Form 10-Q
period 1993-11-27
MILLER HERMAN INC
filed 1994-01-04
CIK 66382

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q

  /X/    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended November 27, 1993              Commission File No. 0-5813


                              HERMAN MILLER, INC.


A Michigan Corporation                                     ID No. 38-0837640

855 Main Avenue, PO Box 302, Zeeland, MI  49464-0302    Phone (616) 654 3000

Herman Miller, Inc.

         (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the
             preceding 12 months                   Yes  /X/     No / /

         (2) has been subject to such filing requirements for the past 90
             days.                                 Yes  /X/     No / /

Common Stock Outstanding at December 30, 1993--25,103,990 shares.

The Exhibit Index appears at page 14.

                         HERMAN MILLER, INC. FORM 10-Q
                    FOR THE QUARTER ENDED NOVEMBER 27, 1993
                                     INDEX


                                                                                        Page No.
                                                                                        --------
Part I--Financial Information

      Condensed Consolidated Balance Sheets--
         November 27, 1993, and May 29, 1993                                                3

      Condensed Consolidated Statements of Operations--
         Three Months and Six Months Ended November 27, 1993,
         and November 28, 1992                                                              4

      Condensed Consolidated Statements of Cash Flows--
         Six Months Ended November 27, 1993
         and November 28, 1992                                                              5

      Notes to Condensed Consolidated Financial Statements                                  6-7

      Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                      8-11

Part II--Other Information

      Exhibits and Reports on Form 8-K                                                      12

      Signatures                                                                            13

      Exhibit Index                                                                         14

                              HERMAN MILLER, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                      November 27,       May 29,                                            November 27,    May 29,
                                        1993              1993                                                1993           1993
                                      ------------       --------                                           ----------     --------
                                      (unaudited)       (audited)                                           (unaudited)    (audited)
ASSETS                                                                 LIABILITIES & SHAREHOLDERS' EQUITY
- ------                                                                 ----------------------------------

CURRENT ASSETS:                                                        CURRENT LIABILITIES:
 Cash and cash equivalents             $   24,155        $ 16,531       Current maturities of long-term debt  $    529     $    515
 Accounts receivable, net                 126,959         111,218       Notes payable                           27,352       18,234
 Inventories --                                                         Accounts payable                        41,985       38,654
  Finished goods                           19,307          18,923       Accruals                                90,236       87,456
                                                                                                              --------      -------
  Work in process                           7,032           6,692         Total current liabilities            160,102      144,859
                                                                                                              --------      -------
  Raw materials                            33,248          30,423
                                       ----------         --------
    Total inventories                      59,587          56,038      LONG-TERM DEBT, less current
                                       ----------         --------          maturities                          20,870       21,128
 Prepaid expenses and current
  deferred income taxes                    23,333          23,783      DEFERRED TAXES                            7,185        7,412
                                       ----------         -------

    Total current assets                  234,034         207,570      OTHER LIABILITIES                        28,560       27,001
                                       ----------         -------

PROPERTY AND EQUIPMENT, AT COST           447,480         431,407      SHAREHOLDERS' EQUITY:
 Less-accumulated depreciation            215,519         202,963       Common stock $.20 par value              5,059        5,001
                                       ----------         -------
   Net property and equipment             231,961         228,444       Additional paid-in capital              36,451       29,863
                                       ----------         -------
                                                                        Retained earnings                      263,918      251,831
OTHER ASSETS:                                                           Cumulative translation adjustment       (2,344)      (1,349)
 Notes receivable, net                     38,578          32,174       Unearned stock grant compensation       (1,110)      (1,404)
                                                                                                              --------      -------
 Other noncurrent assets                   14,118          16,154
                                       ----------         -------
                                                                         Total shareholders' equity            301,974      283,942
                                                                                                              --------      -------

                                                                         Total liabilities and
   Total assets                        $  518,691        $484,342         shareholders' equity                $518,691     $484,342
                                       ----------        --------                                             --------     --------
                                       ----------        --------                                             --------     --------



     See accompanying notes to condensed consolidated financial statements.

                              HERMAN MILLER, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                    Three Months Ended                 Six  Months Ended
                                                                  ---------------------               ---------------------
                                                                   Nov. 27,      Nov. 28,              Nov. 27,     Nov. 28,
                                                                    1993          1992                  1993         1992
                                                                  --------      --------              --------     --------
NET SALES                                                        $241,822     $ 204,974              $ 463,388    $404,570

COST AND EXPENSES:

    Cost of goods sold                                            157,492       136,114                302,735     267,314
    Operating expenses                                             67,340        62,142                130,527     125,733
    Interest expense                                                  317           699                    744       1,238
    Other income, net                                                (810)          (39)                (1,675)       (482)
                                                                 --------      --------                -------     -------
                                                                  224,339       198,916                432,331     393,803
                                                                 --------       -------                -------     -------
INCOME BEFORE TAXES ON INCOME                                      17,483         6,058                 31,057      10,767

PROVISION FOR TAXES ON INCOME                                       6,300         2,500                 12,400       4,800
                                                                  -------        ------                -------      ------
NET INCOME                                                       $ 11,183     $   3,558              $  18,657   $   5,967
                                                                  -------      --------              ---------     -------
                                                                  -------      --------              ---------     -------
NET INCOME PER SHARE                                             $    .44     $     .14              $     .74   $     .24
                                                                ---------     ---------              ---------   ---------
                                                                ---------     ---------              ---------   ---------
DIVIDENDS PER SHARE OF COMMON STOCK                              $    .13     $     .13              $     .26   $     .26
                                                                ---------     ---------              ---------   ---------
                                                                ---------     ---------              ---------   ---------

     See accompanying notes to condensed consolidated financial statements.

                              HERMAN MILLER, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF
                                   CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                               Six Months Ended
                                                                               ----------------
                                                                         Nov. 27,           Nov. 28,
                                                                           1993               1992
                                                                         -----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                           $ 18,657            $  5,967
    Depreciation and amortization                                          16,891              16,066
    Other, net                                                             (9,841)             16,891
                                                                         --------            --------
    Net cash provided by operating activities                              25,707              38,924
                                                                         --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Notes receivable repayments                                           189,556             154,037
    Notes receivable issued                                              (197,210)           (155,790)
    Capital expenditures                                                 ( 18,236)            (17,081)
    Other, net                                                              1,139              (3,101)
                                                                         --------            --------
    Net cash used for investing activities                                (27,029)            (21,935)
                                                                         --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net common stock issued                                                 8,281               1,047
    Net long-term debt repayments                                             (57)             (8,892)
    Net short-term debt borrowings                                          9,404               5,797
    Dividends paid                                                         (6,534)             (6,553)
    Common stock purchased and retired                                     (1,634)             (8,155)
    Other, net                                                               (138)               (140)
                                                                         --------            --------
    Net cash provided by (used for) financing activities                    9,322             (16,896)
                                                                         --------            --------

EFFECT OF EXCHANGE RATE
    CHANGES ON CASH                                                          (376)               (911)
                                                                         --------            --------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                        7,624                (818)

CASH AND CASH EQUIVALENTS
    BEGINNING OF PERIOD                                                    16,531              16,949
                                                                         --------            --------

CASH AND CASH EQUIVALENTS
    AT END OF PERIOD                                                     $ 24,155            $ 16,131
                                                                         --------            --------
                                                                         --------            --------

     See accompanying notes to condensed consolidated financial statements.

                              HERMAN MILLER, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


FOOTNOTE DISCLOSURES

The condensed consolidated financial statements have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The company believes that the disclosures made in this document are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company's Annual Report on Form 10-K for the year ended May 29, 1993.

FISCAL YEAR

The company's fiscal year ends on the Saturday closest to May 31.

SUPPLEMENTAL CASH FLOW INFORMATION

Cash and cash equivalents include all highly liquid debt instruments purchased as part of the company's cash management function. Due to the short maturities of these items, the carrying amount approximates fair value.

Cash payments for income taxes and interest (in thousands) were as follows:

                                                        Six Months Ended
                                                        -----------------
                                                 November 27,           November 28,
                                                   1993                    1992
                                             -----------------        ---------------
        Interest paid                          $   729                   $1,061
        Income taxes paid                      $13,506                   $8,247

CONTINGENCIES

On January 7, 1992, Haworth, Inc., filed a lawsuit in the U.S. District Court for the Northern District of Georgia, Atlanta Division, against Herman Miller, Inc., alleging that the electrical systems used in certain of the company's products infringes one or more of Haworth's patents. On December 9, 1992, the company's motion for change of venue was granted, and the lawsuit was transferred to the U.S. District Court for the Western District of Michigan (Southern Division). The company has received a written opinion from its patent counsel that such patent counsel do not believe the company has been selling an infringing product. The litigation is in a preliminary stage, and the company is defending its position vigorously.

Additionally, there are various other claims and legal proceedings pending against the company arising from its operations.

At this time, management does not expect these matters to have a material adverse effect on the company's consolidated financial position. However, the outcome of these matters is not subject to prediction with certainty.

REPORT OF MANAGEMENT

In the opinion of the company, the accompanying unaudited condensed consolidated financial statements taken as a whole contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the company as of November 27, 1993, and the results of its operations and cash flows for the six months then ended. Interim results are not necessarily indicative of results for a full year.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain significant factors which have affected the company's financial condition and earnings during the periods included in the accompanying condensed consolidated financial statements.

A. Financial Summary

   A summary of the period-to-period changes is shown below.
   All amounts are increases (decreases) unless otherwise noted. Dollars are shown in thousands.


                                                                         Three Months                 Six Months
                                                                  ------------------------     -----------------------
                                                                       $             %              $            %
                                                                  ----------     ----------    ----------    ---------
      NET SALES                                                  36,848           18.0        58,818            14.5

      COST OF GOODS SOLD                                         21,378           15.7        35,421            13.3

      OPERATING EXPENSES                                          5,198            8.4         4,794             3.8

      INTEREST EXPENSE                                             (382)         (54.6)         (494)          (39.9)

      OTHER (INCOME) EXPENSE, NET                                  (771)*     (1,976.9)       (1,193)*        (247.7)

      INCOME BEFORE TAXES ON INCOME                              11,425          188.6        20,290           188.4

      PROVISION FOR TAXES ON INCOME                               3,800          152.0         7,600           158.3

      NET INCOME                                                  7,625          214.3        12,690           212.7

* Represents an increase in other income

B. Results of Operations

   Net sales increased $36.8 million, or 18.0 percent, over second quarter results a year ago. For the second three months of 1994, the company had net sales of $241.8 million, compared with net sales of $205.0 million in the second three months last year.
   For the first six months of 1994, the company had net sales of $463.4 million, compared to net sales of $404.6 million in the first six months last year.

   Net sales of $241.8 million for the second quarter were the highest recorded in any quarter of the company's history. According to the most recent statistics of the Business and Institutional
   Furniture Manufacturers Association (BIFMA), United
   States office furniture sales for both the last five- and ten- month periods increased between 5 and 6 percent over the same periods a year ago. This compares with the company's year-over-year United
   States net growth rates of 16.5 percent and 14.4 percent for the last 6 and 12 months, respectively.
   Consolidated order entry through the fourth week of December remains strong on a comparative basis with year-ago levels.

   Net sales of international operations and export sales from the United States in the second quarter ended November 27, 1993, totaled $40.2 million compared with $30.8 million last year. For the first six months of 1994, net sales of international operations and export sales from the United States were $65.8 million compared with $63.1 million last year.

   The backlog of unfilled orders at November 27, 1993, was $140.7 million compared with $140.4 million a year earlier, and $132.1 million at August 28, 1993.

   New orders received in the second quarter increased
   $23.8 million to $250.5 million, or 10.5 percent, when compared to the same period a year ago. New orders for the first six months increased $45.6 million, or 10.6 percent, when compared to the first six months of fiscal 1993. New orders for the first six months of fiscal 1994 also were a company record for a six-month period.

   Gross margin increased to 34.9 percent during the second quarter of 1994, compared to a gross margin of
   33.6 percent for the same period last year. The gross margin for the first six months increased to 34.7 percent of net sales compared with 33.9 percent in the prior year. This primarily was attributable to increased volume in fiscal year 1994, which more effectively utilizes fixed overhead.

   Operating expenses, including design and research, were $67.3 million for the second quarter, an increase of $5.2 million, or 8.4 percent, over second quarter last year. Operating expenses for the first six months of 1993 were $130.5 million, a $4.8 million increase over the $125.7 million operating expenses for the first six months of 1993. As a percent of net sales, operating expenses were 28.2 and 31.1 for the first six months of the current and prior year, respectively. The decrease as a percent of net sales directly was attributable to the increase in net sales as well as a lower fixed cost structure as a result of the company's ongoing restructuring and cost reduction efforts.

   Interest expense decreased $.4 million over second quarter 1993. The decrease primarily was a result of reduced long- and short-term borrowings. Total interest bearing debt was $48.8 million at the end of the second quarter of fiscal 1994, compared with $49.9 million at November 28, 1992.

   Net other income increased $.8 million over second quarter 1993. For the first six months of 1994, net other income increased to $1.7 million from $.5 million in the prior year.

   The effective tax rate was 39.9 percent for the first six months of 1994, compared with 44.6 percent for the same period last year. The effective tax rate decreased for the first six months due to a reduction in European losses year to date in fiscal 1994 over fiscal 1993.

   Net income increased to $11.2 million in the second quarter, compared to $3.6 million income for the same period last year. Net income for the first six months of 1994 was $18.7 million compared to $6.0 million for the same period last year. Net income for the second quarter was the best recorded in 3.5 years.

   Net income from the company's international operations and export sales from the United States for the second quarter increased to net income of $1.5 million compared with a net loss of $1.3 million last year. The first six months increased $2.3 million to a $.9 million loss, compared with net loss of $3.2 million for the same period last year.

   The company's international results were affected by significant project business in both Asia/Pacific and Latin America regions, which more than doubled total second quarter sales in these regions over last year and also contributed to the highest net income from international and United States exports in three years. While European net sales fell 4 percent versus a year ago, European results improved for the second quarter $.5 million due to cost reduction and restructuring measures initiated last year. During the second quarter, order entry in Europe was weak on a year-to-year comparative basis, but was stronger on a sequential basis over the first quarter.
   Asia/Pacific and Latin America second quarter orders were strong on both a comparative and sequential basis. Prolonged sluggish growth in Continental
   Europe and Japan will continue to contribute to the uncertainty and volatility of the company's international results.

   The second quarter of fiscal 1994 marked the fourth consecutive quarter of favorable year-to-year comparisons in both net sales and net income.

C. Financial Condition, Liquidity, and Capital Resources

   First Six Months FY 1994 versus First Six Months FY 1993

   The first six months' cash flow from operating activities totaled $25.7 million when compared to net income of $18.7 million. Higher volume for the last six months increased demand for working capital and lessened cash flow from operations. However, accounts receivable and inventory as well as all other assets
   (except cash) increased less on a percentage basis than the 14.5 percent increase in net sales for the last six months. Asset utilization, as measured by the ratio of net sales-to-average assets, improved to
   1.85 in fiscal 1994 from 1.73 in the first six months in fiscal 1993. Net return-on-average total assets
   (ROA) and net return-on-average total equity (ROE) both improved to 7.4 percent and 12.7 percent, respectively, versus 2.6 percent and 4.4 percent a year ago, respectively.

   The company is committed to the 2.0 million share repurchase program announced in January 1991 and resumed purchases in the second quarter of fiscal
   1994. During the three months ended November 27, 1993, 65,000 shares were repurchased at an average cost of $25.14 per share. This brought the total shares repurchased since January of 1991 to 1.41 million shares at an average cost of $17.44 per share. All share repurchases have been made on the open market on an unsolicited basis.

   Other than described above, there were no significant changes to the company's overall financial condition during the first six months of fiscal year 1994. The company's planned capital requirements for the remainder of the fiscal year include approximately
   $24 million of capital expenditures and long-term debt repayments. Management believes that the company's cash and cash equivalents, combined with cash generated from operations and, if necessary, additional available external financing capability, will be adequate to meet anticipated liquidity needs for operations.

Part II

Item 6: Exhibits and Reports on Form 8-K

1. Exhibits

   See Exhibit Index

2. Reports on Form 8-K

   No reports on Form 8-K were filed during the three months ended November 27, 1993.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

                                            HERMAN MILLER, INC.

January 4, 1994                             /s/ J. KERMIT CAMPBELL
                                            -------------------------
                                            J. Kermit Campbell
                                            (President and
                                            Chief Executive Officer)



January 4, 1994                             /s/ JAMES H. BLOEM
                                            -------------------------
                                            James H. Bloem
                                            (Vice President,
                                            Chief Financial Officer,
                                            and Principal Accounting Officer)

*Exhibit Index

(11) Computations of earnings per common share.