Form 10-Q
period 1994-02-26
MILLER HERMAN INC
filed 1994-04-05
CIK 66382

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q

  X        QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

_____     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended February 26, 1994


                              HERMAN MILLER, INC.


A Michigan Corporation                                        ID No. 38-0837640

855 Main Avenue, PO Box 302, Zeeland, MI  49464-0302       Phone (616) 654 3000

Herman Miller, Inc.

     (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months

                                                             Yes   X     No ____

     (2)    has been subject to such filing requirements for the past 90 days.

                                                             Yes   X     No ____

Common Stock Outstanding at March 31, 1994--24,979,217 shares.

The Exhibit Index appears at page 15.

                                                          HERMAN MILLER, INC. FORM 10-Q
                                                          -----------------------------
                                                     FOR THE QUARTER ENDED FEBRUARY 26, 1994
                                                     ---------------------------------------
                                                                      INDEX
                                                                      -----


                                                                                                  Page No.
                                                                                                  --------
Part I -- Financial Information

               Condensed Consolidated Balance Sheets --
                     February 26, 1994, and May 29, 1993                                                3

               Condensed Consolidated Statements of Operations --
                     Three Months and Nine Months Ended February 26, 1994,
                     and February 27, 1993                                                              4

               Condensed Consolidated Statements of Cash Flows --
                     Nine Months Ended February 26, 1994
                     and February 27, 1993                                                              5

               Notes to Condensed Consolidated Financial Statements                                     6-7

               Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                                      8-12

Part II -- Other Information

               Exhibits and Reports on Form 8-K                                                         13

               Signatures                                                                               14

               Exhibit Index                                                                            15

                                                               HERMAN MILLER, INC.
                                                               -------------------
                                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                      -------------------------------------
                                                             (DOLLARS IN THOUSANDS)
                                                             ----------------------


                                   February 26,   May 29,                                               February 26,   May 29,
                                       1994         1993                                                   1994          1993
                                   ------------  -----------                                             ---------    -----------
                                    (unaudited)   (audited)                                             (unaudited)     (audited)
ASSETS                                                        LIABILITIES & SHAREHOLDERS' EQUITY
- ------                                                        ----------------------------------

CURRENT ASSETS:                                               CURRENT LIABILITIES:
     Cash and cash equivalents        $ 22,639     $ 16,531      Current maturities of long-term debt      $    513      $    515
     Accounts receivable, net          121,382      111,218      Notes payable                               27,654        18,234
     Inventories---                                              Accounts payable                            33,629        38,654
      Finished goods                    19,867       18,923      Accruals                                    89,641        87,456
                                                                                                            -------       -------
      Work in process                    5,686        6,692       Total current liabilities                 151,437       144,859
                                                                                                            -------       -------
      Raw materials                     31,758       30,423
                                        ------      -------
       Total inventories                57,311       56,038      LONG-TERM DEBT, less current maturities     20,724        21,128
                                        ------      -------
     Prepaid expenses and other         19,698       23,783
                                        ------      -------
                                                                 DEFERRED TAXES                               7,204         7,412
       Total current assets            221,030      207,570
                                       -------      -------
                                                                 OTHER LIABILITIES                           28,825        27,001
PROPERTY AND EQUIPMENT, AT COST        448,741      431,407
 Less-accumulated depreciation         216,222      202,963      SHAREHOLDERS' EQUITY:
                                       -------      -------
      Net property and equipment       232,519      228,444         Common stock $.20 par value               5,043         5,001
                                       -------      -------
                                                                    Additional paid-in capital               33,867        29,863
OTHER ASSETS:                                                       Retained earnings                       271,822       251,831
   Notes receivable, net                34,896       32,174         Cumulative translation adjustment        (2,546)       (1,349)
   Other noncurrent assets              26,904       16,154         Unearned stock grant compensation        (1,027)       (1,404)
                                        ------      -------                                                  ------        ------
                                                                       Total shareholders' equity           307,159       283,942
                                                                                                            -------       -------
                                                                       Total liabilities and
          Total assets                $515,349     $484,342             shareholders' equity               $515,349      $484,342
                                       -------      -------                                                 -------      --------
                                       -------      -------                                                 -------      --------



     See accompanying notes to condensed consolidated financial statements.

                                                        HERMAN MILLER, INC.
                                                        -------------------
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                          -----------------------------------------------
                                           (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                           --------------------------------------------
                                                            (UNAUDITED)
                                                            -----------

                                                                         Three Months Ended        Nine Months Ended
                                                                         ------------------        --------------------
                                                                     Feb. 26,      Feb. 27,     Feb. 26,       Feb. 27,
                                                                       1994           1993        1994           1993
                                                                     --------       -------     --------       --------
NET SALES                                                           $241,949      $217,462     $705,337       $622,032

COST AND EXPENSES:

    Cost of goods sold                                               157,791       141,463      460,526        408,777
    Operating expenses                                                67,455        65,025      197,982        190,758
    Interest expense                                                     342           415        1,086          1,653
    Other income, net                                                   (920)       (1,178)      (2,595)        (1,660)
                                                                    --------      --------     --------       --------
                                                                     224,668       205,725      656,999        599,528
                                                                    --------       -------      -------        -------

INCOME BEFORE TAXES ON INCOME                                         17,281        11,737       48,338         22,504

PROVISION FOR TAXES ON INCOME                                          6,100         4,500       18,500          9,300
                                                                   ---------      --------     --------       --------

NET INCOME                                                         $  11,181     $   7,237    $  29,838      $  13,204
                                                                    --------      --------     --------       --------
                                                                    --------      --------     --------       --------
EARNINGS PER SHARE                                                $      .44    $      .29   $     1.18     $      .53
                                                                   ---------     ---------    ---------      ---------
                                                                   ---------     ---------    ---------      ---------

DIVIDENDS PER SHARE OF COMMON STOCK                               $      .13    $      .13   $      .39     $      .39
                                                                   ---------     ---------    ---------      ---------
                                                                   ---------     ---------    ---------      ---------

See accompanying notes to condensed consolidated financial statements.

                                                        HERMAN MILLER, INC.
                                                        -------------------
                                               CONDENSED CONSOLIDATED STATEMENTS OF
                                               ------------------------------------
                                                            CASH FLOWS
                                                            ----------
                                                      (DOLLARS IN THOUSANDS)
                                                      ----------------------
                                                            (UNAUDITED)
                                                            -----------
                                                                                Nine Months Ended
                                                                                -----------------
                                                                           Feb. 26,              Feb. 27,
                                                                              1994                 1993
                                                                          -----------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                                           $ 29,838           $ 13,204
         Depreciation and amortization                                          25,369             24,184
         Other, net                                                             (5,286)            25,793
                                                                              --------             ------
         Net cash provided by operating activities                              49,921             63,181
                                                                               -------             ------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Notes receivable repayments                                           276,432            233,938
         Notes receivable issued                                              (281,194)          (238,708)
         Capital expenditures                                                  (27,491)           (33,231)
         Other, net                                                            (14,086)            (2,940)
                                                                               -------             ------
         Net cash used for investing activities                                (46,339)           (40,941)
                                                                               -------             ------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Net common stock issued                                                11,046              1,868
         Net long-term debt repayments                                            (198)            (8,946)
         Net short-term debt borrowings                                          9,509              4,985
         Dividends paid                                                         (9,824)            (9,775)
         Common stock purchased and retired                                     (7,020)            (8,155)
         Other, net                                                               (207)              (218)
                                                                              --------             ------
         Net cash provided by (used for) financing activities                    3,306            (20,241)
                                                                              --------            -------
EFFECT OF EXCHANGE RATE
         CHANGES ON CASH                                                          (780)              (897)
                                                                              --------             ------
NET INCREASE IN CASH AND
         CASH EQUIVALENTS                                                        6,108              1,102

CASH AND CASH EQUIVALENTS,
         BEGINNING OF PERIOD                                                    16,531             16,949
                                                                               -------             ------
CASH AND CASH EQUIVALENTS,
         END OF PERIOD                                                        $ 22,639            $18,051
                                                                               -------             ------
                                                                               -------             ------

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



Cash payments for income taxes and interest (in thousands) were as follows:

                                                  Nine Months Ended
                                                  -----------------
                                            February 26,     February 27,
                                                1994             1993
                                           ---------------  -------------
         Interest paid                      $1,056              $1,521
         Income taxes paid                  $9,450             $10,613

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

REPORT OF MANAGEMENT

In the opinion of the company, the accompanying unaudited condensed consolidated financial statements taken as a whole contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the company as of February 26, 1994, and the results of its operations and cash flows for the nine months then ended. Interim results are not necessarily indicative of results for a full year.

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


                                               Three Months                 Nine Months
                                        ------------------------     ------------------------
                                             $             %              $            %
                                        ----------     ----------    ----------    ---------
    NET SALES                           24,487          11.3        83,305            13.4

    COST OF GOODS SOLD                  16,328          11.5        51,749            12.7

    OPERATING EXPENSES                   2,430           3.7         7,224             3.8

    INTEREST EXPENSE                       (73)        (17.6)         (567)          (34.3)

    OTHER INCOME NET                       258*         21.9*         (935)*         (56.3)*

    INCOME BEFORE TAXES ON INCOME        5,544          47.2        25,834           114.8

    PROVISION FOR TAXES ON INCOME        1,600          35.6         9,200            98.9

    NET INCOME                           3,944          54.5        16,634           126.0

* Represents a decrease (increase) in other income

B.       Results of Operations

         Net sales increased $24.5 million, or 11.3 percent, over third quarter results a year ago. For the third three months of 1994, the company had net sales of $241.9 million, compared with net sales of $217.5 million in the third three months last year. For the first nine months of 1994, the company had net sales of $705.3 million, compared to net sales of $622.0 million in the first nine months last year.

         Net sales for the first nine months of fiscal 1994 were the highest recorded in any first nine-month period in the company's history. According to the most recent statistics of the Business and Institutional Furniture Manufacturing Association (BIFMA), United States office furniture net sales for the latest eight-month period increased approximately 7 percent over the same period a year ago. This compares with the company's year-over-year United States net sales growth rate of 13.8 percent for the first nine months.

         Net sales of international operations and export sales from the United States in the third quarter ended February 26, 1994, totaled $35.5 million compared with $28.3 million last year. For the first nine months of 1994, net sales of international operations and export sales from the United States were $101.3 million compared with $91.4 million last year.

         The backlog of unfilled orders at February 26, 1994, was $115.2 million compared with $126.2 million a year earlier, and $140.7 million at November 27, 1993.

         New orders received in the third quarter were $216.4 million, an increase of $13.1 million, or 6.5 percent, when compared to the same period a year ago. New orders for the first nine months were $690.8 million, an increase of $58.8 million, or 9.3 percent, when compared to the first nine months of fiscal 1993. New orders for both the third quarter and first nine months were the highest recorded in any same respective period of the company's history.

         While new orders were a company record for any third quarter, the rate of order increase was lower than any of the previous four quarters. The third quarter, which contains the year-end holiday period, historically is marked by slower order formation. However, a solid order entry rate achieved in December was lowered by unusually severe weather and other natural disasters in the United States during January and February. Through March, both selling activity and order entry are regaining momentum, albeit at slightly lower rates than achieved earlier in the fiscal year.

         Gross margin decreased to 34.8 percent during the third quarter of 1994, compared to a gross margin of 34.9 percent for the same period last year. The decrease is attributable to lower labor efficiencies. The gross margin for the first nine months increased to 34.7 percent of net sales compared with 34.3 percent in the prior year.

         This improvement primarily was attributable to increased volume in fiscal year 1994, which more effectively utilizes fixed overhead.

         Operating expenses, including design and research, were $67.5 million for the third quarter, an increase of $2.4 million, or 3.7 percent, over third quarter last year. Operating expenses for the first nine months of 1994 were $198.0 million, a $7.2 million increase, or 3.8 percent, over the $190.8 million operating expenses for the first nine months of 1993. As a percent of net sales, operating expenses were
         28.1 and 30.7 for the first nine months of the current and prior year, respectively. The decrease as a percent of net sales directly was attributable to the increase in net sales as well as a lower fixed cost structure as a result of the company's ongoing restructuring and cost reduction efforts.

         Interest expense decreased $.1 million over third quarter 1993 and $.6 million for the first nine months of 1994 compared with the first nine months of 1993. The decrease primarily was a result of reduced long- and short-term borrowings. Total interest bearing debt was $48.9 million at the end of the third quarter of fiscal 1994, compared with $49.6 million at February 27, 1993, and $39.9 million at May 29, 1993.

         Net other income decreased $.3 million over third quarter 1993. For the first nine months of 1994, net other income increased $.9 million to $2.6 million from $1.7 million in the prior year. The increase is primarily due to interest income.

         The effective tax rate was 38.3 percent for the first nine months of 1994, compared with 41.3 percent for the same period last year. The effective tax rate decreased for the first nine months due to a reduction in European losses year to date in fiscal 1994 over fiscal 1993.

         Net income increased to $11.2 million in the third quarter, compared to $7.2 million income for the same period last year. Net income for the first nine months of 1994 was $29.8 million compared to $13.2 million for the same period last year. Net income for the third quarter and the first nine months of fiscal 1994 was the highest recorded in any same period during the last four years.

         Net loss from the company's international operations and export sales from the United States for the third quarter decreased to net loss of $.4 million compared with a net loss of $1.1 million last year. The first nine months decreased $3.1 million to a $1.2 million loss, compared with net loss of $4.3 million for the same period last year.

         As was the case in the second quarter of fiscal 1994, international and export sales and results added significantly to the company's comparative results during the third quarter. European net sales were even versus a year ago, with lower sales on the Continent offset by higher sales in the United Kingdom, where the effects of previously incurred net operating loss carryforwards helped reduce the overall tax rate. In addition, as in the second quarter, an increase in project business in both the Asia/Pacific and Latin American regions allowed the company to achieve a significant improvement in net income over year-ago levels. International net sales for the first nine months exceeded the $100 million mark for the first time. However, prolonged sluggish growth in Continental Europe and Japan will continue to contribute to the uncertainty and volatility of the company's international results.

         On February 8, 1994, the company acquired Herman Miller Righetti S.A. de C.V. of Mexico. Herman Miller Righetti had been the company's joint-venture partner in Mexico since 1981. Herman Miller Righetti's net sales for the last three calendar years (beginning with 1993) were $31.0 million, $27.1 million, and $19.2 million, respectively. The acquisition was an all-cash transaction that will neither materially enhance nor dilute the consolidated results of Herman Miller, Inc., for the year ended May 28, 1994.

C.       Financial Condition, Liquidity, and Capital Resources

         First Nine Months FY 1994 versus First Nine Months FY 1993

         Despite the usually expected increased working capital requirements which normally would accompany record quarterly net sales, cash flow from operating activities during the third quarter remained a strong $24.2 million versus $24.3 million in the third quarter of last year. Days sales in accounts receivable plus days sales in inventory declined to 80.1 days at February 26, 1994. This compares with 83.0 days at May 29, 1993, and 85.1 days a year ago.

         Asset utilization, as measured by the ratio of net sales-to-average total assets, improved to 1.88 in the first nine months of fiscal 1994 compared with 1.75 in the first nine months of fiscal 1993. Moreover, nine-month net return-on-sales (ROS), net return-on-average total assets (ROA), and net return-on-average total equity (ROE) improved to
         4.2 percent, 8.0 percent, 13.5 percent, respectively, versus 2.1 percent, 3.7 percent, and 6.4 percent a year ago, respectively.

         With strong cash flow and high asset utilization, the company remains committed to its 2.0 million share repurchase program announced in January of 1991. During the three months ended February 26, 1994, 193,500 shares were repurchased at an average cost of $27.84 per share. This brings the total shares repurchased year-to-date through February 26, 1994, to 258,500 shares at an average cost of $27.16 per share. Since January 1991, 1.602 million shares have been repurchased at an average cost of $18.69 per share. The trading range between January 1, 1991, and February 26, 1994, was $14.75 to $35.00 per
         share. All purchases were made in the open market on an unsolicited basis.

         Other than described above, there were no significant changes to the company's overall financial condition during the first nine months of fiscal year 1994. The company's planned capital requirements for the remainder of the fiscal year include approximately $10 million of capital expenditures and long-term debt repayments. Management believes that the company's cash and cash equivalents, combined with cash generated from operations and, if necessary, additional available external financing capability, will be adequate to meet anticipated liquidity needs for operations.

Part II

Item 6:           Exhibits and Reports on Form 8-K

1.       Exhibits

         See Exhibit Index

2.       Reports on Form 8-K

         No reports on Form 8-K were filed during the three months ended February 26, 1994.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

                                              HERMAN MILLER, INC.



April 5, 1994                                 /s/ J. Kermit Campbell
                                              ----------------------------------
                                                  J. Kermit Campbell
                                                  (President and
                                                  Chief Executive Officer)



April 5, 1994                                 /s/ James H. Bloem
                                              ----------------------------------
                                                  James H. Bloem
                                                  (Vice President,
                                                  Chief Financial Officer,
                                                  and Principal Accounting
                                                  Officer)

*Exhibit Index

(11)     Computations of earnings per common share.