Form 10-K
period 1994-05-28
MILLER HERMAN INC
filed 1994-08-22
CIK 66382

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-K

  X       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended May 28, 1994                    Commission File No. 0-5813

                              Herman Miller, Inc.
             (Exact name of registrant as specified in its charter)

             Michigan                                     38-0837640
   (State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                       Identification No.)

       855 East Main Avenue
            PO Box 302
         Zeeland, Michigan                                     49464-0302
       (Address of principal                                   (Zip Code)
        executive offices)

Registrant's telephone number, including area code: (616) 654 3000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:      Common Stock,
                                                                 $.20 Par Value
                                                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X  . No     .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

The aggregate market value of the voting stock held by "nonaffiliates" of the registrant (for this purpose only, the affiliates of the registrant have been assumed to be the executive officers and directors of the registrant and their associates) as of August 8, 1994, was approximately $688,886,586 (based on $27.625 per share which was the closing sale price in the over-the-counter market as reported by NASDAQ).

The number of shares outstanding of the registrant's common stock, as of August 8, 1994: Common stock, $.20 par value--24,595,475 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on October 6, 1994, are incorporated into Part III of this report.

                                     PART 1

Item 1  BUSINESS

(a)  General Development of Business

The company primarily is engaged in the design, manufacture, and sale of furniture systems and furniture, and related products and services, for offices, and, to a lesser extent, for health-care facilities and other uses. Through research, the company seeks to define and clarify customer needs and problems existing in its markets and to design, through innovation where feasible, products and systems as solutions to such problems.

Herman Miller, Inc., was incorporated in Michigan in 1905. One of the company's major plants and its corporate offices are located at 855 East Main Avenue, PO Box 302, Zeeland, Michigan, 49464-0302, and its telephone number is (616) 654 3000. Unless otherwise noted or indicated by the context, the term "company" includes Herman Miller, Inc., its predecessors and subsidiaries.

(b)  Financial Information About Industry Segments

A dominant portion (more than 90 percent) of the company's operations is in a single industry segment--the design, manufacture, and sale of office furniture systems and furniture, and related products and services. Accordingly, no separate industry segment information is presented.

(c)  Narrative Description of Business

The company's principal business consists of the research, design, development, manufacture, and sale of furniture systems and furniture, and related products and services. Most of these systems and products are coordinated in design so that they may be used both together and interchangeably. The company's products and services are purchased primarily for offices, and, to a lesser extent, health-care facilities and other uses. The company is a leader in design and development of furniture and furniture systems. This leadership is exemplified by the innovative concepts introduced by the company in its modular systems known as "Action Office(R)," "Co/Struc(R)," and "Ethospace(R)." Action Office, the company's series of three freestanding office partition and furnishing systems, is believed to be the first such system to be introduced and nationally marketed and as such popularized the "open plan" approach to office space utilization. Co/Struc is a unique system for storing and handling materials and supplies within health-care facilities and laboratories. Ethospace interiors is a system of movable full- and partial-height walls, with panels and individual wall segments that interchangeably attach to wall framework. It includes wall-attached work surfaces and storage/display units, electrical distribution, lighting, organizing tools, and freestanding components. The company also offers a broad array of seating (including "Equa(R)" and "Ergon(R)" office chairs), storage (including Meridian filing products), and freestanding furniture products.

The company's products are marketed worldwide by its own sales staff. These sales persons work with dealers, the design and architectural community, as well as directly with end users. Seeking and strengthening the various distribution channels within the marketplace is a major focus of the company. Independent dealerships concentrate on the sale of Herman Miller products and a few complementary product lines of other manufacturers. Approximately 83.9 percent of the company's sales (in the fiscal year ended May 28, 1994) were made to or through independent dealers. The remaining sales (16.1 percent) were made directly to end-users, including federal, state, and local governments, and several major corporations.

The company's furniture systems, seating, storage, and freestanding furniture products, and related services are used in (1) office/institution environments including offices and related conference, lobby and lounge areas, and general public areas including transportation terminals; (2) health/science environments including hospitals and other health care facilities; (3) clinical, industrial, and educational laboratories; and (4) other environments. In the following table, sales are classified by end-user (in millions):

                                                               Year Ended
                                    ------------------------------------------------------------------
                                          May 28,                May 29,                 May 30,
                                            1994                  1993                   1992
                                    --------------------  --------------------   ---------------------
                                    Net          % of       Net         % of       Net          % of
                                    Sales       Total       Sales      Total       Sales       Total
                                    -----       -----       -----      -----       -----       -----
Office/Institution Environments    $922.1        96.7      $824.2       96.3      $773.5        96.1

Other (1)                            31.1         3.3        31.5        3.7        31.2         3.9
                                   ------       -----      ------     ------      ------       -----

  Total                            $953.2       100.0      $855.7     100.00      $804.7       100.0
                                   ======       =====      ======     ======      ======       =====

(1)      Includes health/science, industrial light assembly, and other users.

New Product and Industry Segment Information

During the past 12 months, the company has not made any public announcement of, or otherwise made public information about, a new product or a new industry segment which would require the investment of a material amount of the company's assets or which would otherwise result in a material cost.

Raw Materials

The company's manufacturing materials are available from a significant number of sources within the United States, Canada, Europe, and the Far East. To date, the company has not experienced any difficulties in obtaining its raw materials. The raw materials used are not unique to the industry nor are they rare.

Patents, Trademarks, Licenses, Etc.

The company has approximately 169 active United States utility patents on various components used in its products and systems and approximately 85 active United States design patents. Many of the inventions covered by the United States patents also have been patented in a number of foreign countries.
Various trademarks, including the name and style "Herman Miller," and the "   "
trademark, are registered in the United States and certain foreign countries. The company does not believe that any material part of its business is dependent on the continued availability of any one or all of its patents or trademarks, or that its business would be materially adversely affected by the loss of any thereof except the "Herman Miller," "Action Office," "Co/Struc,"
"Ergon," "Ethospace," "Equa," and "    " trademarks.

Seasonal Nature of Business

The company does not consider its business to be seasonal in nature.

Working Capital Practices

The company does not believe that it or the industry in general has any special practices or special conditions affecting working capital items that are significant for an understanding of the company's business.

Customer Base

No single dealer accounted for more than 3.0 percent of the company s net sales in the fiscal year ended May 28, 1994. For fiscal 1994, the largest single end-user customer accounted for approximately 9.4 percent of the company's net sales with the 10 largest of such customers accounting for approximately 17.3 percent of the company's sales. The company does not believe that its business is dependent on any single or small number of customers, the loss of which would have a materially adverse effect upon the company.

Backlog of Orders

As of May 28, 1994, the company's backlog of unfilled orders was $138.6 million. At May 29, 1993, the company's backlog totalled $129.8 million. It is expected that substantially all the orders forming the backlog at May 28, 1994, will be filled during the current fiscal year. Many orders received by the company are filled from existing raw material inventories and are reflected in the backlog for only a short period while other orders specify delayed shipments and are carried in the backlog for up to one year. Accordingly, the amount of the backlog at any particular time is not necessarily indicative of the level of net sales for a particular succeeding period.

Government Contracts

Other than standard price reduction and other provisions contained in contracts with the United States government, the company does not believe that any significant portion of its business is subject to material renegotiation of profits or termination of contracts or subcontracts at the election of various government entities.

Competition

All aspects of the company's business are highly competitive. The principal methods of competition utilized by the company include design, product and service quality, speed of delivery, and product pricing. The company believes that it is the second largest office furniture manufacturer in the United States. However, in several of the markets served by the company, it competes with up to 400 smaller companies and with several manufacturers that have significantly greater resources and sales. Price competition intensified during the past several years and especially during fiscal 1992 and the first half of fiscal 1993. Prices stabilized beginning in the last half of fiscal 1993 and during fiscal 1994. Prior to 1994, the company's gross profit margin declined due to price competition. Through manufacturing productivity gains, and improved purchasing procedures, the company has been able to partially offset the effects of price discounting on its gross margin. These factors, together with price stability during 1994 resulted in an improved gross margin.

Research, Design and Development

One of the competitive strengths of the company is its research, design and development programs. Accordingly, the company believes that its research and design activities are of significant importance. Through research, the company seeks to define and clarify customer needs and problems and to design, through innovation where feasible, products and services as solutions to these customer needs and problems. The company utilizes both internal and independent research and design resources. Exclusive of royalty payments, approximately $26.7 million, $22.4 million, and $20.3 million was spent by the company on design and research activities in fiscal 1994, fiscal 1993, and fiscal 1992, respectively. Royalties are paid to designers of the company's products as the products are sold and are not considered research and development expenditures.

Environmental Matters

The company does not believe, based on existing facts known to management, that existing environmental laws and regulations have had or will have any material effects upon the capital expenditures, earnings, or competitive position of the company. Further, the company continues to rigorously reduce, recycle, and reuse the solid wastes generated by its manufacturing processes. Its accomplishments and these efforts have been widely recognized.

Human Resources

The company considers another of its major competitive strengths to be its human resources. The company stresses individual employee participation and incentives, and believes that this emphasis has helped to attract and retain a capable work force. The company has a human resources group to provide employee recruitment, education and development, and compensation planning and counseling. There have been no work stoppages or labor disputes in the company's history, and its relations with its employees are considered excellent. Approximately 462 of the company's employees are represented by collective bargaining agents, most of whom are employees of its Integrated Metal Technology, Inc., and Herman Miller, Limited (U.K.) subsidiaries. As such, these subsidiaries are parties to collective bargaining agreements with these employees.

As of May 28, 1994, the company employed 5,940 full-time and 513 part-time employees, representing a 9.1 percent increase in full-time employees and a 8.2 percent decrease in part-time employees compared with May 29, 1993. In addition to its employee work force, the company uses purchased labor to meet uneven demand in its manufacturing operations. Throughout the course of the year the use of purchased labor increased by 56.0 percent. The increase is due to the company experiencing a significant increase in sales during the second half of fiscal 1994.

(d)  Information About International Operations

The company's sales in international markets primarily are made to office/institution customers. Foreign sales mostly consist of office furniture products such as Ethospace and Action Office systems, seating, and storage products. The company has focused its international operations on four major markets: Canada, Europe, Latin America, and the Asia/Pacific region. In certain other foreign markets, the company's products are offered through licensing of foreign manufacturers on a royalty basis.

At the present time, the company's products sold in international markets are manufactured by wholly owned subsidiaries in the United States, United Kingdom, Mexico, and Japan. Sales are made through wholly owned subsidiaries in Australia, Canada, France, Germany, Japan, Mexico, the Netherlands, and the United Kingdom. The company's products are offered in the Middle East through dealers.

In several other countries, the company licenses manufacturing and selling rights. Historically, these licensing arrangements have not required a significant investment of funds or personnel by the company, and, in the aggregate, have not produced a material net income for the company.

Additional information with respect to operations by geographic area appears in the note "Segment Information" of the Notes to Consolidated Financial Statements set forth on pages 34 and 35. Fluctuating exchange rates and factors beyond the control of the company, such as tariff and foreign economic policies, may affect future results of international operations.

Item 2  PROPERTIES

The company owns or leases facilities which are located throughout the United States and several foreign countries, including Canada, France, Germany, Japan, Mexico, the Netherlands, and the United Kingdom. The location, square footage, and use of the most significant facilities at May 28, 1994, were as follows:

Location

                                   Square
Owned Locations                    Footage                  Use
- - ---------------                    -------          -----------------------
Zeeland, Michigan                  749,000          Manufacturing, Warehouse, and Office
Spring Lake, Michigan              584,000          Manufacturing, Warehouse, and Office
Holland, Michigan                  355,000          Distribution and Warehouse
Rocklin, California                343,600          Manufacturing and Warehouse
Roswell, Georgia                   220,000          Manufacturing and Warehouse
Holland, Michigan                  216,900          Design Center
Holland, Michigan                  200,000          Manufacturing and Warehouse
Grandville, Michigan               214,800          Manufacturing, Warehouse, and Office
Sanford, North Carolina            160,000          Manufacturing, Warehouse, and Office

Leased Locations
- - ----------------

Zeeland, Michigan                  358,300          Manufacturing, Warehouse, and Office
Dayton, New Jersey                 244,700          Manufacturing and Warehouse
Dallas, Texas                      131,600          Manufacturing and Warehouse
Chippenham, England, U.K.          104,900          Manufacturing and Warehouse
Stone Mountain, Georgia             84,500          Manufacturing and Warehouse
Mexico City, Mexico                 66,200          Manufacturing, Warehouse, and Office

The company also maintains showrooms or sales offices near most major metropolitan areas throughout North America, Europe, the Middle East, Asia/Pacific, and South America. A complete listing of the company's showrooms and sales offices is contained in the Annual Report to Shareholders for the year ended May 28, 1994. The company considers its existing facilities to be in excellent condition, efficiently utilized, well suited, and adequate for its design, production, distribution, and selling requirements.

Item 3  PENDING LEGAL PROCEEDINGS

On January 7, 1992, Haworth, Inc., filed a lawsuit in the U.S. District Court for the Northern District of Georgia (Atlanta Division), against Herman Miller, Inc., alleging that the electrical systems used in certain of the company's products infringe one or more of Haworth's patents. On December 9, 1992, the company's motion for change of venue was granted, and the lawsuit was transferred to the U.S. District Court for the Western District of Michigan (Southern Division).

The litigation is considered to be in an intermediate stage, and the company is defending its position vigorously. The company has requested a jury trial, which has been tentatively set for August 1995 by the court. The patents that are the source of controversy expire on or before December 1, 1994. Since 1991, the company has sold a system of enhanced electrical components on the majority of its product lines, both by number and dollar volume. Haworth has admitted the enhanced electrical components do not infringe the patents in suit. If Haworth were to be successful on its claims, the statute of limitation would bar recovery of any damages arising prior to January 1986.

In November 1985, Haworth filed a lawsuit against Steelcase, Inc., the industry's leader in market share, alleging violations of the same patents, and thus far has prevailed on the issue of liability. The litigation between Haworth and Steelcase currently is continuing on the issue of damages. The company's defenses are substantially different from those relied upon by Steelcase.

The company believes, based upon written opinion of counsel, that its products do not infringe Haworth's patents and that the company is more likely than not to prevail on the merits, although, as with all litigation, there can be no absolute assurance of success. At this time, management does not expect the ultimate resolution of this matter to have a material adverse effect on the company's consolidated financial position. However, the outcome of this matter is not subject to prediction with certainty.

Item 4  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended May 28, 1994.

ADDITIONAL ITEM: EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information relating to Executive Officers of the company is as follows:

                                        Year Elected an           Position with
             Name                 Age   Executive Officer         the Company
             ----                 ---   -----------------         -----------
            James H. Bloem        44          1987                Vice President, Chief Financial Officer, and Treasurer

            Hansjorg Broser       53          1992                Vice President and President,
                                                                  Herman Miller Europe

            J. Kermit Campbell    55          1992                President and Chief Executive Officer(1)(2)

            James E. Christenson  47          1989                Vice President, General Counsel, and Secretary

            Max O. DePree         69          1950                Chairman of the Board(1)(2)

            Robert A. Harvey      58          1984                Senior Vice President for Business Development

            Andrew C. McGregor    44          1988                Vice President and General Manager of Seating

            Philip J. Mercorella  50          1981                Senior Vice President and General Manager of Systems

            Gary S. Miller        45          1984                Senior Vice President for Design and Development

            Richard H. Ruch       64          1969                Vice Chairman of the Board(1)(2)

            James G. Schreiber    44          1984                Vice President for Information and Corporate Controller

            Gary J. TenHarmsel    46          1982                Senior Vice President for North American Distribution Alignment

(1)  Director of the company and not an employee
(2)  Member of the executive committee of the Board of Directors

                                    PART II

Item 5   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
SHAREHOLDER MATTERS

Share Price, Earnings, and Dividends Summary

Herman Miller, Inc., common stock is quoted in the NASDAQ-National Market System (NASDAQ-NMS Symbol: MLHR). As of August 8, 1994, there were approximately 11,000 shareholders of the company's common stock.

                                 Market          Market    Market   Per         Per
                                 Price           Price     Price    Share       Share
Per Share and Unaudited          High            Low       Close    Earnings    Dividends
- - -----------------------          ----            ---       -----    --------    ---------
Year Ended May 28, 1994
First quarter                  29.875           25.000     28.000      .30        .13
Second quarter                 31.000           24.750     29.250      .44        .13
Third quarter                  35.000           27.125     34.625      .44        .13
Fourth quarter                 34.750           23.750     24.875      .42        .13
Year                           35.000           23.750     24.875     1.60        .52

Year Ended May 29, 1993
First quarter                  19.500           15.875     16.125      .10        .13
Second quarter                 17.000           14.750     16.625      .14        .13
Third quarter                  22.750           16.500     22.250      .29        .13
Fourth quarter                 26.375           19.250     25.625      .35        .13
Year                           26.375           14.750     25.625      .88        .52

Item 6 SELECTED FINANCIAL DATA

REVIEW OF OPERATIONS

In Thousands Except Per Share Data                        1994           1993        1992         1991       1990
                                                          ----           ----        ----         ----       ----
OPERATING RESULTS
Net Sales                                               $953,200      $855,673    $804,675     $878,732    $865,016
Gross Margin                                             337,138       298,501     277,076      314,159     313,171
Gross Margin Percent                                        35.4          34.9        34.4         35.8        36.2
Operating Income(1,2)                                     61,798        43,769       1,989       39,206      82,704
Design and Research Expense                               30,151        24,513      20,725       23,212      20,784
Income (Loss) Before Income Taxes(1,2)                    63,473        42,354       (988)       33,159      74,996
Net Income (Loss)(1,2,3,4)                                40,373        22,054    (14,145)       14,059      46,596
After-Tax Return on Net Sales (Percent; 1,2,3,4)             4.2           2.6       (1.8)          1.6         5.4
After-Tax Return on Average
   Assets (Percent, 1,2,3,4)                                 7.9           4.6       (2.9)          2.7         8.8
After-Tax Return on Average
   Equity (Percent, 1,2,3,4)                                13.9           7.8       (4.8)          4.5        15.7
Cash Flow from Operating Activities                       69,764        82,588      77,000       86,393      81,706
Capital Expenditures                                      40,347        43,387      32,024       32,609      34,978
Depreciation and Amortization                             33,207        31,600      30,473       32,761      28,005

COMMON SHARE DATA
Earnings per Share(1,2,3,4)                                 1.60           .88       (.56)          .55        1.82
Cash Dividends Declared per Share                            .52           .52         .52          .52         .52
Common Stock Repurchased                                 $25,363      $  8,155     $10,445       $4,690      $2,005
Cash Dividends Paid                                       13,098        13,002      13,113       13,326      12,777
Common Stock Repurchased plus
    Cash Dividends Paid                                   38,461        21,157      23,558       18,016      14,782
Average Shares and Equivalents Outstanding                25,255        24,993      25,163       25,685      25,643
Book Value per Share at Year-End                           11.73         11.36       11.14        12.33       12.27
Market Price per Share at Year-End                        24.875        25.625      19.000       20.125      20.500

FINANCIAL CONDITION
Total Assets                                             533,746       484,342     471,268      492,947     533,982
Working Capital                                           50,943        62,711      66,545      113,980     127,003
Current Ratio                                               1.29          1.43        1.48         2.06        2.09
Interest-Bearing Debt                                     70,017        39,877      53,975       75,693     109,997
Long-Term Debt                                            20,600        21,128      29,445       54,720      89,043
Shareholders' Equity                                     296,325       283,942     280,082      314,782     314,315
Total Capital                                            316,925       305,070     309,527      369,502     403,358
Percent Long-Term Debt to Total Capital                      6.5           6.9         9.5         14.8        22.1
Interest Expense                                           1,828         2,089       6,879       10,260      11,756
Interest Coverage Times(1,2,3,4)                            35.7          21.3          .9          4.2         7.4

(1) Includes $30.2 million of pretax charges, including restructuring charges of $25.0 million, and other charges of $5.2 million in 1992. These charges decreased net income by $20.6 million, or $.82 per share.
(2) Includes $25.9 million of pretax charges, including wood casegoods restructuring charge of $18.6 million and other pretax charges of $7.3 million in 1991. These charges decreased net income by $22.9 million, or $.89 per share.
(3) Includes cumulative effect of change in accounting principle of $8.0 million after-tax expense ($.31 per share) in 1992 and $3.3 million after-tax income ($.13 per share) in 1989.
(4) Includes loss on extinguishment of long-term debt of $2.7 million, or $.11 per share in 1992.

Item 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
NET SALES Net sales increased $97.5 million (11.4 percent) in 1994, increased $51.0 million (6.3 percent) in 1993, and decreased $74.1 million (8.4 percent) in 1992. The increases in 1994 and 1993 primarily were due to higher unit volumes. Price stability, which began in the last half of fiscal 1993, continued throughout fiscal 1994. Prior to that time, realized unit prices decreased. Changes in the rate of exchange between the United States dollar and other currencies decreased net sales $5.5 million (.6 percent) in fiscal 1994 and $2.9 million (.3 percent) in fiscal 1993. In 1992, the decrease in net sales primarily was due to increased price competition, which resulted in realized price decreases, together with lower unit volumes worldwide. The remainder of the decrease in 1992 was due to the effect of changes in foreign exchange rates, which decreased net sales $2.3 million (.3 percent).

Net sales of international operations and export sales from the United States were $141.0 million, $121.5 million, and $124.0 million in 1994, 1993, and 1992, respectively. The increase in 1994 of $19.5 million (16.0 percent) was primarily due to higher unit volume offset by changes in foreign exchange rates, which decreased net sales by $5.5 million (3.9 percent). Geographically, net sales increased over 50 percent in Asia Pacific/Latin America while decreasing nearly 20 percent in Europe. The decrease in 1993 of $2.5 million (2.0 percent) primarily was due to changes in foreign exchange rates. In 1993, net sales increased 6.5 percent in Europe and 7.6 percent in Asia Pacific/Latin America.

The Business and Institutional Furniture Manufacturers Association ("BIFMA"), the United States office furniture trade association, reported that United States industry sales increased approximately 7.0 percent in 1994, 7.7 percent in 1993, and decreased 4.2 percent in 1992. These figures compare with a 10.6 percent increase, a 7.9 percent increase, and a 6.2 percent decline in the company s United States net sales for fiscal 1994, 1993, and 1992, respectively. The company's market share grew in 1994 and 1993, and declined slightly in 1992. The small market share decline in 1992 ended a two-year period where the company maintained its market share as measured by BIFMA. Comparable industry measures for share of international markets either are not as comprehensive or are unavailable, so as to prohibit meaningful comparison with the company's international net sales and export sales from the United States. During 1994, based on anecdotal evidence, the company believes it increased its share of international markets except in Europe. During 1993, based on anecdotal evidence, the company believes it has maintained or slightly increased its share of international markets. Despite the significant decline in European and particularly United Kingdom net sales in 1992, based on anecdotal evidence, the company believes it also maintained its share of these markets during 1992.

The backlog of unfilled orders on May 28, 1994, was $138.6 million compared with $129.8 million on May 29, 1993, and $116.2 million on May 30, 1992. New orders increased $92.8 million (10.7 percent) in 1994, $60.5 million (7.5 percent) in 1993, and $29.8 million (3.8 percent) in 1992.

GROSS MARGIN The company's gross margin percentage was 35.4 percent of net sales in 1994 compared with 34.9 percent in 1993, and 34.4 percent in 1992. The .5 percent improvement in 1994 gross margin was due to reduced overhead spending and increased volume which leveraged fixed overhead. Price stability during 1994 also contributed to the gross margin improvement. The .5 percent improvement in 1993 gross margin primarily was due to the inclusion of additional inventory reserves of $3.6 million in 1992. These additional inventory reserves were part of the $30.2 million of restructuring and other pretax charges recorded in the fourth quarter of 1992, which are discussed under the Restructuring and Other Charges section below. During 1993, the company continued to experience increased price discounting, which was offset partially by cost savings on materials.

In 1992 the decreased gross margin primarily was due to inventory reserves, increased price discounting, and lower unit volumes which resulted in the application of higher labor and overhead rates.

OPERATING EXPENSES Selling, general, and administrative expenses were $245.2 million (25.7 percent of net sales); $230.2 million (26.9 percent of net sales); and $229.4 million (28.5 percent of net sales) in 1994, 1993, and 1992, respectively. The decrease in 1994 as a percent of net sales primarily was due to higher net sales. The increase in total operating expenses in fiscal 1994 primarily was attributable to increases in both compensation ($5.2 million, primarily incentive based) and related benefits ($1.4 million, primarily defined benefit plan and health-care expenses), the adoption of Statement of Financial Accounting Standards No. 112, "Employers Accounting for Postemployment Benefits" ($.8 million of the total $1.7 million cumulative effect), and the addition of Mexican operations effective January 1, 1994 ($4.3 million). The decrease in operating expenses in 1993 as a percent of net sales primarily was due to higher net sales, since total operating expenses increased only $.8 million, or .4 percent. The modest increase in total operating expenses in fiscal 1993 primarily was attributable to a lower fixed cost structure resulting from the previous year's restructuring charges ($3.6 million) and lower provisions for uncollectible accounts and notes receivable ($4.1 million), offset by increases in both compensation ($4.9 million, primarily incentive based) and related benefits ($3.6 million, primarily defined benefit plan and health-care expenses). The increase in 1992 as a percent of net sales was directly attributable to the decline in net sales, since total operating expenses were less than the previous year by $3.7 million (1.6 percent). The decrease in total operating expenses in fiscal 1992 primarily was due to lower provisions for uncollectible accounts and notes receivable ($1.8 million) and lower incentive-based compensation at all levels of the company ($1.5 million).

Design and research expenses were $30.2 million in 1994, compared with $24.5 million in 1993, and $20.7 million in 1992. As a percentage of net sales, design and research expenses were 3.2 percent of net sales in 1994, 2.9 percent of net sales in 1993, and 2.6 percent of net sales in 1992. This percentage compares with the industry-wide rate of 1.5 percent of net sales reported by BIFMA for calendar 1993. The 23.3 percent increase in research and design expense for fiscal 1994 supports several new products that will be introduced in the next 18 months. These products will focus on the continuing need for improved ergonomic and productivity solutions in the office and health-care environments.

RESTRUCTURING AND OTHER CHARGES There were no restructuring charges in 1994 or 1993. As previously mentioned, the company recorded $30.2 million of pretax charges in its fourth quarter ended May 30, 1992. These charges included leasehold abandonments and facility closings ($8.1 million), product discontinuance and production relocation charges ($9.9 million), a reorganization reserve and early retirement incentive ($7.0 million), and additional reserves for both inventories ($3.6 million) and uncollectible accounts receivables ($1.6 million). In addition, the company recorded an extraordinary loss of $4.2 million ($2.7 million, net of applicable income taxes) on the prepayment of $42.9 million of long-term debt in the fourth quarter of 1992.

OTHER EXPENSES AND INCOME Interest income, net of interest expense, was $1.5 million in 1994, $1.0 million in 1993 compared with interest expense, net of interest income of $2.6 million in 1992. The decreasing level of interest expense primarily was due to the decreasing level of average interest-bearing debt during each fiscal year. Total interest-bearing debt was $70.0 million on May 28, 1994, compared with $39.9 million on May 29, 1993, and $54.0 million on May 30, 1992.

Other net expenses were $1.2 million in 1994, $3.5 million in 1993, and $.5 million in 1992. The increase from 1992 to 1993 primarily was due to loss on disposals of fixed assets and, to a lesser extent, charges for a reconfiguration of European operations.

INCOME TAXES The effective tax rate was 36.4 percent in 1994 and 47.9 percent in 1993. The lower 1994 rate primarily was attributable to improved international operating results, especially in the United Kingdom, together with the effects of a corporate-owned life insurance program implemented in the second half of the year. The company expects its effective tax rate for fiscal 1995 to be in the range of 35 to 38 percent. The high tax rate in 1993 primarily was due to the then-current nondeductibility of the $3.2 million after-tax charges for reconfiguration of European operations. Before giving effect to these nondeductible European charges, the effective tax rate was 37.5 percent in 1993. In 1992, the tax provision on net loss (excluding the extraordinary loss on prepayment of long-term debt and the cumulative effect of change in accounting principle) was $2.5 million. The fiscal 1992 provision resulted from nondeductible capital losses and net operating losses for European operations, which are at a lower statutory tax rate than the United States. In addition, during the fourth quarter of 1992, the company exhausted its ability to carry back net operating losses to prior periods for income tax purposes in the United Kingdom.

NET INCOME (LOSS) The company recorded net income of $40.4 million in 1994 and $22.1 million in 1993, compared with a $14.1 million net loss in 1992. The 1992 amount includes $30.2 million of pretax charges, a $2.7 million extraordinary loss, net of applicable income taxes, and $8.0 million cumulative effect of change in accounting principle, net of applicable income taxes. These charges decreased net income by $32.3 million.

EXTRAORDINARY LOSS In May 1992 the company paid a $4.2 million pretax prepayment penalty for early extinguishment of a $42.9 million, 10.15 percent per annum, unsecured note payable due in 1997. The penalty of $2.7 million, net of applicable income taxes, or $.11 per share, was recorded as an extraordinary loss.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE During the fourth quarter of 1992 and retroactive to June 2, 1991, the company adopted Statement of Financial Accounting Standards No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions" (SFAS No. 106), which requires the recognition of such costs, principally retiree health care, on an accrual rather than on a cash basis. As a result, 1992 net income was reduced by $9.1 million, or $.35 per share. Approximately $8.0 million, or $.31 per share, was recorded to establish an accrued liability for the cumulative effect of this accounting change as of the beginning of fiscal 1992. Additionally, earnings were reduced by $1.1 million, or $.04 per share, by the use of the accrual method in 1992. The charges resulting from the adoption of SFAS No. 106 had no effect on the company s cash position and represented 3.2 percent of total shareholders' equity on an after-tax basis.

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOWS FROM OPERATING ACTIVITIES Cash provided by operating activities was $69.8 million in 1994 compared with $82.6 million in 1993, and $77.0 million in 1992. The decline in 1994 was attributable to an increase in the use of working capital, primarily accounts receivable and inventory which accompany higher sales. The increase in 1993 primarily was due to higher net income and increasingly effective asset utilization. The decrease in 1992 primarily was due to the net loss, partially offset by the restructuring and other pretax charges that did not require cash outlays.

In each of the past three years, cash provided by operating activities has been sufficient to finance the company s working capital needs, property and equipment additions, and cash dividend payments. In fiscal 1993 and 1992, cash provided by operating activities also financed all repurchases of the company's common stock.

CASH FLOWS FROM INVESTING ACTIVITIES Expenditures for property and equipment additions were $40.3 million in 1994 compared with $43.4 million in 1993, and $32.0 million in 1992. The increased level of spending in fiscal 1994 and 1993 was used to fund capital expenditures for improvements required to achieve higher product and service quality standards and shortened customer lead times, as well as for new products. Net cash used for loans to independent Office Pavilion dealers amounted to $7.3 million in 1994. This compares with net cash used for similar loans of $6.8 million in 1993 and $1.0 million in 1992. The volume of cash flows through these revolving credit loans, which support the sale of the company's products by these independent dealers, has increased significantly over the past three years.

CASH FLOWS FROM FINANCING ACTIVITIES In 1994, the company borrowed (net of repayments) $23.8 million of short-term and long-term debt. The increased short-term borrowings principally were due to repurchases of common stock primarily in the fourth quarter of fiscal 1994, as discussed below. These borrowings are considered temporary.

The company repaid (net of borrowings) $14.1 million and $21.7 million of short-term and long-term debt in 1993 and 1992, respectively. The company has available formal and informal lines of credit totalling $135.0 million should additional borrowings be required for operating, investing, or financing activities. In 1992, the company prepaid a $42.9 million, 10.15 percent per annum unsecured note payable due in 1997. The entire amount prepaid, $47.5 million (including accrued interest and the prepayment penalty), was financed by the company's formal and informal lines of credit from then existing cash balances.

In 1994, the company repurchased $25.4 million of its common stock compared with $8.2 million in 1993, and $10.4 million in 1992. In May, the company completed the 2.0 million share repurchase program announced in January 1991, buying back slightly more than 2.27 million shares, or 8.8 percent of the then-outstanding common stock, at an average cost of $21.25. At the same time in May, the company also announced plans to purchase up to an additional 2.0 million common stock, or 8.1 percent of its 24.59 million common shares currently outstanding. In 1994, .929 million shares, or 3.7 percent of total shares outstanding at May 29, 1993, were repurchased at an average cost of $27.31 per share. In 1993, .529 million, or 2.1 percent of total shares outstanding on May 30, 1992, were repurchased at an average cost of $15.43 per share. In 1992, .578 million, or 2.3 percent of the total shares outstanding on June 1, 1991, were repurchased at an average cost of $17.81 per share. All repurchases were made in the open market on an unsolicited basis.

EXPECTED FUTURE CASH FLOWS Cash provided by operating activities is not expected to change significantly in 1995. The company anticipates that cash flows from operating activities and short-term borrowings, if necessary, will be adequate to fund its capital expenditures, dividend payments, common stock repurchases, and modest required long-term debt repayments.

Capital expenditures are expected to be approximately $45.0 million in 1995 and to consist principally of expenditures relating to continued enhancement of the company's existing facilities and equipment, as well as costs associated with new products to be introduced in fiscal 1995 and 1996.

The volume of cash flows and the outstanding balance of the revolving credit loans to independent dealers are not expected to change significantly in 1995. As previously discussed, the company is committed to its 2.0 million share repurchase program announced in May 1994 and anticipates that all shares repurchased will be permanently funded by cash flows from operating activities. Dividend payments are expected to be $13.2 million in 1995.

Item 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly Financial Data

Summary of the quarterly operating results on a consolidated basis:

May 28, 1994; May 29, 1993; May 30, 1992
In Thousands Except Per Share Data                       First           Second          Third        Fourth
and Unaudited                                            Quarter         Quarter         Quarter      Quarter
                                                         ------          -------         -------      -------
1994     Net sales                                      $221,566        $241,822        $241,949      $247,863
         Gross margin                                     76,323          84,330          84,158        92,327
         Net income                                        7,474          11,183          11,181        10,535
         Net income per share                               $.30            $.44            $.44          $.42
1993     Net sales                                      $199,596        $204,974        $217,462      $233,641
         Gross margin                                     68,396          68,860          75,999        85,246
         Net income                                        2,409           3,558           7,237         8,850
         Net income per share                               $.10            $.14            $.29          $.35
1992     Net sales                                      $184,634        $206,090        $198,820      $215,131
         Gross margin                                     64,039          72,359          67,988        72,690
         Income (loss) before extraordinary
         loss and cumulative effect of
         change in accounting principle                    2,219           5,348           3,904   (14,959)(1)
         Extraordinary loss on early
         extinguishment of debt, net of
         applicable income taxes                              --              --              --       (2,681)
         Net income (loss) before cumulative
         effect of change in accounting principle          2,219           5,348           3,904   (17,640)(1)
         Cumulative effect of change in
         accounting  principle, net of
         applicable income taxes                         (7,976)              --              --            --
         Net income (loss)                               (5,757)           5,348           3,904   (17,640)(1)
         Income (loss) per share before
         extraordinary loss and cumulative
         effect of change in accounting principle           $.09            $.21            $.16    $ (.60)(1)
         Extraordinary loss per share                         --              --              --        $(.11)
         Cumulative per share effect of change
         in accounting principle                          $(.31)              --              --            --
         Net income (loss) per share                      $(.22)            $.21            $.16     $(.71)(1)

(1) Includes $30.2 million of pretax charges, including restructuring charges of $25.0 million and other charges of $5.2 million. These charges decreased net income by $20.6 million, or $.82 per share.

Consolidated Statements of Operations

May 28, 1994; May 29, 1993; and May 30, 1992             1994            1993             1992
                                                         ----            ----             ----
In Thousands Except Per Share Data
NET SALES                                               $953,200         $855,673         $804,675
Cost of Sales                                            616,062          557,172          527,599
                                                         -------          -------          -------
    GROSS MARGIN                                         337,138          298,501          277,076
                                                         -------          -------          -------
Operating Expenses:
    Selling, general, and administrative                 245,189          230,219          229,392
    Design and research                                   30,151           24,513           20,725
    Restructuring charges                                     --               --           24,970
                                                         -------          -------          -------
    TOTAL OPERATING EXPENSES                             275,340          254,732          275,087
                                                         -------          -------          -------
OPERATING INCOME                                          61,798           43,769            1,989
                                                         -------          -------          -------
Other Expenses (Income):
    Interest expense                                       1,828            2,089            6,879
    Interest income                                       (3,278)          (3,041)          (4,300)
    Gain on foreign exchange                              (1,464)          (1,130)            (123)
    Other--net                                             1,239            3,497              521
                                                         -------          -------          -------
    NET OTHER (INCOME) EXPENSES                           (1,675)           1,415            2,977
                                                         =======          =======          =======
INCOME (LOSS) BEFORE INCOME TAXES, EXTRAORDINARY
LOSS, AND CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE                                      63,473           42,354             (988)
Income Taxes                                              23,100           20,300            2,500
                                                         -------          -------          -------
Income (Loss) Before Extraordinary Loss and
Cumulative Effect of Change in Accounting Principle       40,373           22,054           (3,488)
Extraordinary Loss on Early Extinguishment
of Debt, Net of Applicable Income Taxes                       --               --           (2,681)
                                                         -------          -------          -------
Net Income (Loss) Before Cumulative Effect
of Change in Accounting Principle                         40,373           22,054           (6,169)
                                                         =======          =======          =======
Cumulative Effect of Change in Accounting Principle,
Net of Applicable Income Taxes                                --               --           (7,976)
                                                         -------          -------          -------
NET INCOME (LOSS)                                        $40,373          $22,054         $(14,145)
                                                         -------          -------          -------
NET INCOME (LOSS) PER SHARE BEFORE EXTRAORDINARY
LOSS AND CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE                                       $1.60             $.88            $(.14)
Extraordinary Loss Per Share                                  --               --             (.11)
Cumulative Per Share Effect of Change in
Accounting Principle                                          --               --             (.31)
                                                         -------          -------          -------
NET INCOME (LOSS) PER SHARE                                $1.60             $.88            $(.56)
                                                         =======          =======          =======

The accompanying notes are an integral part of these statements.

Consolidated Balance Sheets

May 28, 1994 and May 29, 1993
In Thousands Except Per Share Data
ASSETS                                                                        1994             1993
                                                                              ----             ----
Current Assets:
   Cash and cash equivalents                                                  $22,701          $16,531
   Accounts receivable, less allowances of $6,742
      in 1994 and $6,168 in 1993                                              121,564          111,218
   Inventories                                                                 59,813           56,038
   Prepaid expenses and other                                                  24,590           23,783
                                                                             --------         --------
       TOTAL CURRENT ASSETS                                                   228,668          207,570
                                                                             ========         ========
Property and Equipment:
   Land and improvements                                                       27,602           27,153
   Buildings and improvements                                                 145,131          135,584
   Machinery and equipment                                                    258,167          250,719
   Construction in progress                                                    23,994           17,951
                                                                             --------         --------
                                                                              454,894          431,407
   Less--accumulated depreciation                                             215,932          202,963
                                                                             --------         --------
       NET PROPERTY AND EQUIPMENT                                             238,962          228,444
Notes Receivable, less allowances of $2,159 in 1994 and $2,106 in 1993         36,659           32,174
Other Assets                                                                   29,457           16,154
                                                                             --------         --------
       TOTAL ASSETS                                                          $533,746         $484,342
                                                                             ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt                                             $506             $515
   Notes payable                                                               48,911           18,234
   Accounts payable                                                            42,121           38,654
   Accrued liabilities                                                         86,187           87,456
                                                                             --------         --------
       TOTAL CURRENT LIABILITIES                                              177,725          144,859
Long-Term Debt, less current portion above                                     20,600           21,128
Deferred Taxes                                                                  3,819            7,412
Other Liabilities                                                              35,277           27,001
                                                                             --------         --------
       TOTAL LIABILITIES                                                      237,421          200,400
                                                                             ========         ========
Shareholders' Equity:
   Preferred stock, no par value (10,000,000 shares authorized, none
   issued)                                                                         --               --
   Common stock, $.20 par value (60,000,000 shares authorized,
   24,589,825 and 25,003,963 shares issued and outstanding in 1994
   and 1993)                                                                    4,918            5,001
   Additional paid-in capital                                                  16,649           29,863
   Retained earnings                                                          279,161          251,831
   Cumulative translation adjustment                                           (3,460)          (1,349)
   Unearned stock grant compensation                                             (943)          (1,404)
                                                                             --------         --------
       TOTAL SHAREHOLDERS' EQUITY                                             296,325          283,942
                                                                             --------         --------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $533,746         $484,342
                                                                             ========         ========


The accompanying notes are an integral part of these balance sheets.

Consolidated Statements of Shareholders' Equity

In Thousands                        Common      Additional  Retained    Cumulative    Unearned      Total
                                    Stock       Paid-In     Earnings    Translation   Stock Grant   Shareholders
                                                Capital                 Adjustment    Compensation  Equity
BALANCE JUNE 1, 1991                 $5,106     $38,382     $269,963       $1,679    $  (348)      $314,782
Net loss                                 --          --      (14,145)          --         --        (14,145)
Cash dividends ($.52 per share)          --          --      (13,070)          --         --        (13,070)
Exercise of stock options                10         458           --           --         --            468
Common stock issued pursuant
to employee stock purchase plan          29       2,090           --           --         --          2,119
Repurchase and retirement of
583,671 shares of common stock         (118)    (10,327)          --           --         --        (10,445)
Stock grants earned                      --          --           --           --        234            234
Stock grants issued                       3         299           --           --       (302)            --
Current year translation adjustment      --          --           --          139         --            139
                                     ------     -------     --------       ------    -------       --------
BALANCE MAY 30, 1992                 $5,030     $30,902     $242,748       $1,818    $  (416)      $280,082
Net income                               --          --       22,054           --         --         22,054
Cash dividends ($.52 per share)          --          --      (12,971)          --         --        (12,971)
Exercise of stock options                36       3,642           --           --         --          3,678
Common stock issued pursuant
to employee stock purchase plan          25       2,014           --           --         --          2,039
Repurchase and retirement of
528,700 shares of common stock         (106)     (8,049)          --           --         --         (8,155)
Stock grants earned                      --          --           --           --        382            382
Stock grants issued                      16       1,354           --           --     (1,370)            --
Current year translation adjustment      --          --           --       (3,167)        --         (3,167)
                                     ------     -------     --------       ------    -------       --------
BALANCE MAY 29, 1993                 $5,001     $29,863     $251,831     $ (1,349)   $(1,404)      $283,942
Net income                               --          --       40,373           --         --         40,373
Cash dividends ($.52 per share)          --          --      (13,043)          --         --        (13,043)
Exercise of stock options                85       9,770           --           --         --          9,855
Common stock issued pursuant
to employee stock purchase plan          18       2,193           --           --         --          2,211
Repurchase and retirement of
928,800 shares of common stock         (186)    (25,177)          --           --         --        (25,363)
Stock grants earned                      --          --           --           --        461            461
Current year translation adjustment      --          --           --       (2,111)        --         (2,111)
                                     ------     -------     --------       ------    -------       --------
BALANCE MAY 28, 1994                 $4,918     $16,649     $279,161     $ (3,460)   $  (943)      $296,325
                                     ------     -------     --------       ------    -------       --------

The accompanying notes are an integral part of these statements.

consolidated Statements of Cash Flows

May 28, 1994; May 29, 1993; and May 30, 1992                  1994           1993           1992
                                                              ----           ----           ----
In Thousands
Cash Flows from Operating Activities:
Net Income (Loss)                                            $40,373        $22,054      $ (14,145)
                                                              ------         ------        -------
Adjustments to reconcile net income (loss)
to net cash provided by operating activities                  29,391         60,534         91,145
                                                              ------         ------          ------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                 69,764         82,588         77,000
                                                              ------         ------          ------
Cash Flows from Investing Activities:
Notes receivable repayments                                  360,047        323,983        289,818
Notes receivable issued                                     (367,366)      (330,789)      (290,826)
Property and equipment additions                             (40,347)       (43,387)       (32,024)
Proceeds from sales of property and equipment                    212            114          1,769
Net cash paid for acquisition                                 (7,744)            --             --
Other, net                                                    (4,002)        (2,501)           901
                                                              ------         ------        -------
    NET CASH USED FOR INVESTING ACTIVITIES                   (59,200)       (52,580)       (30,362)
                                                              ------         ------        -------
Cash Flows from Financing Activities:
Increase (decrease) in short-term debt                        24,090         (3,826)         9,511
Long-term debt borrowings                                         --             28         20,000
Long-term debt repayments                                       (260)       (10,345)       (52,138)
Dividends paid                                               (13,098)       (13,002)       (13,113)
Common stock issued                                           12,066          5,717          2,587
Common stock repurchased and retired                         (25,363)        (8,155)       (10,445)
Capital lease obligation repayments                             (276)          (280)          (324)
                                                              ------         ------        -------
    NET CASH USED FOR FINANCING ACTIVITIES                    (2,841)       (29,863)       (43,922)
                                                              ------         ------        -------
Effect of Exchange Rate Changes
on Cash and Cash Equivalents                                  (1,553)          (563)        (1,136)

    Net Increase (Decrease) in Cash and Cash Equivalents       6,170           (418)         1,580
                                                              ------         ------        -------
Cash and Cash Equivalents, Beginning of Year                  16,531         16,949         15,369
                                                              ------         ------        -------
CASH AND CASH EQUIVALENTS, END OF YEAR                       $22,701        $16,531      $  16,949
                                                              ------         ------          ------

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIGNIFICANT ACCOUNTING AND REPORTING POLICIES
The following is a summary of significant accounting and reporting policies not reflected elsewhere in the accompanying financial statements.
         PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of Herman Miller, Inc., and its wholly owned domestic and foreign subsidiaries (the "company"). All significant intercompany accounts and transactions have been eliminated.
         DESCRIPTION OF BUSINESS The company is engaged in the design, manufacture, and sale of furniture and furniture systems for offices, and, to a lesser extent, for health-care facilities. The company's products primarily are sold to or through independent contract office furniture dealers. Accordingly, accounts and notes receivable in the accompanying balance sheets principally are amounts due from the company's dealers.
         FISCAL YEAR The company's fiscal year ends on the Saturday closest to May 31. The years ended May 28, 1994, May 29, 1993, and May 30, 1992, each contain 52 weeks.
         FOREIGN CURRENCY TRANSLATION In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," all balance sheet items are translated at the current rate as of the end of the accounting period, and statement of operations items are translated at average currency exchange rates. The resulting translation adjustment is recorded as a separate component of shareholders' equity.
         CASH EQUIVALENTS The company invests in certain debt and equity securities as part of its cash management function. Due to the relative short-term maturities and high liquidity of these securities, they are included in the accompanying consolidated balance sheets as cash equivalents at market value and total $7.4 million and $4.8 million as of May 28, 1994, and May 29, 1993, respectively. All cash and cash equivalents are high-credit quality financial instruments, and the amount of credit exposure to any one financial institution or instrument is limited.
         During fiscal 1994, the company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under the provision of this statement, the company's cash equivalents are considered "available for sale." As of May 28, 1994, the market value approximated the securities' cost.
         PROPERTY, EQUIPMENT, AND DEPRECIATION Property and equipment are stated at cost. The cost is depreciated over the estimated useful lives of the assets using the straight-line method. The average useful lives of the assets are 32 years for buildings and 7 years for all other property and equipment.
         NOTES RECEIVABLE The notes receivable are from certain independent contract office furniture dealers. The notes are collateralized by the assets of the dealers and bear interest based on the prevailing prime rate. Interest income, net of abatements, relating to these notes was $2.7, $2.3, and $2.7 million in 1994, 1993, and 1992, respectively. No interest abatements were granted in 1994 or 1993. Interest abatements of $1.1 million were granted in 1992 to certain dealerships that were start-up operations in order to facilitate their long-term financial viability.

         In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," (SFAS No. 114). The company is required to adopt this statement as of the beginning of fiscal 1996. This statement requires that the recorded investment in certain impaired loans (as defined by the statement) be adjusted by means of a valuation allowance to reflect a net carrying value. When adopted, the provisions of SFAS No. 114 are not expected to have a material effect on the company's financial condition or results of operations.
         INTANGIBLE ASSETS Intangible assets included in other assets, consist mainly of patents and other acquired intangibles, and are carried at cost less applicable amortization of $2.2 and $1.6 million in 1994 and 1993, respectively. These assets are amortized using the straight-line method over periods of 5 to 10 years. The company continuously evaluates the realizability of its intangible assets using various methodologies and adjusts their carrying value if necessary. Such adjustments were not significant in 1994, 1993, and 1992.
         SELF INSURANCE The company is partially self insured for general liability, workers' compensation, and certain employee health benefits. The general and workers' compensation liabilities are managed through a wholly owned insurance captive, the results of which are included in the accompanying statements of operations. The company's policy is to accrue amounts equal to the actuarially determined liabilities.
         RESEARCH, DEVELOPMENT, ADVERTISING, AND OTHER RELATED COSTS Research, development, advertising materials, pre-production and start-up costs are expensed as incurred. Research and development costs included in "Design and research" expense in the accompanying statements of operations were $26.7, $22.4, and $20.3 million in 1994, 1993, and 1992, respectively.
         RESTRUCTURING CHARGES In 1992, the company recorded a $25.0 million charge as a result of the refocusing of its facility and product strategies and simplifying of its work processes. The restructuring charge included in the accompanying 1992 statement of operations includes leasehold abandonments and facility closings, product discontinuance and production relocation charges, a corporate reorganization reserve, and an early retirement incentive. (See Management's Discussion and Analysis for further detail.)
         EXTRAORDINARY LOSS In 1992, the company incurred a $4.2 million prepayment penalty on the complete early extinguishment of a $50.0 million,
10.15 percent per annum, unsecured note payable to a large insurance company. The note balance was $42.9 million, with principal payments of $7.1 million, payable annually beginning October 1991. The remaining balance was due in October 1997. The penalty of $2.7 million, net of applicable income taxes, was recorded as an extraordinary loss in the accompanying 1992 statement of operations.
         INCOME TAXES The company has utilized a liability based method for all periods presented which requires recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse.

ACQUISITIONS
The company purchased Herman Miller Righetti S.A. de C.V. of Mexico ("Righetti") on February 9, 1994, for approximately $8.5 million. Righetti has been the company's joint-venture partner in Mexico since 1981, and is the largest international office furniture company operating in Mexico. Upon acquisition, Righetti was re-incorporated as Herman Miller Mexico, Inc. ("Mexico").
         The acquisition has been accounted for as a purchase, and accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the effective date of the acquisition (January 1, 1994). The cost of the acquisition in excess of net tangible assets acquired was $5.5 million and has been recorded as goodwill. The results of operations of Mexico are included in the company's consolidated financial statements from the effective date of the acquisition. Consolidated operating results would not have differed materially from the amounts reported if the acquisition was assumed to have occurred at the beginning of fiscal 1992.
         In addition, as part of the acquisition, the company entered into non-competition agreements with the former shareholders of Righetti. Approximately $7.3 million of the purchase price was allocated to these agreements. These agreements expire five years from the effective date of the acquisition.

INVENTORIES
In Thousands                     1994                      1993
                                 ----                      ----
Finished products             $20,299                   $18,923
Work in process                 6,183                     6,692
Raw materials                  33,331                    30,423
                               ------                    ------
                              $59,813                   $56,038
                               ------                    ------

         Inventories are valued at the lower of cost or market and include material, labor, and overhead. The inventories of Herman Miller, Inc., are valued using the last-in, first-out (LIFO) method. The inventories of the company's subsidiaries are valued using the first-in, first-out method. Inventories valued using the LIFO method amounted to $39.2 and $38.7 million at May 28, 1994, and May 29, 1993, respectively.
         If all inventories had been valued using the first-in, first-out method, inventories would have been $18.5 and $17.0 million higher than reported at May 28, 1994, and May 29, 1993, respectively. The LIFO method decreased net income by $.9 million ($.04 per share) in 1994, had no effect on net income in 1993, and increased net income by $1.3 million ($.05 per share) in 1992.

PREPAID EXPENSES AND OTHER
In Thousands                               1994                      1993
                                           ----                      ----
Current deferred income taxes             $10,777                   $13,292
Other                                      13,813                    10,491
                                           ------                    ------
                                          $24,590                   $23,783
                                           ------                    ------

ACCRUED LIABILITIES
In Thousands                                  1994                      1993
                                              ----                      ----
Compensation and employee benefits           $24,770                   $25,172
Restructuring reserves                         7,272                    10,375
Other taxes                                    8,532                     8,644
Other                                         45,613                    43,265
                                              ------                    ------
                                             $86,187                   $87,456
                                              ------                    ------

OTHER LIABILITIES
In Thousands                                   1994                      1993
                                               ----                      ----
Postretirement benefits                       $16,172                   $14,867
Other                                          19,105                    12,134
                                               ------                    ------
                                              $35,277                   $27,001
                                               ------                    ------

NOTES PAYABLE
Outstanding short-term borrowings are shown below:
In Thousands                                  1994                      1993
                                              ----                      ----
United States dollar                         $24,300                   $12,000
Other currencies                              24,611                     6,234
                                              ------                   -------
                                             $48,911                   $18,234
                                              ------                    ------

         The following information relates to short-term borrowings in 1994:

                                                   Domestic        Foreign
Weighted average interest rate at May 28, 1994         4.6%           8.1%
Weighted average interest rate during 1994             3.7%           7.8%
Unused short-term credit lines                       $5,000            --

         In addition to the company's formal short-term credit lines shown above, the company has available informal lines of credit totalling $130.0 million.

LONG-TERM DEBT
In Thousands                                       1994          1993
                                                   ----          ----
Unsecured revolving credit loan                 $20,000          $20,000
Other                                             1,106            1,643
                                                -------         --------
                                                $21,106          $21,643
Less--current portion                               506              515
                                                -------         --------
                                                $20,600          $21,128
                                                -------         --------

         The unsecured revolving credit loan provides for a $20.0 million line of credit which matures on October 31, 1995. Outstanding borrowings bear interest, at the option of the company, at rates based on the prime rate, certificates of deposit, LIBOR, or negotiated rates. The company borrowed at a negotiated rate of 4.66 percent and 3.5 percent as of May 28, 1994 and May 29, 1993, respectively. Interest is payable periodically throughout the period a borrowing is outstanding.
         Provisions of the unsecured revolving credit loan limit, without prior consent, borrowings, long-term leases, sale of certain assets, and acquisitions of the company's stock. In addition, the company has agreed to maintain specified levels of working capital and certain financial performance ratios. At May 28, 1994, the company was in compliance with all these provisions.
         Annual maturities of long-term debt for the five years subsequent to May 28, 1994, (in millions) are as follows: 1995--$.5; 1996--$20.5; 1997--$.1;
1998 and thereafter--none.

OPERATING LEASES
The company leases real property and equipment under agreements which expire on various dates. Certain leases contain renewal provisions and generally require the company to pay utilities, insurance, taxes, and other operating expenses.
         Future minimum rental payments (in millions) required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of May 28, 1994, are as follows: 1995--$17.6; 1996--$14.5;
1997--$10.8; 1998--$6.5; 1999--$5.3; thereafter--$26.2.
         Total rental expense charged to operations was $18.3, $18.1, and $26.2 million in 1994, 1993, and 1992, respectively. Substantially all such rental expense represented the minimum rental payments under operating leases. The 1992 rental expense includes $5.5 million of leasehold abandonment charges which are included in the restructuring charges in the accompanying statement of operations.

EMPLOYEE BENEFIT PLANS
The company maintains plans which provide retirement benefits for substantially all employees.
         PENSION PLANS The principal domestic plan is a noncontributory defined benefit pension plan. Benefits under this plan are based upon an employee's years of service and the average earnings for the five highest consecutive years of service during the ten years immediately preceding retirement. Domestically, the company's policy is to fund its plan to the maximum amount currently deductible for federal income tax purposes which equals or exceeds the minimum amount required by the Employee Retirement Income Security Act.
         One of Herman Miller, Inc.'s wholly owned foreign subsidiaries has a defined benefit pension plan which is similar to the principal domestic plan. This plan is included in the information presented below.

         Net pension cost included the following components:

In Thousands                                                1994               1993             1992
                                                            ----               ----             ----
Service cost--benefits earned during the year             $7,223             $6,065           $5,448
Interest cost on projected benefit obligation              8,074              7,061            6,289
Return on assets:
    Actual                                                (4,417)            (5,109)          (6,959)
    Deferred loss                                         (2,631)            (2,392)            (592)
Net amortization                                            (170)              (519)            (513)
Cost of early retirement incentive program                    --                449            1,057
                                                          ------             ------           ------
Net pension cost                                          $8,079             $5,555           $4,730
                                                          ------             ------           ------

         The following table presents a reconciliation of the funded status of the plans and the amount recorded in the accompanying balance sheets:

In Thousands                                                                   1994             1993
                                                                               ----             ----
Plan assets at fair market value                                         $  96,421        $  91,231
Actuarial present value of benefit obligations:
    Vested benefits                                                        (76,220)         (64,286)
    Nonvested benefits                                                      (2,028)          (1,895)
                                                                          --------         --------
Accumulated benefit obligation                                             (78,248)         (66,181)
Effect of projected future salary increases                                (41,098)         (32,383)
                                                                         ---------          -------
Projected benefit obligation                                              (119,346)         (98,564)
                                                                          --------          -------
Unrecognized net asset from date of adoption of SFAS No. 87                 (4,122)          (4,644)

Unrecognized net loss from past experience different from that
assumed and changes in assumptions                                          18,793            5,980
Unrecognized prior service cost                                             (1,091)             295
                                                                            ------           -------
Accrued pension cost included in accrued and other liabilities           $  (9,345)       $  (5,702)
                                                                            ------           ------

         The assumptions used in the determination of net pension cost were as follows:

                                                                1994               1993            1992
                                                                ----               ----            ----
Discount rate                                                  7.50%              8.00%            8.25%
Rate of salary progression                                     5.00%              5.00%            5.00%
Long-term rate of return on assets                             7.50%              9.00%            9.50%

         Plan assets consist primarily of listed common stocks, mutual funds, and corporate obligations. Plan assets at May 28, 1994, and May 29, 1993, included 327,672 shares of Herman Miller, Inc., common stock.
         In connection with the 1992 restructuring, the company offered an early retirement incentive program to eligible participants. The results of this program are reflected in the net cost and funded status of the pension plan and postretirement benefits.
         PROFIT SHARING PLAN Herman Miller, Inc., and three of its subsidiaries have a trusteed profit sharing plan that covers substantially all employees who have completed one year of employment. The plan provides for discretionary contributions (payable in the company's common stock) of not more than 6.0 percent of pretax income of the participating companies, or such other lesser amounts as may be established by the board of directors. The cost of the plan charged against operations was $2.9, $2.2, and $1.5 million in 1994, 1993, and 1992, respectively.

         POSTRETIREMENT BENEFITS In addition to providing pension and profit-sharing benefits, the company provides health-care and life insurance benefits for certain retired employees. In May 1992, the company made significant changes to its retiree medical plan. Among these changes was the establishment of plan cost maximums in order to more effectively control future medical costs.
         During the fourth quarter of 1992, the company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," (SFAS No. 106) retroactive to June 2, 1991. This statement requires the accrual of the cost of providing postretirement benefits for health-care and life insurance coverage over the active service period of the employee. The company elected to recognize immediately the accumulated liability which totalled $12.6 million as of June 2, 1991. The adoption of SFAS No. 106 increased 1992 expense by $1.1 million, or $.01 per share per quarter. Prior to 1992, the company recognized retiree health-care and life insurance costs in the year the benefits were paid.

         The components of net postretirement benefit cost were as follows:

In Thousands                                                     1994             1993           1992
                                                                 ----             ----           ----
Service cost                                                  $   868          $  724        $   704
Interest cost on accumulated benefit obligation                 1,192           1,192          1,017
Cost of early retirement program                                   --             800             --
Amortization of prior service cost                                (25)             --             --
                                                              -------         -------        -------
Net postretirement benefit cost                               $ 2,035         $ 2,716        $ 1,721
                                                              -------         -------        -------

         The following table presents the plan's funded status reconciled with amounts recognized in the accompanying balance sheets:

In Thousands                                                                   1994           1993
                                                                               ----           ----
Accumulated postretirement benefit obligation:
    Retirees                                                                 $ (7,194)      $ (8,090)
    Fully eligible active plan participants                                       (53)           (31)
    Other active plan participants                                             (9,497)        (8,353)
Unrecognized prior service cost                                                (1,326)            --
Unrecognized net loss                                                           1,098            788
                                                                             --------      ---------
Accrued postretirement benefit obligation                                    $(16,972)      $(15,686)
                                                                            ---------       --------

         The accumulated postretirement benefit obligation was computed using an assumed discount rate of 7.5 and 8.0 percent for May 28, 1994, and May 29, 1993, respectively.
         The weighted average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is 10 percent for 1995 and is assumed to decrease gradually to 6 percent for 2001 and remain at that level thereafter. A 1 percent increase in this annual trend rate would have increased the accumulated postretirement benefit obligation at May 28, 1994, by $.6 million, with an immaterial effect on 1994 postretirement benefit cost.
         POSTEMPLOYEEMENT BENEFITS The company provides certain postemployment benefits to former or inactive employees and their dependents during the time period following employment but before retirement. In May 1994, the company adopted Statement of Financial Accounting Standards No. 112, "Employers Accounting for Postemployment Benefits" (SFAS No. 112). Prior to 1994, certain postemployment benefit expenses were recognized as they were paid. This statement requires recognition of these liabilities if they are attributable to employees' service already rendered. The cumulative net effect of adopting SFAS No. 112 was not material to the 1994 results of operations, since the company was, prior to 1994, accounting for substantially all of these costs in accordance with the statement.

STOCK OPTION PLANS
The company has stock option plans under which options are granted to employees and nonemployee officers and directors at a price not less than the market price of the company's common stock on the date of grant. All options become exercisable one year from date of grant and expire ten years from date of grant. No charges to operations are recorded with respect to authorization, grant, or exercise of these stock options. At May 28, 1994, there were 223 employees and 11 nonemployee officers and directors eligible, all of whom were participants in the plans. At May 28, 1994, there were 292,020 shares available for future options.
         A summary of the stock option transactions is as follows:

                                                     Number of          Exercise Price    Weighted Average
                                                     Shares             Per Share Range   Price Per Share
Outstanding at June 1, 1991                            1,467,180           $6.33-29.43           $21.44
Granted                                                   15,000                 19.50            19.50
Exercised                                                (46,249)           6.33-20.63             8.54
Terminated                                               (51,850)          19.88-26.75            22.41
                                                     -----------          ------------            -----
Outstanding at May 30, 1992                            1,384,081          $11.04-29.43           $21.82
Granted                                                  255,940           15.88-22.25            18.75
Exercised                                               (191,980)          11.04-22.50            19.19
Terminated                                              (132,700)          18.63-29.43            22.94
                                                     -----------          ------------           ------
Outstanding at May 29, 1993                            1,315,341          $15.88-26.75           $21.50
Granted                                                  269,740           26.88-34.63            27.35
Exercised                                               (458,406)          16.00-26.75            21.24
Terminated                                                (7,000)          18.63-26.88            26.21
                                                      ----------          ------------           ------
Outstanding at May 28, 1994                            1,119,675          $15.88-34.63           $22.98
                                                      ----------          ------------           ------
Exercisable at May 28, 1994                              851,785          $15.88-26.75           $21.61
                                                      ----------          ------------           ------

EMPLOYEE STOCK PURCHASE PLAN
Under the terms of the company's 1987 Employee Stock Purchase Plan, 1.1 million shares of authorized common stock were reserved for purchase by plan participants at 85 percent of the market price. At May 28, 1994, 224,697 shares remained available for purchase through the plan, and there were 5,028 employees eligible to participate in the plan, of which 1,341, or 26.7 percent, were participants. Employees purchased 90,470 shares, at prices ranging from $21.15 to $29.43, during the year. Total receipts to the company were $2.2 million. Since the inception of the employee stock purchase program in 1977, employees have purchased a total of 1,835,914 shares at prices ranging from $1.90 to $29.43. Since the plan is noncompensatory, no charges to operations have been recorded.

RESTRICTED STOCK GRANTS
The company has granted restricted common shares to certain key employees. Shares were awarded in the name of the employee, who has all rights of a shareholder, subject to certain restrictions on transferability and a risk of forfeiture. The forfeiture provisions on the awards expire annually, over a period not to exceed six years, as certain financial goals are achieved. During fiscal 1994, the forfeiture provisions expired on 26,100 shares. No shares were granted or forfeited during the year. As of May 28, 1994, 53,400 shares remained subject to forfeiture provisions and 93,000 shares remained subject to restrictions on transferability.
         The remaining shares subject to forfeiture provisions have been recorded as unearned stock grant compensation and are presented as a separate component of shareholders' equity. The unearned compensation is being charged to selling, general, and administrative expense over the five-year vesting period and was $.5, $.4, and $.2 million in 1994, 1993, and 1992, respectively.

INCOME TAXES
The domestic and foreign components of income (loss) before income taxes, extraordinary loss, and cumulative effect of change in accounting principle were as follows:

In Thousands                                                1994             1993              1992
                                                            ----             ----              ----
Domestic                                                  $71,150          $55,195           $11,326
Foreign                                                    (7,677)         (12,841)          (12,314)
                                                          -------          -------       -----------
                                                          $63,473          $42,354       $      (988)
                                                          -------          -------       -----------

         The provision for income taxes before the tax effect of extraordinary loss and cumulative effect of change in accounting principle consisted of the following:

In Thousands                                               1994             1993              1992
                                                           ----             ----              ----
Current:     Domestic--Federal                           $24,780          $18,647           $16,930
             Domestic--State                               1,213              474             2,158
             Foreign                                      (1,338)          (1,983)           (2,495)
                                                          ------           ------            ------
                                                         $24,655          $17,138           $16,593
                                                          ------           ------            ------
Deferred:    Domestic--Federal                            (1,097)           1,999           (11,398)
             Domestic--State                                 187            1,193            (1,923)
             Foreign                                        (645)             (30)             (772)
                                                          ------           ------            ------
                                                          (1,555)           3,162           (14,093)
                                                          ------           ------            ------
                                                         $23,100          $20,300          $  2,500
                                                          ------           ------            ------

         A reconciliation of income taxes at the United States statutory rate with the effective tax rate before extraordinary loss and cumulative effect of change in accounting principle follows:

In Thousands                                               1994              1993             1992
                                                           ----              ----             ----
Income taxes computed at the United States
statutory rate of 35% in 1994, and 34%
in 1993 and 1992                                         $22,216          $14,400             $(336)
Increase (decrease) in taxes resulting from:
    State taxes--net                                         910            1,110                58
    Foreign net operating losses                             586            4,282                --
    Other nondeductible reserves                              --               --             1,190
    Rate differences--foreign operations                      --               --               667
    Nondeductible capital losses                              --               --               510
    Other                                                   (612)             508               411
                                                         -------          -------            ------
                                                         $23,100          $20,300            $2,500
                                                         -------          -------            ------

         The tax effects and types of temporary differences that give rise to significant components of the deferred tax assets and liabilities at May 28, 1994 and May 29, 1993, are presented below:

In Thousands                                                                 1994              1993
                                                                             ----              ----
Deferred tax assets:
Foreign net operating loss carryforwards                                $  15,991          $ 13,718
Compensation related accruals                                               6,946             4,837
Accrued postretirement benefit obligation                                   5,940             5,361
Long-term capital loss carryforwards                                        5,497             5,347
Insurance accruals                                                          3,065             1,806
Reserve for uncollectible accounts and notes receivable                     2,712             3,106
Restructuring charge accruals                                               2,401             4,560
Other                                                                       9,748             8,014
Valuation allowance                                                       (21,488)          (19,065)
                                                                        ---------          --------
                                                                          $30,812          $ 27,684
                                                                        ---------          --------
Deferred tax liabilities:
Excess of tax over book depreciation                                    $ (17,022)         $(15,250)
Prepaid employee benefits                                                  (2,584)           (2,391)
Other                                                                      (3,771)           (4,163)
                                                                        ---------          --------
                                                                        $ (23,377)         $(21,804)
                                                                        ---------          --------

         The deferred tax credit component of the provision in 1992 resulted primarily from restructuring reserves.
         As a result of restructuring charges incurred in fiscal 1992 and 1991, the company has long-term capital loss carryforwards, the tax benefit of which is approximately $5.5 million after tax at May 28, 1994, which expire at various dates through 1996. In addition, the company had foreign net operating loss carryforwards, the tax benefit of which is approximately $16.0 million, which have an unlimited expiration. For financial statement purposes, the tax benefit of these tax loss carryforwards has been recognized as a deferred tax asset, subject to a valuation allowance of 100 percent.

         The company has not provided for United States income taxes on undistributed earnings of foreign subsidiaries totalling $20.4 million. Recording of deferred income taxes on these undistributed earnings is not required as these earnings have been permanently reinvested. These amounts would be subject to possible U.S. taxation only if remitted as dividends. The determination of the hypothetical amount of unrecognized deferred U.S. taxes on undistributed earnings of foreign entities is not practicable.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amount of the company's financial instruments included in current assets and current liabilities approximate their fair value due to their short-term nature. The fair value of the notes receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of May 28, 1994 and May 29, 1993, the fair value of the notes receivable approximated the carrying value. The company intends to hold these notes to maturity and has recorded allowances to reflect the terms negotiated for carrying value purposes. The company's long-term debt reprices frequently at the then-prevailing market interest rates. As of May 28, 1994 and May 29, 1993, the carrying value approximated the fair value of the company's long-term debt.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK
At May 28, 1994 and May 29, 1993, the company had outstanding $8.5 million and $8.0 million, respectively, of financial instruments to purchase and sell foreign currencies, consisting primarily of forward exchange contracts. The exposure to credit risk is minimal since the counterparties are major financial institutions. The market risk exposure is essentially limited to currency rate movements. The gains or losses arising from these financial instruments are applied to offset exchange gains or losses on related hedged exposures. Realized and unrealized gains or losses in 1994 and 1993, were not material to the company's results of operations.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
The components of the adjustments to reconcile net income (loss) to net cash provided by operating activities:

In Thousands                                              1994            1993             1992
                                                          ----            ----             ----
Depreciation and amortization                          $ 33,207         $ 31,600         $ 30,473
Restructuring charges                                        --               --           24,970
Provision for losses on accounts and
notes receivable                                          3,481            7,492           11,588
Loss on sales of property and equipment                   1,832            3,350              392
Deferred taxes                                           (1,555)           3,162          (12,297)
Other liabilities                                         8,258            3,928           19,285
Stock grants earned                                         461              382              234
Changes in current assets and liabilities:
    Decrease (increase) in assets:
         Accounts receivable                             (7,151)          (4,240)           4,754
         Inventories                                     (3,671)           3,074            9,115
         Prepaid expenses and other                      (3,352)            (845)          (4,169)
    Increase (decrease) in liabilities:
         Accounts payable                                 1,123            2,073            2,558
         Accrued liabilities                             (3,242)          10,558            4,242
                                                         ------           ------            -----
                                                        (16,293)          10,620           16,500
                                                        -------           ------           ------
    Total adjustments                                   $29,391         $ 60,534         $ 91,145
                                                         ------           ------           ------

         Cash payments for interest and income taxes were as follows:

In Thousands                                              1994             1993             1992
                                                          ----             ----             ----
Interest paid                                           $ 1,799          $ 2,339          $ 6,596
Income taxes paid                                        25,784           11,944           12,428

PER SHARE INFORMATION
Earnings per share of common stock have been computed using the weighted average number of outstanding common shares and common share equivalents to the extent they are dilutive during each of the three years in the period ended May 28, 1994 (25,254,743 in 1994; 24,992,600 in 1993; and 25,162,973 in 1992).

CONTINGENCIES
On January 7, 1992, Haworth, Inc., filed a lawsuit in the U.S. District Court for the Northern District of Georgia (Atlanta Division), against Herman Miller, Inc., alleging that the electrical systems used in certain of the company's products infringe one or more of Haworth's patents. On December 9, 1992, the company's motion for change of venue was granted, and the lawsuit was transferred to the U.S. District Court for the Western District of Michigan (Southern Division).
         The litigation is considered to be in an intermediate stage, and the company is defending its position vigorously. The company has requested a jury trial, which has been tentatively set for August 1995 by the court. The patents that are the source of controversy expire on or before December 1, 1994. Since 1991, the company has sold a system of enhanced electrical components on the majority of its product lines, both by number and dollar volume. Haworth has admitted the enhanced electrical components do not infringe the patents in suit. If Haworth were to be successful on its claims, the statute of limitation would bar recovery of any damages arising prior to January 1986.
         In November 1985, Haworth filed a lawsuit against Steelcase, Inc., the industry's leader in market share, alleging violations of the same patents, and thus far has prevailed on the issue of liability. The litigation between Haworth and Steelcase currently is continuing on the issue of damages. The company's defenses are substantially different from those relied upon by Steelcase.
         The company believes, based upon written opinion of counsel, that its products do not infringe Haworth's patents and that the company is more likely than not to prevail on the merits, although, as with all litigation, there can be no absolute assurance of success. At this time, management does not expect the ultimate resolution of this matter to have a material adverse effect on the company's consolidated financial position. However, the outcome of this matter is not subject to prediction with certainty.

SEGMENT INFORMATION
The company operates on a worldwide basis in a single industry consisting of the design, manufacture, and sale of office furniture systems, products, and related services. The following information is presented with respect to the company's operations in different geographic areas for the fiscal years ended May 28, 1994, May 29, 1993, and May 30, 1992. Transfers between geographic areas represent the selling price of sales to affiliates, which is generally based on cost plus a mark-up. Net income of foreign operations and export includes royalty income from licensee sales and reflects the gain or loss on foreign currency exchange. The cash and cash equivalents accounts of the company are considered to be corporate assets. All other assets have been identified with domestic or foreign operations. No single customer accounted for more than 10 percent of consolidated net sales.

In Thousands
                                                        Foreign         Adjustments
                                                        Operations      and
                                      United States     and Export      Eliminations    Consolidated
                                      -------------     ----------      ------------    ------------
1994
Sales to unaffiliated customers              $812,158        $141,042    $        --         $953,200
Transfers between geographic areas             35,579           5,711        (41,290)              --
                                             --------        --------    -----------         --------

Net sales                                    $847,737        $146,753    $   (41,290)        $953,200
                                             --------        --------    -----------         --------
Net income (loss)                            $ 42,374        $ (2,001)   $        --         $ 40,373
                                             --------        --------    -----------         --------
Identifiable assets                          $454,210        $ 56,835    $        --         $511,045
                                             --------        --------    -----------         --------
Corporate assets                                                                               22,701
                                                                                             --------
Total assets                                                                                 $533,746
                                                                                             --------

1993
Sales to unaffiliated customers              $734,159        $121,514    $        --         $855,673
Transfers between geographic areas             29,381           7,165        (36,546)              --
                                             --------        --------    -----------         --------

Net sales                                    $763,540        $128,679    $   (36,546)        $855,673
                                             --------        --------    -----------         --------
Net income (loss)                            $ 30,687        $ (8,633)   $        --         $ 22,054
                                             --------        --------    -----------         --------
Identifiable assets                          $432,650        $ 35,161    $        --         $467,811
                                             --------        --------    -----------         --------
Corporate assets                                                                               16,531
                                                                                             --------
Total assets                                                                                 $484,342
                                                                                             --------

1992
Sales to unaffiliated customers              $680,712        $123,963    $        --         $804,675
Transfers between geographic areas             31,750          14,749        (46,499)              --
                                             --------        --------    -----------         --------

Net sales                                    $712,462         138,712    $   (46,499)        $804,675
                                             --------        --------    -----------         --------
Net income (loss)(1)                        $   2,992        $ (6,480)   $        --         $ (3,488)
                                             --------        --------    -----------         --------
Identifiable assets                          $415,323        $ 38,996    $        --         $454,319
                                             --------        --------    -----------         --------
Corporate assets                                                                               16,949
                                                                                             --------
Total assets                                                                                 $471,268
                                                                                             --------

(1) Excludes $16.8 million of pretax charges including $12.6 million cumulative effect from a change in accounting principle and $4.2 million extraordinary loss from the early extinguishment of debt. These charges decreased net income by $10.7 million.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Herman Miller, Inc.:

We have audited the accompanying consolidated balance sheets of Herman Miller, Inc. (a Michigan corporation) and subsidiaries as of May 28, 1994, and May 29, 1993, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended May 28, 1994. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Herman Miller, Inc., and subsidiaries as of May 28, 1994, and May 29, 1993, and the results of their operations and their cash flows for each of the three years in the period ended May 28, 1994, in conformity with generally accepted accounting principles.
         As explained in the notes to the consolidated financial statements, Employee Benefit Plans, in fiscal 1992, the company changed its method of accounting for postretirement benefits to adopt the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."

Arthur Andersen & Co.
Grand Rapids, Michigan
June 24, 1994

MANAGEMENT'S REPORT ON FINANCIAL STATEMENTS

The financial statements of Herman Miller, Inc., and subsidiaries were prepared by and are the responsibility of management. The statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances and include amounts that are based on management's best estimates and judgments.
         The company maintains systems of internal accounting controls designed to provide reasonable assurance that all transactions are properly recorded in the company's books and records, that policies and procedures are adhered to, and that assets are protected from unauthorized use. The systems of internal accounting controls are supported by written policies and guidelines and are complemented by a staff of internal auditors and by the selection, training, and development of professional financial managers.
         The financial statements have been audited by the independent public accounting firm Arthur Andersen & Co., whose appointment is ratified annually by shareholders at the annual shareholders meeting. The independent public accountants conduct a review of internal accounting controls to the extent required by generally accepted auditing standards and perform such tests and related procedures as they deem necessary to arrive at an opinion on the fairness of the financial statements.
         The Finance and Audit Committee of the Board of Directors, composed solely of directors from outside the company, regularly meets with the independent public accountants, management, and the internal auditors to satisfy itself that they are properly discharging their responsibilities. The independent public accountants have unrestricted access to the Finance and Audit Committee, without management present, to discuss the results of their audit and the quality of financial reporting and internal accounting control.

J. Kermit Campbell President and Chief Executive Officer
James H. Bloem Vice President, Chief Financial Officer, and Treasurer June 24, 1994

Item 9  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No changes in, or disagreements with, accountants referenced in Item 304 of Regulation S-K occurred during the 24-month period ended May 28, 1994.

                                    PART III

Item 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of Registrant

Information relating to directors and director nominees of the registrant is contained under the caption "Director and Executive Officer Information," in the company's definitive Proxy Statement, dated August 22, 1994, relating to the company's 1994 Annual Meeting of Shareholders and the information within that section is incorporated by reference. Information relating to Executive Officers of the company is included in Part I hereof entitled "Executive Officers of the Registrant." Information relating to delinquent filers pursuant to Item 405 of Regulation S-K is contained under the caption "Miscellaneous" in the company's definitive Proxy Statement dated August 22, 1994.

There are no family relationships between or among the above-named executive officers. There are no arrangements or understandings between any of the above-named officers pursuant to which any of them was named an officer.

Except as discussed in this paragraph, each of the named officers has served the company in an executive capacity for more than five years. Prior to joining the company, Mr. Campbell and Mr. Broser were vice presidents of Dow Corning Corporation.

Item 11  EXECUTIVE COMPENSATION

Information relating to management remuneration is contained under the tables and discussions on pages 6-8 in the company's definitive Proxy Statement, dated August 22, 1994, relating to the company's 1994 Annual Meeting of Shareholders, and the information within those sections is incorporated by reference.

Item 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

The sections entitled "Voting Securities and Principal Shareholders" and "Director and Executive Officer Information" in the definitive Proxy Statement, dated August 22, 1994, relating to the company's 1994 Annual Meeting of Shareholders and the information within those sections is incorporated by reference.

Item 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions contained under the captions "Director and Executive Officer Information" and "Compensation of Board Members and Non-Employee Officers" in the definitive Proxy Statement, dated August 22, 1994, relating to the company's 1994 Annual Meeting of Shareholders is incorporated by reference.

                                    PART IV

Item 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
REPORTS ON FORM 8-K

(a)  1.      Financial Statements

     The following consolidated financial statements of the company are included in this Form 10-K on the pages noted:

                                                             Page Number in
                                                             the Form 10-K
                                                             -------------
     Consolidated Statements of Operations                       18
     Consolidated Balance Sheets                                 19
     Consolidated Statements of Shareholders' Equity             20
     Consolidated Statements of Cash Flows                       21
     Notes to Consolidated Financial Statements                  22-35
     Report of Independent Public Accountants                    36
     Management's Report on Financial Statements                 37

(a)  2.      Financial Statement Schedules

     The following financial statement schedules and related Report of Independent Public Accountants on Financial Statement Schedules are included in this Form 10-K on the pages noted:

                                                               Page Number in
                                                               this Form 10-K
                                                               --------------
     Report of Independent Public Accountants
     on Financial Statement Schedules                              41

     Consent of Independent Public Accountants                     42

     Schedule V-         Property and Equipment for
                         Years Ended May 28, 1994,
                         May 29, 1993, and May 30, 1992            44

                                                               Page Number in
                                                               this Form 10-K
                                                               --------------
     Schedule VI-        Accumulated Depreciation
                         and Amortization of
                         Property and Equipment
                         for the Years Ended May
                         28, 1994; May 29, 1993;
                         and May 30, 1992                            45

     Schedule VIII-      Valuation and Qualifying
                         Accounts and Reserves for
                         the Years Ended May 28,
                         1994; May 29, 1993; and
                         May 30, 1992                                46

     Schedule IX-        Short-term Borrowings for the
                         Years Ended May 28, 1994; May
                         29, 1993; and May 30, 1992                  47

     Schedule X-         Supplementary Consolidated Income
                         Statement Information for the
                         Years Ended May 28, 1994; May 29,
                         1993; and May 30, 1992                      48

     All other schedules required by Form 10-K Annual Report have been omitted because they were inapplicable, included in the notes to consolidated financial statements, or otherwise not required under instructions contained in Regulation S-X.

     Financial statements of the company have been omitted since the company is primarily an operating company and all subsidiaries included in the consolidated financial statements filed are wholly owned subsidiaries.

     (a)     3.       Exhibits

     Reference is made to the Exhibit Index which is found on pages 49 through 51 of this Form 10-K Annual Report.

     (b)     Reports on Form 8-K

             No reports on Form 8-K were filed during the fourth quarter of the year ended May 28, 1994.

       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES

To the Shareholders and Board of Directors of Herman Miller, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Herman Miller, Inc., and subsidiaries' annual report to shareholders included in this Form 10-K, and have issued our report thereon dated June 24, 1994. Our report on the consolidated financial statements includes an explanatory paragraph with respect to the change in the method of accounting for postretirement benefits in fiscal 1992 as explained in the notes to the consolidated financial statements "Employee Benefit Plans." Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed at Item 14(a)2 above are the responsibility of the company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

         /s/ Arthur Andersen & Co.
         -------------------------
         ARTHUR ANDERSEN & CO.
         Grand Rapids, Michigan
         June 24, 1994

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Herman Miller, Inc.:

As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K, into the Company's previously filed Form S-8 Registration Statement File Numbers 33-5810, 33-43234, 33-43235, 33-45812, and 2-84202.

                 /s/ Arthur Andersen & Co.
                 -------------------------
                 ARTHUR ANDERSEN & CO.
                 Grand Rapids, Michigan
                 August 22, 1994

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERMAN MILLER, INC.


/s/ J. Kermit Campbell          and     /s/ James H. Bloem
- - ----------------------                  ------------------
By   J. Kermit Campbell                 By   James H. Bloem
     (President and                          (Vice President, Chief Financial
     Chief Executive Officer)                Officer, and Principal Accounting
                                             Officer)

Date: August 22, 1994

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on August 22, 1994, by the following persons on behalf of the Registrant in the capacities indicated. Each Director of the Registrant, whose signature appears below, hereby appoints J. Kermit Campbell as his attorney-in-fact, to sign in his name and on his behalf, as a Director of the Registrant, and to file with the Commission any and all amendments to this Report on Form 10-K.


         /s/ Max O. DePree                         /s/ Richard H. Ruch
         ------------------------                  ----------------------------
         Max O. DePree                             Richard H. Ruch
         (Chairman of the Board)                   (Vice Chairman of the Board)


         /s/ J. Kermit Campbell                    /s/ William K. Brehm
         ------------------------                  ----------------------------
         J. Kermit Campbell                        William K. Brehm
         (President, Chief Executive               (Director)
          Officer and Director)

         /s/ E. David Crockett                     /s/ Alan M. Fern
         ------------------------                  ----------------------------
         E. David Crockett                         Alan M. Fern
         (Director)                                (Director)



         /s/ Lord Griffiths of Fforestfach         /s/ David L. Nelson
         ---------------------------------         ----------------------------
         Lord Griffiths of Fforestfach             David L. Nelson
         (Director)                                (Director)


         /s/ C. William Pollard                    /s/ Charles D. Ray
         ------------------------                  ----------------------------
         C. William Pollard                        Charles D. Ray
         (Director)                                (Director)


         /s/ Ruth A. Reister
         ------------------------
         Ruth A. Reister
         (Director)

                     HERMAN MILLER, INC., AND SUBSIDIARIES

                      SCHEDULE V---PROPERTY AND EQUIPMENT
                                 (In Thousands)

Column A                          Column B         Column C         Column D         Column E         Column F
- - --------                          --------         --------         --------         --------         --------
                                                                                     Other
                                  Balance at                                         changes          Balance
                                  beginning        Additions                         add              at end
Description                       of period        at cost(1)       Retirements      (deduct)(2)      of period
- - -----------                       ---------        -------          -----------      --------         ---------
Year ended May 28, 1994:
   Land and improvements          $ 27,153         $    465         $     11      $       (5)        $  27,602
   Buildings and improvements      135,584           10,684            1,187              50           145,131
   Machinery and equipment         250,719           25,988           19,853           1,313           258,167
   Construction in progress         17,951            6,045                2              --            23,994
                                  --------         --------         --------      ----------          --------
     Total                        $431,407         $ 43,182         $ 21,053      $    1,358          $454,894
                                  ========         ========         ========      ==========          ========

Year ended May 29, 1993:
   Land and improvements          $ 26,850         $    416        $      92       $     (21)         $ 27,153
   Buildings and improvements      136,393            1,183            1,480            (512)          135,584
   Machinery and equipment         235,609           36,525           19,778          (1,637)          250,719
   Construction in progress         12,861            5,091               --              (1)           17,951
                                  --------        ---------         --------       ---------          --------
     Total                        $411,713         $ 43,215         $ 21,350       $  (2,171)         $431,407
                                  ========         ========         ========      ==========          ========

Year ended May 30, 1992:
   Land and improvements          $ 26,067        $     385        $     194        $    592          $ 26,850
   Buildings and improvements      131,923            6,003            2,025             492           136,393
   Machinery and equipment         213,738           31,397           11,004           1,478           235,609
   Construction in progress         17,836          (4,971)               --              (4)           12,861
                                  --------           -----          --------       ---------          --------
     Total                        $389,564         $ 32,814         $ 13,223        $  2,558          $411,713
                                  ========         ========         ========      ==========          ========


(1) Additions net of transfers to other classifications.
(2) Primarily the effects of foreign currency translation.

                     HERMAN MILLER, INC., AND SUBSIDIARIES

    SCHEDULE VI---ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY AND
                                   EQUIPMENT
                                 (In Thousands)

Column A                                       Column B         Column C         Column D         Column E         Column F
- - --------                                       --------         --------         --------         --------         --------
                                                                Additions                         Other
                                               Balance at       charged to                        changes          Balance
                                               beginning        costs and                         add              at end
Description                                    of period        expenses(1)      Retirements      (deduct)(2)      of period
- - -----------                                    ---------        --------         -----------      --------         ---------
Year ended May 28, 1994:
   Land improvements                         $   3,464          $    578         $     11       $     --         $   4,031
   Buildings and improvements                   42,200             4,926            1,114            (71)            45,941
   Machinery and equipment                     157,299            26,025           17,838             474           165,960
                                             ---------          --------         --------       ---------         ---------
     Total                                   $ 202,963          $ 31,529         $ 18,963       $     403         $ 215,932
                                             =========          ========         ========       =========         =========
Year ended May 29, 1993:
   Land improvements                         $   2,922          $    577         $     41       $       6         $   3,464
   Buildings and improvements                   38,461             4,846              824            (283)           42,200
   Machinery and equipment                     150,013            25,619           17,068          (1,265)          157,299
                                             ---------          --------         --------       ---------         ---------
     Total                                   $ 191,396          $ 31,042         $ 17,933       $  (1,542)        $ 202,963
                                             =========          ========         ========       =========         =========

Year ended May 30, 1992:
   Land improvements                         $   2,391          $    567         $     36       $      --         $   2,922
   Buildings and improvements                   33,712             5,227              937             459            38,461
   Machinery and equipment                     134,713            24,134            9,536             702           150,013
                                             ---------          --------         --------       ---------         ---------
     Total                                   $ 170,816          $ 29,928         $ 10,509         $ 1,161         $ 191,396
                                             =========          ========         ========       =========         =========


(1) Additions net of transfers to other classifications.
(2) Primarily the effects of foreign currency translation.

                     HERMAN MILLER, INC., AND SUBSIDIARIES

               SCHEDULE VIII---VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)

Column A                                                    Column B         Column C         Column D         Column E
- - --------                                                    --------         --------         --------         --------
                                                                             Additions        Uncollectible
                                                            Balance at       charged to       accounts         Balance
                                                            beginning        costs and        written off      at end
Description                                                 of period        expenses         (net)   (1)      of period
- - -----------                                                 ---------        --------         -----------      ---------
Year ended May 28, 1994:
   Allowance for possible losses                            $  6,168        $     731         $    157         $  6,742
   on accounts receivable

   Allowance for possible losses                            $  2,106        $   2,750         $  2,697         $  2,159
   on notes receivable

Year ended May 29, 1993:
   Allowance for possible losses
   on accounts receivable                                   $  7,604         $  1,492         $  2,928         $  6,168

   Allowance for possible losses
   on notes receivable                                      $  1,531         $  6,000         $  5,425         $  2,106

Year ended May 30, 1992:
   Allowance for possible losses
   on accounts receivable                                   $  5,574         $  5,978         $  3,948         $  7,604

   Allowance for possible losses
   on notes receivable                                      $  4,254         $  5,610         $  8,333         $  1,531


(1) Includes effects of foreign currency translation.

                     HERMAN MILLER, INC., AND SUBSIDIARIES

                      SCHEDULE IX--SHORT-TERM BORROWINGS
                   (In Thousands Except Interest Percentages)


                  Column A            Column B            Column C             Column D            Column E       Column F
                  --------            --------            --------             --------            --------       --------
                                                                               Maximum             Average        Weighted
                  Category of                             Weighted             amount              amount         average
                  aggregate           Balance             average              outstanding         outstanding    interest rate
Year              short-term          at end              interest             during              during the     during the
Ended             borrowings          of period           rate                 the period          period (1)     period (2)
- - -----             ----------          ---------           --------             ----------          ----------     ----------
May 28, 1994      Banks                $48,911                 6.3%                $48,911             $15,750          4.8%

May 29, 1993      Banks                $ 18,234                4.2%               $ 18,234           $   9,345          4.7%

May 30, 1992      Banks                $ 21,774                4.5%               $ 21,774            $ 12,066         11.0%

(1) Calculated based on daily balances.
(2) Calculated based on daily rates.

                     HERMAN MILLER, INC., AND SUBSIDIARIES

           SCHEDULE X--SUPPLEMENTARY CONSOLIDATED INCOME STATEMENT
                                  INFORMATION
                                 (In Thousands)

Column A                                                         Column B
- - --------                                          --------------------------------------
                                                      Charged to Costs and Expenses
                                                            For the Years Ended
                                                  ------------------------------------

                                                   May 28,        May 29,         May 30,
                                                    1994           1993           1992
                                                   -------        -------        -------
Advertising costs                                   $7,202         $8,951         $10,245

Maintenance and repairs                            $10,175         $9,319         $ 9,823


Note: Amortization of intangible assets, real estate and personal property taxes, other taxes, and royalties were individually less than one percent of sales for 1994, 1993, and 1992.

                     HERMAN MILLER, INC., AND SUBSIDIARIES

                                 Exhibit Index

                                                                           Page
                                                                           ----
(3)   Articles of Incorporation and Bylaws

      (a) Articles of Incorporation are incorporated by reference to Exhibit 3(a) and 3(b) of the Registrant's 1986 Form 10-K Annual Report.

      (b) Certificate of Amendment to the Articles of Incorporation, dated October 15, 1987, are incorporated by reference to Exhibit 3(b) of the Registrant's 1988 Form 10-K Annual Report.

      (c) Certificate of Amendment to the Articles of Incorporation, dated May 10, 1988, are incorporated by reference to Exhibit 3(c) of the Registrant's 1988 Form 10-K Annual Report.

      (d) Amended and Restated Bylaws are incorporated by reference to Exhibit 3(d) of the Registrant's
              Form 10-Q filed for the quarter ended December 1, 1990.

(4)   Instruments Defining the Rights of Security Holders

      (a) Specimen copy of Herman Miller, Inc., common stock is incorporated by reference to Exhibit 4(a) of Registrant's 1981 Form 10-K Annual Report.

      (b) Other instruments which define the rights of holders of long-term debt individually represent debt of less than 10 percent of total assets. In accordance with item 601(b)(4)(iii)(A) of regulation S-K, the Registrant agrees to furnish to the Commission copies of such agreements upon request.

(10)  Material Contracts

                                                                           Page
                                                                           ----
Exhibit Index (continued)

      (a)     1985 Employee Stock Option Plan is
              incorporated by reference to Exhibit
              10(a) of the Registrant's 1985 Form 10-K
              Annual Report.

      (b)     Amendment to 1985 Employee Stock Option
              Plan is incorporated by reference to
              Exhibit 10(B) of the Registrant's 1988
              Form 10-K Annual Report.

      (c)     Second Amendment to 1985 Employee Stock
              Option Plan is incorporated by reference to Exhibit 10(c) of the Registrant's 1989
              Form 10-K Annual Report.

      (d)     Amendment 1988-1 to the Herman Miller, Inc.,
              1985 Employee Stock Option Plan is incorporated by reference to Exhibit 10(d) of the Registrant's
              1989 Form 10-K Annual Report.

      (e)     1985 Nonemployee Officer and Director Stock
              Option Plan is incorporated by reference to
              Exhibit 10(g) of the Registrant's 1986 Form
              10-K Annual Report.

      (f) First Amendment to the Herman Miller, Inc., 1985 Nonemployee Officer and Director Stock Option Plan is incorporated by reference to Exhibit 10(f) of the Registrant's 1989 Form 10-K Annual Report.

      (g) Description of Officers Executive Incentive Plan is incorporated by reference to Exhibit 10(e) of the Registrant's 1981 Form 10-K Annual Report.

      (h) Officers' Supplemental Retirement Income Plan is incorporated by reference to Exhibit 10(f) of the Registrant's 1986 Form 10-K Annual Report.

                                                                           Page
                                                                           ----
Exhibit Index (continued)

      (i)     Officers' Salary Continuation Plan is
              incorporated by reference to Exhibit 10(g) of the Registrant's 1982 Form 10-K Annual
              Report.

      (j) Deferred Compensation Agreement, dated March 19, 1970, between the company and Max O. DePree is incorporated by reference to Exhibit 10(d) of the Registrant's 1981 Form 10-K Annual Report.

      (k) Herman Miller, Inc., Plan for Severance Compensation after Hostile Takeover is incorporated by reference to Exhibit 10(f) of the Registrant's 1986 Form 10-K
              Annual Report.

      (l)     Amended Herman Miller, Inc., Plan for Severance
              Compensation after Hostile Takeover, dated January
              17, 1990, is incorporated by reference to Exhibit
              10(n) of the Registrant's 1990 Form 10-K Annual Report.

      (m)     The Herman Miller, Inc. 1985 Nonemployee
              Officer and Director Stock Option Plan, as amended is incorporated by reference as
              Exhibit 28 of the Registrant's 1992 Form S-8
              Registration Statement (No. 33-45812).

      (n)     Incentive Share Grant Agreement, dated
              July 15, 1992, between the company and
              J. Kermit Campbell is incorporated by
              reference to Exhibit 10(r) of the Registrant's
              1993 Form 10-K Annual Report.

(11)  Computation of Per Share Earnings.                                     52

(22)  Subsidiaries.                                                          53