Form 10-Q
period 1994-09-03
MILLER HERMAN INC
filed 1994-10-12
CIK 66382

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q

  X           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
_____         OF THE SECURITIES EXCHANGE ACT OF 1934

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
_____         OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 3, 1994                  Commission File No. 0-5813


                              HERMAN MILLER, INC.


A Michigan Corporation                               ID No. 38-0837640

855 East Main Avenue, Zeeland, MI  49464-0302        Phone (616) 654 3000

Herman Miller, Inc.

       (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months

                                                             Yes   X    No
                                                                  ____     ____

       (2)    has been subject to such filing requirements for the past 90 days.

                                                             Yes   X    No
                                                                  ____     ____

Common Stock Outstanding at September 30, 1994--24,620,207 shares.

The Exhibit Index appears at page 17.

                         HERMAN MILLER, INC. FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 3, 1994
                                     INDEX


                                                                                              Page
                                                                                            --------
Part I--Financial Information

      Condensed Consolidated Balance Sheets--                                                   3
            September 3, 1994, and May 28, 1994

      Condensed Consolidated Statements of Income--                                             4
            Three Months Ended September 3,1994,
            and August 28, 1993

      Condensed Consolidated Statements of Cash Flows--                                         5
            Three Months Ended September 3, 1994,
            and August 28, 1993

      Notes to Condensed Consolidated Financial Statements                                      6-7

      Management s Discussion and Analysis of
            Financial Condition and Results of Operations                                       8-12

Part II--Other Information

      Submission of Matters to Vote of Security Holders                                        13-14

      Exhibits and Reports on Form 8-K                                                          15

      Signatures                                                                                16

      Exhibit Index                                                                             17


                              HERMAN MILLER, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                Sept. 3,        May 28,
                                                                 1994            1994
                                                               ---------      -----------
                                                              (unaudited)       (audited)
         ASSETS
         ------
         CURRENT ASSETS:

              Cash and cash equivalents                          $ 16,537        $ 22,701
              Accounts receivable, net                            132,371         121,564
              Inventories--
                Finished goods                                     23,155          20,299
                Work in process                                     7,202           6,183
                Raw materials                                      32,696          33,331
                                                                 --------        --------
                  Total inventories                                63,053          59,813
                                                                 --------        --------
              Prepaid expenses and other                           25,628          24,590
                                                                 --------        --------
                  Total current assets                            237,589         228,668
                                                                 --------        --------


         PROPERTY AND EQUIPMENT, AT COST:                         466,771         454,894
              Less-accumulated depreciation                       224,492         215,932
                                                                 --------        --------
                  Net property and equipment                      242,279         238,962
                                                                 --------        --------

         OTHER ASSETS:

              Notes receivable, net                                36,495          36,659
              Other noncurrent assets                              38,823          29,457
                                                                 --------        --------

                  Total assets                                   $555,186        $533,746
                                                                 ========        ========

                                                              Sept. 3,      May 28,
                                                                1994         1994
                                                           ------------   -----------
                                                           (unaudited)     (audited)
    LIABILITIES' & SHAREHOLDERS'  EQUITY
    ------------------------------------

    CURRENT LIABILITIES:
        Current portion of long-term debt                    $    492      $   506

        Notes payable                                          65,125       48,911
        Accounts payable                                       37,817       42,121
        Accruals                                               86,250       86,187
                                                             --------     --------
          Total current liabilities                           189,684      177,725
                                                             --------     --------
    LONG-TERM DEBT, less current portion                       20,484       20,600

    OTHER LIABILITIES                                          42,984       39,096

    SHAREHOLDERS  EQUITY:

        Common stock $.20 par value                             4,924        4,918
        Additional paid-in capital                             17,232       16,649
        Retained earnings                                     283,897      279,161
        Cumulative translation adjustment                      (3,160)      (3,460)
        Unearned stock grant compensation                        (859)        (943)
                                                            --------      --------
          Total shareholders' equity                          302,034      296,325

          Total liabilities and
            shareholders' equity                            $555,186      $533,746
                                                            ========      ========



    See accompanying notes to condensed consolidated financial statements.

                              HERMAN MILLER, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                               Three Months Ended
                                                               ------------------
                                                              Sept. 3,      August 28,
                                                               1994(1)         1993(2)
                                                             ----------     ----------
NET SALES                                                      $252,831       $221,566

COST AND EXPENSES:

    Cost of goods sold                                          161,820        145,243
    Operating expenses                                           77,813         63,187
    Interest expense                                                990            427
    Other income, net                                              (929)          (865)
                                                               --------       --------
                                                                239,694        207,992
                                                               --------       --------

INCOME BEFORE TAXES ON INCOME                                    13,137         13,574

PROVISION FOR TAXES ON INCOME                                     5,200          6,100
                                                               --------       --------

NET INCOME                                                     $  7,937       $  7,474
                                                               ========       ========

NET INCOME PER SHARE                                           $    .32       $    .30
                                                               ========       ========

DIVIDENDS PER SHARE OF COMMON STOCK                            $    .13       $    .13
                                                               ========       ========

See accompanying notes to condensed consolidated financial statements.

(1) Represents 14 weeks
(2) Represents 13 weeks

                              HERMAN MILLER, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF
                                   CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED

                                                                                  Three Months Ended
                                                                                  ------------------
                                                                            Sept. 3,          August 28,
                                                                             1994(1)             1993(2)
                                                                          ----------         -------------
        CASH FLOWS FROM OPERATING ACTIVITIES:
             Net income                                                      $ 7,937            $ 7,474
             Depreciation and amortization                                     9,325              8,348
             Other, net                                                      (14,514)               653
                                                                             -------            -------
             Net cash provided by operating activities                         2,748             16,475
                                                                             -------            -------

        CASH FLOWS FROM INVESTING ACTIVITIES:
             Notes receivable repayments                                      93,548             92,974
             Notes receivable issued                                         (93,863)           (97,758)
             Capital expenditures                                            (11,744)            (8,744)
             Other, net                                                       (9,976)               151
                                                                             -------            -------
             Net cash used for investing activities                          (22,035)           (13,377)
                                                                             -------            -------

        CASH FLOWS FROM FINANCING ACTIVITIES:
             Net common stock issued                                             842              5,440
             Net long-term debt repayments                                       (58)               (58)
             Net short-term debt borrowings                                   15,663                343
             Dividends paid                                                   (3,197)            (3,253)
             Common stock purchased and retired                                 (253)                --
             Other, net                                                          (72)               (69)
                                                                             -------            -------
             Net cash provided by financing activities                        12,925              2,403
                                                                             -------            -------

        EFFECT OF EXCHANGE RATE
             CHANGES ON CASH                                                     198               (328)
                                                                            --------            -------

        NET INCREASE (DECREASE) IN CASH AND
             CASH EQUIVALENTS                                                 (6,164)             5,173

        CASH AND CASH EQUIVALENTS,
             BEGINNING OF PERIOD                                              22,701             16,531
                                                                             -------            -------

        CASH AND CASH EQUIVALENTS,
             AT END OF PERIOD                                                $16,537            $21,704
                                                                             =======            =======

        See accompanying notes to condensed consolidated financial statements.

(1) Represents 14 weeks
(2) Represents 13 weeks

                              HERMAN MILLER, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


FOOTNOTE DISCLOSURES

The condensed consolidated financial statements have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The company believes that the disclosures made in this document are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company's Annual Report on Form 10-K for the year ended May 28, 1994.

FISCAL YEAR

The company's fiscal year ends on the Saturday closest to May 31. Accordingly, the year ended June 3, 1995, contains 53 weeks, and the year ended May 28, 1994, contains 52 weeks.

SUPPLEMENTAL CASH FLOW INFORMATION

Cash and cash equivalents include all highly liquid debt instruments purchased as part of the company's cash management function. Due to the short maturities of these items, the carrying amount approximates fair value.

Cash payments for income taxes and interest (in thousands) were as follows:

                                                                            Three Months Ended
                                                                            ------------------
                                                                      Sept. 3,           August 28,
                                                                         1994               1993
                                                                      ---------          ----------
     Interest paid                                                      $  964              $  433
     Income taxes paid                                                  $3,808              $4,794

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

REPORT OF MANAGEMENT

In the opinion of the company, the accompanying unaudited condensed consolidated financial statements taken as a whole contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of the company as of September 3, 1994, and the results of its operations and cash flows for the three months then ended. Interim results are not necessarily indicative of results for a full year.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain significant factors which have affected the company's financial condition and earnings during the periods included in the accompanying condensed consolidated financial statements.

A.       Financial Summary

         A summary of the period-to-period changes is shown below. It should be noted that the three months ended September 3, 1994, contained 14 weeks. All amounts are increases (decreases) unless otherwise noted. Dollars are shown in thousands.


                                                       $                %
                                                   --------          -------
               NET SALES                            31,265             14.1

               COST OF GOODS SOLD                   16,577             11.4

               OPERATING EXPENSES                   14,626             23.1

               INTEREST EXPENSE                        563            131.9

               OTHER INCOME NET                        (64)*           (7.4)*

               INCOME BEFORE TAXES ON INCOME          (437)            (3.2)

               PROVISION FOR TAXES ON INCOME          (900)           (14.8)

               NET INCOME                              463              6.2

* Represents an increase in other income

B.       Results of Operations

         First Quarter FY 1995 versus First Quarter FY 1994

         Net sales increased $31.3 million, or 14.1 percent, for the three months (14 weeks) ended September 3, 1994, over the first quarter (13 weeks) results a year ago. For the first three months of fiscal 1995, the company had net sales of $252.8 million, compared with net sales of $221.6 million in the first three months last year. The increase primarily was due to unit volume increases, as well as an additional week in fiscal year 1995 compared with fiscal year 1994.

         Net sales of $252.8 million were the highest ever recorded in the first quarter. United States net sales were up 10.4 percent on a year-over-year basis for the first quarter, after being up 2.2 percent and 9.1 percent over year-ago levels in the fourth and third quarters of 1994, respectively. These United States sales gains compare with the 8.0 percent calendar year-to-date increase in industry shipments reported by the Business and Institutional Furniture Manufacturers Association (BIFMA). In addition, new orders of $265.2 million were the highest ever recorded in any first quarter, and the order rate momentum has continued to date in the second quarter.

         Gross margin increased to 36.0 percent during the first quarter of 1995, compared to a gross margin of 34.4 percent for the same period last year. The improvement in the first quarter 1995 gross margin was due to increased volume which leveraged fixed overhead, as well as price stability.

         On the strength of increased net sales, improved profitability, and continued price stability, the company has significantly increased its investment spending on new products and processes. This spending retarded the growth of net income for the quarter.

         Operating expenses, including design and research, were $77.8 million for the first quarter, an increase of $14.6 million, or 23.1 percent, over first quarter last year. As a percent of net sales, operating expenses were 30.8 and 28.6 for the first three months of the current and prior year, respectively. The major components of this change were
         (1) the 14th week of payroll and a 3.5 percent year-over-year increase in compensation and benefits, (2) the assimilation of our recently acquired Mexican operations into the Herman Miller family of companies, (3) increased depreciation and amortization expense, principally associated with new processes and products, and (4) most significantly and importantly, the increased cost to develop and bring to market new products.

         The new products, all of which are expected to be introduced in the next 12 months, are in the seating, European freestanding furniture, and health-care product areas.

         While augmenting rather than obsoleting current product offerings, these new products, as those which preceded them in Herman Miller s tradition of product innovations, can be expected to help establish product value and performance reference points in each of these three areas. Management expects these products to be long lived and help the company gain additional market share over product life cycles of ten or more years. In the more immediate time frame, management believes these new products will add 2 to 3 percent to our net sales total for the fiscal year ending June 3, 1995, with the primary amounts coming in the third and fourth quarters. Margin rates on these products are expected to be comparable to those of the company's existing product lines.

         The investment spending incurred in the first quarter can be expected to continue at the same rate through the remainder of the year.

         Interest expense increased $.6 million over first quarter 1994. Total interest-bearing debt was $86.1 million at the end of the first quarter of fiscal 1995, compared with $70.0 million at May 28, 1994, and $40.0 million at August 28, 1993.

         Lower net operating losses in the United Kingdom reduced the first quarter tax rate to 39.6 percent for the first three months of 1995, compared with 44.9 percent for the same period last year. The tax rate for all of fiscal 1995 is expected to be between 35 and 38 percent, as European, especially the United Kingdom, operations continue to improve.

         Net income increased to $7.9 million in the first quarter, compared to $7.5 million for the same period last year.

         Net sales of international operations and export sales from the United States in the first quarter ended September 3, 1994, totaled $36.5 million compared with $25.5 million last year.

         International results in the first quarter were helped significantly by solid performances in both the Asia/Pacific and Latin American regions. Combined sales in these two regions increased 68 percent and net income more than doubled. European net sales increased 23 percent and results improved 29 percent over the first quarter of last year. However, results from operations in the United Kingdom turned negative after three consecutive quarters of profitability. On a year-over-year basis, both sales and results in the United Kingdom improved significantly over year-ago levels. All of Europe had excellent order entry for the quarter, and the total European backlog was at a four-year high on September 3, 1994.

         Net loss from the company's international operations and export sales from the United States for the first quarter decreased $1.5 million to a $.9 million loss, compared with net loss of $2.4 million for the same period last year.

         The backlog of unfilled orders at September 3, 1994, was $151.0 million, compared with $132.1 million a year earlier, and $138.6 million at May 28, 1994. New orders increased 18.5 percent to $265.2 million when compared to the same period a year ago.

C.       Financial Condition, Liquidity, and Capital Resources

         First Quarter FY 1995 versus First Quarter FY 1994

         1. Cash flow from operating activities decreased to $2.7 million versus $16.5 million in the first quarter of 1994. The $13.8 million decrease in cash provided by operating activities and the $8.6 million increase in cash used for investing activities primarily were financed from a reduction in cash balances and an increase in $15.7 million in short-term debt. The increase in short-term debt in turn increased interest expense for the first quarter to $1.0 million compared with $.4 million a year ago. The company expects interest-bearing debt to remain in the range of $80-$90 million for the remainder of the year, which bounds its $86.1 million level on September 3, 1994.
         2. Days sales in accounts receivable plus days sales in inventory increased to 82.2 days versus 79.1 days a year ago and 80.9 days on May 28, 1994. This increase primarily was due to an increased level of shipments during the month of August, which also resulted in a $17.3 million increase in cash used for working capital items during the quarter. This increased cash use was the primary factor causing net cash provided by operating activities to decline. Overall, asset utilization as measured by the net sales per $1.00 of average assets remained at $1.86 during the first quarter, maintaining the improvement recorded for all of fiscal 1994.
         3. Net (of cash) interest-bearing debt increased to $69.6 million compared to $18.3 million a year ago and $47.3 million at May 28, 1994. Debt-to-total capital now stands at 6.4 percent versus 6.7 percent a year ago and 6.5 percent on May 28, 1994.
         4. Capital expenditures for the quarter were $11.7 million versus $8.7 million in the first quarter of 1994. These items principally include expenditures for new internal processes and the new products described above. Accelerated work on new processes and new products has caused the company to increase estimated capital expenditures for the year to $60 million. The other major use of cash from investing activities was the previously announced acquisition of Geneal GmbH of Germany described below.

On September 2, 1994, the company acquired Geneal GmbH, a privately owned office furniture company of Essen, Germany. Net trade sales of Geneal for the past three years ended June 30 were $8.6 million for fiscal 1994, $12.1 million for fiscal 1993, and $13.3 million for fiscal 1992. Geneal experienced larger-than-usual sales growth in fiscal 1992 and 1993, which was fueled by the final economic effects of German reunification which began in fiscal 1991. The revenue decline experienced in fiscal 1994 primarily was attributable to the weakened condition of the German economy, which has shown recent signs of improvement. During fiscal 1993 and 1994, German office furniture industry sales fell an estimated 38 percent. Geneal was profitable in each of the last three fiscal years, demonstrating the ability to quickly adjust its cost structure to significant changes in volume.

The all-cash transaction will neither materially enhance or dilute the consolidated results of Herman Miller, Inc., for the year ended June 3, 1995, as the two market-distinct organizations make further progress on manufacturing and logistical integration. Assimilation of Geneal into the worldwide family of Herman Miller companies enhances our ability to serve customers with high quality and value products and services on a worldwide basis within the context of a single group of enterprises. Building on this key competitive strength is advantageous for both our customers and our shareholders.

The office furniture industry has exhibited significant cyclicality and change during the past five years, after exhibiting generally increasing sales and profits for each of the 20 years prior to that time. During the turbulence of the past five years, Herman Miller improved on a strong balance sheet and substantially increased its cash flow from operating activities while industry sales and profitability declined substantially. In short, financially the company has prepared for the return of investment opportunities in the current environment which is marked by both increased (albeit at slower rates) industry sales and by increased customer need for improved ergonomic and productivity solutions.

The first quarter marked the beginning of an accelerated period when the company will combine the financial strength which it has built over the past five years with the desire to continue to set a distinctive reference point for products and services in our markets. The company believes this investment is necessary to continue to implement the coordinated strategies and effective work processes of its employee-owners as well as its supplier and dealer partners, all of whom have helped the company reach this point and are essential to its future success. The effectiveness of this joint effort is what ultimately will continue to build value for the company's shareholders.

Part II

Item 4:  Submission of Matters to Vote of Security Holders

At the Annual Shareholders Meeting held October 6, 1994, the shareholders voted on various proposals presented in the company's 1994 definitive proxy statement. The results of the votes follow:

1.       Proposal to elect four directors to serve a term of three years:

                                                                                          Broker
                                                   For       Against      Withheld        Non-vote
                                                   ---       -------      --------        --------
         a.      Terms expiring in 1997

                 William K. Brehm               21,683,728       0            114,056         0

                 C. William Pollard             21,681,147       0            116,637         0

                 Ruth Alkema Reister            21,681,197       0            116,587         0

                 Richard H. Ruch                21,673,760       0            124,024         0

2.       Proposal to approve the Herman Miller, Inc., 1994 Long-Term Incentive
         Plan

                                                                                           Broker
                                                For          Against      Withheld         Non-vote
                                                ---          -------      --------         --------
                                              18,916,382     1,697,254        310,246       873,902

3. Proposal to approve the Herman Miller, Inc., 1994 Non-Employee Officer and Director Stock Option Plan

                                                                                            Broker
                                                  For          Against       Withheld       Non-vote
                                                  ---          -------       --------       --------
                                              19,864,887       669,066        359,929       873,902

4. Proposal to approve the Herman Miller, Inc., 1994 Key Executive Stock Purchase Assistance Plan

                                                                                           Broker
                                                  For         Against        Withheld      Non-vote
                                                  ---         -------        --------      --------
                                              18,987,865     1,593,504        342,513       873,902

5. Proposal to ratify the appointment of Arthur Andersen & Co. as the independent public accountants for the company for the fiscal year ending June 3, 1995.

                                                                                             Broker
                                                 For           Against        Withheld       Non-vote
                                                 ---           -------        --------       --------
                                              21,753,710        25,192         18,882           0

Part II

Item 6:   Exhibits and Reports on Form 8-K

1.       Exhibits

         See Exhibit Index

2.       Reports on Form 8-K

         No reports on Form 8-K were filed during the three months ended September 3, 1994.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

                                        HERMAN MILLER, INC.



October 12, 1994                        /s/ J. Kermit Campbell
                                        J. Kermit Campbell
                                        (President and
                                        Chief Executive Officer)



October 12, 1994                        /s/ James H. Bloem
                                        James H. Bloem
                                        (Vice President,
                                        Chief Financial Officer,
                                        and Principal Accounting Officer)

*Exhibit Index

(11)     Computations of earnings per common share.

(27)     Financial Data Schedule (Exhibit available upon request)