Form 10-Q
period 1994-12-03
MILLER HERMAN INC
filed 1995-01-17
CIK 66382

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q

  X           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
- -----         OF THE SECURITIES EXCHANGE ACT OF 1934

- -----         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended December 3, 1994                   Commission File No. 0-5813


                              HERMAN MILLER, INC.


A Michigan Corporation                                  ID No. 38-0837640

855 Main Avenue, PO Box 302, Zeeland, MI  49464-0302    Phone (616) 654 3000

Herman Miller, Inc.

     (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months

                                                             Yes   X       No
                                                                 -----   -----
     (2)   has been subject to such filing requirements for the past 90 days.

                                                             Yes   X       No
                                                                 -----   -----

Common Stock Outstanding at December 30, 1994 -- 24,763,136 shares.

The Exhibit Index appears at page 17.

                          HERMAN MILLER, INC. FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 3, 1994
                                     INDEX

                                                                                             Page No.
                                                                                             --------

Part I--Financial Information

      Condensed Consolidated Balance Sheets--
            December 3, 1994, and May 28, 1994                                                  3

      Condensed Consolidated Statements of Income--
            Three Months and Six Months Ended December 3, 1994,
            and November 27, 1993                                                               4

      Condensed Consolidated Statements of Cash Flows--
            Six Months Ended December 3, 1994
            and November 27, 1993                                                               5

      Notes to Condensed Consolidated Financial Statements                                      6-8

      Management's Discussion and Analysis of
            Financial Condition and Results of Operations                                       9-14

Part II--Other Information

      Exhibits and Reports on Form 8-K                                                          15

      Signatures                                                                                16

      Exhibit Index                                                                             17

                              HERMAN MILLER, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                        December 3,      May 28,
                                                            1994          1994
                                                        ------------    --------
                                                        (unaudited)     (audited)
ASSETS
- ------
CURRENT ASSETS:
   Cash and cash equivalents                             $ 16,152      $ 22,701
   Accounts receivable, net                               162,013       121,564
   Inventories--
     Finished goods                                        27,452        20,299
     Work in process                                        8,112         6,183
     Raw materials                                         34,767        33,331
                                                         --------      --------
       Total inventories                                   70,331        59,813
                                                         --------      --------
   Prepaid expenses and current
     deferred income taxes                                 26,226        24,590
                                                         --------      --------

       Total current assets                               274,722       228,668
                                                         --------      --------


PROPERTY AND EQUIPMENT, AT COST                           483,312       454,894
   Less-accumulated depreciation                          230,585       215,932
                                                         --------      --------
     Net property and equipment                           252,727       238,962
                                                         --------      --------


OTHER ASSETS:
   Notes receivable, net                                   44,128        36,659
   Other noncurrent assets                                 35,586        29,457
                                                         --------      --------

     Total assets                                        $607,163      $533,746
                                                         ========      ========


                                                      December 3,       May 28,
                                                          1994           1994
                                                       -----------     ---------
                                                       (unaudited)     (audited)
 LIABILITIES & SHAREHOLDERS' EQUITY
 ----------------------------------

 CURRENT LIABILITIES:
     Current portion of long-term debt                   $    496      $    506
     Notes payable                                         61,728        48,911
     Accounts payable                                      39,974        42,121
     Accruals                                             106,235        86,187
                                                         --------       -------
       Total current liabilities                          208,433       177,725
                                                         --------       -------

 LONG-TERM DEBT, less current portion                      50,347        20,600

 OTHER LIABILITIES                                         44,684        39,096

 SHAREHOLDERS' EQUITY:
     Common stock $.20 par value                            4,953         4,918
     Additional paid-in capital                            20,173        16,649
     Retained earnings                                    282,121       279,161
     Cumulative translation adjustment                     (2,702)       (3,460)
     Unearned stock grant compensation                       (846)         (943)
                                                         --------       -------

       Total shareholders' equity                         303,699       296,325
                                                         --------       -------
       Total liabilities and
         shareholders' equity                            $607,163      $533,746
                                                         ========      ========

     See accompanying notes to condensed consolidated financial statements.

                              HERMAN MILLER, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                               Three Months Ended         Six Months Ended
                                                                               ------------------         ----------------

                                                                               Dec. 3,     Nov. 27,      Dec. 3,    Nov. 27,
                                                                               1994        1993          1994(1)    1993(2)
                                                                             --------    --------        -------    --------
NET SALES                                                                     $279,077      $241,822     $531,908     $463,388

COST AND EXPENSES:

    Cost of goods sold                                                         179,719       157,492      341,539      302,735
    Operating expenses                                                          81,714        67,340      159,527      130,527
    Restructuring charges                                                       15,500            --       15,500           --
    Interest expense                                                             1,280           317        2,270          744
    Other income, net                                                             (679)         (810)      (1,608)      (1,675)
                                                                               -------        ------      -------      -------
                                                                               277,534       224,339      517,228      432,331
                                                                               -------       -------      -------      -------

INCOME BEFORE TAXES ON INCOME                                                    1,543        17,483       14,680       31,057

PROVISION FOR TAXES ON INCOME                                                      100         6,300        5,300       12,400
                                                                               -------       -------       ------      -------

NET INCOME                                                                     $ 1,443       $11,183      $ 9,380      $18,657
                                                                               =======       =======      =======      =======
NET INCOME PER SHARE                                                           $   .06       $   .44      $   .38      $   .74
                                                                               =======       =======      =======      =======
DIVIDENDS PER SHARE OF COMMON STOCK                                            $   .13       $   .13      $   .26      $   .26
                                                                               =======       =======      =======      =======


See accompanying notes to condensed consolidated financial statements.

(1) Represents 27 weeks
(2) Represents 26 weeks

                             HERMAN MILLER, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF
                                  CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)

                                                                                            Six Months Ended
                                                                                            ----------------
                                                                                          Dec. 3,         Nov. 27,
                                                                                          1994(1)         1993(2)
                                                                                         ----------      -----------
                 CASH FLOWS FROM OPERATING ACTIVITIES:
                      Net income                                                        $  9,380          $ 18,657
                      Depreciation and amortization                                       19,574            16,891
                      Restructuring charges                                               15,500                --
                      Changes in current assets and liabilities                          (47,146)          (13,774)
                      Other, net                                                             572             3,933
                                                                                        --------           -------
                      Net cash provided (used for) by operating activities                (2,120)            25,707
                                                                                        --------           -------
                 CASH FLOWS FROM INVESTING ACTIVITIES:
                      Notes receivable repayments                                        184,058           189,556
                      Notes receivable issued                                           (192,267)         (197,210)
                      Capital expenditures                                               (25,596)          (18,236)
                      Other, net                                                         (10,665)           (1,139)
                                                                                        --------           -------
                      Net cash used for investing activities                             (44,470)          (27,029)
                                                                                        --------           -------
                 CASH FLOWS FROM FINANCING ACTIVITIES:
                      Net common stock issued                                              3,744             8,281
                      Net long-term debt borrowings (repayments)                          29,883               (57)
                      Net short-term debt borrowings                                      12,357             9,404
                      Dividends paid                                                      (6,397)           (6,534)
                      Common stock purchased and retired                                    (253)           (1,634)
                      Other, net                                                            (146)             (138)
                                                                                        --------           -------
                      Net cash provided by financing activities                           39,188             9,322
                                                                                        --------           -------
                 EFFECT OF EXCHANGE RATE
                      CHANGES ON CASH                                                        853             (376)
                                                                                        --------           -------
                 NET INCREASE (DECREASE) IN CASH AND
                      CASH EQUIVALENTS                                                    (6,549)            7,624

                 CASH AND CASH EQUIVALENTS
                      BEGINNING OF PERIOD                                                 22,701            16,531
                                                                                        --------           -------
                 CASH AND CASH EQUIVALENTS
                      AT END OF PERIOD                                                   $16,152           $24,155
                                                                                        ========           =======

     See accompanying notes to condensed consolidated financial statements.

                 (1) Represents 27 weeks
                 (2) Represents 26 weeks

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

RESTRUCTURING CHARGES

Included in the accompanying consolidated statements of income is a charge to account for the closure of the company's Fort Worth, Texas, and Dayton, New Jersey, manufacturing and logistics facilities prior to the relocation of their production activities to other U.S. Herman Miller facilities. In addition, the charge also included the costs associated with the discontinuance of wood casegoods manufacturing in the Sanford, North Carolina, facility, which will be converted to wood flat stock manufacturing. When fully implemented, these actions are expected to further improve customer responsiveness, increase production capacity, and enhance long-term profitability.

The $15.5 million charge consisted of lease abandonments ($6.8 million), termination benefits ($4.8 million), inventory and fixed asset write-offs ($2.7 million), and other exit costs associated with the restructuring ($1.2 million). Approximately 200 employees will be terminated as a result of the facility closings. As of December 3, 1994, no amounts were paid or charged against the $15.5 million accrued liability.

The closure of the facilities is expected to be substantially completed by the end of fiscal 1995. The wood casegoods manufacturing will be discontinued in early calendar 1995. After the activities covered by the charge are complete, Herman Miller's remaining U.S. plants will be consolidated or converted to meet growing needs for both (1) the more capital intensive core processes of wood (Zeeland, Michigan, and Sanford, North Carolina), foam molding (Holland, Michigan), steel fabrication (Stone Mountain, Georgia, and Spring Lake, Michigan), and (2) the customer-focused processes of final assembly (Rocklin, California; Roswell, Georgia; and West Michigan).

SUPPLEMENTAL CASH FLOW INFORMATION

Cash and cash equivalents include all highly liquid debt instruments purchased as part of the company's cash management function. Due to the short maturities of these items, the carrying amount approximates fair value.

Cash payments for income taxes and interest (in thousands) were as follows:

                                                                            Six Months Ended
                                                                     ------------------------------
                                                                     December 3,       November 27,
                                                                       1994               1993
                                                                     -----------       ---------
     Interest paid                                                      $2,154         $   729
     Income taxes paid                                                  $7,835         $13,506

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

The litigation is considered to be in an intermediate stage, and the company is defending its position vigorously. The company has requested a jury trial, which has been tentatively set for August 1995 by the court. The patents that are the source of controversy expired on or before December 1, 1994. Since 1991, the company has sold a system of enhanced electrical components on the majority of its product lines, both by number and dollar volume. Haworth has admitted the enhanced electrical components do not infringe the patents in suit. If Haworth were to be successful on its claims, the statute of limitation would bar recovery of any damages arising prior to January 1986.

In November 1985, Haworth filed a lawsuit against Steelcase, Inc., the industry's leader in market share, alleging violations of the same patents, and thus far has prevailed on the issue of liability. The litigation between Haworth and Steelcase currently is continuing on the issue of damages. The company's defenses are substantially different from those relied upon by Steelcase.

The company believes, based upon written opinion of counsel, that its products do not infringe Haworth's patents and that the company is more likely than not to prevail on the merits, although, as with all litigation, there can be no absolute assurance of success. At this time, management does not expect the ultimate resolution of this matter to have a material adverse effect on the companyGs consolidated financial position. However, the outcome of this matter is not subject to prediction with certainty.

REPORT OF MANAGEMENT

In the opinion of the company, the accompanying unaudited condensed consolidated financial statements taken as a whole contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the company as of December 3, 1994, and the results of its operations and cash flows for the six months then ended. Interim results are not necessarily indicative of results for a full year.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain significant factors which have affected the company's financial condition and earnings during the periods included in the accompanying condensed consolidated financial statements.

A.    Financial Summary

      A summary of the period-to-period changes is shown below. It should be noted that the six months ended December 3, 1994, contained 27 weeks. All amounts are increases (decreases) unless otherwise noted. Dollars are shown in thousands.


                                            Three Months                  Six Months
                                       ---------------------         ----------------------
                                            $               %              $           %
                                         -------          -----         -------      -----

NET SALES                                37,255           15.4          68,520       14.8

COST OF GOODS SOLD                       22,227           14.1          38,804       12.8

OPERATING EXPENSES                       14,374           21.3          29,000       22.2

RESTRUCTURING CHARGES                    15,500          100.0          15,500     100.00

INTEREST EXPENSE                            963          303.8           1,526      205.1

OTHER (INCOME) EXPENSE, NET                 131           16.2              57        3.5

INCOME BEFORE TAXES ON INCOME           (15,940)         (91.2)        (16,377)     (52.7)

PROVISION FOR TAXES ON INCOME            (6,200)         (98.4)         (7,100)     (57.3)

NET INCOME                               (9,740)         (87.1)         (9,277)     (49.7)

B.       Results of Operations

         Net sales increased $37.3 million, or 15.4 percent, over second quarter results a year ago. For the second three months of 1995, the company had net sales of $279.1 million, compared with net sales of $241.8 million in the second three months last year. For the first six months of 1995, the company had net sales of $531.9 million, compared to net sales of $463.4 million in the first six months last year.

         Net sales of $279.1 million for the second quarter were the highest recorded in any quarter of the company's history. The previous record of $252.8 million was achieved in the first quarter of fiscal 1995, which was a 14-week quarter versus the second quarter, which was a 13-week quarter. According to the most recent statistics of the Business and Institutional Furniture Manufacturers Association (BIFMA), United States office furniture sales for year-to-date calendar 1994 increased 8 percent over the same periods a year ago. This compares with the company's year-over-year United States net growth rates of 12.5 percent for the second quarter.

         Net sales of international operations and export sales from the United States in the second quarter ended December 3, 1994, totaled $52.4 million compared with $40.2 million last year. For the first six months of 1994, net sales of international operations and export sales from the United States were $88.8 million compared with $65.8 million last year.

         The backlog of unfilled orders at December 3, 1994, was $157.7 million compared with $140.7 million a year earlier, and $151.0 million at September 3, 1994.

         New orders received in the second quarter increased $35.3 million to $285.8 million, or 14.1 percent, when compared to the same period a year ago. New orders for the first six months increased $76.6 million to $551.0 million, or 16.2 percent, when compared to the first six months of fiscal 1994. New orders received in both the second quarter and the first six months were new records for any fiscal quarter and six-month period. The percentage increase in new orders for the second quarter and first half of fiscal 1995 indicate solid order formation, which has continued to-date in the third quarter.

         Gross margin increased to 35.6 percent during the second quarter of 1994, compared to a gross margin of 34.9 percent for the same period last year. The gross margin for the first six months increased to 35.8 percent of net sales compared with 34.7 percent in the prior year. Despite relative price stability, material costs increased in the second quarter because of higher aluminum, steel, and fabric prices. While these costs increased over both the first quarter of 1995 and the second quarter a year ago, the amount of increase in material prices experienced by the company was significantly less than the general level of price increases in these commodities which have been widely reported recently. Improved integration between Herman Miller and its supplier partners has helped to mitigate the adverse effects of material cost increases on overall gross margin.

        In addition, labor costs also were higher in the second quarter because of overtime associated with the higher unit volumes shipped. Manufacturing overheads declined during the period as a majority of these expenses are fixed over the relevant volume ranges experienced by the company.

        Operating expenses (excluding restructuring charges) were $81.7 million for the second quarter, an increase of $14.4 million, or 21.3 percent, over second quarter last year. Operating expenses (excluding restructuring charges) for the first six months of 1995 were $159.5 million, a $29.0 million increase over the $130.5 million operating expenses for the first six months of 1994. As a percent of net sales, operating expenses (excluding restructuring charges) were 30.0 and 28.2 for the first six months of the current and prior year, respectively. Just as in the case of the first quarter of fiscal 1995, the major components of this change were (1) a 3.5 percent year-over-year increase in compensation and benefits, (2) the continued assimilation of our recently acquired Mexican and German operations into the Herman Miller family of companies, (3) increased depreciation and amortization expense, principally associated with new processes and products and, most significantly and importantly, (4) the increased cost to develop and bring new products to market.


        As indicated in the first quarter, these new products, all of which are expected to be introduced in the next 12 months, are in the seating, European freestanding furniture, and health-care product areas. While augmenting (rather than obsoleting) the company's current offerings, these products (as those which preceded them in Herman Miller's tradition of product innovations) can be expected to help establish value and performance reference points in each of these areas. The company expects these products to be long lived and help gain additional market share over product life cycles of 10 or more years. In the more immediate time frame, management believes these new products will add 2 to 3 percent to its net sales for the fiscal year ending June 3, 1995, with the primary amounts coming in the current quarter and, more significantly, in the fourth quarter. Margin rates on these products are expected to be comparable to those of the company's existing product lines.

        The investment spending incurred in the second quarter and first half can be expected to continue at a slightly decreased rate during the remainder of the year as these new products advance to and through the research, design, and launch phases.

        The company incurred $15.5 million pretax restructuring charge in the United States for manufacturing and logistical restructuring. These charges reduced second quarter net income by $9.6 million, or $.39 per share. The production facility reconfiguration will enable the company to develop the capability to process and direct ship customer orders in their entirety rather than in stages (which requires additional warehousing and transportation between stages) as presently is the case. This simplification will save an estimated $.8 million in this fiscal year, $7 million in fiscal 1996, $10 million in fiscal 1997, and $20 million in fiscal 1998 when the entire process is fully implemented. These savings will take the following forms: (1) lower transportation and freight costs resulting from the regional assembly sites being able to optimize both freight loads and traveled distances,
        (2) customer direct shipping savings, which will minimize both the need for and amount of product packaging as well as the possibility of incorrect or damaged shipments, (3) improved inventory turns and smaller higher-cost finished goods inventories, and (4) further operational leverage of all indirect production and logistic costs.

        In addition, the company's unit production capacity will increase by approximately 40 percent upon completion of the project. The capital for machinery and equipment as well as additional facility space to implement this program is estimated at $40 million over the next four years. This amount will be spent as dictated by the company's customer demand-driven implementation rate which management projects as follows: $3 million this fiscal year, and $10 million, $14 million, and $13 million in fiscal years 1996-98, respectively.

        Interest expense increased $1.0 million over second quarter
        1994. Total interest bearing debt was $112.6 million at the end of the second quarter of fiscal 1995, compared with $48.8 million at November 27, 1993.

        Net other income decreased $.1 million over second quarter
        1994. For the first six months of 1995, net other income decreased to $1.6 million from $1.7 million in the prior year.

        Net income in foreign subsidiaries reduced the second quarter effective tax rate (before restructuring charges) to 35.2 percent versus 39.6 percent in the first quarter and 36.0 percent in the same period a year ago due to the use of net operating loss carryforwards. The company expects its tax rate for all of fiscal 1995 to be between 35 and 37 percent.

        Net income decreased to $1.4 million in the second quarter, compared to $11.2 million income for the same period last year. Net income for the first six months of 1995 was $9.4 million compared to $18.7 million for the same period last year. As previously discussed, the decrease in net income was primarily due to the $15.5 million pretax restructuring charges. These charges reduced second quarter net income by $9.6 million.

        The company's international operations and export sales from the United States for the second quarter resulted in a net loss of $.5 million compared with a net income of $1.5 million last year. The first six months loss increased $.4 million to a $1.3 million loss, compared with net loss of $.9 million for the same period last year.

        International results in the second quarter were reduced by lower sales and lower results in Canada and higher sales and lower results in Continental Europe and Mexico. Sales and profitability gains elsewhere, especially in Japan, offset these lower results. The United Kingdom resumed profitability in the second quarter, and has been profitable four of the last five consecutive quarters. Order entry for all of Europe improved over 50 percent during both the second quarter and first six months compared to the same periods a year ago. Total European backlog on December 3, 1994, was at a four-year high.

         The company is continuing to evaluate the adverse financial and operating effects of the devaluation of the Mexican peso, which began December 20, 1994. Because of the volatility of the peso since that time and the significant time remaining in the third quarter, management estimates of the negative effects of the peso devaluation cannot be made at this time.

C.       Financial Condition, Liquidity, and Capital Resources

         First Six Months FY 1995 versus First Six Months FY 1994

         Increased net sales and continued investment spending also significantly affected the balance sheet and statement of cash flows for the period ended December 3, 1994. The number of days sales in the sum of accounts receivable plus inventory increased to 91.9 days versus 84.8 days a year ago and 80.9 days at May 28, 1994. This increase primarily was due to an increased level of shipments during the month of November, which also resulted in a $28.4 million increase in cash used for working capital items during the quarter. This increased working capital cash use was the primary factor causing net cash provided by operating activities to reverse from $9.2 million and $25.7 million in the second quarter and first half of fiscal 1994, respectively, to net cash uses of $4.9 million and $2.1 million for the second quarter and first half of fiscal 1995, respectively.

         Overall asset utilization as measured by net sales per dollar of average assets improved to $1.92 during the second quarter and $1.86 for the first half, maintaining the improvement to $1.87 from $1.79 recorded for all of fiscal 1994. These figures compare with $1.68 five years ago. Effective and improving asset utilization continues to be a key competitive strength in the company's industry.

         Capital expenditures for the quarter were $13.8 and $25.6 million, respectively, for the second quarter and first half of fiscal 1995 versus $9.4 and $18.2 million, respectively, for the same periods a year ago. Capital items principally included expenditures for new internal processes and the new products described above. Accelerated work on new processes and new products has caused management to increase the company's projected capital expenditures for fiscal 1995 to $65 million.

         The second quarter year-over-year decrease of $14.1 million in cash provided by operating activities and the year-over-year increase in cash used for investing activities of $8.7 million caused an increase of $26.6 million in interest-bearing debt. Total interest-bearing debt increased to $112.6 million at December 3, 1994, which, in turn, increased interest expense for the quarter to $1.3 million and $2.3 million for the first half of fiscal 1995 compared with $.3 million in the second quarter a year ago and $.7 million for the first half of fiscal 1994. Management expects interest-bearing debt to remain in the range of $90-$110 million for the remainder of fiscal 1995.

         The second quarter continued the accelerated investment and capital spending begun in the fourth quarter of fiscal 1994. This strategy combines the financial strength the company has built during the past five years with its desire to continue to set distinctive reference points for products and services in its markets. Despite its retarding effect on the company's net income, management believes these investments are necessary in order to continue the process of building long-term value for its shareholders.

Part II

Item 6:   Exhibits and Reports on Form 8-K


1.       Exhibits

         See Exhibit Index

2.       Reports on Form 8-K

         No reports on Form 8-K were filed during the three months ended December 3, 1994.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

                                                            HERMAN MILLER, INC.



January 12, 1995                                             \s\ J. Kermit Campbell
                                                            -------------------------------------------------
                                                            J. Kermit Campbell
                                                            (President and
                                                            Chief Executive Officer)



January 12, 1995                                             \s\ James H. Bloem
                                                            --------------------------------------------------
                                                            James H. Bloem
                                                            (Vice President,
                                                            Chief Financial Officer,
                                                            and Principal Accounting Officer)

                                 *Exhibit Index


Exhibit
Number       Description
- -------      -----------
  11         Computations of earnings per common share.
  27         Financial Data Schedule (exhibit available upon request).