Form 10-Q
period 1995-03-04
MILLER HERMAN INC
filed 1995-04-17
CIK 66382

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q

  X           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

_____         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 4, 1995


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

                                                             Yes   X     No ____

Common Stock Outstanding at March 31, 1995--24,795,821.

The Exhibit Index appears at page 16.

                         HERMAN MILLER, INC. FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 4, 1995
                                     INDEX


                                                                                              Page No.
                                                                                              --------
Part I--Financial Information

      Condensed Consolidated Balance Sheets--
            March 4, 1995, and May 28, 1994                                                     3

      Condensed Consolidated Statements of Income--
            Three Months and Nine Months Ended March 4, 1995,
            and February 26, 1994                                                               4

      Condensed Consolidated Statements of Cash Flows--
            Nine Months Ended March 4, 1995
            and February 26, 1994                                                               5

      Notes to Condensed Consolidated Financial Statements                                      6-8

      Management's Discussion and Analysis of
            Financial Condition and Results of Operations                                       9-13

Part II--Other Information

      Exhibits and Reports on Form 8-K                                                          14

      Signatures                                                                                15

      Exhibit Index                                                                             16

                              HERMAN MILLER, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                             March 4,            May 28,
                                               1995                1994
                                            -----------        -----------
                                            (unaudited)         (audited)
  ASSETS
  ------

  CURRENT ASSETS:
        Cash and cash equivalents             $  22,589       $ 22,701

        Accounts receivable, net                161,721        121,564
        Inventories--
          Finished goods                         27,349         20,299

          Work in process                         9,785          6,183

          Raw materials                          37,375         33,331
                                              ---------       --------
            Total inventories                    74,509         59,813
                                              ---------       --------
        Prepaid expenses and other               30,724         24,590
                                              ---------       --------

            Total current assets                289,543        228,668
                                              ---------       --------

  PROPERTY AND EQUIPMENT, AT COST               497,988        454,894
        Less-accumulated depreciation           235,947        215,932
                                              ---------       --------
            Net property and equipment          262,041        238,962
                                              ---------       --------

  OTHER ASSETS:

        Notes receivable, net                    36,538         36,659
        Other noncurrent assets                  42,009         29,457
                                              ---------       --------

            Total assets                       $630,131       $533,746
                                              =========       ========


                                             March 4,            May 28,
                                               1995                1994
                                            -----------        -----------
                                            (unaudited)         (audited)

 LIABILITIES & SHAREHOLDERS' EQUITY
 ----------------------------------

 CURRENT LIABILITIES:
        Current maturities of long-term
          debt                                 $    466       $    506
        Notes payable                            91,085         48,911
        Accounts payable                         41,217         42,121
        Accruals                                 92,994         86,187
                                               --------       --------
         Total current liabilities              225,762        177,725
                                               --------       --------


LONG-TERM DEBT, less current maturities          50,254         20,600

OTHER LIABILITIES                                52,161         39,096

SHAREHOLDERS' EQUITY:
        Common stock $.20 par value               4,959          4,918
        Additional paid-in capital               20,788         16,649
        Retained earnings                       283,157        279,161
        Cumulative translation adjustment        (6,191)        (3,460)
        Unearned stock grant compensation          (759)          (943)
                                               --------       --------

         Total shareholders' equity             301,954        296,325
                                               --------       --------

         Total liabilities and
          shareholders' equity                 $630,131       $533,746
                                               ========       ========


    See accompanying notes to condensed consolidated financial statements.

                              HERMAN MILLER, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                 Three Months Ended        Nine Months Ended
                                                                                 ------------------        -----------------
                                                                              March 4,     Feb. 26,       March 4,     Feb. 26,
                                                                               1995         1994         1995(1)        1994(2)
                                                                             ---------    ---------      ---------    ---------
NET SALES                                                                     $259,950     $241,949     $791,858       $705,337

COST AND EXPENSES:

    Cost of goods sold                                                         171,069      157,791      512,608        460,526
    Operating expenses                                                          78,777       67,455      238,304        197,982
    Restructuring charges(3)                                                        --           --       15,500             --
    Interest expense                                                             2,053          342        4,323          1,086
    Other (income) expense, net                                                  1,492         (920)        (116)        (2,595)
                                                                             ---------    ---------    ---------      ---------
                                                                               253,391      224,668      770,619        656,999
                                                                             ---------    ---------    ---------      ---------

INCOME BEFORE TAXES ON INCOME                                                    6,559       17,281       21,239         48,338

PROVISION FOR TAXES ON INCOME                                                    2,300        6,100        7,600         18,500
                                                                             ---------    ---------    ---------      ---------

NET INCOME                                                                   $   4,259     $ 11,181     $ 13,639      $  29,838
                                                                             =========     ========     ========      =========

EARNINGS PER SHARE                                                           $     .17     $    .44     $    .55      $    1.18
                                                                             =========     ========     ========      =========

DIVIDENDS PER SHARE OF COMMON STOCK                                          $     .13     $    .13     $    .39      $     .39
                                                                             =========     ========     ========      =========

See accompanying notes to condensed consolidated financial statements.

(1) Represents 40 weeks
(2) Represents 39 weeks
(3) Restructuring charges were taken in the second quarter ended December 3, 1994. These charges had the effect of reducing net income by $9.6 million and earnings per share by $.39.

                              HERMAN MILLER, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF
                                   CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                          Nine Months Ended
                                                                                          -----------------
                                                                                     March 4,             Feb. 26,
                                                                                     1995(1)              1994(2)
                                                                                     --------             --------
        CASH FLOWS FROM OPERATING ACTIVITIES:
                 Net income                                                         $  13,639             $ 29,838
                 Depreciation and amortization                                         29,554               25,369
                 Restructuring charges                                                 15,500                   --
                 Other, net                                                           (58,939)              (5,286)
                                                                                    ---------             --------
                 Net cash provided by (used for) operating activities                    (246)              49,921
                                                                                    ---------             --------

        CASH FLOWS FROM INVESTING ACTIVITIES:
                 Notes receivable repayments                                          308,363              276,432
                 Notes receivable issued                                             (309,003)            (281,194)
                 Capital expenditures                                                 (43,660)             (27,491)
                 Other, net                                                           (17,521)             (14,086)
                                                                                    ---------             --------
                 Net cash used for investing activities                               (61,821)             (46,339)
                                                                                    ---------             --------

        CASH FLOWS FROM FINANCING ACTIVITIES:
                 Net common stock issued                                                4,362               11,046
                 Net long-term debt repayments                                         29,823                 (198)
                 Net short-term debt borrowings                                        40,480                9,509
                 Dividends paid                                                        (9,617)              (9,824)
                 Common stock purchased and retired                                      (253)              (7,020)
                 Other, net                                                              (210)                (207)
                                                                                    ---------             --------
                 Net cash provided by financing activities                             64,585                3,306
                                                                                    ---------             --------

        EFFECT OF EXCHANGE RATE
                 CHANGES ON CASH                                                       (2,630)                (780)
                                                                                    ---------             --------

        NET INCREASE IN CASH AND
                 CASH EQUIVALENTS                                                        (112)               6,108

        CASH AND CASH EQUIVALENTS,
                 BEGINNING OF PERIOD                                                   22,701               16,531
                                                                                    ---------             --------

        CASH AND CASH EQUIVALENTS,
                 END OF PERIOD                                                      $  22,589             $ 22,639
                                                                                    =========             ========

See accompanying notes to condensed consolidated financial statements.

(1) Represents 40 weeks
(2) Represents 39 weeks
                                      -5-

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

RESTRUCTURING CHARGES

Included in the accompanying consolidated statements of income is a $15.5 million pretax restructuring charge taken in the second quarter ended December 3, 1995, to account for the closure of the company's Fort Worth, Texas, and Dayton, New Jersey, manufacturing and logistics facilities prior to the relocation of their production activities to other U.S. Herman Miller facilities. In addition, the charge also included the costs associated with the closure of and discontinuance of wood casegoods manufacturing in the Sanford, North Carolina, facility and the transfer of products produced there to Geiger International of Atlanta, Georgia, a respected contract provider of quality wood casegoods. The restructuring charge reduced second quarter net income by $9.6 million, or $.39 per share.

The $15.5 million pretax restructuring charge consisted of facilities and equipment write-offs ($10.0 million), termination benefits ($4.5 million), and other exit costs associated with the restructuring ($1.0 million). Approximately 375 employees will be terminated as a result of the facility closings.

The closure of the Fort Worth, Dayton, and Sanford facilities is expected to be substantially completed by the end of fiscal 1995. After the activities covered by the charge are complete, Herman Miller's remaining U.S. plants will be consolidated or converted to meet growing needs for both (1) the more capital intensive core processes of wood (Zeeland, Michigan), foam molding (Holland, Michigan), steel fabrication (Stone Mountain, Georgia, and Spring Lake, Michigan), and (2) the customer-focused processes of final assembly (Rocklin, California; Roswell, Georgia; and West Michigan).

SUPPLEMENTAL CASH FLOW INFORMATION

Cash and cash equivalents include all highly liquid debt instruments purchased as part of the company's cash management function. Due to the short maturities of these items, the carrying amount approximates fair value.

Cash payments for income taxes and interest (in thousands) were as follows:

                                                                       Nine Months Ended
                                                                       -----------------
                                                                    March 4,          February 26,
                                                                     1995                 1994
                                                                   ---------          ------------
     Interest paid                                                $  4,156              $1,056
     Income taxes paid                                            $ 12,500              $9,450

CONTINGENCIES

1. On January 7, 1992, Haworth, Inc., filed a lawsuit in the U.S. District Court for the Northern District of Georgia, Atlanta Division, against Herman Miller, Inc., alleging that the electrical systems used in certain of the company's products infringes one or more of Haworth's patents. On December 9, 1992, the company's motion for change of venue was granted, and the lawsuit was transferred to the U.S. District Court for the Western District of Michigan (Southern Division).

      The litigation is considered to be in an intermediate stage, and the company is defending its position vigorously. The company has requested a jury trial, which tentatively has been set for August 1995 by the court. The patents that are the source of controversy expired on or before December 1, 1994. Since 1991, the company has sold a system of enhanced electrical components on the majority of its product lines, both by number and dollar volume. Haworth has admitted the enhanced electrical components do not infringe the patents in suit. If Haworth were to be successful on its claims, the statute of limitation would bar recovery of any damages arising prior to January 1986.

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

REPORT OF MANAGEMENT

In the opinion of the company, the accompanying unaudited condensed consolidated financial statements taken as a whole contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the company as of March 4, 1995, and the results of its operations and cash flows for the nine months then ended. Interim results are not necessarily indicative of results for a full year.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain significant factors which have affected the company's financial condition and earnings during the periods included in the accompanying condensed consolidated financial statements.

A.       Financial Summary

         A summary of the period-to-period changes is shown below. It should be noted that the nine months ended March 4, 1995, contained 40 weeks. All amounts are increases (decreases) unless otherwise noted. Dollars are shown in thousands.


                                                             Three Months                 Nine Months
                                                        -----------------------     ------------------------
                                                            $            %             $              %
                                                        ----------   ----------     ----------    ----------
        NET SALES                                        18,001          7.4         86,521          12.3

        COST OF GOODS SOLD                               13,278          8.4         52,082          11.3

        OPERATING EXPENSES                               11,322         16.8         40,322          20.4

        RESTRUCTURING CHARGES                                --           --         15,500         100.0

        INTEREST EXPENSE                                  1,711        500.3          3,237         298.1

        OTHER INCOME NET*                                 2,412        262.2          2,479          95.5

        INCOME BEFORE TAXES ON INCOME                   (10,722)       (62.0)       (27,099)        (56.1)

        PROVISION FOR TAXES ON INCOME                    (3,800)       (62.3)       (10,900)        (58.9)

        NET INCOME                                       (6,922)       (61.9)       (16,199)        (54.3)

* Represents a decrease (increase) in other income

B.       Results of Operations

         Net sales increased $18.0 million, or 7.4 percent, over third quarter results a year ago. For the third three months of 1995, the company had net sales of $260.0 million, compared with net sales of $241.9 million in the third three months last year. For the first nine months of 1995, the company had net sales of $791.9 million, compared to net sales of $705.3 million in the first nine months last year.

         According to the most recent statistics of the Business and Institutional Furniture Manufacturing Association (BIFMA),
         United States office furniture net sales for the latest twelve-month period increased approximately 10 percent over the same period a year ago. This compares with the company's year-over-year United States net sales growth rate of 12.3 percent for the first nine months.

         Net sales of international operations and export sales from the United States in the third quarter ended March 4, 1995, totaled $50.0 million compared with $35.5 million last year. For the first nine months of 1995, net sales of international operations and export sales from the United States were $138.8 million compared with $101.3 million last year.

         The backlog of unfilled orders at March 4, 1995, was $150.7 million compared with $115.2 million a year earlier, and $157.7 million at December 3, 1994.

         New orders received in the third quarter were $253.0 million, an increase of $36.6 million, or 16.9 percent, when compared to the same period a year ago. New orders for the first nine months were $804.0 million, an increase of $113.2 million, or 16.4 percent, when compared to the first nine months of fiscal 1994.

         Gross margin decreased to 34.2 percent during the third quarter of 1995, compared to a gross margin of 34.8 percent for the same period last year. The gross margin for the first nine months increased to 35.3 percent of net sales compared with 34.7 percent in the prior year. Material costs increased in the third quarter because of higher aluminum, steel, and fabric prices. While these costs increased over both the second quarter of 1995 and the third quarter a year ago, the amount of increase in material prices experienced by the company was significantly less than the general level of price increases in these commodities which have been widely reported recently. Improved integration between Herman Miller and its supplier partners has helped to mitigate the adverse effects of material cost increases on overall gross margin.

         In addition, labor costs also were higher in the third quarter because of overtime associated with the higher unit volumes shipped. Manufacturing overheads declined during the period as a majority of these expenses are fixed over the relevant volume ranges experienced by the company.

         Operating expenses, including design and research, were $78.8 million for the third quarter, an increase of $11.3 million, or 16.8 percent, over third quarter last year. $1.8 million pretax of this increase was to account for the cost to repair approximately 70,000 mechanical height adjustments on certain models of the Ergon 2 chair produced between March 1993 and September 1994. Affected dealers and customers are being contacted.

         Operating expenses for the first nine months of 1995 were $238.3 million (excluding restructuring charges), a $40.3 million increase, or 20.4 percent, over the $198.0 million operating expenses for the first nine months of 1994. As a percent of net sales, operating expenses (excluding restructuring charges) were 30.1 and 28.1 for the first nine months of the current and prior year, respectively. Just as in the case of the second quarter of fiscal 1995, the major components of this change were (1) a 3.5 percent year-over-year increase in compensation and benefits, (2) the continued assimilation of our recently acquired Mexican and German operations into the Herman Miller family of companies, (3) increased depreciation and amortization expense, principally associated with new processes and products and, most significantly and importantly, (4) the increased cost to develop and bring new products to market.

         As indicated in the second quarter, these new products, all of which are expected to be introduced in the next 12 months, are in the seating, European freestanding furniture, and health-care product areas. While augmenting (rather than obsoleting) the company's current offerings, these products (as those which preceded them in Herman Miller's tradition of product innovations) can be expected to help establish value and performance reference points in each of these areas. The company expects these products to be long lived and help gain additional market share over product life cycles of 10 or more years. In the more immediate time frame, management believes these new products will add 2 to 3 percent to its net sales for the fiscal year ending June 3, 1995, with the primary amounts coming in the current quarter and, more significantly, in the fourth quarter. Margin rates on these products are expected to be comparable to those of the company's existing product lines.

         The investment spending incurred in the third quarter and first nine months can be expected to continue at a slightly decreased rate during the remainder of the year and into the first quarter of fiscal 1996 as these new products advance to and through the research, design, and launch phases.

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

         In addition, the company's unit production capacity will increase by approximately 40 percent upon completion of the project. The capital for machinery and equipment as well as additional facility space to implement this program is estimated at $40 million over the next four years. This amount will be spent as dictated by the company's customer demand-driven implementation rate which management projects as follows: $.5 million this fiscal year, and $10 million, $14 million, and $15.5 million in fiscal years 1996-98, respectively.

         Interest expense increased $1.7 million over third quarter 1994 and $3.2 million for the first nine months of 1995 compared with the first nine months of 1994. Total interest bearing debt was $141.8 million at the end of the third quarter of fiscal 1995, compared with $48.9 million at February 26, 1994, and $70.0 million at May 28, 1994.

         Net other income decreased $2.4 million over third quarter 1994. For the first nine months of 1995, net other income decreased $2.5 million to net other income $.1 million from net other income $2.6 million in the prior year.

         The effective tax rate was 35.8 percent for the first nine months of 1995, compared with 38.3 percent for the same period last year.
         The effective tax rate decreased for the first nine months due to the use of net operating loss carryforwards. The company expects its tax rate for all of fiscal 1995 to be between 35 and 37 percent.

         Net income decreased to $4.3 million in the third quarter, compared to $11.2 million income for the same period last year. Net income for the first nine months of 1995 was $13.6 million compared to $29.8 million for the same period last year. As previously discussed the decrease in net income was primarily due to the $15.5 million pretax restructuring charges.

         Net loss from the company's international operations and export sales from the United States for the third quarter increased to net loss of $2.5 million compared with a net loss of $.4 million last year. The first nine months increased $2.6 million to a $3.8 million loss, compared with net loss of $1.2 million for the same period last year.

         International results were down $2.1 million over the same period a year ago. $1.8 million of this difference was exchange rate related. The devaluation of the Mexican peso lowered Other Income by $2.8 million pretax. This amount was the result of the peso-dollar rate falling from 3.4 on December 19, 1994, to 6.3 on March 4, 1995. Despite this 46 percent devaluation in an approximately 75-day period, Herman Miller Mexico reported an operating profit for the quarter because of rapid and significant cost cutting during the period. If the Mexican peso continues to devalue against the U.S. dollar, further adverse effects can be expected. All other currency fluctuations against the U.S. dollar reduced net income by an additional $.2 million.

         The remaining difference in international results in the third quarter were attributable to lower sales and lower results in Canada, Australia, and Continental Europe which were not fully offset by solid gains in Japan, the United Kingdom, and East Asia over third quarter year-ago levels.

C.       Financial Condition, Liquidity, and Capital Resources

         First Nine Months FY 1995 versus First Nine Months FY 1994


         Increased net sales and continued investment spending also significantly affected the balance sheet and statement of cash flows for the period ended March 4, 1995. The number of days sales in the sum of accounts receivable plus inventory increased to 94.4 days versus 80.1 days a year ago and 80.9 days at May 28, 1994. This increase primarily was due to an increased level of shipments in February. Cash used for working capital items during the third quarter and first nine months of fiscal 1995 increased by $26.6 million and $77.8 million, respectively. These increased working capital cash uses were the primary factor causing net cash provided by operating activities to decrease significantly from $24.2 million and $49.9 million in the third quarter and first nine months of fiscal 1994, respectively, to net cash provided of $1.9 million and net cash used of $.2 million for the third quarter and first nine months of fiscal 1995, respectively.

         Capital expenditures were $18.1 million and $43.7 million, respectively, for the third quarter and first nine months of fiscal 1995 versus $9.3 million and $27.5 million, respectively, for the same periods a year ago. Capital items principally included expenditures for new internal processes and the new products described above. Accelerated work on new processes and new products has caused us to increase projected capital expenditures for fiscal 1995 to $65.0 million.

         The nine months year-over-year decrease of $50.1 million in cash provided by operating activities and the same period year-over-year increase in cash used for investing activities of $15.5 million were the primary factors causing an increase of $92.9 million in interest-bearing debt during the past 12 months. Total interest-bearing debt increased to $141.8 million at March 4, 1995, which, in turn, increased interest expense for the quarter to $2.1 million and $4.3 million for the first nine months of fiscal 1995 compared with $.3 million in the third quarter a year ago and $1.1 million for the first nine months of fiscal 1994. The increase in interest-bearing debt decreased net income by $.05 and $.09 per share, respectively, in the third quarter and first nine months. We expect interest-bearing debt to remain in the range of $140-$150 million for the remainder of fiscal 1995.

         The third quarter continued the accelerated investment and capital spending begun in the fourth quarter of fiscal 1994. This strategy combines the financial strength the company has built during the past five years with its desire to continue to set distinctive reference points for products and services in its markets. Despite its retarding effect on the company's net income, management believes these investments are necessary in order to continue the process of building long-term value for its shareholders.

         Part II

         Item 6:  Exhibits and Reports on Form 8-K

         1.       Exhibits

                  See Exhibit Index

         2.       Reports on Form 8-K

                  No reports on Form 8-K were filed during the three months ended March 4, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

                                                        HERMAN MILLER, INC.



April 13, 1995                                          /s/ J. Kermit Campbell
                                                        ------------------------
                                                        J. Kermit Campbell
                                                        (President and
                                                        Chief Executive Officer)



April 13, 1995                                          /s/ James H. Bloem
                                                        -----------------------
                                                        James H. Bloem
                                                        (Vice President, Chief
                                                        Financial Officer, and
                                                        Principal Accounting
                                                        Officer)

                                Exhibit Index

(11)     Computations of earnings per common share.
(27)     Financial Data Schedule (exhibit available upon request).