Form 10-K
period 1995-06-03
MILLER HERMAN INC
filed 1995-08-23
CIK 66382

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                  FORM 10-K

  X      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

_____    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended June 3, 1995                    Commission File No. 0-5813

                             Herman Miller, Inc.
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Michigan                                  38-0837640
           -------------                            ----------------
   (State or other jurisdiction                   (I.R.S. Employer
of incorporation or organization)                 Identification No.)

       855 East Main Avenue
            PO Box 302
         Zeeland, Michigan                             49464-0302
     -------------------------                      ----------------
       (Address of principal                           (Zip Code)
        executive offices)

Registrant's telephone number, including area code: (616) 654 3000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to
    Section 12(g) of the Act:                      Common Stock, $.20 Par Value
                                                   ----------------------------
                                                          (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X. No ____.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

The aggregate market value of the voting stock held by "nonaffiliates" of the registrant (for this purpose only, the affiliates of the registrant have been assumed to be the executive officers and directors of the registrant and their associates) as of August 7, 1995, was approximately $631,891,425 (based on $25.000 per share which was the closing sale price in the over-the-counter market as reported by NASDAQ).

The number of shares outstanding of the registrant's common stock, as of August 7, 1995: Common stock, $.20 par value-24,934,135 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on October 5, 1995, are incorporated into Part III of this report.

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

(b)  Financial Information About Industry Segments

A dominant portion (more than 90 percent) of the company's operations is in a single industry segment - the design, manufacture, and sale of office furniture systems and furniture, and related products and services. Accordingly, no separate industry segment information is presented.

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

The company is a leader in design and development of furniture and furniture systems. This leadership is exemplified by the innovative concepts introduced by the company in its modular systems known as Action Office(R), Co/Struc(R), and Ethospace(R). Action Office, the company's series of three freestanding office partition and furnishing systems, is believed to be the first such system to be introduced and nationally marketed and as such popularized the "open plan" approach to office space utilization. Co/Struc is a unique system for storing and handling materials and supplies within health-care facilities and laboratories. Ethospace interiors is a system of movable full- and partial-height walls, with panels and individual wall segments that interchangeably attach to wall framework. It includes wall-attached work surfaces and storage/display units, electrical distribution, lighting, organizing tools, and freestanding components. The company also offers a broad array of seating (including Aeron (TM), Equa(R) and Ergon(R) office chairs), storage (including Meridian filing products), and freestanding furniture products.

The company's products are marketed worldwide by its own sales staff. These sales persons work with dealers, the design and architectural community, as well as directly with end users. Seeking and strengthening the various distribution channels within the marketplace is a major focus of the company. Independent dealerships concentrate on the sale of Herman Miller products and a few complementary product lines of other manufacturers. Approximately 83.2 percent of the company's sales (in the fiscal year ended June 3, 1995) were made to or through independent dealers. The remaining sales (16.8 percent) were made directly to end-users, including federal, state, and local governments, and several major corporations.

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

                                                          Year Ended
                                    ----------------------------------------------------------------
                                        June 3,              May 28,               May 29,
                                         1995                 1994                  1993
                                    --------------       ---------------         ------------
                                    Net          % of       Net         % of       Net          % of
                                    Sales       Total       Sales      Total       Sales       Total
                                    -----       -----       -----      -----       -----       -----

Office/Institution Environments   1,051.9        97.1      $922.1       96.7      $824.2        96.3

Other (1)                            31.2         2.9        31.1        3.3        31.5         3.7
                                  -------      ------     -------    -------      ------       -----

  Total                          $1,083.1       100.0      $953.2      100.0      $855.7       100.0
                                 ========       =====      ======     ======      ======       =====

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

Patents, Trademarks, Licenses, Etc.

The company has approximately 180 active United States utility patents on various components used in its products and systems and approximately 147 active United States design patents. Many of the inventions covered by the United States patents also have been patented in a number of foreign countries.
Various trademarks, including the name and style "Herman Miller," and the "   "
trademark, are registered in the United States and certain foreign countries. The company does not believe that any material part of its business is dependent on the continued availability of any one or all of its patents or trademarks, or that its business would be materially adversely affected by the loss of any thereof except the "Herman Miller," "Action Office," "Aeron," "Co/Struc," "Ergon," "Equa," "Ethospace," (and " ") trademarks.

Seasonal Nature of Business

The company does not consider its business to be seasonal in nature.

Working Capital Practices

The company does not believe that it or the industry in general has any special practices or special conditions affecting working capital items that are significant for an understanding of the company's business.

Customer Base

No single dealer accounted for more than 3.4 percent of the company's net sales in the fiscal year ended June 3, 1995. For fiscal 1995, the largest single end-user customer accounted for approximately 8.6 percent of the company's net sales with the 10 largest of such customers accounting for approximately 16.3 percent of the company's sales. The company does not believe that its business is dependent on any single or small number of customers, the loss of which would have a materially adverse effect upon the company.

Backlog of Orders

As of June 3, 1995, the company's backlog of unfilled orders was $169.8 million. At May 28, 1994, the company's backlog totalled $138.6 million. It is expected that substantially all the orders forming the backlog at June 3, 1995, will be filled during the current fiscal year. Many orders received by the company are filled from existing raw material inventories and are reflected in the backlog for only a short period while other orders specify delayed shipments and are carried in the backlog for up to one year. Accordingly, the amount of the backlog at any particular time is not necessarily indicative of the level of net sales for a particular succeeding period.

Government Contracts

Other than standard price reduction and other provisions contained in contracts with the United States government, the company does not believe that any significant portion of its business is subject to material renegotiation of profits or termination of contracts or subcontracts at the election of various government entities.

Competition

All aspects of the company's business are highly competitive. The principal methods of competition utilized by the company include design, product and service quality, speed of delivery, and product pricing. The company believes that it is the second largest office furniture manufacturer in the United States. However, in several of the markets served by the company, it competes with over 400 smaller companies and with several manufacturers that have significantly greater resources and sales. Price competition intensified during the past several years and especially in the first half of fiscal 1993. However, price competition has remained stable from 1994 through 1995. Prior to 1994, the company's gross profit margin declined due to price competition. Through manufacturing productivity gains, and improved purchasing procedures, the company has been able to partially offset the effects of price discounting on its gross margin.

Research, Design and Development

One of the competitive strengths of the company is its research, design and development programs. Accordingly, the company believes that its research and design activities are of significant importance. Through research, the company seeks to define and clarify customer needs and problems and to design, through innovation where feasible, products and services as solutions to these customer needs and problems. The company utilizes both internal and independent research and design resources. Exclusive of royalty payments, approximately $31.3 million, $26.7 million, and $22.4 million was spent by the company on design and research activities in 1995, 1994, and 1993, respectively. Royalties are paid to designers of the company's products as the products are sold and are not considered research and development expenditures.

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

Human Resources

The company considers another of its major competitive strengths to be its human resources. The company stresses individual employee participation and incentives, and believes that this emphasis has helped to attract and retain a capable work force. The company has a human resources group to provide employee recruitment, education and development, and compensation planning and counseling. There have been no work stoppages or labor disputes in the company's history, and its relations with its employees are considered good. Approximately 593 of the company's employees are represented by collective bargaining agents, most of whom are employees of its Integrated Metal Technology, Inc., and Herman Miller, Limited (U.K.) subsidiaries. As such, these subsidiaries are parties to collective bargaining agreements with these employees.

As of June 3, 1995, the company employed 6,650 full-time and 614 part-time employees, representing a 11.9 percent increase in full-time employees and a
9.8 percent decrease in part-time employees compared with May 28, 1994. In addition to its employee work force, the company uses purchased labor to meet uneven demand in its manufacturing operations. Throughout the course of the year the use of purchased labor increased by 4.1 percent.

During 1995, the company recorded restructuring changes which included termination benefits for employment reductions. Approximately 224 employees were terminated or took voluntary early retirement as of June 3, 1995. The remaining 311 employees affected by the restructuring were terminated after year end.

Additional information with respect to the restructuring charges appears in the note "Restructuring Charges" of the Notes to Consolidated Financial Statement set forth on page 16.

(d)  Information About International Operations

The company's sales in international markets primarily are made to office/institution customers. Foreign sales mostly consist of office furniture products such as Ethospace and Action Office systems, seating, and storage products. The company segments its internal operations into the following major markets: Canada, Europe, Latin America, and the Asia/Pacific region. In certain other foreign markets, the company's products are offered through licensing of foreign manufacturers on a royalty basis.

At the present time, the company's products sold in international markets are manufactured by wholly owned subsidiaries in the United States, United Kingdom, Mexico, Germany, Italy, and Japan. Sales are made through wholly owned subsidiaries in Australia, Canada, France, Germany, Italy, Japan, Mexico, the Netherlands, and the United Kingdom. The company's products are offered in the Middle East through dealers.

In several other countries, the company licenses manufacturing and selling rights. Historically, these licensing arrangements have not required a significant investment of funds or personnel by the company, and, in the aggregate, have not produced a material net income for the company.

Additional information with respect to operations by geographic area appears in the note "Segment Information" of the Notes to Consolidated Financial Statements set forth on page 33. Fluctuating exchange rates and factors beyond the control of the company, such as tariff and foreign economic policies, may affect future results of international operations.

Item 2  PROPERTIES

The company owns or leases facilities which are located throughout the United States and several foreign countries, including Canada, France, Germany, Japan, Mexico, the Netherlands, and the United Kingdom. The location, square footage, and use of the most significant facilities at June 3, 1995, were as follows:


Location
--------
                                   Square
Owned Locations                    Footage                  Use
---------------                    -------          -----------------------
Zeeland, Michigan                  749,000          Manufacturing, Warehouse, and Office
Spring Lake, Michigan              624,100          Manufacturing, Warehouse, and Office
Holland, Michigan                  355,000          Distribution and Warehouse
Rocklin, California                343,600          Manufacturing and Warehouse
Roswell, Georgia                   220,000          Manufacturing and Warehouse
Holland, Michigan                  216,700          Design Center
Holland, Michigan                  200,000          Manufacturing and Warehouse
Grandville, Michigan               214,800          Manufacturing, Warehouse, and Office

Leased Locations

Zeeland, Michigan                  423,200          Manufacturing, Warehouse, and Office
Chippenham, England, U.K.          104,900          Manufacturing and Warehouse
Stone Mountain, Georgia             84,500          Manufacturing and Warehouse
Mexico City, Mexico                 59,400          Manufacturing, Warehouse, and Office

The company also maintains showrooms or sales offices near most major metropolitan areas throughout North America, Europe, the Middle East, Asia/Pacific, and South America. The company considers its existing facilities to be in excellent condition, efficiently utilized, well suited, and adequate for its design, production, distribution, and selling requirements.

Item 3  PENDING LEGAL PROCEEDINGS

On January 7, 1992, Haworth, Inc. ("Haworth") filed a lawsuit against the company, alleging that the electrical systems used in certain of the company's products infringe one or more of Haworth's patents. Discovery in this proceeding, which is pending in the U.S. District Court for the Western District of Michigan (Southern Division), is substantially complete. The company has requested a jury trial, which has been tentatively set by the court for the August 1995 trial calendar. Based on the prevailing facts and the nature of the proceedings, the company believes that it is more likely than not that the litigation will proceed to trial.

All the patents which are the source of controversy expired prior to December 1, 1994. Since 1991, the company has sold a system of enhanced electrical components on the majority of its product lines, both by number and dollar volume. Haworth has admitted the enhanced electrical components do not infringe the patents in suit. If Haworth were to be successful on its claims, the statute of limitations would bar recovery of any damages arising prior to January 1986.

In November 1985, Haworth filed a lawsuit against Steelcase, Inc., ("Steelcase") the industry's leader in market share, alleging violations of the same patents, and has prevailed on the issue of liability. The litigation between Haworth and Steelcase currently is continuing on the issue of damages. The company's defenses are substantially different from those relied upon by Steelcase.

The company continues to defend its position vigorously and has established a reserve of $12.0 million as of June 3, 1995, that management believes will be adequate to defray the costs of litigation. The company believes, based upon written opinion of counsel, that its products do not infringe Haworth's patents and that the company is more likely than not to prevail on the merits.

At this time, management does not expect the ultimate resolution of this matter to have a material adverse effect on the company's consolidated financial position. However, the outcome of this matter is not subject to prediction with certainty.

Item 4  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended June 3, 1995.

ADDITIONAL ITEM: EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information relating to Executive Officers of the company is as follows:

                                        Year Elected an           Position with
Name                              Age   Executive Officer         the Company
----                              ---   -----------------         -----------

Hansjorg Broser                   54          1992                Vice President and President,
                                                                  Herman Miller Europe

James E. Christenson              48          1989                Vice President, General Counsel, and Secretary, and Vice
                                                                  President of Latin America

Mark L. Groulx                    39          1995                Vice President of Operations

Andrew C. McGregor                45          1988                Vice President and General Manager of North American Sales,
                                                                  Marketing, and Distribution

Gary S. Miller                    46          1984                Senior Vice President for Design and Development

Richard H. Ruch                   65          1969                Chairman of the Board of Directors (1)

Michael A. Volkema                39          1995                President and Chief Executive Officer

(1)  Director of the company and not an employee

                                                PART II

Item 5   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
SHAREHOLDER MATTERS

Share Price, Earnings, and Dividends Summary

Herman Miller, Inc., common stock is quoted in the NASDAQ-National Market System (NASDAQ-NMS Symbol: MLHR). As of August 7, 1995, there were approximately 11,000 shareholders of the company's common stock.

                                 Market          Market         Market        Per         Per
                                 Price           Price          Price         Share       Share
Per Share and Unaudited          High            Low            Close         Earnings    Dividends
-----------------------          ----            ---            -----         --------    ---------
Year Ended June 3, 1995
First quarter                     29.375           23.500        24.000         .32            .13
Second quarter                    26.750           23.375        25.188         .06(1)         .13
Third quarter                     26.500           19.750        22.500         .17            .13
Fourth quarter                    25.000           19.250        21.688        (.37)(2)        .13
Year                              29.375           19.250        21.688         .18            .52

Year Ended May 28, 1994
First quarter                     29.875           25.000        28.000          .30          .13
Second quarter                    31.000           24.750        29.250          .44          .13
Third quarter                     35.000           27.125        34.625          .44          .13
Fourth quarter                    34.750           23.750        24.875          .42          .13
Year                              35.000           23.750        24.875         1.60          .52

(1) Includes $15.5 million of pretax charges which decreased net income by $9.6 million, or $.39 per share.
(2) Includes $28.4 million of pretax charges, including restructuring charges of $16.4 million and other charges of $12.0 million. These charges decreased net income by $18.5 million, or $.74 per share.

Item 6 SELECTED FINANCIAL DATA

REVIEW OF OPERATIONS


In Thousands Except Per Share Data                     1995        1994         1993        1992        1991
                                                       ----        ----         ----        ----        ----
OPERATING RESULTS
Net Sales                                         $1,083,050    $953,200     $855,673     $804,675     $878,732
Gross Margin                                         378,269     337,138      298,501      277,076      314,159
Gross Margin Percent                                    34.9        35.4         34.9         34.4         35.8
Operating Income (1,2,3,5)                             9,066      61,798       43,769        1,989       39,206
Design and Research Expense                           33,682      30,151       24,513       20,725       23,212
Income (Loss) Before Income Taxes (1,2,3,5)            4,039      63,473       42,354         (988)      33,159
Net Income (Loss) (1,2,3,4,5)                          4,339      40,373       22,054      (14,145)      14,059
After-Tax Return on Net Sales (Percent; 1,2,3,4,5)        .4         4.2          2.6         (1.8)         1.6
After-Tax Return on Average
   Assets (Percent, 1,2,3,4,5)                            .7         7.9          4.6         (2.9)         2.7
After-Tax Return on Average
   Equity (Percent, 1,2,3,4,5)                           1.5        13.9          7.8         (4.8)         4.5
Cash Flow from Operating Activities                   29,861      69,764       82,588       77,000       86,393
Capital Expenditures                                  63,359      40,347       43,387       32,024       32,609
Depreciation and Amortization                         39,732      33,207       31,600       30,473       32,761

COMMON SHARE DATA
Earnings per Share (1,2,3,4,5)                           .18        1.60          .88         (.56)         .55
Cash Dividends Declared per Share                        .52         .52          .52          .52          .52
Common Stock Repurchased                                $732     $25,363     $  8,155      $10,445       $4,690
Cash Dividends Paid                                   12,868      13,098       13,002       13,113       13,326
Common Stock Repurchased plus
    Cash Dividends Paid                               13,600      38,461       21,157       23,558       18,016
Average Shares and Equivalents Outstanding            24,792      25,255       24,993       25,163       25,685
Book Value per Share at Year-End                       11.57       11.73        11.36        11.14        12.33
Market Price per Share at Year-End                     21.69      24.875       25.625       19.000       20.125

FINANCIAL CONDITION
Total Assets                                         659,012     533,746      484,342      471,268      492,947
Working Capital                                       39,575      50,943       62,711       66,545      113,980
Current Ratio                                           1.15        1.29         1.43         1.48         2.06
Interest-Bearing Debt                                144,188      70,017       39,877       53,975       75,693
Long-Term Debt, less current portion                  60,145      20,600       21,128       29,445       54,720
Shareholders' Equity                                 286,915     296,325      283,942      280,082      314,782
Total Capital                                        347,060     316,925      305,070      309,527      369,502
Percent Long-Term Debt,less current portion             17.3         6.5          6.9          9.5         14.8
    to Total Capital
Interest Expense                                       6,299       1,828        2,089        6,879       10,260
Interest Coverage Times (1,2,3,4,5)                      1.6        35.7         21.3           .9          4.2

(1) Includes $43.9 million of pretax charges, including restructuring charges of $31.9 million, and other charges of $12.0 million in 1995. These charges decreased net income by $28.1 million, or $1.13 per share.
(2) Includes $30.2 million of pretax charges, including restructuring charges of $25.0 million, and other charges of $5.2 million in 1992. These charges decreased net income by $20.6 million, or $.82 per share.
(3) Includes $25.9 million of pretax charges, including wood casegoods restructuring charge of $18.6 million and other pretax charges of $7.3 million in 1991. These charges decreased net income by $22.9 million, or $.89 per share.
(4) Includes cumulative effect of change in accounting principle of $8.0 million after-tax expense ($.31 per share) in 1992 and $3.3 million after-tax income ($.13 per share) in 1989.
(5) Includes loss on extinguishment of long-term debt of $2.7 million, or $.11 per share in 1992.

Item 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
NET SALES For the first time in the company's history, net sales exceeded $1.0 billion in 1995. The new record, $1.08 billion, was an increase of $129.9 million, or 13.6 percent. Net sales increased 11.4 percent ($97.5 million) in 1994 and 6.3 percent ($51.0 million) in 1993. The increases were primarily due to higher unit volumes. The 1995 results reflect the early success of the company's new seating line--Aeron chairs--and strong growth in our domestic and international subsidiaries.

The company's share of the United States market grew over the past three years as its revenue growth outpaced the industry. The Business and Institutional Furniture Manufacturers Association ("BIFMA"), the United States office furniture trade association, reported that United States industry sales increased approximately 8.0 percent, 7.0 percent, and 7.7 percent in the past three calendar years. This compares to the company's United States sales which increased 10.1 percent, 10.6 percent, and 7.9 percent for fiscal years 1995, 1994, and 1993, respectively.

Net sales of international operations and export sales from the United States increased 33.8 percent in 1995, 16.0 percent in 1994, and decreased 2.0 percent in 1993. Net sales for each of the three years were $188.6 million, $141.0 million, and $121.5 million, respectively. Industry measures for international market growth are either not as comprehensive as BIFMA's measures of the United States market or are not available so as to permit meaningful comparisons. However, based on anecdotal evidence, the company believes it increased its share of the international market in 1995. The increase in 1995 includes $26.0 million attributed to acquisitions in Germany and Mexico. Excluding the impact of acquisitions, net sales increased over 30 percent in Asia/Pacific and 20 percent in Europe. The increase in 1994 was primarily due to unit volume. The decrease in 1993 ($2.5 million) primarily was due to changes in foreign exchange rates. Changes in the rate of exchange between the United States dollar and other currencies decreased net sales $8.6 million, $5.5 million, and $2.9 million in 1995, 1994, and 1993, respectively.

New orders for 1995 were a record $1.1 billion, which was an increase of 15.8 percent over 1994. This compares with increases in new orders of 10.7 percent and 7.5 percent in 1994 and 1993. The backlog of unfilled orders on June 3, 1995, was $169.8 million, compared with $138.6 million on May 28, 1994, and $129.8 million on May 29, 1993.

GROSS MARGIN The company's gross margin percentage was 34.9 percent of net sales in 1995, compared with 35.4 percent of net sales in 1994, and 34.9 percent of net sales in 1993. The company's gross margin percentage declined from 36.0 percent in the first quarter to 34.0 percent in the fourth quarter of 1995. This decline is primarily attributable to material cost increases which have increased by 3.4 percent of sales since the first quarter. The increases were partially offset by increased unit volume which leveraged fixed overhead. Price stability continued through 1995. The company does not expect to see increased material costs of this magnitude in 1996. In addition, the company will also begin to realize the positive impact of the plant closings announced in November 1994, which will result in significant improvements in manufacturing overheads. The .5 percent improvement in 1994 gross margin was due to reduced overhead spending and increased volume which leveraged fixed overhead. Price stability during 1994 also contributed to the gross margin improvement. The .5 percent improvement in 1993 gross margin primarily was due to the inclusion of additional inventory reserves of $3.6 million in 1992.

During 1993, the company continued to experience increased price discounting, which was offset partially by cost savings on materials.

OPERATING EXPENSES Selling, general, and administrative expenses were $303.6 million (28.0 percent of net sales), $245.2 million (25.7 percent of net sales), and $230.2 million (26.9 percent of net sales), in 1995, 1994, and 1993, respectively. The increase in 1995 was due to a $12.0 million charge recorded for patent litigation, a 3.5 percent year over year increase in compensation and benefits, and increased depreciation and amortization expense. The decrease in 1994, as a percent of net sales, primarily was due to higher net sales. The increase in total operating expenses in fiscal 1994 primarily was attributable to increases in both compensation ($5.2 million, primarily incentive based) and related benefits ($1.4 million, primarily defined benefit plan and health-care expenses), the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ($.8 million of the total $1.7 million cumulative effect), and the addition of Mexican operations effective January 1, 1994 ($4.3 million). The decrease in operating expenses in 1993 as a percent of net sales primarily was due to higher net sales, since total operating expenses increased only $.8 million, or .4 percent. The modest increase in total operating expenses in fiscal 1993 primarily was attributable to a lower fixed cost structure resulting from the previous year's restructuring charges ($3.6 million) and lower provisions for uncollectible accounts and notes receivable ($4.1 million), offset by increases in both compensation ($4.9 million, primarily incentive based) and related benefits ($3.6 million, primarily defined benefit plan and health-care expenses).

Design and research expenses were $33.7 million in 1995, compared with $30.2 million in 1994, and $24.5 million in 1993. As a percentage of net sales, design and research expenses were 3.1 in 1995, 3.2 in 1994, and 2.9 in 1993. This percentage compares with the industry-wide rate of approximately 1.6 percent of net sales reported by BIFMA for calendar 1994. The 11.7 percent increase in 1995 was primarily due to increased costs to develop new products. The company introduced the Aeron(TM) chair in 1995 and developed or enhanced three additional chairs during 1995. The 23.3 percent increase in research and design expense for fiscal 1994 supported several new products which were developed.

Total operating expenses (excluding restructuring charges) as a percentage of net sales were 31.1 percent, 28.9 percent, and 29.8 percent in each of the three years. The company believes a lower operating expense ratio is key to future profitability. The management team is focused on this goal and the actions described under the heading "Restructuring Charges" are a significant first step. Additional reductions will come through leveraging fixed costs and improvements in systematic processes.

RESTRUCTURING CHARGES In 1995, the company recorded restructuring charges of $31.9 million. These charges included $15.5 million of pretax charges in the United States for manufacturing and logistical restructuring which included closing facilities in Texas, New Jersey, and North Carolina. The production facility reconfiguration will enable the company to develop the capability to process and direct ship customer orders in their entirety, rather than in stages (which requires additional warehousing and transportation between stages), as presently is the case. This simplification will save an estimated $7 million in fiscal 1996, $10 million in fiscal 1997, and $20 million in fiscal 1998, when the entire process is fully implemented. These savings will take the following forms: (1) lower transportation and freight costs resulting from the regional assembly sites being able to optimize both freight loads and traveled distances, (2) customer direct shipping savings, which will minimize both the need for and amount of product packaging as well as the possibility of incorrect or damaged shipments, (3) improved inventory turns and smaller higher-cost finished goods inventories, and (4) further operational leverage of all indirect production and logistic costs. In addition, the company's unit production capacity will increase by approximately 40 percent upon completion of the project. The capital for machinery and equipment as well as additional facility space to implement this program is estimated at $40 million over the next four years. This amount will be spent as dictated by the company's customer demand-driven implementation rate which management projects as follows: $10 million in 1996, $14 million in 1997, and $16 million in 1998.

The North Carolina facility had produced wood casegood product lines. The manufacture of certain of these products was transferred to Geiger International of Atlanta, Georgia, a respected contract provider of quality wood casegoods.

The remaining restructuring charge of $16.4 million pretax occurred in the United States for reductions in employment and the discontinuation of a product development program at the company's health-care subsidiary, Milcare. This major realignment, which was completed in July 1995, was necessary to enable the company to reduce its operating expenses as a percentage of net sales and to ensure its competitive position in the marketplace. Management believes the savings resulting from these changes will result in annual savings of approximately $24.9 million, consisting of employment reductions, early retirements, and discontinuing noncritical consulting contracts and programs. The savings will be partially offset by increases in compensation, depreciation, and other costs which are variable with sales.

OTHER EXPENSES AND INCOME Interest expense, net of interest income, was $.1 million in 1995, compared with net interest income of $1.5 million in 1994, and $1.0 million in 1993. The increasing level of interest expense in 1995 was primarily due to the increasing level of average interest-bearing debt. Interest income increased $2.9 million in 1995, due to additional interest earned on the company's notes receivable to independent Office Pavilion(R) dealers, who had an increased volume of sales. In 1994, the decreasing level of interest expense primarily was due to the decreasing level of average interest-bearing debt. Total interest-bearing debt was $144.2 million on June 3, 1995, compared with $70.0 million on May 28, 1994, and $39.9 million on May 29, 1993.

Other net expenses were $4.9 million in 1995, $1.2 million in 1994, and $3.5 million in 1993. A pretax charge of $2.8 million was recorded in the third quarter of fiscal 1995 to reflect the impact of the Mexican peso devaluation. This increase accounted for the majority of the increase in other expense. Loss on disposals of fixed assets and, to a lesser extent, charges for a reconfiguration of European operations increased other expenses in 1993.

INCOME TAXES The effective tax rate was a benefit of 7.4 percent in 1995. The effective tax rate was 36.4 percent in 1994 and 47.9 percent in 1993. The 1995 benefit was primarily due to a tax credit generated from the company's corporate-owned life insurance program and, to a lesser extent, improved international operating results in the United Kingdom and Japan which allowed net operating loss carryforwards to be used. The company expects its effective tax rate for fiscal 1996 to be in the range of 35 to 38 percent. The lower 1994 rate primarily was attributable to improved international operating results, especially in the United Kingdom, together with the effects of a corporate-owned life insurance program implemented in the second half of the year. The high tax rate in 1993 primarily was due to the then-current nondeductibility of the $3.2 million after-tax charges for reconfiguration of European operations. Before giving effect to these nondeductible European charges, the effective tax rate was 37.5 percent in 1993.

NET INCOME The company recorded net income of $4.3 million in 1995, compared with $40.4 million in 1994, and $22.1 million in 1993. The 1995 amount includes $31.9 million of pretax restructuring charges and $12.0 million of litigation costs. These charges decreased net income by $28.1 million. The company continues to record a net loss for international operations and export sales from the U.S. The net loss in 1995, $2.9 million included $2.8 million pretax charge ($1.5 million after tax) related to the devaluation of the Mexican peso. The 1995 loss compares with a net loss of $2.0 million in 1994, and $8.6 million in 1993.

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOWS FROM OPERATING ACTIVITIES Cash provided by operating activities was $29.9 million in 1995, compared with $69.8 million in 1994, and $82.6 million in 1993. The decline in 1995 was attributable to an increase in working capital due to increased sales, as well as the impact of acquisitions completed during the year. The number of days sales in the sum of accounts receivable plus inventory increased to 91.2 days versus 80.9 days at May 28, 1994, and 83.0 days at May 29, 1993. The company expects the number of days sales in the sum of accounts receivable plus inventory to stabilize during the next fiscal year. The decline of cash provided by operating activities in 1994 was attributable to an increase in the use of working capital, primarily accounts receivable and inventory which accompany higher sales. The increase in 1993 primarily was due to higher net income and effective asset utilization.

CASH FLOWS FROM INVESTING ACTIVITIES Expenditures for property and equipment additions were $63.4 million in 1995, compared with $40.3 million in 1994 and $43.4 million in 1993. The increased level of spending in fiscal 1995 was used to fund capital expenditures for improvements required to achieve higher product and service quality standards and shorten customer lead times, as well as for new products. Net cash used for loans to independent Office Pavilion dealers amounted to $8.1 million in 1995. This compares with net cash used for similar loans of $7.3 million in 1994, and $6.8 million in 1993. The volume of cash flows through these revolving credit loans, which support the sale of the company's products by these independent dealers, has increased significantly over the past three years.

CASH FLOWS FROM FINANCING ACTIVITIES In 1995 and 1994, the company borrowed (net of repayments) $72.6 million and $23.8 million of interest-bearing debt. The increased borrowings in 1995 were due to increases in capital expenditures, working capital, and funds required for acquisitions. The increased borrowings in 1994 principally were due to repurchases of common stock primarily in the fourth quarter of fiscal 1994, as discussed below. The company has available formal and informal lines of credit totaling $68.3 million should additional borrowings be required for operating, investing, or financing activities.

In 1995, the company repurchased $.7 million of its common stock, compared with $25.4 million in 1994, and $8.2 million in 1993. The decline in 1995 reflects the company's decreased level of cash flow from operations and increased use of cash for investments. The company continues to be committed to its 2.0 million share repurchase program announced in May 1994. In 1995, 34,200 shares or .1 percent of total shares outstanding at May 28, 1994, were repurchased at an average cost of $21.53 per share. As a part of the company's previously announced repurchase program, in 1994, 929,000 shares, or 3.7 percent of total shares outstanding at May 29, 1993, were repurchased at an average cost of $27.31 per share. In 1993, 529,000, or 2.1 percent of total shares outstanding on May 30, 1992, were repurchased at an average cost of $15.43 per share. All repurchases were made in the open market on an unsolicited basis.

EXPECTED FUTURE CASH FLOWS Cash provided by operating activities is expected to increase in 1996 due to anticipated improved profitability as a result of the cost reduction efforts completed in 1995. The company anticipates that cash flows from operating activities and short-term borrowings, if necessary, will be adequate to fund its capital expenditures, dividend payments, common stock repurchases, contingencies and modest required long-term debt repayments.

Capital expenditures are expected to be approximately $80.0 million in 1996 and to consist principally of expenditures relating to continued enhancement of the company's existing facilities and equipment, as well as costs associated with new products to be introduced in fiscal 1996.

The volume of cash flows and the outstanding balance of the revolving credit loans to independent Office Pavilion dealers are not expected to change significantly in 1996. As previously discussed, the company is committed to its
2.0 million share repurchase program announced in May 1994 and anticipates that all shares repurchased will be permanently funded by cash flows from operating activities. Dividend payments are expected to be $13.2 million in 1996.

Item 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly Financial Data

Summary of the quarterly operating results on a consolidated basis.

June 3, 1995; May 28, 1994; May 29, 1993
In Thousands Except Per Share Data              First           Second          Third       Fourth
and Unaudited                                   Quarter         Quarter         Quarter     Quarter
                                                ------          -------         -------     -------
1995     Net Sales                             $252,831        $279,077        $259,950      $291,192
         Gross margin                            91,011          99,358          88,881        99,019
         Net income                               7,937           1,443(1)        4,259        (9,300)(2)
         Net income per share                  $    .32        $    .06(1)     $    .17         $(.37)(2)
1994     Net sales                             $221,566        $241,822        $241,949      $247,863
         Gross margin                            76,323          84,330          84,158        92,327
         Net income                               7,474          11,183          11,181        10,535
         Net income per share                      $.30            $.44            $.44          $.42
1993     Net sales                             $199,596        $204,974        $217,462      $233,641
         Gross margin                            68,396          68,860          75,999        85,246
         Net income                               2,409           3,558           7,237         8,850
         Net income per share                      $.10            $.14            $.29          $.35

(1)Includes $15.5 million of pretax charges which decreased net income by $9.6 million, or $.39 per share.
(2)Included $28.4 million of pretax charges, including restructuring charges of $16.4 million and other charges of $12.0 million. These charges decreased net income by $18.5 million, or $.74 per share.


Consolidated Statements of Income

June 3, 1995; May 28, 1994; and May 29, 1993             1995            1994             1993
                                                         ----            ----             ----
In Thousands Except Per Share Data
NET SALES                                             $1,083,050         $953,200         $855,673
Cost of Sales                                            704,781          616,062          557,172
                                                         -------          -------          -------
    GROSS MARGIN                                         378,269          337,138          298,501
                                                         -------          -------          -------
Operating Expenses:
    Selling, general, and administrative                 303,621          245,189          230,219
    Design and research                                   33,682           30,151           24,513
    Restructuring charges                                 31,900               --               --
                                                         -------          -------          -------
    TOTAL OPERATING EXPENSES                             369,203          275,340          254,732
                                                         -------          -------          -------
OPERATING INCOME                                           9,066           61,798           43,769
                                                         -------          -------          -------
Other Expenses (Income):
    Interest expense                                       6,299            1,828            2,089
    Interest income                                       (6,154)          (3,278)          (3,041)
    Loss (gain) on foreign exchange                        3,067           (1,464)          (1,130)
    Other--net                                             1,815            1,239            3,497
                                                         -------          -------          -------
    NET OTHER EXPENSES (INCOME)                            5,027           (1,675)           1,415
                                                         -------          -------          -------
INCOME BEFORE INCOME TAXES                                 4,039           63,473           42,354
Income Taxes                                               (300)           23,100           20,300
                                                         -------          -------          -------
NET INCOME                                                $4,339          $40,373          $22,054
                                                         -------          -------          -------
NET INCOME PER SHARE                                        $.18            $1.60             $.88
                                                         -------          -------          -------

The accompanying notes are an integral part of these statements.

Consolidated Balance Sheets

June 3, 1995 and May 28, 1994
In Thousands Except Per Share Data

ASSETS                                                                        1995            1994
                                                                              ----            ----
Current Assets:
   Cash and cash equivalents                                                 $16,488         $ 22,701
   Accounts receivable, less allowances of $7,180 in 1995 and
      $6,742 in 1994                                                         165,107          121,564
   Inventories                                                                71,076           59,813
   Prepaid expenses and other                                                 44,445           24,590
                                                                            --------         --------
       TOTAL CURRENT ASSETS                                                  297,116          228,668
                                                                             =======         ========
Property and Equipment:
   Land and improvements                                                      29,508           27,602
   Buildings and improvements                                                150,910          145,131
   Machinery and equipment                                                   301,511          258,167
   Construction in progress                                                   31,526           23,994
                                                                            --------         --------
                                                                             513,455          454,894
   Less--accumulated depreciation                                            243,271          215,932
                                                                             -------         --------
       NET PROPERTY AND EQUIPMENT                                            270,184          238,962
                                                                             -------
Notes Receivable, less allowances of $2,627 in 1995 and $2,159 in 1994        43,734           36,659
Other Assets                                                                  47,978           29,457
                                                                            --------         --------
       TOTAL ASSETS                                                         $659,012         $533,746
                                                                            ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt                                        $    452         $    506
   Notes payable                                                              83,591           48,911
   Accounts payable                                                           51,819           42,121
   Accrued liabilities                                                       121,679           86,187
                                                                             -------         --------
       TOTAL CURRENT LIABILITIES                                             257,541          177,725
Long-Term Debt, less current portion above                                    60,145           20,600
Deferred Taxes                                                                 2,289            3,819
Other Liabilities                                                             52,122           35,277
                                                                             -------         --------
       TOTAL LIABILITIES                                                     372,097          237,421
                                                                             =======         ========
Shareholders' Equity:
   Preferred stock, no par value (10,000,000 shares authorized, none issued)      --               --
   Common stock, $.20 par value (60,000,000 shares authorized, 24,835,784
   and 24,589,825 shares issued and outstanding in 1995 and 1994)             4,967            4,918
   Additional paid-in capital                                                 21,564           16,649
   Retained earnings                                                         270,631          279,161
   Cumulative translation adjustment                                          (6,985)          (3,460)
   Key executive stock programs                                               (3,262)            (943)
                                                                             -------         --------
       TOTAL SHAREHOLDERS' EQUITY                                            286,915          296,325
                                                                             =======         ========
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $659,012         $533,746
                                                                             =======         ========

The accompanying notes are an integral part of these balance sheets.

Consolidated Statements of Shareholders' Equity

In Thousands                        Common      Additional  Retained    Cumulative    Unearned      Total
                                    Stock       Paid-In     Earnings    Translation   Stock Grant   Shareholders'
                                                Capital                 Adjustment    Compensation  Equity

BALANCE MAY 30, 1992                 $5,030     $30,902     $242,748       $1,818    $  (416)     $280,082
Net income                               --          --       22,054           --         --        22,054
Cash dividends ($.52 per share)          --          --      (12,971)          --         --       (12,971)
Exercise of stock options                36       3,642           --           --         --         3,678
Common stock issued pursuant
to employee stock purchase plan          25       2,014           --           --         --         2,039
Repurchase and retirement of
528,700 shares of common stock         (106)     (8,049)          --           --         --        (8,155)
Stock grants earned                      --          --           --           --        382           382
Stock grants issued                      16       1,354           --           --     (1,370)           --
Current year translation adjustment      --          --           --       (3,167)        --        (3,167)
                                     ======     =======     ========      =======    =======      ========
BALANCE MAY 29, 1993                 $5,001     $29,863     $251,831      $(1,349)   $(1,404)     $283,942
Net income                               --          --       40,373           --         --        40,373
Cash dividends ($.52 per share)          --          --      (13,043)          --         --       (13,043)
Exercise of stock options                85       9,770           --           --         --         9,855
Common stock issued pursuant
to employee stock purchase plan          18       2,193           --           --         --         2,211
Repurchase and retirement of
928,800 shares of common stock         (186)    (25,177)          --           --         --       (25,363)
Stock grants earned                      --          --           --           --        461           461
Current year translation adjustment      --          --           --       (2,111)        --        (2,111)
                                     ======     =======     ========      =======    =======      ========
BALANCE MAY 28, 1994                 $4,918     $16,649     $279,161      $(3,460)   $  (943)     $296,325
Net income                               --          --        4,339           --         --         4,339
Cash dividends ($.52 per share)          --          --      (12,869)          --         --       (12,869)
Exercise of stock options                23       2,353           --           --         --         2,376
Common stock issue pursuant
to employee stock purchase plan          26       2,592           --           --         --         2,618
Common stock issued                       4         396           --           --         --           400
Repurchase and retirement of
34,200 shares of common stock            (7)       (725)          --           --         --          (732)
Stock grants earned                      --          --           --           --        207           207
Stock grants issued                       3         299           --           --       (361)          (59)
Key executive stock purchase
assistance plan                          --          --           --           --     (2,165)       (2,165)
Current year translation adjustment      --          --           --       (3,525)        --        (3,525)
                                     ------     -------     --------      -------    -------      --------
BALANCE JUNE 3, 1995                 $4,967     $21,564     $270,631      $(6,985)   $(3,262)     $286,915
                                     ======     =======     ========      =======    =======      ========

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows

June 3, 1995;  May 28, 1994; and May 29, 1993             1995           1994           1993
                                                          ----           ----           ----
In Thousands
Cash Flows from Operating Activities:
Net Income                                               $ 4,339        $40,373         $22,054
                                                         -------        -------         -------
Adjustments to reconcile net income
to net cash provided by operating activities              25,522         29,391          60,534
                                                         -------        -------         -------
    NET CASH PROVIDED BY OPERATING ACTIVITIES             29,861         69,764          82,588
                                                         =======        =======         =======
Cash Flows from Investing Activities:
Notes receivable repayments                              428,375        360,047         323,983
Notes receivable issued                                 (436,434)      (367,366)       (330,789)
Property and equipment additions                         (63,359)       (40,347)        (43,387)
Proceeds from sales of property and equipment                105            212             114
Net cash paid for acquisition                            (17,721)        (7,744)             --
Other, net                                                (8,705)        (4,002)         (2,501)
                                                         -------        -------         -------
    NET CASH USED FOR INVESTING ACTIVITIES               (97,739)       (59,200)        (52,580)
                                                         =======        =======         =======
Cash Flows from Financing Activities:
Increase (decrease) in short-term debt                    32,834         24,090          (3,826)
Long-term debt borrowings                                 60,000             --              28
Long-term debt repayments                                (20,246)          (260)        (10,345)
Dividends paid                                           (12,868)       (13,098)        (13,002)
Common stock issued                                        5,394         12,066           5,717
Common stock repurchased and retired                        (732)       (25,363)         (8,155)
Capital lease obligation repayments                         (263)          (276)           (280)
                                                         -------        -------         -------
    NET CASH PROVIDED BY (USED FOR)
    FINANCING ACTIVITIES                                  64,119         (2,841)        (29,863)
                                                         =======        =======         =======
Effect of Exchange Rate Changes on Cash
    and Cash Equivalents                                  (2,454)        (1,553)           (563)

    Net Increase (Decrease) in Cash and
    Cash Equivalents                                      (6,213)         6,170            (418)
                                                         -------        -------         -------
Cash and Cash Equivalents, Beginning of Year              22,701         16,531          16,949
                                                         -------        -------         -------
CASH AND CASH EQUIVALENTS, END OF YEAR                   $16,488        $22,701         $16,531
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

FISCAL YEAR The company's fiscal year ends on the Saturday closest to May 31. The year ended June 3, 1995, contained 53 weeks. The years ended May 28, 1994, and May 29, 1993, each contained 52 weeks.

FOREIGN CURRENCY TRANSLATION In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," all balance sheet items are translated at the current rate as of the end of the accounting period, and income statement items are translated at average currency exchange rates. The resulting translation adjustment is recorded as a separate component of shareholders' equity.

CASH EQUIVALENTS The company invests in certain debt and equity securities as part of its cash management function. Due to the relative short-term maturities and high liquidity of these securities, they are included in the accompanying consolidated balance sheets as cash equivalents at market value and total $10.9 million and $7.4 million as of June 3, 1995, and May 28, 1994, respectively. All cash and cash equivalents are high-credit quality financial instruments, and the amount of credit exposure to any one financial institution or instrument is limited.

During fiscal 1994, the company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under the provisions of this statement, the company's cash equivalents are considered "available for sale." As of June 3, 1995, the market value approximated the securities' cost.

PROPERTY, EQUIPMENT, AND DEPRECIATION Property and equipment are stated at cost. The cost is depreciated over the estimated useful lives of the assets using the straight-line method. The average useful lives of the assets are 32 years for buildings and 7 years for all other property and equipment.

NOTES RECEIVABLE The notes receivable are from certain independent contract office furniture dealers. The notes are collateralized by the assets of the dealers and bear interest based on the prevailing prime rate. Interest income relating to these notes was $3.9, $2.7, and $2.3 million in 1995, 1994, and 1993, respectively.

In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," (SFAS No. 114), as amended by SFAS No. 118. The company is required to adopt these statements as of the beginning of fiscal 1996. These statements require that the recorded investment in certain impaired loans (as defined by the statements) be adjusted by means of a valuation allowance to reflect a net carrying value. When adopted, the provisions of SFAS No. 114 and SFAS No. 118 are not expected to have a material effect on the company's financial condition or results of operations.

INTANGIBLE ASSETS Intangible assets included in other assets consist mainly of goodwill, patents, and other acquired intangibles, and are carried at cost, less applicable amortization of $5.6 and $2.2 million in 1995 and 1994, respectively. These assets are amortized using the straight-line method over periods of 5 to 15 years. The company continuously evaluates the realizability of its intangible assets using various methodologies and adjusts their carrying value if necessary. Such adjustments were not significant in 1995, 1994, or 1993.

SELF INSURANCE The company is partially self insured for general liability, workers' compensation, and certain employee health benefits. The general and workers' compensation liabilities are managed through a wholly owned insurance captive, the results of which are included in the accompanying statements of income. The company's policy is to accrue amounts equal to the actuarially determined liabilities.

RESEARCH, DEVELOPMENT, ADVERTISING, AND OTHER RELATED COSTS Research, development, advertising materials, pre-production and start-up costs are expensed as incurred. Research and development costs included in design and research expense in the accompanying statements of income were $31.3, $26.7, and $22.4 million in 1995, 1994, and 1993, respectively.

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

LONG-TERM ASSETS In March 1995, the Financial Accounting Standards Board issued Statement No. 121 "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed of" (SFAS No. 121). The company is required to adopt the provisions of SFAS No. 121 no later than its fiscal year 1997. Based on information currently available, the company does not expect the impact of adopting this statement to have a material effect on its financial condition or results of operations.

ACQUISITIONS
During 1995 and 1994, the company made several acquisitions, all of which were recorded using the purchase method of accounting. Accordingly, the purchase price of these acquisitions has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the effective date of the acquisition. The cost of the acquisitions in excess of net tangible assets acquired has been recorded as goodwill. The company purchased Geneal GmbH, a privately owned office furniture company in Essen, Germany, on September 2, 1994. The company also purchased a division of B&B Italia, a privately owned office furniture company in Milan, Italy, on April 30, 1995. In addition, the company purchased various privately owned North American dealers. These companies were acquired for approximately $21.2 million which resulted in approximately $9.0 million in goodwill. The results of these acquisitions were not material to the company's consolidated operating results.

The company purchased Herman Miller Righetti S.A. de C.V. of Mexico ("Righetti") on February 9, 1994, for approximately $8.5 million, effective January 1, 1994. Righetti had been the company's joint-venture partner in Mexico since 1981, and is the largest international office furniture company operating in Mexico. Upon acquisition, Righetti was re-incorporated as Herman Miller Mexico, Inc. The cost of the acquisition in excess of net tangible assets acquired was $5.5 million and has been recorded as goodwill. Consolidated operating results would not have differed materially from the amounts reported if the acquisition was assumed to have occurred at the beginning of fiscal 1993.

In addition, as part of the acquisition, the company entered into non-competition agreements with the former shareholders of Righetti. Approximately $7.3 million of the purchase price was allocated to these agreements. These agreements expire five years from the effective date of the acquisition.


INVENTORIES
In Thousands                                     1995                1994
Finished products                             $26,260             $20,299
Work in process                                 8,074               6,183
Raw materials                                  36,742              33,331
                                              -------             -------
                                              $71,076             $59,813
                                              -------             -------

Inventories are valued at the lower of cost or market and include material, labor, and overhead. The inventories of Herman Miller, Inc., are valued using the last-in, first-out (LIFO) method. The inventories of the company's subsidiaries are valued using the first-in, first-out method. Inventories valued using the LIFO method amounted to $41.1 and $39.2 million at June 3, 1995, and May 28, 1994, respectively.

If all inventories had been valued using the first-in, first-out method, inventories would have been $18.1 and $18.5 million higher than reported at June 3, 1995, and May 28, 1994, respectively. The LIFO method decreased net income by $.2 million ($.01 per share) in 1995, $.9 million ($.04 per share) in 1994, and had no effect on net income in 1993.

PREPAID EXPENSES AND OTHER
In Thousands                                                                  1995        1994
Current deferred income taxes                                              $27,305     $10,777
Other                                                                       17,140      13,813
                                                                            ------      ------
                                                                           $44,445     $24,590
                                                                            ------     -------
ACCRUED LIABILITIES
In Thousands                                                                  1995        1994
Compensation and employee benefits                                         $33,465     $24,770
Restructuring reserves                                                      20,619       7,272
Litigation costs                                                            12,000          --
Other taxes                                                                  9,177       8,532
Other                                                                       46,418      45,613
                                                                           -------     -------
                                                                          $121,679     $86,187
                                                                           -------     -------

OTHER LIABILITIES
In Thousands                                                                  1995        1994
Postretirement benefits                                                    $18,322     $16,172
Other                                                                       33,800      19,105
                                                                           -------     -------
                                                                           $52,122     $35,277
                                                                           -------     -------
NOTES PAYABLE
Outstanding short-term borrowings are shown below:
In Thousands                                                                  1995        1994
United States dollar                                                       $58,012     $24,300
Other currencies                                                            25,579      24,611
                                                                           -------     -------
                                                                           $83,591     $48,911
                                                                           -------     -------

The following information relates to short-term borrowings in 1995:
                                                                             Domestic    Foreign
Weighted average interest rate at June 3, 1995                                 6.2%        6.5%
Weighted average interest rate during 1995                                     5.9%        7.6%
Unused short-term credit lines                                             $ 6,000     $    --

In addition to the company's formal short-term credit lines shown above, the company has available informal lines of credit totalling $62.3 million.

LONG-TERM DEBT
In Thousands                                                                  1995        1994
Unsecured revolving credit loan                                            $60,000     $20,000
Other                                                                          597       1,106
                                                                           -------     -------
                                                                           $60,597     $21,106
Less--current portion                                                          452         506
                                                                           -------     -------
                                                                           $60,145     $20,600
                                                                           -------     -------

The unsecured revolving credit loan provides for a $60.0 million line of credit which matures on December 2, 1997. Outstanding borrowings bear interest, at the option of the company, at rates based on the prime rate, certificates of deposit, LIBOR, or negotiated rates. The company borrowed at a negotiated rate of 6.3 percent and 4.7 percent as of June 3, 1995 and May 28, 1994, respectively. Interest is payable periodically throughout the period a borrowing is outstanding.

Provisions of the unsecured revolving credit loan limit, without prior consent, borrowings, long-term leases, sale of certain assets, and acquisitions of the company's stock. In addition, the company has agreed to maintain specified levels of working capital and certain financial performance ratios. At June 3, 1995, the company was in compliance with all these provisions.

Annual maturities of long-term debt for the five years subsequent to June 3, 1995, (in millions) are as follows: 1996--$.5; 1997--$60.1; 1998 and thereafter--none.

OPERATING LEASES
The company leases real property and equipment under agreements which expire on various dates. Certain leases contain renewal provisions and generally require the company to pay utilities, insurance, taxes, and other operating expenses.

Future minimum rental payments (in millions) required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of June 3, 1995, are as follows: 1996--$17.2; 1997--$14.4; 1998--$8.9;
1999--$7.1; 2000--$6.7; thereafter--$25.7.

Total rental expense charged to operations was $18.0, $18.3, and $18.1 million in 1995, 1994, and 1993, respectively. Substantially all such rental expense represented the minimum rental payments under operating leases.

RESTRUCTURING CHARGES
Included in the accompanying consolidated statements of income is $31.9 million in pretax restructuring charges, which reduced net income by $20.3 million, or $.82 per share for fiscal 1995. A charge of $15.5 million was taken in the second quarter, and $16.4 million was recorded in the fourth quarter. The second quarter charge was to account for the closure of certain of the company's manufacturing and logistics facilities prior to the relocation of their production activities to other U.S. Herman Miller facilities. In addition, the charge also included the costs associated with the closure of and discontinuance of wood casegoods manufacturing in the Sanford, North Carolina, facility and the transfer of products produced there to Geiger International of Atlanta, Georgia, a respected contract provider of quality wood casegoods.

The $16.4 million charge recorded in the fourth quarter included charges in the United States for reductions in employment and the discontinuation of a product development program at the company's healthcare subsidiary, Milcare.

The $31.9 million total pretax restructuring charge consisted of facilities and equipment write-offs ($15.5 million), termination benefits ($14.1 million), and other exit costs associated with the restructuring ($2.3 million). Approximately 535 employees were terminated or took voluntary early retirement as a result of the facility closings and job elimination process. The closure of the manufacturing and logistics facilities was substantially complete at the end of fiscal 1995. The job elimination process was completed in July 1995.

Amounts paid or charged against these reserves during fiscal 1995 were as follows:

                                                     1995         Costs paid           Ending
In Thousands                                       Provision      or charged           Balance
Facilities and equipment                             $15,444           $4,615           $10,829
Termination benefits                                  14,140            1,861            12,279
Other exit costs                                       2,316            1,006             1,310
                                                      ------            -----            ------
                                                     $31,900           $7,482           $24,418
                                                      ------            -----            ------

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

Net pension cost included the following components:
In Thousands                                            1995             1994             1993
Service cost--benefits earned during the year        $ 8,276          $ 7,223           $6,065
Interest cost on projected benefit obligation          9,239            8,074            7,061
Return on assets:
   Actual                                            (13,391)          (4,417)          (5,109)
   Deferred gain (loss)                                5,767           (2,631)          (2,392)
Net amortization                                         106             (170)            (519)
Cost of early retirement incentive program             1,700               --              449
                                                      ------           ------           ------
Net pension cost                                     $11,697          $ 8,079           $5,555
                                                      ------           ------           ------

The following table presents a reconciliation of the funded status of the plans and the amount recorded in the accompanying balance sheets:

In Thousands                                                             1995             1994
Plan assets at fair market value                                    $115,727          $96,421
                                                                    --------          -------
Actuarial present value of benefit obligations:
   Vested benefits                                                   (84,726)         (76,220)
   Nonvested benefits                                                 (4,929)          (2,028)
Accumulated benefit obligation                                       (89,655)         (78,248)
Effect of projected future salary increases                          (50,718)         (41,098)
Projected benefit obligation                                        (140,373)        (119,346)
Projected benefit obligation in excess of
plan assets at fair market value                                     (24,646)         (22,925)
Unrecognized net asset from date of adoption of SFAS No. 87           (3,836)          (4,122)
Unrecognized net loss from past experience different from that
assumed and changes in assumptions                                    17,010           18,793
Unrecognized prior service cost                                         (661)          (1,091)
                                                                    --------          -------
Accrued pension cost included in accrued and other liabilities      $(12,133)         $(9,345)
                                                                    --------          -------

     The assumptions used in the determination of net pension cost were as follows:

                                                        1995             1994             1993
Discount rate                                         7.50%            7.50%            8.00%
Rate of salary progression                            5.00%            5.00%            5.00%
Long-term rate of return on assets                    7.50%            7.50%            9.00%

Plan assets consist primarily of listed common stocks, mutual funds, and corporate obligations. Plan assets at June 3, 1995, and May 28, 1994, included 327,672 shares of Herman Miller, Inc., common stock.

In connection with the 1995 restructuring, the company offered an early retirement incentive program to eligible participants. The results of this program are reflected in the net cost and funded status of the pension plan and postretirement benefits.

PROFIT SHARING PLAN Herman Miller, Inc., and three of its subsidiaries have a trusteed profit sharing plan that covers substantially all employees who have completed one year of employment. The plan provides for discretionary contributions (payable in the company's common stock) of not more than 6.0 percent of pretax income of the participating companies, or such other lesser amounts as may be established by the board of directors. The cost of the plan charged against operations was $2.6, $2.9, and $2.2 million in 1995, 1994, and 1993, respectively.

POSTRETIREMENT BENEFITS In addition to providing pension and profit-sharing benefits, the company provides health-care and life insurance benefits for certain retired employees.

The components of net postretirement benefit cost were as follows:

In Thousands                                            1995             1994             1993
Service cost                                            $986             $868             $724
Interest cost on accumulated benefit obligation        1,305            1,192            1,192
Cost of early retirement program                         400               --              800
Net amortization                                         (44)             (25)              --
                                                      ------           ------           ------
Net postretirement benefit cost                       $2,647           $2,035           $2,716
                                                      ------           ------           ------

The following table presents the plan's funded status reconciled with amounts recognized in the accompanying balance sheets:

In Thousands                                                             1995             1994
Accumulated postretirement benefit obligation:
    Retirees                                                        $(7,688)          $(7,194)
    Fully eligible active plan participants                            (135)              (53)
    Other active plan participants                                  (12,090)           (9,497)
Unrecognized prior service cost                                      (1,081)           (1,326)
Unrecognized net loss                                                 1,872             1,098
                                                                   --------          --------
Accrued postretirement benefit obligation                          $(19,122)         $(16,972)
                                                                   --------          --------

The accumulated postretirement benefit obligation was computed using an assumed discount rate of 7.5 percent for June 3, 1995, and May 28, 1994.

The weighted average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is 9.0 percent for 1996 and is assumed to decrease gradually to 6 percent for 2001 and remain at that level thereafter. A 1 percent increase in this annual trend rate would have increased the accumulated postretirement benefit obligation at June 3, 1995, by $.7 million, with an immaterial effect on 1995 postretirement benefit cost.

STOCK OPTION PLANS
The company has stock option plans under which options are granted to employees and nonemployee officers and directors at a price not less than the market price of the company's common stock on the date of grant. All options become exercisable one year from date of grant and expire ten years from date of grant. No charges to operations are recorded with respect to authorization, grant, or exercise of these stock options. At June 3, 1995, there were 223 employees and 11 nonemployee officers and directors eligible, all of whom were participants in the plans. At June 3, 1995, there were 1,113,500 shares available for future options.

A summary of the stock option transactions is as follows:

                                                                   Exercise Price    Weighted Average
                                            Number of Shares       Per Share Range   Price Per Share
Outstanding at May 30, 1992                        1,384,081         $11.04-29.43         $21.82
Granted                                              255,940          15.88-22.25          18.75
Exercised                                           (191,980)         11.04-22.50          19.19
Terminated                                          (132,700)         18.63-29.43          22.94
                                                   ---------          -----------          -----
Outstanding at May 29, 1993                        1,315,341         $15.88-26.75         $21.50
Granted                                              269,740          26.88-34.63          27.35
Exercised                                           (458,406)         16.00-26.75          21.24
Terminated                                            (7,000)         18.63-26.88          26.21
                                                   ---------          -----------          -----
Outstanding at May 28, 1994                        1,119,675         $15.88-34.63         $22.98
Granted                                              417,280          21.00-29.13          25.86
Exercised                                           (121,400)         15.88-26.88          19.63
Terminated                                          (126,205)         18.63-29.13          26.08
                                                   ---------          -----------          -----
Outstanding at June 3, 1995                        1,289,350         $18.63-34.63         $23.93
                                                   ---------          -----------          -----
Exercisable at June 3, 1995                          898,370         $18.63-34.63         $23.18
                                                   ---------          -----------          -----

EMPLOYEE STOCK PURCHASE PLAN
Under the terms of the company's 1987 Employee Stock Purchase Plan, 1.1 million shares of authorized common stock were reserved for purchase by plan participants at 85 percent of the market price. At June 3, 1995, 92,684 shares remained available for purchase through the plan, and there were 4,984 employees eligible to participate in the plan, of which 1,442 or 28.9 percent, were participants. Employees purchased 132,013 shares, at prices ranging from $18.44 to $21.41, during the year. Total receipts to the company were $2.6 million. Since the inception of the employee stock purchase program in 1977, employees have purchased a total of 1,967,927 shares at prices ranging from $1.90 to $29.43. Since the plan is noncompensatory, no charges to operations have been recorded.

KEY EXECUTIVE STOCK PROGRAMS
RESTRICTED STOCK GRANTS The company has granted restricted common shares to certain key employees. Shares were awarded in the name of the employee, who has all rights of a shareholder, subject to certain restrictions on transferability and a risk of forfeiture. The forfeiture provisions on the awards expire annually, over a period not to exceed six years, as certain Financial goals are achieved. During Fiscal 1995, 16,724 shares were granted under the company's long-term incentive plan, and the forfeiture provisions expired on 11,100 shares. As of June 3, 1995, 59,024 shares remained subject to forfeiture provisions and 102,524 shares remained subject to restrictions on transferability.

The remaining shares subject to forfeiture provisions have been recorded as unearned stock grant compensation and are presented as a separate component of shareholders' equity. The unearned compensation is being charged to selling, general, and administrative expense over the five-year vesting period and was $.2, $.5, and $.4 million in 1995, 1994, and 1993, respectively.

KEY EXECUTIVE STOCK PURCHASE ASSISTANCE PLAN In October 1994, the company adopted a key executive stock purchase assistance plan whereby the company may extend credit to officers and key executives to purchase the company's stock through the exercise of options or on the open market. These loans are secured by the shares acquired and are repayable under full recourse promissory notes. The sale or transfer of shares is restricted for five years after the loan is fully paid. The plan provides for the key executives to earn repayment of a portion of the notes based on meeting annual performance objectives as set forth by the Executive Compensation Committee of the Board of Directors. The notes bear interest at 7 percent per annum. Interest is payable annually and principal is due on September 1, 1999. As of June 3, 1995, the notes outstanding relating to the exercise of options were $2.2 million and are presented as a separate component of shareholders' equity. Compensation expense related to earned repayment was immaterial.

INCOME TAXES
The domestic and foreign components of income before income taxes were as follows:

In Thousands                                          1995             1994             1993
Domestic                                             $13,418          $71,150          $55,195
Foreign                                               (9,379)          (7,677)         (12,841)
                                                     ------           -------          -------
                                                     $ 4,039          $63,473          $42,354
                                                     -------          -------          -------

The provision (credit) for income taxes consisted of the following:

In Thousands                                            1995             1994             1993
Current:  Domestic--Federal                          $18,104          $24,780          $18,647
          Domestic--State                                935            1,213              474
          Foreign                                     (1,580)          (1,338)          (1,983)
                                                     -------          -------          -------
                                                     $17,459          $24,655          $17,138
                                                     -------          -------          -------
Deferred: Domestic--Federal                          (15,137)          (1,097)           1,999
          Domestic--State                             (1,951)             187            1,193
          Foreign                                       (671)            (645)             (30)
                                                     (17,759)          (1,555)           3,162
                                                     -------          -------          -------
                                                     $  (300)         $23,100          $20,300
                                                     -------          -------          -------

A reconciliation of income taxes at the United States statutory rate with the effective tax rate follows:

In Thousands                                            1995             1994             1993

Income taxes computed at the United States statutory
rate of 35% in 1995 and 1994, and 34% in 1993        $1,414           $22,216          $14,400
Increase (decrease) in taxes resulting from:
   Corporate owned life insurance                    (1,842)             (458)              --
   State taxes--net                                    (660)              910            1,110
   Foreign net operating losses                         735               586            4,282
   Other                                                 53              (154)             508
                                                      ------          -------          -------
                                                     $ (300)          $23,100          $20,300
                                                      -----           -------          -------

The tax effects and types of temporary differences that give rise to significant components of the deferred tax assets and liabilities at June 3, 1995, and May 28, 1994, are presented below:

In Thousands                                                            1995             1994
Deferred tax assets:
Foreign net operating loss carryforwards                            $ 20,594          $15,991
Compensation related accruals                                          9,371            6,946
Restructuring charge accruals                                          9,242            2,401
Accrued postretirement benefit obligation                              6,566            5,940
Accrued litigation costs                                               4,200                0
Long-term capital loss carryforwards                                   5,497            5,497
Insurance accruals                                                     3,144            3,065
Reserve for uncollectible accounts and notes receivable                2,558            2,712
Other                                                                 13,984            9,748
Valuation allowance                                                  (25,237)         (21,488)
                                                                    --------         --------
                                                                    $ 49,919         $ 30,812
                                                                    --------         --------
Deferred tax liabilities:
Excess of tax over book depreciation                                $(18,230)        $(17,022)
Prepaid employee benefits                                             (2,457)          (2,584)
Other                                                                 (4,038)          (3,771)
                                                                    --------         --------
                                                                    $(24,725)        $(23,377)
                                                                    --------         --------

As a result of restructuring charges incurred in fiscal 1992 and 1991, the company has long-term capital loss carryforwards, the tax benefit of which is approximately $5.5 million after tax at June 3, 1995, which expire at various dates through 1996. In addition, the company has foreign net operating loss carryforwards, the tax benefit of which is approximately $20.6 million, of which $5.7 million expires at various dates through 2003, and $14.9 million has unlimited expiration. For financial statement purposes, the tax benefit of the foreign net operating loss and long-term capital loss carryforwards have been recognized as a deferred tax asset, subject to a valuation allowance of $25.2 million.

The company has not provided for United States income taxes on undistributed earnings of foreign subsidiaries totalling $22.8 million. Recording of deferred income taxes on these undistributed earnings is not required as these earnings have been permanently reinvested. These amounts would be subject to possible U.S. taxation only if remitted as dividends. The determination of the hypothetical amount of unrecognized deferred U.S. taxes on undistributed earnings of foreign entities is not practicable.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amount of the company's financial instruments included in current assets and current liabilities approximate their fair value due to their short-term nature. The fair value of the notes receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of June 3, 1995, and May 28, 1994, the fair value of the notes receivable approximated the carrying value. The company intends to hold these notes to maturity and has recorded allowances to reflect the terms negotiated for carrying value purposes. The company's long-term debt reprices frequently at the then-prevailing market interest rates. As of June 3, 1995, and May 28, 1994, the carrying value approximated the fair value of the company's long-term debt.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK
The company utilizes derivative financial instruments to manage its exposure to foreign currency volatility at the transactional level. At June 3, 1995 and May 28, 1994, the company had outstanding $7.2 million and $8.5 million, respectively, of financial instruments to purchase and sell foreign currencies, consisting primarily of forward exchange contracts. The majority of these contracts relate to major currencies such as the Japanese yen, Australian dollar, and the British pound. The exposure to credit risk is minimal since the counterparties are major financial institutions. The market risk exposure is essentially limited to currency rate movements. The gains or losses arising from these financial instruments are applied to offset exchange gains or losses on related hedged exposures. Realized and unrealized gains or losses in 1995 and 1994 were not material to the company's results of operations.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
The components of the adjustments to reconcile net income to net cash provided by operating activities:

In Thousands                                                       1995             1994             1993
Depreciation and amortization                                   $39,732          $33,207          $31,600
Restructuring charges                                            31,900               --               --
Provision for losses on accounts and notes receivable             1,405            3,481            7,492
Loss on sales of property and equipment                           1,077            1,832            3,350
Deferred taxes                                                  (17,759)          (1,555)           3,162
Other liabilities                                                 6,587            8,258            3,928
Stock grants earned                                                 207              461              382
Changes in current assets and liabilities:
    Decrease (increase) in assets:
         Accounts receivable                                    (39,901)          (7,151)          (4,240)
         Inventories                                             (9,239)          (3,671)           3,074
         Prepaid expenses and other                              (3,912)          (3,352)            (845)
    Increase (decrease) in liabilities:
         Accounts payable                                         8,674            1,123            2,073
         Accrued liabilities                                      6,751           (3,242)          10,558
                                                                -------          -------          -------
                                                                (37,627)         (16,293)          10,620
                                                                -------          -------          -------
    Total adjustments                                           $25,522          $29,391          $60,534
                                                                -------          -------          -------

Cash payments for interest and income taxes were as follows:

In Thousands                                                      1995             1994             1993
Interest paid                                                    $6,296           $1,799           $2,339
Income taxes paid                                                16,095           25,784           11,944

PER SHARE INFORMATION
Earnings per share of common stock have been computed using the weighted average number of outstanding common shares and common share equivalents to the extent they are dilutive during each of the three years in the period ended June 3, 1995 (24,792,057 in 1995; 25,254,743 in 1994; 24,992,600 in 1993).

CONTINGENCIES
On January 7, 1992, Haworth, Inc. ("Haworth") filed a lawsuit against the company, alleging that the electrical systems used in certain of the company's products infringe one or more of Haworth's patents. Discovery in this proceeding, which is pending in the U.S. District Court for the Western District of Michigan (Southern Division), is substantially complete. The company has requested a jury trial, which has been tentatively set by the court for the August 1995 trial calendar. Based on the prevailing facts and the nature of the proceedings, the company believes that it is more likely than not that the litigation will proceed to trial.

All the patents which are the source of controversy expired prior to December 1, 1994. Since 1991, the company has sold a system of enhanced electrical components on the majority of its product lines, both by number and dollar volume. Haworth has admitted the enhanced electrical components do not infringe the patents in suit. If Haworth were to be successful on its claims, the statute of limitations would bar recovery of any damages arising prior to January 1986. In November 1985, Haworth filed a lawsuit against Steelcase, Inc., ("Steelcase") the industry's leader in market share, alleging violations of the same patents, and has prevailed on the issue of liability. The litigation between Haworth and Steelcase currently is continuing on the issue of damages. The company's defenses are substantially different from those relied upon by Steelcase.

The company continues to defend its position vigorously and has established a reserve of $12.0 million as of June 3, 1995, that management believes will be adequate to defray the costs of litigation. The company believes, based upon written opinion of counsel, that its products do not infringe Haworth's patents and that the company is more likely than not to prevail on the merits.

At this time, management does not expect the ultimate resolution of this matter to have a material adverse effect on the company's consolidated financial position. However, the outcome of this matter is not subject to prediction with certainty.

SEGMENT INFORMATION
The company operates on a worldwide basis in a single industry consisting of the design, manufacture, and sale of office furniture systems, products, and related services. The following information is presented with respect to the company's operations in different geographic areas for the fiscal years ended June 3, 1995, May 28, 1994, and May 29, 1993. Transfers between geographic areas represent the selling price of sales to affiliates, which is generally based on cost plus a mark-up. Net income of foreign operations and export includes royalty income from licensee sales and reflects the gain or loss on foreign currency exchange. The cash and cash equivalents accounts of the company are considered to be corporate assets. All other assets have been identified with domestic or foreign operations. No single customer accounted for more than 10 percent of consolidated net sales.

In Thousands                                                             Foreign          Adjustments
                                                                      Operations                  and
                                                 United States        and Export         Eliminations         Consolidated
1995
Sales to unaffiliated customers                       $894,455          $188,595                  --            $1,083,050
Transfers between geographic areas                      55,206             5,186             (60,392)                   --
Net sales                                             $949,661          $193,781            $(60,392)           $1,083,050
                                                      --------          --------            --------            ----------
Net income (loss)                                     $  7,265          $ (2,926)           $     --            $    4,339
                                                      --------          --------            --------            ----------
Identifiable assets                                   $550,666          $ 91,858            $     --            $  642,524
                                                      --------          --------            --------            ----------
Corporate assets                                                                                                    16,488
                                                                                                                ----------
Total assets                                                                                                    $  659,012
                                                                                                                ----------
1994
Sales to unaffiliated customers                       $812,158          $141,042        $         --              $953,200
Transfers between geographic areas                      35,579             5,711             (41,290)                   --
                                                      --------          --------        ------------
Net sales                                             $847,737          $146,753            $(41,290)             $953,200
                                                      --------                          ------------              --------
Net income (loss)                                     $ 42,374           $(2,001)       $         --              $ 40,373
                                                      --------           -------        ------------              --------
Identifiable assets                                   $454,210           $56,835        $         --              $511,045
                                                      --------           -------        ------------              --------
Corporate assets                                                                                                    22,701
                                                                                                                  --------
Total assets                                                                                                      $533,746
                                                                                                                  --------
1993
Sales to unaffiliated customers                       $734,159          $121,514        $         --              $855,673
Transfers between geographic areas                      29,381             7,165             (36,546)                   --
                                                      --------          --------        ------------                    --
Net sales                                             $763,540          $128,679            $(36,546)             $855,673
                                                      --------          --------        ------------              --------
Net income (loss)                                     $ 30,687         $  (8,633)       $         --              $ 22,054
                                                      --------         ---------        ------------              --------
Identifiable assets                                   $432,650         $  35,161        $         --              $467,811
                                                      --------         ---------        ------------              --------
Corporate assets                                                                                                    26,531
                                                                                                                  --------
Total assets                                                                                                      $484,342
                                                                                                                  --------

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Herman Miller, Inc.:

We have audited the accompanying consolidated balance sheets of Herman Miller, Inc. (a Michigan corporation) and subsidiaries as of June 3, 1995, and May 28, 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended June 3, 1995. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Herman Miller, Inc., and subsidiaries as of June 3, 1995, and May 28, 1994, and the results of their operations and their cash flows for each of the three years in the period ended June 3, 1995, in conformity with generally accepted accounting principles.

Arthur Andersen LLP
Grand Rapids, Michigan
June 30, 1995

MANAGEMENT'S REPORT ON FINANCIAL STATEMENTS


The consolidated financial statements of Herman Miller, Inc., and subsidiaries were prepared by and are the responsibility of management. The statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances and include amounts that are based on management's best estimates and judgments.

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

The consolidated financial statements have been audited by the independent public accounting firm Arthur Andersen LLP, whose appointment is ratified annually by shareholders at the annual shareholders meeting. The independent public accountants conduct a review of internal accounting controls to the extent required by generally accepted auditing standards and perform such tests and related procedures as they deem necessary to arrive at an opinion on the fairness of the financial statements.

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

Michael A. Volkema President and Chief Executive Officer
June 30, 1995

Item 9  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No changes in, or disagreements with, accountants referenced in Item 304 of Regulation S-K occurred during the 24-month period ended June 3, 1995.

                                   PART III

Item 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of Registrant

Information relating to directors and director nominees of the registrant is contained under the caption "Director and Executive Officer Information," in the company's definitive Proxy Statement, dated August 21, 1995, relating to the company's 1995 Annual Meeting of Shareholders and the information within that section is incorporated by reference. Information relating to Executive Officers of the company is included in Part I hereof entitled "Executive Officers of the Registrant." Information relating to delinquent filers pursuant to Item 405 of Regulation S-K is contained under the caption "Miscellaneous" in the company's definitive Proxy Statement dated August 21, 1995.

There are no family relationships between or among the above-named executive officers. There are no arrangements or understandings between any of the above-named officers pursuant to which any of them was named an officer.

Except as discussed in this paragraph, each of the named officers has served the company in an executive capacity for more than five years. Prior to joining the company, Mr. Broser was a vice president of Dow Corning Corporation. Mr. Groulx was manager of Economic Evaluation Business Control at Dow Corning Corporation. From February 1995 to May 1995, Mr. Volkema was president and chief executive officer of Coro, Inc. (a subsidiary of Herman Miller, Inc.), and prior to May 1993 to September 1994, was president and chairman of the board of Meridian, Inc.(a subsidiary of Herman Miller, Inc.).

Item 11  EXECUTIVE COMPENSATION

Information relating to management remuneration is contained under the tables and discussions on pages 10-12 in the company's definitive Proxy Statement, dated August 21, 1995, relating to the company's 1995 Annual Meeting of Shareholders, and the information within those sections is incorporated by reference.

Item 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

The sections entitled "Voting Securities and Principal Shareholders" and "Director and Executive Officer Information" in the definitive Proxy Statement, dated August 21, 1995, relating to the company's 1995 Annual Meeting of Shareholders and the information within those sections is incorporated by reference.

Item 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions contained under the captions "Director and Executive Officer Information" and "Compensation of Board Members and Non-Employee Officers" in the definitive Proxy Statement, dated August 21, 1995, relating to the company's 1995 Annual Meeting of Shareholders is incorporated by reference.

                                    PART IV

Item 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND
REPORTS ON FORM 8-K

(a)      1.      Financial Statements

         The following consolidated financial statements of the company are included in this Form 10-K on the pages noted:

                                                                             Page Number in
                                                                             the Form 10-K
                                                                             -------------

         Consolidated Statements of Income                                          17
         Consolidated Balance Sheets                                                18
         Consolidated Statements of Shareholders' Equity                            19
         Consolidated Statements of Cash Flows                                      20
         Notes to Consolidated Financial Statements                                21-33
         Report of Independent Public Accountants                                   34
         Management's Report on Financial Statements                                35

(a)      2.      Financial Statement Schedule

         The following financial statement schedule and related Report of Independent Public Accountants on the Financial Statement Schedule are included in this Form 10-K on the pages noted:

                                                                             Page Number in
                                                                             this Form 10-K
                                                                             --------------

         Report of Independent Public Accountants                                   39
         on Financial Statement Schedule

         Consent of Independent Public Accountants                                  40


                                                                             Page Number in
                                                                             this Form 10-K
                                                                             --------------

         Schedule VIII-      Valuation and Qualifying
                             Accounts and Reserves for
                             the Years Ended June 3,
                             1995; May 28, 1994; and
                             May 29, 1993                                          42

         All other schedules required by Form 10-K Annual Report have been omitted because they were inapplicable, included in the notes to consolidated financial statements, or otherwise not required under instructions contained in Regulation S-X.

         (a)     3.       Exhibits

         Reference is made to the Exhibit Index which is found on pages 43 through 44 of this Form 10-K Annual Report.

         (b)     Reports on Form 8-K

                 No reports on Form 8-K were filed during the fourth quarter of the year ended June 3, 1995.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors of Herman Miller, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Herman Miller, Inc., and subsidiaries included in this Form 10-K, and have issued our report thereon dated June 30, 1995. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed at Item 14(a)2 above is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

         /s/ Arthur Andersen LLP
         -----------------------
         ARTHUR ANDERSEN LLP
         Grand Rapids, Michigan
         June 30, 1995

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Herman Miller, Inc.:

As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K, into the Company's previously filed Form S-8 Registration Statement File Numbers 33-5810, 33-43234, 33-43235, 33-45812, and 2-84202.

                 /s/ Arthur Andersen LLP
                 -----------------------
                 ARTHUR ANDERSEN LLP
                 Grand Rapids, Michigan
                 August 23, 1995

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERMAN MILLER, INC.


/s/  Michael A. Volkema              and      /s/  Brian C. Walker
-----------------------                       -------------------------------
By   Michael A. Volkema                            Brian C. Walker
     (President and Chief Executive Officer)       (Vice President of Finance)


Date: August 23, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on August 23, 1995, by the following persons on behalf of the Registrant in the capacities indicated. Each Director of the Registrant, whose signature appears below, hereby appoints Michael A. Volkema as his attorney-in-fact, to sign in his name and on his behalf, as a Director of the Registrant, and to file with the Commission any and all amendments to this Report on Form 10-K.



         /s/ Richard H. Ruch               /s/ Michael A. Volkema
         -----------------------           ---------------------------
         Richard H. Ruch                   Michael A. Volkema
         (Chairman of the Board)           (President, Chief Executive
                                           Officer and Director)


         /s/ William K. Brehm              /s/ E. David Crockett
         --------------------              ---------------------
         William K. Brehm                  E. David Crockett
         (Director)                        (Director)


         /s/ Alan M. Fern                  /s/ Lord Griffiths of Fforestfach
         ----------------                  ---------------------------------
         Alan M. Fern                      Lord Griffiths of Fforestfach
         (Director)                        (Director)


         /s/ David L. Nelson               /s/ C. William Pollard
         -------------------               ----------------------
         David L. Nelson                   C. William Pollard
         (Director)                        (Director)


         /s/ Charles D. Ray                /s/ Ruth A. Reister
         ------------------                -------------------
         Charles D. Ray                    Ruth A. Reister
         (Director)                        (Director)

                    HERMAN MILLER, INC., AND SUBSIDIARIES

               SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS
                                (In Thousands)

Column A                                                    Column B         Column C         Column D         Column E
--------                                                    --------         --------         --------         --------
                                                                             Additions        Uncollectible
                                                            Balance at       charged to       accounts         Balance
                                                            beginning        costs and        written off      at end
Description                                                 of period        expenses         (net)   (1)      of period
-----------                                                 ---------        --------         -----------      ---------
Year ended June 3, 1995:
   Allowance for possible losses
   on accounts receivable                                     $6,742           $  405           $  (33)          $7,180

   Allowance for possible losses
   on notes receivable                                        $2,159           $1,000           $  532           $2,627

Year ended May 28, 1994:
   Allowance for possible losses                              $6,168           $  731           $  157           $6,742
   on accounts receivable

   Allowance for possible losses                              $2,106           $2,750           $2,697           $2,159
   on notes receivable

Year ended May 29, 1993:
   Allowance for possible losses
   on accounts receivable                                     $7,604           $1,492           $2,928           $6,168

   Allowance for possible losses
   on notes receivable                                        $1,531           $6,000           $5,425           $2,106

(1) Includes effects of foreign currency translation.

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

         (d)     Amended and Restated Bylaws are incorporated by reference
                 to Exhibit 3(d) of the Registrant's Form 10Q filed for the quarter ended December 1, 1990.

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

(10)     Material Contracts

         (a) Description of Officers Executive Incentive Plan is incorporated by reference to Exhibit 10(e) of the Registrant's 1981 Form
                 10-K Annual Report. *

         (b) Officers' Supplemental Retirement Income Plan is incorporated by reference to Exhibit 10(f) of the Registrant's 1986 Form 10-K
                 Annual Report. *


                                                                                                         Page
                                                                                                         ----
Exhibit Index (continued)

         (c)     Officers' Salary Continuation Plan is incorporated by reference to
                 Exhibit 10(g) of the Registrant's 1982 Form 10-K Annual
                 Report. *

         (d)     Herman Miller, Inc., Plan for Severance Compensation after Hostile
                 Takeover is incorporated by reference to Exhibit 10(f) of
                 the Registrant's 1986 Form 10-K Annual Report. *

         (e)     Amended Herman Miller, Inc., Plan for Severance Compensation after
                 Hostile Takeover, dated January 17, 1990, is incorporated
                 by reference to Exhibit 10(n) of the Registrant's 1990 Form 10-K
                 Annual Report. *

         (f)     Incentive Share Grant Agreement, dated July 15, 1992, between the company and J. Kermit Campbell is incorporated by reference to Exhibit
                 10(r) of the Registrant's 1993 Form 10-K Annual Report. *

         (g)     Herman Miller, Inc., Long-Term Incentive Plan, dated October 6, 1994, is incorporated by reference to Appendix A of the Registrant's 1994
                 Proxy Statement. *

         (h)     Herman Miller, Inc., 1994 Nonemployee Officer and Director
                 Stock Option Plan, dated October 6, 1994, is incorporated by reference as
                 Appendix B of the Registrant's 1994 Proxy Statement. *

         (i)     Herman Miller, Inc., 1994 Key Executive Stock Purchase Assistant Plan,
                 dated October 6, 1994, is incorporated by reference to Appendix C of the Registrant's 1994 Proxy Statement. *

         * denotes compensatory plan or arrangement.

(11)     Computation of Per Share Earnings.                                                            45

(22)     Subsidiaries.                                                                                 46

(27)     Financial Data Schedule (exhibit available upon request)
