Form 10-Q
period 1995-09-02
MILLER HERMAN INC
filed 1995-10-11
CIK 66382

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q

  X           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
-----         OF THE SECURITIES EXCHANGE ACT OF 1934

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
-----         OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 2, 1995             Commission File No. 0-5813


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

Common Stock Outstanding at September 30, 1995--24,893,409 shares.

The Exhibit Index appears at page 15.

                         HERMAN MILLER, INC. FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 2, 1995
                                     INDEX


                                                                        Page No.
                                                                        --------

Part I-Financial Information

      Condensed Consolidated Balance Sheets--                               3
            September 2, 1995, and June 3, 1995

      Condensed Consolidated Statements of Income--                         4
            Three Months Ended September 2, 1995,
            and September 3, 1994

      Condensed Consolidated Statements of Cash Flows--                     5
            Three Months Ended September 2, 1995,
            and September 3, 1994

      Notes to Condensed Consolidated Financial Statements                 6-8

      Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  9-11

Part II-Other Information

      Submission of Matters to Vote of Security Holders                     12

      Exhibits and Reports on Form 8-K                                      13

      Signatures                                                            14

      Exhibit Index                                                         15

                              HERMAN MILLER, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                            Sept. 2,        June 3,
                                                             1995            1995
                                                          -----------     -----------
                                                          (unaudited)      (audited)

  ASSETS
  ------

  CURRENT ASSETS:


        Cash and cash equivalents                          $ 17,193       $ 16,488
        Accounts receivable, net                            173,310        165,107
        Inventories--
          Finished goods                                     29,177         26,260
          Work in process                                    11,463          8,074
          Raw materials                                      35,605         36,742
                                                           --------       --------
            Total inventories                                76,245         71,706
                                                           --------       --------

        Prepaid expenses and other                           44,114         44,445
                                                           --------       --------


            Total current assets                            310,862        297,116
                                                           --------       --------
  PROPERTY AND EQUIPMENT, AT COST:                          523,965        513,455
        Less-accumulated depreciation                       253,641        243,271
                                                           --------       --------
            Net property and equipment                      270,324        270,184
                                                           --------       --------

  OTHER ASSETS:

        Notes receivable, net                                41,370         43,734
        Other noncurrent assets                              42,501         47,978
                                                           --------       --------

            Total assets                                   $665,057       $659,012
                                                           ========       ========





                                                        Sept. 2,      June 3,
                                                         1995          1995
                                                     ------------   -----------
                                                     (unaudited)    (audited)

 LIABILITIES & SHAREHOLDERS' EQUITY
 ----------------------------------

 CURRENT LIABILITIES:
      Current portion of long-term debt              $    477       $    452
      Notes payable                                    28,957         83,591
      Accounts payable                                 54,089         51,819
      Accruals                                        128,343        121,679
                                                      -------        -------
        Total current liabilities                     211,866        257,541
                                                      -------        -------

 LONG-TERM DEBT, less current portion                  97,505         60,145

 OTHER LIABILITIES                                     58,882         54,411

 SHAREHOLDERS' EQUITY:
      Common stock $.20 par value                       4,973          4,967
      Additional paid-in capital                       22,255         21,564
      Retained earnings                               279,415        270,631
      Cumulative translation adjustment                (7,804)        (6,985)
      Key executive stock programs                     (2,035)        (3,262)
                                                      -------        -------
        Total shareholders' equity                    296,804        286,915
                                                      -------        -------
       Total liabilities and
          shareholders' equity                       $665,057       $659,012
                                                     ========       ========









     See accompanying notes to condensed consolidated financial statements.

                              HERMAN MILLER, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                                  Three Months Ended
                                                                                                  ------------------

                                                                                                  Sept. 2,      Sept. 3,
                                                                                                  1995(1)       1994(2)
                                                                                                 ---------     ---------
NET SALES                                                                                        $293,178       $252,831

COST AND EXPENSES:

    Cost of goods sold                                                                            190,299        161,820
    Operating expenses                                                                             83,336         77,813
    Interest expense                                                                                2,101            990
    Other income, net                                                                              (1,472)          (929)
                                                                                                 --------       --------
                                                                                                  274,264        239,694
                                                                                                 --------       --------

INCOME BEFORE TAXES ON INCOME                                                                      18,914         13,137

PROVISION FOR TAXES ON INCOME                                                                       6,900          5,200
                                                                                                 --------       --------

NET INCOME                                                                                       $ 12,014       $  7,937
                                                                                                 ========       ========

NET INCOME PER SHARE                                                                             $    .48       $    .32
                                                                                                 ========       ========

DIVIDENDS PER SHARE OF COMMON STOCK                                                              $    .13       $    .13
                                                                                                 ========       ========

See accompanying notes to condensed consolidated financial statements.

(1) Represents 13 weeks
(2) Represents 14 weeks

                              HERMAN MILLER, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF
                                   CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                          Three Months Ended
                                                                          ------------------
                                                                    Sept. 2             Sept. 3,
                                                                     1995(1)             1994(2)
                                                                   ----------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                      $12,014            $ 7,937
     Depreciation and amortization                                    11,867              9,325
     Other, net                                                         (760)           (14,514)
                                                                     -------            -------
     Net cash provided by operating activities                        23,121              2,748
                                                                     -------            -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Notes receivable repayments                                     119,569             93,548
     Notes receivable issued                                        (117,509)           (93,863)
     Capital expenditures                                            (11,371)           (11,744)
     Other, net                                                        2,798             (9,976)
                                                                     -------            --------
     Net cash used for investing activities                           (6,513)           (22,035)
                                                                     -------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net common stock issued                                           3,038                842
     Net long-term debt borrowings (repayments)                       37,436                (58)
     Net short-term debt borrowings (repayments)                     (53,955)            15,663
     Dividends paid                                                   (3,231)            (3,197)
     Common stock purchased and retired                                   --               (253)
     Other, net                                                          (51)               (72)
                                                                     -------            -------
     Net cash provided by (used for) financing activities            (16,763)            12,925
                                                                     -------            -------

EFFECT OF EXCHANGE RATE
     CHANGES ON CASH                                                     860                198
                                                                     -------            -------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                    705             (6,164)

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                              16,488             22,701
                                                                     -------            -------

CASH AND CASH EQUIVALENTS,
     AT END OF PERIOD                                                $17,193            $16,537
                                                                     =======            =======

See accompanying notes to condensed consolidated financial statements.

(1) Represents 13 weeks
(2) Represents 14 weeks

                              HERMAN MILLER, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


FOOTNOTE DISCLOSURES

The condensed consolidated financial statements have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The company believes that the disclosures made in this document are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company's Annual Report on Form 10-K for the year ended June 3, 1995.

FISCAL YEAR

The company's fiscal year ends on the Saturday closest to May 31. Accordingly, the year ended June 3, 1995, contained 53 weeks, and the year ending June 1, 1996, contains 52 weeks.

RESTRUCTURING CHARGES

In the fiscal year ended June 3, 1995, the company recorded $31.9 million in pretax restructuring charges, which reduced net income by $20.3 million, or $.82 per share. A charge of $15.5 million was taken in the second quarter of fiscal 1995, to account for the closure of certain of the company's manufacturing and logistics facilities prior to the relocation of their production activities to other U.S. Herman Miller facilities. In addition, the charge also included the costs associated with the closure of and discontinuance of wood casegoods manufacturing in the Sanford, North Carolina, facility and the transfer of products produced there to Geiger International of Atlanta, Georgia, a respected contract provider of quality wood casegoods.

The $16.4 million charge recorded in the fourth quarter of fiscal 1995 included charges in the United States for reductions in employment and the discontinuation of a product development program at the company's healthcare subsidiary, Milcare.

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

Amounts paid or charged against these reserves during the first quarter of fiscal 1996 were as follows:

                                                   June 3, 1995      Costs paid       Ending
In Thousands                                          Balance        or charged      Balance
                                                   -----------       ----------      -------
Facilities and equipment                             $10,829          $1,559         $9,270
Termination benefits                                  12,279           7,388          4,891
Other exit costs                                       1,310             413            897
                                                     -------          ------        -------
                                                     $24,418          $9,360        $15,058
                                                     =======          ======        =======


SUPPLEMENTAL CASH FLOW INFORMATION

Cash and cash equivalents include all highly liquid debt instruments purchased as part of the company's cash management function. Due to the short maturities of these items, the carrying amount approximates fair value.

Cash payments for income taxes and interest (in thousands) were as follows:

                                                                          Three Months Ended
                                                                          -------------------
                                                                      Sept. 2,             Sept. 3,
                                                                        1995                1994
                                                                     ---------            ---------
     Interest paid                                                      $2,510             $  964
     Income taxes paid                                                  $2,531             $3,808

CONTINGENCIES

On January 7, 1992, Haworth, Inc. ("Haworth") filed a lawsuit against the company, alleging that the electrical systems used in certain of the company's products infringe one or more of Haworth's patents. Discovery in this proceeding, which is pending in the U.S. District Court for the Western District of Michigan (Southern Division), is substantially complete. The company has requested a jury trial; however, no date has been set. Based on the prevailing facts and the nature of the proceedings, the company believes that it is more likely than not that the litigation will proceed to trial.

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

The company continues to defend its position vigorously and has established a reserve of $12.0 million as of September 2, 1995, that management believes will be adequate to defray the costs of litigation. The company believes, based upon written opinion of counsel, that its products do not infringe Haworth's patents and that the company is more likely than not to prevail on the merits.

At this time, management does not expect the ultimate resolution of this matter to have a material adverse effect on the company's consolidated financial position. However, the outcome of this matter is not subject to prediction with certainty.

REPORT OF MANAGEMENT

In the opinion of the company, the accompanying unaudited condensed consolidated financial statements taken as a whole contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of the company as of September 2, 1995, and the results of its operations and cash flows for the three months then ended. Interim results are not necessarily indicative of results for a full year.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain significant factors which have affected the company's financial condition and earnings during the periods included in the accompanying condensed consolidated financial statements.

A.          Financial Summary

            A summary of the period-to-period changes is shown below. It should be noted that the three months ended September 2, 1995, contained 13 weeks versus the three months ended September 3, 1994, which contained 14 weeks. All amounts are increases (decreases) unless otherwise noted. Dollars are shown in thousands.


                                                                               $                    %
                                                                           --------              -------
            NET SALES                                                        40,347                 16.0

            COST OF GOODS SOLD                                               28,479                 17.6

            OPERATING EXPENSES                                                5,523                  7.1

            INTEREST EXPENSE                                                  1,111                112.2

            OTHER INCOME NET*                                                  (543)               (58.4)

            INCOME BEFORE TAXES ON INCOME                                     5,777                 44.0

            PROVISION FOR TAXES ON INCOME                                     1,700                 32.7

            NET INCOME                                                        4,077                 51.4

* Represents an increase in other income

B.       Results of Operations

         First Quarter FY 1996 versus First Quarter FY 1995

         Net sales increased $40.3 million, or 16.0 percent, for the three months (13 weeks) ended September 2, 1995, over the first quarter (14 weeks) results a year ago. For the first three months of fiscal 1996, the company had net sales of $293.2 million, compared with net sales of $252.8 million in the first three months last year. Net sales of $293.2 million were the highest ever recorded in the first quarter. The increase primarily was due to unit volume increases and acquisitions during the past year.

         New orders increased 9.6 percent, to $316.9 million. The backlog of unfilled orders at September 2, 1995, was $177.9 million, compared with $151.0 million a year earlier, and $169.8 million at June 3, 1995.

         Gross margin decreased to 35.1 percent during the first quarter of 1996, compared to a gross margin of 36.0 percent in the first quarter of 1995. The decrease from the prior year first quarter is primarily attributable to increased raw material costs experienced throughout fiscal 1995.

         Operating expenses, as a percent of sales, decreased to 28.4 percent compared with 30.8 percent in the first quarter of last year. This improvement is the result of the restructuring implemented in the fourth quarter of last year which included: early retirement, employment reductions, and discontinuing noncritical consulting contracts, coupled with increased net sales. Total operating expenses increased $5.5 million from $77.8 million in the first quarter of last year to $83.3 million. Operating expenses attributable to acquisitions and new ventures were $7.0 million. Additional factors contributing to the increase were a 3.5 percent year-over-year increase in compensation and benefits, increased depreciation and amortization, and costs which are variable with sales.

         Interest expense increased $1.1 million over first quarter fiscal 1995. Total interest-bearing debt was $126.9 million at the end of the first quarter of fiscal 1996, compared with $144.2 million at June 3, 1995, and $86.1 million at September 3, 1994.

         The effective tax rate for the first quarter was 36.5 percent compared with 39.6 percent in the same period of last year. The lower rate is the result of increased profitability in the UK which has net operating loss carryforwards to offset pretax income.

         Net income increased 51.4 percent to $12.0 million in the first quarter (13 weeks), compared to $7.9 million for the same period last year (14 weeks).

         United States net sales were up 10.1 percent for the first quarter, after being up 16.0 percent in the fourth quarter of fiscal 1995. These increases reflect sales of our new seating product lines, and strong growth in our domestic subsidiaries--Meridian and Phoenix Designs.

         Net sales of international operations and export sales from the United States in the first quarter ended September 2, 1995, totaled $55.0 million compared with $36.5 million last year. Net loss from the company's international operations and export sales from the United States for the first quarter increased $.2 million to a $1.1 million loss, compared with net loss of $.9 million for the same period last year.

         Net sales from international operations and exports from the United States increased 50.9 percent over the first quarter of last year.
         The first quarter increase primarily was due to a stronger performance in our core European operations and the inclusion of Herman Miller Italia, which was acquired in the fourth quarter of last year. European net sales, including Herman Miller Italia, more than doubled and new orders increased 84 percent compared to the same period of last year.

         While we have had consistent growth in the net sales of our international operations, we have not been able to improve the profitability to an acceptable level. This is due to negative operating profits in our Mexican and German operations and the cost of integrating Herman Miller Italia. Poor results in Europe and Mexico reflect the poor economic conditions existing in those market.

C.       Financial Condition, Liquidity, and Capital Resources

         First Quarter FY 1996 versus First Quarter FY 1995

         1. Cash flow from operating activities increased to $23.1 million versus $2.8 million in the first quarter of 1995. The $20.3 million increase in cash provided by operating activities was due to the improved profitability and a reduction in cash used for working capital items.
         2. Days sales in accounts receivable plus days sales in inventory decreased to 89.2 days versus 91.2 days on June 3, 1995.
         3. Total interest-bearing debt decreased to $126.9 million compared to $144.2 million at June 3, 1995. Debt-to-total capital now stands at 29.9 percent versus 33.5 percent on June 3, 1995. We expect interest bearing debt to remain in the range of $125 to $145 million for the remainder of the year.
         4. Capital expenditures for the quarter were $11.4 million versus $11.7 million in the first quarter of 1995. The expenditures were primarily for new facilities at our fastest growing subsidiaries and new or improved internal processes. Capital expenditures for the year are expected to be in the range of $75 to $80 million.

Part II

Item 4:  Submission of Matters to Vote of Security Holders

At the Annual Shareholders Meeting held October 5, 1995, the shareholders voted on various proposals presented in the company's 1995 definitive proxy statement. The results of the votes follow:

1. Proposal to elect four directors to serve a term of three years and one director for a term of one year:

                                                                                         Broker
                                                   For         Against      Withheld       Non-vote
                                                   ---         -------      --------       --------
         a.      Terms expiring in 1998

                 Dr. E. David Crockett          22,504,146        0          332,792         0

                 David L. Nelson                22,522,017        0          314,921         0

                 Charles D. Ray, M.D.           22,481,148        0          355,790         0

                 Michael A. Volkema             22,532,207        0          304,731         0

         b.      Term expiring in 1996

                 J. Harold Chandler             22,483,164        0          353,774         0

2.       Proposal to approve the Herman Miller, Inc., 1995 Employee Stock
         Purchase Plan

                                                                                         Broker
                                                For          Against      Withheld       Non-vote
                                                ---          -------      --------       --------
                                             21,977,996       263,432      443,177        152,333

3. Proposal to ratify the appointment of Arthur Andersen LLP as the independent public accountants for the company for the fiscal year ending June 1, 1996.

                                                                                         Broker
                                                For          Against      Withheld       Non-vote
                                                ---          -------      --------       --------
                                             22,783,099       24,175       29,664           0

Part II

Item 6:   Exhibits and Reports on Form 8-K

1.       Exhibits

         See Exhibit Index

2.       Reports on Form 8-K

         No reports on Form 8-K were filed during the three months ended September 2, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

                                               HERMAN MILLER, INC.



October 11, 1995                               /s/ Michael A. Volkema
                                               -----------------------------
                                               Michael A. Volkema
                                               (President and
                                               Chief Executive Officer)



October 11, 1995                               /s/ Brian C. Walker
                                               -----------------------------
                                               Brian C. Walker
                                               (Vice President, Finance)

Exhibit Index

(11)     Computations of earnings per common share.

(27)     Financial Data Schedule (Exhibit available upon request)