Form 10-Q/A
period 1995-09-02
MILLER HERMAN INC
filed 1996-01-05
CIK 66382

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549



                                  FORM 10-Q/A


__X__  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                                             Yes __X__   No ____

       (2) has been subject to such filing requirements for the past 90 days.

                                                             Yes __X__   No ____

Common Stock Outstanding at September 30, 1995--24,893,409 shares.

The Exhibit Index appears at page 14.

                         HERMAN MILLER, INC. FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 2, 1995
                                     INDEX



Pursuant to Rule 12b-15 under the Securities Act of 1934, as amended, the Registrant is filing this amendment to its Quarterly Report on Form 10-Q, which amendment contains restated financial information as of and for the three-month period ended September 2, 1995. There have been no changes or restatements of the financial information as of and for the three-month period ended September 3, 1994.


                                                                                              Page No.
                                                                                              --------
Part I___Financial Information

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

Part II___Other Information

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

                              HERMAN MILLER, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)


                                                         Sept. 2,       June 3,
                                                          1995            1995
                                                       -----------     -----------
                                                        (unaudited)      (audited)
  ASSETS
  CURRENT ASSETS:

        Cash and cash equivalents                         $  17,193      $  16,488
        Accounts receivable, net                            173,310        165,107
        Inventories--
          Finished goods                                     29,177         26,260
          Work in process                                    11,463          8,074
          Raw materials                                      35,605         36,742
                                                           --------       --------
            Total inventories                                76,245         71,706
                                                           --------       --------

        Prepaid expenses and other                           44,114         44,445
                                                           --------       --------

            Total current assets                            310,862        297,116
                                                           --------       --------

  PROPERTY AND EQUIPMENT, AT COST:                          523,965        513,455
        Less-accumulated depreciation                       253,641        243,271
                                                           --------       --------
            Net property and equipment                      270,324        270,184
                                                           --------       --------

  OTHER ASSETS:
        Notes receivable, net                                41,370         43,734
        Other noncurrent assets                              42,501         47,978
                                                           --------       --------
            Total assets                                   $665,057       $659,012
                                                           ========       ========


                                                           Sept. 2,        June 3,
                                                             1995           1995
                                                           --------        -------
                                                          (unaudited)     (audited)
      LIABILITIES & SHAREHOLDERS' EQUITY

      CURRENT LIABILITIES:
           Current portion of long-term debt               $    477      $      452
           Notes payable                                     28,957          83,591
           Accounts payable                                  54,089          51,819
           Accruals                                         128,343         121,679
                                                           --------        --------
             Total current liabilities                      211,866         257,541
                                                           --------        --------

      LONG-TERM DEBT, less current portion                   97,505          60,145

      OTHER LIABILITIES                                      58,882          54,411
                                                           --------        --------

      SHAREHOLDERS' EQUITY:
           Common stock $.20 par value                        4,973           4,967
           Additional paid-in capital                        22,255          21,564
           Retained earnings                                279,415         270,631
           Cumulative translation adjustment                 (7,804)         (6,985)
           Key executive stock programs                      (2,035)         (3,262)
                                                           --------        --------

             Total shareholders' equity                     296,804         286,915
                                                           --------        --------
            Total liabilities and
               shareholders' equity                        $665,057        $659,012
                                                           ========        ========



    See accompanying notes to condensed consolidated financial statements.

                             HERMAN MILLER, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


                                                                                                 Three Months Ended
                                                                                                 ------------------
                                                                                                  Sept. 2,
                                                                                                  1995(1)     Sept. 3,
                                                                                               (as amended)    1994(2)
                                                                                               ------------    -------
NET SALES                                                                                        $301,088       $252,831

COST AND EXPENSES:

    Cost of goods sold                                                                            198,209        161,820
    Operating expenses                                                                             83,336         77,813
    Interest expense                                                                                2,101            990
    Other income, net                                                                              (1,472)          (929)
                                                                                                  -------       --------
                                                                                                  274,264        239,694
                                                                                                  -------       --------

INCOME BEFORE TAXES ON INCOME                                                                      18,914         13,137

PROVISION FOR TAXES ON INCOME                                                                       6,900          5,200
                                                                                                  -------       --------

NET INCOME                                                                                        $12,014       $  7,937
                                                                                                  =======       ========

NET INCOME PER SHARE                                                                              $   .48       $    .32
                                                                                                  =======       ========

DIVIDENDS PER SHARE OF COMMON STOCK                                                               $   .13       $    .13
                                                                                                  =======       ========


See accompanying notes to condensed consolidated financial statements.

(1) Represents 13 weeks
(2) Represents 14 weeks

                              HERMAN MILLER, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF
                                   CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                       Three Months Ended
                                                                       ------------------
                                                                    Sept. 2,            Sept. 3,
                                                                     1995(1)             1994(2)
                                                                  ----------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                       $12,014           $  7,937
     Depreciation and amortization                                     11,867              9,325
     Other, net                                                          (760)           (14,514)
                                                                      -------           --------
     Net cash provided by operating activities                         23,121              2,748
                                                                      -------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Notes receivable repayments                                      119,569             93,548
     Notes receivable issued                                         (117,509)           (93,863)
     Capital expenditures                                             (11,371)           (11,744)
     Other, net                                                         2,798             (9,976)
                                                                      -------           --------
     Net cash used for investing activities                            (6,513)           (22,035)
                                                                      -------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net common stock issued                                            3,038                842
     Net long-term debt borrowings (repayments)                        37,436                (58)
     Net short-term debt borrowings (repayments)                      (53,955)            15,663
     Dividends paid                                                    (3,231)            (3,197)
     Common stock purchased and retired                                    --               (253)
     Other, net                                                           (51)               (72)
                                                                      -------           --------
     Net cash provided by (used for) financing activities             (16,763)            12,925
                                                                      -------           --------

EFFECT OF EXCHANGE RATE
     CHANGES ON CASH                                                      860                198
                                                                     --------           --------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                     705             (6,164)

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                               16,488             22,701
                                                                       ------           --------

CASH AND CASH EQUIVALENTS,
     AT END OF PERIOD                                                 $17,193           $ 16,537
                                                                      =======           ========

See accompanying notes to condensed consolidated financial statements.

(1) Represents 13 weeks
(2) Represents 14 weeks

                             HERMAN MILLER, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


AMENDMENT



The 10Q as originally filed contained an understatement of net sales and cost of goods sold. This understatement did not impact the dollars of gross margin, operating expenses, or net income as previously reported.


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

Amounts paid or charged against these reserves during the first quarter of fiscal 1996 were as follows:

                                               June 3, 1995       Costs paid          Ending
In Thousands                                      Balance         or charged          Balance
                                               -------------      ----------         --------
Facilities and equipment                       $10,829            $1,559             $9,270
Termination benefits                            12,279             7,388              4,891
Other exit costs                                 1,310               413                897
                                               -------            ------            -------
                                               $24,418            $9,360            $15,058
                                               =======            ======             ======


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


                                                                               $                    %
                                                                           --------              -------
            NET SALES                                                        48,257                 19.1

            COST OF GOODS SOLD                                               36,389                 22.5

            OPERATING EXPENSES                                                5,523                  7.1

            INTEREST EXPENSE                                                  1,111                112.2

            OTHER INCOME NET*                                                  (543)               (58.4)

            INCOME BEFORE TAXES ON INCOME                                     5,777                 44.0

            PROVISION FOR TAXES ON INCOME                                     1,700                 32.7

            NET INCOME                                                        4,077                 51.4


* Represents an increase in other income

B.       Results of Operations

         First Quarter FY 1996 versus First Quarter FY 1995


         Net sales increased $48.3 million, or 19.1 percent, for the three months (13 weeks) ended September 2, 1995, over the first quarter (14 weeks) results a year ago. For the first three months of fiscal 1996, the company had net sales of $301.1 million, compared with net sales of $252.8 million in the first three months last year. Net sales of $301.1 million were the highest ever recorded in a quarter. The increase primarily was due to unit volume increases and acquisitions during the past year.


         New orders increased 9.6 percent, to $316.9 million. The backlog of unfilled orders at September 2, 1995, was $177.9 million, compared with $151.0 million a year earlier, and $169.8 million at June 3, 1995.


         Gross margin decreased to 34.2 percent during the first quarter of 1996, compared to a gross margin of 36.0 percent in the first quarter of 1995. The decrease from the prior year first quarter is primarily attributable to increased raw material costs experienced throughout fiscal 1995.



         Operating expenses, as a percent of sales, decreased to 27.7 percent compared with 30.8 percent in the first quarter of last year. This improvement is the result of the restructuring implemented in the fourth quarter of last year which included: early retirement, employment reductions, and discontinuing noncritical consulting contracts, coupled with increased net sales. Total operating expenses increased $5.5 million from $77.8 million in the first quarter of last year to $83.3 million. Operating expenses attributable to acquisitions and new ventures were $7.0 million. Additional factors contributing to the increase were a 3.5 percent year-over-year increase in compensation and benefits, increased depreciation and amortization, and costs which are variable with sales.


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

         Net income increased 51.4 percent to $12.0 million in the first quarter (13 weeks compared to $7.9 million for the same period last year (14 weeks).

         United States net sales were up 13.7 percent for the first quarter, after being up 16.0 percent in the fourth quarter of fiscal 1995. These increases reflect sales of our new seating product lines, and strong growth in our domestic subsidiaries--Meridian and Phoenix Designs.


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

         2. Days sales in accounts receivable plus days sales in inventory decreased to 86.4 days versus 91.2 days on June 3, 1995.

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

                                                  HERMAN MILLER, INC.




January 5, 1996                                   /s/ Michael A. Volkema

                                                  --------------------------
                                                  Michael A. Volkema
                                                  (President and Chief
                                                  Executive Officer)




January 5, 1996                                   /s/ Brian C. Walker

                                                  --------------------------
                                                  Brian C. Walker
                                                  (Vice President, Finance)

Exhibit Index

(11)     Computations of earnings per common share.

(27)     Financial Data Schedule (Exhibit available upon request)