Form 10-Q
period 1995-12-02
MILLER HERMAN INC
filed 1996-01-12
CIK 66382

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q

  X           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

_____         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended December 2, 1995                    Commission File No. 0-5813


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

                                                             Yes   X     No ____

Common Stock Outstanding at December 29, 1995--25,190,864 shares.

The Exhibit Index appears at page 15.

                         HERMAN MILLER, INC. FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 2, 1995
                                     INDEX


                                                                                              Page No.
                                                                                              --------
Part I---Financial Information

      Condensed Consolidated Balance Sheets---
            December 2, 1995, and June 3,1995                                                   3

      Condensed Consolidated Statements of Income---
            Three Months and Six Months Ended December  2, 1995,
            and December 3, 1994                                                                4

      Condensed Consolidated Statements of Cash Flows---
            Six Months Ended December 2, 1995,
            and December 3, 1994                                                                5

      Notes to Condensed Consolidated Financial Statements                                      6-8

      Management's Discussion and Analysis of
            Financial Condition and Results of Operations                                       9-12

Part II---Other Information

      Exhibits and Reports on Form 8-K                                                          13

      Signatures                                                                                14

      Exhibit Index                                                                             15

                              HERMAN MILLER, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



                                                          December 2,       June 3,
                                                             1995            1995
                                                          ------------     --------
                                                          (unaudited)      (audited)
  ASSETS

  CURRENT ASSETS:
        Cash and cash equivalents                          $ 19,363        $ 16,488
        Accounts receivable, net                            195,104         165,107
        Inventories---
          Finished goods                                     30,408          26,260
          Work in process                                    11,599           8,074
          Raw materials                                      37,852          36,742
                                                           --------        --------
            Total inventories                                79,859          71,076
                                                           --------        --------

        Prepaid expenses and current
          deferred income taxes                              40,167          44,445
                                                           --------        --------

            Total current assets                            334,493         297,116
                                                           --------        --------

  PROPERTY AND EQUIPMENT, AT COST                           535,469         513,455
        Less-accumulated depreciation                       261,211         243,271
                                                           --------        --------
            Net property and equipment                      274,258         270,184
                                                           --------        --------

  OTHER ASSETS:

        Notes receivable, net                                44,164          43,734
        Other noncurrent assets                              44,710          47,978
                                                           --------        --------

            Total assets                                   $697,625        $659,012
                                                           ========        ========



                                                       December 2,                  June 3,
                                                         1995                       1995
                                                       ----------                 ---------
                                                       (unaudited)                (audited)
    LIABILITIES & SHAREHOLDERS' EQUITY
    ----------------------------------

    CURRENT LIABILITIES:
         Unfunded checks                                    $  10,306              $     --
         Current portion of long-term debt                        854                   452
         Notes payable                                         31,729                83,591
         Accounts payable                                      61,746                51,819
         Litigation accrual                                    44,000                    --
         Accruals                                             112,143               121,679
                                                             --------              --------
           Total current liabilities                          260,778               257,541
                                                             --------              --------


    LONG-TERM DEBT, less current portion                       74,002                60,145

    OTHER LIABILITIES                                          60,173                54,411

    SHAREHOLDERS' EQUITY:

         Common stock $.20 par value                            5,036                 4,967
         Additional paid-in capital                            30,707                21,564
         Retained earnings                                    281,092               270,631
         Cumulative translation adjustment                    (11,095)               (6,985)
         Key executive stock programs                          (3,068)               (3,262)
                                                             --------              --------

           Total shareholders' equity                         302,672               286,915
                                                             --------              --------
           Total liabilities and
             shareholders' equity                            $697,625              $659,012
                                                             ========              ========



     See accompanying notes to condensed consolidated financial statements.

                              HERMAN MILLER, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                               Three Months Ended             Six Months Ended
                                                                               ------------------             ----------------

                                                                              Dec. 2,     Dec. 3,           Dec. 2,    Dec. 3,
                                                                               1995        1994            1995(1)     1994(2)
                                                                             --------    --------          -------    --------
NET SALES                                                                    $ 328,393     $ 279,077     $ 629,481    $ 531,908

COST AND EXPENSES:

    Cost of goods sold                                                         215,740       179,719       413,949      341,539
    Operating expenses                                                          86,003        81,714       169,339      159,527
    Restructuring charges                                                           --        15,500            --       15,500
    Patent litigation settlements                                               16,515            --        16,515           --
    Interest expense                                                             1,589         1,280         3,690        2,270
    Other income, net                                                               36          (679)       (1,436)      (1,608)
                                                                             ---------     ---------     ---------    ---------
                                                                               319,883       277,534       602,057      517,228
                                                                             ---------     ---------     ---------    ---------

INCOME BEFORE TAXES ON INCOME                                                    8,510         1,543        27,424       14,680

PROVISION FOR TAXES ON INCOME                                                    3,555           100        10,455        5,300
                                                                             ---------     ---------     ---------    ---------

NET INCOME                                                                   $   4,955     $   1,443     $  16,969    $   9,380
                                                                             =========     =========     =========    =========

NET INCOME PER SHARE                                                         $     .20     $     .06     $     .68    $     .38
                                                                             =========     =========     =========    =========

DIVIDENDS PER SHARE OF COMMON STOCK                                          $     .13     $     .13     $     .26    $     .26
                                                                             =========     =========     =========    =========

See accompanying notes to condensed consolidated financial statements.

(1) Represents 26 weeks
(2) Represents 27 weeks

                              HERMAN MILLER, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF
                                   CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                            Six Months Ended
                                                                            ----------------
                                                                        Dec. 2,            Dec. 3,
                                                                        1995(1)            1994(2)
                                                                      ----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                       $  16,969         $   9,380
     Depreciation and amortization                                       22,836            19,574
     Restructuring charges                                                   --            15,500
     Litigation accrual                                                  33,000                --
     Changes in current assets and liabilities                          (23,006)          (47,146)
     Other, net                                                           7,619               572
                                                                      ---------         ---------
     Net cash provided (used for) by operating activities                57,418            (2,120)
                                                                      ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Notes receivable repayments                                        239,300           184,058
     Notes receivable issued                                           (230,262)         (192,267)
     Capital expenditures                                               (26,403)          (25,596)
     Other, net                                                             434           (10,665)
                                                                      ---------         ---------
     Net cash used for investing activities                             (16,931)          (44,470)
                                                                      ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net common stock issued                                              5,690             3,744
     Net long-term debt borrowings                                       13,871            29,883
     Net short-term debt borrowings (repayments)                        (51,008)           12,357
     Dividends paid                                                      (6,461)           (6,397)
     Common stock purchased and retired                                  (1,122)             (253)
     Other, net                                                            (103)             (146)
                                                                      ---------         ---------
     Net cash provided by (used for) financing activities               (39,133)           39,188
                                                                      ---------         ---------

EFFECT OF EXCHANGE RATE
     CHANGES ON CASH                                                      1,521               853
                                                                      ---------         ---------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                     2,875            (6,549)

CASH AND CASH EQUIVALENTS
     BEGINNING OF PERIOD                                                 16,488            22,701
                                                                      ---------         ---------

CASH AND CASH EQUIVALENTS
     AT END OF PERIOD                                                 $  19,363         $  16,152
                                                                      =========         =========

See accompanying notes to condensed consolidated financial statements.
(1) Represents 26 weeks
(2) Represents 27 weeks

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

FISCAL YEAR

The company's fiscal year ends on the Saturday closest to May 31. Accordingly, the year ended June 3, 1995, contains 53 weeks, and the year ending June 1, 1996, contains 52 weeks.

AMENDMENT

The Form 10Q as originally filed for the quarter ended September 2, 1995, has been amended. The original Form contained an understatement of net sales and cost of goods sold. This understatement did not impact the dollars of gross margin, operating expenses, or net income as previously reported.

UNFUNDED CHECKS

As a result of maintaining a consolidated cash management system, the company utilizes controlled disbursement bank accounts. These accounts are funded as checks are presented for payment, not when checks are issued. A book overdraft position of $10.3 million is included in current liabilities as unfunded checks at December 2, 1995. The company was not in an overdraft position at June 3, 1995.

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

Amounts paid or charged against these reserves during the first six months of fiscal 1996 were as follows:

                                                     June 3, 1995    Costs Paid            Ending
In Thousands                                            Balance      or Charged            Balance
                                                        -------      ----------            -------
Facilities and equipment                              $10,829          $ 2,853            $  7,976
Termination benefits                                   12,279            9,031               3,248
Other exit costs                                        1,310              498                 812
                                                      -------          -------            --------

                                                      $24,418          $12,382            $ 12,036
                                                      =======          =======            ========

SUPPLEMENTAL CASH FLOW INFORMATION

Cash and cash equivalents include all highly liquid debt instruments purchased as part of the company's cash management function. Due to the short maturities of these items, the carrying amount approximates fair value.

Cash payments for income taxes and interest (in thousands) were as follows:

                                                                          Six Months Ended
                                                                          ----------------
                                                                   December 2,          December 3,
                                                                      1995                 1994
                                                                   -----------          -----------
     Interest paid                                                   $3,614                $2,154
     Income taxes paid                                              $12,504                $7,835

CONTINGENCIES

During the second quarter ended December 2, 1995, the Company's Board of Directors authorized management to engage in settlement discussions with Haworth. In January 1996, the Company and Haworth agreed to the terms of a settlement.

The lawsuit, filed in January 1992, alleged that certain electrical products which the company offered infringed two patents held by Haworth. Haworth had sued Steelcase, Inc., in 1985 claiming that Steelcase's products infringed those same two patents. In 1989, Steelcase was held to infringe the patents, and the matter was referred to private dispute resolution to resolve the issue of damages. The patents at issue expired prior to December 1, 1994.

Since the date of initial claim, the Company has always been advised by our patent litigation counsel that it was more likely than not to prevail on the merits; however, the mounting legal costs, distraction of management focus, and the uncertainty present in any litigation made this settlement at this time something which the Company determined is in the best interest of its shareholders.

Under the settlement agreement, Herman Miller will pay Haworth $44 million in cash in exchange for a complete release. The release also covers Herman Miller's customers and suppliers. The companies have exchanged limited covenants not to sue with respect to certain existing and potential patent rights. Haworth has agreed not to sue under United States Patent 4,682,984 which refers to a construction process for making storage cabinets. In addition, Haworth has granted a limited covenant not to sue with respect to certain potential future patent rights on panel construction. Haworth will receive a limited covenant under three United States Patents--5,038,539; 4,685,255; and 4,876,835--all relating to one of the company's system product lines.

The company simultaneously reached a settlement with one of its suppliers. The supplier agreed to pay Herman Miller $11 million and to rebate over the next seven years a percentage of its sales to Herman Miller which are in excess of current levels. The $11 million, plus interest, will be paid in annual installments over a seven-year period. Herman Miller is also exploring the possibility of claims against other third parties.

Accordingly, the company has recorded a litigation settlement expense of $16,515,000, after giving effect to previously recorded reserves and the settlement with the supplier, in the second quarter of fiscal 1996.

REPORT OF MANAGEMENT

In the opinion of the company, the accompanying unaudited condensed consolidated financial statements taken as a whole contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the company as of December 2, 1995, and the results of its operations and cash flows for the six months then ended. Interim results are not necessarily indicative of results for a full year.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain significant factors which have affected the company's financial condition and earnings during the periods included in the accompanying condensed consolidated financial statements.

A.          Financial Summary

            A summary of the period-to-period changes is shown below. It should be noted that the six months ended December 2, 1995, contained 26 weeks. All amounts are increases (decreases) unless otherwise noted. Dollars are shown in thousands.


                                                                               Three Months                 Six Months
                                                                        ------------------------     -----------------------
                                                                             $            %              $             %
                                                                        ----------    ----------    ----------     ---------
            NET SALES                                                     49,316         17.7         97,573          18.3

            COST OF GOODS SOLD                                            36,021         20.0         72,410          21.2

            OPERATING EXPENSES                                             4,289          5.2          9.812           6.2

            RESTRUCTURING CHARGES                                        (15,500)      (100.0)       (15,500)       (100.0)

            PATENT LITIGATION SETTLEMENTS                                 16,515        100.0         16,515         100.0

            INTEREST EXPENSE                                                 309         24.1          1,420          62.6

            OTHER INCOME*                                                   (715)      (105.3)          (172)        (10.7)

            INCOME BEFORE TAXES ON INCOME                                  6,967        451.5         12,744          86.8

            PROVISION FOR TAXES ON INCOME                                  3,455      3,455.0          5,155          97.3

            NET INCOME                                                     3,512        243.4          7,589          80.9

            *Represents an increase in other income.

B.       Results of Operations

         Second Quarter FY 1996 versus Second Quarter FY 1995

         Net sales increased $49.3 million, or 17.7 percent, to a record $328.4 million for the three months ended December 2, 1995, compared to $279.1 million a year ago. Net sales of $629.5 million were recorded for the first six months of fiscal 1996 compared with net sales of $531.9 million in the first half of last year. The increase primarily was due to strong demand for our products in both domestic and international markets and acquisitions during the past year.

         United States net sales were up 19.7 percent for the second quarter, after being up 13.7 percent in the first quarter of fiscal 1996. The Business and Institute Furniture Manufacturers Association (BIFMA) estimates the U.S. market grew approximately 6.8 percent during the June to October time period.

         Net sales of international operations and export sales from the United States totaled $112.0 for the six months ended December 2, 1995, compared with $88.8 million last year. The increase was primarily due to strong growth in the United Kingdom and acquisitions in Italy and Canada in the fourth quarter of last year.

         New orders increased 21.6 percent, to $347.6 million for the second quarter and were the highest ever recorded in a three-month period. The backlog of unfilled orders at December 2, 1995, was $197.1 million, compared with $157.7 million a year earlier, and $169.8 million at June 3, 1995.

         Gross margin decreased to 34.3 percent during the second quarter of 1996, compared to a gross margin of 35.6 percent in the second quarter of 1995. The decrease from the prior year second quarter is primarily attributable to increased raw material costs experienced throughout fiscal 1995 and price erosion in our core U.S. business.

         Operating expenses as a percent of sales, decreased to 26.2 percent, excluding the patent litigation settlements, compared with
         29.3 percent, excluding the restructuring charge, in the second quarter of last year. This improvement is the result of the restructuring implemented in the fourth quarter of last year which included employment reductions and discontinuing noncritical consulting contracts, coupled with increased net sales. Total operating expenses increased $4.3 million from $81.7 million, excluding the restructuring charge, in the second quarter of last year to $86.0 million, excluding the patent litigation settlements. The increase in operating expenses is attributable to acquisitions and new ventures, a 3.5 percent year-over-year increase in compensation and benefits, increased depreciation and amortization, and costs which are variable with sales.

         Interest expense increased $.3 million over second quarter fiscal 1995. Total interest-bearing debt was $106.6 million at the end of the second quarter of fiscal 1996, compared with $144.2 million at June 3, 1995, and $112.6 million at December 3, 1994.

         The net impact of the litigation settlements, after giving effect to previously recorded reserves and settlements with third parties, was a $16.5 million charge to pretax income. The $16.5 million pretax charge had an after-tax impact of $10.6 million, or $.42 per share. After recording the charge, net income for the quarter and six months ended December 2, 1995, was $4.9 million ($.20 per share) and $16.9 million ($.68 per share), respectively. This compares with net income of $1.4 million ($.06 per share) and $9.4 million ($.38 per share) recorded in the same period of last year.

         The effective tax rate for the six-month period was 38.1 percent compared with 36.1 percent in the same period of last year. The higher rate is the result of losses incurred in Mexico, Canada, and Europe without a corresponding tax benefit.

         Net loss from the company's international operations and export sales from the United States for the six months ended December 2, 1995, increased $2.5 million to a $3.8 million loss, compared with net loss of $1.3 million for the same period last year.

         While the company has had consistent growth in the net sales of our international operations, it has not been able to improve the profitability to an acceptable level. This is due to negative operating profits in our Mexican operations and the cost of integrating Herman Miller Italia into the core European business. The weak peso and poor economic conditions in Mexico have resulted in a year-over-year decline in sales of nearly 52 percent, and, as a consequence, operating losses. Management believes, however, that these markets are essential components of the company's long-term international strategy.

C.       Financial Condition, Liquidity, and Capital Resources

         Second Quarter FY 1996 versus Second Quarter FY 1995

         1. Cash flow from operating activities increased to $57.4 million for the six months ended December 2, 1995, versus a use of $2.1 million in the same period a year ago. The $59.5 million increase in cash provided by operating activities was due to the improved profitability and a reduction in cash used for working capital items.
         2. Days sales in accounts receivable plus days sales in inventory decreased to 90.2 days versus 91.9 days on December 3, 1994, and 91.2 days on June 3, 1995.
         3. Total interest-bearing debt decreased to $106.6 million compared to $144.2 million at June 3, 1995. Debt-to-total capital now stands at 26.0 percent versus 33.5 percent on June 3, 1995. We have secured $60.0 million of additional long-term credit facilities to fund the payment of the litigation settlement. The company's $160.0 million of long-term credit facilities, short-term borrowings, and cash flow from operations will be adequate to fund capital expenditures, dividend payments, common stock repurchases, and other strategic investments. We expect total interest-bearing debt to be in the range of $140 to $170 for the remainder of the year with a debt-to-total-capital ratio of between 26 and 35 percent.
         4. Capital expenditures for the first six months were $26.4 million versus $25.6 million for the first six months of 1995. The expenditures were primarily for new facilities at our fastest growing subsidiaries and new or improved internal processes. Capital expenditures for the year are expected to be in the range of $65 to $70 million.

Part II

Item 6:   Exhibits and Reports on Form 8-K

1.       Exhibits

         See Exhibit Index

2.       Reports on Form 8-K

         No reports on Form 8-K were filed during the three months ended December 2, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

                                                    HERMAN MILLER, INC.



January 12, 1996                                    \s\   Michael A. Volkema
                                                    -------------------------
                                                    Michael A. Volkema
                                                    (President and
                                                    Chief Executive Officer)



January 12, 1996                                    \s\  Brian C. Walker
                                                    -------------------------
                                                    Brian C. Walker
                                                    (Vice President, Finance)

*Exhibit Index

(11)     Computations of earnings per common share.
(27)     Financial Data Schedule (exhibit available upon request).