Form 10-Q
period 1996-03-02
MILLER HERMAN INC
filed 1996-04-11
CIK 66382

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q


 X    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
- ---   OF THE SECURITIES EXCHANGE ACT OF 1934

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
- ---   OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 2, 1996                      Commission File No. 0-5813


                              HERMAN MILLER, INC.


A Michigan Corporation                                        ID No. 38-0837640

855 Main Avenue, PO Box 302, Zeeland, MI  49464-0302       Phone (616) 654 3000

Herman Miller, Inc.

     (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months

                                                            Yes    X    No
                                                                  ---      ---

     (2) has been subject to such filing requirements for the past 90 days.

                                                            Yes    X    No
                                                                  ---      ---

Common Stock Outstanding at March 30, 1996--24,985,608 shares.

The Exhibit Index appears at page 15.

                         HERMAN MILLER, INC. FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 2, 1996
                                     INDEX


                                                                 Page No.
                                                                 --------
Part I--Financial Information

           Condensed Consolidated Balance Sheets--
                March 2, 1996, and June 3, 1995                     3

           Condensed Consolidated Statements of Income--
                Three Months and Nine Months Ended March  2, 1996,
                and March 4, 1995                                   4

           Condensed Consolidated Statements of Cash Flows--
                Nine Months Ended March 2, 1996,
                and March 4, 1995                                   5

           Notes to Condensed Consolidated Financial Statements     6-8

           Management's Discussion and Analysis of
                Financial Condition and Results of Operations       9-12

       Part II -- Other Information

           Exhibits and Reports on Form 8-K                         13

           Signatures                                               14

           Exhibit Index                                            15

                              HERMAN MILLER, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                 March 2,            June 3,                                                  March 2,      June 3,
                                   1996               1995                                                      1996         1995
                                --------             -------                                                 --------      -------
                               (unaudited)          (audited)                                               (unaudited)   (audited)
ASSETS                                                           LIABILITIES & SHAREHOLDERS' EQUITY
- ------                                                           ----------------------------------
CURRENT ASSETS:                                                  CURRENT LIABILITIES:
    Cash and cash equivalents      $ 18,698       $ 16,488         Unfunded checks                           $  9,835      $     --
    Accounts receivable, net        158,834        165,107         Current portion of long-term debt              453           452
    Inventories --                                                 Notes payable                               31,553        83,591
      Finished goods                 29,015         26,260         Accounts payable                            54,977        51,819
      Work in process                11,477          8,074         Accruals                                   118,440       121,679
      Raw materials                  37,200         36,742                                                    -------       -------
                                     ------         ------              Total current liabilities             215,258       257,541
        Total inventories            77,692         71,076                                                    -------       -------
                                     ------         ------       LONG-TERM DEBT, less current portion          75,295        60,145
      Prepaid expenses and current
       deferred income taxes         41,716         44,445       OTHER LIABILITIES                             60,600        54,411
                                    -------        -------
          Total current assets      296,940        297,116       SHAREHOLDERS' EQUITY:
                                    -------        -------         Common stock $.20 par value                  5,046         4,967
                                                                   Additional paid-in capital                  31,668        21,564
PROPERTY AND EQUIPMENT, AT COST     541,274        513,455         Retained earnings                          289,710       270,631
    Less-accumulated depreciation   266,574        243,271         Cumulative translation adjustment          (11,605)       (6,985)
                                    -------        -------         Key executive stock programs                (2,658)       (3,262)
      Net property and equipment    274,700        270,184                                                    -------       -------
                                    -------        -------
OTHER ASSETS:                                                           Total shareholders' equity            312,161       286,915
                                                                                                              -------       -------
     Notes receivable, net           41,019         43,734
     Other noncurrent assets         50,655         47,978              Total liabilities and
                                   --------       --------               shareholders' equity                $663,314      $659,012
                                                                                                             ========      ========
               Total assets        $663,314       $659,012
                                   ========       ========

     See accompanying notes to condensed consolidated financial statements.

                              HERMAN MILLER, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                      Three Months Ended    Nine Months Ended
                                     --------------------  --------------------

                                      March 2,   March 4,   March 2,   March 4,
                                       1996       1995      1996(1)    1995(2)
                                     ---------  ---------  ---------  ---------

NET SALES                             $312,915   $259,950   $942,396   $791,858

COST AND EXPENSES:

 Cost of goods sold                    209,500    171,069    623,449    512,608
 Operating expenses                     83,401     78,777    252,740    238,304
 Restructuring charges (3)                  --         --         --     15,500
 Patent litigation settlements (4)          --         --     16,515         --
 Interest expense                        1,841      2,053      5,531      4,323
 Other income (expense), net              (472)     1,492     (1,908)      (116)
                                     ---------  ---------  ---------  ---------
                                       294,270    253,391    896,327    770,619
                                     ---------  ---------  ---------  ---------

INCOME BEFORE TAXES ON INCOME           18,645      6,559     46,069     21,239

PROVISION FOR TAXES ON INCOME            6,745      2,300     17,200      7,600
                                     ---------  ---------  ---------  ---------

NET INCOME                             $11,900    $ 4,259    $28,869    $13,639
                                        ======     ======     ======     ======

NET INCOME PER SHARE                   $   .47    $   .17    $  1.15    $   .55
                                        ======     ======     ======     ======

DIVIDENDS PER SHARE OF COMMON STOCK    $   .13    $   .13    $   .39    $   .39
                                        ======     ======     ======     ======


See accompanying notes to condensed consolidated financial statements.

(1)  Represents 39 weeks
(2)  Represents 40 weeks
(3) Restructuring charges were taken in the second quarter ended December 3, 1994. These charges had the effect of reducing net income by $9.6 million and earnings per share by $.39.
(4) Litigation settlement charges were taken in the second quarter ended December 2, 1995. These charges had the effect of reducing net income by $10.6 million and earnings per share by $.42.

                             HERMAN MILLER, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF
                                  CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)

                                                                   Nine Months Ended
                                                                  --------------------
                                                                   March 2,   March 4,
                                                                    1996(1)    1995(2)
                                                                   --------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                       $28,869    $13,639
   Depreciation and amortization                                     34,121     29,554
   Restructuring charges                                                 --     15,500
   Changes in current assets and liabilities                         15,585    (73,771)
   Other, net                                                         8,081     14,832
                                                                   --------   --------
   Net cash provided (used for) by operating activities              86,656       (246)
                                                                   --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Notes receivable repayments                                      350,216    308,363
   Notes receivable issued                                         (349,285)  (309,003)
   Capital expenditures                                             (42,323)   (43,660)
   Other, net                                                           363    (17,521)
                                                                   --------   --------
   Net cash used for investing activities                           (41,029)   (61,821)
                                                                   --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net long-term debt borrowings                                     13,287     29,823
   Net short-term debt borrowings (repayments)                      (51,000)    40,480
   Dividends paid                                                    (9,734)    (9,617)
   Net common stock issued                                            9,542      4,362
   Common stock purchased and retired                                (4,493)      (253)
   Other, net                                                          (138)      (210)
                                                                   --------   --------
   Net cash provided by (used for) financing activities             (42,536)    64,585
                                                                   --------   --------

EFFECT OF EXCHANGE RATE
   CHANGES ON CASH                                                     (881)    (2,630)
                                                                   --------   --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                   2,210       (112)

CASH AND CASH EQUIVALENTS
   BEGINNING OF PERIOD                                               16,488     22,701
                                                                   --------   --------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                 $18,698    $22,589
                                                                    =======    =======

See accompanying notes to condensed consolidated financial statements.

(1) Represents 39 weeks
(2) Represents 40 weeks

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

UNFUNDED CHECKS

As a result of maintaining a consolidated cash management system, the company utilizes controlled disbursement bank accounts. These accounts are funded as checks are presented for payment, not when checks are issued. A book overdraft position of $9.8 million is included in current liabilities as unfunded checks at March 2, 1996. The company was not in an overdraft position at June 3, 1995.

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

Amounts paid or charged against these reserves during the first nine months of fiscal 1996 were as follows:

                          June 3, 1995  Costs Paid  Ending
In Thousands                Balance     or Charged  Balance
                          ------------  ----------  -------

Facilities and equipment       $10,829     $ 4,106  $ 6,723
Termination benefits            12,279       9,380    2,899
Other exit costs                 1,310         747      563
                                ------      ------   ------

                               $24,418     $14,233  $10,185
                                ======      ======   ======


SUPPLEMENTAL CASH FLOW INFORMATION

Cash and cash equivalents include all highly liquid debt instruments purchased as part of the company's cash management function. Due to the short maturities of these items, the carrying amount approximates fair value.

Cash payments for income taxes and interest (in thousands) were as follows:


                     Nine Months Ended
                   --------------------
                    March 2,   March 4,
                       1996       1995
                   ---------  ---------

Interest paid        $ 5,615    $ 4,156
Income taxes paid    $11,589    $12,500


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

REPORT OF MANAGEMENT

In the opinion of the company, the accompanying unaudited condensed consolidated financial statements taken as a whole contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the company as of March 2, 1996, and the results of its operations and cash flows for the nine months then ended. Interim results are not necessarily indicative of results for a full year.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain significant factors which have affected the company's financial condition and earnings during the periods included in the accompanying condensed consolidated financial statements.

A. Financial Summary

   A summary of the period-to-period changes is shown below. It should be noted that the nine months ended March 2, 1996, contained 39 weeks. All amounts are increases (decreases) unless otherwise noted. Dollars are shown in thousands.



                                            Three Months        Nine Months
                                          ----------------  -------------------
                                             $        %        $          %
                                          -------  -------  --------  ---------

NET SALES                                  52,965     20.4   150,538       19.0

COST OF GOODS SOLD                         38,431     22.5   110,841       21.6

OPERATING EXPENSES                          4,624      5.9    14,436        6.1

RESTRUCTURING CHARGES                          --       --   (15,500)    (100.0)

PATENT LITIGATION SETTLEMENTS                  --       --    16,515      100.0

INTEREST EXPENSE                             (212)   (10.3)    1,208       27.9

OTHER INCOME*                              (1,964)  (131.6)   (1,792)  (1,544.8)

INCOME BEFORE TAXES ON INCOME              12,086    184.3    24,830      116.9

PROVISION FOR TAXES ON INCOME               4,445    193.3     9,600      126.3

NET INCOME                                  7,641    179.4    15,230      111.7

*Represents an increase in other income.

B.    Results of Operations

      Third Quarter FY 1996 versus Third Quarter FY 1995

      Net sales increased $53.0 million, or 20.4 percent, to a third quarter record of $312.9 million for the three months ended March 2, 1996, compared to $260.0 million a year ago. Net sales of $942.4 million were recorded for the first nine months of fiscal 1996 compared with net sales of $791.9 million in the same period of last year. The increase primarily was due to strong demand for our products in both domestic and international markets and acquisitions during the past year.

      United States net sales were up 19.2 percent for the nine months ended March 2, 1996, compared with the prior year. The Business and Institute Furniture Manufacturers Association (BIFMA) estimates the U.S. market grew approximately 5.9 percent for the period from June 1995 to January 1996.

      Net sales of international operations and export sales from the United States totaled $163.9 for the nine months ended March 2, 1996, compared with $138.8 million last year. The increase was primarily due to strong growth in the United Kingdom and acquisitions in Italy and Canada in the fourth quarter of last year.

      New orders increased 8.9 percent, to $275.6 million for the third quarter and were the highest ever recorded in a third quarter. The backlog of unfilled orders at March 2, 1996, was $159.8 million, compared with $150.7 million a year earlier, and $169.8 million at June 3, 1995.

      Gross margin decreased to 33.1 percent during the third quarter of 1996, compared to gross margin of 34.2 percent in the third quarter of 1995. The decline in gross profit is primarily attributable to two factors: a shift in product mix at one of our metal fabricators and reduced margins in Mexico.

      Operating expenses as a percent of sales decreased to 26.6 percent compared with 30.3 percent in the third quarter of last year. This improvement is the result of the restructuring implemented in the fourth quarter of last year which included employment reductions and discontinuing noncritical consulting contracts, coupled with increased net sales. Total operating expenses increased $4.6 million from $78.8 million in the third quarter of last year to $83.4 million, excluding the patent litigation settlements. The increase in operating expenses is attributable to acquisitions and new ventures, a 3.5 percent year-over-year increase in compensation and benefits, increased depreciation and amortization, and costs which are variable with sales.

      Interest expense decreased $.2 million over third quarter fiscal 1995. Total interest-bearing debt was $107.3 million at the end of the third quarter of fiscal 1996, compared with $144.2 million at June 3, 1995, and $141.8 million at March 4, 1995.

      The effective tax rate for the nine-month period was 37.3 percent compared with 35.8 percent in the same period of last year. The higher rate is the result of losses incurred in Mexico, Canada, and Europe without a corresponding tax benefit.

      Net loss from the company's international operations and export sales from the United States for the nine months ended March 2, 1996, increased $2.7 million to a $6.5 million loss, compared with net loss of $3.8 million for the same period last year.

      The results of our European operations improved in the third quarter. However, the poor economic conditions in Mexico resulted in increased operating losses in our Mexican operations. International operations continue to be an area of great concern and focus for the management team.

C.    Financial Condition, Liquidity, and Capital Resources

      Third Quarter FY 1996 versus Third Quarter FY 1995

      1.   Cash flow from operating activities increased to $86.7
           million for the nine months ended March 2, 1995, versus a use of $.2 million in the same period a year ago. The $86.9 million increase in cash provided by operating activities was due to the improved profitability and a reduction in cash used for working capital items.
      2. Days sales in accounts receivable plus days sales in inventory decreased to 79.2 days versus 94.4 days on March 4, 1995, and 91.2 days on June 3, 1995.
      3. The company was able to fund the entire litigation settlement of $44 million during the third quarter from cash generated from operating activities.
      4. Total interest-bearing debt decreased to $107.3 million compared to $144.2 million at June 3, 1995. Debt-to-total capital now stands at 25.6 percent versus 33.5 percent on June 3, 1995. During the third quarter, the company entered into a private placement of $100 million in long-term debt with seven insurance companies. The interest rate on the borrowings ranges from 6.08 percent to 6.52 percent. We expect total interest-bearing debt to be in the range of $120 to $140 for the remainder of the year with a debt-to-total-capital ratio of between 26 and 35 percent.

      5. Capital expenditures for the first nine months were $42.3 million versus $43.7 million for the first nine months of 1995. The expenditures were primarily for new facilities at our fastest growing subsidiaries and new or improved internal processes. Capital expenditures for the year are expected to be in the range of $55 to $60 million.

Part II

Item 6: Exhibits and Reports on Form 8-K

1.   Exhibits

     See Exhibit Index

2.   Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended March 2, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

                                    HERMAN MILLER, INC.




April 11, 1996                     \s\   Michael A. Volkema
                                   -------------------------
                                   Michael A. Volkema
                                   (President and
                                   Chief Executive Officer)



April 11, 1996                     \s\  Brian C. Walker
                                   -------------------------
                                   Brian C. Walker
                                   (Chief Financial Officer)

Exhibit Index

(11) Computations of earnings per common share.
(27) Financial Data Schedule (exhibit available upon request).