Form 10-K
period 1996-06-01
MILLER HERMAN INC
filed 1996-08-26
CIK 66382

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                  FORM 10-K


 X   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
- ---  1934

- --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended June 1, 1996                   Commission File No. 0-5813

                               Herman Miller, Inc.
- -------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

             Michigan                                 38-0837640
- ----------------------------------                -------------------
    (State or other jurisdiction                  (I.R.S. Employer
  of incorporation or organization)                Identification No.)

       855 East Main Avenue
           PO Box 302
         Zeeland, Michigan                            49464-0302
- ---------------------------------                 --------------------
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
Yes   X  . No     .
    -----     ----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                ----
The aggregate market value of the voting stock held by "nonaffiliates" of the registrant (for this purpose only, the affiliates of the registrant have been assumed to be the executive officers and directors of the registrant and their associates) as of August 5, 1996, was approximately $821,824,370 (based on $34.00 per share which was the closing sale price in the over-the-counter market as reported by NASDAQ).

The number of shares outstanding of the registrant's common stock, as of August 5, 1996:
Common stock, $.20 par value--24,171,805 shares outstanding.
- ----------------------------  -----------------------------

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on October 2, 1996, are incorporated into Part III of this report.

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

(b)  Financial Information About Industry Segments

A dominant portion (more than 90 percent) of the company's operations is in a single industry segment the design, manufacture, and sale of office furniture systems and furniture, and related products and services. Accordingly, no separate industry segment information is presented.

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

The company is a leader in design and development of furniture and furniture systems. This leadership is exemplified by the innovative concepts introduced by the company in its modular systems known as Action Office(R), Co/Struc(R), and Ethospace(R). Action Office, the company's series of three freestanding office partition and furnishing systems, is believed to be the first such system to be introduced and nationally marketed and as such popularized the "open plan" approach to office space utilization. Co/Struc is a unique system for storing and handling materials and supplies within health-care facilities and laboratories. Ethospace interiors is a system of movable full- and partial-height walls, with panels and individual wall segments that interchangeably attach to wall framework. It includes wall-attached work surfaces and storage/display units, electrical distribution, lighting, organizing tools, and freestanding components. The company also offers a broad array of seating (including Aeron(TM), Equa(TM) and Ergon(R) office chairs), storage (including Meridian filing products), and freestanding furniture products.

The company's products are marketed worldwide by its own sales staff. These sales persons work with dealers, the design and architectural community, as well as directly with end users. Seeking and strengthening the various distribution channels within the marketplace is a major focus of the company. Independent dealerships concentrate on the sale of Herman Miller products and a few complementary product lines of other manufacturers. Approximately 81.1 percent of the company's sales (in the fiscal year ended June 1, 1996) were made to or through independent dealers. The remaining sales (18.9 percent) were made directly to end-users, including federal, state, and local governments, and several major corporations.

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

Patents, Trademarks, Licenses, Etc.

The company has approximately 157 active United States utility patents on various components used in its products and systems and approximately 279 active United States design patents. Many of the inventions covered by the United States patents also have been patented in a number of foreign countries. Various trademarks, including the name and style "Herman Miller," and the "(Trademark)" trademark, are registered in the United States and certain foreign countries. The company does not believe that any material part of its business is dependent on the continued availability of any one or all of its patents or trademarks, or that its business would be materially adversely affected by the loss of any thereof except the "Herman Miller," "Action Office," "Aeron," "Arrio," "Co/Struc," "Ergon," "Equa," "Ethospace," (and "(Trademark)" trademarks.

Seasonal Nature of Business

The company does not consider its business to be seasonal in nature.

Working Capital Practices

The company does not believe that it or the industry in general has any special practices or special conditions affecting working capital items that are significant for an understanding of the company's business.

Customer Base

No single dealer accounted for more than 2.2 percent of the company's net sales in the fiscal year ended June 1, 1996. For fiscal 1996, the largest single end-user customer accounted for approximately 7.9 percent of the company's net sales with the 10 largest of such customers accounting for approximately 14.5 percent of the company's sales. The company does not believe that its business is dependent on any single or small number of customers, the loss of which would have a materially adverse effect upon the company.

Backlog of Orders

As of June 1, 1996, the company's backlog of unfilled orders was $156.6 million. At June 3, 1995, the company's backlog totaled $169.8 million. It is expected that substantially all the orders forming the backlog at June 1, 1996, will be filled during the current fiscal year. Many orders received by the company are filled from existing raw material inventories and are reflected in the backlog for only a short period while other orders specify delayed shipments and are carried in the backlog for up to one year. Accordingly, the amount of the backlog at any particular time is not necessarily indicative of the level of net sales for a particular succeeding period.

Government Contracts

Other than standard price reduction and other provisions contained in contracts with the United States government, the company does not believe that any significant portion of its business is subject to material renegotiation of profits or termination of contracts or subcontracts at the election of various government entities.

Competition

All aspects of the company's business are highly competitive. The principal methods of competition utilized by the company include design, product and service quality, speed of delivery, and product pricing. The company believes that it is the second largest office furniture manufacturer in the United States. However, in several of the markets served by the company, it competes with over 400 smaller companies and with several manufacturers that have significantly greater resources and sales. Price competition remained relatively stable in 1994 through 1996.

Research, Design and Development

One of the competitive strengths of the company is its research, design and development programs. Accordingly, the company believes that its research and design activities are of significant importance. Through research, the company seeks to define and clarify customer needs and problems and to design, through innovation where feasible, products and services as solutions to these customer needs and problems. The company utilizes both internal and independent research and design resources. Exclusive of royalty payments, approximately $24.5 million, $31.3 million, and $26.7 million was spent by the company on design and research activities in 1996, 1995, and 1994, respectively. Royalties are paid to designers of the company's products as the products are sold and are not considered research and development expenditures.

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

Human Resources

The company considers another of its major competitive strengths to be its human resources. The company stresses individual employee participation and incentives, and believes that this emphasis has helped to attract and retain a capable work force. The company has a human resources group to provide employee recruitment, education and development, and compensation planning and counseling. There have been no work stoppages or labor disputes in the company's history, and its relations with its employees are considered good. Approximately 628 of the company's employees are represented by collective bargaining agents, most of whom are employees of its Integrated Metal Technology, Inc., and Herman Miller, Limited (U.K.) subsidiaries. As such, these subsidiaries are parties to collective bargaining agreements with these employees.

As of June 1, 1996, the company employed 6,964 full-time and 491 part-time employees, representing a 4.7 percent increase in full-time employees and an
20.0 percent decrease in part-time employees compared with June 3, 1995. In addition to its employee work force, the company uses purchased labor to meet uneven demand in its manufacturing operations. Throughout the course of the year the use of purchased labor decreased by 17.5 percent.

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

At the present time, the company's products sold in international markets are manufactured by wholly owned subsidiaries in the United States, United Kingdom, Mexico, Germany, and Italy. Sales are made through wholly owned subsidiaries in Australia, Canada, France, Germany, Italy,

Japan, Mexico, the Netherlands, and the United Kingdom. The company's products are offered in the Middle East through dealers.

In several other countries, the company licenses manufacturing and selling rights. Historically, these licensing arrangements have not required a significant investment of funds or personnel by the company, and, in the aggregate, have not produced material net income for the company.

Additional information with respect to operations by geographic area appears in the note "Segment Information" of the Notes to Consolidated Financial Statements set forth on page 37. Fluctuating exchange rates and factors beyond the control of the company, such as tariff and foreign economic policies, may affect future results of international operations.

Item 2  PROPERTIES

The company owns or leases facilities which are located throughout the United States and several foreign countries, including Australia, Canada, France, Germany, Italy, Japan, Mexico, the Netherlands, and the United Kingdom. The location, square footage, and use of the most significant facilities at June 1, 1996, were as follows:



 Location
                            Square
 Owned Locations            Footage      Use
 ---------------            -------  -------------
 Zeeland, Michigan          749,000  Manufacturing, Warehouse, and Office
 Spring Lake, Michigan      586,700  Manufacturing, Warehouse, and Office
 Holland, Michigan          355,000  Manufacturing, Distribution, and Warehouse
 Rocklin, California        343,600  Manufacturing and Warehouse
 Roswell, Georgia           220,000  Manufacturing and Warehouse
 Holland, Michigan          216,700  Design Center
 Holland, Michigan          200,000  Manufacturing and Warehouse
 Grandville, Michigan       214,800  Manufacturing, Warehouse, and Office
 Holland, Michigan          233,500  Manufacturing, Warehouse, and Office

 Leased Locations
 -------------------------

 Zeeland, Michigan          393,300  Manufacturing, Warehouse, and Office
 Chippenham, England, U.K.  102,100  Manufacturing and Warehouse
 Stone Mountain, Georgia     84,500  Manufacturing and Warehouse
 Mexico City, Mexico         59,400  Manufacturing, Warehouse, and Office


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

The lawsuit, filed in January 1992, alleged that certain electrical products, which the company offered, infringed two patents held by Haworth. Haworth sued Steelcase, Inc., in 1985, claiming that Steelcase's products infringed those same two patents. In 1989, Steelcase was held to infringe the patents, and the matter was referred to private dispute resolution to resolve the issue of damages. The patents at issue expired prior to December 1, 1994.

Since the date of initial claim, the company has always been advised by our patent litigation counsel that it was more likely than not to prevail on the merits; however, the mounting legal costs, distraction of management focus, and the uncertainty present in any litigation made this settlement something which the company determined is in the best interest of its shareholders.

Under the settlement agreement, Herman Miller paid Haworth $44.0 million in cash, in exchange for a complete release. The release also covers Herman Miller's customers and suppliers. The companies have exchanged limited covenants not to sue, with respect to certain existing and potential patent rights. Haworth has agreed not to sue under United States Patent 4,682,984 which refers to a construction process for making storage cabinets. In addition, Haworth has granted a limited covenant not to sue with respect to certain potential future patent rights on a panel construction. Haworth received a limited covenant under three United States Patents--5,038,539; 4,685,255; and 4,876,835--all relating to one of the company's system product lines.

The company simultaneously reached a settlement with one of its suppliers. The supplier agreed to pay Herman Miller $11.0 million and, over the next seven years, to rebate a percentage of its sales to Herman Miller which are in excess of current levels. The $11.0 million, plus interest, will be paid in annual installments over a seven-year period. Herman Miller is also exploring the possibility of claims against other third parties.

The company recorded a net litigation settlement expense of $16.5 million, after applying previously recorded reserves and the settlement with the supplier, in the second quarter of fiscal 1996.

The company, for a number of years, has sold various products to the United States Government under General Services Administration (GSA) multiple award schedule contracts. The GSA is permitted to audit the company's compliance with the GSA contracts. As a result of its audits, the GSA has asserted a refund claim under the 1982 contract for approximately $2.7 million and has other contracts under audit review. Management has been notified that the GSA has referred the 1988 contract to the Justice Department for consideration of a potential civil False Claims Act case. Management disputes the audit result for the 1982 contract and does not expect resolution of that matter to have a material adverse effect on the company's consolidated financial statements. Management does not have information which would indicate a substantive basis for a civil False Claims Act case under the 1988 contract.

The company is also involved in legal proceedings and litigation in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the company's consolidated financial statements.

Item 4  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended June 1, 1996.

ADDITIONAL ITEM: EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information relating to Executive Officers of the company is as follows:


                            Year Elected an    Position with
Name                   Age  Executive Officer  the Company
- ---------------------  ---  -----------------  -------------------------------------------------------
James E. Christenson   49         1989         Executive Vice President, Legal Services, and Secretary

Mark L. Groulx         40         1995         Vice President of Operations

Andrew C. McGregor     46         1988         Executive Vice President, Commercial Services

Gary S. Miller         46         1984         Senior Vice President for Design and Development

Christopher A. Norman  48         1996         President, Miller SQA, Inc.

Michael A. Volkema     40         1995         President and Chief Executive Officer

Brian C. Walker        34         1996         Executive Vice President, Chief Financial Officer, and Treasurer


Except as discussed in this paragraph, each of the named officers has served the company in an executive capacity for more than five years. Mr. Groulx was manager of Economic Evaluation Business Control at Dow Corning Corporation. From February 1995 to May 1995, Mr. Volkema was president and chief executive officer of Coro, Inc. (a subsidiary of Herman Miller, Inc.), and prior to May 1993 to September 1994, was president and chairman of the board of Meridian, Inc.(a subsidiary of Herman Miller, Inc.). Mr. Norman has served as the president of Miller SQA for the past five years. Mr. Walker was the vice president of finance for Herman Miller, Inc., from May 1995 to March 1996, vice president of finance and management information systems of Milcare, Inc., from July 1994 to May 1995, and vice president of finance for Herman Miller Europe from December 1991 to July 1994.

                                   PART II

Item 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
SHAREHOLDER MATTERS

Share Price, Earnings, and Dividends Summary

Herman Miller, Inc., common stock is quoted in the NASDAQ-National Market System (NASDAQ-NMS Symbol: MLHR). As of August 5, 1996, there were approximately 14,000 shareholders of the company's common stock.


                             Market  Market  Market  Per           Per
                             Price   Price   Price   Share         Share
    Per Share and Unaudited  High    Low     Close   Earnings      Dividends
    -----------------------  ------  ------  ------  ------------  ---------
    Year Ended June 1, 1996
    First quarter            26.500  21.500  26.250        .48           .13
    Second quarter           32.000  25.500  31.750        .20 (1)       .13
    Third quarter            34.125  27.625  32.188        .47           .13
    Fourth quarter           32.250  27.531  30.875        .68           .13
    Year                     34.125  22.000  30.875       1.83 (1)       .52

    Year Ended June 3, 1995
    First quarter            29.375  23.500  24.000        .32           .13
    Second quarter           26.750  23.375  25.188        .06 (2)       .13
    Third quarter            26.500  19.750  22.500        .17           .13
    Fourth quarter           25.000  19.250  21.688       (.37)(3)       .13
    Year                     29.375  19.250  21.688        .18 (2),(3)   .52



(1) Includes a $16.5 million pretax charge for the patent litigation in 1996. This charge decreased net income by $10.6 million, or $.42 per share.
(2) Includes $15.5 million of pretax charges which decreased net income by $9.6 million, or $.39 per share.
(3) Includes $28.4 million of pretax charges, including restructuring charges of $16.4 million and other charges of $12.0 million. These charges decreased net income by $18.5 million, or $.74 per share.

Item 6 SELECTED FINANCIAL DATA

REVIEW OF OPERATIONS


In Thousands Except Per Share Data                1996        1995      1994      1993      1992
                                            ----------  ----------  --------  --------  --------
OPERATING RESULTS
Net Sales                                   $1,283,931  $1,083,050  $953,200  $855,673  $804,675
Gross Margin                                   434,946     378,269   337,138   298,501   277,076
Gross Margin Percent                              33.9        34.9      35.4      34.9      34.4
Operating Income (1,2,3,5)                      74,935       9,066    61,798    43,769     1,989
Design and Research Expense                     27,472      33,682    30,151    24,513    20,725
Income (Loss) Before Income                     70,096       4,039    63,473    42,354      (988)
 Taxes (1,2,3,5)
Net Income (Loss) (1,2,3,4,5)                   45,946       4,339    40,373    22,054   (14,145)
After-Tax Return on Net Sales                      3.6          .4       4.2       2.6      (1.8)
 (Percent; 1,2,3,4,5)
After-Tax Return on Average
 Assets (Percent, 1,2,3,4,5)                       6.8          .7       7.9       4.6      (2.9)
After-Tax Return on Average
 Equity (Percent, 1,2,3,4,5)                      15.4         1.5      13.9       7.8      (4.8)
Cash Flow from Operating Activities            124,458      29,861    69,764    82,588    77,000
Capital Expenditures                            54,429      63,359    40,347    43,387    32,024
Depreciation and Amortization                   45,009      39,732    33,207    31,600    30,473

COMMON SHARE DATA
Earnings per Share (1,2,3,4,5)                    1.83         .18      1.60       .88      (.56)
Cash Dividends Declared per Share                  .52         .52       .52       .52       .52
Common Stock Repurchased                        24,162         732    25,363     8,155    10,445
Cash Dividends Paid                             13,015      12,868    13,098    13,002    13,113
Common Stock Repurchased plus
  Cash Dividends Paid                           37,177      13,600    38,461    21,157    23,558
Average Shares and Equivalents Outstanding      25,129      24,792    25,255    24,993    25,163
Book Value per Share at Year-End                 12.26       11.57     11.73     11.36     11.14
Market Price per Share at Year-End              30.875      21.688    24.875    25.625    19.000

FINANCIAL CONDITION
Total Assets                                   694,911     659,012   533,746   484,342   471,268
Working Capital                                115,878      39,575    50,943    62,711    66,545
Current Ratio                                     1.53        1.15      1.29      1.43      1.48
Interest-Bearing Debt                          131,710     144,188    70,017    39,877    53,975
Long-Term Debt, less current portion           110,245      60,145    20,600    21,128    29,445
Shareholders' Equity                           308,145     286,915   296,325   283,942   280,082
Total Capital                                  418,390     347,060   316,925   305,070   309,527
Interest-Bearing Debt
  to Total Capital                                29.9        33.4      19.1      12.3      16.2
Interest Expense                                 7,910       6,299     1,828     2,089     6,879
Interest Coverage Times (1,2,3,4,5)                9.9         1.6      35.7      21.3        .9


(1) Includes a $16.5 million pretax charge for the patent litigation settlement in 1996. This charge decreased net income by $10.6 million, or $.42 per share.
(2) Includes $43.9 million of pretax charges, including restructuring charges of $31.9 million, and other charges of $12.0 million in 1995. These charges decreased net income by $28.1 million, or $1.13 per share.
(3) Includes $30.2 million of pretax charges, including restructuring charges of $25.0 million, and other charges of $5.2 million in 1992. These charges decreased net income by $20.6 million, or $.82 per share.
(4) Includes cumulative effect of change in accounting principle of $8.0 million after-tax expense, or $.31 per share in 1992.
(5) Includes loss on extinguishment of long-term debt of $2.7 million, or $.11 per share in 1992.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The issues discussed in management's discussion and analysis should be read in conjunction with the company's consolidated financial statements and the related footnotes.

OVERVIEW

The company established new records for financial performance in fiscal 1996. Net sales, new orders, earnings per share, and cash flows from operations were all the highest ever recorded for a fiscal year. While the results were a significant improvement over our recent history, they were in line with the following financial performance targets established by the management team during 1996:


                                                      Goal    1996 Actual
                                                     -------  -----------
            - Annual sales growth                     15.0%      18.5%
            -------------------------------------------------------------
            - Annual net income growth (1)            15.0%      74.2%
            -------------------------------------------------------------
            - Operating expenses as a percent of
              net sales (1, 2)                        25.0%      26.8%
            -------------------------------------------------------------
            - Interest bearing debt to total capital  30.0%      29.9%
            -------------------------------------------------------------

            (1) Excludes a $16.5 million pre-tax charge for patent litigation settlement in 1996 and $43.9 million of pre-tax charges for restructuring and patent litigation costs in 1995.
            (2) Management established a goal of 27.9 percent for fiscal 1996 and a long-term goal of 25.0 percent by the end of fiscal 1998.
            -------------------------------------------------------------

In the future, actual performance may fall short of these goals in some years, but over the long term, management is committed to achieving or exceeding these goals on average.

The 1996 financial results reflect the following key factors:

- -    Increased domestic and international market share
- -    Acquisitions in the U.S., Canada, and Italy
- -    Cost reduction and operational improvement initiatives
- -    Improved management of working capital

REVIEW OF OPERATIONS

DOMESTIC OPERATIONS


                         FISCAL     GROWTH      FISCAL      GROWTH    FISCAL    GROWTH
In Thousands              1996         %         1995         %        1994       %
- ---------------------------------------------------------------------------------------
Net sales to
unaffiliated
customers               $1,043,850  +16.7%        $894,455  +10.1%    $812,158  +10.6%
- ---------------------------------------------------------------------------------------
Net income              $   53,977  +643.0%       $  7,265  -82.9%    $ 42,374  +38.1%
- ---------------------------------------------------------------------------------------

The company has gained market share in each of the past three fiscal years. As shown above, the company's domestic sales have grown 16.7 percent in fiscal 1996, 10.1 percent in fiscal 1995, and 10.6 percent in fiscal 1994. Comparatively, the Business and Institutional Furniture Manufacturers Association ("BIFMA"), the office furniture trade association, reported that United States industry sales increased approximately 4.8 percent, 9.2 percent, and 6.9 percent in the past three fiscal years.

A key business strategy and capability has been, and continues to be, new product design and development. The fiscal 1996 sales reflect a complete renewal of our seating product lines. This renewal included updating our Equa(R) and Ergon(R) product lines and adding two new award-winning products, Aeron(R) and Ambi(R) seating. We believe that we now have the strongest work chair product offering in the industry. The new seating products coupled with unit volume growth in our core systems and filing product lines enabled us to significantly increase sales in 1996 with very little change in net prices.

During 1996, we implemented a new management and business structure to enable us to focus on two broad customer categories: those with complex needs and those who seek value and convenience. Management believes that developing unique capabilities to serve these two customer segments will enable the company to grow at a faster rate than the industry.

A key component of the strategy is the development of a service business. Our service capabilities will be primarily focused on furniture and transition management. Our newest venture, Coro, Inc., will lead much of this initiative. During 1996, Coro completed the acquisition of several of our privately owned U.S. dealers. These dealers, along with privately owned dealers certified by Coro, will be the foundation of a network of local service organizations. Each of the transactions was immaterial on an individual basis; however, excluding acquisitions, our domestic sales increase would have been 13.7 percent.

INTERNATIONAL OPERATIONS AND EXPORTS FROM THE UNITED STATES



                       FISCAL   GROWTH    FISCAL   GROWTH   FISCAL   GROWTH
In Thousands            1996       %       1995      %       1994      %
- ---------------------------------------------------------------------------
Net sales to
affiliated
customers             $240,081  +27.3%   $188,595  +33.7%  $141,042  +16.1%
- ---------------------------------------------------------------------------
Net income (loss)     ($8,031)  -174.5%  ($2,926)  -46.2%  ($2,001)  +76.8%
- ---------------------------------------------------------------------------

The year-over-year growth in sales from the company's international operations and exports from the United States was primarily due to strong growth in the United Kingdom and the impact of acquisitions in Italy and Canada at the end of 1995. Excluding the acquisitions, net sales increased 9.2 percent. The increase in fiscal 1995 included $26.0 million attributable to acquisitions in Germany and Mexico. Excluding the impact of acquisitions, net sales increased
15.3 percent in 1995. The remaining increases in 1995 and 1994 were primarily due to higher unit volume.

Industry measures for international market growth are either not as comprehensive as BIFMA's measures for the United States market or are not available so as to permit meaningful comparisons. However, based on anecdotal evidence, management believes the company increased its market share in the international market in each of the three years.

Despite the significant increases in sales in each of the past three years, the company's international operations have continued to lose money. In 1996, the net loss increased to $8.0 million from $2.9 million in 1995 and $2.0 million in 1994. The current year loss includes pre-tax charges for the discontinuation of two product lines in Europe ($1.6 million) and provisions for unrealizable barter receivables in Mexico ($2.5 million). In addition, the company recorded a charge of approximately $1.0 million to reserve deferred tax assets associated with its Mexican operations.

While overall results of international operations and exports from the United States were disappointing, we have continued to make progress in selected markets. Our operating results improved in the United Kingdom, Canada, and Asia Pacific. This is the second consecutive year in which we have been profitable in the United Kingdom after three years of losses. The progress made in these markets was offset by increased losses in Mexico and Italy. The poor economic conditions in Mexico resulted in a year-over-year net sales decline of 44.0 percent. Management has taken steps to reduce operating expenses in Mexico; however, the company has not been able to realign it resource levels at the same rate as sales have declined. The company has not been able to leverage the product capabilities of Herman Miller Italia in other European markets as it had planned. Therefore, we have fallen short of management's sales volume goals, resulting in a net loss for this operation.

Management believes the capability to serve customers around the world is an essential component of the company's strategy. During 1996, the management team focused its efforts on improving the results of its domestic business, which included cost reduction and containment measures, operational improvements, and development of a new strategic direction. Establishing a strategy and action plan for our international operations that will improve profitability and provide for an adequate return on our investments is management's top priority for fiscal 1997.

COST REDUCTION AND OPERATIONAL IMPROVEMENT INITIATIVES


                         1996           1996 (1)           1995           1995 (2)           1994
- ---------------------------------------------------------------------------------------------------
Gross margin             33.9%            33.9%            34.9%            34.9%            35.4%
- ---------------------------------------------------------------------------------------------------
Operating expenses       28.0%            26.8%            34.1%            30.0%            28.9%
- ---------------------------------------------------------------------------------------------------
Operating income         5.8%             7.1%              .8%             4.9%             6.5%
- ---------------------------------------------------------------------------------------------------

(1) Excludes $16.5 million pre-tax charge for settlement of alleged patent infringement.
(2) Excludes $31.9 million pre-tax charge for restructuring and $12.0 million pre-tax charge for patent litigation costs.

In fiscal 1995, the company implemented two restructuring initiatives and recorded $31.9 million in pre-tax restructuring charges. The first initiative reconfigured the company's manufacturing and logistical operations. The reconfiguration enabled the company to develop the capability to process and direct ship customer orders in their entirety, rather than in stages, which requires additional warehousing and transportation between stages. The manufacturing changes also included transferring production of the company's wood casegoods product line to Geiger International and closing our manufacturing facility in North Carolina.

Management estimates that, in the fourth quarter of 1996, 44.0 percent of the company's domestic sales were shipped directly to the customer compared with
24.0 percent in fiscal 1995. The manufacturing and logistical changes and improved performance in meeting required delivery dates were the key reasons the company was able to reduce the days sales outstanding in the sum of accounts receivable and inventory to 75.6 days compared with 91.2 days and 80.9 days at the end of 1995 and 1994, respectively. In addition, the manufacturing improvements have enabled the company to reduce the time required between the receipt of a customer's order and the shipment of the product. This has enabled us to respond more quickly to changes in demand.

Management also believes the reconfiguration significantly reduced the company's fixed manufacturing overhead. However, the benefits of the improvements were offset by unfavorable changes in discounts given to customers. Gross margins declined to 33.9 percent in 1996, from 34.9 percent in 1995 and 35.4 percent in 1994. Gross margins have been relatively stable for the past five quarters (refer to table below). The year-over-year decline was primarily attributable to a decline in the third quarter of 1995, as a result of a 3.5 percent increase in raw material prices. Raw material prices were stable or declined slightly in fiscal 1996. Management expects gross margins to be at or near 34 percent for fiscal 1997.

HISTORIC GROSS MARGIN TRENDLINE

1st Quarter 1995       36.0%
- ---------------------------
2nd Quarter 1995       35.6%
- ---------------------------
3rd Quarter 1995       34.2%
- ---------------------------
4th Quarter 1995       34.0%
- ---------------------------
1st Quarter 1996       34.2%
- ---------------------------
2nd Quarter 1996       34.0%
- ---------------------------
3rd Quarter 1996       33.1%
- ---------------------------
4th Quarter 1996       34.0%
- ---------------------------

The second restructuring initiative was the first step toward management's plan to reduce the company's operating expenses to 25.0 percent of sales by the end of fiscal 1998. The restructuring included reductions in administrative and staff employment, elimination of nonessential consulting contracts and other programs, and the discontinuation of a product development program at the company's health-care subsidiary, Milcare. Selling, general, and administrative expenses increased $18.2 million from $325.3 million in 1995, to $343.5 million in 1996. The increase is primarily attributable to acquisitions and new ventures ($16.3 million), a 3.5 percent year-over-year increase in compensation and benefits, increases in compensation costs that vary with profitability and sales and the pre-tax charges recorded in Mexico for barter receivables. Management will strive to obtain future reductions in operating expenses through stringent cost containment, changes to systemic business process, and improvements in international operations.

DESIGN AND RESEARCH EXPENDITURES

Design and research expenses $27.5 million in 1996, compared with $33.7 million in 1995 and $30.2 million in 1994. As a percentage of net sales, design and research expenses were 2.1 percent in 1996, 3.1 percent in 1995, and 3.2 percent in 1994. This percentage compares with an industry-wide rate of approximately 1.5 percent of net sales. As previously stated, the company considers its research and design capabilities to be a key component of the company's strategy. In June of 1996, the company introduced three new product lines at the industry's premier trade show, NeoCon. Herman Miller North America introduced Arrio(TM) freestanding systems furniture, which integrates with the company's Action Office(R) and Ethospace(R) system product lines. Miller SQA introduced a new system product, the Q (TM) System, and a new stackable seating product, the Limerick(TM) chair. Arrio furniture and Q System were judged best new products in their respective product categories, and the Limerick was runner-up in its category. The 1995 and 1994 expenditures reflect the company's significant investments in its seating product lines, product development programs for the European market, and the discontinued product development program at Milcare.

PATENT LITIGATION SETTLEMENT AND OTHER CONTINGENCIES

On January 7, 1992, Haworth, Inc. ("Haworth") filed a lawsuit against the company, alleging that the electrical systems used in creation of the company's products infringed one or more of Haworth's patents. The lawsuit against the company followed a lawsuit filed by Haworth in 1985 against Steelcase, Inc., the industry's leader in market share, alleging violation of the same two patents. In 1989, Steelcase was held to infringe the patents and the matter was returned to private dispute resolution. The patents at issue expired prior to December 1, 1994.

During the second quarter ended December 2, 1995, the company's Board of Directors authorized management to engage in settlement discussions with Haworth. In January 1996, the company and Haworth agreed to terms of a settlement. The company continues to believe, based upon written opinion of counsel, that its products do not infringe Haworth's patents and the company would, more likely than not, have prevailed on the merits. However, based on the mounting legal costs, distraction of management focus, and the uncertainty present in any litigation, we concluded settlement was in the best interest of our shareholders. The settlement included a one time cash payment of $44.0 million in exchange for a complete release. The companies also exchanged limited covenants not to sue with respect to certain existing and potential patent designs.

The company simultaneously reached a settlement with one of its suppliers. The supplier agreed to pay the company $11.0 million and, over the next seven years, to rebate a percentage of its sales to Herman Miller which are in excess of current levels.

The company recorded a net litigation settlement expense of $16.5 million after applying previously recorded reserves and the settlement with the supplier.

The company, for a number of years, has sold various products to the United States Government under General Services Administration (GSA) multiple award schedule contracts. The GSA is permitted to audit the company's compliance with the GSA contracts. As a result of its audits, the GSA has asserted a refund claim under the 1982 contract for approximately $2.7 million and has other contracts under audit review. Management has been notified that the GSA has referred the 1988 contract to the Justice Department for consideration of a potential civil False Claims Act case. Management disputes the audit result for the 1982 contract and does not expect resolution of that matter to have a material adverse effect on the company's consolidated financial statements. Management does not have information which would indicate a substantive basis for a civil False Claims Act case under the 1988 contract.

The company is not aware of any other litigation or threatened litigation which would have a material impact on the company's financial position.

INCOME TAXES

The company's effective tax rate was 34.5 percent in 1996, compared to a benefit of 7.4 percent in 1995 and 36.4 percent in 1994. The net tax benefit in 1995 was due to relatively small pre-tax earnings in domestic operations as a result of the restructuring initiatives and poor operating results. In addition, the company generated a net tax benefit from its corporate-owned life insurance program and, to a lesser extent, improved operating results in the United Kingdom and Japan allowed net operating loss carryforwards to be used. The 1996 effective tax rate reflects the improved operating performance in the company's domestic operations. The 1996 effective tax rate was benefited by the completion of a sale and leaseback of the company's Roswell, Georgia, facility and the sale of excess land to its captive insurance company. The completion of these transactions resulted in the recognition of certain deferred tax assets that were reserved for in previous periods. The 1994 effective tax rate is more indicative of the company's historical effective tax rate. Management expects its effective tax rate for 1997 to be in the range of 36 to 38 percent.

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW AND DEBT FINANCING


Dollars In Thousands                      1996     1995     1994
- ------------------------------------------------------------------
Cash  and cash equivalents              $ 57,053  $16,488  $22,701
- ------------------------------------------------------------------
Cash from operating activities          $124,458  $29,861  $69,764
- ------------------------------------------------------------------
Days sales in accounts receivable and
inventory                                 75.6     91.2     80.9
- ------------------------------------------------------------------
Capital expenditures                     $54,429  $63,359  $40,347
- ------------------------------------------------------------------
Interest-bearing debt to total capital   29.9%     33.4%    19.1%

The improved cash flow from operations reflects the company's increased profitability and a reduction in the cash used for working capital items, offset by the settlement of patent litigation. As previously mentioned, the working capital improvements are a result of the manufacturing and logistical reconfiguration implemented over the last 18 months and other operational improvements.

The 1996 capital expenditures were primarily spent for new facilities at two of the company's fastest growing subsidiaries, Meridian and Miller SQA, new product development, and machinery and equipment to improve operational performance and expand capacity. The expenditures for capacity were primarily for the new seating product lines.

Management expects capital expenditures to increase to $65 to $75 million in 1997. The largest capital expenditures planned for fiscal 1997 are the completion of the Meridian facility, new product development, and investments in information systems. Management believes the investments in information technology will enable us to reach our long-term cost structure and operational performance goals and network our service organizations and independent dealers.

During fiscal 1996, the company began to redeploy cash invested in nonproductive or nonessential assets. This effort includes a review of all our facilities, land, and operating assets. We outsourced our assembly operation in Japan and completed the sale of land and a building in Gotemba, Japan. We also completed the sale of a facility in Irvine, California, which was being held for investment purposes and had been leased to a third party. Lastly, we outsourced our corporate flight operations, which enabled us to sell our corporate jet and the facility it required. In total these transactions, coupled with less significant transactions, resulted in a positive cash flow of $13.5 million. We are in the process of evaluating several other changes which would provide positive cash flow and reduce operating costs.

As previously discussed, in fiscal 1996, the company purchased various privately owned United States dealers as part of our service strategy. These local service organizations were acquired for approximately $11.7 million. The consideration included 212,662 shares of Herman Miller common stock and approximately $5.3 million in cash. The company expects to invest approximately $20 million in acquiring additional local and regional service operations in fiscal 1997.

During the third quarter of fiscal 1996, the company obtained $100.0 million of long-term, fixed-rate debt financing with seven insurance companies. The agreements vary in length from five to twelve years, and the first repayments begin in 2000. The rate of interest ranges from 6.08 percent to 6.52 percent. Prior to this transaction, all of the company's debt was variable rate, pursuant to the company's revolving credit facilities. Management was not comfortable with the heavy reliance on variable-rate debt and its committed credit facilities. The proceeds from the private placement were used to reduce outstanding balances on the company's long-term revolving credit agreements and various uncommitted credit lines, restoring their availability. Total debt was reduced from $144.2 million at the end of 1995 to $131.7 million at the end of 1996. In fiscal 1996, the company was able to fund its capital expenditures, dividends, and common stock repurchases from cash flow from operating activities.

At the end of fiscal 1996, the company's cash and cash equivalents were significantly higher than previous periods. The increased cash and cash equivalents reflect completion of the sale and leaseback of the company's Roswell, Georgia, facility near the end of the fiscal year and outstanding cash flow from operating activities in the fourth quarter. The company intends to use the cash and cash equivalents to repurchae shares of the company's common stock, fund acquisitions related to the service strategy, and fund future capital expenditures. Management believes the cash and cash equivalents, combined with cash flow from operating activities, will be adequate to fund operations, capital expenditures, acquisitions, and dividends. If necessary, the company has $106.0 million in available committed credit facilities and $56.7 million informal credit lines.

Management has established a target capital structure with a debt-to-total-capital ratio of 30 to 35 percent. Cash in excess of requirements for capital expenditures, acquisitions, and dividends will be used to fund the repurchase of the company's common stock subject to market conditions.

COMMON STOCK TRANSACTIONS

Dollars in Thousands                   1996          1995            1994
Shares acquired                       860,395       34,200          928,800
- -------------------------------------------------------------------------------
Cost of shares acquired             $  25,101     $    732        $  25,363
- -------------------------------------------------------------------------------
Cost per share acquired             $   29.17     $  21.40        $   27.31
- -------------------------------------------------------------------------------
Shares issued                         731,773      260,613          548,876
- -------------------------------------------------------------------------------
Cost of shares issued               $   25.90     $  21.49        $   22.82
- -------------------------------------------------------------------------------
Dividends paid                      $  12,999     $ 12,869        $  13,043
- -------------------------------------------------------------------------------
Dividends per share                 $     .52     $    .52        $     .52
- -------------------------------------------------------------------------------

The Board of Directors first authorized the company to repurchase its common stock in 1984 and has periodically renewed it authorization. In addition to the shares repurchased during fiscal 1996, we repurchased 464,600 shares in the first month of fiscal 1997. We have now repurchased 1,318,291 shares pursuant to the 2.0 million share authorization approved by the Board of Directors in May 1994. All of the share repurchases were made in the open market on an unsolicited basis. Management and the Board of Directors believe the share repurchase program is an excellent means of returning value to our shareholders and preventing dilution from employee ownership programs. As a result, at the July 1996 Board of Directors' meeting, the Board authorized the company to repurchase an additional 2.0 million shares.

ECONOMIC VALUE ADDED

A primary objective of the company is to increase the value of a shareholder's stake in the company. To aid and support the accomplishment of that objective, the company has created and installed a performance measurement and compensation system called "Economic Valued Added" (EVA(R)). EVA is an internal measurement of operating and financial performance that extensive independent market research has shown more closely correlates with shareholder value than any other performance measure. Simply put, EVA is what remains of profits after taxes once a charge for the capital employed in the business is deducted. As an operating discipline, the main advantage of EVA is that it focuses management's attention on the balance sheet as well as the income statement.

Herman Miller is effectively in competing for scarce capital resources. Management's task is to put this scarce resource to work and earn the best possible return for our shareholders. This means investing in projects that earn a return greater than the cost of sourcing the funds from our investors. As long as the company is making investments that earn a return higher than the cost of capital, then the company's investors should earn a return in excess of their expectations and the company's stock is likely to command a premium in the market place.

The conventional accounting model is not always the best reflection of economic profit and our long-term value, yet the research indicates long-term value is most important to shareholders and the market. Herman Miller will obviously continue to report financial results in accordance with generally accepted accounting principles, but we also expect to report our progress in generating economic profit. The table that follows summarizes the company's economic profit or fiscal 1996 and approximates the amounts for the two previous years.

A critical feature of the new EVA measurement system is linking it to incentive compensation. In fiscal 1997, the incentive compensation plans of corporate officers, vice presidents, and directors at each of the business units will be linked to the EVA concept. Under the terms of the EVA plan, focus is shifted from budget performance to long-term continuous improvements in shareholder value. The EVA target is raised each year by an improvement factor, so that increasingly higher EVA targets must be attained in order to earn the same level of incentive pay. The improvement is set by the Board of Directors for a period of three years. During fiscal 1997, the company will begin to train all of its employee owners in the EVA concept and will develop decision tools and incentive plans which are aligned with our overall EVA goals.

Calculation of Economic Value Added


- ---------------------------------------------------------------------------
In Thousands                                    1996      1995       1994
- ---------------------------------------------------------------------------
Operating income                               $74,935     $9,066   $61,798
- ---------------------------------------------------------------------------
Adjust for:
- ---------------------------------------------------------------------------
Patent litigation and restructuring             16,535     43,900        --
- ---------------------------------------------------------------------------
Interest expense on noncapitalized leases(1)     4,316      4,215     4,120
- ---------------------------------------------------------------------------
Goodwill amortization                            4,115      1,272     3,503
- ---------------------------------------------------------------------------
Other                                            3,071      1,121       300
- ---------------------------------------------------------------------------
Increase (decrease) in reserves                  6,548        506     2,127
- ---------------------------------------------------------------------------
Capitalized design and research                  1,984      3,450     2,370
                                              --------  ---------  --------
- ---------------------------------------------------------------------------
  Adjusted operating profit                    111,504     63,530    74,218
- ---------------------------------------------------------------------------
Cash taxes(2)                                  (34,561)   (18,317)  (26,221)
                                              --------  ---------  --------
- ---------------------------------------------------------------------------
  Adjusted operating profit after taxes         76,943     45,213    47,997
- ---------------------------------------------------------------------------
Weighted average capital employed(3)           605,438    532,760   445,593
- ---------------------------------------------------------------------------
Weighted average cost of capital(4)                11%        11%       11%
                                              --------  ---------  --------
- ---------------------------------------------------------------------------
Cost of capital                                 66,598     58,604    49,015
                                              --------  ---------  --------
- ---------------------------------------------------------------------------
   Economic value added                        $10,345   ($13,391)  ($1,018)
                                              --------  ---------  --------
- ---------------------------------------------------------------------------

(1) Imputed interest as if the total non-cancelable leases payments were capitalized.
(2) The reported current tax provision is adjusted for the statutory tax impact of interest income and expense.
(3) Total assets less non-interest bearing liabilities plus the LIFO, doubtful accounts and Notes receivable reserves, amortized goodwill, patent litigation costs and settlement, restructuring costs and capitalized design and research expense. Design and research is capitalized and amortized over 5 years.
(4) Management's estimate of the weighted average of the minimum equity and debt returns required by the providers of capital.

(R)EVA is a registered trademark of Stern, Stewart & Co.

Item 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly Financial Data

Summary of the quarterly operating results on a consolidated basis.


June 1, 1996; June 3, 1995; May 28, 1994
In Thousands Except Per Share Data           First        Second         Third         Fourth
and Unaudited                                Quarter      Quarter        Quarter       Quarter
                                            --------      --------       --------      ----------
1996     Net sales                          $301,088      $328,393       $312,915       $341,535
         Gross margin                        102,879       112,653        103,415        115,999
         Net income                           12,014         4,955(1)      11,900         17,077
         Net income per share               $    .48      $    .20(1)    $    .47       $    .68
1995     Net sales                          $252,831      $279,077       $259,950       $291,192
         Gross margin                         91,011        99,358         88,881         99,019
         Net income                            7,937         1,443(2)       4,259         (9,300)(3)
         Net income per share               $    .32      $    .06(2)    $    .17       $   (.37)(3)
1994     Net sales                          $221,566      $241,822       $241,949       $247,863
         Gross margin                         76,323        84,330         84,158         92,327
         Net income                            7,474        11,183         11,181         10,535
         Net income per share               $    .30      $    .44       $    .44       $    .42


(1) Includes a $16.5 million pretax charge for patent litigation settlement in 1996. This decreased net income by $10.6 million, or $.42 per share.
(2) Includes $15.5 million of pretax charges which decreased net income by $9.6 million, or $.39 per share.
(3) Included $28.4 million of pretax charges, including restructuring charges of $16.4 million and other charges of $12.0 million. These charges decreased net income by $18.5 million, or $.74 per share.

Consolidated Statements of Income

June 1, 1996; June 3, 1995; and May 28, 1994                      1996              1995            1994
                                                                  ----              ----            ----
In Thousands Except Per Share Data
NET SALES                                                      $1,283,931        $1,083,050        $953,200
Cost of Sales                                                     848,985           704,781         616,062
                                                               ----------        ----------       ---------
    GROSS MARGIN                                                  434,946           378,269         337,138
                                                               ----------        ----------       ---------
Operating Expenses:
    Selling, general, and administrative                          316,024           303,621         245,189
    Design and research                                            27,472            33,682          30,151
    Patent litigation settlement                                   16,515                --              --
    Restructuring charges                                              --            31,900              --
                                                               ----------        ----------      ----------
    TOTAL OPERATING EXPENSES                                      360,011           369,203         275,340
                                                               ----------        ----------      ----------
OPERATING INCOME                                                   74,935             9,066          61,798

Other Expenses (Income):
    Interest expense                                                7,910             6,299           1,828
    Interest income                                                (6,804)           (6,154)         (3,278)
    Loss (gain) on foreign exchange                                 1,614             3,067          (1,464)
    Other, net                                                      2,119             1,815           1,239
                                                               ----------        ----------      ----------
    NET OTHER EXPENSES (INCOME)                                     4,839             5,027          (1,675)
                                                               ----------        ----------      ----------
INCOME BEFORE INCOME TAXES                                         70,096             4,039          63,473
Income Taxes                                                       24,150              (300)         23,100
                                                               ----------         ----------     ----------
NET INCOME                                                        $45,946            $4,339         $40,373
                                                               ----------        ----------      ----------
NET INCOME PER SHARE                                                $1.83              $.18           $1.60
                                                               ----------        ----------      ----------

The accompanying notes are an integral part of these statements.

Consolidated Balance Sheets

June 1, 1996, and June 3, 1995
In Thousands Except Per Share Data

ASSETS                                                                                         1996            1995
                                                                                               ----            ----
Current Assets:
   Cash and cash equivalents                                                                   $57,053        $16,488
   Accounts receivable, less allowances of $10,423 in 1996 and
      $7,180 in 1995                                                                           170,116        165,107
   Inventories                                                                                  65,730         71,076
   Prepaid expenses and other                                                                   42,006         44,445
                                                                                              --------       --------
       TOTAL CURRENT ASSETS                                                                    334,905        297,116
                                                                                              --------       --------
Property and Equipment:
   Land and improvements                                                                        27,386         29,508
   Buildings and improvements                                                                  159,353        150,910
   Machinery and equipment                                                                     328,690        301,511
   Construction in progress                                                                     20,679         31,526
                                                                                           -----------   ------------
                                                                                               536,108        513,455
   Less--accumulated depreciation                                                              267,343        243,271
                                                                                           -----------   ------------
       NET PROPERTY AND EQUIPMENT                                                              268,765        270,184
                                                                                           -----------   ------------
Notes Receivable, less allowances of $4,415 in 1996 and $2,627 in 1995                          39,212         43,734
Other Assets                                                                                    52,029         47,978
                                                                                           -----------   ------------
       TOTAL ASSETS                                                                           $694,911       $659,012
                                                                                              --------      ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Unfunded Checks                                                                              $2,867         $   --
   Current portion of long-term debt                                                               317            452
   Notes payable                                                                                21,148         83,591
   Accounts payable                                                                             59,208         51,819
   Accrued liabilities                                                                         135,487        121,679
                                                                                          ------------    -----------
       TOTAL CURRENT LIABILITIES                                                               219,027        257,541
Long-Term Debt, less current portion above                                                     110,245         60,145
Deferred Taxes                                                                                   3,149          2,289
Other Liabilities                                                                               54,345         52,122
                                                                                          ------------    -----------
       TOTAL LIABILITIES                                                                       386,766        372,097
                                                                                          ------------   ------------
Shareholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized, none issued)                          --              --
Common stock, $.20 par value (60,000,000 shares authorized, 24,699,230
and  24,835,784 shares issued and outstanding in 1996 and 1995)                                 4,934           4,967
   Additional paid-in capital                                                                  14,468          21,564
   Retained earnings                                                                          303,578         270,631
   Cumulative translation adjustment                                                          (11,633)         (6,985)
   Key executive stock programs                                                                (3,202)         (3,262)
                                                                                         ------------    ------------
       TOTAL SHAREHOLDERS' EQUITY                                                             308,145         286,915
                                                                                         ------------    ------------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $694,911        $659,012
                                                                                         ------------    ------------

The accompanying notes are an integral part of these balance sheets.

Consolidated Statements of Shareholders' Equity

In Thousands                         Common    Additional Retained  Cumulative   Unearned      Total
Except Per Share Data                Stock     Paid-In    Earnings  Translation  Stock Grant   Shareholders'
                                               Capital              Adjustment   Compensation  Equity
                                     -------  --------    --------  -----------  ------------  -------------
BALANCE MAY 29, 1993                  $5,001   $29,863    $251,831    $(1,349)      $(1,404)     $283,942
Net income                                --        --      40,373         --            --        40,373
Cash dividends ($.52 per share)           --        --     (13,043)        --            --       (13,043)
Exercise of stock options                 85     9,770          --         --            --         9,855
Common stock issued pursuant
to employee stock purchase plan           18     2,193          --         --            --         2,211
Repurchase and retirement of
928,800 shares of common stock          (186)  (25,177)         --         --            --       (25,363)
Stock grants earned                       --        --          --         --           461           461
Current year translation adjustment       --        --          --     (2,111)           --        (2,111)
                                      ------  --------    --------  ---------      --------      --------
BALANCE MAY 28, 1994                  $4,918   $16,649    $279,161    $(3,460)        $(943)     $296,325
Net income                                --        --       4,339         --            --         4,339
Cash dividends ($.52 per share)           --        --    (12,869)         --            --       (12,869)
Exercise of stock options                 23     2,353          --         --            --         2,376
Common stock issue pursuant
to employee stock purchase plan           26     2,592          --         --            --         2,618
Common stock issued                        4       396          --         --            --           400
Repurchase and retirement of
34,200 shares of common stock             (7)     (725)         --         --            --          (732)
Stock grants earned                       --        --          --         --           207           207
Stock grants issued                        3       299          --         --          (361)          (59)
Key executive stock purchase
assistance plan                           --        --          --         --        (2,165)       (2,165)
Current year translation adjustment       --        --          --     (3,525)           --        (3,525)
                                      ------  --------    --------  ---------      --------      --------
BALANCE JUNE 3, 1995                  $4,967   $21,564    $270,631    $(6,985)      $(3,262)     $286,915
Net income                                --        --      45,946         --            --        45,946
Cash dividends ($.52 per share)           --        --    (12,999)         --            --       (12,999)
Exercise of stock options                 79     9,817          --         --            31         9,927
Common stock issue pursuant
to employee stock purchase plan           18     2,258          --         --            --         2,276
Repurchase and retirement of
860,395 shares of common stock          (172)  (26,006)         --         --         1,077       (25,101)
Common stock issued for acquisitions      43     6,425          --         --            --         6,468
Stock grants earned                       --        --          --         --           284           284
Stock grants forfeited                    (8)     (639)         --         --           647            --
Stock grants issued                        7     1,049          --         --        (1,467)         (411)
Key executive stock purchase
assistance plan                           --        --          --         --          (512)         (512)
Current year translation adjustment       --        --          --     (4,648)           --        (4,648)
                                      ------  --------    --------  ---------      --------      --------
BALANCE JUNE 1, 1996                  $4,934   $14,468    $303,578   $(11,633)      $(3,202)     $308,145
                                      ------  --------    --------  ---------      --------      --------


The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows


June 1, 1996; June 3, 1995; and May 28, 1994       1996       1995       1994
                                                ---------  ---------  ---------
 In Thousands
 Cash Flows from Operating Activities:
 Net Income                                       $45,946     $4,339    $40,373
                                                ---------  ---------  ---------
 Adjustments to reconcile net income
 to net cash provided by operating activities      78,512     25,522     29,391
                                                ---------  ---------  ---------
     NET CASH PROVIDED BY OPERATING ACTIVITIES    124,458     29,861     69,764
                                                =========  =========  =========
 Cash Flows from Investing Activities:
 Notes receivable repayments                      455,973    428,375    360,047
 Notes receivable issued                         (454,261)  (436,434)  (367,366)
 Property and equipment additions                 (54,429)   (63,359)   (40,347)
 Proceeds from sales of property and equipment     13,486        105        212
 Net cash paid for acquisition                     (5,101)   (17,721)    (7,744)
 Other, net                                          (212)    (8,705)    (4,002)
                                                ---------  ---------  ---------
     NET CASH USED FOR INVESTING ACTIVITIES       (44,544)   (97,739)   (59,200)
                                                =========  =========  =========
 Cash Flows from Financing Activities:
 Increase (decrease) in short-term debt           (61,751)    32,834     24,090
 Long-term debt borrowings                        270,985     60,000         --
 Long-term debt repayments                       (222,772)   (20,246)      (260)
 Dividends paid                                   (13,015)   (12,868)   (13,098)
 Common stock issued                               12,203      5,394     12,066
 Common stock repurchased and retired             (25,101)      (732)   (25,363)
 Capital lease obligation repayments                 (250)      (263)      (276)
                                                ---------  ---------  ---------
     NET CASH PROVIDED BY (USED FOR)
     FINANCING ACTIVITIES                         (39,701)    64,119     (2,841)
                                                =========  =========  =========
 Effect of Exchange Rate Changes on Cash
     and Cash Equivalents                             352     (2,454)    (1,553)
                                                ---------

     NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                              40,565     (6,213)     6,170
                                                =========  =========  =========
 Cash and Cash Equivalents, Beginning of Year      16,488     22,701     16,531
                                                ---------  ---------  ---------
 CASH AND CASH EQUIVALENTS, END OF YEAR           $57,053    $16,488    $22,701
                                                =========  =========  =========


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

FISCAL YEAR The company's fiscal year ends on the Saturday closest to May 31. The years ended June 1, 1996, and May 28, 1994, each contained 52 weeks. The year ended June 3, 1995, contained 53 weeks.

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

CASH EQUIVALENTS The company invests in certain debt and equity securities as part of its cash management function. Due to the relative short-term maturities and high liquidity of these securities, they are included in the accompanying consolidated balance sheets as cash equivalents at market value and total $58.1 million and $10.9 million as of June 1, 1996, and June 3, 1995, respectively. The company's cash equivalents are considered "available for sale." As of June 1, 1996, the market value approximated the securities' cost. All cash and cash equivalents are high-credit quality financial instruments, and the amount of credit exposure to any one financial institution or instrument is limited.

PROPERTY, EQUIPMENT, AND DEPRECIATION Property and equipment are stated at cost. The cost is depreciated over the estimated useful lives of the assets using the straight-line method. The average useful lives of the assets are 32 years for buildings and 7 years for all other property and equipment.

NOTES RECEIVABLE The notes receivable are primarily from certain independent contract office furniture dealers. The notes are collateralized by the assets of the dealers and bear interest based on the prevailing prime rate. Interest income relating to these notes was $3.9, $3.9, and $2.7 million in 1996, 1995, and 1994, respectively.

INTANGIBLE ASSETS Intangible assets included in other assets consist mainly of goodwill, patents, and other acquired intangibles, and are carried at cost, less applicable amortization of $9.5 and $5.6 million in 1996 and 1995, respectively. These assets are amortized using the straight-line method over periods of 5 to 15 years. The company continuously evaluates the realizability of its intangible assets using various methodologies and adjusts their carrying value if necessary. Such adjustments were not significant in 1996, 1995, or 1994.

UNFUNDED CHECKS As a result of maintaining a consolidated cash management system, the company utilizes controlled disbursement bank accounts. These accounts are funded as checks are presented for payment, not when checks are issued. A book overdraft position of $2.9 million is included in current liabilities as unfunded checks at June 1, 1996. The company was not in an overdraft position at June 3, 1995.

SELF-INSURANCE The company is partially self-insured for general liability, workers' compensation, and certain employee health benefits. The general and workers' compensation liabilities are managed through a wholly owned insurance captive; the related liabilities are included in the accompanying financial statements. The company's policy is to accrue amounts equal to the actuarially determined liabilities. The actuarial valuations are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as legal actions, medical costs, and changes in actual experience could cause these estimates to change in the near term.

RESEARCH, DEVELOPMENT, ADVERTISING, AND OTHER RELATED COSTS Research, development, advertising materials, pre-production and start-up costs are expensed as incurred. Research and development costs, included in design and research expense in the accompanying statements of income, were $24.5, $31.3, and $26.7 million in 1996, 1995, and 1994, respectively.

INCOME TAXES Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse.

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

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ACQUISITIONS
During 1996 and 1995, the company made several acquisitions, all of which were recorded using the purchase method of accounting. Accordingly, the purchase price of these acquisitions has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of the acquisition. The cost of the acquisitions in excess of net tangible assets acquired has been recorded as goodwill. During 1996, the company purchased various privately owned United States dealers. These companies were acquired for approximately $11.7 million. The consideration included 212,662 shares of Herman Miller common stock and approximately $5.3 million in cash.

During 1995, the company purchased Geneal GmbH, a privately owned office furniture company in Essen, Germany. The company also purchased a division of B&B Italia, a privately owned office furniture company in Milan, Italy. In addition, the company purchased various privately owned United States and Canadian dealers. These companies were acquired for approximately $21.2 million, which resulted in approximately $9.0 million in goodwill.

The results of the acquisitions in both fiscal 1996 and 1995 were not material to the company's consolidated operating results.

INVENTORIES

In Thousands             1996     1995
Finished products      $24,787  $26,260
Work in process         10,896    8,074
Raw materials           30,047   36,742
                       -------  -------
                       $65,730  $71,076
                       -------  -------


Inventories are valued at the lower of cost or market and include material, labor, and overhead. The inventories of Herman Miller, Inc., are valued using the last-in, first-out (LIFO) method. The inventories of the company's subsidiaries are valued using the first-in, first-out method. Inventories valued using the LIFO method amounted to $30.7 and $41.1 million at June 1, 1996, and June 3, 1995, respectively.

If all inventories had been valued using the first-in, first-out method, inventories would have been $16.4 and $18.1 million higher than reported at June 1, 1996, and June 3, 1995, respectively.

PREPAID EXPENSES AND OTHER

In Thousands                                           1996       1995
                                                       $21,006   $27,305
                                                        21,000    17,140
                                                    ----------  --------
                                                       $42,006   $44,445
                                                    ----------  --------
                                                          1996      1995
                                                       $54,124   $33,465
Current deferred income taxes                            7,493    20,619
Other                                                       --    12,000
ACCRUED LIABILITIES                                     11,931     9,177
In Thousands                                            61,939    46,418
Compensation and employee benefits                  ----------  --------
Restructuring reserves                                $135,487  $121,679
Litigation costs                                    ----------  --------
Other taxes                                               1996      1995
Other                                                  $20,522   $18,322
OTHER LIABILITIES                                       33,823    33,800
In Thousands                                        ----------  --------
Postretirement benefits                                 54,345   $52,122
Other                                               ----------  --------
NOTES PAYABLE                                             1996      1995
Outstanding short-term borrowings are shown below:         $--   $58,012
In Thousands                                            21,148    25,579
United States dollar                                ----------  --------
Other currencies                                       $21,148   $83,591
                                                    ----------  --------

The following information relates to short-term borrowings in 1996:

                                                 Domestic          Foreign
Weighted average interest rate at June 1, 1996        --            6.9%
Weighted average interest rate during 1996          6.3%            7.6%
Unused short-term credit lines                    $6,000             $--

In addition to the company's formal short-term credit lines shown above, the company has available informal lines of credit totaling $56.7 million and unsecured revolving credit loans totaling $100.0 million.

LONG-TERM DEBT

In Thousands                                        1996     1995
                                                  $70,000       $--
                                                   15,000        --
                                                   15,000        --
                                                   10,000        --
Series A senior notes, 6.37%, due March 5, 2006        --    60,000
Series B senior notes, 6.08% due March 5, 2001        562       597
Series C senior notes, 6.52%, due March 5, 2008  --------  --------
Finance lease obligation                         $110,562   $60,597
Unsecured revolving credit loan                       317       452
Other                                            --------  --------
Less current portion                             $110,245   $60,145
                                                 --------  --------

During the third quarter of 1996, the company entered into a private placement of $100.0 million of senior notes with seven insurance companies. The Series A, B, and C notes have interest-only payments until March 5, 2000, March 5, 2001, and March 5, 2004, respectively.

The unsecured revolving credit loan provides for a $100.0 million line of credit which matures on December 2, 1997. Outstanding borrowings bear interest, at the option of the company, at rates based on the prime rate, certificates of deposit, LIBOR, or negotiated rates. Interest is payable periodically throughout the period a borrowing is outstanding. During 1996 and 1995, the company borrowed at a negotiated rate of 6.0 and 5.1 percent, respectively.

Provisions of the senior notes and the unsecured revolving senior revolving credit loan limit, without prior consent, the company's borrowings, long-term leases, sale of certain assets, and acquisitions of the company's stock. In addition, the company has agreed to maintain specified levels of working capital and certain financial performance ratios. At June 1, 1996, the company was in compliance with all these provisions.

During May 1996, the company entered into an agreement for the sale and leaseback of its Roswell, Georgia, facility. The company has an early buyout option at the end of three and one-half years at an amount equal to approximately 103.03 percent of the lessor's cost. The company also has a purchase option at the end of six years at an amount equal to the facility's then fair market value. If the purchase option is not exercised, the lease automatically renews for an additional 30 months. The company has guaranteed a residual value of 59.0 percent of the lessor's cost. The lease has been accounted for as a financing in accordance with Statement of Financial Account Standards No. 98.

The book value and associated depreciation of the facility are approximately $13.9 million and $6.3 million, respectively.

Annual maturities of long-term debt for the five years subsequent to June 1, 1996, (in millions) are as follows: 1997--$.3; 1998--$.2; 1999--$.1;
2000--$10.0; 2001--$25.0; and thereafter--$75.0.

OPERATING LEASES
The company leases real property and equipment under agreements which expire on various dates. Certain leases contain renewal provisions and generally require the company to pay utilities, insurance, taxes, and other operating expenses.

Future minimum rental payments (in millions) required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of June 1, 1996, are as follows: 1997--$20.2; 1998--$13.6; 1999--$9.2;
2000--$7.7; 2001--$6.4; thereafter--$14.7.

Total rental expense charged to operations was $23.9, $18.0, and $18.3 million in 1996, 1995, and 1994, respectively. Substantially all such rental expense represented the minimum rental payments under operating leases.

RESTRUCTURING CHARGES
In the fiscal year ended June 3, 1995, the company recorded $31.9 million in pretax restructuring charges, which reduced net income by $20.3 million, or $.82 per share. A charge of $15.5 million was taken in the second quarter of fiscal 1995, to account for the closure of certain of the company's manufacturing and logistics facilities prior to the relocation of their production activities to other U.S. Herman Miller facilities. In addition, the charge also included the costs associated with the closure of wood casegoods manufacturing in the Sanford, North Carolina, facility and discontinuance of manufacturing there, and the transfer of products produced there to Geiger International of Atlanta, Georgia, a respected contract provider of quality wood casegoods.

The $16.4 million charge recorded in the fourth quarter of fiscal 1995 included charges in the United States for reductions in employment and the discontinuation of a product development program at the company's health-care subsidiary, Milcare.

The $31.9 million total pretax restructuring charge consisted of facilities and equipment writeoffs ($15.5 million), termination benefits ($14.1 million), and other exit costs associated with the restructuring ($2.3 million). Approximately 535 employees were terminated or took voluntary early retirement as a result of the facility closing and job elimination process. The closure of the manufacturing and logistics facilities was substantially complete at the end of fiscal 1995. The job elimination process was completed in July 1995.

Amounts paid or charged against these reserves during fiscal 1996 were as follows:

                         June 3, 1995  Costs paid   Ending
In Thousands                  Balance  or charged  Balance
Facilities and equipment      $10,829      $5,499   $5,330
Termination benefits           12,279      10,394    1,885
Other exit costs                1,310       1,032      278
                              -------  ----------  -------
                              $24,418     $16,925   $7,493
                              -------  ----------  -------


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


Net pension cost included the following components:

In Thousands                                             1996      1995     1994
Service cost benefits earned during the year           $8,688    $8,276   $7,223
Interest cost on projected benefit obligation          10,588     9,239    8,074
Return on assets:
 Actual                                               (27,468)  (13,391)  (4,417)
 Deferred gain (loss)                                  18,582     5,767   (2,631)
Net amortization                                         (224)      106     (170)
Cost of early retirement incentive program                479     1,700       --
                                                     --------  --------  -------
Net pension cost                                      $10,645   $11,697   $8,079
                                                     --------  --------  -------

The following table presents a reconciliation of the funded status of the plans and the amount recorded in the accompanying balance sheets:


In Thousands                                                                            1996        1995
Plan assets at fair market value                                                       $145,678   $115,727
                                                                                    -----------  ---------
Actuarial present value of benefit obligations:
 Vested benefits                                                                       (102,236)   (84,726)
 Nonvested benefits                                                                      (2,271)    (4,929)
                                                                                    -----------  ---------
Accumulated benefit obligation                                                         (104,507)   (89,655)
Effect of projected future salary increases                                             (53,618)   (50,718)
                                                                                    -----------  ---------
Projected benefit obligation                                                           (158,125)  (140,373)
                                                                                    -----------  ---------
Projected benefit obligation in excess of
plan assets at fair market value                                                        (12,447)   (24,646)
Unrecognized net asset from date of adoption of SFAS No. 87(3,051)                       (3,836)
Unrecognized net gain from past experience different from that
assumed, and changes in assumptions                                                      (1,013)    17,010
Unrecognized prior service cost                                                            (218)      (661)
                                                                                    -----------  ---------
Accrued pension cost included in accrued and other liabilities                         $(16,729)  $(12,133)
                                                                                    -----------  ---------

The assumptions used in the determination of net pension cost were as follows:



                                                                              1996      1995       1994
Discount rate                                                                 7.5%      7.5%       7.5%
Rate of salary progression                                                    5.0%      5.0%       5.0%
Long-term rate of return on assets                                            7.5%      7.5%       7.5%

Plan assets consist primarily of listed common stocks, mutual funds, and corporate obligations. Plan assets at June 1, 1996, and June 3, 1995, included 327,672 shares of Herman Miller, Inc., common stock.

In connection with the 1995 restructuring, the company offered an early retirement incentive program to eligible participants. The results of this program are reflected in the net cost and funded status of the pension plan and postretirement benefits.

PROFIT SHARING PLAN Herman Miller, Inc., and three of its subsidiaries have a trusteed profit sharing plan that covers substantially all employees who have completed one year of employment. The plan provides for discretionary contributions (payable in the company's common stock) of not more than 6.0 percent of pretax income of the participating companies, or such other lesser amounts as may be established by the Board of Directors. The cost of the plan charged against operations was $4.5, $2.6, and $2.9 million in 1996, 1995, and 1994, respectively.

POSTRETIREMENT BENEFITS In addition to providing pension and profit-sharing benefits, the company provides health-care and life insurance benefits for certain retired employees.

The components of net postretirement benefit cost were as follows:


In Thousands                                       1996    1995    1994
Service cost                                     $1,140    $986    $868
Interest cost on accumulated benefit obligation   1,496   1,305   1,192
Cost of early retirement program                     --     400      --
Net amortization                                    (39)    (44)    (25)
                                                 ------  ------  ------
Net postretirement benefit cost                  $2,597  $2,647  $2,035
                                                 ------  ------  ------

The following table presents a reconciliation of the plan's funded status with amounts recognized in the accompanying balance sheets:


In Thousands                                      1996       1995
Accumulated postretirement benefit obligation:
  Retirees                                       $ (8,823)   $(7,688)
  Fully eligible active plan participants            (202)      (135)
  Other active plan participants                  (13,212)   (12,090)
Unrecognized prior service cost                    (1,031)    (1,081)
Unrecognized net loss                               2,250      1,872
                                                ---------  ---------
Accrued postretirement benefit obligation       $ (21,018)  $(19,122)
                                                ---------  ---------


The accumulated postretirement benefit obligation was computed using an assumed discount rate of 7.5 percent for June 1, 1996, and June 3, 1995.

The weighted average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is 8.0 percent for 1997, and is assumed to decrease gradually to 6.0 percent for 2001 and remain at that level thereafter. A 1.0 percent increase in this annual trend rate would have increased the accumulated postretirement benefit obligation at June 1, 1996, by $.8 million, with an immaterial effect on 1996 postretirement benefit cost.

STOCK OPTION PLANS
The company has stock option plans under which options are granted to employees and nonemployee officers and directors at a price not less than the market price of the company's common stock on the date of grant. All options become exercisable one year from date of grant and expire ten years from date of grant. No charges to operations are recorded with respect to authorization, grant, or exercise of these stock options. At June 1, 1996, there were 140 employees and 11 nonemployee officers and directors eligible, all of whom were participants in the plans. At June 1, 1996, there were 804,900 shares available for future options.

A summary of the stock option transactions is as follows:

                                                  Exercise Price  Weighted Average
                               Number of Shares  Per Share Range   Price Per Share
Outstanding at May 29, 1993           1,315,341     $15.88-26.75            $21.50
Granted                                 269,740      26.88-34.63             27.35
Exercised                              (458,406)     16.00-26.75             21.24
Terminated                               (7,000)     18.63-26.88             26.21
                               ----------------  ---------------  ----------------
Outstanding at May 28, 1994           1,119,675     $15.88-34.63            $22.98
Granted                                 417,280      21.00-29.13             25.86
Exercised                              (121,400)     15.88-26.88             19.63
Terminated                             (126,205)     18.63-29.13             26.08
                               ----------------  ---------------  ----------------
Outstanding at June 3, 1995           1,289,350     $18.63-34.63            $23.93
Granted                                 403,900      24.75-32.19             30.28
Exercised                              (393,170)     18.63-29.43             23.56
Terminated                              (84,120)     21.00-29.13             25.56
                               ----------------  ---------------  ----------------
Outstanding at June 1, 1996           1,215,960     $18.63-34.63            $25.89
                               ----------------  ---------------  ----------------
Exercisable at June 1, 1996             840,360     $18.63-34.63            $23.91
                               ----------------  ---------------  ----------------


EMPLOYEE STOCK PURCHASE PLAN
Under the terms of the company's 1987 Employee Stock Purchase Plan, 3.1 million shares of authorized common stock were reserved for purchase by plan participants at 85.0 percent of the market price. At June 1, 1996, 1,003,462 shares remained available for purchase through the plan, and there were 4,562 employees eligible to participate in the plan, of which 1,359 or 29.8 percent, were participants. Employees purchased 89,222 shares, at prices ranging from $22.32 to $27.36, during the year. Total receipts to the company were $2.3 million. Since the inception of the employee stock purchase program in 1977, employees have purchased a total of 2,057,149 shares at prices ranging from $1.90 to $29.43. Since the plan is noncompensatory, no charges to operations have been recorded.

KEY EXECUTIVE STOCK PROGRAMS
RESTRICTED STOCK GRANTS The company has granted restricted common shares to certain key employees. Shares were awarded in the name of the employee, who has all rights of a shareholder, subject to certain restrictions on transferability and a risk of forfeiture. The forfeiture provisions on the awards expire annually, over a period not to exceed six years, as certain financial goals are achieved. During fiscal 1996, 36,720 shares were granted under the company's long-term incentive plan, 37,932 shares were forfeited, and the forfeiture provisions expired on 8,091 shares. As of June 1, 1996, 48,086 shares remained subject to forfeiture provisions and 45,977 shares remained subject to restrictions on transferability.

The remaining shares subject to forfeiture provisions have been recorded as unearned stock grant compensation and are presented as a separate component of shareholders' equity. The unearned compensation is being charged to selling, general, and administrative expense over the five-year vesting period and was $.3, $.2, and $.5 million in 1996, 1995, and 1994, respectively.

KEY EXECUTIVE STOCK PURCHASE ASSISTANCE PLAN In October 1994, the company adopted a key executive stock purchase assistance plan whereby the company may extend credit to officers and key executives to purchase the company's stock through the exercise of options or on the open market. These loans are secured by the shares acquired and are repayable under full recourse promissory notes. The sale or transfer of shares is restricted for five years after the loan is fully paid. The plan provides for the key executives to earn repayment of a portion of the notes based on meeting annual performance objectives as set forth by the Executive Compensation Committee of the Board of Directors. The notes bear interest at 7.0 percent per annum. Interest is payable annually and principal is due on September 1, 2000. As of June 1, 1996, the notes outstanding relating to the exercise of options were $1.6 million and are presented as a separate component of shareholders' equity. Notes outstanding related to open market purchases were $2.2 million and are recorded in other assets. Compensation expense related to earned repayment was $1.7 million in 1996 and immaterial in 1995.

INCOME TAXES
Pre-tax income consisted of the following:


In Thousands                           1996      1995     1994
Domestic                            $77,169   $13,418  $71,150
Foreign                              (7,073)   (9,379)  (7,677)
                                    -------  --------  -------
                                    $70,096    $4,039  $63,473
                                    -------  --------  -------



The provision (credit) for income taxes consisted of the following:

In Thousands                          1996      1995     1994
Current:  Domestic--Federal         $15,725   $18,104  $24,780
         Domestic--State              1,615       935    1,213
         Foreign                       (527)   (1,580)  (1,338)
                                    -------  --------  -------
                                    $16,813   $17,459  $24,655
                                    -------  --------  -------
Deferred: Domestic--Federal           6,115   (15,137)  (1,097)
         Domestic--State                 50    (1,951)     187
         Foreign                      1,172      (671)    (645)
                                    -------  --------  -------
                                      7,337   (17,759)  (1,555)
                                    -------  --------  -------
                                    $24,150     $(300) $23,100
                                    -------  --------  -------


The following table represents a reconciliation of income taxes at the United States statutory rate with the effective tax rate follows:


In Thousands                                            1996     1995     1994
Income taxes computed at the United States statutory
rate of 35%                                           $24,534  $ 1,414  $22,216
Increase (decrease) in taxes resulting from:
 Corporate-owned life insurance                        (3,302)  (1,842)    (458)
 Changes in valuation allowance                        (2,762)      --       --
 Additional reserves provided                           2,834       --       --
 State taxes, net                                       1,082     (660)     910
 Foreign net operating losses                              --      735      586
 Other                                                  1,764       53     (154)
                                                      -------  -------  -------
                                                      $24,150    $(300) $23,100
                                                      -------  -------  -------


The tax effects and types of temporary differences that give rise to significant components of the deferred tax assets and liabilities at June 1, 1996, and June 3, 1995, are presented below:


 In Thousands                                                 1996       1995
 Deferred tax assets:
  Foreign net operating loss carryforwards                   $22,475    $20,594
  Compensation related accruals                               11,164      9,371
  Restructuring charge accruals                                2,774      9,242
  Accrued postretirement benefit obligation                    7,410      6,566
  Accrued litigation costs                                        --      4,200
  Long-term capital loss carryforwards                            --      5,497
  Insurance accruals                                           1,843      3,144
  Reserve for uncollectible accounts and notes receivable      2,551      2,558
  Other                                                       20,224     13,984
  Valuation allowance                                        (22,475)   (25,237)
                                                           ---------  ---------
                                                             $45,966    $49,919
                                                           ---------  ---------
 Deferred tax liabilities:
  Book basis in property in excess of tax basis             $(17,058)  $(18,230)
  Prepaid employee benefits                                   (3,037)    (2,457)
  Other                                                       (8,014)    (4,038)
                                                           ---------  ---------
                                                            $(28,109)  $(24,725)
                                                           ---------  ---------

The company has foreign net operating loss carryforwards, the tax benefit of which is $22.5 million, of which $9.9 million expires at various dates through 2006, and of which $12.6 million has unlimited expiration. For financial statement purposes, the tax benefit of the foreign net operating loss carryforward has been recognized as a deferred tax asset, subject to a valuation allowance.

Changes in the valuation allowance reflects the utilization of the company's capital loss carryforwards which served to offset capital gains recognized on the sale and leaseback of the Roswell, Georgia, facility (see the long-term debt note for a description of the lease) and on certain excess land sold to the company's captive insurance company. In addition, an allowance was recorded against the net operating loss carryforward at the company's foreign subsidiaries.

The company has not provided for United States income taxes on undistributed earnings of foreign subsidiaries totaling $32.7 million. Recording of deferred income taxes on these undistributed earnings is not required, since these earnings have been permanently reinvested. These amounts would be subject to possible U.S. taxation only if remitted as dividends. The determination of the hypothetical amount of unrecognized deferred U.S. taxes on undistributed earnings of foreign entities is not practicable.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amount of the company's financial instruments included in current assets and current liabilities approximates their fair value due to their short-term nature. The fair value of the notes receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of June 1, 1996, and June 3, 1995, the fair value of the notes receivable approximated the carrying value. The company intends to hold these notes to maturity and has recorded allowances to reflect the terms negotiated for carrying value purposes. The company's long-term debt was either negotiated in the near term or reprices frequently at the then-prevailing market interest rates. As of June 1, 1996, and June 3, 1995, the carrying value approximated the fair value of the company's long-term debt.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK
The company utilizes derivative financial instruments to manage its exposure to foreign currency volatility at the transactional level. At June 1, 1996, the company had no outstanding derivative financial instruments. At June 3, 1995, the company had outstanding $7.2 million, of financial instruments to purchase and sell foreign currencies, consisting primarily of forward exchange contracts. The majority of these contracts relate to major currencies such as the Japanese yen, the Australian dollar, and the British pound. The exposure to credit risk is minimal since the counterparties are major financial institutions. The market risk exposure is essentially limited to currency rate movements. The gains or losses arising from these financial instruments are applied to offset exchange gains or losses on related hedged exposures. Realized and unrealized gains or losses in 1996 and 1995 were not material to the company's results of operations.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
The following table presents a reconciliation of net income to net cash provided by operating activities:


In Thousands                                                1996      1995      1994
Depreciation and amortization                             $45,009   $39,732   $33,207
Restructuring charges                                          --    31,900        --
Provision for losses on accounts and notes receivable       4,635     1,405     3,481
Loss on sales of property and equipment                       120     1,077     1,832
Deferred taxes                                              7,337   (17,759)   (1,555)
Other liabilities                                           1,468     6,587     8,258
Stock grants earned                                           284       207       461
Changes in current assets and liabilities:
    Decrease (increase) in assets:
         Accounts receivable                                4,295   (39,901)   (7,151)
         Inventories                                       11,042    (9,239)   (3,671)
         Prepaid expenses and other                        (5,009)   (3,912)   (3,352)
    Increase (decrease) in liabilities:
         Accounts payable                                     627     8,674     1,123
         Accrued liabilities                                8,704     6,751   (3,242)
                                                       ----------  --------  --------
                                                           19,659   (37,627)  (16,293)
                                                       ----------  --------  --------
    Total adjustments                                     $78,512   $25,522   $29,391
                                                       ----------  --------  --------

Cash payments for interest and income taxes were as follows:

In Thousands                                                1996      1995      1994
Interest paid                                              $9,526    $6,296    $1,799
Income taxes paid                                          13,883    16,095    25,784


PER SHARE INFORMATION
Earnings per share of common stock have been computed using the weighted average number of outstanding common shares and common share equivalents to the extent they are dilutive during each of the three years in the period ended June 1, 1996 (25,128,735 in 1996; 24,792,057 in 1995; 25,254,743 in 1994).

CONTINGENCIES
During the second quarter ended December 2, 1995, the company's Board of Directors authorized management to engage in settlement discussions with Haworth. In January 1996, the company and Haworth agreed to the terms of a settlement.

The lawsuit, filed in January 1992, alleged that certain electrical products, which the company offered, infringed two patents held by Haworth. Haworth has sued Steelcase, Inc., in 1985, claiming that Steelcase's products infringed those same two patents. In 1989, Steelcase was held to infringe the patents, and the matter was referred to private dispute resolution to resolve the issue of damages. The patents at issue expired prior to December 1, 1994.

Since the date of initial claim, the company has always been advised by our patent litigation counsel that it was more likely than not to prevail on the merits; however, the mounting legal costs, distraction of management focus, and the uncertainty present in any litigation made this settlement something which the company determined is the best interest of its shareholders.

Under the settlement agreement, Herman Miller paid Haworth $44.0 million in cash in exchange for a complete release. The release also covers Herman Miller's customers and suppliers. The companies have exchanged limited covenants not to sue with respect to certain existing and potential patent rights. Haworth has agreed not to sue under United States Patent 4,682,984 which refers to a construction process for making storage cabinets. In addition, Haworth has granted a limited covenant not to sue with respect to certain potential future patent rights on panel construction. Haworth received a limited covenant under three United States Patents--5,038,539; 4,685,255; and 4,876,835--all relating to one of the company's system product lines.

The company simultaneously reached a settlement with one of its suppliers. The supplier agreed to pay Herman Miller $11.0 million and, over the next seven years, to rebate a percentage of its sales to Herman Miller which are in excess of current levels. The $11.0 million, plus interest, will be paid in annual installments over a seven-year period. Herman Miller is also exploring the possibility of claims against other third parties.

The company recorded net litigation settlement expense of $16.5 million, after applying previously recorded reserves and the settlement with the supplier, in the second quarter of fiscal 1996.

The company, for a number of years, has sold various products to the United States Government under General Services Administration (GSA) multiple award schedule contracts. The GSA is permitted to audit the company's compliance with the GSA contracts. As a result of its audits, the GSA has asserted a refund claim under the 1982 contract for approximately $2.7 million and has other contracts under audit review. Management has been notified that the GSA has referred the 1988 contract to the Justice Department for consideration of a potential civil False Claims Act case. Management disputes the audit result for the 1982 contract and does not expect resolution of the matter to have a material adverse effect on the company's consolidated financial statements. Management does not have information which would indicate a substantive basis for a civil False Claims Act under the 1988 contract.

The company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the company's consolidated financial statements.

SEGMENT INFORMATION
The company operates on a worldwide basis in a single industry consisting of the design, manufacture, and sale of office furniture systems, products, and related services. The following information is presented with respect to the company's operations in different geographic areas for the fiscal years ended June 1, 1996; June 3, 1995; and May 28, 1994. Transfers between geographic areas represent the selling price of sales to affiliates, which is generally based on cost plus a mark-up. Net income of foreign operations and export includes royalty income from licensee sales and reflects the gain or loss on foreign currency exchange. The cash and cash equivalents accounts of the company are considered to be corporate assets. All other assets have been identified with domestic or foreign operations. No single customer accounted for more than 10.0 percent of consolidated net sales.

In Thousands                                        Foreign     Adjustments
                                                   Operations      and
                                    United States  and Export  Eliminations  Consolidated
1996
Sales to unaffiliated customers        $1,043,850    $240,081  $         --    $1,283,931
Transfers between geographic areas         34,667      13,176       (47,843)           --
                                       ----------  ----------  ------------  ------------
Net Sales                              $1,078,517    $253,257  $    (47,843)   $1,283,931
                                       ----------  ----------  ------------  ------------
Net income (loss)                      $   53,977    $ (8,031) $         --    $   45,946
                                       ----------  ----------  ------------  ------------
Identifiable assets                    $  532,371    $105,487  $         --    $  637,858
                                       ----------  ----------  ------------  ------------
Corporate assets                                                                   57,053
                                                                             ------------
Total assets                                                                   $  694,911
                                                                             ------------
1995
Sales to unaffiliated customers        $  894,455    $188,595  $         --    $1,083,050
Transfers between geographic areas         55,206       5,186       (60,392)           --
                                    -------------  ----------  ------------  ------------
Net sales                              $  949,661    $193,781  $    (60,392)   $1,083,050
                                    -------------  ----------  ------------  ------------
Net income (loss)                      $    7,265    $ (2,926) $         --    $    4,339
                                    -------------  ----------  ------------  ------------
Identifiable assets                    $  550,666     $91,858  $         --    $  642,524
                                    -------------  ----------  ------------  ------------
Corporate assets                                                                   16,488
                                                                             ------------
Total assets                                                                   $  659,012
                                                                             ------------
1994
Sales to unaffiliated customers        $  812,158  $  141,042  $         --    $  953,200
Transfers between geographic areas         35,579       5,711       (41,290)           --
                                    -------------  ----------  ------------  ------------
Net sales                              $  847,737  $  146,753  $    (41,290)   $  953,200
                                    -------------  ----------  ------------  ------------
Net income (loss)                      $   42,374  $   (2,001) $         --    $   40,373
                                    -------------  ----------  ------------  ------------
Identifiable assets                    $  454,210  $   56,835  $         --    $  511,045
                                    -------------  ----------  ------------  ------------
Corporate assets                                                                   22,701
                                                                             ------------
Total assets                                                                   $  533,746
                                                                             ------------

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Herman Miller, Inc.:

We have audited the accompanying consolidated balance sheets of Herman Miller, Inc. (a Michigan corporation) and subsidiaries as of June 1, 1996, and June 3, 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended June 1, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Herman Miller, Inc., and subsidiaries as of June 1, 1996, and June 3, 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 1, 1996, in conformity with generally accepted accounting principles.

Arthur Andersen LLP
Grand Rapids, Michigan
June 28, 1996

MANAGEMENT'S REPORT ON FINANCIAL STATEMENTS

The consolidated financial statements of Herman Miller, Inc., and subsidiaries were prepared by, and are the responsibility of management. The statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances and include amounts that are based on management's best estimates and judgments.

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

The consolidated financial statements have been audited by the independent public accounting firm Arthur Andersen LLP, whose appointment is ratified annually by shareholders at the annual shareholders' meeting. The independent public accountants conduct a review of internal accounting controls to the extent required by generally accepted auditing standards and perform such tests and related procedures as they deem necessary to arrive at an opinion on the fairness of the financial statements.

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

Michael A. Volkema  President and Chief Executive Officer
Brian C. Walker, Chief Financial Officer
June 28, 1996

Item 9  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No changes in, or disagreements with, accountants referenced in Item 304 of Regulation S-K occurred during the 24-month period ended June 1, 1996.

                                    PART III

Item 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of Registrant

Information relating to directors and director nominees of the registrant is contained under the caption "Director and Executive Officer Information," in the company's definitive Proxy Statement, dated August 26, 1996, relating to the company's 1996 Annual Meeting of Shareholders and the information within that section is incorporated by reference. Information relating to Executive Officers of the company is included in Part I hereof entitled "Executive Officers of the Registrant."

There are no family relationships between or among the above-named executive officers. There are no arrangements or understandings between any of the above-named officers pursuant to which any of them was named an officer.

Item 11  EXECUTIVE COMPENSATION

Information relating to management remuneration is contained under the tables and discussions on pages 10-12 in the company's definitive Proxy Statement, dated August 26, 1996, relating to the company's 1996 Annual Meeting of Shareholders, and the information within those sections is incorporated by reference.

Item 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

The sections entitled "Voting Securities and Principal Shareholders" and "Director and Executive Officer Information" in the definitive Proxy Statement, dated August 26, 1996, relating to the company's 1996 Annual Meeting of Shareholders and the information within those sections is incorporated by reference.

Item 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions contained under the captions "Director and Executive Officer Information" and "Compensation of Board Members and Non-Employee Officers" in the definitive Proxy Statement, dated August 26, 1996, relating to the company's 1996 Annual Meeting of Shareholders is incorporated by reference.

                                    PART IV

Item 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND
REPORTS ON FORM 8-K




(a)  1.  Financial Statements

     The following consolidated financial statements of the company are included in this Form 10-K on the pages noted:


                                                                 Page Number in
                                                                 the Form 10-K


         Consolidated Statements of Income                            21
         Consolidated Balance Sheets                                  22
         Consolidated Statements of Shareholders' Equity              23
         Consolidated Statements of Cash Flows                        24
         Notes to Consolidated Financial Statements                   25
         Report of Independent Public Accountants                     39
         Management's Report on Financial Statements                  40

(a)  2.  Financial Statement Schedule

     The following financial statement schedule and related Report of Independent Public Accountants on the Financial Statement
     Schedule are included in this Form 10-K on the pages noted:

                                                                 Page Number in
                                                                 this Form 10-K
     Report of Independent Public Accountants
     on Financial Statement Schedule                                  44
     Consent of Independent Public Accountants                        45

                                                       Page Number in
                                                       this Form 10-K


Schedule VIII-   Valuation and Qualifying
                 Accounts and Reserves for the
                 Years Ended June 1, 1996;                   47
                 une 3, 1995; and May 28, 1994


      All other schedules required by Form 10-K Annual Report have been omitted because they were inapplicable, included in the notes to consolidated financial statements, or otherwise not required under instructions contained in Regulation S-X.

      (a)  3. Exhibits

      Reference is made to the Exhibit Index which is found on pages 49 through 51 of this Form 10-K Annual Report.

      (b)  Reports on Form 8-K

           No reports on Form 8-K were filed during the fourth quarter of the year ended June 1, 1996.

    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors of Herman Miller, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Herman Miller, Inc., and subsidiaries included in this Form 10-K, and have issued our report thereon dated June 28, 1996. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed at Item 14(a)2 above is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

     /s/ Arthur Andersen LLP
     -----------------------
     ARTHUR ANDERSEN LLP
     Grand Rapids, Michigan
     June 28, 1996

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Herman Miller, Inc.:

As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K, into the Company's previously filed Form S-8 Registration Statement File Numbers 33-5810, 33-43234, 33-43235, 33-45812, 2-84202, 33-04369, 33-04367, and 33-04365.


     /s/ Arthur Andersen LLP
     -------------------------
     ARTHUR ANDERSEN LLP
     Grand Rapids, Michigan
     August 22, 1996

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERMAN MILLER, INC.



/s/  Michael A. Volkema                     and  /s/  Brian C. Walker
- ---  ------------------------------------        -------------------------------
By   Michael A. Volkema                           Brian C. Walker
     (President and Chief Executive Officer)      (Chief Financial Officer)


Date: August 22, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on August 22, 1996, by the following persons on behalf of the Registrant in the capacities indicated. Each Director of the Registrant, whose signature appears below, hereby appoints Michael A. Volkema as his attorney-in-fact, to sign in his name and on his behalf, as a Director of the Registrant, and to file with the Commission any and all amendments to this Report on Form 10-K.



         /s/ David L. Nelson      /s/ Michael A. Volkema
         -----------------------  ------------------------------------
         David L. Nelson          Michael A. Volkema
         (Chairman of the Board)  (President, Chief Executive
                                  Officer and Director)


         /s/ William K. Brehm     /s/ E. David Crockett
         -----------------------  ------------------------------------
         William K. Brehm         E. David Crockett
         (Director)               (Director)


         /s/ Alan M. Fern         /s/ Lord Griffiths of Fforestfach
         -----------------------  ------------------------------------
         Alan M. Fern             Lord Griffiths of Fforestfach
         (Director)               (Director)


         /s/ Richard H. Ruch      /s/ C. William Pollard
         -----------------------  ------------------------------------
         Richard H. Ruch          C. William Pollard
         (Director)               (Director)


         /s/ Charles D. Ray       /s/ Ruth A. Reister
         -----------------------  ------------------------------------
         Charles D. Ray           Ruth A. Reister
         (Director)               (Director)


         /s/ H. Harold Chandler
         -----------------------
         J. Harold Chandler
         (Director)


                     HERMAN MILLER, INC., AND SUBSIDIARIES

               SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)


Column A                           Column B    Column C    Column D     Column E
- --------                         ----------  ----------  -------------  ---------
                                              Additions  Uncollectible
                                 Balance at  charged to  accounts        Balance
                                  beginning   costs and  written off      at end
Description                       of period    expenses  (net)   (1)    of period
- -----------                      ----------  ----------  -------------  ---------
Year ended June 1, 1996:
  Allowance for possible losses
  on accounts receivable             $7,180      $3,816           $573    $10,423

  Allowance for possible losses
  on notes receivable                $2,627      $2,573           $785     $4,415

Year ended June 3, 1995:
  Allowance for possible losses
  on accounts receivable             $6,742        $405          $(33)     $7,180

  Allowance for possible losses
  on notes receivable                $2,159      $1,000           $532     $2,627

Year ended May 28, 1994:
  Allowance for possible losses      $6,168        $731           $157     $6,742
  on accounts receivable

  Allowance for possible losses      $2,106      $2,750         $2,697     $2,159
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

(4)   Instruments Defining the Rights of Security Holders

      (a) Specimen copy of Herman Miller, Inc., common stock is incorporated by reference to Exhibit 4(a) of Registrant's 1981 Form 10-K Annual Report.

      (b)  Note Purchase Agreement dated March 1, 1996,
           is incorporated by reference to Exhibit 4(b) of the
           Registrant's 1996 Form 10-K Annual Report.                  49-133

      (c) Other instruments which define the rights of holders of long-term debt individually represent debt of less than 10 percent of total assets. In accordance with item 601(b)(4)(iii)(A) of regulation
           S-K, the Registrant agrees to furnish to the Commission copies of such agreements upon request.

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

      (f)  Herman Miller, Inc., 1994 Key Executive Stock
           Purchase Assistant Plan, dated October 6, 1994, is incorporated byreference to Appendix C of the Registrant's 1994 Proxy Statement. *

      (g)  Incentive Share Grant Agreement, dated October 4, 1995,      134-141
           between the company and Michael A. Volkema is incorporated by reference to Exhibit 10(g) of the Registrant's 1996 Form
           10-K Annual Report. *


      (h)  Incentive Share Grant Agreement, dated May 15, 1996,         142-149
           between the company and Michael A. Volkema is incorporated by reference to Exhibit 10(h) of the Registrant's 1996 Form
           10-K Annual Report. *

      (i)  Termination and Mutual Release Agreement, dated March 27,    150-157
           1996, between the company and Hansjorg Broser is incorporated by reference to Exhibit 10(i) of the Registrant's 1996 Form 10K Annual Report. *

      (j)  Herman Miller, Inc., Long-Term Incentive
           Plan, dated October 6, 1994, is incorporated by reference to Exhibit 4 of the Registrant's May
           22, 1996, Form S-8 Registration No. 33-04369*

      (k)  Herman Miller, Inc., 1994 Nonemployee
           Officer and Director Stock Option Plan, dated
           October 6, 1994, is incorporated by reference to Exhibit 4 of the Registrant's May 22, 1996,
           Form S-8 Registration No. 33-04367 *

      *    denotes compensatory plan or arrangement.

(11)  Computation of Per Share Earnings.                              158
(22)  Subsidiaries.                                                   159


(27)  Financial Data Schedule (exhibit available upon request)