Form 10-Q
period 1996-08-31
MILLER HERMAN INC
filed 1996-10-11
CIK 66382

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q

__X__            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended August 31, 1996                     Commission File No. 0-5813


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

                                                             Yes __X__   No ____

Common Stock Outstanding at September 30, 1996--23,799,285 shares.

The Exhibit Index appears at page 15.

                         HERMAN MILLER, INC. FORM 10-Q
                     FOR THE QUARTER ENDED AUGUST 31, 1996
                                     INDEX




                                                                                   Page No.
                                                                                   --------
Part I--Financial Information

      Condensed Consolidated Balance Sheets--                                         3
            August 31, 1996, and June 1, 1996

      Condensed Consolidated Statements of Income--                                   4
            Three Months Ended August 31, 1996,
            and September 2, 1995

      Condensed Consolidated Statements of Cash Flows--                               5
            Three Months Ended August 31, 1996,
            and September 2, 1995

      Notes to Condensed Consolidated Financial Statements                            6-9

      Management's Discussion and Analysis of
            Financial Condition and Results of Operations                             10-12

Part II--Other Information

      Submission of Matters to Vote of Security Holders                               13

      Exhibits and Reports on Form 8-K                                                13

      Signatures                                                                      14

      Exhibit Index                                                                   15

                              HERMAN MILLER, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



                                                      Aug. 31,         June 1,
                                                       1996             1996
                                                    -----------      -----------
                                                     (unaudited)       (audited)
ASSETS
------
CURRENT ASSETS:
     Cash and cash equivalents                         $  37,112       $  57,053
     Accounts receivable, net                            181,443         170,116
     Inventories--
       Finished goods                                     25,688          24,787
       Work in process                                    18,811          10,896
       Raw materials                                      22,736          30,047
                                                         -------          ------
         Total inventories                                67,235          65,730
                                                          ------          ------

     Prepaid expenses and other                           40,814          42,006
                                                         -------         -------


         Total current assets                            326,604         334,905
                                                         -------         -------

PROPERTY AND EQUIPMENT, AT COST:                         544,940         536,108
     Less-accumulated depreciation                       277,653         267,343
                                                         -------         -------
         Net property and equipment                      267,287         268,765
                                                         -------         -------

OTHER ASSETS:

     Notes receivable, net                                39,961          39,212
     Other noncurrent assets                              52,318          52,029
                                                          ------         -------


         Total assets                                   $686,170        $694,911
                                                         =======         =======

LIABILITIES & SHAREHOLDERS' EQUITY
----------------------------------

CURRENT LIABILITIES:
    Unfunded checks                                    $   1,302        $  2,867
    Current portion of long-term debt                        155             317
    Notes payable                                         26,616          21,148
    Accounts payable                                      60,546          59,208
    Accruals                                             135,927         135,487
                                                         -------         -------
      Total current liabilities                          224,546         219,027
                                                         -------         -------

LONG-TERM DEBT, less current portion                     110,218         110,245


OTHER LIABILITIES                                         56,657          57,494


SHAREHOLDERS' EQUITY:
    Common stock $.20 par value                            4,778           4,934
    Additional paid-in capital                                --          14,468

    Retained earnings                                    304,488         303,578

    Cumulative translation adjustment                    (11,615)        (11,633)
    Key executive stock programs                          (2,902)         (3,202)
                                                         -------         -------

      Total shareholders' equity                         294,749         308,145
                                                         -------         -------

     Total liabilities and
        shareholders' equity                            $686,170        $694,911
                                                         =======         =======




     See accompanying notes to condensed consolidated financial statements.

                              HERMAN MILLER, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                      Three Months Ended
                                                     ---------------------
                                                     Aug. 31,       Sept. 2,
                                                       1996           1995
                                                       ----           ----
NET SALES                                            $342,484       $301,088

COST AND EXPENSES:

    Cost of goods sold                                224,212        198,209
    Operating expenses                                 91,182         83,336
    Interest expense                                    2,181          2,101
    Other income, net                                    (677)        (1,472)
                                                         ----         ------
                                                      316,898        282,174
                                                      -------        -------

INCOME BEFORE TAXES ON INCOME                          25,586         18,914

PROVISION FOR TAXES ON INCOME                          10,000          6,900
                                                       ------        -------

NET INCOME                                            $15,586        $12,014
                                                       ======         ======

NET INCOME PER SHARE                                  $   .64        $   .48
                                                       ======         ======

DIVIDENDS PER SHARE OF COMMON STOCK                   $   .13        $   .13
                                                       ======         ======

See accompanying notes to condensed consolidated financial statements.

                            HERMAN MILLER, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF
                                 CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                        Three Months Ended
                                                                   ----------------------------
                                                                    Aug. 31,           Sept. 2,
                                                                      1996               1995
                                                                   ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                    $  15,586          $  12,014
     Depreciation and amortization                                    12,093             11,867
     Other, net                                                       (5,848)              (760)
                                                                   ---------          ---------
     Net cash provided by operating activities                        21,831             23,121
                                                                   ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Notes receivable repayments                                     102,317            119,569
     Notes receivable issued                                        (103,442)          (117,509)
     Capital expenditures                                            (12,836)           (11,371)
     Other, net                                                       (3,049)             2,798
                                                                   ---------          ---------
     Net cash used for investing activities                          (17,010)            (6,513)
                                                                   ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net common stock issued                                           1,524              3,038
     Net long-term debt borrowings (repayments)                         (189)            37,436
     Net short-term debt borrowings (repayments)                       5,100            (53,955)
     Dividends paid                                                   (3,207)            (3,231)
     Common stock purchased and retired                              (27,991)                --
     Other, net                                                           --                (51)
                                                                   ---------          ---------
     Net cash used for financing activities                          (24,763)           (16,763)
                                                                   ---------          ---------

EFFECT OF EXCHANGE RATE
     CHANGES ON CASH                                                       1                860
                                                                   ---------          ---------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                (19,941)               705

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                              57,053             16,488
                                                                   ---------          ---------

CASH AND CASH EQUIVALENTS,
     AT END OF PERIOD                                              $  37,112          $  17,193
                                                                   =========          =========



    See accompanying notes to condensed consolidated financial statements.

                              HERMAN MILLER, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


FOOTNOTE DISCLOSURES

The condensed consolidated financial statements have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The company believes that the disclosures made in this document are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company's Annual Report on Form 10-K for the year ended June 1, 1996.

FISCAL YEAR

The company's fiscal year ends on the Saturday closest to May 31. Accordingly, the years ended June 1, 1996, and May 31, 1997, contain 52 weeks.

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

Amounts paid or charged against these reserves during the first quarter of fiscal 1997 were as follows:

                                                 June 1, 1996       Costs paid        Ending
In Thousands                                       Balance          or charged        Balance
                                                 ------------       ----------        -------
Facilities and equipment                             $5,330           $1,775           $3,555
Termination benefits                                  1,885              487            1,398
Other exit costs                                        278              102              176
                                                     ------           ------           ------
                                                     $7,493           $2,364           $5,129
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

Cash payments for income taxes and interest (in thousands) were as follows:

                                                                           Three Months Ended
                                                                      -----------------------------
                                                                       Aug. 31,            Sept. 2,
                                                                         1996                1995
                                                                      ---------            --------
     Interest paid                                                      $2,673              $2,510
     Income taxes paid                                                  $8,048              $2,531

CONTINGENCIES

On January 7, 1992, Haworth, Inc. ("Haworth") filed a lawsuit against the company, alleging that the electrical systems used in the creation of the company's products infringed one or more of Haworth's patents. The lawsuit against the company followed a lawsuit filed by Haworth in 1985 against Steelcase, Inc., the industry's leader in market share, alleging violation of the same two patents. In 1989, Steelcase was held to infringe the patents and the matter was returned to private dispute resolution. The patents at issue expired prior to December 1, 1994.

During the second quarter ended December 2, 1995, the company's Board of Directors authorized management to engage in settlement discussions with Haworth. In January 1996, the company and Haworth agreed to terms of a settlement. The company continues to believe, based upon written opinion of counsel, that its products do not infringe Haworth's patents and the company would, more likely than not, have prevailed on the merits. However, based on the mounting legal costs, distraction of management focus, and the uncertainty present in any litigation, we concluded settlement was in the best interest of our shareholders. The settlement included a one-time cash payment of $44.0 million in exchange for a complete release. The companies also exchanged limited covenants not to sue with respect to certain existing and potential patent designs.

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

The company is not aware of any other litigation or threatened litigation which would have a material impact on the company's financial statements.

REPORT OF MANAGEMENT

In the opinion of the company, the accompanying unaudited condensed consolidated financial statements taken as a whole contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of the company as of August 31, 1996, and the results of its operations and cash flows for the three months then ended. Interim results are not necessarily indicative of results for a full year.

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


                                                  $             %
                                              --------       -------
        NET SALES                              41,396           13.7

        COST OF GOODS SOLD                     26,003           13.1

        OPERATING EXPENSES                      7,846            9.4

        INTEREST EXPENSE                           80            3.8

        OTHER INCOME NET*                         795           54.0

        INCOME BEFORE TAXES ON INCOME           6,672           35.3

        PROVISION FOR TAXES ON INCOME           3,100           44.9

        NET INCOME                              3,572           29.7

* Represents a decrease in other income

B.       Results of Operations

         First Quarter FY 1997 versus First Quarter FY 1996

         Net sales increased $41.4 million, or 13.7 percent, for the three months ended August 31, 1996, over the first quarter results a year ago. For the first three months of fiscal 1997, the company had net sales of $342.5 million, compared with net sales of $301.1 million in the first three months last year. Net sales of $342.5 million were the highest ever recorded in a quarter. Acquisitions accounted for $9.8 million or 3.2 percent of the increase. The remaining increase was primarily due to unit volume increases in our domestic operations.

         New orders increased 20.2 percent, to $371.7 million. Acquisitions accounted for $10.7 million or 3.4 percent of this increase. The backlog of unfilled orders at August 31, 1996, was $185.8 million, compared with $177.9 million a year earlier, and $156.6 million at June 1, 1996.

         Gross margin increased to 34.5 percent during the first quarter of 1997, compared to a gross margin of 34.2 percent in the first quarter of 1996. The improvement reflects lower expenditures for overhead in the U.S. operations along with better leveraging of fixed overhead. In addition, one of our domestic subsidiaries realized a price increase in the first quarter of 1997.

         Operating expenses, as a percent of sales, decreased to 26.6 percent compared with 27.7 percent in the first quarter of last year. This improvement is the result of the restructuring implemented in the fourth quarter of fiscal 1995. Total operating expenses increased $7.9 million from $83.3 million in the first quarter of last year to $91.2 million. Operating expenses attributable to acquisitions and new ventures were $3.5 million. Additional factors contributing to the increase were a 4.0 percent year-over-year increase in compensation and benefits, increased depreciation and amortization, and costs which are variable with sales.

         Interest expense of $2.2 million was comparable to the first quarter of fiscal 1996. Total interest-bearing debt was $137.0 million at the end of the first quarter of fiscal 1997, compared with $131.7 million at June 1, 1996, and $126.9 million at September 2, 1995.

         The effective tax rate for the first quarter was 39.1 percent compared with 36.5 percent in the same period of last year. The higher rate is the result of a change in the law which reduces the favorable tax treatment of Corporate Owned Life Insurance programs. In addition, two of our foreign subsidiaries fully utilized their net operating loss carryforwards in fiscal 1996.

         Net income increased 29.7 percent to $15.6 million in the first quarter, compared to $12.0 million for the same period last year.

         United States net sales were up 15.4 percent for the first quarter, after being up 9.9 percent in the fourth quarter of fiscal 1996. These increases reflect the impact of the acquisitions and strong growth in our domestic subsidiaries.

         Net sales of international operations and export sales from the United States in the first quarter ended August 31, 1996, totaled $58.4 million compared with $55.0 million last year. Net loss from the company's international operations and export sales from the United States for the first quarter decreased $.5 million to a $.6 million loss, compared with net loss of $1.1 million for the same period last year.

         Net sales from international operations and exports from the United States increased 6.2 percent over the first quarter of last year. The first quarter increase primarily was due to a stronger performance in our United Kingdom and Canadian operations.

C.       Financial Condition, Liquidity, and Capital Resources

         First Quarter FY 1997 versus First Quarter FY 1996

         1. Cash flow from operating activities was $21.8 million versus $23.1 million in the first quarter of 1996.
         2. Days sales in accounts receivable plus days sales in inventory decreased to 74.7 days versus 75.6 days on June 1, 1996.
         3. Total interest-bearing debt increased to $137.0 million compared to $131.7 million at June 1, 1996. Debt-to-total capital now stands at 31.7 percent versus 29.9 percent on June 1, 1996. We expect interest bearing debt to remain in the range of $125 to $145 million for the remainder of the year.
         4. Capital expenditures for the quarter were $12.8 million versus $11.4 million in the first quarter of 1996. The expenditures were primarily for a new facility at one of our fastest growing subsidiaries and new or improved internal processes. Capital expenditures for the year are expected to be in the range of $75 to $80 million.
         5. The company repurchased 854,700 shares of common stock for $28.0 million during the first quarter of fiscal 1997.

Part II

Item 4:  Submission of Matters to Vote of Security Holders

At the Annual Shareholders Meeting held October 2, 1996, the shareholders voted on various proposals presented in the company's 1996 definitive proxy statement. The results of the votes follow:

1.       Proposal to elect three directors to serve a term of three years:

                                                                                         Broker
                                                   For       Against      Withheld       Non-vote
                                                   ---       -------      --------       --------
         a.      Terms expiring in 1999

                 William K. Brehm               21,427,722       0             71,154         0

                 J. Harold Chandler             21,281,625       0            217,251         0

                 Brian Griffiths                21,426,436       0             72,440         0

2. Proposal to ratify the appointment of Arthur Andersen LLP as the independent public accountants for the company for the fiscal year ending May 31, 1997.

                                                                                             Broker
                                                For            Against      Withheld        Non-vote
                                                ---            -------      --------        --------
                                             21,449,724         14,647         34,505             0

Item 6:  Exhibits and Reports on Form 8-K

1.       Exhibits

         See Exhibit Index

2.       Reports on Form 8-K

  No reports on Form 8-K were filed during the three months ended August 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

                              HERMAN MILLER, INC.



October 11, 1996                   /s/  Michael A. Volkema
                                   ---------------------------------------------
                                   Michael A. Volkema
                                   (President and
                                   Chief Executive Officer)



October 11, 1996                   /s/  Brian C. Walker
                                   ---------------------------------------------
                                   Brian C. Walker
                                   (Chief Financial Officer)

Exhibit Index

(11)     Computations of earnings per common share.

(27)     Financial Data Schedule (Exhibit available upon request)