Form 10-Q
period 1996-11-30
MILLER HERMAN INC
filed 1996-12-27
CIK 66382

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q

  X           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
-----         OF THE SECURITIES EXCHANGE ACT OF 1934

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
-----         OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended November 30, 1996                  Commission File No. 0-5813


                              HERMAN MILLER, INC.


A Michigan Corporation                                        ID No. 38-0837640

855 East Main Avenue, Zeeland, MI  49464-0302              Phone (616) 654 3000

Herman Miller, Inc.

       (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months

                                                            Yes   X     No
                                                                ----       ----

       (2) has been subject to such filing requirements for the past 90 days.

                                                            Yes   X     No
                                                                ----       ----

Common Stock Outstanding at December 20, 1996--23,551,643 shares.

The Exhibit Index appears at page 16.

                         HERMAN MILLER, INC. FORM 10-Q
                    FOR THE QUARTER ENDED NOVEMBER 30, 1996
                                     INDEX




                                                                                              Page No.
                                                                                              --------
Part I---Financial Information

      Condensed Consolidated Balance Sheets--                                                   3
            November 30, 1996, and June 1, 1996

      Condensed Consolidated Statements of Income--                                             4
            Three and Six Months Ended November 30, 1996,
            and December 2, 1995

      Condensed Consolidated Statements of Cash Flows--                                         5
            Six Months Ended November 30, 1996,
            and December 2, 1995

      Notes to Condensed Consolidated Financial Statements                                      6-9

      Management's Discussion and Analysis of
            Financial Condition and Results of Operations                                       10-13

Part II---Other Information

      Exhibits and Reports on Form 8-K                                                          14

      Signatures                                                                                15

      Exhibit Index                                                                             16

                              HERMAN MILLER, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                      Nov. 30,          June 1,
                                                        1996              1996
                                                     -----------      -----------
                                                     (unaudited)       (audited)
ASSETS
------
CURRENT ASSETS:
     Cash and cash equivalents                          $ 82,782       $ 57,053
     Accounts receivable, net                            186,613        170,116
     Inventories--
       Finished goods                                     22,859         24,787
       Work in process                                     9,442         10,896
       Raw materials                                      26,892         30,047
                                                        --------       --------
         Total inventories                                59,193         65,730
                                                        --------       --------

     Prepaid expenses and other                           34,803         42,006
                                                        --------       --------


         Total current assets                            363,391        334,905
                                                        --------       --------

PROPERTY AND EQUIPMENT, AT COST:                         553,353        536,108
     Less-accumulated depreciation                       284,124        267,343
                                                        --------       --------
         Net property and equipment                      269,229        268,765
                                                        --------       --------

OTHER ASSETS:
     Notes receivable, net                                35,373         39,212
     Other noncurrent assets                              44,453         52,029
                                                        --------       --------


         Total assets                                   $712,446       $694,911
                                                        ========       ========

                                                         Nov. 30,        June 1,
                                                           1996           1996
                                                       ------------    -----------
                                                       (unaudited)      (audited)
LIABILITIES & SHAREHOLDERS' EQUITY
----------------------------------

CURRENT LIABILITIES:
     Unfunded checks                                    $ 11,601        $  2,867
     Current portion of long-term debt                       159             317
     Notes payable                                        27,677          21,148
     Accounts payable                                     66,099          59,208
     Accruals                                            136,709         135,487
                                                        --------        --------
       Total current liabilities                         242,245         219,027
                                                        --------        --------

LONG-TERM DEBT, less current portion                     110,166         110,245

OTHER LIABILITIES                                         56,780          57,494

SHAREHOLDERS' EQUITY:
     Common stock $.20 par value                           5,058           4,934
     Additional paid-in capital                               --          14,468
     Retained earnings                                   310,839         303,578
     Cumulative translation adjustment                   (10,031)        (11,633)
     Key executive stock programs                         (2,611)         (3,202)
                                                        --------        --------

       Total shareholders' equity                        303,255         308,145
                                                        --------        --------



      Total liabilities and
         shareholders' equity                           $712,446        $694,911
                                                        ========        ========


See accompanying notes to condensed consolidated financial statements.

                              HERMAN MILLER, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                    Three Months Ended             Six Months Ended
                                                                    ------------------             ----------------
                                                                  Nov. 30,      Dec. 2,          Nov. 30,        Dec. 2,
                                                                      1996         1995            1996           1995
                                                                      ----         ----            ----           ----
NET SALES                                                         $377,137     $328,393         $719,621        $629,481

COST AND EXPENSES:

    Cost of goods sold                                             242,837      215,740          467,049         413,949
    Operating expenses                                              97,430       86,003          188,612         169,339
    Patent litigation settlements                                       --       16,515               --          16,515
    Intangible write-off                                             5,500           --            5,500              --
    Interest expense                                                 2,029        1,589            4,210           3,690
    Other loss (income), net                                          (371)          36           (1,048)         (1,436)
                                                                  --------     --------         --------        --------

INCOME BEFORE TAXES ON INCOME                                       29,712        8,510           55,298          27,424

PROVISION FOR TAXES ON INCOME                                       11,860        3,555           21,860          10,455
                                                                  --------     --------         --------        --------

NET INCOME                                                        $ 17,852     $  4,955         $ 33,438        $ 16,969
                                                                  ========     ========         ========        ========

NET INCOME PER SHARE                                              $    .74     $    .20         $   1.38        $    .68
                                                                  ========     ========         ========        ========

DIVIDENDS PER SHARE OF COMMON STOCK                               $    .13     $    .13         $    .26        $    .26
                                                                  ========     ========         ========        ========

See accompanying notes to condensed consolidated financial statements.

                              HERMAN MILLER, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF
                                   CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                         Six Months Ended
                                                                         ----------------
                                                                   Nov. 30,             Dec. 2,
                                                                     1996                 1995
                                                                  -------              ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                  $  33,438              $  16,969
     Depreciation and amortization                                  23,976                 22,836
     Litigation accrual                                                 --                 33,000
     Intangible write-off                                            5,500                     --
     Changes in current assets and liabilities                      18,004                (23,006)
     Other, net                                                      6,133                  7,619
                                                                 ---------              ---------
     Net cash provided by operating activities                      87,051                 57,418

CASH FLOWS FROM INVESTING ACTIVITIES:
     Notes receivable repayments                                   219,603                239,300
     Notes receivable issued                                      (216,499)              (230,262)
     Capital expenditures                                          (27,128)               (26,403)
     Net cash paid for acquisitions                                 (9,743)                (3,428)
     Other, net                                                      6,841                  3,862
                                                                 ---------              ---------
     Net cash used for investing activities                        (26,926)               (16,931)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net common stock issued                                         3,635                  5,690
     Net long-term debt borrowings (repayments)                      6,296                (51,008)
     Net short-term debt borrowings (repayments)                      (237)                13,871
     Dividends paid                                                 (6,311)                (6,461)
     Common stock purchased and retired                            (37,932)                (1,122)
     Other, net                                                         --                   (103)
                                                                 ---------              ---------
     Net cash used for financing activities                        (34,549)               (39,133)

EFFECT OF EXCHANGE RATE
     CHANGES ON CASH                                                   153                  1,521
                                                                 ---------              ---------

NET INCREASE IN CASH AND
     CASH EQUIVALENTS                                               25,729                  2,875

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                            57,053                 16,488
                                                                 ---------              ---------

CASH AND CASH EQUIVALENTS,
     AT END OF PERIOD                                            $  82,782              $  19,363
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

Amounts paid or charged against these reserves during the first six months of fiscal 1997 were as follows:

                                                June 1, 1996      Costs paid           Ending
In Thousands                                     Balance          or charged           Balance
                                                ------------      ----------           -------
Facilities and equipment                            $5,330           $2,412            $2,918
Termination benefits                                 1,885              678             1,207
Other exit costs                                       278              185                93
                                                    ------           ------            ------
                                                    $7,493           $3,275            $4,218
                                                    ======           ======            ======

INTANGIBLE WRITE-OFF

Due to the declining sales and continuing losses at the company's German subsidiary, management, according to the company's accounting policies, reevaluated the realizability of the subsidiary's intangible assets. The intangible assets of the subsidiary were determined to be impaired after comparing the undiscounted projected future cash flows of the subsidiary to the carrying value of the intangible assets of that subsidiary. The projected future cash flows were estimated based on historical earnings, market conditions, and assumptions reflected in internal operating plans and strategies. As a result, a pretax charge of $5.5 million was recorded for the write-off of the goodwill and brand name assets of the subsidiary.

SUPPLEMENTAL CASH FLOW INFORMATION

Cash and cash equivalents include all highly liquid debt instruments purchased as part of the company's cash management function. Due to the short maturities of these items, the carrying amount approximates fair value.

Cash payments for income taxes and interest (in thousands) were as follows:

                                                                          Six Months Ended
                                                                          -----------------
                                                                      Nov. 30,           Dec. 2,
                                                                        1996             1995
                                                                     ---------       -------------
     Interest paid                                                      $5,565              $3,614
     Income taxes paid                                                 $30,569             $12,504

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

REPORT OF MANAGEMENT

In the opinion of the company, the accompanying unaudited condensed consolidated financial statements taken as a whole contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of the company as of November 30, 1996, and the results of its operations and cash flows for the six months then ended. Interim results are not necessarily indicative of results for a full year.

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

                                                       Three Months                           Six Months
                                                       ------------                           ----------
                                                    $                   %               $                   %
                                                -------              ------        ----------            -------
  NET SALES                                      48,744              14.8%           90,140                14.3%

  COST OF GOODS SOLD                             27,097              12.6%           53,100                12.8%

  OPERATING EXPENSES                             11,427              13.3%           19,273                11.4%

  PATENT LITIGATION SETTLEMENTS                (16,515)             (100%)         (16,515)               (100%)

  INTANGIBLE WRITE-OFF                            5,500               100%            5,500                 100%

  INTEREST EXPENSE                                  440              27.7%              520                14.1%

  OTHER INCOME/EXPENSE NET                        (407)          (1,130.6%)             388                27.0%

  INCOME BEFORE TAXES ON INCOME                  21,202             249.1%           27,874               101.6%

  PROVISION FOR TAXES ON INCOME                   8,305             233.6%           11,405               109.1%

  NET INCOME                                     12,897             260.3%           16,469                97.1%

B.       Results of Operations

         Second Quarter FY 1997 versus Second Quarter FY 1996

         Net sales increased $48.7 million, or 14.8 percent, to a record $377.1 million for the three months ended November 30, 1996, compared to $328.4 million a year ago. Net sales of $719.6 million were recorded for the first six months of fiscal 1997 compared with net sales of $629.5 million in the same period of last year. The increase primarily was due to strong demand for our products in both domestic and international markets and acquisitions during the past year.

         Our domestic United States sales continued to increase at a faster rate than the contract office furniture industry as a whole. Our domestic United States sales for the first six months increased 15.4 percent to $597.0 million compared to $517.5 million in the same period of last year. Excluding the impact of acquisitions, sales increased 11.7 percent. The Business and Institute Furniture Manufacturers Association (BIFMA) has estimated that the U.S. market grew approximately 7.9 percent for the five-month period ended October 1996. The strong domestic growth is reflected in the double-digit growth at HMNA and Meridian.

         Net sales of international operations and export sales from the United States totaled $122.6 million for the six months ended November 30, 1996, compared with $112.0 million last year. The increase was primarily due to strong growth in the United Kingdom and Canada.

         New orders increased 14.5 percent, to $398.0 million for the second quarter and were the highest ever recorded in a three-month period. The backlog of unfilled orders at November 30, 1996, was $206.7 million, compared with $197.1 million a year earlier, and $156.6 million at June 1, 1996.

         Gross margin increased to 35.6 percent during the second quarter of 1997, compared to gross margin of 34.3 percent in the second quarter of 1996. The increase from the prior year second quarter is primarily attributable to lower overhead spending and better leveraging of overhead at HMNA and a realized price increase at Meridian. Further, the effect of owning part of our distribution network, through our subsidiary, Coro, has added approximately .6 percent to the consolidated gross margin in the second quarter.

         Operating expenses as a percent of sales decreased to 25.8 percent, excluding the intangible write-off, compared with 26.2 percent, excluding the patent litigation settlements, in the second quarter of last year. Total operating expenses increased $11.4 million from $86.0 million, excluding the patent litigation settlements in the second quarter of last year to $97.4 million, excluding the intangible write-down. The increase in operating expenses is attributable to acquisitions and new ventures, a 4.0 percent year-over-year increase in compensation and benefits, variable compensation plans, and additional warranty costs at HMNA.

         Interest expense increased $.4 million over second quarter fiscal 1996. Total interest-bearing debt was $138.0 million at the end of the second quarter of fiscal 1997, compared with $131.7 million at June 1, 1996, and $106.6 million at December 2, 1995.

         As discussed in the footnotes, declining sales and continuing losses at our German subsidiary led management, in accordance with the company's accounting policies, to reevaluate the realizability of the subsidiary's intangible assets. The intangible assets were determined to be impaired after comparing the undiscounted projected cash flows of the subsidiary to the carrying value of the intangible assets of the subsidary. The intangible write-off resulted in a pretax charge of $5.5 million and an after-tax impact of $4.5 million, or $.19 per share. After recording the charge, net income for the quarter and six months ended November 30, 1996, was $17.9 million ($.74 per share) and $33.4 million ($1.38 per share), respectively.

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

         The effective tax rate for the six-month period was 39.5 percent compared with 38.1 percent in the same period of last year. The higher rate reflects both the tax law change which reduced the benefit of the Corporate Owned Life Insurance program and the write-off of the German subsidiary's intangible assets.

         Net loss from the company's international operations and export sales from the United States for the six months ended November 30, 1996, decreased $2.9 million to a $.9 million loss, compared with net loss of $3.8 million for the same period last year. Including the German intangible write-off, the net loss for the first six months of fiscal 1997 was $5.4 million.

         The management team has continued to focus on improving the performance of our international operations. During the first six months of 1997, we have had strong performance in both our Canadian and UK operations.

C.       Financial Condition, Liquidity, and Capital Resources

         Second Quarter FY 1997 versus Second Quarter FY 1996

         1. Cash flow from operating activities increased to $87.1 million for the six months ended November 30, 1996, from $57.4 million in the same period a year ago. The $29.7 million increase in cash provided by operating activities was due to the improved profitability and a reduction in cash used for working capital items.

         2. Days sales in accounts receivable plus days sales in inventory decreased to 69.5 days versus 90.5 days on December 2, 1995, and 75.6 days on June 1, 1996.

         3. Total interest-bearing debt increased to $138.0 million compared to $131.7 million at June 1, 1996. Debt-to-total capital now stands at 31.3 percent versus 29.9 percent on June 1, 1996. We expect total interest-bearing debt to be in the range of $125 to $145 for the remainder of the year with a debt-to-total-capital ratio of between 30 and 35 percent.

         4. Capital expenditures for the first six months were $27.1 million versus $26.4 million for the first six months of 1996. The expenditures were primarily for new facilities at our fastest growing subsidiaries and new or improved internal processes. Capital expenditures for the year are expected to be in the range of $65 to $70 million.

         5. The company repurchased 1,094,700 shares of common stock for $37.9 million during the first six months of fiscal 1997.

Part II

Item 6:   Exhibits and Reports on Form 8-K

1.       Exhibits

         See Exhibit Index

2.       Reports on Form 8-K

         No reports on Form 8-K were filed during the three months ended November 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

                                          HERMAN MILLER, INC.



December 27, 1996                         /s/  MICHAEL A. VOLKEMA
                                          --------------------------------------
                                          Michael A. Volkema
                                          (President and
                                          Chief Executive Officer)



December 27, 1996                         /s/  BRIAN C. WALKER
                                          --------------------------------------
                                          Brian C. Walker
                                          (Chief Financial Officer)

Exhibit Index

(11)     Computations of earnings per common share.

(27)     Financial Data Schedule (Exhibit available upon request)