Form 10-Q
period 1997-03-01
MILLER HERMAN INC
filed 1997-03-27
CIK 66382

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q


 X   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
---  OF THE SECURITIES EXCHANGE ACT OF 1934


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
---  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 1, 1997                      Commission File No. 0-5813



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

Common Stock Outstanding at March 21, 1997-- 23,632,460     shares.
                                            ---------------
The Exhibit Index appears at page 18.

                         HERMAN MILLER, INC. FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 1, 1997
                                     INDEX


                                                                 Page No.

Part I--Financial Information

           Condensed Consolidated Balance Sheets--
                March 1, 1997, and June 1,1996                     3

           Condensed Consolidated Statements of Income --
                Three Months and Nine Months Ended March 1, 1997,
                and March 2, 1996                                  4

           Condensed Consolidated Statements of Cash Flows--
                Nine Months Ended March 1, 1997,
                and March 2, 1996                                  5

           Notes to Condensed Consolidated Financial Statements    6-10

           Management's Discussion and Analysis of
                Financial Condition and Results of Operations      11-14

       Part II--Other Information

           Exhibits and Reports on Form 8-K                        15

           Signatures                                              16

           Exhibit Index                                           17

                              HERMAN MILLER, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                March 1,         June 1,
                                                 1997             1996
                                              -----------       --------
                                              (unaudited)       (audited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                    $140,122        $ 57,053
   Accounts receivable, net                      158,844         170,116
   Inventories--
     Finished goods                               22,901          24,787
     Work in process                               9,785          10,896
     Raw materials                                26,230          30,047
                                                --------        --------
       Total inventories                          58,916          65,730
                                                --------        --------
   Prepaid expenses and current
     deferred income taxes                        42,223          42,006
                                                --------        --------
       Total current assets                      400,105         334,905
                                                --------        --------
PROPERTY AND EQUIPMENT, AT COST                  553,415         536,108
   Less-accumulated depreciation                 286,296         267,343
                                                --------        --------
       Net property and equipment                267,119         268,765
                                                --------        --------
OTHER ASSETS:
   Notes receivable, net                          37,200          39,212
   Other noncurrent assets                        47,232          52,029
                                                --------        --------
       Total assets                             $751,656        $694,911
                                                ========        ========
                                                March 1,         June 1,
                                                 1997             1996
                                              -----------       --------
                                              (unaudited)       (audited)
LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Unfunded checks                              $ 19,024        $  2,867
   Current portion of long-term debt                 163             317
   Notes payable                                  21,992          21,148
   Accounts payable                               62,688          59,208
   Accruals                                      170,656         135,487
                                                --------        --------
     Total current liabilities                   274,523         219,027
                                                --------        --------
LONG-TERM DEBT, less current portion             110,141         110,245

OTHER LIABILITIES                                 57,096          57,494

SHAREHOLDERS' EQUITY:
   Common stock $.20 par value                     4,726           4,934
   Additional paid-in capital                         --          14,468
   Retained earnings                             317,373         303,578
   Cumulative translation adjustment             (10,130)        (11,633)
   Key executive stock programs                   (2,073)         (3,202)
                                                --------        --------

     Total shareholders' equity                  309,896         308,145
                                                --------        --------
     Total liabilities and
       shareholders' equity                     $751,656        $694,911
                                                ========        ========

     See accompanying notes to condensed consolidated financial statements.

                              HERMAN MILLER, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                               Three Months Ended     Nine Months Ended
                                              --------------------  ---------------------
                                               March 1,   March 2,    March 1,   March 2,
                                                 1997       1996        1997       1996
                                              ---------  ---------  ----------  ---------
NET SALES                                      $365,060   $312,915  $1,084,681   $942,396

COST AND EXPENSES:

 Cost of goods sold                             233,127    209,500     700,176    623,449
 Operating expenses                              96,271     83,401     284,883    252,740
 International restructuring charges (1) (2)     13,736         --      19,236         --
 Patent litigation settlements (3)                   --         --          --     16,515
 Interest expense                                 2,017      1,841       6,227      5,531
 Other (income) expense, net                    (1,426)      (472)     (2,474)    (1,908)
                                               --------   --------  ----------   --------
                                                343,725    294,270   1,008,048    896,327
                                               --------   --------  ----------   --------

INCOME BEFORE TAXES ON INCOME                    21,335     18,645      76,633     46,069

PROVISION FOR TAXES ON INCOME                     7,800      6,745      29,660     17,200
                                               --------   --------  ----------   --------

NET INCOME                                     $ 13,535   $ 11,900  $   46,973   $ 28,869
                                               ========   ========  ==========   ========

NET INCOME PER SHARE                           $    .56   $    .47  $     1.95   $   1.15
                                               ========   ========  ==========   ========

DIVIDENDS PER SHARE OF COMMON STOCK            $    .13   $    .13  $      .39   $    .39
                                               ========   ========  ==========   ========

See accompanying notes to condensed consolidated financial statements.

(1) Restructuring charges were taken in the third quarter ended March 1, 1997, in connection with our German subsidiary. These charges had the effect of reducing net income by $5.4 million and earnings per share by $.23.
(2) Intangible assets of our German subsidiary were written off in the second quarter ended November 30, 1996. This write-off had the effect of reducing net income by $4.5 million and earnings per share by $.19.
(3) Litigation settlement charges were taken in the second quarter ended December 2, 1995. These charges had the effect of reducing net income by $10.6 million and earnings per share by $.42.

                             HERMAN MILLER, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF
                                  CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)

                                                                   Nine Months Ended
                                                                  --------------------
                                                                   March 1,   March 2,
                                                                     1997       1996
                                                                   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                      $ 46,973   $ 28,869
   Depreciation and amortization                                     35,848     34,121
   Restructuring charges                                             19,236         --
   Changes in current assets and liabilities                         62,101     15,585
   Other, net                                                         7,968      8,081
                                                                   --------   --------
   Net cash provided by operating activities                        172,126     86,656
                                                                   --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Notes receivable repayments                                      329,599    350,216
   Notes receivable issued                                        (328,979)  (349,285)
   Capital expenditures                                            (44,041)   (42,323)
   Other, net                                                         (701)        363
                                                                   --------   --------
   Net cash used for investing activities                          (44,122)   (41,029)
                                                                   --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net long-term debt borrowings (repayments)                         (258)     13,287
   Net short-term debt borrowings (repayments)                        2,719   (51,000)
   Dividends paid                                                   (9,389)    (9,734)
   Net common stock issued                                            6,926      9,542
   Common stock purchased and retired                              (45,139)    (4,493)
   Other, net                                                            --      (138)
                                                                   --------   --------
   Net cash used for financing activities                          (45,141)   (42,536)
                                                                   --------   --------

EFFECT OF EXCHANGE RATE
   CHANGES ON CASH                                                      206      (881)
                                                                   --------   --------

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                                  83,069      2,210

CASH AND CASH EQUIVALENTS
   BEGINNING OF PERIOD                                               57,053     16,488
                                                                   --------   --------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                $140,122   $ 18,698
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

During February 1997 the Financial Accounting Standards Board issued statements of Financial Accounting Standards (FAS) Nos. 128 and 129, "Earnings Per Share" and "Disclosure of Information about Capital Structure." Both standards are effective for periods ending after December 15, 1997. The company will adopt these standards in its third quarter of fiscal 1998. Following the guidance in FAS No. 128, basic earnings per share for the three months ended March 1, 1997, and March 2, 1996, would be $.57 and $.47, respectively, and $1.97 and $1.15 for the nine-month period.

FISCAL YEAR

The company's fiscal year ends on the Saturday closest to May 31. Accordingly, the years ended June 1, 1996, and May 31, 1997, contain 52 weeks.

DOMESTIC RESTRUCTURING CHARGES

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

Amounts paid or charged against these reserves during the first nine months of fiscal 1997 were as follows:


                        June 1, 1996    Costs Paid   Ending
In Thousands               Balance      or Charged   Balance
                        ------------    ----------   -------

Facilities and equipment  $5,330          $2,520     $2,810
Termination benefits       1,885             918        967
Other exit costs             278             198         80
                          ------          ------     ------

                          $7,493          $3,636     $3,857
                          ======          ======     ======


INTERNATIONAL RESTRUCTURING CHARGES

During the second quarter, declining sales and continuing losses at the company's German subsidiary led management, according to the company's accounting policies, to reevaluate the realizability of the subsidiary's intangible assets. At that time, the intangible assets of the subsidiary were determined to be impaired after comparing the undiscounted projected future cash flows of the subsidiary to the carrying value of the intangible assets of that subsidiary. The projected future cash flows were estimated based on historical earnings, market conditions, and assumptions reflected in internal operating plans and strategies. The carrying value of these intangible assets were then measured against their fair value using the undiscounted cash flow methodology. As a result, a pretax charge of $5.5 million was recorded for the write-off of the goodwill and brand name assets of the subsidiary.

During the third quarter of fiscal 1997, management authorized and committed the company to a plan to restructure the manufacturing component of its German operations. The plan involves closing the manufacturing facility in Germany and is expected to be completed in fiscal 1998. The company recorded a pretax restructuring charge of $13.7 million ($5.4 million, or $.23 per share after tax) in the third quarter of fiscal 1997. Of the $13.7 million restructuring charge, approximately $6.7 million related to severance and benefits for approximately 70 terminated employees, $3.9 million reflected the assets being written down to liquidation value and $3.1 million related to other exit costs. As of March 1, 1997, no costs have been charged against these restructuring reserves.

SHAREHOLDER EQUITY

On March 18, 1997, the Board of Directors approved a 2-for-1 stock split effected in the form of a dividend to shareholders of record on March 31, 1997. The stock split is payable on April 15, 1997. The three- and nine-month results were $.28 and $.97, respectively, after considering the stock split.

The Board of Directors also approved an increase in the cash dividend from $.065 to $.0725 per share for shareholders of record on May 31, 1997, after considering the stock split.

SUPPLEMENTAL CASH FLOW INFORMATION

Cash and cash equivalents include all highly liquid debt instruments purchased as part of the company's cash management function. Due to the short maturities of these items, the carrying amount approximates fair value.

Cash payments for income taxes and interest (in thousands) were as follows:


                                        Nine Months Ended
                                        ------------------
                                        March 1,  March 2,
                                          1997      1996
                                        --------  --------

                     Interest paid       $ 8,287   $ 5,615
                     Income taxes paid   $42,199   $11,589


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

REPORT OF MANAGEMENT

In the opinion of the company, the accompanying unaudited condensed consolidated financial statements taken as a whole contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the company as of March 1, 1997, and the results of its operations and cash flows for the nine months then ended. Interim results are not necessarily indicative of results for a full year.

     MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain significant factors which have affected the company's financial condition and earnings during the periods included in the accompanying condensed consolidated financial statements.

A. Financial Summary

   A summary of the period-to-period changes is shown below. It should be noted that the nine months ended March 1, 1997, contained 39 weeks. All amounts are increases (decreases) unless otherwise noted. Dollars are shown in thousands.

                                              Three Months      Nine Months
                                           ----------------  -----------------
                                              $        %         $        %
                                           ------  --------  --------  -------
 NET SALES                                 52,145     16.7%   142,285    15.1%

 COST OF GOODS SOLD                        23,627     11.3%    76,727    12.3%

 OPERATING EXPENSES                        12,870     15.4%    32,143    12.7%

 RESTRUCTURING CHARGES                     13,736      100%    19,236     100%

 PATENT LITIGATION SETTLEMENTS                 --       --    (16,515)   (100%)

 INTEREST EXPENSE                             176      9.6%       696    12.6%

 OTHER INCOME*                               (954)  (202.1%)     (566)  (29.7%)

 INCOME BEFORE TAXES ON INCOME              2,690     14.4%    30,564    66.3%

 PROVISION FOR TAXES ON INCOME              1,055     15.6%    12,460    72.4%

 NET INCOME                                 1,635     13.7%    18,104    62.7%

 *Represents an increase in other income.

B.    Results of Operations

      Third Quarter FY 1997 versus Third Quarter FY 1996

      Net sales increased $52.1 million, or 16.7 percent, to a third quarter record of $365.1 million for the three months ended March 1, 1997, compared to $312.9 million a year ago. Net sales of $1,084.7 million were recorded for the first nine months of fiscal 1997 compared with net sales of $942.4 million in the same period of last year. The increase primarily was due to strong demand for our products in both domestic and international markets and acquisitions during the past year.

      United States net sales were up 16.8 percent, or 13.8 percent excluding the impact of acquisitions for the nine months ended March 1, 1997, compared with the prior year. The Business and Institute Furniture Manufacturers Association (BIFMA) estimates the U.S. market grew approximately 8.8 percent for the period from June 1996 to January 1997. The company has experienced double-digit growth at HMNA, Meridian, and Miller SQA during the nine-month period.

      Net sales of international operations and export sales from the United States totaled $175.3 million for the nine months ended March 1, 1997, compared with $163.9 million last year. The increase was primarily due to strong growth in the United Kingdom and Canada.

      New orders increased 30.1 percent, to $358.6 million for the third quarter and were the highest ever recorded in a third quarter. The backlog of unfilled orders at March 1, 1997, was $200.2 million, compared with $159.8 million a year earlier, and $156.6 million at June 1, 1996.

      Gross margin increased to 36.1 percent during the third quarter of 1997, compared to a gross margin of 33.0 percent in the third quarter of 1996. This reflects improved leveraging of overhead and lower overhead spending levels in our domestic operations, along with a realized price increase at Meridian.

      Operating expenses as a percent of sales decreased to 26.4 percent, excluding the restructure charges, compared with 26.7 percent in the third quarter of last year. Total operating expenses increased $12.9 million from $83.4 million in the third quarter of last year to $96.3 million, excluding the restructuring charges. The increase in operating expenses is attributable to acquisitions and new ventures, a 4.0 percent year-over-year increase in compensation and benefits, and variable compensation plans.

      Interest expense increased $.2 million over third quarter fiscal 1996. Total interest-bearing debt was $132.3 million at the end of the third quarter of fiscal 1997, compared with $131.7 million at June 1, 1996, and $107.3 million at March 2, 1996.

The effective tax rate for the nine-month period was 38.7 percent compared with
37.3 percent in the same period of last year. The higher rate reflects the tax law change which reduced the benefit of the Corporate Owned Life Insurance Program. During the third quarter, the company recorded a provision for the potential cost of unwinding this program. The effective tax rate was positively impacted by the German restructuring. Excluding this charge, the effective tax rate for the three- and nine-month periods would have been 45.9 percent and 40.6 percent, respectively.

In aggregate, the profitability of our international operations and exports from the United States has improved significantly over the past nine months. However, we have continued to lose money in some markets. A primary objective of the company in fiscal 1997 is to assess the competitive position of all international operations and to develop a plan for improved performance.
During the first three quarters of fiscal 1997, our efforts were focused on our operations in Mexico and Germany.

The company's Mexican operations have continued to experience losses in fiscal 1997; however, operational improvements, implemented in the fourth quarter of fiscal 1996 and first quarter of fiscal 1997, have reduced the losses and resulted in positive cash flows for the nine-month period ended March 1, 1997. The devaluation of the peso since December 1994 has resulted in the Mexican economy being declared highly inflationary. Beginning in the fourth quarter of fiscal 1997, the company will account for our Mexican operations in accordance with the highly inflationary provisions of FAS No. 52, "Foreign Currency Translation." The company does not expect this change will have a material effect on its financial statements.

The very difficult economic climate in Germany and an oversupply of office furniture manufacturers has resulted in intense competition. These macro factors, coupled with the relatively weak position of our General brand name, has led to decreasing unit volumes and prices resulting in net operating losses.

During the second quarter of fiscal 1997, the management team began to develop and analyze options for improving the company's operating results in Germany. At the end of the second quarter, none of the options were developed to the extent required to enable management to reach a decision and plan for implementation. In accordance with the Company's accounting policies, we reevaluated the realizability of the subsidiary's intangible assets subject to each of the options under consideration. In all cases, the intangible assets were determined to be impaired after comparing the undiscounted projected cash flows of the subsidiary to the carrying value of the intangible assets of the subsidiary. The intangible write-off resulted in a pretax charge of $5.5 million and an after-tax impact of $4.5 million, or $.19 per share.

After additional review in the third quarter, management concluded it was in the best interest of all of its shareholders to elect the option of discontinuing its manufacturing operations in Germany and, thus, authorized and committed the company to this plan. At the conclusion of this action, Herman Miller will maintain a small team to continue to serve existing multinational client base in Germany, Eastern Europe, and the Netherlands. This team will focus on the sale of Herman Miller brand products manufactured in the United States, United Kingdom, and Italy. Management expects the new structure to be operational at the end of the fourth quarter. While this action will have a negative impact on international sales, management believes after-tax profits will improve approximately $2-$3 million annually. The $13.7 million pretax write-off recorded in the third quarter included provisions to write net assets down to their net realizable value, the cost of employee severance and other exit costs.

      Management has engaged a consulting firm to assist in determining whether the manufacturing operations in Germany could be transferred to another owner or if a complete liquidation is the most viable option. Management believes based on current information that a complete liquidation is most likely. In either scenario, the after-tax restructuring charge recorded in the third quarter of $5.4 million or $.23 per share should provide for the loss on disposal.

      The company's Italian operations have also continued to experience losses. Although, management is encouraged by recent commercial successes in Continental Europe which were made possible by the capabilities of the Italian operation, they believe acceptable profitability will only be possible if sales growth is combined with operational improvements. During the fourth quarter a stringent review of the operational costs and processes of the company's Italian operation will be undertaken.

      Net loss from the company's international operations and export sales from the United States for the nine months ended March 1, 1997, increased $4.9 million to a $11.4 million loss, compared with net loss of $6.5 million for the same period last year. As discussed above, the current year loss includes $9.9 million from the German restructuring and intangible write-offs.

C.    Financial Condition, Liquidity, and Capital Resources

      Third Quarter FY 1997 versus Third Quarter FY 1996

      1. Cash flow from operating activities increased to $172.1 million for the nine months ended March 1, 1997, versus a use of $86.7 million in the same period a year ago. The $85.4 million increase in cash provided by operating activities was due to the improved profitability and a reduction in cash used for working capital items.
      2. Days sales in accounts receivable plus days sales in inventory decreased to 62.3 days versus 79.2 days on March 2, 1996, and 75.6 days on June 1, 1996.
      3. Total interest-bearing debt decreased to $132.3 million compared to $131.7 million at June 1, 1996. Debt-to-total capital now stands at 29.9 percent. We expect total interest-bearing debt to be in the range of $125 to $145 for the remainder of the year with a debt-to-total-capital ratio of between 30 and 35 percent.
      4. Capital expenditures for the first nine months were $40.3 million versus $42.3 million for the first nine months of 1996. The expenditures were primarily for new facilities at our fastest growing subsidiaries and new or improved internal processes. Capital expenditures for the year are expected to be in the range of $60 to $65 million.
      5. The company repurchased 1,253,721 shares of common stock for $45.1 million during the first nine months of fiscal 1997.

Part II

Item 6: Exhibits and Reports on Form 8-K

1.   Exhibits

     See Exhibit Index

2.   Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended March 1, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

                                        HERMAN MILLER, INC.



March 27, 1997                          \s\   Michael A. Volkema
                                        -------------------------
                                        Michael A. Volkema
                                        (President and
                                        Chief Executive Officer)



March 27, 1997                          \s\  Brian C. Walker
                                        -------------------------
                                        Brian C. Walker
                                        (Chief Financial Officer)

Exhibit Index

(11)  Computations of earnings per common share.
(27)  Financial Data Schedule (exhibit available upon request).