Form 10-K405
period 1997-05-31
MILLER HERMAN INC
filed 1997-08-27
CIK 66382

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-K


 X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF --- 1934

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For Fiscal Year Ended May 31, 1997                   Commission File No. 0-5813

                             Herman Miller, Inc.
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

          Michigan                                           38-0837640
----------------------------------                       ---------------------
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                          Identification No.)


      855 East Main Avenue
           PO Box 302
      Zeeland, Michigan                                      49464-0302
---------------------------                              ---------------------
     (Address of principal                                   (Zip Code)
       executive offices)

Registrant's telephone number, including area code: (616) 654 3000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.20 Par Value
                                                             ---------------------------------
                                                             (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X  . No       .
    -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   X  .
                -----

The aggregate market value of the voting stock held by "nonaffiliates" of the registrant (for this purpose only, the affiliates of the registrant have been assumed to be the executive officers and directors of the registrant and their associates) as of August 4, 1997, was approximately $2,271,116,618 (based on $49.25 per share which was the closing sale price in the over-the-counter market as reported by NASDAQ).

The number of shares outstanding of the registrant's common stock, as of August 4, 1997:
Common stock, $.20 par value--46,114,043 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on October 1, 1997, are incorporated into Part III of this report.

                                     PART 1

Item 1  BUSINESS

(a)  General Development of Business

The company is engaged primarily in the design, manufacture, and sale of furniture systems and furniture, and related products and services, for offices, and, to a lesser extent, for health-care facilities and other uses. Through research, the company seeks to define and clarify customer needs and problems existing in its markets and to design, through innovation where feasible, products and systems as solutions to such problems.

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

(b)  Financial Information About Industry Segments

A dominant portion (more than 90 percent) of the company's operations is in a single industry segment-the design, manufacture, and sale of office furniture systems and furniture, and related products and services. Accordingly, no separate industry segment information is presented.

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

The company is a leader in design and development of furniture and furniture systems. This leadership is exemplified by the innovative concepts introduced by the company in its modular systems known as Action Office, Q System, and Ethospace. Action Office, the company's series of three freestanding office partition and furnishing systems, is believed to be the first such system to be introduced and nationally marketed and as such popularized the "open plan" approach to office space utilization. Ethospace interiors is a system of movable full- and partial-height walls, with panels and individual wall segments that interchangeably attach to wall framework. It includes wall-attached work surfaces and storage/display units, electrical distribution, lighting, organizing tools, and freestanding components. The company also offers a broad array of seating (including Aeron, Equa and Ergon office chairs), storage (including Meridian filing products), and freestanding furniture products.

The company's products are marketed worldwide by its own sales staff. These sales persons work with dealers, the design and architectural community, as well as directly with end users. Seeking and strengthening the various distribution channels within the marketplace is a major focus of the company. Independent dealerships concentrate on the sale of Herman Miller products and a few complementary product lines of other manufacturers. Approximately 74.4 percent of the company's sales (in the fiscal year ended May 31, 1997) were made to or through independent dealers. The remaining sales (25.6 percent) were made directly to end-users, including federal, state, and local governments, and several major corporations, by either the company's own sales staff or its owned dealer network, Coro.

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

Patents, Trademarks, Licenses, Etc.

The company has approximately 109 active United States utility patents on various components used in its products and approximately 72 active United States design patents. Many of the inventions covered by the United States patents also have been patented in a number of foreign countries. Various trademarks, including the name and style "Herman Miller," and the (TM) trademark, are registered in the United States and many foreign countries. The company does not believe that any material part of its business is dependent on the continued availability of any one or all of its patents or trademarks, or that its business would be materially adversely affected by the loss of any thereof except the "Herman Miller," "Action Office," "Aeron,"
"Ambi," "Ergon," "Equa," "Ethospace," (and (TM)) trademarks.

Seasonal Nature of Business

The company does not consider its business to be seasonal in nature.

Working Capital Practices

The company does not believe that it or the industry in general has any special practices or special conditions affecting working capital items that are significant for an understanding of the company's business.

Customer Base

No single dealer, excluding the company's owned dealer network, Coro, accounted for more than 3.0 percent of the company's net sales in the fiscal year ended May 31, 1997. For fiscal 1997, the largest single end-user customer accounted for approximately 7.4 percent of the company's net sales with the 10 largest of such customers accounting for approximately 13.0 percent of the company's sales. The company does not believe that its business is dependent on any single or small number of customers, the loss of which would have a materially adverse effect upon the company.

Backlog of Orders

As of May 31, 1997, the company's backlog of unfilled orders was $203.1 million. At June 1, 1996, the company's backlog totaled $156.6 million. It is expected that substantially all the orders forming the backlog at May 31, 1997, will be filled during the current fiscal year. Many orders received by the company are filled from existing raw material inventories and are reflected in the backlog for only a short period while other orders specify delayed shipments and are carried in the backlog for up to one year. Accordingly, the amount of the backlog at any particular time is not necessarily indicative of the level of net sales for a particular succeeding period.

Government Contracts

Other than standard price reduction and other provisions contained in contracts with the United States government, the company does not believe that any significant portion of its business is subject to material renegotiation of profits or termination of contracts or subcontracts at the election of various government entities.

Competition

All aspects of the company's business are highly competitive. The principal methods of competition utilized by the company include design, product and service quality, speed of delivery, and product pricing. The company believes that it is the largest publicly held office furniture manufacturer in the United States. However, in several of the markets served by the company, it competes with over 400 smaller companies and with several manufacturers that have significantly greater resources and sales. Price competition remained relatively stable in 1995 through 1997.

Research, Design and Development

One of the competitive strengths of the company is its research, design and development programs. Accordingly, the company believes that its research and design activities are of significant importance. Through research, the company seeks to define and clarify customer needs and problems and to design, through innovation where feasible, products and services as solutions to these customer needs and problems. The company utilizes both internal and independent research and design resources. Exclusive of royalty payments, approximately $25.7 million, $24.5 million, and $31.3 million was spent by the company on design and research activities in 1997, 1996, and 1995, respectively. Royalties are paid to designers of the company's products as the products are sold and are not included in research and development costs as they are considered to be a variable cost of the product.

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

Human Resources

The company considers another of its major competitive strengths to be its human resources. The company stresses individual employee participation and incentives, and believes that this emphasis has helped to attract and retain a capable work force. The company has a human resources group to provide employee recruitment, education and development, and compensation planning and counseling. There have been no work stoppages or labor disputes in the company's history, and its relations with its employees are considered good. Approximately 545 of the company's employees are represented by collective bargaining agents, most of whom are employees of its Integrated Metal Technology, Inc., and Herman Miller, Limited (U.K.) subsidiaries. As such, these subsidiaries are parties to collective bargaining agreements with these employees.

As of May 31, 1997, the company employed 7,108 full-time and 317 part-time employees, representing a 2.1 percent increase in full-time employees and a
35.4 percent decrease in part-time employees compared with June 1, 1996. In addition to its employee work force, the company uses purchased labor to meet uneven demand in its manufacturing operations.

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

At the present time, the company's products sold in international markets are manufactured by wholly owned subsidiaries in the United States, United Kingdom, Mexico, and Italy. Sales are made through wholly owned subsidiaries in Australia, Canada, France, Germany (prior to sale), Italy, Japan, Mexico, the Netherlands, and the United Kingdom. The company's products are offered in the Middle East through dealers.

In several other countries, the company licenses manufacturing and selling rights. Historically, these licensing arrangements have not required a significant investment of funds or personnel by the company, and, in the aggregate, have not produced material net income for the company.

Additional information with respect to operations by geographic area appears in the note "Segment Information" of the Notes to Consolidated Financial Statements set forth on page 42. Fluctuating exchange rates and factors beyond the control of the company, such as tariff and foreign economic policies, may affect future results of international operations.

Item 2  PROPERTIES

The company owns or leases facilities which are located throughout the United States and several foreign countries, including Australia, Canada, France, Germany, Italy, Japan, Mexico, and the United Kingdom. The location, square footage, and use of the most significant facilities at May 31, 1997, were as follows:

<Caption

 Location
                            Square
 Owned Locations            Footage      Use
 -------------------------  -------  ------------------------------------------

 Zeeland, Michigan          749,000  Manufacturing, Warehouse, and Office
 Spring Lake, Michigan      777,700  Manufacturing, Warehouse, and Office
 Holland, Michigan          355,000  Manufacturing, Distribution, and Warehouse
 Rocklin, California        343,600  Manufacturing and Warehouse
 Roswell, Georgia           220,000  Manufacturing and Warehouse
 Holland, Michigan          216,700  Design Center
 Holland, Michigan          200,000  Manufacturing and Warehouse
 Grandville, Michigan       214,800  Manufacturing and Warehouse
 Holland, Michigan          233,500  Manufacturing, Warehouse, and Office

 Leased Locations
 -------------------------

 Zeeland, Michigan          393,300  Manufacturing, Warehouse, and Office
 Chippenham, England, U.K.  102,100  Manufacturing and Warehouse
 Stone Mountain, Georgia     84,500  Manufacturing and Warehouse
 Mexico City, Mexico         59,400  Manufacturing, Warehouse, and Office


The company also maintains showrooms or sales offices near most major metropolitan areas throughout North America, Europe, the Middle East, Asia/Pacific, and South America. The company considers its existing facilities to be in excellent condition, efficiently utilized, well suited, and adequate for its design, production, distribution, and selling requirements.

Item 3  PENDING LEGAL PROCEEDINGS

The company, for a number of years, has sold various products to the United States Government under General Services Administration (GSA) multiple award schedule contracts. The GSA is permitted to audit the company's compliance with the GSA contracts. As a result of its audits, the GSA has asserted a refund claim under the 1982 contract for approximately $2.7 million and has other contracts under audit review. Management has been notified that the GSA has referred the 1988 contract to the Justice Department for consideration of a potential civil False Claims Act case. Management disputes the audit result for the 1982 contract and does not expect resolution of that matter to have a material adverse effect on the company's consolidated financial statements. Management does not have information that would indicate a substantive basis for a civil False Claims Act case under the 1988 contract.

The company is also involved in legal proceedings and litigation in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the company's consolidated financial statements.

Item 4  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended May 31, 1997.

ADDITIONAL ITEM: EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information relating to Executive Officers of the company is as follows:



                            Year Elected an    Position with
Name                   Age  Executive Officer  the Company

James E. Christenson   50        1989          Executive Vice President, Legal Services

Andrew C. McGregor     47        1988          Executive Vice President, President, Herman Miller Choices

Gary S. Miller         47        1984          Senior Vice President, Product Services

David E. Nelson        67        1996          Chairman of the Board

Christopher A. Norman  49        1996          Executive Vice President, President, Miller SQA, Inc.

Michael A. Volkema     41        1995          President and Chief Executive Officer

Brian C. Walker        35        1996          Executive Vice President, Financial Services, Chief Financial Officer, and Treasurer


Except as discussed in this paragraph, each of the named officers has served the company in an executive capacity for more than five years. From February 1995 to May 1995, Mr. Volkema was president and chief executive officer of Coro, Inc., and prior to May 1993 to September 1994, was president and chairman of the board of Meridian, Inc. Mr. Nelson was vice president, customer support, at Asea Brown Boveri. Mr. Norman has served as the president of Miller SQA for the past five years. Mr. Walker was the vice president of finance for Herman Miller, Inc., from May 1995 to March 1996, vice president of finance and management information systems of Milcare, Inc., from July 1994 to May 1995, and vice president of finance for Herman Miller Europe from December 1991 to July 1994.

                                    PART II

Item 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
SHAREHOLDER MATTERS

SHARE PRICE, EARNINGS, AND DIVIDENDS SUMMARY

Herman Miller, Inc., common stock is quoted in the NASDAQ-National Market System (NASDAQ-NMS Symbol: MLHR). As of August 4, 1997, there were approximately 17,000 shareholders of record of the company's common stock.


                               Market  Market  Market  Per       Per
                               Price   Price   Price   Share     Share
      Per Share and Unaudited  High    Low     Close   Earnings  Dividends

      YEAR ENDED MAY 31, 1997
      First quarter            19.125  14.938  18.763       .32       .065
      Second quarter           23.750  18.500  23.500       .37       .065
      Third quarter            34.000  22.531  32.875       .28       .065
      Fourth quarter           37.313  28.875  35.750       .58       .073
      Year                     37.313  14.938  35.750      1.55       .268

      YEAR ENDED JUNE 1, 1996
      First quarter            13.250  10.750  13.125       .24       .065
      Second quarter           16.000  12.750  15.875       .10       .065
      Third quarter            17.063  13.813  16.094       .23       .065
      Fourth quarter           16.125  13.766  15.438       .34       .065
      Year                     17.063  10.750  15.438       .91       .260

Item 6 SELECTED FINANCIAL DATA

REVIEW OF OPERATIONS


(In Thousands Except Per Share Data)                       1997        1996        1995      1994      1993

OPERATING RESULTS
Net Sales                                            $1,495,885  $1,283,931  $1,083,050  $953,200  $855,673
Gross Margin                                            533,924     434,946     378,269   337,138   298,501
Selling, General, and Administrative                    359,601     316,024     303,621   245,189   230,219
Design and Research Expense                              29,140      27,472      33,682    30,151    24,513
Operating Income                                        130,683      74,935       9,066    61,798    43,769
Income (Loss) Before Income Taxes                       125,883      70,096       4,039    63,473    42,354
Net Income (Loss)                                        74,398      45,946       4,339    40,373    22,054
Cash Flow from Operating Activities                     218,170     124,458      29,861    69,764    82,588
Depreciation and Amortization                            47,985      45,009      39,732    33,207    31,600
Capital Expenditures                                     54,470      54,429      63,359    40,347    43,387
Common Stock Repurchased plus
  Cash Dividends Paid                                   110,425      38,116      13,600    38,461    21,157

KEY RATIOS
Sales Growth                                               16.5        18.5        13.6      11.4       6.3
Gross Margin (1)                                           35.7        33.9        34.9      35.4      34.9
Selling, General, and Administrative (1)                   24.0        24.6        28.0      25.7      26.9
Design & Research Expense (1)                               1.9         2.1         3.1       3.2       2.9
Operating Income (1)                                        8.7         5.8         0.8       6.5       5.1
Net Income Growth                                          61.9       958.9       (89.3)     83.1     255.9
After-Tax Return on Net Sales                               5.0         3.6         0.4       4.2       2.6
After-Tax Return on Average
 Assets                                                    10.3         6.8         0.7       7.9       4.6
After-Tax Return on
 Average Equity                                            25.0        15.4         1.5      13.9       7.8

COMMON SHARE DATA
Earnings per Share                                        $1.55        $.91        $.09      $.80      $.44
Cash Dividends Declared per Share                           .27         .26         .26       .26       .26
Book Value per Share at Year End                           5.97        6.13        5.79      5.87      5.68
Market Price per Share at Year End                        35.75       15.44       10.84     12.44     12.81
Average Shares and Equivalents Outstanding               48,062      50,258      49,584    50,510    49,986

FINANCIAL CONDITION
Total Assets                                           $755,587    $694,911    $659,012  $533,746  $484,342
Working Capital                                         100,253     115,878      39,575    50,943    62,711
Current Ratio                                              1.35        1.53        1.15      1.29      1.43
Interest-Bearing Debt                                   127,369     131,710     144,188    70,017    39,877
Shareholders' Equity                                    287,062     308,145     286,915   296,325   283,942
Total Capital                                           414,431     439,855     431,103   366,342   323,819
Interest-Bearing Debt
  to Total Capital                                         30.7        29.9        33.4      19.1      12.3



(1) Shown as a percent of net sales.

(Graph)

NET SALES
IN MILLIONS OF DOLLARS

1993              856
1994              953
1995            1,084
1996            1,284
1997            1,496

MANAGEMENT'S DISCUSSION AND ANALYSIS

The issues discussed in management's discussion and analysis should be read in conjunction with the company's consolidated financial statements and the related footnotes.

FORWARD-LOOKING STATEMENTS
This discussion and analysis of financial condition and results of operations, as well as other sections of our Annual Report, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that are based on management's beliefs, assumptions, current expectations, estimates, and projections about the office furniture industry, the economy, and about the company itself. Words such as "anticipates," "believes," "confident," "estimates," "expects," "forecasts," "likely," "plan," "projects," "should," variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Furthermore, Herman Miller undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

OVERVIEW
We had another very good year in 1997. This year followed a very strong recovery in 1996, after a year of disappointing results, leadership changes, and restructuring in 1995. We established new performance records in each of the past eight quarters. In 1997, we set new records for net sales, net income, earnings per share, and cash flow.

The exceptional operating performance in 1997 enabled us to return $110.4 million to our shareholders in the form of cash dividends and share repurchases. In March of this year, we announced a 2-for-1 stock split and increased our quarterly dividend 11.5 percent to $.0725 per share. We created value for our shareholders and employee-owners through share-price appreciation and dividends. During 1997, a share of Herman Miller stock appreciated 131.6 percent (based on share price) for a total return of 135.0 percent (including dividends) versus 29.5 percent for the S&P 500 as a whole.


(graph)


TOTAL RETURN TO SHAREHOLDERS
AS A PERCENT
                               S&P 500            Herman Miller
1993                            11.56%                  37.61%
1994                             4.25%                  -0.90%
1995                            20.16%                  -9.72%
1996                            28.55%                  43.11%
1997                            29.54%                 134.95%

Our fiscal 1997 financial results reflect the following:

-    Accelerated demand for office furniture in the United States
-    Increased domestic market share
-    Turnaround efforts in our international business
-    Improved manufacturing productivity
-    Stringent cost containment
-    Improved management of working capital

REVIEW OF OPERATIONS
NET SALES AND EARNINGS PER SHARE
One of management's key goals is to increase net sales 15 percent per annum. We exceeded this goal in both 1997 and 1996. Net sales increased 16.5 percent in 1997 to a record $1.49 billion. Net sales increased 18.5 percent and 13.6 percent in the two previous years.

Management also set a net income growth goal of 15 percent per annum, excluding unusual charges. Net income grew 50.0 percent in 1997 to a record $84.8 million, or $1.77 per share, excluding the loss on the sale of the German manufacturing operations. Net income grew 74.2 percent in 1996 to $56.5 million, or $1.13 per share, excluding the patent litigation settlement, following a decline of 19.7 percent in 1995, excluding the restructuring charges.

DOMESTIC OPERATIONS
The United States office furniture industry is enjoying increased sales and strong demand. The Business and Institutional Furniture Manufacturers Association ("BIFMA") reported that United States sales increased approximately
10.7 percent in the 12 months ended May 31, 1997, after increasing 4.8 percent in 1996 and 9.2 percent in 1995. We believe the accelerated demand in recent years is due to secular changes affecting work environments. In particular, new and emerging work styles and the rapid deployment of technology are causing companies to rethink completely their approach to work environments. In addition, the fast-growing high-tech and service sectors of the economy have a high concentration of knowledge workers. These companies and their employees have a higher demand for office furniture that enhances productivity and provides a safe and healthy work environment.

(graph)

DOMESTIC SALES GROWTH
AS A PERCENT


              BIFMA        Herman Miller
1993           7.7%             7.9%
1994           6.9%            10.6%
1995           9.2%            10.1%
1996           4.8%            16.7%
1997          10.7%            19.2%


During each of the past three years, our domestic sales have increased at a faster rate than the overall industry. As shown in the graph, our domestic sales grew 19.2 percent, 16.7 percent, and 10.1 percent in 1997, 1996, and 1995, respectively. The increased market share is attributable to:

-    An industry trend of consolidation
-    Our domestic business strategy announced in fiscal 1996
- A superior product offering in the systems, seating, and filing and storage segments

Over the past 10 years, the combined market share of the five largest manufacturers increased from 41 to 56 percent. This trend is due to both acquisitions and internal growth. Over this same period, our market share increased from seven to 11 percent. This trend reflects our customers' desires to do business with companies that can supply a broad range of value-creating products and services.

During 1996, we began to implement a new management and business structure to enable us to focus on two broad customer categories: those with complex needs and those with convenience needs. A key component of this strategy is the development of a seamless distribution network and service business. Over the past three years, our newest venture, Coro, Inc., has completed the acquisition of several privately owned dealers. These dealers, along with privately owned dealers certified by Coro, will be the foundation of a network of local service organizations. Excluding these acquisitions, which were immaterial on an individual basis, our domestic sales increase would have been 16.4 percent in 1997 and 13.7 percent in 1996.

Our Miller SQA (SQA stands for Simple, Quick, and Affordable) business unit is focused on our effort to serve customers who seek speed and convenience. We believe the new products developed for this segment, including Q System and Limerick seating, coupled with our electronic selling platform, are enabling us to reach customers we have not previously served.

The accelerated demand for office furniture in the United States reflects the need to efficiently integrate technology into the workspace. Today, this integration is most effectively achieved through the use of office furniture systems. Action Office, our series of three freestanding office partition and furnishing systems, is believed to be the first such system introduced and marketed nationally. We believe our Ethospace system, and recently introduced Q System product lines provide superior technology integration capabilities. In 1997, sales of these product lines grew at a faster rate than our total net sales.

During fiscal 1995 and 1994, we invested a significant amount of research and design resources in the complete renewal of our seating lines. This renewal included updating our Equa and Ergon product lines and adding two new award-winning products, Aeron and Ambi seating. We believe based on market demand that these investments have resulted in the strongest work-chair product offering in the industry.

We had significant unit volume increases in each of our core product segments in 1997. Excluding the impact of acquisitions, our domestic sales growth was primarily due to unit volume increases. We did not increase list prices in 1997, and discounts from list were comparable to the prior year. Discounts increased from 1995 to 1996, which resulted in slightly lower net prices to customers. Changes in price had an immaterial impact on 1995.

INTERNATIONAL OPERATIONS AND EXPORTS FROM THE UNITED STATES
One of the key objectives for 1997 was to establish a strategy and action plan for our international business that would improve profitability and provide for an appropriate return on our investment. While sales growth was modest in 1997, our turnaround efforts in Mexico, Canada, and Germany improved our operating results.

In 1997, sales from international operations and exports from the United States increased 4.6 percent. The year-over-year growth in sales from international operations and exports from the United States was primarily due to strong growth in the United Kingdom and Canada, offset by the decision to restructure our German operations in the third quarter.

(graph)

INTERNATIONAL NET SALES
IN MILLIONS OF DOLLARS


   1993  122
   1994  141
   1995  189
   1996  240
   1997  251


The growth in 1996 and 1995 reflected unit volume growth and the impact of acquisitions. Excluding the impact of acquisitions, 1996 and 1995 net sales increased 9.2 percent and 15.3 percent, respectively.

Excluding the loss on the disposal of our German manufacturing operations, our international operations earned $1.3 million in comparison to losses of $8.0 million in 1996 and $2.9 million in 1995. The most significant improvements were in our Mexican and Canadian operations.

The improvement in our Mexican operation was primarily due to improved gross margins and operating expense reductions implemented in the fourth quarter of 1996 and first quarter of 1997. Gross margins, as a percent of sales, improved from 17.9 percent in 1996 to 35.1 percent in 1997. The improvement was principally due to increased control over project pricing. The increased profitability in our Canadian operation was due to a 29.0 percent increase in sales and the completion of our efforts to integrate an acquisition concluded in fiscal 1996.

During the second quarter of fiscal 1997, declining sales and continuing losses at our German subsidiary led us, in accordance with our accounting policies, to assess the realizability of the subsidiary's long-lived assets. At that time, estimates of expected future cash flows under various options to improve our operating results in Germany were evaluated to determine if any potential impairment existed. Although none of the options was developed to the extent required to enable us to reach a decision and plan for implementation, based on the results of our various evaluations of potential impairment, we determined at the enterprise level, the goodwill and intangibles associated with the acquisition were no longer recoverable. As a result, a pretax charge of $5.5 million ($4.5 million, or $.10 per share after tax) was recorded for the write-offs of the goodwill and brand-name assets of the subsidiary.

During the third quarter of fiscal 1997, we authorized and committed the company to a plan to restructure the manufacturing component of our German operations. The plan involved closing the manufacturing facility in Germany which was expected to be completed in fiscal 1998. Based on the most current information available at that time, we believed that closing the facility was the most viable option. As a result, we recorded a pretax restructuring charge of $13.7 million ($5.4 million, or $.11 per share after tax).

During the fourth quarter of fiscal 1997, we were able to sell the German manufacturing operations. The sale had the effect of reducing both the pretax restructuring costs recorded in the third quarter by $4.7 million and the anticipated tax benefit by $5.2 million. In the end, the sale reduced our exposure to future employment liabilities and maximized the employees' chances for continued employment.

In summary, after adjusting for the effects of the sale, the divestiture of the company's investments in its German manufacturing operations resulted in a pretax loss of $14.5 million ($10.4 million, or $.22 per share after tax) in 1997.

Our Italian operations continue to be unprofitable. During the fourth quarter, external consultants were engaged to perform a stringent review of the operational costs and processes of the Italian operations. At this time, management does not believe the outcome of this review will result in recommendations that would have a material negative effect on the financial statements.

The 1996 loss included pretax charges for the discontinuation of two product lines in Europe ($1.6 million) and provisions for unrealizable barter receivables in Mexico ($2.5 million). In addition, a charge of approximately $1.0 million was recorded to reserve for deferred tax assets associated with our Mexican operations.

GROSS MARGIN

In 1997, we achieved four consecutive quarters of improved gross margins, after declines in each of the two previous years. In 1997, gross margins improved as we continued to benefit from the manufacturing and logistical changes implemented during 1995. These changes resulted in increased throughput and decreased fixed and semifixed manufacturing costs. These improvements were coupled with a favorable product mix, value enhancement engineering initiatives, and, to a lesser extent, the previously discussed improvement in Mexico.

(graph)

GROSS MARGIN
AS A PERCENT


                                  1993  34.9%
                                  1994  35.4%
                                  1995  34.9%
                                  1996  33.9%
                                  1997  35.7%


Gross margins in 1996 were comparable to the second half of 1995. Cost benefits from the manufacturing and logistics changes implemented in 1995 were offset by additional price discounts to customers. The decline in 1995 was primarily attributable to a decline in the third quarter as a result of a 3.5 percent increase in raw material prices. Raw material prices were stable in both 1996 and 1997.

In 1995, the company implemented two restructuring initiatives and recorded $31.9 million in pretax restructuring charges. The first initiative reconfigured the company's manufacturing and logistical operations. The reconfiguration enabled the company to develop the capability to process and direct-ship customer orders in their entirety rather than in stages, which requires additional warehousing and transportation between stages. The manufacturing changes also included transferring production of the company's wood casegoods product line to Geiger International and closing our manufacturing facility in North Carolina.

The manufacturing improvements were the primary factor enabling us to reduce the days sales outstanding in the sum of accounts receivable and inventory to
63.3 days, compared with 75.6 days and 91.2 days at the end of 1996 and 1995, respectively. The manufacturing improvements have also enabled us to reduce the time required between the receipt of a customer's order and the shipment of the product. This enables us to respond more quickly to changes in demand.

OPERATING EXPENSES
At the end of 1995, we set a goal of reducing our operating expenses as a percent of net sales to 25 percent by the end of 1998. We define operating expenses as selling, general, administrative, and research and design expenses. In 1997, the total of these expense categories was 26.0 percent of sales compared with 26.7 percent in 1996 and 30.0 percent in 1995. Please note that the 1995 percentage excludes the $12.0 million pretax charge recorded for patent litigation costs.

(graph)

OPERATING EXPENSES
AS A PERCENT OF NET SALES


1993       29.8%
1994       28.9%
1995       29.9%
1996       26.7%
1997       26.0%


The improvement in 1997 was the result of stringent cost containment coupled with the continuous redeployment of costs and people to our strategic priorities.

The reduction in 1996 was due to restructuring initiatives implemented in 1995. The restructuring included reductions in administrative and staff employment, elimination of nonessential consulting contracts and other programs, and discontinuation of a product development program at our healthcare subsidiary, Milcare.

We are pleased with our improved operating expense ratio and are confident that we can reach our goal of 25.0 percent by the end of 1998. We plan to obtain future reductions in operating expenses through continued cost containment, changes to systemic business processes, and improvements in international operations.

Selling, general, and administrative expenses including design and research expenses, increased $45.2 million from $343.5 million in 1996, to $388.7 million in 1997. The increase is primarily attributable to acquisitions and new ventures ($10.7 million), a 4.0 percent year-over-year increase in compensation and benefits, and increases in compensation costs that vary with profitability and sales.

Research and development costs, excluding royalty payments, were $25.7 million in 1997, compared with $24.5 million in 1996 and $31.3 million in 1995. Royalty payments made to designers of the company's product as the products are sold are not included in research and development costs as they are considered to be a variable cost of the product. As a percentage of net sales, research and development costs were 1.7 percent in 1997, 1.9 percent in 1996, and 2.9 percent in 1995. New product design and development has been, and continues to be, a key business strategy. The small decrease in research and development, as percent of sales, in 1997 reflects continued efforts to improve the efficiency of our processes and the timing of major projects. The decrease from 1995 to 1996 reflects a discontinued product development program at Milcare and the completion of several programs to renew our seating offering. In 1996, we introduced three new award-winning product lines. In 1997, we introduced our award-winning Systems Bridge product line. The Systems Bridge enhances a customer's current furniture system's (both ours and the competition's) ability to integrate power and technology into the work space. We expect to introduce several new products over the next 18 to 24 months.

PATENT LITIGATION SETTLEMENT AND OTHER CONTINGENCIES
In 1992, Haworth, Inc. ("Haworth") filed a lawsuit against the company, alleging that the electrical systems used in creation of the company's products infringed one or more of Haworth's patents. In 1996, the company and Haworth agreed to terms of a settlement. We continue to believe, based upon written opinion of counsel, that our products did not infringe Haworth's patents and we would, more likely than not, have prevailed on the merits. However, based on the mounting legal costs, distraction of management focus, and the uncertainty present in any litigation, we concluded settlement was in the best interest of our shareholders. The settlement included a one time cash payment of $44.0 million in exchange for a complete release. The companies also exchanged limited covenants not to sue with respect to certain existing and potential patent designs. We simultaneously reached a settlement with one of our suppliers, who agreed to pay the company $11.0 million and, over the next seven years, to rebate a percentage of its sales to Herman Miller that are in excess of current levels. These rebates are recorded when earned. Accordingly, we recorded a net litigation settlement expense of $16.5 million after applying previously recorded reserves and the settlement with the supplier.

The company for a number of years has sold various products to the United States Government under General Services Administration (GSA) multiple award schedule contracts. The GSA is permitted to audit the company's compliance with the GSA contracts. As a result of its audits, the GSA has asserted a refund claim under the 1982 contract for approximately $2.7 million and has other contracts under audit review. Management has been notified that the GSA has referred the 1988 contract to the Justice Department for consideration of a potential civil False Claims Act case. Management disputes the audit result for the 1982 contract and does not expect resolution of that matter to have a material adverse effect on the company's consolidated financial statements. Management does not have information that would indicate a substantive basis for a civil False Claims Act case under the 1988 contract.

We are not aware of any other litigation or threatened litigation that would have a material impact on the company's financial statements.

INCOME TAXES
The effective tax rate was 40.9 percent in 1997, compared to 34.5 percent in 1996 and a benefit of 7.4 percent in 1995. The higher tax rate reflects the tax law change effective in 1997 that reduced the benefit of the Corporate Owned Life Insurance Program. During the third and fourth quarters of 1997, provisions were recorded for the potential cost of unwinding this program. The tax rate was also negatively impacted by the loss on the sale of the German manufacturing operations, which provided a tax benefit that was lower than our statutory rate. The 1996 effective tax rate reflects the improved operating performance in the company's domestic operations. The 1996 effective tax rate was benefited by the completion of a sale and leaseback of the company's Roswell, Georgia, facility and the sale of excess land to its captive insurance company. The completion of these transactions resulted in the recognition of certain deferred tax assets that were reserved for in previous periods. The net tax benefit in 1995 was due to relatively small pretax earnings in domestic operations as a result of the restructuring initiatives and poor operating results. In addition, the company generated a net tax benefit from its corporate-owned life insurance program and, to a lesser extent, improved operating results in the United Kingdom and Japan allowed net operating loss carryforwards to be used. Management expects its effective tax rate for 1998 to be in the range of 37.0 to 39.0 percent.

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW AND DEBT FINANCING


(Dollars In Thousands)                    1997      1996     1995
Cash  and cash equivalents              $106,161   $57,053  $16,488
Cash from operating activities          $218,170  $124,458  $29,861
Days sales in accounts receivable and
inventory                                 63.3      75.6     91.2
Capital expenditures                     $54,470   $54,429  $63,359
Interest-bearing debt to total capital   30.7%     29.9%     33.4%

The improved cash flow from operations reflects our increased profitability and a reduction in the cash used for working capital items. As previously mentioned, the working capital improvements are a result of the manufacturing and logistical reconfiguration implemented over the last two years and other operational improvements.

(graph)

CASH FLOW FROM OPERATING ACTIVITIES
IN MILLIONS OF DOLLARS


1993            83
1994            70
1995            30
1996           124
1997           218


The 1997 capital expenditures were primarily spent for a new facility at Meridian, new product development, and machinery and equipment to improve operational performance and expand capacity.

We expect capital expenditures, net of asset sales, to increase to $60-$70 million in 1998. The largest expenditures planned in 1998 are for new product development and investments in information systems. We are planning for investments in information technology that will enable us to reach our long-term cost structure and operational performance goals and network our service organizations and independent dealers. The cost of these investments is estimated to be $50-$60 million, and is expected to be made over the next two to four years. An analysis has also been performed of the work necessary to assure that the information systems will be able to deal with the advent of the year 2000. The cost associated with the year 2000 modification will be expensed in the period incurred. We believe these costs will not be material to any fiscal year.

During 1996, we began to redeploy cash invested in nonproductive or nonessential assets. We are currently in the process of selling the facilities and land at our Grandville, Michigan, and Roswell, Georgia, sites. The net book value of these sites is approximately $13.5 million, and we anticipate a selling price in excess of current net book value. The Grandville site is no longer needed and will not be replaced. The Georgia facility will be replaced by a new facility. The facility will enable us to consolidate the operations currently performed on our owned site with operations performed at two leased locations.

As previously discussed, in 1997, we purchased a privately owned United States dealer as part of our service strategy. This local service organization was acquired for approximately $9.7 million. We expect to invest between $15 million and $30 million in acquiring additional local and regional service operations in 1998.

At the end of 1997, our cash and cash equivalents were significantly higher than in previous periods. We intend to use the cash and cash equivalents to repurchase shares of the company's common stock, to fund acquisitions related to the service strategy, and to fund future capital expenditures. We believe the cash and cash equivalents, combined with cash flow from operating activities, will be adequate to fund operations, capital expenditures, acquisitions, and dividends. If necessary, the company has $100 million in available committed credit facilities and $90 million in informal credit lines.

We have established a target capital structure with a debt-to-total-capital ratio of 30 to 35 percent. Cash in excess of requirements for capital expenditures, acquisitions, and dividends will be used to fund the repurchase of the company's common stock subject to market conditions.

COMMON STOCK TRANSACTIONS

(Dollars In Thousands)     1997       1996      1995
Shares acquired          4,071,081  1,720,790   68,400
Cost of shares acquired    $97,962    $25,101     $732
Cost per share acquired     $24.06     $14.59   $10.70
Shares issued              763,443  1,463,546  521,226
Cost per share issued       $16.21     $12.95   $10.75
Cash dividends             $12,593    $12,999  $12,869
Dividends per share           $.27       $.26     $.26

(graph)

TOTAL CASH RETURNED TO SHAREHOLDERS
IN MILLIONS OF DOLLARS


1993   21
1994   38
1995   14
1996   37
1997  110


The Board of Directors first authorized the company to repurchase its common stock in 1984 and has periodically renewed its authorization. Management and the Board of Directors believe the share repurchase program is an excellent means of returning value to our shareholders and preventing dilution from employee ownership programs. As a result, at the May 1997 Board of Directors' meeting, the Board authorized the company to repurchase an additional 2.0 million shares. At May 31, 1997, we had approximately 2,836,000 remaining shares under the July 1996 and May 1997 repurchase authorizations.

On March 18, 1997, the Board of Directors approved a 2-for-1 stock split effected in the form of a 100 percent dividend to shareholders of record on March 31, 1997, payable on April 15, 1997. The distribution increased the number of shares outstanding from 23,657,000 to 47,314,000. All share and per share data, including stock plan information, are restated to reflect the split. The Board of Directors also approved an increase in the cash dividend from $.065 per share to $.0725 per share for shareholders of record on May 31, 1997.

ECONOMIC VALUE ADDED
One of our primary goals is to create economic value for shareholders and employee-owners. To aid and support the accomplishment of that objective, we have created and installed a performance measurement and compensation system called "Economic Valued Added" (EVA). EVA is an internal measurement of operating and financial performance that extensive independent market research has shown more closely correlates with shareholder value than any other performance measure.

(graph)

EVA
IN MILLIONS OF DOLLARS


1993  -28
1994   -1
1995  -13
1996   10
1997   40


Simply put, EVA is what remains of profits after taxes once a charge for the capital employed in the business is deducted. As an operating discipline, the main advantage of EVA is that it focuses management's attention on the balance sheet as well as on the income statement.

Herman Miller is effectively competing for scarce capital resources. Management's task is to put this scarce resource to work and earn the best possible return for our shareholders. This means investing in projects that earn a return greater than the cost of sourcing the funds from our investors. As long as we are making investments that earn a return higher than the cost of capital, then our investors should earn a return in excess of their expectations and our stock is likely to command a premium in the marketplace.

A critical feature of the new EVA measurement system was linking it to incentive compensation. In 1997, the incentive compensation plans of corporate officers, vice presidents, and directors at each of the business units were linked to the EVA concept. Under the terms of the EVA plan, focus is shifted from budget performance to long-term continuous improvements in shareholder value. The EVA target is raised each year by an improvement factor, so that increasingly higher EVA targets must be attained in order to earn the same level of incentive pay. The improvement is set by the Board of Directors for a period of three years. During 1997, we trained 85 percent of our employee-owners in the EVA concept and developed decision tools and incentive plans that are aligned with our overall EVA goals.

CALCULATION OF ECONOMIC VALUE ADDED

(Dollars In Thousands)                          1997      1996      1995
Operating income                              $130,683   $74,935     $9,066
Adjust for:
Divestiture/patent litigation/restructuring     14,500    16,535     43,900
Interest expense on noncapitalized leases(1)     4,509     4,316      4,215
Goodwill amortization                            4,725     4,115      1,272
Other                                            5,093     3,071      1,121
Increase in reserves                            18,649     6,548        506
Capitalized design and research                  2,819     1,984      3,450
                                              --------  --------  ---------
Adjusted operating profit                      180,978   111,504     63,530
Cash taxes(2)                                 (72,091)  (34,561)   (18,317)
                                              --------  --------  ---------
Adjusted operating profit after taxes          108,887    76,943     45,213
Weighted average capital employed(3)           617,727   605,438    532,760
Weighted average cost of capital(4)                11%       11%        11%
                                              --------  --------  ---------
Cost of capital                                 67,950    66,598     58,604
                                              --------  --------  ---------
Economic value added                           $40,937   $10,345  ($13,391)
                                              --------  --------  ---------

(1) Imputed interest as if the total non-cancelable lease payments were capitalized.
(2) The reported current tax provision is adjusted for the statutory tax impact of interest income and expense.
(3) Total assets less non-interest bearing liabilities plus the LIFO, doubtful accounts and notes receivable reserves, warranty reserve, amortized goodwill, loss on sale of the German manufacturing operations, patent litigation settlement costs, restructuring costs, and capitalized design and research expense. Design and research is capitalized and amortized over 5 years.
(4) Management's estimate of the weighted-average of the minimum equity and debt returns required by the providers of capital.

(R)EVA is a registered trademark of Stern, Stewart & Co.

Item 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

QUARTERLY FINANCIAL DATA

Summary of the quarterly operating results on a consolidated basis:


May 31, 1997; June 1, 1996; June 3, 1995
(In Thousands Except Per Share Data)           First    Second     Third    Fourth
Unaudited                                    Quarter   Quarter   Quarter   Quarter

1997                  Net sales             $342,484  $377,137  $365,060  $411,204
                      Gross margin           118,272   134,300   131,933   149,419
                      Net income              15,586    17,852    13,535    27,425
                      Net income per share      $.32      $.37      $.28      $.58
1996                  Net sales             $301,088  $328,393  $312,915  $341,535
                      Gross margin           102,879   112,653   103,415   115,999
                      Net income              12,014     4,955    11,900    17,077
                      Net income per share      $.24      $.10      $.23      $.34
1995                  Net sales             $252,831  $279,077  $259,950  $291,192
                      Gross margin            91,011    99,358    88,881    99,019
                      Net income               7,937     1,443     4,259    (9,300)
                      Net income per share      $.16      $.03      $.09    $ (.19)

CONSOLIDATED STATEMENTS OF INCOME


May 31, 1997; June 1, 1996; June 3, 1995            1997        1996        1995
(In Thousands Except Per Share Data)
NET SALES                                     $1,495,885  $1,283,931  $1,083,050
COST OF SALES                                    961,961     848,985     704,781
                                              ----------  ----------  ----------
   GROSS MARGIN                                  533,924     434,946     378,269
                                              ----------  ----------  ----------
Operating Expenses:
   Selling, general, and administrative          359,601     316,024     303,621
   Design and research                            29,140      27,472      33,682
   Patent litigation settlement                       --      16,515          --
   Loss on divestiture/restructuring charges      14,500          --      31,900
                                              ----------  ----------  ----------
   TOTAL OPERATING EXPENSES                      403,241     360,011     369,203
                                              ----------  ----------  ----------
OPERATING INCOME                                 130,683      74,935       9,066
                                              ----------  ----------  ----------
Other Expenses:
   Interest expense                                8,843       7,910       6,299
   Interest income                                (8,926)     (6,804)     (6,154)
   Loss on foreign exchange                        1,687       1,614       3,067
   Other, net                                      3,196       2,119       1,815
                                              ----------  ----------  ----------
   NET OTHER EXPENSES                              4,800       4,839       5,027
                                              ----------  ----------  ----------
INCOME BEFORE INCOME TAXES                       125,883      70,096       4,039
Income Taxes                                      51,485      24,150        (300)
                                              ----------  ----------  ----------
NET INCOME                                       $74,398     $45,946      $4,339
                                              ----------  ----------  ----------
NET INCOME PER SHARE                               $1.55        $.91        $.09
                                              ----------  ----------  ----------


The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS



May 31, 1997, and June 1, 1996                                                                     1997       1996
(In Thousands Except Share and Per Share Data)
ASSETS
Current Assets:
  Cash and cash equivalents                                                                      $106,161   $57,053
  Accounts receivable, less allowances of $12,943 in 1997 and
      $10,423 in 1996                                                                             179,242   170,116
  Inventories                                                                                      53,877    65,730
  Prepaid expenses and other                                                                       46,584    42,006
                                                                                               ----------  --------
      TOTAL CURRENT ASSETS                                                                        385,864   334,905
                                                                                               ----------  --------
Property and Equipment:
  Land and improvements                                                                            26,936    27,386
  Buildings and improvements                                                                      156,002   159,353
  Machinery and equipment                                                                         346,653   328,690
  Construction in progress                                                                         25,991    20,679
                                                                                               ----------  --------
                                                                                                  555,582   536,108
  Less accumulated depreciation                                                                   290,355   267,343
                                                                                               ----------  --------
      NET PROPERTY AND EQUIPMENT                                                                  265,227   268,765
                                                                                               ----------  --------
Notes Receivable, less allowances of $8,489 in 1997 and $4,415 in 1996                             47,431    39,212
Other Assets                                                                                       57,065    52,029
                                                                                               ----------  --------
      TOTAL ASSETS                                                                               $755,587  $694,911
                                                                                               ----------  --------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Unfunded checks                                                                                 $25,730    $2,867
  Current portion of long-term debt                                                                   173       317
  Notes payable                                                                                    17,109    21,148
  Accounts payable                                                                                 76,975    59,208
  Accrued liabilities                                                                             165,624   135,487
                                                                                               ----------  --------
      TOTAL CURRENT LIABILITIES                                                                   285,611   219,027
Long-Term Debt, less current portion above                                                        110,087   110,245
Other Liabilities                                                                                  72,827    57,494
                                                                                               ----------  --------
      TOTAL LIABILITIES                                                                           468,525   386,766
                                                                                               ----------  --------
Shareholders' Equity:
  Preferred stock, no par value (10,000,000 shares authorized, none issued)                            --        --
  Common stock, $.20 par value (60,000,000 shares authorized, 46,030,822
  and 49,398,460 shares issued and outstanding in 1997 and 1996)                                    9,207     4,934
  Additional paid-in capital                                                                           --    14,468
  Retained earnings                                                                               292,237   303,578
  Cumulative translation adjustment                                                              (10,863)  (11,633)
  Key executive stock programs                                                                    (3,519)   (3,202)
                                                                                               ----------  --------
      TOTAL SHAREHOLDERS' EQUITY                                                                  287,062   308,145
                                                                                               ----------  --------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                 $755,587  $694,911
                                                                                               ----------  --------


The accompanying notes are an integral part of these balance sheets.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


(In Thousands                                  Common   Additional Retained Cumulative   Key Exec. Total
Except Share and                                Stock    Paid-In   Earnings Translation   Stock   Shareholders'
Per Share Data)                                          Capital            Adjustment   Programs   Equity
BALANCE MAY 28, 1994                            $4,918   $16,649  $279,161   $ (3,460)     $(943)  $296,325
Net income                                          --        --     4,339         --         --      4,339
Cash dividends ($.26 per share)                     --        --   (12,869)        --         --    (12,869)
Exercise of stock options                           23     2,353        --         --         --      2,376
Common stock issued pursuant
to employee stock purchase plan                     26     2,592        --         --         --      2,618
Common stock issued                                  4       396        --         --         --        400
Repurchase and retirement of
68,400 shares of common stock                       (7)     (725)       --         --         --       (732)
Stock grants earned                                 --        --        --         --        207        207
Stock grants issued                                  3       299        --         --       (361)       (59)
Key executive stock purchase
assistance plan                                     --        --        --         --     (2,165)    (2,165)
Current year translation adjustment                 --        --        --     (3,525)        --     (3,525)
                                               -------  --------  --------  ---------  ---------  ---------
BALANCE JUNE 3, 1995                            $4,967   $21,564  $270,631   $ (6,985)  $ (3,262)  $286,915
Net income                                          --        --    45,946         --         --     45,946
Cash dividends ($.26 per share)                     --        --   (12,999)        --         --    (12,999)
Exercise of stock options                           79     9,817        --         --         31      9,927
Common stock issued pursuant
to employee stock purchase plan                     18     2,258        --         --         --      2,276
Repurchase and retirement of
1,720,790 shares of common stock(172)                    (26,006)       --         --      1,077    (25,101)
Common stock issued for
acquisitions                                        43     6,425        --         --         --      6,468
Stock grants earned                                 --        --        --         --        284        284
Stock grants forfeited                              (8)     (639)       --         --        647         --
Stock grants issued                                  7     1,049        --         --     (1,467)      (411)
Key executive stock purchase
assistance plan                                     --        --        --         --       (512)      (512)
Current year translation adjustment                 --        --        --     (4,648)        --     (4,648)
                                               -------  --------  --------  ---------  ---------  ---------
BALANCE JUNE 1, 1996                            $4,934   $14,468  $303,578  $ (11,633)  $ (3,202)  $308,145
Net income                                          --        --    74,398         --         --     74,398
Cash dividends ($.27 per share)                     --        --   (12,593)        --         --   (12,593)
Exercise of stock options                           63     9,049        --         --         --      9,112
Common stock issued pursuant
to employee stock purchase plan                     14     2,637        --         --         --      2,651
Repurchase and retirement of
4,071,081 shares of common stock                  (553)  (29,374)  (68,414)        --        379    (97,962)
Stock dividend                                   4,732        --    (4,732)        --         --         --
Directors fees                                       1       225        --         --         --        226
Stock grants earned                                 --        --        --         --        387        387
Stock grants issued                                 16     2,995        --         --     (1,776)     1,235
Key executive stock purchase
assistance plan                                     --        --        --         --        693        693
Current year translation adjustment                 --        --        --        770         --        770
                                               -------  --------  --------  ---------  ---------  ---------
BALANCE MAY 31, 1997                            $9,207       $--  $292,237  $ (10,863)  $ (3,519)  $287,062
                                               -------  --------  --------  ---------  ---------  ---------

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS


May 31, 1997; June 1, 1996; and June 3, 1995                       1997       1996       1995
(In Thousands)
Cash Flows from Operating Activities:
Net Income                                                      $74,398    $45,946     $4,339
                                                              ---------   --------  ---------
Adjustments to reconcile net income
to net cash provided by operating activities                    143,772     78,512     25,522
                                                              ---------   --------  ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                       218,170    124,458     29,861
                                                              ---------   --------  ---------
Cash Flows from Investing Activities:
Notes receivable repayments                                     449,405    455,973    428,375
Notes receivable issued                                        (460,956)  (454,261)  (436,434)
Property and equipment additions                                (54,470)   (54,429)   (63,359)
Proceeds from sales of property and equipment                     5,336     13,486        105
Net cash paid for acquisitions                                   (9,743)    (5,101)   (17,721)
Other, net                                                        1,548       (212)    (8,705)
                                                              ---------   --------  ---------
   NET CASH USED FOR INVESTING ACTIVITIES                       (68,880)   (44,544)   (97,739)
                                                              ---------   --------  ---------
Cash Flows from Financing Activities:
Short-term debt borrowings                                      236,627    517,862    303,309
Short-term debt repayments                                     (239,417)  (579,613)  (270,475)
Long-term debt borrowings                                            --    270,985     60,000
Long-term debt repayments                                          (186)  (222,772)   (20,246)
Dividends paid                                                  (12,463)   (13,015)   (12,868)
Common stock issued                                              11,989     12,203      5,394
Common stock repurchased and retired                            (97,962)   (25,101)      (732)
Capital lease obligation repayments                                (116)      (250)      (263)
                                                              ---------   --------  ---------
   NET CASH (USED FOR) PROVIDED BY
   FINANCING ACTIVITIES                                        (101,528)   (39,701)    64,119
                                                              ---------   --------  ---------
Effect of Exchange Rate Changes on Cash
   and Cash Equivalents                                           1,346        352     (2,454)
                                                              ---------   --------  ---------
   NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                              49,108     40,565     (6,213)
                                                              ---------   --------  ---------
Cash and Cash Equivalents, Beginning of Year                     57,053     16,488     22,701
                                                              ---------   --------  ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                         $106,161    $57,053    $16,488
                                                              ---------   --------  ---------


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

DESCRIPTION OF BUSINESS The company is engaged in the design, manufacture, and sale of furniture and furniture systems for offices, and, to a lesser extent, for healthcare facilities. The company's products are sold primarily to or through independent contract office furniture dealers. Accordingly, accounts and notes receivable in the accompanying balance sheets principally are amounts due from the dealers.

FISCAL YEAR The company's fiscal year ends on the Saturday closest to May 31. The years ended May 31, 1997, and June 1, 1996, each contained 52 weeks. The year ended June 3, 1995, contained 53 weeks.

FOREIGN CURRENCY TRANSLATION The functional currency for most foreign subsidiaries is the local currency. The cumulative effects of translating the balance sheet accounts from the functional currency into the U.S. dollar at current exchange rates and revenue and expense accounts using average exchange rates for the period are included as a separate component of shareholders' equity. The U.S. dollar is used as the functional currency for subsidiaries in highly inflationary foreign economies, and the financial results are translated using a combination of current and historical exchange rates, and the resulting translation adjustments are included along with gains or losses arising from remeasuring all foreign currency transactions into the functional currency in determining net income.

CASH EQUIVALENTS The company invests in certain debt and equity securities as part of its cash management function. Due to the relative short-term maturities and high liquidity of these securities (consisting primarily of Euro overnight investments), they are included in the accompanying consolidated balance sheets as cash equivalents at market value and totaled $85.1 million and $58.1 million as of May 31, 1997, and June 1, 1996, respectively. The company's cash equivalents are considered "available for sale." As of May 31, 1997, the market value approximated the securities' cost. All cash and cash equivalents are high-credit quality financial instruments, and the amount of credit exposure to any one financial institution or instrument is limited.

PROPERTY, EQUIPMENT, AND DEPRECIATION Property and equipment are stated at cost. The cost is depreciated over the estimated useful lives of the assets using the straight-line method. The average useful lives of the assets are 32 years for buildings and seven years for all other property and equipment.

NOTES RECEIVABLE The notes receivable are primarily from certain independent contract office furniture dealers. The notes are collateralized by the assets of the dealers and bear interest based on the prevailing prime rate. Interest income relating to these notes was $4.8, $3.9, and $3.9 million in 1997, 1996, and 1995, respectively.

LONG-LIVED ASSETS The company assesses the recoverability of its long-lived assets whenever events or circumstances such as current and projected future operating losses or changes in the business climate indicate that the carrying amount may not be recoverable. Assets are grouped and evaluated at the lowest level for which there are independent and identifiable cash flows. The company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows (undiscounted and without interest charges) expected to result from the use of the asset. If the carrying amount of the asset exceeds the expected future cash flows, the company measures and records an impairment loss for the excess of the carrying value of the asset over its fair value. The estimation of fair value is made by discounting the expected future cash flows at the rate the company uses to evaluate similar potential investments based on the best information available at that time. If the assets being tested for recoverability were acquired in a purchase business combination, the goodwill that arose in that transaction is included in the asset group's carrying values on a pro-rata basis using the relative fair values.

In situations where goodwill and intangible balances remain after applying the impairment measurements to business unit asset groupings under Statement of Financial Accounting Standards (SFAS) No. 121, the company assesses the recoverability of the remaining balances at the enterprise level under the provisions of APB Opinion 17. Applying these provisions, when the estimated undiscounted future operating income (before interest and amortization) for individual business units is not sufficient to recover the remaining carrying value over the remaining amortization period, the company recognizes an impairment loss for the excess.

Excluding the impairment incurred in connection with the divestiture of the company's German manufacturing operations (see Acquisitions and Divestitures note), such provisions were not significant in 1997, 1996, or 1995.

Intangible assets included in other assets consist mainly of goodwill, patents, and other acquired intangibles, and are carried at cost, less applicable amortization of $12.1 and $9.5 million in 1997 and 1996, respectively. These assets are amortized using the straight-line method over periods of five to 15 years.

UNFUNDED CHECKS As a result of maintaining a consolidated cash management system, the company utilizes controlled disbursement bank accounts. These accounts are funded as checks are presented for payment, not when checks are issued. The resulting book overdraft position is included in current liabilities as unfunded checks.

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

RESEARCH, DEVELOPMENT, ADVERTISING, AND OTHER RELATED COSTS Research, development, advertising materials, preproduction and start-up costs are expensed as incurred. Research and development costs consist of expenditures incurred during the course of planned search and investigation aimed at discovery of new knowledge that will be useful in developing new products or processes, or significantly enhancing existing products or production processes, and the implementation of such through design, testing of product alternatives, or construction of prototypes. Royalty payments made to designers of the company's products as the products are sold are not included in research and development costs, as they are considered to be a variable cost of the product. Research and development costs, included in design and research expense in the accompanying statements of income, were $25.7, $24.5, and $31.3 million in 1997, 1996, and 1995, respectively.

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

REVENUE RECOGNITION Revenues are recorded when product is shipped and invoiced or performance of services is complete.

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

NEW ACCOUNTING STANDARDS In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." The new standard simplifies the computation of earnings per share (EPS) and increases comparability to international standards. Under SFAS No. 128, primary EPS is replaced by "Basic" EPS, which excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. "Diluted" EPS, which is computed similarly to fully diluted EPS, reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock.

The company is required to adopt the new standard in its third quarter of fiscal 1998 financial statements. All prior-period EPS information (including interim EPS) is required to be restated at that time. Early adoption is not permitted. Pro forma EPS, as if the company had adopted SFAS No. 128 at the beginning of each fiscal year are as follows:


             For the Fiscal Year Ended
             1997       1996       1995

Basic EPS    $1.57      $.92       $.09
Diluted EPS  $1.55      $.91       $.09

ACQUISITIONS AND DIVESTITURES

During 1997, 1996, and 1995, the company made several acquisitions, all of which were recorded using the purchase method of accounting. Accordingly, the purchase price of these acquisitions has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of the acquisition. The cost of the acquisitions in excess of net identifiable assets acquired has been recorded as goodwill.

During 1997 and 1996, the company purchased various privately owned United States dealers. These companies were acquired for approximately $21.4 million. The consideration included 212,662 shares of Herman Miller common stock and approximately $15.0 million in cash, which resulted in approximately $14.0 million of goodwill.

During 1995, the company purchased Geneal GmbH, a privately held office furniture company in Essen, Germany. The company also purchased a division of B&B Italia, a privately owned office furniture company in Milan, Italy. In addition, the company purchased various privately owned United States and Canadian dealers. These companies were acquired for approximately $21.2 million, which resulted in approximately $9.0 million in goodwill.

The results of the acquisitions were not material to the company's consolidated operating results.

During the second quarter of fiscal 1997, declining sales and continuing losses at the company's German subsidiary led the company, in accordance with its accounting policies, to assess the realizability of the subsidiary's long-lived assets. At that time, estimates of expected future cash flows under various options to improve the company's operating results in Germany were evaluated to determine if any potential impairment existed. Although none of the options was developed to the extent required to enable the company to reach a decision and plan for implementation, based on the results of its various evaluations of potential impairment, the company determined at the enterprise level, the goodwill and intangibles associated with the acquisition were no longer recoverable. As a result, a pretax charge of $5.5 million ($4.5 million, or $.10 per share after tax) was recorded for the write-off of the goodwill and brand-name assets of the subsidiary.

During the third quarter of fiscal 1997, management authorized and committed the company to a plan to restructure the manufacturing component of its German operations. The plan involved closing the manufacturing facility in Germany and was expected to be completed in fiscal 1998. Based on the most current information available at that time, management believed that closing the facility was the most viable option. As a result, the company recorded a pretax restructuring charge of $13.7 million ($5.4 million, or $.11 per share after tax).

During the fourth quarter of fiscal 1997, the company sold the German manufacturing operations. The sale had the effect of reducing both the pretax restructure costs recorded in the third quarter by $4.7 million and the anticipated tax benefit by $5.2 million.

In summary, after adjusting for the effects of the sale, the divestiture of the company's investments in its German manufacturing operations resulted in a pretax loss of $14.5 million ($10.4 million, or $.22 per share after tax) for fiscal 1997.

INVENTORIES
(In Thousands)        1997     1996
Finished products  $23,552  $24,787
Work in process      8,074   10,896
Raw materials       22,251   30,047
                   -------  -------
                   $53,877  $65,730
                   -------  -------


Inventories are valued at the lower of cost or market and include material, labor, and overhead. The inventories of Herman Miller, Inc., are valued using the last-in, first-out (LIFO) method. The inventories of the company's subsidiaries are valued using the first-in, first-out method. Inventories valued using the LIFO method amounted to $27.5 and $30.7 million at May 31, 1997, and June 1, 1996, respectively.

If all inventories had been valued using the first-in, first-out method, inventories would have been $15.6 and $16.4 million higher than reported at May 31, 1997, and June 1, 1996, respectively.

PREPAID EXPENSES AND OTHER

(In Thousands)                        1997      1996
Current deferred income taxes        $26,382   $21,006
Other                                 20,202    21,000
                                    --------  --------
                                     $46,584   $42,006
                                    --------  --------
ACCRUED LIABILITIES
(In Thousands)                          1997      1996
Compensation and employee benefits   $80,778   $54,124
Restructuring reserves                 3,704     7,493
Income taxes                          15,802    13,942
Warranty reserves                     11,048     6,510
Other taxes                           12,395    11,931
Other                                 41,897    41,487
                                    --------  --------
                                    $165,624  $135,487
                                    --------  --------
OTHER LIABILITIES
(In Thousands)                          1997      1996
Postretirement benefits              $22,982   $20,522
Other                                 49,845    36,972
                                    --------  --------
                                     $72,827   $57,494
                                    --------  --------
NOTES PAYABLE
(In Thousands)                          1997      1996
Non-U.S. dollar currencies           $17,109   $21,148

The following information relates to short-term borrowings in 1997:


(Dollars In Thousands)                          Domestic        Foreign
Weighted-average interest rate at May 31, 1997        --            6.4%
Weighted-average interest rate at June 1, 1996        --            6.9%
Weighted-average interest rate during 1997            --            5.3%
Unused short-term credit lines                    $6,000         $38,621

In addition to the company's formal short-term credit lines shown above, the company has available informal lines of credit totaling $90 million.

LONG-TERM DEBT

(In Thousands)                                     1997      1996
Series A senior notes, 6.37%, due March 5, 2006   $70,000   $70,000
Series B senior notes, 6.08%, due March 5, 2001    15,000    15,000
Series C senior notes, 6.52%, due March 5, 2008    15,000    15,000
Finance lease obligation                           10,000    10,000
Other                                                 260       562
                                                 --------  --------
                                                 $110,260  $110,562
Less current portion                                  173       317
                                                 --------  --------
                                                 $110,087  $110,245
                                                 --------  --------

During the third quarter of 1996, the company entered into a private placement of $100.0 million of senior notes with seven insurance companies. The Series A, B, and C notes have interest-only payments until March 5, 2000, March 5, 2001, and March 5, 2004, respectively.

The company has available an unsecured revolving credit loan that provides for a $100.0 million line of credit. The loan permits borrowings in multi-currencies and matures on February 28,

2002. Outstanding borrowings bear interest, at the option of the company, at rates based on the prime rate, certificates of deposit, LIBOR, or negotiated rates. Interest is payable periodically throughout the period a borrowing is outstanding. During 1997, the company had no borrowings. During 1996, the company borrowed at a negotiated rate of 6.0 percent.

Provisions of the senior notes and the unsecured senior revolving credit loan limit, without prior consent, the company's borrowings, long-term leases, and sale of certain assets. In addition, the company has agreed to maintain certain financial performance ratios. At May 31, 1997, the company was in compliance with all of these provisions.

During May 1996, the company entered into an agreement for the sale and leaseback of its Roswell, Georgia, facility. The company has an early buyout option at the end of two-and-one-half years at an amount equal to approximately
103.03 percent of the lessor's cost. The company also has a purchase option at the end of five years at an amount equal to the facility's then fair market value. If the purchase option is not exercised, the lease automatically renews for an additional 30 months. The company has guaranteed a residual value of
59.0 percent of the lessor's cost. The lease has been accounted for as a financing lease in accordance with SFAS No. 98. The book value and accumulated depreciation of the facility are approximately $13.9 million and $6.7 million, respectively.

Annual maturities of long-term debt for the five years subsequent to May 31, 1997, (in millions) are as follows: 1998--$.2; 1999--$.1; 2000--$10.0;
2001--$25.0; 2002--$.0; thereafter--$75.0.

OPERATING LEASES
The company leases real property and equipment under agreements that expire on various dates. Certain leases contain renewal provisions and generally require the company to pay utilities, insurance, taxes, and other operating expenses.

Future minimum rental payments (in millions) required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of May 31, 1997, are as follows: 1998--$15.1; 1999--$11.8; 2000--$9.5;
2001--$7.7; 2002--$6.3; thereafter--$11.1.

Total rental expense charged to operations was $20.9, $23.9, and $18.0 million in 1997, 1996, and 1995, respectively. Substantially all such rental expense represented the minimum rental payments under operating leases.

DOMESTIC RESTRUCTURING CHARGES
In the fiscal year ended June 3, 1995, the company recorded $31.9 million in pretax restructuring charges, which reduced net income by $20.3 million, or $.41 per share. A charge of $15.5 million was taken in the second quarter of fiscal 1995 to account for the closure of certain of the company's manufacturing and logistics facilities prior to the relocation of their production activities to other U.S. Herman Miller facilities. In addition, the charge also included the costs associated with the closure of and discontinuance of wood casegoods manufacturing in the Sanford, North Carolina, facility and the transfer of products produced there to Geiger International of Atlanta, Georgia, a respected contract provider of quality wood casegoods. The $16.4 million charge recorded in the fourth quarter of fiscal 1995 included charges in the United States for reductions in employment and the discontinuation of a product development program at the company's healthcare subsidiary, Milcare.

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

Amounts paid or charged against these reserves during fiscal 1997 were as follows:


                     June 1, 1996  Costs Paid  May 31, 1997
(In Thousands)            Balance  or Charged      Balance
Facilities and equipment   $5,330      $2,575      $2,755
Termination benefits        1,885       1,015         870
Other exit costs              278         199          79
                          -------  ----------     -------
                           $7,493      $3,789      $3,704
                          -------  ----------     -------


EMPLOYEE BENEFIT PLANS
The company maintains plans which provide retirement benefits for substantially all employees.

PENSION PLANS The principal domestic plan is a noncontributory defined benefit pension plan. Benefits under this plan are based upon an employee's years of service and the average earnings for the five highest consecutive years of service during the 10 years immediately preceding retirement. Domestically, the company's policy is to fund its plan to the maximum amount currently deductible for federal income tax purposes, which equals or exceeds the minimum amount required by the Employee Retirement Income Security Act.

One of Herman Miller, Inc.'s wholly owned foreign subsidiaries has a defined benefit pension plan which is similar to the principal domestic plan. This plan is included in the information presented below.


Net pension cost included the following components:
(In Thousands)                                                       1997      1996      1995
Service cost benefits earned during the year                       $9,620    $8,688    $8,276
Interest cost on projected benefit obligation                      12,683    10,588     9,239
Return on assets:
 Actual                                                           (40,365)  (27,468)  (13,391)
 Deferred gain                                                     29,357    18,582     5,767
Net amortization                                                     (514)     (224)      106
Cost of early retirement incentive program                             --       479     1,700
                                                                 --------  --------  --------
Net pension cost                                                  $10,781   $10,645   $11,697
                                                                 --------  --------  --------

The following table presents a reconciliation of the funded status of the plans and the amount recorded in the accompanying balance sheets:


(In Thousands)                                                                       1997                  1996
Plan assets at fair market value                                                    $184,178              $145,678
                                                                      ----------------------  --------------------
Actuarial present value of benefit obligations:
 Vested benefits                                                                    (127,143)             (102,236)
 Nonvested benefits                                                                   (1,531)               (2,271)
                                                                      ----------------------  --------------------
Accumulated benefit obligation                                                      (128,674)             (104,507)
Effect of projected future salary increases                                          (60,069)              (53,618)
                                                                      ----------------------  --------------------
Projected benefit obligation                                                        (188,743)             (158,125)
                                                                      ----------------------  --------------------
Projected benefit obligation in excess of
plan assets at fair market value                                                      (4,565)              (12,447)
Unrecognized net asset from date of adoption of SFAS No. 87                           (2,506)               (3,051)
Unrecognized net gain from past experience different from that
assumed, and changes in assumptions                                                  (18,019)               (1,013)
Unrecognized prior service cost                                                         (229)                 (218)
                                                                      ----------------------  --------------------
Accrued pension cost included in accrued and other liabilities                     $ (25,319)             $(16,729)
                                                                      ----------------------  --------------------


The assumptions used in the determination of net pension cost were as follows:


                                              1997                    1996                  1995
Discount rate                                 7.5%                    7.5%                  7.5%
Rate of salary progression                    5.0%                    5.0%                  5.0%
Long-term rate of return on assets            7.5%                    7.5%                  7.5%


Plan assets consist primarily of listed common stocks, mutual funds, and corporate obligations. Plan assets at May 31, 1997, and June 1, 1996, included 655,344 shares of Herman Miller, Inc., common stock.

In connection with the 1995 restructuring, the company offered an early retirement incentive program to eligible participants. The results of this program are reflected in the net cost and funded status of the pension plan and postretirement benefits.

PROFIT SHARING PLAN Herman Miller, Inc., and three of its subsidiaries have a trusteed profit sharing plan that covers substantially all employees who have completed one year of employment. The plan provides for discretionary contributions (payable in the company's common stock) of not more than 6.0 percent of pretax income of the participating companies, or such other lesser amounts as may be established by the Board of Directors. The cost of the plan charged against operations was $6.6, $4.5, and $2.6 million in 1997, 1996, and 1995, respectively.

POSTRETIREMENT BENEFITS In addition to providing pension and profit sharing benefits, the company provides healthcare and life insurance benefits for certain retired employees.

The components of net postretirement benefit cost were as follows:


    (In Thousands)                                     1997    1996    1995
    Service cost                                     $1,132  $1,140    $986
    Interest cost on accumulated benefit obligation   1,653   1,496   1,305
    Cost of early retirement program                     --      --     400
    Net amortization                                    (44)    (39)    (44)
                                                     ------  ------  ------
    Net postretirement benefit cost                  $2,741  $2,597  $2,647
                                                     ------  ------  ------

The following table presents a reconciliation of the plan's funded status with amounts recognized in the accompanying balance sheets:


      (In Thousands)                                       1997       1996
      Accumulated postretirement benefit obligation:
        Retirees                                       $(9,622)   $(8,823)
        Fully eligible, active plan participants          (223)      (202)
        Other active plan participants                 (14,622)   (13,212)
      Unrecognized prior service cost                     (981)    (1,031)
      Unrecognized net loss                              2,359      2,250
                                                      ---------  ---------
      Accrued postretirement benefit obligation       $(23,089)  $(21,018)
                                                      ---------  ---------


The accumulated postretirement benefit obligation was computed using an assumed discount rate of 7.5 percent for May 31, 1997, and June 1, 1996.

The weighted average annual assumed rate of increase in the per capita cost of covered benefits (i.e., healthcare cost trend rate) is 7.5 percent for 1998 and is assumed to decrease gradually to 6.0 percent for 2001 and remain at that level thereafter. A 1.0 percent increase in this annual trend rate would have increased the accumulated postretirement benefit obligation at May 31, 1997, by $.8 million, with an immaterial effect on 1997 postretirement benefit cost.

COMMON STOCK AND PER SHARE INFORMATION
On March 18, 1997, the Board of Directors approved a 2-for-1 stock split effected in the form of a 100 percent dividend to shareholders of record on March 31, 1997, payable on April 15, 1997. The distribution increased the number of shares outstanding from 23,657,000 to 47,314,000. All share and per share data, including stock plan information, are restated to reflect the split. The Board of Directors also approved an increase in the cash dividend from $.065 to $.0725 per share for shareholders of record on May 31, 1997.

Earnings per share of common stock have been computed using the weighted-average number of outstanding common shares and common share equivalents to the extent they are dilutive during each of the three years in the period ended May 31, 1997 (48,062,100 in 1997; 50,257,470 in 1996;
49,584,114 in 1995).

STOCK PLANS
Under the terms of the company's 1987 Employee Stock Purchase Plan, 4.1 million shares of authorized common stock were reserved for purchase by plan participants at 85.0 percent of the market price. At May 31, 1997, 1,888,126 shares remained available for purchase through the plan, and there were 5,102 employees eligible to participate in the plan, of which 1,539 or 30.2 percent, were participants. During 1997, 1996, and 1995, employees purchased 118,798, 178,444 and 264,026 shares, respectively.

The company has stock option plans under which options are granted to employees and nonemployee officers and directors at a price not less than the market price of the company's common stock on the date of grant. All options become exercisable one year from date of grant and expire ten years from date of grant. At May 31, 1997, there were 150 employees and 11 nonemployee officers and directors eligible, all of whom were participants in the plans. At May 31, 1997, there were 1,390,942 shares available for future options.

A summary of shares subject to options follows:


                                      1997                     1996
                                 Weighted-                  Weighted-
                                   Average                   Average
                           1997   Exercise       1996       Exercise          1995
                         Shares     Prices     Shares         Prices        Shares
Outstanding at
beginning of year:    2,431,920    12.95    2,578,700          11.97     2,239,350
Granted                 169,000    31.00      807,800          15.14       834,560
Exercised             (551,322)    11.56     (786,340)         11.78      (242,800)
Terminated             (35,500)    15.47     (168,240)         12.78      (252,410)
                      ---------             ---------                    ---------
Outstanding at end
of year               2,014,098    14.54    2,431,920          12.95     2,578,700
                      ---------             ---------                    ---------
Exercisable at end
of year               1,885,098    13.35    1,680,720          11.96     1,796,740
                      ---------             ---------                    ---------
Weighted-average
fair market value
of options
granted                             8.84                        4.16

A summary of stock options outstanding at May 31, 1997, follows:


                                                                                           Exercisable Stock
                                                                                     -------------------------------
                                       Outstanding Stock Options                                Options
                      --------------------------------------------------------       -------------------------------
                                          Weighted-Average
Range of Exercise             Shares        Remaining        Weighted-Average           Shares      Weighted-Average
Price                 (In Thousands)     Contractual Life    Exercise Price         (In Thousands)    Exercise Price
 $9.31-$13.56                  1,070            5.93 years            $11.67                 1,070            $11.67
$14.56-$35.75                    944            8.47 years            $17.78                   815            $15.56
                      --------------                                                --------------
Total                          2,014            7.12 years            $14.54                 1,885            $13.35
                      --------------                                                --------------

The company accounts for its employee stock purchase plan and its stock option plans under APB Opinion 25; therefore, no compensation costs are recognized when employees purchase stock or when stock options are authorized, granted, or exercised. If compensation costs had been computed under SFAS No. 123, "Accounting for Stock-Based Compensation," the company's net income and earnings per share would have been reduced by approximately $1.1 million, or $.02 per share in 1997, and $2.4 million, or $.05 per share in 1996.

For purposes of computing compensation costs of stock options granted, the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: 5.93% to 6.35% and 5.70% to 6.19% risk-free interest rates in 1997 and 1996, respectively; three-year expected lives in 1997 and 1996; 31% expected volatility in 1997 and 1996; and .5% expected dividend yields in 1997 and 1996. Black-Scholes is a widely accepted stock option pricing model; however, the ultimate value of stock options granted will be determined by the actual lives of options granted and future price levels of the company's common stock.

KEY EXECUTIVE AND DIRECTOR STOCK PROGRAMS
RESTRICTED STOCK GRANTS The company has granted restricted common shares to certain key employees. Shares were awarded in the name of the employee, who has all rights of a shareholder, subject to certain restrictions on transferability and a risk of forfeiture. The forfeiture provisions on the awards expire annually, over a period not to exceed six years, as certain financial goals are achieved. During fiscal 1997, 50,738 shares were granted under the company's long-term incentive plan, 7,200 shares were forfeited, and the forfeiture provisions expired on 32,431 shares. As of May 31, 1997, 117,278 shares remained subject to forfeiture provisions and restrictions on transferability.

The remaining shares subject to forfeiture provisions have been recorded as unearned stock grant compensation and are included as a separate component of shareholders' equity under the caption Key Executive Stock Programs. The unearned compensation is being charged to selling, general, and administrative expense over the five-year vesting period and was $.4, $.3, and $.2 million in 1997, 1996, and 1995, respectively.

KEY EXECUTIVE STOCK PURCHASE ASSISTANCE PLAN In October 1994, the company adopted a key executive stock purchase assistance plan whereby the company may extend credit to officers and key executives to purchase the company's stock through the exercise of options or on the open market. These loans are secured by the shares acquired and are repayable under full recourse promissory notes. The sale or transfer of shares is restricted for five years after the loan is fully paid. The plan provides for the key executives to earn repayment of a portion of the notes, based on meeting annual performance objectives as set forth by the Executive Compensation Committee of the Board of Directors. The notes bear interest at 7.0 percent per annum. Interest is payable annually and principal is due on various dates through September 1, 2007. As of May 31, 1997, the notes outstanding relating to the exercise of options were $.5 million and are included as a separate component of shareholders' equity under the caption Key Executive Stock Programs. Notes outstanding related to open-market purchases were $1.5 million and are recorded in other assets. Compensation expense related to earned repayment was $3.9 million in 1997, $1.7 million in 1996, and immaterial in 1995.

DIRECTOR FEES During fiscal 1997, the Board of Directors approved a plan that allows the Board members to elect to receive their director fees in the form of unrestricted company stock at the then fair market value rather than in cash. In fiscal 1997, the Board members received 4,968 shares of the company's stock under the plan.

INCOME TAXES
Pretax income consisted of the following:


(In Thousands)                    1997       1996      1995

Domestic                       $141,742    $77,169   $13,418
Foreign                        (15,859)    (7,073)   (9,379)
                             ----------  ---------  --------
                               $125,883    $70,096    $4,039
                             ----------  ---------  --------

The provision (credit) for income taxes consisted of the following:


(In Thousands)                     1997       1996      1995
Current:  Domestic--Federal     $66,003    $15,725   $18,104
        Domestic--State           4,957      1,615       935
        Foreign                  (2,287)      (527)   (1,580)
                             ----------  ---------  --------
                                $68,673    $16,813   $17,459
                             ----------  ---------  --------
Deferred: Domestic--Federal     (15,938)     6,115   (15,137)
        Domestic--State            (677)        50    (1,951)
        Foreign                    (573)     1,172      (671)
                             ----------  ---------  --------
                                (17,188)     7,337   (17,759)
                             ----------  ---------  --------
Total income tax provision      $51,485    $24,150    $ (300)
                             ----------  ---------  --------

The following table represents a reconciliation of income taxes at the United States statutory rate with the effective tax rate as follows:

(In Thousands)                                                     1997    1996     1995
Income taxes computed at the United States statutory
rate of 35%                                                      $44,059  $24,534   $1,414
Increase (decrease) in taxes resulting from:
 Corporate-owned life insurance                                    1,854  (3,302)  (1,842)
 Changes in valuation allowance                                       --  (2,762)       --
 Additional reserves provided                                         --    2,834       --
 State taxes, net                                                  2,782    1,082    (660)
 Foreign net operating losses                                         --       --      735
 Other                                                             2,790    1,764       53
                                                                --------  -------  -------
                                                                 $51,485  $24,150   $(300)
                                                                --------  -------  -------

The tax effects and types of temporary differences that give rise to significant components of the deferred tax assets and liabilities at May 31, 1997, and June 1, 1996, are presented below:


 (In Thousands)                                                 1997       1996
 Deferred tax assets:
  Foreign net operating loss carryforwards                   $10,791    $22,475
  Book over tax loss on sale of fixed assets                   6,045      3,506
  Compensation related accruals                               13,813     11,164
  Restructuring charge accruals                                1,668      2,774
  Accrued postretirement benefit obligation                    8,044      7,410
  Reserves for inventory                                       5,295      2,213
  Reserve for uncollectible accounts and notes receivable      5,212      2,551
  Other                                                       25,540     16,348
  Valuation allowance                                        (10,791)   (22,475)
                                                           ---------  ---------
                                                             $65,617   $ 45,966
                                                           ---------  ---------
 Deferred tax liabilities:
  Book basis in property in excess of tax basis            $ (19,429)  $(17,058)
  Prepaid employee benefits                                   (2,239)    (3,037)
  Other                                                       (8,904)    (8,014)
                                                           ---------  ---------
                                                           $ (30,572)  $(28,109)
                                                           ---------  ---------


The company has foreign net operating loss carryforwards, the tax benefit of which is $10.8 million, of which $8.8 million expires at various dates through 2006, and of which $2.0 million has unlimited expiration. For financial statement purposes, the tax benefit of the foreign net operating loss carryforward has been recognized as a deferred tax asset, subject to a valuation allowance.

Changes in the valuation allowance during 1996 reflect the utilization of the company's capital loss carryforwards which served to offset capital gains recognized on the sale and leaseback of the Roswell, Georgia, facility (see the Long-Term Debt note for a description of the lease) and on certain excess land sold to the company's captive insurance company. In addition, the allowance reflects changes in the net operating loss carryforwards at the company's foreign subsidiaries, which in 1997 primarily reflects the divestiture of the German manufacturing operations.

The company has not provided for United States income taxes on undistributed earnings of foreign subsidiaries totaling $40.0 million. Recording of deferred income taxes on these undistributed earnings is not required, since these earnings have been permanently reinvested. These amounts would be subject to possible U.S. taxation only if remitted as dividends. The determination of the hypothetical amount of unrecognized deferred U.S. taxes on undistributed earnings of foreign entities is not practicable.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amount of the company's financial instruments included in current assets and current liabilities approximates their fair value due to their short-term nature. The fair value of the notes receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of May 31, 1997, and June 1, 1996, the fair value of the notes receivable approximated the carrying value. The company intends to hold these notes to maturity and has recorded allowances to reflect the terms negotiated for carrying value purposes. As of May 31, 1997, and June 1, 1996, the carrying value approximated the fair value of the company's long-term debt.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK
The company utilizes derivative financial instruments to manage its exposure to foreign currency volatility at the transactional level. The majority of these contracts relate to major currencies such as the Japanese yen, the Australian dollar, and the British pound. The exposure to credit risk is minimal, since the counterparties are major financial institutions. The market risk exposure is essentially limited to currency rate movements. The gains or losses arising from these financial instruments are applied to offset exchange gains or losses on related hedged exposures. Realized gains or losses in 1997 and 1996 were not material to the company's results of operations. At May 31, 1997, and June 1, 1996, the company had no outstanding derivative financial instruments.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
The following table presents a reconciliation of net income to net cash provided by operating activities:


(In Thousands)                                                   1997                  1996      1995
Depreciation and amortization                                 $47,985               $45,009   $39,732
Restructuring charges                                          14,500                    --    31,900
Provision for losses on accounts
 and notes receivable                                           7,302                 4,635     1,405
Loss on sales of property and equipment                         1,575                   120     1,077
Deferred taxes                                                (17,188)                7,337   (17,759)
Other liabilities                                              17,070                 1,468     6,587
Stock grants earned                                               387                   284       207
Changes in current assets and liabilities:
    Decrease (increase) in assets:
        Accounts receivable                                   (11,735)                4,295   (39,901)
        Inventories                                            11,130                11,042    (9,239)
        Prepaid expenses and other                             (4,096)               (5,009)   (3,912)
    Increase (decrease) in liabilities:
        Accounts payable                                       15,296                   627     8,674
        Accrued liabilities                                    61,546                 8,704     6,751
                                                           ----------            ----------  --------
Total changes in current assets and liabilities                72,141                19,659   (37,627)
                                                           ----------            ----------  --------
    Total adjustments                                        $143,772               $78,512   $25,522
                                                           ----------            ----------  --------


Cash payments for interest and income taxes were as follows:


(In Thousands)                                                   1997                  1996      1995
Interest paid                                                  $8,759                $7,458    $6,296
Income taxes paid                                             $53,185               $13,883   $16,095

CONTINGENCIES
In fiscal 1992, Haworth, Inc. ("Haworth") filed a lawsuit against the company, alleging that the electrical systems used in creation of the company's products infringed one or more of Haworth's patents. In fiscal 1996, the company and Haworth agreed to terms of a settlement. The company continues to believe, based upon written opinion of counsel, that its products did not infringe Haworth's patents and that it was more likely than not to prevail on the merits. However, based on the mounting legal costs, distraction of management focus, and the uncertainty present in any litigation, the company concluded settlement was in the best interest of its shareholders. The settlement included a one time cash payment of $44.0 million in exchange for a complete release. The companies also exchanged limited covenants not to sue with respect to certain existing and potential patent designs. Herman Miller simultaneously reached a settlement with one of its suppliers, who agreed to pay the company $11.0 million and, over the next seven years, to rebate a percentage of its sales to Herman Miller that are in excess of current levels. The $11.0 million, plus interest, will be paid in annual installments over seven years and, the rebates will be recorded when earned. Accordingly, the company recorded a net litigation settlement expense of $16.5 million after applying previously recorded reserves and the settlement with the supplier.

The company, for a number of years, has sold various products to the United States Government under General Services Administration (GSA) multiple award schedule contracts. The GSA is permitted to audit the company's compliance with the GSA contracts. As a result of its audits, the GSA has asserted a refund claim under the 1982 contract for approximately $2.7 million and has other contracts under audit review. Management has been notified that the GSA has referred the 1988 contract to the Justice Department for consideration of a potential civil False Claims Act case. Management disputes the audit result for the 1982 contract and does not expect resolution of the matter to have a material adverse effect on the company's consolidated financial statements. Management does not have information that would indicate a substantive basis for a civil False Claims Act case under the 1988 contract.

The company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the company's consolidated financial statements.

SEGMENT INFORMATION
The company operates on a worldwide basis in a single industry consisting of the design, manufacture, and sale of office furniture systems, products, and related services. The following information is presented with respect to the company's operations in different geographic areas for the fiscal years ended May 31, 1997, June 1, 1996, and June 3, 1995. Transfers between geographic areas represent the selling price of sales to affiliates, which is generally based on cost plus a markup. Net income of foreign operations and exports includes royalty income from licensee sales and reflects the gain or loss on foreign currency exchange. The cash and cash equivalents accounts of the company are considered to be corporate assets. All other assets have been identified with domestic or foreign operations. No single customer accounted for more than 10.0 percent of consolidated net sales.

(In Thousands)                                         Foreign   Adjustments
                                                    Operations           and
                                    United States  and Exports  Eliminations  Consolidated
1997
Sales to unaffiliated customers        $1,244,645     $251,240     $      --    $1,495,885
Transfers between geographic areas         23,723       15,732      (39,455)            --
                                    -------------  -----------  ------------  ------------
Net sales                              $1,268,368     $266,972     $(39,455)    $1,495,885
                                    -------------  -----------  ------------  ------------
Net income (loss)                         $83,497     $(9,099)     $      --       $74,398
                                    -------------  -----------  ------------  ------------
Identifiable assets                      $554,044      $95,382     $      --      $649,426
                                    -------------  -----------  ------------  ------------
Corporate assets                                                                   106,161
                                                                              ------------
Total assets                                                                      $755,587
                                                                              ------------
1996
Sales to unaffiliated customers        $1,043,850     $240,081     $      --    $1,283,931
Transfers between geographic areas         34,667       13,176      (47,843)            --
                                    -------------  -----------  ------------  ------------
Net sales                              $1,078,517     $253,257     $(47,843)    $1,283,931
                                    -------------  -----------  ------------  ------------
Net income (loss)                         $53,977     $ (8,031)    $      --       $45,946
                                    -------------  -----------  ------------  ------------
Identifiable assets                      $532,371     $105,487     $      --      $637,858
                                    -------------  -----------  ------------  ------------
Corporate assets                                                                    57,053
                                                                              ------------
Total assets                                                                      $694,911
                                                                              ------------
1995
Sales to unaffiliated customers          $894,455     $188,595     $      --    $1,083,050
Transfers between geographic areas         55,206        5,186      (60,392)            --
                                    -------------  -----------  ------------  ------------
Net sales                                $949,661     $193,781     $(60,392)    $1,083,050
                                    -------------  -----------  ------------  ------------
Net income (loss)                          $7,265     $ (2,926)    $      --        $4,339
                                    -------------  -----------  ------------  ------------
Identifiable assets                      $550,666      $91,858     $      --      $642,524
                                    -------------  -----------  ------------  ------------
Corporate assets                                                                    16,488
                                                                              ------------
Total assets                                                                      $659,012
                                                                              ------------

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Herman Miller, Inc.:
We have audited the accompanying consolidated balance sheets of Herman Miller, Inc. (a Michigan corporation) and subsidiaries as of May 31, 1997, and June 1, 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended May 31, 1997. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Herman Miller, Inc., and subsidiaries as of May 31, 1997, and June 1, 1996, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1997, in conformity with generally accepted accounting principles.

Arthur Andersen LLP
Grand Rapids, Michigan
June 26, 1997

MANAGEMENT'S REPORT ON FINANCIAL STATEMENTS

The consolidated financial statements of Herman Miller, Inc., and subsidiaries were prepared by, and are the responsibility of, management. The statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances and include amounts that are based on management's best estimates and judgments.

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

The Financial Audit Committee of the Board of Directors, composed solely of directors from outside the company, regularly meets with the independent public accountants, management, and the internal auditors to satisfy itself that they are properly discharging their responsibilities. The independent public accountants have unrestricted access to the Financial Audit Committee, without management present, to discuss the results of their audit and the quality of financial reporting and internal accounting control.

Michael A. Volkema, President and Chief Executive Officer
Brian C. Walker, Executive Vice President, Financial Services, and Chief Financial Officer
June 26, 1997

Item 9  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No changes in, or disagreements with, accountants referenced in Item 304 of Regulation S-K occurred during the 24-month period ended May 31, 1997.

                                    PART III

Item 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of Registrant

Information relating to directors and director nominees of the registrant is contained under the caption "Director and Executive Officer Information," in the company's definitive Proxy Statement, dated August 25, 1997, relating to the company's 1997 Annual Meeting of Shareholders and the information within that section is incorporated by reference. Information relating to Executive Officers of the company is included in Part I hereof entitled "Executive Officers of the Registrant."

There are no family relationships between or among the above-named executive officers. There are no arrangements or understandings between any of the above-named officers pursuant to which any of them was named an officer.

Item 11  EXECUTIVE COMPENSATION

Information relating to management remuneration is contained under the tables and discussions on pages 10-12 in the company's definitive Proxy Statement, dated August 25, 1997, relating to the company's 1997 Annual Meeting of Shareholders, and the information within those sections is incorporated by reference.

Item 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

The sections entitled "Voting Securities and Principal Shareholders" and "Director and Executive Officer Information" in the definitive Proxy Statement, dated August 25, 1997, relating to the company's 1997 Annual Meeting of Shareholders and the information within those sections is incorporated by reference.

Item 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions contained under the captions "Director and Executive Officer Information" and "Compensation of Board Members and Non-Employee Officers" in the definitive Proxy Statement, dated August 25, 1997, relating to the company's 1997 Annual Meeting of Shareholders is incorporated by reference.

                                    PART IV

Item 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND
REPORTS ON FORM 8-K


(a)  1.  Financial Statements

     The following consolidated financial statements of the company are included in this Form 10-K on the pages noted:

                                                                  Page Number in
                                                                  the Form 10-K
                                                                  --------------

     Consolidated Statements of Income                                  23
     Consolidated Balance Sheets                                        24
     Consolidated Statements of Shareholders' Equity                    25
     Consolidated Statements of Cash Flows                              26
     Notes to Consolidated Financial Statements                         27
     Report of Independent Public Accountants                           44
     Management's Report on Financial Statements                        45

(a)  2. Financial Statement Schedule

     The following financial statement schedule and related Report of Independent Public Accountants on the Financial Statement
     Schedule are included in this Form 10-K on the pages noted:

                                                                  Page Number in
                                                                  the Form 10-K
                                                                  --------------
     Report of Independent Public Accountants
     on Financial Statement Schedule                                    49
     Consent of Independent Public Accountants                          50

                                                                  Page Number in
                                                                  the Form 10-K
                                                                  --------------

     Schedule II- Valuation and Qualifying
                  Accounts and Reserves for the Years
                  Ended May 31, 1997;                                   52
                  June 1, 1996; and June 3, 1995


      All other schedules required by Form 10-K Annual Report have been omitted because they were inapplicable, included in the notes to consolidated financial statements, or otherwise not required under instructions contained in Regulation S-X.

      (a)  3. Exhibits

      Reference is made to the Exhibit Index which is found on pages 53 through 55 of this Form 10-K Annual Report.

      (b)  Reports on Form 8-K

           No reports on Form 8-K were filed during the fourth quarter of the year ended May 31, 1997.

    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors of Herman Miller, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Herman Miller, Inc., and subsidiaries included in this Form 10-K, and have issued our report thereon dated June 26, 1997. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed at Item 14(a)2 above is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

     /s/ Arthur Andersen LLP
     -----------------------
     Grand Rapids, Michigan
     June 26, 1997

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Herman Miller, Inc.:

As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K, into the Company's previously filed Form S-8 Registration Statement File Numbers 33-5810, 33-43234, 33-43235, 33-45812, 2-84202, 33-04369, 33-04367, and 33-04365 and Form S-3 Registration
Statement File Number 33-19525.

     /s/ Arthur Andersen LLP
     -----------------------
     Grand Rapids, Michigan
     August 27, 1997

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERMAN MILLER, INC.



/s/  Michael A. Volkema                     and  /s/  Brian C. Walker
-----------------------                          ------------------------------
By   Michael A. Volkema                               Brian C. Walker
     (President and Chief Executive Officer)          (Chief Financial Officer)


Date: August 27, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on August 27, 1997, by the following persons on behalf of the Registrant in the capacities indicated. Each Director of the Registrant, whose signature appears below, hereby appoints Michael A. Volkema as his attorney-in-fact, to sign in his name and on his behalf, as a Director of the Registrant, and to file with the Commission any and all amendments to this Report on Form 10-K.



           /s/ David L. Nelson      /s/ Michael A. Volkema
           -----------------------  ---------------------------------
           David L. Nelson          Michael A. Volkema
           (Chairman of the Board)  (President, Chief Executive
                                    Officer and Director)


           /s/ William K. Brehm     /s/ E. David Crockett
           -----------------------  ---------------------------------
           William K. Brehm         E. David Crockett
           (Director)               (Director)


           /s/ James R. Carreker    /s/ Lord Griffiths of Fforestfach
           -----------------------  ---------------------------------
           James R. Carreker        Lord Griffiths of Fforestfach
           (Director)               (Director)


           /s/ Richard H. Ruch      /s/ C. William Pollard
           -----------------------  ---------------------------------
           Richard H. Ruch          C. William Pollard
           (Director)               (Director)


           /s/ Charles D. Ray       /s/ Ruth A. Reister
           -----------------------  ---------------------------------
           Charles D. Ray                   Ruth A. Reister
           (Director)               (Director)


           /s/ H. Harold Chandler
           -----------------------
           J. Harold Chandler
           (Director)

                     HERMAN MILLER, INC., AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)


Column A                                    Column B          Column C               Column D               Column E
--------                                   ----------  ---------------------  --------------------------    --------
                                                        Additions   Increased  Uncollectible
                                            Balance at  charged to  net        accounts                     Balance
                                            beginning   costs and   operating  written off    Losses        at end
Description                                 of period    expenses   losses     (net) (1)     Utilized (2)   of period

Year ended May 31, 1997:
  Allowance for possible losses
  on accounts receivable                      $10,423      $4,809       $--     $2,289            $--        $12,943

  Allowance for possible losses
  on notes receivable                          $4,415      $4,074       $--        $--            $--         $8,489

  Valuation allowance for deferred tax asset  $22,475         $--    $1,034        $--        $12,718        $10,791

Year ended June 1, 1996:
  Allowance for possible losses
  on accounts receivable                       $7,180      $3,816       $--       $573            $--        $10,423

  Allowance for possible losses
  on notes receivable                          $2,627      $2,573       $--       $785            $--         $4,415

  Valuation allowance for deferred tax asset  $25,237         $--    $3,856        $--         $6,618        $22,475

Year ended June 3, 1995:
  Allowance for possible losses
  on accounts receivable                       $6,742        $405       $--      $(33)            $--         $7,180

  Allowance for possible losses
  on notes receivable                          $2,159      $1,000       $--       $532            $--         $2,627

Valuation allowance for deferred tax asset    $21,488         $--    $7,253        $--         $3,504        $25,237

(1) Includes effects of foreign currency translation.
(2) Includes utilization of capital and net operating losses. In 1997, this includes the write-off related to the German divestiture.

                     HERMAN MILLER, INC., AND SUBSIDIARIES

                                 Exhibit Index

                                                                     Page

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

      (d)  Amended and Restated Bylaws, dated January 6,
           1997, are incorporated by reference to Exhibit 3(d)
           of the Registrant's 1997 Form 10-K Annual Report.           56-69

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

      (d)  Dividend Reinvestment Plan for Shareholders of
           Herman Miller, Inc., dated January 6, 1997, is
           incorporated by reference to Exhibit 4(d) of the
           Registrant's 1997 Form 10-K Annual Report.                  70-78

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

      (g)  Incentive Share Grant Agreement, dated
           October 4, 1995, between the company and Michael A. Volkema is incorporated by reference to Exhibit 10(g) of the Registrant's
           1996 Form 10-K Annual Report. *

      (h)  Incentive Share Grant Agreement, dated
           May 15, 1996, between the company and Michael
           A. Volkema is incorporated by reference to
           Exhibit 10(h) of the Registrant's 1996 Form
           10-K Annual Report. *

      (i) Termination and Mutual Release Agreement, dated March 27, 1996, between the company and Hansjorg Broser is incorporated by reference to
           Exhibit 10(i) of the Registrant's 1996 Form 10K
           Annual Report. *

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


      (l)  Herman Miller, Inc., Key Executive
           Deferred Compensation Plan and form of
           Deferred Compensation Agreement, dated
           February 28, 1997, is incorporated by
           reference to Exhibit 10(l) of the
           Registrant's 1997 Form 10-K Annual
           Report.                                                     79-98

   (m)  Consulting Agreement, dated October 2, 1996, between the company and Dr. Alan Fern is incorporated by reference to
        Exhibit 10(m) of the registrant's 1997 Form 10-K Annual
        Report.                                                       99-100

      *    denotes compensatory plan or
           arrangement.

(11)  Computation of Per Share Earnings.                                101
(22)  Subsidiaries.                                                     102

(27) Financial Data Schedule (exhibit available upon request)