Form 10-Q
period 1997-08-30
MILLER HERMAN INC
filed 1997-10-09
CIK 66382

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q


        X   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
       ---  OF THE SECURITIES EXCHANGE ACT OF 1934

       ---  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended August 30, 1997                    Commission File No. 0-5813


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

Common Stock Outstanding at September 30, 1997--45,934,225 shares.

The Exhibit Index appears at page 15.

                         HERMAN MILLER, INC. FORM 10-Q
                     FOR THE QUARTER ENDED AUGUST 30, 1997
                                     INDEX




                                                               Page No.

        Part I - Financial Information

             Condensed Consolidated Balance Sheets--               3
                  August 30, 1997, and May 31, 1997

             Condensed Consolidated Statements of Income--         4
                  Three Months Ended August 30, 1997,
                  and August 31, 1996

             Condensed Consolidated Statements of Cash Flows--     5
                  Three Months Ended August 30, 1997,
                  and August 31, 1996

             Notes to Condensed Consolidated Financial Statements  6-7

             Management's Discussion and Analysis of
                  Financial Condition and Results of Operations    8-11

        Part II - Other Information

             Exhibits and Reports on Form 8-K                      12-13

             Signatures                                            14

             Exhibit Index                                         15

                              HERMAN MILLER, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                           Aug. 30,    May 31,
                                             1997       1997
                                         ----------  ---------
                                         (unaudited) (audited)
ASSETS
------
CURRENT ASSETS:
   Cash and cash equivalents               $132,542   $106,161
   Accounts receivable, net                 171,743    179,242
   Inventories--
     Finished goods                          23,147     23,552
     Work in process                          9,507      8,074
     Raw materials                           22,133     22,251
                                         ----------  ---------
       Total inventories                     54,787     53,877
                                         ----------  ---------
   Prepaid expenses and other                44,614     46,584
                                         ----------  ---------
       Total current assets                 403,686    385,864
                                         ----------  ---------

PROPERTY AND EQUIPMENT, AT COST:            564,097    555,582
   Less-accumulated depreciation            301,515    290,355
                                         ----------  ---------
     Net property and equipment             262,582    265,227
                                         ----------  ---------
OTHER ASSETS:
   Notes receivable, net                     32,112     47,431
   Other noncurrent assets                   54,556     57,065
                                         ----------  ---------
       Total assets                        $752,936   $755,587
                                         ==========  =========


                                          Aug. 30,    May 31,
                                            1997       1997
                                         ----------  ---------
                                         (unaudited) (audited)
LIABILITIES & SHAREHOLDERS' EQUITY
----------------------------------
CURRENT LIABILITIES:
   Unfunded checks                         $ 23,494   $ 25,730
   Current portion of long-term debt            215        173
   Notes payable                             14,813     17,109
   Accounts payable                          68,674     76,975
   Accruals                                 173,173    165,624
                                         ----------  ---------
        Total current liabilities           280,369    285,611
                                         ----------  ---------
LONG-TERM DEBT, less current portion        110,631    110,087

OTHER LIABILITIES                            72,142     72,827
SHAREHOLDERS' EQUITY:
   Common stock $.20 par value                9,185      9,207
   Additional paid-in capital                    --         --
   Retained earnings                        296,477    292,237
   Cumulative translation adjustment        (10,607)   (10,863)
   Key executive stock programs              (5,261)    (3,519)
                                         ----------  ---------

        Total shareholders' equity          289,794    287,062
                                         ----------  ---------
   Total liabilities and
      shareholders' equity                 $752,936   $755,587
                                         ==========  =========




     See accompanying notes to condensed consolidated financial statements.

                              HERMAN MILLER, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                         Three Months Ended
                                         ------------------
                                        August 30,    August 31,
                                           1997         1996
                                           ----         ----
NET SALES                                  $401,545    $342,484

COST AND EXPENSES:

  Cost of goods sold                        254,544     224,212
  Operating expenses                        102,633      91,182
  Interest expense                            2,189       2,181
  Other income, net                          (2,345)       (677)
                                         ----------   ---------
                                            357,021     316,898
                                         ----------   ---------
INCOME BEFORE TAXES ON INCOME                44,524      25,586

PROVISION FOR TAXES ON INCOME                17,250      10,000
                                         ----------   ---------
NET INCOME                                 $ 27,274    $ 15,586
                                         ----------   ---------
NET INCOME PER SHARE                       $    .58    $    .32
                                         ----------   ---------
DIVIDENDS PER SHARE OF COMMON STOCK        $   .073    $   .065
                                         ----------   ---------

See accompanying notes to condensed consolidated financial statements.

                             HERMAN MILLER, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF
                                  CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)


                                                           Three Months Ended
                                                           ------------------
                                                       August 30,       August 31,
                                                          1997             1996
                                                          ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                 $  27,274    $ 15,586
 Depreciation and amortization                                 13,807      12,093
 Other, net                                                     4,845      (5,848)
                                                          -----------   ---------
 Net cash provided by operating activities                     45,926      21,831
                                                          -----------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Notes receivable repayments                                  165,713     102,317
 Notes receivable issued                                     (150,775)   (103,442)
 Capital expenditures                                          (9,985)    (12,836)
 Other, net                                                     1,515      (3,049)
                                                          -----------   ---------
 Net cash provided by/(used for) investing activities           6,468     (17,010)
                                                         ------------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net short-term debt borrowings (repayments)                   (1,535)      5,100
 Net long-term debt repayments                                    (49)       (189)
 Dividends paid                                                (3,336)     (3,207)
 Net common stock issued                                       14,298       1,524
 Common stock purchased and retired                           (35,993)    (27,991)
 Net cash used for financing activities                       (26,615)    (24,763)
                                                          -----------   ---------
EFFECT OF EXCHANGE RATE
 CHANGES ON CASH                                                  602           1
                                                          -----------   ---------
NET INCREASE/(DECREASE) IN CASH AND
 CASH EQUIVALENTS                                              26,381     (19,941)
CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                          106,161      57,053
                                                          -----------   ---------
CASH AND CASH EQUIVALENTS,
 AT END OF PERIOD                                           $ 132,542    $ 37,112
                                                          ===========   =========

See accompanying notes to condensed consolidated financial statements.

                              HERMAN MILLER, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


FOOTNOTE DISCLOSURES

The condensed consolidated financial statements have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The company believes that the disclosures made in this document are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company's Annual Report on Form 10-K for the year ended May 31, 1997.

During February 1997 the Financial Accounting Standards Board issued statements of Financial Accounting Standards (FAS) Nos. 128 and 129, "Earnings Per Share" and "Disclosure of Information about Capital Structure." Both standards are effective for periods ending after December 15, 1997. The company will adopt these standards in its third quarter of fiscal 1998. Following the guidance in FAS No. 128, basic earnings per share for the three months ended August 30, 1997, and August 31, 1996, would be $.59 and $.32, respectively.

FISCAL YEAR

The company's fiscal year ends on the Saturday closest to May 31. Accordingly, the year ended May 31, 1997, and the year ending May 30, 1998, contain 52 weeks.

SUPPLEMENTAL CASH FLOW INFORMATION

Cash and cash equivalents include all highly liquid debt instruments purchased as part of the company's cash management function. Due to the short maturities of these items, the carrying amount approximates fair value.

Cash payments for income taxes and interest (in thousands) were as follows:


                                         Three Months Ended
                                         ------------------
                                         Aug. 30,  Aug. 31,
                                           1997      1996
                                        ---------  --------

Interest paid                            $1,316    $2,673
Income taxes paid                        $7,102    $8,048

CONTINGENCIES

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

REPORT OF MANAGEMENT

In the opinion of the company, the accompanying unaudited condensed consolidated financial statements taken as a whole contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of the company as of August 30, 1997, and the results of its operations and cash flows for the three months then ended. Interim results are not necessarily indicative of results for a full year.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain significant factors which have affected the company's financial condition and earnings during the periods included in the accompanying condensed consolidated financial statements.

A.   Financial Summary

     A summary of the period-to-period changes is shown below. All amounts are increases unless otherwise noted. Dollars are shown in thousands.


                                                 $       %
                                               ------  -----

     NET SALES                                 59,061   17.2

     COST OF GOODS SOLD                        30,332   13.5

     OPERATING EXPENSES                        11,451   12.6

     INTEREST EXPENSE                               8     .4

     OTHER INCOME NET*                          1,668  246.4

     INCOME BEFORE TAXES ON INCOME             18,938   74.0

     PROVISION FOR TAXES ON INCOME              7,250   72.5

     NET INCOME                                11,688   75.0

     *Represents an increase in other income.

B.    Results of Operations

      First Quarter FY 1998 versus First Quarter FY 1997

      Net sales increased $59.1 million, or 17.2 percent, for the three months ended August 30, 1997. For the first three months of fiscal 1998, the company had net sales of $401.5 million, compared with net sales of $342.5 million in the first three months of last year. Net sales were the highest ever recorded in a first quarter. Acquisitions accounted for $7.2 million, or 2.1 percent of the increase. The remaining increase was primarily due to unit volume increases in our domestic operations.

      United States net sales were up 20.5 percent for the first quarter. We are benefiting from the accelerated demand for office furniture in the United States and at the same time, we have continued to gain market share as our growth has out-paced the industry. In the three months ended August 1997, the Business and Institutional Furniture Manufacturer's Association (BIFMA) estimates the market grew 13.9 percent compared to approximately 7.5 percent in the same period last year. BIFMA is currently estimating the industry will grow 12.0 percent in calendar 1997 and 6.0 percent in calendar 1998.

      We believe the very strong industry growth is to due the positive macro factors of a strong economy, strong corporate profits and rapidly changing work styles. The overall economy is being driven by rapid growth in high tech, information technology and service based business. These companies have a very high concentration of knowledge workers who have a greater need for quality office furniture.

      From a product segment standpoint, the system segment continues to grow faster than the other product segments. This has also been our fastest growing product segment. Sales of our Ethospace product line increased 49.5% over the first quarter of last year. In addition, we are building momentum with the Q systems product line which was introduced last fall.

      New orders increased 9.7 percent to $407.7 million. Acquisitions accounted for $9.5 million, or 2.6 percent of this increase. The backlog of unfilled orders at August 30, 1997, was $209.3 million, compared with $185.8 million a year earlier, and $203.1 million at May 31, 1997.

      Gross margin increased to 36.6 percent during the first quarter of 1998, compared to a gross margin of 34.5 percent in the first quarter of 1997. The improvement reflects lower expenditures for overhead in the U.S. operations, better leveraging of fixed overhead, value enhancement engineering projects, and a favorable product mix. Going forward, we expect gross margins will be in the range of 35.5 percent to 36.5 percent.

      Operating expenses, as a percent of sales, decreased to 25.6 percent compared with 26.6 percent in the first quarter of last year. Total operating expenses increased $11.5 million from $91.2 million in the first quarter of last year to $102.6 million. Operating expenses attributable to acquisitions and new ventures were $.8 million. Additional factors contributing to the increase were investments in and maintenance of information systems, a 4.0 percent year-over-year increase in compensation and benefits and costs which are variable with sales.

      Interest expense of $2.2 million was comparable to the first quarter of fiscal 1997. Total interest-bearing debt was $125.7 million at the end of the first quarter of fiscal 1998, compared with $127.4 million at May 31, 1997, and $137.0 million at August 31, 1996.

      The effective tax rate for the first quarter was 38.7 percent compared with 39.1 percent in the same period of last year.

      Net income increased 75.0 percent to $27.3 million in the first quarter, compared to $15.6 million for the same period last year.

      Net sales of international operations and export sales from the United States in the first quarter ended August 30, 1997, totaled $59.1 million compared with $58.4 million last year.

      While our international sales growth of 1.2 percent over the first quarter of last year has been modest, we continued to improve our operating performance. The first quarter comparison was impacted by the sale of our German manufacturing operations in the fourth quarter of last year. Excluding the impact of that change, our international sales grew approximately 6.3 percent. For the first quarter our international operations and exports from the United States had recorded net income of $2.3 million. This is our second straight quarter of profitability in our international business. The improvement reflects the changes we have made in Mexico and Germany coupled with very strong demand for product in Canada and the UK. The strength of the United States dollar has resulted in some softness in export sales to markets in Asia. However, this was offset by very good growth in Europe and Canada.

      We continue to experience operating losses in Italy. We are currently focusing our resources on realigning the operations of this business. We believe this will result in the elimination of some non-value adding operations and increased leveraging of our supply base in Italy. The final plans should be completed during the second quarter and implemented through the balance of fiscal 1998. We do not expect to record any significant charges related to these changes.

C.    Financial Condition, Liquidity, and Capital Resources

      First Quarter FY 1998 versus First Quarter FY 1997

      1.   Cash flow from operating activities was $45.9 million versus
           $21.8 million in the first quarter of 1997.
      2. Days sales in accounts receivable plus days sales in inventory decreased to 57.9 days versus 63.3 days on May 31, 1997.

      3. Total interest-bearing debt decreased to $125.7 million compared to $127.4 million at May 31, 1997. Debt-to-total capital now stands at 30.2 percent versus 30.7 percent on May 31, 1997. We expect total interest-bearing debt to be in the range of $125 to $145 for the remainder of the year.
      4. Capital expenditures for the quarter were $10.0 million versus $12.8 million for the first quarter of 1997. Capital expenditures for the year are expected to be in the range of $65 to $70 million. This includes a significant amount of cash flow that should be generated from the sale of two facilities and vacant land. The expenditures in 1998 will primarily be for the implementation of an enterprise-wide information system, continued implementation of our electronic sales platform, and new products in the systems segment.
      5. During the first three months of fiscal 1998, the company repurchased 588,700 shares of common stock, under the 2.0 million share repurchase authorization, for $29.0 million. The company also repurchased 133,884 shares of common stock from employees as part of the stock option program for $7.0 million.

Part II

Item 4: Submission of Matters to Vote of Security Holders

At the Annual Shareholders Meeting held October 1, 1997, the shareholders voted on various proposals presented in the company's 1997 definitive proxy statement. The results of the votes follow:

1. Proposal to elect four directors to serve a term of three years and one director to serve a term of one year:


     a. Terms expiring in 2000
                                                                Broker
                                   For       Against  Withheld  Non-Vote
                                   ---       -------  --------  --------
        James R. Carreker       39,501,229          0   306,337         0
        C. William Pollard      39,507,378          0   300,188         0
        Ruth Alkema Reister     39,501,835          0   305,731         0
        Richard H. Ruch         39,500,430          0   307,136         0

     b. Term--expiring in 1998

        Dorothy A. Terrell      39,234,137          0   564,429         0


2. Proposal to amend the Company's Articles of Incorporation to increase the authorized common stock from 60,000,000 shares to 120,000,000 shares of common stock, $.20 par value.

                                                                Broker
                                   For       Against  Withheld  Non-Vote
                                   ---     ---------  --------  --------

                                38,133,167  1,442,327   232,072         0


3. Proposal to ratify the appointment of Arthur Andersen LLP as the independent public accountants for the company for the fiscal year ending May 30, 1998.


                                                                Broker
                                   For       Against  Withheld  Non-Vote
                                   ---       -------  --------  --------
                                39,727,955   30,724    48,887         0

Item 5: Exhibits and Reports on Form 8-K

1.   Exhibits

     See Exhibit Index.

2.   Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended August 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

                                        HERMAN MILLER, INC.



October 8, 1997
                                        --------------------------
                                        Michael A. Volkema
                                        (President and
                                        Chief Executive Officer)



October 8, 1997
                                        --------------------------
                                        Brian C. Walker
                                        (Chief Financial Officer)

Exhibit Index

(11) Computations of earnings per common share.

(27) Financial Data Schedule (Exhibit available upon request)