Form 10-Q
period 1997-11-29
MILLER HERMAN INC
filed 1998-01-09
CIK 66382

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

For Quarter Ended November 29, 1997                   Commission File No. 0-5813



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

Common Stock Outstanding at December 31, 1997--44,864,915 shares.

The Exhibit Index appears at page 14.

                         HERMAN MILLER, INC. FORM 10-Q
                    FOR THE QUARTER ENDED NOVEMBER 29, 1997
                                     INDEX



                                                                Page No.
                                                                --------
        Part I--Financial Information

             Condensed Consolidated Balance Sheets--               3
                  November 29, 1997, and May 31, 1997

             Condensed Consolidated Statements of Income--         4
                  Three and Six Months Ended November 29, 1997,
                  and November 30, 1996

             Condensed Consolidated Statements of Cash Flows--     5
                  Six Months Ended November 29, 1997,
                  and November 30, 1996

             Notes to Condensed Consolidated Financial Statements  6-7

             Management's Discussion and Analysis of
                  Financial Condition and Results of Operations    8-11

        Part II--Other Information

             Exhibits and Reports on Form 8-K                      12

             Signatures                                            13

             Exhibit Index                                         14

                              HERMAN MILLER, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                         Nov. 29,          May 31,
                                           1997             1997
                                         --------         --------
                                        (unaudited)       (audited)
ASSETS
------

CURRENT ASSETS:
  Cash and cash equivalents              $111,385         $106,161
  Accounts receivable, net                184,630          179,242
  Inventories--
    Finished goods                         23,579           23,552
    Work in process                        11,155            8,074
    Raw materials                          21,775           22,251
                                         --------         --------
        Total inventories                  56,509           53,877
                                         --------         --------

  Prepaid expenses and other               42,034           46,584
                                         --------         --------

        Total current assets              394,558          385,864
                                         --------         --------

PROPERTY AND EQUIPMENT, AT COST:          570,802          555,582
  Less-accumulated depreciation           308,001          290,355
                                         --------         --------
        Net property and equipment        262,801          265,227
                                         --------         --------

OTHER ASSETS:
  Notes receivable, net                    38,888           47,431
  Other noncurrent assets                  50,922           57,065
                                         --------         --------

        Total assets                     $747,169         $755,587
                                         ========         ========


                                         Nov. 29,          May 31,
                                           1997             1997
                                         --------         --------
                                        (unaudited)       (audited)
LIABILITIES & SHAREHOLDERS' EQUITY
----------------------------------

CURRENT LIABILITIES:
  Unfunded checks                        $ 22,955         $ 25,730
  Current portion of long-term debt           217              173
  Notes payable                            18,718           17,109
  Accounts payable                         82,669           76,975
  Accruals                                172,585          165,624
                                         --------         --------
    Total current liabilities             297,144          285,611
                                         --------         --------

LONG-TERM DEBT, less current portion      110,583          110,087

OTHER LIABILITIES                          76,105           72,827

SHAREHOLDERS' EQUITY:
  Common stock $.20 par value               8,988            9,207
  Retained earnings                       269,590          292,237
  Cumulative translation adjustment       (10,222)         (10,863)
  Key executive stock programs             (5,019)          (3,519)
                                         --------         --------

    Total shareholders' equity            263,337          287,062
                                         --------         --------

    Total liabilities and
      shareholders' equity               $747,169         $755,587
                                         ========         ========



     See accompanying notes to condensed consolidated financial statements.

                              HERMAN MILLER, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                       Three Months Ended     Six Months Ended
                                      --------------------  --------------------
                                      Nov. 29,   Nov. 30,   Nov. 29,   Nov. 30,
                                        1997       1996       1997       1996
                                      ---------  ---------  ---------  ---------
NET SALES                             $415,086   $377,137   $816,631   $719,621

COST AND EXPENSES:

    Cost of goods sold                 263,443    242,837    517,987    467,049
    Operating expenses                 103,556     97,430    206,189    188,612
    Intangible write-off                    --      5,500         --      5,500
    Interest expense                     1,843      2,029      4,032      4,210
    Other income, net                   (1,654)      (371)    (3,999)    (1,048)
                                      --------   --------   --------   --------
                                       367,188    347,425    724,209    664,323
                                      --------   --------   --------   --------

INCOME BEFORE TAXES ON INCOME           47,898     29,712     92,422     55,298

PROVISION FOR TAXES ON INCOME           18,250     11,860     35,500     21,860
                                      --------   --------   --------   --------

NET INCOME                            $ 29,648   $ 17,852   $ 56,922   $ 33,438
                                      ========   ========   ========   ========

NET INCOME PER SHARE                  $    .64   $    .37   $   1.22   $    .69
                                      ========   ========   ========   ========

DIVIDENDS PER SHARE OF COMMON STOCK   $   .073   $   .065   $   .145   $    .13
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

                             HERMAN MILLER, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF
                                  CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)


                                                Six Months Ended
                                            ------------------------
                                              Nov. 29,      Nov. 30,
                                                1997         1996
                                            ------------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                    $  56,922   $ 33,438
 Depreciation and amortization                    27,102     23,976
 Intangible write-off                                 --      5,500
 Changes in current assets and liabilities         4,610     18,004
 Other, net                                        6,670      6,133
                                            ------------   --------
 Net cash provided by operating activities        95,304     87,051
                                            ------------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Notes receivable repayments                     297,593    219,603
 Notes receivable issued                        (289,910)  (216,499)
 Capital expenditures                            (22,588)   (27,128)
 Net cash paid for acquisitions                       --     (9,743)
 Other, net                                        4,184      6,841
                                            ------------   --------
 Net cash used for investing activities          (10,721)   (26,926)
                                            ------------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net short-term debt repayments                    2,082       (237)
 Net long-term debt repayments                       (23)     6,296
 Capital lease repayment                             (72)        --
 Dividends paid                                   (6,668)    (6,311)
 Net common stock issued                          18,265      3,635
 Common stock purchased and retired              (93,302)   (37,932)
                                            ------------   --------
 Net cash used for financing activities          (79,718)   (34,549)
                                            ------------   --------
EFFECT OF EXCHANGE RATE
 CHANGES ON CASH                                     359        153
                                            ------------   --------
NET INCREASE IN CASH AND
 CASH EQUIVALENTS                                  5,224     25,729

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                             106,161     57,053
                                            ------------   --------
CASH AND CASH EQUIVALENTS,
 AT END OF PERIOD                              $ 111,385   $ 82,782
                                            ============   ========

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

During February 1997 the Financial Accounting Standards Board issued statements of Financial Accounting Standards (FAS) Nos. 128 and 129, "Earnings Per Share" and "Disclosure of Information about Capital Structure." Both standards are effective for periods ending after December 15, 1997. The company will adopt these standards in its third quarter of fiscal 1998. Following the guidance in FAS No. 128, basic earnings per share for the six months ended November 29, 1997, and November 30, 1996, would be $.65 and $.37, respectively, and $1.25 and $.70 for the six-month period.

FISCAL YEAR

The company's fiscal year ends on the Saturday closest to May 31. Accordingly, the year ended May 31, 1997, and the year ending May 30, 1998, contain 52 weeks.

INTANGIBLE WRITE-OFF

During the second quarter of fiscal 1997, declining sales and continuing losses at our German subsidiary led us, in accordance with our accounting policies, to assess the realizability of the subsidiary's long-lived assets. At that time, estimates of expected future cash flows under various options to improve our operating results in Germany were evaluated to determine if any potential impairment existed. Although none of the options was developed to the extent required to enable us to reach a decision and plan for implementation, based on the results of our various evaluations of potential impairment, we determined at the enterprise level, the goodwill and intangibles associated with the acquisition were no longer recoverable. As a result, a pretax charge of $5.5 million ($4.5 million, or $.10 per share after tax) was recorded for the write-offs of the goodwill and brand-name assets of the subsidiary. The German subsidiary was subsequently sold to an unrelated third party in the fourth quarter of fiscal 1997.

SUPPLEMENTAL CASH FLOW INFORMATION

Cash and cash equivalents include all highly liquid debt instruments purchased as part of the company's cash management function. Due to the short maturities of these items, the carrying amount approximates fair value.

Cash payments for income taxes and interest (in thousands) were as follows:


                                         Six Months Ended
                                        ------------------
                                        Nov. 29,  Nov. 30,
                                          1997      1996
                                        --------  --------
     Interest paid                      $ 4,425   $ 5,565
     Income taxes paid                  $31,116   $30,569


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

REPORT OF MANAGEMENT

In the opinion of the company, the accompanying unaudited condensed consolidated financial statements taken as a whole contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of the company as of November 29, 1997, and the results of its operations and cash flows for the six months then ended. Interim results are not necessarily indicative of results for a full year.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain significant factors which have affected the company's financial condition and earnings during the periods included in the accompanying condensed consolidated financial statements.

A. Financial Summary

     A summary of the period-to-period changes is shown below. All amounts are increases unless otherwise noted. Dollars are shown in thousands.


                                              Three Months        Six Months
                                            -----------------  -----------------
                                               $        %         $        %
                                            -------  --------  -------  --------
NET SALES                                   37,949      10.1%  97,010      13.5%

COST OF GOODS SOLD                          20,606       8.5%  50,938      10.9%

OPERATING EXPENSES                           6,126       6.3%  17,577       9.3%

INTANGIBLE WRITE-OFF                        (5,500)   (100.0%) (5,500)   (100.0%)

INTEREST EXPENSE                              (186)     (9.2%)   (178)     (4.2%)

OTHER INCOME NET*                           (1,283)   (350.8%) (2,951)   (281.6%)

INCOME BEFORE TAXES ON INCOME               18,186      61.2%  37,124      67.1%

PROVISION FOR TAXES ON INCOME                6,390      53.9%  13,640      62.4%

NET INCOME                                  11,796      66.1%  23,484      70.2%

     *Represents an increase in other income.

B.    Results of Operations

      Second Quarter FY 1998 versus Second Quarter FY 1997

      Net sales increased $37.9 million, or 10.1 percent, for the three months ended November 29, 1997, compared to $377.1 million a year ago. For the first six months of fiscal 1998, the company had net sales of $816.6 million, compared with net sales of $719.6 million in the first six months of last year. The increase was primarily due to unit volume increases in both our domestic and European operations.

      We believe the very strong industry growth is due to the positive macro factors of a strong economy, strong corporate profits, rapidly changing work styles, and the continued growth in white collar workers.

      United States net sales were up 15.6 percent for the first six months. Excluding the impact of acquisitions, the domestic business grew 15.0 percent in the first six months. Acquisitions did not impact the second quarter. We are benefiting from the accelerated demand for office furniture in the United States. In the five months ended October 1997, the Business and Institutional Furniture Manufacturer's Association (BIFMA) reported the market grew 14.0 percent. BIFMA is currently estimating the industry will grow 8 percent in calendar 1998.

      For the first six months, all of our domestic business units had double-digit growth. Miller SQA, Coro, and Meridian had very strong order and sales growth in the second quarter. We have also made good progress toward building the Coro network with the addition of 13 new affiliated dealers during the second quarter. We now have 8 owned and 21 affiliated dealers in the network.

      From a product segment standpoint, our largest growth for the six months was in the seating and filing and storage categories. The most significant growth came from our Aeron and Ambi seating and the Meridian filing and storage solutions.

      Net sales of international operations and export sales from the United States in the second quarter ended November 29, 1997, totaled $67.3 million compared with $64.2 million last year.

      Our international sales increased 3.1 percent over the first six months and 4.9 percent for the quarter. The comparisons were impacted by the sale of our German manufacturing operations in the fourth quarter of last year. Excluding the impact of that change, our international sales grew approximately 7.7 percent for the six months and 9.0 percent for the quarter. Most of the growth has been in the UK and continental European markets. The UK market has been particularly strong, with a good mix of large projects and base business. The increases from the continental market have been driven by one large project with the European Parliament.

      We continue to experience operating losses in Italy. We have completed the plan to realign these operations, and we are in the early stages of implementation. We expect the changes, which will involve a reduction in employment and the outsourcing of nonvalue-adding activities will be completed early in the fourth quarter. We do not expect to record any significant charges related to these changes.

      In the second quarter, our International operations earned $2.3 million, bringing our year-to-date earnings to $4.6 million. The improvement reflects the changes made in Germany and Mexico coupled with very strong demand for product in the UK. While not growing as rapidly as last year, we also continue to have solid performance in Canada.

      New orders for the second quarter increased 16.8 percent to $464.7 million. For the first six months of fiscal 1998, new orders were $872.4 million compared with new orders of $769.7 million in the first six months of last year. The backlog of unfilled orders at November 29, 1997, was $258.9 million, compared with $206.7 million a year earlier, and $203.1 million at May 31, 1997.

      Gross margin, as a percent of sales, increased to 36.5 percent during the second quarter of 1998, compared to a gross margin of 35.6 percent in the second quarter of 1997. The improvement reflects increased leverage of manufacturing overheads, value enhancement engineering projects, and a favorable product mix. We have also experienced very little change in per unit material costs and discounts given to customers. Going forward, we expect gross margins will be in the range of 35.5 percent to 36.5 percent. The lower end of the range reflects the uncertainty as to the impact of disruptions that may be caused by the implementation of the new manufacturing information systems over the next 12 to 24 months.

      Operating expenses, as a percent of net sales, decreased to 24.9 percent compared with 25.8 percent, excluding the intangible write-off, in the second quarter of last year. Total operating expenses increased $17.6 million from $188.6 million in the first six months of last year to $206.2 million. This increase is primarily due to investments in and maintenance of information systems, an average wage increase of 4 percent, and increases in variable incentive plans, such as EVA gain sharing, EVA executive incentives, and sales commissions.

      Interest expense of $4.0 million was comparable to the first six months of fiscal 1997. Total interest-bearing debt was $129.5 million at the end of the second quarter of fiscal 1998, compared with $127.4 million at May 31, 1997, and $138.0 million at November 30, 1996.

      The effective tax rate for the second quarter was 38.1 percent compared with 39.9 percent in the same period of last year. The prior year rate was negatively impacted by the intangible write-off at our German subsidiary.

      Net income increased 70.2 percent to $56.9 million in the first six months of fiscal 1998, compared to $33.4 million for the same period last year. As discussed in the footnotes, the prior year results included a charge of $5.5 million pre-tax and $4.5 million after-tax to write off the intangible assets of our German subsidiary.

C.    Financial Condition, Liquidity, and Capital Resources

      Second Quarter FY 1998 versus Second Quarter FY 1997

      1.   Cash flow from operating activities was $95.3 million versus
           $87.1 million in the first six months of 1997.
      2. Days sales in accounts receivable plus days sales in inventory decreased to 60.3 days versus 69.5 days on November 30, 1996, and 63.3 days on May 31, 1997.
      3. Total interest-bearing debt increased to $129.5 million compared to $127.4 million at May 31, 1997. Debt-to-total capital now stands at 33.0 percent versus 30.7 percent on May 31, 1997. We expect total interest-bearing debt to be in the range of $125 to $145 for the remainder of the year.
      4. Capital expenditures for the first six months were $22.6 million versus $27.1 million for the first six months of 1996. Capital expenditures for the year are expected to be in the range of $75 to $80 million. The expenditures in 1998 will primarily be for the implementation of an enterprise-wide information system, continued implementation of our electronic sales platform, and new products in the systems segment. We also expected to spend $15 and $20 million for the continued development of the Coro network. These expenditures are offset by the cash flow generated from the expected sale of certain facilities and land in the fourth quarter.
      5. During the first six months of fiscal 1998, the company repurchased 1,864,154 shares of common stock for $92.9 million.

Part II

Item 6: Exhibits and Reports on Form 8-K

1.   Exhibits

     See Exhibit Index.

2.   Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended November 29, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

                                 HERMAN MILLER, INC.




January 9, 1998                  \s\ Michael A. Volkema
                                 -------------------------------
                                 Michael A. Volkema
                                 (President and
                                 Chief Executive Officer)



January 9, 1998                  \s\ Brian C. Walker
                                 -------------------------------
                                 Brian C. Walker
                                 (Chief Financial Officer)

Exhibit Index

(11) Computations of earnings per common share.

(27) Financial Data Schedule (Exhibit available upon request)