Form 10-Q
period 1998-02-28
MILLER HERMAN INC
filed 1998-04-07
CIK 66382

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q


      _X_  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

      ___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

      For Quarter Ended February 28, 1998     Commission File No. 0-5813



                              HERMAN MILLER, INC.



      A Michigan Corporation                            ID No. 38-0837640

      855 East Main Avenue, Zeeland, MI  49464-0302  Phone (616) 654 3000


Herman Miller, Inc.

     (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months

                                                             Yes  _X_    No ___

     (2) has been subject to such filing requirements for the past 90 days.

                                                             Yes  _X_    No ___

Common Stock Outstanding at March 27,1998--89,662,206 shares.

The Exhibit Index appears at page 16.

                         HERMAN MILLER, INC. FORM 10-Q
                    FOR THE QUARTER ENDED FEBRUARY 28, 1998
                                     INDEX




                                                                Page No.
                                                                --------
Part I---Financial Information


            Condensed Consolidated Balance Sheets--
                 February 28, 1998, and May 31, 1997                 3

            Condensed Consolidated Statements of Income--
                 Three and Nine Months Ended February 28, 1998,
                 and March 1, 1997                                   4

            Condensed Consolidated Statements of Cash Flows--
                 Nine Months Ended February 28, 1998,
                 and March 1, 1997                                   5

            Notes to Condensed Consolidated Financial Statements     6-9

            Management's Discussion and Analysis of
                 Financial Condition and Results of Operations       10-13

Part II---Other Information

            Exhibits and Reports on Form 8-K                         14

            Signatures                                               15

            Exhibit Index                                            16

                             HERMAN MILLER, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)


                                               Feb. 28,          May 31,
                                                 1998              1997
                                               --------          -------
                                              (unaudited)       (audited)
ASSETS
------
CURRENT ASSETS:
   Cash and cash equivalents                   $137,711         $106,161

   Accounts receivable, net                     194,977          179,242
   Inventories--
     Finished goods                              22,317           23,552
     Work in process                              9,961            8,074
     Raw materials                               20,109           22,251
                                               --------         --------
       Total inventories                         52,387           53,877
                                               --------         --------
   Prepaid expenses and other                    43,517           46,584
                                               --------         --------
       Total current assets                     428,592          385,864
                                               --------         --------
PROPERTY AND EQUIPMENT, AT COST:                577,293          555,582
   Less-accumulated depreciation                307,740          290,355
                                               --------         --------
     Net property and equipment                 269,553          265,227
                                               --------         --------

OTHER ASSETS:
   Notes receivable, net                         34,745           47,431
   Other noncurrent assets                       60,973           57,065
                                               --------         --------
       Total assets                            $793,863         $755,587
                                               ========         ========


                                               Feb. 28,          May 31,
                                                 1998              1997
                                               --------          -------
                                              (unaudited)       (audited)
LIABILITIES & SHAREHOLDERS' EQUITY
 ----------------------------------
 CURRENT LIABILITIES:
    Unfunded checks                             $ 23,162        $ 25,730
    Current portion of long-term debt                176             173
    Notes payable                                 17,084          17,109
    Accounts payable                              84,117          76,975
    Accruals                                     196,785         165,624
                                                --------        --------
      Total current liabilities                  321,324         285,611
                                                --------        --------
 LONG-TERM DEBT, less current portion            110,579         110,087

 OTHER LIABILITIES                                78,351          72,827

 SHAREHOLDERS' EQUITY:
    Common stock $.20 par value                   17,932           9,207
    Retained earnings                            281,056         292,237
    Cumulative translation adjustment            (10,603)        (10,863)

    Key executive stock programs                  (4,776)         (3,519)
                                                --------        --------
        Total shareholders' equity               283,609         287,062
                                                --------        --------
          Total liabilities and
          shareholders' equity                  $793,863        $755,587
                                                ========        ========




See accompanying notes to condensed consolidated financial statements.

                              HERMAN MILLER, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                      Three Months Ended                          Nine Months Ended
                                  ---------------------------               -------------------------------
                                  Feb. 28,          March 1,                 Feb. 28,            March 1,
                                    1998              1997                     1998                1997
                                  ---------         ---------               -----------         -----------
NET SALES                         $436,708          $365,060                $1,253,339          $1,084,681
COST AND EXPENSES:
Cost of goods sold                 271,812           233,127                   789,799             700,176
Operating expenses                 111,406            96,271                   317,595             284,883
International restructuring
  charges                               --            13,736                        --              19,236
Interest expense                     1,984             2,017                     6,016               6,227

Other income, net                   (2,567)           (1,426)                   (6,566)             (2,474)
                                  --------          --------                ----------          ----------
                                   382,635           343,725                 1,106,844           1,008,048
                                  --------          --------                ----------          ----------
INCOME BEFORE TAXES ON INCOME       54,073            21,335                   146,495              76,633
PROVISION FOR TAXES ON INCOME       21,100             7,800                    56,600              29,660
                                  --------          --------                ----------          ----------
NET INCOME                        $ 32,973          $ 13,535                $   89,895          $   46,973
NET INCOME PER COMMON             ========          ========                ==========          ==========
SHARE--BASIC                      $    .37          $    .14                $      .99          $      .49
NET INCOME PER COMMON             ========          ========                ==========          ==========
SHARE--DILUTED                    $    .36          $    .14                $      .97          $      .49
DIVIDENDS PER SHARE OF COMMON     ========          ========                ==========          ==========
STOCK                             $   .036          $   .033                $     .109          $     .098
                                  ========          ========                ==========          ==========

See accompanying notes to condensed consolidated financial statements.

                             HERMAN MILLER, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF
                                  CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)


                                                          Nine Months Ended
                                                          -----------------
                                                      Feb. 28,         March 1,
                                                        1998             1997
                                                        ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                         $  89,895       $  46,973
   Depreciation and amortization                         39,950          35,848
   Restructuring charges                                     --          19,236
   Changes in current assets and liabilities             21,526          62,101
   Other, net                                            10,775           7,968
                                                       --------        --------
   Net cash provided by operating activities            162,146         172,126
                                                       --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Notes receivable repayments                          438,751         329,599
   Notes receivable issued                             (427,763)       (328,979)
   Capital expenditures, net                            (41,675)        (34,298)
   Net cash paid for acquisitions                        (3,769)         (9,743)
   Other, net                                            (4,126)           (701)
                                                       --------        --------
   Net cash used for investing activities               (38,582)        (44,122)
                                                       --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net short-term debt borrowings (repayments)              634           2,719
   Net long-term debt borrowings (repayments)               (31)           (258)
   Capital lease repayment                                 (109)             --
   Dividends paid                                        (9,926)         (9,389)
   Net common stock issued                               22,260           6,926
   Common stock purchased and retired                  (106,187)        (45,139)
                                                       --------        --------
   Net cash used for financing activities               (93,359)        (45,141)
                                                       --------        --------
EFFECT OF EXCHANGE RATE
   CHANGES ON CASH                                        1,345             206
                                                       --------        --------
NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                      31,550          83,069

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                  106,161          57,053
                                                       --------        --------
CASH AND CASH EQUIVALENTS,
   AT END OF PERIOD                                   $ 137,711       $ 140,122
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

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The company adopted this SOP during the third quarter of fiscal 1998, retroactive to the beginning of the fiscal year. The adoption of this SOP did not have a material effect on the financial statements. The company is also in compliance with Emerging
Issues Task Force (EITF) Issue 97-13, "Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project that Combines Business Process Reengineering and Information Technology Transformation."

FISCAL YEAR

The company's fiscal year ends on the Saturday closest to May 31. Accordingly, the year ended May 31, 1997, and the year ending May 30, 1998, contain 52 weeks.

INTERNATIONAL RESTRUCTURING CHARGES

During the second quarter of fiscal 1997, declining sales and continuing losses at our German subsidiary led us, in accordance with our accounting policies, to assess the realizability of the subsidiary's long-lived assets. At that time, estimates of expected future cash flows under various options to improve our operating results in Germany were evaluated to determine if any potential impairment existed. Although none of the options was developed to the extent required to enable us to reach a decision and plan for implementation, based on the results of our various evaluations of potential impairment, we determined at the enterprise level, the goodwill and intangibles associated with the acquisition were no longer recoverable. As a result, a pretax charge of $5.5 million ($4.5 million, or $.04 per share after tax) was recorded for the write-offs of the goodwill and brand-name assets of the subsidiary.

During the third quarter of fiscal 1997, we authorized and committed to a plan to restructure the manufacturing component of our German operations. The plan involved closing the manufacturing facility in Germany and was expected to be completed in fiscal 1998. Based on the information available at that time, we believed that closing the facility was the most viable option. As a result, a pretax restructuring charge of $13.7 million ($5.4 million, or $.06 per share after tax) was recorded. The German subsidiary was subsequently sold to an unrelated third party in the fourth quarter of fiscal 1997.

SHAREHOLDER EQUITY

On January 20, 1998, the Board of Directors approved a 2-for-1 stock split effected in the form of a 100 percent dividend to shareholders of record on February 27, 1998, payable on March 16, 1998. All per share information reflects this stock split.

EARNINGS PER SHARE

Effective February 28, 1998, the company adopted the Statement of Financial Accounting Standards No. 128, "Earnings per Share." This statement establishes standards for computing and presenting "basic" and "diluted" earnings per share ("EPS"). Basic EPS excludes the dilutive effect of common shares that could potentially be issued (i.e., stock options in the case of Herman Miller) and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of shares outstanding plus all shares that could potentially be issued. All prior period EPS data has been restated to conform to this statement.

The following table reconciles the numerators and denominators used in the calculations of basic and diluted EPS:


                                    Three Months Ended           Nine Months Ended
                                  ----------------------       ----------------------
                                   Feb. 28,    March 1,         Feb. 28,    March 1,
                                     1998        1997             1998        1997
                                  ----------  ----------       ----------  ----------
Numerators:
-----------
Net income numerators for both
basic and diluted EPS             $   32,973  $   13,535       $   89,895  $   46,973
                                  ==========  ==========       ==========  ==========
Denominators:
-------------
Denominators for basic EPS:
Weighted average common shares
outstanding                       89,711,867  94,351,530       90,828,057  95,161,786

Potentially dilutive shares
resulting from stock options       1,783,485   1,857,186        1,868,735   1,349,804
                                  ----------  ----------       ----------  ----------
Denominators for diluted EPS      91,495,352  96,208,716       92,696,792  96,511,590
                                  ==========  ==========       ==========  ==========

SUPPLEMENTAL CASH FLOW INFORMATION

Cash and cash equivalents include all highly liquid debt instruments purchased as part of the company's cash management function. Due to the short maturities of these items, the carrying amount approximates fair value.

Cash payments for income taxes and interest (in thousands) were as follows:


                                                             Nine Months Ended
                                                         ------------------------
                                                         Feb. 28,        March 1,
                                                           1998            1997
                                                         --------        --------
             Interest paid                                $ 4,534         $ 6,227
             Income taxes paid                            $48,497         $42,199


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

REPORT OF MANAGEMENT

In the opinion of the company, the accompanying unaudited condensed consolidated financial statements taken as a whole contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of the company as of February 28, 1998, and the results of its operations and cash flows for the nine months then ended. Interim results are not necessarily indicative of results for a full year.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain significant factors which have affected the company's financial condition and earnings during the periods included in the accompanying condensed consolidated financial statements.

A.   Financial Summary

     A summary of the period-to-period changes is shown below. All amounts are increases unless otherwise noted. Dollars are shown in thousands.


                                               Three Months                            Nine Months
                                           --------------------                   ----------------------
                                              $             %                         $             %
                                           --------      -------                   --------      --------
NET SALES                                   71,648        19.6%                    168,658         15.5%

COST OF GOODS SOLD                          38,685        16.6%                     89,623         12.8%

OPERATING EXPENSES                          15,135        15.7%                     32,712         11.5%

RESTRUCTURING CHARGES                      (13,736)       (100%)                   (19,236)        (100%)

INTEREST EXPENSE                               (33)       (1.6%)                      (211)        (3.4%)

OTHER INCOME NET*                           (1,141)      (80.0%)                    (4,092)      (165.4%)

INCOME BEFORE TAXES ON INCOME               32,738       153.4%                     69,862         91.2%

PROVISION FOR TAXES ON INCOME               13,300       170.5%                     26,940         90.8%

NET INCOME                                  19,438       143.6%                     42,922         91.4%

     *Represents an increase in other income.

B.    Results of Operations

      Third Quarter FY 1998 versus Third Quarter FY 1997

      Net sales increased $71.6 million, or 19.6 percent to $436.7 million, for the three months ended February 28, 1998, compared to $365.1 million a year ago. For the first nine months of fiscal 1998, the company had net sales of $1,253.3 million, compared with net sales of $1,084.7 million in the first nine months of last year. The increase was primarily due to unit volume increases in our domestic, Canadian, and European operations.

      We believe the very strong industry growth is due to the positive macro factors of a strong economy, strong corporate profits, rapidly changing work styles, and the continued growth in white collar workers.

      United States net sales were up 16.3 percent for the first nine months. Excluding the impact of acquisitions, the domestic business grew 15.7 percent in the first nine months. We are benefiting from the accelerated demand for office furniture in the United States. In the eight months ended January 1998, the Business and Institutional Furniture Manufacturer's Association (BIFMA) reported the market grew 14.2 percent. BIFMA is currently estimating the industry will grow 10.0 percent in calendar 1998.

      For the first nine months, all of our domestic business units had double-digit growth. Miller SQA and Meridian had very strong order and sales growth in the third quarter. Coro completed one acquisition in the third quarter, which increased the network to 9 owned and 22 affiliated dealers.

      From a product segment standpoint, our largest percentage growth for the nine months was in the seating and filing and storage categories. The most significant growth came from our Aeron and Ambi seating and the Meridian filing and storage solutions.

      Net sales of international operations and export sales from the United States in the third quarter ended February 28, 1998, totaled $69.4 million compared with $52.7 million last year. For the first nine months of fiscal 1998, net sales were $195.8 million, compared with net sales of $175.3 million in the prior year.

      Our international sales increased 11.7 percent for the first nine months and 31.8 percent for the quarter. Most of the growth has been in the UK and continental European markets. The UK market has been particularly strong, with a good mix of large projects and base business. The increases from the continental market have been driven by one large project with the European Parliament.

      During the third quarter, we completed the realignment of our Italian operation. This resulted in a reduction in our Italian work force and the outsourcing of nonvalue-adding activities. This reorganization did not result in any significant charges to income.

      In the third quarter, our International operations earned $3.3 million, compared to a net loss of $.6 million in the same period of last year. Net income of $7.8 million was recorded for the first nine months of fiscal 1998 compared with a net loss of $1.5 million in the same period of last year. All amounts are presented excluding the loss from the restructuring of the company's previously owned German subsidiary. The improvement reflects the changes made in Germany and Mexico coupled with very strong demand for product in the UK. While not growing as rapidly as last year, we also continue to have solid performance in Canada. This is the fourth consecutive quarter in which our international operations have been profitable.

      New orders for the third quarter increased 15.1 percent to $412.8 million. For the first nine months of fiscal 1998, new orders were $1,285.3 million compared with new orders of $1,128.3 million in the first nine months of last year. The backlog of unfilled orders at February 28, 1998, was $233.5 million, compared with $200.2 million a year earlier, and $203.1 million at May 31, 1997.

      Gross margin, as a percent of sales, increased to 37.8 percent during the third quarter of 1998, compared to a gross margin of 36.1 percent in the third quarter of 1997. The improvement reflects increased leverage of manufacturing overheads, value enhancement engineering projects, and a favorable product mix. We have also experienced very little change in per unit material costs and discounts given to customers. Going forward, we expect gross margins will be in the range of 36.0 percent to 37.0 percent. The lower end of the range reflects the uncertainty as to the impact of disruptions that may be caused by the implementation of the new manufacturing information systems over the next 12 to 24 months.

      Operating expenses, as a percent of net sales, decreased to 25.5 percent compared with 26.4 percent, excluding the restructure charges in the third quarter of last year. Total operating expenses increased $15.1 million from $96.3 million in the first nine months of last year to $111.4 million. This increase is primarily due to investments in and maintenance of information systems, an average wage increase of 4 percent, and increases in variable incentive plans, such as EVA gain sharing and executive incentives, and sales commissions.

      Interest expense of $6.0 million was comparable to the first nine months of fiscal 1997. Total interest-bearing debt was $127.8 million at the end of the third quarter of fiscal 1998, compared with $127.4 million at May 31, 1997, and $132.3 million at March 1, 1997.

      The effective tax rate for the third quarter was 39.0 percent compared with 36.6 percent in the same period of last year. The prior year rate was positively impacted by the German restructuring.

      Net income increased 91.4 percent to $89.9 million in the first nine months of fiscal 1998, compared to $47.0 million for the same period last year. As discussed in the footnotes, the prior year results included a restructuring charge of $19.2 million pre-tax and $9.9 million after-tax for our previously owned German subsidiary.

      Year 2000

      During fiscal year 1997, the company performed an analysis of the work necessary to assure that the information systems will be able to address the issues surrounding the advent of the year 2000. The company has a comprehensive, written plan, which is regularly updated and monitored by technicial personnel. Plan status is regularly reviewed by management of the company and reported upon to the Board of Directors. The company is now in active renovation with the costs of the year 2000 modification being expensed in the period incurred. Management believes these costs will not have a material adverse impact on the company's financial statements.

      The company is also in the process of verifying year 2000 conversion plans with its vendors. If any significant vendors are identified that do not have appropriate or timely year 2000 conversion plans, the company will immediately begin to make contingency plans with those vendors, or seek to find alternative vendors in order to minimize potential adverse affects on business operations.

C.    Financial Condition, Liquidity, and Capital Resources

      Third Quarter FY 1998 versus Third Quarter FY 1997

      1.   Cash flow from operating activities was $162.1 million versus
           $172.1 million in the first nine months of 1997.
      2. Days sales in accounts receivable plus days sales in inventory decreased to 59.9 days versus 62.3 days on March 1, 1997, and 63.3 days on May 31, 1997.
      3. Total interest-bearing debt increased to $127.8 million compared to $127.4 million at May 31, 1997. Debt-to-total capital now stands at 31.1 percent versus 30.7 percent on May 31, 1997. We expect total interest-bearing debt to be in the range of $125 to $145 million for the remainder of the year.
      4. Capital expenditures for the first nine months were $42.1 million versus $40.3 million for the first nine months of 1997. Capital expenditures for the year are expected to be in the range of $75 to $80 million. The expenditures in 1998 will primarily be for the implementation of an enterprise-wide information system, continued implementation of our electronic sales platform, and new products in the systems segment. We also expect to spend $10 to $15 million for the continued development of the Coro network. These expenditures are offset by the cash flow generated from the expected sale of certain facilities and land in the fourth quarter.
      5. During the first nine months of fiscal 1998, the company repurchased 2,112,580 shares of common stock for $106.2 million.

Part II

Item 6: Exhibits and Reports on Form 8-K

1. Exhibits

   See Exhibit Index.

2. Reports on Form 8-K

   No reports on Form 8-K were filed during the three months ended February 28, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

                                                     HERMAN MILLER, INC.




April 7, 1998                                        \s\ Michael A. Volkema
                                                     -------------------------
                                                     Michael A. Volkema
                                                     (President and
                                                     Chief Executive Officer)



April 7, 1998                                        \s\ Brian C. Walker
                                                     -------------------------
                                                     Brian C. Walker
                                                     (Chief Financial Officer)

Exhibit Index

(27) Financial Data Schedule (Exhibit available upon request)