Form 10-K405
period 1998-05-30
MILLER HERMAN INC
filed 1998-08-21
CIK 66382

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

  X               ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
-----             EXCHANGE ACT OF 1934

----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended May 30, 1998                  Commission File No. 0-5813

                        Herman Miller, Inc.
-------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

              Michigan                                 38-0837640
-----------------------------------                -------------------
    (State or other jurisdiction                    (I.R.S. Employer
  of incorporation or organization)                Identification No.)

        855 East Main Avenue
             PO Box 302
          Zeeland, Michigan                           49464-0302
-----------------------------------                ------------------
        (Address of principal                         (Zip Code)
         executive offices)

Registrant's telephone number, including area code: (616) 654 3000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to           Common Stock, $.20 Par Value
Section 12(g) of the Act:                   ----------------------------
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

The aggregate market value of the voting stock held by "nonaffiliates" of the registrant (for this purpose only, the affiliates of the registrant have been assumed to be the executive officers and directors of the registrant and their associates) as of August 3, 1998, was approximately $2,312,793,615 (based on $27.50 per share which was the closing sale price in the over-the-counter market as reported by NASDAQ).

The number of shares outstanding of the registrant's common stock, as of August 3, 1998: Common stock, $.20 par value--86,202,922 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on September 29, 1998, are incorporated into Part III of this report.

                                     PART 1

Item 1  BUSINESS

(a)  General Development of Business

The company is engaged primarily in the design, manufacture, and sale of office systems, products, and services principally for offices and, to a lesser extent, for healthcare facilities and other uses. Through research, the company seeks to define and clarify customer needs and problems existing in its markets and to design, through innovation where feasible, products and systems as solutions to such problems.

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

(b)  Financial Information About Industry Segments

A dominant portion (more than 90%) of the company's operations is in a single industry segment--the design, manufacture, and sale of office furniture systems and furniture, and related products and services. Accordingly, no separate industry segment information is presented.

(c)  Narrative Description of Business

The company's principal business consists of the research, design, development, manufacture, and sale of office systems, products and services. Most of these systems and products are coordinated in design so that they may be used both together and interchangeably. The company's products and services are purchased primarily for offices, and, to a lesser extent, healthcare facilities and other uses.

The company is a leader in design and development of furniture and furniture systems. This leadership is exemplified by the innovative concepts introduced by the company in its modular systems known as Action Office, Q System, and Ethospace. Action Office, the company's series of three freestanding office partition and furnishing systems, is believed to be the first such system to be introduced and nationally marketed and as such popularized the "open plan" approach to office space utilization. Ethospace interiors is a system of movable full- and partial-height walls, with panels and individual wall segments that interchangeably attach to wall framework. It includes wall-attached work surfaces and storage/display units, electrical distribution, lighting, organizing tools, and freestanding components. The company also offers a broad array of seating (including Aeron, Equa, Ergon, and Ambi office chairs), storage (including Meridian filing products), and freestanding furniture products.

The company's products are marketed worldwide by its own sales staff. These sales persons work with dealers, the design and architectural community, as well as directly with end users. Seeking and strengthening the various distribution channels within the marketplace is a major focus of the company. Independent dealerships concentrate on the sale of Herman Miller products and a few complementary product lines of other manufacturers. Approximately 74.8 percent of the company's sales (in the fiscal year ended May 30, 1998) were made to or through independent dealers. The remaining sales (25.2 percent) were made directly to end-users, including federal, state, and local governments, and several major corporations, by either the company's own sales staff or its owned dealer network, Coro.

The company's furniture systems, seating, storage, and freestanding furniture products, and related services are used in (1) office/institution environments including offices and related conference, lobby and lounge areas, and general public areas including transportation terminals; (2) health/science environments including hospitals and other healthcare facilities; (3) clinical, industrial, and educational laboratories; and (4) other environments.

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

Patents, Trademarks, Licenses, Etc.

The company has approximately 205 active United States utility patents on various components used in its products and approximately 125 active United States design patents. Many of the inventions covered by the United States patents also have been patented in a number of foreign countries. Various trademarks, including the name and style "Herman Miller," and the "Y" trademark, are registered in the United States and many foreign countries. The company does not believe that any material part of its business is dependent on the continued availability of any one or all of its patents or trademarks, or that its business would be materially adversely affected by the loss of any thereof, except the "Herman Miller," "Action Office," "Aeron," "Ambi," "Ergon," "Equa," "Ethospace," "1:1," "Q" (and "Y") trademarks.

Seasonal Nature of Business

The company does not consider its business to be seasonal in nature.

Working Capital Practices

The company does not believe that it or the industry in general has any special practices or special conditions affecting working capital items that are significant for an understanding of the company's business.

Customer Base

No single dealer, excluding the company's owned dealer network, Coro, accounted for more than 3.5 percent of the company's net sales in the fiscal year ended May 30, 1998. For fiscal 1998, the largest single end-user customer accounted for approximately 7.6 percent of the company's net sales with the 10 largest of such customers accounting for approximately 16.6 percent of the company's sales. The company does not believe that its business is dependent on any single or small number of customers, the loss of which would have a materially adverse effect upon the company.

Backlog of Orders

As of May 30, 1998, the company's backlog of unfilled orders was $229.1 million. At May 31, 1997, the company's backlog totaled $203.1 million. It is expected that substantially all the orders forming the backlog at May 30, 1998, will be filled during the current fiscal year. Many orders received by the company are filled from existing raw material inventories and are reflected in the backlog for only a short period while other orders specify delayed shipments and are carried in the backlog for up to one year. Accordingly, the amount of the backlog at any particular time is not necessarily indicative of the level of net sales for a particular succeeding period.

Government Contracts

Other than standard price reduction and other provisions contained in contracts with the United States government, the company does not believe that any significant portion of its business is subject to material renegotiation of profits or termination of contracts or subcontracts at the election of various government entities.

Competition

All aspects of the company's business are highly competitive. The principal methods of competition utilized by the company include design, product and service quality, speed of delivery, and product pricing. The company believes that it is the second largest publicly held office furniture manufacturer in the United States. However, in several of the markets served by the company, it competes with over 400 smaller companies and with several manufacturers that have significantly greater resources and sales. Price competition remained relatively stable in 1996 through 1998.

Research, Design and Development

One of the competitive strengths of the company is its research, design and development programs. Accordingly, the company believes that its research and design activities are of significant importance. Through research, the company seeks to define and clarify customer needs and problems and to design, through innovation where feasible, products and services as solutions to these customer needs and problems. The company utilizes both internal and independent research and design resources. Exclusive of royalty payments, approximately $29.0 million, $25.7 million, and $24.5 million was spent by the company on design and research activities in 1998, 1997, and 1996, respectively. Royalties are paid to designers of the company's products as the products are sold and are not included in research and development costs as they are considered to be a variable cost of the product.

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

Human Resources

The company considers another of its major competitive strengths to be its human resources. The company stresses individual employee participation and incentives, and believes that this emphasis has helped to attract and retain a capable work force. The company has a human resources group to provide employee recruitment, education and development, and compensation planning and counseling. There have been no work stoppages or labor disputes in the company's history, and its relations with its employees are considered good. Approximately 595 of the company's employees are represented by collective bargaining agents, most of whom are employees of its Integrated Metal Technology, Inc., and Herman Miller, Limited (U.K.) subsidiaries. As such, these subsidiaries are parties to collective bargaining agreements with these employees.

As of May 30, 1998, the company employed 7,567 full-time and 357 part-time employees, representing a 6.5 percent increase in full-time employees and a 12.6 percent increase in part-time employees compared with May 31, 1997. In addition to its employee work force, the company uses purchased labor to meet uneven demand in its manufacturing operations.

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

At the present time, the company's products sold in international markets are manufactured by wholly owned subsidiaries in the United States, United Kingdom, and Mexico. Sales are made through wholly owned subsidiaries in Australia, Canada, France, Germany, Italy, Japan, Mexico, the Netherlands, and the United Kingdom. The company's products are offered in the Middle East through dealers.

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

Item 2  PROPERTIES

The company owns or leases facilities which are located throughout the United States and several foreign countries, including Australia, Canada, France, Germany, Italy, Japan, Mexico, and the United Kingdom. The location, square footage, and use of the most significant facilities at May 30, 1998, were as follows:

Location
--------

                                     Square
Owned Locations                      Footage                Use
---------------                      -------          ---------------
Zeeland, Michigan                    749,000          Manufacturing, Warehouse, and Office
Spring Lake, Michigan                921,700          Manufacturing, Warehouse, and Office
Holland, Michigan                    355,000          Manufacturing, Distribution, and Warehouse
Rocklin, California                  338,100          Manufacturing and Warehouse
Roswell, Georgia                     227,000          Manufacturing and Warehouse
Holland, Michigan                    216,700          Design Center
Holland, Michigan                    200,000          Manufacturing and Warehouse
Grandville, Michigan                 214,800          Manufacturing and Warehouse
Holland, Michigan                    293,100          Manufacturing, Warehouse, and Office

Leased Locations
----------------
Zeeland, Michigan                    306,100          Manufacturing, Warehouse, and Office
Chippenham, England, U.K.            168,900          Manufacturing and Warehouse
Stone Mountain, Georgia               84,500          Manufacturing and Warehouse
Mexico City, Mexico                   59,400          Manufacturing, Warehouse, and Office

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

Item 4  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended May 30, 1998.

ADDITIONAL ITEM: EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information relating to Executive Officers of the company is as follows:



                                          Year Elected an            Position with
Name                                Age   Executive Officer          the Company

James E. Christenson                51          1989                 Executive Vice President, Legal Services, and Secretary

Andrew C. McGregor                  48          1988                 Executive Vice President, President, Herman Miller Choices

Gary S. Miller                      48          1984                 Executive Vice President, Product Services

David E. Nelson                     68          1996                 Chairman of the Board

Christopher A. Norman               50          1996                 Executive Vice President, Information Services, and Chief
                                                                     Information Officer

Michael A. Volkema                  42          1995                 President and Chief Executive Officer

Brian C. Walker                     36          1996                 Executive Vice President, Financial Services, Chief Financial
                                                                     Officer, and Treasurer

Except as discussed in this paragraph, each of the named officers has served the company in an executive capacity for more than five years. From February 1995 to May 1995, Mr. Volkema was president and chief executive officer of Coro, Inc., and prior to May 1993 to September 1994, was president and chairman of the board of Meridian, Inc. Mr. Nelson was vice president, customer support, at Asea Brown Boveri. Prior to May 1993, to January 1998, Mr. Norman was the president of Miller SQA. Mr. Walker was the vice president of finance for Herman Miller, Inc., from May 1995 to March 1996, vice president of finance and management information systems of Milcare, Inc., from July 1994 to May 1995, and vice president of finance for Herman Miller Europe from December 1991 to July 1994.

                                     PART II

Item 5   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
SHAREHOLDER MATTERS

SHARE PRICE, EARNINGS, AND DIVIDENDS SUMMARY

Herman Miller, Inc., common stock is quoted in the NASDAQ-National Market System (NASDAQ-NMS Symbol: MLHR). As of August 3, 1998, there were approximately 29,000 shareholders of record of the company's common stock.



Per Share and Unaudited             Market           Market         Market      Earnings       Dividends
                                     Price            Price          Price    Per Share-             Per
                                      High              Low          Close       Diluted           Share

YEAR ENDED MAY 30, 1998
First quarter                       25.875           17.344         25.875           .30          .03625
Second quarter                      28.406           22.000         25.375           .33          .03625
Third quarter                       31.750           23.250         30.625           .36          .03625
Fourth quarter                      35.563           26.030         27.688           .40          .03625
Year                                35.563           17.344         27.688          1.39          .14500

YEAR ENDED MAY 31, 1997
First quarter                        9.563            7.469          9.381           .16          .03250
Second quarter                      11.875            9.250         11.750           .18          .03250
Third quarter                       17.000           11.265         16.437           .14          .03250
Fourth quarter                      18.657           14.437         17.875           .29          .03625
Year                                18.657            7.469         17.875           .77          .13375

Item 6 SELECTED FINANCIAL DATA

REVIEW OF OPERATIONS

(In Thousands, Except Per Share Data)                 1998           1997           1996           1995         1994

OPERATING RESULTS
Net Sales                                         $1,718,595       $1,495,885     $1,283,931     $1,083,050     $953,200
Gross Margin                                         638,839          533,924        434,946        378,269      337,138
Selling, General, and Administrative                 396,698          359,601        316,024        303,621      245,189
Design and Research Expense                           33,846           29,140         27,472         33,682       30,151
Operating Income                                     208,295          130,683         74,935          9,066       61,798
Income Before Income Taxes                           209,531          125,883         70,096          4,039       63,473
Net Income                                           128,331           74,398         45,946          4,339       40,373
Cash Flow from Operating Activities                  268,723          218,170        124,458         29,861       69,764
Depreciation and Amortization                         50,748           47,985         45,009         39,732       33,207
Capital Expenditures                                  73,561           54,470         54,429         63,359       40,347
Common Stock Repurchased plus
    Cash Dividends Paid                              215,498          110,425         38,116         13,600       38,461

KEY RATIOS
Sales Growth                                            14.9             16.5           18.5          13.6          11.4
Gross Margin (1)                                        37.2             35.7           33.9          34.9          35.4
Selling, General, and Administrative (1)                23.1             24.0           24.6          28.0          25.7
Design & Research Expense (1)                            2.0              1.9            2.1           3.1           3.2
Operating Income (1)                                    12.1              8.7            5.8           0.8           6.5
Net Income Growth                                       72.5             61.9          958.9         (89.3)         83.1
After-Tax Return on Net Sales                            7.5              5.0            3.6           0.4           4.2
After-Tax Return on Average
   Assets                                               16.7             10.3            6.8           0.7           7.9
After-Tax Return on Average
   Equity                                               49.5             25.0           15.4           1.5          13.9

SHARE AND PER SHARE DATA (2)
Earnings per Share-Diluted                             $1.39            $0.77          $0.46          $0.04        $0.40
Cash Dividends Declared per Share                       0.15             0.13           0.13           0.13         0.13
Book Value per Share at Year End                        2.51             2.99           3.07           2.89         2.93
Market Price per Share at Year End                     27.69            17.88           7.72           5.42         6.22
Weighted Average Shares Outstanding-
    Diluted                                           92,039           96,124        100,515         99,168      101,020

FINANCIAL CONDITION
Total Assets                                        $784,346         $755,587       $694,911       $659,012     $533,746
Working Capital                                       21,803          100,253        115,878         39,575       50,943
Current Ratio                                           1.06             1.35           1.53           1.15         1.29
Interest-Bearing Debt                                130,655          127,369        131,710        144,188       70,017
Shareholders' Equity                                 231,002          287,062        308,145        286,915      296,325
Total Capital                                        361,657          414,431        439,855        431,103      366,342
Interest-Bearing Debt
    to Total Capital                                    36.1             30.7           29.9           33.4         19.1



(1) Shown as a percent of net sales.
(2) Retroactively adjusted to reflect two-for-one stock splits occurring in 1998 and 1997.

Item 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

MANAGEMENT'S DISCUSSION AND ANALYSIS
The issues discussed in management's discussion and analysis should be read in conjunction with the company's consolidated financial statements and the notes to the consolidated financial statements.

FORWARD-LOOKING STATEMENTS
This discussion and analysis of financial condition and results of operations, as well as other sections of our Annual Report, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that are based on management's beliefs, assumptions, current expectations, estimates, and projections about the office furniture industry, the economy, and about the company itself. Words such as "anticipates," "believes," "confident," "estimates," "expects," "forecasts," "likely," "plans," "projects," "should," variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Furthermore, Herman Miller, Inc., undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

(graph)
EARNINGS PER SHARE
in dollars

1994    $0.40
1995    $0.04
1996    $0.46
1997    $0.77
1998    $1.39

OVERVIEW
Let us begin our overview by stating that we had another record-setting year at Herman Miller, Inc. We set records in "Economic Value Added" (EVA), net sales, new orders, net income, earnings per share, cash flow from operating activities, and cash returned to shareholders.

If you have been following our company for the past few years, you will remember that two years ago we adopted EVA as our measurement tool to determine whether or not we had created value for both our external shareholders and our employee-owners. Extensive independent market research has shown that EVA more closely correlates with shareholder value than any other performance measure.

Simply put, EVA is what remains of profits after tax once a charge for the capital employed in the business is deducted. As an operating discipline, the main advantage of EVA is that it focuses management's attention on the balance sheet as well as on the income statement. Our company is, in effect, competing for scarce capital resources. Management's task is to put this scarce resource to work and earn the best possible return for our shareholders. This means investing in projects that earn a return greater than the cost of the funds sourced from our investors. As long as we are making investments that earn a return higher than the cost of capital, then our investors should earn a return in excess of their expectations.


(graph)
EVA
in millions of dollars

1994           ($1.0)
1995          ($13.4)
1996           $10.3
1997           $40.9
1998           $78.4

We took EVA a step further by linking our incentive-based compensation to it. All of our executive incentive compensation plans as well as all of our employee gain-sharing programs at each of the business units have been linked to this measure. Using EVA-based plans shifts the focus from budget performance to long-term continuous improvements in shareholder value. The EVA target is raised each year by an improvement factor, so that increasingly higher EVA targets must be attained in order to earn the same level of incentive pay. Our Board of Directors has set the EVA improvement factor for a period of three years.

This year, we decided to present our results to you by discussing what changes in our business have driven our EVA improvement. We believe this is important because EVA is utilized not only to measure our results, but also to evaluate potential business opportunities. In addition, we hope you will get a clearer picture of what will drive future improvements in both net income and in EVA and ultimately the value of your investment in our company. Let's begin by reviewing our EVA results.



CALCULATION OF ECONOMIC VALUE ADDED
(In Thousands)                                              1998                1997                1996
Operating income                                        $208,295            $130,683             $74,935
Adjust for:
Divestiture/patent litigation                                 --              14,500              16,535
Interest expense on noncapitalized leases(1)               4,166               4,509               4,316
Goodwill amortization                                      6,161               4,725               4,115
Other                                                     13,765               5,093               3,071
Increase in reserves                                       1,290              18,649               6,548
Capitalized design and research                            2,101               2,819               1,984
                                                           -----               -----               -----
     Adjusted operating profit                           235,778             180,978             111,504
Cash taxes(2)                                            (90,703)            (72,091)            (34,561)
                                                          ------              ------              ------
     Net operating profit after taxes (NOPAT)            145,075             108,887              76,943
Weighted-average capital employed(3)                     606,018             617,727             605,438
Weighted-average cost of capital(4)                           11%                 11%                 11%
                                                           -----              ------               -----
Cost of capital                                           66,662              67,950              66,598
                                                          ------              ------              ------
     Economic value added                                $78,413             $40,937             $10,345
                                                          ------              ------              ------

(1) Imputed interest as if the total noncancelable lease payments were capitalized.
(2) The reported current tax provision is adjusted for the statutory tax impact of interest expense.
(3) Total assets less noninterest bearing liabilities plus the LIFO, doubtful accounts and notes receivable reserves, warranty reserve, amortized goodwill, loss on sale of the German manufacturing operation, patent litigation settlement costs, deferred taxes, restructuring costs, and capitalized design and research expense. Design and research is capitalized and amortized over 5 years.

(4) Management's estimate of the weighted average of the minimum equity and debt returns required by the providers of capital.

As you can see, we generated $78.4 million of EVA this year, compared to $40.9 million last year, and just $10.3 million in 1996. In 1998, our EVA increased
91.5 percent after increasing nearly 300 percent in 1997. Let's take a look at the drivers behind this improvement.

KEY DRIVERS
NET SALES One of our key goals is to increase net sales by 15 percent per annum. We know that we will not achieve this goal in each and every year. But we intend to develop strategies which, in the long run, are designed to enable us to meet or to exceed this goal. In the current year, we missed that goal by a very small margin. In 1998, net sales increased 14.9 percent to a record $1.72 billion. We exceeded the goal in both of the prior two years with increases of 16.5 percent and 18.5 percent, respectively. Of course, growth is only good if it is profitable growth. As you will read later in this document, not only did we increase our top line, we improved our operating margin on every dollar of sales. In 1998, the increase in net sales of $222.7 million contributed approximately $16.3 million to EVA and net income, which represents approximately 44 percent of the increase in EVA from 1997.

(graph)
NET SALES
in millions of dollars

1994           $953.2
1995           $1,083.1
1996           $1,283.9
1997           $1,495.9
1998           $1,718.6

DOMESTIC OPERATIONS The United States office furniture industry has experienced very strong demand over the past two years. The Business and Institutional Furniture Manufacturers Association (BIFMA) reported that United States sales grew approximately 12.5 percent in the twelve months ended May 1998 after increasing 10.7 percent in 1997, and 4.8 percent in 1996. As we explained last year, we believe that the strong demand has been driven by secular changes affecting work environments. The primary drivers were new and emerging work styles, the rapid deployment of technology, and the fast-growing population of knowledge workers. Because of these drivers, companies have been completely rethinking their approach to providing work environments for their employees. In addition, the favorable economic climate and healthy corporate profits in the U.S. have enabled companies to reinvest in their infrastructure.

We believe these secular changes will continue to drive industry dynamics for the foreseeable future. This should enable the industry to grow at a higher rate than the general economy. However, industry growth rates are expected to decline from the very fast pace of the past two years. BIFMA is currently estimating that industry sales will increase 8 percent in calendar 1998 and 6 percent for calendar 1999, or approximately 7 percent for our fiscal year 1999. This is somewhat less than had been previously predicted. While our domestic sales continued to grow at a very rapid rate during our fourth quarter of 1998, industry growth rates for the same period were significantly less than those experienced during the previous two years. Our ability to continue to grow at a multiple of the industry will depend on a variety of factors.

In 1998, our domestic sales increased by 16.7 percent, compared to 19.2 percent in 1997, and 16.7 percent in 1996. Given that our growth has exceeded the industry's growth, we believe we have gained market share in each of the past three fiscal years. Our domestic growth has been primarily driven by unit volume increases during the past three years. We have not materially changed list prices during the past three years and discounts have remained relatively stable during the past two years, after a slight increase in 1996. Individually, none of our acquisitions were material. Excluding acquisitions, our domestic sales increased 15.9 percent in 1998, 16.4 percent in 1997, and 13.7 percent in 1996.

These growth statistics are nice, but what has enabled us to grow faster than our competition? The five key factors that have enabled us (and should continue to allow us to increase our share of the domestic market) are an industry trend of consolidation, our capability to serve two focused customer segments, development of a service business, an expanded product offering, and new channels created to reach out to customers not previously served by us.

Over the past 11 years, the combined market share of the five largest domestic manufacturers increased from 41 percent to 59 percent. This trend has been the result both of acquisitions and internal growth. We have benefited from this trend as our market share has increased significantly over this time period. We believe the trend reflects our customers' desire to do business with companies that can supply a broad range of value-creating products and services.

We understand that the key to our success with customers who have more complex needs lies in our ability to develop and maintain effective, long-term relationships with them. Such customers typically ask us to provide bundled solutions--products and services--that are both comprehensive and tailored to their needs. In response, our standard product offering is being expanded, as is our ability to cost-effectively design, specify, and manufacture custom products. Design and installation services traditionally provided by dealerships continue to be a mainstay; to these we are adding speciality services focused on helping customers manage their own work environments and furniture assets. To support this growing demand, we have begun to develop a strong, national network of service providers and managers through the recent acquisition of several privately owned dealerships and the training and certification of other, affiliated dealers.

While the development of our service capability will enable us to sell more of our products, we also believe this will enable us to expand our potential market beyond our traditional hardware focus. The industry does not track or report the size of the market for services. However, based on internal estimates, we believe the domestic market for services is approximately the same size as the $11.4 billion product market.

Herman Miller has always stood for great design and innovation and it still does. Design and innovation will continue to be a key component of our strategy to expand our product offering. Our success in developing breakthrough products is unquestioned and is demonstrated by the recent success of our award-winning Aeron and Ambi seating lines. In the future, we will continue to focus our internal resources on the design and development of products in the systems, seating, and filing and storage categories. We will pursue OEM relationships, alliances, and acquisitions to expand our product offering in other segments of the market. In June of 1998, we made a significant step toward the implementation of this strategy with the largest introduction of new products in our company's history. The introductions included products which removed gaps in our offering, such as tables and desking, as well as breakthrough designs. In the end, three of our introductions won gold awards for best new products in their market segment, including an award for the most innovative product at NeoCon.

(graph)
DOMESTIC SALES GROWTH
as a percent

               BIFMA           Herman Miller
1994            6.9%                 10.6%
1995            9.2%                 10.1%
1996            4.8%                 16.7%
1997           10.7%                 19.2%
1998           12.5%                 16.7%

Our Miller SQA (SQA stands for simple, quick, and affordable) business unit is focused on our effort to serve customers who value speed and convenience. These customers tend to be small, emerging companies, and in the past, this was a market segment that we did not target. We believe the new products developed for this segment, including Q System and Limerick seating, coupled with our electronic selling platform, are enabling us to better reach and service these customers.

Last, we intend to develop new channels for reaching out to customers we have not previously served. Our most recent effort has been the introduction of the Herman Miller internet store. We believe this new channel will enable us to more effectively reach out to the growing number of home-office users.

INTERNATIONAL OPERATIONS AND EXPORTS FROM THE UNITED STATES During the past couple of years, one of management's key objectives has been to establish and execute an action plan to improve the profitability of our international business. To date, execution of this plan can be seen in the turnaround effort in Mexico, the sale of our German manufacturing operation in 1997, and the realignment of our Italian operation in 1998. We are not finished yet but believe our results show that progress is being made.

In 1998, sales from international operations and exports from the United States increased 6.2 percent. The year-over-year growth in sales was primarily due to strong growth in the United Kingdom, Canada, and Mexico. Each of these regions had very good demand for products and made significant contributions to our improved international results. We have, however, felt the impact of the weak Asian economy with softening demand for our products in that region. The weakness in Asia, combined with the absence of large projects in other regions, resulted in a decrease of 6.7 percent in international sales in the fourth quarter of 1998. Keep in mind that our international business is very sensitive to large projects. In the fourth quarter of 1997, we had two very large projects which made the comparison unusually difficult.

The sales growth in 1998 and the prior year (4.6 percent) reflect increased unit volume growth. Fiscal 1996 sales growth (27.3 percent) was partially attributable to unit volume growth, but was impacted by acquisitions. Excluding the acquisitions, unit volume growth was 9.2 percent in that year.

More importantly, our international operations continued to show improvements in earnings. Earnings have increased from a loss in 1996 of $8.0 million, to income of $1.3 million (excluding the sale of our German manufacturing operation) in 1997, to income of $11.2 million in 1998. Starting with the fourth quarter of fiscal 1997, we have had five consecutive quarters of operating profits in our international business. While we are not generating positive EVA in our international operations, we are pleased with the progress we have made over the past two years. The improvement in 1998 reflects the higher sales volume levels in Canada and the United Kingdom and the sale of the German manufacturing operation. This followed a year of substantial improvements in our Mexican operation.

(graph)
INTERNATIONAL NET SALES
in millions of dollars

1994           $141.0
1995           $188.6
1996           $240.1
1997           $251.2
1998           $266.7

In the fourth quarter of fiscal 1997, due to continued losses, we engaged external consultants to perform a stringent review of the operational costs and processes of our Italian operations. Their work led to a reduction of our Italian workforce and the outsourcing of nonvalue-adding activities in the third quarter of 1998. This realignment did not result in any significant charges to income or EVA. While we have not yet benefited from this action, we expect to see improvements in our Italian operations in fiscal 1999.

In the fourth quarter of 1997, we sold our German manufacturing operation to an independent third party. The sale resulted in a pretax loss of $14.5 million ($10.4 million, or $.11 per diluted share after tax).

In 1996, our loss from international operations included pretax charges for the discontinuation of two product lines in Europe ($1.6 million) and provisions for unrealizable barter receivables in Mexico ($2.5 million). In addition, a charge of approximately $1.0 million was recorded to reserve for deferred tax assets associated with our Mexican operations.

GROSS MARGIN During 1998, we achieved our second consecutive year of improved gross margin. Gross margin, as a percent of sales, increased to 37.2 percent for the year, compared to 35.7 percent in the prior year, and 33.9 percent in 1996. This improvement contributed approximately $13.5 million to EVA and net income in the current year.

Historically, one of our weaknesses was manufacturing operations, not due to lack of good people, but due to lack of focus. This began to change in 1995, when we performed an assessment of our manufacturing and distribution capacity and processes. This assessment led to the decision to reengineer certain manufacturing processes, to change our logistics operations, and to close nonvalue-adding facilities. These efforts resulted in increased throughput, decreased fixed and semifixed manufacturing costs, and, ultimately, increased levels of gross margin.

Additionally, the gross margin improvements in both 1998 and 1997 were attributable to a more favorable product mix, value enhancement engineering projects in our domestic activities, and, to a lesser extent, improvements in Mexico and Germany. Gross margins in 1996 were comparable to the second half of 1995. Cost benefits from the manufacturing and logistics changes were offset by additional price discounts given to customers. The manufacturing improvements were also a primary driver of a reduction in our days sales outstanding in the sum of accounts receivable and inventory. At the end of 1998, this statistic had improved to 56.2 days, compared to 63.3 days and 75.6 days at the end of 1997 and 1996, respectively.


(graph)
GROSS MARGIN
as a percent of net sales

1994           35.4%
1995           34.9%
1996           33.9%
1997           35.7%
1998           37.2%

During the past three years, we have begun to introduce lean manufacturing techniques into our operations. These techniques are a process of continuous improvement that focuses on the elimination of waste in all aspects of our business. We are in the very early stages of this work. Therefore, the benefits derived to date have not been significant. We are also in the process of implementing a new Enterprise Resource Planning (ERP) system in most of our U.S. operations. Internally, we refer to this as Project Renaissance. In total, we will spend over $80 million on this project. As part of this project, we are reengineering most of our operating processes. In the long run, we believe the implementation of Project Renaissance, coupled with the implementation of lean manufacturing techniques will improve our quality, reduce lead-times and the cost of producing product, and improve our usage of both fixed assets and working capital. We are very confident of the long-term benefits we expect from both of these initiatives. However, we need to be realistic about the risks. Many companies are negatively impacted by disruptions during the implementation phase of projects like Renaissance. We are taking reasonable precautions to avoid disruptions, but it is important to consider the risks. In the end, assuming no significant change in competitive pricing, we believe that gross margins should remain at approximately the same level as we have experienced over the past two years.

OPERATING EXPENSES At the beginning of 1996, we set a goal to reduce operating expenses as a percent of net sales to 25.0 percent by the end of 1998. Our definition of operating expenses was selling, general, administrative, and research and design expenses. This goal may not sound aggressive today, but we had just completed a year in which these costs had ballooned to 30.0 percent. We are proud to state that we reached our goal in the fourth quarter of 1998 with operating expenses of 24.3 percent of net sales and narrowly missed the target for the whole year with annual operating expenses of 25.1 percent. This compares to 26.0 percent and 26.7 percent in 1997 and 1996, respectively. Over the next three years, our goal is to further reduce operating expenses as a percent of sales to 23.0 percent.

(graph)
OPERATING EXPENSES
as a percent of net sales

1994           28.8%
1995           30.0%
1996           26.7%
1997           26.0%
1998           25.1%

Much of the improvement in 1998 stems from our ability to contain costs while redeploying resources, both people and dollars, to our strategic priorities. The improvement in operating expenses contributed approximately $8.1 million to EVA and net income in the current year.

Selling, general, and administrative expenses, including design and research expenses, increased $41.8 million to $430.5 million in 1998. The increase is primarily due to investments in and maintenance of information systems, an average 4.0 percent year-over-year increase in compensation and benefits, increases in compensation plans that vary with sales and EVA, and acquisitions.

Research and development costs, excluding royalty payments, were $29.0 million in 1998, compared to $25.7 million in 1997 and $24.5 million in 1996. Royalty payments made to designers of the company's products as the products are sold are not included in research and development costs, since they are considered to be a variable cost of the product. As a percentage of net sales, research and development costs were 1.7 percent in 1998, 1.7 percent in 1997, and 1.9 percent in 1996. As discussed earlier, new product design and development has been, and continues to be, a key business strategy. The increased expenditures in 1998 are directly related to the increased number of new products introduced in June of 1998.

OPERATING INCOME The combination of improved gross margins and lower operating expenses has resulted in significant improvements in operating income. As a percent of sales, operating income improved to 12.1 percent in 1998, after improving to 9.7 percent in 1997, and 7.1 percent in 1996. The 1997 and 1996 amounts exclude the charges for the sale of our German manufacturing operation and the patent litigation settlement, respectively. The 12.1 percent recorded in 1998 was the highest reported for a fiscal year in over five years.

(graph)
OPERATING INCOME
as a percent of net sales

1994           6.6%
1995           4.9%
1996           7.1%
1997           9.7%
1998          12.1%

INCOME TAXES The effective tax rate was 38.8 percent in 1998, compared to 40.9 percent and 34.5 percent in 1997 and 1996, respectively. The higher tax rates in 1998 and 1997 reflect the tax-law change effective in 1997 that reduced the benefit of the Corporate Owned Life Insurance Program. Provisions were recorded in 1997 and 1998 for the potential cost of unwinding this program.

The 1997 tax rate was also negatively impacted by the loss on the sale of the German manufacturing operation, which provided a tax benefit that was lower than our statutory rate.

The 1996 effective tax rate was lowered by the completion of a sale and leaseback of our Roswell, Georgia, facility and by the sale of excess land to our captive insurance company. The completion of these transactions resulted in the recognition of certain deferred tax assets that were reserved for in previous periods.

Management expects its effective tax rate for 1999 to be in the range of 37.0 to
39.0 percent.

LIQUIDITY AND CAPITAL RESOURCES The table below shows certain key cash flow and capital highlights:



(In Thousands)                                                1998                1997              1996
Cash and cash equivalents                                 $115,316            $106,161           $57,053
Cash from operating activities                            $268,723            $218,170          $124,458
Days sales in accounts receivable and inventory               56.2                63.3              75.6
Capital expenditures                                       $73,561             $54,470           $54,429
Interest-bearing debt to total capital                        36.1%               30.7%             29.9%
EVA capital                                               $543,789            $615,120          $605,438
NOPAT to EVA capital                                          26.7%               17.7%             12.7%

In 1998, we continued to improve the cash flow generated from operating activities. This was primarily due to increased profitability and our ability to better leverage working capital. As previously discussed, working capital from accounts receivable and inventory improved 7.1 days in 1998. This improvement translates to a reduction of capital of approximately $26.0 million or a reduction in our capital charge, for EVA purposes, of approximately $2.9 million. We believe that the lean initiatives, combined with Project Renaissance, should allow us to gain further improvements in working capital.

The 1998 capital expenditures were primarily for investments in Project Renaissance, the development of our electronic selling platform, new products, and machinery and equipment to improve operational performance and expand capacity. At the end of the fiscal year, $10.3 million of capital was committed for future expenditures.

We expect capital expenditures, net of redeployments, to increase to $125-$150 million in 1999. The largest expenditures planned in 1999 will be for the continued implementation of Project Renaissance, our electronic selling platform, and new products.

During 1996, we began to redeploy cash invested in nonproductive or nonessential assets. We are currently in the process of selling the facilities and land at our Grandville, Michigan, and Roswell, Georgia, sites. The net book value of these sites is approximately $12.9 million, and we anticipate a selling price in excess of current net book value. The Grandville site is no longer needed and will not be replaced. The Georgia facility will be replaced by a new facility. The facility will enable us to consolidate the operations currently performed on our owned site with operations performed at two leased locations, thus lowering our operating costs at this location.

(graph)
CASH FLOW FROM OPERATING ACTIVITIES
in millions of dollars

1994           $69.8
1995           $29.9
1996           $124.5
1997           $218.2
1998           $268.7

In 1998, we acquired three privately owned North American dealers as part of our service strategy. These local service organizations were acquired for approximately $4.1 million. We expect to invest between $15 million and $25 million in acquiring additional local and regional service operations in 1999.

At the end of 1998, we continued to have a high level of cash and cash equivalents. Frankly, we had more nonoperating cash than we would like. The high level of cash was the result of better-than-expected improvements in working capital, coupled with a reduced level of investment in capital expenditures and acquisitions. We intend to utilize the cash to repurchase shares of the company's stock, to fund acquisitions related to the service strategy, and to fund future capital expenditures. If necessary, we have $100 million in available committed credit facility and $50 million in informal credit lines.

We have established a target debt-to-capital structure with a debt-to-total-capital ratio of 30 to 35 percent. Cash in excess of requirements for capital expenditures, acquisitions, and dividends will be used to fund the purchase of the company's common stock subject to market conditions. Due to the large amount of company stock repurchased during 1998, our debt-to-capital ratio exceeded our target and was 36.1 percent at May 1998. In the future, we expect to remain at the upper end of our target range.


COMMON STOCK TRANSACTIONS
(In Thousands, Except Per Share Data)                              1998            1997              1996
Shares acquired                                               5,222,361       2,765,984           860,395
Cost of shares acquired                                        $201,982         $97,962           $25,101
Cost per share acquired                                          $38.68          $35.42            $29.17
Shares issued                                                 1,347,483         470,082           731,773
Cost per share issued                                            $21.23          $28.13            $24.95
Cash dividends                                                  $13,361         $12,593           $12,999
Dividends per share                                                $.15            $.13              $.13

The Board of Directors first authorized the company to repurchase its common stock in 1984 and has periodically renewed its authorization. Management and the Board of Directors believe the share repurchase program is an excellent means of returning value to our shareholders and preventing dilution from employee-ownership programs. During 1998, we repurchased 5,222,361 shares of common stock for $202.0 million.

(graph)
TOTAL CASH RETURNED TO SHAREHOLDERS
in millions of dollars

1994           $38.5
1995           $13.6
1996           $38.1
1997           $110.4
1998           $215.5

On January 20, 1998, the Board of Directors approved a 2-for-1 stock split effected in the form of a 100 percent dividend to shareholders of record on February 27, 1998, payable on March 16, 1998. The distribution increased the number of shares outstanding from 44,831,103 to 89,662,206. All appropriate share and per share data, including stock plan information, are restated to reflect the split.

(graph)
TOTAL RETURN TO SHAREHOLDERS
as a percent

               Herman Miller        S&P500
1994               (0.90%)            4.25%
1995               (9.72%)           20.16%
1996               43.11%            28.55%
1997              133.33%            29.54%
1998               55.71%            30.61%

YEAR 2000
Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. Beginning in the year 2000, or in some cases even earlier, these date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements.

We understand the risk that this problem poses not only to our internal operations, but also to our suppliers and dealers. Management has developed and implemented an action plan to address internal Year 2000 issues and to ensure that any key suppliers and dealers are also addressing the problem on a timely basis. Through the end of 1998, $3.1 million has been spent on these issues. We do not expect significant costs in fiscal 1999 related to Year 2000 compliance.

As discussed earlier, most of the domestic operations are implementing a new ERP system. While this system would have corrected many Year 2000 issues, management was not comfortable with its dependence on the implementation of this system to correct the Year 2000 issues. Instead, we have insisted that existing internal systems be modified for Year 2000 issues no later than early 1999. We know this may result in some additional costs which have a very short life-cycle, but we believe the risk of not taking prompt action is much higher than any duplicate costs.

While we believe the modifications will be made on a timely basis and will not have a material effect on the company's operating results, there is no guarantee that the company, its suppliers, or dealers will be able to make all of the modifications on a timely basis. This could have a material adverse effect on the company's business, financial condition, and results of operations.

PATENT LITIGATION SETTLEMENT AND OTHER CONTINGENCIES
In 1992, Haworth, Inc., (Haworth) filed a lawsuit against the company, alleging that the electrical systems used in creation of the company's products infringed one or more of Haworth's patents. In 1996, the company and Haworth agreed to terms of a settlement. We continue to believe, based upon written opinion of counsel, that our products did not infringe Haworth's patents and we would, more likely than not, have prevailed on the merits. However, based on the mounting legal costs, distraction of management focus, and the uncertainty present in any litigation, we concluded that settlement was in the best interest of our shareholders. The settlement included a one-time cash payment of $44.0 million in exchange for a complete release. The companies also exchanged limited covenants not to sue with respect to certain existing and potential patent designs. We simultaneously reached a settlement with one of our suppliers, who agreed to pay the company $11.0 million and, over the next seven years, to rebate a percentage of its sales to Herman Miller that are in excess of then current levels. These rebates are recorded when earned. Accordingly, we recorded a net litigation settlement expense of $16.5 million after applying previously recorded reserves and the settlement with the supplier.

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

We are not aware of any other litigation or threatened litigation that would have a material impact on the company's consolidated financial statements.

CONCLUSION
In conclusion, we have shared with you the key elements of our strategy, including how we intend to increase our market opportunity and improve our operational performance. Each of these elements played a key role in our EVA and net income improvement over the past three years and, we believe, will continue to enable us to improve EVA and net income and provide superior returns to our shareholders in the future. We also hope you have gained some insight into the risks and challenges we face.

Item 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for fiscal year 1998 because the company's market capitalization was less than $2.5 billion as of January 28, 1997.

Item 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

QUARTERLY FINANCIAL DATA

Summary of the quarterly operating results on a consolidated basis:


May 30, 1998; May 31, 1997; June 1, 1996          First          Second           Third         Fourth
(In Thousands, Except Per Share Data)           Quarter         Quarter         Quarter        Quarter
1998     Net sales                             $401,545        $415,086        $436,708       $465,256
         Gross margin                           147,001         151,643         164,896        175,299
         Net income(1)                           27,807          30,446          32,639         37,439
         Earnings per share-diluted(1)             $.30            $.33            $.36           $.40
1997     Net sales                             $342,484        $377,137        $365,060       $411,204
         Gross margin                           118,272         134,300         131,933        149,419
         Net income                              15,586          17,852          13,535         27,425
         Earnings per share-diluted                $.16            $.18            $.14           $.29
1996     Net sales                             $301,088        $328,393        $312,915       $341,535
         Gross margin                           102,879         112,653         103,415        115,999
         Net income                              12,014           4,955          11,900         17,077
         Earnings per share-diluted                $.12            $.05            $.12           $.17

(1) Amounts have been restated for the adoption of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."

CONSOLIDATED STATEMENTS OF INCOME


May 30, 1998; May 31, 1997; June 1, 1996                     1998                 1997               1996
(In Thousands, Except Per Share Data)

NET SALES                                              $1,718,595           $1,495,885         $1,283,931
COST OF SALES                                           1,079,756              961,961            848,985
                                                       ----------           ----------         ----------
     GROSS MARGIN                                         638,839              533,924            434,946
                                                       ----------           ----------         ----------
Operating Expenses:
     Selling, general, and administrative                 396,698              359,601            316,024
     Design and research                                   33,846               29,140             27,472
     Patent litigation settlement                              --                   --             16,515
     Loss on divestiture                                       --               14,500                 --
                                                       ----------           ----------         ----------
     TOTAL OPERATING EXPENSES                             430,544              403,241            360,011
                                                       ----------           ----------         ----------
OPERATING INCOME                                          208,295              130,683             74,935
                                                       ----------            ---------         ----------
Other Expenses:
     Interest expense                                       8,300                8,843              7,910
     Interest income                                      (11,262)              (8,926)            (6,804)
     Loss on foreign exchange                                 270                1,687              1,614
     Other, net                                             1,456                3,196              2,119
                                                       ----------           ----------         ----------
     NET OTHER EXPENSES                                    (1,236)               4,800              4,839
                                                       ----------           ----------         ----------
INCOME BEFORE INCOME TAXES                                209,531              125,883             70,096
Income Taxes                                               81,200               51,485             24,150
                                                       ----------           ----------         ----------
NET INCOME                                             $  128,331           $   74,398         $   45,946
                                                       ----------           ----------         ----------
EARNINGS PER SHARE--BASIC                              $     1.42           $      .79         $      .46
                                                       ----------           ----------         ----------
EARNINGS PER SHARE--DILUTED                            $     1.39           $      .77         $      .46
                                                       ----------           ----------         ----------


The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS


May 30, 1998, and May 31, 1997                                                       1998            1997
(In Thousands, Except Share and Per Share Data)
ASSETS
Current Assets:
    Cash and cash equivalents                                                    $115,316        $106,161
    Accounts receivable, less allowances of $13,792 in 1998 and
    $12,943 in 1997                                                               192,384         179,242
    Inventories                                                                    47,657          53,877
    Prepaid expenses and other                                                     44,778          46,584
                                                                                 --------        --------
        TOTAL CURRENT ASSETS                                                      400,135         385,864
                                                                                 --------        --------
Property and Equipment:
    Land and improvements                                                          27,279          26,936
    Buildings and improvements                                                    156,605         156,002
    Machinery and equipment                                                       364,817         346,653
    Construction in progress                                                       47,171          25,991
                                                                                 --------        --------
                                                                                  595,872         555,582
    Less accumulated depreciation                                                 305,208         290,355
                                                                                 --------        --------
        NET PROPERTY AND EQUIPMENT                                                290,664         265,227
                                                                                 --------        --------
Notes Receivable, less allowances of $8,430 in 1998 and $8,489 in 1997             27,522          47,431
Other Assets                                                                       66,025          57,065
                                                                                 --------        --------
        TOTAL ASSETS                                                             $784,346        $755,587
                                                                                 --------        --------

LIABILITIES and SHAREHOLDERS' EQUITY
Current Liabilities:
    Unfunded checks                                                               $35,241        $25,730
    Current portion of long-term debt                                              10,203            173
    Notes payable                                                                  19,542         17,109
    Accounts payable                                                               92,241         76,975
    Accrued liabilities                                                           221,105        165,624
                                                                                 --------        -------
        TOTAL CURRENT LIABILITIES                                                 378,332        285,611
Long-Term Debt, less current portion above                                        100,910        110,087
Other Liabilities                                                                  74,102         72,827
                                                                                 --------        -------
        TOTAL LIABILITIES                                                         553,344        468,525
                                                                                 --------        -------
Shareholders' Equity:
    Preferred stock, no par value (10,000,000 shares authorized, none issued)          --             --
    Common stock, $.20 par value (120,000,000 shares authorized, 86,986,957
    and 46,030,822 shares issued and outstanding in 1998 and 1997)                 17,397          9,207
    Additional paid-in capital                                                         --             --
    Retained earnings                                                             227,464        292,237
    Cumulative translation adjustment                                              (9,360)       (10,863)
    Key executive stock programs                                                   (4,499)        (3,519)
        TOTAL SHAREHOLDERS' EQUITY                                                231,002        287,062
                                                                                 --------       --------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $784,346       $755,587
                                                                                 --------       --------

The accompanying notes are an integral part of these balance sheets.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



(In Thousands,                        Common    Additional     Retained    Cumulative   Key Exec.         Total
Except Share and                       Stock       Paid-In     Earnings    Translation     Stock  Shareholders'
Per Share Data)                                    Capital                 Adjustment   Programs         Equity

BALANCE JUNE 3, 1995                  $4,967       $21,564     $270,631      $(6,985)    $(3,262)     $286,915
Net income                                --            --       45,946           --          --        45,946
Cash dividends ($.130 per share)          --            --      (12,999)          --          --       (12,999)
Exercise of stock options                 79         9,817           --           --          31         9,927
Employee stock purchase plan              18         2,258           --           --          --         2,276
Repurchase and retirement of
860,395 shares of common stock          (172)      (26,006)          --           --       1,077       (25,101)
Stock issued for acquisitions             43         6,425           --           --          --         6,468
Stock grants earned (forfeited)           (8)         (639)          --           --         931           284
Stock grants issued                        7         1,049           --           --      (1,467)         (411)
Stock purchase assistance plan            --            --           --           --        (512)         (512)
Current year translation adjustment       --            --           --       (4,648)         --        (4,648)
                                     -------       -------     --------     --------     -------      --------
BALANCE JUNE 1, 1996                  $4,934       $14,468     $303,578     $(11,633)    $(3,202)     $308,145
Net income                                --            --       74,398           --          --        74,398
Cash dividends ($.134 per share)          --            --      (12,593)          --          --       (12,593)
Exercise of stock options                 63         9,049           --           --          --         9,112
Employee stock purchase plan              14         2,637           --           --          --         2,651
Repurchase and retirement of
2,765,984 shares of common stock        (553)      (29,374)     (68,414)          --         379       (97,962)
Stock dividend                         4,732            --       (4,732)          --          --            --
Directors' fees                            1           225           --           --          --           226
Stock grants earned                       --            --           --           --         387           387
Stock grants issued                       16         2,995           --           --      (1,776)        1,235
Stock purchase assistance plan            --            --           --           --         693           693
Current year translation adjustment       --            --           --          770          --           770
                                     -------         -----     --------     --------     -------      --------
BALANCE MAY 31, 1997                  $9,207       $    --     $292,237     $(10,863)    $(3,519)     $287,062
Net income                                --            --      128,331           --          --       128,331
Cash dividends ($.145 per share)          --            --      (13,361)          --          --       (13,361)
Exercise of stock options                246        14,105           --           --          --        14,351
Employee stock purchase plan              21         3,831           --           --          --         3,852
Tax benefit relating to employee
stock plans                               --        10,074           --           --          --        10,074
Repurchase and retirement of
5,222,361 shares of common stock      (1,044)      (30,161)    (170,777)          --          --      (201,982)
Stock dividend                         8,966            --       (8,966)          --          --            --
Directors' fees                            1           325           --           --          --           326
Stock grants earned                       --            --           --           --         718           718
Deferred compensation plan                --         1,826           --           --      (1,826)           --
Stock purchase assistance plan            --            --           --           --         128           128
Current year translation adjustment       --            --           --        1,503          --         1,503
                                     -------         -----     --------      -------     -------      --------
BALANCE MAY 30, 1998                 $17,397       $    --     $227,464      $(9,360)    $(4,499)     $231,002
                                     -------          ----     --------      -------     -------      --------

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS


May 30, 1998; May 31, 1997; and June 1, 1996                  1998            1997            1996
(In Thousands)
Cash Flows from Operating Activities:
Net Income                                                $128,331        $ 74,398        $ 45,946
                                                          --------        --------        --------
Adjustments to reconcile net income
to net cash provided by operating activities               140,392         143,772          78,512
                                                          --------        --------        --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES             268,723         218,170         124,458
                                                          --------        --------        --------
Cash Flows from Investing Activities:
Notes receivable repayments                                561,923         449,405         455,973
Notes receivable issued                                   (544,182)       (460,956)       (454,261)
Property and equipment additions                           (73,561)        (54,470)        (54,429)
Proceeds from sales of property and equipment                  870           5,336          13,486
Net cash paid for acquisitions                              (4,076)         (9,743)         (5,101)
Other, net                                                  (7,102)          1,548            (212)
                                                          --------        --------        --------
     NET CASH USED FOR INVESTING ACTIVITIES                (66,128)        (68,880)        (44,544)
                                                          --------        --------        --------
Cash Flows from Financing Activities:
Short-term debt borrowings                                 192,808         236,627         517,862
Short-term debt repayments                                (189,619)       (239,417)       (579,613)
Long-term debt borrowings                                       --              --         270,985
Long-term debt repayments                                       (7)           (186)       (222,772)
Dividends paid                                             (13,516)        (12,463)        (13,015)
Common stock issued                                         18,529          11,989          12,203
Common stock repurchased and retired                      (201,982)        (97,962)        (25,101)
Capital lease obligation repayments                           (172)           (116)           (250)
                                                          --------        --------        --------
     NET CASH USED FOR FINANCING ACTIVITIES               (193,959)       (101,528)        (39,701)
                                                          --------        --------        --------
Effect of Exchange Rate Changes on Cash
     and Cash Equivalents                                      519           1,346             352
                                                          --------        --------        --------
     NET INCREASE IN CASH AND CASH EQUIVALENTS               9,155          49,108          40,565
                                                          --------        --------        --------
Cash and Cash Equivalents, Beginning of Year               106,161          57,053          16,488
                                                          --------        --------        --------
CASH AND CASH EQUIVALENTS, END OF YEAR                    $115,316        $106,161        $ 57,053
                                                          --------        --------        --------


The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIGNIFICANT ACCOUNTING AND REPORTING POLICIES
The following is a summary of significant accounting and reporting policies not reflected elsewhere in the accompanying financial statements.

PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of Herman Miller, Inc., and its wholly owned domestic and foreign subsidiaries (the company). All significant intercompany accounts and transactions have been eliminated.

DESCRIPTION OF BUSINESS The company is engaged in the design, manufacturing, and sale of office systems, products, and services principally for offices and, to a lesser extent, for health care facilities and other uses. The company's products are sold primarily to or through independent contract office furniture dealers. Accordingly, accounts and notes receivable in the accompanying balance sheets principally are amounts due from the dealers.

FISCAL YEAR The company's fiscal year ends on the Saturday closest to May 31. The years ended May 30, 1998, May 31, 1997, and June 1, 1996, each contained 52 weeks.

FOREIGN CURRENCY TRANSLATION The functional currency for most foreign subsidiaries is the local currency. The cumulative effects of translating the balance sheet accounts from the functional currency into the United States dollar at current exchange rates and revenue and expense accounts using average exchange rates for the period are included as a separate component of shareholders' equity. The United States dollar is used as the functional currency for subsidiaries in highly inflationary foreign economies, and the financial results are translated using a combination of current and historical exchange rates, and the resulting translation adjustments are included along with gains or losses arising from remeasuring all foreign currency transactions into the appropriate currency in determining net income.

CASH EQUIVALENTS The company invests in certain debt and equity securities as part of its cash management function. Due to the relative short-term maturities and high liquidity of these securities (consisting primarily of Euro overnight investments), they are included in the accompanying consolidated balance sheets as cash equivalents at market value and totaled $67.3 million and $85.1 million as of May 30, 1998, and May 31, 1997, respectively. The company's cash equivalents are considered "available for sale." As of May 30, 1998, the market value approximated the securities' cost. All cash and cash equivalents are high-credit quality financial instruments, and the amount of credit exposure to any one financial institution or instrument is limited.

PROPERTY, EQUIPMENT, AND DEPRECIATION Property and equipment are stated at cost. The cost is depreciated over the estimated useful lives of the assets using the straight-line method. The average useful lives of the assets are 32 years for buildings and 7 years for all other property and equipment.

NOTES RECEIVABLE The notes receivable are primarily from certain independent contract office furniture dealers. The notes are collateralized by the assets of the dealers and bear interest based on the prevailing prime rate. Interest income relating to these notes was $4.3, $4.8, and $3.9 million in 1998, 1997, and 1996, respectively.

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

Excluding the impairment incurred in connection with the divestiture of the company's German manufacturing operation in 1997 (see Acquisitions and Divestitures note), such provisions were not significant in 1998, 1997, or 1996.

Intangible assets included in other assets consist mainly of goodwill, patents, and other acquired intangibles, and are carried at cost, less applicable amortization of $16.0 and $12.1 million in 1998 and 1997, respectively. These assets are amortized using the straight-line method over periods of 5 to 15 years.

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

RESEARCH, DEVELOPMENT, ADVERTISING, AND OTHER RELATED COSTS Research, development, advertising materials, preproduction and start-up costs are expensed as incurred. Research and development costs consist of expenditures incurred during the course of planned search and investigation aimed at discovery of new knowledge that will be useful in developing new products or processes, or significantly enhancing existing products or production processes, and the implementation of such through design, testing of product alternatives, or construction of prototypes. Royalty payments made to designers of the company's products as the products are sold are not included in research and development costs, as they are considered to be a variable cost of the product. Research and development costs, included in design and research expense in the accompanying statements of income, were $29.0, $25.7, and $24.5 million in 1998, 1997, and 1996, respectively.

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

NEW ACCOUNTING STANDARDS In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The company adopted this SOP during the third quarter of fiscal 1998, retroactive to the beginning of the fiscal year. The adoption of this SOP did not have a material effect on the financial statements. The company is also in compliance with Emerging Issues Task Force (EITF) Issue 97-13, "Accounting for Costs Incurred in Connection with a Consulting Contract that Combines Business Process Reengineering and Information Technology Transformation."

Beginning in the third quarter of fiscal 1998, the company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share." This statement establishes standards for computing and presenting "basic" and "diluted" earnings per share (EPS). Basic EPS excludes the dilutive effect of common shares that could potentially be issued (i.e., primarily stock options in the case of Herman Miller) and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted-average number of shares outstanding plus all shares that could potentially be issued. All prior period EPS data has been restated to conform to this statement.

In fiscal 1998, the company adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits." All information in the Employee Benefit Plans note has been presented accordingly.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Statement 133 is effective in fiscal year 2000. The company has not yet determined the timing or method of adoption of Statement 133; however, the Statement is not expected to have a material impact on the company's consolidated financial statements.

ACQUISITIONS AND DIVESTITURES

During 1998, 1997, and 1996, the company made several acquisitions, all of which were recorded using the purchase method of accounting. Accordingly, the purchase price of these acquisitions has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of the acquisition. The cost of the acquisitions in excess of net identifiable assets acquired has been recorded as goodwill.

During 1998, 1997, and 1996, the company purchased various privately owned North American dealers. These companies were acquired for approximately $25.5 million. The consideration included 212,662 shares of Herman Miller common stock and approximately $19.0 million in cash, which resulted in approximately $16.0 million of goodwill. The results of the acquisitions were not material to the company's consolidated operating results.

During the second quarter of fiscal 1997, declining sales and continuing losses at the company's German subsidiary led the company, in accordance with its accounting policies, to assess the realizability of the subsidiary's long-lived assets. At that time, estimates of expected future cash flows under various options to improve the company's operating results in Germany were evaluated to determine if any potential impairment existed. Although none of the options was developed to the extent required to enable the company to reach a decision and plan for implementation, based on the results of its various evaluations of potential impairment, the company determined at the enterprise level, the goodwill and intangibles associated with the acquisition were no longer recoverable. As a result, a pretax charge of $5.5 million ($4.5 million, or $.05 per share after tax) was recorded for the write-off of the goodwill and brand-name assets of the subsidiary.

During the third quarter of fiscal 1997, management authorized and committed the company to a plan to restructure the manufacturing component of its German operations. Based on the most current information available at that time, management believed that closing the facility was the most viable option. As a result, the company recorded a pretax restructuring charge of $13.7 million ($5.4 million, or $.06 per share after tax).

During the fourth quarter of fiscal 1997, the company sold the German manufacturing operations. The sale had the effect of reducing both the pretax restructuring costs recorded in the third quarter by $4.7 million and the anticipated tax benefit by $5.2 million.

In summary, after adjusting for the effects of the sale, the divestiture of the company's investments in its German manufacturing operation resulted in a pretax loss of $14.5 million ($10.4 million, or $.11 per share after tax) for fiscal 1997.


INVENTORIES
(In Thousands)                          1998                 1997
Finished products                    $19,807              $23,552
Work in process                        8,844                8,074
Raw materials                         19,006               22,251
                                     -------              -------
                                     $47,657              $53,877
                                     -------              -------

Inventories are valued at the lower of cost or market and include material, labor, and overhead. The inventories of Herman Miller, Inc., are valued using the last-in, first-out (LIFO) method. The inventories of the company's subsidiaries are valued using the first-in, first-out method. Inventories valued using the LIFO method amounted to $25.2 and $27.5 million at May 30, 1998, and May 31, 1997, respectively.

If all inventories had been valued using the first-in, first-out method, inventories would have been $13.6 and $15.6 million higher than reported at May 30, 1998, and May 31, 1997, respectively.

PREPAID EXPENSES AND OTHER
(In Thousands)                                                                   1998             1997
Current deferred income taxes                                                $ 27,154          $26,382
Other                                                                          17,624           20,202
                                                                             --------           ------
                                                                              $44,778          $46,584
                                                                             --------           ------
ACCRUED LIABILITIES
(In Thousands)                                                                   1998             1997
Compensation and employee benefits                                           $110,684          $80,778
Income taxes                                                                   22,809           15,802
Other                                                                          87,612           69,044
                                                                             --------           ------
                                                                             $221,105         $165,624
OTHER LIABILITIES
(In Thousands)                                                                   1998             1997
Pension benefits                                                             $ 41,898          $25,319
Postretirement benefits                                                         9,618           23,089
Other                                                                          22,586           24,419
                                                                             --------           ------
                                                                             $ 74,102          $72,827
                                                                             --------           ------
NOTES PAYABLE
(In Thousands)                                                                   1998             1997
Non-U.S. dollar currencies                                                    $19,542          $17,109

The following information relates to short-term borrowings in 1998:

(In Thousands)                                                               Domestic          Foreign
Weighted-average interest rate at May 30, 1998                                     --              4.8%
Weighted-average interest rate at May 31, 1997                                     --              6.4%
Weighted-average interest rate during 1998                                         --              4.6%
Unused short-term credit lines                                               $  6,000         $ 44,824

In addition to the company's formal short-term credit lines shown above, the company has available informal lines of credit totaling $50.0 million.


LONG-TERM DEBT
(In Thousands)                                                                   1998             1997
Series A senior notes, 6.37%, due March 5, 2006                              $ 70,000         $ 70,000
Series B senior notes, 6.08%, due March 5, 2001                                15,000           15,000
Series C senior notes, 6.52%, due March 5, 2008                                15,000           15,000
Finance lease obligation                                                       10,000           10,000
Other                                                                           1,113              260
                                                                             --------         --------
                                                                             $111,113         $110,260
Less current portion                                                           10,203              173
                                                                             --------         --------
                                                                             $100,910         $110,087
                                                                             --------         --------

During the third quarter of 1996, the company entered into a private placement of $100.0 million of senior notes with seven insurance companies. The Series A, B, and C notes have interest-only payments until March 5, 2000, March 5, 2001, and March 5, 2004, respectively.

The company has available an unsecured revolving credit loan that provides for a $100.0 million line of credit. The loan permits borrowings in multi-currencies and matures on February 28, 2002. Outstanding borrowings bear interest, at the option of the company, at rates based on the prime rate, certificates of deposit, LIBOR, or negotiated rates. Interest is payable periodically throughout the period a borrowing is outstanding. During 1998, the company borrowed at the LIBOR contractual rate as other negotiated rates. During 1997, the company had no borrowings.

Provisions of the senior notes and the unsecured senior revolving credit loan restrict, without prior consent, the company's borrowings, long-term leases, and sale of certain assets. In addition, the company has agreed to maintain certain financial performance ratios. At May 30, 1998, the company was in compliance with all of these provisions.

During May 1996, the company entered into an agreement for the sale and leaseback of its Roswell, Georgia, facility. The company has an early buyout option at the end of one-and-one-half years at an amount equal to approximately
103.03 percent of the lessor's cost. The company also has a purchase option at the end of five years at an amount equal to the facility's then fair market value. If the purchase option is not exercised, the lease automatically renews for an additional 30 months. The company has guaranteed a residual value of 59.0 percent of the lessor's cost. The lease has been accounted for as a financing lease in accordance with SFAS No. 98. The company is currently negotiating an earlier buyout option with the lessor; therefore, the lease has been classified as current. The book value and accumulated depreciation of the facility are approximately $19.4 million and $11.8 million, respectively.

Annual maturities of long-term debt for the five years subsequent to May 30, 1998, (in millions) are as follows: 1999--$10.2; 2000--$10.1; 2001--$25.1;
2002--$10.1; 2003--$10.1; thereafter--$45.5.

OPERATING LEASES
The company leases real property and equipment under agreements that expire on various dates. Certain leases contain renewal provisions and generally require the company to pay utilities, insurance, taxes, and other operating expenses.

Future minimum rental payments (in millions) required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of May 30, 1998, are as follows: 1999--$14.7; 2000--$12.7; 2001--$9.9;
2002--$7.7; 2003--$5.9; thereafter--$10.2.

Total rental expense charged to operations was $20.4, $20.9, and $23.9 million in 1998, 1997, and 1996, respectively. Substantially all such rental expense represented the minimum rental payments under operating leases.

EMPLOYEE BENEFIT PLANS
The company maintains plans which provide retirement benefits for substantially all employees.

PENSION PLANS The principal domestic plan is a noncontributory defined-benefit pension plan. Benefits under this plan are based upon an employee's years of service and the average earnings for the five highest consecutive years of service during the 10 years immediately preceding retirement. Domestically, the company's policy is to fund its plan to the maximum amount currently deductible for federal income tax purposes, which equals or exceeds the minimum amount required by the Employee Retirement Income Security Act.

In 1998, the Board of Directors approved the redesign of the company's domestic benefit plans. The redesign will result in the conversion of the defined-benefit pension plan from the existing benefit calculation to a cash-balance calculation. As part of the redesign, the company will buy out the postretirement healthcare obligation for active employees through a one-time, lump-sum transfer contribution to the cash-balance plan.

The amendment converting the plan to the cash-balance formula was the primary reason for the $43.9 million change in the projected benefit obligation.

In addition to the domestic pension plan and the retiree healthcare and life insurance plan, one of Herman Miller, Inc.'s wholly owned foreign subsidiaries has a defined-benefit pension plan which is similar to the principal domestic plan. The plan has not been amended and is included in the following information:


                                                              Pension Benefits         Retirement Benefits
                                                              ----------------         -------------------

                                                             1998          1997          1998         1997
CHANGE IN BENEFIT OBLIGATIONS
Benefit obligations at beginning of year                 $188,743      $158,125      $ 24,467     $ 22,237
Service cost                                               11,722         9,620         1,168        1,132
Interest cost                                              14,678        12,683         1,713        1,653
Transfer of obligations                                    15,822            --       (15,822)          --
Actuarial effects of plan redesign                        (43,878)           --            --           --
Actuarial (gain) loss                                      10,018        12,509          (480)         213
Benefits paid                                              (4,387)       (4,194)         (721)        (768)
Other                                                       1,005           --             62           --
                                                         --------      --------      --------     --------
Benefit obligations at end of year                        193,723       188,743        10,387       24,467
                                                         --------      --------      --------     --------

Change in plan assets
Fair value of plan assets at beginning of year            184,178       145,678            --           --
Actual return on plan assets                               47,692        40,365            --           --
Employer contribution                                       9,085         2,329           721          768
Benefits paid                                              (4,387)       (4,194)         (721)        (768)
                                                         --------      --------      --------     --------
Fair value of plan assets at end of year                  236,568       184,178            --           --
                                                         --------      --------      --------     --------

Funded status                                              42,845        (4,565)      (10,387)     (24,467)
Unrecognized transition amount                             (1,975)       (2,506)           --           --
Unrecognized net actuarial (gain) loss                    (38,651)      (18,019)          769        2,359
Unrecognized prior service cost                           (44,117)         (229)           --         (981)
                                                         --------      --------      --------     --------
Prepaid (accrued) benefit cost                            (41,898)      (25,319)       (9,618)     (23,089)
                                                         --------      --------      --------     --------

Weighted average assumptions
Discount rate                                               7.25%          7.50%         7.25%        7.50%
Expected return on plan assets                              9.00%          7.50%          N/A          N/A
Rate of compensation increase                               5.00%          5.00%          N/A          N/A


For measurement purposes, a 7.5 percent annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 1999. The rate was assumed to decrease gradually to 6.0 percent for 2001 and remain at that level thereafter.



                                                 Pension Benefit                       Other Benefits
                                           ---------------------------------     ---------------------------
                                           1998          1997         1996        1998       1997       1996
                                           ----          ----         ----        ----       ----       ----
COMPONENTS OF NET PERIODIC
BENEFIT COST
Service cost                           $ 11,722       $  9,620      $8,688      $1,168      $1,132     $1,140
Interest cost                            14,678         12,683      10,588       1,713       1,653      1,496
Expected return on plan assets          (16,913)       (11,008)     (8,886)         --          --         --
Amortization                               (532)          (514)       (224)        (50)        (44)       (39)
Cost of early retirement incentive
program                                      --             --         479         --           --         --
                                       --------       --------     -------      ------     -------     ------
Net periodic benefit cost              $  8,964       $ 10,781     $10,645      $2,831      $2,741     $2,597
                                       --------       --------     -------      ------     -------     ------


Assumed healthcare cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:



                                                            1-Percentage-Point        1-Percentage-Point
                                                                 Increase                  Decrease
                                                                 --------                  --------
Effect on total of service and interest cost
   components                                                      $ 68                     $(85)
Effect on postretirement benefit obligation                        $306                     $367



Plan assets consist primarily of listed common stocks, mutual funds, and corporate obligations. Plan assets at May 30, 1998, and May 31, 1997, respectively included 888,346 and 1,310,668 shares of Herman Miller, Inc., common stock.

PROFIT SHARING PLAN Herman Miller, Inc., and three of its subsidiaries have a trusteed profit sharing plan that covers substantially all employees who have completed one year of employment. The plan provides for discretionary contributions (payable in the company's common stock) of not more than 6.0 percent of pretax income of the participating companies, or such other lesser amounts as may be established by the Board of Directors. The cost of the plan charged against operations was $8.1, $6.6, and $4.5 million in 1998, 1997, and 1996, respectively.

As part of the plan redesign, the profit sharing plan's discretionary contributions were converted to an EVA-based calculation computed using the company's consolidated results. In addition, participants will now be eligible to begin participating at the beginning of the quarter following the date of hire.

COMMON STOCK AND PER SHARE INFORMATION
On January 20, 1998, the Board of Directors approved a 2-for-1 stock split effected in the form of a 100 percent dividend to shareholders of record on February 27, 1998, payable on March 16, 1998. The distribution increased the number of shares outstanding from 44,831,103 to 89,662,206. All share and per share data, including stock plan information, are restated to reflect the split. The

Board of Directors also approved an increase in the cash dividend from $.03250 to $.03625 per share for shareholders of record on May 31, 1997.

The following table reconciles the numerators and denominators used in the calculations of basic and diluted EPS for each of the last three years:


(Dollars in Thousands)                                            1998             1997               1996
Numerators:
    Numerators for both basic and diluted EPS,
    net income                                             $   128,331      $    74,398       $     45,946
                                                           -----------      -----------       ------------
Denominators:
    Denominators for basic EPS,
    weighted average common shares outstanding
                                                            90,240,102       94,627,772        100,006,240
    Potentially dilutive shares resulting from
    stock option plans                                       1,799,067        1,496,428            508,700
                                                           -----------      -----------       -------------

Denominator for diluted EPS                                 92,039,169       96,124,200        100,514,940
                                                           -----------      -----------       ------------


The following exercisable stock options were not included in the computation of diluted EPS because the option prices were greater than average quarterly market prices.

      Exercise Price                1998             1997              1996
      $32.50                       132,368            --                --

STOCK PLANS

Under the terms of the company's 1987 Employee Stock Purchase Plan, 4.1 million shares of authorized common stock were reserved for purchase by plan participants at 85.0 percent of the market price. At May 30, 1998, 3,610,056 shares remained available for purchase through the plan, and there were 7,305 employees eligible to participate in the plan, of which 2,143 or 29.3 percent, were participants. During 1998, 1997, and 1996, employees purchased 107,182; 71,213; and 89,222 shares, respectively.

The company has stock option plans under which options are granted to employees and nonemployee officers and directors at a price not less than the market price of the company's common stock on the date of grant. All options become exercisable one year from date of grant and expire ten years from date of grant. At May 30, 1998, there were 170 employees and 11 nonemployee officers and directors eligible, all of whom were participants in the plans. At May 30, 1998, there were 1,549,391 shares available for future options.

The company's Long-Term Incentive Plan, along with the Nonemployee Officer and Director Stock Option Plan, authorize reload options. Reload options provide for the purchase of shares equal to the number of shares delivered upon exercise of the original options plus the number of shares delivered to satisfy the tax liability incurred in the exercise. The reload options retain the expiration date of the original option; however, the exercise price must equal the fair market value on the date the reload options are granted. During fiscal 1998, 435,266 reload options were automatically granted.

A summary of shares subject to options follows:



                                               1998                          1997                          1996
                                              Weighted-                    Weighted-                     Weighted-
                                              Average                      Average                       Average
                              1998            Exercise       1997          Exercise       1996           Exercise
                            Shares            Prices        Shares         Prices        Shares          Prices
Outstanding at
beginning of year:         4,028,196          $ 7.27     4,863,840         $ 6.48      5,157,400          $5.99
  Granted                  1,599,152          $22.12       338,000         $15.92      1,615,600          $7.57
  Exercised               (2,081,834)         $ 6.90    (1,102,644)        $ 5.78     (1,572,680)         $5.89
  Terminated                 (81,700)         $17.60       (71,000)        $ 7.74       (336,480)         $6.39
                           ---------                     ---------                     ---------
Outstanding at
end of year:               3,463,814          $14.19     4,028,196         $ 7.27      4,863,840          $6.48
                           ---------                     ---------                     ---------
Exercisable at
end of year:               1,921,162          $ 7.58     3,770,196         $ 6.68      3,361,440          $5.98
                           ---------                     ---------                     ---------
Weighted-average
fair-market value
of options
granted                                       $ 6.54                       $ 4.42                         $2.08


A summary of stock options outstanding at May 30, 1998, follows:



                                                                                        Exercisable Stock
                                 Outstanding Stock Options                                   Options
                        ----------------------------------------------------    ----------------------------------
                                              Weighted-
                                              Average              Weighted                             Weighted-
Range of                   Shares             Remaining            Average           Shares             Average
Exercise                   (In                Contractual          Exercise          (In                Exercise
 Price                     Thousands)           Life               Price             Thousands)          Price

$4.66 - $7.28                   1,266          4.99 years             $ 6.20          1,266             $ 6.20
$7.56-$19.88                    1,692          8.67 years             $16.14            655             $10.23
$24.44-$32.50                     506          7.89 years             $27.63              0             $    0
                                -----                                                 -----
Total                           3,464          7.21 years             $14.19          1,921             $ 7.58
                                -----                                                 -----


The company accounts for its employee stock purchase plan and its stock option plans under APB Opinion 25; therefore, no compensation costs are recognized when employees purchase stock or when stock options are authorized, granted, or exercised. If compensation costs had been computed under SFAS No. 123, "Accounting for Stock-Based Compensation," the company's net income and earnings per share would have been reduced by approximately $10.4 million, or $.08 per share in 1998, and $1.1 million, or $.01 per share in 1997, and $2.4 million, or $0.02 per share in 1996.

For purposes of computing compensation costs of stock options granted, the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: 5.39% to 6.26% (in 1998) and 5.93% to 6.35% (in 1997) and 5.70% to
6.19% (in 1996) risk-free interest rates; three-year expected lives in 1998, 1997, and 1996; 34% (in 1998) and 31% (in 1997 and 1996) expected volatility;
and .5% expected dividend yields in 1998, 1997, and 1996. Black-Scholes is a widely accepted stock option pricing model; however, the ultimate value of stock options granted will be determined by the actual lives of options granted and future price levels of the company's common stock.

KEY EXECUTIVE AND DIRECTOR STOCK PROGRAMS
RESTRICTED STOCK GRANTS The company has granted restricted common shares to certain key employees. Shares were awarded in the name of the employee, who has all rights of a shareholder, subject to certain restrictions on transferability and a risk of forfeiture. The forfeiture provisions on the awards expire annually, over a period not to exceed six years, as certain financial goals are achieved. During fiscal 1998, no shares were granted under the company's long-term incentive plan, no shares were forfeited, and the forfeiture provisions expired on 52,917 shares. As of May 30, 1998, 176,154 shares remained subject to forfeiture provisions and restrictions on transferability.

The remaining shares subject to forfeiture provisions have been recorded as unearned stock grant compensation and are included as a separate component of shareholders' equity under the caption Key Executive Stock Programs. The unearned compensation is being charged to selling, general, and administrative expense over the five-year vesting period and was $.7, $.4, and $.3 million in 1998, 1997, and 1996, respectively.

KEY EXECUTIVE DEFERRED COMPENSATION PLAN   During fiscal 1997, the company
established the Herman Miller, Inc., Key Executive Deferred Compensation Plan, which allows certain executives to defer receipt of all or a portion of their EVA cash incentive. The company may make a matching contribution of 30% of the executive's contribution up to 50% of the deferred EVA cash incentive. The company matching contribution vests at the rate of 33 1/3% annually. In accordance with the terms of the plan, the executive deferral and company matching contribution have been placed in a "Rabbi" trust, which invests solely in the company's common stock. These Rabbi trust arrangements offer the executive a degree of assurance for ultimate payment of benefits without causing constructive receipt for income tax purposes. Distributions to the executive from the Rabbi trust can only be made in the form of the company's common stock. The assets in the Rabbi trust remain subject to the claims of creditors of the company and are not the property of the executive and are, therefore, included as a separate component of shareholders' equity.

KEY EXECUTIVE STOCK PURCHASE ASSISTANCE PLAN   In October 1994, the company
adopted a key executive stock purchase assistance plan whereby the company may extend credit to officers and key executives to purchase the company's stock through the exercise of options or on the open market. These loans are secured by the shares acquired and are repayable under full recourse promissory notes. The sale or transfer of shares is restricted for five years after the loan is fully paid. The plan provides for the key executives to earn repayment of a portion of the notes, including interest, based on meeting annual performance objectives as set forth by the Executive Compensation Committee of the Board of Directors. The notes bear interest at 7.0 percent per annum. Interest is payable annually and principal is due on various dates through September 1, 2007. As of May 30, 1998, the notes outstanding relating to the exercise of options were $.4 million and are included as a separate component of shareholders' equity under the caption Key Executive Stock Programs. Notes outstanding related to open-market purchases were $.8 million and are recorded in other assets. Compensation expense related to earned repayment was $2.5 million in 1998, $3.9 million in 1997, and $1.7 million in 1996.

DIRECTOR FEES   During fiscal 1997, the Board of Directors approved a plan that allows the Board members to elect to receive their director fees in the form of unrestricted company stock at the then fair market value rather than in cash. Under this plan, the Board members received 7,510 and 4,968 shares of the company's stock in fiscal 1998 and 1997, respectively.

INCOME TAXES
Pretax income consisted of the following:


(In Thousands)                                             1998              1997             1996
Domestic                                               $186,266          $141,742          $77,169
Foreign                                                  23,265           (15,859)          (7,073)
                                                       --------          --------          -------
                                                       $209,531          $125,883          $70,096
                                                       --------          --------          -------

The provision for income taxes consisted of the following:

(In Thousands)                                             1998              1997             1996
Current:  Domestic--Federal                             $77,161           $66,003          $15,725
          Domestic--State                                 4,430             4,957            1,615
          Foreign                                         6,184            (2,287)            (527)
                                                        -------           --------         -------
                                                        $87,775           $68,673          $16,813
                                                        -------           -------          -------
Deferred:  Domestic--Federal                             (7,019)          (15,938)           6,115
           Domestic--State                                  321              (677)              50
           Foreign                                          123              (573)           1,172
                                                        -------           -------          -------
                                                         (6,575)          (17,188)           7,337
                                                        -------           -------          -------
Total income tax provision                              $81,200           $51,485          $24,150
                                                        -------           -------          -------

The following table represents a reconciliation of income taxes at the United States statutory rate with the effective tax rate as follows:

(In Thousands)                                             1998              1997             1996
Income taxes computed at the United States
statutory rate of 35%                                   $73,336           $44,059          $24,534
Increase (decrease) in taxes resulting from:
   Corporate-owned life insurance                         3,915             1,854           (3,302)
   Changes in valuation allowance, net                       --                --           (2,762)
   Additional reserves provided                              --                --            2,834
   State taxes, net                                       3,088             2,782            1,082
Other                                                       861             2,790            1,764
                                                        -------           -------          -------
                                                        $81,200           $51,485          $24,150
                                                        -------           -------          -------

The tax effects and types of temporary differences that give rise to significant components of the deferred tax assets and liabilities at May 30, 1998, and May 31, 1997, are presented below:

(In Thousands)                                                              1998             1997
Deferred tax assets:
  Foreign net operating loss carryforwards                                $ 8,114          $10,791
  Book over tax loss on sale of fixed assets                                5,845            6,045
  Compensation-related accruals                                             9,475            4,186
  Accrued pension and postretirement benefit obligations                   21,743           17,671
  Reserves for inventory                                                    4,317            5,295
  Reserve for uncollectible accounts and notes receivable                   5,756            5,212
  Other                                                                    31,703           27,208
  Valuation allowance                                                      (8,114)         (10,791)
                                                                          -------          -------
                                                                          $78,839          $65,617
                                                                          -------          -------


Deferred tax liabilities:
  Book basis in property in excess of tax basis                          $(19,828)        $(19,429)
  Capitalized software costs                                               (5,340)              --
  Prepaid employee benefits                                                (2,665)          (2,239)
  Other                                                                    (9,386)          (8,904)
                                                                         --------         --------
                                                                         $(37,219)        $(30,572)


The company has foreign net operating loss carryforwards, the tax benefit of which is $8.1 million, of which $6.1 million expires at various dates through 2008, and of which $2.0 million has unlimited expiration. For financial statement purposes, the tax benefit of the foreign net operating loss carryforward has been recognized as a deferred tax asset, subject to a valuation allowance.

Changes in the valuation allowance during 1996 reflect the utilization of the company's capital loss carryforwards which served to offset capital gains recognized on the sale and leaseback of the Roswell, Georgia, facility (see the Long-Term Debt note for a description of the lease) and on certain excess land sold to the company's captive insurance company. In addition, in each of the years presented, the allowance reflects changes in the net operating loss carryforwards at the company's foreign subsidiaries, which in 1997 primarily reflects the divestiture of the German manufacturing operations.

The company has not provided for United States income taxes on undistributed earnings of foreign subsidiaries totaling $50.3 million. Recording of deferred income taxes on these undistributed earnings is not required, since these earnings have been permanently reinvested. These amounts would be subject to possible U.S. taxation only if remitted as dividends. The determination of the hypothetical amount of unrecognized deferred U.S. taxes on undistributed earnings of foreign entities is not practicable.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amount of the company's financial instruments included in current assets and current liabilities approximates their fair value due to their short-term nature. The fair value of the notes receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of May 30, 1998, and May 31, 1997, the fair value of the notes receivable approximated the carrying value. The company intends to hold these notes to maturity and has recorded allowances to reflect the terms negotiated for carrying value purposes. As of May 30, 1998, and May 31, 1997, the carrying value approximated the fair value of the company's long-term debt.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK
The company utilizes derivative financial instruments to manage its exposure to foreign currency volatility at the transactional level. The majority of these contracts relate to major currencies such as the Japanese yen, the Australian dollar, and the British pound. The exposure to credit risk is minimal, since the counterparties are major financial institutions. The market risk exposure is essentially limited to currency rate movements. The gains or losses arising from these financial instruments are applied to offset exchange gains or losses on related hedged exposures. Realized gains or losses in 1998, 1997, and 1996 were not material to the company's results of operations. At May 30, 1998, and May 31, 1997, the company had no outstanding derivative financial instruments.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
The following table presents a reconciliation of net income to net cash provided by operating activities:


(In Thousands)                                             1998              1997             1996
Depreciation and amortization                          $ 50,748           $47,985          $45,009
Loss on divestiture                                          --            14,500               --
Provision for losses on accounts
   and notes receivable                                   5,245             7,302            4,635
Loss on sales of property and equipment                   2,243             1,575              120
Deferred taxes                                           (6,575)          (17,188)           7,337
Other liabilities                                         2,815            17,070            1,468
Stock grants earned                                         718               387              284
Changes in current assets and liabilities:
     Decrease (increase) in assets:
         Accounts receivable                            (12,706)          (11,735)           4,295
         Inventories                                      5,237            11,130           11,042
         Prepaid expenses and other                       3,715            (4,096)          (5,009)
     Increase in liabilities:
         Accounts payable                                13,691            15,296              627
         Accrued liabilities                             75,261            61,546            8,704
                                                       --------          --------           ------
Total changes in current assets and liabilities          85,198            72,141           19,659
                                                       --------          --------           ------
     Total adjustments                                 $140,392          $143,772          $78,512
                                                       --------          --------          -------

     Cash payments for interest and income taxes were as follows:

(In Thousands)                                            1998              1997             1996
Interest paid                                          $ 7,709           $ 8,759           $ 7,458
Income taxes paid                                      $66,023           $53,185           $13,883


CONTINGENCIES
In fiscal 1992, Haworth, Inc. ("Haworth") filed a lawsuit against the company, alleging that the electrical systems used in creation of the company's products infringed one or more of Haworth's patents. In fiscal 1996, the company and Haworth agreed to terms of a settlement. The company continues to believe, based upon written opinion of counsel, that its products did not infringe Haworth's patents and that it would, more likely than not, have prevailed on the merits. However, based on the mounting legal costs, distraction of management focus, and the uncertainty present in any litigation, the company concluded settlement was in the best interest of its shareholders. The settlement included a one time cash payment of $44.0 million in exchange for a complete release. The companies also exchanged limited covenants not to sue with respect to certain existing and potential patent designs. Herman Miller simultaneously reached a settlement with one of its suppliers, who agreed to pay the company $11.0 million and, over the next seven years, to rebate a percentage of its sales to Herman Miller that are in excess of then current levels. The $11.0 million, plus interest, will be paid in annual installments over seven years and, the rebates will be recorded when earned. Accordingly, the company recorded a net litigation settlement expense of $16.5 million after applying previously recorded reserves and the settlement with the supplier.

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

SEGMENT INFORMATION
The company operates on a worldwide basis in a single industry consisting of the design, manufacture, and sale of office furniture systems, products, and related services. The following information is presented with respect to the company's operations in different geographic areas for the fiscal years ended May 30, 1998, May 31, 1997, and June 1, 1996. Transfers between geographic areas represent the selling price of sales to affiliates, which is generally based on cost plus a markup. Net income of foreign operations and exports includes royalty income from licensee sales and reflects the gain or loss on foreign currency exchange. The cash and cash equivalents accounts of the company are considered to be corporate assets. All other assets have been identified with domestic or foreign operations. No single customer accounted for more than 10.0 percent of consolidated net sales.


(In Thousands)                                 United States        Foreign    Adjustments       Consolidated
                                                                 Operations            and
                                                                and Exports   Eliminations
1998
Sales to unaffiliated customers                   $1,451,885       $266,710       $     --         $1,718,595
Transfers between geographic areas                    20,765         20,255        (41,020)                --
                                                   ---------        -------         ------          ---------
Net sales                                         $1,472,650       $286,965       $(41,020)        $1,718,595
                                                   ---------        -------         ------          ---------
Net income                                          $117,091        $11,240        $    --           $128,331
                                                     -------         ------         ------            -------
Identifiable assets                                 $599,810        $69,220        $    --           $669,030
                                                     -------         ------         ------            -------
Corporate assets                                                                                      115,316
                                                                                                      -------
Total assets                                                                                         $784,346
                                                                                                      -------
1997
Sales to unaffiliated customers                   $1,244,645       $251,240     $       --         $1,495,885
Transfers between geographic areas                    23,723         15,732        (39,455)                --
                                                   ---------        -------        -------          ---------
Net sales                                         $1,268,368       $266,972     $  (39,455)        $1,495,885
                                                   ---------        -------        -------          ---------
Net income (loss)                                    $83,497        $(9,099)    $       --            $74,398
                                                      ------         ------      ---------             ------
Identifiable assets                                 $554,044        $95,382     $       --           $649,426
                                                     -------         ------      ---------            -------
Corporate assets                                                                                      106,161
                                                                                                      -------
Total assets                                                                                         $755,587
                                                                                                      -------
1996
Sales to unaffiliated customers                   $1,043,850       $240,081     $       --         $1,283,931
Transfers between geographic areas                    34,667         13,176        (47,843)                --
                                                   ---------        -------         ------          ---------
Net sales                                         $1,078,517       $253,257       $(47,843)        $1,283,931
                                                   ---------        -------        -------          ---------
Net income (loss)                                    $53,977        $(8,031)    $       --            $45,946
                                                      ------         ------      ---------             ------
Identifiable assets                                 $532,371       $105,487     $       --           $637,858
                                                     -------        -------      ---------            -------
Corporate assets                                                                                       57,053
                                                                                                      -------
Total assets                                                                                         $694,911
                                                                                                      -------

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Herman Miller, Inc.:

We have audited the accompanying consolidated balance sheets of Herman Miller, Inc. (a Michigan corporation) and subsidiaries as of May 30, 1998, and May 31, 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended May 30, 1998. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Herman Miller, Inc., and subsidiaries as of May 30, 1998, and May 31, 1997, and the results of their operations and their cash flows for each of the three years in the period ended May 30, 1998, in conformity with generally accepted accounting principles.

Arthur Andersen LLP
Grand Rapids, Michigan
June 25, 1998

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

Michael A. Volkema, President and Chief Executive Officer
Brian C. Walker, Executive Vice President, Financial Services, and Chief Financial Officer
June 25, 1998

Item 9  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------

No changes in, or disagreements with, accountants referenced in Item 304 of Regulation S-K occurred during the 24-month period ended May 30, 1998.

                                    PART III

Item 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

Directors of Registrant
-----------------------

Information relating to directors and director nominees of the registrant is contained under the caption "Director and Executive Officer Information," in the company's definitive Proxy Statement, dated August 18, 1998, relating to the company's 1998 Annual Meeting of Shareholders and the information within that section is incorporated by reference. Information relating to Executive Officers of the company is included in Part I hereof entitled "Executive Officers of the Registrant."

There are no family relationships between or among the above-named executive officers. There are no arrangements or understandings between any of the above-named officers pursuant to which any of them was named an officer.

Item 11  EXECUTIVE COMPENSATION
-------------------------------

Information relating to management remuneration is contained under the tables and discussions on pages 10-12 in the company's definitive Proxy Statement, dated August 18, 1998, relating to the company's 1998 Annual Meeting of Shareholders, and the information within those sections is incorporated by reference.

Item 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT
--------------

The sections entitled "Voting Securities and Principal Shareholders" and "Director and Executive Officer Information" in the definitive Proxy Statement, dated August 18, 1998, relating to the company's 1998 Annual Meeting of Shareholders and the information within those sections is incorporated by reference.

Item 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

Information concerning certain relationships and related transactions contained under the captions "Director and Executive Officer Information" and "Compensation of Board Members and Non-Employee Officers" in the definitive Proxy Statement, dated August 18, 1998, relating to the company's 1998 Annual Meeting of Shareholders is incorporated by reference.

                                     PART IV

Item 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND
REPORTS ON FORM 8-K
-------------------

(a)      1.       Financial Statements
                  --------------------

         The following consolidated financial statements of the company are included in this Form 10-K on the pages noted:

                                                                 Page Number in
                                                                 the Form 10-K
                                                                 -------------
         Consolidated Statements of Income                              23
         Consolidated Balance Sheets                                    24
         Consolidated Statements of Shareholders' Equity                25
         Consolidated Statements of Cash Flows                          26
         Notes to Consolidated Financial Statements                    27-42
         Report of Independent Public Accountants                       43
         Management's Report on Financial Statements                    44

(a)      2.       Financial Statement Schedule
                  ----------------------------

         The following financial statement schedule and related Report of Independent Public Accountants on the Financial Statement Schedule are included in this Form 10-K on the pages noted:

                                                                 Page Number in
                                                                 this Form 10-K
                                                                 --------------
         Report of Independent Public Accountants                       48
         on Financial Statement Schedule

                                                                 Page Number in
                                                                 this Form 10-K
                                                                 --------------
         Schedule II-         Valuation and Qualifying
                              Accounts and Reserves for
                              the Years Ended May 30,
                              1998; May 31, 1997; and
                              June 1, 1996                              50

         All other schedules required by Form 10-K Annual Report have been omitted because they were inapplicable, included in the notes to consolidated financial statements, or otherwise not required under instructions contained in Regulation S-X.

         (a)      3.       Exhibits
                           --------

         Reference is made to the Exhibit Index which is found on pages 51 through 53 of this Form 10-K Annual Report.

         (b)      Reports on Form 8-K
                  -------------------

                  No reports on Form 8-K were filed during the fourth quarter of the year ended May 30, 1998.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE
------------------------------------------------------------------------

To the Shareholders and Board of Directors of Herman Miller, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Herman Miller, Inc., and subsidiaries included in this Form 10-K, and have issued our report thereon dated June 25, 1998. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed at Item 14(a)2 above is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

         /s/Arthur Andersen LLP
         -----------------------
         Grand Rapids, Michigan
         June 25, 1998

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERMAN MILLER, INC.


/s/      Michael A. Volkema                          and      /s/      Brian C. Walker
-------------------------------------------------             ------------------------------------
By       Michael A. Volkema                                            Brian C. Walker
         (President and Chief Executive Officer)                       (Chief Financial Officer)


Date: August 21, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on August 21, 1998, by the following persons on behalf of the Registrant in the capacities indicated. Each Director of the Registrant, whose signature appears below, hereby appoints Michael A. Volkema as his attorney-in-fact, to sign in his name and on his behalf, as a Director of the Registrant, and to file with the Commission any and all amendments to this Report on Form 10-K.


         /s/ David L. Nelson              /s/ Michael A. Volkema
         --------------------------       ----------------------
         David L. Nelson                  Michael A. Volkema
         (Chairman of the Board)          (President, Chief Executive
                                          Officer and Director)


         /s/ William K. Brehm             /s/ E. David Crockett
         --------------------------       ---------------------
         William K. Brehm                 E. David Crockett
         (Director)                       (Director)


         /s/ James R. Carreker            /s/ Lord Griffiths of Fforestfach
         --------------------------       ---------------------------------
         James R. Carreker                Lord Griffiths of Fforestfach
         (Director)                       (Director)


         /s/ Richard H. Ruch              /s/ C. William Pollard
         --------------------------       ----------------------
         Richard H. Ruch                  C. William Pollard
         (Director)                       (Director)


         /s/ Dorothy A. Terrell           /s/ Ruth A. Reister
         --------------------------       -------------------
         Dorothy A. Terrell               Ruth A. Reister
         (Director)                       (Director)


         /s/ H. Harold Chandler
         --------------------------
         J. Harold Chandler
         (Director)

                      HERMAN MILLER, INC., AND SUBSIDIARIES
                      -------------------------------------

                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                 ----------------------------------------------
                                 (In Thousands)



Column A                                           Column B             Column C                 Column D             Column E
--------                                           --------      ----------------------   ------------------------    --------
                                                                 Additions    Increased   Uncollectible
                                                   Balance at    charged to   net         accounts                    Balance
                                                   beginning     costs and    operating   written off   Losses        at end
                                                   of period     expenses     losses      (net)   (1)   Utilized (2)  of period
                                                   ---------     --------     ------       ----------   -----------   ---------
Description
-----------
Year ended May 30, 1998:
    Allowance for possible losses
    on accounts receivable                          $12,943      $ 4,558      $  --        $ 3,709      $  --         $13,792

    Allowance for possible losses
    on notes receivable                             $ 8,489      $ 2,881      $  --        $ 2,940      $  --         $ 8,430

    Valuation allowance for deferred tax asset      $10,791      $  --        $   378      $  --        $ 3,055       $ 8,114

Year ended May 31, 1997:
    Allowance for possible losses                   $10,423      $ 4,809      $  --        $ 2,289      $  --         $12,943
    on accounts receivable

    Allowance for possible losses                   $ 4,415      $ 4,074      $  --        $  --        $  --         $ 8,489
    on notes receivable

    Valuation allowance for deferred tax asset      $22,475      $  --        $ 1,034      $  --        $12,718       $10,791

Year ended June 1, 1996:
    Allowance for possible losses
    on accounts receivable                          $ 7,180      $ 3,816      $  --        $   573      $  --         $10,423

    Allowance for possible losses
    on notes receivable                             $ 2,627      $ 2,573      $  --        $   785      $  --         $ 4,415

    Valuation allowance for deferred tax asset      $25,237      $  --        $ 3,856      $  --        $ 6,618       $22,475


(1) Includes effects of foreign currency translation.
(2) Includes utilization of capital and net operating losses. In 1997, this includes the write-off related to the German divestiture.

                      HERMAN MILLER, INC., AND SUBSIDIARIES
                      -------------------------------------

                                  Exhibit Index
                                  -------------

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

(4)      Instruments Defining the Rights of Security Holders

         (a) Specimen copy of Herman Miller, Inc., common stock is incorporated by reference to Exhibit 4(a) of Registrant's 1981
                  Form 10-K Annual Report.

         (b) Note Purchase Agreement dated March 1, 1996, is incorporated by reference to Exhibit 4(b) of the Registrant's 1996 Form
                  10-K Annual Report.

         (c) Other instruments which define the rights of holders of long-term debt individually represent debt of less than 10% of total assets. In accordance with item 601(b)(4)(iii)(A) of regulation S-K, the Registrant agrees to furnish to the Commission copies of such agreements upon request.

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

(10)     Material Contracts

         (a) Description of Officers Executive Incentive Plan is incorporated by reference to Exhibit 10(e) of the Registrant's
                  1981 Form 10-K Annual Report. *

         (b) Officers' Supplemental Retirement Income Plan is incorporated by reference to Exhibit 10(f) of the Registrant's 1986 Form
                  10-K Annual Report. *



                                                                                                 Page
                                                                                                 ----

Exhibit Index (continued)
         (c) Officers' Salary Continuation Plan is incorporated by reference to Exhibit 10(g) of the Registrant's 1982 Form 10-K
                  Annual Report.*

         (d)      Herman Miller, Inc., Plan for Severance Compensation after
                  Hostile Takeover is incorporated by reference to Exhibit 10(f) of the Registrant's 1986 Form 10-K Annual Report.*

         (e) Amended Herman Miller, Inc., Plan for Severance Compensation after Hostile Takeover, dated January 17, 1990, is incorporated by reference to Exhibit 10(n) of the Registrant's
                  1990 Form 10-K Annual Report.*

         (f)      Herman Miller, Inc., 1994 Key Executive Stock Purchase
                  Assistant Plan, dated October 6, 1994, is incorporated by reference to Appendix C of the Registrant's 1994 Proxy
                  Statement.*

         (g)      First Amendment to the Herman Miller, Inc., 1994 Key Executive
                  Stock Purchase Assistant Plan, dated April 28, 1998, is
                  incorporated by reference to Exhibit 10(g) of the Registrant's
                  1998 Form 10-K Annual Report.*                                                 54-56

         (h) Incentive Share Grant Agreement, dated October 4, 1995, between the company and Michael A. Volkema is incorporated by reference to Exhibit 10(g) of the Registrant's 1996 Form 10-K
                  Annual Report.*

         (i) Incentive Share Grant Agreement, dated May 15, 1996, between the company and Michael A. Volkema is incorporated by reference to Exhibit 10(h) of the Registrant's 1996 Form 10-K
                  Annual Report.*

         (j)      Termination and Mutual Release Agreement, dated March 27,
                  1996, between the company and Hansjorg Broser is incorporated by reference to Exhibit 10(i) of the Registrant's 1996 Form
                  10K Annual Report.*

         (k)      Herman Miller, Inc., Long-Term Incentive Plan, dated October
                  6, 1994, is incorporated by reference to Exhibit 4 of the Registrant's May 22, 1996, Form S-8 Registration No. 33-04369.*

         (l)      Herman Miller, Inc., 1994 Nonemployee Officer and Director
                  Stock Option Plan, dated October 6, 1994, is incorporated by reference to Exhibit 4 of the Registrant's May 22, 1996, Form
                  S-8 Registration No. 33-04367.*

         (m)      First Amendment to Herman Miller, Inc., 1994 Nonemployee
                  Officer and Director Stock Option Plan, dated January 7, 1997, is incorporated by reference to Exhibit 10(m) of the
                  Registrant's 1998 Form 10-K Annual Report.*                                    57-59


         (n) Herman Miller, Inc., Key Executive Deferred Compensation Plan and form of Deferred Compensation Agreement, dated February
                  28, 1997, is incorporated by reference to Exhibit 10(l) of the Registrant's 1997 Form 10-K Annual Report.

         (o)      First Amendment to the Herman Miller, Inc., Key Executive
                  Deferred Compensation Plan, dated January 20, 1998, is
                  incorporated by reference to Exhibit 10(o) of the Registrant's
                  1998 Form 10-K Annual Report.                                                  60

         (p) Consulting Agreement, dated October 2, 1996, between the company and Dr. Alan Fern is incorporated by reference to
                  Exhibit 10(m) of the registrant's 1997 Form 10-K Annual
                  Report.

         (q)      Herman Miller, Inc., Incentive Cash Bonus Plan, dated
                  September 29, 1998, is incorporated by reference to Appendix A of the Registrant's 1998 Proxy Statement.*

         * denotes compensatory plan or arrangement.

(21)     Subsidiaries.                                                                           61

(23)     Consent of Independent Public Accountants                                               62

(27)     Financial Data Schedule (exhibit available upon request)