Form 10-Q
period 1998-08-29
MILLER HERMAN INC
filed 1998-10-13
CIK 66382

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended August 29, 1998                     Commission File No. 0-5813


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

Common Stock Outstanding at September 30, 1998--85,977,622 shares.

The Exhibit Index appears at page 16.

                          HERMAN MILLER, INC. FORM 10-Q
                      FOR THE QUARTER ENDED AUGUST 29, 1998
                                      INDEX




                                                                       Page No.
                                                                       --------

Part I -- Financial Information

       Condensed Consolidated Balance Sheets--
             August 29, 1998, and May 30, 1998                           3

       Condensed Consolidated Statements of Income--
             Three Months Ended August 29, 1998,
             and August 30, 1997                                         4

       Condensed Consolidated Statements of Cash Flows--
             Three Months Ended August 29, 1998,
             and August 30, 1997                                         5

       Notes to Condensed Consolidated Financial Statements              6-8

       Management's Discussion and Analysis of
             Financial Condition and Results of Operations               9-12

Part II -- Other Information

       Exhibits and Reports on Form 8-K                                  13-14

       Signatures                                                        15

       Exhibit Index                                                     16

                               HERMAN MILLER, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                           August 29,    May 30,                                              August 29,     May 30,
                                              1998        1998                                                  1998          1998
                                          -----------  ---------                                            -----------     --------
                                          (unaudited)  (audited)                                            (unaudited)    (audited)
ASSETS                                                           LIABILITIES & SHAREHOLDERS' EQUITY
------                                                           ----------------------------------
CURRENT ASSETS:                                                    CURRENT LIABILITIES:
      Cash and cash equivalents             $109,003   $115,316       Unfunded checks                        $ 27,348      $ 35,241
      Accounts receivable, net               183,522    192,384       Current portion of long-term debt        10,184        10,203
      Inventories--                                                   Notes payable                            11,871        19,542
        Finished goods                        20,594     19,807       Accounts payable                         84,495        92,241
        Work in process                        8,045      8,844       Accruals                                224,257       221,105
                                                                                                             --------      --------
        Raw materials                         17,123     19,006        Total current liabilities              358,155       378,332
                                            --------   --------                                              --------      --------
          Total inventories                   45,762     47,657
      Prepaid expenses and other              47,507     44,778    LONG-TERM DEBT, less current portion       100,960       100,910
                                            --------   --------
                                                                   OTHER LIABILITIES                           73,505        74,102
          Total current assets                385,794   400,135
                                            ---------   -------    SHAREHOLDERS' EQUITY:
PROPERTY AND EQUIPMENT, AT COST:             614,378    595,872       Common stock $.20 par value              17,232        17,397
      Less-accumulated depreciation          317,694    305,208       Retained earnings                       235,320       227,464
                                            --------   --------
          Net property and equipment         296,684    290,664       Cumulative translation adjustment        (9,298)       (9,360)
                                            --------   --------
                                                                      Key executive stock programs             (7,386)       (4,499)
                                                                                                             --------      --------
OTHER ASSETS:
      Notes receivable, net                    21,196    27,522       Total shareholders' equity              235,868       231,002
                                                                                                             --------      --------
      Other noncurrent assets                  64,814    66,025
                                             --------   -------
                                                                          Total liabilities and
          Total assets                       $768,488  $784,346           shareholders' equity               $768,488      $784,346
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

                               HERMAN MILLER, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                          Three Months Ended
                                                          ------------------
                                                       August 29,     August 30,
                                                          1998           1997
                                                          ----           ----

NET SALES                                              $ 447,503      $ 401,545

COST AND EXPENSES:

     Cost of goods sold                                  277,291        254,544
     Operating expenses (1)                              115,286        102,100
     Interest expense                                      2,276          2,189
     Other income, net                                    (3,105)        (2,345)
                                                       ---------      ---------
                                                         391,748        356,488
                                                       ---------      ---------

INCOME BEFORE TAXES ON INCOME                             55,755         45,057
                                                       ---------      ---------

PROVISION FOR TAXES ON INCOME                          $  21,750         17,250
                                                       ---------      ---------

NET INCOME (1)                                         $  34,005      $  27,807
                                                       =========      =========

NET INCOME PER COMMON
SHARE--BASIC (1)                                       $     .39      $     .30
                                                       =========      =========

NET INCOME PER COMMON
SHARE--DILUTED (1)                                     $     .39      $     .30
                                                       =========      =========
DIVIDENDS PER SHARE OF
COMMON STOCK                                           $    .036      $    .036
                                                       =========      =========


(1) Fiscal 1998 amounts have been restated for the adoption of Statement of Position 98-1, "Accounting for the Costs of
    Computer Software Developed or Obtained for Internal Use."

See accompanying notes to condensed consolidated financial statements.

                               HERMAN MILLER, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF
                                   CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                             Three Months Ended
                                                                                                             ------------------
                                                                                                          August 29,      August 30,
                                                                                                             1998            1997
                                                                                                             ----            ----
                    CASH FLOWS FROM OPERATING ACTIVITIES:
                          Net income (1)                                                                   $ 34,005        $ 27,807
                          Depreciation and amortization                                                      14,877          13,807
                          Changes in current assets and liabilities                                          (3,797)          3,801
                          Other, net                                                                          1,688           1,044
                                                                                                           --------        --------
                          Net cash provided by operating activities                                          46,773          46,459
                                                                                                           --------        --------

                    CASH FLOWS FROM INVESTING ACTIVITIES:
                          Notes receivable repayments                                                       127,895         165,713
                          Notes receivable issued                                                          (121,554)       (150,775)
                          Capital expenditures (1)                                                          (21,683)        (10,518)
                          Other, net                                                                            626           1,515
                                                                                                           --------        --------
                          Net cash provided by (used for) investing activities                              (14,716)          5,935
                                                                                                           --------        --------

                    CASH FLOWS FROM FINANCING ACTIVITIES:
                          Net short-term debt repayments                                                     (7,270)         (1,535)
                          Net long-term debt repayments                                                         (52)            (49)
                          Dividends paid                                                                     (3,153)         (3,336)
                          Capital lease repayment                                                                83               0
                          Net common stock issued                                                             2,328          14,298
                          Common stock purchased and retired                                                (28,954)        (35,993)
                                                                                                           --------        --------
                          Net cash used for financing activities                                            (37,018)        (26,615)
                                                                                                           --------        --------

                    EFFECT OF EXCHANGE RATE
                          CHANGES ON CASH                                                                    (1,352)            602
                                                                                                           --------        --------

                    NET INCREASE (DECREASE) IN CASH AND
                          CASH EQUIVALENTS                                                                   (6,313)         26,381

                    CASH AND CASH EQUIVALENTS,
                          BEGINNING OF PERIOD                                                               115,316         106,161
                                                                                                           --------        --------

                    CASH AND CASH EQUIVALENTS,
                          AT END OF PERIOD                                                                 $109,003        $132,542
                                                                                                           ========        ========

      (1) Fiscal 1998 amounts have been restated for the adoption of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."

     See accompanying notes to condensed consolidated financial statements.

                               HERMAN MILLER, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


FOOTNOTE DISCLOSURES

The condensed consolidated financial statements have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The company believes that the disclosures made in this document are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company's Annual Report on Form 10-K for the year ended May 30, 1998.

FISCAL YEAR

The company's fiscal year ends on the Saturday closest to May 31. Accordingly, the years ended May 29, 1999, and May 30, 1998, contain 52 weeks.

NEW ACCOUNTING STANDARDS

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The company adopted this SOP during the third quarter of fiscal 1998, retroactive to the beginning of the fiscal year. The adoption of this SOP resulted in an increase in net income of $.5 million, or $.01 in diluted earnings per share(EPS) for the quarter ended August 30, 1997. The company is also in compliance with Emerging Issues Task Force (EITF) Issue 97-13, "Accounting for Costs Incurred in Connection with a Consulting Contract that Combines Business Process Reengineering and Information Technology Transformation."

In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," was issued. This statement requires the disclosure of comprehensive income, which, for Herman Miller, includes net income and foreign currency translation adjustments. Comprehensive income was $34.1 million for the quarter ended August 29, 1998, and $28.1 million for the quarter ended August 30, 1997.

EARNINGS PER SHARE

The following table reconciles the numerators and denominators used in the calculations of basic and diluted EPS:

                                                                 Three Months Ended
                                                                 ------------------
                                                           August 29,           August 30,
                                                             1998                 1997
                                                             ----                 ----
Numerators:
-----------
Numerator for both basic and diluted EPS,
net income                                               $    34,005          $    27,807
                                                         ===========          ===========
Denominators:
-------------
Denominator for basic EPS,
weighted-average common shares outstanding                86,478,364           92,049,028

Potentially dilutive shares resulting from stock           1,429,381            1,867,314
option plans                                             -----------          -----------


Denominator for diluted EPS                               87,907,745           93,916,342
                                                         ===========          ===========

The following exercisable stock options were not included in the computation of diluted EPS because the option prices were greater than average quarterly market prices.

                                        Three Months Ended
                                        ------------------
                                   August 29,             August 30,
Exercise Price                        1998                  1997
                                      ----                  ----

$28.41                                13,000
$29.75                             1,084,249
$31.00                                 7,950
$32.50                               132,368
$35.75                             _________               64,000
                                                           ------
                                   1,237,567               64,000

SUPPLEMENTAL CASH FLOW INFORMATION

Cash and cash equivalents include all highly liquid debt instruments purchased as part of the company's cash management function. Due to the short maturities of these items, the carrying amount approximates fair value.

Cash payments for income taxes and interest (in thousands) were as follows:

                                                 Three Months Ended
                                                 ------------------
                                         August 29,               August 30,
                                           1998                      1997
                                         ----------               ----------

      Interest paid                        $2,546                   $1,316
      Income taxes paid                    $1,967                   $7,102

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

REPORT OF MANAGEMENT

In the opinion of the company, the accompanying unaudited condensed consolidated financial statements taken as a whole contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of the company as of August 29, 1998, and the results of its operations and cash flows for the three months then ended. Interim results are not necessarily indicative of results for a full year.

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

                                                            Three Months
                                                            ------------
                                                        $                  %
                                                     ------              -----

         NET SALES                                   45,958              11.4%

         COST OF GOODS SOLD                          22,747               8.9%

         OPERATING EXPENSES                          13,186              12.9%

         INTEREST EXPENSE                                87               4.0%

         OTHER INCOME NET*                              760              32.4%

         INCOME BEFORE TAXES ON
         INCOME                                      10,698              23.7%

         PROVISION FOR TAXES ON                       4,500              26.1%
         INCOME

         NET INCOME                                   6,198              22.3%



    *Represents an increase in other income.

B.       Results of Operations

         First Quarter FY 1999 versus First Quarter FY 1998

         Net sales increased $46.0 million, or 11.4 percent, to $447.5 million for the three months ended August 29, 1998. The increase was primarily due to unit volume increases in our domestic and European operations.

         United States net sales were up 13.5 percent for the first quarter. Excluding the impact of acquisitions, the domestic business grew 12.3 percent in the first quarter. No acquisitions were completed during the first quarter of 1999. For the two months ended July 1998, the Business and Institutional Furniture Manufacturer's Association (BIFMA) reported that the industry sales grew 10.0 percent. BIFMA's growth estimate remains at 8 percent for calendar 1998 and 5 percent for calendar 1999.

         For the first quarter, Coro continues to be our fastest growing business. Excluding acquisitions, Coro's sales increased approximately
         33.0 percent over the same quarter last year. The Coro network is currently made up of 9 owned dealers and 27 affiliated dealers.

         From a product segment standpoint, our largest percentage growth for the three months was in the seating category. The most significant growth came from our Aeron and Ambi chairs (including the complementary Ambi side chair). Systems furniture still represents the largest area of dollar growth as it is the largest segment. The company's newest systems product line, Q Systems, has continued to grow significantly.
         Q Systems sales were $11.0 million in the first quarter of this year compared to $4.8 million in the first quarter of last year.

         Net sales of international operations and export sales from the United States in the first quarter ended August 29, 1998, totaled $58.9 million compared with $59.1 million last year. This represented a decline of .3 percent for the quarter. Most of the decline was in Asia and Latin America where we continue to have weak demand. We are primarily an exporter to these markets. The increased value of the U.S. dollar makes our product more expensive in comparison to locally produced goods. On the positive side, our European operations, led by the U.K., continued to have solid year-over-year sales growth.

         In the first quarter, our International operations earned $1.9 million compared to $2.3 million in the same period of last year. The decline is primarily due to lower gross product margins and lower sales.

         New orders for the first quarter increased 8.8 percent to $443.7 million. The backlog of unfilled orders at August 29, 1998, was $225.3 million, compared with $209.3 million a year earlier, and $229.1 million at May 30, 1998.

         Gross margin, as a percent of sales, increased to 38.0 percent during the first quarter of 1999, compared to a gross margin of 36.6 percent in the first quarter of 1998. The improvement reflects a favorable product mix, improved productivity, and value enhancement engineering projects. In addition, we have had a slight improvement in per unit material cost. Going forward, we expect gross margins to be in the range of 37.0 percent to 38.0 percent. We believe we can continue to improve productivity; however, these improvements may be partially offset by potential disruption costs associated with implementing our new ERP (Enterprise Resource Planning) system and continued price pressures.

         Operating expenses, as a percent of net sales, were 25.8 percent compared with 25.4 percent in the first quarter of last year. Total operating expenses increased $13.2 million from $102.1 million in the first quarter of last year to $115.3 million. This increase is primarily due to the significant investments we are making in our ERP systems solution, in our electronic selling platform, and in the continued development of new and enhanced products for our customers.

         Interest expense of $2.3 million was comparable to the first quarter of fiscal 1998. Total interest-bearing debt was $123.0 million at the end of the first quarter of fiscal 1999, compared with $130.7 million at May 30, 1998, and $125.7 million at August 30, 1997.

         The effective tax rate for the first quarter was 39.0 percent compared with 38.3 percent in the same period of last year. We expect the tax rate to remain in the 38.0 to 39.0 percent range.

         Net income increased 22.3 percent to $34.0 million in the first three months of fiscal 1999, compared to $27.8 million for the same period last year. The faster growth rate in net income compared with sales reflects our continued improvement in operating margins.

         Year 2000

         During fiscal year 1998, the company performed an analysis of the work necessary to assure that its existing information systems and manufacturing equipment for both domestic and international operations will be able to address the issues surrounding the advent of the year 2000. The company has a comprehensive, written plan, which is regularly updated and monitored by technical personnel and company management, and reported to the Board of Directors. The company is now in active renovation with the costs of the year 2000 modification being expensed in the period incurred. To date, the company has spent $4.5 million on year 2000 renovations. These are renovations to existing systems and are exclusive of the implementation of our new ERP system. The company expects to spend an additional $.5 - $1.5 million to complete the renovation. The renovation is expected to be completed by December 1998.

         The company is also in the process of verifying year 2000 conversion plans with its vendors and independent dealers. If any significant vendors or dealers are identified which do not have appropriate or timely year 2000 conversion plans, the company will immediately begin to make contingency plans in order to minimize potential adverse affects on business operations.

         Management believes that the probability of experiencing a material business disruption due to the year 2000 issue is remote based on the current status of the company's comprehensive remediation plan.

C.       Financial Condition, Liquidity, and Capital Resources

         First Quarter FY 1999 versus First Quarter FY 1998

         1. Cash flow from operating activities was $46.8 million versus $46.5 million in the first quarter of fiscal 1998.
         2. Days sales in accounts receivable plus days sales in inventory decreased to 55.9 days versus 57.9 days on August 30, 1997, and
                 56.2 days on May 30, 1998.
         3. Total interest-bearing debt decreased to $123.0 million compared to $130.7 million at May 30, 1998. Debt-to-total capital now stands at 34.3 percent versus 36.1 percent on May 30, 1998. Going forward, we expect to be in the range of 30 to 35 percent for the debt-to-total capital ratio.
         4. Capital expenditures for the first quarter of fiscal 1999 were $21.7 million versus $10.5 million for the first quarter of fiscal 1998. Much of the increase was related to the implementation of our enterprise-wide information system, continued implementation of our electronic selling platform, and new product development. We also expect to spend $20 million during fiscal 1999 for the continued development of the Coro network.
         5. During the first three months of fiscal 1999, the company repurchased 1.0 million shares of common stock for $29.0 million.

Part II

Item 4: Submission of Matters to Vote of Security Holders

At the Annual Shareholders Meeting held September 29, 1998, the shareholders voted on various proposals presented in the company's 1998 definitive proxy statement. The results of the votes follow:

1. Proposal to elect four directors to serve a term of three years and one director to serve a term of two years.

         a.       Terms expiring in 2001

                                                                                                     Broker
                                                        For          Against         Withheld        Non-Vote
                                                        ---          -------         --------        --------

                  Dr. E. David Crockett               74,131,556        0             950,808           0
                  C. William Pollard                  74,133,035        0             949,329           0
                  Dorothy A. Terrell                  74,131,317        0             951,047           0
                  Michael A. Volkema                  74,114,598        0             967,766           0

         b.       Term expiring in 2000

                  David L. Nelson                     74,130,305        0             952,059           0
2.       Proposal to amend the Company's Articles of Incorporation to increase the authorized common stock from 120,000,000 shares to 240,000,000 shares of common stock, $.20 par value

                                                                                                     Broker
                                                        For          Against         Withheld        Non-Vote
                                                        ---          -------         --------        --------
                                                      72,021,690     2,806,563       254,111            0
3. Proposal to amend the company's Long-Term Incentive Plan.

                                                                                                     Broker
                                                        For          Against         Withheld        Non-Vote
                                                        ---          -------         --------        --------
                                                      60,895,466    5,769,373      1,178,792        7,238,733

4. Proposal to approve and adopt the company's Incentive Cash Bonus Plan.

                                                                                                     Broker
                                                        For           Against        Withheld        Non-Vote
                                                        ---           -------        --------        --------
                                                      70,617,671     3,332,230      1,132,463           0
5.       Proposal to ratify the appointment of Arthur Andersen LLP as the independent public accountants for the company for the fiscal year ending May 29, 1999.

                                                                                                     Broker
                                                        For          Against         Withheld        Non-Vote
                                                        ---          -------         --------        --------
                                                      73,847,178     107,277         1,127,909          0



Item 6: Exhibits and Reports on Form 8-K

1.       Exhibits

         See Exhibit Index.

2.       Reports on Form 8-K

         No reports on Form 8-K were filed during the three months ended August 29, 1998.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

                                     HERMAN MILLER, INC.



October 7, 1998                      \s\ Michael A. Volkema
                                     ----------------------------------------
                                     Michael A. Volkema
                                     (President and
                                     Chief Executive Officer)



October 7, 1998                      \s\ Brian C. Walker
                                     ----------------------------------------
                                     Brian C. Walker
                                     (Chief Financial Officer)

Exhibit Index

(27)     Financial Data Schedule (Exhibit available upon request)