Form 10-Q
period 1998-11-28
MILLER HERMAN INC
filed 1999-01-12
CIK 66382

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

For Quarter Ended November 28, 1998                   Commission File No. 0-5813


                               HERMAN MILLER, INC.


A Michigan Corporation                                         ID No. 38-0837640

855 East Main Avenue, Zeeland, MI  49464-0302               Phone (616) 654 3000

Herman Miller, Inc.

       (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months

                                                             Yes   X     No
                                                                 ----       ----

       (2)    has been subject to such filing requirements for the past 90 days.

                                                             Yes   X     No
                                                                 ----       ----
Common Stock Outstanding at January 7, 1999--84,973,235 shares.

The Exhibit Index appears at page 18.

                          HERMAN MILLER, INC. FORM 10-Q
                     FOR THE QUARTER ENDED NOVEMBER 28, 1998
                                      INDEX



                                                                                                  Page No.
                                                                                                  --------

Part I--Financial Information

       Condensed Consolidated Balance Sheets--
             November 28, 1998, and May 30, 1998                                                    3

       Condensed Consolidated Statements of Income--
             Three and Six Months Ended November 28, 1998,
             and November 29, 1997                                                                  4

       Condensed Consolidated Statements of Cash Flows--
             Six Months Ended November 28, 1998,
             and November 29, 1997                                                                  5

       Notes to Condensed Consolidated Financial Statements                                         6-8

       Management's Discussion and Analysis of
             Financial Condition and Results of Operations                                          9-15

Part II--Other Information

       Exhibits and Reports on Form 8-K                                                             16

       Signatures                                                                                   17

       Exhibit Index                                                                                18

                               HERMAN MILLER, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                             Nov 28,          May 30,
                                                              1998             1998
                                                          -----------       --------
                                                          (unaudited)       (audited)
ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                            $ 97,310        $115,316
      Accounts receivable, net                              196,063         192,384
      Inventories--
        Finished goods                                       17,073          19,807
        Work in process                                       9,224           8,844
        Raw materials                                        17,760          19,006
                                                           --------        --------
          Total inventories                                  44,057          47,657
                                                           --------        --------
      Prepaid expenses and other                             48,328          44,778
                                                           --------        --------
          Total current assets                              385,758         400,135
                                                           --------        --------

PROPERTY AND EQUIPMENT, AT COST:                            614,903         595,872
      Less-accumulated depreciation                         318,904         305,208
                                                           --------        --------
          Net property and equipment                        295,999         290,664
                                                           --------        --------

OTHER ASSETS:
      Notes receivable, net                                  25,340          27,522
      Other noncurrent assets                                60,885          66,025
                                                           --------        --------


          Total assets                                     $767,982        $784,346
                                                           ========        ========



                                                                  Nov. 28,       May 30,
                                                                   1998           1998
                                                                -----------    ---------
                                                                (unaudited)    (audited)
     LIABILITIES & SHAREHOLDERS' EQUITY

     CURRENT LIABILITIES:
          Unfunded checks                                       $ 17,509        $ 35,241
          Current portion of long-term debt                          146          10,203
          Notes payable                                           11,193          19,542
          Accounts payable                                        88,416          92,241
          Accruals                                               226,221         221,105
                                                                --------        --------
            Total current liabilities                            343,485         378,332
                                                                --------        --------


     LONG-TERM DEBT, less current portion                        100,910         100,910



     OTHER LIABILITIES                                            78,531          74,102

     SHAREHOLDERS' EQUITY:

          Common stock $.20 par value                             16,988          17,397
          Retained earnings                                      244,664         227,464
          Cumulative translation adjustment                       (9,443)         (9,360)
          Key executive stock programs                            (7,153)         (4,499)
                                                                --------        --------


            Total shareholders' equity                           245,056         231,002
                                                                --------        --------
              Total liabilities and
              shareholders' equity                              $767,982        $784,346
                                                                ========        ========


     See accompanying notes to condensed consolidated financial statements.

                               HERMAN MILLER, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                   Three Months Ended                  Six Months Ended
                                                                   ------------------                  ----------------
                                                                Nov. 28,         Nov. 29,          Nov. 28,          Nov. 29,
                                                                  1998             1997              1998              1997
                                                                  ----             ----              ----              ----

                 NET SALES                                      $464,818         $415,086           $912,321         $816,631

                 COST AND EXPENSES:

                      Cost of goods sold                         288,706          263,443            565,997          517,987
                      Operating expenses (1)                     115,797          102,758            231,083          204,858
                      Interest expense                             2,390            1,843              4,666            4,032
                      Other income, net                           (6,938)          (1,654)           (10,043)          (3,999)
                                                                --------        ---------           --------         --------
                                                                 399,955          366,390            791,703          722,878
                                                                --------        ---------           --------         --------

                 INCOME BEFORE TAXES ON INCOME                    64,863           48,696            120,618           93,753

                 PROVISION FOR TAXES ON INCOME                    25,950           18,250             47,700           35,500
                                                                --------        ---------           --------         --------

                 NET INCOME (1)                                 $ 38,913        $  30,446           $ 72,918         $ 58,253
                                                                ========        =========           ========         ========
                 NET INCOME PER COMMON SHARE--BASIC (1)         $    .46        $     .34           $    .85         $    .64
                                                                ========        =========           ========         ========

                 NET INCOME PER COMMON SHARE--DILUTED (1)       $    .45        $     .33           $    .84         $    .63
                                                                ========        =========           ========         ========

                 DIVIDENDS PER SHARE OF
                 COMMON STOCK                                   $ .03625        $  .03625           $  .0725         $  .0725
                                                                ========        =========           ========         ========






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

                               HERMAN MILLER, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF
                                   CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                         Six Months Ended
                                                                         ----------------
                                                                       Nov. 28,           Nov. 29,
                                                                         1998               1997
                                                                         ----               ----


     CASH FLOWS FROM OPERATING ACTIVITIES:
           Net income (1)                                              $  72,918       $  58,253
           Depreciation and amortization                                  31,266          27,102
           Changes in current assets and liabilities                     (19,422)          4,610
           Other, net                                                        (41)          6,670
                                                                       ---------       ---------
           Net cash provided by operating activities                      84,721          96,635
                                                                       ---------       ---------

     CASH FLOWS FROM INVESTING ACTIVITIES:
           Notes receivable repayments                                   243,749         297,593
           Notes receivable issued                                      (239,464)       (289,910)
           Capital expenditures (1)                                      (44,819)        (23,919)
           Proceeds from sale of fixed assets                             20,485
           Other, net                                                     (3,988)          4,184
                                                                       ---------       ---------
           Net cash used for investing activities                        (24,037)        (12,052)
                                                                       ---------       ---------

     CASH FLOWS FROM FINANCING ACTIVITIES:
           Net short-term debt repayments                                 (8,820)          2,082
           Net long-term debt repayments                                 (10,055)            (23)
           Dividends paid                                                 (6,276)         (6,668)
           Capital lease repayment                                           (38)            (72)
           Net common stock issued                                        10,417          18,265
           Common stock purchased and retired                            (63,474)        (93,302)
                                                                       ---------       ---------
           Net cash used for financing activities                        (78,246)        (79,718)
                                                                       ---------       ---------

     EFFECT OF EXCHANGE RATE
           CHANGES ON CASH                                                  (444)            359
                                                                       ---------       ---------

     NET INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                                              (18,006)          5,224

     CASH AND CASH EQUIVALENTS,
           BEGINNING OF PERIOD                                           115,316         106,161
                                                                       ---------       ---------

     CASH AND CASH EQUIVALENTS,
           AT END OF PERIOD                                            $  97,310       $ 111,385
                                                                       =========       =========

     (1)Fiscal 1998 amounts have been restated for the adoption of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."

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

NEW ACCOUNTING STANDARDS

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The company adopted this SOP during the third quarter of fiscal 1998, retroactive to the beginning of the fiscal year. The adoption of this SOP resulted in an increase in net income of $.8 million, or $.01 in diluted earnings per share (EPS) for the quarter ended November 29, 1997, and an increase in net income of $1.3 million, or $.02 in diluted earnings per share for the six months ended November 29, 1997. The company is also in compliance with Emerging Issues Task Force (EITF) Issue 97-13, "Accounting for Costs Incurred in Connection with a Consulting Contract that Combines Business Process Reengineering and Information Technology Transformation."

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," issued in June 1997, was adopted by the company during the three months ended August 29, 1998. This statement requires the disclosure of comprehensive income, which, for Herman Miller, includes net income and foreign currency translation adjustments. Comprehensive income was approximately $38.7 million and $30.8 million for the three months ended November 28, 1998, and November 29, 1997, respectively. During the six months ended November 28, 1998, and November 29, 1997, comprehensive income was approximately $72.8 million and $58.9 million, respectively.

EARNINGS PER SHARE

The following table reconciles the numerators and denominators used in the calculations of basic and diluted EPS:


                                                      Three Months Ended                Six Months Ended
                                                      ------------------                ----------------

                                                   Nov. 28,          Nov. 29,         Nov. 28,       Nov. 29,
                                                    1998              1997             1998           1997
                                                    ----              ----             ----           ----
Numerators:
Numerator for both basic and diluted EPS,
net income                                      $    38,913           30,446      $    72,918      $    58,253
                                                ===========      ===========      ===========      ===========

Denominators:
Denominator for basic EPS, weighted-
average common shares outstanding                85,421,269       90,723,276       85,949,817       91,386,152

Potentially dilutive shares resulting from        1,117,093        1,774,402        1,273,237        1,820,858
stock option plans                              -----------      -----------      -----------      -----------


Denominator for diluted EPS                      86,538,362       92,497,678       87,223,054       93,207,010
                                                ===========      ===========      ===========      ===========

The following exercisable stock options were not included in the computation of year-to-date diluted EPS because the option prices were greater than average market prices for the periods presented.


                                                                       Six Months Ended
                                                                       ----------------
                                                                 Nov. 28,             Nov. 29,
Exercise Price                                                     1998                 1997
                                                                   ----                 ----
$28.41                                                           13,000               13,000
$29.75                                                        1,061,249
$31.00                                                            7,950
$32.50                                                          131,258
                                                              ---------           ----------
                                                              1,213,457               13,000
                                                              =========           ==========

SUPPLEMENTAL CASH FLOW INFORMATION

Cash and cash equivalents include all highly liquid debt instruments purchased as part of the company's cash management function. Due to the short maturities of these items, the carrying amount approximates fair value.

Cash payments for income taxes and interest (in thousands) were as follows:


                                       Six Months Ended
                                       ----------------
                                    Nov. 28,        Nov. 29,
                                      1998            1997
                                   ---------      ------------
      Interest paid                $ 4,169           $ 4,425
      Income taxes paid            $31,499           $31,116

CONTINGENCIES

The company, for a number of years, has sold various products to the United States Government under General Services Administration (GSA) multiple award schedule contracts. The GSA is permitted to audit the company's compliance with the GSA contracts. At any point in time, a number of GSA audits are either scheduled or in progress. Management has been notified that the GSA has referred the audit of the 1988 contract to the Justice Department for consideration of a potential civil False Claims Act case. Management does not expect resolution of the audits to have a material adverse effect on the company's consolidated financial statements. Management does not have information which would indicate a substantive basis for a civil False Claims Act under the 1988 contract.

The company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the company's consolidated financial statements.

REPORT OF MANAGEMENT

In the opinion of the company, the accompanying unaudited condensed consolidated financial statements taken as a whole contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of the company as of November 28, 1998, and the results of its operations and cash flows for the six months then ended. Interim results are not necessarily indicative of results for a full year.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain significant factors which have affected the company's financial condition and earnings during the periods included in the accompanying condensed consolidated financial statements.

A.      Financial Summary

        A summary of the period-to-period changes is shown below. All amounts are increases unless otherwise noted. Dollars are shown in thousands.


                                                           Three Months                    Six Months
                                                           ------------                    ----------
                                                         $               %              $              %
                                                        ---             ---            ---            ---

       NET SALES                                     49,732             12.0          95,690            11.7

       COST OF GOODS SOLD                            25,263              9.6          48,010             9.3

       OPERATING EXPENSES                            13,039             12.7          26,225            12.8

       INTEREST EXPENSE                                 547             29.7             634            15.7

       OTHER INCOME NET*                             (5,284)           N/A            (6,044)          N/A

       INCOME BEFORE TAXES ON INCOME                 16,167             33.2          26,865            28.7

       PROVISION FOR TAXES ON INCOME                  7,700             42.2          12,200            34.4

       NET INCOME                                     8,467             27.8          14,665            25.2



        *Represents an increase in other income. The increase in other income net for the second quarter and six months is due to gains associated with the disposal of our Grandville, Michigan, facility and the majority of our Roswell, Georgia, facility.

B.      Results of Operations

        Second Quarter FY 1999 versus Second Quarter FY 1998

        Net Sales increased $49.7 million, or 12.0 percent, to $464.8 million for the three months ended November 28, 1998. Our second quarter sales were approximately 2-3 percent above our estimates which were in the range of $450-455 million. For the first six months of fiscal 1999, sales were $912.3 million compared to sales of $816.6 million in the first six months of last year. This represents an increase of 11.7 percent. From a product segment viewpoint, once again our largest percentage growth for the quarter was in the seating category. The most significant growth came from our Aeron and Ambi chairs.

        Our domestic sales increased 13.4 percent for the first six months. Excluding the impact of acquisitions, domestic sales grew 12.3 percent during the second quarter. No new acquisitions were completed this quarter.

        New orders for the second quarter increased 2.2 percent to $475.2 million. Our second quarter orders were 7.0 percent higher than our first quarter orders. For the first six months of fiscal 1999, new orders were $918.9 million compared with new orders of $872.4 million in the first six months of last year. The backlog of unfilled orders at November 28, 1998 increased 4.6 percent to $235.7 million from the $225.3 million reported at the end of the first quarter.

        BIFMA has estimated industry sales increased 6.3 percent during the five month period ended October 1998. Industry orders, on the other hand, increased at a slower rate, 3.5 percent. BIFMA is currently estimating industry sales will increase 7.5 percent for calendar 1998 and 5.0 percent for calendar 1999. Based on BIFMA's order and sales reporting, we continued to gain market share. In additon, our order and net sales growth rates for the quarter and six months exceeded the overall industry growth rates as estimated by BIFMA.

        Net sales of international operations and export sales from the United States in the second quarter ended November 28, 1998, totaled $70.5 million compared with $67.3 million last year. This represents an increase of 4.8 percent for the quarter. Year to date, net sales have increased 2.4% compared to the first six months of last year. The entire increase was generated by our European operations, in particular, the UK. Results in the UK continue to be very good in terms of top line growth and profitability. Our continental operations also had improved operating results. We are still losing money in some operations, but the actions taken over the past few years, coupled with modest growth, is enabling us to approach break even.

        We continue to experience some weakness in demand throughout Asia and Latin America. While these areas are only around 3 percent of our total sales, they are a significant percentage of our international business.

        While we are concerned with the economic outlook in Asia and Latin America and the impact it has on revenue and profitability, we are very pleased with the progress we have made in improving the profitability of our total international business. For the quarter, net income from international operations was $3.1 million compared with $2.3 million in the same quarter of last year. This improvement is due to volume growth and productivity improvements in the UK, as stated previously, and due to cost reduction efforts implemented in Germany and Italy over the past few years. Sustaining profitability will continue to be our primary focus.

        Gross margin, as a percent of sales, for the quarter and six months was
        37.9 percent and 38.0 percent, respectively. This compares to 36.5 percent and 36.6 percent in the same periods of last year. The improvements in gross margins are primarily due to a favorable product mix, improved productivity, and value enhancement engineering projects. In addition, we have had a slight improvement in per-unit material cost. The improved productivity is due to our continued implementation of lean manufacturing techniques throughout our facilities. While we have just begun this process, we are beginning to see tangible benefits and results. Our improvement in per-unit material cost is due in part to material cost reductions obtained by increased efforts by our purchasing organization. These favorable factors were partially offset by increases in discounts given to customers. The year-to-date impact of increased discounting is approximately $3 million or .3 percent of sales. Much of this occurred in the second quarter of fiscal 1999. The increased discounting has been in the systems product lines and/or product lines that are longer in their life cycle. Going forward, we expect gross margins to be in the range of 37.5 percent to 38.0 percent. We believe we can continue to improve productivity and implement cost savings measures; however, these improvements may be partially offset by potential disruption costs associated with implementing our new ERP (Enterprise Resource Planning) system and continued price pressures.

        At the present time, our ERP Systems project schedule is being revised. After experiencing the difficulty of getting one plant up and running, we have elongated the schedule. This will enable us to fine tune before going to the next site and ensure our internal experts are well versed in the system to support future sites. The next plant is scheduled to go live at the end of fiscal 1999 and we expect the manufacturing part of the project to be completed by May 2000. We are still developing the revised plan for the development and implementation of the order management phase of the project. We are confident of the long-term benefits expected to be obtained from this project.

        Operating expenses, as a percent of net sales, increased for both the quarter and six months. For the quarter, operating expenses, as a percent of net sales were 24.9 percent compared with 24.8 percent in the prior year. Likewise, the six months stood at 25.3 percent versus 25.1 percent last year. The total percentage increase is unfavorable, however, we are doing a good job of containing general overheads while increasing our spending in support of our strategy. During the quarter and six months, we have made significant investments in three areas. First, we have been investing in our ERP Systems project. For the quarter and six months, $2.4 million and $4.7 million was included in operating expense, respectively. Secondly, we continue to expand our capabilities on our electronic selling platform. The incremental investment here was approximately $2.4 million for the quarter and $4.4 million for the six months. Our third area of investment is the continued development of new and enhanced products for our customers. Related spending increased $2.4 million for the quarter compared to the same quarter of last year and $5.0 million year-to-date.

        Interest expense of $4.7 million was comparable to the first six months of fiscal 1998. Total interest-bearing debt was $112.2 million at the end of the second quarter of fiscal 1999, compared with $130.7 million at May 30, 1998, and $129.5 million at November 29, 1997.

        The effective tax rate for the second quarter was 40.0 percent compared with 37.5 percent in the same period of last year. We expect the tax rate to remain in the 38.0 to 40.0 percent range.

        Net income increased 25.2 percent to $72.9 million in the first six months of fiscal 1999, compared to $58.3 million for the same period last year. The faster growth rate in net income compared with sales reflects our continued improvement in operating margins.

        Included in the results for the quarter are gains from disposing of both our Grandville, Michigan facility and the majority of our Roswell, Georgia facility. Net of other captial losses, these gains had the after-tax effect of increasing net income for the quarter by $3.4 million.

        Year 2000 READINESS DISCLOSURE

        This Year 2000 readiness disclosure is the most current information available and replaces all previous disclosures made by the Company in its filings on form 10-Q and form 10-K, and in its annual report to shareholders.

        During fiscal year 1998, the company performed an analysis of the work necessary to assure that its existing information systems and manufacturing equipment for both domestic and international operations will be able to address the issues surrounding the advent of the year 2000.

        Company's State of Readiness:
        Herman Miller has a comprehensive, written plan, which is regularly updated and monitored by technical personnel and company management, and reported to senior management and the Board of Directors.

        As of December 1998, our domestic locations are all substantially year 2000 compliant. For international locations, the company presently believes that all remediation and testing will be completed prior to any year 2000 issues having an adverse material impact on its operations.

        The Company is also in the process of verifying year 2000 conversion plans with its significant vendors and independent dealers. If any significant vendors or dealers are identified which do not have appropriate or timely year 2000 conversion plans, the company will immediately begin to make contingency plans in order to minimize potential adverse effects on business operations.

        Costs to Address the Company's Year 2000 Issues:
        To date, the Company has spent approximately $5.0 million on year 2000 renovations. These are renovations to existing systems and are exclusive of the implementation of our new ERP system. The company does not separately track the internal costs incurred for the year 2000 project, and such costs incurred are principally related to payroll costs for employees involved with the project.

        Based on costs incurred to date, the Company does not believe the expenses related to year 2000 compliance will be material to the results of its operations, financial position or cash flows.

        The Company expects to spend an additional $.5 - $1.0 million to complete the renovation. The majority of the renovation is expected to be completed by May 1999.

        Risks of the Company's Year 2000 Issues: The Company expects to have completed its year 2000 remediation plan prior to any year 2000 issues having an adverse impact on its operations. However, due to the uncertain and unprecedented nature of the year 2000 issue, and especially the uncertainty surrounding the readiness of third party suppliers and customers, there may be possible business consequences of the year 2000 dating issue. These possible business consequences include, but are not limited to, higher than expected costs of remediation, a temporary inability to manufacture or ship product; process transactions; communicate with customers, suppliers, subsidiary locations and employees; or conduct other similar corporate activities in a normal business environment.

        Company's Contingency Plans:
        Contingency planning will be initiated at which point the Company identifies those circumstances that would require development of a contingency plan. The Company expects to begin contingency planning activities in early calendar 1999 and expects this planning to continue throughout 1999.

        Safe Harbor Provision

        Certain statements in this filing are not historical facts but are "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Furthermore, Herman Miller, Inc., undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise. Forward-looking statements include, but are not limited to, statements concerning the outcome of GSA audits; future gross margin expectations; expected CORO investments; future debt-to-capital ratios; the ERP systems project; future tax rates; the Company's ability to implement its year 2000 project in accordance with estimated timetables and costs; and the consequences of potential year 2000 business interruptions.

C.      Financial Condition, Liquidity, and Capital Resources

        Second Quarter FY 1999 versus Second Quarter FY 1998

        1. Cash flow from operating activities was $84.7 million versus $96.6 million in the first six months of fiscal 1998.
        2. Days sales in accounts receivable plus days sales in inventory decreased to 53.4 days versus 60.3 days on November 29, 1997, and 56.2 days on May 30, 1998.
        3. Total interest-bearing debt decreased to $112.2 million compared to $130.7 million at May 30, 1998. Debt-to-total capital now stands at 31.4 percent versus 36.1 percent on May 30, 1998. Going forward, we expect to be in the range of 30 to 35 percent for the debt-to-total capital ratio.
        4. Capital expenditures for the first six months of fiscal 1999 were $44.8 million versus $23.9 million for the first six months of fiscal 1998. Much of the increase was related to the implementation of our enterprise-wide information system, continued implementation of our electronic selling platform, and new product development. We also expect to spend $20 million for the continued development of the Coro network.
        5. During the first six months of fiscal 1999, the company repurchased 2.4 million shares of common stock for $63.5 million.

Part II

Item 6: Exhibits and Reports on Form 8-K

1.      Exhibits

        See Exhibit Index.

2.      Reports on Form 8-K

        No reports on Form 8-K were filed during the three months ended November 28, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

                                   HERMAN MILLER, INC.



January 12, 1998                   /s/ Michael A. Volkema
                                   -----------------------------------
                                   Michael A. Volkema
                                   (President and
                                   Chief Executive Officer)



January 12, 1998                   /s/  Brian C. Walker
                                   -----------------------------------
                                   Brian C. Walker
                                   (Chief Financial Officer)

Exhibit Index

(27)     Financial Data Schedule (Exhibit available upon request)