Form 10-Q
period 1999-02-27
MILLER HERMAN INC
filed 1999-04-13
CIK 66382

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

        /X/          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended February 27, 1999                  Commission File No. 0-5813


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

                                                   Yes   /X/     No / /

Common Stock Outstanding at April 9, 1999--79,567,818 shares.

The Exhibit Index appears at page 19.

                          HERMAN MILLER, INC. FORM 10-Q
                          -----------------------------
                     FOR THE QUARTER ENDED FEBRUARY 27, 1999
                     ---------------------------------------
                                      INDEX
                                      -----




                                                                                                  PAGE NO.
                                                                                                  --------

Part I  Financial Information

       Condensed Consolidated Balance Sheets--
             February 27, 1999, and May 30, 1998                                                    3

       Condensed Consolidated Statements of Income--
             Three and Nine Months Ended February 27, 1999,
             and February 28, 1998                                                                  4

       Condensed Consolidated Statements of Cash Flows--
             Nine Months Ended February 27, 1999,
             and February 28, 1998                                                                  5

       Notes to Condensed Consolidated Financial Statements                                         6-8

       Management's Discussion and Analysis of
             Financial Condition and Results of Operations                                          9-16

Part II---Other Information

       Exhibits and Reports on Form 8-K                                                             17

       Signatures                                                                                   18

       Exhibit Index                                                                                19

                              HERMAN MILLER, INC.
                              -------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                             (DOLLARS IN THOUSANDS)
                             ----------------------



                                           FEB. 27,     MAY 30,                                              FEB. 27,      MAY 30,
                                             1999        1998                                                  1999         1998
                                           ---------    -------                                              ---------     -------
                                          (UNAUDITED)  (AUDITED)                                            (UNAUDITED)   (AUDITED)
ASSETS                                                               LIABILITIES & SHAREHOLDERS' EQUITY
------                                                               ----------------------------------

CURRENT ASSETS:                                                      CURRENT LIABILITIES:
      Cash and cash equivalents             $55,670     $115,316          Unfunded checks                      $16,589      $35,241
      Accounts receivable, net              181,622      192,384          Current portion of long-term
                                                                            debt                                   125       10,203
      Inventories--                                                       Notes payable                         58,445       19,542
        Finished goods                       14,330       19,807          Accounts payable                      81,884       92,241
        Work in process                       9,263        8,844          Accruals                             224,271      221,105
        Raw materials                        16,039       19,006                                               -------      -------
                                             ------      -------            Total current liabilities          381,314      378,332
          Total inventories                  39,632       47,657                                               -------      -------
                                             ------       ------
      Prepaid expenses and other             54,134       44,778
                                             ------      -------     LONG-TERM DEBT, less current portion      100,904      100,910
           Total current assets             331,058      400,135
                                            -------      -------

PROPERTY AND EQUIPMENT, AT COST:            632,688      595,872     OTHER LIABILITIES                          77,363       74,102
      Less-accumulated depreciation         325,667      305,208
                                            -------      -------     SHAREHOLDERS' EQUITY:
           Net property and equipment       307,021      290,664
                                            -------      -------          Common stock $.20 par value           16,033       17,397
                                                                          Retained earnings                    184,960      227,464
                                                                          Cumulative translation
OTHER ASSETS:                                                               adjustment                         (10,636)      (9,360)
                                                                          Key executive stock programs          (6,915)      (4,499)
      Notes receivable, net                  26,995       27,522                                                 ------   ---------
      Other noncurrent assets                77,949       66,025
                                             ------      -------

                                                                            Total shareholders' equity         183,442      231,002
                                                                                                               -------      -------
                                                                              Total liabilities and
           Total assets                    $743,023     $784,346              shareholders' equity            $743,023     $784,346
                                            =======      =======                                               =======      =======


     See accompanying notes to condensed consolidated financial statements.

                              HERMAN MILLER, INC.
                              -------------------
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                 ---------------------------------------------
                                  (UNAUDITED)
                                  -----------


                                                                 THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                 ------------------                    -----------------
                                                             FEB. 27,             FEB. 28,         FEB. 27,          FEB. 28,
                                                              1999                 1998             1999              1998
                                                              ----                 ----             ----              ----

                 NET SALES                                      $421,550         $436,708        $1,333,871        $1,253,339

                 COST AND EXPENSES:

                      Cost of goods sold                         265,575          271,812           831,572           789,799
                      Operating expenses (1)                     108,012          111,740           339,095           316,598
                      Interest expense                               588            1,984             5,254             6,016
                      Other expense (income), net                   (152)          (2,567)          (10,195)           (6,566)
                                                                 -------          -------         ---------         ---------
                                                                 374,023          382,969         1,165,726         1,105,847
                                                                 -------          -------         ---------         ---------

                 INCOME BEFORE TAXES ON INCOME                    47,527           53,739           168,145           147,492

                 PROVISION FOR TAXES ON INCOME                    17,600           21,100            65,300            56,600
                                                                  -------          ------            ------            ------
                 NET INCOME (1)                                  $29,927          $32,639          $102,845           $90,892
                                                                  ======           ======           =======            ======

                 NET INCOME PER COMMON SHARE--BASIC (1)       $      .36         $    .36          $   1.21         $    1.00
                                                               =========          =======           =======          ========

                 NET INCOME PER COMMON SHARE--DILUTED (1)     $      .35         $    .36          $   1.19         $     .99
                                                               =========          =======           =======          ========

                 DIVIDENDS PER SHARE OF
                 COMMON STOCK                                 $   .03625         $ .03625          $ .10875         $  .10875
                                                               =========          =======           =======          ========


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


                                                                                                             NINE MONTHS ENDED
                                                                                                             -----------------
                                                                                                          FEB. 27,        FEB. 28,
                                                                                                            1999            1998
                                                                                                            ----            ----
                  CASH FLOWS FROM OPERATING ACTIVITIES:
                        Net income (1)                                                                    $102,845          $90,892
                        Depreciation and amortization                                                       46,409           39,950
                        Changes in current assets and liabilities                                          (10,355)          21,526
                        Other, net                                                                           1,025           10,775
                                                                                                            ------          -------
                        Net cash provided by operating activities                                          139,924          163,143
                                                                                                           -------          -------

                  CASH FLOWS FROM INVESTING ACTIVITIES:
                        Notes receivable repayments                                                        356,590          438,751
                        Notes receivable issued                                                           (358,445)        (427,763)
                        Capital expenditures (1)                                                           (76,626)         (43,056)
                        Proceeds from sale of property and equipment                                        28,717              384
                        Net cash paid for acquisitions                                                      (4,689)          (3,769)
                        Other, net                                                                         (22,168)          (4,126)
                                                                                                           -------            ------
                        Net cash used for investing activities                                             (76,621)         (39,579)
                                                                                                            ------           ------

                  CASH FLOWS FROM FINANCING ACTIVITIES:
                        Net short-term debt repayments                                                      38,903              634
                        Net long-term debt repayments                                                      (10,034)             (31)
                        Dividends paid                                                                      (9,355)          (9,926)
                        Capital lease repayment                                                                (50)            (109)
                        Net common stock issued                                                             14,039           22,260
                        Common stock purchased and retired                                                (155,087)        (106,187)
                                                                                                           -------          -------
                        Net cash used for financing activities                                            (121,584)         (93,359)
                                                                                                           -------           ------

                  EFFECT OF EXCHANGE RATE
                        CHANGES ON CASH                                                                     (1,365)           1,345
                                                                                                             -----        ---------

                  NET INCREASE (DECREASE) IN CASH AND
                        CASH EQUIVALENTS                                                                   (59,646)          31,550

                  CASH AND CASH EQUIVALENTS,
                        BEGINNING OF PERIOD                                                                115,316          106,161
                                                                                                           -------          -------

                  CASH AND CASH EQUIVALENTS,
                        AT END OF PERIOD                                                                   $55,670         $137,711
                                                                                                           =======          =======


     (1) Fiscal 1998 amounts have been restated for the adoption of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."

          See accompanying notes to condensed consolidated financial statements.

                               HERMAN MILLER, INC.
                               -------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


FOOTNOTE DISCLOSURES
--------------------

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

FISCAL YEAR
-----------

The company's fiscal year ends on the Saturday closest to May 31. The year ending May 29, 1999, and the year ended May 30, 1998, each contain 52 weeks.

NEW ACCOUNTING STANDARDS
------------------------

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The company adopted this SOP during the third quarter of fiscal 1998, retroactive to the beginning of the fiscal year. The adoption of this SOP resulted in a decrease in net income of $.3 million, which had no impact on diluted earnings per share (EPS) for the quarter ended February 28, 1998, and an increase in net income of $1.0 million, or $.02 in diluted earnings per share for the nine months ended February 28, 1998. The company is also in compliance with Emerging Issues Task Force (EITF) Issue 97-13, "Accounting for Costs Incurred in Connection with a Consulting Contract that Combines Business Process Reengineering and Information Technology Transformation."

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," issued in June 1997, was adopted by the company during the three months ended August 29, 1998. This statement requires the disclosure of comprehensive income, which, for Herman Miller, includes net income and foreign currency translation adjustments. Comprehensive income was approximately $28.8 million and $32.3 million for the three months ended February 27, 1999, and February 28, 1998, respectively. During the nine months ended February 27, 1999, and February 28, 1998, comprehensive income was approximately $101.6 million and $91.2 million, respectively.

EARNINGS PER SHARE
------------------

The following table reconciles the numerators and denominators used in the calculations of basic and diluted EPS:

                                                            THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                            ------------------                 -----------------

                                                     FEB. 27,         FEB. 28,         FEB. 27,          FEB. 28,
                                                       1999             1998             1999              1998
                                                       ----             ----             ----              ----

Numerators:
----------
Numerator for both basic and diluted EPS,
net income                                             $29,927           $32,639         $102,845           $ 90,892
                                                       =======           =======         ========           ========

Denominators:
------------
Denominator for basic EPS,
weighted-average common shares outstanding          83,379,222        89,711,867       85,092,952         90,828,057


Potentially dilutive shares resulting from
stock option plans                                     946,471         1,783,485        1,164,315          1,868,735
                                                       -------         ---------        ---------          ---------

Denominator for diluted EPS                         84,325,693        91,495,352       86,257,267         92,696,792
                                                    ==========        ==========       ==========         ==========

The following exercisable stock options were not included in the computation of diluted EPS because the option prices were greater than average quarterly market prices.

                                                                    THREE MONTHS ENDED
                                                                    ------------------
                                                               FEB. 27,             FEB. 28,
EXERCISE PRICE                                                   1999                 1998
                                                                 ----                 ----

$28.41                                                           13,000               13,000
$29.75                                                        1,061,249
$31.00                                                            7,950
$32.50                                                          131,258
                                                              ---------            ---------
                                                              1,213,457               13,000


SUPPLEMENTAL CASH FLOW INFORMATION
----------------------------------

Cash and cash equivalents include all highly liquid debt instruments purchased as part of the company's cash management function. Due to the short maturities of these items, the carrying amount approximates fair value.

Cash payments for income taxes and interest (in thousands) were as follows:

                                                                              NINE  MONTHS ENDED
                                                                              ------------------

                                                                           FEB. 27,        FEB. 28,
                                                                            1999             1998
                                                                            ----             ----

      Interest paid                                                        $5,527            $4,534
      Income taxes paid                                                    44,767            48,497


CONTINGENCIES
-------------

The company, for a number of years, has sold various products to the United States Government under General Services Administration (GSA) multiple award schedule contracts. The GSA is permitted to audit the company's compliance with the GSA contracts. The GSA has several audits either scheduled or in progress. Management has been notified that the GSA has referred the audit of the 1988 contract to the Justice Department for consideration of a potential civil False Claims Act case. Management does not expect resolution of the audits to have a material adverse effect on the company's consolidated financial statements. Management does not have information which would indicate a substantive basis for a civil False Claims Act under the 1988 contract.

The company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the company's consolidated financial statements.

REPORT OF MANAGEMENT
--------------------

In the opinion of the company, the accompanying unaudited condensed consolidated financial statements taken as a whole contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of the company as of February 27, 1999, and the results of its operations and cash flows for the nine months then ended. Interim results are not necessarily indicative of results for a full year.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------


The following is management's discussion and analysis of certain significant factors which have affected the company's financial condition and earnings during the periods included in the accompanying condensed consolidated financial statements.

A.      Financial Summary
        -----------------

        A summary of the period-to-period changes is shown below. Amounts are increases unless shown in brackets, which are decreases. Dollars are shown in thousands.

                                                           THREE MONTHS                    NINE MONTHS
                                                           ------------                    -----------
                                                        $                %               $              %
                                                        -                -               -              -

       NET SALES                                       (15,158)            (3.5)         80,532            6.4

       COST OF GOODS SOLD                               (6,237)            (2.3)         41,773            5.3

       OPERATING EXPENSES                               (3,728)            (3.3)         22,497            7.1

       INTEREST EXPENSE                                 (1,396)           (70.4)           (762)         (12.7)

       OTHER INCOME, NET*                               (2,415)                           3,629

       INCOME BEFORE TAXES ON INCOME                    (6,212)           (11.6)         20,653           14.0

       PROVISION FOR TAXES ON INCOME                    (3,500)           (16.6)          8,700           15.4

       NET INCOME                                       (2,712)            (8.3)         11,953           13.2


     *Represents a decrease in other income, net for the third quarter and an increase in other income net for the nine months.

B.      Results of Operations
        ---------------------

        Third Quarter FY 1999 versus Third Quarter FY 1998
        --------------------------------------------------

        For the first nine months of fiscal 1999, net sales increased 6.4 percent to $1,333.9 million compared to sales of $1,253.3 million in the first nine months of last year. Net sales decreased $15.2 million, or
        3.5 percent, to $421.6 million for the three months ended February 27, 1999 from $436.7 million last year.

        For the first nine months of fiscal 1999, new orders increased 1.6 percent to $1,305.5 million from $1,285.3 million in the first nine months of last year. New orders for the third quarter decreased 6.4 percent to $386.6 million.

        The backlog of unfilled orders at February 27, 1999, decreased 14.8 percent to $200.7 million from the $235.7 million reported at the end of the second quarter.

        Our domestic sales increased 7.5 percent for the first nine months. Excluding the impact of acquisitions, domestic sales grew 6.6 percent. Two dealer acquisitions were completed this quarter. We purchased our largest dealer in Los Angeles, California and a primary dealer in Orlando, Florida.

        Despite declining sales in our third quarter, we do not believe we are losing market share in the domestic market. BIFMA has estimated industry sales increased 4.2 percent during the eight-month period ended January 1999. Orders, on the other hand, increased at a slower rate, 1.7 percent for the same period. BIFMA is currently estimating industry sales will increase 3.0-5.0 percent for calendar 1999.

        We believe the recent slowing in industry growth rates is due to economic forecasts of weaker corporate profits. In late summer and early fall of 1998, many economic analysts began to predict declining corporate profits for the last quarter of calendar 1998 and much of 1999. We believe this resulted in many companies delaying or reducing investment plans. The impact of these changes began to be reflected in our order entry in the beginning of December. This macro factor was further exacerbated by our normal pattern of lower order entry during the Christmas and New Year holiday season.

        In contrast, recent economic news has been more positive. Business confidence polls, such as the Fortune magazine poll of chief financial officers, have begun to suggest that businesses are becoming more confident the United States economy will remain strong in calendar 2000. We believe our industry generally lags the changes in the overall economy; therefore, it is too soon to determine if this renewed confidence will result in increased demand for our industry.

        In addition to corporate profits, industry sales growth is also influenced by growth in white collar employment and non-residential fixed investment. These macro economic indicators are expected to continue to have year-over-year growth for the next 12 to 18 months. If these factors continue to be positive and corporate profits continue to rebound, the industry should be able to achieve BIFMA's current industry growth forecast of 3.0-5.0 percent for calendar 1999, and 4.0-6.0 percent for calendar 2000.

        Net sales of international operations and export sales from the United States in the third quarter ended February 27, 1999, totaled $68.1 million compared with $69.4 million last year. This represents a decrease of 2.0 percent for the quarter. Year to date, net sales have increased .8 percent compared to the first nine months of last year.

        This year our international business has been negatively impacted by three factors: First, the strong US dollar has made it more difficult to compete as an exporter. Second, the crisis in Asia has made indigenous companies curtail investments due to lower profitability. Last, the more recent troubles in Latin America have slowed activity levels in that region.

        Our European operations have recorded year-over-year improvements in net income. This year our sales in the United Kingdom have been flat as their economy began to tighten. Over the past few years, we have changed the cost structure of our operation in the United Kingdom to be more variable. As a result of these changes, we are much more capable of maintaining our profitability at different demand levels. In addition, the operating results of our continental European operations have improved significantly. We are still losing money in some of the operations, but the actions taken over the past year have significantly reduced our losses. We have also been able to develop alliances with some other manufacturers that have given us new product capabilities and new distribution for our products.

        We continue to experience weakness in demand throughout Asia and Latin America. These areas are only around 4 percent of our total sales, however, they are a significant percentage of our international business.

        While we are concerned with the economic outlook in many of the international regions and the impact it may have on revenue and profitability, we are very pleased with the progress we have made in improving the profitability of our total international business. This was our eighth consecutive quarter of profitability from our international operations. For the quarter, net income from international operations was $2.8 million compared with $3.3 million in the same quarter of last year. The year-to-date net income is comparable between years at $7.8 million.

        Given current order entry levels, we expect revenue in the fourth quarter of fiscal 1999 to be in the range of $420 to $440 million. At this point we do not expect revenue to exceed $430 million. However, with our lead times (from order to shipment) currently averaging 4 to 5 weeks and a large percentage shipping in two weeks or less, we have the capability to out perform this if we have the demand.

        Gross margin, as a percent of net sales, for the quarter and nine months was 37.0 percent and 37.7 percent, respectively. This compares to 37.8 percent and 37.0 percent in same periods of last year. The decline in gross margin from the third quarter of last year is primarily due to lower volume and deeper discounting. These unfavorable factors were offset by a favorable product mix, lower bonus payments, productivity improvements, and material cost reductions. The improved productivity is due to our continued implementation of lean manufacturing techniques throughout our facilities. While we are still in the initial phase of this process, we are beginning to see tangible benefits and results. Our improvement in per-unit material cost is due in part to increased efforts by our purchasing organization to obtain material cost reductions. Going forward, we expect gross margins to be in the range of
        37.0 percent to 38.0 percent. We believe we can continue to improve productivity and implement cost savings measures; however, these improvements may be partially offset by the cost of implementing our new ERP (Enterprise Resource Planning) system and continued pricing pressures.

        At the end of the second quarter, we reevaluated our ERP systems project time line and cost. We continue to believe that this investment is a key component of our overall strategy and will give us competitive advantage by increasing our speed, reliability, and efficiency. At the end of November, we went live with our first manufacturing site and finance for our North American operations. The implementations went well and we did not have any major disruptions from the go-live and we are already seeing benefits. We are planning on bringing our next manufacturing site live at the end of May 1999.

        Operating expenses, as a percent of net sales, were basically the same for both the quarter and nine months. For the quarter, operating expenses, as a percent of net sales, were 25.6 percent for both years. For the nine month period, operating expenses were 25.4 percent versus
        25.3 percent last year. For the year, our operating expenses have increased approximately $22 million, or 7 percent. We are doing a good job of containing general costs while increasing our spending in support of our strategy. During the quarter and nine months, we have made significant investments in three areas. First, we have been investing in our ERP Systems project. Incrementally, this represented $11.4 million in operating expenses when compared to the first nine months of last year. Secondly, we continue to expand our capabilities on our electronic selling platform. The incremental investment in our electronic selling platform was approximately $6.4 million for the nine months. Our third area of investment is the continued development of new and enhanced products for our customers. Research and development spending increased $4.3 million for the nine months.

        Included in our results are gains from disposing of our Grandville, Michigan facility, our Roswell, Georgia facility and some excess land in the United Kingdom. Net of other capital losses, these gains had the after-tax effect of increasing net income for the quarter by $1.2 million, or $.01 per share. The impact for the nine months was to increase net income by $4.3 million, or $.05 per share

        Interest expense was $5.3 million for the first nine months of fiscal 1999 compared to $6.0 million for the same period last year. Total interest-bearing debt was $159.5 million at the end of the third quarter of fiscal 1999, compared with $130.7 million at May 30, 1998, and $127.8 million at February 28, 1998.

        The effective tax rate for the third quarter was 37 percent compared with 39 percent in the same period of last year. We expect the tax rate to be 37 percent for the fourth quarter and 38 percent for the year. The lower rate is primarily due to a lower overall cost of state income taxes.

        Net income increased 13.2 percent to $102.8 million in the first nine months of fiscal 1999, compared to $90.9 million for the same period last year. For the quarter, net income decreased 8.3 percent to $29.9 million compared with $32.6 million last year.

        Year 2000
        ---------

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

        All of our domestic locations are now substantially year 2000 compliant. For international locations, the company presently believes that all remediation and testing will be completed prior to any year 2000 issues having an adverse material impact on its operations.

        The Company is also in the process of verifying year 2000 conversion plans with its significant vendors and independent dealers. If any significant vendors or dealers are identified which do not have appropriate or timely year 2000 conversion plans, the company will immediately begin to make contingency plans in order to minimize potential adverse effects on business operations.

        Costs to Address the Company's Year 2000 Issues:
        To date, the Company has spent approximately $5.5 million on year 2000 renovations. These are renovations to existing systems and are exclusive of the implementation of our new ERP system. The company does not separately track the internal costs incurred for the year 2000 project, and such costs incurred are principally related to payroll costs for employees involved with the project.

        Based on costs incurred to date, the Company does not believe the expenses related to year 2000 compliance will be material to the results of its operations, financial position or cash flows.

        The Company expects to spend an additional $.5 - $1 million to complete the renovation. The renovation is expected to be completed by May 1999.

        Risks of the Company's Year 2000 Issues:
        The Company expects to have completed its year 2000 remediation plan prior to any year 2000 issues having an adverse impact on its operations. However, due to the uncertain and unprecedented nature of the year 2000 issue, and especially the uncertainty surrounding the readiness of third party suppliers and customers, the Company cannot provide assurance at this time that the consequences of the year 2000 dating issue will not have a material impact on its results of operations, financial position or cash flows.

        Possible business consequences of the year 2000 dating issues include, but are not limited to, higher than expected costs of remediation, a temporary inability to manufacture or ship product; process transactions; communicate with customers, suppliers, subsidiary locations and employees; or conduct other similar corporate activities in a normal business environment.

        Company's Contingency Plans:
        In the event that additional actions beyond those described above are necessary, the company will immediately, upon identifying the need, begin developing and implementing remedial actions to address the issues.

        Safe Harbor Provision
        ---------------------

        Certain statements in this filing are not historical facts but are "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995.

        These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Furthermore, Herman Miller, Inc., undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise. Forward-looking statements include, but are not limited to, statements concerning the outcome of GSA audits; future gross margin expectations; future tax rates; benefits to be obtained by the new ERP system; the Company's ability to implement its year 2000 project in accordance with estimated timetables and costs; and the consequences of potential year 2000 business interruptions.

C.      Financial Condition, Liquidity, and Capital Resources
        -----------------------------------------------------

        Third Quarter FY 1999 versus Third Quarter FY 1998
        --------------------------------------------------

        1. Cash flow from operating activities was $139.9 million versus $163.1 million in the first nine months of fiscal 1998. The decrease from last year is due entirely to working capital.
        2. Days sales in accounts receivable plus days sales in inventory decreased to 57.3 days versus 59.9 days on February 28, 1998, and increased compared to 56.2 days on May 30, 1998.
        3. Total interest-bearing debt increased to $159.5 million compared to $130.7 million at May 30, 1998. The increase in interest bearing debt is to fund the stock repurchase programs.
        4. Capital expenditures for the first nine months of fiscal 1999 were $76.6 million versus $43.1 million for the first nine months of fiscal 1998. Much of the increase was related to the implementation of our enterprise-wide information system, continued implementation of our electronic selling platform, and new product development. We also acquired two dealers for approximately $4.7 million and invested in a joint venture with another dealer for approximately $3.7 million. We do not expect to conclude any additional transactions this year.
        5. During the first nine months of fiscal 1999, the company repurchased 7.7 million shares of common stock for $155.1 million.

Part II

Item 6: Exhibits and Reports on Form 8-K

1.      Exhibits

        See Exhibit Index.

2.      Reports on Form 8-K

        No reports on Form 8-K were filed during the three months ended February 27, 1999.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

                                                   HERMAN MILLER, INC.



April 13, 1999                            \s\ Michael A. Volkema
                                          -----------------------------------
                                                   Michael A. Volkema
                                                   (President and
                                                   Chief Executive Officer)



April 13, 1999                            \s\ Brian C. Walker
                                          -----------------------------------
                                                   Brian C. Walker
                                                   (Chief Financial Officer)

                                 EXHIBIT INDEX



EXHIBIT NO.                DESCRIPTION
-----------                -----------


EX-27                 Financial Data Schedule