Form 10-K
period 1999-05-29
MILLER HERMAN INC
filed 1999-08-17
CIK 66382

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

  X       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
-----     EXCHANGE ACT OF 1934


          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----      SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended May 29, 1999                   Commission File No. 0-5813


                               Herman Miller, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Michigan                                         38-0837640
              --------                                         ----------
    (State or other jurisdiction                            (I.R.S. Employer
  of incorporation or organization)                        Identification No.)

        855 East Main Avenue
             PO Box 302
          Zeeland, Michigan                                    49464-0302
          -----------------                                    ----------
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
Yes  X . No   .
    ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   .
          ---

The aggregate market value of the voting stock held by "nonaffiliates" of the registrant (for this purpose only, the affiliates of the registrant have been assumed to be the executive officers and directors of the registrant and their associates) as of July 30, 1999, was $2,064,075,221 (based on $26.25 per share which was the closing sale price in the over-the-counter market as reported by NASDAQ).

The number of shares outstanding of the registrant's common stock, as of July 30, 1999: Common stock, $.20 par value--80,848,604 shares outstanding.
          -----------------------------------------------------------
DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on September 27, 1999, are incorporated into Part III of this report.

                                     PART 1

Item 1  BUSINESS

(a)  General Development of Business

The company is engaged primarily in the design, manufacture, and sale of office systems, products, and services principally for offices and, to a lesser extent, for healthcare facilities and other uses. Through research, the company seeks to define and clarify customer needs and problems existing in its markets and to design, through innovation where appropriate and feasible, products, systems, and services as solutions to such problems.

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

(b)  Financial Information About Industry Segments

The company's operations are in a single industry segment - the design, manufacture, and sale of office furniture systems and furniture, and related products and services. Accordingly, no separate industry segment information is presented.

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

The company's products are marketed worldwide by its own sales staff and its owned dealer network. These sales persons work with dealers, the design and architectural community, as well as directly with end users. Seeking and strengthening the various distribution channels within the marketplace is a major focus of the company. Independent dealerships concentrate on the sale of Herman Miller products and a few complementary product lines of other manufacturers. Approximately 73.6 percent of the company's sales in the fiscal year ended May 29, 1999, were made to or through independent dealers. The remaining sales (26.4 percent) were made directly to end-users, including federal, state, and local governments, and several major corporations, by either the company's own sales staff or its owned dealer network.

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

Raw Materials

The company's manufacturing materials are available from a significant number of sources within the United States, Canada, Europe, and Asia. To date, the company has not experienced any difficulties in obtaining its raw materials. The raw materials used are not unique to the industry nor are they rare.

Patents, Trademarks, Licenses, Etc.

The company has approximately 225 active United States utility patents on various components used in its products and approximately 108 active United States design patents. Many of the inventions covered by the United States patents also have been patented in a number of foreign countries. Various trademarks, including the name and style "Herman Miller," and the "Herman Miller Symbol" trademark, are registered in the United States and many foreign countries. The company does not believe that any material part of its business is dependent on the continued availability of any one or all of its patents or trademarks, or that its business would be materially adversely affected by the loss of any thereof, except the "Herman Miller," "Action Office," "Aeron," "Ambi," "Ergon," "Equa," "Ethospace," "Meridian," "1:1," "Passage," "Q," "Resolve," "SQA" (and "Herman Miller Symbol") trademarks.

Working Capital Practices

The company does not believe that it or the industry in general has any special practices or special conditions affecting working capital items that are significant for an understanding of the company's business.

Customer Base

No single dealer, excluding the company's owned dealer network, accounted for more than 3.8 percent of the company's net sales in the fiscal year ended May 29, 1999. For fiscal 1999, the largest single end-user customer accounted for approximately 7.1 percent of the company's net sales with the 10 largest of such customers accounting for approximately 15.0 percent of the company's sales. The company does not believe that its business is dependent on any single or small number of customers, the loss of which would have a materially adverse effect upon the company.

Backlog of Orders

As of May 29, 1999, the company's backlog of unfilled orders was $216.0 million. At May 30, 1998, the company's backlog totaled $229.1 million. It is expected that substantially all the orders forming the backlog at May 29, 1999, will be filled during the current fiscal year. Many orders received by the company are filled from existing raw material inventories and are reflected in the backlog for only a short period while other orders specify delayed shipments and are carried in the backlog for up to one year. Accordingly, the amount of the backlog at any particular time is not necessarily indicative of the level of net sales for a particular succeeding period.

Government Contracts

Other than standard price reduction and other provisions contained in contracts with the United States government, the company does not believe that any significant portion of its business is subject to material renegotiation of profits or termination of contracts or subcontracts at the election of various government entities.

Competition

All aspects of the company's business are highly competitive. The principal methods of competition utilized by the company include design, product and service quality, speed of delivery, and product pricing. The company believes that it is the second largest publicly held office furniture manufacturer in the United States. However, in several of the markets served by the company, it competes with over 400 smaller companies and with several manufacturers that have significantly greater resources and sales. Price competition remained relatively stable from 1997 through 1999.

Research, Design and Development

One of the competitive strengths of the company is its research, design and development programs. Accordingly, the company believes that its research and design activities are of significant importance. Through research, the company seeks to define and clarify customer needs and problems and to design, through innovation where feasible, products and services as solutions to these customer needs and problems. The company utilizes both internal and independent research and design resources. Exclusive of royalty payments, approximately $33.4 million, $29.0 million, and $25.7 million was spent by the company on design and research activities in 1999, 1998, and 1997, respectively. Royalties are paid to designers of the company's products as the products are sold and are not included in research and development costs as they are considered to be a variable cost of the product.

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

Human Resources

The company considers another of its major competitive strengths to be its human resources. The company stresses individual employee participation and incentives, and believes that this emphasis has helped to attract and retain a capable work force. The company has a human resources group to provide employee recruitment, education and development, and compensation planning and counseling. There have been no work stoppages or labor disputes in the company's history, and its relations with its employees are considered good. Approximately 542 of the company's employees are represented by collective bargaining agents, most of whom are employees of its Integrated Metal Technology, Inc., and Herman Miller, Limited (U.K.) subsidiaries. As such, these subsidiaries are parties to collective bargaining agreements with these employees.

As of May 29, 1999, the company employed 8,185 full-time and 370 part-time employees, representing an 8.2 percent increase in full-time employees and a 3.6 percent increase in part-time employees compared with May 30, 1998. In addition to its employee work force, the company uses purchased labor to meet uneven demand in its manufacturing operations.

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

At the present time, the company's products sold in international markets are manufactured by wholly owned subsidiaries in the United States, United Kingdom, and Mexico. Sales are made through wholly owned subsidiaries in Australia, Canada, France, Germany, Italy, Japan, Mexico, the Netherlands, and the United Kingdom. The company's products are offered in the Middle East, South America, and Asia through dealers.

In several other countries, the company licenses manufacturing and selling rights. Historically, these licensing arrangements have not required a significant investment of funds or personnel by the company, and, in the aggregate, have not produced material net income for the company.

Additional information with respect to operations by geographic area appears in the note "Operating Segments" of the Notes to Consolidated Financial Statements set forth on page 41. Fluctuating exchange rates and factors beyond the control of the company, such as tariff and foreign economic policies, may affect future results of international operations.

Item 2  PROPERTIES

The company owns or leases facilities which are located throughout the United States and several foreign countries, including Australia, Canada, France, Germany, Italy, Japan, Mexico, and the United Kingdom. The location, square footage, and use of the most significant facilities at May 29, 1999, were as follows:



Location
--------
                                     Square
Owned Locations                      Footage                  Use
---------------                      -------                  ---

Zeeland, Michigan                    749,000          Manufacturing, Warehouse, and Office
Spring Lake, Michigan                921,700          Manufacturing, Warehouse, and Office
Holland, Michigan                    355,000          Manufacturing, Distribution, and Warehouse
Rocklin, California                  338,100          Manufacturing and Warehouse
Holland, Michigan                    216,700          Design Center
Holland, Michigan                    200,000          Manufacturing and Warehouse
Holland, Michigan                    293,100          Manufacturing, Warehouse, and Office

Leased Locations

Zeeland, Michigan                    392,800          Manufacturing, Warehouse, and Office
Roswell, Georgia                     225,000          Manufacturing and Warehouse
Chippenham, England, U.K.            168,900          Manufacturing and Warehouse
Stone Mountain, Georgia               84,500          Manufacturing and Warehouse
Mexico City, Mexico                   59,400          Manufacturing, Warehouse, and Office


The company also maintains showrooms or sales offices near most major metropolitan areas throughout North America, Europe, the Middle East, Asia/Pacific, and South America. The company considers its existing facilities to be in excellent condition, efficiently utilized, well suited, and adequate for its design, production, distribution, and selling requirements.

Item 3  PENDING LEGAL PROCEEDINGS

The company, for a number of years, has sold various products to the United States Government under General Services Administration (GSA) multiple award schedule contracts. The GSA is permitted to audit the company's compliance with the GSA contracts. At any point in time, a number of GSA audits are either scheduled or in progress. Management has been notified that the GSA has referred an audit of the company to the Department of Justice for consideration of a potential civil False Claims Act case. Management does not expect resolution of the audits to have a material adverse effect on the company's consolidated financial statements. Management does not have information that would indicate a substantive basis for a civil False Claims Act case.

The company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the company's consolidated financial statements.

Item 4  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended May 29, 1999.

ADDITIONAL ITEM: EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information relating to Executive Officers of the company is as follows:



                                      Year Elected an         Position with
Name                           Age    Executive Officer       the Company

 James E. Christenson           52         1989               Vice President, Legal Services, and Secretary

 Robert Frey                    56         1996               Executive Vice President, President, International

 David M. Knibbe                44         1997               Executive Vice President, Sales and Distribution

 Andrew C. McGregor             49         1988               Executive Vice President, President, Business Services Group

 Gary S. Miller                 49         1984               Executive Vice President, Product Research and Development

 Gene Miyamoto                  44         1996               Executive Vice President, Human Resources and Corporate
                                                              Communications

 Christopher A. Norman          51         1996               Executive Vice President and Chief Information Officer

 Dan Rosema                     40         1998               Executive Vice President, Casegoods and Seating

 Vicki TenHaken                 48         1996               Executive Vice President, Strategic Planning

 Mike Valz                      47         1998               Executive Vice President, Systems and SQA

 Gary VanSpronsen               43         1998               Executive Vice President, Offer Development and Marketing

 Michael A. Volkema             43         1995               President and Chief Executive Officer

 Brian C. Walker                37         1996               Executive Vice President, Finance and Business Development,
                                                              Chief Financial Officer


Except as discussed in this paragraph, each of the named officers has served the company in an executive capacity for more than five years. Mr. Frey joined Herman Miller, Inc., in November 1996, and prior to 1996 was chairman of the board and chief executive officer of Asian operations and an elected executive vice president at Whirlpool Corporation. Mr. Knibbe was the vice president of sales and distribution for Herman Miller, Inc., from March 1996 to May 1997; president of Workplace Resource, Inc., from March 1995 to April 1996; and vice president of sales and distribution for Meridian, Inc., from April 1990 to March 1995. Mr. Miyamoto was the president at Community Medical Center Healthcare System from January 1995 to February 1996 and executive vice president and chief operating officer of St. Vincent Medical Center from June 1992 to January 1995. Prior to May 1993 to January 1998, Mr. Norman was the president of Miller SQA. Mr. Rosema was the vice president, casegoods, of Herman Miller, Inc., from March 1997 to September 1998; president of Coro Services, Inc., from June 1995 to March 1997; and owner of Corporate Vision Interiors, Inc., from October 1993 to June 1995. Ms. TenHaken was vice president and general manager of Herman Miller for the Home through May 1996. Mr. Valz was vice president of systems for Herman Miller, Inc., from March 1997 to September 1998, and vice president and general manager of Hardwood Products at Hillenbrand Industries, Inc., from January 1994 to March 1997. Mr. VanSpronsen was the president of Miller SQA from January 1998 to September 1998, and vice president and general manager of Miller SQA from June 1992 to December 1997. From February 1995 to May 1995, Mr. Volkema was president and chief executive officer of Coro, Inc., and prior to May 1993 to September 1994 was president and chairman of the board of Meridian, Inc. Mr. Walker was the vice president of finance for Herman Miller, Inc., from May 1995 to March 1996; vice president of Finance and Management Information Systems of Milcare, Inc., from July 1994 to May 1995; and vice president of finance for Herman Miller Europe from December 1991 to July 1994.

                                     PART II

Item 5   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
SHAREHOLDER MATTERS

SHARE PRICE, EARNINGS, AND DIVIDENDS SUMMARY

Herman Miller, Inc., common stock is quoted in the NASDAQ-National Market System (NASDAQ-NMS Symbol: MLHR). As of July 30, 1999, there were approximately 24,000 shareholders of record of the company's common stock.



Per Share and Unaudited             Market           Market       Market          Earnings       Dividends
                                    Price            Price        Price          Per Share-        Per
                                    High              Low         Close           Diluted         Share

YEAR ENDED MAY 29, 1999
First quarter                       30.313           23.000         23.000            .39         .03625
Second quarter                      25.438           18.750         22.250            .45         .03625
Third quarter                       26.875           15.875         17.000            .35         .03625
Fourth quarter                      22.750           15.813         20.188            .48         .03625
Year                                30.313           15.813         20.188           1.67         .14500


YEAR ENDED MAY 30, 1998
First quarter                       25.875           17.344         25.875            .30         .03625
Second quarter                      28.406           22.000         25.375            .33         .03625
Third quarter                       31.750           23.250         30.625            .36         .03625
Fourth quarter                      35.563           26.030         27.688            .40         .03625
Year                                35.563           17.344         27.688           1.39         .14500

Item 6 SELECTED FINANCIAL DATA

REVIEW OF OPERATIONS



(In Thousands, Except Per Share Data)             1999            1998            1997           1996           1995

OPERATING RESULTS
Net Sales                                        $1,766,239     $1,718,595      $1,495,885      $1,283,931    $1,083,050
Gross Margin                                        669,705        638,839         533,924         434,946       378,269
Selling, General, and Administrative                407,446        396,698         359,601         316,024       303,621
Design and Research Expense                          37,946         33,846          29,140          27,472        33,682
Operating Income                                    224,313        208,295         130,683          74,935         9,066
Income (Loss) Before Income Taxes                   229,912        209,531         125,883          70,096         4,039
Net Income (Loss)                                   141,812        128,331          74,398          45,946         4,339
Cash Flow from Operating Activities                 205,613        268,723         218,170         124,458        29,861
Depreciation and Amortization                        62,054         50,748          47,985          45,009        39,732
Capital Expenditures                                103,404         73,561          54,470          54,429        63,359
Common Stock Repurchased plus
    Cash Dividends Paid                             179,766        215,498         110,425          38,116        13,600

KEY RATIOS
Sales Growth                                            2.8           14.9            16.5            18.5         13.6
Gross Margin(1)                                        37.9           37.2            35.7            33.9         34.9
Selling, General, and Administrative(1)                23.1           23.1            24.0            24.6         28.0
Design and Research Expense(1)                          2.1            2.0             1.9             2.1          3.1
Operating Income(1)                                    12.7           12.1             8.7             5.8          0.8
Net Income Growth                                      10.5           72.5            61.9           958.9        (89.3)
After-Tax Return on Net Sales                           8.0            7.5             5.0             3.6          0.4
After-Tax Return on Average
   Assets                                              18.3           16.7            10.3             6.8          0.7
After-Tax Return on Average
   Equity                                              64.4           49.5            25.0            15.4          1.5

SHARE AND PER SHARE DATA(2)
Earnings per Share-Diluted                       $     1.67     $     1.39      $     0.77      $     0.46    $     0.04
Cash Dividends Declared per Share                      0.15           0.15            0.13            0.13          0.13
Book Value per Share at Year End                       2.46           2.51            2.99            3.07          2.89
Market Price per Share at Year End                    20.19          27.69           17.88            7.72          5.42
Weighted Average Shares Outstanding-
    Diluted                                          84,831         92,039          96,124         100,515        99,168

FINANCIAL CONDITION
Total Assets                                     $  761,506     $  784,346      $  755,587      $  694,911    $  659,012
Working Capital                                      (1,247)        21,803         100,253         115,878        39,575
Current Ratio                                           1.0           1.06            1.35            1.53          1.15
Interest-Bearing Debt                               147,590        130,655         127,369         131,710       144,188
Shareholders' Equity                                209,075        231,002         287,062         308,145       286,915
Total Capital                                       356,665        361,657         414,431         439,855       431,103
EBITDA                                              299,261        268,579         182,711         123,015        50,070
Debt-to-EBITDA Ratio                                     .5             .5              .7             1.1           2.9
EBITDA-to-Interest Expense Ratio                       41.0           32.4            20.7            15.6           7.9




(1)  Shown as a percent of net sales
(2) Retroactively adjusted to reflect two-for-one stock splits occurring in 1998 and 1997.

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

(graph)
EARNINGS PER SHARE
in dollars

1995    $0.04
1996    $0.46
1997    $0.77
1998    $1.39
1999    $1.67

OVERVIEW
We had a record-setting year at Herman Miller in a number of categories, including sales, net income, earnings per share and Economic Value Added (EVA). While we set new reference points for all of these critical measures, we did not achieve our goals for sales and net income growth. A key reason for our shortfall was a significant decline in industry demand that began to affect our order entry in the third quarter. We believe the driver behind this change in industry dynamics was the expectation of lower corporate profits in the United States (U.S.). Corporate profits were expected to decline in late calendar 1998 and early 1999. This was a result of economic difficulties in many international regions. As we finished fiscal 1999, the outlook had improved. Corporate profits were stronger than anticipated, the U.S. economy was still growing, and demand for our industry's products appeared to be firming up. This is discussed in more detail under the domestic operations section of this analysis.

This was a year of significant investment for Herman Miller. As we expected, capital expenditures increased to an all-time high of $103.4 million. We also made significant investments in the form of additional operating expenses. In total, our operating expenses increased $14.8 million, or 3.4 percent. Our design and research expenditures increased approximately 12.1 percent. Our investments were in three primary areas: information technology to connect our manufacturing, logistics, customer-care and administrative operations; an electronic sales platform; and new products. These investments are core building blocks that will enable us to implement our strategy, get connected, and change the game in the office furniture industry.

(graph)
EVA in millions of dollars

1995   ($13.4)
1996    $10.3
1997    $40.9
1998    $78.4
1999    $91.1

Despite less-than-anticipated sales growth, we continued to invest in our future, improve our profitability and set a new record for EVA performance. This was made possible by the continued efforts of our employee-owners to reduce and eliminate waste, redeploy or eliminate nonproductive assets, and prioritize our expenditures against our strategic imperatives.

Fiscal 1999 marked our third year of utilizing EVA as our business measurement tool. As we indicated when we initiated the program, our Board of Directors had set improvement targets for the initial three-year period, and has now established new targets for the next three years. While establishing targets for the future, we were able to reflect on the EVA program and the impact it has had on the company. We believe there have been numerous benefits from this program, with the most significant being the business literacy of our employee-owners. Nearly all of our 8,185 employees worldwide have received training in EVA. Our employee-owners know that capital is not free and that sustainable value is created through continuous improvement and growth. They also understand that their compensation is directly tied to EVA results. Extensive independent market research has demonstrated that EVA more closely correlates with shareholder value, in the long run, than any other measure. And this has been the case for Herman Miller, over the past four years. However, it was not true for Herman Miller in fiscal 1999. Our EVA increased 16.2 percent, while the value of one share of Herman Miller common stock declined 27.1 percent. We believe that this divergence in share price is a short-term phenomenon and that EVA will continue to be the best long-term predictor of shareholder value. Therefore, again this year, we have presented a summarized calculation of our EVA for fiscal 1999, 1998, and 1997. In addition, we have noted throughout our analysis the impact that changes in performance had on EVA.



CALCULATION OF ECONOMIC VALUE ADDED
(In Thousands)                                             1999              1998                 1997
Operating income                                      $ 224,313           $ 208,295           $ 130,683
Divestiture                                                --                  --                14,500
Interest expense on noncapitalized leases (1)             4,071               4,166               4,509
Goodwill amortization                                     3,001               6,161               4,725
Other                                                     4,621              13,765               5,093
Increase (decrease) in reserves                          (4,293)              1,290              18,649
Capitalized design and research                           3,657               2,101               2,819
                                                      ---------           ---------           ---------
     Adjusted operating profit                          235,370             235,778             180,978
Cash taxes (2)                                          (83,607)            (90,703)            (72,091)
                                                      ---------           ---------           ---------
     Net operating profit after taxes (NOPAT)           151,763             145,075             108,887
Weighted-average capital employed (3)                   551,600             606,018             617,727
Weighted-average cost of capital (4)                         11%                 11%                 11%
                                                      ---------           ---------           ---------
Cost of capital                                          60,676              66,662              67,950
                                                      ---------           ---------           ---------
     Economic Value Added                             $  91,087           $  78,413           $  40,937
                                                      ---------           ---------           ---------


(1) Imputed interest as if the total noncancelable lease payments were capitalized.
(2) The reported current tax provision is adjusted for the statutory tax impact of interest expense.
(3) Total assets less noninterest-bearing liabilities plus the LIFO, doubtful accounts and notes receivable reserves, warranty reserve, amortized goodwill, loss on sale of the German manufacturing operation, deferred taxes, restructuring costs, and capitalized design and research expense. Design and research expense is capitalized and amortized over 5 years.
(4) Management's estimate of the weighted average of the minimum equity and debt returns required by the providers of capital.

As you can see, we generated $91.1 million of EVA this year, compared to $78.4 million last year, and $40.9 million in 1997. In 1999, our EVA increased 16.2 percent, after increasing 91.5 percent in 1998.

KEY DRIVERS

NET SALES Over the past three years, our sales have increased at a compound rate of 11.2 percent. In fiscal 1999, our sales increased 2.8 percent, after increasing 14.9 percent in 1998, and 16.5 percent in 1997. Our fiscal 1999 result was significantly below our goal of increasing sales 15 percent per annum. These results brought home two facts. First, we will be affected from time to time by macro factors that are not in our control. Second, we have just begun our journey to reinvent our industry and ourselves.

(graph)
NET SALES in
millions of dollars

1995    $1,083.1
1996    $1,283.9
1997    $1,495.9
1998    $1,718.6
1999    $1,766.2


As we stated in the overview, much of the year-over-year decline in growth rates can be attributed to poor industry dynamics in the U.S. Based on industry information, we believe that we have continued to gain market share in the U.S., which is our largest market. Our international markets were also impacted by the economic turmoil in Asia and Latin America. In addition, the strong U.S. dollar made it more difficult to compete as an exporter. Each of these topics is expanded upon below.

Our leadership team began their work together four years ago. The first two years, we concentrated on practicing the fundamentals. We also implemented some of our building blocks, such as EVA and lean manufacturing. In year three, we refined our strategic vision and developed an implementation plan. This year, we began the implementation. Of course, many of the key competencies and capabilities have been in place for some time; however, we also have areas where the development is still in process. In the end, we intend to connect our historical strengths with our new capabilities to form new business models that will redefine the competitive playing field.

We know that we will not achieve our aggressive growth goals in each and every year. However, we continue to believe that, under normal industry conditions, our overall growth strategy is appropriate and attainable.

DOMESTIC OPERATIONS Our domestic sales grew 3.8 percent this year, after growing
16.7 percent in 1998, and 19.2 percent in 1997. Excluding acquisitions, our domestic sales increased 2.3 percent in 1999, 15.9 percent in 1998, and 16.4 percent in 1997. Individually, none of our acquisitions were material. Our domestic growth has been primarily driven by unit volume increases. We have not materially changed list prices in over three years. During 1999, incremental discounts given to customers reduced our net sales by approximately $11 million. Changes in discounts did not have a material impact on our sales in 1998 or 1997.


(graph)
DOMESTIC SALES GROWTH
as a percent

                         BIFMA       Herman Miller

1995                     9.4%             10.1%
1996                     5.1%             16.7%
1997                    10.1%             19.2%
1998                    11.9%             16.7%
1999                     1.9%              3.8%



The Business and Institutional Furniture Manufacturers Association (BIFMA) reported that U.S. sales grew approximately 1.9 percent in the 12 months ended May 1999, after increasing 11.9 percent in 1998, and 10.1 percent in 1997. Given that our growth has exceeded the industry's growth, we believe we have gained market share in each of the past three years.

We believe demand for office furniture in the U.S. is driven by three factors in the macro economy: corporate profits, white-collar employment, and nonresidential fixed investments. During fiscal years 1997 and 1998, each of these factors had a positive impact. Secular trends, such as the deployment of technology into work environments and new and emerging work styles, have also positively influenced demand in recent years.

We believe the decline in industry demand experienced in the last two quarters of fiscal 1999 was due to economic forecasts of weaker corporate profits. In late summer and early fall of 1998, many economic analysts began to predict declining corporate profits for the last quarter of calendar 1998 and much of 1999. Additionally, both white-collar employment and nonresidential fixed investment were expected to increase at a lower rate than in 1998 and 1997. This change in the macro economic outlook resulted in many companies delaying or reducing investment plans. The impact of these changes began to negatively affect our order entry at the beginning of our third quarter. This was further exacerbated by our normal pattern of lower order entry during the Christmas and New Year holiday season.

In retrospect, the actual decline in corporate profits was less than expected. The U.S. economy continued to expand and the international markets began to stabilize. Our industry has historically lagged behind changes in the macro economy by approximately six months. Therefore, we continued to experience weak demand throughout much of our fourth quarter. As we ended fiscal 1999, demand patterns had begun to firm up. This was evidenced by a 15.8 percent increase in order entry, from the third quarter to the fourth quarter. A portion of the sequential quarter increase was due to the seasonal impact of the holidays. However, renewed confidence that corporate profits will increase in 1999, coupled with the positive bias in the other macro factors, should enable the industry to return to more normal growth patterns. BIFMA is currently estimating that industry shipments will increase 1 to 3 percent in calendar 1999, and 4 to 6 percent in calendar 2000.

Our next fiscal year will contain 53 weeks. This extra week will be included in our results for the first quarter of fiscal 2000. Excluding the impact of this event, we expect our sales in the first half of fiscal 2000 to be nearly the same as the first half of 1999. Our sales growth in fiscal 2000 is likely to be heavily weighted to the second half of the year, as the year-over-year comparisons will be more favorable. In addition, we will still be rebuilding momentum in the first half of the year.

INTERNATIONAL OPERATIONS AND EXPORTS FROM THE UNITED STATES Three years ago, we stated our primary objective for our international business was to improve profitability. We had experienced several years of net operating losses, failed acquisitions and restructuring charges. Our plan was to right-size the business and to retain those assets and operations that were adding value, as a geographic segment, or supporting our multinational customers. We completed most of this work in fiscal 1997 and 1998. This included the sale of our German manufacturing operation in 1997, the realignment of our Italian operation in 1998, and a turnaround effort in Mexico in 1996. We are pleased to report that these efforts have all had positive impacts on our profitability with minimal, if any, impact on our sales. Fiscal 1999 marked our second year of positive operating results in our international business as a whole. All of those efforts are now driving tangible results. In spite of a decline in revenue, net income for 1999 was $8.1 million, versus $7.6 million last year. In 1997, we reported a net loss of $4.6 million, excluding the sale of our German manufacturing operation. These numbers are different than we have reported in past years. We have restated all years to conform to our internal reporting, where we allocate the cost of certain corporate functions and assets. This accounting provides a more accurate picture of the economic returns we receive from these operations. While we continue to incur losses in some of our operations, no individual location is generating a significant operating loss.

Net sales of international operations and export sales from the U.S. for the year declined 2.8 percent in 1999 to $259.1 million, compared with $266.7 million last year, and $251.2 million in 1997. The decline in 1999 and increases in 1998 and 1997 were primarily attributable to changes in unit volumes.

(graph)
INTERNATIONAL NET SALES
in millions of dollars

1995    $188.6
1996    $240.1
1997    $251.2
1998    $266.7
1999    $259.1

This year, our international sales have been negatively impacted by three macro factors. First, the strong U.S. dollar has made it more difficult to compete as an exporter. Our production capacity outside of the U.S. is largely limited to the United Kingdom. Second, the crisis in Asia has led indigenous companies to curtail investments and caused American multinationals to reevaluate the amount of risk they are willing to take in these markets. Last, the economic situation in Latin America has slowed activity levels in that region.

The sales decline for the year was primarily attributable to our Canadian business and, to a lesser extent, South America. The decline in Canada is due, in part, to the weak Canadian dollar. In addition, our sales in Canada are heavily project driven and some project business from last year did not repeat in the current year.

We continue to have very good results in our Mexico and United Kingdom operations. Each of these regions has increased revenue for each of the past three years. While our operations on the continent of Europe showed a decline in revenue in 1999, we are very pleased with the progress we have made in profitability and capability.

GROSS MARGIN Fiscal 1999 marked the third year in a row where we improved our gross margin percentage. Gross margin, as a percent of sales, increased to 37.9 percent for the year, compared to 37.2 percent in the prior year, and 35.7 percent in 1997. This improvement contributed approximately $7.8 million to EVA and net income in the current year.

Three primary factors are responsible for our improvements in gross margin: manufacturing productivity, reductions in material costs, and favorable changes in product mix. A decline in incentive compensation contributed to the improvement in 1999. These incentives are paid to all employees and are tied to year-over-year improvement in EVA. As discussed above, in 1999, these positive factors were partially offset by increased discounts given to customers.

We began to make significant improvements in our manufacturing processes in 1995. At that time, we implemented a series of changes to our manufacturing and logistical operations that eliminated or reduced non value-adding activities. This resulted in the elimination of certain facilities. Those changes continued to pay dividends to us over the past three years. In addition, we are in the process of implementing lean manufacturing techniques throughout our operations. These techniques are a process of continuous improvement that focuses on the elimination of waste in all aspects of our business. While it's difficult to quantify, we believe that this process began to have a significant impact on our costs in 1999. If this is true, the good news is that we are in the very early stages of this work and can anticipate an ongoing positive impact on costs.

Our improvements in manufacturing productivity have also led to a substantial reduction in the amount of money we have invested in working capital. At the end of 1999, the day's sales outstanding in the sum of our accounts receivable and inventory had declined to 52.5 days, compared to 56.2 days and 63.3 days at the end of 1998 and 1997, respectively. These improvements are the result of eliminating steps in the physical distribution process, faster cycle times, and improved connectivity with our vendors. In addition, as our operations become more reliable, our customers pay on a more timely basis. These improvements have had a significant impact on EVA. Over the past three years, these improvements have resulted in a cumulative decrease in capital deployed of $28.3 million or a $3.1 million increase in annual EVA.

Our manufacturing operations rely heavily on our supply base. In fact, 63.9 percent of our cost of goods sold is material cost. We believe this is a competitive advantage. Not only are our costs more variable with sales, we can be more flexible in selecting new materials and processes in the research, design, and development of new products. However, to be cost competitive and achieve the reliability and speed we demand, we must be connected with our supply base technologically and in purpose. We are making progress on both fronts. By partnering with our supply base, we were able to reduce our material cost by approximately $10 million in 1999. This work also has had and will continue to have a positive impact on our speed, reliability, and working-capital investment.

Our product mix has continued to shift toward seating products, a trend that started several years ago. Over the past four years, we introduced several new seating products, which we believe have given us the strongest work-seating offering in our industry. As a result, our sales in this product segment have increased at a faster rate than our total sales. On average, these products have higher gross margin levels.

While this has had a beneficial impact on margins, office furniture systems still represent the largest industry segment. We have introduced several new office systems products that we believe will enable us to increase our rate of sales growth in this category. Q system, a product line that was introduced in June of 1997, began to make a significant contribution to our sales in 1999. Passage desk-based system, introduced in June of 1998, became available for order in the third quarter of 1999. In June of 1999, we introduced Resolve system. We believe this product line will set new reference points for function, aesthetics, and costs in the systems furniture segment. Each of these products received a gold award on their introduction at the industry's annual trade show, NeoCon.

Over the last few years, we have had relatively stable pricing. The increased discounting in 1999 was not confined to any one product. Discounting in 1999 was more pronounced than we had anticipated at the beginning of the year, however, given the slower demand pattern, pricing has remained rational. For the year, the impact of increased discounting was approximately $11 million, or 0.6 percent of sales.

At the end of 1998, we began to implement a new Enterprise Resource Planning
(ERP) system in most of our U.S. operations. As part of this implementation, we intend to reengineer many of our operating processes. We believe the implementation of these investments, coupled with our implementation of lean manufacturing techniques, will improve our quality and reliability and reduce lead-times and the cost of producing product. Last year, we estimated the total investment to implement the ERP system would be approximately $80 million. We were wrong. The project will take longer than we anticipated and we now expect the total cost to be $100 million. After a difficult start, we reorganized the implementation, recruited several new information technology professionals, and reduced our reliance on external consultants. While we are not pleased with the increased time and money, we are confident that the revised plan will be achieved and believe this investment will generate positive EVA and improve our competitive position. To date, we have two West-Michigan manufacturing sites operating on the new system. We also are using the system for the financial operations of our largest operation in the U.S. All of these areas implemented these systems with very little, if any, disruption. While it is still early, we are seeing tangible benefits where we had anticipated them. We expect to implement the new system at the majority of our manufacturing sites over the next 12 to 18 months.

(graph)
GROSS MARGIN
as a percent of net sales

1995    34.9%
1996    33.9%
1997    35.7%
1998    37.2%
1999    37.9%

Going forward, we expect gross margins to remain in the range of 37.5 to 38.5 percent of sales. Continued productivity improvements and material cost reductions will be offset, to some degree, by additional discounting. We also could be negatively impacted by the cost of disruptions associated with implementation of our ERP system, a new production facility in Atlanta, Georgia, and new products that will be introduced over the next 12 months.

OPERATING EXPENSES Over the last four years, operating expense reductions have been a key driver of our improvement in EVA. Since 1995, we have reduced our operating expenses from 31.1 percent of sales to 25.2 percent in 1999. This reduction accounts for $64.1 million of EVA on an annual basis. This year, we had very little change in operating expenses. The 25.2 percent reported for 1999 is virtually the same as the 25.1 percent we reported in 1998.

(graph)
OPERATING EXPENSES
as a percent of net sales

1995    31.1%
1996    26.7%
1997    26.0%
1998    25.1%
1999    25.2%

Last year, we told you our goal was to reduce operating expenses to 23 percent by 2001. Our goal is still 23 percent of sales, but it will take us until 2002 to achieve it. Two things prevented us from making progress toward our goal in 1999. First, as we discussed above, we did not have a great deal of top line growth. Second, we have been and continue to be in a period of significant investment. We believe these investments, both capital and expense, are critical to building the capabilities we need to have a sustainable competitive advantage. Three areas required significant incremental spending during 1999.

The first of these areas is the continued development of our electronic selling platform, referred to internally as the 1:1 platform. Essentially, using this tool, we are able to design, specify, quote, and place an order, from a laptop personal computer brought to the customer's site. This tool has significantly improved the buying experience for our customers, while having the added benefit of streamlining the order-entry process. Our incremental investment in developing and implementing this capability was $4.2 million, or 0.2 percent of net sales in 1999.

As we have discussed throughout this report, the deployment of technology has been and will continue to be a key focus for us. To support this work, we have increased the size and expertise of our information technology staff. This year, the team was focused on implementing our new ERP system and upgrading our information technology infrastructure. In total, our spending in this area increased $10.6 million. We expect our information technology costs to remain at an increased level for the foreseeable future. This is due, in part, to our ongoing ERP implementation. In addition, we believe that most companies who lead their industry also lead in the deployment of technology.

The third area of incremental expenditure was design and research. Design and research costs, excluding royalty payments, were $33.4 million in 1999, compared to $29.0 million in 1998, and $25.7 million in 1997. Royalty payments made to designers of the company's products as the products are sold are not included in research and development costs, since they are considered to be a variable cost of the product. As a percentage of net sales, research and development costs were 1.9 percent in 1999, 1.7 percent in 1998, and 1.7 percent in 1997. As discussed earlier, new product design and development has been, and continues to be, a key business strategy. The increased expenditures are directly related to the increased number of new products introduced and currently in development.

In addition to these areas, we had incremental operating expenses from acquisitions completed during fiscal 1999 and 1998, and increases in wages and benefits of approximately 3 percent. Our incremental expenditures were partially offset by lower incentive compensation payments. Our executive incentives and company-wide gain sharing programs are based on the annual improvement in EVA.

OPERATING INCOME The combination of improved gross margins and relatively unchanged operating expenses has resulted in significant improvements in operating income. As a percent of sales, operating income improved to 12.7 percent in 1999, after improving to 12.1 percent in 1998, and 9.7 percent in 1997. The 1997 amount excludes the charge for the sale of our German manufacturing operation. The 12.7 percent recorded in 1999 was the highest reported for a fiscal year in over 10 years.

(graph)
OPERATING INCOME
as a percent of net sales

1995    3.8%
1996    7.1%
1997    9.7%
1998    12.1%
1999    12.7%

INCOME TAXES Our effective tax rate was 38.3 percent in 1999, compared to 38.8 percent and 40.9 percent in 1998 and 1997, respectively. The lower tax rate is due primarily to lower state taxes, international tax benefits and utilization of net operating loss carryforwards. The 1997 tax rate was also negatively impacted by the loss on the sale of the German manufacturing operation, which provided a tax benefit that was lower than our statutory rate.

We expect the effective tax rate for fiscal 2000 to be in the range of 36.5 to
37.5 percent.

LIQUIDITY AND CAPITAL RESOURCES The table below shows certain key cash flow and capital highlights:


(In Thousands)                                          1999              1998                 1997

Cash and cash equivalents                             $ 79,952          $115,316             $106,161
Cash from operating activities                        $205,613          $268,723             $218,170
Days sales in accounts receivable and inventory           52.5              56.2                 63.3
Capital expenditures                                  $103,404          $ 73,561             $ 54,470
Debt-to-EBITDA ratio                                        .5                .5                   .7
EBITDA-to-interest expense ratio                          41.0              32.4                 20.7
EVA capital                                           $577,122          $543,789             $615,120
NOPAT to EVA capital                                      26.3%             26.7%                17.7%


Our cash flow from operations declined 23.5 percent in 1999, to $205.6 million, from the all-time high we recorded last year of $268.7 million. The decrease from last year was due to an incremental increase in working capital of $14.9 million. Last year we were able to reduce our dollars invested in working capital by $85.2 million. As we discussed above, we continued to do an excellent job of managing our working capital in 1999. Days sales outstanding in the total of accounts receivable and inventory declined 3.7 days or 6.6 percent. Over the past four years, we have reduced our days sales outstanding by 38.7 days or 42.4 percent. As noted above, this has significantly increased our return on invested capital. Our progress in 1999 was offset by declines in accounts payable and unfunded checks. These reductions were the result of lower inventory balances and the timing of payments to vendors. We believe the investments we are making in the deployment of lean manufacturing techniques and information technology will allow us to achieve further improvements in working capital.

Fiscal 1999 capital expenditures were primarily for investments in our new ERP system, overall information technology infrastructure, the development and deployment of our electronic selling platform, new products, and machinery and equipment to improve operational performance and expand capacity. At the end of the fiscal year, $25.4 million of capital was committed for future expenditures.

In 1996, we established a plan to reduce the cash we had invested in nonproductive or nonessential assets. This has resulted in the sale of certain real estate assets over the past three years. During 1999, we completed the sale of our manufacturing site and excess land in Roswell, Georgia, a building in Grandville, Michigan, and excess land in the United Kingdom. Total proceeds from the sale of these properties were $26.0 million. Our gain on the sale of these assets, net of other capital losses, was $4.3 million or $.05 per share. The Grandville site is no longer needed and will not be replaced. The Georgia facility will be replaced by a new facility, which will be completed in 2000. The new facility will enable us to consolidate the operations currently performed on our Roswell site with operations performed at two leased locations, thus lowering our total operating costs and providing increased capacity.

(graph)
CASH FLOW FROM OPERATING ACTIVITIES
 in millions of dollars

1995     $29.9
1996     $124.5
1997     $218.2
1998     $268.7
1999     $205.6



We expect capital expenditures, net of redeployments, to increase to between $110 million and $140 million in 2000. The largest planned expenditures will be investments in our ERP system, electronic selling platform, new products, the new facility in Georgia, and facility enhancements in West Michigan.

In 1999, we acquired three privately owned North American dealers as part of our service strategy. These local service organizations were acquired for approximately $4.7 million. We also invested $3.7 million to enter into a joint venture with one of our North American dealers. We expect to invest between $10 million and $20 million in acquiring additional local and regional service operations in 2000.

At the end of 1999, we continued to have a high level of cash and cash equivalents. We intend to utilize the cash to repurchase shares of the company's stock, to fund acquisitions, and to fund future capital expenditures.

In the past year, we reexamined our use of the debt-to-capital ratio as a financial statistic. Our debt-to-capital ratio at the end of 1999 was 41.4 percent, compared to 36.1 percent at the end of 1998. This was the highest debt-to-capital ratio we have had in over 10 years, and is due to the large amount of our common stock repurchased over the past four years.

We determined that it is more important for our company to look at the liquidity of the business and its cash-generating potential than at historical retained earnings. We need the financial flexibility to finance our growth and share repurchase plans and to enable us to effectively manage our capital structure.

The covenants on our long-term debt and revolving credit loan contained minimum net-worth requirements. In 1999, we renegotiated the covenants and obtained a new $300 million unsecured revolving credit facility. Going forward, our capital structure will be managed based on two tenets. First, we will maintain the financial strength and flexibility that would enable our debt to be rated investment grade. Second, we will maintain a minimum EBITDA-to-interest expense ratio and a maximum debt-to-EBITDA ratio. EBITDA stands for Earnings Before Interest Expense, Taxes, Depreciation, and Amortization.

Our available credit, combined with our existing cash and expected cash flow, is adequate to fund our day-to-day operations, strategic investments, and share repurchases. If necessary, we also have informal credit facilities that can be accessed.



COMMON STOCK TRANSACTIONS
(In Thousands, Except Share and Per Share Data)

                                                              1999             1998               1997
Shares acquired                                             8,379,444        5,222,361         2,765,984
Cost of shares acquired                                    $  167,496       $  201,982        $   97,962
Cost per share acquired                                    $    19.99       $    38.68        $    35.42
Shares issued                                                 958,347        1,347,483           470,082
Cost per share issued                                      $    16.18       $    21.23        $    28.13
Cash dividends                                             $   11,992       $   13,361        $   12,593
Dividends per share                                        $      .15       $      .15        $      .13


The Board of Directors first authorized the company to repurchase its common stock in 1984, and has periodically renewed its authorization. During 1999, we repurchased 8.1 million shares of our common stock for $160.5 million under the Board-approved stock repurchase program. Over the past four years, we have repurchased 26,141,915 shares of our common stock for $468.6 million, adjusted for stock splits in fiscal 1998 and 1997. This represents approximately 26.3 percent of the common shares outstanding at the end of 1995. Management and the Board of Directors believe the share repurchase program is an excellent means of returning value to our shareholders and preventing dilution from employee-ownership programs. In January of this year, our Board of Directors approved an additional $100 million to be used for share repurchases. We currently have $56.8 million remaining on this authorization.

(graph)
TOTAL CASH RETURNED TO SHAREHOLDERS
in millions of dollars

1995     $ 13.6
1996     $ 38.1
1997     $110.4
1998     $215.5
1999     $179.8



(graph)
TOTAL RETURN TO SHAREHOLDERS
as a percent

              Herman Miller              S&P500
1995              (9.72%)                 20.16%
1996              43.11%                  28.55%
1997             133.33%                  29.54%
1998              55.71%                  30.61%
1999             (26.56%)                 21.03%


YEAR 2000
This Year 2000 readiness disclosure is the most current information available and replaces all previous disclosures made by the company in its filings on form 10-Q and form 10-K, and in its annual report to shareholders.

During fiscal year 1998, the company performed an analysis of the work necessary to assure that its existing information systems and manufacturing equipment for both domestic and international operations will be able to address the issues surrounding the advent of the year 2000.

Company's State of Readiness:
Herman Miller has a comprehensive, written plan that is regularly updated and monitored by technical personnel and company management, and reported to senior management and the Board of Directors.

All of our domestic locations are now substantially Year 2000 compliant. For international locations, the company presently believes that all remediation and testing will be completed prior to August 1999.

The company has also verified Year 2000 conversion plans with its significant vendors and independent dealers. All significant vendors and independent dealers confirmed that they were Year 2000 compliant or are in the process of completing their Year 2000 conversion plans.

Costs to Address the Company's Year 2000 Issues:
To date, the company has spent approximately $5 million on Year 2000 renovations. These are renovations to existing systems and are exclusive of the implementation of our new ERP system. The company does not separately track the internal costs incurred for the Year 2000 project, and such costs incurred are principally related to payroll costs for employees involved with the project.

Based on costs incurred to date, the company does not believe the expenses related to Year 2000 compliance will be material to the results of its operations, financial position, or cash flows. The company does not expect to spend any significant additional amounts to complete the renovation.

Risks of the Company's Year 2000 Issues:
The company expects to have completed its Year 2000 remediation plan prior to any Year 2000 issues having an adverse impact on its operations. Due to the uncertain and unprecedented nature of the Year 2000 issue, however, and especially the uncertainty surrounding the readiness of third-party vendors, independent dealers, and customers, the company cannot provide assurance at this time that the consequences of the Year 2000 dating issue will not have a material impact on its results of operations, financial position, or cash flows.

Possible business consequences of the Year 2000 dating issues include, but are not limited to, higher than expected costs of remediation; or a temporary inability to manufacture or ship product, process transactions, communicate with customers, vendors, subsidiary locations and employees, or conduct other similar corporate activities in a normal business environment.

Company's Contingency Plans:
In the event that additional actions beyond those described above are necessary, the company will immediately, upon identifying the need, begin developing and implementing remedial actions to address the issues.

CONTINGENCIES
The company, for a number of years, has sold various products to the United States Government under General Services Administration (GSA) multiple award schedule contracts. The GSA is permitted to audit the company's compliance with the GSA contracts. At any point in time, a number of GSA audits are either scheduled or in progress. Management has been notified that the GSA referred an audit of the company to the Department of Justice for consideration of a potential civil False Claims Act case. Management does not expect resolution of the audit to have a material adverse effect on the company's consolidated financial statements. Management does not have information that would indicate a substantive basis for a civil False Claims Act case.

We are not aware of any other litigation or threatened litigation that would have a material impact on the company's consolidated financial statements.

CONCLUSION
In conclusion, we have shared with you the key elements of our financial performance, including how we intend to increase our market opportunity and improve our operational performance. Each of these elements played a key role in our EVA and net income improvement over the past three years and, we believe, will continue to enable us to improve EVA and net income and provide superior returns to our shareholders in the future. We also hope you have gained some insight into the risks and challenges we face.

Item 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company has no material financial exposure to the various financial instrument market risks covered under this item. Foreign currency exchange rate fluctuations related to the company's foreign operations did not have a material impact on the financial results of the company during fiscal 1999. The company has no material sensitivity to changes in foreign currency exchange rates. For further information, refer to the Fair Value of Financial Instruments and Financial Instruments with Off-Balance-Sheet Risk disclosures in the Notes to Consolidated Financial Statements filed as part of this report.

Item 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

QUARTERLY FINANCIAL DATA

Summary of the quarterly operating results on a consolidated basis:



May 29, 1999; May 30, 1998; May 31, 1997             First          Second           Third         Fourth
(In Thousands, Except Per Share Data)              Quarter         Quarter         Quarter        Quarter

1999     Net sales                                $447,503        $464,818        $421,550       $432,368
         Gross margin                              170,212         176,112         155,975        167,406
         Net income                                 34,005          38,913          29,927         38,967
         Earnings per share-diluted               $    .39        $    .45        $    .35       $    .48
1998     Net sales                                $401,545        $415,086        $436,708       $465,256
         Gross margin                              147,001         151,643         164,896        175,299
         Net income                                 27,807          30,446          32,639         37,439
         Earnings per share-diluted               $    .30        $    .33        $    .36       $    .40
1997     Net sales                                $342,484        $377,137        $365,060       $411,204
         Gross margin                              118,272         134,300         131,933        149,419
         Net income                                 15,586          17,852          13,535         27,425
         Earnings per share-diluted               $    .16        $    .18        $    .14       $    .29




CONSOLIDATED STATEMENTS OF INCOME

May 29, 1999; May 30, 1998; May 31, 1997                   1999               1998                1997
(In Thousands, Except Per Share Data)
NET SALES                                                 $1,766,239       $1,718,595           $1,495,885
COST OF SALES                                              1,096,534        1,079,756              961,961
                                                          ----------       ----------           ----------
     GROSS MARGIN                                            669,705          638,839              533,924
                                                          ----------       ----------           ----------
Operating Expenses:
     Selling, general, and administrative                    407,446          396,698              359,601
     Design and research                                      37,946           33,846               29,140
     Loss on divestiture                                          --               --               14,500
                                                          ----------       ----------           ----------
     TOTAL OPERATING EXPENSES                                445,392          430,544              403,241
                                                          ----------       ----------           ----------
OPERATING INCOME                                             224,313          208,295              130,683
                                                          ----------       ----------           ----------
Other Expenses (Income):
     Interest expense                                          7,295            8,300                8,843
     Interest income                                          (7,128)         (11,262)              (8,926)
     Loss on foreign exchange                                    300              270                1,687
     Other, net                                               (6,066)           1,456                3,196
                                                          ----------       ----------           ----------
     NET OTHER EXPENSES (INCOME)                              (5,599)          (1,236)               4,800
                                                          ----------       ----------           ----------
INCOME BEFORE INCOME TAXES                                   229,912          209,531              125,883
Income Taxes                                                  88,100           81,200               51,485
                                                          ----------       ----------           ----------
NET INCOME                                                $  141,812       $  128,331           $   74,398
                                                          ----------       ----------           ----------
EARNINGS PER SHARE--BASIC                                 $     1.69       $     1.42           $      .79
                                                          ----------       ----------           ----------
EARNINGS PER SHARE--DILUTED                               $     1.67       $     1.39           $      .77
                                                          ----------       ----------           ----------



The accompanying notes are an integral part of these statements.



CONSOLIDATED BALANCE SHEETS

May 29, 1999, and May 30, 1998                                                       1999            1998
(In Thousands, Except Share and Per Share Data)
ASSETS
Current Assets:
    Cash and cash equivalents                                                    $ 79,952        $115,316
    Accounts receivable, less allowances of $14,144 in 1999, and
    $13,792 in 1998                                                               192,374         192,384
    Inventories                                                                    32,615          47,657
    Prepaid expenses and other                                                     45,161          44,778
                                                                                  -------        --------
        TOTAL CURRENT ASSETS                                                      350,102         400,135
                                                                                  -------        --------
Property and Equipment:
    Land and improvements                                                          25,073          27,279
    Buildings and improvements                                                    137,367         156,605
    Machinery and equipment                                                       428,867         364,817
    Construction in progress                                                       55,356          47,171
                                                                                  -------        --------
                                                                                  646,663         595,872
    Less: accumulated depreciation                                                329,944         305,208
                                                                                  -------        --------
        NET PROPERTY AND EQUIPMENT                                                316,719         290,664
                                                                                  -------        --------
Notes Receivable, less allowances of $5,469 in 1999, and $8,430 in 1998            17,400          27,522
Other Assets                                                                       77,285          66,025
                                                                                  -------        --------
        TOTAL ASSETS                                                             $761,506        $784,346
                                                                                  -------        --------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Unfunded checks                                                              $ 22,605        $ 35,241
    Current portion of long-term debt                                              10,130          10,203
    Notes payable                                                                  46,568          19,542
    Accounts payable                                                               82,404          92,241
    Accrued liabilities                                                           189,642         195,489
                                                                                  -------         -------
        TOTAL CURRENT LIABILITIES                                                 351,349         352,716
Long-Term Debt, less current portion above                                         90,892         100,910
Other Liabilities                                                                 110,190          99,718
                                                                                  -------         -------
        TOTAL LIABILITIES                                                         552,431         553,344
                                                                                  -------         -------
Shareholders' Equity:
    Preferred stock, no par value (10,000,000 shares authorized, none issued)        --               --
    Common stock, $.20 par value (240,000,000 shares authorized, 79,565,860
    and 86,986,957 shares issued and outstanding in 1999 and 1998)                 15,913          17,397
    Additional paid-in capital                                                       --               --
    Retained earnings                                                             210,084         227,464
    Accumulated other comprehensive loss                                          (10,683)         (9,360)
    Key executive stock programs                                                   (6,239)         (4,499)
                                                                                  -------         -------
        TOTAL SHAREHOLDERS' EQUITY                                                209,075         231,002
                                                                                  -------         -------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $761,506        $784,346
                                                                                 --------        --------

The accompanying notes are an integral part of these balance sheets.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                                                  Accumulated
(In Thousands,                                    Additional                            Other     Key Exec.           Total
Except Share and                       Common        Paid-In      Retained      Comprehensive         Stock   Shareholders'
Per Share Data)                         Stock        Capital      Earnings               Loss      Programs          Equity

BALANCE JUNE 1, 1996                  $ 4,934       $ 14,468     $ 303,578           $(11,633)      $(3,202)     $ 308,145
Net income                                 --             --        74,398                 --            --         74,398
Current year translation adjustment        --             --            --                770            --            770
                                                                                                                 ---------
   Total comprehensive income                                                                                       75,168
Cash dividends ($.134 per share)           --             --       (12,593)                --            --        (12,593)
Exercise of stock options                  63          9,049            --                 --            --          9,112
Employee stock purchase plan               14          2,637            --                 --            --          2,651
Repurchase and retirement of
2,765,984 shares of common stock         (553)       (29,374)      (68,414)                --           379        (97,962)
Stock dividend                          4,732             --        (4,732)                --            --             --
Directors' fees                             1            225            --                 --            --            226
Stock grants earned                        --             --            --                 --           387            387
Stock grants issued                        16          2,995            --                 --        (1,776)         1,235
Stock purchase assistance plan             --             --            --                 --           693            693
                                      -------       --------     ---------           --------       -------      ---------
BALANCE MAY 31, 1997                  $ 9,207       $     --     $ 292,237           $(10,863)      $(3,519)     $ 287,062
                                      -------       --------     ---------           --------       -------      ---------
Net income                                 --             --       128,331                 --            --        128,331
Current year translation adjustment        --             --            --              1,503            --          1,503
                                                                                                                 ---------
   Total comprehensive income                                                                                      129,834
Cash dividends ($.145 per share)           --             --       (13,361)                --            --        (13,361)
Exercise of stock options                 246         14,105            --                 --            --         14,351
Employee stock purchase plan               21          3,831            --                 --            --          3,852
Tax benefit relating to employee
stock plans                                --         10,074            --                 --            --         10,074
Repurchase and retirement of
5,222,361 shares of common stock       (1,044)       (30,161)     (170,777)                --            --       (201,982)
Stock dividend                          8,966             --        (8,966)                --            --             --
Directors' fees                             1            325            --                 --            --            326
Stock grants earned                        --             --            --                 --           718            718
Deferred compensation plan                 --          1,826            --                 --        (1,826)            --
Stock purchase assistance plan             --             --            --                 --           128            128
                                      -------       --------     ---------           --------       -------      ---------
BALANCE MAY 30, 1998                  $17,397       $     --     $ 227,464           $ (9,360)      $(4,499)     $ 231,002
                                      -------       --------     ---------           --------       -------      ---------
Net income                                 --             --       141,812                 --            --        141,812
Current year translation adjustment        --             --            --             (1,323)           --         (1,323)
                                                                                                                  --------
   Total comprehensive income                                                                                      140,489
Cash dividends ($.145 per share)           --             --       (11,992)                --            --        (11,992)
Exercise of stock options                 135          8,662            --                 --            --          8,797
Employee stock purchase plan               51          4,345            --                 --            --          4,396
Tax benefit relating to
employee stock plans                       --          1,978            --                 --            --          1,978
Repurchase and retirement of
8,379,444 shares of common stock       (1,676)       (18,620)     (147,200)                --            --       (167,496)
Directors' fees                             3            314            --                 --            --            317
Stock grants earned                        --             --            --                 --         1,222          1,222
Stock grants issued                         3            424            --                 --          (409)            18
Deferred compensation plan                 --          2,897            --                 --        (2,897)            --
Stock purchase assistance plan             --             --            --                 --           344            344
                                      -------       --------     ---------           --------       -------      ---------
BALANCE MAY 29, 1999                  $15,913       $     --     $ 210,084           $(10,683)      $(6,239)     $ 209,075
                                      =======       ========     =========           ========       =======      =========


The accompanying notes are an integral part of these statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS

May 29, 1999; May 30, 1998; and May 31, 1997                  1999            1998            1997
(In Thousands)
Cash Flows from Operating Activities:
Net Income                                               $ 141,812       $ 128,331       $  74,398
Adjustments to reconcile net income
to net cash provided by operating activities                63,801         140,392         143,772
                                                         ---------       ---------       ---------
     NET CASH PROVIDED BY OPERATING ACTIVITIES             205,613         268,723         218,170
                                                         ---------       ---------       ---------
Cash Flows from Investing Activities:
Notes receivable repayments                                491,077         561,923         449,405
Notes receivable issued                                   (486,525)       (544,182)       (460,956)
Property and equipment additions                          (103,404)        (73,561)        (54,470)
Proceeds from sales of property and equipment               28,853             870           5,336
Net cash paid for acquisitions                              (4,689)         (4,076)         (9,743)
Other, net                                                 (15,899)         (7,102)          1,548
                                                         ---------       ---------       ---------
     NET CASH USED FOR INVESTING ACTIVITIES                (90,587)        (66,128)        (68,880)
                                                         ---------       ---------       ---------
Cash Flows from Financing Activities:
Short-term debt borrowings                                  65,589         192,808         236,627
Short-term debt repayments                                 (38,563)       (189,619)       (239,417)
Long-term debt repayments, net                             (10,091)           (179)           (302)
Dividends paid                                             (12,270)        (13,516)        (12,463)
Common stock issued                                         13,528          18,529          11,989
Common stock repurchased and retired                      (167,496)       (201,982)        (97,962)
                                                         ---------       ---------       ---------
     NET CASH USED FOR FINANCING ACTIVITIES               (149,303)       (193,959)       (101,528)
                                                         ---------       ---------       ---------
Effect of Exchange Rate Changes on Cash
and Cash Equivalents                                        (1,087)            519           1,346
                                                         ---------       ---------       ---------
     NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                      (35,364)          9,155          49,108
                                                         ---------       ---------       ---------
Cash and Cash Equivalents, Beginning of Year               115,316         106,161          57,053
                                                         ---------       ---------       ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                   $  79,952       $ 115,316       $ 106,161
                                                         ---------       ---------       ---------


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

Description of Business The company is engaged in the design, manufacture, and sale of office systems, products, and services principally for offices and, to a lesser extent, for healthcare facilities and other uses. The company's products are sold primarily to or through independent contract office furniture dealers. Accordingly, accounts and notes receivable in the accompanying balance sheets principally are amounts due from the dealers.

Fiscal Year The company's fiscal year ends on the Saturday closest to May 31. The years ended May 29, 1999, May 30, 1998, and May 31, 1997, each contained 52 weeks.

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

Cash Equivalents The company invests in certain debt and equity securities as part of its cash management function. Due to the relative short-term maturities and high liquidity of these securities (consisting primarily of money market investments), they are included in the accompanying consolidated balance sheets as cash equivalents at market value and totaled $46.5 million and $67.3 million as of May 29, 1999, and May 30, 1998, respectively.

The company's cash equivalents are considered "available for sale." As of May 29, 1999, and May 30, 1998, the market value approximated the securities' cost. All cash and cash equivalents are high-credit quality financial instruments, and the amount of credit exposure to any one financial institution or instrument is limited.

Property, Equipment, and Depreciation Property and equipment are stated at cost. The cost is depreciated over the estimated useful lives of the assets, using the straight-line method. The average useful lives of the assets are 32 years for buildings and seven years for all other property and equipment.

The company capitalizes certain external and internal costs incurred in connection with the development, testing, and installation of software for internal use. Software for internal use is included in property and equipment and is depreciated over an estimated useful life of five years.

Notes Receivable The notes receivable are primarily from certain independent contract office furniture dealers. The notes are collateralized by the assets of the dealers and bear interest based on the prevailing prime rate. Interest income relating to these notes was $3.0, $4.3, and $4.8 million in 1999, 1998, and 1997, respectively.

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

In situations where goodwill and intangible balances remain after applying the impairment measurements to business unit asset groupings under Statement of Financial Accounting Standards (SFAS) No. 121, the company assesses the recoverability of the remaining balances at the enterprise level under the provisions of Accounting Principles Board (APB) Opinion 17. Applying these provisions, when the estimated undiscounted future operating income (before interest and amortization) for individual business units is not sufficient to recover the remaining carrying value over the remaining amortization period, the company recognizes an impairment loss for the excess.

Excluding the impairment incurred in connection with the divestiture of the company's German manufacturing operation in 1997 (see Acquisitions and Divestitures note), such provisions were not significant in 1999, 1998, or 1997.

Intangible assets included in other assets consist mainly of goodwill, patents, and other acquired intangibles, and are carried at cost, less applicable amortization of $19.5 and $16.0 million in 1999 and 1998, respectively. These assets are amortized using the straight-line method over periods of five to 15 years.

Unfunded Checks As a result of maintaining a consolidated cash management system, the company utilizes controlled disbursement bank accounts. These accounts are funded as checks are presented for payment, not when checks are issued. The resulting book overdraft position is included in current liabilities as unfunded checks.

Self-Insurance The company is partially self-insured for general liability, workers' compensation, and certain employee health benefits. The general and workers' compensation liabilities are managed through a wholly owned insurance captive; the related liabilities are included in the accompanying consolidated financial statements. The company's policy is to accrue amounts equal to the actuarially determined liabilities. The actuarial valuations are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as legal actions, medical costs, and changes in actual experience could cause these estimates to change in the near term.

Research, Development, Advertising, and Other Related Costs Research, development, advertising materials, preproduction and start-up costs are expensed as incurred. Research and development costs consist of expenditures incurred during the course of planned search and investigation aimed at discovery of new knowledge that will be useful in developing new products or processes, or significantly enhancing existing products or production processes, and the implementation of such through design, testing of product alternatives, or construction of prototypes. Royalty payments made to designers of the company's products as the products are sold are not included in research and development costs, as they are considered to be a variable cost of the product. Research and development costs, included in design and research expense in the accompanying statements of income, were $33.4, $29.0, and $25.7 million in 1999, 1998, and 1997, respectively.

Income Taxes Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse.

Earnings per Share Basic earnings per share (EPS) exclude the dilutive effect of common shares that could potentially be issued, due to the exercise of stock options, and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted-average number of shares outstanding plus all shares that could potentially be issued.

Revenue Recognition Revenues are recorded when product is shipped and invoiced and performance of services is complete.

Comprehensive Income The company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," as of May 31, 1998, the beginning of its 1999 fiscal year. SFAS No. 130 establishes new standards for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the company's net income or shareholders' equity. The company's comprehensive income consists of net income and foreign currency translation adjustments. Prior years' financial statements have been reclassified to conform to these requirements.

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

New Accounting Standards In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability, measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 is effective in the company's fiscal year 2002. The company has not yet determined the timing or method of adoption of SFAS 133; however, the Statement is not expected to have a material impact on the company's consolidated financial statements.

Reclassifications Certain prior year information has been reclassified to conform to the current year presentation.

ACQUISITIONS AND DIVESTITURES
During 1999, 1998, and 1997, the company made several acquisitions, all of which were recorded using the purchase method of accounting. Accordingly, the purchase price of these acquisitions has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of the acquisition. The cost of the acquisitions in excess of net identifiable assets acquired has been recorded as goodwill.

During 1999, 1998, and 1997, the company purchased various privately owned North American dealers. These companies were acquired for approximately $18.5 million in cash, which resulted in approximately $11.1 million of goodwill. The results of the acquisitions were not material to the company's consolidated operating results.

During the second quarter of fiscal 1997, declining sales and continuing losses at the company's German subsidiary led the company, in accordance with its accounting policies, to assess the realizability of the subsidiary's long-lived assets. At that time, estimates of expected future cash flows under various options to improve the company's operating results in Germany were evaluated to determine if any potential impairment existed. Although none of the options were developed to the extent required to enable the company to reach a decision and plan for implementation, based on the results of its various evaluations of potential impairment, the company determined at the enterprise level the goodwill and intangibles associated with the acquisition were no longer recoverable. As a result, a pretax charge of $5.5 million ($4.5 million, or $.05 per share after tax) was recorded for the write-off of the goodwill and brand-name assets of the subsidiary.

During the third quarter of fiscal 1997, management authorized and committed the company to a plan to restructure the manufacturing component of its German operation. Based on the most current information available at that time, management believed that closing the facility was the most viable option. As a result, the company recorded a pretax restructuring charge of $13.7 million ($5.4 million, or $.06 per share after tax).

During the fourth quarter of fiscal 1997, the company sold the German manufacturing operation. The sale had the effect of reducing both the pretax restructuring costs recorded in the third quarter by $4.7 million, and the anticipated tax benefit by $5.2 million. In summary, after adjusting for the effects of the sale, the divestiture of the company's investments in its German manufacturing operation resulted in a pretax loss of $14.5 million ($10.4 million, or $.11 per share after tax) for fiscal 1997.

The following is a summary of significant accounting and reporting policies not reflected elsewhere in the accompanying financial statements.


INVENTORIES
(In Thousands)                                                          1999                 1998
Finished products                                                    $11,946              $19,807
Work in process                                                        7,446                8,844
Raw materials                                                         13,223               19,006
                                                                     -------              -------
                                                                     $32,615              $47,657
                                                                     =======              =======


Inventories are valued at the lower of cost or market and include material, labor, and overhead. The inventories of certain subsidiaries are valued using the last-in, first-out (LIFO) method. The inventories of all other subsidiaries are valued using the first-in, first-out method. Inventories valued using the LIFO method amounted to $18.4 and $25.2 million at May 29, 1999, and May 30, 1998, respectively.

If all inventories had been valued using the first-in, first-out method, inventories would have been $11.8 and $13.6 million higher than reported at May 29, 1999, and May 30, 1998, respectively.


PREPAID EXPENSES AND OTHER
(In Thousands)                                1999             1998
Current deferred income taxes              $ 20,906         $ 27,154
Other                                        24,255           17,624
                                           --------         --------
                                           $ 45,161         $ 44,778
                                           ========         ========
ACCRUED LIABILITIES
(In Thousands)                                 1999             1998
Compensation and employee benefits         $ 75,125         $ 85,068
Income taxes                                 39,499           22,809
Other                                        75,018           87,612
                                           --------         --------
                                           $189,642         $195,489
                                           ========         ========
OTHER LIABILITIES
(In Thousands)                                 1999             1998
Pension benefits                           $ 41,907         $ 41,898
Postretirement benefits                       9,510            9,618
Other                                        58,773           48,202
                                           --------         --------
                                           $110,190         $ 99,718
                                           ========         ========
NOTES PAYABLE
(In Thousands)                                 1999             1998
U.S. dollar currencies                     $ 36,000         $   --
Non-U.S. dollar currencies                   10,568           19,542
                                           --------         --------
                                           $ 46,568         $ 19,542
                                           ========         ========


The following information relates to short-term borrowings in 1999:



(In Thousands)                                        Domestic            Foreign
Weighted-average interest rate at May 29, 1999           5.3%               3.9%
Weighted-average interest rate at May 30, 1998            --                4.8%
Weighted-average interest rate during 1999               5.3%               4.8%
Unused short-term credit lines                           $--          $  39,400


In addition to the company's formal short-term credit lines shown above, the company has available informal lines of credit totaling $41.5 million.

LONG-TERM DEBT
(In Thousands)                                                                      1999             1998
Series A senior notes, 6.37%, due March 5, 2006                                  $ 70,000        $ 70,000
Series B senior notes, 6.08%, due March 5, 2001                                    15,000          15,000
Series C senior notes, 6.52%, due March 5, 2008                                    15,000          15,000
Finance lease obligation                                                               --          10,000
Other                                                                               1,022           1,113
                                                                                 --------        --------
                                                                                  101,022         111,113
Less current portion                                                               10,130          10,203
                                                                                 --------        --------
                                                                                 $ 90,892        $100,910
                                                                                 ========        ========


During the third quarter of 1996, the company entered into a private placement of $100.0 million of senior notes with seven insurance companies. The Series A, B, and C notes have interest-only payments until March 5, 2000, March 5, 2001, and March 5, 2004, respectively.

The company has available an unsecured revolving credit loan that provides for a $300.0 million line of credit of which $36.0 million is currently outstanding. The loan permits borrowings in multiple currencies and matures on April 16, 2004. Outstanding borrowings bear interest, at the option of the company, at rates based on the prime rate, certificates of deposit, LIBOR, or negotiated rates. Interest is payable periodically throughout the period a borrowing is outstanding. During 1999 and 1998, the company borrowed at the LIBOR contractual rate or other negotiated rates.

Provisions of the senior notes and the unsecured senior revolving credit loan restrict, without prior consent, the company's borrowings, long-term leases, and sale of certain assets. In addition, the company has agreed to maintain certain financial performance ratios. At May 29, 1999, the company was in compliance with all of these provisions.

Annual maturities of long-term debt for the five years subsequent to May 29, 1999 (in millions), are as follows: 2000-$10.1; 2001-$25.1; 2002-$10.2;
2003-$10.2; 2004-$13.1; thereafter-$32.3.

OPERATING LEASES
The company leases real property and equipment under agreements that expire on various dates. Certain leases contain renewal provisions and generally require the company to pay utilities, insurance, taxes, and other operating expenses.

Future minimum rental payments (in millions) required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of May 29, 1999, are as follows: 2000-$20.5; 2001-$12.4; 2002-$9.1;
2003-$7.1; 2004-$5.8; thereafter-$5.4.

Total rental expense charged to operations was $17.6, $20.4, and $20.9 million in 1999, 1998, and 1997, respectively. Substantially all such rental expense represented the minimum rental payments under operating leases.

EMPLOYEE BENEFIT PLANS
The company maintains plans which provide retirement benefits for substantially all employees.

Pension Plans The principal domestic plan is a defined-benefit pension plan. Effective December 1, 1998, the defined-benefit pension plan was converted from the existing average final pay benefit calculation to a cash-balance calculation. As part of the redesign, the company bought out the postretirement healthcare obligation for active employees through a one-time, lump-sum transfer contribution to the cash-balance plan. Benefits under this plan are based upon an employee's years of service and earnings.

The amendment converting the plan to the cash-balance formula was the primary reason for the $43.9 million change in the projected benefit obligation in 1998.

In addition to the domestic pension plan and the retiree healthcare and life insurance plan, one of Herman Miller, Inc.'s wholly owned foreign subsidiaries has a defined-benefit pension plan which is based upon an average final pay benefit calculation. The plan has not been amended and is included in the following information:






                                                                                             Postretirement
                                                             Pension Benefits                   Benefits
                                                             ----------------                --------------
                                                               1999           1998        1999          1998
Change in benefit obligations
Benefit obligations at beginning of year                  $193,723        $188,743     $10,387      $24,467
Service cost                                                11,507          11,722          --        1,168
Interest cost                                               14,293          14,678         773        1,713
Transfer of obligations                                         --          15,822          --      (15,822)
Actuarial effects of plan redesign                              (7)        (43,878)        774           --
Actuarial (gain) loss                                        4,462          10,018        (185)        (480)
Benefits paid                                               (7,219)         (4,387)       (968)        (721)
Other                                                          651           1,005          37           62
                                                          --------        --------     -------      -------
Benefit obligations at end of year                         217,410         193,723      10,818       10,387
                                                          --------        --------     -------      -------

Change in plan assets
Fair value of plan assets at beginning of year             236,568         184,178          --           --
Actual return on plan assets                                21,341          47,692          --           --
Employer contribution                                        1,387           9,085          --          721
Benefits paid                                               (7,219)         (4,387)         --         (721)
                                                          --------        --------     -------      -------
Fair value of plan assets at end of year                   252,077         236,568          --           --
                                                          --------        --------     -------      -------

Funded status                                               34,667          42,845     (10,818)     (10,387)
Unrecognized transition amount                              (1,448)         (1,975)         --           --
Unrecognized net actuarial (gain) loss                     (33,978)        (38,651)        584          769
Unrecognized prior service cost                            (41,148)        (44,117)        724           --
                                                          --------        --------     -------      -------
Accrued benefit cost                                      ($41,907)       ($41,898)    ($9,510)     ($9,618)
                                                          ========        ========     =======      =======


Weighted average assumptions
Discount rate                                                 7.25%           7.25%       7.25%        7.25%
Expected return on plan assets                                9.00%           9.00%        N/A          N/A
Rate of compensation increase                                 5.00%           5.00%        N/A          N/A


For measurement purposes, a 7.0 percent annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2000. The rate was assumed to decrease to 6.0 percent for 2001 and remain at that level thereafter.





                                                  Pension Benefits                  Postretirement Benefits
                                                  ----------------                  -----------------------
                                            1999        1998         1997          1999       1998       1997
                                            ----        ----         ----          ----       ----       ----
Components of net periodic
benefit cost
Service cost                            $11,507      $11,722       $ 9,620        $ --      $1,168      $1,132
Interest cost                            14,293       14,678        12,683         773       1,713       1,653
Expected return on plan assets          (20,884)     (16,913)      (11,008)         --          --          --
Net amortization                         (4,251)        (523)         (514)         50         (50)        (44)
                                        -------      -------       -------        ----      ------      ------
Net periodic benefit cost               $   665      $ 8,964       $10,781        $823      $2,831      $2,741
                                        =======      =======       =======        ====      ======      ======


Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:


                                                              1-Percentage-Point       1-Percentage-Point
                                                                   Increase                 Decrease
                                                                   --------                 --------

Effect on total of service and interest cost
   components                                                         $48                      $(45)
Effect on postretirement benefit obligation                          $703                     $(667)


Plan assets consist primarily of listed common stocks, mutual funds, and corporate obligations. Plan assets at May 29, 1999, and May 30, 1998, included 1,043,619 and 888,346 shares of Herman Miller, Inc., common stock, respectively.

Profit Sharing and 401(k) Plan Domestically, Herman Miller, Inc., has a trusteed profit sharing plan that covers substantially all employees. These employees are eligible to begin participating at the beginning of the quarter following the date of hire. The plan provides for discretionary contributions (payable in the company's common stock) of not more than 6.0 percent of employees' wages based on the company's EVA performance. The cost of the plan charged against operations was $14.0, $8.1, and $6.6 million in 1999, 1998, and 1997, respectively.

Effective December 1, 1998, the company began to match the employees' contribution to their 401(k) account. The match is equal to half of the employees' contribution up to the first 6.0 percent of the employees' pay. The company's contribution charged against operations was $2.9 million in fiscal 1999.

COMMON STOCK AND PER SHARE INFORMATION
On January 20, 1998, the Board of Directors approved a 2-for-1 stock split effected in the form of a 100 percent dividend to shareholders of record on February 27, 1998, payable on March 16, 1998. The distribution increased the number of shares outstanding from 44,831,103 to 89,662,206. All share and per share information, including stock plan information, has been restated to reflect the split.

On March 18, 1997, the Board of Directors approved a 2-for-1 stock split effected in the form of a 100 percent dividend to shareholders of record on March 31, 1997, payable on April 15, 1997. The Board of Directors also approved an increase in the quarterly cash dividend from $.03250 to $.03625 per share for shareholders of record on May 31, 1997.

The following table reconciles the numerators and denominators used in the calculations of basic and diluted EPS for each of the last three years:

(Dollars in Thousands)                                             1999               1998             1997
Numerators:
    Numerators for both basic and diluted EPS, net
    income                                                   $  141,812        $  128,331        $   74,398
                                                             ==========        ==========        ==========
Denominators:
    Denominators for basic EPS,
    weighted-average common shares outstanding
                                                             83,734,707        90,240,102        94,627,772
    Potentially dilutive shares resulting from stock
    option plans                                              1,096,375         1,799,067         1,496,428
                                                             ----------        ----------        ----------

Denominator for diluted EPS                                  84,831,082        92,039,169        96,124,200
                                                             ==========        ==========        ==========


Certain exercisable stock options were not included in the computations of diluted EPS because the option prices were greater than average quarterly market prices for the periods presented. The number of stock options outstanding at the end of each year presented which were not included in the calculation of diluted EPS and the ranges of exercise prices were: 3,346,421 at $19.88-$32.50 in 1999; and 132,368 at $32.50 in 1998. All exercisable stock options were included in the computation of EPS in 1997 as the option prices were not greater than the average quarterly market prices.

STOCK PLANS
Under the terms of the company's 1995 Employee Stock Purchase Plan, 4.1 million shares of authorized common stock were reserved for purchase by plan participants at 85.0 percent of the market price. At May 29, 1999, 3,356,980 shares remained available for purchase through the plan, and there were 7,109 employees eligible to participate in the plan, of which 2,401, or 33.8 percent, were participants. During 1999, 1998, and 1997, employees purchased 253,076; 107,182; and 71,213 shares, respectively.

The company has stock option plans under which options are granted to employees and nonemployee officers and directors at a price not less than the market price of the company's common stock on the date of grant. All options become exercisable one year from date of grant and expire 10 years from date of grant. At May 29, 1999, there were 164 employees and 11 nonemployee officers and directors eligible, all of whom were participants in the plans. At May 29, 1999, there were 5,044,110 shares available for future options.

The company's Long-Term Incentive Plan, along with the Nonemployee Officer and Director Stock Option Plan, authorize reload options. Reload options provide for the purchase of shares equal to the number of shares delivered upon exercise of the original options plus the number of shares delivered to satisfy the tax liability incurred in the exercise. The reload options retain the expiration date of the original options; however, the exercise price must equal the fair market value on the date the reload options are granted. During fiscal 1999, 252,998 reload options were automatically granted.

A summary of shares subject to options follows:



                                              1999                             1998                        1997
                                            Weighted-                        Weighted-                   Weighted-
                                             Average                          Average                     Average
                              1999          Exercise           1998           Exercise       1997         Exercise
                             Shares          Prices           Shares           Prices       Shares         Prices
Outstanding at
beginning of year:         3,463,814         $14.19           4,028,196        $ 7.27      4,863,840       $ 6.48
  Granted                  2,174,247         $26.50           1,599,152        $22.12        338,000       $15.92
  Exercised                 (676,584)        $13.01          (2,081,834)       $ 6.90     (1,102,644)      $ 5.78
  Terminated                 (61,710)        $25.86             (81,700)       $17.60        (71,000)      $ 7.74
                           ---------                          ---------                    ---------
Outstanding at
end of year:               4,899,767         $19.67           3,463,814        $14.19      4,028,196       $ 7.27
                           ---------                          ---------                    ---------
Exercisable at
end of year:               2,744,960         $14.33           1,921,162        $ 7.58      3,770,196       $ 6.68
                           =========                          =========                    =========
Weighted-average
fair-market value
of options
granted                                      $ 8.71                            $ 6.54                      $ 4.42


A summary of stock options outstanding at May 29, 1999, follows:

                                                                                       Exercisable Stock
                                            Outstanding Stock Options                       Options
                                            -------------------------                 -------------------

                                               Weighted-
                                                Average         Weighted-                             Weighted-
                                Shares         Remaining         Average                               Average
  Range of Exercise              (In          Contractual        Exercise             Shares          Exercise
        Price                 Thousands)         Life             Price           (In Thousands)        Price
  $  4.66-  $ 8.00               1,370        5.05 years          $ 6.75              1,370            $ 6.75
  $  8.04-  $22.50               1,698        8.64 years          $20.51                897            $18.84
  $ 24.44-  $32.50               1,832        8.35 years          $28.57                478            $27.60
                                 -----                                                -----
Total                            4,900        7.53 years          $19.67              2,745            $14.33
                                 =====                                                =====


The company accounts for its employee stock purchase plan and its stock option plans under APB Opinion 25; therefore, no compensation costs are recognized when employees purchase stock or when stock options are authorized, granted, or exercised. If compensation costs had been computed under SFAS No. 123, "Accounting for Stock-Based Compensation," the company's net income and earnings per share would have been reduced by approximately $12.8 million, or $.15 per share in 1999, and $7.2 million, or $.08 per share in 1998, and $1.0 million, or $.01 per share in 1997.

For purposes of computing compensation costs of stock options granted, the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:


                                                           1999               1998               1997
Risk-free interest rates                                4.39%-5.48%        5.39%-6.26%       5.93%-6.35%
Expected term of options                                 3-5 years           3 years           3 years
Expected volatility                                       37%-46%              34%               31%
Dividend yield                                              .5%                .5%               .5%


Black-Scholes is a widely accepted stock option pricing model; however, the ultimate value of stock options granted will be determined by the actual lives of options granted and future price levels of the company's common stock.

KEY EXECUTIVE AND DIRECTOR STOCK PROGRAMS
Restricted Stock Grants The company has granted restricted common shares to certain key employees. Shares were awarded in the name of the employee, who has all rights of a shareholder, subject to certain restrictions on transferability and a risk of forfeiture. The forfeiture provisions on the awards expire annually, over a period not to exceed six years, as certain financial goals are achieved. During fiscal 1999, 8,100 shares were granted under the company's long-term incentive plan, no shares were forfeited, and the forfeiture provisions expired on 72,174 shares. As of May 29, 1999, 96,005 shares remained subject to forfeiture provisions and restrictions on transferability.

The remaining shares subject to forfeiture provisions have been recorded as unearned stock grant compensation and are included as a separate component of shareholders' equity under the caption Key Executive Stock Programs. The unearned compensation is being charged to selling, general, and administrative expense over the five-year vesting period and was $1.2, $.7, and $.4 million in 1999, 1998, and 1997, respectively.

Key Executive Deferred Compensation Plan During fiscal 1997, the company established the Herman Miller, Inc., Key Executive Deferred Compensation Plan, which allows certain executives to defer receipt of all or a portion of their EVA cash incentive. The company may make a matching contribution of 30 percent of the executive's contribution up to 50 percent of the deferred EVA cash incentive. The company matching contribution vests at the rate of 33 1/3 percent annually. In accordance with the terms of the plan, the executive deferral and company matching contribution have been placed in a "Rabbi" trust, which invests solely in the company's common stock. These Rabbi trust arrangements offer the executive a degree of assurance for ultimate payment of benefits without causing constructive receipt for income tax purposes. Distributions to the executive from the Rabbi trust can only be made in the form of the company's common stock. The assets in the Rabbi trust remain subject to the claims of creditors of the company and are not the property of the executive and are, therefore, included as a separate component of shareholders' equity under the caption Key Executive Stock Programs.

Key Executive Stock Purchase Assistance Plan During fiscal 1995, the company adopted a key executive stock purchase assistance plan whereby the company may extend credit to officers and key executives to purchase the company's stock through the exercise of options or on the open market. These loans are secured by the shares acquired and are repayable under full recourse promissory notes. The sale or transfer of shares is restricted for five years after the loan is fully paid. The plan provides for the key executives to earn repayment of a portion of the notes, including interest, based on meeting annual performance objectives as set forth by the Executive Compensation Committee of the Board of Directors. The notes bear interest at 7.0 percent per annum. Interest is payable annually and principal is due on various dates through September 1, 2007. As of May 29, 1999, the notes outstanding relating to the exercise of options were $.3 million and are included as a separate component of shareholders' equity under the caption Key

Executive Stock Programs. Notes outstanding related to open-market purchases were $2.6 million and are recorded in other assets. Compensation expense related to earned repayment was $1.7 million in 1999, $2.5 million in 1998, and $3.9 million in 1997.

Director Fees During fiscal 1997, the Board of Directors approved a plan that allows the Board members to elect to receive their director fees in the form of unrestricted company stock at the then fair market value rather than in cash. Under this plan, the Board members received 14,587 and 12,409 shares of the company's stock in fiscal 1999 and 1998, respectively.

INCOME TAXES
Pretax income consisted of the following:



(In Thousands)                                             1999              1998             1997
Domestic                                               $206,002          $186,266         $141,742
Foreign                                                  23,910            23,265          (15,859)
                                                       --------          --------         --------
                                                       $229,912          $209,531         $125,883
                                                       ========          ========         ========


The provision for income taxes consisted of the following:


(In Thousands)                                             1999              1998             1997
Current:  Domestic--Federal                              $62,534           $77,161          $66,003
          Domestic--State                                  4,140             4,430            4,957
          Foreign                                          7,923             6,184           (2,287)
                                                         -------           -------          -------
                                                          74,597            87,775           68,673
                                                         -------           -------          -------
Deferred:  Domestic--Federal                              13,666            (7,019)         (15,938)
           Domestic--State                                  (258)              321             (677)
           Foreign                                            95               123             (573)
                                                         -------           -------          -------
                                                          13,503            (6,575)         (17,188)
                                                         -------           -------          -------
Total income tax provision                               $88,100           $81,200          $51,485
                                                         =======           =======          =======


The tax effects and types of temporary differences that give rise to significant components of the deferred tax assets and liabilities at May 29, 1999, and May 30, 1998, are presented below:



(In Thousands)                                                               1999             1998
Deferred tax assets:
  Foreign net operating loss carryforwards                               $  1,140         $  8,114
  Book over tax loss on sale of fixed assets                                6,828            5,845
  Compensation-related accruals                                            16,653            9,475
  Accrued pension and postretirement benefit obligations                   19,119           21,743
  Reserves for inventory                                                    3,995            4,317
  Reserves for uncollectible accounts and notes receivable                  4,517            5,756
  Other                                                                    30,717           31,703
  Valuation allowance                                                      (1,140)          (8,114)
                                                                         --------         --------
                                                                         $ 81,829         $ 78,839
                                                                         ========         ========
Deferred tax liabilities:
  Book basis in property in excess of tax basis                          $(19,079)        $(19,828)
  Capitalized software costs                                              (15,635)          (5,340)
  Prepaid employee benefits                                                (3,123)          (2,665)
  Other                                                                   (15,875)          (9,386)
                                                                         --------         --------
                                                                         $(53,712)        $(37,219)
                                                                         ========         ========

The company has foreign net operating loss carryforwards, the tax benefit of which is $1.1 million, of which $.1 million expires at various dates through 2008, and of which $1.0 million has unlimited expiration. For financial statement purposes, the tax benefit of the foreign net operating loss carryforward has been recognized as a deferred tax asset, subject to a valuation allowance.

The company has not provided for United States income taxes on undistributed earnings of foreign subsidiaries totaling $52.5 million. Recording of deferred income taxes on these undistributed earnings is not required, since these earnings have been permanently reinvested. These amounts would be subject to possible U.S. taxation only if remitted as dividends. The determination of the hypothetical amount of unrecognized deferred U.S. taxes on undistributed earnings of foreign entities is not practicable.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amount of the company's financial instruments included in current assets and current liabilities approximates their fair value due to their short-term nature. The fair value of the notes receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of May 29, 1999, and May 30, 1998, the fair value of the notes receivable approximated the carrying value. The company intends to hold these notes to maturity and has recorded allowances to reflect the terms negotiated for carrying value purposes. As of May 29, 1999, and May 30, 1998, the carrying value approximated the fair value of the company's long-term debt.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK
The company utilizes derivative financial instruments to manage its exposure to foreign currency volatility at the transactional level. The majority of these contracts relate to major currencies such as the Japanese yen, the Australian dollar, and the British pound. The exposure to credit risk is minimal, since the counterparties are major financial institutions. The market risk exposure is essentially limited to currency rate movements. The gains or losses arising from these financial instruments are applied to offset exchange gains or losses on related hedged exposures. Realized gains or losses in 1999, 1998, and 1997 were not material to the company's results of operations. At May 29, 1999, and May 30, 1998, the company had no outstanding derivative financial instruments.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
The following table presents the adjustments to reconcile net income to net cash provided by operating activities:


(In Thousands)                                             1999              1998             1997
Depreciation and amortization                          $ 62,054          $ 50,748         $ 47,985
Loss on divestiture                                          --                --           14,500
Provision for losses on accounts
   and notes receivable                                   4,433             5,245            7,302
Loss (gain) on sales of property and equipment           (6,947)            2,243            1,575
Deferred taxes                                           13,503            (6,575)         (17,188)
Other liabilities                                         4,479             2,815           17,070
Stock grants earned                                       1,222               718              387
Changes in current assets and liabilities:
     Decrease (increase) in assets:
         Accounts receivable                              5,439           (12,706)         (11,735)
         Inventories                                     15,179             5,237           11,130
         Prepaid expenses and other                      (6,535)            3,715           (4,096)
     Increase (decrease) in liabilities:
         Accounts payable                               (11,650)           13,691           15,296
         Accrued liabilities                            (17,376)           75,261           61,546
                                                       --------          --------         --------
Total changes in current assets and liabilities         (14,943)           85,198           72,141
                                                       --------          --------         --------
     Total adjustments                                 $ 63,801          $140,392         $143,772
                                                       ========          ========         ========

     Cash payments for interest and income taxes were as follows:


(In Thousands)                                            1999              1998             1997
Interest paid                                          $ 8,103           $ 7,709          $ 8,759
Income taxes paid                                      $78,674           $66,023          $53,185

CONTINGENCIES
The company, for a number of years, has sold various products to the United States Government under General Services Administration (GSA) multiple award schedule contracts. The GSA is permitted to audit the company's compliance with the GSA contracts. At any point in time, a number of GSA audits are either scheduled or in progress. On July 15, 1996, management was notified by the Department of Justice that the GSA referred an audit of the company to the Department of Justice for consideration of a potential civil False Claims Act case. Management does not expect resolution of the audit to have a material adverse effect on the company's consolidated financial statements. Management does not have information that would indicate a substantive basis for a civil False Claims Act case. The company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the company's consolidated financial statements.

OPERATING SEGMENTS
The company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective with its 1999 fiscal year beginning May 31, 1998. All prior period information has been restated to conform to this statement.

The company is engaged worldwide in the design, manufacture, and sale of office furniture systems, products, and related services through its wholly owned subsidiaries. Throughout the world the product offerings, the production processes, the methods of distribution, and the customers serviced are consistent. The product lines consist primarily of office furniture systems, seating, storage solutions, and casegoods. Management evaluates the company as one operating segment in the office furniture industry.

Sales to customers are attributed to the geographic areas based on the location of the customer. Long-lived assets consist of property and equipment. Geographic information is as follows:

         (in thousands)                               1999               1998                1997
Net sales:
         United States                           $1,507,107         $1,451,885          $1,244,645
         International                              259,132            266,710             251,240
                                                 ----------         ----------          ----------
                                                 $1,766,239         $1,718,595          $1,495,885
                                                 ==========         ==========          ==========
Long-lived assets:
         United States                           $  305,362         $  278,185          $  253,493
         International                               11,357             12,479              11,734
                                                 ----------         ----------          ----------
                                                 $  316,719         $  290,664          $  265,227
                                                 ==========         ==========          ==========

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Herman Miller, Inc.:
We have audited the accompanying consolidated balance sheets of Herman Miller, Inc., (a Michigan corporation) and subsidiaries as of May 29, 1999, and May 30, 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended May 29, 1999. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Herman Miller, Inc., and subsidiaries as of May 29, 1999, and May 30, 1998, and the results of their operations and their cash flows for each of the three years in the period ended May 29, 1999, in conformity with generally accepted accounting principles.

Arthur Andersen LLP
Grand Rapids, Michigan
June 25, 1999

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

Michael A. Volkema, President and Chief Executive Officer
Brian C. Walker, Executive Vice President, Finance and Business Development, and Chief Financial Officer
June 25, 1999

Item 9  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No changes in, or disagreements with, accountants referenced in Item 304 of Regulation S-K occurred during the 24-month period ended May 29, 1999.

                                    PART III

Item 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of Registrant

Information relating to directors and director nominees of the registrant is contained under the caption "Director and Executive Officer Information," in the company's definitive Proxy Statement, dated August 16, 1999, relating to the company's 1999 Annual Meeting of Shareholders and the information within that section is incorporated by reference. Information relating to Executive Officers of the company is included in Part I hereof entitled "Executive Officers of the Registrant."

There are no family relationships between or among the above-named executive officers. There are no arrangements or understandings between any of the above-named officers pursuant to which any of them was named an officer.

Item 11  EXECUTIVE COMPENSATION

Information relating to management remuneration is contained under the tables and discussions on pages 7-13 in the company's definitive Proxy Statement, dated August 16, 1999, relating to the company's 1999 Annual Meeting of Shareholders, and the information within those sections is incorporated by reference.

Item 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

The sections entitled "Voting Securities and Principal Shareholders" and "Director and Executive Officer Information" in the definitive Proxy Statement, dated August 16, 1999, relating to the company's 1999 Annual Meeting of Shareholders and the information within those sections is incorporated by reference.

Item 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions contained under the captions "Director and Executive Officer Information" and "Compensation of Board Members and Non-Employee Officers" in the definitive Proxy Statement, dated August 16, 1999, relating to the company's 1999 Annual Meeting of Shareholders is incorporated by reference.

                                    PART IV

Item 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND
REPORTS ON FORM 8-K

(a)      1.       Financial Statements

         The following consolidated financial statements of the company are included in this Form 10-K on the pages noted:

                                                                Page Number in
                                                                the Form 10-K
                                                                --------------
         Consolidated Statements of Income                           24
         Consolidated Balance Sheets                                 25
         Consolidated Statements of Shareholders' Equity             26
         Consolidated Statements of Cash Flows                       27
         Notes to Consolidated Financial Statements                  28-41
         Report of Independent Public Accountants                    42
         Management's Report on Financial Statements                 43

(a)      2.       Financial Statement Schedule

         The following financial statement schedule and related Report of Independent Public Accountants on the Financial Statement Schedule are included in this Form 10-K on the pages noted:

                                                                Page Number in
                                                                this Form 10-K
                                                                ---------------
         Report of Independent Public Accountants
         on Financial Statement Schedule                             46

         Schedule II-         Valuation and Qualifying
                              Accounts and Reserves for the
                              Years Ended May 29, 1999; May
                              30, 1998; and May 31, 1997             48

         All other schedules required by Form 10-K Annual Report have been omitted because they were inapplicable, included in the notes to consolidated financial statements, or otherwise not required under instructions contained in Regulation S-X.

(a)      3.       Exhibits

         Reference is made to the Exhibit Index which is included in this Form 10-K Annual Report.

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the fourth quarter of the year ended May 29, 1999.

    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors of Herman Miller, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Herman Miller, Inc., and subsidiaries included in this Form 10-K, and have issued our report thereon dated June 25, 1999. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed at Item 14(a)2 above is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

         /s/ Arthur Andersen LLP
         -----------------------
         Grand Rapids, Michigan
         June 25, 1999

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERMAN MILLER, INC.

/s/ Michael A. Volkema                        /s/ Brian C. Walker
-------------------------------------  and    ----------------------------------
By     Michael A. Volkema                              Brian C. Walker
       (President and Chief Executive Officer)         (Chief Financial Officer)


Date: August 16, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on August 16, 1999, by the following persons on behalf of the Registrant in the capacities indicated. Each Director of the Registrant, whose signature appears below, hereby appoints Michael A. Volkema as his attorney-in-fact, to sign in his name and on his behalf, as a Director of the Registrant, and to file with the Commission any and all amendments to this Report on Form 10-K.

         /s/ David L. Nelson                   /s/ Michael A. Volkema
         -----------------------------         -----------------------------
         David L. Nelson                       Michael A. Volkema
         (Chairman of the Board)               (President, Chief Executive
                                                Officer and Director)

         /s/ William K. Brehm                  /s/ E. David Crockett
         -----------------------------         -----------------------------
         William K. Brehm                      E. David Crockett
         (Director)                            (Director)

         /s/ Richard H. Ruch                   /s/ Lord Griffiths of Fforestfach
         -----------------------------         ---------------------------------
         Richard H. Ruch                       Lord Griffiths of Fforestfach
         (Director)                            (Director)

         /s/ Dorothy A. Terrell                /s/ C. William Pollard
         -----------------------------         ----------------------------
         Dorothy A. Terrell                    C. William Pollard
         (Director)                            (Director)

         /s/ J. Harold Chandler                /s/ Ruth A. Reister
         -----------------------------         ----------------------------
         J. Harold Chandler                    Ruth A. Reister
         (Director)                            (Director)

                     HERMAN MILLER, INC., AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)


Column A                                            Column B           Column C               Column D               Column E
--------                                            --------    ----------------------    -----------------          --------
                                                                Additions    Increased    Uncollectible
                                                    Balance at  charged to   net          accounts                   Balance
                                                    beginning   costs and    operating    written off   Losses       at end
Description                                         of period   expenses     losses       (net)   (1)   Utilized (2) of period
-----------                                         ---------   --------     ------       -----------   ------------ ---------
Year ended May 29, 1999:
    Allowance for possible losses
    on accounts receivable                           $13,792     $3,213      $   --        $2,861        $    --       $14,144

    Allowance for possible losses
    on notes receivable                              $ 8,430     $1,220      $   --        $4,181        $    --       $ 5,469

    Valuation allowance for deferred tax asset       $ 8,114     $   --      $  185        $   --        $ 7,159       $ 1,140

Year ended May 30, 1998:
    Allowance for possible losses
    on accounts receivable                           $12,943     $4,558      $   --        $3,709        $    --       $13,792

    Allowance for possible losses
    on notes receivable                              $ 8,489     $2,881      $   --        $2,940        $    --       $ 8,430

    Valuation allowance for deferred tax asset       $10,791     $   --      $  378        $   --        $ 3,055       $ 8,114

Year ended May 31, 1997:
    Allowance for possible losses                    $10,423     $4,809      $   --        $2,289        $    --       $12,943
    on accounts receivable

    Allowance for possible losses                    $ 4,415     $4,074      $   --        $   --        $    --       $ 8,489
    on notes receivable

    Valuation allowance for deferred tax asset       $22,475     $   --      $1,034        $   --        $12,718       $10,791

(1) Includes effects of foreign currency translation.
(2) Includes utilization of capital and net operating losses. In 1999, this includes write-off of net operating loss carryforwards that cannot be utilized. In 1997, this includes the write-off related to the German divestiture.

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

(4)      Instruments Defining the Rights of Security Holders

         (a) Specimen copy of Herman Miller, Inc., common stock is incorporated by reference to Exhibit 4(a) of Registrant's 1981
                  Form 10-K Annual Report.

         (b) Note Purchase Agreement dated March 1, 1996, is incorporated by reference to Exhibit 4(b) of the Registrant's 1996 Form
                  10-K Annual Report.

         (c)      First Amendment to the Note Purchase Agreement, dated February
                  11, 1999, is incorporated by reference to Exhibit 4(c) of the Registrant's 1999 Form 10-K Annual Report.

         (d) Other instruments which define the rights of holders of long-term debt individually represent debt of less than 10% of total assets. In accordance with item 601(b)(4)(iii)(A) of regulation S-K, the Registrant agrees to furnish to the Commission copies of such agreements upon request.

         (e)      Dividend Reinvestment Plan for Shareholders of Herman Miller,
                  Inc., dated January 6, 1997, is incorporated by reference to
                  Exhibit 4(d) of the Registrant's 1997 Form 10-K Annual Report.

(10)     Material Contracts

         (a) Officers' Supplemental Retirement Income Plan is incorporated by reference to Exhibit 10(f) of the Registrant's 1986 Form
                  10-K Annual Report. *



Exhibit Index (continued)

         (b) Officers' Salary Continuation Plan is incorporated by reference to Exhibit 10(g) of the Registrant's 1982 Form
                  10-K Annual Report. *

         (c)      Herman Miller, Inc., Plan for Severance Compensation after
                  Hostile Takeover is incorporated by reference to Exhibit 10(f) of the Registrant's 1986 Form 10-K Annual Report. *

         (d) Amended Herman Miller, Inc., Plan for Severance Compensation after Hostile Takeover, dated January 17, 1990, is incorporated by reference to Exhibit 10(n) of the Registrant's
                  1990 Form 10-K Annual Report. *

         (e)      Herman Miller, Inc., 1994 Key Executive Stock Purchase
                  Assistant Plan, dated October 6, 1994, is incorporated by reference to Appendix C of the Registrant's 1994 Proxy
                  Statement. *

         (f)      First Amendment to the Herman Miller, Inc., 1994 Key Executive
                  Stock Purchase Assistant Plan, dated April 28, 1998, is incorporated by reference to Exhibit 10(g) of the Registrant's
                  1998 Form 10-K Annual Report. *

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

         (i)      Herman Miller, Inc., Long-Term Incentive Plan, dated October
                  6, 1994, is incorporated by reference to Exhibit 4 of the Registrant's May 22, 1996, Form
                  S-8 Registration No. 33-04369.*

         (j)      Herman Miller, Inc., 1994 Nonemployee Officer and Director
                  Stock Option Plan, dated October 6, 1994, is incorporated by reference to Exhibit 4 of the Registrant's May 22, 1996, Form
                  S-8 Registration No. 33-04367. *

         (k)      First Amendment to Herman Miller, Inc., 1994 Nonemployee
                  Officer and Director Stock Option Plan, dated January 7, 1997, is incorporated by reference to Exhibit 10(m) of the Registrant's 1998 Form 10-K Annual Report. *

         (l) Herman Miller, Inc., Key Executive Deferred Compensation Plan and form of Deferred Compensation Agreement, dated February 28, 1997, is incorporated by reference to Exhibit 10(l) of the Registrant's 1997 Form 10-K Annual Report.

         (m) First Amendment to the Herman Miller, Inc., Key Executive Deferred Compensation Plan, dated January 20, 1998, is incorporated by reference to Exhibit 10(o) of the Registrant's 1998 Form 10-K Annual Report.

         (n) Herman Miller, Inc., Incentive Cash Bonus Plan, dated September 29, 1998, is incorporated by reference to Appendix A of the Registrant's 1998 Proxy Statement.*

         (o) Credit Agreement dated April 16, 1999, is incorporated by reference to Exhibit 10(o) of the Registrant's 1999 Form 10-K Annual Report.

         * denotes compensatory plan or arrangement.

(21)     Subsidiaries.

(23)     Consent of Independent Public Accountants

(27)     Financial Data Schedule (exhibit available upon request)