Form 10-Q
period 1999-09-04
MILLER HERMAN INC
filed 1999-10-19
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 4, 1999	Commission File No. 0-5813

HERMAN MILLER, INC.

A Michigan Corporation	ID No. 38-0837640

855 East Main Avenue, Zeeland, MI 49464-0302	Phone (616) 654 3000

Herman Miller, Inc.

(1)	has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months

Yes __X__                     No _____

(2)	has been subject to such filing requirements for the past 90 days.

Yes __X__                     No _____

Common Stock Outstanding at October 8, 1999—80,024,134 shares.

The Exhibit Index appears at page 19.

HERMAN MILLER, INC. FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 4, 1999

INDEX

Page No.

Part I — Financial Information
Condensed Consolidated Balance Sheets — September 4, 1999, and May 29, 1999	3
Condensed Consolidated Statements of Income — Three Months Ended September 4, 1999, and August 29, 1998	4
Condensed Consolidated Statements of Cash Flows — Three Months Ended September 4, 1999, and August 29, 1998	5
Notes to Condensed Consolidated Financial Statements	6-9
Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-16
Part II — Other Information
Exhibits and Reports on Form 8-K	17
Signatures	18
Exhibit Index	19

HERMAN MILLER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

	Sept. 4,	May 29,
	1999	1999

	(unaudited)	(audited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$78,261	$79,952
Accounts receivable, net	219,428	192,374
Inventories—
Finished goods	16,985	11,946
Work in process	9,886	7,446
Raw materials	17,943	13,223

Total inventories	44,814	32,615

Prepaid expenses and other	49,770	45,161

Total current assets	392,273	350,102

PROPERTY AND EQUIPMENT, AT COST:	680,654	646,663
Less-accumulated depreciation	344,928	329,944

Net property and equipment	335,726	316,719

OTHER ASSETS:
Notes receivable, net	16,655	17,400
Other noncurrent assets	102,940	77,285

Total assets	$847,594	$761,506

LIABILITIES & SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Unfunded checks	$17,517	$22,605
Current portion of long-term debt	11,133	10,130
Notes payable	68,228	46,568
Accounts payable	91,483	82,404
Accruals	192,124	189,642

Total current liabilities	380,485	351,349

LONG-TERM DEBT, less current portion	95,503	90,892
OTHER LIABILITIES	108,669	110,190

SHAREHOLDERS’ EQUITY:
Common stock $.20 par value	16,092	15,913
Additional paid in capital	24,287	—
Retained earnings	242,367	210,084
Accumulated other comprehensive loss	(10,781)	(10,683)
Key executive stock programs	(9,028)	(6,239)

Total shareholders’ equity	262,937	209,075

Total liabilities and shareholders’ equity	$847,594	$761,506

See accompanying notes to condensed consolidated financial statements.

HERMAN MILLER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended

	Sept. 4,	Aug. 29,
	1999	1998

NET SALES	$472,830	$447,503
COST AND EXPENSES
Cost of goods sold	291,053	273,165
Operating expenses	124,766	119,412
Interest expense	2,425	2,276
Other income, net	(1,265)	(3,105)

	416,979	391,748

INCOME BEFORE TAXES ON INCOME	55,851	55,755
PROVISION FOR TAXES ON INCOME	20,650	21,750

NET INCOME	$35,201	$34,005

NET INCOME PER COMMON SHARE — BASIC	$.44	$.39

NET INCOME PER COMMON SHARE — DILUTED	$.43	$.39

DIVIDENDS PER SHARE OF COMMON STOCK	$.03625	$.03625

See accompanying notes to condensed consolidated financial statements.

HERMAN MILLER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended

	Sept. 4,	Aug. 29,
	1999	1998

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$35,201	$34,005

Depreciation and amortization	19,224	14,877

Changes in current assets and liabilities	(29,686)	(3,797)

Other, net	62	1,688

Net cash provided by operating activities	24,801	46,773

CASH FLOWS FROM INVESTING ACTIVITIES:

Notes receivable repayments	129,042	127,895

Notes receivable issued	(128,297)	(121,554)

Capital expenditures	(23,210)	(21,683)

Net cash paid for acquisitions	(2,186)	—

Other, net	(487)	626

Net cash used for investing activities	(25,138)	(14,716)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net short-term debt repayments	15,559	(7,270)

Net long-term debt repayments	(2,002)	31

Dividends paid	(2,884)	(3,153)

Net common stock issued	1,471	2,328

Common stock purchased and retired	(12,935)	(28,954)

Net cash used for financing activities	(791)	(37,018)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(563)	(1,352)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,691)	(6,313)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	79,952	115,316

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$78,261	$109,003

See accompanying notes to condensed consolidated financial statements.

HERMAN MILLER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

      The condensed consolidated financial statements have been prepared by the company, without audit, in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The company believes that the disclosures made in this document are adequate to make the information presented not misleading. Operating results for the three-month period ended September 4, 1999, are not necessarily indicative of the results that may be expected for the year ending June 3, 2000. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the year ended May 29, 1999.

FISCAL YEAR

      The company’s fiscal year ends on the Saturday closest to May 31. The year ending June 3, 2000 will contain 53 weeks while the fiscal year ended May 29, 1999 contained 52 weeks. The first quarter of fiscal 2000 contained 14 weeks while the first quarter of fiscal 1999 contained 13 weeks.

ACQUISITIONS

      Effective July 30, 1999, the company acquired Geiger Group, Inc. (“Geiger Brickel”), a manufacturer of high quality wood furnishings for the contract furniture industry, including casegoods, freestanding furniture, and seating. The acquisition was completed for $5.0 million in cash and the issuance of 1,325,737 shares of Herman Miller, Inc. stock to Geiger Brickel’s shareholders. This acquisition was accounted for under the purchase method of accounting. The excess of the purchase price over the estimated fair market value of net assets acquired of approximately $25.3 million was recorded as goodwill and is being amortized on a straight-line basis over 20 years. Additional purchase price may be paid based on Geiger Brickel’s operating results over the three-year period ending on July 18, 2002. The operating results of Geiger Brickel have been included in the consolidated financial statements of the company since the date of acquisition. If this purchase had been effective May 30, 1999, there would have been no material effect on the company’s results from operations and financial condition.

COMPREHENSIVE INCOME

      Comprehensive income consists of net income and foreign currency translation adjustments. Comprehensive income was approximately $35.1 million and $34.1 million for the three months ended September 4, 1999, and August 29, 1999, respectively.

SHAREHOLDER RIGHTS PROTECTION AGREEMENT

      On June 30, 1999, the Board of Directors of Herman Miller, Inc. announced the adoption of a Shareholder Rights Plan and the declaration of a Rights dividend. See Item 6(2).

EARNINGS PER SHARE

      The following table reconciles the numerators and denominators used in the calculations of basic and diluted EPS:

	Three Months Ended

	Sept. 4,	Aug. 29,
	1999	1998

Numerators:

Numerator for both basic and diluted EPS, net income (in thousands)	$35,201	$34,005

Denominators:
Denominator for basic EPS, weighted-average common shares outstanding	80,291,266	86,478,364

Potentially dilutive shares resulting from stock option plans	1,248,630	1,429,381

Denominator for diluted EPS	81,539,896	87,907,745

      Certain exercisable stock options were not included in the computation of diluted EPS because the option prices were greater than the average quarterly market prices for the periods presented. The number of stock options outstanding at the end of each quarter presented which were not included in the calculation of diluted EPS and the ranges of exercise prices were: 1,831,902 at $24.44-$32.50 in the first quarter of fiscal 2000; and 1,237,567 at $28.41-$32.50 in the first quarter of fiscal 1999.

SUPPLEMENTAL CASH FLOW INFORMATION

      Cash and cash equivalents include all highly liquid debt and equity securities purchased as part of the company’s cash management function. Due to the short maturities of these items, the carrying amount approximates fair value.

      Cash payments for income taxes and interest (in thousands) were as follows:

	Three Months
	Ended

	Sept. 4,	Aug. 29,
	1999	1998

Interest paid	$747	$2,546

Income taxes paid	$1,999	$1,967

OPERATING SEGMENTS

      In accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” management evaluates the company as one operating segment in the office furniture industry. The company is engaged worldwide in the design, manufacture, and sale of office furniture systems, products, and related services through its wholly owned subsidiaries. Throughout the world the product offerings, the production processes, the methods of distribution, and the customers serviced are consistent. The product lines consist primarily of office furniture systems, seating, storage solutions, and casegoods. The accounting policies of the operating segment are the same as those described in the summary of significant accounting policies in the company’s 10-K report for the year ended May 29, 1999.

RECLASSIFICATIONS

      Certain prior year information has been reclassified to conform to the current year presentation.

CONTINGENCIES

      The company, for a number of years, has sold various products to the United States Government under General Services Administration (GSA) multiple award schedule contracts. Under the terms of these contracts, the GSA is permitted to audit the company’s compliance with the GSA contracts. At any point in time, a number of GSA audits are either scheduled or in progress. On July 15, 1996, management was notified by the Department of Justice that the GSA referred an audit of the company to the Department of Justice for consideration of a potential civil False Claims Act case. Management does not expect resolution of the audit to have a material adverse effect on the company’s consolidated financial statements, nor does management have information that would indicate a substantive basis for a civil False Claims Act case.

The company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the company’s consolidated financial statements.

REPORT OF MANAGEMENT

      In the opinion of the company, the accompanying unaudited condensed consolidated financial statements taken as a whole contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of the company as of September 4, 1999, and the results of its operations and cash flows for the three months then ended. Interim results are not necessarily indicative of results for a full year.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following is management’s discussion and analysis of certain significant factors which have affected the company’s financial condition and earnings during the periods included in the accompanying condensed consolidated financial statements.

A.  Financial Summary

      A summary of the period-to-period changes is shown below. All amounts are increases unless bracketed, which are decreases. Dollars are shown in thousands.

	Three Months Ended
	September 4, 1999,
	as Compared to the Three
	Months Ended
	August 29, 1998

	$	%

NET SALES	$25,327	5.7%

COST OF GOODS SOLD	17,888	6.5

OPERATING EXPENSES	5,354	4.5

INTEREST EXPENSE	149	6.5

OTHER INCOME NET	(1,840)	(59.3)

INCOME BEFORE TAXES ON INCOME	96	.2

PROVISION FOR TAXES ON INCOME	(1,100)	(5.1)

NET INCOME	1,196	3.5

B.  Results of Operations

First Quarter FY 2000 versus First Quarter FY 1999

      The first quarter of fiscal 2000 contained 14 weeks as compared to 13 weeks in the first quarter of fiscal 1999. The acquisition of Geiger Brickel was also completed during the first quarter of fiscal 2000.

      Net sales for the quarter increased 5.7 percent to $472.8 million compared to sales of $447.5 million for the same period last year. Our sales growth was driven by two primary factors. First, acquired volume represented 3.2 percent of the increase. Secondly, the additional week provided an increase of 7.3 percent. Net of both the extra week and acquisitions, sales declined 4.8 percent.

      For the first three months of fiscal 2000, new orders increased 13.9 percent to $505.3 million. After adjusting for both the extra week and acquisitions, new orders increased 1.9 percent.

      The sequential order increases experienced from the third quarter of fiscal 1999 through the first quarter of fiscal 2000 suggest we are building momentum from the general softening that both the industry and the company experienced during the third quarter of our fiscal 1999. Orders for the fourth quarter of fiscal 1999 increased 15.8 percent from the third quarter. Orders for the first quarter of fiscal 2000, as compared to the fourth quarter of fiscal 1999, increased 12.9 percent. After adjusting for the extra week and the acquisition of Geiger Brickel, new orders in the first quarter of fiscal 2000 increased 2.6 percent from the fourth quarter of fiscal 1999.

      The backlog of unfilled orders at September 4, 1999 increased 20.8 percent to $260.9 million from the $216.0 million reported at May 29, 1999. Excluding the impact of the Geiger Brickel acquisition, backlog increased 15.0 percent. The most significant driver of this increase was the timing of orders that were primarily taken late in the quarter. Another driver was the production issues we are experiencing at our Metal Casegoods facility, which are discussed in more detail under the Gross Margin caption.

Domestic Operations

      Our domestic sales increased 5.1 percent for the first three months of fiscal 2000 when compared to the last year. Excluding both the impact of the extra week and acquisitions, domestic sales declined 5.8 percent in comparison to the prior year first quarter.

      From a product perspective, our more recently introduced products, including Aeron, Q System and Passage, continue to grow at a faster rate than our overall sales.

      Domestic orders increased 14.1 percent for the quarter. Net of acquisitions and the extra week, domestic orders increased 1.5 percent.

      The Business and Institutional Furniture Manufacturers Association (BIFMA) has estimated industry sales declined approximately 1.4 percent during the three-month period ended August 1999. Orders, on the other hand, increased approximately 3.2 percent for the same period. BIFMA is currently estimating industry sales will increase 1.0-3.0 percent for calendar 1999, and 4.0-6.0 percent for calendar 2000.

International Operations

      Net sales of international operations and export sales from the United States in the first quarter ended September 4, 1999 totaled $64.3 million compared with $58.9 million last year. This represents an increase of 9.2 percent for the quarter. Net of the extra week, sales growth was 1.4 percent.

      We have continued to improve the profitability of our total international business. For the quarter, net income from international operations was $2.7 million compared with $0.5 million in the first quarter of last year.

      Similar to our domestic operations, we are experiencing increased activity internationally. The economic environment in Europe and Asia has strengthened, which is contributing to the improved activity levels in these geographic areas.

Gross Margin

      We have made a change in how we classify certain product distribution costs on the income statement. This had the effect of reducing cost of goods sold, and thereby increasing margin, by approximately 1.0 percent, with the offset being an increase in operating expenses of the same amount. To present accurate comparative information, the change in classification has been reflected in the Condensed Consolidated Statements of Income by restating the results for the quarter ended August 29, 1998. This change was made to make our presentation consistent internally and with BIFMA’s classification.

      Gross margin, as a percent of sales, for the quarter was 38.4 percent. This compares to 39.0 percent the first quarter of 1999. The decline in gross margin is due, in part, to a product mix shift. In addition, costs associated with the introduction of new product lines and manufacturing efficiencies contributed to the reduction. Our newer systems and freestanding products are growing at a faster pace than our established product lines. New products tend to have lower margins when they are introduced and improve as the manufacturing processes improve and material prices per unit drop in response to the increases in volume. The product mix shift also drove some inefficiencies in our North American operations. Essentially, demand for our new products has exceeded our expectations. We are addressing these inefficiencies by hiring new people, adding additional equipment and reengineering certain product lines. Going forward, for fiscal 2000, we expect gross margins to be in the range of 38 percent to 39 percent. We believe we can continue to improve productivity and leverage off our fixed cost base. These improvements, however, could be partially offset by the cost of new product introductions and continued price pressures.

Operating Expenses

      Operating expenses, as a percent of net sales, were 26.4 percent compared with 26.7 percent in the first quarter of last year.

      One of our primary areas of investment continues to be developing new ways to interact more effectively with our existing and potential customers. We are using a variety of methods to accomplish this including development of our electronic selling platform, broadening the products available through our web site, and providing our customers with the ability to specify and place orders with us via our “On-Site” order and specification system.

      We are also focusing on the broad array of new products we have either recently brought to market or plan to bring to market during the upcoming year. We are introducing several new products during this fiscal year, including our new, award-winning systems furniture platform, Resolve. In addition, we have several other new products in the systems and seating product segments that are also in the introduction phase. In total, the costs to create new connectivity with our customers, develop a broad array of new products and market them drove incremental costs of $4.9 million.

      We continue to invest in our ERP systems solution and, in a broader sense, our overall information technology infrastructure. Incrementally, this represented $2.6 million in operating expense when compared to last year.

      Combined, these initiatives represented 1.8 percent of sales. While we have invested in areas consistent with our strategy, we are continually re-evaluating the pacing and the prioritization of our investments. We are committed to managing our costs and investments to a level that is supported by our revenue and margin growth.

Other Expenses and Net Income

      Interest expense of $2.4 million was comparable to the first quarter of fiscal 1999.

      The effective tax rate for the first quarter was 37.0 percent compared with 39.0 percent in the same period of last year. The lower tax rate is due primarily to lower state taxes and international tax benefits. We expect the tax rate to remain in the 36.5 to 37.5 percent range.

      Net income increased 3.5 percent to $35.2 million in the first three months of fiscal 2000, compared to $34.0 million for the same period last year.

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

Company’s State of Readiness

      Herman Miller has a comprehensive, written plan, which is regularly updated and monitored by technical personnel and company management, and reported to senior management and the Board of Directors.

      All of our locations are now substantially Year 2000 compliant.

      The Company has also verified Year 2000 conversion plans with its significant vendors and independent dealers. All significant vendors and independent dealers confirmed that they were Year 2000 compliant or are in the process of completing their Year 2000 conversion plans.

Costs to Address the Company’s Year 2000 Issues

      To date, the Company has spent approximately $5 million on Year 2000 renovations. These are renovations to existing systems and are exclusive of the implementation of our new ERP system. The company does not separately track the internal costs incurred for the Year 2000 project; such costs incurred are principally related to payroll costs for employees involved with the project.

      Based on costs incurred to date, the Company does not believe the expenses related to Year 2000 compliance will be material to the results of its operations, financial position or cash flows.

      The Company does not expect to incur any significant additional amounts to complete the renovation.

Risks of the Company’s Year 2000 Issues

      Due to the uncertain and unprecedented nature of the Year 2000 issue, and especially the uncertainty surrounding the readiness of third-party vendors, independent dealers, and customers, the Company cannot provide assurance at this time that the consequences of the Year 2000 dating issue will not have a material impact on its results of operations, financial position or cash flows.

      Possible business consequences of the Year 2000 dating issues include, but are not limited to, higher than expected costs of remediation; delays in customers’ placement of orders with the company; a temporary inability to manufacture or ship product, process transactions, communicate with customers, vendors, subsidiary locations and employees, or conduct other similar corporate activities in a normal business environment.

Company’s Contingency Plans

      In the event that additional actions beyond those described above are necessary, the Company will immediately, upon identifying the need, begin developing and implementing remedial actions to address the issues.

Safe Harbor Provision

      Certain statements in this filing are not historical facts but are “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Furthermore, Herman Miller, Inc., undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise. Forward-looking statements include, but are not limited to, statements concerning the outcome of GSA audits; future gross margin expectations; future tax rates; the Company’s ability to implement its Year 2000 project in accordance with estimated timetables and costs; and the consequences of potential Year 2000 business interruptions.

C.  Financial Condition, Liquidity, and Capital Resources

  First Quarter FY 2000 versus First Quarter FY 1999

1.	Cash flow from operating activities was $24.8 million versus $46.8 million in the first quarter fiscal 1999. The year-over-year decline is the result of a significant increase in our working capital this quarter. Increased working capital was due, in part, to a large percentage of new orders and shipments occurring late in the quarter. The production issues we encountered were another contributing factor. We expect our net investment in working capital to decline over the balance of the year.

2.	Days sales in accounts receivable plus days sales in inventory (DSO) decreased to 53.8 days versus 55.9 days on August 29, 1998. When compared to 52.5 days at the end of the fourth quarter of fiscal 1999, this represented an increase of 1.3 days.

3.	Total interest-bearing debt increased to $174.9 million compared to $147.6 million at May 29, 1999. Our EBITDA to Interest Expense ratio was 32.0 for the quarter. This is one of the new measures we are using under the terms of our recently re-negotiated debt agreements, and it evaluates our ability to cover our debt service costs.

4.	Capital expenditures for the first quarter of fiscal 2000 were $23.2 million versus $21.7 million for the first quarter of fiscal 1999. The majority of the expenditures were related to the construction of a new plant in Georgia which will allow us to consolidate three existing manufacturing facilities, continued development and implementation of the electronic selling platform and new product development, costs incurred to address the capacity issues, and building enhancements. We expect net capital expenditures for the year to be in the range of $110 million to $140 million.

5.	During the first three months of fiscal 2000, the company repurchased 513,862 million shares of common stock for $12.9 million.

6.	We believe that cash on hand, cash generated from operations and our available borrowing facility will provide adequate liquidity to fund the operations and capital additions of the Company.

Part II

Item 6:  Exhibits and Reports on Form 8-K

1.	Exhibits

See Exhibit Index.

2.	Reports on Form 8-K

A Form 8-K, under item 5, announcing the adoption of a Shareholder Rights Protection Agreement by the board of directors on June 30, 1999, and the declaration of the dividend of Rights under that agreement.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

HERMAN MILLER, INC.

October 18, 1999	/s/ MICHAEL A. VOLKEMA ----------------------------------------------- Michael A. Volkema (President and Chief Executive Officer)

October 18, 1999	/s/ BRIAN C. WALKER ----------------------------------------------- Brian C. Walker (Executive Vice President, Finance and Business Development, and Chief Financial Officer)

Exhibit Index

(27)  Financial Data Schedule