Form 10-Q
period 1999-12-04
MILLER HERMAN INC
filed 2000-01-14
CIK 66382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended December 4, 1999	Commission File No. 0-5813

HERMAN MILLER, INC.

A Michigan Corporation	ID No. 38-0837640

855 East Main Avenue, Zeeland, MI 49464-0302	Phone (616) 654 3000

Herman Miller, Inc.

(1)	has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months

Yes  X                 No

(2)	has been subject to such filing requirements for the past 90 days.

Yes  X                 No

Common Stock Outstanding at January 11, 2000—79,044,179 shares.

The Exhibit Index appears at page 20.

HERMAN MILLER, INC. FORM 10-Q FOR THE QUARTER ENDED DECEMBER 4, 1999 INDEX
HERMAN MILLER, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
HERMAN MILLER, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME
HERMAN MILLER, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
HERMAN MILLER, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SIGNATURES

HERMAN MILLER, INC. FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 4, 1999
INDEX

Page No.

Part I—Financial Information

Condensed Consolidated Balance Sheets—

December 4, 1999, and May 29, 1999	3

Condensed Consolidated Statements of Income—

Three and Six Months Ended December 4, 1999, and November 28, 1998	4

Condensed Consolidated Statements of Cash Flows—

Six Months Ended December 4, 1999, and November 28, 1998	5

Notes to Condensed Consolidated Financial Statements	6-9

Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-17

Part II—Other Information

Exhibits and Reports on Form 8-K	18

Signatures	19

Exhibit Index	20

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	Dec. 4,	May 29,
	1999	1999

	(unaudited)	(audited)

ASSETS

Current Assets:

Cash and cash equivalents	$88,110	$79,952

Accounts receivable, net	206,125	192,374
Inventories—

Finished goods	19,603	11,946

Work in process	15,401	7,446

Raw materials	20,026	13,223

Total inventories	55,030	32,615

Prepaid expenses and other	48,342	45,161

Total current assets	397,607	350,102

Property and Equipment, at cost:	743,743	646,663

Less-accumulated depreciation	361,545	329,944

Net property and equipment	382,198	316,719

Other Assets:

Notes receivable, net	13,699	17,400

Other noncurrent assets	102,388	77,285

Total assets	$895,892	$761,506

LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities:

Unfunded checks	$22,609	$22,605

Current portion of long-term debt	10,135	10,130

Notes payable	103,820	46,568

Accounts payable	87,436	82,404

Accruals	182,459	189,642

Total current liabilities	406,459	351,349

Long-Term Debt, less current portion	103,434	90,892

Other Liabilities	111,355	110,190

Shareholders’ Equity:

Common stock $.20 par value	15,936	15,913

Additional paid in capital	5,892	—

Retained earnings	272,494	210,084

Accumulated other comprehensive loss	(10,185)	(10,683)

Key executive stock programs	(9,493)	(6,239)

Total shareholders’ equity	274,644	209,075

Total liabilities and shareholders’ equity	$895,892	$761,506

See accompanying notes to condensed consolidated financial statements.

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended

	Dec. 4,	Nov. 28,	Dec. 4,	Nov. 28,
	1999	1998	1999	1998

Net Sales	$464,107	$464,818	$936,937	$912,321

Cost and Expenses:

Cost of goods sold	286,281	283,244	577,334	556,409

Operating expenses	123,476	121,259	248,242	240,671

Interest expense	3,053	2,390	5,478	4,666

Other income, net	(1,118)	(6,938)	(2,383)	(10,043)

	411,692	399,955	828,671	791,703

Income Before Taxes on Income	52,415	64,863	108,266	120,618

Provision for Taxes on Income	19,400	25,950	40,050	47,700

Net Income	$33,015	$38,913	$68,216	$72,918

Net Income Per Common Share—Basic	$.41	$.46	$.85	$.85

Net Income Per Common Share—Diluted	$.41	$.45	$.84	$.84

Dividends Per Share of Common Stock	$03625	$.03625	$.072	$.072

See accompanying notes to condensed consolidated financial statements.

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended

	Dec. 4,	Nov. 28,
	1999	1998

Cash Flows from Operating Activities:

Net income	$68,216	$72,918

Depreciation and amortization	39,630	31,266

Changes in current assets and liabilities	(34,525)	(19,422)

Other, net	4,342	(41)

Net cash provided by operating activities	77,663	84,721

Cash Flows from Investing Activities:	239,567	243,749

Notes receivable repayments	(234,866)	(239,464)

Notes receivable issued	(77,771)	(44,819)

Capital expenditures	252	20,485

Proceeds from sale of fixed assets	(2,186)	—

Net cash paid for acquisitions	(1,472)	(3,988)

Other, net	(76,476)	(24,037)

Net cash used for investing activities

Cash Flows from Financing Activities:

Net short-term debt borrowings (repayments)	51,147	(8,858)

Net long-term debt repayments	(7,632)	(10,055)

Dividends paid	(5,802)	(6,276)

Net common stock issued	3,953	10,417

Common stock purchased and retired	(34,472)	(63,474)

Net cash provided by (used for) financing activities	7,194	(78,246)

Effect of Exchange Rate Changes on Cash	(223)	(444)

Net Increase (Decrease) in Cash and Cash Equivalents	8,158	(18,006)

Cash and Cash Equivalents, Beginning of Period	79,952	115,316

Cash and Cash Equivalents, at End of Period	$88,110	$97,310

See accompanying notes to condensed consolidated financial statements.

HERMAN MILLER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

      The condensed consolidated financial statements have been prepared by the company, without audit, in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Management believes that the disclosures made in this document are adequate to make the information presented not misleading. Operating results for the six-month period ended December 4, 1999, are not necessarily indicative of the results that may be expected for the year ending June 3, 2000. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the year ended May 29, 1999.

Fiscal Year

      The company’s fiscal year ends on the Saturday closest to May 31. The year ending June 3, 2000 will contain 53 weeks while the fiscal year ended May 29, 1999 contained 52 weeks. The first six months of fiscal 2000 contained 27 weeks while the first six months of fiscal 1999 contained 26 weeks.

Acquisitions

      Effective July 30, 1999, the company acquired Geiger Group, Inc. (“Geiger Brickel”), a manufacturer of high quality wood furnishings for the contract furniture industry, including casegoods, freestanding furniture, and seating. The acquisition was completed for $5.0 million in cash and the issuance of 1,325,737 shares of Herman Miller, Inc. stock to Geiger Brickel’s shareholders. This acquisition was accounted for under the purchase method of accounting. The excess of the purchase price over the estimated fair market value of net assets acquired of approximately $24.4 million was recorded as goodwill and is being amortized on a straight-line basis over 20 years. Additional purchase price may be paid based on Geiger Brickel’s operating results over the three-year period ending on July 18, 2002. The operating results of Geiger Brickel have been included in the consolidated financial statements of the company since the date of acquisition. If this purchase had been effective May 30, 1999, there would have been no material effect on the company’s results from operations and financial condition.

Comprehensive Income

      Comprehensive income consists of net income and foreign currency translation adjustments. Comprehensive income was approximately $33.6 million and $38.7 million for the three months ended December 4, 1999, and November 28, 1998, respectively. During the six months ended December 4, 1999, and November 28, 1998, comprehensive income was approximately $68.7 million and $72.8 million, respectively.

Shareholder Rights Protection Agreement

      On June 30, 1999, the Board of Directors of Herman Miller, Inc. announced the adoption of a Shareholder Rights Plan and the declaration of a Rights dividend. See Item 6(2).

Earnings Per Share

      The following table reconciles the numerators and denominators used in the calculations of basic and diluted EPS:

	Three Months Ended		Six Months Ended

	Dec. 4,	Nov. 28,	Dec. 4,	Nov. 28,
	1999	1998	1999	1998

Numerators:

Numerator for both basic and diluted EPS, net income (in thousands)	$33,015	$38,913	$68,216	$72,918

Denominators:

Denominator for basic EPS, weighted-average common shares outstanding	80,087,555	85,421,269	80,189,411	85,949,817

Potentially dilutive shares resulting from stock option plans	949,063	1,117,093	1,098,847	1,273,237

Denominator for diluted EPS	81,036,618	86,538,362	81,288,258	87,223,054

      Certain exercisable stock options were not included in the computation of diluted EPS because the option prices were greater than the average quarterly market prices for the periods presented. The number of stock options outstanding at the end of each quarter presented which were not included in the calculation of diluted EPS and the ranges of exercise prices were: 2,842,684 at $23.19-$32.50 for the six months ended December 4, 1999; and 1,213,457 at $28.41-$32.50 for the six months ended November 28, 1998.

Supplemental Cash Flow Information

      Cash and cash equivalents include all highly liquid debt and equity securities purchased as part of the company’s cash management function. Due to the short maturities of these items, the carrying amount approximates fair value.

      Cash payments for income taxes and interest (in thousands) were as follows:

	Six Months Ended

	Dec. 4,	Nov. 28,
	1999	1998

Income taxes paid	$35,220	$31,499

Interest paid	$4,704	$4,169

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

Contingencies

      The company, for a number of years, has sold various products to the United States Government under General Services Administration (GSA) multiple award schedule contracts. Under the terms of these contracts, the GSA is permitted to audit the company’s compliance with the GSA contracts. At any point in time, a number of GSA audits are either scheduled or in process. Management does not expect resolution of the audits to have a material adverse effect on the company’s consolidated financial statements. In 1996, the Justice Department notified the company that the GSA had referred an audit to the Justice Department for consideration of a potential Civil False Claims Act case. In the second quarter of fiscal 2000, the Justice Department has informed the company that the audit has been returned to the GSA without the filing of a Civil False Claims Act case.

      The company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the company’s consolidated financial statements.

Report of Management

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of the company as of December 4, 1999, and the results of its operations and cash flows for the six months then ended. Interim results are not necessarily indicative of results for a full year.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following is management’s discussion and analysis of certain significant factors that have affected the company’s financial condition and earnings during the periods included in the accompanying condensed consolidated financial statements.

A.  Financial Summary

      A summary of the period-to-period changes is shown below. All amounts are increases unless bracketed, which are decreases. Dollar amounts are shown in thousands.

	Three Months		Six Months

	$	%	$	%

NET SALES	(711)	(.2)%	24,616	2.7%

COST OF GOODS SOLD	3,037	1.1%	20,925	3.8%

OPERATING EXPENSES	2,217	1.8%	7,571	3.1%

INTEREST EXPENSE	663	27.7%	812	17.4%

OTHER INCOME, NET	(5,820)	(83.9)%	(7,660)	(76.3)%

INCOME BEFORE TAXES ON INCOME	(12,448)	(19.2)%	(12,352)	(10.2)%

PROVISION FOR TAXES ON INCOME	(6,550)	(25.2)%	(7,650)	(16.0)%

NET INCOME	(5,898)	(15.2)%	(4,702)	(6.4)%

B.  Results of Operations

Second Quarter FY 2000 versus Second Quarter FY 1999

      The first six months of fiscal 2000 contained 27 weeks as compared to 26 weeks in the first six months of fiscal 1999. The acquisition of Geiger Brickel was completed during the first quarter of fiscal 2000. No new acquisitions were completed during the second quarter of fiscal 2000.

      Net sales decreased $.7 million, or 0.2 percent, to $464.1 million for the three months ended December 4, 1999. Excluding the impact of acquisitions net sales decreased 5.8 percent.

      For the first six months of fiscal 2000, sales were $936.9 million compared to sales of $912.3 million in the first six months of last year. This represents an increase of 2.7 percent. Our sales growth was driven by two primary factors. First, acquired volume represented 4.4 percent of the increase. Secondly, the additional week provided an increase of 3.6 percent. Net of both the extra week and acquisitions, sales declined 5.3 percent.

      At the end of the second quarter, our owned dealerships had a significant number of projects-in-process that were not completed due to two primary factors: either all of the product had not been shipped, or the customer had requested a delay. Our policy for our owned dealerships is to recognize revenue when the product is completely installed. We believe that this caused a reduction in sales of approximately $11 million, and would have resulted in another $3 million of net income.

      We also believe that certain of our large customers, especially in the banking and financial institutions sector, began preparing for Year 2000 by delaying their orders until after the New Year. Several of these customers informed us that they would not be receiving product in December or early January. This is primarily a contingency plan, as they did not want information technology support personnel working on facility changes in case of unanticipated disruptions. The impact of this is difficult to quantify, and it is also difficult to predict when we will see the turnaround effect.

      New orders for the second quarter decreased 1.1 percent to $469.8 million compared to the same period last year. Acquisitions increased orders 5.1 percent. After adjusting for the acquisitions, new orders decreased 6.2 percent.

      For the first six months of fiscal 2000, new orders were $975.1 million compared with new orders of $918.9 million in the first six months of last year. This was an increase of 6.1 percent. Acquisitions generated 4.6 percent of the change, and the extra week drove another 3.8 percent. Net of both acquisitions and the extra week, new orders decreased 2.3 percent. We had anticipated stronger order demand for the second quarter as compared to the first quarter. While net orders decreased from $505.3 million in the first quarter to $469.8 million, our weekly order rate was $36.1 million in both periods.

      The backlog of unfilled orders at December 4, 1999 increased 24.0 percent to $267.8 million from the $216.0 million reported at May 29, 1999. Excluding the impact of the Geiger Brickel acquisition, backlog increased 18.2 percent. This increase is due to increased lead times in some product lines, and the large amount of project business that is near completion as discussed above.

Domestic Operations

      Our domestic sales for the second quarter decreased .7 percent compared to the same period last year. Net of acquisitions domestic sales for the quarter declined 7.0 percent compared to last year.

      Domestic sales increased 2.2 percent for the first six months of fiscal 2000 when compared to the same period last year. Excluding both the impacts of the extra week and acquisitions, domestic sales declined 6.4 percent in comparison to the prior year first six months.

      From a product perspective, our more recently introduced products, including Aeron, Q System and Passage, continue to grow at a faster rate than our overall sales.

      Domestic orders for the second quarter were 2.5 percent lower than the same period last year. Net of acquisitions, orders for the second quarter decreased 8.1 percent compared to the second quarter of last year. Domestic orders increased 5.6 percent for the six months ended December 4, 1999. Net of acquisitions and the extra week, domestic orders were down 3.4 percent for the six months.

      The Business and Institutional Furniture Manufacturers Association (BIFMA) has estimated U.S. shipments increased approximately 0.3 percent for the five-month period ended October 1999. Orders increased approximately 1.5 percent for the same period. The current BIFMA revenue forecast is for a decline of 1.0 to 0 percent in calendar 1999, and growth of 4.0 to 6.0 percent in calendar 2000.

International Operations

      Net sales of international operations and export sales from the United States increased 2.9 percent for the quarter. Net of acquisitions the increase in net sales was .6 percent compared to the same period last year. Net sales for the first six months of fiscal 2000 increased 5.8 percent, to $136.9 million, compared with last year. Excluding acquisitions and the extra week in fiscal 2000, the increase in sales for the six months is 1.0 percent. Latin America had the most significant growth, with Europe and Asia Pacific also recording smaller improvements.

      Orders for the second quarter of fiscal 2000 were 5.5 percent compared to last year. Excluding acquisitions orders increased 2.6 percent for the quarter.

      For the first six months of fiscal 2000 orders increased 8.7 percent compared to the same period last year. Excluding the impact of acquisitions and the extra week in fiscal 2000 the increase in orders has been 3.4 percent.

      We have continued to improve the profitability of our total international business. Year-to-date, net income from international operations was $4.5 million compared with $2.0 million in the same period last year.

      The economic environment in Europe and Asia has strengthened, which is contributing to the improved activity levels in these geographic areas. In addition, we have been successful in winning some large projects in international markets. In total, international’s sales were an all-time record for any quarter.

Gross Margin

      We have made a change in how we classify certain product distribution costs on the income statement. This had the effect of reducing cost of goods sold, and thereby increasing margin, by approximately 1.0 percent, with the offset being an increase in operating expenses of the same amount. To present accurate comparative information, the change in classification has been reflected in the Condensed Consolidated Statements of Income by restating the results for the quarter and six months ended November 28, 1998. This change was made to make our presentation consistent internally and with BIFMA’s classification.

      Gross margin, as a percent of sales, for the quarter was 38.3 percent compared to 39.1 percent last year. For the six months ended December 4, 1999, gross margin was 38.4 percent compared to 39.0 percent in the same period last year. The decline in gross margin is due primarily to deeper discounting, product mix shifts and manufacturing inefficiencies. Increased discounting reduced gross margin by approximately $10.5 million year-to-date. As we have not changed list prices, the increased discounts result in real price decreases. This is due in part to industry demand being softer, which historically has led to increased competition based on price.

      The continuing shifts in product mix to our newer, lower margin product lines, also continues to impact margin. New products tend to have lower margins when they are introduced, and improve as the manufacturing processes improve and material prices per unit drop in response to increases in volume.

      The product mix shift also drove some inefficiencies in our North American operations. Essentially, demand for our new products has exceeded our expectations. These issues have been partially resolved, and this work should be completed during the third quarter. We are addressing these inefficiencies by hiring new people, adding additional equipment and reengineering certain product lines.

      For the remainder of fiscal 2000, we expect gross margins to be in the range of 37.5 percent to 39 percent. A critical aspect of maintaining our margin levels is our continued focus on improving our shipment reliability and enhancing our throughput via increased productivity, leveraging our fixed cost base. These improvements, however, could be partially offset by the cost of new product introductions and continued price pressures.

Operating Expenses

      Operating expenses, as a percent of net sales, were 26.6 percent for the quarter and 26.5 percent for the six months ended December 4, 1999. This compares with 26.1 percent and 26.4 percent in the prior year for the quarter and six months ended November 28, 1998, respectively.

      The relatively consistent expense level as a percentage of sales is the result of offsetting factors. Operating expenses have continued to increase in areas of planned investment. We are continuing to develop our customer communication and interaction capabilities. This effort is largely focused on greatly enhancing connectivity by using newly developed platforms that allow customers to interact with our systems directly, either using proprietary systems or the Internet. This allows them to specify and place orders directly, at their convenience. We are also continuing our information technology investments, and our increased capital structure has driven up our depreciation and amortization expenses. These investments, combined with developing and launching new products, most significantly Resolve, represented incremental spending of $7.1 million, or .8 percent of sales.

      As has been the case all year, our spending has been partially offset by lower bonus levels. Operating expenses were reduced by lower incentive compensation payments that represented approximately .7 percent of sales or $6.1 million.

      While we are not satisfied with our operating expense ratios, we believe the investments we are making will be crucial to our long-term strategy and market value. We expect operating expenses to remain higher than our 26.0 percent target for the remainder of the year. However, we have not backed off our long-term goal of reducing expenses to 25.0 percent of sales. While this will in part come from cost containment, we believe a large portion will come from leveraging our cost base as our revenue growth accelerates.

Other Income/Expenses, Net Income and Earnings per Share

      Interest expense for the first six months increased $.8 million to $5.5 million compared to the first six months of last year primarily as a result of higher debt levels.

      Other income for the first six months of fiscal 2000 decreased $7.7 million from fiscal 1999 as the second quarter of 1999 included gains related to the sale of our Grandville and Roswell facilities. Net of other capital losses, these gains in 1999 had the after-tax effect of increasing net income for the quarter by $3.4 million.

      The effective tax rate for the quarter, and year-to-date was 37.0 percent, compared with 40.0 percent in the second quarter and 39.5 percent year-to-date last year. The lower tax rate is due primarily to lower state taxes and international tax benefits. We expect the tax rate to remain in the 36.5 to 37.5 percent range.

      Net income decreased 6.4 percent to $68.2 million in the first six months of fiscal 2000, compared to $72.9 million for the same period last year.

      Earnings per share (EPS) for the second quarter was $.41 versus $.45 in the same period last year. Year-to-date, EPS was consistent at $.84. The gain on the sale of our Grandville and Roswell facilities contributed $.04 per share to last year’s results; exclusive of the gain, year-to-date EPS has increased 5.0 percent.

Year 2000

      This Year 2000 readiness disclosure is the most current information available and replaces all previous disclosures made by the Company in its filings on form 10-Q and form 10-K, and in its annual report to shareholders.

      The Company has not experienced, nor is it expected to experience, any material disruptions related to Year 2000 issues. This statement applies to the Company’s operations, as well as significant third-party vendors, independent dealers and customers.

Costs to Address the Company’s Year 2000 Issues

      The Company spent approximately $5 million on Year 2000 renovations. These are renovations to existing systems and are exclusive of the implementation of our new ERP system. The renovations are complete, and the Company does not expect to incur any additional costs related to them.

Company’s Contingency Plans

      In the event that additional actions beyond those already taken are necessary, the Company will immediately, upon identifying the need, begin developing and implementing remedial actions to address the issues.

Safe Harbor Provision

      Certain statements in this filing are not historical facts but are “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Furthermore, Herman Miller, Inc., undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise. Forward-looking statements include, but are not limited to, statements concerning the outcome of GSA audits, future gross margin expectations and future tax rates.

C.  Financial Condition, Liquidity, and Capital Resources

Second Quarter FY 2000 versus Second Quarter FY 1999

1.	Cash flow from operating activities was $77.7 million versus $84.7 million in the first six months of fiscal 1999. The year-over-year decline is the result of a significant increase in our working capital this quarter. Increased working capital was due primarily to unbilled projects in process and the adverse impact of production inefficiencies. We expect our net investment in working capital to decline over the balance of the year.

2.	Days sales in accounts receivable plus days sales in inventory (DSO) increased to 57.3 days versus 53.4 days on November 28, 1998. When compared to 52.5 days at the end of the fourth quarter of fiscal 1999, this represented an increase of 4.8 days. The increase is due to higher inventory levels for the reasons discussed above.

3.	Total interest-bearing debt increased to $217.4 million compared to $147.6 million at May 29, 1999. Our EBITDA to Interest Expense ratio was 28.0 for the first six months of fiscal 2000. This is one of the new measures we are using under the terms of our re-negotiated debt agreements, and it evaluates our ability to cover our debt service costs. Our debt agreements require this ratio to be greater than 4.0.

4.	Capital expenditures for the first six months of fiscal 2000 were $77.8 million versus $44.8 million for the first six months of fiscal 1999. The majority of the expenditures were related to the purchase of sales technology software, the construction of a new plant in Georgia that will allow us to consolidate three existing manufacturing facilities, continued development and implementation of the electronic selling platform, new product development, equipment to address the capacity issues, and building enhancements. We expect net capital expenditures for the year to be in the range of $110 million to $140 million.

5.	During the first six months of fiscal 2000, the company repurchased 1,367,928 million shares of common stock for $34.5 million.

6.	We believe that cash on hand, cash generated from operations and our available borrowing facility will provide adequate liquidity to fund the operations and capital additions of the Company.

Part I — Other Information

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

HERMAN MILLER, INC.

January 14, 2000

/s/ Michael A. Volkema

Michael A. Volkema
(Chief Executive Officer)

January 14, 2000

/s/ Brian C. Walker

Brian C. Walker
(President, Herman Miller North America)

Exhibit Index

      (27)  Financial Data Schedule