Form 10-Q
period 2000-03-04
MILLER HERMAN INC
filed 2000-04-17
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

X QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 4, 2000	Commission File No. 0-5813

HERMAN MILLER, INC.

A Michigan Corporation	ID No. 38-0837640

855 East Main Avenue, Zeeland, MI 49464-0302	Phone (616) 654 3000

Herman Miller, Inc.

(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months

Yes X      No

(2) has been subject to such filing requirements for the past 90 days.

Yes X      No

Common Stock Outstanding at April 7, 2000—78,689,278 shares.

The Exhibit Index appears at page 19.

HERMAN MILLER, INC. FORM 10-Q
FOR THE QUARTER ENDED MARCH 4, 2000
INDEX

Page No.

Part I—Financial Information

Condensed Consolidated Balance Sheets—

March 4, 2000, and May 29, 1999	3

Condensed Consolidated Statements of Income—

Three and Nine Months Ended March 4, 2000, and February 27, 1999	4

Condensed Consolidated Statements of Cash Flows—

Nine Months Ended March 4, 2000, and February 27, 1999	5

Notes to Condensed Consolidated Financial Statements	6-9

Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-16

Part II—Other Information

Exhibits and Reports on Form 8-K	17

Signatures	18

Exhibit Index	19

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

	Mar. 4,	May 29,
	2000	1999

	(unaudited)	(audited)

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$81,528	$79,952

Accounts receivable, net	224,644	192,374

Inventories—

Finished goods	20,343	11,946

Work in process	14,237	7,446

Raw materials	19,937	13,223

Total inventories	54,517	32,615

Prepaid expenses and other	50,057	45,161

Total current assets	410,746	350,102

PROPERTY AND EQUIPMENT, AT COST:	767,141	646,663

Less accumulated depreciation	380,222	329,944

Net property and equipment	386,919	316,719

OTHER ASSETS:

Notes receivable, net	24,398	17,400

Other noncurrent assets	104,466	77,285

Total assets	$926,529	$761,506

LIABILITIES & SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:

Unfunded checks	$22,559	$22,605

Current portion of long-term debt	10,136	10,130

Notes payable	119,450	46,568

Accounts payable	94,740	82,404

Accruals	187,784	189,642

Total current liabilities	434,669	351,349

LONG-TERM DEBT, less current portion	103,429	90,892

OTHER LIABILITIES	110,649	110,190

SHAREHOLDERS’ EQUITY:

Common stock $.20 par value	15,714	15,913

Retained earnings	281,721	210,084

Accumulated other comprehensive loss	(10,506)	(10,683)

Key executive stock programs	(9,147)	(6,239)

Total shareholders’ equity	277,782	209,075

Total liabilities and shareholders’ equity	$926,529	$761,506

      See accompanying notes to condensed consolidated financial statements.

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Nine Months Ended

	Mar. 4,	Feb. 27,	Mar. 4,	Feb. 27,
	2000	1999	2000	1999

NET SALES	$478,177	$421,550	$1,415,114	$1,333,871

COST AND EXPENSES:

Cost of goods sold	302,153	261,825	879,487	818,234

Operating expenses	121,391	111,762	369,633	352,433

Interest expense	4,021	588	9,499	5,254

Other expense (income), net	75	(152)	(2,308)	(10,195)

	427,640	374,023	1,256,311	1,165,726

INCOME BEFORE TAXES ON INCOME	50,537	47,527	158,803	168,145

PROVISION FOR TAXES ON INCOME	18,700	17,600	58,750	65,300

NET INCOME	$31,837	$29,927	$100,053	$102,845

NET INCOME PER COMMON SHARE—

BASIC	$.40	$.36	$1.25	$1.21

NET INCOME PER COMMON SHARE—

DILUTED	$.40	$.35	$1.24	$1.19

DIVIDENDS PER SHARE OF

COMMON STOCK	$.03625	$.03625	$.10875	$.10875

      See accompanying notes to condensed consolidated financial statements.

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended

	Mar. 4,	Feb. 27,
	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$100,053	$102,845

Depreciation and amortization	61,399	46,409

Changes in current assets and liabilities	(38,432)	(12,447)

Other, net	4,370	3,117

Net cash provided by operating activities	127,390	139,924

CASH FLOWS FROM INVESTING ACTIVITIES:

Notes receivable repayments	350,201	356,590

Notes receivable issued	(356,312)	(358,445)

Capital expenditures	(104,925)	(76,626)

Proceeds from sale of fixed assets	296	28,717

Net cash paid for acquisitions	(5,895)	(4,689)

Other, net	(3,802)	(22,168)

Net cash used for investing activities	(120,437)	(76,621)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net short-term debt borrowings	66,777	38,903

Net long-term debt repayments	(7,636)	(10,084)

Dividends paid	(8,690)	(9,355)

Net common stock issued	5,598	14,039

Common stock purchased and retired	(62,128)	(155,087)

Net cash used for financing activities	(6,079)	(121,584)

EFFECT OF EXCHANGE RATE

CHANGES ON CASH	702	(1,365)

NET INCREASE (DECREASE) IN CASH AND

CASH EQUIVALENTS	1,576	(59,646)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	79,952	115,316

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$81,528	$55,670

      See accompanying notes to condensed consolidated financial statements.

HERMAN MILLER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared by the company, without audit, in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Management believes that the disclosures made in this document are adequate to make the information presented not misleading. Operating results for the nine-month period ended March 4, 2000, are not necessarily indicative of the results that may be expected for the year ending June 3, 2000. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the year ended May 29, 1999.

FISCAL YEAR

The company’s fiscal year ends on the Saturday closest to May 31. The year ending June 3, 2000 will contain 53 weeks while the fiscal year ended May 29, 1999 contained 52 weeks. The first nine months of fiscal 2000 contained 40 weeks while the first nine months of fiscal 1999 contained 39 weeks.

ACQUISITIONS

Effective July 30, 1999, the company acquired Geiger Group, Inc. (“Geiger Brickel”), a manufacturer of high quality wood furnishings for the contract furniture industry, including casegoods, freestanding furniture, and seating. The acquisition was completed for $5.0 million in cash and the issuance of 1,312,187 shares of Herman Miller, Inc. stock to Geiger Brickel’s shareholders. This acquisition was accounted for under the purchase method of accounting. The excess of the purchase price over the estimated fair market value of net assets acquired of approximately $24.4 million was recorded as goodwill and is being amortized on a straight-line basis over 20 years. Additional purchase price may be paid based on Geiger Brickel’s operating results over the three-year period ending on July 18, 2002. The operating results of Geiger Brickel have been included in the consolidated financial statements of the company since the date of acquisition. If this purchase had been effective May 30, 1999, there would have been no material effect on the company’s results from operations and financial condition.

COMPREHENSIVE INCOME

Comprehensive income consists of net income and foreign currency translation adjustments. Comprehensive income was approximately $31.5 million and $28.8 million for the three months ended March 4, 2000, and February 27, 1999, respectively. During the nine months ended March 4, 2000, and February 27, 1999, comprehensive income was approximately $100.2 million and $101.6 million, respectively.

SHAREHOLDER RIGHTS PROTECTION AGREEMENT

On June 30, 1999, the Board of Directors of Herman Miller, Inc. announced the adoption of a Shareholder Rights Plan and the declaration of a Rights dividend. See Item 6 (2).

EARNINGS PER SHARE

The following table reconciles the numerators and denominators used in the calculations of basic and diluted EPS:

	Three Months Ended		Nine Months Ended

	Mar. 4,	Feb. 27,	Mar. 4,	Feb. 27,
	2000	1999	2000	1999

Numerators:

Numerator for both basic and diluted EPS, net income (in thousands)	$31,837	$29,927	$100,053	$102,845

Denominators:

Denominator for basic EPS, weighted- average common shares outstanding	79,086,821	83,379,222	79,821,881	85,092,952

Potentially dilutive shares resulting from stock option plans	813,840	946,471	1,003,844	1,164,315

Denominator for diluted EPS	79,900,661	84,325,693	80,825,725	86,257,267

Certain exercisable stock options were not included in the computation of diluted EPS because the option prices were greater than the average quarterly market prices for the periods presented. The number of stock options outstanding at the end of each quarter presented which were not included in the calculation of diluted EPS and the ranges of exercise prices were: 3,587,185 at $22.00-$32.50 for the nine months ended March 4, 2000; and 1,213,457 at $28.41-$32.50 for the nine months ended February 27, 1999.

SUPPLEMENTAL CASH FLOW INFORMATION

Cash and cash equivalents include all highly liquid debt and equity securities purchased as part of the company’s cash management function. Due to the short maturities of these items, the carrying amount approximates fair value.

Cash payments for income taxes and interest (in thousands) were as follows:

	Nine Months Ended

	Mar. 4,	Feb. 27,
	2000	1999

Income taxes paid	$56,531	$44,767

Interest paid	$7,053	$5,527

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

CONTINGENCIES

The company, for a number of years, has sold various products to the United States Government under General Services Administration (GSA) multiple award schedule contracts. Under the terms of these contracts, the GSA is permitted to audit the company’s compliance with the GSA contracts. At any point in time, a number of GSA audits are either scheduled or in process. Management does not expect resolution of the audits to have a material adverse effect on the company’s consolidated financial statements. In 1996, the Justice Department notified the company that the GSA referred an audit to the Justice Department for consideration of a potential Civil False Claims Act case. In the second quarter of fiscal 2000, the Justice Department informed the company that the audit was returned to the GSA without the filing of a Civil False Claims Act case.

The company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the company’s consolidated financial statements.

REPORT OF MANAGEMENT

In the opinion of management, the accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of the company as of March 4, 2000, and the results of its operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

	Three Months		Nine Months

	$	%	$	%

NET SALES	56,627	13.4	81,243	6.1

COST OF GOODS SOLD	40,328	15.4	61,253	7.5

OPERATING EXPENSES	9,629	8.6	17,200	4.9

INTEREST EXPENSE	3,433	583.8	4,245	80.8

OTHER EXPENSE (INCOME), NET*	(227)	(149.3)	(7,887)	(77.4)

INCOME BEFORE TAXES ON INCOME	3,010	6.3	(9,342)	(5.6)

PROVISION FOR TAXES ON INCOME	1,100	6.3	(6,550)	(10.0)

NET INCOME	1,910	6.4	(2,792)	(2.7)

*Represents a decline in other income

B.       Results of Operations
Third Quarter, Fiscal Year 2000 versus Third Quarter, Fiscal Year 1999

Net sales increased $56.6 million, or 13.4 percent, to $478.2 million for the three months ended March 4, 2000. Excluding the impact of acquisitions net sales increased 8.5 percent.

The first nine months of fiscal 2000 contained 40 weeks as compared to 39 weeks in the first nine months of fiscal 1999.

For the first nine months of fiscal 2000, sales were $1,415.1 million compared to sales of $1,333.9 million in the first nine months of last year. This represents an increase of 6.1 percent. Our sales growth was driven by two primary factors. First, acquired volume represented 4.5 percent of the increase. Secondly, the additional week provided an increase of 2.5 percent. Net of both the extra week and acquisitions, sales declined 0.9 percent.

New orders for the third quarter increased 20.1 percent to $464.3 million compared to the same period last year. After adjusting for acquisitions, new orders increased 15.3 percent. The strong year-over-year growth was partially due to the general downturn in the industry last year, which provided a more favorable comparative period.

The third quarter is usually the slowest period of the fiscal year, primarily due to the short weeks around the holidays. Historically, weekly order rates drop off approximately 10 percent when compared to the second quarter. This year, however, the decline in order entry on a weekly basis was only 1.1 percent when compared to the first half of the year. As was discussed in the second quarter, certain of our customers delayed placing orders and accepting shipments until calendar 2000 began, partially due to concerns over Year 2000 issues. Those customers have begun placing orders and accepting shipments again, which favorably impacted the third quarter.

For the first nine months of fiscal 2000, new orders were $1,439.4 million compared with new orders of $1,305.5 million in the first nine months of last year. This was an increase of 10.3 percent. Acquisitions generated 4.7 percent of the change, and the extra week drove another 2.7 percent. Net of both acquisitions and the extra week, new orders increased 2.9 percent.

The backlog of unfilled orders at March 4, 2000 increased 18.8 percent to $256.7 million from the $216.0 million reported at May 29, 1999. Excluding the impact of acquisitions, backlog increased 10.5 percent. Backlog is stronger than anticipated; based on the backlog strength and continuing improvements in activity levels, revenue growth for the year is expected to be in the mid to upper single digits.

Domestic Operations

Domestic sales for the third quarter increased 15.6 percent compared to the same period last year. Net of acquisitions domestic sales for the quarter rose 11.2 percent compared to last year

Domestic sales increased 6.4 percent for the first nine months of fiscal 2000 when compared to the same period last year. Excluding both the impacts of the extra week and acquisitions, domestic sales declined 0.9 percent in comparison to the prior year first nine months.

As has been the case since their respective introductions, our more recently developed products, including Aeron, Q System and Passage, continue to grow at a faster rate than our overall sales.

Domestic orders for the third quarter were 21.5 percent higher than the same period last year. Net of acquisitions, orders for the third quarter increased 16.6 percent compared to last year. Domestic orders increased 10.4 percent for the nine months ended March 4, 2000. Net of acquisitions and the extra week, domestic orders were up 2.6 percent for the nine months.

The Business and Institutional Furniture Manufacturers Association (BIFMA) has estimated U.S. shipments increased approximately 0.4 percent for the eight-month period ended January 2000. Orders increased approximately 2.8 percent for the same period. The current BIFMA revenue forecast is for a growth of 4.0 to 6.0 percent in calendar 2000.

International Operations

Net sales of international operations and export sales from the United States increased 2.2 percent for the quarter. Net of acquisitions, net sales actually decreased 0.2 percent compared to the same period last year. Net sales for the first nine months of fiscal 2000 increased 4.5 percent, to $206.4 million, compared with last year. Excluding acquisitions and the extra week in fiscal 2000, the increase in sales for the nine months is 0.6 percent. All of our regions showed growth for the nine month period except Canada. The growth was most significant in Asia Pacific and Europe.

Orders for the third quarter of fiscal 2000 were up 11.8 percent compared to last year. Excluding acquisitions, orders increased 9.0 percent for the quarter.

For the first nine months of fiscal 2000 orders increased 9.6 percent compared to the same period last year. Excluding the impact of acquisitions and the extra week in fiscal 2000 the increase in orders has been 5.0 percent.

We have continued to improve the profitability of our total international business primarily through better cost containment and higher margin projects in the current year. Year-to-date, net income from international operations was $8.0 million compared with $3.3 million in the same period last year.

The economic environment in Europe and Asia has continued to recover during our current fiscal year, which is contributing to the improved activity levels in these geographic areas.

Gross Margin

We have made a change in how we classify certain product distribution costs on the income statement. This had the effect of reducing cost of goods sold, and thereby increasing margin, by approximately 1.0 percent, with the offset being an increase in operating expenses of the same amount. To present accurate comparative information, the change in classification has been reflected in the Condensed Consolidated Statements of Income by restating the results for the quarter and nine months ended February 27, 1999. This change was made to make our presentation consistent internally and with BIFMA’s classification.

Gross margin, as a percent of sales, for the quarter was 36.8 percent compared to 37.9 percent last year. For the nine months ended March 4, 2000, gross margin was 37.9 percent compared to 38.7 percent in the same period last year. The decline in gross margin is due primarily to deeper discounting, product mix shifts and manufacturing inefficiencies.

Increased discounting reduced gross margin by approximately $13.0 million year-to-date. As we have not changed list prices, the increased discounts result in real price decreases. The majority of this pricing deterioration occurred during the first half of the year, and the overall pricing environment stabilized during the third quarter; however, discounting for the quarter was approximately $3 million deeper than last year’s third quarter.

The continuing shifts in product mix to our newer product lines also continues to impact margin. New products tend to have lower margins when they are introduced, and improve as the manufacturing processes improve and material prices per unit drop in response to increases in volume. Product mix shifts also created capacity constraints and inefficiencies in our North American operations.

During the quarter, we focused on those areas of the operation where we were experiencing production capacity or efficiency issues. Our primary objectives were to improve reliability and reduce lead times. First, we completed the move into our new location in Georgia, combining the activities of two plants into one. Second, we made several improvements to enhance capacity, which resulted in some additional costs, including overtime, increased headcount, installation of new equipment and realignment of our production facilities, and outsourcing of certain production processes. As we improve our production processes we expect these costs to decrease by minimizing overtime and reducing component outsourcing.

These unfavorable factors were partially offset by improvements in certain material costs due to cost-saving initiatives and a reduction in our incentive compensation payments. Combined, these items represented 1.8 percent of sales.

For the remainder of fiscal 2000, we expect gross margins to be in the range of 37.0 percent to 38.0 percent. A critical aspect of maintaining our margin levels is our continued focus on improving our shipment reliability and enhancing our throughput via increased productivity and leveraging our fixed cost base. These improvements, however, could be partially offset by the cost of new product introductions and the current competitive pricing environment.

Operating Expenses

Operating expenses, as a percent of net sales, were 25.4 percent for the quarter and 26.1 percent for the nine months ended March 4, 2000. This compares with 26.5 percent and 26.4 percent in the prior year for the quarter and nine months ended February 27, 1999, respectively.

The improvement in our operating expense level is the result of partially offsetting factors. Operating expenses have continued to increase to support our core strategic initiatives. We are continuing to develop our customer communication and interaction capabilities. This effort is largely focused on greatly enhancing connectivity by using newly developed platforms that allow customers to interact with our systems directly, either using proprietary systems or the Internet. This allows them to specify and place orders directly, at their convenience. We are also continuing our information technology investments, and our increased capital structure has driven up our depreciation and amortization expenses. These investments, combined with developing and launching new products, most significantly Resolve, represented incremental spending of $17.0 million, or 1.2 percent of sales for the year.

As has been the case all year, lower bonus levels have reduced our spending. Operating expenses were reduced by lower incentive compensation payments that represented approximately 1.7 percent of sales for the year.

We were pleased with our operating expense ratio for the quarter, especially with our ability to fund our critical investments to create long-term competitive advantage and market value, while reducing the overall percentage. We expect to be in the range of 25.5 percent to 26.5 percent for the current year. Improving this ratio next year will be difficult, however, as we expect our incentive compensation costs to increase.

Our long-term goal is to reduce operating expenses to 24.0 percent of sales. While this will in part come from cost containment, we believe a large portion will come from leveraging our cost base as our revenue growth accelerates.

Other Income/Expenses, Net Income and Earnings per Share Interest expense for the first nine months increased $4.2 million to $9.5 million compared to the first nine months of last year primarily as a result of higher debt levels.

Other income for the first nine months of fiscal 2000 decreased $7.9 million from fiscal 1999. Last year’s results included gains related to the sales of our Grandville and Roswell facilities and excess land in the United Kingdom. Net of other capital losses, these gains had the after-tax effect of increasing year-to-date net income by $4.3 million in 1999.

The effective tax rate for the quarter and year-to-date was 37.0 percent, compared with 37.0 percent in the third quarter and 38.8 percent year-to-date last year. The lower tax rate for the year is due primarily to lower state taxes and international tax benefits. We expect the tax rate to remain in the 36.5 to 37.5 percent range.

Net income decreased 2.7 percent to $100.1 million in the first nine months of fiscal 2000, compared to $102.8 million for the same period last year.

Earnings per share (EPS) for the third quarter was $.40 versus $.35 in the same period last year, an increase of 14.3 percent. Exclusive of the gains on the sales of our Grandville and Roswell facilities and excess land in the United Kingdom, which represented $.01 for the quarter, EPS increased 17.6 percent for the quarter. Year-to-date, EPS increased 4.2 percent to $1.24 compared to $1.19 last year. The gains on the facility sales contributed $.05 per share to last year’s results; exclusive of the gain, year-to-date EPS has increased 8.8 percent.

C. Financial Condition, Liquidity, and Capital Resources

Third Quarter FY 2000 versus Third Quarter FY 1999

1.	Cash flow from operating activities was $127.4 million versus $139.9 million in the first nine months of fiscal 1999.

2.	Days sales in accounts receivable plus days sales in inventory (DSO) of 56.4 remained the same as that on February 27, 1999 for the quarter. When compared to 52.5 days at the end of the fourth quarter of fiscal 1999, this represented an increase of 3.9 days. The increase is primarily due to higher inventory levels as a result of our efforts to improve reliability and efficiency in North America.

3.	Total interest-bearing debt increased to $233.0 million compared to $147.6 million at May 29, 1999. Our EBITDA to interest expense ratio was 24.2 for the first nine months of fiscal 2000. This is one of the covenants under the terms of our debt agreements, and it evaluates our ability to cover our debt service costs. Our debt agreements require this ratio to be greater than 4.0.

4.	Capital expenditures for the first nine months of fiscal 2000 were $104.9 million versus $76.6 million for the first nine months of fiscal 1999. The majority of the expenditures were related to the purchase of sales technology software, the construction of the new plant in Georgia, continued development and implementation of the electronic selling platform, new product development, production equipment to enhance capacity, and building improvements. We expect net capital expenditures for the year to be in the range of $120 million to $140 million.

5.	During the first nine months of fiscal 2000, the company repurchased 2.6 million shares of common stock for $62.1 million.

6.	We believe that cash on hand, cash generated from operations and our available borrowing facility will provide adequate liquidity to fund the operations and capital additions of the Company.

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

Part II—Other Information

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

HERMAN MILLER, INC.

April 17, 2000	\s\ Michael A. Volkema Michael A. Volkema (Chief Executive Officer)

April 17, 2000	\s\ Elizabeth A. Nickels Elizabeth A. Nickels (Chief Financial Officer)

Exhibit Index

(27) Financial Data Schedule