Form 10-K
period 2000-06-03
MILLER HERMAN INC
filed 2000-08-21
CIK 66382

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended June 3, 2000
Commission File Number 0-5813
Herman Miller,Inc.
(Exact name of registrant as specified in its charter)

Michigan
(State or other jurisdiction of incorporation or organization)

38-0837640
(I.R.S. Employer Identification Number)

855 East Main Avenue, PO Box 302, Zeeland, MI 49464-0302
(Address of principal executive offices and Zip Code)

Registrant’s Telephone Number, Including Area Code: 616 654 3000

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
Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by “nonaffiliates” of the registrant (for this purpose only, the affiliates of the registrant have been assumed to be the executive officers and directors of the registrant and their associates) as of August 7, 2000, was $2,455,125,953 (based on $32.438 per share, which was the closing sale price as reported by NASDAQ).

The number of shares outstanding of the registrant’s common stock, as of August 7, 2000: Common stock, $.20 par value—77,302,365 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on October 3, 2000, are incorporated into Part III of this report.

PART 1

ITEM 1 BUSINESS

(a) General Development of Business

The company researches, designs, manufactures and distributes interior furnishings and provides related services that support companies all over the world. The company’s products are sold primarily to or through independent contract office furniture dealers. Through research, the company seeks to define and clarify customer needs and problems existing in its markets and to design, through innovation where appropriate and feasible, products, systems, and services as solutions to such problems. Ultimately, the company seeks to assist its customers in creating great places to work.

      Herman Miller, Inc., was incorporated in Michigan in 1905. One of the company’s major plants and its corporate offices are located at 855 East Main Avenue, PO Box 302, Zeeland, Michigan, 49464-0302, and its telephone number is (616) 654-3000. Unless otherwise noted or indicated by the context, the term “company” includes Herman Miller, Inc., its predecessors and subsidiaries.

(b) Financial Information About Industry Segments

The company’s operations are in a single industry segment—the design, manufacture, and sale of office furniture systems and furniture, and related products and services. Accordingly, no separate industry segment information is presented.

(c) Narrative Description of Business

The company’s principal business consists of the research, design, development, manufacture, and sale of office systems, products and related services. Most of these systems and products are coordinated in design so that they may be used both together and interchangeably.

      The company is a leader in design and development of furniture and furniture systems. This leadership is exemplified by the innovative concepts introduced by the company in its modular systems known as Action Office, Q System, Ethospace, and Resolve. Action Office, the company’s series of three freestanding office partition and furnishing systems, is believed to be the first such system to be introduced and nationally marketed and as such popularized the “open plan” approach to office space utilization. Ethospace is a system of movable full- and partial-height walls, with panels and individual wall segments that interchangeably attach to wall framework. It includes wall-attached work surfaces and storage/display units, electrical distribution, lighting, organizing tools, and freestanding components. Resolve, the company’s newest product line, is a more flexible systems solution that is based on 120 degree angles around a steel pole and uses fabric screens and canopies for office definition. The company also offers a broad array of seating (including Aeron, Equa, Ergon, Ambi, and Reaction office chairs), storage (including Meridian filing products), wooden casegoods (including Geiger Brickel products), and freestanding furniture products (including Passage).

      The company’s products are marketed worldwide by its own sales staff and its owned dealer network, and via the Internet. These sales persons work with dealers, the design and architectural community, as well as directly with end users. Identifying and developing the various distribution channels within the marketplace is a major focus of the company. Independent dealerships concentrate on the sale of Herman Miller products and a few complementary product lines of other manufacturers. Approximately 71 percent of the company’s sales in the fiscal year ended June 3, 2000, were made to or through independent dealers. The remaining sales (29 percent) were made directly to end-users, including federal, state, and local governments, and several major corporations, either by the company’s own sales staff or its owned dealer network.

      The company is also a recognized leader within its industry for the use, development and integration of customer-centered technologies that enhance the reliability, speed, and efficiency of its operations. This includes proprietary sales tools, interior design and product specification software, order entry and manufacturing scheduling and production systems, and direct connectivity to the company’s suppliers.

      The company’s furniture systems, seating, storage, casegoods and freestanding furniture products, and related services are used in (1) office/institution environments including offices and related conference, lobby and lounge areas, and general public areas including transportation terminals; (2)health/science environments including hospitals and other healthcare facilities; (3) clinical, industrial, and educational laboratories; and (4) residential and other environments.

      New Product and Industry Segment Information During the past 12 months, the company has not made any public announcement of, or otherwise made public information about, a new product or a new industry segment which would require the investment of a material amount of the company’s assets or which would otherwise result in a material cost.

      Raw Materials The company’s manufacturing materials are available from a significant number of sources within the United States, Canada, Europe, and Asia. To date, the company has not experienced any difficulties in obtaining its raw materials. The raw materials used are not unique to the industry nor are they rare.

      Patents, Trademarks, Licenses, Etc. The company has approximately 139 active United States utility patents on various components used in its products and approximately 104 active United States design patents. Many of the inventions covered by the United States patents also have been patented in a number of foreign countries. Various trademarks, including the name and style “Herman Miller,” and the “Herman Miller Symbol” trademark, are registered in the United States and many foreign countries. The company does not believe that any material part of its business is dependent on the continued availability of any one or all of its patents or trademarks, or that its business would be materially adversely affected by the loss of any thereof, except the “Herman Miller,” “Action Office,” “Aeron,” “Ambi,” “Ergon,” “Equa,” “Ethospace,” “Meridian,” “1:1,” “Passage,” “Prospects,” “Q,” “Resolve,” “SQA,” “Geiger Worldwide” (and “Herman Miller Symbol”) trademarks.

      Working Capital Practices The company does not believe that it or the industry in general has any special practices or special conditions affecting working capital items that are significant for an understanding of the company’s business.

      Customer Base No single dealer accounted for more than 3.7percent of the company’s net sales in the fiscal year ended June 3, 2000. For fiscal 2000, the largest single end-user customer accounted for approximately 7.3 percent of the company’s net sales with the 10 largest of such customers accounting for approximately 16.4 percent of the company’s sales. The company does not believe that its business is dependent on any single or small number of customers, the loss of which would have a materially adverse effect upon the company.

      Backlog of Orders As of June 3, 2000, the company’s backlog of unfilled orders was $283.7 million. At May 29, 1999, the company’s backlog totaled $216.0 million. It is expected that substantially all the orders forming the backlog at June 3, 2000, will be filled during the current fiscal year. Many orders received by the company are filled from existing raw material inventories and are reflected in the backlog for only a short period while other orders specify delayed shipments and are carried in the backlog for up to one year. Accordingly, the amount of the backlog at any particular time is not necessarily indicative of the level of net sales for a particular succeeding period.

      Government Contracts Other than standard price reduction and other provisions contained in contracts with the United States government, the company does not believe that any significant portion of its business is subject to material renegotiation of profits or termination of contracts or subcontracts at the election of various government entities.

      Competition All aspects of the company’s business are highly competitive. The principal methods of competition utilized by the company include design, product and service quality, speed of delivery, and product pricing. The company believes that it is the second largest office furniture manufacturer in the world. However, in several of the markets served by the company, it competes with over 400 smaller companies and with several manufacturers that have significantly greater resources and sales. Price competition remained relatively stable from 1997 through 2000.

      Research, Design and Development One of the competitive strengths of the company is its research, design and development programs. Accordingly, the company believes that its research and design activities are of significant importance. Through research, the company seeks to define and clarify customer needs and problems and to design, through innovation where feasible and appropriate, products and services as solutions to these customer needs and problems. The company utilizes both internal and independent research and design resources. Exclusive of royalty payments, approximately $35.1 million, $33.4 million, and $29.0 million was spent by the company on design and research activities in 2000, 1999, and 1998, respectively. Royalties are paid to designers of the company’s products as the products are sold and are not included in research and development costs as they are variable based on product sales.

      Environmental Matters The company does not believe, based on current facts known to management, that existing environmental laws and regulations have had or will have any material effects upon the capital expenditures, earnings, or competitive position of the company. Further, the company continues to rigorously reduce, recycle, and reuse the solid wastes generated by its manufacturing processes. Its accomplishments and these efforts have been widely recognized.

      Human Resources The company considers another of its major competitive strengths to be its human resources. The company stresses individual employee participation and incentives, and believes that this emphasis has helped to attract and retain a capable work force. The company has a human resources group to provide employee recruitment, education and development, and compensation planning and counseling. There have been no work stoppages or labor disputes in the company’s history, and its relations with its employees are considered good. Approximately 551 of the company’s employees are represented by collective bargaining agents, most of whom are employees of its Integrated Metal Technology, Inc., and Herman Miller, Limited (U.K.) subsidiaries. As such, these subsidiaries are parties to collective bargaining agreements with these employees.

      As of June 3, 2000, the company employed 9,868 full-time and 383 part-time employees, representing a 20.6 percent increase in full-time employees and a 3.5 percent increase in part-time employees compared with May 29, 1999. In addition to its employee work force, the company uses purchased labor to meet demand fluctuations in its manufacturing operations.

(d) Information About International Operations

The company’s sales in international markets primarily are made to office/institutional customers. Foreign sales mostly consist of office furniture products such as Ethospace and Action Office systems, seating, and storage products. The company is in the following major markets: Canada, Europe, Latin America, and the Asia/Pacific region. In certain other foreign markets, the company’s products are offered through licensing of foreign manufacturers on a royalty basis.

      At the present time, the company’s products sold in international markets are manufactured by wholly owned subsidiaries in the United States, United Kingdom, and Mexico. Sales are made through wholly owned subsidiaries in Australia, Canada, France, Germany, Italy, Japan, Mexico, the Netherlands, and the United Kingdom. The company’s products are offered in the Middle East, South America, and Asia through dealers.

      In several other countries, the company licenses manufacturing and selling rights. Historically, these licensing arrangements have not required a significant investment of funds or personnel by the company, and, in the aggregate, have not produced material net income for the company.

      Additional information with respect to operations by geographic area appears in the note “Operating Segments” of the Notes to Consolidated Financial Statements set forth on page 35. Fluctuating exchange rates and factors beyond the control of the company, such as tariff and foreign economic policies, may affect future results of international operations.

ITEM 2 PROPERTIES

The company owns or leases facilities which are located throughout the United States and several foreign countries, including Australia, Canada, France, Germany, Italy, Japan, Mexico, and the United Kingdom. The location, square footage, and use of the most significant facilities at June 3, 2000, were as follows:

Owned Locations	Square Footage	Use

Spring Lake, Michigan	921,700	Manufacturing, Warehouse, and Office

Holland, Michigan	850,500	Manufacturing, Distribution, Warehouse, and Office

Zeeland, Michigan	749,000	Manufacturing, Warehouse, and Office

Rocklin, California	338,100	Manufacturing and Warehouse

Holland, Michigan	216,700	Design Center and Office

Leased Locations	Square Footage	Use

Zeeland, Michigan	399,100	Manufacturing, Warehouse, and Office

Canton, Georgia	327,800	Manufacturing and Warehouse

Fulton, Georgia	176,700	Manufacturing, Warehouse, and Office

Chippenham, England, U.K	168,900	Manufacturing and Warehouse

Atlanta, Georgia	115,000	Warehouse and Distribution

Mexico City, Mexico	68,100	Manufacturing, Warehouse, and Office

      The company also maintains showrooms or sales offices near most major metropolitan areas throughout North America, Europe, the Middle East, Asia/Pacific, and South America. The company considers its existing facilities to be in excellent condition, efficiently utilized, well suited, and adequate for its design, production, distribution, and selling requirements.

ITEM 3 PENDING LEGAL PROCEEDINGS

The company, for a number of years, has sold various products to the United States Government under General Services Administration (GSA) multiple award schedule contracts. The GSA is permitted to audit the company’s compliance with the GSA contracts. At any point in time, a number of GSA audits are either scheduled or in progress. Management had been notified that the GSA had referred an audit of the company to the Department of Justice for consideration of a potential civil False Claims Act case. In the second quarter of fiscal 2000, the Justice Department informed the company that the audit had been returned to the GSA without the filing of a Civil False Claims Act case. Management does not expect resolution of the audits to have a material adverse effect on the company’s consolidated financial statements.

      The company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the company’s consolidated financial statements.

ITEM 4 SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended June 3, 2000.

ADDITIONAL ITEM: EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information relating to Executive Officers of the company is as follows:

Name	Age	Year Elected an Executive Officer	Position with the Company

James E. Christenson	53	1989	Senior Vice President, Legal Services, and Secretary

Robert Frey	57	1996	Executive Vice President, President, International

David M. Knibbe	45	1997	Executive Vice President, Sales and Distribution

Gary S. Miller	50	1984	Executive Vice President, Product Research and Development

Gene Miyamoto	45	1996	Chief of Staff

Elizabeth A. Nickels	38	2000	Executive Vice President, Chief Financial Officer

Christopher A. Norman	52	1996	Executive Vice President, Order Fulfillment and Information Technology

Gary VanSpronsen	44	1998	Executive Vice President, Offer Development and Marketing

Michael A. Volkema	44	1995	President and Chief Executive Officer

Brian C. Walker	38	1996	President, Herman Miller North America

      Except as discussed in this paragraph, each of the named officers has served the company in an executive capacity for more than five years.Mr. Frey joined Herman Miller, Inc., in November 1996, and prior to 1996 was chairman of the board and chief executive officer of Asian operations and an elected executive vice president at Whirlpool Corporation. Mr. Knibbe was the vice president of sales and distribution for Herman Miller, Inc., from March 1996 to May 1997; president of Workplace Resource, Inc. (a subsidiary of Herman Miller, Inc.), from March 1995 to April 1996; and vice president of sales and distribution for Meridian, Inc.(a subsidiary of Herman Miller, Inc.), from April 1990 to March 1995. Mr. Miyamoto was the president at Community Medical Center Healthcare System from January 1995 to February 1996 and executive vice president and chief operating officer of St. Vincent Medical Center from June 1992 to January 1995. Ms. Nickels joined Herman Miller, Inc., in February 2000, and prior to 2000 was chief financial officer of Universal Forest Products, Inc., for seven years. For more than five years prior to January 1998, Mr. Norman was the president of Miller SQA (a subsidiary of Herman Miller, Inc.). Mr. VanSpronsen was the president of Miller SQA from January 1998 to September 1998, and vice president and general manager of Miller SQA from June 1992 to December 1997. Mr. Walker was the executive vice president, finance and business development, and chief financial officer for Herman Miller, Inc., from March 1996 to February 2000; vice president of finance for Herman Miller, Inc., from May 1995 to March 1996; vice president of finance and management information systems of Milcare, Inc. (a subsidiary of Herman Miller, Inc.), from July 1994 to May 1995; and vice president of finance for Herman Miller Europe from December 1991 to July 1994.

PART II

ITEM 5 MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

SHARE PRICE, EARNINGS, AND DIVIDENDS SUMMARY

Herman Miller, Inc., common stock is quoted in the NASDAQ-National Market System (NASDAQ-NMS Symbol:MLHR). As of August 7, 2000, there were approximately 26,000 shareholders of record for the company’s common stock.

Per Share and Unaudited	Market Price	Market Price	Market Price	Earnings	Dividends
	High	Low	Close	Per	Per
				Share-Diluted	Share

Year Ended June 3, 2000

First quarter	$26.250	$20.125	$24.438	$.43	$.03625

Second quarter	25.500	20.938	23.250	.41	.03625

Third quarter	24.125	20.125	20.688	.40	.03625

Fourth quarter	29.750	19.875	29.750	.50	.03625

Year	$29.750	$19.875	$29.750	$1.74	.14500

Year Ended May 29, 1999

First quarter	$30.313	$23.000	$23.000	$.39	$.03625

Second quarter	25.438	18.750	22.250	.45	.03625

Third quarter	26.875	15.875	17.000	.35	.03625

Fourth quarter	22.750	15.813	20.188	.48	.03625

Year	$30.313	$15.813	$20.188	$1.67	$.14500

ITEM 6 SELECTED FINANCIAL DATA

REVIEW OF OPERATIONS

(In Millions, Except Per Share Data)	2000	1999	1998	1997	1996

OPERATING RESULTS

Net Sales	$1,938.0	$1,766.2	$1,718.6	$1,495.9	$1,283.9

Gross Margin(3)	732.4	687.4	656.8	550.1	447.8

Selling, General, and Administrative(3)	456.4	425.1	414.7	375.8	328.9

Design and Research Expense	41.3	38.0	33.8	29.1	27.5

Operating Income	234.7	224.3	208.3	130.7	74.9

Income (Loss) Before Income Taxes	221.8	229.9	209.5	125.9	70.1

Net Income (Loss)	139.7	141.8	128.3	74.4	45.9

Cash Flow from Operating Activities	202.1	205.6	268.7	218.2	124.5

Depreciation and Amortization	77.1	62.1	50.7	48.0	45.0

Capital Expenditures	135.7	103.4	73.6	54.5	54.4

Common Stock Repurchased plus Cash Dividends Paid	$101.6	$179.7	$215.5	$110.4	$38.1

KEY RATIOS

Sales Growth	9.7	2.8	14.9	16.5	18.5

Gross Margin(1)(3)	37.8	38.9	38.2	36.8	34.9

Selling, General, and Administrative(1)(3)	23.6	24.1	24.1	25.1	25.6

Design and Research Expense(1)	2.1	2.1	2.0	2.0	2.1

Operating Income(1)	12.1	12.7	12.1	8.7	5.8

Net Income Growth (Decline)	(1.5)	10.5	72.5	62.1	967.4

After-Tax Return on Net Sales	7.2	8.0	7.5	5.0	3.6

After-Tax Return on Average Assets	16.5	18.5	16.7	10.3	6.8

After-Tax Return on Average Equity	55.5	64.4	49.5	25.0	15.4

SHARE AND PER SHARE DATA(2)

Earnings per Share-Diluted	$1.74	$1.67	$1.39	$.77	$.46

Cash Dividends Declared per Share	.15	.15	.15	.13	.13

Book Value per Share at Year End	3.76	2.63	2.66	3.12	3.12

Market Price per Share at Year End	$29.75	$20.19	$27.69	$17.88	$7.72

Weighted Average Shares Outstanding-Diluted	80.5	84.8	92.0	96.1	100.5

FINANCIAL CONDITION

Total Assets	$941.2	$751.5	$784.3	$755.6	$694.9

Working Capital(4)	$99.1	$55.5	$77.2	$135.7	$151.8

Current Ratio	.9	1.0	1.1	1.4	1.6

Interest-Bearing Debt	$225.6	$147.6	$130.7	$127.4	$131.7

Shareholders’ Equity	294.5	209.1	231.0	287.1	308.1

Total Capital	520.1	356.7	361.7	414.5	439.8

EBITDA	$312.3	$299.3	$268.5	$182.7	$123.0

Debt-to-EBITDA Ratio	.7	.5	.5	.7	1.1

EBITDA-to-Interest Expense Ratio	23.3	41.0	32.3	20.7	15.6

(In Millions, Except Per Share Data)	1995	1994	1993	1992	1991	1990

OPERATING RESULTS

Net Sales	$1,083.1	$953.2	$855.7	$804.7	$878.7	$865.0

Gross Margin(3)	389.1	346.7	307.1	285.1	322.9	321.8

Selling, General, and Administrative(3)	314.5	254.7	238.8	237.4	241.9	218.3

Design and Research Expense	33.7	30.2	24.5	20.7	23.2	20.8

Operating Income	9.1	61.8	43.8	2.0	39.2	82.7

Income (Loss) Before Income Taxes	4.0	63.5	42.4	(1.0)	33.2	75.0

Net Income (Loss)	4.3	40.4	22.1	(14.1)	14.1	46.6

Cash Flow from Operating Activities	29.9	69.8	82.6	77.0	86.4	81.7

Depreciation and Amortization	39.7	33.2	31.6	30.5	32.8	28.0

Capital Expenditures	63.4	40.3	43.4	32.0	32.6	35.0

Common Stock Repurchased plus Cash Dividends Paid	$13.6	$38.5	$21.2	$23.6	$18.0	$14.8

KEY RATIOS

Sales Growth	13.6	11.4	6.3	(8.4)	1.6	4.3

Gross Margin(1)(3)	35.9	36.4	35.9	35.4	36.8	37.2

Selling, General, and Administrative(1)(3)	29.0	26.7	27.9	29.5	27.5	25.2

Design and Research Expense(1)	3.1	3.2	2.9	2.6	2.6	2.4

Operating Income(1)	0.8	6.5	5.1	0.2	4.5	9.6

Net Income Growth (Decline)	(89.4)	82.8	256.7	(200.0)	(69.7)	2.0

After-Tax Return on Net Sales	0.4	4.2	2.6	(1.8)	1.6	5.4

After-Tax Return on Average Assets	0.7	7.9	4.6	(2.9)	2.7	8.8

After-Tax Return on Average Equity	1.5	13.9	7.8	(4.7)	4.5	15.7

SHARE AND PER SHARE DATA(2)

Earnings per Share-Diluted	$.04	$.40	$.22	$(.14)	$.14	$.45

Cash Dividends Declared per Share	.13	.13	.13	.13	.13	.13

Book Value per Share at Year End	2.89	3.01	2.84	2.78	3.08	3.07

Market Price per Share at Year End	$5.42	$6.22	$6.41	$4.75	$5.03	$5.13

Weighted Average Shares Outstanding-Diluted	99.2	101.0	100.0	100.7	102.7	102.6

FINANCIAL CONDITION

Total Assets	$659.0	$533.7	$484.3	$471.3	$492.9	$534.0

Working Capital(4)	$133.7	$106.6	$87.8	$93.4	$135.0	$148.0

Current Ratio	1.2	1.3	1.5	1.5	2.1	2.1

Interest-Bearing Debt	$144.2	$70.0	$39.9	$54.0	$75.7	$110.0

Shareholders’ Equity	286.9	296.3	283.9	280.1	314.8	314.3

Total Capital	431.1	366.3	323.8	334.1	390.5	424.3

EBITDA	$50.1	$98.5	$76.0	$36.4	$76.2	$114.8

Debt-to-EBITDA Ratio	2.9	.7	.5	1.5	1.0	1.0

EBITDA-to-Interest Expense Ratio	7.9	54.7	38.0	5.3	7.5	9.7

(1)	Shown as a percent of net sales.

(2)	Retroactively adjusted to reflect two-for-one stock splits occurring in 1998 and 1997.

(3)	Amounts restated to reflect reclassification of certain expenses to conform to 2000 presentation.

(4)	Calculated using current assets less non-interest bearing current liabilities.

ITEM 7    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS

The issues discussed in management’s discussion and analysis should be read in conjunction with the company’s consolidated financial statements and the notes to the consolidated financial statements.

      Basis of Presentation When considering year-over-year growth statistics, it is important to keep in mind that fiscal year 2000 contained 53 weeks, compared to 52 weeks in fiscal 1999 and 1998.

FORWARD-LOOKING STATEMENTS

This discussion and analysis of financial condition and results of operations, as well as other sections of our Form 10K, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that are based on management’s beliefs, assumptions, current expectations, estimates, and projections about the office furniture industry, the economy, and about the company itself. Words such as “anticipates,” “believes,” “confident,” “estimates,” “expects,” “forecasts,” “likely,” “plans,” “projects,” “should,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Furthermore, Herman Miller, Inc., undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

OVERVIEW

We had a record-setting year at Herman Miller in a number of categories, including sales, orders, backlog, and earnings per share. While all of these critical measures improved, we did not achieve our goals for sales and net income growth. Our results were impacted by three primary factors: a general industry slowdown, manufacturing inefficiencies, and the decision to continue investing in our key strategic initiatives. The decline in industry demand, which fell short of expectations, began to affect our order entry in the third quarter of fiscal 1999 and impacted our financial results in the first half of fiscal 2000. In addition, net income growth was restricted as a result of our strategic investments. While it would have been possible to increase earnings by reducing our strategic investments, such a decision would have delayed critical development of new products and processes that will enhance the value we deliver to customers. We believe that the rapidly changing dynamics in the office furniture industry have led to a stratification of buyer attitudes we characterize as value propositions, groups of customer needs we are dedicated to serving. We also believe that creating a customer-centered business is extremely dependent upon developing customized portals and other forms of connectivity that utilize the rapidly evolving technology being deployed in the emerging business-to-business and business-to-customer paradigms.

Earnings Per Share

(In Dollars)

1996	$0.46

1997	$0.77

1998	$1.39

1999	$1.67

2000	$1.74

      To meet these challenges, companies must deploy new functionality; to be a leader, the deployment must be rapid. Over the past two years, we have made a commitment to our customers, our vendors, our business partners, and ourselves, to reinvent our industry. Completely changing how we interact with all of these groups is no small task, a fact we have recognized since we began this effort. We do believe, however, that the results will be more than worth the investment in capital, expenses, time, and even delayed earnings growth. We have already realized tangible benefits from this work, as will be evidenced throughout this discussion. Although we also faced challenges this year that were not anticipated in our initial plans, we believe we are developing holistic solutions that further enhance our value proposition approach.

      As mentioned in the Letter to Shareholders, innovation demands investment. We made substantial investments in our business during fiscal 2000. These took the form of expanded facilities and equipment, increased operating expenditures, and additional personnel. Our investments were in four primary areas: development and implementation of our customer- centered technology platform; consolidation of our Georgia, U.S. operations into a new facility; production capability enhancements; and new products. As we expected, capital expenditures increased to $135.7 million. Our operating expenses increased $34.6 million, or 7.5 percent. Our design and research expenditures increased approximately 8.7 percent. These investments are core building blocks that will enable us to implement our strategy, get connected, and change the game in the office furniture industry.

      At Herman Miller, we use Economic Value Added (EVA) to measure the value we have created for our employee-owners and shareholders. We evaluate all of our business decisions using this metric, to ensure that we are applying our resources to those opportunities that create the highest return. We also use EVA as the basis for calculating our incentive compensation. Making EVA such an important part of our overall compensation structure has driven a much higher level of business literacy throughout our workforce, providing better decision-making throughout the company.

      EVA declined by $3.2 million in fiscal 2000 for several reasons we will elaborate upon throughout this discussion. Because of this decline, incentive compensation payments were reduced substantially from last year. In essence, having a percentage of our compensation vary based on EVA simulated an across-the-board pay cut of $42.6 million. Prior to the EVA implementation, we would have been forced to undergo sizeable terminations to experience the same results. Our employees obviously suffered, but our belief in the future is so strong that continuing to invest in our strategy was the most effective way we could continue to create value. In addition to the remarkable improvement in business literacy, we have derived substantial benefits from the system as a whole. We continue to believe that EVA is the best method of rewarding our employees in a manner that is consistent with the rewards we provide to our shareholders, and market research validates this perspective.

      While EVA has not predicted short-term swings in our stock price, since its implementation, our stock price has increased 285.4 percent, while EVA grew 753.4 percent. We continue to believe that there is a strong correlation between stock price and expected EVA. Therefore, again this year, we have presented a summarized calculation of our EVA for fiscal 2000, 1999, and 1998. In addition, we have noted throughout our analysis the impact that changes in performance had on EVA.

Calculation of Economic Value Added

(In Millions)	2000	1999	1998

Operating income	$234.7	$224.3	$208.3

Interest expense on noncapitalized leases(1)	5.3	4.1	4.2

Goodwill amortization	2.9	3.0	6.2

Other	3.3	4.6	13.7

Increase (decrease) in reserves	1.1	(4.3)	1.3

Capitalized design and research	4.4	3.7	2.1

Adjusted operating profit	251.7	235.4	235.8

Cash taxes(2)	(91.7)	(83.6)	(90.7)

Net operating profit after taxes (NOPAT)	160.0	151.8	145.1

Weighted-average capital employed(3)	693.3	551.8	606.4

Weighted-average cost of capital(4)	10.4%	11.0%	11.0%

Cost of capital	72.1	60.7	66.7

Economic Value Added	$87.9	$91.1	$78.4

(1)	Imputed interest as if the total noncancelable lease payments were capitalized.

(2)	The reported current tax provision is adjusted for the statutory tax impact of interest expense.

(3)	Total assets less noninterest-bearing liabilities plus the LIFO, doubtful accounts, and notes receivable reserves, warranty reserve, amortized goodwill, deferred taxes, and capitalized design and research expense. Design and research expense is capitalized and amortized over 5 years.

(4)	Management’s estimate of the weighted average of the minimum equity and debt returns required by the providers of capital. Reevaluated every year and adjusted when necessary to reflect the current rate environment and capital structure.

      As you can see, we generated $87.9 million of EVA this year, compared to $91.1 million last year, and $78.4 million in 1998. In 2000, our EVA decreased 3.5 percent after increasing 16.2 percent in 1999.

EVA

(In Millions)

1996	$10.3

1997	$40.9

1998	$78.4

1999	$91.1

2000	$87.9

KEY DRIVERS

Net Sales   In fiscal 2000, our sales increased 9.7 percent, after increasing 2.8 percent in 1999, and 14.9 percent in 1998. Our goal continues to be 15 percent per annum sales growth; throughout this discussion, we will identify growth drivers for the upcoming year that we believe will help us approach that level.

Net Sales

(In Millions)

1996	$1,283.9

1997	$1,495.9

1998	$1,718.6

1999	$1,766.2

2000	$1,938.0

      As discussed above, demand was soft during the first half of our fiscal year. This was primarily due to concerns over a possible recession and customers postponing capital spending to address Year 2000 (Y2K). Demand improved strongly in the second half of the fiscal year for two reasons. One, corporate profits continued to be strong, which eased recession fears. Two, pent-up demand created by Y2K was released. Additionally, our international markets were positively impacted as the economic environments where we have a presence also rebounded during the year. Each of these topics is expanded upon below.

      Domestic Operations Our domestic sales grew 9.9 percent this year, after growing 3.8 percent in 1999, and 16.7 percent in 1998. Excluding acquisitions and the extra week in fiscal 2000, our domestic sales increased 3.0 percent in 2000, 2.3 percent in 1999, and 15.9 percent in 1998. In the current year, we acquired Geiger Brickel, Inc., to complement our product offerings. Our core domestic growth has been primarily driven by unit volume increases. We have not materially changed list prices in over four years. During 2000, incremental discounts given to customers reduced our net sales by approximately $16.5 million. Changes in discounts reduced net sales in 1999 by $11.0 million and were not significant in 1998.

Domestic Sales Growth

(As a Percent)
	BIFMA	Herman Miller

1996	5.1%	16.7%

1997	10.1%	19.2%

1998	11.9%	16.7%

1999	3.1%	3.8%

2000	4.4%	9.9%

      The Business and Institutional Furniture Manufacturers Association (BIFMA) reported that U.S. sales grew approximately 4.4 percent in the 12 months ended May 2000, after increasing 3.1 percent in 1999, and 11.9 percent in 1998. Given that our growth has exceeded the industry’s growth, we believe we have gained market share in each of the past five years.

      We believe demand for office furniture in the U.S. is driven by three primary factors in the macro economy: corporate profits, white-collar employment, and nonresidential fixed investments. During the last three fiscal years, each of these factors improved year-over-year. Secular trends, such as the deployment of technology into work environments and new and emerging work styles, have also positively influenced demand in recent years. Over the past year, industry growth has not correlated well with these drivers. We believe the recession fears and Y2K disruption mentioned above caused this. Also, our industry has historically lagged behind changes in the macro economy by approximately six months. This is demonstrated by BIFMA’s sales growth, which was 1.1 percent during the first half of our fiscal year, and 7.9 percent during the second half. BIFMA is currently estimating that industry shipments will increase 5 to 7 percent in calendar 2000, and 3 to 5 percent in calendar 2001.

      International Operations and Exports from the United States We are delighted with the results of our International Operations, which, for the first time ever, generated positive EVA. This is also the third consecutive year that International Operations positively impacted consolidated results with continued growth in sales, orders, and profitability.

      Net sales of International Operations and export sales from the U.S. for the year increased 8.7 percent in 2000 to $281.7 million, compared with $259.1 million last year, and $266.7 million in 1998. This year, our international sales have been positively impacted by improving economic conditions in the geographic areas where we have a significant presence, particularly the United Kingdom and Japan. As is the case domestically, the increases are primarily attributable to unit volume changes.

International Net Sales

(In Millions)

1996	$240.1

1997	$251.2

1998	$266.7

1999	$259.1

2000	$281.7

      Net income for 2000 was $11.5 million, versus $8.1 million last year and $7.6 million in 1998. All regions reported net income. These positive results are primarily attributable to increased sales growth and cost-containment efforts. The 42.0 percent increase in current year profitability was the result of creating an infrastructure with sufficient capacity to provide increased throughput without substantially increasing costs, thereby providing strong operating margins on incremental sales.

      Gross Margin Consolidated gross margin, as a percent of net sales, decreased to 37.8 percent for the year, compared to 38.9 percent in the prior year, and 38.2 percent in 1998. Certain expenses were reclassified as operating expenses to conform to industry reporting. We have restated all years presented to reflect this change.

Gross Margin
(As a Percent of Net Sales)
1996	34.9%

1997	36.8%

1998	38.2%

1999	38.9%

2000	37.8%

      Four primary factors are responsible for the decline in gross margin: deeper discounting, product mix shifts to newer products with lower margins, the ramp-up of new products, and manufacturing inefficiencies. These unfavorable factors were partially offset by an improvement in per-unit material costs and a reduction in our incentive compensation. These incentives are available to all employees and are tied to year-over-year improvement in EVA.

      As discussed above, during the first half of our fiscal year, industry demand was relatively soft. In this environment, competition was heightened, as companies were willing to accept reduced pricing to utilize excess capacity. As we moved into the second half of our fiscal year, demand strengthened and pricing stabilized; however, it stabilized at the pricing levels we experienced during the first half of the year. As was noted above, the increased discounting reduced sales and gross margin $16.5 million, which resulted in a .9 percent decrease in gross margin.

      We have invested in developing and enhancing production capabilities for several new products, most notably
Q(TM), Passage(TM), and Resolve(TM) systems. These products are currently generating lower margins than our more established product lines. We are continuing to invest in these products to improve their manufacturability. As the impact of these investments takes hold and volume increases, we expect the margins to improve.

      We have been implementing lean manufacturing techniques throughout our operations for the past several years, and have realized substantial benefits from this work. These techniques are a process of continuous improvement that focuses on the elimination of waste in all aspects of our business. To further accelerate these benefits, we are strengthening our relationship with the Toyota Supplier Support Center to develop a dedicated team whose sole function is the implementation of the Herman Miller Production System. We believe that continuation of this work will enhance our throughput and productivity, improve our cost structure, and enable us to achieve our reliability goals.

      As part of our focus on reliability, we increased our investment in working capital. Our efforts to improve our production capabilities reduced our manufacturing flow predictability for a period of time. As we worked toward reducing cycle times, the process changes we implemented caused fluctuations in production and shipping schedules. To eliminate the impact this had on customer shipments, we changed our internal scheduling to ensure that manufacturing of orders was completed to allow adequate time for staging and shipping. A result of this change is that we have significantly increased our shipment reliability, which has consistently been over 95 percent since the third quarter. While the change in internal scheduling led to a slight increase in our working capital, we believe it is the right answer for our customers. At the end of 2000, the days sales outstanding in the sum of our accounts receivable and inventory had increased to 53.6 days, compared to 52.5 days and 56.2 days at the end of 1999 and 1998, respectively. As you can see, we have maintained a large portion of the gains realized in previous years. These improvements are the result of faster cycle times, improved connectivity with our vendors, and eliminating steps in the physical distribution process. We expect that continued increases in throughput will further improve this turnover rate during fiscal 2001.

      To support our customer-focused vision, we require absolute reliability from our supply base. Our operation is very strongly aligned with our suppliers, and as we increase our customers’ expectations regarding speed and reliability, providing suppliers with accurate, real-time information becomes essential. The work to accomplish these objectives is proceeding on several fronts, with the primary focus on technologically enabling the process, which we believe is the only way to be cost competitive while attaining the new, required levels of performance.

We have developed internet-based capabilities for selected suppliers on a customized web site, allowing them to have the latest material requirements whenever they want it. During fiscal 2000, over 23 percent of our material requirements were filled utilizing this capability.

      Raw material purchases represent 64.5 percent of our cost of goods sold. By keeping our vertical integration to a strategically determined level, we are better able to increase the variability of our cost structure. We are also able to utilize the capabilities of our supply base to their fullest extent, which provides greater flexibility in selecting new materials and processes in the research, design, and development of new products. As we invest in our supplier relationships, both technologically and developmentally, our suppliers have reciprocated by partnering with us, sharing both their expertise and cost savings created. Our material cost improved by approximately $17 million in 2000 and $10 million in 1999 as a direct result.

      Over the past year, we have continued the implementation of our Enterprise Resource Planning (ERP) system in most of our U.S. operations. Our internal expertise is developed to the point that we have been able to nearly eliminate the need for external consulting resources, dramatically reducing the ongoing implementation cost. We now have six West Michigan manufacturing sites implemented on the new system with minimal, if any, disruption to the operations. We have also focused on improving our reliability and quality, while reducing lead times. We believe this focus has paid off, making us a leader in the industry and exceeding customer expectations, as our implementation has provided faster and more accurate data regarding the operations and material planning needs. Our previous estimate for the total project cost of $100 million has not changed. We expect to implement the new system at the majority of our manufacturing sites over the next 12 months.

      During fiscal 2001, we expect gross margins to remain in the range of 37.5 to 38.5 percent of net sales. Continued productivity improvements and material cost reductions will be offset, to some degree, by additional discounting and the resumption of incentive compensation payments to North American employees.

      Operating Expenses During the past two years, we invested heavily in two primary areas: technology and new products. We believe that leadership in the office furniture industry will be determined by those organizations that provide high-speed, seamless, on-demand communications throughout the value chain that begins and ends with the customer. Further, these tools must be customized into a specific business model that fits the individual customer’s needs, not be “one size fits all.” We have developed four distinct value propositions, which are tailored to types of customers, based on how they perceive value. In each of these models, customization opportunities are available to further enhance the customer’s experience. Central to all of these capabilities, however, is our understanding of customers’ expectations based on their input. It is important to note that customers have ready access to any of the tools deployed throughout the suite of competencies and methods that compose our value propositions.

      Essentially, customers can select the means by which they communicate with us, across a spectrum of interaction levels and contact points that range from placing orders through our online store at www.hermanmiller.com, utilization of a custom-designed web site, or engaging our design team to implement a fully-realized environment.

      As we stated in the overview, creating real value for customers also relies heavily on the product offering. Over the years, Herman Miller has continually led the office furniture industry in product and business design innovation. Elsewhere in this report you can see some of our major milestones. During fiscal 2000 we renewed our commitment to developing leading-edge products that, by their nature, enhance work environment productivity. This was demonstrated by the product offering displayed in our NeoCon showroom, which won the Grand Award for best showroom this year.

      The other area of incremental expenditure was design and research. Design and research costs, excluding royalty payments, were $35.1 million in 2000, compared to $33.4 million in 1999, and $29.0 million in 1998. Royalty payments made to designers of the company’s products as the products are sold are not included in research and development costs, since they are considered to be a variable cost of the product. As a percentage of net sales, research and development costs were 1.8 percent in 2000, 1.9 percent in 1999, and 1.7 percent in 1998.

As discussed earlier, new product design and development has been, and continues to be, a core value of Herman Miller. The increased expenditures are directly related to the increased number of new products introduced and currently in development. Also, several products moved from development to commercialization, driving increased marketing costs.

      The market response to our new products has been exceptional. In particular, our award-winning Resolve system has made a significant impact on customers’ perceptions about office environments and how they impact a company’s image and culture. We introduced Resolve at the industry’s annual trade show, NeoCon, in June of 1999, where it won a best-of-show gold award. During fiscal 2000, we focused on establishing production, and commercializing this product. In June of 2000, the Resolve system became available for unrestricted order entry. Although it is still quite early for Resolve, we believe that it will set a new reference point for office furniture environments in its flexibility, approach to privacy, cost, and presentation and utilization of space.

      In addition to these areas, we had incremental operating expenses from acquisitions completed during fiscal 2000, 1999, and 1998, and increases in wages and benefits for the existing work force of approximately 3 percent.

      The improvement in our operating expense ratio—to 25.7 percent in 2000 as compared to 26.2 percent in 1999—was primarily due to reduced variable incentive compensation payments, which responded to the decline in EVA. Once again, we restated all years for reclassification of certain expenses from cost of goods sold.

Operating Expenses
(As a Percent of Net Sales)
1996	27.7%

1997	27.1%

1998	26.1%

1999	26.2%

2000	25.7%

      Our long-term goal is to reduce operating expenses to 24 percent. However, we expect this ratio may increase slightly next year. As is the case in gross margin, continued improvements and leveraging of the cost structure will be offset by increases for incentive compensation payments. While we are diligently pursuing initiatives to further improve our cost structure, we will improve this ratio primarily by increasing sales at a higher rate than costs.

      Our operating expense improvement trend has slowed over the past two years. As we have discussed throughout this report, the deployment of technology has been and will continue to be a key focus for us. To support this work, we have increased the size and expertise of our information technology staff. This year, the team was focused on implementing our new ERP system and upgrading our information technology infrastructure. We expect our information technology costs to remain consistent with fiscal 2000 levels for the foreseeable future. We believe that most companies who lead their industry also lead in the deployment of technology. Our investments in both our ERP platform and customer-focused sales capabilities will continue to be primary drivers of our cost structure. This is due both to the ever-increasing importance of these investments as well as the rapidity with which they change. Historically, capital investments were amortized over an extended period of time. In the new, technology-driven business model, however, capital investments impact the income statement much more quickly, driving higher expense levels and greater needs for renewed assets.

      Operating Income The decline in gross margin was partially offset by the reduction in the operating expense ratio, resulting in a slight decline in operating margin. As a percent of sales, operating income declined to 12.1 percent in 2000 from 12.7 percent in 1999, and was consistent with the 12.1 percent in 1998.

Operating Income
(As a Percent of Net Sales)
1996	7.1%

1997	9.7%

1998	12.1%

1999	12.7%

2000	12.1%

      Other Expenses and Income Other expense was $12.9 million in fiscal 2000, while in 1999 we generated other income of $5.6 million. The change is primarily attributable to increased debt and the impact of nonproductive asset disposals. Throughout this document, we have discussed how we are investing in the business. We are also optimizing our capital structure with an appropriate mixture of debt and equity capital, by continuing our share repurchase program. To fund these and other investments, interest-bearing debt has increased, driving interest expense to $13.4 million, as compared to $7.3 million last year. At the end of fiscal 2000, interest-bearing debt was $225.6 million, an increase of $78.0 million from fiscal 1999.

      We disposed of several nonproductive assets in the current year, which generated a pre-tax loss of $5.0 million for the year. Last year’s results included gains on the sales of our sites in Grandville, Michigan, and Roswell, Georgia, as well as excess land in Chippenham, U.K. In total, these disposals contributed a net $6.9 million pre-tax gain to prior year’s results.

      Income Taxes Our effective tax rate was 37.0 percent in 2000, compared to 38.3 percent and 38.8 percent in 1999 and 1998, respectively. The lower tax rate is due to lower state taxes, international tax benefits, and other initiatives. We expect the effective tax rate for fiscal 2001 to be in the range of 36.0 to 37.0 percent.

      Liquidity and Capital Resources The table below shows certain key cash flow and capital highlights:

(Dollars in Millions)	2000	1999	1998

Cash and cash equivalents	$95.8	$80.0	$115.3
Cash from operating activities	$202.1	$205.6	$268.7
Days sales in accounts receivable and inventory	53.6	52.5	56.2
Capital expenditures	$135.7	$103.4	$73.6
Debt-to-EBITDA ratio	.7	.5	.5
EBITDA-to-interest expense ratio	23.3	41.0	32.3
EVA capital	$751.8	$577.1	$543.8
NOPAT to EVA capital	21.3%	26.3%	26.7%

      Our cash flow from operations decreased 1.7 percent in 2000, to $202.1 million, from last year’s $205.6 million. The decrease from last year was due to an increased working capital investment of $20.1 million. As noted earlier, the working capital increase was due in part to manufacturing inefficiencies. Days sales outstanding in the total of accounts receivable and inventory increased 1.1 days. During the fourth quarter, we were able to reduce the level of investment as shipment velocity, coupled with operational improvements, improved our turnover rate.

Cash Flow from Operating Activities
(In Millions)
1996	$124.5

1997	$218.2

1998	$268.7

1999	$205.6

2000	$202.1

      Fiscal 2000 capital expenditures were primarily for investments in our customer-centered selling technology platform, new facilities, construction of the new plant in Georgia, and equipment for operational enhancements to expand capacity. At the end of the fiscal year, $16.3 million of capital was committed for future expenditures.

      During 1999, we completed the sale of our manufacturing site and excess land in Roswell, Georgia, a building in Grandville, Michigan, and excess land in the United Kingdom. Total proceeds from the sale of these properties were $26.0 million. The Grandville site is no longer needed and will not be replaced. The Georgia facility was replaced by a new facility that was completed in 2000. The new facility enabled us to consolidate the operations performed at our Roswell site with operations performed at two leased locations, thus lowering our total operating costs and providing increased capacity.

      We expect capital expenditures, net of redeployments, will be between $120 million and $140 million in 2001. The largest planned expenditures will be for continued development of our e-business initiatives, and manufacturing capabilities to support product lines that will drive our growth in the upcoming year.

      In 2000, we acquired Geiger Brickel, Inc., a manufacturer of wood casegood products. Included in this purchase was a Geiger Brickel sales office in the United Kingdom. We also acquired a privately owned North American dealer as part of our service strategy. These organizations were acquired for approximately $8.7 million and 1,312,187 shares of Herman Miller stock. We expect to invest between $10 million and $20 million in acquiring additional local and regional service operations in 2001. In addition, we will continue to investigate acquisitions and alliances to fill strategically identified gaps in our product offering.

      At the end of 2000, we continued to have a high level of cash and cash equivalents. We intend to utilize our available cash to partially fund the repurchase of the company’s stock, acquisitions, and future capital expenditures.

      During the fourth quarter of fiscal 2000, we completed a $300 million shelf registration that will enable us to undertake an initial public debt offering to replace currently amortizing fixed-rate debt and existing variable-rate debt. In addition, the shelf registration provides us with flexibility as potential new financing needs arise. Our available credit, combined with our existing cash and expected cash flow, is adequate to fund our day-to-day operations, strategic investments, and share repurchases.

      In 1999, we renegotiated the covenants on existing debt and obtained a new $300 million unsecured revolving credit facility. Going forward, our capital structure will be managed based on one overriding tenet: We will maintain the financial strength and flexibility that would enable our debt to be rated investment grade, including the maintenance of a minimum EBITDA-to-interest expense ratio and a maximum debt-to-EBITDA ratio. (EBITDA stands for Earnings Before Interest Expense, Taxes, Depreciation, and Amortization.)

Common Stock Transactions
(In Millions, Except Share and Per Share Data)	2000	1999	1998

Shares acquired	3,734,623	8,379,444	5,222,361
Cost of shares acquired	$90.1	$167.5	$202.0
Cost per share acquired	$24.12	$19.99	$38.68
Shares issued	2,227,154	958,347	1,347,483
Price per share issued	$21.75	$16.18	$21.23
Cash dividends	$11.5	$12.2	$13.5
Dividends per share	$.15	$.15	$.15

      The Board of Directors first authorized the company to repurchase its common stock in 1984, and has periodically renewed its authorization. During 2000, we repurchased 3.3 million shares of our common stock for $79.7 million under the Board-approved stock repurchase program. Over the past five years, we have repurchased 29,474,478 shares of our common stock for $548.3 million, adjusted for stock splits in fiscal 1998 and 1997. This represents approximately 29.7 percent of the common shares outstanding at the end of 1995. Management and the Board of Directors believe the share 23 repurchase program is an excellent means of returning value to our shareholders and preventing dilution from employee-ownership programs. In September 1999, our Board of Directors approved an additional $50 million, and in July 2000, they approved an additional $100 million to be used for share repurchases. We currently have $127.1 million remaining on our authorization.

Total Cash Returned to Shareholders
(In Millions)
1996	$38.1

1997	$110.4

1998	$215.5

1999	$179.7

2000	$101.6

Total Return to Shareholders
(As a Percent)
	Herman Miller	S&P 500

1996	43.11%	28.55%

1997	133.33%	29.54%

1998	55.71%	30.61%

1999	(26.56%)	21.03%

2000	48.09%	10.48%

      Over the years, we have developed a variety of ways for our employees to buy and hold shares of stock in Herman Miller, Inc. In June 2000 we awarded an option to purchase 100 shares of stock to each of our non-executive, North American employees who were with the company for the entire fiscal year. The purpose of this special one-time grant is to provide our employees with a greater share of the value created by their hard work and by substantial investments we made during fiscal 2000. We have always believed that employees who are also owners are better employees and are more likely to create economic value in the business.

CONTINGENCIES

The company, for a number of years, has sold various products to the United States Government under General Services Administration (GSA) multiple award schedule contracts. The GSA is permitted to audit the company’s compliance with the GSA contracts. At any point in time, a number of GSA audits are either scheduled or in progress. Management had been notified that the GSA referred an audit of the company to the Department of Justice for consideration of a potential civil False Claims Act case. In the second quarter of fiscal 2000, the Justice Department informed the company that the audit has been returned to the GSA without the filing of a civil False Claims Act case. Management does not expect resolution of the audits to have a material adverse effect on the company’s consolidated financial statements.

      We are not aware of any other litigation or threatened litigation that would have a material impact on the company’s consolidated financial statements.

CONCLUSION

In conclusion, the office furniture industry is in a period of rapid, fundamental change, and we are determined to lead the way. As we have described our strategic intent to you throughout this document, we hope that you have a better understanding of how we are creating new value for our shareholders and employee-owners. Breaking new ground is always a higher-risk approach than following the pack, but we believe our approach safeguards the company’s existing value while it also allows us to pursue a higher return business model. While we did not achieve all of our financial objectives last year, when reflecting on the progress we made toward realizing our goals, we believe fiscal 2000 allowed us to build a winning platform for successes yet to come. We are more optimistic than ever about our future, and we believe fiscal 2001 will capitalize on the work we have started, setting new reference points for Herman Miller and the industry.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company has no material financial exposure to the various financial instrument market risks covered under this item. Foreign currency exchange rate fluctuations related to the company’s international operations did not have a material impact on the financial results of the company during fiscal 2000. The company has no material sensitivity to changes in foreign currency exchange rates. For further information, refer to the Fair Value of Financial Instruments and Financial Instruments with Off-Balance-Sheet Risk disclosures in the Notes to Consolidated Financial Statements filed as part of this report.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

QUARTERLY FINANCIAL DATA

Summary of the unaudited quarterly operating results on a consolidated basis:

June 3, 2000; May 29, 1999; May 30, 1998	First	Second	Third	Fourth
(In Millions, Except Per Share Data)	Quarter	Quarter	Quarter	Quarter

2000
Net sales	$472.8	$464.1	$478.2	$522.9

Gross margin	181.8	177.8	176.0	196.8

Net income	35.2	33.0	31.8	39.7

Earnings per share-diluted	$.43	$.41	$.40	$.50
1999
Net sales	$447.5	$464.8	$421.5	$432.4

Gross margin	174.3	181.6	159.7	171.8

Net income	34.0	38.9	29.9	39.0

Earnings per share-diluted	$.39	$.45	$.35	$.48
1998
Net sales	$401.5	$415.1	$436.7	$465.3

Gross margin	151.5	156.0	169.6	179.7

Net income	27.8	30.5	32.6	37.4

Earnings per share-diluted	$.30	$.33	$.36	$.40

CONSOLIDATED STATEMENTS OF INCOME
(In Millions, Except Per Share Data)	June 3, 2000	May 29, 1999	May 30, 1998

Net Sales	$1,938.0	$1,766.2	$1,718.6

Cost of Sales	1,205.6	1,078.8	1,061.8

Gross Margin	732.4	687.4	656.8

Operating Expenses:

Selling, General, and Administrative	456.4	425.1	414.7

Design and Research	41.3	38.0	33.8

Total Operating Expenses	497.7	463.1	448.5

Operating Income	234.7	224.3	208.3

Other Expenses (Income):

Interest Expense	13.4	7.3	8.3

Interest Income	(6.4)	(7.1)	(11.2)

Other, Net	5.9	(5.8)	1.7

Net Other Expenses (Income)	12.9	(5.6)	(1.2)

Income Before Income Taxes	221.8	229.9	209.5

Income Taxes	82.1	88.1	81.2

Net Income	$139.7	$141.8	$128.3

Earnings Per Share—Basic	$1.76	$1.69	$1.42

Earnings Per Share—Diluted	$1.74	$1.67	$1.39

The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS

June 3, 2000, and May 29, 1999 (In Millions, Except Share and Per Share Data)	2000	1999

Assets

Current Assets:

Cash and cash equivalents	$95.8	$80.0

Accounts receivable, less allowances of $17.7 in 2000, and $14.1 in 1999	227.2	192.4

Inventories	53.7	32.6

Prepaid expenses and other	48.6	45.1

Total Current Assets	425.3	350.1

Property and Equipment:

Land and improvements	28.0	25.1

Buildings and improvements	152.3	137.4

Machinery and equipment	540.1	428.9

Construction in progress	50.8	55.3

	771.2	646.7

Less: accumulated depreciation	372.5	330.0

Net Property and Equipment	398.7	316.7

Notes Receivable, less allowances of $4.2 in 2000, and $5.5 in 1999	22.6	17.4

Other Assets	94.6	67.3

Total Assets	$941.2	$751.5

Liabilities and Shareholders’ Equity

Current Liabilities:

Unfunded checks	$26.5	$22.6

Current portion of long-term debt	25.1	10.1

Notes payable	122.7	46.6

Accounts payable	114.2	82.4

Accrued liabilities	185.5	189.6

Total Current Liabilities	474.0	351.3

Long-Term Debt, less current portion above	77.8	90.9

Other Liabilities	94.9	100.2

Total Liabilities	646.7	542.4

Shareholders’ Equity:

Preferred stock, no par value (10,000,000 shares authorized, none issued)	—	—

Common stock, $.20 par value (240,000,000 shares authorized, 78,298,392 and 79,565,860 shares issued and outstanding in 2000 and 1999)	15.6	15.9

Additional paid-in capital	—	—

Retained earnings	301.5	210.1

Accumulated other comprehensive loss	(13.5)	(10.7)

Key executive stock programs	(9.1)	(6.2)

Total Shareholders’ Equity	294.5	209.1

Total Liabilities and Shareholders’ Equity	$941.2	$751.5

      The accompanying notes are an integral part of these balance sheets.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common	Additional	Retained
(In Millions, Except Share and Per Share Data)	Stock	Paid-in Capital	Earnings

Balance May 31, 1997	$9.2	—	$292.3

Net income	—	—	128.3

Current year translation adjustment	—	—	—

Total comprehensive income

Cash dividends ($.145 per share)	—	—	(13.3)

Exercise of stock options	.2	14.1	—

Employee stock purchase plan	—	3.8	—

Tax benefit relating to employee stock plans	—	10.1	—

Repurchase and retirement of 5,222,361 shares of common stock	(1.0)	(30.2)	(170.8)

Stock dividend	9.0	—	(9.0)

Directors’ fees	—	.4	—

Stock grants earned	—	—	—

Deferred compensation plan	—	1.8	—

Stock purchase assistance plan	—	—	—

Balance May 30, 1998	$17.4	$—	$227.5

Net income	—	—	141.8

Current year translation adjustment	—	—	—

Total comprehensive income

Cash dividends ($.145 per share)	—	—	(12.0)

Exercise of stock options	.1	8.7	—

Employee stock purchase plan	.1	4.3	—

Tax benefit relating to employee stock plans	—	2.0	—

Repurchase and retirement of 8,379,444 shares of common stock	(1.7)	(18.6)	(147.2)

Directors’ fees	—	.3	—

Stock grants earned	—	—	—

Stock grants issued	—	.4	—

Deferred compensation plan	—	2.9	—

Stock purchase assistance plan	—	—	—

Balance May 29, 1999	$15.9	$—	$210.1

Net income	—	—	139.7

Current year translation adjustment	—	—	—

Total comprehensive income

Cash dividends ($.145 per share)	—	—	(11.5)

Issuance of 1,312,187 shares of common stock for Geiger Brickel, Inc., acquisition	.3	32.3	—

Exercise of stock options	.1	12.4	—

Employee stock purchase plan	—	2.9	—

Tax benefit relating to employee stock plans	—	1.5	—

Repurchase and retirement of 3,734,623 shares of common stock	(.7)	(52.6)	(36.8)

Directors’ fees	—	.1	—

Stock grants earned	—	—	—

Stock grants issued	—	.2	—

Deferred compensation plan	—	3.2	—

Stock purchase assistance plan

Balance June 3, 2000	$15.6	$—	$301.5

[Additional Columns below]

	Accumulated Other	Key Executive	Total
	Comprehensive	Stock	Shareholders'
(In Millions, Except Share and Per Share Data)	Loss	Programs	Equity

Balance May 31, 1997	$(10.9)	$(3.5)	$287.1

Net income	—	—	128.3

Current year translation adjustment	1.5	—	1.5

Total comprehensive income			129.8

Cash dividends ($.145 per share)	—	—	(13.3)

Exercise of stock options	—	—	14.3

Employee stock purchase plan	—	—	3.8

Tax benefit relating to employee stock plans	—	—	10.1

Repurchase and retirement of 5,222,361 shares of common stock	—	—	(202.0)

Stock dividend	—	—	—

Directors’ fees	—	—	.4

Stock grants earned	—	.7	.7

Deferred compensation plan	—	(1.8)	—

Stock purchase assistance plan	—	.1	.1

Balance May 30, 1998	$(9.4)	$(4.5)	$231.0

Net income	—	—	141.8

Current year translation adjustment	(1.3)	—	(1.3)

Total comprehensive income			140.5

Cash dividends ($.145 per share)	—	—	(12.0)

Exercise of stock options	—	—	8.8

Employee stock purchase plan	—	—	4.4

Tax benefit relating to employee stock plans	—	—	2.0

Repurchase and retirement of 8,379,444 shares of common stock	—	—	(167.5)

Directors’ fees	—	—	.3

Stock grants earned	—	1.2	1.2

Stock grants issued	—	(.4)	—

Deferred compensation plan	—	(2.9)	—

Stock purchase assistance plan	—	.4	.4

Balance May 29, 1999	$(10.7)	$(6.2)	$209.1

Net income	—	—	139.7

Current year translation adjustment	(2.8)	—	(2.8)

Total comprehensive income			136.9

Cash dividends ($.145 per share)	—	—	(11.5)

Issuance of 1,312,187 shares of common stock for Geiger Brickel, Inc., acquisition	—	—	32.6

Exercise of stock options	—	—	12.5

Employee stock purchase plan	—	—	2.9

Tax benefit relating to employee stock plans	—	—	1.5

Repurchase and retirement of 3,734,623 shares of common stock	—	—	(90.1)

Directors’ fees	—	—	.1

Stock grants earned	—	.7	.7

Stock grants issued	—	(.3)	(.1)

Deferred compensation plan	—	(3.2)	—

Stock purchase assistance plan		(.1)	(.1)

Balance June 3, 2000	$(13.5)	$(9.1)	$294.5

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

June 3, 2000; May 29, 1999; May 30, 1998 (In Millions)	2000	1999	1998

Cash Flows from Operating Activities:

Net Income	$139.7	$141.8	$128.3

Adjustments to reconcile net income to net cash provided by operating activities	62.4	63.8	140.4

Net Cash Provided by Operating Activities	202.1	205.6	268.7

Cash Flows from Investing Activities:

Notes receivable repayments	486.7	491.0	561.9

Notes receivable issued	(490.6)	(486.5)	(544.1)

Property and equipment additions	(135.7)	(103.4)	(73.6)

Proceeds from sales of property and equipment	.4	28.9	.9

Net cash paid for acquisitions	(5.9)	(4.7)	(4.1)

Other, net	(5.8)	(15.9)	(7.1)

Net Cash Used for Investing Activities	(150.9)	(90.6)	(66.1)

Cash Flows from Financing Activities:

Short-term debt borrowings	782.3	65.6	192.8

Short-term debt repayments	(710.8)	(38.6)	(189.6)

Long-term debt repayments, net	(17.9)	(10.0)	(.2)

Dividends paid	(11.5)	(12.2)	(13.5)

Common stock issued	15.4	13.5	18.5

Common stock repurchased and retired	(90.1)	(167.5)	(202.0)

Net Cash Used for Financing Activities	(32.6)	(149.2)	(194.0)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2.8)	(1.1)	.5

Net Increase (Decrease) in Cash and Cash Equivalents	15.8	(35.3)	9.1

Cash and Cash Equivalents, Beginning of Year	80.0	115.3	106.2

Cash and Cash Equivalents, End of Year	$95.8	$80.0	$115.3

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

      Description of Business The company researches, designs, manufactures and distributes interior furnishings and provides related services that support companies all over the world. The company’s products are sold primarily to or through independent contract office furniture dealers. Accordingly, accounts and notes receivable in the accompanying balance sheets principally are amounts due from the dealers.

      Fiscal Year The company’s fiscal year ends on the Saturday closest to May 31. The year ended June 3, 2000, contained 53 weeks. The years ended May 29, 1999, and May 30, 1998, each contained 52 weeks.

      Foreign Currency Translation The functional currency for most foreign subsidiaries is the local currency. The cumulative effects of translating the balance sheet accounts from the functional currency into the United States dollar at current exchange rates and revenue and expense accounts using average exchange rates for the period are included as a separate component of shareholders’ equity. The United States dollar is used as the functional currency for subsidiaries in highly inflationary foreign economies, and the financial results are translated using a combination of current and historical exchange rates. The resulting translation adjustments are included along with gains or losses arising from remeasuring all foreign currency transactions into the appropriate currency in determining net income.

      Cash Equivalents The company invests in certain debt and equity securities as part of its cash management function. Due to the relative short-term maturities and high liquidity of these securities (consisting primarily of money market investments and time deposits), they are included in the accompanying consolidated balance sheets as cash equivalents at market value and totaled $67.5 million and $46.5 million as of June 3, 2000, and May 29, 1999, respectively. The company’s cash equivalents are considered “available for sale.” As of June 3, 2000, and May 29, 1999, the market value approximated the securities’ cost. All cash and cash equivalents are high-credit quality financial instruments, and the amount of credit exposure to any one financial institution or instrument is limited.

      Property, Equipment, and Depreciation Property and equipment are stated at cost. The cost is depreciated over the estimated useful lives of the assets, using the straight-line method. The average useful lives of the assets are 32 years for buildings and five years for all other property and equipment.

      The company capitalizes certain external and internal costs incurred in connection with the development, testing, and installation of software for internal use. Software for internal use is included in property and equipment and is depreciated over an estimated useful life of five years.

      Notes Receivable The notes receivable are primarily from certain independent contract office furniture dealers. The notes are collateralized by the assets of the dealers and bear interest based on the prevailing prime rate. Interest income relating to these notes was $1.9, $3.0, and $4.3 million in 2000, 1999, and 1998, respectively.

      Long-Lived Assets The company assesses the recoverability of its long-lived assets whenever events or circumstances such as current and projected future operating losses or changes in the business climate indicate that the carrying amount may not be recoverable. Assets are grouped and evaluated at the lowest level for which there are independent and identifiable cash flows. The company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows (undiscounted and without interest charges) expected to result from the use of the asset. If the carrying amount of the asset exceeds the expected future cash flows, the company measures and records an impairment loss for the excess of the carrying value of the asset over its fair value. The estimation of fair value is made by discounting the expected future cash flows at the rate the company uses to evaluate similar potential investments based on the best information available at that time. If the assets being tested for recoverability were acquired in a purchase business combination, the goodwill that arose in that transaction is included in the asset group’s carrying values on a pro-rata basis using the relative fair values.

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

      No significant impairments were provided for in 2000, 1999, or 1998.

      Intangible assets included in other assets consist mainly of goodwill, patents, and other acquired intangibles, and are carried at cost, less applicable amortization of $21.8 and $19.5 million in 2000 and 1999, respectively. These assets are amortized using the straight-line method over periods of five to 20 years.

      Unfunded Checks As a result of maintaining a consolidated cash management system, the company utilizes controlled disbursement bank accounts. These accounts are funded as checks are presented for payment, not when checks are issued. The resulting book overdraft position is included in current liabilities as unfunded checks.

      Self-Insurance The company is partially self-insured for general liability, workers’ compensation, and certain employee health benefits. The general and workers’ compensation liabilities are managed through a wholly owned insurance captive; the related liabilities are included in the accompanying consolidated financial statements. The company’s policy is to accrue amounts equal to the actuarially determined liabilities. The actuarial valuations are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as legal actions, medical costs, and changes in actual experience could cause these estimates to change in the near term.

      Research, Development, Advertising, and Other Related Costs Research, development, advertising materials, preproduction and start-up costs are expensed as incurred. Research and development costs consist of expenditures incurred during the course of planned search and investigation aimed at discovery of new knowledge that will be useful in developing new products or processes, or significantly enhancing existing products or production processes, and the implementation of such through design, testing of product alternatives, or construction of prototypes. Royalty payments made to designers of the company’s products as the products are sold are not included in research and development costs, as they are a variable cost based on product sales. Research and development costs, included in design and research expense in the accompanying statements of income, were $35.1, $33.4, and $29.0 million in 2000, 1999, and 1998, respectively.

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

      Earnings per Share Basic earnings per share (EPS) exclude the dilutive effect of common shares that could potentially be issued, due to the exercise of stock options, and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted-average number of shares outstanding plus all dilutive shares that could potentially be issued.

      Revenue Recognition Revenues are recorded when product is shipped and invoiced and performance of services is complete.

      Comprehensive Income The company’s comprehensive income consists of net income and foreign currency translation adjustments.

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

      New Accounting Standards In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability, measured at its fair value. The Statement requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 as amended by SFAS Nos. 137 and 138, is effective in the company’s fiscal year 2002. The company has not yet determined the timing or method of adoption of SFAS 133; however, the Statement is not expected to have a material impact on the company’s consolidated financial statements.

      Reclassifications Certain prior year information has been reclassified to conform to the current year presentation.

ACQUISITIONS AND DIVESTITURES

      During 2000, 1999, and 1998, the company made several acquisitions, all of which were recorded using the purchase method of accounting. Accordingly, the purchase price of these acquisitions has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of the acquisition. The cost of the acquisitions in excess of net identifiable assets acquired has been recorded as goodwill.

      Effective July 30, 1999, the company acquired Geiger Group, Inc. (“Geiger Brickel”), a manufacturer of high-quality wood furnishings for the contract furniture industry, including casegoods, freestanding furniture, and seating. The acquisition was completed for $5.0 million in cash and the issuance of 1,312,187 shares of Herman Miller, Inc., stock to Geiger Brickel’s shareholders. The excess of purchase price over the estimated fair market value of net assets acquired of approximately $24.8 million was recorded as goodwill and is being amortized on a straight-line basis over 20 years. Additional purchase price may be paid based on Geiger Brickel’s operating results over the three-year period ending on July 18, 2002. The operating results of Geiger Brickel have been included in the consolidated financial statements of the company since the date of acquisition. If this purchase had been effective May 31, 1998, there would have been no material effect on the company’s results of operations and financial condition for fiscal 2000 or 1999.

      During 2000, 1999 and 1998, the company purchased various privately owned North American dealers. These companies were acquired for approximately $12.5 million in cash, which resulted in approximately $6.8 million of goodwill. The results of the acquisitions were not material to the company’s consolidated operating results.

INVENTORIES
(In Millions)	2000	1999

Finished products	$20.5	$12.0

Work in process	13.2	7.4
Raw materials	20.0	13.2

	$53.7	$32.6

      Inventories are valued at the lower of cost or market and include material, labor, and overhead. The inventories of certain subsidiaries are valued using the last-in, first-out (LIFO) method. The inventories of all other subsidiaries are valued using the first-in, first-out method. Inventories valued using the LIFO method amounted to $18.0 and $18.4 million at June 3, 2000, and May 29, 1999, respectively.

      If all inventories had been valued using the first-in, first-out method, inventories would have been $12.7 and $11.8 million higher than reported at June 3, 2000, and May 29, 1999, respectively.

PREPAID EXPENSES AND OTHER
(In Millions)	2000	1999

Current deferred income taxes	$21.3	$20.9

Other	27.3	24.2

	$48.6	$45.1

ACCRUED LIABILITIES
(In Millions)	2000	1999

Compensation and employee benefits	$60.1	$75.1

Income taxes	41.7	39.5

Other	83.7	75.0

	$185.5	$189.6

OTHER LIABILITIES
(In Millions)	2000	1999

Pension benefits	$40.9	$41.9

Postretirement benefits	9.3	9.5

Other	44.7	48.8

	$94.9	$100.2

NOTES PAYABLE
(In Millions)	2000	1999

U.S. dollar currencies	$114.0	$36.0

Non-U.S. dollar currencies	8.7	10.6

	$122.7	$46.6

The following information relates to short-term borrowings in 2000:
(In Millions)	Domestic	Foreign

Weighted-average interest rate at June 3, 2000	6.9%	5.5%

Weighted-average interest rate at May 29, 1999	5.3%	3.9%

Weighted-average interest rate during 2000	6.2%	4.6%

Unused short-term credit lines	$186.0	$30.0

      The company has available an unsecured revolving credit loan that provides for $300.0 million, of which $114.0 million is outstanding in current liabilities. The loan permits borrowings in multiple currencies and matures on April 16, 2005. Outstanding borrowings bear interest, at the option of the company, at rates based on the prime rate, certificates of deposit, LIBOR, or negotiated rates.

Interest is payable periodically throughout the period a borrowing is outstanding. During 2000 and 1999, the company borrowed at the LIBOR contractual rate or other negotiated rates.

      In addition to the company’s formal short-term credit lines shown above, the company has available informal lines of credit totaling $42.2 million.

LONG-TERM DEBT

(In Millions)	2000	1999

Series A senior notes, 6.37% , due March 5, 2006	$60.0	$70.0

Series B senior notes, 6.08% , due March 5, 2001	15.0	15.0

Series C senior notes, 6.52% , due March 5, 2008	15.0	15.0

Other	12.9	1.0

	102.9	101.0

Less current portion	25.1	10.1

	$77.8	$90.9

      The company has a private placement of $100.0 million of senior notes with seven insurance companies. The Series B and C notes have interest-only payments until March 5, 2001, and March 5, 2004, respectively.

      Provisions of the senior notes and the unsecured senior revolving credit loan restrict, without prior consent, the company’s borrowings, long-term leases, and sale of certain assets. In addition, the company has agreed to maintain certain financial performance ratios, which are based on earnings before taxes, interest expense, depreciation and amortization. At June 3, 2000, the company was in compliance with all of these provisions.

      Annual maturities of long-term debt for the five years subsequent to June 3, 2000 (in millions), are as follows: 2001-$25.1; 2002-$22.7; 2003-$10.1; 2004-$13.0; 2005-$13.0; thereafter-$19.0.

      During the fourth quarter of fiscal 2000, the company completed a $300.0 million shelf registration that will enable the company to offer debt to the public from time to time, as management deems appropriate.

OPERATING LEASES
The company leases real property and equipment under agreements that expire on various dates. Certain leases contain renewal provisions and generally require the company to pay utilities, insurance, taxes, and other operating expenses.

      Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of June 3, 2000, are as follows (in millions): 2001-$23.5; 2002-$19.9; 2003-$16.3; 2004-$12.6; 2005-$8.3; thereafter-$4.6.

      Total rental expense charged to operations was $28.3, $17.6, and $20.4 million in 2000, 1999, and 1998, respectively. Substantially all such rental expense represented the minimum rental payments under operating leases.

EMPLOYEE BENEFITS PLANS
The company maintains plans which provide retirement benefits for substantially all employees.

      Pension Plans The principal domestic plan is a defined-benefit plan. Effective December 1, 1998, the defined-benefit pension plan was converted from the existing average final pay benefit calculation to a cash balance calculation. As part of the redesign, the company bought out the postretirement healthcare obligation for active employees. Benefits under this plan are based upon an employee’s years of service and earnings.

      In addition to the domestic plan and the retiree healthcare and life insurance plan, one of Herman Miller, Inc.’s wholly-owned foreign subsidiaries has a defined-benefit pension plan which is based upon an average final pay benefit calculation. The plan has not been amended and is included in the following information:

(In Millions)	Pension Benefits		Postretirement Benefits

	2000	1999	2000	1999

Change in benefit obligations

Benefit obligations at beginning of year	$217.4	$193.7	$10.8	$10.4

Service cost	10.8	11.5	—	—

Interest cost	15.8	14.3	.7	.7

Actuarial effects of plan redesign	—	—	—	.8

Actuarial (gain) loss	(2.1)	4.5	(.1)	(.2)

Benefits paid	(10.9)	(7.2)	(1.0)	(1.0)

Other	—	.6	—	.1

Benefit obligations at end of year	231.0	217.4	10.4	10.8

Change in plan assets

Fair value of plan assets at beginning of year	252.1	236.6	—	—

Actual return on plan assets	45.6	21.3	—	—

Employer contribution	1.7	1.4	1.0	1.0

Benefits paid	(10.9)	(7.2)	(1.0)	(1.0)

Fair value of plan assets at end of year	288.5	252.1	—	—

Funded status	57.5	34.7	(10.4)	(10.8)

Unrecognized transition amount	(.9)	(1.5)	—	—

Unrecognized net actuarial (gain) loss	(59.3)	(34.0)	.4	.6

Unrecognized prior service cost	(38.2)	(41.1)	.7	.7

Accrued benefit cost	$(40.9)	$(41.9)	$(9.3)	$(9.5)

Weighted average assumptions

Discount rate	7.75%	7.25%	7.75%	7.25%

Expected return on plan assets	9.00%	9.00%	N/A	N/A

Rate of compensation increase	5.00%	5.00%	N/A	N/A

      The primary reason for the increase in the unrecognized net actuarial gain in fiscal 2000 was that the actual return on plan assets significantly exceeded the expected return.

      For measurement purposes, a 10.0 percent annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2001. The rate was assumed to decrease gradually to 5.5 percent by 2010 and remain at that level thereafter.

(In Millions)		Pension Benefits		Postretirement Benefits

	2000	1999	1998	2000		1999	1998

Components of net

periodic benefit cost

Service cost	$10.8	$11.5	$11.7		$—	$—	$1.2

Interest cost	15.8	14.3	14.7		.7	.7	1.7

Expected return on plan assets	(23.1)	(20.9)	(16.9)		—	—	—

Net amortization	(3.0)	(4.2)	(.5)		.1	.1	(.1)

Net periodic benefit cost	$.5	$.7	$9.0		$.8	$.8	$2.8

      A one-percentage-point increase in assumed healthcare cost trend rates would have increased the accumulated postretirement benefit obligation at June 3, 2000 by $.6 million. A one-percentage-point decrease would have decreased the accumulated postretirement benefit obligation at June 3, 2000 by $.6 million.

      Plan assets consist primarily of listed common stocks, mutual funds, and corporate obligations. Plan assets at both June 3, 2000, and May 29, 1999, included 1,043,619 shares of Herman Miller, Inc., common stock.

      Profit Sharing and 401(k) Plan Domestically, Herman Miller, Inc., has a trusteed profit sharing plan that includes substantially all employees. These employees are eligible to begin participating at the beginning of the quarter following their date of hire. The plan provides for discretionary contributions (payable in the company’s common stock) of not more than 6.0 percent of employees’ wages based on the company’s EVA performance. The cost of the plan charged against operations was $5.6, $14.0, and $8.1 million in 2000, 1999, and 1998, respectively.

      Effective December 1, 1998, the company began to match the employees’ contributions to their 401(k) accounts. The amount matched is equal to half of the employees’ contribution up to the first 6.0 percent of the employees’ pay. The company’s contributions charged against operations were $3.2 and $2.9 million in fiscal 2000 and 1999, respectively.

COMMON STOCK AND PER SHARE INFORMATION
On January 20, 1998, the Board of Directors approved a 2-for-1 stock split, effected in the form of a 100 percent dividend, to shareholders of record on February 27, 1998, payable on March 16, 1998. The distribution increased the number of shares outstanding from 44,831,103 to 89,662,206. All share and per share information, including stock plan information, has been restated to reflect the split.

      The following table reconciles the numerators and denominators used in the calculations of basic and diluted EPS for each of the last three years:

(Dollars in Millions, Except Shares)	2000	1999	1998

Numerators:

Numerators for both basic and diluted EPS, net income	$139.7	$141.8	$128.3

Denominators:

Denominators for basic EPS,

weighted-average common shares outstanding	79,526,026	83,734,707	90,240,102

Potentially dilutive shares resulting from stock option plans	1,005,257	1,096,375	1,799,067

Denominator for diluted EPS	80,531,283	84,831,082	92,039,169

      Certain exercisable stock options were not included in the computations of diluted EPS because the option prices were greater than average quarterly market prices for the periods presented. The number of stock options outstanding at the end of each year presented which were not included in the calculation of diluted EPS and the ranges of exercise prices were: 1,368,832 at $26.75-$32.50 in 2000; and 3,346,421 at $19.88-$32.50 in 1999.

STOCK PLANS
Under the terms of the company’s 1995 Employee Stock Purchase Plan, 4.1 million shares of authorized common stock were reserved for purchase by plan participants at 85.0 percent of the market price. At June 3, 2000, 3,143,056 shares remained available for purchase through the plan, and there were 9,014 employees eligible to participate in the plan, of which 2,638, or 29.3 percent, were participants. During 2000, 1999, and 1998, employees purchased 214,307 shares for the weighted-average fair value of $20.51; 253,076 shares for the weighted average fair value of $17.37; and 107,182 shares for the weighted average fair value of $23.18, respectively.

      The company has stock option plans under which options are granted to employees and nonemployee officers and directors at a price not less than the market price of the company’s common stock on the date of grant. All options become exercisable between one year and four years from date of grant and expire 10 years from date of grant. At June 3, 2000, there were 159 employees and 11 nonemployee officers and directors eligible, all of whom were participants in the plans. At June 3, 2000, there were 4,421,189 shares available for future options.

      The company’s Long-Term Incentive Plan, along with the Nonemployee Officer and Director Stock Option Plan, authorizes reload options. Reload options provide for the purchase of shares equal to the number of shares delivered upon exercise of the original options plus the number of shares delivered to satisfy the tax liability incurred in the exercise. The reload options retain the expiration date of the original options; however, the exercise price must equal the fair market value on the date the reload options are granted.

During fiscal 2000 and 1999, 260,018 and 252,998 reload options, respectively were automatically granted.

      A summary of shares subject to options follows:

		2000	1999		1998

	Shares	Weighted-	Shares	Weighted-	Shares	Weighted-
		Average	Average			Average
	Exercise		Exercise		Exercise
		Prices		Prices		Prices

Outstanding at beginning of year:	4,899,767	$19.67	3,463,814	$14.19	4,028,196	$7.27

Granted	1,344,900	$23.98	2,174,247	$26.50	1,599,152	$22.12

Exercised	(685,983)	$16.11	(676,584)	$13.01	(2,081,834)	$6.90

Terminated	(320,180)	$25.47	(61,710)	$25.86	(81,700)	$17.60

Outstanding at end of year:	5,238,504	$20.89	4,899,767	$19.67	3,463,814	$14.19

Exercisable at end of year:	3,279,665	$19.35	2,744,960	$14.33	1,921,162	$7.58

Weighted-average fair-market
value of options granted		$8.86		$8.71		$6.54

      A summary of stock options outstanding at June 3, 2000, follows:

Range of Exercise Price	Outstanding Stock Options			Exercisable Stock Options

	Shares	Weighted-	Weighted-	Shares	Weighted-
		Average	Average		Average
		Remaining	Exercise		Exercise
		Contractual	Price		Price
		Life

$4.66-$19.88	1,797,204	5.27 years	$11.48	1,797,204	$11.48

$21.03-$25.19	1,892,294	8.56 years	$23.10	192,375	$25.00

$25.31-$32.50	1,549,006	7.50 years	$29.09	1,290,086	$29.47

Total	5,238,504	7.12 years	$20.89	3,279,665	$19.35

      The company accounts for its employee stock purchase plan and its stock option plans under APB Opinion 25; therefore, no compensation costs are recognized when employees purchase stock or when stock options are granted or exercised. If compensation costs had been computed under SFAS No. 123, “Accounting for Stock-Based Compensation,” the company’s net income and earnings per share would have been reduced by approximately $7.5 million, or $.09 per share in 2000, $12.8 million, or $.15 per share in 1999, and $7.2 million, or $.08 per share in 1998.

      For purposes of computing compensation costs of stock options granted, the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2000	1999	1998

Risk-free interest rates	5.50% -6.71%	4.39% -5.48%	5.39% -6.26%

Expected term of options	3-4 years	3-5 years	3 years

Expected volatility	46% -50%	37% -46%	34%

Dividend yield	.5%	.5%	.5%

      Black-Scholes is a widely accepted stock option pricing model; however, the ultimate value of stock options granted will be determined by the actual lives of options granted and future price levels of the company’s common stock.

KEY EXECUTIVE AND DIRECTOR STOCK PROGRAMS
Restricted Stock Grants The company grants restricted common stock to certain key employees. Shares are awarded in the name of the employee, who has all rights of a shareholder, subject to certain restrictions on transferability and a risk of forfeiture. The forfeiture provisions on the awards expire annually, over a period not to exceed six years. During fiscal 2000, 10,513 shares were granted under the company’s long-term incentive plan, 1,980 shares were forfeited, and the forfeiture provisions expired on 63,894 shares.

As of June 3, 2000, 40,644 shares remained subject to forfeiture provisions and restrictions on transferability. During fiscal 1999, 8,100 shares were granted, no shares were forfeited, and the forfeiture provisions expired on 72,174 shares. During fiscal 1998, no shares were granted or forfeited, and the forfeiture provisions expired on 52,917 shares.

      The remaining shares subject to forfeiture provisions have been recorded as unearned stock grant compensation and are included as a separate component of shareholders’ equity under the caption Key Executive Stock Programs. The unearned compensation is being charged to selling, general, and administrative expense over the five-year vesting period and was $.7, $1.2, and $.7 million in 2000, 1999, and 1998, respectively.

      Key Executive Deferred Compensation Plan The company established the Herman Miller, Inc., Key Executive Deferred Compensation Plan, which allows certain executives to defer receipt of all or a portion of their EVA cash incentive. The company may make a matching contribution of 30 percent of the executive’s contribution up to 50 percent of the deferred EVA cash incentive. The company matching contribution vests at the rate of 33 1/3 percent annually. In accordance with the terms of the plan, the executive deferral and company matching contribution have been placed in a “Rabbi” trust, which invests solely in the company’s common stock. These Rabbi trust arrangements offer the executive a degree of assurance for ultimate payment of benefits without causing constructive receipt for income tax purposes. Distributions to the executive from the Rabbi trust can only be made in the form of the company’s common stock. The assets in the Rabbi trust remain subject to the claims of creditors of the company and are not the property of the executive and are, therefore, included as a separate component of shareholders’ equity under the caption Key Executive Stock Programs.

      Key Executive Stock Purchase Assistance Plan The company adopted a key executive stock purchase assistance plan whereby the company may extend credit to officers and key executives to purchase the company’s stock through the exercise of options or on the open market. These loans are secured by the shares acquired and are repayable under full recourse promissory notes. The sale or transfer of shares is restricted for five years after the loan is fully paid. The plan provides for the key executives to earn repayment of a portion of the notes, including interest, based on meeting annual performance objectives as set forth by the Executive Compensation Committee of the Board of Directors. The notes bear interest at 7.0 percent per annum. Interest is payable annually and principal is due on various dates through September 1, 2008. As of June 3, 2000, the notes outstanding relating to the exercise of options were $.1 million and are included as a separate component of shareholders’ equity under the caption Key Executive Stock Programs. Notes outstanding related to open-market purchases were $2.6 million and are recorded in other assets. Compensation expense related to earned repayment was $.4 million in 2000, $1.7 million in 1999, and $2.5 million in 1998.

      Director Fees During fiscal 2000, the Board of Directors approved a plan that allows the Board members to elect to receive their director fees in one or more of the following forms: cash, deferred compensation in the form of shares, unrestricted company stock at the market value at the date of election, or stock options that vest in one year and expire in ten years. The stock options are granted at a price not less than the market price of the company’s common stock on the date of grant. Under the current plan, the Board members received 20,530 options and 55,070 shares through the deferred compensation program. Under the previous plan, Board members could elect to receive their director fees in the form of unrestricted company stock rather than in cash. Board members received 6,144 shares of the company’s stock in fiscal 2000 and 14,587 shares in fiscal 1999.

INCOME TAXES

Pretax income consisted of the following:

(In Millions)	2000	1999	1998

Domestic	$198.7	$206.0	$186.3

Foreign	23.1	23.9	23.2

	$221.8	$229.9	$209.5

      The provision for income taxes consisted of the following:

(In Millions)	2000	1999	1998

Current:Domestic—Federal	$67.6	$62.5	$77.2

Domestic—State	3.6	4.2	4.4

Foreign	8.9	7.9	6.2

	80.1	74.6	87.8

Deferred: Domestic—Federal	1.9	13.7	(7.0)

Domestic—State	.2	(.3)	.3

Foreign	(.1)	.1	.1

	2.0	13.5	(6.6)

Total income tax provision	$82.1	$88.1	$81.2

      The following table represents a reconciliation of income taxes at the United States statutory rate with the effective tax rate as follows:

(In Millions)	2000	1999	1998

Income taxes computed at the United

States statutory rate of 35%	$77.6	$80.5	$73.3

Increase (decrease) in taxes resulting from:

Corporate-owned life insurance	—	7.6	3.9

State taxes, net	2.5	2.5	3.1

Other	2.0	(2.5)	.9

	$82.1	$88.1	$81.2

      The tax effects and types of temporary differences that give rise to significant components of the deferred tax assets and liabilities at June 3, 2000, and May 29, 1999, are presented below:

(In Millions)	2000	1999

Deferred tax assets:

Foreign net operating loss carryforwards	$.8	$1.1

Book over tax loss on sale of fixed assets	6.1	6.8

Compensation-related accruals	11.6	16.7

Accrued pension and postretirement benefit obligations	18.6	19.1

Reserves for inventory	5.0	4.0

Reserves for uncollectible accounts and notes receivable	3.4	4.5

Other	29.2	30.7

Valuation allowance	(.8)	(1.1)

	$73.9	$81.8

Deferred tax liabilities:

Book basis in property in excess of tax basis	$(13.7)	$(19.1)

Capitalized software costs	(22.1)	(15.6)

Prepaid employee benefits	(2.9)	(3.1)

Other	(8.7)	(15.9)

	$(47.4)	$(53.7)

      The company has foreign net operating loss carryforwards, the tax benefit of which is $.8 and has unlimited expiration. For financial statement purposes, the tax benefit of the foreign net operating loss carryforward has been recognized as a deferred tax asset, subject to a valuation allowance.

      The company has not provided for United States income taxes on undistributed earnings of foreign subsidiaries totaling $60.8 million. Recording of deferred income taxes on these undistributed earnings is not required, since these earnings have been permanently reinvested. These amounts would be subject to possible U.S. taxation only if remitted as dividends. The determination of the hypothetical amount of unrecognized deferred U.S. taxes on undistributed earnings of foreign entities is not practicable.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amount of the company’s financial instruments included in current assets and current liabilities approximates their fair value due to their short-term nature. The fair value of the notes receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of June 3, 2000, and May 29, 1999, the fair value of the notes receivable approximated the carrying value. The company intends to hold these notes to maturity and has recorded allowances to reflect the terms negotiated for carrying value purposes. As of June 3, 2000, the carrying value of the company’s long-term debt including current maturities was $102.9 million with a corresponding fair market value of $99.9 million. At May 29, 1999, the carrying value approximated the fair value of the company’s long-term debt.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK
The company utilizes derivative financial instruments to manage its exposure to foreign currency volatility at the transactional level. The majority of these contracts relate to major currencies such as the Japanese yen, the Australian dollar, and the British pound. The exposure to credit risk is minimal, since the counterparties are major financial institutions. The market risk exposure is essentially limited to currency rate movements. The gains or losses arising from these financial instruments are applied to offset exchange gains or losses on related hedged exposures. Realized gains or losses in 2000, 1999, and 1998 were not material to the company’s results of operations. At June 3, 2000, and May29, 1999, the company had no outstanding derivative financial instruments.

SUPPLEMENTAL DISCLOSUTES OF CASH FLOW INFORMATION
The following table presents the adjustments to reconcile net income to net cash provided by operating activities:

(In Millions)	2000	1999	1998

Depreciation and amortization	$77.1	$62.1	$50.8

Provision for losses on accounts and notes receivable	3.2	4.4	5.2

Loss (gain) on sales of property and equipment	5.0	(6.9)	2.2

Deferred taxes	2.0	13.5	(6.5)

Other liabilities	(5.7)	4.5	2.8

Stock grants earned	.7	1.2	.7

Changes in current assets and liabilities:

Decrease (increase) in assets:

Accounts receivable	(24.6)	5.4	(12.7)

Inventories	(14.8)	15.2	5.2

Prepaid expenses and other	(2.3)	(6.5)	3.7

Increase (decrease) in liabilities:

Accounts payable	25.4	(11.7)	13.7

Accrued liabilities	(3.6)	(17.4)	75.3

Total changes in current assets and liabilities	(19.9)	(15.0)	85.2

Total adjustments	$62.4	$63.8	$140.4

      Cash payments for interest and income taxes were as follows:

(In Millions)	2000	1999	1998

Interest paid	$12.0	$8.1	$7.7

Income taxes paid	$75.8	$78.7	$66.0

CONTINGENCIES
The company, for a number of years, has sold various products to the United States Government under General Services Administration (GSA) multiple award schedule contracts. The GSA is permitted to audit the company’s compliance with the GSA contracts. At any point in time, a number of GSA audits are either scheduled or in progress. Management had been notified that the GSA referred an audit of the company to the Department of Justice for consideration of a potential civil False Claims Act case. In the second quarter of fiscal 2000, the Justice Department informed the Company that the audit had been returned to the GSA without the filing of a civil False Claims Act. Management does not expect resolution of the audits to have a material adverse effect on the company’s consolidated financial statements.

      The company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the company’s consolidated financial statements.

OPERATING SEGMENTS
The company adopted Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” effective with its 1999 fiscal year beginning May 31, 1998. All prior period information has been restated to conform to this statement.

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

      Sales to customers are attributed to the geographic areas based on the location of the customer. Long-lived assets consist of property and equipment. Geographic information is as follows:

(In Millions)	2000	1999	1998

Net sales:

United States	$1,656.3	$1,507.1	$1,451.9

International	281.7	259.1	266.7

	$1,938.0	$1,766.2	$1,718.6

Long-lived assets:

United States	$386.9	$305.4	$278.2

International	11.8	11.3	12.5

	$398.7	$316.7	$290.7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Herman Miller, Inc.:

We have audited the accompanying consolidated balance sheets of Herman Miller, Inc., (a Michigan corporation) and subsidiaries as of June 3, 2000, and May 29, 1999, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended June 3, 2000. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Herman Miller, Inc., and subsidiaries as of June 3, 2000, and May 29, 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 3, 2000, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Grand Rapids, Michigan

June 27, 2000

MANAGEMENT’S REPORT ON FINANCIAL STATEMENTS

The consolidated financial statements of Herman Miller, Inc., and subsidiaries were prepared by, and are the responsibility of, management. The statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances and include amounts that are based on management’s best estimates and judgments.

      The company maintains systems of internal accounting controls designed to provide reasonable assurance that all transactions are properly recorded in the company’s books and records, that policies and procedures are adhered to, and that assets are protected from unauthorized use. The systems of internal accounting controls are supported by written policies and guidelines and are complemented by a staff of internal auditors and by the selection, training, and development of professional financial managers.

      The consolidated financial statements have been audited by the independent public accounting firm Arthur Andersen LLP, whose appointment is ratified annually by shareholders at the annual shareholders’ meeting. The independent public accountants conduct a review of internal accounting controls to the extent required by generally accepted auditing standards and perform such tests and related procedures as they deem necessary to arrive at an opinion on the fairness of the financial statements.

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

Elizabeth A. Nickels, Chief Financial Officer

June 27, 2000

ITEM  9 DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No changes in, or disagreements with, accountants referenced in Item 304 of Regulation S-K occurred during the 24-month period ended June 3, 2000.

PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of Registrant Information relating to directors and director nominees of the registrant is contained under the caption “Director and Executive Officer Information,” in the company’s definitive Proxy Statement, dated August 24, 2000, relating to the company’s 2000 Annual Meeting of Shareholders and the information within that section is incorporated by reference. Information relating to Executive Officers of the company is included in Part I hereof entitled “Executive Officers of the Registrant.”

      There are no family relationships between or among the above-named executive officers. There are no arrangements or understandings between any of the above-named officers pursuant to which any of them was named an officer.

ITEM 11 EXECUTIVE COMPENSATION

Information relating to management remuneration is contained under the tables and discussions on pages 11-16 in the company’s definitive Proxy Statement, dated August 24, 2000, relating to the company’s 2000 Annual Meeting of Shareholders, and the information within those sections is incorporated by reference.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The sections entitled “Voting Securities and Principal Shareholders” and “Director and Executive Officer Information” in the definitive Proxy Statement, dated August 24, 2000, relating to the company’s 2000 Annual Meeting of Shareholders and the information within those sections is incorporated by reference.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions contained under the captions “Director and Executive Officer Information” and “Compensation of Board Members and Non-Employee Officers” in the definitive Proxy Statement, dated August 24, 2000, relating to the company’s 2000 Annual Meeting of Shareholders is incorporated by reference.

PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

The following consolidated financial statements of the company are included in this Form 10-K on the pages noted:

20	Consolidated Statements of Income

21	Consolidated Balance Sheets

22	Consolidated Statements of Shareholders’ Equity

23	Consolidated Statements of Cash Flows

24	Notes to Consolidated Financial Statements

36	Report of Independent Public Accountants

37	Management’s Report on Financial Statements

(a) 2. Financial Statement Schedule

The following financial statement schedule and related Report of Independent Public Accountants on the Financial Statement Schedule are included in this Form 10-K on the pages noted:

41	Report of Independent Public Accountants on Financial Statement Schedule

43	Schedule II-Valuation and Qualifying Accounts and Reserves for the Years Ended June 3, 2000; May 29, 1999; and May 30, 1998

      All other schedules required by Form 10-K Annual Report have been omitted because they were inapplicable, included in the notes to consolidated financial statements, or otherwise not required under instructions contained in Regulation S-X.

(a) 3. Exhibits

Reference is made to the Exhibit Index which is included in this Form 10-K Annual Report.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of the year ended June 3, 2000.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors of Herman Miller, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Herman Miller, Inc., and subsidiaries included in this Form 10-K, and have issued our report thereon dated June 27, 2000. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed at Item 14(a)2 above is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP
  Grand Rapids, Michigan

      June 27, 2000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act Of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERMAN MILLER, INC.

/s/ Michael A. Volkema By Michael A. Volkema (President and Chief Executive Officer)	and	/s/	Elizabeth A. Nickels Elizabeth A. Nickels (Chief Financial Officer)

Date: August 21, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on August 21, 2000, by the following persons on behalf of the Registrant in the capacities indicated. Each Director of the Registrant, whose signature appears below, hereby appoints Michael A. Volkema as his attorney-in-fact, to sign in his name and on his behalf, as a Director of the Registrant, and to file with the Commission any and all amendments to this Report on Form 10-K.

/s/ David L. Nelson David L. Nelson (Chairman of the Board)	/s/ Michael A. Volkema Michael A. Volkema (President, Chief Executive Officer and Director)

/s/ Richard H. Ruch Richard H. Ruch (Director)	/s/ E. David Crockett E. David Crockett (Director)

/s/ Dorothy A. Terrell Dorothy A. Terrell (Director)	/s/ Lord Griffiths of Fforestfach Lord Griffiths of Fforestfach (Director)

/s/ J. Harold Chandler J. Harold Chandler (Director)	/s/ C. William Pollard C. William Pollard (Director)

/s/ Mary Vermeer Andringa Mary Vermeer Andringa (Director)	/s/ Ruth A. Reister Ruth A. Reister (Director)

/s/ Thomas C. Pratt Thomas C. Pratt (Director)

HERMAN MILLER, INC., AND SUBSIDIARIES

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B			Column C			Column D	Column E

Description (In Millions)	Balance at	Additions	Acquired	Increased	Uncollectible	Deducted	Losses	Balance at
	beginning	charged to	reserves	net	accounts	from	utilized(2)	end of
	of period	costs and		operating	written	costs and		period
		expenses		losses	off net(1)	expenses

Year ended June 3, 2000:

Allowance for possible losses on accounts receivable	$14.1	$3.2	$.7	$—	$3	$—	$—	$17.7

Allowance for possible losses on notes receivable	$5.5	$—	$—	$—	$—	$1.3	$—	$4.2

Valuation allowance for deferred tax asset	$1.1	$—	$—	$—	$—	$—	$.3	$.8
Year ended May 29, 1999:

Allowance for possible losses on accounts receivable	$13.8	$3.2	$—	$—	$2.9	$—	$—	$14.1

Allowance for possible losses on notes receivable	$8.5	$1.2	$—	$—	$4.2	$—	$—	$5.5

Valuation allowance for deferred tax asset	$8.1	$—	$—	$.2	$—	$—	$7.2	$1.1

Year ended May 30,1998:

Allowance for possible losses on accounts receivable	$12.9	$4.6	$—	$—	$3.7	$—	$—	$13.8

Allowance for possible losses on notes receivable	$8.5	$2.9	$—	$—	$2.9	$—	$—	$8.5

Valuation allowance for deferred tax asset	$10.8	$—	$—	$.4	$—	$—	$3.1	$8.1

(1)	Includes effects of foreign currency translation.

(2)	Includes utilization of capital and net operating losses. In 1999, this includes write-off of net operating loss carryforwards that cannot be utilized.

HERMAN MILLER, INC., AND SUBSIDIARIES

EXHIBIT INDEX

(3) Articles of Incorporation and Bylaws

(a)	Articles of Incorporation are incorporated by reference to Exhibit 3(a) and 3(b) of the Registrant’s 1986 Form 10-K Annual Report.

(b)	Certificate of Amendment to the Articles of Incorporation, dated October 15, 1987, are incorporated by reference to Exhibit 3(b) of the Registrant’s 1988 Form 10-K Annual Report.

(c)	Certificate of Amendment to the Articles of Incorporation, dated May 10, 1988, are incorporated by reference to Exhibit 3(c) of the Registrant’s 1988 Form 10-K Annual Report.

(d)	Amended and Restated Bylaws, dated January 6, 1997, are incorporated by reference to Exhibit 3(d) of the Registrant’s 1997 Form 10-K Annual Report.

(4) Instruments Defining the Rights of Security Holders

(a)	Specimen copy of Herman Miller, Inc., common stock is incorporated by reference to Exhibit 4(a) of Registrant’s 1981 Form 10-K Annual Report.

(b)	Note Purchase Agreement dated March 1, 1996, is incorporated by reference to Exhibit 4(b) of the Registrant’s 1996 Form 10-K Annual Report.

(c)	First Amendment to the Note Purchase Agreement dated February 11, 1999, is incorporated by reference to Exhibit 4(c) of the Registrant’s 1999 Form 10-K Annual Report.

(d)	Other instruments which define the rights of holders of long-term debt individually represent debt of less than 10% of total assets. In accordance with item 601(b)(4)(iii)(A) of regulation S-K, the Registrant agrees to furnish to the Commission copies of such agreements upon request.

(e)	Dividend Reinvestment Plan for Shareholders of Herman Miller, Inc., dated January 6, 1997, is incorporated by reference to Exhibit 4(d) of the Registrant’s 1997 Form 10-K Annual Report.

(10) Material Contracts

(a)	Officers’ Supplemental Retirement Income Plan is incorporated by reference to Exhibit 10(f) of the Registrant’s 1986 Form 10-K Annual Report. *

(b)	Officers’ Salary Continuation Plan is incorporated by reference to Exhibit 10(g) of the Registrant’s 1982 Form 10-K Annual Report. *

(c)	Herman Miller, Inc., Plan for Severance Compensation after Hostile Takeover is incorporated by reference to Exhibit 10(f) of the Registrant’s 1986 Form l0-K Annual Report. *

(d)	Amended Herman Miller, Inc., Plan for Severance Compensation after Hostile Takeover, dated January 17, 1990, is incorporated by reference to Exhibit 10(n) of the Registrant’s 1990 Form 10-K Annual Report. *

(e)	Herman Miller, Inc., 1994 Key Executive Stock Purchase Assistant Plan, dated October 6, 1994, is incorporated by reference to Appendix C of the Registrant’s 1994 Proxy Statement. *

(f)	First Amendment to the Herman Miller, Inc., 1994 Key Executive Stock Purchase Assistant Plan, dated April 28, 1998, is incorporated by reference to Exhibit 10(g) of the Registrant’s 1998 Form l0-K Annual Report. *

(g)	Incentive Share Grant Agreement, dated October 4, 1995, between the company and Michael A. Volkema is incorporated by reference to Exhibit 10(g) of the Registrant’s 1996 Form 10-K Annual Report. *

(h)	Incentive Share Grant Agreement, dated May 15, 1996, between the company and Michael A. Volkema is incorporated by reference to Exhibit 10(h) of the Registrant’s 1996 Form 10-K Annual Report. *

(i)	Herman Miller, Inc., Long-Term Incentive Plan, dated October 6, 1994, is incorporated by reference to Exhibit 4 of the Registrant’s May 22, 1996, Form S-8 Registration NO. 33-04369.*

(j)	Herman Miller, Inc., 1994 Nonemployee Officer and Director Stock Option Plan, dated October 6, 1994, is incorporated by reference to Exhibit 4 of the Registrant’s May 22, 1996, Form S-8 Registration NO. 33-04367.*

(k)	First Amendment to Herman Miller, Inc., 1994 Nonemployee Officer and Director Stock Option Plan, dated January 7, 1997, is incorporated by reference to Exhibit 10(m) of the Registrant’s 1998 Form 10-K Annual Report.*

(l)	Herman Miller, Inc., Key Executive Deferred Compensation Plan and form of Deferred Compensation Agreement, dated February 28, 1997, is incorporated by reference to Exhibit 10(l) of the Registrant’s 1997 Form 10-K Annual Report.

(m)	First Amendment to the Herman Miller, Inc., Key Executive Deferred Compensation Plan, dated January 20, 1998, is incorporated by reference to Exhibit 10(o) of the Registrant’s 1998 Form 10-K Annual Report.

(n)	Herman Miller, Inc., Incentive Cash Bonus Plan, dated September 29, 1998, is incorporated by reference to Appendix A of the Registrant’s 1998 Proxy Statement.*

(o)	Credit Agreement dated April 16, 1999, is incorporated by reference to Exhibit 10(o) of the Registrant’s 1999 Form 10-K Annual Report.

(21) Subsidiaries.

(23) Consent of Independent Public Accountants

(27) Financial Data Schedule (exhibit available upon request)

*	denotes compensatory plan or arrangement.