Form 10-Q
period 2000-09-02
MILLER HERMAN INC
filed 2000-10-12
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 2, 2000		Commission File No. 0-5813

HERMAN MILLER, INC.

A Michigan Corporation		ID No. 38-0837640

855 East Main Avenue, Zeeland, MI 49464-0302		Phone (616) 654 3000

Herman Miller, Inc.

(1)	has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months

Yes [X] No [_]

(2)	has been subject to such filing requirements for the past 90 days.

Yes [X] No [_]

Common Stock Outstanding at October 3, 2000-76,814,637 shares.

HERMAN MILLER, INC.CONDENSED CONSOLIDATED BALANCE SHEETS (Dollars in Millions)
HERMAN MILLER, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Dollars in Millions, Except Per Share Data) (Unaudited)
HERMAN MILLER, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in Millions) (Unaudited)
HERMAN MILLER, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HERMAN MILLER, INC. PART II-OTHER INFORMATION
Item 1: Legal Proceedings
Item 4: Submission of Matters to a Vote of Security Holders
Item 6: Exhibits and Reports on Form 8-K
SIGNATURES
Financial Data Schedule

HERMAN MILLER, INC. FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 2, 2000
INDEX

		Page No.

Part I-Financial Information

Item 1	Condensed Consolidated Balance Sheets-

	September 2, 2000, and June 3, 2000	3

	Condensed Consolidated Statements of Income-

	Three Months Ended September 2, 2000, and September 4, 1999	4

	Condensed Consolidated Statements of Cash Flows-

	Three Months Ended September 2, 2000, and September 4, 1999	5

	Notes to Condensed Consolidated Financial Statements	6-8

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-14

Item 3	Quantitative and Qualitative Disclosures	15

	About Market Risk

Part II-Other Information

Item 1	Legal Proceedings	16

Item 2	Changes in Securities and Use of Proceeds-None

Item 3	Defaults Upon Senior Securities-None

Item 4	Submission of Matters to a Vote of Security Holders	16

Item 5	Other Items-None

Item 6	Exhibits and Reports on Form 8-K	17

Signatures		18

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	Sept. 2,	June 3,
	2000	2000

	(Unaudited)	(Audited)

ASSETS

Current Assets:

Cash and cash equivalents	$75.3	$95.8

Accounts receivable, net	216.2	227.2

Inventories-

Finished goods	25.0	20.5

Work in process	20.3	13.2

Raw materials	21.6	20.0

Total inventories	66.9	53.7

Prepaid expenses and other	52.1	48.6

Total current assets	410.5	425.3

Property and Equipment, at cost:	792.3	771.2

Less — accumulated depreciation	393.8	372.5

Net property and equipment	398.5	398.7

Other Assets:

Notes receivable, net	26.7	22.6

Other noncurrent assets	93.3	94.6

	120.0	117.2

Total assets	$929.0	$941.2

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Sept, 2,	June 3,
	2000	2000

	(Unaudited)	(Audited)

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities:

Unfunded checks	$20.9	$26.5

Current portion of long-term debt	25.1	25.1

Notes payable	132.6	122.7

Accounts payable	105.8	114.2

Accrued liabilities	183.9	185.5

Total current liabilities	468.3	474.0

Long-Term Debt, less current portion	77.8	77.8

Other Liabilities	94.6	94.9

Shareholders' Equity:

Common stock $.20 par value	15.4	15.6

Retained earnings	299.3	301.5

Accumulated other comprehensive loss	(14.6)	(13.5)

Key executive stock programs	(11.8)	(9.1)

Total shareholders' equity	288.3	294.5

Total liabilities and shareholders' equity	$929.0	$941.2

See accompanying notes to condensed consolidated financial statements.

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended

	Sept. 2,	Sept. 4,
	2000	1999

Net Sales	$526.5	$472.8

Cost of Sales	329.6	291.0

Gross Margin	196.9	181.8

Operating Expenses	139.5	124.8

Operating Income	57.4	57.0

Other Expenses (Income)

Interest Expense	3.6	2.4

Other Expense (Income), Net	(2.4)	(1.3)

	1.2	1.1

Income Before Income Taxes	56.2	55.9

Income Taxes	20.2	20.7

Net Income	$36.0	$35.2

Earnings Per Share-Basic	$.46	$.44

Earnings Per Share-Diluted	$.46	$.43

Dividends Per Share	$.03625	$.03625

See accompanying notes to condensed consolidated financial statements.

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)
(Unaudited)

	Three Months Ended

	Sept. 2,	Sept. 4,
	2000	1999

Cash Flows from Operating Activities:

Net income	$36.0	$35.2

Depreciation and amortization	23.6	19.2

Changes in current assets and liabilities	(21.2)	(29.8)

Other, net	(.3)	.1

Net Cash Provided by Operating Activities	38.1	24.7

Cash Flows from Investing Activities:

Notes receivable repayments (issued), net	(3.5)	.7

Capital expenditures	(22.7)	(23.2)

Net cash paid for acquisitions	—	(2.2)

Other, net	.1	(.4)

Net Cash Used for Investing Activities	(26.1)	(25.1)

Cash Flows from Financing Activities:

Net short-term debt borrowings	10.2	15.5

Net long-term debt repayments	—	(2.0)

Dividends paid	(2.8)	(2.9)

Common stock issued	3.5	1.6

Common stock repurchased and retired	(42.0)	(12.9)

Net Cash Used for Financing Activities	(31.1)	(.7)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1.4)	(.6)

Net Decrease in Cash and Cash Equivalents	(20.5)	(1.7)

Cash and Cash Equivalents, Beginning of Period	95.8	80.0

Cash And Cash Equivalents, End of Period	$75.3	$78.3

See accompanying notes to condensed consolidated financial statements.

HERMAN MILLER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION
The condensed consolidated financial statements have been prepared by the company, without audit, in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Management believes that the disclosures made in this document are adequate to make the information presented not misleading. Operating results for the three-month period ended September 2, 2000, are not necessarily indicative of the results that may be expected for the year ending June 2, 2001. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the year ended June 3, 2000.

Certain prior year information has been reclassified to conform to the current year presentation.

FISCAL YEAR
The company’s fiscal year ends on the Saturday closest to May 31. The year ending June 2, 2001, will contain 52 weeks while the fiscal year ended June 3, 2000, contained 53 weeks. The three-month period ended September 2, 2000, contained 13 weeks while the three month period ended September 4, 1999 contained 14 weeks.

COMPREHENSIVE INCOME
Comprehensive income consists of net income and foreign currency translation adjustments. Comprehensive income was approximately $34.9 million and $35.1 million for the three months ended September 2, 2000, and September 4, 1999, respectively.

EARNINGS PER SHARE
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS):

	Three Months Ended

	Sept. 2,	Sept. 4,
	2000	1999

Numerators:
Numerator for both basic and diluted EPS, net income (in millions)	$36.0	$35.2

Denominators:
Denominator for basic EPS, weighted-average common shares outstanding	77,688,320	80,293,131

Potentially dilutive shares resulting from stock option plans	1,219,929	1,248,630

Denominator for diluted EPS	78,908,249	81,541,761

Certain exercisable stock options were not included in the computation of diluted EPS because the option prices were greater than the average quarterly market prices for the periods presented. The number of stock options outstanding at the end of each quarter presented which were not included in the calculation of diluted EPS and the ranges of exercise prices were: 109,286 at $31.00–$32.50 for the three months ended September 2, 2000 and 1,831,902 at $24.44–$32.50 for the three months ended September 4, 1999.

SUPPLEMENTAL CASH FLOW INFORMATION
Cash and cash equivalents include all highly liquid debt and equity securities purchased as part of the company’s cash management function. Due to the short maturities of these items, the carrying amount approximates fair value.

Cash payments for income taxes and interest (in millions) were as follows:

	Three Months Ended

	Sept. 2,	Sept. 4,
	2000	1999

Income taxes paid	$7.0	$2.0

Interest paid	$2.3	$.7

OPERATING SEGMENTS
In accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” management evaluates the company as one operating segment in the office furniture industry. The company is engaged worldwide in the design, manufacture, and sale of office furniture systems, products, and related services through its wholly owned subsidiaries. Throughout the world the product offerings, the production processes, the methods of distribution, and the customers serviced are consistent. The product lines consist primarily of office furniture systems, seating, storage solutions, freestanding furniture, and casegoods. The accounting policies of the operating segment are the same as those described in the summary of significant accounting policies in the company’s 10-K report for the year ended June 3, 2000.

NEW ACCOUNTING STANDARDS
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability, measured at its fair value. The Statement requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133, as amended by SFAS Nos. 137 and 138, is effective for the company’s fiscal year 2002. The company has not yet determined the method of adoption of SFAS 133; however, the Statement is not expected to have a material impact on the company’s consolidated financial statements.

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

REPORT OF MANAGEMENT
In the opinion of management, the accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of the company as of September 2, 2000, and the results of its operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that have affected the company’s financial condition and earnings during the periods included in the accompanying condensed consolidated financial statements.

A.     Financial Summary

A summary of the period-to-period changes is shown below. All amounts are increases unless bracketed, which are decreases. Dollar amounts are shown in millions.

	Three Months ended September 2, 2000 as compared to the Three Months ended September 4, 1999
	$	%

Net Sales	$53.7	11.4%

Cost of Sales	38.6	13.3

Operating Expenses	14.7	11.8

Interest Expense	1.2	50.0

Other Expense (Income), Net*	1.1	84.6

Income Before Income Taxes	.3	.5

Provision for Income Taxes	(.5)	(2.4)

Net Income	$.8	2.3%

*Represents an increase in other income.

B.	Results of Operations

First Quarter FY 2001 versus First Quarter FY 2000

When comparing the results between years, it is important to note the first three months of fiscal 2001 contained 13 weeks as compared to 14 weeks in the first three months of fiscal 2000.

Sales, orders, and backlog were the highest level ever recorded for any quarter in the company’s 77-year history.

Net sales increased $53.7 million, or 11.4 percent, to $526.5 million for the three months ended September 2, 2000. Excluding the impact of the extra week in fiscal 2000, net sales increased 19.9 percent.

New orders for the first quarter increased 19.3 percent to $602.7 million compared to the same period last year. Exclusive of the extra week in the first quarter of fiscal 2000, the increase in orders for the quarter was 28.5 percent.

The significant increase in sales and orders for the quarter as compared to last year was due to three primary factors. First, the demand for office furniture continued to be strong with industry shipments up approximately 10 percent for the calendar 2000 period ended July as reported by the Business and Institutional Furniture Manufacturers Association (BIFMA). Second, our newer products, including Aeron®, Resolve™, Q™ System, and Passage™, as well as a variety of product enhancements, are being positively accepted in the market place. Third, our industry-leading, customer-centered technology has continued to build our customer base as we have improved the furniture purchasing process. This technology includes a suite of tools which enables our customers to determine which products they need and seamlessly place their orders with us on-line.

The backlog of unfilled orders at September 2, 2000, increased 26.9 percent to $359.9 million, from the $283.7 million reported at June 3, 2000. Based on the strength of the backlog and continuing improvements in activity levels, revenue growth for the year is expected to be in the low double digits.

Domestic Operations
Domestic sales for the first quarter increased 11.6 percent compared to the same period last year. Net of the extra week, domestic sales for the quarter rose 20.2 percent compared to last year.

Domestic orders for the first quarter were 17.3 percent higher than the same period last year. Net of the extra week last year, orders for the first quarter increased 26.3 percent compared to last year.

BIFMA has estimated U.S. shipments increased approximately 9.5 percent for the two-month period ended July 2000. Orders increased approximately 7.7 percent for the same period. BIFMA recently upgraded their forecast for industry growth to 9.0 percent in calendar 2000 and 5.0 percent in calendar 2001.

International Operations
Net sales of international operations and export sales from the United States increased 9.8 percent for the quarter. Net of the extra week last year, net sales increased 18.3 percent compared to the same period last year. The growth was most significant in Asia Pacific, with Canada and Europe also reporting growth.

Orders for the first quarter of fiscal 2001 were up 31.2 percent compared to last year. Excluding the extra week, orders increased 41.3 percent for the quarter. We had double-digit order growth in all regions except Latin America.

At the end of the quarter, the Euro and Pound Sterling weakened against other European currencies and the US dollar. This created some downward pressure on the operating margins in Europe. Despite this, our total international business was profitable for the fourteenth consecutive quarter.

Gross Margin
Gross margin, as a percent of sales, for the quarter was 37.4 percent compared to 37.6 percent in the fourth quarter of fiscal 2000, and 38.5 percent for the first quarter of last year. For the first time in over a year, we paid bonuses to our North American employees, which impacted margin by 0.3 percent for the quarter.

Compared to last year’s first quarter, gross margin as a percent of net sales has declined 1.1 percent. This decline is due to several factors:

First, we continued to work through some production capacity and operational efficiency issues. We expect this work to continue through the second quarter of fiscal 2001. The progress in this area, however, is evidenced by our ability to respond with record volume this quarter while maintaining our reliability.

Second, we experienced a delay in project completion at some of our owned dealers that resulted in a buildup of inventory since the prior year-end. The delay in project completion impacts our bottom line as we have incurred substantially all of the costs of production and installation, but cannot recognize the revenue until the projects are complete.

Third, we continue to see strong demand for our newer products including Resolve, other systems products and enhancements, and freestanding products. In the early years, these new products typically carry lower margins. However, we are beginning to see improvements in margin on these product lines, as we leverage higher volumes and make operational improvements.

Fourth, we had one more week in fiscal 2000 over which to leverage the fixed cost base.

Fifth, as previously mentioned, the margin levels of our European subsidiaries have been impacted by the weakening of the Euro and Pound Sterling during the quarter.

Finally, although the pricing environment is relatively stable, when we compare the first quarter of fiscal 2001 to the fourth quarter of fiscal 2000, discounting drove a decline in the gross margin of 0.5 percent when compared to the same period last year.

These unfavorable factors were partially offset by improvements in certain material costs due to cost-savings initiatives, and a reduction of temporary labor at some of our locations where we had previously added headcount to maintain reliability.

For fiscal 2001, we expect gross margins to be in the range of 37.5 percent to 38.5 percent. A critical aspect of improving our margin levels is our continued focus on improving our shipment reliability, enhancing our throughput via increased productivity, and leveraging our fixed cost base.

Operating Expenses
Operating expenses, as a percent of net sales, were 26.5 percent for the quarter. This compares with 26.4 percent for the first quarter of last year. As we have previously committed, we are continuing to invest in our strategic initiatives. We believe these investments are critical to ensuring the company’s ability to create strong incremental value to its investors and employees. Operating expenses have increased $14.7 million compared to last year. The largest components of the dollar increase are in the areas of new product development, including product marketing, and technology.

The cost to create new connectivity with our customers and develop and market the broad array of new products has driven incremental costs, and will continue to do so for the remainder of this fiscal year. We have previously explained that we are dealing with a new dynamic in the area of technology investments. Previously, we invested our dollars mainly in the area of hard assets like property, plant, and equipment, with long lives and depreciation expenses incurred over many years. Today, many of the dollars we spend in the technology arena are expensed and impact the current income statement instead of the balance sheet. In addition, those expenditures that are capitalized have an average life of three to four years. Thus, our depreciation expense gets larger each year as these assets move off the balance sheet much more quickly than a building or a piece of equipment.

We are committed to continue to lead the industry in the use of technology, and we will make the investments required to sustain our leadership. While this may result in higher operating expenses in the near term, we believe this is critical to our long-term success.

As is the case in cost of goods sold, operating expenses increased slightly due to our North American employees having earned an incentive compensation bonus, which did not occur in fiscal 2000. The incremental operating expenses represented approximately 0.3 percent of sales.

We expect operating expenses for the fiscal year to be in the range of 25.5 percent to 26.5 percent. This is due to our on-going strategic investments. We also expect this year’s performance to generate incremental EVA that will result in incentive bonus payments to all employees.

We are still committed to our long-term goal of reducing operating expenses to 24.0 percent of sales but realize that we will not achieve this goal in fiscal 2001. Long-term, a portion of the improvement will come from cost containment, but the majority will be the result of leveraging our cost base as our revenue growth accelerates.

Other Income/Expenses, Net Income and Earnings per Share
Interest expense for the first quarter increased $1.2 million to $3.6 million when compared to the first quarter of last year primarily as a result of higher debt levels.

Other income for the first quarter of fiscal 2001 increased $1.1 million when compared to the first quarter of fiscal 2000. This is due primarily to increased interest income from higher interim cash and notes receivable balances than last year.

The effective tax rate for the quarter was 36.0 percent, compared to 37.0 percent last year. The lower tax rate is due primarily to tax savings initiatives that were implemented during fiscal 2000. We expect the tax rate to be in the range of 36.0 to 37.0 percent for fiscal 2001.

Net income increased 2.3 percent to $36.0 million in the first three months of fiscal 2001, compared to $35.2 million for the same period last year.

Earnings per share for the first quarter was $.46 versus $.43 in the same period last year, an increase of 7.0 percent.

C. Financial Condition, Liquidity, and Capital Resources

     First Quarter FY 2001 versus First Quarter FY 2000

1.	Cash flow from operating activities was $38.1 million for the first quarter of fiscal 2001 versus $24.7 million in the first three months of fiscal 2000.

2.	Days sales in accounts receivable plus days sales in inventory (DSO) of 54.8 is up slightly compared to 53.6 days at the end of fiscal 2000. This represented an increase of 1.2 days. The increase is primarily due to higher inventory levels at our corporately owned dealers, due to increases in the number of projects in progress.

3.	Total interest-bearing debt increased to $235.5 million, compared to $225.6 million at June 3, 2000. Our EBITDA to Interest Expense ratio was 23.2 for the quarter. This is one of the covenants under the terms of our debt agreements, and it evaluates our ability to cover our debt service costs. Our debt agreements require this ratio to be greater than 4.0.

4.	Capital expenditures for the first quarter of fiscal 2001 were $22.7 million versus $23.2 million for the same period last year. Spending was primarily for equipment to increase production capacity, manufacturing process enhancements, and the continued development and implementation of our electronic selling platform and new products. We expect net capital expenditures for the year to be in the range of $120 million to $140 million.

5.	During the first quarter of fiscal 2001, the company repurchased 1.4 million shares of common stock for $42.0 million.

6.	We believe that cash on hand, cash generated from operations, and our credit facilities will provide adequate liquidity to fund the operations and capital additions of the Company.

Safe Harbor Provision

Certain statements in this filing are not historical facts but are “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Furthermore, Herman Miller, Inc., undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise. Forward-looking statements include, but are not limited to, statements concerning the outcome of GSA audits, future gross margin expectations, future operating expense ratios, and future tax rates.

HERMAN MILLER, INC.
QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

During the first quarter of fiscal 2001, no material change in foreign exchange risk or material impact of interest rates occurred.

HERMAN MILLER, INC.
PART II-OTHER INFORMATION

Item 1: Legal Proceedings

Referred to in Notes to Condensed Consolidated Financial Statements

Item 4: Submission of Matters to a Vote of Security Holders

The registrant’s Annual Meeting of Shareholders was held on October 3, 2000. All nominees for election to the Board of Directors were elected by the following votes:

Election of Directors	Votes Cast

	For	Withheld

Thomas C. Pratt	65,781,658	101,120

Ruth Alkema Reister	65,763,684	119,094

Michael A. Volkema	65,783,340	99,438

The terms of office of the following directors continued after the meeting:

C. William Pollard
Mary Andringa
Dorothy A. Terrell
Dr. E. David Crockett
J. Harold Chandler
Brian Griffiths, Lord Griffiths of Fforestfach

The proposals below were approved by the following votes:

			Abstain and
	For	Against	Broker Non Votes

Approval to Amend the Company’s 1994 Nonemployee Officer and Director Stock Option Plan	59,193,629	6,474,470	214,679

Approval to Ratify the Appointment of Arthur Andersen as Independent Public Accounts for the Fiscal Year Ending June 2, 2001	65,186,759	670,049	25,970

Item 6: Exhibits and Reports on Form 8-K

a.	The following exhibits are filed as part of this report:

Exhibit Number

27 Financial Data Schedule

b.	Reports on Form 8-K

No reports were filed on Form 8-K during the three months ended September 2, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

HERMAN MILLER, INC.

October 12, 2000	/s/ Michael A. Volkema

Michael A. Volkema (Chief Executive Officer)

October 12, 2000	/s/ Elizabeth A. Nickels

Elizabeth A. Nickels (Chief Financial Officer)

Exhibit Index

Exhibit No.	Description
27	Financial Data Schedule