Form 10-Q
period 2000-12-02
MILLER HERMAN INC
filed 2001-01-12
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended December 2, 2000	Commission File No. 0-5813

HERMAN MILLER, INC.

A Michigan Corporation	ID No. 38-0837640

855 East Main Avenue, Zeeland, MI 49464-0302	Phone (616) 654 3000

Herman Miller, Inc.

(1)	has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months

Yes      No

(2)	has been subject to such filing requirements for the past 90 days.

Yes      No

Common Stock Outstanding at January 3, 2001—76,503,051 shares.

HERMAN MILLER, INC. FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 2, 2000
INDEX

Page No.

Part I—Financial Information

Item 1 Condensed Consolidated Balance Sheets—

December 2, 2000, and June 3, 2000	3

Condensed Consolidated Statements of Income—

Three and Six Months Ended December 2, 2000, and December 4, 1999	4

Condensed Consolidated Statements of Cash Flows—

Six Months Ended December 2, 2000, and December 4, 1999	5

Notes to Condensed Consolidated Financial Statements	6-8

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-14

Item 3 Quantitative and Qualitative Disclosures	15

About Market Risk

Part II—Other Information

Item 1 Legal Proceedings	16

Item 2 Changes in Securities and Use of Proceeds—None

Item 3 Defaults Upon Senior Securities—None

Item 4 Submission of Matters to a Vote of Security Holders—None

Item 5 Other Items—None

Item 6 Exhibits and Reports on Form 8-K	16

Signatures	17

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	Dec. 2,	June 3,
	2000	2000

	(Unaudited)	(Audited)
ASSETS

Current Assets:

Cash and cash equivalents	$85.5	$95.8

Accounts receivable, net	255.1	227.2

Inventories—

Finished goods	30.3	20.5

Work in process	21.9	13.2

Raw materials	24.9	20.0

Total inventories	77.1	53.7

Prepaid expenses and other	53.5	48.6

Total current assets	471.2	425.3

Property and Equipment, at cost:	816.2	771.2

Less — accumulated depreciation	416.1	372.5

Net property and equipment	400.1	398.7

Other Assets:

Notes receivable, net	25.5	22.6

Other noncurrent assets	93.3	94.6

	118.8	117.2

Total assets	$990.1	$941.2

	Dec. 2,	June 3,
	2000	2000

	(Unaudited)	(Audited)
LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities:

Unfunded checks	$24.5	$26.5

Current portion of long-term debt	25.8	25.1

Notes payable	143.6	122.7

Accounts payable	123.6	114.2

Accrued liabilities	189.8	185.5

Total current liabilities	507.3	474.0

Long-Term Debt, less current portion	80.4	77.8

Other Liabilities	94.9	94.9

Shareholders’ Equity:

Common stock $.20 par value	15.3	15.6

Retained earnings	320.3	301.5

Accumulated other comprehensive loss	(16.5)	(13.5)

Key executive stock programs	(11.6)	(9.1)

Total shareholders’ equity	307.5	294.5

Total liabilities and Shareholders’ equity	$990.1	$941.2

See accompanying notes to condensed consolidated financial statements.

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended

	Dec. 2,	Dec. 4,	Dec. 2,	Dec. 4,
	2000	1999	2000	1999

Net Sales	$592.5	$464.1	$1,119.0	$936.9

Cost of Sales	368.2	286.3	697.8	577.3

Gross Margin	224.3	177.8	421.2	359.6

Operating Expenses	155.0	123.5	294.5	248.2

Operating Income	69.3	54.3	126.7	111.4

Other Expenses (Income) Interest Expense	4.6	3.0	8.2	5.5

Other Income, Net	(1.4)	(1.1)	(3.8)	(2.4)

	3.2	1.9	4.4	3.1

Income Before Income Taxes	66.1	52.4	122.3	108.3

Income Taxes	23.8	19.4	44.0	40.1

Net Income	$42.3	$33.0	$78.3	$68.2

Earnings Per Share—Basic	$.55	$.41	$1.01	$.85

Earnings Per Share—Diluted	$.54	$.41	$1.00	$.84

Dividends Per Share	$.03625	$.03625	$.0725	$.0725

See accompanying notes to condensed consolidated financial statements.

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS
(Dollars in Millions)
(Unaudited)

	Six Months Ended

	Dec. 2,	Dec. 4,
	2000	1999

Cash Flows from Operating Activities:

Net income	$78.3	$68.2

Depreciation and amortization	47.6	39.6

Changes in current assets and liabilities	(48.3)	(35.5)

Other, net	3.5	4.3

Net Cash Provided by Operating Activities	81.1	76.6

Cash Flows from Investing Activities:

Notes receivable repayments (issued), net	(2.3)	4.7

Capital expenditures	(47.2)	(77.8)

Proceeds from sale of fixed assets	.1	.3

Net cash paid for acquisitions	—	(2.2)

Other, net	1.6	(1.5)

Net Cash Used for Investing Activities	(47.8)	(76.5)

Cash Flows from Financing Activities:

Net short-term debt borrowings	21.5	51.1

Net long-term debt repayments	—	(7.6)

Dividends paid	(5.6)	(5.8)

Common stock issued	13.7	4.2

Common stock repurchased and retired	(71.0)	(34.5)

Net Cash (Used for) Provided by Financing Activities	(41.4)	7.4

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2.2)	.6

Net (Decrease) Increase in Cash and Cash Equivalents	(10.3)	8.1

Cash and Cash Equivalents, Beginning of Period	95.8	80.0

Cash And Cash Equivalents, End of Period	$85.5	$88.1

See accompanying notes to condensed consolidated financial statements.

HERMAN MILLER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared by the company, without audit, in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Management believes that the disclosures made in this document are adequate to make the information presented not misleading. Operating results for the six-month period ended December 2, 2000, are not necessarily indicative of the results that may be expected for the year ending June 2, 2001. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the year ended June 3, 2000.

Certain prior year information has been reclassified to conform to the current year presentation.

FISCAL YEAR

The company’s fiscal year ends on the Saturday closest to May 31. The year ending June 2, 2001, will contain 52 weeks while the fiscal year ended June 3, 2000, contained 53 weeks. The six-month period ended December 2, 2000, contained 26 weeks while the six-month period ended December 4, 1999 contained 27 weeks.

COMPREHENSIVE INCOME

Comprehensive income consists of net income and foreign currency translation adjustments. Comprehensive income was approximately $40.4 million and $33.6 million for the three months ended December 2, 2000, and December 4, 1999, respectively. During the six months ended December 2, 2000, and December 4, 1999, comprehensive income was approximately $75.3 million and $68.7 million, respectively.

EARNINGS PER SHARE

The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS):

	Three Months Ended		Six Months Ended

	Dec. 2,	Dec. 4,	Dec. 2,	Dec. 4,
	2000	1999	2000	1999

Numerators:

Numerator for both basic and diluted EPS, net income (in millions)	$42.3	$33.0	$78.3	$68.2

Denominators:

Denominator for basic EPS, weighted- average common shares outstanding	76,685,075	80,087,555	77,186,697	80,189,411

Potentially dilutive shares resulting from stock option plans	1,020,335	949,063	1,120,132	1,098,847

Denominator for diluted EPS	77,705,410	81,036,618	78,306,829	81,288,258

Certain exercisable stock options were not included in the computation of diluted EPS because the option prices were greater than the average quarterly market prices for the periods presented. The number of stock options outstanding at the end of each quarter presented which were not included in the calculation of diluted EPS, and the ranges of exercise prices were: 1,251,238 at $27.50-$32.50 at December 2, 2000, and 2,842,684 at $23.19-$32.50 at December 4, 1999.

SUPPLEMENTAL CASH FLOW INFORMATION

Cash and cash equivalents include all highly liquid debt and equity securities purchased as part of the company’s cash management function. Due to the short maturities of these items, the carrying amount approximates fair value.

Cash payments for income taxes and interest (in millions) were as follows:

	Six Months Ended

	Dec. 2,	Dec. 4,
	2000	1999

Income taxes paid	$43.7	$35.2

Interest paid	$7.7	$4.7

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

REPORT OF MANAGEMENT

In the opinion of management, the accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of the company as of December 2, 2000, and the results of its operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that affected the company’s financial condition and earnings during the periods included in the accompanying condensed consolidated financial statements.

When comparing the year-to-date results between years, it is important to note the first quarter of fiscal 2000 had one more week than the first quarter of fiscal 2001.

Sales, net income, and earnings per share were the highest level ever recorded for any quarter in the company’s 77-year history. For the fourth straight quarter, sales were the highest for any quarter in the company’s history.

Net sales increased $128.4 million, or 27.7 percent, to $592.5 million for the three months ended December 2, 2000. Year to date, net sales increased $182.1 million, or 19.4 percent, to $1,119.0 million. Excluding the impact of the extra week in fiscal 2000, net sales year to date increased 23.9 percent.

New orders for the second quarter increased 19.8 percent to $562.7 million compared to the same period last year. For the first six months of fiscal 2001, new orders increased 19.5 percent to $1,165.4 million. Exclusive of the extra week in fiscal 2000, the increase in orders year to date was 24.1 percent.

The significant increase in sales and orders for the quarter and six month period as compared to last year was due to four primary factors:

First, our newer products, including Aeron(R), Resolve(TM), Q(TM) System, and Passage(TM), as well as a variety of product enhancements, are being positively accepted in the market place fueling our top line growth.

Second, our ability to improve the furniture purchasing process has expanded our customer base. This growth is driven by our industry-leading, customer-centered technology, which includes a suite of tools that enables our customers to evaluate furniture options and seamlessly place their orders with us on-line.

Third, our growth has been further accelerated as we expand our market opportunities to gain new customers in market segments not previously served by the contract furniture industry. For example, in November 2000 we officially launched Herman Miller Red, which is a business model centered around small, emerging companies on a Business-to-Business basis.

Fourth, the demand for office furniture continued to be strong with industry shipments up 9.5 percent for the calendar period ended October 2000 as reported by the Business and Institutional Furniture Manufacturers Association (BIFMA).

The backlog of unfilled orders at December 2, 2000, increased 17.9 percent to $334.5 million, from the $283.7 million reported at June 3, 2000. Based on the strength of the backlog and continuing improvements in activity levels, revenue growth for the year is expected to be in the low- to mid-teens. Important to achieving this growth will be sustained economic health and industry growth and the ability to execute our strategy. Our strategy entails: 1) enlarging our market opportunities; 2) reinventing the value chain for the industry; and 3) leveraging our capabilities and resources across the company.

Domestic Operations

Domestic sales for the second quarter increased 27.4 percent compared to the same period last year. For the first six months of fiscal 2001, domestic sales increased 19.4 percent. Net of the extra week in fiscal 2000, domestic sales year to date rose 23.9 percent compared to last year.

Domestic orders for the quarter were 20.2 percent higher than the same period last year. Year to date, domestic new orders grew 18.7 percent compared to the prior year. Net of the extra week last year, orders year to date increased 23.3 percent compared to last year.

BIFMA estimated that U.S. shipments increased 7.9 percent for the two-month period ended October 2000, while orders increased 4.4 percent for the same period. BIFMA estimated that shipments and orders for the five-month period ended October 2000 increased 9.3 percent and 7.4 percent, respectively. BIFMA recently upgraded its forecast for industry growth to 9.4 percent in calendar 2000 and 5.6 percent in calendar 2001.

International Operations

For the fifteenth consecutive quarter, international operations positively impacted the consolidated results with continued profitability. International operations had the highest sales and income of any quarter ever.

Net sales of international operations and export sales from the United States increased 28.9 percent for the quarter. Year to date, sales for international operations increased 19.9 percent compared to the same period last year. Net of the extra week last year, net sales increased 24.1 percent for the six-month period compared to the same period last year. All regions showed strong sales growth over last year.

Orders for the second quarter of fiscal 2001 were up 17.5 percent compared to last year. Year to date, international orders increased 24.0 percent. Excluding the extra week in fiscal 2000, orders year to date increased 28.4 percent. Consistent with the sales trends, new orders grew in all regions, with Japan and Canada generating the most significant improvement.

Although international operations experienced pressure due to weakening currencies and stronger competition, they leveraged the higher volumes and drove more to the bottom line.

Financial Summary

The following table presents, for the periods indicated, the components of the Company’s consolidated condensed statement of earnings as a percentage of net sales.

	For the Three		For the Six
	Months Ended		Months Ended

	Dec. 2,	Dec. 4,	Dec. 2,	Dec. 4,
	2000	1999	2000	1999

Net Sales	100.0%	100.0%	100.0%	100.0%

Cost of Sales	62.1	61.7	62.4	61.6

Gross Margin	37.9	38.3	37.6	38.4

Operating Expenses	26.2	26.6	26.3	26.5

Operating Margin	11.7	11.7	11.3	11.9

Interest Expense	.8	.6	.7	.6

Other Income, Net	(.2)	(.2)	(.3)	(.3)

Other Expense, Net	.6	.4	.4	.3

Income Before Taxes	11.1	11.3	10.9	11.6

Provision for Income Taxes	4.0	4.2	3.9	4.3

Net Income	7.1%	7.1%	7.0%	7.3%

Gross Margin

Gross margin, as a percent of sales, for the quarter was 37.9 percent compared to 37.4 percent in the first quarter of fiscal 2001, and 38.3 percent for the second quarter of last year. Year to date, gross margins were 37.6 percent for fiscal 2001 compared to 38.4 percent in fiscal 2000.

Compared to last year’s second quarter, gross margin as a percent of net sales has declined 0.4 percent. This decline is due to several factors:

First, in the second quarter of fiscal 2001, our North American employees earned double-digit incentive compensation, which represented an incremental 1.2 percent of net sales for the quarter that was not in last year’s results. One feature of our EVA incentive system is its variability based on our performance. Therefore, in a year of improving results, a significant portion of the improvement is returned to our employees.

Second, our corporate-owned dealers increased their sales volume to an all-time high, which results in increased projects-in-process and inventory. The buildup of inventory since the prior year-end impacted our bottom line, as we incur certain costs of production and installation, but cannot recognize the revenue until the projects are complete.

Third, the strong demand for our newer products including Resolve, other systems products and enhancements, and freestanding products, which helped fuel our top-line growth, continues to drive down our margins. In the early years, these new products typically generate lower margins. On a positive note, since the first quarter gross margins improved across all new product lines. We expect these product margins to expand further as we continue our value engineering process improvement efforts and as increased volume levels allow us to better absorb the fixed costs associated with the new product lines.

Fourth, as previously mentioned, the margin levels of our European subsidiaries were impacted by the weakening of the Euro in relation to the dollar and Pound Sterling for the quarter, as well as increased competition at several locations.

These unfavorable factors were partially offset by improvements in certain material costs due to cost-savings initiatives. We also reduced temporary labor at some of our locations where we continued to improve the efficiency of our operations. We are experiencing a relatively stable pricing environment, and discounting improved as a percent of net sales by 0.4 percent when compared to the second quarter of fiscal 2000.

For fiscal 2001, we expect gross margins to be in the range of 37.5 percent to 38.5 percent. A critical aspect of improving our margin levels is our continued focus on improving our shipment reliability, enhancing our throughput via increased productivity, and leveraging our fixed cost base.

Operating Expenses

Operating expenses, as a percent of net sales, were 26.2 percent for the quarter. This compares with 26.5 percent for the first quarter of fiscal 2001 and 26.6 percent for the second quarter of last year. Year to date, operating expenses were 26.3 percent of net sales for fiscal 2001 and 26.5 percent for fiscal 2000. As we previously committed, we continue to invest in our strategic initiatives because these are critical to achieving our long-term growth goal of 15 percent annually. We also believe these investments are critical to ensuring the company’s ability to create strong incremental value to its investors, employees and customers.

Operating expenses increased $31.5 million for the quarter compared to last year. Exclusive of the variable compensation earned by our employees, the largest components of the dollar increase were in the sales channel, including product marketing and technology. As stated earlier, our expanded customer base appears to be one of the early benefits of our strategic investments. The incremental impact of the variable compensation included in operating expenses was an increase in operating expenses of 1.5 percent, as a percent of net sales, for the quarter when compared to last year.

The cost to create new connectivity with our customers and develop and market the broad array of new products drives incremental costs, and will continue to do so for the remainder of this calendar year. We previously explained that we are dealing with a new dynamic in the area of technology investments. Previously, we invested our dollars mainly in the area of hard assets like property, plant, and equipment, with long lives and depreciation expenses incurred over many years. Today, many of the dollars we spend in the technology arena are expensed and impact the current income statement instead of the balance sheet. In addition, those expenditures that are capitalized have an average life of three to four years. Thus, our depreciation expense gets larger each year as these assets move off the balance sheet much more quickly than a building or a piece of equipment.

We are committed to continue to lead the industry in the use of technology, and we will make the investments required to sustain our leadership. While this may result in higher operating expenses in the near term, we believe this is critical to our long-term success. This includes continued implementation of our ERP system to more locations, along with additional spending on our customer-focused technology initiatives.

We expect operating expenses for the fiscal year to be in the range of 25.5 percent to 26.5 percent. This is due to our ongoing strategic investments. We also expect this year’s performance to generate incremental EVA that will result in variable compensation payments to all employees.

Investments in our strategic initiatives are not expected to curtail overnight. We expect this level of spending to continue through the first part of fiscal 2002, after which we are still committed to our long-term goal of reducing operating expenses to 24.0 percent of net sales. Long-term, a portion of the improvement will come from cost containment, but the majority will be the result of leveraging our cost base as our revenue growth accelerates.

Other Income/Expenses, Net Income and Earnings per Share

Interest expense for the second quarter increased $1.6 million to $4.6 million when compared to the second quarter of last year, primarily as a result of higher debt levels and higher interest rates. Year to date, interest expense was $8.2 million compared to $5.5 million for the same period last year.

The effective tax rate for the quarter and year was 36.0 percent, compared to 37.0 percent last year. The lower tax rate is due primarily to tax saving initiatives that were implemented during fiscal 2000. We expect the tax rate to be in the range of 36.0 to 37.0 percent for fiscal 2001.

Net income increased 28.2 percent to $42.3 million in the second quarter of fiscal 2001, compared to $33.0 million for the same period last year. For the first half of fiscal 2001, net income increased 14.8 percent to $78.3 million compared to $68.2 million for fiscal 2000.

Earnings per share for the quarter were $.54 versus $.41 in the same period last year, an increase of 31.7 percent. Year to date, earnings per share were $1.00 as compared to $.84 for the same period last year, an increase of 19.1 percent.

Financial Condition, Liquidity, and Capital Resources

Cash flow from operating activities was $81.1 million for the first six months of fiscal 2001 versus $76.6 million in the first six months of fiscal 2000. Cash flow from operating activities does not completely reflect the higher net income levels as November was a strong shipment month, resulting in higher receivable balances at the end of the quarter. Year to date, we have invested $48.3 million in working capital compared with an investment in working capital of $35.5 million for the same period in fiscal 2000. Days sales in accounts receivable plus days sales in inventory (DSO) of 54.4 is up slightly compared to 53.6 days at the end of fiscal 2000, an increase of 0.8 days. The increase is primarily due to higher inventory levels at our corporate-owned dealers, as result of the higher number of projects-in-process. DSO is down slightly from the first quarter’s DSO, which was 54.8 days.

Capital expenditures for the first six months of fiscal 2001 were $47.2 million versus $77.8 million for the same period last year. Spending in fiscal 2001 was primarily for equipment to increase production capacity, manufacturing process enhancements, and the continued development and implementation of our electronic selling platform and new products. Capital expenditures in fiscal 2000 were for the consolidation of our Georgia manufacturing facilities and investments in our customer-focused software. We expect net capital expenditures for the year to be in the range of $120 million to $140 million.

Total interest-bearing debt increased to $249.8 million, compared to $225.6 million at June 3, 2000. Our EBITDA to Interest Expense ratio was 21.6 year to date. This ratio is one of the covenants under the terms of our debt agreements, and it evaluates our ability to cover our debt service costs. Our debt agreements require this ratio to be greater than 4.0.

During the first six months of fiscal 2001, the company repurchased 2.4 million shares of common stock for $71.0 million.

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

To assist in compliance with the new Fair Disclosure Regulation, and to assist investors, the company is providing a range of expectations for the remainder of the year. For the third quarter, net sales are expected to be in the range of $540 million to $550 million, while earnings per share are expected to be in the range of $.43 to $.48. For the year, net sales are expected to be in the range of $2.20 billion to $2.25 billion, while earnings per share are expected to be in the range of $2.00 to $2.05.

HERMAN MILLER, INC.
QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

During the first half of fiscal 2001, there was no material change in foreign exchange risk or material impact of interest rates.

HERMAN MILLER, INC.
PART II—OTHER INFORMATION

Item 1:	Legal Proceedings	Referred to in Notes to Condensed Consolidated Financial Statements

Item 6:	Exhibits and Reports on Form 8-K

a. Exhibits

No exhibits were filed with this filing.

b. Reports on Form 8-K

No reports were filed on Form 8-K during the three months ended December 2, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

HERMAN MILLER, INC.

January 12, 2001	/s/ Michael A. Volkema Michael A. Volkema (Chief Executive Officer)

January 12, 2001	/s/ Elizabeth A. Nickels Elizabeth A. Nickels (Chief Financial Officer)