Form 10-Q
period 2001-03-31
MILLER HERMAN INC
filed 2001-04-12
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 3, 2001	Commission File No. 0-5813

HERMAN MILLER, INC.

A Michigan Corporation	ID No. 38-0837640

855 East Main Avenue, Zeeland, MI 49464-0302	Phone (616) 654 3000

Herman Miller, Inc.

(1)	has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months

Yes	No

(2)	has been subject to such filing requirements for the past 90 days.

Yes	No

Common Stock Outstanding at April 4, 2001— 75,936,174 shares.

HERMAN MILLER, INC. FORM 10-Q
FOR THE QUARTER ENDED MARCH 3, 2001
INDEX

Page No.

Part I—Financial Information

Item 1 Condensed Consolidated Balance Sheets—

March 3, 2001, and June 3, 2000	3

Condensed Consolidated Statements of Income—

Three and Nine Months Ended March 3, 2001,

and March 4, 2000	4

Condensed Consolidated Statements of Cash Flows—

Nine Months Ended March 3, 2001,

and March 4, 2000	5

Notes to Condensed Consolidated Financial Statements	6-8

Item 2 Management’s Discussion and Analysis of

Financial Condition and Results of Operations	9-13

Item 3 Quantitative and Qualitative Disclosures	14

About Market Risk

Part II—Other Information

Item 1 Legal Proceedings	15

Item 2 Changes in Securities and Use of Proceeds	15

Item 3 Defaults Upon Senior Securities—None

Item 4 Submission of Matters to a Vote of Security Holders—None

Item 5 Other Items—None

Item 6 Exhibits and Reports on Form 8-K	15

Signatures	16

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	March 3,	June 3,		March 3,	June 3,
	2001	2000		2001	2000

	(Unaudited)	(Audited)		(Unaudited)	(Audited)
ASSETS			LIABILITIES & SHAREHOLDERS' EQUITY

Current Assets:			Current Liabilities:

Cash and cash equivalents	$74.3	$95.8	Unfunded checks	$13.4	$26.5

Accounts receivable, net	239.3	227.2	Current portion of long-term debt	38.3	25.1

Inventories—			Notes payable	122.6	122.7

Finished goods	27.9	20.5	Accounts payable	101.2	114.2

Work in process	16.9	13.2	Accrued liabilities	178.3	185.5

Raw materials	23.8	20.0	Total current liabilities	453.8	474.0

Total inventories	68.6	53.7

Prepaid expenses and other	49.6	48.6	Long-Term Debt, less current portion	67.9	77.8

Total current assets	431.8	425.3

			Other Liabilities	94.6	94.9

Property and Equipment, at cost:	828.1	771.2

Less — accumulated depreciation	429.0	372.5	Shareholders' Equity:

Net property and equipment	399.1	398.7	Common stock $.20 par value	15.2	15.6

			Retained earnings	341.3	301.5

Other Assets:			Accumulated other comprehensive loss	(15.7)	(13.5)

Notes receivable, net	20.2	22.6	Key executive stock programs	(11.5)	(9.1)

Other noncurrent assets	94.5	94.6	Total shareholders' equity	329.3	294.5

	114.7	117.2

			Total liabilities and

Total assets	$945.6	$941.2	shareholders' equity	$945.6	$941.2

See accompanying notes to condensed consolidated financial statements.

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended

	March 3,	March 4,	March 3,	March 4,
	2001	2000	2001	2000

Net Sales	$538.4	$478.2	$1,657.4	$1,415.1

Cost of Sales	340.4	302.2	1,038.2	879.5

Gross Margin	198.0	176.0	619.2	535.6

Operating Expenses	143.5	121.4	438.0	369.6

Operating Income	54.5	54.6	181.2	166.0

Other Expenses (Income)
Interest Expense	4.1	4.0	12.3	9.5
Other (Income) Expense, Net	(1.2)	.1	(5.0)	(2.3)

	2.9	4.1	7.3	7.2

Income Before Income Taxes	51.6	50.5	173.9	158.8

Income Taxes	18.6	18.7	62.6	58.8

Net Income	$33.0	$31.8	$111.3	$100.0

Earnings Per Share—Basic	$.43	$.40	$1.45	$1.25

Earnings Per Share—Diluted	$.43	$.40	$1.43	$1.24

Dividends Per Share	$.03625	$.03625	$.10875	$.10875

See accompanying notes to condensed consolidated financial statements.

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS
(Dollars in Millions)
(Unaudited)

	Nine Months Ended

	March 3,	March 4,
	2001	2000

Cash Flows from Operating Activities:

Net income	$111.3	$100.0

Depreciation and amortization	70.9	61.4

Changes in current assets and liabilities	(64.7)	(38.9)

Other, net	7.9	4.4

Net Cash Provided by Operating Activities	125.4	126.9

Cash Flows from Investing Activities:

Notes receivable repayments (issued), net	2.8	(6.1)

Capital expenditures	(72.9)	(104.9)

Proceeds from sale of fixed assets	.1	.3

Net cash paid for acquisitions	—	(5.9)

Other, net	(.8)	(3.8)

Net Cash Used for Investing Activities	(70.8)	(120.4)

Cash Flows from Financing Activities:

Net short-term debt borrowings (repayments)	(.1)	66.8

Net long-term debt repayments	(.1)	(7.6)

Dividends paid	(8.4)	(8.7)

Common stock issued	19.9	6.0

Common stock repurchased and retired	(86.7)	(62.1)

Net Cash Used for Financing Activities	(75.4)	(5.6)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	( .7)	.6

Net (Decrease) Increase in Cash and Cash Equivalents	(21.5)	1.5

Cash and Cash Equivalents, Beginning of Period	95.8	80.0

Cash And Cash Equivalents, End of Period	$74.3	$81.5

See accompanying notes to condensed consolidated financial statements.

HERMAN MILLER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared by the company, without audit, in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Management believes that the disclosures made in this document are adequate to make the information presented not misleading. Operating results for the nine-month period ended March 3, 2001, are not necessarily indicative of the results that may be expected for the year ending June 2, 2001. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company’s Form 10-K for the year ended June 3, 2000.

Certain prior year information has been reclassified to conform to the current year presentation.

FISCAL YEAR

The company’s fiscal year ends on the Saturday closest to May 31. The year ending June 2, 2001 will contain 52 weeks while the fiscal year ended June 3, 2000, contained 53 weeks. The nine-month period ended March 3, 2001 contained 39 weeks while the nine-month period ended March 4, 2000 contained 40 weeks.

COMPREHENSIVE INCOME

Comprehensive income consists of net income and foreign currency translation adjustments. Comprehensive income was approximately $33.8 million and $31.5 million for the three months ended March 3, 2001, and March 4, 2000, respectively. During the nine months ended March 3, 2001, and March 4, 2000, comprehensive income was approximately $109.1 million and $100.2 million, respectively.

EARNINGS PER SHARE

The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS):

	Three Months Ended		Nine Months Ended

	March 3,	March 4,	March 3,	March 4,
	2001	2000	2001	2000

Numerators:

Numerator for both basic and diluted

EPS, net income (in millions)	$33.0	$31.8	$111.3	$100.0

Denominators:

Denominator for basic EPS, weighted-

average common shares outstanding	76,278,458	79,086,821	76,883,951	79,821,881

Potentially dilutive shares resulting

from stock option plans	887,779	813,840	1,042,681	1,003,844

Denominator for diluted EPS	77,166,237	79,900,661	77,926,632	80,825,725

Certain exercisable stock options were not included in the computation of diluted EPS because the option prices were greater than the average quarterly market prices for the periods presented. The number of stock options outstanding at the end of each period presented which were not included in the calculation of diluted EPS, and the ranges of exercise prices were: 2,407,768 at $26.75–$32.50 at March 3, 2001, and 3,587,185 at $22.00–$32.50 at March 4, 2000.

SUPPLEMENTAL CASH FLOW INFORMATION

Cash and cash equivalents include all highly liquid debt and equity securities purchased as part of the company’s cash management function. Due to the short maturities of these items, the carrying amount approximates fair value.

Cash payments for income taxes and interest (in millions) were as follows:

	Nine Months Ended

	March 3,	March 4,
	2001	2000

Income taxes paid	$66.7	$56.5

Interest paid	$10.1	$7.1

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

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability, measured at its fair value. The Statement requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133, as amended by SFAS Nos. 137 and 138, is effective for the company’s fiscal year 2002. The company will adopt this Statement for its fiscal year beginning June 3, 2001. Adoption of this Statement is not expected to have a material impact on the company’s financial statements.

In September 2000, the Emerging Issues Task Force released its final consensus on Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs” (“EITF 00-10”). Among other things, this consensus provides guidance on the classification of revenues and expenses related to shipping and handling activities. While EITF 00-10 will not change the amount of operating income reported, it will require the reclassification of prior period comparative financial statements to conform to the method of classification determined by the company upon adoption in the fourth quarter ended June 2, 2001.

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

REPORT OF MANAGEMENT

In the opinion of management, the accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of the company as of March 3, 2001, and the results of its operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that affected the company’s financial condition and earnings during the periods included in the accompanying condensed consolidated financial statements.

When comparing the year to date results between years, it is important to note the first quarter of fiscal 2000 had one more week than the first quarter of fiscal 2001.

Net sales increased $60.2 million, or 12.6 percent, to $538.4 million for the three months ended March 3, 2001. The strong sales level for the quarter was due primarily to a strong beginning backlog. Year to date, net sales increased $242.3 million, or 17.1 percent, to $1,657.4 million. Excluding the impact of the extra week in fiscal 2000, net sales year to date increased 20.0 percent.

New orders for the third quarter increased 1.5 percent to $471.3 million compared to the same period last year. On a year to date basis, new orders increased 13.7 percent to $1,636.7 million. Exclusive of the extra week in fiscal 2000, the increase in orders year to date was 16.6 percent.

The backlog of unfilled orders at March 3, 2001, was $267.5 million, down 5.7 percent from the $283.7 million reported at June 3, 2000, but up 4.2 percent from a year ago. Revenue growth for the year is expected to be in the low double digits.

Despite slowing economic conditions, we continue to focus on our strategy to generate sales and order growth. Our strategy entails 1) enlarging our market opportunities; 2) reinventing the value chain for the industry; and 3) leveraging our capabilities and resources across the company.

To assist investors, we are providing a range of expectations for the remainder of the year. For the fourth quarter, net sales are expected to be in the range of $510 million to $530 million, while earnings per share are expected to be in the range of $.37 to $.43. For the year, net sales are expected to be in the range of $2.17 billion to $2.19 billion, while earnings per share are expected to be in the range of $1.80 to $1.86. These estimates are based on conditions in existence at the time of this filing, and assume no further slowing of the domestic and international economies.

In response to lower than expected volumes, we have taken the following actions, among others, to reduce our cost structure:

First, we have managed the use of temporary labor in response to the decline in manufacturing demand. We have reduced our temporary workforce by approximately 800 people over the last year.

Second, to better manage labor costs, we have deferred annual merit raises and placed a hold on all non-critical open positions until we have better visibility concerning the length and depth of the current economic slowdown.

Third, we have re-paced our capital spending. We now expect our total capital spending for the fiscal year to be $100 million to $120 million.

Fourth, on the manufacturing front, we continue to focus on productivity improvements and implementation of the Herman Miller Production System.

Fifth, the purchasing team is continuing to work closely with our vendor base, generating material cost savings.

Finally, we are working to reduce operating costs across the board. We are prioritizing our spending to ensure that spending is for programs which serve our customers or fund strategic priorities.

We believe these steps will allow us to respond to the current economic slowdown without jeopardizing our long-term corporate initiatives or our ability to respond quickly to improving business conditions.

Domestic Operations

Domestic sales for the third quarter increased 9.1 percent compared to the same period last year. For the first nine months of fiscal 2001, domestic sales increased 15.9 percent. Net of the extra week in fiscal 2000, domestic sales year to date rose 18.8 percent compared to last year.

For the quarter, domestic orders decreased 2.6 percent compared to the prior year. Year to date, domestic new orders grew 11.7 percent compared to the prior year. Net of the extra week last year, orders year to date increased 14.6 percent compared to last year.

The Business and Institutional Furniture Manufacturers Association (BIFMA) estimated that U.S. shipments increased 2.8 percent for the three-month period ended February 2001, while orders decreased 3.7 percent for the same period. BIFMA estimated that shipments and orders for the nine-month period ended February 2001 increased 6.9 percent and 3.6 percent, respectively. BIFMA recently downgraded its forecast for industry growth to 2.8 percent in calendar 2001 and 5.0 percent in calendar 2002.

International Operations

For the sixteenth consecutive quarter, international operations positively impacted the consolidated results with continued profitability. International operations had the highest sales and orders of any third quarter.

Net sales of international operations (which include export sales from the United States) increased 33.1 percent for the quarter. Year to date, sales for international operations increased 24.4 percent compared to the same period last year. Net of the extra week last year, net sales increased 27.2 percent for the nine-month period compared to the same period last year. All regions showed strong sales growth for the quarter and year to date compared to last year.

Orders for the third quarter of fiscal 2001 were up 28.3 percent compared to last year. Year to date, international orders increased 25.3 percent. Excluding the extra week in fiscal 2000, orders year to date increased 28.4 percent. Order growth for the quarter was realized in all regions except Latin America.

Overall, strong sales and order volume has served to counter increased currency and competitive pressures at our international operations, resulting in continued profitability.

Financial Summary

The following table presents, for the periods indicated, the components of the Company’s consolidated condensed statement of earnings as a percentage of net sales.

	For the Three		For the Nine
	Months Ended		Months Ended

	March 3,	March 4,	March 3,	March 4,
	2001	2000	2001	2000

Net Sales	100.0%	100.0%	100.0%	100.0%

Cost of Sales	63.2	63.2	62.6	62.2

Gross Margin	36.8	36.8	37.4	37.8

Operating Expenses	26.7	25.4	26.4	26.1

Operating Margin	10.1	11.4	11.0	11.7

Interest Expense	.8	.8	.8	.7

Other (Income) Expense, Net	(.3)	.1	(.3)	(.2)

Other Expense, Net	.5	.9	.5	.5

Income Before Taxes	9.6	10.5	10.5	11.2

Provision for Income Taxes	3.5	3.9	3.8	4.1

Net Income	6.1%	6.6%	6.7%	7.1%

Gross Margin

Gross margin for the quarter, as a percent of sales, was consistent at 36.8 percent as compared to last year. Year to date, gross margins were 37.4 percent for fiscal 2001 compared to 37.8 percent in fiscal 2000.

One key feature of our EVA incentive system is its variability based on our performance. Therefore, in a year of improving results, a significant portion of the improvement is returned to our employees. Exclusive of incremental variable compensation over comparable periods, gross margin was 37.4 percent for the quarter and 38.0 percent year to date.

This EVA incentive system, combined with our business model of high-speed assembly and design capabilities, provides a high degree of variability in the overall cost structure of the company. Management believes this is a competitive advantage, particularly in times of slowing growth. However, even with this variable cost structure, lower volumes in the third quarter resulted in less leveraging of fixed overhead costs and downward pressure on gross margins.

Gross margins at our international operations experienced downward pressure for both the quarter and year-to-date as a result of increased competition in several regions, along with continued pressure from weakening currencies.

These unfavorable factors were partially offset by improvements in certain material costs due to cost-savings initiatives and favorable discounting. We are experiencing a relatively stable pricing environment, and discounting improved as a percent of net sales by 0.1 percent when compared to the third quarter of fiscal 2000.

For fiscal 2001, we expect gross margins to be in the range of 37.0 percent to 37.7 percent. The lower gross margin expectation is due to the decline in volumes experienced in the third quarter and expected in the fourth quarter. A critical aspect of maintaining our margin levels is our continued focus on improving our shipment reliability, enhancing our throughput via increased productivity, and leveraging our fixed cost base.

Operating Expenses

Operating expenses, as a percent of net sales, were 26.7 percent for the quarter compared with 25.4 percent for the third quarter of last year. Year to date, operating expenses were 26.4 percent of net sales for fiscal 2001 and 26.1 percent for fiscal 2000. The principal reason for the increase year-over-year, in addition to increased variable incentive compensation, is that we chose not to curtail spending on our strategic initiatives because these are critical to achieving our long-term growth goal of 15 percent annually. We believe these investments are critical to ensuring the company’s ability to create strong incremental value for its investors, employees and customers.

Operating expenses increased $22.1 million for the quarter compared to last year. The largest components of the dollar increase included the variable compensation earned by our employees and increased sales-channel costs, including product marketing and technology. Exclusive of the incremental variable compensation, operating expenses as a percent of net sales were 26.0 percent for the quarter and 25.6 percent for the year.

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

Other Income/Expenses, Net Income and Earnings per Share

Interest expense for the third quarter is comparable to the third quarter of last year. Year to date, interest expense was $12.3 million compared to $9.5 million for the same period last year. The increase is primarily the result of higher debt levels and higher interest rates.

The effective tax rate for the quarter and year was 36.0 percent, compared to 37.0 percent last year. The lower tax rate is due primarily to tax saving initiatives that were implemented during fiscal 2000. The tax rate is expected to remain at 36.0 percent for the remainder of the year.

Net income increased 3.8 percent to $33.0 million in the third quarter of fiscal 2001, compared to $31.8 million for the same period last year. Year to date, net income increased 11.3 percent to $111.3 million compared to $100.0 million for fiscal 2000.

Earnings per share for the quarter were $.43 versus $.40 in the same period last year, an increase of 7.5 percent. Year to date, earnings per share were $1.43 as compared to $1.24 for the same period last year, an increase of 15.3 percent.

Financial Condition, Liquidity, and Capital Resources

Cash flow from operating activities was $125.4 million for the first nine months of fiscal 2001 versus $126.9 million in the first nine months of fiscal 2000. Year to date, we have invested $64.7 million in working capital compared with an investment in working capital of $38.9 million for the same period in fiscal 2000. Days sales in accounts receivable plus days sales in inventory (DSO) of 61.3 is up compared to 53.6 days at the end of fiscal 2000. The increase in DSO is due to higher sales activity at the end of the quarter resulting in increased receivables and projects in process.

Capital expenditures for the first nine months of fiscal 2001 were $72.9 million versus $104.9 million for the same period last year. Spending in fiscal 2001 was primarily for equipment to increase production capacity, manufacturing process enhancements, new products, and the continued development and implementation of our electronic selling platform. Capital expenditures in fiscal 2000 were for the consolidation of our Georgia manufacturing facilities and investments in our customer-focused software. We expect net capital expenditures for the year to be in the range of $100 million to $120 million. The decrease in the estimate from the prior quarter is due to management’s efforts to re-pace spending in the current business environment.

Total interest-bearing debt increased to $228.8 million, compared to $225.6 million at June 3, 2000. Our EBITDA to Interest Expense ratio was 20.9 year to date. This ratio evaluates our ability to cover our debt service costs and is one of the covenants under the terms of our debt agreements. These agreements require this ratio to be greater than 4.0.

During the quarter, we returned $18.5 million of cash to shareholders in the form of share repurchases and dividends. Repurchases of 0.6 million shares returned $15.8 million to shareholders for the quarter. Year to date, the company repurchased 3.0 million shares of common stock for $86.7 million.

Shortly after the end of the quarter the company completed an initial public debt offering, raising $175 million through 10-year notes with a 7.125 percent coupon rate. There remains $125 million available on the shelf registration filed in May 2000. The proceeds from the debt offering were used primarily to repay borrowings on the $300 million revolving credit facility.

We believe that cash on hand, cash generated from operations, and availability on our credit facilities will provide adequate liquidity to fund the operations and capital additions of the Company.

Safe Harbor Provision

Certain statements in this filing are not historical facts but are “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Furthermore, Herman Miller, Inc., undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise. Forward-looking statements include, but are not limited to, statements concerning the outcome of GSA audits, future sales levels, future gross margin expectations, future operating expense ratios, and future tax rates.

HERMAN MILLER, INC.
QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

During the first nine months of fiscal 2001, there was no material change in foreign exchange risk or material impact of interest rates.

HERMAN MILLER, INC.
PART II—OTHER INFORMATION

Item 1:	Legal Proceedings

Referred to in Notes to Condensed Consolidated Financial Statements

Item 2:	Changes in Securities and Use of Proceeds

On May 5, 2000, the company filed a shelf registration on a form S-3 registration statement with the Securities and Exchange Commission (SEC), under file number 333-36442, for the sale of up to $300 million in debt securities. The form S-3 registration statement was declared effective on June 2, 2000. On March 6, 2001, debt securities totaling $175 million, of the $300 million registered, were sold. These Notes mature on March 15, 2011, and bear an annual interest rate of 7.125 percent, with interest payments due semi-annually. The net proceeds from the sale of these securities will be used for the repayment of outstanding domestic borrowings under the company’s revolving credit facility and for general corporate purposes.

Item 6:	Exhibits and Reports on Form 8-K

	a.	Exhibits:

Exhibit 4.1: Form of indenture for registration of debt securities, incorporated by reference to exhibit 4.1 of the company's registration statement on form S-3, file number 333-36442.

	b.	Reports on Form 8-K

On February 21, 2001, the company filed a Current Report on a form 8-K that included a press release issued on February 5, 2001. This press release provided comments on the current business conditions and the outlook for the remainder of the fiscal year.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

HERMAN MILLER, INC.

April 12, 2001	/s/ Michael A. Volkema

Michael A. Volkema

Chief Executive Officer

April 12, 2001	/s/ Elizabeth A. Nickels

Elizabeth A. Nickels

Chief Financial Officer