Form 10-K
period 2001-06-02
MILLER HERMAN INC
filed 2001-08-20
CIK 66382

UNITED STATES SECURITIES AND EXCHANGE COMMISSION    WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended June 2, 2001

Commission File Number 0-5813

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

      The aggregate market value of the voting stock held by “nonaffiliates” of the registrant (for this purpose only, the affiliates of the registrant have been assumed to be the executive officers and directors of the registrant and their associates) as of August 3, 2001, was $1,883,208,669 (based on $25.49 per share which was the closing sale price as reported by NASDAQ).

      The number of shares outstanding of the registrant’s common stock, as of August 3, 2001:
Common stock, $.20 par value—75,678,661 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on October 1, 2001, are incorporated into Part III of this report.

PART 1 BUSINESS
PROPERTIES PENDING LEGAL PROCEEDINGS
SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS EXECUTIVE OFFICERS OF THE REGISTRANT
PART II MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
SELECTED FINANCIAL DATA REVIEW OF OPERATIONS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
MANAGEMENT’S REPORT ON FINANCIAL STATEMENTS DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT EXECUTIVE COMPENSATION
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE
SIGNATURES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
EXHIBIT INDEX
Form of Change in Control Agreement
Change in Control Agreement for Michael A Volkema
Letter Regarding Change in Accounting Principles
Subsidiaries
Consent of Independent Public Accountants

PART 1
BUSINESS

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

      The company is a leader in design and development of furniture and furniture systems. This leadership is exemplified by the innovative concepts introduced by the company in its modular systems known as Action Office®, Q™ System, Ethospace®, and Resolve®. Action Office, the company’s series of three freestanding office partition and furnishing systems, is believed to be the first such system to be introduced and nationally marketed and, as such, popularized the “open plan” approach to office space utilization. Ethospace interiors is a system of movable full- and partial-height walls, with panels and individual wall segments that interchangeably attach to wall framework. It includes wall-attached work surfaces and storage/display units, electrical distribution, lighting, organizing tools, and freestanding components. Resolve, the company’s newest product line, is a more flexible systems solution that is based on 120 degree angles around a steel pole and uses fabric screens and canopies for office definition. The company also offers a broad array of seating (including Aeron®, Equa®, Ergon®, Ambi®, and Reaction® office chairs), storage (including Meridian® filing products), wooden casegoods (including Geiger products), and freestanding furniture products (including Passage®).

      The company’s products are marketed worldwide by its own sales staff, its owned dealer network and via the Internet. These sales persons work with dealers, the design and architectural community, as well as directly with end-users. Seeking and strengthening the various distribution channels within the marketplace is a major focus of the company. Independent dealerships concentrate on the sale of Herman Miller products and some complementary product lines of other manufacturers. Approximately 70 percent of the company’s sales in the fiscal year ended June 2, 2001, were made to or through independent dealers. The remaining sales (30 percent) were made directly to end-users, including federal, state, and local governments, and several major corporations, by either the company’s own sales staff or its owned dealer network.

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

      Patents, Trademarks, Licenses, Etc.   The company has approximately 138 active United States utility patents on various components used in its products and approximately 100 active United States design patents. Many of the inventions covered by the United States patents also have been patented in a number of foreign countries. Various trademarks, including the name and style “Herman Miller,” and the “Herman Miller Symbol” trademark, are registered in the United States and many foreign countries. The company does not believe that any material part of its business is dependent on the continued availability of any one or all of its patents or trademarks, or that its business would be materially adversely affected by the loss of any thereof, except the “Herman Miller,” “Action Office,” “Aeron,” “Ergon,” “Equa,” “Ethospace,” “Q,” “Resolve,” “SQA,” “Geiger”, and “Herman Miller Symbol” trademarks.

      Working Capital Practices The company does not believe that it or the industry in general has any special practices or special conditions affecting working capital items that are significant for an understanding of the company’s business.

      Customer Base No single dealer accounted for more than 5 percent of the company’s net sales in the fiscal year ended June 2, 2001. For fiscal 2001, the largest single end-user customer accounted for approximately 5 percent of the company’s net sales with the 10 largest of such customers accounting for approximately 12 percent of net sales. The company does not believe that its business is dependent on any single or small number of customers, the loss of which would have a materially adverse effect upon the company.

      Backlog of Orders As of June 2, 2001, the company’s backlog of unfilled orders was $224.0 million. At June 3, 2000, the company’s backlog totaled $283.7 million. It is expected that substantially all the orders forming the backlog at June 2, 2001, will be filled during the current fiscal year. Many orders received by the company are reflected in the backlog for only a short period while other orders specify delayed shipments and are carried in the backlog for up to one year. Accordingly, the amount of the backlog at any particular time is not necessarily indicative of the level of net sales for a particular succeeding period.

      Government Contracts Other than standard price reduction and other provisions contained in contracts with the United States government, the company does not believe that any significant portion of its business is subject to material renegotiation of profits or termination of contracts or subcontracts at the election of various government entities.

      Competition All aspects of the company’s business are highly competitive. The principal methods of competition utilized by the company include design, product and service quality, speed of delivery, and product pricing. The company is one of the largest office furniture manufacturers in the world. However, in several of the markets served by the company, it competes with over 400 smaller companies and with several manufacturers that have significantly greater resources and sales. Price competition remained relatively stable from 1997 through 2001.

      Research, Design and Development One of the competitive strengths of the company is its research, design and development programs. Accordingly, the company believes that its research and design activities are of significant importance. Through research, the company seeks to define and clarify customer needs and problems and to design, through innovation where feasible and appropriate, products and services as solutions to these customer needs and problems. The company utilizes both internal and independent research and design resources. Exclusive of royalty payments, approximately $37.2 million, $35.1 million, and $33.4 million was spent by the company on design and research activities in 2001, 2000, and 1999, respectively. Royalties are paid to designers of the company’s products as the products are sold and are not included in research and development costs as they are variable based on product sales.

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

      Human Resources The company considers another of its major competitive strengths to be its human resources. The company stresses individual employee participation and incentives, and believes that this emphasis has helped to attract and retain a capable work force. The company has a human resources group to provide employee recruitment, education and development, and compensation planning and counseling. There have been no work stoppages or labor disputes in the company’s history, and its relations with its employees are considered good. Approximately 589 of the company’s employees are represented by collective bargaining agents, most of whom are employees of its Integrated Metal Technology, Inc., and Herman Miller Limited (U.K.) subsidiaries. As such, these subsidiaries are parties to collective bargaining agreements with these employees.

      As of June 2, 2001, the company employed 9,951 full-time and 314 part-time employees, representing a .8 percent increase in full-time employees and an 18.0 percent decrease in part-time employees compared with June 3, 2000. In addition to its employee work force, the company uses purchased labor to meet uneven demand in its manufacturing operations.

(D)	INFORMATION ABOUT INTERNATIONAL OPERATIONS

The company’s sales in international markets primarily are made to office/institutional customers. Foreign sales mostly consist of office furniture products such as Ethospace and Action Office systems, seating, and storage products. The company is in the following major markets: Canada, Europe, Latin America, and the Asia/Pacific

PROPERTIES
PENDING LEGAL PROCEEDINGS

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

      Additional information with respect to operations by geographic area appears in the note “Operating Segments” of the Notes to the Consolidated Financial Statements set forth on page 40. Fluctuating exchange rates and factors beyond the control of the company, such as tariff and foreign economic policies, may affect future results of international operations.

ITEM 2 PROPERTIES

The company owns or leases facilities which are located throughout the United States and several foreign countries, including Australia, Canada, France, Germany, Italy, Japan, Mexico, and the United Kingdom. The location, square footage, and use of the most significant facilities at June 2, 2001, were as follows:

Owned Locations	Square Footage	Use

Spring Lake, Michigan	921,700	Manufacturing, Warehouse, and Office

Holland, Michigan	850,500	Manufacturing, Distribution, Warehouse, and Office

Zeeland, Michigan	749,000	Manufacturing, Warehouse, and Office

Rocklin, California	338,100	Manufacturing and Warehouse

Holland, Michigan	238,300	Design Center and Office

Leased Locations

Holland, Michigan	369,900	Manufacturing, Distribution, and Warehouse

Canton, Georgia	327,800	Manufacturing and Warehouse

Zeeland, Michigan	303,700	Manufacturing, Warehouse, and Office

Fulton, Georgia	176,700	Manufacturing, Warehouse, and Office

England, U.K	168,900	Manufacturing and Warehouse

Atlanta, Georgia	115,000	Warehouse and Distribution

Mexico	68,100	Manufacturing, Warehouse, and Office

      The company also maintains showrooms or sales offices near most major metropolitan areas throughout North America, Europe, the Middle East, Asia/Pacific, and South America. The company considers its existing facilities to be in excellent condition, efficiently utilized, well suited, and adequate for its design, production, distribution, and selling requirements.

ITEM 3 PENDING LEGAL PROCEEDINGS

The company, for a number of years, has sold various products to the United States Government under General Services Administration (GSA) multiple award schedule contracts. The GSA is permitted to audit the company’s compliance with the GSA contracts. At any point in time, a number of GSA audits are either

SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS EXECUTIVE OFFICERS OF THE REGISTRANT

scheduled or in progress. Management does not expect resolution of the audits to have a material adverse effect on the company’s consolidated financial statements.

      The company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the company’s consolidated financial statements.

ITEM 4 SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended June 2, 2001.

ADDITIONAL ITEM: EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information relating to Executive Officers of the company is as follows:

Name	Age	Year Elected	Position with the Company
		an Executive
		Officer

James E. Christenson	54	1989	Senior Vice President, Legal Services, and Secretary

Robert Frey	58	1996	President, Herman Miller International

David M. Knibbe	46	1997	Executive Vice President, Sales and Distribution

Gary S. Miller	51	1984	Chief Development Officer

Elizabeth A. Nickels	39	2000	Chief Financial Officer

Gary VanSpronsen	45	1998	Executive Vice President, eBusiness

Michael A. Volkema	45	1995	Chairman, President and Chief Executive Officer

Brian C. Walker	39	1996	President, Herman Miller North America

      Except as discussed in this paragraph, each of the named officers has served the company in an executive capacity for more than five years. Mr. Frey joined Herman Miller, Inc., in November 1996, and prior to 1996 was chairman of the board and chief executive officer of Asian operations and an elected executive vice president at Whirlpool Corporation. Mr. Knibbe was the vice president of sales and distribution for Herman Miller, Inc., from March 1996 to May 1997; president of Workplace Resource, Inc., from March 1995 to April 1996; and vice president of sales and distribution for Meridian, Inc., from April 1990 to March 1995. Ms. Nickels joined Herman Miller, Inc., in February 2000, and prior to 2000 was chief financial officer of Universal Forest Products, Inc., for seven years. Mr. VanSpronsen was the president of Miller SQA from January 1998 to September 1998, and vice president and general manager of Miller SQA from June 1992 to December 1997. Mr. Walker was the Chief Financial Officer of Herman Miller, Inc. from March 1996 to February 2000, and before that he served in various finance roles with the company.

PART II
MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

ITEM 5 MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

SHARE PRICE, EARNINGS, AND DIVIDENDS SUMMARY

Herman Miller, Inc., common stock is quoted in the NASDAQ-National Market System (NASDAQ-NMS Symbol: MLHR). As of August 3, 2001, there were approximately 24,000 shareholders of record of the company’s common stock.

Per Share and Unaudited	Market Price	Market Price	Market Price	Earnings	Dividends
	High	Low	Close	Per	Per
				Share–Diluted	Share

YEAR ENDED JUNE 2, 2001

First quarter(1)	$32.813	$25.875	$32.000	$.41	$.03625

Second quarter	32.250	23.625	24.000	.54	.03625

Third quarter	29.375	22.625	25.938	.43	.03625

Fourth quarter	28.050	23.000	26.900	.43	.03625

Year	$32.813	$22.625	$26.900	$1.81	$.14500

YEAR ENDED JUNE 3, 2000

First quarter	$26.250	$20.125	$24.438	$.43	$.03625

Second quarter	25.500	20.938	23.250	.41	.03625

Third quarter	24.125	20.125	20.688	.40	.03625

Fourth quarter	29.750	19.875	29.750	.50	.03625

Year	$29.750	$19.875	$29.750	$1.74	$.14500

(1)   The first quarter of 2001 includes a pre-tax charge of $5.4 million ($3.5 million after tax, or $.05 per diluted share) for the cumulative effect of a change in accounting principle for pensions. Previous to the restatement, diluted earnings per share for the first quarter were $.46.

SELECTED FINANCIAL DATA
REVIEW OF OPERATIONS

ITEM 6 SELECTED FINANCIAL DATA
REVIEW OF OPERATIONS

(In Millions, Except Per Share Data)	2001	2000	1999	1998

OPERATING RESULTS

Net Sales(3)	$2,236.2	$2,010.2	$1,828.4	$1,773.0

Gross Margin(3)	755.7	680.4	641.6	613.0

Selling, General, and Administrative(3)	475.4	404.4	379.3	370.9

Design and Research Expense	44.3	41.3	38.0	33.8

Operating Income	236.0	234.7	224.3	208.3

Income (Loss) Before Income Taxes	225.1	221.8	229.9	209.5

Net Income (Loss)	140.6	139.7	141.8	128.3

Cash Flow from Operating Activities	211.8	202.1	205.6	268.7

Depreciation and Amortization	92.6	77.1	62.1	50.7

Capital Expenditures	105.0	135.7	103.4	73.6

Common Stock Repurchased plus

Cash Dividends Paid	$105.3	$101.6	$179.7	$215.5

KEY RATIOS

Sales Growth(3)	11.2	9.9	3.1	14.8

Gross Margin(1,3)	33.8	33.8	35.1	34.6

Selling, General, and Administrative(1,3)	21.3	20.1	20.7	20.9

Design and Research Expense(1,3)	2.0	2.1	2.1	1.9

Operating Income(1,3)	10.6	11.7	12.3	11.7

Net Income Growth (Decline)	0.6	(1.5)	10.5	72.4

After-Tax Return on Net Sales(3)	6.3	6.9	7.8	7.2

After-Tax Return on Average Assets	14.5	16.5	18.5	16.7

After-Tax Return on Average Equity	43.5	55.5	64.4	49.5

SHARE AND PER SHARE DATA(2)

Earnings per Share-Diluted	$1.81	$1.74	$1.67	$1.39

Cash Dividends Declared per Share	.15	.15	.15	.15

Book Value per Share at Year End	4.63	3.76	2.63	2.66

Market Price per Share at Year End	$26.90	$29.75	$20.19	$27.69

Weighted Average Shares Outstanding-Diluted	77.6	80.5	84.8	92.0

FINANCIAL CONDITION

Total Assets	$996.5	$941.2	$751.5	$784.3

Working Capital(4)	191.6	99.1	55.5	77.2

Current Ratio	1.5	.9	1.0	1.1

Interest-Bearing Debt	259.3	225.6	147.6	130.7

Shareholders’ Equity	351.5	294.5	209.1	231.0

Total Capital	610.8	520.1	356.7	361.7

EBITDA	$334.5	$312.3	$299.3	$268.5

Debt-to-EBITDA Ratio	.8	.7	.5	.5

EBITDA-to-Interest Expense Ratio	19.9	23.3	41.0	32.3

(1)   Shown as a percent of net sales. (2) Retroactively adjusted to reflect two-for-one stock splits occurring in 1998 and 1997. (3) Amounts restated to reflect reclassification of certain expenses to conform to 2001 presentation. (4) Calculated using current assets less non-interest bearing current liabilities.

1997	1996	1995	1994	1993	1992	1991

$1,543.8	$1,325.0	$1,117.8	$983.7	$883.1	$830.5	$906.8

509.5	418.4	362.0	322.9	285.7	265.0	300.9

335.2	299.5	287.4	230.9	217.4	217.3	219.9

29.1	27.5	33.7	30.2	24.5	20.7	23.2

130.7	74.9	9.1	61.8	43.8	2.0	39.2

125.9	70.1	4.0	63.5	42.4	(1.0)	33.2

74.4	45.9	4.3	40.4	22.1	(14.1)	14.1

218.2	124.5	29.9	69.8	82.6	77.0	86.4

48.0	45.0	39.7	33.2	31.6	30.5	32.8

54.5	54.4	63.4	40.3	43.4	32.0	32.6

$110.4	$38.1	$13.6	$38.5	$21.2	$23.6	$18.0

16.5	18.5	13.6	11.4	6.3	(8.4)	0.3

33.0	31.6	32.4	32.8	32.4	31.9	33.2

21.7	22.6	25.7	23.5	24.6	26.2	24.3

1.9	2.1	3.0	3.1	2.8	2.5	2.6

8.5	5.7	0.8	6.3	5.0	0.2	4.3

62.1	967.4	(89.4)	82.8	256.7	(200.0)	(69.7)

4.8	3.5	0.4	4.1	2.5	(1.7)	1.6

10.3	6.8	0.7	7.9	4.6	(2.9)	2.7

25.0	15.4	1.5	13.9	7.8	(4.7)	4.5

$.77	$.46	$.04	$.40	$.22	$(.14)	$.14

.13	.13	.13	.13	.13	.13	.13

3.12	3.12	2.89	3.01	2.84	2.78	3.08

$17.88	$7.72	$5.42	$6.22	$6.41	$4.75	$5.03

96.1	100.5	99.2	101.0	100.0	100.7	102.7

$755.6	$694.9	$659.0	$533.7	$484.3	$471.3	$492.9

135.7	151.8	133.7	106.6	87.8	93.4	135.0

1.4	1.6	1.2	1.3	1.5	1.5	2.1

127.4	131.7	144.2	70.0	39.9	54.0	75.7

287.1	308.1	286.9	296.3	283.9	280.1	314.8

414.5	439.8	431.1	366.3	323.8	334.1	390.5

$182.7	$123.0	$50.1	$98.5	$76.0	$36.4	$76.2

.7	1.1	2.9	.7	.5	1.5	1.0

20.7	15.6	7.9	54.7	38.0	5.3	7.5

the classification of revenues and expenses related to shipping and handling activities. The company adopted EITF 00-10 effective with the fourth quarter 2001 and has restated prior periods to reflect the reclassification to cost of sales of certain shipping and handling related costs which were previously reported as components of net sales and operating expenses.

      Reclassifications Certain prior year information has been reclassified to conform to the current year presentation.

ACQUISITIONS AND DIVESTITURES

The company made several acquisitions during the past three years, all of which were recorded using the purchase method of accounting. Accordingly, the purchase price of these acquisitions has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of the acquisition. The cost of the acquisitions in excess of net identifiable assets acquired has been recorded as goodwill.

      Effective July 30, 1999, the company acquired Geiger Group, Inc. (“Geiger”), a manufacturer of high-quality wood furnishings for the contract furniture industry, including casegoods, freestanding furniture, and seating. The acquisition was completed for $5.0 million in cash and the issuance of 1,312,187 shares of Herman Miller, Inc., stock to Geiger’s shareholders. The excess of purchase price over the estimated fair market value of net assets acquired of approximately $24.8 million was recorded as goodwill. Additional purchase price may be paid based on Geiger’s operating results over the three-year period ending on July 18, 2002. The operating results of Geiger have been included in the consolidated financial statements of the company since the date of acquisition. If this purchase had been effective May 31, 1998, there would have been no material effect on the company’s results of operations and financial condition for fiscal 2000 or 1999.

      During 2001, 2000 and 1999, the company purchased various privately owned North American dealers. The results of the acquisitions were not material to the company’s consolidated operating results.

INVENTORIES

(In Millions)	2001	2000

Finished products	$22.5	$20.5

Work in process	11.1	13.2

Raw materials	22.3	20.0

	$55.9	$53.7

      Inventories are valued at the lower of cost or market and include material, labor, and overhead. The inventories of certain subsidiaries are valued using the last-in, first-out (LIFO) method. The inventories of all other subsidiaries are valued using the first-in, first-out method. Inventories valued using the LIFO method amounted to $16.7 and $18.0 million at June 2, 2001, and June 3, 2000, respectively.

      If all inventories had been valued using the first-in, first-out method, inventories would have been $12.5 and $12.7 million higher than reported at June 2, 2001, and June 3, 2000, respectively.

PREPAID EXPENSES AND OTHER

(In Millions)	2001	2000

Current deferred income taxes	$21.5	$21.3

Other	33.0	27.3

	$54.5	$48.6

ACCRUED LIABILITIES

(In Millions)	2001	2000

Compensation and employee benefits	$51.7	$60.1

Income taxes	33.2	41.7

Unearned revenue	19.1	19.8

Warranty reserves	23.3	23.9

Other	39.1	40.0

	$166.4	$185.5

OTHER LIABILITIES

(In Millions)	2001	2000

Pension benefits	$47.9	$40.9

Postretirement benefits	9.3	9.3

Other	45.3	44.7

	$102.5	$94.9

NOTES PAYABLE

(In Millions)	2001	2000

U.S. dollar currencies	$—	$114.0

Non-U.S. dollar currencies	3.1	8.7

	$3.1	$122.7

      The following information relates to short-term borrowings in 2001:

(In Millions)	Domestic	Foreign

Weighted-average interest rate at June 2, 2001	N/A	5.9%

Weighted-average interest rate at June 3, 2000	6.9%	5.5%

Weighted-average interest rate during 2001	6.8%	6.7%

Unused short-term credit lines	$200.0	$—

      The company has available an unsecured revolving credit loan that provides for $200.0 million. The loan permits borrowings in multiple currencies and matures on April 16, 2005. Outstanding borrowings bear interest, at the option of the company, at rates based on the prime rate, certificates of deposit, LIBOR, or negotiated rates. Interest is payable periodically throughout the period a borrowing is outstanding. During 2001 and 2000, the company borrowed at the LIBOR contractual rate or other negotiated rates.

      In addition to the company’s formal short-term credit lines shown above, the company has available informal lines of credit totaling $20.0 million.

LONG-TERM DEBT

(In Millions)	2001	2000

Series A senior notes, 6.37%, due March 5, 2006	$50.0	$60.0

Series B senior notes, 6.08%, due March 5, 2001	—	15.0

Series C senior notes, 6.52%, due March 5, 2008	15.0	15.0

Debt securities, 7.13%, due March 15, 2011	175.0	—

Other	16.2	12.9

	256.2	102.9

Less current portion	23.3	25.1

	$232.9	$77.8

      The company has a private placement of $100.0 million of senior notes with seven insurance companies of which $65.0 million was outstanding at June 2, 2001. The Series C notes have interest-only payments until March 5, 2004.

      Provisions of the senior notes and the unsecured senior revolving credit loan restrict, without prior consent, the company’s borrowings, long-term leases, and sale of certain assets. In addition, the company has agreed to maintain certain financial performance ratios, which are based on earnings before taxes, interest expense, depreciation and amortization. At June 2, 2001, the company was in compliance with all of these provisions.

      On May 5, 2000, the company filed a shelf registration on a form S-3 registration statement with the Securities and Exchange Commission (SEC), under file number 333-36442, for the sale of up to $300 million in debt securities. The form S-3 registration statement was declared effective on June 2, 2000. On March 6, 2001, debt securities totaling $175 million, of the $300 million registered, were sold. These Notes mature on March 15, 2011, and bear an annual interest rate of 7.125 percent, with interest payments due semi-annually. The net proceeds from the sale of these securities were used for the repayment of outstanding domestic borrowings under the company’s revolving credit facility and for general corporate purposes.

      Annual maturities of long-term debt for the five years subsequent to June 2, 2001 (in millions), are as follows: 2002–$23.3; 2003–$10.7; 2004–$13.7; 2005–$13.7; 2006–$13.7; thereafter–$181.1.

OPERATING LEASES

The company leases real property and equipment under agreements that expire on various dates. Certain leases contain renewal provisions and generally require the company to pay utilities, insurance, taxes, and other operating expenses.

      Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of June 2, 2001, are as follows (in millions): 2002–$26.7; 2003–$21.0; 2004–$16.8; 2005–$12.3; 2006–$8.2; thereafter–$1.7.

      Total rental expense charged to operations was $32.4, $28.3, and $17.6 million in 2001, 2000, and 1999, respectively. Substantially all such rental expense represented the minimum rental payments under operating leases.

EMPLOYEE BENEFIT PLANS

The company maintains plans which provide retirement benefits for substantially all employees.

      Pension Plans The principal domestic plan is a defined-benefit plan with benefits determined by a cash-balance calculation. Benefits under this plan are based upon an employee’s years of service and earnings.

      In addition to the domestic plan and the retiree healthcare and life insurance plan, one of Herman Miller, Inc.’s wholly owned foreign subsidiaries has a defined-benefit pension plan which is based upon an average final pay benefit calculation. The plan has not been amended and is included in the following information.

      During the fourth quarter of 2001, the company changed its method of determining the market-related value of its plan assets from the fair-value method to a calculated-value method, which recognizes the changes in the fair value of the plan assets on a systematic basis over a five-year period. This new method provides for better matching of the value of plan assets and liabilities under the cash balance retirement plan. Additionally, this method is consistent with that being used by many other manufacturing companies. The impact of this change is reported as a change in accounting principle for pensions, with a cumulative, pre-tax charge of $5.4 million, recorded retroactively, to the beginning of fiscal year 2001.

(In Millions)	Pension Benefits		Postretirement Benefits

	2001	2000	2001	2000

Change in benefit obligations

Benefit obligations at beginning of year	$231.0	$217.4	$10.4	$10.8

Service cost	12.4	10.8	—	—

Interest cost	16.6	15.8	.8	.7

Actuarial (gain) loss	(8.1)	(2.1)	1.5	(.1)

Benefits paid	(11.7)	(10.9)	(1.1)	(1.0)

Benefit obligations at end of year	240.2	231.0	11.6	10.4

Change in plan assets

Fair value of plan assets at beginning of year	288.5	252.1	—	—

Actual return on plan assets	(58.1)	45.6	—	—

Employer contribution	2.3	1.7	1.1	1.0

Benefits paid	(11.7)	(10.9)	(1.1)	(1.0)

Fair value of plan assets at end of year	221.0	288.5	—	—

Funded status	(20.6)	57.5	(11.6)	(10.4)

Unrecognized transition amount	(.4)	(.9)	—	—

Change in unrecognized net loss from revaluation of market-related value of assets	5.4	—	—	—

Unrecognized net actuarial (gain) loss	5.5	(59.3)	1.9	.4

Unrecognized prior service cost	(35.2)	(38.2)	.6	.7

Accrued benefit cost	$(45.3)	$(40.9)	$(9.1)	$(9.3)

Weighted average assumptions

Discount rate	7.25%	7.75%	7.25%	7.75%

Expected return on plan assets	9.50%	9.00%	N/A	N/A

Rate of compensation increase	4.50%	5.00%	N/A	N/A

      For measurement purposes, a 10.0 percent annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2001. The rate was assumed to decrease gradually to 5.5 percent by 2010 and remain at that level thereafter.

(In Millions)	Pension Benefits			Postretirement Benefits

	2001	2000	1999	2001	2000	1999

Components of net periodic benefit cost:

Service cost	$12.4	$10.8	$11.5	$—	$—	$—

Interest cost	16.6	15.8	14.3	.8	.7	.7

Expected return on plan assets	(22.9)	(23.1)	(20.9)	—	—	—

Net amortization	(4.4)	(3.0)	(4.2)	.1	.1	.1

Net periodic benefit cost	$1.7	$.5	$.7	$.9	$.8	$.8

      A one-percentage-point increase in assumed healthcare cost trend rates would have increased the accumulated postretirement benefit obligation at June 2, 2001 by $.7 million. A one-percentage-point decrease would have decreased the accumulated postretirement benefit obligation at June 2, 2001 by $.6 million.

      Plan assets consist primarily of listed common stocks, mutual funds, and corporate obligations. Plan assets at both June 2, 2001 and June 3, 2000 included 1,043,619 shares of Herman Miller, Inc., common stock.

      Profit Sharing and 401(k) Plan Domestically, Herman Miller, Inc. has a trusteed profit sharing plan that includes substantially all employees. These employees are eligible to begin participating at the beginning of the quarter following their date of hire. The plan provides for discretionary contributions (payable in the company’s common stock) of not more than 6.0 percent of employees’ wages based on the company’s EVA performance. The cost of the plan charged against operations was $5.4, $5.6, and $14.0 million in 2001, 2000, and 1999, respectively.

      Effective December 1, 1998, the company began to match the employees’ contributions to their 401(k) accounts. The amount matched is equal to half of the employees’ contribution up to the first 6.0 percent of the employees’ pay. The company’s contributions charged against operations were $2.9, $3.2, and $2.9 million in fiscal 2001, 2000, and 1999, respectively.

COMMON STOCK AND PER SHARE INFORMATION

The following table reconciles the numerators and denominators used in the calculations of basic and diluted EPS for each of the last three years:

(In Millions, Except Shares)	2001	2000	1999

Numerators:

Numerators for both basic and diluted EPS, net income	$140.6	$139.7	$141.8

Denominators:

Denominators for basic EPS,

weighted-average common shares outstanding	76,663,746	79,526,026	83,734,707

Potentially dilutive shares resulting from stock option plans	983,565	1,005,257	1,096,375

Denominator for diluted EPS	77,647,311	80,531,283	84,831,082

      Certain exercisable stock options were not included in the computations of diluted EPS because the option prices were greater than average quarterly market prices for the periods presented. The number of stock options outstanding at the end of each year presented which were not included in the calculation of diluted EPS and the ranges of exercise prices were: 2,406,140 at $25.81—$32.50 in 2001; 1,368,832 at $26.75—$32.50 in 2000; and 3,346,421 at $19.88—$32.50 in 1999.

STOCK PLANS

Under the terms of the company’s 1995 Employee Stock Purchase Plan, 4.1 million shares of authorized common stock were reserved for purchase by plan participants at 85.0 percent of the market price. At June 2, 2001, 2,740,062 shares remained available for purchase through the plan, and there were 9,823 employees eligible to participate in the plan, of which 2,880, or 29.3 percent, were participants. During 2001, 2000, and 1999, employees purchased 204,223 shares for the weighted-average fair value of $22.84; 214,307 shares for the weighted-average fair value of $20.51; and 253,076 shares for the weighted-average fair value of $17.37, respectively.

      The company has stock option plans under which options are granted to employees and nonemployee officers and directors at a price not less than the market price of the company’s common stock on the date of grant. All options become exercisable between one year and four years from date of grant and expire 10 years from date of grant. At June 2, 2001, there were 166 employees and 10 nonemployee officers and directors eligible. At June 2, 2001, there were 3,366,863 shares available for future options.

      The company’s Long-Term Incentive Plan, along with the Nonemployee Officer and Director Stock Option Plan, authorizes reload options. Reload options provide for the purchase of shares equal to the number of shares delivered upon exercise of the original options plus the number of shares delivered to satisfy the tax liability incurred in the exercise. The reload options retain the expiration date of the original options; however, the exercise price must equal the fair market value on the date the reload options are granted. During fiscal 2001, 2000, and 1999, 357,517, 260,018, and 252,998 reload options, respectively, were automatically granted.

      A summary of shares subject to options follows:

		2001		2000		1999
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	2001	Exercise	2000	Exercise	1999	Exercise
	Shares	Prices	Shares	Prices	Shares	Prices

Outstanding at beginning of year:	5,238,504	$20.89	4,899,767	$19.67	3,463,814	$14.19

Granted	1,910,206	$26.17	1,344,900	$23.98	2,174,247	$26.50

Exercised	(782,357)	$17.95	(685,983)	$16.11	(676,584)	$13.01

Terminated	(101,333)	$26.10	(320,180)	$25.47	(61,710)	$25.86

Outstanding at end of year:	6,265,020	$22.78	5,238,504	$20.89	4,899,767	$19.67

Exercisable at end of year:	3,685,579	$21.11	3,279,665	$19.35	2,744,960	$14.33

Weighted-average fair-market

value of options granted		$9.96		$8.86		$8.71

A summary of stock options outstanding at June 2, 2001, follows:

	Outstanding Stock Options			Exercisable Stock Options

	Shares	Weighted-	Weighted-	Shares	Weighted-
		Average	Average		Average
		Remaining	Exercise		Exercise
		Contractual	Prices		Prices
		Life

$4.66—$22.50	2,134,160	5.49 years	$15.17	1,481,660	$12.02

$23.19—$27.36	2,879,622	8.32 years	$25.46	962,281	$24.16

$27.50—$32.50	1,251,238	6.62 years	$29.61	1,241,638	$29.61

Total	6,265,020	7.02 years	$22.78	3,685,579	$21.11

      The company accounts for its employee stock purchase plan and its stock option plans under APB Opinion 25; therefore, no compensation costs are recognized when employees purchase stock or when stock options are granted or exercised. If compensation costs had been computed under SFAS No. 123, “Accounting for Stock-Based Compensation,” the company’s net income and earnings per share would have been reduced by approximately $12.2 million, or $.16 per share in 2001, $7.5 million, or $.09 per share in 2000, and $12.8 million, or $.15 per share in 1999.

      For purposes of computing compensation costs of stock options granted, the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2001	2000	1999

Risk-free interest rates	4.46%—6.26%	5.50%–6.71%	4.39%–5.48%

Expected term of options	3 years	3–4 years	3–5 years

Expected volatility	49%—50%	46%–50%	37%–46%

Dividend yield	.5%	.5%	.5%

      Black-Scholes is a widely accepted stock option pricing model; however, the ultimate value of stock options granted will be determined by the actual lives of options granted and future price levels of the company’s common stock.

KEY EXECUTIVE AND DIRECTOR STOCK PROGRAMS

Restricted Stock Grants The company grants restricted common stock to certain key employees. Shares are awarded in the name of the employee, who has all rights of a shareholder, subject to certain restrictions on transferability and a risk of forfeiture. The forfeiture provisions on the awards expire annually, over a period not to exceed six years, as certain financial goals are achieved. During fiscal 2001, 49,841 shares were granted under the company’s long-term incentive plan, no shares were forfeited, and the forfeiture provisions expired on 18,848 shares. As of June 2, 2001, 41,531 shares remained subject to forfeiture provisions and restrictions on transferability. During fiscal 2000, 10,513 shares were granted, 1,980 shares were forfeited, and the forfeiture provisions expired on 63,894 shares. During fiscal 1999, 8,100 shares were granted, none were forfeited, and the forfeiture provisions expired on 72,174 shares.

      The remaining shares subject to forfeiture provisions have been recorded as unearned stock grant compensation and are included as a separate component of shareholders’ equity under the caption Key Executive Stock Programs. The unearned compensation is being charged to selling, general, and administrative expense over the five-year vesting period and was $1.1, $.7, and $1.2 million in 2001, 2000, and 1999, respectively.

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

      Key Executive Stock Purchase Assistance Plan The company adopted a key executive stock purchase assistance plan whereby the company may extend credit to officers and key executives to purchase the company’s stock through the exercise of options or on the open market. These loans are secured by the shares acquired and are repayable under full recourse promissory notes. The sale or transfer of shares is restricted for five years after the loan is fully paid. The plan provides for the key executives to earn repayment of a portion of the notes, including interest, based on meeting annual performance objectives as set forth by the Executive Compensation Committee of the Board of Directors. The notes bear interest at 7.0 percent per annum. Interest is payable annually and principal is due on various dates through September 1, 2008. As of June 2, 2001, the notes outstanding relating to the exercise of options were $.1 million. Notes outstanding related to open-market purchases were $2.3 million and are recorded in other assets. Compensation expense related to earned repayment was $.2 million in 2001, $.4 million in 2000, and $1.7 million in 1999.

      Director Fees During fiscal 2000, the Board of Directors approved a plan that allows the Board members to elect to receive their director fees in one or more of the following forms: cash, deferred compensation in the form of shares, unrestricted company stock at the market value at the date of election, or stock options that vest in one year and expire in ten years. The stock options are granted at a price not less than the market price of the company’s common stock on the date of grant. Under the plan, the Board members received 42,150 options, 7,710 unrestricted shares, and 11,243 shares through the deferred compensation program during fiscal 2001. In fiscal 2000, Board members received 20,530 options, 6,144 unrestricted shares, and 55,070 shares through the deferred compensation program.

INCOME TAXES

The components of income from continuing operations before income taxes and cumulative effect of change in accounting are as follows:

(In Millions)	2001	2000	1999

Domestic	$204.8	$198.7	$206.0

Foreign	20.3	23.1	23.9

	$225.1	$221.8	$229.9

      The provision for income taxes consisted of the following:

(In Millions)	2001	2000	1999

Current: Domestic—Federal	$68.0	$67.6	$62.5

Domestic—State	4.5	3.6	4.2

Foreign	7.2	8.9	7.9

	79.7	80.1	74.6

Deferred: Domestic—Federal	.7	1.9	13.7

Domestic—State	.3	.2	(.3)

Foreign	.3	(.1)	.1

	1.3	2.0	13.5

Total income tax provision	$81.0	$82.1	$88.1

      The following table represents a reconciliation of income taxes at the United States statutory rate with the effective tax rate as follows:

(In Millions)	2001	2000	1999

Income taxes computed at the United States statutory rate of 35%	$78.8	$77.6	$80.5

Increase (decrease) in taxes resulting from:

Corporate-owned life insurance	—	—	7.6

State taxes, net	3.1	2.5	2.5
Other	(.9)	2.0	(2.5)

	$81.0	$82.1	$88.1

      The tax effects and types of temporary differences that give rise to significant components of the deferred tax assets and liabilities at June 2, 2001, and June 3, 2000, are presented below:

(In Millions)	2001	2000

Deferred tax assets:

Foreign net operating loss carryforwards	$—	$.8

Book over tax loss on sale of fixed assets	6.6	6.1

Compensation-related accruals	12.6	11.6

Accrued pension and postretirement benefit obligations	20.2	18.6

Reserves for inventory	3.3	5.0

Reserves for uncollectible accounts and notes receivable	5.4	3.4

Other	25.4	29.2

Valuation allowance	—	(.8)

	$73.5	$73.9

Deferred tax liabilities:

Book basis in property in excess of tax basis	$(12.5)	$(13.7)

Capitalized software costs	(23.0)	(22.1)

Prepaid employee benefits	(3.4)	(2.9)

Other	(9.4)	(8.7)

	$(48.3)	$(47.4)

      The company has not provided for United States income taxes on undistributed earnings of foreign subsidiaries totaling $65.4 million. Recording of deferred income taxes on these undistributed earnings is not required, since these earnings have been permanently reinvested. These amounts would be subject to possible U.S. taxation only if remitted as dividends. The determination of the hypothetical amount of unrecognized deferred U.S. taxes on undistributed earnings of foreign entities is not practicable.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of the company’s financial instruments included in current assets and current liabilities approximates their fair value due to their short-term nature. The fair value of the notes receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of June 2, 2001, and June 3, 2000, the fair value of the notes receivable approximated the carrying value. The company intends to hold these notes to maturity and has recorded allowances to reflect the terms negotiated for carrying value purposes. As of June 2, 2001, the carrying value of the company’s long-term debt including current maturities was $256.2 million with a corresponding fair market value of $252.2 million. At June 3, 2000, the carrying value and fair market value was $102.9 million and $99.9 million, respectively.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The company utilizes derivative financial instruments to manage its exposure to foreign currency volatility at the transactional level. The majority of these contracts relate to major currencies such as the Japanese yen, the Australian dollar, and the British pound. The exposure to credit risk is minimal, since the counterparties are major financial institutions. The market risk exposure is essentially limited to currency rate movements. The gains or losses arising from these financial instruments are applied to offset exchange gains or losses on related hedged exposures. Realized gains or losses in 2000, 1999, and 1998 were not material to the company’s results of operations. At June 2, 2001, and June 3, 2000, the company had no outstanding derivative financial instruments.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The following table presents the adjustments to reconcile net income to net cash provided by operating activities:

(In Millions)	2001	2000	1999

Depreciation and amortization	$92.6	$77.1	$62.1

Provision for losses on accounts and notes receivable	6.6	3.2	4.4

Loss (gain) on sales of property and equipment	5.4	5.0	(6.9)

Deferred taxes	1.3	2.0	13.5

Other liabilities	4.9	(5.7)	4.5

Stock grants earned	1.1	.7	1.2

Changes in current assets and liabilities:

Decrease (increase) in assets:

Accounts receivable	10.6	(24.6)	5.4

Inventories	(2.0)	(14.8)	15.2

Prepaid expenses and other	(5.7)	(2.3)	(6.5)

Increase (decrease) in liabilities:

Accounts payable	(19.3)	25.4	(11.7)

Accrued liabilities	(27.8)	(3.6)	(17.4)

Total changes in current assets and liabilities	(44.2)	(19.9)	(15.0)

Total adjustments	$67.7	$62.4	$63.8

      Cash payments for interest and income taxes were as follows:

(In Millions)	2001	2000	1999

Interest paid	$13.5	$12.0	$8.1

Income taxes paid	$80.1	$75.8	$78.7

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

      Sales to customers are attributed to the geographic areas based on the location of the customer. Long-lived assets consist of property and equipment. Geographic information is as follows:

(In Millions)	2001	2000	1999

Net sales:

United States	$1,889.2	$1,723.6	$1,565.1

International	347.0	286.6	263.3

	$2,236.2	$2,010.2	$1,828.4

Long-lived assets:

United States	$396.8	$386.9	$305.4

International	12.2	11.8	11.3

	$409.0	$398.7	$316.7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Herman Miller, Inc.:

We have audited the accompanying consolidated balance sheets of Herman Miller, Inc., (a Michigan Corporation) and subsidiaries as of June 2, 2001, and June 3, 2000, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended June 2, 2001. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Herman Miller, Inc., and subsidiaries as of June 2, 2001 and June 3, 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 2, 2001, in conformity with accounting principles generally accepted in the United States.

      As explained in the Employee Benefit Plans note to the consolidated financial statements, effective June 4, 2000, Herman Miller, Inc. changed its method of accounting for pensions.

Arthur Andersen LLP     Grand Rapids, Michigan     June 25, 2001

MANAGEMENT’S REPORT ON FINANCIAL STATEMENTS
DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

MANAGEMENT’S REPORT ON FINANCIAL STATEMENTS

The consolidated financial statements of Herman Miller, Inc., and subsidiaries were prepared by, and are the responsibility of, management. The statements have been prepared in conformity with accounting principles generally accepted in the United States appropriate in the circumstances and include amounts that are based on management’s best estimates and judgments.

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

      The consolidated financial statements have been audited by the independent public accounting firm Arthur Andersen LLP, whose appointment is ratified annually by shareholders at the annual shareholders’ meeting. The independent public accountants conduct a review of internal accounting controls to the extent required by auditing standards generally accepted in the United States and perform such tests and related procedures as they deem necessary to arrive at an opinion on the fairness of the financial statements.

      The Audit Committee of the Board of Directors, composed solely of directors from outside the company, regularly meets with the independent public accountants, management, and the internal auditors to satisfy itself that they are properly discharging their responsibilities. The independent public accountants have unrestricted access to the Audit Committee, without management present, to discuss the results of their audit and the quality of financial reporting and internal accounting control.

Michael A. Volkema, Chairman, President, and Chief Executive Officer     June 25, 2001
Elizabeth A. Nickels, Chief Financial Officer     June 25, 2001

ITEM 9   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No changes in, or disagreements with, accountants referenced in Item 304 of Regulation S-K occurred during the 24-month period ended June 2, 2001.

PART III

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE COMPENSATION

ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of Registrant Information relating to directors and director nominees of the registrant is contained under the caption “Director and Executive Officer Information,” in the company’s definitive Proxy Statement, dated August 23, 2001, relating to the company’s 2001 Annual Meeting of Shareholders and the information within that section is incorporated by reference. Information relating to Executive Officers of the company is included in Part I hereof entitled “Executive Officers of the Registrant.”

      There are no family relationships between or among the above-named executive officers. There are no arrangements or understandings between any of the above-named officers pursuant to which any of them was named an officer.

ITEM 11   EXECUTIVE COMPENSATION

Information relating to management remuneration is contained under the tables and discussions on page 15 in the company’s definitive Proxy Statement, dated August 23, 2001, relating to the company’s 2001 Annual Meeting of Shareholders, and the information within those sections is incorporated by reference, however, the information under the captions, “Executive Compensation Committee Report” and the “Shareholder Return Performance Graph” are specifically excluded.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The sections entitled “Voting Securities and Principal Shareholders” and “Director and Executive Officer Information” in the definitive Proxy Statement, dated August 23, 2001, relating to the company’s 2001 Annual Meeting of Shareholders and the information within those sections is incorporated by reference.

ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions contained under the captions “Director and Executive Officer Information” and “Compensation of Board Members and Non-Employee Officers” in the definitive Proxy Statement, dated August 23, 2001, relating to the company’s 2001 Annual Meeting of Shareholders is incorporated by reference.

PART IV

EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(A) 1. FINANCIAL STATEMENTS

The following consolidated financial statements of the company are included in this Form 10-K on the pages noted:

22	Consolidated Statements of Income

23	Consolidated Balance Sheets

24	Consolidated Statements of Shareholders’ Equity

25	Consolidated Statements of Cash Flows

26	Notes to Consolidated Financial Statements

41	Report of Independent Public Accountants

42	Management’s Report on Financial Statements

(A) 2. FINANCIAL STATEMENT SCHEDULE

The following financial statement schedule and related Report of Independent Public Accountants on the Financial Statement Schedule are included in this Form 10-K on the pages noted:

46	Report of Independent Public Accountants on Financial Statement Schedule

48	Schedule II Valuation and Qualifying

Accounts and Reserves for the Years Ended June 2, 2001; June 3, 2000; and May 29, 1999

      All other schedules required by Form 10-K Annual Report have been omitted because they were inapplicable, included in the notes to consolidated financial statements, or otherwise not required under instructions contained in Regulation S-X.

(A) 3. EXHIBITS

Reference is made to the Exhibit Index which is included in this Form 10-K Annual Report.

(B) REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the fourth quarter of the year ended June 2, 2001.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors of Herman Miller, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Herman Miller, Inc., and subsidiaries included in this Form 10-K, and have issued our report thereon dated June 25, 2001. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed at Item 14(a)2 above is the responsibility of the company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP
Grand Rapids, Michigan June 25, 2001

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERMAN MILLER, INC

/s/	Michael A. Volkema	/s/	Elizabeth A. Nickels

By	Michael A. Volkema (Chairman, President, and Chief Executive Officer)		Elizabeth A. Nickels (Chief Financial Officer)

Date: August 20, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on August 20, 2001, by the following persons on behalf of the Registrant in the capacities indicated. Each Director of the Registrant, whose signature appears below, hereby appoints Michael A. Volkema as his attorney-in-fact, to sign in his name and on his behalf, as a Director of the Registrant, and to file with the Commission any and all amendments to this Report on Form 10-K.

/s/	Michael A. Volkema	/s/	Thomas C. Pratt

	Michael A. Volkema (Chairman, President, and Chief Executive Officer)		Thomas C. Pratt (Director)

/s/	David O. Ulrich	/s/	E. David Crockett

	David O. Ulrich (Director)		E. David Crockett (Director)

/s/	Dorothy A. Terrell	/s/	Lord Griffiths of Fforestfach

	Dorothy A. Terrell (Director)		Lord Griffiths of Fforestfach (Director)

/s/	J. Harold Chandler	/s/	C. William Pollard

	J. Harold Chandler (Director)		C. William Pollard (Director)

/s/	Mary Vermeer Andringa	/s/	Ruth A. Reister

	Mary Vermeer Andringa (Director)		Ruth A. Reister (Director)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

HERMAN MILLER, INC., AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C

Description (In Millions)		Additions		Increased
	Balance at	charged to		net
	beginning	costs and	Acquired	operating
	of period	expenses	reserves	losses

Year ended June 2, 2001:

Allowance for possible losses on accounts receivable	$17.7	$6.6	$.1	$—

Allowance for possible losses on notes receivable	$4.2	$—	$—	$—

Valuation allowance for deferred tax asset	$.8	$—	$—	$—

Year ended June 3, 2000:

Allowance for possible losses on accounts receivable	$14.1	$3.2	$.7	$—

Allowance for possible losses on notes receivable	$5.5	$—	$—	$—

Valuation allowance for deferred tax asset	$1.1	$—	$—	$—

Year ended May 29, 1999:

Allowance for possible losses on accounts receivable	$13.8	$3.2	$—	$—

Allowance for possible losses on notes receivable	$8.5	$1.2	$—	$—

Valuation allowance for deferred tax asset	$8.1	$—	$—	$.2

[Additional columns below]

[Continued from above table, first column(s) repeated]

Column A	Column D			Column E

Description (In Millions)	Uncollectible	Deducted
	accounts	from		Balance at
	written	costs and	Losses	end of
	off, net(1)	expenses	utilized(2)	period

Year ended June 2, 2001:

Allowance for possible losses on accounts receivable	$5.3	$—	$—	$19.1

Allowance for possible losses on notes receivable	$—	$1.6	$—	$2.6

Valuation allowance for deferred tax asset	$—	$—	$.8	$—

Year ended June 3, 2000:

Allowance for possible losses on accounts receivable	$.3	$—	$—	$17.7

Allowance for possible losses on notes receivable	$—	$1.3	$—	$4.2

Valuation allowance for deferred tax asset	$—	$—	$.3	$.8

Year ended May 29, 1999:

Allowance for possible losses on accounts receivable	$2.9	$—	$—	$14.1

Allowance for possible losses on notes receivable	$4.2	$—	$—	$5.5

Valuation allowance for deferred tax asset	$—	$—	$7.2	$1.1

(1)	Includes effects of foreign currency translation. (2) Includes utilization of capital and net operating losses. In 1999, this includes write-off of net operating loss carryforwards that cannot be utilized.

EXHIBIT INDEX

HERMAN MILLER, INC., AND SUBSIDIARIES
EXHIBIT INDEX

(3)	Articles of Incorporation and Bylaws

	(a)	Articles of Incorporation are incorporated by reference to Exhibit 3(a) and 3(b) of the Registrant’s 1986 Form 10-K Annual Report.

	(b)	Certificate of Amendment to the Articles of Incorporation, dated October 15, 1987, are incorporated by reference to Exhibit 3(b) of the Registrant’s 1988 Form 10-K Annual Report.

	(c)	Certificate of Amendment to the Articles of Incorporation, dated May 10, 1988, are incorporated by reference to Exhibit 3(c) of the Registrant’s 1988 Form 10-K Annual Report.

	(d)	Amended and Restated Bylaws, dated January 6, 1997, are incorporated by reference to Exhibit 3(d) of the Registrant’s 1997 Form 10-K Annual Report.

(4)	Instruments Defining the Rights of Security Holders

	(a)	Specimen copy of Herman Miller, Inc., common stock is incorporated by reference to Exhibit 4(a) of Registrant’s 1981 Form 10-K Annual Report.

	(b)	Note Purchase Agreement dated March 1, 1996, is incorporated by reference to Exhibit 4(b) of the Registrant’s 1996 Form 10-K Annual Report.

	(c)	First Amendment to the Note Purchase Agreement dated February 11, 1999, is incorporated by reference to Exhibit 4(c) of the Registrant’s 1999 Form 10-K Annual Report.

	(d)	Other instruments which define the rights of holders of long-term debt individually represent debt of less than 10% of total assets. In accordance with item 601(b)(4)(iii)(A) of regulation S-K, the Registrant agrees to furnish to the Commission copies of such agreements upon request.

	(e)	Dividend Reinvestment Plan for Shareholders of Herman Miller, Inc., dated January 6, 1997, is incorporated by reference to Exhibit 4(d) of the Registrant’s 1997 Form 10-K Annual Report.

	(f)	Form of indenture for registration of debt securities, incorporated by reference to exhibit 4.1 of the company’s registration statement on form S-3, file number 333-36442.

(10)	Material Contracts

	(a)	Officers’ Supplemental Retirement Income Plan is incorporated by reference to Exhibit 10(f) of the Registrant’s 1986 Form 10-K Annual Report. *

	(b)	Officers’ Salary Continuation Plan is incorporated by reference to Exhibit 10(g) of the Registrant’s 1982 Form 10-K Annual Report. *

	(c)	Herman Miller, Inc., Plan for Severance Compensation after Hostile Takeover is incorporated by reference to Exhibit 10(f) of the Registrant’s 1986 Form 10-K Annual Report. *

	(d)	Amended Herman Miller, Inc., Plan for Severance Compensation after Hostile Takeover, dated January 17, 1990, is incorporated by reference to Exhibit 10(n) of the Registrant’s 1990 Form 10-K Annual Report. *

	(e)	Herman Miller, Inc., 1994 Key Executive Stock Purchase Assistant Plan, dated October 6, 1994, is incorporated by reference to Appendix C of the Registrant’s 1994 Proxy Statement. *

	(f)	First Amendment to the Herman Miller, Inc., 1994 Key Executive Stock Purchase Assistant Plan, dated April 28, 1998, is incorporated by reference to Exhibit 10(g) of the Registrant’s 1998 Form 10-K Annual Report. *

(g)	Incentive Share Grant Agreement, dated October 4, 1995, between the company and Michael A. Volkema is incorporated by reference to Exhibit 10(g) of the Registrant’s 1996 Form 10-K Annual Report. *

(h)	Incentive Share Grant Agreement, dated May 15, 1996, between the company and Michael A. Volkema is incorporated by reference to Exhibit 10(h) of the Registrant’s 1996 Form 10-K Annual Report. *
(i)	Herman Miller, Inc., Long-Term Incentive Plan, dated October 6, 1994, is incorporated by reference to Exhibit 4 of the Registrant’s May 22, 1996, Form S-8 Registration No. 33-04369.*

(j)	Herman Miller, Inc., 1994 Nonemployee Officer and Director Stock Option Plan, dated October 6, 1994, is incorporated by reference to Exhibit 4 of the Registrant’s May 22, 1996, Form S-8 Registration No. 33-04367. *

(k)	First Amendment to Herman Miller, Inc., 1994 Nonemployee Officer and Director Stock Option Plan, dated January 7, 1997, is incorporated by reference to Exhibit 10(m) of the Registrant’s 1998 Form 10-K Annual Report. *

(l)	Herman Miller, Inc., Key Executive Deferred Compensation Plan and form of Deferred Compensation Agreement, dated February 28, 1997, is incorporated by reference to Exhibit 10(l) of the Registrant’s 1997 Form 10-K Annual Report.

(m)	First Amendment to the Herman Miller, Inc., Key Executive Deferred Compensation Plan, dated January 20, 1998, is incorporated by reference to Exhibit 10(o) of the Registrant’s 1998 Form 10-K Annual Report.

(n)	Herman Miller, Inc., Incentive Cash Bonus Plan, dated September 29, 1998, is incorporated by reference to Appendix A of the Registrant’s 1998 Proxy Statement.*

(o)	Credit Agreement dated April 16, 1999, is incorporated by reference to Exhibit 10(o) of the Registrant’s 1999 Form 10-K Annual Report.

(p)	Form of Change in Control Agreement.

(q)	Change in Control Agreement for Michael A. Volkema.

(18) Letter Regarding Change in Accounting Principles.

(21) Subsidiaries.

(23) Consent of Independent Public Accountants

(27) Financial Data Schedule (exhibit available upon request)

* Denotes compensatory plan or arrangement.