Form 10-K/A
period 2001-06-02
MILLER HERMAN INC
filed 2001-08-21
CIK 66382

UNITED STATES SECURITIES AND EXCHANGE COMMISSION    WASHINGTON, DC 20549

FORM 10-K/A

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
PROPERTIES PENDING LEGAL PROCEEDINGS
SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS EXECUTIVE OFFICERS OF THE REGISTRANT
PART II MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
SELECTED FINANCIAL DATA REVIEW OF OPERATIONS
GRAPHIC REVIEW OF OPERATIONS
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

GRAPHIC REVIEW OF OPERATIONS

Earnings per share
in dollars

.77
1.39
1.67
1.74
1.81
97
98
99
00
01

EVA
in millions of dollars

40.9
78.4
91.1
87.9
76.0
97
98
99
00
01

Net Sales
in billions of dollars

1.54
1.77
1.83
2.01
2.24
97
98
99
00
01

Domestic Sales Growth
as a percent

Herman Miller
Bifma
19.2
16.6
4.2
10.1
9.6
97
98
99
00
01
10.1
11.9
3.1
4.4
1.9
97
98
99
00
01

International Net Sales
in millions of dollars

259
275
263
287
347
97
98
99
00
01

Gross Margin
as a percent of net sales

33.0
34.6
35.1
33.8
33.8
97
98
99
00
01

Operating Expenses
as a percent of net sales

23.6
22.8
22.8
22.2
23.2
97
98
99
00
01

Operating Income
as a percent of net sales

8.5
11.7
12.3
11.7
10.6
97
98
99
00
01

Cash Flow from Operating Activities
in millions of dollars

218
269
206
202
212
97
98
99
00
01

EBITDA
in millions of dollars

183
269
299
312
335
97
98
99
00
01

Return on Assets
as a percent

10.3
16.7
18.5
16.5
14.5
97
98
99
00
01

Total Cash Returned to Shareholders
in millions of dollars

110
216
180
102
105
97
98
99
00
01

Total Return to Shareholders
as a percent

Herman Miller
S&P 500
133.3
55.7
(26.6)
48.0
(9.1)
97
98
99
00
01
29.5
30.6
21.0
10.5
(13.1)
97
98
99
00
01

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the issues discussed in Management’s Discussion and Analysis in conjunction with the company’s consolidated financial statements and the notes to the consolidated financial statements included in the company’s Form 10-K.

      In the following financial statements and management discussion, all amounts are restated to reflect the following changes related to accounting classification and methods.

      First, to comply with a recent Emerging Issues Task Force ruling, we were required to change the classification for certain shipping and handling costs. This change had the effect of increasing net sales, increasing cost of sales, and decreasing operating expenses. This change is purely a reclassification of expense and does not change net income. Financial statements and referenced amounts throughout this discussion have been restated to reflect this change.

      Second, the company changed the method of accounting for its pension plan. This change resulted in an after-tax charge to income of $3.5 million or $.05 per share, which retroactively affected the first quarter of fiscal 2001. The new method of accounting uses a calculated value method over five years to determine the market-related value of the plan assets. This new method provides for better matching of the value of plan assets and liabilities under our cash balance retirement plan. Additionally, this method is consistent with that being used by many other manufacturing companies.

OVERVIEW

We had another record-setting year at Herman Miller in a number of categories, including sales, orders, and earnings per share. The overall economic downturn split the year into two distinct six-month periods. The first six months saw significant growth, exceeding a 23 percent increase in revenues. This pace was more than double the industry growth level and provided another indication of our ability to gain market share through new strategic initiatives. Some of the gain in revenue was attributable to high levels of orders placed toward the end of fiscal 2000. As the general economy weakened, the office furniture industry began to rapidly experience an overall delay in capital goods purchasing, leading to an abrupt slowdown in orders. Our ability to respond to the resulting business climate through cost structure changes, variable incentive programs, and focused spending, enabled us to meet the difficult challenge of balancing short- and long-term objectives.

      When order levels fell sharply during the third quarter, we moved to manage production labor, accelerate efficiency gains in production facilities, and improve material usage. Despite the continuing slowdown in the economy, we continue to believe in our long-term strategic initiatives and are proceeding with a prioritized approach to investments. Industry sales levels in fiscal 2002 are difficult to project. Our plan is to continue adjusting costs and investments while positioning the company for even greater market share gains once the economy recovers.

      We are still confident that our strategy will enable us to attain our long-term growth goals. The foundation of this growth will come from

•	our core markets and expansion of our market share

•	reaching customers we have not formerly served

•	expanding our international presence

•	seeking new business opportunities tangential to, but outside of, the office furniture industry

      Throughout this discussion we will highlight what we believe are keys to the success of this growth strategy

•	innovative products and services

•	reliability driven by process excellence

•	thought leadership

•	a strong distribution network, new market channels, and alliances

      As in the past, we continue to strengthen the commitment to our customers, our suppliers, our business partners, and our employee owners. Financial investments to fulfill our vision require time, persistence, and the dedicated focus of all our stakeholders. We have realized many rewards from our investments, including continued market share improvements, increased ability to rapidly adjust for short-term declines, and significant gains in serving strategically targeted customers. Although our initial plans did not anticipate the challenges of the second half of fiscal 2001 and the upcoming year, our objectives for long-term growth continue on track. We believe the difficult short-term outlook will provide the opportunity to focus and balance those investments that support our value propositions. We define value propositions as comprising large groups of customers, which have common buying needs and attitudes.

KEY MEASUREMENT

At Herman Miller, we use Economic Value Added (EVA) to determine whether we are creating value for our employee-owners and shareholders. We evaluate all our business decisions in this manner to ensure we are investing resources in opportunities that create the highest return for the long term. We also use EVA as the basis for calculating our incentive compensation. Making EVA such an important part of our overall compensation structure has driven a higher level of business literacy and decision-making capabilities throughout our work force.

      EVA generation outpaced last year for the first three quarters of fiscal 2001. Even though we implemented cost-containment programs during the second half, the slowdown in orders proved too heavy a burden, resulting in lower EVA for the full fiscal year. Our compensation programs are tied to achieving EVA growth targets, and because the second half decline in business was so abrupt, we made no variable quarterly compensation payments in the fourth quarter. We continue to believe that EVA is the best method of rewarding our employees in a manner consistent with the rewards we provide to our shareholders, and market research validates this perspective. Our belief in the future potential of our strategic initiatives continues to drive us toward investments that create long-term value, even if EVA results suffer in the short run.

      While EVA has not predicted short-term swings in our stock price, since its implementation our stock price has increased 386.3 percent while EVA grew 637.9 percent since 1996. Therefore, again this year, we have presented a summarized calculation of our EVA for fiscal 2001, 2000, and 1999.

Calculation of Economic Value Added

(In Millions)	2001	2000	1999

Operating income	$236.0	$234.7	$224.3

Interest expense on noncapitalized leases(1)	7.6	5.3	4.1

Goodwill amortization	3.6	2.9	3.0

Other	9.2	3.3	4.6

Increase (decrease) in reserves	(6.7)	1.1	(4.3)

Capitalized design and research	3.1	4.4	3.7

Adjusted operating profit	252.8	251.7	235.4

Cash taxes(2)	(91.7)	(91.7)	(83.6)

Net operating profit after taxes (NOPAT)	161.1	160.0	151.8

Weighted-average capital employed(3)	818.4	693.3	551.8

Weighted-average cost of capital(4)	10.4%	10.4%	11.0%

Cost of capital	85.1	72.1	60.7

Economic Value Added	$76.0	$87.9	$91.1

(1)   Imputed interest as if the total noncancelable lease payments were capitalized. (2) The reported current tax provision is adjusted for the statutory tax impact of interest expense. (3) Total assets less noninterest-bearing liabilities plus the LIFO, doubtful accounts and notes receivable reserves, warranty reserve, amortized goodwill, deferred taxes, and capitalized design and research expense. Design and research expense is capitalized and amortized over five years. (4) Management’s estimate of the weighted average of the minimum equity and debt returns required by the providers of capital. Reevaluated every year and adjusted when necessary to reflect the current rate environment and capital structure.

      We generated $76.0 million of EVA this year, compared to $87.9 million last year, an $11.9 million or 13.5 percent decrease. The primary driver of this decline was a higher capital charge. Net operating profit after taxes ended $1.1 million higher with flat cash operating taxes. The major components of the increase in capital charges came from investment in technology infrastructure, production facility enhancements, new products, and working capital requirements during the high-growth period.

KEY DRIVERS

Consolidated Net Sales In fiscal 2001, our sales reached a new record totaling $2.2 billion, an increase of 11.2 percent over fiscal 2000. Fiscal 2000 included 53 weeks, so excluding the effect of the extra week our sales grew 13.1 percent. New products and growth from developing value propositions, coupled with new methods to serve our customers, drove the increase of the past year. The current state of the economy, which is fueling delays in many customers’ capital expansion and hiring plans, will undoubtedly place more pressure on achieving revenue growth experienced in recent years.

      As we mentioned above, the year was split into two distinct periods. The first half started with a significant backlog carried over from fiscal 2000, in addition to record numbers of new orders. During the fourth quarter we faced perhaps the most abrupt slowdown in industry history. Working off the backlog built up earlier in the year, we posted respectable sales levels. While the following may not be reflected in current order rates, we are glad to note that customer activity and interest in our products and processes has stayed strong domestically and abroad. The position we are establishing in the marketplace, with continued focused spending on innovative development, will enable us to deliver our growth objectives when the economy recovers.

      Domestic Operations Our domestic sales grew 9.6 percent this year, after growing 10.1 percent in 2000, and 4.2 percent in 1999. In fiscal 2000, we acquired Geiger, a wood casegoods manufacturer, to complement our product offerings. Geiger sales accounted for 10.6 percent of the total domestic increase and produced positive EVA growth. Our core domestic growth has been primarily driven by unit volume increases. Growth across our new value propositions produced an 80.9 percent revenue increase over the prior year. Stated another way, the new value propositions represented nearly 20 percent of the company’s total dollar revenue growth. As shown in the graph on page 10, our revenue increases continue to significantly outpace the industry. Exceeding industry growth is yet another indication that our strategic direction is building momentum.

      During 2001, incremental discounts given to customers reduced our net sales by approximately $7.9 million. Changes in discounts reduced net sales in 2000 by $16.5 million and $11.0 million in 1999. Pressures on revenue and margin from discounting are expected to continue. We believe our product and service offering, together with our variable cost structure, will provide a competitive advantage that enables us to maximize and protect our place in the industry.

      The Business and Institutional Furniture Manufacturers Association (BIFMA) reported that U.S. sales grew approximately 1.9 percent in the 12 months ended May 2001, after increasing 4.4 percent in 2000 and 3.1 percent in 1999.

      We believe demand for office furniture in the U.S. is driven by three primary factors in the macro economy: corporate profits, service-sector employment, and nonresidential fixed investments. During the last three fiscal years, each of these factors improved year over year. The economic surge, an increased deployment of technology into work environments, and changing work styles have positively influenced demand in recent years. BIFMA is currently estimating that industry shipments will decline over 4 percent in calendar 2001, but the anticipated turnaround will produce 1.8 percent growth in calendar 2002. Given the current state of the economy, this forecast may be overly optimistic.

      International Operations and Exports from the United States We continue to be pleased with the results of our International operations. Strategic global initiatives have continued to increase our revenue and profitability during the past four years. Positive EVA was produced for the past two years. Significant gains in Europe have provided the funds to strengthen other targeted customer opportunities in Asia and Latin America. Our Asian operations posted large gains and established a great demand for some new product offerings. We continue to streamline our locally based operations while leveraging our domestically based support team.

      For the entire year, International sales levels increased 21.1 percent, surpassing $347 million. International revenue now comprises 15.5 percent of consolidated sales. During the second half of fiscal 2001, our International operations remained strong and continued the record setting pace by again increasing shipments over 21 percent compared to the same period of fiscal 2000. Once again, stable economic environments in the geographic areas where we have a significant presence, especially the United Kingdom and Japan, have helped our International business. However, orders across all regions began to decrease during the latter part of the year. We expect economic factors influencing the U.S. economy to spread globally during the upcoming months.

      International net income for 2001 was $12.5 million, versus $11.8 million last year and $8.1 million in 1999. These positive results are primarily attributable to increased sales growth and cost-containment efforts.

      Gross Margin Gross margin, as a percent of net sales, remained even with fiscal 2000 at 33.8 percent. As we mentioned earlier, certain expenses related to shipping and handling costs were reclassified from net revenue and operating expenses. We have restated all years in order for expense classification to be comparative.

      Several factors influenced our ability to hold the line on margins during the second half of the year. Factors negatively influencing margin included a higher level of discounting, lower volume to leverage overhead costs, continued growth in newer products with less production, and incremental compensation payments. Offsetting the negative, we gained on material costs, managed production labor, reduced variable overhead, and re-paced some capital expenditures. Some of the factors are discussed in more detail below. We do want to point out that cost reductions can be stepped in relation to production volumes.

      Our employee-owners’ ability to execute our business model and maintain pressure on continued process improvements prepared Manufacturing operations for the sudden sales decline during the fourth quarter. Although the production associated with newer product lines is typically less efficient during the initial launch period, we realized significant improvements during the second half of the year. Investments in improved production capabilities over the past two years have shown positive effects on our margin. Ongoing implementation of the Herman Miller Production System, which promotes effective manufacturing techniques, added directly to these improvements.

      We initiated programs to extend our efficient manufacturing techniques to our suppliers, providing the basis for strengthened relationships and cost reductions for all parties involved. We continued to utilize the capabilities of our supply base to their fullest extent, providing greater flexibility in selecting new materials and processes in the research, design, and development of new products. Our Purchasing and Manufacturing teams partnered with key suppliers to produce roughly $26 million of incremental price and usage savings. Our Supplier Qualification Program, which ranks suppliers, is providing a sound basis for purchasing more materials from the top performers, leading to improved quality and reliability. We increased the focus and use of Internet-based technology designed to provide continuous and accurate material requirements, so that the most reliable and efficient flow occurs through the entire supply chain. As our customers’ expectations for speed and reliability increase, we feel our investments in this platform are returning great rewards in costs, service, and helping to differentiate our brand.

      Labor costs were managed during the second half, mainly through reductions in temporary labor. We have purposely designed part of our production work force as temporary to assist us in varying the labor force as volume requirements fluctuate. Variable overhead costs were scrutinized and avoided if possible. We continue to analyze our capacity requirements. During the high-volume levels of the first half, our capacity was employed at highly profitable levels. As volume dropped abruptly, we were, and will continue to be, challenged to find new methods of reducing overhead while maintaining a balance for the expected economic recovery.

      As we said, during the first half of our fiscal year, industry demand was very strong. Competition remained at a high level, but discounting appeared consistent with the prior year. As the economy slowed and pressures on revenue targets and capacity utilization heated up, discounting activity rose and placed more pressure on margin during our fourth quarter. As noted above, the increased discounting reduced sales and gross margin $7.9 million, which resulted in a .2 percent decrease in gross margin. We expect this discount pressure to continue into the next year, placing greater emphasis on cost-containment measures. We believe our accomplishments toward increased productivity during the past year and our variable business model and service differentiation will provide a solid defense while we further advance longer-term strategies.

      Going forward, our continued productivity improvements and material cost reductions will be offset, to some degree, by additional discounting and pressure from overhead leveraging in the short run.

      Operating Expenses During the past two years, we continued our investments in two primary areas: technology and new products. We believe that leadership in the office furniture industry will go to those organizations that provide high-speed, seamless, on-demand communications throughout the value chain. Further, these tools must be customized to fit the individual customer’s needs, not “one size fits all.” We have developed four distinct value propositions, which are tailored to groups of customers based on how they perceive value. In each of these value propositions, customization opportunities are available to further enhance the customer experience.

      We place a great deal of importance on understanding a customer’s needs, and we strive to provide easy access to tools that help design the best workplace solution. Our value propositions target specific customer needs by offering the appropriate products and capabilities. However, if needed, all of our capabilities are available. Essentially, customers can identify the means by which they communicate best with us across a spectrum of interaction levels and contact points. These range from placing orders through our on-line store at www.hermanmiller.com, to utilizing custom-designed Web sites, to engaging our design team to fully implement a workplace environment.

      Creating real value for customers also relies heavily on the product offering. Over the years, Herman Miller has continually led the office furniture industry in product and business design innovation. We continued to make targeted investments to further strengthen our products and services. New innovations and market opportunities are in development. Our goal is to continue strengthening our brand position and market share. The short-term challenges of today’s economy will not alter our belief in proven successful strategic initiatives. We will continue to protect and maximize the investments of our stakeholders in the short run; however, full realization of an investment should be viewed over a period of time. We believe the path we are taking will lead us to significant gains as the economy improves.

      Herman Miller built its place in the market through innovation. Our history holds numerous examples of improvements to the workplace through extensive research, while providing revolutionary design changes. Research and design costs, excluding royalty payments, were $37.2 million in 2001, compared to $35.1 million in 2000, and $33.4 million in 1999. Royalty payments made to designers of the company’s products as the products are sold are not included in research and development costs, since they are considered to be a variable cost of the product. As a percentage of net sales, research and development costs were 1.7 percent in 2001, 1.7 percent in 2000, and 1.8 percent in 1999. As discussed earlier, new product design and development has been, and continues to be, a key business strategy. The increased expenditures are directly related to the increased number of new products introduced and currently in development.

      The market responded very well to our new products over the past year. In particular, our award-winning Resolve system has made a significant impact on customers’ perceptions of their work environment’s image, establishing new paradigms in alternative workplaces. We introduced Resolve at the industry’s annual trade show, NeoCon, in June 1999, where it won a Best-of-Show Gold Award. In June 2000, the Resolve system became available for unrestricted order entry. To date we are very pleased with the levels of orders and customer interest in the opportunities Resolve provides for changing the workplace environment. Many international markets have also displayed a high acceptance and demand for Resolve. Several installations were completed during the second half of the year in both Europe and the Pacific Rim. We believe Resolve establishes yet another option across a large market base searching for improved style, space utilization, flexibility, approach to privacy, and cost.

      Overall, operating expenses increased 16.5 percent or $74.0 million. Once again, we restated all years for reclassification of certain expenses to cost of sales. Higher volume in the first half produced EVA sufficient to pay an incremental $9.5 million in compensation incentives. The second half results produced much lower EVA incentive payments. Certain direct-sales costs followed the strong upward revenue growth during the first half. Additional incremental expenses occurred from acquisitions completed during fiscal 2000, startup costs for our RED business unit, increased warranty reserves, bad debts, and depreciation related to prior-period capital purchases. With the exception of the expenses from acquired subsidiaries and depreciation, we do not anticipate the other incremental costs to occur in the near future.

      Our commitment to long-term initiatives, coupled with slowing sales volume, will place greater pressure on the operating expense percentage. Although expense reductions have and will continue to be a priority, the plan to improve this ratio is primarily driven by increasing sales at a higher rate than costs. As sales outpaced our targets during the first half, we saw the opportunity to accelerate many of our strategic initiatives. As the downturn in the economy became deeper with an extended forecast for recovery, we began implementing cost reduction and containment steps. We acted to lower or hold expenses until the volume outlook became clearer. We froze hiring and wages, eliminated our temporary production work force, repaced capital spending, and prioritized the timing of initiative program spending. As the outlook for the upcoming year continues to be soft with expected declines in revenue, we are currently putting contingency plans in place to address further steps to maximize near-term performance with long-term growth and return objectives.

      Our operating expense improvement trend has slowed over the past two years. As we have discussed throughout this report, the deployment of technology and product innovation has been and will continue to be a key focus for us. Historically, capital investments were amortized over an extended period of time. In the new technology-driven business model, however, capital investments impact the income statement much more quickly, driving higher expense levels and greater needs for renewed assets.

      Operating Income Operating income totaled $236.0 million, a slight increase over the prior year. The decline in percentage points to revenue resulted from higher operating expenses and reinvestment into growth initiatives. Dollar increases in operating income expected during the second half of fiscal 2001 were limited by the abrupt downturn in the marketplace. As a percent of sales, operating income declined to 10.6 percent in 2001 from 11.7 percent in 2000 and 12.3 percent in 1999.

      Other Expenses and Income Other expense was $10.9 million in fiscal 2001, while in 2000 we incurred other expense of $12.9 million. The change is primarily attributable to losses on the disposal of nonproductive assets in fiscal 2000, offset in part by higher interest expense in fiscal 2001. To fund future investments, attain capital structure objectives, and provide for financial flexibility, interest-bearing debt has increased through the issuance of our long-term public debt offering executed during the fourth quarter. An expanded explanation of our improved debt structure appears in the Liquidity and Capital Resources section of this report. Interest expense increased to $16.8 million, as compared to $13.4 million last year. At the end of fiscal 2001, interest-bearing debt was $259.3 million, an increase of $33.7 million from fiscal 2000.

      Fiscal 1999 results included gains on the sale of our Grandville, Michigan, and Roswell, Georgia, sites, as well as excess land in Chippenham, U.K. In total, these disposals contributed a net $6.9 million pretax gain.

      Income Taxes Our effective tax rate was 36.0 percent in 2001, compared to 37.0 percent and 38.3 percent in 2000 and 1999, respectively. The lower tax rate is due to lower state taxes, international tax benefits, and other initiatives. We expect the effective tax rate for fiscal 2002 to be approximately equal to the past year.

      Liquidity and Capital Resources The table below shows certain key cash flow and capital highlights:

(In Millions)	2001	2000	1999

Cash and cash equivalents	$151.8	$95.8	$80.0

Cash from operating activities	$211.8	$202.1	$205.6

Capital expenditures	$105.0	$135.7	$103.4

Debt-to-EBITDA ratio	.8	.7	.5

EBITDA-to-interest expense ratio	19.9	23.3	41.0

EVA capital	$879.8	$751.8	$577.1

NOPAT to EVA capital	18.3%	21.3%	26.3%

      Our cash flow from operations increased 4.8 percent in 2001, to $211.8 million, from last year’s $202.1 million. Higher volume and depreciation, offset by increased working capital investment of $26.1 million, drove the change. The change in working capital was caused by a favorable decline in receivables that was more than offset by the combination of lower trade payables and accrued taxes.

      Fiscal 2001 capital expenditures were primarily for investments in our customer-centered selling technology platform, equipment for operational enhancements, and new product commercialization. The $30.7 million dollar decrease in cash outlay resulted from the completion of many projects related to initial sales tool technology, reprioritization or delayed spending, and our ERP implementation. At the end of the fiscal year, $60.1 million of capital was committed for future expenditures to continue strengthening our strategic position.

      We expect capital expenditures to be between $110 million and $130 million in 2002. The largest planned expenditures will be for expanded customer-development tools, manufacturing improvements, and new product manufacturing support.

      During the fourth quarter of fiscal 2001, we completed an initial public debt offering, raising $175 million through 10-year notes with a 7.125 percent coupon rate. There remains $125 million available on the shelf registration filed in May 2000. The proceeds from the debt offering were used primarily to repay borrowings on the $300 million revolving credit facility. Our available credit, combined with our existing cash and expected cash flow, is adequate to fund our day-to-day operations, strategic investments, and share repurchases. Going forward, we will manage our capital structure according to one overriding tenet: We will ensure the financial strength and flexibility necessary to maintain an investment-grade rating on our debt, including the maintenance of a minimum EBITDA-to-interest expense ratio and a maximum debt-to-EBITDA ratio. (EBITDA stands for Earnings Before Interest Expense, Taxes, Depreciation, and Amortization.)

      During the past year, we increased our owned dealer network through one acquisition and established two alliances that will capitalize on our SQA dealers and contribute to earnings. In 2000, we acquired Geiger, a manufacturer of wood casegood products; this acquisition included a sales office in the United Kingdom. We also acquired a privately owned North American dealer as part of our service strategy. We will continue to investigate acquisitions and alliances to fill strategically identified gaps in our product offering.

      Common Stock Transactions

(In Millions, Except Share and Per Share Data)	2001	2000	1999

Shares acquired	3,322,174	3,734,623	8,379,444

Cost of shares acquired	$94.2	$90.1	$167.5

Weighted average cost per share acquired	$28.35	$24.12	$19.99

Shares issued	1,283,358	2,227,154	958,347

Weighted average cost per share issued	$17.92	$21.75	$16.18

Cash dividends	$11.1	$11.5	$12.0

Dividends per share	$.15	$.15	$.15

      The Board of Directors first authorized the company to repurchase its common stock in 1984 and has periodically renewed its authorization. In fiscal 2001, repurchases of common stock totaled 3.3 million shares for $94.2 million, compared to 3.7 million shares for $90.1 million during fiscal 2000. Management and the Board of Directors believe the share repurchase program is an excellent means of returning value to our shareholders and preventing dilution from employee-ownership programs and shares issued in acquisitions. In September 1999, our Board of Directors approved an additional $50 million, and in July 2000, they approved an additional $100 million for share repurchases. At the end of fiscal 2001, $32.9 million remained on our authorization. In July 2001, our Board authorized a new $100 million share repurchase plan, bringing the total outstanding to $132.9 million.

CONTINGENCIES

The company, for a number of years, has sold various products to the United States Government under General Services Administration (GSA) multiple-award schedule contracts. The GSA is permitted to audit the company’s compliance with the GSA contracts. At any point in time, a number of GSA audits are either scheduled or in progress. Management does not expect resolution of the audits to have a material adverse effect on the company’s consolidated financial statements.

      We are not aware of any other litigation or threatened litigation that would have a material impact on the company’s consolidated financial statements.

CONCLUSION

We are in a period of rapid, fundamental change in the office furniture industry, and we are determined to lead the way. As we have described our strategic intent to you throughout this document, we hope that you have a better understanding of how we are creating new value for our shareholders and employee-owners. Leading the way is always a higher-risk approach than following the pack, but we believe our methodology safeguards the company’s existing value while it also allows us to pursue a higher-return business model. While we did not achieve all of our objectives last year, significant progress was made toward fully realizing our goals. We believe fiscal 2001 allowed us to build a winning platform for successes yet to come. We are more optimistic than ever about our long-term future. While fiscal 2002 will hold many challenges, Herman Miller will continue to lead in design-focused innovation, expanding and establishing new reference points for the industry.

BASIS OF PRESENTATION

The condensed consolidated financial statements included in this report do not conform to financial statement standards under accounting principles generally accepted in the United States largely because they are summaries and omit footnotes to the statements. Audited financial statements, prepared in conformity with accounting principles generally accepted in the United States, appear in the company’s Form 10-K.

      When considering year-over-year growth statistics, keep in mind that Herman Miller’s fiscal year 2001 contained 52 weeks, compared to 53 weeks in fiscal 2000 and 52 weeks in fiscal 1999.

FORWARD-LOOKING STATEMENTS

This discussion and other sections of our Summary Annual Report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that are based on management’s beliefs, assumptions, current expectations, estimates, and projections about the office furniture industry, the economy, and the company itself. Words like “anticipates,” “believes,” “confident,” “estimates,” “expects,” “forecasts,” “likely,” “plans,” “projects,” “should,” variations of such words, and similar expressions identify such forward-looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what we express or forecast. Furthermore, Herman Miller, Inc., undertakes no obligation to update, amend, or clarify forward-looking statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company has no material financial exposure to the various financial instrument market risks covered under this item. Foreign currency exchange rate fluctuations related to the company’s international operations did not have a material impact on the financial results of the company during fiscal 2001. The company has no material sensitivity to changes in foreign currency exchange rates. For fixed rate debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows. The company does not have an obligation to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on such debt until the company would be required to refinance it. For further information, refer to the Fair Value of Financial Instruments and Financial Instruments with Off-Balance-Sheet Risk disclosures in the Notes to the Consolidated Financial Statements filed as part of this report.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

QUARTERLY FINANCIAL DATA

Summary of the quarterly operating results on a consolidated basis:

(In Millions, Except Per Share Data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

JUNE 2, 2001

Net Sales(1)	$547.9	$616.3	$561.0	$511.0

Gross margin(1)	182.0	210.0	184.8	178.9

Net income(2)	32.5	42.3	33.0	32.8

Earnings per share-diluted(2)	$.41	$.54	$.43	$.43

JUNE 3, 2000

Net sales(1)	$490.0	$481.4	$497.9	$540.9

Gross margin(1)	169.7	165.3	162.0	183.4

Net income	35.2	33.0	31.8	39.7

Earnings per share-diluted	$.43	$.41	$.40	$.50

MAY 29, 1999

Net sales(1)	$462.9	$479.8	$438.1	$447.6

Gross margin(1)	162.7	169.3	148.1	161.5

Net income	34.0	38.9	29.9	39.0

Earnings per share-diluted	$.39	$.45	$.35	$.48

(1)   Amounts have been restated as a result of adopting Emerging Issues Task Force Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs” (“EITF 00-10”). Adoption of EITF 00-10 took place in the fourth quarter of fiscal 2001 and involved the reclassification to cost of sales of certain shipping and handling related costs which were previously reported as components of net sales and operating expenses. (2) The first quarter of 2001 includes a pre-tax charge of $5.4 million ($3.5 million after tax, or $.05 per diluted share) for the cumulative effect of a change in accounting principle for pensions. Previously reported net income and diluted earnings per share for the first quarter were $36.0 million and $.46, respectively.

CONSOLIDATED STATEMENTS OF INCOME

(In Millions, Except Per Share Data)	June 2, 2001	June 3, 2000	May 29, 1999

Net Sales	$2,236.2	$2,010.2	$1,828.4

Cost of Sales	1,480.5	1,329.8	1,186.8

Gross Margin	755.7	680.4	641.6

Operating Expenses:

Selling, general, and administrative	475.4	404.4	379.3

Design and research	44.3	41.3	38.0

Total Operating Expenses	519.7	445.7	417.3

Operating Income	236.0	234.7	224.3

Other Expenses (Income):

Interest expense	16.8	13.4	7.3

Interest income	(7.0)	(6.4)	(7.1)

Other, net	1.1	5.9	(5.8)

Net Other Expenses (Income)	10.9	12.9	(5.6)

Income from Continuing Operations Before Income Taxes	225.1	221.8	229.9

Income Taxes on Income from Continuing Operations	81.0	82.1	88.1

Income Before Cumulative Effect of a Change

In Accounting Principle	144.1	139.7	141.8

Cumulative Effect of a Change in Accounting

Principle for Pensions, net of tax of $1.9	3.5	—	—

Net Income	$140.6	$139.7	$141.8

Earnings Per Share—Basic:

Earnings Before Cumulative Effect of a Change

In Accounting Principle	$1.88	$1.76	$1.69

Cumulative Effect of a Change in Accounting

Principle, net of tax	(.05)	—	—

Earnings Per Share—Basic	$1.83	$1.76	$1.69

Earnings Per Share—Diluted:

Earnings Before Cumulative Effect of a Change

In Accounting Principle	$1.86	$1.74	$1.67

Cumulative Effect of a Change in Accounting

Principle, net of tax	(.05)	—	—

Earnings Per Share—Diluted	$1.81	$1.74	$1.67

Pro Forma Amounts Assuming Retroactive Application

of a Change in Accounting Principle for Pensions:

Net Income	$144.1	$138.1	$139.9

Earnings Per Share—Basic	$1.88	$1.74	$1.67

Earnings Per Share—Diluted	$1.86	$1.71	$1.65

The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Per Share Data)	June 2, 2001	June 3, 2000

Assets

Current Assets:

Cash and cash equivalents	$151.8	$95.8

Accounts receivable, less allowances of $19.1 in 2001, and $17.7 in 2000	212.6	227.2

Inventories	55.9	53.7

Prepaid expenses and other	54.5	48.6

Total Current Assets	474.8	425.3

Property and Equipment:

Land and improvements	28.8	28.0

Buildings and improvements	163.2	152.3

Machinery and equipment	615.6	540.1

Construction in progress	32.3	50.8

	839.9	771.2

Less: accumulated depreciation	430.9	372.5

Net Property and Equipment	409.0	398.7

Notes Receivable, less allowances of $2.6 in 2001, and $4.2 in 2000	13.3	22.6

Other Assets	99.4	94.6

Total Assets	$996.5	$941.2

Liabilities and Shareholders’ Equity

Current Liabilities:

Unfunded checks	$21.2	$26.5

Current portion of long-term debt	23.3	25.1

Notes payable	3.1	122.7

Accounts payable	95.6	114.2

Accrued liabilities	166.4	185.5

Total Current Liabilities	309.6	474.0

Long-Term Debt, less current portion above	232.9	77.8

Other Liabilities	102.5	94.9

Total Liabilities	645.0	646.7

Shareholders’ Equity:

Preferred stock, no par value (10,000,000 shares authorized, none issued)	—	—

Common stock, $.20 par value (240,000,000 shares authorized, 76,019,575

and 78,298,392 shares issued and outstanding in 2001 and 2000)	15.2	15.6

Additional paid-in capital	—	—

Retained earnings	365.6	301.5

Accumulated other comprehensive loss	(17.4)	(13.5)

Key executive stock programs	(11.9)	(9.1)

Total Shareholders’ Equity	351.5	294.5

Total Liabilities and Shareholders’ Equity	$996.5	$941.2

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Millions, Except Share)	Common	Additional	Retained	Accumulated	Key Executive	Total
and Per Share Data)	Stock	Paid-in	Earnings	Other	Stock	Shareholders'
		Capital		Comprehensive	Programs	Equity
				Loss

Balance May 30, 1998	$17.4	$—	$227.5	$(9.4)	$(4.5)	$231.0

Net income	—	—	141.8	—	—	141.8

Current year translation adjustment	—	—	—	(1.3)	—	(1.3)

Total comprehensive income						140.5

Cash dividends ($.145 per share)	—	—	(12.0)	—	—	(12.0)

Exercise of stock options	.1	6.7	—	—	—	6.8

Employee stock purchase plan	.1	6.3	—	—	—	6.4

Tax benefit relating to stock options	—	2.0	—	—	—	2.0

Repurchase and retirement of

8,379,444 shares of common stock	(1.7)	(18.6)	(147.2)	—	—	(167.5)

Directors’ fees	—	.3	—	—	—	.3

Stock grants earned	—	—	—	—	1.2	1.2

Stock grants issued	—	.4	—	—	(.4)	—

Deferred compensation plan	—	2.9	—	—	(2.9)	—

Stock purchase assistance plan	—	—	—	—	.4	.4

Balance May 29, 1999	$15.9	$—	$210.1	$(10.7)	$(6.2)	$209.1

Net income	—	—	139.7	—	—	139.7

Current year translation adjustment	—	—	—	(2.8)	—	(2.8)

Total comprehensive income						136.9

Cash dividends ($.145 per share)	—	—	(11.5)	—	—	(11.5)

Issuance of 1,312,187 shares of common

stock for Geiger Brickel, Inc., acquisition	.3	32.3	—	—	—	32.6

Exercise of stock options	.1	10.9	—	—	—	11.0

Employee stock purchase plan	—	4.4	—	—	—	4.4

Tax benefit relating to stock options	—	1.5	—	—	—	1.5

Repurchase and retirement of

3,734,623 shares of common stock	(.7)	(52.6)	(36.8)	—	—	(90.1)

Directors’ fees	—	.1	—	—	—	.1

Stock grants earned	—	—	—	—	.7	.7

Stock grants issued	—	.2	—	—	(.3)	(.1)

Deferred compensation plan	—	3.2	—	—	(3.2)	—

Stock purchase assistance plan	—	—	—	—	(.1)	(.1)

Balance June 3, 2000	$15.6	$—	$301.5	$(13.5)	$(9.1)	$294.5

Net income	—	—	140.6	—	—	140.6

Current year translation adjustment	—	—	—	(3.9)	—	(3.9)

Total comprehensive income						136.7

Cash dividends ($.145 per share)	—	—	(11.1)	—	—	(11.1)

Exercise of stock options	.3	16.1	—	—	—	16.4

Employee stock purchase plan	—	4.5	—	—	—	4.5

Tax benefit relating to stock options	—	3.6	—	—	—	3.6

Repurchase and retirement of

3,322,174 shares of common stock	(0.7)	(28.1)	(65.4)	—	—	(94.2)

Directors’ fees	—	.2	—	—	—	.2

Stock grants earned					1.1	1.1

Stock grants issued	—	1.5	—	—	(1.7)	(.2)

Deferred compensation plan	—	2.2	—	—	(2.2)	—

Balance June 2, 2001	$15.2	$—	$365.6	$(17.4)	$(11.9)	$351.5

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)	June 2, 2001	June 3, 2000	May 29, 1999

Cash Flows from Operating Activities:

Net Income	$140.6	$139.7	$141.8

Adjustments to reconcile net income

to net cash provided by operating activities:

Cumulative effect of a change in accounting

principle for pensions, net of tax	3.5	—	—

Other	67.7	62.4	63.8

Net Cash Provided by Operating Activities	211.8	202.1	205.6

Cash Flows from Investing Activities:

Notes receivable repayments	639.4	486.7	491.0

Notes receivable issued	(628.4)	(490.6)	(486.5)

Property and equipment additions	(105.0)	(135.7)	(103.4)

Proceeds from sales of property and equipment	.1	.4	28.9

Net cash paid for acquisitions	—	(5.9)	(4.7)

Other, net	(5.5)	(5.8)	(15.9)

Net Cash Used for Investing Activities	(99.4)	(150.9)	(90.6)

Cash Flows from Financing Activities:

Short-term debt borrowings	499.9	782.3	65.6

Short-term debt repayments	(618.9)	(710.8)	(38.6)

Long-term debt borrowings	175.0	—	.1

Long-term debt repayments	(25.0)	(17.9)	(10.1)

Dividends paid	(11.1)	(11.5)	(12.2)

Common stock issued	20.9	15.4	13.5

Common stock repurchased and retired	(94.2)	(90.1)	(167.5)

Net Cash Used for Financing Activities	(53.4)	(32.6)	(149.2)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(3.0)	(2.8)	(1.1)

Net Increase (Decrease) in Cash and

Cash Equivalents	56.0	15.8	(35.3)

Cash and Cash Equivalents, Beginning of Year	95.8	80.0	115.3

Cash and Cash Equivalents, End of Year	$151.8	$95.8	$80.0

The accompanying notes are an integral part of these statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

      Fiscal Year The company’s fiscal year ends on the Saturday closest to May 31. The year ended June 2, 2001, contained 52 weeks, whereas the year ended June 3, 2000, contained 53 weeks. The year ended May 29, 1999, contained 52 weeks.

      Foreign Currency Translation The functional currency for most foreign subsidiaries is the local currency. The cumulative effects of translating the balance sheet accounts from the functional currency into the United States dollar at current exchange rates and revenue and expense accounts using average exchange rates for the period are included as a separate component of shareholders’ equity. Gains or losses arising from remeasuring all foreign currency transactions into the appropriate currency are included in determining net income.

      Cash Equivalents The company invests in certain debt and equity securities as part of its cash management function. Due to the relative short-term maturities and high liquidity of these securities (consisting primarily of money market investments and time deposits), they are included in the accompanying consolidated balance sheets as cash equivalents at market value and totaled $117.9 million and $67.5 million as of June 2, 2001, and June 3, 2000, respectively. The company’s cash equivalents are considered “available for sale.” As of June 2, 2001, and June 3, 2000, the market value approximated the securities’ cost. All cash and cash equivalents are high-credit quality financial instruments, and the amount of credit exposure to any one financial institution or instrument is limited.

      Property, Equipment, and Depreciation Property and equipment are stated at cost. The cost is depreciated over the estimated useful lives of the assets, using the straight-line method. Estimated useful lives range from 3 to 10 years for machinery and equipment and do not exceed 40 years for buildings. Leasehold improvements are depreciated over the lesser of the lease term or 10 years.

      The company capitalizes certain external and internal costs incurred in connection with the development, testing, and installation of software for internal use. Software for internal use is included in property and equipment and is depreciated over an estimated useful life of 5 years or less.

      Notes Receivable The notes receivable are primarily from certain independent contract office furniture dealers. The notes are collateralized by the assets of the dealers and bear interest based on the prevailing prime rate. Interest income relating to these notes was $2.2, $1.9, and $3.0 million in 2001, 2000, and 1999, respectively.

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

      No significant impairments were provided for in 2001, 2000, or 1999.

      Intangible assets included in other assets consist mainly of goodwill, patents, and other acquired intangibles, and are carried at cost, less applicable amortization of $24.9 and $21.8 million in 2001 and 2000, respectively. These assets are amortized using the straight-line method over periods of 5 to 20 years.

      In June 2001, the Financial Accounting Standards Board finalized Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” This statement is effective for the company’s fiscal year beginning June 2, 2002, however; early adoption is permitted if the election is made in the first quarter of fiscal 2002. Upon adoption of this standard, pre-existing goodwill is no longer subject to amortization; however companies will be required to perform an annual fair-value-based analysis to determine whether the value of goodwill has been impaired. The company’s pre-tax goodwill amortization expense in fiscal 2001 totaled $3.6 million. The company is currently evaluating the timing of adoption and its effects on the company’s financial statements.

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

      Research, Development, Advertising, and Other Related Costs Research, development, advertising materials, preproduction and start-up costs are expensed as incurred. Research and development costs consist of expenditures incurred during the course of planned search and investigation aimed at discovery of new knowledge that will be useful in developing new products or processes, or significantly enhancing existing products or production processes, and the implementation of such through design, testing of product alternatives, or construction of prototypes. Royalty payments made to designers of the company’s products as the products are sold are not included in research and development costs, as they are a variable cost based on product sales. Research and development costs, included in design and research expense in the accompanying statements of income, were $37.2, $35.1, and $33.4 million in 2001, 2000, and 1999, respectively.

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

      Use of Estimates in the Preparation of Financial Statements The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      New Accounting Standards In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability, measured at its fair value. The Statement requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133, as amended by SFAS Nos. 137 and 138, is effective for the company’s fiscal year 2002. The company adopted this Statement for its fiscal year beginning June 3, 2001. Adoption of this Statement did not have a material impact on the company’s financial statements.

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