Form 10-Q
period 2001-09-01
MILLER HERMAN INC
filed 2001-10-12
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 1, 2001	Commission File No. 0-5813

HERMAN MILLER, INC.

A Michigan Corporation	ID No. 38-0837640

855 East Main Avenue, Zeeland, MI 49464-0302	Phone (616) 654 3000

Herman Miller, Inc.

(1)	has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months

Yes No

(2)	has been subject to such filing requirements for the past 90 days.

Yes No

Common Stock Outstanding at October 8, 2001— 75,625,251 shares.

HERMAN MILLER, INC. FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 1, 2001
INDEX

			Page No.

Part I —	Financial Information

	Item 1	Condensed Consolidated Balance Sheets— September 1, 2001, and June 2, 2001	3

		Condensed Consolidated Statements of Operations— Three Months Ended September 1, 2001, and September 2, 2000	4

		Condensed Consolidated Statements of Cash Flows— Three Months Ended September 1, 2001, and September 2, 2000	5

		Notes to Condensed Consolidated Financial Statements	6-9

	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-15

	Item 3	Quantitative and Qualitative Disclosures About Market Risk	16

Part II —	Other Information

	Item 1	Legal Proceedings	17

	Item 2	Changes in Securities and Use of Proceeds	17

	Item 3	Defaults Upon Senior Securities—None

	Item 4	Submission of Matters to a Vote of Security Holders—None

	Item 5	Other Items—None

	Item 6	Exhibits and Reports on Form 8-K — None	17

	Signatures		18

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	September 1,	June 2,
	2001	2001

	(Unaudited)	(Audited)
ASSETS

Current Assets:

Cash and cash equivalents	$147.9	$151.8

Accounts receivable, net	169.0	212.6

Inventories—

Finished goods	25.6	22.5

Work in process	10.0	11.1

Raw materials	22.0	22.3

Total inventories	57.6	55.9

Prepaid expenses and other	56.8	54.5

Total current assets	431.3	474.8

Property and Equipment, at cost	859.3	839.9

Less — accumulated depreciation	455.1	430.9

Net property and equipment	404.2	409.0

Other Assets:

Notes receivable, net	13.0	13.3

Other noncurrent assets	98.7	99.4

Total Assets	$947.2	$996.5

	September 1,	June 2,
	2001	2001

	(Unaudited)	(Audited)
LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities:

Unfunded checks	$15.5	$21.2

Current portion of long-term debt	23.3	23.3

Notes payable	3.3	3.1

Accounts payable	76.7	95.6

Accrued liabilities	161.9	166.4

Total current liabilities	280.7	309.6

Long-Term Debt, less current portion	232.9	232.9

Other Liabilities	97.1	102.5

Shareholders’ Equity:

Common stock $.20 par value	15.1	15.2

Retained earnings	351.8	365.6

Accumulated other comprehensive loss	(15.9)	(17.4)

Key executive stock programs	(14.5)	(11.9)

Total Shareholders’ Equity	336.5	351.5

Total Liabilities and

Shareholders’ Equity	$947.2	$996.5

See accompanying notes to condensed consolidated financial statements.

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended

	September 1,	September 2,
	2001	2000

Net Sales	$410.3	$547.9

Cost of Sales	284.5	365.9

Gross Margin	125.8	182.0

Operating Expenses	117.4	124.6

Special Charges	9.6	—

Operating Earnings	(1.2)	57.4

Other Expenses (Income):

Interest Expense	4.7	3.6

Other (Income) Expense, Net	(2.1)	(2.4)

	2.6	1.2

Earnings from Continuing Operations Before Income Taxes	(3.8)	56.2

Income Taxes on Earnings from Continuing Operations	(.9)	20.2

Earnings Before Cumulative Effect of a Change in Accounting Principle	(2.9)	36.0

Cumulative Effect of a Change in Accounting Principle for Pensions, net of tax of $1.9	—	3.5

Net Earnings	$(2.9)	$32.5

Earnings Per Share—Basic:

Earnings Before Cumulative Effect of a Change in Accounting Principle	$(.04)	$.46

Cumulative Effect of a Change in Accounting Principle, net of tax	—	(.05)

Earnings Per Share—Basic	$(.04)	$.41

Earnings Per Share—Diluted:

Earnings Before Cumulative Effect of a Change in Accounting Principle	$(.04)	$.46

Cumulative Effect of a Change in Accounting Principle, net of tax	—	(.05)

Earnings Per Share—Diluted	$(.04)	$.41

Dividends Per Share	$.03625	$.03625

See accompanying notes to condensed consolidated financial statements.

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS
(Dollars in Millions)
(Unaudited)

	Three Months Ended

	September 1,	September 2,
	2001	2000

Cash Flows from Operating Activities:

Net earnings	$(2.9)	$32.5

Depreciation and amortization	24.8	23.6

Special charges	8.1	—

Changes in current assets and liabilities	.9	(23.1)

Cumulative effect of a change in accounting principle, net of tax	—	3.5

Other, net	(2.7)	1.6

Net Cash Provided by Operating Activities	28.2	38.1

Cash Flows from Investing Activities:

Notes receivable repayments (issued), net	.2	(3.5)

Capital expenditures	(19.5)	(22.7)

Proceeds from sale of fixed assets	.4	—

Other, net	(.5)	.1

Net Cash Used for Investing Activities	(19.4)	(26.1)

Cash Flows from Financing Activities:

Net short-term debt borrowings	.1	10.2

Dividends paid	(2.8)	(2.8)

Common stock issued	2.3	3.5

Common stock repurchased and retired	(13.5)	(42.0)

Net Cash Used for Financing Activities	(13.9)	(31.1)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	1.2	(1.4)

Net Decrease in Cash and Cash Equivalents	(3.9)	(20.5)

Cash and Cash Equivalents, Beginning of Period	151.8	95.8

Cash And Cash Equivalents, End of Period	$147.9	$75.3

See accompanying notes to condensed consolidated financial statements.

HERMAN MILLER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared by the company, without audit, in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Management believes that the disclosures made in this document are adequate to make the information presented not misleading. Operating results for the three-month period ended September 1, 2001, are not necessarily indicative of the results that may be expected for the year ending June 1, 2002. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company’s Form 10-K for the year ended June 2, 2001.

Certain prior year information has been reclassified to conform to the current year presentation.

FISCAL YEAR

The company’s fiscal year ends on the Saturday closest to May 31.

COMPREHENSIVE (LOSS)/INCOME

Comprehensive income consists of net income, foreign currency translation adjustments, and unrealized holding gains or losses on “available-for-sale” securities. Comprehensive (loss)/income was approximately $(1.4) million and $31.4 million for the three months ended September 1, 2001 and September 2, 2000, respectively.

The year ending June 1, 2002, will contain 52 weeks as did the year ended June 2, 2001. Both the three-month periods ended September 1, 2001 and September 2, 2000, contained 13 weeks.

EARNINGS PER SHARE

The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS):

	Three Months Ended

	September 1,	September 2,
	2001	2000

Numerators:

Numerator for both basic and diluted EPS, net earnings (in millions)	$(2.9)	$32.5

Denominators:

Denominator for basic EPS, weighted- average common shares outstanding	75,916,696	77,688,320

Potentially dilutive shares resulting from stock option plans	—	1,219,929

Denominator for diluted EPS	75,916,696	78,908,249

As the company reported a net loss for the quarter ended September 1, 2001, shares resulting from stock option plans would be anti-dilutive to earnings per share and, consequently, have not been included in diluted earnings per share.

Certain exercisable stock options were not included in the computation of diluted EPS at September 2, 2000, because the option prices were greater than the average market prices for the three-month period. The number of stock options outstanding, which meet this criteria, and the ranges of exercise prices were 109,286 at $31.00 — $32.50.

SPECIAL CHARGES

In August 2001, the company recorded a $9.6 million pretax charge related to certain actions aimed at work force reductions and facility reorganizations. This charge has been classified separately as a component of Operating Earnings under the caption “Special Charges” and represents costs associated with an early-retirement offer and other non-voluntary termination benefits for targeted work force reductions in West Michigan, Europe, Mexico, and South America. Approximately 274 positions will be eliminated as a result of these combined actions, which will affect a wide range of job classifications across the company. Of the total charges taken in the first quarter, approximately $8.1 million remains in accrued liabilities as of the end of the period.

Special charges for the three months ended September 1, 2001 include the following:

Early Retirement Enhancement	$6.2

Employee Termination Costs	3.1

Asset Write-Downs	0.2

Other	0.1

Total	$9.6

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

During the fourth quarter of fiscal 2001, the company changed its method of determining the market-related value of its cash balance pension plan assets from the fair-value method to a calculated-value method, which recognizes the changes in the fair value of the plan assets on a systematic basis over a five-year period. This new method provides for better matching of the value of plan assets and liabilities under the cash balance retirement plan. Additionally, this method is consistent with that being used by many other manufacturing companies. The impact of this change is reported as a change in accounting principle for pensions, with a cumulative, pre-tax charge of $5.4 million, recorded retroactively, to the beginning of fiscal year 2001.

SUPPLEMENTAL CASH FLOW INFORMATION

Cash and cash equivalents include all highly liquid debt and equity securities purchased as part of the company’s cash management function. All cash equivalents are considered “available-for-sale” with differences between their respective carrying amounts and market values recorded net of tax on the balance sheet as a component of accumulated other comprehensive income or loss. Other comprehensive income/(loss) resulting from these differences totaled $0.8 million and zero for the three months ended September 1, 2001 and September 2, 2000, respectively.

Cash payments for income taxes and interest (in millions) were as follows:

	Three Months Ended

	September 1,	September 2,
	2001	2000

Income taxes paid	$5.2	$7.0

Interest paid	$0.3	$2.3

OPERATING SEGMENTS

In accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” management evaluates the company as one operating segment in the office furniture industry. The company is engaged worldwide in the design, manufacture, and sale of office furniture systems, products, and related services through its wholly owned subsidiaries. Throughout the world the product offerings, the production processes, the methods of distribution, and the customers serviced are consistent. The product lines consist primarily of office furniture systems, seating, storage solutions, freestanding furniture, and casegoods. The accounting policies of the operating segment are the same as those described in the summary of significant accounting policies in the company’s 10-K report for the year ended June 2, 2001.

NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board finalized Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” This statement is effective for the company’s fiscal year beginning June 2, 2002. Upon adoption of this standard, pre-existing goodwill is no longer subject to amortization; however, companies will be required to perform an annual fair-value-based analysis to determine whether the value of goodwill has been impaired. The company’s pre-tax goodwill amortization expense for the three months ended September 1, 2001 and September 2, 2000 was $0.8 million and $0.7 million, respectively.

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

REPORT OF MANAGEMENT

In the opinion of management, the accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of the company as of September 1, 2001, and the results of its operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that affected the company’s financial condition and earnings during the periods included in the accompanying condensed consolidated financial statements.

Discussion of Current Business Conditions and Re-Alignment Activities

The office furniture industry is experiencing an unprecedented and abrupt downturn. The economic factors influencing the industry, such as corporate profits, capital expansion, salaried employment, and gross domestic product growth, have declined rapidly. Although customer activity remains high, many large projects are being deferred. Order levels have also declined sharply in the low volume, short lead-time business areas. Customers appear to be delaying purchases and expansion plans until the economics of their own businesses and future expectations improve.

In response to lower than expected volumes, and projected timing for industry recovery, the company has taken several actions to improve current performance, ensure financial strength, and position the company as a more-focused competitor. All of the decisions made were scrutinized to ensure each action fulfilled the following six objectives:

•	Ensure that none of the actions will negatively impact the ability to serve customers or implement our long-term strategy.
•	Simplify the business for both short and long term agility.
•	Ensure all actions provide a sustainable long-term economic benefit.
•	Balance operating cash flows with the need for business reinvestment.
•	Maintain the overall corporate selling capacity.
•	Ensure changes honor our corporate values and are handled with integrity.

During the second half of last fiscal year, the company began to adjust its cost structure as demand softened. Planned program spending and related capital expenditures were reduced or deferred. Wage increases and open positions were frozen. Temporary workforce levels were reduced by 1,100 people and voluntary layoffs instituted. In addition, the company’s EVA incentive system automatically adjusted compensation expenses relative to financial performance. This first level of variable cost adjustment enabled strong performance to occur in the second half of last year.

Unfortunately, the downturn continued to deepen and the expected timing of recovery increased. Therefore, the next phase of adjustments to the cost structure of the business was activated. During the first quarter, the company offered early retirement to eligible employee-owners age 55 or older with at least five years of service. Of the nearly 400 people eligible, 176 opted for the offer. Other actions involved the elimination of approximately 50 salaried positions and continued restructuring activities in the International operations. In addition, voluntary leaves and wage freezes were continued, coupled with further prioritization of planned program and capital spending.

The actions taken in the first quarter resulted in pretax special charges of $9.6 million. On an EPS basis, this represented $.08 net of tax.

The second phase of planned alignment actions will continue throughout the current fiscal year, resulting in the recognition of additional special charges and expenses, the majority of which are expected to occur in the second quarter. Specific steps are being implemented to address costs with a fixed nature. The actions involve adjustments to both overhead costs impacting margin and operating expense levels. Again, the overriding objectives described previously were used to evaluate the action items described below.

•	The company will consolidate the Rocklin, California SCR operation into the West Michigan Greenhouse facility and sell the California assets. The company has entered into a letter of intent agreement with a developer to sell the real estate and the transaction should close later this fiscal year, provided all contingencies are cleared.
•	Two facilities currently leased in West Michigan (DeJonge 1 & 2) will be consolidated into other existing West Michigan facilities. The DeJonge capacity is currently used for office system panel production, International headquarters, and other various support functions.
•	Some production processes performed at the Spring Lake Michigan Powder Coat painting facility, supporting the metal case-goods operations, will be shifted closer to the actual point of production within another West Michigan facility. Other production processes will be out-sourced to capable and reliable vendors. This relocation and elimination of production steps will allow the company’s Custom Choices / Options group to exit its existing leased facility and relocate into the Powder Coat facility.
•	The over-the-road transportation fleet will be eliminated. This internally supported distribution method accounted for 10% of national deliveries. Agreements are already in place with reliable carriers to execute this change and immediately reduce our costs and capital investments.
•	Several component parts from outside vendors will be incorporated into the company’s manufacturing processes, producing increased overhead leverage and improved component material costs.
•	Restructuring activities will continue in all areas of the International operations to align overhead costs with reduced sales and order activity.
•	Further reductions in program funding and expense levels across most functional areas will occur.

In total, including the special charges incurred during the first quarter, the company expects pretax costs associated with these actions to be in the range of $50 to $65 million during this fiscal year. The actions taken this fiscal year will affect approximately 1,040 employees worldwide and are estimated to produce sustainable annual expense reductions of at least $50 million. The estimated pretax reduction in operating expenses for this fiscal year totals $23 million. Once the above actions are completed, 695,000 square feet, or approximately 11 percent of owned and leased space, will be eliminated.

Continued successful implementation of the Herman Miller Production System, combined with lower volumes, has allowed the company to consolidate the described manufacturing processes. The company is confident in the sustainability of the structural changes, and the ability to continue the high level of reliable service as volume returns.

Although it appears revenues may be down as much as 25 percent this fiscal year, reductions in operating expenses are not expected to experience a similar percentage drop. Costs are being reduced quickly, however, a delay in realization of the benefits will occur. Also, the company continues to believe in its strategy and will continue to invest in critical areas that are expected to produce significant benefits upon recovery of industry economic drivers. The company is focused on balancing short-term performance, the need to invest for the future, and maximizing the overall return on invested capital.

Analysis of First Quarter Results

Consolidated Sales and Orders

Net sales declined $137.6 million, or 25.1 percent, to $410.3 million for the three months ended September 1, 2001. Lower sales volume occurred across all product lines, in both domestic and foreign markets. New orders decreased 33.3 percent when compared to the first quarter of last year. However, backlog levels at the end of the quarter were slightly higher than the beginning amounts. The backlog of unfilled orders at quarter end was $230.0 million, up 2.7 percent from the $224.0 million reported at June 2, 2001, but down 36.1 percent from a year ago. The decline in sales and orders is magnified when compared to our performance during the first quarter of fiscal 2001. Last year the comparative thirteen-week period far outpaced the industry growth as sales and orders grew 20 percent and 28 percent, respectively.

Domestic Operations

Domestic sales for the first quarter decreased 26.6 percent while incoming orders declined 34.3 percent, when compared to the same period last year. Record volume levels last year magnify the effect of the industry slowdown.

Order levels were generally down across all aspects of the business. The decline was felt more intensely in the SCR business, which targets smaller to medium size businesses with 5 to 10 day lead times. Herman Miller Red and Herman Miller for the Home, which are both focused at the direct consumer markets, along with health care sales, experienced increases compared to the same quarter last year. However, the volume represents a small portion relative to the overall revenue.

The Business and Institutional Furniture Manufacturers Association (BIFMA) estimated that U.S. shipments decreased 19.6 percent for the three-month period ended August 31, 2001, while orders decreased 23.5 percent for the same period. BIFMA recently downgraded its forecast for the industry to a decline of 16 percent for calendar 2001 and relatively flat sales for 2002.

International Operations

International operations began to experience the impact of the domestic contraction. Net sales of international operations (which include export sales from the United States) decreased 15.3 percent for the quarter to revenue levels of $60.9 million. Orders fell sharper, ending the quarter at $68.5 million or a 27.7 percent decline from first quarter last year. Orders appear to have stabilized as levels dropped only 3.7% from the fourth quarter of fiscal 2001. Southeast Asia and Latin America, markets with heavy dependencies on U.S. multinational companies, experienced the most dramatic decline in order pacing.

The abrupt reduction in sales volume drove the first net loss after 17 consecutive profitable quarters. The international business continues to implement worldwide re-alignment efforts to address current business levels and improve overhead leveraging.

Financial Summary

     The following table presents, for the periods indicated, the components of the Company’s consolidated condensed statement of earnings as a percentage of net sales.

	For the Three
	Months Ended

	September 1,	September 2,
	2001	2000

Net Sales	100.0%	100.0%

Cost of Sales	69.3	66.8

Gross Margin	30.7	33.2

Operating Expenses	28.6	22.7

Special Charges	2.3	—

Operating Margin	(.3)	10.5

Interest Expense	1.1	.6

Other (Income) Expense, Net	(.5)	(.4)

Other Expense, Net	.6	.2

Earnings from Continuing Operations Before Taxes	(.9)	10.3

Income Taxes on Earnings from Continuing Operations	(.2)	3.7

Earnings Before Cumulative Effect of a Change in Accounting Principle	(.7)	6.6

Cumulative Effect of a Change in Accounting Principle, net	—	.6

Net Earnings	(.7)%	6.0%

Consolidated Gross Margin

Gross margin for the quarter, as a percent of sales, declined to 30.7 percent versus 33.2 percent for the same period last year.

One key feature of our EVA incentive system is its variability based on our performance. Due to the fact that EVA declined significantly, no variable compensation expense occurred during the quarter. This EVA incentive system, combined with our business model of high-speed assembly and design capabilities, provides a heightened degree of flexibility in the overall cost structure. Management believes this is a competitive advantage, particularly in times of slowing growth. However, as we have stated in the past, the variability is stepped in nature. Some expense items, such as the EVA incentive compensation and temporary labor, decrease quickly relative to revenue. Once these items are brought close to zero, as in the current situation, the next layer of cost reductions are more difficult and the benefits occur at a slower pace. The extent and duration of revenue declines need to be fully assessed before reducing costs of a more fixed characteristic. The ability to respond to a rapid increase in volume while maintaining superior reliability is critical to the company’s success. The company believes that the actions currently being implemented involving capacity will improve margin without compromising quality or customer service.

During the past quarter, pressure on margin was the direct result of the inability to absorb overhead at significantly lower volumes. Material and labor costs as a percent of sales improved. On a year over year basis, direct materials as a percent of revenue decreased, equating to approximately $3 million dollars of savings at the lower volumes. Direct labor dollars were managed closely, ending the quarter slightly below last year as a percent of revenue. On the pricing front, discounting did not increase significantly during the quarter when compared to the fourth quarter of fiscal 2001.

Operating Expenses

Operating expenses, as a percent of net sales, were 30.9 percent for the quarter compared with 22.7 percent for the first quarter of last year. The higher percentage was the direct result of lower sales and the $9.6 million special charge. Excluding the special charge, the percent of revenue was 28.6%. The level of spending, excluding the special charge, decreased 5.8 percent to $117.4 million when compared to the first quarter level last year of $124.6 million. The major driver of this $7.2 million decrease was EVA compensation expense.

As with our margin structure, certain operating costs flex quickly with volume. Highly variable operating expenses were adjusted with revenue. To further improve the revenue to operating expense relationship, the actions discussed previously were required. Current spending levels will continue to decrease, however, focused attention and funding will remain for critical strategic investments. As mentioned, the investments now should strengthen the company’s ability to grow at a premium to the industry, once economic conditions improve.

Other Income/Expenses, Net Income and Earnings per Share

Interest expense for the first quarter increased $1.1 million compared to the same period last year. The increase is primarily the result of higher debt levels.

The effective tax rate for the quarter was 23.5 percent, compared to 36.0 percent last year. The lower tax rate is due to the level of permanent non-deductible expense items in relation to net earnings for the quarter.

Net earnings, excluding the special charges, decreased to $3.2 million for the quarter, compared to $32.5 million for the same period last year. After considering the special charges, net earnings for the first quarter equated to a loss of $2.9 million.

Earnings per share for the quarter, excluding the special charges, were $.04 versus $.41 in the same period last year. Reported earnings per share, including the special charges, ended the quarter at negative $.04.

Financial Condition, Liquidity, and Capital Resources

Cash flow from operating activities was $28.2 million for the first quarter versus $38.1 million in the comparable period last year. The change in operating cash flow was primarily due to lower income offset by investments in working capital during the first quarter of last year. Working capital for the first quarter of this year ended relatively flat compared to levels of the fourth quarter of fiscal 2001. Cash generated from collection of accounts receivable was offset by payments for various taxes and trade payables at the beginning of the quarter. Days sales in accounts receivable plus days sales in inventory (DSO) of 60.1 is up compared to 57.0 days at the end of fiscal 2001. The increase in DSO is due to higher inventory at quarter end related to projects in process and sharper sales declines versus timing of collections.

Capital expenditures for the first three months of fiscal 2002 were $19.5 million versus $22.7 million for the same period last year. Spending declined $12.6 million from the fourth quarter fiscal 2001 level of $32.1 million. Major changes in investments from prior periods include a re-pacing of information technology enhancements and limited facility improvements or expansion previously needed during high growth periods. Investments in new product developments and customer related selling platforms were consistent with prior periods. Capital related to future growth and market share enhancement will remain a priority as management decreases spending. We expect net capital expenditures for the year to be in the range of $90 million to $100 million. The continued decrease in the estimate is due to management’s efforts to re-pace spending in the current business environment.

Total interest-bearing debt increased to $259.5 million, compared to $235.5 million at September 2, 2000. EBITDA to Interest Expense ratio was 15.4 year to date. This ratio evaluates our ability to cover our debt service costs and is one of the covenants under the terms of our debt agreements. These agreements require this ratio to be greater than 4.0.

During the quarter, we returned $16.3 million of cash to shareholders in the form of share repurchases and dividends. Repurchases of approximately 500,000 shares returned $13.5 million to shareholders for the quarter.

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

HERMAN MILLER, INC.
QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

During the first three months of fiscal 2001, there was no material change in foreign exchange risk or material impact of interest rates.

HERMAN MILLER, INC.
PART II—OTHER INFORMATION

Item 1:	Legal Proceedings

Referred to in Notes to Condensed Consolidated Financial Statements

Item 2:	Changes in Securities and Use of Proceeds — None

Item 6:	Exhibits and Reports on Form 8-K

a. Exhibits:

None

b. Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

HERMAN MILLER, INC.

/s/ Michael A. Volkema
October 12, 2001	Michael A. Volkema

Chief Executive Officer

/s/ Elizabeth A. Nickels
October 12, 2001	Elizabeth A. Nickels

Chief Financial Officer