Form 10-Q
period 2001-12-01
MILLER HERMAN INC
filed 2002-01-11
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended December 1, 2001	Commission File No. 0-5813

HERMAN MILLER, INC.

A Michigan Corporation	ID No. 38-0837640

855 East Main Avenue, Zeeland, MI 49464-0302	Phone (616) 654 3000

Herman Miller, Inc.

(1)	has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months

Yes No

(2)	has been subject to such filing requirements for the past 90 days.

Yes No

Common Stock Outstanding at January 8, 2002— 75,734,501 shares.

HERMAN MILLER, INC. FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 1, 2001
INDEX

Page No.

Part I—Financial Information

Item 1 Condensed Consolidated Balance Sheets—
December 1, 2001, and June 2, 2001	3

Condensed Consolidated Statements of Operations—
Three and Six Months Ended December 1, 2001, and December 2, 2000	4

Condensed Consolidated Statements of Cash Flows—
Six Months Ended December 1, 2001, and December 2, 2000	5

Notes to Condensed Consolidated Financial Statements	6-11

Item 2 Management’s Discussion and Analysis of
Financial Condition and Results of Operations	12-18

Item 3 Quantitative and Qualitative Disclosures
About Market Risk	19

Part II—Other Information

Item 1 Legal Proceedings	20

Item 2 Changes in Securities and Use of Proceeds—None

Item 3 Defaults Upon Senior Securities—None

Item 4 Submission of Matters to a Vote of Security Holders—None

Item 5 Other Items—None

Item 6 Exhibits and Reports on Form 8-K — None

Signatures	21

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	December 1,	June 2,
	2001	2001

	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash and cash equivalents	$134.4	$151.8
Accounts receivable, net	170.5	212.6
Inventories— Finished goods	24.2	22.5
Work in process	10.5	11.1
Raw materials	19.5	22.3

Total inventories	54.2	55.9
Prepaid expenses and other	54.1	54.5

Total current assets	413.2	474.8

Property and Equipment, at cost	842.7	839.9
Less — accumulated depreciation	469.6	430.9

Net property and equipment	373.1	409.0

Other Assets:
Notes receivable, net	9.7	13.3
Other noncurrent assets	94.6	99.4

Total Assets	$890.6	$996.5

	December 1,	June 2,
	2001	2001

	(Unaudited)	(Audited)
LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities:
Unfunded checks	$11.2	$21.2
Current portion of long-term debt	10.6	23.3
Notes payable	2.5	3.1
Accounts payable	73.6	95.6
Accrued liabilities	157.4	166.4

Total current liabilities	255.3	309.6

Long-Term Debt, less current portion	231.8	232.9

Other Liabilities	98.0	102.5

Shareholders’ Equity:
Common stock $.20 par value	15.1	15.2
Retained earnings	326.7	365.6
Accumulated other comprehensive loss	(19.4)	(17.4)
Key executive stock programs	(16.9)	(11.9)

Total Shareholders’ Equity	305.5	351.5

Total Liabilities and Shareholders’ Equity	$890.6	$996.5

See accompanying notes to condensed consolidated financial statements.

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended

	December 1,	December 2,	December 1,	December 2,
	2001	2000	2001	2000

Net Sales	$395.0	$616.3	$805.3	$1,164.2

Cost of Sales	276.1	406.3	560.6	772.2

Gross Margin	118.9	210.0	244.7	392.0

Operating Expenses	113.7	140.7	231.1	265.3

Special Charges	38.8	—	48.4	—

Operating Earnings	(33.6)	69.3	(34.8)	126.7

Other Expenses (Income):
Interest Expense	4.5	4.6	9.3	8.2
Other (Income) Expense, Net	(1.9)	(1.4)	(4.1)	(3.8)

Earnings from Continuing Operations Before Income Taxes	(36.2)	66.1	(40.0)	122.3

Income Taxes on Earnings from Continuing Operations	(13.5)	23.8	(14.4)	44.0

Earnings Before Cumulative Effect of a Change in Accounting Principle	(22.7)	42.3	(25.6)	78.3

Cumulative Effect of a Change in Accounting Principle for Pensions, net of tax of $1.9	—	—	—	3.5

Net Earnings	$(22.7)	$42.3	$(25.6)	$74.8

Earnings Per Share—Basic:
Earnings Before Cumulative Effect of a Change in Accounting Principle	$(.30)	$.55	$(.34)	$1.01
Cumulative Effect of a Change in Accounting Principle, net of tax	—	—	—	(.05)

Earnings Per Share—Basic	$(.30)	$.55	$(.34)	$.96

Earnings Per Share—Diluted:
Earnings Before Cumulative Effect of a Change in Accounting Principle	$(.30)	$.54	$(.34)	$1.00
Cumulative Effect of a Change in Accounting Principle, net of tax	—	—	—	(.05)

Earnings Per Share—Diluted	$(.30)	$.54	$(.34)	$.95

Dividends Per Share	$.03625	$.03625	$.0725	$.0725

See accompanying notes to condensed consolidated financial statements.

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS
(Dollars in Millions)
(Unaudited)

	Six Months Ended

	December 1,	December 2,
	2001	2000

Cash Flows from Operating Activities:
Net earnings	$(25.6)	$74.8
Depreciation and amortization	50.7	47.6
Special charges	37.4	—
Changes in current assets and liabilities	(23.3)	(50.3)
Cumulative effect of a change in accounting principle, net of tax	—	3.5
Other, net	5.4	5.5

Net Cash Provided by Operating Activities	44.6	81.1

Cash Flows from Investing Activities:
Notes receivable repayments (issued), net	4.0	(2.3)
Capital expenditures	(31.8)	(47.2)
Proceeds from sale of fixed assets	.3	.1
Other, net	1.7	1.6

Net Cash Used for Investing Activities	(25.8)	(47.8)

Cash Flows from Financing Activities:
Net short-term debt (repayments) borrowings	(.7)	21.5
Net long-term debt repayments	(13.8)	—
Dividends paid	(5.5)	(5.6)
Common stock issued	3.8	13.7
Common stock repurchased and retired	(17.6)	(71.0)

Net Cash Used for Financing Activities	(33.8)	(41.4)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2.4)	(2.2)

Net Decrease in Cash and Cash Equivalents	(17.4)	(10.3)

Cash and Cash Equivalents, Beginning of Period	151.8	95.8

Cash And Cash Equivalents, End of Period	$134.4	$85.5

See accompanying notes to condensed consolidated financial statements.

HERMAN MILLER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared by the company, without audit, in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Management believes that the disclosures made in this document are adequate to make the information presented not misleading. Operating results for the six-month period ended December 1, 2001, are not necessarily indicative of the results that may be expected for the year ending June 1, 2002. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company’s Form 10-K for the year ended June 2, 2001.

Certain prior year information has been reclassified to conform to the current year presentation.

FISCAL YEAR

The company’s fiscal year ends on the Saturday closest to May 31. The year ending June 1, 2002, will contain 52 weeks as did the year ended June 2, 2001. Both the three-month periods ended December 1, 2001 and December 2, 2000, contained 13 weeks.

COMPREHENSIVE (LOSS)/INCOME

Comprehensive income consists of net income, foreign currency translation adjustments, and unrealized holding gains or losses on “available-for-sale” securities. Comprehensive (loss)/income was approximately $(26.2) million and $40.4 million for the three months ended December 1, 2001 and December 2, 2000, respectively. For the six months ended December 1, 2001 and December 2, 2000, comprehensive (loss)/income was approximately $(27.6) million and $71.8 million, respectively.

EARNINGS PER SHARE

The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS):

	Three Months Ended		Six Months Ended

	December 1,	December 2,	December 1,	December 2,
	2001	2000	2001	2000

Numerators:
Numerator for both basic and diluted EPS, net earnings (in millions)	$(22.7)	$42.3	$(25.6)	$74.8

Denominators:
Denominator for basic EPS, weighted-average common shares outstanding	75,643,175	76,685,075	75,779,936	77,186,697

Potentially dilutive shares resulting from stock option plans	—	1,020,335	—	1,120,132

Denominator for diluted EPS	75,643,175	77,705,410	75,779,936	78,306,829

As the company reported a net loss for the quarter and six months ended December 1, 2001, shares resulting from stock option plans would be anti-dilutive to earnings per share and, consequently, have not been included in diluted earnings per share.

Certain exercisable stock options were not included in the computation of diluted EPS at December 2, 2000, because the option prices were greater than the average market prices for the three-month period. The number of stock options outstanding, which meet this criteria, and the ranges of exercise prices were 1,251,238 at $27.50 — $32.50.

SPECIAL CHARGES

During the first quarter ended September 1, 2001, the company recorded a $9.6 million pretax charge to operations, primarily related to certain actions aimed at work force reductions. This charge was classified under the caption “Special Charges” and represented costs associated with an early-retirement offer and other non-voluntary termination benefits for targeted work force reductions in West Michigan, Europe, Mexico, and South America. Approximately 274 positions were eliminated as a result of these combined actions, which affect a wide range of job classifications across the company.

On September 19, 2001, the company’s board of directors approved a comprehensive operational and cost structure realignment & restructuring plan (the “Plan”), which is intended to improve current performance, ensure financial strength, and position the company as a more-focused competitor. The Plan involves the key action items described below:

•	Additional non-voluntary termination benefits for targeted work force reductions in both the U.S. and international operations.
•	Consolidation of the Rocklin, California SCR operation into the West Michigan Greenhouse facility and sale of the Rocklin facility.
•	Consolidation of three leased facilities in West Michigan into other existing West Michigan facilities.
•	The outsourcing of certain dedicated production processes in connection with the company’s paint operations.

•	Outsourcing of the over-the-road transportation fleet.

In connection with these activities, the company recorded a $38.8 million pretax charge to operations under the caption “Special Charges” for the quarter ended December 1, 2001.

Special charges for the three and six months ended December 1, 2001 include the following (amounts in millions):

	Three Months Ended	Six Months Ended
	December 1, 2001	December 1, 2001

Severance & Outplacement	$14.8	$17.9
Asset Impairments	14.0	14.2
Early Retirement Enhancement	3.7	9.9
Lease & Supplier Contract Terminations	3.4	3.4
Facility Exit Costs & Other	2.9	3.0

Total	$38.8	$48.4

Including actions taken in the first quarter, approximately 1,040 employees, across a wide range of job classifications, have been terminated as a result of the restructuring plan. This includes approximately 91 employees from the company’s international operations.

Charges resulting from asset impairments in connection with the Plan have been accounted for in accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of.” The asset impairments consist of long-lived assets, including real estate, fixed assets and manufacturing equipment from the facilities the company intends to dispose of or discontinue. These assets have been written down to the lower of their carrying amounts or estimated fair values, less the cost to dispose. Fair value estimates have been determined by the company’s management, and are based on estimated proceeds from sale and other relevant factors. These asset impairments have arisen only as a consequence of the company making the decision to exit these activities during the second quarter.

The charge also includes certain estimated qualifying exit costs as recorded in accordance with Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Terminations Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. These costs include lease and supplier contract terminations and certain facility exit costs.

The following is a summary of restructuring activity during the second quarter:

(amounts in millions)

	Severance &	Lease & Supplier	Facility
	Outplacement	Contract	Exit Costs
	Costs	Terminations	and Other	Total

Accrual balance, Sept. 1, 2001	$1.6	—	$.3	$1.9
Special Charges	14.8	3.4	2.9	21.1
Cash Payments	(8.0)	(.5)	(1.2)	(9.7)
Adjustments	—	—	—	—

Accrual balance, Dec. 1, 2001	$8.4	$2.9	$2.0	$13.3

Charges associated with the early retirement enhancement and asset impairment actions are not considered in the restructuring activity summary as the related amounts have been recorded as accrued pension liability and reductions to property and equipment, respectively.

The charge also includes costs associated with the movement of inventory and equipment, as well as employee relocation and training related to the consolidation of production processes. These costs are recognized as incurred, and are not included in the ending restructuring accrual at December 1, 2001.

In addition, during the quarter ended December 1, 2001, the company incurred expenses totaling approximately $1.2 million for the write-off of inventory directly connected to the sale of the Rocklin, California SCR operation. This charge has been classified as a component of Cost of Sales in the statement of operations.

Management expects a majority of the remaining restructuring actions to be completed and the liability to be paid by the end of the current fiscal year.

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

SUPPLEMENTAL CASH FLOW INFORMATION

Cash and cash equivalents include all highly liquid debt and equity securities purchased as part of the company’s cash management function. All cash equivalents are considered “available-for-sale” with differences between their respective carrying amounts and market values recorded net of tax on the balance sheet as a component of accumulated other comprehensive income or loss. Other comprehensive income/(loss) resulting from these differences totaled $0.4 million and zero for the three months ended December 1, 2001 and December 2, 2000, respectively.

Cash payments for income taxes and interest were as follows (amounts in millions):

	Six Months Ended

	December 1,	December 2,
	2001	2000

Income taxes paid	$6.3	$43.7
Interest paid	$12.1	$7.7

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

NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board finalized Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” This statement is effective for the company’s fiscal year beginning June 2, 2002. Upon adoption of this standard, pre-existing goodwill is no longer subject to amortization; however, companies will be required to perform an annual fair-value-based analysis to determine whether the value of goodwill has been impaired. The company’s pre-tax goodwill amortization expense for the three months ended December 1, 2001 and December 2, 2000 was $0.7 million and $0.8 million, respectively. Amortization expense totaled $1.5 million for both six-month periods ended December 1, 2001 and December 2, 2000.

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

CONTINGENCIES

The company, for a number of years, has sold various products to the United States Government under General Services Administration (“GSA”) multiple award schedule contracts. Under the terms of these contracts, the GSA is permitted to audit the company’s compliance with the GSA contracts. At any point in time, a number of GSA audits are either scheduled or in process. Management does not expect resolution of the audits to have a material adverse effect on the company’s consolidated financial statements.

The company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the company’s consolidated financial statements.

SUBSEQUENT EVENTS

Subsequent to the end of the quarter, the company entered into a settlement agreement with the Internal Revenue Service (“IRS”) primarily related to the disallowance of deductions for its corporate owned life insurance (“COLI”) policy loan interest and administrative fees for all years of the insurance programs since its inception in fiscal 1994. The IRS has been pursuing an adverse position regarding similar COLI programs of a considerable number of corporations. The IRS position has been supported by judicial rulings in a limited number of court proceedings unrelated to the company, with no favorable decisions to the taxpayers. The company’s settlement with the IRS provided for the surrender of its COLI program policies. This settlement is not expected to have a material effect on the financial statements as the company had previously reserved for this exposure.

REPORT OF MANAGEMENT

In the opinion of management, the accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of the company as of December 1, 2001, and the results of its operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that affected the company’s financial condition and earnings during the periods included in the accompanying condensed consolidated financial statements.

Discussion of Current Business Conditions and Re-Alignment Activities

The office furniture industry continues to experience the negative impact of low overall business confidence. General economic conditions have deteriorated into recession. According to government economists, the recession began last March, which is approximately one quarter after industry order levels peaked. The main industry drivers, including corporate profits, capital expansion, and salaried employment levels, have continued to suffer. General corporate confidence, relative to the timing and extent of recovery, is critical for the industry to regain prior revenue and growth levels. Although customer activity remains higher than current order patterns suggest, many projects and short lead-time purchases are being delayed. To date, no tangible signs of a turnaround are evident, and in fact, the downturn is deeper than most industry leaders expected.

Management continues to feel that the company’s shareholders are best served by maintaining investments that will create a competitive advantage in a recovery. Investments in developing new market opportunities from the Herman Miller Creative Office Group, new product launches within the traditional markets, and continued refinements of previous technology driven investments to improve the value chain, are just a few of the initiatives.

At the same time, the company has been aggressively reducing costs and capital expenditures to ensure the ability to continue generating positive cash flows. Despite declines in revenues and earnings, the company continues to produce strong cash flow and maintains a strong cash position. Continuing to respond to lower than expected volumes and projected timing for industry recovery, the company has taken several actions to improve current performance, ensure financial strength, and position the company as a more-focused competitor. To date, the company has made significant progress towards completing the cost reduction actions announced last quarter. As stated at that time, all of the decisions made were scrutinized to ensure each action fulfilled the following six objectives:

•	Ensure that none of the actions will negatively impact the ability to serve customers or implement our long-term strategy.
•	Simplify the business for both short and long-term agility.
•	Ensure all actions provide a sustainable long-term economic benefit.
•	Balance operating cash flows with the need for business reinvestment.
•	Maintain the overall corporate selling capacity.
•	Ensure changes honor our corporate values and are handled with integrity.

During the second quarter, the majority of actions were completed with limited benefits being reflected in our operating results. The full effect will be more apparent during the second half of the fiscal year. The restructuring actions taken in the second quarter resulted in pretax special charges of $38.8 million. On an EPS basis, this represented $.32 per share, net of tax. Year to date, special charges equal $48.4 million or $.40 per share net of taxes.

In total, the company expects pretax costs associated with these actions to be in the range of $50 to $65 million during this fiscal year. The expected cash outflow related to the charges is approximately fifty percent or $25 to $30 million. The actions taken this fiscal year will affect approximately 1,040 employees worldwide and are estimated to produce sustainable annual expense reductions of at least $50 million. The estimated pretax reduction in operating expenses for this fiscal year totals $23 million. Once the above actions are completed, 695,000 square feet, or approximately 11 percent of owned and leased space, will be eliminated.

Specific steps are being taken to address costs with a fixed nature. The actions involve adjustments to both overhead costs and operating expense levels and were outlined in detail in the first quarter report. In addition to the business restructuring actions, which are summarized in the bullet points below, the company continues to scale back costs, simplify certain business operations, limit capital expenditures, and focus on balancing cash flows with investment opportunities as part of its ongoing operations.

•	During the quarter, virtually all of the employment positions identified in the plan were eliminated. Expense run rates during October and November show that our realized savings are in line with original targets.
•	All production at the Rocklin California facility has been successfully transitioned to the Greenhouse facility in West Michigan. Shipment reliability was maintained at nearly one hundred percent during the transition. The Rocklin facility was shutdown on December fourteenth and a sale is currently pending.
•	Consolidation plans related to two West Michigan plants were sixty percent complete by the end of the second quarter. Full integration of these facilities was completed in December, one month ahead of schedule.
•	Outsourcing of the over-the-road truck fleet, which previously accounted for only 10 percent of our national deliveries, occurred quickly and effectively, without disruption. Again, our reliability and customer service levels were maintained at record levels.
•	Restructuring activities related to the International operations continued, with a completion by the end of fiscal year 2002 likely. The actions will provide for increased variability of cost structures in specific regions.
•	Planned reductions in program funding and expense levels have occurred across most functional areas.

Continued successful implementation of the Herman Miller Production System, combined with lower volumes, has allowed the company to consolidate manufacturing processes. The company is confident in the sustainability of the structural changes, and the ability to continue the high level of reliable service as volume returns.

In summary, we continue to invest to grow revenues and expand into new markets. Reductions of both capital expenditures and operating costs, across all areas, are targeted to balance operating cash flows with investment spending. We have identified further areas to cut costs if the downturn is more protracted than expected. However, this would begin to impact some of our longer-term strategies. We remain confident in our ability to post significant gains as the industry recovers. It is important to point out, however, that we are not simply waiting for the economy to turn around. With our restructuring plans underway, our focus has shifted towards top line growth. This includes the introduction of several new products over the coming months, refocusing our selling efforts, continued realignment of certain business models, and in some areas, adjusting our competitive approach to the market. Management believes these efforts will help to generate additional revenue growth in the near term and improve our market position when the industry reaches the recovery phase.

Analysis of Second Quarter Results

Consolidated Sales and Orders

Net sales for the quarter totaled $395.0 million, declining 35.9 percent from the same period last year. Net sales for the same quarter last year were $616.3 million as sales and orders outpaced the industry. Lower sales volume occurred across all product lines, in both domestic and foreign markets. Order entry for the quarter continued to be soft. New orders totaled $361.7 million, a decrease of 38.3 percent when compared to the second quarter of last year. As previously mentioned, the decline in sales and orders is magnified when compared to our performance during the second quarter of fiscal 2001. Backlog of unfilled orders ended the quarter at $196.6 million, down from $230.0 million at the beginning of the quarter.

Order levels appeared to have leveled off prior to September 11th. Unfortunately, since then, weekly orders have averaged 13 percent lower, leaving the ending backlog lower than expected. Customers continue to be delaying major project purchases and expansion plans until the economic certainty of their own businesses improve. Additionally, order levels have declined sharply in the low volume, short lead-time business areas.

Domestic Operations

Domestic sales for the second quarter decreased 35.8 percent while incoming orders declined 37.8 percent on a year over year basis. Record volume levels last year magnify the effect of the industry slowdown. Order levels were generally down across all areas of the business.

The Business and Institutional Furniture Manufacturers Association (“BIFMA”) estimated that U.S. shipments decreased 27.1 percent for the three-month period ended November 30, 2001, while orders decreased 29.3 percent for the same period, when compared to last year. BIFMA recently downgraded its shipment forecast for the industry to a decline of 17.8 percent for calendar 2001 and an 8.8 percent decrease for 2002.

International Operations

International operations continued to be negatively impacted by the general recession. Net sales for the quarter totaled $60.9 million, equal to first quarter levels and down 36.2 percent on a year over year basis. New orders were $54.9 million, representing a 41.2 percent decline from the second quarter of last year. Order levels declined 19.8 percent from the first quarter with the sharpest drops in Southeast Asia and Latin America.

Specific realignment actions relative to our international cost structures and market opportunities were a key focus during the quarter. The actions are based on the company’s overriding principle of business model simplification and cost variability. The objectives will be accomplished in three ways. First, we will increase the leverage of our domestic operational infrastructure and customer service strengths to decrease the overhead currently supporting the export business. Second, the depth and strength of the International leadership team throughout the world has improved dramatically in the past three years. As a result, we will downsize certain positions and rely on fewer people, reducing overall compensation costs. Third, the distribution channel will be strengthened and we will rely on an increase in dealer relationships, lowering our direct selling costs that are inherently more fixed in nature.

Financial Summary

The following table presents, for the periods indicated, the components of the company’s consolidated condensed statement of earnings as a percentage of net sales.

	For the Three		For the Six
	Months Ended		Months Ended

	December 1,	December 2,	December 1,	December 2,
	2001	2000	2001	2000

Net Sales	100.0%	100.0%	100.0%	100.0%

Cost of Sales	69.9	65.9	69.6	66.3

Gross Margin	30.1	34.1	30.4	33.7

Operating Expenses	28.8	22.8	28.7	22.8

Special Charges	9.8	—	6.0	—

Operating Margin	(8.5)	11.2	(4.3)	10.9

Interest Expense	1.1	.8	1.2	.7
Other (Income) Expense, Net	(.4)	(.3)	(.5)	(.3)

Other Expense, Net	.7	.5	.7	.4

Earnings from Continuing Operations Before Taxes	(9.2)	10.7	(5.0)	10.5

Income Taxes on Earnings from Continuing Operations	(3.4)	3.9	(1.8)	3.8

Earnings Before Cumulative Effect of a Change in Accounting Principle	(5.8)	6.9	(3.2)	6.7

Cumulative Effect of a Change in Accounting Principle, net	—	—	—	.3

Net Earnings	(5.8)%	6.9%	(3.2)%	6.4%

Consolidated Gross Margin

Gross margin for the quarter, as a percent of sales, was 30.1 percent versus 34.1 percent for the same period last year.

Given the sharp volume declines, this represented a good performance by the operations team. In addition to lower than anticipated production volumes, there were approximately $3.5 million in additional costs, which negatively impacted margin. These expenses included approximately $2.3 million in tooling asset write-offs related to the discontinuation of certain freestanding products. Additionally, approximately $1.2 million of inventory write-offs were recorded in connection with the closure of the Rocklin, California manufacturing facility. Despite these factors, gross margin decreased by only .6 percentage points from the first quarter. Excluding the $3.5 million in additional charges, gross margins would have been 31.0 percent.

Our manufacturing team continues to manage material and direct labor in a difficult environment. Although current order levels have been unpredictable and volatile on a weekly basis, our production and customer service teams have been able to level production schedules while ensuring customer requirements are met. On a percent of sales basis, these costs have remained relatively stable as compared to the second quarter of last year.

As sales volumes have dropped, fixed overhead costs have become a larger percentage of our overall cost structure. This continues to be the major driver of the margin decline. Going forward the company should begin to experience more benefits from the restructuring actions aimed at fixed cost reductions. The company believes that the actions to reduce capacity, currently being implemented, will improve margin without compromising quality, customer service, or its ability to respond to improved market conditions. In addition, a continued focus on further cost reductions will be a priority.

During the quarter, discounting increased by approximately $4 million compared to last year, or 1.0 percent of consolidated net sales. Two main drivers of the increase included a higher percentage of governmental projects and competitive pricing pressures in the marketplace. The company is taking a measured approach to its pricing strategies, managing away from deep discounting and focusing on product differentiation features and other types of purchase and service incentives.

Operating Expenses

Operating expenses, as a percent of net sales, were 38.6 percent for the quarter compared with 22.8 percent for the second quarter of last year. The higher percentage was the direct result of lower sales and the $38.8 million of special charges. Excluding special charges, the percent of revenue was 28.8 percent. The level of spending, excluding special charges, decreased 19.2 percent to $113.7 million when compared to $140.7 million in the second quarter last year. The major drivers of this $27.0 million decrease were continued focus on prioritizing and deferring spending levels across all areas, EVA compensation expense, and lower compensation costs as the benefits of the company’s action plans began to be recognized.

Current spending levels will continue to decrease; however, focused attention and funding will remain for critical project investments. As mentioned, the investments today should strengthen the company’s ability to grow at a premium to the industry, once economic conditions improve.

Other Income/Expenses, Net Income and Earnings per Share

Interest expense for the second quarter decreased $.1 million compared to the same period last year. The decrease is primarily the result of lower debt levels.

The effective tax rate for the quarter was 37.3 percent, compared to 36.0 percent last year. The higher tax rate is due to the level of permanent non-deductible expense items in relation to net earnings for the quarter. This adjusts the year to date tax rate to 36.0 percent, in line with full year expectations.

Net earnings, excluding special charges, were $1.7 million for the quarter, compared to $42.3 million for the same period last year. After considering special charges, the company posted a net loss of $22.7 million for the quarter.

Diluted earnings per share for the quarter, excluding special charges, were $.02 versus $.54 in the same period last year. Reported earnings per share, including special charges, ended the quarter at negative $.30.

Prior to giving consideration to special charges incurred in the quarter, EBITDA was $33.1 million versus $94.7 million last year. After charges, EBITDA for the quarter was negative $5.7 million.

Financial Condition, Liquidity, and Capital Resources

Cash flow from operating activities was $16.4 million for the second quarter versus $43.0 million in the comparable period last year. Excluding cash outlays of $9.7 million related to the restructuring during the quarter, cash flow generated from operations was $26.1 million. For the quarter, cash invested for capital, dividends, and share repurchases totaled $19.1 million.

Cash outlays for the restructuring year to date total $11 million, with an estimated $15 to $20 million remaining. The total cash outlay is estimated to be approximately 50 percent of the special charges. This estimate does not include expected future cash generated from the sale of assets related to the action plans.

The decrease in operating cash flow compared to the second quarter of last year is primarily due to lower operating profit and related declines in tax liabilities. This was partially offset by favorable timing of cash payments related to the special charges.

During these tough economic times, the company is concentrating resources on accounts receivable. The efforts continue to show results. Days sales in accounts receivable plus days sales in inventory (DSO) decreased to 58.7 from 60.1 in the first quarter of this year. Our accounts receivable aging has also improved from the beginning of the fiscal year. Additionally, bad debt expense, as a percentage of sales, held consistent with the first quarter and the prior year.

Capital expenditures for the quarter totaled $12.3 million versus $24.5 million for the same period last year. This compares to $19.5 million in the first quarter of this fiscal year and $32.1 million in the fourth quarter of last year. The company’s current net capital expenditures target for the year is in the range of $70 million to $75 million. During the first quarter of this year, full year spending targets were $90 million to $100 million. This compares to $105 million spent in fiscal 2001. The company continues to defer and reduce capital expenditures to balance cash. Management’s decision to continue certain investments in growth opportunities continues to be weighed against the need to maintain a strong cash position. Capital expenditures outside of these investment areas have been scaled way back.

Total interest-bearing debt decreased to $244.9 million, compared to $259.3 million at June 2, 2001. The $14.4 million reduction in debt resulted primarily from the payment on a note related to the purchase of sales technology. Rolling twelve-month EBITDA to Interest Expense ratio was 9.89 as of quarter end. This ratio evaluates our ability to cover our debt service costs and is one of the covenants under the terms of our debt agreements. These agreements require this ratio to be greater than 4.0.

Subsequent to the end of the quarter, the company entered into a settlement agreement with the Internal Revenue Service (“IRS”) primarily related to the disallowance of deductions for its corporate owned life insurance (“COLI”) policy loan interest and administrative fees for all years of the insurance programs since its inception in fiscal 1994. The IRS has been pursuing an adverse position regarding similar COLI programs of a considerable number of corporations. The IRS position has been supported by judicial rulings in a limited number of court proceedings unrelated to the company, with no favorable decisions to the taxpayers. The company’s settlement with the IRS provided for the surrender of its COLI program policies. This settlement is not expected to have a material effect on the financial statements as the company had previously reserved for this exposure.

During the quarter, we returned $6.8 million of cash to shareholders in the form of share repurchases and dividends. Repurchases of approximately 194,000 shares returned $4.1 million to shareholders during the quarter at an average price of $20.91. This compares to share repurchases in the first quarter of $13.5 million. Although the company is not abandoning a repurchase strategy, a curtailment in the middle of the quarter was aimed at adding to the strength of our cash position.

We believe that cash on hand, cash generated from operations, and availability on our credit facilities will provide adequate liquidity to fund future operations and capital additions of the company.

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

HERMAN MILLER, INC.
QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

During the first half of fiscal 2002, there was no material change in foreign exchange risk or material impact of interest rates.

HERMAN MILLER, INC.
PART II—OTHER INFORMATION

Item 1:	Legal Proceedings

Referred to in Notes to Condensed Consolidated Financial Statements

Item 2:	Changes in Securities and Use of Proceeds – None

Item 6:	Exhibits and Reports on Form 8-K

a. Exhibits:

None

b. Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

HERMAN MILLER, INC.

January 11, 2002	/s/ Michael A. Volkema Michael A. Volkema Chief Executive Officer

January 11, 2002	/s/ Elizabeth A. Nickels Elizabeth A. Nickels Chief Financial Officer