Form 10-Q
period 2002-03-02
MILLER HERMAN INC
filed 2002-04-12
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

X	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 2, 2002	Commission File No. 0-5813

HERMAN MILLER, INC.

A Michigan Corporation	ID No. 38-0837640

855 East Main Avenue, Zeeland, MI 49464-0302	Phone (616) 654 3000

Herman Miller, Inc.

(1)	has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months

Yes X No

(2)	has been subject to such filing requirements for the past 90 days.

Yes X No

Common Stock Outstanding at April 8, 2002— 76,032,666 shares.

HERMAN MILLER, INC. FORM 10-Q
FOR THE QUARTER ENDED MARCH 2, 2002
INDEX

Page No.

Part I—Financial Information

Item 1 Condensed Consolidated Balance Sheets—
March 2, 2002, and June 2, 2001	3

Condensed Consolidated Statements of Operations—
Three and Nine Months Ended March 2, 2002, and March 3, 2001	4

Condensed Consolidated Statements of Cash Flows—
Nine Months Ended March 2, 2002, and March 3, 2001	5

Notes to Condensed Consolidated Financial Statements	6-12

Item 2 Management’s Discussion and Analysis of
Financial Condition and Results of Operations	13-20

Item 3 Quantitative and Qualitative Disclosures
About Market Risk	21

Part II—Other Information

Item 1 Legal Proceedings	22

Item 2 Changes in Securities and Use of Proceeds—None

Item 3 Defaults Upon Senior Securities—None

Item 4 Submission of Matters to a Vote of Security Holders—None

Item 5 Other Items—None

Item 6 Exhibits and Reports on Form 8-K — None

Signatures	23

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	March 2,	June 2,
	2002	2001

	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$188.0	$151.8
Accounts receivable, net	139.4	212.6
Inventories —
Finished goods	17.4	22.5
Work in process	8.1	11.1
Raw materials	15.8	22.3

Total inventories	41.3	55.9
Prepaid expenses and other	57.1	54.5

Total current assets	425.8	474.8
Property and Equipment, at cost	834.2	839.9
Less — accumulated depreciation	483.1	430.9

Net property and equipment	351.1	409.0
Other Assets:
Notes receivable, net	10.2	13.3
Other noncurrent assets	76.7	99.4

Total Assets	$863.8	$996.5

	March 2,	June 2,
	2002	2001

	(Unaudited)	(Audited)
LIABILITIES & SHAREHOLDERS’ EQUITY
Current Liabilities:
Unfunded checks	$11.2	$21.2
Current portion of long-term debt	10.6	23.3
Notes payable	2.4	3.1
Accounts payable	66.3	95.6
Accrued liabilities	150.0	166.4

Total current liabilities	240.5	309.6
Long-Term Debt, less current portion	231.8	232.9
Other Liabilities	96.6	102.5
Shareholders’ Equity:
Common stock $.20 par value	15.2	15.2
Retained earnings	316.9	365.6
Accumulated other comprehensive loss	(20.8)	(17.4)
Key executive stock programs	(16.4)	(11.9)

Total Shareholders’ Equity	294.9	351.5

Total Liabilities and Shareholders’ Equity	$863.8	$996.5

See accompanying notes to condensed consolidated financial statements.

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended

	March 2,	March 3,	March 2,	March 3,
	2002	2001	2002	2001

Net Sales	$340.7	$561.0	$1,146.0	$1,725.2
Cost of Sales	242.2	376.2	802.8	1,148.4

Gross Margin	98.5	184.8	343.2	576.8
Operating Expenses	101.9	130.3	333.0	395.6
Special Charges	9.8	—	58.2	—

Operating Earnings	(13.2)	54.5	(48.0)	181.2
Other Expenses (Income):
Interest Expense	4.7	4.1	14.0	12.3
Other (Income) Expense, Net	.2	(1.2)	(3.9)	(5.0)

Earnings from Continuing Operations Before Income Taxes	(18.1)	51.6	(58.1)	173.9
Income Taxes on Earnings from Continuing Operations	(6.5)	18.6	(20.9)	62.6

Earnings Before Cumulative Effect of a Change in Accounting Principle	(11.6)	33.0	(37.2)	111.3
Cumulative Effect of a Change in Accounting Principle for Pensions, net of tax of $1.9	—	—	—	3.5

Net Earnings	$(11.6)	$33.0	$(37.2)	$107.8

Earnings Per Share—Basic:
Earnings Before Cumulative Effect of a Change in Accounting Principle	$(.15)	$.43	$(.49)	$1.45
Cumulative Effect of a Change in Accounting Principle, net of tax	—	—	—	(.05)

Earnings Per Share—Basic	$(.15)	$.43	$(.49)	$1.40

Earnings Per Share—Diluted:
Earnings Before Cumulative Effect of a Change in Accounting Principle	$(.15)	$.43	$(.49)	$1.43
Cumulative Effect of a Change in Accounting Principle, net of tax	—	—	—	(.05)

Earnings Per Share—Diluted	$(.15)	$.43	$(.49)	$1.38

Dividends Per Share	$.03625	$.03625	$.10875	$.10875

See accompanying notes to condensed consolidated financial statements.

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS
(Dollars in Millions)
(Unaudited)

	Nine Months Ended

	March 2,	March 3,
	2002	2001

Cash Flows from Operating Activities:
Net earnings	$(37.2)	$107.8
Depreciation and amortization	82.8	70.9
Special charges	38.7	—
Changes in current assets and liabilities	3.6	(66.6)
Cumulative effect of a change in accounting principle, net of tax	—	3.5
Other, net	5.3	9.8

Net Cash Provided by Operating Activities	93.2	125.4
Cash Flows from Investing Activities:
Notes receivable repayments, net	3.5	2.8
Capital expenditures	(43.2)	(72.9)
Proceeds from sale of fixed assets	.3	.1
Other, net	18.3	(.8)

Net Cash Used for Investing Activities	(21.1)	(70.8)
Cash Flows from Financing Activities:
Net short-term debt repayments	(.8)	(.1)
Net long-term debt repayments	(13.2)	(.1)
Dividends paid	(8.2)	(8.4)
Common stock issued	8.2	19.9
Common stock repurchased and retired	(18.0)	(86.7)

Net Cash Used for Financing Activities	(32.0)	(75.4)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(3.9)	(.7)

Net Increase (Decrease) in Cash and Cash Equivalents	36.2	(21.5)
Cash and Cash Equivalents, Beginning of Period	151.8	95.8

Cash And Cash Equivalents, End of Period	$188.0	$74.3

See accompanying notes to condensed consolidated financial statements.

HERMAN MILLER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared by the company, without audit, in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Management believes that the disclosures made in this document are adequate to make the information presented not misleading. Operating results for the nine-month period ended March 2, 2002, are not necessarily indicative of the results that may be expected for the year ending June 1, 2002. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company’s Form 10-K for the year ended June 2, 2001.

Certain prior year information has been reclassified to conform to the current year presentation.

FISCAL YEAR

The company’s fiscal year ends on the Saturday closest to May 31. The year ending June 1, 2002, will contain 52 weeks as did the year ended June 2, 2001. Both the three-month periods ended March 2, 2002, and March 3, 2001, contained 13 weeks.

COMPREHENSIVE (LOSS)/INCOME

Comprehensive (loss)/income consists of net income, foreign currency translation adjustments, and unrealized holding gains or losses on “available-for-sale” securities. Comprehensive (loss)/income was approximately $(13.0) million and $33.8 million for the three months ended March 2, 2002, and March 3, 2001, respectively. For the nine months ended March 2, 2002, and March 3, 2001, comprehensive (loss)/income was approximately $(40.6) million and $105.6 million, respectively.

EARNINGS PER SHARE

The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS):

	Three Months Ended		Nine Months Ended

	March 2,	March 3,	March 2,	March 3,
	2002	2001	2002	2001

Numerators:
Numerator for both basic and diluted EPS, net earnings (in millions)	$(11.6)	$33.0	$(37.2)	$107.8

Denominators:
Denominator for basic EPS, weighted- average common shares outstanding	75,855,787	76,278,458	75,805,219	76,883,951
Potentially dilutive shares resulting from stock option plans	—	887,779	—	1,042,681

Denominator for diluted EPS	75,855,787	77,166,237	75,805,219	77,926,632

As the company reported a net loss for the quarter and nine months ended March 2, 2002, shares resulting from stock option plans would be anti-dilutive to earnings per share and, consequently, have not been included in diluted earnings per share.

Certain exercisable stock options were not included in the computation of diluted EPS at March 3, 2001, because the option prices were greater than the average market prices for the three-month period. The number of stock options outstanding, which meet this criterion, and the ranges of exercise prices were 2,407,768 at $26.75 — $32.50.

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

In connection with these activities, the company recorded additional pretax charges under the caption “Special Charges” of $38.8 million and $9.8 million for the quarters ended December 1, 2001 and March 2, 2002, respectively.

Special charges for the three and nine months ended March 2, 2002, include the following (amounts in millions):

	Three Months Ended	Nine Months Ended
	March 2, 2002	March 2, 2002

Severance & Outplacement	$6.4	$24.3
Asset Impairments	.9	15.1
Early Retirement Enhancement	—	9.9
Lease & Supplier Contract Terminations	.4	3.8
Facility Exit Costs & Other	2.1	5.1

Total	$9.8	$58.2

Including actions taken since the beginning of fiscal 2002, approximately 1,200 employees, across a wide range of job classifications, have been or will be terminated as a result of the restructuring plan. This includes approximately 200 employees from the company’s international operations.

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

The consolidation of our Rocklin, California operation into the Holland Greenhouse has been completed, although the previously reported pending sale of the Rocklin facility did not occur as originally planned. The related asset impairment, which totaled $9.3 million, was included in special charges on the statement of operations during the second quarter. The remaining carrying value of $17.1 million is classified under the caption “Net property and equipment” on the balance sheet. Although this classification places the Rocklin property in the long-term asset category, the company’s intention is to sell these assets within the next 12 months. Subsequent to the end of the quarter, the company entered into a tentative agreement to sell the Rocklin property for $18 million. This agreement is subject to inspection by the buyer.

The charge also includes certain estimated qualifying exit costs as recorded in accordance with Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Terminations Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. These costs include lease and supplier contract terminations and certain facility exit costs.

The following is a summary of restructuring activity during the third quarter:

(amounts in millions)

	Severance &	Lease & Supplier	Facility
	Outplacement	Contract	Exit Costs
	Costs	Terminations	and Other	Total

Accrual balance, Dec. 1, 2001	$8.4	$2.9	$2.0	$13.3
Special Charges	6.4	.4	2.1	8.9
Cash Payments	(7.2)	—	(1.2)	(8.4)
Adjustments	—	—	—	—

Accrual balance, Mar. 2, 2002	$7.6	$3.3	$2.9	$13.8

Charges associated with the early retirement enhancement and asset impairment actions are not considered in the restructuring activity summary as the related amounts have been recorded as accrued pension liability and reductions to property and equipment, respectively.

The charge also includes costs associated with the movement of inventory and equipment, as well as employee relocation and training related to the consolidation of production processes. These costs are recognized as incurred, and are not included in the ending restructuring accrual at March 2, 2002.

In addition, during the second quarter ended December 1, 2001, expenses totaling approximately $1.2 million for the write-off of inventory directly connected to the closure of the Rocklin, California SCR operation were incurred. This charge has been classified as a component of Cost of Sales in the statement of operations.

Management expects a majority of the remaining restructuring actions to be completed and the liability to be paid by the end of the current fiscal year.

CHANGE IN ACCOUNTING ESTIMATE

Operating expenses for the third quarter included $7.9 million of accelerated depreciation related to certain sales technology assets. During the quarter, the company made the decision to replace these assets, which previously had an estimated remaining useful life of approximately 1.5 years. These assets will be replaced during the fourth quarter and, as a result, they will be completely depreciated by the end of the fiscal year. This change in service life constitutes a change in accounting estimate under Accounting Principles Board Opinion No. 20, “Accounting Changes”. An additional similar pretax charge resulting from this decision is expected in the company’s fourth quarter.

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

SUPPLEMENTAL CASH FLOW INFORMATION

Cash and cash equivalents include all highly liquid debt and equity securities purchased as part of the company’s cash management function. All cash equivalents are considered “available-for-sale” with differences between their respective carrying amounts and market values recorded net of tax on the balance sheet as a component of accumulated other comprehensive income or loss. Other comprehensive income/(loss) resulting from these differences totaled $(.3) million and zero for the three months ended March 2, 2002, and March 3, 2001, respectively.

Cash payments for income taxes and interest were as follows (amounts in millions):

	Nine Months Ended

	March 2,	March 3,
	2002	2001

Income taxes paid	$7.4	$66.7
Interest paid	$12.6	$10.1

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

NEW ACCOUNTING STANDARDS

In August 2001, the Financial Accounting Standards Board finalized Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”) and the accounting and reporting provisions of the Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions.” SFAS 144 also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” SFAS 144 retains the provisions of SFAS 121 for recognition and measurement of impairment of long-lived assets to be held and used, and measurement of long-lived assets to be disposed of by sale. Discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. SFAS 144 is effective for the company’s fiscal year beginning June 2, 2002. Adoption of this statement is not expected to have a material impact on the company’s financial statements.

In June 2001, the Financial Accounting Standards Board finalized Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” This statement is effective for the company’s fiscal year beginning June 2, 2002. Upon adoption of this standard, pre-existing goodwill is no longer subject to amortization; however, companies will be required to perform an annual fair-value-based analysis to determine whether the value of goodwill has been impaired. The company’s pre-tax goodwill amortization expense was $.8 million for both three-month periods ended March 2, 2002 and March 3,

2001. Amortization expense totaled $2.3 million for both nine-month periods ended March 2, 2002 and March 3, 2001.

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

INTERNAL REVENUE SERVICE SETTLEMENT

During the third quarter, the company entered into a settlement agreement with the Internal Revenue Service (“IRS”) primarily related to the disallowance of deductions for its corporate owned life insurance (“COLI”) policy loan interest and administrative fees for all years of the insurance programs since its inception in fiscal 1994. The IRS has been pursuing an adverse position regarding similar COLI programs of a considerable number of corporations. The IRS position has been supported by judicial rulings in a limited number of court proceedings unrelated to the company, with no favorable decisions to the taxpayers.

The company’s settlement with the IRS provided for the surrender of its COLI program policies. As a result of the COLI settlement, the company canceled the related life insurance policies resulting in a $1.8 million pretax charge to earnings in the third quarter. Additionally, the company will be required to pay taxes and interest related to the disallowance of the deductions for the tax years between 1994 and 1999. These payments, which are net of $14.0 million cash received early in the quarter for the net cash surrender value of the related policies, will total approximately $9.5 million and are expected to be substantially completed by the end of fiscal 2003. As the company had previously reserved for the disallowance of these deductions, there will be no additional impact to earnings.

REPORT OF MANAGEMENT

In the opinion of management, the accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of the company as of March 2, 2002, and the results of its operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that affected the company’s financial condition and earnings during the periods included in the accompanying condensed consolidated financial statements.

Discussion of Current Business Conditions and Restructuring Activities

The story for our third quarter remained much the same as the first half of fiscal 2002. The office furniture industry continued its decline in the midst of a struggling broader economy. The primary drivers of our industry’s growth, corporate profits, capital expansion and salaried employment levels, remained at low levels through the quarter. Clearly, improvement in these key areas is required for our industry to gain traction on the path toward recovery and, ultimately, growth. Although we have seen no tangible signs of recovery in our business to date beyond moderate increases in order activity, general economic measures such as unemployment would indicate the overall economy is emerging from recession. As this good news continues, a recovery within our industry is expected to follow.

As stated last quarter, the company is well poised to capitalize on growth opportunities once the industry recovery begins. We believe our shareholders are best served by continuing the strategic investments that will create a competitive advantage in a recovery. To this end, we have continued our pursuit of developing extended market opportunities within the traditional markets we serve as well as new market opportunities from the Herman Miller Creative Office group.

Equally important is our ability to scale our cost structure to the reduced revenue levels resulting from the downturn. Such cost reductions are required for the company to produce strong cash flow and maintain a strong cash position, both of which were achieved in the third quarter. Management announced a series of business restructuring actions in the first half of fiscal 2002 designed to accomplish this. Through the third quarter, significant progress has been made toward the completion of these actions. The following is a brief status summary of the major actions announced earlier in the year:

•	Virtually all of the employment positions identified in the plan have been eliminated. Realized savings are in line with original targets.

•	Production at the Rocklin, California facility has been transitioned to the Greenhouse facility in West Michigan.

•	The consolidation plan related to three West Michigan facilities was completed ahead of schedule.

•	Outsourcing of the over-the-road truck fleet, which previously accounted for only 10 percent of our national deliveries, occurred quickly and effectively without disruption. Our reliability and customer service levels have been maintained at record levels.

•	Restructuring activities related to our International operations continue. The estimated completion date remains the end of fiscal year 2002. These actions will provide for increased variability of cost structures in specific international regions.

•	Planned reductions in program funding and expense levels have occurred across most functional areas.

During the third quarter, the company recorded pretax special charges totaling $9.8 million or $.08 per share, net of tax. Year to date, special charges equal $58.2 million or $.48 per share, net of tax.

Although the planned actions outlined above are progressing on schedule, the question of what an industry recovery will look like remains. The Business and Institutional Furniture Manufacturer’s Association (“BIFMA”) published its industry forecast in February for calendar 2002 and 2003 showing growth of negative 13.0 percent and positive 3.6 percent, respectively. This data supports the notion that an economic recovery within our industry will be gradual. As a consequence, in March we announced a number of additional restructuring actions aimed at further lowering our break-even point. These actions, coupled with those already underway, will set the stage for an accelerated growth in operating profit through the gradual industry recovery. The additional actions include the following:

•	We will cease the Herman Miller RED initiative. This will include the closure of the New York City retail store. Selected retailers and e-tailers for Herman Miller icon classic products will be maintained where we believe we can achieve appropriate returns.

•	SQA will be phased out as a distinct brand and dealer network. Select existing SQA dealers will be given access to the full portfolio of Herman Miller products. This will create a more powerful segment of the Herman Miller dealer network focused on targeting small businesses.

•	All production currently housed in the Holland, Michigan Greenhouse facility will be consolidated within other “product-specific” manufacturing plants thereby freeing up capacity for the chair plant operation as discussed below. Processes initiated at the Greenhouse and our accelerated efforts to implement similar lean practices across all manufacturing sites allow us to incorporate 10-day order fulfillment programs within the “product-specific” facilities.

•	All production activities currently located in our 200,000 square foot Holland, Michigan chair plant will be moved into the Greenhouse facility. Once this is completed, the chair plant will be for sale.

•	All production currently located at the Georgia Assemble To Order (“ATO”) facility will be moved to an existing plant in Fulton County, Georgia. This move will eliminate approximately 90,000 square feet of manufacturing space.

•	We will exit our owned sales and distribution operations and move to an independent dealer network in both the German and French markets.

These additional changes are expected to result in pretax special charges of $20 million to $30 million, most of which will be recorded in the fourth quarter. In total, restructuring actions taken during fiscal 2002 will result in between $80 million and $90 million pretax special charges and are expected to yield annualized savings in the range of $80 million to $90 million. Total cash outflows resulting from these actions are estimated to be between $40 million and $50 million and will be substantially incurred over the next nine months. The majority of the restructuring actions will be completed by the end of the fourth quarter.

As with previously announced actions, these new initiatives will be accomplished with our original six objectives in mind:

•	Ensure none of the actions negatively impact our ability to serve customers or implement our long-term strategy.

•	Simplify the business for both short and long-term agility.

•	Ensure all actions provide a sustainable long-term economic benefit.

•	Balance operating cash flows with the need for business reinvestment.

•	Maintain the overall corporate selling capacity.

•	Ensure changes honor our corporate values and are handled with integrity.

Continued successful implementation of the Herman Miller Production System, combined with lower volumes, has allowed the company to consolidate manufacturing processes without jeopardizing production capacity. The combined restructuring actions this fiscal year will reduce our manufacturing and office square footage by over 19 percent. The company is confident in the sustainability of the structural changes and the ability to continue the high level of reliable service once volume returns.

In summary, we believe we are nearing a recovery from a dramatic and painful industry downturn. The changes we have made have set the stage for accelerated growth in profitability through increased operating efficiencies and agility. All of this has been accomplished without risking our ability to respond to significant increases in production volumes. Our focus has now shifted toward top-line growth. This will be accomplished through the introduction of several new products over the coming months, refocusing our selling efforts, and the continued realignment of certain business and marketing strategies. Management believes these efforts will help to generate additional revenue and improve our market position in the near-term.

Analysis of Third Quarter Results

Consolidated Sales and Orders

Third quarter net sales declined 39.3 percent to $340.7 million from $561.0 million for the same period last year. Lower sales volumes in both the domestic and international markets continued across all product lines. Throughout the quarter, customers continued to delay major project purchases and expansion plans. New orders for the quarter totaled $309.5 million compared to $494.0 million for the third quarter of fiscal 2001. The backlog of unfilled orders as of the end of the quarter was $165.5 million, down from $196.6 million at the end of the second quarter of this fiscal year.

New order levels averaged $23.8 million per week for the quarter, which is a decrease of approximately 14.4 percent from the weekly average in the second quarter. While this decline is significant, it is not unlike similar declines we have seen in the past. Even in good economic conditions, the third quarter tends to be our most difficult, due mainly to the holiday season. Compounding this further is the fact that this year, for the first time, we closed our operations during the week between the Christmas and New Year holidays.

Domestic Operations

Domestic sales for the third quarter decreased 37.2 percent while new orders declined 35.8 percent on a year over year basis. Significant volume levels last year magnify the effect of the current year slowdown. This decline in sales and order volume was seen across all areas of the business.

BIFMA has estimated that U.S. shipments and orders decreased 30.5 percent and 28.8 percent for the three-month period ended February 2002, respectively. As mentioned, in February BIFMA downgraded its forecasted industry decline for calendar 2002 to 13.0 percent.

Our domestic restructuring actions made significant progress during the quarter. To date, all planned domestic workforce reductions have been substantially completed. The three leased facilities in West Michigan have been successfully consolidated into other existing Herman Miller sites. Selected production processes have been outsourced as planned. Additionally, the over-the-road transportation fleet was outsourced without disruption to our reliability and customer service levels.

The consolidation of our Rocklin, California operation into the Holland Greenhouse has been completed, although the previously reported pending sale of the Rocklin facility did not occur as originally planned. The carrying amounts of the Rocklin assets have been written down to their estimated fair values less estimated costs to sell. This asset impairment, which totaled $9.3 million, was included in special charges on the statement of operations during the second quarter. This transaction was treated as a non-cash item for cash flow purposes. The remaining carrying value of $17.1 million is classified under the caption “Net property and equipment” on the balance sheet. Although this classification places the Rocklin property in the long-term asset category, our goal is to sell these assets within the next 12 months. Subsequent to the end of the quarter, the company entered into a tentative agreement to sell the Rocklin property for $18 million. This agreement is subject to inspection by the buyer.

International Operations

As has been the case all year, our international operations continued to be negatively impacted by the general recession. Although all international markets have experienced decreases in sales and order volumes, the sharpest declines have been felt in Southeast Asia and Latin America. Third quarter net sales totaled $47.7 million, down 49.4 percent from last year and 21.7 percent from the second quarter. New orders for the quarter decreased 45.0 percent to $44.6 million from $81.0 million last year.

Specific realignment actions relative to our international cost structures and market opportunities were again a key focus during the quarter. Significant progress has been made with regards to planned workforce reductions as well as the transition to a more variable cost model through the sale of select owned dealers in Asia and Latin America.

These changes, as well as those planned for the fourth quarter, are intended to simplify our international business model. Our international workforce has been reduced by roughly 200 positions since the beginning of the fiscal year. This was made possible by relying more heavily on the depth and strength of our leadership team, which has dramatically improved over the past three years. Finally, our move toward non-owned dealer relationships in select regions will continue to lower our direct selling costs, further increasing variability in our overall cost structure.

Financial Summary

The following table presents, for the periods indicated, the components of the company’s consolidated condensed statement of earnings as a percentage of net sales.

	For the Three		For the Nine
	Months Ended		Months Ended

	March 2,	March 3,	March 2,	March 3,
	2002	2001	2002	2001

Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	71.1	67.1	70.0	66.6

Gross Margin	28.9	32.9	30.0	33.4
Operating Expenses	29.9	23.2	29.1	22.9
Special Charges	2.9	—	5.1	—

Operating Margin	(3.9)	9.7	(4.2)	10.5
Interest Expense	1.3	.7	1.2	.7
Other (Income) Expense, Net	.1	(.2)	(.3)	(.3)

Other Expense, Net	1.4	.5	.9	.4

Earnings from Continuing Operations Before Taxes	(5.3)	9.2	(5.1)	10.1
Income Taxes on Earnings from Continuing Operations	(1.9)	3.3	(1.8)	3.6

Earnings Before Cumulative Effect of a Change in Accounting Principle	(3.4)	5.9	(3.3)	6.5
Cumulative Effect of a Change in Accounting Principle, net	—	—	—	.2

Net Earnings	(3.4)%	5.9%	(3.3)%	6.3%

Consolidated Gross Margin

Gross margin for the quarter, as a percent of sales, was 28.9 percent versus 32.9 percent for the same period last year.

Our manufacturing teams have done an effective job managing direct material and direct labor in a difficult environment. Although current order levels have been unpredictable and volatile on a weekly basis, our production and customer service teams have been able to level production schedules while ensuring customer requirements are met. On a percent of sales basis, these costs have remained relatively stable as compared to the third quarter of last year.

As sales volumes have dropped, fixed overhead costs have become a larger percentage of our overall cost structure. This continues to be the major driver of the margin decline. On a positive note, we are beginning to see the benefits of our restructuring actions aimed at fixed-cost reductions. On an absolute dollar basis, overhead spending was reduced substantially during the third quarter as compared to the prior year and the second quarter of this year.

During the quarter, discounting remained relatively stable as compared to the second quarter, however, it remained higher than the prior year. Two main drivers of the increase include a higher percentage of governmental projects and competitive pricing pressures in the marketplace. The company is taking a measured approach to its pricing strategies, managing away from deep discounting and focusing on product differentiation features and other types of purchase and service incentives.

Operating Expenses

Operating expenses, as a percent of net sales, were 32.8 percent for the quarter compared with 23.2 percent for the third quarter last year. Included in these expenses for the quarter were $9.8 million of special charges related to our restructuring plans. Excluding special charges, the percent of revenue was 29.9 percent.

Also included in operating expenses for the quarter was $7.9 million of accelerated depreciation related to certain sales technology assets. During the third quarter we made the decision to replace these assets which previously had an estimated remaining useful life of approximately 1.5 years. These assets will be replaced during the fourth quarter and, as a result, they will be completely depreciated by the end of the fiscal year.

Excluding both special charges and the accelerated depreciation expense, operating expenses totaled $94.0 million in the third quarter. This represents a decrease of 27.9 percent compared to the same period last year. The major drivers of this decrease were continued focus on prioritized spending across all areas of the business, EVA incentive compensation expense in the prior year, and lower overall compensation costs.

Current spending levels will continue to decrease, however, focused attention and funding will remain for investments in critical projects. As mentioned, the investments today should accelerate and strengthen our ability to grow once economic conditions improve.

Other Income/Expenses, Net Income, and Earnings per Share

Interest expense for the third quarter increased $.6 million compared to the same period last year. The increase is primarily the result of higher debt levels.

The effective tax rate for both the third quarter of fiscal 2002 and fiscal 2001 was 36.0 percent. This rate is in line with our full year expectations.

Net earnings, excluding special charges, were negative $5.4 million for the quarter, compared to positive $33.0 million for the same period last year. After considering special charges, the company posted a net loss of $11.6 million for the quarter. Diluted earnings per share for the quarter, excluding special charges, was negative $.07 versus positive $.43 in the same period last year. Reported earnings per share, including special charges, ended the quarter at negative $.15.

Prior to giving consideration to special charges incurred in the quarter, EBITDA was $28.4 million versus $79.0 million last year. After charges, EBITDA for the quarter was $18.6 million.

Financial Condition, Liquidity, and Capital Resources

Cash flow from operating activities was $48.6 million for the third quarter compared to $44.3 million in the comparable period last year. Total cash outlays related to the restructuring totaled $8.4 million for the quarter and $19.6 million year-to-date. Cash invested for capital additions, dividends, and share repurchases during the third quarter totaled $14.5 million.

An estimated $20 million to $30 million in additional cash outlays are expected over the next 18 months related to the business restructuring initiatives currently under way. The total cash outlay is expected to be approximately 50 percent of the special charges. This estimate does not include expected future cash generated from the sale of assets related to the action plans.

The increase in operating cash flow compared to the third quarter of fiscal 2001 is attributable to favorable changes in trade receivables and inventory levels. These favorable changes have been partially offset by lower operating earnings and related declines in tax liabilities.

We are continuing to concentrate resources on collection of accounts receivable. This is especially important given the difficult economic environment we have been faced with. These efforts are continuing to show results. Days sales in accounts receivable plus days sales in inventory (DSO) decreased slightly to 58.6 from the second quarter of this year. Additionally, we have not seen significant deterioration in our accounts receivable aging from first quarter levels.

Capital expenditures for the quarter totaled $11.4 million versus $25.7 million for the same period last year. This compares to $12.3 million and $19.5 million in the first and second quarters, respectively. Estimated capital expenditures for the fourth quarter are between $12 million and $17 million. This would bring the total for fiscal 2002 to between $55 million and $60 million as compared to $105 million for all of fiscal 2001. Our decision to continue select investments in growth opportunities is being weighed against the need to maintain a strong cash position. Cash and equivalents at the end of the quarter totaled $188.0 million versus $151.8 million at the end of fiscal 2001.

Total interest-bearing debt decreased to $244.8 million, compared to $259.3 million at June 2, 2001. This reduction is primarily the result of a scheduled payment on a note related to the purchase of sales technology. Rolling twelve-month EBITDA to interest expense ratio was 6.28 as of quarter end. This ratio evaluates our ability to cover our debt service costs and is one of the covenants under the terms of our debt agreements. These agreements require this ratio to be greater than 4.0. In addition, we were in compliance with all other debt covenants as of the end of the third quarter.

Early in the third quarter, we entered into a settlement agreement with the Internal Revenue Service (“IRS”) primarily related to the disallowance of deductions for our corporate owned life insurance (“COLI”) policy loan interest and administrative fees for all years of the insurance programs since its inception in fiscal 1994. The IRS has been pursuing an adverse position regarding similar COLI programs at a considerable number of corporations. The IRS’ position has been supported by judicial rulings in a limited number of court proceedings unrelated to Herman Miller, with no favorable decisions to the taxpayers. Our settlement with the IRS provided for the surrender of our COLI program policies.

As a result of the COLI settlement, we canceled the related life insurance policies resulting in a $1.8 million pretax charge to earnings in the third quarter. Additionally, we will be required to pay taxes and interest related to the disallowance of the deductions for the tax years between 1994 and 1999. These payments, which are net of $14.0 million cash received early in the quarter for the net cash surrender value of the related policies, will total approximately $9.5 million and are expected to be substantially completed by the end of fiscal 2003. As we had previously reserved for the disallowance of these deductions, there will be no additional impact to earnings.

During the quarter, we returned $3.1 million of cash to shareholders in the form of share repurchases and dividends. Repurchases during the period were minimal and resulted exclusively from transactions related to employee benefit plans. This compares to share repurchases in the first and second quarters of $13.5 million and $4.1 million, respectively. Although the company is not abandoning a repurchase strategy, a curtailment earlier this year was aimed at adding to the strength of our cash position.

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

HERMAN MILLER, INC.
QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

During the first nine-months of fiscal 2002, there was no material change in foreign exchange risk or material impact of interest rates.

HERMAN MILLER, INC.
PART II—OTHER INFORMATION

Item 1:	Legal Proceedings

Referred to in Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

HERMAN MILLER, INC.

April 12, 2002	/s/ Michael A. Volkema Michael A. Volkema Chief Executive Officer

April 12, 2002	/s/ Elizabeth A. Nickels Elizabeth A. Nickels Chief Financial Officer