Form 10-K
period 2002-06-01
MILLER HERMAN INC
filed 2002-08-26
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

X	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year Ended June 1, 2002	Commission File No. 0-5813
Herman Miller, Inc. (Exact name of registrant as specified in its charter)
Michigan (State or other jurisdiction of incorporation or organization)	38-0837640 (I.R.S. Employer Identification No.)
855 East Main Avenue PO Box 302 Zeeland, Michigan (Address of principal executive offices)	49464-0302 (Zip Code)

Registrant's telephone number, including area code: (616) 654 3000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $.20 Par Value (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___.

The aggregate market value of the voting stock held by “nonaffiliates” of the registrant (for this purpose only, the affiliates of the registrant have been assumed to be the executive officers and directors of the registrant and their associates) as of August 9, 2002, was $1,161,714,579 (based on $15.68 per share which was the closing sale price as reported by NASDAQ).

The number of shares outstanding of the registrant's common stock, as of August 9, 2002:
Common stock, $.20 par value--75,884,122 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on September 30, 2002, are incorporated into Part III of this report.

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

(b)  Financial Information About Industry Segments

The company’s operations are in a single industry segment___the design, manufacture, and sale of office furniture systems and furniture, and related products and services. Accordingly, no separate industry segment information is presented.

(c)  Narrative Description of Business

The company’s principal business consists of the research, design, development, manufacture, and sale of office systems, products and related services. Most of these systems and products are coordinated in design so that they may be used both together and interchangeably.

The company is a leader in design and development of furniture and furniture systems. This leadership is exemplified by the innovative concepts introduced by the company in its modular systems known as Action Office®, Q™ System, Ethospace®, and Resolve®. Action Office, the company’s series of three freestanding office partition and furnishing systems, is believed to be the first such system to be introduced and nationally marketed and, as such, popularized the “open plan” approach to office space utilization. Ethospace interiors is a system of movable full- and partial-height walls, with panels and individual wall segments that interchangeably attach to wall framework. It includes wall-attached work surfaces and storage/display units, electrical distribution, lighting, organizing tools, and freestanding components. Resolve is a more flexible systems solution that is based on 120 degree angles around a steel pole and uses fabric screens and canopies for office definition. The company also offers a broad array of seating (including Aeron®, Equa®, Ergon®, Ambi®, and Reaction® office chairs), storage (including Meridian® filing products), wooden casegoods (including Geiger products), and freestanding furniture products (including Passage®).

The company’s products are marketed worldwide by its own sales staff, its owned dealer network, independent dealers, and via the Internet. Salespersons work with dealers, the design and architectural community, as well as directly with end-users. Seeking and strengthening the various distribution channels within the marketplace is a major focus of the company. Independent dealerships concentrate on the sale of Herman Miller products and some complementary product lines of other manufacturers. Approximately 71 percent of the company’s sales in the fiscal year ended June 1, 2002, were made to or through independent dealers. The remaining sales were made directly to end-users, including federal, state, and local governments, and several major corporations, by either the company’s own sales staff or its owned dealer network.

The company is also a recognized leader within its industry for the use, development, and integration of customer-centered technologies that enhance the reliability, speed, and efficiency of its operations. This includes proprietary sales tools, interior design and product specification software, order entry and manufacturing scheduling and production systems, and direct connectivity to the company’s suppliers.

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

Patents, Trademarks, Licenses, Etc.

The company has approximately 152 active United States utility patents on various components used in its products and approximately 110 active United States design patents. Many of the inventions covered by the United States patents also have been patented in a number of foreign countries. Various trademarks, including the name and style “Herman Miller,” and the “Herman Miller Symbol” trademark, are registered in the United States and many foreign countries. The company does not believe that any material part of its business is dependent on the continued availability of any one or all of its patents or trademarks, or that its business would be materially adversely affected by the loss of any thereof, except the “Herman Miller,” “Action Office,” “Aeron,” “Ergon,” “Equa,” “Ethospace,” “Q,” “Resolve,” “Geiger”, and “Herman Miller Symbol” trademarks.

Working Capital Practices

The company does not believe that it or the industry in general has any special practices or special conditions affecting working capital items that are significant for an understanding of the company’s business.

Customer Base

No single dealer accounted for more than 3 percent of the company’s net sales in the fiscal year ended June 1, 2002. For fiscal 2002, the largest single end-user customer accounted for approximately 8 percent of the company’s net sales with the 10 largest of such customers accounting for approximately 16 percent of net sales. The company does not believe that its business is dependent on any single or small number of customers, the loss of which would have a materially adverse effect upon the company.

Backlog of Orders

As of June 1, 2002, the company’s backlog of unfilled orders was $200.6 million. At June 2, 2001, the company’s backlog totaled $224.0 million. It is expected that substantially all the orders forming the backlog at June 1, 2002, will be filled during the current fiscal year. Many orders received by the company are reflected in the backlog for only a short period while other orders specify delayed shipments and are carried in the backlog for up to one year. Accordingly, the amount of the backlog at any particular time is not necessarily indicative of the level of net sales for a particular succeeding period.

Government Contracts

Other than standard price reduction and other provisions contained in contracts with the United States Government, the company does not believe that any significant portion of its business is subject to material renegotiation of profits or termination of contracts or subcontracts at the election of various government entities.

Competition

All aspects of the company’s business are highly competitive. The principal methods of competition utilized by the company include design, product and service quality, speed of delivery, and product pricing. The company is one of the largest office furniture manufacturers in the world. However, in several of the markets served by the company, it competes with many smaller companies and with several manufacturers that have significantly greater resources and sales.

Research, Design and Development

One of the competitive strengths of the company is its research, design and development programs. Accordingly, the company believes that its research and design activities are of significant importance. Through research, the company seeks to define and clarify customer needs and problems and to design, through innovation where feasible and appropriate, products and services as solutions to these customer needs and problems. The company utilizes both internal and independent research and design resources. Exclusive of royalty payments, approximately $33.9 million, $37.2 million, and $35.1 million was spent by the company on design and research activities in 2002, 2001, and 2000, respectively. Royalties are paid to designers of the company’s products as the products are sold and are not included in research and development costs since they are variable based on product sales.

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

Human Resources

The company considers another of its major competitive strengths to be its human resources. The company stresses individual employee participation and incentives, and believes that this emphasis has helped to attract and retain a capable work force. The company has a human resources group to provide employee recruitment, education and development, and compensation planning and counseling. There have been no work stoppages or labor disputes in the company’s history, and its relations with its employees are considered good. Approximately 404 of the company’s employees are represented by collective bargaining agents, most of whom are employees of its Integrated Metal Technology, Inc., and Herman Miller Limited (U.K.) subsidiaries. As such, these subsidiaries are parties to collective bargaining agreements with these employees.

As of June 1, 2002, the company employed 7,056 full-time and 235 part-time employees, representing a 29.1 percent decrease in full-time employees and a 25.2 percent decrease in part-time employees compared with June 2, 2001. In addition to its employee work force, the company uses purchased labor to meet uneven demand in its manufacturing operations.

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

At the present time, the company’s products sold in international markets are manufactured by wholly owned subsidiaries in the United States and the United Kingdom. Sales are made through wholly owned subsidiaries in Canada, France, Germany, Italy, Japan, Mexico, the Netherlands, and the United Kingdom. The company’s products are offered in the Middle East, South America, and Asia through dealers.

In several other countries, the company licenses manufacturing and selling rights. Historically, these licensing arrangements have not required a significant investment of funds or personnel by the company, and in the aggregate, have not produced material net earnings for the company.

Additional information with respect to operations by geographic area appears in the note “Operating Segments” of the notes to the Consolidated Financial Statements set forth on page 45. Fluctuating exchange rates and factors beyond the control of the company, such as tariff and foreign economic policies, may affect future results of international operations.

Item 2  PROPERTIES

The company owns or leases facilities located throughout the United States and several foreign countries, including Canada, France, Germany, Italy, Japan, Mexico, and the United Kingdom. The location, square footage, and use of the most significant facilities at June 1, 2002, were as follows.

                                      Square
Owned Locations                      Footage                  Use
---------------                      -------          -----------------------

Spring Lake, Michigan                921,700          Manufacturing, Warehouse, and Office
Holland, Michigan                    850,500          Manufacturing, Distribution, Warehouse, and Office
Zeeland, Michigan                    749,000          Manufacturing, Warehouse, and Office
Rocklin, California                  338,100          Manufacturing and Warehouse
Holland, Michigan                    238,300          Design Center and Office

Leased Locations
----------------

Holland, Michigan                    347,300          Manufacturing, Distribution, and Warehouse
Canton, Georgia                      327,800          Manufacturing and Warehouse
Zeeland, Michigan                    399,900          Manufacturing, Warehouse, and Office
Fulton, Georgia                      176,700          Manufacturing, Warehouse, and Office
England, U.K.                        160,500          Manufacturing and Warehouse
Atlanta, Georgia                     115,000          Warehouse and Distribution

The company also maintains showrooms or sales offices near most major metropolitan areas throughout North America, Europe, Asia/Pacific, and Latin America. The company considers its existing facilities to be in excellent condition, efficiently utilized, well suited, and adequate for its design, production, distribution, and selling requirements.

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

Item 4  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended June 1, 2002.

ADDITIONAL ITEM: EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information relating to Executive Officers of the company is as follows.

                                Year Elected an     Position with
Name                      Age   Executive Officer   the Company
James E. Christenson       55        1989           Senior Vice President, Legal Services, and Secretary
David M. Knibbe            47        1997           Executive Vice President, Sales and Distribution
Gary S. Miller             52        1984           Chief Development Officer
Elizabeth A. Nickels       40        2000           Chief Financial Officer
Gary VanSpronsen           46        1998           Executive Vice President, eBusiness
Michael A. Volkema         46        1995           Chairman, President and Chief Executive Officer
Brian C. Walker            40        1996           President, Herman Miller North America

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

PART II

Item 5  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Share Price, Earnings, And Dividends Summary

Herman Miller, Inc., common stock is quoted in the NASDAQ-National Market System (NASDAQ-NMS Symbol: MLHR). As of August 9, 2002, there were approximately 20,500 shareholders of record of the company's common stock.

Per Share and Unaudited            Market           Market         Market        Earnings      Dividends
                                    Price            Price          Price      Per Share-            Per
                                     High              Low          Close        Diluted2          Share

Year Ended June 1, 2002
First quarter                      $26.91           $22.82         $22.82           $(.04)       $.03625
Second quarter                      23.00            18.25          21.86            (.30)        .03625
Third quarter                       25.65            21.76          24.85            (.15)        .03625
Fourth quarter                      25.41            21.53          23.46            (.25)        .03625
Year                               $26.91           $18.25         $23.46           $(.74)       $.14500

Year Ended June 2, 2001
First quarter1                     $32.813          $25.875        $32.000           $.41        $.03625
Second quarter                      32.250           23.625         24.000            .54         .03625
Third quarter                       29.375           22.625         25.938            .43         .03625
Fourth quarter                      28.050           23.000         26.900            .43         .03625
Year                               $32.813          $22.625        $26.900          $1.81        $.14500

1The first quarter of 2001 includes a pre-tax charge of $5.4 million ($3.5 million after tax, or $.05 per diluted share) for the cumulative effect of a change in accounting principle for pensions. Previous to the restatement, diluted earnings per share for the first quarter were $.46.

2As the company reported a loss for each quarter of fiscal 2002, shares resulting from stock option plans would be anti-dilutive to earnings per share and have not been included in diluted earnings per share.

Item 6  SELECTED FINANCIAL DATA

Review of Operations
(In Millions, Except Per Share Data)                 2002           2001            2000            1999         1998

Operating Results
Net Sales 3                                     $1,468.7         $2,236.2      $2,010.2         $1,828.4        $1,773.0
Gross Margin 3                                     440.3            755.7         680.4            641.6           613.0
Selling, General, and Administrative 3             399.7            475.4         404.4            379.3           370.9
Design and Research Expense                         38.9             44.3          41.3             38.0            33.8
Operating Earnings                                 (79.9)           236.0         234.7            224.3           208.3
Earnings Before Income Taxes                       (91.0)           225.1         221.8            229.9           209.5
Net Earnings                                       (56.0)           140.6         139.7            141.8           128.3
Cash Flow from Operating Activities                 54.6            211.8         202.1            205.6           268.7
Depreciation and Amortization                      112.9             92.6          77.1             62.1            50.7
Capital Expenditures                                52.4            105.0         135.7            103.4            73.6
Common Stock Repurchased plus
    Cash Dividends Paid                            $30.3           $105.3        $101.6           $179.7          $215.5

Key Ratios
Sales Growth (Decline) 3                           (34.3)            11.2           9.9              3.1            14.8
Gross Margin 1,3                                    30.0             33.8          33.8             35.1            34.6
Selling, General, and Administrative 1,3            27.3             21.3          20.1             20.7            20.9
Design and Research Expense 1,3                      2.6              2.0           2.1              2.1             1.9
Operating Earnings 1,3                              (5.4)            10.6          11.7             12.3            11.7
Net Earnings Growth (Decline)                     (139.8)             0.6         (1.5)             10.5            72.4
After-Tax Return on Net Sales 3                     (3.8)             6.3           6.9              7.8             7.2
After-Tax Return on Average Assets                  (6.3)            14.5          16.5             18.5            16.7
After-Tax Return on Average Equity                 (18.2)            43.5          55.5             64.4            49.5

Share and Per Share Data 2
Earnings per Share-Diluted                         $(.74)           $1.81         $1.74            $1.67           $1.39
Cash Dividends Declared per Share                    .15              .15           .15              .15             .15
Book Value per Share at Year End                    3.45             4.63          3.76             2.63            2.66
Market Price per Share at Year End                $23.46           $26.90        $29.75           $20.19          $27.69
Weighted Average Shares Outstanding-
    Diluted                                         75.9             77.6          80.5             84.8            92.0

Financial Condition
Total Assets                                      $788.0           $996.5        $941.2           $751.5          $784.3
Working Capital 4                                  188.7            191.6          99.1             55.5            77.2
Current Ratio                                        1.8              1.5            .9              1.0             1.1
Interest-Bearing Debt                              235.1            259.3         225.6            147.6           130.7
Shareholders' Equity                               263.0            351.5         294.5            209.1           231.0
Total Capital                                      498.1            610.8         520.1            356.7           361.7
EBITDA                                             $40.1           $334.5        $312.3           $299.3          $268.5
Debt-to-EBITDA Ratio5                                5.9               .8            .7               .5              .5
EBITDA-to-Interest Expense Ratio5                    2.2             19.9          23.3             41.0            32.3

1 Shown as a percent of net sales.
2 Retroactively adjusted to reflect two-for-one stock splits occurring in 1998 and 1997.
3 Amounts for 1992-2000 were restated in 2001 to reflect reclassification of certain expenses.
4 Calculated using current assets less non-interest bearing current liabilities.
5 Includes the effect of Special Charges in fiscal 2002.

         1997            1996            1995           1994           1993            1992

     $1,543.8        $1,325.0        $1,117.8         $983.7         $883.1          $830.5
        509.5           418.4           362.0          322.9          285.7           265.0
        335.2           299.5           287.4          230.9          217.4           217.3
         29.1            27.5            33.7           30.2           24.5            20.7
        130.7            74.9             9.1           61.8           43.8             2.0
        125.9            70.1             4.0           63.5           42.4            (1.0)
         74.4            45.9             4.3           40.4           22.1           (14.1)
        218.2           124.5            29.9           69.8           82.6            77.0
         48.0            45.0            39.7           33.2           31.6            30.5
         54.5            54.4            63.4           40.3           43.4            32.0

       $110.4           $38.1           $13.6          $38.5          $21.2           $23.6

         16.5            18.5            13.6           11.4            6.3            (8.4)
         33.0            31.6            32.4           32.8           32.4            31.9
         21.7            22.6            25.7           23.5           24.6            26.2
          1.9             2.1             3.0            3.1            2.8             2.5
          8.5             5.7             0.8            6.3            5.0             0.2
         62.1           967.4           (89.4)          82.8          256.7          (200.0)
          4.8             3.5             0.4            4.1            2.5            (1.7)
         10.3             6.8             0.7            7.9            4.6            (2.9)
         25.0            15.4             1.5           13.9            7.8            (4.7)

       $  .77          $  .46          $  .04         $  .40         $  .22         $(  .14)
          .13             .13             .13            .13            .13             .13
         3.12            3.12            2.89           3.01           2.84            2.78
       $17.88           $7.72           $5.42          $6.22          $6.41           $4.75

         96.1           100.5            99.2          101.0          100.0           100.7

       $755.6          $694.9          $659.0         $533.7         $484.3          $471.3
        135.7           151.8           133.7          106.6           87.8            93.4
          1.4             1.6             1.2            1.3            1.5             1.5
        127.4           131.7           144.2           70.0           39.9            54.0
        287.1           308.1           286.9          296.3          283.9           280.1
        414.5           439.8           431.1          366.3          323.8           334.1
       $182.7          $123.0           $50.1          $98.5          $76.0           $36.4
           .7             1.1             2.9             .7             .5             1.5
         20.7            15.6             7.9           54.7           38.0             5.3

Item 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis
You should read the issues discussed in Management's Discussion and Analysis in conjunction with the company's consolidated financial statements and the notes to the consolidated financial statements included in the company's Form 10-K.

Overview
The past year presented the worst business environment the contract furniture industry has experienced in decades, perhaps since the early 1930s. The marketplace became extraordinarily competitive, with many players fighting to remain profitable. Over the year we made tough decisions that we believe have served to strengthen our business model going forward. Our company held to its strategy, integrity, and overall operational excellence. We have, and continue to, become a leaner and stronger organization positioned to deliver stronger returns in the future.

Business attitudes related to investments in capital expansion and improvements changed radically as the economy fell into a state of uncertainty. Timing of current and potential customer projects remained volatile and difficult to predict. Customer interest remained healthy, but some major projects were deferred or put on hold indefinitely. We are seeing signs of recovery, but timing will be the main issue.

We put a considerable amount of effort into re-aligning our cost structures and increasing their variable nature. We believe that this will improve the economics of the company, regardless of short-term business levels. Steady cash generation, disciplined capital expenditures, and increased returns on invested capital remain at the forefront of our decisions.

We feel that the key to future success lies in focusing our efforts on revenue growth, which we seek to achieve by (1) new product developments that meet customers' more traditional and immediate needs, and (2) the expansion of our markets through innovative changes to workplace environments. Continued investment in innovation, brand equity, and our distribution channels will strengthen the core factors that improve our ability to compete, regardless of the size of our industry. In fact, our spending on research and development has remained consistent with recent levels and significantly increased as a percentage of revenue.

Business Model Re-alignment Actions
Significant changes were necessary to withstand the abrupt decline in revenues and the unpredictable timing of an industry turnaround. Our ability to produce positive cash flow and remain profitable at lower short-term sales levels became critical. Lowering our breakeven point was another goal to withstand market volatility. More importantly, our ability to serve our existing and new customers with the highest degree of reliability is a competitive strength that must be maintained. We made difficult decisions that significantly impacted the entire company, both economically and emotionally.

The following objectives were identified before we took action.

  Ensure none of the actions negatively impact our ability to serve customers or implement our long-term strategy.
  Simplify the business for both short and long-term agility.
  Ensure all actions provide a sustainable long-term economic benefit.
  Balance operating cash flows with the need for business reinvestment.
  Maintain the overall corporate selling capacity.
  Ensure changes honor our corporate values and are handled with integrity.

Our restructuring actions addressed fixed costs. The actions involved adjustments to both overhead costs impacting gross margin and operating expense levels. The items outlined below only relate to action plans covered under the special charges. We continued to scale back costs in all areas and simplify certain business operations to improve short-term results, limit capital expenditures, and focus on balancing cash flows with investment opportunities.

Below is a summary of the actions taken to reduce our costs and increase the variability of our business model. The major restructuring activities are now complete and position us for significant benefits as revenues grow.

  A reduction in our work force, including permanent and temporary employees, totaled 3,800 people (over 30 percent) since January 2001.

  Over 1 million square feet or 20 percent of manufacturing, warehouse, and office space will be eliminated. We made these adjustments without compromising capacity needs for substantial revenue growth. Acceleration of our lean manufacturing initiatives and system implementations are the main drivers that enabled this quick reduction.

  The outsourcing of our national transportation fleet, some of our paint processes, and in-sourcing of several processes related to panel manufacturing. This improved our capacity utilization and reduced fixed costs in several areas.

  Consolidation of our channels-to-market to build on the strong Herman Miller brand and image. This included the phase-out of the distinct SQA brand and the discontinuation of Herman Miller RED. We continue to serve the same customers with the same goals of reliable and predictable products and services, even though our channels-to-market have been consolidated under one brand.

  Adjustments to our International business operations, which included exiting our owned distribution in select foreign markets where we are not currently a market leader. Costs should track more closely with the revenue generated and potential opportunities within these regions.

We incurred special charges related to our restructuring actions totaling $81.6 million before taxes for the year. We estimate that $1 million to $3 million of pretax special charges that cannot be accrued will occur during the first half of next fiscal year. Benefits related to these actions are estimated to total between $80 million and $85 million on an annualized basis. Although some of the benefits began to appear during the second half of this year, the full impact should be realized next year and, more importantly, as revenues increase.

Cash outlays related to these actions are estimated to be in the range of $40 million to $45 million. The cash impact does not include expected proceeds from the sale of facilities totaling $24 million. Part of this amount includes our facility located in West Michigan previously used for powder coating, which sold for approximately $3 million in July of 2002. Although interest in our other properties remains strong, we have no binding commitments for the sale of these assets and the timing of proceeds remains uncertain.

The special charges fall into five major categories. These groupings with the respective charge are shown in the table below. Further discussion and information related to the charges and remaining accruals can be found in the notes to the Consolidated Financial Statements.

In Millions
                  Severance, retirement enhancements, and outplacement          $30.5
                  Pension effect of workforce reductions                          8.1
                  Lease and supplier contract cancellation                        6.1
                  Facility exit costs                                             8.9
                  Asset impairment                                               28.0
                                                                                 ----
                  Total                                                         $81.6
                                                                                =====

Financial Results

Consolidated Net Sales
In fiscal 2002, our sales contracted as capital spending and corporate facility and employment levels declined throughout the world. Lower sales volumes across all geographic areas and product lines resulted in revenues of $1,469 million, a 34.3 percent decline from fiscal 2001. The year began with a fairly strong backlog of orders but quickly diminished. New orders did not replenish at a pace equal to shipments. Customers delayed projects, producing highly inconsistent and unpredictable order patterns. Adding to the timing delays, competitive activity heightened as industry levels declined.

Domestic Operations
Our domestic sales this year totaled $1,249 million, a decline of $640.0 million or 33.9 percent from the prior year. In fiscal 2001 sales increased 9.6 percent after growing 10.1 percent in 2000. In fiscal 2000, we acquired Geiger, a wood case-goods manufacturer, to complement our product offerings. Geiger sales accounted for 3 to 4 percent of the total domestic sales during the past three fiscal years.

Discounting became more severe during the year. From a pricing strategy standpoint, we continued to manage away from deep discounting by focusing on product differentiation and other incentives. Unfortunately, as weak economic conditions persisted, prospective customers focused heavily on price. We responded when necessary, giving incremental discounts that reduced revenues by approximately $21.1 million domestically. To put this in perspective, discounts reduced net sales in 2001 by $7.9 million and $16.5 million in 2000. Competitive pricing will most likely continue to place pressure on margins in the near term.

The Business and Institutional Furniture Manufacturers Association (BIFMA) reported that U.S. sales declined approximately 25 percent in the 12 months ended May 2002, after increasing 1.9 percent in 2001 and 4.4 percent in 2000. According to BIFMA, the decline in contract furniture shipments was the worst in the last 30 years.

We believe demand for office furniture in the U.S. is most closely correlated to three primary factors in the macro economy: corporate profits, service-sector employment, and nonresidential fixed investments. At the end of May 2002, BIFMA estimated that industry shipments will decline 13.3 percent in calendar 2002, but the anticipated turnaround will produce 8.8 percent growth in calendar 2003. Considering the quarterly forecasts that correspond to our fiscal quarters, BIFMA projects industry shipments will increase 3.6 percent during our fiscal 2003. Given the state of the economy and low corporate confidence levels, this forecast may be overly optimistic.

International Operations and Exports from the United States Furniture demand contracted throughout most of our international markets. For the fiscal year, international sales levels decreased 36.7 percent or $127.5 million and totaled $219.5 million. International revenue accounted for 14.9 percent of consolidated sales, similar to the past several years.

Included in the business model realignments previously discussed were certain actions aimed at affecting our International operation cost structures and market opportunities. The overriding goals of business simplification and increased cost variability were key to the decisions. The objectives were accomplished in three ways. First, we improved the utilization of our domestic infrastructure and customer service capabilities to support the export business, allowing us to decrease overhead previously dedicated to the international business. Second, the depth and strength of the leadership team throughout the world has improved dramatically in the past three years. As a result, we eliminated certain positions and now rely on fewer people, reducing overall compensation costs. Third, we strengthened the distribution channels and increased the use of dealer relationships, lowering our fixed direct selling costs. Full-support, owned business operations were exited in Asia, South America, and Europe. We believe growth exists in these markets, but our cost structure should more closely mirror revenue generation.

International operations posted a loss of $7.5 million for 2002, versus income of $12.5 million last year and $11.8 million in 2000. Excluding charges related to the restructure actions, the loss in 2002 totaled $3.9 million.

Gross Margin
Gross margin, as a percent of net sales, for 2002 was 30 percent compared to 33.8 percent for the past two years. The margin decline was primarily driven by under-absorbed overhead costs from the rapid volume declines, combined with increased discounting. We managed our direct product costs, such as material and labor, very effectively as volume declined. As a percentage of revenue, direct costs were equal to last year as we were able to sustain the improvements we achieved in 2000.

We reduced our production overhead costs, both fixed and variable, by over 24 percent from 2001 levels. We lowered costs in almost all categories of spending. Our manufacturing teams achieved significant overhead savings, reduced material costs, and held labor rates steady. In addition, the task of consolidating several of our facilities was accomplished ahead of schedule without any significant shipment delays, displaying the excellence and dedication of the people within our organization. Despite these remarkable achievements, the effect of volume declines could not be totally offset by our actions taken this year.

We employ variable compensation incentive plans tied to reaching EVA improvement targets. As a result of the unprecedented declines in volumes, EVA targets were not hit and incentives were not paid. This reduced the overhead costs, affecting gross margin by $8.9 million compared to 2001. Offsetting the majority of this reduction was higher depreciation related to production assets. As facility consolidation plans are fully completed and as we begin to see the effects of limiting capital expenditures, depreciation expense will be reduced. Additionally, as revenues grow and profits increase on a lower capital base, our EVA should improve, reestablishing some level of variable compensation.

As previously mentioned, incremental discounting eroded margins by $21.1 million this year. However, we offset the impact of increased competitive pricing through material price and usage savings. We continued to develop programs that extend our efficient manufacturing techniques to our suppliers. This activity consistently produces stronger relationships and lower costs for all parties involved. Our Purchasing, Manufacturing, and Product development teams partnered with key suppliers to produce roughly $27 million of incremental price and usage savings, more than offsetting the incremental discounting. However, the overall economic pressures of the past year have added more risk to some suppliers’ financial strength. In some cases, material sources have been changed to improve our ability to maintain supplier reliability. Overall, we have not experienced any significant difficulty in maintaining sourcing requirements at current or reduced prices, nor do we expect to. Current tariffs on steel imports are expected to have some adverse impact, but overall should not materially affect our margins going forward. We are aggressively pursuing activities to offset the potential impact of increased steel prices.

Investments in improved production capabilities over the past two years have shown positive effects on our margin. Ongoing implementation of the Herman Miller Production System, which promotes efficiency techniques, directly added to these improvements. Many of the rapid and reliable processes employed by our Greenhouse facility focused on the SQA discipline were incorporated into other areas of the company. Improvements in lean manufacturing allowed us to accelerate plans to reduce overhead costs. Restructure actions relied heavily on the ability to fully employ these techniques, effectively maintaining capacity while reducing facilities and floor space. By reducing facilities and increasing efficiencies, we have started to re-balance our fixed versus variable cost structure. Of course, volume will remain the key driver of margin improvements

Operating Expenses
For the year, operating expenses totaled $520.2 million, including $81.6 million of special charges related to our restructure plan. Excluding the special charges, operating expenses were $438.6 million in 2002, an $81.1 million or 15.6 percent decrease from 2001. In addition to the special charges, we accelerated the depreciation on certain sales technology assets that were replaced at the end of 2002. This acceleration increased operating expenses by $15.6 million. Without this added expense and the special charges, our operating expenses decreased by 18.6 percent from last year. Our restructuring actions occurred throughout the year and were a major driver in decreasing costs. The annualized impact from our actions was not fully realized in 2002. Reduced costs also resulted from the reduction in variable compensation tied to EVA improvement targets. Incentive payments did not occur this year, lowering operating expenses by $15.6 million compared to 2001. Offsetting these reductions during the year was a $4.3 million (pretax) legal judgment related to a 1999 lawsuit filed against one of our wholly-owned dealers. This matter is currently on appeal and we have fully reserved the amount of the judgment.

The reduction in volume placed significant pressure on the level of operating expenses we could support. We made tough decisions to prioritize our spending. As stated above, our key decisions focused on balancing operating cash flows with business re-investment. Maintaining our customer service levels and selling capacity while continuing to execute long-term strategies took priority. We challenged past initiatives and made several decisions to prioritize and simplify our approach to the market. We eliminated the RED initiative and SQA brand, focusing our investments on the Herman Miller brand. Our facility consolidations, completion of certain technology initiatives, and administrative cost reductions produced savings that can be used to continue product and workplace environment developments. We continued to make investments to strengthen our distribution channels, selling capacity, and relationships with the architectural and design community.

Herman Miller built its place in the market through innovation. We have and will continue to build on this tradition. Our history holds numerous examples of improvements to the workplace through extensive research that led to revolutionary product designs and workplace environment changes. Research and design costs, excluding royalty payments, were $33.9 million in 2002, compared to $37.2 million in 2001, and $35.1 million in 2000. Royalty payments made to designers of the company’s products as the products are sold are not included in research and development costs, since they are considered to be a variable cost of the product. As a percentage of net sales, research and development costs were 2.3 percent in 2002, 1.7 percent in 2001, and 1.7 percent in 2000. As discussed earlier, new product design and development has been, and continues to be, a key business strategy. We have prioritized certain initiatives but believe that continuing to invest in development is critical to strengthening our competitive position, growing our share in traditional markets, and expanding into related markets.

We continued to make targeted investments to further strengthen our products and services. New innovations and market opportunities are in development. The short-term challenges of today’s economy have focused our efforts but have not changed the overall mission of creating great places to work. We will continue to protect and maximize the investments of our stakeholders. We believe the path we are now taking will lead to significant gains as the economy improves.

Operating Income
Operating income in 2002 was a loss of $79.9 million. This included $81.6 million of special charges related to our restructure plans. Excluding these charges, our operating income for 2002 was positive, totaling $1.7 million. Comparatively, operating income in 2001 was $236.0 million and $234.7 million in 2000. Obviously the abrupt reduction in revenues could not be offset in the short-term, resulting in the significant decrease.

Other Expenses and Income
Other expense was $11.1 million in fiscal 2002, while in 2001 we incurred other expense of $10.9 million. The rise is primarily attributable to higher interest expense due to higher debt levels and lower income on interest-bearing investments, offset in part by gains related to the sale of certain dealerships. To fund future investments, attain capital structure objectives, and provide for financial flexibility, interest-bearing debt increased through the issuance of a long-term public debt offering executed during the fourth quarter of fiscal 2001. An expanded explanation of our improved debt structure appears in the Liquidity and Capital Resources section of this report. Interest expense increased to $18.2 million, as compared to $16.8 million last year.

Income Taxes
Our effective tax rate was 38.5 percent in 2002, compared to 36.0 percent and 37.0 percent in 2001 and 2000, respectively. The change in tax rate was primarily the result of our pretax loss position, permanent deferred tax items, and the impact of state income taxes. We expect the effective tax rate for fiscal 2003 to be between 34 and 35 percent due to international tax planning strategies and lower state taxes.

During fiscal 2002, we entered into a settlement agreement with the Internal Revenue Service (“IRS”) primarily related to the disallowance of deductions for corporate-owned life insurance (“COLI”) policy loan interest and administrative fees for all years of the insurance programs since their inception in fiscal 1994. The IRS has been pursuing an adverse position regarding similar COLI programs in a considerable number of corporations. The IRS position has been supported by judicial rulings in a limited number of court proceedings unrelated to our company, with no favorable decisions to the taxpayers. Tax expenses will not be affected, since we had previously reserved for this contingency. The settlement with the IRS provided for the surrender of our COLI program life insurance policies, thereby eliminating any material future tax exposure.

Net Earnings Net earnings for the year were a loss of $56.0 million or ($.74) per share compared to a profit of $140.6 million or $1.81 per share in fiscal 2001. Excluding the special charges taken this year, earnings totaled a loss of $4.5 million or ($.06) per share.

Liquidity and Capital Resources
The table below shows certain key cash flow and capital highlights:

(In Millions)                                                   2002              2001             2000
Cash and cash equivalents                                    $124.0            $138.3            $83.1
Short term investments                                        $11.1             $13.5            $12.7
Cash from operating activities                               $ 54.6           $ 211.8          $ 202.1
Capital expenditures                                          $52.4            $105.0           $135.7
Interest-bearing debt                                        $235.1            $259.3           $225.6
Debt-to-EBITDA ratio - exc. special charges                     1.9                .8               .7
EBITDA-to-interest expense ratio - exc. special charges         6.7              19.9             23.3
Stock repurchased or retired                                  $19.3             $94.2            $90.1

The unprecedented decline in our industry and general economic uncertainty has focused our efforts on maintaining a strong cash position. Our operations continued to generate positive cash flows even after funding $68.7 million related to pension plan contributions and cash charges associated with the restructuring activities. We continued to generate and conserve cash to solidify our financial position. During 2002, we significantly reduced capital expenditures to levels below operating cash generation. Although we are not abandoning our repurchase strategy, we significantly curtailed our repurchases in the middle of the second quarter to provide financial flexibility. Our cash and short-term investments ended the year at $135.1 million, a $16.7 million decline from 2001.

During the fourth quarter of fiscal 2001, we completed an initial public debt offering, raising $175 million through 10-year notes with a 7.125 percent coupon rate. The proceeds from the debt offering were used primarily to repay borrowings on a $300 million revolving credit facility. During the fourth quarter of this fiscal year, we renegotiated debt covenants with our banks and private placement note holders. The covenant formulas were amended to exclude the special charges related to restructuring actions incurred during the year. Our available credit, combined with our existing cash and expected cash flow, is adequate to fund our day-to-day operations, strategic investments, debt commitments, and share repurchases.

Debt-to-EBITDA and EBITDA-to-interest expense ratios changed significantly during fiscal 2002. (EBITDA stands for Earnings Before Interest Expense, Taxes, Depreciation, and Amortization.) EBITDA calculations shown above exclude the effect of special charges related to our fiscal 2002 restructuring activity. During fiscal 2002 we incurred special charges of $81.6 million. If special charges were included in EBITDA for 2002, debt-to-EBITDA ratio was 5.9 and EBITDA-to-interest expense ratio was 2.2. At the end of fiscal 2002, interest-bearing debt was $235.1 million, a decrease of $24.2 million from May 2001.

Cash Flow Results
Our cash flow from operations totaled $54.6 million in 2002. Comparatively, cash flow from operations was $211.8 million in 2001 and $202.1 in 2000. Reduced volume and related lower earnings were the major factors behind the decline. Cash flow from operations this year was also reduced by pension contributions of $37.4 million and $31.3 million of cash payments related to our restructure actions. Excluding the pension contribution and cash impact of restructuring, cash flow from operations was $123.3 million, a 42 percent decrease from 2001.

We significantly reduced our capital expenditures in 2002. Each quarter we lowered capital investments as revenue levels declined. Capital expenditures totaled $52.4 million in 2002 compared to $105 million and $135.7 million in 2001 and 2000, respectively. Major changes in investments from prior periods include a re-pacing of information technology enhancements and fewer facility expansions previously needed during high growth periods. Investments in new product developments and customer-related selling platforms were consistent with prior periods. Our restructuring efforts and business model simplification focuses our investments toward future growth initiatives and market expansions, while balancing our cash with the current business environment.

We expect capital expenditures to be between $55 million and $65 million in fiscal 2003. The largest planned expenditures will be for expanded customer-development channel enhancements, manufacturing improvements, and new product tooling.

During the past year, we sold two dealerships in the United States, one dealership in the Asian market, and one dealership in South America. These actions are consistent with our intent to increase the variability of our cost structure in certain markets by selling owned dealers to independent owners. We may acquire dealerships from time to time in the future to maintain the strength of our distribution network or facilitate the orderly transition of our dealers to new owners. We established two alliances in 2002, adding to the two alliances developed in 2001, to capitalize on our distribution channels, complement our product offerings, and increase profits. During 2001 we increased our owned dealer network through one acquisition. In 2000, we acquired Geiger, a manufacturer of wood casegood products; this acquisition included sales offices in the United Kingdom and Canada. We also acquired a privately owned North American dealer as part of our service strategy. We will continue to investigate acquisitions and alliances to fill strategically identified gaps in our product offering and service capabilities.

Common Stock Transactions
(In Millions, Except Share and Per Share Data)       2002              2001             2000
                                                     ----              ----             ----
Shares acquired                                      800,721           3,322,174        3,734,623
Cost of shares acquired                              $19.3             $ 94.2           $ 90.1
Weighted average cost per share acquired             $24.10            $28.35           $24.12
Shares issued                                        939,628           1,283,358        2,227,154
Weighted average price per share issued              $19.05            $17.92           $21.75
Cash dividends                                       $11.0             $11.1            $11.5
Dividends per share                                  $.15              $.15             $.15

In fiscal 2002, repurchases of common stock totaled .8 million shares for $19.3 million compared to 3.3 million shares for $94.2 million in 2001 and 3.7 million shares for $90.1 million in 2000. Management and the Board of Directors believe the share repurchase program is an excellent, tax efficient means of returning value to our shareholders and preventing dilution from employee-ownership programs and shares issued in acquisitions. In July 2001, our Board authorized a new $100 million share repurchase plan, bringing the remaining amount authorized for repurchase to $113.6 million, as of June 1, 2002.

We use various stock option plans as an incentive to align executive performance with shareholder interests. Further information related to stock option plans can be found in the notes to the Consolidated Financial Statements.

Key Measurement
At Herman Miller, we use Economic Value Added (EVA) to determine whether we are creating value for our employee-owners and shareholders. We evaluate all our business decisions in this manner to ensure we are investing resources in opportunities that create the highest long-term return. We also use EVA as the basis for calculating our incentive compensation. Making EVA such an important part of our overall compensation structure has driven a higher level of business literacy and decision-making capabilities throughout our work force.

Even though cost-containment programs were implemented during the year, we were unable to offset the magnitude and pace of order declines, resulting in lower EVA for the full fiscal year. Our compensation programs were tied to achieving EVA growth targets. Because the decline in business was so abrupt, we made no variable compensation payments. We continue to believe that EVA is the best method of rewarding our employees in a manner consistent with the rewards we provide to our shareholders, and market research validates this perspective. Our belief in the future potential of our strategic initiatives continues to drive us toward investments that create long-term value, even if EVA results suffer in the short run. We have presented a summarized calculation of our EVA for fiscal 2002, 2001, and 2000.

Calculation of Economic Value Added
(In Millions)                                                     2002              2001            2000
Operating income                                               $(79.9)          $ 236.0         $ 234.7
Interest expense on noncapitalized leases(1)                      7.8               7.6             5.3
Goodwill amortization                                             3.1               3.6             2.9
Special Charges & Other                                          96.6               9.2             3.3
Increase (decrease) in reserves                                  (8.9)             (6.7)            1.1
Change in capitalized design and research                          .5               3.1             4.4
                                                                   --               ---             ---
Adjusted operating profit                                        19.2             252.8           251.7
Cash taxes(2)                                                    (1.1)            (91.7)          (91.7)
                                                                 -----            ------          ------
Net operating profit after taxes (NOPAT)                         18.1             161.1           160.0
Weighted-average capital employed(3)                            856.7             818.4           693.3
Weighted-average cost of capital(4)                              10.4%             10.4%           10.4%
                                                                 -----             -----           -----
Cost of capital                                                  89.1              85.1            72.1
                                                                 ----              ----            ----
Economic Value Added                                           $(71.0)            $76.0           $87.9
                                                               =======            =====           =====

(1)   Imputed interest as if the total noncancelable lease payments were capitalized.
(2)   The reported current tax provision is adjusted for changes in deferred tax assets and liabilities.
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

We generated a negative $71.0 million of EVA this year. Comparatively, EVA totaled a positive $76.0 million last year and $87.9 million in 2000. Lower earnings on reduced volumes drove the majority of the decrease. Our average capital base increased by $38.3 million, driven by higher levels of cash held for financial flexibility and capitalized charges related to restructuring actions. This increase was partially offset by lower working capital requirements, notes receivable, and COLI-related assets. Our pension contribution resulted in a substantial positive effect on cash taxes in 2002. Net Operating Profit after Taxes declined substantially and ended the year at $18.1 million.

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

Conclusion
The economic recession and resulting industry contraction led to a revenue decline of over $760 million this year. This required significant adjustments to our business model and cost structure to strengthen the company and protect the interests of its stakeholders. The eroding business conditions also called for decisive action and rapid implementation of changes. Many of the choices we made were difficult. These actions were taken with care and in a manner consistent with Herman Miller’s reputation for integrity and ethical business practice.

We want to assure our investors that when we conduct business, integrity and ethical behavior are not an option but a requirement – in both our strategic business decision-making and our financial reporting. While business ethics have come under intense scrutiny in the past year, they have been an integral part of our corporate culture since our founding and will continue to guide our actions in the future.

Looking back, fiscal 2002 demonstrated our organization’s resilience and the power of our business model to withstand a dramatic decline in volume. We believe the company’s financial strength and flexibility will enhance our ability to compete effectively. While fiscal 2002 held many challenges, Herman Miller will continue to lead in design-focused innovation, expanding our market opportunity and establishing new reference points for the industry.

Basis of Presentation
When considering year-over-year growth statistics, it is important to note that Herman Miller’s fiscal year 2002 and 2001 contained 52 weeks, compared to 53 weeks in fiscal 2000.

Critical Accounting Policies
We strive to report our financial results in a clear and understandable manner. We follow generally accepted accounting principles in the U.S. in preparing our consolidated financial statements, which require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. Following is a summary of our more significant accounting policies that require the use of estimates and judgments in preparing the financial statements.

Accounts Receivable Allowances
We base our allowances related to receivables on known customer exposures, historical credit experience, and the specific identification of other potential problems, including the economic climate. These methods are applied to all major receivables, including trade, lease, and notes receivables. In addition to known or judgmental components of our allowances, we follow a policy that consistently applies reserve rates based on the age of outstanding accounts receivables. Actual collections can differ, requiring adjustments to the reserves.

Warranty Reserve
We stand behind our products and keep our promises to customers. In some situations, issues arise resulting in the need to incur costs to correct or replace problems with products or services. We have established warranty reserves for the various costs associated with these guarantees. General warranty reserves are based on historical claims experience and periodically adjusted for business levels. Specific reserves are established once an issue is identified, and the amount of such reserves are based on the estimated costs to correct the problem. Actual costs may vary and result in an adjustment to our reserves.

Inventory Reserves
Inventories are valued at the lower of cost or market. The inventories of certain subsidiaries are valued using the last-in, first-out (LIFO) method. We establish reserves for excess and obsolete inventory, based on material movement and a component of judgment for consideration of current events, such as economic conditions, that may affect inventory. The amount of reserve required may be adjusted as conditions change.

Self-Insurance Reserves
With the assistance of independent actuaries, we provide reserves for health, worker’s compensation, long-term disability, and general liability exposures. The reserves are established based on actuarially determined expected future claims. The methods and variable component used to determine the liabilities are applied consistently, although actual claim experience can vary. We maintain certain insurance coverage for risk exposures through traditional premium based insurance policies.

Pension and other Post-Retirement Benefits
The determination of the obligation and expense for pension and other post retirement benefits is dependent on the selection of certain actuarial assumptions used in calculating such amounts. Some of the assumptions include the discount rate, expected long-term rate of return on plan assets, and expected rate of increases in compensation and healthcare costs. These assumptions are reviewed annually based on internal and external factors. Adjustments to the assumptions could result in changes to the future expense and liabilities. See the notes to the Consolidated Financial Statements for more information regarding costs and assumptions used for employee benefit plans.

Long-Lived Assets
We evaluate long-lived assets and acquired businesses for indicators of impairment when events or circumstances indicate that this risk may be present. Our judgments regarding the existence of impairment are based on market conditions, operational performance, and estimated future cash flows. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded to adjust the asset to its fair value.

Recently Issued Accounting Standards
In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. We will be adopting Statement No. 141 and No. 142 in the first quarter of fiscal 2003.

Based on preliminary impairment testing for goodwill, we do not believe that the adoption of these standards will result in any impairment charges related to our goodwill assets. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. After applying the provisions of the Statements, our pretax income is expected to increase by approximately $3.1 million in fiscal 2003.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes previous statements issued. We will adopt this statement during the first quarter of fiscal 2003. We do not believe this adoption will have any material impact on our consolidated financial statements.

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

Item 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company manufactures, markets and sells its products throughout the world and, as a result, is subject to changing economic conditions, which could reduce the demand for its products.

Foreign currency exchange rate fluctuations related to the company’s international operations did not have a material impact on the financial results of the company during fiscal 2002 or 2001. Because the company conducts business internationally, however, it will continue to be subject to related currency exchange rate fluctuations.

The company maintains fixed-rate debt. For fixed-rate debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows. The company does not have an obligation to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on such debt until the company would be required to refinance it. The company entered into an interest rate swap agreement on May 21, 2002, to convert $40 million of fixed-rate debt to a variable rate basis. This debt is subject to changes in interest rates, which could have a material impact on the company’s financial results. The interest rate swap derivative instrument is held and used by the company as a tool for managing interest rate risk. It is not used for trading or speculative purposes.

The counterparty to this swap instrument is a large major financial institution which the company believes is of high-quality creditworthiness. While the company may be exposed to potential losses due to the credit risk of non-performance by this counterparty, such losses are not anticipated. The fair value of the swap instrument as of June 1, 2002, was approximately $.2 million. For further information, refer to the Fair Value of Financial Instruments and Financial Instruments with Off-Balance-Sheet Risk disclosures in the Notes to the Consolidated Financial Statements filed as part of this report.

Expected cash flows (notional amounts) over the next five years related to debt instruments are as follows:

                                                      2003     2004     2005    2006    2007    Thereafter    Total
                                                      ----     ----     ----    ----    ----    ----------    -----
Long-term Debt:
  Fixed Rate                                         $10.6    $13.6    $13.6   $13.6    $3.0    $178.0       $232.4
  Wtd. Average Interest Rate = 6.95%

Derivative  Financial  Instrument Related to Debt
- Interest Rate Swap
  Pay Variable/Receive Fixed                         $10.0    $10.0    $10.0   $10.0    $ --    $ --         $ 40.0
  Pay Interest Rate = 4.27% (at June 1, 2002)
  Received Interest Rate = 6.37%

Item 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly Financial Data

Summary of the quarterly operating results on a consolidated basis:

June 1, 2002; June 2, 2001; June 3, 2000            First          Second           Third         Fourth
(In Millions, Except Per Share Data)              Quarter         Quarter         Quarter        Quarter

2002     Net sales                                 $410.3          $395.0          $340.7         $322.6
         Gross margin                               125.8           118.9            98.5           97.0
         Net earnings                               (2.9)          (22.7)          (11.6)         (18.8)
         Earnings per share-diluted                $(.04)          $(.30)          $(.15)         $(.25)
2001     Net sales 1                               $547.9          $616.3          $561.0         $511.0
         Gross margin 1                             182.0           210.0           184.8          178.9
         Net earnings 2                              32.5            42.3            33.0           32.8
         Earnings per share-diluted 2              $  .41          $  .54          $  .43         $  .43
2000     Net sales 1                               $490.0          $481.4          $497.9         $540.9
         Gross margin 1                             169.7           165.3           162.0          183.4
         Net earnings                                35.2            33.0            31.8           39.7
         Earnings per share-diluted                $  .43          $  .41          $  .40         $  .50

1 Amounts have been restated as a result of adopting Emerging Issues Task Force Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs” (“EITF 00-10”). Adoption of EITF 00-10 took place in the fourth quarter of fiscal 2001 and involved the reclassification to cost of sales of certain shipping & handling-related costs which were previously reported as components of net sales and operating expenses.

2 The first quarter of 2001 includes a pre-tax charge of $5.4 million ($3.5 million after tax, or $.05 per diluted share) for the cumulative effect of a change in accounting principle for pensions. Previously reported net earnings and diluted earnings per share for the first quarter were $36.0 million and $.46, respectively.

Consolidated Statements Of Operations

                                                     June 1, 2002       June 2, 2001       June 3, 2000
                                                     ------------       ------------       ------------
(In Millions, Except Per Share Data)

Net Sales                                                $1,468.7           $2,236.2           $2,010.2
Cost of Sales                                             1,028.4            1,480.5            1,329.8
                                                          -------            -------            -------
     Gross Margin                                           440.3              755.7              680.4
                                                            -----              -----              -----
Operating Expenses:
     Selling, general, and administrative                   399.7              475.4              404.4
     Design and research                                     38.9               44.3               41.3
     Special charges                                         81.6                 --                 --
                                                             ----               ----               ----
     Total Operating Expenses                               520.2              519.7              445.7
                                                            -----              -----              -----
Operating Earnings                                          (79.9)             236.0              234.7
                                                            ------             -----              -----
Other Expenses (Income):
     Interest expense                                        18.2               16.8               13.4
     Interest income                                         (6.2)              (7.0)              (6.4)
     Other, net                                               (.9)               1.1                5.9
                                                              ----            ------             ------
     Net Other Expenses                                      11.1               10.9               12.9
                                                             ----             ------             ------
Earnings from Continuing Operations
  Before Income Taxes                                       (91.0)             225.1              221.8
Income Taxes on Earnings from
  Continuing Operations                                     (35.0)              81.0               82.1
                                                            ------            ------             ------
Earnings Before Cumulative Effect of a Change
  In Accounting Principle                                   (56.0)             144.1              139.7
Cumulative Effect of a Change in Accounting
  Principle for Pensions, net of tax of $1.9                  --                 3.5                 --
                                                           ------             ------             ------
Net Earnings                                               $(56.0)            $140.6             $139.7
                                                           =======            ======             ======

Earnings Per Share--Basic:
Earnings Before Cumulative Effect of a Change
  In Accounting Principle                                  $ (.74)            $ 1.88             $ 1.76
Cumulative Effect of a Change in Accounting
  Principle, net of tax                                       --                (.05)                --
                                                           -------            -------            ------
Earnings Per Share--Basic                                  $ (.74)            $ 1.83             $ 1.76
                                                           =======            ======             ======

Earnings Per Share--Diluted:
Earnings Before Cumulative Effect of a Change
  In Accounting Principle                                  $ (.74)            $ 1.86             $ 1.74
Cumulative Effect of a Change in Accounting
  Principle, net of tax                                       --                (.05)                --
                                                           -------            -------            ------
Earnings Per Share--Diluted                                $ (.74)            $ 1.81             $ 1.74
                                                           =======            ======             ======

Pro Forma Amounts Assuming Retroactive Application
  of a Change in Accounting Principle for Pensions:
Net Earnings                                               N/A                $144.1             $138.1
Earnings Per Share--Basic                                  N/A                $1.88              $1.74
Earnings Per Share--Diluted                                N/A                $1.86              $1.71

The accompanying notes are an integral part of these statements.

Consolidated Balance Sheets

(In Millions, Except Share and Per Share Data)                              June 1, 2002   June 2, 2001
                                                                            ------------   ------------
Assets
Current Assets:
   Cash and cash equivalents                                                      $124.0         $138.3
Short-term investments                                                              11.1           13.5
   Accounts receivable, less allowances of $16.3 in 2002, and
   $19.1 in 2001                                                                   142.1          212.6
   Inventories                                                                      39.6           55.9
   Assets held for sale                                                              2.6             --
   Prepaid expenses and other                                                       67.0           54.5
                                                                                    ----           ----
       Total Current Assets                                                        386.4          474.8
                                                                                   -----          -----
Property and Equipment:
   Land and improvements                                                            18.9           28.8
   Buildings and improvements                                                      133.7          163.2
   Machinery and equipment                                                         554.0          615.6
   Construction in progress                                                         12.8           32.3
                                                                                    ----           ----
                                                                                   719.4          839.9
   Less: accumulated depreciation                                                  404.0          430.9
                                                                                   -----          -----
       Net Property and Equipment                                                  315.4          409.0
                                                                                   -----          -----
Notes Receivable, less allowances of $2.0 in 2002, and $2.6 in 2001                  6.9           13.3
Other Assets                                                                        79.3           99.4
                                                                                    ----           ----
       Total Assets                                                               $788.0         $996.5
                                                                                  ======         ======

Liabilities and Shareholders' Equity
Current Liabilities:
   Unfunded checks                                                                  $5.9          $21.2
   Current portion of long-term debt                                                10.6           23.3
   Notes payable                                                                     2.7            3.1
   Accounts payable                                                                 70.6           95.6
   Accrued liabilities                                                             121.2          166.4
                                                                                   -----          -----
       Total Current Liabilities                                                   211.0          309.6
Long-Term Debt, less current portion above                                         221.8          232.9
Other Liabilities                                                                   92.2          102.5
                                                                                    ----          -----
       Total Liabilities                                                           525.0          645.0
                                                                                   -----          -----
Shareholders' Equity:
   Preferred stock, no par value (10,000,000 shares authorized, none issued)          --             --
   Common stock, $.20 par value (240,000,000 shares authorized, 76,158,482 and
   76,019,575 shares issued and outstanding in 2002 and 2001)                       15.2           15.2
   Additional paid-in capital                                                         --             --
   Retained earnings                                                               295.8          365.6
   Accumulated other comprehensive loss                                            (34.3)         (17.4)
   Key executive stock programs                                                    (13.7)         (11.9)
                                                                                   ------         ------
       Total Shareholders' Equity                                                  263.0          351.5
                                                                                   -----          -----
       Total Liabilities and Shareholders' Equity                                 $788.0         $996.5
                                                                                  ======         ======

The accompanying notes are an integral part of these statements.

Consolidated Statements of Shareholders' Equity

                                                                                    Accumulated
(In Millions,                                       Additional                            Other     Key Exec.           Total
Except Share and                          Common       Paid-In      Retained      Comprehensive         Stock   Shareholders'
Per Share Data)                            Stock       Capital      Earnings               Loss      Programs          Equity

Balance May 29, 1999                       $15.9     $      --        $210.1            $(10.7)        $(6.2)         $209.1
                                           -----     ---------        ------            ------         -----          ------
Net earnings                                  --            --         139.7                --            --           139.7
Current year translation adjustment           --            --            --              (2.8)           --            (2.8)
                                                                                                                      ------
   Total comprehensive income                                                                                          136.9
Cash dividends ($.145 per share)              --            --         (11.5)               --            --           (11.5)
Issuance of 1,312,187 shares of
common stock for Geiger Brickel,
Inc., acquisition                             .3          32.3            --                --            --            32.6
Exercise of stock options                     .1          10.9            --                --            --            11.0
Employee stock purchase plan                  --           4.4            --                --            --             4.4
Tax benefit relating to
stock options                                 --           1.5            --                --            --             1.5
Repurchase and retirement of
3,734,623 shares of common stock             (.7)        (52.6)        (36.8)               --            --           (90.1)
Directors' fees                               --            .1            --                --            --              .1
Stock grants earned                           --            --            --                --            .7              .7
Stock grants issued                           --            .2            --                --           (.3)            (.1)
Deferred compensation plan                    --           3.2            --                --          (3.2)             --
Stock purchase assistance plan                --            --            --                --           (.1)            (.1)
                                           -----     ---------        ------            ------         -----          ------
Balance June 3, 2000                       $15.6     $      --        $301.5            $(13.5)        $(9.1)         $294.5
                                           -----     ---------        ------            ------         -----          ------
Net earnings                                  --            --         140.6                --            --           140.6
Current year translation adjustment           --            --            --              (3.9)           --            (3.9)
                                                                                                                      ------
   Total comprehensive income                                                                                          136.7
Cash dividends ($.145 per share)              --            --         (11.1)               --            --           (11.1)
Exercise of stock options                     .3          16.1            --                --            --            16.4
Employee stock purchase plan                  --           4.5            --                --            --             4.5
Tax benefit relating to
stock options                                 --           3.6            --                --            --             3.6
Repurchase and retirement of
3,322,174 shares of common stock            (0.7)        (28.1)        (65.4)               --            --           (94.2)
Directors' fees                               --            .2            --                --            --              .2
Stock grants earned                                                                                      1.1             1.1
Stock grants issued                           --           1.5            --                --          (1.7)            (.2)
Deferred compensation plan                    --           2.2            --                --          (2.2)             --
                                           -----     ---------        ------            ------         -----          ------
Balance June 2, 2001                       $15.2     $      --        $365.6            $(17.4)       $(11.9)         $351.5
                                           -----     ---------        ------            ------        ------          ------
Net earnings                                  --            --         (56.0)               --            --           (56.0)
Current year translation adjustment           --            --            --              (1.6)           --            (1.6)
Minimum pension liability
  (net of tax of $8.8 million)                --            --            --             (16.2)           --           (16.2)
Unrealized holding gain on investments
  available-for-sale                          --            --            --                .9            --              .9
                                                                                                                          --
    Total comprehensive loss                                                                                           (72.9)
Cash dividends ($.145 per share)              --            --         (11.0)               --            --           (11.0)
Exercise of stock options                     .1           7.9            --                --            --             8.0
Employee stock purchase plan                  .1           3.8            --                --            --             3.9
Tax benefit relating to
stock options                                 --           1.4            --                --            --             1.4
Repurchase and retirement of
800,721 shares of common stock               (.2)        (16.3)         (2.8)               --            --           (19.3)
Stock grants earned                           --            --            --                --           1.4             1.4
Stock grants issued                           --           4.6            --                --          (4.7)            (.1)
Deferred compensation plan                    --          (1.4)           --                --           1.4              --
Stock purchase assistance plan                --            --            --                --            .1              .1
                                           -----     ---------        ------            ------        ------          ------
Balance June 1, 2002                       $15.2     $      --        $295.8            $(34.3)       $(13.7)         $263.0
                                           =====     =========        ======            =======       =======         ======

The accompanying notes are an integral part of these statements.

Consolidated Statements Of Cash Flows

(In Millions)                                           June 1, 2002    June 2, 2001    June 3, 2000
Cash Flows from Operating Activities:
     Net Earnings                                             $(56.0)         $140.6          $139.7
     Adjustments to reconcile net earnings
     to net cash provided by operating activities:
       Cumulative effect of a change in accounting
          principle for pensions, net of tax                    --               3.5            --
     Other                                                     110.6            67.7            62.4
                                                               -----            ----            ----
        Net Cash Provided by Operating Activities               54.6           211.8           202.1
                                                                ----           -----           -----
Cash Flows from Investing Activities:
     Notes receivable repayments                               341.3           639.4           486.7
     Notes receivable issued                                  (334.4)         (628.4)         (490.6)
     Short-term investment purchases                           (38.9)         (113.7)          (12.8)
     Short-term investment sales                                42.3           113.0            --
     Property and equipment additions                          (52.4)         (105.0)         (135.7)
     Proceeds from sales of property and equipment                .7              .1              .4
     Net cash paid for acquisitions                             --              --              (5.9)
     Surrender of COLI policies                                 14.0            --              --
     Other, net                                                  1.6            (5.5)           (5.8)
                                                                 ---            -----           -----
        Net Cash Used for Investing Activities                 (25.8)         (100.1)         (163.7)
                                                               ------         -------         -------
Cash Flows from Financing Activities:
     Short-term debt borrowings                                  1.8           499.9           782.3
     Short-term debt repayments                                 (2.4)         (618.9)         (710.8)
     Long-term debt borrowings                                     --          175.0            --
     Long-term debt repayments                                 (23.2)          (25.0)          (17.9)
     Dividends paid                                            (11.0)          (11.1)          (11.5)
     Common stock issued                                        11.9            20.9            15.4
     Common stock repurchased and retired                      (19.3)          (94.2)          (90.1)
                                                               ------          ------          -----
        Net Cash Used for Financing Activities                 (42.2)          (53.4)          (32.6)
                                                               ------          ------          -----
Effect of Exchange Rate Changes on Cash
  and Cash Equivalents                                           (.9)           (3.0)           (2.8)
                                                                 ----           -----           ----
        Net Increase (Decrease) in Cash and
        Cash Equivalents                                       (14.3)           55.3             3.0
Cash and Cash Equivalents, Beginning of Year                   138.3            83.0            80.0
                                                               -----            ----            ----
Cash and Cash Equivalents, End of Year                        $124.0          $138.3           $83.0
                                                              ======          ======           =====

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

Description of Business The company researches, designs, manufactures and distributes interior furnishings and provides related services that support companies all over the world. The company’s products are sold primarily to or through independent contract office furniture dealers. Accordingly, accounts and notes receivable in the accompanying balance sheets are principally amounts due from the dealers.

Fiscal Year The company’s fiscal year ends on the Saturday closest to May 31. The years ended June 1, 2002, and June 2, 2001, each contained 52 weeks. The year ended June 3, 2000, contained 53 weeks.

Foreign Currency Translation The functional currency for foreign subsidiaries is the local currency. The cumulative effects of translating the balance sheet accounts from the functional currency into the United States dollar at current exchange rates and revenue and expense accounts using average exchange rates for the period are included as a separate component of shareholders’ equity. Gains or losses arising from remeasuring all foreign currency transactions into the appropriate currency are included in determining net earnings.

Cash Equivalents The company primarily utilizes money market and time deposit investments as part of its cash management function. Due to the relative short-term maturities and high liquidity of these securities, they are included in the accompanying consolidated balance sheets as cash equivalents at market value and totaled $97.9 million and $106.8 million as of June 1, 2002, and June 2, 2001, respectively. The company’s cash equivalents are considered “available-for-sale.” As of June 2, 2001, and June 3, 2000, the market value approximated the securities’ cost. All cash and cash equivalents are high-credit quality financial instruments, and the amount of credit exposure to any one financial institution or instrument is limited.

Short-Term Investments The company maintains a portfolio of short-term investments comprised of investment grade fixed-income and equity securities. These investments are held at the company’s wholly-owned insurance captive and are considered “available-for-sale” as defined in Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, they have been recorded at fair market value with the resulting net unrealized holding gains reflected as a component of comprehensive income/(loss) in the Consolidated Statements of Shareholders’ Equity. Net investment income recognized in the Consolidated Statements of Operations resulting from these investments totaled $.9 million for each of the years ended June 1, 2002, and June 2, 2001.

The following is a summary of the carrying and market values of the company’s short-term investments as of June 1, 2002:

(In Millions)

                                                                                            Market
                                                                 Cost                       Value
                                                                 ----                       -----
U.S. Federal agency obligations                                $   3.2                     $  4.2
State & Municipal securities                                       5.1                        4.8
Corporate bonds                                                    1.9                        2.1
                                                                   ---                        ---
                                                                  10.2                       11.1
Unrealized gains                                                   0.9                         --
                                                                   ---                       ----
Total                                                            $11.1                     $ 11.1
                                                                 =====                     ======

Maturities of short-term investments as of June 1, 2002, are as follows:

(In Millions)

                                                                                            Market
                                                                 Cost                       Value
                                                                 ----                       -----
Due within one year                                            $   0.5                     $  0.5
Due after one year through five years                              8.5                        9.2
Due after five years                                               1.2                        1.4
                                                                   ---                        ---
Total                                                           $ 10.2                      $11.1
                                                                ======                      =====

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

Notes Receivable The notes receivable are primarily from certain independent contract office furniture dealers. The notes are collateralized by the assets of the dealers and bear interest based on the prevailing prime rate. Interest income relating to these notes was $.8 million, $2.2 million, and $1.9 million in 2002, 2001, and 2000, respectively.

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

In situations where goodwill and intangible balances remain after applying the impairment measurements to business unit asset groupings under Statement of Financial Accounting Standards (SFAS) No. 121, the company assesses the recoverability of the remaining balances at the enterprise level under the provisions of Accounting Principles Board (APB) Opinion 17. Applying these provisions, when the estimated undiscounted future operating earnings (before interest and amortization) for individual business units is not sufficient to recover the remaining carrying value over the remaining amortization period, the company recognizes an impairment loss for the excess.

Refer to “Special Charges” footnote for discussion on impairments recognized in fiscal 2002 in connection with the company’s restructuring activities. No significant impairments were provided for in 2001 or 2000.

Intangible assets included in other assets consist mainly of goodwill, patents, and other acquired intangibles, and are carried at cost, less applicable amortization of $28.6 million and $24.9 million in 2002 and 2001, respectively. These assets are amortized using the straight-line method over periods of 5 to 20 years.

In June 2001, the Financial Accounting Standards Board finalized Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). This statement is effective for the company’s fiscal year beginning June 2, 2002. Upon adoption of this standard, pre-existing goodwill is no longer subject to amortization; however, companies will be required to perform an annual fair-value-based analysis to determine whether the value of goodwill has been impaired. The company’s pre-tax goodwill amortization expense in fiscal 2002 totaled $3.1 million. All of the company’s other intangibles will continue to be amortized. The company does not believe adoption of SFAS 142 will result in the impairment of its goodwill assets which totaled $39.1 million at June 1, 2002.

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

Research, Development, Advertising, and Other Related Costs Research, development, advertising materials, pre-production and start-up costs are expensed as incurred. Research and development costs consist of expenditures incurred during the course of planned search and investigation aimed at discovery of new knowledge useful in developing new products or processes, or significantly enhancing existing products or production processes, and the implementation of such through design, testing of product alternatives, or construction of prototypes. Royalty payments made to designers of the company’s products as the products are sold are not included in research and development costs, as they are a variable cost based on product sales. Research and development costs, included in design and research expense in the accompanying consolidated statements of operations, were $33.9 million, $37.2 million, and $35.1 million in 2002, 2001, and 2000, respectively.

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

Earnings per Share Basic earnings per share (EPS) excludes the dilutive effect of common shares that could potentially be issued, due to the exercise of stock options, and is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. As the company reported a net loss for the year ended June 1, 2002, shares resulting from stock option plans would be anti-dilutive to EPS and, consequently, have not been included in determining diluted EPS. Diluted EPS for fiscal 2001 and 2000 was computed by dividing net earnings by the weighted-average number of shares outstanding, plus all dilutive shares that could potentially be issued.

Revenue Recognition Revenues are recorded when product is shipped, invoiced, and title passes to the customer, and when performance of services is complete.

Comprehensive Income/(Loss) The company’s comprehensive income/(loss) consists of net earnings, foreign currency translation adjustments, minimum pension liability, and unrealized holding gains or losses on available-for-sale investments. Refer to Consolidated Statements of Shareholders’ Equity for details of comprehensive income/(loss) for fiscal 2002, 2001, and 2000.

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

New Accounting Standards In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability, measured at its fair value. The Statement requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133, as amended by SFAS Nos. 137 and 138, was effective for the company’s fiscal year 2002. The company adopted this statement for its fiscal year beginning June 3, 2001. Adoption of this Statement did not have a material impact on the company’s financial statements.

In September 2000, the Emerging Issues Task Force released its final consensus on Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs” (“EITF 00-10”). This consensus provides guidance on the classification of revenues and expenses related to shipping and handling activities. The company adopted EITF 00-10 effective in the fourth quarter 2001 and has restated prior periods to reflect the reclassification to cost of sales of certain shipping and handling related costs which were previously reported as components of net sales and operating expenses.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). This pronouncement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations”, for the disposal of a segment of a business. SFAS 144 is effective for the company in fiscal 2003. The company will adopt SFAS 144 as of the beginning of fiscal 2003 and does not expect that the adoption of this statement will have a material impact on the company’s consolidated financial statements.

Reclassifications Certain prior year information has been reclassified to conform to the current year presentation.

Acquisitions and Divestitures
The company has made acquisitions during the past three years, all of which were recorded using the purchase method of accounting. Accordingly, the purchase price of these acquisitions has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of the acquisition. The cost of the acquisitions in excess of net identifiable assets acquired has been recorded as goodwill.

Effective July 30, 1999, the company acquired Geiger Group, Inc. (“Geiger”), a manufacturer of high-quality wood furnishings for the contract furniture industry, including casegoods, freestanding furniture, and seating. The acquisition was completed for $5.0 million in cash and the issuance of 1,312,187 shares of Herman Miller, Inc., stock to Geiger’s shareholders. The excess of purchase price over the estimated fair market value of net assets acquired of approximately $24.8 million was recorded as goodwill. The company was subject to a purchase price adjustment provision based on Geiger’s operating results over the three-year period ending July 18, 2002. Based on these results, no purchase price adjustment was required. The operating results of Geiger have been included in the consolidated financial statements of the company since the date of acquisition.

During the past three years, the company purchased and divested various privately owned North American dealers. The results of the transactions were not material to the company’s consolidated results of operations.

Special Charges
During the first quarter ended September 1, 2001, the company recorded a $9.6 million pretax charge to operations, primarily related to certain actions aimed at work force reductions. This charge was classified under the caption “Special Charges” and represented costs associated with an early-retirement offer and other non-voluntary termination benefits for targeted work force reductions in West Michigan, Europe, Mexico, and South America. Approximately 274 positions were eliminated as a result of these combined actions, which affected a wide range of job classifications across the company.

On September 19, 2001, the company’s Board of Directors approved a comprehensive operational and cost structure realignment & restructuring plan (the “Plan”) which was intended to improve operating performance, ensure financial strength, and position the company as a more focused competitor. The Plan involved the key action items described below:

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

In connection with these activities, the company recorded additional pretax charges under the caption "Special Charges" of $38.8 million and $9.8 million for the quarters ended December 1, 2001 and March 2, 2002, respectively.

On March 15, 2002, the company’s Board of Directors approved additional restructuring actions intended to further the goals of the Plan. These changes included the following key actions:

  Consolidation of the Holland, Michigan Chair Plant into the West Michigan Greenhouse facility. This action included preparing the Chair Plant for sale.
  Closure and elimination of the Herman Miller RED initiative.
  Phase-out of the SQA business model.
  Consolidation of two manufacturing facilities into one within the Geiger operation in Georgia.

The company recorded pretax special charges of $23.4 million during the fourth quarter ended June 1, 2002, in connection with these additional actions.

Special charges for the year ended June 1, 2002, include the following:

(In Millions)
Severance & Outplacement                                          $30.5
Asset Impairments                                                  28.0
Early Retirement Enhancement                                        8.1
Lease & Supplier Contract Terminations                              6.1
Facility Exit Costs & Other                                         8.9
                                                                    ---
Total                                                             $81.6
                                                                  =====

Including actions taken since the beginning of fiscal 2002, approximately 1,500 employees, across a wide range of job classifications, have been or will be terminated as a result of the restructuring plan. This includes approximately 225 employees from the company’s international operations.

Charges resulting from asset impairments in connection with the Plan have been accounted for in accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of” (“SFAS 121”). Asset impairments consist of long-lived assets, including real estate, fixed assets and manufacturing equipment from the facilities the company intends to dispose of or discontinue. These assets have been written down to the lower of their carrying amounts or estimated fair values, less the cost to dispose. Fair value estimates have been determined by the company’s management, with the assistance of independent appraisers, and are based on estimated proceeds from sale and other relevant factors. These asset impairments have arisen only as a consequence of the company making the decision to exit these activities during the year.

Certain assets for which impairment charges have been recognized as a result of the Plan have been written-down to their estimated fair values in anticipation of a future sale. These assets, and their associated adjusted carrying values at June 1, 2002, include the Rocklin, California operation ($16.2 million), the Holland, Michigan Chair Plant ($5.2 million), and the West Michigan Powder Coat Technology (PCT) painting facility ($2.6 million). Since it is the company’s belief that it could take in excess of one year to sell the Rocklin and Chair Plant assets, they are classified as long-term on the balance sheet as of June 1, 2002, under the caption “Net Property and Equipment.

Special charges also include certain estimated qualifying exit costs as recorded in accordance with Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". These costs include lease and supplier contract terminations and certain facility exit costs.

The following is a summary of restructuring activity during 2002:

(In Millions)
                                 Severance &          Lease & Supplier        Facility
                                 Outplacement         Contract                Exit Costs
                                 Costs                Terminations            and Other        Total
                                 ----------------     ------------            ---------        -----

Accrual Balance, June 2, 2001      $  --                 $ --                    $ --           $  --
Special Charges                     30.5                  6.1                     8.9            45.5
Cash Payments                      (24.5)                (2.6)                   (4.2)          (31.3)
                                  -------                -----                   -----          -----
Accrual Balance, June 1, 2002      $ 6.0                 $3.5                    $4.7           $14.2
                                   =====                 ====                    =====          =====

Charges associated with the early retirement enhancement and asset impairment actions are not considered in the restructuring activity summary as the related amounts have been recorded as accrued pension liability and reductions to property and equipment, respectively.

The charges also include costs associated with the movement of inventory and equipment, as well as employee relocation and training related to the consolidation of production processes. These costs are recognized as incurred, and are not included in the ending restructuring accrual at June 1, 2002.

In addition, during 2002, expenses totaling approximately $2.5 million for the write-off of inventory directly connected to the restructuring actions were incurred. This charge has been classified as a component of cost of sales in the consolidated statements of operations.

Change in Accounting Estimate
Fiscal 2002 operating expenses included $15.6 million of accelerated depreciation related to certain sales technology assets. This charge reduced earnings per share by $.13 in 2002. At the time the company made the decision to replace these assets, they had an estimated remaining useful life of approximately eighteen months. These assets were completely depreciated by June 1, 2002 at which time the replacement assets were placed in service. This change in service life constitutes a change in accounting estimate under Accounting Principles Board Opinion No. 20, “Accounting Changes”.

Inventories

(In Millions)                                                           2002                 2001
                                                                        ----                 ----
Finished products                                                      $16.6                $22.5
Work in process                                                          9.1                 11.1
Raw materials                                                           13.9                 22.3
                                                                        ----                 ----
                                                                       $39.6                $55.9
                                                                       =====                =====

Inventories are valued at the lower of cost or market and include material, labor, and overhead. The inventories of certain subsidiaries are valued using the last-in, first-out (LIFO) method. The inventories of all other subsidiaries are valued using the first-in, first-out method. Inventories valued using the LIFO method amounted to $12.3 million and $16.7 million at June 1, 2002, and June 2, 2001, respectively.

If all inventories had been valued using the first-in, first-out method, inventories would have been $9.8 million and $12.5 million higher than reported at June 1, 2002, and June 2, 2001, respectively.

Prepaid Expenses and Other

(In Millions)                                                                      2002            2001
                                                                                   ----            ----
Current deferred income taxes                                                     $29.0           $21.5
Other                                                                              38.0            33.0
                                                                                   ----            ----
                                                                                  $67.0           $54.5
                                                                                  =====           =====
Accrued Liabilities
(In Millions)                                                                      2002            2001
                                                                                   ----            ----
Compensation and employee benefits                                                $37.5           $51.7
Restructuring                                                                      14.2              --
Income taxes                                                                        1.9            33.2
Unearned revenue                                                                   13.1            19.1
Warranty reserves                                                                  22.5            23.3
Other                                                                              32.0            39.1
                                                                                   ----            ----
                                                                                 $121.2          $166.4
                                                                                 ======          ======
Other Liabilities
(In Millions)                                                                      2002            2001
                                                                                   ----            ----
Pension benefits                                                                 $ 44.5          $ 47.9
Postretirement benefits                                                             8.8             9.3
Other                                                                              38.9            45.3
                                                                                   ----            ----
                                                                                 $ 92.2          $102.5
                                                                                 ======          ======
Notes Payable
(In Millions)                                                                      2002            2001
                                                                                   ----            ----
U.S. dollar currencies                                                           $   --          $   --
Non-U.S. dollar currencies                                                          2.7             3.1
                                                                                    ---             ---
                                                                                 $  2.7          $  3.1
                                                                                 ======          ======

The following information relates to notes payable:

                                                                               Domestic         Foreign
                                                                               --------         -------
Weighted-average interest rate at June 1, 2002                                      N/A            5.4%
Weighted-average interest rate at June 2, 2001                                      N/A            5.9%

The company has available an unsecured revolving credit facility that provides for $200 million. The facility permits borrowings in multiple currencies and matures on April 16, 2005. Outstanding borrowings bear interest, at the option of the company, at rates based on the prime rate, certificates of deposit, LIBOR, or negotiated rates. Interest is payable periodically throughout the period a borrowing is outstanding. During 2002 and 2001, the company borrowed at the LIBOR contractual rate or other negotiated rates.

Long-Term Debt

(In Millions)                                                                      2002            2001
                                                                                   ----            ----
Series A senior notes, 6.37%, due March 5, 2006                                   $40.0           $50.0
Series C senior notes, 6.52%, due March 5, 2008                                    15.0            15.0
Debt securities, 7.13%, due March 15, 2011                                        175.0           175.0
Other                                                                               2.4            16.2
                                                                                    ---            ----
                                                                                  232.4           256.2
Less current portion                                                               10.6            23.3
                                                                                   ----            ----
                                                                                 $221.8          $232.9
                                                                                 ======          ======

The company has a private placement of $100.0 million of senior notes with seven insurance companies of which $55.0 million was outstanding at June 1, 2002. The Series C notes have interest-only payments until March 5, 2004.

Provisions of the senior notes and the unsecured senior revolving credit loan restrict, without prior consent, the company’s borrowings, long-term leases, and sale of certain assets. In addition, the company has agreed to maintain certain financial performance ratios, which are based on earnings before taxes, interest expense, depreciation and amortization. During the fourth quarter of fiscal 2002, the company negotiated a change to these provisions which allows for the exclusion of special charges associated with the company’s fiscal 2002 restructuring actions. This exclusion results in a revised earnings measure upon which the financial performance ratios are calculated. At June 1, 2002, the company was in compliance with all of these restrictions and performance ratios.

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

Annual maturities of long-term debt for the five years subsequent to June 1, 2002 (in millions), are as follows: 2003–$10.6; 2004–$13.6; 2005–$13.6; 2006–$13.6; 2007–$3.0; thereafter–$178.0.

Operating Leases
The company leases real property and equipment under agreements that expire on various dates. Certain leases contain renewal provisions and generally require the company to pay utilities, insurance, taxes, and other operating expenses.

Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of June 1, 2002, are as follows (in millions): 2003–$19.9; 2004–$15.6; 2005–$12.1; 2006–$7.7; 2007–$4.5; thereafter–$3.5.

Total rental expense charged to operations was $36.2 million, $32.4 million, and $28.3 million in 2002, 2001, and 2000, respectively. Substantially all such rental expense represented the minimum rental payments under operating leases.

Employee Benefit Plans
The company maintains plans which provide retirement benefits for substantially all employees.

Pension Plans The principal domestic plan is a defined-benefit plan with benefits determined by a cash-balance calculation. Benefits under this plan are based upon an employee’s years of service and earnings.

Post-Retirement Medical and Life Insurance The company provides healthcare and life insurance benefits for employees who retired from service on or before a qualifying date in 1998. Benefits under this plan are based on the employee’s years of service and age at the date of retirement.

In addition to the domestic plan and the retiree healthcare and life insurance plan, one of the company’s wholly owned foreign subsidiaries has a defined-benefit pension plan which is based upon an average final pay benefit calculation. The plan has not been amended and is included in the following information.

During fiscal year 2002, the company offered qualifying employees an early retirement opportunity in connection with its restructuring plan. As a result of this offer, the company recognized an increase in benefit obligation of approximately $6.5 million. The company also recognized a reduction to the benefit obligation of $.9 million as a result of the curtailment of future service years for employees involved in the workforce reduction actions arising from the restructuring plan. Refer to “Special Charges” footnote for further discussion on the fiscal 2002 restructuring plan.

As a result of the effects of early retirements and workforce reductions, as well as plan asset performance, the company was required to recognize an additional pretax minimum pension liability of $25.0 million in the 2002 Consolidated Balance Sheet. This has also been recorded, net of tax, as a component of accumulated other comprehensive loss in the Consolidated Statements of Shareholders’ Equity.

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

                                                         Pension Benefits       Post-retirement Benefits
                                                       --------------------     ------------------------
(In Millions)                                             2002           2001        2002          2001
Change in benefit obligations:
Benefit obligations at beginning of year                $240.2         $231.0        $11.6        $10.4
Service cost                                              12.5           12.4           --           --
Interest cost                                             17.0           16.6           .9           .8
Amendments                                                 0.5           --             --           --
Early Retirement Window                                    6.5           --             --           --
Curtailments                                              (0.9)          --             --           --
Actuarial (gain) loss                                      5.5           (8.1)         1.6          1.5
Benefits paid                                            (39.5)         (11.7)        (1.3)        (1.1)
                                                         ------         ------        -----        -----
Benefit obligations at end of year                       241.8          240.2         12.8         11.6
                                                         -----          -----         ----         ----

Change in plan assets:
Fair value of plan assets at beginning of year           219.6          288.5           --           --
Actual return on plan assets                             (29.3)         (59.5)          --           --
Employer contribution                                     37.4            2.3          1.3          1.1
Benefits paid                                            (39.5)         (11.7)        (1.3)        (1.1)
                                                         ------         ------        -----        -----
Fair value of plan assets at end of year                 188.2          219.6           --           --
                                                         -----          -----         -----        -----

Funded status                                            (53.6)         (20.6)       (12.8)       (11.6)
Unrecognized transition amount                              .1            (.4)          --           --
Change in unrecognized net loss from revaluation
of market-related value of assets                           --            5.4           --           --
Unrecognized net actuarial loss                           60.5            5.5          3.4          1.9
Unrecognized prior service cost                          (26.5)         (35.2)          .6           .6
                                                         ------         ------          --           --
Accrued benefit cost                                    $(19.5)        $(45.3)       $(8.8)       $(9.1)
                                                        =======        =======       ======       ======

Amounts recognized in the Balance Sheet at
the end of the year:

Prepaid benefit cost                                       2.9            2.4           --           --
Accrued benefit liability                                (47.4)         (47.7)        (8.8)        (9.1)
Minimum pension liability                                 25.0            --            --           --
                                                          ----         ------        -----        -----
Accrued benefit cost                                    $(19.5)        $(45.3)       $(8.8)       $(9.1)
                                                        =======        =======       ======       ======

Weighted average assumptions:
Discount rate                                            7.25%          7.25%        7.25%        7.25%
Expected return on plan assets                           9.50%          9.50%         N/A          N/A
Rate of compensation increase                            4.50%          4.50%         N/A          N/A

For measurement purposes related to post-retirement benefit calculations, a 9.55 percent annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2002. The rate was assumed to decrease gradually to 5.5 percent by 2010 and remain at that level thereafter.

                                               Pension Benefits              Post Retirement Benefits
                                          -------------------------         --------------------------
(In Millions)                              2002       2001         2000       2002       2001       2000
                                           ----       ----         ----       ----       ----       ----
Components of net periodic
benefit cost:
Service cost                              $12.5       $12.4        $10.8      $ --      $ --        $ --
Interest cost                              17.0        16.6         15.8        .9        .8          .7
Expected return on plan assets            (22.5)      (22.9)       (23.1)       --        --          --
Net amortization                           (3.6)       (4.4)        (3.0)       .2        .1          .1
                                           -----       -----        ----        --        --      ------
Net periodic benefit cost                  $3.4        $1.7        $  .5      $1.1       $.9       $  .8
                                           ====        ====        =====      ====       ===       =====

A one-percentage-point increase in assumed healthcare cost trend rates would have increased the accumulated post-retirement benefit obligation at June 1, 2002 by $.8 million. A one-percentage-point decrease would have decreased the accumulated post-retirement benefit obligation at June 1, 2002 by $.7 million.

Plan assets consist primarily of listed common stocks, mutual funds, and corporate obligations. Plan assets at June 1, 2002 and June 2, 2001 included 644,766 and 1,043,619 shares of Herman Miller, Inc., common stock, respectively.

Profit Sharing and 401(k) Plan Domestically, Herman Miller, Inc. has a trusteed profit sharing plan that includes substantially all employees. These employees are eligible to begin participating at the beginning of the quarter following their date of hire. The plan provides for discretionary contributions (payable in the company’s common stock) of not more than 6.0 percent of employees’ wages based on the company’s EVA performance. The company did not recognize any expense in 2002 related to the profit sharing plan. The cost of the plan charged against operations was $5.4 million and $5.6 million in 2001 and 2000, respectively.

The company matches fifty percent of employee contributions to their 401(k) accounts up to 6.0 percent of their pay. The company’s contributions were approximately $6.6 million, $7.6 million, and $6.4 million in fiscal 2002, 2001, and 2000, respectively.

Common Stock and Per Share Information
The following table reconciles the numerators and denominators used in the calculations of basic and diluted EPS for each of the last three years:

(In Millions, Except Shares)                                      2002             2001             2000
Numerators:
    Numerators for both basic and diluted EPS, net
    earnings                                                   $(56.0)           $140.6           $139.7
                                                               =======           ======           ======
Denominators:
    Denominators for basic EPS,
    Weighted-average common shares outstanding              75,873,160       76,663,746       79,526,026

Potentially dilutive shares resulting from stock
    option plans1                                                   --          983,565        1,005,257
                                                             ---------          -------        ---------

Denominator for diluted EPS                                 75,873,160       77,647,311       80,531,283
                                                            ==========       ==========       ==========

1As the company reported a net loss for the year ended June 1, 2002, shares resulting from stock option plans would be anti-dilutive to EPS, and consequently, have not been included in determining diluted EPS. The number of shares excluded totaled 567,234.

Certain exercisable stock options were not included in the computations of diluted EPS in fiscal years 2001 and 2000 because the option prices were greater than average quarterly market prices for the periods. The number of stock options outstanding at the end of fiscal 2001 and 2000 which were not included in the calculation of diluted EPS and the ranges of exercise prices were: 2,406,140 at $25.81--$32.50 in 2001; and 1,368,832 at $26.75--$32.50 in 2000.

Stock Plans
Under the terms of the company’s 1995 Employee Stock Purchase Plan, 4 million shares of authorized common stock were reserved for purchase by plan participants at 85.0 percent of the market price. At June 1, 2002, 2,736,972 shares remained available for purchase through the plan, and there were approximately 7,300 employees eligible to participate in the plan, of which 2,048, or approximately 28 percent, were participants. During 2002, 2001, and 2000, employees purchased 201,478 shares for the weighted-average fair value of $19.39; 204,223 shares for the weighted-average fair value of $22.84; and 214,307 shares for the weighted-average fair value of $20.51, respectively.

The company has stock option plans under which options are granted to employees and directors at a price not less than the market price of the company’s common stock on the date of grant. All options become exercisable between one year and four years from date of grant and expire five to ten years from date of grant. At June 1, 2002, there were 152 employees and 10 nonemployee officers and directors eligible. At June 1, 2002, there were 1,210,067 shares available for future options.

The company’s Long-Term Incentive Plan, along with the Nonemployee Officer and Director Stock Option Plan, authorizes reload options. Reload options provide for the purchase of shares equal to the number of shares delivered upon exercise of the original options plus the number of shares delivered to satisfy the minimum tax liability incurred in the exercise. The reload options retain the expiration date of the original options; however, the exercise price must equal the fair-market value on the date the reload options are granted. During fiscal 2002, 2001, and 2000, 51,340, 357,517, and 260,018 reload options, respectively, were automatically granted.

A summary of shares subject to options follows:

                                                    2002                          2001                          2000
                                               Weighted-                     Weighted-                     Weighted-
                                                 Average                       Average                       Average
                                  2002          Exercise           2001       Exercise           2000       Exercise
                                Shares            Prices         Shares         Prices         Shares         Prices
Outstanding at
beginning of year:            6,265,020           $22.78      5,238,504         $20.89      4,899,767         $19.67
  Granted                     2,964,416           $24.14      1,910,206         $26.17      1,344,900         $23.98
  Exercised                   (544,444)           $14.34       (782,357)        $17.95       (685,983)        $16.11
  Terminated                  (665,455)           $26.06       (101,333)        $26.10       (320,180)        $25.47
                         --------------           ------       ---------        ------       ---------        ------
Outstanding at
end of year:                  8,019,537           $23.55      6,265,020         $22.78      5,238,504         $20.89
                         --------------           ------      ---------         ------      ---------         ------
Exercisable at
end of year:                  4,212,217           $23.07      3,685,579         $21.11      3,279,665         $19.35
                         ==============           ======      =========         ======      =========         ======
Weighted-average
fair-market value
of options
granted                                            $7.29                         $9.96                         $8.86

A summary of stock options outstanding at June 1, 2002, follows:

                                                                                     Exercisable Stock
                                      Outstanding Stock Options                           Options
                                           Weighted-
                                            Average          Weighted-                           Weighted-
  Range of Exercise         Shares         Remaining          Average             Shares          Average
        Price                           Contractual Life   Exercise Price                      Exercise Price
$4.66-$23.80                3,984,584        5.13 years       $20.37              1,667,384       $16.00
$24.20-$27.36               2,957,866        8.20 years       $25.63              1,471,946       $26.33
$27.50-$32.50               1,077,087        5.57 years       $29.59              1,072,887       $29.60
                            ---------        ----------       ------              ---------       ------
Total                       8,019,537        6.32 years       $23.55              4,212,217       $23.07
                            =========                         ======              =========       ======

The company accounts for its employee stock purchase plan and its stock option plans under APB Opinion 25; therefore, no compensation costs are recognized when employees purchase stock or when stock options are granted or exercised. If compensation costs had been computed under SFAS No. 123, “Accounting for Stock-Based Compensation,” the company’s net earnings and earnings per share would have been reduced by approximately $6.7 million, or $.09 per share in 2002, $10.4 million, or $.13 per share in 2001, and $6.8 million, or $.08 per share in 2000.

For purposes of computing compensation costs of stock options granted, the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                         2002                2001               2000
Risk-free interest rates                              3.63%--4.84%        4.46%--6.26%       5.50%-6.71%
Expected term of options                               3-4 years           3 years            3-4 years
Expected volatility                                     45%--46%            49%--50%           46%-50%
Dividend yield                                            .5%                 .5%                .5%

Black-Scholes is a widely accepted stock option pricing model; however, the ultimate value of stock options granted will be determined by the actual lives of options granted and future price levels of the company’s common stock.

Key Executive and Director Stock Programs
Restricted Stock Grants The company grants restricted common stock to certain key employees. Shares are awarded in the name of the employee, who has all rights of a shareholder, subject to certain restrictions on transferability and a risk of forfeiture. The forfeiture provisions on the awards expire annually, over a period not to exceed five years. During fiscal 2002, 195,898 shares were granted under the company’s long-term incentive plan, 1,935 shares were forfeited, and the forfeiture provisions expired on 56,462 shares. As of June 1, 2002, 208,680 shares remained subject to forfeiture provisions and restrictions on transferability. During fiscal 2001, 49,841 shares were granted, no shares were forfeited, and the forfeiture provisions expired on 19,306 shares. During fiscal 2000, 10,513 shares were granted, 1,980 shares were forfeited, and the forfeiture provisions expired on 63,894 shares.

The remaining shares subject to forfeiture provisions have been recorded as unearned stock grant compensation and are included as a separate component of shareholders’ equity under the caption Key Executive Stock Programs. The unearned compensation is being charged to selling, general, and administrative expense over the five-year vesting period and was $1.4 million, $1.1 million, and $.7 million in 2002, 2001, and 2000, respectively.

Key Executive Deferred Compensation Plan The company established the Herman Miller, Inc., Key Executive Deferred Compensation Plan, which allows certain executives to defer receipt of all or a portion of their EVA cash incentive. The company may make a matching contribution of 30 percent of the executive’s contribution up to 50 percent of the deferred EVA cash incentive. The company’s matching contribution vests at the rate of 33 1/3 percent annually. In accordance with the terms of the plan, the executive deferral and company matching contribution have been placed in a “Rabbi” trust, which invests solely in the company’s common stock. These Rabbi trust arrangements offer the executive a degree of assurance for ultimate payment of benefits without causing constructive receipt for income tax purposes. Distributions to the executive from the Rabbi trust can only be made in the form of the company’s common stock. The assets in the Rabbi trust remain subject to the claims of creditors of the company and are not the property of the executive and are, therefore, included as a separate component of shareholders’ equity under the caption Key Executive Stock Programs.

Key Executive Stock Purchase Assistance Plan The company previously adopted a key executive stock purchase assistance plan that was used to assist them in attaining their stock ownership requirements. Under the terms of this plan, loans were made to key executives for the purpose of purchasing company stock. All loans are full recourse loans. Each loan is evidenced by a promissory note from the participating executive and is secured by all or a portion of the shares purchased with the loan proceeds. The sale or transfer of shares is restricted for five years after the loan is fully paid. The plan provides for the key executives to earn repayment of a portion of the notes, including interest, based on meeting annual performance objectives as set forth by the Executive Compensation Committee of the Board of Directors. During the course of the loans, the plan prohibits participants from earning repayment of more than eighty percent of the original principal amount, plus accrued interest, prior to maturity of the loans.

The notes bear interest at 7.0 percent per annum. Interest is payable annually and principal is due on various dates through September 1, 2008. As of June 1, 2002, the notes outstanding relating to the exercise of options were $.03 million. Notes outstanding related to open-market purchases were $1.45 million and are recorded in other assets. Compensation expense related to earned repayment was not material in 2002. In 2001 and 2000, this expense totaled $.2 million and $.4 million, respectively.

In fiscal 2002 the annual performance objectives related to the earned repayment provision of these loans were not attained resulting in payment obligations for current plan participants. The Executive Compensation Committee of the Board of Directors agreed to allow the participants to defer the fiscal 2002 payments to a future date without extending the maturities on the loans. In total, principal payments of $.2 million and interest payments of $.1 million were deferred for four executives. No new loans were made under the plan in the past two fiscal years.

Director Fees During fiscal 2000, the Board of Directors approved a plan that allows the Board members to elect to receive their director fees in one or more of the following forms: cash, deferred compensation in the form of shares, unrestricted company stock at the market value at the date of election, or stock options that vest in one year and expire in ten years. The stock options are granted at a price not less than the market price of the company’s common stock on the date of grant. Under the plan, the Board members received 47,020 options and 11,266 shares through the deferred compensation program during fiscal 2002. In fiscal 2001, Board members received 42,150 options, 7,710 unrestricted shares, and 11,243 shares through the deferred compensation program.

Income Taxes
The components of earnings from continuing operations before income taxes and cumulative effect of change in accounting are as follows:

(In Millions)                                                2002              2001             2000
                                                             ----              ----             ----
Domestic                                                   $(80.9)           $204.8           $198.7
Foreign                                                     (10.1)             20.3             23.1
                                                            ------             ----           ------

                                                           $(91.0)           $225.1           $221.8
                                                           =======           ======           ======

The provision (benefit) for income taxes consisted of the following:

(In Millions)                                                2002              2001             2000
                                                             ----              ----             ----
Current:  Domestic--Federal                                $(14.0)            $68.0            $67.6
          Domestic--State                                    (8.1)              4.5              3.6
          Foreign                                            (2.6)              7.2              8.9
                                                             -----              ---              ---
                                                            (24.7)             79.7             80.1
                                                            ------             ----             ----
Deferred:  Domestic--Federal                                (10.8)               .7              1.9
           Domestic--State                                     .7                .3               .2
           Foreign                                            (.2)               .3              (.1)
                                                              ----               --              ---
                                                            (10.3)              1.3              2.0
                                                            ------              ---              ---
Total income tax (benefit) provision                       $(35.0)            $81.0            $82.1
                                                           =======            =====            =====

The following table represents a reconciliation of income taxes at the United States statutory rate with the effective tax rate as follows:

(In Millions)                                                2002              2001             2000
                                                             ----              ----             ----
Income taxes computed at the United
   States statutory rate of 35%                            $(31.9)            $78.8            $77.6
Increase (decrease) in taxes resulting from:
   Corporate-owned life insurance                             3.3               --               --
   State taxes, net                                          (4.8)              3.1              2.5
   Other, net                                                (1.6)              (.9)             2.0
                                                              ----              ----             ---
                                                           $(35.0)            $81.0            $82.1
                                                           =======            =====            =====

The tax effects and types of temporary differences that give rise to significant components of the deferred tax assets and liabilities at June 1, 2002, and June 2, 2001, are presented below:

(In Millions)                                                                  2002             2001
                                                                               ----             ----
Deferred tax assets:
  Book over tax loss on sale of fixed assets                                   $2.3             $6.6
  Compensation-related accruals                                                10.1             12.6
  Accrued pension and postretirement benefit obligations                       19.7             20.2
  Reserves for inventory                                                        3.1              3.3
  Reserves for uncollectible accounts and notes receivable                      3.7              5.4
  Restructuring                                                                 8.2              --
  Other                                                                        25.7             25.4
                                                                               ----             ----

                                                                              $72.8            $73.5
                                                                              =====            =====
Deferred tax liabilities:
  Book basis in property in excess of tax basis                               $(6.1)          $(12.5)
  Capitalized software costs                                                  (17.8)           (23.0)
  Prepaid employee benefits                                                    (3.9)            (3.4)
  Other                                                                        (9.5)            (9.4)
                                                                               -----            -----

                                                                             $(37.3)          $(48.3)
                                                                             =======          =======

The company has not provided for United States income taxes on undistributed earnings of foreign subsidiaries totaling $62.5 million. Recording of deferred income taxes on these undistributed earnings is not required, since these earnings have been permanently reinvested. These amounts would be subject to possible U.S. taxation only if remitted as dividends. The determination of the hypothetical amount of unrecognized deferred U.S. taxes on undistributed earnings of foreign entities is not practicable.

During fiscal 2002, the company entered into a settlement agreement with the Internal Revenue Service (“IRS”) primarily related to the disallowance of deductions for its corporate owned life insurance (“COLI”) policy loan interest and administrative fees for all years of the insurance programs since its inception in fiscal 1994. The IRS has been pursuing an adverse position regarding similar COLI programs of a considerable number of corporations. The IRS position is supported by judicial rulings in a limited number of court proceedings unrelated to the company, with no favorable decisions to the taxpayers.

The company’s settlement with the IRS provided for the surrender of its COLI program policies. As a result of the COLI settlement, the company canceled the related life insurance policies resulting in a $1.8 million pretax charge to earnings. Additionally, the company will be required to pay taxes and interest related to the disallowance of the deductions for the tax years between 1994 and 1999. These payments, which are net of $14.0 million cash received during fiscal 2001 for the net cash surrender value of the related policies, will total approximately $9.5 million and are expected to be substantially completed by the end of fiscal 2003. As the company had previously reserved for the disallowance of these deductions, there will be no additional impact on earnings.

Fair Value of Financial Instruments
The carrying amount of the company’s financial instruments included in current assets and current liabilities approximates fair value due to their short-term nature. The fair value of the notes receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of June 1, 2002, and June 2, 2001, the fair value of the notes receivable approximated the carrying value. The company intends to hold these notes to maturity and has recorded allowances to reflect the terms negotiated for carrying value purposes. As of June 1, 2002, the carrying value of the company’s long-term debt including current maturities was $232.4 million with a corresponding fair market value of $233.7 million. At June 2, 2001, the carrying value and fair market value was $256.2 million and $252.2 million, respectively.

Financial Instruments with Off-Balance-Sheet Risk
The company has periodically utilized financial instruments to manage its foreign currency volatility at the transactional level as well as its exposure to interest rate fluctuations.

Foreign Currency Contracts The majority of the foreign currency contracts relate to major currencies such as the Japanese yen, the Australian dollar, and the British pound. The exposure to credit risk from these currency contracts is minimal, because the counterparties are major financial institutions. The market risk exposure is essentially limited to currency rate movements. The gains or losses arising from these financial instruments are applied to offset exchange gains or losses on the related hedged exposures. Realized gains or losses in 2002, 2001, and 2000 were not material to the company’s results of operations. At June 1, 2002 and June 2, 2001, the company had no outstanding derivative financial instruments resulting from foreign currency hedge contracts.

Interest Rate Swap On May 21, 2002 the company entered into a fixed-to-floating interest rate swap agreement effectively converting $40 million of fixed-rate private placement debt to a floating-rate basis. As of June 1, 2002, the floating interest rate, which is based on the 90-day LIBOR, was approximately 4.27 percent. This fair-value hedge is “highly effective” and qualifies for hedge-accounting treatment as well as the “short-cut” method under the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Under this accounting treatment, the change in the fair value of the interest rate swap is equal to the change in value of the related hedged debt and, as a result, there is no net effect on earnings. This agreement, which expires on March 6, 2006, requires the company to pay floating-rate interest payments on a quarterly basis in return for receiving semi-annual fixed-rate interest payments that coincide with the semi-annual payments to the private placement holders at the same rate. The counterparty to this swap instrument is a large major financial institution which the company believes is of high-quality creditworthiness. While the company may be exposed to potential losses due to the credit risk of non-performance by this counterparty, such losses are not anticipated. The effect of this transaction on net interest expense was not material for fiscal year 2002. The fair value of this swap instrument at June 1, 2002, was approximately $.2 million. The company had no interest rate swap contracts outstanding as of June 2, 2001.

Supplemental Disclosures of Cash Flow Information
The following table presents the adjustments to reconcile net earnings to net cash provided by operating activities:

(In Millions)                                                2002              2001             2000
                                                             ----              ----             ----
Depreciation                                               $105.7             $87.3            $72.4
Amortization                                                  7.2               5.3              4.7
Provision for losses on accounts
   and notes receivable                                       2.9               6.6              3.2
Special charges                                              49.9                --               --
Loss on sales of property and equipment                       8.8               5.4              5.0
Deferred taxes                                              (10.3)              1.3              2.0
Other liabilities                                           (26.1)              4.9             (5.7)
Stock grants earned                                           1.4               1.1               .7
Changes in current assets and liabilities:
     Decrease (increase) in assets:
         Accounts receivable                                 66.9              10.6            (24.6)
Inventories                                                  16.3              (2.0)           (14.8)
         Prepaid expenses and other                          (5.1)             (5.7)            (2.3)
     Increase (decrease) in liabilities:
         Accounts payable                                   (25.0)            (19.3)            25.4
         Accrued liabilities                                (82.0)            (27.8)            (3.6)
                                                            -----             ------            ----
Total changes in current assets and liabilities             (28.9)            (44.2)           (19.9)
                                                            ------            ------           -----
     Total adjustments                                     $110.6             $67.7            $62.4
                                                            =====             =====            =====

Cash payments for interest and income taxes were as follows:

(In Millions)                                                2002              2001             2000
                                                             ----              ----             ----
Interest paid                                               $21.1             $13.5            $12.0
Income taxes paid                                            $7.7             $80.1            $75.8

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

Sales to customers are attributed to the geographic areas based on the location of the customer. Long-lived assets consist of property and equipment. Geographic information is as follows:

(In Millions)                                                2002              2001             2000
                                                             ----              ----             ----
Net sales:
         United States                                   $1,249.2          $1,889.2         $1,723.6
         International                                      219.5             347.0            286.6
                                                           ------             -----            -----
                                                         $1,468.7          $2,236.2         $2,010.2
                                                         ========          ========         ========

Long-lived assets:
         United States                                   $  304.4          $  396.8         $  386.9
         International                                       11.0              12.2             11.8
                                                             ----              ----             ----
                                                         $  315.4          $  409.0         $  398.7
                                                         ========          ========         ========

Report Of Independent Auditors

To the Shareholders and Board of Directors of Herman Miller, Inc.

        We have audited the accompanying consolidated balance sheet of Herman Miller, Inc. and subsidiaries as of June 1, 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Herman Miller, Inc. and subsidiaries at June 1, 2002, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP
Grand Rapids, Michigan
June 26, 2002

COPY

Report Of Independent Public Accountants (1)

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

Arthur Andersen LLP
Grand Rapids, Michigan,

June 25, 2001

(1) The company has not been able to obtain, after reasonable efforts, the re-issued report of Arthur Andersen LLP related to the 2001 and 2000 consolidated financial statements. Therefore, we have included a copy of their previously issued report. See Item 9 and Exhibit 23(b) for further information.

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

The consolidated financial statements for the fiscal year ending June 1, 2002 have been audited by the independent auditing firm Ernst & Young, LLP, whose appointment is ratified annually by shareholders at the annual shareholders’ meeting. The independent auditors conduct a review of internal accounting controls to the extent required by auditing standards generally accepted in the United States and perform such tests and related procedures as they deem necessary to arrive at an opinion on the fairness of the financial statements.

The Audit Committee of the Board of Directors, composed solely of directors from outside the company, regularly meets with the independent auditors, management, and the internal auditors to satisfy itself that they are properly discharging their responsibilities. The independent auditors have unrestricted access to the Audit Committee, without management present, to discuss the results of their audit and the quality of financial reporting and internal accounting controls.

Michael A. Volkema, Chairman, President, and Chief Executive Officer
Elizabeth A. Nickels, Chief Financial Officer
June 26, 2002

Item 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Herman Miller, Inc. (the “Company”) determined, for itself and on behalf of its subsidiaries, to dismiss its independent auditors, Arthur Andersen LLP (“Arthur Andersen”) and to engage the services of Ernst & Young LLP (“Ernst & Young”) as its new independent auditors. The change in auditors was approved by the Board of Directors of the Company; the change was effective as of May 6, 2002. As a result, Ernst & Young audited the consolidated financial statements of the Company and its subsidiaries for the fiscal year ended June 1, 2002.

Arthur Andersen’s reports on the Company’s consolidated financial statements for the fiscal years ended June 2, 2001, and June 3, 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal years ended June 2, 2001, and June 3, 2000, and through May 6, 2002 (the “Relevant Period”), (1) there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen’s satisfaction, would have caused Arthur Andersen to make reference to the subject matter of the disagreement(s) in connection with its reports on the Company’s consolidated financial statements for such years; and (2) there were no reportable events as described in Item 304(a)(1)(v) (“Reportable Events”) of the Commission’s Regulation S-K.

The Company has provided a copy of the foregoing statements to Arthur Andersen. Attached as Exhibit 16 is a copy of Arthur Andersen’s letter to the Commission, dated May 10, 2002, stating its agreement with such statements.

During the Relevant Period, neither the Company nor anyone acting on its behalf consulted with Ernst & Young regarding (i) the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or (ii) any matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

The company has not been able to obtain, after reasonable efforts, the re-issued reports or consent of Arthur Andersen related to the 2001 and 2000 consolidated financial statements and financial statement schedule. Therefore, we have included a copy of their previously issued report. See Exhibit 23(b) for further information concerning Arthur Andersen’s consent.

PART III

Item 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of Registrant

Information relating to directors and director nominees of the registrant is contained under the caption “Director and Executive Officer Information” in the company’s definitive Proxy Statement, dated August 29, 2002, relating to the company’s 2002 Annual Meeting of Shareholders, and the information within that section is incorporated by reference. Information relating to Executive Officers of the company is included in Part I hereof entitled “Executive Officers of the Registrant.”

There are no family relationships between or among the above-named executive officers. There are no arrangements or understandings between any of the above-named officers pursuant to which any of them was named an officer.

Item 11  EXECUTIVE COMPENSATION

Information relating to management remuneration is contained under the caption “Summary Compensation Table” in the company’s definitive Proxy Statement, dated August 29, 2002, relating to the company’s 2002 Annual Meeting of Shareholders, and the information within this section is incorporated by reference. However, the information under the captions “Executive Compensation Committee Report” and “Shareholder Return Performance Graph” are specifically excluded.

Item 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The sections entitled “Voting Securities and Principal Shareholders” and “Director and Executive Officer Information” and “Equity Compensation Plan Information” in the definitive Proxy Statement, dated August 29, 2002, relating to the company’s 2002 Annual Meeting of Shareholders and the information within those sections are incorporated by reference.

Item 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions contained under the captions “Director and Executive Officer Information” and “Compensation of Board Members and Non-Employee Officers” in the definitive Proxy Statement, dated August 29, 2002, relating to the company’s 2002 Annual Meeting of Shareholders is incorporated by reference.

PART IV

Item 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)	1.	Financial Statements
	The following consolidated financial statements of the company are included in this Form 10-K on the pages noted:
Consolidated Statements of Operations
Consolidated Balance Sheets
Consolidated Statements of Shareholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Report of Ernst & Young LLP, Independent Auditors
Report of Arthur Andersen LLP, Independent Public Accountants
Dated June 25, 2001
Management's Report on Financial Statements
			Page Number in the Form 10-K 23 24 25 26 27-45 46 47 48
(a)	2.	Financial Statement Schedule
	The following financial statement schedule and related Report of Independent Public Accountants on the Financial Statement Schedule are included in this Form 10-K on the pages noted:
	Report of Ernst & Young LLP, Independent Auditors on Financial Statement Schedule Report of Arthur Andersen LLP, Independent Public Accountants on Financial Statement Schedule dated June 25, 2001			Page Number in this Form 10-K 52 53
	Schedule II-		Valuation and Qualifying Accounts and Reserves for the Years Ended June 1, 2002; June 2, 2001; and June 3, 2000	55
All other schedules required by Form 10-K Annual Report have been omitted because they were inapplicable, included in the notes to consolidated financial statements, or otherwise not required under instructions contained in Regulation S-X.

(a)	3.	Exhibits
	Reference is made to the Exhibit Index which is included in this Form 10-K Annual Report.
(b)	Reports on Form 8-K
	Current Report on Form 8-K dated May 10, 2002, relating to a change in the company’s certifying accountant, under Item 4 of such form, was filed in the fourth quarter of the year ended June 1, 2002.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors of Herman Miller, Inc.:

We have audited the consolidated financial statements of Herman Miller, Inc. and subsidiaries as of June 1, 2002 and for the year then ended and have issued our report thereon dated June 26, 2002 (included elsewhere in this Form 10-K). Our audit also included the financial statement schedule listed at Item 14(a)2 of this Form 10-K. This schedule is the responsibility of the company’s management. Our responsibility is to express an opinion based on our audit.

In our opinion, the financial statement schedule as of June 1, 2002, and for the year then ended, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Grand Rapids, Michigan
June 26, 2002

COPY

REPORT OF ARTHUR ANDERSEN LLP, INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE DATED JUNE 25, 2001 (1)

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

/s/ Arthur Andersen LLP
Grand Rapids, Michigan
June 25, 2001

(1) The company has not been able to obtain, after reasonable efforts, the re-issued report of Arthur Andersen LLP related to the 2001 and 2000 financial statement schedule. Therefore, we have included a copy of their previously issued report. See Item 9 and Exhibit 23(b) for further information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERMAN MILLER, INC. /s/ Michael A. Volkema By Michael A. Volkema (President and Chief Executive Officer)	and	/s/ Elizabeth A. Nickels By Elizabeth A. Nickels (Chief Financial Officer)

Dated:	August 26, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on August 26, 2002, by the following persons on behalf of the Registrant in the capacities indicated. Each Director of the Registrant, whose signature appears below, hereby appoints Michael A. Volkema as his attorney-in-fact, to sign in his or her name and on his or her behalf, as a Director of the Registrant, and to file with the Commission any and all amendments to this Report on Form 10-K.

/s/ Michael A. Volkema
Michael A. Volkema
(President, Chief Executive
Officer and Chairman of the Board)

/s/ David O. Ulrich
David O. Ulrich
(Director)

/s/ Dorothy A. Terrell
Dorothy A. Terrell
(Director)

/s/ J. Harold Chandler
J. Harold Chandler
(Director)

/s/ Mary Vermeer Andringa
Mary Vermeer Andringa
(Director)

/s/ Douglas D. French
Douglas D. French
(Director)	/s/ Thomas C. Pratt
Thomas C. Pratt
(Director)

/s/ E. David Crockett
E. David Crockett
(Director)

/s/ Lord Griffiths of Fforestfach
Lord Griffiths of Fforestfach
(Director)

/s/ C. William Pollard
C. William Pollard
(Director)

/s/ Ruth A. Reister
Ruth A. Reister
(Director)

HERMAN MILLER, INC., AND SUBSIDIARIES

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
(In Millions)

Column A                                       Column B                       Column C                                             Column D                           Column E
--------                                       --------         ---------------------------------------           ---------------------------------------------       --------
                                                              Additions
                                               Balance at     charged to                                       Uncollectible      Deducted from
                                               beginning      costs and      Acquired      Increased net       accounts written   costs                               Balance at
Description                                    of period      expenses       reserves      operating losses    off (net)1         and expenses     Losses utilized2   end of period
-----------                                    ---------      --------       --------      ----------------    ---------          ------------     ----------------   -------------
Year ended June 1, 2002:
     Allowance for possible losses on
     accounts receivable                           $19.1         $ 2.4          $  --           $  --             $5.2                $ --              $ --              $16.3

     Allowance for possible losses on notes
     receivable                                    $2.6          $  .5          $  --           $  --             $1.1                $ --              $ --              $ 2.0

Year ended June 2, 2001:
     Allowance for possible losses on              $17.7         $ 6.6          $  .1           $  --             $5.3                $ --              $ --              $19.1
     accounts receivable

     Allowance for possible losses on notes        $ 4.2         $  --          $  --           $  --             $ --                $1.6              $ --              $ 2.6
     receivable

     Valuation allowance for deferred tax          $  .8         $  --          $  --           $  --             $ --                $ --              $ .8              $  --
     asset

Year ended June 3, 2000:
     Allowance for possible losses on              $14.1         $ 3.2          $  .7           $  --             $ .3                $ --              $ --              $17.7
     accounts receivable

     Allowance for possible losses on notes        $ 5.5         $  --          $  --           $  --             $ --                $1.3              $ --              $ 4.2
     receivable

     Valuation allowance for deferred tax          $ 1.1         $  --          $  --           $  --             $ --                $ --              $ .3              $  .8
     asset

1 Includes effects of foreign currency translation.
2 Includes utilization of capital and net operating losses.

HERMAN MILLER, INC., AND SUBSIDIARIES

Exhibit Index

(3)	Articles of Incorporation and Bylaws
	(a)	Articles of Incorporation are incorporated by reference from Exhibit 3(a) and 3(b) of the Registrant’s 1986 Form 10-K Annual Report.
	(b)	Certificate of Amendment to the Articles of Incorporation, dated October 15, 1987, are incorporated by reference from Exhibit 3(b) of the Registrant's 1988 Form 10-K Annual Report.
	(c)	Certificate of Amendment to the Articles of Incorporation, dated May 10, 1988, are incorporated by reference from Exhibit 3(c) of the Registrant's 1988 Form 10-K Annual Report.
	(d)	Amended and Restated Bylaws, dated January 6, 1997, are incorporated by reference from Exhibit 3(d) of the Registrant's 1997 Form 10-K Annual Report.
(4)	Instruments Defining the Rights of Security Holders
	(a)	Specimen copy of Herman Miller, Inc., common stock is incorporated by reference from Exhibit 4(a) of Registrant's 1981 Form 10-K Annual Report.
	(b)	Note Purchase Agreement dated March 1, 1996, is incorporated by reference from Exhibit 4(b) of the Registrant’s 1996 Form 10-K Annual Report.
	(c)	First Amendment to the Note Purchase Agreement dated February 11, 1999, is incorporated by reference from Exhibit 4(c) of the Registrant’s 1999 Form 10-K Annual Report.
(d)	Other instruments which define the rights of holders of long-term debt individually represent debt of less than 10% of total assets. In accordance with item 601(b)(4)(iii)(A) of regulation S-K, the Registrant agrees to furnish to the Commission copies of such agreements upon request.

	(e)	Dividend Reinvestment Plan for Shareholders of Herman Miller, Inc., dated January 6, 1997, is incorporated by reference from Exhibit 4(d) of the Registrant's 1997 Form 10-K Annual Report.
	(f)	Form of indenture for registration of debt securities, incorporated by reference from Exhibit 4.1 of the company's registration statement on form S-3, file number 333-36442.
(10)	Material Contracts
	(a)	Officers' Supplemental Retirement Income Plan is incorporated by reference from Exhibit 10(f) of the Registrant's 1986 Form 10-K Annual Report. *

Exhibit Index (continued)

(b)	Officers' Salary Continuation Plan is incorporated by reference from Exhibit 10(g) of the Registrant's 1982 Form 10-K Annual Report. *
(c)	Herman Miller, Inc., Plan for Severance Compensation after Hostile Takeover is incorporated by reference from Exhibit 10(f) of the Registrant's 1986 Form 10-K Annual Report. *
(d)	Amended Herman Miller, Inc., Plan for Severance Compensation after Hostile Takeover, dated January 17, 1990, is incorporated by reference from Exhibit 10(n) of the Registrant's 1990 Form 10-K Annual Report. *

(e)	Herman Miller, Inc., 1994 Key Executive Stock Purchase Assistant Plan, dated October 6, 1994, is incorporated by reference from Appendix C of the Registrant's 1994 Proxy Statement. *
(f)	First Amendment to the Herman Miller, Inc., 1994 Key Executive Stock Purchase Assistant Plan, dated April 28, 1998, is incorporated by reference from Exhibit 10(g) of the Registrant's 1998 Form 10-K Annual Report. *

(g)	Incentive Share Grant Agreement, dated October 4, 1995, between the company and Michael A. Volkema is incorporated by reference from Exhibit 10(g) of the Registrant's 1996 Form 10-K Annual Report. *
(h)	Incentive Share Grant Agreement, dated May 15, 1996, between the company and Michael A. Volkema is incorporated by reference from Exhibit 10(h) of the Registrant’s 1996 Form 10-K Annual Report. *
(i)	Herman Miller, Inc., Long-Term Incentive Plan, dated October 6, 1994, is incorporated by reference from Exhibit 4 of the Registrant's May 22, 1996, Form S-8 Registration No. 33-04369. *
(j)	Herman Miller, Inc., 1994 Nonemployee Officer and Director Stock Option Plan, dated October 6, 1994, is incorporated by reference from Exhibit 4 of the Registrant's May 22, 1996, Form S-8 Registration No. 33-04367. *

(k)	First Amendment to Herman Miller, Inc., 1994 Nonemployee Officer and Director Stock Option Plan, dated January 7, 1997, is incorporated by reference from Exhibit 10(m) of the Registrant's 1998 Form 10-K Annual Report. *

Exhibit Index (continued)

(l)	Herman Miller, Inc., Key Executive Deferred Compensation Plan and form of Deferred Compensation Agreement, dated February 28, 1997, is incorporated by reference from Exhibit 10(l) of the Registrant's 1997 Form 10-K Annual Report. *

(m)	First Amendment to the Herman Miller, Inc., Key Executive Deferred Compensation Plan, dated January 20, 1998, is incorporated by reference from Exhibit 10(o) of the Registrant's 1998 Form 10-K Annual Report. *

	(n)	Herman Miller, Inc., Incentive Cash Bonus Plan, dated September 29, 1998, is incorporated by reference from Appendix A of the Registrant's 1998 Proxy Statement. *
	(o)	Credit Agreement dated April 16, 1999, is incorporated by reference from Exhibit 10(o) of the Registrant’s 1999 Form 10-K Annual Report.
	(p)	Form of Change in Control Agreement is incorporated by reference from Exhibit 10(p) of the Registrant’s 2001 Form 10-K Annual Report.
	(q)	Change in Control Agreement for Michael A. Volkema is incorporated by reference from Exhibit 10(q) of the Registrant's 2001 Form 10-K Annual Report.
* denotes compensatory plan or arrangement.
(16)	Letter from Arthur Andersen LLP regarding change in certifying accountant is incorporated by reference from Exhibit 16 of the Registrant’s current report on Form 8-K dated May 10, 2002.
(21)	Subsidiaries
(23)(a)	Consent of Independent Auditors
(23)(b)	Information Concerning Consent of Arthur Andersen LLP
(99)	Additional Exhibits
	(a)	Certificate of Chairman of the Board and Chief Executive Officer at Herman Miller, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350); and
	(b)	Certificate of Chief Financial Officer of Herman Miller, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350)

EXHIBIT 21
HERMAN MILLER, INC., SUBSIDIARIES

Subsidiaries

The Company's principal subsidiaries are as follows.

Name

Coro Acquisition Corporation-California
Geiger International, Inc.
Herman Miller (Australia) Pty., Ltd.
Herman Miller B.V. (Netherlands)
Herman Miller Canada, Inc.
Herman Miller Global Customer Solutions, Inc.
Herman Miller Italia S.p.A.
Herman Miller Japan, Ltd.
Herman Miller Limited
Herman Miller Mexico S.A. de C.V.
Herman Miller Transportation Company
Integrated Metal Technology, Inc.
Meridian Incorporated
Milsure Insurance Limited
National Systems, Inc.
W.B. Wood N.Y., Inc.
Office Pavilion South Florida, Inc.
OP Corporate Furnishings, Inc.
OP Ventures, Inc.
OP Ventures of Texas, Inc.
Phoenix Designs, Inc.
Powder Coat Technology, Inc.
Workstyles, Inc.
Marshall Clegg/Associates, Inc.	Ownership

100% Company
100% Company
100% Company
100% Company
100% Company
100% Company
100% Company
100% Company
100% Company
100% Company
100% Company
100% Company
100% Company
100% Company
100% Company
100% Company
100% Company
100% Company
100% Company
100% Company
100% Company
100% Company
100% Company
100% Company	Jurisdiction
of Incorporation

California
Delaware
Australia
Netherlands
Canada
Michigan
Italy
Japan
England, U.K.
Mexico
Michigan
Michigan
Michigan
Barbados
Georgia
New York
Florida
Texas
Colorado
Texas
Michigan
Michigan
Ohio
Texas

EXHIBIT 23(a)

Consent of Independent Auditors

We consent to the incorporation by reference in the Registration Statements (Form S-8 nos. 33-5810, 33-43234, 33-45812, 2-84202, 33-04369, 333-04367, 333-04365, and 333-42506, and Form S-3 nos. 333-86027 and 333-36442) of Herman Miller, Inc. of our report dated June 26, 2002, with respect to the consolidated financial statements of Herman Miller, Inc. and subsidiaries as of June 1, 2002, and for the year then ended included in the Annual Report on Form 10-K for the year ended June 1, 2002.

/s/ Ernst & Young LLP
Grand Rapids, Michigan
August 26, 2002

EXHIBIT 23(b)

Information Concerning Consent of Arthur Andersen LLP

We have not been able to obtain, after reasonable efforts, the re-issued report or consent of Arthur Andersen LLP related to the 2001 and 2000 financial statements included in this report on Form 10-K. Therefore, we have included a copy of their previously issued report. Additionally, certain 2001 and 2000 amounts have been reclassified to conform to the 2002 presentation. Such reclassifications have not been reviewed or evaluated by the predecessor auditor, Arthur Andersen LLP.

Because we have been unable to obtain the above-referenced consent of Arthur Andersen LLP, we are required to disclose any resulting limitations on recovery by investors. Section 11(a) of the Securities Act of 1933 allows, under certain circumstances, a person acquiring a security to assert a claim against, among others, an accountant who has consented to be named as having prepared any report for use in connection with the registration statement if part of a registration statement at the time it becomes effective contains an untrue statement of a material fact or omits to state a material fact required to be stated therein or necessary to make the statements therein not misleading. Because Arthur Andersen LLP has not consented to being named in this Form 10-K, it will not be liable under section 11(a) of the Securities Act for any untrue statements or omissions of material fact contained in the financial statements audited by Arthur Andersen LLP.

Exhibit 99[a]

CERTIFICATE OF THE CHAIRMAN OF THE BOARD
AND CHIEF EXECUTIVE OFFICER
OF HERMAN MILLER, INC. (THE "COMPANY")

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350):

        I, Michael A. Volkema, Chairman of the Board and Chief Executive Officer of the Company, certify to the best of my knowledge and belief pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350) that:

        (1)        The Annual Report on Form 10-K for the period ended June 1, 2002, which this statement accompanies, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2)        The information contained in the Annual Report on Form 10-K fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: August 26, 2002	/s/ Michael A. Volkema Chairman of the Board and Chief Executive Officer

Exhibit 99[b]

CERTIFICATE OF THE CHIEF FINANCIAL OFFICER
OF HERMAN MILLER, INC. (THE "COMPANY")

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350):

        I, Elizabeth A. Nickels, Chief Financial Officer of the Company, certify to the best of my knowledge and belief pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350) that:

        (1)        The Annual Report on Form 10-K for the period ended June 1, 2002, which this statement accompanies, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2)        The information contained in the Annual Report on Form 10-K fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: August 26, 2002	/s/ Elizabeth A. Nickels Chief Financial Officer