Form 10-Q
period 2002-08-31
MILLER HERMAN INC
filed 2002-10-15
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended August 31, 2002	Commission File No. 0-5813

HERMAN MILLER, INC.

A Michigan Corporation 855 East Main Avenue, Zeeland, MI 49464-0302 Herman Miller, Inc.	ID No. 38-0837640 Phone (616) 654 3000

(1)	has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months

Yes   X    No

(2)	has been subject to such filing requirements for the past 90 days.

Yes   X    No

Common Stock Outstanding at October 10, 2002 - 74,849,116 shares.

HERMAN MILLER, INC. FORM 10-Q
FOR THE QUARTER ENDED AUGUST 31, 2002
INDEX

Page No.
Part I--Financial Information
Item 1	Condensed Consolidated Balance Sheets--
	August 31, 2002, and June 1, 2002	3
	Condensed Consolidated Statements of Operations-- Three Months Ended August 31, 2002,
	and September 1, 2001	4
	Condensed Consolidated Statements of Cash Flows-- Three Months Ended August 31, 2002,
	and September 1, 2001	5
	Notes to Condensed Consolidated Financial Statements	6-12
Item 2	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	13-18
Item 3	Quantitative and Qualitative Disclosures
	About Market Risk	19
Item 4	Controls and Procedures	19
Part II--Other Information
Item 1	Legal Proceedings	20
Item 2 Item 3 Item 4 Item 5	Changes in Securities and Use of Proceeds--None Defaults Upon Senior Securities--None Submission of Matters to a Vote of Security Holders--None Other Items--None
Item 6	Exhibits and Reports on Form 8-K	20
Signatures		21
Certifications		22-23

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

                                           August 31,       June 1,                                                   August 31,       June 1,
                                              2002           2002                                                        2002           2002
                                          -----------     ---------                                                  -----------     ---------
                                          (Unaudited)     (Audited)                                                  (Unaudited)     (Audited)
ASSETS                                                                  LIABILITIES & SHAREHOLDERS' EQUITY
------                                                                  ----------------------------------

Current Assets:                                                         Current Liabilities:
    Cash and cash equivalents                $189.8         $124.0          Unfunded checks                              $10.0           $5.9
    Short-term investments                     11.1           11.1          Current portion of long-term debt             10.6           10.6
    Accounts receivable, net                  142.6          142.1          Notes payable                                  2.1            2.7
    Inventories--                                                           Accounts payable                              67.5           70.6
        Finished goods                         17.6           16.6          Accrued liabilities                          159.0          121.2
        Work in process                         9.4            9.1                                                       -----          -----
        Raw materials                          13.3           13.9                Total current liabilities              249.2          211.0
                                               ----           ----
          Total inventories                    40.3           39.6      Long-term Debt, less current portion             221.8          221.8
     Assets held for sale                       --             2.6
     Prepaid expenses and other                59.9           67.0
                                               ----           ----
            Total current assets              443.7          386.4
                                                                        Other Liabilities                                 93.1           92.2
Property and Equipment, at cost               725.6          719.4
        Less - accumulated depreciation       422.2          404.0      Shareholders' Equity:
                                              -----          -----          Common stock $.20 par value                   15.2           15.2
            Net property and equipment        303.4          315.4          Retained earnings                            298.7          295.8
Other Assets:                                                               Accumulated other comprehensive loss         (32.5)         (34.3)
    Notes receivable, net                       8.4            6.9          Key executive stock programs                 (13.4)         (13.7)
    Goodwill                                   39.1           39.1                                                       ------         ------
    Intangible assets, net                      8.0            8.5                Total Shareholders'Equity              268.0          263.0
    Other noncurrent assets                    29.5           31.7                                                       -----          -----
                                               ----           ----

                                                                                  Total Liabilities and
            Total Assets                     $832.1         $788.0                Shareholders' Equity                  $832.1         $788.0
                                             ======         ======                                                      ======         ======

See accompanying notes to condensed consolidated financial statements.

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Millions, Except Per Share Data)
(Unaudited)

                                                                                                   Three Months Ended
                                                                                                   ------------------
                                                                                            August 31,           September 1,
                                                                                               2002                  2001
                                                                                               ----                  ----

Net Sales                                                                                     $346.9                $410.3

Cost of Sales                                                                                  237.7                 284.5
                                                                                               -----                 -----

Gross Margin                                                                                   109.2                 125.8

Operating Expenses                                                                              90.6                 117.4

Special Charges                                                                                  0.3                   9.6
                                                                                                 ---                 -----

Operating Earnings                                                                              18.3                  (1.2)

Other Expenses (Income):
     Interest Expense                                                                            4.6                   4.7
     Other (Income) Expense, Net                                                                (1.1)                 (2.1)
                                                                                                -----                 -----

Earnings Before Income Taxes                                                                    14.8                  (3.8)

Income Tax Expense (Benefit)                                                                     5.0                   (.9)
                                                                                                 ---                   ----

Net Earnings                                                                                  $  9.8                $ (2.9)
                                                                                              ======                =======

     Earnings Per Share--Basic                                                                $  .13                $ (.04)
                                                                                              ======                =======

     Earnings Per Share--Diluted                                                              $  .13                $ (.04)
                                                                                              ======                =======

Dividends Per Share                                                                          $.03625               $.03625

See accompanying notes to condensed consolidated financial statements.

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS
(Dollars in Millions)
(Unaudited)

                                                                                                 Three Months Ended
                                                                                                 ------------------
                                                                                            August 31,         September 1,
                                                                                               2002               2001
                                                                                               ----               ----
Cash Flows from Operating Activities:
         Net earnings                                                                          $9.8              $(2.9)
         Depreciation and amortization                                                         19.1               24.8
         Special charges                                                                       (7.6)               8.1
         Changes in current assets and liabilities                                             49.5                 .1
         Other, net                                                                             4.0               (2.7)
                                                                                                ---               -----
         Net Cash Provided by Operating Activities                                             74.8               27.4

Cash Flows from Investing Activities:
         Notes receivable repayments/(issued), net                                             (1.8)                .2
         Short-term investment purchases                                                         --               (6.7)
         Short-term investment sales                                                             .2                6.6
         Capital expenditures                                                                  (5.6)             (19.5)
         Proceeds from sale of fixed assets                                                     2.8                 .4
         Other, net                                                                             2.0                (.5)
                                                                                                ---                ----
         Net Cash Used for Investing Activities                                                (2.4)             (19.5)

Cash Flows from Financing Activities:
         Net short-term debt (repayments) borrowings                                            (.6)                .1
         Dividends paid                                                                        (2.8)              (2.8)
         Common stock issued                                                                     .9                2.3
         Common stock repurchased and retired                                                  (5.2)             (13.5)
                                                                                               -----             ------
         Net Cash Used for Financing Activities                                                (7.7)             (13.9)

Effect of Exchange Rate Changes on Cash and Cash Equivalents                                    1.1                1.2
                                                                                                ---                ---

Net Increase (Decrease) in Cash and Cash Equivalents                                           65.8               (4.8)

Cash and Cash Equivalents, Beginning of Period (1)                                            124.0              138.3
                                                                                              -----              -----

Cash And Cash Equivalents, End of Period (1)                                                 $189.8             $133.5
                                                                                             ======             ======

See accompanying notes to condensed consolidated financial statements.

(1) Amounts for September 1, 2001, have been restated to conform with current year presentation of short-term investments.

HERMAN MILLER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION
The condensed consolidated financial statements have been prepared by Herman Miller, Inc. (“the company”), without audit, in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Management believes that the disclosures made in this document are adequate so as not to make the information presented misleading. Operating results for the three-month period ended August 31, 2002, are not necessarily indicative of the results that may be expected for the year ending May 31, 2003. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company’s Form 10-K for the year ended June 1, 2002.

Certain prior year information has been reclassified to conform to the current year presentation.

FISCAL YEAR
The company’s fiscal year ends on the Saturday closest to May 31. The year ending May 31, 2003 will contain 52 weeks as did the year ended June 1, 2002. Both three-month periods ended August 31, 2002 and September 1, 2001 contained 13 weeks.

COMPREHENSIVE INCOME/(LOSS)
Comprehensive income/(loss) consists of net earnings, foreign currency translation adjustments, minimum pension liability, and unrealized holding gains or losses on “available-for-sale” securities. Comprehensive income/(loss) was approximately $11.7 million and $(1.4) million for the three months ended August 31, 2002, and September 1, 2001, respectively.

EARNINGS PER SHARE
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS):

                                                                   Three Months Ended
                                                                   ------------------
                                                              August 31,        September 1,
                                                                 2002               2001
                                                                 ----               ----
Numerators:
----------
Numerator for both basic and diluted
EPS, net earnings (in millions)                                  $9.8              $(2.9)
                                                                 ====              ======

Denominators:
------------
Denominator for basic EPS, weighted-
average common shares outstanding                               76,064,184        75,916,696

Potentially dilutive shares resulting
from stock option plans                                            355,361                --
                                                               -----------       -----------

Denominator for diluted EPS                                     76,419,545        75,916,696
                                                                ==========        ==========

As the company reported a net loss for the quarter ended September 1, 2001, shares resulting from stock option plans would be anti-dilutive to earnings per share and, consequently, have not been included in diluted earnings per share.

Certain exercisable stock options were not included in the computation of diluted EPS at August 31, 2002, because the option prices were greater than the average market prices for the three-month period. The number of stock options outstanding, which meet this criterion, and the range of exercise prices were 7,250,931 at $19.88 - $32.50.

SPECIAL CHARGES
During the first quarter of fiscal year 2002, the company recorded a $9.6 million pretax charge to operations, primarily related to certain actions aimed at work force reductions. This charge was classified under the caption “Special Charges” and represented costs associated with an early-retirement offer and other non-voluntary termination benefits for targeted work force reductions in West Michigan, Europe, Mexico, and South America. Approximately 274 positions were eliminated as a result of these combined actions, which affected a wide range of job classifications across the company.

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
  Phase-out of the SQA brand and separate distribution channel.
  Consolidation of two manufacturing facilities into one within the Geiger operation in Georgia.

The company recorded pretax special charges of $23.4 million during the fourth quarter of fiscal year 2002, in connection with these additional actions.

Special charges for the quarters ended August 31, 2002 and September 1, 2001 include the following:

(In Millions)
                                                                    Quarter Ended
                                                                    -------------
                                                           August 31            September 1,
                                                             2002                   2001
                                                             ----                   ----

Severance & Outplacement                                       ---                  $3.1
Asset Impairments                                             $(1.7)                 0.2
Early Retirement Enhancement                                   ---                   6.2
Lease & Supplier Contract Terminations                          0.5                  ---
Facility Exit Costs & Other                                     1.5                  0.1
                                                                ---                  ---
Total                                                          $0.3                 $9.6
                                                               ====                 ====

For the quarter ended August 31, 2002, special charges included the reversal of asset impairments previously recorded in connection with the restructuring plan. This reversal included $1.3 million and is associated with plant & equipment in the Geiger operation that will be used by the company in the normal course of business rather than disposed of as originally planned. The remaining credit of $0.4 million relates to proceeds received in excess of the carrying value from the sale of the West Michigan Powder Coat Technology (PCT) painting facility. The sale of this facility closed during the quarter ended August 31, 2002. The carrying value of the PCT facility was classified as a short-term asset on the June 1, 2002 balance sheet under the caption “Assets held for sale.” Also included in special charges for the quarter were additional lease termination and facility exit costs resulting from revisions to expected sublease timing on certain facilities exited in the prior year.

Including actions taken since the beginning of fiscal 2002, approximately 1,500 employees, across a wide range of job classifications, have been terminated as a result of the restructuring plan. This includes approximately 225 employees from the company’s international operations.

Charges taken during fiscal year 2002 resulting from asset impairments in connection with the Plan were accounted for in accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of” (“SFAS 121”). Asset impairments consisted of long-lived assets, including real estate, fixed assets and manufacturing equipment from the facilities the company intends to dispose of or discontinue. These assets were written down to the lower of their carrying amounts or estimated fair values, less the cost to dispose. Fair value estimates were determined by the company’s management, with the assistance of independent appraisers, and were based on estimated proceeds from sale and other relevant factors. These asset impairments resulted only as a consequence of the company making the decision to exit these activities during the year.

Certain assets for which impairment charges were recognized as a result of the Plan have been written-down to their estimated fair values in anticipation of a future sale. These assets, and their associated adjusted carrying values at August 31, 2002, include the Rocklin, California operation ($16.2 million) and the Holland, Michigan Chair Plant ($5.2 million). Since it is the company’s belief that it could take in excess of one year to sell the Rocklin and Chair Plant assets, they are classified as long-term on the balance sheet as of August 31, 2002 and June 1, 2002, under the caption “Net Property and Equipment.

Special charges also include certain estimated qualifying exit costs as recorded in accordance with Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". These costs include lease and supplier contract terminations and certain facility exit costs.

The following is a summary of restructuring activity during the first quarter of fiscal 2003:

(In Millions)

                                 Severance &          Lease & Supplier        Facility
                                 Outplacement         Contract                Exit Costs
                                 Costs                Terminations            and Other        Total
                                 --------------       ------------            ---------        -----

Accrual Balance, June 1, 2002       $6.0                  $3.5                   $4.7           $14.2
Special Charges                     ---                     .5                    1.5             2.0
Cash Payments                       (4.8)                 (1.1)                  (2.0)           (7.9)
                                    -----                 -----                  -----           -----
Accrual Balance, Aug. 31, 2002     $ 1.2                  $2.9                   $4.2            $8.3
                                   =====                  ====                   ====            ====

Costs associated with the movement of inventory and equipment, as well as employee relocation and training related to the consolidation of production processes are recognized as incurred, and are not included in the ending restructuring accrual at August 31, 2002.

SUPPLEMENTAL CASH FLOW INFORMATION
Cash equivalents are purchased as part of the company’s cash management function and consist primarily of money market and time deposit investments, which are of high credit quality. All cash equivalents are considered “available-for-sale”. As of August 31, 2002 and June 1, 2002, the costs of these securities approximated their respective market values.

Cash payments for income taxes and interest were as follows (amounts in millions):

                                                                             Three Months Ended
                                                                             -------------------
                                                                        August 31           September 1,
                                                                          2002                  2001
                                                                         ------                ------

      Income taxes (refunded)/paid, net                                 $(24.7)                 $5.2
      Interest paid                                                       $0.1                  $0.3

SHORT-TERM INVESTMENTS
The company maintains a portfolio of short-term investments comprised of investment grade fixed-income and equity securities. These investments are held by the company’s wholly-owned insurance captive and are considered “available-for-sale” as defined in Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, they have been recorded at fair market value with the resulting net unrealized holding gains reflected as a component of comprehensive income/(loss). Net investment income recognized in the Condensed Consolidated Statements of Operations resulting from these investments totaled $0.1 million and $0.2 million for the quarters ended August 31, 2002 and September 1, 2001, respectively.

The following is a summary of the carrying and market values of the company’s short-term investments as of August 31, 2002 and June 1, 2002:

(In Millions)

                                                 August 31, 2002                   June 1, 2002
                                             Cost         Market Value         Cost         Market Value
                                             ----         ------------         ----         ------------
U.S. Federal agency obligations             $ 3.9            $ 4.3            $ 3.2            $ 4.2
State & Municipal securities                  4.4              4.9              5.1              4.8
Corporate bonds                               1.7              1.9              1.9              2.1
                                            -----            -----            -----            -----
                                             10.0             11.1             10.2             11.1
Unrealized gains                              1.1               --              0.9               --
                                            -----            -----            -----            -----
Total                                       $11.1            $11.1            $11.1            $11.1

OPERATING SEGMENTS
In accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” management evaluates the company as one operating segment in the office furniture industry. The company is engaged worldwide in the design, manufacture, and sale of office furniture systems, products, and related services through its wholly owned subsidiaries. Throughout the world the product offerings, the production processes, the methods of distribution, and the customers serviced are consistent. The product lines consist primarily of office furniture systems, seating, storage solutions, freestanding furniture, and casegoods. The accounting policies of the operating segment are the same as those described in the summary of significant accounting policies in the company’s 10-K report for the year ended June 1, 2002.

NEW ACCOUNTING STANDARDS
In June 2002, the Financial Accounting Standards Board finalized Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred and at its fair value. In accordance with the statement, the company will adopt these new rules for restructuring activities, if any, that may occur after December 31, 2002.

In August 2001, the Financial Accounting Standards Board finalized Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”) and the accounting and reporting provisions of the Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions.” SFAS 144 also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” SFAS 144 retains the provisions of SFAS 121 for recognition and measurement of impairment of long-lived assets to be held and used, and measurement of long-lived assets to be disposed of by sale. Discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. The company adopted SFAS 144 in the first quarter of fiscal year 2003. Adoption of this statement did not have a material impact on the company’s financial statements.

In June 2001, the Financial Accounting Standards Board finalized Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets (“SFAS 142”).” This statement was effective for the company’s fiscal year that began June 2, 2002. Upon adoption of this standard, pre-existing goodwill is no longer subject to amortization; however, companies are required to perform an annual fair-value-based analysis to determine whether the value of goodwill has been impaired. Refer to the footnote entitled “Goodwill and Other Intangible Assets” for further discussion.

GOODWILL AND OTHER INTANGIBLE ASSETS
As discussed in the footnote entitled “New Accounting Standards”, the company adopted SFAS 142 in the first quarter of fiscal year 2003. As a result, the company did not record amortization expense on its remaining goodwill assets for the quarter ended August 31, 2002. Upon adoption of SFAS 142, and annually thereafter unless a triggering event occurs, the company is required to test the carrying value of goodwill for impairment at the “reporting unit” level. For its initial adoption, the company performed this impairment testing and has determined that the value of these assets is not impaired. In the future, the company will perform an annual review for impairment beginning with the fourth quarter of fiscal 2003.

The pro forma impact of no longer amortizing goodwill is presented below (in millions except per share data).

                                                                            Three Months Ended
                                                                            ------------------
                                                                    August 31,             September 1,
                                                                       2002                    2001
                                                                       ----                    ----
Reported net earnings                                                  $9.8                   $(2.9)
Add back goodwill amortization, net of tax                              --                      0.6
                                                                        --                      ---
Adjusted net earnings                                                  $9.8                   $(2.3)

Reported earnings per share - basic                                   $ .13                   $(.04)
Add back goodwill amortization, net of tax                              --                      .01
                                                                        --                      ---
Adjusted earnings per share - basic                                   $ .13                   $(.03)
                                                                      =====                   ======

Reported earnings per share - diluted (1)                             $ .13                   $(.04)
Add back goodwill amortization, net of tax                              --                      .01
                                                                        --                      ---
Adjusted earnings per share - diluted                                 $ .13                   $(.03)
                                                                      =====                   ======

(1) As the company reported a net loss for the quarter ended September 1, 2001, shares resulting from stock options plans would be anti-dilutive and have not been included in diluted earnings per share.

SFAS 142 also required the company to evaluate its other intangible assets to determine whether any have “indefinite useful lives.” Such intangibles, if any, are no longer subject to amortization under this new standard. The company did not classify any of its other intangible assets as having indefinite useful lives and, accordingly, will continue to amortize them. Amortization expense related to other intangible assets totaled $0.5 million for the quarter ended August 31, 2002, and $0.6 million for the quarter ended September 1, 2001.

Intangible assets are comprised of patents and trademarks and had a combined gross carrying value and accumulated amortization of $12.2 million and $4.2 million, respectively, as of August 31, 2002. As of June 1, 2002, these amounts totaled $12.2 million and $3.7 million, respectively.

Estimated amortization expense for intangible assets as of August 31, 2002, for each of the succeeding fiscal years is as follows (in millions).

         Remaining 2003              $1.6
         2004                        $1.3
         2005                        $0.9
         2006                        $0.9
         2007                        $0.9

INTEREST RATE SWAP
In May 2002, the company entered into a fixed-to-floating interest rate swap agreement effectively converting $40 million of fixed-rate private placement debt to a floating-rate basis. As of August 31, 2002, the floating interest rate, which is based on the 90-day LIBOR, was approximately 4.27 percent. This fair-value hedge is “highly effective” and qualifies for hedge-accounting treatment as well as the “short-cut” method under the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Under this accounting treatment, the change in the fair value of the interest rate swap is equal to the change in value of the related hedged debt and, as a result, there is no net effect on earnings. This agreement, which expires on March 6, 2006, requires the company to pay floating-rate interest payments on a quarterly basis in return for receiving semi-annual fixed-rate interest payments that coincide with the semi-annual payments to the private placement holders at the same rate. The counterparty to this swap instrument is a large major financial institution which the company believes is of high-quality creditworthiness. While the company may be exposed to potential losses due to the credit risk of non-performance by this counterparty, such losses are not anticipated. The fair value of this swap instrument at August 31, 2002, was approximately $1.0 million.

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

REPORT OF MANAGEMENT
In the opinion of management, the accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of the company as of August 31, 2002, and the results of its operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that affected the company’s financial condition and earnings during the periods included in the accompanying condensed consolidated financial statements.

Discussion of Current Business Conditions

We are very pleased to report a significant improvement in our financial results for the quarter ended August 31, 2002, both on a sequential quarter and year over year basis. Although sales for the quarter were down over $63 million from the prior year, we were able to generate substantially improved earnings. This was accomplished despite continued stagnation in the primary drivers of our industry’s growth, which includes corporate profits, capital expansion and salaried employment levels. The results of the first quarter reflect our restructuring actions taken last fiscal year. Our rapid turnaround to profitability gives us further confidence that we are poised to capitalize on future growth opportunities.

The detailed actions required to accomplish the restructuring plan were taxing at all levels of our organization. They required substantial focus and energy on the part of the management team and many other employee-owners. With the planned actions substantially completed by the end of last fiscal year, we were able to shift our attention toward the future by focusing on those initiatives that will (1) generate revenue growth through new product developments that meet our customer’s traditional and immediate needs and (2) expand our markets through creative innovation in the workplace.

Although there continues to be a lack of improvement in industry growth indicators, we believe the worst is behind us. Client visits have increased and orders for the last four weeks of the first quarter matched the weekly average for the fourth quarter of last year. Pricing pressure for the quarter increased as compared to the first quarter of last year; however, it remained relatively flat with fourth quarter 2002 levels. We have continued to manage away from deep discounting by focusing on other value added product features and incentives. While this renewed business activity, order rate stability, and pricing environment is encouraging, we will continue to move forward with caution until the industry, our independent dealer network, and overall economy are in recovery.

In summary, we are encouraged by our first quarter results. The benefits of the restructuring actions and the renewed focus on revenue growth are expected to further validate our business model. We believe the combination of these efforts has positioned the company to increase sales, improve profitability and bolster our market position in the near-term.

Analysis of First Quarter Results

Consolidated Sales, Orders, and Backlog

Consolidated net sales for the first quarter declined 15.5 percent to $346.9 million from $410.3 million for the same period last year. Both domestic and international markets posted year over year declines. New orders for the quarter of $345.8 million were down 16.9 percent from $416.2 million last year and down 3.6 percent from the fourth quarter. Order pacing improved during the last four weeks of the first quarter reaching approximately $28 million per week. The backlog of unfilled orders as of the end of the quarter was $199.5 million, down slightly from $200.6 million in the fourth quarter.

Domestic Operations

Domestic sales and new orders for the first quarter decreased 14.8 percent and 13.7 percent, respectively, from the same period last year. As previously mentioned, price discounting increased from the first quarter of last year. This resulted in a reduction to net sales of approximately $7 million for the quarter. Our expectation is that competitive pricing will continue to compress margins in the near term. Consequently, our intention is to continue our focus on differentiation through product features and other incentives to limit this impact.

The Business and Institutional Furniture Manufacturers Association (BIFMA) reported that U.S. shipments declined approximately 16 percent for the three-month period ended August 2002. While it is too early to draw conclusions from this data, we are encouraged by our sales performance relative to that reported by the industry as a whole during the last quarter.

International Operations

Throughout the first quarter, our international operations continued to experience larger sales and order declines than on the domestic front. Sales for the quarter totaled $49.2 million as compared to $60.9 million in the prior year, representing a decline of 19.2 percent. Orders for the quarter decreased 33.2 percent from last year to $45.8 million.

The decrease in sales and orders is largely attributable to our move from a direct-sales structure to a dealer-based business model in parts of Asia and Latin America. This change was undertaken during fiscal 2002 as part of our overall restructuring plan. A softening in export sales from our European operations also contributed to the year over year reduction.

Restructuring Activities

Special charges totaling $0.3 million were recorded during the first quarter. Included in this expense are additional lease termination and facility exit costs resulting from revisions to expected sublease timing. These charges are offset by the reversal of asset impairments for plant & equipment at our Geiger operation and the gain on the sale of PCT. The majority of the Geiger assets will be used to meet short-term operational objectives related to a specific new product launch.

Cash outflows associated with the implementation of last year’s restructuring plan were $7.9 million for the quarter, the majority of which were associated with previously accrued severance & outplacement and facility exit costs. The restructuring accrual at the end of the quarter totaled $8.3 million.

During the first quarter we completed the sale of our West Michigan Powder Coat Technology painting facility. These assets were classified as “Assets held for sale” on the June 1, 2002 balance sheet. Two additional properties remain for sale as a result of our restructuring actions in the past year. These include the Rocklin, California facility and the Holland Michigan Chair Plant. These assets remain classified as part of “Net property and equipment” on the balance sheet as of August 31, 2002.

Financial Summary

The following table presents, for the periods indicated, the components of the company’s condensed consolidated statements of operations as a percentage of net sales.

                                                   Three Months Ended
                                            August 31,            September 1,
                                               2002 (1)               2001 (1)
                                            -------               --------

Net Sales                                    100.0%                  100.0%

Cost of Sales                                 68.5                    69.3
                                              ----                    ----

Gross Margin                                  31.5                    30.7

Operating Expenses                            26.1                    28.6

Special Charges                                0.1                     2.3
                                               ---                     ---

Operating Margin                               5.3                    (0.3)

Other Expense                                  1.0                     0.6
                                               ---                     ---

Earnings Before Taxes                          4.3                    (0.9)

Income Tax Expense (Benefit)                   1.4                    (0.2)
                                               ---                    -----

Net Earnings                                   2.8%                   (0.7)%
                                               ====                   ======

(1) Percentages do not foot due to rounding.

Consolidated Gross Margin

Gross margin for the quarter, as a percent of sales, was 31.5 percent versus 30.7 percent last year. We are especially pleased with this performance given the increase in discounting pressure from a year ago and the fact that our first quarter cost of sales includes $2.3 million in incremental variable compensation expense.

Rapid consolidation of facilities and implementation of lean manufacturing practices continue to show results. The largest improvement for the quarter was in the area of overhead, which decreased 0.8 percent of sales, or approximately $16 million from last year. Additionally, labor, freight, and product distribution costs were all down as a percent of sales from the prior year.

Direct material costs as a percent of sales increased almost a full percentage point from the same quarter last year, despite our strong containment efforts. We are, however, encouraged that this percentage was relatively flat with the fourth quarter of fiscal 2002. Our procurement and supply-chain teams are pursuing over 250 initiatives to improve our material pricing. These efforts include addressing the expected increase in steel pricing resulting from the government-imposed tariff.

Operating Expenses

Operating expenses totaled $90.9 million for the quarter as compared to $127.0 million last year. Excluding special charges, operating expenses decreased $26.8 million or 22.8 percent to $90.6 million on a year over year basis. As is the case with cost of sales, we are especially pleased with this performance given the fact that our first quarter operating expenses include $2.8 million of incremental variable compensation expense.

The major driver of this reduction was lower overall compensation & benefit expenses, which decreased approximately 25 percent from the first quarter of fiscal 2002.

During the quarter, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). This new accounting rule required us to evaluate our existing goodwill and other intangible assets for impairment. Furthermore, it eliminated the amortization of goodwill. Adoption of SFAS 142 did not result in the impairment of our goodwill or other intangible assets. Pretax goodwill amortization expense for the first quarter of last year totaled approximately $0.8 million or $(.01) per share net of taxes.

The significant reduction in operating expenses reflects our focus on managing cash flow and ensuring that our spending patterns are aligned with the current pace of business. We will continue to closely monitor operating expenses in order to maintain our financial flexibility, especially given the current state of economic uncertainty. This will be done with caution and with an eye toward continuing those programs that are critical to future innovation and growth.

Other Income/Expenses, Net Income, and Earnings per Share

Interest expense for the quarter totaled $4.6 million versus $4.7 million in the prior year. This reduction is primarily attributable to reduced debt levels from the first quarter of last year.

Other expenses, including interest income, increased on a year over year basis by $1.0 million. This was driven primarily by a reduction in interest income due to lower market interest rates.

The interest rate swap arrangement resulted in interest income of $.6 million and interest expense of $.4 million, for a net effect of $.2 million pretax income during the first quarter of fiscal 2002.

The effective tax rate for the first quarter was 34 percent. The reduction in this rate from fiscal 2002 is driven primarily by the change in amortization of goodwill related to the adoption of SFAS 142, the effect of changes in international and state tax provisions, and the size of permanent deductible items relative to our earnings.

Net earnings for the quarter totaled $9.8 million. This compares to $3.2 million last year before considering special charges of $9.6 million. Diluted earnings per share for the first quarter were $.13 compared to $.04 before special charges in the prior year.

Prior to giving consideration to special charges incurred in the quarter, EBITDA totaled $38.8 million versus $35.3 million last year. Including special charges, these amounts totaled $38.5 million and $25.7 million, respectively.

Economic Value Added (EVA)

EVA generated during the first quarter was negative $5.6 million as compared to negative $10.3 million for the same period last year. Net operating profit after taxes (NOPAT) increased 19.8 percent to $11.5 million from the prior year. EVA capital at quarter end totaled $614.5 million.

Financial Condition, Liquidity, and Capital Resources

We ended the quarter with cash & equivalents of $189.8 million compared to $124.0 million at the end of the fourth quarter last year. Cash flow from operating activities was $74.8 million for the first quarter compared to $27.4 million in the prior year. Contributing to this strong cash flow for the period was a federal tax refund of $35.9 million related to the net operating loss in the prior fiscal year. This was partially offset by cash outflows of $13.6 million relating to the COLI settlement with the IRS and $7.9 million from our restructuring actions.

Excluding these transactions, cash flow from operations for the first quarter was $60.4 million. Improved earnings and favorable changes in accounts payable and accrued liabilities drove this increase in cash flow for the quarter.

Future cash outflows related to our restructuring plan are expected to total approximately $8 million. We also expect future cash inflows of approximately $23 million from the sale of our Rocklin, California and Holland, Michigan Chair Plant facilities, although we cannot be certain as to the exact amount or timing of these transactions.

Days sales outstanding (DSO) in accounts receivable and inventory of 53.5 improved from the first and fourth quarters of last year. Our ending net accounts receivable balance of $142.6 million remained virtually unchanged from the fourth quarter level and we saw an improvement in our aging during the period.

Capital expenditures for the quarter totaled $5.6 million compared to $19.5 million for the same period last year. For the entire year, capital expenditures are expected to be in the range of $55 million to $60 million. In fiscal 2002, capital expenditures totaled $52.4 million. As of the end of the quarter, the company had commitments for future capital expenditures of approximately $3.9 million.

As a result of our improved cash flow and financial position, during the quarter we cancelled the remaining $125 million shelf registration associated with our public debt offering. This action is not expected to impede our financial flexibility as we continue to maintain borrowing capacity of up to $200 million on our unsecured revolving credit facility.

Total interest-bearing debt totaled $234.5 million at the end of the first quarter, decreasing only slightly from $235.1 million at the end of fiscal 2002. Rolling twelve-month EBITDA to interest expense ratio was 6.94 as of quarter end. This ratio evaluates our ability to cover debt service costs and is one of the covenants under the terms of our debt agreements. These agreements require this ratio to be greater than 4.0. In addition, we were in full compliance with all other debt covenants as of the end of the quarter.

During the first quarter we continued to be conservative in the area of stock repurchases, buying back approximately 317,500 shares at an average price of $16.31 per share. During the same period last year, share repurchases totaled approximately 500,000 shares at an average price of $25.24 per share. Given our strong current cash position and cash flow generation, the volume of these repurchases will likely increase in the near term.

Cash outflows for dividends during the quarter of $2.8 million were equal to the amount paid in the same period last year.

We believe that cash on hand, cash generated from operations, and availability on our credit facilities will provide adequate liquidity to fund future operations and capital additions of the company.

Safe Harbor Provision

Certain statements in this filing are not historical facts but are “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Furthermore, Herman Miller, Inc., undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise. Forward-looking statements include, but are not limited to, statements concerning the outcome of GSA audits, future sales levels, future gross margin expectations, future operating expense ratios, future cash flows, future share repurchases, and future tax rates.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

During the first three-months of fiscal 2003, there was no material change in foreign exchange risk or material impact of interest rates.

Item 4:  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. The company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this Form 10-Q Quarterly Report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the company would be made known to them by others within the company, particularly during the period in which this Form 10-Q Quarterly Report was being prepared.
(b)	Changes in Internal Controls. There were no significant changes in the company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

HERMAN MILLER, INC.
PART II--OTHER INFORMATION

Item 1:	Legal Proceedings Referred to in Notes to Condensed Consolidated Financial Statements
Item 6:	(a) The following exhibits (listed by number corresponding to the exhibit table as Item 601 in Regulation S-K) are filed with this Report:

99.1 Certificate of the Chief Executive Officer of Herman Miller, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

99.2 Certificate of the Chief Financial Officer of Herman Miller, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

HERMAN MILLER, INC.
October 15, 2002	/s/ Michael A. Volkema Michael A. Volkema Chief Executive Officer
October 15, 2002	/s/ Elizabeth A. Nickels Elizabeth A. Nickels Chief Financial Officer

CERTIFICATIONS

I, Michael A. Volkema, certify that:

1.        I have reviewed this quarterly report on Form 10-Q of Herman Miller, Inc.:

2.        Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.        Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.        The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)        presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.        The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 15, 2002

/s/ Michael A. Volkema

Michael A. Volkema
Chief Executive Officer

I, Elizabeth A. Nickels, certify that:

1.        I have reviewed this quarterly report on Form 10-Q of Herman Miller, Inc.:

2.        Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.        Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.        The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)        presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.        The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 15, 2002

/s/ Elizabeth A. Nickels

Elizabeth A. Nickels
Chief Financial Officer

EXHIBIT 99.1

Certificate of the
Chief Executive Officer of
HERMAN MILLER, INC.

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):

        I, Michael A. Volkema, Chief Executive Officer of Herman Miller, Inc., certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

        (1)        The quarterly report on Form 10-Q for the quarterly period ended August 31, 2002, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

        (2)        The information contained in this quarterly report on Form 10-Q for the quarterly period ended August 31, 2002, fairly presents, in all material respects, the financial condition and results of operations of Herman Miller, Inc.

HERMAN MILLER, INC.

Date: October 15, 2002	By:	/s/ Michael A. Volkema Michael A. Volkema
	Its:	Chief Executive Officer

EXHIBIT 99.2

Certificate of the
Chief FINANCIAL Officer of
HERMAN MILLER, INC.

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350):

        I, Elizabeth A. Nickels, Chief Financial Officer of Herman Miller, Inc., certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

        (1)        The quarterly report on Form 10-Q for the quarterly period ended August 31, 2002, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

        (2)        The information contained in this quarterly report on Form 10-Q for the quarterly period ended August 31, 2002, fairly presents, in all material respects, the financial condition and results of operations of Herman Miller, Inc.

HERMAN MILLER, INC.

Date: October 15, 2002	By:	/s/ Elizabeth A. Nickels Elizabeth A. Nickels
	Its:	Chief Financial Officer