Form 10-Q
period 2002-11-30
MILLER HERMAN INC
filed 2003-01-13
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended November 30, 2002	Commission File No. 0-5813

HERMAN MILLER, INC.

A Michigan Corporation 855 East Main Avenue, Zeeland, MI 49464-0302 Herman Miller, Inc.	ID No. 38-0837640 Phone (616) 654 3000

(1)	has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months

Yes   X     No

(2)	has been subject to such filing requirements for the past 90 days.

Yes   X     No

Common Stock Outstanding at January 9, 2003 – 73,472,826 shares.

HERMAN MILLER, INC. FORM 10-Q
FOR THE QUARTER ENDED NOVEMBER 30, 2002
INDEX

Page No.
Part I--Financial Information
Item 1	Condensed Consolidated Balance Sheets--
	November 30, 2002, and June 1, 2002	3
	Condensed Consolidated Statements of Operations-- Three Months and Six Months Ended November 30, 2002,
	and December 1, 2001	4
	Condensed Consolidated Statements of Cash Flows-- Six Months Ended November 30, 2002,
	and December 1, 2001	5
	Notes to Condensed Consolidated Financial Statements	6-13
Item 2	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	14-20
Item 3	Quantitative and Qualitative Disclosures
	About Market Risk	21
Item 4	Controls and Procedures	21
Part II--Other Information
Item 1	Legal Proceedings	22
Item 2 Item 3 Item 4 Item 5	Changes in Securities and Use of Proceeds--None Defaults Upon Senior Securities--None Submission of Matters to a Vote of Security Holders--None Other Items--None
Item 6	Exhibits and Reports on Form 8-K	22
Signatures		23
Certifications		24-25

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

                                          November 30,      June 1,                                                  November 30,      June 1,
                                              2002           2002                                                        2002           2002
                                          -----------     ---------                                                  -----------     ---------
                                          (Unaudited)     (Audited)                                                  (Unaudited)     (Audited)
ASSETS                                                                  LIABILITIES & SHAREHOLDERS' EQUITY
------                                                                  ----------------------------------
Current Assets:                                                         Current Liabilities:
     Cash and cash equivalents                $168.8        $124.0            Unfunded checks                            $10.8           $5.9
     Short-term investments                     11.2          11.1            Current portion of long-term debt           10.6           10.6
     Accounts receivable, net                  144.2         142.1            Notes payable                                --             2.7
     Inventories -                                                            Accounts payable                            70.3           70.6
         Finished goods                         17.9          16.6            Accrued liabilities                        160.0          121.2
         Work in process                        12.6           9.1                                                    --------       --------
         Raw materials                          14.4          13.9                Total current liabilities              251.7          211.0
                                             -------       -------
           Total inventories                    44.9          39.6      Long-term Debt, less current portion             221.2          221.8
     Assets held for sale                        --            2.6
     Prepaid expenses and other                 60.3          67.0
                                             -------       -------
           Total current assets                429.4         386.4
                                                                        Other Liabilities                                 93.1           92.2
Property and Equipment, at cost                727.5         719.4
         Less - accumulated depreciation       435.7         404.0      Shareholders' Equity:
                                             -------       -------
           Net property and equipment          291.8         315.4            Common stock $.20 par value                 14.7           15.2
                                                                              Retained earnings                          266.8          295.8
Other assets:                                                                 Accumulated other comprehensive loss       (32.1)         (34.3)
     Notes receivable, net                       7.9           6.9            Key executive stock programs               (13.0)         (13.7)
     Goodwill                                   39.1          39.1                                                    ---------      ---------
     Intangible assets, net                      7.5           8.5                Total Shareholders' Equity             236.4          263.0
     Other noncurrent assets                    26.7          31.7                                                    --------       --------
                                             -------       -------

           Total Assets                       $802.4        $788.0                Total Liabilities and
                                             =======       =======                Shareholders' Equity                  $802.4         $788.0
                                                                                                                      ========       ========

See accompanying notes to condensed consolidated financial statements.

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Millions, Except Per Share Data)
(Unaudited)

                                                   Three Months Ended                 Six Months Ended
                                              November 30,      December 1,      November 30,     December 1,
                                                  2002             2001              2002            2001
                                                  ----             ----              ----            ----
Net Sales                                         $357.3          $395.0           $704.2            $805.3

Cost of Sales                                      243.6           276.1            481.3             560.6
                                               ---------       ---------        ---------         ---------

Gross Margin                                       113.7           118.9            222.9             244.7

Operating Expenses                                  92.8           113.7            183.4             231.1

Special Charges                                       --            38.8               .3              48.4
                                               ---------       ---------        ---------         ---------

Operating Earnings                                  20.9           (33.6)            39.2             (34.8)

Other Expenses (Income):
         Interest Expense                            3.3             4.5              7.9               9.3
         Other (Income) Expense, Net                 (.3)           (1.9)            (1.4)             (4.1)
                                               ----------      ----------       ----------        ----------

Earnings Before Income Taxes                        17.9           (36.2)            32.7             (40.0)

Income Tax Expense (Benefit)                         6.1           (13.5)            11.1             (14.4)
                                               =========       ==========       =========         ==========

Net Earnings                                       $11.8          $(22.7)           $21.6            $(25.6)
                                               =========       ==========       =========         ==========

         Earnings Per Share - Basic                 $.16           $(.30)            $.29             $(.34)
                                               =========       ==========       =========         ==========

         Earnings Per Share - Diluted               $.16           $(.30)            $.29             $(.34)
                                               =========       ==========       =========         ==========

Dividends Per Share                              $.03625         $.03625           $.0725            $.0725

See accompanying notes to condensed consolidated financial statements.

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS
(Dollars in Millions)
(Unaudited)

                                                                               Six Months Ended
                                                                               ----------------
                                                                         November 30,        December 1,
                                                                             2002                2001
                                                                             ----                ----
Cash Flows from Operating Activities:
       Net earnings                                                         $21.6             $(25.6)
       Depreciation and amortization                                         36.9               50.7
       Special charges                                                       (9.7)              37.4
       Changes in current assets and liabilities                             48.4              (24.5)
       Impairment of equity investment                                        2.2                --
       Other, net                                                             6.0                5.4
                                                                         --------           --------
       Net Cash Provided by Operating Activities                            105.4               43.4

Cash Flows from Investing Activities:
       Notes receivable repayments/(issued), net                             (0.8)               4.0
       Short-term investment purchases                                        --               (24.4)
       Short-term investment sales                                            0.2               26.8
       Capital expenditures                                                 (12.3)             (31.8)
       Proceeds from sale of fixed assets                                     3.1                0.3
       Other, net                                                             2.6                1.7
                                                                         --------           --------
       Net Cash Used for Investing Activities                                (7.2)             (23.4)

Cash Flows from Financing Activities:
       Net short-term debt repayments                                        (2.7)              (0.7)
       Net long-term debt repayments                                         (0.6)             (13.8)
       Dividends paid                                                        (5.5)              (5.5)
       Common stock issued                                                    2.0                3.8
       Common stock repurchased and retired                                 (47.8)             (17.6)
                                                                         ---------          ---------
       Net Cash Used for Financing Activities                               (54.6)             (33.8)

Effect of Exchange Rate Changes on Cash and Cash Equivalents                  1.2               (2.4)
                                                                         --------           ---------

Net Increase (Decrease) in Cash and Cash Equivalents                         44.8              (16.2)

Cash and Cash Equivalents, Beginning of Period (1)                          124.0              138.3
                                                                         --------           --------

Cash and Cash Equivalents, End of Period (1)                               $168.8             $122.1
                                                                         ========           ========

See accompanying notes to condensed consolidated financial statements.

(1) Amounts for December 1, 2001, have been restated to conform to current year presentation of short-term investments.

HERMAN MILLER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION
The condensed consolidated financial statements have been prepared by Herman Miller, Inc. (“the company”), without audit, in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Management believes that the disclosures made in this document are adequate so as not to make the information presented misleading. Operating results for the six-month period ended November 30, 2002, are not necessarily indicative of the results that may be expected for the year ending May 31, 2003. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company’s Form 10-K for the year ended June 1, 2002.

Certain prior year information has been reclassified to conform to the current year presentation.

FISCAL YEAR
The company’s fiscal year ends on the Saturday closest to May 31. Fiscal 2003, the year ending May 31, 2003, will contain 52 weeks as did fiscal 2002, the year ended June 1, 2002. Both three-month periods ended November 30, 2002 and December 1, 2001, contained 13 weeks.

COMPREHENSIVE INCOME/(LOSS)
Comprehensive income/(loss) consists of net earnings, foreign currency translation adjustments, minimum pension liability, and unrealized holding gains or losses on “available-for-sale” securities. Comprehensive income/(loss) was approximately $12.1 million and $(26.2) million for the three months ended November 30, 2002, and December 1, 2001, respectively. For the six months ended November 30, 2002, and December 1, 2001, comprehensive income/(loss) totaled $23.8 million and $(27.6) million, respectively.

EARNINGS PER SHARE
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS).

                                                    Three Months Ended                 Six Months Ended
                                                    ------------------                 ----------------
                                                November 30     December 1,     November 30       December 1,
                                                   2002            2001             2002              2001
                                                   ----            ----             ----              ----
Numerators:
----------
Numerator for both basic and diluted               $11.8          $(22.7)          $21.6            $(25.6)
EPS, net earnings (In Millions)                    =====          =======          =====            =======

Denominators:
------------
Denominator for basic EPS, weighted-
average common shares                           74,427,325      75,643,175       75,245,755        75,779,936
Outstanding

Potentially dilutive shares resulting             332,985            --           344,173               --
from stock option plans                           -------          ----           -------             ----

Denominator for diluted EPS                     74,760,310      75,643,175       75,589,928        75,779,936
                                                ==========      ==========       ==========        ==========

As the company reported a net loss for the quarter and six months ended December 1, 2001, shares resulting from stock option plans would be anti-dilutive to earnings per share and, consequently, have not been included in diluted earnings per share.

Certain exercisable stock options were not included in the computation of diluted EPS at November 30, 2002, because the option prices were greater than the average market prices for the period. The number of stock options outstanding, which meet this criterion, and the range of exercise prices were 7,263,266 at $17.86 — $32.50 for the three-month period and 7,236,280 at $19.64 — $32.50 for the six-month period.

SPECIAL CHARGES
During the first quarter of fiscal 2002, the company recorded a $9.6 million pretax charge to operations, primarily related to certain actions aimed at work force reductions. This charge was classified under the caption “Special Charges” and represented costs associated with an early-retirement offer and other non-voluntary termination benefits for targeted work force reductions in West Michigan, Europe, Mexico, and South America. Approximately 274 positions were eliminated as a result of these combined actions, which affected a wide range of job classifications across the company.

In addition, on September 19, 2001, the company’s Board of Directors approved a comprehensive operational and cost structure realignment & restructuring plan (together with the work force reductions mentioned in the previous paragraph, the “Plan”) which was intended to improve operating performance, ensure financial strength, and position the company as a more focused competitor. The Plan involved the key action items described below:

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

In connection with the Plan, the company recorded additional pretax charges under the caption “Special Charges” of $38.8 million and $9.8 million for the quarters ended December 1, 2001 and March 2, 2002, respectively.

On March 15, 2002, the company’s Board of Directors amended the Plan by approving additional restructuring actions. These changes included the following key actions:

  Consolidation of the Holland, Michigan Chair Plant into the West Michigan Greenhouse facility. This action included preparing the Chair Plant for sale.
  Closure and elimination of the Herman Miller RED initiative.
  Phase-out of the SQA brand and separate distribution channel.
  Consolidation of two manufacturing facilities into one within the Geiger operation in Georgia.

The company recorded pretax special charges of $23.4 million during the fourth quarter of fiscal 2002, in connection with these additional actions.

The following table presents, for the periods indicated, special charges by category pursuant to the Plan.

(In Millions)

                                                 Three Months Ended               Six Months Ended
                                                 ------------------               ----------------
                                             November 30     December 1,     November 30     December 1,
                                                2002            2001             2002            2001
                                                ----            ----             ----            ----
Severance & Outplacement                      $  --             $14.8         $  --             $17.9
Asset Impairments                                 0.2            14.0            (1.5)           14.2
Early Retirement Enhancement                     --               3.7            --               9.9
Lease & Supplier Contract Terminations           (0.2)            3.4             0.3             3.4
Facility Exist Costs & Other                     --               2.9             1.5             3.0
                                            -------         ---------       ---------       ---------
Total                                         $  --             $38.8         $   0.3           $48.4
                                            =======         =========       =========       =========

Special charges for the second quarter ended November 30, 2002 included $0.2 million for the impairment of fixed assets related to the former SQA business. Credits totaling $0.2 million were recorded due to revisions to the expected sublease timing at certain West Michigan facilities.

In the first quarter of this year, special charges included the reversal of asset impairments previously recorded in connection with the restructuring of the Geiger operation. The assets associated are now being used in the normal course of business rather than being disposed of as originally planned. Also included in first quarter special charges were credits resulting from proceeds received in excess of the carrying value of the West Michigan Powder Coat Technology (PCT) painting facility. The carrying value of the PCT facility was previously recorded under the caption “Assets held for sale” on the June 1, 2002 balance sheet.

Including actions taken since the beginning of fiscal 2002, approximately 1,500 employees, across a wide range of job classifications, have been terminated as a result of the restructuring plan. This includes approximately 225 employees from the company’s international operations.

Charges taken during fiscal year 2002 resulting from asset impairments in connection with the Plan were accounted for in accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the

Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”). Asset impairments consisted of long-lived assets, including real estate, fixed assets and manufacturing equipment from the facilities the company intends to dispose of or discontinue. These assets were written down to the lower of their carrying amounts or estimated fair values, less the cost to dispose. Fair value estimates were determined by the company’s management, with the assistance of independent appraisers, and were based on estimated proceeds from sale and other relevant factors. These asset impairments resulted as a consequence of the company’s making the decision to exit these activities during the year.

Certain assets for which impairment charges were recognized as a result of the Plan have been written-down to their estimated fair values in anticipation of future sales. These assets, and their associated adjusted carrying values at November 30, 2002, include the Rocklin, California facility ($16.2 million) and the Holland, Michigan Chair Plant ($5.2 million). These assets are classified as long-term on the balance sheet as of November 30, 2002 and June 1, 2002, under the caption “Net Property and Equipment.”

Special charges also include certain estimated qualifying exit costs recorded in accordance with Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” These costs include lease and supplier contract terminations and certain facility exit costs.

The following is a summary of restructuring activity during the second quarter of fiscal 2003.

(In Millions)

                                          Severance &     Lease & Supplier   Facility Exit
                                          Outplacement        Contract         Costs and
                                             Costs          Terminations         Other          Total
                                             -----          ------------         -----          -----
Accrual Balance, August 31, 2002              $1.2                $2.9             $4.2            $8.3
Special Charges                               --                  (0.2)            --              (0.2)
Cash Payments                                 (0.8)               (0.5)            (0.9)           (2.2)
                                          ---------           ---------        ---------       ---------
Accrual Balance, November 30, 2002            $0.4                $2.2             $3.3            $5.9
                                          ========            ========         ========        ========

Cost associated with the movement of inventory and equipment, as well as employee relocation and training related to the consolidation of production processes are recognized as incurred, and are not included in the ending restructuring accrual at November 30, 2002.

SUPPLEMENTAL CASH FLOW INFORMATION
Cash equivalents are purchased as part of the company’s cash management function and consist primarily of money market and time deposit investments, which are of high credit quality. All cash equivalents are considered “available-for-sale.” As of November 30, 2002 and June 1, 2002, the costs of these securities approximated their respective market values.

Cash payments for income taxes and interest were as follows.

(In Millions)

                                                 Three Months Ended               Six Months Ended
                                                 ------------------               ----------------
                                             November 30     December 1,     November 30     December 1,
                                                2002            2001             2002            2001
                                                ----            ----             ----            ----
Income taxes (refunded)/paid, net               $6.4            $1.1           $(18.3)           $6.3
Interest  paid                                  $8.5           $11.8             $8.6           $12.1

SHORT-TERM INVESTMENTS
The company maintains a portfolio of short-term investments comprised of investment grade fixed-income securities. These investments are held by the company’s wholly-owned insurance captive and are considered “available-for-sale” as defined in Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, they have been recorded at fair market value with the resulting net unrealized holding gains reflected as a component of comprehensive income/(loss). Net investment income recognized in the Condensed Consolidated Statements of Operations resulting from these investments totaled $0.2 million and $0.3 million for the quarters ended November 30, 2002 and December 1, 2001, respectively. For the six months ended November 30, 2002, and December 1, 2001, these amounts totaled $0.3 million and $0.5 million, respectively.

The following is a summary of the carrying and market values of the company’s short-term investments as of November 30, 2002 and June 1, 2002.

(In Millions)

                                                November 30, 2002                   June 1, 2002
                                             Cost          Market Value        Cost         Market Value
                                             ----          ------------        ----         ------------
Government & government agency issued
debt securities 1                             8.3              9.3              8.3              9.0
Corporate bonds                               1.7              1.9              1.9              2.1
                                              ---              ---              ---              ---
                                             10.0             11.2             10.2             11.1
Unrealized gains                              1.2              --               0.9              --
                                              ---              --               ---              --
Total                                       $11.2            $11.2            $11.1            $11.1
                                            =====            =====            =====            =====

1 Include securities issued by both U.S. and foreign governments and government agencies. Some of these securities are development bonds issued by groups of member countries. All are U.S. dollar-denominated and are rated AA or above by Moody’s.

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

NEW ACCOUNTING STANDARDS
In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“Interpretation”). The Interpretation requires certain guarantees, including financial guarantees or indemnifications, performance guarantees and indirect guarantees of debt, to be recorded at fair value. It also requires the guarantor to disclose, among other things, the key terms and conditions of the guarantee. For product warranties, the guarantor must disclose the accounting policy and methodology used to determine the liability recorded, and a reconciliation of the changes in the liability for the reporting period presented. The accounting provisions of the Interpretation are effective for any guarantees issued or modified after December 31, 2002, while the disclosure requirements are effective for interim and annual periods ending after December 15, 2002. The company is currently in the process of evaluating the impact of the Interpretation on its financial statements.

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

In August 2001, the Financial Accounting Standards Board finalized Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”) and the accounting and reporting provisions of the Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions.” SFAS 144 also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” SFAS 144 retains the provisions of SFAS 121 for recognition and measurement of impairment of long-lived assets to be held and used, and measurement of long-lived assets to be disposed of by sale. Discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. The company adopted SFAS 144 in the first quarter of fiscal year 2003. Adoption of this statement did not have a material impact on the company’s financial statements.

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

GOODWILL AND OTHER INTANGIBLE ASSETS
As discussed in the footnote entitled “New Accounting Standards,” the company adopted SFAS 142 in the first quarter of fiscal year 2003. As a result, the company did not record amortization expense on its remaining goodwill assets for the quarter and six months ended November 30, 2002. Upon adoption of SFAS 142, and annually thereafter unless a triggering event occurs, the company is required to test the carrying value of goodwill for impairment at the “reporting unit” level. For its initial adoption, the company performed this impairment testing and has determined that the value of these assets is not impaired. In the future, the company will perform an annual review for impairment beginning with the fourth quarter of fiscal 2003.

The pro forma impact of no longer amortizing goodwill is presented below (in millions except per share data).

                                                       Three Months Ended                Six Months Ended
                                                       ------------------                ----------------
                                                  November 30,     December 1,     November 30,     December 1,
                                                      2002             2001            2002            2001
                                                      ----             ----            ----            ----
Reported net earnings                               $  11.8         $  (22.7)        $  21.6        $  (25.6)
Add back goodwill amortization, net of tax               --               .7              --             1.4
                                                     ------               --          ------             ---

Adjusted net earnings                               $  11.8         $  (22.0)        $  21.6        $  (24.2)

Reported earnings per share - basic                 $   .16         $   (.30)        $   .29        $   (.34)
Add back goodwill amortization, net of tax              --               .01             --              .02
                                                     ------          -------          -----              ---
Adjusted earnings per share - basic                 $   .16         $   (.29)        $   .29        $   (.32)
                                                    =======         =========        =======        =========

Reported earnings per share - diluted               $   .16         $   (.30)        $   .29        $   (.34)
Add back goodwill amortization, net of tax              --               .01             --              .02
                                                     -----               ---          -----              ---
Adjusted earnings per share - diluted               $   .16         $   (.29)        $   .29        $   (.32)
                                                    =======         =========        =======        =========

SFAS 142 also required the company to evaluate its other intangible assets to determine whether any have “indefinite useful lives.” Under this new accounting standard, intangible assets with indefinite useful lives, if any, are no longer subject to amortization. The company did not classify any of its other intangible assets as having indefinite useful lives, and accordingly, will continue to amortize them. Amortization expense related to other intangible assets totaled $0.5 million for the quarter ended November 30, 2002, and $1.2 million for the quarter ended December 1, 2001. For the six months ended November 30, 2002, and December 1, 2001, amortization expense related to other intangible assets totaled approximately $1.0 million and $1.7 million, respectively.

Intangible assets are comprised of patents and trademarks and had a combined gross carrying value and accumulated amortization of $12.2 million and $4.7 million, respectively, as of November 30, 2002. As of June 1, 2002, these amounts totaled $12.2 million and $3.7 million, respectively.

Estimated amortization expense for intangible assets as of November 30, 2002, for each of the succeeding fiscal years is as follows.

(In Millions)

         Remaining 2003                     $0.9
         2004                               $1.4
         2005                               $1.0
         2006                               $0.9
         2007                               $0.9

INTEREST RATE SWAP
In May 2002, the company entered into a fixed-to-floating interest rate swap agreement effectively converting $40 million of fixed-rate private placement debt to a floating-rate basis. As of November 30, 2002, the floating interest rate, which is based on the 90-day LIBOR, was approximately 4.17 percent. This fair-value hedge is considered “highly effective” and qualifies for hedge-accounting treatment as well as the “short-cut” method under the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative instruments and Hedging Activities.” Under this accounting treatment, the change in the fair value of the interest rate swap is equal to the change in value of the related hedged debt and, as a result, there is no net effect on earnings. This agreement, which expires on March 6, 2006, requires the company to pay floating-rate interest payments on a quarterly basis in return for receiving semi-annual fixed-rate interest payments that coincide with the semi-annual payments to the private placement holders at the same rate. The counterparty to this swap instrument is a large major financial institution which the company believes is of high-quality creditworthiness. While the company may be exposed to potential losses due to the credit risk of non-performance by this counterparty, such losses are not anticipated. The fair value of this swap instrument as of November 30, 2002, was approximately $1.0 million.

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

The company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially effect the company’s consolidated financial statements.

REPORT OF MANAGEMENT
In the opinion of management, the accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position of the company as of November 30, 2002, and the results of its operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

Item 2:    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that affected the company’s financial condition and earnings during the periods included in the accompanying condensed consolidated financial statements.

Discussion of Current Business Conditions

This quarter marked our second consecutive quarter of profitability following the completion of last year’s restructuring plan. Our second quarter financial performance improved over the first quarter both in sales and net earnings. Although net sales for the second quarter decreased almost $38 million or 9.5 percent from the same period last year, the significant reductions in our cost structure allowed us to dramatically improve our earnings. These improvements were accomplished against the backdrop of an economic environment that has continued to be tepid with respect to salaried employment increases and capital expansion – two major drivers of our industry’s growth.

In addition to weak economic conditions, a competitive pricing environment during the quarter further challenged our return to profitability. We experienced higher discounting for the period as compared to the second quarter last year as well as the first quarter of this year. While the pricing environment remains highly competitive, we have continued to focus our selling efforts on projects and customers that value our capabilities and knowledge regarding the application of furniture solutions in the workplace.

The general health of our independent dealer network continues to be closely monitored at the highest levels within our organization. While poor economic conditions have placed significant financial pressure on several of our dealers, we believe the risk of disruption to our distribution channel has been largely mitigated. We believe we have adequate reserves for the credit risks associated with our dealer financing arrangements. We also believe the action plans we have developed with respect to these arrangements coupled with our marketing and merchandising strategies have positioned our dealers to compete effectively in each of our key markets.

These action plans encompass our wholly owned dealerships as well. Subsequent to the end of the quarter, we announced the closure of our dealer subsidiary in Atlanta, Georgia. This closure was in response to the financial performance of the owned dealer as well as overlap in market coverage with a strong independent Herman Miller dealer located in the same area.

Although there continues to be a lack of significant improvement in industry growth indicators, we are cautiously optimistic that the worst is behind us. Orders for the second quarter were up slightly from first quarter levels. Additionally, the number of client visits during the second quarter increased to levels not seen since June of 2001. Although it is difficult to predict what percentage of these visits will actually translate into new business, it is an encouraging sign.

Our projection for the third quarter of fiscal 2003 is that we will experience a seasonal decline in revenue similar to that which we have experienced historically. Net sales for the third quarter are projected to be in a range of $310 million to $330 million with earnings per share of $0.03 to $0.07. Revenues for the full fiscal year are expected to be in a range of $1.37 billion to $1.42 billion with earnings per share of $0.52 to $0.61.

In summary, we feel we are effectively managing the things that are within our control and responding appropriately to the current business environment. We are now looking toward the future by focusing on those initiatives that will (1) generate revenue growth through new product developments that meet our customer’s traditional and immediate needs and (2) expand our market potential through creative innovation in the workplace. We will move forward with confidence that the tough choices and significant changes made over the past year have positioned us to increase sales, further improve profitability and enhance our market position in the near-term.

Analysis of Second Quarter Results

Consolidated Sales, Orders, and Backlog
Consolidated net sales for the second quarter totaled $357.3 million. This is a decrease of approximately 9.5 percent from $395.0 million for the same period last year. Compared to the first quarter of this year, however, net sales increased approximately 3 percent. New orders for the quarter of $352.2 million were down 2.6 percent from $361.7 million last year but were up slightly from the first quarter of this fiscal year. Weekly order trends for the second quarter showed improvement throughout most of the quarter, but slipped in the final weeks of November as we began to enter our traditional seasonal slow-down period. The backlog of unfilled orders at the end of the quarter was $194.4 million, down 2.6 percent from the first quarter level of $199.5 million.

Domestic Operations
Domestic sales and new orders for the second quarter decreased 8.3 percent and 2.0 percent, respectively, from the same period last year. As mentioned, discounting pressure increased in comparison to last year, resulting in a reduction to net sales of approximately $6 million for the quarter. We anticipate this pattern to continue and we intend to focus on differentiation through product features and other incentives to limit this impact.

U.S. office furniture shipments, as reported by The Business and Institutional Furniture Manufacturer’s Association (BIFMA), declined approximately 10.7 percent for the three-month period ended November 2002. We are encouraged by our sales performance relative to that reported by the industry as a whole during the quarter.

International Operations
Our international operations for the second quarter continued to experience larger sales and order declines than on the domestic front. Sales for the quarter totaled $50.8 million as compared to $60.9 million in the prior year, representing a decline of 16.6 percent. Orders for the quarter decreased 6.4 percent from the last year to $51.5 million.

The decrease in sales and orders is largely attributable to our move from a direct-sales structure to a dealer-based business model in parts of Asia and Latin America. This change was undertaken during fiscal 2002 as part of our overall restructuring plan.

On a positive note, international sales for the second quarter increased 3.3 percent from the first quarter of this year and new orders increased 12.4 percent. Additionally, the profitability of our international operations, both in pure dollars and percent of sales, has improved dramatically on a year-over-year basis despite the decline in sales.

Restructuring Activities
During the second quarter additional special charges totaling approximately $0.2 million were recorded for the impairment of fixed assets related to our former SQA brand. This charge was offset by credits resulting from revisions to expected sublease timing at certain leased West Michigan facilities. Special charges recorded during the second quarter of last year totaled $38.8 million.

Cash outflows associated with the implementation of last year’s restructuring plan totaled $2.2 million for the quarter ended November 30, 2002. The majority of these outflows were associated with previously accrued severance & outplacement and facility exit costs. The remaining restructuring accrual at the end of the quarter totaled $5.9 million.

As reported last quarter, we completed the sale of our West Michigan Powder Coat Technology painting facility. These assets were classified as “Assets held for sale” on the June 1, 2002 balance sheet. Two additional properties remain for sale as a result of our restructuring activities. These include the Rocklin, California facility and the Holland, Michigan Chair Plant. These assets remain classified as part of “Net property and equipment” on the balance sheet as of November 30, 2002. Currently, the Rocklin facility is under contract to be sold although there are remaining contingencies which must be cleared before a closing can be scheduled.

Financial Summary
The following table presents, for the periods indicated, the components of the company’s condensed consolidated statements of operations as a percentage of net sales.

                                               Three Months Ended                 Six Months Ended
                                               ------------------                 ----------------
                                         November 30      December 1,       November 30      December 1,
                                             2002             2001            2002(1)           2001
                                             ----             ----            ----              ----
Net Sales                                   100.0%           100.0%          100.0%            100.0%

Cost of Sales                                68.2             69.9            68.3              69.6
                                             ----             ----            ----              ----

Gross Margin                                 31.8             30.1            31.7              30.4

Operating Expenses                           26.0             28.8            26.0              28.7

Special Charges                                 -              9.8               -               6.0
                                                -              ---               -               ---

Operating Margin                              5.8             (8.5)            5.6              (4.3)

Other Expense                                 0.8              0.7             0.9               0.7
                                              ---              ---             ---               ---

Earnings Before Taxes                         5.0             (9.2)            4.7              (5.0)

Income Tax Expense (Benefit)                  1.7             (3.4)            1.6              (1.8)
                                              ---             -----            ---              -----

Net Earnings                                  3.3%            (5.8)%          3.1%             (3.2)%
                                              ====            =====           ====             ======

(1)Percentages do not foot due to rounding.

Consolidated Gross Margin
Gross margin for the quarter, as a percent of sales, was 31.8 percent versus 30.1 percent last year. This performance is especially encouraging to us given the ongoing challenges of the current pricing environment and the fact that our second quarter Cost of Sales includes $2.7 million in incremental variable compensation expense.

The results for the quarter again showed improvement in all areas of Cost of Sales when compared to the prior year. Most notable were improvements in manufacturing overhead and direct material spending. On a dollar basis, overhead expenses declined $8.5 million compared to the second quarter last year. This decline of 10.8 percent is greater than the relative decline in sales over the same period.

Direct material as a percent of sales improved to 37.5 percent from 38.3 percent last year. Our procurement and supply-chain teams are continuing their pursuit of numerous initiatives to further improve our material pricing. Several of these programs are specifically targeted at offsetting the increase in steel pricing resulting from the government-imposed tariff. This tariff is expected to result in steel price increases in the range of $3 million to $3.5 million during the second half of this fiscal year.

The consolidation and rationalization of our supplier-base continues to be an important component of our overall procurement strategy in response to the economic downturn. This effort, in connection with our overall lean manufacturing program, has resulted in improved efficiency, costs, and reliability. Despite the benefits received, this strategy does increase the risks associated with supplier transitions and dependence upon fewer suppliers. We will continue to seek financially strong suppliers interested in long-term business relationships in order to minimize the risk of interruption to our business.

In addition to material and overhead expense improvements, direct labor, freight, and product distribution expenses were all down as a percent of sales as compared to the second quarter of last year.

Operating Expenses and Operating Earnings
Operating expenses for the second quarter totaled $92.8 million as compared to $113.7 million last year (excluding special charges). This is a reduction of $20.9 million or 18.4 percent on a year-over-year basis. As with Cost of Sales, we are especially pleased with our results in this area given the fact that operating expenses for the quarter included incremental variable compensation expenses of $3.1 million. The major drivers of this decrease were lower overall compensation, employee benefit, and depreciation & amortization expenses.

At the beginning of the first quarter of this year, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). This new accounting rule required us to evaluate our existing goodwill and other intangible assets for impairment. It also eliminated the amortization of goodwill. Adoption of SFAS 142 did not result in the impairment of our goodwill or other intangible assets. Pretax goodwill amortization expense for the second quarter of last year totaled approximately $0.7 million or $(.01) per share net of taxes.

Our continued focus on managing cash flow and maintaining spending patterns at levels appropriate for the current business environment has resulted in a dramatic reduction in operating expense spending. Our intent is to continue the close scrutiny and monitoring of our spending in order to maintain financial flexibility. As always, this will be done without putting at risk those programs that we believe are critical to product innovation and future growth. This may result in an increase in operating expenses during the remainder of fiscal 2003 in comparison to the first half.

Operating earnings for the quarter totaled $20.9 million or 5.8 percent of net sales as compared to $(33.6) million or (8.5) percent in the prior year. Before considering special charges in the prior year, operating earnings were $5.2 million or 1.3 percent of net sales.

Other Income/Expenses, Net Income, and Earnings Per Share
Interest expense for the second quarter totaled $3.3 million compared to $4.5 million in the prior year. The reduction in interest expense from the prior year is attributable to lower debt levels as well as savings from our interest rate swap arrangement. Additionally, interest expense for the quarter was reduced by a reclassification of interest income related to the swap totaling approximately $0.6 million. This interest income was reported in the first quarter of this year as Other Income/Expense on the consolidated statements of operations.

Our interest rate swap arrangement resulted in net pretax interest savings of approximately $0.2 million during the second quarter. These savings resulted from swapping $40 million of our fixed rate private placement debt to a floating-rate basis in May 2002.

The amount recorded under the caption “Other Income/Expense, net” for the quarter totaled $0.3 million income as compared to $1.9 million income in the prior year. Included in the amount for the current quarter is pretax interest income of $1.8 million related to interest received from prior year tax audits. Also included in other expenses for the second quarter is a $2.2 million pretax charge, or $.02 per share net of tax, related to the impairment of an equity investment in our Philadelphia-based dealership joint venture. The amount for the prior year includes income of $1.3 million related to a state tax refund.

The effective tax rate for the second quarter was 34 percent. The reduction in this rate from fiscal 2002 is driven primarily by the change in amortization of goodwill related to the adoption of SFAS 142, the effect of changes in international and state tax provisions, and the size of permanent deductible items relative to our earnings. Our effective rate for the remainder of the fiscal year is not expected to change materially from this level.

Net earnings for the quarter totaled $11.8 million. This compares to $1.7 million last year before considering pretax special charges of $38.8 million. Diluted earnings per share for the quarter were $.16 compared to $.02 before special charges in the prior year.

Prior to giving consideration to special charges, earnings before interest, taxes, depreciation & amortization (EBITDA) for the quarter totaled $39.0 million versus $33.1 million last year. Including special charges, these amounts totaled $39.0 million and $(5.7) million, respectively.

The following table presents, for the periods indicated, the calculation of EBITDA, including special charges (in millions):

                                                 Three Months Ended               Six Months Ended
                                                 ------------------               ----------------
                                             November 30     December 1,     November 30     December 1,
                                                2002            2001             2002            2001
                                                ----            ----             ----            ----
Earnings Before Taxes                          $17.9           $(36.2)          $32.7           $(40.0)

Interest Expense                                 3.3              4.5             7.9              9.3

Depreciation & Amortization Expense             17.8             26.0            36.9             50.7
                                                ----             ----            ----             ----

EBITDA                                         $39.0            $(5.7)          $77.5            $20.0
                                               =====            ======          =====            =====

Financial Condition, Liquidity, and Capital Resources
We ended the quarter with cash & equivalents of $168.8 million compared to $124.0 million at the end of the fourth quarter last year. Cash flow from operating activities was $30.6 million for the second quarter compared to $16.0 million in the prior year.

On a year to date basis, cash flow from operating activities was $105.4 million compared to $43.4 million last year. During the first quarter of this year, we received a federal tax refund totaling $35.9 million related to prior net operating losses. Also during the first quarter, we paid cash of $13.6 million relating to the fiscal 2002 settlement with the IRS concerning our COLI program. Excluding these one-time cash transactions, cash flow from operating activities for the six months ended November 30, 2002 totaled $83.1 million.

Future cash outflows related to our restructuring plan are expected to total approximately $6 million. We also expect future cash inflows of approximately $23 million from the sale of our Rocklin, California and Holland, Michigan Chair Plant facilities, although we cannot be certain as to the exact amount or timing of these transactions.

Days sales outstanding (DSO) in accounts receivable and inventory of 52.5 improved from 53.5 in the first quarter of this year. Our ending net accounts receivable balance of $144.2 million is up slightly from $142.1 million at the end of last fiscal year. Collections on accounts receivable remain relatively strong and we have improved our aging over 90 days in each of the past 3 quarters. We believe the valuation allowance associated with our accounts receivable as of the end of the quarter is adequate to cover the risk of potential bad debts.

Capital expenditures for the quarter totaled $6.7 million compared to $12.3 million for the same period last year. For the entire year, capital expenditures are now expected to be in a range of $35 million to $45 million. As of the end of the quarter, the company had commitments for future capital expenditures of approximately $7.2 million.

Total interest-bearing debt totaled $231.8 million at the end of the second quarter. This compares to $235.1 million at the end of fiscal 2002. The reduction is primarily the result of paying off bank debt associated with our former Australian business unit. Trailing twelve-month EBITDA to interest expense ratio was 7.8 as of quarter end. This ratio evaluates our ability to cover debt service costs and is one of the covenants under the terms of our debt agreements. These agreements require this ratio to be greater than 4.0. In addition, we were in full compliance with all other debt covenants as of the end of the quarter. Late in fiscal 2002, we amended our debt covenants to exclude the impact of special charges on EBITDA. We are encouraged that our financial performance for the second quarter brought us into compliance with these covenants even without the benefit of this amendment.

We significantly increased our share repurchase activity during the second quarter buying back 2.46 million shares for $42.6 million. This approximates an average price of $17.31 per share. During the same period last year, share repurchases totaled approximately 0.2 million shares at an average price of $20.91 per share. We currently have $65.8 million remaining on our share repurchase authorization. We expect to continue our share repurchases in the near future and will balance the level of these repurchases with our cash flow, our desire to reinvest in the business, and our mandate to maintain a high degree of financial flexibility.

Cash outflows for dividends during the quarter of $2.8 million compares to $2.7 million in the same period last year.

Our unsecured revolving credit facility provides for borrowings of up to $200 million. There were no borrowings on this facility as of the end of the quarter.

We believe that cash on hand, cash generated from operations, and availability on our credit facilities will provide adequate liquidity to fund future operations and capital additions of the company.

Safe Harbor Provisions
Certain statements in this filing are not historical facts but are “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Furthermore, Herman Miller, Inc., undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise. Forward-looking statements include, but are not limited to, statements concerning the outcome of GSA audits, dealer network health, supplier risk, future sales and earnings levels, future gross margin expectations, future operating expense ratios, future cash flows, future share repurchases, future capital expenditures, and future tax rates.

Item 3:   Quantitative and Qualitative Disclosures About Market Risk

During the first six months of fiscal 2003, there was no material change in foreign exchange risk or material impact of interest rates.

Item 4:   Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures. The company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this Form 10-Q Quarterly Report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the company would be made known to them by others within the company, particularly during the period in which this Form 10-Q Quarterly Report was being prepared.

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

HERMAN MILLER, INC.
January 13, 2003	/s/ Michael A. Volkema Michael A. Volkema Chief Executive Officer
January 13, 2003	/s/ Elizabeth A. Nickels Elizabeth A. Nickels Chief Financial Officer

CERTIFICATIONS

I, Michael A. Volkema, certify that:

1.        I have reviewed this quarterly report on Form 10-Q of Herman Miller, Inc:

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

4.        The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registration, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)        evaluated the effectiveness of the registrants' disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)        presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.        The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 13, 2003

/s/ Michael A. Volkema
Michael A. Volkema
Chief Executive Officer

CERTIFICATIONS

I, Elizabeth A. Nickels, certify that:

1.         I have reviewed this quarterly report on Form 10-Q of Herman Miller, Inc:

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

4.         The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)         designed such disclosure controls and procedures to ensure that material information relating to the registration, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)         evaluated the effectiveness of the registrants’ disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)         presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)         all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.         The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 13, 2003

/s/ Elizabeth A. Nickels
Elizabeth A. Nickels
Chief Financial Officer

EXHIBIT 99.1

Certificate of the
Chief Executive Officer of
HERMAN MILLER, INC.

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.1350):

I, Michael A. Volkema, Chief Executive Officer of Herman Miller, Inc., certify that to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

(1)         The quarterly report on Form 10-Q for the quarterly period ended November 30, 2002, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

(2)         The information contained in this quarterly report on Form 10-Q for the quarterly period ended November 30, 2002, fairly represents, in all material respects, the financial condition and results of operations of Herman Miller, Inc.

HERMAN MILLER, INC.

Date: January 13, 2003	By:	/s/ Michael A. Volkema Michael A. Volkema
	Its:	Chief Executive Officer

EXHIBIT 99.2

Certificate of the
Chief Financial Officer of
HERMAN MILLER, INC.

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.1350):

I, Elizabeth A. Nickels, Chief Financial Officer of Herman Miller, Inc., certify that to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

(1)         The quarterly report on Form 10-Q for the quarterly period ended November 30, 2002, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

(2)         The information contained in this quarterly report on Form 10-Q for the quarterly period ended November 30, 2002, fairly represents, in all material respects, the financial condition and results of operations of Herman Miller, Inc.

HERMAN MILLER, INC.

Date: January 13, 2003	By:	/s/ Elizabeth A. Nickels Elizabeth A. Nickels
	Its:	Chief Financial Officer