Form 10-Q
period 2003-03-01
MILLER HERMAN INC
filed 2003-04-14
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended March 1, 2003	Commission File No. 001-15141

HERMAN MILLER, INC.

A Michigan Corporation 855 East Main Avenue, Zeeland, MI 49464-0302 Herman Miller, Inc.	ID No. 38-0837640 Phone (616) 654 3000

(1)	has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
Yes X No

(2)	has been subject to such filing requirements for the past 90 days.

Yes X No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes X No

Common Stock Outstanding at April 10, 2003 – 72,765,163 shares.

HERMAN MILLER, INC. FORM 10-Q
FOR THE QUARTER ENDED MARCH 1, 2003
INDEX

Page No.
Part I -- Financial Information
Item 1	Condensed Consolidated Balance Sheets --
	March 1, 2003 and June 1, 2002	3
	Condensed Consolidated Statements of Operations -- Three Months and Nine Months Ended March 1, 2003,
	and March 2, 2002	4
	Condensed Consolidated Statements of Cash Flows -- Nine Months Ended and March 1, 2003,
	and March 2, 2002	5
	Notes to Condensed Consolidated Financial Statements	6-15
Item 2	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	16-23
Item 3	Quantitative and Qualitative Disclosures
	About Market Risk	24
Item 4	Controls and Procedures	24
Part II--Other Information
Item 1	Legal Proceedings	25
Item 2 Item 3 Item 4 Item 5	Changes in Securities and Use of Proceeds -- None Defaults Upon Senior Securities -- None Submission of Matters to a Vote of Security Holders -- None Other Items -- None
Item 6	Exhibits and Reports on Form 8-K	25
Signatures		25
Certifications		27-30

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

                                             March 1,       June 1,                                                    March 1,        June 1,
                                               2003          2002                                                        2003           2002
                                               ----          ----                                                        ----           ----
                                          (Unaudited)     (Audited)                                                  (Unaudited)     (Audited)
ASSETS                                                                  LIABILITIES & SHAREHOLDERS' EQUITY
------                                                                  ----------------------------------
Current Assets:                                                         Current Liabilities:
     Cash and cash equivalents                $188.0        $124.0            Unfunded checks                            $10.6           $5.9
     Short-term investments                     11.0          11.1            Current portion of long-term debt           10.6           10.6
     Accounts receivable, net                  120.6         142.1            Notes payable                               --              2.7
     Inventories -                                                            Accounts payable                            62.8           70.6
         Finished goods                         13.8          16.6            Accrued liabilities                        166.5          121.2
         Work in process                         8.9           9.1                                                    --------       --------
         Raw materials                          12.0          13.9                Total current liabilities              250.5          211.0
                                             -------       -------
           Total inventories                    34.7          39.6      Long-term Debt, less current portion             222.4          221.8
     Assets held for sale                       16.2           2.6
     Prepaid expenses and other                 65.3          67.0
                                             -------       -------
           Total current assets                435.8         386.4
                                                                        Other Liabilities                                 78.5           92.2
Property and Equipment, at cost                708.2         719.4
         Less - accumulated depreciation       442.7         404.0      Shareholders' Equity:
                                             -------       -------
           Net property and equipment          265.5         315.4            Common stock $.20 par value                 14.6           15.2
                                                                              Retained earnings                          260.0          295.8
Other assets:                                                                 Accumulated other comprehensive loss       (30.9)         (34.3)
     Notes receivable, net                       6.7           6.9            Key executive stock programs               (12.7)         (13.7)
     Goodwill                                   39.1          39.1                                                    ---------      ---------
     Intangible assets, net                      6.9           8.5                Total Shareholders' Equity             231.0          263.0
     Other noncurrent assets                    28.4          31.7                                                    --------       --------
                                             -------       -------

           Total Assets                       $782.4        $788.0                Total Liabilities and
                                             =======       =======                Shareholders' Equity                  $782.4         $788.0
                                                                                                                      ========       ========

See accompanying notes to condensed consolidated financial statements.

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Millions, Except Per Share Data)
(Unaudited)

                                                   Three Months Ended                 Nine Months Ended
                                                   ------------------                 -----------------
                                                March 1,         March 2,          March 1,        March 2,
                                                  2003             2002              2003            2002
                                                  ----             ----              ----            ----
Net Sales                                         $310.4          $340.7         $1,014.6          $1,146.0

Cost of Sales                                      216.9           242.2            698.2             802.8
                                                --------        --------         --------          --------

Gross Margin                                        93.5            98.5            316.4             343.2

Operating Expenses                                  85.5           101.9            268.9             333.0

Special Charges                                       .3             9.8               .6              58.2
                                                --------        --------         --------          --------

Operating Earnings                                   7.7           (13.2)            46.9             (48.0)

Other Expenses (Income):
         Interest Expense                            3.9             4.7             11.8              14.0
         Other (Income) Expense, Net                 (.7)             .2             (2.2)             (3.9)
                                                ---------       --------         ---------         ---------

Earnings Before Income Taxes                         4.5           (18.1)            37.3             (58.1)

Income Tax Expense (Benefit)                         1.5            (6.5)            12.7             (20.9)
                                                --------        ---------        --------          ---------

Net Earnings                                        $3.0          $(11.6)           $24.6            $(37.2)
                                                ========        =========        ========          =========

         Earnings Per Share - Basic                 $.04           $(.15)            $.33             $(.49)
                                                ========        =========        ========          =========

         Earnings Per Share - Diluted               $.04           $(.15)            $.33             $(.49)
                                                ========        =========        ========          =========

Dividends Per Share                              $.03625         $.03625          $.10875           $.10875

See accompanying notes to condensed consolidated financial statements.

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS
(Dollars in Millions)
(Unaudited)

                                                                                  Nine Months Ended
                                                                                  -----------------
                                                                             March 1,           March 2,
                                                                               2003               2002
                                                                               ----               ----
Cash Flows from Operating Activities:
       Net earnings                                                           $24.6             $(37.2)
       Depreciation and amortization                                           53.3               82.8
       Special charges                                                        (10.8)              38.7
       Changes in current assets and liabilities                               77.6                2.6
       Impairment of equity investment                                          2.2               --
       Other, net                                                              (5.8)               5.3
                                                                           ---------          --------
       Net Cash Provided by Operating Activities                              141.1               92.2

Cash Flows from Investing Activities:
       Notes receivable repayments/(issued), net                               (2.0)               3.5
       Short-term investment purchases                                         (1.9)             (31.1)
       Short-term investment sales                                              2.1               33.5
       Capital expenditures                                                   (19.7)             (43.2)
       Proceeds from sale of fixed assets                                       4.0                0.3
       Other, net                                                               2.5               18.3
                                                                           --------           --------
       Net Cash Used for Investing Activities                                 (15.0)             (18.7)

Cash Flows from Financing Activities:
       Net short-term debt repayments                                          (2.7)              (0.8)
       Net long-term debt repayments                                           (0.6)             (13.2)
       Dividends paid                                                          (8.2)              (8.2)
       Common stock issued                                                      2.9                8.2
       Common stock repurchased and retired                                   (56.1)             (18.0)
                                                                           ---------          ---------
       Net Cash Used for Financing Activities                                 (64.7)             (32.0)

Effect of Exchange Rate Changes on Cash and Cash Equivalents                    2.6               (3.9)
                                                                           --------           ---------

Net Increase in Cash and Cash Equivalents                                      64.0               37.6

Cash and Cash Equivalents, Beginning of Period 1                             $124.0             $138.3
                                                                           --------           --------

Cash and Cash Equivalents, End of Period 1                                   $188.0             $175.9
                                                                           ========           ========

See accompanying notes to condensed consolidated financial statements.

1 Amounts for March 2, 2002, have been restated to conform to current year presentation of short-term investments.

HERMAN MILLER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION
The condensed consolidated financial statements have been prepared by Herman Miller, Inc. (“the company”), without audit, in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Management believes that the disclosures made in this document are adequate so as not to make the information presented misleading. Operating results for the nine-month period ended March 1, 2003, are not necessarily indicative of the results that may be expected for the year ending May 31, 2003. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company’s Form 10-K for the year ended June 1, 2002.

Certain prior year information has been reclassified to conform to the current year presentation.

FISCAL YEAR
The company’s fiscal year ends on the Saturday closest to May 31. Fiscal 2003, the year ending May 31, 2003, will contain 52 weeks as did fiscal 2002, the year ended June 1, 2002. Both three-month periods ended March 1, 2003, and March 2, 2002, contained 13 weeks.

COMPREHENSIVE INCOME/(LOSS)
Comprehensive income/(loss) consists of net earnings, foreign currency translation adjustments, minimum pension liability, and unrealized holding gains or losses on “available-for-sale” securities. Comprehensive income/(loss) was approximately $4.2 million and $(13.0) million for the three months ended March 1, 2003, and March 2, 2002, respectively. For the nine months ended March 1, 2003, and March 2, 2002, comprehensive income/(loss) totaled $28.0 million and $(40.6) million, respectively.

EARNINGS PER SHARE
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS).

                                                    Three Months Ended                Nine Months Ended
                                                    ------------------                -----------------
                                                 March 1,        March 2,         March 1,          March 2,
                                                   2003            2002             2003              2002
                                                   ----            ----             ----              ----
Numerators:
----------
Numerator for both basic and diluted EPS,
net earnings (In Millions)                         $3.0           $(11.6)          $24.6            $(37.2)
                                                   ====           =======          =====            =======

Denominators:
------------
Denominator for basic EPS, weighted-average
common shares
Outstanding                                     73,346,082      75,855,787       74,612,531        75,805,219

Potentially dilutive shares resulting from
stock option plans                                318,900            --           335,749               --
                                                  -------          ----           -------             ----

Denominator for diluted EPS                     73,664,982      75,855,787       74,948,280        75,805,219
                                                ==========      ==========       ==========        ==========

As the company reported a net loss for the quarter and nine months ended March 2, 2002, shares resulting from stock option plans would be anti-dilutive to earnings per share and, consequently, have not been included in diluted earnings per share.

Certain exercisable stock options were not included in the computation of diluted EPS at March 1, 2003, because the option prices were greater than the average market prices for the period. The number of stock options outstanding, which meet this criterion, and the range of exercise prices were 7,187,657 at $17.86 - $32.50 for the three-month period and 7,160,671 at $19.64 - $32.50 for the nine-month period.

SPECIAL CHARGES
During the first quarter of fiscal 2002, the company recorded a $9.6 million pretax charge to operations, primarily related to certain actions aimed at work force reductions. This charge was classified under the caption "Special Charges" and represented costs associated with an early-retirement offer and other non-voluntary termination benefits for targeted work force reductions in West Michigan, Europe, Mexico, and South America. Approximately 274 positions were eliminated as a result of these combined actions, which affected a wide range of job classifications across the company.

In addition, on September 19, 2001, the company's Board of Directors approved a comprehensive operational and cost structure realignment & restructuring plan (together with the work force reductions mentioned in the previous paragraph, the "Plan") which was intended to improve operating performance, ensure financial strength, and position the company as a more focused competitor. The Plan involved the key action items described below:

  Additional non-voluntary termination benefits for targeted work force reductions in both the U.S. and international operations.
  Consolidation of the Rocklin, California SCR operation into the West Michigan Greenhouse facility and sale of the Rocklin facility.
  Consolidation of three leased facilities in West Michigan into other existing West Michigan facilities.
  Outsourcing of certain dedicated production processes in connection with the company's paint operations.
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

The following table presents, for the periods indicated, special charges by category pursuant to the Plan.

(In Millions)

                                                     Three Months Ended               Nine Months Ended
                                                     ------------------               -----------------
                                                 March 1,          March 2,       March 1,          March 2,
                                                   2003              2002           2003              2002
                                                   ----              ----           ----              ----
Severance & Outplacement                          $ --               $6.4         $ --               $24.3
Asset Impairments                                   --                 .9           (1.5)             15.1
Early Retirement Enhancement                        --               --             --                 9.9
Lease & Supplier Contract Terminations              --                 .4             .3               3.8
Facility Exist Costs & Other                          .3              2.1            1.8               5.1
                                                --------         --------       --------          --------
Total                                             $   .3             $9.8         $   .6             $58.2
                                                ========         ========       ========          ========

In the first quarter of fiscal 2003, special charges included the reversal of asset impairments previously recorded in connection with the restructuring of the Geiger operation. The assets associated are now being used in the normal course of business rather than being disposed of as originally planned. Also included in first quarter special charges were credits resulting from proceeds received in excess of the carrying value of the West Michigan Powder Coat Technology (PCT) painting facility.

In the second quarter of fiscal 2003, the company recognized special charges for the impairment of fixed assets related to the former SQA business. Credits totaling approximately the same amount were recorded due to revisions to the expected sublease timing at certain West Michigan facilities.

Special charges for the third quarter ended March 1, 2003 related to other exit costs associated with the completion of the Geiger plant consolidation.

Including actions taken since the beginning of fiscal 2002 through the quarter ended March 1, 2003, approximately 1,500 employees, across a wide range of job classifications, have been terminated as a result of the Plan. This includes approximately 225 employees from the company’s international operations.

Charges taken during fiscal year 2002 resulting from asset impairments in connection with the Plan were accounted for in accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”). Asset impairments consisted of long-lived assets, including real estate, fixed assets and manufacturing equipment from the facilities the company intends to dispose of or discontinue. These assets were written-down to the lower of their carrying amounts or estimated fair values, less the cost to dispose. Fair value estimates were determined by the company’s management, with the assistance of independent appraisers, and were based on estimated proceeds from sale and other relevant factors. These asset impairments resulted as a consequence of the company’s making the decision to exit these activities during the year.

Certain assets for which impairment charges were recognized as a result of the Plan have been written-down to their estimated fair values in anticipation of future sales. These assets, and their associated adjusted carrying values at March 1, 2003, include the Rocklin, California facility ($16.2 million) and the Holland, Michigan Chair Plant ($5.2 million). During the third quarter, the company received a non-refundable deposit of $0.75 million for the sale of the Rocklin facility. In anticipation of a fourth quarter sale closing, the Rocklin assets have been reclassified under the caption “Assets held for sale” in the March 1, 2003 balance sheet. The Holland Chair Plant assets remain classified as long-term under the caption “Net Property and Equipment” as of the end of the third quarter. The carrying value of the PCT facility was previously recorded under the caption “Assets held for sale” on the June 1, 2002 balance sheet.

Special charges also include certain estimated qualifying exit costs recorded in accordance with Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” These costs include lease and supplier contract terminations and certain facility exit costs.

The following is a summary of restructuring activity during the third quarter of fiscal 2003.

(In Millions)

                                          Severance &     Lease & Supplier   Facility Exit
                                          Outplacement        Contract         Costs and
                                             Costs          Terminations         Other          Total
                                             -----          ------------         -----          -----
Accrual Balance, November 30, 2002          $   .4            $   2.2           $  3.3         $  5.9
Special Charges                                 --               --                 .3             .3
Cash Payments                                  (.1)               (.5)             (.7)          (1.3)
                                          ---------         ----------        ---------      ---------
Accrual Balance, March 1, 2003              $   .3            $   1.7           $  2.9         $  4.9
                                          ========          =========         ========       ========

Cost associated with the movement of inventory and equipment, as well as employee relocation and training related to the consolidation of production processes are recognized as incurred, and are not included in the ending restructuring accrual at March 1, 2003.

CHANGE IN ACCOUNTING ESTIMATE
Operating expenses for the third quarter of fiscal 2002 included a pretax charge totaling $7.9 million resulting from the accelerated depreciation of certain sales technology assets. This charge resulted from the company’s decision to replace the assets by the end of fiscal 2002. At the time of this decision, the assets had a remaining useful service life of approximately 1.5 years. This change in service life constituted a change in accounting estimate under Accounting Principles Board Opinion No. 20, “Accounting Changes”.

SUPPLEMENTAL CASH FLOW INFORMATION
Cash equivalents are purchased as part of the company’s cash management function and consist primarily of money market and time deposit investments, which are of high credit quality. All cash equivalents are considered “available-for-sale.” As of March 1, 2003 and June 1, 2002, the costs of these securities approximated their respective market values.

Cash payments for income taxes and interest were as follows.

(In Millions)
                                             Three Months Ended                     Nine Months Ended
                                             ------------------                     -----------------
                                        March 1,           March 2,            March 1,            March 2,
                                          2003               2002                2003                2002
                                          ----               ----                ----                ----
Income taxes (refunded)/paid, net          --                $1.1              $(18.3)               $7.4
Interest  paid                             $.5                $.5                $9.1               $12.6

SHORT-TERM INVESTMENTS
The company maintains a portfolio of short-term investments comprised of investment grade fixed-income securities. These investments are held by the company’s wholly-owned insurance captive and are considered “available-for-sale” as defined in Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, they have been recorded at fair market value with the resulting net unrealized holding gains reflected as a component of comprehensive income/(loss). Net investment income recognized in the Condensed Consolidated Statements of Operations resulting from these investments totaled $0.3 million and $0.2 million for the quarters ended March 1, 2003 and March 2, 2002, respectively. For the nine months ended March 1, 2003 and March 2, 2002, these amounts totaled $0.6 million and $0.7 million, respectively.

The following is a summary of the carrying and market values of the company’s short-term investments as of March 1, 2003 and June 1, 2002.

(In Millions)
                                                 March 1, 2003                      June 1, 2002
                                             Cost          Market Value         Cost         Market Value
                                             ----          ------------         ----         ------------
Government & government agency issued
debt securities 1                            $ 8.7            $ 9.6               $ 8.3         $ 9.0
Corporate bonds                                1.3              1.4                 1.9           2.1
                                             -----            -----               -----         -----
                                              10.0             11.0                10.2          11.1
Unrealized gains                               1.0              --                  0.9           --
                                             -----            -----               -----         -----
Total                                        $11.0            $11.0               $11.1         $11.1
                                             =====            =====               =====         =====

1Include securities issued by both U.S. and foreign governments and government agencies. Some of these securities are development bonds issued by groups of member countries. All are U.S. dollar-denominated and are rated AA or above by Moody’s.

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

NEW ACCOUNTING STANDARDS
In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This new rule requires that companies consolidate a variable interest entity if the company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The provisions of FIN 46 apply to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after January 31, 2003. FIN 46 is not expected to have a material impact on the company’s financial statements.

In December 2002, the Financial Accounting Standards Board finalized Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure — An Amendment of FASB Statement No. 123” (“SFAS 148”). SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The company is required to adopt the disclosure provisions of SFAS 148 in its fourth quarter ended May 31, 2003.

The company accounts for its stock-based employee compensation under the provisions of Accounting Principles Board Opinion No. 25, “Accounting For Stock Issued to Employees”. Under this method, which continues to be acceptable under SFAS 148, no compensation expense is recognized when stock options are granted to employees and directors at fair market value as of the grant date. The company continues to evaluate its method of accounting for stock-based employee compensation and currently has no plans to change. Consequently, SFAS 148 is not expected to have a material impact on the company’s financial statements.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires certain guarantees, including financial guarantees or indemnifications, performance guarantees and indirect guarantees of debt, to be recorded at fair value. It also requires the guarantor to disclose, among other things, the key terms and conditions of the guarantee. For product warranties, the guarantor must disclose the accounting policy and methodology used to determine the liability recorded, and a reconciliation of the changes in the liability for the reporting period presented. The accounting provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002, while the disclosure requirements are effective for interim and annual periods ending after December 15, 2002. The company adopted FIN 45 in the third quarter ended March 1, 2003. Refer to the footnote entitled “Guarantees, Indemnifications, and Contingencies” for further discussion.

In June 2002, the Financial Accounting Standards Board finalized Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred and at its fair value. It also addresses the timing of recognition and related measurement of the costs of one-time termination benefits. The accounting provisions of SFAS 146 were effective for restructuring activities occurring after December 31, 2002. In accordance with the statement, the company will apply these new rules in its accounting for the restructuring actions announced subsequent to the third quarter ended March 1, 2003. Refer to the Subsequent Events section of Management’s Discussion and Analysis for further discussion.

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

GOODWILL AND OTHER INTANGIBLE ASSETS
As discussed in the footnote entitled “New Accounting Standards,” the company adopted SFAS 142 in the first quarter of fiscal year 2003. As a result, the company did not record amortization expense on its remaining goodwill assets for the quarter and nine months ended March 1, 2003. Upon adoption of SFAS 142, and annually thereafter or more frequently if a triggering event occurs, the company is required to test the carrying value of goodwill for impairment at the “reporting unit” level. For its initial adoption, the company performed this impairment testing and has determined that the values of these assets are not impaired. In the future, the company will perform an annual review for impairment beginning with the fourth quarter of fiscal 2003.

The pro forma impact of no longer amortizing goodwill is presented below (In Millions, except per share data).

                                                        Three Months Ended               Nine Months Ended
                                                        ------------------               -----------------
                                                     March 1,         March 2,        March 1,         March 2,
                                                       2003             2002            2003             2002
                                                       ----             ----            ----             ----
Reported net earnings                                  $3.0           $(11.6)          $24.6           $(37.2)
Add back goodwill amortization, net of tax               --               .7              --              2.1
                                                       ----           ------           -----           ------
Adjusted net earnings                                  $3.0           $(10.9)          $24.6           $(35.1)

Reported earnings per share - basic                    $ .04          $  (.15)         $  .33          $  (.49)
Add back goodwill amortization, net of tax               --               .01             --               .03
                                                       -----          -------          ------          -------
Adjusted earnings per share - basic                    $ .04          $  (.14)         $  .33          $  (.46)
                                                       =====          ========         ======          ========

Reported earnings per share - diluted                  $ .04          $  (.15)         $  .33          $  (.49)
Add back goodwill amortization, net of tax               --               .01             --               .03
                                                       -----          -------          ------          -------
Adjusted earnings per share - diluted                  $ .04          $  (.14)         $  .33          $  (.46)
                                                       =====          ========         ======          ========

SFAS 142 also required the company to evaluate its other intangible assets to determine whether any have “indefinite useful lives.” Under this new accounting standard, intangible assets with indefinite useful lives, if any, are no longer subject to amortization. The company did not classify any of its other intangible assets as having indefinite useful lives, and accordingly, will continue to amortize them. Amortization expense related to other intangible assets totaled $0.5 million for the quarter ended March 1, 2003, and $0.6 million for the quarter ended March 2, 2002. For the nine months ended March 1, 2003, and March 2, 2002, amortization expense related to other intangible assets totaled approximately $1.6 million and $2.3 million, respectively.

Intangible assets are comprised of patents and trademarks and had a combined gross carrying value and accumulated amortization of $12.2 million and $5.3 million, respectively, as of March 1, 2003. As of June 1, 2002, these amounts totaled $12.2 million and $3.7 million, respectively.

Estimated amortization expense for intangible assets as of March 1, 2003, for each of the succeeding fiscal years is as follows.

(In Millions)

         Remaining 2003                     $0.3
         2004                               $1.4
         2005                               $1.0
         2006                               $0.9
         2007                               $0.9

INTEREST RATE SWAP
In May 2002, the company entered into a fixed-to-floating interest rate swap agreement effectively converting $40 million of fixed-rate private placement debt to a floating-rate basis. As of March 1, 2003, the floating interest rate, which is based on the 90-day LIBOR, was approximately 3.79 percent. This fair-value hedge is considered “highly effective” and qualifies for hedge-accounting treatment as well as the “short-cut” method under the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Under this accounting treatment, the change in the fair value of the interest rate swap is equal to the change in value of the related hedged debt and, as a result, there is no net effect on earnings. This agreement, which expires on March 6, 2006, requires the company to pay floating-rate interest payments on a quarterly basis in return for receiving semi-annual fixed-rate interest payments that coincide with the semi-annual payments to the private placement holders at the same rate. The counterparty to this swap instrument is a large major financial institution which the company believes is of high-quality creditworthiness. While the company may be exposed to potential losses due to the credit risk of non-performance by this counterparty, such losses are not anticipated. The fair value of this swap instrument as of March 1, 2003, was approximately $1.2 million. This amount is recorded in the March 1, 2003 Condensed Consolidated Balance Sheet as an addition to long-term debt and an offsetting addition to other noncurrent assets.

GUARANTEES, INDEMNIFICATIONS, AND CONTINGENCIES
Product Warranties
The company provides warranty coverage to the end-user for parts & labor on products sold. The standard length of warranty is 12 years, however, this can vary depending on the product classification. The company does not sell or otherwise issue warranties or warranty extensions as stand-alone products. Reserves have been established for the various costs associated with the company’s warranty program. General warranty reserves are based on historical claims experience and other currently available information and are periodically adjusted for business levels. Specific reserves are established once an issue is identified with the amounts for such reserves based on the estimated cost to correct the problem.

Warranties incurred, settlements made, and adjustments to the accrued warranty reserve for the quarter ended March 1, 2003 were as follows.

(In Millions)

Accrual Balance - November 30, 2002                        $19.9
Warranty matters identified during the period                2.3
Costs to correct during the period                          (2.6)
Adjustments to accrual                                       (.2)
                                                           ------
Accrual Balance - March 1, 2003                            $19.4
                                                           =====

Other Guarantees
During the third quarter ended March 1, 2003, the company entered into an agreement to guarantee the debt of an independent contract furniture dealership. The maximum financial exposure assumed by the company as a result of this arrangement totaled $0.8 million as of the end of the quarter. In accordance with the provisions of FIN 45, the company has recorded the fair value of this guarantee, which is estimated to be $0.3 million, under the caption “Other Liabilities” in the condensed consolidated balance sheet as of March 1, 2003.

The company is periodically required to provide performance bonds in order to do business with certain customers. These arrangements are common and generally have terms ranging between one and three years. The bonds are required to provide assurances to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies and the company is ultimately liable for claims that may occur against them. As of March 1, 2003, the company had a maximum financial exposure related to performance bonds totaling approximately $14.8 million. The company has had no history of claims nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company’s financial statements.

The company has entered into various standby letter of credit arrangements for the purpose of protecting various insurance companies against default on the payment of certain premiums and claims. A majority of these arrangements are related to the company’s wholly owned captive insurance company. As of March 1, 2003, the company had a maximum financial exposure related to these standby letters of credit totaling approximately $10.2 million. The company has had no history of claims nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company’s financial statements.

The company has guaranteed a contractual lease obligation of an independent contract furniture dealership. The related lease term expires in the fourth quarter of fiscal 2004. As of March 1, 2003, the remaining unpaid lease payments subject to this guarantee arrangement totaled approximately $0.2 million. In accordance with the provisions of FIN 45, no liability has been recorded as the company entered into this arrangement prior to December 31, 2002.

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

On March 19, 2003, a tentative settlement was reached in mediation concerning an audit of the company’s compliance with its international GSA contract for the years between 1991 and 1993. The terms of the settlement, which remain subject to final government approval, will require the company to pay approximately $0.6 million to the United States Government. This payment is expected to be made during the fourth quarter of fiscal 2003. The financial impact of this settlement was previously reserved for and, as a result, there will be no effect on future earnings.

The company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially effect the company’s consolidated financial statements.

INTERNAL REVENUE SERVICE SETTLEMENT
During the third quarter of fiscal 2002, the company entered into a settlement agreement with the Internal Revenue Service related to the disallowance of deductions for its corporate owned life insurance (“COLI”) policy loan interest and administrative fees. This settlement was for all years of the insurance programs since their inception in fiscal 1994.

The company’s settlement provided for the surrender of its COLI program policies. As a result, the company cancelled the related life insurance policies resulting in a $1.8 million pretax charge to earnings in the quarter ended March 2, 2002. The company also received cash in the third quarter of fiscal 2002 totaling $14.0 million for the net cash surrender value of the related policies. Additionally, the settlement agreement required the company to pay taxes and interest related to the disallowance of the deductions for the tax years between 1994 and 1999. As the company had previously reserved for the disallowance of these deductions, no further impact to net earnings was required. Taxes and interest related to the settlement totaling $18.2 million were paid during the first half of fiscal 2003. Future remaining tax and interest payments totaling $2.9 million are expected to be made in early fiscal 2005.

REPORT OF MANAGEMENT
In the opinion of management, the accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position of the company as of March 1, 2003, and the results of its operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

Item 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that affected the company’s financial condition and earnings during the periods included in the accompanying condensed consolidated financial statements.

Discussion of Current Business Conditions
The contract office furniture industry has, for some time now, operated in the midst of challenging circumstances. Slow revenue growth, increased salaried unemployment, and reduced capital spending have resulted in a dramatic decline in demand for office furniture. Further complicating matters is the current geopolitical environment which has almost certainly increased an already elevated level of uncertainty.

The lower overall demand has continued to create a challenging and competitive pricing environment. Higher discounting in the third quarter depressed margins in comparison to the same period a year ago. On a positive note, we did not experience a significant change in the level of discounting in comparison to the second quarter of this year. While an increase in discounting is to be expected given the current state of the economy, we continue to focus our selling efforts on projects and customers that value our capabilities and knowledge regarding the application of furniture solutions in the workplace.

The health of our owned and independent dealer network remains a key area of focus at the highest levels within our organization. Current business conditions have continued to place financial pressure on several of our dealers. The primary risks to our business resulting from these pressures are the potential disruption of our distribution channels and the financial risk related to the limited instances in which we have entered into dealer financing arrangements.

Although we cannot avoid these risks with certainty, we believe our action plans have largely mitigated them. Our dealer financing arrangements have helped bolster the financial strength and flexibility of certain dealers. In addition, we believe our marketing and merchandising strategies have positioned our dealers to compete effectively in each of our key markets. Finally, actions such as the closure of our dealer subsidiary in Atlanta, Georgia in the current third quarter have helped limit the overlap of coverage in key markets.

We believe our action plans also serve to address the financial risks associated with our existing dealer financing arrangements. Furthermore, credit reserves have been established and are monitored on a regular basis. During the third quarter, reserves on dealer notes receivable were increased by approximately $2 million. We believe these reserves provide adequate coverage of the associated credit risk.

Despite the current challenges in our industry, we have demonstrated the ability to remain flexible by taking the actions necessary to reduce costs and remain profitable. The results of our third quarter further validated the difficult restructuring decisions made over the past 18 months. For the third consecutive quarter since the completion of last year’s restructuring plan, we reported positive net earnings. Although sales for the third quarter declined 8.9 percent and 13.1 percent from the prior year third quarter and the current year second quarter, respectively, we were still able to report net earnings of $0.04 per share. This serves as evidence that our break-even sales level has been reduced. It also demonstrates the variability of our cost structure.

We are proud of the significant improvement made to our cost structure. However, we must be realistic about the near-term business outlook. Order activity during the third quarter indicates that an economic recovery may be farther off than we had initially believed. Weekly order rates during the quarter, which averaged $21.7 million, were almost 20 percent below those experienced during the second quarter.

As a result of our revised expectations for an economic recovery, we have announced a series of further restructuring actions aimed at workforce reductions. These actions, which are described in more detail in the Subsequent Events section of this document, will result in special charges in the fourth quarter of fiscal 2003. While such decisions are difficult given their impact on our employee-owners and their families, we believe they are necessary to maintain financial health and flexibility. As always, they will be enacted with respect and consideration of personal integrity. Additionally, we remain committed to our long-term plans and will avoid putting strategic initiatives at risk to address our near-term business goals.

Sales for the fourth quarter are projected to be in a range of $305 million to $325 million with earnings per share between $0.01 and $0.06, excluding special charges. For the full fiscal year, sales are expected to be in a range of $1.32 billion to $1.34 billion. Earnings per share for fiscal 2003 are expected to be between $0.34 and $0.39, excluding special charges.

In summary, we continue to operate in a challenging economic and geopolitical environment. Our leadership team has proven an ability to make difficult yet necessary decisions in order to maintain profitability. We are committed to managing the risks to our business to the extent that they are within our control. Additionally, we remain willing to respond appropriately to the need for further change. As mentioned in the past, we are moving forward by focusing on those initiatives that will generate revenue growth through new product developments and expand our market opportunity through creative innovation.

Analysis of Third Quarter Results

Consolidated Sales, Orders, and Backlog
Consolidated net sales for the third quarter totaled $310.4 million while new orders totaled $282.1 million. Both sales and orders declined approximately 8.9 percent from the same period last fiscal year, which totaled $340.7 million and $309.5 million, respectively. Compared to the second quarter of this year, net sales for the third quarter declined 13.1 percent while the decrease in new orders for the third quarter was more substantial totaling 19.9 percent. The decline in both sales and orders in the third quarter is a reflection of our normal seasonality combined with the industry-wide softening in customer demand. The backlog of unfilled orders at the end of the quarter was $166.1 million. This level is approximately equal to the prior year amount but is down 14.6 percent from the second quarter level of $194.4 million.

Domestic Operations
Domestic sales and new orders for the third quarter decreased 10.1 percent and 12.7 percent, respectively, from the same period last year. Higher discounting for the quarter compared to the prior year resulted in a reduction of net sales of approximately $5 million for the quarter. Given current industry conditions, we think it is reasonable that discounting will continue to pressure sales and margins. We will continue to focus on differentiation through product features and other incentives to limit this impact.

U.S. office furniture shipments, as reported by The Business and Institutional Furniture Manufacturer’s Association (BIFMA), declined approximately 7.2 percent for the three-month period ended February 2003.

International Operations
The results of our international operations were a bright spot for the quarter. Sales and orders, which in recent quarters have experienced larger relative year-over-year declines than on the domestic front, actually showed favorable performance. Sales for the quarter totaled $46.9 million as compared to $47.7 million in the prior year, representing a decline of 1.7 percent. Orders for the quarter actually increased 14.2 percent from the prior year to $50.9 million.

The profitability of our international operations, both in pure dollars and percent of sales, has improved on a year-over-year basis despite the decline in sales. This improvement is largely due to reductions made in the international cost structure as well as our move from a direct-sales structure to a dealer-based business model in parts of Asia and Latin America. These changes were completed during fiscal 2002 as part of our overall restructuring plan.

Restructuring Activities
Special charges totaling $0.3 million were recorded during the third quarter. These charges related to the completion of moving activities associated with the previously announced plant consolidation of the Geiger facility in Georgia. Special charges recorded during the third quarter of fiscal 2002 totaled $9.8 million.

Cash outflows associated with the implementation of last year’s restructuring plan totaled $1.3 million for the third quarter. The majority of these outflows were associated with previously accrued lease & supplier contract termination and facility exit costs. The remaining restructuring accrual at the end of the quarter totaled $4.9 million.

Earlier in the fiscal year, we completed the sale of our West Michigan PCT painting facility. This facility was previously classified as “Assets held for sale” on the June 1, 2002 balance sheet. Two additional properties remain for sale as a result of our restructuring activities. These include the Rocklin, California facility and the Holland, Michigan Chair Plant. As reported last quarter, the Rocklin facility is under contract to be sold. During the quarter, we received a non-refundable deposit in the amount of $0.75 million. The sale is scheduled to be complete during the fourth quarter of this year. Accordingly, we have reclassified the $16.2 million carrying value of these assets under the balance sheet caption “Assets held for sale” as of March 1, 2003. The $5.2 million carrying value of the Holland Chair Plant remains classified as part of “Net property and equipment”.

Financial Summary
The following table presents, for the periods indicated, the components of the company’s condensed consolidated statements of operations as a percentage of net sales.

                                                Three Months Ended                Nine Months Ended
                                            March 1          March 2,          March 1         March 2,
                                              2003             2002              2003            2002
                                              ----             ----              ----            ----
Net Sales                                    100.0%           100.0%           100.0%           100.0%

Cost of Sales                                 69.9             71.1             68.8             70.0

Gross Margin                                  30.1             28.9             31.2             30.0

Operating Expenses                            27.5             29.9             26.5             29.1

Special Charges                                 .1              2.9               .1              5.1
                                                --              ---               --              ---

Operating Margin                               2.5             (3.9)             4.6             (4.2)

Other Expense                                  1.0              1.4              0.9              0.9
                                               ---              ---              ---              ---

Earnings Before Taxes                          1.5             (5.3)             3.7             (5.1)

Income Tax Expense (Benefit)                    .5             (1.9)             1.3             (1.8)
                                                --             -----             ---             -----

Net Earnings                                   1.0%            (3.4)%            2.4%            (3.3)%
                                               ====            ======            ====            ======

Consolidated Gross Margin
Gross margin for the quarter, as a percent of sales, was 30.1 percent versus 28.9 percent last year. We are encouraged by this improvement especially since it was achieved despite a $30.3 million reduction in sales. While sales declined 8.9 percent, gross profit margin declined only 5.1 percent on a year-over-year basis.

The results for the quarter again showed improvement in almost all areas of Cost of Goods Sold when compared to the prior year. Most notable were our continued improvements in the area of manufacturing overhead. On a pure dollar basis, overhead spending declined by $7.9 million compared to last year. This decline of 10.9 percent is greater than the relative decline in sales from the third quarter of fiscal 2002.

Direct material costs for the third quarter, which totaled 38.3 percent of sales, were consistent with last year's performance. Although this does not by itself indicate an improvement, we are encouraged given the fact that steel costs have increased as a result of the government-imposed tariff. In addition, we have started to see cost increases in plastic components driven by recent increases in crude oil and natural gas prices. Our procurement and supply-chain teams are continuing their pursuit of numerous initiatives to further improve material costs.

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

Finally, direct labor, freight, and product distribution expenses were all down as a percent of sales as compared to the third quarter of last year.

It is important to note that during the third quarter, reductions to incentive accruals favorably impacted gross profit. These adjustments, which totaled approximately $2.5 million before taxes, were made in light of our revised financial outlook for the full fiscal year.

Operating Expenses and Operating Earnings
Third quarter operating expenses totaled $85.5 million compared to $101.9 million last year (excluding special charges of $0.3 million and $9.8 million, respectively). This is a reduction of $16.4 million or 16.1 percent on a year-over-year basis. Similar to the discussion of gross margin, operating expenses in the third quarter were favorably adjusted due to reductions in incentive accruals. These adjustments totaled approximately $1.4 million before taxes. Similar favorable pretax adjustments were made to operating expenses in the prior year third quarter totaling approximately $1.2 million.

Included in prior year third quarter operating expenses are pretax accelerated depreciation charges totaling $7.9 million. These charges resulted from our decision to replace certain sales technology assets by the end of fiscal 2002. More information on these charges can be found under the caption entitled "Change in Accounting Estimate" in the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Form 10-Q.

Other significant drivers of the year-over-year decrease in operating expenses were lower overall compensation, employee benefit, and depreciation & amortization expenses.

In the first quarter of fiscal 2003, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). This new accounting rule required us to evaluate our existing goodwill and other intangible assets for impairment. It also eliminated the amortization of goodwill. Adoption of SFAS 142 did not result in the impairment of our goodwill or other intangible assets. Pretax goodwill amortization expense for the third quarter of last year totaled approximately $0.8 million or $(.01) per share net of taxes. SFAS 142 requires us to test our recorded goodwill assets for impairment on an annual basis. This testing will be completed during the fourth quarter and we do not anticipate the results will indicate the need to recognize an impairment charge.

We are committed to managing cash flow and maintaining spending patterns at levels appropriate for the current business environment. This discipline has resulted in a significant reduction in operating expenses. Our intent is to continue the close scrutiny and monitoring of our spending in order to maintain financial flexibility. This will be done without putting at risk those programs that we believe are critical to product innovation and future growth. We currently expect to see some increases in operating expenses during the fourth quarter related primarily to our dealer merchandising program, the NeoCon trade show, and an upcoming launch of a new innovative work chair.

Throughout this fiscal year, we have been anticipating making a change to the assumed asset rate of return related our employee pension plan. This assumption is a key factor used in the actuarial determination of pension expense. Our preliminary conclusion is to adjust this factor to 8.5 percent from the 9.5 percent level used in the prior year. This change is expected to increase the fiscal year 2003 pension expense by approximately $2.3 million. As we had expected a change early in the year, the impact has been appropriately accrued through the first 3 quarters of the year. Our expectation is that this expense increase will be allocated approximately evenly between Cost of Goods Sold and Operating Expenses for the year. We believe this new assumed rate of return is a reasonable expectation given the investment profile of our employee pension fund.

Operating earnings for the quarter totaled $7.7 million or 2.5 percent of net sales as compared to negative $13.2 million or (3.9) percent in the prior year. As a reminder, these amounts include special charges totaling $0.3 million and $9.8 million for the current and prior year third quarters, respectively.

Other Income/Expenses, Net Income, and Earnings Per Share
Interest expense for the third quarter totaled $3.9 million compared to $4.7 million in the prior year. The reduction in interest expense from the prior year is attributable to lower debt levels as well as savings from our interest rate swap arrangement.

The swap arrangement resulted in net pretax interest savings of approximately $0.3 million during the third quarter. These savings resulted from swapping $40 million of our fixed rate private placement debt to a floating-rate basis in May 2002.

The amount recorded under the caption "Other (Income) Expense, Net" for the quarter totaled income of $0.7 million as compared to expense of $0.2 million in the prior year. The change from the prior year is primarily due to higher interest income related to our dealer notes receivable as well as a current quarter unrealized currency-gain on U.S. dollar-denominated cash held in the UK.

The effective tax rate for the third quarter was 34 percent compared to 36 percent in the prior year. The reduction in this rate from fiscal 2002 is driven primarily by the change in amortization of goodwill related to the adoption of SFAS 142, the effect of changes in international and state tax provisions, and the size of permanent deductible items relative to our earnings.

Third quarter net earnings totaled $3.0 million compared to a net loss of $11.6 million in the same period last year. Diluted earnings per share for the quarter were $.04 compared to $(.15) for the same period in the prior year.

Financial Condition, Liquidity, and Capital Resources
We ended the quarter with cash and cash equivalents of $188.0 million compared to $124.0 million at the end of the fourth quarter last year. Cash flow from operating activities was $35.7 million for the third quarter compared to $48.8 million in the prior year. During the quarter, we made a voluntary cash contribution to our employee pension fund totaling $15 million. This contribution reduced our operating cash flows for the period.

On a year to date basis, cash flow from operating activities was $141.1 million compared to $92.2 million last year (as restated to conform to current year presentation). In addition to the current quarter pension fund contribution, other significant items and their associated impact on operating cash flows for the current fiscal year include the following.

  Federal tax refund of $35.9 million related to prior operating losses (increase)
  Cash outflows of $11.3 million related to prior year restructuring actions (decrease)
  Cash payments of $18.2 million for taxes & interest related to the fiscal 2002 settlement with the IRS concerning our COLI program (decrease)

Future cash outflows related to last year's restructuring plan are expected to total approximately $5 million. We also expect future net cash inflows of approximately $16 million from the sale of our Rocklin, California facility. Our current expectation is for the Rocklin sale to be closed in the fourth quarter. There is currently no sale pending on the Holland Chair Plant. Consequently, we cannot be certain as to the amount or timing of its sale. Additionally, we expect to make tax & interest payments related to the COLI settlement totaling approximately $2.9 million in the first quarter of fiscal 2005.

Days sales outstanding (DSO) in accounts receivable and inventory of 55.3 increased from 52.5 in the second quarter of this year. Compared to the third quarter of last year, however, this measure improved by more than 4 days. Our ending net accounts receivable balance of $120.6 million decreased significantly from $142.1 million at the end of last fiscal year. This was a significant contributor to our strong cash flows in the third quarter. Collections on accounts receivable remain relatively strong. We believe the valuation allowance associated with our accounts receivable as of the end of the quarter is adequate to cover the risk of potential bad debts.

Capital expenditures for the quarter totaled $7.4 million compared to $11.4 million for the same period last year. Based on our reduced pace of capital spending, we expect full year spending to be in a range of $25 million to $30 million. As of the end of the quarter, the company had commitments for future capital expenditures of approximately $7.1 million.

Interest-bearing debt totaled $233.0 million at the end of the third quarter. This compares to $231.8 million at the end of the second quarter and $235.1 million at the end of fiscal 2002. The increase from the second quarter is the result of an adjustment for the fair value of our interest rate swap arrangement. This adjustment did not have an impact on earnings for the quarter. The reduction in interest bearing debt from the prior year-end is the result of paying off bank debt associated with our former Australian business unit. As of the end of the quarter, we were in full compliance with all provisions of our debt covenants.

Share repurchase activity during the third quarter resulted in the purchase of 493,600 shares for approximately $8.3 million. This approximates an average price per share of $16.91. During the same period last year, share repurchases related primarily to employee benefit plan transactions and totaled only $0.4 million. We currently have approximately $57 million remaining on our share repurchase authorization. As always, we will balance the level of our repurchases with our cash flow, our desire to reinvest in the business, and our mandate to maintain a high degree of financial flexibility.

Cash outflows for dividends during the quarter of $2.7 million equaled that for the same period last year.

Our unsecured revolving credit facility provides for borrowings of up to $200 million. There were no borrowings on this facility at quarter end, however, outstanding standby letters of credit in the amount of $10.2 million are considered usage against the facility. For further information related to these standby letters of credit, refer to the footnote entitled "Guarantees, Indemnifications, and Contingencies" in the Notes to Condensed Consolidated Financial Statements contained in Part 1, Item 1 of this Form 10-Q.

We believe that cash on hand, cash generated from operations, and availability on our credit facilities will provide adequate liquidity to fund near term and future operations and capital additions of the company.

Subsequent Events

Restructuring Actions
Subsequent to the completion of the third quarter, further restructuring actions were announced that involve employee headcount reductions in both our domestic and international operations. In total, approximately 144 positions will be eliminated resulting in pretax severance & outplacement charges of between $3.5 million to $4 million. An additional pretax charge totaling approximately $1 million is expected due to incremental pension-related expenses resulting directly from the restructuring. Our expectation is that the headcount reduction will be substantially complete by the end of fiscal 2003. As a result, these charges will be recognized under the caption "Special Charges" in the fourth quarter. Annual savings resulting from these actions are expected to range between $8 million and $9 million.

GSA Audit Settlement
On March 19, 2003, a tentative settlement was reached in mediation concerning an audit of the company's compliance with its General Services Administration ("GSA") international contract for the years between 1991 and 1993. The terms of the settlement, which remain subject to final government approval, will require the company to pay approximately $0.6 million to the United States Government. This payment is expected to be made during the fourth quarter of fiscal 2003. The financial impact of this settlement was previously reserved for and, as a result, there will be no effect on future earnings.

Management Realignment
On March 6, 2003, the company announced that Brian Walker would be promoted to President and Chief Operating Officer of worldwide operations. Prior to this announcement, Mr. Walker served as President of the company's North American operations.

Scheduled Debt Repayment
Subsequent to the end of the third quarter, the company made a scheduled $10 million principal payment on its outstanding private placement note balance. This payment brings the remaining outstanding note balance to $45 million.

Safe Harbor Provisions

Certain statements in this filing are not historical facts but are "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Furthermore, Herman Miller, Inc., undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise. Forward-looking statements include, but are not limited to, statements concerning the outcome of GSA audits, dealer network health, supplier risk, future sales and earnings levels, future gross margin expectations, future operating expenses and expense ratios, future cash flows, future share repurchases, future capital expenditures, future asset sales, and future tax rates.

Item 3:   Quantitative and Qualitative Disclosures About Market Risk

During the first nine months of fiscal 2003, there was no material change in foreign exchange risk or material impact of interest rates.

Item 4:   Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures. The company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this Form 10-Q Quarterly Report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the company would be made known to them by others within the company, particularly during the period in which this Form 10-Q Quarterly Report was being prepared.

(b)

Changes in Internal Controls. There were no significant changes in the company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

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

99.1 Certificate of the Chief Executive Officer of Herman Miller, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

99.2 Certificate of the Chief Financial Officer of Herman Miller, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

HERMAN MILLER, INC.
April 14, 2003	/s/ Michael A. Volkema Michael A. Volkema Chief Executive Officer
April 14, 2003	/s/ Elizabeth A. Nickels Elizabeth A. Nickels Chief Financial Officer

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

Date:    April 14, 2003

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

Date:    April 14, 2003

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
Chief Executive Officer of
HERMAN MILLER, INC.

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.1350):

I, Michael A. Volkema, Chief Executive Officer of Herman Miller, Inc., certify that to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

(1)         The quarterly report on Form 10-Q for the quarterly period ended March 1, 2003, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

(2)         The information contained in this quarterly report on Form 10-Q for the quarterly period ended March 1, 2003, fairly represents, in all material respects, the financial condition and results of operations of Herman Miller, Inc.

HERMAN MILLER, INC.

Date: April 14, 2003	By:	/s/ Michael A. Volkema Michael A. Volkema
	Its:	Chief Executive Officer

EXHIBIT 99.2

Certificate of the
Chief Financial Officer of
HERMAN MILLER, INC.

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.1350):

I, Elizabeth A. Nickels, Chief Financial Officer of Herman Miller, Inc., certify that to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

(1)         The quarterly report on Form 10-Q for the quarterly period ended March 1, 2003, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

(2)         The information contained in this quarterly report on Form 10-Q for the quarterly period ended March 1, 2003, fairly represents, in all material respects, the financial condition and results of operations of Herman Miller, Inc.

HERMAN MILLER, INC.

Date: April 14, 2003	By:	/s/ Elizabeth A. Nickels Elizabeth A. Nickels
	Its:	Chief Financial Officer