Form 10-K
period 2003-05-31
MILLER HERMAN INC
filed 2003-08-25
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

X	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year Ended May 31, 2003	Commission File No. 001-15141
Herman Miller, Inc. (Exact name of registrant as specified in its charter)
Michigan (State or other jurisdiction of incorporation or organization)	38-0837640 (I.R.S. Employer Identification No.)
855 East Main Avenue PO Box 302 Zeeland, Michigan (Address of principal executive offices)	49464-0302 (Zip Code)

Registrant’s telephone number, including area code: (616) 654 3000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $.20 Par Value (Title of Class)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes  X       No

The aggregate market value of the stock held by “nonaffiliates” of the registrant (for this purpose only, the affiliates of the registrant have been assumed to be the executive officers and directors of the registrant and their associates) as of November 29, 2002, the last business day of the registrant's second fiscal quarter, was $1,432,238,767 (based on $19.94 per share which was the closing sale price as reported by NASDAQ).

The number of shares outstanding of the registrant’s common stock, as of August 18, 2003:
Common stock, $.20 par value-72,853,440 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on September 29, 2003, are incorporated into Part III of this report.

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

(b) Financial Information About Industry Segments

The company’s operations are in a single industry segment—the design, manufacture, and sale of office furniture systems, and related products and services. Accordingly, no separate industry segment information is presented.

(c) Narrative Description of Business

The company’s principal business consists of the research, design, development, manufacture, and sale of office furniture systems, products, and related services. Most of these systems and products are coordinated in design so that they may be used together.

The company is a leader in design and development of furniture and furniture systems. This leadership is exemplified by the innovative concepts introduced by the company in its modular systems Action Office®, Q™ System, Ethospace®, and Resolve®. Action Office, the company’s series of three freestanding office partition and furnishing systems, is believed to be the first such system to be introduced and nationally marketed and, as such, popularized the “open plan” approach to office space utilization. Ethospace interiors is a system of movable full- and partial-height walls, with panels and individual wall segments that interchangeably attach to wall framework. It includes wall-attached work surfaces and storage/display units, electrical distribution, lighting, organizing tools, and freestanding components. Resolve is a more flexible systems solution based on 120 degree angles around a steel pole and uses fabric screens and canopies for space definition. The company also offers a broad array of seating (including Aeron®, Mirra™, Equa®, Ergon®, Ambi®, and Reaction® office chairs), storage (including Meridian® filing products), wooden casegoods (including Geiger products), and freestanding furniture products (including Passage®).

The company’s products are marketed worldwide by its own sales staff, its owned dealer network, independent dealers, and via the Internet. Salespersons work with dealers, the design and architectural community, as well as directly with end-users. Seeking and strengthening the various distribution channels within the marketplace is a major focus of the company. Independent dealerships concentrate on the sale of Herman Miller products and some complementary product lines of other manufacturers. Approximately 60 percent of the company’s sales in the fiscal year ended May 31, 2003 were made to or through independent dealers. The remaining sales were made directly to end-users, including federal, state, and local governments, and several major corporations, by either the company’s own sales staff or its owned dealer network.

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

New Product and Industry Segment Information

During the past 12 months, the company has not made any public announcement of, or otherwise made public information about, a new product or a new industry segment that would require the investment of a material amount of the company’s assets or that would otherwise result in a material cost.

Raw Materials

The company’s manufacturing materials are available from a significant number of sources within the United States, Canada, Europe, and Asia. To date, the company has not experienced any difficulties in obtaining its raw materials. The raw materials used are neither unique to the industry nor are they rare.

Patents, Trademarks, Licenses, Etc.

The company has approximately 169 active United States utility patents on various components used in its products and approximately 103 active United States design patents. Many of the inventions covered by the United States patents also have been patented in a number of foreign countries. Various trademarks, including the name and style “Herman Miller,” and the “Herman Miller Symbolic M” trademark, are registered in the United States and many foreign countries. The company does not believe that any material part of its business depends on the continued availability of any one or all of its patents or trademarks, or that its business would be materially adversely affected by the loss of any thereof, except the “Herman Miller,” “Action Office,” “Aeron,” “Mirra,” “PostureFit,” “Ergon,” “Equa,” “Ethospace,” “Resolve,” “Geiger”, and “Herman Miller Symbolic M” trademarks.

Working Capital Practices

The company does not believe that it or the industry in general has any special practices or special conditions affecting working capital items that are significant for an understanding of the company’s business.

Customer Base

No single dealer accounted for more than 3 percent of the company’s net sales in the fiscal year ended May 31, 2003. For fiscal 2003, the largest single end-user customer accounted for 9.6 percent of the company’s net sales with the 10 largest of such customers accounting for approximately 18 percent of net sales. The company does not believe that its business depends on any single or small number of customers, the loss of which would have a materially adverse effect upon the company.

Backlog of Orders

As of May 31, 2003, the company’s backlog of unfilled orders was $182.0 million. At June 1, 2002, the company’s backlog totaled $200.6 million. It is expected that substantially all the orders forming the backlog at May 31, 2003, will be filled during the current fiscal year. Many orders received by the company are reflected in the backlog for only a short period while other orders specify delayed shipments and are carried in the backlog for up to one year. Accordingly, the amount of the backlog at any particular time does not necessarily indicate the level of net sales for a particular succeeding period.

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

Research, Design and Development

The company draws great competitive strength from its research, design and development programs. Accordingly, the company believes that its research and design activities are of significant importance. Through research, the company seeks to define and clarify customer needs and problems and to design, through innovation where feasible and appropriate, products and services as solutions to these customer needs and problems. The company uses both internal and independent research and design resources. Exclusive of royalty payments, approximately $33.3 million, $33.9 million, and $37.2 million was spent by the company on design and research activities in fiscal 2003, 2002, and 2001, respectively. Generally, royalties are paid to designers of the company’s products as the products are sold and are not included in research and development costs since they are variable based on product sales.

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

Human Resources

The company considers its human resources to be another of its major competitive strengths. The company stresses individual employee participation and incentives, believing that this emphasis has helped to attract and retain a capable work force. The company’s human resources group provides employee recruitment, education and development, and compensation planning and counseling. There have been no work stoppages or labor disputes in the company’s history, and its relations with its employees are considered good. Approximately 464 of the company’s employees are represented by collective bargaining agents, most of whom are employees of its Integrated Metal Technology, Inc., and Herman Miller Limited (U.K.) subsidiaries. As such, these subsidiaries are parties to collective bargaining agreements with these employees.

As of May 31, 2003, the company employed 6,109 full-time and 206 part-time employees, representing a 13.4 percent decrease in full-time employees and a 12.3 percent decrease in part-time employees compared with June 1, 2002. In addition to its employee work force, the company uses purchased labor to meet uneven demand in its manufacturing operations.

(d) Information About International Operations

The company’s sales in international markets primarily are made to office/institutional customers. Foreign sales consist mostly of office furniture products such as Ethospace and Action Office systems, seating, and storage products. The company conducts business in the following major markets: Canada, Europe, Latin America, and the Asia/Pacific region. In certain other foreign markets, the company’s products are offered through licensing of foreign manufacturers on a royalty basis.

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

Additional information with respect to operations by geographic area appears in the note “Operating Segments” of the Notes to the Consolidated Financial Statements on page 53. Fluctuating exchange rates and factors beyond the control of the company, such as tariff and foreign economic policies, may affect future results of international operations.

Available Information

The company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are made available free of charge through the “Investors” section of the company’s internet website at www.hermanmiller.com, as soon as practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Item 2 PROPERTIES

The company owns or leases facilities located throughout the United States and several foreign countries, including Canada, France, Germany, Italy, Japan, Mexico, and the United Kingdom. The location, square footage, and use of the most significant facilities at May 31, 2003, were as follows.

Owned Locations	Square Footage	Use

Holland, Michigan (1)	1,117,500	Manufacturing, Distribution, Warehouse, Design, Office
Spring Lake, Michigan	818,300	Manufacturing, Warehouse, Office
Zeeland, Michigan	784,900	Manufacturing, Warehouse, Office
Canton, Georgia (2)	327,800	Manufacturing, Warehouse

Leased Locations

Holland, Michigan (3)	288,400	Manufacturing, Distribution, Warehouse
Zeeland, Michigan	103,000	Manufacturing, Warehouse, Office
Fulton, Georgia	176,700	Manufacturing, Warehouse, Office
England, U.K	160,500	Manufacturing, Warehouse
Atlanta, Georgia	115,000	Warehouse, Distribution

The company also maintains showrooms or sales offices near most major metropolitan areas throughout North America, Europe, Asia/Pacific, and Latin America. The company considers its existing facilities to be in excellent condition, efficiently utilized, well suited, and adequate for its design, production, distribution, and selling requirements.

(1) Includes approximately 200,000 square feet of manufacturing space exited as part of the fiscal 2002 restructuring plan. This property remained for sale at May 31, 2003.
(2) Facility will be exited and marketed for sale as part of a restructuring action announced subsequent to May 31, 2003.
(3) Includes approximately 170,000 square feet of warehouse space exited as part of the fiscal 2002 restructuring plan. The company exercised the termination option on this lease subsequent to May 31, 2003. The remaining square footage noted relates to manufacturing space that will be exited in connection with a fiscal 2003 restructuring action. The company is planning on completing this exit plan by November 2003.

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

Item 4 SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended May 31, 2003.

ADDITIONAL ITEM: EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information relating to Executive Officers of the company is as follows.

Name	Age	Year Elected an Executive Officer	Position with the Company
James E. Christenson	56	1989	Senior Vice President, Legal Services, and Secretary
Kenneth L. Goodson Jr	51	2003	Senior Vice President, North American Operations
David M. Knibbe	48	1997	Senior Vice President, Sales and Distribution
Andrew J. Lock	49	2003	Senior Vice President, People and Information Services
Kristen L. Manos	44	2003	Senior Vice President, Marketing & Market Development
Gary S. Miller	53	1984	Chief Development Officer
Elizabeth A. Nickels	41	2000	Chief Financial Officer
Joseph M. Nowicki	41	2003	Treasurer and Vice President, Investor Relations
John P. Portlock	57	2003	President, Herman Miller International
Curtis S. Pullen	43	2003	Senior Vice President, Dealer Distribution
Gary VanSpronsen	47	1998	Senior Vice President, New Business Development
Michael A. Volkema	47	1995	Chairman and Chief Executive Officer
Charles J. Vranian	53	2003	Senior Vice President, Design, Development, and Product Management
Brian C. Walker	41	1996	President and Chief Operating Officer

Except as discussed in this paragraph, each of the named officers has served the company in an executive capacity for more than six years. Mr. Goodson was Senior Vice President of the company’s seating procurement groups from 1997 to 2001, President of Herman Miller’s Integrated Metal Technology, Miltech, and Powder Coat Technologies subsidiaries from 1990 to 1997, and Director of Operations at one of the company’s West Michigan facilities from 1987 to 1990. Mr. Knibbe was the Vice President of Sales and Distribution for Herman Miller, Inc., from 1996 to 1997; president of Workplace Resource, Inc., from 1995 to 1996; and Vice President of Sales and Distribution for Meridian, Inc., from 1990 to 1995. Mr. Lock was Senior Vice President for People Services from 2000 to 2003, Vice President for Integration from 1998 to 2000, and Vice President of International Human Resources from 1997 to 1998. Ms. Manos joined Herman Miller in 2002. Prior to this, she served as Vice President of Global Marketing and Global Product Marketing & Development at Haworth, Inc. for five years. Ms. Nickels joined Herman Miller, Inc., in 2000, and prior to this was chief financial officer of Universal Forest Products, Inc., for seven years. Mr. Nowicki was the Vice President of Finance for International Operations from 2000 to 2003. Before this, he served in various financial functions within the company. Mr. Portlock was President of European Operations from 2000 to 2002, President of Northern European Operations from 1997 to 2000, U.K. Managing Director of Operations from 1993 to 1997, and U.K. Sales and Marketing Director from 1989 to 1993. Mr. Pullen was Senior Vice President of Finance for North American Operations from 2000 to 2003, Vice President of Finance for International Operations from 1992 to 2000, and Director of Internal Audit from 1991 to 1992. Mr. VanSpronsen was the President of Miller SQA from January 1998 to September 1998, and Vice President and General Manager of Miller SQA from June 1992 to December 1997. Mr. Vranian was Vice President of Product Management and Marketing from 1998 to 2001, Vice President of Design, Development, and Marketing for Miller SQA from 1995 to 1998. Prior to this, he served in various product development, marketing and finance roles within the company.

PART II

Item 5 MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED
SHAREHOLDER MATTERS

Share Price, Earnings, And Dividends Summary

Herman Miller, Inc., common stock is quoted in the NASDAQ-National Market System (NASDAQ-NMS Symbol: MLHR). As of August 11, 2003, there were approximately 18,500 shareholders of record of the company’s common stock.

Per Share and Unaudited	Market Price High	Market Price Low	Market Price Close	Earnings Per Share- Diluted(1)	Dividends Per Share
Year Ended May 31, 2003
First quarter	$23.77	$15.49	$15.49	$.13	$.03625
Second quarter	19.94	14.58	19.94	.16	.03625
Third quarter	19.95	15.37	15.63	.04	.03625
Fourth quarter	19.34	15.46	19.34	(.02)	.03625
Year	$23.77	$14.58	$19.34	$.31	$.14500
Year Ended June 1, 2002
First quarter	$26.91	$22.82	$22.82	$(.04)	$.03625
Second quarter	23.00	18.25	21.86	(.30)	.03625
Third quarter	25.65	21.76	24.85	(.15)	.03625
Fourth quarter	25.41	21.53	23.46	(.25)	.03625
Year	$26.91	$18.25	$23.46	$(.74)	$.14500

(1)     For fiscal quarters ending with a reported loss, shares resulting from stock option plans would be anti-dilutive to earnings per share and have not been included in diluted earnings per share.

Item 6 SELECTED FINANCIAL DATA

Review of Operations
(In Millions, Except Per Share Data)	2003	2002	2001	2000	1999
Operating Results
Net Sales (3)	$1,336.5	$1,468.7	$2,236.2	$2,010.2	$1,828.4
Gross Margin (3)	423.6	440.3	755.7	680.4	641.6
Selling, General, and Administrative (3)	319.8	399.7	475.4	404.4	379.3
Design and Research Expense	39.1	38.9	44.3	41.3	38.0
Operating Earnings	48.3	(79.9)	236.0	234.7	224.3
Earnings Before Income Taxes	35.8	(91.0)	225.1	221.8	229.9
Net Earnings	23.3	(56.0)	140.6	139.7	141.8
Cash Flow from Operating Activities	144.7	54.6	211.8	202.1	205.6
Depreciation and Amortization	69.4	112.9	92.6	77.1	62.1
Capital Expenditures	29.0	52.4	105.0	135.7	103.4
Common Stock Repurchased plus Cash Dividends Paid	$72.7	$30.3	$105.3	$101.6	$179.7

Key Ratios
Sales Growth (Decline) (3)	(9.0)	(34.3)	11.2	9.9	3.1
Gross Margin (1), (3)	31.7	30.0	33.8	33.8	35.1
Selling, General, and Administrative (1), (3)	23.9	27.3	21.3	20.1	20.7
Design and Research Expense (1), (3)	2.9	2.6	2.0	2.1	2.1
Operating Earnings (1), (3)	3.6	(5.4)	10.6	11.7	12.3
Net Earnings Growth (Decline)	141.6	(139.8)	0.6	(1.5)	10.5
After-Tax Return on Net Sales (3), (5)	1.7	(3.8)	6.3	6.9	7.8
After-Tax Return on Average Assets (6)	3.0	(6.3)	14.5	16.5	18.5
After-Tax Return on Average Equity (7)	10.3	(18.2)	43.5	55.5	64.4

Share and Per Share Data (2)
Earnings per Share-Diluted	$.31	$(.74)	$1.81	$1.74	$1.67
Cash Dividends Declared per Share	.15	.15	.15	.15	.15
Book Value per Share at Year End	2.62	3.45	4.63	3.76	2.63
Market Price per Share at Year End	$19.34	$23.46	$26.90	$29.75	$20.19
Weighted Average Shares Outstanding- Diluted	74.5	75.9	77.6	80.5	84.8

Financial Condition
Total Assets	$767.5	$788.0	$996.5	$941.2	$751.5
Working Capital (4)	189.9	188.7	191.6	99.1	55.5
Current Ratio	1.7	1.8	1.5	.9	1.0
Interest-Bearing Debt	223.0	235.1	259.3	225.6	147.6
Shareholders’ Equity	191.0	263.0	351.5	294.5	209.1
Total Capital	414.0	498.1	610.8	520.1	356.7

(1) Shown as a percent of net sales.
(2) Retroactively adjusted to reflect two-for-one stock splits occurring in 1998 and 1997.
(3) Amounts for 1993-2000 were restated in 2001 to reflect reclassification of certain expenses.
(4) Calculated using current assets less non-interest bearing current liabilities.
(5) Calculated as net earnings divided by net sales.
(6) Calculated as net earnings divided by average assets.
(7) Calculated as net earnings divided by average equity.

1998	1997	1996	1995	1994	1993

$1,773.0	$1,543.8	$1,325.0	$1,117.8	$983.7	$883.1
613.0	509.5	418.4	362.0	322.9	285.7
370.9	335.2	299.5	287.4	230.9	217.4
33.8	29.1	27.5	33.7	30.2	24.5
208.3	130.7	74.9	9.1	61.8	43.8
209.5	125.9	70.1	4.0	63.5	42.4
128.3	74.4	45.9	4.3	40.4	22.1
268.7	218.2	124.5	29.9	69.8	82.6
50.7	48.0	45.0	39.7	33.2	31.6
73.6	54.5	54.4	63.4	40.3	43.4

$215.5	$110.4	$38.1	$13.6	$38.5	$21.2

14.8	16.5	18.5	13.6	11.4	6.3
34.6	33.0	31.6	32.4	32.8	32.4
20.9	21.7	22.6	25.7	23.5	24.6
1.9	1.9	2.1	3.0	3.1	2.8
11.7	8.5	5.7	0.8	6.3	5.0
72.4	62.1	967.4	(89.4)	82.8	256.7
7.2	4.8	3.5	0.4	4.1	2.5
16.7	10.3	6.8	0.7	7.9	4.6
49.5	25.0	15.4	1.5	13.9	7.8

$1.39	$.77	$.46	$.04	$.40	$.22
.15	.13	.13	.13	.13	.13
2.66	3.12	3.12	2.89	3.01	2.84
$27.69	$17.88	$7.72	$5.42	$6.22	$6.41

92.0	96.1	100.5	99.2	101.0	100.0

$784.3	$755.6	$694.9	$659.0	$533.7	$484.3
77.2	135.7	151.8	133.7	106.6	87.8
1.1	1.4	1.6	1.2	1.3	1.5
130.7	127.4	131.7	144.2	70.0	39.9
231.0	287.1	308.1	286.9	296.3	283.9
361.7	414.5	439.8	431.1	366.3	323.8

Item 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis
You should read the issues discussed in Management’s Discussion and Analysis in conjunction with the company’s consolidated financial statements and the Notes to the Consolidated Financial Statements included in the company’s Form 10-K.

Overview
In our 2002 annual report, we noted the contract furniture industry had experienced the worst business environment in decades. At that time, it was difficult to predict the timing and extent of an industry recovery. Facing this uncertainty, we focused on the tough business decisions that, in our view, made us a leaner and stronger organization. We believed that we were positioned to produce stronger returns in the future.

As we look back on our fiscal 2003 financial results, two things become immediately clear. First, the industry failed to show signs of recovery throughout most of the year. To the contrary, industry sales further contracted and the competitive landscape intensified. Second, we were able to deliver improved profitability and cash flow in the midst of an even more challenging business environment.

The leading economic indicators for our industry showed mixed results during the fiscal year. New office construction rates declined substantially from the prior year (1) while office worker unemployment edged upward over the same period.(2) Corporate profitability, however, moved in a more encouraging direction and showed marginal improvement throughout the year.(3)

The business climate in fiscal 2003 was also unsettled by geopolitical instability. The war in Iraq, conflicts in Afghanistan and other parts of the Middle East, and increasing tensions over North Korea were all factors adding to global economic uncertainty.

In response to these factors, companies continued to defer plans to buy furniture. Competitive pricing pressure increased as industry participants battled for fewer new projects. Our order pacing for the year averaged $25.3 million per week as compared to $27.8 million in the prior year. Given the year-over-year reduction in demand, we relied more heavily on order activity from our installed-product base to generate positive profitability and cash flow.

The health of our owned and independent dealer network remains a key area of focus at the highest levels within our organization. Current business conditions have continued to place financial pressure on several of our dealers. The primary risks to our business resulting from the financial difficulties experienced by a dealer are the potential disruption of our distribution channels, the resulting adverse impact on our customers, and the credit risk related to the limited instances in which we have entered into dealer financing arrangements.

While these risks cannot be avoided with certainty, we believe our action plans have largely mitigated them. Our dealer financing arrangements have enhanced the financial stability of certain dealers. We believe our recorded reserves related to dealer notes receivable are adequate to cover the associated credit risk of these arrangements. In fact, these reserves, as a percent of gross notes receivable, totaled 49.0 percent at the end of fiscal 2003 compared to 22.3 percent last year. Additionally, we believe our marketing and merchandising strategies have positioned our dealers to compete effectively in each of our key markets.

(1) U.S. Dept. of Commerce, U.S. Census Bureau; June 2, 2003 press release on seasonally adjusted construction statistics as of April 2003; Table 1.
(2) U.S. Dept. of Labor, Bureau of Labor Statistics; May 2003 employment statistics; Table A-10.
(3) U.S. Dept. of Commerce, Bureau of Economic Analysis; National Income and Product Accounts (NIPA) Tables; June 26, 2003; Table 1.14.

Throughout the year we continued to implement the restructuring initiatives announced during fiscal 2002. These initiatives, which involved significant workforce and square footage reductions, sourcing changes for select products and services, and brand consolidation, are now largely completed. As planned, the financial benefits from these actions translated into improved profitability.

Despite this work and the significant benefits achieved, we decided once again to undertake restructuring actions to further enhance operational efficiency and profitability. During the fourth quarter of this year, we announced workforce reductions involving approximately 150 employees in our worldwide operations.

In addition to this, due largely to improvements made through our lean manufacturing program, the Herman Miller Production System (HMPS), we were able to announce plans for two more facility consolidations. First, during the fourth quarter we announced the planned consolidation of our Holland, Michigan Formcoat operation into existing space located in Zeeland, Michigan. The second move was announced subsequent to year-end and involves the relocation of our Canton, Georgia operation into our Spring Lake, Michigan campus.

During the year we made significant changes and additions to key management positions. Brian Walker, previously President of our North American operations, was elected to our board of directors and promoted to President and Chief Operating Officer. In his new role, Brian will oversee all aspects of our worldwide operations. We also bolstered management strength in the area of product marketing and realigned the corporate finance team. All of these changes were implemented to make sure we have the right people focused in the right areas.

New product innovation remains a key requirement of our mission to create great places to work. This year we built upon our history of industry-leading innovation through the introduction of several new products. These include, among others, PostureFitTM, a breakthrough technology in ergonomic seating, and MirraTM, a high-performance work chair aimed at the mid-market price category. While we have demonstrated our focus on cost containment, we have done so without compromising our investment in future innovation. In fact, our fiscal 2003 spending in the area of design and research, including royalty payments, totaled $39.1 million, an increase in both dollars and percent-of-sales from the prior year.

Our fiscal 2003 results provide the best evidence that we have weathered the economic storm and remain in a strong financial condition. We delivered four consecutive quarters of significantly improved year-over-year net earnings. This was accomplished even as sales for the full year declined $132.2 million or 9 percent from the prior year. We generated $144.7 million in cash flow from operations and ended the year with a combined cash, cash equivalents, and short-term investment balance of $197 million. At the same time, we reduced total interest-bearing debt by $12.1 million. Our employee-owners remain focused on continuous improvement and our management team continues to demonstrate a willingness to respond proactively to industry conditions.

Restructuring Activities
As previously mentioned, during the year we made significant progress toward the completion of the restructuring actions announced in fiscal 2002. In addition, during the current year we announced further actions. In all of these efforts our goal has remained the same – to lower the cost of doing business without compromising customer service or our ability to respond to renewed demand in the future.

Last year, we reported to you the plan to aggressively reduce our overall manufacturing, warehousing and office square footage. This plan involved both leased and owned facilities. The following is an update on the status of the major facilities exited in connection with our fiscal 2002, as well as the recently announced, consolidation actions.

•	Rocklin, California (owned) — The sale of our 338,000 square foot Rocklin facility was successfully completed in the fourth quarter of this year. Proceeds from the sale totaled $17.2 million.
•	Holland, Michigan Chair Plant (owned) — As of the end of the fiscal year, the Holland chair plant remains for sale. Throughout the year, we saw a significant amount of interest in this 200,000 square foot facility. In fact, in the fourth quarter we received a letter of intent from an interested party and, subsequent to year-end, we entered into a formal sales agreement. We expect this sale to be completed during the first half of fiscal 2004 provided all contingencies are cleared.

•	Spring Lake, Michigan PCT (owned) — We successfully completed the sale of our 103,000 square foot Powder Coat Technology painting facility during the first quarter of fiscal 2003. Proceeds from the sale totaled $3.0 million.

•	Canton, Georgia (owned) — Our 328,000 square foot Canton manufacturing facility has been appraised and is currently listed for sale. While the timing of the building sale remains unknown, we expect to have the Canton manufacturing operations moved by February 2004.

•	Holland, Michigan Formcoat (leased) — The remaining lease-term on this 118,000 square foot manufacturing facility is approximately 18 months. Due to this relatively short timeframe, our ability to enter into a sub-lease arrangement is unknown. We expect to complete the transfer of the Formcoat operation by November 2003.

•	Zeeland, Michigan (leased) — A large portion (approximately 80 percent) of these buildings, representing a combined 218,000 square feet, referred to as the DeJonge facilities, is now under sub-lease.

Pretax restructuring charges totaling $16.4 and $81.6 million were recognized in fiscal 2003 and fiscal 2002, respectively. The following is a breakdown by category of these charges.

(In Millions)
	Fiscal 2003	Fiscal 2002
Severance and outplacement	$ 4.0	$30.5
Asset impairments	$11.4	$28.0
Pension related	$(0.4)	$ 8.1
Lease and supplier contract terminations	$ 0.3	$ 6.1
Facility exit costs and other	$ 1.1	$ 8.9
Total	$16.4	$81.6

Of the total fiscal 2003 charges, $15.9 million was recognized in the fourth quarter. Fixed asset impairments related to the Canton, Georgia and Formcoat consolidation projects totaled $13.5 million. The workforce reduction action announced during the fourth quarter resulted in additional charges of $3.6 million. Accrual adjustments totaling $1.2 million reduced fourth quarter restructuring expenses and were primarily related to the final sale of our Rocklin, California facility.

The remaining fiscal 2003 charges totaled approximately $0.5 million and related principally to changes in assumptions around carrying costs and sub-lease timing for previously exited facilities. Also included in this remaining charge are credits recognized in the first quarter of fiscal 2003 related to the re-deployment of fixed assets in our ongoing manufacturing operation. These assets were previously impaired in connection with the restructuring plan.

We expect to incur additional restructuring expenses of approximately $14.7 million related to the most recent workforce reduction and facility consolidations. The majority of these charges will likely be recognized in the first half of fiscal 2004. In total, these new actions are expected to result in future cash outflows of between $14 million and $16 million, and annualized pre-tax cost savings of between $18 million and $20 million.

Financial Results
Consolidated Net Sales, Orders, and Backlog
Fiscal 2003 net sales totaled $1,336.5 million compared to $1,468.7 million in fiscal 2002 and $2,236.2 million in fiscal 2001. On a percentage basis, net sales for the current year declined 9.0 percent from fiscal 2002. Weekly sales averaged $27.1 million during the first half of fiscal 2003, and dropped to an average of $24.3 million in the second half. By comparison, the same averages in fiscal 2002 totaled $31.0 million and $25.5 million, respectively. The relative change from the first half of the fiscal year to the second is partially attributable to the normal seasonality of our business.

We entered the year with a backlog of approximately $200.6 million. Net trade orders for fiscal 2003 of $1,317.9 million were slightly lower than net sales. This resulted in a reduction in our ending backlog, which totaled $182.0 million at the end of the year. On a weekly average basis, orders for fiscal 2003 averaged $25.3 million. Net trade orders in fiscal 2002 totaled $1,446.1 million or an average of $27.8 million per week.

Domestic Operations
Our domestic sales this year totaled $1,134.0 million and were down approximately 9.2 percent from the prior year total of $1,249.2 million. Two years ago, in fiscal 2001, domestic net sales totaled $1,889.1 million.

Increased price discounting has continued to place significant pressure on our top line. While we have strived to avoid deep discounting by focusing on product and service differentiation, as well as other forms of incentives, this pressure has remained a competitive reality. Higher domestic discounting in fiscal 2003 reduced net sales by approximately $18 million compared to fiscal 2002. Year-over-year net sales in fiscal years 2002 and 2001 declined $21.1 million and $7.9 million, respectively, as a result of increased discounting.

Domestic new orders totaled $1,117.0 million in fiscal 2003 compared to $1,221.6 million in fiscal 2002 and $1,831.9 million in fiscal 2001. This represents year-over-year declines of 8.6 percent and 33.3 percent for 2003 and 2002, respectively.

The Business and Institutional Furniture Manufacturers Association (BIFMA) reported that U.S. sales declined approximately 11.4 percent in the 12 months ended May 2003 and 25.3 percent for the same period ended May 2002. For the 12-month period ended May 2001, BIFMA reported a slight year-over-year increase in sales of 1.9 percent.

As previously discussed, we believe that corporate profitability, office-worker employment levels, and new office construction are among the leading macro-economic indicators of demand for office furniture in the U.S. While these indicators were mixed over the past year, the latest BIFMA forecast estimates that year-over-year industry shipments will decline 8.5 percent in calendar year 2003 and increase 14.0 percent during calendar year 2004. Considering the BIFMA forecast data that most closely corresponds to our fiscal quarters, year-over-year industry shipments are expected to remain relatively flat during our fiscal 2004.

International Operations and Exports from the United States
Sales in our international operations declined on a year-over-year basis in most of our international markets. The exception to this was Mexico, which experienced significant growth due mainly to a few large project wins. In total, net sales for our international business totaled $202.5 million for fiscal 2003. This is a reduction of approximately 7.7 percent from $219.5 million reported in the prior year. In fiscal 2001, international net sales totaled $347.0 million. International sales accounted for 15.2 percent of consolidated sales in fiscal 2003, which is similar to the past several years.

We reported last year a number of the changes in our international operations as a result of the restructuring plan. To recap, we first improved the utilization of our domestic infrastructure and customer service capabilities to support the export business, allowing us to decrease overhead previously dedicated to the international business. Second, we eliminated certain positions and now rely on fewer people, reducing overall compensation costs. Third, we strengthened the distribution channels and increased the use of dealer relationships, lowering our fixed direct selling costs.

We are pleased to report that these efforts allowed us to return to positive international net earnings of $3.0 million in fiscal 2003. This compares to negative net earnings of $7.5 million in the prior year and positive $12.5 million in fiscal 2001.

Gross Margin
We are pleased to report a significant improvement in gross margin performance as compared to a year ago. Fiscal 2003 gross margin, as a percent of net sales, was 31.7 percent compared to 30.0 percent in 2002 and 33.8 percent in 2001. The year-over-year improvement of 1.7 percentage points was accomplished despite a reduction in net sales of $132.2 million. This improvement was made possible through both the cost reductions resulting from the restructuring as well as the hard work of our operations leadership in implementing the lean manufacturing principles of HMPS.

We made improvements in most areas of cost of sales, including manufacturing overhead, direct labor, freight, and product distribution. The only exception was in direct materials, which increased slightly over the fiscal 2002 level. Higher steel costs resulting from the government-imposed tariff as well as increases in plastic components and fuel costs contributed significantly to our direct material cost performance. Another major factor in the percent of sales increase for direct materials was the higher level of price discounting, which lowered overall net sales and, consequently, gross profit by more than $18 million.

Our procurement and supply-chain management teams have continued to do an excellent job managing the effects of increasing material costs. Through supplier negotiation and sourcing consolidation, they have been able to significantly reduce our initial estimates of the impact of the steel, plastics, and fuel costs.

The rationalization of our supplier-base continues to be an important component of our overall procurement strategy. This effort, in connection with HMPS, has resulted in improved efficiency, costs, and reliability. Despite the benefits received, this strategy does increase the risks associated with supplier transitions and, potentially, dependence upon fewer suppliers. We continue to seek financially strong suppliers interested in long-term business relationships to minimize the risk of interruption to our business.

The single largest area of margin improvement came in the area of manufacturing overhead. On a sales-adjusted basis, current year overhead spending declined almost $12 million or approximately 0.9 percent of sales from fiscal 2002.

We have long employed a variable compensation program tied to internal measures of profitability and capital utilization. We are pleased that, as a result of our improved year-over-year financial performance in the current year, our employee-owners earned a small bonus. In total, pretax variable compensation costs included in our fiscal 2003 gross margin totaled $1.0 million. In 2002, we recorded pretax credits in cost of sales totaling $0.9 million as a result of reductions to variable compensation accruals.

Operating Expenses
For the year, operating expenses totaled $375.3 million. This compares to $520.2 million in fiscal 2002 and $519.7 million in fiscal 2001. Included in these amounts are pretax restructuring expenses of $16.4 million and $81.6 million for fiscal 2003 and 2002, respectively. Excluding these restructuring charges, operating expenses in fiscal 2003 declined $79.7 million or approximately 18.2 percent from fiscal 2002. It is important to point out that our fiscal 2002 operating expenses included $15.6 million in charges related to the accelerated depreciation of certain technology-related assets. Even with this taken into consideration, we view the overall reduction in expenses from the prior year as a noteworthy accomplishment.

In the first quarter of this year, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). This new accounting rule required us to evaluate our existing goodwill and other intangible assets for impairment. Adoption of SFAS 142 in the first quarter did not result in the impairment of our goodwill or other intangible assets. The rule also requires us to test our recorded goodwill assets for impairment annually. During the fourth quarter of this year, this testing was completed and the results indicated the recorded carrying value of our goodwill assets was reasonable. Accordingly, no impairment charge was required. SFAS 142 also eliminated the amortization of goodwill. Pretax goodwill amortization expense in fiscal 2002 totaled $3.1 million or $(0.04) per share net of taxes. In fiscal 2001, these amounts totaled $3.6 million and $(0.04), respectively.

Our current year operating expenses include $3.7 million in pretax incentive compensation expenses. By comparison, fiscal 2002 operating expenses included credits totaling $3.1 million, before tax, related to the reduction in incentive bonus accruals that were established in a prior period.

Also included in fiscal 2002 operating expenses was a pretax charge totaling $4.3 million related to a legal judgment from a 1999 lawsuit filed against one of our wholly owned dealers. As of May 31, 2003, the total accrued liability recorded on our consolidated balance sheet related to this original legal judgment totaled approximately $5.2 million, including interest. Subsequent to the end of fiscal 2003, we received a favorable court of appeals judgment regarding this lawsuit. Based on this, we anticipate fully reversing this accrued liability in the first quarter of fiscal 2004. Further information on this subsequent event can be found in the Notes to the Consolidated Financial Statements.

Other significant drivers of the decline in operating expenses from fiscal 2002 levels were lower overall compensation, employee benefits, and depreciation expenses.

We remain committed to managing cash flow and maintaining spending patterns at levels appropriate for the current business environment. This discipline has resulted in a significant reduction in operating expenses. That said, we are also committed to further investment in the future. Herman Miller has a long legacy of leadership in product innovation and we intend to build upon this tradition. Research and design expenses, excluding royalty payments, were $33.3 million in fiscal 2003. This compares to $33.9 million in 2002 and $37.2 million in 2001. Royalty payments made to designers of the company’s products as the products are sold are not included in research and development costs, since they are considered to be a variable cost of the product.

Operating Earnings
Operating earnings in fiscal 2003 totaled $48.3 million or 3.6 percent of net sales. Comparatively, we posted an operating loss of $79.9 million or negative 5.4 percent in the prior fiscal year. Fiscal 2001 operating earnings totaled $236.0 million or 10.6 percent of sales. Again, our fiscal 2003 and 2002 results included pretax restructuring charges of $16.4 million and $81.6 million, respectively.

In recent months pension plan accounting has attracted much attention. During the current year, we revised our annual asset rate of return assumption on our primary domestic employee pension plan from 9.5 percent down to 8.5 percent. This assumption is a key factor used in the actuarial determination of pension expense and the change effectively increased our fiscal 2003 pension expense by approximately $2.2 million. This expense is split approximately evenly between cost of sales and operating expenses. We believe this revised rate is a reasonable expectation of long-term asset returns given the investment portfolio of our employee pension fund.

Other Expenses and Income
Net other expenses for fiscal 2003 totaled $12.5 million. This compares to $11.1 million and $10.9 million in fiscal 2002 and 2001, respectively. The increase over the prior year is primarily attributable to an equity investment impairment charge and higher equity losses recognized on our investment in OP Spectrum, a Philadelphia-based joint venture (JV). In addition, our 2002 expenses were partially offset by gains related to the sale of certain dealerships.

During the current year, we recognized a $2.2 million pretax charge related to the impairment of our investment in OP Spectrum. This charge, combined with the JV’s ongoing losses, reduced our equity investment in the JV to zero. Because of the continued losses and our relationship as the JV’s only source of financing, we began recognizing 100 percent of the JV’s book losses during the fourth quarter. Equity losses recognized in connection with the JV totaled $1.5 million before taxes for fiscal 2003. This compares to income of $0.1 million recognized in fiscal 2002.

Interest expense, net of interest income, totaled $9.1 million in fiscal 2003 compared to $12.0 million last year. Lower overall debt levels, combined with $0.9 million in savings resulting from our interest rate swap arrangement, drove the year-over-year decrease.

Income Taxes
Our effective tax rate was 34.9 percent in fiscal 2003 compared to 38.5 percent in 2002 and 36.0 percent in 2001. The change in the tax rate from the prior years was driven primarily by changes in tax reserves resulting from the completion of prior-year IRS audits, the change in amortization of goodwill related to the adoption of SFAS 142, and the effect of increased international tax benefits. We expect our long-term effective tax rate to be between 36 and 38 percent.

During fiscal 2002, we entered into a settlement agreement with the Internal Revenue Service (IRS) primarily related to the disallowance of deductions for corporate-owned life insurance (COLI) policy loan interest and administrative fees for all years of the insurance programs since their inception in fiscal 1994. Tax expenses were not affected as a result of this settlement, since we had previously reserved for this contingency. The settlement with the IRS provided for the surrender of our COLI policies, thereby eliminating any future material tax exposure.

Net Earnings
Net earnings for the year totaled $23.3 million or $0.31 per share. In comparison, net earnings in fiscal 2002 totaled a loss of $56.0 million or ($0.74) per share. Restructuring charges recognized during fiscal years 2003 and 2002 amounted to approximately $0.14 per share and $0.68 per share net of taxes, respectively. Our fiscal 2001 net earnings totaled $140.6 million or $1.81 per share.

Significant Fourth Quarter Item
Gross margin reported for the fourth quarter of fiscal 2003 reflected favorable pretax adjustments totaling $4.8 million for LIFO inventory valuations as well as incentive bonus and benefit accrual reductions. The incentive bonus accruals were established during the first three quarters of fiscal 2003 and were adjusted once it was determined that the related bonus payout would not be as significant as initially estimated.

Liquidity and Capital Resources
The table below presents certain key cash flow and capital highlights.

(In Millions)

	2003	2002	2001
Cash and cash equivalents	$ 185.5	$ 124.0	$ 138.3
Short term investments	$ 11.5	$ 11.1	$ 13.5
Cash generated from operating activities	$ 144.7	$ 54.6	$ 211.8
Cash used for investing activities	$ (7.3)	$ (25.8)	$ (100.1)
Cash used for financing activities	$ (82.2)	$ (42.2)	$ (53.4)
Capital expenditures	$ (29.0)	$ (52.4)	$ (105.0)
Interest-bearing debt	$ 223.0	$ 235.1	$ 259.3
Available unsecured credit facility (4)	$ 189.0	$ 200.0	$ 200.0
Stock repurchased and retired	$ (61.9)	$ (19.3)	$ (94.2)
Pension plan contributions	$ (32.1)	$ (37.4)	$ (2.3)
Restructuring-related cash outflows	$ (14.4)	$ (31.3)	—

(4) In fiscal 2003, the company’s outstanding letters of credit were applied against the unsecured credit facility. Accordingly, the amount shown for 2003 is net of these letters of credit.

Interest-bearing debt totaled $223.0 million at the end of fiscal 2003. This compares to $235.1 million and $259.3 million at the end of fiscal 2002 and 2001, respectively. Outstanding standby letters of credit at May 31, 2003 totaled $11.0 million. These letters of credit represented the only usage against our unsecured revolving credit facility as of that date. Subsequent to the end of the fourth quarter, the standby letter of credit balances increased $2.6 million. We were in compliance with all provisions of our debt covenants throughout fiscal years 2003, 2002, and 2001.

Days sales outstanding (DSO) in accounts receivable and inventory totaled 47.8 as of the end of fiscal 2003. This compares to 57.3 in fiscal 2002 and 57.6 in fiscal 2001. Our ending net accounts receivable balance of $125.6 million decreased significantly from $142.1 million at the end of last year. This was a significant contributor to our current year cash flow performance. Collections on accounts receivable remain relatively strong. The recorded allowance for non-collectible accounts, as a percent of gross accounts receivable, totaled 9.3 percent, 10.3 percent, and 8.3 percent as of the end of fiscal 2003, 2002, and 2001, respectively. We believe the allowance as of the end of the year is adequate to cover the risk of potential bad debts.

Cash Flow — Operating Activities
Cash flow from operating activities totaled $144.7 million in fiscal 2003 as compared to $54.6 million and $211.8 million in fiscal 2002 and 2001, respectively. The increase from the prior year is due primarily to improved net earnings and favorable working capital changes. The following discussion describes other significant items affecting these results.

During fiscal 2003, we made cash contributions to our employee pension funds totaling $32.1 million. Similar payments totaling $37.4 million and $2.3 million were made in fiscal 2002 and 2001, respectively. These contributions reduced operating cash flows.

Federal tax refunds received during fiscal 2003 increased cash flow by $42.8 million. These refunds related primarily to net operating losses generated in fiscal 2002.

Tax and interest payments totaling $20.4 million were made during the current year relating to our fiscal 2002 COLI program settlement with the IRS. These payments reduced fiscal 2003 operating cash flows. We expect to make similar tax and interest payments of approximately $1.8 million during the first quarter of fiscal 2005.

As in the prior year, our restructuring actions had cash flow implications. Cash payments reduced fiscal 2003 operating cash flows by $14.4 million. By comparison, payments totaling $31.3 million were made in fiscal 2002. For both years, the outflows were primarily associated with workforce reduction and facility exit activities. Future payments, including those related to the restructuring actions announced during and subsequent to the fourth quarter of this year, are expected to total between $18 million to $20 million. We anticipate the majority of these payments to be completed by the end of fiscal 2004.

Cash Flow – Investing Activities
Cash outflows for investing activities totaled $7.3 million, $25.8 million, and $100.1 million for fiscal 2003, 2002, and 2001, respectively. For the third consecutive year, capital expenditures were significantly reduced as we pursued initiatives to better match the structure of our operations to market conditions. Capital spending totaled $29.0 million in the current year. This represents a reduction of $23.4 million or 44.7 percent from our 2002 spending level. Capital expenditures in 2001 totaled $105.0 million.

Our 2003 cash flow was favorably impacted by proceeds received from the sale of two facilities exited in connection with prior year restructuring actions. The transactions involved our Rocklin, California and West-Michigan Powder Coat Technology (PCT) facilities and resulted in net proceeds of $20.2 million. As of the date of this report, our Holland, Michigan chair plant and Canton, Georgia manufacturing facility are the only remaining properties yet to be sold as a result of the restructuring initiatives. The Canton facility has been appraised and placed on the market. Subsequent to year-end, we entered into a formal sales agreement for the chair plant facility and expect to complete this transaction during the first half of fiscal 2004 provided all contingencies are cleared.

Outflows from investing activities in the prior year were partly offset by a cash receipt of $14.0 million for the net surrender value of our COLI policies.

As of the end of fiscal 2003, we had outstanding commitments for future capital purchases of approximately $5 million. We expect fiscal 2004 capital expenditures to total between $35 million and $40 million.

Cash Flow – Financing Activities
(In Millions, Except Share and Per Share Data)

	2003	2002	2001
Shares acquired	3,642,013	800,721	3,322,174
Cost of shares acquired	$61.9	$19.3	$94.2
Weighted average cost per share acquired	$16.99	$24.10	$28.35
Shares issued	313,155	939,628	1,283,358
Weighted average price per share issued	$13.83	$19.05	$17.92
Cash dividends	$10.8	$11.0	$11.1
Dividends per share	$ .15	$ .15	$ .15

Cash outflows for financing activities totaled $82.2 million, $42.2 million, and $53.4 million for fiscal 2003, 2002, and 2001, respectively. 3,642,013 shares were repurchased for $61.9 million or an average price of $16.99 per share during fiscal 2003. Share repurchases for fiscal 2002 and 2001 totaled $19.3 million and $94.2 million, respectively. We, along with our Board of Directors, continue to believe share repurchases are an effective means of returning value to our shareholders. As of May 31, 2003, we had remaining authorization of $51.7 million on our share repurchase plan.

Repayments of long-term and short-term debt totaled $13.4 million in fiscal 2003. Included in this amount is the repayment of bank debt associated with our former Australian business unit and a $10 million scheduled principal payment on our private placement notes. Debt repayments in the prior year, which totaled $25.6 million, primarily related to activity on our private placement as well as the payoff of a note related to the purchase of technology assets. The current portion of our long-term debt at May 31, 2003 totaled $13.6 million. We are scheduled to make this payment in the fourth quarter of fiscal 2004.

We use various stock option plans as an incentive to align executive performance with shareholder interests. Further information on these plans can be found in the Notes to the Consolidated Financial Statements.

During the fourth quarter of fiscal 2003, Standard & Poors’ Ratings Services announced that it had lowered our corporate credit rating from BBB+ to BBB. The announcement indicated that the change reflected significant declines in revenues as well as increased business uncertainty for the office furniture industry as a whole. While we were disappointed in the revision, we are encouraged that our credit rating continues to be classified as investment grade. We do not believe this revision will have a significantly adverse impact on our ability to borrow in the future.

We believe cash on hand, cash generated from operations, and our credit facilities will provide adequate liquidity to fund near term and future business operations and capital needs.

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

In March 2003, a settlement was reached in mediation concerning an audit of the company’s compliance with its international GSA contract for the years 1991, 1992, and 1993. The terms of the settlement required the company to pay $0.6 million to the United States Government. This payment was made during the fourth quarter of fiscal 2003. The financial impact of this settlement was previously reserved for and, consequently, had no impact on fiscal 2003 net earnings.

The company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially effect the company’s consolidated financial statements.

Conclusion
Our fiscal 2003 financial results validated the statement in our 2002 Annual Report that we were positioned to produce stronger returns in the future. We made significant improvements in our overall profitability and operating cash flows despite a $132.2 million decline in net sales.

The U.S. economy continued to struggle as evidenced by broad economic indicators such as unemployment and construction spending. Increased global geopolitical uncertainty complicated matters. These factors, among others, combined to further depress demand for office furniture. The result was lower industry sales and intensified price competition.

During the year we completed a number of previously announced restructuring initiatives and announced a few new ones. Through all of these efforts over the last two years, our production efficiency has increased, our cost structure is more variable, and our overall manufacturing capacity is intact. We believe an industry recovery is on the horizon and feel well prepared to leverage our new cost structure for improved profitability. If, however, a recovery is further off than expected, the changes we have made to our business structure should allow us to remain profitable and generate positive cash flows.

We are also focusing vigorously on new product development. Our goal in this area is simple – to build upon our legacy of industry-leading innovation. While bragging rights are nice, the real purpose of this is to create the products and services that truly make great places to work and to profitably grow our business as a result.

Fiscal 2003 once again put our board of directors, management team, and employee-owners to the test. Our financial results have shown that we have weathered the storm and remain in strong condition to compete in the future. We look forward to the future with the confidence that our leadership team and business model will lead us further down the path of improved shareholder returns.

Finally, we believe it is important to stress to our investors that in our view, integrity and ethical business behavior are an absolute requirement in everything we do. These attributes have long been a part of the Herman Miller corporate culture and always will be.

Basis of Presentation
Fiscal years 2003, 2002, and 2001 each contained 52 weeks. This should be considered when comparing year-over-year changes. It is also the basis upon which all of the above weekly average data is presented.

Critical Accounting Policies
We strive to report our financial results in a clear and understandable manner. We follow accounting principles generally accepted in the U.S. in preparing our consolidated financial statements, which require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. Following is a summary of our more significant accounting policies that require the use of estimates and judgments in preparing the financial statements.

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

Warranty Reserve
We stand behind our products and keep our promises to customers. In some situations, issues arise resulting in the need to incur costs to correct or replace problems with products or services. We have established warranty reserves for the various costs associated with these guarantees. General warranty reserves are based on historical claims experience and periodically adjusted for business levels. Specific reserves are established once an issue is identified. The valuations of such reserves are based on the estimated costs to correct the problem. Actual costs may vary and result in an adjustment to our reserves.

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

We have net operating loss (NOL) carryforwards available in certain jurisdictions to reduce future taxable income. Future tax benefits for NOL carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. We base this determination on the expectation that related operations will be sufficiently profitable or various tax planning strategies available to us will enable us to utilize the NOL carryforwards. To the extent that available evidence about the future raises doubt about the realization of a deferred income tax asset, a valuation allowance is established.

Self-Insurance Reserves
With the assistance of independent actuaries, we provide reserves for health, worker’s compensation, long-term disability, and general liability exposures. The reserves are established based on actuarially determined expected future claims. The methods and assumptions used to determine the liabilities are applied consistently, although actual claim experience can vary. We maintain certain insurance coverage for risk exposures through traditional premium-based insurance policies.

Pension and other Post-Retirement Benefits
The determination of the obligation and expense for pension and other post-retirement benefits depends on certain actuarial assumptions used in calculating such amounts. Some of the assumptions include the discount rate, expected long-term rate of return on plan assets, and expected rate of increases in compensation and healthcare costs. These assumptions are reviewed annually based on internal and external factors. Adjustments to the assumptions could result in changes to the future expense and liabilities. See the Notes to the Consolidated Financial Statements for more information regarding costs and assumptions used for employee benefit plans.

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

New Accounting Standards
In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS 150). SFAS 150 modifies the traditional definition of “liabilities” to encompass certain obligations that must be settled through the issuance of equity shares. These obligations are considered liabilities as opposed to equity or mezzanine financing under the provisions of SFAS 150. In addition, SFAS 150 increases the required disclosures of alternate settlement methods related to these obligations. This new standard is effective immediately for financial instruments entered into or modified after May 31, 2003, and for all other financial instruments beginning in the second quarter of fiscal 2004. We do not expect it to have a material impact on our consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). This new rule requires that companies consolidate a variable interest entity if the company is subject to a majority of the risk of loss from the variable interest entity’s activities, or is entitled to receive a majority of the entity’s residual returns or both. The provisions of FIN 46 apply currently to variable interest entities created after January 31, 2003, and for the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest that is acquired on or before January 31, 2003. We are required to adopt the provisions of FIN 46 in the second quarter of fiscal 2004, and are currently evaluating the expected impact on our consolidated financial statements, primarily as it relates to our independent dealer lending activities.

In December 2002, the FASB finalized Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure — An Amendment of FASB Statement No. 123” (SFAS 148). SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the disclosure provisions of SFAS 148 in our fourth quarter ended May 31, 2003.

We account for stock-based employee compensation under the provisions of Accounting Principles Board Opinion No. 25, “Accounting For Stock Issued to Employees”. Under this method, which continues to be acceptable under SFAS 148, no compensation expense is recognized when stock options are granted to employees and directors at fair market value as of the grant date. Refer to the Stock-Based Compensation footnote for further discussion.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires certain guarantees, including financial guarantees or indemnifications, performance guarantees and indirect guarantees of debt, to be recorded at fair value. It also requires the guarantor to disclose, among other things, the key terms and conditions of the guarantee. For product warranties, the guarantor must disclose the accounting policy and methodology used to determine the liability recorded, and a reconciliation of the changes in the liability for the reporting period presented. The accounting provisions of FIN 45 were effective for any guarantees issued or modified after December 31, 2002, while the disclosure requirements are effective for interim and annual periods ending after December 15, 2002. We adopted FIN 45 in the third quarter of fiscal 2003.

During fiscal 2003, we entered into three separate financial guarantee arrangements with independent office furniture dealers. In each of these arrangements, we provided a financial guarantee to a third-party lender against the risk of payment default by the dealer. In accordance with FIN 45, the fair values of these arrangements were estimated and recorded as liabilities. As a result, our fiscal 2003 operating expenses include pretax charges totaling $0.9 million related to these guarantees. Refer to the Guarantees, Indemnifications, and Contingencies footnote for further discussion.

In June 2002, the FASB finalized Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred and at its fair value. It also addresses the timing of recognition and related measurement of the costs of one-time termination benefits. The accounting provisions of SFAS 146 were effective for restructuring activities occurring after December 31, 2002.

In August 2001, the FASB finalized Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (SFAS 121) and the accounting and reporting provisions of the Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions.” SFAS 144 also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” SFAS 144 retains the provisions of SFAS 121 for recognition and measurement of impairment of long-lived assets to be held and used, and measurement of long-lived assets to be disposed of by sale. Discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. We adopted SFAS 144 in the first quarter of fiscal 2003. Adoption of this statement did not have a material impact on our financial statements.

In June 2001, the FASB finalized Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). This statement was effective for our fiscal year beginning June 2, 2002. Upon adoption of this standard, pre-existing goodwill is no longer subject to amortization; however, companies are required to perform an annual fair-value-based analysis to determine whether the value of goodwill has been impaired. Refer to the Goodwill and Other Intangible Assets footnote for further discussion.

Forward-Looking Statements
This discussion and other sections of our Annual Report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that are based on management’s beliefs, assumptions, current expectations, estimates, and projections about the office furniture industry, the economy, and the company itself. Words like “anticipates,” “believes,” “confident,” “estimates,” “expects,” “forecasts,” “likely,” “plans,” “projects,” “should,” variations of such words, and similar expressions identify such forward-looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what we express or forecast. Furthermore, Herman Miller, Inc., undertakes no obligation to update, amend, or clarify forward-looking statements.

Item 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company manufactures, markets and sells its products throughout the world and, as a result, is subject to changing economic conditions, which could reduce the demand for its products.

Favorable foreign currency fluctuations during fiscal 2003 resulted in increased earnings from continuing operations before income taxes of $0.9 million. Additionally, the accumulated other comprehensive loss component of total shareholders’ equity was reduced during fiscal 2003 by $7.7 million as a result of these changes. By comparison, currency fluctuations in fiscal 2002 resulted in reduced pretax earnings and increased accumulated other comprehensive loss of $0.5 million and $1.6 million, respectively. Because the company conducts business internationally, it will continue to be subject to related currency exchange rate fluctuations.

The company maintains fixed-rate debt. For fixed-rate debt, changes in interest rates generally affect the fair market value but not earnings or cash flows. The company does not have an obligation to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on such debt until the company would be required to refinance it. The company entered into an interest rate swap agreement on May 21, 2002, to convert $40 million of fixed-rate debt to a variable rate basis. This debt is subject to changes in interest rates, which could have a material impact on the company’s financial results. The interest rate swap derivative instrument is held and used by the company as a tool for managing interest rate risk. It is not used for trading or speculative purposes. The counterparty to this swap instrument is a large major financial institution which the company believes is of high-quality creditworthiness. While the company may be exposed to potential losses due to the credit risk of non-performance by this counterparty, such losses are not anticipated. The fair value of the swap instrument as of May 31, 2003, was approximately $1.2 million. For further information, refer to the Fair Value of Financial Instruments and Financial Instruments with Off-Balance-Sheet Risk disclosures in the Notes to the Consolidated Financial Statements filed as part of this report.

Expected cash flows (notional amounts) over the next five years related to debt instruments are as follows.
(In Millions)

	2004	2005	2006	2007	2008	Thereafter	Total(1)
Long-term Debt:
Fixed Rate	$13.6	$13.6	$13.6	$3.0	$3.0	$175.0	$221.9
Wtd. Average Interest Rate = 6.98%

Derivative Financial Instrument Related to Debt
- Interest Rate Swap
Pay Variable/Receive Fixed	$10.0	$10.0	$10.0	$ —	$ —	$ —	$30.0
Pay Interest Rate = 3.71% (at May 31, 2003)
Received Interest Rate = 6.37%

(1) Amount does not include the recorded fair value of the swap instrument, which totaled $1.2 million at the end of fiscal 2003.

Item 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly Financial Data

Summary of the quarterly operating results on a consolidated basis.

May 31, 2003; June 1, 2002; June 2, 2001		First	Second	Third	Fourth
(In Millions, Except Per Share Data)		Quarter	Quarter	Quarter	Quarter

2003	Net sales	$346.9	$357.3	$310.4	$321.9
	Gross margin	109.2	113.7	93.5	107.2
	Net earnings	9.8	11.8	3.0	(1.3)
	Earnings per share-diluted	$.13	$.16	$.04	$ (.02)

2002	Net sales	$410.3	$395.0	$340.7	$322.6
	Gross margin	125.8	118.9	98.5	97.0
	Net earnings	(2.9)	(22.7)	(11.6)	(18.8)
	Earnings per share-diluted	$ (.04)	$ (.30)	$ (.15)	$ (.25)

2001	Net sales(1)	$547.9	$616.3	$561.0	$511.0
	Gross margin(1)	182.0	210.0	184.8	178.9
	Net earnings(2)	32.5	42.3	33.0	32.8
	Earnings per share-diluted(2)	$.41	$.54	$.43	$.43

(1) Amounts have been restated as a result of adopting Emerging Issues Task Force Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs” (EITF 00-10). Adoption of EITF 00-10 took place in the fourth quarter of fiscal 2001 and involved the reclassification to cost of sales of certain shipping & handling-related costs which were previously reported as components of net sales and operating expenses.

(2) The first quarter of 2001 includes a pre-tax charge of $5.4 million ($3.5 million after tax, or $.05 per diluted share) for the cumulative effect of a change in accounting principle for pensions. Previously reported net earnings and diluted earnings per share for the first quarter were $36.0 million and $.46, respectively.

Consolidated Statements Of Operations

                                                       May 31, 2003       June 1, 2002      June 2, 2001
                                                       ------------       ------------      ------------
(In Millions, Except Per Share Data)

Net Sales                                                  $1,336.5           $1,468.7          $2,236.2
Cost of Sales                                                 912.9            1,028.4           1,480.5
                                                              -----            -------           -------
Gross Margin                                                  423.6              440.3             755.7
                                                              -----              -----             -----
Operating Expenses:
     Selling, general, and administrative                     319.8              399.7             475.4
     Design and research                                       39.1               38.9              44.3
     Restructuring expenses                                    16.4               81.6               ——
                                                               ----               ----              ----
     Total Operating Expenses                                 375.3              520.2             519.7
                                                              -----              -----             -----
Operating Earnings                                             48.3              (79.9)            236.0
                                                               ----              -----             -----
Other Expenses (Income):
     Interest expense                                          15.7               18.2              16.8
     Interest income                                           (6.6)              (6.2)             (7.0)
     Other, net                                                 3.4                (.9)              1.1
                                                                ---                ---            ------
     Net Other Expenses                                        12.5               11.1              10.9
                                                               ----               ----            ------
Earnings from Continuing Operations
  Before Income Taxes                                          35.8              (91.0)            225.1
Income Taxes on Earnings from
  Continuing Operations                                        12.5              (35.0)             81.0
                                                             ------              ------           ------
Earnings Before Cumulative Effect of a Change
  In Accounting Principle                                      23.3              (56.0)            144.1
Cumulative Effect of a Change in Accounting
  Principle for Pensions, net of tax of $1.9                   ——                 ——                 3.5
                                                             ------             ------            ------
Net Earnings                                                  $23.3             $(56.0)           $140.6
                                                              =====              =====            ======

Earnings Per Share—Basic:
Earnings Before Cumulative Effect of a Change
  In Accounting Principle                                      $.31              $(.74)            $1.88
Cumulative Effect of a Change in Accounting
  Principle, net of tax                                         ——                 ——               (.05)
                                                             ------             ------            ------
Earnings Per Share—Basic                                       $.31              $(.74)            $1.83
                                                               ====              =====             =====

Earnings Per Share—Diluted:
Earnings Before Cumulative Effect of a Change
  In Accounting Principle                                      $.31              $(.74)            $1.86
Cumulative Effect of a Change in Accounting
  Principle, net of tax                                         ——                 ——               (.05)
                                                             ------             ------             -----
Earnings Per Share—Diluted                                     $.31              $(.74)            $1.81
                                                               ====              =====             =====

Pro Forma Amounts Assuming Retroactive Application
  of a Change in Accounting Principle for Pensions:
Net Earnings                                                   N/A              N/A            $144.1
Earnings Per Share—Basic                                       N/A              N/A            $    1.88
Earnings Per Share—Diluted                                     N/A              N/A            $    1.86

The accompanying notes are an integral part of these statements.

Consolidated Balance Sheets

(In Millions, Except Share and Per Share Data)       May 31, 2003    June 1, 2002
Assets                                               ------------    ------------
Current Assets:
    Cash and cash equivalents                            $185.5          $124.0
    Short-term investments                                 11.5            11.1
    Accounts receivable, less allowances of $12.9
    in 2003, and $16.3 in 2002                            125.6           142.1
    Inventories                                            31.4            39.6
    Assets held for sale                                    ——              2.6
    Prepaid expenses and other                             59.5            67.0
                                                          -----           -----
        Total Current Assets                              413.5           386.4
                                                          =====           =====
Property and Equipment:
    Land and improvements                                  19.0            18.9
    Buildings and improvements                            125.7           133.7
    Machinery and equipment                               541.4           554.0
    Construction in progress                               10.9            12.8
                                                          -----           -----
                                                          697.0           719.4
    Less: accumulated depreciation                        451.3           404.0
                                                          -----           -----
        Net Property and Equipment                        245.7           315.4
                                                          =====           =====
Notes receivable, less allowances of $4.4 in 2003,
    and $2.0 in 2002                                        4.6             6.9
Goodwill                                                   39.1            39.1
Intangible assets, net                                      6.3             8.5
Deferred taxes                                             25.9             7.3
Other assets                                               32.4            24.4
                                                          -----           -----
        Total Assets                                     $767.5          $788.0
                                                          =====           =====
Liabilities and Shareholders’ Equity
Current Liabilities:
    Unfunded checks                                       $12.1            $5.9
    Current portion of long-term debt                      13.6            10.6
    Notes payable                                           ——              2.7
    Accounts payable                                       73.9            70.6
    Accrued liabilities                                   137.6           121.2
                                                          -----           -----
        Total Current Liabilities                         237.2           211.0
Long-Term Debt, less current portion above                209.4           221.8
Other Liabilities                                         129.9            92.2
                                                          -----           -----
        Total Liabilities                                 576.5           525.0
                                                          -----           -----
Shareholders’ Equity:
    Preferred stock, no par value (10,000,000 shares
        authorized, none issued)                            ——              ——
    Common stock, $.20 par value (240,000,000 shares
        authorized, 72,829,881 and 76,158,482 shares
        issued and outstanding in 2003 and 2002)           14.6            15.2
    Additional paid-in capital                             ——              ——
    Retained earnings                                     250.5           295.8
    Accumulated other comprehensive loss                  (62.6)          (34.3)
    Key executive stock programs                          (11.5)          (13.7)
                                                          -----           -----
        Total Shareholders’ Equity                        191.0           263.0
                                                          -----           -----
        Total Liabilities and Shareholders’ Equity       $767.5          $788.0
                                                          =====           =====

The accompanying notes are an integral part of these statements.

Consolidated Statements of Shareholders’ Equity

                                                                                    Accumulated
(In Millions,                                       Additional                            Other     Key Exec.           Total
Except Share and                          Common       Paid-In      Retained      Comprehensive         Stock   Shareholders’
Per Share Data)                            Stock       Capital      Earnings               Loss      Programs          Equity

Balance June 3, 2000                      $15.6      $     ——        $301.5             $(13.5)        $(9.1)         $294.5
                                          -----      --------        ------             ------         -----          ------
Net earnings                                 ——            ——         140.6                 ——            ——           140.6
Current year translation adjustment          ——            ——            ——               (3.9)           ——            (3.9)
                                                                                                                      ------

   Total comprehensive income                                                                                          136.7
Cash dividends ($.145 per share)             ——            ——         (11.1)                ——            ——           (11.1)
Exercise of stock options                   0.3          16.1            ——                 ——            ——            16.4
Employee stock purchase plan                 ——           4.5            ——                 ——            ——             4.5
Tax benefit relating to
stock options                                ——           3.6            ——                 ——            ——             3.6
Repurchase and retirement of
3,322,174 shares of common stock           (0.7)        (28.1)        (65.4)                ——            ——           (94.2)
Directors’ fees                              ——           0.2            ——                 ——            ——             0.2
Stock grants earned                                                                                      1.1             1.1
Stock grants issued                          ——           1.5            ——                 ——          (1.7)           (0.2)
Deferred compensation plan                   ——           2.2            ——                 ——          (2.2)             ——
                                          -----      --------        ------             ------         -----          ------
Balance June 2, 2001                       $15.2     $     ——        $365.6             $(17.4)       $(11.9)         $351.5
                                          -----      --------        ------             ------         -----          ------
Net earnings                                 ——            ——         (56.0)                ——            ——           (56.0)
Current year translation adjustment          ——            ——            ——               (1.6)           ——            (1.6)
Minimum pension liability
  (net of tax of $8.8 million)               ——            ——            ——              (16.2)           ——           (16.2)
Unrealized holding gain on investments
  available-for-sale                         ——            ——            ——                0.9            ——             0.9
                                                                                                                      ------
    Total comprehensive loss                                                                                           (72.9)
Cash dividends ($.145 per share)             ——            ——         (11.0)                ——            ——           (11.0)
Exercise of stock options                   0.1           7.9            ——                 ——            ——             8.0
Employee stock purchase plan                0.1           3.8            ——                 ——            ——             3.9
Tax benefit relating to
stock options                                ——           1.4            ——                 ——            ——             1.4
Repurchase and retirement of
800,721 shares of common stock            (0.2)         (16.3)         (2.8)                ——            ——           (19.3)
Stock grants earned                          ——            ——            ——                1.4           1.4
Stock grants issued                          ——           4.6            ——                 ——          (4.7)           (0.1)
Deferred compensation plan                   ——          (1.4)           ——                 ——           1.4              ——
Stock purchase assistance plan               ——            ——            ——                 ——           0.1             0.1
                                          -----      --------        ------             ------         -----          ------
Balance June 1, 2002                      $15.2      $     ——        $295.8             $(34.3)       $(13.7)         $263.0
                                          -----      --------        ------             ------         -----          ------
Net earnings                                 ——            ——          23.3                 ——            ——            23.3
Current year translation adjustment          ——            ——            ——                7.7            ——             7.7
Minimum pension liability
  (net of tax of $22.1 million)              ——            ——            ——              (36.1)           ——           (36.1)
Unrealized holding gain on investments
  available-for-sale                         ——            ——            ——                 0.1           ——             0.1
                                                                                                                      ------
    Total comprehensive loss                                                                                            (5.0)
Cash dividends ($.145 per share)             ——            ——         (10.8)                ——            ——           (10.8)
Exercise of stock options                    ——           0.7            ——                 ——            ——             0.7
Employee stock purchase plan                0.1           3.1            ——                 ——            ——             3.2
Tax benefit relating to
stock options                                ——           0.2            ——                 ——            ——             0.2
Repurchase and retirement of
3,642,013 shares of common stock           (0.7)         (3.4)        (57.8)                ——            ——           (61.9)
Directors’ Fees                              ——           0.1            ——                 ——            ——             0.1
Stock grants earned                          ——            ——            ——                 ——           1.5             1.5
Stock grants issued                          ——           0.3            ——                 ——          (0.3)             ——
Deferred compensation plan                   ——          (1.0)           ——                 ——           1.0              ——
                                          -----      --------        ------             ------         -----          ------
Balance May 31, 2003                      $14.6      $     ——        $250.5             $(62.6)       $(11.5)         $191.0
                                          =====      ========        ======             ======         =====          ======

The accompanying notes are an integral part of these statements.

Consolidated Statements Of Cash Flows

(In Millions)                                           May 31, 2003    June 1, 2002    June 2, 2001
Cash Flows from Operating Activities:                   ------------    ------------    ------------
     Net earnings                                              $23.3          $(56.0)         $140.6
     Adjustments to reconcile net earnings
     to net cash provided by operating activities:
       Cumulative effect of a change in accounting
          principle for pensions, net of tax                     ——              ——              3.5
       Other                                                   121.4           110.6            67.7
                                                               -----           -----           -----
        Net Cash Provided by Operating Activities              144.7            54.6           211.8
                                                               -----           -----           -----
Cash Flows from Investing Activities:
     Notes receivable repayments                               189.2           341.3           639.4
     Notes receivable issued                                  (190.0)         (334.4)         (628.4)
     Short-term investment purchases                            (4.5)          (38.9)         (113.7)
     Short-term investment sales                                 4.2            42.3           113.0
     Property and equipment additions                          (29.0)          (52.4)         (105.0)
     Proceeds from sales of property and equipment              20.7             0.7             0.1
     Surrender of COLI policies                                  ——             14.0             ——
     Other, net                                                  2.1             1.6            (5.5)
                                                               -----           -----           -----
        Net Cash Used for Investing Activities                  (7.3)          (25.8)         (100.1)
                                                               -----           -----           -----
Cash Flows from Financing Activities:
     Short-term debt borrowings                                  ——              1.8           499.9
     Short-term debt repayments                                 (2.8)           (2.4)         (618.9)
     Long-term debt borrowings                                   ——              ——            175.0
     Long-term debt repayments                                 (10.6)          (23.2)          (25.0)
     Dividends paid                                            (10.8)          (11.0)          (11.1)
     Common stock issued                                         3.9            11.9            20.9
     Common stock repurchased and retired                      (61.9)          (19.3)          (94.2)
                                                               -----           -----           -----
        Net Cash Used for Financing Activities                 (82.2)          (42.2)          (53.4)
                                                               -----           -----           -----
Effect of Exchange Rate Changes on Cash
  and Cash Equivalents                                           6.3            (0.9)           (3.0)
        Net Increase (Decrease) in Cash and
        Cash Equivalents                                        61.5           (14.3)           55.3
Cash and Cash Equivalents, Beginning of Year                   124.0           138.3            83.0
                                                               -----           -----           -----
Cash and Cash Equivalents, End of Year                        $185.5          $124.0          $138.3
                                                               =====           =====           =====

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

Fiscal Year The company’s fiscal year ends on the Saturday closest to May 31. The years ended May 31, 2003, June 1, 2002, and June 2, 2001, each contained 52 weeks.

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

Cash Equivalents The company primarily utilizes money market and time deposit investments as part of its cash management function. Due to the relative short-term maturities and high liquidity of these securities, they are included in the accompanying consolidated balance sheets as cash equivalents at market value and totaled $141.5 million and $97.9 million as of May 31, 2003, and June 1, 2002, respectively. The company’s cash equivalents are considered “available-for-sale.” As of May 31, 2003 and June 1, 2002, the market value approximated the securities’ cost. All cash and cash equivalents are high-credit quality financial instruments, and the amount of credit exposure to any one financial institution or instrument is limited.

Short-Term Investments The company maintains a portfolio of short-term investments comprised of investment grade fixed-income and equity securities. These investments are held at the company’s wholly owned insurance captive and are considered “available-for-sale” as defined in Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, they have been recorded at fair market value based on quoted market prices, with the resulting net unrealized holding gains reflected as a component of comprehensive income/(loss) in the Consolidated Statements of Shareholders’ Equity. Net investment income recognized in the Consolidated Statements of Operations resulting from these investments totaled $0.9 million for each of the years ended May 31, 2003, and June 1, 2002.

The following is a summary of the carrying and market values of the company’s short-term investments as of May 31, 2003 and June 1, 2002.

(In Millions)

	2003		2002
	Cost	Market Value	Cost	Market Value
Government & government agency issued debt securities(1)	$8.1	$9.0	$8.3	$9.0
Corporate bonds	2.4	2.5	1.9	2.1
	10.5	11.5	10.2	11.1
Unrealized gains	1.0	—	0.9	—
Total	$11.5	$11.5	$11.1	$11.1

(1)     Include securities issued by both U.S. and foreign governments and government agencies. Some of these securities are development bonds issued by groups of member countries. All are U.S. dollar-denominated and are rated AA or above by Moody’s.

Maturities of short-term investments as of May 31, 2003 are as follows.
(In Millions)

	Cost	Market Value
Due within one year	$2.3	$2.3
Due after one year through five years	6.6	7.7
Due after five years	1.6	1.6
Total	$10.5	$11.5

Accounts Receivable Allowances Reserves for uncollectible accounts receivable balances are based on known customer exposures, historical credit experiences, and the specific identification of other potential problems expected in the collection of the receivables.

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

Long-Lived Assets The company assesses the recoverability of its long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This assessment is performed whenever events or circumstances such as current and projected future operating losses or changes in the business climate indicate that the carrying amount may not be recoverable. Assets are grouped and evaluated at the lowest level for which there are independent and identifiable cash flows. The company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows (undiscounted and without interest charges) expected to result from the use of the asset. If the carrying amount of the asset exceeds the expected future cash flows, the company measures and records an impairment loss for the excess of the carrying value of the asset over its fair value. The estimation of fair value is made by discounting the expected future cash flows at the rate the company uses to evaluate similar potential investments based on the best information available at that time.

Refer to the Restructuring Charges footnote for discussion of impairments recognized in fiscal 2003 and 2002 in connection with the company’s restructuring activities. No significant impairments were provided for in 2001.

Goodwill and Other Intangible Assets As discussed in the New Accounting Standards footnote, the company adopted SFAS 142 in the first quarter of fiscal year 2003. As a result, the company did not record amortization expense on its remaining goodwill assets for the year ended May 31, 2003. Upon adoption of SFAS 142, annually thereafter or more frequently if a triggering event occurs, the company is required to test the carrying value of goodwill for impairment at the “reporting unit” level. This testing was performed during fiscal 2003, and the results indicated the fair value exceeded the recorded carrying value of the company’s goodwill assets, and accordingly, no impairment charge was required. There was no change in the carrying amount of goodwill during fiscal 2003.

The pro forma impact on fiscal 2002 and 2001 net earnings and earnings per share of no longer amortizing goodwill is presented below.
(In Millions, Except Per Share Data)

                                                             Year Ended
                                                  May 31,       June 1,     June 2,
                                                   2003          2002        2001
                                                   ----          ----        ----
Reported net earnings                              $23.3        $(56.0)     $140.6
Add back goodwill amortization, net of tax            ——           2.8         3.2
                                                   -----        ------      ------
Adjusted net earnings                              $23.3        $(53.2)     $143.8

Reported earnings per share - basic                $  .31       $  (.74)    $  1.83
Add back goodwill amortization, net of tax            ——            .04         .04
                                                   ======       =======     =======
Adjusted earnings per share - basic                $  .31       $  (.70)    $  1.87

Reported earnings per share - diluted              $  .31       $  (.74)    $  1.81
Add back goodwill amortization, net of tax            ——            .04         .04
                                                   ------       -------     -------
Adjusted earnings per share - diluted              $  .31       $  (.70)    $  1.85
                                                   ======       =======     =======

SFAS 142 also required the company to evaluate its other intangible assets to determine whether any have “indefinite useful lives.” Under this new accounting standard, intangible assets with indefinite useful lives, if any, are no longer subject to amortization. The company did not classify any of its other intangible assets as having indefinite useful lives and, accordingly, will continue to amortize them over their remaining useful lives. The company amortizes its other intangible assets over periods ranging from 5 to 17 years.

Intangible assets are comprised of patents and trademarks and had a combined gross carrying value and accumulated amortization of $10.6 million and $4.3 million, respectively, as of May 31, 2003. As of June 1, 2002, these amounts totaled $12.2 million and $3.7 million, respectively.

Estimated amortization expense for intangible assets as of May 31, 2003, for each of the succeeding five fiscal years is as follows.
(In Millions)

2004	$1.2
2005	$0.9
2006	$0.8
2007	$0.8
2008	$0.8

Notes Receivable The notes receivable are primarily from certain independent contract office furniture dealers. These notes are the result of dealers in transition either through a change in ownership or general financial difficulty. The notes are collateralized by the assets of the dealers and bear interest based on the prevailing prime rate. Recorded reserves are based on historical credit experience, collateralization levels and the specific identification of other potential collection problems. Interest income relating to these notes was $0.7 million, $0.8 million, and $2.2 million in 2003, 2002, and 2001, respectively.

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

Research, Development, Advertising, and Other Related Costs Research, development, advertising materials, pre-production and start-up costs are expensed as incurred. Research and development (R&D) costs consist of expenditures incurred during the course of planned search and investigation aimed at discovery of new knowledge useful in developing new products or processes. R&D costs also include the significant enhancement of existing products or production processes, and the implementation of such through design, testing of product alternatives, or construction of prototypes. Royalty payments made to designers of the company’s products as the products are sold are not included in research and development costs, as they are a variable cost based on product sales. Research and development costs, included in design and research expense in the accompanying consolidated statements of operations, were $33.3 million, $33.9 million, and $37.2 million in 2003, 2002, and 2001, respectively. Income Taxes Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse.

Stock-Based Compensation At May 31, 2003, the company had several stock-based compensation plans, which are described more fully in the Stock Plans and Key Executive and Director Stock Programs footnotes. The company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. The following table illustrates the effect on net earnings and earnings per share if the company had applied the fair value recognition provisions of the Financial Accounting Standards Board (FASB) Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

(In Millions, Except Per Share Data)

                                                                Year Ended
                                              May 31, 2003     June 1, 2002     June 2, 2001
                                              ------------     ------------     ------------

Net earnings, as reported                          $23.3          $(56.0)          $140.6
Less:  Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects                                (11.1)           (7.2)           (10.4)
                                                   -----          ------           ------
Pro forma net earnings                             $12.2          $(63.2)          $130.2
                                                   =====          ======           ======
Total stock-based employee
compensation expense included in net earnings, as
reported, net of related tax effects               $ 1.0           $ 0.9            $ 0.7

Earnings per share:

         Basic, as reported                        $ 0.31          $ (0.74)        $  1.83
         Basic, pro forma                          $ 0.16          $ (0.83)        $  1.70
         Diluted, as reported                      $ 0.31          $ (0.74)        $  1.81
         Diluted, pro forma                        $ 0.16          $ (0.83)        $  1.68

Earnings per Share Basic earnings per share (EPS) excludes the dilutive effect of common shares that could potentially be issued, due to the exercise of stock options, and is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted EPS for fiscal 2003 and 2001 was computed by dividing net earnings by the sum of the weighted-average number of shares outstanding, plus all dilutive shares that could potentially be issued. As the company reported a net loss for the year ended June 1, 2002, shares resulting from stock option plans would be anti-dilutive to EPS and, consequently, have not been included in determining diluted EPS.

Revenue Recognition Revenues are recorded when product is shipped, invoiced, and title passes to the customer, and when performance of services is complete. Unearned revenue arises as a normal part of business from advance payments from customers for future delivery of product and service.

Shipping and Handling Expenses The company records shipping and handling related expenses under the caption “Cost of Sales” in the Consolidated Statements of Operations. This accounting treatment is in accordance with the provisions of Emerging Issues Task Force Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs” (EITF 00-10). The company adopted EITF 00-10 effective in the fourth quarter 2001 and has restated prior periods to reflect the reclassification to cost of sales of certain shipping and handling related costs which were previously reported as components of net sales and operating expenses. Comprehensive Income/(Loss) The company’s comprehensive income/(loss) consists of net earnings, foreign currency translation adjustments, minimum pension liability, and unrealized holding gains or losses on available-for-sale investments. The components of “Accumulated Other Comprehensive Loss” in each of the last three fiscal years are as follows.

(In Millions)

                                   Foreign                                               Total Accumulated
                                   Currency         Minimum                                    Other
                                 Translation        Pension        Unrealized Holding     Comprehensive
                                 Adjustments       Liability          Period Gains            Loss
                                 -----------       ---------          ------------            ----
Balance, June 3, 2000              $(13.5)              ——                  ——               $(13.5)
                                   ------           ------              ------               ------
Other comprehensive
gain/(loss) in fiscal 2001           (3.9)              ——                  ——                 (3.9)
                                   ------           ------              ------               ------
Balance, June 2, 2001               (17.4)              ——                  ——                (17.4)
                                   ------           ------              ------               ------
Other comprehensive
gain/(loss) in fiscal 2002           (1.6)          $(16.2)             $  0.9                (16.9)
                                   ------           ------              ------               ------
Balance, June 1, 2002               (19.0)           (16.2)                0.9                (34.3)
                                   ------           ------              ------               ------
Other comprehensive
gain/(loss) in fiscal 2003            7.7            (36.1)                0.1                (28.3)
                                   ------           ------              ------               ------
Balance, May 31, 2003              $(11.3)          $(52.3)             $  1.0               $(62.6)
                                   ======           ======              ======               ======

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

New Accounting Standards In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS 150). SFAS 150 modifies the traditional definition of “liabilities” to encompass certain obligations that must be settled through the issuance of equity shares. These obligations are considered liabilities as opposed to equity or mezzanine financing under the provisions of SFAS 150. In addition, SFAS 150 increases the required disclosures of alternate settlement methods related to these obligations. This new standard is effective immediately for financial instruments entered into or modified after May 31, 2003, and for all other financial instruments beginning in the second quarter of fiscal 2004. The company does not expect it to have a material impact on its consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). This new rule requires that companies consolidate a variable interest entity if the company is subject to a majority of the risk of loss from the variable interest entity’s activities, or is entitled to receive a majority of the entity’s residual returns or both. The provisions of FIN 46 apply currently to variable interest entities created after January 31, 2003, and for the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest that is acquired on or before January 31, 2003. The company is required to adopt the provisions of FIN 46 in the second quarter of fiscal 2004, and is currently evaluating the expected impact on its consolidated financial statements, primarily as it relates to independent dealer lending activities.

In December 2002, the FASB finalized Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement No. 123” (SFAS 148). SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The company adopted the disclosure provisions of SFAS 148 in its fourth quarter ended May 31, 2003.

The company accounts for its stock-based employee compensation under the provisions of Accounting Principles Board Opinion No. 25, “Accounting For Stock Issued to Employees”. Under this method, which continues to be acceptable under SFAS 148, no compensation expense is recognized when stock options are granted to employees and directors at fair market value as of the grant date. Refer to the Stock-Based Compensation footnote for further discussion.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires certain guarantees, including financial guarantees or indemnifications, performance guarantees and indirect guarantees of debt, to be recorded at fair value. It also requires the guarantor to disclose, among other things, the key terms and conditions of the guarantee. For product warranties, the guarantor must disclose the accounting policy and methodology used to determine the liability recorded, and a reconciliation of the changes in the liability for the reporting period presented. The accounting provisions of FIN 45 were effective for any guarantees issued or modified after December 31, 2002, while the disclosure requirements are effective for interim and annual periods ending after December 15, 2002. The company adopted FIN 45 in the third quarter of fiscal 2003. Refer to the Guarantees, Indemnifications, and Contingencies footnote for further discussion.

In June 2002, the FASB finalized Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred and at its fair value. It also addresses the timing of recognition and related measurement of the costs of one-time termination benefits. The accounting provisions of SFAS 146 were effective for restructuring activities occurring after December 31, 2002.

In August 2001, the FASB finalized Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (SFAS 121) and the accounting and reporting provisions of the Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions.” SFAS 144 also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” SFAS 144 retains the provisions of SFAS 121 for recognition and measurement of impairment of long-lived assets to be held and used, and measurement of long-lived assets to be disposed of by sale. Discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. The company adopted SFAS 144 in the first quarter of fiscal 2003. Adoption of this statement did not have a material impact on the company’s financial statements.

In June 2001, the FASB finalized Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). This statement was effective for the company’s fiscal year that began June 2, 2002. Upon adoption of this standard, pre-existing goodwill is no longer subject to amortization; however, companies are required to perform an annual fair-value-based analysis to determine whether the value of goodwill has been impaired. Refer to the Goodwill and Other Intangible Assets footnote for further discussion.

Reclassifications Certain prior year information has been reclassified to conform to the current year presentation.

Acquisitions and Divestitures
During the past three years, the company purchased and divested various privately owned domestic and international dealers. The results of the transactions were not material, either individually or in the aggregate, to the company’s consolidated financial statements.

Restructuring Charges
The following discussion provides a summary of the restructuring actions taken by the company during fiscal 2002 and 2003. These actions are referred to collectively as the “Plan.”

Fiscal 2002
During the first quarter of fiscal 2002, the company recorded a $9.6 million pretax charge to operations, primarily related to certain actions aimed at work force reductions. This charge represented costs associated with an early-retirement offer and other non-voluntary termination benefits for targeted work force reductions in West Michigan, Europe, Mexico, and South America. Approximately 274 positions were eliminated as a result of these combined actions, which affected a wide range of job classifications across the company.

In September 2001, the company’s Board of Directors approved a comprehensive operational and cost structure realignment & restructuring plan intended to improve operating performance, ensure financial strength, and position the company as a more focused competitor. This plan involved the key action items described below.

•	Additional non-voluntary termination benefits for targeted work force reductions in both the U.S. and international operations.
•	Consolidation of the Rocklin, California SCR operation into the West Michigan Greenhouse facility and sale of the Rocklin facility.

•	Consolidation of three leased facilities in West Michigan into other existing West Michigan facilities.
•	Outsourcing of certain dedicated production processes in connection with the company’s paint operations.
•	Outsourcing of the over-the-road transportation fleet.

In connection with the Plan, the company recorded additional pretax restructuring charges of $38.8 million and $9.8 million for the quarters ended December 1, 2001 and March 2, 2002, respectively.

In March 2002, the company’s Board of Directors amended the Plan by approving the following additional restructuring actions.

•	Consolidation of the Holland, Michigan Chair Plant into the West Michigan Greenhouse facility. This action included preparing the Chair Plant for sale.
•	Closure and elimination of the Herman Miller RED initiative.
•	Phase-out of the SQA brand and separate distribution channel.
•	Consolidation of two manufacturing facilities into one within the Geiger operation in Georgia.

In connection with these actions, the company recorded pretax restructuring charges of $23.4 million during the fourth quarter of fiscal 2002.

Fiscal 2003
During the fourth quarter, the company amended the Plan to include additional work force reductions of approximately 150 employees as well as the consolidation of the Holland, Michigan Formcoat operation into existing space located in Zeeland, Michigan.

The Plan was further amended subsequent to the end of fiscal 2003, with the company’s announcement of a planned facility consolidation involving its Canton, Georgia operation. This action will result in the relocation of the Canton operation to the company’s existing Spring Lake, Michigan campus.

Of the $16.4 million total fiscal 2003 pretax restructuring charges, $15.9 million was recognized in the fourth quarter. Fixed asset impairments related to the Canton, Georgia and Formcoat consolidation projects totaled $13.5 million. The company recorded charges totaling $3.6 million related to the work force reduction announced in the fourth quarter. Accrual adjustments totaling $1.2 million reduced fourth quarter restructuring expenses and were primarily related to the final sale of the Rocklin, California facility.

The remaining fiscal 2003 charges totaled approximately $0.5 million and related principally to changes in assumptions around carrying costs and sub-lease timing for previously exited facilities. Also included in this remaining charge were credits recognized in the first quarter of fiscal 2003 related to the re-deployment of certain fixed assets in the company’s ongoing manufacturing operation. These assets were previously impaired in fiscal 2002 in connection with the Plan.

The following table presents the pretax restructuring charges, by category, recorded pursuant to the Plan.

(In Millions)

	Year Ended
	May 31,	June 1,
	2003	2002
Severance & Outplacement	$ 4.0	$30.5
Asset Impairments	11.4	28.0
Early Retirement Enhancement	(0.4)	8.1
Lease & Supplier Contract Terminations	0.3	6.1
Facility Exist Costs & Other	1.1	8.9
Total	$ 16.4	$81.6

Including actions taken since the beginning of fiscal 2002, approximately 1,600 employees, across a wide range of job classifications, have been terminated as a result of the Plan. This includes approximately 300 employees from the company’s international operations.

During fiscal 2003, the company completed the sale of its Rocklin, California and Spring Lake, Michigan Powder Coat Technology (PCT) facilities. These facilities, which were exited during fiscal 2002, generated total proceeds of $20.2 million.

Asset impairment charges recorded in connection with the Plan during fiscal years 2003 and 2002 were accounted for in accordance with SFAS No. 144 and SFAS No. 121, respectively. These impairments consisted of long-lived assets, including real estate, fixed assets and manufacturing equipment from the facilities the company intends to dispose of or discontinue. The assets were written-down to the lower of their carrying amounts or estimated fair values, less the cost to dispose. Fair value estimates were determined by the company’s management, with the assistance of independent appraisers, and were based on estimated proceeds from sale and other relevant factors. These asset impairments resulted as a consequence of the Plan.

Certain assets for which impairment charges were recognized as a result of the Plan have been written-down to their estimated fair values in anticipation of future sales. These assets, and their associated adjusted carrying values at May 31, 2003, include the Holland, Michigan Chair Plant ($5.2 million) and the Canton, Georgia facility ($8.2 million). These assets remain classified as long-term under the caption “Net Property and Equipment” as of the end of the year. The carrying value of the PCT facility was previously recorded under the caption “Assets held for sale” on the June 1, 2002 balance sheet.

Restructuring charges also include certain estimated qualifying exit costs. Those costs related to the restructuring actions announced during and subsequent to fiscal 2003 were recorded in accordance with SFAS 146. Expenses resulting from actions announced during fiscal 2002 were recorded in accordance with Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” For both years, these costs include lease and supplier contract terminations and certain facility exit costs.

The following is a summary of the restructuring accrual activity during fiscal 2002 and 2003.

(In Millions)

	Severance & Outplacement Costs	Lease & Supplier Contract Terminations	Facility Exit Costs & Other	Total
Accrual Balance, June 2, 2001	$ —	$ —	$ —	$ —
Restructuring Charges	30.5	6.1	8.9	45.5
Cash Payments	(24.5)	(2.6)	(4.2)	(31.3)
Accrual Balance, June 1, 2002	$ 6.0	$ 3.5	$ 4.7	$ 14.2
Restructuring Charges	4.0	0.3	1.1	5.4
Cash Payments	(8.1)	(2.5)	(3.8)	(14.4)
Accrual Balance, May 31, 2003	$ 1.9	$ 1.3	$ 2.0	$ 5.2

Costs associated with the movement of inventory and equipment, as well as employee relocation and training related to the consolidation of production processes, are recognized as incurred and are not included in the ending restructuring accrual at May 31, 2003.

Change in Accounting Estimate
Fiscal 2002 operating expenses included $15.6 million of accelerated depreciation related to certain sales technology assets. This charge reduced earnings per share by $.13 in 2002. At the time the company decided to replace these assets, they had an estimated remaining useful life of approximately eighteen months. These assets were completely depreciated by June 1, 2002, at which time the replacement assets were placed in service. This change in service life constituted a change in accounting estimate under Accounting Principles Board Opinion No. 20, “Accounting Changes.”

Inventories
	May 31,	June 1,
(In Millions)	2003	2002
Finished products	$13.5	$16.6
Work in process	6.7	9.1
Raw materials	11.2	13.9
	$31.4	$39.6

Inventories are valued at the lower of cost or market and include material, labor, and overhead. The inventories of certain subsidiaries are valued using the last-in, first-out (LIFO) method. The inventories of all other subsidiaries are valued using the first-in, first-out method. Inventories valued using the LIFO method amounted to $11.5 million and $12.3 million at May 31, 2003, and June 1, 2002, respectively.

If all inventories had been valued using the first-in, first-out method, inventories would have been $9.3 million and $9.8 million higher than reported at May 31, 2003, and June 1, 2002, respectively.

Prepaid Expenses and Other
(In Millions)                             May 31,          June 1,
                                           2003             2002
                                           ----             ----
Current deferred income taxes              $ 27.3          $ 29.0
Other                                        32.2            38.0
                                            -----           -----
                                           $ 59.5          $ 67.0
                                            =====           =====

Accrued Liabilities                        May 31,         June 1,
(In Millions)                               2003            2002
                                            ----            ----
Compensation and employee benefits         $ 41.8          $ 37.5
Restructuring                                 5.2            14.2
Income taxes                                 17.9             1.9
Other taxes                                  12.0             7.7
Unearned revenue                             13.2            13.1
Warranty reserves                            17.8            22.5
Other                                        29.7            24.3
                                            -----           -----
                                           $137.6          $121.2
                                            =====           =====

Other Liabilities                          May 31,         June 1,
(In Millions)                               2003            2002
                                            ----            ----
Pension benefits                            $84.5           $47.4
Postretirement benefits                       8.7             8.8
Other                                        36.7            36.0
                                            -----           -----
                                          $ 129.9          $ 92.2
                                            =====           =====

Notes Payable                              May 31,         June 1,
(In Millions)                               2003            2002
                                            -----           -----
U.S. dollar currencies                     $   ——          $   ——
Non-U.S. dollar currencies                     ——             2.7
                                            -----           -----
                                           $   ——          $  2.7
                                            =====           =====
The following information relates to notes payable.
	Domestic	Foreign
Weighted-average interest rate at June 1, 2002	N/A	5.4%

The company has available an unsecured revolving credit facility that provides for $200 million. The facility permits borrowings in multiple currencies and matures on April 16, 2005. Outstanding borrowings bear interest, at the option of the company, at rates based on the prime rate, certificates of deposit, LIBOR, or negotiated rates. Interest is payable periodically throughout the period a borrowing is outstanding. During 2003 and 2002, the company borrowed at the LIBOR contractual rate or other negotiated rates. As of May 31, 2003, the only usage against this facility related to outstanding standby letters of credit totaling approximately $11 million. At June 1, 2002, there were no outstanding borrowings against this credit facility.

Long-Term Debt
(In Millions)	2003	2002
Series A senior notes, 6.37%, due March 5, 2006	$30.0	$40.0
Series C senior notes, 6.52%, due March 5, 2008	15.0	15.0
Debt securities, 7.13%, due March 15, 2011	175.0	175.0
Other	3.0	2.4
	223.0	232.4
Less current portion	13.6	10.6
	$209.4	$221.8

The company previously issued $100.0 million of senior notes in a private placement to seven insurance companies of which $45.0 million was outstanding at May 31, 2003. The Series C notes have interest-only payments until March 5, 2004.

Provisions of the senior notes and the unsecured senior revolving credit loan restrict, without prior consent, the company’s borrowings, long-term leases, and sale of certain assets. In addition, the company has agreed to maintain certain financial performance ratios, which are based on earnings before taxes, interest expense, depreciation and amortization. At May 31, 2003, the company was in compliance with all of these restrictions and performance ratios.

On May 5, 2000, the company filed a shelf registration on a form S-3 registration statement with the Securities and Exchange Commission (SEC), under file number 333-36442, for the sale of up to $300 million in debt securities. The form S-3 registration statement was declared effective on June 2, 2000. On March 6, 2001, debt securities totaling $175 million, of the $300 million registered, were sold. These notes mature on March 15, 2011, and bear an annual interest rate of 7.125 percent, with interest payments due semi-annually. The net proceeds from the sale of these securities were used for the repayment of outstanding domestic borrowings under the company’s revolving credit facility and for general corporate purposes. On September 13, 2002, the company cancelled the remaining $125 million associated with the shelf registration.

Annual maturities of long-term debt for the five years subsequent to May 31, 2003 (in millions), are as follows: 2004–$13.6; 2005–$13.6; 2006–$13.6; 2007–$3.0; 2008 — $3.0; thereafter–$175.0. These amounts exclude the recorded fair value of the company’s interest rate swap arrangement, which totaled $1.2 million as of May 31, 2003.

Operating Leases
The company leases real property and equipment under agreements that expire on various dates. Certain leases contain renewal provisions and generally require the company to pay utilities, insurance, taxes, and other operating expenses. Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of May 31, 2003, are as follows (in millions): 2004–$19.4; 2005–$15.7; 2006–$10.9; 2007–$6.1; 2008 — $3.3; thereafter–$6.8.

Total rental expense charged to operations was $26.9 million, $36.2 million, and $32.4 million in 2003, 2002, and 2001, respectively. Substantially all such rental expense represented the minimum rental payments under operating leases.

Employee Benefit Plans
The company maintains plans that provide retirement benefits for substantially all employees.

Pension Plans and Post-Retirement Medical and Life Insurance The principal domestic plan is a defined-benefit plan with benefits determined by a cash balance calculation. Benefits under this plan are based upon an employee’s years of service and earnings. The company provides healthcare and life insurance benefits for employees who retired from service on or before a qualifying date in 1998. Benefits under this plan are based on the employee’s years of service and age at the date of retirement.

In addition to the domestic plan and the retiree healthcare and life insurance plan, one of the company’s wholly owned foreign subsidiaries has a defined-benefit pension plan which is based upon an average final pay benefit calculation. The plan has not been amended and is included in the following information.

In May 2003, the Emerging Issues Task Force issued its consensus on Issue No. 03-04, “Accounting for Cash Balance Pension Plans” (EITF 03-04). In this consensus, the Task Force concluded that the actuarially determined pension expense for cash balance plans be attributed using the traditional unit credit method of accounting. The requirements of EITF 03-04 are effective as of the company’s fiscal 2004 pension plan measurement date. The company is currently evaluating the actuarial impact of this consensus as it applies to its cash balance plan structure.

Primarily as a result of plan asset performance, the company was required to recognize an additional pretax minimum pension liability of $58.2 million in the 2003 Consolidated Balance Sheet. In fiscal 2002, the company recognized an additional pretax minimum pension liability of $25.0 million due to plan asset performance and the effects of the early retirement offer and other workforce reductions. In both years, this additional liability was recorded, net of tax, as a component of accumulated other comprehensive loss in the Consolidated Statements of Shareholders’ Equity.

During fiscal year 2002, the company offered qualifying employees an early retirement opportunity in connection with its restructuring plan. As a result of this offer, the company recognized an increase in benefit obligation of approximately $6.5 million. Also during 2002, the company recognized a reduction to the benefit obligation of $0.9 million as a result of the curtailment of future service years for employees involved in the workforce reduction actions arising from the restructuring plan. Refer to the “Restructuring Charges” footnote for further discussion of restructuring activities in the current and prior year.

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

                                                         Pension Benefits        Post-Retirement Benefits
                                                         ----------------        ------------------------
(In Millions)                                           2003           2002        2003          2002
Change in benefit obligations:
Benefit obligations at beginning of year             $241.8          $240.2        $12.8        $11.6
Service cost                                           11.1            12.5         ——           ——
Interest cost                                          16.2            17.0          1.0           .9
Amendments                                             ——               0.5         ——           ——
Early retirement window                                ——               6.5         ——           ——
Curtailments                                           ——              (0.9)        ——           ——
Actuarial loss                                         20.3             5.5          3.3          1.6
Benefits paid                                         (14.7)          (39.5)        (1.5)        (1.3)
                                                      -----           -----         ----         ----
Benefit obligations at end of year                   $274.7          $241.8        $15.6        $12.8
                                                      -----           -----         ----         ----

Change in plan assets:
Fair value of plan assets at beginning of year       $188.2          $219.6         ——           ——
Actual return on plan assets                           (9.8)          (29.3)        ——           ——
Employer contribution                                  32.1            37.4         $1.5         $1.3
Benefits paid                                         (14.7)          (39.5)        (1.5)        (1.3)
                                                      -----           -----         ----         ----
Fair value of plan assets at end of year             $195.8          $188.2         ——           ——
                                                      -----           -----         ----         ----

Funded status                                        $(78.9)         $(53.6)      $(15.6)      $(12.8)
Unrecognized transition amount                          0.1             0.1         ——           ——
Unrecognized net actuarial loss                       112.0            60.5          6.4          3.4
Unrecognized prior service cost                       (23.6)          (26.5)         0.5          0.6
                                                      -----           -----         ----         ----
Prepaid (Accrued) benefit cost                         $9.6          $(19.5)       $(8.7)       $(8.8)
                                                      =====           =====        =====        =====

Amounts recognized in the Balance Sheet at the end
of the year:

Prepaid benefit cost                                  $10.2            $2.9         ——           ——
Accrued benefit liability                             (84.5)          (47.4)       $(8.7)       $(8.8)
Minimum pension liability                              83.2            25.0         ——           ——
Intangible asset                                        0.7            ——           ——           ——
                                                      -----           -----         ----         ----
Prepaid (Accrued) benefit cost                         $9.6          $(19.5)       $(8.7)       $(8.8)
                                                      =====           =====        =====        =====

Weighted average assumptions:
Discount rate                                           6.00%         7.25%        6.00%        7.25%
Expected return on plan assets                          8.50%         9.50%         N/A          N/A
Rate of compensation increase                           4.50%         4.50%         N/A          N/A

For measurement purposes related to post-retirement benefit calculations, a 9.1 percent annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2003. The rate was assumed to decrease gradually to 5.5 percent by 2010 and remain at that level thereafter.

                                                Pension Benefits               Post-Retirement Benefits
                                                ----------------               ------------------------
(In Millions)                           2003        2002          2001        2003        2002       2001
                                        ----        ----          ----        ----        ----       ----
Components of net periodic
benefit cost:
Service cost                           $11.1       $12.5         $12.4         ——          ——         ——
Interest cost                           16.2        17.0          16.6        $1.0        $0.9       $0.8
Expected return on plan assets         (21.7)      (22.5)        (22.9)        ——          ——         ——
Net amortization                        (2.4)       (3.6)         (4.4)        0.3         0.2        0.1
                                        ----        ----          ----        ----        ----       ----
Net periodic benefit cost               $3.2        $3.4          $1.7        $1.3        $1.1       $0.9
                                        ====        ====          ====        ====        ====       ====

A one-percentage-point increase in assumed healthcare cost trend rates would have increased the accumulated post-retirement benefit obligation at May 31, 2003 by $0.9 million. A one-percentage-point decrease would have decreased the accumulated post-retirement benefit obligation at May 31, 2003 by $0.8 million.

Plan assets consist primarily of listed common stocks, mutual funds, and corporate obligations. Plan assets at both May 31, 2003 and June 1, 2002 included 644,766 shares of Herman Miller, Inc. common stock. As of May 31, 2003, the market value of Herman Miller, Inc. shares included in Plan assets was approximately $12.5 million. Dividends paid during fiscal 2003 on these shares totaled approximately $0.1 million.

Profit Sharing and 401(k) Plan Domestically, Herman Miller, Inc., has a trusteed profit sharing plan that includes substantially all employees. These employees are eligible to begin participating at the beginning of the quarter following their date of hire. The plan provides for discretionary contributions (payable in the company’s common stock) of not more than 6.0 percent of employees’ wages based on the company’s financial performance. The cost of the plan charged against operations in 2003 was $0.9 million. The company did not recognize any expense in 2002 related to the profit sharing plan. In 2001, the company recognized expense of $5.4 million related to the plan.

The company matches 50 percent of employee contributions to their 401(k) accounts up to 6.0 percent of their pay. The company’s contributions were approximately $5.8 million, $6.6 million, and $7.6 million in fiscal 2003, 2002, and 2001, respectively.

Common Stock and Per Share Information The following table reconciles the numerators and denominators used in the calculations of basic and diluted EPS for each of the last three years.

(In Millions, Except Shares)                                       2003             2002             2001
Numerators:                                                        ----             ----             ----
    Numerators for both basic and diluted EPS, net
    earnings                                                      $23.3           $(56.0)          $140.6
                                                                  =====           ======           ======
Denominators:
    Denominators for basic EPS,
    Weighted-average common shares outstanding               74,155,582       75,873,160       76,663,746

Potentially dilutive shares resulting from stock
    option plans (1)                                            323,481               ——          983,565
                                                                -------        ---------          -------

Denominator for diluted EPS                                  74,479,063       75,873,160       77,647,311
                                                             ==========       ==========       ==========

(1) As the company reported a net loss for the year ended June 1, 2002, shares resulting from stock option plans would be anti-dilutive to EPS, and consequently, have not been included in determining diluted EPS. The number of shares excluded totaled 567,234.

Certain exercisable stock options were not included in the computations of diluted EPS in fiscal years 2003 and 2001 because the option prices were greater than average market prices for the periods. The number of stock options outstanding at the end of fiscal 2003 and 2001 which were not included in the calculation of diluted EPS and the ranges of exercise prices were: 6,986,483 at $17.86--$32.50 in 2003; and 2,406,140 at $25.81--$32.50 in 2001.

Stock Plans
Under the terms of the company’s 1995 Employee Stock Purchase Plan, 4 million shares of authorized common stock were reserved for purchase by plan participants at 85.0 percent of the market price. At May 31, 2003, 2,530,767 shares remained available for purchase through the plan, and there were approximately 6,245 employees eligible to participate in the plan, of which 1,771, or approximately 28 percent, were participants. During 2003, 2002, and 2001, employees purchased 206,205 shares for the weighted-average fair value of $14.83; 201,478 shares for the weighted-average fair value of $19.39; and 204,223 shares for the weighted-average fair value of $22.84, respectively.

The company has stock option plans under which options are granted to employees and non-employee directors at a price not less than the market price of the company’s common stock on the date of grant. All options become exercisable between one year and four years from date of grant and expire five to ten years from date of grant. At May 31, 2003, there were 3,618,584 shares available for future options.

The company’s Long-Term Incentive Plan, along with the Nonemployee Officer and Director Stock Option Plan, authorizes reload options. Reload options provide for the purchase of shares equal to the number of shares delivered upon exercise of the original options plus the number of shares delivered to satisfy the minimum tax liability incurred in the exercise. The reload options retain the expiration date of the original options; however, the exercise price must equal the fair-market value on the date the reload options are granted. During fiscal 2003, no reload options were automatically granted. During fiscal 2002 and 2001, 51,340 and 357,517 reload options, respectively, were automatically granted.

A summary of shares subject to options follows.

                                              2003                        2002                      2001
                                         Weighted-                   Weighted-                 Weighted-
                                           Average                     Average                   Average
                               2003       Exercise           2002     Exercise         2001     Exercise
                             Shares         Prices         Shares       Prices       Shares       Prices
Outstanding at
beginning of year          8,019,537        $23.55       6,265,020      $22.78     5,238,504      $20.89
  Granted                     84,847        $19.20       2,964,416      $24.14     1,910,206      $26.17
  Exercised                 (87,220)         $8.56       (544,444)      $14.34     (782,357)      $17.95
  Terminated               (423,712)        $24.97       (665,455)      $26.06     (101,333)      $26.10
                        ------------        ------    ------------      ------     ---------      ------
Outstanding at
end of year                7,593,452        $23.59       8,019,537      $23.55     6,265,020      $22.78
                        ------------        ------    ------------      ------     ---------      ------
Exercisable at
end of year                6,033,014        $23.59       4,212,217      $23.07     3,685,579      $21.11
                        ============        ======    ============      ======     =========      ======
Weighted-average
fair-market value
of options
granted                                      $6.73                       $7.29                     $9.96

A summary of stock options outstanding at May 31, 2003, follows.

                                                                                     Exercisable Stock
                                          Outstanding Stock Options                       Options
                                              Weighted-
                                               Average          Weighted-                          Weighted-
  Range of Exercise                           Remaining          Average                            Average
        Price               Shares         Contractual Life   Exercise Price       Shares        Exercise Price
        -----               ------         ----------------   --------------       ------        --------------

  $  5.25-$23.80             3,783,834        4.30 years        $20.46              2,599,058       $19.23
   $24.20-$27.36             2,779,214        7.16 years        $25.63              2,404,352       $25.72
   $27.50-$32.50             1,030,404        4.55 years        $29.59              1,029,604       $29.59
                             ---------        ----------        ------              ---------       ------
Total                        7,593,452        5.38 years        $23.59              6,033,014       $23.59
                             =========        ==========        ======              =========       ======

The company accounts for its employee stock purchase plan and its stock option plans under APB Opinion 25; therefore, no compensation costs are recognized when employees purchase stock or when stock options are granted or exercised. If compensation costs had been computed under SFAS No. 123, "Accounting for Stock-Based Compensation," the company would recognize expense pro-rata over the vesting periods of the options granted. Accordingly, the company’s net earnings and earnings per share would have been reduced by approximately $11.1 million, or $.15 per share in 2003, $7.2 million, or $.09 per share in 2002, and $10.4 million, or $.13 per share in 2001.

For purposes of computing compensation costs of stock options granted, the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions.

	2003	2002	2001
Risk-free interest rates	2.11% - 3.40%	3.63% - 4.84%	4.46% - 6.26%
Expected term of options	4 years	3 - 4 years	3 years
Expected volatility	42% - 44%	45% - 46%	49% - 50%
Dividend yield	0.5	0.5	0.5

Black-Scholes is a widely accepted stock option pricing model; however, the ultimate value of stock options granted will be determined by the actual lives of options granted and future price levels of the company’s common stock.

Key Executive and Director Stock Programs
Restricted Stock Grants The company grants restricted common stock to certain key employees. Shares are awarded in the name of the employee, who has all rights of a shareholder, subject to certain restrictions on transferability and a risk of forfeiture. The forfeiture provisions on the awards expire annually, over a period not to exceed five years. During fiscal 2003, 8,451 shares were granted under the company’s long-term incentive plan, no shares were forfeited, and the forfeiture provisions expired on 20,763 shares. As of May 31, 2003, 196,368 shares remained subject to forfeiture provisions and restrictions on transferability. During fiscal 2002, 195,898 shares were granted, 1,935 shares were forfeited, and the forfeiture provisions expired on 56,462 shares. During fiscal 2001, 49,841 shares were granted, no shares were forfeited, and the forfeiture provisions expired on 19,306 shares.

The remaining shares subject to forfeiture provisions have been recorded as unearned stock grant compensation and are included as a separate component of shareholders’ equity under the caption Key Executive Stock Programs. The unearned compensation is being charged to selling, general, and administrative expense over the five-year vesting period and was $1.5 million, $1.4 million, and $1.1 million in 2003, 2002, and 2001, respectively.

Key Executive Deferred Compensation Plan The company established the Herman Miller, Inc., Key Executive Deferred Compensation Plan, which allows certain executives to defer receipt of all or a portion of their cash incentive bonus. The company may make a matching contribution of 30 percent of the executive’s contribution up to 50 percent of the deferred cash incentive bonus. The company’s matching contribution vests at the rate of 33 1/3 percent annually. In accordance with the terms of the plan, the executive deferral and company matching contribution have been placed in a “Rabbi” trust, which invests solely in the company’s common stock. These Rabbi trust arrangements offer the executive a degree of assurance for ultimate payment of benefits without causing constructive receipt for income tax purposes. Distributions to the executive from the Rabbi trust can only be made in the form of the company’s common stock. The assets in the Rabbi trust remain subject to the claims of creditors of the company and are not the property of the executive and are, therefore, included as a separate component of shareholders’ equity under the caption Key Executive Stock Programs.

Key Executive Stock Purchase Assistance Plan The company previously adopted a key executive stock purchase assistance plan that was used to assist them in attaining their stock ownership requirements. Under the terms of this plan, loans were made to key executives for the purpose of purchasing company stock. All loans are full recourse loans. Each loan is evidenced by a promissory note from the participating executive and is secured by all or a portion of the shares purchased with the loan proceeds. The sale or transfer of shares is restricted for five years after the loan is fully paid. The plan provides for the key executives to earn repayment of a portion of the notes, including interest, based on meeting annual performance objectives as set by the Executive Compensation Committee of the Board of Directors. During the course of the loans, the plan prohibits participants from earning repayment of more than eighty percent of the original principal amount, plus accrued interest, prior to maturity of the loans.

No loans under this plan have been extended by the company during the past three fiscal years. Moreover, following the enactment of the Sarbanes-Oxley Act of 2002, the company’s Executive Compensation Committee will not permit any new loans to be granted under the plan. Existing loans may be paid in accordance with their prevailing terms but may not be materially modified.

The notes bear interest at 7.0 percent per annum. Interest is payable annually, and principal is due on various dates through September 1, 2008. As of May 31, 2003, the notes outstanding relating to the exercise of options were $0.03 million. Notes outstanding related to open-market purchases were $1.4 million and are recorded in other assets. Compensation expense related to earned repayment was zero in 2003 and not material in 2002. In 2001, this expense totaled $0.2 million.

In fiscal 2003 and 2002 the annual performance objectives related to the earned repayment provision of these loans were not attained resulting in payment obligations for current plan participants. In fiscal 2003, no deferrals of these payment obligations were granted. Accordingly, principal payments of $0.25 million and interest payments of $0.1 million are expected to be paid in the second quarter of fiscal 2004 by participants of the plan. In fiscal 2002, the Executive Compensation Committee of the Board of Directors agreed to allow the participants to defer the fiscal 2002 payments to a future date without extending the maturities on the loans. In total, principal payments of $0.2 million and interest payments of $0.1 million were deferred for four executives in fiscal 2002.

Director Fees During fiscal 2000, the Board of Directors approved a plan that allows the Board members to elect to receive their director fees in one or more of the following forms: cash, deferred compensation in the form of shares, unrestricted company stock at the market value at the date of election, or stock options that vest in one year and expire in ten years. The exercise price of the stock options granted may not be less than the market price of the company’s common stock on the date of grant. Under the plan, the Board members received 74,847 options, 5,230 shares of common stock, and 5,346 shares through the deferred compensation program during fiscal 2003. In fiscal 2002, Board members received 47,020 options and 11,266 shares through the deferred compensation program.

Income Taxes
The components of earnings from continuing operations before income taxes and cumulative effect of change in accounting are as follows.

(In Millions)                                 2003            2002           2001
                                              ----            ----           ----
Domestic                                     $31.0          $(80.9)        $204.8
Foreign                                        4.8           (10.1)          20.3
                                              ----            ----           ----

                                             $35.8          $(91.0)        $225.1
                                             =====           =====          =====
The provision (benefit) for income taxes consists of the following.

(In Millions)                                 2003            2002           2001
                                              ----            ----           ----
Current:  Domestic--Federal                   $3.4          $(14.0)         $68.0
          Domestic--State                     (5.4)           (8.1)           4.5
          Foreign                             (3.2)           (2.6)           7.2
                                              ----            ----           ----
                                              (5.2)          (24.7)          79.7
                                              ----            ----           ----
Deferred:  Domestic--Federal                   5.7           (10.8)           0.7
           Domestic--State                     7.0             0.7            0.3
           Foreign                             5.0            (0.2)           0.3
                                              ----            ----           ----
                                              17.7           (10.3)           1.3
                                              ----            ----           ----
Total income tax provision (benefit)         $12.5          $(35.0)         $81.0
                                             =====           =====          =====

The following table represents a reconciliation of income taxes at the United States statutory rate with the effective tax rate as follows.

(In Millions)                                       2003          2002         2001
                                                    ----          ----         ----

Income taxes computed at the United
   States statutory rate of 35%                    $12.5        $(31.9)       $78.8
Increase (decrease) in taxes resulting from:
   Corporate-owned life insurance                     ——           3.3           ——
   State taxes, net                                  1.6          (4.8)         3.1
   Change in tax reserves                           (2.0)           ——           ——
   Other, net                                        0.4          (1.6)        (0.9)
                                                    ----          ----         ----
                                                   $12.5        $(35.0)       $81.0
                                                   =====         =====        =====
The tax effects and types of temporary differences that give rise to significant components of the deferred tax assets and liabilities at May 31, 2003, and June 1, 2002, are presented below.
(In Millions)                                                            2003                   2002
                                                                         ----                   ----
Deferred tax assets:
  Book over tax loss on sale of fixed assets                             ——                     $2.7
  Compensation-related accruals                                         $10.9                   11.2
  Accrued pension and postretirement benefit obligations                 33.9                   21.7
  Reserves for inventory                                                  3.0                    3.5
  Reserves for uncollectible accounts and notes receivable                5.5                    4.6
  Restructuring                                                           6.7                    9.1
  Accrued GSA                                                             6.0                    5.9
  Warranty                                                                5.9                    7.7
  State Tax NOL’s                                                         4.3                    ——
  Foreign Tax NOL’s                                                       1.1                    ——
  Other                                                                  15.1                   10.4
  Valuation allowance                                                    (1.0)                   ——
                                                                         ----                   ----
                                                                        $91.4                  $76.8
                                                                        =====                  =====
Deferred tax liabilities:
  Book basis in property in excess of tax basis                         $(7.5)                 $(6.5)
  Tax over book loss on sale of fixed assets                             (2.1)                   ——
  Capitalized software costs                                            (19.2)                 (19.5)
  Prepaid employee benefits                                              (4.8)                  (4.2)
  Other                                                                  (4.6)                 (11.1)
                                                                         ----                   ----
                                                                       $(38.2)                $(41.3)
                                                                        =====                  =====

The future tax benefits of net operating loss (NOL) carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. The company bases this determination on the expectation that related operations will be sufficiently profitable or various tax planning strategies will enable the company to utilize the NOL carryforwards. To the extent that available evidence about the future raises doubt about the realization of these tax benefits, a valuation allowance is established.

The company has state and local tax NOL carryforwards, the tax benefit of which is $4.3 million, that have various expiration periods from five to twenty years. For financial statement purposes, the net operating loss carryforwards have been recognized as a deferred tax asset, subject to a valuation allowance of approximately $1.0 million.

The company has foreign net operating loss carryforwards, the tax benefit of which is $1.1 million, that have various expiration periods, some of which are unlimited in term. For financial statement purposes, the tax benefit of the foreign net operating loss carryforwards has been recognized as a deferred tax asset.

The company has not provided for United States income taxes on undistributed earnings of foreign subsidiaries totaling $67 million. Recording of deferred income taxes on these undistributed earnings is not required, since these earnings have been permanently reinvested. These amounts would be subject to possible U.S. taxation only if remitted as dividends. The determination of the hypothetical amount of unrecognized deferred U.S. taxes on undistributed earnings of foreign entities is not practicable.

During fiscal 2002, the company entered into a settlement agreement with the Internal Revenue Service related to the disallowance of deductions for its corporate owned life insurance (COLI) policy loan interest and administrative fees. This settlement was for all years of the insurance programs since their inception in fiscal 1994.

The company’s settlement provided for the surrender of its COLI program policies. As a result, the company cancelled the related life insurance policies resulting in a $1.8 million pretax charge to earnings in the quarter ended March 2, 2002. The company also received cash in the third quarter of fiscal 2002 totaling $14.0 million for the net cash surrender value of the related policies. Additionally, the settlement agreement required the company to pay taxes and interest related to the disallowance of the deductions for the tax years between 1994 and 1999. As the company had previously reserved for the disallowance of these deductions, no further impact to net earnings was required. Taxes and interest related to the settlement totaling $20.4 million were paid during fiscal 2003. Future remaining tax and interest payments totaling $1.8 million are expected to be made in early fiscal 2005.

Fair Value of Financial Instruments
The carrying amount of the company’s financial instruments included in current assets and current liabilities approximates fair value due to their short-term nature. The fair value of the notes receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of May 31, 2003, and June 1, 2002, the fair value of the notes receivable approximated the carrying value. The company intends to hold these notes to maturity and has recorded allowances to reflect the terms negotiated for carrying value purposes. As of May 31, 2003, the carrying value of the company’s long-term debt including both current maturities and the fair value of the company’s interest rate swap arrangement was $223.0 million with a corresponding fair market value of $256.8 million. At June 1, 2002, the carrying value and fair market value was $232.4 million and $233.7 million, respectively.

Financial Instruments with Off-Balance-Sheet Risk
The company has periodically utilized financial instruments to manage its foreign currency volatility at the transactional level as well as its exposure to interest rate fluctuations.

Foreign Currency Contracts The majority of the foreign currency contracts relate to major currencies such as the Japanese yen, the Australian dollar, and the British pound. The exposure to credit risk from these currency contracts is minimal, because the counterparties are major financial institutions. The market risk exposure is essentially limited to currency rate movements. The gains or losses arising from these financial instruments are applied to offset exchange gains or losses on the related hedged exposures. Realized gains or losses in 2003, 2002, and 2001 were not material to the company’s results of operations. At May 31, 2003 and June 1, 2002, the company had no outstanding derivative financial instruments resulting from foreign currency hedge contracts.

Interest Rate Swap On May 21, 2002 the company entered into a fixed-to-floating interest rate swap agreement effectively converting $40 million of fixed-rate private placement debt to a floating-rate basis. As of May 31, 2003, the floating interest rate, which is based on the 90-day LIBOR, was approximately 3.71 percent. This fair-value hedge is “highly effective” and qualifies for hedge-accounting treatment as well as the “short-cut” method under the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Under this accounting treatment, the change in the fair value of the interest rate swap is equal to the change in value of the related hedged debt and, as a result, there is no net effect on earnings. This agreement, which expires on March 6, 2006, requires the company to pay floating-rate interest payments on a quarterly basis in return for receiving semi-annual fixed-rate interest payments that coincide with the semi-annual payments to the private placement holders at the same rate. The counterparty to this swap instrument is a large major financial institution which the company believes is of high-quality creditworthiness. While the company may be exposed to potential losses due to the credit risk of non-performance by this counterparty, such losses are not anticipated. This transaction reduced net interest expense by approximately $0.9 million in fiscal 2003. In fiscal 2002, the effect on net interest expense was not material. The fair value of this swap instrument at May 31, 2003, was approximately $1.2 million. The company had no interest rate swap contracts outstanding as of June 2, 2001.

Supplemental Disclosures of Cash Flow Information
The following table presents the adjustments to reconcile net earnings to net cash provided by operating activities.

(In Millions)                                                2003             2002              2001
                                                             ----             ----              ----
Depreciation                                                $67.6            $105.7            $87.3
Amortization                                                  1.8               7.2              5.3
Provision for losses on accounts
   and notes receivable                                       4.4               2.9              6.6
Restructuring                                                 2.0              49.9               ——

Loss on sales of property and equipment                       2.7               8.8              5.4
Deferred taxes                                              (17.7)            (10.3)             1.3
Other liabilities                                            (7.4)            (26.1)             4.9
Impairment of equity investment                               2.2                ——               ——
Stock grants earned                                           1.5               1.4              1.1
Changes in current assets and liabilities:
    Decrease (increase) in assets:

         Accounts receivable                                 14.5              66.9             10.6
         Inventories                                          8.2              16.3             (2.0)
         Prepaid expenses and other                          (0.9)             (5.1)            (5.7)
     Increase (decrease) in liabilities:
         Accounts payable                                     3.3             (25.0)           (19.3)
         Accrued liabilities                                 39.2             (82.0)           (27.8)
                                                            -----             -----             ----
Total changes in current assets and liabilities              64.3             (28.9)           (44.2)
                                                            -----             -----             ----
     Total adjustments                                     $121.4            $110.6            $67.7
                                                            =====             =====             ====

Cash payments for interest and income taxes were as follows.

(In Millions)                                                2003             2002              2001
                                                             ----             ----              ----
Interest paid                                               $17.5             $21.1            $13.5
Income taxes (refunded) paid, net                          $ (1.9)           $  7.7            $80.1

Guarantees, Indemnifications, and Contingencies
Product Warranties The company provides warranty coverage to the end-user for parts & labor on products sold. The standard length of warranty is 12 years; however, this can vary depending on the product classification. The company does not sell or otherwise issue warranties or warranty extensions as stand-alone products. Reserves have been established for the various costs associated with the company’s warranty program. General warranty reserves are based on historical claims experience and other currently available information and are periodically adjusted for business levels. Specific reserves are established once an issue is identified with the amounts for such reserves based on the estimated cost to correct the problem.

Warranty matters identified, settlements made, and adjustments to the accrued warranty reserve for the year ended May 31, 2003 were as follows.

(In Millions)

Accrual Balance - June 1, 2002	$22.5
Warranty matters identified during the period	10.7
Costs to correct during the period	(11.5)
Adjustments to accrual (1)	(3.9)
Accrual Balance - May 31, 2003	$17.8

(1) Adjustments are primarily the result of revisions to the estimated remaining population of products requiring service within a specific reserve category.

Other Guarantees During fiscal 2003, the company entered into an agreement to guarantee the debt of an independent contract furniture dealership. The maximum financial exposure assumed by the company as a result of this arrangement totaled $0.8 million as of May 31, 2003. In accordance with the provisions of FIN 45, the company has recorded the fair value of this guarantee, which is estimated to be $0.3 million, under the caption “Other Liabilities” in the May 31, 2003 consolidated balance sheet.

The company is periodically required to provide performance bonds in order to do business with certain customers. These arrangements are common and generally have terms ranging between one and three years. The bonds are required to provide assurances to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies and the company is ultimately liable for claims that may occur against them. As of May 31, 2003, the company had a maximum financial exposure related to performance bonds totaling approximately $12.6 million. The company has had no history of claims nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company’s financial statements. Accordingly, no liability has been recorded.

The company has entered into standby letter of credit arrangements for the purpose of protecting various insurance companies against default on the payment of certain premiums and claims. A majority of these arrangements are related to the company’s wholly owned captive insurance company. As of May 31, 2003, the company had a maximum financial exposure from these insurance-related standby letters of credit totaling approximately $10.2 million. The company has had no history of claims nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company’s financial statements. Accordingly, no liability has been recorded.

Subsequent to the end of fiscal 2003, the coverage value of these insurance-related letters of credit was increased by $2.6 million, bringing the company’s maximum financial exposure to $12.8 million.

In addition to these insurance-related items, during fiscal 2003 the company entered into two separate standby letter of credit arrangements for purposes of guaranteeing the debt of two independent contract furniture dealerships. As of the end of fiscal 2003, the maximum financial exposure from these instruments totaled $0.8 million. The company has recorded the fair value of these guarantees, which is estimated to be approximately $0.6 million, under the caption “Other Liabilities” in the May 31, 2003 consolidated balance sheet.

The company has guaranteed a contractual lease obligation of an independent contract furniture dealership. The related lease term expires in the fourth quarter of fiscal 2004. As of the end of fiscal 2003, the remaining unpaid lease payments subject to this guarantee totaled approximately $0.2 million. In accordance with the provisions of FIN 45, no liability has been recorded as the company entered into this arrangement prior to December 31, 2002.

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

On March 19, 2003, a settlement was reached in mediation concerning an audit of the company’s compliance with its international GSA contract for the years 1991, 1992, and 1993. The terms of the settlement required the company to pay $0.6 million to the United States Government. This payment was made during the fourth quarter of fiscal 2003. The financial impact of this settlement was previously reserved for, and consequently, it had no impact on fiscal 2003 net earnings.

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

Sales to customers are attributed to the geographic areas based on the location of the customer. Long-lived assets consist of property and equipment. Geographic information is as follows.

(In Millions)	2003	2002	2001
Net sales:
United States	$1,134.0	$1,249.2	$1,889.2
International	202.5	219.5	347.0
	$1,336.5	$1,468.7	$2,236.2

Long-lived assets:
United States	$ 235.3	$ 304.4	$ 396.8
International	10.4	11.0	12.2
	$ 245.7	$ 315.4	$ 409.0

Subsequent Event
On July 30, 2003 the Florida Court of Appeals issued its decision to deny the request for a re-hearing of a case against one of the company’s wholly owned contract furniture dealerships. This case was originally filed in July 1999 and resulted in an adverse jury verdict in favor of the plaintiff in October of 2001. At that time, the company appealed the verdict and, in May 2003, the Court of Appeals ruled against the plaintiff and reversed the original verdict. Upon this decision, the plaintiff entered a request for a re-hearing which was subsequently denied on July 30, 2003. As a result of this favorable decision, the company expects to reverse its previously recorded liability of $5.2 million, which includes approximately $0.9 million of accrued interest, during the first quarter of fiscal 2004.

Report Of Independent Auditors

To the Shareholders and Board of Directors of Herman Miller, Inc.

We have audited the accompanying consolidated balance sheets of Herman Miller, Inc. and subsidiaries as of May 31, 2003 and June 1, 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended May 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Herman Miller, Inc. and subsidiaries for the year ended June 2, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated June 25, 2001.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Herman Miller, Inc. and subsidiaries at May 31, 2003 and June 1, 2002, and the consolidated results of their operations and their cash flows for each of the two years in the period ended May 31, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed above, the consolidated financial statements of Herman Miller, Inc. and subsidiaries as of June 2, 2001 and for the year then ended were audited by other auditors who have ceased operations. As described in the Significant Accounting and Reporting Policies footnote, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (Statement) No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of June 2, 2002. Our audit procedures with respect to the disclosures in the Significant Accounting and Reporting Policies footnote with respect to fiscal 2001 included (a) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in fiscal 2001 related to goodwill as a result of initially applying Statement No. 142 to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings-per-share amounts. In our opinion, the disclosures for fiscal 2001 in the Significant Accounting and Reporting Policies footnote are appropriate. However, we were not engaged to audit, review or apply any procedures to the fiscal 2001 consolidated financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the fiscal 2001 consolidated financial statements taken as a whole.

As discussed in the Significant Accounting and Reporting Policies footnote to the consolidated financial statements, in fiscal 2003 the Company changed its method of accounting for goodwill.

/s/ Ernst & Young LLP
Grand Rapids, MI
June 23, 2003, except for the Subsequent Event footnote, as to which the date is July 30, 2003

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

Arthur Andersen LLP
Grand Rapids, Michigan,

June 25, 2001

(1) The company has not been able to obtain, after reasonable efforts, the re-issued report of Arthur Andersen LLP related to the 2001 consolidated financial statements. Therefore, we have included a copy of their previously issued report. See Item 9 and Exhibit 23(b) for further information.

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

Arthur Andersen’s report on the Company’s consolidated financial statements for the fiscal year ended June 2, 2001, did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal year ended June 2, 2001, and through May 6, 2002 (the “Relevant Period”), (1) there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen’s satisfaction, would have caused Arthur Andersen to make reference to the subject matter of the disagreement(s) in connection with its reports on the Company’s consolidated financial statements for such years; and (2) there were no reportable events as described in Item 304(a)(1)(v) (“Reportable Events”) of the Commission’s Regulation S-K.

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

The company has not been able to obtain, after reasonable efforts, the re-issued reports or consent of Arthur Andersen related to the 2001 consolidated financial statements and financial statement schedule. Therefore, we have included a copy of their previously issued report. See Exhibit 23(b) for further information concerning Arthur Andersen’s consent.

Item 9A Controls and Procedures

Evaluation of Disclosure Controls and Procedures

With the participation of management, the company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the company’s disclosure controls and procedures [as defined in Exchange Act Rules 13a-15(e) and 15d-15(a)] as of May 31, 2003 (the “Evaluation Date”), have concluded that, as of such date, the company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the company and its consolidated subsidiaries would be made known to them by others within those entities in connection with the company’s filing of its Annual Report on Form 10-K for the annual period ended May 31, 2003.

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control over financial reporting that occurred during our last fiscal quarter, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART III

Item 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of Registrant

Information relating to directors and director nominees of the registrant is contained under the caption “Director and Executive Officer Information” in the company’s definitive Proxy Statement, dated August 28, 2003, relating to the company’s 2003 Annual Meeting of Shareholders, and the information within that section is incorporated by reference. Information relating to Executive Officers of the company is included in Part I hereof entitled “Executive Officers of the Registrant.”

There are no family relationships between or among the above-named executive officers. There are no arrangements or understandings between any of the above-named officers pursuant to which any of them was named an officer.

Item 11 EXECUTIVE COMPENSATION

Information relating to management remuneration is contained under the caption “Summary Compensation Table” in the company’s definitive Proxy Statement, dated August 28, 2003, relating to the company’s 2003 Annual Meeting of Shareholders, and the information within this section is incorporated by reference. However, the information under the captions “Executive Compensation Committee Report” and “Shareholder Return Performance Graph” are specifically excluded.

Item 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The sections entitled “Voting Securities and Principal Shareholders” and “Director and Executive Officer Information” and “Equity Compensation Plan Information” in the definitive Proxy Statement, dated August 28, 2003, relating to the company’s 2003 Annual Meeting of Shareholders and the information within those sections are incorporated by reference.

Item 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions contained under the captions “Director and Executive Officer Information” and “Compensation of Board Members and Non-Employee Officers” in the definitive Proxy Statement, dated August 28, 2003, relating to the company’s 2003 Annual Meeting of Shareholders is incorporated by reference.

Item 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning the payments to our principal accountants and the services provided by our principal accounting firm set forth under the caption “Ratification of Appointment of Independent Auditors” in the Definitive Proxy Statement, dated August 28, 2003, relating to the company’s 2003 Annual Meeting of Shareholders’, is incorporated by reference.

PART IV

Item 15  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)	1.	Financial Statements
	The following consolidated financial statements of the company are included in this Form 10-K on the pages noted:
Consolidated Statements of Operations
Consolidated Balance Sheets
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Report Independent Auditors
Report of Arthur Andersen LLP, Independent Public Accountants
  Dated June 25, 2001
			Page Number in the Form 10-K 27 28 29 30 31-54 55 56
(a)	2.	Financial Statement Schedule
	The following financial statement schedule and related Report of Independent Public Accountants on the Financial Statement Schedule are included in this Form 10-K on the pages noted:
Report of Independent Auditors on Financial Statement Schedule Report of Arthur Andersen LLP, Independent Public Accountants on Financial Statement Schedule dated June 25, 2001		Page Number in this Form 10-K 61 62
Schedule II-	Valuation and Qualifying Accounts and Reserves for the Years Ended May 31, 2003; June 1, 2002; and June 2, 2001	64
All other schedules required by Form 10-K Annual Report have been omitted because they were inapplicable, included in the Notes to Consolidated Financial Statements, or otherwise not required under instructions contained in Regulation S-X.

(a)	3.	Exhibits
Reference is made to the Exhibit Index which is included in this Form 10-K Annual Report.

(b)	Reports on Form 8-K
During the fourth quarter of fiscal 2003, the company furnished the following Form 8-K Current Reports to the Securities and Exchange Commission:
•	The company’s Current Report on Form 8-K, dated March 19, 2003 (Commission File No. 001-15141), under Item 9.
•	The company’s Current Report on Form 8-K, dated April 22, 2003 (Commission File No. 001-15141), under Item 5.
•	The company’s Current Report on Form 8-K, dated May 5, 2003 (Commission File No. 001-15141), under Item 5.

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

We have audited the consolidated financial statements of Herman Miller, Inc. and subsidiaries as of May 31, 2003 and June 1, 2002, and for each of the two years in the period ended May 31, 2003, and have issued our report thereon dated June 23, 2003 except for the Subsequent Event footnote, as to which the date is July 30, 2003 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of the company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Grand Rapids, Michigan
June 23, 2003

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

/s/ Arthur Andersen LLP
Grand Rapids, Michigan
June 25, 2001

(1) The company has not been able to obtain, after reasonable efforts, the re-issued report of Arthur Andersen LLP related to the 2001 financial statement schedule. Therefore, we have included a copy of their previously issued report. See Item 9 and Exhibit 23(b) for further information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERMAN MILLER, INC. /s/ Michael A. Volkema By Michael A. Volkema (Chairman and Chief Executive Officer)	and	/s/ Elizabeth A. Nickels By Elizabeth A. Nickels (Chief Financial Officer)

Dated:	August 25, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on August 25, 2003, by the following persons on behalf of the Registrant in the capacities indicated. Each Director of the Registrant, whose signature appears below, hereby appoints Michael A. Volkema as his attorney-in-fact, to sign in his or her name and on his or her behalf, as a Director of the Registrant, and to file with the Commission any and all amendments to this Report on Form 10-K.

/s/ Michael A. Volkema
Michael A. Volkema
(Chief Executive Officer and
Chairman of the Board)

/s/ David O. Ulrich
David O. Ulrich
(Director)

/s/ Dorothy A. Terrell
Dorothy A. Terrell
(Director)

/s/ J. Harold Chandler
J. Harold Chandler
(Director)

/s/ Mary Vermeer Andringa
Mary Vermeer Andringa
(Director)

/s/ Douglas D. French
Douglas D. French
(Director)	/s/ Thomas C. Pratt
Thomas C. Pratt
(Director)

/s/ E. David Crockett
E. David Crockett
(Director)

/s/ Lord Griffiths of Fforestfach
Lord Griffiths of Fforestfach
(Director)

/s/ C. William Pollard
C. William Pollard
(Director)

/s/ Ruth A. Reister
Ruth A. Reister
(Director)

/s/ Brian C. Walker
Brian C. Walker
(President, Chief Operating Officer, and Director)

HERMAN MILLER, INC., AND SUBSIDIARIES

SCHEDULE II——VALUATION AND QUALIFYING ACCOUNTS
(In Millions)

Column A	Column B	Column C			Column D			Column E
Description	Balance at beginning of period	Additions charged to costs and expenses	Acquired reserves	Increased net operating losses	Uncollectible accounts written off (net)[1]	Deducted from costs and expenses	Losses utilized[2]	Balance at end of period
Year ended May 31, 2003:
Allowance for possible losses on accounts receivable	$16.3	$0.6	$ —	$ —	$4.0	$ —	$ —	$12.9

Allowance for possible losses on notes receivable	$2.0	$3.0	$ —	$ —	$0.6	$ —	$ —	$4.4

Valuation allowance for deferred tax asset	$ —	$1.0	$ —	$ —	$ —	$ —	$ —	$1.0

Year ended June 1, 2002:
Allowance for possible losses on accounts receivable	$19.1	$ 2.4	$ —	$ —	$5.2	$ —	$ —	$16.3

Allowance for possible losses on notes receivable	$2.6	$ 0.5	$ —	$ —	$1.1	$ —	$ —	$ 2.0

Year ended June 2, 2001:
Allowance for possible losses on accounts receivable	$17.7	$ 6.6	$ 0.1	$ —	$ 5.3	$ —	$ —	$19.1

Allowance for possible losses on notes receivable	$ 4.2	$ —	$ —	$ —	$ —	$ 1.6	$ —	$ 2.6

Valuation allowance for deferred tax asset	$ 0.8	$ —	$ —	$ —	$ —	$ —	$ 0.8	$ —

1Includes effects of foreign currency translation.
2 Includes utilization of capital and net operating losses.

HERMAN MILLER, INC., AND SUBSIDIARIES

Exhibit Index

(3)	Articles of Incorporation and Bylaws
	(a)	Articles of Incorporation are incorporated by reference from Exhibit 3(a) and 3(b) of the Registrant’s 1986 Form 10-K Annual Report.
	(b)	Certificate of Amendment to the Articles of Incorporation, dated October 15, 1987, are incorporated by reference from Exhibit 3(b) of the Registrant’s 1988 Form 10-K Annual Report.
	(c)	Certificate of Amendment to the Articles of Incorporation, dated May 10, 1988, are incorporated by reference from Exhibit 3(c) of the Registrant’s 1988 Form 10-K Annual Report.
	(d)	Amended and Restated Bylaws, dated October 1, 2002.
(4)	Instruments Defining the Rights of Security Holders
	(a)	Specimen copy of Herman Miller, Inc., common stock is incorporated by reference from Exhibit 4(a) of Registrant’s 1981 Form 10-K Annual Report.
	(b)	Note Purchase Agreement dated March 1, 1996, is incorporated by reference from Exhibit 4(b) of the Registrant’s 1996 Form 10-K Annual Report.
	(c)	First Amendment to the Note Purchase Agreement dated February 11, 1999, is incorporated by reference from Exhibit 4(c) of the Registrant’s 1999 Form 10-K Annual Report.
	(d)	Second Amendment to the Note Purchase Agreement dated May 15, 2002.
(e)	Other instruments which define the rights of holders of long-term debt individually represent debt of less than 10% of total assets. In accordance with item 601(b)(4)(iii)(A) of regulation S-K, the Registrant agrees to furnish to the Commission copies of such agreements upon request.

	(f)	Dividend Reinvestment Plan for Shareholders of Herman Miller, Inc., dated January 6, 1997, is incorporated by reference from Exhibit 4(d) of the Registrant’s 1997 Form 10-K Annual Report.
	(g)	Shareholder Protection Rights Agreement dated as of June 30, 1999 is incorporated by reference from Exhibit 1 of the Registrant’s 8-K/A filed July 16, 1999.
(10)	Material Contracts
	(a)	Officers’ Supplemental Retirement Income Plan is incorporated by reference from Exhibit 10(f) of the Registrant’s 1986 Form 10-K Annual Report. *

Exhibit Index (continued)

(b)	Officers’ Salary Continuation Plan is incorporated by reference from Exhibit 10(g) of the Registrant’s 1982 Form 10-K Annual Report. *
(c)	Herman Miller, Inc., 1994 Key Executive Stock Purchase Assistance Plan, dated October 6, 1994, is incorporated by reference from Appendix C of the Registrant’s 1994 Proxy Statement. *
(d)	First Amendment to the Herman Miller, Inc., 1994 Key Executive Stock Purchase Assistance Plan, dated April 28, 1998, is incorporated by reference from Exhibit 10(g) of the Registrant’s 1998 Form 10-K Annual Report. *

(e)	Second Amendment to the Herman Miller, Inc., 1994 Key Executive Stock Purchase Assistance Plan, dated October 1, 2001. *
(f)	Herman Miller, Inc. 1994 Nonemployee Officer and Director Stock Option Plan (as amended through October 4, 2000). *
(g)	Herman Miller, Inc. Nonemployee Officer and Director Deferred Compensation Stock Purchase Plan dated November 1, 1999. *
(h)	Restricted Share Grant Agreement dated June 5, 2001, between the company and Michael A. Volkema.*
(i)	Herman Miller, Inc., Key Executive Deferred Compensation Plan and form of Deferred Compensation Agreement, dated February 28, 1997, is incorporated by reference from Exhibit 10(l) of the Registrant’s 1997 Form 10-K Annual Report.*

(j)	First Amendment to the Herman Miller, Inc., Key Executive Deferred Compensation Plan, dated January 20, 1998, is incorporated by reference from Exhibit 10(o) of the Registrant’s 1998 Form 10-K Annual Report. *

(k)	Herman Miller, Inc., Incentive Cash Bonus Plan, dated September 29, 1998, is incorporated by reference from Appendix A of the Registrant’s 1998 Proxy Statement. *
(l)	Credit Agreement dated April 16, 1999, is incorporated by reference from Exhibit 10(o) of the Registrant’s 1999 Form 10-K Annual Report.
(m)	First Amendment to the Credit Agreement dated March 9, 2000.
(n)	Second Amendment to the Credit Agreement dated May 15, 2002.
(o)	Third Amendment to the Credit Agreement dated May 13, 2003.
(p)	Form of Change in Control Agreement is incorporated by reference from Exhibit 10(p) of the Registrant’s 2001 Form 10-K Annual Report.
(q)	Change in Control Agreement for Michael A. Volkema is incorporated by reference from Exhibit 10(q) of the Registrant’s 2001 Form 10-K Annual Report.

Exhibit Index (continued)

(r) Herman Miller, Inc., Executive Incentive Plan dated April 23, 2002. *
(s) Herman Miller, Inc., Long Term Incentive Plan (as amended through September 30, 2002). *
(t) Herman Miller, Inc., Executive Incentive Plan dated April 22, 2003. *
(u) Amended and Restated SWAP Transaction Confirmation dated May 21, 2002.
*denotes compensatory plan or arrangement.
(16)	Letter from Arthur Andersen LLP regarding change in certifying accountant is incorporated by reference from Exhibit 16 of the Registrant’s current report on Form 8-K dated May 10, 2002.
(21)	Subsidiaries
(23)(a)	Consent of Independent Auditors
(23)(b)	Information Concerning Consent of Arthur Andersen LLP
(31)(a)	Certificate of the Chief Executive Officer of Herman Miller, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31)(b)	Certificate of the Chief Financial Officer of Herman Miller, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)(a)	Certificate of the Chief Executive Officer of Herman Miller, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32)(b)	Certificate of the Chief Financial Officer of Herman Miller, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

Exhibit 3(d)

AMENDED AND RESTATED BYLAWS

of

HERMAN MILLER, INC.

A Michigan Corporation

ARTICLE I
OFFICES

         Section 1. Registered Office. The registered office of the Corporation shall be as specified in the Articles of Incorporation or such other place as determined by the Board of Directors upon filing proper notice thereof with the State of Michigan. The Corporation shall keep records containing the names and addresses of all shareholders, the number, class and series of shares held by each, and the dates when they respectively became holders of record thereof, at its registered office or at the office of its transfer agent.

        Section 2. Other Offices. The business of the Corporation may be transacted in such locations other than the registered office, within or outside the State of Michigan, as the Board of Directors may from time to time determine, or as the business of the Corporation may require.

ARTICLE II

CAPITAL STOCK

        Section 1. Issuance of Stock and Stock Certificates. The Board of Directors, in its sole discretion and as necessary, may authorize the issuance of some or all of any class or series of the Corporation’s shares without certificates representing such shares. Such authorization shall not affect shares already represented by certificates until such certificates are surrendered to the Corporation. After the issuance of shares without certificates and within a reasonable time, the Corporation shall send the shareholder a written statement of the information normally required on certificates as mandated under the Michigan Business Corporation Act. Certificates, if specifically requested by a shareholder, representing shares of the Corporation may be issued and shall be in such form as is approved by the Board of Directors. Certificates shall be signed by the chairman of the Board of Directors, vice chairman of the Board of Directors, president or a vice president, and may also be signed by another officer of the Corporation. The certificate may be sealed with the seal of the Corporation, or a facsimile thereof. The signatures of the officers may be facsimiles. If an officer who has signed, or whose facsimile signature has been placed upon, a certificate ceases to be such officer before the certificate is issued, it may be issued by the Corporation with the same effect as if he or she were such officer at the date of issue. The Corporation’s records containing the names and addresses of all shareholders, the number, class and series of shares held by each, and the date when they respectively became holders of record thereof, shall be final and binding upon the shareholders and their successors and assigns for purposes of determining the identity and location of each shareholder and the number, class and series of shares held by each shareholder.

        Section 2. Replacement of Lost or Destroyed Certificates. If a stock certificate is lost or destroyed, no new certificate shall be issued in place thereof until the Corporation has received from the registered holder such assurances, representations, warranties and/or guarantees as the Board of Directors, in its sole discretion, shall deem advisable, and until the Corporation receives sufficient indemnification protecting it against any claim that may be made on account of such lost or destroyed certificate, or the issuance of any new certificate in place thereof, including an indemnity bond in such amount and with sureties, if any, as the Board of Directors, in its sole discretion, deems advisable.

        Section 3. Transfer of Shares. Shares of stock of the Corporation shall be transferable only upon the books of the Corporation. The old certificates, if any, shall be surrendered to the Corporation by delivery thereof to the person in charge of the stock transfer books of the Corporation or to such other person as the Board of Directors may designate, properly endorsed for transfer, and such certificates shall be canceled if certificates are being used. If the Board has authorized the issuance of shares without certificates, after the transfer of shares and within a reasonable time, the Corporation rather than issue a certificate, may send the transferee shareholder a written statement of the information normally required on certificates as mandated under the Michigan Business Corporation Act. The Board of Directors may issue a new certificate if the transferred shareholder specifically requests it. The Corporation shall keep records containing the names and addresses of all shareholders, the number, class, and series of Shares held by each, and the date when they respectively became holders of record thereof, at its registered office.  The Corporation shall be entitled to treat the person in whose name any share, right or option is registered as the owner thereof for all purposes, and shall not be bound to recognize any equitable or other claim with respect thereto, regardless of any notice thereof, except as may be specifically required by the laws of the State of Michigan.

        Section 4. Rules Governing Stock Certificates. The Board of Directors shall have the power and authority to make all such rules and regulations as they may deem expedient concerning the issue, transfer and registration of certificates of stock, and may appoint a transfer agent and/or a registrar of transfer, and may require all such certificates to bear the signature of such transfer agent and/or of such registrar of transfers.

        Section 5. Record Date for Share Dividends, Distributions and Other Actions. For the purpose of determining shareholders entitled to receive payment of a share dividend or distribution, or allotment of a right, or for the purpose of any other action, the Board of Directors may fix a record date which shall not precede the date on which the resolution fixing the record date is adopted by the Board. The date shall not be more than sixty (60) days before the payment of the share dividend or distribution or allotment of a right or other action. If a record date is not fixed, the record date shall be the close of business on the day on which the resolution of the Board relating to the corporate action is adopted.  Only shareholders of record on the date so fixed shall be entitled to receive payment of such dividend or other distribution or allotment of rights or exercise such rights, as the case may be, notwithstanding the transfer of any Shares on the books of the Corporation after such record date.

        Section 6. Dividends. The Board of Directors, in its discretion, may from time to time declare and make a distribution to shareholders in respect of the Corporation’s outstanding shares, payable in cash, the Corporation’s shares or indebtedness, or the Corporation’s other property, including the shares or indebtedness of other corporations; provided, however, no such distribution shall be made if, after giving effect to the distribution, the Corporation would not be able to pay its debts as they become due in the usual course of business, or the Corporation’s total assets would be less than its total liabilities plus the amount that would be needed if the Corporation were to be dissolved at the time of the distribution to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distributions.

        In addition, the Board of Directors, in its discretion, from time to time may declare and direct the payment of a share dividend of the Corporation’s shares, issued pro rata and without consideration, to the Corporation’s shareholders or to the shareholders of one or more classes or series; provided, however, shares of one class or series may not be issued as a share dividend in respect of shares of another class or series unless (a) the Articles of Incorporation so authorize, (b) a majority of the votes entitled to be cast by the class or series to be issued approve the issue, or (c) there are no outstanding shares of the class or series to be issued.

        Section 7. Acquisition of Shares. Subject to the limitations of the Michigan Business Corporation Act, the Board of Directors may authorize the Corporation to acquire its own shares, and shares so acquired shall constitute authorized but unissued shares, except that shares of the Corporation acquired by it may be pledged as security for the payment of the purchase price of the shares and, until the purchase price is paid by the Corporation, such shares are not canceled and do not constitute authorized but unissued shares. In such event, the acquired and pledged shares shall not be voted directly or indirectly at any meeting or otherwise, shall not be counted in determining the total number of issued shares entitled to vote at any given time, and, upon payment of the purchase price, are canceled and constitute authorized but unissued shares.

        Section 8. Redemption of Control Shares. Control shares acquired in a control share acquisition, with respect to which no acquiring person statement has been filed with the Corporation, shall, at any time during the period ending sixty (60) days after the last acquisition of control shares or the power to direct the exercise of voting power of control shares by the acquiring person, be subject to redemption by the Corporation. After an acquiring person statement has been filed with the Corporation and after the meeting at which the voting rights of the control shares acquired in a control share acquisition are submitted to the shareholders, the shares shall be subject to redemption by the Corporation unless the shares are accorded full voting rights by the shareholders as provided in Section 798 of the Michigan Business Corporation Act. Redemptions of shares pursuant to this bylaw shall be at the fair value of the shares pursuant to procedures adopted by the Board of Directors of the Corporation.

        The terms “control shares,” “control share acquisition,” “acquiring person statement,” “acquiring person,” and “fair value,” as used in this bylaw, shall have the meanings ascribed to them, respectively, in Chapter 7B (known as the Stacey, Bennett and Randall shareholder equity act) of the Michigan Business Corporation Act.

ARTICLE III
SHAREHOLDERS

        Section 1. Place of Meetings. Meetings of shareholders shall be held at the registered office of the Corporation or at such other place, within or outside the State of Michigan, as may be determined from time to time by the Board of Directors, provided however, if a meeting of shareholders is to be held at a place other than the registered office of the Corporation, the notice of the meeting shall designate such place.

        Section 2. Annual Meeting. Annual meetings of shareholders for election of directors and for such other business as may come before the meeting shall be held at a date designated by the Board of Directors within five months after the end of each fiscal year of the Corporation. If the annual meeting is not held on the date so designated, the Board of Directors shall cause the meeting to be held as soon thereafter as convenient.

        Section 3. Special Meetings. Special meetings of shareholders may be called by the chairman or vice chairman of the Board, the president or the secretary and shall be called by one of them pursuant to resolution therefor by the Board of Directors, or upon receipt by them of a request in writing, stating the purpose or purposes thereof, and signed by more than half of the non-employee directors.

        Section 4. Record Date for Notice and Vote. For the purpose of determining shareholders entitled to notice of and to vote at a meeting of shareholders or an adjournment of a meeting, the Board of Directors may fix a record date which shall not precede the date on which the resolution fixing the record date is adopted by the Board. The date shall be not more than sixty (60) nor less than ten (10) days before the date of the meeting. If a record date is not fixed, the record date for determination of shareholders entitled to notice of or to vote at a meeting of shareholders shall be the close of business on the day next preceding the day on which notice is given or, if no notice is given, the day next preceding the day on which the meeting is held. When a determination of shareholders of record entitled to notice of or to vote at a meeting of shareholders has been made as provided in this Section 4, the determination applies to any adjournment of the meeting, unless the Board fixes a new record date under this section for the adjourned meeting.

        For the purpose of determining shareholders entitled to express consent to or to dissent from a proposal without a meeting, the Board of Directors may fix a record date which shall not precede the date on which the resolution fixing the record date is adopted by the Board and shall be not more than ten (10) days after the Board resolution. If a record date is not fixed and prior action by the Board is required with respect to the corporate action to be taken without a meeting, the record date shall be the close of business on the day on which the resolution of the Board is adopted. If a record date is not fixed and prior action by the Board is not required, the record date shall be the first date on which a signed written consent is delivered to the Corporation as provided in Section 407 of the Michigan Business Corporation Act.

        Section 5. Notice of Shareholder Meetings. Written notice of the time, place and purposes of any meeting of shareholders shall be given not less than ten (10) nor more than sixty (60) days before the date of the meeting to each shareholder of record entitled to vote at the meeting. Such notice may be given either by delivery in person to such shareholders or by mailing such notice to shareholders at their addresses as the same appear on the stock books of the Corporation.

        A shareholder’s attendance at a meeting, in person or by proxy, constitutes a waiver of the shareholder’s objection to lack of notice or defective notice of the meeting unless, at the beginning of the meeting, the shareholder objects to holding the meeting or transacting business at the meeting, and constitutes a waiver of the shareholder’s objection to consideration of a particular matter at the meeting that is not within the purpose or purposes described in the meeting notice, unless the shareholder objects to considering the matter when it is presented.

        Section 6. Voting Lists. The Corporation’s officer or agent having charge of its stock transfer books shall prepare and certify a complete list of the shareholders entitled to vote at a shareholders’ meeting or any adjournment thereof, which list shall be arranged alphabetically within each class and series, and shall show the address of and number of shares held by each shareholder. The list shall be produced at the time and place of the meeting of shareholders and be subject to inspection by any shareholder at any time during the meeting. The list shall be prima facie evidence as to who are the shareholders entitled to examine the list or to vote at the meeting. If for any reason the requirements with respect to the shareholder list specified in this Section 6 of Article III have not been complied with, any shareholder, either in person or by proxy, who in good faith challenges the existence of sufficient votes to carry any action at the meeting, may demand that the meeting be adjourned and the same shall be adjourned until the requirements are complied with, provided however, that failure to comply with such requirements does not affect the validity of any action taken at the meeting before such demand is made.

        Section 7. Voting. Except as may otherwise be provided in the Articles of Incorporation or bylaws of the Corporation, each shareholder entitled to vote at a meeting of shareholders, or to express consent or dissent without a meeting, shall be entitled to one (1) vote, in person or by proxy, for each share of stock entitled to vote held by such shareholder, provided however, no proxy shall be voted after three (3) years from its date unless such proxy provides for a longer period. For purposes of this section, without limiting the manner in which a shareholder may authorize another person or persons to act as proxy, a proxy granted by execution of a writing, facsimile, or other means of electronic or digital transmission to the person or persons who will hold the proxy or to a proxy solicitation firm, proxy support service organization, or similar agent fully authorized by the person who will hold the proxy to receive that transmission, shall constitute valid means of granting proxy authority.  A vote may be cast either orally or in writing as announced or directed by the chairperson of the meeting prior to the taking of the vote. When an action other than the election of directors is to be taken by vote of the shareholders, it shall be authorized by a majority of the votes cast by the holders of shares entitled to vote thereon, unless a greater vote is required by express requirement of the Michigan Business Corporation Act or of the Articles of Incorporation, in which case such express provision shall govern and control the decision of such question. Except as otherwise expressly required by the Articles of Incorporation, directors shall be elected by a plurality of the votes cast at an election.

        Section 8. Quorum. Except as may otherwise be provided in the Articles of Incorporation, shares entitled to cast a majority of the votes at a meeting constitute a quorum. Meetings at which less than a quorum is represented may be adjourned by a vote of a majority of the shares present to a further date without further notice other than the announcement at such meeting, and, when the quorum shall be present upon such adjourned date, any business may be transacted which might have been transacted at the meeting as originally called. Shareholders present in person or by proxy at any meeting of shareholders may continue to do business until adjournment, notwithstanding the withdrawal of enough shareholders to leave less than a quorum.

        Section 9. Conduct of Meetings. The chairman of the Board of Directors or the chairman’s designee shall call meetings of the shareholders to order and shall act as chairman of such meetings. The secretary of the Corporation shall act as secretary of all meetings of shareholders but, in the absence of the secretary at any meeting of shareholders or the secretary’s inability or election not to act as secretary, the presiding officer may appoint any person to act as secretary of the meeting.

        Section 10. Inspector of Elections. The Board of Directors may, in advance of a meeting of shareholders, appoint one or more inspectors to act at the meeting or any adjournment thereof. If inspectors are not so appointed, or an appointed inspector fails to appear or act, the person presiding at the meeting of shareholders may and, on request of a shareholder entitled to vote thereat, shall appoint one or more persons to fill such vacancy or vacancies, or to act as inspector. The inspector(s) shall determine the number of shares outstanding and the voting power of each, the shares represented at the meeting, the existence of a quorum, the validity and effect of proxies, and shall receive votes, ballots or consents, hear and determine challenges and questions arising in connection with the right to vote, count and tabulate votes, ballots or consents, determine the results, and do such acts as are proper to conduct the election or vote with fairness to all shareholders.

        Section 11. Notification of Nominations. Nominations for the election of directors may be made by the Board of Directors or by a shareholder entitled to vote in the election of directors. A shareholder entitled to vote in the election of directors, however, may make such a nomination only if written notice of such shareholder’s intent to do so has been given, either by personal delivery or by United States mail, postage prepaid, and received by the Corporation (a) with respect to an election to be held at an annual meeting of shareholders, not later than sixty (60) days in advance of the date of such meeting, and (b) with respect to an election to be held at a special meeting of shareholders called for that purpose, not later than the close of business on the tenth (10th) day following the date on which notice of the special meeting was first mailed to the shareholders by the Corporation.

        Each shareholder’s notice of intent to make a nomination shall set forth:(a) the names and addresses of the shareholder who intends to make the nomination and of the person or persons to be nominated;(b) a representation that the shareholder (i) is a holder of record of stock of the Corporation entitled to vote at such meeting, (ii) will continue to hold such stock through the date on which the meeting is held, and (iii) intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice;(c) a description of all arrangements or understandings between the shareholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination is to be made by the shareholder;(d) such other information regarding each nominee proposed by such shareholder as would be required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission had the nominee been nominated by the Board of Directors; and(e) the consent of each nominee to serve as a director of the Corporation if so elected. The chairman of the meeting may refuse to acknowledge the nomination of any person nominated by a shareholder whose nomination is not made in compliance with the foregoing procedure.

        Section 12. Notification of Other Shareholder Proposals. The Board of Directors of the Corporation shall submit for consideration and vote by the shareholders, at any meeting of the shareholders, only those proposals that are first brought before the meeting by or at the direction of the Board of Directors, or by any shareholder entitled to vote at such meeting (a) who submits to the Corporation a timely Notice of Proposal, in accordance with the requirements of this Section 12 and the proposal is a proper subject for action by shareholders under Michigan law, or (b) whose proposal is included in the Corporation’s proxy materials in compliance with all the requirements set forth in the applicable rules and regulations of the Securities and Exchange Commission.

Each shareholder’s Notice of Proposal shall at a minimum set forth the following information:
(a) The name and address of the shareholder submitting the proposal, as they appear on the Corporation’s books and records;

    (b)        A representation that the shareholder (i) is a holder of record of stock of the Corporation entitled to vote at such meeting, (ii) will continue to hold such stock through the date on which the meeting is held, and (iii) intends to appear in person or by proxy at the meeting to submit the proposal for shareholder vote;

(c) A brief description of the proposal desired to be submitted to the meeting for shareholder vote and the reasons for conducting such business at the meeting; and
(d) A description of any financial or other interest of such shareholder in the proposal.

A Notice of Proposal must be given, either by personal delivery or by United States mail, postage prepaid, and received by the Corporation not less than thirty (30) days prior to the date of the originally scheduled meeting, regardless of any adjournments thereof to a later date; provided that, if less than forty (40) days’ notice of the shareholder meeting is given by the Corporation, the Notice of Proposal must be received by the Corporation not later than the close of business on the tenth (10th) day following the date on which the notice of the scheduled meeting was first mailed to the shareholders. No Notice of Proposal may be in excess of five hundred (500) words. The secretary of the Corporation shall notify a shareholder in writing whether his or her Notice of Proposal has been made in accordance with all the requirements of this Section 12. The chairman of the meeting may refuse to acknowledge the proposal of any shareholder not made in compliance with all such requirements.

ARTICLE IV
DIRECTORS

        Section 1. Authority and Size of Board. The business and affairs of the Corporation shall be managed by or under the direction of the Board of Directors. The number of directors of the Corporation (exclusive of directors to be elected by the holders of any one or more series of the preferred stock voting separately as a class or classes) that shall constitute the Board of Directors shall be eleven (11), unless otherwise determined from time to time by resolution adopted by the affirmative vote of:

                 (a)        At least eighty percent (80%) of the Board of Directors, and

                 (b)        A majority of the Continuing Directors (as defined in Article IX of the Articles of Incorporation).

        Section 2. Classification of Board and Filling of Vacancies. Subject to applicable law, the directors shall be divided into three (3) classes, each class to be as nearly equal in number as possible. The directors of the first class shall hold office until the annual meeting of stockholders to be held in 1984 and until their respective successors are duly elected and qualified or their resignation or removal. The directors of the second class shall hold office until the annual meeting of stockholders to be held in 1985 and until their respective successors are duly elected and qualified or their resignation or removal. The directors of the third class shall hold office until the annual meeting of stockholders to be held in 1986 and until their respective successors are duly elected and qualified or their resignation or removal. Subject to the foregoing and to the last sentence of this first paragraph of Section 2 of Article IV, at each annual meeting of stockholders, commencing at the annual meeting to be held in 1984, the successors to the class of directors whose term shall then expire shall be elected to hold office until the third succeeding annual meeting and until their successors shall be duly elected and qualified or their resignation or removal. Any vacancies in any class of the Board of Directors for any reason, and any newly created directorships resulting from any increase in the number of directors, may be filled only by the Board of Directors, acting by vote of a majority of the Continuing Directors and at least eighty percent (80%) of the Board of Directors, and any directors so chosen shall hold office for the remaining term of the class of directors into which he or she has been appointed and until their respective successors shall be duly elected and qualified or their resignation or removal. No decrease in the number of directors shall shorten the term of any incumbent director. No person shall be elected as a director (a) after he or she attains age seventy (70) or (b) for a term which expires later than the annual meeting of stockholders at or before which such person attains age seventy (70).

        Notwithstanding the foregoing, and except as otherwise required by law, whenever the holders of any one or more series of preferred stock shall have the right, voting separately as a class, to elect one or more directors of the Corporation (a) the terms of the director or directors elected by such holders shall expire at the next succeeding annual meeting of stockholders and vacancies created with respect to any directorship of the directors so elected may be filled in the manner specified by such preferred stock, and (b) this Section 2 of Article IV shall be deemed to be construed and/or modified so as to permit the full implementation of the terms and conditions relating to election of directors of any series of preferred stock that has been or may be designated by the Board of Directors.

        Section 3. Resignation and Removal of Directors. A director may resign by written notice to the Corporation, which resignation is effective upon its receipt by the Corporation or at a subsequent time as set forth in the written notice of resignation. Notwithstanding any other provisions of the Articles of Incorporation or the Bylaws of the Corporation, any one or more directors of the Corporation may be removed at any time, with or without cause, but only by either (a) the affirmative vote of a majority of the Continuing Directors and at least eighty percent (80%) of the Board of Directors, or (b) the affirmative vote, at a meeting of the stockholders called for that purpose, of the holders of at least eighty percent (80%) of the voting power of the then outstanding shares of capital stock of the Corporation entitled to vote generally in the election of directors voting together as a single class.

        Notwithstanding the foregoing, and except as otherwise required by law, whenever the holders of any one or more series of preferred stock shall have the right, voting separately as a class, to elect one or more directors of the Corporation, the provision of this Section 3 of Article IV shall not apply with respect to the director or directors elected by such holders of preferred stock.

        Section 4. Place of Meetings and Records. The directors shall hold their meetings and maintain the minutes of the proceedings of meetings of shareholders, Board of Directors, and committees, if any, and keep the books and records of account for the Corporation in such place or places, within or outside the State of Michigan, as the Board may from time to time determine.

        Section 5. Annual Meetings of Directors. The newly elected directors shall hold their first meeting, without notice other than this bylaw, at the same place and immediately after the annual meeting of the shareholders at which they are elected, or the time and place of such meeting may be fixed by consent in writing of all the directors.

        Section 6. Regular Meetings of the Board. Regular meetings of the Board of Directors may be held without notice at such time and at such place as shall from time to time be determined by the Board or by the chairman or vice chairman of the Board of Directors, or the president. Any notice given of a regular meeting need not specify the business to be transacted or the purpose of the meeting.

        Section 7. Special Meetings of the Board. Special meetings of the Board may be called by the chairman or vice chairman of the Board of Directors or the president on at least two (2) days’ notice to each director by mail or overnight courier or twenty-four (24) hours’ notice either personally, by telephone, by telegram, by facsimile or by electronic or digital transmission. Special meetings shall be called by any one of them in like manner and on like notice on the written request of any two (2) directors. The notice need not specify the business to be transacted or the purpose of the special meeting. The notice shall specify the place of the special meeting.

        Section 8. Meeting Attendance or Participation as Waiver of Notice. A director’s attendance at or participation in a meeting waives any required notice to him or her of the meeting unless he or she at the beginning of the meeting, or upon his or her arrival, objects to the meeting or the transacting of business at the meeting and does not thereafter vote for or assent to any action taken at the meeting.

        Section 9. Meeting Participation by Means of Communication Equipment. Members of the Board of Directors or any committee designated by the Board of Directors may participate in a meeting of the Board of Directors or of such committee by means of a conference telephone or similar communication equipment by means of which all persons participating in the meeting can communicate with the other participants, and participation in a meeting pursuant to this paragraph shall constitute presence in person at such meeting.

        Section 10. Quorum and Vote. At all meetings of the Board or a committee thereof, a majority of the members of the Board of Directors then in office or members of such committee, but not less than two (2) (if there are at least two members of the Board or such committee) shall constitute a quorum for the transaction of business. The act of a majority of the members present at any meeting at which there is a quorum shall be the act of the Board of Directors or the committee. If a quorum shall not be present at any meeting of the Board of Directors or a committee, the members present may adjourn the meeting from time to time and to another place without notice other than announcement at the meeting until a quorum shall be present.

        Section 11. Action Without Meeting. Any action required or permitted to be taken pursuant to authorization voted at a meeting of the Board of Directors, or of any committee thereof, may be taken without a meeting if, before or after the action, all members of the Board of Directors then in office or of such committee consent thereto in writing. Such written consent shall be filed with the minutes of the proceedings of the Board of Directors or committee. The consent has the same effect as a vote of the Board of Directors or such committee for all purposes.

        Section 12. Committees. The Board of Directors may, by resolution passed by a majority of the whole Board, designate one or more committees, each committee to consist of one or more of the directors of the Corporation. The Board of Directors may designate one or more directors as alternate members of any committee, who may replace any absent or disqualified member of any committee. In the absence or in the event of the disqualification of a member of a committee, the member or members thereof present at any meeting and not disqualified from voting, whether or not he, she or they constitute a quorum, may unanimously appoint another member of the Board of Directors to act at the meeting in the place of any such absent or disqualified member. A committee and each member thereof shall serve at the pleasure of the Board.

        Any committee, to the extent provided in the resolution of the Board or in these Bylaws, shall have and may exercise the powers of the Board of Directors in the management of the business and affairs of the Corporation, and may authorize the seal of the Corporation to be affixed to all papers which may require it. No committee, however, shall have the power or authority to amend the Articles of Incorporation or Bylaws of the Corporation, adopt an agreement of merger or share exchange, recommend to the shareholders the sale, lease or exchange of all or substantially all of the Corporation’s property and assets, recommend to the shareholders a dissolution of the Corporation or a revocation of a dissolution, or fill vacancies in the Board of Directors. The committee shall not have the power or authority to declare a distribution, dividend or authorize the issuance of shares unless such power is granted to such committee by specific resolution of the Board of Directors. Such committee or committees shall have such name or names as may be determined from time to time by resolution adopted by the Board of Directors. The committees shall keep regular minutes of their proceedings and report the same to the Board when required. If a committee is designated as an Executive Committee, its members shall consist of the Chief Executive Officer, and such other directors as shall be designated by the Board of Directors.

        Section 13. Compensation. By affirmative vote of a majority of directors in office, and irrespective of the personal interest of any of them, the Board of Directors may establish reasonable compensation for directors for services to the Corporation as directors, officer, or members of committees. Directors may be paid a fixed sum for attendance at each meeting of the Board or of a committee, or an annual salary or retainer, or issued shares of company common stock or any combination of the above. Directors may also be reimbursed for reasonable expenses incurred in attending each meeting of the Board or meeting of a committee.

        Section 14. Directors Emeritus. A director who has served the Corporation with distinction and who has retired from the Board may be elected a Director Emeritus by the affirmative vote of a majority of the full Board of Directors. A Director Emeritus shall be elected for life, subject only to his or her resignation or removal by vote of a majority of the full Board of Directors. A Director Emeritus shall not have any of the responsibilities or liabilities of a director, or any of a director’s rights, powers, privileges or compensation. Reference in these Bylaws to “directors” shall not mean or include Directors Emeritus.

        Section 15. Evaluation of Certain Offers. The Board of Directors shall not approve, adopt or recommend any offer of any person or entity, other than the Corporation, to make a tender or exchange offer for any capital stock of the Corporation, to merge or consolidate the Corporation with any other entity or to purchase or otherwise acquire all or substantially all of the assets or business of the Corporation unless and until the Board of Directors shall have first evaluated the offer and determined that the offer would be in compliance with all applicable laws and that the offer is in the best interests of the Corporation and its stockholders. In connection with its evaluation as to compliance with laws, the Board of Directors may seek and rely upon an opinion of legal counsel independent from the offeror and it may test such compliance with laws in any state or federal court or before any state or federal administrative agency which may have appropriate jurisdiction. In connection with its evaluation as to the best interests of the Corporation and its stockholders, the Board of Directors shall consider all factors which it deems relevant, including without limitation:

         (a)        The adequacy and fairness of the consideration to be received by the Corporation and/or its stockholders under the offer considering historical trading prices of the Corporation’s stock, the price that might be achieved in a negotiated sale of the Corporation as a whole, premiums over trading prices which have been proposed or offered with respect to the securities of other companies in the past in connection with similar offers and the future prospects for this Corporation and its business;

(b) The potential social and economic impact of the offer and its consummation on this Corporation, its employees, customers and vendors; and
(c) The potential social and economic impact of the offer and its consummation on the communities in which the Corporation and any subsidiaries operate or are located.

ARTICLE V
OFFICERS

        Section 1. Officers. The officers of the Corporation shall consist of a president, a treasurer, and a secretary, all of whom shall be elected by the Board of Directors. In addition, the Board of Directors may elect a chairman of the Board of Directors, a vice chairman of the Board of Directors, one or more vice presidents (the number thereof to be determined by the Board of Directors) and such assistant secretaries and assistant treasurers as desired. Each officer shall hold his office until his successor is elected and qualified or until his earlier resignation or removal. None of the officers of the Corporation, other than the chairman, the vice chairman, and the president need be directors. The officers shall be elected at the first meeting of the Board of Directors after each annual meeting of Shareholders and may be elected at any other meeting. Any two or more offices may be held by the same person, but an officer shall not execute, acknowledge or verify any instrument in more than one capacity if the instrument is required by law to be executed, acknowledged or verified by two or more officers.

        Section 2. Other Officers and Agents. The Board of Directors may appoint such other officers and agents as it may deem advisable, who shall hold their offices for such terms and shall exercise such powers and perform such duties as shall be determined from time to time by the Board of Directors. The Board may, by specific resolution, empower the chairman, the president or the Executive Committee, if such a committee has been designated by the Board, to appoint such officers or agents and to determine their powers and duties.

        Section 3. Removal. The chairman, vice chairman and president may be removed at any time, with or without cause, but only by the affirmative vote of a majority of the whole Board of Directors. All vice presidents, the secretary and the treasurer may be removed at any time, with or without cause, by the president or by majority vote of directors present at any meeting. Any assistant secretary or assistant treasurer, or subordinate officer or agent appointed pursuant to Section 2 of this Article, may be removed at any time, with or without cause, by majority vote of directors present at any meeting, by the president, or by any committee or other officer empowered so to do by resolution of the Board.

        Section 4. Chairman and Vice Chairman. The chairman of the Board of Directors shall preside at all meetings of the Board of Directors and at all meetings of shareholders. The chairman shall also perform such other duties as from time to time may be assigned to him or her by the Board of Directors.

        If the chairman dies or is unable to perform the duties of the chairman for any other reason, the vice chairman shall preside at all meetings of the shareholders and at all meetings of the Board of Directors. The vice chairman shall not succeed to any of the other rights, powers or duties of the chairman. The vice chairman shall also perform such other duties as from time to time may be assigned to him or her by the Board of Directors.

        Section 5. President. The president shall be the chief executive officer of the corporation, shall have general supervision, direction and control of the business of the Corporation and shall have the general powers and duties of management usually vested in or incident to the office of the president and chief executive officer of a corporation. The president shall be a member of the Executive Committee, if such a committee is designated by the Board of Directors. In the absence or inability to act of the chairman and vice chairman of the Corporation, the president shall preside at all meetings of the shareholders and all meetings of the Board of Directors. The president shall also have such other powers and duties as from time to time may be assigned to him or her by the Board of Directors. Except as the Board of Directors shall authorize the execution thereof in some other manner, the president shall execute bonds, mortgages and other contracts in behalf of the Corporation and shall cause the seal to be affixed to any instrument requiring it. If the president dies or becomes unable to perform the duties of this office for any other reason, the Board of Directors shall appoint a successor to be the president of the Corporation.

        Section 6. Vice Presidents. Each vice president shall have such powers and shall perform such duties as shall be assigned to him or her by the Board of Directors, and may be designated by such special title as the Board of Directors shall approve.

        Section 7. Treasurer. The treasurer shall have the custody of the corporate funds and securities and shall keep full and accurate account of receipts and disbursements in books belonging to the Corporation. The treasurer shall deposit all monies and other valuables in the name and to the credit of the Corporation in such depositories as may be designated by the Board of Directors. The treasurer shall disburse the funds of the Corporation as may be ordered by the Board of Directors or the president, taking proper vouchers for such disbursements. The treasurer shall render to the president and Board of Directors at the regular meetings of the Board of Directors, or whenever they may request it, an account of all his or her transactions as treasurer and of the financial condition of the financial condition of the Corporation. In general, the treasurer shall perform all the duties incident to the office of treasurer and such other duties as may be assigned to him or her by the Board of Directors of the president.

        Section 8. Secretary. The secretary shall give, or cause to be given, notice of all meetings of shareholders and directors required by law or by these Bylaws, and all other notices so required. If the secretary is absent or refuses or neglects, so to do, any such notice may be given by any person directed to do so by the chairman or vice chairman of the Board of Directors, the president, or by the directors upon whose written request the meeting is called as provided in these Bylaws. Unless otherwise directed by the Board of Directors, the secretary shall record all the proceedings of the meetings of the Corporation and of the directors in one or more books to be kept for that purpose, and shall perform all duties incident to the office of the secretary and such other duties as may be assigned to him or her by the directors, the chairman of the Board of Directors, or the president. The secretary shall have the custody of the seal of the Corporation and shall affix the same to all instruments requiring it, when authorized by the directors, the chairman of the Board of Directors, or the president, and attest the same.

        Section 9. Assistant Treasurers and Assistant Secretaries. Assistant treasurers and assistant secretaries, if any shall be elected, shall have such powers and shall perform such duties as shall be assigned to them, respectively, by the treasurer or the secretary, respectively, or by the president or the Board of Directors.

        Section 10. Salaries. The salaries and other compensations of the officers shall be fixed from time to time by or under the direction of the Board of Directors. No officer shall be prevented from receiving a salary or other compensation by reason of the fact that he or she is also a director of the Corporation.

        Section 11. Bonds. If the Board of Directors shall so require, the treasurer, any assistant treasurer and any other officer or agent of the Corporation shall give bond to the Corporation in such amount and with such surety as the Board of Directors may deem sufficient, conditioned upon the faithful performance of their respective duties and offices and any other conditions approved by the Board of Directors.

ARTICLE VI
CONTRACTS, LOANS, CHECKS AND DEPOSITS

        Section 1. Contracts. The Board of Directors may authorize any officer or officers, agent or agents to enter into any contract or execute and delivery any instrument in the name of and on behalf of the Corporation, and such authority may be general or confined to specific instances.

        Section 2. Loans. No loans shall be contracted on behalf of the Corporation, and no evidences of indebtedness shall be issued in its name, unless authorized by a resolution of the Board of Directors. Such authorization may be general or confined to specific instances.

        Section 3. Checks. All checks, drafts or other orders for the payment of money, notes or other evidences of indebtedness issued in the name of the Corporation shall be signed by such officer or officers, agent or agents of the Corporation and in such manner as shall from time to time be determined by resolution of the Board of Directors.

        Section 4. Deposits. All funds of the Corporation not otherwise employed shall be deposited from time to time to the credit of the Corporation in such banks, trust companies or other depositories as the Board of Directors may select.

ARTICLE VII
MISCELLANEOUS

        Section 1. Fiscal Year. The fiscal year of this Corporation shall end on the Saturday nearest the 31st day of May in each year.

        Section 2. Notices. Whenever any written notice is required to be given under the provisions of any law, the Articles of Incorporation for this Corporation, or by these Bylaws, it shall not be construed or interpreted to mean personal notice, unless expressly so stated, and any notice so required shall be deemed to be sufficient if given in writing by facsimile or electronic or digital transmission with confirmation, overnight courier or first class mail, by depositing the same in a United States Post Office box, postage prepaid, addressed to the person entitled thereto at his address as it appears on the records of the Corporation, and such notice shall be deemed to have been given on the day of such mailing. Shareholders not entitled to vote shall not be entitled to receive notice of any meetings, except as otherwise provided by law or these Bylaws.

        Section 3. Waiver of Notice. Whenever any notice is required to be given under the provisions of any law, or the Articles of Incorporation for this Corporation, or these Bylaws, a waiver thereof in writing, signed by the person or persons entitled to said notice, whether before or after the time stated therein, shall be deemed equivalent thereto.

        Section 4. Voting of Securities. Securities of another corporation, foreign or domestic, standing in the name of this Corporation, which are entitled to vote shall be voted, in person or by proxy, by the chairman of the Board or the president of this Corporation or by such other or additional persons as may be designated by the Board of Directors.

        Section 5. Seal. The corporate seal of the Corporation shall be in such form as may be authorized and adopted by the Board of Directors. Said seal may be used by causing it or a facsimile thereof to be impressed or affixed or reproduced or otherwise.

ARTICLE VIII
INDEMNIFICATION

        Directors and officers of the Corporation shall be indemnified as of right to the fullest extent now or hereafter permitted by law in connection with any threatened, pending or completed civil, criminal, administrative or investigative action, suit or proceeding (whether brought by or in the name of the Corporation, a subsidiary or otherwise and whether formal or informal) in which a director or officer is a witness or which is brought against a director or officer in his or her capacity as a director, officer, employee, agent or fiduciary of the Corporation or of any corporation, partnership, joint venture, trust, employee benefit plan or other enterprise which the director or officer was serving at the request of the Corporation. Persons who are not directors or officers of the Corporation may be similarly indemnified in respect of such service to the extent authorized at any time by the Board of Directors of the Corporation. The Corporation may purchase and maintain insurance to protect itself and any such director, officer or other person against any liability asserted against him or her and incurred by him or her in respect of such service whether or not the Corporation would have the power to indemnify him or her against such liability by law or under the provisions of this Article. The provisions of this Article shall be applicable to actions, suits or proceedings, whether arising from acts or omissions occurring before or after the adoption hereof, and to directors, officers and other persons who have ceased to render such service, and shall inure to the benefit of the heirs, executors and administrators of the directors, officers and other persons referred to in this Article. The right of indemnity provided pursuant to this Article shall not be exclusive and the Corporation may provide indemnification to any person, by agreement or otherwise, on such terms and conditions as the Board of Directors may approve. Any agreement for indemnification of any director, officer, employee or other person may provide indemnification rights which are broader or otherwise different from those set forth in, or provided pursuant to, or in accordance with, this Article. Any amendment, alteration, modification, repeal or adoption of any provision in these Bylaws inconsistent with this Article VIII shall not adversely affect any indemnification right or protection of a director, officer, employee or other person of the Corporation existing at the time of such amendment, alteration, modification, repeal or adoption. In addition, in connection with an action or suit brought by or in the right of the Corporation as described in Section 562 of the Michigan Business Corporation Act, a director shall be indemnified as of right to the fullest extent permitted by law for expenses, including attorneys’ fees, actually and reasonably incurred.

ARTICLE IX
AMENDMENTS

         These Bylaws may be added to, altered, amended or repealed and new and other bylaws may be made, altered or added to by a vote of a majority of the members of the Board of Directors then in office at any regular or special meeting of the Board, and without prior notices of intent to do so, except that neither Section 1, 2 or 3 of Article IV shall be amended unless such amendment is adopted by the affirmative vote of a majority of the Continuing Directors and at least eighty percent (80%) of the Board of Directors, and these Bylaws may also be added to, altered, amended or repealed and new or other bylaws made and adopted by vote of the holders of a majority of the voting shares of capital stock issued and outstanding at any annual or special meeting, unless a greater plurality is required by law or by the Articles of Incorporation, if notice of the proposed alteration or repeal of the bylaw to be made is contained in the notice of such meeting.

        The foregoing Bylaws, adopted by the Board of Directors of Herman Miller, Inc. on March 18, 1986, have been restated in their entirety to incorporate amendments adopted by the Board of Directors on November 17, 1987, December 22, 1987, May 10, 1988, July 11, 1990, and October 4, 1990, January 6, 1997, and October 1, 2002.

       __________________________________
      Secretary to the Board

Exhibit 4(d)

HERMAN MILLER, INC.

SECOND AMENDMENT

Dated as of May 15, 2002

to

NOTE PURCHASE AGREEMENT

Dated as of March 1, 1996,
as amended by First Amendment dated February 11, 1999

Re: $70,000,000 6.37% Series A Senior NotesDue
March 5, 2006

$15,000,000 6.52% Series C Senior Notes
Due March 5, 2008

SECOND AMENDMENT TO NOTE PURCHASE AGREEMENT

        This Second Amendment dated as of May 15, 2002 (this “Second Amendment”) to the Note Purchase Agreement dated as of March 1, 1996, as amended by the First Amendment to the Note Purchase Agreement dated as of February 11, 1999, is between HERMAN MILLER, INC., a Michigan corporation (the “Company”), and each of the institutions which is a signatory to this Second Amendment (collectively, the “Noteholders”).

RECITALS

         A.         The Company and the Noteholders, have entered into a Note Purchase Agreement dated as of March 1, 1996, as amended by the First Amendment to the Note Purchase Agreement dated February 11, 1999 (the “Note Agreement”). The Company has heretofore issued its 70,000,000 6.37% Series A Senior Notes due March 5, 2006, its $15,000,000 6.08% Series B Senior Notes due March 5, 2001, and its $15,000,000 6.52% Series C Senior Notes due March 5, 2008 (collectively, the “Notes”), all dated March 5, 1996, pursuant to the Note Agreement. Schedule 1 to the Second Amendment provides which Notes remain outstanding.

         B.         The Company and the Noteholders now desire to amend the Note Agreement in the respects, but only in the respects, hereinafter set forth.

        NOW, THEREFORE, upon satisfaction of the condition precedent to the effectiveness of this Second Amendment set forth in Section 3.1 hereof, and in consideration of good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the Company and the Noteholders do hereby agree as follows:

        Section 1. AMENDMENTS

                    Section 1.1. The definition in Schedule B to the Note Agreement of the term “Consolidated EBITDA” shall be and hereby is amended to read as follows:

“Consolidated EBITDA” means the sum of (i) net income, (ii) interest expense, (iii) income tax expense, (iv) depreciation expense, and (iv) amortization expense, all determined in accordance with GAAP, for the Company and its Restricted Subsidiaries; provided that, for the purposes of calculating: the ratio of (i) Consolidated Funded Debt to (ii) Consolidated EBITDA, as contemplated in Section 10.4(d) of the Note Agreement; and the ratio of (y) the sum of (i) Consolidated Short-Term Debt and (ii) Consolidated Funded Debt to (z) Consolidated EBITDA, as contemplated in Section 10.5 of the Note Agreement, as of, in each case, the end of the Company’s fiscal year 2002 and the end of the first quarter of the Company’s fiscal year 2003, Consolidated EBITDA with respect to any fiscal quarter during the Company’s 2002 fiscal year and the first fiscal quarter of its 2003 fiscal year shall be calculated to include an add-back of non-recurring restructuring charges taken by the Company in such fiscal quarter, so long as (i) the aggregate amount of the add-back for such restructuring charges does not exceed $82.1 million and (ii) the quarterly add-back for such restructuring charges does not exceed (a) $9.6 million for the first fiscal quarter of the Company’s 2002 fiscal year, (b) $38.8 million for the second fiscal quarter of the Company’s 2002 fiscal year, (c) $9.9 million for the third fiscal quarter of the Company’s 2002 fiscal year and (d) $23.8 million for the fourth fiscal quarter of the Company’s 2002 fiscal year and the first fiscal quarter of the Company’s 2003 fiscal year, taken together (but in no event shall the add-backs for the first fiscal quarter of the Company’s 2003 fiscal year pursuant to this clause (d) exceed $5 million).

                    Section 1.2. Notwithstanding the references to the Company’s fiscal year 2002 and first quarter of the Company’s fiscal year 2003 contained in Section 1.1 of this Second Amendment, the definition of “Consolidated EBITDA” shall remain as stated in Section 1.1 of this Second Amendment for each fiscal quarter after the first quarter of the Company’s fiscal year 2003, if on or prior to December 15, 2002, and provided that no Default or Event of Default has occurred which is continuing, an officer of the Company by written notice to the Noteholders elects to extend such definition and the effectiveness of this Second Amendment and the Noteholders shall have received a fee of ten basis points on the principal amount of the outstanding Notes (as of the effective date of this Second Amendment).

        Section 2. REPRESENTATIONS AND WARRANTIES OF THE COMPANY

                    Section 2.1. To induce the Noteholders to execute and deliver this Second Amendment, the Company represents and warrants (which representations and warranties shall survive the execution and delivery of this Second Amendment) to the Noteholders that:

             (a)         this Second Amendment has been duly authorized, executed, and delivered by it and this Second Amendment constitutes the legal, valid, and binding obligation, contract, and agreement of the Company enforceable against it in accordance with its terms, except as enforcement may be limited by bankruptcy, insolvency, reorganization, moratorium, or similar laws or equitable principles relating to or limiting creditors’ rights generally;

             (b)         the Note Agreement, as amended by this Second Amendment, constitutes the legal, valid, and binding obligation, contract, and agreement of the Company enforceable against it in accordance with its terms, except as enforcement may be limited by bankruptcy, insolvency, reorganization, moratorium, or similar laws or equitable principles relating to or limiting creditors’ rights generally;

             (c)         the execution, delivery, and performance by the Company of this Second Amendment (i) has been duly authorized by all requisite corporate action, (ii) does not require the consent or approval of any governmental or regulatory body or agency, and (iii) will not (A) violate (1) any provision of law, statute, rule or regulation, or its articles of incorporation or bylaws, (2) any order of any court or any rule, regulation, or order of any other agency or government binding upon it, or (3) any provision of any material indenture, agreement, or other instrument to which it is a party or by which its properties or assets are or may be bound, or (B) result in a breach or constitute (alone or with due notice or lapse of time or both) a default under any indenture, agreement, or other instrument referred to in clause (iii)(A)(3) of this Section 2.1(c); and

(d) as of the date hereof and after giving effect to this Second Amendment, no Default or Event of Default has occurred which is continuing.

        Section 3. CONDITION TO EFFECTIVENESS OF THIS SECOND AMENDMENT

                    Section 3.1 This Second Amendment shall not become effective until, and shall become effective when, executed counterparts of this Second Amendment, duly executed by the Company and the holders of at least 51% of the outstanding principal of the Notes, shall have been delivered to the Noteholders.

        Section 4. AMENDMENT FEE

                    Section 4.1 As consideration for the approval of this Second Amendment, the Company will pay to each Holder an amendment fee equal to five basis points of the principal amount of the outstanding Notes held by such Holder payable on the effective date of this Second Amendment, plus the fee provided for in Section 1.2 of this Second Amendment, if applicable.

        Section 5. MISCELLANEOUS

                    Section 5.1 This Second Amendment shall be construed in connection with and as part of the Note Agreement, and except as modified and expressly amended by this Second Amendment, all terms, conditions, and covenants contained in the Note Agreement and the Notes are hereby ratified and shall be and remain in full force and effect.

                    Section 5.2 Any and all notices, requests, certificates, and other instruments executed and delivered after the execution and delivery of this Second Amendment may refer to the Note Agreement without making specific reference to this Second Amendment, but nevertheless all such references shall include this Second Amendment unless the context otherwise requires. Any capitalized terms used but not defined elsewhere in this Second Amendment shall be as defined in the Note Agreement, unless the context otherwise requires.

                    Section 5.3 The descriptive headings of the various Sections or parts of this Second Amendment are for convenience only and shall not affect the meaning or construction of any of the provisions hereof.

                    Section 5.4 The Second Amendment shall be governed by and construed in accordance with Illinois law.

                    Section 5.5 The execution hereof by you shall constitute a contract between us for the uses and purposes hereinabove set forth, and this Second Amendment may be executed in any number of counterparts, each executed counterpart constituting an original, but all together only one agreement.

        IN WITNESS WHEREOF, the Company and the Holders have caused this Second Amendment to be executed and delivered by their respective officer or officers thereunto duly authorized.

HERMAN MILLER, INC.

By: _________________________________
Name: _______________________________
Title: ________________________________

NOTEHOLDERS:

NATIONWIDE LIFE INSURANCE COMPANY

By: _________________________________
Name: _______________________________
Title: ________________________________

NATIONWIDE LIFE INSURANCE COMPANY
SEPARATE ACCOUNT OH

By: _________________________________
Name: _______________________________
Title: ________________________________

NATIONWIDE MUTUAL INSURANCE
COMPANY

By: _________________________________
Name: _______________________________
Title: ________________________________

AMCO INSURANCE COMPANY

By: _________________________________
Name: _______________________________
Title: ________________________________

GREAT WEST LIFE AND ANNUITY INSURANCE COMPANY

By: _________________________________
Name: _______________________________
Title: ________________________________

METROPOLITAN PROPERTY AND
CASUALTY INSURANCE COMPANY
By Metropolitan Life Insurance Company,
as investment manager

By: _________________________________
Name: _______________________________
Title: ________________________________

AID ASSOCIATION FOR LUTHERANS,
Individually, and
As Successor to LUTHERAN BROTHERHOOD

By: _________________________________
Name: _______________________________
Title: ________________________________

By: _________________________________
Name: _______________________________
Title: ________________________________

Schedule 1 to the SECOND Amendment

	Principal Amount of Notes
Noteholders	Series A	Series B	Series C

Nationwide Life Insurance Company	$10,571,428		$13,500,000
Nationwide Life Insurance Company Separate Account OH			1,500,000
Nationwide Mutual Insurance Company	2,666,667
AMCO Insurance Company	666,667
Great West Life Annuity and Insurance Company	10,095,238
Metropolitan Property and Casualty Insurance Company	2,857,143
Aid Association for Lutherans	8,571,428
Lutheran Brotherhood	4,571,429
	$40,000,000		$15,000,000

Exhibit 10 (e)

HERMAN MILLER, INC.

SECOND AMENDMENT TO
KEY
EXECUTIVE STOCK PURCHASE ASSISTANCE PLAN

        SECOND AMENDMENT TO THE HERMAN MILLER, INC. 1994 KEY EXECUTIVE STOCK PURCHASE ASSISTANCE PLAN is adopted by the Board of Directors of Herman Miller, Inc. (the “Company”) on the 1st day of October 2001, with reference to the following:

        A.         The Herman Miller, Inc. 1994 Key Executive Stock Purchase Assistance Plan (the “Plan”) was approved by the Company’s shareholders on October 6, 1994, and is administered by the Executive Compensation Committee of the Board of Directors (the “Committee”).

        B.         Under Section 8 of the Plan, the Board of Directors has the authority, subject to certain conditions, to amend the Plan, from time to time.

        C.         The Board of Directors has elected to amend the Plan to authorize the Committee to defer payment of all or any part of principal and interest repayment not earned by the Key Executive in that fiscal year, to become due at the end of the Initial Period of the Loan or, if the maturity of the Loan has been extended beyond the Initial Period, to at any time prior to the end of the Extended Period of the Loan; and, upon consideration, the Committee may authorize the Key Executive to earn repayment of all or a portion of the deferred amount of principal and interest.

        NOW, THEREFORE, the Plan is amended as follows:

        The following unlettered paragraph will be added to Subsection 6(a):

“If, with respect to any fiscal year of the Company, repayment of the entire amount of principal and interest which becomes due and payable by a Key Executive on the payment date following the end of that fiscal year, is not earned by the Key Executive, the Committee, in its discretion, by action prior to the payment date, may: (i) defer payment of all or any part of that portion of the principal and interest repayment of which was not earned by the Key Executive in that fiscal year, to become due at the end of the Initial Period of the Loan, or if the maturity of the Loan has been extended beyond the Initial Period, to at any time prior to the end of the Extended Period of the Loan; and (ii) authorize the Key Executive to earn repayment of all or a portion of the deferred amount of principal and interest, measured by the extend to which more than 100% of the Key Executive’s performance objectives are cumulatively met in any fiscal year thereafter ending prior to the final maturity date of the Loan. In making its determination, the Committee may consider any hardship on the Key Executive, the performance of the Key Executive, the ultimate ability of the Key Executive to repay the loan, and such other factors as the Committee deems relevant.”

CERTIFICATION

        The foregoing Second Amendment to the Plan was duly adopted by the Board of Directors of the Company on October 1, 2001.

HERMAN MILLER, INC.

        By:   /s/ James C. Christenson, Secretary

Exhibit 10 (f)

HERMAN MILLER, INC.
1994 NONEMPLOYEE OFFICER AND DIRECTOR STOCK OPTION PLAN
(As Amended Through October 4, 2000)

         1.        Name and Purpose. This plan shall be called the Herman Miller, Inc. Nonemployee Officer and Director Stock Option Plan (the “Plan”). The Plan is intended to encourage stock ownership by nonemployee officers and directors of Herman Miller, Inc. (the “Company”), to provide them with an additional incentive to manage the Company effectively and to contribute to its success, and to provide a form of compensation which will attract and retain highly qualified individuals as nonemployee officers and members of the Board of Directors of the Company.

         2.        Effective Date and Term of the Plan. The Plan shall become effective upon its approval by the shareholders of the Company. Options may not be granted under the Plan after October 5, 2004; provided, however, that all options outstanding as of that date shall remain or become exercisable pursuant to their terms and the terms of the Plan.

         3.        Administration. The Plan shall be administered by a committee designated by the Board of Directors (the “Committee”) consisting of not less than three (3) directors who shall be appointed from time to time by the Board, each of whom shall qualify as a Nonemployee Director, as defined in Rule 16b-3(b)(3) of the Securities Exchange Act of 1934, as amended.

        The Committee may, from time to time, establish such regulations, provisions and procedures, within the terms of the Plan, as in the opinion of its members may be advisable in the administration of the Plan. The Committee shall keep minutes of its meetings. A majority of the Committee shall constitute a quorum, and the acts of a majority of a quorum at any meeting, or acts reduced to or approved in writing by a majority of the members of the Committee, shall be the valid acts of the Committee.

        The interpretation and construction by the Committee of any provisions of the Plan or of any option granted pursuant to the Plan shall be final and binding upon the Company, the Board of Directors of the Company and any optionee. No member of the Board of Directors of the Company or the Committee shall be liable for any action or determination made in good faith with respect to the Plan or any option granted pursuant thereto.

         4.        Participation. Subject to the limitations contained in this Section 4, officers and directors of the Company, who are neither contractual nor common law employees of the Company or any of its subsidiaries, shall be granted options to purchase shares of the Company’s common stock in accordance with the provisions of Section 7of the Plan and consistent with the terms and conditions of the Plan. An optionee or Permitted Transferee (as defined in Subsection 7(f) of this Plan) may hold more than one option, but only on the terms and subject to the restrictions hereafter set forth. Subject to adjustments consistent with the provisions of Subsection 7(h), no one nonemployee officer or director may be granted options covering more than a total of fifteen percent (15%) of the common stock originally reserved for issuance under the Plan, as defined in Section 5, plus such increases therein as may from time to time be approved by the Company’s shareholders.

         5.        Stock Available for Options. Subject to the adjustments as provided in Subsection 7(h), the aggregate number of shares reserved for purposes of the Plan shall be 800,000 shares of the Company’s common stock, par value $.20 per share, either authorized and unissued shares or issued shares reacquired by the Company (the “Shares”). Determinations as to the number of Shares that remain available for issuance under the Plan shall be made in accordance with such rules and procedures as the Committee shall determine from time to time, which shall be consistent with the requirements of Rule 16b-3 of the Securities Exchange Act of 1934, as amended, and such interpretations thereof.

         6.       Grant of Options.

    (a)        Power to Grant Options. The Committee shall have the right and power to grant options to nonemployee officers and directors eligible to participate in the Plan, entitling each optionee to purchase common stock from the Company in such number of shares, at such price, and on such terms and conditions, consistent with the provisions of the Plan, as may be established by the Committee.

    (b)        Date of Grant. An option shall be deemed to have been granted on the date which the Committee designates as the date of grant at the time it approves the option, provided that the date of grant may not be earlier than the date on which the option is approved.

    (c)        Option Terms. The Committee shall have the power to determine the nonemployee officers and directors to whom options are granted, the number of shares granted to each optionee, and the date of the grant. Subject to the provisions of Section 7, the Committee shall also have the power to determine the purchase price per share, the method by which the purchase price will be determined, the period during which and the times at which the option may be exercised, limitations on the number of shares purchasable at any time, restrictions on resale of shares, conditions precedent to be satisfied before the options may be exercised, and other terms and conditions consistent with the provisions of the Plan.

    (d)        Option Agreement. No optionee or Permitted Transferee shall have any right with respect to the grant of an option unless and until the person to whom the option is granted has executed an agreement as contemplated by Section 7.

    (e)        Reload Options. Without in any way limiting the authority of the Committee to make grants under the Plan, and in order to induce Plan participants to retain ownership of Shares, the Committee shall have the authority (but not an obligation) to include within any option agreement (including any option agreement evidencing (i) an option granted before this subsection (e) became effective, and (ii) a Reload Option, a provision entitling the participant to a further option (a “Reload Option”) in the event the participant exercises the option evidenced by such option agreement, in whole or in part, by surrendering shares previously owned by the participant, in accordance with this Plan and the terms and conditions of the option agreement. A Reload Option shall entitle a participant to purchase a number of shares equal to the number of such shares so surrendered upon exercise of the original option and, in the discretion of the Committee, the number of shares, if any, which the participant would be required to sell at the date of exercise to satisfy all or a portion of the tax liability arising in connection with the exercise of the original option. A Reload Option shall: (a) have an option price of not less than one hundred percent (100%) of the per share fair market value of the common stock on the date of grant of such Reload Option, as determined under Section 7(c) of this Plan; (b) have a term not longer than the remaining term of the original option at the time of exercise thereof; (c) become exercisable in the event the shares acquired upon exercise of the original option are held for not less than a minimum period of time established by the Committee; and (d) be subject to such other terms and conditions as the Committee may determine.

         7.        Terms and Conditions of Option Agreement. Options granted under this Plan shall be evidenced by agreements in such form as the Committee shall from time to time approve, which agreements shall comply with and be subject to the following conditions:

    (a)        Option Agreement. Each optionee shall agree to continue to serve as an officer or director of the Company, as the case may be, for the lesser of at least twelve (12) months from the date of the grant of the option or for the remainder of such optionee’s term as an officer or director of the Company. Such agreement shall not impose upon the Company, its Board of Directors, or its shareholders any obligation to retain the optionee as an officer or director for any period.

    (b)        Number of Shares and Term of Options. The number of shares of common stock to be covered by each option and the term of each option shall be fixed by the Committee, but no Option shall be exercisable more than ten (10) years after the date the Option is granted.

    (c)        Option Price. The exercise price of each option shall equal to one hundred percent (100%) of the Fair Market Value of the shares of common stock on the date of the grant of the option. If the shares are traded in the over-the-counter market, the Fair Market Value per share shall be the closing price on the national market list as quoted in the National Association of Securities Dealers Automated Quotation System (“NASDAQ”) on the day the option is granted or if no sale of shares is reflected in NASDAQ on that day, on the next preceding day on which there was a sale of shares reflected in NASDAQ. If the shares are not traded in the over-the-counter market but are listed upon an established stock exchange or exchanges, such Fair Market Value shall be deemed to be the closing price of the shares on such stock exchange or exchanges on the day the option is granted or if no sale of the shares shall have been made on any stock exchange on that day, on the next preceding day on which there was a sale of the shares.

    (d)        Medium of Payment. The option price shall be payable to the Company either (i) in United States dollars in cash or by check, bank draft, or money order payable to the order of the Company or (ii) through the delivery of shares of the Company’s common stock with a Fair Market Value on the date of the exercise equal to the option price, provided such shares are utilized as payment to acquire at least 100 shares of common stock, or (iii) by a combination of (i) and (ii) above. Fair Market Value will be determined in the manner specified in Subsection 7(c) except as to the date of determination.

    (e)        Exercise of Options. Except as provided in Subsection 7(h) no option shall be exercisable, either in whole or in part, prior to the first anniversary of the date of grant of the option. Thereafter, an option shall be exercisable at any time or from time to time during the term of the option, upon written notice to the Company, as to any or all shares covered by the option, until its termination or expiration in accordance with its terms or the provisions of the Plan. Notwithstanding the foregoing, an option shall not at any time be exercisable with respect to less than 100 shares unless the remaining shares covered by an option are less than 100 shares. The purchase price of the shares purchased pursuant to an option shall be paid in full upon delivery to the optionee of certificates for such shares.

    (f)        Transferability of Options. The Committee may, in its discretion, authorize all or a portion of the options to be granted to an optionee to be on terms which permit transfer by such optionee to (i) the spouse, children or grandchildren of the optionee (“Immediate Family Members”), (ii) a trust or trusts for the exclusive benefit of the optionee and/or one or more of such Immediate Family Members, or (iii) a partnership or limited liability company in which the optionee and/or one or more of such Immediate Family Members are the only partners or members (whereby the person or entities described in (i) through (iii) shall be referred to as “Permitted Transferees”), provided that (x) there may be no consideration for any such transfer (except for the receipt of an interest in a family partnership or limited liability company, (y) the stock option agreement pursuant to which such options are granted must be approved by the Committee, and must expressly provide for transferability in a manner consistent with this Subsection 7(f), and (z) subsequent transfers of transferred options shall be prohibited except those in accordance with Section 7(g). Following transfer, any such options shall continue to be subject to the same terms and conditions as were applicable immediately prior to transfer. The events of termination of service of Section 7(g) hereof and the tax withholding obligations of Section 10 shall continue to be applied with respect to the original optionee, following which the options shall be exercisable by the Permitted Transferee only to the extent, and for the periods specified at Section 7(g). The Company shall not be obligated to notify Permitted Transferee(s) of the expiration or termination of any option.

    (g)        Termination of Service as Nonemployee Officer or Director.

    (i)        Termination of Service for any Reason Other than Death. In the event an optionee shall cease to serve the Company as a nonemployee officer or director for any reason other than such optionee’s death, each option held by such optionee or Permitted Transferee shall remain exercisable, subject to prior expiration according to its terms and other limitations imposed by the Plan, for a period of five (5) years following the optionee’s cessation of service as a nonemployee officer or director of the Company. If the optionee dies after such retirement, the optionee’s options shall be exercisable in accordance with Subsection 7(g)(ii) hereof.

    (ii)        Termination of Service for Death. If an optionee ceases to be a nonemployee officer or director by reason of death, each option held by such optionee or Permitted Transferee shall, to the extent rights to purchase shares under the option have been accrued at the time of death and shall not have been fully exercised, be exercisable, in whole or in part, by the personal representative of the estate of the Optionee or Permitted Transferee or by any person or persons who have acquired the option directly from the optionee or Permitted Transferee by bequest or inheritance or written designation during the shorter of the following periods: (i) the term of the option, or (ii) a period of five (5) years from the death of such optionee. If an optionee dies during the extended exercise period following termination of service for retirement or disability specified in Subsection 7(g)(i) above, such option may be exercised any time within the longer of such extended period or one (1) year after death, subject to the prior expiration of the term of the option.

    (h)        Adjustment in Shares Covered by Option. The number of shares covered by each outstanding option, and the purchase price per share thereof, shall be proportionately adjusted for any increase or decrease in the number of issued and outstanding shares resulting from a split in or combination of shares or the payment of a stock dividend on the shares or any other increase or decrease in the number of such shares effected without receipt of consideration by the Company.

If the Company shall be the surviving corporation in any merger or consolidation or if the Company is merged into a wholly owned subsidiary solely for purposes of changing the Company’s state of incorporation, each outstanding option shall pertain to and apply to the securities to which a holder of the number of shares subject to the option would have been entitled. A dissolution or liquidation of the Company or a merger or consolidation in which the Company is not the surviving corporation, except as above provided, shall cause each outstanding option to terminate, provided, that each optionee or Permitted Transferee shall, in that event, have the right immediately prior to such dissolution or liquidation, or merger or consolidation in which the Company is not the surviving corporation, to exercise his or her option in whole or in part.

In the event of a change in the shares as presently constituted, which is limited to a change of all of its authorized shares with par value into the same number of shares with a different par value or without par value, the shares resulting from any such change shall be deemed to be the shares within the meaning of the Plan.

To the extent that the foregoing adjustments relate to stock or securities of the Company, such adjustments shall be made by the Committee, whose determination in that respect shall be final, binding and conclusive. Any such adjustment may provide for the elimination of any fractional share which might otherwise become subject to an option.

Except as hereinbefore expressly provided in this Subsection 7(h), the optionee or Permitted Transferee shall have no rights by reason of any split or combination of shares of stock of any class or the payment of any stock dividend or any other increase or decrease in the number of shares of stock of any class or by reason of any dissolution, liquidation, merger, or consolidation or spinoff of assets or stock of another corporation, and any issue by the Company of shares of stock of any class, or securities convertible into shares of stock of any class, shall not affect, and no adjustment by reason thereof shall be made with respect to, the number or price of shares of stock subject to the option.

The grant of an option pursuant to the Plan shall not affect in any way the right or power of the Company to make adjustments, reclassifications, reorganizations, or changes of its capital or business structure, or to merge or to consolidate or to dissolve, liquidate or sell, or transfer all or any part of its business or assets.

    (i)        Rights of a Shareholder. An optionee or Permitted Transferee shall have no rights as a shareholder with respect to any shares covered by his or her option until the date on which the optionee or Permitted Transferee becomes the holder of record of such shares. No adjustment shall be made for dividends, distributions, or other rights for which the record date is prior to the date on which he or she shall have become the holder of record thereof, except as provided in Subsection 7(h).

    (j)        Postponement of Delivery of Shares and Representations. The Company, in its discretion, may postpone the issuance and/or delivery of shares upon any exercise of an option until completion of the registration or other qualification of such shares under any state and/or federal law, rule or regulation as the Company may consider appropriate, and may require any person exercising an option to make such representations, including a representation that it is the optionee’s or Permitted Transferee=s intention to acquire shares for investment and not with a view to distribution thereof, and furnish such information as it may consider appropriate in connection with the issuance or delivery of the shares in compliance with applicable laws, rules, and regulations. In such event no shares shall be issued to such holder unless and until the Company is satisfied with the accuracy of any such representations.

    (k)        Other Provisions. The option agreements authorized under the Plan shall contain such other provisions, including, without limitation, restrictions upon the exercise of the option, as the Committee shall deem advisable.

         8.        Adjustments in Shares Available for Options. The adjustments in number and kind of shares and the substitution of shares, affecting outstanding options in accordance with Subsection 7(h) hereof, shall also apply to the number and kind of shares reserved for issuance pursuant to the Plan, but not yet covered by options.

         9.        Amendment of the Plan. The Committee, insofar as permitted by law, shall have the right from time to time, with respect to any shares at the time not subject to options, to suspend or discontinue the Plan or revise or amend it in any respect whatsoever, except that, without approval of the shareholders of the Company, no such revision or amendment shall:

(a) increase the maximum number of shares which may be subject to the Plan,

(b) increase the maximum number of shares which may be optioned to any one nonemployee officer or director,

(c) materially increase the benefits accruing to option holders under the Plan,

(d) decrease the exercise price of options granted under the Plan,

(e) remove the administration of the Plan from the Committee, or

(f) permit the granting of options under the Plan after October 5, 2004.

         10.        Withholding of Taxes. The Company shall have the right to deduct from any payment to be made pursuant to this Plan, or to otherwise require, prior to the issuance or delivery of any shares of common stock, payment by the optionee of any federal, state, or local taxes required by law to be withheld. Unless otherwise prohibited by the Committee, an optionee may satisfy any such withholding tax obligation by any of the following means or by a combination of such means:

(a) tendering a cash payment;

    (b)        authorizing the Company to withhold from the shares otherwise issuable to the optionee a number of shares having a Fair Market Value as of the “Tax Date,” less than or equal to the amount of withholding tax obligation; or

(c) delivering to the Company unencumbered shares owned by the optionee having a Fair Market Value, as of the Tax Date, less than or equal to the amount of the withholding tax obligation.

The “Tax Date” shall be the date that the amount of tax to be withheld is determined. Fair Market Value shall be determined in the manner specified in Subsection 7(c), except as to the date of determination.

        11.        Right of Shareholders to Terminate Director’s Service. Nothing in this Plan or in the grant of any option hereunder shall in any way limit or effect the right of the shareholders of the Company to remove any officer or director or otherwise terminate his or her service as an officer or director, pursuant to law, the Articles of Incorporation, or Bylaws of the Company.

        12.        Application of Funds. The proceeds received by the Company from the sale of stock pursuant to options will be used for general corporate purposes.

        13.        No Obligation to Exercise Option. The granting of an option shall impose no obligation upon the optionee or Permitted Transferee to exercise such option.

        14.        Construction. This Plan shall be construed under the laws of the State of Michigan, United States of America.

Exhibit 10 (g)

HERMAN MILLER, INC.
NONEMPLOYEE OFFICER AND DIRECTOR
DEFERRED COMPENSATION STOCK PURCHASE PLAN

        1.   Purposes.

        The purposes of the Herman Miller, Inc. Nonemployee Officer and Director Deferred Compensation Stock Purchase Plan (the “Plan”) are (i) to provide nonemployee officers and directors of Herman Miller, Inc. (the “Company”) the opportunity to increase his or her equity interest in the Company, (ii) to attract and retain highly qualified individuals to serve as nonemployee officers and directors of the Company, and (iii) to further align their economic interests with such interests of the shareholders of the Company. To achieve these purposes, the Plan permits each nonemployee officer and director of the Company to defer receipt of all or a portion of the total annual fees for Board, Committee chair or nonemployee officer services (collectively referred to as the “Annual Fees”) to his or her account under the Plan. A Participant’s interest in the Plan shall be expressed in Stock Units equivalent to shares of the Company’s common stock, par value $.20 per share (the “Shares”).

         2.     Effective Date, Term and Plan Year.

        The Plan shall be effective November 15, 1999, at the beginning of the initial Plan Year. The Plan shall remain in effect until terminated by the Board.

         3.     Administration.

        The Plan shall be administered by the Executive Compensation Committee of the Board (the “Committee”). The Committee shall have the authority to administer the Plan as set forth in Section 16(c).

         4.     Eligibility and Participation.

        Each nonemployee officer and director shall be eligible to participate in the Plan and elect to defer the payment of Annual Fees in accordance with Section 5 of the Plan.

         5.     Election to Participate.

        (a)        Time and Filing. A nonemployee officer or director becomes a Participant in the Plan by filing with the Committee an “Election to Participate” for each Plan Year. For the initial Plan Year the Election to Participate must be filed not later than November 8, 1999. For all other Plan Years a new Election to Participate Form must be submitted on or before November 1 for the following Plan Year. A person who first becomes eligible to participate in the Plan after November 1 of any year must submit an Election to Participate Form within thirty (30) days after becoming a nonemployee officer or director, in order to be eligible to participate in the Plan for that Plan year.

        (b)        Form. An Election to Participate shall be made in writing on a form prescribed by the Committee (the “Election to Participate Form”).

        (c)        Content. On the Election to Participate Form, a Participant must (i) designate the percentage (either 25%, 50%, 75% or 100%) of the Fees to be deferred for the Plan Year (the “Deferred Percentage”), (ii) specify the date of payment (the “Deferred Termination Date”). which shall be at least three (3) years after the date of Deferral), (iii) designate the type of payment in accordance with Section 9(c), and (iv)designate one or more beneficiaries (“Beneficiaries”) to receive any credits in the Participant’s Stock Unit Account as of the date of his or her death. A Participant may change the Deferred Percentage from Plan Year to Plan Year, but it may not be changed for a particular Plan Year after the election is made for that Plan Year. The Payment Election may be changed and the Deferred Termination Date may be extended, but any such changes must be made at least 12 months prior to the original Deferred Termination Date.

        6.   Credits to Accounts.

        Amounts deferred pursuant to Section 5(c) shall be credited in Stock Units to a bookkeeping reserve account maintained by the Company for each Participant (“Stock Unit Account”) as of the date the Annual Fees for such Plan Year are otherwise payable. The number of Stock Units credited to a Participant’s Stock Unit Account shall be the number determined by dividing one hundred percent (100%) of the Deferral by the Fair Market Value of a Share on the date the Annual Fees for such Plan Year are otherwise payable. Fair Market Value is determined as provided in Section 15(f). Such calculations of Stock Units shall be carried to three decimal places. The value of the Stock Units credited to the Participant’s Stock Unit Account shall constitute the Participant’s entire benefit under the Plan.

        7.   Additions to Stock Unit Accounts.

        As of the payment date of each cash dividend payable with respect to Shares, there shall be credited to the Stock Unit Account of each Participant an additional number of Stock Units (“Dividend Units”) equal to the per share dividend payable on such date multiplied by the number of Stock Units held in the Stock Unit Account as of the close of business on the first business day prior to such dividend payment date and divided by the Fair Market Value (as defined in Section 15(f) hereof) of a Share on such business day. For purposes of this Section 7, the term cash dividend shall include all dividends payable in cash or other property. The calculation of additional Stock Units shall be carried to three decimal places.

         8.   Vesting of Accounts.

All Stock Units credited to a Participant’s Stock Unit Account (and the Dividend Units attributable thereto) shall at all times be fully vested and nonforfeitable.

        9.   Payment of Accounts.

    (a)        Time of Payment: Payment of the Stock Units to a Participant shall be made or if installment payments have been elected shall begin, thirty (30) days after the Deferred Termination Date specified by the Participant in his or her Election to Participate Form, provided that if a Participant dies before the Participant’s Stock Unit Account has been fully distributed, a lump sum distribution of the Stock Unit Account shall be made as soon as practicable after his or her death to the Participant’s Beneficiary or Beneficiaries in the proportions designated by such Participant or otherwise as provided in Section 16(b).

    (b)        Form of Payment: The total number of Stock Units in a Participant’s Stock Unit Account (rounded to the nearest whole number) shall be paid to the Participant in an equal number of whole Shares. If installment payments are elected, the number of Shares to be paid shall be determined initially by dividing the number of Stock Units in the Stock Unit Account (rounded to the nearest whole number) by the number of installment payments to be paid. Each subsequent installment payment shall be determined by dividing the number of Stock Units remaining in the Stock Unit Account (rounded to the nearest whole number) by the number of installments remaining to be paid. The Company shall issue and deliver to the Participant share certificates in payment of Stock Units within thirty (30) days following the date on which the Stock Units, or any portion thereof, become payable. The issuance of Shares may be conditioned upon the effectiveness of a registration statement covering the Shares.

    (c)        Type of Payment: Payments of Shares will be made from the Stock Unit Account of a Participant in whichever of the following methods the Participant elects in his or her Election to Participate Form (the “Payment Election”):

(ii) A single lump sum payment within thirty (30) days after the Deferred Termination Date, or

    (iii)        Payment in annual installments over a period not to exceed ten (10) years, as the Participant shall elect, beginning thirty (30) days after the Deferred Termination Date and annually thereafter on each anniversary date of the first payment, until fully distributed.

If all or any portion of the Stock Unit Account is to be distributed in installments, the portion of the Participant’s Stock Unit Account being held for future distribution shall continue to be credited with additional Dividend Units as provided in Section 7.

    (d)        Accelerated Payment: Notwithstanding any Payment Election made or Deferred Termination Date designated by the Participant, if the service of a Participant as a nonemployee officer or director terminates for any reason prior to his or her Deferred Termination Date, or prior full distribution of his or her Stock Unit Account held for future distribution, the Committee, in its discretion, may elect to direct the Company to pay the entire amount of the Participant’s Stock Unit Account in a single lump sum payment.

        10.   Shares Subject to the Plan.

        Shares that may be issued under the Plan shall be acquired by the Company in open-market transactions, consistent with all applicable rules and regulations regarding the repurchase of securities.

        11.   Adjustments.

        In the event of any stock dividend, stock split, combination or exchange of Shares, merger, consolidation, spin-off, recapitalization or other distribution (other than normal cash dividends) of Company assets to shareholders, or any other change affecting Shares or the price of Shares, such proportionate adjustments, if any, as the Committee in its sole discretion may deem appropriate to reflect such change shall be made with respect to each Stock Unit or Dividend Unit held in the Stock Unit Accounts. Any adjustments described in the preceding sentence shall be carried to three decimal places.

        12.   Termination or Amendment of Plan.

    (a)        In General: At any time the Board may terminate, suspend or amend this Plan. If the Plan is terminated by the Board, no Deferrals may be credited after the effective date of such termination, but previously credited Stock Units and Dividend Units shall remain in effect and be administered in accordance with the terms and conditions of the Plan.

    (b)        Limitations: No amendment may adversely affect the right of any Participant to have Dividend Units credited to a Stock Unit Account or to receive payment of any Shares pursuant to the payout of such accounts, unless such Participant consents in writing to such amendment.

        13.   Compliance With Laws.

    (a)        The obligations of the Company to issue any Shares under this Plan shall be subject to all applicable laws, rules, regulations and restrictions, and the obtaining of all such approvals by governmental agencies or stock exchanges or markets on which the Common Stock is listed or traded, and the Company may place appropriate legends on stock certificates relating to the foregoing, as the Board may deem necessary or appropriate.

    (b)        Subject to the provisions of Section 12, the Board may make such changes in the design and administration of this Plan as may be necessary or appropriate to comply with the rules and regulations of any government authority.

        14.   Unfunded Plan.

        Nothing contained in this Plan and no action taken pursuant to the provisions hereof shall create or be construed to create a fiduciary relationship between the Company and Participant, the Participant’s designee or any other person. The Plan shall be unfunded with respect to the Company’s obligation to pay any amounts due, and a Participant’s rights to receive any payment with respect to any Stock Unit Account shall be not greater than the rights of an unsecured general creditor of the Company.

        The Company will establish a Rabbi Trust or similar means of funding to accumulate Shares to fund all or part of the obligations of the Company pursuant to this Plan. Payment from the Rabbi Trust of amounts due under the terms of this Plan shall satisfy the obligation of the Company to make such payment. In no event shall any Participant be entitled to receive a payment of an amount from the Company which the Participant has received from the Rabbi Trust.

        15.   Definitions.

        Whenever used in the Plan, the following terms shall have the meanings set forth in this Section 15.

(a) “Board of Directors” or “Board” means the Board of Directors of Herman Miller, Inc., a Michigan corporation, at the time the term is applied.

(b) “Committee” means the Compensation Committee of the Board, or other Committee designated by the Board to be the administrator of the Plan, at the time the term is applied.

(c) “Common Stock” means the common stock of the Company, par value $.20 per share.

(d) “Company” means Herman Miller, Inc., a Michigan corporation.

(e) “Deferral” means the dollar amount of a Participant’s Fees which is deferred in a particular Plan Year.

    (f)        “Fair Market Value” of a Share means, for any particular date, (I) for any period during which the Share shall be listed for trading on a national securities exchange or the National Association of Securities Dealers Automated Quotation System (“NASDAQ”), the closing price per Share on such exchange or the NASDAQ as of the close of such trading day or (ii) for any period during which the Share shall not be listed for trading on a national securities exchange or NASDAQ, the market price per Share as determined by a qualified appraiser selected by the Board. If Fair Market Value is to be determined on a day when the markets are not open, Fair Market Value on that day shall be the Fair Market Value on the most recent preceding day when the markets were open.

(g) “Participant” means a nonemployee officer or director of the Company who has filed an Election to Participate Form as provided in Section 5.

    (h)        “Plan Year” means the twelve (12) month period beginning November 15 of any year and ending November 14 of the next succeeding year. For purposes of the Plan, a Plan Year is the period during which the Annual Fees are earned.

    (i)        “Rabbi Trust” means a Trust established by an agreement between the Company and a Trustee with such terms and conditions as the Company, in its discretion, shall determine, for the purpose set forth in Section 14.

(j) “Share” means a share of Common Stock.

        16.   Miscellaneous.

    (a)        Assignment; Encumbrances: The right to have amounts credited to a Stock Unit Account and the right to receive payment with respect to such Stock Unit Account under this Plan are not assignable or transferable and shall not be subject to any encumbrances, liens, pledges, or charges of the Participant or to claims of the Participant=s creditors. Any attempt to assign, transfer, hypothecate or attach any rights with respect to or derived from any Stock Unit shall be null and void and of no force and effect whatsoever.

    (b)        Designation of Beneficiaries: A Participant may designate in writing a beneficiary or beneficiaries to receive any distribution under the Plan which becomes payable after the Participant’s death. If at the time any such distribution is due, there is no designation of a beneficiary in force or if any person (other than a trustee or trustees) as to whom a beneficiary designation was in force at the time of such Participant’s death shall have died before the payment became due and the Participant has failed to designate a beneficiary to take in lieu of such deceased person, the person or persons entitled to receive such distribution (or part thereof, as the case may be) shall be the personal representative of the Participant’s estate.

    (c)        Administration: Subject to the provisions of the Plan, the Committee shall administer the Plan, including the adoption of rules or the preparation of forms to be used in its operation, and to interpret and apply the provisions hereof as well as any rules which it may adopt. In addition, the Committee may appoint other individuals, firms or organizations to act as agent of the Company carrying out administrative duties under the Plan. Except as may be provided in a Rabbi Trust, the decisions of the Committee, including, but not limited to, interpretations and determinations of amounts due under this Plan, shall be final and binding on all parties.

    (d)        Withholding: The Participant shall pay to the Company or make arrangements satisfactory to the Company to do so, regarding the payment of federal, state, local or foreign taxes of any kind required by law to be withheld with respect to any amount includable in the Participant’s gross income with respect to his or her participation in the Plan.

    (e)        Governing Law: The validity, construction and effect of the Plan and any actions taken or relating to the Plan, shall be determined in accordance with the laws of the State of Michigan without regard to its conflict of law rules, and applicable federal law.

    (f)        Rights as a Shareholder: A Participant shall have no rights as a shareholder with respect to a Stock Unit Account until the Participant actually becomes a holder of record of Shares distributed with respect thereto.

    (h)        Notices: All notices or other communications made or given pursuant to this Plan shall be in writing and shall be sufficiently made or given if hand delivered, or if mailed by certified mail, addressed to the Participant at the address contained in the records of the Company, or addressed to the Company or the Committee at the principal office of the Company, as applicable.

        I certify that this Plan was adopted by the Executive Committee of the Board of Directors of Herman Miller, Inc., a Michigan Corporation, on November 1, 1999.

      Dated: November 1, 1999.

Secretary to the Board of Directors of Herman Miller, Inc.

Exhibit 10 (h)

RESTRICTED SHARE GRANT AGREEMENT

        AGREEMENT made as of this 5th day of June, 2001, by HERMAN MILLER, INC., a Michigan corporation (the "Company"), and Michael A. Volkema (the "Employee").

RECITALS

        The Herman Miller, Inc. Long-Term Incentive Plan authorizes the award of shares of restricted stock to employees of the Company upon such terms and conditions as may be determined by the Executive Compensation Committee of the Board of Directors.

        The Committee has approved a grant of restricted shares to the Employee upon the terms and conditions set forth in this Agreement, including a condition that all unvested shares will be forfeited if the Employee does not continue as an employee of the Company or an Affiliated Employer for the five year period specified in this Agreement.

        The Company and the Employee desire to confirm in this Agreement the terms, conditions and restrictions applicable to the grant of restricted stock.

        NOW, THEREFORE, intending to be bound, the parties agree as follows:

1.    DEFINITIONS

         1.1       "Affiliated Employer" means any entity controlling, controlled by or under common control with the Company.

         1.2       "Board" means the Board of Directors of the Company.

         1.3       "Committee" means the Executive Compensation Committee of the Board.

         1.4       "Common Stock" means the common stock of the Company, par value $.20 per share.

         1.5       "Company" means Herman Miller, Inc., a Michigan corporation, its successors and assigns.

         1.6       "Effective Date of this Agreement" means June 5, 2001.

         1.7       "Fiscal Year" means the year ending the Saturday nearest the end of May of each year, or such other fiscal year as may be adopted for the Company by the Board.

         1.8       "Plan" means the Herman Miller, Inc. Long-Term Incentive Plan.

         1.9       "Restricted Share" means a Share which is subject to the restriction on sale, pledge or other transfer imposed by Section 3.1. An "Unrestricted Share" is a Share which is no longer a Restricted Share.

         1.10       "Reverted Shares" means Shares which have reverted to the Company pursuant to Section 5.2.

         1.11       "Shares" means the shares of Common Stock awarded, issued and delivered to the Employee under this Agreement. If, as a result of a stock split, stock dividend, combination of stock, or any other change or exchange of securities, by reclassification, reorganization, recapitalization or otherwise, the Shares shall be increased or decreased, or changed into or exchanged for a different number or kind of shares of stock or other securities of the Company or another corporation, the term "Shares" shall mean and include the shares of stock or other securities issued with respect to the Shares.

         1.12       "Severance Agreement" means the Herman Miller, Inc. agreement with employee for severance compensation after a change in control as of March 30, 2001, and as it may thereafter be amended.

         1.13       "Vested Shares" shall have the meaning expressed in Section 5.1.

2.    GRANT AND ACCEPTANCE OF AWARD; TAX ELECTION

         2.1        Grant. The Company confirms the award to the Employee of 100,000 shares of Common Stock (the "Shares") as restricted stock, upon the terms, restrictions and conditions of this Agreement and the Plan. The award of Shares shall be effective as of the Effective Date of this Agreement. The Company agrees to issue and deliver to the Employee a certificate representing the Shares promptly after the Effective Date of this Agreement.

        2.2         Acceptance. The Employee accepts this award of Shares and agrees to hold them subject to the terms, restrictions and conditions of this Agreement.

        2.3         Withholding. The Employee recognizes that in the year the Employee is taxed on the grant of shares, the Company will be required to deduct and withhold certain applicable state, federal and local income or other taxes measured by the market value of the Shares at the withholding rate(s) in effect at that time. Such withholding may not cover the full amount of taxes payable with respect to the grant. The Employee will be responsible to pay when due all income taxes on the fair market value of the Shares in excess of the amount that is withheld.

3.    RESTRICTIONS ON TRANSFER OF SHARES; LAPSE OF RESTRICTIONS

         3.1       Transfer Prohibition. The Employee shall not sell, pledge or otherwise assign or transfer any Share or any interest in any Share while such Share is a Restricted Share.

         3.2       Restricted Shares. Every Share shall be a Restricted Share until the restrictions lapse as provided in Section

        3.3         Securities Law Compliance. The Employee shall not sell or transfer any Share or any interest in any Share, whether such Share is or is not a Restricted Share, unless either (a) the Company shall consent in writing to such transfer, or (b) the Company shall have received an opinion of counsel satisfactory to the Company to the effect that such transfer will not violate the registration requirements imposed by the Securities Act of 1933 or any other provision of law which the Company shall desire such opinion to cover.

         3.4       Legend. Every certificate representing a Share shall at all times bear the following legend:

"The Shares represented by this certificate are subject to certain restrictions and prohibitions and to the rights of Herman Miller, Inc. (the "Company"), as set forth in the Herman Miller, Inc. Long-Term Incentive Plan and a Restricted Share Grant Agreement dated June 5, 2001 ("Agreement"), between the Company and Michael A. Volkema."

        3.5         Stop Transfer Instructions. The Company shall have the right to issue instructions to the transfer agent for the shares of the Company, prohibiting transfer of any Shares except in accordance with the requirements of this Agreement.

         3.6       Unrestricted Shares. The restrictions imposed by Section 3.1 shall lapse at the time a Share becomes a Vested Share pursuant to Section 5.1. At that time, the Share will be an Unrestricted Share.

        3.7          New Certificate for Unrestricted Shares. If the Employee holds a certificate representing Shares which are no longer Restricted Shares, the Employee shall be entitled to receive from the Company, in exchange therefor, a certificate representing such Unrestricted Shares, bearing a legend, if the Company shall deem such a legend to be appropriate, only to the effect that the transfer of such Shares is prohibited if it would violate the Securities Act of 1933. If the Employee's certificate represents both Restricted and Unrestricted Shares, the Employee shall be entitled to receive two certificates in exchange therefor, one of which shall represent the Restricted Shares and one of which shall represent Unrestricted Shares.

        3.8          Rights of Stockholder. Except for the restrictions imposed in this Article 3 and unless the Shares have reverted to the Company pursuant to Section 5.2, the Employee shall have all the rights of a stockholder with respect to the Restricted Shares, including the right to vote and to receive the dividends declared and paid thereon.

4.     ACQUISITION WARRANTIES

        In order to induce the Company to issue and deliver the Shares on the terms of this Agreement, the Employee warrants to and agrees with the Company as follows:

        4.1         No Participating Interest. The Employee is acquiring the Shares for the Employee's own account, and has not made any arrangement to convey any interest in the Shares to any person, other than to transfer Reverted Shares to the Company pursuant to Section 5.3.

        4.2        Ability to Evaluate. Because of the Employee's knowledge and experience in financial and business matters, the Employee is capable of evaluating the merits and risks of acquiring the Shares under the arrangements prescribed by this Agreement.

        4.3         Familiarity with Company. The Employee is familiar with the business, financial condition, earnings and prospects of the Company, and confirms that the Company has not made any representation regarding the foregoing matters or the merits of this Agreement.

        4.4         All Questions Answered. The Employee understands all of the terms of this Agreement and the consequences to the Employee of any actions which may be taken under this Agreement. The Employee confirms there are no questions relating to any such matters which have not been answered to the Employee's complete satisfaction.

5.    VESTING AND REVERSION

        5.1         Annual Vesting. Shares issued hereunder which have not previously reverted to the Company shall vest at the rate of twenty percent (20%) per year on each anniversary of the Effect Date of this Agreement.

        5.2        One Hundred Percent Vesting. All Shares issued hereunder which have not previously reverted to the Company shall become Vested Shares

(a) on the fifth anniversary of the Effective Date of this Agreement;

(b) if the Company so stipulates in writing;

(c) upon the Employee's death;

(d) if the Employee's employment by the Company or an Affiliated Employer ends at a time when the Employee is permanently disabled, as determined by a physician approved by the Committee; or

    (e)        if the Employee's employment is voluntarily or involuntarily terminated at a time when the Employee is entitled to receive a severance benefit under the Company's severance agreement with the Employee, whichever of the foregoing is first to occur.

        5.3         Reversion. All Shares which have not become Vested Shares shall automatically revert to the Company at any time the Employee shall no longer be employed by the Company or an Affiliated Employer for any reason whatsoever, including involuntary termination without the consent of the Employee. No compensation shall be payable to the Employee for shares which revert to the Company.

        5.4         Effect of Reversion. Upon reversion of any Shares (a) absolute ownership thereof shall automatically revert to the Company at that time, (b) such Shares shall be deemed to be "Reverted Shares" for purposes of this Agreement, (c) all the Employee's rights and interests in the Reverted Shares shall cease at that time, and (d) the Employee shall be obligated immediately to surrender to the Company the certificates representing the Reverted Shares, but the failure to do so shall not impair the immediate effect of clauses (a), (b) and (c) above.

6.     GENERAL PROVISIONS

        6.1        No Right to Employment. This Agreement is not an employment contract. Neither the Plan nor this Agreement or anything else changes the at will employment status of the Employee.

        6.2         Severability. Whenever possible, each provision of this Agreement shall be interpreted in such manner as to be valid and enforceable, but if any provision of this Agreement shall be held to be prohibited or unenforceable under applicable law (a) such provision shall be deemed amended to accomplish the objectives of the provision as originally written to the fullest extent permitted by law, and (b) all other provisions of this Agreement shall remain in full force and effect.

        6.3         Captions. The captions used in this Agreement are for convenience only, do not constitute a part of this Agreement and all of the provisions of this Agreement shall be enforced and construed as if no captions had been used.

        6.4         Complete Agreement. This Agreement contains the complete agreement between the parties relating in any way to the subject matter of this Agreement and supersedes any prior understandings, agreements or representations, written or oral, which may have related to such subject matter in any way.

        6.5        Notices.

    (a)        Procedures Required. Each communication given or delivered under this Agreement must be in writing and may be given by personal delivery or by certified mail. A written communication shall be deemed to have been given on the date it shall be delivered to the address required by this Agreement.

(b) Communications to the Company. Communications to the Company shall be addressed to it at the principal corporate headquarters and marked to the attention of the Company's president.

    (c)        Communications to the Employee. Every communication to the Employee shall be addressed to the Employee at the address given immediately below the Employee's signature to this Agreement, or to such other address as the Employee shall specify to the Company.

        6.6         Assignment. This Agreement is not assignable by the Employee during the Employee's lifetime. This Agreement shall be binding upon and inure to the benefit of (a) the successors and assigns of the Company, and (b) any person to whom the Employee's rights under this Agreement may pass by reason of the Employee's death.

        6.7         Amendment. This Agreement may be amended, modified or terminated by written agreement between the Company and the Employee.

        6.8         Waiver. No delay or omission in exercising any right hereunder shall operate as a waiver of such right or of any other right hereunder. A waiver upon any one occasion shall not be construed as a bar or waiver of any right or remedy on any other occasion. All of the rights and remedies of the parties hereto, whether evidenced hereby or granted by law, shall be cumulative.

        6.9         Choice of Law. This Agreement shall be deemed to be a contract made under the laws of the State of Michigan and for all purposes shall be construed in accordance with and governed by the laws of the State of Michigan.

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.

Employee:	HERMAN MILLER, INC.

/s/ Michael A. Volkema	By /s/ J. Harold Chandler
Michael A. Volkema	J. Harold Chandler
Its: Chairman of the Executive Compensation Committee of the Board of Directors

Exhibit 10 (m)

FIRST AMENDMENT TO CREDIT AGREEMENT

        This First Amendment to Credit Agreement (this “First Amendment”) is entered into as of March 9, 2000 among (i) HERMAN MILLER, INC. (the “Company”), (ii) the Lenders party to the Credit Agreement referred to below (the “Lenders”) and (iii) BANK OF AMERICA, N.A. (formerly NationsBank, N.A.), as Administrative Agent, NBD BANK, as Syndication Agent, and FIRST UNION NATIONAL BANK, THE HUNTINGTON NATIONAL BANK and WACHOVIA BANK, N.A., as Co-Agents (collectively, the “Agents”). All capitalized terms used herein and not otherwise defined shall have the meanings ascribed to such terms in the Credit Agreement referred to below.

RECITALS

         A.        The Company, the Lenders and the Agents entered into that certain Credit Agreement dated as of April 16, 1999 (as modified or amended from time to time, the “Credit Agreement”).

         B.        The Company has requested, and the Lenders have agreed to, an amendment of the terms of the Credit Agreement as set forth below.

AGREEMENT

        NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

         1.        Amendment to Credit Agreement. The definition of “Five Year Specified Maturity Date” in Section 1.1 of the Credit Agreement is hereby amended and restated in its entirety as follows:

“Five Year Facility Specified Maturity Date” means April 16, 2005 or such later date as determined pursuant to Section 2.8(d).

         2.        Representations and Warranties. The Company hereby represents and warrants to the Agents and the Lenders that (a) no Default or Event of Default exists; (b) all of the representations and warranties set forth in the Loan Documents are true and correct as of the date hereof (except for those that expressly state that they are made as of an earlier date); and (c) it has no claims, counterclaims, offsets, credits or defenses to its obligations under the Loan Documents or, to the extent it does, they are hereby released in consideration of the Lenders entering into this First Amendment.

         3.        Condition Precedent. The effectiveness of this First Amendment is subject to the receipt by the Administrative Agent of signature pages to this First Amendment duly executed by the Company and the Lenders.

        4.        Ratification of Credit Agreement. The term “this Agreement” or “Credit Agreement” and all similar references as used in each of the Loan Documents shall hereafter mean the Credit Agreement as amended by this First Amendment. Except as herein specifically agreed, the Credit Agreement is hereby ratified and confirmed and shall remain in full force and effect according to its terms.

        5.        Authority/Enforceability. Each of the Company, the Agents and the Lenders party hereto represents and warrants as follows:

(a) It has taken all necessary action to authorize the execution, delivery and performance of this First Amendment.

    (b)        This First Amendment has been duly executed and delivered by such Person and constitutes such Person’s legal, valid and binding obligations, enforceable in accordance with its terms, except as such enforceability may be subject to (i) bankruptcy, insolvency, reorganization, fraudulent conveyance or transfer, moratorium or similar laws affecting creditors’ rights generally and (ii) general principles of equity (regardless of whether such enforceability is considered in a proceeding at law or in equity).

    (c)        No consent, approval, authorization or order of, or filing, registration or qualification with, any court or governmental authority or third party is required in connection with the execution, delivery or performance by such Person of this First Amendment.

      6.        Expenses. The Company agrees to pay all reasonable costs and expenses in connection with the preparation, execution and delivery of this First Amendment, including without limitation the reasonable fees and expenses of Moore & Van Allen, PLLC, special counsel to the Administrative Agent.

        7.        Counterparts/Telecopy. This First Amendment may be executed in any number of counterparts, each of which when so executed and delivered shall be an original, but all of which shall constitute one and the same instrument. Delivery of executed counterparts by telecopy shall be effective as an original and shall constitute a representation that an original will be delivered.

        8.        GOVERNING LAW. THIS FIRST AMENDMENT SHALL BE GOVERNED BY AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH THE LAWS OF THE STATE OF MICHIGAN.

        9.        Entirety. This First Amendment and the other Loan Documents embody the entire agreement between the parties and supersede all prior agreements and understandings, if any, relating to the subject matter hereof. These Loan Documents represent the final agreement between the parties and may not be contradicted by evidence of prior, contemporaneous or subsequent oral agreements of the parties. There are no oral agreements between the parties.

        This First Amendment shall be deemed to be effective as of the day and year first above written.

COMPANY:	HERMAN MILLER, INC.
By: ___________________________ Name: _________________________ Title: __________________________
LENDERS:	BANK OF AMERICA, N.A.
(formerly NationsBank, N.A.),
Individually and as Administrative Agent

By: ___________________________
Name: _________________________
Title: __________________________

NBD BANK,
Individually and as Syndication Agent

By: ___________________________
Name: _________________________
Title: __________________________

FIRST UNION NATIONAL BANK,
Individually and as a Co-Agent
By: ___________________________
Name: _________________________
Title: __________________________

THE HUNTINGTON NATIONAL BANK,
Individually and as a Co-Agent
By: ___________________________
Name: _________________________
Title: __________________________

WACHOVIA BANK, N.A. ,
Individually and as a Co-Agent

By: ___________________________
Name: _________________________
Title: __________________________

KEYBANK NATIONAL ASSOCIATION

By: ___________________________
Name: _________________________
Title: __________________________

Exhibit 10 (n)

SECOND AMENDMENT TO CREDIT AGREEMENT

        This Second Amendment to Credit Agreement (this “Second Amendment”) is entered into as of May 15, 2002 among (i) HERMAN MILLER, INC. (the “Company”), (ii) the Lenders party hereto and (iii) BANK OF AMERICA, N.A. (formerly NationsBank, N.A.), as Administrative Agent, BANK ONE, NA (as successor to NBD Bank), as Syndication Agent, and WACHOVIA BANK, NATIONAL ASSOCIATION (as successor to First Union National Bank and Wachovia Bank, N.A.), and THE HUNTINGTON NATIONAL BANK, as Co-Agents (collectively, the “Agents”). All capitalized terms used herein and not otherwise defined shall have the meanings ascribed to such terms in the Credit Agreement referred to below.

RECITALS

        A.        The Company, the Lenders party thereto (the “Lenders”) and the Agents entered into that certain Credit Agreement dated as of April 16, 1999 (as amended by that First Amendment to Credit Agreement dated as of March 9, 2000, and as further modified or amended from time to time, the “Credit Agreement”).

        B.        The Company has requested, and the Required Lenders have agreed to, an amendment of the terms of the Credit Agreement as set forth below.

AGREEMENT

        NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

        10.        Amendment to Section 1.1 of the Credit Agreement. The definition of “Consolidated EBITDA” in Section 1.1 of the Credit Agreement is hereby amended and restated in its entirety as follows:

“Consolidated EBITDA” means, for any period, as applied to the Company and its Consolidated Subsidiaries without duplication, the sum of the amounts for such period of: (i) net income, (ii) interest expense, (iii) income tax expense, (iv) depreciation expense and (v) amortization expense, all of the foregoing as determined and computed on a Consolidated basis in accordance with GAAP; provided that, solely for purposes of calculating the Leverage Ratio under Section 9.1(a) and the Interest Coverage Ratio under Section 9.1(b) as of, in each case, the end of the Company’s 2002 Fiscal Year and the end of the first quarter the Company’s 2003 Fiscal Year and, if the Second Amendment Extension Date has occurred, each fiscal quarter end thereafter (to the extent applicable), Consolidated EBITDA with respect to any fiscal quarter during the Company’s 2002 Fiscal Year and the first fiscal quarter of its 2003 Fiscal Year shall be calculated to include an add-back of non-recurring restructuring charges taken by the Company in such fiscal quarter, so long as (i) the aggregate amount of the add-back for such restructuring charges does not exceed $82.1 million and (ii) the quarterly add-back for such restructuring charges does not exceed (a) $9.6 million for the first fiscal quarter of the Company’s 2002 Fiscal Year, (b) $38.8 million for the second fiscal quarter of the Company’s 2002 Fiscal Year, (c) $9.9 million for the third fiscal quarter of the Company’s 2002 Fiscal Year and (d) $23.8 million for the fourth fiscal quarter of the Company’s 2002 Fiscal Year and the first fiscal quarter of the Company’s 2003 Fiscal Year, taken together (but in no event shall the add-backs for the first fiscal quarter of the Company’s 2003 Fiscal Year pursuant to this clause (d) exceed $5 million).

        11.        Further Amendment to Section 1.1 of the Credit Agreement. The following new definitions of “Second Amendment” and “Second Amendment Extension Date” are hereby added to Section 1.1 of the Credit Agreement in the appropriate alphabetical order:

“Second Amendment” means that certain Second Amendment to Credit Agreement dated as of May __, 2002 among the Company, the Lenders party thereto and the Administrative Agent.

“Second Amendment Extension Date” means the date on or prior to December 15, 2002 on which each of the following conditions has been satisfied, provided that no Default or Event of Default shall have occurred and be continuing on such date: (i) the Administrative Agent shall have received written notice from a Responsible Officer of the Company that the Company elects to extend the effectiveness of the Second Amendment and (ii) the Administrative Agent, for the ratable benefit of the consenting Lenders party to the Second Amendment, shall have received a fee of 10 basis points on the aggregate amount of the Commitments (as of the effective date of the Second Amendment) held by each such consenting Lender (it being understood that such fee shall be in addition to any fee paid by the Company in connection with the effectiveness of the Second Amendment).

        12.        Representations and Warranties. The Company hereby represents and warrants to the Agents and the Lenders that (a) no Default or Event of Default exists; (b) all of the representations and warranties set forth in the Loan Documents are true and correct as of the date hereof (except for those that expressly state that they are made as of an earlier date); and (c) it has no claims, counterclaims, offsets, credits or defenses to its obligations under the Loan Documents or, to the extent it does, they are hereby released in consideration of the Lenders entering into this Second Amendment.

        13.        Condition Precedent. The effectiveness of this Second Amendment is subject to the receipt by the Administrative Agent of: (a) signature pages to this Second Amendment duly executed by the Company and the Required Lenders, (b) evidence (in form and substance satisfactory to the Administrative Agent) that the Company has obtained an amendment, which similar in form and substance to, but no more restrictive than, this Second Amendment, under the note purchase agreement(s) for the Company’s $100 million senior notes, and (c) the fees payable to consenting Lenders pursuant to Section 7 of this Second Amendment.

        14.        Ratification of Credit Agreement. The term “this Agreement” or “Credit Agreement” and all similar references as used in each of the Loan Documents shall hereafter mean the Credit Agreement as amended by this Second Amendment. Except as herein specifically agreed, the Credit Agreement is hereby ratified and confirmed and shall remain in full force and effect according to its terms.

        15.        Authority/Enforceability. Each of the Company, the Agents and the Lenders party hereto represents and warrants as follows:

(a) It has taken all necessary action to authorize the execution, delivery and performance of this Second Amendment.

    (b)        This Second Amendment has been duly executed and delivered by such Person and constitutes such Person’s legal, valid and binding obligations, enforceable in accordance with its terms, except as such enforceability may be subject to (i) bankruptcy, insolvency, reorganization, fraudulent conveyance or transfer, moratorium or similar laws affecting creditors’ rights generally and (ii) general principles of equity (regardless of whether such enforceability is considered in a proceeding at law or in equity).

    (c)        No consent, approval, authorization or order of, or filing, registration or qualification with, any court or governmental authority or third party is required in connection with the execution, delivery or performance by such Person of this Second Amendment.

        16.        Amendment Fee. On the date that this Second Amendment is approved by the Required Lenders, the Company shall pay to the Administrative Agent, for the ratable benefit of the consenting Lenders, an amendment fee of 5 basis points on the aggregate amount of the Commitments held by each of the Lenders consenting to this Second Amendment.

        17.        Expenses. The Company agrees to pay all reasonable costs and expenses in connection with the preparation, execution and delivery of this Second Amendment, including without limitation the reasonable fees and expenses of Moore & Van Allen PLLC, special counsel to the Administrative Agent.

        18.        Counterparts/Telecopy. This Second Amendment may be executed in any number of counterparts, each of which when so executed and delivered shall be an original, but all of which shall constitute one and the same instrument. Delivery of executed counterparts by telecopy shall be effective as an original and shall constitute a representation that an original will be delivered.

        19.        GOVERNING LAW. THIS SECOND AMENDMENT SHALL BE GOVERNED BY AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH THE LAWS OF THE STATE OF MICHIGAN.

        20.        Entirety. This Second Amendment and the other Loan Documents embody the entire agreement between the parties and supersede all prior agreements and understandings, if any, relating to the subject matter hereof. These Loan Documents represent the final agreement between the parties and may not be contradicted by evidence of prior, contemporaneous or subsequent oral agreements of the parties. There are no oral agreements between the parties.

This Second Amendment shall be deemed to be effective as of the day and year first above written.

COMPANY:	HERMAN MILLER, INC.
By: ___________________________ Name: _________________________ Title: __________________________
ADMINISTRATIVE AGENT:	BANK OF AMERICA, N.A. (formerly NationsBank, N.A.)
By: ___________________________ Name: _________________________ Title: __________________________
LENDERS:	BANK OF AMERICA, N.A.
(formerly NationsBank, N.A.),

By: ___________________________
Name: _________________________
Title: __________________________

BANK ONE, NA (as successor to NBD Bank),
Individually and as Syndication Agent

By: ___________________________
Name: _________________________
Title: __________________________

WACHOVIA BANK, NATIONAL ASSOCIATION (as successor to First Union National Bank and Wachovia Bank, N.A.),
Individually and as a Co-Agent

By: ___________________________
Name: _________________________
Title: __________________________

THE HUNTINGTON NATIONAL BANK,
Individually and as a Co-Agent

By: ___________________________
Name: _________________________
Title: __________________________

KEYBANK NATIONAL ASSOCIATION

By: ___________________________
Name: _________________________
Title: __________________________

STANDARD FEDERAL

By: ___________________________
Name: _________________________
Title: __________________________

Exhibit 10 (o)

THIRD AMENDMENT TO CREDIT AGREEMENT

        This Third Amendment to Credit Agreement (this “Third Amendment”) is entered into as of May 13, 2003 among (i) HERMAN MILLER, INC. (the “Company”), (ii) the Lenders party hereto and (iii) BANK OF AMERICA, N.A. (formerly NationsBank, N.A.), as Administrative Agent, BANK ONE, NA (as successor to NBD Bank), as Syndication Agent, and WACHOVIA BANK, NATIONAL ASSOCIATION (as successor to First Union National Bank and Wachovia Bank, N.A.) and THE HUNTINGTON NATIONAL BANK, as Co-Agents (collectively, the “Agents”). All capitalized terms used herein and not otherwise defined shall have the meanings ascribed to such terms in the Credit Agreement referred to below.

RECITALS

        A.        The Company, the Lenders party thereto (the “Lenders”) and the Agents entered into that certain Credit Agreement dated as of April 16, 1999 (as amended by that First Amendment to Credit Agreement dated as of March 9, 2000, as further amended by that Second Amendment to Credit Agreement dated as of May 15, 2002 and as further modified or amended from time to time, the “Credit Agreement”).

        B.        The Company has requested, and each of the Lenders has agreed to, an amendment of the terms of the Credit Agreement as set forth below.

AGREEMENT

        NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

        21.        Amendment to Section 1.1 of the Credit Agreement. The definition of “L/C Commitment” in Section 1.1 of the Credit Agreement is hereby amended and restated in its entirety to read as follows:

        “L/C Commitment” means Twenty Million Dollars ($20,000,000).

        22.        Amendment to Section 6.1 of the Credit Agreement. The following new clause (y) is hereby added immediately after clause (x) of Section 6.1 of the Credit Agreement:

    (y)        Tax Shelter Regulations. The Company does not intend to treat the Loans and/or Letters of Credit and related transactions as being a “reportable transaction” (within the meaning of Treasury Regulation Section 1.6011-4). In the event the Company determines to take any action inconsistent with such intention, it will promptly notify the Administrative Agent thereof. If the Company so notifies the Administrative Agent, the Company acknowledges that one or more of the Lenders may treat its Loans and/or

Letters of Credit as part of a transaction that is subject to Treasury Regulation Section 301.6112-1, and such Lender or Lenders, as applicable, will maintain the lists and other records required by such Treasury Regulation.

        23.        Amendment to Section 7.4 of the Credit Agreement. Section 7.4 of the Credit Agreement is hereby amended by (i) deleting the “and” at the end of Section 7.4(a), (ii) replacing the “.” at the end of Section 7.4(b) with “; and” and (iii) adding the following Section 7.4(c):

    (c)        promptly after the Company has notified the Administrative Agent of any intention by the Company to treat the Loans and/or Letters of Credit and related transactions as being a “reportable transaction” (within the meaning of Treasury Regulation Section 1.6011-4), a duly completed copy of IRS Form 8886 or any successor form.

        24.        Amendment to Section 13.10 of the Credit Agreement. Section 13.10(g) is hereby amended by adding the following sentence to the end thereof:

Notwithstanding anything herein to the contrary, “Information” shall not include, and the Administrative Agent and each Lender may disclose without limitation of any kind, any information with respect to the “tax treatment” and “tax structure” (in each case, within the meaning of Treasury Regulation Section 1.6011-4) of the transactions contemplated hereby and all materials of any kind (including opinions or other tax analyses) that are provided to the Administrative Agent or such Lender relating to such tax treatment and tax structure; provided that with respect to any document or similar item that in either case contains information concerning the tax treatment or tax structure of the transaction as well as other information, this sentence shall only apply to such portions of the document or similar item that relate to the tax treatment or tax structure of the Loans, Letters of Credit and transactions contemplated hereby.

        25.        Representations and Warranties. The Company hereby represents and warrants to the Agents and the Lenders that (a) no Default or Event of Default exists; (b) all of the representations and warranties set forth in the Loan Documents are true and correct as of the date hereof (except for those that expressly state that they are made as of an earlier date); and (c) it has no claims, counterclaims, offsets, credits or defenses to its obligations under the Loan Documents or, to the extent it does, they are hereby released in consideration of the Lenders entering into this Third Amendment.

        26.        Effectiveness/Condition Precedent. This Third Amendment shall become effective as of the date hereof upon receipt by the Administrative Agent of signature pages to this Third Amendment duly executed by the Company and the Lenders.

        27.        Ratification of Credit Agreement. The term “this Agreement” or “Credit Agreement” and all similar references as used in each of the Loan Documents shall hereafter mean the Credit Agreement as amended by this Third Amendment. Except as herein specifically agreed, the

Credit Agreement is hereby ratified and confirmed and shall remain in full force and effect according to its terms.

        28.        Authority/Enforceability. Each of the Company, the Agents and the Lenders party hereto represents and warrants as follows:

(a) It has taken all necessary action to authorize the execution, delivery and performance of this Third Amendment.

    (b)        This Third Amendment has been duly executed and delivered by such Person and constitutes such Person’s legal, valid and binding obligations, enforceable in accordance with its terms, except as such enforceability may be subject to (i) bankruptcy, insolvency, reorganization, fraudulent conveyance or transfer, moratorium or similar laws affecting creditors’ rights generally and (ii) general principles of equity (regardless of whether such enforceability is considered in a proceeding at law or in equity).

    (c)        No consent, approval, authorization or order of, or filing, registration or qualification with, any court or governmental authority or third party is required in connection with the execution, delivery or performance by such Person of this Third Amendment.

        29.        Expenses. The Company agrees to pay all reasonable costs and expenses in connection with the preparation, execution and delivery of this Third Amendment, including without limitation the reasonable fees and expenses of Moore & Van Allen PLLC, special counsel to the Administrative Agent.

        30.        Counterparts/Telecopy. This Third Amendment may be executed in any number of counterparts, each of which when so executed and delivered shall be an original, but all of which shall constitute one and the same instrument. Delivery of executed counterparts by telecopy shall be effective as an original and shall constitute a representation that an original will be delivered.

        31.        GOVERNING LAW. THIS THIRD AMENDMENT SHALL BE GOVERNED BY AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH THE LAWS OF THE STATE OF MICHIGAN.

        32.        Entirety. This Third Amendment and the other Loan Documents embody the entire agreement between the parties and supersede all prior agreements and understandings, if any, relating to the subject matter hereof. These Loan Documents represent the final agreement between the parties and may not be contradicted by evidence of prior, contemporaneous or subsequent oral agreements of the parties. There are no oral agreements between the parties.

COMPANY:	HERMAN MILLER, INC.
By: ___________________________ Name: _________________________ Title: __________________________
ADMINISTRATIVE AGENT:	BANK OF AMERICA, N.A. (formerly NationsBank, N.A.)
By: ___________________________ Name: _________________________ Title: __________________________
LENDERS:	BANK OF AMERICA, N.A.
(formerly NationsBank, N.A.),

By: ___________________________
Name: _________________________
Title: __________________________

BANK ONE, MICHIGAN (as successor to NBD Bank),
Individually and as Syndication Agent

By: ___________________________
Name: _________________________
Title: __________________________

WACHOVIA BANK, NATIONAL ASSOCIATION (as successor to First Union National Bank and Wachovia Bank, N.A.),
Individually and as a Co-Agent

By: ___________________________
Name: _________________________
Title: __________________________

THE HUNTINGTON NATIONAL BANK,
Individually and as a Co-Agent

By: ___________________________
Name: _________________________
Title: __________________________

KEYBANK NATIONAL ASSOCIATION

By: ___________________________
Name: _________________________
Title: __________________________

STANDARD FEDERAL BANK N.A.

By: ___________________________
Name: _________________________
Title: __________________________

Exhibit 10 (r)

HERMAN MILLER, INC.
EXECUTIVE INCENTIVE PLAN

Section 1. Purposes of the Plan.

        The purpose of the Plan is to provide an interim means of providing incentive compensation to the Company’s key employees during the period the Company’s Incentive Cash Bonus Plan is discontinued and to assist the Company in retaining and motivating those employees, as well as attracting new key personnel.

Section 2. Definition.

        “Annual Salary Amount” means, with respect to a Participant, his or her annual base salary for a Plan Year.

        “Board” means the Board of Directors of the Company.

        “Bonus Payment Amount” means the amount of a Participant’s Gross Bonus Amount which is payable to a Participant under Section 5 of the Plan.

        “Committee” means the Executive Compensation Committee of the Board, or any successor Committee thereto.

        “Common Stock” means the shares of Common Stock of the Company.

        “Company” means Herman Miller, Inc., a Michigan corporation.

        “Disability” means permanent and total disability as determined under the rules and guidelines established by the Committee for purposes of the Plan.

        “EVA®” means the economic value added of the Company determined under the Company’s Incentive Cash Bonus Plan, consistent with the Manual, as modified from time to time by the Finance Committee of the Board.

        “EVA® Target” means the EVA® objective for a Plan Year, which for the first Plan Year shall be $28 million.

        “EVA® Target Achievement” means the number or fraction determined in accordance with Exhibit A for the first Plan Year and determined by the Committee for each subsequent Plan Year based upon actual EVA® for that Plan Year.

        “Gross Bonus Amount” means the annual bonus amount for a Plan Year, as determined under Section 3 of the Plan (or with respect to the second Plan Year, any bonus earned under the Company’s Incentive Cash Bonus Plan), before adjusting for any Bonus Reduction Amount for that Plan Year under Section 4 of the Plan.

        “Incentive Cash Bonus Plan” means the Herman Miller Inc. Incentive Cash Bonus Plan as amended from time to time.

        “Manual” means the Herman Miller EVA® Management System Technical Manual.

        “Participant” means an employee of the Company or a Subsidiary determined by the Committee to be eligible to participate in the Plan for a Plan Year.

        “Per Share Option Value” means the value per option share, as determined on the Plan Date and for each subsequent Plan Year, if applicable, by the Committee, using the Black-Scholes option valuation model. For the first Plan Year, the Per Share Option Value shall be equal to .36 times the exercise price of the option.

        “Plan” means the Herman Miller, Inc. Executive Incentive Plan.

        “Plan Date” means May 17, 2002.

        “Plan Year” means the fiscal year of the Company.

        “Retirement” means the termination of a Participant’s employment with the Company or a Subsidiary after a Participant attains normal retirement age as established by the Committee.

        “Sales Target” means the total sales objective determined by the Committee for a Plan Year, which for the first Plan Year shall be $1.554 billion.

        “Sales Target Achievement” means the number or fraction determined in accordance with Exhibit B for the first Plan Year and as determined by the Committee for each subsequent Plan Year, based upon the actual aggregate amount of sales for that Plan Year.

        “Subsidiary” means any corporation at least eighty percent 80 percent of the outstanding voting stock of which is owned by the Company.

        “Target Bonus” means the annual bonus a Participant would earn, if any, for a Plan Year, (whether under the Plan or the Incentive Cash Bonus Plan) determined by multiplying a Participant’s Annual Salary Amount for that Plan Year by the Participant’s Target Bonus Percentage for that Plan Year.

        “Target Bonus Percentage” means the percentage of a Participant’s Annual Salary Amount, as established or approved by the Committee, for purposes of determining a Participant’s Target Bonus.

Section 3. Determination of Gross Bonus Amount.

    (a)        General. For each Plan Year, a Participant shall be credited with a Gross Bonus Amount equal to the Participant’s Target Bonus Amount multiplied by the Target Achievement for that Plan Year. The Target Achievement for a Plan Year shall equal the sum of (1) .25 multiplied by the Sales Target Achievement for that Plan Year, plus (2) .75 multiplied by the EVA® Target Achievement for that Plan Year.

    (b)        Limitations and Conditions. For any Plan Year, the Target Achievement may not be less than zero or greater than 2.

Section 4. Stock Option Election.

    (a)        General. Each employee selected to be a Participant and who is approved by the Committee before the Plan Date shall have the right to elect, by completing and filing with the Company the Election Form on or before the Plan Date, to reduce his or her first and second Plan Year Gross Bonus Amount (and any Bonus Amount under the Incentive Cash Bonus Plan for the second Plan Year) and/or his or her first and second Plan Year Annual Salary Amount, in accordance with Section 4(b) below, in exchange for an option to acquire shares of the Company’s Common Stock under the terms and conditions of Section 4(c) below.

    (b)        Bonus and Salary Reduction. Each Participant approved by the Committee may elect to reduce his or her Gross Bonus Amount and/or Annual Salary Amount in accordance with the following:

    (1)        Bonus Reduction Amount. A Participant’s Gross Bonus Amount for both the first and second Plan Year (and any Bonus Amount under the Incentive Cash Bonus Plan for the second Plan Year) may be reduced by no amount or in any incremental amount of 25% (not in excess of 100%) of the Participant’s annual Target Bonus (a “Bonus Reduction Amount”). Any Bonus Reduction Amount shall be deducted from the Participant’s Gross Bonus Amount (or Bonus Amount under the Incentive Cash Bonus Plan for the second Plan Year) as provided in Section 5.

    (2)        Annual Salary Reduction Amount. A Participant approved by the Committee prior to the commencement of a Plan Year shall be permitted to elect to reduce his or her Annual Salary Amount for both the first and second Plan Year by no amount or in any incremental amount of $10,000, but not in excess of 50% of that Participant’s Annual Salary Amount (a “Salary Reduction Amount”). Any Salary Reduction Amount shall be deducted ratably from the Participant’s Annual Salary Amount for the first and second Plan Year, each.

(3) Total Reduction Amount. The sum of any Bonus Reduction Amount and any Salary Reduction Amount, multiplied by a factor of 2, shall be that Participant’s “Total Reduction Amount.”

    (c)        Option Grant. Effective on the Plan Date, the Company shall grant each Participant who has properly and timely delivered to the Company an Election Form, an option to acquire that number of shares of the Company’s Common Stock equal to 200% of his or her Total Reduction Amount divided by the Per Share Option Value; provided, however, if the total number of Options to be granted to Participants in any year exceeds that number of Options equal to the remaining options available under the Herman Miller Long Term Incentive Plan less 100,000 Options, then the total Options granted under this Section 4(c) shall be such number as leaves 100,000 Options available or issuance under the Herman Miller Long Term Incentive Plan and the number of Options issued to each participant shall be reduced by the same proportion. The grant date of each Option granted shall be as of the Plan Date and shall:

(1) Have a term of five years from the Grant Date, irrespective of the Participant’s termination of employment with the Company for any reason,

(2) Not be exercised until the first anniversary of the Grant Date,

(3) Be exercisable for 50% of the shares subject to the option following the first anniversary of the Grant Date and prior to the second anniversary of the Grant Date,

(4) Be exercisable in full following the second anniversary of the Grant Date,

(5) Have an exercise price equal to the fair market value of the Company’s Common Stock as of the Plan Date, as determined under the Company’s Long Term Incentive Plan,

(6) Be exercisable in whole or in part at any time after a Change in Control (defined in the Company’s Amended Key Executive Deferred Compensation Plan), and

(7) Be designated as a Nonqualified Stock Option (as defined in the Company’s Long-Term Incentive Plan).

(8) Include a reload feature.

    (d)        Elections by Future Participants. Any person offered employment by the Company after the Plan Date and selected to be a Participant in the Plan shall have the right to elect, by completing and delivering to the Company an Election Form on or before the date of commencement of employment, to reduce his or her Gross Bonus Amount, as provided in Section 4(b) in exchange for an option under Section 4(c); however, the Bonus Production Amount and the options to be granted shall be prorated based upon the period of time that the Participant participates in the Plan and the term of the Plan, and the Options will be grated as of the date employment commences.

Section 5. Payment of Bonus Payment Amount.

    (a)        Determination of Bonus Payment Amount. Following completion of each Plan Year and the determination of each Participant’s Gross Bonus Amount under Section 3, the Gross Bonus Amount less any Bonus Reduction Amount for that Plan Year (the “Bonus Payment Amount”) shall be paid to the Participant within 30 days after the determination of the Gross Bonus Amount.

    (b)        Payment Upon Death, Retirement or Disability. If a Participant’s employment by the Company is terminated due to death, Retirement or Disability, the Participant shall be credited as of the end of the Plan Year in which termination occurs (the “Termination Year”), with a Gross Bonus Amount determined in accordance with Section 3 of the Plan, multiplied by a fraction (the “Completion Multiple”), the numerator of which shall equal the total number of days during the Termination Year in which the Participant was employed by the Company, and the denominator of which shall be 365. That amount, less any Bonus Reduction Amount for that Plan Year, shall be paid to the Participant within 30 days after the determination of the Gross Bonus Amount.

    (c)        Termination of Employment for Reasons Other Than Death, Retirement or Disability. If a Participant’s employment by the Company is terminated for reasons other than death, Retirement or Disability prior to the end of a Plan Year, the Participant shall not be entitled to any Gross Bonus Amount with respect to the Termination Year.

    (d)        Leave of Absence. If during any Plan Year a Participant has an authorized leave of absence, the amount of his or her Gross Bonus Amount shall be determined in accordance with Section 3 of the Plan, multiplied by a fraction, the numerator of which shall equal the total number of days of the Plan Year a Participant was not on leave of absence, and the denominator of which shall equal 365. That amount, less any Bonus Reduction Amount for that Plan Year, shall be paid to the Participant within 30 days after the determination of the Gross Bonus Amount.

Section 6. Administration.

    (a)        The Committee. The Committee shall be responsible for administering the Plan.

    (b)        Powers. The Committee shall have full and exclusive discretionary power to interpret the Plan, and to determine (1) those employees of the Company and its Subsidiaries who are eligible to participate in the Plan, (2) each Participant’s Target Bonus Percentage, (3) the applicable Per Share Option Value, and (4) the EVA® Target and Sales Target and an Exhibit A and Exhibit B for each Plan Year, and may adopt such rules, regulations, and guidelines for administering the Plan as the Committee may deem necessary or proper. The Committee may employ attorneys, consultants, accountants, and other persons. The Board, Committee, the Company, and its officers shall be entitled to rely upon the advice or opinion of such persons.

    (c)        Binding Effect of Committee Actions. All actions taken and all interpretations and determinations made by the Committee in good faith shall be final and binding upon the Participants, the Company, and all other interested persons. No member of the Committee shall be personally liable for any action, determination, or interpretation made in good faith with respect to the Plan. All members of the Committee shall be fully protected and indemnified by the Company, to the fullest extent permitted by applicable law, in respect of any such action, determination, or interpretation.

Section 7. General Provisions.

    (a)        No Right to Employment. No Participant or other person shall have any claim or right to be retained in the employment of the Company or a Subsidiary by reason of the Plan.

    (b)        Plan Expenses. The expenses of the Plan and its administration shall be borne by the Company.

    (c)        Plan Not Funded. The Plan shall be unfunded. The Company shall not be required to establish any special or separate fund or to make any other segregation of assets to assure the payment of any Bonus Payment Amount under the Plan.

    (d)        Reports. The appropriate officers of the Company shall cause to be filed any reports, returns, or other information regarding the Plan, as may be required by any applicable statute, rule, or regulation.

    (e)        Governing Law. The validity, construction, and effect of the Plan, and any actions relating to the Plan, shall be determined in accordance with the laws of the state of Michigan and applicable federal law.

Section 8. Amendment and Termination of the Plan.

        The Board may, from time to time, amend the Plan in any respect, or may discontinue or terminate the Plan at any time, provided, however, that:

    (a)        No amendment, discontinuance or termination of the Plan shall alter or otherwise affect the amount of a bonus earned through the date of termination; and

    (b)        If the Plan is terminated prior to the end of a Plan Year, any Gross Bonus Amount for that Plan Year shall be determined and paid in accordance with Section 5(b) of the Plan. If the Plan is terminated following a Change in Control, Gross Bonus Amounts shall be determined in accordance with Section 5(b) of the Plan, except that the Completion Multiple shall be one (1) and the Gross Bonus Amount, less any Bonus Reduction Amount, shall be paid at the effective time of the Change in Control or thirty (30) days after the termination date of the Plan, whichever is later.

CERTIFICATION

        The foregoing Executive Incentive Plan was adopted by the Board of Directors on April 23, 2002.

HERMAN MILLER, INC. By /s/ James E. Christenson
James E. Christenson, Secretary

EXHIBIT A

EVA® TARGET ACHIEVEMENT — 2003

2003 EVA®Achieved (Pre Bonus) (in millions)	EVA® Target Achievement
($36) ($20) ($4) $12 $28 $59 $89 $120 $150	0 ..25 ..50 ..75 1.0 1.25 1.50 1.75 2.0

Achieved EVA® in between ranges shall result in an interpolated linearly between the limits of EVA® Target Achievement.

EXHIBIT B

SALES TARGET ACHIEVEMENT 2003

2003 Consolidated (Sales in Millions)	Sales Target Achievement
$1,338 $1,392 $1,446 $1,500 $1,554 $1,700 $1,850 $2,000 $2,150	0 ..25 ..50 ..75 1.0 1.25 1.50 1.75 2.0

Achieved EVA® in between ranges shall result in an interpolated linearly between the limits of EVA® Target Achievement.

Exhibit 10 (s)

HERMAN MILLER, INC.

LONG-TERM INCENTIVE PLAN

(As Amended Through September 30, 2002)

TABLE OF CONTENTS

HERMAN MILLER, INC.
LONG-TERM
INCENTIVE PLAN
(As Amended October 4, 2000
and as of September 30, 2002)

ARTICLE 1
ESTABLISHMENT AND PURPOSE OF THE PLAN

        1.1        Establishment of the Plan. Herman Miller, Inc., a Michigan corporation (the “Company”), hereby establishes an incentive compensation plan to be known as the “Herman Miller, Inc. Long-Term Incentive Plan” (the “Plan”), as set forth in this document. The Plan permits the granting of stock options, stock appreciation rights, restricted stock, and other stock-based awards to key employees of the Company and its subsidiaries. Upon approval by the Board of Directors of the Company, subject to ratification by the affirmative vote of holders of a majority of shares of the Company’s Common Stock present and entitled to vote at the 1994 Annual Meeting of Shareholders, the Plan shall become effective as of October 6, 1994 (the “Effective Date”).

        1.2        Purpose of the Plan. The purpose of the Plan is to promote the long-term success of the Company for the benefit of the Company’s shareholders, through stock-based compensation, by aligning the personal interests of the Company’s key employees with those of its shareholders. The Plan is also designed to allow key employees to participate in the Company’s future, as well as to enable the Company to attract, retain and award such employees.

        1.3        Term of Plan. The Plan shall continue until terminated by the Board of Directors (“Termination Date”). No Awards shall be granted pursuant to the Plan after the termination date, provided that Awards granted prior to the Termination Date may extend beyond that date, and Cash Payment Rights and Reload Options may be effected pursuant to the terms of Awards granted prior to the Termination Date.

ARTICLE 2
DEFINITIONS

        For purposes of this Plan, the following terms shall have the meanings set forth below:

        2.1        “Award” shall mean any award under this Plan of any Options, Stock Appreciation Rights, Restricted Stock, Performance Shares or Other Stock-Based Award.

        2.2        “Award Agreement” shall mean an agreement evidencing the grant of an Award under this Plan. Awards under the Plan shall be evidenced by Award Agreements that set forth the details, conditions and limitations for each Award, as established by the Committee and shall be subject to the terms and conditions of the Plan.

         2.3       "Award Date" shall mean the date that an Award is made, as specified in an Award Agreement.

         2.4       "Board" shall mean the Board of Directors of the Company.

         2.5       "Code" shall mean the Internal Revenue Code of 1986, as amended.

        2.6        “Committee” shall mean the Committee, as specified in Article 3, appointed by the Board to administer the Plan, no members of which shall be eligible to receive an Award pursuant to the Plan.

         2.7       "Common Stock" shall mean the Common Stock, $.20 par value per share, of the Company.

        2.8        “Disability” shall mean permanent and total disability as determined under the rules and guidelines established by the Committee for purposes of the Plan.

        2.9        “Fair Market Value” shall be the mean the closing sales price per share of the Common Stock for such date on the National Association of Securities Dealers Automated Quotation System or any successor system then in use (“NASDAQ”). If no sale of shares of Common Stock is reflected on the NASDAQ on a date, “Fair Market Value” shall be determined on the next preceding day on which there was a sale of shares of Common Stock reflected on NASDAQ.

        2.10        “Incentive Stock Option” or “ISO” shall mean an option to purchase shares of Common Stock granted under Article 6, which is designated as an Incentive Stock Option and is intended to meet the requirements of Section 422 of the Code.

        2.11        “Insider” shall mean an employee who is an officer (as defined in Rule 16a-1(f) of the Exchange Act) or director of the Company, or holder of more than ten percent (10%) of its outstanding shares of Common Stock.

        2.12        “Nonemployee Director” shall have the meaning set forth in Rule 16b-3(b)(3), as promulgated by the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”), or any successor definition adopted by the SEC.

        2.13        “Nonqualified Stock Option” or “NQSO” shall mean an option to purchase shares of Common Stock, granted under Article 6, which is not an Incentive Stock Option.

        2.14        "Option" means an Incentive Stock Option, a Nonqualified Stock Option, or a Reload Option.

        2.15        “Option Price” shall mean the price at which a share of Common Stock may be purchased by a Participant pursuant to an Option, as determined by the Committee.

        2.16        “Other Stock-Based Award” shall mean an Award under Article 10 of this Plan that is valued in whole or in part by reference to, or is payable in or otherwise based on, Common Stock.

        2.17        “Participant” shall mean an employee of the Company or a Subsidiary who holds an outstanding Award granted under the Plan.

        2.18        “Performance Shares” shall mean an Award granted under Article 9 of this Plan evidencing the right to receive Common Stock or cash of an equivalent value at the end of a specified performance period.

        2.19        “Permitted Transferee” means (i) the spouse, children or grandchildren of a Participant (each an “Immediate Family Member”), (ii) a trust or trusts for the exclusive benefit of the Participant and/or one or more Immediate Family Members, or (iii) a partnership or limited liability company whose only partners or members are the Participant and/or one or more Immediate Family Members.

         2.20       "Reload Option" shall mean an Option that is awarded under the conditions of Section 6.5 of the Plan.

        2.21        “Retirement” shall mean the termination of a Participant’s employment with the Company or a Subsidiary after the Participant attains normal retirement age as established by the Committee at the time an Award is made.

        2.22        “Restricted Stock” shall mean an Award granted to a Participant under Article 8 of this Plan.

        2.23        “Stock Appreciation Right” or “SAR” shall mean an Award granted to a Participant under Article 7 of this Plan.

        2.24        “Subsidiary” shall mean any corporation in which the Company owns directly, or indirectly through subsidiaries, at least fifty percent (50%) of the total combined voting power of all classes of stock, or any other entity (including, but not limited to, partnerships and joint ventures) in which the Company owns at least fifty percent (50%) of the combined equity thereof.

        2.25        “Termination of Employment” shall mean the termination of a Participant’s employment with the Company or a Subsidiary. A Participant employed by a Subsidiary shall also be deemed to incur a Termination of Employment if the Subsidiary ceases to be a Subsidiary and the Participant does not immediately thereafter become an employee of the Company or another Subsidiary.

ARTICLE 3
ADMINISTRATION

        3.1        The Committee. The Plan shall be administered by a Committee designated by the Board consisting of not less than three (3) directors who shall be appointed from time to time by the Board, each of whom shall qualify as a Nonemployee Director.

        3.2        Committee Authority. Subject to the Company’s Articles of Incorporation, Bylaws, and the provisions of this Plan, the Committee shall have full authority to grant Awards to key employees of the Company or a Subsidiary, provided that Awards covering more than fifteen percent (15%) of Plan Shares shall not be made to any one employee.

(a) To select the key employees of the Company or a Subsidiary to whom Awards may be granted under the Plan;

         (b)        To determine whether and to what extent Options, Stock Appreciation Rights, Restricted Stock, Performance Shares and Other Stock-Based Awards, or any combination thereof are to be granted under the Plan;

(c) To determine the number of shares of Common Stock to be covered by each Award;

         (d)        To determine the terms and conditions of any Award Agreement, including, but not limited to, the Option Price, any vesting restriction or limitation, any vesting schedule or acceleration thereof, or any forfeiture restrictions or waiver thereof, regarding any Award and the shares Common Stock relating thereto, based on such factors as the Committee shall determine in its sole discretion;

         (e)        To determine whether, to what extent and under what circumstances grants of Awards are to operate on a tandem basis and/or in conjunction with or apart from other cash compensation arrangement made by Company other than under the terms of this Plan;

(f) To determine under what circumstances an Award may be settled in cash, Common Stock, or a combination thereof; and

(g) To determine to what extent and under what circumstances shares of Common Stock and other amounts payable with respect to an Award shall be deferred.

        The Committee shall have the authority to adopt, alter and repeal such administrative rules, guidelines and practices governing the Plan as it shall, from time to time, deem advisable, to interpret the terms and provisions of the Plan and any Award issued under the Plan (including any Award Agreement) and to otherwise supervise the administration of the Plan. A majority of the Committee shall constitute a quorum, and the acts of a majority of a quorum at any meeting, or acts reduced to or approved in writing by a majority of the members of the Committee, shall be the valid acts of the Committee. The interpretation and construction by the Committee of any provisions of the Plan or any Award granted under the Plan shall be final and binding upon the Company, the Board and Participants, including their respective heirs, executors and assigns. No member of the Board or the Committee shall be liable for any action or determination made in good faith with respect to the Plan or an Award granted hereunder.

ARTICLE 4
COMMON STOCK SUBJECT TO THE PLAN

        Subject to adjustment as provided in Section 13.1, the maximum aggregate number of shares of Common Stock which may be issued under this Plan shall not exceed 12,000,000 shares, which may be either unauthorized and unissued Common Stock or issued Common Stock reacquired by the Company (“Plan Shares”). Determinations as to the number of Plan Shares that remain available for issuance under the Plan shall be made in accordance with such rules and procedures as the Committee shall determine from time to time. If an Award expires unexercised or is forfeited, cancelled, terminated or settled in cash in lieu of Common Stock, the shares of Common Stock that were theretofore subject (or potentially subject) to such Award may again be made subject to an Award Agreement; provided, however, that any such shares subject to a forfeited or cancelled Award shall not again be made subject to an Award Agreement to any Participant who received, directly or indirectly, any of the benefits of ownership of the securities underlying such Award, excluding the right to vote such shares. In addition, Shares from the following sources shall be added to the number of Plan Shares available for issuance under the Plan:

(1) Any Shares of the Company’s Common Stock surrendered in payment of the exercise price of Options or to pay the tax withholding obligations incurred upon the exercise of Options;

(2) Options withheld to pay the exercise price or tax withholding obligations; and

         (3)        The number of Shares repurchased by the Company in the open market or otherwise having an aggregate purchase price no greater than the cash proceeds received by the Company from the sale of shares of the Company’s stock under the Plan.

ARTICLE 5
ELIGIBILITY

        The persons who shall be eligible to receive Awards under the Plan shall be such key employees of the Company or a Subsidiary as the Committee shall select from time to time. In making such selections, the Committee shall consider the nature of the services rendered by such employees, their present and potential contribution to the Company’s success and the success of the particular Subsidiary or division of the Company by which they are employed, and such other factors as the Committee in its discretion shall deem relevant. Participants may hold more than one Award, but only on the terms and subject to the restrictions set forth in the Plan and their respective Award Agreements.

ARTICLE 6
STOCK OPTIONS

        6.1        Options. Options may be granted alone or in addition to other Awards granted under this Plan. Each Option granted under this Plan shall be either an Incentive Stock Option (ISO) or a Nonqualified Stock Option (NQSO).

        6.2        Grants. The Committee shall have the authority to grant to any Participant one or more Incentive Stock Options, Nonqualified Stock Options, or both types of Options. To the extent that any Option does not qualify as an Incentive Stock Option (whether because of its provisions or the time or manner of its exercise or otherwise), such Option or the portion thereof which does not qualify shall constitute a separate Nonqualified Stock Option.

        6.3        Incentive Stock Options. Anything in the Plan to the contrary notwithstanding, no term of this Plan relating to Incentive Stock Options shall be interpreted, amended or altered, nor shall any discretion or authority granted under the Plan be so exercised, so as to disqualify the Plan under Section 422 of the Code, or, without the consent of the Participants affected, to disqualify any Incentive Stock Option under such Section 422. An Incentive Stock Option shall not be granted to an individual who, on the date of grant, owns stock possessing more than ten percent (10%) of the total combined voting power of all classes of stock of the Company. The aggregate Fair Market Value, determined on the Award Date of the shares of Common Stock with respect to which one or more Incentive Stock Options (or other incentive stock options within the meaning of Section 422 of the Code, under all other option plans of the Company) granted on or after January 1, 1987, that are exercisable for the first time by a Participant during any calendar year shall not exceed the $100,000 limitation imposed by Section 422(d) of the Code.

        6.4        Terms of Options. Options granted under the Plan shall be evidenced by Award Agreements in such form as the Committee shall, from time to time approve, which Agreement shall comply with and be subject to the following terms and conditions:

         (a)        Participant’s Agreement. Each Participant shall agree to remain in the continuous employ of the Company for a period of at least twelve (12) months from the Award Date or until Retirement, if Retirement occurs prior to twelve (12) months from the date of the Option. Such Agreement shall not impose upon the Company any obligation to retain the Participant in its employ for any period.

         (b)        Option Price. The Option Price per share of Common Stock purchasable under an Option shall be determined by the Committee at the time of grant but shall be not less than one hundred percent (100%) of the Fair Market Value of the Common Stock at the Award Date.

(c) Option Term. The term of each Option shall be fixed by the Committee, but no Option shall be exercisable more than ten (10) years after the date the Option is granted.

         (d)        Exercisability. Except as provided in Section 13.2, no Option shall be exercisable in either in whole or in part prior to the first anniversary of the Award Date. Thereafter, an Option shall be exercisable at such time or times and subject to such terms and conditions as shall be determined by the Committee and set forth in the Award Agreement. If the Committee provides that any Option is exercisable only in installments, the Committee may at any time waive such installment exercise provisions, in whole or in part, based on such factors as the Committee may determine.

         (e)        Method of Exercise. Subject to whatever installment exercise and waiting period provisions apply under subsection (d) above, Options may be exercised in whole or in part at any time during the term of the Option, by giving written notice of exercise to the Company specifying the number of shares to be purchased. Such notice shall be accompanied by payment in full of the purchase price in such form as the Committee may accept. Notwithstanding the foregoing, an Option shall not be exercisable with respect to less than 100 shares of Common Stock unless the remaining shares covered by an Option are fewer than 100 shares. If and to the extent determined by the Committee in its sole discretion at or after grant, payment in full or in part may also be made in the form of Common Stock owned by the Participant (and for which the Participant has good title free and clear of any liens and encumbrances) or Restricted Stock, or by reduction in the number of shares issuable upon such exercise based, in each case, on the Fair Market Value of the Common Stock on the last trading date preceding payment as determined by the Committee (without regard to any forfeiture restrictions applicable to Restricted Stock). No shares of stock shall be issued until payment has been made. A Participant shall generally have the rights to dividends or other rights of a shareholder with respect to shares subject to the Option when the person exercising such option has given written notice of exercise, has paid for such shares as provided herein, and, if requested, has given the representation described in Section 14.1 of the Plan. Notwithstanding the foregoing, if payment in full or in part has been made in the form of Restricted Stock, an equivalent number of shares of Common Stock issued on exercise of the Option shall be subject to the same restrictions and conditions, and during the remainder of the Restriction Period [as defined in Section 8.3(a)], applicable to the shares of Restricted Stock surrendered therefor.

         (f)        Transferability of Options. No Option may be sold, transferred, pledged, assigned, or otherwise alienated or hypothecated, other than by will or by the laws of descent and distribution, provided, however, the Committee may, in its discretion, authorize all or a portion of a Nonqualified Stock Option to be granted to an optionee to be on terms which permit transfer by such optionee to a Permitted Transferee, provided that (i) there may be no consideration for any such transfer (other than the receipt of or interest in a family partnership or limited liability company), (ii) the stock option agreement pursuant to which such options are granted must be approved by the Committee, and must expressly provide for transferability in a manner consistent with this Section 6.4(f), and (iii) subsequent transfers of transferred options shall be prohibited except those in accordance with Section 6.4(i). Following transfer, any such options shall continue to be subject to the same terms and conditions as were applicable immediately prior to transfer. The events of termination of service of Sections 6.4(g), (h) and (i) hereof, and the tax withholding obligations of Section 13.3 shall continue to be applied with respect to the original optionee, following which the options shall be exercisable by the Permitted Transferee only to the extent, and for the periods specified in Sections 6(g), (h), and (i). The Company shall not be obligated to notify Permitted Transferee(s) of the expiration or termination of any option. Further, all Options shall be exercisable during the Participant’s lifetime only by such Participant and, in the case of a Nonqualified Stock Option, by a Permitted Transferee. The designation of a person entitled to exercise an Option after a person’s death will not be deemed a transfer.

         (g)        Termination of Employment for Reasons other than Retirement, Disability, or Death. Upon Termination of Employment for any reason other than Retirement or on account of Disability or death, each Option held by the Participant shall, to the extent rights to purchase shares under such Option have accrued at the date of such Termination of Employment and shall not have been fully exercised, be exercisable, in whole or in part, at any time (i) within a period of three (3) months following Termination of Employment, subject to prior expiration of the term of such Options, with respect to Options having a term, greater than five (5) years and (ii) specified by the committee up to the entire term of the Option for Options having a term of five (5) years or less, in each case subject to any other limitations on the exercise of such Options in effect at the date of exercise.

         (h)        Termination of Employment for Retirement or Disability. Upon Termination of Employment by reason of Retirement or Disability, each Option held by such Participant shall, to the extent rights to purchase shares under the Option have not been fully exercised, remain exercisable in whole or in part, for a period of five (5) years following such Termination of Employment, subject, however, to prior expiration according to its terms and other limitations imposed by the Plan. If the Participant dies after such Retirement or Disability, the Participant’s Options shall be exercisable in accordance with Section 6.4(i) below.

         (i)        Termination of Employment for Death. Upon Termination of Employment due to death, each Option held by such Participant or Permitted Transferee shall, to the extent rights to purchase shares under the Options have accrued at the date of death and shall not have been fully exercised, be exercisable, in whole or in part, by the personal representative of the estate of the Participant or Permitted Transferee or by any person or persons who shall have acquired the Option directly from the Participant or Permitted Transferee by bequest or inheritance only under the following circumstances and during the following periods: (i) if the Participant dies while employed by the Company or a Subsidiary, at any time within five (5) years after his death, or (ii) if the Participant dies during the extended exercise period following Termination of Employment specified in Section 6.4(h), at any time within the longer of such extended period or one (1) year after death, subject, however, in any case, to the prior expiration of the term of the Option and any other limitation on the exercise of such Option in effect at the date of exercise.

         (j)        Termination of Options. Any Option that is not exercised within whichever of the exercise periods specified in Sections 6.4(g), (h) or (i) is applicable shall terminate upon expiration of such exercise period.

         (k)        Purchase and Settlement Provisions. The Committee may at any time offer to purchase an Option previously granted, based on such terms and conditions as the Committee shall establish and communicate to the Participant at the time that such offer is made. In addition, if an Award Agreement so provides at the Award Date or is thereafter amended to so provide, the Committee may require that all or part of the shares of Common Stock to be issued with respect to the exercise of an Option, in an amount not greater than the Fair Market Value of the shares that is in excess of the aggregate Option Price, take the form of Performance Shares or Restricted Stock, which shall be valued on the date of exercise on the basis of the Fair Market Value of such Performance Shares or Restricted Stock determined without regard to the deferral limitations and/or forfeiture restrictions involved.

        6.5        Reload Options. Without in any way limiting the authority of the Committee to make grants hereunder, and in order to induce employees to retain ownership of shares of Common Stock, the Committee shall have the authority (but not an obligation) to include within any Award Agreement a provision entitling the Participant to a further Option (a “Reload Option”) in the event the Participant exercises the Option evidenced by the Award Agreement, in whole or in part, by surrendering shares of Common Stock previously owned by the Participant, in accordance with this Plan and the terms and conditions of the Award Agreement. A Reload Option shall entitle a Participant to purchase a number of shares of Common Stock equal to the number of such shares so delivered upon exercise of the original Option and, in the discretion of the Committee, the number of shares, if any, tendered to the Company to satisfy any withholding tax liability arising in connection with the exercise of the original Option. A Reload Option shall: (a) have an Option Price of not less than one hundred percent (100%) of the per share Fair Market Value of the Common Stock on the date of grant of such Reload Option; (b) have a term not longer than the remaining term of the original Option at the time of exercise thereof; (c) become exercisable in the event the shares acquired upon exercise of the original Option are held for a minimum period of time established by the Committee; and (d) be subject to such other terms and conditions as the Committee may determine.

ARTICLE 7
STOCK APPRECIATION RIGHTS

        7.1        Grant of SARs. The Committee may approve the grant of Stock Appreciation Rights (“SARs”) that are related to Options only. A SAR may be granted only at the time of grant of the related Option. A SAR will entitle the holder of the related Option, upon exercise of the SAR, to surrender such Option, or any portion thereof to the extent unexercised, with respect to the number of shares as to which such SAR is exercised, and to receive payment of an amount computed pursuant to Section 7.2. Such Option will, to the extent surrendered, then cease to be exercisable. Subject to Section 7.4, a SAR granted hereunder will be exercisable at such time or times, and only to the extent that a related Option is exercisable, and will not be transferable except to the extent that such related Option may be transferable.

        7.2        Payment of SAR Amount. Upon the exercise of a SAR, a Participant shall be entitled to receive payment from the Company in an amount determined by multiplying (i) the difference between the Fair Market Value of a share of Common Stock on the date of exercise over the Option Price, by (ii) the number of shares of Common Stock with respect to which the SAR is exercised. At the discretion of the Committee, the payment upon SAR exercise may be in cash, in shares of Common Stock of equivalent value, or in some combination thereof.

        7.3        Nontransferability. No SAR may be sold, transferred, pledged, assigned, or otherwise alienated or hypothecated, other than by will or by the laws of descent and distribution. Further, all SARs shall be exercisable, during the Participant’s lifetime, only by such Participant.

ARTICLE 8
RESTRICTED STOCK

        8.1        Awards of Restricted Stock. Shares of Restricted Stock may be issued either alone or in addition to other Awards granted under the Plan. The Committee shall determine the eligible persons to whom, and the time or times at which, grants of Restricted Stock will be made, the number of shares to be awarded, the price (if any) to be paid by the Participant, the time or times within which such Awards may be subject to forfeiture, the vesting schedule and rights to acceleration thereof, and all other terms and conditions of the Awards. The Committee may condition the grant of Restricted Stock upon the achievement of specific business objectives, measurements of individual or business unit or Company performances, or such other factors as the Committee may determine. The provisions of Restricted Stock awards need not be the same with respect to each Participant, and such Awards to individual Participants need not be the same in subsequent years.

        8.2        Awards and Certificates. A prospective Participant selected to receive a Restricted Stock shall not have any rights with respect to such Award, unless and until such Participant has executed an Award Agreement evidencing the Award and has delivered a fully executed copy thereof to the Company, and has otherwise complied with the applicable terms and conditions of such Award. Further, such Award shall be subject to the following conditions:

         (a)        Acceptance. Awards of Restricted Stock must be accepted within a period of 20 days (or such shorter period as the Committee may specify at grant) after the Award Date, by executing an Award Agreement and by paying whatever price (if any) the Committee has designated for such shares of Restricted Stock.

         (b)        Legend. Each Participant receiving a Restricted Stock Award shall be issued a stock certificate in respect of such shares of Restricted Stock. Such certificate shall be registered in the name of such Participant, and shall bear an appropriate legend referring to the terms, conditions, and restrictions applicable to such Award, substantially in the following form:

“The transferability of this certificate and the shares of stock represented hereby are subject to the terms and conditions (including forfeiture) of the Herman Miller, Inc. Long-Term Incentive Plan and related Award Agreement entered into between the registered owner and the Company, dated . Copies of such Plan and Agreement are on file in the offices of the Company, 855 East Main Avenue, Zeeland, Michigan 49464.”

         (c)        Custody. The Committee may require that the stock certificates evidencing such shares be held in custody by the Company until the restrictions thereon shall have lapsed, and that, as a condition of any award of Restricted Stock, the Participant shall have delivered a duly signed stock power, endorsed in blank, relating to the Common Stock covered by such Award.

         8.3       Restrictions and Conditions. The shares of Restricted Stock awarded pursuant to this Plan shall be subject to the following restrictions and conditions:

         (a)        Restriction Period. Subject to the provisions of this Plan and the Award Agreement, during a period set by the Committee commencing with the Award Date and expiring not less than four (4) consecutive years thereafter (the “Restriction Period”), the Participant shall not be permitted to sell, transfer, pledge, or assign shares of Restricted Stock awarded under this Plan. Subject to these limits, the Committee, in its sole discretion, may provide for the lapse of such restrictions in installments and may accelerate or waive such restrictions in whole or in part, based on service, performance and/or such other factors or criteria as the Committee may determine.

         (b)        Rights as Shareholder. Except as provided in this subsection (b) and subsection (a) above, the Participant shall have, with respect to the shares of Restricted Stock, all of the rights of a holder of shares of Common Stock of the Company including the right to receive any dividends. The Committee, in its sole discretion, as determined at the time of Award, may permit or require the payment of dividends to be deferred. If any dividends or other distributions are paid in shares of Common Stock, such shares shall be subject to the same restrictions on transferability and forfeitability as the shares of Restricted Stock with respect to which they were paid.

         (c)        Termination of Employment. Subject to the applicable provisions of the Award Agreement and this Article 8, upon Termination of Employment for any reason during the Restriction Period, all Restricted Shares still subject to restriction will vest or be forfeited in accordance with the terms and conditions established by the Committee as specified in the Award Agreement.

(d) Lapse of Restrictions. If and when the Restriction Period expires without a prior forfeiture of the Restricted Stock, the certificates for such shares shall be delivered to the Participant.

ARTICLE 9
PERFORMANCE SHARES

        9.1        Award of Performance Shares. Performance Shares may be awarded either alone or in addition to other Awards granted under this Plan. The Committee shall determine the eligible persons to whom and the time or times at which Performance Shares shall be awarded, the number of Performance Shares to be awarded to any person, the duration of the period (the “Performance Period”) during which, and the conditions under which, receipt of the Performance Shares will be deferred, and the other terms and conditions of the Award in addition to those set forth in Section 9.2, as specified in the Award Agreement. The Committee may condition the grant of Performance Shares upon the achievement of specific business objectives, measurements of individual or business unit or Company performance, or such other factors or criteria as the Committee shall determine. The provisions of the award of Performance Shares need not be the same with respect to each Participant, and such Awards to individual Participants need not be the same in subsequent years.

        9.2        Terms and Conditions. Performance Shares awarded pursuant to this Article 9 shall be subject to the following terms and conditions:

         (a)        Nontransferability. Subject to the provisions of this Plan and the related Award Agreement, Performance Shares may not be sold, assigned, transferred, pledged or otherwise encumbered during the Performance Period. At the expiration of the Performance Period, share certificates or cash of an equivalent value (as the Committee may determine in its sole discretion) shall be delivered to the Participant, or his legal representative, in a number equal to the shares covered by the Award Agreement.

         (b)        Dividends. Unless otherwise determined by the Committee at the time of Award, amounts equal to any cash dividends declared during the Performance Period with respect to the number of shares of Common Stock covered by a Performance Share Award will not be paid to the Participant.

         (c)        Termination of Employment. Subject to the provisions of the Award Agreement and this Article 9, upon Termination of Employment for any reason during the Performance Period for a given Award, the Performance Shares in question will vest or be forfeited in accordance with the terms and conditions established by the Committee at or after grant.

         (d)        Accelerated Vesting. Based on service, performance and/or such other factors or criteria as the Committee may determine and set forth in the Award Agreement, the Committee may, at or after grant, accelerate the vesting of all or any part of any award of Performance Shares and/or waive the deferral limitations for all or any part of such Award.

ARTICLE 10
OTHER STOCK-BASED AWARDS

        10.1        Other Awards. Other Awards of Common Stock and other Awards that are valued in whole or in part by reference to, or are payable in or otherwise based on, Common Stock (“Other Stock-Based Awards”), may be granted either alone or in addition to or in tandem with Options, SARs, Restricted Stock or Performance Shares. Subject to the provisions of this Plan, the Committee shall have authority to determine the persons to whom and the time or times at which such Awards shall be made, the number of shares of Common Stock to be awarded pursuant to such awards, and all other conditions of the Awards. The Committee may also provide for the grant of Common Stock under such Awards upon the completion of a specified performance period. The provisions of Other Stock-Based Awards need not be the same with respect to each Participant and such Awards to individual Participants need not be the same in subsequent years.

        10.2        Terms and Conditions. Other Stock-Based Awards made pursuant to this Article 10 shall be set forth in an Award Agreement and shall be subject to the following terms and conditions:

         (a)        Nontransferability. Subject to the provisions of this Plan and the Award Agreement, shares of Common Stock subject to Awards made under this Article 10 may not be sold, assigned, transferred, pledged, or otherwise encumbered prior to the date on which the shares are issued, or, if later, the date on which any applicable restriction, performance or deferral period lapses.

         (b)        Dividends. Unless otherwise determined by the Committee at the time of Award, subject to the provisions of this Plan and the Award Agreement, the recipient of an Award under this Article 10 shall be entitled to receive, currently or on a deferred stock basis, dividends or other distributions with respect to the number of shares of Common Stock covered by the Award.

         (c)        Vesting. Any Award under this Article 10 and any Common Stock covered by any such Award shall vest or be forfeited to the extent so provided in the Award Agreement, as determined by the Committee, in its sole discretion.

         (d)        Waiver of Limitation. In the event of the Participant’s Retirement, Disability or death, or in cases of special circumstances, the Committee may, in its sole discretion, waive in whole or in part any or all of the limitations imposed hereunder (if any) with respect to any or all of an Award under this Article 10.

(e) Price. Common Stock issued or sold under this Article 10 may be issued or sold for no cash consideration or such consideration as the Committee shall determine and specify in the Award Agreement.

ARTICLE 11
TERMINATION OR AMENDMENT OF THE PLAN

        The Board may at any time amend, discontinue or terminate this Plan or any part thereof (including any amendment deemed necessary to ensure that the Company may comply with any applicable regulatory requirement); provided, however, that, unless otherwise required by law, the rights of a Participant with respect to Awards granted prior to such amendment, discontinuance or termination, may not be impaired without the consent of such Participant and, provided further, without the approval of the Company’s shareholders, no amendment may be made which would (i) increase the aggregate number of shares of Common Stock that may be issued under this Plan (except by operation of Section 13.1); (ii) change the definition of employees eligible to receive Awards under this Plan; (iii) decrease the option price of any Option to less than one hundred percent (100%) of the Fair Market Value on the date of grant for an Option; (iv) extend the maximum option period under Section 6.4(c) of the Plan; or (v) otherwise materially increase the benefits accruing to Participants under the Plan. The Committee may amend the terms of any Award theretofore granted, prospectively or retroactively, but, subject to Section 13.2, no such amendment or other action by the Committee shall impair the rights of any Participant without the Participant’s consent. Awards may not be granted under the Plan after the Termination Date, but Awards granted prior to such date shall remain in effect or become exercisable pursuant to their respective terms and the terms of this Plan.

ARTICLE 12
UNFUNDED PLAN

        This Plan is intended to constitute an “unfunded” plan for incentive and deferred compensation. With respect to any payment not yet made to a Participant by the Company, nothing contained herein shall give any such Participant any rights that are greater than those of a general creditor of the Company.

ARTICLE 13
ADJUSTMENT PROVISIONS

        13.1        Antidilution. Subject to the provisions of this Article 13, if the outstanding shares of Common Stock are increased, decreased, or exchanged for a different number or kind of shares or other securities, or if additional shares or new or different shares or other securities are distributed with respect to such shares of Common Stock or other securities, through merger, consolidation, sale of all or substantially all of the assets of the Company, reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split or other distribution with respect to such shares of Common Stock or other securities, an appropriate and proportionate adjustment may be made in (i) the maximum number and kind of shares provided in Article 4 of the Plan, (ii) the number and kind of shares or other securities subject to the then outstanding Awards, and (iii) the price for each share or other unit of any other securities subject to the then outstanding Awards.

        13.2        Change in Control. Notwithstanding Section 13.1, upon dissolution or liquidation of the Company, or upon a reorganization, merger, or consolidation of the Company with one or more corporations as a result of which the Company is not the surviving corporation, or upon the sale of all or substantially all the assets of the Company, all Awards then outstanding under the Plan will be fully vested and exercisable and all restrictions will immediately cease, unless provisions are made in connection with such transaction for the continuance of the Plan and the assumption of or the substitution for such Awards of new Awards covering the stock of a successor employer corporation, or a parent or subsidiary thereof, with appropriate adjustments as to the number and kind of shares and prices.

        13.3        Adjustments by Committee. Any adjustments pursuant to this Article 13 will be made by the Committee, whose determination as to what adjustments will be made and the extent thereof will be final, binding, and conclusive. No fractional interest will be issued under the Plan on account of any such adjustments. Only cash payments will be made in lieu of fractional shares.

ARTICLE 14
GENERAL PROVISIONS

        14.1        Legend. The Committee may require each person purchasing shares pursuant to an Award under the Plan to represent to and agree with the Company in writing that the Participant is acquiring the shares without a view to distribution thereof. In addition to any legend required by this Plan, the certificates for such shares may include any legend which the Committee deems appropriate to reflect any restrictions on transfer.

        All certificates for shares of Common Stock delivered under the Plan shall be subject to such stock transfer orders and other restrictions as the Committee may deem advisable under the rules, regulations and other requirements of the Securities and Exchange Commission, any stock exchange upon which the Stock is then listed, any applicable Federal or state securities law, and any applicable corporate law, and the Committee may cause a legend or legends to be put on any such certificates to make appropriate reference to such restrictions.

        14.2        No Right to Employment. Neither this Plan nor the grant of any Award hereunder shall give any Participant or other employee any right with respect to continuance of employment by the Company or any Subsidiary, nor shall there be a limitation in any way on the right of the Company or any Subsidiary by which an employee is employed to terminate his or her employment at any time.

        14.3        Withholding of Taxes. The Company shall have the right to deduct from any payment to be made pursuant to this Plan, or to otherwise require, prior to the issuance or delivery of any shares of Common Stock or the payment of any cash hereunder, payment by the Participant of, any Federal, state or local taxes required by law to be withheld. Unless otherwise prohibited by the Committee, each Participant may satisfy any such withholding tax obligation by any of the following means or by a combination of such means: (a) tendering a cash payment; (b) authorizing the Company to withhold from the shares otherwise issuable to the Participant a number of shares having a Fair Market Value as of the “Tax Date”, less than or equal to the amount of the withholding tax obligation; or (c) delivering to the Company unencumbered shares owned by the Participant having a Fair Market Value, as of the Tax Date, less than or equal to the amount of the withholding tax obligation. The “Tax Date” shall be the date that the amount of tax to be withheld is determined.

        14.4        No Assignment of Benefits. No Option, Award or other benefit payable under this Plan shall, except as otherwise specifically transfer, provided by law, be subject in any manner to anticipation, alienation, attachment, sale, transfer, assignment, pledge, encumbrance or charge, and any attempt to anticipate, alienate, attach, sell, transfer, assign, pledge, encumber or charge, any such benefits shall be void, and any such benefit shall not in any manner be liable for or subject to the debts, contracts, liabilities, engagements or torts of any person who shall be entitled to such benefit, nor shall it be subject to attachment or legal process for or against such person.

        14.5        Governing Law. This Plan and actions taken in connection herewith shall be governed and construed in accordance with the laws and in the courts of the state of Michigan.

        14.6        Application of Funds. The proceeds received by the Company from the sale of shares of Common Stock pursuant to Awards granted under this Plan will be used for general corporate purposes.

        14.7       Rights as a Shareholder. Except as otherwise provided in an Award Agreement, a Participant shall have no rights as a shareholder of the Company until he or she becomes the holder of record of Common Stock.

Exhibit 10 (t)

HERMAN MILLER, INC.
EXECUTIVE
INCENTIVE PLAN

Section 1. Purposes of the Plan.

        The purpose of the Plan is to provide an interim means of providing incentive compensation to the Company’s key employees during the period the Company’s Incentive Cash Bonus Plan is discontinued and to assist the Company in retaining and motivating those employees, as well as attracting new key personnel.

Section 2. Definitions.

        “Annual Salary Amount” means with respect to a Participant, his or her annual base salary for a Plan Year, provided, however, that if a Participant is added to the Plan during a Plan Year the term Annual Salary Amount will mean only his or her annual base compensation earned after being added to the Plan.

        “Average Capital” means the Company’s Capital as of the beginning and end of each Plan Year divided by 2.

        “Board” means the Board of Directors of the Company.

        ” Bonus Amount” means the annual bonus amount for a Plan Year, as determined under Section 3 of the Plan.

        “Bonus Interval” means the amount of EVA® growth or diminution as a variance from Expected Improvement that would either (i) result in the doubling of the Target Bonus for performance above Expected Improvement; or (ii) result in the realization of no Target Bonus for performance below Expected Improvement.

        “Capital” means the total shareholders’ equity plus the Company’s total interest bearing-term debt as shown on the Company’s year-end consolidated balance sheets.

        “Capital Charge” means the Company’s Average Capital for the Plan Year multiplied by the Cost of Capital.

        “Committee” means the Executive Compensation Committee of the Board, or any successor Committee thereto.

        “Change in Control” means the first to occur of any one of the events described below:

a. Stock Acquisition. Any “person,” as such term is used in Section 13(d) and 14(d)(2) of the Securities Exchange Act of 1934, as amended (“Act”), other than the Company or a Subsidiary, or a trustee of any employee benefit plan sponsored solely by the Company or a Subsidiary is or becomes, other than by purchase from the Company, the “beneficial owner” (as such term is defined in Rule 13d-3 under the Act), directly or indirectly, of shares of Common Stock or other securities of the Company representing 20 percent or more of the combined voting power of the Company’s then-outstanding voting securities.

b. Change in Board. During any period of two (2) consecutive years, individuals who at the beginning of such period were members of the Board cease for any reason to constitute at least a majority of the Board, unless each new director was nominated or elected by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period.

        “Company” means Herman Miller, Inc., a Michigan corporation.

        “Cost of Capital” means the Company’s weighted cost of equity and cost of debt, expressed as a percentage, as determined by the Committee, which will be for the first Plan Year 10.40%.

        “Disability” means permanent and total disability as determined under the rules and guidelines established by the Committee for purposes of the Plan.

        “EVA®” means the net income of the Company as shown on its annual audited consolidated financial statements, (adjusted by adding back on an after-tax basis the annual interest expense, the Annual Incentive Cash Bonus and any restructuring charges shown on those financial statements) less the Capital Charge, as determined from time to time by the Compensation Committee of the Board.

        “Expected Improvement” means the targeted improvement in annual EVA growth for the Target Bonus Percentage to be earned in full.

        “Incentive Cash Bonus Plan” means the Herman Miller Inc. Incentive Cash Bonus Plan as amended from time to time.

        “Participant” means an employee of the Company or a Subsidiary determined by the Committee to be eligible to participate in the Plan for a Plan Year.

        “Plan” means the Herman Miller, Inc. Executive Incentive Plan.

        “Plan Date” means April 23, 2003.

        “Plan Year” means the fiscal year of the Company.

        “Retirement” means the termination of a Participant’s employment with the Company or a Subsidiary after a Participant attains normal retirement age as established by the Committee.

        “Subsidiary” means any corporation at least eighty percent 80 percent of the outstanding voting stock of which is owned by the Company.

        “Target Bonus” means the annual bonus a Participant would earn, if any, for a Plan Year, (whether under the Plan or the Incentive Cash Bonus Plan) determined by multiplying a Participant’s Annual Salary Amount for that Plan Year by the Participant’s Target Bonus Percentage for that Plan Year.

        “Target Bonus Percentage” means the percentage of a Participant’s Annual Salary Amount, as established or approved by the Committee, for purposes of determining a Participant’s Target Bonus.

Section 3. Determination of Bonus Amount.

a.	Determination of EVA and Actual Improvement.

1)	Beginning of Year Determinations. The following determinations shall be made:

(i)	Upon completion of the audited financial statements the Committee shall determine the Company’s EVA for the preceding fiscal year.

(ii)

Prior to the commencement of each Plan Year the Committee shall determine or approve Target Bonus Percentages for the Chief Executive Officer and the President and the Company’s Cost of Capital for the Plan Year.

(iii)

Prior to the commencement of each Plan Year the Committee shall establish the Expected Improvement and the Bonus Interval for each Plan Year, which standards may each be set by the Committee for one to three Plan Years. The Expected Improvement and Bonus Interval for the Plan Year ending June, 2004, are each $38 million.

2)	Year-End Determinations. As of the end of each Plan Year, the following determinations shall be made:

(i)	The Committee shall determine the Company’s EVA as of the end of the Plan Year and the resulting Actual Improvement.

(ii)	The Committee will determine the EVA Bonus Factor.

(iii)	The Committee shall approve and certify the determination of the EVA Bonus Factor for each Plan Year, consistent with the terms of the Plan.

b.	Determination of EVA Bonus Factor. The EVA Bonus Factor for each Plan Year shall be determined according to the following:

1)	The Actual Improvement in EVA (“Actual Improvement”) for a Plan Year shall be determined by subtracting the EVA for the immediately preceding Plan Year from the EVA for the Plan Year.

2)	The EVA Bonus Factor will be calculated by subtracting the Expected Interval from the Actual Improvement for the Plan Year divided by the Bonus Interval and adding one (1) to the resulting fraction.

3)	The EVA Bonus Factor for any Plan Year may not be less than zero or more than 2.

d.

Determination of Bonus Amount. The Bonus Amount for each Participant shall equal the Participant’s Target Bonus, multiplied by the EVA Bonus Factor, which shall be payable by the Company in accordance with Section 4 of this Plan

Section 4. Payment of Bonus Amount.

         (a)        Payment of Bonus Amount. Following completion of each Plan Year and the determination of each Participant’s Bonus Amount under Section 3, the Bonus Amount after any adjustment as provided in Section 4(b) shall be paid to the Participant within 30 days after the determination of the Bonus.

         (b)        Payment Upon Death, Retirement or Disability. If a Participant’s employment by the Company is terminated due to death, Retirement or Disability, the Participant shall be credited as of the end of the Plan Year in which termination occurs (the “Termination Year”), with a Gross Bonus Amount determined in accordance with Section 3 of the Plan, multiplied by a fraction (the “Completion Multiple”), the numerator of which shall equal the total number of days during the Termination Year in which the Participant was employed by the Company, and the denominator of which shall be 365. That amountshall be paid to the Participant within 30 days after the determination of the Gross Bonus Amount.

         (c)        Termination of Employment for Reasons Other Than Death, Retirement or Disability. If a Participant’s employment by the Company is terminated for reasons other than death, Retirement or Disability prior to the end of a Plan Year, the Participant shall not be entitled to any Bonus with respect to the Termination Year.

Section 5. Administration.

         (a)        The Committee. The Committee shall be responsible for administering the Plan.

         (b)        Powers. The Committee shall have full and exclusive discretionary power to interpret the Plan, and to determine (1) those employees of the Company and its Subsidiaries who are eligible to participate in the Plan, (2) each Participant’s Target Bonus Percentage, (3) the applicable Bonus Interval and Expected Improvement, and (4) the EVA® Actual Improvement for each Plan Year, and may adopt such rules, regulations, and guidelines for administering the Plan as the Committee may deem necessary or proper. The Committee may employ attorneys, consultants, accountants, and other persons. The Board, Committee, the Company, and its officers shall be entitled to rely upon the advice or opinion of such persons.

         (c)        Binding Effect of Committee Actions. All actions taken and all interpretations and determinations made by the Committee in good faith shall be final and binding upon the Participants, the Company, and all other interested persons. No member of the Committee shall be personally liable for any action, determination, or interpretation made in good faith with respect to the Plan. All members of the Committee shall be fully protected and indemnified by the Company, to the fullest extent permitted by applicable law, in respect of any such action, determination, or interpretation.

Section 6. General Provisions.

         (a)        No Right to Employment. No Participant or other person shall have any claim or right to be retained in the employment of the Company or a Subsidiary by reason of the Plan.

         (b)        Plan Expenses. The expenses of the Plan and its administration shall be borne by the Company.

         (c)        Plan Not Funded. The Plan shall be unfunded. The Company shall not be required to establish any special or separate fund or to make any other segregation of assets to assure the payment of any Bonus Payment Amount under the Plan.

         (d)        Reports. The appropriate officers of the Company shall cause to be filed any reports, returns, or other information regarding the Plan, as may be required by any applicable statute, rule, or regulation.

         (e)        Governing Law. The validity, construction, and effect of the Plan, and any actions relating to the Plan, shall be determined in accordance with the laws of the state of Michigan and applicable federal law.

Section 7. Amendment and Termination of the Plan.

        The Board may, from time to time, amend the Plan in any respect, or may discontinue or terminate the Plan at any time, provided, however, that:

         (a)        No amendment, discontinuance or termination of the Plan shall alter or otherwise affect the amount of a bonus earned through the date of termination; and

         (b)        If the Plan is terminated prior to the end of a Plan Year, any Gross Bonus Amount for that Plan Year shall be determined and paid in accordance with Section 4(b) of the Plan. If the Plan is terminated following a Change in Control, Gross Bonus Amounts shall be determined in accordance with Section 4(b) of the Plan, except that the Completion Multiple shall be one (1) and the Gross Bonus Amount, less any Bonus Reduction Amount, shall be paid at the effective time of the Change in Control or thirty (30) days after the termination date of the Plan, whichever is later.

CERTIFICATION

        The foregoing Executive Incentive Plan was adopted by the Board of Directors on April 22, 2003.

HERMAN MILLER, INC. By /s/ James E. Christenson James E. Christenson, Secretary

executive incentive plan (HMVAv2003)

Exhibit 10 (u)

AMENDED AND RESTATED
SWAP TRANSACTION CONFIRMATION

Date:	May 21, 2002
To:	Herman Miller, Inc. ("Counterparty")
Address:	375 W. 48th St.
Holland, MI49423-5341
USA
Fax:	616-654-7221
Attention:	Robert F. Dentzman Jr.
From:	Wachovia Bank, National Association ("Wachovia")
Ref. No	41173

Dear Robert F. Dentzman Jr.:

Reference is made to that certain Confirmation dated May 20, 2002 between the Counterparty and Wachovia regarding a Transaction with a Wachovia reference number of 41173, a Trade Date of May 17, 2002, an Effective Date of May 21, 2002 and a Termination Date of March 06, 2006 (“Prior Confirmation”). This Confirmation amends and restates the Prior Confirmation. Amended terms are highlighted below in bold.

This confirms the terms of the Transaction described below between Counterparty and Wachovia. The definitions and provisions contained in the 2000 ISDA Definitions, as published by the International Swaps and Derivatives Association, Inc., are incorporated into this Confirmation. In the event of any inconsistency between those definitions and provisions and this Confirmation, this Confirmation will govern. Fixed Amounts and Floating Amounts for each applicable Payment Date hereunder will be calculated in accordance with the ISDA Definitions, and if any Fixed Amount and Floating Amount are for the same Payment Date hereunder, then those amounts shall not be payable and instead the Fixed Rate Payer shall pay the positive difference, if any, between the Fixed Amount and the Floating Amount, and the Floating Rate Payer shall pay the positive difference, if any, between the Floating Amount and the Fixed Amount.

         1.     The terms of the particular Transaction to which the Confirmation relates are as follows:

Transaction Type:	Interest Rate Swap
Currency for Payments:	U.S. Dollars
Term:
Trade Date:	May 17, 2002
Effective Date:	May 21, 2002
Termination Date:	March 06, 2006

Fixed Amounts:
Fixed Rate Payer:	Wachovia
Notional Amount:	For a Calculation Period, the amount set forth opposite that Calculation Period on Attachment I hereto
Period End Dates:	Semi-annually on the 5th of each September and March commencing September 05, 2002, through and including the Termination Date; No Adjustment
Payment Dates:	Semi-annually on the 5th of each September and March commencing September 05, 2002, through and including the Termination Date
Business Day Convention:	Modified Following
Business Day:	New York, London
Fixed Rate:	6.37
Fixed Rate Day Count
Fraction:	30/360

Floating Amounts:

Floating Rate Payer:	Counterparty
Notional Amount:	For a Calculation Period, the amount set forth opposite that Calculation Period on Attachment II hereto
Period End Dates:	Quarterly on the 5th of each June, September, December, and March commencing June 05, 2002, through and including the Termination Date, subject to adjustment in accordance with the Modified Following Business Day Convention
Payment Dates:	Quarterly on the 5th of each June, September, December, and March commencing June 05, 2002, through and including the Termination Date
Business Day Convention:	Modified Following
Business Day:	New York, London
Floating Rate for initial
Calculation Period:	Determined two London Banking Days prior to the Effective Date.
Floating Rate Option:	USD-LIBOR-BBA
Designated Maturity:	3 Months
Spread:	Plus 2.37%
Floating Rate Day Count
Fraction:	Actual/360
Floating Rate determined:	Two London Banking Days prior to each Reset Date.
Reset Dates:	The first day of each Calculation Period.
Compounding:	Inapplicable
Rounding convention:	5 decimal places per the ISDA Definitions.
2.	The additional provisions of this Confirmation are as follows:

Calculation Agent:	Wachovia
Payment Instructions:
Wachovia Contacts:	Settlements and/or Rate Resets:
Tel: (800) 249-3865
Fax: (704) 383-9139

Documentation and/or Collateral:
Tel: (704) 715-1960
Fax: (704) 383-9139

Please quote transaction reference number
Payments to Counterparty:	Please provide written payment instructions.
Wachovia will make no payments until written payment instructions are received
Phone: 1-800-249-3865 Fax: 1-704-383-8429

Documentation

This Confirmation supplements, forms part of, and is subject to, the ISDA Master Agreement between Wachovia (formerly known as First Union National Bank) and Counterparty dated as of March 28, 2002, as amended and supplemented from time to time (the “Master Agreement”). All provisions contained or incorporated by reference in the Master Agreement will govern this Confirmation except as expressly modified herein.

Please confirm that the foregoing correctly sets forth the terms of our agreement by executing a copy of this Confirmation and returning it to us.

Very truly yours, Wachovia Bank, National Association

By: /s/ Harold E. Sprague, III Name: Harold E. Sprague, III Title: Associate

By: /s/ Thomas Watkins Name: Thomas Watkins Title: Assistant Vice President

Accepted and confirmed as of date first above written:
Herman Miller, Inc.

By: /s/ Robert F. Dentzman Jr. Name: Robert F. Dentzman Jr. Title: Treasurer

ATTACHMENT I
Amortization Schedule for 41173

Calculation Period			USD Notional Amount	USD Notional Reduction

(from and including, to but excluding)				(at end of period)
21 May 02	to	05 Sep 02	40,000,000.00	0.00
05 Sep 02	to	05 Mar 03	40,000,000.00	10,000,000.00
05 Mar 03	to	05 Sep 03	30,000,000.00	0.00
05 Sep 03	to	05 Mar 04	30,000,000.00	10,000,000.00
05 Mar 04	to	05 Sep 04	20,000,000.00	0.00
05 Sep 04	to	05 Mar 05	20,000,000.00	10,000,000.00
05 Mar 05	to	05 Sep 05	10,000,000.00	0.00
05 Sep 05	to	06 Mar 06	10,000,000.00	10,000,000.00

Dates subject to the Business Day convention set forth in the Confirmation.

ATTACHMENT II
Amortization Schedule for 41173

Calculation Period			USD Notional Amount	USD Notional Reduction

(from and including, to but excluding)				(at end of period)
21 May 02	to	05 Jun 02	40,000,000.00	0.00
05 Jun 02	to	05 Sep 02	40,000,000.00	0.00
05 Sep 02	to	05 Dec 02	40,000,000.00	0.00
05 Dec 02	to	05 Mar 03	40,000,000.00	10,000,000.00
05 Mar 03	to	05 Jun 03	30,000,000.00	0.00
05 Jun 03	to	05 Sep 03	30,000,000.00	0.00
05 Sep 03	to	05 Dec 03	30,000,000.00	0.00
05 Dec 03	to	05 Mar 04	30,000,000.00	10,000,000.00
05 Mar 04	to	07 Jun 04	20,000,000.00	0.00
07 Jun 04	to	07 Sep 04	20,000,000.00	0.00
07 Sep 04	to	06 Dec 04	20,000,000.00	0.00
06 Dec 04	to	07 Mar 05	20,000,000.00	10,000,000.00
07 Mar 05	to	06 Jun 05	10,000,000.00	0.00
06 Jun 05	to	06 Sep 05	10,000,000.00	0.00
06 Sep 05	to	05 Dec 05	10,000,000.00	0.00
05 Dec 05	to	06 Mar 06	10,000,000.00	10,000,000.00

Dates subject to the Business Day convention set forth in the Confirmation.

Exhibit 21

HERMAN MILLER, INC., SUBSIDIARIES

Subsidiaries

The Company's principal subsidiaries are as follows.

Name

Coro Acquisition Corporation-California
Geiger International, Inc.
Herman Miller (Australia) Pty., Ltd.
Herman Miller B.V. (Netherlands)
Herman Miller Canada, Inc.
Herman Miller Global Customer Solutions, Inc.
Herman Miller Italia S.p.A.
Herman Miller Japan, Ltd.
Herman Miller Limited
Herman Miller Mexico S.A. de C.V.
Integrated Metal Technologies, Inc.
Meridian Inc.
Milsure Insurance Limited
National Systems, Inc.
W.B. Wood N.Y., Inc.
Office Pavilion South Florida, Inc.
OP Corporate Furnishings, Inc.
OP Ventures, Inc.
OP Ventures of Texas, Inc.
Phoenix Designs, Inc.
Workstyles, Inc.	Ownership

100% Company
100% Company
100% Company
100% Company
100% Company
100% Company
100% Company
100% Company
100% Company
100% Company
100% Company
100% Company
100% Company
100% Company
100% Company
100% Company
100% Company
100% Company
100% Company
100% Company
100% Company	Jurisdiction
of Incorporation

California
Delaware
Australia
Netherlands
Canada
Michigan
Italy
Japan
England, U.K.
Mexico
Michigan
Michigan
Barbados
Georgia
New York
Florida
Texas
Colorado
Texas
Michigan
Ohio

Exhibit 23(a)

Consent of Independent Auditors

We consent to the incorporation by reference in the Registration Statements (Form S-8 nos. 33-5810, 33-43234, 33-45812, 2-84202, 33-04369, 333-04367, 333-04365) of Herman Miller, Inc. and subsidiaries of our report dated June 23, 2003 (except for the Subsequent Event footnote as to which the date is July 30, 2003), with respect to the consolidated financial statements and schedule of Herman Miller, Inc. and subsidiaries included in the Annual Report (Form 10-K) for the year ended May 31, 2003.

/s/ Ernst & Young LLP
Grand Rapids, Michigan
August 25, 2003

Exhibit 23(b)

Information Concerning Consent of Arthur Andersen LLP

We have not been able to obtain, after reasonable efforts, the re-issued report or consent of Arthur Andersen LLP related to the 2001 financial statements included in this report on Form 10-K. Therefore, we have included a copy of their previously issued report. Additionally, certain 2001 amounts have been reclassified to conform to the 2003 presentation. Such reclassifications have not been reviewed or evaluated by the predecessor auditor, Arthur Andersen LLP.

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

Exhibit 31(a)

CERTIFICATE OF THE CHIEF EXECUTIVE OFFICER
OF HERMAN MILLER, INC. (THE "COMPANY")

I, Michael A. Volkema, certify that:

1.	I have reviewed this annual report on Form 10-K of Herman Miller, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: August 25, 2003	/s/ Michael A. Volkema Chief Executive Officer

Exhibit 31(b)

CERTIFICATE OF THE CHIEF FINANCIAL OFFICER
OF HERMAN MILLER, INC. (THE "COMPANY")

I, Elizabeth A. Nickels, certify that:

1.	I have reviewed this annual report on Form 10-K of Herman Miller, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: August 25, 2003	/s/ Elizabeth A. Nickels Chief Financial Officer

Exhibit 32(a)

CERTIFICATE OF THE CHIEF EXECUTIVE OFFICER
OF HERMAN MILLER, INC. (THE "COMPANY")

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

        I, Michael A. Volkema, Chief Executive Officer of the Company, certify to the best of my knowledge and belief pursuant to Section 906 of Sarbanes-Oxley Act of 2002 that:

        (1)         The Annual Report on Form 10-K for the period ended May 31, 2003, which this statement accompanies, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2)         The information contained in the Annual Report on Form 10-K fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: August 25, 2003	/s/ Michael A. Volkema Chief Executive Officer

The signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Herman Miller, Inc. and will be retained by Herman Miller, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32(b)

CERTIFICATE OF THE CHIEF FINANCIAL OFFICER
OF HERMAN MILLER, INC. (THE "COMPANY")

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

        I, Elizabeth A. Nickels, Chief Financial Officer of the Company, certify to the best of my knowledge and belief pursuant to Section 906 of Sarbanes-Oxley Act of 2002 that:

        (1)         The Annual Report on Form 10-K for the period ended May 31, 2003, which this statement accompanies, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2)         The information contained in the Annual Report on Form 10-K fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: August 25, 2003	/s/ Elizabeth A. Nickels Chief Financial Officer

The signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Herman Miller, Inc. and will be retained by Herman Miller, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.