Form 10-Q
period 2003-08-30
MILLER HERMAN INC
filed 2003-10-14
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended August 30, 2003	Commission File No. 001-15141

HERMAN MILLER, INC.

A Michigan Corporation 855 East Main Avenue, Zeeland, MI 49464-0302 Herman Miller, Inc.	ID No. 38-0837640 Phone (616) 654 3000

(1)	has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
Yes X No

(2)	has been subject to such filing requirements for the past 90 days.

Yes X No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes X No

Common Stock Outstanding at October 6, 2003 – 72,913,734 shares.

HERMAN MILLER, INC. FORM 10-Q
FOR THE QUARTER ENDED AUGUST 30, 2003
INDEX

Page No.
Part I – Financial Information
Item 1	Condensed Consolidated Balance Sheets - August 30, 2003, and May 31, 2003	3
	Condensed Consolidated Statements of Operations - Three Months Ended August 30, 2003, and August 31, 2002	4
	Condensed Consolidated Statements of Cash Flows - Three Months ended August 30, 2003, and August 31, 2002	5
	Notes to Condensed Consolidated Financial Statements	6-14
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-21
Item 3	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4	Controls and Procedures	22
Part II - Other Information
Item 1	Legal Proceedings	23
Item 2	Changes in Securities and Use of Proceeds - None
Item 3	Defaults Upon Senior Securities - None
Item 4	Submission of Matters to a Vote of Security Holders - None
Item 5	Other Items	23
Item 6	Exhibits and Reports on Form 8-K	23
Signatures		24
Certifications		25-28

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	August 30, 2003 (Unaudited)	May 31, 2003 (Audited)		August 30, 2003 (Unaudited)	May 31, 2003 (Audited)
ASSETS			LIABILITIES &SHAREHOLDERS' EQUITY
Current Assets:			Current Liabilities:
Cash and cash equivalents	$207.1	$185.5	Unfunded checks	$10.2	$12.1
Short-term investments	11.1	11.5	Current portion of long-term debt	13.0	13.6
Accounts receivable, net	122.4	125.6	Accounts payable	70.8	73.9
Inventories -			Accrued liabilities	154.7	137.6

Finished goods	16.1	13.5	Total current liabilities	248.7	237.2
Work in process	10.6	6.7
Raw materials	11.7	11.2

Total inventories	38.4	31.4	Long-term Liabilities:
Assets held for sale	5.2	--	Long-term Debt, less current portion	207.8	209.4
Prepaid expenses and other	57.3	59.5	Pension Benefits	84.5	84.5
			Other Liabilities	46.1	45.4
Total current assets	441.5	413.5

Property and Equipment, at cost	694.3	697.0
Less - accumulated depreciation	464.0	451.3
			Shareholders' Equity:
Net property and equipment	230.3	245.7	Common stock $.20 par value	14.6	14.6
			Retained earnings	254.0	250.5
Other Assets:			Accumulated other comprehensive loss	(65.5)	(62.6)
Notes receivable, net	4.6	4.6	Key executive stock programs	(11.2)	(11.5)
Goodwill	39.1	39.1
Intangible assets, net	5.8	6.3	Total Shareholders' Equity	191.9	191.0
Other noncurrent assets	57.7	58.3

			Total Liabilities and
Total Assets	$779.0	$767.5	Shareholders' Equity	$779.0	$767.5

See accompanying notes to condensed consolidated financial statements

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Millions, Except Per Share Data)
(Unaudited)

		Three Months Ended
	August 30,	August 31,
	2003	2002
Net Sales	$ 324.5	$ 346.9
Cost of Sales	222.9	237.7

Gross Margin	101.6	109.2
Operating Expenses	85.6	90.6
Restructuring Expenses	3.8	0.3

Operating Earnings	12.2	18.3
Other Expenses (Income):
Interest Expense	3.8	4.6
Other Income, Net	(1.3)	(1.1)

Earnings Before Income Taxes	9.7	14.8
Income Tax Expense	3.5	5.0

Net Earnings	$ 6.2	$ 9.8

Earnings Per Share - Basic	$ .08	$ .13

Earnings Per Share - Diluted	$ .08	$ .13

Dividends Per Share	$.03625	$.03625

See accompanying notes to condensed consolidated financial statements.

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS
(Dollars in Millions)
(Unaudited)

		Three Months Ended
	August 30,	August 31,
	2003	2002
Cash Flows from Operating Activities:
Net earnings	$ 6.2	$ 9.8
Depreciation and amortization	15.4	19.1
Restructuring charges / (credits)	1.5	(7.6)
Changes in current assets and liabilities	10.5	49.5
Other, net	2.1	4.0

Net Cash Provided by Operating Activities	35.7	74.8

Cash Flows from Investing Activities:
Notes receivable issued, net	(1.8)	(1.8)
Short-term investment purchases	(3.4)	--
Short-term investment sales	3.5	0.2
Capital expenditures	(5.5)	(5.6)
Proceeds from sale of fixed assets	0.1	2.8
Net cash paid for acquisitions	(0.2)	--
Other, net	0.2	2.0

Net Cash Used for Investing Activities	(7.1)	(2.4)

Cash Flows from Financing Activities:
Net short-term debt repayments	--	(0.6)
Net long-term debt repayments	(1.8)	--
Dividends paid	(2.6)	(2.8)
Common stock issued	2.0	0.9
Common stock repurchased and retired	(2.3)	(5.2)

Net Cash Used for Financing Activities	(4.7)	(7.7)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2.3)	1.1

Net Increase in Cash and Cash Equivalents	21.6	65.8

Cash and Cash Equivalents, Beginning of Period	$ 185.5	$ 124.0

Cash and Cash Equivalents, End of Period	$ 207.1	$ 189.8

See accompanying notes to condensed consolidated financial statements.

HERMAN MILLER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION
The condensed consolidated financial statements have been prepared by Herman Miller, Inc. (“the company”), without audit, in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Management believes that the disclosures made in this document are adequate so as not to make the information presented misleading. Operating results for the three-month period ended August 30, 2003, are not necessarily indicative of the results that may be expected for the year ending May 29, 2004. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company’s Form 10-K for the year ended May 31, 2003.

Certain prior year information has been reclassified to conform to the current year presentation.

FISCAL YEAR
The company’s fiscal year ends on the Saturday closest to May 31. Fiscal 2004, the year ending May 29, 2004, will contain 52 weeks as did fiscal 2003, the year ended May 31, 2003. Both of the three-month periods ended August 30, 2003, and August 31, 2002, contained 13 weeks.

COMPREHENSIVE INCOME/(LOSS)
Comprehensive income/(loss) consists of net earnings, foreign currency translation adjustments, minimum pension liability, and unrealized holding gains or losses on “available-for-sale” securities. Comprehensive income was approximately $3.3 million and $11.7 million for the three months ended August 30, 2003, and August 31, 2002, respectively.

EARNINGS PER SHARE
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS).

		Three Months Ended
	August 30,	August 31,
	2003	2002

Numerators:
Numerator for both basic and diluted EPS, net earnings (In Millions)	$ 6.2	$ 9.8

Denominators:
Denominator for basic EPS, weighted-average common shares
Outstanding	72,869,965	76,064,184

Potentially dilutive shares resulting from stock option plans	301,608	355,361

Denominator for diluted EPS	73,171,573	76,419,545

Certain exercisable stock options were not included in the computation of diluted EPS at August 30, 2003 and August 31, 2002, because the option prices were greater than the average market prices for the period. The number of stock options outstanding, which meet this criterion, and the range of exercise prices were 6,463,738 at $21.02 – $32.50 for the three-month period ended August 30, 2003, and 7,250,931 at $19.88 – $32.50 for the three-month period ended August 31, 2002.

ACQUISITION
During the quarter ended August 30, 2003, the company acquired, for $0.2 million, an additional ownership interest in OP Spectrum LLP, a contract furniture dealership based in Philadelphia, Pennsylvania. As a result of this transaction, which increased the company’s ownership interest to 90 percent, the dealership’s balance sheet and August results of operations were consolidated in the company’s first quarter financial statements. Prior to the transaction, the company’s investment in this dealership was accounted for under the equity method, with resulting gains or losses reported as a component of other income/expense. The impact of this transaction was not material to the company’s first quarter condensed consolidated financial statements.

STOCK-BASED COMPENSATION
The company accounts for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Under this method, which continues to be acceptable under Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement No. 123,” (SFAS 148) no compensation expense is recognized when stock options are granted to employees and directors at fair market value as of the grant date.

The following table illustrates the effect on net earnings and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) to stock-based employee compensation during the periods indicated.
(In Millions, Except Per Share Data)

Three-Months Ended
	August 30,	August 31,
	2003	2002
Net earnings, as reported	$ 6.2	$ 9.8
Less: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	(2.6)	(2.8)

Pro forma net earnings	$ 3.6	$ 7.0

Total stock-based employee compensation
expense included in net earnings, as
reported, net of related tax effects	$ 0.2	$ 0.2

Earnings per share:
Basic, as reported	$ 0.08	$ 0.13
Basic, pro forma	$ 0.05	$ 0.09
Diluted, as reported	$ 0.08	$ 0.13
Diluted, pro forma	$ 0.05	$ 0.09

RESTRUCTURING CHARGES
The following is a summary of the restructuring activities for the quarter ended August 30, 2003. It should be read in conjunction with the company’s Form 10-K for the year ended May 31, 2003, which provides a description of the specific actions taken during fiscal 2002 and 2003. For purposes of this discussion, the restructuring actions taken during fiscal 2002 and 2003, as well as those announced in the first three-months of fiscal 2004, are referred to collectively as the “Plan.”

The following table presents the pretax restructuring charges / (credits), by category, recorded pursuant to the Plan.

(In Millions)

		Three-Months Ended
	August 30,	August 31,
	2003	2002
Severance & Outplacement	$3.2	--
Asset Impairements	--	$(1.7)
Lease & Supplier Contract Terminations	(0.1)	0.5
Facility Exist Costs & Other	0.7	1.5

Total	$ 3.8	$ 0.3

During the first quarter of fiscal 2004, the company amended the Plan to include the closure and relocation of the Canton, Georgia manufacturing operations. These operations will be consolidated into existing available space located in Spring Lake, Michigan. This process is expected to be complete during the second half of fiscal 2004.

The majority of the restructuring charges recognized in the quarter ended August 30, 2003 related to the Canton consolidation. Expenses related to this action included severance and outplacement benefits of $3.2 million and facility exit costs totaling $0.2 million. In addition, the consolidation of the Holland, Michigan Formcoat operation resulted in additional facility exit costs totaling $0.5 million. The remaining credit of $0.1 million consisted of adjustments to the expected sublease timing of previously exited leased facilities.

Restructuring charges for the quarter ended August 31, 2002 included the reversal of asset impairments previously recorded in connection with the Plan. This reversal totaled $1.3 million and was associated with the re-deployment of plant and equipment at the company’s Geiger operation. The remaining credit of $0.4 million related to proceeds received in excess of the carrying value from the sale of the West Michigan Powder Coat Technology (PCT) painting facility. Other charges for the quarter included additional lease termination and facility exit costs resulting from revisions to expected sublease timing on certain facilities exited during fiscal 2002.

Approximately 2,100 employees, across a wide range of job classifications, have been terminated as a result of the Plan. This includes approximately 300 employees from the company’s international operations.

Asset impairment charges recorded in connection with the Plan have been accounted for in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” or SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, as applicable. These impairments consisted of long-lived assets, including real estate, fixed assets and manufacturing equipment from the operations the company intends to transfer or discontinue. The assets were written-down to the lower of their carrying amounts or estimated fair values, less the disposition costs. Fair value estimates were determined by the company’s management, with the assistance of independent appraisers, and were based on estimated proceeds from sale. These asset impairments resulted as a consequence of the Plan.

Certain assets for which impairment charges were recognized as a result of the Plan have been written-down to their estimated fair values in anticipation of future sales. These assets, and their adjusted carrying values at August 30, 2003, include the Holland, Michigan Chair Plant ($5.2 million) and the Canton, Georgia facility ($8.2 million).

During the quarter ended August 30, 2003, the company entered into a sales agreement for the Chair Plant assets. This sale is expected to close during the second quarter of fiscal 2004 and the company has received a non-refundable deposit from the buyer. Accordingly, the company has reclassified the carrying value of these assets under the caption “Assets held for sale” as a component of current assets on the August 30, 2003 condensed consolidated balance sheet. The carrying values of the Canton assets remain classified as long-term under the caption “Net property and equipment” as of the end of the quarter.

Restructuring charges recognized pursuant to the Plan include certain estimated qualifying exit costs. Those costs, related to actions announced during and subsequent to fiscal 2003, were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146).

The following is a summary of the restructuring accrual activity since the beginning of the Plan.
(In Millions)

	Severance & Outplacment Costs	Lease & Supplier Contract Terminations	Facility Exit Costs & Other	Total

Accrual Balance, June 2, 2001	$ --	$ --	$ --	$ --
Restructuring Charges	30.5	6.1	8.9	45.5
Cash Payments	(24.5)	(2.6)	(4.2)	(31.3)

Accrual Balance, June 1, 2002	$ 6.0	$ 3.5	$ 4.7	$ 14.2
Restructuring Charges	4.0	0.3	1.1	5.4
Cash Payments	(8.1)	(2.5)	(3.8)	(14.4)

Accrual Balance, May 31, 2003	$ 1.9	$ 1.3	$ 2.0	$ 5.2
Restructuring Charges	3.2	(0.1)	0.7	3.8
Cash Payments	(1.3)	(0.2)	(0.8)	(2.3)

Accrual Balance, August 30, 2003	$ 3.8	$ 1.0	$ 1.9	$ 6.7

Costs associated with the movement of inventory and equipment, as well as employee relocation and training related to the consolidation of production processes, are recognized as incurred and are not included in the ending restructuring accrual at August 30, 2003.

SUPPLEMENTAL CASH FLOW INFORMATION
Cash equivalents are purchased as part of the company’s cash management function and consist primarily of money market and time deposit investments, which are of high credit quality. All cash equivalents are considered “available-for-sale.” As of August 30, 2003, and May 31, 2003, the costs of these securities approximated their respective market values.

Cash payments/(refunds) for income taxes and interest were as follows.
(In Millions)

		Three Months Ended
	August 30,	August 31,
	2003	2002
Income taxes refunded, net	$(0.1)	$(24.7)
Interest paid	$ 0.3	$ 0.1

SHORT-TERM INVESTMENTS
The company maintains a portfolio of short-term investments comprised of investment grade fixed-income securities. These investments are held by the company’s wholly-owned insurance captive and are considered “available-for-sale” as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, they have been recorded at fair market value based on quoted market prices, with the resulting net unrealized holding gains reflected as a component of comprehensive income/(loss). Net investment income recognized in the condensed consolidated statements of operations resulting from these investments totaled $0.1 million for each of the quarters ended August 30, 2003, and August 31, 2002.

The following is a summary of the carrying and market values of the company’s short-term investments as of August 30, 2003, and May 31, 2003.

(In Millions)

	August 30, 2003		May 31, 2003
	Cost	Market Value	Cost	Market Value
Government & government agency issued debt securities [1]	$ 8.0	$ 8.3	$ 8.1	$ 9.0
Corporate bonds	2.4	2.8	2.4	2.5

	$ 10.4	$ 11.1	$ 10.5	$ 11.5

1Include securities issued by both U.S. and foreign governments and government agencies. Some of these securities are development bonds issued by groups of member countries. All are U.S. dollar-denominated and are rated AA or above by Moody’s.

OPERATING SEGMENTS
In accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” management evaluates the company as one operating segment in the office furniture industry. The company is engaged worldwide in the design, manufacture, and sale of office furniture systems, products, and related services through its wholly owned subsidiaries. Throughout the world the product offerings, the production processes, the methods of distribution, and the customers serviced are consistent. The product lines consist primarily of office furniture systems, seating, storage solutions, freestanding furniture, and casegoods. The accounting policies of the operating segment are the same as those described in the summary of significant accounting and reporting policies in the company’s 10-K report for the year ended May 31, 2003.

NEW ACCOUNTING STANDARDS
In May 2003, the Emerging Issues Task Force issued its consensus on Issue No. 03-04, “Determining the Classification and Benefit Attribution Method for a ‘Cash Balance’ Pension Plan” (EITF 03-04). In this consensus, the Task Force concluded that the actuarially determined pension expense for cash balance plans that have fixed-interest credit rates and are not pay-related, be attributed using the traditional unit credit method of accounting. The company adopted the provisions of EITF 03-04 effective at the beginning of the first quarter of fiscal 2004, as its plan is not pay-related. The adoption of EITF 03-04 did not have a material impact on the company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS 150). SFAS 150 modifies the traditional definition of “liabilities” to encompass certain obligations that must be settled through the issuance of equity shares. These obligations are considered liabilities as opposed to equity or mezzanine financing under the provisions of SFAS 150. In addition, SFAS 150 increases the required disclosures of alternate settlement methods related to these obligations. This new standard is effective immediately for financial instruments entered into or modified after May 31, 2003, and for all other financial instruments beginning in the second quarter of fiscal 2004. This statement will not have a material impact on the company’s consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). This new rule requires that companies consolidate a variable interest entity if the company is subject to a majority of the risk of loss from the variable interest entity’s activities, or is entitled to receive a majority of the entity’s residual returns or both. The provisions of FIN 46 apply currently to variable interest entities created after January 31, 2003, and for the first fiscal year or interim period ending after December 15, 2003 for variable interest entities in which an enterprise holds a variable interest that is acquired on or before January 31, 2003. The company is required to adopt the provisions of FIN 46 in the third quarter of fiscal 2004, and is currently evaluating the expected impact on its consolidated financial statements, primarily as it relates to independent dealer lending activities.

OTHER INTANGIBLE ASSETS
Intangible assets are comprised of patents and trademarks and had a combined gross carrying value and accumulated amortization of $10.6 million and $4.8 million, respectively, as of August 30, 2003. As of May 31, 2003, these amounts totaled $10.6 million and $4.3 million, respectively. The company amortizes its intangible assets over periods ranging from 5 to 17 years.

Amortization expense related to intangible assets totaled $0.5 million for each of the three-month periods ended August 30, 2003 and August 31, 2002.

Estimated amortization expense for intangible assets as of August 30, 2003, for each of the succeeding fiscal years is as follows.
(In Millions)

Remaining 2004	$0.8
2005	$0.9
2006	$0.8
2007	$0.8
2008	$0.8

INTEREST RATE SWAP
In May 2002, the company entered into a fixed-to-floating interest rate swap agreement effectively converting $40 million of fixed-rate private placement debt to a floating-rate basis. As of August 30, 2003, the floating interest rate, which is based on the 90-day LIBOR, was approximately 3.52 percent. This fair-value hedge is considered “highly effective” and qualifies for hedge-accounting treatment as well as the “short-cut” method under the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Under this accounting treatment, the change in the fair value of the interest rate swap is equal to the change in value of the related hedged debt and, as a result, there is no net effect on earnings. This agreement, which expires on March 6, 2006, requires the company to pay floating-rate interest payments on a quarterly basis in return for receiving semi-annual fixed-rate interest payments that coincide with the semi-annual payments to the private placement holders at the same rate. The counterparty to this swap instrument is a large major financial institution which the company believes is of high-quality creditworthiness. While the company may be exposed to potential losses due to the credit risk of non-performance by this counterparty, such losses are not anticipated. The fair value of this swap instrument as of August 30, 2003, was approximately $0.8 million. This amount is recorded in the August 30, 2003 condensed consolidated balance sheet as an addition to long-term debt and an offsetting addition to other noncurrent assets.

GUARANTEES, INDEMNIFICATIONS, AND CONTINGENCIES
Product Warranties
The company provides warranty coverage to the end-user for parts & labor on products sold. The standard length of warranty is 12 years; however, this can vary depending on the product classification. The company does not sell or otherwise issue warranties or warranty extensions as stand-alone products. Reserves have been established for the various costs associated with the company’s warranty program. General warranty reserves are based on historical claims experience and other currently available information and are periodically adjusted for business levels and other factors. Specific reserves are established once an issue is identified with the amounts for such reserves based on the estimated cost to correct the problem.

Warranty matters identified, settlements made, and adjustments to the accrued warranty reserve for the quarter ended August 30, 2003 were as follows.
(In Millions)

Accrual Balance - May 31, 2003	$17.8
Warranty matters identified during the period	2.7
Costs to correct during the period	(2.8)
Adjustments to accrual (1)	(0.6)

Accrual Balance - August 30, 2003	$17.1

(1) Adjustments are primarily the result of revisions to the estimated remaining population of certain products that may require corrective costs.

Other Guarantees
During fiscal 2003, the company entered into an agreement to guarantee the debt of an independent contract furniture dealership. The maximum financial exposure assumed by the company as a result of this arrangement totaled $0.7 million as of August 30, 2003. In accordance with the provisions of FIN 45, the company recorded the estimated fair value of this guarantee during the third quarter of fiscal 2003. As of August 30, 2003, the estimated fair value of this guarantee, which totaled $0.4 million, is recorded under the caption “Other Liabilities” in the condensed consolidated balance sheet.

During the fourth quarter of fiscal 2003 the company entered into two separate standby letter of credit arrangements for purposes of guaranteeing the debt of two independent contract furniture dealerships. At that time, the company recorded the estimated fair value of these guarantees in accordance with the provisions of FIN 45. As of August 30, 2003, the estimated fair value of these guarantees equaled their maximum financial exposure of $0.8 million. This amount is reflected as a component of “Other Liabilities” in the condensed consolidated balance sheet as of August 30, 2003.

The company is periodically required to provide performance bonds in order to do business with certain customers. These arrangements are common and generally have terms ranging between one and three years. The bonds are required to provide assurances to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies and the company is ultimately liable for claims that may occur against them. As of August 30, 2003, the company had a maximum financial exposure related to performance bonds totaling approximately $12.3 million. The company has had no history of claims nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company’s financial statements. Accordingly, no liability has been recorded.

The company has entered into standby letter of credit arrangements for the purpose of protecting various insurance companies against default on the payment of certain premiums and claims. A majority of these arrangements are related to the company’s wholly owned captive insurance company. As of August 30, 2003, the company had a maximum financial exposure from these insurance-related standby letters of credit totaling approximately $12.8 million. The company has had no history of claims nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company’s financial statements. Accordingly, no liability has been recorded.

The company has guaranteed a contractual lease obligation of an independent contract furniture dealership. The related lease term expires in the fourth quarter of fiscal 2004. As of August 30, 2003, the remaining unpaid lease payments subject to this guarantee totaled approximately $0.1 million. In accordance with the provisions of FIN 45, no liability has been recorded as the company entered into this arrangement prior to December 31, 2002.

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

In the Subsequent Event footnote to the fiscal 2003 Form 10-K, the company reported its plan to reverse an accrued legal liability totaling approximately $5.2 million in the first quarter of fiscal 2004. The liability relates to a fiscal 2000 lawsuit involving one of the company’s wholly owned contract furniture dealerships. The company’s intention to reverse the accrual was based on the reversal of a legal judgment issued in July 2003 by the Florida Court of Appeals. However, during the quarter ended August 30, 2003, the plaintiff in the lawsuit filed an appeal request with the Florida Supreme Court. As a result, the company did not reverse the legal accrual during the first quarter due to the continued uncertainty associated with this ongoing legal case. Instead, the reserve will be maintained at least until the outcome of the appeal request is known.

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

The company’s settlement provided for the surrender of its COLI program policies. As a result, the company cancelled the related life insurance policies. The settlement agreement required the company to pay taxes and interest related to the disallowance of the deductions for the tax years between 1994 and 1999. As the company had previously reserved for the disallowance of these deductions, no further impact to net earnings was required. Taxes and interest related to the settlement totaling $13.6 million were paid during the first quarter of fiscal 2003. As of August 30, 2003, remaining tax and interest payments totaling $1.8 million are expected to be made in early fiscal 2005.

REPORT OF MANAGEMENT
In the opinion of management, the accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position of the company as of August 30, 2003, and the results of its operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that affected the company’s financial condition and earnings during the periods included in the accompanying condensed consolidated financial statements.

Discussion of Current Business Conditions

Since the beginning of the industry downturn, we have remained committed to taking steps that would allow for near-term financial improvements without sacrificing long-term strategies. We believe we are delivering on this commitment. Our long-term objectives remain clear and our first quarter results offer proof of our current ability to deliver positive performance. In spite of a $22.4 million year-over-year decline in first quarter net sales, our positive net earnings performance for the period reflected our continued focus on reducing costs and increasing operating efficiencies. Additionally, we continued to generate strong cash flows during the quarter and ended the period in what may be our best liquidity position ever.

All of this was accomplished despite what continues to be frustrating economic conditions. While broad domestic indicators such as corporate profits, GDP, and consumer and business confidence continue to trend upward, measures more closely tied to our industry such as employment levels and construction starts have lagged.

The international markets in which we compete have also shown mixed results. The European economies, which represent the majority of our international business, have continued to be hard-hit by the stubborn recession. In contrast, however, we experienced year-over-year sales growth in select international markets such as Japan and Canada.

Consistent with what we have reported in recent quarters, the competitive pricing environment has continued to negatively effect both sales and margins. Higher domestic price discounting in the first quarter accounted for a gross margin decline of more than 1 percent of sales as compared to same period in fiscal 2003. While this is significant, we were encouraged that discounting was relatively stable compared to levels experienced during the fourth quarter of last year.

We continue to maintain our strategy of using product design and differentiation as a factor to help counter competitive price pressures. Our goal with this strategy is to shift the price/value curve in order to provide more value to our customers at the same or lower price. During the quarter, we began order entry for our new Mirra chair line. The initial market response to this mid-priced high-performance work chair has been strong and we are ahead of our business plan. We are also experiencing increased interest in our Resolve systems line. This product can be configured at a lower cost-per-workstation than most traditional panel-based systems on the market. This is encouraging as we are now receiving inquiries from customers in industries that have historically not shown such interest.

As always, we continue to closely monitor the performance of our owned and independent dealer network. We consider this network vital to the long-term success of our business. General economic and industry conditions in recent years have placed significant financial pressure on several of our dealers. We view the primary risks to our business resulting from these pressures as being the potential disruption of our distribution channels, the resulting adverse impact on our customers, and the credit risk associated with our dealer financing arrangements. While we cannot avoid these risks with certainty, our belief is that the overall condition of the network is stable. Additionally, we believe the recorded reserves associated with our outstanding dealer notes receivable are adequate to cover the relative credit risks.

We continued to make progress on several of our restructuring initiatives during the first quarter. The relocations of our Holland, Michigan Formcoat and Canton, Georgia operations remain on schedule. Pretax restructuring charges recorded in the quarter totaled $3.8 million and related almost exclusively to these two actions. The Formcoat move is expected to be finished late in the second quarter of this year. The Canton project is scheduled for completion in February 2004.

Sales for our second quarter are expected to be in a range of $330 million to $350 million. Earnings per share are expected to be in a range of $.07 and $.13, which includes restructuring charges of approximately $.05 per share.

In summary, we are encouraged to report that we delivered on our financial commitments for the quarter. While economic and industry conditions continue to challenge our ability to increase sales, we have continued to lower costs, increase efficiency, and maintain profitability and strong cash flows. Our new products are being favorably received in the marketplace and we feel well positioned to capitalize on an economic recovery. Finally, we are firmly committed to our business strategy and remain confident in our leaner business model.

Analysis of First Quarter Results

Consolidated Sales, Orders, and Backlog
Consolidated net sales for the first quarter totaled $324.5 million as compared to $346.9 million and $321.9 million in the first and fourth quarters of last year, respectively. This represents a decline of 6.5 percent from the prior year first quarter and an increase of 0.8 percent from the fourth quarter. New orders for the first quarter of $323.9 million declined 6.3% from the same period last year. Compared to the fourth quarter of fiscal 2003, orders declined 4.1 percent. The backlog of unfilled orders at the end of the first quarter totaled $188.2 million compared to $199.5 million and $182.0 million at the end of the first and fourth quarters of fiscal 2003, respectively.

During the first quarter, we purchased, for $0.2 million, an additional interest in our Philadelphia-based dealership joint venture, OP Spectrum LLP. This purchase increased our ownership stake in the entity to 90 percent. As a result of the transaction, the dealership’s balance sheet and August results of operations have been consolidated in our first quarter financial statements. The resulting impact on our financial statements for the quarter was not material. Prior to this transaction, we accounted for our investment on the equity method, with resulting gains or losses reported as a component of other income/expense on the condensed consolidated statements of operations.

Domestic Operations
Domestic sales and orders for the first quarter totaled $278.5 million and $279.7 million, respectively. This represents a relative decline in sales of 6.5 percent and orders of 6.8 percent from the prior year. Domestic discounting reduced year-over-year net sales by approximately $3.8 million. Our expectation is that this pricing pressure will continue in the near-term.

Year-over-year estimated U.S. office furniture shipments, as reported by The Business and Institutional Furniture Manufacturer’s Association (BIFMA), declined approximately 3.4 percent for the three-month period ended August 2003. Estimated industry orders increased approximately 1.8 percent for the same period.

While the BIFMA data suggests our shipment and order levels have declined greater than the domestic industry as a whole, we believe it is difficult to draw conclusions about changes in relative market share based on quarter-over-quarter results. Instead, we have been consistent in our view that such conclusions may only be reached by comparing data over a period of several quarters.

International Operations
International net sales totaled $46.1 million in the first quarter compared to $49.2 million last year. This decline of approximately 6.3 percent was driven primarily by declining sales at our United Kingdom operations and was partially offset by year-over-year increases in Japan and Canada. When compared to the fourth quarter of fiscal 2003, international net sales declined approximately 17.2 percent. By comparison, new orders for the first quarter declined approximately 3.6 percent and 16.2 percent on a year-over-year and sequential quarter basis, respectively.

Our international operations ended the quarter with a net loss of $0.6 million. This compares to positive net earnings of $1.4 million in the first quarter of fiscal 2003.

Restructuring Activities
Pretax restructuring expenses recorded during the quarter totaled $3.8 million. The majority of these charges, $3.2 million of severance & outplacement benefits and $0.2 million of facility exit costs, related to the Canton consolidation. In addition to this, the Formcoat consolidation resulted in additional facility exit costs totaling $0.5 million. The remaining credit of $0.1 million consisted of adjustments to the expected sublease timing of previously exited leased facilities. Restructuring expenses recognized in the first quarter of last year totaled $0.3 million.

Our first quarter restructuring charges were lower than initially anticipated due primarily to the timing of severance and pension-related expenses. We anticipate the remaining pretax restructuring charges resulting from the Canton and Formcoat moves will total approximately $10 million. We expect to recognize approximately $6 million of these costs during the second quarter of this year. The majority of the remaining costs are expected to be recognized during the balance of fiscal 2004.

Cash outflows for the first quarter related to our restructuring initiatives totaled $2.3 million. This compares to outflows of approximately $7.9 million in the first quarter of last year. Future cash outflows resulting from our restructuring actions are expected to total between $12 million and $14 million, excluding the potential future proceeds from the sale of our Canton or Holland Chair Plant facilities.

During the quarter, we entered into a sales agreement for our Holland, Michigan Chair Plant. The closing on this sale is scheduled for late October 2003 and we have received a non-refundable deposit from the buyer. Accordingly, we have reclassified the $5.2 million carrying value of the Chair Plant to current assets under the caption, “Assets held for sale” in the August 30, 2003 condensed consolidated balance sheet. Our Canton facility is listed for sale. The carrying value of the Canton assets were previously reduced to their estimated fair market values and remain classified under the balance sheet caption, “Net property and equipment” at the end of the first quarter.

Financial Summary
The following table presents, for the periods indicated, the components of the company’s condensed consolidated statements of operations as a percentage of net sales.
(Columns do not foot due to rounding)

	Three Months Ended
	August 30,	August 31,
	2003	2002
Net Sales	100.0%	100.0%

Cost of Sales	68.7	68.5

Gross Margin	31.3	31.5

Operating Expenses	26.4	26.1

Restructuring Charges	1.2	0.1

Operating Margin	3.8	5.3

Other Expense	0.8	1.0

Earnings Before Taxes	3.0	4.3

Income Tax Expense (Benefit)	1.1	1.4

Net Earnings	1.9%	2.8%

Consolidated Gross Margin
Gross margin for the quarter, as a percent of sales, totaled 31.3 percent versus 31.5 percent last year. We are especially proud of this performance given the year-over-year reduction in net sales of $22.4 million.

As previously mentioned, increased domestic discounting reduced both net sales and gross profit by approximately $3.8 million. This alone reduced our year-over-year gross margin by over 1 percent of net sales.

Our focus on cost reductions and our commitment to the principles of the Herman Miller Production System (HMPS) have continued to help offset the adverse impact of market pricing pressures. As a result, we again saw year-over-year improvement in our material cost performance. Overhead spending, on a pure dollar basis, was reduced by $3.3 million from the prior year. In addition, our product distribution costs were reduced by 0.2 percent of sales from the prior year.

Direct labor expenses were down on a pure-dollar basis compared to the prior year, however, were slightly higher as a percent of sales. This is due primarily to the general wage and benefit cost increases that went into effect during the quarter. In addition, we did see a small amount of inefficiency due to the transition of the Canton operation. This inefficiency was expected and the overall transition is progressing better than planned.

The consolidation and rationalization of our supplier-base was, over the past two fiscal years, a key component of our overall procurement strategy. This effort, in connection with HMPS, has resulted in improved efficiency, costs, and reliability. Despite these benefits, the strategy does increase the risks associated with supplier transitions and, potentially, dependence upon fewer suppliers. We continue to seek financially strong suppliers interested in long-term business relationships to minimize the risk of interruption to our business.

Operating Expenses and Operating Earnings
Operating expenses totaled $89.4 million in the first quarter compared to $90.9 million in the prior year. These amounts include pretax restructuring charges of $3.8 million and $0.3 million for the current and prior year, respectively. Excluding these restructuring costs, the year-over-year reduction in operating expenses totaled $5.0 million or 5.5 percent.

The reduction from the prior year is primarily the result of lower facility-related expenses such as depreciation and leases. Additionally, overall compensation and benefit expenses have been reduced from prior year levels.

In the Subsequent Event footnote to our fiscal 2003 Form 10-K, we indicated our intent to reverse an accrued legal reserve of approximately $5.2 million due to the reversal, by the Florida Court of Appeals, of a judgment against our owned dealership in Florida. Our disclosure indicated that this reserve would be reversed in the first quarter of fiscal 2004, however, during the first quarter, the plaintiff in the lawsuit filed an appeal request with the Florida Supreme Court. Accordingly, the legal reserve was not reversed due to the continued uncertainty associated with this ongoing legal case. Instead, the reserve will be maintained at least until the outcome of the appeal request is known.

Operating earnings for the quarter totaled $12.2 million or 3.8 percent of net sales compared to $18.3 million or 5.3 percent of net sales in the prior year.

Other Income/Expense, Net Earnings, and Earnings Per Share
Other expenses recorded in the first quarter totaled $2.5 million compared to $3.5 million in the prior year. The year-over-year decrease is primarily attributable to a decline in interest expense due to lower overall debt levels from a year ago.

In addition to the relative impact of interest expense, equity losses in our Philadelphia-based joint venture, OP Spectrum LLP, were higher in the prior year. These losses were recorded as a component of other income/expense. Pretax equity losses recognized in connection with our investment in this dealership totaled approximately $0.1 million in the first quarter prior to the consolidation. This compares to prior year first quarter equity losses of approximately $0.5 million.

The effective tax rate for the first quarter was 36.5 percent compared to 34 percent in the prior year. The lower rate in the prior year was driven primarily by changes in tax reserves resulting from the completion of IRS audits. We expect our full-year fiscal 2004 effective tax rate to be between 36 and 38 percent.

First quarter net earnings totaled $6.2 million or 1.9 percent of net sales. This compares to net earnings of $9.8 million or 2.8 percent of net sales in the prior year. Diluted earnings per share for the quarter totaled $0.08 as compared to $0.13 in the same period last year. Restructuring charges recorded during the first quarter reduced EPS by approximately $0.03.

Financial Condition, Liquidity, and Capital Resources
The table below presents certain key cash flow and capital highlights for the periods indicated.

(In Millions)

Three-Months Ended
	August 30,	August 31,
	2003	2002
Cash and cash equivalents, end of period	$ 207.1	$ 189.8
Short term investments	$ 11.1	$ 11.1
Cash generated from operating activities	$ 35.7	$ 74.8
Cash used for investing activities	$ (7.1)	$ (2.4)
Cash used for financing activities	$ (4.7)	$ (7.7)
Capital expenditures	$ (5.5)	$ (5.6)
Interest-bearing debt, end of period	$ 220.8	$ 232.4
Available unsecured credit facility, end of period (1)	$ 186.4	$ 189.8
Stock repurchased and retired	$ (2.3)	$ (5.2)
Restructuring-related cash outflows	$ (2.3)	$ (7.9)

(1) Amounts shown are net of outstanding letters of credit, which are applied against the company’s unsecured credit facility.

Cash and Cash Equivalents
Cash and cash equivalents totaled $207.1 million at the end of the first quarter. This compares to $185.5 million at the end of fiscal 2003 and $189.8 million at the end of the prior year first quarter.

Cash Flow – Operating Activities
Cash flows provided from operating activities totaled $35.7 million in the first quarter. Included in these results were payments related to our restructuring actions totaling $2.3 million. Favorable changes in working capital contributed to our cash flow results for the quarter. These changes came primarily from increases in accruals for compensation and benefits, interest, income taxes, and payroll-related taxes. In addition, declines in prepaid expenses related to employee health-care benefits combined with strong collections on trade receivables further contributed to our positive cash flow in the period. The favorable changes in receivable and prepaid expense balances were, however, largely offset by additional investment in inventory during the quarter. This inventory investment was primarily driven by increased GSA activity in the quarter.

Operating cash flows in the first quarter of the prior year totaled $74.8 million. This amount includes a federal tax refund of $35.9 million related to our fiscal 2002 net operating loss. Partially offsetting the benefit of this refund were outflows totaling $13.6 million related to the fiscal 2002 settlement with the IRS concerning our COLI program. Additionally, restructuring-related cash outflows totaled $7.9 million in the first quarter of fiscal 2003.

Cash Flow – Investing Activities
Cash outflows from investing activities totaled $7.1 million in the first quarter compared to $2.4 million in the prior year. The majority of these outflows in both periods related to capital expenditures, which totaled $5.5 million and $5.6 in the current and prior year, respectively. Also included in the prior year were cash inflows related to proceeds received from the sale of our West Michigan Powder Coat Technology (PCT) facility. This facility was exited in conjunction with our restructuring plan.

As of the end of the first quarter, we had outstanding commitments for future capital purchases of approximately $5.4 million. We expect full-year capital expenditures in fiscal 2004 to total between $30 million and $40 million. By comparison, fiscal year 2003 capital expenditures totaled $29.0 million.

Cash Flow – Financing Activities
During the quarter cash outflows from financing activities totaled $4.7 million. This compares to outflows of $7.7 million in the same period last year. Share repurchases totaled $2.3 million during the quarter and involved approximately 108,600 shares at an average market price of $20.64 per share. During the first quarter of last year, approximately 317,500 shares were repurchased for a total of $5.2 million or $16.31 per share.

Also included in current quarter outflows were dividend payments of $2.6 million as well as $1.8 million related to the repayment of debt associated with a prior dealership acquisition. Dividends paid in the first quarter of fiscal 2003 totaled $2.8 million.

Interest-bearing debt totaled $220.8 million at the end of the quarter. This compares to $232.4 million and $223.0 million at the end of the first and fourth quarters of fiscal 2003, respectively. The fair market value of our interest swap instrument totaled $0.8 million at the end of the first quarter. This amount is included as a component of long-term debt, with an offsetting amount included in other non-current assets at the end of the quarter.

Our next scheduled principal payment on our private placement notes is in the fourth quarter of fiscal 2004 for an amount totaling $13 million. We were in compliance with all provisions of our debt covenants throughout the first quarter and expect to remain in compliance in the future.

Outstanding standby letters of credit at quarter-end totaled $13.6 million. This amount represented the only usage against our $200 million unsecured revolving credit facility as of that date.

We believe cash on hand, cash generated from operations, and our credit facilities will provide adequate liquidity to fund near term and future business operations and capital needs.

Safe Harbor Provisions

Certain statements in this filing are not historical facts but are “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Furthermore, Herman Miller, Inc., undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise. Forward-looking statements include, but are not limited to, statements concerning the outcome of GSA audits, timing of economic or industry recovery, dealer network health, supplier risk, future sales and earnings levels, future gross margin expectations, future operating expense ratios, future cash flows, future share repurchases, future capital expenditures, and future tax rates.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

During the first three months of fiscal 2004, there was no material change in foreign exchange risk or material impact of interest rates.

Item 4: Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures. The company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of August 30, 2003, have concluded that as of that date, the company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the company would be made known to them by others within the company.

(b)

Changes in Internal Controls. There were no significant changes in the company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were required and none were taken.

HERMAN MILLER, INC.
PART II – OTHER INFORMATION

Item 1:	Legal Proceedings Referred to in Notes to Condensed Consolidated Financial Statements
Item 5:	Other Information

During the quarter ended August 30, 2003, the company’s Audit Committee pre-approved the following fees for services to be provided by Ernst & Young LLP, the company’s external auditor:

Audit related Tax related	$135,000 $103,000

Item 6:	Exhibits and Reports on Form 8-K (A) Exhibits
The following exhibits (listed by number corresponding to the Exhibit table as Item 601 in Regulation S-K) are filed with this Report:

31.1 Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B) Reports on Form 8-K During the first quarter of fiscal 2004, the company furnished the following Form 8-K Current Reports to the Securities and Exchange Commission:
•	The company's Current Report on Form 8-K, dated June 19, 2003 (Commission File No. 001-15141) under Item 9.
•	The company's Current Report on Form 8-K, dated June 25, 2003 (Commission File No. 001-15141) under Items 7 and 9.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

HERMAN MILLER, INC.
October 14, 2003	/s/ Michael A. Volkema Michael A. Volkema Chief Executive Officer
October 14, 2003	/s/ Elizabeth A. Nickels Elizabeth A. Nickels Chief Financial Officer

EXHIBIT 31.1

I, Michael A. Volkema, certify that:

1.     I have reviewed this quarterly report on Form 10-Q for the period ended August 30, 2003 of Herman Miller, Inc:

2.     Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.     Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.     The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)     Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)     Evaluated the effectiveness of the registrants’ disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)     Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.     The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)     All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:    October 14, 2003

/s/ Michael A. Volkema
Michael A. Volkema
Chief Executive Officer

EXHIBIT 31.2

I, Elizabeth A. Nickels, certify that:

1.     I have reviewed this quarterly report on Form 10-Q for the period ended August 30, 2003 of Herman Miller, Inc:

2.     Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.     Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.     The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)     Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)     Evaluated the effectiveness of the registrants’ disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)     Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.     The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)     All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: October 14, 2003

/s/ Elizabeth A. Nickels
Elizabeth A. Nickels
Chief Financial Officer

EXHIBIT 32.1

Certificate of the
Chief Executive Officer of
HERMAN MILLER, INC.

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.1350):

I, Michael A. Volkema, Chief Executive Officer of Herman Miller, Inc., certify that to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

(1)

The quarterly report on Form 10-Q for the quarterly period ended August 30, 2003, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

(2)

The information contained in this quarterly report on Form 10-Q for the quarterly period ended August 30, 2003, fairly represents, in all material respects, the financial condition and results of operations of Herman Miller, Inc.

HERMAN MILLER, INC.

Date: October 14, 2003	By:	/s/ Michael A. Volkema Michael A. Volkema
	Its:	Chief Executive Officer

EXHIBIT 32.2

Certificate of the
Chief Financial Officer of
HERMAN MILLER, INC.

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.1350):

I, Elizabeth A. Nickels, Chief Financial Officer of Herman Miller, Inc., certify that to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

(1)

The quarterly report on Form 10-Q for the quarterly period ended August 30, 2003, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

(2)

The information contained in this quarterly report on Form 10-Q for the quarterly period ended August 30, 2003, fairly represents, in all material respects, the financial condition and results of operations of Herman Miller, Inc.

HERMAN MILLER, INC.

Date: October 14, 2003	By:	/s/ Elizabeth A. Nickels Elizabeth A. Nickels
	Its:	Chief Financial Officer