Form 10-Q
period 2003-11-29
MILLER HERMAN INC
filed 2004-01-13
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended November 29, 2003	Commission File No. 001-15141

HERMAN MILLER, INC.

A Michigan Corporation 855 East Main Avenue, Zeeland, MI 49464-0302 Herman Miller, Inc.	ID No. 38-0837640 Phone (616) 654 3000

(1)	has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
Yes X No

(2)	has been subject to such filing requirements for the past 90 days.

Yes X No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes X No

Common Stock Outstanding at January 7, 2004 – 72,812,968 shares.

HERMAN MILLER, INC. FORM 10-Q
FOR THE QUARTER ENDED NOVEMBER 29, 2003
INDEX

Page No.
Part I -- Financial Information
Item 1	Condensed Consolidated Balance Sheets --
	November 29, 2003 and May 31, 2003	3
	Condensed Consolidated Statements of Operations -- Three Months and Six Months Ended November 29, 2003,
	and November 30, 2002	4
	Condensed Consolidated Statements of Cash Flows -- Six Months ended November 29, 2003,
	and November 30, 2002	5
	Notes to Condensed Consolidated Financial Statements	6-15
Item 2	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	16-22
Item 3	Quantitative and Qualitative Disclosures
	About Market Risk	23
Item 4	Controls and Procedures	24
Part II--Other Information
Item 1	Legal Proceedings	24
Item 2	Changes in Securities and Use of Proceeds -- None
Item 3	Defaults Upon Senior Securities -- None
Item 4	Submission of Matters to a Vote of Security Holders	24
Item 5	Other Items	24
Item 6	Exhibits and Reports on Form 8-K	25
Signatures		26
Exhibits		27-37

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	November 29, 2003	May 31, 2003		November 29, 2003	May 31, 2003

	(Unaudited)	(Audited)		(Unaudited)	(Audited)
ASSETS			LIABILITIES & SHAREHOLDERS' EQUITY
Current Assets:			Current Liabilities:
Cash and cash equivalents	$207.3	$185.5	Unfunded checks	$8.4	$12.1
Short-term investments	8.6	11.5	Current portion of long-term debt	13.0	13.6
Accounts receivable, net	129.5	125.6	Accounts payable	80.3	73.9
Inventories -			Accrued liabilities	148.3	137.6
Finished goods	19.8	13.5
Work in process	15.0	6.7	Total current liabilities	250.0	237.2
Raw materials	13.4	11.2

Total inventories	48.2	31.4	Long-term Liabilities:
Prepaid expenses and other	63.1	59.5	Long-term Debt, less current portion	207.0	209.4
			Pension Benefits	84.2	84.5
Total current assets	456.7	413.5	Other Liabilities	47.6	45.4

Property and Equipment, at cost	699.0	697.0
Less - accumulated depreciation	473.7	451.3	Shareholders' Equity:
			Common stock $.20 par value	14.6	14.6
Net property and equipment	225.3	245.7	Retained earnings	257.8	250.5
Other Assets:			Accumulated other comprehensive loss	(61.0)	(62.6)
Notes receivable, net	4.2	4.6	Key executive stock programs	(10.9)	(11.5)
Goodwill	39.1	39.1
Intangible assets, net	5.4	6.3	Total Shareholders' Equity	200.5	191.0
Other noncurrent assets	58.6	58.3

			Total Liabilities and
Total Assets	$789.3	$767.5	Shareholders' Equity	$789.3	$767.5

See accompanying notes to condensed consolidated financial statements

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	November 29, 2003	November 30, 2002	November 29, 2003	November 30, 2002

Net Sales	$330.3	$357.3	$654.8	$704.2

Cost of Sales	228.3	243.6	451.2	481.3

Gross Margin	102.0	113.7	203.6	222.9

Operating Expenses	80.8	92.8	166.3	183.4

Restructuring Expenses	4.4	--	8.3	.3

Operating Earnings	16.8	20.9	29.0	39.2

Other Expenses (Income):
Interest Expense	3.7	3.3	7.6	7.9
Other Income, Net	(1.2)	(.3)	(2.6)	(1.4)

Earnings Before Income Taxes	14.3	17.9	24.0	32.7

Income Tax Expense	5.2	6.1	8.8	11.1

Net Earnings	$9.1	$11.8	$15.2	$21.6

Earnings Per Share - Basic	$.12	$.16	$.21	$.29

Earnings Per Share - Diluted	$.12	$.16	$.21	$.29

Dividends Per Share	$.03625	$.03625	$.0725	$.0725

See accompanying notes to condensed consolidated financial statements.

5

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS
(Dollars in Millions)
(Unaudited)

	Six Months Ended

	November 29, 2003	November 30, 2002

Cash Flows from Operating Activities:
Net earnings	$15.2	$21.6
Depreciation and amortization	30.7	36.9
Restructuring charges / (credits)	1.6	(9.7)
Changes in current assets and liabilities	(12.6)	48.4
Impairment of equity investment	--	2.2
Other, net	4.1	6.0

Net Cash Provided by Operating Activities	39.0	105.4

Cash Flows from Investing Activities:
Notes receivable issued, net	(1.7)	(0.8)
Short-term investment purchases	(6.4)	--
Short-term investment sales	9.0	0.2
Capital expenditures	(14.8)	(12.3)
Proceeds from sale of fixed assets	6.3	3.1
Net cash paid for acquisitions	(0.2)	--
Other, net	(0.4)	2.6

Net Cash Used for Investing Activities	(8.2)	(7.2)

Cash Flows from Financing Activities:
Net short-term debt repayments	--	(2.7)
Net long-term debt repayments	(1.8)	(0.6)
Dividends paid	(5.3)	(5.5)
Common stock issued	7.0	2.0
Common stock repurchased and retired	(10.3)	(47.8)

Net Cash Used for Financing Activities	(10.4)	(54.6)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	1.4	1.2

Net Increase in Cash and Cash Equivalents	21.8	44.8

Cash and Cash Equivalents, Beginning of Period	$185.5	$124.0

Cash and Cash Equivalents, End of Period	$207.3	$168.8

See accompanying notes to condensed consolidated financial statements.

HERMAN MILLER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION
The condensed consolidated financial statements have been prepared by Herman Miller, Inc. (“the company”), without audit, in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Management believes that the disclosures made in this document are adequate so as not to make the information presented misleading. Operating results for the six-month period ended November 29, 2003, are not necessarily indicative of the results that may be expected for the year ending May 29, 2004. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company’s Form 10-K for the year ended May 31, 2003.

2. FISCAL YEAR
The company’s fiscal year ends on the Saturday closest to May 31. Fiscal 2004, the year ending May 29, 2004, will contain 52 weeks as did fiscal 2003, the year ended May 31, 2003. Both of the three-month periods ended November 29, 2003, and November 30, 2002, contained 13 weeks.

3. FOREIGN CURRENCY TRANSLATION
The functional currency for foreign subsidiaries is the local currency. The cumulative effects of translating the balance sheet accounts from the functional currency into the United States dollar at current exchange rates and revenue and expense accounts using average exchange rates for the period are included as a separate component of shareholders equity. Gains (losses) arising from remeasuring all foreign currency transactions into the appropriate functional currency, which were included in determining net earnings, totaled $0.1 million and $(0.1) million for the three months ended November 29, 2003, and November 30, 2002, respectively. For the six months ended November 29, 2003, and November 30, 2002, the currency gain (loss) totaled $0.4 million and $(0.1) million, respectively.

4. COMPREHENSIVE INCOME/(LOSS)
Comprehensive income/(loss) consists of net earnings, foreign currency translation adjustments, minimum pension liability, and unrealized holding gains or losses on “available-for-sale” securities. Comprehensive income was approximately $13.6 million and $12.1 million for the three months ended November 29, 2003, and November 30, 2002, respectively. For the six months ended November 29, 2003, and November 30, 2002, comprehensive income totaled $16.9 million and $23.8 million, respectively.

5. EARNINGS PER SHARE
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS).

	Three Months Ended		Six Months Ended
	November 29, 2003	November 30, 2002	November 29, 2003	November 30, 2002

Numerators:
Numerator for both basic and diluted EPS, net earnings (In Millions)	$9.1	$11.8	$15.2	$21.6

Denominators:
Denominator for basic EPS, weighted-average common shares Outstanding	72,849,656	74,427,325	72,859,810	75,245,755

Potentially dilutive shares resulting from stock option plans	399,017	332,985	350,312	344,173

Denominator for diluted EPS	73,248,673	74,760,310	73,210,122	75,589,928

Certain exercisable stock options were not included in the computation of diluted EPS at November 29, 2003 and November 30, 2002, because the option prices were greater than the average market prices for the period. The number of stock options outstanding, which meet this criterion, and the range of exercise prices for the three months ended November 29, 2003, and November 30, 2002, were 3,807,233 at $24.20 - $32.50 and 7,263,266 at $17.86 - $32.50, respectively. For the six months ended November 29, 2003, and November 30, 2002, the number of stock options, which meet this criterion, and the range of exercise prices were 6,449,389 at $22.50 - $32.50 and 7,236,280 at $19.64 - $32.50, respectively.

6. ACQUISITION
During the first quarter of fiscal 2004, the company acquired, for $0.2 million, an additional ownership interest in OP Spectrum LLP, a contract furniture dealership based in Philadelphia, Pennsylvania. As a result of this transaction, which increased the company's ownership interest to 90%, the dealership's balance sheet and results of operations were consolidated in the company's fiscal 2004 financial statements since the date of acquisition. Prior to the transaction, the company's investment in this dealership was accounted for under the equity method, with the company's proportionate share of resulting gains or losses reported as a component of other income/expense. Consolidation of this dealership increased second quarter net sales and net earnings by approximately $5.4 million and $0.2 million, respectively. The impact of this consolidation was not material to the company's first quarter consolidated financial statements.

7. STOCK-BASED COMPENSATION
The company accounts for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Under this method, which continues to be acceptable under Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123," (SFAS 148), no compensation expense is recognized when stock options are granted to employees and directors at fair market value as of the grant date.

The following table illustrates the effect on net earnings and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) to stock-based employee compensation during the periods indicated with the Black-Scholes pricing model used for valuation of stock options.
(In Millions, Except Per Share Data)

	Three-Months Ended		Six Months Ended
	November 29, 2003	November 30, 2002	November 29, 2003	November 30, 2002

Net earnings, as reported	$ 9.1	$ 11.8	$ 15.2	$ 21.6
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2.6)	(2.8)	(5.2)	(5.6)

Pro forma net earnings	$ 6.5	$ 9.0	$ 10.0	$ 16.0

Total stock-based employee compensation expense included in net earnings, as reported, net of related tax effects	$ 0.2	$ 0.3	$ 0.4	$ 0.5

Earnings per share:
Basic, as reported	$ .12	$ .16	$ .21	$ .29
Basic, pro forma	$ .09	$ .12	$ .14	$ .21
Diluted, as reported	$ .12	$ .16	$ .21	$ .29
Diluted, pro forma	$ .09	$ .12	$ .14	$ .21

8. RESTRUCTURING CHARGES
The following is a summary of the restructuring activities for the three months and six months ended November 29, 2003. It should be read in conjunction with the company’s Form 10-K for the year ended May 31, 2003, which provides a description of the specific actions taken during fiscal 2002 and 2003. For purposes of this discussion, the restructuring actions taken during fiscal 2002 and 2003, as well as those taken in fiscal 2004, are referred to collectively as the “Plan.”

The following table presents the pretax restructuring charges / (credits), by category, recorded pursuant to the Plan.

(In Millions)

	Three-Months Ended		Six Months Ended
	November 29, 2003	November 30, 2002	November 29, 2003	November 30, 2002

Severance & Outplacement	$2.3	$ --	$5.5	$ --
Asset Impairments	(0.8)	0.2	(0.8)	(1.5)
Lease & Supplier Contract Terminations	1.3	(0.2)	1.2	.3
Facility Exist Costs & Other	1.6	--	2.4	1.5

Total	$4.4	$--	$8.3	$0.3

During the first quarter of fiscal 2004, the company amended the Plan to include the closure and relocation of the Canton, Georgia manufacturing operations. These operations are being consolidated into existing available space located in Spring Lake, Michigan. This process is expected to be complete during the second half of fiscal 2004.

The majority of the restructuring charges recognized in the quarter ended November 29, 2003 related to the Canton consolidation. Expenses from this action included severance and outplacement benefits of $2.3 million and facility exit costs of $1.5 million. In addition, the company recognized charges of approximately $1.5 million in connection with the consolidation of the Holland Michigan Formcoat operation. These costs related primarily to the termination of a facility lease and the relocation of equipment. Partially offsetting these expenses were net credits resulting principally from a gain on the sale of the Holland Michigan Chair Plant assets.

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

During the second quarter of fiscal 2004, the company successfully completed the sale of its Holland Michigan Chair Plant. The carrying value of this facility had been previously written down to its estimated fair value of $5.2 million. The company received net proceeds of approximately $6.0 million and, as a result, recorded a $0.8 million gain on the sale. This gain was recognized as a net reduction of second quarter restructuring expenses.

The company’s Canton Georgia facility remains listed for sale. As a consequence of the Plan, this facility was previously written down to its expected fair value of $8.2 million. This carrying value remained classified under the caption “Net property and equipment” on the company’s condensed consolidated balance sheet as of the end of the second quarter.

Restructuring charges recognized pursuant to the Plan include certain estimated qualifying exit costs. Those costs, related to actions announced during and subsequent to fiscal 2003, were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146).

The following is a summary of the restructuring accrual activity since the beginning of the Plan. This summary does not include restructuring activity related to the impairment of fixed assets or the effect on the company’s employee retirement plans as these items are not accounted for through the restructuring accrual.
(In Millions)

	Severance & Outplacement Costs	Lease & Supplier Contract Terminations	Facility Exit Costs & Other	Total

Accrual Balance, June 2, 2001	$--	$--	$--	$--
Restructuring Charges	30.5	6.1	8.9	45.5
Cash Payments	(24.5)	(2.6)	(4.2)	(31.3)

Accrual Balance, June 1, 2002	$6.0	$3.5	$4.7	$14.2
Restructuring Charges	4.0	0.3	1.1	5.4
Cash Payments	(8.1)	(2.5)	(3.8)	(14.4)

Accrual Balance, May 31, 2003	$1.9	$1.3	$2.0	$5.2
Restructuring Charges	5.5	1.2	2.6	9.3
Cash Payments	(2.7)	(1.2)	(2.8)	(6.7)

Accrual Balance, November 29, 2003	$4.7	$1.3	$1.8	$7.8

Costs associated with the movement of inventory and equipment, as well as employee relocation and training related to the consolidation of production processes, are recognized as incurred and are not included in the ending restructuring accrual at November 29, 2003.

The net impact of the Plan on the company’s employee retirement plans is included as a component of Restructuring Expenses on the condensed consolidated statements of operations with an offset to long-term pension liabilities on the condensed consolidated balance sheet. As a result, such charges are not reflected in the ending restructuring accrual balance.

9. SUPPLEMENTAL CASH FLOW INFORMATION
Cash equivalents are purchased as part of the company’s cash management function and consist primarily of money market and time deposit investments, which are of high credit quality. All cash equivalents are considered “available-for-sale.” As of November 29, 2003 and May 31, 2003, the costs of these securities approximated their respective market values.

Cash payments/(refunds) for income taxes and interest were as follows.
(In Millions)

	Three Months Ended		Six Months Ended
	November 29, 2003	November 30, 2002	November 29, 2003	November 30, 2002

Income taxes (refunded) paid, net	$ 3.3	$ 6.4	$ 3.2	$ (18.3)
Interest paid	$ 8.0	$ 8.5	$ 8.3	$ 8.6

10. SHORT-TERM INVESTMENTS
The company maintains a portfolio of short-term investments comprised of investment grade fixed-income securities. These investments are held by the company’s wholly-owned insurance captive and are considered “available-for-sale” as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, they have been recorded at fair market value based on quoted market prices, with the resulting net unrealized holding gains reflected as a component of comprehensive income/(loss). Net investment income recognized in the condensed consolidated statements of operations resulting from these investments totaled $0.1 million and $0.2 million for the quarters ended November 29, 2003 and November 30, 2002, respectively. For the six months ended November 29, 2003 and November 30, 2002, these amount totaled $0.2 million and $0.3 million, respectively.

The following is a summary of the carrying and market values of the company’s short-term investments as of November 29, 2003 and May 31, 2003.
(In Millions)

	November 29, 2003		May 31, 2003
	Cost	Market Value	Cost	Market Value

Government & government agency issued
debt securities [1]	$ 5.1	$ 5.7	$ 8.1	$ 9.0
Corporate bonds	2.8	2.9	2.4	2.5

	$ 7.9	$ 8.6	$ 10.5	$ 11.5

1Include securities issued by both U.S. and foreign governments and government agencies. Some of these securities are development bonds issued by groups of member countries. All are U.S. dollar-denominated and are rated AA or above by Moody’s.

11. OPERATING SEGMENTS
In accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” management evaluates the company as one operating segment in the office furniture industry. The company is engaged worldwide in the design, manufacture, and sale of office furniture systems, products, and related services through its wholly owned subsidiaries. Throughout the world the product offerings, the production processes, the methods of distribution, and the customers serviced are consistent. The company’s product offerings consist primarily of office furniture systems, seating, storage solutions, freestanding furniture, and casegoods. These product offerings are marketed, distributed, and managed primarily as a group of similar products on an overall portfolio basis. The accounting policies of the operating segment are the same as those described in the summary of significant accounting and reporting policies in the company’s 10-K report for the year ended May 31, 2003.

12. NEW ACCOUNTING STANDARDS
In December 2003, the FASB issued SFAS No. 132 revised 2003, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (SFAS 132(R)). This standard increases the existing disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. Companies will be required to segregate plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and other informational disclosures. SFAS 132(R) also requires companies to disclose various elements of pension and postretirement benefit costs in interim-period financial statements for quarters beginning after December 15, 2003. The company is required to adopt the additional disclosure provisions of SFAS 132(R) in the fourth quarter of fiscal 2004.

In May 2003, the Emerging Issues Task Force issued its consensus on Issue No. 03-04, “Determining the Classification and Benefit Attribution Method for a ‘Cash Balance’ Pension Plan” (EITF 03-04). In this consensus, the Task Force concluded that the actuarially determined pension expense for cash balance plans that have fixed-interest credit rates and are not pay-related, be determined using the traditional unit credit method of accounting. The company adopted the provisions of EITF 03-04 effective at the beginning of the first quarter of fiscal 2004 as its plan is not pay-related. The adoption of EITF 03-04 did not have a material impact on the company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS 150). SFAS 150 modified the traditional definition of “liabilities” to encompass certain obligations that must be settled through the issuance of equity shares. These obligations are considered liabilities as opposed to equity or mezzanine financing under the provisions of SFAS 150. In addition, SFAS 150 increased the required disclosures of alternate settlement methods related to these obligations. This new standard was effective immediately for financial instruments entered into or modified after May 31, 2003, and for all other financial instruments beginning in the second quarter of fiscal 2004. The adoption of SFAS 150 did not have a material impact on the company’s consolidated financial statements.

In May 2003, the Emerging Issues Task Force issued its consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). In this consensus, the Task Force addressed certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. The company adopted the provisions of EITF 00-21 effective at the beginning of the second quarter of fiscal 2004. The adoption of EITF 00-21 did not have a material impact on the company’s consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” revised December 2003 (FIN 46(R)). This new rule requires that companies consolidate a variable interest entity if the company is subject to a majority of the risk of loss from the variable interest entity’s activities, or is entitled to receive a majority of the entity’s residual returns, or both. The company has no special purpose entities, as defined, nor has it acquired a variable interest in an entity where the company is the primary beneficiary since January 31, 2003. The provisions of FIN 46(R) currently are required to be applied as of the end of the first reporting period that ends after March 15, 2004 for the variable interest entities in which the company holds a variable interest that it acquired on or before January 31, 2003. Therefore, the company is required to adopt the provisions of FIN 46(R) at the end of the fourth quarter of fiscal 2004, and is currently evaluating the expected impact on its consolidated financial statements, primarily as it relates to independent dealer lending activities. Based on current evaluations, the company expects that adopting FIN 46(R) will result in the company consolidating the financial statements of two independent contract furniture dealerships. The effect of this consolidation will be recorded upon adoption in a cumulative effect adjustment as of May 29, 2004 which the company is still in the process of quantifying.

13. OTHER INTANGIBLE ASSETS
Intangible assets are comprised of patents and trademarks and had a combined gross carrying value and accumulated amortization of $10.6 million and $5.2 million, respectively, as of November 29, 2003. As of May 31, 2003, these amounts totaled $10.6 million and $4.3 million, respectively. The company amortizes its intangible assets over periods ranging from 5 to 17 years.

Amortization expense related to intangible assets totaled approximately $0.5 million for each of the three month periods ended November 29, 2003 and November 30, 2002. For the six months ended November 29, 2003, and November 30, 2002, amortization expense related to intangible assets totaled approximately $1.0 million for each period.

Estimated amortization expense for intangible assets as of November 29, 2003, for each of the succeeding fiscal years is as follows.
(In Millions)

Remaining 2004	$ 0.3
2005	$ 0.9
2006	$ 0.8
2007	$ 0.8
2008	$ 0.8

14. INTEREST RATE SWAP
In May 2002, the company entered into a fixed-to-floating interest rate swap agreement which expires March 6, 2006, effectively converting $40 million of fixed-rate private placement debt to a floating-rate basis. The fair value of this swap instrument as of November 29, 2003 was approximately $0.7 million. This amount is recorded in the November 29, 2003 condensed consolidated balance sheet as an addition to long-term debt and an offsetting addition to other noncurrent assets. As of November 29, 2003, the floating interest rate, which is based on the 90-day LIBOR, set in advance of each quarterly period, was approximately 3.5%.

In November 2003, the company entered into two additional fixed-to-floating interest rate swap agreements. One agreement which expires March 15, 2011, effectively converts $50 million of fixed-rate debt securities to a floating-rate basis. The fair value of this swap instrument as of November 29, 2003, was approximately $(0.6) million. The second agreement which expires March 5, 2008, effectively converts $15 million of fixed-rate private placement debt to a floating-rate basis. The fair value of this swap instrument as of November 29, 2003, was approximately $(0.1) million. These fair value amounts are recorded in the November 29, 2003 condensed consolidated balance sheet as a reduction to long-term debt and an offsetting addition to other noncurrent liabilities. The floating interest rate for these two agreements is based on the six-month LIBOR, set in-arrears at end of each semi-annual period.

These swaps are fair-value hedges and qualify for hedge-accounting treatment using the “short-cut” method under the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Under this accounting treatment, the change in the fair value of the interest rate swap is equal to the change in value of the related hedged debt and, as a result, there is no net effect on earnings. These agreements require the company to pay floating-rate interest payments in return for receiving fixed-rate interest payments that coincide with the semi-annual payments to the debt holders at the same rate. The counterparties to these swap instruments are large major financial institutions which the company believes are of high-quality creditworthiness. While the company may be exposed to potential losses due to the credit risk of non-performance by these counterparties, such losses are not anticipated.

15. GUARANTEES, INDEMNIFICATIONS, AND CONTINGENCIES
Product Warranties
The company provides warranty coverage to the end-user for parts and labor on products sold. The standard length of warranty is 12 years; however, this varies depending on the product classification. The company does not sell or otherwise issue warranties or warranty extensions as stand-alone products. Reserves have been established for the various costs associated with the company’s warranty program. General warranty reserves are based on historical claims experience and other currently available information and are periodically adjusted for business levels and other factors. Specific reserves are established once an issue is identified with the amounts for such reserves based on the estimated cost to correct the problem.

Warranty matters identified, settlements made, and adjustments to the accrued warranty reserve for the three months ended November 29, 2003 were as follows.
(In Millions)

Accrual Balance - August 30, 2003	$ 17.1
Warranty matters identified during the period	2.0
Costs to correct during the period	(2.7)
Adjustments to accrual (1)	(0.2)

Accrual Balance - November 29, 2003	$ 16.2

(1)     Adjustments are primarily the result of revisions to the estimated remaining population of certain products that may require corrective costs.

Other Guarantees
During fiscal 2003, the company entered into an agreement to guarantee the debt of an independent contract furniture dealership. The maximum financial exposure assumed by the company as a result of this arrangement totaled $0.7 million as of November 29, 2003. In accordance with the provisions of FIN 45, the company originally recorded the estimated fair value of this guarantee during the third quarter of fiscal 2003. As of November 29, 2003, this guarantee is reflected under the caption “Other Liabilities” in the condensed consolidated balance sheet at $0.4 million, which approximates the original estimated fair value.

During the fourth quarter of fiscal 2003 the company entered into two separate standby letter of credit arrangements for purposes of guaranteeing the debt of two independent contract furniture dealerships. The company entered into a new standby letter of credit arrangement for purposes of guaranteeing the debt of another independent contract furniture dealership during the second quarter of fiscal 2004. At the point the company entered into these arrangements the estimated fair value of the guarantees, which equaled the maximum financial exposure assumed by the company, were recorded by the company in accordance with the provisions of FIN 45. As of November 29, 2003, these guarantees are reflected as a component of “Other Liabilities” in the condensed consolidated balance sheet at $0.9 million, which approximates the original estimated fair value.

The company is periodically required to provide performance bonds in order to do business with certain customers. These arrangements are common and generally have terms ranging between one and three years. The bonds are required to provide assurances to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies and the company is ultimately liable for claims that may occur against them. As of November 29, 2003, the company had a maximum financial exposure related to performance bonds totaling approximately $6.6 million. The company has had no history of claims nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company’s financial statements. Accordingly, no liability has been recorded.

The company has entered into standby letter of credit arrangements for the purpose of protecting various insurance companies against default on the payment of certain premiums and claims. A majority of these arrangements are related to the company’s wholly owned captive insurance company. As of November 29, 2003, the company had a maximum financial exposure from these insurance-related standby letters of credit totaling approximately $12.8 million. The company has had no history of claims nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company’s financial statements. Accordingly, no liability has been recorded.

Contingencies
The company leases a facility in the UK under an agreement that expires in June 2005. Under the terms of the lease, the company is required to perform the maintenance and repairs necessary to address the general dilapidation of the facility over the lease term. The ultimate cost of this provision to the company is dependent on a number of factors including, but not limited to, the future use of the facility by the lessor and whether the company chooses and is permitted to renew the lease term. The company has estimated the cost of these maintenance and repairs to be between $0 and $1 million, depending on the outcome of future plans and negotiations. Because of the uncertainty surrounding these factors, the company does not feel a reasonable accrual estimate can be made.

The company, for a number of years, has sold various products to the United States Government under General Services Administration (“GSA”) multiple award schedule contracts. Under the terms of these contracts, the GSA is permitted to audit the company’s compliance with the GSA contracts. The company has occasionally noted errors in complying with contract provisions. From time to time the company has notified the GSA of known instances of non-compliance (whether favorable or unfavorable to the GSA) once such circumstances are identified and investigated. The company does not believe that any of the errors brought to the GSA’s attention will adversely affect its relationship with the GSA. At any point in time, a number of GSA audits are either scheduled or in process. Management does not expect resolution of the audits or non-compliance notifications to have a material adverse effect on the company’s consolidated financial statements.

In the Subsequent Event footnote to the fiscal 2003 Form 10-K, the company reported its plan to reverse an accrued legal liability totaling approximately $5.2 million in the first quarter of fiscal 2004. The liability related to a lawsuit involving one of the company’s wholly owned contract furniture dealerships. The company’s intention to reverse the accrual was based on a favorable legal judgment issued in July 2003 by the Florida Court of Appeals. However, during the first quarter ended August 30, 2003, the plaintiff in the lawsuit filed for an appeal to the Supreme Court of Florida. As a result, the company did not reverse the accrual at that time as initially planned. During the second quarter ended November 29, 2003, the Supreme Court of Florida denied the plaintiff’s appeal. Based on this, the company reversed the accrual in the second quarter resulting in a $5.2 million pretax credit to “Operating Expenses”.

The company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the company’s consolidated financial statements.

16. INTERNAL REVENUE SERVICE SETTLEMENT
During fiscal 2002, the company entered into a settlement agreement with the Internal Revenue Service related to the disallowance of deductions for its corporate owned life insurance (“COLI”) policy loan interest and administrative fees. This settlement was for all years of the insurance programs since their inception in fiscal 1994.

The company’s settlement provided for the surrender of its COLI program policies. As a result, the company cancelled the related life insurance policies. The settlement agreement required the company to pay taxes and interest related to the disallowance of the deductions for the tax years between 1994 and 1999. As the company had previously reserved for the disallowance of these deductions, net earnings was not impacted during the quarter. Taxes and interest related to the settlement totaling $13.6 million were paid during the first quarter of fiscal 2003. As of November 29, 2003, remaining tax and interest payments totaling $1.8 million are expected to be made in early fiscal 2005.

17. REPORT OF MANAGEMENT
In the opinion of management, the accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position of the company as of November 29, 2003, and the results of its operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that affected the company’s financial condition and earnings during the periods included in the accompanying condensed consolidated financial statements.

Discussion of Current Business Conditions

During the second quarter we experienced some encouraging signs of an industry recovery. Customer visit activity increased throughout the quarter, and we secured several significant project wins during the period. Our average weekly order rate for the quarter reached the highest level since the fourth quarter of fiscal 2002. While sales for the quarter were lower on a year-over-year basis and up only slightly from the first quarter of this year, our ending backlog is the highest it has been since the first quarter of fiscal 2002.

Trends in the primary macro-economic indicators for our industry continue to be mixed. New office construction spending has remained relatively flat since the beginning of the fiscal year. Employment levels and corporate profits, however, are on the rise. Domestic industry order rates during the three months ended November 2003, as reported by The Business and Institutional Furniture Manufacturers Association (BIFMA), showed year-over-year growth for only the second time in 12 quarters. Although the growth in our domestic order rates lagged that of the broader industry during the quarter, we feel that we are well positioned to capture market share as the economic recovery continues.

We also experienced improved results in our international business during the second quarter. While a recession has continued to negatively impact the economies of Europe, new order activity at our United Kingdom operation, which represents our most dominant international presence, increased significantly in the quarter, both on a sequential and year-over-year basis. Additionally, we have continued to see strong results in Canada and Japan.

The competitive pricing environment remained challenging throughout the quarter. Higher domestic price discounting in the period accounted for a gross margin decline of more than 1% of sales as compared to the same period last year. Our strategy to counter this pressure includes utilizing innovative product design and differentiation to provide more value to our customers.

We made significant progress in our restructuring plan during the quarter. First, we successfully completed the sale of our Holland, Michigan Chair Plant facility. Second, our Holland, Michigan Formcoat operation has been moved, the leased facility has been vacated and the lease terminated. Finally, the move and consolidation of our Canton, Georgia operation is on schedule, and we expect to complete it during the second half of this fiscal year. As expected, we did experience some production inefficiencies as a result of the Canton move during the quarter. The Canton facility remains listed for sale.

Our purchasing and manufacturing teams have continued to find ways to lower costs and improve efficiency. This work has been especially important given the challenges of increased discounting and cost inefficiencies from the Canton move. In addition, expenses continue to be well managed.

We continue to closely monitor the performance of our owned and independent dealer network. We consider this network vital to the long-term success of our business. General economic and industry conditions in recent years have placed significant financial pressure on several of our dealers. We view the primary risks to our business resulting from these pressures as being the potential disruption of our distribution channels, the resulting adverse impact on our customers, and the credit risk associated with our dealer financing arrangements. While we cannot avoid these risks with certainty, our belief is that the overall condition of the dealer network is stable. Additionally, we believe the recorded reserves associated with our outstanding dealer notes receivable are adequate to cover the relative credit risks.

Sales for the third quarter are expected to be in the range of $320 million to $335 million. Earnings per share are expected to be in the range of $.05 and $.11, which includes restructuring charges of approximately $.03 per share.

We ended the quarter with a cash and equivalents balance of $207.3 million and we are confident in our financial flexibility. Overall we are encouraged and energized by the recent increase in business activity and feel well positioned financially to move forward in the pursuit of our strategic goals.

Analysis of Second Quarter Results

Consolidated Sales, Orders, and Backlog
Consolidated net sales for the second quarter totaled $330.3 million as compared to $357.3 million for the same period last year. This represents a year-over-year decline of 7.6%. Compared to the first quarter of this fiscal year, however, net sales increased approximately 1.8%. New orders for the second quarter were $357.8 million, increasing 1.6% from the same period last year and 10.5% from the first quarter. The backlog of unfilled orders at the end of the second quarter totaled $215.7 million, representing an increase of 11.0% from the same period last year and 14.6% from the first quarter.

The ending backlog is partially comprised of product that was shipped to our owned dealers and various governmental agencies during the quarter but not recorded as sales, as the shipments did not meet our revenue recognition guidelines. While this is a standard part of how we do business, this ending backlog was unusually high this quarter due to the general increase in order activity. As we have not yet recognized sales revenue on this product, its associated cost is reflected in our net inventory balance at the end of the quarter.

During the first quarter of fiscal year 2004, we purchased an additional interest in our Philadelphia-based dealership joint venture, OP Spectrum LLP (Spectrum), for $0.2 million. This purchase increased our ownership stake in the entity to 90%. As a result of the transaction, we began consolidating the dealership’s financial statements in August of this fiscal year. Prior to the transaction, we accounted for our investment on the equity method, with our proportion of the resulting gains or losses reported as a component of other income/expense on the condensed consolidated statements of operations. The consolidation of Spectrum increased our second quarter net sales by approximately $5.4 million.

Domestic Operations
Domestic net sales and orders for the second quarter totaled $282.4 million and $303.9 million, respectively. While sales declined 7.9% on a year-over-year basis, new orders improved 1.1% over the same period. Compared to the first quarter of this year, sales increased 1.4% and orders were up 8.7%. Higher discounting in the second quarter as compared to a year ago reduced our domestic net sales by approximately $4.6 million. Our expectation is that this pricing pressure will continue in the near-term.

By comparison, The Business and Institutional Furniture Manufacturer’s Association (BIFMA) reported a year-over-year estimated decline in U.S. office furniture shipments of approximately 0.7% for the three-month period ended November 2003 while estimated industry orders increased approximately 1.1% for the same period.

While the BIFMA data suggests our shipment levels have declined greater than the domestic industry as a whole, we believe it is difficult to draw conclusions about changes in relative market share based on short-term year-over-year comparisons. Instead, we remain consistent in our view that such conclusions may only be reached by comparing data over a period of several quarters.

International Operations
Our international business environment improved in the second quarter and, in fact, outperformed our domestic results on a percentage change basis. Net sales declined by 5.6% and new orders were up 4.5% for the second quarter in relationship to the same period last year. Both net sales and orders improved in comparison to the first quarter of this year with increases of 4.0% and 21.9%, respectively.

The improvement in our second quarter international results is attributable to continued growth in Canada and Japan along with a significant upturn in our United Kingdom business, which represents our largest marketplace outside the United States.

Restructuring Activities
Pretax restructuring expenses recorded during the second quarter totaled $4.4 million. The majority of these charges related to Canton. Expenses from this action included severance and outplacement benefits of $2.3 million and facility exit costs of $1.5 million. In addition, we recognized charges of approximately $1.5 million in connection with the consolidation of the Holland, Michigan Formcoat operation. Partially offsetting these expenses were net credits resulting principally from a gain on the sale of the Holland, Michigan Chair Plant assets. The Formcoat facility relocation has been completed and the Canton move is on schedule to be completed during the second half of this fiscal year. No net restructuring expenses were recognized in the second quarter of fiscal 2003.

We anticipate the remaining pretax restructuring charges resulting from the Canton and Formcoat moves to be approximately $4.5 million. We expect to recognize approximately $0.6 million of these costs during the third quarter of this year. The majority of the remaining expenses are expected to be recognized during the fourth quarter of fiscal 2004.

Our restructuring initiatives resulted in a cash outlay of $4.4 million in the second quarter. This compares to outflows of approximately $2.2 million in the second quarter of last year and $2.3 in the first quarter of this year. Future cash outflows resulting from our restructuring actions are expected to total between $7.5 million and $8.5 million, excluding potential future proceeds from the sale of our Canton facility.

During the second quarter we successfully completed the sale of our Holland Michigan Chair Plant. The carrying value of this facility had been previously written down to its estimated fair value of $5.2 million. Net proceeds from the sale totaled approximately $6.0 million, resulting in a gain of $0.8 million. This gain was recognized as a net reduction to our second quarter restructuring expenses.

Our Canton facility remains listed for sale. The carrying values of the Canton assets were previously reduced to their estimated fair market values and remain classified under the balance sheet caption, “Net property and equipment” at the end of the second quarter.

Financial Summary
The following table presents, for the periods indicated, the components of the company’s condensed consolidated statements of operations as a percentage of net sales.

	Three Months Ended		Six Months Ended
	November 29, 2003(1)	November 30, 2002	November 29, 2003(1)	November 30, 2002(1)

Net Sales	100.0%	100.0%	100.0%	100.0%

Cost of Sales	69.1	68.2	68.9	68.3

Gross Margin	30.9	31.8	31.1	31.7

Operating Expenses	24.5	26.0	25.4	26.0

Restructuring Charges	1.3	--	1.3	--

Operating Margin	5.1	5.8	4.4	5.6

Other Expense, net	0.8	0.8	0.8	0.9

Earnings Before Taxes	4.3	5.0	3.7	4.7

Income Tax Expense	1.6	1.7	1.3	1.6

Net Earnings	2.8%	3.3%	2.3%	3.1%

(1) Percentages do not foot due to rounding

Consolidated Gross Margin
Gross margin for the quarter, as a percent of sales, totaled 30.9% versus 31.8% for the same quarter last year. This decline in gross margin percentage was driven primarily by the $27.0 million year-over-year decline in consolidated net sales. Domestic discounting was higher during the second quarter than in the same period last year. The increased pricing pressure reduced gross margin by approximately $4.6 million or 1.4% of net sales.

The Canton consolidation also had a negative impact on our gross margin for the quarter. As a result of increased production inefficiencies, we incurred approximately $2 million of additional costs in the period. Although the impact of these inefficiencies is significant, it was anticipated and the project is progressing ahead of schedule.

Direct material costs as a percent of sales for the second quarter increased in comparison to the same period last year, which is partially attributable to the higher discounting previously mentioned. In addition, our product mix for the quarter was weighted more toward seating which has a higher relative material content than our other products. Both of these factors were offset to some extent by the continued focus on cost reductions and our commitment to the principles of the Herman Miller Production System (HMPS).

Direct labor expenses were down on a pure-dollar basis compared to the prior year second quarter, but were slightly higher as a percent of sales. The increase was driven by the inefficiencies from the Canton move, combined with the annual wage and benefit cost increases that went into effect during the first quarter and higher discounting. These increases were offset by the mix shift to seating this quarter, which has a higher material percentage but lower labor content.

Overhead spending for the second quarter declined, on a dollar basis, in relation to the prior year. The primary drivers of the decrease were lower pension and incentive bonus expenses. We also benefited from a higher allocation of costs to inventory as a result of increased quarter-end inventory levels.

The consolidation and rationalization of our supplier base was, over the past two fiscal years, a key component of our overall procurement strategy. Generally this effort, in connection with HMPS, has resulted in improved efficiency, costs, and reliability. Despite these benefits, the strategy does increase the risks associated with supplier transitions and, potentially, dependence upon fewer suppliers. We continue to seek financially strong suppliers interested in long-term business relationships to minimize the risk of interruption to our business.

Operating Expenses and Operating Earnings
Total operating expenses were $85.2 million in the second quarter compared to $92.8 million in the prior year. The current year includes the restructuring charges of $4.4 million as well as a $5.2 million benefit associated with the favorable settlement of a previously reserved lawsuit. Excluding these two items, operating expenses were down $6.8 million or 7.3% from the previous year primarily due to reductions in overall compensation, incentive bonus, pension, and depreciation expenses.

In the Subsequent Event footnote to the fiscal 2003 Form 10-K, we reported our plan to reverse an accrued legal liability totaling approximately $5.2 million in the first quarter of fiscal 2004. The liability related to a lawsuit involving one of our wholly owned contract furniture dealerships. Our intention to reverse the accrual was based on a favorable legal judgment issued in July 2003 by the Florida Court of Appeals. However, during the first quarter ended August 30, 2003, the plaintiff in the lawsuit filed for an appeal to the Supreme Court of Florida. As a result, we did not reverse the accrual at that time as initially planned. During the second quarter ended November 29, 2003, the Supreme Court of Florida denied the plaintiff’s appeal. Based on this, we reversed the accrual, resulting in a $5.2 million pretax credit to our second quarter operating expenses.

Operating earnings for the quarter totaled $16.8 million or 5.1% of net sales compared to $20.9 million or 5.8% of net sales in the prior year.

Other Income/Expense, Net Earnings, and Earnings Per Share
Net other expenses totaled $2.5 million compared to $3.0 million in the prior year. Current year interest expense is down due to lower overall debt levels from a year ago. In addition, the prior year amounts included $1.8 million in income from interest related to previous year tax audits and a $2.2 million pretax charge related to the impairment of an equity investment in our Philadelphia-based dealership.

The effective tax rate for the second quarter was 36.5% compared to 34.0% in the prior year. The lower rate in the prior year was driven by changes in tax reserves resulting from the completion of IRS audits. We expect our full-year fiscal 2004 effective tax rate to be between 36% and 37%.

Net earnings for the second quarter totaled $9.1 million or 2.8% of net sales. This compares to net earnings of $11.8 million or 3.3% of net sales in the prior year. Diluted earnings per share for the quarter totaled $0.12 as compared to $0.16 in the same period last year.

Financial Condition, Liquidity, and Capital Resources
The table below presents certain key cash flow and capital highlights for the periods indicated.

(In Millions)

	Six Months Ended
	November 29, 2003	November 30, 2002

Cash and cash equivalents, end of period	$207.3	$168.8
Short term investments	$8.6	$11.2
Cash generated from operating activities	$39.0	$105.4
Cash used for investing activities	$(8.2)	$(7.2)
Cash used for financing activities	$(10.4)	$(54.6)
Capital expenditures	$(14.8)	$(12.3)
Interest-bearing debt, end of period	$220.0	$231.8
Available unsecured credit facility, end of period (1)	$186.3	$189.8
Stock repurchased and retired	$(10.3)	$(47.8)
Restructuring-related cash outflows	$(6.7)	$(10.1)
(1) Amounts shown are net of outstanding letters of credit, which are applied against the company’s unsecured credit facility.

Cash and Cash Equivalents
At the close of the second quarter, cash and cash equivalents totaled $207.3 million as compared to $185.5 million at the end of fiscal 2003 and $168.8 million at the end of the prior year second quarter.

Cash Flow – Operating Activities
Cash flows provided from operating activities totaled $3.3 million in the second quarter, which included payments related to our restructuring actions totaling $4.4 million. In the same quarter last year, operating cash flows totaled $30.6 million. The year-over-year decrease was driven primarily by working capital changes, which resulted in a use of cash of approximately $23 million.

The cash flow usage in working capital during the second quarter was driven primarily by increases in inventory and accounts receivable. Inventory production increased in the second quarter in response to the growth in order rates. Additionally, the Canton move required a scheduled inventory build to facilitate the relocation plan. The increased investment in accounts receivable was driven by strong November sales primarily in our owned dealer network.

Despite the increase in the accounts receivable balance, collections have remained relatively strong. In fact, the days sales outstanding (DSO) in accounts receivable and inventory decreased 1.3 days from the same quarter in the prior year, to 51.2 days. We continue to monitor our accounts receivable and credit exposure very closely, and we believe the valuation allowance associated with accounts receivable at the end of the quarter is adequate to cover the risk of potential bad debts.

We strive to maintain efficiencies and cost savings by minimizing the amount of inventory on-hand under the Herman Miller Production System (HMPS), which is a lean manufacturing program. Accordingly, production is order-driven with raw materials purchased only as needed to meet order demands. In addition, the standard lead-time for the majority of our products is 10 to 20 days. As a result, inventory turns well over 20 times a year. These combined factors could cause inventory levels to appear relatively low in relation to sales volume.

Cash Flow – Investing Activities
Cash flows from investing activities resulted in $1.1 million use of cash in the second quarter compared to a $4.8 million use in the same period last year. The majority of these outflows in both periods related to capital expenditures, which totaled $9.3 million and $6.7 million in the current and prior year, respectively. Proceeds of approximately $6.0 million from the sale of the Holland, Michigan Chair Plant offset a significant portion of the cash outflows in the current quarter.

As of the end of the second quarter, we had outstanding commitments for future capital purchases of approximately $3.1 million. Our forecast of capital expenditures for the full fiscal year 2004 is expected to total between $30 million and $40 million. By comparison, fiscal year 2003 capital expenditures totaled $29.0 million.

Cash Flow – Financing Activities
Cash outflows from financing activities totaled $5.7 million in the second quarter as compared to $46.9 million in the same period last year. The most significant contributing factor to financing outflows was the repurchase of approximately 348,240 shares for $8.0 million at an average price of $23.12 per share during the quarter. By comparison, approximately 2.46 million shares were repurchased for a total of $42.6 million or $17.31 per share during the second quarter of last year.

Also included in the financing outflows were dividend payments totaling $2.7 million both in the current quarter as well as the comparable quarter last year.

At the end of the second quarter, interest-bearing debt totaled $220.0 million compared to $231.8 million at the end of the prior year second quarter. Two additional interest rate swap transactions were entered into during the quarter. The combined relative fair values of all of our interest rate swap instruments, which are recorded as an adjustment to long-term debt and other non-current assets or liabilities, were nominal at quarter end.

The next scheduled principal payment on our private placement notes is in the fourth quarter of fiscal 2004 for $13 million. We were in compliance with all provisions of our debt covenants again this quarter and expect to remain in compliance in the foreseeable future.

Our unsecured revolving credit facility provides for borrowings of up to $200 million. The only usage against this facility represented outstanding standby letters of credit which totaled $13.7 million at the end of the second quarter.

We believe cash on hand, cash generated from operations, and our credit facilities will provide adequate liquidity to fund near term and future business operations and capital needs. Given our relatively strong cash position, we are currently in the process of evaluating alternative strategies for the use of our cash balance. These alternatives include, but are not limited to, changing our current dividend rate, retirement plan contributions, and increased share repurchases.

Safe Harbor Provisions

Certain statements in this filing are not historical facts but are “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Furthermore, Herman Miller, Inc., undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise. Forward-looking statements include, but are not limited to, statements concerning the outcome of GSA audits and non-compliance notifications, timing of economic or industry recovery, dealer network health, supplier risk, future sales and earnings levels, future gross margin expectations, future operating expense ratios, future cash flows, future share repurchases, future capital expenditures, future tax rates, and future pension funding and related asset performance.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

During the first six months of fiscal 2004, there was no material change in foreign exchange risk or material impact of interest rates.

Item 4: Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures. The company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of November 29, 2003, have concluded that as of that date, the company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the company would be made known to them by others within the company.

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

HERMAN MILLER, INC.
PART II – OTHER INFORMATION

Item 1:	Legal Proceedings

Referred to in Notes to Condensed Consolidated Financial Statements.

Item 4:	Submission of Matters to a Vote of Security Holders

The annual meeting of the shareholders of the Company was held on September 29, 2003 at which:

(a)	The following nominees were elected to serve three-year terms on the Company’s Board of Directors by the following votes:

	Douglas D.	James R.	Thomas C.	Michael A.
	French	Kackley	Pratt	Volkema

For	59,970,308	60,410,658	59,954,831	60,080,295
Against	-	-	-	-
Withheld	1,309,496	869,146	1,324,973	1,199,509
Broker Non-Votes	-	-	-	-

The terms of office for incumbent Directors Mary Vermeer Andringa, J. Harold Chandler, Lord Brian Griffiths of Fforestfach, Brian C. Walker, Dr. E. David Crockett, C. William Pollard, Dorothy A. Terrell, and David O. Ulrich continued after the meeting.

(b)	Ernst & Young LLP was approved as the Company’s independent auditors for the fiscal year ended May 29, 2004, by the following votes:

Ratification of
Independent Auditors

For	60,317,520
Against	942,380
Withheld	19,904
Broker Non-Votes	-

Item 5:	Other Items

During the quarter ended November 29, 2003, the company’s Audit Committee pre-approved the following fees for services to be provided during the fiscal year by Ernst & Young LLP, the company’s independent auditor:

Audit Fees	$730,500
Audit Related Fees	$ 12,000
Tax Fees	$ 20,000
All Other Fees	$ -

Total	$762,500

The company’s Audit Committee also pre-approved an additional audit and audit related project and an additional tax project. While the scope of these services was pre-approved, the final fee arrangements are still in process and will be disclosed once finalized.

Item 6:	Exhibits and Reports on Form 8-K

(A) Exhibits

The following exhibits (listed by number corresponding to the Exhibit table as Item 601 in Regulation S-K) are filed with this Report:

10.v Swap Transaction Confirmation dated November 19, 2003.

10.w Swap Transaction Confirmation dated November 20, 2003.

31.1 Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B) Reports on Form 8-K

During the second quarter of fiscal 2004, the company furnished the following Form 8-K Current Reports to the Securities and Exchange Commission:

•	The company's Current Report on Form 8-K, dated September 17, 2003 (Commission File No. 001-15141) under Items 7 and 9.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

HERMAN MILLER, INC

Date: January 13, 2004	/s/ Michael A. Volkema
Michael A. Volkema Chief Executive Officer

Date: January 13, 2004	/s/ Elizabeth A. Nickels
Elizabeth A. Nickels Chief Financial Officer

EXHIBIT 10.v

SWAP TRANSACTION CONFIRMATION

Date:	November 19, 2003

To:	HERMAN MILLER, INC. 375 West 48th Street Zeeland, MI 49464-0302
From:	STANDARD FEDERAL BANK 208 South LaSalle Street, 208/214 Chicago, IL 60602 Re: Swap Transaction [No. INF 18847/25944]

Ladies/Gentlemen:

The purpose of this letter agreement is to set forth the terms and conditions of the Swap Transaction entered into between us on the Trade Date specified below (the “Swap Transaction”). This letter agreement constitutes a “Confirmation” as referred to in the ISDA Master Agreement specified below.

The definitions and provisions contained in the 2000 ISDA Definitions (as published by the International Swaps and Derivatives Association, Inc. (“ISDA”)), without regard to subsequent amendments or revisions thereto, are incorporated into this Confirmation. In the event of any inconsistency between those definitions and provisions of this Confirmation, this Confirmation will govern. Each party represents and warrants to the other that (i) it is duly authorized to enter into this Swap Transaction and to perform its obligations hereunder and (ii) the person executing this Confirmation is duly authorized to execute and deliver it.

1.     This Confirmation supplements, forms a part of, and is subject to, the ISDA Master Agreement in the form published by ISDA (the “Agreement”) as if you and we had executed that agreement (but without any Schedule thereto) and the Agreement shall be governed by and construed in accordance with the laws of the State of New York without reference to choice of law doctrine. In addition, you and we agree to use our best efforts to promptly negotiate, execute, and deliver an ISDA Master Agreement (as published by ISDA). Upon execution and delivery by you and us of that agreement (i) this letter agreement shall constitute a “Confirmation” as referred to in that agreement and shall supplement, form part of, and be subject to that agreement and (ii) all provisions contained or incorporated by reference in that agreement shall govern this Confirmation as expressly modified below.

2.     The terms of the particular Swap Transaction to which this Confirmation relates are as follows:

Notional Amount:	USD 50,000,000.00

Trade Date:	November 19, 2003

Effective Date:	November 21, 2003

Termination Date:	March 15, 2011

Fixed Amounts:

Fixed Rate Payer:	STANDARD FEDERAL BANK

Fixed Rate:	7.125%

Fixed Rate
Payer Payment Dates:	The 15th day of each March and September, commencing on March 15, 2004 to and including the Termination Date, subject to adjustment in accordance with the Modified Following Business Day Convention. (No Adjustment for Period End Dates)

Fixed Rate
Day Count Fraction:	30/360

Floating Amounts:

Floating Rate Payer:	HERMAN MILLER, INC.

Floating Rate Payer
Payment Dates:	The 15th day of each March and September, commencing on March 15, 2004, to and including the Termination Date, subject to adjustment in accordance with the Modified Following Business Day Convention.

Floating Rate Option:	USD-LIBOR-BBA (in arrears)

Designated Maturity:	6 months
Spread:	2.645%

Initial Floating Rate: (exclusive of Spread)	To be determined

Floating Rate
Determined:	2 New York and London Business Days prior to each Reset Date

Floating Rate
Day Count Fraction:	Actual/360

Reset Dates:	The first day each Calculation Period

Method of Averaging:	Inapplicable

Compounding:	Inapplicable

Business Days:	New York and London

Calculation Agent:	STANDARD FEDERAL BANK

3.     Offices:

(a)     The Office of the Fixed Rate Payer for this Swap Transaction is Chicago, IL.

(b)     The Office of the Floating Rate Payer for this Swap Transaction is Zeeland, MI.

4.     Account Details:

Payments to STANDARD FEDERAL BANK:

Payments to HERMAN MILLER, INC.:

       Please Advise

Other Provisions:

Assignment:	This Swap Transaction may be assigned only with prior written consent

Netting:	The parties hereto hereby agree that subparagraph (ii) of Part 2(c) of the Agreement shall not apply to any Swap Transaction

Please confirm that the foregoing correctly sets forth the terms and conditions of our agreement by responding within ten (10) Business Days by either (i) returning via telecopier an executed copy of this Confirmation to the attention of Keli Greenwood (fax number: (312) 855-5847/5852; telephone number: (312) 855-5844), or sending a telex to Keli Greenwood (telex no.:62734, answerback: ABN UW) substantially to the following effect: “We acknowledge receipt of your fax dated November 19, 2003 with respect to a Swap Transaction between HERMAN MILLER, INC. and STANDARD FEDERAL BANK with an Effective Date of November 21, 2003 and a Termination Date of March 15, 2011 and confirm that such fax correctly sets forth the terms of our agreement relating to the Swap Transaction described therein. Very truly yours, ______________________, by (specify name and title of authorized officer).”. Failure to respond within such period shall not affect the validity or enforceability of this Swap Transaction, and shall be deemed to be an affirmation of the terms and conditions contained herein, absent manifest error.

Yours sincerely,

STANDARD FEDERAL BANK

By:	/s/ Lily Levin	By:	/s/ Paul Ulmer

Name:	Lily Levin	Name:	Paul Ulmer

Title:	Assistant Vice President	Title:	Vice President

Confirmed as of the date first written:

HERMAN MILLER, INC.

By:	/s/ Joseph Nowicki

Name:	Joseph Nowicki

Title:	VP Finance & Treasurer

EXHIBIT 10.w

SWAP TRANSACTION CONFIRMATION

TO:	HERMAN MILLER, INC. ZEELAND
DATE:	20 November 2003
RE. OUR REF:	68825

The purpose of this letter agreement is to confirm the terms and conditions of the Transaction entered into between HERMAN MILLER, INC. and BANK ONE, NA (CHICAGO, ILLINOIS) on the Trade Date specified below. In addition, you and we have agreed to negotiate promptly and in good faith toward the execution of a Master Agreement (“Master Agreement”) as published by the International Swaps and Derivatives Association Inc. (“ISDA”), the terms of which will govern this Transaction. Until such time as you and we shall executive a Master Agreement, the terms set forth in the pre-printed form of such agreement (but without any Schedule thereto) shall apply as though incorporated herein by reference, and Cross Default shall apply with a Threshold Amount of $1,000,000 for each party, the Termination Currency shall be United States Dollars and the Governing Law shall be the laws of the State of New York (without reference to the choice of law doctrine). After such Mater Agreement is executed, the Threshold Amount, the Termination Currency and the Governing Law shall be those stated within the Schedule to the Master Agreement. This letter agreement shall evidence a complete and binding agreement between the parties until such time as the Master Agreement is executed, and upon its execution shall be incorporated therein and become a Confirmation thereunder. Terms used and not otherwise defined herein shall have their meaning as defined in the 2000 ISDA Definitions, as supplemented, (the “Definitions”), the definitions and provisions of which are incorporated herein. In the event of any inconsistency between the Definitions and this Confirmation, this Confirmation will govern. Each party irrevocably waives any and all right to trial by jury in any legal proceeding in connection with this Confirmation and the Transaction.

TYPE OF TRANSACTION: LIBOR-SET-IN-ARREARS INTEREST RATE SWAP

TERM

TRADE DATE:	19 November 2003

EFFECTIVE DATE:	21 November 2003

TERMINATION DATE FOR FIXED RATE PAYER:	5 March 2008

TERMINATION DATE FOR FLOATING RATE PAYER:	5 March 2008, subject to adjustment in accordance with the Modified Following Business Day Convention

NOTIONAL AMOUNT:	The following amounts corresponding to the following respective periods (dates subject to the Business Day Convention specified below):

	Period (from and including to but excluding)		Amount

	21 November 2003	5 March 2004	USD 15,000,000.00
	5 March 2004	5 March 2005	USD 12,000,000.00
	5 March 2005	5 March 2006	USD 9,000,000.00
	5 March 2006	5 March 2007	USD 6,000,000.00
	5 March 2007	5 March 2008	USD 3,000,000.00

FIXED AMOUNTS

FIXED RATE PAYER:	BANK ONE, NA (CHICAGO, ILLINOIS)

FIXED RATE PAYER
PAYMENT DATE(S):	Each 5 March, 5 September from and including 5 March 2004, to and including 5 March 2008, subject to adjustment in accordance with the Modified Following Business Day Convention. No Adjustment for Period End Dates

FIXED RATE:	6.52

FIXED RATE DAY
COUNT FRACTION:	30/360

ROUNDING CONVENTION:	As per the Definitions

BUSINESS DAYS:	London, New York

FLOATING AMOUNTS

FLOATING RATE PAYER:	HERMAN MILLER, INC.

FLOATING RATE PAYER
PAYMENT DATE(S):	Each 5 March, 5 September from and including 5 March 2004, to and including 5 March 2008, subject to adjustment in accordance with the Modified Following Business Day Convention

FLOATING RATE FOR INITIAL
CALCULATION PERIOD:	To Be Set (exclusive of spread)

SPREAD:	PLUS 325.25 bp

FLOATING RATE OPTION:	USD-LIBOR-BBA

DESIGNATED MATURITY:	6 Months

FLOATING RATE DAY COUNT
FRACTION:	Actual/360

RESET DATES:	The last day of each Calculation Period

ROUNDING CONVENTION:	As per the Definitions

BUSINESS DAYS:	London, New York

ADDITIONAL PROVISIONS

ADDITIONAL TERMINATION EVENT

It shall be an Additional Termination Event hereunder with respect to HERMAN MILLER, INC. (the “Affected Party”) if HERMAN MILLER, INC. and BANK ONE, NA (CHICAGO, ILLINOIS) fail to execute and deliver an ISDA Master Agreement (including a Schedule thereto) that is fully satisfactory in form and substance to BANK ONE, NA (CHICAGO, ILLINOIS) within 60 days from the Trade Date.

Furthermore, in addition to the representations deemed to be made by each of the parties pursuant to Section 3 of the Master Agreement, each party hereby represents and warrants to the other party as follows:

(a)	It qualifies as an “eligible contract participant” under the Commodity Exchange Act;

(b)

It is not relying (for purposes of making any investment decision or otherwise) upon any advice, counsel or representations (whether written or oral) of the other party to this confirmation, other than the representations expressly set forth in the Master Agreement and this confirmation;

(c)

It has consulted with its own legal, regulatory, tax, business, investment, financial and accounting advisors to the extent it has deemed necessary, and has made its own investment, hedging and trading decisions (including decisions regarding the suitability of this Transaction) based upon its own judgment and upon any advice from such advisors as it has deemed necessary and not upon any view expressed by the other party to this confirmation;

(d)

It has a full understanding of all the terms, conditions and risks (economic and otherwise) of this Transaction, and is capable of assuming and willing to assume (financially and otherwise) such risks;

(e)

It is entering into this Transaction for the purposes of managing its borrowings or investments, hedging its underlying assets or liabilities or in connection with a line of business, and not for purposes of speculation; and

(f)	It is entering into this Transaction as principal (and not as agent or in any other capacity, fiduciary or otherwise).

ACCOUNT DETAILS

Payments to HERMAN MILLER, INC. in USD:

      ***TO BE ADVISED***

Payments to BANK ONE, NA (CHICAGO, ILLINOIS) in USD:

PAY TO:	BANK ONE NA, CHICAGO
FOR THE ACCOUNT OF:	BANK ONE, NA (CHICAGO, ILLINOIS)
ATTN OR REF:	GLOBAL DERIVATIVES

Dealing with Confirmations on our behalf:
      Global Derivative Products 312-732-2148

Dealing with Settlements on our behalf:
      Global Derivative Products 312-732-4333

Please confirm that the foregoing correctly sets forth the terms of our agreement by executing this letter and returning all pages of this letter via facsimile to 312-336-4403/312-732-3465.

Yours sincerely,

BANK ONE, NA (CHICAGO, ILLINOIS)

By:	/s/ Antoinette E. Galvin

Name:	Antoinette E. Galvin

Title:	Assistant Vice President

Confirmed as of the date first written:

HERMAN MILLER, INC.

By:	/s/ Joseph Nowicki

Name:	Joseph Nowicki

Title:	VP Finance & Treasurer

RE: OUR REF:    68825

EXHIBIT 31.1

I, Michael A. Volkema, certify that:

1.     I have reviewed this quarterly report on Form 10-Q for the period ended November 29, 2003, of Herman Miller, Inc:

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

Date: January 13, 2004

/s/ Michael A. Volkema
Michael A. Volkema Chief Executive Officer

EXHIBIT 31.2

I, Elizabeth A. Nickels, certify that:

1.     I have reviewed this quarterly report on Form 10-Q for the period ended November 29, 2003, of Herman Miller, Inc:

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

Date: January 13, 2004

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

(1)

The quarterly report on Form 10-Q for the quarterly period ended November 29, 2003, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

(2)

The information contained in this quarterly report on Form 10-Q for the quarterly period ended November 29, 2003, fairly represents, in all material respects, the financial condition and results of operations of Herman Miller, Inc.

HERMAN MILLER, INC

Date: January 13, 2004	By:	/s/ Michael A. Volkema
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

(1)

The quarterly report on Form 10-Q for the quarterly period ended November 29, 2003, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

(2)

The information contained in this quarterly report on Form 10-Q for the quarterly period ended November 29, 2003, fairly represents, in all material respects, the financial condition and results of operations of Herman Miller, Inc.

HERMAN MILLER, INC

Date: January 13, 2004	By:	/s/ Elizabeth A. Nickels
Elizabeth A. Nickels Its: Chief Financial Officer