Form 10-Q
period 2004-02-28
MILLER HERMAN INC
filed 2004-04-13
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

X	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended February 28, 2004	Commission File No. 001-15141

HERMAN MILLER, INC.

A Michigan Corporation 855 East Main Avenue, Zeeland, MI 49464-0302	ID No. 38-0837640 Phone (616) 654 3000

Indicate by check mark whether the registrant

(1)	has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and

Yes [X]     No [__]

(2)	has been subject to such filing requirements for the past 90 days.

Yes [X]     No [__]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]     No [__]

Common Stock Outstanding at April 2, 2004 – 71,989,656 shares.

HERMAN MILLER, INC. FORM 10-Q
FOR THE QUARTER ENDED FEBRUARY 28, 2004
INDEX

Part I - Financial Information	Page No.

Item 1 Condensed Consolidated Balance Sheets -
February 28, 2004, and May 31, 2003	3

Condensed Consolidated Statements of Operations -
Three Months and Nine Months Ended February 28, 2004,
and March 1, 2003	4

Condensed Consolidated Statements of Cash Flows -
Nine Months ended February 28, 2004,
and March 1, 2003	5

Notes to Condensed Consolidated Financial Statements	6-16

Item 2 Management's Discussion and Analysis of
Financial Condition and Results of Operations	17-26

Item 3 Quantitative and Qualitative Disclosures
About Market Risk	27

Item 4 Controls and Procedures	27

Part II - Other Information

Item 1 Legal Proceedings	28

Item 2 Changes in Securities and Use of Proceeds	28

Item 3 Defaults Upon Senior Securities - None

Item 4 Submission of Matters to a Vote of Security Holders - None

Item 5 Other Items	28

Item 6 Exhibits and Reports on Form 8-K	29

Signatures	30

Exhibits	31-34

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	February 28, 2004	May 31, 2003		February 28, 2004	May 31, 2003
	(Unaudited)	(Audited)		(Unaudited)	(Audited)
ASSETS			LIABILITIES & SHAREHOLDERS' EQUITY
Current Assets:			Current Liabilities:
Cash and cash equivalents	$197.2	$185.5	Unfunded checks	$8.1	$12.1
Short-term investments	10.9	11.5	Current portion of long-term debt	13.0	13.6
Accounts receivable, net	130.9	125.6	Accounts payable	71.4	73.9
Inventories -			Accrued liabilities	166.0	137.6
Finished goods	14.1	13.5
Work in process	14.6	6.7	Total current liabilities	258.5	237.2
Raw materials	12.6	11.2

Total inventories	41.3	31.4	Long-term Liabilities:
Prepaid expenses and other	66.7	59.5	Long-term Debt, less current portion	208.5	209.4
			Pension Benefits	58.2	84.5
Total current assets	447.0	413.5	Other Liabilities	46.3	45.4

Property and Equipment, at cost	698.8	697.0
Less - accumulated depreciation	483.2	451.3
			Shareholders' Equity:
Net property and equipment	215.6	245.7	Common stock $.20 par value	14.5	14.6
			Retained earnings	253.2	250.5
Other Assets:			Accumulated other comprehensive loss	(57.5)	(62.6)
Notes receivable, net	4.1	4.6	Key executive stock programs	(10.5)	(11.5)
Goodwill	39.1	39.1
Intangible assets, net	5.2	6.3	Total Shareholders' Equity	199.7	191.0
Other noncurrent assets	60.2	58.3

			Total Liabilities and
Total Assets	$771.2	$767.5	Shareholders' Equity	$771.2	$767.5

        See accompanying notes to condensed consolidated financial statements

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	February 28, 2004	March 1, 2003	February 28, 2004	March 1, 2003
Net Sales	$329.6	$310.4	$984.4	$1,014.6

Cost of Sales	230.3	216.9	681.4	698.2

Gross Margin	99.3	93.5	303.0	316.4

Operating Expenses	84.8	85.5	251.1	268.9

Restructuring Expenses	1.1	0.3	9.4	0.6

Operating Earnings	13.4	7.7	42.5	46.9

Other Expenses (Income):
Interest Expense	3.2	3.9	10.9	11.8
Other, Net	0.1	(0.7)	(2.5)	(2.2)

Earnings Before Income Taxes	10.1	4.5	34.1	37.3

Income Tax Expense	2.3	1.5	11.1	12.7

Net Earnings	$7.8	$3.0	$23.0	$24.6

Earnings Per Share - Basic	$.11	$.04	$.32	$.33

Earnings Per Share - Diluted	$.11	$.04	$.31	$.33

Dividends Per Share	$.03625	$.03625	$.10875	$.10875

See accompanying notes to condensed consolidated financial statements.

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)
(Unaudited)

	Nine Months Ended
	February 28, 2004	March 1, 2003
Cash Flows from Operating Activities:
Net earnings	$23.0	$24.6
Depreciation and amortization	45.1	53.3
Restructuring charges / (credits)	(1.4)	(10.8)
Changes in current assets and liabilities	3.0	77.6
Impairment of equity investment	--	2.2
Pension benefits	(25.4)	(13.3)
Other, net	1.9	7.5

Net Cash Provided by Operating Activities	46.2	141.1

Cash Flows from Investing Activities:
Notes receivable issued, net	(1.6)	(2.0)
Short-term investment purchases	(9.0)	(1.9)
Short-term investment sales	9.3	2.1
Capital expenditures	(19.4)	(19.7)
Proceeds from sale of fixed assets	6.5	4.0
Net cash paid for acquisitions	(0.2)	--
Other, net	(0.7)	2.5

Net Cash Used for Investing Activities	(15.1)	(15.0)

Cash Flows from Financing Activities:
Net short-term debt repayments	--	(2.7)
Net long-term debt repayments	(1.8)	(0.6)
Dividends paid	(7.9)	(8.2)
Common stock issued	11.4	2.9
Common stock repurchased and retired	(25.2)	(56.1)

Net Cash Used for Financing Activities	(23.5)	(64.7)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	4.1	2.6

Net Increase in Cash and Cash Equivalents	11.7	64.0

Cash and Cash Equivalents, Beginning of Period	$185.5	$124.0

Cash and Cash Equivalents, End of Period	$197.2	$188.0

See accompanying notes to condensed consolidated financial statements.

HERMAN MILLER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared by Herman Miller, Inc. (“the company”), without audit, in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Management believes that the disclosures made in this document are adequate so as not to make the information presented misleading. Operating results for the nine-month period ended February 28, 2004, are not necessarily indicative of the results that may be expected for the year ending May 29, 2004. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company’s Form 10-K for the year ended May 31, 2003.

2. FISCAL YEAR

The company’s fiscal year ends on the Saturday closest to May 31. Fiscal 2004, the year ending May 29, 2004, will contain 52 weeks as did fiscal 2003, the year ended May 31, 2003. Both of the three-month periods ended February 28, 2004, and March 1, 2003, contained 13 weeks.

3. FOREIGN CURRENCY TRANSLATION

The functional currency for foreign subsidiaries is the local currency. The cumulative effects of translating the balance sheet accounts from the functional currency into the United States dollar at current exchange rates and revenue and expense accounts using average exchange rates for the period are included as a separate component of shareholders equity. Gains (losses) arising from remeasuring all foreign currency transactions into the appropriate functional currency, which were included in determining net earnings, totaled $(1.0) million and $0.7 million for the three months ended February 28, 2004, and March 1, 2003, respectively. For the nine months ended February 28, 2004, and March 1, 2003, the currency gain (loss) totaled $(0.6) million and $0.6 million, respectively.

4. COMPREHENSIVE INCOME/(LOSS)

Comprehensive income/(loss) consists of net earnings, foreign currency translation adjustments, minimum pension liability, and unrealized holding gains or losses on “available-for-sale” securities. Comprehensive income was approximately $11.3 million and $4.2 million for the three months ended February 28, 2004, and March 1, 2003, respectively. For the nine months ended February 28, 2004, and March 1, 2003, comprehensive income totaled $28.1 million and $28.0 million, respectively. The following presents the components of “Accumulated Other Comprehensive Loss” for the periods indicated.

(In Millions)

	Foreign Currency Translation Adjustments	Minimum Pension Liability	Unrealized Holding Period Gains/(Losses)	Total Accumulated Other Comprehensive Loss

Balance, June 1, 2002	$(19.0)	$(16.2)	$0.9	$(34.3)
Other comprehensive gain/(loss)
for fiscal year 2003	7.7	(36.1)	0.1	(28.3)

Balance, May 31, 2003	$(11.3)	$(52.3)	$1.0	$(62.6)
Other comprehensive gain/(loss)
for the nine months
ended February 28, 2004	5.4	--	(0.3)	5.1

Balance, February 28, 2004	$(5.9)	$(52.3)	$0.7	$(57.5)

5. COMMON STOCK AND EARNINGS PER SHARE

The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS).

	Three Months Ended		Nine Months Ended
	February 28, 2004	March 1, 2003	February 28, 2004	March 1, 2003
Numerators:
Numerator for both basic and diluted EPS, net
earnings (In Millions)	$7.8	$3.0	$23.0	$24.6

Denominators:
Denominator for basic EPS, weighted-average
common shares outstanding	72,684,875	73,346,082	72,801,498	74,612,531

Potentially dilutive shares resulting from stock option plans	543,684	318,900	321,129	335,749

Denominator for diluted EPS	73,228,559	73,664,982	73,122,627	74,948,280

Certain exercisable stock options were not included in the computation of diluted EPS at February 28, 2004, and March 1, 2003, because the option prices were greater than the average market prices for the period. The number of stock options outstanding, which meet this criterion, and the range of exercise prices for the three months ended February 28, 2004, and March 1, 2003, were 1,918,550 at $25.81 — $32.50 and 7,187,657 at $17.86 — $32.50, respectively. For the nine months ended February 28, 2004, and March 1, 2003, the number of stock options, which meet this criterion, and the range of exercise prices were 5,519,070 at $23.46 — $32.50 and 7,160,671 at $19.64 — $32.50, respectively.

Common stock activity for the three months ended February 28, 2004, and March 1, 2003, included the repurchase of approximately 608,239 shares for $14.9 million or $24.46 per share and 493,600 shares for $8.3 million or $16.91 per share in the respective periods. In addition, the issuance of 253,606 shares for $4.4 million (net of $0.7 million tax effect) and 94,652 shares for $0.9 million (net of $0.1 million tax effect) occurred as the result of stock-based benefit program activity during the respective three months ended February 28, 2004, and March 1, 2003.

6. ACQUISITION

During the first quarter of fiscal 2004, the company acquired, for $0.2 million, an additional ownership interest in OP Spectrum LLP, a contract furniture dealership based in Philadelphia, Pennsylvania. As a result of this transaction, which increased the company’s ownership interest to 90%, the dealership’s balance sheet and results of operations were consolidated in the company’s fiscal 2004 financial statements since the date of acquisition. Prior to the transaction, the company’s investment in this dealership was accounted for under the equity method, with the company’s proportionate share of resulting gains or losses reported as a component of other income/expense. Consolidation of this dealership impacted net sales and net earnings for the nine months ended February 28, 2004, by approximately $7.9 million and $(0.1) million, respectively. For the three months ended February 28, 2004, net sales increased $2.2 million and net earnings were reduced by approximately $0.3 million as a result of the consolidation.

7. STOCK-BASED COMPENSATION

The company accounts for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Under this method, which continues to be acceptable under Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement No. 123,” (SFAS 148), no compensation expense is recognized when stock options are granted to employees and directors at fair market value as of the grant date.

The following table illustrates the effect on net earnings and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) to stock-based employee compensation during the periods indicated with the Black-Scholes pricing model used for valuation of stock options.

(In Millions, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	February 28, 2004	March 1, 2003	February 28, 2004	March 1, 2003
Net earnings, as reported	$ 7.8	$ 3.0	$ 23.0	$ 24.6
Less: Incremental stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	2.6	2.8	7.8	8.3

Pro forma net earnings	$ 5.2	$ 0.2	$ 15.2	$ 16.3
Total stock-based employee compensation
expense included in net earnings, as
reported, net of related tax effects	$ 0.3	$ 0.3	$ 0.7	$ 0.8
Earnings per share:
Basic, as reported	$ .11	$ .04	$ .32	$ .33
Basic, pro forma	$ .07	$ .00	$ .21	$ .22
Diluted, as reported	$ .11	$ .04	$ .31	$ .33
Diluted, pro forma	$ .07	$ .00	$ .21	$ .22

8. RESTRUCTURING CHARGES

The following is a summary of the restructuring activities for the three months and nine months ended February 28, 2004. It should be read in conjunction with the company’s Form 10-K for the year ended May 31, 2003, which provides a description of the specific actions taken during fiscal 2002 and 2003. For purposes of this discussion, the restructuring actions taken during fiscal 2002 and 2003, as well as those taken in fiscal 2004, are referred to collectively as the “Plan.”

The following table presents the pretax restructuring charges / (credits), by category, recorded pursuant to the Plan.

(In Millions)

	Three Months Ended		Nine Months Ended
	February 28, 2004	March 1, 2003	February 28, 2004	March 1, 2003
Severance & Outplacement	$ 0.9	--	$ 6.4	--
Asset Impairments	--	--	(0.8)	(1.5)
Pension	(0.8)	--	(1.0)	--
Lease & Supplier Contract Terminations	--	--	1.2	0.3
Facility Exit Costs & Other	1.0	0.3	3.6	1.8

Total	$ 1.1	$0.3	$ 9.4	$ 0.6

During the first quarter of fiscal 2004, the company amended the Plan to include the closure and relocation of the Canton, Georgia manufacturing operations. The consolidation of these operations into existing available space located in Spring Lake, Michigan was completed in the third quarter ended February 28, 2004.

The restructuring charges recognized during the quarter ended February 28, 2004 primarily related to the Canton consolidation. The facility exit costs for the quarter consisted mainly of costs associated with the relocation of people and equipment from Georgia to West Michigan, plus continued building carrying costs on the Canton facility. The credits associated with pension benefits were due to the timing of required recognition of curtailment and settlement gains / losses. The recognition of these gains and losses is dependent upon when the related employees are terminated as well as when the employees withdraw their assets from the retirement plan.

Approximately 2,100 employees, across a wide range of job classifications, have been terminated as a result of the Plan. This includes approximately 300 employees from the company’s international operations.

Asset impairment charges recorded in connection with the Plan have been accounted for in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” or SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, as applicable. The impairment charges in connection with the Plan consisted of long-lived assets, including real estate, fixed assets and manufacturing equipment from the operations the company intends to transfer or discontinue. The assets were written-down to the lower of their carrying amounts or estimated fair values, less the disposition costs. Fair value estimates were determined by the company’s management, with the assistance of independent appraisers, and were based on estimated proceeds from sale.

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

The company’s Canton Georgia facility remains listed for sale. As a consequence of the Plan, this facility was previously written down to its expected fair value of $8.2 million. This carrying value remained classified under the caption “Net property and equipment” on the company’s condensed consolidated balance sheet as of the end of the third quarter.

Restructuring charges recognized pursuant to the Plan include certain estimated qualifying exit costs. Those costs, related to actions announced during and subsequent to fiscal 2003, were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146).

The following is a summary of the restructuring accrual activity since the beginning of the Plan. This summary does not include restructuring activity related to the impairment of fixed assets or the effect on the company’s employee retirement plans as these items are not accounted for through the restructuring accrual on the condensed consolidated balance sheet but are included as a component of “Restructuring Expenses” on the condensed consolidated statement of operations. In addition, facility costs associated with the movement of inventory and equipment, as well as employee relocation and training related to the consolidation of production processes, are recognized as incurred and are not included in the ending restructuring accrual balance.

(In Millions)

	Severance & Outplacement Costs	Lease & Supplier Contract Terminations	Facility Exit Costs & Other	Total

Accrual Balance, June 2, 2001	$--	$--	$--	$--
Restructuring Charges	30.5	6.1	8.9	45.5
Cash Payments	(24.5)	(2.6)	(4.2)	(31.3)

Accrual Balance, June 1, 2002	$6.0	$3.5	$4.7	$14.2
Restructuring Charges	4.0	0.3	1.1	5.4
Cash Payments	(8.1)	(2.5)	(3.8)	(14.4)

Accrual Balance, May 31, 2003	$1.9	$1.3	$2.0	$5.2
Restructuring Charges	6.4	1.2	3.6	11.2
Cash Payments	(5.4)	(1.3)	(4.0)	(10.7)

Accrual Balance, February 28, 2004	$2.9	$1.2	$1.6	$5.7

9. SUPPLEMENTAL CASH FLOW INFORMATION

Cash equivalents are purchased as part of the company’s cash management function and consist primarily of money market and time deposit investments, which are of high credit quality. All cash equivalents are considered “available-for-sale.” As of February 28, 2004, and May 31, 2003, the costs of these securities approximated their respective market values.

Cash payments/(refunds) for income taxes and interest were as follows.

(In Millions)

	Three Months Ended		Nine Months Ended
	February 28, 2004	March 1, 2003	February 28, 2004	March 1, 2003
Income taxes (refunded) paid, net	$(0.4)	--	$2.9	$(18.3)
Interest paid	$ 0.3	$0.5	$8.6	$ 9.1

10. SHORT-TERM INVESTMENTS

The company maintains a portfolio of short-term investments comprised of investment grade fixed-income securities. These investments are held by the company’s wholly-owned insurance captive and are considered “available-for-sale” as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, they have been recorded at fair market value based on quoted market prices, with the resulting net unrealized holding gains reflected as a component of comprehensive income/(loss). Net investment income recognized in the condensed consolidated statements of operations resulting from these investments totaled $0.2 million and $0.3 million before tax for the quarters ended February 28, 2004, and March 1, 2003, respectively. For the nine months ended February 28, 2004, and March 1, 2003, these amount totaled $0.4 million and $0.6 million, respectively.

The following is a summary of the carrying and market values of the company’s short-term investments as of February 28, 2004, and May 31, 2003.

(In Millions)

	February 28, 2004		May 31, 2003
	Cost	Market Value	Cost	Market Value
Government & government agency issued
debt securities [1]	$5.5	$6.2	$8.1	$9.0
Corporate bonds	4.7	4.7	2.4	2.5

	$10.2	$10.9	$10.5	$11.5

1Includes securities issued by both U.S. and foreign governments and government agencies. Some of these securities are development bonds issued by groups of member countries. All are U.S. dollar-denominated and are rated AA or above by Moody’s.

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

In March 2004, the Emerging Issues Task Force issued a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-01). In this consensus, the Task Force required certain quantitative and qualitative disclosures related to debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS 115 that are in an unrealized loss position at the balance sheet date but for which an other-than-temporary impairment has not been recognized. In addition, the Task Force developed a basic model in evaluating whether investments within the scope of EITF 03-01 have other-than-temporary impairment. The company is required to adopt the measurement provisions of EITF 03-01 in the second quarter of fiscal 2005. Adoption of EITF 03-01 is not expected to have a material impact on the company’s financial statements.

In December 2003, the FASB issued a revision to Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46(R)). This new rule requires that companies consolidate a variable interest entity if the company is subject to a majority of the risk of loss from the variable interest entity’s activities, or is entitled to receive a majority of the entity’s residual returns, or both. The company has no special purpose entities, as defined, nor has it acquired a variable interest in an entity where the company is the primary beneficiary since January 31, 2003. The provisions of FIN 46(R) currently are required to be applied as of the end of the first reporting period that ends after March 15, 2004 for the variable interest entities in which the company holds a variable interest that it acquired on or before January 31, 2003. Therefore, the company is required to adopt the provisions of FIN 46(R) at the end of the fourth quarter of fiscal 2004.

Based on current evaluations, the company is considered the primary beneficiary of two independent contract furniture dealerships which would require consolidation under FIN 46(R). The company’s variable interests in these entities are the result of subordinated debt to and guarantees on behalf of the independent dealerships that were created prior to January 31, 2003. The company is currently in the process of quantifying the effect of the adoption of FIN 46(R) which will be recorded as a cumulative effect adjustment as of May 29, 2004. At the end of January 2004, the identified variable interest entities had combined assets of $6.3 million and liabilities of $6.8 million, which includes debt to the company of approximately $3.5 million. Due to the company’s history of providing on-going subordinated financial support to these dealerships, through consolidation the company will be required to absorb all net losses of the variable interest entities in excess of the equity at the dealerships. The company will recognize all net earnings of these variable interest entities to the extent of recouping the company’s losses. Earnings in excess of the company’s losses will be attributed to equity owners of the dealerships and shown as minority interest on the company’s financial statements.

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

In January 2004, the FASB issued Staff Position No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP 106-1) in response to the Act that was signed into law on December 8, 2003. The Act introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree healthcare plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. As permitted under FSP 106-1, the measures of accumulated postretirement benefit obligation and net periodic postretirement benefit cost included in the condensed consolidated financial statements related to the company’s retiree healthcare plan have not been adjusted to reflect the effects of the Act. Currently, specific authoritative guidance on the accounting for the federal subsidy provided by the Act is pending. Once issued, this guidance may require the company to change previously reported information and to amend the plan in order to benefit from the Act.

13. OTHER INTANGIBLE ASSETS

Intangible assets are comprised of patents and trademarks and had a combined gross carrying value and accumulated amortization of $10.6 million and $5.4 million, respectively, as of February 28, 2004. As of May 31, 2003, these amounts totaled $10.6 million and $4.3 million, respectively. The company amortizes its intangible assets over periods ranging from 5 to 17 years.

Amortization expense related to intangible assets totaled approximately $0.2 million and $0.5 million for the three-month periods ended February 28, 2004, and March 1, 2003, respectively. For the nine months ended February 28, 2004, and March 1, 2003, amortization expense related to intangible assets totaled approximately $1.1 million and $1.6 million, respectively.

Estimated amortization expense for intangible assets as of February 28, 2004, for each of the succeeding fiscal years is as follows.

(In Millions)

Remaining 2004	$0.1
2005	$0.9
2006	$0.8
2007	$0.8
2008	$0.8

14. INTEREST RATE SWAP

In May 2002, the company entered into a fixed-to-floating interest rate swap agreement which expires March 6, 2006, effectively converting $40 million of fixed-rate private placement debt to a floating-rate basis. The fair value of this swap instrument as of February 28, 2004, was approximately $0.7 million. This amount is recorded in the February 28, 2004, condensed consolidated balance sheet as an addition to long-term debt and an offsetting addition to other noncurrent assets. As of February 28, 2004, the floating interest rate, which is based on the 90-day LIBOR, set in advance of each quarterly period, was approximately 3.6%.

In November 2003, the company entered into two additional fixed-to-floating interest rate swap agreements. One agreement which expires March 15, 2011, effectively converts $50 million of fixed-rate debt securities to a floating-rate basis. The fair value of this swap instrument as of February 28, 2004, was approximately $0.7 million. The second agreement which expires March 5, 2008, effectively converts $15 million of fixed-rate private placement debt to a floating-rate basis. The fair value of this swap instrument as of February 28, 2004, was approximately $0.1 million. These fair value amounts are recorded in the February 28, 2004, condensed consolidated balance sheet as an addition to long-term debt and an offsetting addition to other noncurrent assets. The floating interest rate for these two agreements is based on the six-month LIBOR, set in-arrears at the end of each semi-annual period.

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

Warranty matters identified, settlements made, and adjustments to the accrued warranty reserve for the three months ended February 28, 2004, were as follows.

(In Millions)

Accrual Balance - November 29, 2003	$ 16.2
Warranty matters identified during the period	2.4
Costs to correct during the period	(2.8)
Adjustments to accrual (1)	(0.6)
Accrual Balance - February 28, 2004	$ 15.2

(1)     Adjustments are primarily the result of revisions to the estimated remaining population of certain products that may require corrective costs.

Other Guarantees

The company has entered into two separate agreements to guarantee the debt of two independent contract furniture dealerships. In accordance with the provisions of FIN 45, the company initially recorded the estimated fair values of these guarantees. The maximum financial exposure assumed by the company as a result of these arrangements totaled $0.8 million as of February 28, 2004. The guarantees are reflected under the caption “Other Liabilities” in the condensed consolidated balance sheet as of February 28, 2004, at $0.5 million, which approximates their original estimated fair values.

The company has entered into three separate standby letter of credit arrangements for purposes of guaranteeing the debt of three independent contract furniture dealerships. At the point the company entered into these arrangements the estimated fair value of the guarantees, which equaled the maximum financial exposure assumed by the company, were recorded by the company in accordance with the provisions of FIN 45. As of February 28, 2004, these guarantees are reflected as a component of “Other Liabilities” in the condensed consolidated balance sheet at $0.8 million, which approximates the original estimated fair value.

The company is periodically required to provide performance bonds in order to do business with certain customers. These arrangements are common and generally have terms ranging between one and three years. The bonds are required to provide assurances to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies and the company is ultimately liable for claims that may occur against them. As of February 28, 2004, the company had a maximum financial exposure related to performance bonds totaling approximately $3.3 million. The company has had no history of claims nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company’s financial statements. Accordingly, no liability has been recorded.

The company has entered into standby letter of credit arrangements for the purpose of protecting various insurance companies against default on the payment of certain premiums and claims. A majority of these arrangements are related to the company’s wholly owned captive insurance company. As of February 28, 2004, the company had a maximum financial exposure from these insurance-related standby letters of credit totaling approximately $12.8 million. The company has had no history of claims nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company’s financial statements. Accordingly, no liability has been recorded.

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

In the Subsequent Event footnote to the fiscal 2003 Form 10-K, the company reported its plan to reverse an accrued legal liability totaling approximately $5.2 million in the first quarter of fiscal 2004. The liability related to a lawsuit involving one of the company’s wholly owned contract furniture dealerships. The company’s intention to reverse the accrual was based on a favorable legal judgment issued in July 2003 by the Florida Court of Appeals. However, during the first quarter ended August 30, 2003, the plaintiff in the lawsuit filed for an appeal to the Supreme Court of Florida. As a result, the company did not reverse the accrual at that time as initially planned. During the second quarter of fiscal 2004, the Supreme Court of Florida denied the plaintiff’s appeal. Based on this, the company reversed the accrual in the second quarter resulting in a $5.2 million pretax credit to “Operating Expenses”.

The company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the company’s consolidated financial statements.

16. INTERNAL REVENUE SERVICE SETTLEMENT

During fiscal 2002, the company entered into a settlement agreement with the Internal Revenue Service (“IRS”) related to the disallowance of deductions for its corporate owned life insurance (“COLI”) policy loan interest and administrative fees. This settlement was for all years of the insurance programs since their inception in fiscal 1994.

The company’s settlement provided for the surrender of its COLI program policies. As a result, the company cancelled the related life insurance policies. The settlement agreement required the company to pay taxes and interest related to the disallowance of the deductions for the tax years between 1994 and 1999. As the company had previously reserved for the disallowance of these deductions, net earnings was not impacted during the quarter. Taxes and interest related to the settlement totaling $13.6 million were paid during the first quarter of fiscal 2003. As of February 28, 2004, remaining tax and interest payments totaling $1.8 million are expected to be made in the fourth quarter of the current fiscal year.

17. INCOME TAXES

The effective tax rate for the three months ended February 28, 2004, and March 1, 2003, was 22.9% and 34.0%, respectively. The decline was caused by a reduction in the effective tax rate to a revised full year estimate of 32.5% from the second quarter full year estimate of 36.5% and resulted in a benefit of approximately $1.4 million or $0.02 per share in the third quarter. The lower effective tax rate is attributable to increased tax credits for fiscal 2003 and fiscal 2004, combined with favorable permanent book-to-tax differences from the filing of the tax return in February. Due to the nature of these items, this reduction is expected to impact only the current fiscal year with the company’s long-term effective tax rate anticipated to be in a range of 36% to 38%.

The IRS is currently in process of auditing tax years 1999 through 2001. It is anticipated that the IRS audit will be completed and settled by the end of the fourth quarter of fiscal 2004. At this time, the outcome of the IRS audit is uncertain, however, the company does not expect the outcome to result in additional tax reserves to the company.

18. REPORT OF MANAGEMENT

In the opinion of management, the accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position of the company as of February 28, 2004, and the results of its operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that affected the company’s financial condition and earnings during the periods included in the accompanying condensed consolidated financial statements.

Executive Business Overview

The principal focus of our business is to provide workplace solutions to our customers worldwide through the research, design, manufacture, and sale of office furniture products. These products include office furniture systems, seating, storage solutions, freestanding furniture, and casegoods. We also offer our end-user customers related services such as furniture asset management and office layout design. Our products and services are offered to the majority of our customers under standard trade credit terms of between 30 and 45 days and are sold through the following major channels.

•	Independent Contract Furniture Dealers and Licensees– The majority of our product sales are made to a network of independently owned and operated contract furniture dealerships doing business in more than 40 countries. These dealers purchase our products and distribute them to the end customer. Many of these dealers offer furniture related services including product installation. We recognize revenue on product sales through this channel once the related product is shipped and title passes to the dealer.
•	Owned Contract Furniture Dealers – We own and operate 11 contract furniture dealerships. The financial results of these owned dealers are included in our consolidated financial statements. Product sales to these dealerships are eliminated as inter-company transactions from our consolidated financial results. Product and service revenue is recognized only when the dealership completes delivery of product and related services to the end customer.
•	Direct Customer Sales – Product and service sales may occur directly to the end customer without an intermediary sale to a contract dealership. In most instances, we contract separately with a dealership or third-party installation company to provide sales related services to the customer. We recognize revenue on these sales once the related product is shipped and related installation is substantially complete.

Our owned and independent dealer network is considered one of the most important competitive factors, vital to the long-term success of our business. General economic and industry conditions in recent years have placed significant financial pressure on several of our dealers. We view the primary risks to our business resulting from these pressures as being the potential disruption of our distribution channels, the resulting adverse impact on our customers, and the credit risk associated with our dealer financing arrangements. While we cannot avoid these risks with certainty, our belief is that the overall condition of the network is stable and our reserves are adequate to cover the credit risk.

We are committed to developing aesthetically and functionally innovative new products and have a history of doing so. We believe our skills and experience in matching problem-solving furniture design with the workplace needs of our customers provide us with a competitive advantage in the marketplace. An important component of our business strategy is to actively pursue a program of new product research, design, and development. We accomplish this through the use of an internal research and design staff as well as external design resources that are generally compensated on a royalty basis.

We manufacture our products using a system of lean manufacturing techniques collectively referred to as the Herman Miller Production System (HMPS). One key element of our manufacturing strategy has been to limit fixed production costs by sourcing component parts from strategic suppliers. This strategy has allowed us to increase the variable nature of our cost structure while at the same time retaining proprietary control over those production processes that we believe provide us a competitive advantage. As a result of this strategy, our manufacturing operations are largely assembly-based. Additionally, during fiscal years 2002 and 2003, we actively pursued a program of supplier rationalization and consolidation in an effort to reduce procurement costs and improve quality levels. Generally this effort, in connection with HMPS, has resulted in improved efficiency, costs, and reliability. Despite these benefits, the strategy does increase the risks associated with supplier transitions and dependence upon fewer suppliers. We continue to seek financially strong suppliers interested in long-term business relationships to minimize the risk of interruption to our business.

We strive to maintain efficiencies and cost savings by minimizing the amount of inventory on-hand under HMPS. Accordingly, production is order-driven with raw materials purchased as needed to meet order demands. The standard lead-time for the majority of our products is 10 to 20 days. As a result, inventory turns well over 20 times a year. These combined factors could cause our inventory levels to appear relatively low in relation to sales volume.

Our primary domestic manufacturing operations are located in Michigan and Georgia. We also have a significant manufacturing presence in the United Kingdom, which represents our largest marketplace outside the United States. In addition to sales in the United Kingdom, our products are sold internationally through wholly owned subsidiaries in Canada, France, Germany, Italy, Japan, Mexico, and the Netherlands. Our products are offered elsewhere in the world primarily through independent dealerships.

We believe that respecting the environment in the way we do business is simply the right thing to do and we are committed to developing sustainable business practices. Sustainability demands that we pay attention to the entire life cycle of our products. We develop strategies that enable us to move toward sustainability while enhancing the value offered to our customers. We measure and monitor progress toward our environmental goals as a key metric of our business success.

While the office furniture industry is subject to a multitude of macro-economic influences, we generally consider the following to be the leading economic indicators of our industry’s performance.

•  Corporate Profitability
•  White-Collar Employment
•  New Office Construction Starts
•  Office Space Vacancy Rates

The Business and Institutional Furniture Manufacturers Association (BIFMA) is the trade association for the U.S. domestic office furniture industry. We closely monitor the trade statistics reported by BIFMA and consider them among the key indicators of industry-wide sales and order performance. We also analyze BIFMA statistical information over several quarters as a benchmark comparison against the performance of our domestic business. Finally, BIFMA regularly provides its members with industry forecast information, which we utilize internally as one of many considerations in our short and long-range planning process.

Discussion of Current Business Conditions

Last quarter we reported that we were pleased to see some encouraging signs of an industry recovery. During our third quarter, these signs continued. Both trade orders for the period and ending backlog were significantly improved over the prior year. The level of overall business activity, as measured by client visits to our West Michigan headquarters, continues to show year-over-year improvement. Perhaps most encouraging is the fact that sales for the quarter showed growth over the prior year. This is the first time we have been able to report year-over-year sales growth since the third quarter of fiscal 2001.

The macro-economic outlook for our industry is more positive than it has been in the last several years. Office worker unemployment levels have decreased from the prior year and corporate profits are improving. While we are still not seeing growth in new office construction, the most recent BIFMA forecast indicates an expectation that it will improve beginning in the latter part of calendar year 2004. Additionally, office space vacancy rates in the U.S. appear to be declining. Domestic industry order levels for the three months ended February 2004, as reported by BIFMA, showed year-over-year growth for the third consecutive quarter. This industry order trend is an encouraging sign and we were especially pleased to report third quarter order growth that outpaced the domestic industry as a whole.

Our international business results were a highlight for the third quarter. We posted positive net earnings for the second consecutive quarter and order and sales levels were up over the prior year. Changes to exchange rates, reflecting continued weakening of the U.S. Dollar, did result in an increase in our international sales and orders for the period relative to the prior year. Even with this exchange rate impact excluded, however, our international operations reported year-over-year growth in both sales and orders. Specifically, we continued to see strong performance at both our Canadian and Japanese subsidiaries. Most encouraging, however, was a significant increase in order activity at our business in the United Kingdom.

As expected, the competitive pricing environment remained challenging throughout the quarter. Higher domestic price discounting in the third quarter as compared to a year ago reduced our consolidated gross margin by more than 1% of net sales. While the impact of increased discounting continues to pressure sales and profitability, it did improve slightly from the second quarter of this year. Our strategy to counter this pressure includes utilizing innovative product design and differentiation to provide more value to our customers.

We have continued to invest heavily in innovation. During the third quarter we incurred research and development expenses, exclusive of royalty payments to independent designers, of $8.5 million. This compares to $7.6 million in the prior year third quarter. Our new product development program remains a top priority and we are excited about what we currently have in the development pipeline. Our MirraTM chair, which was launched in the first quarter of this fiscal year, has continued to outperform our expectations. Order volumes for this chair are well ahead of our business plan and we have seen interest from customers around the world. In fact, over 20% of our Mirra orders this year have come from international markets.

During the quarter we completed the move and consolidation of our Canton, Georgia operation into one of our existing West Michigan manufacturing facilities. The Canton move was the last of our remaining previously announced restructuring actions resulting from the industry downturn. As we expected, the Canton move did result in some cost inefficiencies that negatively impacted our gross margin in the third quarter. While we are still on a learning curve in connection with the transition, we expect to begin seeing some of the planned cost savings of the move during the fourth quarter of this year.

The Canton move accounted for the majority of the restructuring expenses recognized in the third quarter. Due to the rules associated with accounting for restructuring activities, we have not yet fully recognized all of the expenses related to our previously announced restructuring actions. We will recognize these remaining expenses, which are primarily related to building carrying costs and employee benefits, as they are incurred.

During the third quarter we experienced an increase in the price of steel which is a key material used in the manufacture of many of our products. While this increase did not have a significant impact on our gross margin for the current quarter, we expect the impact in our upcoming fourth quarter to be more significant (i.e. an increase in direct material costs of between $1.5 million and $2.0 million as compared to the prior year fourth quarter). In an effort to counter this and other cost pressures in general, our purchasing and manufacturing teams are continuing to look for ways to lower costs and improve efficiency through both strategic sourcing and HMPS.

We expect sales for the fourth quarter of fiscal 2004 to be in the range of $335 million to $355 million. Earnings per share are expected to be in the range of $.10 and $.15, which includes restructuring charges of approximately $.02 per share. This guidance does not include the impact of the adoption of FIN 46 as defined and discussed in Note 12 to the Condensed Consolidated Financial Statements.

Analysis of Third Quarter Results

The following table presents certain key highlights from the results of operations for the periods indicated.

	Three Months Ended			Nine Months Ended
	February 28, 2004	March 1, 2003	Percent Change	February 28, 2004	March 1, 2003	Percent Change
Net Sales	$ 329.6	$ 310.4	6.2%	$984.4	$ 1,014.6	(3.0)%
Gross Margin	99.3	93.5	6.2%	303.0	316.4	(4.2)%
Operating Expenses	84.8	85.5	(0.8)%	251.1	268.9	(6.6)%
Restructuring Expenses	1.1	0.3	266.7%	9.4	0.6	1466.7%
Operating Earnings	13.4	7.7	74.0%	42.5	46.9	(9.4)%
Net Earnings	7.8	3.0	160.0%	23.0	24.6	(6.5)%
Earnings per share - diluted	0.11	0.04	175.0%	0.31	0.33	(6.1)%
Orders	309.9	282.1	9.9%	991.5	980.1	1.2%
Backlog	196.0	166.1	18.0%

Consolidated Sales, Orders, and Backlog

Consolidated net sales for the third quarter totaled $329.6 million as compared to $310.4 million for the same period last year. This represents a year-over-year increase of 6.2%. The improvement over the prior year is largely attributed to the strengthening of certain economic indicators that drive the office furniture industry. On a sequential basis, net sales were relatively consistent with a decline of 0.2% from the second quarter of this fiscal year. This consistency in sequential quarter sales is viewed favorably considering the third quarter traditionally has lower sales volume due to the holidays.

New orders for the third quarter were $309.9 million, increasing 9.9% from the same period last year and declining 13.4% from the second quarter. The backlog of unfilled orders at the end of the third quarter totaled $196.0 million, representing an increase of 18.0% from the same period last year and decline of 9.1% from the second quarter. The decline in orders from the second quarter was expected due to the traditional holiday slowdown. This reduction in order levels between periods contributed to the decline in backlog from the end of the second quarter.

During the first quarter of fiscal year 2004, we purchased an additional interest in our Philadelphia-based dealership joint venture, OP Spectrum LLP (Spectrum), for $0.2 million. This purchase increased our ownership stake in the entity to 90%. As a result of the transaction, we began consolidating the dealership’s financial statements in August of this fiscal year. Prior to the transaction, we accounted for our investment on the equity method, with our proportion of the resulting gains or losses reported as a component of other income/expense on the condensed consolidated statements of operations. The consolidation of Spectrum increased our third quarter net sales by approximately $2.2 million.

Domestic Operations

Domestic net sales and orders for the third quarter totaled $275.6 million and $253.5 million, respectively. On a year-over-year basis, net sales increased 4.6% while new orders improved 9.6%. Net sales and orders declined from the current year second quarter levels by 2.4% and 16.6%, respectively.

By comparison, BIFMA reported a year-over-year estimated increase in U.S. office furniture shipments of approximately 1.8% for the three-month period ended February 2004 while estimated industry orders increased approximately 3.5% for the same period.

While the BIFMA data suggests our shipment levels have grown greater than the domestic industry as a whole, we believe it is difficult to draw conclusions about changes in relative market share based on short-term year-over-year comparisons. Instead, we remain consistent in our view that such conclusions may only be reached by comparing data over a period of several quarters.

International Operations

Our international business environment continued to improve in the third quarter, reporting an increase over the same period in the prior year and the second quarter of this year. International net sales and orders for the third quarter totaled $54.0 million and $56.4 million, respectively. This represents an increase over the prior year third quarter of 15.2% in net sales and 10.9% in orders. In comparison to the second quarter of this year, net sales increased 12.8% and new orders were up 4.9%.

The international results for third quarter sales and orders include the positive effects of foreign exchange rates, but even excluding the currency impact, year-over-year and sequential quarter growth was still realized. The improvement in our third quarter results is attributed to continuing growth in Canada and Japan, combined with a substantial increase in project business in the United Kingdom.

Restructuring Activities

Pretax restructuring expenses recorded during the third quarter totaled $1.1 million as compared to $0.3 million a year ago. These charges were primarily associated with the relocation of our Canton operation. Expenses from this action included severance and outplacement benefits of $0.9 million and facility exit costs of $1.0 million. Partially offsetting these charges was $0.8 million of income associated with pension benefits for employees terminated as a result of the restructuring plan.

The Canton move was completed in the third quarter. Restructuring charges will continue to be recognized, however, as the final costs are incurred. We anticipate the remaining pretax restructuring charges to be in a range of $3 million to $4 million. We expect to recognize approximately $1.5 million of these costs during the fourth quarter of this year. The majority of the remaining expenses relate to employee benefit and building carrying costs which are expected to be recognized throughout fiscal 2005.

Our Canton facility remains listed for sale. The carrying values of the Canton assets were previously reduced to their estimated fair market values totaling $8.2 million and remain classified under the balance sheet caption, “Net property and equipment” at the end of the third quarter.

Financial Summary

The following table presents, for the periods indicated, the components of the company’s condensed consolidated statements of operations as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	February 28, 2004	March 1, 2003	February 28, 2004(1)	March 1, 2003

Net Sales	100.0%	100.0%	100.0%	100.0%

Cost of Sales	69.9	69.9	69.2	68.8

Gross Margin	30.1	30.1	30.8	31.2

Operating Expenses	25.7	27.5	25.5	26.5

Restructuring Charges	0.3	0.1	1.0	0.1

Operating Margin	4.1	2.5	4.3	4.6

Other Expense, net	1.0	1.0	0.9	0.9

Earnings Before Taxes	3.1	1.5	3.4	3.7

Income Tax Expense	0.7	0.5	1.1	1.3

Net Earnings	2.4%	1.0%	2.3%	2.4%

(1) Percentages do not foot due to rounding

Consolidated Gross Margin

Gross margin, as a percentage of sales, for the third quarter was the same as last year at 30.1%, but declined from 30.9% in the second quarter of this year. Despite the increase in sales over the prior year, the gross margin percentage for the quarter was flat primarily due to the negative impact of greater price discounting, Canton move inefficiencies, and higher incentive compensation. Pricing pressures continued in the third quarter with higher discounting reducing gross margin by approximately $4.5 million or 1.4% of net sales. The level of discounting did improve slightly in comparison to the levels experienced in the second quarter of this fiscal year.

Direct material costs, as a percent of sales, for the third quarter increased slightly in comparison to the same period last year, which is partially attributable to the higher discounting previously mentioned. In addition, our product mix for the quarter was weighted more toward seating which has a higher relative material content than our other products. There was also a favorable LIFO inventory adjustment in the prior year of $0.8 million that reduced material costs last year. These factors were offset, to some extent, by the continued efforts of our procurement and supply-chain management teams to lower costs with suppliers.

During the quarter, we began to see a slight year-over-year increase in steel costs as a result of the recent increases in market pricing. Based on our contracts and long-term relationships we were able to limit, to a large extent, the impact of these market price increases on our third quarter gross margin. We do anticipate, however, the impact of rising steel costs to approximate $1.5 million to $2.0 million in the fourth quarter. This issue is being monitored closely to evaluate the potential impact on our pricing strategy and to identify ways to offset these increases through our on-going implementation of HMPS.

Direct labor expenses, as a percent of sales, were up in comparison to the prior year third quarter. This increase was driven by the inefficiencies from the Canton move, combined with the annual wage and benefit cost increases that went into effect at the beginning of this fiscal year. Additionally, higher discounting as compared to the prior year played a role in the relative increase in the direct labor percentage. These increases were partially offset by the mix shift to seating this quarter, which has a higher material percentage but lower labor content.

The Canton relocation continued to negatively impact our gross margin for the quarter. As a result of increased production inefficiencies, we incurred approximately $1.0 million of additional costs in the period. Although the impact of these inefficiencies has been significant, they were anticipated. With the move now complete, some learning curves are anticipated in order to heighten productivity, but some margin improvements are expected to be realized in the fourth quarter.

Overhead expenses, on a pure dollar basis, for the third quarter increased in relation to the prior year due to higher incentive compensation which varies based on performance measures. Excluding the increase in incentive compensation, overhead expenses were lower than the prior year due to depreciation, occupancy, and other cost reductions as a result of our restructuring efforts.

Operating Expenses and Operating Earnings

Operating expenses totaled $84.8 million in the third quarter compared to $85.5 million in the prior year. This improvement is largely attributed to reductions in overall compensation and depreciation expenses as a result of our restructuring efforts. A reduction of accounts receivable reserves and insurance-related reserves in the third quarter also contributed to the decline in operating expenses on a year-over-year basis. Refer to the Cash Flow from Operating Activities section for further discussion regarding the reduction in accounts receivable reserves. The decline in the insurance reserves was the result of an annual actuarial valuation of the claims liability related to the company’s wholly-owned insurance captive. Similar to overhead, a year-over-year increase in incentive compensation expenses partially offset these positive factors in the third quarter. Operating expenses are expected to be higher in the fourth quarter due to traditional increases in marketing and promotional spending in anticipation of new product launches at the annual NeoCon trade show.

The inclusion of Spectrum’s financial statements in our consolidated third quarter results, added $1.2 million in operating expenses. The prior year financial statements did not include comparable expenses.

Operating earnings for the quarter totaled $13.4 million or 4.1% of net sales compared to $7.7 million or 2.5% of net sales in the prior year.

Other Income/Expense, Net Earnings, and Earnings Per Share

Net other expenses totaled $3.3 million compared to $3.2 million in the prior year. The main contributing factor to the year-over-year increase in expense was a foreign currency loss of $1.0 million in the third quarter versus a gain of $0.7 million in the prior year. The foreign currency loss was primarily due to the impact of currency movements on our non-functional currency cash reserves in the United Kingdom and Mexico. This increase was partially offset by a reduction in interest expense due to lower overall debt levels from a year ago and savings on our interest rate swap arrangements.

The effective tax rate for the third quarter was 22.9% compared to 34.0% in the prior year. The decline was caused by a reduction in our effective tax rate to a revised full year estimate of 32.5% from the second quarter full year estimate of 36.5% and resulted in a benefit of approximately $1.4 million or $0.02 per share in the third quarter. The lower effective tax rate is attributable to increased tax credits for fiscal 2003 and fiscal 2004, combined with favorable permanent book-to-tax differences from the filing of our tax return in February. Due to the nature of these items, this reduction is expected to impact only the current fiscal year with our long-term effective tax rate anticipated to be in a range of 36% to 38%.

The IRS is currently in process of auditing tax years 1999 through 2001. It is anticipated that the IRS audit will be completed and settled by the end of the fourth quarter of fiscal 2004. At this time, the outcome of the IRS audit is uncertain, however, we do not expect the outcome to result in additional tax reserves.

Net earnings for the third quarter totaled $7.8 million or 2.4% of net sales. This compares to net earnings of $3.0 million or 1.0% of net sales in the prior year. Diluted earnings per share for the quarter totaled $0.11 as compared to $0.04 in the same period last year. The current year third quarter diluted earnings per share includes $.01 per share of restructuring expenses, net of tax.

Financial Condition, Liquidity, and Capital Resources

The table below presents certain key cash flow and capital highlights for the periods indicated.

(In Millions)

Nine Months Ended
	February 28, 2004	March 1, 2003
Cash and cash equivalents, end of period	$ 197.2	$ 188.0
Short term investments	$ 10.9	$ 11.0
Cash generated from operating activities	$ 46.2	$ 141.1
Cash used for investing activities	$ (15.1)	$ (15.0)
Cash used for financing activities	$ (23.5)	$ (64.7)
Restructuring-related cash outflows	$ (10.7)	$ (11.3)
Capital expenditures	$ (19.4)	$ (19.7)
Stock repurchased and retired	$ (25.2)	$ (56.1)
Interest-bearing debt, end of period	$ 221.5	$ 233.0
Available unsecured credit facility, end of period (1)	$ 186.3	$ 189.8

(1) Amounts shown are net of outstanding letters of credit, which are applied against the company’s unsecured credit facility.

Cash and Cash Equivalents

At the close of the third quarter, cash and cash equivalents totaled $197.2 million as compared to $185.5 million at the end of fiscal 2003 and $188.0 million at the end of the prior year third quarter.

Cash Flow – Operating Activities

Cash flows provided from operating activities totaled $7.2 million in the third quarter versus $35.7 million in the same quarter last year. Significant factors affecting the operating cash flow results for the quarter were voluntary contributions to the company’s employee pension fund and payments related to previously announced restructuring initiatives. Pension contributions totaled $26 million in the current quarter in comparison to $15 million last year. Third quarter restructuring related payments totaled $4.0 million as compared to $1.3 million in the prior year quarter. Future cash outflows resulting from our restructuring actions are expected to total between $4 million and $6 million, excluding potential future proceeds from the sale of our Canton facility. The majority of the future cash outflows are expected to be completed within the next 24 months.

Working capital changes resulted in an increase to cash flows from operating activities of $15.6 million in the current quarter and $29.2 million in the prior year quarter. The cash flows derived from working capital during the third quarter were driven primarily by a reduction in inventory and an increase in accrued liabilities. In the second quarter of this year, inventory production had increased in response to the growth in order rates and a scheduled inventory build to facilitate the Canton relocation. During the third quarter, a majority of the second quarter orders were shipped and the Canton-related inventory was reduced as the move was completed. Inventory levels at the end of the third quarter were higher in comparison to the previous year-end due to the remaining unshipped inventory resulting from the second quarter inventory build. The increase in accrued liabilities is attributed primarily to the timing of customer deposits, accrued compensation, tax liabilities, and interest payable.

Accounts receivable collections remained relatively strong during the third quarter. Days sales outstanding (DSO) in accounts receivable and inventory decreased 1.7 days from the same quarter in the prior year, to 53.6 days. In addition, strong cash collections contributed to a significant decline in the over 90 day balance which resulted in the reduction of bad debt reserves in the third quarter. We continue to monitor our accounts receivable and credit exposure very closely, and we believe the valuation allowance associated with accounts receivable at the end of the quarter is adequate to cover the risk of potential bad debts.

On a year-to-date basis, cash flows generated from operations totaled $46.2 million compared to $141.1 million in the prior year. In addition to the pension contributions previously discussed, the following is a summary of the most significant factors impacting year-to-date operating cash flows on a comparative basis.

•	Year-to-date decreases in accounts receivable and inventory were less than the decreases of those items in the prior year.
•	The prior year amount included a federal tax refund of $35.9 million.
•	Taxes and interest paid of $18.2 million on the COLI settlement with the IRS was included in the prior year.

Cash Flow – Investing Activities

Cash flows from investing activities resulted in a $6.9 million use of cash in the third quarter compared to a $7.8 million use in the same period last year. The majority of these outflows in both periods related to capital expenditures, which totaled $4.6 million and $7.4 million in the current and prior year, respectively.

As of the end of the third quarter, we had outstanding commitments for future capital purchases of approximately $3.2 million. Year-to-date capital expenditures through the end of the third quarter totaled $19.4 million. Our forecast of capital expenditures for the full fiscal year 2004 is expected to total between $25 million and $35 million. By comparison, fiscal year 2003 capital expenditures totaled $29.0 million.

Cash Flow – Financing Activities

Cash outflows from financing activities totaled $13.1 million in the third quarter as compared to $10.1 million in the same period last year. The most significant contributing factor to financing outflows was share repurchases which increased over the prior year. This increase in share repurchase activity was the result of a capital structure plan approved by our Board of Directors and announced in January 2004. This plan provided for an additional share repurchase authorization of $100 million, a voluntary pension contribution of $26 million (which was made during the current quarter), and a quarterly cash dividend of $.03625 per share. We repurchased 608,239 shares for approximately $14.9 million at an average price of $24.46 per share during the third quarter. By comparison, 493,600 shares were repurchased for approximately $8.3 million or $16.91 per share during the third quarter of last year. We currently have approximately $126 million in share repurchase authorization available and anticipate an increase in share repurchase activity during the fourth quarter.

Also included in financing cash outflows were dividends payments of $2.6 million in the third quarter which were comparable with the prior year of $2.7 million. Partially offsetting the effects of the share repurchases and dividend payments during the third quarter was cash received from the issuance of 253,606 shares for stock-based benefit programs approximating $4.4 million, net of $0.7 million tax effect. This represents a rise in activity compared to 94,652 shares issued in the previous year for approximately $0.9 million, net of $0.1 million tax effect.

At the end of the third quarter, interest-bearing debt totaled $221.5 million compared to $233.0 million at the end of the prior year third quarter. Two additional interest rate swap transactions were entered into during the second quarter. The combined relative fair values of all of our interest rate swap instruments, which are recorded as an adjustment to long-term debt and other non-current assets, were $1.5 million at quarter end.

The next scheduled principal payment on our private placement notes is in the fourth quarter of fiscal 2004 for $13 million. We were in compliance with all provisions of our debt covenants again this quarter and expect to remain in compliance in the foreseeable future.

Our unsecured revolving credit facility provides for borrowings of up to $200 million. The only usage against this facility represented outstanding standby letters of credit which totaled $13.7 million at the end of the third quarter.

We believe cash on hand, cash generated from operations, and our credit facilities will provide adequate liquidity to fund near term and future business operations and capital needs.

Critical Accounting Policies

We strive to report our financial results in a clear and understandable manner. We follow accounting principles generally accepted in the U.S. in preparing our consolidated financial statements, which require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. A summary of our more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the company’s 10-K report for the year ended May 31, 2003. During the first nine months of fiscal 2004, there was no material change in the accounting estimates and assumptions previously disclosed.

New Accounting Standards

See Note 12 to the condensed consolidated financial statements.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

During the first nine months of fiscal 2004, there was no material change in foreign exchange risk or material impact of interest rates.

Item 4: Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. The company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of February 28, 2004, have concluded that as of that date, the company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the company would be made known to them by others within the company.

(b)	Changes in Internal Controls. There were no significant changes in the company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were required and none were taken.

HERMAN MILLER, INC.

PART II – OTHER INFORMATION

Item 1:	Legal Proceedings

Referred to in Note 15 of the Condensed Consolidated Financial Statements.

Item 2:	Changes in Securities and Use of Proceeds

(E) Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during the third quarter ended February 28, 2004.

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
11/30/03- 12/27/03	-	-	-	$141,408,666

12/28/03- 1/24/04	2,877	$24.28	2,877	$141,338,807

1/25/04- 2/28/04	605,362	$24.46	605,362	$126,532,246

Total	608,239	$24.46	608,239	$126,532,246
(1) No shares were purchased outside of a publicly announced plan or program.

The company repurchases shares under two previously announced plans authorized by the Board of Directors as follows.

•	Plan announced on July 17, 2001, providing share repurchase authorization of $100,000,000 with no specified expiration date.
•	Plan announced on January 13, 2004, providing share repurchase authorization of $100,000,000 with no specified expiration date.

No repurchase plans expired or were terminated during the third quarter, nor do any plans exist under which the company does not intend to make further purchases.

Item 5:	Other Items

During the quarter ended February 28, 2004, there were no events arising that would necessitate the Audit Committee’s pre-approval of fees for services to be provided during the fiscal year by Ernst & Young LLP, the company’s independent auditor. Fee arrangements for an audit and audit related project approved by the company’s Audit Committee in the second quarter were finalized with no additional fees required, and the associated services were incorporated into a related project approved by the company’s Audit Committee and previously disclosed. Fee arrangements for the tax project have not yet been finalized.

Item 6:	Exhibits and Reports on Form 8-K

(A) Exhibits

The following exhibits (listed by number corresponding to the Exhibit table as Item 601 in Regulation S-K) are filed with this Report:

31.1 Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B) Reports on Form 8-K

During the third quarter of fiscal 2004, the company furnished the following Form 8-K Current Reports to the Securities and Exchange Commission:

•	The company's Current Report on Form 8-K, dated December 17, 2003 (Commission File No. 001-15141) under Items 7 and 12.

•	The company's Current Report on Form 8-K, dated January 15, 2004 (Commission File No. 001-15141) under Item 5.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

April 13, 2004	HERMAN MILLER, INC. /s/ Michael A. Volkema —————————————— Michael A. Volkema Chief Executive Officer
April 13, 2004	/s/ Elizabeth A. Nickels —————————————— Elizabeth A. Nickels Chief Financial Officer

EXHIBIT 31.1

I, Michael A. Volkema, certify that:

1.     I have reviewed this quarterly report on Form 10-Q for the period ended February 28, 2004, of Herman Miller, Inc;

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

Date: April 13, 2004

/s/ Michael A. Volkema —————————————— Michael A. Volkema Chief Executive Officer

EXHIBIT 31.2

I, Elizabeth A. Nickels, certify that:

1.     I have reviewed this quarterly report on Form 10-Q for the period ended February 28, 2004, of Herman Miller, Inc;

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

Date: April 13, 2004

/s/ Elizabeth A. Nickels —————————————— Elizabeth A. Nickels Chief Financial Officer

EXHIBIT 32.1

Certificate of the
Chief Executive Officer of
HERMAN MILLER, INC.

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.1350):

I, Michael A. Volkema, Chief Executive Officer of Herman Miller, Inc., certify that to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

(1)	The quarterly report on Form 10-Q for the quarterly period ended February 28, 2004, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

(2)	The information contained in this quarterly report on Form 10-Q for the quarterly period ended February 28, 2004, fairly represents, in all material respects, the financial condition and results of operations of Herman Miller, Inc.

April 13, 2004	HERMAN MILLER, INC. /s/ Michael A. Volkema —————————————— Michael A. Volkema Chief Executive Officer

EXHIBIT 32.2

Certificate of the
Chief Financial Officer of
HERMAN MILLER, INC.

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.1350):

I, Elizabeth A. Nickels, Chief Financial Officer of Herman Miller, Inc., certify that to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

(1)	The quarterly report on Form 10-Q for the quarterly period ended February 28, 2004, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

(2)	The information contained in this quarterly report on Form 10-Q for the quarterly period ended February 28, 2004, fairly represents, in all material respects, the financial condition and results of operations of Herman Miller, Inc.

April 13, 2004	HERMAN MILLER, INC. /s/ Elizabeth A. Nickels —————————————— Elizabeth A. Nickels Chief Financial Officer