Form 10-K
period 2004-05-29
MILLER HERMAN INC
filed 2004-08-10
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

X	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended May 29, 2004	Commission File No. 001-15141

Herman Miller, Inc. (Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization) 855 East Main Avenue PO Box 302 Zeeland, Michigan (Address of principal executive offices)	38-0837640 (I.R.S. Employer Identification No.) 49464-0302 (Zip Code)

Registrant’s telephone number, including area code: (616) 654 3000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $.20 Par Value (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [__]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes [X]   No [__]

The aggregate market value of the voting stock held by “nonaffiliates” of the registrant (for this purpose only, the affiliates of the registrant have been assumed to be the executive officers and directors of the registrant and their associates) as of November 29, 2003, was $1,845,866,973 (based on $26.05 per share which was the closing sale price as reported by NASDAQ).

The number of shares outstanding of the registrant’s common stock, as of July 30, 2004:
Common stock, $.20 par value—71,253,605 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on September 27, 2004, are incorporated into Part III of this report.

TABLE OF CONTENTS

Part I
   Item 1 Business
   Item 2 Properties
   Item 3 Pending Legal Proceedings
   Item 4 Submission of Matter to a Vote of Security Holders
   Executive Officers of the Registrant
Part II
   Item 5 Market for the Registrant's Common Equity and Related Shareholder Matters
   Item 6 Selected Financial Data
   Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations
   Item 7A Quantitative and Qualitative Disclosures about Market Risk
   Item 8 Financial Statements and Supplementary Data
   Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
   Item 9A Controls and Procedures
Part III
   Item 10 Directors and Executive Officers of the Registrant
   Item 11 Executive Compensation
   Item 12 Security Ownership of Certain Beneficial Owners and Management
   Item 13 Certain Relationships and Related Transactions
   Item 14 Principal Accountant Fees and Services
Part IV
   Item 15 Exhibits, Financial Statement Schedule, and Reports on Form 8-K
Signatures
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule
Schedule II Valuation and Qualifying Accounts
Exhibit Index	Page No. 3 - 6 7 7 7 8 9 -10 11-12 13-28 29 30-64 65 65 66 66 66 66 67 68 69 70 71 72-87

PART 1

Item 1 BUSINESS

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

Herman Miller, Inc., was incorporated in Michigan in 1905. One of the company’s major plants and its corporate offices are located at 855 East Main Avenue, PO Box 302, Zeeland, Michigan, 49464-0302, and its telephone number is (616) 654-3000. Unless otherwise noted or indicated by the context, the term “company” includes Herman Miller, Inc., its predecessors, majority-owned subsidiaries, and as of May 29, 2004, consolidated variable interest entities. Further information relating to principles of consolidation is provided in the Significant Accounting and Reporting Policies disclosure in Note 1 to the Consolidated Financial Statements included in Item 8 of this report.

Financial Information About Industry Segments

Information relating to industry segments is provided in the Operating Segments disclosure in Note 21 to the Consolidated Financial Statements included in Item 8 of this report.

Narrative Description of Business

The company’s principal business consists of the research, design, development, manufacture, and sale of office furniture systems, products, and related services. Most of these systems and products are designed to be used together.

The company is a leader in design and development of furniture and furniture systems. This leadership is exemplified by the innovative concepts introduced by the company in its modular systems Action Office®, Q™ System, Ethospace®, and Resolve®. Action Office, the company’s series of three freestanding office partition and furnishing systems, is believed to be the first such system to be introduced and nationally marketed and, as such, popularized the “open plan” approach to office space utilization. Ethospace is a system of movable full- and partial-height walls, with panels and individual wall segments that interchangeably attach to a wall framework. It includes wall-attached work surfaces and storage/display units, electrical distribution, lighting, organizing tools, and freestanding components. Resolve is a more flexible systems solution based on 120-degree angles around a steel pole and uses fabric screens and canopies for space definition. The company also offers a broad array of seating (including Aeron®, Mirra™, Equa®, Ergon®, Ambi®, and Reaction® office chairs), storage (including Meridian® filing products), wooden casegoods (including Geiger products), and freestanding furniture products (including Passage® and Abak).

The company’s products are marketed worldwide by its own sales staff, its owned dealer network, independent dealers and retailers, and via the Internet. Salespersons work with dealers, the design and architectural community, as well as directly with end-users. Independent dealerships concentrate on the sale of Herman Miller products and some complementary product lines of other manufacturers. Approximately 66 percent of the company’s sales in the fiscal year ended May 29, 2004 were made to or through independent dealers. The remaining sales were made directly to end-users, including federal, state, and local governments, and several major corporations, by either the company’s own sales staff, its owned dealer network, or independent retailers.

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

Raw Materials

The company’s manufacturing materials are available from a significant number of sources within the United States, Canada, Europe, and Asia. To date, the company has not experienced any difficulties in obtaining its raw materials. The raw materials used are neither unique to the industry nor are they rare. As a result of market conditions, steel prices have risen dramatically in recent months. This trend has not affected the company’s ability to obtain such raw materials; however, there is a risk that the increasing prices could potentially affect the supply of steel in the future. Further information relating to raw material costs is provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 hereof.

Patents, Trademarks, Licenses, Etc.

The company has approximately 170 active United States utility patents on various components used in its products and approximately 101 active United States design patents. Many of the inventions covered by the United States patents also have been patented in a number of foreign countries. Various trademarks, including the name and style “Herman Miller” and the “Herman Miller Symbolic M” trademark are registered in the United States and many foreign countries. The company does not believe that any material part of its business depends on the continued availability of any one or all of its patents or trademarks, or that its business would be materially adversely affected by the loss of any thereof, except the “Herman Miller,” “Action Office,” “Aeron,” “Mirra,” “PostureFit,” “Ergon,” “Equa,” “Ethospace,” “Resolve,” “Geiger,” and “Herman Miller Symbolic M,” and “Eames Lounge Chair Configuration” trademarks. The average remaining life of such patents and trademarks is approximately 6 years and 10 years, respectively.

Working Capital Practices

Information concerning the company’s inventory levels relative to its sales volume can be found under the Executive Business Overview section in Item 7 of this report. Beyond this discussion, the company does not believe that it or the industry in general has any special practices or special conditions affecting working capital items that are significant for understanding the company’s business.

Customer Base

No single dealer accounted for more than 4 percent of the company’s net sales in the fiscal year ended May 29, 2004. For fiscal 2004, the United States Government, through its General Services Administration (GSA), was the largest single end-user customer accounting for 10.0 percent of the company’s net sales. By comparison, GSA accounted for 9.6 percent and 8.1 percent of the company’s net sales for fiscal 2003 and fiscal 2002, respectively. The 10 largest customers accounted for approximately 19.9 percent of net sales. The company does not believe that its business depends on any single or small number of customers, the loss of which would have a materially adverse effect upon the company.

Backlog of Orders

As of May 29, 2004, the company’s backlog of unfilled orders was $209.5 million. At May 31, 2003, the company’s backlog totaled $182.0 million. It is expected that substantially all the orders forming the backlog at May 29, 2004, will be filled during the current fiscal year. Many orders received by the company are reflected in the backlog for only a short period while other orders specify delayed shipments and are carried in the backlog for up to one year. Accordingly, the amount of the backlog at any particular time does not necessarily indicate the level of net sales for a particular succeeding period.

Government Contracts

Other than standard price reduction and other provisions contained in contracts with the United States Government, the company does not believe that any significant portion of its business is subject to material renegotiation of profits or termination of contracts or subcontracts at the election of various government entities.

Competition

All aspects of the company’s business are highly competitive. The company competes largely on design, product and service quality, speed of delivery, and product pricing. Though the company is one of the largest office furniture manufacturers in the world, in several of the markets it competes with many smaller companies and with several manufacturers that have significantly greater resources and sales.

Research, Design and Development

The company draws great competitive strength from its research, design and development programs. Accordingly, the company believes that its research and design activities are of significant importance. Through research, the company seeks to define and clarify customer needs and problems and to design, through innovation where feasible and appropriate, products and services as solutions to these customer needs and problems. The company uses both internal and independent research and design resources. Exclusive of royalty payments, the company spent approximately $34.6 million, $33.3 million, and $33.9 million on design and research activities in fiscal 2004, 2003, and 2002, respectively. Generally, royalties are paid to designers of the company’s products as the products are sold and are not included in research and development costs since they are variable based on product sales.

Environmental Matters

The company does not believe, based on current facts known to management, that existing environmental laws and regulations have had or will have any material effects upon the capital expenditures, earnings, or competitive position of the company. Further, the company continues to rigorously reduce, recycle, and reuse solid wastes generated by its manufacturing processes. Its accomplishments and these efforts have been widely recognized.

Human Resources

The company considers its employees to be another of its major competitive strengths. The company stresses individual employee participation and incentives, believing that this emphasis has helped to attract and retain a competent and motivated workforce. The company’s human resources group provides employee recruitment, education and development, and compensation planning and counseling. There have been no work stoppages or labor disputes in the company’s history, and its relations with its employees are considered good. Approximately 361 of the company’s employees are represented by collective bargaining agents, most of whom are employees of its Integrated Metal Technology, Inc., and Herman Miller Limited (U.K.) subsidiaries. As such, these subsidiaries are parties to collective bargaining agreements with these employees.

As of May 29, 2004, the company employed 6,081 full-time and 205 part-time employees, representing a 0.5 percent decrease in full-time employees and a 0.5 percent decrease in part-time employees compared with May 31, 2003. In addition to its employee work force, the company uses purchased labor to meet uneven demand in its manufacturing operations.

Information About International Operations

The company’s sales in international markets primarily are made to office/institutional customers. Foreign sales consist mostly of office furniture products such as Ethospace and Action Office systems, seating, and storage products. The company conducts business in the following major international markets: Canada, Europe, Latin America, and the Asia/Pacific region. In certain foreign markets, the company’s products are offered through licensing of foreign manufacturers on a royalty basis.

The company’s products currently sold in international markets are manufactured by wholly owned subsidiaries in the United States and the United Kingdom. Sales are made through wholly owned subsidiaries or branches in Canada, France, Germany, Italy, Japan, Mexico, the Netherlands, and the United Kingdom. The company’s products are offered in the Middle East, South America, and Asia through dealers.

In several other countries, the company licenses manufacturing and selling rights. Historically, these licensing arrangements have not required a significant investment of funds or personnel by the company and, in the aggregate, have not produced material net earnings for the company.

Additional information with respect to operations by geographic area appears in Note 21, Operating Segments, of the Notes to the Consolidated Financial Statements included in Item 8 of this report. Fluctuating exchange rates and factors beyond the control of the company, such as tariff and foreign economic policies, may affect future results of international operations.

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

Item 2 PROPERTIES

The company owns or leases facilities located throughout the United States and several foreign countries, including Canada, France, Germany, Italy, Japan, Mexico, and the United Kingdom. The location, square footage, and use of the most significant facilities at May 29, 2004, were as follows.

Owned Locations Holland, Michigan Spring Lake, Michigan Zeeland, Michigan Canton, Georgia (1) Leased Locations Zeeland, Michigan Fulton, Georgia England, U.K. Atlanta, Georgia	Square Footage 917,400 818,300 784,900 327,800 98,100 176,700 160,500 122,200
Use

Manufacturing, Distribution, Warehouse, Design, Office
Manufacturing, Warehouse, Office
Manufacturing, Warehouse, Office
Manufacturing, Warehouse

Manufacturing, Warehouse, Office
Manufacturing, Warehouse, Office
Manufacturing, Warehouse
Warehouse, Distribution

The company also maintains showrooms or sales offices near most major metropolitan areas throughout North America, Europe, Asia/Pacific, and Latin America. The company considers its existing facilities to be in excellent condition, efficiently utilized, well suited, and adequate for its design, production, distribution, and selling requirements.

(1) Facility has been exited and marketed for sale as part of a restructuring action announced during the first quarter of fiscal 2004. This property remains listed for sale at May 29, 2004.

Item 3 PENDING LEGAL PROCEEDINGS

The company, for a number of years, has sold various products to the United States Government under GSA multiple award schedule contracts. Under the terms of these contracts, the GSA is permitted to audit the company’s compliance with the GSA contracts. The company has occasionally noted errors in complying with contract provisions. From time to time the company has notified the GSA of known instances of non-compliance (whether favorable or unfavorable to the GSA) once such circumstances are identified and investigated. The company does not believe that any of the errors brought to the GSA’s attention will adversely affect its relationship with the GSA. Currently there are no GSA audits either scheduled or in process. Management does not expect resolution of the completed audits or non-compliance notifications to have a material adverse effect on the company’s consolidated financial statements.

The company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the company’s consolidated financial statements.

Item 4 SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended May 29, 2004.

ADDITIONAL ITEM: EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information relating to Executive Officers of the company is as follows.

Name	Age	Year Elected an Executive Officer	Position with the Company

James E. Christenson	57	1989	Senior Vice President, Legal Services, and Secretary
David S. Guy	47	2004	President, Geiger
Kenneth L. Goodson, Jr.	52	2003	Senior Vice President, North American Operations
David M. Knibbe	49	1997	Senior Vice President, Sales and Distribution
Andrew J. Lock	50	2003	Senior Vice President, People and Information Services
Kristen L. Manos	45	2003	Senior Vice President, Marketing & Market Development
Gary S. Miller	54	1984	Chief Development Officer
Elizabeth A. Nickels	42	2000	Chief Financial Officer
Joseph M. Nowicki	42	2003	Treasurer and Vice President, Investor Relations
John P. Portlock	58	2003	President, Herman Miller International
Michael A. Volkema	48	1995	Chairman
Charles J. Vranian	54	2003	Senior Vice President, Design, Development, and Product Management
Brian C. Walker	42	1996	President and Chief Executive Officer

Except as discussed in this paragraph, each of the named officers has served the company in an executive capacity for more than six years. Mr. Guy was General Manager of Operations for one of the company’s primary manufacturing operations from 1999 to 2003. Prior to this, he served as Vice President of Finance for the company’s North American operations. Mr. Lock was Senior Vice President for People Services from 2000 to 2003, Vice President for Integration from 1998 to 2000, and Vice President of International Human Resources from 1997 to 1998. Ms. Manos joined Herman Miller in 2002 and prior to this, she served as Vice President of Global Marketing and Global Product Marketing & Development at Haworth, Inc. for five years. Ms. Nickels joined Herman Miller in 2000 and prior to this was Chief Financial Officer of Universal Forest Products, Inc., for seven years. Mr. Nowicki was the Vice President of Finance for International Operations from 2000 to 2003; before this, he served in various financial functions within the company. Mr. Vranian was Vice President of Product Management and Marketing from 1998 to 2001, Vice President of Design, Development, and Marketing for Miller SQA from 1995 to 1998; prior to this, he served in various product development, marketing and finance roles within the company.

There are no family relationships between or among the above-named executive officers. There are no arrangements or understandings between any of the above-named officers pursuant to which any of them was named an officer.

PART II

Item 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Share Price, Earnings, And Dividends Summary

Herman Miller, Inc., common stock is quoted in the NASDAQ-National Market System (NASDAQ-NMS Symbol: MLHR). As of July 30, 2004, there were approximately 18,000 shareholders of record of the company's common stock.

Per Share and Unaudited	Market Price High (at close)	Market Price Low (at close)	Market Price Close	Earnings Per Share- Diluted (1)	Dividends Declared Per Share
Year Ended May 29, 2004
First quarter	$23.42	$19.38	$23.38	$ .08	$.03625
Second quarter	26.05	22.64	26.05	.12	.03625
Third quarter	28.40	23.41	28.04	.11	.03625
Fourth quarter	29.73	23.22	24.08	.27	.07250
Year	$29.73	$19.38	$24.08	$ .58	$.18125
Year Ended May 31, 2003
First quarter	$23.77	$15.49	$15.49	$ .13	$.03625
Second quarter	19.94	14.58	19.94	.16	.03625
Third quarter	19.95	15.37	15.63	.04	.03625
Fourth quarter	19.34	15.46	19.34	(.02)	.03625
Year	$23.77	$14.58	$19.34	$ .31	$.14500

(1) For fiscal quarters ending with a reported loss, shares resulting from stock option plans would be anti-dilutive to earnings per share and have not been included in diluted earnings per share.

Dividends were declared and paid quarterly during fiscal 2004 and 2003 as approved by the Board of Directors. While it is anticipated that the company will continue to pay quarterly cash dividends, the amount and timing of such dividends is subject to the discretion of the Board depending on the company’s future results of operations, financial condition, capital requirements, and other relevant factors.

Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during the fourth quarter ended May 29, 2004.

Period	(a) Total Number of Shares (or Units) Purchased(2)	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs

2/29/04-3/27/04	486,323	$26.24	486,323	$113,773,129
3/28/04-4/24/04	831,468	26.38	831,468	91,838,903
4/25/04-5/29/04	80,080	26.79	80,080	89,693,623

Total	1,397,871	$26.35	1,397,871	$89,693,623

(2) No shares were purchased outside of a publicly announced plan or program.

The company repurchases shares under two previously announced plans authorized by the Board of Directors as follows.

•	Plan announced on July 17, 2001, providing share repurchase authorization of $100,000,000 with no specified expiration date.
•	Plan announced on January 13, 2004, providing share repurchase authorization of $100,000,000 with no specified expiration date.

During the period covered by this report the company did not sell any of its equity shares that were not issued under the Securities Act of 1933. No repurchase plans expired or were terminated during the fourth quarter of fiscal 2004, nor do any plans exist under which the company does not intend to make further purchases.

Item 6 SELECTED FINANCIAL DATA

Review of Operations (In Millions, Except Per Share Data)	2004	2003	2002	2001	2000
Operating Results
Net Sales (3)	$1,338.3	$1,336.5	$1,468.7	$2,236.2	$2,010.2
Gross Margin (3)	415.6	423.6	440.3	755.7	680.4
Selling, General, and Administrative (3)	304.1	319.8	399.7	475.4	404.4
Design and Research Expense	40.0	39.1	38.9	44.3	41.3
Operating Earnings	61.2	48.3	(79.9)	236.0	234.7
Earnings Before Income Taxes	51.6	35.8	(91.0)	225.1	221.8
Net Earnings	42.3	23.3	(56.0)	140.6	139.7
Cash Flow from Operating Activities	82.7	144.7	54.6	211.8	202.1
Depreciation and Amortization	59.3	69.4	112.9	92.6	77.1
Capital Expenditures	26.7	29.0	52.4	105.0	135.7
Common Stock Repurchased plus
Cash Dividends Paid	$72.6	$72.7	$30.3	$105.3	$101.6

Key Ratios
Sales Growth (Decline) (1), (3)	0.1	(9.0)	(34.3)	11.2	9.9
Gross Margin (1), (3)	31.1	31.7	30.0	33.8	33.8
Selling, General, and Administrative (1), (3)	22.7	23.9	27.3	21.3	20.1
Design and Research Expense (1), (3)	3.0	2.9	2.6	2.0	2.1
Operating Earnings (1), (3)	4.6	3.6	(5.4)	10.6	11.7
Net Earnings Growth (Decline)	81.5	141.6	(139.8)	0.6	(1.5)
After-Tax Return on Net Sales (3), (5)	3.2	1.7	(3.8)	6.3	6.9
After-Tax Return on Average Assets (6)	5.7	3.0	(6.3)	14.5	16.5
After-Tax Return on Average Equity (7)	21.9	10.3	(18.2)	43.5	55.5

Share and Per Share Data (2)
Earnings per Share-Diluted	$.58	$.31	$(.74)	$1.81	$1.74
Cash Dividends Declared per Share	.18	.15	.15	.15	.15
Book Value per Share at Year End	2.71	2.62	3.45	4.63	3.76
Market Price per Share at Year End	$24.08	$19.34	$23.46	$26.90	$29.75
Weighted Average Shares Outstanding-
Diluted	73.1	74.5	75.9	77.6	80.5

Financial Condition
Total Assets	$714.7	$757.3	$788.0	$996.5	$941.2
Working Capital (4)	207.8	189.9	188.7	191.6	99.1
Current Ratio	1.8	1.7	1.8	1.5	.9
Interest-Bearing Debt	207.2	223.0	235.1	259.3	225.6
Shareholders' Equity	194.6	191.0	263.0	351.5	294.5
Total Capital	401.8	414.0	498.1	610.8	520.1

(1) Shown as a percent of net sales.
(2) Retroactively adjusted to reflect two-for-one stock splits occurring in 1998 and 1997.
(3) Amounts for 1994-2000 were restated in 2001 to reflect reclassification of certain expenses.
(4) Calculated using current assets less non-interest bearing current liabilities.
(5) Calculated as net earnings divided by net sales.
(6)     Calculated as net earnings divided by average assets.
(7) Calculated as net earnings divided by average equity.

1999	1998	1997	1996	1995	1994

$1,828.4	$1,773.0	$1,543.8	$1,325.0	$1,117.8	$983.7
641.6	613.0	509.5	418.4	362.0	322.9
379.3	370.9	335.2	299.5	287.4	230.9
38.0	33.8	29.1	27.5	33.7	30.2
224.3	208.3	130.7	74.9	9.1	61.8
229.9	209.5	125.9	70.1	4.0	63.5
141.8	128.3	74.4	45.9	4.3	40.4
205.6	268.7	218.2	124.5	29.9	69.8
62.1	50.7	48.0	45.0	39.7	33.2
103.4	73.6	54.5	54.4	63.4	40.3

$179.7	$215.5	$110.4	$38.1	$13.6	$38.5

3.1	14.8	16.5	18.5	13.6	11.4
35.1	34.6	33.0	31.6	32.4	32.8
20.7	20.9	21.7	22.6	25.7	23.5
2.1	1.9	1.9	2.1	3.0	3.1
12.3	11.7	8.5	5.7	0.8	6.3
10.5	72.4	62.1	967.4	(89.4)	82.8
7.8	7.2	4.8	3.5	0.4	4.1
18.5	16.7	10.3	6.8	0.7	7.9
64.4	49.5	25.0	15.4	1.5	13.9

$1.67	$1.39	$.77	$.46	$.04	$.40
.15	.15	.13	.13	.13	.13
2.63	2.66	3.12	3.12	2.89	3.01
$20.19	$27.69	$17.88	$7.72	$5.42	$6.22

84.8	92.0	96.1	100.5	99.2	101.0

$751.5	$784.3	$755.6	$694.9	$659.0	$533.7
55.5	77.2	135.7	151.8	133.7	106.6
1.0	1.1	1.4	1.6	1.2	1.3
147.6	130.7	127.4	131.7	144.2	70.0
209.1	231.0	287.1	308.1	286.9	296.3
356.7	361.7	414.5	439.8	431.1	366.3

Item 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis

You should read the issues discussed in Management’s Discussion and Analysis in conjunction with the company’s consolidated financial statements and the notes to the consolidated financial statements included in the company’s Form 10-K.

Executive Business Overview

The principal focus of our business is to provide workplace solutions to our customers worldwide through the research, design, manufacture, and sale of office furniture products. These products include office furniture systems, seating, storage solutions, freestanding furniture, and casegoods. We also offer our end-user customers related services such as furniture asset management and office layout design. Our products and services are offered to most of our customers under standard trade credit terms of between 30 and 45 days and are sold through the following distribution channels.

•	Independent Contract Furniture Dealers and Licensees – Most of our product sales are made to a network of independently owned and operated contract furniture dealerships doing business in more than 40 countries. These dealers purchase our products and distribute them to end customers. We recognize revenue on product sales through this channel once our products are shipped and title passes to the dealer. Many of these dealers also offer furniture-related services including product installation.
•	Owned Contract Furniture Dealers – We own and operate 11 contract furniture dealerships. The financial results of these owned dealers are included in our consolidated financial statements. Product sales to these dealerships are eliminated as inter-company transactions from our consolidated financial results. Product and service revenue is recognized only when the dealership completes delivery of product and related services to the end customer.
•	Direct Customer Sales – We sometimes sell products and services directly to end customers without an intermediary. In most of these instances, we contract separately with a dealership or third-party installation company to provide sales-related services. We recognize revenue on these sales once products are shipped and installation is substantially complete.
•	Independent Retailers – Some products are sold to end customers through independently owned retail operations. Revenue is recognized on these sales once products are shipped and title passes to the independent retailer.

We consider our owned and independent dealer network one of the most important competitive factors vital to the long-term success of our business. General economic and industry conditions in recent years have placed significant financial pressure on several of our dealers. We have provided financial assistance to some dealers either through direct loans or loan guarantees. We view the primary risks to our business resulting from the dealers’ economic pressures as the potential disruption of our distribution channels, the resulting adverse impact on our customers, and the credit risk associated with our dealer financing arrangements. While we cannot avoid these risks with certainty, we believe that the overall condition of the network is stable and our reserves are adequate to cover the credit risk.

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

We manufacture our products using a system of lean manufacturing techniques collectively referred to as the Herman Miller Production System (HMPS). One key element of our manufacturing strategy is to limit fixed production costs by sourcing component parts from strategic suppliers. This strategy has allowed us to increase the variable nature of our cost structure while at the same time retaining proprietary control over those production processes that we believe provide us a competitive advantage. As a result of this strategy, our manufacturing operations are largely assembly-based. Additionally, during fiscal years 2002 and 2003, we actively pursued a program of supplier rationalization and consolidation in an effort to reduce procurement costs and improve quality levels. Generally this effort, in connection with HMPS, has resulted in improved efficiency, costs, and reliability. Despite these benefits, the strategy does increase the risks associated with supplier transitions and dependence upon fewer suppliers. We continue to seek financially strong suppliers interested in long-term business relationships to minimize the risk of interruption to our business.

We strive to maintain efficiencies and cost savings by minimizing the amount of inventory on-hand under HMPS. Accordingly, production is order-driven with raw materials purchased as needed to meet demand. The standard lead-time for the majority of our products is 10 to 20 days. As a result, the rate of our inventory turns is high. These combined factors could cause our inventory levels to appear relatively low in relation to sales volume.

Our primary domestic manufacturing operations are located in Michigan and Georgia. We also have a significant manufacturing presence in the United Kingdom, which represents our largest marketplace outside the United States. In addition to sales in the United Kingdom, our products are sold internationally through wholly-owned subsidiaries or branches in Canada, France, Germany, Italy, Japan, Mexico, and the Netherlands. Our products are offered elsewhere in the world primarily through independent dealerships and licensees.

We believe that respecting the environment in the way we do business is simply the right thing to do, and we are committed to developing sustainable business practices. A goal of sustainability demands that we pay attention to the entire life cycle of our products. We develop strategies that enable us to move toward sustainability while enhancing the value offered to our customers. We measure and monitor progress toward our environmental goals as a key metric of our business success.

While the office furniture industry is subject to a multitude of macro-economic influences, we generally consider the following to be the leading economic indicators of our industry’s performance:

•	Corporate Profitability
•	White-Collar Employment
•	New Office Construction Starts
•	Office Space Vacancy Rates

The Business and Institutional Furniture Manufacturers Association (BIFMA) is the trade association for the U.S. domestic office furniture industry. We closely monitor the trade statistics reported by BIFMA and consider them among the key indicators of industry-wide sales and order performance. We also analyze BIFMA statistical information over several quarters as a benchmark comparison against the performance of our domestic business. Finally, BIFMA regularly provides its members with industry forecast information, which we use internally as one of many considerations in our short and long-range planning process.

Discussion of Business Conditions

The completion of our 2004 fiscal year marks the first time in three years that we have been able to report year-over-year growth in annual sales and net earnings. It represents for us, symbolically if not statistically, the official end of an economic recession that led to the elimination of thousands of jobs across our industry. This was a difficult time in our history; however, we are pleased with the changes we made to our business model as a result of the challenge. The net effect of these changes is that we now operate as a leaner and more financially agile enterprise than we did at the beginning of the downturn. Our financial results, particularly in the second half of this year, give us confidence that overall business conditions are gaining momentum – and that we have the ability to grow profitably as a result.

Throughout fiscal 2004, we saw improvement in a majority of the major economic indicators for our industry. Corporate profits, which began to show sequential-quarter growth last year, continued that trend during the current fiscal year (1). The employment situation has also improved. Unemployment rates across most statistical categories, including general sales and office occupations, have fallen from the previous year (2). Finally, while new office construction rates have yet to increase, the level of office space vacancies appears to have stabilized (3)(4).

(1) U.S. Dept. of Commerce, Bureau of Economic Analysis; National Income and Product Accounts (NIPA) Tables; June 28, 2004; Table 1.14.
(2) U.S. Dept. of Labor, Bureau of Labor Statistics; May 2004 employment statistics; Table A-10.
(3) U.S. Dept. of Commerce, U.S. Census Bureau; seasonally adjusted construction statistics as of April 2004.
(4) Grubb & Ellis white paper research, “Bubble Re(w)rapped, Retesting the Theory of Rational Exuberance in the Office Market”; March 2004.

This economic data is encouraging for the industry as a whole. However, we are even more energized by what the performance of our business suggests about the recovery outlook. The fourth quarter ended May 29, 2004 represented only the second time in three years that we reported year-over-year growth in net sales. It was also the third consecutive period of year-over-year growth in quarterly order levels. In total, our fourth quarter order entry rate was the highest level experienced in the past 11 quarters. Overall business activity, as measured by client visits to our West Michigan headquarters, increased by more than 60% between the third and fourth quarters of 2004. Finally, showroom attendance at the June 2004 NeoCon® trade show in Chicago was up from the prior year.

We believe the changes made to our business model in recent years, the overall macro-economic environment, and our own sales and earnings performance during fiscal 2004 suggest a positive outlook. We are also confident that we have the resources available to fund our future capital needs. During 2004, we completed an in-depth review of our capital structure. As a result of this work, we announced a 100% increase in our quarterly cash dividend. We also received additional authorization from our Board of Directors to continue our share repurchase program.

Our markets remain intensely competitive. We have continued our product differentiation strategy to limit, to the extent possible, the impact of negative pricing pressure. Despite these efforts, price competition remains a business reality. In fiscal 2004 it reduced both net sales and gross margin in relation to the prior year.

Consistent with this differentiation strategy, we have continued to invest heavily in new product development. Our fiscal 2004 spending in the area of design and research, including royalty payments, totaled $40 million. This represents an increase both in terms of dollars and percent-of-sales from fiscal 2003 and 2002 levels.

Two innovations that gained significant attention during the year were the MirraTM chair and the Abak desk system. In the first quarter, we began taking orders for Mirra, the newest addition to our seating portfolio. Market acceptance of this award-winning product has been much better than we expected, and we believe our recently announced upholstered version will further enhance its popularity. The second innovation was unveiled at the June 2004 NeoCon trade show with the introduction of Abak, a freestanding desking product. This newly redesigned product, which has been successful in recent years in Europe and Asia, will be made available to our North American customers. The introduction captured significant attention and earned Abak a Gold award in the Best of NeoCon 2004 competition.

Rising material costs, particularly for raw steel, continue to be an area of concern. Increasing steel costs began to affect our business in earnest during the second half of the year. Prior to this, we were partially insulated from rising market prices by favorable pricing contracts and additional safety-stock inventory built in connection with our facility consolidation efforts. These contracts are now expired and the inventory has been used. As a result, we expect the impact of steel prices to be more significant in the near term. In fact, we estimate the negative impact of rising steel costs to be between $4 million and $4.5 million per quarter during the upcoming fiscal year.

In response to these higher production costs, most competitors announced some form of price increase during fiscal 2004. We announced a general price increase during the fourth quarter. This change, which varies by product line but averages approximately 4% of list price, was effective August 2, 2004. Due to the ongoing business reality of price competition, however, this increase alone may not fully offset the negative impact of rising material costs in the upcoming year due to increased discounting. That said, we believe that we can cover a large portion of the increased costs through our ongoing HMPS initiatives.

On June 23, 2004, we announced that Brian Walker, then our President and Chief Operating Officer, would succeed Mike Volkema as Chief Executive Officer, effective July 26, 2004. Mike continues in his role as Board Chairman and in addition is devoting time to the Herman Miller Creative Office, assisting with commercialization of new innovations and related business development. Having served in a number of senior executive positions during his 16 years with the company, Brian brings to the CEO’s role an in-depth knowledge of our industry and a high-energy leadership style well suited to a new era. This evolution of roles maintains the continuity of a strong leadership team, enables greater focus in their respective responsibilities, and reflects a growing trend in corporate governance practice to separate the CEO and Chairman’s responsibilities.

Restructuring Activities

During the fiscal year, we completed substantially all of our outstanding restructuring initiatives. First, in the second quarter we completed the sale of the Holland, Michigan Chair Plant. Cash proceeds received from the sale totaled approximately $6 million. The sale resulted in the recognition of a $0.8 million gain, which was treated as a reduction to our second quarter restructuring expenses. We also completed the relocation of our Canton, Georgia manufacturing operation to our Spring Lake, Michigan campus. While the Canton manufacturing facility remains listed for sale, the move itself proceeded as planned and on schedule. The carrying values of the Canton assets were written down to their estimated fair market values in fiscal 2003 and remain classified under the balance sheet caption, “Net Property and Equipment.” Finally, we completed the consolidation of our Holland, Michigan Formcoat operation into existing space at one of our facilities located in nearby Zeeland, Michigan. The lease on the Formcoat facility has been terminated.

Pretax restructuring charges totaling $10.3 million, $16.4 million, and $81.6 million were recognized during fiscal years 2004, 2003, and 2002, respectively. The following is a breakdown by category of these charges.

(In Millions)

	2004	2003	2002

Severance and outplacement	$6.1	$4.0	$30.5
Asset impairments	(0.8)	11.4	28.0
Pension related	0.2	(0.4)	8.1
Lease and supplier contract terminations	1.1	0.3	6.1
Facility exit costs and other	3.7	1.1	8.9

Total	$10.3	$16.4	$81.6

2004 restructuring expenses relating to the Canton and Formcoat moves totaled approximately $10.6 million. In addition, we recognized pension-related expenses of approximately $0.7 million associated with the workforce reduction announced late in fiscal 2003. As previously mentioned, our 2004 restructuring charges were reduced by approximately $0.8 million with the gain on the sale of the Holland Chair Plant facility. The remaining net credit for the year primarily related to adjustments to the expected sub-lease timing for facilities previously exited as part of our restructuring plan.

Cash outflows related to our restructuring activities totaled approximately $12.8 million in fiscal 2004. This compares to outflows of $14.4 million and $31.3 million in fiscal years 2003 and 2002, respectively. We expect future cash outflows, which will relate primarily to carrying costs and lease obligations on previously exited facilities, to total approximately $3 million to $3.5 million. This amount, the majority of which will likely be incurred during fiscal 2005, does not include cash proceeds from the potential future sale of our Canton facility.

Financial Results

The following is a comparison of our annual results of operations and year-over-year percentage changes for the periods indicated.

(Dollars In Millions)

	Fiscal 2004	% Chg from 2003	Fiscal 2003	% Chg from 2002	Fiscal 2002

Net Sales	$1,338.3	0.1%	$1,336.5	(9.0)%	$1,468.7
Cost of Sales	922.7	1.1%	912.9	(11.2)%	1,028.4

Gross Margin	415.6	(1.9)%	423.6	(3.8)%	440.3
Operating Expenses(5)	344.1	(4.1)%	358.9	(18.2)%	438.6
Restructuring Expenses	10.3	(37.2)%	16.4	(79.9)%	81.6

Operating Earnings	61.2	26.7%	48.3	160.5%	(79.9)
Net Other Expenses	9.6	(23.2)%	12.5	12.6%	11.1

Earnings Before Income
Taxes	51.6	44.1%	35.8	139.3%	(91.0)
Income Tax Expense
(Benefit)	8.8	(29.6)%	12.5	135.7%	(35.0)
Cumulative Effect of
Accounting Change	0.5	NA	--	--	--

Net Earnings	$42.3	81.5%	$23.3	141.6%	$(56.0)

(5) Does not include expenses recognized in connection with our restructuring activities as these are reported on a separate line for the purposes of this analysis.

Consolidated Net Sales, Orders, and Backlog

Net sales for fiscal 2004 of $1,338.3 million were up slightly from $1,336.5 million reported in fiscal 2003. This compares to net sales in fiscal 2002 of $1,468.7 million. On a weekly basis, sales for the current fiscal year averaged $25.7 million. During the first half of fiscal 2004, sales averaged approximately $25.2 million per week. In the latter half of the year, however, the average increased to approximately $26.3 million. This change contrasts with what has historically been a second-half seasonal decline in weekly sales rates. We attribute this increase in sales activity to the fact that our backlog at the beginning of the year included an unusually high component of longer lead-time orders. Many of these orders shipped in the second half of the fiscal year. In addition, we experienced an increase in second half sales and order activity due at least in part to the general improvement in overall economic conditions.

Net trade orders totaled $1,353.4 million in fiscal 2004 compared to $1,317.9 million in 2003 and $1,446.1 million in 2002. On a weekly basis, our fiscal 2004 orders averaged approximately $26 million. The ending consolidated backlog at May 29, 2004 totaled $209.5 million. This represents an increase of 15.1% from $182.0 million at the end of fiscal 2003. The fiscal 2004 backlog includes approximately $5.5 million related to the consolidation of dealer financial statements under FIN 46 as discussed in more detail later in this report.

Domestic Operations

Domestic net sales in the current year totaled $1,123.8 million. This represents a 0.9% decline from the fiscal 2003 level of $1,134.0 million. This overall year-over-year decline was driven by a 7.2% reduction in the first half of the fiscal year. This reduction was largely offset, however, by year-over-year growth in net sales of 6.3% in the second half of fiscal 2004. In fiscal year 2002, our domestic net sales totaled $1,249.2 million.

During the first quarter of fiscal year 2004, we purchased an additional interest in our Philadelphia-based dealership, OP Spectrum LLP (Spectrum), for $0.2 million. This purchase increased our ownership stake in the entity to 90%. As a result of the transaction, we began consolidating the dealership’s financial statements in August of this fiscal year. Prior to the transaction, we accounted for our investment on the equity method, with our ownership proportion of the resulting gains or losses reported as a component of other income/expense. The consolidation of Spectrum increased our fiscal 2004 net sales by approximately $12.3 million.

The competitive pricing environment has continued to pose a significant challenge to our efforts to increase the top line. Fiscal 2004 net sales were reduced from the prior year level by an incremental increase in domestic discounting of $17.7 million. The comparable impact of higher discounting in fiscal years 2003 and 2002 totaled approximately $18 million and $21.1 million, respectively.

New orders for our domestic operations totaled $1,135.4 million in fiscal 2004. This compares to orders of $1,117.0 million in the prior year and represents a year-over-year increase of approximately 1.6%. Orders in fiscal 2002 totaled $1,221.6 million.

By comparison, BIFMA reported an estimated year-over-year increase in U.S. office furniture shipments of approximately 0.9% for the twelve-month period ended May 2004. For the same period, BIFMA estimates industry orders grew approximately 3.9%.

International Operations and Exports from the United States

Our international results were a highlight for the year. Net sales totaled $214.5 million representing an increase of 5.9% from our fiscal 2003 level of $202.5 million. In fiscal year 2002, our international net sales totaled $219.5 million. We experienced year-over-year sales increases in almost all international regions. The exceptions to this were our operations in Mexico, which experienced unusually high sales in the prior year attributable to a few large project wins, and Central Europe, which continues to be depressed by a difficult economy. Our sales growth in the current year was particularly significant in the Asia-Pacific region, especially Japan and Australia. We also experienced strong growth in our export business to Spain and the Middle East. In total, sales from our international operations represented approximately 16.0% of our consolidated net sales in fiscal 2004. This compares to 15.2% in fiscal 2003 and 14.9% in fiscal 2002.

Our sales performance in international benefited from changes in foreign currency exchange rates during the year. The relative weakening of the U.S. dollar increased the U.S. dollar value of our international sales by approximately $15.7 million compared to what this value would have been at prior year exchange rates. It is important to note that these changes in exchange rates generally have a similar effect on our international cost structure: The U.S. dollar value of our international expenses increased relative to prior year levels as a result of the weakening U.S. dollar.

For the second consecutive year, our international operations posted positive net earnings. Net earnings for fiscal 2004 were $3.2 million compared with $3.0 million last year and a net loss of $7.5 million in fiscal 2002.

Gross Margin

Our fiscal 2004 gross margin, as a percent of net sales, totaled 31.1%. This compares to 31.7% in fiscal 2003 and 30.0% in fiscal 2002. The current year decline from the 2003 level is attributable to several factors. First, as mentioned, increased price discounting from the prior year had a significant negative impact on our financial results. This alone reduced our gross margin percentage by 1.3 points. Other significant factors include increasing material costs, labor inefficiencies resulting from the relocation of the Canton operation, and higher current year incentive bonuses. These negative factors in the current year were offset to some extent by a reduction in manufacturing overhead expenses.

In comparison to the prior year, our fiscal 2004 direct material costs increased on both a dollar and percent-of-sales basis. The biggest reason for this increase as a percentage of sales was price discounting. While unit volume sales in 2004 were higher than the prior year, the revenue generated from those sales was depressed due to competitive price discounting. The result of this is higher total expenses for direct materials on nearly the same sales dollars. This was further compounded during the year as we began to experience significant increases in the cost of certain direct materials. This was not only the case for raw steel, which in total negatively affected gross margin by approximately $1.7 million for the year, but also resulted from the impact of higher oil prices on petroleum-based components such as plastics.

Direct labor expenses in fiscal 2004 increased slightly as a percent of sales when compared to the prior year. As we had expected, the closure and relocation of our Canton, Georgia operation resulted in short-term labor inefficiencies. As this transition effort was ongoing for most of the fiscal year, we experienced the increased costs over that same time. The Canton move is now complete, and beginning in the fourth quarter of this year, we began to realize some of the expected labor and overhead benefits resulting from this move.

Our manufacturing overhead expenses, both in dollar and percent-of-sales terms, were lower in fiscal 2004 compared to the prior year. This reduction, which totaled approximately $2.3 million, was achieved despite an increase in current year incentive bonus expenses of approximately $5.1 million. Pretax variable compensation expense included in our fiscal 2004 cost of sales totaled $6.1 million compared to $1.0 million in 2003. In fiscal 2002, we recognized credits of $(0.9) million related to the reduction of variable compensation accruals that had been established in a prior period.

Operating Expenses and Operating Earnings

We continue to demonstrate year-over-year improvement in operating expenses. In fiscal 2004, total operating expenses were $354.4 million compared to $375.3 million in the prior year and $520.2 million in 2002. These amounts include restructuring expenses as previously described as well as selling, general, and administrative (SG&A) charges of $304.1 million, $319.8 million, and $399.7 million, respectively. Design and research costs included in total operating expenses were $40.0 million, $39.1 million, and $38.9 million for 2004, 2003, and 2002, respectively.

The decline in SG&A expense from fiscal 2003 of $15.7 million or 4.9% was primarily the result of lower overall compensation, benefit, and depreciation expenses. The majority of these savings are a direct result of our restructuring actions in recent years. We also experienced a reduction in customer bad debt expenses in the current year as compared to fiscal 2003. This reduction resulted from an overall improvement in the aging of our accounts receivable, which reduced the level of required reserves in the current year. Partially offsetting these declines were increased current year expenses totaling $3.6 million resulting from the consolidation of OP Spectrum.

Our fiscal 2002 SG&A expenses included a pretax charge totaling $4.3 million related to a legal judgment from a 1999 lawsuit. Early in fiscal 2004, we received a favorable court ruling on the matter. Accordingly, we reduced our 2004 SG&A expenses by $5.2 million from the reversal of the related legal and interest accruals.

Pretax variable compensation expense/(credits) included in our current year operating expenses totaled $9.4 million. This compares to $3.7 million last year and $(3.1) million in fiscal 2002. The credits recognized in 2002 related to the reduction of incentive bonus accruals that were established in a prior period.

Our fiscal 2002 operating expenses included $15.6 million in charges from the accelerated depreciation of certain technology-related assets. Also included in that year was approximately $3.1 million in goodwill asset amortization expense. Under an accounting rule that became effective in fiscal 2003, amortization expense of goodwill assets is no longer recognized.

Expenses for design and research within total operating expenses include royalty payments paid to designers of our products as the products are sold. These payments, which totaled $5.4 million, $5.8 million, and $5.0 million, in fiscal years 2004, 2003, and 2002, respectively, are considered to be variable costs of the products being sold. Accordingly, we do not consider them research and development costs as discussed in Note 1 of the Consolidated Financial Statements

Operating earnings in fiscal year 2004 of $61.2 million improved by $12.9 million over our fiscal 2003 level. On a percent-of-sales basis, operating earnings totaled 4.6% in fiscal 2004 compared to 3.6% in 2003. In fiscal 2002, we posted an operating loss of $79.9 million or negative 5.4% of net sales.

Other Expenses and Income

Net other expenses totaled $9.6 million in fiscal 2004 compared to $12.5 million in 2003 and $11.1 million in 2002. The year-over-year decline between 2003 and 2004 was caused primarily by an accounting charge related to our investment in Spectrum as discussed below. Lower current year interest charges also contributed to the decline. Changes in foreign exchange rates and the resulting transaction gains between years partially offset the decline.

During 2003, we recognized a $2.2 million pretax charge related to the impairment of our equity investment in Spectrum. As previously discussed, we increased our ownership stake in this dealer during the first quarter of this year, and its financial statements are now being consolidated.

Interest expense in the current year was $1.6 million lower than in 2003. Lower year-over-year debt levels and increased savings resulting from our interest rate swap arrangements were the reason for this decline.

Finally, we recorded a foreign currency transaction gain in fiscal 2004 of $0.1 million compared to $0.9 million in the prior year.

Income Taxes

In the fourth quarter of 2004, we recorded a benefit from the release of tax reserves totaling $6.9 million. These reserves were released as a result of the closure of IRS audits for the years 1999, 2000, and 2001. As a result of this adjustment, we reported a 17.1% effective tax rate for the full fiscal year. Excluding the impact of this reserve adjustment, our effective tax rate for the year totaled 30.3%. This adjusted rate was lower than our earlier estimates for the full year due to year-end state tax true-ups on the actual full year results. We expect our long-term effective tax rate to be approximately 36%. Our effective tax rate was 34.9% in fiscal 2003 and 38.5% in 2002.

Cumulative Effect of Accounting Change

We adopted the revised provisions of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46(R)) at the end of fiscal 2004. This new accounting standard broadens the requirements for determining whether a company is required to consolidate the financial statements of another entity. In adopting FIN 46(R), we determined the need to consolidate the financial statements of two independent contract furniture dealerships to which we have provided ongoing financial support through loans and/or financial guarantees.

As a result of this consolidation, we recorded a non-cash cumulative effect loss of $0.5 million, or slightly less than $0.01 per share, net of tax. As this new accounting standard was adopted at the end of the current fiscal year, the consolidation had no material impact on our fiscal 2004 Consolidated Statement of Operations beyond that of the cumulative effect. In the future, the results of operations of these two dealers will be included in our Consolidated Statement of Operations. The effect of adoption on our Consolidated Balance Sheet as of May 29, 2004, was an increase to assets of approximately $2.0 million and liabilities of $2.6 million. Refer to Note 4 of the Consolidated Financial Statements for additional information on FIN 46(R).

Change in Accounting Principle

At the beginning of fiscal 2004, we converted a portion of our remaining FIFO-based domestic inventories to LIFO for inventory valuation purposes. Due to the facility rationalization and consolidation resulting from our restructuring activities in recent years, we determined it was more appropriate to account for these inventories using the LIFO method. There was no cumulative effect of this change in accounting principle, and the impact on our fiscal 2004 results was not material.

Net Earnings

Net earnings totaled $42.3 million in fiscal 2004 or $0.58 per share after the impact of the cumulative effect of accounting change. This compares to net earnings of $23.3 million or $0.31 per share in 2003. In fiscal 2002, we reported a net loss of $56.0 million or $0.74 per share. The per-share impact of restructuring charges recognized during fiscal years 2004, 2003, and 2002 totaled approximately $0.09, $0.14, and $0.68, net of taxes, respectively.

Liquidity and Capital Resources

The table below presents certain key cash flow and capital highlights.

(In Millions)	2004	2003	2002

Cash and cash equivalents	$189.2	$185.5	$124.0
Short term investments	$10.7	$11.5	$11.1
Cash generated from operating activities	$82.7	$144.7	$54.6
Cash used for investing activities	$(21.9)	$(7.3)	$(25.8)
Cash used for financing activities	$(60.0)	$(82.2)	$(42.2)
Capital expenditures	$(26.7)	$(29.0)	$(52.4)
Interest-bearing debt	$207.2	$223.0	$235.1
Available unsecured credit facility (6)	$186.2	$189.0	$200.0
Stock repurchased and retired	$(62.0)	$(61.9)	$(19.3)
Pension plan contributions	$(28.3)	$(32.1)	$(37.4)
Restructuring-related cash outflows	$(12.8)	$(14.4)	$(31.3)

(6) Beginning in fiscal 2003, outstanding letters of credit were applied against our unsecured credit facility. Accordingly, the amounts shown for 2003 and 2004 are net of these letters of credit.

Interest-bearing debt totaled $207.2 million at the end of fiscal 2004 compared to $223.0 million in 2003 and $235.1 million in 2002. The current year amount includes $1.5 million related to debt obligations of the entities consolidated under FIN 46. Outstanding standby letters of credit at the end of fiscal years 2004 and 2003 totaled $13.8 million and $11.0 million, respectively. These letters of credit represented the only usage against our unsecured revolving credit facility as of those dates. We were in compliance with all provisions of our debt covenants throughout the past three fiscal years.

During the current year, we entered into two interest-rate swap arrangements to convert a total of $65 million of fixed-rate debt to a variable-rate basis. These new arrangements are in addition to a previous swap transaction entered into at the end of fiscal 2002. As of the end of fiscal 2004, the portion of our total interest-bearing debt that was effectively converted to a variable-rate basis through these arrangements totaled $82 million. Interest expense savings resulting from the swap arrangements totaled approximately $1.6 million in fiscal 2004 and $0.9 million in fiscal 2003.

Average 12-month days sales outstanding (DSO) in accounts receivable and inventory totaled 51.0 at the end of fiscal 2004 compared to 52.2 in the prior year and 59.6 in 2002. During fiscal 2004, we experienced relatively strong collections and a general improvement in our accounts receivable aging categories. Our gross accounts receivable balance at May 29, 2004 increased approximately $12.0 million or 8.7% from the end of fiscal 2003. This was driven mainly by increased sales activity in the current year fourth quarter. This is also the primary reason for the year-over-year increase in gross inventories.

The recorded allowance for non-collectible accounts, as a percent of gross accounts receivable, totaled 5.4%, 9.3%, and 10.3% as of the end of fiscal 2004, 2003, and 2002, respectively. The reduction in the current year percentage is attributable to the overall improvement in the quality of our accounts receivable aging.

Cash Flow –Operating Activities

Cash flow generated from operating activities totaled $82.7 million in the current year. This compares to $144.7 million in 2003 and $54.6 million in 2002. The decline in cash flow of $62.0 million between fiscal 2003 and 2004 relates primarily to tax refunds received in the prior year as well as a significant shift in working capital balances.

Federal tax refunds received during fiscal 2003 increased cash flow by $42.8 million. These refunds related mainly to net operating losses generated in fiscal year 2002. By comparison, we received federal refunds of only $5.7 million in the current year.

As a reminder, in fiscal 2003 we made cash payments totaling $20.4 million for taxes and interest related to our 2002 settlement with the IRS concerning our COLI program. These payments reduced operating cash flows, partially offsetting the favorable changes in working capital balances discussed below.

From a working capital perspective, we received a much larger cash flow benefit in fiscal 2003 as compared to the current year. Most of this benefit was driven by a significant increase in accrued income taxes and declines in accounts receivable and inventory balances between 2002 and 2003. By contrast, in fiscal 2004 these working capital balances moved in the opposite direction resulting in a year-over-year decrease in accrued income taxes and increases in both accounts receivable and inventories. These negative factors were partially offset in 2004 by a production-driven increase in accounts payable, higher relative compensation and benefit accruals, and favorable changes in deferred taxes.

We made cash contributions to our employee pension funds totaling $28.3 million in fiscal 2004. In fiscal years 2003 and 2002, such contributions totaled $32.1 million and $37.4 million, respectively. These payments reduced operating cash flows in each of these years. Subsequent to the end of fiscal 2004, in July 2004, we made additional cash contributions totaling $23 million to our domestic employee pension plans.

Again in fiscal 2004, we incurred operating cash outflows related to our restructuring activities. Cash payments in the year totaled $12.8 million. We made similar cash payments in 2003 and 2002 totaling $14.4 million and $31.3 million, respectively.

Cash Flow –Investing Activities

Cash outflows for investing activities in fiscal 2004 totaled $21.9 million and were driven primarily by capital expenditures offset by proceeds from the sale of fixed assets. These same factors combined in fiscal 2003 to generate the majority of the $7.3 million outflow in that year. In fiscal year 2002, cash outflows totaling $25.8 million, which related mainly to capital expenditures, were offset by a $14.0 million cash receipt from the net surrender value of our COLI policies.

Capital expenditures in the current year totaled $26.7 million; down slightly from $29.0 million in fiscal 2003. In fiscal 2002, our spending was substantially higher in this area totaling $52.4 million. We have made significant progress in recent years adjusting our annual capital spending to be in line with business levels. We will continue to carefully monitor and challenge our spending in this area while at the same time taking care not to eliminate investments that are important to the long-term success of our operations and overall strategy.

As of the end of fiscal 2004, we had outstanding commitments for future capital purchases of approximately $2.7 million. We expect fiscal 2005 capital expenditures to total between $40 million and $50 million.

During the second quarter of fiscal 2004, we completed the sale of our Holland, Michigan Chair Plant. This facility was exited in connection with our restructuring plan, and its sale generated net proceeds of approximately $6.0 million. In fiscal 2003, we received proceeds totaling $20.2 million from the sale of our Rocklin, California and West-Michigan Powder Coat Technology facilities. Both of these facilities were exited in connection with prior restructuring actions.

Cash Flow – Financing Activities
(In Millions, Except Share and Per Share Data)

	2004	2003	2002

Shares acquired	2,462,996	3,642,013	800,721
Cost of shares acquired	$62.0	$61.9	$19.3
Weighted average cost per share acquired	$25.18	$16.99	$24.10
Shares issued	1,384,094	313,155	939,628
Weighted average price per share issued	$21.61	$13.83	$19.05
Cash dividends	$10.6	$10.8	$11.0
Dividends paid per share	$.15	$.15	$.15

Cash outflows for financing activities totaled $60.0 million in fiscal 2004 compared to $82.2 million in 2003 and $42.2 million in 2002.

As was the case in 2003, share repurchases in the current year accounted for a majority of the outflows in this category. In 2004, we repurchased fewer shares than in the prior year; however, they were acquired at a significantly higher weighted average cost. This resulted in essentially the same total cash outflow for repurchases between years. During the current year, our Board of Directors gave us approval to continue our share repurchase program with an additional $100 million authorization limit. As of the end of fiscal 2004, we had approximately $89.7 million available on our authorization to be used for future share repurchases. We continue to believe this is an effective means of returning value to our shareholders.

During fiscal 2004 we received cash totaling $27.4 million related to the issuance of our common stock. This was driven mainly by the exercise of stock options, the volume of which increased significantly from last year presumably due to the current year increase in our stock price. In fiscal 2003, cash received from the issuance of stock totaled only $3.9 million and related primarily to issuances in connection with employee benefit plans.

Repayments of long-term debt totaled $14.8 million in fiscal 2004. The majority of this related to the current year scheduled payment on our private placement notes. We also repaid approximately $1.8 million in remaining debt related to a prior dealer acquisition. In fiscal 2003, repayments totaled $13.4 million with the majority again related to the private placement. Also included in our 2003 repayments was approximately $2.8 million related to short-term bank debt associated with our former Australian business. Debt repayments in fiscal 2002 were $25.6 million. Our next scheduled debt repayment totals $13.0 million and will be made in the fourth quarter of fiscal 2005.

We paid cash dividends of $10.6 million, $10.8 million, and $11.0 million during fiscal 2004, 2003, and 2002, respectively. In April 2004, we announced a 100% increase in our quarterly dividend rate bringing it to $0.0725 per share. We will begin paying at this new rate in the first quarter of fiscal 2005.

We believe cash on hand, cash generated from operations, and our credit facilities will provide adequate liquidity to fund near term and future business operations and capital needs.

Contingencies

The company, for a number of years, has sold various products to the United States Government under General Services Administration (“GSA”) multiple award schedule contracts. Under the terms of these contracts, the GSA is permitted to audit the company’s compliance with the GSA contracts. The company has occasionally noted errors in complying with contract provisions. From time to time the company has notified the GSA of known instances of non-compliance (whether favorable or unfavorable to the GSA) once such circumstances are identified and investigated. The company does not believe that any of the errors brought to the GSA’s attention will adversely affect its relationship with the GSA. Currently no GSA audits are either scheduled or in process. Management does not expect resolution of the completed audits or non-compliance notifications to have a material adverse effect on the company’s consolidated financial statements.

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

Basis of Presentation

Fiscal years 2004, 2003, and 2002 each contained 52 weeks. This is the basis upon which all of the above weekly average data is presented.

Contractual Obligations

Contractual obligations associated with our ongoing business and financing activities will result in cash payments in future periods. The following table summarizes the amounts and estimated timing of these future cash payments. Further information regarding debt obligations can be found in Note 10 of the Consolidated Financial Statements. Likewise, further information related to operating leases can be found in Note 11.

(In Millions)

		Payments due by period

Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Long-Term Debt (7), (13)	$207.0	$13.0	$16.0	$3.0	$175.0
Estimated Interest on Debt
Obligations (8)	79.1	12.5	23.6	22.7	20.3
Operating Leases	65.7	21.0	25.3	13.0	6.4
Purchase obligations (9)	25.8	23.4	2.1	0.3	--
Pension Plan Funding (10)	27.2	27.2	--	--	--
Shareholder Dividends (11), (13)	5.2	5.2	--	--	--
Other (12), (13)	11.5	1.4	2.7	2.6	4.8

Total	$421.5	$103.7	$69.7	$41.6	$206.5

(7) Amounts indicated do not include the recorded fair value of interest rate swap instruments.
(8) Estimated future interest payments on our outstanding debt obligations are based on interest rates as of May 29, 2004. Actual cash outflows may differ significantly due to changes in underlying interest rates and timing of principal payments.
(9) Purchase obligations consist of non-cancelable purchase orders and commitments for goods, services, and capital assets.
(10) Pension funding commitments are defined as the expected minimum funding requirements and planned voluntary contributions to be made in the following 12-month period. As of May 29, 2004, the total accumulated benefit obligation for our domestic and international employee pension benefit plans was $277.2 million.
(11) Represents the recorded dividend payable as of May 29, 2004. Future dividend payments are not considered contractual obligations until declared.
(12) Other contractual obligations represent long-term commitments related to deferred employee compensation benefits, minimum designer royalty payments, and scheduled commitments related to the acquisition of intellectual property rights.
(13)     Total balance is reflected as a liability in the Consolidated Balance Sheet at May 29, 2004.

Off-Balance Sheet Arrangements

Guarantees

We provide certain guarantees to third parties under various arrangements in the form of product warranties, loan guarantees, standby letters of credit, lease guarantees, performance bonds, and indemnification provisions. These arrangements are accounted for and disclosed in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others” as described in Note 20 of the Consolidated Financial Statements.

Variable Interest Entities

On occasion, we provide financial support to certain dealers in the form of term loans, lines of credit, and/or loan guarantees. At May 29, 2004, we were considered the primary beneficiary of two such relationships due to the nature of our variable interests in these entities as further discussed in Note 4 of the Consolidated Financial Statements. In addition to these, we also hold variable interests in other dealerships where we are not the primary beneficiary. The risks and rewards associated with our interests in these other dealerships are primarily limited to our outstanding loans and guarantee amounts. At May 29, 2004, the company’s maximum exposure to any potential losses related to financing provided to such entities in the form of term loans and/or lines of credit totaled $1.3 million. Information on our exposure related to outstanding loan guarantees provided to such entities is included in Note 20 of the Consolidated Financial Statements.

Critical Accounting Policies

We strive to report our financial results clearly and understandably. We follow accounting principles generally accepted in the U.S. in preparing our consolidated financial statements, which require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. Following is a summary of our more significant accounting policies that require the use of estimates and judgments in preparing the financial statements.

Receivable Allowances

We base our allowances related to receivables on known customer exposures, historical credit experience, and the specific identification of other potential problems, including the economic climate. These methods are applied to all major receivables, including trade, lease, and notes receivables. In addition to known or judgmental components of our allowances, we follow a policy that consistently applies reserve rates based on the age of outstanding accounts receivable. Actual collections can differ from our historical experience, and if economic or business conditions deteriorate significantly, adjustments to these reserves could be required.

The accounts receivable allowance totaled $8.1 million and $12.9 million at May 29, 2004 and May 31, 2003, respectively. This year-over-year reduction is attributable to the overall improvement in the quality of our accounts receivable aging. The notes receivable allowance totaled $1.4 million and $4.4 million at May 29, 2004 and May 31, 2003, respectively. This year-over-year reduction is primarily attributable to the elimination of intercompany balances with OP Spectrum LLP consolidated upon the acquisition as further described in Note 2 and with certain dealerships consolidated upon the adoption of FIN 46(R) as further described in Note 4 of the consolidated financial statements.

Goodwill

The net carrying value of our goodwill at May 29, 2004 totaled $39.1 million. Beginning in fiscal year 2003, we ceased recognizing amortization expense on these goodwill assets in accordance with the accounting guidance in Statement of Financial Accounting Standards No. 142. Under this new rule, we are required to perform an annual test on our goodwill assets, by reporting unit, to determine whether the asset values are impaired. If impairment is determined, we are required to recognize a charge sufficient to reduce the net carrying value of the assets to their estimated fair market value.

We performed this test in the fourth quarter of fiscal 2004 and determined that no impairment exists. Our estimate of reporting unit fair value was based on discounted cash flows. Accordingly, we were required to make certain assumptions regarding future profitability and cash flows. It also required us to use an assumed discount rate, which we set at 10%. We believe this level is conservative in that it exceeds our estimated weighted average cost of capital. Changes to the discount rate used in this analysis have a significant impact on the results of the impairment test. Our analysis indicates that we could increase this discount rate by more than 2 full percentage points before the results of the test indicated impairment.

Warranty Reserve

We stand behind our products and keep our promises to customers. From time to time, issues arise resulting in the need to incur costs to correct or replace problems with products or services. We have established warranty reserves for the various costs associated with these guarantees. General warranty reserves are based on historical claims experience and periodically adjusted for business levels. Specific reserves are established once an issue is identified. The valuations of such reserves are based on the estimated costs to correct the problem. Actual costs may vary and result in an adjustment to our reserves.

Inventory Reserves

Inventories are valued at the lower of cost or market. The inventories of certain subsidiaries are valued using the last-in, first-out (LIFO) method. The inventories of other subsidiaries are valued using first-in, first-out method. We establish reserves for excess and obsolete inventory, based on material movement and a component of judgment for consideration of current events, such as economic conditions, that may affect inventory. The amount of reserve required to record inventory at lower of cost or market may be adjusted as conditions change.

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

We have net operating loss (NOL) carryforwards available in certain jurisdictions to reduce future taxable income. Future tax benefits for NOL carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. We base this determination on the expectation that related operations will be sufficiently profitable or various tax planning strategies available to us will enable us to utilize the NOL carryforwards. When information becomes available that raises doubts about the realization of a deferred income tax asset, a valuation allowance is established.

Self-Insurance Reserves

With the assistance of independent actuaries, we establish reserves for workers’ compensation and general liability exposures. The reserves are established based on actuarially determined expected future claims. We also established reserves for health benefit exposures based on historical claims information along with certain assumptions about future trends. The methods and assumptions used to determine the liabilities are applied consistently, although actual claim experience can vary. We maintain certain insurance coverage for risk exposures through traditional premium-based insurance policies.

Pension and other Post-Retirement Benefits

The determination of the obligation and expense for pension and other post-retirement benefits depends on certain actuarial assumptions used in calculating such amounts. Among the most significant of these assumptions are the discount rate, expected long-term rate of return on plan assets, and expected rate of increases in compensation and healthcare costs. These assumptions are reviewed annually based on internal and external factors. Adjustments to the assumptions could result in changes to the future expense and liabilities. Refer to Note 12 of the Consolidated Financial Statements for more information regarding costs and assumptions used for employee benefit plans.

Long-Lived Assets

We evaluate long-lived assets and acquired businesses for indicators of impairment when events or circumstances indicate that a risk may be present. Our judgments regarding the existence of impairment are based on market conditions, operational performance, and estimated future cash flows. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded to adjust the asset to its estimated fair value.

New Accounting Standards

In May 2003, the Emerging Issues Task Force issued its consensus on Issue No. 03-04, “Determining the Classification and Benefit Attribution Method for a ‘Cash Balance’ Pension Plan” (EITF 03-04). In this consensus, the Task Force concluded that the actuarially determined pension expense for cash balance plans that have fixed-interest credit rates and are not pay-related, be determined using the traditional unit credit method of accounting. The company adopted the provisions of EITF 03-04 effective at the beginning of the first quarter of fiscal 2004. The adoption of EITF 03-04 did not have a material impact on the company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS 150). SFAS 150 modified the traditional definition of “liabilities” to encompass certain obligations that must be settled through the issuance of equity shares. These obligations are considered liabilities as opposed to equity or mezzanine financing under the provisions of SFAS 150. In addition, SFAS 150 increased the required disclosures of alternate settlement methods related to these obligations. This new standard was effective immediately for financial instruments entered into or modified after May 31, 2003 and for all other financial instruments beginning in the second quarter of fiscal 2004. The adoption of SFAS 150 did not have an impact on the company’s consolidated financial statements.

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

In December 2003, the FASB issued a revision to Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46(R)). This new rule requires that companies consolidate a variable interest entity if the company is deemed the primary beneficiary subject to a majority of the risk of loss from the variable interest entity’s activities, or is entitled to receive a majority of the entity’s residual returns, or both. The company has no special purpose entities, as defined, nor has it acquired a variable interest in an entity where the company is the primary beneficiary since January 31, 2003. The provisions of FIN 46(R) are required to be applied as of the end of the first reporting period that ends after March 15, 2004 for the variable interest entities in which the company holds a variable interest that it acquired on or before January 31, 2003. The company adopted FIN 46(R) at end of the fourth quarter of fiscal 2004. Refer to Note 4, Variable Interest Entities, for further discussion.

In December 2003, the FASB issued SFAS No. 132 revised 2003, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (SFAS 132(R)). This standard increases the existing disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. Companies will be required to segregate plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and other informational disclosures. SFAS 132(R) also requires companies to disclose various elements of pension and post-retirement benefit costs in interim-period financial statements for quarters beginning after December 15, 2003. The company adopted the additional annual disclosure provisions of SFAS 132(R) in the fourth quarter of fiscal 2004. Refer to Note 12, Employee Benefit Plans, for further disclosures regarding pension and other post-retirement benefits.

In March 2004, the Emerging Issues Task Force issued a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-01). In this consensus, the Task Force required certain quantitative and qualitative disclosures related to debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS 115 that are in an unrealized loss position at the balance sheet date but for which an other-than-temporary impairment has not been recognized. In addition, the Task Force developed a basic model in evaluating whether investments within the scope of EITF 03-01 have other-than-temporary impairment. The company adopted provisions of EITF 03-01 in the fourth quarter of fiscal 2004. Adoption of EITF 03-01 did not have a material impact on the company’s consolidated financial statements. Refer to Note 1, Significant Accounting and Reporting Policies, for further disclosures regarding short-term investments.

In May 2004, the FASB issued Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP 106-2) in response to the Act that was signed into law on December 8, 2003. The Act introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree healthcare plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The provisions of FSP 106-2 provide guidance on the accounting treatment and required disclosures relating to the effects of the Act. This guidance supersedes FASB Staff Position No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP 106-1). Currently, specific regulatory guidance does not exist regarding how to determine whether a plan is considered actuarially equivalent, a key criterion under FSP 106-2. Accordingly, the company is currently in the process of evaluating existing plan benefits to determine actuarial equivalency and the corresponding impact of the FSP on the financial statements. The company expects to adopt the provisions of FSP 106-2 in the second quarter of fiscal 2005.

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

Favorable foreign currency fluctuations during fiscal 2004 resulted in increased earnings from continuing operations before income taxes of $0.1 million. Additionally, the accumulated other comprehensive loss component of total shareholders’ equity was reduced during fiscal 2004 by $3.4 million as a result of these changes. By comparison, currency fluctuations in fiscal 2003 resulted in increased pretax earnings of $0.9 million and reduced accumulated other comprehensive loss by $7.7 million. Because the company conducts business internationally, it will continue to be subject to related currency exchange rate fluctuations.

The company maintains fixed-rate debt. For fixed-rate debt, changes in interest rates generally affect fair market value but not earnings or cash flows. The company does not have an incentive to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on such debt until the company would be required to refinance it. The company has three separate interest rate swap agreements that effectively convert $82 million in total of fixed-rate debt to a variable-rate basis at the end of the fiscal year. This debt is subject to changes in interest rates, which could have a material impact on the company’s financial results. The interest rate swap derivative instruments are held and used by the company as a tool for managing interest rate risk. They are not used for trading or speculative purposes. The counterparties to these swap instruments are large major financial institutions that the company believes are of high-quality creditworthiness. While the company may be exposed to potential losses due to the credit risk of non-performance by these counterparties, such losses are not anticipated. The swap arrangements resulted in the reduction of net interest expense by approximately $1.6 million and $0.9 million in fiscal years 2004 and 2003, respectively. In fiscal 2002, the effect on net interest expense was not material. As of May 29, 2004, the swap instruments had a combined negative fair value of approximately $1.3 million. All cash flows related to the company’s interest rate swap agreements are denominated in U.S. dollars. For further information, refer to Fair Value of Financial Instruments and Financial Instruments with Off-Balance-Sheet Risk in Notes 17 and 18 to the Consolidated Financial Statements.

Expected cash flows (notional amounts) over the next five years and thereafter related to debt instruments are as follows.

(In Millions)	2005	2006	2007	2008	2009	Thereafter	Total(1)

Long-term Debt:
Fixed Rate	$13.0	$13.0	$3.0	$3.0	$--	$175.0	$207.0
Wtd. Average Interest Rate =7.02%

Derivative Financial Instruments Related to
Debt - Interest Rate Swaps:
Pay Variable/Receive Fixed	$10.0	$10.0	$--	$--	$--	$--	$20.0
Pay Interest Rate = 3.49% (at May 29, 2004)
Received Interest Rate = 6.37%

Pay Variable/Receive Fixed	$3.0	$3.0	$3.0	$3.0	$--	$--	$12.0
Pay Interest Rate = 5.30% (at May 29, 2004)
Received Interest Rate = 6.52%

Pay Variable/Receive Fixed	$--	$--	$--	$--	$--	$50.0	$50.0
Pay Interest Rate = 4.79% (at May 29, 2004)
Receive Interest Rate = 7.125%

(1) Amount does not include the recorded fair value of the swap instruments, which totaled $(1.3) million at the end of fiscal 2004.

Item 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly Financial Data

Summary of the quarterly operating results on a consolidated basis for the years ended May 29, 2004, May 31, 2003, and June 1, 2002.

(In Millions, Except Per Share Data)		First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2004	Net sales (3)	$324.5	$330.3	$329.6	$353.8
	Gross margin (3)	101.6	102.0	99.3	112.5
	Earnings before cumulative effect of
	accounting changes (3), (4)	6.2	9.1	7.8	19.8
	Cumulative effect of accounting changes:
	Variable interest entities (1)	--	--	--	(0.5)
	Net earnings (3), (4)	6.2	9.1	7.8	19.3
	Earnings per share - basic, before
	cumulative effect of accounting changes(4)	.08	.12	.11	.28
	Earnings per share-basic (4)	.08	.12	.11	.27
	Earnings per share - diluted, before
	cumulative effect of accounting changes(4)	.08	.12	.11	.27
	Earnings per share-diluted (4)	$.08	$.12	$.11	$.27

2003	Net sales	$346.9	$357.3	$310.4	$321.9
	Gross margin	109.2	113.7	93.5	107.2
	Net earnings	9.8	11.8	3.0	(1.3)
	Earnings per share-basic	.13	.16	.04	(.02)
	Earnings per share-diluted (2)	$.13	$.16	$.04	$(.02)

2002	Net sales (3)	$410.3	$395.0	$340.7	$322.6
	Gross margin (3)	125.8	118.9	98.5	97.0
	Net earnings	(2.9)	(22.7)	(11.6)	(18.8)
	Earnings per share-basic	(.04)	(.30)	(.15)	(.25)
	Earnings per share-diluted (2)	$(.04)	$(.30)	$(.15)	$(.25)

(1) Effective May 29, 2004, the Company adopted FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46(R)). For further information, refer to Note 4 of the Consolidated Financial Statements filed as part of this report.
(2) For fiscal quarters ending with a reported loss, shares resulting from stock option plans would be anti-dilutive to earnings per share and have not been included in diluted earnings per share.
(3) Sum of the quarters does not equal the annual balance reflected in the Consolidated Statements of Operations due to rounding.
(4); The fourth quarter of fiscal 2004 was benefited by the release of tax reserves totaling $6.9 million. For further information, refer to Note 16 of the Consolidated Financial Statements filed as a part of this report.

Consolidated Statements Of Operations
(In Millions, Except Per Share Data)

	May 29, 2004	May 31, 2003	June 1, 2002

Net Sales	$1,338.3	$1,336.5	$1,468.7
Cost of Sales	922.7	912.9	1,028.4

Gross Margin	415.6	423.6	440.3

Operating Expenses:
Selling, general, and administrative	304.1	319.8	399.7
Design and research	40.0	39.1	38.9
Restructuring expenses	10.3	16.4	81.6

Total Operating Expenses	354.4	375.3	520.2

Operating Earnings	61.2	48.3	(79.9)

Other Expenses (Income):
Interest expense	14.1	15.7	18.2
Interest income	(4.5)	(6.6)	(6.2)
Other, net	--	3.4	(0.9)

Net Other Expenses	9.6	12.5	11.1

Earnings from Continuing Operations
Before Income Taxes	51.6	35.8	(91.0)
Income Tax Expense (Benefit) on Earnings from
Continuing Operations	8.8	12.5	(35.0)

Earnings Before Cumulative Effect of a Change
In Accounting Principle	42.8	23.3	(56.0)
Cumulative Effect of a Change in Accounting Principle,
net of tax expense of $0.4 (Note 4)	(0.5)	--	--

Net Earnings	$42.3	$23.3	$(56.0)

Earnings Per Share - Basic:
Earnings Before Cumulative Effect of a Change
In Accounting Principle	$0.59	$0.31	$(0.74)
Cumulative Effect of a Change in Accounting Principle,
net of tax	(0.01)	--	--

Earnings Per Share - Basic	$0.58	$0.31	$(0.74)

Earnings Per Share - Diluted:
Earnings Before Cumulative Effect of a Change
In Accounting Principle	$0.59	$0.31	$(0.74)
Cumulative Effect of a Change in Accounting Principle,
net of tax	(0.01)	--	--

Earnings Per Share - Diluted	$0.58	$0.31	$(0.74)

Consolidated Balance Sheets
(In Millions, Except Share and Per Share Data)

	May 29, 2004	May 31, 2003

Assets
Current Assets:
Cash and cash equivalents	$189.2	$185.5
Short-term investments	10.7	11.5
Accounts receivable, less allowances of $8.1 in 2004 and $12.9 in 2003	142.4	125.6
Inventories	38.1	31.4
Prepaid expenses and other	50.2	59.5

Total Current Assets	430.6	413.5

Property and Equipment:
Land and improvements	19.1	19.0
Buildings and improvements	129.3	125.7
Machinery and equipment	545.0	541.4
Construction in progress	6.7	10.9

	700.1	697.0
Less: accumulated depreciation	491.6	451.3

Net Property and Equipment	208.5	245.7

Notes Receivable, less allowances of $1.4 in 2004 and $4.4 in 2003	1.9	4.6
Goodwill	39.1	39.1
Other Intangible Assets, net	5.9	6.3
Deferred Taxes	7.3	25.9
Other Assets	21.4	22.2

Total Assets	$714.7	$757.3

Liabilities and Shareholders' Equity
Current Liabilities:
Unfunded checks	$8.6	$12.1
Current maturities of long-term debt	13.0	13.6
Notes payable	1.5	-
Accounts payable	90.4	73.9
Accrued liabilities	123.8	137.6

Total Current Liabilities	237.3	237.2
Long-term Debt, less current maturities	192.7	209.4
Other Liabilities	90.1	119.7

Total Liabilities	520.1	566.3

Shareholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized, none
issued)	-	-
Common stock, $0.20 par value (240,000,000 shares authorized,
71,750,979 and 72,829,881 shares issued and outstanding in 2004 and 2003	14.4	14.6
Additional paid-in capital	-	-
Retained earnings	246.1	250.5
Accumulated other comprehensive loss	(57.6)	(62.6)
Key executive stock programs	(8.3)	(11.5)

Total Shareholders' Equity	194.6	191.0

Total Liabilities and Shareholders' Equity	$714.7	$757.3

Consolidated Statements of Stockholders’ Equity
(In Millions, Except Share and Per Share Data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Key Exec. Stock Programs	Total Shareholders' Equity

Balance, June 2, 2001	$15.2	$-	$365.6	$(17.4)	$(11.9)	$351.5

Net earnings	-	-	(56.0)	-	-	(56.0)
Current year translation adjustment	-	-	-	(1.6)	-	(1.6)
Minimum pension liability (net of tax of $8.8 million)	-	-	-	(16.2)	-	(16.2)
Unrealized holding gain on investments available-for-sale	-	-	-	0.9	-	0.9

Total comprehensive loss					-	(72.9)
Cash dividends ($.145 per share)	-	-	(11.0)	-	-	(11.0)
Exercise of stock options	0.1	7.9	-	-	-	8.0
Employee stock purchase plan	0.1	3.8	-	-	-	3.9
Tax benefit relating to stock options	-	1.4	-	-	-	1.4
Repurchase and retirement of 800,721
shares of common stock	(0.2)	(16.3)	(2.8)	-	-	(19.3)
Stock grants earned	-	-	-	-	1.4	1.4
Stock grants issued	-	4.6	-	-	(4.7)	(0.1)
Deferred compensation plan	-	(1.4)	-	-	1.4	-
Stock purchase assistance plan	-	-	-	-	0.1	0.1

Balance, June 1, 2002	$15.2	$-	$295.8	$(34.3)	$(13.7)	$263.0

Net earnings	-	-	23.3	-	-	23.3
Current year translation adjustment	-	-	-	7.7	-	7.7
Minimum pension liability (net of tax of $22.1 million)	-	-	-	(36.1)	-	(36.1)
Unrealized holding gain on investments available-for-sale	-	-	-	0.1	-	0.1

Total comprehensive loss	-	-	-	-	-	(5.0)
Cash dividends ($.145 per share)	-	-	(10.8)	-	-	(10.8)
Exercise of stock options	-	0.7	-	-	-	0.7
Employee stock purchase plan	0.1	3.1	-	-	-	3.2
Tax benefit relating to stock options	-	0.2	-	-	-	0.2
Repurchase and retirement of 3,642,013
shares of common stock	(0.7)	(3.4)	(57.8)	-	-	(61.9)
Directors' fees	-	0.1	-	-	-	0.1
Stock grants earned	-	-	-	-	1.5	1.5
Stock grants issued	-	0.3	-	-	(0.3)	-
Deferred compensation plan	-	(1.0)	-	-	1.0	-

Balance, May 31, 2003	$14.6	$-	$250.5	$(62.6)	$(11.5)	$191.0

Net earnings	-	-	42.3	-	-	42.3
Current year translation adjustment	-	-	-	3.4	-	3.4
Minimum pension liability (net of tax of $1.2 million)	-	-	-	2.2	-	2.2
Unrealized holding loss on investments available-for-sale	-	-	-	(0.6)	-	(0.6)

Total comprehensive income	-	-	-	-	-	47.3
Cash dividends ($.18125 per share)	-	-	(13.1)	-	-	(13.1)
Exercise of stock options	0.3	24.2	-	-	-	24.5
Employee stock purchase plan	-	2.8	-	-	-	2.8
Tax benefit relating to stock options	-	2.5	-	-	-	2.5
Repurchase and retirement of 2,462,996
shares of common stock	(0.5)	(27.9)	(33.6)	-	-	(62.0)
Directors' fees	-	0.1	-	-	-	0.1
Stock grants earned	-	-	-	-	1.5	1.5
Stock grants issued	-	0.1	-	-	(0.1)	-
Deferred compensation plan	-	(1.8)	-	-	1.8	-

Balance, May 29, 2004	$14.4	$-	$246.1	$(57.6)	$(8.3)	$194.6

Consolidated Statements of Cash Flows
(In Millions)

	May 29, 2004	May 31, 2003	June 1, 2002

Cash Flows from Operating Activities:
Net earnings	$42.3	$23.3	$(56.0)
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Cumulative effect of a change in accounting
principle, net of tax (Note 4)	0.5	-	-
Other (Note 19)	39.9	121.4	110.6

Net Cash Provided by Operating Activities	82.7	144.7	54.6

Cash Flows from Investing Activities:
Notes receivable repayments	48.0	189.2	341.3
Notes receivable issued	(48.9)	(190.0)	(334.4)
Short-term investment purchases	(9.0)	(4.5)	(38.9)
Short-term investment sales	9.3	4.2	42.3
Property and equipment additions	(26.7)	(29.0)	(52.4)
Proceeds from sales of property and equipment	6.7	20.7	0.7
Surrender of COLI policies	-	-	14.0
Net cash paid for acquisitions (Note 2)	(0.2)
Other, net	(1.1)	2.1	1.6

Net Cash Used for Investing Activities	(21.9)	(7.3)	(25.8)

Cash Flows from Financing Activities:
Short-term debt borrowings	-	-	1.8
Short-term debt repayments	-	(2.8)	(2.4)
Long-term debt repayments	(14.8)	(10.6)	(23.2)
Dividends paid	(10.6)	(10.8)	(11.0)
Common stock issued	27.4	3.9	11.9
Common stock repurchased and retired	(62.0)	(61.9)	(19.3)

Net Cash Used for Financing Activities	(60.0)	(82.2)	(42.2)

Effect of Exchange Rate Changes on Cash and Cash
Equivalents	2.7	6.3	(0.9)

Net Increase (Decrease) in Cash and Cash Equivalents	3.5	61.5	(14.3)
Cash Increase from Cumulative Effect of a Change in
Accounting Principle (Note 4)	0.2	-	-
Cash and Cash Equivalents, Beginning of Year	185.5	124.0	138.3

Cash and Cash Equivalents, End of Year	$189.2	$185.5	$124.0

Notes to the Consolidated Financial Statements

1. Significant Accounting and Reporting Policies

The following is a summary of significant accounting and reporting policies not reflected elsewhere in the accompanying financial statements. Principles of Consolidation The consolidated financial statements include the accounts of Herman Miller, Inc., and its majority-owned domestic and foreign subsidiaries. Effective May 29, 2004, the consolidated financial statements also include variable interest entities (VIEs) of which Herman Miller, Inc. is the primary beneficiary as further described in Note 4, Variable Interest Entities. The consolidated entities are collectively referred to as the “company.” All significant intercompany accounts and transactions, including those involving VIEs, have been eliminated in the consolidated financial statements.

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

Fiscal Year The company’s fiscal year ends on the Saturday closest to May 31. The years ended May 29, 2004, May 31, 2003, and June 1, 2002, each contained 52 weeks. Foreign Currency Translation The functional currency for foreign subsidiaries is the local currency. The cumulative effects of translating the balance sheet accounts from the functional currency into the United States dollar at current exchange rates and revenue and expense accounts using average exchange rates for the period are included as a separate component of shareholders’ equity. Gains or losses arising from remeasuring all foreign currency transactions into the appropriate currency are included in determining net earnings. Gains (losses) arising from remeasuring foreign currency transactions into the appropriate functional currency, which were included in determining net earnings, totaled $0.1 million, $0.9 million, and $(0.5) million for the years ended May 29, 2004, May 31, 2003, and June 1, 2002, respectively.

Cash Equivalents The company holds cash equivalents as part of its cash management function. Cash equivalents include money market funds, time deposit investments, and treasury bills with original maturities of less than three months at the time of purchase. The carrying value of cash equivalents, which approximates fair value, totaled $131.9 million and $141.5 million as of May 29, 2004, and May 31, 2003, respectively. All cash and cash equivalents are high-credit quality financial instruments, and the amount of credit exposure to any one financial institution or instrument is limited.

Short-Term Investments The company maintains a portfolio of short-term investments comprised of investment grade fixed-income and equity securities. These investments are held at the company’s wholly owned insurance captive and are considered “available-for-sale” as defined in Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, they have been recorded at fair market value based on quoted market prices, with the resulting net unrealized holding gains or losses reflected as a component of comprehensive income/(loss) in the Consolidated Statements of Shareholders’ Equity. Net investment income recognized in the Consolidated Statements of Operations resulting from these investments totaled $0.5 million, $0.9 million, and $0.9 million for the years ended May 29, 2004, May 31, 2003, and June 1, 2002, respectively.

The following is a summary of the carrying and market values of the company’s short-term investments as of the dates indicated.

	May 29, 2004

(In Millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value

Foreign Government Debt Securities	$5.5	$0.5	$-	$6.0
Corporate Bonds	4.8	-	(0.1)	4.7

Total	$10.3	$0.5	$(0.1)	$10.7

	May 31, 2003

	Cost	Unrealized Gain	Unrealized Loss	Market Value

US Government Debt Securities	$1.0	$-	$-	$1.0
Foreign Government Debt Securities	7.1	0.9	-	8.0
Corporate Bonds	2.4	0.1	-	2.5

Total	$10.5	$1.0	$-	$11.5

Maturities of short-term investments as of May 29, 2004 are as follows.

(In Millions)	Cost	Market Value

Due within one year	$2.0	$2.1
Due after one year through five years	8.3	8.6
Due after five years	-	-

Total	$10.3	$10.7

The following table summarizes the company’s investments with unrealized losses. The information is aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of May 29, 2004.

	Less Than 12 Months		12 Months or Greater		Total

(In Millions)	Market Value	Unrealized Loss	Market Value	Unrealized Loss	Market Value	Unrealized Loss

Foreign Government Debt Securities	$-	$-	$-	$-	$-	$-
Corporate Bonds	3.6	(0.1)	-	-	3.6	(0.1)

Total	$3.6	$(0.1)	$-	$-	$3.6	$(0.1)

The unrealized loss on investments in corporate bonds is not considered other than temporary as the company has the intent and ability to hold such securities to recovery.

Accounts Receivable Allowances Reserves for uncollectible accounts receivable balances are based on known customer exposures, historical credit experiences, and the specific identification of other potential problems expected in the collection of the receivables. In addition, general allowances are determined based on the age of receivable balances in relation to their respective due dates. Fully reserved balances are written off against the reserve once the company determines collection to be unlikely.

Property, Equipment, and Depreciation Property and equipment are stated at cost. The cost is depreciated over the estimated useful lives of the assets, using the straight-line method. Estimated useful lives range from 3 to 10 years for machinery and equipment and do not exceed 40 years for buildings. Leasehold improvements are depreciated over the lesser of the lease term or 10 years. The company capitalizes certain external and internal costs incurred in connection with the development, testing, and installation of software for internal use. Software for internal use is included in property and equipment and is depreciated over an estimated useful life of 5 years or less. As of the end of fiscal 2004, outstanding commitments for future capital purchases approximated $2.7 million.

Long-Lived Assets The company assesses the recoverability of its long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” effective the beginning of fiscal 2003. This assessment is performed whenever events or circumstances such as current and projected future operating losses or changes in the business climate indicate that the carrying amount may not be recoverable. Assets are grouped and evaluated at the lowest level for which there are independent and identifiable cash flows. The company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows (undiscounted and without interest charges) expected to result from the use of the asset. If the carrying amount of the asset exceeds the expected future cash flows, the company measures and records an impairment loss for the excess of the carrying value of the asset over its fair value. The estimation of fair value is made by discounting the expected future cash flows at the rate the company uses to evaluate similar potential investments based on the best information available at that time.

Refer to Note 3, Restructuring Charges for discussion of impairments recognized during fiscal years 2004, 2003, and 2002 in connection with the company’s restructuring activities.

Goodwill and Other Intangible Assets The company adopted SFAS 142, “Goodwill and Other Intangible Assets,” in the first quarter of fiscal year 2003. In accordance with SFAS 142, beginning in fiscal year 2003, the company no longer records amortization expense on its remaining goodwill assets. Rather, the company is required to test the carrying value of goodwill for impairment at the “reporting unit” level annually or more frequently if a triggering event occurs. As a matter of practice, the company performs the required annual impairment testing of goodwill during the fourth quarter of each fiscal year. Based on the annual testing performed, the results indicated the fair value exceeded the recorded carrying value of the company’s goodwill assets, and accordingly no impairment charge was required for the years ending May 29, 2004 and May 31, 2003. In addition, the carrying amount of goodwill during fiscal years 2004 and 2003 did not change.

The pro forma impact on fiscal year 2002 net earnings and earnings per share of no longer amortizing goodwill is presented below.

(In Millions, Except Per Share Data)	Year Ended June 1, 2002

Reported net earnings	$(56.0)
Add back goodwill amortization, net of tax	2.8

Adjusted net earnings	$(53.2)

Reported earnings per share - basic	$(0.74)
Add back goodwill amortization, net of tax	0.04

Adjusted earnings per share - basic	$(0.70)

Reported earnings per share - diluted	$(0.74)
Add back goodwill amortization, net of tax	0.04

Adjusted earnings per share - diluted	$(0.70)

SFAS 142 also requires the company to evaluate its other intangible assets to determine whether any have “indefinite useful lives.” Under this new accounting standard, intangible assets with indefinite useful lives, if any, are no longer subject to amortization. The company did not classify any of its other intangible assets as having indefinite useful lives and, accordingly, continues to amortize them over their remaining useful lives. The company amortizes its other intangible assets using the straight-line method over periods ranging from 8 to 17 years.

Other intangible assets are comprised of patents, trademarks, and intellectual property rights with a combined gross carrying value and accumulated amortization of $11.0 million and $5.1 million, respectively, as of May 29, 2004. As of May 31, 2003, these amounts totaled $10.6 million and $4.3 million, respectively.

Estimated amortization expense for intangible assets as of May 29, 2004, for each of the succeeding five fiscal years is as follows.

(In Millions) 2005 2006 2007 2008 2009	$0.9 0.9 0.9 0.9 0.9

Notes Receivable The notes receivable are primarily from certain independent contract office furniture dealers. These notes are the result of dealers in transition either through a change in ownership or general financial difficulty. The notes are collateralized by the assets of the dealers and bear interest based on the prevailing prime rate. Recorded reserves are based on historical credit experience, collateralization levels, and the specific identification of other potential collection problems. Interest income relating to these notes was $0.5 million, $0.7 million, and $0.8 million in 2004, 2003, and 2002, respectively.

Unfunded Checks As a result of maintaining a consolidated cash management system, the company utilizes controlled disbursement bank accounts. These accounts are funded as checks are presented for payment, not when checks are issued. Any resulting book overdraft position is included in current liabilities as unfunded checks.

Self-Insurance The company is partially self-insured for general liability, workers’ compensation, and certain employee health benefits under insurance arrangements that provide for third-party coverage of claims exceeding the company’s loss retention levels. The company’s retention levels designated within significant insurance arrangements as of May 29, 2004 are as follows:

Retention Levels

General Liability and Auto Liability/Physical Damage Workers' Compensation and Property Health Benefits	$1.00 million per occurrence $0.75 million per occurrence Varies by plan(1)
(1) The majority of health benefits are provided under plans with retention levels ranging between $0.15 million per person to $0.20 million per employee.

The general and workers’ compensation liabilities are managed through a wholly owned insurance captive; the related liabilities are included in the accompanying consolidated financial statements. The company’s policy is to accrue amounts equal to the actuarially determined liabilities. The actuarial valuations are based on historical information along with certain assumptions about future events. The company also accrues an estimated liability for health benefits in the accompanying consolidated financial statements based on historical claims information along with certain assumptions about future trends. Changes in assumptions for such matters as legal actions, medical costs, and changes in actual experience could cause these estimates to change in the near term.

Research, Development, Advertising, and Other Related Costs Research, development, advertising materials, pre-production and start-up costs are expensed as incurred. Research and development (R&D) costs consist of expenditures incurred during the course of planned search and investigation aimed at discovery of new knowledge useful in developing new products or processes. R&D costs also include the significant enhancement of existing products or production processes, and the implementation of such through design, testing of product alternatives, or construction of prototypes. Royalty payments made to designers of the company’s products as the products are sold are not included in research and development costs, as they are a variable cost based on product sales. Research and development costs, included in design and research expense in the accompanying Consolidated Statements of Operations, were $34.6 million, $33.3 million, and $33.9 million in 2004, 2003, and 2002, respectively. Advertising costs, included in selling, general, and administrative expense in the accompanying Consolidated Statements of Operations, were $1.9 million, $0.8 million, and $2.1 million in 2004, 2003, and 2002, respectively.

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

Stock-Based Compensation At May 29, 2004, the company had several stock-based compensation plans, which are described fully in Notes 14 and 15, Stock Plans and Key Executive and Director Stock Programs. The company accounts for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Under this method, which continues to be acceptable under Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement No. 123,” (SFAS 148), no compensation expense is recognized when stock options are granted to employees and directors at fair market value as of the grant date.

The following table illustrates the effect on fiscal year net earnings and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) to stock-based employee compensation during the periods indicated with the Black-Scholes pricing model used for valuation of stock options.

(In Millions, Except Per Share Data)	2004	2003	2002

Net earnings, as reported	$42.3	$23.3	$(56.0)
Less: Incremental stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	(11.4)	(11.1)	(7.2)

Pro forma net earnings	$30.9	$12.2	$(63.2)

Total stock-based employee compensation
expense included in net earnings, as
reported, net of related tax effects	0.9	$1.0	$0.9

Earnings per share:
Basic, as reported	$0.58	$0.31	$(0.74)
Basic, pro forma	$0.43	$0.16	$(0.83)
Diluted, as reported	$0.58	$0.31	$(0.74)
Diluted, pro forma	$0.42	$0.16	$(0.83)

Earnings per Share Basic earnings per share (EPS) excludes the dilutive effect of common shares that could potentially be issued, due to the exercise of stock options or the vesting of restricted shares, and is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted EPS for fiscal years 2004 and 2003 was computed by dividing net earnings by the sum of the weighted-average number of shares outstanding, plus all dilutive shares that could potentially be issued. As the company reported a net loss for the year ended June 1, 2002, shares resulting from stock option plans would be anti-dilutive to EPS and, consequently, have not been included in determining diluted EPS.

Revenue Recognition The company recognizes revenue on sales through its network of independent contract furniture dealers and independent retailers once the related product is shipped and title passes to the dealer. Sales made through its subsidiary dealerships are recognized when delivery of the product and related services is made to the end customer. In situations where products are sold directly to the end customer, outside of the company’s independent and owned dealer network, revenue is recognized once the related product is shipped and installation is substantially complete. Offers such as rebates and discounts are recorded as reductions to net sales. Unearned revenue arises as a normal part of business from advance payments from customers for future delivery of product and service.

Shipping and Handling Expenses The company records shipping and handling related expenses under the caption “Cost of Sales” in the Consolidated Statements of Operations. Comprehensive Income/(Loss) The company’s comprehensive income/(loss) consists of net earnings, foreign currency translation adjustments, minimum pension liability, and unrealized holding gains/(losses) on available-for-sale investments. The components of “Accumulated Other Comprehensive Loss” in each of the last three fiscal years are as follows.

(In Millions)	Foreign Currency Translation Adjustments	Minimum Pension Liability (Net of tax)	Unrealized Holding Period Gains/(Losses)	Total Accumulated Other Comprehensive Income/(Loss)

Balance, June 2, 2001	$(17.4)	--	$--	$(17.4)
Other comprehensive
gain/(loss) in fiscal 2002	(1.6)	(16.2)	0.9	(16.9)

Balance, June 1, 2002	(19.0)	(16.2)	0.9	(34.3)
Other comprehensive
gain/(loss) in fiscal 2003	7.7	(36.1)	0.1	(28.3)

Balance, May 31, 2003	(11.3)	(52.3)	1.0	(62.6)
Other comprehensive
gain/(loss) in fiscal 2004	3.4	2.2	(0.6)	5.0

Balance, May 29, 2004	$(7.9)	$(50.1)	$0.4	$(57.6)

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

Change in Accounting Estimate Fiscal 2002 operating expenses included $15.6 million of accelerated depreciation related to certain sales technology assets. This charge reduced earnings per share by $0.13 in 2002. At the time the company decided to replace these assets, they had an estimated remaining useful life of approximately eighteen months. These assets were completely depreciated by June 1, 2002, at which time the replacement assets were placed in service. This change in service life constituted a change in accounting estimate under Accounting Principles Board Opinion No. 20, “Accounting Changes.”

Fiscal 2004 operating expenses included a $5.2 million pretax credit related to the reversal of an accrued legal liability. Refer to Note 20, Guarantees, Indemnifications, and Contingencies, for further discussion regarding this legal contingency.

Change in Accounting Principle At the beginning of fiscal 2004, the company converted a portion of its remaining FIFO-based domestic inventories to the LIFO method for inventory valuation purposes. Due to the facility rationalization and consolidation resulting from the company’s restructuring activities in recent years, the company determined it was more appropriate to account for this inventory using the LIFO method. There was no cumulative effect of this change in accounting principle and the impact on the company’s fiscal 2004 consolidated financial statements was not material.

In addition, as noted below under New Accounting Standards, the company adopted FIN 46(R) which was recognized as a cumulative effect of a change in accounting principle as of May 29, 2004. Refer to Note 4, Variable Interest Entities, for further discussion.

New Accounting Standards In May 2003, the Emerging Issues Task Force issued its consensus on Issue No. 03-04, “Determining the Classification and Benefit Attribution Method for a ‘Cash Balance’ Pension Plan” (EITF 03-04). In this consensus, the Task Force concluded that the actuarially determined pension expense for cash balance plans, be determined using the traditional unit credit method of accounting. The company adopted the provisions of EITF 03-04 effective at the beginning of the first quarter of fiscal 2004. The adoption of EITF 03-04 did not have a material impact on the company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS 150). SFAS 150 modified the traditional definition of “liabilities” to encompass certain obligations that must be settled through the issuance of equity shares. These obligations are considered liabilities as opposed to equity or mezzanine financing under the provisions of SFAS 150. In addition, SFAS 150 increased the required disclosures of alternate settlement methods related to these obligations. This new standard was effective immediately for financial instruments entered into or modified after May 31, 2003, and for all other financial instruments beginning in the second quarter of fiscal 2004. The adoption of SFAS 150 did not have an impact on the company’s consolidated financial statements.

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

In December 2003, the FASB issued a revision to Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46(R)). This rule requires that companies consolidate a variable interest entity if the company is deemed the primary beneficiary subject to a majority of the risk of loss from the variable interest entity’s activities, or is entitled to receive a majority of the entity’s residual returns, or both. The company has no special purpose entities, as defined, nor has it acquired a variable interest in an entity where the company is the primary beneficiary since January 31, 2003. The provisions of FIN 46(R) are required to be applied as of the end of the first reporting period that ends after March 15, 2004 for the variable interest entities in which the company holds a variable interest that it acquired on or before January 31, 2003. The company adopted FIN 46(R) at end of the fourth quarter of fiscal 2004. Refer to Note 4, Variable Interest Entities, for further discussion.

In December 2003, the FASB issued SFAS No. 132 revised 2003, “Employers’ Disclosures about Pensions and Other Post-Retirement Benefits” (SFAS 132(R)). This standard increases the existing disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. Companies will be required to segregate plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and other informational disclosures. SFAS 132(R) also requires companies to disclose various elements of pension and post-retirement benefit costs in interim-period financial statements for quarters beginning after December 15, 2003. The company adopted the additional annual disclosure provisions of SFAS 132(R) in the fourth quarter of fiscal 2004. Refer to Note 12, Employee Benefit Plans, for further disclosures regarding pension and other post-retirement benefits.

In March 2004, the Emerging Issues Task Force issued a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-01). In this consensus, the Task Force required certain quantitative and qualitative disclosures related to debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS 115 that are in an unrealized loss position at the balance sheet date but for which an other-than-temporary impairment has not been recognized. In addition, the Task Force developed a basic model in evaluating whether investments within the scope of EITF 03-01 have other-than-temporary impairment. The company adopted provisions of EITF 03-01 in the fourth quarter of fiscal 2004. Adoption of EITF 03-01 did not have a material impact on the company’s consolidated financial statements. Refer to Note 1, Significant Accounting and Reporting Policies, for further disclosures regarding short-term investments.

In May 2004, the FASB issued Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP 106-2), in response to the Act signed into law on December 8, 2003. The Act introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree healthcare plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The provisions of FSP 106-2 provide guidance on the accounting treatment and required disclosures relating to the effects of the Act. This guidance supersedes FASB Staff Position No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP 106-1). Currently specific regulatory guidance does not exist regarding how to determine whether a plan is considered actuarially equivalent, a key criterion under FSP 106-2. Accordingly, the company is currently in the process of evaluating existing plan benefits to determine actuarial equivalency and the corresponding impact of the FSP on the financial statements. The company expects to adopt the provisions of FSP 106-2 in the second quarter of fiscal 2005.

Reclassifications Certain prior year information has been reclassified to conform to the current year presentation.

2. Acquisitions and Divestitures

During the first quarter of fiscal 2004, the company acquired for $0.2 million an additional ownership interest in OP Spectrum LLP, a contract furniture dealership based in Philadelphia, Pennsylvania. As a result of this transaction, which increased the company’s ownership interest from 50 percent to 90 percent, the dealership’s balance sheet and results of operations were consolidated in the company’s fiscal 2004 financial statements since the date of acquisition. Prior to the transaction, the company’s investment in this dealership was accounted for under the equity method, with the company’s proportionate share of resulting earnings reported as a component of other income/expense. Consolidation of this dealership increased net sales and net earnings for the year ended May 29, 2004, by approximately $12.3 million and $0.4 million, respectively.

During the past three years, the company purchased and/or divested other various privately owned domestic and international dealers. The results of these transactions were not material, either individually or in the aggregate, to the company’s consolidated financial statements.

3. Restructuring Charges

The following discussion provides a summary of the restructuring actions taken by the company during fiscal years 2002, 2003, and 2004. These actions are referred to collectively as the “Plan.”

Fiscal 2002

During the first quarter of fiscal 2002, the company recorded a $9.6 million pretax charge to operations, primarily related to work force reductions. This charge represented costs associated with an early-retirement offer and non-voluntary termination benefits for targeted work force reductions in West Michigan, Europe, Mexico, and South America. Approximately 274 positions were eliminated as a result of these combined actions, which affected a wide range of job classifications across the company.

In the second quarter of fiscal 2002, the company’s Board of Directors approved a comprehensive operational and cost structure realignment and restructuring plan intended to improve operating performance, ensure financial strength, and position the company as a more focused competitor. This plan involved the key action items described below.

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

In the fourth quarter of fiscal 2002, the company’s Board of Directors amended the Plan by approving the following additional restructuring actions.

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

The Plan was further amended subsequent to the end of fiscal 2003 with the company’s announcement of a planned facility consolidation involving its Canton, Georgia operation. This action includes the relocation of the Canton operation to the company’s existing Spring Lake, Michigan campus.

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

Fiscal 2004

The company completed substantially all of its remaining restructuring initiatives during fiscal year 2004. The sale of the Chair Plant was completed in the second quarter and the Canton consolidation was completed by the end of the third quarter. Finally, the consolidation of the Formcoat operation was completed and the related facility lease was terminated in the second quarter of fiscal 2004.

Restructuring expenses in fiscal 2004 relating to the Canton and Formcoat moves totaled approximately $10.6 million. Pension-related expenses of approximately $0.7 million were recognized associated with the workforce reduction announced late in fiscal 2003. The Chair Plant sale resulted in the recognition of a $0.8 million gain, which was treated as a reduction of restructuring expenses. The remaining net credit for the year related to adjustments of the expected sub-lease timing for facilities previously exited as part of the Plan.

The following table presents the pretax restructuring charges, by category, recorded pursuant to the Plan.

(In Millions)	2004	2003	2002

Severance and Outplacement	$6.1	$4.0	$30.5
Asset Impairments	(0.8)	11.4	28.0
Pension Related	0.2	(0.4)	8.1
Lease and Supplier Contract Terminations	1.1	0.3	6.1
Facility Exit Costs and Other	3.7	1.1	8.9

Total	$10.3	$16.4	$81.6

Including actions taken since the beginning of fiscal 2002, approximately 2,100 employees, across a wide range of job classifications, have been terminated as a result of the Plan. This includes approximately 300 employees from the company’s international operations.

Asset impairment charges recorded in connection with the Plan during fiscal years 2004, 2003, and 2002 were accounted for in accordance with SFAS No. 144 and SFAS No. 121, as appropriate. These impairments consisted of long-lived assets, including real estate, fixed assets and manufacturing equipment from the facilities the company intends to dispose of or discontinue. The assets were written-down to the lower of their carrying amounts or estimated fair values, less the cost to dispose. Fair value estimates were determined by the company’s management, with the assistance of independent appraisers, and were based on estimated proceeds from sale and other relevant factors. These asset impairments resulted as a consequence of the Plan.

During the second quarter of fiscal 2004, the company successfully completed the sale of its Chair Plant which resulted in net sale proceeds of approximately $6.0 million. The carrying value of this facility had been previously written down to its estimated fair value of $5.2 million.

The company’s Canton, Georgia facility remains listed for sale. As a consequence of the Plan, this facility was previously written down to its expected fair value of $8.2 million. This carrying value remains classified under the caption “Net property and equipment” on the company’s condensed consolidated balance sheet as of May 29, 2004.

During fiscal 2003, the company completed the sale of its Rocklin, California and Spring Lake, Michigan Powder Coat Technology (PCT) facilities. These facilities, which were exited during fiscal 2002, generated total proceeds of $20.2 million.

Restructuring charges also include certain estimated qualifying exit costs. Those costs related to the restructuring actions announced during fiscal years 2003 and 2004 were recorded in accordance with SFAS 146. Expenses resulting from actions announced during fiscal year 2002 were recorded in accordance with Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” For all periods presented, these costs include lease and supplier contract terminations and certain facility exit costs.

The following summarizes the restructuring accrual activity since the beginning of the Plan. This summary does not include restructuring activity related to the impairment of fixed assets or the effect on the company’s employee retirement plans since these items are not accounted for through the restructuring accrual on the Consolidated Balance Sheet but are included as a component of “Restructuring Expenses” on the Consolidated Statement of Operations. In addition, facility costs associated with the movement of inventory and equipment, as well as employee relocation and training related to the consolidation of production processes, are recognized as incurred and are not included in the ending restructuring accrual balance.

(In Millions)	Severance & Outplacement Costs	Lease & Supplier Contract Terminations	Facility Exit Costs & Other	Total

Accrual Balance, June 2, 2001	--	--	--	--
Restructuring Charges	30.5	6.1	8.9	45.5
Cash Payments	(24.5)	(2.6)	(4.2)	(31.3)

Accrual Balance, June 1, 2002	$6.0	$3.5	$4.7	$14.2

Restructuring Charges	4.0	0.3	1.1	5.4
Cash Payments	(8.1)	(2.5)	(3.8)	(14.4)

Accrual Balance, May 31, 2003	$1.9	$1.3	$2.0	$5.2

Restructuring Charges	6.4	1.3	4.0	11.7
Adjustments	(0.3)	(0.2)	(0.3)	(0.8)
Cash Payments	(7.0)	(1.4)	(4.4)	(12.8)

Accrual Balance, May 29, 2004	$1.0	$1.0	$1.3	$3.3

4. Variable Interest Entities

Effective May 29, 2004, the company adopted FIN 46(R). This resulted in the consolidation of two variable interest entities (VIEs) of which the company is considered the primary beneficiary. The company’s variable interests in these VIEs are the result of providing subordinated debt to and/or guarantees on behalf of two independent dealerships created prior to January 31, 2003. The consolidation of the VIEs resulted in loss of $0.5 million or $.01 per share, net of $0.4 million tax expense, recognized as a cumulative effect of a change in accounting principle as of May 29, 2004. As permitted under FIN 46(R), prior periods were not restated.

Due to the company’s history of providing on-going subordinated financial support to these dealerships, through consolidation the company absorbs all net losses of the variable interest entities in excess of the equity at the dealerships. The company recognizes all net earnings of these variable interest entities to the extent of recouping the company’s losses. Earnings in excess of the company’s losses are attributed to equity owners of the dealerships and shown as minority interest on the company’s financial statements.

The cumulative effect adjustment represents the difference between the fair value of the VIEs assets, liabilities, and minority interests recorded upon consolidation (determined as if those entities were previously consolidated) and the carrying value of the interests in the VIEs previously recorded by the company. Since the consolidation of the VIEs was performed as of May 29, 2004, there was no other significant impact to the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows other than the cumulative effect adjustment. In the future, the company will include the results of operations of the VIEs in its Consolidated Statement of Operations.

The impact of consolidating the VIEs on the company’s Consolidated Balance Sheet at May 29, 2004, was an increase in the company’s assets and liabilities of approximately $2.0 million and $2.6 million, respectively. The liabilities of the VIEs consolidated by the company do not represent additional claims on the company’s general assets; rather they represent claims against the specific assets of the VIEs. Likewise, the assets of the VIEs consolidated by the company do not represent additional assets available to satisfy claims against the company’s general assets. To offset the credit risk associated with the company’s variable interests in the VIEs, the company holds a security interest in the assets of the VIEs subordinate only to third-party bank interests.

5. Inventories

(In Millions)	May 29, 2004	May 31, 2003

Finished products	$16.4	$13.5
Work in process	10.5	6.7
Raw materials	11.2	11.2

Total	$38.1	$31.4

Inventories are valued at the lower of cost or market and include material, labor, and overhead. The inventories of the majority of domestic manufacturing subsidiaries are valued using the last-in, first-out (LIFO) method. The inventories of all other subsidiaries are valued using the first-in, first-out method. Inventories valued using the LIFO method amounted to $15.4 million and $11.5 million as of May 29, 2004 and May 31, 2003, respectively. At the beginning of fiscal 2004, the company converted a portion of the remaining FIFO-based domestic inventories to the LIFO method for inventory valuation purposes. Refer to Note 1, Significant Accounting and Reporting Policies for further discussion regarding the change in accounting principle.

If all inventories had been valued using the first-in, first-out method, inventories would have been $9.5 million and $9.3 million higher than reported at May 29, 2004 and May 31, 2003, respectively.

6. Prepaid Expenses and Other

(In Millions)	May 29, 2004	May 31, 2003

Current deferred income taxes	$17.3	$27.3
Other	32.9	32.2

Total	$50.2	$59.5

7. Accrued Liabilities

(In Millions)	May 29, 2004	May 31, 2003

Compensation and employee benefits	$53.3	$41.8
Restructuring	3.3	5.2
Income taxes	(4.3)	17.7
Other taxes	14.7	12.2
Unearned revenue	16.6	13.2
Warranty reserves	14.6	17.8
Other	25.6	29.7

Total	$123.8	$137.6

8. Other Liabilities

(In Millions)	May 29, 2004	May 31, 2003

Pension benefits	$43.2	$74.3
Post-retirement benefits	8.5	8.7
Other	38.4	36.7

Total	$90.1	$119.7

9. Notes Payable

(In Millions)	May 29, 2004	May 31, 2003

U.S. dollar currencies	$1.5	$-
Non-U.S. dollar currencies	-	-

Total	$1.5	$-

The company has available an unsecured revolving credit facility that provides for $200 million of borrowings in multiple currencies and matures on April 16, 2005. Outstanding borrowings bear interest, at the option of the company, at rates based on the prime rate, certificates of deposit, LIBOR, or negotiated rates. Interest is payable periodically throughout the period a borrowing is outstanding. As of May 29, 2004, the only usage against this facility related to outstanding standby letters of credit totaling approximately $13.8 million. At May 31, 2003, the only usage against this facility related to outstanding standby letters of credit totaling approximately $11 million.

One of the variable interest entities consolidated by the company under FIN 46(R) had outstanding notes payable of $1.5 million at May 29, 2004.

10. Long-Term Debt

(In Millions)	May 29, 2004	May 31, 2003

Series A senior notes, 6.37%, due March 5, 2006	$20.0	$30.0
Series C senior notes, 6.52%, due March 5, 2008	12.0	15.0
Debt securities, 7.125%, due March 15, 2011	175.0	175.0
Other, including fair value of interest rate swap arrangements	(1.3)	3.0

Subtotal	205.7	223.0
Less current portion	13.0	13.6

Total	$192.7	$209.4

The company previously issued $100.0 million of senior notes in a private placement to seven insurance companies of which $32.0 million was outstanding at May 29, 2004.

Provisions of the senior notes and the unsecured senior revolving credit loan restrict, without prior consent, the company’s borrowings, long-term leases, and sale of certain assets. In addition, the company has agreed to maintain certain financial performance ratios, which are based on earnings before taxes, interest expense, depreciation and amortization. At May 29, 2004, the company was in compliance with all of these restrictions and performance ratios.

On March 6, 2001, debt securities totaling $175 million of the $300 million registered with the Securities and Exchange Commission (SEC), were sold. These notes mature on March 15, 2011, and bear an annual interest rate of 7.125 percent, with interest payments due semi-annually. The net proceeds from the sale of these securities were used for the repayment of outstanding domestic borrowings under the company’s revolving credit facility and for general corporate purposes. On September 13, 2002, the company cancelled the remaining $125 million associated with the shelf registration.

Annual maturities of long-term debt for the five years subsequent to May 29, 2004, are as follows (in millions): 2005–$13.0; 2006–$13.0; 2007–$3.0; 2008–$3.0; 2009-$—; thereafter $175.0. These amounts exclude the recorded fair value of the company’s interest rate swap arrangements, which had a negative combined fair value of $1.3 million as of May 29, 2004. Additional information regarding interest rate swaps is provided in Note 18, Financial Instruments with Off-Balance Sheet Risk.

11.     Operating Leases The company leases real property and equipment under agreements that expire on various dates. Certain leases contain renewal provisions and generally require the company to pay utilities, insurance, taxes, and other operating expenses.

Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of May 29, 2004, are as follows (in millions): 2005–$21.0; 2006–$15.4; 2007–$9.9; 2008 — $8.0; 2009–$5.0; thereafter–$6.4.

Total rental expense charged to operations was $25.6 million, $26.9 million, and $36.2 million in 2004, 2003, and 2002, respectively. Substantially all such rental expense represented the minimum rental payments under operating leases.

12. Employee Benefit Plans

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

In addition to the domestic cash balance and the retiree healthcare and life insurance plans, one of the company’s wholly owned foreign subsidiaries has a defined-benefit pension plan based upon an average final pay benefit calculation. The plan has not been amended and is included in the following information.

The measurement date for the company’s principal domestic and international pension plans as well as its post-retirement medical and life insurance plan is the last day of the fiscal year.

In fiscal 2002, the company recognized an additional pretax minimum pension liability of $25.0 million primarily as a result of unfavorable plan asset performance and the effects of an early retirement offer and other workforce reductions. During fiscal 2003, again primarily due to unfavorable plan asset performance, the pretax minimum pension liability was increased by $58.2 million. In fiscal 2004, the increase in the market value of the company’s pension plan assets resulted in a reduction to this pretax minimum pension liability of $3.4 million. In each of these years, the company recorded the adjustment to its minimum pension liability, net of taxes, as a component of accumulated other comprehensive loss in the Consolidated Statements of Shareholders’ Equity.

Benefit Obligations and Funded Status

The following table presents, for the fiscal years noted, a summary of the changes in the projected benefit obligation, plan assets, and funded status of the company’s domestic and international pension and post-retirement plans.

	Pension Benefits				Post-Retirement Benefits

	2004		2003		2004	2003

(In Millions)	Domestic	International	Domestic	International

Change in benefit obligation:
Benefit obligation at beginning of
year	$233.9	$40.8	$212.9	$28.9	$15.6	$12.8
Service cost	8.2	1.8	9.2	1.9	--	--
Interest cost	13.2	2.2	14.4	1.8	0.9	1.0
Foreign exchange impact	--	4.4	--	3.9	--	--
Curtailments	(0.2)	--	--	--	--	--
Actuarial (gain)/loss	(3.0)	(1.5)	11.6	4.8	0.5	3.3
Employee contributions	--	0.1	--	--	--	--
Benefits paid	(17.2)	(0.5)	(14.2)	(0.5)	(1.6)	(1.5)

Benefit obligation at end of year	$234.9	$47.3	$233.9	$40.8	$15.4	$15.6

Change in plan assets:
Fair value of plan assets at
beginning of year	$169.9	$25.9	$163.4	$24.8	$--	$--
Actual return on plan assets	21.1	3.2	(9.4)	(3.4)	--	--
Foreign exchange impact	--	3.0	--	3.0	--	--
Employer contributions	26.1	2.2	30.1	2.0	1.6	1.5
Employee contributions	--	0.1	--	--	--	--
Benefits paid	(17.2)	(0.5)	(14.2)	(0.5)	(1.6)	(1.5)

Fair value of plan assets at
end of year	$199.9	$33.9	$169.9	$25.9	$--	$--

Funded status	$(35.0)	$(13.4)	$(64.0)	$(14.9)	$(15.4)	$(15.6)
Unrecognized transition amount	--	0.2	--	0.1	--	--
Unrecognized net actuarial loss	89.0	15.7	95.5	16.5	6.4	6.4
Unrecognized prior service cost	(19.3)	--	(23.6)	--	0.5	0.5

Prepaid (accrued) benefit cost	$34.7	$2.5	$7.9	$1.7	$(8.5)	$(8.7)

The components of prepaid/(accrued) benefit cost recorded in the Consolidated Balance Sheets are as follows:

	Pension Benefits				Post-Retirement Benefits

	2004		2003		2004	2003

(In Millions)	Domestic	International	Domestic	International

Prepaid benefit cost	$35.5	$2.4	$8.6	$1.6	$--	$--
Accrued benefit liability	(70.5)	(10.6)	(72.6)	(11.9)	(8.5)	(8.7)
Minimum pension liability	69.3	10.5	71.3	11.9	--	--
Intangible asset	0.4	0.2	0.6	0.1	--	--

Prepaid (accrued) benefit cost	$34.7	$2.5	$7.9	$1.7	$(8.5)	$(8.7)

The accumulated benefit obligation for the company’s domestic employee benefit plans totaled $234.9 million and $233.9 million as of the end of fiscal years 2004 and 2003, respectively. For its international plans, these amounts totaled $42.3 million and $36.1 million as of the same dates, respectively.

Components of Net Periodic Benefit Costs

The following table is a summary of the annual cost of the company’s pension and post-retirement plans.

	Pension Benefits			Post-Retirement Benefits

(In Millions)	2004	2003	2002	2004	2003	2002

Domestic:
Service cost	$8.2	$9.2	$10.6	$--	$--	$--
Interest cost	13.2	14.4	14.9	0.9	1.0	0.9
Expected return on plan assets	(20.3)	(19.3)	(20.1)	--	--	--
Net amortization (gain)/loss	(2.1)	(2.5)	(3.6)	0.5	0.3	0.2

Net periodic benefit cost (credit)	$(1.0)	$1.8	$1.8	$1.4	$1.3	$1.1

International:
Service cost	$1.8	$1.9	$1.9
Interest cost	2.2	1.8	2.1
Expected return on plan assets	(2.6)	(2.3)	(2.4)
Net amortization	0.3	--	--

Net periodic benefit cost	$1.7	$1.4	$1.6

Actuarial Assumptions

The following table presents the weighted average actuarial assumptions used to develop the projected benefit obligations at fiscal year end and to develop net periodic benefit cost for the subsequent fiscal year. Actuarial assumptions used in calculating benefit obligations at the end of a given fiscal year are determined at that time. The assumptions used to determine the net periodic benefit cost in a given fiscal year, however, are established at the end of the previous fiscal year.

	2004	2003	2002

(Percentages)
Weighted average assumptions used to
determine benefit obligations:
Discount rate:
U.S. pension plans	6.50	6.00	7.25
International pension plan	5.75	5.25	6.00
Post-retirement plan	6.50	6.00	7.25
Rate of compensation increase:
U.S. pension plans	4.50	4.50	4.50
International pension plan	4.25	4.00	4.00
Weighted average assumptions used to
determine net benefit cost:
Discount rate:
U.S. pension plans	6.00	7.25	7.25
International pension plan	5.25	6.00	8.00
Post-retirement plan	6.00	7.25	7.25
Expected return on plan assets:
U.S. pension plans	8.50	8.50	9.50
International pension plan	7.00	7.00	8.50
Rate of compensation increase:
U.S. pension plans	4.50	4.50	4.50
International pension plan	4.00	4.00	5.50

The company evaluates the reasonableness of these assumptions on an annual basis taking into consideration long-term trends and overall market conditions that may affect the cost of providing the benefits under its pension and post-retirement plans.

The expected rate of return assumption represents the company’s long-term expectation of market returns on invested plan assets. Because this assumption is long-term in nature, it is only changed based on significant shifts in economic and financial market conditions. In developing this rate, the company considers risk factors specific to the various classes of investments as well as advice from independent actuaries. The overall expected long-term rate of return for the company’s primary domestic and international pension plans is derived as the weighted average of the expected returns on the different asset classes, weighted by holdings. Asset allocations for the company’s primary domestic pension plan are periodically updated using asset/liability studies, and the determination of the company’s estimates of long-term rates of return is consistent with these studies. Peer data and historical market returns are also reviewed for reasonableness.

In calculating post-retirement benefit costs and obligations, an 8.65 percent annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2004. The rate was assumed to decrease gradually to 5.5 percent by 2010 and remain at that level thereafter.

Assumed health care cost-trend rates have a significant effect on the amounts reported for retiree health care costs. A one-percentage-point change in the assumed health care cost-trend rates would have the following effects:

(In Millions)	1 Percent Increase	1 Percent Decrease

Effect on total fiscal 2004 service and interest cost components	$0.1	$(0.	1)
Effect on post-retirement benefit obligation at May 29, 2004	$0.9	$(0.	8)

Plan Assets and Investment Strategies

The company’s primary domestic and international plan assets consist mainly of listed common stocks, mutual funds, and fixed income obligations. Plan assets as of May 29, 2004 and May 31, 2003 included 644,766 shares of Herman Miller, Inc. common stock. As of May 29, 2004, the market value of Herman Miller, Inc. shares included in plan assets was approximately $15.5 million. Dividends paid during fiscal 2004 on these shares totaled approximately $0.1 million.

The company’s primary objective for invested pension plan assets is to provide for sufficient long-term growth and liquidity to satisfy all of its benefit obligations over time. Accordingly, the company has developed an investment strategy that it believes maximizes the probability of meeting this overall objective. This strategy includes the development of a target investment allocation by asset category in order to provide guidelines for making investment decisions. This target allocation emphasizes the long-term characteristics of individual asset classes as well as the diversification among multiple asset classes. In developing its strategy, the company considered the need to balance the varying risks associated with each asset class with the long-term nature of its benefit obligations. The company’s strategy places an emphasis on the philosophy that, over the long-term, equities will outperform fixed income investments. Accordingly, the majority of plan assets are managed within various forms of equity investments.

The company utilizes independent investment managers to assist with investment decisions within the overall guidelines of the strategy.

The asset allocation for the company’s primary pension plans at the end of fiscal 2004 and 2003 and the target allocation, by asset category, follows:

Primary Domestic Plan

(Percentages)	Targeted Asset Allocation	Actual Percentage of Plan Assets at Year-End

Asset Category		2004	2003

Equities	51 - 84	66.2	56.4
Fixed Income	20 - 35	33.1	32.0
Other (1) (2)	0 - 3	0.7	11.6

Total	N/A	100.0	100.0

(1) Includes cash and money market funds.
(2) Prior to the end of fiscal 2003, the company made a voluntary cash contribution that was initially invested in cash and money market funds. These funds were subsequently allocated among other investment categories in accordance with the target asset allocation.

Primary International Plan

(Percentages)	Targeted Asset Allocation	Actual Percentage of Plan Assets at Year-End

Asset Category		2004	2003

Equities	65 - 90	88.5	79.5
Fixed Income	5 - 30	8.8	13.8
Real Estate	0 - 10	2.3	2.6
Other (3)	0 - 20	0.4	4.1

Total	N/A	100.0	100.0

(3) Primarily includes cash.

Cash Flows

In fiscal 2004, the company made cash contributions totaling $28.3 million to its employee pension plans. In 2003, contributions totaled $32.1 million. In both years, the majority of the contributions related to the company’s primary domestic plan. In fiscal year 2005, the company expects its pension plan contributions to approximate the amount made in 2004 though actual contributions will be dependent upon investment returns, changes in pension obligations, and other economic and regulatory factors.

The company contributed $1.6 million and $1.5 million to its post-retirement benefit plan in fiscal 2004 and 2003, respectively.

Profit Sharing and 401(k) Plan

Domestically, Herman Miller, Inc., has a trusteed profit sharing plan that includes substantially all employees. These employees are eligible to begin participating at the beginning of the quarter following their date of hire. The plan provides for discretionary contributions (payable in the company’s common stock) of not more than 6.0 percent of employees’ wages based on the company’s financial performance. The cost of the plan charged against operations in fiscal 2004 and 2003 was $3.8 million and $0.9 million, respectively. The company did not recognize any expense in 2002 related to the profit sharing plan.

The company matches 50 percent of employee contributions to their 401(k) accounts up to 6.0 percent of their pay. The company’s contributions were approximately $5.6 million, $5.8 million, and $6.6 million in fiscal 2004, 2003, and 2002, respectively.

13. Common Stock and Per Share Information

The following table reconciles the numerators and denominators used in the calculations of basic and diluted EPS for each of the last three fiscal years.

(In Millions, Except Shares)	2004	2003	2002

Numerators:
Numerators for both basic and diluted EPS, net
earnings	$42.3	$23.3	$(56.0)

Denominators:
Denominators for basic EPS, weighted-average
common shares outstanding	72,567,476	74,155,582	75,873,160
Potentially dilutive shares resulting from stock
plans (1)	505,431	323,481	--

Denominator for diluted EPS	73,072,907	74,479,063	75,873,160

(1) As the company reported a net loss for the year ended June 1, 2002, shares resulting from stock option plans would be anti-dilutive to EPS and, consequently, have not been included in determining diluted EPS. The number of shares excluded totaled 567,234.

Certain exercisable stock options were not included in the computations of diluted EPS in fiscal years 2004 and 2003 because the option prices were greater than average market prices for the periods. The number of stock options outstanding, which met this criterion and thus were excluded from the calculation of diluted EPS, and the ranges of exercise prices were: 3,776,172 shares at $24.20 — $32.50 for fiscal year 2004 and 6,986,483 shares at $17.86 — $32.50 for fiscal year 2003.

Common stock activity during fiscal years 2004, 2003, and 2002, included the repurchase of approximately 2,462,996 shares for $62.0 million, 3,642,013 shares for $61.9 million, and 800,721 shares for $19.3 million in the respective periods. In addition, the issuance of 1,384,094 shares for $27.4 million (net of $2.5 million tax effect), 313,155 shares for $3.9 million (net of $0.2 million tax effect), and 939,628 shares for $11.9 million (net of $1.3 million tax effect) occurred as the result of stock-based benefit program activity during the respective fiscal years 2004, 2003, and 2002.

14. Stock Plans

Employee Stock Purchase Plan Under the terms of the company’s 1995 Employee Stock Purchase Plan, 4 million shares of authorized common stock were reserved for purchase by plan participants at 85.0 percent of the market price. At May 29, 2004, 2,399,910 shares remained available for purchase through the plan, and there were approximately 5,693 employees eligible to participate in the plan, of which 1,693, or approximately 29.7 percent, were participants. During 2004, 2003, and 2002, employees purchased 130,857 shares for the weighted-average fair value of $21.48; 206,205 shares for the weighted-average fair value of $14.83; and 201,478 shares for the weighted-average fair value of $19.39, respectively.

Stock Option Plans The company has stock option plans under which options to purchase the company’s stock are granted to employees and non-employee directors at a price not less than the market price of the company’s common stock on the date of grant. All options become exercisable between one year and four years from date of grant and expire five to ten years from date of grant. At May 29, 2004, there were 3,008,358 shares available for future options.

The company’s Long-Term Incentive Plan, along with the Nonemployee Officer and Director Stock Option Plan, authorizes reload options. Reload options provide for the purchase of shares equal to the number of shares delivered upon exercise of the original options plus the number of shares delivered to satisfy the minimum tax liability incurred in the exercise. The reload options retain the expiration date of the original options; however, the exercise price must equal the fair-market value on the date the reload options are granted. During fiscal years 2004 and 2002, 615,408 and 51,340 reload options, respectively, were automatically granted. There were no reload options automatically granted during fiscal year 2003.

A summary of shares subject to options follows.

	2004 Shares	2004 Weighted-Average Exercise Prices	2003 Shares	2003 Weighted-Average Exercise Prices	2002 Shares	2002 Weighted-Average Exercise Prices

Outstanding at
beginning of year	7,593,452	$23.59	8,019,537	$23.55	6,265,020	$22.78
Granted	1,745,928	$23.59	84,847	$19.20	2,964,416	$24.14
Exercised	(1,246,009)	$19.61	(87,220)	$8.56	(544,444)	$14.34
Terminated	(235,533)	$26.38	(423,712)	$24.97	(665,455)	$26.06

Outstanding at
end of year	7,857,838	$24.14	7,593,452	$23.59	8,019,537	$23.55

Exercisable at
end of year	6,121,910	$24.29	6,033,014	$23.59	4,212,217	$23.07

Weighted-average
fair-market value
of options granted		$6.36		$6.73		$7.29

A summary of stock options outstanding at May 29, 2004, follows.

		Outstanding Stock Options		Exercisable Stock Options

Range of Exercise Price	Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Prices	Shares	Weighted-Average Exercise Prices

$5.25-$23.80	3,370,108	3.96 years	$21.24	2,829,434	$21.29
$23.87-$25.90	2,702,027	6.20 years	$24.82	1,598,498	$24.98
$25.92-$32.50	1,785,703	4.56 years	$28.57	1,693,978	$28.65

Total	7,857,838	4.86 years	$24.14	6,121,910	$24.29

For purposes of computing compensation costs of stock options granted, the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions.

Risk-free interest rates Expected term of options Expected volatility Dividend yield	2004 1.35% - 3.65% 1.4 - 4.0 years 29% - 36% 1.0%	2003 2.11% - 3.40% 4.0 years 42% - 44% 0.5%	2002 3.63% - 4.84% 3.0 - 4.0 years 45% - 46% 0.5%

Black-Scholes is a widely accepted stock option pricing model; however, the ultimate value of stock options granted will be determined by the actual lives of options granted and future price levels of the company’s common stock.

15. Key Executive and Director Stock Programs

Restricted Stock Grants The company grants restricted common stock to certain key employees. Shares are granted in the name of the employee, who has all rights of a shareholder, subject to certain restrictions on transferability and a risk of forfeiture. The grants generally vest over a period not to exceed five years, subject to forfeiture if the employee terminates. After the vesting period, the employee is awarded the equivalent common shares without restriction. A roll forward of shares subject to restrictions follows.

	2004 Shares	2003 Shares	2002 Shares

Outstanding, at beginning of year	196,368	208,680	71,179
Granted	1,665	8,451	195,898
Forfeited	(1,500)	-	(1,935)
Awarded	(47,753)	(20,763)	(56,462)

Outstanding, at end of year	148,780	196,368	208,680

The weighted-average per share fair value of the restricted common stock granted during fiscal years 2004, 2003 and 2002 was $20.06, $17.30, and $23.80, respectively. The outstanding restricted stock has been recorded as unearned stock grant compensation and is included as a separate component of shareholders’ equity under the caption Key Executive Stock Programs. The unearned compensation is being charged to selling, general, and administrative expense over the five-year vesting period and was $1.5 million, $1.5 million, and $1.4 million in 2004, 2003, and 2002, respectively. The weighted-average remaining life of the outstanding restricted shares at May 29, 2004 is 2.01 years.

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

The notes bear interest at 7.0 percent per annum. Interest is payable annually, and principal is due on various dates through September 1, 2008. As of May 29, 2004, the notes outstanding relating to the exercise of options were $0.02 million. Notes outstanding related to open-market purchases were $1.0 million and are recorded in other assets. Compensation expense related to earned repayment was $0.2 million in 2004. There was no such expense in 2003 and it was not material in 2002.

In fiscal 2003 and 2002 the annual performance objectives related to the earned repayment provision of these loans were not attained resulting in payment obligations for current plan participants. In fiscal 2003, no deferrals of these payment obligations were granted. Accordingly, principal payments of $0.25 million and interest payments of $0.1 million were paid in fiscal 2004 by participants of the plan. In fiscal 2002, the Executive Compensation Committee of the Board of Directors agreed to allow the participants to defer the fiscal 2002 payments to a future date without extending the maturities on the loans. In total, principal payments of $0.2 million and interest payments of $0.1 million were deferred for four executives in fiscal 2002.

Director Fees During fiscal 2000, the Board of Directors approved a plan that allows the Board members to elect to receive their director fees in one or more of the following forms: cash, deferred compensation in the form of shares, unrestricted company stock at the market value at the date of election, or stock options that vest in one year and expire in ten years. The exercise price of the stock options granted may not be less than the market price of the company’s common stock on the date of grant. Under the plan, the Board members received 45,907 options and 4,728 shares of common stock during fiscal 2004. In fiscal 2003, Board members received 74,847 options, 5,230 shares of common stock, and 5,346 shares through the deferred compensation program. In fiscal 2002, Board members received 47,020 options and 11,266 shares through the deferred compensation program.

16. Income Taxes

The components of earnings from continuing operations before income taxes and cumulative effect of change in accounting are as follows.

(In Millions)	2004	2003	2002

Domestic	$46.0	$31.0	$(80.9)
Foreign	5.6	4.8	(10.1)

Total	$51.6	$35.8	$(91.0)

The provision (benefit) for income taxes consists of the following.

(In Millions)		2004	2003	2002

Current:	Domestic - Federal	$(19.5)	$(2.2)	$(14.0)
	Domestic - State	(1.6)	7.2	(8.1)
	Foreign	2.4	3.3	(2.6)

Subtotal		(18.7)	8.3	(24.7)

Deferred:	Domestic - Federal	20.4	11.3	(10.8)
	Domestic - State	7.1	(5.6)	0.7
	Foreign	-	(1.5)	(0.2)

Subtotal		27.5	4.2	(10.3)

Total income tax provision (benefit)		$8.8	$12.5	$(35.0)

The following table represents a reconciliation of income taxes at the United States statutory rate with the effective tax rate as follows.

(In Millions)	2004	2003	2002

Income taxes computed at the United States
statutory rate of 35%	$18.1	$12.5	$(31.9)
Increase (decrease) in taxes resulting from:
Corporate-owned life insurance	-	-	3.3
State taxes, net	(0.3)	1.6	(4.8)
Tax reserve adjustments	(6.9)	(2.0)	-
Other, net	(2.1)	0.4	(1.6)

Total	$8.8	$12.5	$(35.0)

The company’s effective tax rate was 17.1%, 34.9%, and 38.5% in fiscal years 2004, 2003, and 2002, respectively. In the fourth quarter of 2004, the company recorded a benefit from the release of tax reserves totaling $6.9 million. This adjustment, which was recorded upon the closure of IRS audits for the years 1999, 2000, and 2001, resulted in the significant decline in effective rate in fiscal 2004.

The tax effects and types of temporary differences that give rise to significant components of the deferred tax assets and liabilities at May 29, 2004, and May 31, 2003, are presented below.

(In Millions)	2004	2003

Deferred tax assets:
Book over tax loss on sale of fixed assets	$0.9	$-
Compensation-related accruals	7.1	10.9
Accrued pension and post-retirement benefit obligations	10.2	33.9
Reserves for inventory	3.0	3.0
Reserves for uncollectible accounts and notes receivable	3.5	5.5
Restructuring	5.1	6.7
Accrued GSA	5.9	6.0
Warranty	4.9	5.9
State Tax NOL's	7.0	7.0
State taxes	2.2	-
State credits	1.9	1.4
Foreign Tax NOL's	4.3	4.0
Other	11.8	12.1
Valuation allowance	(7.1)	(5.0)

Total	$60.7	$91.4

Deferred tax liabilities:
Book basis in property in excess of tax basis	$(6.7)	$(7.5)
Tax over book loss on sale of fixed assets	-	(2.1)
Capitalized software costs	(18.5)	(19.2)
Prepaid employee benefits	(5.4)	(4.8)
Other	(5.5)	(4.6)

Total	$(36.1)	$(38.2)

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

The company has state and local tax NOL carryforwards of $103 million, the tax benefit of which is $7.0 million, that have various expiration periods from five to twenty years. For financial statement purposes, the net operating loss carryforwards have been recognized as a deferred tax asset, subject to a valuation allowance of $2.8 million.

The company has foreign net operating loss carryforwards of $12 million, the tax benefit of which is $4.3 million, that have expiration periods which are unlimited in term. For financial statement purposes, the tax benefit of the foreign net operating loss carryforwards has been recognized as a deferred tax asset, subject to a valuation allowance of 4.3 million.

The company has not provided for United States income taxes on undistributed earnings of foreign subsidiaries totaling approximately $73 million. Recording of deferred income taxes on these undistributed earnings is not required, because these earnings have been deemed to be permanently reinvested. These amounts would be subject to possible U.S. taxation only if remitted as dividends. The determination of the hypothetical amount of unrecognized deferred U.S. taxes on undistributed earnings of foreign entities is not practicable.

During fiscal 2002, the company entered into a settlement agreement with the Internal Revenue Service related to the disallowance of deductions for its corporate owned life insurance (COLI) policy loan interest and administrative fees. This settlement was for all years of the insurance programs since their inception in fiscal 1994.

The company’s settlement provided for the surrender of its COLI program policies. As a result, the company cancelled the related life insurance policies resulting in a $1.8 million pretax charge to earnings in the quarter ended March 2, 2002. The company also received cash in the third quarter of fiscal 2002 totaling $14.0 million for the net cash surrender value of the related policies. Additionally, the settlement agreement required the company to pay taxes and interest related to the disallowance of the deductions for the tax years between 1994 and 1999. Since the company had previously reserved for the disallowance of these deductions, no further impact to net earnings was required. Taxes and interest related to the settlement totaling $20.4 million were paid during fiscal 2003. Future remaining tax and interest payments totaling $1.8 million are expected to be made in the first half of fiscal 2005.

17. Fair Value of Financial Instruments

The carrying amount of the company’s financial instruments included in current assets and current liabilities approximates fair value due to their short-term nature. The fair value of the notes receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of May 29, 2004, and May 31, 2003, the fair value of the notes receivable approximated the carrying value. The company intends to hold these notes to maturity and has recorded allowances to reflect the terms negotiated for carrying value purposes. As of May 29, 2004, the carrying value of the company’s long-term debt including both current maturities and the fair value of the company’s interest rate swap arrangements was $205.7 million with a corresponding fair market value of $226.2 million. At May 31, 2003, the carrying value and fair market value were $223.0 million and $256.8 million, respectively.

18. Financial Instruments with Off-Balance Sheet Risk

The company has periodically utilized financial instruments to manage its foreign currency volatility at the transactional level as well as its exposure to interest rate fluctuations.

Foreign Currency Contracts The majority of the foreign currency contracts relate to major currencies such as the Japanese yen, the Australian dollar, and the British pound. The exposure to credit risk from these currency contracts is minimal, because the counterparties are major financial institutions. The market risk exposure is essentially limited to currency rate movements. The gains or losses arising from these financial instruments are applied to offset exchange gains or losses on the related hedged exposures. At May 29, 2004, and May 31, 2003, the company had no outstanding derivative financial instruments resulting from foreign currency hedge contracts.

Interest Rate Swaps In May 2002, the company entered into a fixed-to-floating interest rate swap agreement which expires March 6, 2006, effectively converting $40 million of fixed-rate private placement debt to a floating-rate basis. The fair value of this swap instrument was approximately $0.4 million and $1.2 million as of May 29, 2004, and May 31, 2003, respectively. This fair value amount is recorded in the Consolidated Balance Sheets as an addition to long-term debt and an offsetting addition to other noncurrent assets. The floating interest rate, which is based on the 90-day LIBOR, set in advance of each quarterly period, was approximately 3.5% and 3.7% as of May 29, 2004, and May 31, 2003, respectively.

In November 2003, the company entered into two additional fixed-to-floating interest rate swap agreements. One agreement that expires March 15, 2011, effectively converts $50 million of fixed-rate debt securities to a floating-rate basis. The fair value of this swap instrument was approximately $(1.5) million as of May 29, 2004. The second agreement, which expires March 5, 2008, effectively converts $15 million of fixed-rate private placement debt to a floating-rate basis. The fair value of this swap instrument was approximately $(0.2) million as of May 29, 2004. These fair value amounts are recorded in the Consolidated Balance Sheet as a reduction to long-term debt and an offsetting addition to other long-term liabilities. The floating interest rate for these two agreements is based on the six-month LIBOR, set in-arrears at the end of each semi-annual period.

As of May 29, 2004, the company’s outstanding debt that was effectively converted to a variable-rate basis totaled $82 million as a result of these interest rate swap arrangements. These swaps are fair-value hedges and qualify for hedge-accounting treatment using the “short-cut” method under the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Under this accounting treatment, the change in the fair value of the interest rate swap is equal to the change in value of the related hedged debt and, as a result, there is no net effect on earnings. These agreements require the company to pay floating-rate interest payments in return for receiving fixed-rate interest payments that coincide with the semi-annual payments to the debt holders at the same rate. The counterparties to these swap instruments are large major financial institutions which the company believes are of high-quality creditworthiness. While the company may be exposed to potential losses due to the credit risk of non-performance by these counterparties, such losses are not anticipated. The swap arrangements resulted in the reduction of net interest expense by approximately $1.6 million and $0.9 million in fiscal years 2004 and 2003, respectively. In fiscal 2002, the effect on net interest expense was not material.

19. Supplemental Disclosures of Cash Flow Information

The following table presents the adjustments to reconcile net earnings to net cash provided by operating activities.

(In Millions)	2004	2003	2002

Depreciation	$58.0	$67.6	$105.7
Amortization	1.3	1.8	7.2
Provision for losses on accounts and notes receivable	(0.3)	4.4	2.9
Restructuring	(2.5)	2.0	49.9
Loss on sales of property and equipment	1.4	2.7	8.8
Deferred taxes	27.5	4.2	(10.3)
Other liabilities	(27.6)	(29.3)	(26.1)
Impairment of equity investment	-	2.2	-
Stock grants earned	1.5	1.5	1.4
Changes in current assets and liabilities:
Decrease (increase) in assets:
Accounts receivable	(11.7)	14.5	66.9
Inventories	(4.5)	8.2	16.3
Prepaid expenses and other	0.1	(0.9)	(5.1)
Increase (decrease) in liabilities:
Accounts payable	15.0	3.3	(25.0)
Accrued liabilities	(18.3)	39.2	(82.0)

Total changes in current assets and liabilities	(19.4)	64.3	(28.9)

Total adjustments	$39.9	$121.4	$110.6

Cash payments for interest and income taxes were as follows.

(In Millions)	2004	2003	2002

Interest paid	$17.3	$17.5	$21.1
Income taxes (refunded) paid, net	$(2.7)	$(20.2)	$7.7

20. Guarantees, Indemnifications, and Contingencies

Product Warranties The company provides warranty coverage to the end-user for parts & labor on products sold. Thestandard length of warranty is 12 years; however, this can vary depending on the product classification. The company does not sell or otherwise issue warranties or warranty extensions as stand-alone products. Reserves have been established for the various costs associated with the company’s warranty program. General warranty reserves are based on historical claims experience and other currently available information and are periodically adjusted for business levels and other factors. Specific reserves are established once an issue is identified with the amounts for such reserves based on the estimated cost to correct the problem.

A roll forward of the warranty reserve for fiscal years 2004 and 2003 is as follows.

(In Millions)	2004	2003

Accrual Balance, beginning	$17.8	$22.5
Accrual for warranty matters	9.3	10.7
Settlements and adjustments	(12.5)	(15.4)

Accrual Balance, ending	$14.6	$17.8

Other Guarantees The company has entered into two separate agreements to guarantee the debt of two independent contract furniture dealerships. In accordance with the provisions of FIN 45, the company initially recorded the estimated fair values of these guarantees. The maximum financial exposure assumed by the company as a result of these arrangements totaled $0.8 million as of May 29, 2004. The guarantees are reflected under the caption “Other Liabilities” in the Consolidated Balance Sheets as of May 29, 2004, and May 31, 2003, at $0.1 million and $0.3 million, respectively, which approximates the original estimated fair values.

The company has entered into three separate standby letter of credit arrangements for purposes of guaranteeing the debt of three independent contract furniture dealerships. At the point the company entered into these arrangements, the estimated fair value of the guarantees, which equaled the maximum financial exposure assumed by the company, was recorded by the company in accordance with the provisions of FIN 45. The maximum financial exposure assumed by the company as a result of these arrangements totaled $0.9 million. One of these arrangements, with a maximum financial exposure of $0.4 million, is associated with a dealership deemed to be a VIE and consolidated by the company under FIN 46(R) as of May 29, 2004, as described in further detail in Note 4, Variable Interest Entities. Accordingly, the recorded liability associated with the financial guarantee of this dealership was reversed upon adoption of FIN 46(R). The two remaining guarantees are reflected as a component of “Other Liabilities” in the Consolidated Balance Sheets as of May 29, 2004, at $0.4 million, which approximates the original estimated fair values. At May 31, 2003, these guarantees, which included the VIE-related guarantee, approximated $0.6 million.

The company has entered into agreements to guarantee contractual lease obligations of three independent contract furniture dealerships. The lease terms associated with these arrangements expire at various dates ranging between November 2004 and August 2012. As of May 29, 2004, the remaining unpaid lease payments under these arrangements totaled approximately $2.1 million. In accordance with the provisions of FIN 45, no liability has been recorded, since the company entered into these arrangements prior to December 31, 2002.

The company is periodically required to provide performance bonds in order to do business with certain customers. These arrangements are common and generally have terms ranging between one and three years. The bonds are required to provide assurances to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies; the company is ultimately liable for claims that may occur against them. As of May 29, 2004, the company had a maximum financial exposure related to performance bonds totaling approximately $3.4 million. The company has had no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company’s financial statements. Accordingly, no liability has been recorded as of May 29, 2004, and May 31, 2003.

The company has entered into an agreement with a customer in the normal course of business which includes indemnification clauses regarding patent/trademark infringement and service losses. Service losses represent all direct or consequential loss, liability, damages, costs and expenses incurred by the customer or others resulting from services rendered by the company, the dealer, or certain sub-contractors due to a proven negligent act. The maximum financial exposure assumed by the company as a result of this arrangement is $10 million in any qualifying instance. The company has had no history of claims, nor is it aware of circumstances that would require it to perform under this arrangement and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company’s financial statements. Accordingly, no liability has been recorded as of May 29, 2004.

The company has entered into standby letter of credit arrangements for the purpose of protecting various insurance companies against default on the payment of certain premiums and claims. A majority of these arrangements are related to the company’s wholly owned captive insurance company. As of May 29, 2004, the company had a maximum financial exposure from these insurance-related standby letters of credit totaling approximately $12.9 million. The company has had no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company’s financial statements. Accordingly, no liability has been recorded as of May 29, 2004, and May 31, 2003.

Contingencies The company leases a facility in the UK under an agreement that expires in June 2005. Under the terms of the lease, the company is required to perform the maintenance and repairs necessary to address the general dilapidation of the facility over the lease term. The ultimate cost of this provision to the company is dependent on a number of factors including, but not limited to, the future use of the facility by the lessor and whether the company chooses and is permitted to renew the lease term. The company has estimated the cost of these maintenance and repairs to be between $0 and $1 million, depending on the outcome of future plans and negotiations. Based on existing circumstances, it is considered probable that these costs will approximate $0.5 million. As a result, this amount has been recorded as a liability reflected under the caption “Other Liabilities” in the Consolidated Balance Sheets as of May 29, 2004.

The company, for a number of years, has sold various products to the United States Government under General Services Administration (GSA) multiple award schedule contracts. Under the terms of these contracts, the GSA is permitted to audit the company’s compliance with the GSA contracts. The company has occasionally noted errors in complying with contract provisions. From time to time the company has notified the GSA of known instances of non-compliance (whether favorable or unfavorable to the GSA) once such circumstances are identified and investigated. The company does not believe that any of the errors brought to the GSA’s attention will adversely affect its relationship with the GSA. Currently there are no GSA audits either scheduled or in process. Management does not expect resolution of the completed audits or non-compliance notifications to have a material adverse effect on the company’s consolidated financial statements.

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

In the fiscal 2003 “Subsequent Event” footnote disclosure, the company reported its plan to reverse an accrued legal liability totaling approximately $5.2 million in the first quarter of fiscal 2004. The liability related to a lawsuit involving one of the company’s wholly owned contract furniture dealerships. The company’s intention to reverse the accrual was based on a favorable legal judgment issued in July 2003 by the Florida Court of Appeals. However, during the first quarter ended August 30, 2003, the plaintiff in the lawsuit filed for an appeal to the Supreme Court of Florida. As a result, the company did not reverse the accrual at that time as initially planned. During the second quarter of fiscal 2004, the Supreme Court of Florida denied the plaintiff’s appeal. Based on this, the company reversed the accrual in the second quarter resulting in a $5.2 million pretax credit to “Operating Expenses” in the Consolidated Statements of Operations.

The company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the company’s consolidated financial statements.

21. Operating Segments

In accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” management evaluates the company as one operating segment in the office furniture industry. The company is engaged worldwide in the design, manufacture, and sale of office furniture systems, products, and related services through its wholly owned subsidiaries. Throughout the world the product offerings, the production processes, the methods of distribution, and the customers serviced are consistent. The company’s product offerings consist primarily of office furniture systems, seating, storage solutions, freestanding furniture, and casegoods. These product offerings are marketed, distributed, and managed primarily as a group of similar products on an overall portfolio basis. The accounting policies of the operating segment are the same as those described in Note 1, Significant Accounting and Reporting Policies.

Sales to customers are attributed to the geographic areas based on the location of the customer. Long-lived assets consist of property and equipment. Geographic information is as follows.

(In Millions)	2004	2003	2002

Net sales:
United States	$1,123.8	$1,134.0	$1,249.2
International	214.5	202.5	219.5

Total	$1,338.3	$1,336.5	$1,468.7

Long-lived assets:
United States	$199.2	$235.3	$304.4
International	9.3	10.4	11.0

Total	$208.5	$245.7	$315.4

No single dealer accounted for more than 4 percent of the company’s net sales in the fiscal year ended May 29, 2004. For fiscal 2004, the United States Government, through its General Services Administration (GSA), was the largest single end-user customer accounting for 10.0 percent of the company’s net sales. By comparison, GSA accounted for 9.6 percent and 8.1 percent of the company’s net sales for fiscal 2003 and fiscal 2002, respectively. The 10 largest customers accounted for approximately 19.9 percent of net sales.

Report Of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Herman Miller, Inc.

We have audited the accompanying consolidated balance sheets of Herman Miller, Inc. and subsidiaries as of May 29, 2004 and May 31, 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended May 29, 2004. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Herman Miller, Inc. and subsidiaries at May 29, 2004 and May 31, 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 29, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the company on May 29, 2004 adopted FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” on June 1, 2003 changed its method of accounting for certain domestic inventories, and in fiscal 2003 changed its method of accounting for goodwill.

/s/ Ernst & Young LLP
———————————————
Grand Rapids, MI
June 21, 2004

Item 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

As defined in Item 304 of Regulation S-K, there have been no changes in, or disagreements with, accountants during the 24-month period ended May 29, 2004.

Item 9A CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of management, the company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the company’s disclosure controls and procedures [as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)] as of May 29, 2004 (the “Evaluation Date”), have concluded that, as of such date, the company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the company and its consolidated subsidiaries would be made known to them by others within those entities in connection with the company’s filing of its Annual Report on Form 10-K for the annual period ended May 29, 2004.

There were no changes in our internal controls over financial reporting, identified in connection with the evaluation of such internal control over financial reporting that occurred during our last fiscal quarter, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART III

Item 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors, Executive Officers, Promoters and Control Persons

Information relating to directors and director nominees of the registrant is contained under the caption “Director and Executive Officer Information” in the company’s definitive Proxy Statement, dated August 30, 2004, relating to the company’s 2004 Annual Meeting of Shareholders, and the information within that section is incorporated by reference. Information relating to Executive Officers of the company is included in Part I hereof entitled “Executive Officers of the Registrant.”

Information relating to the identification of the audit committee, audit committee financial expert, and director nomination procedures of the registrant is contained under the captions “Board Committees” and “Director Nominations” in the company’s definitive Proxy Statement, dated August 30, 2004, relating to the company’s 2004 Annual Meeting of Shareholders, and the information within these sections are incorporated by reference.

Compliance with Section 16(A) of the Exchange Act

Information relating to compliance with Section 16(A) of the Exchange Act is contained under the caption “Section 16(A) Beneficial Ownership Reporting Compliance” in the company’s definitive Proxy Statement, dated August 30, 2004, relating to the company’s 2004 Annual Meeting of Shareholders, and the information within that section is incorporated by reference.

Code of Ethics

The company has adopted a Code of Conduct that serves as the code of ethics for the executive officers and as the code of business conduct for all directors and employees of the registrant. This code is made available free of charge through the “Investors” section of the company’s internet website at www.hermanmiller.com. Any amendments to, or waivers from, a provision of this code also will be posted to the company’s internet website.

Item 11 EXECUTIVE COMPENSATION

Information relating to management remuneration is contained under the captions “Compensation of Board Members and Non-Employee Officers,” “Executive Compensation Committee Report,” “Summary Compensation Table,” “Option Grants in Last Fiscal Year,” “Aggregated Stock Option Exercises in Fiscal 2004 and Year End Option Values,” and “Long-Term Incentive Plans-Awards in Last Fiscal Year” in the company’s definitive Proxy Statement, dated August 30, 2004, relating to the company’s 2004 Annual Meeting of Shareholders, and the information within these sections are incorporated by reference. However, the information under the caption “Shareholder Return Performance Graph” is specifically excluded.

Item 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The sections entitled “Voting Securities and Principal Shareholders,” “Director and Executive Officer Information,” and “Equity Compensation Plan Information” in the definitive Proxy Statement, dated August 30, 2004, relating to the company’s 2004 Annual Meeting of Shareholders, and the information within these sections are incorporated by reference.

Item 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions contained under the captions “Voting Securities and Principal Shareholders,” “Director and Executive Officer Information,” and “Other Arrangements” in the definitive Proxy Statement, dated August 30, 2004, relating to the company’s 2004 Annual Meeting of Shareholders and the information within these sections are incorporated by reference.

Item 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning the payments to our principal accountants and the services provided by our principal accounting firm set forth under the caption “Disclosure of Fees Paid to Independent Auditors” in the Definitive Proxy Statement, dated August 30, 2004, relating to the company’s 2004 Annual Meeting of Shareholders’, and the information within that section is incorporated by reference.

PART IV

Item 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as a part of this report:

1.	Financial Statements

The following consolidated financial statements of the company are included in this Form 10-K on the pages noted:

Consolidated Statements of Operations
Consolidated Balance Sheets
Consolidated Statements of Shareholders' Equity
Consolidated Statements of Cash Flows
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	Page Number in the Form 10-K 31 32 33 34 35-63 64

2.	Financial Statement Schedule

The following financial statement schedule and related Report of Independent Public Accountants on the Financial Statement Schedule are included in this Form 10-K on the pages noted:

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	Page Number in the Form 10-K 70

Schedule II-	Valuation and Qualifying Accounts and Reserves for the Years Ended May 29, 2004, May 31, 2003, and June 1, 2002	71

All other schedules required by Form 10-K Annual Report have been omitted because they were inapplicable, included in the Notes to the Consolidated Financial Statements, or otherwise not required under instructions contained in Regulation S-X.

3.	Exhibits

Reference is made to the Exhibit Index which is included on pages 72-75.

(b)	Reports on Form 8-K

During the fourth quarter of fiscal 2004, the company furnished the following Form 8-K Current Reports to the Securities and Exchange Commission:

•	The company's Current Report on Form 8-K, dated March 17, 2004 (Commission File No. 001-15141), under Items 7 and 12.
•	The company's Current Report on Form 8-K, dated April 29, 2004 (Commission File No. 001-15141), under Items 5 and 7.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERMAN MILLER, INC. /s/ Brian C. Walker —————————————— By Brian C. Walker (President and Chief Executive Officer)	and	/s/ Elizabeth A. Nickels —————————————— Elizabeth A. Nickels (Chief Financial Officer)

Date: August 10, 2004
         ————————————

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on August 10, 2004, by the following persons on behalf of the Registrant in the capacities indicated. Each Director of the Registrant, whose signature appears below, hereby appoints Brian C. Walker as his attorney-in-fact, to sign in his or her name and on his or her behalf, as a Director of the Registrant, and to file with the Commission any and all amendments to this Report on Form 10-K.

/s/ Michael A. Volkema —————————————— Michael A. Volkema (Chairman of the Board)	/s/ Thomas C. Pratt —————————————— Thomas C. Pratt (Director)

/s/ David O. Ulrich —————————————— David O. Ulrich (Director)	/s/ E. David Crockett —————————————— E. David Crockett (Director)

/s/ Dorothy A. Terrell —————————————— Dorothy A. Terrell (Director)	/s/ Lord Griffiths of Fforestfach —————————————— Lord Griffiths of Fforestfach (Director)

/s/ C. William Pollard —————————————— C. William Pollard (Director)	/s/ Mary Vermeer Andringa —————————————— Mary Vermeer Andringa (Director)

/s/ Douglas D. French —————————————— Douglas D. French (Director)	/s/ James R. Kackley —————————————— James R. Kackley (Director)

/s/ J. Barry Griswell —————————————— J. Barry Griswell (Director)	/s/ Brian C. Walker —————————————— Brian C. Walker (President, Chief Executive Officer, and Director)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors of Herman Miller, Inc.

We have audited the consolidated financial statements of Herman Miller, Inc. and subsidiaries as of May 29, 2004, and May 31, 2003, and for each of the three years in the period ended May 29, 2004, and have issued our report thereon dated June 21, 2004 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of the company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
———————————————
Grand Rapids, MI
June 21, 2004

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In Millions)

Column A	Column B	Column C			Column D			Column E
Description	Balance at beginning of period	Charged to expense/ (income)	Acquired reserves	Reclassification[1]	Deductions[2]	Elimination due to acquisition and consolidation	Losses utilized[3]	Balance at end of period

Year ended May 29, 2004:
Allowance for possible losses on accounts receivable	$12.9	$(0.6)	$0.3	$--	$(4.1)	$(0.4)	$--	$8.1

Allowance for possible losses on notes receivable	$4.4	$0.2	$--	$--	$(0.8)	$(2.4)	$--	$1.4

Valuation allowance for deferred tax asset	$5.0	$0.7	$--	$1.3	$(0.1)	$--	$--	$7.1

Year ended May 31, 2003:
Allowance for possible losses on accounts receivable	$16.3	$0.6	$--	$--	$(4.0)	$--	$--	$12.9

Allowance for possible losses on notes receivable	$2.0	$3.0	$--	$--	$(0.6)	$--	$--	$4.4

Valuation allowance for deferred tax asset	$--	$1.0	$--	$4.0	$--	$--	$--	$5.0

Year ended June 1, 2002:
Allowance for possible losses on accounts receivable	$19.1	$2.4	$--	$--	$(5.2)	$--	$--	$16.3

Allowance for possible losses on notes receivable	$2.6	$0.5	$--	$--	$(1.1)	$--	$--	$2.0

1 Represents reclassifications to conform to current year presentation.
2 Represents amounts written off, net of recoveries and other adjustments. Includes effects of foreign currency translation.
3 Represents the utilization of capital and net operating losses.

EXHIBIT INDEX

(3)	Articles of Incorporation and Bylaws

(a)	Articles of Incorporation are incorporated by reference from Exhibit 3(a) and 3(b) of the Registrant’s 1986 Form 10-K Annual Report.

(b)	Certificate of Amendment to the Articles of Incorporation, dated October 15, 1987, are incorporated by reference from Exhibit 3(b) of the Registrant’s 1988 Form 10-K Annual Report.

(c)	Certificate of Amendment to the Articles of Incorporation, dated May 10, 1988, are incorporated by reference from Exhibit 3(c) of the Registrant’s 1988 Form 10-K Annual Report.

(d)	Amended and Restated Bylaws, dated October 1, 2002, are incorporated by reference from Exhibit 3(d) of the Registrant’s 2003 Form 10-K Annual Report.

(4)	Instruments Defining the Rights of Security Holders

(a)	Specimen copy of Herman Miller, Inc., common stock is incorporated by reference from Exhibit 4(a) of Registrant’s 1981 Form 10-K Annual Report.

(b)	Note Purchase Agreement dated March 1, 1996, is incorporated by reference from Exhibit 4(b) of the Registrant’s 1996 Form 10-K Annual Report.

(c)	First Amendment to the Note Purchase Agreement dated February 11, 1999, is incorporated by reference from Exhibit 4(c) of the Registrant’s 1999 Form 10-K Annual Report.

(d)	Second Amendment to the Note Purchase Agreement dated May 15, 2002, is incorporated by reference from Exhibit 4(d) of the Registrant’s 2003 Form 10-K Annual Report.

(e)	Other instruments which define the rights of holders of long-term debt individually represent debt of less than 10% of total assets. In accordance with item 601(b)(4)(iii)(A) of regulation S-K, the Registrant agrees to furnish to the Commission copies of such agreements upon request.

(f)	Dividend Reinvestment Plan for Shareholders of Herman Miller, Inc., dated January 6, 1997, is incorporated by reference from Exhibit 4(d) of the Registrant’s 1997 Form 10-K Annual Report.

(g)	Shareholder Protection Rights Agreement dated as of June 30, 1999 is incorporated by reference from Exhibit 1 of the Registrant’s 8-K/A filed July 16, 1999.

(10)	Material Contracts

(a)	Officers’ Supplemental Retirement Income Plan is incorporated by reference from Exhibit 10(f) of the Registrant’s 1986 Form 10-K Annual Report. *

Exhibit Index (continued)

(b)	Officers’ Salary Continuation Plan is incorporated by reference from Exhibit 10(g) of the Registrant’s 1982 Form 10-K Annual Report. *

(c)	Herman Miller, Inc., 1994 Key Executive Stock Purchase Assistance Plan, dated October 6, 1994, is incorporated by reference from Appendix C of the Registrant’s 1994 Proxy Statement. *

(d)	First Amendment to the Herman Miller, Inc., 1994 Key Executive Stock Purchase Assistance Plan, dated April 28, 1998, is incorporated by reference from Exhibit 10(g) of the Registrant’s 1998 Form 10-K Annual Report. *

(e)	Second Amendment to the Herman Miller, Inc., 1994 Key Executive Stock Purchase Assistance Plan, dated October 1, 2001, is incorporated by reference from Exhibit 10(e) of the Registrant’s 2003 Form 10-K Annual Report. *

(f)	Herman Miller, Inc. 1994 Nonemployee Officer and Director Stock Option Plan (as amended through October 4, 2000), is incorporated by reference from Exhibit 10(f) of the Registrant’s 2003 Form 10-K Annual Report. *

(g)	Herman Miller, Inc. Nonemployee Officer and Director Deferred Compensation Stock Purchase Plan dated November 1, 1999, is incorporated by reference from Exhibit 10(g) of the Registrant’s 2003 Form 10-K Annual Report. *

(h)	Restricted Share Grant Agreement dated June 5, 2001, between the company and Michael A. Volkema, is incorporated by reference from Exhibit 10(h) of the Registrant’s 2003 Form 10-K Annual Report.*

(i)	Herman Miller, Inc., Key Executive Deferred Compensation Plan and form of Deferred Compensation Agreement, dated February 28, 1997, is incorporated by reference from Exhibit 10(i) of the Registrant’s 1997 Form 10-K Annual Report. *

(j)	First Amendment to the Herman Miller, Inc., Key Executive Deferred Compensation Plan, dated January 20, 1998, is incorporated by reference from Exhibit 10(o) of the Registrant’s 1998 Form 10-K Annual Report. *

(k)	Herman Miller, Inc., Incentive Cash Bonus Plan, dated September 29, 1998, is incorporated by reference from Appendix A of the Registrant’s 1998 Proxy Statement. *

(l)	Credit Agreement dated April 16, 1999, is incorporated by reference from Exhibit 10(o) of the Registrant’s 1999 Form 10-K Annual Report.

(m)	First Amendment to the Credit Agreement dated March 9, 2000, is incorporated by reference from Exhibit 10(m) of the Registrant’s 2003 Form 10-K Annual Report.

Exhibit Index (continued)

(n)	Second Amendment to the Credit Agreement dated May 15, 2002, is incorporated by reference from Exhibit 10(n) of the Registrant’s 2003 Form 10-K Annual Report.

(o)	Third Amendment to the Credit Agreement dated May 13, 2003, is incorporated by reference from Exhibit 10(o) of the Registrant’s 2003 Form 10-K Annual Report.

(p)	Form of Change in Control Agreement is incorporated by reference from Exhibit 10(p) of the Registrant’s 2001 Form 10-K Annual Report.

(q)	Change in Control Agreement for Michael A. Volkema is incorporated by reference from Exhibit 10(q) of the Registrant’s 2001 Form 10-K Annual Report.

(r)	Herman Miller, Inc., Executive Incentive Plan dated April 23, 2002, is incorporated by reference from Exhibit 10(r) of the Registrant’s 2003 Form 10-K Annual Report. *

(s)	Herman Miller, Inc., Long Term Incentive Plan (as amended through September 30, 2002), is incorporated by reference from Exhibit 10(s) of the Registrant’s 2003 Form 10-K Annual Report. *

(t)	Herman Miller, Inc., Executive Incentive Plan dated April 22, 2003, is incorporated by reference from Exhibit 10(t) of the Registrant’s 2003 Form 10-K Annual Report. *

(u)	Amended and Restated Swap Transaction Confirmation dated May 21, 2002, is incorporated by reference from Exhibit 10(u) of the Registrant’s 2003 Form 10-K Annual Report.

(v)	Swap Transaction Confirmation dated November 19, 2003, is incorporated by reference from Exhibit 10(v) of the Registrant’s Form 10-Q Quarterly Report for quarter ended November 29, 2003.

(w)	Swap Transaction Confirmation dated November 20, 2003, is incorporated by reference from Exhibit 10(w) of the Registrant’s Form 10-Q Quarterly Report for quarter ended November 29, 2003.

(x)	Restricted Share Grant Agreement for Brian Walker dated July 27, 2004. *

* denotes compensatory plan or arrangement.

(18)	Letter Regarding Change in Accounting Principles

(21)	Subsidiaries

(23)(a)	Consent of Independent Auditors

(31)(a)	Certificate of the Chief Executive Officer of Herman Miller, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Index (continued)

(31)(b)	Certificate of the Chief Financial Officer of Herman Miller, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)(a)	Certificate of the Chief Executive Officer of Herman Miller, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32)(b)	Certificate of the Chief Financial Officer of Herman Miller, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT 10(x)

RESTRICTED SHARE GRANT AGREEMENT

        AGREEMENT made as of this 27th day of July, 2004, by HERMAN MILLER, INC., a Michigan corporation (the “Company”), and Brian Walker the (“Employee”).

RECITALS

        The Herman Miller, Inc. Long-Term Incentive Plan authorizes the award of shares of restricted stock to employees of the Company upon such terms and conditions as may be determined by the Executive Compensation Committee of the Board of Directors.

        The Committee and (the Board of Directors) have approved a grant of restricted shares to the Employee upon the terms and conditions set forth in this Agreement.

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

        1.3     “Cause” means (1) a material breach by the Employee of his/her duties and responsibilities which is demonstrably willful and deliberate on the Employee’s part and which is not remedied in a reasonable period of time after receipt of written notice from the Company specifying such breach or (2) the commission by the Employee of a felony involving personal enrichment at the expense of the Company or moral turpitude.

        1.4     “Change in Control”shall have the same meaning as contained in the Herman Miller, Inc. Key Executive Deferred Compensation Plan, as amended from time to time.

        1.5     "Committee" means the Executive Compensation Committee of the Board.

        1.6     "Common Stock" means the common stock of the Company, par value $.20 per share.

        1.7     "Company" means Herman Miller, Inc., a Michigan corporation, its successors and assigns.

        1.8     "Effective Date of this Agreement" means July 27, 2004.

        1.9     “Fiscal Year” means the year ending the Saturday nearest the end of May of each year, or such other fiscal year as may be adopted for the Company by the Board.

        1.10     "Plan" means the Herman Miller, Inc. Long-Term Incentive Plan.

        1.11     “Restricted Share” means a Share which is subject to the restriction on sale, pledge or other transfer imposed by Section 3.1. An “Unrestricted Share” is a Share which is no longer a Restricted Share.

        1.12     "Reverted Shares" means Shares which have reverted to the Company pursuant to Section 5.2.

        1.13     “Shares” means the shares of Common Stock awarded, issued and delivered to the Employee under this Agreement. If, as a result of a stock split, stock dividend, combination of stock, or any other change or exchange of securities, by reclassification, reorganization, recapitalization or otherwise, the Shares shall be increased or decreased, or changed into or exchanged for a different number or kind of shares of stock or other securities of the Company or another corporation, the term “Shares” shall mean and include the shares of stock or other securities issued with respect to the Shares.

        1.14     "Vested Shares" shall have the meaning expressed in Section 5.1.

2. GRANT AND ACCEPTANCE OF AWARD; TAX ELECTION

        2.1     Grant. The Company confirms the award to the Employee of 100,000 shares of Common Stock (the “Shares”) as restricted stock, upon the terms, restrictions and conditions of this Agreement and the Plan. The award of Shares shall be effective as of the Effective Date of this Agreement. The Company agrees to issue and deliver to the Employee a certificate representing the Shares promptly after the Effective Date of this Agreement.

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

        3.2     Restricted Shares. Every Share shall be a Restricted Share until the earlier of (a) four (4) years after the date of this Agreement or (b) the Shares have become Vested Shares.

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

        3.4     Legend. Every certificate representing a Share shall at all times bear the following legend:

“The Shares represented by this certificate are subject to certain restrictions and prohibitions and to the rights of Herman Miller, Inc. (the “Company”), as set forth in the Herman Miller, Inc. Long-Term Incentive Plan and a Restricted Share Grant Agreement dated July 27, 2004 (“Agreement”), between the Company and Brian Walker.

        3.5     Stop Transfer Instructions. The Company shall have the right to issue instructions to the transfer agent for the shares of the Company, prohibiting transfer of any Shares except in accordance with the requirements of this Agreement.

        3.6     New Certificate for Unrestricted Shares. If the Employee holds a certificate representing Shares which are no longer Restricted Shares, the Employee shall be entitled to receive from the Company, in exchange therefor, a certificate representing such Unrestricted Shares, bearing a legend, if the Company shall deem such a legend to be appropriate, only to the effect that the transfer of such Shares is prohibited if it would violate the Securities Act of 1933. If the Employee’s certificate represents both Restricted and Unrestricted Shares, the Employee shall be entitled to receive two certificates in exchange therefor, one of which shall represent the Restricted Shares and one of which shall represent Unrestricted Shares.

        3.7     Rights of Stockholder. Except for the restrictions imposed in this Article 3 and unless the Shares have reverted to the Company pursuant to Section 5.2, the Employee shall have all the rights of a stockholder with respect to the Restricted Shares, including the right to vote and to receive the dividends declared and paid thereon.

4. ACQUISITION WARRANTIES

        In order to induce the Company to issue and deliver the Shares on the terms of this Agreement, the Employee warrants to and agrees with the Company as follows:

        4.1     No Participating Interest. The Employee is acquiring the Shares for the Employee’s own account, and has not made any arrangement to convey any interest in the Shares to any person, other than to transfer Reverted Shares to the Company pursuant to Section 5.3.

        4.2     Ability to Evaluate. Because of the Employee’s knowledge and experience in financial and business matters, the Employee is capable of evaluating the merits and risks of acquiring the Shares under the arrangements prescribed by this Agreement.

        4.3     Familiarity with Company. The Employee is familiar with the business, financial condition, earnings and prospects of the Company, and confirms that the Company has not made any representation regarding the foregoing matters or the merits of this Agreement.

        4.4     All Questions Answered. The Employee understands all of the terms of this Agreement and the consequences to the Employee of any actions which may be taken under this Agreement. The Employee confirms there are no questions relating to any such matters which have not been answered to the Employee’s complete satisfaction.

5. VESTING AND REVERSION

        5.1     Vesting. Subject to the provisions of Section 5.2, all Shares issued hereunder, which have not previously reverted to the Company, shall become Vested Shares on the fifth anniversary of the Effective Date of this Agreement.

        5.2     Annual Vesting. If one of the following events occurs then Shares issued hereunder, which have not previously reverted to the Company, shall subject to accelerated vesting and be converted to Vested Shares at the rate of Twenty percent (20%) for each anniversary of the Effective Date of this Agreement which has expired prior to the occurrence of such event;

(a) the Employee’s employment by the Company or an Affiliated Employer is terminated by the Company or the Affiliated Employer for reasons other than Cause;

(b) the Employee’s employment by the Company or an Affiliated Employer ends at a time when the Employee is permanently disabled, as determined by a physician approved by the Committee;

(c) the Employee’s death;

(d) a Change in Control; or

(e) the Company so stipulates in writing;

        whichever of the foregoing is first to occur.

        5.3     Reversion. All Shares which have not become Vested Shares shall automatically revert to the Company at any time the Employee shall no longer be employed by the Company or an Affiliated Employer for any reason whatsoever, including resignation and termination for Cause. No compensation shall be payable to the Employee for shares which revert to the Company.

        5.4     Effect of Reversion. Upon reversion of any Shares (a) absolute ownership thereof shall automatically revert to the Company at that time, (b) such Shares shall be deemed to be “Reverted Shares” for purposes of this Agreement, (c) all the Employee’s rights and interests in the Reverted Shares shall cease at that time, and (d) the Employee shall be obligated immediately to surrender to the Company the certificates representing the Reverted Shares, but the failure to do so shall not impair the immediate effect of clauses (a), (b) and (c) above.

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

(b) Communications to the Company. Communications to the Company shall be addressed to it at the principal corporate headquarters and marked to the attention of the Company’s general counsel.

(c) Communications to the Employee. Every communication to the Employee shall be addressed to the Employee at the address given immediately below the Employee’s signature to this Agreement, or to such other address as the Employee shall specify to the Company.

        6.6     Assignment. This Agreement is not assignable by the Employee during the Employee’s lifetime. This Agreement shall be binding upon and inure to the benefit of (a) the successors and assigns of the Company, and (b) any person to whom the Employee’s rights under this Agreement may pass by reason of the Employee’s death.

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

        6.10     Subject to Plan. The terms of this Share Grant Agreement are subject to the terms, conditions and limitations of the Plan, as amended from time to time, and any inconsistency between this Agreement and the Plan, the terms of the Plan will govern. Any matters of interpretation or construction will subject to final interpretation by the Committee as provided in the Plan.

        IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.

Employee: Brian C. Walker	HERMAN MILLER, INC. By Michael A. Volkema Its Chairman

EXHIBIT 18

LETTER REGARDING CHANGE IN ACCOUNTING PRINCIPLES

May 29, 2004

Board of Directors

Herman Miller Inc.
855 East Main Avenue
PO Box 302
Zeeland, MI 49464

Dear Board of Directors:

Note 1 of Notes to the 2004 consolidated financial statements of Herman Miller, Inc. and subsidiaries included in its Form 10-K for the year ended May 29, 2004 describes a change in the method of accounting for certain inventories of the Company from the first-in, first-out method (FIFO) to the last-in, first-out (LIFO) method. There are no authoritative criteria for determining a preferable inventory costing method based on the particular circumstances; however, we conclude that such change in the method of accounting is to an acceptable alternative method which, based on your business judgment to make this change and for the stated reasons, is preferable in your circumstances.

Very truly yours,

/s/ Ernst & Young LLP
———————————————

EXHIBIT 21

HERMAN MILLER, INC., SUBSIDIARIES

The Company’s principal subsidiaries are as follows.

Name	Ownership	Jurisdiction of Incorporation
Coro Acquisition Corporation-California
Geiger International, Inc.
Herman Miller (Australia) Pty., Ltd.
Herman Miller B.V. (Netherlands)
Herman Miller Canada
Herman Miller Global Customer Solutions, Inc.
Herman Miller Italia S.p.A.
Herman Miller Japan, Ltd.
Herman Miller, Ltd.
Herman Miller Mexico S.A. de C.V.
Integrated Metal Technologies, Inc.
Meridian, Inc.
Milsure Insurance, Ltd.
W.B. Wood N.Y., Inc.
Office Pavilion South Florida, Inc.
OP Corporate Furnishings, Inc.
OP Spectrum LLP
OP Ventures, Inc.
OP Ventures of Texas, Inc.
Workstyles, Inc.	100% Company
100% Company
100% Company
100% Company
100% Company
100% Company
100% Company
100% Company
100% Company
100% Company
100% Company
100% Company
100% Company
100% Company
100% Company
100% Company
 90% Company
100% Company
100% Company
	100% Company	California Delaware Australia Netherlands Canada Michigan Italy Japan England, U.K. Mexico Michigan Michigan Barbados New York Florida Texas Pennsylvania Colorado Texas Ohio

EXHIBIT 23(a)

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in the Registration Statements (Form S-8 nos. 33-5810, 33-43234, 33-45812, 2-84202, 33-04369, 333-04367, 333-04365) of Herman Miller, Inc. and subsidiaries of our report dated June 21, 2004, with respect to the consolidated financial statements and schedule of Herman Miller, Inc. and subsidiaries included in the Annual Report (Form 10-K) for the year ended May 29, 2004.

/s/ Ernst & Young LLP
———————————————
Grand Rapids, MI
August 10, 2004

Exhibit 31(a)

CERTIFICATE OF THE CHIEF EXECUTIVE OFFICER
OF HERMAN MILLER, INC. (THE “REGISTRANT”)

I, Brian C. Walker, certify that:

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: August 10, 2004	/s/ Brian C. Walker —————————————— Chief Executive Officer

Exhibit 31(b)

CERTIFICATE OF THE CHIEF FINANCIAL OFFICER
OF HERMAN MILLER, INC. (THE “REGISTRANT”)

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: August 10, 2004	/s/ Elizabeth A. Nickels —————————————— Chief Financial Officer

Exhibit 32(a)

CERTIFICATE OF THE CHIEF EXECUTIVE OFFICER
OF HERMAN MILLER, INC. (THE “COMPANY”)

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

        I, Brian C. Walker, Chief Executive Officer of the Company, certify to the best of my knowledge and belief pursuant to Section 906 of Sarbanes-Oxley Act of 2002 that:

        (1)        The Annual Report on Form 10-K for the period ended May 29, 2004, which this statement accompanies, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2)        The information contained in the Annual Report on Form 10-K fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: August 10, 2004	/s/ Brian C. Walker —————————————— Chief Executive Officer

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
OF HERMAN MILLER, INC. (THE “COMPANY”)

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

        I, Elizabeth A. Nickels, Chief Financial Officer of the Company, certify to the best of my knowledge and belief pursuant to Section 906 of Sarbanes-Oxley Act of 2002 that:

        (1)        The Annual Report on Form 10-K for the period ended May 29, 2004, which this statement accompanies, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2)        The information contained in the Annual Report on Form 10-K fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: August 10, 2004	/s/ Elizabeth A. Nickels —————————————— Chief Financial Officer

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