Form 10-Q
period 2004-08-28
MILLER HERMAN INC
filed 2004-10-06
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

X	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended August 28, 2004	Commission File No. 001-15141

HERMAN MILLER, INC.

A Michigan Corporation 855 East Main Avenue, Zeeland, MI 49464-0302	ID No. 38-0837640 Phone (616) 654 3000

Indicate by check mark whether the registrant

(1)	has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and

Yes [X]     No [__]

(2)	has been subject to such filing requirements for the past 90 days.

Yes [X]     No [__]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]     No [__]

Common Stock Outstanding at September 29, 2004 – 70,660,017 shares.

HERMAN MILLER, INC. FORM 10-Q
FOR THE QUARTER ENDED AUGUST 28, 2004
INDEX

Part I - Financial Information	Page No.

Item 1 Condensed Consolidated Balance Sheets -
August 28, 2004, and May 29, 2004	3

Condensed Consolidated Statements of Operations -
Three Months Ended August 28, 2004,
and August 30, 2003	4

Condensed Consolidated Statements of Cash Flows -
Three Months ended August 28, 2004,
and August 30, 2003	5

Notes to Condensed Consolidated Financial Statements	6-15

Item 2 Management's Discussion and Analysis of
Financial Condition and Results of Operations	16-23

Item 3 Quantitative and Qualitative Disclosures
About Market Risk	24

Item 4 Controls and Procedures	24

Part II - Other Information

Item 1 Legal Proceedings	25

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3 Defaults Upon Senior Securities - None

Item 4 Submission of Matters to a Vote of Security Holders - None

Item 5 Other Items	25

Item 6 Exhibits	26

Signatures	27

Exhibits	28-49

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	August 28, 2004	May 29, 2004		August 28, 2004	May 29, 2004
	(Unaudited)	(Audited)		(Unaudited)	(Audited)
ASSETS			LIABILITIES & SHAREHOLDERS' EQUITY
Current Assets:			Current Liabilities:
Cash and cash equivalents	$155.8	$189.2	Unfunded checks	$5.5	$8.6
Short-term investments (Note 10)	10.7	10.7	Current portion of long-term debt	13.0	13.0
Accounts receivable, net	141.9	142.4	Notes payable (Note 18)	--	1.5
Inventories -			Accounts payable	85.1	90.4
Finished goods	19.2	16.4	Accrued liabilities (Note 15)	132.0	123.8
Work in process	12.5	10.5
Raw materials	11.0	11.2	Total current liabilities	235.6	237.3

Total inventories	42.7	38.1	Long-term Liabilities:
Prepaid expenses and other	48.8	50.2	Long-term Debt, less current
			portion (Note 14)	194.6	192.7
Total current assets	399.9	430.6	Pension Benefits (Note 17)	19.9	43.2
			Other Liabilities (Note 15)	45.1	46.9
Property and Equipment, at cost	698.3	700.1
Less - accumulated depreciation	498.1	491.6
			Shareholders' Equity:
Net property and equipment	200.2	208.5	Common stock $.20 par value	14.2	14.4
			Retained earnings	230.9	246.1
Other Assets:			Accumulated other comprehensive
Notes receivable, net	1.7	1.9	loss (Note 4)	(56.4)	(57.6)
Goodwill	39.1	39.1	Key executive stock programs	(8.5)	(8.3)
Intangible assets, net (Note 13)	5.9	5.9
Other noncurrent assets	28.6	28.7	Total Shareholders' Equity	180.2	194.6

			Total Liabilities and
Total Assets	$675.4	$714.7	Shareholders' Equity	$675.4	$714.7

See accompanying notes to condensed consolidated financial statements

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended

	August 28, 2004	August 30, 2003

Net Sales	$357.3	$324.5

Cost of Sales	245.2	222.9

Gross Margin	112.1	101.6

Operating Expenses	88.6	85.6

Restructuring Expenses (Note 8)	0.5	3.8

Operating Earnings	23.0	12.2

Other Expenses (Income):
Interest Expense	3.3	3.8
Other, Net (Notes 3, 6, and 18)	(1.6)	(1.3)

Earnings Before Income Taxes	21.3	9.7

Income Tax Expense (Note 16)	7.0	3.5

Net Earnings	$14.3	$6.2

Earnings Per Share - Basic (Note 7)	$.20	$.08

Earnings Per Share - Diluted (Note 7)	$.20	$.08

Dividends Per Share	$.0725	$.03625

See accompanying notes to condensed consolidated financial statements.

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS
(Dollars in Millions)
(Unaudited)

	Three Months Ended

	August 28, 2004	August 30, 2003

Cash Flows from Operating Activities:
Net earnings	$14.3	$6.2
Depreciation and amortization	11.8	15.4
Restructuring charges / (credits)	(0.5)	1.5
Changes in current assets and liabilities	(0.4)	10.5
Pension benefits	(23.8)	--
Other, net	1.4	2.1

Net Cash Provided by Operating Activities	2.8	35.7

Cash Flows from Investing Activities:
Notes receivable issued, net	(0.4)	(1.8)
Short-term investment purchases	--	(3.4)
Short-term investment sales	--	3.5
Capital expenditures	(3.8)	(5.5)
Proceeds from sale of fixed assets	0.2	0.1
Net cash paid for acquisitions (Note 6)	(0.7)	(0.2)
Other, net	0.3	0.2

Net Cash Used for Investing Activities	(4.4)	(7.1)

Cash Flows from Financing Activities:
Net short-term debt repayments (Note 18)	(1.5)	--
Net long-term debt repayments	--	(1.8)
Dividends paid	(5.2)	(2.6)
Common stock issued (Note 5)	11.8	2.0
Common stock repurchased and retired (Note 5)	(37.6)	(2.3)

Net Cash Used for Financing Activities	(32.5)	(4.7)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	0.7	(2.3)

Net Increase (Decrease) in Cash and Cash Equivalents	(33.4)	21.6

Cash and Cash Equivalents, Beginning of Period	$189.2	$185.5

Cash and Cash Equivalents, End of Period	$155.8	$207.1

See accompanying notes to condensed consolidated financial statements.

HERMAN MILLER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION
The condensed consolidated financial statements have been prepared by Herman Miller, Inc. (“the company”), without audit, in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Management believes that the disclosures made in this document are adequate so as not to make the information presented misleading. Operating results for the three-month period ended August 28, 2004, are not necessarily indicative of the results that may be expected for the year ending May 28, 2005. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company’s Form 10-K for the year ended May 29, 2004.

2. FISCAL YEAR
The company’s fiscal year ends on the Saturday closest to May 31. Fiscal 2005, the year ending May 28, 2005, will contain 52 weeks as did fiscal 2004, the year ended May 29, 2004. Both of the three-month periods ended August 28, 2004, and August 30, 2003, contained 13 weeks.

3. FOREIGN CURRENCY TRANSLATION
The functional currency for foreign subsidiaries is the local currency. The cumulative effects of translating the balance sheet accounts from the functional currency into the United States dollar at current exchange rates and revenue and expense accounts using average exchange rates for the period are included as a separate component of shareholders equity. Gains (losses) arising from remeasuring all foreign currency transactions into the appropriate functional currency, which were included in determining net earnings, were negligible and $0.3 million for the three months ended August 28, 2004, and August 30, 2003, respectively.

4. COMPREHENSIVE INCOME/(LOSS)
Comprehensive income/(loss) consists of net earnings, foreign currency translation adjustments, minimum pension liability, and unrealized holding gains/(losses) on “available-for-sale” securities. Comprehensive income was approximately $15.5 million and $3.3 million for the three months ended August 28, 2004, and August 30, 2003, respectively. The following presents the components of “Accumulated Other Comprehensive Loss” for the periods indicated.

(In Millions)

	Foreign Currency Translation Adjustments	Minimum Pension Liability (net of tax)	Unrealized Holding Period Gains/(Losses)	Total Accumulated Other Comprehensive Income/(Loss)

Balance, May 29, 2004	$(7.9)	$(50.1)	$0.4	$(57.6)
Other comprehensive income/
(loss) for the three months
ended August 28, 2004	1.1	0.1	--	1.2

Balance, August 28, 2004	$(6.8)	$(50.0)	$0.4	$(56.4)

5. COMMON STOCK AND EARNINGS PER SHARE
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS).

	Three Months Ended

	August 28, 2004	August 30, 2003

Numerators:
Numerator for both basic and diluted EPS,
net earnings (In Millions)	$14.3	$6.2

Denominators:
Denominator for basic EPS, weighted-average
common shares outstanding	71,182,794	72,869,965

Potentially dilutive shares resulting from stock plans	679,053	301,608

Denominator for diluted EPS	71,861,847	73,171,573

Certain exercisable stock options were not included in the computation of diluted EPS at August 28, 2004, and August 30, 2003, because the option prices were greater than the average market prices for the period. The number of stock options outstanding, which meet this criterion, and the range of exercise prices for the three months ended August 28, 2004, and August 30, 2003, were 1,822,216 at $26.29 — $32.50 and 6,463,738 at $21.02 — $32.50, respectively.

Common stock activity for the three months ended August 28, 2004, and August 30, 2003, included the repurchase of approximately 1,379,179 shares for $37.6 million and 108,646 shares for $2.3 million in the respective periods. In addition, the issuance of 654,003 shares for $11.8 million (net of $0.8 million tax effect) and 176,859 shares for $2.0 million (net of $0.4 million tax effect) occurred as the result of stock-based benefit program activity during the respective three months ended August 28, 2004, and August 30, 2003.

6. ACQUISITIONS
During the first quarter of fiscal 2005, the company acquired certain assets and liabilities of Office Interiors, Inc., a contract furniture dealership primarily based in Oklahoma City, Oklahoma, for $0.7 million of which $0.5 million was allocated to the fair value of net assets acquired and $0.2 million to an amortizable intangible asset. This resulted in the recognition of a pre-tax gain of $0.4 million due to the reversal of a financial guarantee liability because the company was released from the guarantee by the third-party as result of this transaction. The gain is reflected in “Other Expenses (Income)” in the condensed consolidated statements of operations. If this purchase had been effective May 30, 2003, there would have been no material effect on the company’s consolidated financial statements for the first quarter of fiscal year 2005 or 2004.

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

(In Millions, Except Per Share Data)

	Three Months Ended

	August 28, 2004	August 30, 2003

Net earnings, as reported	$14.3	$6.2

Less: Incremental stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1.7)	(2.6)

Pro forma net earnings	$12.6	$3.6

Total stock-based employee compensation expense included in net earnings, as reported, net of related tax effects	$0.2	$0.2

Earnings per share:
Basic, as reported	$0.20	$0.08
Basic, pro forma	$0.18	$0.05
Diluted, as reported	$0.20	$0.08
Diluted, pro forma	$0.18	$0.05

8. RESTRUCTURING CHARGES
The following is a summary of the restructuring activities for the three months ended August 28, 2004. It should be read in conjunction with the company’s Form 10-K for the year ended May 29, 2004, which provides a description of the specific actions taken since fiscal 2002. For purposes of this discussion, the restructuring actions taken since fiscal 2002 are referred to collectively as the “Plan.”

The following table presents the pre-tax restructuring charges / (credits), by category, recorded pursuant to the Plan.

(In Millions)

	Three Months Ended

	August 28, 2004	August 30, 2003

Severance & Outplacement	$--	$3.2
Pension Related	0.4	--
Lease & Supplier Contract Terminations	--	(0.1)
Facility Exit Costs & Other	0.1	0.7

Total	$0.5	$3.8

The restructuring charges recognized during the quarter ended August 28, 2004 related to the Canton consolidation. These charges primarily consisted of pension related settlements, which are recognized as terminated employees withdraw their assets from the retirement plan.

The majority of the restructuring charges recognized in the quarter ended August 30, 2003 related to the Canton consolidation as well. Expenses related to this action included severance and outplacement benefits of $3.2 million and facility exit costs totaling $0.2 million. In addition, the consolidation of the Holland, Michigan, Formcoat operation resulted in additional facility exit costs totaling $0.5 million. The remaining credit of $0.1 million consisted of adjustments to the expected sublease timing of previously exited leased facilities.

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

The company’s Canton, Georgia, facility, which was exited in fiscal 2004, remains listed for sale. As a consequence of the Plan, this facility was previously written down to its expected fair value of $7.2 million. This carrying value remained classified under the caption “Net property and equipment” on the company’s condensed consolidated balance sheet as of the end of the first quarter.

Restructuring charges recognized pursuant to the Plan include certain estimated qualifying exit costs. Those costs, related to actions announced during and subsequent to fiscal 2003, were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146).

The following summarizes the restructuring accrual activity since the beginning of fiscal 2005. This summary does not include restructuring activity related to the impairment of fixed assets or the effect on the company’s employee retirement plans, as these items are not accounted for through the restructuring accrual on the condensed consolidated balance sheet but are included as a component of “Restructuring Expenses” on the condensed consolidated statement of operations. In addition, facility costs associated with the movement of inventory and equipment, as well as employee relocation and training related to the consolidation of production processes, are recognized as incurred and are not included in the ending restructuring accrual balance.

(In Millions)

	Severance & Outplacement Costs	Lease & Supplier Contract Terminations	Facility Exit Costs & Other	Total

Accrual Balance, May 29, 2004	$1.0	$1.0	$1.3	$3.3
Restructuring Charges	--	--	0.1	0.1
Cash Payments	(0.8)	--	(0.2)	(1.0)

Accrual Balance, August 28, 2004	$0.2	$1.0	$1.2	$2.4

9. SUPPLEMENTAL CASH FLOW INFORMATION
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

Cash payments/(refunds) for income taxes and interest were as follows:

(In Millions)

	Three Months Ended

	August 28, 2004	August 30, 2003

Income taxes refunded, net	$(1.6)	$(0.1)
Interest paid	$0.2	$0.3

10. SHORT-TERM INVESTMENTS
The company maintains a portfolio of short-term investments comprised of investment grade fixed-income securities. These investments are held by the company’s wholly-owned insurance captive and are considered “available-for-sale” as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, they have been recorded at fair market value based on quoted market prices, with the resulting net unrealized holding gains or losses reflected as a component of comprehensive income/(loss). Net investment income recognized in the condensed consolidated statements of operations resulting from these investments totaled $0.1 million for both of the three months ended August 28, 2004, and August 30, 2003, respectively.

The following is a summary of the carrying and market values of the company’s short-term investments as of August 28, 2004, and May 29, 2004.

(In Millions)

	August 28, 2004

	Cost	Unrealized Gain	Unrealized Loss	Market Value

Foreign Government Debt Securities	$5.5	$0.5	$--	$6.0
Corporate Bonds	4.8	--	(0.1)	4.7

Total	$10.3	$0.5	$(0.1)	$10.7

	May 29, 2004

	Cost	Unrealized Gain	Unrealized Loss	Market Value

Foreign Government Debt Securities	$5.5	$0.5	$--	$6.0
Corporate Bonds	4.8	--	(0.1)	4.7

Total	$10.3	$0.5	$(0.1)	$10.7

11. OPERATING SEGMENTS
In accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” management evaluates the company as one operating segment in the office furniture industry. The company is engaged worldwide in the design, manufacture, and sale of office furniture systems, products, and related services through its majority owned subsidiaries. Throughout the world the product offerings, the production processes, the methods of distribution, and the customers serviced are consistent. The company’s product offerings consist primarily of office furniture systems, seating, storage solutions, freestanding furniture, and casegoods. These product offerings are marketed, distributed, and managed primarily as a group of similar products on an overall portfolio basis. The accounting policies of the operating segment are the same as those described in the summary of significant accounting and reporting policies in the company’s 10-K report for the year ended May 29, 2004.

12. NEW ACCOUNTING STANDARDS
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

13. OTHER INTANGIBLE ASSETS
Intangible assets are comprised of patents, trademarks, and intellectual property rights with a combined gross carrying value and accumulated amortization of $11.2 million and $5.3 million, respectively, as of August 28, 2004. As of May 29, 2004, these amounts totaled $11.0 million and $5.1 million, respectively. The company amortizes its intangible assets over periods ranging from 8 to 17 years.

Amortization expense related to intangible assets totaled approximately $0.2 million and $0.5 million for the three-month periods ended August 28, 2004, and August 30, 2003, respectively.

Estimated amortization expense for intangible assets as of August 28, 2004, for each of the succeeding fiscal years is as follows.

(In Millions)
Remaining 2005 2006 2007 2008 2009	$0.7 $0.9 $0.9 $0.9 $0.9

14. INTEREST RATE SWAP
In May 2002, the company entered into a fixed-to-floating interest rate swap agreement which expires March 6, 2006, effectively converting $40 million of fixed-rate private placement debt to a floating-rate basis. The fair value of this swap instrument as of August 28, 2004, was approximately $0.3 million. This amount is recorded in the August 28, 2004, condensed consolidated balance sheet as an addition to long-term debt and an offsetting addition to other noncurrent assets. As of August 28, 2004, the floating interest rate, which is based on the 90-day LIBOR, set in advance of each quarterly period, was approximately 3.7%.

In November 2003, the company entered into two additional fixed-to-floating interest rate swap agreements. One agreement which expires March 15, 2011, effectively converted $50 million of fixed-rate debt securities to a floating-rate basis. The fair value of this swap instrument as of August 28, 2004, was approximately $0.4 million. This amount is recorded in the August 28, 2004, condensed consolidated balance sheet as an addition to long-term debt and an offsetting addition to other noncurrent assets. The second agreement which expires March 5, 2008, effectively converted $15 million of fixed-rate private placement debt to a floating-rate basis. The fair value of this swap instrument as of August 28, 2004, was approximately $(0.1) million. This amount is recorded in the August 28, 2004, condensed consolidated balance sheet as a reduction to long-term debt and an offsetting addition to other long-term liabilities. The floating interest rate for these two agreements is based on the six-month LIBOR, set in-arrears at the end of each semi-annual period.

As of August 28, 2004, a total of $82.0 million of the company’s outstanding debt was effectively converted to a variable-rate basis as a result of these interest rate swap arrangements. These swaps are fair-value hedges and qualify for hedge-accounting treatment using the “short-cut” method under the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Under this accounting treatment, the change in the fair value of the interest rate swap is equal to the change in value of the related hedged debt and, as a result, there is no net effect on earnings. These agreements require the company to pay floating-rate interest payments in return for receiving fixed-rate interest payments that coincide with the semi-annual payments to the debt holders at the same rate. The counterparties to these swap instruments are large major financial institutions which the company believes are of high-quality creditworthiness. While the company may be exposed to potential losses due to the credit risk of non-performance by these counterparties, such losses are not anticipated. The swap arrangements resulted in the reduction to net interest expense of approximately $0.4 million and $0.2 million for the three months ended August 28, 2004, and August 30, 2003, respectively.

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

A roll-forward of the warranty reserve for the three months ended August 28, 2004, is as follows.

(In Millions)

Accrual Balance - May 29, 2004	$14.6
Accrual for warranty matters	2.3
Settlements and adjustments	(3.3)

Accrual Balance - August 28, 2004	$13.6

Other Guarantees
The company has entered into two separate agreements to guarantee the debt of two independent contract furniture dealerships. In accordance with the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others,” the company initially recorded the estimated fair values of these guarantees. The maximum financial exposure assumed by the company as a result of these arrangements totaled $0.7 million as of August 28, 2004. The guarantees are reflected under the caption “Other Liabilities” in the condensed consolidated balance sheet as of August 28, 2004, at $0.1 million, which approximates the original estimated fair values.

The company has entered into a standby letter of credit arrangement for purposes of guaranteeing the debt of an independent contract furniture dealership. At the point the company entered into the arrangement the estimated fair value of the guarantee, which equaled the maximum financial exposure assumed by the company, was recorded by the company in accordance with the provisions of FIN 45. As of August 28, 2004, this guarantee is reflected as a component of “Other Liabilities” in the condensed consolidated balance sheet at $0.1 million, which approximates the original estimated fair value. Additionally, in connection with the two separate dealership transactions that occurred during the first quarter of fiscal 2005, as described in Notes 6 and 18, the company was released from two standby letter of credit arrangements disclosed at May 29, 2004. This resulted in the reversal of a $0.4 million liability previously recorded under FIN 45 during the first quarter of 2005.

The company has entered into agreements to guarantee contractual lease obligations of two independent contract furniture dealerships. The lease terms associated with these arrangements expire at dates between November 2004 and November 2005. As of August 28, 2004, the remaining unpaid lease payments under these arrangements totaled approximately $0.4 million. In accordance with the provisions of FIN 45, no liability has been recorded, since the company entered into these arrangements prior to December 31, 2002. Additionally, in connection with the dealership transaction that occurred during the first quarter of fiscal 2005, as described in Note 18, the company was released from the guarantee of the dealership’s contractual lease obligation disclosed at May 29, 2004.

The company is periodically required to provide performance bonds in order to do business with certain customers. These arrangements are common and generally have terms ranging between one and three years. The bonds are required to provide assurances to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies, and the company is ultimately liable for claims that may occur against them. As of August 28, 2004, the company had a maximum financial exposure related to performance bonds totaling approximately $4.5 million. The company has had no history of claims nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company’s financial statements. Accordingly, no liability has been recorded.

The company periodically enters into agreements in the normal course of business, which may include indemnification clauses regarding patent/trademark infringement and service losses. Service losses represent all direct or consequential loss, liability, damages, costs and expenses incurred by the customer or others resulting from services rendered by the company, the dealer, or certain sub-contractors due to a proven negligent act. The company has entered into one arrangement in particular, under which the company has assumed a maximum financial exposure of $10 million in any qualifying instance. The company has had no history of claims, nor is it aware of circumstances that would require it to perform under this arrangement and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company’s financial statements. Accordingly, no liability has been recorded.

The company has entered into standby letter of credit arrangements for the purpose of protecting various insurance companies against default on the payment of certain premiums and claims. A majority of these arrangements are related to the company’s wholly owned captive insurance company. As of August 28, 2004, the company had a maximum financial exposure from these insurance-related standby letters of credit totaling approximately $12.8 million. The company has had no history of claims nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company’s financial statements. Accordingly, no liability has been recorded.

Contingencies
The company leases a facility in the UK under an agreement that expires in June 2005. Under the terms of the lease, the company is required to perform the maintenance and repairs necessary to address the general dilapidation of the facility over the lease term. The ultimate cost of this provision to the company is dependent on a number of factors including, but not limited to, the future use of the facility by the lessor and whether the company chooses and is permitted to renew the lease term. The company has estimated the cost of these maintenance and repairs to be between $0 and $1 million, depending on the outcome of future plans and negotiations. Based on existing circumstances, it is considered probable that these costs will approximate $0.5 million. As a result, this amount has been recorded as a liability reflected under the caption “Other Liabilities” in the condensed consolidated balance sheets as of August 28, 2004, and May 29, 2004.

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

16. INCOME TAXES
The effective tax rate for the three months ended August 28, 2004, and August 30, 2003, was 32.9% and 36.5%, respectively. The current quarter effective rate was lower than the United States statutory rate of 35% and the rate in the prior year first quarter primarily due to the fact that a portion of the net gain from the VIE ownership transition disclosed in Note 18 was not subject to tax due to the nature of the transaction.

17. EMPLOYEE BENEFIT PLANS
The following table summarizes the costs of the company’s employee pension and post-retirement plans for the periods indicated.

(In Millions)

	Three Months Ended

	Pension Benefits		Post-Retirement Benefits

	August 28, 2004	August 30, 2003	August 28, 2004	August 30, 2003

Domestic:
Service cost	$1.9	$2.1	$--	$--
Interest cost	3.7	3.3	0.3	0.3
Expected return on plan assets	(5.7)	(5.1)	--	--
Net amortization (gain)/loss	(0.3)	(0.5)	0.1	0.1

Net periodic benefit cost (credit)	$(0.4)	$(0.2)	$0.4	$0.4

International:
Service cost	$0.4	$0.4
Interest cost	0.7	0.5
Expected return on plan assets	(0.9)	(0.6)
Net amortization loss	0.1	0.1

Net periodic benefit cost	$0.3	$0.4

In addition, the company also recognized pension settlements of $0.4 million associated with restructuring actions, as further discussed in Note 8.

In fiscal 2004, the company made cash contributions totaling $28.3 million to its employee pension plans. As previously disclosed in the company’s financial statements for the year ended May 29, 2004, the company expects its pension plan contributions in fiscal 2005 to approximate the amount paid in fiscal 2004. In the first quarter of fiscal 2005, $23.0 million of voluntary contributions were made to the company’s domestic employee pension plans. The company currently anticipates making an additional $2 million voluntary contribution to its employee pension plans in the balance of fiscal 2005, for a total of $25 million.

18. VARIABLE INTEREST ENTITES
Effective May 29, 2004, the company adopted the revised version of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46(R)). This resulted in the consolidation of two variable interest entities (VIEs) of which the company was considered the primary beneficiary. The company’s variable interests in these VIEs are the result of providing subordinated debt to and/or guarantees on behalf of two independent dealerships created prior to January 31, 2003.

Due to the company’s history of providing on-going subordinated financial support to these dealerships, through consolidation the company absorbs all net losses of the variable interest entities in excess of the equity at the dealerships. The company recognizes all net earnings of these variable interest entities to the extent of recouping the company’s associated losses. Earnings in excess of the company’s associated losses are attributed to equity owners of the dealerships and shown as minority interest on the company’s financial statements.

During the first quarter of fiscal 2005, a qualifying triggering event occurred with one of the VIEs which resulted in reconsideration under FIN 46(R). Based on this reconsideration, it was determined that the company is no longer considered the primary beneficiary. As such, the company recorded the ownership transition and ceased consolidation of the independent dealership in the first quarter. This resulted in a pre-tax gain of $0.5 million which is reflected in “Other Expenses (Income)” in the condensed consolidated statement of operations. In connection with this ownership transition the company incurred a $1.5 million cash outflow related to the extinguishment of the outstanding bank debt of the VIE.

For the three months ended August 28, 2004, the consolidation of VIEs increased net sales by $2.5 million and net earnings by $0.1 million, excluding the gain resulting from the ownership transition. The corresponding impact on the company’s condensed consolidated balance sheet at August 28, 2004, was an increase in the company’s assets and liabilities of approximately $1.0 million and $0.8 million, respectively. The liabilities of the VIE consolidated by the company do not represent additional claims on the company’s general assets; rather they represent claims against the specific assets of the VIE. Likewise, the assets of the VIE consolidated by the company do not represent additional assets available to satisfy claims against the company’s general assets. To offset the credit risk associated with the company’s interests in the VIE, the company holds a security interest in the assets of the VIE subordinate only to third-party bank interests.

19. REPORT OF MANAGEMENT
In the opinion of management, the accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position of the company as of August 28, 2004, and the results of its operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that affected the company’s financial condition and earnings during the periods included in the accompanying condensed consolidated financial statements.

Discussion of Current Business Conditions

The general business climate and our financial performance in the first quarter leave us encouraged about our overall position and direction in the market. Despite a significant increase in certain key direct material costs and the ongoing challenge of price competition, we were able to post year-over-year growth in sales and earnings. In fact, our first quarter marked the third consecutive period of such growth.

We also continue to be encouraged by the level of business activity, as measured by client visits to our West Michigan headquarters. The number of such visits was up substantially from the fourth quarter of last year. This trend, along with the year-over-year improvements in sales and earnings, gives us a sense of positive momentum as we move into the second quarter.

The competitive pricing environment remained challenging throughout the quarter. Higher domestic price discounting in the first quarter as compared to a year ago reduced our consolidated gross margin by approximately $1.4 million. Our strategy to counter this pressure continues to be to utilize innovative product design and differentiation to provide more value to our customers.

To this end, we have continued to invest heavily in research and development initiatives. We view development and innovation as a core business competency and, accordingly, it continues to be a top priority in our strategy. During the first quarter we incurred research and development expenses, exclusive of royalty payments to independent designers, of $7.3 million. This compares to $7.1 million in the prior year first quarter.

Consistent with our expectations and recent experience, rising material costs, particularly for raw steel, posed a significant challenge in the quarter. We reported in the fourth quarter last year that steel price increases had begun to affect our gross margin performance, though the impact was mitigated to some degree by favorable purchase contracts. These contracts expired in the first quarter of this year resulting in a more significant negative impact on our cost of goods sold. Additionally, we began to experience price increases for other direct materials such as plastics and wood products, though to a lesser degree than with steel. We expect these increases will continue to affect our cost structure at least through the balance of fiscal 2005. We are continuing to look for ways to offset these cost increases through our ongoing lean manufacturing program, the Herman Miller Production System (HMPS).

In response to these higher material costs, we announced a general price increase effective August 1, 2004. The increase, which varied by product line, averaged approximately 4% of list price. Given the effective date of the increase, it did not have a significant effect on our first quarter net sales. Considering our product portfolio lead times, we expect to begin realizing the effect of the pricing change in the latter half of the second quarter. Also, as we reported last quarter, given the ongoing reality of price competition, the price increase may not fully offset the impact of rising material costs. However, we continue to believe we can cover a large portion of these cost increases through the combination of the price increase and our HMPS strategy.

New order growth for the quarter, fueled by a general improvement in business conditions and the price increase, outpaced that of net sales across virtually all areas of our business. While the price increase did not significantly affect net sales in the quarter, we did see an acceleration of order activity by customers anticipating the price change. We estimate this increased orders in the first quarter of this year by between $13 million and $15 million.

Last year, we implemented a similar price increase at the beginning of the second quarter. This too resulted in an acceleration of customer orders and ultimately increased our first quarter order entry level at that time. While it is reasonable to attribute some of our current first quarter year-over-year order growth to the recent price increase, we believe its impact was mitigated by the similar price change in the prior year.

We ended the quarter with a substantially higher backlog than the first quarter of last year. In fact, it was the highest level of ending backlog since the fourth quarter of fiscal 2001.

Business at our international operations, which began to show earnest improvement in the latter half of fiscal 2004, was clearly a bright spot in the first quarter. We reported significant increases in net sales, orders, and net earnings for the quarter as compared to the prior year. This growth was particularly strong in the United Kingdom, where we have our largest international business presence, and in our Asia-Pacific markets.

The financial results of our domestic operations showed year-over-year growth as well, though the recovery has been slower than we had hoped. Net sales improved 5% from the prior year first quarter, while new order growth in quarter was 12.4%. By comparison, our domestic trade industry, The Business and Institutional Furniture Manufacturers Association (BIFMA) reported an estimated year-over-year increase in U.S. office furniture shipments of approximately 5% for the three-month period ended August 2004. For the same period, BIFMA estimates industry orders grew approximately 4%.

While this data suggests our growth rate is consistent with, or in the case of orders greater than, that of the domestic industry as a whole, we believe it is difficult to draw conclusions about changes in relative market share based on short-term year-over-year comparisons. Instead, we remain consistent in our view that such conclusions may only be reached by comparing data over a period of several quarters.

We expect consolidated sales for the second quarter of fiscal 2005 to be in the range of $360 million to $380 million. Earnings per share are expected to be in the range of $.19 and $.24.

Analysis of First Quarter Results

The following table presents certain key highlights from the results of operations for the periods indicated.

	Three Months Ended

	August 28, 2004	August 30, 2003	Percent Change

Net Sales	$357.3	$324.5	10.1%
Gross Margin	112.1	101.6	10.3%
Operating Expenses	88.6	85.6	3.5%
Restructuring Expenses	0.5	3.8	(86.8)%
Operating Earnings	23.0	12.2	88.5%
Net Earnings	14.3	6.2	130.6%
Earnings per share - diluted	0.20	0.08	150.0%
Orders	382.3	323.9	18.0%
Backlog	234.5	188.2	24.6%

Consolidated Sales, Orders, and Backlog

Net sales and orders for the first quarter improved over the prior year. Strong performance in our international markets and a general improvement in overall business conditions were the primary drivers of this performance. Additionally, as previously discussed, order levels in the quarter were accelerated somewhat due to customer anticipation of the price increase. Net sales and orders also improved on a sequential-quarter basis, with an increase of 1.0% and 5.7%, respectively, from the fourth quarter of fiscal 2004.

As a result of the adoption of FIN 46(R) as described in Note 18, we began consolidating the operating results of two variable interest entities (VIEs) during the first quarter of fiscal 2005. The consolidation of VIEs increased net sales by approximately $2.5 million.

Backlog at the end of the first quarter of fiscal 2005 was up over the prior year due to higher order levels as discussed above. It was also up 11.9% in comparison to the $209.5 million of backlog at the end of fiscal 2004.

Domestic Operations
Domestic net sales and orders for the current quarter totaled $292.4 million and $314.4 million, respectively. On a year-over-year basis, net sales increased 5.0% while new orders improved 12.4%. Net sales and orders also improved from the fourth quarter of fiscal 2004 levels by 1.8% and 5.4%, respectively. In particular, we had strong year-over-year performance at our owned dealerships, Geiger, and Herman Miller for the Home businesses in the first quarter.

While we are pleased with the year-over-year and sequential-quarter growth in sales and orders, the recovery in our domestic business has been slower than we had hoped. Although this has us concerned, it appears to be consistent with the recovery trend for the broader domestic industry. Accordingly, we are continuing to closely monitor our performance relative to that of the industry as a whole to identify potential shifts in competitive market share.

International Operations
Our international results continued to be a highlight in the first quarter. International net sales and orders for the first quarter totaled $64.9 million and $67.8 million, respectively. This represents an increase over the prior year first quarter of 40.9% in net sales and 53.7% in orders. Specifically, we experienced strong year-over-year sales growth in our United Kingdom, Middle East, Mexico, Asia-Pacific, and South American operations. In comparison to the fourth quarter of fiscal 2004, net sales declined 2.3% while new orders increased 6.7%.

Restructuring Activities
Pre-tax restructuring expenses recorded during the first quarter totaled $0.5 million as compared to $3.8 million a year ago. The charges in both periods were primarily associated with the previously announced relocation of our Canton, Georgia operation. In the current quarter, the charges primarily consisted of pension-related settlements, which are recognized as terminated employees withdraw their assets from the retirement plan. By comparison, charges in the prior year first quarter included severance and outplacement benefits of $3.2 million and facility exit costs of $0.7 million. Partially offsetting these charges in the prior year was a credit of $0.1 million for adjustments to the expected sublease timing of previously exited facilities.

Restructuring charges have declined on a year-over-year basis as substantially all of our outstanding restructuring initiatives were completed during fiscal 2004. However, we will continue to recognize restructuring charges in the future as the final costs are incurred. We anticipate the remaining pre-tax restructuring charges to be in a range of $1.0 million to $2.0 million. The majority of the remaining expenses relates to employee benefits and is expected to be recognized by the end of fiscal 2005.

Our Canton facility, which was exited in fiscal 2004, remains listed for sale. We have an interested buyer, but have not yet reached a binding definitive agreement. As such, the carrying values of the Canton assets, which were previously reduced to their estimated fair market values totaling $7.2 million, remain classified as long-term under the balance sheet caption “Net property and equipment” at the end of the first quarter.

Financial Summary
The following table presents, for the periods indicated, the components of the company’s condensed consolidated statements of operations as a percentage of net sales.

	Three Months Ended

	August 28, 2004	August 30, 2003

Net Sales	100.0%	100.0%
Cost of Sales	68.6	68.7

Gross Margin	31.4	31.3
Operating Expenses	24.8	26.4
Restructuring Expenses	0.1	1.2

Operating Margin (1)	6.4	3.8
Other Expense, net	0.5	0.8

Earnings Before Income Taxes (1)	6.0	3.0
Income Tax Expense	2.0	1.1

Net Earnings	4.0%	1.9%

(1) Percentages do not foot due to rounding

Consolidated Gross Margin
Gross margin, as a percentage of net sales, for the first quarter improved slightly from the prior year. The improvement was primarily the result of increased production volume and improved manufacturing overhead performance. However, unfavorable direct material performance, higher discounting, and increased incentive compensation largely offset these improvements. Pricing pressures continued in the first quarter, although at a lower rate of growth than last year. Higher discounting in the first quarter, as compared to a year ago, reduced gross margin by approximately $1.4 million or 0.4% of net sales.

Direct material costs, as a percent of sales, for the first quarter increased in comparison to the same period last year. Our performance in this area was unfavorable on a comparative basis primarily due to rising steel costs, which resulted in a year-over-year expense increase of approximately $3.9 million. The increase in price discounting discussed previously also negatively affected direct material costs on a percentage of sales basis. In addition to these factors, material performance was also negatively impacted by a LIFO inventory adjustment of $0.2 million in the first quarter, in comparison to the positive impact of $0.2 million in the prior year first quarter.

Direct labor expenses, as a percent of sales, were down in comparison to the prior year first quarter. This year-over-year reduction is primarily attributed to efficiencies gained from the closure and relocation of the Canton operation.

Overhead expenses, as a percent of sales, were lower than the prior year due to leverage gained from the higher volume and the cost reductions from the Canton consolidation. However, on a pure dollar basis, overhead expenses for the first quarter increased from the prior year due to higher incentive compensation, which varies based on financial performance.

Operating Expenses and Operating Earnings
Operating expenses for the first quarter increased in dollar terms on a year-over-year basis due primarily to higher variable selling, wage, and incentive compensation costs. On a percent of sales basis, however, operating expenses declined from the same quarter last year as a result of improved leverage on higher sales volume. Our expectation is that spending on project initiatives such as product marketing and new product development will increase through the balance of fiscal 2005 from the level experienced in the first quarter.

As a result of the adoption of FIN 46(R) as previously described, the consolidation of VIEs increased operating earnings by approximately $0.2 million in the first quarter.

Other Income/Expense, Net Earnings, and Earnings Per Share
Net other expenses in the first quarter totaled $1.7 million compared to $2.5 million in the prior year first quarter. Contributing to this decline was interest expense, which was down approximately $0.5 million from last year due to lower debt levels and savings from our interest swap arrangements. In addition, the ownership transition of one of the VIEs, as described in Note 18, resulted in a pre-tax gain of $0.5 million during the first quarter. The acquisition related to Office Interiors, Inc., which is discussed in Note 6, resulted in a pre-tax gain of $0.4 million due to the reversal of a liability associated with a financial guarantee during the current quarter. Partially offsetting these expense reductions, was foreign currency gain/loss which was negligible in the first quarter in comparison to the gain of $0.3 million in the prior year.

Our effective tax rate for the first quarter was 32.9% compared to 36.5% in the prior year. The current quarter effective rate was lower than both the United States statutory rate of 35% and the prior year first quarter rate primarily due to the fact that a portion of the net gain from the VIE ownership transition disclosed in Note 18 was not subject to tax. It is anticipated that our effective tax rate for the rest of the year will approximate between 34% and 36%.

Financial Condition, Liquidity, and Capital Resources
The table below presents certain key cash flow and capital highlights for the periods indicated.

(In Millions)

	Three Months Ended

	August 28, 2004	August 30, 2003

Cash and cash equivalents, end of period	$155.8	$207.1
Short term investments, end of period	$10.6	$11.1
Cash generated from operating activities	$2.8	$35.7
Cash used for investing activities	$(4.4)	$(7.1)
Cash used for financing activities	$(32.5)	$(4.7)
Restructuring-related cash outflows	$(1.0)	$(2.3)
Capital expenditures	$(3.8)	$(5.5)
Stock repurchased and retired	$(37.5)	$(2.3)
Interest-bearing debt, end of period	$207.6	$220.8
Available unsecured credit facility, end of period (1)	$186.2	$186.4

(1) Amounts shown are net of outstanding letters of credit, which are applied against the company’s unsecured credit facility.

Cash Flow – Operating Activities
The primary factor contributing to the year-over-year decline in operating cash flows was a voluntary contribution to the company’s domestic pension plans of $23.0 million during the current quarter. In addition, working capital requirements resulted in a $0.4 million use of cash in the current quarter as compared to a $10.5 million source of cash in the prior year. Also included in operating cash flows were restructuring payments totaling $1.0 million in the current quarter and $2.3 million in the prior year.

In terms of the impact of working capital changes from the prior year-end, operating cash flows during the first quarter were favorably affected by reductions in accounts receivable and income tax receivables as well as increases in accrued interest and customer deposits. These favorable changes were largely offset by the negative impact of higher inventory levels as well as reductions in accounts payable, unfunded checks, and foreign tax accruals. In the prior year first quarter, cash flows were favorably impacted by increases in accruals for compensation and benefits, interest, income taxes, and payroll-related benefits. Declines in prepaid expenses related to employee health-care benefits combined with strong collections on trade receivables further contributed to our positive cash flows last year. However, these favorable changes were partially offset by increasing inventory levels.

The decline in accounts receivable since the end of fiscal 2004 is attributed to our strong collections experience in the first quarter. The increase in inventory is due to the general increase in order activity near the end of the first quarter. Days sales outstanding (DSO) in net accounts receivable and inventory increased 1.1 days from the fourth quarter of fiscal 2004, to 51.2 days. This increase is mainly due to the impact of consolidating VIEs under FIN 46(R) and an increase in our international accounts receivable.

In terms of future considerations affecting operating cash flows, as disclosed in Note 17, we currently anticipate making an additional $2 million voluntary contribution to our employee pension plans during the balance of fiscal 2005. In addition, future cash outflows resulting from our restructuring actions are expected to total between $2.0 million and $2.5 million, excluding potential future proceeds from the sale of our Canton facility. The majority of these future restructuring cash outflows are expected to be completed during fiscal 2005.

Cash Flow – Investing Activities
The majority of the investing cash flows in the current quarter and the prior year relate to capital expenditure activity, which totaled $3.8 million and $5.5 million, respectively. Also included in investing activities were payments for acquisitions, which totaled $0.7 million in the current quarter related to Office Interiors, Inc. and $0.2 million in the prior year related to OP Spectrum LLP, both of which are discussed further in Note 6.

At the end of the first quarter, we had outstanding commitments for future capital purchases of approximately $2.9 million. We expect full-year capital expenditures for fiscal 2005 to total approximately $40 million. By comparison, fiscal year 2004 capital expenditures totaled $26.7 million.

Cash Flow – Financing Activities
The most significant factor affecting the year-over-year comparison of financing outflows was share repurchases. We repurchased 1,379,179 shares for $37.6 million or $27.22 per share during the current year first quarter. By comparison, 108,646 shares were repurchased for $2.3 million or $20.64 per share during the first quarter of last year. This increase in share repurchase activity was the result of a capital structure plan approved by our Board of Directors and announced in January 2004, which provided for an additional share repurchase authorization of $100 million. We currently have approximately $52.2 million in share repurchase authorization available and plan to continue this approximate level of repurchase activity in the second quarter of fiscal 2005.

Also included in financing cash outflows were dividends payments of $5.2 million in the first quarter versus $2.6 million in the prior year. This increase was the result of a 100% increase in our quarterly dividend rate to $0.0725 per share, as announced in April 2004. Partially offsetting the effects of the share repurchases and dividend payments during the first quarter was cash received, from the issuance of 654,003 shares related to stock-based benefit programs, of approximately $11.8 million, net of $0.8 million tax effect. This represents a rise in activity compared to 176,859 shares issued in the previous year first quarter for approximately $2.0 million, net of $0.4 million tax effect.

Interest-bearing debt at the end of the first quarter increased $0.4 million from $207.2 million at the end of fiscal 2004. This increase was primarily attributed to a rise in the fair value of interest rate swap arrangements since year-end. The combined fair value of the interest rate swap arrangements as disclosed in Note 14, was a positive $0.6 million addition to debt at the end of the first quarter. This compares to a $1.3 million reduction to debt at the end of fiscal 2004. Partially offsetting this increase during the current year first quarter, was the payment of a $1.5 million note payable associated with one of the VIEs consolidated under FIN 46(R) as described in Note 18. Our next scheduled debt repayment is for $13.0 million on our private placement notes and is expected to be made in fourth quarter of fiscal 2005.

Our unsecured revolving credit facility provides for borrowings of up to $200 million. The only usage against this facility at the end of the quarter represented outstanding standby letters of credit totaling $13.8 million. The provisions of our private placement notes and unsecured credit facility require that we adhere to certain covenant restrictions and maintain certain performance ratios. We were in compliance with all such restrictions and performance ratios again this quarter and expect to remain in compliance in the foreseeable future.

We believe cash on hand, cash generated from operations, and our credit facilities will provide adequate liquidity to fund near term and future business operations and capital needs.

Contractual Obligations

Contractual obligations associated with our ongoing business and financing activities will result in cash payments in future periods. A table summarizing the amounts and estimated timing of these future cash payments is provided in the company’s 10-K report for the year ended May 29, 2004. During the first three months of fiscal 2005, there were no material changes outside the ordinary course of business in the company’s contractual obligations or the estimated timing of the future cash payments.

Off-Balance Sheet Arrangements

Guarantees
We provide certain guarantees to third parties under various arrangements in the form of product warranties, loan guarantees, standby letters of credit, lease guarantees, performance bonds, and indemnification provisions. These arrangements are accounted for and disclosed in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others” as described in Note 15 of the condensed consolidated financial statements.

Variable Interest Entities
On occasion, we provide financial support to certain dealers in the form of term loans, lines of credit, and/or loan guarantees. At August 28, 2004, we were considered the primary beneficiary of one such relationship due to the nature of our variable interests in the entity as further discussed in Note 18 of the condensed consolidated financial statements. In addition, we also hold variable interests in other dealerships where we are not the primary beneficiary. The risks and rewards associated with our interests in these other dealerships are primarily limited to our outstanding loans and guarantee amounts. At August 28, 2004, the company’s maximum exposure to potential losses related to financing provided to such entities in the form of term loans and/or lines of credit totaled $3.7 million. Information on our exposure related to outstanding loan guarantees provided to such entities is included in Note 15 of the condensed consolidated financial statements.

Critical Accounting Policies

We strive to report our financial results clearly and understandably. We follow accounting principles generally accepted in the United States in preparing our consolidated financial statements, which require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. A summary of our more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the company’s 10-K report for the year ended May 29, 2004. During the first three months of fiscal 2005, there was no material change in the accounting estimates and assumptions previously disclosed.

New Accounting Standards

See Note 12 to the condensed consolidated financial statements.

Safe Harbor Provisions

Certain statements in this filing are not historical facts but are “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Furthermore, Herman Miller, Inc., undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise. Forward-looking statements include, but are not limited to, statements concerning the outcome of GSA audits and non-compliance notifications, timing of economic or industry recovery, relative market share, dealer network health, supplier risk, future sales and earnings levels, future gross margin expectations (including future costs of direct materials), future operating expense ratios and amounts, future cash flows, future share repurchases, future capital expenditures, future tax rates, and future pension funding and related asset performance.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

During the first three months of fiscal 2005, there was no material change in foreign exchange risk or material impact of interest rates.

Item 4: Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. The company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of August 28, 2004, have concluded that as of that date, the company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the company would be made known to them by others within the company.
(b)	Changes in Internal Controls. There were no significant changes in the company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were required and none were taken.

HERMAN MILLER, INC.

PART II – OTHER INFORMATION

Item 1:	Legal Proceedings

Referred to in Note 15 of the Condensed Consolidated Financial Statements.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(C) Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during the first quarter ended August 28, 2004.

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs

5/30/04-6/26/04	--	--	--	$89,693,623
6/27/04-7/24/04	954,167	$27.63	954,167	$63,331,710
7/25/04-8/28/04	425,012	$26.29	425,012	$52,158,581

Total	1,379,179	$27.22	1,379,179	$52,158,581
(1) No shares were purchased outside of a publicly announced plan or program.

The company repurchases shares under a previously announced plan authorized by the Board of Directors as follows.

•	Plan announced on January 13, 2004, providing share repurchase authorization of $100,000,000 with no specified expiration date.

During the period covered by this report, the company did not sell any of its equity shares that were not issued under the Securities Act of 1933. No repurchase plans expired or were terminated during the first quarter, nor do any plans exist under which the company does not intend to make further purchases.

Item 5:	Other Items

During the quarter ended August 28, 2004, the company’s Audit Committee pre-approved the following fees for services to be provided during the fiscal year by Ernst & Young LLP, the company’s independent auditor:

Audit Fees	$65,000
Audit Related Fees	--
Tax Fees	$40,458
All Other Fees	--

Total	$105,458

Item 6:	Exhibits

The following exhibits (listed by number corresponding to the Exhibit table as Item 601 in Regulation S-K) are filed with this Report:

10.y Herman Miller, Inc., 1994 Non-Employee Officer and Director Stock Option Plan (as amended and restated through September 27, 2004)*

10.z Form of stock option agreement under the Herman Miller, Inc. 1994 Non-Employee Officer and Director Stock Option Plan*

10.aa Form of non-portable option agreement under the Herman Miller, Inc. Long Term Incentive Plan*

10.ab Form of portable stock option agreement under the Herman Miller, Inc. Long Term Incentive Plan*

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

* Denotes compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

October 6, 2004 October 6, 2004	HERMAN MILLER, INC. /s/ Brian C. Walker —————————————— Brian C. Walker Chief Executive Officer /s/ Elizabeth A. Nickels —————————————— Elizabeth A. Nickels Chief Financial Officer

EXHIBIT 10.y

HERMAN MILLER, INC.
1994 NONEMPLOYEE OFFICER AND DIRECTOR STOCK OPTION PLAN
(As Amended and Restated through September 27, 2004)

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

        2.        Effective Date and Term of the Plan. The Plan shall become effective upon its approval by the shareholders of the Company. Options may not be granted under the Plan after October 5, 2014; provided, however, that all options outstanding as of that date shall remain or become. exercisable pursuant to their terms and the terms of the Plan.

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

        4.        Participation. Subject to the limitations contained in this Section 4, officers and directors of the Company, who are neither contractual nor common law employees of the Company or any of its subsidiaries, shall be granted options to purchase shares of the Company’s common stock in accordance with the provisions of Section 7 of the Plan and consistent with the terms and conditions of the Plan. An optionee or Permitted Transferee (as defined in Subsection 7(f) of this Plan) may hold more than one option, but only on the terms and subject to the restrictions hereafter set forth. Subject to adjustments consistent with the provisions of Subsection 7(h), no one nonemployee officer or director may be granted options covering more than a total of fifteen percent (15%) of the common stock originally reserved for issuance under the Plan, as defined in Section 5, plus such increases therein as may from time to time be approved by the Company’s shareholders.

        5.        Stock Available for Options. Subject to the adjustments as promised in Subsection 7(h), the aggregate number of shares reserved for purposes of the Plan shall be 1,100,000 shares of the Company’s common stock, par value $.20 per share, either authorized and unissued shares or issued shares reacquired by the Company (the “Shares”). Determinations as to the number of Shares that remain available for issuance under the Plan shall be made in accordance with such rules and procedures as the Committee shall determine from time to time, which shall be consistent with the requirements of Rule 16b-3 of the Securities Exchange Act of 1934, as amended, and such interpretations thereof.

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

        (f)        Transferability of Options. The Committee may, in its discretion, authorize all or a portion of the options to be granted to an optionee to be on terms which permit transfer by such optionee to (i) the spouse, children or grandchildren of the optionee (“Immediate Family Members”), (ii) a trust or trusts for the exclusive benefit of the optionee and/or one or more of such Immediate Family Members, or (iii) a partnership or limited liability company in which the optionee and/or one or more of such Immediate Family. Members are the only partners or members (whereby the person or entities described in (i) through (iii) shall be referred to as “Permitted Transferees”), provided that (x) there may be no consideration for any such transfer (except for the receipt of an interest in a family partnership or limited liability company, (y) the stock option agreement pursuant to which such options are granted must be approved by the Committee, and must expressly provide for transferability in a manner consistent with this Subsection 7(f), and (z) subsequent transfers of transferred options shall be prohibited except those in accordance with Section 7(g). Following transfer, any such options shall continue to be subject to the same terms and conditions as were applicable immediately prior to transfer. The events of termination of service of Section 7(g) hereof and the tax withholding obligations of Section 10 shall continue to be applied with respect to the original optionee, following which the options shall be exercisable by the Permitted Transferee only to the extent, and for the periods specified at Section 7(g). The Company shall not be obligated to notify Permitted Transferees) of the expiration or termination of any option.

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

        (ii)        Termination of Service for Death. If an optionee ceases to be a nonemployee officer or director by reason of death, each option held by such optionee or Permitted Transferee shall, to the extent rights to purchase shares under the option have been accrued at the time of death and shall not have been fully exercised, be exercisable, in whole or in part, by the personal representative of the estate of the Optionee or Permitted Transferee or by any person or persons who have acquired the option directly from the optionee or Permitted Transferee by bequest or inheritance or written designation during the shorter of the following periods: (i) the term of the option, or (ii) a period of five (5) years from the death of such optionee. If an optionee dies during the extended exercise period following termination of service for retirement or disability specified in Subsection 7(g)(i) above, such option maybe exercised any time within the longer of such extended period or one (1) year after death, subject to the prior expiration of the term of the option.

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

If the Company shall be the surviving corporation in any merger or consolidation or if the Company is merged into a wholly-owned subsidiary solely for purposes of changing the Company’s state of incorporation, each outstanding option shall pertain to and apply to the securities to which a holder of the number of shares subject to the option would have been entitled. A dissolution or liquidation of the Company or a merger or consolidation in which the Company is not the surviving corporation, except as above provided, shall cause each outstanding option to terminate, provided, that each optionee or Permitted Transferee shall, in that event, have the right immediately prior to such dissolution or liquidation, or merger or consolidation in which the Company is not the surviving corporation, to exercise his or her option in whole or in part.

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

        (j)        Postponement of Delivery of Shares and Representations. The Company, in its discretion, may postpone the issuance and/or delivery of shares upon any exercise of an option until completion of the registration or other qualification of such shares under any state and/or federal law, rule or regulation as the Company may consider appropriate, and may require any person exercising an option to make such representations, including a representation that it is the optionee’s or Permitted Transferee’s intention to acquire shares for investment and not with a view to distribution thereof, and furnish such information as it may consider appropriate in connection with the issuance or delivery of the shares in compliance with applicable laws, rules, and regulations. In such event no shares shall be issued to such holder unless and until the Company is satisfied with the accuracy of any such representations.

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

CERTIFICATION

The restatement of this Plan, as amended, was duly adopted by the Board of Directors of the Company the 26th day of July, 2004.

/s/ James E. Christenson
———————————————
James E. Christenson, Secretary

EXHIBIT 10.z

HERMAN MILLER, INC. LONG-TERM INCENTIVE PLAN
STOCK OPTION AGREEMENT

OPTION AGREEMENT made on DAY of MONTH, YEAR, between HERMAN MILLER, INC. (the “Company”) and NAME, a nonemployee director or officer of the Company (the “Optionee”), pursuant to the Herman Miller, Inc. 1994 Nonemployee Officer and Director Stock Option Plan (the “Plan”).

RECITALS:

        Optionee was granted an option to acquire shares of the Company’s stock under the terms and conditions of the Plan, and the parties agree to set forth their respective understanding with respect to such grant in writing.

        1.        Grant of Option. Pursuant to the Plan and the Original Option, the Company hereby grants to the Optionee the option to purchase #,### shares of the Company’s common stock, par value $.20 per share, on the terms and conditions herein set forth (the “Option”). This Option shall not be designated as an incentive stock option (“ISO”) for purposes of qualifying as such under the provisions of Section 422 of the Internal Revenue Code of 1986, as amended.

        2.        Purchase Price. The purchase price of the shares covered by this Option shall be $PRICE per share. The “Committee” (provided for in Article 3 of the Plan) has determined that such price represents one hundred percent (100%) of the fair market value of a share of the Company’s common stock on this date.

        3.        Term of Option. This Option shall expire on MONTH DAY, YEAR, subject to earlier termination as provided in subsequent paragraphs of this Agreement.

        4.        Optionee’s Agreement. In consideration of the granting of the Option, the Optionee agrees to continue to serve as an officer or director of the Company, as the case may be, for the lesser of a period of at least twelve (12) months from the date hereof, or the remainder of Optionee’s current term as an officer or director of the Company (the “Minimum Period”). In the event of the termination of Optionee’s services as an officer or director of the Company for any reason during the Minimum Period, this Option shall terminate, unless this Option becomes exercisable as provided in paragraph 8.

        5.        Exercise of Option. Except as provided in paragraph 8, this Option shall not be exercisable prior to the expiration of twelve (12) months from the date hereof. Thereafter, this Option may be exercised at any time during the term of this Option, by written notice to the Company. The notice shall state the number of shares with respect to which the Option is being exercised, shall be signed by the person exercising this Option, and shall be accompanied by payment of the full purchase price of the shares. This Option Agreement shall be submitted to the Company with the notice for purposes of recording the shares being purchased, if exercised in part, or for purposes of cancellation if all shares then subject to this Option are being purchased. In the event the Option shall be exercised pursuant to paragraph 7(b) hereof by any person other than the Optionee, such notice shall be accompanied by appropriate proof of the right of such person to exercise the Option. Payment of the purchase price shall be made by: (a) cash, check, bank draft, or money order, payable to the order of the Company; (b) the delivery by the Optionee of unencumbered shares of common stock of the Company, with a fair market value on the date of exercise equal to the total purchase price of the shares to be purchased, provided such shares are utilized as payment to acquire at least 100 shares; or (c) a combination of (a) and (b). Upon exercise of all or a portion of this Option, the Company shall issue to the Optionee a stock certificate representing the number of shares with respect to which this Option was exercised.

        6.        Transferability of Option. Except as provided below, this Option shall not be sold, transferred, assigned, pledged or hypothecated in any way, shall not be assignable by operation of law, and shall not be subject to execution, levy, attachment or similar process. Except as provided below, any attempted sale, transfer, assignment, pledge, hypothecation or other disposition of this Option contrary to the terms hereof, and any execution, levy, attachment or similar process upon the Option, shall be null and void and without effect. This Option may be transferred to (a) Optionee’s spouse, children or grandchildren (each an “Immediate Family Member”), (b) a trust or trusts for the exclusive benefit of the Optionee and/or one or more of such Immediate Family Members, or (c) a partnership or limited liability company in which the Optionee and/or one or more of such Immediate Family Members are the only partners or members. Each of the persons and entities listed above are referred to as a “Permitted Transferee.” Options may be transferred to a Permitted Transferee provided that there may be no consideration for the transfer. Following any transfer, this Option shall continue to be subject to the same terms and conditions immediately prior to transfer.

        7.        Termination of Service.

        (a)        Termination of Service for Reasons Other Than Death. In the event Optionee ceases to serve the Company as a nonemployee officer or director for any reason other than death, this Option shall, to the extent rights to purchase shares hereunder have accrued at the date of such termination and shall not have been fully exercised, be exercisable, in whole or in part, at any time within a period of five (5) years following cessation of Optionee’s service as a nonemployee officer or director of the Company, subject, however, to prior expiration of the term of this Option and any other limitations upon its exercise in effect at the date of exercise.

        (b)        Termination of Employment for Death. In the event of the Optionee’s death, this ‘Option shall, to the extent rights to purchase shares hereunder have accrued at the date of death and shall not have been fully exercised, be exercisable, in whole or in part, by the personal representative of the Optionee’s estate, by any person or persons who shall have acquired this Option directly from the Optionee by bequest or inheritance or a Permitted Transferee at any time during the shorter of the following periods: (i) the term of this Option, or (ii) at any time within five (5) years after the date of death, subject, however, in each case, to the prior expiration of the term of this Option and any other limitations on the exercise of this Option in effect at the date of exercise. If Optionee dies during the extended period of exercise following termination of service under paragraph 7(a) above, this Option may be exercised at any time within the longer of such extended period or one (1) year after the date of death, subject to the prior expiration of the term of this option.

        (c)        Termination of Option. If this Option is not exercised within whichever of the exercise periods specified in paragraph 7(a) or 7(c) is applicable, this Option shall terminate upon expiration of such exercise period.

        8.        Changes in Capital Structure. The number of shares covered by this Option, and the price per share, shall be proportionately adjusted for any increase or decrease in the number of issued shares of common stock of the Company resulting from any combination of shares or the payment of a stock dividend on the Company’s common stock or any other increase or decrease in the number of such shares effected without receipt of consideration by the Company.

If the Company shall be the surviving corporation in any merger or consolidation, or if the Company is merged into a wholly owned subsidiary solely for purposes of changing the Company’s state of incorporation, this Option shall pertain to and apply to the securities to which a holder of the same number of shares as are then subject to this Option would have been entitled. A dissolution or liquidation of the Company or a merger or consolidation in which the Company is not the surviving corporation, except as above provided, shall cause this Option to terminate, provided that the Optionee shall in such event have the right immediately prior to such dissolution or liquidation, or merger or consolidation in which the Company is not the surviving corporation, to exercise this Option in whole or in part.

In the event of a change in the common stock of the Company as presently constituted, which is limited to a change of all its authorized shares into the same number of shares with a different par value or without par value, the shares resulting from any such change shall be deemed to be the shares subject to this Option.

Except as expressly provided in this paragraph 8, the Optionee shall have no rights by reason of: (i) any subdivision or combination of shares of stock of any class; (ii) the payment of any stock dividend or any other increase or decrease in the number of shares of stock of any class; or (iii) any dissolution, liquidation, merger or consolidation or spinoff of assets or stock of another corporation. Except as provided in this paragraph 8, any issue by the Company of shares of stock of any class, or securities convertible into shares of stock of any class, shall not affect, and no adjustment by reason thereof shall be made with respect to, the number or price of shares of stock subject to this Option.

The grant of this Option shall not affect in any way the right or power of the Company to make adjustments, reclassifications, reorganizations or changes of its capital or business structure or to merge or to consolidate or to dissolve, liquidate or sell, or transfer all or any part of its business or assets.

        9.        Rights as a Shareholder. Neither the Optionee nor a transferee of this Option shall have any rights as a shareholder with respect to any shares covered hereby until Optionee shall have become the holder of record of such shares. No adjustment shall be made for dividends, distributions or other rights for which the record date is prior to the date on which Optionee shall have become the holder of record thereof, except as provided in paragraph 8 hereof.

        10.        Modification, Extension and Renewal. Subject to the terms and conditions and within the limitations of the Plan, the Committee, subject to approval of the Board of Directors, may modify or renew this Option, or accept its surrender (to the extent not theretofore exercised) and authorize the granting of a new option or options in substitution therefor (to the extent not theretofore exercised). Notwithstanding the foregoing, no modification shall, without the consent of the Optionee, alter or impair any rights or obligations hereunder.

        11.        Postponement of Delivery of Shares and Representations. The Company, in its discretion, may postpone the issuance and/or delivery of shares upon any exercise of this Option until completion of such stock exchange listing, or registration, or other qualification of such shares under any state and/or federal law, rule or regulation as the Company may consider appropriate, and may require any person exercising this Option to make such representations, including a representation that it is the Optionee’s intention to acquire shares for investment and not with a view to distribution thereof, and furnish such information as it may consider appropriate in connection with the issuance or delivery of the shares in compliance with applicable laws, rules and regulations. In such event, no shares shall be issued to such holder unless and until the Company is satisfied with the accuracy of any such representations.

        12.        Subject to Plan. This Option is subject to the terms and provisions of the Plan. If any inconsistency exists between the provisions of this Agreement and the Plan, the Plan shall govern.

IN WITNESS WHEREOF, this Stock Option Agreement has been executed the date first above written.

HERMAN MILLER, INC. By: —————————————— Elizabeth A. Nickels Its Chief Financial Officer

EXHIBIT 10.aa

HERMAN MILLER, INC. LONG-TERM INCENTIVE PLAN
STOCK OPTION AGREEMENT

        OPTION AGREEMENT made this DAY of MONTH, YEAR, between HERMAN MILLER, INC. (the “Company”) and NAME, an employee of the Company or one of its subsidiaries (the “Employee”), pursuant to the Herman Miller, Inc. Long-Term Incentive Plan (the “Plan”).

      IT IS AGREED AS FOLLOWS:

        1.        Grant of Option. Pursuant to the Plan and the Original Option, the Company hereby grants to the Employee the option to purchase #,### shares of the Company’s common stock, par value $.20 per share, on the terms and conditions herein set forth (the “Option”). This Option shall not be designated as an incentive stock option (“ISO”) for purposes of qualifying as such under the provisions of Section 422 of the Internal Revenue Code of 1986, as amended.

        2.        Purchase Price. The purchase price of the shares covered by this Option shall be $PRICE per share. The “Committee” (provided for in Article 3 of the Plan) has determined that such price represents one hundred percent (100%) of the fair market value of a share of the Company’s common stock on this date.

        3.        Term of Option. This Option shall expire on MONTH DAY, YEAR, subject to earlier termination as provided in subsequent paragraphs of this Agreement.

        4.        Employee’s Agreement. In consideration of the granting of the Option, the Employee agrees to remain in the employ of the Company for the lesser of a period of at least twelve (12) months from the date hereof, or a period commencing on the date hereof and ending upon the Employee’s Retirement (the “Minimum Employment Period”). Such employment, subject to the provisions of any written contract between the Company and the Employee, shall be at the pleasure of the Board of Directors, and this Option Agreement shall not impose on the Company any obligation to retain the Employee in its employ for any period. In the event of the termination of employment of the Employee for any reason during the Minimum Employment Period, this Option shall terminate, unless this Option becomes exercisable as provided in paragraph 9.

        5.        Exercise of Option. Except as provided in paragraph 9, this Option shall not be exercisable prior to the expiration of twelve (12) months from the date hereof. Thereafter, this Option may be exercised at any time during the term of this Option, by written notice to the Company. The notice shall state the number of shares with respect to which the Option is being exercised, shall be signed by the person exercising this Option, and shall be accompanied by payment of the full purchase price of the shares. This Option agreement shall be submitted to the Company with the notice for purposes of recording the shares being purchased, if exercised in part, or for purposes of cancellation if all shares then subject to this Option are being purchased. In the event this Option shall be exercised pursuant to paragraph 8(c) hereof by any person other than the Employee, such notice shall be accompanied by appropriate proof of the right of such person to exercise the Option. Payment of the purchase price shall be made by: (a) cash, check, bank draft, or money order, payable to the order of the Company; (b) the delivery by the Employee of unencumbered shares of common stock of the Company (including Restricted Stock, as defined in the Plan, provided that an equivalent number of shares issued upon exercise of such Restricted Stock shall be subject to the same restrictions and conditions during the remainder of the Restriction Period), with a fair market value on the date of exercise equal to the total purchase price of the shares to be purchased; (c) the reduction in the number of shares issuable upon exercise (based on the fair market value of the shares on the date of exercise); or (d) a combination of (a), (b), and (c). Upon exercise of all or a portion of this Option, the Company shall issue to the Employee a stock certificate representing the number of shares with respect to which this Option was exercised.

        6.        Tax Withholding. The exercise of this Option is subject to the satisfaction of withholding tax or other withholding liabilities, if any, under federal, state and local laws in connection with such exercise or the delivery or purchase of shares pursuant hereto. The exercise of this Option shall not be effective unless applicable withholding shall have been effected or obtained in the following manner or in any other manner acceptable to the Committee. Unless otherwise prohibited by the Committee, Optionee may satisfy any such withholding tax obligation by any of the following means or by a combination of such means: (a) tendering a cash payment; (b) authorizing the Company to withhold from the shares otherwise issuable to Optionee as a result of the exercise of this Option a number of shares having a fair market value as of the date that the amount of tax to be withheld is to be determined (“Tax Date”), which shall be the date of exercise of the Option, less than or equal to the amount of the withholding tax obligation; or (c) delivering to the Company unencumbered shares of the Company’s common stock owned by Optionee having a fair market value, as of the Tax Date, less than or equal to the amount of the withholding tax obligation.

        7.        Transferability of Option. This Option shall not be sold, transferred, assigned, pledged or hypothecated in any way, shall not be assignable by operation of law, and shall not be subject to execution, levy, attachment or similar process. Any attempted sale, transfer, assignment, pledge, hypothecation or other disposition of this Option contrary to the terms hereof, and any execution, levy, attachment or similar process upon the Option, shall be null and void and without effect.

        8.        Termination of Employment.

        (a)        Termination of Employment for Reasons Other Than Retirement, Disability or Death. In the event the Employee ceases to be employed by the Company for any reason other than Retirement or on account of Disability or death, this Option shall, to the extent rights to purchase shares hereunder have accrued at the date of such termination and shall not have been fully exercised, be exercisable, in whole or in part, at any time within a period of three (3) months following cessation of the Employee’s employment, subject, however, to prior expiration of the term of this Option and any other limitations upon its exercise in effect at the date of exercise.

        (b)        Termination of Employment for Retirement or Disability. In the event the Employee ceases to be employed by the Company by reason of Retirement or on account of Disability, this Option shall, to the extent rights to purchase shares hereunder have accrued at the date of such Retirement or Disability and have not been fully exercised, be exercisable, in whole or in part, at any time within the period of five (5) years following such termination of employment, subject, however, to prior expiration of the term of this Option and any other limitations upon its exercise in effect at the date of exercise. If the Employee dies after such Retirement or Disability, this Option shall be exercisable in accordance with paragraph 8(c) hereof.

        (c)        Termination of Employment for Death. In the event of the Employee’s death, this Option shall, to the extent rights to purchase shares hereunder have accrued at the date of death and shall not have been fully exercised, be exercisable, in whole or in part, by the personal representative of the Employee’s estate, by any person or persons who shall have acquired this Option directly from the Employee by bequest or inheritance at any time during the following periods: (i) if Employee dies while employed by the Company, at any time within five (5) years after the date of death, or (ii) if Employee dies during the extended exercise period following termination of employment specified in paragraph 8(b) above, at any time within the longer time of such extended period or one year after the date of death, subject, however, in each case, to the prior expiration of the term of this Option (which shall be the same as the Original Option) and any other limitations on the exercise of such Option in effect at the date of exercise.

        (d)        Termination of Option. If this Option is not exercised within whichever of the exercise periods specified in paragraph 8(a), 8(b) or 8(c) is applicable, this Option shall terminate upon expiration of such exercise period.

        9.        Changes in Capital Structure. The number of shares covered by this Option, and the price per share, shall be proportionately adjusted for any increase or decrease in the number of issued shares of common stock of the Company resulting from any combination of shares or the payment of a stock dividend on the Company’s common stock or any other increase or decrease in the number of such shares effected without receipt of consideration by the Company.

        If the Company shall be the surviving corporation in any merger or consolidation, or if the Company is merged into a wholly owned subsidiary solely for purposes of changing the Company’s state of incorporation, this Option shall pertain to and apply to the securities to which a holder of the same number of shares as are then subject to this Option would have been entitled. A dissolution or liquidation of the Company or a merger or consolidation in which the Company is not the surviving corporation, except as above provided, shall cause this Option to vest and become exercisable in accordance with the terms and provisions of the Plan.

        In the event of a change in the common stock of the Company as presently constituted, which is limited to a change of all its authorized shares into the same number of shares with a different par value or without par value, the shares resulting from any such change shall be deemed to be the shares subject to this Option.

        Except as expressly provided in this paragraph 9, the Employee shall have no rights by reason of: (i) any subdivision or combination of shares of stock of any class; (ii) the payment of any stock dividend or any other increase or decrease in the number of shares of stock of any class; or (iii) any dissolution, liquidation, merger or consolidation or spin-off of assets or stock of another corporation. Except as provided in this paragraph 9, any issue by the Company of shares of stock of any class, or securities convertible into shares of stock of any class, shall not affect, and no adjustment by reason thereof shall be made with respect to, the number or price of shares of stock subject to this Option.

        The grant of this Option shall not affect in any way the right or power of the Company to make adjustments, reclassifications, reorganizations or changes of its capital or business structure or to merge or to consolidate or to dissolve, liquidate or sell, or transfer all or any part of its business or assets.

        10.        Rights as a Shareholder. The Employee of this Option shall not have any rights as a shareholder with respect to any shares covered hereby until Employee shall have become the holder of record of such shares. No adjustment shall be made for dividends, distributions or other rights for which the record date is prior to the date on which Employee shall have become the holder of record thereof, except as provided in paragraph 9 hereof.

        11.        Modification, Extension and Renewal. Subject to the terms and conditions and within the limitations of the Plan, the Committee, subject to approval of the Board of Directors, may modify or renew this Option, or accept its surrender (to the extent not theretofore exercised) and authorize the granting of a new option or options in substitution therefor (to the extent not theretofore exercised). Notwithstanding the foregoing, no modification shall, without the consent of the Employee, alter or impair any rights or obligations hereunder.

        12.        Postponement of Delivery of Shares and Representations. The Company, in its discretion, may postpone the issuance and/or delivery of shares upon any exercise of this Option until completion of such stock exchange listing, or registration, or other qualification of such shares under any state and/or federal law, rule or regulation as the Company may consider appropriate, and may require any person exercising this Option to make such representations, including a representation that it is the Employee’s intention to acquire shares for investment and not with a view to distribution thereof, and furnish such information as it may consider appropriate in connection with the issuance or delivery of the shares in compliance with applicable laws, rules and regulations. In such event, no shares shall be issued to such holder unless and until the Company is satisfied with the accuracy of any such representations.

        13.        Subject to Plan. This Option is subject to the terms and provisions of the Plan. If any inconsistency exists between the provisions of this Agreement and the Plan, the Plan shall govern.

        IN WITNESS WHEREOF, this Stock Option Agreement has been executed the date first above written.

HERMAN MILLER, INC. By Elizabeth A. Nickels Its Chief Financial Officer EMPLOYEE

EXHIBIT 10.ab

HERMAN MILLER, INC. LONG-TERM INCENTIVE PLAN
STOCK OPTION AGREEMENT

        OPTION AGREEMENT made this DAY of MONTH, YEAR, between HERMAN MILLER, INC. (the “Company”) and NAME, an employee of the Company or one of its subsidiaries (the “Employee”), pursuant to the Herman Miller, Inc. Long-Term Incentive Plan (the “Plan”).

      IT IS AGREED AS FOLLOWS:

        1.        Grant of Option. Pursuant to the Plan and the Original Option, the Company hereby grants to the Employee the option to purchase #,### shares of the Company’s common stock, par value $.20 per share, on the terms and conditions herein set forth (the “Option”). This Option shall not be designated as an incentive stock option (“ISO”) for purposes of qualifying as such under the provisions of Section 422 of the Internal Revenue Code of 1986, as amended.

        2.        Purchase Price. The purchase price of the shares covered by this Option shall be $PRICE per share. The “Committee” (provided for in Article 3 of the Plan) has determined that such price represents one hundred percent (100%) of the fair market value of a share of the Company’s common stock on this date.

        3.        Term of Option. This Option shall expire on MONTH DAY, YEAR, subject to earlier termination as provided in subsequent paragraphs of this Agreement.

        4.        Employee’s Agreement. In consideration of the granting of the Option, the Employee agrees to remain in the employ of the Company for the lesser of a period of at least twelve (12) months from the date hereof, or a period commencing on the date hereof and ending upon the Employee’s Retirement (the “Minimum Employment Period”). Such employment, subject to the provisions of any written contract between the Company and the Employee, shall be at the pleasure of the Board of Directors, and this Option Agreement shall not impose on the Company any obligation to retain the Employee in its employ for any period. In the event of the termination of employment of the Employee for any reason during the Minimum Employment Period, this Option shall terminate, unless this Option becomes exercisable as provided in paragraph 9.

        5.        Exercise of Option. Except as provided in paragraph 9, this Option shall not be exercisable prior to the expiration of twelve (12) months from the date hereof. Thereafter, this Option may be exercised at any time during the term of this Option, by written notice to the Company. The notice shall state the number of shares with respect to which the Option is being exercised, shall be signed by the person exercising this Option, and shall be accompanied by payment of the full purchase price of the shares. This Option agreement shall be submitted to the Company with the notice for purposes of recording the shares being purchased, if exercised in part, or for purposes of cancellation if all shares then subject to this Option are being purchased. In the event this Option shall be exercised pursuant to paragraph 8(b) hereof by any person other than the Employee, such notice shall be accompanied by appropriate proof of the right of such person to exercise the Option. Payment of the purchase price shall be made by: (a) cash, check, bank draft, or money order, payable to the order of the Company; (b) the delivery by the Employee of unencumbered shares of common stock of the Company (including Restricted Stock, as defined in the Plan, provided that an equivalent number of shares issued upon exercise of such Restricted Stock shall be subject to the same restrictions and conditions during the remainder of the Restriction Period), with a fair market value on the date of exercise equal to the total purchase price of the shares to be purchased; (c) the reduction in the number of shares issuable upon exercise (based on the fair market value of the shares on the date of exercise); or (d) a combination of (a), (b), and (c). Upon exercise of all or a portion of this Option, the Company shall issue to the Employee a stock certificate representing the number of shares with respect to which this Option was exercised.

        6.        Tax Withholding. The exercise of this Option is subject to the satisfaction of withholding tax or other withholding liabilities, if any, under federal, state and local laws in connection with such exercise or the delivery or purchase of shares pursuant hereto. The exercise of this Option shall not be effective unless applicable withholding shall have been effected or obtained in the following manner or in any other manner acceptable to the Committee. Unless otherwise prohibited by the Committee, Optionee may satisfy any such withholding tax obligation by any of the following means or by a combination of such means: (a) tendering a cash payment; (b) authorizing the Company to withhold from the shares otherwise issuable to Optionee as a result of the exercise of this Option a number of shares having a fair market value as of the date that the amount of tax to be withheld is to be determined (“Tax Date”), which shall be the date of exercise of the Option, less than or equal to the amount of the withholding tax obligation; or (c) delivering to the Company unencumbered shares of the Company’s common stock owned by Optionee having a fair market value, as of the Tax Date, less than or equal to the amount of the withholding tax obligation.

        7.        Transferability of Option. This Option shall not be sold, transferred, assigned, pledged or hypothecated in any way, shall not be assignable by operation of law, and shall not be subject to execution, levy, attachment or similar process. Any attempted sale, transfer, assignment, pledge, hypothecation or other disposition of this Option contrary to the terms hereof, and any execution, levy, attachment or similar process upon the Option, shall be null and void and without effect.

        8.        Termination of Employment.

        (a)        Termination of Employment for Reasons Other Than Death. In the event the Employee ceases to be employed by the Company for any reason other than death, this Option, to the extent rights to purchase shares hereunder have accrued at the date of such termination and shall not have been fully exercised, shall be exercisable, in whole or in part, at any time prior to expiration of the term of this Option and subject to any other limitations upon its exercise in effect at the date of exercise.

        (b)        Termination of Employment for Death. In the event of the Employee’s death, this Option, to the extent rights to purchase shares hereunder have accrued at the date of death and shall not have been fully exercised, shall be exercisable, in whole or in part, by the personal representative of the Employee’s estate, by any person or persons who shall have acquired this Option directly from the Employee by bequest or inheritance if Employee dies prior to expiration of the term of this Option (which shall be the same as the Original Option) and subject to any other limitations on the exercise of such Option in effect at the date of exercise.

        (c)        Termination of Option. If this Option is not exercised within whichever of the exercise periods specified in paragraph 8(a) or 8(b) is applicable, this Option shall terminate upon expiration of such exercise period.

        9.        Changes in Capital Structure. The number of shares covered by this Option, and the price per share, shall be proportionately adjusted for any increase or decrease in the number of issued shares of common stock of the Company resulting from any combination of shares or the payment of a stock dividend on the Company’s common stock or any other increase or decrease in the number of such shares effected without receipt of consideration by the Company.

If the Company shall be the surviving corporation in any merger or consolidation, or if the Company is merged into a wholly owned subsidiary solely for purposes of changing the Company’s state of incorporation, this Option shall pertain to and apply to the securities to which a holder of the same number of shares as are then subject to this Option would have been entitled. A dissolution or liquidation of the Company or a merger or consolidation in which the Company is not the surviving corporation, except as above provided, shall cause this Option to vest and become exercisable in accordance with the terms and provisions of the Plan.

In the event of a change in the common stock of the Company as presently constituted, which is limited to a change of all its authorized shares into the same number of shares with a different par value or without par value, the shares resulting from any such change shall be deemed to be the shares subject to this Option.

        Except as expressly provided in this paragraph 9, the Employee shall have no rights by reason of: (i) any subdivision or combination of shares of stock of any class; (ii) the payment of any stock dividend or any other increase or decrease in the number of shares of stock of any class; or (iii) any dissolution, liquidation, merger or consolidation or spin-off of assets or stock of another corporation. Except as provided in this paragraph 9, any issue by the Company of shares of stock of any class, or securities convertible into shares of stock of any class, shall not affect, and no adjustment by reason thereof shall be made with respect to, the number or price of shares of stock subject to this Option.

        The grant of this Option shall not affect in any way the right or power of the Company to make adjustments, reclassifications, reorganizations or changes of its capital or business structure or to merge or to consolidate or to dissolve, liquidate or sell, or transfer all or any part of its business or assets.

        10.        Rights as a Shareholder. The Employee of this Option shall not have any rights as a shareholder with respect to any shares covered hereby until Employee shall have become the holder of record of such shares. No adjustment shall be made for dividends, distributions or other rights for which the record date is prior to the date on which Employee shall have become the holder of record thereof, except as provided in paragraph 9 hereof.

        11.        Modification, Extension and Renewal. Subject to the terms and conditions and within the limitations of the Plan, the Committee, subject to approval of the Board of Directors, may modify or renew this Option, or accept its surrender (to the extent not theretofore exercised) and authorize the granting of a new option or options in substitution therefor (to the extent not theretofore exercised). Notwithstanding the foregoing, no modification shall, without the consent of the Employee, alter or impair any rights or obligations hereunder.

        12.        Postponement of Delivery of Shares and Representations. The Company, in its discretion, may postpone the issuance and/or delivery of shares upon any exercise of this Option until completion of such stock exchange listing, or registration, or other qualification of such shares under any state and/or federal law, rule or regulation as the Company may consider appropriate, and may require any person exercising this Option to make such representations, including a representation that it is the Employee’s intention to acquire shares for investment and not with a view to distribution thereof, and furnish such information as it may consider appropriate in connection with the issuance or delivery of the shares in compliance with applicable laws, rules and regulations. In such event, no shares shall be issued to such holder unless and until the Company is satisfied with the accuracy of any such representations.

        13.        Subject to Plan. This Option is subject to the terms and provisions of the Plan. If any inconsistency exists between the provisions of this Agreement and the Plan, the Plan shall govern.

        IN WITNESS WHEREOF, this Stock Option Agreement has been executed the date first above written.

HERMAN MILLER, INC. By Elizabeth A. Nickels Its Chief Financial Officer

EXHIBIT 31.1

I, Brian C. Walker, certify that:

1.     I have reviewed this quarterly report on Form 10-Q for the period ended August 28, 2004, of Herman Miller, Inc;

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

Date: October 6, 2004

/s/ Brian C. Walker
———————————————
Brian C. Walker
Chief Executive Officer

EXHIBIT 31.2

I, Elizabeth A. Nickels, certify that:

1.     I have reviewed this quarterly report on Form 10-Q for the period ended August 28, 2004, of Herman Miller, Inc;

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

Date: October 6, 2004

/s/ Elizabeth A. Nickels
———————————————
Elizabeth A. Nickels
Chief Financial Officer

EXHIBIT 32.1

Certificate of the
Chief Executive Officer of
HERMAN MILLER, INC.

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.1350):

I, Brian C. Walker, Chief Executive Officer of Herman Miller, Inc., certify that to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

(1)	The quarterly report on Form 10-Q for the quarterly period ended August 28, 2004, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

(2)	The information contained in this quarterly report on Form 10-Q for the quarterly period ended August 28, 2004, fairly represents, in all material respects, the financial condition and results of operations of Herman Miller, Inc.

Date: October 6, 2004	HERMAN MILLER, INC. By: /s/ Brian C. Walker —————————————— Brian C. Walker Its: Chief Executive Officer

EXHIBIT 32.2

Certificate of the
Chief Financial Officer of
HERMAN MILLER, INC.

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.1350):

I, Elizabeth A. Nickels, Chief Financial Officer of Herman Miller, Inc., certify that to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

(1)	The quarterly report on Form 10-Q for the quarterly period ended August 28, 2004, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

(2)	The information contained in this quarterly report on Form 10-Q for the quarterly period ended August 28, 2004, fairly represents, in all material respects, the financial condition and results of operations of Herman Miller, Inc.

Date: October 6, 2004	HERMAN MILLER, INC. By: /s/ Elizabeth A. Nickels —————————————— Elizabeth A. Nickels Its: Chief Financial Officer