Form 10-Q
period 2004-11-27
MILLER HERMAN INC
filed 2005-01-05
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

X	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended November 27, 2004	Commission File No. 001-15141

HERMAN MILLER, INC.

A Michigan Corporation 855 East Main Avenue, Zeeland, MI 49464-0302	ID No. 38-0837640 Phone (616) 654 3000

Indicate by check mark whether the registrant

(1)	has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and

Yes [X]     No [__]

(2)	has been subject to such filing requirements for the past 90 days.

Yes [X]     No [__]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]     No [__]

Common Stock Outstanding at January 3, 2005 – 69,902,815 shares.

HERMAN MILLER, INC. FORM 10-Q
FOR THE QUARTER ENDED NOVEMBER 27, 2004
INDEX

Part I - Financial Information	Page No.

Item 1 Condensed Consolidated Balance Sheets -
November 27, 2004, and May 29, 2004	3

Condensed Consolidated Statements of Operations -
Three Months and Six Months Ended November 27, 2004,
and November 29, 2003	4

Condensed Consolidated Statements of Cash Flows -
Six Months ended November 27, 2004,
and November 29, 2003	5

Notes to Condensed Consolidated Financial Statements	6-18

Item 2 Management's Discussion and Analysis of
Financial Condition and Results of Operations	19-26

Item 3 Quantitative and Qualitative Disclosures About Market Risk	27

Item 4 Controls and Procedures	27

Part II - Other Information

Item 1 Legal Proceedings	28

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3 Defaults Upon Senior Securities - None

Item 4 Submission of Matters to a Vote of Security Holders	29

Item 5 Other Items	30

Item 6 Exhibits	30

Signatures	31

Exhibits	32-36

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

ASSETS	November 27, 2004 (Unaudited)	May 29, 2004 (Audited)	LIABILITIES & SHAREHOLDERS' EQUITY	November 27, 2004 (Unaudited)	May 29, 2004 (Audited)
Current Assets:			Current Liabilities:
Cash and cash equivalents	$146.3	$189.2	Unfunded checks	$6.2	$8.6
Short-term investments (Note 10)	13.2	10.7	Current portion of long-term debt	13.0	13.0
Accounts receivable, net	144.0	142.4	Notes payable (Note 18 and 19)	--	1.5
Inventories -			Accounts payable	86.8	90.4
Finished goods	22.2	16.4	Accrued liabilities (Note 15)	134.8	123.8
Work in process	15.1	10.5
Raw materials	11.5	11.2	Total current liabilities	240.8	237.3

Total inventories	48.8	38.1	Long-term Liabilities:
Prepaid expenses and other	45.6	50.2	Long-term Debt, less current portion (Note 14)	194.1	192.7
			Pension Benefits (Note 17)	20.2	43.2
Total current assets	397.9	430.6	Other Liabilities (Note 15)	46.1	46.9

Property and Equipment, at cost	699.8	700.1
Less - accumulated depreciation	503.4	491.6
			Shareholders' Equity:
Net property and equipment	196.4	208.5	Common stock $.20 par value (Note 5)	14.0	14.4
			Retained earnings	213.8	246.1
Other Assets:			Accumulated other comprehensive loss (Note 4)	(50.9)	(57.6)
Notes receivable, net	2.2	1.9	Key executive stock programs	(8.1)	(8.3)
Goodwill	39.1	39.1
Intangible assets, net (Note 13)	5.6	5.9	Total Shareholders' Equity	168.8	194.6
Other noncurrent assets	28.8	28.7

			Total Liabilities and
Total Assets	$670.0	$714.7	Shareholders' Equity	$670.0	$714.7

See accompanying notes to condensed consolidated financial statements

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended

	November 27, 2004	November 29, 2003	November 27, 2004	November 29, 2003

Net Sales	$368.4	$330.3	$725.7	$654.8

Cost of Sales	248.4	228.3	493.7	451.2

Gross Margin	120.0	102.0	232.0	203.6

Operating Expenses	94.8	80.8	183.4	166.3

Restructuring Expenses (Note 8)	0.1	4.4	0.6	8.3

Operating Earnings	25.1	16.8	48.0	29.0

Other Expenses (Income):
Interest Expense	3.5	3.7	6.7	7.6
Other, Net (Notes 3, 6, 10, and 18)	(1.5)	(1.2)	(3.0)	(2.6)

Earnings Before Income Taxes	23.1	14.3	44.3	24.0

Income Tax Expense (Note 16)	7.7	5.2	14.7	8.8

Net Earnings	$15.4	$9.1	$29.6	$15.2

Earnings Per Share - Basic (Note 7)	$.22	$.12	$.42	$.21

Earnings Per Share - Diluted (Note 7)	$.22	$.12	$.42	$.21

Dividends Per Share	$.0725	$.03625	$.1450	$.0725

See accompanying notes to condensed consolidated financial statements.

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS
(Dollars in Millions)
(Unaudited)

	Six Months Ended

	November 27, 2004	November 29, 2003

Cash Flows from Operating Activities:
Net earnings	$29.6	$15.2
Depreciation and amortization	23.5	30.7
Restructuring charges / (credits)	(0.6)	1.6
Changes in current assets and liabilities	1.0	(12.6)
Pension benefits	(23.7)	(0.1)
Other, net	2.4	4.2

Net Cash Provided by Operating Activities	32.2	39.0

Cash Flows from Investing Activities:
Notes receivable issued, net	(0.4)	(1.7)
Short-term investment purchases	(3.5)	(6.4)
Short-term investment sales	1.0	9.0
Capital expenditures	(11.1)	(14.8)
Proceeds from sale of fixed assets	0.2	6.3
Net cash paid for acquisitions (Note 6)	(0.7)	(0.2)
Other, net	(0.2)	(0.4)

Net Cash Used for Investing Activities	(14.7)	(8.2)

Cash Flows from Financing Activities:
Net short-term debt repayments (Note 18)	(1.5)	--
Net long-term debt repayments	--	(1.8)
Dividends paid	(10.4)	(5.3)
Common stock issued (Note 5)	14.3	7.0
Common stock repurchased and retired (Note 5)	(67.8)	(10.3)

Net Cash Used for Financing Activities	(65.4)	(10.4)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	5.0	1.4

Net Increase (Decrease) in Cash and Cash Equivalents	(42.9)	21.8

Cash and Cash Equivalents, Beginning of Period	$189.2	$185.5

Cash and Cash Equivalents, End of Period	$146.3	$207.3

See accompanying notes to condensed consolidated financial statements.

HERMAN MILLER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION
The condensed consolidated financial statements have been prepared by Herman Miller, Inc. (“the company”), without audit, in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Management believes that the disclosures made in this document are adequate so as not to make the information presented misleading. Operating results for the six-month period ended November 27, 2004, are not necessarily indicative of the results that may be expected for the year ending May 28, 2005. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company’s Form 10-K for the year ended May 29, 2004.

2. FISCAL YEAR
The company’s fiscal year ends on the Saturday closest to May 31. Fiscal 2005, the year ending May 28, 2005, will contain 52 weeks as did fiscal 2004, the year ended May 29, 2004. Both of the three-month periods ended November 27, 2004, and November 29, 2003, contained 13 weeks.

3. FOREIGN CURRENCY TRANSLATION
The functional currency for foreign subsidiaries is the local currency. The cumulative effects of translating the balance sheet accounts from the functional currency into the United States dollar at current exchange rates and revenue and expense accounts using average exchange rates for the period are included as a separate component of shareholders equity. Gains arising from remeasuring all foreign currency transactions into the appropriate functional currency, which were included in determining net earnings, were $0.4 million and $0.1 million for the three months ended November 27, 2004, and November 29, 2003, respectively. For the six months ended November 27, 2004, and November 29, 2003, the currency gain totaled $0.4 million for both respective periods.

4. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) consists of net earnings, foreign currency translation adjustments, minimum pension liability, and unrealized holding gains (losses) on “available-for-sale” securities. Comprehensive income was approximately $20.8 million and $13.6 million for the three months ended November 27, 2004, and November 29, 2003, respectively. For the six months ended November 27, 2004, and November 29, 2003, comprehensive income totaled $36.3 million and $16.9 million, respectively. The following presents the components of “Accumulated Other Comprehensive Income/(Loss)” for the period indicated.

(In Millions)	Foreign Currency Translation Adjustments	Minimum Pension Liability (net of tax)	Unrealized Holding Period Gains (Losses)	Total Accumulated Other Comprehensive Income (Loss)

Balance, May 29, 2004	$(7.9)	$(50.1)	$0.4	$(57.6)
Other comprehensive income
(loss) for the six months ended
November 27, 2004	7.0	(0.3)	--	6.7

Balance, November 27, 2004	$(0.9)	$(50.4)	$0.4	$(50.9)

5. COMMON STOCK AND EARNINGS PER SHARE
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS).

	Three Months Ended		Six Months Ended

	November 27, 2004	November 29, 2003	November 27, 2004	November 29, 2003

Numerators:
Numerator for both basic and diluted
EPS, net earnings (In Millions)	$15.4	$9.1	$29.6	$15.2

Denominators:
Denominator for basic EPS,
weighted-average common shares
outstanding	70,162,039	72,849,656	70,672,417	72,859,810

Potentially dilutive shares resulting
from stock plans	506,555	399,017	588,082	350,312

Denominator for diluted EPS	70,668,594	73,248,673	71,260,499	73,210,122

Certain exercisable stock options were not included in the computation of diluted EPS at November 27, 2004, and November 29, 2003, because the option prices were greater than the average market prices for the period. The number of stock options outstanding, which meet this criterion, and the range of exercise prices for the three months ended November 27, 2004, and November 29, 2003, were 3,591,832 at $24.55 — $32.50 and 3,807,233 at $24.20 — $32.50, respectively. For the six months ended November 27, 2004, and November 29, 2003, the number of stock options, which meet this criterion, and the range of exercise prices were 2,403,524 at $25.46 — $32.50 and 6,449,389 at $22.50 — $32.50, respectively.

Common stock activity for the three months ended November 27, 2004, and November 29, 2003, included the repurchase of approximately 1,257,194 shares for $30.3 million and 348,240 shares for $8.0 million in the respective periods. For the six months ended November 27, 2004, and November 29, 2003, common stock activity included the repurchase of approximately 2,636,373 shares for $67.8 million and 456,886 shares for $10.3 million, respectively. In addition, stock-based benefit program activity for the three months ended November 27, 2004, and November 29, 2003, resulted in the issuance of 113,919 shares for $2.5 million (net of $0.1 million tax effect) and 242,691 shares for $5.0 million (net of $0.2 million tax effect) in the respective periods. For the six months ended November 27, 2004, and November 29, 2003, stock-based benefit program activity resulted in the issuance of approximately 767,922 shares for $14.3 million (net of $0.9 million tax effect) and 419,550 shares for $7.0 million (net of $0.6 million tax effect), respectively.

6. ACQUISITIONS
During the first quarter of fiscal 2005, the company acquired certain assets and liabilities of Office Interiors, Inc., a contract furniture dealership primarily based in Oklahoma City, Oklahoma, for $0.7 million. This resulted in the recognition of a pre-tax gain of $0.4 million due to the reversal of a financial guarantee liability because the company was released from the guarantee by the third-party as result of this transaction. The gain is reflected in “Other Expenses (Income)” in the condensed consolidated statements of operations. If this purchase had been effective May 30, 2003, there would have been no material effect on the company’s consolidated financial statements for the first six months of fiscal year 2005 or 2004.

During the first quarter of fiscal 2004, the company acquired, for $0.2 million, an additional ownership interest in OP Spectrum LLP, a contract furniture dealership based in Philadelphia, Pennsylvania. As a result of this transaction, which increased the company’s ownership interest to 90%, the dealership’s balance sheet and results of operations were consolidated in the company’s fiscal 2004 financial statements since the date of acquisition. Prior to the transaction, the company’s investment in this dealership was accounted for under the equity method, with the company’s proportionate share of resulting gains or losses reported as a component of “Other Expenses (Income)” in the condensed consolidated statements of operations.

7. STOCK-BASED COMPENSATION
The company accounts for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Under this method, which during the quarter continued to be acceptable under Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement No. 123,” (SFAS 148), no compensation expense is recognized when stock options are granted to employees and directors at fair market value as of the grant date.

The following table illustrates the effect on net earnings and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) to stock-based employee compensation during the periods indicated with the Black-Scholes pricing model used for valuation of stock options.

(In Millions, Except Per Share Data)	Three Months Ended		Six Months Ended

	November 27, 2004	November 29, 2003	November 27, 2004	November 29, 2003

Net earnings, as reported	$15.4	$9.1	$29.6	$15.2

Less: Incremental stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	(1.7)	(2.6)	(3.4)	(5.2)

Pro forma net earnings	$13.7	$6.5	$26.2	$10.0

Total stock-based employee compensation
expense included in net earnings, as
reported, net of related tax effects	$0.3	$0.2	$0.5	$0.4

Earnings per share:
Basic, as reported	$0.22	$0.12	$0.42	$0.21
Basic, pro forma	$0.20	$0.09	$0.37	$0.14
Diluted, as reported	$0.22	$0.12	$0.42	$0.21
Diluted, pro forma	$0.19	$0.09	$0.37	$0.14

8. RESTRUCTURING CHARGES
The following is a summary of the restructuring activities for the six months ended November 27, 2004. It should be read in conjunction with the company’s Form 10-K for the year ended May 29, 2004, which provides a description of the specific actions taken since fiscal 2002. For purposes of this discussion, the restructuring actions taken since fiscal 2002 are referred to collectively as the “Plan.”

The following table presents the pre-tax restructuring charges / (credits), by category, recorded pursuant to the Plan.

(In Millions)	Three Months Ended		Six Months Ended

	November 27, 2004	November 29, 2003	November 27, 2004	November 29, 2003

Severance & Outplacement	$(0.2)	$2.3	$(0.2)	$5.5
Asset Impairment	--	(0.8)	--	(0.8)
Pension Related	0.2	--	0.6	--
Lease & Supplier Contract Terminations	--	1.3	--	1.2
Facility Exit Costs & Other	0.1	1.6	0.2	2.4

Total	$0.1	$4.4	$0.6	$8.3

The restructuring charges recognized during the quarter ended November 27, 2004, primarily related to the Canton consolidation. The charges resulted primarily from pension-related settlements, which are recognized as terminated employees withdraw their assets from the retirement plan, carrying costs associated with the Canton facility, and a net credit related to an adjustment of remaining employee severance accruals.

The majority of the restructuring charges recognized in the quarter ended November 29, 2003 related to the Canton consolidation. Expenses from this action included severance and outplacement benefits of $2.3 million and facility exit costs of $1.5 million. In addition, the company recognized charges of approximately $1.5 million in connection with the consolidation of the Holland, Michigan, Formcoat operation, related primarily to the termination of a facility lease and the relocation of equipment. Partially offsetting these expenses were net credits resulting principally from a gain on the sale of the Holland, Michigan, Chair Plant.

Approximately 2,100 employees, across a wide range of job classifications, have been terminated as a result of the Plan. This includes approximately 300 employees from the company’s international operations.

Asset impairment charges recorded in connection with the Plan have been accounted for in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” or SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, as applicable. The impairment charges in connection with the Plan were with respect to long-lived assets, including real estate, fixed assets and manufacturing equipment from the operations the company intends to transfer or discontinue. The assets were written-down to the lower of their carrying amounts or estimated fair values, less the disposition costs. Fair value estimates were determined by the company’s management, with the assistance of independent appraisers, and were based on estimated proceeds from sale.

During the second quarter of fiscal 2004, the company completed the sale of its Holland Michigan Chair Plant. The carrying values of the associated assets previously had been written down to an estimated fair value of $5.2 million. The company received net proceeds of approximately $6.0 million and, as a result, recorded a $0.8 million gain on the sale. This gain was recognized as a net reduction of restructuring expenses in the second quarter of fiscal 2004.

The company’s Canton, Georgia, facility, which was exited in fiscal 2004, remains listed for sale. As a consequence of the Plan, during the fourth quarter of fiscal 2003, this facility was written down to its expected fair value. The carrying value of $7.5 million remained classified under the caption “Net property and equipment” on the company’s condensed consolidated balance sheet as of the end of the second quarter of fiscal 2005.

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

(In Millions)	Severance & Outplacement Costs	Lease & Supplier Contract Terminations	Facility Exit Costs & Other	Total

Accrual Balance, May 29, 2004	$1.0	$1.0	$1.3	$3.3
Restructuring Charges	--	--	0.2	0.2
Adjustments	(0.2)	--	--	(0.2)
Cash Payments	(0.8)	(0.1)	(0.4)	(1.3)

Accrual Balance, November 27, 2004	$--	$0.9	$1.1	$2.0

9. SUPPLEMENTAL CASH FLOW INFORMATION
The company holds cash equivalents as part of its cash management function. Cash equivalents include money market funds, time deposit investments, and treasury bills with original maturities of less than three months at the time of purchase. All cash equivalents are high-credit quality financial instruments, and the amount of credit exposure to any one financial institution or instrument is limited.

Cash payments for income taxes and interest were as follows:

(In Millions)	Three Months Ended		Six Months Ended

	November 27, 2004	November 29, 2003	November 27, 2004	November 29, 2003

Income taxes paid, net	$3.4	$3.3	$1.8	$3.2
Interest paid	$9.0	$8.0	$9.2	$8.3

10. SHORT-TERM INVESTMENTS
The company maintains a portfolio of short-term investments comprised of investment grade fixed-income securities. These investments are held by the company’s wholly-owned insurance captive and are considered “available-for-sale” as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, they have been recorded at fair market value based on quoted market prices, with the resulting net unrealized holding gains or losses reflected as a component of comprehensive income/(loss) (see Note 4).

Net investment income recognized in the condensed consolidated statements of operations resulting from these investments totaled $0.1 million for both of the three month periods ended November 27, 2004, and November 29, 2003. For the six months ended November 27, 2004, and November 29, 2003, net investment income totaled $0.2 million for both respective periods.

The following is a summary of the carrying and market values of the company’s short-term investments as of November 27, 2004, and May 29, 2004.

(In Millions)	November 27, 2004

	Cost	Unrealized Gain	Unrealized Loss	Market Value

U.S. Government & Agency Debt Securities	$3.6	$--	$--	$3.6
Foreign Government Debt Securities	5.5	0.5	--	6.0
Corporate Bonds	3.7	--	(0.1)	3.6

Total	$12.8	$0.5	$(0.1)	$13.2

(In Millions)	May 29, 2004

	Cost	Unrealized Gain	Unrealized Loss	Market Value

Foreign Government Debt Securities	$5.5	$0.5	$--	$6.0
Corporate Bonds	4.8	--	(0.1)	4.7

Total	$10.3	$0.5	$(0.1)	$10.7

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

12. NEW ACCOUNTING STANDARDS
In May 2004, the FASB issued Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP 106-2), in response to the Act signed into law on December 8, 2003. The Act introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree healthcare plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The provisions of FSP 106-2 provide guidance on the accounting treatment and required disclosures relating to the effects of the Act. This guidance supersedes FASB Staff Position No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003". FSP 106-2 was effective for the first interim or annual period beginning after June 15, 2004. The company adopted FSP 106-2 at the beginning of the second quarter of fiscal 2005. Refer to Note 17, Employee Benefit Plans, for further discussion.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (SFAS 151). This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred in fiscal years beginning after June 15, 2005. As such, the company is required to adopt these provisions at the beginning of fiscal year 2007. The company is currently evaluating the impact of SFAS 151 on its consolidated financial statements.

In December 2004, the FASB issued a revision of SFAS No. 123, “Share-Based Payment” (SFAS 123(R)), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. This statement focuses primarily on transactions in which an entity obtains employee services in exchange for share-based payments. Under SFAS 123(R), a public entity generally is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with such cost recognized over the applicable vesting period. In addition, SFAS 123(R) requires an entity to provide certain disclosures in order to assist in understanding the nature of share-based payment transactions and the effects of those transactions on the financial statements. The provisions of SFAS 123(R) are required to be applied as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. As such, the company is required to adopt the provisions of SFAS 123(R) at the beginning of the second quarter of fiscal 2006. While the company currently discloses the pro-forma earnings effects of its stock-based awards (see Note 7), it is currently evaluating the impact the implementation guidance and revisions included in SFAS 123(R) will have on its consolidated financial statements.

13. OTHER INTANGIBLE ASSETS
Intangible assets are comprised of patents, trademarks, and intellectual property rights with a combined gross carrying value and accumulated amortization of $9.2 million and $3.6 million, respectively, as of November 27, 2004. As of May 29, 2004, these amounts totaled $11.0 million and $5.1 million, respectively. The company amortizes its intangible assets over periods ranging from 8 to 17 years.

Amortization expense related to intangible assets totaled approximately $0.5 million for each of the three month periods ended November 27, 2004, and November 29, 2003. For the six months ended November 27, 2004, and November 29, 2003, amortization expense related to intangible assets totaled approximately $0.7 million and $1.0 million, respectively.

Estimated amortization expense for intangible assets as of November 27, 2004, for each of the succeeding fiscal years is as follows.

(In Millions)
Remaining 2005	$0.5
2006	$0.9
2007	$0.9
2008	$0.9
2009	$0.9

14. INTEREST RATE SWAPS
In May 2002, the company entered into a fixed-to-floating interest rate swap agreement which expires March 6, 2006, effectively converting $40 million of fixed-rate private placement debt to a floating-rate basis. The fair value of this swap instrument as of November 27, 2004, was approximately $0.2 million. This amount is recorded in the November 27, 2004, condensed consolidated balance sheet as an addition to long-term debt and an offsetting addition to other noncurrent assets. As of November 27, 2004, the floating interest rate, which is based on the 90-day LIBOR, set in advance of each quarterly period, was approximately 4.2%.

In November 2003, the company entered into two additional fixed-to-floating interest rate swap agreements. One agreement which expires March 15, 2011, effectively converted $50 million of fixed-rate debt securities to a floating-rate basis. The fair value of this swap instrument as of November 27, 2004, was negligible. The second agreement which expires March 5, 2008, effectively converted $15 million of fixed-rate private placement debt to a floating-rate basis. The fair value of this swap instrument as of November 27, 2004, was approximately $(0.1) million. This amount is recorded in the November 27, 2004, condensed consolidated balance sheet as a reduction to long-term debt and an offsetting addition to other long-term liabilities. The floating interest rate for these two agreements is based on the six-month LIBOR, set in-arrears at the end of each semi-annual period. As of September 7, 2004 and September 15, 2004 (the most recent interest rate reset dates), the rates were 5.26% and 4.71%, respectively.

As of November 27, 2004, a total of $82.0 million of the company’s outstanding debt was effectively converted to a variable-rate basis as a result of these interest rate swap arrangements. These swaps are fair-value hedges and qualify for hedge-accounting treatment using the “short-cut” method under the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Under this accounting treatment, the change in the fair value of the interest rate swap is equal to the change in value of the related hedged debt and, as a result, there is no net effect on earnings. These agreements require the company to pay floating-rate interest payments in return for receiving fixed-rate interest payments that coincide with the semi-annual payments to the debt holders at the same rate. The counterparties to these swap instruments are large major financial institutions which the company believes are of high-quality creditworthiness. While the company may be exposed to potential losses due to the credit risk of non-performance by these counterparties, such losses are not anticipated. The swap arrangements resulted in the reduction to net interest expense of approximately $0.3 million and $0.2 million for the three months ended November 27, 2004, and November 29, 2003, respectively. For the six months ended November 27, 2004, and November 29, 2003, the reduction to net interest expense due to the swap arrangements totaled approximately $0.7 million and $0.4 million, respectively.

15. GUARANTEES, INDEMNIFICATIONS, AND CONTINGENCIES
Product Warranties
The company provides warranty coverage to the end-user for parts and labor on products sold. The standard length of warranty is 12 years; however, this varies depending on the product classification. The company does not sell or otherwise issue warranties or warranty extensions as stand-alone products. Reserves have been established for the various costs associated with the company’s warranty program. General warranty reserves are based on historical claims experience and other currently available information and are periodically adjusted for business levels and other factors. Specific reserves are established once an issue is identified with the amounts for such reserves based on the estimated cost to correct the problem. Changes in the warranty reserve for the stated periods were as follows.

(In Millions)	Three Months Ended		Six Months Ended

	November 27, 2004	November 29, 2003	November 27, 2004	November 29, 2003

Accrual Balance - beginning	$13.6	$17.1	$14.6	$17.8
Accrual for warranty matters	2.5	2.0	4.8	4.7
Settlements and adjustments	(3.0)	(2.9)	(6.3)	(6.3)

Accrual Balance - ending	$13.1	$16.2	$13.1	$16.2

Other Guarantees
The company has entered into separate agreements to guarantee the debt of two independent contract furniture dealerships. In accordance with the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others,” the company initially recorded an expense equal to the estimated fair values of these guarantees. The maximum financial exposure assumed by the company as a result of these arrangements totaled $0.7 million as of November 27, 2004. The guarantees are reflected under the caption “Other Liabilities” in the condensed consolidated balance sheet as of November 27, 2004, at $0.3 million, which approximates the original estimated fair values.

The company has entered into a standby letter of credit arrangement for purposes of guaranteeing the debt of an independent contract furniture dealership. At the point the company entered into the arrangement the estimated fair value of the guarantee, which equaled the maximum financial exposure assumed by the company, was recorded as an expense by the company in accordance with the provisions of FIN 45. As of November 27, 2004, this guarantee is reflected as a component of “Other Liabilities” in the condensed consolidated balance sheet at $0.1 million, which approximates the original estimated fair value. Additionally, in connection with the two separate dealership transactions that occurred during the first quarter of fiscal 2005, as described in Notes 6 and 18, the company was released from two standby letter of credit arrangements. This resulted in the recognition of pre-tax income totaling $0.4 million during the first quarter of this fiscal year, from the reversal of a liability which was previously recorded under FIN 45.

The company previously entered into an agreement to guarantee the contractual lease obligation of an independent contract furniture dealership. The lease term associated with this arrangement expires in November 2005. As of November 27, 2004, the remaining unpaid lease payments under this arrangement totaled approximately $0.3 million. In accordance with the provisions of FIN 45, no liability has been recorded, since the company entered into this arrangement prior to December 31, 2002. Additionally, in connection with a dealership transaction that occurred during the first quarter of fiscal 2005, as described in Note 18, the company was released from a guarantee of the dealership’s contractual lease obligation disclosed at May 29, 2004.

The company has also entered into agreements with third-party leasing companies to guarantee certain contractual lease terms, including lessee payment obligations and/or residual values of Herman Miller product. These guarantees expire at dates through March 2007. As of the end of the second quarter, the maximum financial exposure assumed by the Company in connection with these guarantees totaled approximately $2.9 million. Reserves related to these guarantees totaled approximately $0.6 million at November 27, 2004.

The company is periodically required to provide performance bonds in order to do business with certain customers. These arrangements are common and generally have terms ranging between one and three years. The bonds are required to provide assurances to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies, and the company is ultimately liable for claims that may occur against them. As of November 27, 2004, the company had a maximum financial exposure related to performance bonds totaling approximately $7.0 million. The company has had no history of claims nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company’s financial statements. Accordingly, no liability has been recorded.

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

The company has entered into standby letter of credit arrangements for the purpose of protecting various insurance companies against default on the payment of certain premiums and claims. A majority of these arrangements are related to the company’s wholly owned captive insurance company. As of November 27, 2004, the company had a maximum financial exposure from these insurance-related standby letters of credit totaling approximately $12.6 million. The company has had no history of claims nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company’s financial statements. Accordingly, no liability has been recorded.

Contingencies
The company leases a facility in the UK under an agreement that expires in June 2005. Under the terms of the lease, the company is required to perform the maintenance and repairs necessary to address the general dilapidation of the facility over the lease term. The ultimate cost of this provision to the company is dependent on a number of factors including, but not limited to, the future use of the facility by the lessor and whether the company chooses and is permitted to renew the lease term. The company has estimated the cost of these maintenance and repairs to be between $0 and $1 million, depending on the outcome of future plans and negotiations. Based on existing circumstances, it is considered probable that these costs will approximate $0.5 million. As a result, this amount has been recorded as a liability reflected under the caption “Other Liabilities” in the condensed consolidated balance sheets as of November 27, 2004, and May 29, 2004.

The company reversed an accrued legal liability in the second quarter of fiscal 2004 resulting in a $5.2 million pre-tax credit to “Operating Expenses” in the condensed consolidated statements of operations. The liability related to a lawsuit, involving one of the company’s wholly owned contract furniture dealerships, that was reversed based on a favorable legal judgment.

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

16. INCOME TAXES
The effective tax rate for the three months ended November 27, 2004, and November 29, 2003, was 33.4% and 36.5%, respectively. The current quarter effective rate was lower than the United States statutory rate of 35% primarily due to the finalization of the prior years IRS audit settlements.

On a year-to-date basis, the effective tax rate was 33.1% and 36.5% for the six months ended November 27, 2004, and November 29, 2003, respectively. In addition to the finalization of the IRS audit settlements in the second quarter, the year-to-date effective rate was also reduced by a VIE ownership transition in the first quarter of fiscal 2005, as disclosed in Note 18, which was not subject to tax due to the nature of the transaction.

17. EMPLOYEE BENEFIT PLANS
The following tables summarize the costs of the company’s employee pension and post-retirement plans for the periods indicated.

(In Millions)	Three Months Ended

	Pension Benefits			Post-Retirement Benefits

	November 27, 2004	November 27, 2003		November 27, 2004	November 27, 2003

Domestic:
Service cost	$2.0	$2.0		$--	$--
Interest cost	3.7	3.3		0.3	0.2
Expected return on plan assets	(5.5)	(5.1)		--	--
Net amortization (gain)/loss	(0.2)	(0.5)		0.1	0.1

Net periodic benefit cost (credit)	$--	$(0.	3)	$0.4	$0.3

International:
Service cost	$0.3	$0.4
Interest cost	0.7	0.5
Expected return on plan assets	(0.8)	(0.6)
Net amortization loss	0.1	0.1

Net periodic benefit cost	$0.3	$0.4

(In Millions)	Six Months Ended

	Pension Benefits		Post-Retirement Benefits

	November 27, 2004	November 27, 2003	November 27, 2004	November 27, 2003

Domestic:
Service cost	$3.9	$4.1	--	--
Interest cost	7.4	6.6	0.6	0.5
Expected return on plan assets	(11.2)	(10.2)	--	--
Net amortization (gain)/loss	(0.5)	(1.0)	0.2	0.2

Net periodic benefit cost (credit)	$(0.4)	$(0.5)	$0.8	$0.7

International:
Service cost	$0.7	$0.8
Interest cost	1.4	1.0
Expected return on plan assets	(1.7)	(1.2)
Net amortization loss	0.2	0.2

Net periodic benefit cost	$0.6	$0.8

In addition, the company also recognized pension settlements of $0.2 million associated with restructuring actions during the three months ended November 27, 2004, as further discussed in Note 8.

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

As mentioned in Note 12, New Accounting Standards, the company adopted FSP 106-2 effective August 29, 2004. While final regulations regarding the calculation of actuarial equivalency are still pending, based on current regulatory guidance it has been determined that the company’s retiree healthcare plan provides a benefit that is actuarially equivalent to that provided in Medicare Part D coverage. The company will continue to monitor and reassess this determination as regulations continue to evolve regarding actuarial equivalency.

In connection with the adoption of FSP 106-2, the plans’ accumulated postretirement benefit obligation (APBO) was remeasured as of August 29, 2004 to incorporate applicable effects of the Act since its date of enactment. As permitted under FSP 106-2, the company elected to apply the results of the remeasurement prospectively. As a result, the remeasurement reduced the APBO by $1.8 million for the subsidy related to benefits attributed to past service. This reduction in the APBO is accounted for as an actuarial experience gain. This gain has been included in the total unrecognized net actuarial loss for the plan and will be accounted for through amortization in future periods as a reduction of net periodic benefit cost. In addition, the following summarizes the effects of the subsidy on the remeasurement of net periodic postretirement benefit cost for the current period.

(In Millions)	Three Months Ended November 27, 2004

Amortization of the actuarial experience gain	$ 0.1
Reduction in service costs	--
Reduction in interest costs	--

Total reduction in net periodic benefit cost	$ 0.1

The next regularly scheduled measurement date is May 28, 2005, the last day of the fiscal year.

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

Due to the company’s history of providing on-going subordinated financial support to these dealerships, through consolidation the company absorbs all net losses of the VIEs in excess of the equity at the dealerships. The company recognizes net earnings of these VIEs only to the extent of recouping the company’s associated losses previously recognized. Earnings in excess of the company’s associated losses are attributed to equity owners of the dealerships and shown as minority interest on the company’s financial statements.

During the first quarter of fiscal 2005, a qualifying triggering event occurred with one of the VIEs which resulted in reconsideration under FIN 46(R). Based on this reconsideration, it was determined that the company is no longer considered the primary beneficiary. As such, the company recorded the ownership transition and ceased consolidation of the independent dealership in the first quarter of fiscal 2005. This resulted in a pre-tax gain of $0.5 million which is reflected in “Other Expenses (Income)” in the condensed consolidated statement of operations. In connection with this ownership transition the company incurred a $1.5 million cash outflow in the first quarter of fiscal 2005 related to the extinguishment of the outstanding bank debt of the VIE.

The consolidation of the remaining VIE increased net sales by $2.9 million and reduced net earnings by $0.3 million for the three months ended November 27, 2004. For the six months ended November 27, 2004, the consolidation of VIEs increased net sales by $5.4 million and reduced net earnings by $0.2 million, excluding the gain on the ownership transition in the first quarter of fiscal 2005. The corresponding impact on the company’s condensed consolidated balance sheet at November 27, 2004, was an increase in the company’s assets and liabilities of approximately $1.2 million and $1.3 million, respectively.

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

19. NOTES PAYABLE
During the second quarter of fiscal 2005, the company entered into a new revolving credit agreement. Under this agreement, which expires in October 2009, the company has available an unsecured revolving credit facility that provides for $150 million of borrowings. The agreement has an accordion feature enabling the credit facility to be increased by an additional $50 million, subject to customary conditions. The new credit agreement replaces the company’s previous $200 million bank facility that was scheduled to expire in April 2005. Outstanding borrowings under the new agreement bear interest at rates based on the prime rate, certificates of deposit, LIBOR, or negotiated rates as agreed upon by the company. Interest is payable periodically throughout the period a borrowing is outstanding. As of November 27, 2004, the only usage against the facility related to outstanding standby letters of credit totaling approximately $12.8 million.

20. REPORT OF MANAGEMENT
In the opinion of management, the accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position of the company as of November 27, 2004, and the results of its operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that affected the company’s financial condition, earnings, and cash flow during the periods included in the accompanying condensed consolidated financial statements.

Discussion of Current Business Conditions
Over the past year, a key theme of our quarterly business discussions has been the general improvement in market conditions and the resulting impact on our financial performance. Our second quarter results, which were highlighted by double-digit sales and earnings growth over the prior year, again support this message.

The macro-economic drivers of our industry have continued to move in a positive direction. In October, our industry trade association, The Business and Institutional Furniture Manufacturer’s Association (BIFMA), issued its revised forecast for calendar 2004 and 2005 U.S. office furniture shipments. Citing better than expected nonresidential construction activity, an improved outlook for corporate profits, and a strengthening trend in employment levels, the report concludes, “Office furniture consumption is decisively in recovery mode.”

Subsequent to the end of our second quarter, on December 8, 2004, President Bush signed into law the Consolidated Appropriations Bill. This was exciting news within our industry because the bill contains a provision which effectively puts an end to the furniture sourcing monopoly long enjoyed by Federal Prison Industries, Inc., in supplying office furniture to certain federal government agencies. With the passage of this legislation, we, along with the other participants within our industry, will now have an opportunity to compete fairly for these government contracts.

Equally encouraging as the recent economic trends and this favorable legislative development are the activity indicators specific to our business. New orders for the second quarter were up both on a sequential quarter and year-over-year basis. We ended the quarter with our highest level of backlog since April 2001. Potential project activity, as measured by the number of customer proposal requests, increased over the first quarter of this year. Additionally, customer visits to our West Michigan headquarters have continued at a strong pace.

To be sure, we were not without our challenges in the quarter. As expected, increased price discounting, combined with cost increases for materials, particularly steel, posed significant negative pressure on our profitability. Higher domestic price discounting in the second quarter as compared to a year ago reduced our consolidated gross margin by approximately $2.1 million. The increased market price of steel, which has become a much talked about issue within our industry in recent months, drove approximately $5 million in additional direct material expenses over the same period last year.

We will continue to utilize innovative product design and differentiation to provide more value to our customers to address these challenges. In doing so, we hope to demonstrate that price is but one of several important factors to consider in the buying decision. With this goal in mind, we incurred research and development expenses, exclusive of royalty payments to independent designers, of $8.3 million in the second quarter. This compares to $8.4 million in the same quarter last year. We also remain deeply committed to our lean manufacturing program, the Herman Miller Production System (HMPS), as a means of improving the efficiency of our manufacturing, assembly, and procurement processes.

In August of this year we announced a general price increase. This increase, which varied by product line and averaged approximately 4% of list price, was implemented in response to the rapid increase in steel and other costs. We began to realize the benefits of the price increase in the latter-half of the second quarter. In total, we estimate our second quarter net sales increased between $1 million and $2 million as a result of the price change. As we reported last quarter, we do not necessarily expect the benefits realized from the price increase alone will fully offset the negative effect of rising steel costs. However, we continue to believe that the price increase, combined with our HMPS initiatives, will cover a large portion of these costs.

Last quarter we reported that while the financial results of our domestic operations showed year-over-year growth, the recovery had been slower than we hoped. We were encouraged to see our domestic order levels accelerate during the second quarter, particularly in the latter half of the period. For the full quarter, domestic net sales improved 6.7% from the prior year, while new order growth in quarter was 6.9%. By comparison, BIFMA reported an estimated year-over-year increase in U.S. office furniture shipments of approximately 4.5% for the three-month period ended November 2004. For the same period, BIFMA estimates industry orders grew approximately 5.1%.

While this data suggests our growth rate is greater than that of the domestic industry as a whole, we believe it is difficult to draw conclusions about changes in relative market share based on short-term year-over-year comparisons. Instead, we remain consistent in our view that such conclusions may only be reached by comparing data over a period of several quarters.

Sales and orders at our international operations increased substantially from the prior year second quarter, making it a highlight for the period. The most significant year-over-year increase in sales came from our business in the United Kingdom, which is our largest operation outside the United States. In addition, our Canadian, South American, and Asia Pacific operations reported strong sales growth in the quarter.

Our near term expectation is that we will see a slowdown in our international net sales from the levels experienced in the past three quarters. This is based on the fact that much of the growth experienced in these periods resulted from large project wins, many of which are now completed. We believe, however, that we are well positioned to compete within our international markets in the future.

Looking forward, we expect consolidated sales for the third quarter of fiscal 2005 to be in the range of $355 million to $375 million. Earnings per share are expected to be in the range of $.18 and $.23.

Analysis of Second Quarter Results

The following table presents certain key highlights from the results of operations for the quarterly periods indicated.

In millions, except per share data	Three Months Ended

	November 27, 2004	November 29, 2003	Percent Change

Net Sales	$368.4	$330.3	11.5%
Gross Margin	120.0	102.0	17.6%
Operating Expenses	94.8	80.8	17.3%
Restructuring Expenses	0.1	4.4	(97.7%)
Operating Earnings	25.1	16.8	49.4%
Net Earnings	15.4	9.1	69.2%
Earnings per share - diluted	0.22	0.12	83.3%
Orders	390.3	357.8	9.1%
Backlog	$256.4	$215.7	18.9%

Consolidated Sales, Orders, and Backlog
Net sales and orders for the second quarter increased over the prior year period. This growth was seen across most areas of our business and was particularly strong at our international operations. Net sales and orders also improved on a sequential-quarter basis, with an increase of 3.1% and 2.1%, respectively, from the first quarter of fiscal 2005.

The consolidation of a variable interest entity (VIE) in connection with FIN 46(R) increased net sales and orders by approximately $2.9 million and $8.3 million in the second quarter, respectively. Refer to Note 18 for further discussion on the effect of this accounting standard, which was adopted at the end of last fiscal year.

The backlog of unfilled orders ended the quarter $40.7 million higher than the prior year level. Approximately $11.6 million of this increase was due to the VIE consolidation. Backlog was also up 9.3% in comparison to our first quarter level of $234.5 million. Government entity order activity, which typically increases during our second quarter due to the timing of the federal government fiscal year end, accounted for approximately $4.6 million of the sequential-period increase in backlog.

Domestic Operations
Domestic net sales for the second quarter, which totaled $301.2 million, increased 6.7% over the same period last year. This year-over-year growth was experienced across most of our domestic operations, though the increase was particularly strong at our Meridian, Herman Miller for the Home, and owned dealership businesses. Second quarter orders at our domestic operations totaled $324.8 million representing a 6.9% increase over the prior year. Sales and orders also improved from the first quarter of this year by 3.0% and 3.3%, respectively.

International Operations
Our second quarter international results showed significant improvement over the prior year. Net sales increased 40.3% to $67.2 million. New orders in the quarter of $65.4 million increased 21.6% from last year. As compared to the first quarter of this fiscal year, net sales in the second quarter increased approximately 3.5% while new orders declined approximately 3.5%.

The continued weakening of the U.S. dollar, particularly against the British Pound, has had an inflationary effect on our international net sales. In fact, we estimate the year-over-year change in exchange rates effectively increased the U.S. dollar value of our second quarter net sales by approximately $3.2 million.

Restructuring Activities
Pre-tax restructuring expenses recorded during the second quarter totaled $0.1 million as compared to $4.4 million a year ago. The expenses recognized during the current quarter related mainly to the previously announced relocation of our Canton, Georgia operation. The charges resulted primarily from pension-related settlements, which are recognized as terminated employees withdraw their assets from the retirement plan, carrying costs associated with the Canton facility, and a net credit related to the reduction of remaining employee severance accruals.

Restructuring charges in the prior year second quarter included Canton-related severance and outplacement benefits of $2.3 million and facility exit costs of $1.5 million. In addition, we recognized charges of approximately $1.5 million in connection with the consolidation of the Holland, Michigan Formcoat operation. Partially offsetting these expenses were net credits resulting principally from a gain on the sale of the Holland, Michigan Chair Plant.

We expect to recognize additional restructuring charges in the future as the final costs associated with our previous restructuring actions are incurred. We anticipate the remaining pre-tax restructuring charges, which relate mainly to employee pension benefits, to be in a range of $1.0 million to $2.0 million and expect to recognize the majority of these expenses by the end of fiscal 2005.

Our Canton facility, which was exited in fiscal 2004, remains listed for sale. We have an interested buyer, but have not yet reached a definitive agreement. Therefore, the carrying values of the Canton assets, which were previously reduced to their estimated fair market values totaling $7.5 million, remain classified as long-term under the balance sheet caption “Net property and equipment” at the end of the second quarter.

Financial Summary
The following table presents, for the periods indicated, the components of the company’s condensed consolidated statements of operations as a percentage of net sales.

	Three Months Ended		Six Months Ended

	November 27, 2004(1)	November 29, 2003(1)	November 27, 2004(1)	November 29, 2003(1)

Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	67.4	69.1	68.0	68.9

Gross Margin	32.6	30.9	32.0	31.1
Operating Expenses	25.7	24.5	25.3	25.4
Restructuring Expenses	--	1.3	0.1	1.3

Operating Margin (1)	6.8	5.1	6.6	4.4
Other Expense, net	0.5	0.8	0.5	0.8

Earnings Before Income Taxes	6.3	4.3	6.1	3.7
Income Tax Expense	2.1	1.6	2.0	1.3

Net Earnings	4.2%	2.8%	4.1%	2.3%

(1)Columns do not foot due to rounding

Consolidated Gross Margin
The 1.7 percentage point improvement in our second quarter gross margin over the prior year was driven largely by leverage gained from higher sales volume combined with the favorable initial impact of the August price increase. In fact, this improvement was achieved despite a significant increase in the cost of steel, higher levels of price discounting, and increased incentive compensation expenses as compared to the prior year quarter.

The competitive pricing environment continued to pressure gross margins during the quarter. Higher domestic discounting in the second quarter, as compared to a year ago, reduced our consolidated gross margin by approximately $2.1 million or 0.6% of net sales.

Direct material costs, as a percent of sales, increased in the second quarter over the prior year level. The year-over-year increase in the price of steel, which added approximately $5.0 million to our cost of sales in the period, was the primary contributor to this. Although it wasn’t until late in the second quarter that we began to realize the benefit of the price increase, it did serve to partially offset the impact of rising steel costs. We estimate the price increase benefited our second quarter net sales between $1 million and $2 million.

Direct labor expenses, as a percent of sales, were down significantly in comparison to the prior year second quarter. This year-over-year reduction is primarily attributed to efficiencies gained from the closure and relocation of the Canton operation, as well as our ongoing HMPS initiatives throughout the company.

Overhead expenses, as a percent of sales, were lower than the prior year due to the leverage gained from higher sales volume and cost reductions from the Canton consolidation. However, on a pure dollar basis, manufacturing overhead for the second quarter increased from the prior year due mainly to $1.9 million in higher current quarter incentive compensation expenses. Incentive compensation costs vary based upon the company’s financial performance.

Operating Expenses and Operating Earnings
Operating expenses in our second quarter were $14 million higher than the same period last year. A large portion of this expense increase was driven by the reversal of an accrued liability during the second quarter of last year. This accrual reversal, which had the effect of decreasing our prior year operating expenses by $5.2 million, resulted from a favorable judgment in a lawsuit related to one of our owned dealerships.

Another factor contributing to the year-over-year expense increase was the consolidation of dealership financial results in the current quarter, which were not included in the prior year. During the first quarter of this fiscal year, we acquired certain assets and liabilities of Office Interiors, Inc., a contract furniture dealership based in Oklahoma City, Oklahoma. The operations of this dealership are now being run by one of our existing owned dealers. Also in the first quarter of this year, we began consolidating the financial statements of a separate independent contract furniture dealer considered to be a VIE under FIN 46(R) as previously discussed. These two dealerships increased our total operating expenses by approximately $1.9 million over the prior year second quarter.

Incentive compensation costs increased our second quarter operating expenses by approximately $1.9 million over the same period last year. In addition, pension and medical benefit cost increases contributed significantly to the year-over-year increase. The remaining expense growth from the prior year quarter resulted principally from higher spending on brand and product marketing (including the bi-annual European industry trade show), the inflationary effect of foreign currency exchange rate changes, and volume-driven expenditures such as royalties and sales commissions.

The consolidation of the remaining VIE, in connection with FIN 46(R), decreased operating earnings by approximately $0.3 million in the second quarter.

Other Income/Expense, and Income Taxes
Net other expenses in the second quarter totaled $2.0 million compared to $2.5 million in the prior year. Interest expense in the current quarter was lower than last year due to lower debt levels and savings from our interest swap arrangements. Foreign currency transaction gains of $0.4 million in the quarter compared to $0.1 million last year. Also included in prior year net other expenses was a $0.2 million gain recognized on the sale of fixed assets.

Our effective tax rate for the second quarter was approximately 33.4% compared to 36.5% in the prior year. The current quarter effective rate was lower than what we had originally anticipated due primarily to the finalization of prior year IRS audits. We expect our effective tax rate for the rest of the fiscal year will approximate between 34% and 35%.

Financial Condition, Liquidity, and Capital Resources
The table below presents certain key cash flow and capital highlights for the periods indicated.

(In Millions)	Six Months Ended

	November 27, 2004	November 29, 2003

Cash and cash equivalents, end of period	$146.3	$207.3
Short term investments, end of period	13.2	8.6
Cash generated from operating activities	32.2	39.0
Cash used for investing activities	(14.7)	(8.2)
Cash used for financing activities	(65.4)	(10.4)
Restructuring-related cash outflows	(1.3)	(6.7)
Capital expenditures	(11.1)	(14.8)
Stock repurchased and retired	(67.8)	(10.3)
Interest-bearing debt, end of period	207.1	220.0
Available unsecured credit facility, end of period (1) (2)	$137.2	$186.3
(1) Amounts shown are net of outstanding letters of credit, which are applied against the company’s unsecured credit facility.
(2) During the second quarter of fiscal 2005, the company entered into a new revolving credit facility. This new agreement replaced a previously existing credit arrangement, which provided for a larger borrowing capacity.

Cash Flow – Operating Activities
We were especially pleased with our cash flow results during the first half of fiscal 2005. These results were particularly encouraging to us given that the $32.2 million generated from operating activities during this six-month period was net of a significant cash contribution to our employee retirement plans. The $6.8 million decline in operating cash flows from the prior year was driven primarily by a voluntary contribution of $23 million to our domestic pension plans made during the first quarter of this year. By comparison, we did not make a voluntary contribution in the first half of last fiscal year. The year-to-date increase in net earnings of $14.4 million partially offset the operating cash flow impact of the current year pension contribution. Additionally, on a comparative basis, favorable changes in working capital increased our current year cash flow by approximately $13.6 million over the prior year period. Restructuring payments included in our year-to-date operating cash flows totaled $1.3 million compared to $6.7 million in the prior year.

Cash flow from changes in working capital items improved over the prior year. Our inventory balances have increased since the beginning of the fiscal year due to the general growth in order rates as well as the seasonal impact of federal government purchase activity. This has, however, been largely offset by increased accrued liability balances related to income taxes and employee benefits. By comparison, during the first half of last fiscal year we had a significant cash use as a result of increases in inventory, some of which related to the build-up of safety stock in connection with our Canton restructuring initiative, and accounts receivable.

As always, we strive to maintain efficiencies and cost savings by minimizing the amount of inventory on-hand under HMPS. Accordingly, production is order-driven with raw materials purchased as needed to meet order demands. The standard lead-time for the majority of our products is 10 to 20 days. As a result, the velocity of our inventory turns is high. These combined factors could cause our inventory levels to appear relatively low in relation to sales volume.

Our collections of accounts receivable have continued to remain strong and we have seen an improvement in our overall aging as compared to a year ago. While our DSO in net inventory and receivables of 51.5 days increased slightly from the second quarter last year, this was due primarily to the consolidation of the VIE as previously discussed.

We currently anticipate making an additional $2 million voluntary contribution to our employee pension plans during the balance of fiscal 2005. This would make our total fiscal 2005 voluntary contributions approximately equal to those made during fiscal year 2004. In addition, future cash outflows resulting from our restructuring actions are expected to total between $1.5 million and $2.0 million, excluding potential future proceeds from the sale of our Canton facility. The majority of these future restructuring cash outflows are expected to be completed during fiscal 2005.

Cash Flow – Investing Activities
Capital expenditures accounted for the majority of the investing cash outflows for the first six months of the current and prior fiscal years. Also included in year-to-date investing activities were payments for acquisitions, which totaled $0.7 million in the first quarter of this year related to Office Interiors, Inc. and $0.2 million in the prior year first quarter related to OP Spectrum LLP. These acquisitions are discussed further in Note 6.

The prior year cash outflows from investing activities are net of proceeds received from the sale of the Holland, Michigan Chair Plant facility in connection with our restructuring plan. These proceeds totaled $6.0 million and were received in the second quarter of fiscal 2004.

At the end of the second quarter, we had outstanding commitments for future capital purchases of approximately $4.8 million. We expect full-year capital expenditures for fiscal 2005 to total between $30 million and $35 million. By comparison, fiscal year 2004 capital expenditures totaled $26.7 million.

Cash Flow – Financing Activities
Share repurchases have continued to be the most significant factor affecting the year-over-year comparison of financing outflows. Through the first half of fiscal 2005, we repurchased 2,636,373 shares for $67.8 million or $25.72 per share. By comparison, 456,886 shares were repurchased for $10.3 million or $22.53 per share during the first six months of last fiscal year. This increase in share repurchase activity was the result of a capital structure plan approved by our Board of Directors and announced in January 2004, which provided for an additional share repurchase authorization of $100 million. As of the end of the second quarter, we had approximately $21.9 million in share repurchase authorization available.

Dividend payments made in the first half of fiscal 2005 totaled $10.4 million compared to $5.3 million last year. The increase was the result of a 100% increase in our quarterly dividend rate to $0.0725 per share, as announced in April 2004. Partially offsetting the effects of our year-to-date share repurchases and dividend payments was cash received related to stock-based benefit plans. During the first six months of the fiscal year, we received approximately $14.3 million, net of $0.9 million tax, from the issuance of shares in connections with these plans. By comparison, we received approximately $7.0 million, net of $0.6 million tax, from the issuance of shares in the same period last year.

Interest-bearing debt at the end of the second quarter increased $1.4 million from $207.2 million at the end of fiscal 2004. This increase was primarily attributed to a rise in the fair value of interest rate swap arrangements since year-end. The combined fair value of the interest rate swap arrangements as disclosed in Note 14, was a positive $0.1 million addition to debt at the end of the second quarter. This compares to a $1.3 million reduction to debt at the end of fiscal 2004.

During the first quarter of this fiscal year, we paid off a $1.5 million notes payable balance associated with a VIE consolidated under FIN 46(R) as described in Note 18. Our next scheduled debt repayment is for $13.0 million on our private placement notes and is expected to be made in fourth quarter of this fiscal year.

On October 18, 2004, we entered into a new $150 million unsecured five-year revolving credit agreement.  The agreement has an accordion feature enabling the credit facility to be increased by an additional $50 million.  The new arrangement replaces our previous $200 million bank facility that was scheduled to expire in April 2005.  Outstanding borrowings under the new agreement incur interest at rates based on the prime rate, certificates of deposit, LIBOR, or negotiated rates. The only usage against this facility at the end of the second quarter represented outstanding standby letters of credit totaling $12.8 million. The provisions of our private placement notes and unsecured credit facility require that we adhere to certain covenant restrictions and maintain certain performance ratios. We were in compliance with all such restrictions and performance ratios again this quarter and expect to remain in compliance in the foreseeable future.

We believe cash on hand, cash generated from operations, and our borrowing capacity will provide adequate liquidity to fund near term and future business operations and capital needs.

Contractual Obligations

Contractual obligations associated with our ongoing business and financing activities will result in cash payments in future periods. A table summarizing the amounts and estimated timing of these future cash payments is provided in the company’s 10-K report for the year ended May 29, 2004. During the first six months of fiscal 2005, with the exception of the new revolving credit agreement, there were no material changes outside the ordinary course of business in the company’s contractual obligations or the estimated timing of the future cash payments.

Off-Balance Sheet Arrangements

Guarantees
We provide certain guarantees to third parties under various arrangements in the form of product warranties, loan guarantees, standby letters of credit, lease guarantees, performance bonds, and indemnification provisions. These arrangements are accounted for and/or disclosed in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others” as described in Note 15 of the condensed consolidated financial statements.

Variable Interest Entities
On occasion, we provide financial support to certain dealers in the form of term loans, lines of credit, and/or loan guarantees. At November 27, 2004, we were considered the primary beneficiary of one such relationship due to the nature of our variable interests in the entity as further discussed in Note 18 of the condensed consolidated financial statements. In addition, we also hold variable interests in other dealerships where we are not the primary beneficiary. The risks and rewards associated with our interests in these other dealerships are primarily limited to our outstanding loans and guarantee amounts. At November 27, 2004, the company’s maximum exposure to potential losses related to financing provided to such entities in the form of term loans and/or lines of credit totaled $3.7 million. Information on our exposure related to outstanding loan guarantees provided to such entities is included in Note 15 of the condensed consolidated financial statements.

Critical Accounting Policies

We strive to report our financial results clearly and understandably. We follow accounting principles generally accepted in the United States in preparing our consolidated financial statements, which require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. A summary of our more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the company’s 10-K report for the year ended May 29, 2004. During the first six months of fiscal 2005, there was no material change in the accounting estimates and assumptions previously disclosed.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

During the first six months of fiscal 2005, there was no material change in foreign exchange risk or material impact of interest rates.

Item 4: Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. The company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 27, 2004, have concluded that as of that date, the company’s disclosure controls and procedures were effective.
(b)	Changes in Internal Controls. There were no significant changes in the company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were required and none were taken.

HERMAN MILLER, INC.
PART II – OTHER INFORMATION

Item 1:	Legal Proceedings

Referred to in Note 15 of the Condensed Consolidated Financial Statements.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(C) Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during the second quarter ended November 27, 2004.

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs

8/29/04- 9/25/04	61,816	$25.09	61,816	$50,607,487

9/26/04- 10/23/04	772,036	$24.40	772,036	$31,773,042

10/24/04- 11/27/04	423,342	$23.36	423,342	$21,885,203

Total	1,257,194	$24.08	1,257,194	$21,885,203

(1) No shares were purchased outside of a publicly announced plan or program.

The company repurchases shares under a previously announced plan authorized by the Board of Directors as follows.
•	Plan announced on January 13, 2004, providing share repurchase authorization of $100,000,000 with no specified expiration date.

During the period covered by this report, the company did not sell any of its equity shares that were not issued under the Securities Act of 1933. No repurchase plans expired or were terminated during the second quarter of fiscal 2005, nor do any plans exist under which the company does not intend to make further purchases.

Item 4:	Submission of Matters to a Vote of Security Holders

The annual meeting of the shareholders of the Company was held on September 27, 2004 at which:

(a)	The following nominees were elected to serve three-year terms on the Company’s Board of Directors by the following votes:

	E. David Crockett	C. William Pollard	Dorothy A. Terrell	David O. Ulrich

For	56,056,491	56,043,172	56,504,069	57,324,169
Against	-	-	-	-
Withheld	2,956,598	2,969,917	2,509,020	1,688,920
Broker Non-Votes	-	-	-	-

The terms of office for incumbent Directors Mary Vermeer Andringa, Douglas D. French, J. Barry Griswell, Lord Brian Griffiths of Fforestfach, James R. Kackley, Thomas C. Pratt, Michael A. Volkema, and Brian C. Walker continued after the meeting.

(b)	The proposal to amend the Company’s 1994 Nonemployee Officer and Director Stock Option Plan was approved by the following votes:

Amend 1994 Stock Option Plan

For	46,444,382
Against	8,332,019
Withheld	570,782
Broker Non-Votes	3,665,906

(c)	The proposal to Approve the Herman Miller, Inc, Executive Incentive Cash Bonus Plan and Material Terms of the Company’s Performance-Based Compensation System was approved by the following votes:

Approve Cash Bonus Plan

For	52,561,510
Against	5,733,365
Withheld	718,214
Broker Non-Votes	-

(d)	Ernst & Young LLP was approved as the Company’s independent auditors for the fiscal year ended May 28, 2005, by the following votes:

Ratification of Independent Auditors

For	56,425,680
Against	2,561,642
Withheld	25,767
Broker Non-Votes	-

Item 5:	Other Items

During the quarter ended November 27, 2004, the company’s Audit Committee of the Board of Directors pre-approved audit fees of $1.0 million for services to be provided during the fiscal year by Ernst & Young LLP, the company’s independent auditor.

Item 6:	Exhibits

The following exhibits (listed by number corresponding to the Exhibit table as Item 601 in Regulation S-K) are filed with this Report:

10.ac Description of Performance Goals for Equity Grants Under the Herman Miller Long-Term Incentive Plan

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

31

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

Date: January 5, 2005 Date: January 5, 2005	HERMAN MILLER, INC. /s/ Brian C. Walker —————————————— Brian C. Walker Chief Executive Officer /s/ Elizabeth A. Nickels —————————————— Elizabeth A. Nickels Chief Financial Officer

EXHIBIT 10.ac

Description of Performance Goals for Equity Grants Under the Herman Miller Long-Term Incentive Plan

In fiscal years 2003 and 2004, the equity grants under the Herman Miller Long-Term Incentive Plan (Plan) were discretionary. Beginning in fiscal 2005, a target equity award will be established, in advance, for each participant in the Plan. Awards under the Plan may be comprised of a combination of stock options and restricted stock units. The award of restricted stock units will be determined based upon EVA performance and will range between 0.5 and 1.5 times the target amount.

EXHIBIT 31.1

I, Brian C. Walker, certify that:

1.     I have reviewed this quarterly report on Form 10-Q for the period ended November 27, 2004, of Herman Miller, Inc;

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

Date: January 5, 2005

/s/ Brian C. Walker
——————————————
Brian C. Walker
Chief Executive Officer

EXHIBIT 31.2

I, Elizabeth A. Nickels, certify that:

1.     I have reviewed this quarterly report on Form 10-Q for the period ended November 27, 2004, of Herman Miller, Inc;

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

Date: January 5, 2005

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
Chief Executive Officer of
HERMAN MILLER, INC.

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.1350):

I, Brian C. Walker, Chief Executive Officer of Herman Miller, Inc., certify that to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

(1)	The quarterly report on Form 10-Q for the quarterly period ended November 27, 2004, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

(2)	The information contained in this quarterly report on Form 10-Q for the quarterly period ended November 27, 2004, fairly represents, in all material respects, the financial condition and results of operations of Herman Miller, Inc.

Date: January 5, 2005	HERMAN MILLER, INC. By: /s/ Brian C. Walker —————————————— Brian C. Walker Its: Chief Executive Officer

EXHIBIT 32.2

Certificate of the
Chief Financial Officer of
HERMAN MILLER, INC.

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.1350):

I, Elizabeth A. Nickels, Chief Financial Officer of Herman Miller, Inc., certify that to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

(1)	The quarterly report on Form 10-Q for the quarterly period ended November 27, 2004, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

(2)	The information contained in this quarterly report on Form 10-Q for the quarterly period ended November 27, 2004, fairly represents, in all material respects, the financial condition and results of operations of Herman Miller, Inc.

Date: January 5, 2005	HERMAN MILLER, INC. By: /s/ Elizabeth A. Nickels —————————————— Elizabeth A. Nickels Its: Chief Financial Officer