Form 10-Q
period 2005-02-26
MILLER HERMAN INC
filed 2005-04-06
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

X	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended February 26, 2005	Commission File No. 001-15141

HERMAN MILLER, INC.

A Michigan Corporation 855 East Main Avenue, Zeeland, MI 49464-0302	ID No. 38-0837640 Phone (616) 654 3000

Indicate by check mark whether the registrant

        (1)        has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and

Yes [ X ] No [__]

        (2)        has been subject to such filing requirements for the past 90 days.

Yes [ X ] No [__]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [ X ] No [__]

Common Stock Outstanding at March 30, 2005 – 70,353,862 shares

HERMAN MILLER, INC. FORM 10-Q

FOR THE QUARTER ENDED FEBRUARY 26, 2005

INDEX

	Page No.
Part I - Financial Information

Item 1 Condensed Consolidated Balance Sheets -
February 26, 2005, and May 29, 2004	3

Condensed Consolidated Statements of Operations -
Three Months and Nine Months Ended February 26, 2005,
and February 28, 2004	4

Condensed Consolidated Statements of Cash Flows -
Nine Months Ended February 26, 2005,
and February 28, 2004	5

Notes to Condensed Consolidated Financial Statements	6-	20

Item 2 Management's Discussion and Analysis of
Financial Condition and Results of Operations	21	-29

Item 3 Quantitative and Qualitative Disclosures About Market Risk	30

Item 4 Controls and Procedures	30

Part II - Other Information

Item 1 Legal Proceedings	31

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3 Defaults Upon Senior Securities - None

Item 4 Submission of Matters to a Vote of Security Holders - None

Item 5 Other Items	32

Item 6 Exhibits	33

Signatures	33

Exhibits	34	-54

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	February 26, 2005	May 29, 2004		February 26, 2005	May 29, 2004

	(Unaudited)	(Audited)		(Unaudited)	(Audited)
ASSETS			LIABILITIES & SHAREHOLDERS' EQUITY
Current Assets:			Current Liabilities:
Cash and cash equivalents (Note 9)	$164.2	$189.2	Unfunded checks	$6.4	$8.6
Short-term investments (Note 10)	14.9	10.7	Current portion of long-term debt	13.0	13.0
Accounts receivable, net	152.3	142.4	Notes payable (Note 18 and 19)	--	1.5
Inventories -			Accounts payable	80.9	90.4
Finished goods	17.2	16.4	Accrued liabilities (Note 15)	158.2	123.8
Work in process	14.1	10.5
Raw materials	10.0	11.2	Total current liabilities	258.5	237.3

Total inventories	41.3	38.1
Prepaid expenses and other	50.7	50.2	Long-term Liabilities:
			Long-term Debt, less current portion (Note 14)	193.6	192.7
Total current assets	423.4	430.6	Pension Benefits (Note 17)	20.1	43.2
			Other Liabilities (Note 15)	45.5	46.9

			Total Liabilities	517.7	520.1
Property and Equipment, at cost	698.1	700.1
Less - accumulated depreciation	503.4	491.6	Minority Interest (Notes 6 and 18)	0.1	--

Net property and equipment	194.7	208.5	Shareholders' Equity:
			Common stock $.20 par value (Note 5)	14.0	14.4
Other Assets:			Retained earnings	220.6	246.1
Notes receivable, net	2.0	1.9	Accumulated other comprehensive loss (Note 4)	(51.4)	(57.6)
Goodwill	39.1	39.1	Key executive stock programs	(7.2)	(8.3)
Intangible assets, net (Note 13)	5.6	5.9
Other noncurrent assets	29.0	28.7	Total Shareholders' Equity	176.0	194.6

Total Assets	$693.8	$714.7	Total Liabilities and Shareholders' Equity	$693.8	$714.7

See accompanying notes to condensed consolidated financial statements

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended

	February 26, 2005	February 28, 2004	February 26, 2005	February 28, 2004

Net Sales	$382.4	$329.6	$1,108.1	$984.4

Cost of Sales	259.5	230.3	753.1	681.4

Gross Margin	122.9	99.3	355.0	303.0

Operating Expenses	93.7	84.8	277.1	251.1

Restructuring Expenses (Note 8)	0.3	1.1	0.9	9.4

Operating Earnings	28.9	13.4	77.0	42.5

Other Expenses (Income):
Interest Expense	3.5	3.2	10.2	10.9
Other, Net (Notes 3, 6, 10, and 18)	(0.8)	0.1	(3.7)	(2.5)

Earnings Before Income Taxes and
Minority Interest	26.2	10.1	70.5	34.1

Income Tax Expense (Note 16)	9.3	2.3	24.0	11.1

Minority Interest, net of income taxes
(Notes 6 and 18)	0.1	--	0.1	--

Net Earnings	$16.8	$7.8	$46.4	$23.0

Earnings Per Share - Basic (Note 7)	$.24	$.11	$.66	$.32

Earnings Per Share - Diluted (Note 7)	$.24	$.11	$.65	$.31

Dividends Per Share	$.0725	$.03625	$.2175	$.10875

See accompanying notes to condensed consolidated financial statements.

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS
(Dollars in Millions)
(Unaudited)

	Nine Months Ended

	February 26, 2005	February 28, 2004

Cash Flows from Operating Activities:
Net earnings	$46.4	$23.0
Depreciation and amortization	35.1	45.1
Restructuring charges / (credits)	(0.7)	(1.4)
Minority Interest	0.1	--
Changes in current assets and liabilities	14.1	3.0
Pension benefits	(23.9)	(25.4)
Other, net	1.6	1.9

Net Cash Provided by Operating Activities	72.7	46.2

Cash Flows from Investing Activities:
Notes receivable issued, net	--	(1.6)
Short-term investment purchases	(10.6)	(9.0)
Short-term investment sales	6.2	9.3
Capital expenditures	(21.1)	(19.4)
Proceeds from sale of fixed assets	0.3	6.5
Net cash paid for acquisitions (Note 6)	(0.7)	(0.2)
Other, net	(0.6)	(0.7)

Net Cash Used for Investing Activities	(26.5)	(15.1)

Cash Flows from Financing Activities:
Net short-term debt repayments (Note 18)	(1.5)	--
Net long-term debt repayments	--	(1.8)
Dividends paid	(15.4)	(7.9)
Common stock issued (Note 5)	31.6	11.4
Common stock repurchased and retired (Note 5)	(90.5)	(25.2)

Net Cash Used for Financing Activities	(75.8)	(23.5)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	4.6	4.1

Net Increase (Decrease) in Cash and Cash Equivalents	(25.0)	11.7

Cash and Cash Equivalents, Beginning of Period	$189.2	$185.5

Cash and Cash Equivalents, End of Period	$164.2	$197.2

See accompanying notes to condensed consolidated financial statements.

HERMAN MILLER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION
The condensed consolidated financial statements have been prepared by Herman Miller, Inc. (“the company”), without audit, in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Management believes that the disclosures made in this document are adequate so as not to make the information presented misleading. Operating results for the nine-month period ended February 26, 2005, are not necessarily indicative of the results that may be expected for the year ending May 28, 2005. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company’s Form 10-K for the year ended May 29, 2004.

2. FISCAL YEAR
The company’s fiscal year ends on the Saturday closest to May 31. Fiscal 2005, the year ending May 28, 2005, will contain 52 weeks as did fiscal 2004, the year ended May 29, 2004. Both of the three-month periods ended February 26, 2005, and February 28, 2004, contained 13 weeks.

3. FOREIGN CURRENCY TRANSLATION
The functional currency for foreign subsidiaries is the local currency. The cumulative effects of translating the balance sheet accounts from the functional currency into the United States dollar at current exchange rates and revenue and expense accounts using average exchange rates for the period are included as a separate component of shareholders equity. Gains (losses) arising from remeasuring all foreign currency transactions into the appropriate functional currency, which were included in determining net earnings, were $(0.2) million and $(1.0) million for the three months ended February 26, 2005, and February 28, 2004, respectively. For the nine months ended February 26, 2005, and February 28, 2004, the currency gain (loss) totaled $0.2 million and $(0.6) million, respectively.

4. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) consists of net earnings, foreign currency translation adjustments, minimum pension liability, and unrealized holding gains (losses) on “available-for-sale” securities. Comprehensive income was approximately $16.3 million and $11.3 million for the three months ended February 26, 2005, and February 28, 2004, respectively. For the nine months ended February 26, 2005, and February 28, 2004, comprehensive income totaled $52.6 million and $28.1 million, respectively. The following presents the components of “Accumulated Other Comprehensive Income/(Loss)” for the period indicated.

(In Millions)
	Foreign Currency Translation Adjustments	Minimum Pension Liability (net of tax)	Unrealized Holding Period Gains (Losses)	Total Accumulated Other Comprehensive Income (Loss)

Balance, May 29, 2004	$(7.9)	$(50.1)	$0.4	$(57.6)
Other comprehensive income
(loss) for the nine months
ended February 26, 2005	6.7	(0.4)	(0.1)	6.2

Balance, February 26, 2005	$(1.2)	$(50.5)	$0.3	$(51.4)

5. COMMON STOCK AND EARNINGS PER SHARE
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS).

	Three Months Ended		Nine Months Ended

	February 26, 2005	February 28, 2004	February 26, 2005	February 28, 2004

Numerators:
Numerator for both basic and diluted
EPS, net earnings (In Millions)	$16.8	$7.8	$46.4	$23.0

Denominators:
Denominator for basic EPS,
weighted-average common shares
outstanding	69,565,987	72,684,875	70,303,607	72,801,498

Potentially dilutive shares resulting
from stock plans	642,465	543,684	609,357	321,129

Denominator for diluted EPS	70,208,452	73,228,559	70,912,964	73,122,627

Certain exercisable stock options were not included in the computation of diluted EPS at February 26, 2005, and February 28, 2004, because the option prices were greater than the average market prices for the period. The number of stock options outstanding, which meet this criterion, and the range of exercise prices for the three months ended February 26, 2005, and February 28, 2004, were 1,712,032 at $26.75-$32.50 and 1,918,550 at $25.81-$32.50, respectively.

Common stock activity for the three months ended February 26, 2005, and February 28, 2004, included the repurchase of approximately 858,668 shares for $22.7 million and 608,239 shares for $14.9 million in the respective periods. For the nine months ended February 26, 2005, and February 28, 2004, common stock activity included the repurchase of approximately 3,495,041 shares for $90.5 million and 1,065,125 shares for $25.2 million, respectively. In addition, stock-based benefit program activity for the three months ended February 26, 2005, and February 28, 2004, resulted in the issuance of 734,488 shares for $17.3 million (net of $1.0 million tax effect) and 253,606 shares for $4.4 million (net of $0.7 million tax effect) in the respective periods. For the nine months ended February 26, 2005, and February 28, 2004, stock-based benefit program activity resulted in the issuance of approximately 1,502,410 shares for $31.6 million (net of $1.8 million tax effect) and 673,156 shares for $11.4 million (net of $1.3 million tax effect), respectively.

6. ACQUISITIONS
During the first quarter of fiscal 2005, the company acquired certain assets and liabilities of Office Interiors, Inc., a contract furniture dealership primarily based in Oklahoma City, Oklahoma, for $0.7 million. This resulted in the recognition of pre-tax income of $0.4 million due to the reversal of a financial guarantee liability because the company was released from the guarantee by the third-party as result of this transaction. The gain is reflected in “Other Expenses (Income)” in the condensed consolidated statements of operations. Refer to Note 15 for additional discussion related to this transaction. If this purchase had been effective May 30, 2003, there would have been no material effect on the company’s condensed consolidated financial statements for the periods presented.

During the first quarter of fiscal 2004, the company acquired, for $0.2 million, an additional ownership interest in OP Spectrum LLP, a contract furniture dealership based in Philadelphia, Pennsylvania. As a result of this transaction, which increased the company’s ownership interest to 90%, the dealership’s balance sheet and results of operations have been consolidated in the company’s financial statements since the date of acquisition. Prior to the transaction, the company’s investment in this dealership was accounted for under the equity method, with the company’s proportionate share of resulting gains or losses reported as a component of “Other Expenses (Income)” in the condensed consolidated statements of operations.

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

(In Millions, Except Per Share Data)	Three Months Ended		Nine Months Ended

	February 26, 2005	February 28, 2004	February 26, 2005	February 28, 2004

Net earnings, as reported	$16.8	$7.8	$46.4	$23.0

Less: Incremental stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	(1.5)	(2.6)	(4.9)	(7.8)

Pro forma net earnings	$15.3	$5.2	$41.5	$15.2

Total stock-based employee compensation
expense included in net earnings, as
reported, net of related tax effects	$0.3	$0.3	$0.8	$0.7

Earnings per share:
Basic, as reported	$0.24	$0.11	$0.66	$0.32
Basic, pro forma	$0.22	$0.07	$0.59	$0.21
Diluted, as reported	$0.24	$0.11	$0.65	$0.31
Diluted, pro forma	$0.22	$0.07	$0.59	$0.21

8. RESTRUCTURING CHARGES
The following is a summary of the restructuring activities for the nine months ended February 26, 2005. It should be read in conjunction with the company’s Form 10-K for the year ended May 29, 2004, which provides a description of the specific actions taken since fiscal 2002. For purposes of this discussion, the restructuring actions taken since fiscal 2002 are referred to collectively as the “Plan.”

The following table presents the pre-tax restructuring charges / (credits), by category, recorded pursuant to the Plan.

(In Millions)	Three Months Ended		Nine Months Ended

	February 26, 2005	February 28, 2004	February 26, 2005	February 28, 2004

Severance & Outplacement	$--	$0.9	$(0.2)	$6.4
Asset Impairment	--	--	--	(0.8)
Pension Related	0.1	(0.8)	0.7	(1.0)
Lease & Supplier Contract Terminations	--	--	--	1.2
Facility Exit Costs & Other	0.2	1.0	0.4	3.6

Total	$0.3	$1.1	$0.9	$9.4

The restructuring charges recognized during the quarter ended February 26, 2005, related to the Canton consolidation. The charges resulted mainly from building carrying costs on the Canton facility and pension-related settlements, which are recognized as terminated employees withdraw their assets from the retirement plan.

The restructuring charges recognized during the quarter ended February 28, 2004, also primarily related to the Canton consolidation. The facility exit costs for the quarter consisted mainly of costs associated with the relocation of people and equipment from Georgia to West Michigan, plus continued building carrying costs on the Canton facility. The credits associated with pension benefits were due to the timing of required recognition of curtailment and settlement gains / losses. The recognition of these gains and losses is dependent upon when the related employees are terminated as well as when the employees withdraw their assets from the retirement plan.

Approximately 2,100 employees, across a wide range of job classifications, have been terminated as a result of the Plan. This includes approximately 300 employees from the company’s international operations.

Asset impairment charges recorded in connection with the Plan have been accounted for in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” or SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, as applicable. The impairment charges in connection with the Plan were with respect to long-lived assets, including real estate, fixed assets and manufacturing equipment from operations that the company has exited, which the company has transferred or intends to sell. The assets were written-down to the lower of their carrying amounts or estimated fair values, less the disposition costs. Fair value estimates were determined by the company’s management, with the assistance of independent appraisers, and were based on estimated proceeds from sale.

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

The company’s Canton, Georgia, facility, which was exited in fiscal 2004, remains listed for sale. As a consequence of the Plan, during the fourth quarter of fiscal 2003, this facility was written down to its expected fair value. The carrying value of $7.5 million remained classified under the caption “Net property and equipment” on the company’s condensed consolidated balance sheet as of the end of the third quarter of fiscal 2005.

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

(In Millions)	Severance & Outplacement Costs	Lease & Supplier Contract Terminations	Facility Exit Costs & Other	Total

Accrual Balance, May 29, 2004	$1.0	$1.0	$1.3	$3.3
Restructuring Charges	--	--	0.4	0.4
Adjustments	(0.2)	--	--	(0.2)
Cash Payments	(0.8)	(0.1)	(0.8)	(1.7)

Accrual Balance, February 26, 2005	$--	$0.9	$0.9	$1.8

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

Cash payments (refunds) for income taxes and interest were as follows:

(In Millions)	Three Months Ended		Nine Months Ended

	February 26, 2005	February 28, 2004	February 26, 2005	February 28, 2004

Income taxes paid (refunded), net	$10.9	$(0.4)	$12.7	$2.9
Interest paid	$0.2	$0.3	$9.4	$8.6

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

Net investment income recognized in the condensed consolidated statements of operations resulting from these investments totaled $0.1 million and $0.2 million for the three month periods ended February 26, 2005, and February 28, 2004, respectively. For the nine months ended February 26, 2005, and February 28, 2004, net investment income totaled $0.3 million and $0.4 million, respectively.

The following is a summary of the carrying and market values of the company’s short-term investments as of February 26, 2005, and May 29, 2004.

(In Millions)	February 26, 2005

	Cost	Unrealized Gain	Unrealized Loss	Market Value

U.S. Government & Agency Debt Securities	$6.7	$--	$--	$6.7
Foreign Government Debt Securities	4.1	0.3	--	4.4
Corporate Bonds	2.1	--	--	2.1
Mortgage-Backed Securities	1.7	--	--	1.7

Total	$14.6	$0.3	$--	$14.9

(In Millions)	May 29, 2004

	Cost	Unrealized Gain	Unrealized Loss	Market Value

Foreign Government Debt Securities	$5.5	$0.5	$--	$6.0
Corporate Bonds	4.8	--	(0.1)	4.7

Total	$10.3	$0.5	$(0.1)	$10.7

11. OPERATING SEGMENTS
In accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” management evaluates the company as one reportable operating segment in the office furniture industry. The company is engaged worldwide in the design, manufacture, and sale of office furniture systems, products, and related services through its majority owned subsidiaries. Throughout the world the product offerings, the production processes, the methods of distribution, and the customers serviced are consistent. The company’s product offerings consist primarily of office furniture systems, seating, storage solutions, freestanding furniture, and casegoods. These product offerings are marketed, distributed, and managed primarily as a group of similar products on an overall portfolio basis. The accounting policies of the operating segment are the same as those described in the summary of significant accounting and reporting policies in the company’s 10-K report for the year ended May 29, 2004.

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (SFAS 151). This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred in fiscal years beginning after June 15, 2005. As such, the company is required to adopt these provisions at the beginning of fiscal year 2007. The company does not expect the adoption of SFAS 151 to have a material impact on its consolidated financial statements.

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29” (SFAS 153). This Statement amends APB 29, eliminating the exception to the fair-value principle for exchanges of “similar productive assets,” which had been accounted for based on the book value of the assets surrendered with no gain recognition. The general requirement under APB 29 that nonmonetary exchanges of assets be accounted for at fair value with gain or loss recognition was left intact, as long as the exchange has commercial substance and the fair value is determinable. The provisions of SFAS 153 should be applied prospectively, effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. As such, the company is required to adopt these provisions at the beginning of the second quarter of fiscal 2006. The company does not expect the adoption of SFAS 153 to have a material impact on its consolidated financial statements.

In December 2004, the FASB issued Staff Position No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP 109-1) and 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004". This guidance was issued in response to the American Jobs Creation Act of 2004 that was signed into law by the President on October 22, 2004. These new standards were effective upon issuance, during the third quarter of fiscal 2005. Refer to Note 16, Income Taxes, for further discussion.

In February 2005, the SEC Office of the Chief Accountant issued a letter to clarify the staff’s interpretation regarding the accounting for operating leases under generally accepted accounting principles. Issues covered in this clarification include the amortization of leasehold improvements, rent holidays, and landlord/tenant incentives. The SEC staff believes that its positions are based upon existing accounting literature, and as such, any registrants who determine their accounting for leases in prior periods to be in error should issue a restatement of results from the correction of any such errors, if deemed significant. The company has reevaluated its accounting for leases and determined that the impact of this clarification on its financial statements did not have a material impact on the company’s financial statements in the current quarter or prior periods. Refer to Note 11, Operating Leases, provided in the company’s 10-K report for the year ended May 29, 2004, for further information regarding the company’s leases.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143” (FIN 47). Under FIN 47, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Any uncertainty about the amount and/or timing of future settlement should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value. The provisions of FIN 47 are required to be applied no later than the end of fiscal years ending after December 15, 2005, although early adoption is encouraged. As such, the company is required to adopt FIN 47 by the end of fiscal 2006. The company is currently evaluating the impact of FIN 47 on its consolidated financial statements.

13. OTHER INTANGIBLE ASSETS
Intangible assets are comprised of patents, trademarks, and intellectual property rights with a combined gross carrying value and accumulated amortization of $9.4 million and $3.8 million, respectively, as of February 26, 2005. As of May 29, 2004, these amounts totaled $11.0 million and $5.1 million, respectively. The company amortizes its intangible assets over periods ranging from 8 to 17 years.

Amortization expense related to intangible assets totaled approximately $0.2 million for both of the three- month periods ended February 26, 2005, and February 28, 2004, respectively. For the nine months ended February 26, 2005, and February 28, 2004, amortization expense related to intangible assets totaled approximately $0.9 million and $1.1 million, respectively.

Estimated amortization expense for intangible assets as of February 26, 2005, for each of the succeeding fiscal years is as follows.

(In Millions)
Remaining 2005	$0.2
2006	$0.9
2007	$0.9
2008	$0.9
2009	$0.9

14. INTEREST RATE SWAPS
In May 2002, the company entered into a fixed-to-floating interest rate swap agreement which expires March 6, 2006, effectively converting $40 million of fixed-rate private placement debt to a floating-rate basis. The fair value of this swap instrument as of February 26, 2005, was approximately $0.1 million. This amount is recorded in the February 26, 2005, condensed consolidated balance sheet as an addition to long-term debt and an offsetting addition to other noncurrent assets. As of February 26, 2005, the floating interest rate, which is based on the 90-day LIBOR, set in advance of each quarterly period, was approximately 4.8%.

In November 2003, the company entered into two additional fixed-to-floating interest rate swap agreements. One agreement which expires March 15, 2011, effectively converted $50 million of fixed-rate debt securities to a floating-rate basis. The fair value of this swap instrument as of February 26, 2005, was $(0.3) million. The second agreement which expires March 5, 2008, effectively converted $15 million of fixed-rate private placement debt to a floating-rate basis. The fair value of this swap instrument as of February 26, 2005, was approximately $(0.2) million. These amounts are recorded in the February 26, 2005, condensed consolidated balance sheet as a reduction to long-term debt and an offsetting addition to other long-term liabilities. The floating interest rate for these two agreements is based on the six-month LIBOR, set in-arrears at the end of each semi-annual period. As of March 15, 2005, and March 7, 2005 (the most recent interest rate reset dates) the rates were approximately 5.9% and 6.5%, respectively.

As of February 26, 2005, a total of $82.0 million of the company’s outstanding debt was effectively converted to a variable-rate basis as a result of these interest rate swap arrangements. These swaps are fair-value hedges and qualify for hedge-accounting treatment using the “short-cut” method under the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Under this accounting treatment, the change in the fair value of the interest rate swap is equal to the change in value of the related hedged debt and, as a result, there is no net effect on earnings. These agreements require the company to pay floating-rate interest payments in return for receiving fixed-rate interest payments that coincide with the semi-annual payments to the debt holders at the same rate.

The counterparties to these swap instruments are large major financial institutions which the company believes are of high-quality creditworthiness. While the company may be exposed to potential losses due to the credit risk of non-performance by these counterparties, such losses are not anticipated. The swap arrangements resulted in the reduction to net interest expense of approximately $0.3 million and $0.7 million for the three months ended February 26, 2005, and February 28, 2004, respectively. For the nine months ended February 26, 2005, and February 28, 2004, the reduction to net interest expense due to the swap arrangements totaled approximately $1.0 million and $1.1 million, respectively.

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

(In Millions)	Three Months Ended		Nine Months Ended

	February 26, 2005	February 28, 2004	February 26, 2005	February 28, 2004

Accrual Balance - beginning	$13.1	$16.2	$14.6	$17.8
Accrual for warranty matters	1.8	2.4	6.6	7.1
Settlements and adjustments	(1.6)	(3.4)	(7.9)	(9.7)

Accrual Balance - ending	$13.3	$15.2	$13.3	$15.2

Other Guarantees
The company has entered into separate agreements to guarantee the debt of two independent contract furniture dealerships. In accordance with the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others” (FIN 45), the company initially recorded an expense equal to the estimated fair values of these guarantees. The maximum financial exposure assumed by the company as a result of these arrangements totaled $0.7 million as of February 26, 2005. The guarantees are reflected under the caption “Other Liabilities” in the condensed consolidated balance sheet as of February 26, 2005, at $0.4 million, which approximates the original estimated fair values.

The company has entered into a standby letter of credit arrangement for purposes of guaranteeing the debt of an independent contract furniture dealership. At the point the company entered into the arrangement the estimated fair value of the guarantee, which equaled the maximum financial exposure assumed by the company, was recorded as an expense by the company in accordance with the provisions of FIN 45. As of February 26, 2005, this guarantee is reflected as a component of “Other Liabilities” in the condensed consolidated balance sheet at $0.1 million, which approximates the original estimated fair value. Additionally, in connection with the two separate dealership transactions that occurred during the first quarter of fiscal 2005, as described in Notes 6 and 18, the company was released from two standby letter of credit arrangements. This resulted in the recognition of pre-tax income totaling $0.4 million during the first quarter of this fiscal year, from the reversal of a liability which was previously recorded under FIN 45.

The company previously entered into an agreement to guarantee the contractual lease obligation of an independent contract furniture dealership. The lease term associated with this arrangement expires in November 2005. As of February 26, 2005, the remaining unpaid lease payments under this arrangement totaled approximately $0.2 million. In accordance with the provisions of FIN 45, no liability has been recorded, since the company entered into this arrangement prior to December 31, 2002. Additionally, in connection with a dealership transaction that occurred during the first quarter of fiscal 2005, as described in Note 18, the company was released from a guarantee of the dealership’s contractual lease obligation disclosed at May 29, 2004.

The company has also entered into agreements with third-party leasing companies to guarantee certain contractual lease terms, including lessee payment obligations and/or residual values of Herman Miller product. These guarantees expire at dates through March 2007. As of the end of February 26, 2005, the maximum financial exposure assumed by the company in connection with these guarantees totaled approximately $2.8 million. As of February 26, 2005, these guarantees are reflected in “Other Liabilities” in the condensed consolidated balance sheet at $0.6 million, which approximates the estimated fair value.

The company is periodically required to provide performance bonds in order to do business with certain customers. These arrangements are common and generally have terms ranging between one and three years. The bonds are required to provide assurances to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies, and the company is ultimately liable for claims that may occur against them. As of February 26, 2005, the company had a maximum financial exposure related to performance bonds totaling approximately $6.3 million. The company has had no history of claims nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company’s financial statements. Accordingly, no liability has been recorded.

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

The company has entered into standby letter of credit arrangements for the purpose of protecting various insurance companies against default on the payment of certain premiums and claims. A majority of these arrangements are related to the company’s wholly owned captive insurance company. As of February 26, 2005, the company had a maximum financial exposure from these insurance-related standby letters of credit totaling approximately $12.6 million. The company has had no history of claims nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company’s financial statements. Accordingly, no liability has been recorded.

Contingencies
The company has received a subpoena from the New York Attorney General’s office requesting certain information relating to the minimum advertised price program maintained by the Herman Miller for the Home division. The company is cooperating with the New York Attorney General’s office in this matter. At this time, the company has no basis on which to estimate the operational or financial impact, if any, of this investigation.

The company leases a facility in the UK under an agreement that expires in January 2008. Under the terms of the lease, the company is required to perform the maintenance and repairs necessary to address the general dilapidation of the facility over the lease term. The ultimate cost of this provision to the company is dependent on a number of factors including, but not limited to, the future use of the facility by the lessor and whether the company chooses and is permitted to renew the lease term. The company has estimated the cost of these maintenance and repairs to be between $0 and $3 million, depending on the outcome of future plans and negotiations. Based on existing circumstances, it is considered probable that these costs will approximate $0.5 million. As a result, this amount has been recorded as a liability reflected under the caption “Other Liabilities” in the condensed consolidated balance sheets as of February 26, 2005.

The company reversed an accrued legal liability in the second quarter of fiscal 2004 resulting in a $5.2 million pre-tax credit to “Operating Expenses” in the condensed consolidated statements of operations. The liability arose from a trial court decision against the company, involving one of the company’s wholly owned contract furniture dealerships. That decision was reversed on appeal.

The company, for a number of years, has sold various products to the United States Government under General Services Administration (“GSA”) multiple award schedule contracts. Under the terms of these contracts, the GSA is permitted to audit the company’s compliance with the GSA contracts. The company has occasionally noted errors in complying with contract provisions. From time to time the company has notified the GSA of known instances of non-compliance (whether favorable or unfavorable to the GSA) once such circumstances are identified and investigated. The company does not believe that any of the errors brought to the GSA’s attention will adversely affect its relationship with the GSA. Currently there are no GSA audits either scheduled or in process. Refer to Note 21 for discussion of a settlement with the GSA dated subsequent to the end of the third quarter, which relates to previous audits of the 1988 to 1991 contract years. Management does not expect resolution of potential future audits to have a material adverse effect on the company’s consolidated financial statements.

The company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the company’s consolidated financial statements.

16. INCOME TAXES
The effective tax rate for the three months ended February 26, 2005, and February 28, 2004, was 35.4% and 22.9%, respectively. On a year-to-date basis, the effective tax rate was 34.0% and 32.5% for the nine months ended February 26, 2005, and February 28, 2004, respectively. The company’s United States federal statutory rate is 35.0%. The current year effective tax rate was below the statutory rate primarily as a result of the VIE ownership transition in the first quarter, as disclosed in Note 18, which was not subject to tax due to the nature of the transaction, and the finalization of prior years IRS audit settlements recorded in the second quarter. The prior year effective tax rate was below the statutory rate as a result of increased tax credits for fiscal 2003 and fiscal 2004, combined with favorable permanent book-to-tax differences from the filing of the tax return in February 2004. The decline in the effective tax rate in third quarter of fiscal 2004 resulted in a benefit of approximately $1.4 million or $0.02 per share.

As mentioned in Note 12, New Accounting Standards, FSP 109-1 and FSP 109-2 became effective in December 2004. This guidance was issued in response to the American Jobs Creation Act of 2004 that was signed into law by the President on October 22, 2004. This Act includes a tax deduction up to 9 percent (when fully phased-in) of the lesser of (a) “qualified production activities income,” as defined in the Act, or (b) taxable income (after the deduction for the utilization of any net operating loss carryforwards). According to FSP 109-1, this deduction should be accounted for as a special deduction, rather than a rate reduction, in accordance with Statement 109. The tax benefit of the special deduction is recognized under Statement 109 as it is earned, no earlier than the year it is reported on the tax return. As such, FSP 109-1 did not have an effect on the company’s consolidated financial statements at adoption; rather, the impact will begin to be reported in the first quarter of fiscal year 2006. The company is currently evaluating the impact FSP 109-1 will have on its consolidated financials statements.

The Act also provides for a special one-time tax deduction of 85 percent of certain foreign earnings that are repatriated (as defined in the Act) in either the company’s last tax year that began before the enactment date or the first tax year that begins during the one-year period beginning on the date of enactment. In the case of the company, the one-year period during which qualifying distributions can be made is either fiscal year 2005 or fiscal 2006. In order to qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by the company’s chief executive officer and approved by its board of directors. Certain other criteria in the Act must be satisfied as well. Once a decision is reached to remit foreign earnings, the impact must be recorded in the period in which the decision is made.

Under FSP 109-2, companies are granted additional time to determine whether any foreign earnings will be repatriated under the Act’s one-time deduction for repatriated earnings and to evaluate the impact on the consolidated financial statements. In addition, key elements of the repatriation provision are expected to be further clarified which could significantly affect the company’s evaluation of the effect of the Act on its plan for repatriation or reinvestment of foreign earnings. Until these key elements are clarified, the company has decided not to repatriate any foreign earnings under the Act’s one-time deduction. Upon the issuance of further regulatory guidance and passage of statutory technical corrections with respect to certain provisions in the Act, the company will re-evaluate its decision.

17. EMPLOYEE BENEFIT PLANS
The following tables summarize the costs of the company’s employee pension and post-retirement plans for the periods indicated.

(In Millions)	Three Months Ended

	Pension Benefits		Post-Retirement Benefits

	February 26, 2005	February 28, 2004	February 26, 2005	February 28, 2004

Domestic:
Service cost	$2.1	$2.1	$--	$--
Interest cost	3.7	3.3	0.2	0.2
Expected return on plan assets	(5.6)	(5.0)	--	--
Net amortization (gain)/loss	(0.3)	(0.6)	0.2	0.2

Net periodic benefit cost (credit)	$(0.1)	$(0.2)	$0.4	$0.4

International:
Service cost	$0.4	$0.5
Interest cost	0.7	0.7
Expected return on plan assets	(0.8)	(0.7)
Net amortization loss	--	--

Net periodic benefit cost	$0.3	$0.5

(In Millions)	Nine Months Ended

	Pension Benefits		Post-Retirement Benefits

	February 26, 2005	February 28, 2004	February 26, 2005	February 28, 2004

Domestic:
Service cost	$6.0	$6.2	$--	$--
Interest cost	11.1	9.9	0.8	0.7
Expected return on plan assets	(16.8)	(15.2)	--	--
Net amortization (gain)/loss	(0.8)	(1.6)	0.4	0.4

Net periodic benefit cost (credit)	$(0.5)	$(0.7)	$1.2	$1.1

International:
Service cost	$1.1	$1.3
Interest cost	2.1	1.7
Expected return on plan assets	(2.5)	(1.9)
Net amortization loss	0.2	0.2

Net periodic benefit cost	$0.9	$1.3

In addition, the company also recognized pension settlements of $0.1 million associated with restructuring actions during the three months ended February 26, 2005, as further discussed in Note 8.

In fiscal 2004, the company made total cash contributions of $28.3 million to its employee pension plans. In the first quarter of fiscal 2005, $23.0 million of voluntary contributions were made to the company’s domestic employee pension plans.

As mentioned in Note 12, New Accounting Standards, the company adopted FSP 106-2 effective August 29, 2004. At the time of adoption, final regulations regarding the calculation of actuarial equivalency were still pending. However, based on regulatory guidance available at adoption it was determined that the company’s retiree healthcare plan provides a benefit that is actuarially equivalent to that provided in Medicare Part D coverage.

As such, in connection with the adoption of FSP 106-2, the plans’ accumulated postretirement benefit obligation (APBO) was remeasured as of August 29, 2004 to incorporate applicable effects of the Act since its date of enactment. As reported in the second quarter of fiscal 2005, this remeasurement reduced the APBO by $1.8 million for the subsidy related to benefits attributed to past service. This reduction in the APBO was accounted for as an actuarial experience gain. As permitted under FSP 106-2, the company elected to apply the results of the remeasurement prospectively. As such, the gain has been included in the total unrecognized net actuarial loss for the plan and will be accounted for through amortization in future periods as a reduction of net periodic benefit cost.

On January 28, 2005, the final Medicare Part D Prescription Drug Rules were posted to the Federal Register. These final rules provide further guidance to determine actuarial equivalency and the expected subsidy. As a result of this change in regulation, the company reconsidered its determination of actuarial equivalency and the applicable effects on APBO during the third quarter of fiscal 2005. Based on the final rules, the company’s retiree healthcare plan is still considered actuarially equivalent. In addition, the remeasurement of the plans’ APBO as of August 29, 2004 was revised to incorporate applicable effects of the final rules, which resulted in an additional reduction of $1.6 million to the APBO. Similar to the remeasurement gain at adoption, in accordance with FSP 106-2, this reduction in the APBO was accounted for as an actuarial experience gain and will be recognized prospectively through net periodic benefit cost.

The following summarizes the effects of the subsidy on the remeasurement of net periodic postretirement benefit cost for the specified periods.

(In Millions)	Three Months Ended February 26, 2005	Nine Months Ended February 26, 2005

Amortization of the actuarial experience gain	$--	$0.1
Reduction in interest costs	0.1	0.1

Total reduction in net periodic benefit cost	$0.1	$0.2

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

Due to the company’s history of providing on-going subordinated financial support to these dealerships, through consolidation the company recognizes all net losses of the VIEs in excess of the equity at the dealerships. The company recognizes net earnings of these VIEs only to the extent of recouping the company’s associated losses previously recognized. Earnings in excess of the company’s associated losses are excluded from the company’s earnings and attributed to equity owners of the dealerships by recording such earnings as minority interest on the company’s financial statements. As of February 26, 2005, the minority interest in the VIE reflected in the condensed consolidated balance sheet totaled $0.1 million.

During the first quarter of fiscal 2005, a qualifying triggering event occurred with one of the VIEs which resulted in reconsideration under FIN 46(R). Based on this reconsideration, it was determined that the company is no longer considered the primary beneficiary. As such, the company recorded the ownership transition and ceased consolidation of the independent dealership in the first quarter of fiscal 2005. This resulted in a pre-tax gain of $0.5 million which is reflected in “Other Expenses (Income)” in the condensed consolidated statement of operations. In connection with this ownership transition the company incurred a $1.5 million cash outflow in the first quarter of fiscal 2005 related to the payment of the outstanding bank debt of the VIE.

The consolidation of the remaining VIE increased net sales by $5.7 million and net earnings by $0.3 million for the three months ended February 26, 2005. For the nine months ended February 26, 2005, the consolidation of VIEs increased net sales by $11.1 million and net earnings by $0.1 million, excluding the gain on the ownership transition in the first quarter of fiscal 2005. The corresponding impact on the company’s condensed consolidated balance sheet at February 26, 2005, was an increase in the company’s assets and liabilities of approximately $2.1 million and $1.7 million, respectively.

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

19. NOTES PAYABLE
During the second quarter of fiscal 2005, the company entered into a new revolving credit agreement. Under this agreement, which expires in October 2009, the company has available an unsecured revolving credit facility that provides for $150 million of borrowings. The agreement has an accordion feature enabling the credit facility to be increased by an additional $50 million, subject to customary conditions. The new credit agreement replaces the company’s previous $200 million bank facility that was scheduled to expire in April 2005. Outstanding borrowings under the new agreement bear interest at rates based on the prime, certificates of deposit, LIBOR, or negotiated rates as outlined in the agreement. Interest is payable periodically throughout the period a borrowing is outstanding. As February 26, 2005, the only usage against the facility related to outstanding standby letters of credit totaling approximately $12.8 million.

20. REPORT OF MANAGEMENT
In the opinion of management, the accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position of the company as of February 26, 2005, and the results of its operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

21. SUBSEQUENT EVENT
Subsequent to the end of the third quarter, the company reached a settlement with the GSA concerning the audit of the GSA multiple award schedule contract covering the period 1988 to 1991. The audit asserted that the company owed the government a refund under the contract. The terms of the settlement require the company to pay $0.5 million to the United States Government. This payment was made to the government during the fourth quarter of fiscal 2005. As of February 26, 2005, the company had recorded reserves related to all of its open contract years with the GSA, including the period covered by this settlement. Accordingly, the company will apply the amount paid to the United States Government under the settlement against these reserves in the fourth quarter. Additionally, in light of this settlement, the company is in the process of evaluating its reserves related to all other GSA contract years. The company believes the favorable impact on its fourth quarter pre-tax earnings resulting from reductions to its GSA contract audit reserves will range between $8 million and $13 million.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that affected the company’s financial condition, earnings, and cash flow during the periods included in the accompanying condensed consolidated financial statements.

Discussion of Current Business Conditions
The business growth we experienced during the first half of the fiscal year continued through the third quarter. We were especially pleased to see a significant increase in domestic net sales from the prior year period. Our international business again was a highlight with year-over-year sales growth in the double-digits for the fifth consecutive quarter. On a consolidated basis, net sales for the quarter of $382.4 million increased 16.0% over the prior year. This represents our highest level of quarterly sales since the second quarter of fiscal 2002.

The macro-economic indicators of our industry continue to show encouraging signs. Our industry trade organization, The Business and Institutional Furniture Manufacturer’s Association (BIFMA), issued a report in January 2005 indicating its expectation that the rate of domestic office furniture consumption will expand through calendar year 2005 and into 2006. The report cited positive service sector employment levels and an expectation of lower oil prices, the weak U.S. dollar, and growth in nonresidential construction levels as reasons for the optimistic consumption outlook.

Last quarter we reported that our domestic business experienced an accelerated order trend during the latter half of the period. This increase in business activity translated into improved sales during the third quarter. Our domestic net sales improved 14.2% from the prior year third quarter while the growth in new orders for the period totaled 7.5%. By comparison, BIFMA reported an estimated year-over-year increase in U.S. office furniture shipments of approximately 15.8% for the three-month period ended February 2005. For the same period, BIFMA estimates industry orders grew approximately 14.0%.

We believe it is difficult to draw conclusions about changes in relative market share based on short-term year-over-year comparisons. Instead, it is our view that such conclusions may only be reached by comparing data over a period of several quarters.

International net sales in the third quarter showed significant year-over-year growth while remaining flat on a sequential-quarter basis. The most significant year-over-year increases in net sales came from our operations in Canada, Mexico, and the Asia-Pacific region. These increases more than offset a softening in sales at our United Kingdom operation. As expected, the decline in large project orders experienced last quarter in the U.K. resulted in lower third quarter sales in comparison to both the prior year and prior quarter. That said, third quarter orders in the U.K. were up substantially from the previous (sequential) period, and we are encouraged by the amount of potential project activity within the market. In all, we continue to believe we are well positioned to grow within our international markets in the future.

The increased consolidated sales volume in the third quarter helped to counter ongoing competitive price discounting and rising direct material costs. Both gross margin and operating income for the third quarter improved significantly from the prior year. In fact, our operating margin of 7.6% was the highest we have posted in 15 quarters.

Consolidated new orders for the third quarter declined from the second quarter of this year but were up 10.1% on a year-over-year basis. The sequential quarter decline was due in large part to the traditional holiday season as well as the demand pattern of federal government business, which is traditionally at its peak during our second quarter. Our consolidated backlog of unshipped orders at the end of fiscal February was 9.7% higher than the prior year level. We continue to be encouraged by the overall level of business activity as measured by customer visits to our West Michigan headquarters. Compared to the third quarter last year, the number of visits was up over 30%, and we expect this level of activity to continue in the upcoming fourth quarter.

As we’ve seen all year, the cost of raw materials, especially steel components, negatively affected our gross margin in the quarter. Higher steel prices relative to those in the prior year added approximately $5 million to our third quarter direct material expenses. Oil-based products such as plastics have also increased in price as a result of a general upward trend in crude oil prices. With the most recent surge in oil prices, we are expecting this cost pressure to continue. In addition to increasing raw material costs, the competitive pricing environment negatively affected gross margin in the third quarter. Higher domestic price discounting in the quarter as compared to a year ago reduced our consolidated gross margin by approximately $2 million.

A critical part of our business strategy in addressing competitive pricing pressure is to utilize innovative product design and differentiation to provide more value to our customers. In doing so, we hope to demonstrate that price is but one of several important factors to consider in the buying decision. With this goal in mind, we continue to invest in new product development. Research and development expenses, exclusive of royalty payments to independent designers, totaled $8.2 million in the third quarter and $8.5 million in the same quarter last year. We also remain deeply committed to our lean manufacturing program, the Herman Miller Production System (HMPS), as a means of improving the efficiency of our manufacturing, assembly, and procurement processes.

In August of this fiscal year we announced a general price increase, which varied by product line but averaged approximately 4% of list price. It was implemented in response to the rapid increase in steel and other raw material costs. In total, we estimate our third quarter net sales increased between $2 million and $3 million, net of increased domestic discounting, as a result of the price change. We continue to believe that this price increase in combination with our HMPS initiatives will cover a large portion of the increase in steel costs.

Looking forward, we expect consolidated sales for the fourth quarter of fiscal 2005 to be in the range of $380 million to $400 million. Earnings per share are expected to be in the range of $.23 and $.28. This estimated range of earnings per share does not include the impact of the subsequent event described in Note 21.

Analysis of Third Quarter Results

The following table presents certain key highlights from the results of operations for the quarterly periods indicated.

In millions, except per share data	Three Months Ended

	February 26, 2005	February 28, 2004	Percent Change

Net Sales	$382.4	$329.6	16.0%
Gross Margin	122.9	99.3	23.8%
Operating Expenses	93.7	84.8	10.5%
Restructuring Expenses	0.3	1.1	(72.7%)
Operating Earnings	28.9	13.4	115.7%
Net Earnings	16.8	7.8	115.4%
Earnings per share - diluted	0.24	0.11	118.2%
Orders	341.1	309.9	10.1%
Backlog	215.1	196.0	9.7%

Consolidated Sales, Orders, and Backlog
We experienced double-digit year-over-year growth in both net sales and orders in the third quarter. In comparison to the second quarter of this year, net sales were up 3.8% driven principally by increased domestic net sales. New orders declined approximately 12.6% on a sequential-quarter basis due largely to the normal holiday season slowdown and the seasonal decline in federal government order levels.

The consolidation of a variable interest entity (VIE) in connection with FIN 46(R) increased net sales by approximately $5.7 million in the third quarter. Refer to Note 18 for further discussion on the effect of this accounting standard, which was adopted at the end of last fiscal year.

The backlog of unfilled orders at the end of the period was $19.1 million higher than the prior year level. Included in this backlog was approximately $4.7 million related to the VIE consolidation. In comparison to the second quarter of this year, the backlog at the end of February declined $41.3 million or approximately 16.1%. As with the sequential-quarter comparison of new orders, the seasonal trend in federal government business drove a large portion of this decline. We also completed several large commercial projects during the third quarter. These projects were invoiced in the period and, consequently, are no longer included in the backlog.

Domestic Operations
Our domestic net sales in the third quarter totaled $314.8 million. This represents an increase of 14.2% from the same quarter last year. It also represents a 4.5% increase from the second quarter of this year. New orders in the third quarter of $272.4 million were up 7.5% from the prior year. Year-over-year growth in both sales and orders was experienced across the majority of our domestic operations.

International Operations
Third quarter sales at our international operations, while approximately flat on a sequential basis, again showed significant improvement from the prior year. Net sales increased 25.1% from the prior year period to $67.6 million. New orders in the quarter totaled $68.8 million representing an increase of 21.8% from last year and 5.1% from the second quarter of this year.

The weakening of the U.S. dollar, particularly against the British Pound, has had an inflationary effect on our international net sales. We estimate the year-over-year change in exchange rates effectively increased the U.S. dollar value of our third quarter net sales by approximately $3 million.

Restructuring Activities
We recorded pre-tax restructuring expenses in the third quarter totaling $0.3 million compared to $1.1 million in the same quarter last year. In both periods, the charges related primarily to the previously announced relocation of our Canton, Georgia operation. The expenses in the current quarter resulted mainly from building carrying costs on the Canton facility and pension-related settlements, which are recognized as terminated employees withdraw their assets from the retirement plan. In the third quarter of fiscal 2004, the restructuring charges included severance and outplacement benefits of $0.9 million and facility exit costs of $1.0 million. Partially offsetting these fiscal 2004 charges was $0.8 million of income associated with the curtailment of pension benefits for employees terminated as a result of the restructuring plan.

We expect to recognize additional restructuring charges in the future as the final costs associated with our previous restructuring actions are incurred. We anticipate the remaining pre-tax restructuring charges, which relate mainly to employee pension benefits, to be in a range of $1.0 million to $1.5 million. The recognition of pension-related settlement expenses is dependent upon when the associated plan assets are withdrawn by the terminated employees. Accordingly, it is difficult to estimate when these expenses will be recorded.

Our Canton facility, which was exited in fiscal 2004, remains listed for sale. We have an interested buyer, but have not yet reached a definitive agreement. Therefore, the carrying values of the Canton assets, which were previously reduced to their estimated fair market values totaling $7.5 million, remain classified as long-term under the balance sheet caption “Net property and equipment” at the end of the third quarter.

Financial Summary
The following table presents, for the periods indicated, the components of the company’s condensed consolidated statements of operations as a percentage of net sales.

	Three Months Ended		Nine Months Ended

	February 26, 2005 (1)	February 28, 2004	February 26, 2005 (1)	February 28, 2004

Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	67.9	69.9	68.0	69.2

Gross Margin	32.1	30.1	32.0	30.8
Operating Expenses	24.5	25.7	25.0	25.5
Restructuring Expenses	0.1	0.3	0.1	1.0

Operating Margin	7.6	4.1	6.9	4.3
Other Expense, net	0.7	1.0	0.6	0.9

Earnings Before Income Taxes
and Minority Interest	6.9	3.1	6.4	3.4
Income Tax Expense	2.4	0.7	2.2	1.1

Net Earnings	4.4%	2.4%	4.2%	2.3%

(1) Columns do not foot due to rounding

Consolidated Gross Margin
On a percent-of-sales basis, our third quarter gross margin improved 2 percentage points from the same quarter in fiscal 2004. The significant increase in net sales over the prior year third quarter, bolstered in part by the August 2004 price increase, drove much of this improvement as we were better able to leverage fixed manufacturing costs. The improvement in gross margin was achieved despite higher current-quarter raw material costs, incentive compensation expenses, and domestic price discounting as compared to a year ago.

We continued to feel the effects of competitive pricing pressure during the quarter. Higher domestic discounting in the third quarter, as compared to a year ago, reduced our consolidated gross margin by approximately $2 million or 0.5% of net sales. As mentioned, however, we estimate our third quarter net sales increased between $2 million and $3 million from the prior year, net of this increase in domestic discounting, as a result of the August 2004 price change.

Direct material costs, as a percent of sales, increased in the third quarter over the prior year level. This was mainly due to the increase in the price of steel components, which added approximately $5 million to our cost of sales in the period.

Consistent with what we experienced during the first half of this fiscal year, our third quarter direct labor expenses, as a percent of sales, were down significantly from the prior year. Efficiencies gained from the closure and relocation of the Canton operation continue to be the primary driver of this improvement. We also remain focused on identifying further manufacturing savings through our ongoing HMPS initiatives.

Overhead expenses, as a percent of sales, were lower than the prior year due to the leverage gained from higher sales volume and Canton-related cost reductions. On a dollar basis, however, manufacturing overhead for the third quarter increased from the prior year due primarily to $2.9 million in higher current-quarter incentive compensation expenses. Incentive compensation costs vary based upon the company’s financial performance.

Operating Expenses and Operating Earnings
Operating expenses in our third quarter were $8.9 million higher than the same period last year. Incentive compensation expense recorded in the current period was $2.5 million higher than the prior year. Another factor contributing to the year-over-year increase was the consolidation of dealership financial results in the current quarter, which were not included in the prior year. During the first quarter of this fiscal year, we acquired certain assets and liabilities of Office Interiors, Inc., a contract furniture dealership based in Oklahoma City, Oklahoma. The operations of this dealership are now being run by one of our existing owned dealers. Also in the first quarter of this year, we began consolidating the financial statements of a separate independent contract furniture dealer considered to be a VIE under FIN 46(R) as previously discussed. These two dealerships increased our total operating expenses by approximately $1.6 million over the prior year third quarter.

While the quality of our accounts receivable assets, as measured by aging, continues to be strong, net bad debt expenses in the current quarter were higher than the prior year. During the third quarter of last year, due largely to customer account collections, we experienced a significant improvement in our overall aging. This resulted in a reduction to both required accounts receivable reserves and bad debt expense for the quarter. In the current third quarter, while overall customer account collections remained strong, we did not experience as significant an impact on bad debt expense.

Operating expense spending in the current third quarter was also up from the prior year for marketing activities as well as categories that vary with sales volume such as sales incentive compensation and royalties. Additionally, we estimate the year-over-year change in exchange rates effectively increased the U.S. dollar value of our third quarter operating expenses by approximately $0.9 million.

We expect operating expenses in the fourth quarter of this year to be higher than the third quarter due to traditional increases in marketing and promotional spending in anticipation of the annual NeoCon trade show as well as new product development and planned product launches.

The consolidation of the VIE increased operating earnings by approximately $0.5 million in the third quarter.

Late in our third quarter, the SEC issued a letter aimed at clarifying certain issues regarding the accounting for operating leases. The issues discussed in the letter include the appropriate accounting treatment of leasehold improvement amortization, “rent holiday” periods, and landlord-paid incentives for leasehold improvements. While this clarifying guidance will result in a change in the way we account for these issues, particularly with respect to “rent holiday” periods and landlord-paid incentives, the impact on our consolidated financial statements is not material.

Other Income/Expense, and Income Taxes
Net other expenses in the third quarter totaled $2.7 million compared to $3.3 million last year. We incurred a net foreign currency transaction loss in the current third quarter of $0.2 million. This compares to a loss of $1.0 million last year. The higher transaction loss in the prior year third quarter was mainly attributable to the movement of exchange rates against cash reserves denominated in non-functional currencies. Partially offsetting the year-over-year decline in net other expense was an increase in current period debt service costs resulting from higher interest rates.

Our effective tax rate for the third quarter was approximately 35.4% compared to 22.9% last year. The prior year effective rate included favorable adjustments from increased tax credits for 2003 and 2004, and a reconciliation of book-to-tax differences resulting from the filing of the federal tax return. The decline in the effective tax rate in the third quarter of last year resulted in a net earnings benefit of approximately $1.4 million, or $0.02 per share. On a year-to-date basis, our effective tax rate was approximately 34.0% compared to 32.5% in the prior year. We expect our effective tax rate for the rest of fiscal 2005 to be between 34% and 35%.

Financial Condition, Liquidity, and Capital Resources
The table below presents certain key cash flow and capital highlights for the periods indicated.

	Nine Months Ended

	February 26, 2005	February 28, 2004

Cash and cash equivalents, end of period	$164.2	$197.2
Short term investments, end of period	14.9	10.9
Cash generated from operating activities	72.7	46.2
Cash used for investing activities	(26.5)	(15.1)
Cash used for financing activities	(75.8)	(23.5)
Restructuring-related cash outflows	(1.7)	(10.7)
Capital expenditures	(21.1)	(19.4)
Stock repurchased and retired	(90.5)	(25.2)
Interest-bearing debt, end of period	206.6	221.5
Available unsecured credit facility, end of period (1) (2)	137.2	186.3

(1) Amounts shown are net of outstanding letters of credit, which are applied against the company’s unsecured credit facility.
(2) During the second quarter of fiscal 2005, the company entered into a new revolving credit facility.

Cash Flow – Operating Activities
Cash flows generated from operating activities in the first nine months of the fiscal year increased 57.4% over the same period last year. This was principally driven by the year-over-year improvement in net earnings, favorable changes in working capital balances, and lower current-year cash outflows related to previous restructuring actions.

Changes in working capital balances increased our year-to-date cash flows from operations by $14.1 million. Increases in accrued liabilities related to employee compensation and benefits, interest, income taxes, and customer deposits drove much of the working capital cash source during the first nine months of this year. Partially offsetting these favorable balance changes was a decline in accounts payable and volume-related increases in inventory and accounts receivable. Although the impact from accrued liabilities was not as significant last year, similar working capital changes drove approximately $3.0 million of cash flow from operations during the first nine months of fiscal 2004.

Our inventory and accounts receivable balances have increased since the beginning of the fiscal year due to the general growth in the business. As expected, we saw a decline in our inventory balances from the second quarter of this year due in large part to the seasonal timing of federal government project completions. Collections of accounts receivable remained strong in the third quarter, and we believe our recorded accounts receivable valuation allowances as of the end of the quarter are adequate to cover the risk of potential bad debts. Days sales outstanding (DSO) in net inventory and accounts receivable improved to 52.1 at the end of the third quarter from 53.6 a year ago.

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

Restructuring-related cash payments made during the first nine months of this year, which reduced operating cash flows in the period, totaled approximately $1.7 million. This compares to year-to-date payments of $10.7 million last year. Additionally, we made a voluntary contribution of $23 million to our domestic pension plans during the first quarter of this fiscal year. In the prior year, a voluntary contribution totaling $26 million was made during the third quarter. These contributions reduced cash flows from operations in both fiscal years.

Cash Flow – Investing Activities
Capital expenditures accounted for the majority of the investing cash outflows for the first nine months of the current and prior fiscal years. Also included in year-to-date investing activities were payments for acquisitions, which totaled $0.7 million in the first quarter of this year related to Office Interiors, Inc. and $0.2 million in the prior year first quarter related to OP Spectrum LLP. These acquisitions are discussed in Note 6.

The prior year cash outflows from investing activities are net of proceeds received from the sale of the Holland, Michigan Chair Plant facility in connection with our restructuring plan. These proceeds totaled $6.0 million and were received in the second quarter of fiscal 2004.

At the end of the third quarter, we had outstanding commitments for future capital purchases of approximately $7.1 million. We expect full-year capital expenditures for fiscal 2005 to total between $30 million and $35 million. By comparison, fiscal year 2004 capital expenditures totaled $26.7 million.

Cash Flow – Financing Activities
Share repurchases have continued to be the most significant factor affecting the year-over-year comparison of financing outflows. Through the first nine months of fiscal 2005, we repurchased 3,495,041 shares for $90.5 million or an average of $25.89 per share. By comparison, 1,065,125 shares were repurchased for $25.2 million or an average of $23.63 per share during the same period last fiscal year. This increase in share repurchase activity was the result of a capital structure plan approved by our Board of Directors and announced in January 2004, which provided for an additional share repurchase authorization of $100 million. At the end of second quarter of this year, we had approximately $22 million remaining on the fiscal 2004 Board authorization. During the current third quarter, we received yet another share repurchase authorization of $100 million from our Board of Directors. Including this new authorization, we had approximately $99 million remaining for future repurchases as of the end of the third quarter.

During the first nine months of the fiscal year, we made dividend payments totaling $15.4 million. This compares to $7.9 million in the same period last year. The increase was the result of a 100% increase in our quarterly dividend rate to $0.0725 per share, as announced in April 2004. Partially offsetting the effects of our year-to-date share repurchases and dividend payments was cash received related to stock-based benefit plans. During the first nine months of the fiscal year, we received approximately $31.6 million, net of $1.8 million tax, from the issuance of shares in connections with these plans. By comparison, we received approximately $11.4 million, net of $1.3 million tax, from the issuance of shares in the same period last year.

During the first quarter of this fiscal year, we paid off a $1.5 million notes payable balance associated with a VIE consolidated under FIN 46(R) as described in Note 18. Our next scheduled debt repayment is for $13.0 million on our private placement notes. We expect to make this payment in fourth quarter of this fiscal year.

Interest-bearing debt at the end of the third quarter decreased $0.6 million from $207.2 million at the end of fiscal 2004. The decline was primarily attributed to the payment of the VIE note payable and a decrease in the fair value of our interest rate swap arrangements since year-end. The combined fair value of the interest rate swap arrangements, as disclosed in Note 14, was negative $0.4 million as of the end of the third quarter. This compares to a negative $1.3 million at the end of fiscal 2004.

On October 18, 2004, we entered into a new $150 million unsecured five-year revolving credit agreement.  The agreement has an accordion feature that may enable the credit facility to be increased by an additional $50 million.  The new arrangement replaces our previous $200 million bank facility that was scheduled to expire in April 2005.  Outstanding borrowings under the new agreement incur interest at rates based on the prime, certificates of deposit, LIBOR, or negotiated rates. The only usage against this facility at the end of the third quarter represented outstanding standby letters of credit totaling $12.8 million. The provisions of our private placement notes and unsecured credit facility require that we adhere to certain covenant restrictions and maintain certain performance ratios. We were in compliance with all such restrictions and performance ratios again this quarter and expect to remain in compliance in the future.

We believe cash on hand, cash generated from operations, and our borrowing capacity will provide adequate liquidity to fund near term and future business operations and capital needs.

Contractual Obligations

Contractual obligations associated with our ongoing business and financing activities will result in cash payments in future periods. A table summarizing the amounts and estimated timing of these future cash payments is provided in the company’s 10-K report for the year ended May 29, 2004. During the first nine months of fiscal 2005, with the exception of the new revolving credit agreement, there were no material changes outside the ordinary course of business in the company’s contractual obligations or the estimated timing of the future cash payments.

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

Variable Interest Entities
On occasion, we provide financial support to certain dealers in the form of term loans, lines of credit, and/or loan guarantees. At February 26, 2005, we were considered the primary beneficiary of one such relationship due to the nature of our variable interests in the entity as further discussed in Note 18 of the condensed consolidated financial statements. In addition, we also hold variable interests in other dealerships where we are not the primary beneficiary. The risks and rewards associated with our interests in these other dealerships are primarily limited to our outstanding loans and guarantee amounts. At February 26, 2005, our maximum exposure to potential losses related to financing provided to such entities in the form of term loans and/or lines of credit totaled $3.3 million. Information on our exposure related to outstanding loan guarantees provided to such entities is included in Note 15 of the condensed consolidated financial statements.

Contingencies

We have received a subpoena from the New York Attorney General’s office requesting certain information relating to the minimum advertised price program maintained by our Herman Miller for the Home division. We are cooperating with the New York Attorney General’s office in this matter and, at this time, have no basis on which to estimate the operational or financial impact, if any, of this investigation. Information related to other contingencies can be found in Note 15 of the condensed consolidated financial statements.

Critical Accounting Policies

We strive to report our financial results clearly and understandably. We follow accounting principles generally accepted in the United States in preparing our consolidated financial statements, which require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. A summary of our more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the company’s 10-K report for the year ended May 29, 2004. During the first nine months of fiscal 2005, there was no material change in the accounting policies and assumptions previously disclosed.

New Accounting Standards

See Note 12 to the condensed consolidated financial statements.

Safe Harbor Provisions

Certain statements in this filing are not historical facts but are “forward-looking statements” as defined under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended. Such statements are based on management’s belief, assumptions, current expectations, estimates and projections about the office furniture industry, the economy and the company itself. Words like “anticipates”, “believes”, “confident”, “estimates”, “expects”, “forecast”, “likely”, “plans”, “projects”, and “should”, and variations of such words and similar expressions identify forward looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, expense, likelihood and degree of occurrence. These risks include, without limitation, employment and general economic conditions, the pace of economic recovery in the U.S. and in our international markets, the increase in white collar employment, the willingness of customers to undertake capital expenditures, the types of products purchased by customers, the possibility of order cancellations or deferrals by customers, competitive pricing pressures, the availability and pricing of raw materials, our reliance on a limited number of suppliers, currency fluctuations, the ability to increase prices to absorb the additional costs of raw materials, the financial strength of our dealers, the financial strength of our customers, the mix of our products purchased by customers, the success of the transition to our new executive management team, our ability to attract and retain key executives and other qualified employees, our ability to continue to make product innovations, the strength of the intellectual property relating to our products, the success of newly introduced products, our ability to serve all of our markets, possible acquisitions, divestitures or alliances, the outcome of pending litigation or governmental audits or investigations, and other risks identified in our filings with the Securities and Exchange Commission. Therefore actual results and outcomes may materially differ from what we express or forecast. Furthermore, Herman Miller, Inc. takes no obligation to update, amend, or clarify forward looking statements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk
During the first nine months of fiscal 2005, there was no material change in the company’s exposure to foreign exchange risk.

Interest Rate Risk
Interest-bearing debt as of the end of the third quarter, excluding the fair market values of our interest rate swap arrangements, totaled $207.0 million. The company is subject to interest rate variability on $82.0 million of this debt. Accordingly, the cost of servicing this variable-rate debt may increase or decrease in the future as market interest rates change.

As of February 26, 2005, the weighted-average interest rate on the company’s variable-rate debt was approximately 5.6%. Based on the level of variable-rate debt outstanding as of that date, a 1 percentage-point increase in the weighted-average interest rate would increase the company’s annual pre-tax interest expense by approximately $0.8 million.

Item 4: Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. The company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 26, 2005, have concluded that as of that date, the company’s disclosure controls and procedures were effective.
(b)	Changes in Internal Control Over Financial Reporting. There were no significant changes in the company’s internal controls subsequent to the date of the most recent evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

HERMAN MILLER, INC.
PART II – OTHER INFORMATION

Item 1:	Legal Proceedings

Referred to in Note 15 of the Condensed Consolidated Financial Statements.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(C) Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during the third quarter ended February 26, 2005.

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs

11/28/04 -	150,577	$24.03	150,577	$18,266,260
12/25/04

12/26/04 -
1/22/05	345,091	$26.86	345,091	$108,996,705

1/23/05 -
2/26/05	363,000	$26.95	363,000	$99,212,818

Total	858,668	$26.40	858,668	$99,212,818
(1) No shares were purchased outside of a publicly announced plan or program.

The company repurchases shares under a previously announced plan authorized by the Board of Directors as follows.

•	Plan announced on January 25, 2005, providing share repurchase authorization of $100,000,000 with no specified expiration date.

During the period covered by this report, the company did not sell any of its equity shares that were not issued under the Securities Act of 1933. No repurchase plans expired or were terminated during the third quarter of fiscal 2005, nor do any plans exist under which the company does not intend to make further purchases.

Item 5:	Other Items

During the quarter ended February 26, 2005, the company’s Audit Committee of the Board of Directors pre-approved audit-related fees of $0.04 million and tax fees of $0.03 million for services to be provided during the fiscal year by Ernst & Young LLP, the company’s independent auditor.

Item 6:	Exhibits

The following exhibits (listed by number corresponding to the Exhibit table as Item 601 in Regulation S-K) are filed with this Report:

3.e Amended and Restated Bylaws, dated January 13, 2004

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

April 6, 2005 April 6, 2005	HERMAN MILLER, INC. /s/ Brian C. Walker —————————————— Brian C. Walker Chief Executive Officer /s/ Elizabeth A. Nickels —————————————— Elizabeth A. Nickels Chief Financial Officer

EXHIBIT 3.e

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

        Each shareholder’s notice of intent to make a nomination shall set forth: (a) the names and addresses of the shareholder who intends to make the nomination and of the person or persons to be nominated; (b) a representation that the shareholder (i) is a holder of record of stock of the Corporation entitled to vote at such meeting; (ii) will continue to hold such stock through the date on which the meeting is held, and (iii) intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice; (c) a description of all arrangements or understandings between the shareholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination is to be made by the shareholder;(d) such other information regarding each nominee proposed by such shareholder as would be required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission had the nominee been nominated by the Board of Directors; and(e) the consent of each nominee to serve as a director of the Corporation if so elected. The chairman of the meeting may refuse to acknowledge the nomination of any person nominated by a shareholder whose nomination is not made in compliance with the foregoing procedure.

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

ARTICLE IV
DIRECTORS

        Section 1. Authority and Size of Board. The business and affairs of the Corporation shall be managed by or under the direction of the Board of Directors. The number of directors of the Corporation (exclusive of directors to be elected by the holders of any one or more series of the preferred stock voting separately as a class or classes) that shall constitute the Board of Directors shall be that number determined by the Board of Directors from time to time, but not less than nine (9) directors nor more than thirteen (13) directors.

        Section 2. Classification of Board and Filling of Vacancies. Subject to applicable law, the directors shall be divided into three (3) classes, each class to be as nearly equal in number as possible. The directors of the first class shall hold office until the annual meeting of stockholders to be held in 1984 and until their respective successors are duly elected and qualified or their resignation or removal. The directors of the second class shall hold office until the annual meeting of stockholders to be held in 1985 and until their respective successors are duly elected and qualified or their resignation or removal. The directors of the third class shall hold office until the annual meeting of stockholders to be held in 1986 and until their respective successors are duly elected and qualified or their resignation or removal. Subject to the foregoing and to the last sentence of this first paragraph of Section 2 of Article IV, at each annual meeting of stockholders, commencing at the annual meeting to be held in 1984, the successors to the class of directors whose term shall then expire shall be elected to hold office until the third succeeding annual meeting and until their successors shall be duly elected and qualified or their resignation or removal. Any vacancies in any class of the Board of Directors for any reason, and any newly created directorships resulting from any increase in the number of directors, may be filled only by the Board of Directors, acting by vote of a majority of the Continuing Directors and at least eighty percent (80%) of the Board of Directors, and any directors so chosen shall hold office for the remaining term of the class of directors into which he or she has been appointed and until their respective successors shall be duly elected and qualified or their resignation or removal. No decrease in the number of directors shall shorten the term of any incumbent director. No person shall be elected as a director (a) after he or she attains age seventy (70) or (b) for a term which expires later than the annual meeting of stockholders at or immediately after which such person attains age seventy (70).

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

ARTICLE IX
AMENDMENTS

        Except as otherwise provided below, these Bylaws may be added to, altered, amended or repealed and new and other bylaws may be made, altered or added to by a vote of a majority of the members of the Board of Directors then in office at any regular or special meeting of the Board, and without prior notices of intent to do so, except that neither Section 2 or 3 of Article IV shall be amended unless such amendment is adopted by the affirmative vote of a majority of the Continuing Directors and at least eighty percent (80%) of the Board of Directors, and these Bylaws may also be added to, altered, amended or repealed and new or other bylaws made and adopted by vote of the holders of a majority of the voting shares of capital stock issued and outstanding at any annual or special meeting, unless a greater plurality is required by law or by the Articles of Incorporation, if notice of the proposed alteration or repeal of the bylaw to be made is contained in the notice of such meeting. Notwithstanding the foregoing, Section 1 of Article IV may not be modified except by the affirmative vote of the holders of he majority of the voting shares of capital stock issued and outstanding at any annual or special meeting.

        The foregoing Bylaws, adopted by the Board of Directors of Herman Miller, Inc. on March 18, 1986, have been restated in their entirety to incorporate amendments adopted by the Board of Directors on November 17, 1987, December 22, 1987, May 10, 1988, July 11, 1990, and October 4, 1990, January 6, 1997, October 1, 2002, and January 13, 2004.

______________________ Secretary to the Board

EXHIBIT 31.1

I, Brian C. Walker, certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the period ended February 26, 2005, of Herman Miller, Inc;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Date: April 6, 2005

/s/ Brian C. Walker
Brian C. Walker
Chief Executive Officer

EXHIBIT 31.2

I, Elizabeth A. Nickels, certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the period ended February 26, 2005, of Herman Miller, Inc;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Date: April 6, 2005

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
Chief Executive Officer of
HERMAN MILLER, INC.

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.1350):

I, Brian C. Walker, Chief Executive Officer of Herman Miller, Inc., certify that to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

(1)	The quarterly report on Form 10-Q for the quarterly period ended February 26, 2005, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

(2)	The information contained in this quarterly report on Form 10-Q for the quarterly period ended February 26, 2005, fairly represents, in all material respects, the financial condition and results of operations of Herman Miller, Inc.

Date: April 6, 2005	HERMAN MILLER, INC. By: /s/ Brian C. Walker Brian C. Walker Its: Chief Executive Officer

EXHIBIT 32.2

Certificate of the
Chief Financial Officer of
HERMAN MILLER, INC.

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.1350):

I, Elizabeth A. Nickels, Chief Financial Officer of Herman Miller, Inc., certify that to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) that:

(1)	The quarterly report on Form 10-Q for the quarterly period ended February 26, 2005, which this statement accompanies, fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and;

(2)	The information contained in this quarterly report on Form 10-Q for the quarterly period ended February 26, 2005, fairly represents, in all material respects, the financial condition and results of operations of Herman Miller, Inc.

April 6, 2005	HERMAN MILLER, INC. By: /s/ Elizabeth A. Nickels Elizabeth A. Nickels Its: Chief Financial Officer