Form 10-K
period 2005-05-28
MILLER HERMAN INC
filed 2005-07-28
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

X	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended May 28, 2005	Commission File No. 001-15141

Herman Miller, Inc. (Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization) 855 East Main Avenue PO Box 302 Zeeland, Michigan (Address of principal executive offices)	38-0837640 (I.R.S. Employer Identification No.) 49464-0302 (Zip Code)

Registrant’s telephone number, including area code: (616) 654 3000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $.20 Par Value (Title of Class)

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
Yes [X]   No [__]

The aggregate market value of the voting stock held by “nonaffiliates” of the registrant (for this purpose only, the affiliates of the registrant have been assumed to be the executive officers and directors of the registrant and their associates) as of November 27, 2004, was $1,714,344,079 (based on $25.02 per share which was the closing sale price as reported by NASDAQ).

The number of shares outstanding of the registrant’s common stock, as of July 26, 2005:
Common stock, $.20 par value—69,582,315 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on September 26, 2005, are incorporated into Part III of this report.

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
   Item 9B Other Information
Part III
   Item 10 Directors and Executive Officers of the Registrant
   Item 11 Executive Compensation
   Item 12 Security Ownership of Certain Beneficial Owners and Management
       and Related Stockholder Matters
   Item 13 Certain Relationships and Related Transactions
   Item 14 Principal Accountant Fees and Services
Part IV
   Item 15 Exhibits and Financial Statement Schedule
Signatures
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule
Schedule II Valuation and Qualifying Accounts
Exhibit Index	Page No. 3 - 6 7 8 8 9 10-11 12-13 14-34 35-36 37-74 75 75 75 76 76 76 76 77 78 79 80 81 82-85

PART 1

Item 1 BUSINESS

General Development of Business

The company researches, designs, manufactures and distributes interior furnishings, primarily within workplace environments, and provides related services that support companies all over the world. The company’s products are sold primarily to or through independent contract office furniture dealers. Through research, the company seeks to define and clarify customer needs and problems existing in its markets and to design, through innovation where appropriate and feasible, products, systems, and services as solutions to such problems. Ultimately, the company seeks to assist its customers in creating great places.

Herman Miller, Inc., was incorporated in Michigan in 1905. One of the company’s major plants and its corporate offices are located at 855 East Main Avenue, PO Box 302, Zeeland, Michigan, 49464-0302, and its telephone number is (616) 654-3000. Unless otherwise noted or indicated by the context, the term “company” includes Herman Miller, Inc., its predecessors, majority-owned subsidiaries, and effective May 29, 2004, consolidated variable interest entities. Further information relating to principles of consolidation is provided in the Significant Accounting and Reporting Policies disclosure in Note 1 to the Consolidated Financial Statements included in Item 8 of this report.

Financial Information About Segments

Information relating to segments is provided in the Operating Segments disclosure in Note 22 to the Consolidated Financial Statements included in Item 8 of this report.

Narrative Description of Business

The company’s principal business consists of the research, design, development, manufacture, and sale of office furniture systems, products, and related services. Most of these systems and products are designed to be used together.

The company is a leader in design and development of furniture and furniture systems. This leadership is exemplified by the innovative concepts introduced by the company in its modular systems Action Office®, Q™ System, Ethospace®, and Resolve®. The company also offers a broad array of seating (including Aeron®, Mirra®, Equa®, Ergon®, Ambi®, and Reaction® office chairs), storage (including Meridian® filing products), wooden casegoods (including Geiger products), and freestanding furniture products (including Passage® and Abak™). In addition, during fiscal 2005 the company introduced Cella™ and Babble™, which are expected to be available for order in fiscal 2006. The Cella chair extends the company’s reputation for high performance, innovation, and sustainable design into the mid/low contract price category. Babble is a technological innovation designed to remix an individual’s voice sounds to keep conversations private. Babble is a product of the Herman Miller Creative Office division, which is aimed at creating technologies to serve current and new markets.

The company’s products are marketed worldwide by its own sales staff, its owned dealer network, independent dealers and retailers, and via the Internet. Salespersons work with dealers, the design and architectural community, as well as directly with end-users. Independent dealerships concentrate on the sale of Herman Miller products and some complementary product lines of other manufacturers. It is estimated that approximately 65 percent of the company’s sales in the fiscal year ended May 28, 2005 were made to or through independent dealers. The remaining sales were made directly to end-users, including federal, state, and local governments, and several major corporations, by either the company’s own sales staff, its owned dealer network, or independent retailers.

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

The company’s furniture systems, seating, storage, casegoods and freestanding furniture products, and related services are used in (1) office/institution environments including offices and related conference, lobby and lounge areas, and general public areas including transportation terminals; (2) health/science environments including hospitals and other healthcare facilities; (3) clinical, industrial, and educational settings; and (4) residential and other environments.

Raw Materials

The company’s manufacturing materials are available from a significant number of sources within the United States, Canada, Europe, and Asia. To date, the company has not experienced any difficulties in obtaining its raw materials. The costs of certain direct materials used in our manufacturing and assembly operations are sensitive to shifts in commodity market prices. In particular, the costs of steel components, plastics, and particleboard are sensitive to the market prices of commodities such as raw steel, crude oil, lumber, and resins. Increases in the market prices for these commodities can have an adverse impact on our profitability. Further information regarding the impact of direct material costs on the company’s financial results is provided in Management’s Discussion and Analysis in Item 7 hereof.

Patents, Trademarks, Licenses, Etc.

The company has approximately 180 active United States utility patents on various components used in its products and approximately 93 active United States design patents. Many of the inventions covered by the United States patents also have been patented in a number of foreign countries. Various trademarks, including the name and style “Herman Miller” and the “Herman Miller Circled Symbolic M” trademark are registered in the United States and many foreign countries. The company does not believe that any material part of its business depends on the continued availability of any one or all of its patents or trademarks, or that its business would be materially adversely affected by the loss of any thereof, except for Herman Miller®, Herman Miller Circled Symbolic M®, Geiger®, Action Office®, Ethospace®, Aeron®, Mirra®, Eames®, and PostureFit®. It is estimated that the average remaining life of such patents and trademarks is approximately 6 years and 9 years, respectively.

Working Capital Practices

Information concerning the company’s inventory levels relative to its sales volume can be found under the Executive Overview section in Item 7 of this report. Beyond this discussion, the company does not believe that it or the industry in general has any special practices or special conditions affecting working capital items that are significant for understanding the company’s business.

Customer Base

It is estimated that no single dealer accounted for more than 4 percent of the company’s net sales in the fiscal year ended May 28, 2005. It is also estimated that the largest single end-user customer accounted for approximately 8 percent of the company’s net sales with the 10 largest customers accounting for approximately 18 percent of net sales. The company does not believe that its business depends on any single or small number of customers, the loss of which would have a materially adverse effect upon the company.

Backlog of Orders

As of May 28, 2005, the company’s backlog of unfilled orders was $228.6 million. At May 29, 2004, the company’s backlog totaled $209.5 million. It is expected that substantially all the orders forming the backlog at May 28, 2005, will be filled during the next fiscal year. Many orders received by the company are reflected in the backlog for only a short period while other orders specify delayed shipments and are carried in the backlog for up to one year. Accordingly, the amount of the backlog at any particular time does not necessarily indicate the level of net sales for a particular succeeding period.

Government Contracts

Other than standard provisions contained in contracts with the United States Government, the company does not believe that any significant portion of its business is subject to material renegotiation of profits or termination of contracts or subcontracts at the election of various government entities.

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

Research, Design and Development

The company draws great competitive strength from its research, design and development programs. Accordingly, the company believes that its research and design activities are of significant importance. Through research, the company seeks to define and clarify customer needs and problems and to design, through innovation where feasible and appropriate, products and services as solutions to these customer needs and problems. The company uses both internal and independent research and design resources. Exclusive of royalty payments, the company spent approximately $32.7 million, $34.6 million, and $33.3 million on research and development activities in fiscal 2005, 2004, and 2003, respectively. Generally, royalties are paid to designers of the company’s products as the products are sold and are not included in research and development costs since they are variable based on product sales.

Environmental Matters

The company does not believe, based on current facts known to management, that existing environmental laws and regulations have had or will have any material effect upon the capital expenditures, earnings, or competitive position of the company. Further, the company continues to rigorously reduce, recycle, and reuse solid wastes generated by its manufacturing processes. Its accomplishments and these efforts have been widely recognized.

Human Resources

The company considers its employees to be another of its major competitive strengths. The company stresses individual employee participation and incentives, believing that this emphasis has helped attract and retain a competent and motivated workforce. The company’s human resources group provides employee recruitment, education and development, and compensation planning and counseling. There have been no work stoppages or labor disputes in the company’s history, and its relations with its employees are considered good. Approximately 6 percent of the company’s employees are represented by collective bargaining agents, most of whom are employees of its Integrated Metal Technology, Inc., and Herman Miller Limited (U.K.) subsidiaries. As such, these subsidiaries are parties to collective bargaining agreements with these employees.

As of May 28, 2005, the company employed 6,035 full-time and 199 part-time employees, representing a 0.8 percent decrease in full-time employees and a 2.9 percent decrease in part-time employees compared with May 29, 2004. In addition to its employee work force, the company uses temporary purchased labor to meet uneven demand in its manufacturing operations.

Information About International Operations

The company’s sales in international markets primarily are made to office/institutional customers. Foreign sales consist mostly of office furniture products such as Ethospace, Abak, Aeron, Mirra, and other seating and storage products. The company conducts business in the following major international markets: Europe, Canada, Latin America, and the Asia/Pacific region. In certain foreign markets, the company’s products are offered through licensing of foreign manufacturers on a royalty basis.

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

Additional information with respect to operations by geographic area appears in Note 22, Operating Segments, of the Notes to the Consolidated Financial Statements included in Item 8 of this report. Fluctuating exchange rates and factors beyond the control of the company, such as tariff and foreign economic policies, may affect future results of international operations.

Available Information

The company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are made available free of charge through the “Investors” section of the company’s internet website at www.hermanmiller.com, as soon as practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC). The company’s filings with the SEC are also available for the public to read and copy in person at the SEC’s Public Reference Room at 450 Fifth Street NW, Washington, DC 20549, by phone at 1-800-SEC-0330, or via their internet website at www.sec.gov.

Item 2 PROPERTIES

The company owns or leases facilities located throughout the United States and several foreign countries. The location, square footage, and use of the most significant facilities at May 28, 2005, were as follows.

Owned Locations Holland, Michigan Spring Lake, Michigan Zeeland, Michigan (1) Canton, Georgia (2) Leased Locations Zeeland, Michigan Atlanta, Georgia England, U.K. (3)	Square Footage 917,400 818,300 784,900 327,800 98,100 176,700 160,500
Use

Manufacturing, Distribution, Warehouse, Design, Office
Manufacturing, Warehouse, Office
Manufacturing, Warehouse, Office
Manufacturing, Warehouse

Manufacturing, Warehouse, Office
Manufacturing, Warehouse, Office
Manufacturing, Warehouse

In addition to the above, the company has a leased facility in Zeeland, Michigan with approximately 218,300 square feet that has been exited and is subleased to a third party. The company also maintains showrooms or sales offices near most major metropolitan areas throughout North America, Europe, Asia/Pacific, and Latin America. The company considers its existing facilities to be in excellent condition, efficiently utilized, well suited, and adequate for its design, production, distribution, and selling requirements.

(1)     Part of this location includes a facility with approximately 36,200 square feet that has been exited and is included in “Assets Held for Sale” at May 28, 2005 in the Consolidated Balance Sheet.
(2)     Facility has been exited and marketed for sale as part of a restructuring action announced during the first quarter of fiscal 2004. This property remains listed for sale at May 28, 2005.
(3)     Part of this location includes a facility with approximately 20,800 square feet that has been exited and is currently being negotiated for assignment or sublet.

Item 3 PENDING LEGAL PROCEEDINGS

The company is involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the company’s consolidated financial statements.

The company has received a subpoena from the New York Attorney General’s office requesting certain information relating to the minimum advertised price program maintained by the Herman Miller for the Home division. The company is cooperating with the New York Attorney General’s office in this matter. At this time, as there has been no claim asserted in connection with this matter, the company has no reasonable basis on which to estimate the financial impact, if any, of this investigation.

Item 4 SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended May 28, 2005.

ADDITIONAL ITEM: EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information relating to Executive Officers of the company is as follows.

Name	Age	Year Elected an Executive Officer	Position with the Company

James E. Christenson	58	1989	Senior Vice President, Legal Services, and Secretary
Donald D. Goeman	48	2005	Executive Vice President, Research, Design & Development
Kenneth L. Goodson, Jr.	53	2003	Executive Vice President, Operations
Andrew J. Lock	51	2003	Executive Vice President, Chief Administrative Officer
Kristen L. Manos	46	2003	Executive Vice President, North American Office Learning Environments
Gary S. Miller	55	1984	Executive Vice President, Creative Office
Elizabeth A. Nickels	43	2000	Executive Vice President, Chief Financial Officer
Joseph M. Nowicki	43	2003	Treasurer and Vice President, Investor Relations
John P. Portlock	59	2003	President, International
Michael A. Volkema	49	1995	Chairman
Charles J. Vranian	55	2003	Executive Vice President, North American Emerging Markets
Brian C. Walker	43	1996	President and Chief Executive Officer

Except as discussed in this paragraph, each of the named officers has served the company in an executive capacity for more than seven years. Mr. Goeman joined Herman Miller’s New Product Development arena in 1980, and during his 26 years with the company he has held a variety of new product design and development leadership positions. Mr. Goodson was Senior Vice President of the company’s seating procurement groups from 1997 to 2001, President of Herman Miller’s Integrated Metal Technology, Miltech, and Powder Coat Technologies subsidiaries from 1990 to 1997, and Director of Operations at one of the company’s West Michigan facilities from 1987 to 1990. Mr. Lock was Senior Vice President for People Services from 2000 to 2003, Vice President for Integration from 1998 to 2000, and Vice President of International Human Resources from 1997 to 1998. Ms. Manos joined Herman Miller in 2002 and prior to this, she served as Vice President of Global Marketing and Global Product Marketing & Development at Haworth, Inc. for five years. Ms. Nickels joined Herman Miller in 2000 and prior to this was Chief Financial Officer of Universal Forest Products, Inc., for seven years. Mr. Nowicki was the Vice President of Finance for International Operations from 2000 to 2003; before this, he served in various financial functions within the company. Mr. Portlock was President of European Operations from 2000 to 2002, President of Northern European Operations from 1997 to 2000, U.K. Managing Director of Operations from 1993 to 1997, and U.K. Sales and Marketing Director from 1989 to 1993. Mr. Vranian was Vice President of Product Management and Marketing from 1998 to 2001, Vice President of Design, Development, and Marketing for Miller SQA from 1995 to 1998; prior to this, he served in various product development, marketing and finance roles within the company.

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

PART II

Item 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Share Price, Earnings, And Dividends Summary

Herman Miller, Inc., common stock is quoted in the NASDAQ-National Market System (NASDAQ-NMS Symbol: MLHR). As of July 26, 2005, there were approximately 16,500 shareholders of record of the company's common stock.

Per Share and Unaudited	Market Price High (at close)	Market Price Low (at close)	Market Price Close	Earnings Per Share- Diluted	Dividends Declared Per Share
Year Ended May 28, 2005
First quarter	$28.94	$24.25	$25.40	$0.20	$0.07250
Second quarter	25.74	22.40	25.02	0.22	0.07250
Third quarter	29.01	23.88	29.01	0.24	0.07250
Fourth quarter	31.60	27.94	29.80	0.31	0.07250
Year	$31.60	$22.40	$29.80	$0.96	$0.29000

Year Ended May 29, 2004
First quarter	$23.42	$19.38	$23.38	$0.08	$0.03625
Second quarter	26.05	22.64	26.05	0.12	0.03625
Third quarter	28.40	23.41	28.04	0.11	0.03625
Fourth quarter	29.73	23.22	24.08	0.27	0.07250
Year	$29.73	$19.38	$24.08	$0.58	$0.18125

Dividends were declared and paid quarterly during fiscal 2005 and 2004 as approved by the Board of Directors. While it is anticipated that the company will continue to pay quarterly cash dividends, the amount and timing of such dividends is subject to the discretion of the Board depending on the company’s future results of operations, financial condition, capital requirements, and other relevant factors.

Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during the fourth quarter ended May 28, 2005.

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
2/27/05-3/26/05	34,239	$30.32	34,239	$98,174,589
3/27/05-4/23/05	655,387	30.37	655,387	78,270,676
4/24/05-5/28/05	693,165	29.08	693,165	58,112,665

Total	1,382,791	$29.72	1,382,791	$58,112,665

(1) No shares were purchased outside of a publicly announced plan or program.

The company repurchases shares under a previously announced plan authorized by the Board of Directors as follows.

•	Plan announced on January 25, 2005, providing share repurchase authorization of $100,000,000 with no specified expiration date.

During the period covered by this report the company did not sell any of its equity shares that were not issued under the Securities Act of 1933. No repurchase plans expired or were terminated during the fourth quarter of fiscal 2005, nor do any plans exist under which the company does not intend to make further purchases.

Item 6 SELECTED FINANCIAL DATA

Review of Operations (In Millions, Except Key Ratios and Per Share Data)	2005	2004	2003	2002	2001

Operating Results
Net Sales (3)	$1,515.6	$1,338.3	$1,336.5	$1,468.7	$2,236.2
Gross Margin (3)	489.8	415.6	423.6	440.3	755.7
Selling, General, and Administrative (3)	326.7	304.1	319.8	399.7	475.4
Design and Research	40.2	40.0	39.1	38.9	44.3
Operating Earnings	121.9	61.2	48.3	(79.9)	236.0
Earnings Before Income Taxes	112.8	51.6	35.8	(91.0)	225.1
Net Earnings	68.0	42.3	23.3	(56.0)	140.6
Cash Flow from Operating Activities	109.3	82.7	144.7	54.6	211.8
Depreciation and Amortization	46.9	59.3	69.4	112.9	92.6
Capital Expenditures	34.9	26.7	29.0	52.4	105.0
Common Stock Repurchased plus
Cash Dividends Paid	152.0	72.6	72.7	30.3	105.3

Key Ratios
Sales Growth (Decline) (3)	13.2%	0.1%	(9.0)%	(34.3)%	11.2%
Gross Margin (1), (3)	32.3	31.1	31.7	30.0	33.8
Selling, General, and Administrative (1), (3)	21.6	22.7	23.9	27.3	21.3
Design and Research Expense (1), (3)	2.7	3.0	2.9	2.6	2.0
Operating Earnings (1), (3)	8.0	4.6	3.6	(5.4)	10.6
Net Earnings Growth (Decline)	60.8	81.5	141.6	(139.8)	0.6
After-Tax Return on Net Sales (3), (5)	4.5	3.2	1.7	(3.8)	6.3
After-Tax Return on Average Assets (6)	9.6	5.7	3.0	(6.3)	14.5
After-Tax Return on Average Equity (7)	37.3	21.9	10.3	(18.2)	43.5

Share and Per Share Data (2)
Earnings per Share-Diluted	$.96	$.58	$.31	$(.74)	$1.81
Cash Dividends Declared per Share	.29	.18	.15	.15	.15
Book Value per Share at Year End	2.45	2.71	2.62	3.45	4.63
Market Price per Share at Year End	29.80	24.08	19.34	23.46	26.90
Weighted Average Shares Outstanding-
Diluted	70.8	73.1	74.5	75.9	77.6

Financial Condition
Total Assets	$705.5	$714.7	$757.3	$788.0	$996.5
Working Capital (4)	162.3	207.8	189.9	188.7	191.6
Current Ratio	1.5	1.8	1.7	1.8	1.5
Interest-Bearing Debt	194.0	207.2	223.0	235.1	259.3
Shareholders' Equity	170.5	194.6	191.0	263.0	351.5
Total Capital (8)	364.5	401.8	414.0	498.1	610.8

(1) Shown as a percent of net sales.
(2) Retroactively adjusted to reflect two-for-one stock splits occurring in 1998 and 1997.
(3) Amounts for 1995-2000 were restated in 2001 to reflect reclassification of certain expenses.
(4) Calculated using current assets less non-interest bearing current liabilities.
(5) Calculated as net earnings divided by net sales.
(6) Calculated as net earnings divided by average assets.
(7) Calculated as net earnings divided by average equity.
(8) Calculated as interest-bearing debt plus shareholders’ equity.

2000	1999	1998	1997	1996	1995

$2,010.2	$1,828.4	$1,773.0	$1,543.8	$1,325.0	$1,117.8
680.4	641.6	613.0	509.5	418.4	362.0
404.4	379.3	370.9	335.2	299.5	287.4
41.3	38.0	33.8	29.1	27.5	33.7
234.7	224.3	208.3	130.7	74.9	9.1
221.8	229.9	209.5	125.9	70.1	4.0
139.7	141.8	128.3	74.4	45.9	4.3
202.1	205.6	268.7	218.2	124.5	29.9
77.1	62.1	50.7	48.0	45.0	39.7
135.7	103.4	73.6	54.5	54.4	63.4

101.6	179.7	215.5	110.4	38.1	13.6

9.9%	3.1%	14.8%	16.5%	18.5%	13.6%
33.8	35.1	34.6	33.0	31.6	32.4
20.1	20.7	20.9	21.7	22.6	25.7
2.1	2.1	1.9	1.9	2.1	3.0
11.7	12.3	11.7	8.5	5.7	0.8
(1.5)	10.5	72.4	62.1	967.4	(89.4)
6.9	7.8	7.2	4.8	3.5	0.4
16.5	18.5	16.7	10.3	6.8	0.7
55.5	64.4	49.5	25.0	15.4	1.5

$1.74	$1.67	$1.39	$.77	$.46	$.04
.15	.15	.15	.13	.13	.13
3.76	2.63	2.66	3.12	3.12	2.89
29.75	20.19	27.69	17.88	7.72	5.42

80.5	84.8	92.0	96.1	100.5	99.2

$941.2	$751.5	$784.3	$755.6	$694.9	$659.0
99.1	55.5	77.2	135.7	151.8	133.7
.9	1.0	1.1	1.4	1.6	1.2
225.6	147.6	130.7	127.4	131.7	144.2
294.5	209.1	231.0	287.1	308.1	286.9
520.1	356.7	361.7	414.5	439.8	431.1

Item 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis

You should read the issues discussed in Management’s Discussion and Analysis in conjunction with the company’s consolidated financial statements and the notes to the consolidated financial statements included in the company’s Form 10-K.

Executive Overview

Herman Miller uses problem-solving design and innovation to create great places to work, heal, live, and learn for our customers. We do this by providing high quality furniture products and related knowledge services. At present, most of our customers come to us for work environments. Our products include furniture systems, seating, storage and material handling solutions, freestanding furniture, and casegoods. Our services extend from workplace and real estate strategy to furniture asset management.

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

We manufacture our products using a system of lean manufacturing techniques collectively referred to as the Herman Miller Production System (HMPS). We strive to maintain efficiencies and cost savings by minimizing the amount of inventory on hand under HMPS. Accordingly, production is order-driven with raw materials purchased as needed to meet demand. The standard lead-time for the majority of our products is 10 to 20 days. As a result, the rate of our inventory turns is high. These combined factors could cause our inventory levels to appear relatively low in relation to sales volume.

A key element of our manufacturing strategy is to limit fixed production costs by sourcing component parts from strategic suppliers. This strategy has allowed us to increase the variable nature of our cost structure while at the same time retaining proprietary control over those production processes that we believe provide us a competitive advantage. As a result of this strategy, our manufacturing operations are largely assembly based.

Core Strengths We rely on the following core strengths in delivering workplace solutions to our customers.
•	Building and Leading Networks – We value relationships in all areas of our business. We consider our networks of innovative designers, owned and independent dealers, and suppliers to be among the most important competitive factors vital to the long-term success of our business.
•	Problem Solving Design and Innovation — We are committed to developing aesthetically and functionally innovative new products and have a history of doing so. We believe our skills and experience in matching problem-solving design with the workplace needs of our customers provide us with a competitive advantage in the marketplace. An important component of our business strategy is to actively pursue a program of new product research, design, and development. We accomplish this through the use of an internal research and design staff as well as external design resources that are generally compensated on a royalty basis.

•	Operational Excellence – We were among the first in our industry to embrace the concepts of lean manufacturing. HMPS provides the foundation for all of our manufacturing operations. We are committed to continuously improving both product quality and production efficiency.

Core Values
We believe that in honoring our core values, we maximize our ability to deliver value to our customers, employees, shareholders, and communities. The following is a list of these values, or what we call Things That Matter.
•	Curiosity and Exploration — We believe the path to improvement, to finding new ideas and concepts, requires a willingness to take risks. We accept the fact that failure is often a consequence of taking chances. We also believe the lessons learned from failures can open the doors to new discovery.
•	Design – We believe good design solves problems. We aspire to utilize good design not just in the products we offer our customers, but in all aspects of our business.
•	Performance – We believe performance is required for leadership. We want to be leaders at Herman Miller, and so we are committed to performing at the highest level possible in everything we do.
•	Relationships – We believe the ability to amplify our talents through networks of people and organizations around the world depends on the quality of our relationships.
•	Transparency – We believe in letting people see how decisions are made and owning the decisions we make. In doing so, we hope to foster relationships based on trust and integrity.
•	Engagement – We believe that the best results are found when people are actively engaged in their work. We value individuals who own problems, solutions, and behaviors.
•	Inclusiveness – We believe to succeed as a company, we must include and embrace all the expressions of human talent and potential available to us.
•	Foundations – We believe our rich legacy can help guide us into the future. We value and respect our past more for what it shows us we might become than as a picture of what we’ve been.
•	A Better World – We believe in contributing to a better world by pursuing sustainability and environmental wisdom as well as supporting the communities in which we do business.

Channels of Distribution
Our products and services are offered to most of our customers under standard trade credit terms of between 30 and 45 days and are sold through the following distribution channels.
•	Independent Contract Furniture Dealers and Licensees – Most of our product sales are made to a network of independently owned and operated contract furniture dealerships doing business in several countries around the world. These dealers purchase our products and distribute them to end customers. We recognize revenue on product sales through this channel once our products are shipped and title passes to the dealer. Many of these dealers also offer furniture-related services including product installation.
•	Owned Contract Furniture Dealers – At May 28, 2005 we owned 11 contract furniture dealerships, some of which have operations in multiple locations. The financial results of these owned dealers are included in our consolidated financial statements. Product sales to these dealerships are eliminated as inter-company transactions from our consolidated financial results. We recognize revenue on these sales once products are shipped to the end customer and installation is substantially complete.
•	Direct Customer Sales – We sometimes sell products and services directly to end customers without an intermediary (i.e. sales to the U.S. federal government). In most of these instances, we contract separately with a dealership or third-party installation company to provide sales-related services. We recognize revenue on these sales once products are shipped and installation is substantially complete.
•	Independent Retailers – Certain products are sold to end customers through independent retail operations. Revenue is recognized on these sales once products are shipped and title passes to the independent retailer.

We believe independent ownership of contract furniture dealers is, on balance, the best model for a financially strong distribution network. With this mind, our strategy is to continue to pursue opportunities to transition our owned dealerships to independent owners. Where possible, our goal is to involve local managers in these ownership transitions.

Challenges Ahead
Like all businesses, we are faced with a host of challenges and risks. We believe our core strengths and values, which provide the foundation for our strategic direction, have us well prepared to respond to the inevitable challenges we will face in the future. While we are confident in our direction, we believe it prudent to acknowledge and remain mindful of the risks specific to our industry. The following are, in our view, among the most significant of these risks and challenges we expect to face as we implement our strategy.
•	Macro Economic Environment – Market demand for the products we sell is influenced by a variety of economic factors. We believe general corporate profitability, white-collar employment levels, new office construction rates, and existing office vacancy rates are among the most influential of these factors. Accordingly, we view these as leading economic indicators. History has shown that changes in these factors can have an adverse effect not only on the overall demand within our industry, but also on our dealer network. Significant economic pressure on our dealer network could result in disruptions in our distribution channels and increased credit risk associated with our existing dealer financing arrangements.
•	Commodity Prices – The costs of certain direct materials used in our manufacturing and assembly operations are sensitive to shifts in commodity market prices. In particular, the costs of steel components, plastics, and particleboard are sensitive to the market prices of commodities such as raw steel, crude oil, lumber, and resins. Increases in the market prices for these commodities can have an adverse impact on our profitability.
•	International Competition – In recent years we have seen an increased market presence from international competitors. We expect this to continue, particularly in the area of low-priced imports into the United States.
•	Supply Base – To minimize the risk of interruption to our business, we continue to seek financially strong suppliers interested in long-term business relationships. Generally this effort, in connection with HMPS, has resulted in improved efficiency, costs, and reliability. Despite these benefits, the strategy does increase the risks associated with supplier transitions and dependence upon fewer suppliers.

Future Avenues of Growth
We believe we are well positioned to successfully pursue our mission despite the risks and challenges we face. That is, we believe we can continue to invent solutions that create great places. In pursuing this success, we have identified the following as key avenues for our future growth.
•	Primary Markets – Capturing additional market share within our existing primary markets by offering superior solutions to customers who value space as a strategic tool.
•	Adjacent Markets – Applying our core skills in new space environments such as healthcare, higher education, and residential.
•	Developing Economies – Expanding our geographic reach in areas of the world with significant growth potential.
•	New Markets –Developing new products and technologies that serve wholly new markets.

Industry Performance
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

Discussion of Business Conditions

Fiscal 2005 was a year marked by positive change for our business. It began with a smooth transition of leadership, as Brian Walker assumed the role of Chief Executive Officer. Throughout the year we continued to see signs of optimism in the economic outlook for our industry. Legislative developments during the period opened the chance at both a new market opportunity and enhanced financial flexibility. In addition, we were successful in our first year effort to comply with the demanding requirements of the Sarbanes-Oxley Act. Perhaps the most positive changes, however, were the significant financial improvements we made during the year, which were highlighted by double-digit sales growth and even higher percentage increases in profitability.

The macro-economic indicators of our industry showed general improvement during the year, giving us reason to be optimistic about the future. BIFMA issued a report in May 2005 providing historical quarterly data on a variety of economic measures including corporate profitability, service sector employment, and office vacancy rates, each of which showed an improving trend over the past year. The report included domestic industry forecast data through calendar year 2006 implying an expectation of continued sales and order growth. In particular, the report cited a strong outlook for business capital investment and employment as the primary drivers of the forecast.

We were also pleased to see favorable developments on the legislative front during the year. In December 2004, President Bush signed into law the Consolidated Appropriations Bill. This was exciting news within our industry because the bill contains a provision that effectively puts an end to the furniture sourcing monopoly long enjoyed by Federal Prison Industries, Inc., in supplying office furniture to certain federal government agencies. With the passage of this legislation, we, along with the others in our industry, will have an opportunity to compete fairly for these government contracts.

The American Jobs Creation Act, signed into law in October 2004, provides U.S. businesses with certain tax incentives aimed at encouraging investment and employment growth. The provisions of this legislation provide us with added financial flexibility, specifically in the area of utilizing cash reserves held at our foreign subsidiaries.

Throughout fiscal 2005 we were pleased to see an increase in customer interest and overall business activity. Client visits to our West Michigan headquarters increased more than 22% from the prior year. We also saw an increase in the number of project proposal opportunities during the year. Finally, showroom attendance at the June 2005 NeoCon trade show in Chicago was up from 2004.

While these are clearly encouraging signs for the direction of our business, the best evidence of improving conditions was our actual financial performance during the fiscal year. We experienced net sales growth from the prior year across virtually all areas of our business. In fact, our net sales for the year of $1,515.6 million were the highest since fiscal 2001, the year when the industry downturn began. New order activity during fiscal 2005 was also significantly improved from a year ago. As a result, our backlog at May 28, 2005, was at its highest level for a fiscal year end since May 2000.

The current year growth in sales and orders was complemented by a year-over-year improvement in profitability. Our gross margin percentage improved 1.2 points from the fiscal 2004 level. We also saw a year-over-year decline in our operating expenses, as a percent of net sales. While the restructuring actions we took between fiscal 2001 and 2004 were difficult, they played a critical role in delivering profitable growth in the current year.

Despite these favorable developments and improvements, we had our challenges during the year. Among the most significant of these were increasing prices for key manufacturing materials. Throughout the year, the cost of direct materials, especially steel components, negatively affected gross margins. Higher steel prices relative to those in the prior year added an estimated $18 million to $20 million to our fiscal 2005 direct material expenses. We also experienced cost increases for oil-based products such as plastics and resins as a result of the general upward trend in crude oil prices.

In August 2004 we announced a general price increase, which varied by product line but averaged approximately 4% of list price. This change was made in response to the rapid increase in direct materials prices. In total, we estimate our fiscal 2005 net sales increased between $5.5 million and $6.5 million, net of increased domestic discounting, as a result of the August price change. In May 2005 we announced another general increase, again in response to the rise in direct material prices. This price change will be effective in September 2005 and averages approximately 3.8% of list. We believe these pricing decisions, in combination with our HMPS initiatives, will cover a large portion of the increased direct material costs in the near-term.

We continue to operate in a highly competitive pricing environment. A critical part of our business strategy in addressing competitive price pressure is to utilize innovative product design to differentiate us and provide more value to our customers. In doing so, we hope to demonstrate that price is but one of several important factors to consider in the buying decision. With this goal in mind, we continue to invest in new product development. Design and research expenses, including royalty payments to independent designers, totaled $40.2 million in fiscal 2005.

We introduced a redesign of our Abak™ system—a freestanding desk system—to the U.S. market at the NeoCon tradeshow in June 2004. Then, later in the year, we introduced the Cella™ chair and Babble™ technology. We are encouraged by the response to Abak, which we made available for order in late fiscal 2005. We believe Cella, the newest addition to our line of high-performance office seating, will set a new reference point for price and performance. Cella, which utilizes a new seating suspension technology, earned a “Best of NeoCon 2005” innovation award. Another “Best of NeoCon 2005” winner, Babble—which remixes voice sounds to keep conversations private—represents an innovation from Herman Miller Creative Office, our division aimed at creating technologies to serve current and new markets.

Restructuring Activities

Pre-tax restructuring charges totaling $1.0 million, $10.3 million, and $16.4 million were recognized during fiscal years 2005, 2004, and 2003, respectively. The following is a breakdown by category of these charges.

(In Millions)

	2005	2004	2003

Severance and outplacement	$(0.2)	$6.1	$4.0
Asset impairments	--	(0.8)	11.4
Pension related	0.8	0.2	(0.4)
Lease and supplier contract terminations	--	1.1	0.3
Facility exit costs and other	0.4	3.7	1.1

Total	$1.0	$10.3	$16.4

The majority of our fiscal 2005 restructuring expenses related to the previously announced and completed relocation of our Canton, Georgia, operation. The charges resulted principally from pension-related settlements, which are recognized as terminated employees withdraw their assets from the retirement plan, and building carrying costs on the Canton facility.

Charges in fiscal year 2004 also related primarily to the Canton relocation. In addition, during that time we recorded expenses related to the consolidation of our Holland, Michigan, Formcoat operation into existing space in nearby Zeeland, Michigan. These charges were partially offset by a gain on the sale of our Holland Chair Plan facility as well as adjustments to the expected sub-lease timing for facilities previously exited under our restructuring plan.

Fixed asset impairment charges resulting from the Canton and Formcoat actions comprised the majority of our fiscal 2003 restructuring expenses. The remaining expense in that period related mainly to additional workforce reductions. These remaining charges were offset, in part, by a gain from the sale of our Rocklin, California, facility.

Our Canton facility remains listed for sale. We have an interested buyer, but have not yet reached a point where the buyer’s commitment has become binding. Therefore, the carrying values of the Canton assets, which were previously reduced to their estimated fair market values totaling $7.5 million, remain classified as long-term assets under the balance sheet caption “Net Property and Equipment” at May 28, 2005.

We may recognize additional restructuring charges in the future as we incur the remaining costs associated with previously announced actions. We expect that such charges would relate primarily to employee pension benefits. The remaining pension-related restructuring expenses yet to be recognized total approximately $0.9 million. However, it is difficult to estimate when these expenses will be recorded since the timing depends on when the related plan assets are withdrawn.

Cash outflows related to our restructuring activities totaled approximately $1.9 million in fiscal 2005. This compares to outflows of $12.8 million and $14.4 million in fiscal years 2004 and 2003, respectively. We expect future cash outflows will relate mainly to carrying costs and lease obligations on previously exited facilities and will total between $1.5 million to $2 million. This amount, the majority of which will likely be incurred during fiscal 2006, does not include cash proceeds from the potential future sale of our Canton facility.

Financial Results

The following is a comparison of our annual results of operations and year-over-year percentage changes for the periods indicated.

(Dollars In Millions)

	Fiscal 2005	% Chg from 2004	Fiscal 2004	% Chg from 2003	Fiscal 2003

Net Sales	$1,515.6	13.2%	$1,338.3	0.1%	$1,336.5
Cost of Sales	1,025.8	11.2%	922.7	1.1%	912.9

Gross Margin	489.8	17.9%	415.6	(1.9)	423.6
Operating Expenses (1)	366.9	6.6%	344.1	(4.1)	358.9
Restructuring Expenses	1.0	(90.3)%	10.3	(37.2)	16.4

Operating Earnings	121.9	99.2%	61.2	26.7%	48.3
Net Other Expenses	9.1	(5.2)%	9.6	(23.2)	12.5

Earnings Before Income Taxes	112.8	118.6%	51.6	44.1%	35.8
Income Tax Expense	44.7	408.0%	8.8	(29.6)	12.5
Minority Interest	0.1	NA	--	NA	--
Cumulative Effect of
Accounting Change	--	NA	0.5	NA	--

Net Earnings	$68.0	60.8%	$42.3	81.5%	$23.3

(1)     Does not include expenses recognized in connection with our restructuring activities as these are reported on a separate line for the purposes of this analysis.

Consolidated Net Sales, Orders, and Backlog
We had double-digit year-over-year growth in net sales for each quarterly period in fiscal 2005. For the full year, we averaged approximately $29.1 million per week in net sales compared to $25.7 million in 2004. As business conditions steadily improved through the year, we saw our rate of sales trend upward. This resulted in an increase in net sales of approximately 8.9% between the first and second half of the fiscal year.

Net trade orders totaled $1,534.7 million in fiscal 2005. This compares to $1,353.4 million and $1,317.9 million in fiscal 2004 and 2003, respectively. On a weekly average basis, new orders for the full year totaled $29.5 million, an amount which slightly outpaced net sales. Unlike net sales, however, we did not see an increase in our rate of new orders between the first and second half of the year. In fact, our average weekly order rate declined slightly between these periods. This reflects what we have traditionally experienced as a seasonal decline in orders due to the holiday period as well as the acceleration of order activity in the first half due to the timing of the federal government fiscal year end. The ending consolidated backlog at May 28, 2005 totaled $228.6 million. This represents an increase of 9.1% from $209.5 million at the end of fiscal 2004.

The consolidation of variable interest entities (VIE’s) in connection with Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46(R)) increased our fiscal 2005 net sales and orders by approximately $13.2 million and $16.6 million, respectively. Our fiscal 2005 ending consolidated backlog included amounts related to our remaining VIE totaling approximately $8.9 million. This compares to VIE-related backlog of approximately $5 million at the end of last year. Refer to the Cumulative Effect of Accounting Change section of this report for further information on our adoption of FIN 46(R) at the end of fiscal 2004.

Domestic Operations
Our fiscal 2005 domestic net sales totaled $1,242.7 million. This represents an increase of 10.6% from sales of $1,123.8 million in fiscal 2004. New orders in the current year totaled $1,260.3 million compared to $1,135.4 million in 2004 – an increase of 11.0%. Sales and order increases were experienced to varying degrees across the majority of our domestic operations. Domestic net sales and orders in fiscal 2003 totaled $1,134.0 million and $1,117.0 million, respectively.

The markets in which we do business remain highly competitive. As we expected, price discounting continued to place negative pressure on our sales and profitability during fiscal 2005. While we were successful in capturing a portion of the price increase implemented in August 2004, higher domestic price discounting offset some of its positive effect. We expect this pricing pressure to continue. Accordingly, we anticipate that increased discounting in fiscal 2006 will partially offset our planned September price increase.

While it is difficult to measure shifts in market share without looking at sales and order data over a period of several quarters, we believe our performance relative to that of the domestic industry (as reported by BIFMA) provides evidence that our market share is moving in a positive direction. Our domestic net sales growth in fiscal 2005 exceeded the BIFMA-reported data by approximately 1.2 percentage points. For the same period, our growth in domestic new orders was approximately 3.8 percentage points higher than the industry.

During the first quarter of fiscal 2004, we purchased an additional interest in our Philadelphia-based dealership, OP Spectrum LLP (Spectrum), for $0.2 million. This purchase increased our ownership stake in the entity to 90%. As a result of the transaction, we began consolidating the dealership’s financial statements in August 2003. At that time, we began recognizing as “Minority Interest” the percentage of income or loss that is attributed to the 10% minority owner of the dealership. Prior to the transaction, we accounted for our investment on the equity method, with our ownership proportion of the resulting gains or losses reported as a component of other income/expense. The consolidation of Spectrum increased our fiscal 2005 and 2004 net sales by approximately $16.5 million and $12.3 million, respectively.

International Operations and Exports from the United States
Net sales at our international operations totaled $272.9 million, making it a financial highlight for the second consecutive year. This performance represents an increase of 27.2% from sales of $214.5 million in 2004. In fiscal 2003, international net sales totaled $202.5 million. We experienced significant sales increases during the current fiscal year in the majority of our international markets with the exception of Japan, a region that showed growth for us last year. Sales growth in the current year was particularly strong in the United Kingdom, Canada, Mexico, Australia, and Singapore. In total, sales from our international operations represented approximately 18.0% of our consolidated net sales in fiscal 2005. This compares to 16.0% in fiscal 2004 and 15.2% in fiscal 2003.

The weakening of the U.S. dollar, particularly against the British Pound, had an inflationary effect on our international net sales. We estimate the year-over-year change in exchange rates effectively increased the U.S. dollar value of our fiscal 2005 net sales by approximately $11 million. It is important to note that these changes in exchange rates generally have a similar inflationary effect on our international cost structure. In other words, the U.S. dollar value of our international expenses increased relative to prior year levels as a result of the weakening U.S. dollar during fiscal 2005.

We experienced a significant improvement in profitability at our international operations during fiscal 2005. The year ended May 28, 2005 marked our third consecutive year of profitable international results. Net earnings for 2005 totaled approximately $9.8 million compared with $3.2 million last year and $3.0 million in fiscal 2003.

Percent of Net Sales Analysis
The following table presents, for the periods indicated, the components of the company’s Consolidated Statements of Operations as a percentage of net sales.

	Fiscal Year Ended
	May 28, 2005	May 29, 2004	May 31, 2003

Net Sales	100.0%	100.0%	100.0%
Cost of Sales	67.7	68.9	68.3
Gross Margin	32.3	31.1	31.7
Selling, General, and
Administrative Expenses (SG&A)	21.6	22.7	23.9
Design and Research Expenses	2.7	3.0	2.9
Restructuring Expenses	0.1	0.8	1.2
Total Operating Expenses	24.3	26.5	28.1
Operating Earnings	8.0	4.6	3.6
Net Other Expenses	0.6	0.7	0.9
Earnings Before Income Taxes	7.4	3.9	2.7
Income Tax Expense	2.9	0.7	0.9
Cumulative Effect of Accounting Change, net (2)	NA	--	NA
Net Earnings	4.5%	3.2%	1.7%

(2) The cumulative effect of accounting change for fiscal 2004 was not measurable.

Gross Margin
The combination of increased sales and improved manufacturing efficiency helped bring our fiscal 2005 consolidated gross margin to its highest annual level in four years. The significant increase in net sales, bolstered in part by the August 2004 price increase, drove much of the improvement in the current year as we were better able to leverage fixed manufacturing costs. We also benefited from a full year of the operating efficiencies gained from our restructuring plan. This resulted in a notable reduction in direct labor and manufacturing overhead expenses as measured on a percent of sales basis. These improvements were achieved in the current year despite higher direct material costs, higher incentive compensation expenses attributable to improved profitability, and increased competitive pricing pressure compared to the prior year.

Direct material costs in fiscal 2005 increased from the prior year on both a dollar and percent-of-sales basis. As discussed, we experienced significant direct material price increases in the period, particularly in the area of steel components. We estimate the increased market price of steel alone reduced our current year consolidated gross margin, as a percent of net sales, by as much as 1.3 percentage points.

During the fourth quarter of fiscal 2004 we began realizing the labor and overhead cost benefits of consolidating our Canton, Georgia, operation into existing space in West Michigan. These benefits continued through the current year. As a result, our fiscal 2005 direct labor costs as a percent of net sales were down significantly from last year.

Our financial performance in the area of manufacturing overhead also improved from the prior year. Higher current year sales volume allowed us to better leverage our fixed manufacturing costs. Also, unlike last year, during fiscal 2005 we experienced a full year of cost savings from the Canton consolidation. These factors combined to significantly lower our overhead percent of sales in the period, despite higher year-over-year incentive compensation and employee benefit expenses. Pretax variable compensation expense included in our fiscal 2005 cost of sales totaled $15.1 million compared to $6.1 million in 2004 and $1.0 million in 2003.

The decline in gross margin between fiscal years 2003 and 2004 was attributable to several factors including higher fiscal 2004 price discounting, increasing material costs, labor inefficiencies during the relocation of the Canton operation, and an increase in incentive bonus expense between years.

Operating Expenses and Operating Earnings
On April 6, 2005, we reported that we had reached a settlement with the General Services Administration (GSA) concerning a prior audit of the 1988 to 1991 multiple award schedule contract. In light of the settlement, which required us to pay the GSA $0.5 million, we performed a complete re-evaluation of our balance sheet reserves related to all GSA contract periods. As a result of this work, we made the determination that these reserves should be reduced. Accordingly, during the fourth quarter of fiscal 2005, we recorded an adjustment to the reserves, which reduced our pre-tax operating expenses by approximately $13.0 million.

Exclusive of this adjustment, SG&A expenses in fiscal 2005 increased by approximately $35.6 million or 11.7% from the prior year level. A significant portion of this increase related to higher current year spending on marketing activities related to new product launches as well as in categories that vary with sales volume such as sales incentive compensation and royalties.

Another factor contributing to the year-over-year expense increase was the consolidation of additional dealership financial results in the current year. During the first quarter of fiscal 2005, we acquired certain assets and liabilities of Office Interiors, Inc., a contract furniture dealership based in Oklahoma City, Oklahoma. The operations of this dealership are now being run by one of our existing owned dealers. Also in the first quarter, we began consolidating the financial operations of a separate independent dealer considered a VIE under FIN 46(R). The consolidation of these dealers increased our total fiscal 2005 operating expenses by approximately $7.0 million.

We also had higher incentive compensation expenses in the current year. These costs vary based upon our financial performance. Pretax variable compensation expense included in our current year operating expenses totaled $18.5 million. This compares to $9.4 million last year and $3.7 million in fiscal 2003.

Design and research costs included in total operating expenses were $40.2 million, $40.0 million, and $39.1 million for 2005, 2004, and 2003, respectively. These expenses include royalty payments paid to designers of our products as the products are sold. We consider such royalty payments, which totaled $7.5 million, $5.4 million, and $5.8 million, in fiscal years 2005, 2004, and 2003, respectively, to be variable costs of the products being sold. Accordingly, we do not include them in research and development costs as discussed in Note 1 of the consolidated financial statements.

We estimate that year-over-year changes in foreign currency exchange rates added approximately $2.9 million to our fiscal 2005 operating expenses relative to the prior year. The comparable increase in our fiscal 2004 expenses totaled approximately $2.4 million.

The significant reduction in total operating expenses between fiscal 2003 and 2004 was partially due to a $5.2 million pre-tax credit to SG&A expenses resulting from the reversal of a previously established legal accrual. This adjustment was recorded early in fiscal year 2004 as a result of a favorable court ruling related to a previous lawsuit. The remaining expense reduction between 2003 and 2004 was driven primarily by lower relative compensation, benefit, depreciation, and restructuring expenses.

During the third quarter of fiscal 2005, the SEC issued a letter aimed at clarifying certain issues regarding the accounting for operating leases. The issues discussed in the letter include the appropriate accounting treatment of leasehold improvement amortization, “rent holiday” periods, and landlord-paid incentives for leasehold improvements. This clarifying guidance did result in a change in the way we account for these issues, particularly with respect to “rent holiday” periods and landlord-paid incentives. However, the impact of this change on our consolidated financial statements was not material.

Our fiscal 2005 operating earnings of $121.9 million represented a $60.7 million improvement over the prior year. On a percent-of-sales basis, this was our highest level of operating earnings since fiscal year 2001. Operating earnings attributable to the consolidation of VIEs under FIN 46(R) totaled approximately $0.2 million in fiscal 2005. Fiscal 2004 operating earnings were not affected by the consolidation of VIEs due to our timing of adoption of this accounting standard.

Other Expenses and Income
Net other expenses totaled $9.1 million in fiscal 2005 compared to $9.6 million in 2004 and $12.5 million in 2003. Current year interest expense was slightly lower than the prior year due to lower overall debt levels. Additionally, fiscal 2005 interest income was higher than the prior year due to the impact of comparatively higher interest rates on our cash and investment balances.

The year-over-year decline between 2003 and 2004 was caused primarily by an accounting charge related to our investment in Spectrum, a contract furniture dealership in Philadelphia, as discussed below. Lower fiscal 2004 interest charges also contributed to the decline. Changes in foreign exchange rates and the resulting transaction gains between years partially offset the decline.

We recorded a net foreign currency transaction gain in fiscal 2005 of approximately $0.2 million. This compares to net gains of approximately $0.1 million in the prior year and $0.9 million in fiscal 2003.

During 2003, we recognized a $2.2 million pretax charge related to the impairment of our equity investment in Spectrum. As previously discussed, we increased our ownership stake in this dealer during the first quarter of fiscal 2004.

Income Taxes
Our effective tax rate in fiscal 2005 was 39.6%. This compares to 17.1% last year and 34.9% in fiscal 2003. The rate in the current year was higher than the 34% to 35% range we had previously expected. The most significant driver of this increase was a tax charge, recorded in the fourth quarter, related to our planned cash repatriation under the American Jobs Creation Act (AJCA). Last year, President Bush signed into law the AJCA, which created a temporary incentive for U.S. corporations to repatriate undistributed income earned abroad by providing an 85% dividend received deduction. During the fourth quarter of fiscal 2005 we finalized our plan to repatriate a portion of our international cash reserves under this new legislation. In previous periods, we considered this income permanently invested outside of the U.S., and accordingly, we were not required to provide for U.S. taxes on these funds. As a result of this plan, we recorded tax expense of approximately $4.4 million in anticipation of repatriating approximately $45 million. Also in the fourth quarter, we recorded tax true-ups, caused by recent changes in certain tax laws, as well as other federal, state, and international deferred tax adjustments.

Our effective tax rate for fiscal 2004 included a $6.9 million benefit from the release of tax reserves as a result of the closure of IRS audits for the years 1999, 2000, and 2001. We expect our effective tax rate in the future to range between 35% and 36%.

Cumulative Effect of Accounting Change
We adopted FIN 46(R) at the end of fiscal 2004. This new accounting standard broadened the rules for determining whether a company is required to consolidate the financial statements of another entity. FIN 46(R) required us to consolidate the financial statements of two independent contract furniture dealerships to which we have provided ongoing financial support through loans and/or financial guarantees.

As a result of this consolidation, our fiscal 2004 Consolidated Statement of Operations included a non-cash cumulative effect loss of $0.5 million, or slightly less than $0.01 per share, net of tax. As this new accounting standard was adopted at the end of fiscal 2004, the consolidation had no material impact on our fiscal 2004 Consolidated Statement of Operations beyond that of the cumulative effect.

During the first quarter of fiscal 2005, a qualifying triggering event occurred with one of the VIEs which resulted in reconsideration under FIN 46(R). Based on this reconsideration, we determined that we were no longer considered the primary beneficiary. As such, we recorded the ownership transition and ceased consolidation of the dealership in the first quarter of fiscal 2005. This resulted in a pre-tax gain of $0.5 million, which we recorded as “Other Expenses (Income)” in the Consolidated Statement of Operations. In connection with this ownership transition we incurred a $1.5 million cash outflow in the first quarter of fiscal 2005 related to the extinguishment of the outstanding bank debt of the VIE.

The consolidation of the remaining VIE increased both total assets and liabilities as of May 28, 2005, by approximately $1.3 million. At May 29, 2004, consolidation of the two VIEs increased our assets by approximately $2.0 million and liabilities by $2.6 million. Refer to Note 4 of the consolidated financial statements for additional information on FIN 46(R).

Change in Accounting Principle
At the beginning of fiscal 2004, we converted a portion of our remaining FIFO-based domestic inventories to LIFO for inventory valuation purposes. Due to the facility rationalization and consolidation resulting from our restructuring activities in 2004 and prior, we determined it was more appropriate to account for these inventories using the LIFO method. There was no cumulative effect of this change in accounting principle, and the impact on our fiscal 2004 results was not material.

Net Earnings
Net earnings totaled $68.0 million in fiscal 2005 or $0.96 per diluted share. This includes income of approximately $0.12 per share, net of taxes, from the adjustment to GSA reserves as previously discussed. In addition, net earnings per diluted share was reduced by approximately $0.06 from taxes related to the anticipated repatriation under the AJCA. In fiscal 2004, we generated net earnings of $42.3 million or $0.58 per share after the impact of the cumulative effect of accounting change. This includes earnings of approximately $0.09 per diluted share from the $6.9 million favorable adjustment to tax reserves as previously discussed. Net earnings in fiscal 2003 totaled $23.3 million or $0.31 per share. The per-share impact of restructuring charges recognized during fiscal years 2005, 2004, and 2003 totaled approximately $0.01, $0.09, and $0.14, net of taxes, respectively.

Liquidity and Capital Resources
The table below presents certain key cash flow and capital highlights for the fiscal years indicated.

(In Millions)

	2005	2004	2003

Cash and cash equivalents, end of period	$154.4	$189.2	$185.5
Short term investments, end of period	$13.9	$10.7	$11.5
Cash generated from operating activities	$109.3	$82.7	$144.7
Cash used for investing activities	$(40.1)	$(21.9)	$(7.3)
Cash used for financing activities	$(106.6)	$(60.0)	$(82.2)
Restructuring-related cash outflows	$(1.9)	$(12.8)	$(14.4)
Pension plan contributions	$(25.6)	$(28.3)	$(32.1)
Capital expenditures	$(34.9)	$(26.7)	$(29.0)
Stock repurchased and retired	$(131.6)	$(62.0)	$(61.9)
Interest-bearing debt, end of period	$194.0	$207.2	$223.0
Available unsecured credit facility, end of period (3)(4)	$137.2	$186.2	$189.0

(3) Amounts shown are net of outstanding letters of credit, which are applied against the company’s unsecured credit facility, excluding the $50 million accordion feature disclosed in Note 10.
(4) During fiscal 2005, the company entered into a new revolving credit facility.

Cash Flow –Operating Activities
Cash flows generated from operating activities in fiscal 2005 increased 32.2% over the same period last year. This was principally driven by the year-over-year improvement in net earnings, favorable changes in working capital balances, and lower current-year cash outflows related to previous restructuring actions.

Changes in working capital balances during fiscal 2005 increased cash flows from operations by $21.4 million. Increases in accounts payable and accrued liabilities for employee compensation and benefits and income taxes drove much of the working capital benefit during the year. Partially offsetting these favorable balance changes were volume-related increases in inventory and accounts receivable.

Our inventory and accounts receivable balances increased from the beginning of the current year due to the general growth in the business. As expected, inventories did decline from the end of our second quarter due in large part to the seasonal timing of federal government project completions. Collections of accounts receivable remained strong throughout the year and we believe our recorded accounts receivable valuation allowances as of May 28, 2005, are adequate to cover the risk of potential bad debts. Our average days sales outstanding (DSO) in net inventory and accounts receivable for the last quarter of the year improved to 49.8 at the end of the year from 50.1 a year ago and 47.8 in fiscal 2003.

Allowances for non-collectible accounts receivable, as a percent of gross accounts receivable, totaled 3.2%, 5.4%, and 9.3% as of the end of fiscal 2005, 2004, and 2003, respectively. The reduction in the current year percentage was driven by an overall improvement in the quality of our accounts receivable aging.

During fiscal year 2004, changes in working capital balances resulted in a net use of cash totaling $19.4 million. In that period, we experienced a decrease in accrued income taxes and increases in both accounts receivable and inventories. These negative factors were partially offset by a production-driven increase in accounts payable, increased compensation and benefit accruals, and favorable changes in deferred taxes. By contrast, in fiscal 2003 we received a significant working capital cash flow benefit, mainly driven by a net increase in accrued income taxes and declines in accounts receivable and inventory balances.

Restructuring-related cash payments and contributions to our employee pension plans made during the past three fiscal years had the effect of reducing cash flows from operating activities in each period.

Cash Flow –Investing Activities
Capital expenditures accounted for the majority of the investing outflows during fiscal years 2005 and 2004. Also included in net cash flows used in investing activities were payments for acquisitions, which totaled $0.7 million in the current year related to Office Interiors, Inc., and $0.2 million in the prior year related to Spectrum. These acquisitions are discussed further in Note 2 of the consolidated financial statements.

Our fiscal 2004 cash outflows from investing activities are net of proceeds received from the sale of the Holland, Michigan, Chair Plant facility in connection with our restructuring plan. These proceeds totaled $6.0 million and were received in the second quarter of fiscal 2004.

In fiscal 2003, net cash outflows were comprised primarily of capital expenditures offset by proceeds of approximately $20.2 million related to the sale of two properties exited in connection with our restructuring plan.

As of the end of fiscal year 2005, we had outstanding commitments for future capital purchases of approximately $10.6 million. We expect full-year capital expenditures in 2006 to total between $50 million and $55 million. A large portion of the planned increase over the current year is due to the scheduled construction of a new office facility and showroom in the United Kingdom as well as new product launches.

Cash Flow –Financing Activities
(In Millions, Except Share and Per Share Data)

	2005	2004	2003

Shares acquired	4,877,832	2,462,996	3,642,013
Cost of shares acquired	$131.6	$62.0	$61.9
Average cost per share acquired	$26.98	$25.18	$16.99
Shares issued	2,712,842	1,384,094	313,155
Average price per share issued	$23.91	$21.61	$13.83
Cash dividends	$20.4	$10.6	$10.8
Dividends paid per share	$0.290	$0.145	$0.145

Share repurchases proved to be the most significant factor affecting the comparison of financing outflows between fiscal 2005 and 2004. This increase in share repurchase activity was the result of a capital structure plan approved by our Board of Directors during the third quarter of last year, which provided for an additional share repurchase authorization of $100 million. We received yet another share repurchase authorization of $100 million from our Board of Directors during fiscal 2005. As of May 28, 2005, we had approximately $58 million remaining for future repurchases.

The increase in dividend payments between fiscal years 2004 and 2005 was the result of a 100% increase in our quarterly dividend rate to $0.0725 per share, as announced in April 2004. Partially offsetting the cash flow effects of share repurchases and dividend payments was cash received related to stock-based benefit plans. In the current year, we received approximately $59.9 million, net of $4.8 million tax, from the issuance of shares in connections with these plans. By comparison, we received approximately $27.4 million, net of $2.5 million tax, from the issuance of shares in fiscal 2004. In fiscal year 2003, these amounts totaled $3.9 million, net of $0.2 million tax. We attribute the current year increase in share issuance activity mainly to the 23.8% increase in the market price of our common stock, which moved from $24.08 per share at the end of last year to $29.80 per share at the end of fiscal 2005.

During the first quarter of fiscal 2005, we paid off a $1.5 million note balance associated with a VIE consolidated under FIN 46(R). We also made a scheduled $13 million payment during the year on our private placement notes. We expect to make another $13 million payment on these private placement notes during the fourth quarter of fiscal 2006. Debt repayments made during fiscal 2004 and 2003 totaled $14.8 million and $13.4 million, respectively.

Interest-bearing debt at the end of fiscal 2005 declined $13.2 million from a balance of $207.2 million at the end of last year. While the majority of this decline was due to the debt payments described above, a portion of it also related to a decrease in the fair value of our interest rate swap arrangements during the period. The combined fair values of the interest rate swap arrangements, as described in Note 19, was negligible as of the end of May 28, 2005. This compares to a negative $1.3 million at the end of fiscal 2004. The fair values of these swap arrangements change based on fluctuations in market interest rates. Such changes are not included in net earnings for the period. Instead, they are reflected as adjustments to our consolidated assets and/or liabilities.

At the end of fiscal 2005, the portion of our total interest-bearing debt that was effectively converted to a variable-rate basis through our swap arrangements totaled $69 million. Interest expense savings resulting from these arrangements totaled approximately $1.1 million in fiscal 2005, $1.6 million in fiscal 2004, and $0.9 million in fiscal 2003.

During fiscal 2005 we entered into a new $150 million unsecured five-year revolving credit agreement.  The agreement has an accordion feature that may enable the credit facility to be increased by an additional $50 million.  The new arrangement replaced our previous $200 million bank facility scheduled to expire in April 2005.  Outstanding borrowings under the new agreement incur interest at rates based on the prime, certificates of deposit, LIBOR, or negotiated rates.

The only usage against our unsecured credit facilities at the end of fiscal 2005 and 2004 represented outstanding standby letters of credit totaling $12.8 million and $13.8 million, respectively. The provisions of our private placement notes and unsecured credit facility require that we adhere to certain covenant restrictions and maintain certain performance ratios. We were in compliance with all such restrictions and performance ratios during the current year and expect to remain so in the future.

We believe cash on hand, cash generated from operations, and our borrowing capacity will provide adequate liquidity to fund our future business operations and capital needs.

Contingencies

We have received a subpoena from the New York Attorney General’s office requesting certain information relating to the minimum advertised price program maintained by our Herman Miller for the Home division. We are cooperating with the New York Attorney General’s office in this matter. At this time, as there has been no claim asserted in connection with this matter, we have no reasonable basis on which to estimate the financial impact, if any, of this investigation.

We currently lease a facility in the UK under an agreement that expires in January 2008. Under the terms of the lease, we are required to perform the maintenance and repairs necessary to address the general dilapidation of the facility over the lease term. The ultimate financial cost to us of this provision will be dependent on a number of factors including, but not limited to, the future use of the facility by the lessor and whether we choose and are permitted to renew the lease term. We have estimated the cost of these maintenance and repairs to be between $0 and $3 million, depending on the outcome of future plans and negotiations. Based on existing circumstances, it is considered probable that these costs will approximate $0.5 million. As a result, this amount has been recorded as a liability reflected under the caption “Other Liabilities” in the Consolidated Balance Sheet as of May 28, 2005.

For a number of years, we have sold various products to the United States Government under GSA multiple award schedule contracts. Under the terms of these contracts, the GSA is permitted to audit our compliance with the GSA contracts. We have occasionally noted errors in complying with contract provisions. From time to time we have notified the GSA of known instances of non-compliance (whether favorable or unfavorable to the GSA) once such circumstances are identified and investigated. We do not believe that any of the errors brought to the GSA’s attention will adversely affect our relationship with the GSA. Currently there are no GSA audits either scheduled or in process. Refer to Note 21 for discussion of a settlement reached with the GSA in the fourth quarter of fiscal 2005, which relates to previous audits of the 1988 to 1991 contract years. We do not expect resolution of potential future audits to have a material adverse effect on our consolidated financial statements.

We are also involved in legal proceedings and litigation arising in the ordinary course of business. It is our opinion that the outcome of such proceedings and litigation currently pending will not materially affect our consolidated financial statements.

Basis of Presentation

Fiscal years 2005, 2004, and 2003 each contained 52 weeks. This is the basis upon which all of the above weekly average data is presented. Our 2006 fiscal year, which began May 29, 2005, will have 53 weeks. This is required approximately every six years in order to re-align our fiscal calendar-end dates with the actual calendar months.

Contractual Obligations

Contractual obligations associated with our ongoing business and financing activities will result in cash payments in future periods. The following table summarizes the amounts and estimated timing of these future cash payments. Further information regarding debt obligations can be found in Note 11 of the consolidated financial statements. Likewise, further information related to operating leases can be found in Note 12.

(In Millions)	Payments due by fiscal year
Contractual Obligations	Total	2006	2007-2008	2009-2010	Thereafter

Long-Term Debt (5), (11)	$194.0	$13.0	$6.0	$--	$175.0
Estimated Interest on Debt Obligations (5)	71.9	13.1	24.8	24.3	9.7
Operating Leases	60.1	19.0	24.8	10.8	5.5
Purchase obligations (7)	45.2	42.4	2.7	0.1	--
Pension Plan Funding (8)	0.3	--	0.3	--	--
Shareholder Dividends (9),(11)	5.0	5.0	--	--	--
Other (10), (11)	11.5	1.4	3.0	2.1	5.0

Total	$388.0	$93.9	$61.6	$37.3	$195.2

(5) Amounts indicated do not include the recorded fair value of interest rate swap instruments.
(6) Estimated future interest payments on our outstanding debt obligations are based on interest rates as of May 28, 2005. Actual cash outflows may differ significantly due to changes in underlying interest rates and timing of principal payments.
(7) Purchase obligations consist of non-cancelable purchase orders and commitments for goods, services, and capital assets.
(8) Pension funding commitments are defined as the expected minimum funding requirements and planned voluntary contributions to be made in the following 12-month period. As of May 28, 2005, the total accumulated benefit obligation for our domestic and international employee pension benefit plans was $308.6 million.
(9) Represents the recorded dividend payable as of May 28, 2005. Future dividend payments are not considered contractual obligations until declared.
(10) Other contractual obligations represent long-term commitments related to deferred employee compensation benefits, minimum designer royalty payments, and scheduled commitments related to the acquisition of intellectual property rights.
(11) Total balance is reflected as a liability in the Consolidated Balance Sheet at May 28, 2005.

Off-Balance Sheet Arrangements

Guarantees
We provide certain guarantees to third parties under various arrangements in the form of product warranties, loan guarantees, standby letters of credit, lease guarantees, performance bonds, and indemnification provisions. These arrangements are accounted for and disclosed in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others” as described in Note 21 of the consolidated financial statements.

Variable Interest Entities
On occasion, we provide financial support to certain dealers in the form of term loans, lines of credit, and/or loan guarantees. At May 28, 2005, we were considered the primary beneficiary of one such relationship due to the nature of our variable interest in this entity as further discussed in Note 4 of the consolidated financial statements.

We also hold variable interests in other dealerships where we are not the primary beneficiary. The risks and rewards associated with our interests in these other dealerships are primarily limited to our outstanding loans and guarantee amounts. As of May 28, 2005, our maximum exposure to potential losses related to financing provided to these other entities totaled $1.4 million. Information on our exposure related to outstanding loan guarantees provided to such entities is included in Note 21 of the consolidated financial statements.

Critical Accounting Policies and Estimates

We attempt to report our financial results clearly and understandably. We follow accounting principles generally accepted in the U.S. in preparing our consolidated financial statements, which require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. These policies and disclosures are reviewed at least annually with the Audit Committee of the Board of Directors. Following is a summary of our more significant accounting policies that require the use of estimates and judgments in preparing the financial statements.

Revenue Recognition
As described in the “Executive Overview,” the majority of our products and services are sold through one of four channels: Independent contract furniture dealers and licensees, owned contract furniture dealers, direct to end customers, and independent retailers. We recognize revenue on sales to independent dealers, licensees, and retailers once the product is shipped and title passes to the buyer. When we sell product directly to the end customer or to owned dealers, revenue is recognized once the product and services are delivered and installation is substantially complete.

Amounts recorded as net sales generally include freight charged to customers, with the related freight expenses recognized within cost of sales. Items such as discounts off list price, rebates, and other sale-related marketing program expenses are recorded as reductions to net sales. We record accruals for rebates and other marketing programs, which require us to make estimates about future customer buying patterns and market conditions. Customer sales that reach (or fail to reach) certain levels can affect the amount of such estimates, and actual results could differ from our estimates.

Receivable Allowances
We base our allowances related to receivables on known customer exposures, historical credit experience, and the specific identification of other potential problems, including the economic climate. These methods are applied to all major receivables, including trade, lease, and notes receivable. In addition, we follow a policy that consistently applies reserve rates based on the age of outstanding accounts receivable. Actual collections can differ from our historical experience, and if economic or business conditions deteriorate significantly, adjustments to these reserves could be required.

The accounts receivable allowance totaled $5.6 million and $8.1 million at May 28, 2005 and May 29, 2004, respectively. This year-over-year reduction is attributable to the overall improvement in the quality of our accounts receivable aging.

Goodwill
The net carrying value of our goodwill assets at May 28, 2005, totaled $39.1 million. We account for our goodwill assets in accordance with Statement of Financial Accounting Standards No. 142. Under this accounting guidance, we are required to perform an annual test on our goodwill assets, by reporting unit, to determine whether the asset values are impaired. If impairment is determined, we are required to recognize a charge sufficient to reduce the net carrying value of the assets to their estimated fair market value.

Our impairment-testing model is based on the present value of projected cash flows and a residual value. In completing the test under this approach, we assume that the value of a business today is derived from the cash flow it will generate in the future. We also assume that such future cash flows can be reasonably estimated. While these projected cash flows reflect our best estimate of future reporting unit performance, actual cash flows may differ significantly.

The results of this test, performed in the fourth quarter of fiscal 2005, indicated that our net goodwill asset values were not impaired. Our testing employed an assumed discount rate, which we set at 10%. We believe this level is conservative in that it exceeds our estimated weighted average cost of capital. Changes to the discount rate used in this analysis have a significant impact on the results of the impairment test. Our analysis indicates that we could increase this discount rate by more than a full percentage point before the results of the test indicated a potential impairment issue.

Warranty Reserve
We stand behind our products and keep our promises to customers. From time to time, quality issues arise resulting in the need to incur costs to correct or replace problems with products or services. We have established warranty reserves for the various costs associated with these guarantees. General warranty reserves are based on historical claims experience and periodically adjusted for business levels. Specific reserves are established once an issue is identified. The valuations of such reserves are based on the estimated costs to correct the problem. Actual costs may vary and result in an adjustment to our reserves.

Inventory Reserves
Inventories are valued at the lower of cost or market. The inventories at the majority of our manufacturing operations are valued using the last-in, first-out (LIFO) method, whereas inventories of certain other subsidiaries are valued using first-in, first-out method. We establish reserves for excess and obsolete inventory, based on material movement and a component of judgment for consideration of current events, such as economic conditions, that may affect inventory. The amount of reserve required to record inventory at lower of cost or market may be adjusted as conditions change.

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

We have net operating loss (NOL) carryforwards available in certain jurisdictions to reduce future taxable income. We also have foreign tax credits available in certain jurisdictions to reduce future tax due. Future tax benefits for NOL carryforwards and foreign tax credits are recognized to the extent that realization of these benefits is considered more likely than not. We base this determination on the expectation that related operations will be sufficiently profitable or various tax planning strategies available to us will enable us to utilize the NOL carryforwards and/or foreign tax credits. When information becomes available that raises doubts about the realization of a deferred income tax asset, a valuation allowance is established.

Self-Insurance Reserves
With the assistance of independent actuaries, we establish reserves for workers’ compensation and general liability exposures. The reserves are established based on actuarially determined expected future claims. We also establish reserves for health benefit exposures based on historical claims information along with certain assumptions about future trends. The methods and assumptions used to determine the liabilities are applied consistently, although actual claims experience can vary. We also maintain certain insurance coverage for risk exposures through traditional premium-based insurance policies.

Pension and other Post-Retirement Benefits
The determination of the obligation and expense for pension and other post-retirement benefits depends on certain actuarial assumptions. Among the most significant of these assumptions are the discount rate, interest-crediting rate, and expected long-term rate of return on plan assets. We determine these assumptions as follows:

Discount Rate
This assumption is established at the end of the fiscal year based on high-quality corporate bond yields. We utilize the services of an independent actuarial firm to analyze and recommend an appropriate rate. For our domestic pension and other post-retirement benefit plans, the actuary uses a “bond-matching” technique, which compares the estimated future cash flows of the plan to various corporate bond portfolios with similar cash flow durations. We set the discount rate for our international pension plan based on the yield level of a commonly used corporate bond index. Because the average duration of the bonds underlying this index is less than that of our international pension plan liabilities, the index yield is used as a reference point. The final discount rate is based on a recommendation from our independent actuarial consultant after taking into consideration the index yield and the difference in comparative durations.

The discount rates established for our pension and post-retirement benefit plans at the end of fiscal 2005 were lower than those established at the end of fiscal 2004. With all other assumptions and values held constant, this change would result in an increase in our pension and post-retirement benefit plan expenses for our 2006 fiscal year, which began on May 29, 2005.

Interest Crediting Rate
We use this assumption in accounting for our primary domestic pension plan, which is a cash balance-type plan. The rate, which represents the annual rate of interest applied to each plan participant’s account balance, is established at an assumed level, or spread, below the discount rate. We base this methodology on the historical spread between the U.S. Treasury and high-quality corporate bond yields. This relationship is examined annually to determine whether the methodology is appropriate.

Expected Long-Term Rate of Return
We base this assumption on our long-term assumed rates of return for equities and fixed income securities, weighted by the allocation of the invested assets of the pension plan. We consider risk factors specific to the various classes of investments and advice from independent actuaries in establishing this rate. Changes in the investment allocation of plan assets would impact this assumption. A shift to a higher relative percentage of fixed income securities, for example, would result in a lower assumed rate.

While this assumption represents our long-term market return expectation, actual asset returns can differ from year-to-year. Such differences give rise to unrecognized actuarial gains and losses. In years where actual market returns are lower than the assumed rate, an unrecognized actuarial loss is generated. Conversely, an unrecognized actuarial gain results when actual market returns exceed the assumed rate in a given year. As of May 28, 2005, and May 29, 2004, the net unrecognized actuarial loss associated with our employee retirement plans totaled approximately $117.5 million and $104.7 million, respectively. In both periods, the majority of this unrecognized loss was associated with less than expected plan asset returns.

For purposes of determining annual net pension expense, we use a calculated method for determining the market-related value of plan assets. Under this method, we recognize the change in fair value of plan assets systematically over a five-year period. Accordingly, a large portion of our net actuarial loss is deferred. The remaining portion of the net actuarial loss is subject to amortization expense each year. The amortization period used in determining this expense is the estimated remaining working life of active pension plan participants. We currently estimate this period to be approximately 13 years. As of the beginning of fiscal year 2005, the deferred net actuarial loss (i.e., the portion of the total net actuarial loss not subject to amortization) was approximately $57.7 million.

Refer to Note 13 of the consolidated financial statements for more information regarding costs and assumptions used for employee benefit plans.

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

Stock-Based Compensation
We view stock-based compensation as a key component of total compensation for certain of our employees and non-employee directors. We account for these plans, which include grants of restricted stock, restricted stock units, and stock options, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations (APB 25). Under this guidance we recognize compensation expense related to grants of restricted stock and stock units. For stock options issuances, we do not recognize compensation expense when the stock options are granted to employees and directors at fair market value as of the grant date.

As required by Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement No. 123,” (SFAS 148), we have been disclosing in the notes to the consolidated financial statements the pro-forma impact on net earnings and earnings per share had we recognized expense related to stock option-based compensation. These pro-forma disclosures require us to estimate a fair value for each stock option issued. In completing this valuation, we utilize an option-pricing model that requires the use of several input assumptions. Among the most significant of these assumptions are the expected volatility of our common stock price, and the expected timing of future stock option exercises. Certain assumptions affecting Stock-Based Compensation are described below.

Expected Volatility
This represents a measure, expressed as a percentage, of the expected fluctuation in the market price of our common stock. As a point of reference, a high volatility percentage would assume a wider dispersion in the expected range of market returns for a particular security. All other assumptions held constant, this would yield a higher stock option valuation than a calculation using a lower measure of volatility. For purposes of determining our pro-forma footnote disclosure in fiscal year 2005, we have assumed expected volatilities of between 28% and 31%.

Expected Term of Options
This assumption represents the expected length of time between the grant date of a stock option and the date at which it is exercised (option life). For fiscal year 2005, we assumed average expected option lives of between 1 and 4 years in calculating our pro-forma footnote disclosure.

Refer to Notes 1, 15, and 16 for further discussion on our stock-based compensation plans as well as the effective date of recently issued accounting guidance that will require us to recognize compensation expense on grants of stock options beginning with our 2007 fiscal year.

New Accounting Standards

In May 2004, the FASB issued Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP 106-2), in response to the Act signed into law on December 8, 2003. The Act introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree healthcare plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The provisions of FSP 106-2 provide guidance on the accounting treatment and required disclosures relating to the effects of the Act. This guidance supersedes FASB Staff Position No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003". FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. We adopted FSP 106-2 at the beginning of the second quarter of fiscal 2005. Refer to Note 13 for further discussion.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (SFAS 151). This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred in fiscal years beginning after June 15, 2005. As such, we are required to adopt these provisions at the beginning of fiscal year 2007. We do not expect the adoption of SFAS 151 to have a material impact on our consolidated financial statements.

In December 2004, the FASB issued a revision of SFAS No. 123, “Share-Based Payment” (SFAS 123(R)), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. This statement focuses primarily on transactions in which an entity obtains employee services in exchange for share-based payments. Under SFAS 123(R), a public entity generally is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with such cost recognized over the applicable vesting period. This new accounting treatment is also required for any share-based payments to the company’s Board of Directors. As defined within the transition provisions of SFAS 123(R), public entities are required to adopt this new method of accounting using the modified prospective method and may elect to restate prior periods using the modified retrospective method. SFAS 123(R) also requires an entity to provide certain disclosures in order to assist in understanding the nature of share-based payment transactions and the effects of those transactions on the financial statements. On April 14, 2005, the SEC announced that it would provide for phased-in implementation of SFAS 123(R). Under this provision registrants are required adopt SFAS 123(R) no later than the beginning of the fiscal year beginning after June 15, 2005. As such, we are required to adopt the provisions of SFAS 123(R) at the beginning of fiscal 2007. Refer to Note 1 for disclosure of the pro-forma earnings effects of our stock-based awards. We are currently evaluating the impact the implementation guidance and revisions included in SFAS 123(R) will have on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29” (SFAS 153). This Statement amends APB 29, eliminating the exception to the fair-value principle for exchanges of “similar productive assets,” which had been accounted for based on the book value of the assets surrendered with no gain recognition. The general requirement under APB 29 that nonmonetary exchanges of assets be accounted for at fair value with gain or loss recognition was left intact, as long as the exchange has commercial substance and the fair value is determinable. The provisions of SFAS 153 should be applied prospectively, effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. As such, we are required to adopt these provisions at the beginning of the second quarter of fiscal 2006. We do not expect the adoption of SFAS 153 to have a material impact on our consolidated financial statements.

In December 2004, the FASB issued Staff Position No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP 109-1) and 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP 109-2). This guidance was issued in response to the American Jobs Creation Act of 2004 that was signed into law by the President in October 2004. These new standards were effective upon issuance, during the third quarter of fiscal 2005. Refer to Note 17 for further discussion of the impact on our consolidated financial statements.

In February 2005, the SEC Office of the Chief Accountant issued a letter to clarify the staff’s interpretation regarding the accounting for operating leases under generally accepted accounting principles. Issues covered in this clarification include the amortization of leasehold improvements, rent holidays, and landlord/tenant incentives. The SEC staff believes that its positions are based upon existing accounting literature, and as such, any registrants who determine their accounting for leases in prior periods to be in error should issue a restatement of results from the correction of any such errors, if deemed significant. We have reevaluated our accounting for leases and determined that the impact of this clarification on our consolidated financial statements was not material in fiscal 2005 or in prior periods. Refer to Note 12 for further information regarding our operating leases.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143” (FIN 47). Under FIN 47, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Any uncertainty about the amount and/or timing of future settlement should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value. The provisions of FIN 47 are required to be applied no later than the end of fiscal years ending after December 15, 2005, although early adoption is encouraged. As such, we are required to adopt FIN 47 by the end of fiscal 2006 and are currently evaluating its impact on our consolidated financial statements.

Forward Looking Statements

Certain statements in this filing are not historical facts but are “forward-looking statements” as defined under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended. Such statements are based on management’s belief, assumptions, current expectations, estimates and projections about the office furniture industry, the economy and the company itself. Words like “anticipates,” “believes,” “confident,” “estimates,” “expects,” “forecast,” “likely,” “plans,” “projects,” and “should,” and variations of such words and similar expressions identify forward looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, expense, likelihood and degree of occurrence. These risks include, without limitation, employment and general economic conditions, the pace of economic recovery in the U.S. and in our international markets, the increase in white collar employment, the willingness of customers to undertake capital expenditures, the types of products purchased by customers, the possibility of order cancellations or deferrals by customers, competitive pricing pressures, the availability and pricing of direct materials, our reliance on a limited number of suppliers, currency fluctuations, the ability to increase prices to absorb the additional costs of direct materials, the financial strength of our dealers, the financial strength of our customers, the mix of our products purchased by customers, the success of the transition to our new executive management team, our ability to attract and retain key executives and other qualified employees, our ability to continue to make product innovations, the strength of the intellectual property relating to our products, the success of newly introduced products, our ability to serve all of our markets, possible acquisitions, divestitures or alliances, the outcome of pending litigation or governmental audits or investigations, and other risks identified in our filings with the Securities and Exchange Commission. Therefore, actual results and outcomes may materially differ from what we express or forecast. Furthermore, Herman Miller, Inc. takes no obligation to update, amend, or clarify forward-looking statements.

Item 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company manufactures, markets and sells its products throughout the world and, as a result, is subject to changing economic conditions, which could reduce the demand for its products.

Direct Material Costs
The company is exposed to risks arising from price changes for certain direct materials used in its manufacturing processes. The largest direct material costs incurred by the company are for steel, plastic/textiles, and wood particleboard components. During fiscal year 2005, the market price of steel rose significantly. As a result, the company estimates its direct material costs for steel in that period increased between $18 million and $20 million over the previous year. The market price of plastic components is sensitive to the cost of oil and natural gas. Oil and natural gas prices increased sharply during the latter half of fiscal year 2005 and the company expects this will likely have a negative effect on the price of plastics and textiles in the near term. In addition to the market dynamics of supply and demand, the cost of wood particleboard is sensitive to the impact of oil prices on resins and physical transportation.

Foreign Exchange Risk
The company manufactures its products in the United States and the United Kingdom. It also sources completed products and product components from outside the United States. The company’s completed products are sold in numerous countries around the world. Sales in foreign countries as well as certain expenses related to those sales are transacted in currencies other than the company’s reporting currency, the U.S. dollar. Accordingly, production costs and profit margins related to these sales are affected by the currency exchange relationship between the countries where the sales take place and the countries where the products are sourced or manufactured. These currency exchange relationships can also affect the company’s competitive positions within these markets. The principal foreign currencies in which the company conducts its business are the British Pound, Euro, Canadian Dollar, Japanese Yen, and Mexican Peso.

Favorable foreign currency fluctuations during fiscal 2005 resulted in increased earnings from continuing operations before income taxes of $0.2 million. Additionally, the accumulated other comprehensive loss component of total shareholders’ equity was reduced during fiscal 2005 by $3.9 million as a result of these changes. By comparison, currency fluctuations in fiscal 2004 resulted in increased pretax earnings of $0.1 million and reduced accumulated other comprehensive loss by $3.4 million.

Interest Rate Risk
The company maintains fixed-rate debt. For fixed-rate debt, changes in interest rates generally affect fair market value but not earnings or cash flows. The company does not have an incentive to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on such debt until the company would be required to refinance it. The company has three separate interest rate swap agreements that effectively convert $69 million in total of fixed-rate debt to a variable-rate basis at the end of the fiscal year. This debt is subject to changes in interest rates, which, if significant, could have a material impact on the company’s financial results. The interest rate swap derivative instruments are held and used by the company as a tool for managing interest rate risk. They are not used for trading or speculative purposes. The counterparties to these swap instruments are large financial institutions that the company believes are of high-quality creditworthiness. While the company may be exposed to potential losses due to the credit risk of non-performance by these counterparties, such losses are not anticipated.

The swap arrangements resulted in a reduction of net interest expense of approximately $1.1 million, $1.6 million and $0.9 million in fiscal years 2005, 2004, and 2003, respectively. As of May 28, 2005, the combined fair market values of the swap instruments was less than $0.1 million. All cash flows related to the company’s interest rate swap agreements are denominated in U.S. dollars. For further information, refer to Notes 18 and 19 to the consolidated financial statements.

As of May 28, 2005, the weighted-average interest rate on the company’s variable-rate debt was approximately 6.4%. Based on the level of variable-rate debt outstanding as of that date, a 1 percentage-point increase in the weighted-average interest rate would increase the company’s annual pre-tax interest expense by approximately $0.7 million.

Expected cash flows (notional amounts) over the next five years and thereafter related to debt instruments are as follows.

(In Millions)	2006	2007		2008	2009		2010	Thereafter	Total(1)

Long-term Debt:
Fixed Rate	$13.0		$3.0	$3.0	$	---	$--	$175.0	$194.0
Wtd. Average Interest Rate =7.06%

Derivative Financial Instruments Related to Debt - Interest Rate Swaps:
Pay Variable/Receive Fixed	$10.0	$	---	$--		$--	$--	$--	$10.0
Pay Interest Rate = 5.32% (at May 28, 2005)
Received Interest Rate = 6.37%

Pay Variable/Receive Fixed	$3.0		$3.0	$3.0	$	---	$--	$--	$9.0
Pay Interest Rate = 6.96% (at May 28, 2005)
Received Interest Rate = 6.52%

Pay Variable/Receive Fixed	$--		$--	$--		$--	$--	$50.0	$50.0
Pay Interest Rate = 6.50% (at May 28, 2005)
Receive Interest Rate = 7.125%

(1) Amount does not include the recorded fair value of the swap instruments, which totaled less than $0.1 million at the end of fiscal 2005.

Item 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly Financial Data

Set forth below is a summary of the quarterly operating results on a consolidated basis for the years ended May 28, 2005, May 29, 2004, and May 31, 2003. Refer to Management’s Discussion and Analysis provided in Item 7 and the Notes to the Consolidated Financial Statements for further disclosure of significant accounting transactions that may have affected the quarterly operating results for each of the periods presented.

(In Millions, Except Per Share Data)		First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2005	Net sales	$357.3	$368.4	$382.4	$407.5
	Gross margin (3)	112.1	120.0	122.9	134.9
	Net earnings (3)	14.3	15.4	16.8	21.6
	Earnings per share-basic	.20	.22	.24	.31
	Earnings per share-diluted (3)	.20	.22	.24	.31

2004	Net sales (3)	$324.5	$330.3	$329.6	$353.8
	Gross margin (3)	101.6	102.0	99.3	112.5
	Earnings before cumulative effect of accounting changes (3)	6.2	9.1	7.8	19.8
	Cumulative effect of accounting changes:
	Variable interest entities (1)	--	--	--	(0.5)
	Net earnings (3)	6.2	9.1	7.8	19.3
	Earnings per share - basic, before cumulative effect of accounting changes	.08	.12	.11	.28
	Earnings per share-basic	.08	.12	.11	.27
	Earnings per share - diluted, cumulative effect of accounting changes	.08	.12	.11	.27
	Earnings per share-diluted	.08	.12	.11	.27

2003	Net sales	$346.9	$357.3	$310.4	$321.9
	Gross margin	109.2	113.7	93.5	107.2
	Net earnings	9.8	11.8	3.0	(1.3)
	Earnings per share-basic	.13	.16	.04	(.02)
	Earnings per share-diluted (2)	.13	.16	.04	(.02)

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
(3) Sum of the quarters does not equal the annual balance reflected in the Consolidated Statements of Operations due to rounding.

Consolidated Statements Of Operations (In Millions, Except Per Share Data)	May 28, 2005	May 29, 2004	May 31, 2003

Net Sales	$1,515.6	$1,338.3	$1,336.5
Cost of Sales	1,025.8	922.7	912.9

Gross Margin	489.8	415.6	423.6

Operating Expenses:
Selling, general, and administrative (Note 21)	326.7	304.1	319.8
Design and research (Note 1)	40.2	40.0	39.1
Restructuring expenses (Note 3)	1.0	10.3	16.4

Total Operating Expenses	367.9	354.4	375.3

Operating Earnings	121.9	61.2	48.3

Other Expenses (Income):
Interest expense	14.0	14.1	15.7
Interest income	(4.6)	(4.5)	(6.6)
Other, net	(0.3)	--	3.4

Net Other Expenses	9.1	9.6	12.5

Earnings from Continuing Operations
Before Income Taxes and Minority Interest	112.8	51.6	35.8
Income Tax Expense on Earnings from Continuing
Operations (Note 17)	44.7	8.8	12.5
Minority Interest, net of tax expense (Note 2)	0.1	--	--

Earnings Before Cumulative Effect of a Change
In Accounting Principle	68.0	42.8	23.3
Cumulative Effect of a Change in Accounting Principle,
net of tax expense of $0.4 (Note 4)	--	(0.5)	--

Net Earnings	$68.0	$42.3	$23.3

Earnings Per Share - Basic:
Earnings Before Cumulative Effect of a Change
In Accounting Principle	$0.97	$0.59	$0.31
Cumulative Effect of a Change in Accounting Principle,
net of tax	--	(0.01)	--

Earnings Per Share - Basic	$0.97	$0.58	$0.31

Earnings Per Share - Diluted:
Earnings Before Cumulative Effect of a Change
In Accounting Principle	$0.96	$0.59	$0.31
Cumulative Effect of a Change in Accounting Principle,
net of tax	--	(0.01)	--

Earnings Per Share - Diluted	$0.96	$0.58	$0.31

Consolidated Balance Sheets (In Millions, Except Share and Per Share Data)	May 28, 2005	May 29, 2004

Assets
Current Assets:
Cash and cash equivalents	$154.4	$189.2
Short-term investments (Note 1)	13.9	10.7
Accounts receivable, less allowances of $5.6 in 2005 and $8.1
in 2004	169.8	142.4
Inventories (Note 5)	46.7	38.1
Assets held for sale	0.4	--
Prepaid expenses and other (Note 6)	49.0	50.2

Total Current Assets	434.2	430.6

Property and Equipment:
Land and improvements	20.9	19.1
Buildings and improvements	132.5	129.3
Machinery and equipment	527.9	545.0
Construction in progress	14.3	6.7

	695.6	700.1
Less: accumulated depreciation	500.2	491.6

Net Property and Equipment	195.4	208.5
Goodwill	39.1	39.1
Other Assets (Note 7)	36.8	36.5

Total Assets	$705.5	$714.7

Liabilities and Shareholders' Equity
Current Liabilities:
Unfunded checks	$7.9	$8.6
Current maturities of long-term debt (Note 11)	13.0	13.0
Notes payable (Note 10)	--	1.5
Accounts payable	106.6	90.4
Accrued liabilities (Note 8)	157.4	123.8

Total Current Liabilities	284.9	237.3
Long-term Debt, less current maturities (Note 11)	181.0	192.7
Other Liabilities (Note 9)	69.0	90.1

Total Liabilities	534.9	520.1

Minority Interest (Note 2)	0.1	--

Shareholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized,
none issued)	--	--
Common stock, $0.20 par value (240,000,000 shares authorized,
69,585,989 and 71,750,979 shares issued and outstanding in 2005
and 2004)	13.9	14.4
Additional paid-in capital	--	--
Retained earnings	227.3	246.1
Accumulated other comprehensive loss (Note 1)	(64.4)	(57.6)
Key executive stock programs	(6.3)	(8.3)

Total Shareholders' Equity	170.5	194.6

Total Liabilities and Shareholders' Equity	$705.5	$714.7

Consolidated Statements of Shareholders’ Equity
(In Millions, Except Share and Per Share Data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Key Exec. Stock Programs	Total Shareholders' Equity

Balance, June 1, 2002	$15.2	$-	$295.8	$(34.3)	$(13.7)	$263.0

Net earnings	-	-	23.3	-	-	23.3
Current year translation adjustment	-	-	-	7.7	-	7.7
Minimum pension liability (net of tax of $22.1 million)	-	-	-	(36.1)	-	(36.1)
Unrealized holding gain on investments available-for-sale	-	-	-	0.1	-	0.1

Total comprehensive loss						(5.0)
Cash dividends ($.145 per share)	-	-	(10.8)	-	-	(10.8)
Exercise of stock options	-	0.7	-	-	-	0.7
Employee stock purchase plan	0.1	3.1	-	-	-	3.2
Tax benefit relating to stock options	-	0.2	-	-	-	0.2
Repurchase and retirement of 3,642,013 shares of common
stock	(0.7)	(3.4)	(57.8)	-	-	(61.9)
Directors' fees	-	0.1	-	-	-	0.1
Stock grants earned	-	-	-	-	1.5	1.5
Stock grants issued	-	0.3	-	-	(0.3)	-
Deferred compensation plan	-	(1.0)	-	-	1.0	-

Balance, May 31, 2003	$14.6	$-	$250.5	$(62.6)	$(11.5)	$191.0

Net earnings	-	-	42.3	-	-	42.3
Current year translation adjustment	-	-	-	3.4	-	3.4
Minimum pension liability (net of tax of $1.2 million)	-	-	-	2.2	-	2.2
Unrealized holding loss on investments available-for-sale	-	-	-	(0.6)	-	(0.6)

Total comprehensive income						47.3
Cash dividends ($.18125 per share)	-	-	(13.1)	-	-	(13.1)
Exercise of stock options	0.3	24.2	-	-	-	24.5
Employee stock purchase plan	-	2.8	-	-	-	2.8
Tax benefit relating to stock options	-	2.5	-	-	-	2.5
Repurchase and retirement of 2,462,996 shares of common
stock	(0.5)	(27.9)	(33.6)	-	-	(62.0)
Directors' fees	-	0.1	-	-	-	0.1
Stock grants earned	-	-	-	-	1.5	1.5
Stock grants issued	-	0.1	-	-	(0.1)	-
Deferred compensation plan	-	(1.8)	-	-	1.8	-

Balance, May 29, 2004	$14.4	$-	$246.1	$(57.6)	$(8.3)	$194.6

Net earnings	-	-	68.0	-	-	68.0
Current year translation adjustment	-	-	-	3.9	-	3.9
Minimum pension liability (net of tax of $4.3 million)	-	-	-	(10.4)	-	(10.4)
Unrealized holding loss on investments available-for-sale
(net of tax of $0.1 million)	-	-	-	(0.3)	-	(0.3)

Total comprehensive income						61.2
Cash dividends ($.29 per share)	-	-	(20.3)	-	-	(20.3)
Exercise of stock options	0.5	56.4	-	-	-	56.9
Employee stock purchase plan	-	2.9	-	-	-	2.9
Tax benefit relating to stock options	-	4.8	-	-	-	4.8
Repurchase and retirement of 4,877,832 shares of common
stock	(1.0)	(64.1)	(66.5)	-	-	(131.6)
Directors' fees	-	0.2	-	-	-	0.2
Stock grants earned	-	-	-	-	1.8	1.8
Stock grants issued	-	2.6	-	-	(2.6)	-
Deferred compensation plan	-	(2.8)	-	-	2.8	-

Balance, May 28, 2005	$13.9	$-	$227.3	$(64.4)	$(6.3)	$170.5

Consolidated Statements of Cash Flows (In Millions)	May 28, 2005	May 29, 2004	May 31, 2003

Cash Flows from Operating Activities:
Net earnings	$68.0	$42.3	$23.3
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Cumulative effect of a change in accounting
principle, net of tax (Note 4)	--	0.5	--
Other (Note 20)	41.3	39.9	121.4

Net Cash Provided by Operating Activities	109.3	82.7	144.7

Cash Flows from Investing Activities:
Notes receivable repayments	27.9	48.0	189.2
Notes receivable issued	(27.4)	(48.9)	(190.0)
Short-term investment purchases	(18.7)	(9.0)	(4.5)
Short-term investment sales	15.2	9.3	4.2
Capital expenditures	(34.9)	(26.7)	(29.0)
Proceeds from sales of property and equipment	0.4	6.7	20.7
Net cash paid for acquisitions (Note 2)	(0.7)	(0.2)	--
Other, net	(1.9)	(1.1)	2.1

Net Cash Used for Investing Activities	(40.1)	(21.9)	(7.3)

Cash Flows from Financing Activities:
Short-term debt repayments (Note 10)	(1.5)	--	(2.8)
Long-term debt repayments	(13.0)	(14.8)	(10.6)
Dividends paid	(20.4)	(10.6)	(10.8)
Common stock issued (Note 14)	59.9	27.4	3.9
Common stock repurchased and retired (Note 14)	(131.6)	(62.0)	(61.9)

Net Cash Used for Financing Activities	(106.6)	(60.0)	(82.2)

Effect of Exchange Rate Changes on Cash and Cash
Equivalents	2.6	2.7	6.3

Net Increase (Decrease) in Cash and Cash Equivalents	(34.8)	3.5	61.5
Cash Increase from Cumulative Effect of a Change in
Accounting Principle (Note 4)	--	0.2	--
Cash and Cash Equivalents, Beginning of Year	189.2	185.5	124.0

Cash and Cash Equivalents, End of Year	$154.4	$189.2	$185.5

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

Description of Business The company researches, designs, manufactures and distributes interior furnishings, primarily within workplace environments, and provides related services that support companies all over the world. The company’s products are sold primarily to or through independent contract office furniture dealers. Accordingly, accounts and notes receivable in the accompanying balance sheets are principally amounts due from the dealers.

Fiscal Year The company’s fiscal year ends on the Saturday closest to May 31. The years ended May 28, 2005, May 29, 2004, and May 31, 2003, each contained 52 weeks.

Foreign Currency Translation The functional currency for foreign subsidiaries is the local currency. The cumulative effects of translating the balance sheet accounts from the functional currency into the United States dollar at current exchange rates and revenue and expense accounts using average exchange rates for the period are reflected as a component of comprehensive income (loss) in the Consolidated Statements of Shareholders’ Equity. Gains arising from remeasuring all foreign currency transactions into the appropriate functional currency, which were included in “Other Expenses (Income)” in the Consolidated Statements of Income, totaled $0.2 million, $0.1 million, and $0.9 million for the years ended May 28, 2005, May 29, 2004, and May 31, 2003, respectively.

Cash Equivalents The company holds cash equivalents as part of its cash management function. Cash equivalents include money market funds, time deposit investments, and treasury bills with original maturities of less than three months. The carrying value of cash equivalents, which approximates fair value, totaled $101.1 million and $131.9 million as of May 28, 2005, and May 29, 2004, respectively. All cash and cash equivalents are high-credit quality financial instruments, and the amount of credit exposure to any one financial institution or instrument is limited.

Short-Term Investments The company maintains a portfolio of short-term investments comprised of investment grade fixed-income securities. These investments are held by the company’s wholly owned insurance captive and are considered “available-for-sale” as defined in Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, they have been recorded at fair market value based on quoted market prices, with the resulting net unrealized holding gains or losses reflected net of tax as a component of “Accumulated Other Comprehensive Loss” in the Consolidated Statements of Shareholders’ Equity.

All marketable security transactions are recognized on the trade date. Realized gains and losses on disposal of available-for-sale investments are included in “Interest Income” in the Consolidated Statements of Operations. Net investment income recognized in the Consolidated Statements of Operations for available-for-sale investments totaled $0.7 million, $0.5 million, and $0.9 million for the years ended May 28, 2005, May 29, 2004, and May 31, 2003, respectively.

The following is a summary of the carrying and market values of the company’s short-term investments as of the dates indicated.

	May 28, 2005

(In Millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value

US Government & Agency Debt	$3.7	$0.1	$--	$3.8
Foreign Government Debt	0.5	--	--	0.5
Corporate Bonds	5.3	0.1	--	5.4
Mortgage-Backed	4.0	--	--	4.0
Other Debt	0.2	--	--	0.2

Total	$13.7	$0.2	$--	$13.9

	May 29, 2004

(In Millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value

Foreign Government Debt	$5.5	$0.5	$--	$6.0
Corporate Bonds	4.8	--	(0.1)	4.7

Total	$10.3	$0.5	$(0.1)	$10.7

Maturities of short-term investments as of May 28, 2005, are as follows.

(In Millions)	Cost	Market Value

Due within one year	$0.9	$1.0
Due after one year through five years	4.9	5.0
Due after five years	7.9	7.9

Total	$13.7	$13.9

Accounts Receivable Allowances Reserves for uncollectible accounts receivable balances are based on known customer exposures, historical credit experience, and the specific identification of other potential problems, including the economic climate. Fully reserved balances are written off against the reserve once the company determines collection to be remote. The company generally does not require collateral or other security on trade accounts receivable.

Property, Equipment, and Depreciation Property and equipment are stated at cost. The cost is depreciated over the estimated useful lives of the assets, using the straight-line method. Estimated useful lives range from 3 to 10 years for machinery and equipment and do not exceed 40 years for buildings. Leasehold improvements are depreciated over the lesser of the lease term or the assets’ useful life, not to exceed 10 years. The company capitalizes certain external and internal costs incurred in connection with the development, testing, and installation of software for internal use. Software for internal use is included in property and equipment and is depreciated over an estimated useful life of 5 years or less. The company re-classified assets with a net carrying value of $0.4 million to current assets held for sale in the Consolidated Balance Sheet at May 28, 2005, related to a warehouse/storage facility in West Michigan that the company previously exited and expects to sell within the next fiscal year. As of the end of fiscal 2005, outstanding commitments for future capital purchases approximated $10.6 million.

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

Refer to Note 3, Restructuring Charges for discussion of impairments recognized during fiscal years 2004 and 2003 in connection with the company’s restructuring activities.

Goodwill and Other Intangible Assets The company is required to test the carrying value of goodwill for impairment at the “reporting unit” level annually or more frequently if a triggering event occurs under the provisions of SFAS 142, “Goodwill and Other Intangible Assets” (SFAS 142). As a matter of practice, the company performs the required annual impairment testing of goodwill during the fourth quarter of each fiscal year. The annual testing performed indicated the fair value exceeded the recorded carrying value of the company’s goodwill assets, and accordingly no impairment charge was required for the years ending May 28, 2005, May 29, 2004, and May 31, 2003. In addition, the carrying amount of goodwill during fiscal years 2005 and 2004 did not change.

SFAS 142 also requires the company to evaluate its other intangible assets to determine whether any have “indefinite useful lives.” Under this accounting standard, intangible assets with indefinite useful lives, if any, are not subject to amortization. The company has not classified any of its other intangible assets as having indefinite useful lives and, accordingly, continues to amortize them over their remaining useful lives. The company amortizes its other intangible assets using the straight-line method over periods ranging from 8 to 17 years.

Other intangible assets are comprised of patents, trademarks, and intellectual property rights with a combined gross carrying value and accumulated amortization of $9.7 million and $4.0 million, respectively, as of May 28, 2005. As of May 29, 2004, these amounts totaled $11.0 million and $5.1 million, respectively.

Estimated amortization expense for intangible assets as of May 28, 2005, for each of the succeeding five fiscal years is as follows.

(In Millions)
2006	$1.0
2007	1.0
2008	0.9
2009	0.9
2010	0.9

Notes Receivable The notes receivable are primarily from certain independent contract office furniture dealers. These notes are the result of dealers in transition either through a change in ownership or general financial difficulty. The notes generally are collateralized by the assets of the dealers and bear interest based on the prevailing prime rate. Recorded reserves are based on historical credit experience, collateralization levels, and the specific identification of other potential collection problems. Interest income relating to these notes was $0.4 million, $0.5 million, and $0.7 million in 2005, 2004, and 2003, respectively.

Unfunded Checks As a result of maintaining a consolidated cash management system, the company utilizes controlled disbursement bank accounts. These accounts are funded as checks are presented for payment, not when checks are issued. Any resulting book overdraft position is included in current liabilities as unfunded checks.

Self-Insurance The company is partially self-insured for general liability, workers’ compensation, and certain employee health benefits under insurance arrangements that provide for third-party coverage of claims exceeding the company’s loss retention levels. The company’s retention levels designated within significant insurance arrangements as of May 28, 2005 are as follows:

Retention Levels

General Liability and Auto Liability/Physical Damage	$1.00 million per occurrence
Workers' Compensation and Property	$0.75 million per occurrence
Health Benefits	$0.20 million per employee

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

Research, Development, Advertising, and Other Related Costs Research, development, advertising materials, pre-production and start-up costs are expensed as incurred. Research and development (R&D) costs consist of expenditures incurred during the course of planned search and investigation aimed at discovery of new knowledge useful in developing new products or processes. R&D costs also include the significant enhancement of existing products or production processes and the implementation of such through design, testing of product alternatives, or construction of prototypes. Royalty payments made to designers of the company’s products as the products are sold are not included in research and development costs, as they are a variable cost based on product sales. Research and development costs, included in “Design and Research” expense in the accompanying Consolidated Statements of Operations, were $32.7 million, $34.6 million, and $33.3 million, in 2005, 2004, and 2003, respectively. Advertising costs, included in selling, general, and administrative expense in the accompanying Consolidated Statements of Operations, were $2.7 million, $1.9 million, and $0.8 million, in 2005, 2004, and 2003, respectively.

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

Stock-Based Compensation At May 28, 2005, the company had several stock-based compensation plans, which are described fully in Notes 15 and 16, Stock Plans and Key Executive and Director Stock Programs. The company accounts for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Under this method, which continues to be acceptable under Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement No. 123,” (SFAS 148), no compensation expense is recognized when stock options are granted to employees and directors at fair market value as of the grant date.

The following table illustrates the effect on fiscal year net earnings and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) to stock-based employee compensation during the periods indicated with the Black-Scholes pricing model used for valuation of stock options.

(In Millions, Except Per Share Data)	2005	2004	2003

Net earnings, as reported	$68.0	$42.3	$23.3
Less: Incremental stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	(6.1)	(10.5)	(10.4)

Pro forma net earnings	$61.9	$31.8	$12.9

Total stock-based employee compensation
expense included in net earnings, as
reported, net of related tax effects	$1.1	$0.9	$1.0

Earnings per share:
Basic, as reported	$0.97	$0.58	$0.31
Basic, pro forma	$0.88	$0.44	$0.17
Diluted, as reported	$0.96	$0.58	$0.31
Diluted, pro forma	$0.87	$0.44	$0.17

Earnings per Share Basic earnings per share (EPS) excludes the dilutive effect of common shares that could potentially be issued, due to the exercise of stock options or the vesting of restricted shares, and is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted EPS for fiscal years 2005, 2004, and 2003 was computed by dividing net earnings by the sum of the weighted-average number of shares outstanding, plus all dilutive shares that could potentially be issued. Refer to Note 14, Common Stock and Per Share Information, for further information regarding the computation of EPS.

Revenue Recognition The company recognizes revenue on sales through its network of independent contract furniture dealers and independent retailers once the related product is shipped and title passes to the dealer. In situations where products are sold through subsidiary dealers or directly to the end customer, revenue is recognized once the related product is shipped to the end customer and installation is substantially complete. Offers such as rebates and discounts are recorded as reductions to net sales. Unearned revenue arises as a normal part of business from advance payments from customers for future delivery of product and service.

Shipping and Handling Expenses The company records shipping and handling related expenses under the caption “Cost of Sales” in the Consolidated Statements of Operations.

Comprehensive Income/(Loss) The company’s comprehensive income (loss) consists of net earnings, foreign currency translation adjustments, minimum pension liability, and unrealized holding gains (losses) on “available-for-sale” investments. The components of “Accumulated Other Comprehensive Loss” in each of the last three fiscal years are as follows.

(In Millions)	Foreign Currency Translation Adjustments	Minimum Pension Liability (net of tax)	Unrealized Holding Period Gains (Losses) (net of tax)	Total Accumulated Other Comprehensive Income (Loss)

Balance, June 1, 2002	$(19.0)	$(16.2)	$0.9	$(34.3)
Other comprehensive
gain/(loss) in fiscal 2003	7.7	(36.1)	0.1	(28.3)

Balance, May 31, 2003	(11.3)	(52.3)	1.0	(62.6)
Other comprehensive
gain/(loss) in fiscal 2004	3.4	2.2	(0.6)	5.0

Balance, May 29, 2004	(7.9)	(50.1)	0.4	(57.6)
Other comprehensive
gain/(loss) in fiscal 2005	3.9	(10.4)	(0.3)	(6.8)

Balance, May 28, 2005	$(4.0)	$(60.5)	$0.1	$(64.4)

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

Change in Accounting Estimate In fiscal 2005, pretax operating expenses were reduced by $13.0 million due to reserve reductions resulting from an internal evaluation of reserves on open contract years with the General Services Administration (GSA). This evaluation was prompted by a settlement reached with the GSA during the fourth quarter of fiscal 2005 concerning a prior contract audit. The effect of this adjustment on fiscal 2005 Earnings Per Share – Diluted was an increase of approximately $0.12. Refer to Note 21, Guarantees, Indemnifications, and Contingencies, for further discussion regarding this settlement.

Fiscal 2004 operating expenses included a $5.2 million pretax credit related to the reversal of an accrued legal liability. Refer to Note 21, Guarantees, Indemnifications, and Contingencies, for further discussion regarding this reversal. The effect of this adjustment on fiscal 2004 Earnings Per Share – Diluted was an increase of approximately $0.05.

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

In addition, as noted below under New Accounting Standards, the company adopted FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN46(R)), which was recognized as a cumulative effect of a change in accounting principle as of May 29, 2004. Refer to Note 4, Variable Interest Entities, for further discussion.

New Accounting Standards In May 2004, the FASB issued Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP 106-2), in response to the Act signed into law on December 8, 2003. The Act introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree healthcare plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The provisions of FSP 106-2 provide guidance on the accounting treatment and required disclosures relating to the effects of the Act. This guidance supersedes FASB Staff Position No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003". FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. The company adopted FSP 106-2 at the beginning of the second quarter of fiscal 2005. Refer to Note 13, Employee Benefit Plans, for further discussion.

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

In December 2004, the FASB issued a revision of SFAS No. 123, “Share-Based Payment” (SFAS 123(R)), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. This statement focuses primarily on transactions in which an entity obtains employee services in exchange for share-based payments. Under SFAS 123(R), a public entity generally is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with such cost recognized over the applicable vesting period. This new accounting treatment is also required for any share-based payments to the company’s Board of Directors. As defined within the transition provisions of SFAS 123(R), public entities are required to adopt this new method of accounting using the modified prospective method and may elect to restate prior periods using the modified retrospective method. SFAS 123(R) also requires an entity to provide certain disclosures in order to assist in understanding the nature of share-based payment transactions and the effects of those transactions on the financial statements. On April 14, 2005, the SEC announced that it would provide for phased-in implementation of SFAS 123(R). Under this provision registrants are required adopt SFAS 123(R) no later than the beginning of the fiscal year beginning after June 15, 2005. As such, the company is required to adopt the provisions of SFAS 123(R) at the beginning of fiscal 2007. While the company currently discloses the pro-forma earnings effects of its stock-based awards as noted in the Stock-Based Compensation section of Note 1, it is currently evaluating the impact the implementation guidance and revisions included in SFAS 123(R) will have on its consolidated financial statements.

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

In December 2004, the FASB issued Staff Position No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP 109-1) and 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP 109-2). This guidance was issued in response to the American Jobs Creation Act of 2004 that was signed into law by the President on October 22, 2004. These new standards were effective upon issuance, during the third quarter of fiscal 2005. Refer to Note 17, Income Taxes, for further discussion.

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

2.     Acquisitions and Divestitures

During the first quarter of fiscal 2005, the company acquired certain assets and liabilities of Office Interiors, Inc., a contract furniture dealership primarily based in Oklahoma City, Oklahoma, for $0.7 million. This resulted in the recognition of pre-tax income of $0.4 million due to the reversal of a financial guarantee liability because the company was released from the guarantee by the third-party as part of this transaction. The gain is reflected in “Other Expenses (Income)” in the Consolidated Statements of Operations. Refer to Note 21, Guarantees, Indemnifications, and Contingencies, for additional discussion related to this transaction. If this purchase had been effective the first day of fiscal 2003, there would have been no material effect on the company’s condensed consolidated financial statements for the periods presented.

During the first quarter of fiscal 2004, the company acquired for $0.2 million an additional ownership interest in OP Spectrum LLP, a contract furniture dealership based in Philadelphia, Pennsylvania. As a result of this transaction, which increased the company’s ownership interest to 90 percent, the dealership’s balance sheet and results of operations were consolidated in the company’s fiscal 2005 and fiscal 2004 financial statements (since the date of acquisition). Prior to the transaction, the company’s investment in this dealership was accounted for under the equity method, with the company’s proportionate share of resulting earnings reported as a component of “Other Expense (Income)” in the Consolidated Statements of Operations. Consolidation of this dealership increased net sales and net earnings by $16.5 million and $0.4 million for the year ended May 28, 2005, and by $12.3 million and $0.4 million for the year ended May 29, 2004. As of May 28, 2005, minority interest in OP Spectrum of $0.1 million, net of negligible tax expense, was reflected in the Consolidated Balance Sheet and Consolidated Statement of Operations.

Subsequent to the end of fiscal 2005, the company finalized the sale of one of its wholly-owned dealerships. During fiscal 2005, the consolidation of this dealership increased the company’s net sales by $13.2 million and reduced net earnings by $0.3 million in the Consolidated Statement of Operations. This dealership contributed assets of $3.2 million and liabilities of $4.2 million to the company’s Consolidated Balance Sheet at May 28, 2005.

3.    Restructuring Charges

Since fiscal 2002, the company has implemented various restructuring actions, which are collectively referred to as the “Plan” for purposes of this discussion. The following describes certain restructuring activities that have had a significant impact on the consolidated financial statements in the past three fiscal years. Refer to the company’s Form 10-K for the year ended May 29, 2004, for further details regarding the specific actions taken since fiscal 2002 through fiscal 2004.

Restructuring charges recognized pursuant to the Plan include certain estimated qualifying exit costs. Those costs related to the restructuring actions announced during and subsequent to fiscal 2003, were recorded in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146).

The following table presents the pretax restructuring charges, by category, recorded pursuant to the Plan.

(In Millions)	2005	2004	2003

Severance and Outplacement	$(0.2)	$6.1	$4.0
Asset Impairments	--	(0.8)	11.4
Pension Related	0.8	0.2	(0.4)
Lease and Supplier Contract Terminations	--	1.1	0.3
Facility Exit Costs and Other	0.4	3.7	1.1

Total	$1.0	$10.3	$16.4

Fiscal 2003
Facility consolidation and workforce reduction actions accounted for a majority of the company’s fiscal 2003 restructuring expenses. Fixed asset impairments related to the Canton, Georgia and Holland, Michigan Formcoat consolidation projects totaled $13.5 million. The company recorded charges totaling $3.6 million related to the work force reduction announced in the fourth quarter. Accrual adjustments totaling $1.2 million reduced restructuring expenses in the period and were primarily related to the final sale of the Rocklin, California facility.

The remaining fiscal 2003 charges totaled approximately $0.5 million and related principally to changes in assumptions around carrying costs and sub-lease timing for previously exited facilities. Also included in this remaining charge were credits related to the re-deployment of certain fixed assets in the company’s ongoing manufacturing operation. These assets were previously impaired in fiscal 2002 in connection with the Plan.

Fiscal 2004
The company completed substantially all of its remaining restructuring initiatives under the Plan during fiscal year 2004. These included the sale of the Holland, Michigan Chair Plant facility and the completion of the Canton consolidation. The company also completed the consolidation of the Formcoat operation and terminated the related facility lease.

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

Fiscal 2005
The restructuring charges recognized during fiscal 2005 primarily related to the Canton consolidation. The charges resulted mainly from building carrying costs on the Canton facility and pension-related settlements, which are recognized as terminated employees withdraw their assets from the retirement plan.

Including actions taken since the beginning of fiscal 2002, approximately 2,100 employees, across a wide range of job classifications, have been terminated as a result of the Plan. This includes approximately 300 employees from the company’s international operations.

Asset impairment charges recorded in connection with the Plan during fiscal years 2004 and 2003 were accounted for in accordance with SFAS No. 144. The impairment charges in connection with the Plan were with respect to long-lived assets, including real estate, fixed assets and manufacturing equipment from operations that the company had exited, which the company has transferred or intends to sell. The assets were written-down to the lower of their carrying amounts or estimated fair values, less disposition costs. Fair value estimates were determined by the company’s management, with the assistance of independent appraisers, and were based on estimated proceeds from sale.

During fiscal 2003, the company completed the sale of its Rocklin, California and Spring Lake, Michigan Powder Coat Technology (PCT) facilities. These facilities, which were exited during fiscal 2002, generated total proceeds of $20.2 million.

During the second quarter of fiscal 2004, the company completed the sale of its Chair Plant which resulted in net sale proceeds of approximately $6.0 million. The carrying value of this facility had been previously written down to its estimated fair value of $5.2 million.

The company’s Canton, Georgia facility, which was exited in fiscal 2004, remains listed for sale. As a consequence of the Plan, during the fourth quarter of fiscal 2003, this facility was written down to its expected fair value. The carrying value of $7.5 million remains classified under the caption “Net Property and Equipment” in the Consolidated Balance Sheet as of May 29, 2004.

The following summarizes the restructuring accrual activity since the beginning of fiscal 2003. This summary does not include restructuring activity related to the impairment of fixed assets or the effect on the company’s employee retirement plans, as these items are not accounted for through the restructuring accrual on the Consolidated Balance Sheets but are included as a component of “Restructuring Expenses” in the Consolidated Statements of Operations. In addition, facility costs associated with the movement of inventory and equipment, as well as employee relocation and training related to the consolidation of production processes, are recognized as incurred and are not included in the ending restructuring accrual balance.

(In Millions)	Severance & Outplacement Costs	Lease & Supplier Contract Terminations	Facility Exit Costs & Other	Total

Accrual Balance, June 1, 2002	$6.0	$3.5	$4.7	$14.2
Restructuring Charges	4.0	0.3	1.1	5.4
Cash Payments	(8.1)	(2.5)	(3.8)	(14.4)

Accrual Balance, May 31, 2003	1.9	1.3	2.0	5.2
Restructuring Charges	6.4	1.3	4.0	11.7
Adjustments	(0.3)	(0.2)	(0.3)	(0.8)
Cash Payments	(7.0)	(1.4)	(4.4)	(12.8)

Accrual Balance, May 29, 2004	1.0	1.0	1.3	3.3
Restructuring Charges	--	--	0.4	0.4
Adjustments	(0.2)	--	--	(0.2)
Cash Payments	(0.8)	(0.1)	(1.0)	(1.9)

Accrual Balance, May 28, 2005	$--	$0.9	$0.7	$1.6

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

Due to the company’s history of providing on-going subordinated financial support to these dealerships, through consolidation the company recognizes all net losses of the VIEs in excess of the equity at the dealerships. The company recognizes net earnings of these VIEs only to the extent of recouping the company’s associated losses previously recognized. Earnings in excess of the company’s losses are excluded from the company’s earnings and attributed to equity owners of the dealerships by recording such earnings as minority interest on the company’s financial statements.

Upon adoption in fiscal 2004, the consolidation of the VIEs resulted in loss of $0.5 million or $.01 per share, net of $0.4 million tax expense, recognized as a cumulative effect of a change in accounting principle. As permitted under FIN 46(R), prior periods were not restated. The cumulative effect adjustment represents the difference between the fair value of the VIEs assets, liabilities, and minority interests recorded upon consolidation (determined as if those entities were previously consolidated) and the carrying value of the interests in the VIEs previously recorded by the company. Since the consolidation of the VIEs was performed as of May 29, 2004, there was no other significant impact to the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows in fiscal 2004 other than the cumulative effect adjustment.

During the first quarter of fiscal 2005, a qualifying triggering event occurred with one of the VIEs, which resulted in reconsideration under FIN 46(R). Based on this reconsideration, it was determined that the company is no longer considered the primary beneficiary. As such, the company recorded the ownership transition and ceased consolidation of the independent dealership in the first quarter of fiscal 2005. This resulted in a pre-tax gain of $0.5 million, which is reflected in “Other Expenses (Income)” in the Consolidated Statements of Operations. In connection with this ownership transition, the company incurred a $1.5 million cash outflow in the first quarter of fiscal 2005 related to the payment of the outstanding bank debt of the VIE. Excluding the gain on the ownership transition in the first quarter, the consolidation of the remaining VIE increased net sales by $13.2 million and reduced net earnings by $0.1 million in fiscal 2005.

The effect of VIE consolidation on the company’s Consolidated Balance Sheet at May 28, 2005, was an increase in both the company’s assets and liabilities of approximately $1.3 million. At May 29, 2004, the company’s assets and liabilities increased by $2.0 million and $2.6 million, respectively, as a result of consolidating the VIEs. The liabilities of the VIEs consolidated by the company do not represent additional claims on the company’s general assets; rather they represent claims against the specific assets of the VIEs. Likewise, the assets of the VIEs consolidated by the company do not represent additional assets available to satisfy claims against the company’s general assets. To offset the credit risk associated with the company’s variable interests in the VIEs, the company holds a security interest in the assets of the VIEs subordinate only to third-party bank interests.

5.    Inventories

(In Millions)	May 28, 2005	May 29, 2004

Finished goods	$21.7	$16.4
Work in process	15.2	10.5
Raw materials	9.8	11.2

Total	$46.7	$38.1

Inventories are valued at the lower of cost or market and include material, labor, and overhead. The inventories of the majority of domestic manufacturing subsidiaries are valued using the last-in, first-out (LIFO) method. The inventories of all other subsidiaries are valued using the first-in, first-out method. Inventories valued using the LIFO method amounted to $18.0 million and $15.4 million as of May 28, 2005 and May 29, 2004, respectively. At the beginning of fiscal 2004, the company converted a portion of the remaining FIFO-based domestic inventories to the LIFO method for inventory valuation purposes. Refer to Note 1, Significant Accounting and Reporting Policies for further discussion regarding the change in accounting principle. If all inventories had been valued using the first-in, first-out method, inventories would have been $10.4 million and $8.8 million higher than reported at May 28, 2005 and May 29, 2004, respectively.

6.    Prepaid Expenses and Other

(In Millions)	May 28, 2005	May 29, 2004

Deferred income taxes - Current (Note 17)	$15.4	$17.3
Other	33.6	32.9

Total	$49.0	$50.2

7.    Other Assets

(In Millions)	May 28, 2005	May 29, 2004

Notes receivable, less allowance of $1.4 in both 2005 and 2004	$1.4	$1.9
Pension intangible (Note 13)	1.5	0.6
Other intangibles, net	5.7	5.9
Deferred income taxes - Long-Term (Note17)	6.5	7.3
Other	21.7	20.8

Total	$36.8	$36.5

8.    Accrued Liabilities

(In Millions)	May 28, 2005	May 29, 2004

Compensation and employee benefits	$74.9	$53.3
Restructuring (Note 3)	1.6	3.3
Income taxes (Note 17)	11.6	(4.3)
Other taxes	11.8	14.7
Unearned revenue	16.5	16.6
Warranty reserves (Note 21)	13.0	14.6
Other	28.0	25.6

Total	$157.4	$123.8

9.    Other Liabilities

(In Millions)	May 28, 2005	May 29, 2004

Pension benefits (Note 13)	$34.8	$43.2
Post-retirement benefits (Note 13)	8.4	8.5
Other	25.8	38.4

Total	$69.0	$90.1

10.    Notes Payable

During the second quarter of fiscal 2005, the company entered into a new revolving credit agreement. Under this agreement, which expires in October 2009, the company has available an unsecured revolving credit facility that provides for $150 million of borrowings. The agreement has an accordion feature enabling the credit facility to be increased by an additional $50 million, subject to customary conditions. The new credit agreement replaces the company’s previous $200 million bank facility that was scheduled to expire in April 2005. Outstanding borrowings under the new agreement bear interest at rates based on the prime, certificates of deposit, LIBOR, or negotiated rates as outlined in the agreement. Interest is payable periodically throughout the period a borrowing is outstanding. As of May 28, 2005, and May 29, 2004, the only usage against this facility related to outstanding standby letters of credit totaling approximately $12.8 million and $13.8 million, respectively.

One of the variable interest entities consolidated by the company under FIN 46(R) had outstanding notes payable of $1.5 million at May 29, 2004, which was fully repaid during fiscal 2005 in connection with the ownership transition disclosed in Note 4, Variable Interest Entities.

11.    Long-Term Debt

(In Millions)	May 28, 2005	May 29, 2004

Series A senior notes, 6.37%, due March 5, 2006	$10.0	$20.0
Series C senior notes, 6.52%, due March 5, 2008	9.0	12.0
Debt securities, 7.125%, due March 15, 2011	175.0	175.0
Other, including fair value of interest rate swap arrangements	--	(1.3)

Subtotal	194.0	205.7
Less current portion	13.0	13.0

Total	$181.0	$192.7

The company previously issued $100.0 million of senior notes in a private placement to seven insurance companies of which $19.0 million and $32.0 million was outstanding at May 28, 2005, and May 29, 2004, respectively.

Provisions of the senior notes and the unsecured senior revolving credit loan restrict, without prior consent, the company’s borrowings, long-term leases, and sale of certain assets. In addition, the company has agreed to maintain certain financial performance ratios, which are based on earnings before taxes, interest expense, depreciation and amortization. At May 28, 2005, the company was in compliance with all of these restrictions and performance ratios.

On March 6, 2001, the company sold publicly registered debt securities totaling $175 million. These notes mature on March 15, 2011, and bear an annual interest rate of 7.125 percent, with interest payments due semi-annually.

Annual maturities of long-term debt for the five fiscal years subsequent to May 28, 2005, are as follows (in millions): 2006–$13.0; 2007–$3.0; 2008–$3.0; 2009–$—; 2010–$—; thereafter $175.0. These amounts exclude the recorded fair value of the company’s interest rate swap arrangements, which had a combined fair value that was negligible as of May 28, 2005. Additional information regarding interest rate swaps is provided in Note 19, Financial Instruments with Off-Balance Sheet Risk.

12.    Operating Leases

The company leases real property and equipment under agreements that expire on various dates. Certain leases contain renewal provisions and generally require the company to pay utilities, insurance, taxes, and other operating expenses. Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of May 28, 2005, are as follows (in millions): 2006–$19.0; 2007–$14.4; 2008–$10.4; 2009–$6.9; 2010–$3.9; thereafter–$5.5.

Total rental expense charged to operations was $26.3 million, $25.6 million, and $26.9 million, in 2005, 2004, and 2003, respectively. Substantially all such rental expense represented the minimum rental payments under operating leases.

13.    Employee Benefit Plans

The company maintains plans that provide retirement benefits for substantially all employees.

Pension Plans and Post-Retirement Medical and Life Insurance The principal domestic retirement plan is a defined-benefit plan with benefits determined by a cash balance calculation. Benefits under this plan are based upon an employee’s years of service and earnings. The company also offers certain employees retirement benefits under other domestic defined benefit plans, one of which covers employees subject to a collective bargaining arrangement. The company provides healthcare and life insurance benefits to employees who retired from service on or before a qualifying date in 1998. As of the qualifying date, the company discontinued offering post-retirement benefits to future retirees. Benefits to qualifying retirees under this plan are based on the employee’s years of service and age at the date of retirement.

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

During fiscal 2003, primarily due to unfavorable plan asset performance, the pretax minimum pension liability increased by $58.2 million. In fiscal 2004, the increase in the market value of the company’s pension plan assets resulted in a reduction to this pretax minimum pension liability of $3.4 million. During fiscal 2005, the pretax minimum pension liability increased by $14.7 million primarily as a result of a reduction in the discount rate assumption. Refer to the Actuarial Assumptions section of this Note for further information regarding the discount rate assumption. In each of these years, the company recorded the adjustment to its minimum pension liability, net of taxes, as a component of “Accumulated Other Comprehensive Loss” in the Consolidated Statements of Shareholders’ Equity.

Benefit Obligations and Funded Status
The following table presents, for the fiscal years noted, a summary of the changes in the projected benefit obligation, plan assets, and funded status of the company’s domestic and international pension and post-retirement plans.

	Pension Benefits				Post-Retirement Benefits

	2005		2004		2005	2004

(In Millions)	Domestic	International	Domestic	International

Change in benefit obligation:
Benefit obligation at beginning of year	$234.9	$47.3	$233.9	$40.8	$15.4	$15.6
Service cost	8.0	1.6	8.2	1.8	--	--
Interest cost	14.9	2.7	13.2	2.2	1.0	0.9
Foreign exchange impact	--	0.3	--	4.4	--	--
Curtailments	--	--	(0.2)	--	--	--
Actuarial (gain)/loss	10.9	6.8	(3.0)	(1.5)	3.1	0.5
Employee contributions	--	0.3	--	0.1	--	--
Amendments (1)	1.0	--	--	--	--	--
Benefits paid	(14.0)	(0.7)	(17.2)	(0.5)	(1.7)	(1.6)

Benefit obligation at end of year	$255.7	$58.3	$234.9	$47.3	$17.8	$15.4

Change in plan assets:
Fair value of plan assets at
beginning of year	$199.9	$33.9	$169.9	$25.9	$--	$--
Actual return on plan assets	22.8	5.7	21.1	3.2	--	--
Foreign exchange impact	--	0.2	--	3.0	--	--
Employer contributions	23.1	2.5	26.1	2.2	1.7	1.6
Employee contributions	--	0.3	--	0.1	--	--
Benefits paid	(14.0)	(0.7)	(17.2)	(0.5)	(1.7)	(1.6)

Fair value of plan assets at end of year	$231.8	$41.9	$199.9	$33.9	$--	$--

Funded status	$(23.9)	$(16.4)	$(35.0)	$(13.4)	$(17.8)	$(15.4)
Unrecognized transition amount	--	0.1	--	0.2	--	--
Unrecognized net actuarial loss	97.6	19.9	89.0	15.7	9.0	6.4
Unrecognized prior service cost	(16.1)	--	(19.3)	--	0.4	0.5

Prepaid (accrued) benefit cost	$57.6	$3.6	$34.7	$2.5	$(8.4)	$(8.5)

(1)     Represents the effect of plan changes in fiscal 2005 regarding specified benefit payment rates.

The components of prepaid/(accrued) benefit cost recorded in the Consolidated Balance Sheets are as follows:

	Pension Benefits				Post-Retirement Benefits

	2005		2004		2005	2004

(In Millions)	Domestic	International	Domestic	International

Prepaid benefit cost	$58.3	$3.6	$35.5	$2.4	$--	$--
Accrued benefit liability	(82.1)	(14.6)	(70.5)	(10.6)	(8.4)	(8.5)
Minimum pension liability	80.0	14.5	69.3	10.5	--	--
Intangible asset	1.4	0.1	0.4	0.2	--	--

Prepaid (accrued) benefit cost	$57.6	$3.6	$34.7	$2.5	$(8.4)	$(8.5)

The accumulated benefit obligation for the company’s domestic employee benefit plans totaled $255.7 million and $234.9 million as of the end of fiscal years 2005 and 2004, respectively. For its international plans, these amounts totaled $52.9 million and $42.3 million as of the same dates, respectively.

Components of Net Periodic Benefit Costs
The following table is a summary of the annual cost of the company’s pension and post-retirement plans.

	Pension Benefits			Post-Retirement Benefits

(In Millions)	2005	2004	2003	2005	2004	2003

Domestic:
Service cost	$8.0	$8.2	$9.2	$--	$--	$--
Interest cost	14.9	13.2	14.4	1.0	0.9	1.0
Expected return on plan assets	(22.3)	(20.3)	(19.3)	--	--	--
Net amortization (gain)/loss	(1.0)	(2.1)	(2.5)	0.6	0.5	0.3

Net periodic benefit cost (credit)	$(0.4)	$(1.0)	$1.8	$1.6	$1.4	$1.3

International:
Service cost	$1.6	$1.8	$1.9
Interest cost	2.7	2.2	1.8
Expected return on plan assets	(3.4)	(2.6)	(2.3)
Net amortization	0.3	0.3	--

Net periodic benefit cost	$1.2	$1.7	$1.4

In addition, the net impact of pension-related settlements and curtailments associated with restructuring actions totaled $0.8 million, $0.2 million, and $(0.4) million in fiscal years 2005, 2004, and 2003, respectively, as further discussed in Note 3, Restructuring Charges.

As mentioned in Note 1 within the New Accounting Standards section, the company adopted FSP 106-2 effective August 29, 2004. At the time of adoption, final regulations regarding the calculation of actuarial equivalency were still pending. However, based on regulatory guidance available at adoption it was determined that the company’s retiree healthcare plan provides a benefit that is actuarially equivalent to that provided in Medicare Part D coverage. As such, in connection with the adoption of FSP 106-2, the plans’ accumulated postretirement benefit obligation (APBO) was remeasured as of August 29, 2004 to incorporate applicable effects of the Act since its date of enactment.

On January 28, 2005, the final Medicare Part D Prescription Drug Rules were posted to the Federal Register. These final rules provide further guidance to determine actuarial equivalency and the expected subsidy. As a result of this change in regulation, the company reconsidered its determination of actuarial equivalency and remeasured the applicable effects on APBO during the third quarter of fiscal 2005. Based on the final rules, the company’s retiree healthcare plan is still considered actuarially equivalent.

The remeasurements taken in the second quarter and third quarter, as described above, resulted in a reduction to the APBO for the subsidy related to benefits attributed to past service. This reduction in the APBO was accounted for as an actuarial experience gain. As permitted under FSP 106-2, the company elected to apply the results of the remeasurements prospectively. As such, the gain has been included in the total unrecognized net actuarial loss for the plan and will be accounted for through amortization in future periods as a reduction of net periodic benefit cost.

As of May 28, 2005, the recognition of the Medicare Act subsidy reduced the APBO by $3.3 million. The following summarizes the effects of the Medicare Act subsidy on net periodic postretirement benefit cost in fiscal year 2005 since the adoption of FSP 106-2 in the second quarter.

(In Millions)	2005

Amortization of the actuarial experience gain	$(0.2)
Reduction in interest costs	(0.2)

Total reduction in net periodic benefit cost	$(0.4)

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

	2005	2004	2003

(Percentages)
Weighted average assumptions used to
determine benefit obligations:
Discount rate:
U.S. pension plans	5.75	6.50	6.00
International pension plan	5.25	5.75	5.25
Post-retirement plan	5.75	6.50	6.00
Rate of compensation increase:
U.S. pension plans	4.50	4.50	4.50
International pension plan	4.25	4.25	4.00
Weighted average assumptions used to
determine net benefit cost:
Discount rate:
U.S. pension plans	6.50	6.00	7.25
International pension plan	5.75	5.25	6.00
Post-retirement plan	6.50	6.00	7.25
Expected return on plan assets:
U.S. pension plans	8.50	8.50	8.50
International pension plan	8.00	7.00	7.00
Rate of compensation increase:
U.S. pension plans	4.50	4.50	4.50
International pension plan	4.25	4.00	4.00

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

In calculating post-retirement benefit obligations, an 11.0 percent annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2005, decreasing gradually to 5.0 percent by 2010 and remaining at that level thereafter. For purposes of calculating post-retirement benefit costs, an 8.2 percent annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2005, decreasing gradually to 5.5 percent by 2010 and remaining at that level thereafter.

Assumed health care cost-trend rates have a significant effect on the amounts reported for retiree health care costs. A one-percentage-point change in the assumed health care cost-trend rates would have the following effects:

(In Millions)	1 Percent Increase	1 Percent Decrease

Effect on total fiscal 2005 service and interest cost	$0.1	$(0.1)
components
Effect on post-retirement benefit obligation at May 28, 2005	$1.5	$(1.3)

Plan Assets and Investment Strategies
The company’s primary domestic and international plan assets consist mainly of listed common stocks, mutual funds, and fixed income obligations. Plan assets as of May 28, 2005 and May 29, 2004 included 644,766 shares of Herman Miller, Inc. common stock. As of May 28, 2005, the market value of Herman Miller, Inc. shares included in plan assets was approximately $19.2 million. Dividends paid during fiscal 2005 on these shares totaled approximately $0.2 million.

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

The company utilizes independent investment managers to assist with investment decisions within the overall guidelines of the strategy.

The asset allocation for the company’s primary pension plans at the end of fiscal 2005 and 2004 and the target allocation, by asset category, follows:

Primary Domestic Plan

(Percentages)	Targeted Asset Allocation	Actual Percentage of Plan Assets at Year-End

Asset Category		2005	2004

Equities	51 - 84	71.1	66.2
Fixed Income	20 - 35	28.0	33.1
Other (1)	0 - 3	0.9	0.7

Total		100.0	100.0

Primary International Plan

(Percentages)	Targeted Asset Allocation	Actual Percentage of Plan Assets at Year-End

Asset Category		2005	2004

Equities	65 - 90	83.9	88.5
Fixed Income	5 - 30	11.1	8.8
Real Estate	0 - 10	2.2	2.3
Other (1)	0 - 20	2.8	0.4

Total		100.0	100.0

(1) Primarily includes cash and equivalents.

Cash Flows
In fiscal 2005, the company made cash contributions totaling $25.6 million to its employee pension plans. In 2004, contributions totaled $28.3 million. In both years, the majority of the contributions related to the company’s primary domestic plan. The company is currently determining what voluntary pension plan contributions, if any, will be made in fiscal 2006. Actual contributions will be dependent upon investment returns, changes in pension obligations, and other economic and regulatory factors.

The company contributed $1.7 million and $1.6 million to its post-retirement benefit plan in fiscal 2005 and 2004, respectively.

The following represents a summary of the benefits expected to be paid by the company in future fiscal years. These expected benefits were estimated based on the same actuarial valuation assumptions that were used to determine benefit obligations at year-end.

(In Millions)

		Post-Retirement Benefits
	Pension Benefits	Before Medicare Act Subsidy	Effects of Medicare Act Subsidy	After Medicare Act Subsidy

Domestic:
2006	$18.3	$1.8	$--	$1.8
2007	19.7	1.8	(0.3)	1.5
2008	20.1	1.8	(0.3)	1.5
2009	21.3	1.9	(0.4)	1.5
2010	18.2	1.9	(0.4)	1.5
2011-2015	103.7	8.8	(1.8)	7.0

International:
2006	$0.8
2007	0.9
2008	1.0
2009	1.0
2010	1.1
2011-20	6.8

Profit Sharing and 401(k) Plan
Domestically, Herman Miller, Inc., has a trusteed profit sharing plan that includes substantially all employees. These employees are eligible to begin participating at the beginning of the quarter following their date of hire. The plan provides for discretionary contributions (payable in the company’s common stock) of not more than 6.0 percent of employees’ wages based on the company’s financial performance. The cost of the company’s profit sharing contributions charged against operations in fiscal 2005, 2004, and 2003 was $8.8 million, $3.8 million, and $0.9 million, respectively.

The company matches 50 percent of employee contributions to their 401(k) accounts up to 6.0 percent of their pay. The cost of the company’s matching contributions charged against operations was approximately $6.0 million, $5.6 million, and $5.8 million, in fiscal 2005, 2004, and 2003, respectively.

14.    Common Stock and Per Share Information

The following table reconciles the numerators and denominators used in the calculations of basic and diluted EPS for each of the last three fiscal years.

(In Millions, Except Shares)	2005	2004	2003

Numerators:
Numerators for both basic and diluted EPS, net
earnings	$68.0	$42.3	$23.3

Denominators:
Denominators for basic EPS, weighted-average
common shares outstanding	70,174,618	72,567,476	74,155,582
Potentially dilutive shares resulting from stock
plans	654,409	505,431	323,481

Denominator for diluted EPS	70,829,027	73,072,907	74,479,063

Dilutive EPS excludes options where the exercise price exceeded the average market price of the company’s common stock, since the effect would be anti-dilutive. The number of stock options outstanding, which met this criterion and thus were excluded from the calculation of diluted EPS, and the ranges of exercise prices were: 676,170 shares at $29.75 — $32.50 for fiscal year 2005, 3,776,172 shares at $24.20 — $32.50 for fiscal year 2004, and 6,986,483 shares at $17.86 — $32.50 for fiscal year 2003.

Common stock activity during fiscal years 2005, 2004, and 2003, included the repurchase of 4,877,832 shares for $131.6 million, 2,462,996 shares for $62.0 million, and 3,642,013 shares for $61.9 million in the respective periods. In addition, the issuance of 2,712,842 shares for $59.9 million (net of $4.8 million tax effect), 1,384,094 shares for $27.4 million (net of $2.5 million tax effect), and 313,155 shares for $3.9 million (net of $0.2 million tax effect) occurred as the result of stock-based benefit program activity during the respective fiscal years 2005, 2004, and 2003.

15.     Stock Plans

Employee Stock Purchase Plan Under the terms of the company’s Employee Stock Purchase Plan, 4 million shares of authorized common stock were reserved for purchase by plan participants at 85.0 percent of the market price. At May 28, 2005, 2,274,065 shares remained available for purchase through the plan, and there were approximately 5,695 employees eligible to participate in the plan, of which 1,674, or approximately 29.4 percent, were participants. During 2005, 2004, and 2003, employees purchased 125,845 shares for the weighted-average fair value of $23.09; 130,857 shares for the weighted-average fair value of $21.48; and 206,205 shares for the weighted-average fair value of $14.83, respectively.

Stock Option Plans The company has stock option plans under which options to purchase the company’s stock are granted to employees and non-employee directors at a price not less than the market price of the company’s common stock on the date of grant. All options become exercisable between one year and four years from date of grant and expire five to ten years from date of grant. At May 28, 2005, there were 4,983,290 shares available for future options.

The company’s Long-Term Incentive Plan, along with the Nonemployee Officer and Director Stock Option Plan, allows for reload options. Reload options provide for the purchase of shares equal to the number of shares delivered as payment upon exercise of the original options plus the number of shares delivered to satisfy the minimum tax liability incurred in the exercise. The reload options retain the expiration date of the original options; however, the exercise price must equal the fair-market value on the date the reload options are granted. During fiscal years 2005 and 2004, 226,158 and 615,408 reload options, respectively, were granted. There were no reload options granted during fiscal year 2003.

A summary of shares subject to options follows.

	2005 Shares	2005 Weighted-Average Exercise Prices	2004 Shares	2004 Weighted-Average Exercise Prices	2003 Shares	2003 Weighted-Average Exercise Prices

Outstanding at
beginning of year	7,857,838	$24.14	7,593,452	$23.59	8,019,537	$23.55
Granted	249,761	$26.34	1,745,928	$23.59	84,847	$19.20
Exercised	(2,478,910)	$22.94	(1,246,009)	$19.61	(87,220)	$8.56
Terminated	(245,677)	$27.55	(235,533)	$26.38	(423,712)	$24.97

Outstanding at
end of year	5,383,012	$24.64	7,857,838	$24.14	7,593,452	$23.59

Exercisable at
end of year	5,133,251	$24.56	6,121,910	$24.29	6,033,014	$23.59

Weighted-average
fair-market value
of options granted		$5.68		$6.36		$6.73

A summary of stock options outstanding at May 28, 2005, follows.

	Outstanding Stock Options			Exercisable Stock Options
Range of Exercise Price	Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Prices	Shares	Weighted-Average Exercise Prices

$6.78-$23.80	1,950,027	3.24	$21.78	1,949,685	$21.78
$23.87-$25.62	1,798,909	5.91	$24.57	1,775,306	$24.56
$25.73-$32.50	1,634,076	3.69	$28.12	1,408,260	$28.40

Total	5,383,012	4.27	$24.64	5,133,251	$24.56

For purposes of computing pro-forma stock-based compensation costs of stock options granted under FAS 123 as disclosed in Note 1, the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions.

	2005	2004	2003

Risk-free interest rates	2.04% - 3.42%	1.35% - 3.65%	2.11% - 3.40%
Expected term of options	1.2 - 4.0 years	1.4 - 4.0 years	4.0 years
Expected volatility	28% - 31%	29% - 36%	42% - 44%
Dividend yield	1.0%	1.0%	0.5%

Black-Scholes is a widely accepted stock option pricing model; however, the ultimate value of stock options granted will be determined by the actual lives of options granted and future price levels of the company’s common stock.

16.    Key Executive and Director Stock Programs

Restricted Stock Grants The company grants restricted common stock to certain key employees. Shares are granted in the name of the employee, who has all rights of a shareholder, subject to certain restrictions on transferability and a risk of forfeiture. The grants generally vest over a period not to exceed five years, subject to forfeiture if the employee ceases to be employed by the company for certain reasons. After the vesting period, the employee is awarded the equivalent common shares without restriction. A summary of shares subject to restrictions follows.

	2005 Shares	2004 Shares	2003 Shares

Outstanding, at beginning of year	148,780	196,368	208,680
Granted	100,000	1,665	8,451
Forfeited	-	(1,500)	-
Awarded	(64,559)	(47,753)	(20,763)

Outstanding, at end of year	184,221	148,780	196,368

The weighted-average per share fair value of the restricted common stock granted during fiscal years 2005, 2004, and 2003 was $25.80, $20.06, and $17.30, respectively. The outstanding restricted stock has been recorded as unearned stock grant compensation and is included as a separate component of shareholders’ equity under the caption Key Executive Stock Programs. The unearned compensation is being charged to selling, general, and administrative expense over the five-year vesting period and was $1.6 million, $1.5 million, and $1.5 million, in 2005, 2004, and 2003, respectively. The weighted-average remaining life of the outstanding restricted shares at May 28, 2005 is 2.8 years.

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

Key Executive Stock Purchase Assistance Plan The company previously adopted a key executive stock purchase assistance plan that was used to assist certain key executives in attaining their stock ownership requirements. Under the terms of this plan, loans were made to key executives for the purpose of purchasing company stock. All loans are full recourse loans. Each loan is evidenced by a promissory note from the participating executive and is secured by all or a portion of the shares purchased with the loan proceeds. The sale or transfer of shares is restricted for five years after the loan is fully paid. The plan provides for the key executives to earn repayment of a portion of the notes, including interest, based on meeting annual performance objectives as set by the Executive Compensation Committee of the Board of Directors. During the course of the loans, the plan prohibits participants from earning repayment of more than eighty percent of the original principal amount, plus accrued interest, prior to maturity of the loans.

No loans under this plan have been extended by the company during the past five fiscal years. Moreover, following the enactment of the Sarbanes-Oxley Act of 2002, the company’s Executive Compensation Committee will not permit any new loans to be granted under the plan. Existing loans may be paid in accordance with their prevailing terms but may not be materially modified.

The notes bear interest at 7.0 percent per annum. Interest is payable annually, and principal is due on various dates through September 1, 2008. As of May 28, 2005, notes outstanding related to open-market purchases in connection with the plan were $0.4 million and are recorded in other assets. Compensation expense related to earned repayment was $0.2 million in both 2005 and 2004. There was no such expense in 2003.

In fiscal 2003 the annual performance objectives related to the earned repayment provision of these loans were not attained resulting in payment obligations for current plan participants. In fiscal 2003, no deferrals of these payment obligations were granted. Accordingly, principal payments of $0.25 million and interest payments of $0.1 million were paid in fiscal 2004 by participants of the plan.

Director Fees During fiscal 2000, the Board of Directors approved a plan that allows the Board members to elect to receive their director fees in one or more of the following forms: cash, deferred compensation in the form of shares, unrestricted company stock at the market value at the date of election, or stock options that vest in one year and expire in ten years. The exercise price of the stock options granted may not be less than the market price of the company’s common stock on the date of grant. Under the plan, the Board members received 23,603 options, 8,187 shares of common stock, and 3,903 shares through the deferred compensation program during fiscal 2005. In fiscal 2004, Board members received 45,907 options and 4,728 shares of common stock. In fiscal 2003, Board members received 74,847 options, 5,230 shares of common stock, and 5,346 shares through the deferred compensation program.

Plan Changes During fiscal 2005, the company adopted significant changes to its equity-based compensation program. This program significantly reduces the number of stock options that are to be granted and introduces the use of restricted stock units. The program also provides that the actual number of restricted stock units awarded will be tied in part to the company’s annual financial performance. Awards under this new program, which were granted subsequent to May 28, 2005, were partially based on fiscal 2005 performance. The company recognized $0.2 million expense in fiscal 2005 within the Consolidated Statements of Operations in connection with this program.

17.    Income Taxes

The components of earnings from continuing operations before income taxes and cumulative effect of change in accounting are as follows.

(In Millions)	2005	2004	2003

Domestic	$96.2	$46.0	$31.0
Foreign	16.6	5.6	4.8

Total	$112.8	$51.6	$35.8

The provision (benefit) for income taxes consists of the following.

(In Millions)		2005	2004	2003

Current:	Domestic - Federal	$29.3	$(19.5)	$(2.2)
	Domestic - State	3.2	(1.6)	7.2
	Foreign	4.9	2.4	3.3

Subtotal		37.4	(18.7)	8.3

Deferred:	Domestic - Federal	5.3	20.4	11.3
	Domestic - State	0.2	7.1	(5.6)
	Foreign	1.8	--	(1.5)

Subtotal		7.3	27.5	4.2

Total income tax provision (benefit)		$44.7	$8.8	$12.5

The following table represents a reconciliation of income taxes at the United States statutory rate with the effective tax rate as follows.

(In Millions)	2005	2004	2003

Income taxes computed at the United States
statutory rate of 35%	$39.5	$18.1	$12.5
Increase (decrease) in taxes resulting from:
Dividend planned under the American Jobs
Creation Act of 2004	4.4	--	--
State taxes, net	1.5	(0.3)	1.6
Foreign tax credits	(7.0)	--	--
Valuation allowance	8.0	2.1	1.8
Tax reserve adjustments	0.3	(6.9)	(2.0)
Other, net	(2.0)	(4.2)	(1.4)

Income tax expense	$44.7	$8.8	$12.5

Effective tax rate	39.6%	17.1%	34.9%

In the fourth quarter of fiscal 2005, the company recorded tax of $4.4 million on a dividend of $45 million the company plans under the American Jobs Creation Act of 2004, as further discussed below. Also in the fourth quarter of fiscal 2005, the company recorded an additional valuation allowance of $8.0 million primarily due to foreign tax credits associated with the dividend declared under the American Jobs Creation Act of 2004.

In the fourth quarter of 2004, the company recorded a benefit from the release of tax reserves totaling $6.9 million. This adjustment, which was recorded upon the closure of IRS audits for the years 1999, 2000, and 2001, resulted in the significant decline in effective rate in fiscal 2004.

During fiscal 2002, the company entered into a settlement agreement with the Internal Revenue Service related to the disallowance of deductions for its corporate owned life insurance (COLI) policy loan interest and administrative fees. This settlement was for all years of the insurance programs since their inception in fiscal 1994. The company’s settlement provided for the surrender of its COLI program policies. Additionally, the settlement agreement required the company to pay taxes and interest related to the disallowance of the deductions for the tax years between 1994 and 1999. Taxes and interest related to the settlement totaling $20.4 million were paid during fiscal 2003. Remaining tax and interest payments totaling $1.8 million were included in the settlement reached with the IRS related to the closure of IRS audits in fiscal 2004.

As mentioned in the New Accounting Standards section of Note 1, FSP 109-1 and FSP 109-2 became effective in December 2004. This guidance was issued in response to the American Jobs Creation Act of 2004 that was signed into law by the President on October 22, 2004. This Act includes a tax deduction up to 9 percent (when fully phased-in) of the lesser of (a) “qualified production activities income,” as defined in the Act, or (b) taxable income (after the deduction for the utilization of any net operating loss carryforwards). According to FSP 109-1, this deduction should be accounted for as a special deduction, rather than a rate reduction, in accordance with Statement 109. The tax benefit of the special deduction is recognized under Statement 109 as it is earned, no earlier than the year it is reported on the tax return. As such, FSP 109-1 did not have an effect on the company’s consolidated financial statements upon adoption in fiscal 2005; rather, the impact will begin to be reported in the first quarter of fiscal year 2006. The company is currently evaluating the impact FSP 109-1 will have on its consolidated financial statements.

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

On May 10, 2005, the IRS and Treasury issued guidance concerning the calculation of tax on a distribution under Section 965 of the Internal Revenue Code. Based on this guidance, the company has decided to repatriate approximately $45 million of undistributed foreign earnings under the American Jobs Creation Act of 2004, which resulted in related income tax expense of $4.4 million. The company has not provided for United States income taxes on the remaining undistributed earnings of foreign subsidiaries totaling approximately $36.2 million. Recording of deferred income taxes on these undistributed earnings is not required, because these earnings have been deemed to be permanently reinvested. These amounts would be subject to possible U.S. taxation only if remitted as dividends.

The tax effects and types of temporary differences that give rise to significant components of the deferred tax assets and liabilities at May 28, 2005, and May 29, 2004, are presented below.

(In Millions)	2005	2004

Deferred tax assets:
Compensation-related accruals	$5.7	$7.1
Accrued pension and post-retirement benefit obligations	18.7	10.2
Reserves for inventory	2.0	3.0
Reserves for uncollectible accounts and notes receivable	2.8	3.5
Restructuring	5.0	5.1
Accrued GSA	0.7	5.9
Warranty	4.3	4.9
State and Local Tax NOL's	6.3	7.0
State taxes	--	2.2
State credits	1.7	1.9
Foreign Tax NOL's	4.7	4.3
Foreign Tax Credits	7.0	--
Other	6.0	11.8
Valuation allowance	(15.1)	(7.1)

Total	$49.8	$59.8

Deferred tax liabilities:
Book basis in property in excess of tax basis	$(2.7)	$(5.8)
Capitalized software costs	(17.6)	(18.5)
Prepaid employee benefits	(5.2)	(5.4)
Other	(2.4)	(5.5)

Total	$(27.9)	$(35.2)

The future tax benefits of net operating loss (NOL) carryforwards and foreign tax credits are recognized to the extent that realization of these benefits is considered more likely than not. The company bases this determination on the expectation that related operations will be sufficiently profitable or various tax planning strategies will enable the company to utilize the NOL carryforwards and/or foreign tax credits. To the extent that available evidence about the future raises doubt about the realization of these tax benefits, a valuation allowance is established.

The company has state and local tax NOL carryforwards of $93.3 million, the tax benefit of which is $6.3 million, that have various expiration periods from one to twenty years. The company also has state credits with a tax benefit of $1.7 million that expire in three to ten years. For financial statement purposes, the net operating loss carryforwards and state tax credits have been recognized as deferred tax assets, subject to a valuation allowance of $3.8 million.

The company has foreign net operating loss carryforwards of $13.4 million, the tax benefit of which is $4.7 million, that have expiration periods which are unlimited in term. The company also has foreign tax credits with a tax benefit of $7.0 million that expire in five to ten years. For financial statement purposes, net operating loss carryforwards and foreign tax credits have been recognized as deferred tax assets, subject to a valuation allowance of $11.3 million.

18.    Fair Value of Financial Instruments

The carrying amount of the company’s financial instruments included in current assets and current liabilities approximates fair value due to their short-term nature. As of May 28, 2005, and May 29, 2004, the company estimates the fair value of notes receivable approximates the related carrying values. The company intends to hold these notes to maturity and has recorded allowances to reflect the expected net realizable value. As of May 28, 2005, the carrying value of the company’s long-term debt including both current maturities and the fair value of the company’s interest rate swap arrangements was $194.0 million with a corresponding fair market value of $215.5 million. At May 29, 2004, the carrying value and fair market value were $205.7 million and $226.2 million, respectively.

19.    Financial Instruments with Off-Balance Sheet Risk

The company has periodically utilized financial instruments to manage its foreign currency volatility at the transactional level as well as its exposure to interest rate fluctuations.

Foreign Currency Contracts The company enters into contracts denominated in foreign currencies in the normal course of business. The principal foreign currencies in which the company conducts its business are the British pound, Euro, Canadian dollar, Japanese Yen, and Mexican Peso. The market risk exposure is limited to currency rate movements. At May 28, 2005, and May 29, 2004, the company had no outstanding derivative financial instruments resulting from foreign currency hedge contracts.

Interest Rate Swaps In May 2002, the company entered into a fixed-to-floating interest rate swap agreement which expires March 6, 2006, effectively converted $40 million of fixed-rate private placement debt to a floating-rate basis. The fair value of this swap instrument, which is based upon expected LIBOR rates over the remaining term of the instrument, is negligible at May 28, 2005. As of May 29, 2004, the fair value of $0.4 million is reflected in the Consolidated Balance Sheets as an addition to long-term debt and an offsetting addition to other noncurrent assets. The floating interest rate, which is based on the 90-day LIBOR, set in advance of each quarterly period, is approximately 5.3% and 3.5% as of May 28, 2005, and May 29, 2004, respectively.

In November 2003, the company entered into two additional fixed-to-floating interest rate swap agreements. One agreement that expires March 15, 2011, effectively converted $50 million of fixed-rate debt securities to a floating-rate basis. The fair value of this swap instrument, which is based upon expected LIBOR rates over the remaining term of the instrument, is approximately $0.2 million at May 28, 2005, and is reflected as an addition to long-term debt and an offsetting addition to other noncurrent assets in the Consolidated Balance Sheet. As of May 29, 2004, the fair value of $(1.5) million is reflected recorded in the Consolidated Balance Sheet as a reduction to long-term debt and an offsetting addition to other long-term liabilities. The floating interest rate for this agreement is based on the six-month LIBOR, set in-arrears at the end of each semi-annual period, which is estimated to be approximately 6.5% and 4.8% at May 28, 2005, and May 29, 2004, respectively. The next scheduled interest rate reset date is in September 2005.

The second agreement, which expires March 5, 2008, effectively converted $15 million of fixed-rate private placement debt to a floating-rate basis. The fair value of this swap instrument, which is based upon expected LIBOR rates over the remaining term of the instrument, was approximately $(0.2) million at the end of fiscal 2005 and fiscal 2004. These fair value amounts are recorded in the Consolidated Balance Sheets as a reduction to long-term debt and an offsetting addition to other long-term liabilities. The floating interest rate for this agreement is based on the six-month LIBOR, set in-arrears at the end of each semi-annual period, which is estimated to be approximately 7.0% and 5.3% at May 28, 2005, and May 29, 2004, respectively. The next scheduled interest rate reset date is in September 2005.

As of May 28, 2005, a total of $69 million of the company’s outstanding debt was effectively converted to a variable-rate basis as a result of these interest rate swap arrangements. These swaps are fair-value hedges and qualify for hedge-accounting treatment using the “short-cut” method under the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Under this accounting treatment, the change in the fair value of the interest rate swap is equal to the change in value of the related hedged debt and, as a result, there is no net effect on earnings. These agreements require the company to pay floating-rate interest payments in return for receiving fixed-rate interest payments that coincide with the semi-annual payments to the debt holders at the same date.

The counterparties to these swap instruments are large major financial institutions which the company believes are of high-quality creditworthiness. While the company may be exposed to potential losses due to the credit risk of non-performance by these counterparties, such losses are not anticipated. The swap arrangements resulted in the reduction of net interest expense by approximately $1.1 million, $1.6 million, and $0.9 million in fiscal years 2005, 2004 and 2003, respectively.

20.    Supplemental Disclosures of Cash Flow Information

The following table presents the adjustments to reconcile net earnings to net cash provided by operating activities.

(In Millions)	2005	2004	2003

Depreciation	$45.7	$58.0	$67.6
Amortization	1.2	1.3	1.8
Provision for losses on accounts receivable and notes
receivable	(0.6)	(0.4)	3.6
Provision for losses on financial guarantees	0.2	0.1	0.8
Restructuring	(0.8)	(2.5)	2.0
Minority interest	0.1	--	--
Loss on sales of property and equipment	0.9	1.4	2.7
Deferred taxes	7.3	27.5	4.2
Pension benefits	(24.8)	(27.0)	(29.3)
Other liabilities	(11.1)	(0.6)	--
Impairment of equity investment	--	--	2.2
Stock grants earned	1.8	1.5	1.5
Changes in current assets and liabilities:
Decrease (increase) in assets:
Accounts receivable	(25.5)	(11.7)	14.5
Inventories	(8.9)	(4.5)	8.2
Prepaid expenses and other	(0.8)	0.1	(0.9)
Increase (decrease) in liabilities:
Accounts payable	16.5	15.0	3.3
Accrued liabilities	40.1	(18.3)	39.2

Total changes in current assets and liabilities	21.4	(19.4)	64.3

Total adjustments	$41.3	$39.9	$121.4

Cash payments for interest and income taxes were as follows.

(In Millions)	2005	2004	2003

Interest paid	$18.8	$17.3	$17.5
Income taxes (refunded) paid, net	$16.1	$(2.7)	$(20.2)

21.    Guarantees, Indemnifications, and Contingencies

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

(In Millions)	2005	2004

Accrual Balance, beginning	$14.6	$17.8
Accrual for warranty matters	8.8	9.3
Settlements and adjustments	(10.4)	(12.5)

Accrual Balance, ending	$13.0	$14.6

Other Guarantees The company has entered into separate agreements to guarantee the debt of two independent contract furniture dealerships. In accordance with the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including indirect Guarantees of the Indebtedness of Others” (FIN 45), the company initially recorded the estimated fair values of these guarantees. The maximum financial exposure assumed by the company as a result of these arrangements totaled $0.7 million as of May 28, 2005. The guarantees are reflected under the caption “Other Liabilities” in the Consolidated Balance Sheets as of May 28, 2005, at $0.3 million which approximates the estimated fair values. At May 28, 2004, the recorded liability for such guarantees totaled $0.1 million.

The company has entered into a standby letter of credit arrangement for purposes of guaranteeing the debt of an independent contract furniture dealership. At the point the company entered into this arrangement, the estimated fair value of the guarantee, which equaled the maximum financial exposure assumed by the company, was recorded by the company in accordance with the provisions of FIN 45. The maximum financial exposure assumed by the company as a result of this arrangement totaled $0.1 million. The guarantee is reflected under the caption “Other Liabilities” in the Consolidated Balance Sheets as of May 28, 2005, at $0.1 million which approximates the original estimated fair values. At May 29, 2004, the recorded liability for such guarantees totaled $0.4 million. In connection with the two separate dealership transactions that occurred during the first quarter of fiscal 2005, as described in Notes 2 and 4, the company was released from two standby letter of credit arrangements during fiscal 2005. The reversal of the corresponding FIN 45 liability resulted in the recognition of pre-tax income totaling $0.4 million during the first quarter of fiscal 2005.

The company has also entered into agreements with third-party leasing companies to guarantee certain contractual lease terms, including lessee payment obligations and/or residual values of Herman Miller product. These guarantees expire at dates through March 2007. As of the end of May 28, 2005, the maximum financial exposure assumed by the company in connection with these guarantees totaled approximately $2.8 million. As of May 28, 2005, these guarantees are reflected in “Other Liabilities” in the condensed consolidated balance sheet at $0.6 million, which approximates the estimated fair value.

The company is periodically required to provide performance bonds in order to do business with certain customers. These arrangements are common and generally have terms ranging between one and three years. The bonds are required to provide assurances to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies; the company is ultimately liable for claims that may occur against them. As of May 28, 2005, the company had a maximum financial exposure related to performance bonds totaling approximately $4.8 million. The company has had no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company’s financial statements. Accordingly, no liability has been recorded as of May 28, 2005, and May 29, 2004.

The company periodically enters into agreements in the normal course of business, which may include indemnification clauses regarding patent/trademark infringement and service losses. Service losses represent all direct or consequential loss, liability, damages, costs and expenses incurred by the customer or others resulting from services rendered by the company, the dealer, or certain sub-contractors due to a proven negligent act. The company has entered into one agreement in particular, under which the company has assumed maximum financial exposure of $10 million in any qualifying instance. The company has had no history of claims, nor is it aware of circumstances that would require it to perform under this arrangement and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company’s financial statements. Accordingly, no liability has been recorded as of May 28, 2005, and May 29, 2004.

The company has entered into standby letter of credit arrangements for the purpose of protecting various insurance companies against default on the payment of certain premiums and claims. A majority of these arrangements are related to the company’s wholly owned captive insurance company. As of May 28, 2005, the company had a maximum financial exposure from these insurance-related standby letters of credit totaling approximately $12.6 million. The company has had no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company’s financial statements. Accordingly, no liability has been recorded as of May 28, 2005, and May 29, 2004.

Contingencies The company has received a subpoena from the New York Attorney General’s office requesting certain information relating to the minimum advertised price program maintained by the Herman Miller for the Home division. The company is cooperating with the New York Attorney General’s office in this matter. At this time, as there has been no claim asserted in connection with this matter, the company has no reasonable basis on which to estimate the financial impact, if any, of this investigation.

The company leases a facility in the UK under an agreement that expires in January 2008. Under the terms of the lease, the company is required to perform the maintenance and repairs necessary to address the general dilapidation of the facility over the lease term. The ultimate cost of this provision to the company is dependent on a number of factors including, but not limited to, the future use of the facility by the lessor and whether the company chooses and is permitted to renew the lease term. The company has estimated the cost of these maintenance and repairs to be between $0 and $3 million, depending on the outcome of future plans and negotiations. Based on existing circumstances, it is considered probable that these costs will approximate $0.5 million. As a result, this amount has been recorded as a liability reflected under the caption “Other Liabilities” in the Consolidated Balance Sheets as of May 28, 2005, and May 29, 2004.

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

During the fourth quarter of fiscal 2005, the company reached a settlement with the GSA concerning the audit of the GSA multiple award schedule contract covering the period October 1988 to September 1991. The audit asserted that the company owed the government a refund under the contract. The terms of the settlement require the company to pay $0.5 million to the United States Government. This payment was made to the government during the fourth quarter of fiscal 2005. The company had previously recorded reserves related to all of its open contract years with the GSA, including the period covered by this settlement. Accordingly, the amount paid by the company to the United States Government under the settlement was applied against these reserves in the fourth quarter. In light of this settlement, the company performed an internal evaluation of the reserves related to all GSA contract years. As a result of this evaluation, the company reduced such reserves by $13.0 million during the fourth quarter of fiscal 2005, which was reflected as a corresponding reduction in pretax “Operating Expenses” in the Consolidated Statement of Operations.

During the fourth quarter of fiscal 2003, a settlement was reached in mediation concerning an audit of the company’s compliance with its international GSA contract for the years 1991, 1992, and 1993. The terms of the settlement required the company to pay $0.6 million to the United States Government. This payment was made during the fourth quarter of fiscal 2003. The financial impact of this settlement was previously reserved for, and consequently, it had no impact on fiscal 2003 net earnings.

The company reversed an accrued legal liability in the second quarter of fiscal 2004 resulting in a $5.2 million pretax credit to “Operating Expenses” in the Consolidated Statements of Operations. The liability arose from a trial court decision against the company, involving one of the company’s wholly owned contract furniture dealerships. That decision was reversed on appeal.

The company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the company’s consolidated financial statements.

22.    Operating Segments

In accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” management evaluates the company as one reportable operating segment in the office furniture industry. The company is engaged worldwide in the design, manufacture, and sale of office furniture systems, products, and related services through its wholly owned subsidiaries. Throughout the world the product offerings, the production processes, the methods of distribution, and the customers serviced are consistent. The company’s product offerings consist primarily of office furniture systems, seating, storage solutions, freestanding furniture, and casegoods. These product offerings are marketed, distributed, and managed primarily as a group of similar products on an overall portfolio basis. The accounting policies of this reportable operating segment are described in Note 1, Significant Accounting and Reporting Policies.

Sales to customers are attributed to the geographic areas based on the location of the customer. Long-lived assets consist of long-term assets of the company, excluding financial instruments and deferred tax assets. Geographic information is as follows.

(In Millions)	2005	2004	2003

Net sales:
United States	$1,242.7	$1,123.8	$1,134.0
International	272.9	214.5	202.5

Total	$1,515.6	$1,338.3	$1,336.5

Long-lived assets:
United States	$245.5	$262.1	$300.6
International	17.9	12.8	12.7

Total	$263.4	$274.9	$313.3

It is estimated that no single dealer accounted for more than 4 percent of the company’s net sales in the fiscal year ended May 28, 2005. It is also estimated that the largest single end-user customer accounted for approximately 8 percent of the company’s net sales with the 10 largest customers accounting for approximately 18 percent of net sales.

Approximately 6 percent of the company’s employees are represented by collective bargaining agents, most of whom are employees of its Integrated Metal Technology, Inc., and Herman Miller Limited (U.K.) subsidiaries. As such, these subsidiaries are parties to collective bargaining agreements with these employees.

Management’s Report on Internal Control Over Financial Reporting

To the Shareholders and Board of Directors of Herman Miller, Inc.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The internal control over financial reporting at Herman Miller is designed to provide reasonable assurance to our stakeholders that the financial statements of the Company fairly represent its financial condition and results of operations.

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of May 28, 2005, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes the Company’s internal control over financial reporting was effective as of May 28, 2005.

This assessment by management has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which appears on page 73.

/s/ Brian C. Walker
———————————
Brian C. Walker
Chief Executive Officer

/s/ Elizabeth A. Nickels
———————————
Elizabeth A. Nickels
Chief Financial Officer

Report Of Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting

To the Shareholders and Board of Directors of Herman Miller, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Herman Miller, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of May 28, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Herman Miller, Inc. and subsidiaries maintained effective internal control over financial reporting as of May 28, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Herman Miller, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of May 28, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Herman Miller, Inc. and subsidiaries as of May 28, 2005 and May 29, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended May 28, 2005, and our report dated July 15, 2005 expressed an unqualified opinion thereon.

s/ Ernst & Young LLP
———————————
Grand Rapids, MI
July 15, 2005

Report Of Independent Registered Public Accounting Firm On The Consolidated Financial Statements

To the Shareholders and Board of Directors of Herman Miller, Inc.

We have audited the accompanying consolidated balance sheets of Herman Miller, Inc. and subsidiaries (the Company) as of May 28, 2005 and May 29, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended May 28, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Herman Miller, Inc. and subsidiaries at May 28, 2005 and May 29, 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 28, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company on May 29, 2004 adopted FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” and on June 1, 2003 changed its method of accounting for certain domestic inventories.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of May 28, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 15, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
———————————
Grand Rapids, MI
July 15, 2005

Item 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

As defined in Item 304 of Regulation S-K, there have been no changes in, or disagreements with, accountants during the 24-month period ended May 28, 2005.

Item 9A CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of management, the company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 28, 2005, and have concluded that as of that date, the company’s disclosure controls and procedures were effective.
(b)	Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of the Independent Registered Public Accounting Firm. Refer to Item 8 for “Management’s Report on Internal Control Over Financial Reporting” and the “Report Of Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting”.
(c)	Changes in Internal Control Over Financial Reporting. There were no changes in the company’s internal control over financial reporting during the fourth quarter ended May 28, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B OTHER INFORMATION

(a)	On July 25, 2005, the company's board of directors made the following changes in director compensation structure:
•	The annual retainer fee for each director was increased to $105,000 from the previous level of $100,000
•	The annual audit committee chairman fee was increased to $10,000 from the previous level of $5,000

Directors have been and continue to be permitted to select methods of payment of their fees, including cash, deferred compensation in the form of company stock, unrestricted company stock or stock options. In the past, directors were required to take 25% of their total fee as one of the forms of equity. That requirement has been changed to provide that any director who has not yet achieved his or her director stock ownership guideline of $300,000 of company stock must take at least 50% of his or her fee in one of the forms of equity, and there is no equity component requirement for directors meeting the stock ownership guidelines.

(b)	Also on July 25, 2005, the company's board of directors established an annual fee of $295,000 for its Chairman, Mike Volkema. Mr. Volkema can elect to receive this additional fee in cash or any other equity-based alternative available to other directors.

PART III

Item 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors, Executive Officers, Promoters and Control Persons

Information relating to directors and director nominees of the registrant is contained under the caption “Director and Executive Officer Information” in the company’s definitive Proxy Statement, relating to the company’s 2005 Annual Meeting of Shareholders, and the information within that section is incorporated by reference. Information relating to Executive Officers of the company is included in Part I hereof entitled “Executive Officers of the Registrant.”

Information relating to the identification of the audit committee, audit committee financial expert, and director nomination procedures of the registrant is contained under the captions “Board Committees” and “Director Nominations” in the company’s definitive Proxy Statement, relating to the company’s 2005 Annual Meeting of Shareholders, and the information within these sections is incorporated by reference.

Compliance with Section 16(A) of the Exchange Act

Information relating to compliance with Section 16(A) of the Exchange Act is contained under the caption “Section 16(A) Beneficial Ownership Reporting Compliance” in the company’s definitive Proxy Statement, relating to the company’s 2005 Annual Meeting of Shareholders, and the information within that section is incorporated by reference.

Code of Ethics

The company has adopted a Code of Conduct that serves as the code of ethics for the executive officers and senior financial officers and as the code of business conduct for all directors and employees of the registrant. This code is made available free of charge through the “Investors” section of the company’s internet website at www.hermanmiller.com. Any amendments to, or waivers from, a provision of this code also will be posted to the company’s internet website.

Item 11 EXECUTIVE COMPENSATION

Information relating to management remuneration is contained under the captions “Compensation of Board Members and Non-Employee Officers,” “Summary Compensation Table,” “Option Grants in Last Fiscal Year,” “Aggregated Stock Option Exercises in Fiscal 2005 and Year End Option Values,” “Long-Term Incentive Plans-Awards in Last Fiscal Year,” and “Pension Plans” in the company’s definitive Proxy Statement, relating to the company’s 2005 Annual Meeting of Shareholders, and the information within these sections is incorporated by reference. However, the information under the captions “Executive Compensation Committee Report” and “Shareholder Return Performance Graph” is specifically excluded.

Item 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections entitled “Voting Securities and Principal Shareholders,” “Director and Executive Officer Information,” and “Equity Compensation Plan Information” in the definitive Proxy Statement, relating to the company’s 2005 Annual Meeting of Shareholders, and the information within these sections is incorporated by reference.

Item 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions contained under the captions “Voting Securities and Principal Shareholders,” “Director and Executive Officer Information,” and “Other Arrangements” in the definitive Proxy Statement, relating to the company’s 2005 Annual Meeting of Shareholders and the information within these sections is incorporated by reference.

Item 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning the payments to our principal accountants and the services provided by our principal accounting firm set forth under the caption “Disclosure of Fees Paid to Independent Registered Public Accounting Firm” in the Definitive Proxy Statement, relating to the company’s 2005 Annual Meeting of Shareholders’, and the information within that section is incorporated by reference.

PART IV

Item 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	The following documents are filed as a part of this report:

1.	Financial Statements

The following consolidated financial statements of the company are included in this Form 10-K on the pages noted:

Page Number in the Form 10-K

Consolidated Statements of Operations	38
Consolidated Balance Sheets	39
Consolidated Statements of Shareholders' Equity	40
Consolidated Statements of Cash Flows	41
Notes to the Consolidated Financial Statements	42-71
Management's Report on Internal Control Over Financial Reporting	72
Report of Independent Registered Public Accounting Firm
On Internal Control Over Financial Reporting	73
Report of Independent Registered Public Accounting Firm
On the Consolidated Financial Statements	74

2.	Financial Statement Schedule

The following financial statement schedule and related Report of Independent Public Accountants on the Financial Statement Schedule are included in this Form 10-K on the pages noted:

Page Number in the Form 10-K

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	80
Schedule II - Valuation and Qualifying Accounts and Reserves for the Years Ended May 28, 2005, May 29, 2004, and May 31, 2003	81

All other schedules required by Form 10-K Annual Report have been omitted because they were inapplicable, included in the Notes to the Consolidated Financial Statements, or otherwise not required under instructions contained in Regulation S-X.

3.	Exhibits

Reference is made to the Exhibit Index which is included on pages 82-85.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERMAN MILLER, INC. /s/ Brian C. Walker —————————————— By: Brian C. Walker (President and Chief Executive Officer)	and	/s/ Elizabeth A. Nickels —————————————— Elizabeth A. Nickels (Chief Financial Officer)

Date: July 28, 2005
           ——————————————

Pursuant  to the requirements of the Securities Exchange Act of 1934, this report has been signed below on July 28, 2005 by the following persons on behalf of the Registrant in the capacities indicated. Each Director of the

Registrant, whose signature appears below, hereby appoints Brian C. Walker as his attorney-in-fact, to sign in his or her name and on his or her behalf, as a Director of the Registrant, and to file with the Commission any and all amendments to this Report on Form 10-K.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors of Herman Miller, Inc.

We have audited the consolidated financial statements of Herman Miller, Inc. and subsidiaries (the Company) as of May 28, 2005, and May 29, 2004, and for each of the three years in the period ended May 28, 2005, and have issued our report thereon dated July 15, 2005 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
———————————
Grand Rapids, MI
July 15, 2005

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In Millions)

Column A	Column B	Column C			Column D			Column E

Description	Balance at beginning of period	Charged to expense/ (income)	Acquired reserves	Reclass-ification[1]	Deductions[2]	Elimination due to acquisition and consolidation	Losses utilized[3]	Balance at end of period

Year ended May 28, 2005:
Allowance for possible
losses on accounts receivable	$8.1	$(0.6)	$--	$--	$(1.3)	$(0.6)	$--	$5.6

Allowance for possible
losses on notes receivable	$1.4	$--	$--	$--	$--	$--	$--	$1.4

Valuation allowance for
deferred tax asset	$7.1	$8.0	$--	$--	$--	$--	$--	$15.1
Year ended May 29, 2004:
Allowance for possible
losses on accounts receivable	$12.9	$(0.6)	$0.3	$--	$(4.1)	$(0.4)	$--	$8.1

Allowance for possible
losses on notes receivable	$4.4	$0.2	$--	$--	$(0.8)	$(2.4)	$--	$1.4

Valuation allowance for
deferred tax asset	$5.0	$0.7	$--	$1.3	$0.1	$--	$--	$7.1

Year ended May 31, 2003:
Allowance for possible
losses on accounts receivable	$16.3	$0.6	$--	$--	$(4.0)	$--	$--	$12.9

Allowance for possible
losses on notes receivable	$2.0	$3.0	$--	$--	$(0.6)	$--	$--	$4.4

Valuation allowance for
deferred tax asset	$--	$1.0	$--	$4.0	$--	$--	$--	$5.0

1 Represents reclassifications to conform to current year presentation.
2 Represents amounts written off, net of recoveries and other adjustments. Includes effects of foreign currency translation.
3 Represents the utilization of capital and net operating losses.

EXHIBIT INDEX

(3)	Articles of Incorporation and Bylaws

(a)	Articles of Incorporation are incorporated by reference from Exhibit 3(a) and 3(b) of the Registrant’s 1986 Form 10-K Annual Report.

(b)	Certificate of Amendment to the Articles of Incorporation, dated October 15, 1987, are incorporated by reference from Exhibit 3(b) of the Registrant’s 1988 Form 10-K Annual Report.

(c)	Certificate of Amendment to the Articles of Incorporation, dated May 10, 1988, are incorporated by reference from Exhibit 3(c) of the Registrant’s 1988 Form 10-K Annual Report.

(d)	Amended and Restated Bylaws, dated October 1, 2002, are incorporated by reference from Exhibit 3(d) of the Registrant’s 2003 Form 10-K Annual Report.

(e)	Amended and Restated Bylaws, dated January 13, 2004, are incorporated by reference from Exhibit 3(e) of the Registrant’s Form 10-Q Quarterly Report for quarter ended February 26, 2005.

(4)	Instruments Defining the Rights of Security Holders

(a)	Specimen copy of Herman Miller, Inc., common stock is incorporated by reference from Exhibit 4(a) of Registrant’s 1981 Form 10-K Annual Report.

(b)	Note Purchase Agreement dated March 1, 1996, is incorporated by reference from Exhibit 4(b) of the Registrant’s 1996 Form 10-K Annual Report.

(c)	First Amendment to the Note Purchase Agreement dated February 11, 1999, is incorporated by reference from Exhibit 4(c) of the Registrant’s 1999 Form 10-K Annual Report.

(d)	Second Amendment to the Note Purchase Agreement dated May 15, 2002, is incorporated by reference from Exhibit 4(d) of the Registrant’s 2003 Form 10-K Annual Report.

(e)	Other instruments which define the rights of holders of long-term debt individually represent debt of less than 10% of total assets. In accordance with item 601(b)(4)(iii)(A) of regulation S-K, the Registrant agrees to furnish to the Commission copies of such agreements upon request.

(f)	Dividend Reinvestment Plan for Shareholders of Herman Miller, Inc., dated January 6, 1997, is incorporated by reference from Exhibit 4(d) of the Registrant’s 1997 Form 10-K Annual Report.

(g)	Shareholder Protection Rights Agreement dated as of June 30, 1999 is incorporated by reference from Exhibit 1 of the Registrant’s 8-K/A filed July 16, 1999.

(10)	Material Contracts

(a)	Officers’ Supplemental Retirement Income Plan is incorporated by reference from Exhibit 10(f) of the Registrant’s 1986 Form 10-K Annual Report. *

Exhibit Index (continued)

(b)	Officers’ Salary Continuation Plan is incorporated by reference from Exhibit 10(g) of the Registrant’s 1982 Form 10-K Annual Report. *

(c)	Herman Miller, Inc., 1994 Key Executive Stock Purchase Assistance Plan, dated October 6, 1994, is incorporated by reference from Appendix C of the Registrant’s 1994 Proxy Statement. *

(d)	First Amendment to the Herman Miller, Inc., 1994 Key Executive Stock Purchase Assistance Plan, dated April 28, 1998, is incorporated by reference from Exhibit 10(g) of the Registrant’s 1998 Form 10-K Annual Report. *

(e)	Second Amendment to the Herman Miller, Inc., 1994 Key Executive Stock Purchase Assistance Plan, dated October 1, 2001, is incorporated by reference from Exhibit 10(e) of the Registrant’s 2003 Form 10-K Annual Report. *

(f)	Herman Miller, Inc. Nonemployee Officer and Director Deferred Compensation Stock Purchase Plan dated November 1, 1999, is incorporated by reference from Exhibit 10(g) of the Registrant’s 2003 Form 10-K Annual Report. *

(g)	Restricted Share Grant Agreement dated June 5, 2001, between the company and Michael A. Volkema, is incorporated by reference from Exhibit 10(h) of the Registrant’s 2003 Form 10-K Annual Report.*

(h)	Herman Miller, Inc., Incentive Cash Bonus Plan, dated September 29, 1998, is incorporated by reference from Appendix A of the Registrant’s 1998 Proxy Statement. *

(i)	Form of Change in Control Agreement is incorporated by reference from Exhibit 10(p) of the Registrant’s 2001 Form 10-K Annual Report.

(j)	Change in Control Agreement for Michael A. Volkema is incorporated by reference from Exhibit 10(q) of the Registrant’s 2001 Form 10-K Annual Report.

(k)	Herman Miller, Inc., Executive Incentive Plan dated April 23, 2002, is incorporated by reference from Exhibit 10(r) of the Registrant’s 2003 Form 10-K Annual Report. *

(l)	Herman Miller, Inc., Long Term Incentive Plan (as amended through September 30, 2002), is incorporated by reference from Exhibit 10(s) of the Registrant’s 2003 Form 10-K Annual Report. *

(m)	Herman Miller, Inc., Executive Incentive Plan dated April 22, 2003, is incorporated by reference from Exhibit 10(t) of the Registrant’s 2003 Form 10-K Annual Report. *

(n)	Amended and Restated Swap Transaction Confirmation dated May 21, 2002, is incorporated by reference from Exhibit 10(u) of the Registrant’s 2003 Form 10-K Annual Report.

Exhibit Index (continued)

(o)	Swap Transaction Confirmation dated November 19, 2003, is incorporated by reference from Exhibit 10(v) of the Registrant’s Form 10-Q Quarterly Report for quarter ended November 29, 2003.

(p)	Swap Transaction Confirmation dated November 20, 2003, is incorporated by reference from Exhibit 10(w) of the Registrant’s Form 10-Q Quarterly Report for quarter ended November 29, 2003.

(q)	Restricted Share Grant Agreement for Brian Walker dated July 27, 2004, is incorporated by reference from Exhibit 10(x) of the Registrant’s 2004 Form 10-K Annual Report. *

(r)	Herman Miller, Inc., 1994 Non-Employee Officer and Director Stock Option Plan (as amended and restated through September 27, 2004), is incorporated by reference from Exhibit 10(y) of the Registrant’s Form 10-Q Quarterly Report for quarter ended August 28, 2004. *

(s)	Form of stock option agreement under the Herman Miller, Inc. 1994 Non-Employee Officer and Director Stock Option Plan, is incorporated by reference from Exhibit 10(z) of the Registrant’s Form 10-Q Quarterly Report for quarter ended August 28, 2004. *

(t)	Form of non-portable option agreement under the Herman Miller, Inc. Long Term Incentive Plan, is incorporated by reference from Exhibit 10(aa) of the Registrant’s Form 10-Q Quarterly Report for quarter ended August 28, 2004. *

(u)	Form of portable stock option agreement under the Herman Miller, Inc. Long Term Incentive Plan, is incorporated by reference from Exhibit 10(ab) of the Registrant’s Form 10-Q Quarterly Report for quarter ended August 28, 2004. *

(v)	Description of Performance Goals for Equity Grants Under the Herman Miller Long-Term Incentive Plan, is incorporated by reference from Exhibit 10(ac) of the Registrant’s Form 10-Q Quarterly Report for quarter ended November 27, 2004.

(w)	Credit agreement dated as of October 18, 2004 among Herman Miller, Inc. and various lenders, is incorporated by reference from Exhibit 99.1 of the Registrant’s Form 8-K dated October 19, 2004.

(x)	Herman Miller, Inc. Amended and Restated Key Executive Deferred Compensation Plan, is incorporated by reference from Exhibit 99.1 of the Registrant’s Form 8-K dated April 25, 2005. *

(y)	Form of Herman Miller, Inc. Long-Term Incentive Plan Restricted Stock Unit Award, is incorporated by reference from Exhibit 99.1 of the Registrant’s Form 8-K dated June 20, 2005. *

(z)	Amendment to the Herman Miller, Inc. Profit Sharing and 401(k) Plan dated July 25, 2005. *

(aa)	Herman Miller, Inc. Long-Term Incentive Plan as amended, effective January 1, 2005. *

* denotes compensatory plan or arrangement.

(18)	Letter Regarding Change in Accounting Principles

(21)	Subsidiaries

Exhibit Index (continued)

(23)(a)	Consent of Independent Registered Public Accounting Firm

(24)	Power of Attorney (Included on page 79)

(31)(a)	Certificate of the Chief Executive Officer of Herman Miller, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)(b)	Certificate of the Chief Financial Officer of Herman Miller, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)(a)	Certificate of the Chief Executive Officer of Herman Miller, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32)(b)	Certificate of the Chief Financial Officer of Herman Miller, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002