Form 10-Q
period 2005-09-03
MILLER HERMAN INC
filed 2005-10-11
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

X	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 3, 2005	Commission File No. 001-15141

HERMAN MILLER, INC.

A Michigan Corporation 855 East Main Avenue, Zeeland, MI 49464-0302	ID No. 38-0837640 Phone (616) 654 3000

Indicate by check mark whether the registrant

(1)	has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and

Yes [ X ] No [__]

(2)	has been subject to such filing requirements for the past 90 days.

Yes [ X ] No [__]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [ X ] No [__]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [__] No [ X ]

Common Stock Outstanding at October 5, 2005 – 69,047,727 shares

HERMAN MILLER, INC. FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 3, 2005
INDEX

		Page No.
Part I - Financial Information
Item 1	Condensed Consolidated Balance Sheets -
	September 3, 2005, and May 28, 2005	3

	Condensed Consolidated Statements of Operations -
	Three Months Ended September 3, 2005, and
	August 28, 2004	4

	Condensed Consolidated Statements of Cash Flows -
	Three Months Ended September 3, 2005,
	and August 28, 2004	5

	Notes to Condensed Consolidated Financial Statements	6-17

Item 2	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	18-26

Item 3	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4	Controls and Procedures	27

Part II - Other Information

Item 1	Legal Proceedings	28

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3	Defaults Upon Senior Securities - None

Item 4	Submission of Matters to a Vote of Security Holders - None

Item 5	Other Items	29

Item 6	Exhibits	29

Signatures		30

Exhibits		31-45

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	September 3, 2005	May 28, 2005	September 3, 2005		May 28, 2005

	(Unaudited)	(Audited)		(Unaudited)	(Audited)
ASSETS			LIABILITIES & SHAREHOLDERS' EQUITY
Current Assets:			Current Liabilities:
Cash and cash equivalents (Note 9)	$147.2	$154.4	Unfunded checks	$6.4	$7.9
Short-term investments (Note 10)	15.5	13.9	Current maturities of long-term debt	13.0	13.0
Accounts receivable, net	148.1	169.8	Accounts payable	92.0	106.6
Inventories -			Accrued liabilities (Note 15)	138.6	157.4
Finished goods	23.5	21.7
Work in process	12.8	15.2	Total current liabilities	250.0	284.9
Raw materials	10.1	9.8

Total inventories	46.4	46.7	Long-term Liabilities:
Assets held for sale (Note 19)	-	0.4	Long-term debt, less current maturities (Note 14)	181.1	181.0
Prepaid expenses and other	50.6	49.0	Pension benefits (Note 17)	35.9	34.8
			Other liabilities (Note 15)	36.3	34.2
Total current assets	407.8	434.2
			Total Liabilities	503.3	534.9
Property and Equipment, at cost	693.4	695.6
Less - accumulated depreciation	497.7	500.2	Minority Interest	0.1	0.1

Net property and equipment (Note 8)	195.7	195.4
			Shareholders' Equity:
			Common stock $.20 par value (Note 5)	13.9	13.9
Other Assets:			Retained earnings	233.5	227.3
Notes receivable, net	2.4	1.4	Accumulated other comprehensive loss (Note 4)	(64.1)	(64.4)
Goodwill	39.1	39.1	Key executive stock programs	(6.2)	(6.3)
Intangible assets, net (Note 13)	5.4	5.7
Other noncurrent assets	30.1	29.7	Total Shareholders' Equity	177.1	170.5

Total Assets	$680.5	$705.5	Total Liabilities and Shareholders' Equity	$680.5	$705.5

See accompanying notes to condensed consolidated financial statements

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended

	September 3, 2005	August 28, 2004

Net Sales	$430.9	$357.3

Cost of Sales	289.2	245.2

Gross Margin	141.7	112.1

Operating Expenses (Notes 6 and 15)	102.3	88.6

Restructuring Expenses (Note 8)	0.2	0.5

Operating Earnings	39.2	23.0

Other Expenses (Income):
Interest expense (Note 14)	3.3	3.3
Other, net (Notes 3, 6, 10, and 18)	(1.3)	(1.6)

Earnings Before Income Taxes and
Minority Interest	37.2	21.3

Income Tax Expense (Note 16)	12.8	7.0

Earnings Before Minority Interest	24.4	14.3

Minority Interest, net of income taxes (Note 18)	0.7	--

Net Earnings	$23.7	$14.3

Earnings Per Share - Basic (Notes 5 and 7)	$.34	$.20

Earnings Per Share - Diluted (Notes 5 and 7)	$.34	$.20

Dividends Per Share	$.0725	$.0725

See accompanying notes to condensed consolidated financial statements.

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS
(Dollars in Millions)
(Unaudited)

	Three Months Ended

	September 3, 2005	August 28, 2004

Cash Flows from Operating Activities:
Net earnings	$23.7	$14.3
Depreciation and amortization	10.4	11.8
Restructuring (Note 8)	--	(0.5)
Gain from sales of owned dealers (Note 6)	(0.3)	--
Minority interest (Note 18)	0.7	--
Changes in current assets and liabilities	(17.7)	(0.4)
Pension benefits (Note 17)	1.0	(23.8)
Other, net	3.1	1.4

Net Cash Provided by Operating Activities	20.9	2.8

Cash Flows from Investing Activities:
Changes in notes receivable, net	2.3	(0.4)
Short-term investment purchases	(2.6)	--
Short-term investment sales	0.9	--
Capital expenditures	(11.2)	(3.8)
Proceeds from sales of property and equipment (Note 19)	0.7	0.2
Proceeds from sales of owned dealers (Note 6)	2.1	--
Net cash paid for acquisitions (Note 6)	--	(0.7)
Other, net	(0.1)	0.3

Net Cash Used for Investing Activities	(7.9)	(4.4)

Cash Flows from Financing Activities:
Short-term debt repayments, net (Note 18)	--	(1.5)
Dividends paid	(5.0)	(5.2)
Common stock issued (Note 5)	20.9	11.8
Common stock repurchased and retired (Note 5)	(36.3)	(37.6)

Net Cash Used for Financing Activities	(20.4)	(32.5)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	0.2	0.7

Net Decrease in Cash and Cash Equivalents	(7.2)	(33.4)

Cash and Cash Equivalents, Beginning of Period	$154.4	$189.2

Cash and Cash Equivalents, End of Period	$147.2	$155.8

See accompanying notes to condensed consolidated financial statements.

HERMAN MILLER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION
The condensed consolidated financial statements have been prepared by Herman Miller, Inc. (“the company”), without audit, in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Management believes the disclosures made in this document are adequate so as not to make the information presented misleading. Operating results for the three-month period ended September 3, 2005, are not necessarily indicative of the results that may be expected for the year ending June 3, 2006. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company’s Form 10-K for the year ended May 28, 2005.

2. FISCAL YEAR
The company’s fiscal year ends on the Saturday closest to May 31. Fiscal 2006, the year ending June 3, 2006, will contain 53 weeks while fiscal 2005, the year ended May 28, 2005, contained 52 weeks. The first three months of fiscal 2006 contained 14 weeks while the first three months of fiscal 2005 contained 13 weeks.

3. FOREIGN CURRENCY TRANSLATION
The functional currency for foreign subsidiaries is the local currency. The cumulative effects of translating the balance sheet accounts from the functional currency into the United States dollar at current exchange rates and revenue and expense accounts using average exchange rates for the period are included as a component of “Accumulated other comprehensive loss” in the condensed consolidated balance sheets. Net gain (loss) arising from remeasuring all foreign currency transactions into the appropriate functional currency, which were included in “Other Expenses (Income)” in the condensed consolidated statements of operations, was $0.2 million and negligible for the three months ended September 3, 2005, and August 28, 2004, respectively.

4. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) consists of net earnings, foreign currency translation adjustments, minimum pension liability, and unrealized holding gains (losses) on “available-for-sale” securities. Comprehensive income was approximately $24.0 million and $15.5 million for the three months ended September 3, 2005, and August 28, 2004, respectively. The following presents the components of “Accumulated Other Comprehensive Loss” for the period indicated.

(In Millions)	Foreign Currency Translation Adjustments	Minimum Pension Liability (net of tax)	Unrealized Holding Period Gains (Losses) (net of tax)	Total Accumulated Other Comprehensive Income (Loss)

Balance, May 28, 2005	$(4.0)	$(60.5)	$0.1	$(64.4)
Other comprehensive income
(loss) for the three months
ended September 3, 2005	0.5	(0.1)	(0.1)	0.3

Balance, September 3, 2005	$(3.5)	$(60.6)	$--	$(64.1)

5. COMMON STOCK AND EARNINGS PER SHARE
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS).

	Three Months Ended

	September 3, 2005	August 28, 2004

Numerators:
Numerator for both basic and diluted EPS, net earnings
(In Millions)	$23.7	$14.3

Denominators:
Denominator for basic EPS, weighted-average common
shares outstanding	69,432,007	71,182,794

Potentially dilutive shares resulting from stock plans	764,742	679,053

Denominator for diluted EPS	70,196,749	71,861,847

Dilutive EPS excludes options where the exercise price exceeded the average market price of the company’s common stock, since the effect would be anti-dilutive. The number of stock options outstanding that met this criterion, thereby being excluded from the calculation of diluted EPS, and the range of exercise prices for the three months ended September 3, 2005, and August 28, 2004, were 309,547 at $31.00-$33.51 and 1,822,216 at $26.29-$32.50, respectively.

Common stock activity for the three months ended September 3, 2005, and August 28, 2004, included the repurchase of 1,142,619 shares for $36.3 million and 1,379,179 shares for $37.6 million in the respective periods. In addition, stock-based benefit program activity for the three months ended September 3, 2005, and August 28, 2004, resulted in the issuance of 869,238 shares for $20.9 million (net of $2.2 million tax effect) and 654,003 shares for $11.8 million (net of $0.8 million tax effect) in the respective periods.

6. ACQUISITIONS AND DIVESTITURES
During the first quarter of fiscal 2005, the company acquired certain assets and liabilities of Office Interiors, Inc., a contract furniture dealership primarily based in Oklahoma City, Oklahoma, for $0.7 million. This resulted in the recognition of pre-tax income of $0.4 million due to the reversal of a financial guarantee liability since the company was released from the guarantee by the third-party as result of this transaction. The gain is reflected in “Other Expenses (Income)” in the condensed consolidated statements of operations.

During the first quarter of fiscal 2006, the company completed the sale of two wholly owned contract furniture dealerships: Workplace Resource based in Cleveland, Ohio, and WB Wood based in New York City, New York. The sale of these dealerships corresponds with the company’s strategy to continue pursuing opportunities to transition our owned dealerships to independent owners, as it is believed that independent ownership of contract furniture dealers is, on balance, the best model for a strong distribution network. The company ceased consolidation of the dealerships’ balance sheets and results of operations since the respective dates of sale. In connection with these sale transactions, the company received total consideration of $5.7 million, of which $2.1 million represented cash proceeds, for net assets with a carrying value of $5.4 million. This resulted in a pre-tax gain on sale of $0.3 million, which was reflected as an offset to “Operating Expenses” in the condensed consolidated statement of operations.

7. STOCK-BASED COMPENSATION
The company accounts for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Under this method, which during the quarter continued to be acceptable under Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement No. 123,” (SFAS 148), no compensation expense is recognized when stock options are granted to employees and directors at fair market value as of the grant date. In December 2004, the FASB issued a revision of SFAS No. 123, “Share-Based Payment” (SFAS 123(R)), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. Refer to Note 12, for further information regarding this new accounting standard and its future application to the company.

The following table illustrates the effect on net earnings and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) to stock-based employee compensation during the periods indicated with the Black-Scholes pricing model used for valuation of stock options.

(In Millions, Except Per Share Data)	Three Months Ended

	September 3, 2005	August 28, 2004

Net earnings, as reported	$23.7	$14.3

Less: Incremental stock-based employee compensation
expense determined under fair value based method for
all awards, net of related tax effects
	(0.6)	(1.7)

Pro forma net earnings	$23.1	$12.6

Total stock-based employee compensation expense
included in net earnings, as reported, net of related
tax effects	$0.5	$0.2

Earnings per share:
Basic, as reported	$0.34	$0.20
Basic, pro forma	$0.33	$0.18
Diluted, as reported	$0.34	$0.20
Diluted, pro forma	$0.33	$0.18

8. RESTRUCTURING CHARGES
The following is a summary of the restructuring activities for the three months ended September 3, 2005. It should be read in conjunction with the company’s Form 10-K for the year ended May 28, 2005, which provides a description of the specific actions taken since fiscal 2002. For purposes of this discussion, the restructuring actions taken since fiscal 2002 are referred to collectively as the “Plan.”

The following table presents the pre-tax restructuring charges, by category, recorded pursuant to the Plan.

(In Millions)	Three Months Ended

	September 3, 2005	August 28, 2004

Pension Related	$0.1	$0.4
Facility Exit Costs & Other	0.1	0.1

Total	$0.2	$0.5

The restructuring charges recognized during the quarters ended September 3, 2005, and August 28, 2004, primarily related to the Canton consolidation. The charges resulted from building carrying costs on the Canton facility and pension-related settlements, which are recognized as terminated employees withdraw their assets from the retirement plan.

The company’s Canton, Georgia, facility, which was exited in fiscal 2004, remains listed for sale. As a consequence of the Plan, during the fourth quarter of fiscal 2003, this facility was written down to its expected fair value. The carrying value of $7.5 million remained classified under the caption “Net property and equipment” on the company’s condensed consolidated balance sheet as of the end of the first quarter of fiscal 2006.

The following summarizes the restructuring accrual activity since the beginning of fiscal 2006. This summary does not include restructuring activity related to the impairment of fixed assets or the effect on the company’s employee retirement plans, as these items are not accounted for through the restructuring accrual on the condensed consolidated balance sheet but are included as a component of “Restructuring Expenses” on the condensed consolidated statement of operations. In addition, facility costs associated with the movement of inventory and equipment, as well as employee relocation and training related to the consolidation of production processes, are recognized as incurred and are not included in the ending restructuring accrual balance.

(In Millions)	Lease & Supplier Contract Terminations	Facility Exit Costs & Other	Total

Accrual Balance, May 28, 2005	$0.9	$0.7	$1.6
Restructuring Charges	--	0.1	0.1
Cash Payments	--	(0.1)	(0.1)

Accrual Balance, September 3, 2005	$0.9	$0.7	$1.6

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

Cash payments (refunds) for income taxes and interest were as follows:

(In Millions)	Three Months Ended

	September 3, 2005	August 28, 2004

Income taxes paid (refunded), net	$6.2	$(1.6)
Interest paid	$0.1	$0.2

10. SHORT-TERM INVESTMENTS
The company maintains a portfolio of short-term investments comprised of investment grade fixed-income securities. These investments are held by the company’s wholly-owned insurance captive and are considered “available-for-sale” as defined in Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, they have been recorded at fair market value based on quoted market prices, with the resulting net unrealized holding gains or losses reflected net of tax as a component of “Accumulated other comprehensive loss” in the condensed consolidated balance sheets (see Note 4).

Net investment income recognized in the condensed consolidated statements of operations resulting from these investments totaled $0.1 million for each of the three month periods ended September 3, 2005, and August 28, 2004.

The following is a summary of the carrying and market values of the company’s short-term investments as of September 3, 2005, and May 28, 2005.

(In Millions)	September 3, 2005

	Cost	Unrealized Gain	Unrealized Loss	Market Value

U.S. Government & Agency Debt	$3.9	$--	$--	$3.9
Foreign Government Debt	0.5	--	--	0.5
Corporate Bonds	6.8	0.1	(0.1)	6.8
Mortgage-Backed	4.1	--	--	4.1
Other Debt	0.2	--	--	0.2

Total	$15.5	$0.1	$(0.1)	$15.5

(In Millions)	May 28, 2005

	Cost	Unrealized Gain	Unrealized Loss	Market Value

U.S. Government & Agency Debt	$3.7	$0.1	$--	$3.8
Foreign Government Debt	0.5	--	--	0.5
Corporate Bonds	5.3	0.1	--	5.4
Mortgage-Backed	4.0	--	--	4.0
Other Debt	0.2	--	--	0.2

Total	$13.7	$0.2	$--	$13.9

11. OPERATING SEGMENTS
In accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” management evaluates the company as one reportable operating segment in the office furniture industry. The company is engaged worldwide in the design, manufacture, and sale of office furniture systems, products, and related services through its majority owned subsidiaries. Throughout the world the product offerings, the production processes, the methods of distribution, and the customers serviced are consistent. The company’s product offerings consist primarily of office furniture systems, seating, storage solutions, freestanding furniture, and casegoods. These product offerings are marketed, distributed, and managed primarily as a group of similar products on an overall portfolio basis. The accounting policies of the operating segment are the same as those described in the summary of significant accounting and reporting policies in the company’s 10-K report for the year ended May 28, 2005.

12. NEW ACCOUNTING STANDARDS
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (SFAS 151). This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that fixed production overhead expenses be allocated to inventory based on the “normal capacity” of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred in fiscal years beginning after June 15, 2005. As such, the company is required to adopt these provisions at the beginning of fiscal year 2007. The company does not expect the adoption of SFAS 151 to have a material impact on its consolidated financial statements.

In December 2004, the FASB issued a revision of SFAS No. 123, “Share-Based Payment” (SFAS 123(R)), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. This statement focuses primarily on transactions in which an entity obtains employee services in exchange for share-based payments. Under SFAS 123(R), a public entity generally is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with such cost recognized over the applicable vesting period. This new accounting treatment is also required for any share-based payments to the company’s Board of Directors. As defined within the transition provisions of SFAS 123(R), public entities are required to adopt this new method of accounting using the modified prospective method and may elect to restate prior periods using the modified retrospective method. SFAS 123(R) also requires an entity to provide certain disclosures in order to assist in understanding the nature of share-based payment transactions and the effects of those transactions on the financial statements. On April 14, 2005, the SEC announced that it would provide for phased-in implementation of SFAS 123(R). Under this provision registrants are required adopt SFAS 123(R) no later than the beginning of the fiscal year beginning after June 15, 2005. As such, the company is required to adopt the provisions of SFAS 123(R) at the beginning of fiscal 2007. While the company currently discloses the pro-forma earnings effects of its stock-based awards as provided in Note 7, it is currently evaluating the impact the implementation guidance and revisions included in SFAS 123(R) will have on its consolidated financial statements.

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

13. OTHER INTANGIBLE ASSETS
Other intangible assets are comprised of patents, trademarks, and intellectual property rights with a combined gross carrying value and accumulated amortization of $9.7 million and $4.3 million, respectively, as of September 3, 2005. As of May 28, 2005, these amounts totaled $9.7 million and $4.0 million, respectively. The company amortizes its intangible assets over periods ranging from 8 to 17 years.

Amortization expense related to intangible assets totaled approximately $0.3 million and $0.2 million for the three-month periods ended September 3, 2005, and August 28, 2004, respectively.

Estimated amortization expense for intangible assets as of September 3, 2005, for each of the succeeding fiscal years is as follows.

(In Millions)
Remaining 2006	$0.7
2007	$1.0
2008	$0.9
2009	$0.9
2010	$0.9

14. INTEREST RATE SWAPS
In May 2002, the company entered into a fixed-to-floating interest rate swap agreement that expires March 6, 2006, which effectively converted $40 million of fixed-rate private placement debt to a floating-rate basis. The fair value of this swap instrument, which is based upon expected LIBOR rates over the remaining term of the instrument, was negligible at September 3, 2005. The floating interest rate, which is based on the 90-day LIBOR rate, set in advance of each quarterly period, was approximately 5.7% at September 3, 2005.

In November 2003, the company entered into two additional fixed-to-floating interest rate swap agreements. One agreement that expires March 15, 2011, effectively converted $50 million of fixed-rate debt securities to a floating-rate basis. The fair value of this swap instrument, which is based upon expected LIBOR rates over the remaining term of the instrument, was approximately $0.2 million at September 3, 2005, and is reflected as an addition to long-term debt and an offsetting addition to other noncurrent assets in the condensed consolidated balance sheet. The floating interest rate for this agreement is based on the six-month LIBOR rate, set in-arrears at the end of each semi-annual period, and was estimated to be approximately 6.5% at September 3, 2005. The next scheduled interest rate reset date is in September 2005.

The second agreement, which expires March 5, 2008, effectively converted $15 million of fixed-rate private placement debt to a floating-rate basis. The fair value of this swap instrument, which is based upon expected LIBOR rates over the remaining term of the instrument, was approximately $(0.1) million at September 3, 2005, and is reflected as a reduction to long-term debt and an offsetting addition to other long-term liabilities in the condensed consolidated balance sheet. The floating interest rate for this agreement is based on the six-month LIBOR rate, set in-arrears at the end of each semi-annual period, and was estimated to be approximately 7.1% at September 3, 2005. The next scheduled interest rate reset date is in September 2005.

As of September 3, 2005, a total of $69.0 million of the company’s outstanding debt was effectively converted to a variable-rate basis as a result of these interest rate swap arrangements. These swaps are fair-value hedges and qualify for hedge-accounting treatment using the “short-cut” method under the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Under this accounting treatment, the change in the fair value of the interest rate swap is equal to the change in value of the related hedged debt and, as a result, there is no net effect on earnings. These agreements require the company to pay floating-rate interest payments in return for receiving fixed-rate interest payments that coincide with the semi-annual payments to the debt holders at the same date.

The counterparties to these swap instruments are large financial institutions which the company believes are of high-quality creditworthiness. While the company may be exposed to potential losses due to the credit risk of non-performance by these counterparties, such losses are not anticipated. The swap arrangements resulted in the reduction to net interest expense of approximately $0.1 million and $0.4 million for the three months ended September 3, 2005, and August 28, 2004, respectively.

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

(In Millions)	Three Months Ended

	September 3, 2005	August 28, 2004

Accrual Balance - beginning	$13.0	$14.6
Accrual for warranty matters	2.7	2.3
Settlements and adjustments	(2.3)	(3.3)

Accrual Balance - ending	$13.4	$13.6

Other Guarantees
The company has entered into separate agreements to guarantee the debt of two independent contract furniture dealerships. In accordance with the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others” (FIN 45), the company initially recorded an expense equal to the estimated fair values of these guarantees. The maximum financial exposure assumed by the company as a result of these arrangements totaled $0.6 million as of September 3, 2005. The guarantees are reflected in “Other Liabilities” in the condensed consolidated balance sheet as of September 3, 2005, at $0.3 million, which approximates the original estimated fair values.

The company has entered into a standby letter of credit arrangement for purposes of guaranteeing the debt of an independent contract furniture dealership. At the point the company entered into the arrangement the estimated fair value of the guarantee, which equaled the maximum financial exposure assumed by the company, was recorded as an expense by the company in accordance with the provisions of FIN 45. The maximum financial exposure assumed by the company as a result of this arrangement totaled $0.1 million. As of September 3, 2005, this guarantee is reflected in “Other Liabilities” in the condensed consolidated balance sheet at $0.1 million, which approximates the original estimated fair value.

The company has also entered into agreements with third-party leasing companies to guarantee certain contractual lease terms, including lessee payment obligations and/or residual values of Herman Miller product. These guarantees expire at dates through March 2007. As of the end of September 3, 2005, the maximum financial exposure assumed by the company in connection with these guarantees totaled approximately $2.6 million. As of September 3, 2005, these guarantees are reflected in “Other liabilities” in the condensed consolidated balance sheet at $0.6 million, which approximates the estimated fair value.

The company is periodically required to provide performance bonds in order to do business with certain customers. These arrangements are common and generally have terms ranging between one and three years. The bonds are required to provide assurances to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies; the company is ultimately liable for claims that may occur against them. As of September 3, 2005, the company had a maximum financial exposure related to performance bonds totaling approximately $14.5 million. The company has had no history of claims nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company’s financial statements. Accordingly, no liability has been recorded as of September 3, 2005.

The company periodically enters into agreements in the normal course of business, which may include indemnification clauses regarding patent/trademark infringement and service losses. Service losses represent all direct or consequential loss, liability, damages, costs and expenses incurred by the customer or others resulting from services rendered by the company, the dealer, or certain sub-contractors due to a proven negligent act. The company has had no history of claims, nor is it aware of circumstances that would require it to perform under these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company’s financial statements. Accordingly, no liability has been recorded as of September 3, 2005.

The company has entered into standby letter of credit arrangements for the purpose of protecting various insurance companies against default on the payment of certain premiums and claims. A majority of these arrangements are related to the company’s wholly owned captive insurance company. As of September 3, 2005, the company had a maximum financial exposure from these insurance-related standby letters of credit totaling approximately $12.6 million. The company has had no history of claims nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company’s financial statements. Accordingly, no liability has been recorded as of September 3, 2005.

Contingencies
As previously reported, the company has received a subpoena from the New York Attorney General’s office requesting certain information relating to the minimum advertised price program maintained by the Herman Miller for the Home division. In connection with this matter, the New York Attorney General’s office has taken depositions of current and former employees of the company and certain dealers. The company is cooperating with the New York Attorney General’s office in this matter and there has been no material change in the status of the issue since the end of the previous quarter. As there has been no claim asserted in connection with this matter, the company has no reasonable basis on which to estimate the financial impact, if any, of this investigation.

The company leases a facility in the UK under an agreement that expires in January 2008. Under the terms of the lease, the company is required to perform the maintenance and repairs necessary to address the general dilapidation of the facility over the lease term. The ultimate cost of this provision to the company is dependent on a number of factors including, but not limited to, the future use of the facility by the lessor and whether the company chooses and is permitted to renew the lease term. The company has estimated the cost of these maintenance and repairs to be between $0 and $3 million, depending on the outcome of future plans and negotiations. Based on existing circumstances, it is estimated that these costs will most likely approximate $0.5 million. As a result, this amount has been recorded as a liability reflected in “Other liabilities” in the condensed consolidated balance sheets as of September 3, 2005, and May 28, 2005.

In May 1996, the company assigned its rights as lessee of a UK facility to a third party under an agreement that contained a provision granting the third party the right to re-assign the lease to the company after 10 years, at its election. During the first quarter of 2006, the company was notified by the third party that it is no longer using the space and intend to exercise the re-assignment option. The balance of the lease term is 9 years. Based on past experience and current market conditions, it is considered probable that the company will be able to assign or sublet the remaining lease term to another tenant at current market rates. However, the current market rates for comparable office space are lower than the rental payments owned under the lease agreement. As such, the company would remain liable to pay the difference. Based on existing circumstances, it is estimated that the present value of the future cost to the company under this arrangement will most likely approximate $0.7 million. As a result, this amount was recorded as a liability during the first quarter of fiscal 2006, with the charge reflected in “Operating Expenses” and the corresponding liability reflected in “Other liabilities” for the period ending September 3, 2005.

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

16. INCOME TAXES
The effective tax rate for the three months ended September 3, 2005, and August 28, 2004, was 34.4% and 32.9%, respectively. The company’s United States federal statutory rate is 35.0%. The current year effective tax rate was below the statutory rate primarily as a result of the manufacturing deduction under the American Job Creations Act of 2004 and higher levels of research and development credits. The prior year effective tax rate was below the statutory rate primarily due to the fact that a portion of the net gain from the VIE ownership transition, as disclosed in Note 18, was not subject to tax due to the nature of the transaction.

FSP 109-1 and FSP 109-2 became effective in December 2004. This guidance was issued in response to the American Jobs Creation Act of 2004 that was signed into law by the President on October 22, 2004. This Act includes a tax deduction up to 9 percent (when fully phased-in) of the lesser of (a) “qualified production activities income,” as defined in the Act, or (b) taxable income (after the deduction for the utilization of any net operating loss carryforwards). According to FSP 109-1, this deduction should be accounted for as a special deduction, rather than a rate reduction, in accordance with Statement 109. The tax benefit of the special deduction is recognized under Statement 109 as it is earned. As such, the company began recognizing the benefit of this special deduction starting in the first quarter of fiscal year 2006, which reduced the company’s effective tax rate as noted above.

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

On May 10, 2005, the IRS and Treasury issued guidance concerning the calculation of tax on a distribution under Section 965 of the Internal Revenue Code. Based on this guidance, during the fourth quarter of fiscal 2005, the company decided to repatriate approximately $45 million of undistributed foreign earnings under the Act and recorded income tax expense accordingly of $4.4 million. During the first quarter of fiscal year 2006, the company repatriated approximately $35 million of undistributed foreign earnings under the Act. Subsequent to the end of the first quarter, the company repatriated an additional $9 million of undistributed foreign earnings. The company has the remainder of fiscal 2006 to determine what additional amounts of undistributed foreign earnings to repatriate, if any, under the Act.

17. EMPLOYEE BENEFIT PLANS
The following tables summarize the costs of the company’s employee pension and post-retirement plans for the periods indicated.

(In Millions)	Three Months Ended

	Pension Benefits			Post-Retirement Benefits

	September 3, 2005	August 28, 2004		September 3, 2005	August 28, 2004

Domestic:
Service cost	$2.1	$1.9		$--	$--
Interest cost	3.5	3.7		0.2	0.3
Expected return on plan assets	(5.1)	(5.7)		--	--
Net amortization (gain)/loss	0.4	(0.3)		0.2	0.1

Net periodic benefit cost (credit)	$0.9	$(0.	4)	$0.4	$0.4

International:
Service cost	$0.4	$0.4
Interest cost	0.8	0.7
Expected return on plan assets	(0.9)	(0.9)
Net amortization loss	0.2	0.1

Net periodic benefit cost	$0.5	$0.3

In addition, the company also recognized $0.1 million and $0.4 million of pension settlements associated with restructuring actions during the three months ended September 3, 2005, and August 28, 2004, respectively.

In fiscal 2005, the company made cash contributions totaling $25.6 million to its employee pension plans and $1.7 million to its post-retirement benefit plan. The company is currently determining what voluntary pension plan contributions, if any, will be made in fiscal 2006. Actual contributions will be dependent upon investment returns, changes in pension obligations, and other economic and regulatory factors.

18. VARIABLE INTEREST ENTITES
Effective May 29, 2004, the company adopted the revised version of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46(R)). This resulted in the consolidation of two variable interest entities (VIEs) of which the company was considered the primary beneficiary. The company’s variable interests in these VIEs resulted from providing subordinated debt to and/or guarantees on behalf of two independent dealerships prior to January 31, 2003.

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

During the first quarter of fiscal 2006, a qualifying triggering event occurred with the remaining VIE which resulted in reconsideration under FIN 46(R). Based on this reconsideration, it was determined that the company is no longer considered the primary beneficiary. As such, the company ceased consolidation of the independent dealership in the first quarter of fiscal 2006. This resulted in a pre-tax loss of $0.1 million which is reflected in “Other Expenses (Income)” in the condensed consolidated statement of operations.

For the three months ended September 3, 2005, consolidation of the VIE increased net sales by $6.8 million. Net earnings for the same period were not significantly affected, excluding the loss on ceasing consolidation, as the resulting earnings were primarily attributed to and therefore offset by minority interest of $0.7 million. For the three months ended August 28, 2004, consolidation of the VIEs increased net sales by $2.5 million and net earnings by $0.1 million, excluding the gain on the ownership transition in the first quarter of fiscal 2005.

19. ASSETS HELD FOR SALE
At May 28, 2005, the company re-classified assets with a net carrying value of $0.4 million to current assets held for sale related to a warehouse/storage facility in West Michigan that the company had previously exited. During the first quarter of fiscal 2006, the sale of these assets was finalized. As a result of the sale, the company received proceeds of $0.7 million and recognized a gain on sale of $0.2 million.

20. REPORT OF MANAGEMENT
In the opinion of management, the accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position of the company as of September 3, 2005, and the results of its operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that affected the company’s financial condition, earnings, and cash flow during the periods included in the accompanying condensed consolidated financial statements. References to “Notes” are to the footnote disclosures included in the Condensed Consolidated Financial Statements.

Discussion of Current Business Conditions
Our fiscal 2006 first quarter included 14 weeks of operations as opposed to a typical 13-week period. This extra week is required approximately every six years in order to re-align our fiscal reporting dates with the actual calendar months. This is a factor that should be considered when comparing our first quarter financial results to the prior year period, which included 13 weeks of operations.

We were pleased with our first quarter results in comparison to the prior year, even after adjusting for the extra week. The growth momentum that developed during fiscal 2005 carried over into our first quarter, resulting in strong net sales, orders, and improved profitability. Our international business, which was a steady highlight all of last year, again showed solid year-over-year sales and order growth. We were especially pleased this quarter to see continued momentum in our domestic operations, which has now experienced year-over-year sales growth in the double-digits for the third consecutive quarter. On a consolidated basis, strong net sales in the quarter helped drive significantly improved net earnings over the prior year. Further, new orders in the quarter outpaced net sales, resulting in growth in the backlog.

From a macro-economic perspective, the outlook for our industry continues to be generally positive. Our industry trade organization, The Business and Institutional Furniture Manufacturer’s Association (BIFMA), issued its quarterly forecast in July 2005 outlining an expectation that office furniture consumption will continue to expand through calendar year 2006. While growth in corporate profits has remained relatively strong in recent months, the forecast calls for this measure to decline. The report does, however, suggest this decline in corporate profits will be countered by improving trends in employment and office vacancies. The forecast also pointed to an anticipated rebound in non-residential construction rates as a factor supporting further industry expansion.

The devastation in the Gulf Coast region caused by Hurricanes has and will likely continue to cause a ripple effect on the economy. The most immediate impact on our business has been an increase in oil and gas prices, which were already trending upward even before the impact of storm damage to refining and transportation infrastructure in the Gulf. These higher prices have increased our transportation costs as well as the cost, and perhaps availability, of key manufacturing inputs such as plastics and resins.

Last fiscal year we reported that the increasing market price for steel components had a significant negative impact on our profitability. Fortunately, during the fourth quarter of fiscal 2005, we began seeing these prices stabilize and, in fact, decline slightly. Though the price of steel in our first quarter remained higher than it was a year ago, we were pleased to see continued signs of market stability in the first three months of fiscal 2006. While there has been some speculation that steel prices may rise again in the future due to declining market supply, the trend in our first quarter was welcome news.

Rising material costs have prompted us to put in place general price increases twice since the beginning of fiscal 2005. The first of these increases became effective at the beginning of August 2004. This increase varied by product line but averaged approximately 4% of list price. While the price increase did not have a significant impact on our first quarter net sales last year, we did see an increase in order rates in the period as customers accelerated some orders to take advantage of pre-increase pricing. It wasn’t until the second half of fiscal 2005 that we began to realize a significant benefit of this price increase.

On September 6, 2005, just after the end of our first quarter, a second price increase became effective. Again, the increase varied by product line but averaged approximately 3.8% of list price. Given its timing, our first quarter net sales were not affected by the increase; however, we did experience an increase in new orders which we attribute, in part, to advance purchasing. We expect to begin realizing some benefit from the price change late in the second quarter, although the majority will not be felt until the second half of fiscal 2006. Also, given the competitive nature of discounting in our industry, the price increase may not fully offset the impact of rising material costs. However, we continue to believe we can cover a large portion of these cost increases through the combination of our pricing strategy and our lean manufacturing program, the Herman Miller Production System (HMPS).

We believe that price is only one of several important factors to consider in the buying decision. With this in mind, we continue to invest in product development in order to find innovative ways of providing value to our customers. Research and development expenses, exclusive of royalty payments to independent designers, totaled $7.3 million in both the current and prior year first quarters.

During the first quarter we completed the sale of two wholly-owned contract furniture dealerships – one based in New York City, New York, and another in Cleveland, Ohio. Another first quarter development related to our distribution network involved the independently owned dealership that we began consolidating as a Variable Interest Entity (VIE) at the end of fiscal 2004. Due to its improved financial condition, the owners of this dealer were successful in obtaining outside bank financing. This allowed them to repay a large portion of their outstanding loan balance with us. As a result, we are no longer required to include this VIE in our consolidated financial statements. Since this refinancing arrangement was finalized at the end of our first quarter, we have included the VIE’s results of operations in our Condensed Consolidated Statement of Operations for the three-month period ended September 3, 2005. Our Condensed Consolidated Balance Sheet as of this date, however, does not include the assets or liabilities of the VIE. More information related to these transactions can be found in Notes 6 and 18.

Analysis of First Quarter Results
The following table presents certain key highlights from the results of operations for the quarterly periods indicated.

In millions, except per share data	Three Months Ended

	September 3, 2005	August 28, 2004	Percent Change

Net Sales	$430.9	$357.3	20.6%
Gross Margin	141.7	112.1	26.4%
Operating Expenses	102.3	88.6	15.5%
Restructuring Expenses	0.2	0.5	(60.0%)
Operating Earnings	39.2	23.0	70.4%
Net Earnings	23.7	14.3	65.7%
Earnings per share - diluted	0.34	0.20	70.0%
Orders	492.9	382.3	28.9%
Backlog	271.8	234.5	15.9%

Consolidated Sales, Orders, and Backlog
Net sales in the first quarter were $73.6 million, or 20.6% higher than the same period last year. Excluding the extra week, the year-over-year increase in net sales was approximately 12.0% or $42.8 million. We attribute a portion of this year-over-year increase to the price increase implemented in August of last year. While it is difficult to quantify with certainty, the impact of the price increase on our first quarter net sales, we believe we have been successful in capturing some of the price change, even after considering the effect of higher domestic price discounting compared to last year. On a sequential-quarter comparison, meaning fourth quarter fiscal 2005 to first quarter fiscal 2006, net sales increased $23.4 million. However, excluding the extra week in the first quarter, net sales showed a slight sequential-period decline of approximately $7.4 million or 1.8%.

New orders in the first quarter totaled $492.9 million. As previously discussed, we attribute some of the strong order activity in the period to purchasing in advance of the September price increase. Excluding the extra week, orders in the first quarter were approximately 19.7% higher than the same period last year and 8.7% higher on a sequential basis. We believe this provides a reasonable measure of year-over-year order growth since the timing and scope of the two price increases was similar between comparable periods.

The backlog of unfilled orders at the end of the first quarter, which totaled $271.8 million, was $37.3 million higher than the prior year level and represents the highest quarter-end backlog that we have had since November 2000. On a sequential-quarter basis, the backlog increased $43.2 million or approximately 18.9%.

Domestic Operations
Our domestic net sales in the first quarter totaled $351.0 million. This represents an increase of 20.1% from the same quarter last year. New orders in the quarter of $410.6 million were up 30.6% from the prior year. Excluding the extra week in the current quarter, the year-over-year growth in net sales and orders totaled approximately 11.5% and 21.3%, respectively. This year-over-year growth in sales and orders was experienced, to varying degrees, across virtually all of our domestic operations during the quarter.

BIFMA reported an estimated year-over-year increase in U.S. office furniture shipments of approximately 8.8% for the three-month period ended August 2005. For the same period, BIFMA estimates industry orders grew approximately 12.4%. We believe this data, along with our comparative performance during fiscal 2005, provides evidence that we have been successful in capturing domestic market share.

Adjusted for the extra week, domestic net sales declined approximately 2.5% and new orders grew 9.4%, on a sequential-quarter basis.

International Operations
Net sales for our international operations in the first quarter totaled $79.9 million, compared to $64.9 million last year, representing growth of 23.0%. Excluding the extra week, year-over-year net sales growth totaled approximately 14.2%. The most significant year-over-year percentage increases came from our operations in Canada, Mexico, and export sales to the Middle East, Spain, and Ireland.

International orders in the quarter totaled $82.3 million representing an increase of 21.3% from last year. When adjusted for the extra week, new orders increased approximately 12.7%. On a sequential-quarter basis, international sales and orders (adjusted for the extra week) increased approximately 1.4% and 5.5%, respectively.

The weakening of the U.S. dollar has had an inflationary effect on our international net sales compared to the prior year. We estimate the year-over-year change in exchange rates effectively increased the U.S. dollar value of our first quarter net sales by approximately $1.6 million.

Restructuring Activities
We recorded pre-tax restructuring expenses in the first quarter totaling $0.2 million compared to $0.5 million in the same quarter last year. In both periods, the charges related primarily to pension settlements, which are recognized as pension assets are withdrawn by employees terminated in connection with our previous restructuring plan.

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

	Three Months Ended

	September 3, 2005	August 28, 2004

Net Sales	100.0%	100.0%
Cost of Sales	67.1	68.6
Gross Margin	32.9	31.4
Operating Expenses	23.7	24.8
Restructuring Expenses	0.0	0.1
Operating Margin	9.1	6.4
Other Expense, net	0.5	0.5
Earnings Before Income Taxes and Minority Interest	8.6	6.0
Income Tax Expense	3.0	2.0
Minority Interest	0.2	--
Net Earnings	5.5%	4.0%

Consolidated Gross Margin
On a percent-of-sales basis, our first quarter gross margin improved 1.5 percentage points from the same quarter in fiscal 2005. A significant portion of the year-to-year improvement is attributed to the double-digit increase in net sales, which allowed us to more efficiently leverage fixed overhead expenses.

While we continue to operate in a challenging competitive pricing environment, we believe we successfully captured a portion of the price increase put in place last year in August, thereby improving our first quarter gross margin.

Despite increasing costs for plastics and resins driven by the ramp-up in oil prices, as well as higher expenses related to steel components compared to last year, direct material costs in the quarter, as a percent of net sales, improved by more than a half-point from the prior year. Much of this improvement is attributed to the additional sales captured by the price increase. While this is a significant improvement, it remains an area we are watching closely given the potential impact that continued oil price increases would likely have on some of our key manufacturing inputs and transportation costs.

Direct labor, as a percent of net sales, showed a slight improvement over the first quarter last year, whereas freight charges in the period were up significantly relative to the prior year, reflecting the increase in price of diesel fuel.

While we had a significant year-over-year decline in overhead on a percent-of-sales basis, actual dollar spending was up in comparison to the prior year. The majority of this increase was due to the higher current quarter sales volume, pension and medical benefit costs, and incentive bonus expenses, which vary based upon financial performance.

Operating Expenses and Operating Earnings
First quarter operating expenses of $102.3 million were $13.7 million or approximately 15.5% higher than the prior year. Higher sales volume in the current period drove a significant portion of the increase in expenses for variable items such as sales compensation and royalties. The extra week in the current quarter resulted in additional compensation expenses. Higher incentive bonuses, pension expense, medical benefit costs, and charitable contributions were additional factors adding to the year-over-year increase in first quarter operating expenses.

Our first quarter operating expenses also included a pre-tax charge totaling approximately $0.7 million related to a long-term lease arrangement in the United Kingdom. More information related to this lease liability can be found in Note 15.

The sale of two wholly-owned dealerships in the first quarter resulted in a net pre-tax gain of approximately $0.3 million. This gain was recorded as a credit against operating expenses in the quarter. Refer to Note 6 for further information regarding the sale of these dealerships.

Despite the dollar increase in current quarter operating expenses, these costs as a percentage of sales were down 1.1 percentage points from the same quarter last year. This reflects improved operating leverage on higher sales volume. This factor, combined with our first quarter gross margin improvement, drove year-over-year growth in operating earnings that significantly outpaced that of net sales.

Other Income/Expense, and Income Taxes
Net other expenses in the first quarter totaled $2.0 million compared to $1.7 million last year. While interest rates have increased since the first quarter of last year, interest expense was comparable year-over-year due to our lower current outstanding debt balance. These higher interest rates did, however, drive an increase in interest income as compared to last year. We also incurred a net foreign currency transaction gain in the current quarter of approximately $0.2 million. This compares to a net currency loss of less than $0.1 million in the same period last year.

During the first quarter of last year, we recorded a pre-tax gain totaling approximately $0.5 million related to the ownership transition of one of the VIE’s we initially began consolidating at the end of fiscal 2004. Also during the first quarter of last year, we acquired certain assets and liabilities of an independent contract furniture dealership. In doing so, we recognized a pre-tax gain of $0.4 million due to the reversal of a financial guarantee liability. These gains were recorded as a reduction to net other expenses in the period. Refer to Notes 18 and 6 for more information on these respective transactions in the prior year.

Our effective tax rate for the first quarter was approximately 34.4% compared to 32.9% last year. The lower rate in the prior year was primarily because a portion of the net gain from the VIE ownership transition was not subject to tax. We expect our effective tax rate for the rest of fiscal 2006 to be between 34% and 36%.

Minority Interest
Minority interest in our first quarter net earnings totaled $0.7 million. This relates to the consolidation of VIE financial statements under the accounting guidance in FIN 46(R). Refer to Note 18 for further discussion of this accounting standard as well as current quarter and prior year transactions related to VIEs.

Financial Condition, Liquidity, and Capital Resources

The table below presents certain key cash flow and capital highlights for the periods indicated.

(In Millions)	Three Months Ended

	September 3, 2005	August 28, 2004

Cash and cash equivalents, end of period	$147.2	$155.8
Short term investments, end of period	15.5	10.6
Cash generated from operating activities	20.9	2.8
Cash used for investing activities	(7.9)	(4.4)
Cash used for financing activities	(20.4)	(32.5)
Restructuring-related cash outflows	(0.1)	(1.0)
Capital expenditures	(11.2)	(3.8)
Stock repurchased and retired	(36.3)	(37.6)
Interest-bearing debt, end of period (1)	194.0	207.0
Available unsecured credit facility, end of period (2)	137.3	186.2
(1) Amounts shown exclude the fair market values of the company’s interest rate swap arrangements. The net fair value of these arrangements totaled approximately $0.1 million and $0.6 million at September 3, 2005 and August 28, 2004, respectively.
(2) Amounts shown are net of outstanding letters of credit, which are applied against the company’s unsecured credit facility.

At the end of fiscal year 2005, we reported our plan to take advantage of the one-time special tax deduction related to the repatriation of undistributed foreign earnings under the American Jobs Creation Act of 2004 (AJCA). During the first quarter, we repatriated approximately $35 million of undistributed earnings from certain of our foreign entities. Subsequent to the end of the first quarter, we repatriated an additional $9 million of undistributed foreign earnings. This cash will be used in accordance with our dividend reinvestment plan, which requires the funds to be used for capital purchases and investment in research and development.

Cash Flow –Operating Activities
Cash flows generated from operating activities in the first quarter of the fiscal 2006 were $18.1 million higher than the same period last year. In the prior year, we made a $23 million voluntary pension plan contribution which significantly decreased operating cash flows in the period.

Changes in working capital balances, particularly decreases in accrued liabilities and accounts payable, drove a $17.7 million use of cash in the current year first quarter. Much of the decrease in accrued liabilities related to the payout of incentive bonuses earned and accrued during fiscal 2005.

The decline in accounts payable from the end of fiscal 2005 seems unusual at first glance given the relatively flat inventory balance between periods. One significant contributing factor is that our fiscal 2005 year-end accounts payable balance included a relatively high proportion of purchases for non-inventory items, much of which related to preparation for our annual industry tradeshow in Chicago. Additionally, the sale of dealerships, combined with the VIE transition during the quarter, played a role in influencing the relationship between accounts payable and inventory at the end of the period.

A reduction in our net accounts receivable balance since the end of fiscal 2005 partially offset the cash flow impact driven by changes in accounts payable and accrued liabilities. This reduction was the result of lower total sales volume in August, the last month of our first quarter, as compared to sales in May 2005. Collections of accounts receivable remained strong in the first quarter, and we believe our recorded accounts receivable valuation allowances as of the end of the period are adequate to cover the risk of potential bad debts.

Changes in working capital balances in the first quarter of last fiscal year drove a $0.4 million use of cash in the period. Cash flows at that time were favorably affected by reductions in accounts receivable and income tax receivables as well as increases in accrued interest and customer deposits. These favorable changes were largely offset by the negative impact of higher inventory levels as well as reductions in accounts payable, unfunded checks, and foreign tax accruals.

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

Cash Flow –Investing Activities
Capital expenditures accounted for the majority of the investing cash outflows in the first three months of the current and prior fiscal years. Higher relative capital spending in the current year first quarter reflects continued activity related to the construction of our new office and showroom facility in Chippenham, England. Construction of this facility began during the second half of fiscal 2005 and we expect to be substantially finished with the project by the end of calendar year 2005.

At the end of the first quarter, we had outstanding commitments for future capital purchases of approximately $11 million. We expect full-year capital expenditures for fiscal 2006 to total between $50 million and $55 million. By comparison, fiscal year 2005 capital expenditures totaled $34.9 million.

As previously discussed, we sold two wholly-owned contract furniture dealerships during the first quarter. Proceeds received in connection with these sales, which had the effect of increasing cash flows from investing activities in the quarter, totaled $2.1 million. The cash flow impact of these proceeds was partially offset by net short-term investment purchases.

Net cash received from the repayment of notes receivable in the first quarter totaled $2.3 million. This was driven primarily by a payment received from a contract dealership previously consolidated under FIN 46(R). As mentioned earlier in this report, this VIE was able to obtain financing with an outside bank and, therefore, was able to repay a large portion of their debt owed to us.

At the end of fiscal 2005, we re-classified assets with a net carrying value of $0.4 million to current assets held for sale. These assets related to a warehouse/storage facility in West Michigan that we had previously exited. During the first quarter of fiscal 2006, the sale of these assets was finalized. In connection with the sale, we received proceeds totaling $0.7 million and recognized a net pre-tax gain of approximately $0.2 million. This gain was recorded as a reduction to our first quarter net operating expenses.

In the first quarter of fiscal 2005, cash flows from investing activities included a payment totaling $0.7 million related to the acquisition of certain assets and liabilities of a contract furniture dealership based in Oklahoma. This acquisition is discussed in Note 6.

Cash Flow –Financing Activities
Share repurchases were the most significant factor affecting financing cash outflows in both the current and prior year first quarters. In the first three months of fiscal 2006, we repurchased 1,142,619 shares for $36.3 million or an average of $31.81 per share. By comparison, 1,379,179 shares were repurchased for $37.6 million or an average of $27.22 per share during the same period last fiscal year. At the end of the first quarter of fiscal 2006, we had approximately $22 million available for future share repurchases on the authorization previously approved by our Board of Directors.

Subsequent to the end of the first quarter, our Board of Directors approved a new share repurchase authorization of $50 million. This amount is incremental to the balance remaining on our previous share repurchase authorization as of the end of the first quarter.

Dividend payments made in the first quarter totaled $5.0 million as compared to $5.2 million last year. Partially offsetting the effects of our first quarter share repurchases and dividend payments was cash received related to stock-based benefit plans. During the first quarter, we received approximately $20.9 million, net of a $2.2 million accrued tax benefit, from the issuance of shares in connections with these plans. By comparison, we received approximately $11.8 million, net of a $0.8 million accrued tax benefit, from the issuance of shares in the same quarter of fiscal 2005.

During the first quarter of last fiscal year, we paid off a $1.5 million notes payable balance associated with one of the VIE’s initially consolidated under FIN 46(R). Our next scheduled debt repayment is for $13.0 million on our private placement notes. We expect to make this payment in the fourth quarter of this fiscal year.

Interest-bearing debt at the end of the first quarter increased $0.1 million from $194.0 million at the end of fiscal 2005. The change related to a slight increase in the fair value of our interest rate swap arrangements during the quarter.

The only usage against our unsecured revolving credit facility at the end of the first quarter represented outstanding standby letters of credit totaling $12.7 million. The provisions of our private placement notes and unsecured credit facility require that we adhere to certain covenant restrictions and maintain certain performance ratios. We were in compliance with all such restrictions and performance ratios again this quarter and expect to remain in compliance in the future.

We believe cash on hand, cash generated from operations, and our borrowing capacity will provide adequate liquidity to fund near term and future business operations and capital needs.

Contractual Obligations

Contractual obligations associated with our ongoing business and financing activities will result in cash payments in future periods. A table summarizing the amounts and estimated timing of these future cash payments was provided in the company’s 10-K report for the year ended May 28, 2005. During the first three months of fiscal 2006, with the exception of a liability related to a leased facility in the United Kingdom (as described in Note 15), there were no material changes outside the ordinary course of business in the company’s contractual obligations or the estimated timing of the future cash payments.

Off-Balance Sheet Arrangements

Guarantees
We provide certain guarantees to third parties under various arrangements in the form of product warranties, loan guarantees, standby letters of credit, lease guarantees, performance bonds, and indemnification provisions. These arrangements are accounted for and/or disclosed in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others” as described in Note 15.

Variable Interest Entities
On occasion, we provide financial support to certain independent dealers in the form of term loans, lines of credit, and/or loan guarantees which represent variable interests in such entities. At September 3, 2005, we were not considered the primary beneficiary of any such dealer relationships under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46(R)). Refer to Note 18 for further information on VIE-related transactions during our first quarter.

The risks and rewards associated with our interests in those dealerships to whom we provide financial support are primarily limited to our outstanding loans and guarantee amounts. As of September 3, 2005, our maximum exposure to potential losses related to financing provided to such entities in the form of term loans and/or lines of credit totaled $4.6 million. Information on our exposure related to outstanding loan guarantees provided to such entities is included in Note 15.

Contingencies

See Note 15 to the Condensed Consolidated Financial Statements.

Critical Accounting Policies

We strive to report our financial results clearly and understandably. We follow accounting principles generally accepted in the United States in preparing our consolidated financial statements, which require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. A summary of our more significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in our 10-K report for the year ended May 28, 2005. During the first three months of fiscal 2006, there was no material change in the accounting policies and assumptions previously disclosed.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Direct Material Costs
The company is exposed to risks arising from market price changes for certain direct materials used in its manufacturing processes. The largest direct material costs incurred by the company are for steel, plastic/textiles, and wood particleboard components. The market price of plastic components is sensitive to the cost of oil and natural gas. In addition to the market dynamics of supply and demand, the cost of wood particleboard is sensitive to the impact of oil prices on resins and physical transportation.

Foreign Exchange Risk
During the first three months of fiscal 2006, there was no material change in the company’s exposure to foreign exchange risk.

Interest Rate Risk
Interest-bearing debt as of the end of the first quarter, excluding the fair market values of our interest rate swap arrangements, totaled $194.0 million. The company is subject to interest rate variability on $69.0 million of this debt. Accordingly, the cost of servicing this variable-rate debt may increase or decrease in the future as market interest rates change.

As of September 3, 2005, the weighted-average interest rate on the company’s variable-rate debt was approximately 6.5%. Based on the level of variable-rate debt outstanding as of that date, a 1 percentage-point increase in the weighted-average interest rate would increase the company’s annual pre-tax interest expense by approximately $0.7 million.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, the company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 3, 2005, and have concluded that as of that date, the company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
There were no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the first quarter ended September 3, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HERMAN MILLER, INC.
PART II – OTHER INFORMATION

Item 1:	Legal Proceedings

Referred to in Note 15 of the Condensed Consolidated Financial Statements.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(C) Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during the first quarter ended September 3, 2005.

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs

5/29/05 -	8,601	$29.26	8,601	$57,861,039
7/2/05

7/3/05 -
7/30/05	508,045	$31.63	508,045	$41,790,436

7/31/05 -
9/3/05	625,973	$31.98	625,973	$21,771,454

Total	1,142,619	$31.81	1,142,619	$21,771,454
(1) No shares were purchased outside of a publicly announced plan or program.

The company repurchases shares under a previously announced plan authorized by the Board of Directors as follows.

•	Plan announced on January 25, 2005, providing share repurchase authorization of $100,000,000 with no specified expiration date.

Subsequent to the end of the first quarter, our Board of Directors approved a new share repurchase authorization totaling $50 million. This amount is incremental to the balance remaining on our previous share repurchase authorization as of the end of the first quarter.

During the period covered by this report, the company did not sell any of its equity shares that were not issued under the Securities Act of 1933. No repurchase plans expired or were terminated during the first quarter of fiscal 2006, nor do any plans exist under which the company does not intend to make further purchases.

Item 5:	Other Items

During the quarter ended September 3, 2005, the company’s Audit Committee of the Board of Directors pre-approved audit fees of $0.08 million, audit-related fees of $0.02 million, and tax fees of $0.01 million for services to be provided during the fiscal year by Ernst & Young LLP, the company’s independent auditor.

Item 6:	Exhibits

The following exhibits (listed by number corresponding to the Exhibit table as Item 601 in Regulation S-K) are filed with this Report:

10.bb Herman Miller, Inc. Amended and Restated Nonemployee Officer and Director DeferredCompensation Stock Purchase Plan *

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

* denotes compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

October 10, 2005 October 10, 2005	HERMAN MILLER, INC. /s/ Brian C. Walker —————————————— Brian C. Walker Chief Executive Officer /s/ Elizabeth A. Nickels —————————————— Elizabeth A. Nickels Chief Financial Officer