Form 10-Q
period 2005-12-03
MILLER HERMAN INC
filed 2006-01-12
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

X	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended December 3, 2005	Commission File No. 001-15141

Indicate by check mark whether the registrant:
(1)	has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and	Yes X No
(2)	has been subject to such filing requirements for the past 90 days.	Yes X No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).	Yes X No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes No X

Common Stock Outstanding at January 10, 2006 – 67,901,138 shares

HERMAN MILLER, INC. FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 3, 2005
INDEX

Page No.
Part I - Financial Information

Item 1 Condensed Consolidated Balance Sheets -
December 3, 2005, and May 28, 2005	3

Condensed Consolidated Statements of Operations -
Three Months and Six Months Ended December 3, 2005, and
November 27, 2004	4

Condensed Consolidated Statements of Cash Flows -
Six Months Ended December 3, 2005,
and November 27, 2004	5

Notes to Condensed Consolidated Financial Statements	6-17

Item 2 Management's Discussion and Analysis of
Financial Condition and Results of Operations	18-25

Item 3 Quantitative and Qualitative Disclosures About Market Risk	26

Item 4 Controls and Procedures	26

Part II - Other Information

Item 1 Legal Proceedings	27

Item 1A Risk Factors	27

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3 Defaults Upon Senior Securities - None

Item 4 Submission of Matters to a Vote of Security Holders	28

Item 5 Other Items - None

Item 6 Exhibits	28-29

Signatures	30

Exhibits	31-34

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	December 3, 2005	May 28, 2005		December 3, 2005	May 28, 2005

	(Unaudited)	(Audited)		(Unaudited)	(Audited)
ASSETS Current Assets:			LIABILITIES & SHAREHOLDERS' EQUITY Current Liabilities:
Cash and cash equivalents (Note 9)	$149.7	$154.4	Unfunded checks	$5.6	$7.9
Short-term investments (Note 10)	16.3	13.9	Current maturities of long-term debt	13.0	13.0
Accounts receivable, net	170.3	169.8	Accounts payable	108.0	106.6
Inventories -			Accrued liabilities (Note 15)	155.0	157.4
Finished goods	27.4	21.7
Work in process	13.6	15.2	Total current liabilities	281.6	284.9
Raw materials	12.1	9.8

Total inventories	53.1	46.7	Long-term Liabilities:
Assets held for sale (Note 19)	--	0.4	Long-term debt, less current maturities (Note 14)	179.4	181.0
Prepaid expenses and other	49.1	49.0	Pension benefits (Note 17)	36.2	34.8
			Other liabilities (Note 15)	37.7	34.2
Total current assets	438.5	434.2
Other Assets:			Total Liabilities	534.9	534.9
Property and Equipment, at cost	695.3	695.6
Less - accumulated depreciation	500.0	500.2	Minority Interest	0.1	0.1

Net property and equipment (Note 8)	195.3	195.4	Shareholders' Equity:
			Common stock $.20 par value (Note 5)	13.7	13.9
Other Assets:			Retained earnings	234.2	227.3
Notes receivable, net	3.1	1.4	Accumulated other comprehensive loss (Note 4)	(66.2)	(64.4)
Goodwill	39.1	39.1	Key executive stock programs	(5.5)	(6.3)
Intangible assets, net (Note 13)	5.5	5.7
Other noncurrent assets	29.7	29.7	Total Shareholders' Equity	176.2	170.5

			Total Liabilities and
Total Assets	$711.2	$705.5	Shareholders' Equity	$711.2	$705.5

See accompanying notes to condensed consolidated financial statements

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended

	December 3, 2005	November 27, 2004	December 3, 2005	November 27, 2004

Net Sales	$438.2	$368.4	$869.1	$725.7

Cost of Sales	294.3	248.4	583.4	493.7

Gross Margin	143.9	120.0	285.7	232.0

Operating Expenses (Notes 6 and 15)	99.7	94.8	202.1	183.4

Restructuring Expenses (Note 8)	0.1	0.1	0.2	0.6

Operating Earnings	44.1	25.1	83.4	48.0

Other Expenses (Income):
Interest expense (Note 14)	3.6	3.5	6.9	6.7
Other, net (Notes 3, 6, 10, and 18)	(1.0)	(1.5)	(2.3)	(3.0)

Earnings Before Income Taxes and
Minority Interest	41.5	23.1	78.8	44.3

Income Tax Expense (Note 16)	13.6	7.7	26.4	14.7

Earnings Before Minority Interest	27.9	15.4	52.4	29.6

Minority Interest, net of income taxes (Note 18)	--	--	0.7	--

Net Earnings	$27.9	$15.4	$51.7	$29.6

Earnings Per Share - Basic (Notes 5 and 7)	$.41	$.22	$.75	$.42

Earnings Per Share - Diluted (Notes 5 and 7)	$.40	$.22	$.74	$.42

Dividends Per Share	$.0725	$.0725	$.1450	$.1450

See accompanying notes to condensed consolidated financial statements.

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS
(Dollars in Millions)
(Unaudited)

	Six Months Ended

	December 3, 2005	November 27, 2004

Cash Flows from Operating Activities:
Net earnings	$51.7	$29.6
Depreciation and amortization	21.0	23.5
Restructuring (Note 8)	(0.1)	(0.6)
Gain from sales of owned dealers (Note 6)	(0.3)	--
Minority interest (Note 18)	0.7	--
Changes in current assets and liabilities	(12.3)	1.0
Pension benefits (Note 17)	1.2	(23.7)
Other, net	3.2	2.4

Net Cash Provided by Operating Activities	65.1	32.2

Cash Flows from Investing Activities:
Changes in notes receivable, net	2.0	(0.4)
Short-term investment purchases	(6.0)	(3.5)
Short-term investment sales	3.3	1.0
Capital expenditures	(22.8)	(11.1)
Proceeds from sales of property and equipment (Note 19)	0.8	0.2
Proceeds from sales of owned dealers (Note 6)	2.1	--
Net cash paid for acquisitions (Note 6)	--	(0.7)
Other, net	(0.6)	(0.2)

Net Cash Used for Investing Activities	(21.2)	(14.7)

Cash Flows from Financing Activities:
Short-term debt repayments, net (Note 18)	--	(1.5)
Dividends paid	(10.0)	(10.4)
Common stock issued (Note 5)	25.0	14.3
Common stock repurchased and retired (Note 5)	(62.9)	(67.8)

Net Cash Used for Financing Activities	(47.9)	(65.4)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(0.7)	5.0

Net Decrease in Cash and Cash Equivalents	(4.7)	(42.9)

Cash and Cash Equivalents, Beginning of Period	154.4	189.2

Cash and Cash Equivalents, End of Period	$149.7	$146.3

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position of the company as of December 3, 2005, and the results of its operations and cash flows for the interim periods presented. Operating results for the six-month period ended December 3, 2005, are not necessarily indicative of the results that may be expected for the year ending June 3, 2006. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company’s Form 10-K for the year ended May 28, 2005.

2. FISCAL YEAR
The company’s fiscal year ends on the Saturday closest to May 31. Fiscal 2006, the year ending June 3, 2006, will contain 53 weeks while fiscal 2005, the year ended May 28, 2005, contained 52 weeks. The first six months of fiscal 2006 contained 27 weeks while the first six months of fiscal 2005 contained 26 weeks. Both of the three-month periods ended December 3, 2005, and November 27, 2004, contained 13 weeks.

3. FOREIGN CURRENCY TRANSLATION
The functional currency for foreign subsidiaries is the local currency. The cumulative effects of translating the balance sheet accounts from the functional currency into the United States dollar at current exchange rates and revenue and expense accounts using average exchange rates for the period are included as a component of “Accumulated other comprehensive loss” in the condensed consolidated balance sheets. The net gain arising from remeasuring all foreign currency transactions into the appropriate functional currency, which was included in “Other Expenses (Income)” in the condensed consolidated statements of operations, totaled $0.1 million and $0.4 million for the three months ended December 3, 2005, and November 27, 2004, respectively. For the six months ended December 3, 2005, and November 27, 2004, the net currency gain totaled $0.2 million and $0.4 million, respectively.

4. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) consists of net earnings, foreign currency translation adjustments, minimum pension liability, and unrealized holding gains (losses) on “available-for-sale” securities. Comprehensive income was approximately $25.9 million and $20.8 million for the three months ended December 3, 2005, and November 27, 2004, respectively. For the six months ended December 3, 2005, and November 27, 2004, comprehensive income totaled $49.9 million and $36.3 million, respectively. The following presents the components of “Accumulated other comprehensive loss” for the period indicated.

(In Millions)	Foreign Currency Translation Adjustments	Minimum Pension Liability (net of tax)	Unrealized Holding Period Gains (Losses) (net of tax)	Total Accumulated Other Comprehensive Income (Loss)

Balance, May 28, 2005	$(4.0)	$(60.5)	$0.1	$(64.4)
Other comprehensive income
(loss) for the six months ended
December 3, 2005	(2.2)	0.6	(0.2)	(1.8)

Balance, December 3, 2005	$(6.2)	$(59.9)	$(0.1)	$(66.2)

5. COMMON STOCK AND EARNINGS PER SHARE
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS).

	Three Months Ended		Six Months Ended

	December 3, 2005	November 27, 2004	December 3, 2005	November 27, 2004

Numerators:
Numerator for both basic and diluted EPS, net earnings (In Millions)	$27.9	$15.4	$51.7	$29.6

Denominators:
Denominator for basic EPS, weighted-average common shares outstanding	68,657,795	70,162,039	69,044,901	70,672,417

Potentially dilutive shares resulting from stock plans	558,710	506,555	661,727	588,082

Denominator for diluted EPS	69,216,505	70,668,594	69,706,628	71,260,499

Diluted EPS excludes stock options where the exercise price exceeded the average market price of the company’s common stock, since the effect would be anti-dilutive. The number of stock options outstanding that met this criterion, thereby being excluded from the calculation of diluted EPS, and the range of exercise prices for the three months ended December 3, 2005, and November 27, 2004, were 882,811 at $29.75-$33.52 and 3,591,832 at $24.55-$32.50, respectively.

Common stock activity for the three months ended December 3, 2005, and November 27, 2004, included the repurchase of 922,066 shares for $26.6 million and 1,257,194 shares for $30.3 million in the respective periods. For the six months ended December 3, 2005, and November 27, 2004, common stock activity included the repurchase of approximately 2,064,685 shares for $62.9 million and 2,636,373 shares for $67.8 million, respectively. In addition, stock-based benefit program activity for the three months ended December 3, 2005, and November 27, 2004, resulted in the issuance of 170,662 shares for $4.1 million and 113,919 shares for $2.5 million in the respective periods. For the six months ended December 3, 2005, and November 27, 2004, stock-based benefit program activity resulted in the issuance of approximately 1,039,900 shares for $25.0 million and 767,922 shares for $14.3 million, respectively.

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

During the first quarter of fiscal 2006, the company completed the sale of two wholly owned contract furniture dealerships: Workplace Resource based in Cleveland, Ohio, and WB Wood based in New York City, New York. The sale of these dealerships corresponds with the company’s strategy to continue pursuing opportunities to transition its owned dealerships to independent owners, as it is believed that independent ownership of contract furniture dealers is, on balance, the best model for a strong distribution network. The company ceased consolidation of the dealerships’ balance sheets and results of operations since the respective dates of sale. In connection with these sale transactions, the company received total consideration of $5.7 million, of which $2.1 million represented cash proceeds, for net assets with a carrying value of $5.4 million. This resulted in a pre-tax gain on sale of $0.3 million, which was reflected as an offset to “Operating Expenses” in the condensed consolidated statement of operations.

7. STOCK-BASED COMPENSATION
The company accounts for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Under this method, which during the quarter continued to be acceptable under Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement No. 123,” (SFAS 148), compensation expense is only recognized when the market price of the stock underlying an award on the date of grant exceeds any related exercise price. In December 2004, the FASB issued a revision of SFAS No. 123, “Share-Based Payment” (SFAS 123(R)), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. Refer to Note 12, for further information regarding this new accounting standard and its future application to the company.

The following table illustrates the effect on net earnings and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) to stock-based employee compensation during the periods indicated with the Black-Scholes pricing model used for valuation of stock options.

(In Millions, Except Per Share Data)	Three Months Ended		Six Months Ended

	December 3, 2005	November 27, 2004	December 3, 2005	November 27, 2004

Net earnings, as reported	$27.9	$15.4	$51.7	$29.6

Less: Incremental stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	(0.3)	(1.7)	(0.9)	(3.4)

Pro forma net earnings	$27.6	$13.7	$50.8	$26.2

Total stock-based employee compensation
expense included in net earnings, as
reported, net of related tax effects	$0.4	$0.3	$0.9	$0.5

Earnings per share:
Basic, as reported	$0.41	$0.22	$0.75	$0.42
Basic, pro forma	$0.40	$0.20	$0.74	$0.37
Diluted, as reported	$0.40	$0.22	$0.74	$0.42
Diluted, pro forma	$0.40	$0.19	$0.73	$0.37

8. RESTRUCTURING CHARGES
The following is a summary of the restructuring activities for the six months ended December 3, 2005. It should be read in conjunction with the company’s Form 10-K for the year ended May 28, 2005, which provides a description of the specific actions taken since fiscal 2002. For purposes of this discussion, the restructuring actions taken since fiscal 2002 are referred to collectively as the “Plan.”

The following table presents the pre-tax restructuring charges, by category, recorded pursuant to the Plan.

(In Millions)	Three Months Ended		Six Months Ended

	December 3, 2005	November 27, 2004	December 3, 2005	November 27, 2004

Severance & Outplacement	$--	$(0.2)	$--	$(0.2)
Pension Related	--	0.2	0.1	0.6
Facility Exit Costs & Other	0.1	0.1	0.1	0.2

Total	$0.1	$0.1	$0.2	$0.6

The restructuring charges recognized during the quarters ended December 3, 2005, and November 27, 2004, primarily related to the Canton consolidation. The charges resulted from building carrying costs on the Canton facility and pension-related settlements, which are recognized as terminated employees withdraw their assets from the retirement plan. In addition, a net credit related to an adjustment of remaining employee severance accruals was reflected in the second quarter of fiscal 2005.

The company’s Canton, Georgia, facility, which was exited in fiscal 2004, remains listed for sale. As a consequence of the Plan, during the fourth quarter of fiscal 2003, this facility was written down to its expected fair value. The carrying value of $7.5 million remained classified under the caption “Net property and equipment” on the company’s condensed consolidated balance sheet as of the end of the second quarter of fiscal 2006.

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

(In Millions)	Lease & Supplier Contract Terminations	Facility Exit Costs & Other	Total

Accrual Balance, May 28, 2005	$0.9	$0.7	$1.6
Restructuring Charges	--	0.1	0.1
Cash Payments	(0.1)	(0.2)	(0.3)

Accrual Balance, December 3, 2005	$0.8	$0.6	$1.4

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

Cash payments for income taxes and interest were as follows:

(In Millions)	Three Months Ended		Six Months Ended

	December 3, 2005	November 27, 2004	December 3, 2005	November 27, 2004

Income taxes paid, net	$23.8	$3.4	$30.0	$1.8
Interest paid	$9.0	$9.0	$9.2	$9.2

10. SHORT-TERM INVESTMENTS
The company maintains a portfolio of short-term investments comprised of investment grade fixed-income securities. These investments are held by the company’s wholly-owned insurance captive and are considered “available-for-sale” as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, they have been recorded at fair market value based on quoted market prices, with the resulting net unrealized holding gains or losses reflected, net of tax, as a component of “Accumulated other comprehensive loss” in the condensed consolidated balance sheets (see Note 4).

Net investment income recognized in the condensed consolidated statements of operations resulting from these investments totaled approximately $0.1 million for each of the three month periods ended December 3, 2005, and November 27, 2004. For the six months ended December 3, 2005, and November 27, 2004, net investment income totaled approximately $0.3 million and $0.2 million, respectively.

The following is a summary of the carrying and market values of the company’s short-term investments as of the respective dates.

	December 3, 2005

(In Millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value

U.S. Government & Agency Debt	$3.5	$--	$(0.1)	$3.4
Foreign Government Debt	0.5	--	--	0.5
Corporate Bonds	7.5	0.1	(0.1)	7.5
Mortgage-Backed	4.1	--	(0.1)	4.0
Other Debt	0.9	--	--	0.9

Total	$16.5	$0.1	$(0.3)	$16.3

	May 28, 2005

(In Millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value

U.S. Government & Agency Debt	$3.7	$0.1	$--	$3.8
Foreign Government Debt	0.5	--	--	0.5
Corporate Bonds	5.3	0.1	--	5.4
Mortgage-Backed	4.0	--	--	4.0
Other Debt	0.2	--	--	0.2

Total	$13.7	$0.2	$--	$13.9

11. OPERATING SEGMENTS
In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” management evaluates the company as one reportable operating segment in the office furniture industry. The company is engaged worldwide in the design, manufacture, and sale of furniture and other ancillary products for use in various environments including office, healthcare, educational, and residential. The company’s product offerings consist primarily of office furniture systems, seating, storage solutions, freestanding furniture, and casegoods. These product offerings are marketed, distributed, and managed primarily as a group of similar products on an overall portfolio basis. Throughout the world the company’s product offerings, production processes, methods of distribution, and customers serviced are similar. The accounting policies of the operating segment are the same as those described in the summary of significant accounting and reporting policies in the company’s 10-K report for the year ended May 28, 2005.

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

In December 2004, the FASB issued a revision of SFAS No. 123, “Share-Based Payment” (SFAS 123(R)), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. This statement focuses primarily on transactions in which an entity obtains employee services in exchange for share-based payments. Under SFAS 123(R), a public entity generally is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with such cost recognized over the applicable vesting period. This new accounting treatment is also required for any share-based payments to the company’s Board of Directors. As defined within the transition provisions of SFAS 123(R), public entities are required to adopt this new method of accounting using the modified prospective method and may elect to restate prior periods using the modified retrospective method. SFAS 123(R) also requires an entity to provide certain disclosures in order to assist in understanding the nature of share-based payment transactions and the effects of those transactions on the financial statements. On April 14, 2005, the SEC announced that it would provide for phased-in implementation of SFAS 123(R). Under this provision registrants are required to adopt SFAS 123(R) no later than the beginning of the fiscal year beginning after June 15, 2005. As such, the company is required to adopt the provisions of SFAS 123(R) at the beginning of fiscal 2007. While the company currently discloses the pro-forma earnings effects of its stock-based awards as provided in Note 7, it is currently evaluating the impact the implementation guidance and revisions included in SFAS 123(R) will have on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29” (SFAS 153). This Statement amends APB 29, eliminating the exception to the fair-value principle for exchanges of “similar productive assets,” which had been accounted for based on the book value of the assets surrendered with no gain recognition. The general requirement under APB 29 that nonmonetary exchanges of assets be accounted for at fair value with gain or loss recognition was left intact, as long as the exchange has commercial substance and the fair value is determinable. The provisions of SFAS 153 should be applied prospectively, effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. As such, the company adopted these provisions at the beginning of the second quarter of fiscal 2006. The adoption of SFAS 153 did not have an impact on the company’s consolidated financial statements.

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

In November 2005, the FASB issued Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP addresses the accounting and disclosure for other-than-temporary impairments of investments, essentially endorsing existing guidance with certain modifications. The guidance in this FSP is required to be applied to fiscal periods beginning after December 15, 2005, although early adoption is permitted. As such, the company is required to adopt this FSP by the beginning of the fourth quarter of fiscal 2006. The company does not expect the adoption of this FSP to have a material impact on its consolidated financial statements.

13. OTHER INTANGIBLE ASSETS
Other intangible assets are comprised of patents, trademarks, and intellectual property rights with a combined gross carrying value and accumulated amortization of $9.8 million and $4.3 million, respectively, as of December 3, 2005. As of May 28, 2005, these amounts totaled $9.7 million and $4.0 million, respectively. The company amortizes its intangible assets over periods ranging from 8 to 17 years.

Amortization expense related to intangible assets totaled approximately $0.3 million and $0.5 million for the three-month periods ended December 3, 2005, and November 27, 2004, respectively. For the six months ended December 3, 2005, and November 27, 2004, amortization expense related to intangible assets totaled approximately $0.5 million and $0.7 million, respectively.

Estimated amortization expense for intangible assets as of December 3, 2005, for each of the succeeding fiscal years is as follows.

(In Millions)
Remaining 2006	$0.5
2007	$1.0
2008	$1.0
2009	$0.9
2010	$0.9

14. INTEREST RATE SWAPS
In May 2002, the company entered into a fixed-to-floating interest rate swap agreement that expires March 6, 2006, which effectively converted $40 million of fixed-rate private placement debt to a floating-rate basis. The fair value of this swap instrument, which is based upon expected LIBOR rates over the remaining term of the instrument, was negligible at December 3, 2005. The floating interest rate, which is based on the 90-day LIBOR rate, set in advance of each quarterly period, was approximately 6.1% at December 3, 2005.

In November 2003, the company entered into two additional fixed-to-floating interest rate swap agreements. One agreement that expires March 15, 2011, effectively converted $50 million of fixed-rate debt securities to a floating-rate basis. The fair value of this swap instrument, which is based upon expected LIBOR rates over the remaining term of the instrument, was approximately negative $1.4 million at December 3, 2005, and is reflected as a reduction to long-term debt and an offsetting addition to other long-term liabilities in the condensed consolidated balance sheet. The floating interest rate for this agreement is based on the six-month LIBOR rate, set in-arrears at the end of each semi-annual period, and was estimated to be approximately 7.5% at December 3, 2005. The next scheduled interest rate reset date is in March 2006.

The second agreement, which expires March 5, 2008, effectively converted $15 million of fixed-rate private placement debt to a floating-rate basis. The fair value of this swap instrument, which is based upon expected LIBOR rates over the remaining term of the instrument, was approximately negative $0.2 million at December 3, 2005, and is reflected as a reduction to long-term debt and an offsetting addition to other long-term liabilities in the condensed consolidated balance sheet. The floating interest rate for this agreement is based on the six-month LIBOR rate, set in-arrears at the end of each semi-annual period, and was estimated to be approximately 8.1% at December 3, 2005. The next scheduled interest rate reset date is in March 2006.

As of December 3, 2005, a total of $69.0 million of the company’s outstanding debt was effectively converted to a variable-rate basis as a result of these interest rate swap arrangements. These swaps are fair-value hedges and qualify for hedge-accounting treatment using the “short-cut” method under the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Under this accounting treatment, the change in the fair value of the interest rate swap is equal to the change in value of the related hedged debt and, as a result, there is no net effect on earnings. These agreements require the company to pay floating-rate interest payments in return for receiving fixed-rate interest payments that coincide with the semi-annual payments to the debt holders at the same date.

The counterparties to these swap instruments are large financial institutions which the company believes are of high-quality creditworthiness. While the company may be exposed to potential losses due to the credit risk of non-performance by these counterparties, such losses are not anticipated. The swap arrangements resulted in an interest expense addition of approximately $0.1 million and reduction of approximately $0.3 million for the three months ended December 3, 2005, and November 27, 2004, respectively. The impact on interest expense due to the swap arrangements was negligible for the six months ended December 3, 2005, but resulted in a reduction of approximately $0.7 million for the six months ended November 27, 2004.

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

(In Millions)	Three Months Ended		Six Months Ended

	December 3, 2005	November 27, 2004	December 3, 2005	November 27, 2004

Accrual Balance - beginning	$13.4	$13.6	$13.0	$14.6
Accrual for warranty matters	2.7	2.5	5.4	4.8
Settlements and adjustments	(2.5)	(3.0)	(4.8)	(6.3)

Accrual Balance - ending	$13.6	$13.1	$13.6	$13.1

Other Guarantees
The company has entered into separate agreements to guarantee the debt of two independent contract furniture dealerships. In accordance with the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others” (FIN 45), the company initially recorded an expense equal to the estimated fair values of these guarantees. The maximum financial exposure assumed by the company as a result of these arrangements totaled $0.6 million as of December 3, 2005. The guarantees are reflected in “Other Liabilities” in the condensed consolidated balance sheet as of December 3, 2005, at $0.2 million, which approximates the estimated fair values.

The company has also entered into an agreement with a third-party leasing company to guarantee a contractual lease term, including the lessee payment obligation and/or residual value of Herman Miller product. This guarantee expires at March 2007. As of the end of December 3, 2005, the maximum financial exposure assumed by the company in connection with this guarantee totaled approximately $2.0 million. As of December 3, 2005, this guarantee is reflected in “Other liabilities” in the condensed consolidated balance sheet at $0.6 million, which approximates the estimated fair value.

The company is periodically required to provide performance bonds in order to do business with certain customers. These arrangements are common and generally have terms ranging between one and three years. The bonds are required to provide assurances to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies; the company is ultimately liable for claims that may occur against them. As of December 3, 2005, the company had a maximum financial exposure related to performance bonds totaling approximately $10.0 million. The company has had no history of claims nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company’s financial statements. Accordingly, no liability has been recorded as of December 3, 2005.

The company periodically enters into agreements in the normal course of business, which may include indemnification clauses regarding patent/trademark infringement and service losses. Service losses represent all direct or consequential loss, liability, damages, costs and expenses incurred by the customer or others resulting from services rendered by the company, the dealer, or certain sub-contractors due to a proven negligent act. The company has had no history of claims, nor is it aware of circumstances that would require it to perform under these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company’s financial statements. Accordingly, no liability has been recorded as of December 3, 2005.

The company has entered into standby letter of credit arrangements for the purpose of protecting various insurance companies against default on the payment of certain premiums and claims. A majority of these arrangements are related to the company’s wholly owned captive insurance company. As of December 3, 2005, the company had a maximum financial exposure from these insurance-related standby letters of credit totaling approximately $13.1 million. The company has had no history of claims nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company’s financial statements. Accordingly, no liability has been recorded as of December 3, 2005.

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

The company leases a facility in the UK under an agreement that expires in January 2008. Under the terms of the lease, the company is required to perform the maintenance and repairs necessary to address the general dilapidation of the facility over the lease term. The ultimate cost of this provision to the company is dependent on a number of factors including, but not limited to, the future use of the facility by the lessor and whether the company chooses and is permitted to renew the lease term. The company has estimated the cost of these maintenance and repairs to be between $0 and $3 million, depending on the outcome of future plans and negotiations. Based on existing circumstances, it is estimated that these costs will most likely approximate $0.5 million. As a result, this amount has been recorded as a liability reflected in “Other liabilities” in the condensed consolidated balance sheets as of December 3, 2005, and May 28, 2005.

In May 1996, the company assigned its rights as lessee of a UK facility to a third party under an agreement that contained a provision granting the third party the right to re-assign the lease to the company after 10 years, at its election. During the first quarter of 2006, the company was notified by the third party that it is no longer using the space and intends to exercise the re-assignment option. The balance of the lease term is 9 years. Based on past experience and current market conditions, it is considered probable that the company will be able to assign or sublet the remaining lease term to another tenant at current market rates. However, current market rates for comparable office space are lower than the rental payments owed under the lease agreement. As such, the company would remain liable to pay the difference. Based on existing circumstances, it is estimated that the present value of the future cost to the company under this arrangement will most likely approximate $0.7 million. As a result, this amount was charged to “Operating Expenses” during the first quarter of fiscal 2006 and remains a liability reflected in “Other liabilities” at December 3, 2005.

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

16. INCOME TAXES
The effective tax rate for the three months ended December 3, 2005, and November 27, 2004, was 32.7% and 33.4%, respectively. On a year-to-date basis, the effective tax rate was 33.5% and 33.1% for the six months ended December 3, 2005, and November 27, 2004, respectively. The company’s United States federal statutory rate is 35.0%. The current year effective rate was below the statutory rate primarily as a result of the manufacturing deduction under the American Job Creations Act of 2004 and higher levels of research and development credits. In addition, a tax benefit totaling approximately $0.9 million was recorded related to the filing of a tax return and the establishment of a deferred tax asset at one of our international subsidiaries. The effective rate in the prior year was lower than the statutory rate due primarily to the finalization of prior year IRS audits.

FSP 109-1 and FSP 109-2 became effective in December 2004. This guidance was issued in response to the American Jobs Creation Act of 2004 that was signed into law by the President on October 22, 2004. This Act includes a tax deduction up to 9 percent (when fully phased-in) of the lesser of (a) “qualified production activities income,” as defined in the Act, or (b) taxable income (after the deduction for the utilization of any net operating loss carryforwards). According to FSP 109-1, this deduction should be accounted for as a special deduction, rather than a rate reduction, in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109). The tax benefit of the special deduction is recognized under SFAS 109 as it is earned. As such, the company began recognizing the benefit of this special deduction starting in the first quarter of fiscal year 2006, which reduced the company’s effective tax rate as noted above.

The Act also provides for a special one-time tax deduction of 85 percent of certain foreign earnings that are repatriated (as defined in the Act) within a specified time frame. In order to qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by the company’s chief executive officer and approved by its board of directors. Certain other criteria in the Act must be satisfied as well. Once a decision is reached to remit foreign earnings, the impact must be recorded in the period in which the decision is made.

On May 10, 2005, the IRS and Treasury issued guidance concerning the calculation of tax on a distribution under Section 965 of the Internal Revenue Code. Based on this guidance, during the fourth quarter of fiscal 2005, the company decided to repatriate approximately $45 million of undistributed foreign earnings under the Act and recorded income tax expense accordingly of $4.4 million. During the first quarter of fiscal 2006, the company repatriated approximately $35 million of undistributed foreign earnings under the Act. The company repatriated an additional $9 million of undistributed foreign earnings in the second quarter of fiscal 2006. The company has the remainder of fiscal 2006 to determine what additional amounts of undistributed foreign earnings to repatriate, if any, under the Act.

17. EMPLOYEE BENEFIT PLANS
The following tables summarize the costs of the company’s employee pension and post-retirement plans for the periods indicated.

(In Millions)	Three Months Ended

	Pension Benefits		Post-Retirement Benefits

	December 3, 2005	November 27, 2004	December 3, 2005	November 27, 2004

Domestic:
Service cost	$2.1	$2.0	$--	$--
Interest cost	3.6	3.7	0.3	0.3
Expected return on plan assets	(5.2)	(5.5)	--	--
Net amortization (gain)/loss	0.6	(0.2)	0.1	0.1

Net periodic benefit cost	$1.1	$--	$0.4	$0.4

International:
Service cost	$0.4	$0.3
Interest cost	0.7	0.7
Expected return on plan assets	(0.8)	(0.8)
Net amortization loss	0.2	0.1

Net periodic benefit cost	$0.5	$0.3

	Six Months Ended

	Pension Benefits		Post-Retirement Benefits

	December 3, 2005	November 27, 2004	December 3, 2005	November 27, 2004

Domestic:
Service cost	$4.2	$3.9	$--	$--
Interest cost	7.1	7.4	0.5	0.6
Expected return on plan assets	(10.3)	(11.2)	--	--
Net amortization (gain)/loss	1.0	(0.5)	0.3	0.2

Net periodic benefit cost (credit)	$2.0	$(0.4)	$0.8	$0.8

International:
Service cost	$0.8	$0.7
Interest cost	1.5	1.4
Expected return on plan assets	(1.7)	(1.7)
Net amortization loss	0.4	0.2

Net periodic benefit cost	$1.0	$0.6

In addition, during the three months ended November 27, 2004, the company recognized $0.2 million of pension settlement losses associated with prior restructuring actions. The pension settlements associated with restructuring actions during the three months ended December 3, 2005, were negligible.

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

For the first three months of fiscal 2006, consolidation of the VIE increased net sales by $6.8 million. Net earnings for the same period were not significantly affected, excluding the loss on ceasing consolidation, as the resulting earnings were primarily attributed to and therefore offset by minority interest of $0.7 million. In the prior year, consolidation of the VIE increased net sales by $2.9 million and reduced net earnings by $0.3 million for the three months ended November 27, 2004. For the six months ended November 27, 2004, the consolidation of VIEs increased net sales by $5.4 million and reduced net earnings by $0.2 million, excluding the gain on ownership transition in the first quarter of fiscal 2005.

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

20. SUBSEQUENT EVENT
Subsequent to the end of the quarter, the company became aware of a warranty matter related to a relatively low sales volume side chair manufactured by its Geiger subsidiary. The matter is not expected to affect any of the company's other products. The company is currently in the process of investigating and evaluating the issue, including potential resolution alternatives. Given the preliminary nature of this issue, the company has not yet determined a reasonable range of the most likely cost to resolve the problem. However, the company believes its maximum exposure to be less than $3.5 million.

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

Discussion of Current Business Conditions
Our second quarter consolidated financial results were highlighted by double-digit growth in net sales and net earnings as compared to the prior year quarter. We saw continued improvement in our domestic operations which posted solid increases in both net sales and orders. We also experienced continued sales and order growth within our international markets and were particularly pleased with the significant ramp-up in international order activity late in the quarter. During the quarter we announced two new marketing initiatives. These initiatives were affected through alliances with Brandrud, Inc. and Bretford, Inc. and are aimed at growing our business within the healthcare and educational markets. We also continued our investments in developing distribution and sales in the emerging markets of India and China. Finally, we made great progress on our planned launch of two new systems furniture platforms which we anticipate will be introduced in the next 12 months.

Last quarter we reported our general concern over the economic impact of the storms in the Gulf Coast region. While we did feel the immediate impact of higher fuel and natural gas prices, the storms did not have a significant impact on our distribution resources in the region.

In November, our trade organization, the Business and Institutional Furniture Manufacturer’s Association (BIFMA), issued its quarterly forecast. The report outlined an expectation that overall growth in real gross domestic product (GDP) will be slower than previously expected due, in part, to the weather events in the Gulf region. Despite this outlook, the forecast outlined an expectation that the domestic office furniture industry will continue to expand through calendar 2006. Ironically, this growth forecast is bolstered in part by an expected increase in nonresidential construction within the region impacted by the hurricanes.

During the second quarter we benefited from stabilization in the market price of steel from levels experienced in the first quarter. This helped dampen the impact of rising prices for other key manufacturing inputs such as plastics and fuel. Our expectation is that we will see continued increases in oil-based commodities, particularly natural gas, as we move through the balance of the winter months. Additionally, we expect the price of steel to increase during the second half of our fiscal year.

We increased our list prices in both fiscal 2005 and 2006. Both of these list price increases were in response to rising direct material costs. The first of these became effective at the beginning of August 2004. This increase varied by product line but averaged approximately 4% of list price. The second increase became effective near the beginning of our just-completed second quarter. This again varied by product line but averaged approximately 3.8% of list price.

The markets in which we compete for new business are highly competitive and we have continued to experience pressure to increase the discounts offered from list prices. Accordingly, the list price increases put in place since August 2004 should not be used as a direct indicator of future net sales. Competitive price discounting continued to pose a challenge to profitability in our second quarter. However, we believe we have been successful in capturing a portion of the combined price increases and have experienced a net price benefit. Further, we believe the positive impact of the most recent price change, which became effective in September of this year, will not be fully realized until late in fiscal 2006. Finally, we remain committed to our lean manufacturing program, the Herman Miller Production System (HMPS). We believe this program, combined with our pricing strategy, will allow us to cover a large portion of the expected increase in direct material costs.

We view price as but one of several important factors our customers consider in the buying decision. With this in mind, we continue to invest in product development in order to find innovative ways of providing value to our customers. Research and development expenses, exclusive of royalty payments to independent designers, totaled $7.6 million and $8.3 million in the current and prior year second quarters, respectively.

As we previously reported, during the first quarter of this fiscal year we completed the sale of two wholly-owned contract furniture dealerships – one based in New York City, New York, and another in Cleveland, Ohio. Also in the first quarter of this year, the independently owned dealership that we had previously consolidated as a Variable Interest Entity (VIE) was successful in obtaining outside bank financing. This allowed the VIE to repay a large portion of its outstanding loan balance with us. As a consequence of these transactions, we did not consolidate the financial statements of these three dealerships with our second quarter consolidated financial statements. More information related to these transactions can be found in Notes 6 and 18.

Analysis of Second Quarter Results
Our fiscal 2006 first quarter included 14 weeks of operations as opposed to a typical 13-week period. This extra week is required approximately every six years in order to re-align our fiscal reporting dates with the actual calendar months. This is a factor that should be considered when comparing our financial results for the first six months of fiscal 2006 to the same period in fiscal 2005 and when comparing sequential quarter performance.

The following table presents certain key highlights from the results of operations for the quarterly periods indicated.

In millions, except per share data	Three Months Ended

	December 3, 2005	November 27, 2004	Percent Change

Net Sales	$438.2	$368.4	18.9%
Gross Margin	143.9	120.0	19.9%
Operating Expenses	99.7	94.8	5.2%
Restructuring Expenses	0.1	0.1	-- %
Operating Earnings	44.1	25.1	75.7%
Net Earnings	27.9	15.4	81.2%
Earnings per share - diluted	0.40	0.22	81.8%
Orders	433.5	390.3	11.1%
Backlog	267.1	256.4	4.2%

Consolidated Sales, Orders, and Backlog
Net sales in the second quarter totaled $438.2 million. This represents an increase of $69.8 million or 18.9% from the same period last year. On a sequential-quarter comparison, net sales increased $7.3 million, or 1.7%. However, excluding the extra week in the first quarter, net sales showed a sequential-period improvement of approximately 9.5%.

It is important to note that the dealership transactions completed in the first quarter of this fiscal year affects the comparison of net sales from period-to-period. Net sales from these dealers included in our prior year second quarter and current year first quarter results totaled $11.4 million and $10.7 million, respectively.

Orders in the second quarter increased $43.2 million, or 11.1% over the prior year quarter. On a sequential basis, orders declined $59.4 million, or 12.1% from the first quarter. However, excluding the extra week in the first quarter of this year, orders for the period declined 5.3% sequentially. The previously mentioned dealership transactions in the first quarter of 2006 had a significant affect on the year-over-year and sequential comparison of orders. We estimate that the three dealerships we no longer own or consolidate under FIN 46 contributed orders of approximately $15.7 million and $14.4 million in the prior year second quarter and current year first quarter, respectively. In addition, we attribute some of the sequential decline to advance buying in the first quarter of this year in anticipation of the September price increase and to typical seasonal slow-down as we approach the third quarter.

The backlog of unfilled orders at the end of the second quarter totaled $267.1 million which represents an increase of $10.7 million or 4.2% from the prior year level. Sequentially, backlog declined approximately $4.7 million or 1.7% from the first quarter. We estimate that the backlog associated with the three dealerships we no longer own or consolidate under FIN 46 totaled approximately $19.1 million at the end of the prior year second quarter. Given the timing of the dealer transactions, there was no related impact on the sequential quarter comparison.

Domestic Operations
Domestic net sales in the second quarter totaled $367.3 million which represents an increase of 22.0% from the same quarter last year. New orders in the quarter of $349.0 million were up 7.4% from the prior year. The growth in sales was experienced, to varying degrees, across virtually all of our domestic operations during the period.

BIFMA reported an estimated year-over-year increase in U.S. office furniture shipments of approximately 12.5% for the three-month period ended November 2005. For the same period, BIFMA estimates industry orders grew approximately 14.8%. We remain cautious about reaching conclusions regarding changes in market share based on analysis of data on a short term basis. Instead, we think such conclusions should only be reached by analyzing comparative data over several quarters. Based on this, we believe our performance relative to the domestic industry over the past 18 months provides evidence that we have been successful in capturing domestic market share.

Adjusted for the extra week, domestic net sales grew 12.7%, while orders declined 8.5%, on a sequential-quarter basis. The dealership transactions in the first quarter of fiscal 2006 were all domestic, which had a significant affect on the year-over-year and sequential quarter comparisons of sales and orders as previously discussed.

International Operations
Net sales for our international operations in the second quarter totaled $70.9 million, representing growth of $3.7 million or 5.5% from the prior year comparable quarter. International orders in the quarter totaled $84.5 million representing an increase of 29.1% from last year. The most significant year-over-year percentage increases in sales and orders came from our operations in Canada and Mexico. Our United Kingdom operations also reported strong order growth in the quarter over the prior year.

International sales declined 4.5% and orders increased 10.5% sequentially from the first quarter, as adjusted for the extra week.

Changes in foreign currency exchange rates relative to the U.S. dollar have had an inflationary effect on our international net sales compared to the prior year. We estimate the year-over-year change in exchange rates effectively increased the U.S. dollar value of our second quarter net sales by approximately $1.7 million.

Financial Summary
The following table presents, for the periods indicated, the components of the company’s Condensed Consolidated Statements of Operations as a percentage of net sales.

	Three Months Ended		Six Months Ended

	December 3, 2005	November 27, 2004	December 3, 2005	November 27, 2004

Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	67.2	67.4	67.1	68.0
Gross Margin	32.8	32.6	32.9	32.0
Operating Expenses	22.8	25.7	23.3	25.3
Restructuring Expenses	--	--	--	0.1
Operating Margin	10.1	6.8	9.6	6.6
Other Expense, net	0.6	0.5	0.5	0.5
Earnings Before Income Taxes and
Minority Interest	9.5	6.3	9.1	6.1
Income Tax Expense	3.1	2.1	3.0	2.0
Minority Interest	--	--	0.1	--
Net Earnings	6.4	4.2	5.9	4.1

Consolidated Gross Margin
On a percent-of-sales basis, our second quarter gross margin improved 0.2 points from the same quarter in fiscal 2005. This year-over-year improvement was primarily attributed to better leverage of fixed overhead expenses.

Overhead, as a percentage of sales, improved significantly from the prior year second quarter due to leverage gained on higher sales volume despite an increase in actual dollar spending. The increase in spending was primarily due to the higher current quarter sales volume, medical benefit costs, pension expenses, utility costs, and incentive bonus expenses. Looking ahead, we expect to see further upward pressure on the market price of natural gas. This will have a negative impact on overhead expenses, particularly as we move through the remainder of the winter months.

Direct material costs benefited from the stabilization of steel prices in recent months. However, we are seeing increases in plastic and resin costs which are adversely affecting material trends. Looking forward, we anticipate continued increases in the cost of plastics and other oil-based commodities. We are also closely monitoring the market for steel components and expect to see an upward trend in prices in the upcoming months.

Freight costs increased from the second quarter last year as a direct result of rising fuel costs.

Operating Expenses and Operating Earnings
Operating expenses in the second quarter were $4.9 million or 5.2% higher than the prior year. However, as a percentage of sales, operating expenses declined 2.9 points from last year, which reflects improved operating leverage on higher sales volume. The dealership transitions that occurred in the first quarter of this year had a significant impact on the year-over-year operating expense comparison for the period. In the second quarter of last year, these dealers incurred $4.1 million of operating expenses for which no comparable expense was included in the current quarter.

The majority of the year-over-year increase in operating expense dollars is attributable to higher medical benefit costs, pension expense, and incentive bonus expenses. Higher charitable donations and warranty expenses also contributed to the year-over-year increase.

Restructuring Activities
Pre-tax restructuring charges in the current and prior year quarter primarily related to the Canton, Georgia consolidation. Our Canton facility, which was exited in fiscal 2004, remains listed for sale. We have an interested buyer, but have not yet reached a point where the buyer’s commitment has become binding. Therefore, the carrying values of the Canton assets, which were previously reduced to their estimated fair market values totaling $7.5 million, remain classified as long-term under the balance sheet caption “Net property and equipment” at the end of the second quarter.

Other Income/Expense, and Income Taxes
Net other expenses in the second quarter totaled $2.6 million compared to $2.0 million last year. While interest rates have increased since the second quarter of last year, interest expense was comparable year-over-year due to our lower current outstanding debt balance. These higher interest rates did, however, drive an increase in interest income as compared to last year. We also incurred a net foreign currency transaction gain of $0.1 million in the current quarter compared to a gain of $0.4 million in the same period last year.

Our effective tax rate for the second quarter was approximately 32.7% compared to 33.4% last year. The current year effective rate was below the statutory rate primarily as a result of the manufacturing deduction under the American Job Creations Act of 2004 and higher levels of research and development credits. In addition, we recorded a tax benefit totaling approximately $0.9 million related to the filing of a tax return and the establishment of a deferred tax asset at one of our international subsidiaries. The effective rate in the prior year was lower than the statutory rate due primarily to the finalization of prior year IRS audits. We expect our effective tax rate for fiscal 2006 to be between 33.5% and 35.5%.

Financial Condition, Liquidity, and Capital Resources
The table below presents certain key cash flow and capital highlights for the periods indicated.

(In Millions)	Six Months Ended

	December 3, 2005	November 27, 2004

Cash and cash equivalents, end of period	$149.7	$146.3
Short-term investments, end of period	16.3	13.2
Cash generated from operating activities	65.1	32.2
Cash used for investing activities	(21.2)	(14.7)
Cash used for financing activities	(47.9)	(65.4)
Restructuring-related cash outflows	(0.3)	(1.3)
Capital expenditures	(22.8)	(11.1)
Stock repurchased and retired	(62.9)	(67.8)
Interest-bearing debt, end of period (1)	192.4	207.1
Available unsecured credit facility, end of period (2)	136.8	137.2

(1)     Amounts shown include the fair market values of the company’s interest rate swap arrangements. The net fair value of these arrangements totaled approximately $(1.6) million and $0.1 million at December 3, 2005 and November 27, 2004, respectively.
(2)     Amounts shown are net of outstanding letters of credit, which are applied against the company’s unsecured credit facility.

At the end of fiscal year 2005, we reported our plan to take advantage of the one-time special tax deduction related to the repatriation of undistributed foreign earnings under the American Jobs Creation Act of 2004 (AJCA). During the first quarter, we repatriated approximately $35 million of undistributed earnings from certain of our foreign entities. An additional $9 million of undistributed foreign earnings was repatriated during the second quarter. This cash will be used in accordance with our dividend reinvestment plan, which requires the funds to be used for capital purchases and investment in research and development. The company has the remainder of fiscal 2006 to determine what additional amounts of undistributed foreign earnings to repatriate, if any, under the Act.

Cash Flow –Operating Activities
Cash flows from operating activities in the second quarter totaled $44.2 million compared to $29.4 million last year. On a year-to-date basis, operating cash flows totaled $65.1 million compared to $32.2 million last year. Changes in working capital balances resulted in a $12.3 million use of cash during the six-month period compared to a $1.0 million source of cash in the prior year. In the prior year first quarter, we made a $23 million voluntary pension plan contribution which significantly decreased operating cash flows in the period.

The year-to-date cash use in working capital resulted principally from an increase in inventory and accounts receivable, which was partially offset by an increase in accounts payable and certain accrued liabilities. Accounts receivable, inventory, and accounts payable balances all increased with the ramp-up in sales volume. The increase in accrued liabilities was driven primarily by interest payment timing, customer deposits, and incentive accruals.

Collections of accounts receivable remained strong in the second quarter, and we believe our recorded accounts receivable valuation allowances at the end of the period are adequate to cover the risk of potential bad debts.

As always, under HMPS, we strive to maintain efficiencies and cost savings by minimizing the amount of inventory on-hand. Accordingly, production is order-driven with raw materials purchased as needed to meet order demands. The standard lead-time for the majority of our products is 10 to 20 days. As a result, the velocity of our inventory turns is high. These combined factors could cause our inventory levels to appear relatively low in relation to sales volume.

Cash Flow –Investing Activities
Capital expenditures totaled $11.6 million in the second quarter and $22.8 million year-to-date. This compares to $7.3 million and $11.1 million in the prior year, respectively. The increase in spending over the prior year primarily relates to new product development initiatives and the construction of our new office and showroom facility in the U.K.

At the end of the second quarter, we had outstanding commitments for future capital purchases of approximately $11 million. We expect full-year capital expenditures for fiscal 2006 to total between $50 million and $55 million. By comparison, fiscal year 2005 capital expenditures totaled $34.9 million.

As previously discussed, we sold two wholly-owned contract furniture dealerships during the first quarter. Proceeds received in connection with these sales, which had the effect of increasing cash flows from investing activities, totaled $2.1 million.

Net cash received from the repayment of notes receivable was primarily driven by a payment received from a contract dealership previously consolidated under FIN 46(R). As mentioned earlier in this report, this VIE was able to obtain financing with an outside bank and, therefore, was able to repay a large portion of their debt owed to us during the first quarter of fiscal 2006.

At the end of fiscal 2005, we reclassified assets with a net carrying value of $0.4 million to current assets held for sale. These assets related to a warehouse/storage facility in West Michigan that we had previously exited. During the first quarter of fiscal 2006, the sale of these assets was finalized. In connection with the sale, we received proceeds totaling $0.7 million.

In the first quarter of fiscal 2005, cash flows from investing activities included a payment totaling $0.7 million related to the acquisition of certain assets and liabilities of a contract furniture dealership based in Oklahoma. This acquisition is discussed in Note 6.

Cash Flow –Financing Activities
Share repurchases were the most significant factor affecting financing cash outflows. In the first six months of fiscal 2006, we repurchased 2,064,685 shares for $62.9 million or an average of $30.49 per share. By comparison, 2,636,373 shares were repurchased for $67.8 million or an average of $25.72 per share during the same period last fiscal year. During the second quarter, our Board of Directors approved a new share repurchase authorization of $50 million; consequently, at the end of the second quarter of fiscal 2006, we had $45.2 million available for future, approved share repurchases.

Dividend payments during the first six months of the year totaled $10.0 million as compared to $10.4 million last year. Partially offsetting the effects of our share repurchases and dividend payments during the period was cash received related to stock-based benefit plans. During the six month period, we received $25.0 million from the issuance of shares in connections with these plans. By comparison, we received $14.3 million from the issuance of shares for the comparable period in fiscal 2005.

Interest-bearing debt at the end of the second quarter declined $1.6 million from $194.0 million at the end of fiscal 2005. This change represents the decline in the fair value of our interest rate swap arrangements during the six month period. Our next scheduled debt repayment of $13.0 million on our private placement notes is expected to be paid in the fourth quarter of this fiscal year. During the first quarter of last fiscal year, we paid off $1.5 million of notes payable associated with one of the VIE’s initially consolidated under FIN 46(R).

The only usage against our unsecured revolving credit facility at the end of the second quarter represented outstanding standby letters of credit totaling $13.2 million. The provisions of our private placement notes and unsecured credit facility require that we adhere to certain covenant restrictions and maintain certain performance ratios. We were in compliance with all such restrictions and performance ratios again this quarter and expect to remain in compliance in the future.

We believe cash on hand, cash generated from operations, and our borrowing capacity will provide adequate liquidity to fund near term and future business operations and capital needs.

Subsequent Event
Subsequent to the end of the quarter, the company became aware of a warranty matter related to a relatively low sales volume side chair manufactured by its Geiger subsidiary. The matter is not expected to affect any of the company's other products. The company is currently in the process of investigating and evaluating the issue, including potential resolution alternatives. Given the preliminary nature of this issue, the company has not yet determined a reasonable range of the most likely cost to resolve the problem. However, the company believes its maximum exposure to be less than $3.5 million.

Contractual Obligations

Contractual obligations associated with our ongoing business and financing activities will result in cash payments in future periods. A table summarizing the amounts and estimated timing of these future cash payments was provided in the company’s 10-K report for the year ended May 28, 2005. During the first six months of fiscal 2006, with the exception of a liability related to a leased facility in the United Kingdom (as described in Note 15), there were no material changes outside the ordinary course of business in the company’s contractual obligations or the estimated timing of the future cash payments.

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

Variable Interest Entities
On occasion, we provide financial support to certain independent dealers in the form of term loans, lines of credit, and/or loan guarantees which may represent variable interests in such entities. At December 3, 2005, we were not considered the primary beneficiary of any such dealer relationships under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46(R)). Refer to Note 18 for further information on VIE-related transactions during fiscal 2006.

The risks and rewards associated with our interests in those dealerships to whom we provide financial support are primarily limited to our outstanding loans and guarantee amounts. As of December 3, 2005, our maximum exposure to potential losses related to financing provided to such entities in the form of term loans and/or lines of credit totaled $4.9 million. Information on our exposure related to outstanding loan guarantees provided to such entities is included in Note 15.

Contingencies

See Note 15 to the Condensed Consolidated Financial Statements.

Critical Accounting Policies

We strive to report our financial results clearly and understandably. We follow accounting principles generally accepted in the United States in preparing our consolidated financial statements, which require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. A summary of our more significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in our 10-K report for the year ended May 28, 2005. During the first six months of fiscal 2006, there was no material change in the accounting policies and assumptions previously disclosed.

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

Foreign Exchange Risk
During the first six months of fiscal 2006, there was no material change in the company’s exposure to foreign exchange risk.

Interest Rate Risk
Interest-bearing debt as of the end of the second quarter, excluding the fair market values of our interest rate swap arrangements, totaled $194.0 million. The company is subject to interest rate variability on $69.0 million of this debt. Accordingly, the cost of servicing this variable-rate debt may increase or decrease in the future as market interest rates change.

As of December 3, 2005, the weighted-average interest rate on the company’s variable-rate debt was approximately 7.4%. Based on the level of variable-rate debt outstanding as of that date, a 1 percentage-point increase in the weighted-average interest rate would increase the company’s annual pre-tax interest expense by approximately $0.7 million.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, the company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 3, 2005, and have concluded that as of that date, the company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
There were no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended December 3, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HERMAN MILLER, INC.
PART II – OTHER INFORMATION

Item 1:	Legal Proceedings

Referred to in Note 15 of the Condensed Consolidated Financial Statements.

Item 1A:	Risk Factors - N/A

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(C)	Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during the second quarter ended December 3, 2005.

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs

9/4/05 -
10/1/05	251,581	$29.19	251,581	$64,428,780
10/2/05 -
10/29/05	377,785	$29.05	377,785	$53,455,705
10/30/05 -
12/3/05	292,700	$28.36	292,700	$45,154,785

Total	922,066	$28.87	922,066	$45,154,785
(1)No shares were purchased outside of a publicly announced plan or program.

The company repurchases shares under a previously announced plan authorized by the Board of Directors as follows.
•	Plan announced on September 26, 2005, providing share repurchase authorization of $50,000,000 with no specified expiration date.

No repurchase plans expired or were terminated during the second quarter of fiscal 2006, nor do any plans exist under which the company does not intend to make further purchases.

During the period covered by this report, the company did not sell any of its equity shares that were not registered under the Securities Act of 1933.

Item 4:	Submission of Matters to a Vote of Security Holders

The annual meeting of the shareholders of the Company was held on September 26, 2005, at which:

(a)	The following nominees were elected to serve three-year terms on the Company’s Board of Directors by the following votes:

	Mary Vermeer Andringa	J. Barry Griswell	Lord Brian Griffiths of Fforestfach	Brian C. Walker

For	57,966,748	57,851,617	57,106,801	57,096,611
Against	--	--	--	--
Withheld	173,020	288,151	1,032,967	1,043,157
Broker Non-Votes	--	--	--	--

The terms of office for incumbent Directors E. David Crockett, Douglas D. French, C. William Pollard, James R. Kackley, Thomas C. Pratt, Dorothy A. Terrell, David O. Ulrich, and Michael A. Volkema continued after the meeting.

(b)	The proposal to amend the Company’s 1995 Employee Stock Purchase Plan was approved by the following votes:

Amend 1995 Stock Purchase Plan

For	52,614,908
Against	436,729
Withheld	332,259
Broker Non-Votes	4,755,872

(c)	Ernst & Young LLP was approved as the Company’s independent auditors for the fiscal year ended June 3, 2006, by the following votes:

Ratification of Independent Auditors

For	57,929,374
Against	161,800
Withheld	48,594
Broker Non-Votes	-

Item 6:	Exhibits

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

Date: January 12, 2006 Date: January 12, 2006	HERMAN MILLER, INC. /s/ Brian C. Walker —————————————— Brian C. Walker Chief Executive Officer /s/ Elizabeth A. Nickels —————————————— Elizabeth A. Nickels Chief Financial Officer