Form 10-K/A
period 2005-05-28
MILLER HERMAN INC
filed 2006-03-20
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

AMENDMENT NO. 1 TO FORM 10-K
ON
FORM 10-K/A

__X__ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant's telephone number, including area code: (616) 654-3000

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
Yes [X] No [__]

The aggregate market value of the voting stock held by “nonaffiliates” of the registrant (for this purpose only, the affiliates of the registrant have been assumed to be the executive officers and directors of the registrant and their associates) as of November 27, 2004, was $1,714,344.079 (based on $25.02 per share which was the closing sale price as reported by NASDAQ).

The number of shares outstanding of the registrant’s common stock, as of July 26, 2005: Common stock $.20 par value — 69,582,315 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on September 26, 2005, are incorporated into Part III of this report.

TABLE OF CONTENTS

Part I
Item 1 Business	3-	6
Item 2 Properties	7
Item 3 Pending Legal Proceedings	8
Item 4 Submission of Matter to a Vote of Security Holders	9
Executive Officers of the Registrant	9
Part II
Item 5 Market for the Registrant's Common Equity, Related Shareholder Matters,
and Issuer Purchases of Equity Securities	10	-11
Item 6 Selected Financial Data	12	-13
Item 7 Management's Discussion and Analysis of Financial Condition and
Results of Operations	14	-34
Item 7A Quantitative and Qualitative Disclosures about Market Risk	35	-36
Item 8 Financial Statements and Supplementary Data	37	-74
Item 9 Changes in and Disagreements with Accountants on Accounting and
Financial Disclosures	75
Item 9A Controls and Procedures	75
Item 9B Other Information	75
Part III
Item 10 Directors and Executive Officers of the Registrant	76
Item 11 Executive Compensation	76
Item 12 Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters	76
Item 13 Certain Relationships and Related Transactions	76
Item 14 Principal Accountant Fees and Services	77
Part IV
Item 15 Exhibits and Financial Statement Schedule	78
Signatures	79
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	80
Schedule II Valuation and Qualifying Accounts	81
Exhibit Index	82	-85

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Herman Miller, Inc. (the “Company”) for the fiscal year ended May 28, 2005, previously filed on July 28, 2005 (the “Original 10-K”). The Company has filed this Amendment solely for the purpose of filing corrected versions of: (i) the Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (filed as Exhibit 31(a) to the Original 10-K), and (ii) the Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (filed as Exhibit 31(b) to the Original 10-K). This Amendment contains the corrected Certifications noted herein and should be read in conjunction with the information set forth in the Original 10-K.

All information contained in this Amendment is as of the original filing date of the Original Form 10-K and does not reflect events occurring after the filing of the Original 10-K or modify or update the disclosures therein in any way other than as required to reflect the amendments set forth herein.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERMAN MILLER, INC. /s/ Brian C. Walker —————————————— By: Brian C. Walker (President and Chief Executive Officer)	and	/s/ Elizabeth A. Nickels —————————————— Elizabeth A. Nickels (Chief Financial Officer)

Date:    March 20, 2006
           ——————————————

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to this report has been signed below on, March 20, 2006 by the following persons on behalf of the Registrant in the capacities indicated.

/s/ Michael A. Volkema* —————————————— Michael A. Volkema (Chairman of the Board)	/s/ Thomas C. Pratt* —————————————— Thomas C. Pratt (Director)

/s/ David O. Ulrich* —————————————— David O. Ulrich (Director)	/s/ E. David Crockett* —————————————— E. David Crockett (Director)

/s/ Dorothy A. Terrell* —————————————— Dorothy A. Terrell (Director)	/s/ Lord Griffiths of Fforestfach* —————————————— Lord Griffiths of Fforestfach (Director)

/s/ C. William Pollard* —————————————— C. William Pollard (Director)	/s/ Mary Vermeer Andringa* —————————————— Mary Vermeer Andringa (Director)

/s/ Douglas D. French* —————————————— Douglas D. French (Director)	/s/ James R. Kackley* —————————————— James R. Kackley (Director)

/s/ J. Barry Griswell* —————————————— J. Barry Griswell (Director)	/s/ Brian C. Walker —————————————— Brian C. Walker (President, Chief Executive Officer, and Director)

*By: /s/ Brian C. Walker —————————————— Brian C. Walker Attorney-in-fact

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