Form 10-Q
period 2006-03-04
MILLER HERMAN INC
filed 2006-04-12
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

[__]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 4, 2006	Commission File No. 001-15141

HERMAN MILLER, INC.

A Michigan Corporation	ID No. 38-0837640

855 East Main Avenue, Zeeland, MI 49464-0302	Phone (616) 654 3000

Indicate by check mark whether the registrant:
(1)	has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and	Yes [X] No [__]
(2)	has been subject to such filing requirements for the past 90 days.	Yes [X] No [__]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [X]	Accelerated filer [__]	Non-accelerated filer [__]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes [__] No [X]

Common Stock Outstanding at April 11, 2006 – 66,338,994 shares

HERMAN MILLER, INC. FORM 10-Q
FOR THE QUARTER ENDED MARCH 4, 2006
INDEX

Page No.

Part I -	Financial Information
	Item 1 Condensed Consolidated Balance Sheets -
	March 4, 2006, and May 28, 2005	3
	Condensed Consolidated Statements of Operations -
	Three Months and Nine Months Ended March 4, 2006, and
	February 26, 2005	4
	Condensed Consolidated Statements of Cash Flows -
	Nine Months Ended March 4, 2006,
	and February 26, 2005	5
	Notes to Condensed Consolidated Financial Statements	6-17
	Item 2 Management's Discussion and Analysis of
	Financial Condition and Results of Operations	18-27
	Item 3 Quantitative and Qualitative Disclosures About Market Risk	28
	Item 4 Controls and Procedures	28
Part II -	Other Information
	Item 1 Legal Proceedings	29
	Item 1A Risk Factors	29
	Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	29
	Item 3 Defaults Upon Senior Securities - None
	Item 4 Submission of Matters to a Vote of Security Holders - None
	Item 5 Other Items - None
	Item 6 Exhibits	29-30
	Signatures	31
	Exhibits	32-35

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	March 4, 2006	May 28, 2005

	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents (Note 9)	$106.9	$154.4
Short-term investments (Note 10)	15.8	13.9
Accounts receivable, net	157.8	169.8
Inventories -
Finished goods	22.3	21.7
Work in process	12.1	15.2
Raw materials	11.9	9.8

Total inventories	46.3	46.7
Assets held for sale (Note 19)	--	0.4
Prepaid expenses and other	48.6	49.0

Total current assets	375.4	434.2
Property and Equipment, at cost	699.9	695.6
Less - accumulated depreciation	504.4	500.2

Net property and equipment (Note 8)	195.5	195.4
Other Assets:
Notes receivable, net	2.2	1.4
Goodwill	39.1	39.1
Intangible assets, net (Note 13)	5.6	5.7
Other noncurrent assets	29.3	29.7

Total Assets	$647.1	$705.5

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities:
Unfunded checks	$4.6	$7.9
Current maturities of long-term debt	13.0	13.0
Accounts payable	101.4	106.6
Accrued liabilities (Note 15)	164.2	157.4

Total current liabilities	283.2	284.9
Long-term Liabilities:
Long-term debt, less current maturities (Note 14)	179.0	181.0
Pension benefits (Note 17)	16.8	34.8
Other liabilities (Note 15)	39.2	34.2

Total Liabilities	518.2	534.9
Minority Interest	0.1	0.1
Shareholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized, none issued)	--	--
Common stock, $0.20 par value (240,000,000 shares authorized,
66,384,710 and 69,585,989 shares issued and outstanding in fiscal 2006 and 2005, respectively)	13.3	13.9
Retained earnings	185.6	227.3
Accumulated other comprehensive loss (Note 4)	(65.1)	(64.4)
Key executive stock programs	(5.0)	(6.3)

Total Shareholders' Equity	128.8	170.5

Total Liabilities and Shareholders' Equity	$647.1	$705.5

See accompanying notes to condensed consolidated financial statements

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended

	March 4, 2006	February 26, 2005	March 4, 2006	February 26, 2005

Net Sales	$424.0	$382.4	$1,293.1	$1,108.1

Cost of Sales	286.1	259.5	869.5	753.1

Gross Margin	137.9	122.9	423.6	355.0

Operating Expenses (Notes 6 and 15)	101.0	93.7	303.1	277.1

Restructuring Expenses (Note 8)	0.1	0.3	0.3	0.9

Operating Earnings	36.8	28.9	120.2	77.0

Other Expenses (Income):
Interest expense (Note 14)	3.6	3.5	10.5	10.2
Other, net (Notes 3, 6, 10, and 18)	(0.8)	(0.8)	(3.1)	(3.7)

Earnings Before Income Taxes and
Minority Interest	34.0	26.2	112.8	70.5

Income Tax Expense (Note 16)	11.6	9.3	38.0	24.0

Earnings Before Minority Interest	22.4	16.9	74.8	46.5

Minority Interest, net of income taxes (Note 18)	--	0.1	0.7	0.1

Net Earnings	$22.4	$16.8	$74.1	$46.4

Earnings Per Share - Basic (Notes 5 and 7)	$.33	$.24	$1.08	$.66

Earnings Per Share - Diluted (Notes 5 and 7)	$.33	$.24	$1.07	$.65

Dividends Declared, per share	$.0800	$.0725	$.2250	$.2175

See accompanying notes to condensed consolidated financial statements

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS
(Dollars in Millions)
(Unaudited)

	Nine Months Ended

	March 4, 2006	February 26, 2005

Cash Flows from Operating Activities:
Net earnings	$74.1	$46.4
Depreciation and amortization	32.1	35.1
Restructuring (Note 8)	(0.4)	(0.7)
Gain from sales of owned dealers (Note 6)	(0.3)	--
Minority interest (Note 18)	0.7	0.1
Increase in current assets	(1.2)	(12.7)
Increase in current liabilities	9.6	26.8
Pension benefits (Note 17)	(18.2)	(23.9)
Other, net	6.0	1.6

Net Cash Provided by Operating Activities	102.4	72.7

Cash Flows from Investing Activities:
Changes in notes receivable, net	2.8	--
Short-term investment purchases	(9.1)	(10.6)
Short-term investment sales	7.0	6.2
Capital expenditures	(34.6)	(21.1)
Proceeds from sales of property and equipment (Note 19)	1.6	0.3
Proceeds from sales of owned dealers (Note 6)	2.1	--
Net cash paid for acquisitions (Note 6)	--	(0.7)
Other, net	--	(0.6)

Net Cash Used for Investing Activities	(30.2)	(26.5)

Cash Flows from Financing Activities:
Short-term debt repayments, net (Note 18)	--	(1.5)
Dividends paid	(15.0)	(15.4)
Common stock issued (Note 5)	29.0	31.6
Common stock repurchased and retired (Note 5)	(133.6)	(90.5)

Net Cash Used for Financing Activities	(119.6)	(75.8)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(0.1)	4.6

Net Decrease in Cash and Cash Equivalents	(47.5)	(25.0)

Cash and Cash Equivalents, Beginning of Period	154.4	189.2

Cash and Cash Equivalents, End of Period	$106.9	$164.2

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position of the company as of March 4, 2006, and the results of its operations and cash flows for the interim periods presented. Operating results for the nine-month period ended March 4, 2006, are not necessarily indicative of the results that may be expected for the year ending June 3, 2006. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company’s Form 10-K for the year ended May 28, 2005.

2. FISCAL YEAR
The company’s fiscal year ends on the Saturday closest to May 31. Fiscal 2006, the year ending June 3, 2006, will contain 53 weeks while fiscal 2005, the year ended May 28, 2005, contained 52 weeks. The first nine months of fiscal 2006 contained 40 weeks while the first nine months of fiscal 2005 contained 39 weeks. Both of the three-month periods ended March 4, 2006, and February 26, 2005, contained 13 weeks.

3. FOREIGN CURRENCY TRANSLATION
The functional currency for foreign subsidiaries is the local currency. The cumulative effects of translating the balance sheet accounts from the functional currency into the United States dollar at current exchange rates and revenue and expense accounts using average exchange rates for the year-to-date period are included as a component of “Accumulated other comprehensive loss” in the condensed consolidated balance sheets. The net loss arising from remeasuring all foreign currency transactions into the appropriate functional currency, which was included in “Other Expenses (Income)” in the condensed consolidated statements of operations, totaled $0.2 million for both of the three months ended March 4, 2006, and February 26, 2005. For the nine months ended March 4, 2006, and February 26, 2005, the net currency gain totaled $0.1 million and $0.2 million, respectively.

4. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) consists of net earnings, foreign currency translation adjustments, minimum pension liability, and unrealized holding gains (losses) on “available-for-sale” securities. Comprehensive income was approximately $23.5 million and $16.3 million for the three months ended March 4, 2006, and February 26, 2005, respectively. For the nine months ended March 4, 2006, and February 26, 2005, comprehensive income totaled $73.4 million and $52.6 million, respectively. The following presents the components of “Accumulated other comprehensive loss” for the period indicated.

(In Millions)	Foreign Currency Translation Adjustments	Minimum Pension Liability (net of tax)	Unrealized Holding Period Gains (Losses) (net of tax)	Total Accumulated Other Comprehensive Income (Loss)

Balance, May 28, 2005	$(4.0)	$(60.5)	$0.1	$(64.4)
Other comprehensive income
(loss) for the nine months
ended March 4, 2006	(0.9)	0.4	(0.2)	(0.7)

Balance, March 4, 2006	$(4.9)	$(60.1)	$(0.1)	$(65.1)

5. COMMON STOCK AND EARNINGS PER SHARE
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS).

	Three Months Ended		Nine Months Ended

	March 4, 2006	February 26, 2005	March 4, 2006	February 26, 2005

Numerators:
Numerator for both basic and diluted EPS, net earnings (In Millions)	$22.4	$16.8	$74.1	$46.4

Denominators:
Denominator for basic EPS, weighted-average common shares outstanding	67,239,569	69,565,987	68,443,124	70,303,607

Potentially dilutive shares resulting from stock
plans	604,592	642,465	642,681	609,357

Denominator for diluted EPS	67,844,161	70,208,452	69,085,805	70,912,964

Diluted EPS excludes stock options where the exercise price exceeded the average market price of the company’s common stock, since the effect would be anti-dilutive. The number of stock options outstanding that met this criterion, thereby being excluded from the calculation of diluted EPS, and the range of exercise prices for the three months ended March 4, 2006, and February 26, 2005, were 389,956 at $31.00-$33.52 and 1,712,032 at $26.75-$32.50, respectively.

Common stock activity for the three months ended March 4, 2006, and February 26, 2005, included the repurchase of 2,363,237 shares for $70.7 million and 858,668 shares for $22.7 million in the respective periods. For the nine months ended March 4, 2006, and February 26, 2005, common stock activity included the repurchase of approximately 4,427,922 shares for $133.6 million and 3,495,041 shares for $90.5 million, respectively. In addition, stock-based benefit program activity for the three months ended March 4, 2006, and February 26, 2005, resulted in the issuance of 186,743 shares for $4.0 million and 734,488 shares for $17.3 million in the respective periods. For the nine months ended March 4, 2006, and February 26, 2005, stock-based benefit program activity resulted in the issuance of approximately 1,226,643 shares for $29.0 million and 1,502,410 shares for $31.6 million, respectively.

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

(In Millions, Except Per Share Data)	Three Months Ended		Nine Months Ended

	March 4, 2006	February 26, 2005	March 4, 2006	February 26, 2005

Net earnings, as reported	$22.4	$16.8	$74.1	$46.4

Addback: Total stock-based employee compensation expense included in net earnings, as reported, net of related tax effects	0.4	0.3	1.3	0.8

Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.7)	(1.8)	(2.5)	(5.7)

Pro forma net earnings	$22.1	$15.3	$72.9	$41.5

Earnings per share:
Basic, as reported	$0.33	$0.24	$1.08	$0.66
Basic, pro forma	$0.33	$0.22	$1.07	$0.59
Diluted, as reported	$0.33	$0.24	$1.07	$0.65
Diluted, pro forma	$0.32	$0.22	$1.05	$0.59

8. RESTRUCTURING CHARGES
The following is a summary of the restructuring activities for the nine months ended March 4, 2006. It should be read in conjunction with the company’s Form 10-K for the year ended May 28, 2005, which provides a description of the specific actions taken since fiscal 2002. For purposes of this discussion, the restructuring actions taken since fiscal 2002 are referred to collectively as the “Plan.”

The following table presents the pre-tax restructuring charges, by category, recorded pursuant to the Plan.

(In Millions)	Three Months Ended		Nine Months Ended

	March 4, 2006	February 26, 2005	March 4, 2006	February 26, 2005

Severance & Outplacement	$--	$--	$--	$(0.2)
Pension Related	--	0.1	0.1	0.7
Facility Exit Costs & Other	0.1	0.2	0.2	0.4

Total	$0.1	$0.3	$0.3	$0.9

The restructuring charges recognized during the nine months ended March 4, 2006, and February 26, 2005, primarily related to the Canton consolidation. The charges resulted from building carrying costs on the Canton facility and pension-related settlements, which are recognized as terminated employees withdraw their assets from the retirement plan. In addition, a net credit related to an adjustment of remaining employee severance accruals was reflected in the second quarter of fiscal 2005.

The company’s Canton, Georgia, facility, which was exited in fiscal 2004, remains listed for sale. As a consequence of the Plan, during the fourth quarter of fiscal 2003, this facility was written down to its expected fair value less costs of disposal. The carrying value of $7.5 million remained classified under the caption “Net property and equipment” on the company’s condensed consolidated balance sheet as of the end of the third quarter of fiscal 2006.

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

(In Millions)	Lease & Supplier Contract Terminations	Facility Exit Costs & Other	Total

Accrual Balance, May 28, 2005	$0.9	$0.7	$1.6
Restructuring Charges	--	0.2	0.2
Cash Payments	(0.2)	(0.5)	(0.7)

Accrual Balance, March 4, 2006	$0.7	$0.4	$1.1

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

Cash payments for income taxes and interest were as follows:

	Three Months Ended		Nine Months Ended

(In Millions)	March 4, 2006	February 26, 2005	March 4, 2006	February 26, 2005

Income taxes paid, net	$8.7	$10.9	$38.7	$12.7
Interest paid	$0.2	$0.2	$9.3	$9.4

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

Net investment income recognized in the condensed consolidated statements of operations resulting from these investments totaled approximately $0.1 million for both of the three month periods ended March 4, 2006, and February 26, 2005. For the nine months ended March 4, 2006, and February 26, 2005, net investment income totaled approximately $0.4 million and $0.3 million, respectively.

The following is a summary of the carrying and market values of the company’s short-term investments as of the respective dates.

(In Millions)	March 4, 2006

	Cost	Unrealized Gain	Unrealized Loss	Market Value

U.S. Government & Agency Debt	$2.9	$--	$--	$2.9
Foreign Government Debt	0.5	--	--	0.5
Corporate Bonds	7.0	0.1	(0.1)	7.0
Mortgage-Backed	4.8	--	(0.1)	4.7
Other Debt	0.7	--	--	0.7

Total	$15.9	$0.1	$(0.2)	$15.8

(In Millions)	May 28, 2005

	Cost	Unrealized Gain	Unrealized Loss	Market Value

U.S. Government & Agency Debt	$3.7	$0.1	$--	$3.8
Foreign Government Debt	0.5	--	--	0.5
Corporate Bonds	5.3	0.1	--	5.4
Mortgage-Backed	4.0	--	--	4.0
Other Debt	0.2	--	--	0.2

Total	$13.7	$0.2	$--	$13.9

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

13. OTHER INTANGIBLE ASSETS
Other intangible assets are comprised of patents, trademarks, and intellectual property rights with a combined gross carrying value and accumulated amortization of $10.1 million and $4.5 million, respectively, as of March 4, 2006. As of May 28, 2005, these amounts totaled $9.7 million and $4.0 million, respectively. The company amortizes its intangible assets over periods ranging from 8 to 17 years.

Amortization expense related to intangible assets totaled approximately $0.3 million and $0.2 million for the three-month periods ended March 4, 2006, and February 26, 2005, respectively. For the nine months ended March 4, 2006, and February 26, 2005, amortization expense related to intangible assets totaled approximately $0.8 million and $0.9 million, respectively.

Estimated amortization expense for intangible assets as of March 4, 2006, for each of the succeeding fiscal years is as follows.

(In Millions)
Remaining	2006	$0.3
	2007	$1.0
	2008	$1.0
	2009	$1.0
	2010	$0.9

14. INTEREST RATE SWAPS
In May 2002, the company entered into a fixed-to-floating interest rate swap agreement that expires March 6, 2006, which effectively converted $40 million of fixed-rate private placement debt to a floating-rate basis. The fair value of this swap instrument, which is based upon expected LIBOR rates over the remaining term of the instrument, was negligible at March 4, 2006. The floating interest rate, which is based on the 90-day LIBOR rate, set in advance of each quarterly period, was approximately 6.8% at March 4, 2006.

In November 2003, the company entered into two additional fixed-to-floating interest rate swap agreements. One agreement that expires March 15, 2011, effectively converted $50 million of fixed-rate debt securities to a floating-rate basis. The fair value of this swap instrument, which is based upon expected LIBOR rates over the remaining term of the instrument, was approximately negative $1.8 million at March 4, 2006, and is reflected as a reduction to long-term debt and an offsetting addition to other long-term liabilities in the condensed consolidated balance sheet. The floating interest rate for this agreement is based on the six-month LIBOR rate, set in-arrears at the end of each semi-annual period, and was estimated to be approximately 7.6% at March 4, 2006. The next scheduled interest rate reset date is in March 2006.

The second agreement, which expires March 5, 2008, effectively converted $15 million of fixed-rate private placement debt to a floating-rate basis. The fair value of this swap instrument, which is based upon expected LIBOR rates over the remaining term of the instrument, was approximately negative $0.2 million at March 4, 2006, and is reflected as a reduction to long-term debt and an offsetting addition to other long-term liabilities in the condensed consolidated balance sheet. The floating interest rate for this agreement is based on the six-month LIBOR rate, set in-arrears at the end of each semi-annual period, and was estimated to be approximately 8.2% at March 4, 2006. The next scheduled interest rate reset date is in March 2006.

As of March 4, 2006, a total of $69.0 million of the company’s outstanding debt was effectively converted to a variable-rate basis as a result of these interest rate swap arrangements. These swaps are fair-value hedges and qualify for hedge-accounting treatment using the “short-cut” method under the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Under this accounting treatment, the change in the fair value of the interest rate swap is equal to the change in value of the related hedged debt and, as a result, there is no net effect on earnings. These agreements require the company to pay floating-rate interest payments in return for receiving fixed-rate interest payments that coincide with the semi-annual payments to the debt holders at the same date.

The counterparties to these swap instruments are large financial institutions which the company believes are of high-quality creditworthiness. While the company may be exposed to potential losses due to the credit risk of non-performance by these counterparties, such losses are not anticipated. The swap arrangements resulted in an interest expense addition of approximately $0.1 million and reduction of approximately $0.3 million for the three months ended March 4, 2006, and February 26, 2005, respectively. The impact on interest expense due to the swap arrangements resulted in an interest expense addition of approximately $0.1 million and reduction of approximately $1.0 million for the nine months ended March 4, 2006, and February 26, 2005, respectively.

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

(In Millions)	Three Months Ended		Nine Months Ended

	March 4, 2006	February 26, 2005	March 4, 2006	February 26, 2005

Accrual Balance - beginning	$13.6	$13.1	$13.0	$14.6
Accrual for warranty matters	2.9	1.8	8.3	6.6
Settlements and adjustments	(2.6)	(1.6)	(7.4)	(7.9)

Accrual Balance - ending	$13.9	$13.3	$13.9	$13.3

The company previously disclosed, as a subsequent event to the second quarter of fiscal 2006, the identification of a warranty matter related to a relatively low sales volume side chair manufactured by its Geiger subsidiary. As a reminder, the previous disclosure indicated the maximum exposure on this issue was estimated to be less than $3.5 million based on the preliminary information available at that time, but due to timing no significant liability was recorded at the end of the second quarter. Since that time a relatively low-cost solution to fix this issue has been developed and the most likely cost to resolve the problem is currently estimated at $0.5 million, which is reflected as a liability in “Accrued liabilities” at March 4, 2006. This resulted in a charge of $0.4 million to “Operating Expenses” during the third quarter of fiscal 2006.

Other Guarantees
The company has entered into separate agreements to guarantee the debt of two independent contract furniture dealerships. In accordance with the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others” (FIN 45), the company initially recorded an expense equal to the estimated fair values of these guarantees. The maximum financial exposure assumed by the company as a result of these arrangements totaled $0.6 million as of March 4, 2006. The guarantees are reflected in “Other liabilities” in the condensed consolidated balance sheet as of March 4, 2006, at $0.4 million, which approximates the estimated fair values.

The company has also entered into an agreement with a third-party leasing company to guarantee a contractual lease term, including the lessee payment obligation and/or residual value of Herman Miller product. This guarantee expires at March 2007. As of the end of March 4, 2006, the maximum financial exposure assumed by the company in connection with this guarantee totaled approximately $2.0 million. As of March 4, 2006, this guarantee is reflected in “Other liabilities” in the condensed consolidated balance sheet at $0.6 million, which approximates the estimated fair value.

The company is periodically required to provide performance bonds in order to do business with certain customers. These arrangements are common and generally have terms ranging between one and three years. The bonds are required to provide assurances to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies; the company is ultimately liable for claims that may occur against them. As of March 4, 2006, the company had a maximum financial exposure related to performance bonds totaling approximately $10.6 million. The company has had no history of claims nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company’s financial statements. Accordingly, no liability has been recorded as of March 4, 2006.

The company periodically enters into agreements in the normal course of business, which may include indemnification clauses regarding patent/trademark infringement and service losses. Service losses represent all direct or consequential loss, liability, damages, costs and expenses incurred by the customer or others resulting from services rendered by the company, the dealer, or certain sub-contractors due to a proven negligent act. The company has had no history of claims, nor is it aware of circumstances that would require it to perform under these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company’s financial statements. Accordingly, no liability has been recorded as of March 4, 2006.

The company has entered into standby letter of credit arrangements for the purpose of protecting various insurance companies against default on the payment of certain premiums and claims. A majority of these arrangements are related to the company’s wholly owned captive insurance company. As of March 4, 2006, the company had a maximum financial exposure from these insurance-related standby letters of credit totaling approximately $13.1 million. The company has had no history of claims nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company’s financial statements. Accordingly, no liability has been recorded as of March 4, 2006.

Contingencies
As previously reported, the company has received a subpoena from the New York Attorney General’s office requesting certain information relating to the minimum advertised price program maintained by the Herman Miller for the Home division. In connection with this matter, the New York Attorney General’s office has taken depositions of current and former employees of the company and certain dealers. The company is cooperating with the New York Attorney General’s office in this matter. There has been no material change in the status of the issue since the end of the previous quarter, although the company and the New York Attorney General’s office have had preliminary discussions regarding possible methods of resolving the matter. As there has been no claim asserted in connection with this matter, the company has no reasonable basis on which to estimate the financial impact, if any, of this investigation.

The company leases a facility in the UK under an agreement that expires in January 2008. Under the terms of the lease, the company is required to perform the maintenance and repairs necessary to address the general dilapidation of the facility over the lease term. The ultimate cost of this provision to the company is dependent on a number of factors including, but not limited to, the future use of the facility by the lessor and whether the company chooses and is permitted to renew the lease term. The company has estimated the cost of these maintenance and repairs to be between $0 and $3 million, depending on the outcome of future plans and negotiations. Based on existing circumstances, it is estimated that these costs will most likely approximate $0.5 million. As a result, this amount has been recorded as a liability reflected in “Other liabilities” in the condensed consolidated balance sheets as of March 4, 2006, and May 28, 2005.

In May 1996, the company assigned its rights as lessee of a UK facility to a third party under an agreement that contained a provision granting the third party the right to re-assign the lease to the company after 10 years, at its election. During the first quarter of 2006, the company was notified by the third party that it is no longer using the space and intends to exercise the re-assignment option. The original lease term expires in May 2014. The company believes it will be able to assign or sublet the lease for the majority of the remaining lease term to another tenant at current market rates. However, current market rates for comparable office space are lower than the rental payments owed under the lease agreement. As such, the company would remain liable to pay the difference. As a result, the company recorded a pre-tax charge of $0.7 million to “Operating Expenses” in the first quarter of fiscal 2006 for the expected loss under the arrangement based on the best information available at the time. During the third quarter of fiscal 2006, the company revised its estimate of the time required to find a tenant. This resulted in an additional pre-tax charge during the third quarter of $0.7 million. The corresponding impact on earnings was $0.5 million, net of a $0.2 million tax benefit, or approximately $0.01 per diluted share. It is currently estimated that the present value of the future cost to the company under the arrangement will most likely approximate $1.4 million, which is reflected as a liability within “Other liabilities” at March 4, 2006.

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

16. INCOME TAXES
The effective tax rates for the three months ended March 4, 2006, and February 26, 2005, were 34.0% and 35.4%, respectively. On a year-to-date basis, the effective tax rates were 33.7% and 34.0% for the nine months ended March 4, 2006, and February 26, 2005, respectively. The company’s United States federal statutory rate is 35.0%. The current year effective rate was below the statutory rate primarily due to benefit from the manufacturing deduction under the American Job Creations Act of 2004 and a favorable adjustment resulting from a state tax audit. In addition, the company recorded a tax benefit totaling approximately $0.9 million in the second quarter related to the filing of a tax return and the establishment of a deferred tax asset at one of its international subsidiaries. The effective rate in the prior year was lower than the statutory rate primarily as a result of a VIE ownership transition in the first quarter of fiscal 2005, disclosed in Note 18, which was not subject to tax due to the nature of the transaction, and finalization of prior years IRS audit settlements recorded in the second quarter of fiscal 2005.

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

The Act also provides for a one-time tax deduction of 85 percent of certain foreign earnings that are repatriated (as defined in the Act) within a specified time frame. In order to qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by the company’s chief executive officer and approved by its board of directors. Certain other criteria in the Act must be satisfied as well. Once a decision is reached to remit foreign earnings, the impact must be recorded in the period in which the decision is made.

On May 10, 2005, the IRS and Treasury issued guidance concerning the calculation of tax on a distribution under Section 965 of the Internal Revenue Code. Based on this guidance, during the fourth quarter of fiscal 2005, the company decided to repatriate approximately $45 million of undistributed foreign earnings under the Act and recorded income tax expense accordingly of $4.4 million. During the first quarter of fiscal 2006, the company repatriated approximately $35 million of undistributed foreign earnings under the Act. The company repatriated an additional $9 million of undistributed foreign earnings in the second quarter of fiscal 2006. The company does not anticipate repatriating any additional undistributed foreign earnings under this act.

17. EMPLOYEE BENEFIT PLANS
The following tables summarize the costs of the company’s employee pension and post-retirement plans for the periods indicated.

(In Millions)	Three Months Ended

	Pension Benefits		Post-Retirement Benefits

	March 4, 2006	February 26 2005	March 4, 2006	February 26 2005

Domestic:
Service cost	$2.0	$2.1	$--	$--
Interest cost	3.6	3.7	0.2	0.2
Expected return on plan assets	(5.4)	(5.6)	--	--
Net amortization (gain)/loss	0.5	(0.3)	0.2	0.2

Net periodic benefit cost/(credit)	$0.7	$(0.1)	$0.4	$0.4

International:
Service cost	$0.3	$0.4
Interest cost	0.7	0.7
Expected return on plan assets	(0.9)	(0.8)
Net amortization loss	0.3	--

Net periodic benefit cost	$0.4	$0.3

(In Millions)	Nine Months Ended

	Pension Benefits		Post-Retirement Benefits

	March 4, 2006	February 26 2005	March 4, 2006	February 26 2005

Domestic:
Service cost	$6.2	$6.0	$--	$--
Interest cost	10.7	11.1	0.7	0.8
Expected return on plan assets	(15.7)	(16.8)	--	--
Net amortization (gain)/loss	1.5	(0.8)	0.5	0.4

Net periodic benefit cost/(credit)	$2.7	$(0.5)	$1.2	$1.2

International:
Service cost	$1.1	$1.1
Interest cost	2.2	2.1
Expected return on plan assets	(2.6)	(2.5)
Net amortization loss	0.7	0.2

Net periodic benefit cost	$1.4	$0.9

In addition, during the three months ended February 26, 2005, the company recognized $0.1 million of pension settlement losses associated with prior restructuring actions. There were no pension settlement losses associated with restructuring actions recorded during the three months ended March 4, 2006.

In fiscal 2005, the company made cash contributions totaling $25.6 million to its employee pension plans and $1.7 million to its post-retirement benefit plan. During the third quarter of fiscal 2006, voluntary contributions of $20.2 million were made by the company to its domestic employee pension plans. The company is continuing to evaluate what additional voluntary contributions, if any, will be made to its various employee retirement plans in the remainder of fiscal 2006. Actual contributions will be dependent upon investment returns, changes in pension obligations, and other economic and regulatory factors.

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

For the first three months of fiscal 2006, consolidation of the VIE increased net sales by $6.8 million. Net earnings for the same period were not significantly affected, excluding the loss on ceasing consolidation, as the resulting earnings were primarily attributed to and therefore offset by minority interest of $0.7 million. Given the timing of the remaining VIE transition in the first quarter of fiscal 2006, the impact of the VIE on consolidated results for the first nine months of the current year were the same as the effects for the first three months. In the prior year, consolidation of the VIE increased net sales by $5.7 million and net earnings by $0.3 million for the three months ended February 26, 2005. For the nine months ended February 26, 2005, the consolidation of VIEs increased net sales by $11.1 million and net earnings by $0.1 million, excluding the gain on ownership transition in the first quarter of fiscal 2005.

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

Discussion of Current Business Conditions

We again had double digit growth over the prior year in both net sales and orders this quarter, despite increasingly tougher comparisons with the strong performance last year. We also continued to improve the bottom line, recording our ninth consecutive quarter of year-over-year growth in net earnings. In addition to our strong operating performance during the quarter, we were also pleased to receive recognition in Fortune magazine as the “Most Admired” company in the contract furniture industry. The publication ranked us first in our industry in reputation of innovation, employee talent, social responsibility, and quality of products.

We experienced growth in net sales and orders from both our domestic and international operations. Our international operations were especially strong, with the third quarter representing our highest level of international sales in almost five years. This growth was primarily driven by strong results and large projects in the United Kingdom, Canada, and South America. Our earnings benefited from improved leverage on this higher sales volume, plus improved price realization on recent price increases. Slightly offsetting these benefits were higher fuel costs and increasing operating expenses.

A portion of the increase in operating expenses relates to our new product development initiatives, which began to ramp up during the third quarter. It is expected that new product spending will continue to rise in the fourth quarter as we prepare for the annual NeoCon trade show in June 2006. We are looking forward to launching several new products at this event, including two new systems furniture platforms, a new seating product, and a new lighting program. We continue to invest in new product development in support of our intent to remain the innovation leader in the industry. As a reference, our investment in research and development, excluding royalties, for the third quarter totaled $8.8 million this year and $8.2 million last year. On a year-to-date basis, research and development, excluding royalties, totaled $23.9 million and $23.8 million for the first nine months in the current and prior year, respectively. Additionally, our capital spending is up over the prior year, in support of our new product development initiatives.

In addition to our new product development efforts, we continued to make progress in our strategic initiative to significantly grow our international business. We just opened a new office building and showroom in the United Kingdom that has been well received. We also signed a lease during the quarter for our new showroom in Shanghai, China, with the opening planned for later this summer.

Our continued operating strength through the third quarter of the fiscal year also provided us with an excellent opportunity to enhance our capital structure. As a result, we have been able to aggressively implement our share repurchase program, with the repurchase of 2,363,237 shares for $70.7 million during the third quarter. We also raised our quarterly cash dividend by approximately 10% this quarter.

Our outlook for the fourth quarter remains positive as the macro-economic picture appears relatively strong and industry demand remains solid. The quarterly forecast issued by the Business Institutional Furniture Manufacturer’s Association (BIFMA) in January 2006, noted that office furniture consumption remains stable, despite recent disruptions to the U.S. economy. Furthermore, this report indicated that renewed strength is expected over coming quarters based on a positive outlook of key office furniture consumption drivers. This report also indicates growth in nonresidential construction is expected over the coming two years as employment continues to grow, hurricane-related reconstruction efforts progress, and the nonresidential construction sector rebounds. Our own internal indicators continue to be favorable as well, with backlog at the end of the quarter up 11.9% over the prior year and the number of customer visits during the quarter to our West Michigan headquarters outpacing the prior year by approximately 12%.

Analysis of Third Quarter Results

Our fiscal 2006 first quarter included 14 weeks of operations as opposed to a typical 13-week period. This extra week is required approximately every six years in order to re-align our fiscal reporting dates with the actual calendar months. This is a factor that should be considered when comparing our financial results for the first nine months of fiscal 2006 to the same period in fiscal 2005.

The following table presents certain key highlights from the results of operations for the quarterly periods indicated.

In millions, except per share data	Three Months Ended			Nine Months Ended

	March 4, 2006	February 26, 2005	Percent Change	March 4, 2006	February 26, 2005	Percent Change

Net Sales	$424.0	$382.4	10.9%	$1,293.1	$1,108.1	16.7%
Gross Margin	137.9	122.9	12.2%	423.6	355.0	19.3%
Operating Expenses	101.0	93.7	7.8%	303.1	277.1	9.4%
Restructuring Expenses	0.1	0.3	-66.7%	0.3	0.9	-66.7%
Operating Earnings	36.8	28.9	27.3%	120.2	77.0	56.1%
Net Earnings	22.4	16.8	33.3%	74.1	46.4	59.7%
Earnings per share - diluted	0.33	0.24	37.5%	1.07	0.65	64.6%
Orders	397.6	341.1	16.6%	1,324.0	1,113.7	18.9%
Backlog	240.7	215.1	11.9%	240.7	215.1	11.9%

Consolidated Sales, Orders, and Backlog
Net sales in the third quarter totaled $424.0 million. This represents an increase of $41.6 million or 10.9% from the same period last year. On a sequential-quarter comparison, net sales declined $14.2 million, or 3.2%. Net sales for the first nine months of fiscal 2006 totaled $1,293.1 million, which represents a year-over-year increase of 16.7%.

Continued market pricing pressures in the form of year-over-year increases in discounting were more than offset by benefits from the two general price increases put in place since August 2004, resulting in a net price benefit. It is difficult to quantify with certainty this year-over-year net benefit on our net sales; however, our best estimate is that we are capturing approximately 25% to 30% of the price increases net of discounting. We began to realize some of the benefit this quarter from our most current price increase that took effect in September 2005, and as we progress in the fourth quarter we expect to realize the benefits more fully.

It is important to note that three dealership transitions completed in the first quarter of this fiscal year, as disclosed in Notes 6 and 18, affect the year-over-year comparison of net sales. Net sales from these dealers that we no longer own or consolidate under FIN 46(R) totaled $12.3 million in the prior year third quarter. On a year-to-date basis, the net sales from these dealers included in the first nine months of the prior year totaled $31.3 million, while net sales from such dealers in the first quarter of the current year before the transitions totaled $10.7 million.

Orders in the third quarter increased $56.5 million, or 16.6% over the prior year quarter. Sequentially, orders declined $35.9 million, or 8.3% from the second quarter. For the year-to-date, orders in the first nine months increased 18.9% over the prior year. The previously mentioned dealership transactions in the first quarter of 2006 had a significant effect on the year-over-year comparison of orders as well. We estimate that the three dealerships we no longer own or consolidate under FIN 46(R) contributed orders of approximately $5.6 million in the prior year third quarter. The first nine months of the prior year included orders of approximately $32.2 million related to the three dealerships that we no longer own or consolidate under FIN 46(R), while orders from such dealers in the first quarter of the current year before the transitions totaled $14.4 million.

The backlog of unfilled orders at the end of the third quarter totaled $240.7 million which represents an increase of $25.6 million or 11.9% from the prior year level. Sequentially, backlog declined approximately $26.4 million or 9.9% from the second quarter. We estimate that the backlog associated with the three dealerships we no longer own or consolidate under FIN 46(R) totaled approximately $10.4 million at the end of the prior year third quarter.

The sequential quarter decline in sales, orders, and backlog reflects the typical post-holiday season slowdown and the seasonal decline in federal government order activity. However, it is important to note that the decline in backlog on a sequential quarter basis was less significant than the 16.1% sequential decline in the prior year.

Domestic Operations
Domestic net sales in the third quarter totaled $338.7 million which represents an increase of 7.6% from the same quarter last year. New orders in the quarter of $304.8 million were up 11.9% from the prior year. Sequentially, domestic net sales declined 7.8%, while orders declined 12.7%. On a year-to-date basis, domestic net sales of $1,057.1 million grew 16.4% over the prior year, while orders of $1,064.4 million increased 16.8% over last year. The dealership transitions in the first quarter of fiscal 2006 were all domestic, which had a significant effect on the year-to-date comparisons of sales and orders as previously discussed. The year-over-year growth in sales and orders was experienced, to varying degrees, across virtually all of our domestic operations.

BIFMA reported an estimated year-over-year increase in U.S. office furniture shipments of approximately 10.9% for the three-month period ended February 2006. For the same period, BIFMA estimates industry orders grew approximately 10.0%. We remain cautious about reaching conclusions regarding changes in market share based on analysis of data on a short term basis. Instead, we think such conclusions should only be reached by analyzing comparative data over several quarters. Based on this, we believe our performance relative to the domestic industry over the past 18 months provides evidence that we have been successful in capturing domestic market share.

International Operations
Net sales for our international operations in the third quarter totaled $85.3 million, representing growth of 26.1% from the prior year comparable quarter. International orders in the quarter totaled $92.8 million representing an increase of 35.0% over last year. Sequentially, international sales increased 20.3% and orders increased 9.9% from the second quarter. For the first nine months of fiscal 2006, international sales of $236.0 million grew 18.2% over the prior year, while orders of $259.6 million increased 28.5% over last year.

Our sales growth on a year-to-date basis was driven primarily by our operations in Canada, Mexico, South America, and Central Europe. Our United Kingdom operations also reported strong sales growth in the quarter over the prior year. These same operations were responsible for driving the year-over-year growth in orders as well.

Changes in foreign currency exchange rates relative to the U.S. dollar have had an inflationary effect on our international net sales compared to the prior year. We estimate the year-over-year change in exchange rates effectively increased the U.S. dollar value of our net sales by approximately $0.6 million for the third quarter and $0.8 million for first nine months of the fiscal year. Both for the quarter and nine-month period, this inflationary effect has been driven mainly by the weakening of the U.S. Dollar against the Canadian Dollar, which was offset by the strengthening of the U.S. Dollar against the British Pound Sterling.

Financial Summary
The following table presents, for the periods indicated, the components of the company’s Condensed Consolidated Statements of Operations as a percentage of net sales.

	Three Months Ended		Nine Months Ended

	March 4, 2006	February 26, 2005	March 4, 2006	February 26, 2005

Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	67.5	67.9	67.2	68.0
Gross Margin	32.5	32.1	32.8	32.0
Operating Expenses	23.8	24.5	23.4	25.0
Restructuring Expenses	--	0.1	--	0.1
Operating Margin	8.7	7.6	9.3	6.9
Other Expense, net	0.7	0.7	0.6	0.6
Earnings Before Income Taxes and Minority Interest	8.0	6.9	8.7	6.4
Income Tax Expense	2.7	2.4	2.9	2.2
Minority Interest	--	--	0.1	--
Net Earnings	5.3	4.4	5.7	4.2

Consolidated Gross Margin
On a percent-of-sales basis, our gross margin for the third quarter improved 0.4 points and for the first nine months improved 0.8 points from the comparable period in the prior year. This year-over-year improvement was primarily due to the benefits of improved realization on price increases and better leverage of fixed overhead expenses on higher sales volume. However, these improvements were partially offset by higher freight costs and unfavorable mix shifts in comparison to the prior year.

Overhead, as a percentage of sales, improved significantly from the prior year due to leverage gained on higher sales volume despite an increase in actual dollar spending. This rise in spending was primarily the result of an increase in current sales volume, medical benefit costs, pension expenses, incentive bonus expenses, and utility costs. Specifically, the combined expenses related to pension and incentive bonus increased $1.7 million from the third quarter last year. On a year-to-date basis, this combined increase totaled $9.3 million.

Freight costs, as a percentage of sales, were 0.8 percentage points higher than the prior year quarter as a result of rising fuel prices and increased shipments to higher cost freight zones in the current period.

A shift in the mix of products sold and the mix of sales through our owned dealer network in comparison to last year, had a slightly negative effect on material costs and direct labor costs, as a percentage of sales. Direct labor costs were also negatively affected by increasing medical benefit costs.

The stabilization of steel prices in recent months had a favorable effect on direct material costs in comparison to the prior year. However, this benefit was partially offset by increases in plastic and aluminum costs. Uncertainty regarding the potential adverse effect of additional steel, plastic, aluminum, and fuel price increases in the future remains a concern. As such, we will continue to closely monitor the market for such commodities. We believe our commitment to lean manufacturing principles under the Herman Miller Production System (HMPS), combined with our pricing strategy, will allow us to cover a large portion of potential future price increases in direct material costs.

Operating Expenses and Operating Earnings
Operating expenses in the third quarter were higher than the prior year by $7.3 million or 7.8%. On a year-to-date basis, operating expenses increased $26.0 million or 9.4% over the first nine months of last year. As a reminder, the nine month period in fiscal 2006 contained an extra week compared to fiscal 2005, which resulted in certain additional expenses. As a percentage of sales, operating expenses declined from last year for the quarter and year-to-date, which reflects improved operating leverage on higher sales volume.

The dealership transitions that occurred in the first quarter of this year had a significant impact on the year-over-year operating expense comparison for the period. In the third quarter of last year, these dealers incurred $3.0 million of operating expenses for which no comparable expense was included in the current quarter. On a year-to-date basis, operating expenses incurred by these dealers in the first nine months of the prior year totaled $10.7 million, while operating expenses incurred by such dealers in the first quarter of the current year before the transitions totaled $2.4 million.

The majority of the increase in quarterly and year-to-date operating expense dollars is attributable to higher selling costs, incentive bonus expense, pension and medical benefit expenses, and charitable donations. Specifically, the combined expenses related to incentive bonus, pension, and donations increased $2.8 million from the third quarter last year. On a year-to-date basis, this combined increase totaled $14.1 million.

Higher warranty costs also contributed to the year-over-year increase. Generally, warranty spending is up over the prior year as a result of the increase in sales volume. However, we did record an additional $0.4 million of expense during the third quarter specifically related to the Geiger side chair warranty issue disclosed as a subsequent event to the second quarter of fiscal 2006. See Note 15 for further disclosure regarding this warranty issue.

Our year-to-date operating expenses also included a pre-tax charge recorded in the first quarter totaling approximately $0.7 million related to a long-term lease arrangement in the United Kingdom. Another pre-tax charge of approximately $0.7 million was recorded in the third quarter related to this same arrangement. For further explanation regarding this lease arrangement, refer to Note 15.

In addition, the sale of two wholly-owned dealerships in the first quarter resulted in a net pre-tax gain of approximately $0.3 million. This gain is reflected as a credit against operating expenses in the year-to-date results. Refer to Note 6 for further information regarding the sale of these dealerships.

Marketing and new product development expenses also began to rise in the third quarter, consistent with the traditional ramp up in spending in the second half of the fiscal year. We expect such expenses to continue increasing in the fourth quarter as we prepare for the annual NeoCon trade show in June and planned new product launches.

Restructuring Activities
Pre-tax restructuring charges in the current and prior year primarily related to the Canton, Georgia consolidation. Our Canton facility, which was exited in fiscal 2004, remains listed for sale. Therefore, the carrying values of the Canton assets, which were previously reduced to their estimated fair market values less costs of disposal totaling $7.5 million, remain classified as long-term in net property and equipment at the end of the third quarter. Further detail regarding restructuring activities is provided in Note 8.

Other Income/Expense, Income Taxes, and Minority Interest
Net other expenses in the third quarter totaled $2.8 million compared to $2.7 million last year. For the first nine months, net other expenses totaled $7.4 million in the current year compared to $6.5 million in the prior year.

The increase in net other expenses for the quarter was primarily attributed higher interest expense. While interest rates have been rising, the impact on expense was partially mitigated by our lower outstanding debt levels in comparison to the prior year. Rising interest rates contributed to an increase in interest expense and interest income on a year-to-date basis as well.

We also incurred a net foreign currency transaction loss of $0.2 million in the current quarter which was flat with the same period last year. On a year-to-date basis, the net foreign currency transaction gain was $0.1 million compared to a gain of $0.2 million in the prior year.

The year-over-year comparison of net other expenses for the first nine months was also affected by two dealership transactions in the prior year. During the first quarter of fiscal 2005, we recorded a pre-tax gain totaling approximately $0.5 million related to the ownership transition of one of the VIE’s we initially began consolidating at the end of fiscal 2004. Also during the first quarter of last year, we acquired certain assets and liabilities of an independent contract furniture dealership. In doing so, we recognized a pre-tax gain of $0.4 million due to the reversal of a financial guarantee liability. These gains were reflected as a reduction to net other expenses in the prior year.

Our effective tax rate for the third quarter was approximately 34.0% compared to 35.4% last year. On a year-to-date basis, the effective tax rate was approximately 33.7% in fiscal 2006 versus 34.0% in fiscal 2005. The current year effective rate was below the statutory rate primarily due to benefit from the manufacturing deduction under the American Job Creations Act of 2004 and a favorable adjustment resulting from a state tax audit. In addition, we recorded a tax benefit totaling approximately $0.9 million in the second quarter related to the filing of a tax return and the establishment of a deferred tax asset at one of our international subsidiaries. The effective rate in the prior year was lower than the statutory rate due primarily to the finalization of prior year IRS audits. Additionally, a portion of the net gain from the VIE ownership transition in the first quarter of last year was not subject to tax. We expect our effective tax rate for fiscal 2006 to be between 34% and 35%.

Our year-to-date results also include minority interest of $0.7 million. This relates to the consolidation of VIE financial statements under the accounting guidance in FIN 46(R) during the first quarter of fiscal 2006. As a result of a qualifying triggering event with the VIE during the first quarter, we no longer consolidate the VIE financial statements as further described in Note 18.

Financial Condition, Liquidity, and Capital Resources
The table below presents certain key cash flow and capital highlights for the periods indicated.

(In Millions)	Nine Months Ended

	March 4, 2006	February 26, 2005

Cash and cash equivalents, end of period	$106.9	$164.2
Short-term investments, end of period	15.8	14.9
Cash generated from operating activities	102.4	72.7
Cash used for investing activities	(30.2)	(26.5)
Cash used for financing activities	(119.6)	(75.8)
Restructuring-related cash outflows	(0.7)	(1.7)
Capital expenditures	(34.6)	(21.1)
Stock repurchased and retired	(133.6)	(90.5)
Interest-bearing debt, end of period (1)	192.0	206.6
Available unsecured credit facility, end of period (2)	136.8	137.2

(1) Amounts shown include the fair market values of the company’s interest rate swap arrangements. The net fair value of these arrangements totaled approximately $(2.0) million and $(0.4) million at March 4, 2006, and February 26, 2006, respectively.
(2) Amounts shown are net of outstanding letters of credit, which are applied against the company’s unsecured credit facility.

At the end of fiscal year 2005, we reported our plan to take advantage of the one-time tax deduction related to the repatriation of undistributed foreign earnings under the American Jobs Creation Act of 2004 (AJCA). During the first quarter, we repatriated approximately $35 million of undistributed earnings from certain of our foreign entities. An additional $9 million of undistributed foreign earnings was repatriated during the second quarter. This cash will be used in accordance with our dividend reinvestment plan, which requires the funds to be used for capital purchases and investment in research and development. The company does not anticipate repatriating any additional undistributed foreign earnings under this act.

Cash Flow –Operating Activities
Cash flows from operating activities in the third quarter totaled $37.3 million compared to $40.5 million last year. On a year-to-date basis, operating cash flows totaled $102.4 million compared to $72.7 million last year.

Changes in working capital balances resulted in an $8.4 million source of cash during the nine-month period compared to a $14.1 million source of cash in the prior year. The year-to-date source of cash resulted principally from a reduction in accounts receivable and an increase in accrued liabilities, namely incentive bonus and interest expense accruals. This source of cash was partially offset by an increase in inventory levels, excluding the effects of inventory changes related to the three dealerships we no longer own or consolidate under FIN 46(R). By comparison, the year-to-date cash source in working capital last year was primarily the result of higher accrued liabilities, which was partially offset by a decline in accounts payable and an increase in accounts receivable and inventory. The increase in accruals last year largely related to liabilities recorded for incentive bonus, interest expense, income tax, and customer deposits.

We made a $20.2 million voluntary contribution to our domestic employee pension plans during the third quarter which significantly reduced operating cash flows for the period. Last year we made a $23 million voluntary contribution in the first quarter of the fiscal year. For further information regarding the company’s pension plans, refer to Note 17.

Collections of accounts receivable remained strong in the third quarter, and we believe our recorded accounts receivable valuation allowances at the end of the period are adequate to cover the risk of potential bad debts.

Under HMPS, we continue to strive to enhance efficiencies and cost savings by minimizing the amount of inventory on-hand. Accordingly, production is order-driven with raw materials purchased as needed to meet order demands. The standard lead-time for the majority of our products is 10 to 20 days. As a result, the velocity of our inventory turns is high. These combined factors could cause our inventory levels to appear relatively low in relation to sales volume.

Cash Flow –Investing Activities
Capital expenditures totaled $11.8 million in the third quarter and $34.6 million year-to-date. This compares to $10.0 million and $21.1 million in the prior year, respectively. The increase in spending over the prior year primarily relates to new product development initiatives and the construction of our new office and showroom facility in the United Kingdom.

At the end of the third quarter, we had outstanding commitments for future capital purchases of approximately $16 million. We expect full-year capital expenditures for fiscal 2006 to total between $50 million and $55 million. By comparison, fiscal year 2005 capital expenditures totaled $34.9 million.

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

Cash Flow –Financing Activities
Share repurchases were the most significant factor affecting cash outflows from financing activities. In the first nine months of fiscal 2006, we repurchased 4,427,922 shares for $133.6 million or an average of $30.16 per share. By comparison, 3,495,041 shares were repurchased for $90.5 million or an average of $25.89 per share during the same period last fiscal year. Our Board of Directors approved a new share repurchase authorization of $150 million in the third quarter; consequently, at the end of the third quarter of fiscal 2006, we had $124.6 million available for future share repurchases.

Dividend payments during the first nine months of the year totaled $15.0 million as compared to $15.4 million last year. During the third quarter, our Board of Directors also approved a 10% increase in the quarterly cash dividend. The new quarterly cash dividend of $0.08 per share will become payable starting with the dividend payment in April 2006.

Partially offsetting the effects of our share repurchases and dividend payments during the period was cash received related to stock-based benefit plans. During the nine month period, we received $29.0 million from the issuance of shares in connections with these plans. By comparison, we received $31.6 million from the issuance of shares for the comparable period in fiscal 2005.

Interest-bearing debt at the end of the third quarter declined $2.0 million from $194.0 million at the end of fiscal 2005. This change represents the decline in the fair value of our interest rate swap arrangements during the nine month period. Further disclosure regarding our interest rate swap arrangements is provided in Note 14. Our next scheduled debt repayment of $13.0 million on our private placement notes is expected to be paid in the fourth quarter of this fiscal year. During the first quarter of last fiscal year, we paid off $1.5 million of notes payable associated with one of the VIE’s initially consolidated under FIN 46(R) as described in Note 18.

The only usage against our unsecured revolving credit facility at the end of the third quarter represented outstanding standby letters of credit totaling $13.2 million. The provisions of our private placement notes and unsecured credit facility require that we adhere to certain covenant restrictions and maintain certain performance ratios. We were in compliance with all such restrictions and performance ratios again this quarter and expect to remain in compliance in the future.

We believe cash on hand, cash generated from operations, and our borrowing capacity will provide adequate liquidity to fund near term and future business operations and capital needs.

Contractual Obligations

Contractual obligations associated with our ongoing business and financing activities will result in cash payments in future periods. A table summarizing the amounts and estimated timing of these future cash payments was provided in the company’s 10-K report for the year ended May 28, 2005. During the first nine months of fiscal 2006, with the exception of a liability related to a leased facility in the United Kingdom (as described in Note 15), there were no material changes outside the ordinary course of business in the company’s contractual obligations or the estimated timing of the future cash payments.

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

Variable Interest Entities
On occasion, we provide financial support to certain independent dealers in the form of term loans, lines of credit, and/or loan guarantees which may represent variable interests in such entities. At March 4, 2006, we were not considered the primary beneficiary of any such dealer relationships under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46(R)). Refer to Note 18 for further information on VIE-related transactions during fiscal 2006.

The risks and rewards associated with our interests in those dealerships to whom we provide financial support are primarily limited to our outstanding loans and guarantee amounts. As of March 4, 2006, our maximum exposure to potential losses related to financing provided to such entities in the form of term loans and/or lines of credit totaled $4.0 million. Information on our exposure related to outstanding loan guarantees provided to such entities is included in Note 15.

Contingencies

See Note 15 to the Condensed Consolidated Financial Statements.

Critical Accounting Policies

We strive to report our financial results clearly and understandably. We follow accounting principles generally accepted in the United States in preparing our consolidated financial statements, which require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. A summary of our more significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in our 10-K report for the year ended May 28, 2005. During the first nine months of fiscal 2006, there was no material change in the accounting policies and assumptions previously disclosed.

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

Foreign Exchange Risk
During the first nine months of fiscal 2006, there was no material change in the company’s exposure to foreign exchange risk.

Interest Rate Risk
Interest-bearing debt as of the end of the third quarter, excluding the fair market values of our interest rate swap arrangements, totaled $194.0 million. The company is subject to interest rate variability on $69.0 million of this debt. Accordingly, the cost of servicing this variable-rate debt may increase or decrease in the future as market interest rates change.

As of March 4, 2006, the weighted-average interest rate on the company’s variable-rate debt was approximately 7.5%. Based on the level of variable-rate debt outstanding as of that date, a 1 percentage-point increase in the weighted-average interest rate would increase the company’s estimated annual pre-tax interest expense by approximately $0.7 million.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, the company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 4, 2006, and have concluded that as of that date, the company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
There were no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended March 4, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HERMAN MILLER, INC.
PART II – OTHER INFORMATION

Item 1:	Legal Proceedings

Referred to in Note 15 of the Condensed Consolidated Financial Statements.

Item 1A:	Risk Factors - N/A

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(C) Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during the third quarter ended March 4, 2006.

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs

12/4/05 - 12/31/05	217,200	$29.37	217,200	$38,776,277
1/1/06 - 1/28/06	957,979	$29.30	957,979	$160,711,547
1/29/06 -3/4/06	1,188,058	$30.40	1,188,058	$124,600,501

Total	2,363,237	$29.88	2,363,237	$124,600,501
(1) No shares were purchased outside of a publicly announced plan or program.

The company repurchases shares under previously announced plans authorized by the Board of Directors as follows.
•	Plan announced on September 26, 2005, providing share repurchase authorization of $50,000,000 with no specified expiration date.
•	Plan announced on January 26, 2006, providing share repurchase authorization of $150,000,000 with no specified expiration date.

No repurchase plans expired or were terminated during the third quarter of fiscal 2006, nor do any plans exist under which the company does not intend to make further purchases.

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

Date: April 12, 2006 Date: April 12, 2006	HERMAN MILLER, INC. /s/ Brian C. Walker —————————————— Brian C. Walker Chief Executive Officer /s/ Elizabeth A. Nickels —————————————— Elizabeth A. Nickels Chief Financial Officer