Form 10-K
period 2006-06-03
MILLER HERMAN INC
filed 2006-08-01
CIK 66382

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year Ended June 3, 2006
Commission File No. 001-15141
Herman Miller, Inc.
(Exact name of registrant as specified in its charter)

Michigan	38-0837640

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

855 East Main Avenue PO Box 302 Zeeland, Michigan	49464-0302

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (616) 654 3000
Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $.20 Par Value
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by “nonaffiliates” of the registrant (for this purpose only, the affiliates of the registrant have been assumed to be the executive officers and directors of the registrant and their associates) as of December 3, 2005, was $2,064,847,871 (based on $30.71 per share which was the closing sale price as reported by NASDAQ).
The number of shares outstanding of the registrant’s common stock, as of July 31, 2006: Common stock, $.20 par value—65,272,823 shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on September 28, 2006, are incorporated into Part III of this report.

PART 1
Item 1 BUSINESS
General Development of Business
The company researches, designs, manufactures and distributes interior furnishings, for use in various environments including office, healthcare, educational, and residential settings, and provides related services that support companies all over the world. The company’s products are sold primarily to or through independent contract office furniture dealers. Through research, the company seeks to define and clarify customer needs and problems existing in its markets and to design, through innovation where appropriate and feasible, products, systems, and services as solutions to such problems. Ultimately, the company seeks to assist its customers in creating great places.
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
Narrative Description of Business
The company’s principal business consists of the research, design, manufacture, and distribution of office furniture systems, products, and related services. Most of these systems and products are designed to be used together.
The company is a leader in design and development of furniture and furniture systems. This leadership is exemplified by the innovative concepts introduced by the company in its modular systems (including Action Office®, Q™ System, Ethospace®, and Resolve®). The company also offers a broad array of seating (including Aeron®, Mirra®, Celle™, Equa®, Ergon®, and Ambi® office chairs), storage (including Meridian® filing products), wooden casegoods (including Geiger® products), and freestanding furniture products (including Passage® and Abak™). During fiscal 2006 the company introduced two additional furniture platforms: My Studio Environments™ and Vivo Interiors™. The ForayTM chair, an executive task chair made by the company’s Geiger subsidiary, and LeafTM, an innovative LED desk lamp, were also introduced during the current fiscal year. These new product offerings are expected to be available for order in fiscal 2007.
The company’s products are marketed worldwide by its own sales staff, its owned dealer network, independent dealers and retailers, and via the Internet. Salespersons work with dealers, the design and architectural community, as well as directly with end-users. Independent dealerships concentrate on the sale of Herman Miller products and some complementary product lines of other manufacturers. It is estimated that approximately 69 percent of the company’s sales in the fiscal year ended June 3, 2006 were made to or through independent dealers. The remaining sales were made directly to end-users, including federal, state, and local governments, and several major corporations, by the company’s own sales staff, its owned dealer network, or independent retailers.
The company is also a recognized leader within its industry for the use, development, and integration of customer-centered technologies that enhance the reliability, speed, and efficiency of its operations. This includes proprietary sales tools, interior design and product specification software; order entry and manufacturing scheduling and production systems; and direct connectivity to the company’s suppliers.

The company’s furniture systems, seating, freestanding furniture, storage and casegood products, and related services are used in (1) office/institution environments including offices and related conference, lobby and lounge areas, and general public areas including transportation terminals; (2) health/science environments including hospitals, clinics, and other healthcare facilities; (3) industrial and educational settings; and (4) residential and other environments.
Raw Materials
The company’s manufacturing materials are available from a significant number of sources within the United States, Canada, Europe, and Asia. To date, the company has not experienced any difficulties in obtaining its raw materials. The costs of certain direct materials used in our manufacturing and assembly operations are sensitive to shifts in commodity market prices. In particular, the costs of steel components, plastics, and particleboard are sensitive to the market prices of commodities such as raw steel, aluminum, crude oil, lumber, and resins. Increases in the market prices for these commodities can have an adverse impact on our profitability. Further information regarding the impact of direct material costs on the company’s financial results is provided in Management’s Discussion and Analysis in Item 7 of this report.
Patents, Trademarks, Licenses, Etc.
The company has approximately 243 active United States utility patents on various components used in its products and approximately 186 active United States design patents. Many of the inventions covered by the United States patents also have been patented in a number of foreign countries. Various trademarks, including the name and style “Herman Miller” and the “Herman Miller Circled Symbolic M” trademark are registered in the United States and many foreign countries. The company does not believe that any material part of its business depends on the continued availability of any one or all of its patents or trademarks, or that its business would be materially adversely affected by the loss of any thereof, except for Herman Miller®, Herman Miller Circled Symbolic M®, Geiger®, Action Office®, Ethospace®, Aeron®, Mirra®, Eames®, and PostureFit®. It is estimated that the average remaining life of such patents and trademarks is approximately 6 years and 9 years, respectively.
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
Customer Base
It is estimated that no single dealer accounted for more than 4 percent of the company’s net sales in the fiscal year ended June 3, 2006. It is also estimated that the largest single end-user customer accounted for approximately 8 percent of the company’s net sales with the 10 largest customers accounting for approximately 18 percent of net sales. The company does not believe that its business depends on any single or small number of customers, the loss of which would have a materially adverse effect upon the company.

Backlog of Orders
As of June 3, 2006, the company’s backlog of unfilled orders was $238.2 million. At May 28, 2005, the company’s backlog totaled $228.6 million. It is expected that substantially all the orders forming the backlog at June 3, 2006, will be filled during the next fiscal year. Many orders received by the company are reflected in the backlog for only a short period while other orders specify delayed shipments and are carried in the backlog for up to one year. Accordingly, the amount of the backlog at any particular time does not necessarily indicate the level of net sales for a particular succeeding period.
Government Contracts
Other than standard provisions contained in contracts with the United States Government, the company does not believe that any significant portion of its business is subject to material renegotiation of profits or termination of contracts or subcontracts at the election of various government entities. The company sells to the U.S. Government both through a GSA Multiple Award Schedule Contract and through competitive bids. The GSA Multiple Award Schedule Contract pricing is principally based upon the company’s commercial price list in effect when the contract is initiated, rather than being determined on a cost-plus-basis. The company is required to receive GSA approval to increase its list prices during the term of the Multiple Award Schedule Contract period.
Competition
All aspects of the company’s business are highly competitive. The company competes largely on design, product and service quality, speed of delivery, and product pricing. Though the company is one of the largest office furniture manufacturers in the world, in several of the markets it competes with many smaller companies and with several manufacturers that have greater resources and sales.
Research, Design and Development
The company draws great competitive strength from its research, design and development programs. Accordingly, the company believes that its research and design activities are of significant importance. Through research, the company seeks to define and clarify customer needs and problems and to design, through innovation where feasible and appropriate, products and services as solutions to these customer needs and problems. The company uses both internal and independent research and design resources. Exclusive of royalty payments, the company spent approximately $34.3 million, $32.7 million, and $34.6 million, on research and development activities in fiscal 2006, 2005, and 2004, respectively. Generally, royalties are paid to designers of the company’s products as the products are sold and are not included in research and development costs since they are variable based on product sales.
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
Human Resources
The company considers its employees to be another of its major competitive strengths. The company stresses individual employee participation and incentives, believing that this emphasis has helped attract and retain a competent and motivated workforce. The company’s human resources group provides employee recruitment, education and development, and compensation planning and counseling. There have been no work stoppages or labor disputes in the company’s history, and its relations with its employees are considered good. Approximately 6 percent of the company’s employees are covered by collective bargaining agreements, most of whom are employees of its Integrated Metal Technology, Inc., and Herman Miller Limited (U.K.) subsidiaries.

As of June 3, 2006, the company employed 6,054 full-time and 188 part-time employees, representing a 0.3 percent increase in full-time employees and a 5.5 percent decrease in part-time employees compared with May 28, 2005. In addition to its employee work force, the company uses temporary purchased labor to meet uneven demand in its manufacturing operations.
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
The company’s products currently sold in international markets are manufactured by wholly owned subsidiaries in the United States and the United Kingdom. Sales are made through wholly owned subsidiaries or branches in Canada, France, Germany, Italy, Japan, Mexico, Australia, Singapore, China, India, and the Netherlands. The company’s products are offered in the Middle East, South America, and Asia through dealers.
In several other countries, the company licenses manufacturing and selling rights. Historically, these licensing arrangements have not required a significant investment of funds or personnel by the company and, in the aggregate, have not produced material net earnings for the company.
Additional information with respect to operations by geographic area appears in Note 22, Operating Segments, of the Notes to the Consolidated Financial Statements included in Item 8 of this report. Fluctuating exchange rates and factors beyond the control of the company, such as tariff and foreign economic policies, may affect future results of international operations. Refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, for further discussion regarding the company’s foreign exchange risk.
Available Information
The company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are made available free of charge through the “Investors” section of the company’s internet website at www.hermanmiller.com, as soon as practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC). The company’s filings with the SEC are also available for the public to read and copy in person at the SEC’s Public Reference Room at 100 F Street NE, Room 1024, Washington, DC 20549, by phone at 1-800-SEC-0330, or via their internet website at www.sec.gov.
Item 1A RISK FACTORS
The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face; others, either unforeseen or currently deemed less significant, may also have a negative impact on our company. If any of the following actually occurs, our business, operating results, cash flows, and financial condition could be materially adversely affected.
We may not be successful in implementing and managing our growth strategy.
We have established a set of key strategic goals for our business. Included among these are specific targets for growth in net sales and operating profit as a percentage of net sales. Our strategic plan assumes our growth targets will be achieved by pursuing and winning new business in the following areas:
•	Primary Markets – Capturing additional market share within our primary markets by offering superior solutions to customers who value space as a strategic tool.

•	Adjacent Markets – Further applying our core skills in space environments such as healthcare, higher education, and residential.

•	Developing Economies – Expanding our geographic reach in areas of the world with significant growth potential.

•	New Markets – Developing new products and technologies that serve wholly new markets.
While we have confidence that our strategic plan targets appropriate and achievable opportunities and anticipates and manages the associated risks, there is the possibility that the strategy may not deliver the projected results due to inadequate execution, incorrect assumptions, or changing customer requirements.
There is no assurance that our current product and service offering will allow us to meet these goals. Accordingly, we believe we will be required to continually invest in the research, design, and development of new products and services. There is no assurance that such investments will have commercially successful results.
Certain growth opportunities may require us to invest in acquisitions, alliances, and the startup of new business ventures. These investments may not perform according to plan.
Future efforts to expand our business within developing economies, particularly within China and India, may expose us to the effects of political and economic instability. Such instability may cause us difficulty in competing for business. It may also put at risk the availability and/or value of our capital investments within these regions.
Pursuing our growth plan in new and adjacent markets, as well as within developing economies, will require us to find effective new channels of distribution. There is no assurance that we can develop or otherwise identify these channels of distribution.
The markets in which we operate are highly competitive, and we may not be successful in winning new business.
We are one of several companies competing for new business within the furniture industry. Many of our competitors offer similar categories of products, including office seating, systems and freestanding office furniture, casegoods, storage, and residential furniture solutions. We believe that our innovative product design, functionality, quality, depth of knowledge, and strong network of distribution partners differentiates us in the marketplace. However, increased market pricing pressure could make it difficult for us to win new business, at an acceptable profit margin, with certain customers and within certain market segments.
Additionally, in recent years we have seen an increased market presence from international competitors. We expect this to continue, particularly in the area of low-priced imports into the United States. There is a risk that this competitive pricing pressure could make it difficult for us to raise prices in response to increasing raw-material prices and other inflationary pressures.
Adverse economic and industry conditions could have a negative impact on our business, results of operations, and financial condition.
Customer demand within the contract office furniture industry is affected by various macro-economic factors; general corporate profitability, white-collar employment levels, new office construction rates, and existing office vacancy rates are among the most influential of these. History has shown that declines in these measures can have an adverse effect on overall office furniture demand. Additionally, factors and changes specific to our industry, such as developments in technology, governmental standards and regulations, and health and safety issues can influence demand. There is no assurance that current or future economic or industry conditions will not adversely affect our business, operating results, or financial condition.
Our business presence outside the United States exposes us to certain risks that could negatively affect our results of operations and financial condition.
We have a significant manufacturing and sales operation in the United Kingdom, which represents our largest marketplace outside the United States. In addition to this, our products are sold internationally through wholly-owned subsidiaries or branches in various countries including Canada, Mexico, France, Germany, Italy, Netherlands, Japan, Australia, Singapore, China, and India. In certain other regions of the world, our products are offered through independent dealerships and licensees.

Doing business internationally exposes us to certain risks, many of which are beyond our control and could potentially impact our ability to design, develop, manufacture, or sell products in certain countries. These factors could include, but would not necessarily be limited to:
•	Political, social, and economic conditions

•	Legal and regulatory requirements

•	Labor and employment practices

•	Cultural practices and norms

•	Natural disasters

•	Security and health concerns

•	Protection of intellectual property
In some countries, the currencies in which we import and export products can differ. Fluctuations in the rate of exchange between these currencies could negatively impact our business. Additionally, tariff and import regulations, international tax policies and rates, and changes in U.S. and international monetary policies may have an adverse impact on our results of operations and financial condition.
Disruptions in the supply of raw and component materials could adversely affect our manufacturing and assembly operations.
We rely on outside suppliers to provide on-time shipments of the various raw materials and component parts used in our manufacturing and assembly processes. The timeliness of these deliveries is critical to our ability to meet customer demand. Any disruptions in this flow of delivery could have a negative impact on our business, results of operations, and financial condition.
Increases in the market prices of manufacturing materials may negatively affect our profitability.
The costs of certain manufacturing materials used in our operations are sensitive to shifts in commodity market prices. In particular, the costs of steel components, plastics, particleboard, and aluminum components are sensitive to the market prices of commodities such as raw steel and aluminum, crude oil, lumber, and resins. Increases in the market prices of these commodities may have an adverse impact on our profitability if we are unable to offset them with strategic sourcing and continuous improvement initiatives or, as a result of competitive market conditions, we are unable to increase prices to our customers.
Disruptions within our dealer network could adversely affect our business.
Our ability to manage existing relationships with our network of independent dealers is crucial to our ongoing success. Although the loss of any single dealer would not have a material adverse effect on our overall business, our business within a given market could be negatively affected by disruptions in our dealer network caused by the termination of our commercial working relationships, ownership transitions, or dealer financial difficulties.
If dealers go out of business or restructure, we may suffer losses because they may not be able to pay for products already delivered to them. Also, dealers may experience financial difficulties, creating the need for outside financial support, which may not be easily obtained. In the past, we have, on occasion, agreed to provide direct financial assistance through term loans, lines of credit, and/or loan guarantees to certain dealers. There is no assurance that these dealers will be able to repay amounts owed to us or to banks with which we have offered guarantees.
Increasing competition for highly skilled and talented workers could adversely affect our business.
The successful implementation of our business strategy will depend, in part, on our ability to attract and retain a skilled workforce. The increasing competition for highly skilled and talented employees could result in higher compensation costs, difficulties in maintaining a capable workforce, and leadership succession planning challenges.

Costs related to product defects could adversely affect our profitability.
We incur various expenses related to product defects, including product warranty costs, product recall and retrofit costs, and product liability costs. These expenses relative to product sales vary and could increase. We maintain reserves for product-defect-related costs based on estimates and our knowledge of circumstances that indicate the need for such reserves. We cannot, however, be certain that these reserves will be adequate to cover actual product defect-related claims in the future. Any significant increase in the rate of our product-defect expenses could have a material adverse effect on our operations.
Item 1B UNRESOLVED STAFF COMMENTS – N/A
Item 2 PROPERTIES
The company owns or leases facilities located throughout the United States and several foreign countries. The location, square footage, and use of the most significant facilities at June 3, 2006, were as follows.

	Square
	Footage	Use
Owned Locations:
Holland, Michigan	917,400	Manufacturing, Distribution, Warehouse, Design, Office
Spring Lake, Michigan	818,300	Manufacturing, Warehouse, Office
Zeeland, Michigan	750,800	Manufacturing, Warehouse, Office
Canton, Georgia (1)	327,800	Manufacturing, Warehouse
England, U.K.	76,200	Manufacturing, Office

Leased Locations:

Zeeland, Michigan	98,100	Office
Atlanta, Georgia	176,700	Manufacturing, Warehouse, Office
England, U.K.	92,800	Manufacturing, Warehouse
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

(1) Facility has been exited and marketed for sale as part of a restructuring action announced during the first quarter of fiscal 2004. This property remains listed for sale at June 3, 2006.

Item 3 LEGAL PROCEEDINGS
The company is involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the company’s consolidated financial statements.
As previously reported, the company has received a subpoena from the New York Attorney General’s office requesting certain information relating to the minimum advertised price program maintained by the Herman Miller for the Home division. In connection with this matter, the New York Attorney General’s office has taken depositions of current and former employees of the company and certain dealers. The company and the New York Attorney General’s office have had preliminary discussions regarding possible methods of resolving the matter. The company has reserved its best estimate of a potential amount to resolve this matter. The accrued amount is not material to the company’s consolidated financial position.
Item 4 SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of the year ended June 3, 2006.

ADDITIONAL ITEM: EXECUTIVE OFFICERS OF THE REGISTRANT
Certain information relating to Executive Officers of the company is as follows.

		Year Elected an	Position with
Name	Age	Executive Officer	the Company

James E. Christenson	59	1989	Senior Vice President, Legal Services, and Secretary
Donald D. Goeman	49	2005	Executive Vice President, Research, Design & Development

Kenneth L. Goodson, Jr.	54	2003	Executive Vice President, Operations
Andrew J. Lock	52	2003	Executive Vice President, Chief Administrative Officer
Kristen L. Manos	47	2003	Executive Vice President, North American Office Learning Environments

Gary S. Miller	56	1984	Executive Vice President, Creative Office
Elizabeth A. Nickels	44	2000	Executive Vice President, Chief Financial Officer
Joseph M. Nowicki	44	2003	Treasurer and Vice President, Investor Relations
John P. Portlock	60	2003	President, International
Michael A. Volkema	50	1995	Chairman
Charles J. Vranian	56	2003	Executive Vice President, North American Emerging Markets

Brian C. Walker	44	1996	President and Chief Executive Officer
Except as discussed in this paragraph, each of the named officers has served the company in an executive capacity for more than eight years. Mr. Goeman joined Herman Miller’s New Product Development arena in 1980, and during his 27 years with the company he has held a variety of new product design and development leadership positions. Mr. Goodson was Senior Vice President of the company’s seating procurement groups from 1997 to 2001, President of Herman Miller’s Integrated Metal Technology, Miltech, and Powder Coat Technologies subsidiaries from 1990 to 1997, and Director of Operations at one of the company’s West Michigan facilities from 1987 to 1990. Mr. Lock was Senior Vice President for People Services from 2000 to 2003, Vice President for Integration from 1998 to 2000, and Vice President of International Human Resources from 1997 to 1998. Ms. Manos joined Herman Miller in 2002 and prior to this, she served as Vice President of Global Marketing and Global Product Marketing & Development at Haworth, Inc. for five years. Ms. Nickels joined Herman Miller in 2000 and prior to this was Chief Financial Officer of Universal Forest Products, Inc., for seven years. Mr. Nowicki was the Vice President of Finance for International Operations from 2000 to 2003; before this, he served in various financial functions within the company. Mr. Portlock was President of European Operations from 2000 to 2002, President of Northern European Operations from 1997 to 2000, U.K. Managing Director of Operations from 1993 to 1997, and U.K. Sales and Marketing Director from 1989 to 1993. Mr. Vranian was Vice President of Product Management and Marketing from 1998 to 2001, Vice President of Design, Development, and Marketing for Miller SQA from 1995 to 1998; prior to this, he served in various product development, marketing and finance roles within the company.
There are no family relationships between or among the above-named executive officers. There are no arrangements or understandings between any of the above-named officers pursuant to which any of them was named an officer.

PART II
Item 5 MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Share Price, Earnings, And Dividends Summary
Herman Miller, Inc., common stock is traded on the NASDAQ-Global Select Market System (Symbol: MLHR). As of July 31, 2006, there were approximately 16,500 shareholders of record of the company’s common stock.

	Market	Market
	Price	Price	Market	Earnings	Dividends
	High	Low	Price	Per Share-	Declared Per
Per Share and Unaudited	(at close)	(at close)	Close	Diluted	Share
Year Ended June 3, 2006
First quarter	$32.91	$28.68	$29.25	$0.34	$0.07250
Second quarter	30.83	26.88	30.71	0.40	0.07250
Third quarter	31.44	28.19	30.61	0.33	0.08000
Fourth quarter	32.54	29.14	30.34	0.38	0.08000
Year	$32.91	$26.88	$30.34	$1.45	$0.30500

Year Ended May 28, 2005
First quarter	$28.94	$24.25	$25.40	$0.20	$0.07250
Second quarter	25.74	22.40	25.02	0.22	0.07250
Third quarter	29.01	23.88	29.01	0.24	0.07250
Fourth quarter	31.60	27.94	29.80	0.31	0.07250
Year	$31.60	$22.40	$29.80	$0.96	$0.29000
Dividends were declared and paid quarterly during fiscal 2006 and 2005 as approved by the Board of Directors. While it is anticipated that the company will continue to pay quarterly cash dividends, the amount and timing of such dividends is subject to the discretion of the Board depending on the company’s future results of operations, financial condition, capital requirements, and other relevant factors.
Issuer Purchases of Equity Securities
The following is a summary of share repurchase activity during the fourth quarter ended June 3, 2006.

			(c) Total Number of	(d) Maximum Number (or
	(a) Total		Shares (or Units)	Approximate Dollar
	Number of	(b) Average	Purchased as Part	Value) of Shares (or
	Shares (or	price Paid	of Publicly	Units) that May Yet be
	Units)	per Share or	Announced Plans	Purchased Under the
Period	Purchased(1)	Unit	or Programs	Plans or Programs
3/5/06-4/1/06	104,656	$31.58	104,656	$121,247,240
4/2/06-4/29/06	252,985	31.56	252,985	113,263,893
4/30/06-6/3/06	338,743	30.31	338,743	102,995,270

Total	696,384	$30.96	696,384	$102,995,270

(1)	No shares were purchased outside of a publicly announced plan or program.

The company repurchases shares under a previously announced plan authorized by the Board of Directors as follows.
•	Plan announced on January 26, 2006, providing share repurchase authorization of $150,000,000 with no specified expiration date.
No repurchase plans expired or were terminated during the fourth quarter of fiscal 2006, nor do any plans exist under which the company does not intend to make further purchases.
During the period covered by this report the company did not sell any of its equity shares that were not issued under the Securities Act of 1933.

Item 6 SELECTED FINANCIAL DATA
Review of Operations

(In Millions,
Except Key Ratios and Per Share Data)	2006	2005	2004	2003	2002
Operating Results
Net Sales (3)	$1,737.2	$1,515.6	$1,338.3	$1,336.5	$1,468.7
Gross Margin (3)	574.8	489.8	415.6	423.6	440.3
Selling, General, and Administrative (3)	373.6	326.7	304.1	319.8	399.7
Design and Research	43.0	40.2	40.0	39.1	38.9
Operating Earnings	157.7	121.9	61.2	48.3	(79.9)
Earnings Before Income Taxes	147.6	112.8	51.6	35.8	(91.0)
Net Earnings	99.2	68.0	42.3	23.3	(56.0)
Cash Flow from Operating Activities	150.4	109.3	82.7	144.7	54.6
Depreciation and Amortization	41.6	46.9	59.3	69.4	112.9
Capital Expenditures	50.8	34.9	26.7	29.0	52.4
Common Stock Repurchased plus Cash Dividends Paid	175.4	152.0	72.6	72.7	30.3

Key Ratios
Sales Growth (Decline) (3)	14.6%	13.2%	0.1%	(9.0)%	(34.3)%
Gross Margin (1), (3)	33.1	32.3	31.1	31.7	30.0
Selling, General, and Administrative (1), (3)	21.5	21.6	22.7	23.9	27.3
Design and Research Expense (1), (3)	2.5	2.7	3.0	2.9	2.6
Operating Earnings (1), (3)	9.1	8.0	4.6	3.6	(5.4)
Net Earnings Growth (Decline)	45.9	60.8	81.5	141.6	(139.8)
After-Tax Return on Net Sales (3), (5)	5.7	4.5	3.2	1.7	(3.8)
After-Tax Return on Average Assets (6)	14.4	9.6	5.7	3.0	(6.3)
After-Tax Return on Average Equity (7)	64.2	37.3	21.9	10.3	(18.2)

Share and Per Share Data (2)
Earnings per Share-Diluted	$1.45	$.96	$.58	$.31	$(.74)
Cash Dividends Declared per Share	.31	.29	.18	.15	.15
Book Value per Share at Year End	2.10	2.45	2.71	2.62	3.45
Market Price per Share at Year End	30.34	29.80	24.08	19.34	23.46
Weighted Average Shares Outstanding- Diluted	68.5	70.8	73.1	74.5	75.9

Financial Condition
Total Assets (9)	$668.0	$707.8	$714.7	$757.3	$788.0
Working Capital (4)	93.8	162.3	207.8	189.9	188.7
Current Ratio	1.3	1.5	1.8	1.7	1.8
Interest-Bearing Debt	178.8	194.0	207.2	223.0	235.1
Shareholders’ Equity	138.4	170.5	194.6	191.0	263.0
Total Capital (8)	317.2	364.5	401.8	414.0	498.1

(1)	Shown as a percent of net sales.

(2)	Retroactively adjusted to reflect two-for-one stock splits occurring in 1998 and 1997.

(3)	Amounts for 1996-2000 were restated in 2001 to reflect reclassification of certain expenses.

(4)	Calculated using current assets less non-interest bearing current liabilities.

(5)	Calculated as net earnings divided by net sales.

(6)	Calculated as net earnings divided by average assets.

(7)	Calculated as net earnings divided by average equity.

(8)	Calculated as interest-bearing debt plus shareholders’ equity.

(9)	Amount for 2005 was restated in 2006 to reflect reclassifications between current assets and current liabilities.

2001	2000	1999	1998	1997	1996
$2,236.2	$2,010.2	$1,828.4	$1,773.0	$1,543.8	$1,325.0
755.7	680.4	641.6	613.0	509.5	418.4
475.4	404.4	379.3	370.9	335.2	299.5
44.3	41.3	38.0	33.8	29.1	27.5
236.0	234.7	224.3	208.3	130.7	74.9
225.1	221.8	229.9	209.5	125.9	70.1
140.6	139.7	141.8	128.3	74.4	45.9
211.8	202.1	205.6	268.7	218.2	124.5
92.6	77.1	62.1	50.7	48.0	45.0
105.0	135.7	103.4	73.6	54.5	54.4

105.3	101.6	179.7	215.5	110.4	38.1

11.2%	9.9%	3.1%	14.8%	16.5%	18.5%
33.8	33.8	35.1	34.6	33.0	31.6
21.3	20.1	20.7	20.9	21.7	22.6
2.0	2.1	2.1	1.9	1.9	2.1
10.6	11.7	12.3	11.7	8.5	5.7
0.6	(1.5)	10.5	72.4	62.1	967.4
6.3	6.9	7.8	7.2	4.8	3.5
14.5	16.5	18.5	16.7	10.3	6.8
43.5	55.5	64.4	49.5	25.0	15.4

$1.81	$1.74	$1.67	$1.39	$.77	$.46
.15	.15	.15	.15	.13	.13
4.63	3.76	2.63	2.66	3.12	3.12
26.90	29.75	20.19	27.69	17.88	7.72

77.6	80.5	84.8	92.0	96.1	100.5

$996.5	$941.2	$751.5	$784.3	$755.6	$694.9
191.6	99.1	55.5	77.2	135.7	151.8
1.5	.9	1.0	1.1	1.4	1.6
259.3	225.6	147.6	130.7	127.4	131.7
351.5	294.5	209.1	231.0	287.1	308.1
610.8	520.1	356.7	361.7	414.5	439.8

Item 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis
You should read the issues discussed in Management’s Discussion and Analysis in conjunction with the company’s consolidated financial statements and the notes to the consolidated financial statements included in this Form 10-K.
Executive Overview
Herman Miller uses problem-solving design and innovation to create great places to work, heal, live, and learn for our customers. We do this by providing high quality products and related knowledge services. At present, most of our customers come to us for work environments. Our primary products include furniture systems, seating, storage and material handling solutions, freestanding furniture, and casegoods. Our services extend from workplace and real estate strategy to furniture asset management.
Our primary domestic manufacturing operations are located in Michigan and Georgia. We also have a significant manufacturing presence in the United Kingdom, which represents our largest marketplace outside the United States. In addition to sales in the United Kingdom, our products are sold internationally through wholly-owned subsidiaries or branches in various countries including Canada, France, Germany, Italy, Japan, Mexico, Australia, Singapore, China, India, and the Netherlands. Our products are offered elsewhere in the world primarily through independent dealerships and licensees.
We manufacture our products using a system of lean manufacturing techniques collectively referred to as the Herman Miller Production System (HMPS). We strive to maintain efficiencies and cost savings by minimizing the amount of inventory on hand. Accordingly, production is order-driven with direct materials and components purchased as needed to meet demand. The standard lead time for the majority of our products is 10 to 20 days. As a result, the rate of our inventory turns is high. These combined factors could cause our inventory levels to appear relatively low in relation to sales volume.
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
Our business is comprised of various operating segments as defined by generally accepted accounting principles. These operating segments are determined on the basis of how we internally report and evaluate financial information used to make operating decisions. The operating segments are organized by the various markets we serve, including traditional office, healthcare, and educational environments in North America. Other primary operating segments include the office furniture market outside North America as well as the North American residential furniture market. For external reporting purposes, we aggregate these operating segments as follows.
•	North American Furniture Solutions – Includes the business associated with the design, manufacture, and sale of furniture products for office, healthcare, and educational environments, throughout the United States, Canada, and Mexico.

•	Non-North American Furniture Solutions – Includes the business associated with the design, manufacture, and sale of furniture products, primarily for work-related settings, outside North America.

•	Other – Includes our North American residential furniture business as well as other business activities such as our startup businesses associated with the Herman Miller Creative Office, variable interest entities, and unallocated corporate expenses.

Core Strengths
We rely on the following core strengths in delivering workplace solutions to our customers.
•	Problem-solving Design and Innovation — We are committed to developing aesthetically and functionally innovative new products and have a history of doing so. We believe our skills and experience in matching problem-solving design with the workplace needs of our customers provide us with a competitive advantage in the marketplace. An important component of our business strategy is to actively pursue a program of new product research, design, and development. We accomplish this through the use of an internal research and design staff as well as external design resources generally compensated on a royalty basis.

•	Operational Excellence – We were among the first in our industry to embrace the concepts of lean manufacturing. HMPS provides the foundation for all of our manufacturing operations. We are committed to continuously improving both product quality and production efficiency.

•	Building and Leading Networks – We value relationships in all areas of our business. We consider our networks of innovative designers, owned and independent dealers, and suppliers to be among the most important competitive factors vital to the long-term success of our business.
Channels of Distribution
Our products and services are offered to most of our customers under standard trade credit terms of between 30 and 45 days and are sold through the following distribution channels.
•	Independent Contract Furniture Dealers and Licensees – Most of our product sales are made to a network of independently owned and operated contract furniture dealerships doing business in many countries around the world. These dealers purchase our products and distribute them to end customers. We recognize revenue on product sales through this channel once our products are shipped and title passes to the dealer. Many of these dealers also offer furniture-related services including product installation.

•	Owned Contract Furniture Dealers – At June 3, 2006, we owned 9 contract furniture dealerships, some of which have operations in multiple locations. The financial results of these owned dealers are included in our consolidated financial statements. Product sales to these dealerships are eliminated as inter-company transactions from our consolidated financial results. We recognize revenue on these sales once products are shipped to the end customer and installation is substantially complete.

•	Direct Customer Sales – We sometimes sell products and services directly to end customers without an intermediary (i.e., sales to the U.S. federal government). In most of these instances, we contract separately with a dealership or third-party installation company to provide sales-related services. We recognize revenue on these sales once products are shipped and installation is substantially complete.

•	Independent Retailers – Certain products are sold to end customers through independent retail operations. Revenue is recognized on these sales once products are shipped and title passes to the independent retailer.
We believe independent ownership of contract furniture dealers is, on balance, the best model for a financially strong distribution network. With this in mind, our strategy is to continue to pursue opportunities to transition our owned dealerships to independent owners. Where possible, our goal is to involve local managers in these ownership transitions.
Challenges Ahead
Like all businesses, we are faced with a host of challenges and risks. We believe our core strengths and values, which provide the foundation for our strategic direction, have us well prepared to respond to the inevitable challenges we will face in the future. While we are confident in our direction, we believe it prudent to acknowledge and remain mindful of the risks specific to our business and industry. Refer to Item 1A of our Annual Report on Form 10-K for discussion of certain of these risk factors.
Future Avenues of Growth
We believe we are well positioned to successfully pursue our mission despite the risks and challenges we face. That is, we believe we can continue to invent solutions that create great places. In pursuing our mission, we have identified the following as key avenues for our future growth.
•	Primary Markets – Capturing additional market share within our existing primary markets by offering superior solutions to customers who value space as a strategic tool

•	Adjacent Markets – Further applying our core skills in environments such as healthcare, higher education, and residential

•	Developing Economies – Expanding our geographic reach in areas of the world with significant growth potential

•	New Markets – Developing new products and technologies that serve wholly new markets
Industry Performance
The Business and Institutional Furniture Manufacturer’s Association (BIFMA) is the trade association for the U.S. domestic office furniture industry. We closely monitor the trade statistics reported by BIFMA and consider them among the key indicators of industry-wide sales and order performance. We also analyze BIFMA statistical information over several quarters as a benchmark comparison against the performance of our domestic U.S. business. Finally, BIFMA regularly provides its members with industry forecast information, which we use internally as one of many considerations in our short- and long-range planning process.
Discussion of Business Conditions
Our fiscal year ended June 3, 2006, included 53 weeks of operations as opposed to a typical 52-week period. This extra week is required approximately every six years in order to realign our fiscal reporting dates with the actual calendar months. This is a factor that should be considered when comparing our financial results in fiscal 2006 to fiscal years 2005 and 2004.
We made meaningful progress toward our long-term strategic objectives during fiscal 2006. Our second consecutive year of double-digit sales growth moved us closer to our goal of doubling net sales between fiscal years 2004 and 2010. We added innovative new products to our portfolio with the introduction of two new systems furniture platforms, a new executive chair, and an innovative task light. We further expanded our presence in the healthcare and educational markets through the establishment of alliances with Brandrud, Inc., and Bretford, Inc. We laid the foundation of our planned expansion into mainland China by establishing our legal trading structure, obtaining showroom space in Shanghai, and expanding our network of independent dealers. We were also very excited to be recognized, once again, by Fortune magazine as the “Most Admired” company in the contract furniture industry. The publication ranked us first in our industry in innovation, employee talent, social responsibility, and quality of products.
Market demand in the domestic contract furniture industry was strong throughout the fiscal year, bolstered by the general health of the economy. In May, BIFMA issued its updated industry forecast. The report outlined the general expectation that office furniture consumption would continue to grow through the second half of calendar year 2006 and through calendar 2007, though at a more moderate level. Specifically, the forecast cited a rebound in nonresidential construction, falling office vacancy rates, and record-high corporate profits as factors driving the improved industry conditions. Growing employment rates have also had a positive impact on this trend; however, the employment growth rate is forecast to slow in the second half of calendar 2006 and into 2007.
Similar to what we saw in fiscal years 2004 and 2005, increasing market prices for key manufacturing commodities posed a challenge to our profitability this past year. We were encouraged to see price stabilization in the steel market during the current year. However, this good news was more than offset by increases in other commodities. Oil and natural gas prices increased early in the year, particularly after the hurricanes in the Gulf region. These increases had an immediate effect on our transportation and manufacturing process costs. This was followed by increases in the price of petroleum-based products such as plastics and resins. We also saw a ramp-up in the price of aluminum and particleboard, particularly in the second half of the fiscal year. We continue to closely monitor the markets for all of our key manufacturing materials and view the prospect of further increases as an outlook risk to the business.
These rising material costs have prompted us to raise our product prices twice since the beginning of fiscal 2005. The first increase, which became effective in August 2004, varied by product line but averaged approximately 4 percent of list price. In September 2005, just after the end of our first quarter, we implemented another price increase. This increase again varied by product line but averaged approximately

3.8 percent of list price. While the markets in which we do business are highly price-competitive, we were pleased by the degree to which these price increases were accepted in the marketplace. These price increases have, to a large extent, allowed us to absorb the negative impact of rising commodity costs. Given the competitive nature of discounting in our industry, these price increases may not fully offset the impact of rising material costs in the future. However, we continue to believe we can cover a large portion of these cost increases through the combination of our pricing strategy and HMPS.
Part of our strategy in addressing competitive pricing pressure is to differentiate ourselves through design and innovation. Our goal is to demonstrate to our customers that price is but one of several important factors to consider in the buying decision. With this in mind, we continue to vigorously pursue new product development initiatives. We incurred design and research expenses, including royalty payments to independent designers, of $43.0 million in fiscal year 2006.
This level of investment over the past three years has resulted in the introduction of several new products. In June 2004 we introduced a redesign of Abak™ —a freestanding desk system. We then introduced the Celle™ chair and Babble™ technology. Following the Best of NeoCon Innovation Award for 2005, Celle was awarded the National Ergonomics Conference and Exposition People’s Choice Award and was named as a 2005 Editors’ Choice by Buildings magazine. Babble, a voice privacy technology, won several awards over the past year, including a Best of Innovations Award at the 2006 Consumer Electronics Show. Babble was also named Innovation of the Year by the New York Times.
We were also pleased with the recognition our new products received at the NeoCon trade show this past June. Our product introductions in June 2006 included two systems furniture platforms — My Studio EnvironmentsTM and VivoTM Interiors. The ForayTM chair, an executive task chair made by Geiger, and LeafTM, an innovative LED desk lamp, were also presented at the show. My Studio Environments received a Gold Award as well as the coveted Best of Competition honors. Leaf received the Gold Award in the lighting category and Foray received Silver for ergonomic task seating. In addition to this new product recognition, we received the Manufacturer of the Year award from the Office Furniture Dealer Alliance.
Financial Results
The following is a comparison of our annual results of operations and year-over-year percentage changes for the periods indicated.

		% Chg		% Chg
(Dollars In Millions)	Fiscal 2006	from 2005	Fiscal 2005	from 2004	Fiscal 2004
Net Sales	$1,737.2	14.6%	$1,515.6	13.2%	$1,338.3
Cost of Sales	1,162.4	13.3%	1,025.8	11.2%	922.7

Gross Margin	574.8	17.4%	489.8	17.9%	415.6
Operating Expenses (1)	416.6	13.5%	366.9	6.6%	344.1
Restructuring Expenses	0.5	(50.0)%	1.0	(90.3)%	10.3

Operating Earnings	157.7	29.4%	121.9	99.2%	61.2
Net Other Expenses	10.1	11.0%	9.1	(5.2)%	9.6

Earnings Before Income Taxes	147.6	30.9%	112.8	118.6%	51.6
Income Tax Expense	47.7	6.7%	44.7	408.0%	8.8
Minority Interest, net of tax	0.7	600.0%	0.1	NA	—

Cumulative Effect of Accounting Change, net	—	NA	—	NA	0.5

Net Earnings	$99.2	45.9%	$68.0	60.8%	$42.3

(1)	Does not include expenses recognized in connection with our restructuring activities as these are reported on a separate line for the purposes of this analysis.

Net Sales, Orders, and Backlog
Fiscal 2006 Compared to Fiscal 2005
Consolidated net sales for fiscal 2006 totaled $1,737.2 million, which represents a year-over-year increase of 14.6 percent. The additional week in fiscal 2006 added approximately $31 million in net sales to the period. Excluding the impact of this extra week of operations, the year-over-year growth in net sales totaled approximately 12.6 percent. This increase was driven by gains in both our North American and Non-North American Furniture Solutions business segments.
Throughout fiscal 2006 we continued to be affected by market pricing pressures in the form of year-over-year increases in the level of price discounting. However, this was more than offset by benefits from the general price increases put in place since August 2004. It is difficult to quantify with certainty the year-over-year benefit to our total net sales; however, our best estimate is that we were able to capture approximately 25 to 35 percent of the price increases, net of discounting, in both fiscal years 2006 and 2005.
Consolidated net trade orders in fiscal 2006 of $1,765.7 million increased 15.1 percent over the prior year. Excluding the extra week of operations in the current year, order growth between fiscal 2006 and 2005 totaled approximately 12.8 percent. On a weekly average basis, new orders in fiscal year 2006 approximated $33.3 million, an amount that slightly outpaced net sales. Our average weekly order pacing in the current year declined slightly between the first half and second half of the year, reflecting traditional seasonality driven in part by the timing of the federal government fiscal year and the December holiday season. The backlog of unfilled orders at the end of fiscal 2006 totaled $238.2 million, which represents an increase of 4.2 percent from the prior year level of $228.6 million.
During the first quarter of fiscal 2006, we completed the sale of two wholly-owned contract furniture dealerships – one based in New York City, New York, and another in Cleveland, Ohio. Another first quarter development involved an independently-owned dealership that we began consolidating as a Variable Interest Entity (VIE) under Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46(R)) at the end of fiscal 2004. Due to the dealership’s improved financial condition, the owners were successful in obtaining outside bank financing. This allowed them to repay a large portion of their outstanding loan balance with us. As a result, we were no longer required to include this VIE in our consolidated financial statements after the first quarter.
These dealership transitions affect our year-over-year comparisons. We estimate that net sales from these dealers totaled approximately $42.7 million in fiscal 2005, while net sales from such dealers in the first quarter of the current fiscal year, before the transitions, totaled $10.7 million. Net trade orders from these dealerships totaled approximately $47.6 million in fiscal 2005 compared to only $14.4 million in the current year. Our ending backlog for fiscal 2005 included approximately $16.4 million related to these dealers.
BIFMA reported an estimated year-over-year increase in U.S. office furniture shipments of approximately 10.3 percent and orders of 11.7 percent for the twelve-month period ended May 2006. By comparison, net sales and order growth for our domestic U.S. business totaled approximately 12.7 percent and 12.8 percent, respectively. It is important to note that these growth percentages, both for our domestic U.S. business as well as the BIFMA amounts, include the impact of our extra week of operations in fiscal 2006 and the year-to-year impact of the dealership transitions discussed above. Taking these factors into consideration, we believe our net sales and order performance in fiscal 2006 indicates that we have been successful in capturing domestic U.S. market share.
Fiscal 2005 Compared to Fiscal 2004
Consolidated net sales in fiscal 2005 of $1,515.6 million increased 13.2 percent from sales of $1,338.3 million in fiscal 2004. This growth occurred across the majority of our operations and was especially strong in our Non-North American Furniture Solutions segment where we posted a 23.8 percent increase. In particular, net sales growth in the United Kingdom, Australia, and Singapore was a highlight in fiscal 2005.

Net trade orders in fiscal 2005 of $1,534.7 million increased 13.4 percent over our fiscal 2004 level of $1,353.4 million. During fiscal 2005, we saw a similar seasonal trend in weekly order pacing as we experienced in the current fiscal year. Our ending backlog for fiscal 2005 was approximately 9.1 percent higher than the fiscal 2004 level.
The adoption of FIN 46(R) as of May 29, 2004, affected the year-over-year comparison of net sales and orders between fiscal years 2005 and 2004. In connection with the adoption, we began consolidating two variable interest entities (VIEs), which increased our fiscal 2005 net sales and orders by approximately $13.2 million and $16.6 million, respectively.
Discussion of Business Segments
Business in our North American Furniture Solutions segment remained strong throughout fiscal 2006. Net sales for this segment totaled $1,448.0 million, compared to $1,262.8 million in fiscal 2005. This represents a 14.7 percent increase in net sales. We experienced growth, to varying degrees, across the entire segment, with the largest gains coming from our core office environment and healthcare businesses.
We posted net sales in our Non-North American Furniture Solutions segment of $216.9 million in fiscal 2006. The year-over-year increase in net sales within this segment totaled 13.3 percent, much of it driven by business in the United Kingdom, continental Europe, Australia, and Brazil. We achieved these increases despite downward pressure from currency exchange rates relative to the prior year. In particular, our year-over-year net sales comparison in this segment was affected by the strengthening of the U.S. dollar relative to the British Pound Sterling, Euro, and Japanese Yen. We estimate the change in currency exchange rates between fiscal years 2005 and 2006 effectively decreased the U.S. dollar-value of net sales in our Non-North American Furniture Solutions segment by approximately $8 million in fiscal 2006.
On a consolidated basis, changes in foreign currency exchange rates relative to the U.S. dollar had a minimal effect on our net sales in fiscal 2006. This is because the adverse exchange rate movements within our Non-North American markets were offset, in large part, by the weakening of the U.S. dollar against the Canadian dollar. We estimate the year-over-year change in exchange rates effectively decreased the U.S. dollar-value of our consolidated net sales by approximately $0.1 million for fiscal 2006. By comparison, we estimate the change in exchange rates between fiscal years 2004 and 2005 had the opposite impact, effectively increasing the U.S. dollar-value of our fiscal 2005 consolidated net sales by approximately $11 million. This was primarily due to the weakening of the U.S. dollar against the British Pound. It is important to note that period-to-period changes in currency exchange rates have a directionally similar impact on our international cost structures.
The remainder of our report within Management’s Discussion and Analysis focuses on what we believe to be the most significant factors affecting our consolidated financial results, without specific reference to the impact within individual business segments. We believe discussion at this level provides the most meaningful basis for understanding the key drivers of our business performance. Refer to Note 22 for further information regarding the financial performance of our business segments in fiscal years 2006, 2005, and 2004.

Percent of Net Sales Analysis
The following table presents, for the periods indicated, the components of the company’s Consolidated Statements of Operations as a percentage of net sales.

	Fiscal Year Ended
	June 3, 2006	May 28, 2005	May 29, 2004
Net Sales	100.0%	100.0%	100.0%
Cost of Sales	66.9	67.7	68.9
Gross Margin	33.1	32.3	31.1
Selling, General, and Administrative Expenses (SG&A)	21.5	21.6	22.7
Design and Research Expenses	2.5	2.7	3.0
Restructuring Expenses	—	0.1	0.8
Total Operating Expenses	24.0	24.3	26.5
Operating Earnings	9.1	8.0	4.6
Net Other Expenses	0.6	0.6	0.7
Earnings Before Income Taxes	8.5	7.4	3.9
Income Tax Expense	2.7	2.9	0.7
Minority Interest, net of tax (2)	—	—	NA
Cumulative Effect of Accounting Change, net (3)	NA	NA	—
Net Earnings	5.7%	4.5%	3.2%

(2)	Minority Interest, net of tax for fiscal years 2006 and 2005 was not significant on a percent-of-sales basis.

(3)	The cumulative effect of accounting change for fiscal 2004 was not significant on a percent-of-sales basis.
Gross Margin
Fiscal 2006 Compared to Fiscal 2005
Our current year gross margin of 33.1 percent was our highest since fiscal year 2001. On a percent-of-sales basis, our gross margin for fiscal 2006 improved 0.8 points from the comparable period in the prior year. This year-over-year increase was primarily due to the benefits of better realization on price increases and improvements in overhead and direct labor. However, these favorable factors were partially offset by higher material costs and freight costs.
Overhead, as a percentage of sales, improved significantly from the prior year due to leverage gained on higher sales volume, despite an increase in actual dollar spending. This rise in spending was primarily the result of an increase in medical benefit costs, pension expenses, incentive compensation expenses, utility costs, and other items that vary with sales volume. Specifically, the combined expenses related to pension and incentive compensation for fiscal 2006 increased $10.2 million over last year.
Direct labor, as a percentage of sales, also improved over the prior year as a result of operational efficiencies and leverage gained on higher production levels.
During the current year we experienced substantial cost increases for certain key manufacturing materials such as aluminum, plastics, and particleboard. Despite this, material costs as a percentage of net sales increased only slightly from our fiscal 2005 level due to the net benefit realized from price increases during the year. Steel prices, which have negatively affected our gross margin performance in recent years, stabilized during the current year and, in fact, improved slightly. Consequently, the year-over-year impact of steel costs in fiscal 2006 was relatively minimal. Still, the prospect of future increases in the price of critical manufacturing inputs remains a concern. We continue to believe our lean manufacturing efforts in connection with HMPS, combined with our pricing strategy, will allow us to cover a large portion of potential future price increases in direct material costs.
Freight costs, as a percentage of sales, increased 0.5 percentage points in fiscal 2006 due to higher fuel prices and increased shipments to higher-cost freight zones.
Fiscal 2005 Compared to Fiscal 2004
The 1.2 percentage point improvement in gross margin between fiscal years 2004 and 2005 was driven primarily by improved fixed cost leverage resulting from the significant increase in net sales over the prior year. This increase in net sales was bolstered in part by our August 2004 price increase. Additionally, during fiscal 2005 we benefited from a full year of the operating efficiencies gained from our restructuring plan. This resulted in a notable reduction in direct labor and manufacturing overhead expenses as measured on a percent of sales basis. These improvements were achieved despite year-over-year increases in direct material costs, a $9 million increase in incentive compensation expenses, and increased competitive pricing pressure compared to fiscal 2004.

Direct material costs increased in fiscal 2005 on both a dollar and percent-of-sales basis. We experienced significant direct material price increases during fiscal 2005, particularly in the area of steel components. We estimate the increased market price of steel alone reduced our fiscal 2005 consolidated gross margin, as a percent of net sales, by as much as 1.3 percentage points.
During the fourth quarter of fiscal 2004 we began realizing the labor and overhead cost benefits of consolidating our Canton, Georgia, operation into existing space in West Michigan. These benefits continued through the following year and, as a result, our fiscal 2005 direct labor costs as a percent of net sales were comparatively lower.
Operating Expenses and Operating Earnings
Fiscal 2006 Compared to Fiscal 2005
As a percentage of net sales, operating expenses in fiscal 2006 declined 0.3 points due to improved operating leverage on higher sales volume. Total dollar spending in fiscal 2006 was, however, significantly above our fiscal 2005 level. Operating expenses of $417.1 million in the current year increased $49.2 million from the fiscal 2005 amount of $367.9 million.
During the fourth quarter of fiscal 2005 we recorded a significant reserve adjustment, which resulted in a reduction to our fiscal 2005 operating expenses. In April 2005, we reported that we had reached a settlement with the General Services Administration (GSA) concerning a prior audit of the 1988 to 1991 multiple award schedule contract. In light of the settlement, which required us to pay the GSA $0.5 million, we reevaluated our balance sheet reserves related to all GSA contract periods. As a result of this evaluation, we made the determination that these reserves should be reduced. Accordingly, during the fourth quarter of fiscal 2005, we recorded an adjustment to the reserves, which reduced our pre-tax operating expenses by approximately $13.0 million. Approximately $7.0 million of this adjustment related to the elimination of the remaining reserves, beyond the amount of the settlement, allocable to the 1988 to 1991 contract period. The remainder of the adjustment related to our reevaluation of required reserves for open contract periods that had not yet been subject to audit.
The dealership transitions that occurred in the first quarter of this year also had a significant impact on the year-over-year operating expense comparison. Operating expenses incurred by these dealers in the prior year totaled $14.7 million, while operating expenses incurred by such dealers in the first quarter of the current year, before the transitions, totaled only $2.4 million.
Excluding the comparative impact of the dealership transitions and fiscal 2005 GSA reserve adjustment, operating expenses in fiscal 2006 were approximately $48.5 million higher than in fiscal 2005.
The majority of this year-over-year increase is attributable to higher variable selling costs associated with the increase in net sales, incentive compensation expense associated with increased profitability, warranty expense, pension and medical benefit costs, legal expenses, marketing, new product development, and charitable donations. Specifically, combined expenses for fiscal 2006 related to incentive compensation, pension, and donations increased $14.5 million from the prior year. We also incurred additional compensation expenses in the current year, totaling approximately $3.5 million in operating expenses, as a result of the extra week of operations. Furthermore, as discussed, we had what may be the largest slate of new product introductions in our history during fiscal 2006. This drove an increase in design and research expenses as well as marketing spending in the year.
The increase in warranty expenses over the prior year was primarily driven by the increase in net sales for the period. In addition, a portion of the increase was due to the establishment of liabilities for specific warranty matters that became known during the year. The majority of the specific items identified during the year related to products manufactured prior to the implementation of our current quality testing protocol. Refer to Note 21 for further information regarding warranty matters.

The increase in legal expenses in the current year was partially due to costs incurred in proactively protecting the value of our intellectual property assets. We also incurred expenses during fiscal 2006 in establishing our legal trading structure in mainland China. Additionally, during the fourth quarter of fiscal 2006, we established an estimated liability associated with the previously disclosed New York Attorney General investigation regarding the minimum advertised price program maintained by our Herman Miller for the Home division. For further information regarding pending legal contingencies, refer to Note 21.
Finally, as discussed in Note 21, our fiscal 2006 operating expenses included a pre-tax charge totaling approximately $1.4 million related to a long-term lease arrangement in the United Kingdom.
Fiscal 2005 Compared to Fiscal 2004
The comparison of operating expenses between fiscal 2005 and fiscal 2004 was also significantly affected by the GSA reserve adjustment discussed above. Exclusive of this adjustment, Selling, General, and Administrative expenses in fiscal 2005 increased by approximately $35.6 million, or 11.7 percent from the prior year level. A significant portion of this increase related to higher fiscal 2005 spending on marketing activities related to new product launches as well as in categories that vary with sales volume, such as sales incentive compensation.
Another factor contributing to the year-over-year expense increase in fiscal 2005 was the consolidation of additional dealership financial results. During the first quarter of fiscal 2005, we acquired certain assets and liabilities of Office Interiors, Inc., a contract furniture dealership based in Oklahoma City, Oklahoma. Also in the first quarter of fiscal 2005, we began consolidating the financial operations of two independent dealers considered VIEs under FIN 46(R). The consolidation of these dealers increased our total fiscal 2005 operating expenses by approximately $7.0 million in comparison to fiscal 2004.
Also, our fiscal 2004 operating expenses included a pre-tax credit of $5.2 million related to the reversal of a previously established legal accrual balance. This adjustment was recorded early in fiscal 2004 as a result of a favorable court ruling related to a previous lawsuit.
Additional Items Affecting Operating Earnings
Changes in foreign currency exchange rates relative to the U.S. dollar have also had an effect on our operating expense comparisons. We estimate the year-over-year change in exchange rates effectively decreased the U.S. dollar value of our international operating expenses by $0.8 million in fiscal 2006. By comparison, we estimate that year-over-year changes in foreign currency exchange rates resulted in an increase of approximately $2.9 million in fiscal 2005 relative to the previous year.
Design and research costs included in total operating expenses were $43.0 million, $40.2 million, and $40.0 million for fiscal years 2006, 2005, and 2004, respectively. These expenses include royalty payments to designers of our products as the products are sold. We consider such royalty payments, which totaled $8.7 million, $7.5 million, and $5.4 million in fiscal years 2006, 2005, and 2004, respectively, to be variable costs of the products being sold. Accordingly, we do not include them in research and development costs as discussed in Note 1.
Restructuring charges in the current and prior fiscal years primarily related to the Canton, Georgia consolidation. Our Canton facility, which was exited in fiscal 2004, remains listed for sale. Therefore, the carrying values of the Canton assets, which were previously reduced to their estimated fair market values totaling $7.5 million, remain classified as long-term in net property and equipment at the end of fiscal 2006. Refer to Note 3 for more information regarding restructuring activities. Restructuring expenses incurred in fiscal 2004 also related primarily to the Canton consolidation.

Operating earnings rose 29.4 percent to a total of $157.7 million or 9.1 percent of net sales in fiscal 2006. By comparison, operating earnings in fiscal 2005 totaled $121.9 million or 8.0 percent of net sales. We reported operating earnings of $61.2 million or 4.6 percent of net sales in fiscal year 2004.
Other Expenses and Income
Net other expenses totaled $10.1 million in fiscal 2006 compared to $9.1 million in the prior year. The year-over-year increase resulted primarily from two dealership transactions in fiscal 2005. During the first quarter of fiscal 2005, we recorded a pre-tax gain totaling approximately $0.5 million related to the ownership transition of one of the VIE’s we initially began consolidating at the end of fiscal 2004. Also during the first quarter of last year, we acquired certain assets and liabilities of an independent contract furniture dealership. In doing so, we recognized a pre-tax gain of $0.4 million due to the reversal of a financial guarantee liability. These gains were reflected as a reduction to net other expenses in fiscal 2005.
Interest expense had a minimal impact on the year-over-year comparison of net other expenses for fiscal 2006. While interest rates have been rising, the impact on expense was mitigated by our lower outstanding debt levels in comparison to the prior year.
The year-over-year decline in net other expenses between fiscal years 2004 and 2005 was primarily due to a reduction in interest expense resulting from lower overall debt levels. Additionally, fiscal 2005 interest income was higher than the prior year due to the impact of comparatively higher interest rates on our cash and investment balances.
Foreign currency transactions resulted in a net gain of $0.3 million for fiscal 2006 compared to net gains of $0.2 million in the prior year and $0.1 million in fiscal 2004.
Income Taxes
Our effective tax rate was 32.3 percent in fiscal 2006 versus 39.6 percent in fiscal 2005. The current year effective rate was below the statutory rate primarily due to tax benefits from R&D activities, increased export sales, and the manufacturing deduction under the American Jobs Creations Act of 2004 (AJCA). In addition, we recorded a tax benefit totaling approximately $1.5 million during fiscal 2006 related to one-time adjustments to accrued taxes. The effective rate in fiscal 2005 was higher than the statutory rate due primarily to a tax charge, recorded in the fourth quarter, related to our planned cash repatriation under the AJCA. As a result of our planned repatriation of approximately $45 million, we recorded tax expense of approximately $4.4 million in the fourth quarter of fiscal 2005. We also recorded tax true-ups in the fourth quarter of fiscal 2005, driven by tax law changes, as well as other federal, state, and international accrual adjustments.
Our effective tax rate in fiscal 2004 totaled 17.1 percent. In that year, we recorded a $6.9 million benefit from the release of tax reserves as a result of the closure of IRS audits for the years 1999 through 2001.
We expect our effective tax rate for fiscal 2007 to be between 33 and 35 percent. For further information regarding income taxes, refer to Note 17.
Cumulative Effect of Accounting Change
We adopted FIN 46(R) at the end of fiscal 2004. This new accounting standard broadened the rules for determining whether a company is required to consolidate the financial statements of another entity. FIN 46(R) required us to consolidate the financial statements of two independent contract furniture dealerships to which we had provided ongoing financial support through loans and/or financial guarantees.
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

During the first quarter of fiscal 2005, a qualifying triggering event occurred with one of the VIEs which resulted in reconsideration under FIN 46(R). Based on this reconsideration, it was determined that we were no longer considered the primary beneficiary. As such, we recorded the ownership transition and ceased consolidation of the dealership in the first quarter of fiscal 2005. This resulted in a pre-tax gain of $0.5 million, which we recorded as “Other Expenses (Income)” in the Consolidated Statement of Operations. Excluding the gain on the ownership transition in the first quarter, the consolidation of the remaining VIE reduced net earnings by $0.1 million in fiscal 2005.
During the first quarter of fiscal 2006, a qualifying triggering event occurred with the remaining VIE which resulted in reconsideration under FIN 46(R). Based on this reconsideration, it was determined we were no longer considered the primary beneficiary. As such, we ceased consolidation of the independent dealership in the first quarter of fiscal 2006. This resulted in a pre-tax loss of $0.1 million which is reflected in “Other Expenses (Income)” in the Consolidated Statement of Operations. Net earnings in the first quarter of fiscal 2006 were not significantly affected by the consolidation of this VIE up to the point of the qualifying triggering event. This is because the net earnings of the VIE were primarily attributed to, and therefore offset by, minority interest of $0.7 million. Refer to Note 4 of the consolidated financial statements for additional information on FIN 46(R).
Net Earnings
Net earnings in fiscal 2006 totaled approximately $99.2 million or $1.45 per diluted share. In fiscal 2005, we generated net earnings of $68.0 million or $0.96 per diluted share. Earnings per share in fiscal 2005 include income of approximately $0.12 per share, net of taxes, from the adjustment to GSA reserves as previously discussed. In addition, net earnings in fiscal 2005 were reduced by approximately $0.06 per diluted share from taxes related to our then anticipated cash repatriation under the AJCA. Net earnings in fiscal year 2004 totaled $42.3 million or approximately $0.58 per diluted share. The per-share impact of restructuring charges, net of income taxes, was less than $0.01 in fiscal 2006. In fiscal years 2005 and 2004, after-tax restructuring charges totaled approximately $0.01 and $0.09 per share, respectively.
Liquidity and Capital Resources
The table below presents certain key cash flow and capital highlights for the fiscal years indicated.

(In Millions)	2006	2005	2004
Cash and cash equivalents, end of period	$106.8	$154.4	$189.2
Short term investments, end of period	$15.2	$13.9	$10.7
Cash generated from operating activities	$150.4	$109.3	$82.7
Cash used for investing activities	$(47.6)	$(40.1)	$(21.9)
Cash used for financing activities	$(151.4)	$(106.6)	$(60.0)
Restructuring-related cash outflows	$(0.9)	$(1.9)	$(12.8)
Pension plan contributions	$(24.7)	$(25.6)	$(28.3)
Capital expenditures	$(50.8)	$(34.9)	$(26.7)
Stock repurchased and retired	$(155.1)	$(131.6)	$(62.0)
Interest-bearing debt, end of period (4)	$178.8	$194.0	$207.2
Available unsecured credit facility, end of period (5)	$136.8	$137.2	$186.2

(4)	Amounts shown include the fair market value of the company’s interest rate swap arrangements. The net fair value of these arrangements was $(2.2) million at June 3, 2006 and negligible as of May 28, 2005, respectively.

(5)	Amounts shown are net of outstanding letters of credit, which are applied against the company’s unsecured credit facility, excluding the $50 million accordion feature disclosed in Note 10.
At the end of fiscal year 2005, we reported our plan to take advantage of the one-time tax deduction related to the repatriation of undistributed foreign earnings under the AJCA. During the first quarter of fiscal 2006, we repatriated approximately $35 million of undistributed earnings from certain of our foreign entities. An additional $9 million of undistributed foreign earnings was repatriated during the second quarter of fiscal 2006. Our dividend reinvestment plan requires these funds to be used for capital purchases and investment in research and development.

Cash Flow – Operating Activities
Cash flows from operating activities totaled $150.4 million for fiscal 2006 compared to $109.3 million last year. Changes in working capital balances resulted in a $20.4 million source of cash during fiscal 2006 compared to a $21.4 million source of cash in the prior year. The source of working capital cash flow in the current fiscal year resulted principally from an increase in accounts payable and accrued liabilities, namely employee compensation and warranty accruals. This was partially offset by volume-related increases in accounts receivable and inventory levels, excluding the effects of inventory changes related to the three dealerships we no longer own or consolidate under FIN 46(R). By comparison, the cash source in working capital for fiscal 2005 was primarily the result of higher accounts payable and accrued liabilities for employee compensation and benefits and income taxes. Partially offsetting these favorable balance changes were volume-related increases in inventory and accounts receivable
During fiscal year 2004, changes in working capital balances resulted in a net use of cash totaling $19.4 million. In that period, we experienced a decrease in accrued income taxes and increases in both accounts receivable and inventories. These negative factors were partially offset by a production-driven increase in accounts payable, increased compensation and benefit accruals, and favorable changes in deferred taxes.
Collections of accounts receivable remained strong throughout the year, and we believe our recorded accounts receivable valuation allowances at the end of fiscal 2006 are adequate to cover the risk of potential bad debts. Allowances for non-collectible accounts receivable, as a percent of gross accounts receivable, totaled 2.8, 3.2, and 5.4 percent at the end of fiscal years 2006, 2005, and 2004, respectively. The reduction in these percentages over this time period was driven by an overall improvement in the quality of our accounts receivable aging.
Included in operating cash flows are cash contributions made to our employee pension plans which totaled $24.7 million, $25.6 million, and $28.3 million in fiscal years 2006, 2005, and 2004, respectively. For further information regarding the company’s pension plans, refer to Note 13.
Restructuring-related cash payments, which are also included in operating cash flows, totaled $0.9 million, $1.9 million, and $12.8 million in fiscal years 2006, 2005, and 2004, respectively. Refer to Note 3 for further information regarding the company’s restructuring activities.
Cash Flow – Investing Activities
Capital expenditures totaled $50.8 million in fiscal 2006 and $34.9 million in the prior fiscal year. The increase in spending over the prior year primarily relates to new product development initiatives and the construction of our new office and showroom facility in the United Kingdom. At the end of fiscal 2006, we had outstanding commitments for future capital purchases of approximately $11.0 million. We expect full-year capital expenditures in 2007 to total between $55 million and $60 million. A large portion of the planned increase over the current year is for expected spending related to our National Design Center in Atlanta, the startup of our operation in mainland China, and tooling related to our recent product launches.
As previously discussed, we sold two wholly-owned contract furniture dealerships during the first quarter of fiscal 2006. Proceeds received in connection with these sales, which had the effect of increasing cash flows from investing activities, totaled $2.1 million.
Net cash received from the repayment of notes receivable in fiscal 2006 was primarily driven by a payment received from a contract dealership previously consolidated under FIN 46(R). As mentioned earlier in this report, this VIE was able to obtain financing with an outside bank and, therefore, was able to repay a large portion of its debt owed to us during the first quarter of fiscal 2006.
At the end of fiscal 2005, we reclassified assets with a net carrying value of $0.4 million to current assets held for sale. These assets related to a warehouse/storage facility in West Michigan that we had previously exited.

During the first quarter of fiscal 2006, the sale of these assets was finalized. In connection with the sale, we received proceeds totaling $0.7 million.
In the first quarter of fiscal 2005, cash flows from investing activities included a payment totaling $0.7 million related to the acquisition of certain assets and liabilities of a contract furniture dealership based in Oklahoma. This acquisition is discussed further in Note 2.
Cash outflows for investing activities in fiscal 2004 included capital expenditures of $26.7 million. We also received proceeds totaling $6.0 million related to the sale of our Holland, Michigan, Chair Plant facility during fiscal 2004.
Cash Flow – Financing Activities

(In Millions, Except Share and Per Share Data)	2006	2005	2004
Shares acquired	5,124,306	4,877,832	2,462,996
Cost of shares acquired	$155.1	$131.6	$62.0
Average cost per share acquired	$30.27	$26.98	$25.18
Shares issued	1,572,769	2,712,842	1,384,094
Average price per share issued	$23.50	$23.91	$21.61
Cash dividends	$20.3	$20.4	$10.6
Dividends paid per share	$0.2975	$0.290	$0.145
Share repurchases were the most significant factor affecting cash outflows from financing activities during the past three fiscal years. Our Board of Directors approved a new share repurchase authorization of $150 million in the third quarter of fiscal 2006. Consequently, at the end of fiscal 2006, we had $103.0 million available for future share repurchases.
Dividend payments during fiscal 2006 totaled $20.3 million as compared to $20.4 million last year. During the third quarter of fiscal 2006, our Board of Directors also approved a 10 percent increase in the quarterly cash dividend. The new quarterly cash dividend of $0.08 per share was effective with the dividend payment in April 2006.
Interest-bearing debt at the end of fiscal 2006 of $178.8 million decreased $15.2 million from $194.0 million at the end of fiscal 2005. The majority of this decline was due to a scheduled $13 million payment we made during the fourth quarter of fiscal 2006 on our private placement notes. Our next scheduled debt repayment of $3.0 million on our private placement notes is expected to be paid in the fourth quarter of fiscal 2007.
The remaining reduction in debt represents the decline in the fair value of our interest rate swap arrangements during fiscal 2006. The combined fair values of the interest rate swap arrangements, as further described in Note 19, was negative $2.2 million at the end of fiscal 2006, compared to a negligible amount at the end of the prior fiscal year. The fair values of these swap arrangements change based on fluctuations in market interest rates. Such changes are not included in net earnings for the period. Instead, they are reflected as adjustments to our consolidated assets and/or liabilities. At the end of fiscal 2006, the portion of our total interest-bearing debt that was effectively converted to a variable-rate basis through our swap arrangements totaled $56 million. The impact on interest expense due to the swap arrangements resulted in an interest expense addition of approximately $0.2 million in fiscal 2006. In fiscal 2005 and 2004, the impact on interest expense due to the swap arrangements resulted in a reduction of approximately $1.1 million and $1.6 million, respectively.
During the first quarter of fiscal 2005, we paid off $1.5 million of notes payable associated with one of the VIE’s initially consolidated under FIN 46(R) as further described in Note 4.
The only usage against our unsecured revolving credit facility at the end of fiscal years 2006 and 2005 represented outstanding standby letters of credit totaling $13.2 million and $12.8 million, respectively. The provisions of our private placement notes and unsecured credit facility require that we adhere to certain covenant restrictions and maintain certain performance ratios. We were in compliance with all such restrictions and performance ratios again this quarter and expect to remain in compliance in the future.

Partially offsetting the effects of our share repurchases, dividend payments, and debt payments during the period was cash received related to stock-based benefit plans. During fiscal 2006, we received $37.0 million from the issuance of shares in connection with these plans, net of $3.7 million tax. By comparison, we received $59.9 million, net of $4.8 million tax, from the issuance of shares in fiscal 2005. In fiscal 2004, we received $27.4 million, net of $2.5 million tax from the issuance of shares.
We believe cash on hand, cash generated from operations, and our borrowing capacity will provide adequate liquidity to fund near term and future business operations and capital needs.
Contingencies
As previously reported, the company received a subpoena from the New York Attorney General’s office requesting certain information relating to the minimum advertised price program maintained by the Herman Miller for the Home division. In connection with this matter, the New York Attorney General’s office has taken depositions of current and former employees of the company and certain dealers. The company and the New York Attorney General’s office have had preliminary discussions regarding possible methods of resolving the matter. The company has reserved its best estimate of a potential amount to resolve this matter. The accrued amount is not material to the company’s consolidated financial position.
The company leases a facility in the UK under an agreement that expires in January 2008. Under the terms of the lease, the company is required to perform the maintenance and repairs necessary to address the general dilapidation of the facility over the lease term. The ultimate cost of this provision to the company is dependent on a number of factors including, but not limited to, the future use of the facility by the lessor and whether the company chooses and is permitted to renew the lease term. The company has estimated the cost of these maintenance and repairs to be between $0 and $3 million, depending on the outcome of future plans and negotiations. Based on existing circumstances, it is estimated that these costs will most likely approximate $0.5 million. As a result, this amount has been recorded as a liability reflected under the caption “Other Liabilities” in the Consolidated Balance Sheets as of June 3, 2006, and May 28, 2005.
In May 1996, the company assigned its rights as lessee of a UK facility to a third party under an agreement that contained a provision granting the third party the right to re-assign the lease to the company after 10 years, at its election. During the first quarter of 2006, the company was notified by the third party that it is no longer using the space and intends to exercise the re-assignment option. The original lease term expires in May 2014. The company believes it will be able to assign or sublet the lease for the majority of the remaining lease term to another tenant at current market rates. However, current market rates for comparable office space are lower than the rental payments owed under the lease agreement. As such, the company would remain liable to pay the difference. As a result, the company recorded a pre-tax charge of $0.7 million to “Operating Expenses” in the first quarter of fiscal 2006 for the expected loss under the arrangement based on the best information available at the time. During the third quarter of fiscal 2006, the company revised its estimate of the time required to find a tenant. This resulted in an additional pre-tax charge during the third quarter of $0.7 million. The corresponding impact on our full-year net earnings was $0.9 million, net of a $0.5 million tax benefit, or approximately $0.01 per diluted share. It is currently estimated that the present value of the future cost to the company under the arrangement will most likely approximate $1.4 million, which is reflected as a liability within “Other Liabilities” as of June 3, 2006.
We are also involved in legal proceedings and litigation arising in the ordinary course of business. It is our opinion that the outcome of such proceedings and litigation currently pending will not materially affect our consolidated financial statements.
Basis of Presentation
The company’s fiscal year ends on the Saturday closest to May 31. Fiscal 2006, the year ended June 3, 2006, contains 53 weeks while the years ended May 28, 2005, and May 29, 2004, contained 52 weeks. This is the basis upon which all of the above weekly average data is presented. The extra week in fiscal 2006 is required approximately every six years in order to realign our fiscal-calendar-end dates with the actual calendar months.

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

(In Millions)	Payments due by fiscal year
Contractual Obligations	Total	2007	2008-2009	2010-2011	Thereafter
Long-Term Debt (6), (12)	$181.0	$3.0	$3.0	$175.0	$—
Estimated Interest on Debt Obligations (7)	62.6	13.4	26.1	23.2	—
Operating Leases	68.5	18.9	26.4	12.5	10.6
Purchase obligations (8)	38.1	35.6	2.6	—	—
Pension Plan Funding (9)	0.8	0.8	—	—	—
Shareholder Dividends (10), (12)	5.3	5.3	—	—	—
Other (11), (12)	11.3	1.4	2.6	2.4	4.8

Total	$367.6	$78.3	$60.7	$213.1	$15.5

(6)	Amounts indicated do not include the recorded fair value of interest rate swap instruments.

(7)	Estimated future interest payments on our outstanding debt obligations are based on interest rates as of June 3, 2006. Actual cash outflows may differ significantly due to changes in underlying interest rates and timing of principal payments.

(8)	Purchase obligations consist of non-cancelable purchase orders and commitments for goods, services, and capital assets.

(9)	Pension funding commitments are defined as the expected minimum funding requirements and planned voluntary contributions to be made in the following 12-month period. As of June 3, 2006, the total accumulated benefit obligation for our domestic and international employee pension benefit plans was $321.7 million.

(10)	Represents the recorded dividend payable as of June 3, 2006. Future dividend payments are not considered contractual obligations until declared.

(11)	Other contractual obligations represent long-term commitments related to deferred and supplemental employee compensation benefits, minimum designer royalty payments, and scheduled commitments related to the acquisition of intellectual property rights.

(12)	Total balance is reflected as a liability in the Consolidated Balance Sheet at June 3, 2006.

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
Variable Interest Entities
On occasion, we provide financial support to certain independent dealers in the form of term loans, lines of credit, and/or loan guarantees which may represent variable interests in such entities. At June 3, 2006, we were not considered the primary beneficiary of any such dealer relationships under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46(R)). Refer to Note 4 for further information on VIE-related transactions.
The risks and rewards associated with our interests in these other dealerships are primarily limited to our outstanding loans and guarantee amounts. As of June 3, 2006, our maximum exposure to potential losses related to financing provided to these other entities totaled $4.6 million. Information on our exposure related to outstanding loan guarantees provided to such entities is included in Note 21 of the consolidated financial statements.
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

The accounts receivable allowance totaled $5.0 million and $5.6 million at June 3, 2006 and May 28, 2005, respectively. This year-over-year reduction is attributable to the overall improvement in the quality of our accounts receivable aging.
Goodwill
The net carrying value of our goodwill assets at June 3, 2006, totaled $39.1 million. We account for our goodwill assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 142. Under this accounting guidance, we are required to perform an annual test on our goodwill assets, by reporting unit, to determine whether the asset values are impaired. If impairment is determined, we are required to recognize a charge sufficient to reduce the net carrying value of the assets to their estimated fair market value.
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
The results of this test, performed in the fourth quarter of fiscal 2006, indicated that our net goodwill asset values were not impaired. We employed a market-based approach in selecting the discount rates used in our analysis. By this, we mean the discount rates selected represent market rates of return equal to what we believe a reasonable investor would expect to achieve on investments of similar size to our reporting units. We believe the discount rates selected in our testing are conservative in that, in all cases, they exceed the estimated weighted average cost of capital for our business as a whole. The results of the impairment test are sensitive to changes in the discount rates. Our testing as of June 3, 2006, indicates that a substantial increase in the discount rates utilized would be required before the results would indicate a potential impairment issue.
Warranty Reserve
We stand behind our products and keep our promises to customers. From time to time, quality issues arise resulting in the need to incur costs to correct problems with products or services. We have established warranty reserves for the various costs associated with these guarantees. General warranty reserves are based on historical claims experience and periodically adjusted for business levels. Specific reserves are established once an issue is identified. The valuations of such reserves are based on the estimated costs to correct the problem. Actual costs may vary and result in an adjustment to our reserves.
Inventory Reserves
Inventories are valued at the lower of cost or market. The inventories at the majority of our manufacturing operations are valued using the last-in, first-out (LIFO) method, whereas inventories of certain other subsidiaries are valued using the first-in, first-out (FIFO) method. We establish reserves for excess and obsolete inventory, based on material movement and judgment for consideration of current events, such as economic conditions, that may affect inventory. The amount of reserve required to record inventory at lower of cost or market may be adjusted as conditions change.
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

Self-Insurance Reserves
With the assistance of independent actuaries, we establish reserves for workers’ compensation and general liability exposures. The reserves are established based on actuarially-determined expected future claims. We also establish reserves for health benefit exposures based on historical claims information along with certain assumptions about future trends. The methods and assumptions used to determine the liabilities are applied consistently, although actual claims experience can vary. We also maintain insurance coverage for certain risk exposures through traditional premium-based insurance policies.
Pension and other Post-Retirement Benefits
The determination of the obligation and expense for pension and other post-retirement benefits depends on certain actuarial assumptions. Among the most significant of these assumptions are the discount rate, interest-crediting rate, and expected long-term rate of return on plan assets. We determine these assumptions as follows:
Discount Rate
This assumption is established at the end of the fiscal year based on high-quality corporate bond yields. We utilize the services of an independent actuarial firm to analyze and recommend an appropriate rate. For our domestic pension and other post-retirement benefit plans, the actuary uses a “bond-matching” technique, which compares the estimated future cash flows of the plan to various corporate bond portfolios with similar cash flow durations. We set the discount rate for our international pension plan based on the yield level of a commonly used corporate bond index. Because the average duration of the bonds underlying this index is less than that of our international pension plan liabilities, the index yield is used as a reference point. The final discount rate, which takes into consideration the index yield and the difference in comparative durations, is based on a recommendation from our independent actuarial consultant.
The discount rates selected for our domestic pension and post-retirement benefit plans at the end of fiscal 2006 were higher than those established at the end of fiscal 2005. With all other assumptions and values held constant, this change would result in a decrease in our pension and post-retirement benefit plan expenses for our 2007 fiscal year, which began on June 4, 2006. Conversely, the discount rate selected for our international pension plan at the end of the current year was lower than the rate established at the end of fiscal 2005. This change would result in an increase in our international pension plan expense for fiscal 2007 if all other assumptions were held constant.
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
While this assumption represents our long-term market return expectation, actual asset returns can differ from year-to-year. Such differences give rise to unrecognized actuarial gains and losses. In years where actual market returns are lower than the assumed rate, an unrecognized actuarial loss is generated. Conversely, an unrecognized actuarial gain results when actual market returns exceed the assumed rate in a given year. As of June 3, 2006, and May 28, 2005, the net unrecognized actuarial loss associated with our employee retirement plans totaled approximately $116.6 million and $117.5 million, respectively. In both periods, the majority of this unrecognized loss was associated with less than expected plan asset returns.
For purposes of determining annual net pension expense, we use a calculated method for determining the market-related value of plan assets. Under this method, we recognize the change in fair value of plan assets systematically over a five-year period. Accordingly, a large portion of our net actuarial loss is deferred. The remaining portion of the net actuarial loss is subject to amortization expense each year. The amortization period used in determining this expense is the estimated remaining working life of active pension plan participants. We currently estimate this period to be approximately 13 years. As of the beginning of fiscal year 2006, the deferred net actuarial loss (i.e., the portion of the total net actuarial loss not subject to amortization) was approximately $19.9 million.
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
Stock-Based Compensation
We view stock-based compensation as a key component of total compensation for certain of our employees and non-employee directors. We account for these plans, which include grants of restricted stock, restricted stock units, employee stock purchase, and stock options, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations (APB 25). Under this guidance we recognize compensation expense related to grants of restricted stock and stock units. For stock options issuances, we do not recognize compensation expense when the stock options are granted to employees and directors at or above fair market value as of the grant date.
As required by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement No. 123,” we have been disclosing in the notes to the consolidated financial statements the pro-forma impact on net earnings and earnings per share had we recognized expense related to stock option-based compensation. These pro-forma disclosures require us to estimate a fair value for each stock option issued. In completing this valuation, we utilize the Black-Scholes option-pricing model that requires the use of several input assumptions. Among the most significant of these assumptions are the expected volatility of our common stock price, and the expected timing of future stock option exercises. Certain assumptions affecting stock-based compensation are described below.
Expected Volatility
This represents a measure, expressed as a percentage, of the expected fluctuation in the market price of our common stock. As a point of reference, a high volatility percentage would assume a wider expected range of market returns for a particular security. All other assumptions held constant, this would yield a higher stock option valuation than a calculation using a lower measure of volatility. For purposes of determining our pro-forma footnote disclosure in fiscal year 2006, we have assumed an expected volatility of 30 percent.
Expected Term of Options
This assumption represents the expected length of time between the grant date of a stock option and the date at which it is exercised (option life). For fiscal year 2006, we assumed average expected option lives of between 1.6 and 5 years in calculating our pro-forma footnote disclosure.

Refer to Notes 1, 15, and 16 for further discussion on our stock-based compensation plans as well as the effective date of new accounting guidance that will require us to recognize compensation expense on grants of stock options beginning with our 2007 fiscal year.
New Accounting Standards
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that fixed production overhead expenses be allocated to inventory based on the “normal capacity” of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred in fiscal years beginning after June 15, 2005. As such, the company is required to adopt these provisions at the beginning of fiscal year 2007. The company does not expect the adoption of SFAS 151 to have a material impact on its consolidated financial statements.
In December 2004, the FASB issued a revision of SFAS No. 123, “Share-Based Payment” (SFAS 123(R)), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. This statement focuses primarily on transactions in which an entity obtains employee services in exchange for share-based payments. Under SFAS 123(R), a public entity generally is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with such cost recognized over the applicable vesting period. This new accounting treatment is also required for any share-based payments to the company’s Board of Directors. SFAS 123(R) also requires an entity to provide certain disclosures in order to assist in understanding the nature of share-based payment transactions and the effects of those transactions on the financial statements. Registrants are required to adopt SFAS 123(R) no later than the beginning of the fiscal year beginning after June 15, 2005. As such, the company is required to adopt the provisions of SFAS 123(R) at the beginning of fiscal 2007. The company plans to adopt this new method of accounting using the modified prospective method, as defined within the transition provisions of SFAS 123(R), and to continue using the Black-Scholes model to determine the fair value of stock options. Factoring in the impact of adopting SFAS 123(R) in the first quarter of fiscal 2007, it is estimated that the company will recognize total pre-tax compensation expense of approximately $5 million during fiscal 2007 associated with the company’s stock-based awards. This compares to pre-tax stock-based compensation expense of $2.6 million recognized in fiscal 2006. Further information regarding the pro-forma earnings effect of the company’s stock-based awards for fiscal 2006 is provided in Note 1. The company continues to evaluate the impact that the implementation guidance and provisions included in SFAS 123(R) will have on its consolidated financial statements.
In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143” (FIN 47). Under FIN 47, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Any uncertainty about the amount and/or timing of future settlement should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value. The provisions of FIN 47 are required to be applied no later than the end of fiscal years ending after December 15, 2005, although early adoption is encouraged. As such, the company adopted the provisions of FIN 47 at the end of fiscal 2006. The adoption of FIN 47 did not have an impact on the company’s consolidated financial statements.
In November 2005, the FASB issued Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP addresses the accounting and disclosure for other-than-temporary impairments of investments, essentially endorsing existing guidance with certain modifications. The guidance in the FSP is required to be applied to fiscal periods beginning after December 15, 2005, although early adoption is permitted. As such, the company adopted the provisions of this FSP effective at the beginning of the fourth quarter of fiscal 2006. The adoption of the FSP did not have an impact on the company’s consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. Under FIN 48, the tax effects of a position should be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. FIN 48 also requires significant new annual disclosures in the notes to the financial statements. The effect of adjustments at adoption should be recorded directly to beginning retaining earnings in the period of adoption and reported as a change in accounting principle. Retroactive application is prohibited under FIN 48. The guidance in FIN 48 is required to be applied to fiscal years beginning after December 15, 2006. As such, the company is required to adopt FIN 48 at the beginning of fiscal 2008. The company is currently evaluating the impact of FIN 48 on its consolidated financial statements.
Forward Looking Statements
Certain statements in this filing are not historical facts but are “forward-looking statements” as defined under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended. Such statements are based on management’s belief, assumptions, current expectations, estimates and projections about the office furniture industry, the economy and the company itself. Words like “anticipates,” “believes,” “confident,” “estimates,” “expects,” “forecast,” “likely,” “plans,” “projects,” and “should,” and variations of such words and similar expressions identify forward looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, expense, likelihood and degree of occurrence. These risks include, without limitation, employment and general economic conditions in the U.S. and in our international markets, the increase in white collar employment, the willingness of customers to undertake capital expenditures, the types of products purchased by customers, the possibility of order cancellations or deferrals by customers, competitive pricing pressures, the availability and pricing of direct materials, our reliance on a limited number of suppliers, currency fluctuations, the ability to increase prices to absorb the additional costs of direct materials, the financial strength of our dealers, the financial strength of our customers, the mix of our products purchased by customers, the success of the transition to our new executive management team, our ability to attract and retain key executives and other qualified employees, our ability to continue to make product innovations, the strength of the intellectual property relating to our products, the success of newly introduced products, our ability to serve all of our markets, possible acquisitions, divestitures or alliances, the outcome of pending litigation or governmental audits or investigations, and other risks identified in this Form 10-K and our other filings with the Securities and Exchange Commission. Therefore, actual results and outcomes may materially differ from what we express or forecast. Furthermore, Herman Miller, Inc., takes no obligation to update, amend, or clarify forward-looking statements.

Item 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The company manufactures, markets, and sells its products throughout the world and, as a result, is subject to changing economic conditions, which could reduce the demand for its products.
Direct Material Costs
The company is exposed to risks arising from price changes for certain direct materials and assembly components used in its operations. The largest such costs incurred by the company are for steel, plastic/textiles, wood particleboard, and aluminum components. The market price of steel was relatively stable during fiscal 2006 and, in fact, improved slightly relative to the prior year. Consequently, it did not have a significant impact on the year-over-year gross margin comparison between fiscal years 2005 and 2006. During fiscal 2005, however, the price of steel increased significantly. As a result, the company estimates its direct material costs for steel components in fiscal 2005 increased between $18 million and $20 million in comparison to fiscal 2004.
The market price of plastics and textiles are sensitive to the cost of oil and natural gas. Oil and natural gas prices increased sharply during the latter half of fiscal 2005 and throughout fiscal 2006. As a result, the cost of plastics and textiles increased during this time period. In addition to the market dynamics of supply and demand, the cost of wood particleboard has been impacted by continual downsizing of production capacity in the wood market as well as increased costs in transportation related to oil increases. Aluminum component prices have risen in part due to high market demand and increased energy costs associated with the conversion of raw materials to aluminum ingots.
The company believes future market price increases on its key direct materials and assembly components are likely. Consequently, it views the prospect of such increases as an outlook risk to the business.
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
In the normal course of business, the company enters into contracts denominated in foreign currencies. The principal foreign currencies in which the company conducts its business are the British pound, Euro, Canadian dollar, Japanese Yen, and Mexican Peso. During the fourth quarter of fiscal 2006, the company entered into a forward currency instrument in order to offset €1.5 million of its Euro net asset exposure that is denominated in a non-functional currency. The forward currency instrument is marked to market at the end of the period, with changes in fair value reflected in net earnings. At June 3, 2006, the fair value of the forward currency instrument was negligible. At May 28, 2005, the company had no outstanding derivative financial instruments resulting from foreign currency hedge contracts.
Gains arising from remeasuring all foreign currency transactions into the appropriate functional currency, which were included in net earnings, totaled $0.3 million, $0.2 million, and $0.1 million for the years ended June 3, 2006, May 28, 2005, and May 29, 2004, respectively. Additionally, the cumulative effect of translating the balance sheet and income statement accounts from the functional currency into the United States dollar reduced the accumulated comprehensive loss component of total shareholders’ equity by $1.2 million, $3.9 million, and $3.4 million for the years ended June 3, 2006, May 28, 2005, and May 29, 2004, respectively.

Interest Rate Risk
The company maintains fixed-rate debt. For fixed-rate debt, changes in interest rates generally affect fair market value but not earnings or cash flows. The company does not have an incentive to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on such debt until the company would be required to refinance it. The company has two separate interest rate swap instruments that, as of the end of fiscal year 2006, effectively convert $56 million in total of fixed-rate debt to a variable-rate basis. This debt is subject to changes in interest rates, which, if significant, could have a material impact on the company’s financial results. The interest rate swap derivative instruments are held and used by the company as a tool for managing interest rate risk. They are not used for trading or speculative purposes. The counterparties to these swap instruments are large financial institutions that the company believes are of high-quality creditworthiness. While the company may be exposed to potential losses due to the credit risk of non-performance by these counterparties, such losses are not anticipated.
The combined fair market value of effective swap instruments was negative $2.2 million at June 3, 2006, in comparison to a negligible amount at May 28, 2005. The impact on interest expense due to such swap instruments resulted in an addition to interest expense of approximately $0.2 million in fiscal 2006. In fiscal 2005 and 2004, the impact on interest expense due to the swap instruments resulted in a reduction of approximately $1.1 million and $1.6 million, respectively. All cash flows related to the company’s interest rate swap instruments are denominated in U.S. dollars. For further information, refer to Notes 18 and 19 to the consolidated financial statements.
As of June 3, 2006, the weighted-average interest rate on the company’s variable-rate debt was approximately 8.1 percent. Based on the level of variable-rate debt outstanding as of that date, a 1 percentage-point increase in the weighted-average interest rate would increase the company’s annual pre-tax interest expense by approximately $0.6 million.
Expected cash flows (notional amounts) over the next five years and thereafter related to debt instruments are as follows.

(In Millions)	2007	2008	2009	2010	2011	Thereafter	Total (1)
Long-term Debt:
Fixed Rate	$3.0	$3.0	$—	$—	$175.0	$—	$181.0
Wtd. Average Interest Rate =7.10%

Derivative Financial Instruments Related to Debt – Interest Rate Swaps:
Pay Variable/Receive Fixed	$3.0	$3.0	$—	$—	$—	$—	$6.0
Pay Interest Rate = 8.70% (at June 3, 2006)
Received Interest Rate = 6.52%

Pay Variable/Receive Fixed	$—	$—	$—	$—	$50.0	$—	$50.0
Pay Interest Rate = 8.07% (at June 3, 2006)
Receive Interest Rate = 7.125%

(1)	Amount does not include the recorded fair value of the swap instruments, which totaled negative $2.2 million at the end of fiscal 2006.

Item 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Quarterly Financial Data (Unaudited)
Set forth below is a summary of the quarterly operating results on a consolidated basis for the years ended June 3, 2006, May 28, 2005, and May 29, 2004. Refer to Management’s Discussion and Analysis provided in Item 7 and the Notes to the Consolidated Financial Statements for further disclosure of significant accounting transactions that may have affected the quarterly operating results for each of the periods presented.

	First	Second	Third	Fourth
(In Millions, Except Per Share Data)	Quarter (3)	Quarter	Quarter	Quarter
2006 Net sales	$430.9	$438.2	$424.0	$444.1
Gross margin (2)	141.7	143.9	137.9	151.2
Net earnings (2)	23.7	27.9	22.4	25.0
Earnings per share-basic	.34	.41	.33	.38
Earnings per share-diluted	.34	.40	.33	.38

2005 Net sales	$357.3	$368.4	$382.4	$407.5
Gross margin (2)	112.1	120.0	122.9	134.9
Net earnings (2)	14.3	15.4	16.8	21.6
Earnings per share-basic	.20	.22	.24	.31
Earnings per share-diluted (2)	.20	.22	.24	.31

2004 Net sales (2)	$324.5	$330.3	$329.6	$353.8
Gross margin (2)	101.6	102.0	99.3	112.5
Earnings before cumulative effect of accounting changes (2),	6.2	9.1	7.8	19.8
Cumulative effect of accounting changes:
Variable interest entities (1)	—	—	—	(0.5)
Net earnings (2)	6.2	9.1	7.8	19.3
Earnings per share – basic, before cumulative effect of accounting changes	.08	.12	.11	.28

Earnings per share-basic	.08	.12	.11	.27
Earnings per share – diluted, before cumulative effect of accounting changes	.08	.12	.11	.27

Earnings per share-diluted	.08	.12	.11	.27

(1)	Effective May 29, 2004, the Company adopted FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46(R)). For further information, refer to Note 4 of the Consolidated Financial Statements filed as part of this report.

(2)	Sum of the quarters does not equal the annual balance reflected in the Consolidated Statements of Operations due to rounding.

(3)	The first quarter of fiscal year 2006 included 14 weeks of operations.

Consolidated Statements Of Operations

	Fiscal Years Ended
(In Millions, Except Per Share Data)	June 3, 2006	May 28, 2005	May 29, 2004
Net Sales	$1,737.2	$1,515.6	$1,338.3
Cost of Sales	1,162.4	1,025.8	922.7

Gross Margin	574.8	489.8	415.6

Operating Expenses:
Selling, general, and administrative (Note 21)	373.6	326.7	304.1
Design and research (Note 1)	43.0	40.2	40.0
Restructuring and impairment expenses (Note 3)	0.5	1.0	10.3

Total Operating Expenses	417.1	367.9	354.4

Operating Earnings	157.7	121.9	61.2

Other Expenses (Income):
Interest expense	14.0	14.0	14.1
Interest and other investment income	(4.9)	(4.6)	(4.5)
Other, net	1.0	(0.3)	—

Net Other Expenses	10.1	9.1	9.6

Earnings Before Income Taxes and Minority Interest	147.6	112.8	51.6
Income Tax Expense (Note 17)	47.7	44.7	8.8
Minority Interest, net of tax expense (Notes 2 and 4)	0.7	0.1	—

Earnings Before Cumulative Effect of a Change In Accounting Principle	99.2	68.0	42.8
Cumulative Effect of a Change in Accounting Principle, net of tax expense of $0.4 (Note 4)	—	—	(0.5)

Net Earnings	$99.2	$68.0	$42.3

Earnings Per Share – Basic:
Earnings Before Cumulative Effect of a Change In Accounting Principle	$1.46	$0.97	$0.59
Cumulative Effect of a Change in Accounting Principle, net of tax expense	—	—	(0.01)

Earnings Per Share – Basic	$1.46	$0.97	$0.58

Earnings Per Share – Diluted:
Earnings Before Cumulative Effect of a Change In Accounting Principle	$1.45	$0.96	$0.59
Cumulative Effect of a Change in Accounting Principle, net of tax expense	—	—	(0.01)

Earnings Per Share – Diluted	$1.45	$0.96	$0.58

Consolidated Balance Sheets

(In Millions, Except Share and Per Share Data)	June 3, 2006	May 28, 2005
Assets
Current Assets:
Cash and cash equivalents	$106.8	$154.4
Short-term investments (Note 1)	15.2	13.9
Accounts receivable, less allowances of $5.0 in 2006 and $5.6 in 2005	173.2	169.8
Inventories (Note 5)	47.1	47.4
Assets held for sale (Note 1)	—	0.4
Prepaid expenses and other (Note 6)	47.9	50.6

Total Current Assets	390.2	436.5

Property and Equipment:
Land and improvements	20.9	20.9
Buildings and improvements	139.1	132.5
Machinery and equipment	523.8	527.9
Construction in progress	23.5	14.3

	707.3	695.6
Less: accumulated depreciation	(504.0)	(500.2)

Net Property and Equipment	203.3	195.4
Goodwill	39.1	39.1
Other Assets (Note 7)	35.4	36.8

Total Assets	$668.0	$707.8

Liabilities and Shareholders’ Equity
Current Liabilities:
Unfunded checks	$6.5	$7.9
Current maturities of long-term debt (Note 11)	3.0	13.0
Accounts payable	112.3	106.6
Accrued liabilities (Note 8)	177.6	159.7

Total Current Liabilities	299.4	287.2
Long-term Debt, less current maturities (Note 11)	175.8	181.0
Other Liabilities (Note 9)	54.2	69.0

Total Liabilities	529.4	537.2

Minority Interest (Note 2)	0.2	0.1

Shareholders’ Equity:
Preferred stock, no par value (10,000,000 shares authorized, none issued)	—	—
Common stock, $0.20 par value (240,000,000 shares authorized, 66,034,452 and 69,585,989 shares issued and outstanding in 2006 and 2005, respectively)	13.2	13.9
Additional paid-in capital	—	—
Retained earnings	192.2	227.3
Accumulated other comprehensive loss (Note 1)	(63.3)	(64.4)
Key executive stock programs	(3.7)	(6.3)

Total Shareholders’ Equity	138.4	170.5

Total Liabilities and Shareholders’ Equity	$668.0	$707.8

Consolidated Statements of Shareholders’ Equity

					Accumulated
	Shares of		Additional		Other	Key Exec.	Total
	Common	Common	Paid-In	Retained	Comprehensive	Stock	Shareholders’
(In Millions, Except Share and Per Share Data)	Stock	Stock	Capital	Earnings	Loss	Programs	Equity
Balance, May 31, 2003	72,829,881	$14.6	$—	$250.5	$(62.6)	$(11.5)	$191.0

Net earnings	—	—	—	42.3	—	—	42.3
Foreign currency translation adjustment	—	—	—	—	3.4	—	3.4
Minimum pension liability (net of tax of $1.2 million)	—	—	—	—	2.2	—	2.2
Unrealized holding loss	—	—	—	—	(0.6)	—	(0.6)

Total comprehensive income							47.3
Cash dividends declared ($.18125 per share)	—	—	—	(13.1)	—	—	(13.1)
Exercise of stock options	1,246,009	0.3	24.2	—	—	—	24.5
Employee stock purchase plan	130,857	—	2.8	—	—	—	2.8
Tax benefit relating to stock options	—	—	2.5	—	—	—	2.5
Repurchase and retirement of common stock	(2,462,996)	(0.5)	(27.9)	(33.6)	—	—	(62.0)
Directors’ fees	4,728	—	0.1	—	—	—	0.1
Stock grants earned	—	—	—	—	—	1.5	1.5
Stock grants issued	2,500	—	0.1	—	—	(0.1)	—
Deferred compensation plan	—	—	(1.8)	—	—	1.8	—

Balance, May 29, 2004	71,750,979	$14.4	$—	$246.1	$(57.6)	$(8.3)	$194.6

Net earnings	—	—	—	68.0	—	—	68.0
Foreign currency translation adjustment	—	—	—	—	3.9	—	3.9
Minimum pension liability (net of tax of $4.3 million)	—	—	—	—	(10.4)	—	(10.4)
Unrealized holding loss (net of tax of $0.1 million)	—	—	—	—	(0.3)	—	(0.3)

Total comprehensive income							61.2
Cash dividends declared ($.29 per share)	—	—	—	(20.3)	—	—	(20.3)
Exercise of stock options	2,478,810	0.5	56.4	—	—	—	56.9
Employee stock purchase plan	125,845	—	2.9	—	—	—	2.9
Tax benefit relating to stock options	—	—	4.8	—	—	—	4.8
Repurchase and retirement of common stock	(4,877,832)	(1.0)	(64.1)	(66.5)	—	—	(131.6)
Directors’ fees	8,187	—	0.2	—	—	—	0.2
Stock grants earned	—	—	—	—	—	1.8	1.8
Stock grants issued	100,000	—	2.6	—	—	(2.6)	—
Deferred compensation plan	—	—	(2.8)	—	—	2.8	—

Balance, May 28, 2005	69,585,989	$13.9	$—	$227.3	$(64.4)	$(6.3)	$170.5

Net earnings	—	—	—	99.2	—	—	99.2
Foreign currency translation adjustment	—	—	—	—	1.2	—	1.2
Minimum pension liability (net of tax of $0.4 million)	—	—	—	—	0.3	—	0.3
Unrealized holding loss (net of tax of $0.2 million)	—	—	—	—	(0.4)	—	(0.4)

Total comprehensive income							100.3
Cash dividends declared ($.305 per share)	—	—	—	(20.6)	—	—	(20.6)
Exercise of stock options	1,451,143	0.3	33.5	—	—	—	33.8
Employee stock purchase plan	114,659	—	3.0	—	—	—	3.0
Tax benefit relating to stock options	—	—	3.7	—	—	—	3.7
Repurchase and retirement of common stock	(5,124,306)	(1.0)	(40.4)	(113.7)	—	—	(155.1)
Directors’ fees	6,967	—	0.2	—	—	—	0.2
Restricted stock units earned	—	—	—	—	—	1.1	1.1
Stock grants earned	—	—	—	—	—	1.5	1.5

Balance, June 3, 2006	66,034,452	$13.2	$—	$192.2	$(63.3)	$(3.7)	$138.4

Consolidated Statements of Cash Flows

	Fiscal Years Ended
(In Millions)	June 3, 2006	May 28, 2005	May 29, 2004
Cash Flows from Operating Activities:
Net earnings	$99.2	$68.0	$42.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Cumulative effect of a change in accounting principle, net of tax (Note 4)	—	—	0.5
Other (Note 20)	51.2	41.3	39.9

Net Cash Provided by Operating Activities	150.4	109.3	82.7

Cash Flows from Investing Activities:
Notes receivable repayments	67.8	27.9	48.0
Notes receivable issued	(65.6)	(27.4)	(48.9)
Short-term investment purchases	(11.6)	(18.7)	(9.0)
Short-term investment sales	9.8	15.2	9.3
Capital expenditures	(50.8)	(34.9)	(26.7)
Proceeds from sales of property and equipment	1.6	0.4	6.7
Proceeds from disposal of owned dealers (Note 2)	2.1	—	—
Net cash paid for acquisitions (Note 2)	—	(0.7)	(0.2)
Other, net	(0.9)	(1.9)	(1.1)

Net Cash Used for Investing Activities	(47.6)	(40.1)	(21.9)

Cash Flows from Financing Activities:
Short-term debt repayments (Note 4)	—	(1.5)	—
Long-term debt repayments	(13.0)	(13.0)	(14.8)
Dividends paid	(20.3)	(20.4)	(10.6)
Common stock issued (Note 14)	37.0	59.9	27.4
Common stock repurchased and retired (Note 14)	(155.1)	(131.6)	(62.0)

Net Cash Used for Financing Activities	(151.4)	(106.6)	(60.0)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	1.0	2.6	2.7

Net Increase (Decrease) in Cash and Cash Equivalents	(47.6)	(34.8)	3.5
Cash Increase from Cumulative Effect of a Change in Accounting Principle (Note 4)	—	—	0.2
Cash and Cash Equivalents, Beginning of Year	154.4	189.2	185.5

Cash and Cash Equivalents, End of Year	$106.8	$154.4	$189.2

Notes to the Consolidated Financial Statements
1. Significant Accounting and Reporting Policies
The following is a summary of significant accounting and reporting policies not reflected elsewhere in the accompanying financial statements.
Principles of Consolidation The consolidated financial statements include the accounts of Herman Miller, Inc., and its majority-owned domestic and foreign subsidiaries. Effective May 29, 2004, the consolidated financial statements also include variable interest entities (VIEs) of which Herman Miller, Inc. is the primary beneficiary as further described in Note 4, Variable Interest Entities. The consolidated entities are collectively referred to as the “company.” All intercompany accounts and transactions, including those involving VIEs, have been eliminated in the consolidated financial statements.
Description of Business The company researches, designs, manufactures and distributes interior furnishings, for use in various environments including office, healthcare, educational, and residential settings, and provides related services that support companies all over the world. The company’s products are sold primarily to or through independent contract office furniture dealers. Accordingly, accounts and notes receivable in the accompanying balance sheets are principally amounts due from the dealers.
Fiscal Year The company’s fiscal year ends on the Saturday closest to May 31. Fiscal 2006, the year ending June 3, 2006, contained 53 weeks while the fiscal years ended May 28, 2005, and May 29, 2004, contained 52 weeks. These fiscal periods are the basis upon which weekly average data is presented. The extra week in fiscal 2006 is required approximately every six years in order to realign our fiscal-calendar-end dates with the actual calendar months.
Foreign Currency Translation The functional currency for foreign subsidiaries is the local currency. The cumulative effect of translating the balance sheet accounts from the functional currency into the United States dollar at current exchange rates, and revenue and expense accounts using average exchange rates for the period, is reflected as a component of accumulated comprehensive income (loss) in the Consolidated Statements of Shareholders’ Equity. Gains arising from remeasuring all foreign currency transactions into the appropriate functional currency, which were included in “Other Expenses (Income)” in the Consolidated Statements of Income, totaled $0.3 million, $0.2 million, and $0.1 million for the years ended June 3, 2006, May 28, 2005, and May 29, 2004, respectively.
Cash Equivalents The company holds cash equivalents as part of its cash management function. Cash equivalents include money market funds, time deposit investments, and treasury bills with original maturities of less than three months. The carrying value of cash equivalents, which approximates fair value, totaled $68.3 million and $101.1 million as of June 3, 2006, and May 28, 2005, respectively. All cash and cash equivalents are high-credit quality financial instruments, and the amount of credit exposure to any one financial institution or instrument is limited.
Short-Term Investments The company maintains a portfolio of short-term investments comprised of investment grade fixed-income securities. These investments are held by the company’s wholly owned insurance captive and are considered “available-for-sale” as defined in Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, they have been recorded at fair market value based on quoted market prices, with the resulting net unrealized holding gains or losses reflected net of tax as a component of “Accumulated Other Comprehensive Loss” in the Consolidated Statements of Shareholders’ Equity.
All marketable security transactions are recognized on the trade date. Realized gains and losses on disposal of available-for-sale investments are included in “Interest and other investment income” in the Consolidated Statements of Operations. Net investment income recognized in the Consolidated Statements of Operations for available-for-sale investments totaled $0.7 million, $0.7 million, and $0.5 million for the years ended June 3, 2006, May 28, 2005, and May 29, 2004, respectively.

The following is a summary of the carrying and market values of the company’s short-term investments as of the dates indicated.

	June 3, 2006
		Unrealized	Unrealized	Market
(In Millions)	Cost	Gain	Loss	Value
U.S. Government & Agency Debt	$2.5	$—	$(0.1)	$2.4
Corporate Bonds	7.8	—	(0.2)	7.6
Mortgage-Backed	4.6	—	(0.1)	4.5
Other Debt	0.7	—	—	0.7

Total	$15.6	$—	$(0.4)	$15.2

	May 28, 2005
		Unrealized	Unrealized	Market
(In Millions)	Cost	Gain	Loss	Value
U.S. Government & Agency Debt	$3.7	$0.1	$—	$3.8
Foreign Government Debt	0.5	—	—	0.5
Corporate Bonds	5.3	0.1	—	5.4
Mortgage-Backed	4.0	—	—	4.0
Other Debt	0.2	—	—	0.2

Total	$13.7	$0.2	$—	$13.9

Maturities of short-term investments as of June 3, 2006, are as follows.

(In Millions)	Cost	Market Value
Due within one year	$0.4	$0.4
Due after one year through five years	9.7	9.5
Due after five years	5.5	5.3

Total	$15.6	$15.2

Accounts Receivable Allowances Reserves for uncollectible accounts receivable balances are based on known customer exposures, historical credit experience, and the specific identification of other potential problems, including the economic climate. Fully reserved balances are written off against the reserve once the company determines the probability of collection to be remote. The company generally does not require collateral or other security on trade accounts receivable.
Property, Equipment, and Depreciation Property and equipment are stated at cost. The cost is depreciated over the estimated useful lives of the assets, using the straight-line method. Estimated useful lives range from 3 to 10 years for machinery and equipment and do not exceed 40 years for buildings. Leasehold improvements are depreciated over the lesser of the lease term or the assets’ useful life, not to exceed 10 years. The company capitalizes certain external and internal costs incurred in connection with the development, testing, and installation of software for internal use. Software for internal use is included in property and equipment and is depreciated over an estimated useful life of 5 years or less. The company re-classified assets with a net carrying value of $0.4 million to current assets held for sale in the Consolidated Balance Sheet at May 28, 2005, related to a warehouse/storage facility in West Michigan that the company previously exited. During the first quarter of fiscal 2006, the sale of these assets was finalized. As a result of the sale, the company received proceeds of $0.7 million and recognized a gain on sale of $0.2 million. As of the end of fiscal 2006, outstanding commitments for future capital purchases approximated $11.0 million.

Long-Lived Assets The company assesses the recoverability of its long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This assessment is performed whenever events or circumstances such as current and projected future operating losses or changes in the business climate indicate that the carrying amount may not be recoverable. Assets are grouped and evaluated at the lowest level for which there are independent and identifiable cash flows. The company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows (undiscounted and without interest charges) expected to result from the use of the asset. If the carrying amount of the asset exceeds the expected future cash flows, the company measures and records an impairment loss for the excess of the carrying value of the asset over its fair value. The estimation of fair value is made by discounting the expected future cash flows at the rate the company uses to evaluate similar potential investments based on the best information available at that time.
Refer to Note 3, Restructuring Charges, for discussion of impairments recognized during fiscal year 2004 in connection with the company’s restructuring activities.
Goodwill and Other Intangible Assets The company’s recorded goodwill at June 3, 2006 is associated with the North American Furniture Solutions segment, which described in further detail in Note 22. The company is required to test the carrying value of goodwill for impairment at the “reporting unit” level annually or more frequently if a triggering event occurs under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. As a matter of practice, the company performs the required annual impairment testing of goodwill during the fourth quarter of each fiscal year. The annual testing performed indicated the fair value exceeded the recorded carrying value of the company’s goodwill assets, and accordingly no impairment charge was required for the years ending June 3, 2006, May 28, 2005, and May 29, 2004. In addition, the carrying amount of goodwill during fiscal years 2006 and 2005 did not change.
SFAS 142 also requires the company to evaluate its acquired intangible assets to determine whether any have “indefinite useful lives.” Under this accounting standard, intangible assets with indefinite useful lives, if any, are not subject to amortization. The company has not classified any of its other intangible assets as having indefinite useful lives and, accordingly, amortizes them over their remaining useful lives. The company amortizes its other intangible assets using the straight-line method over periods ranging from 8 to 17 years.
Other intangible assets are comprised of patents, trademarks, and intellectual property rights with a combined gross carrying value and accumulated amortization of $10.9 million and $4.8 million, respectively, as of June 3, 2006. As of May 28, 2005, these amounts totaled $9.7 million and $4.0 million, respectively.
Estimated amortization expense for intangible assets as of June 3, 2006, for each of the succeeding five fiscal years is as follows.

(In Millions)
2007	$1.1
2008	1.0
2009	1.0
2010	1.0
2011	1.0
Notes Receivable The notes receivable are primarily from certain independent contract office furniture dealers. These notes are the result of dealers in transition either through a change in ownership or general financial difficulty. The notes generally are collateralized by the assets of the dealers and bear interest based on the prevailing prime rate. Recorded reserves are based on historical credit experience, collateralization levels, and the specific identification of other potential collection problems. Interest income relating to these notes was $0.4 million, $0.4 million, and $0.5 million in fiscal 2006, 2005, and 2004, respectively.

Unfunded Checks As a result of maintaining a consolidated cash management system, the company utilizes controlled disbursement bank accounts. These accounts are funded as checks are presented for payment, not when checks are issued. Any resulting book overdraft position is included in current liabilities as unfunded checks.
Self-Insurance The company is partially self-insured for general liability, workers’ compensation, and certain employee health benefits under insurance arrangements that provide for third-party coverage of claims exceeding the company’s loss retention levels. The company’s retention levels designated within significant insurance arrangements as of June 3, 2006 are as follows:

Retention Levels

General Liability and Auto Liability/Physical Damage	$1.00 million per occurrence
Workers’ Compensation and Property	$0.75 million per occurrence
Health Benefits	$0.20 million per employee
The company’s policy is to accrue amounts equal to the actuarially determined liabilities for loss and loss adjustment expenses, which are included in “Other Liabilities” in the Consolidated Balance Sheets. The actuarial valuations are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as legal actions, medical costs, and changes in actual experience could cause these estimates to change in the near term. The general and workers’ compensation liabilities are managed through a wholly owned insurance captive.
Research, Development, Advertising, and Other Related Costs Research, development, advertising materials, pre-production and start-up costs are expensed as incurred. Research and development (R&D) costs consist of expenditures incurred during the course of planned search and investigation aimed at discovery of new knowledge useful in developing new products or processes. R&D costs also include the significant enhancement of existing products or production processes and the implementation of such through design, testing of product alternatives, or construction of prototypes. Royalty payments made to designers of the company’s products as the products are sold are not included in research and development costs, as they are a variable cost based on product sales. Research and development costs, included in “Design and Research” expense in the accompanying Consolidated Statements of Operations, were $34.3 million, $32.7 million, and $34.6 million, in fiscal 2006, 2005, and 2004, respectively. Advertising costs, included in “Selling, general, and administrative” expense in the accompanying Consolidated Statements of Operations, were $3.2 million, $2.7 million, and $1.9 million, in fiscal 2006, 2005, and 2004, respectively.
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
Stock-Based Compensation The company has several stock-based compensation plans, which are described fully in Notes 15 and 16, Stock Plans and Key Executive and Director Stock Programs. The company accounts for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Under this method, which continues to be acceptable under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement No. 123,” compensation expense is only recognized when the market price of the stock underlying an award on the date of grant exceeds any related exercise price. In December 2004, the FASB issued a revision of SFAS No. 123, “Share-Based Payment” (SFAS 123(R)), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. Refer to the New Accounting Standards section of this Note, for further information regarding this new accounting standard and its future application to the company.

The following table illustrates the effect on fiscal year net earnings and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation during the periods indicated with the Black-Scholes pricing model used for valuation of stock options.

(In Millions, Except Per Share Data)	2006	2005	2004
Net earnings, as reported	$99.2	$68.0	$42.3

Addback: Total stock-based employee compensation expense included in net earnings, as reported, net of related tax effects	1.6	1.1	0.9

Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3.4)	(7.2)	(11.4)

Pro forma net earnings	$97.4	$61.9	$31.8

Earnings per share:
Basic, as reported	$1.46	$0.97	$0.58
Basic, pro forma	$1.44	$0.88	$0.44
Diluted, as reported	$1.45	$0.96	$0.58
Diluted, pro forma	$1.42	$0.87	$0.44
Earnings per Share Basic earnings per share (EPS) excludes the dilutive effect of common shares that could potentially be issued, due to the exercise of stock options or the vesting of restricted shares, and is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted EPS for fiscal years 2006, 2005, and 2004, was computed by dividing net earnings by the sum of the weighted-average number of shares outstanding, plus all dilutive shares that could potentially be issued. Refer to Note 14, Common Stock and Per Share Information, for further information regarding the computation of EPS.
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

		Minimum	Unrealized	Total Accumulated
	Foreign Currency	Pension	Holding Period	Other
	Translation	Liability	Gains (Losses)	Comprehensive
(In Millions)	Adjustments	(net of tax)	(net of tax)	Income (Loss)
Balance, May 31, 2003	$(11.3)	$(52.3)	$1.0	$(62.6)
Other comprehensive gain/(loss) in fiscal 2004	3.4	2.2	(0.6)	5.0

Balance, May 29, 2004	(7.9)	(50.1)	0.4	(57.6)
Other comprehensive gain/(loss) in fiscal 2005	3.9	(10.4)	(0.3)	(6.8)

Balance, May 28, 2005	(4.0)	(60.5)	0.1	(64.4)
Other comprehensive gain/(loss) in fiscal 2006	1.2	0.3	(0.4)	1.1

Balance, June 3, 2006	$(2.8)	$(60.2)	$(0.3)	$(63.3)

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
Change in Accounting Principle The company adopted FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN46(R)), which was recognized as a cumulative effect of a change in accounting principle as of May 29, 2004. Refer to Note 4, Variable Interest Entities, for further discussion.
New Accounting Standards In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that fixed production overhead expenses be allocated to inventory based on the “normal capacity” of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred in fiscal years beginning after June 15, 2005. As such, the company is required to adopt these provisions at the beginning of fiscal year 2007. The company does not expect the adoption of SFAS 151 to have a material impact on its consolidated financial statements.
In December 2004, the FASB issued a revision of SFAS No. 123, “Share-Based Payment” (SFAS 123(R)), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. This statement focuses primarily on transactions in which an entity obtains employee services in exchange for share-based payments. Under SFAS 123(R), a public entity generally is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with such cost recognized over the requisite service period. This new accounting treatment is also required for any share-based payments to the company’s Board of Directors. SFAS 123(R) also requires an entity to provide certain disclosures in order to assist in understanding the nature of share-based payment transactions and the effects of those transactions on the financial statements. Registrants are required to adopt SFAS 123(R) no later than the beginning of the fiscal year beginning after June 15, 2005. As such, the company is required to adopt the provisions of SFAS 123(R) at the beginning of fiscal 2007. The company plans to adopt this new method of accounting using the modified prospective method, as defined within the transition provisions of SFAS 123(R), and to continue using the Black-Scholes model to determine the fair value of stock options. Factoring in the impact of adopting SFAS 123(R) in the first quarter of fiscal 2007, it is estimated that the company will recognize total pre-tax compensation expense of approximately $5 million during fiscal 2007 associated with the company’s stock-based awards. This compares to pre-tax stock-based compensation expense of $2.6 million recognized in fiscal 2006. Further information regarding the pro-forma earnings effect of the company’s stock-based awards for fiscal 2006 is provided in Note 1. The company continues to evaluate the impact that the implementation guidance and provisions included in SFAS 123(R) will have on its consolidated financial statements.
In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143” (FIN 47). Under FIN 47, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Any uncertainty about the amount and/or timing of future settlement should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value. The provisions of FIN 47 are required to be applied no later than the end of fiscal years ending after December 15, 2005, although early adoption is encouraged. As such, the company adopted the provisions of FIN 47 at the end of fiscal 2006. The adoption of FIN 47 did not have an impact on the company’s consolidated financial statements.
In November 2005, the FASB issued Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP addresses the accounting and disclosure for other-than-temporary impairments of investments, essentially endorsing existing guidance with certain modifications. The guidance in the FSP is required to be applied to fiscal periods beginning after December 15, 2005, although early adoption is permitted. As such, the company adopted the provisions of this FSP effective at the beginning of the fourth quarter of fiscal 2006. The adoption of the FSP did not have an impact on the company’s consolidated financial statements.
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. Under FIN 48, the tax effects of a position should be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. FIN 48 also requires significant new annual disclosures in the notes to the financial statements. The effect of adjustments at adoption should be recorded directly to beginning retaining earnings in the period of adoption and reported as a change in accounting principle. Retroactive application is prohibited under FIN 48. The guidance in FIN 48 is required to be applied to fiscal years beginning after December 15, 2006. As such, the company is required to adopt FIN 48 at the beginning of fiscal 2008. The company is currently evaluating the impact of FIN 48 on its consolidated financial statements.
Reclassifications Certain prior year information has been reclassified to conform to the current year presentation.
2. Acquisitions and Divestitures
During the first quarter of fiscal 2005, the company acquired certain assets and liabilities of Office Interiors, Inc., a contract furniture dealership primarily based in Oklahoma City, Oklahoma, for $0.7 million. This resulted in the recognition of pre-tax income of $0.4 million due to the reversal of a financial guarantee liability because the company was released from the guarantee by the third-party as part of this transaction. The gain is reflected in “Other Expenses (Income)” in the Consolidated Statements of Operations. Refer to Note 21, Guarantees, Indemnifications, and Contingencies, for additional discussion related to this transaction. If this purchase had been effective the first day of fiscal 2004, there would have been no material effect on the company’s condensed consolidated financial statements for the periods presented.
During the first quarter of fiscal 2004, the company acquired for $0.2 million an additional ownership interest in OP Spectrum LLP, a contract furniture dealership based in Philadelphia, Pennsylvania. As a result of this transaction, which increased the company’s ownership interest to 90 percent, the dealership’s balance sheet and results of operations have been consolidated in the company’s financial statements since the date of acquisition. Prior to the transaction, the company’s investment in this dealership was accounted for under the equity method, with the company’s proportionate share of resulting earnings reported as a component of “Other Expense (Income)” in the Consolidated Statements of Operations. As of June 3, 2006, and May 28, 2005, minority interest in OP Spectrum of $0.1 million, net of negligible tax expense, was reflected in the Consolidated Balance Sheets.
During the first quarter of fiscal 2006, the company completed the sale of two wholly owned contract furniture dealerships: Workplace Resource based in Cleveland, Ohio, and WB Wood based in New York City, New York. The sale of these dealerships corresponds with the company’s strategy to continue pursuing opportunities to transition its owned dealerships to independent owners, as it is believed that independent ownership of contract furniture dealers is, on balance, the best model for a strong distribution network. The company ceased consolidation of the dealerships’ balance sheets and results of operations since the respective dates of sale. In connection with these sale transactions, the company received total consideration of $5.7 million, of which $2.1 million represented cash proceeds, for net assets with a carrying value of $5.4 million. This resulted in a pre-tax gain on sale of $0.3 million, which was reflected as an offset to “Selling, general, and administrative” expenses in the Consolidated Statements of Operations.
3. Restructuring and Impairment Charges
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
Restructuring charges recognized pursuant to the Plan include certain estimated qualifying exit costs. Those costs related to the restructuring actions announced during and subsequent to fiscal 2003, were recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.
The following table presents the pretax restructuring and impairment charges, by category, recorded pursuant to the Plan.

(In Millions)	2006	2005	2004
Severance and Outplacement	$—	$(0.2)	$6.1
Asset Impairments	—	—	(0.8)
Pension Related	0.1	0.8	0.2
Lease and Supplier Contract Terminations	—	—	1.1
Facility Exit Costs and Other	0.4	0.4	3.7

Total	$0.5	$1.0	$10.3

The company completed substantially all of its remaining restructuring initiatives under the Plan during fiscal year 2004. These included the sale of the Holland, Michigan Chair Plant facility and the completion of the Canton consolidation. The company also completed the consolidation of the Formcoat operation and terminated the related facility lease.
Restructuring expenses in fiscal 2004 relating to the Canton and Formcoat moves totaled approximately $10.6 million. These charges included a $0.5 million credit related to a pension curtailment benefit resulting from the Canton closure. In addition to these Canton and Formcoat expenses, the company recognized other pension-related expenses of approximately $0.7 million associated with the workforce reduction announced late in fiscal 2003. The Chair Plant sale resulted in proceeds of approximately $6.0 million and a gain of a $0.8 million, which was treated as a reduction of restructuring expenses. The remaining net credit for the year related to adjustments of the expected sub-lease timing for facilities previously exited as part of the Plan.

The restructuring charges recognized during fiscal 2005 and 2006 primarily related to the Canton consolidation. The charges resulted mainly from continuing building carrying costs on the Canton facility and pension-related settlements, which are recognized as terminated employees withdraw their assets from the retirement plan.
The company’s Canton, Georgia facility, which was exited in fiscal 2004, remains listed for sale. As a consequence of the Plan, during the fourth quarter of fiscal 2003, this facility was written down to its expected fair value. The carrying value of $7.5 million remains classified under the caption “Net Property and Equipment” in the Consolidated Balance Sheet as of June 3, 2006.
Asset impairment charges recorded in connection with the Plan during fiscal year 2004 were accounted for in accordance with SFAS 144. The impairment charges in connection with the Plan were with respect to long-lived assets, including real estate, fixed assets and manufacturing equipment from operations that the company had exited, which the company has transferred or intends to sell. The assets were written down to the lower of their carrying amounts or estimated fair values, less disposition costs. Fair value estimates were determined by the company’s management, with the assistance of independent appraisers, and were based on estimated proceeds from sale.
The following summarizes the restructuring accrual activity since the beginning of fiscal 2004. This summary does not include restructuring activity related to the impairment of fixed assets or the effect on the company’s employee retirement plans, as these items are not accounted for through the restructuring accrual on the Consolidated Balance Sheets but are included as a component of “Restructuring Expenses” in the Consolidated Statements of Operations. In addition, facility costs associated with the movement of inventory and equipment, as well as employee relocation and training related to the consolidation of production processes, are recognized as incurred and are not included in the ending restructuring accrual balance.

	Severance &	Lease & Supplier	Facility Exit
	Outplacement	Contract	Costs &
(In Millions)	Costs	Terminations	Other	Total
Accrual Balance, May 31, 2003	$1.9	$1.3	$2.0	$5.2
Restructuring Charges	6.4	1.3	4.0	11.7
Adjustments	(0.3)	(0.2)	(0.3)	(0.8)
Cash Payments	(7.0)	(1.4)	(4.4)	(12.8)

Accrual Balance, May 29, 2004	1.0	1.0	1.3	3.3
Restructuring Charges	—	—	0.4	0.4
Adjustments	(0.2)	—	—	(0.2)
Cash Payments	(0.8)	(0.1)	(1.0)	(1.9)

Accrual Balance, May 28, 2005	—	0.9	0.7	1.6
Restructuring Charges	—	—	0.4	0.4
Cash Payments	—	(0.2)	(0.7)	(0.9)

Accrual Balance, June 3, 2006	$—	$0.7	$0.4	$1.1

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
Due to the company’s history of providing ongoing subordinated financial support to these dealerships, through consolidation the company recognized all net losses of the VIEs in excess of the equity at the dealerships. The company recognized net earnings of these VIEs only to the extent of recouping the company’s associated losses previously recognized. Earnings in excess of the company’s losses were excluded from the company’s earnings and attributed to equity owners of the dealerships by recording such earnings as minority interest on the company’s financial statements.

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
During the first quarter of fiscal 2005, a qualifying triggering event occurred with one of the VIEs, which resulted in reconsideration under FIN 46(R). Based on this reconsideration, it was determined that the company was no longer considered the primary beneficiary. As such, the company recorded the ownership transition and ceased consolidation of the independent dealership in the first quarter of fiscal 2005. This resulted in a pre-tax gain of $0.5 million, which is reflected in “Other Expenses (Income)” in the Consolidated Statements of Operations. In connection with this ownership transition, the company incurred a $1.5 million cash outflow in the first quarter of fiscal 2005 related to the payment of the outstanding bank debt of the VIE.
During the first quarter of fiscal 2006, a qualifying triggering event occurred with the remaining VIE which resulted in reconsideration under FIN 46(R). Based on this reconsideration, it was determined that the company was no longer considered the primary beneficiary. As such, the company ceased consolidation of the independent dealership in the first quarter of fiscal 2006. This resulted in a pre-tax loss of $0.1 million which is reflected in “Other Expenses (Income)” in the Consolidated Statements of Operations.
The consolidation of the VIE during fiscal 2006 increased net sales by $6.8 million before its consolidation ceased in the first quarter. Net earnings for the same period were not significantly affected, excluding the loss on ceasing consolidation, as the resulting earnings were primarily attributed to and therefore offset by minority interest of $0.7 million. During fiscal 2005, the consolidation of VIEs increased net sales by $13.2 million and reduced net earnings by $0.1 million, excluding the gain on the ownership transition in the first quarter.
The effect of consolidating the VIE on the company’s Consolidated Balance Sheet at May 28, 2005, was an increase in both the company’s assets and liabilities of approximately $1.3 million.
5. Inventories

	June 3,	May 28,
(In Millions)	2006	2005
Finished goods	$22.5	$22.0
Work in process	12.7	15.5
Raw materials	11.9	9.9

Total	$47.1	$47.4

Inventories are valued at the lower of cost or market and include material, labor, and overhead. The inventories of the majority of domestic manufacturing subsidiaries are valued using the last-in, first-out (LIFO) method. The inventories of all other subsidiaries are valued using the first-in, first-out method. Inventories valued using the LIFO method amounted to $18.2 million and $18.0 million as of June 3, 2006 and May 28, 2005, respectively. If all inventories had been valued using the first-in, first-out method, inventories would have been $11.1 million and $10.4 million higher than reported at June 3, 2006 and May 28, 2005, respectively.

6. Prepaid Expenses and Other

	June 3,	May 28,
(In Millions)	2006	2005
Deferred income taxes – Current (Note17)	$16.3	$15.4
Other	31.6	35.2

Total	$47.9	$50.6

7. Other Assets

	June 3,	May 28,
(In Millions)	2006	2005
Notes receivable, less allowance of $2.6 in 2006 and $1.4 in 2005	$2.0	$1.4
Pension intangible (Note 13)	1.4	1.5
Other intangibles, net (Note 1)	6.1	5.7
Deferred income taxes — Long-Term (Note17)	4.8	6.5
Other	21.1	21.7

Total	$35.4	$36.8

8. Accrued Liabilities

	June 3,	May 28,
(In Millions)	2006	2005
Compensation and employee benefits	$97.4	$74.9
Restructuring (Note 3)	1.1	1.6
Income taxes (Note 17)	10.6	11.6
Other taxes	8.4	13.4
Unearned revenue	15.3	16.5
Warranty reserves (Note 21)	14.9	13.0
Other	29.9	28.7

Total	$177.6	$159.7

9. Other Liabilities

	June 3,	May 28,
(In Millions)	2006	2005
Pension benefits (Note 13)	$15.2	$34.8
Post-retirement benefits (Note 13)	8.4	8.4
Other	30.6	25.8

Total	$54.2	$69.0

10. Notes Payable
The company has available an unsecured revolving credit facility that provides for $150 million of borrowings and expires in October 2009. The agreement has an accordion feature enabling the credit facility to be increased by an additional $50 million, subject to customary conditions. Outstanding borrowings under the agreement bear interest at rates based on the prime, certificates of deposit, LIBOR, or negotiated rates as outlined in the agreement. Interest is payable periodically throughout the period a borrowing is outstanding. As of June 3, 2006, and May 28, 2005, the only usage against this facility related to outstanding standby letters of credit totaling approximately $13.2 million and $12.8 million, respectively.

11. Long-Term Debt

	June 3,	May 28,
(In Millions)	2006	2005
Series A senior notes, 6.37%, due March 5, 2006	$—	$10.0
Series C senior notes, 6.52%, due March 5, 2008	6.0	9.0
Debt securities, 7.125%, due March 15, 2011	175.0	175.0
Fair value of interest rate swap arrangements	(2.2)	—

Subtotal	178.8	194.0
Less: current portion	3.0	13.0

Total	$175.8	$181.0

The company previously issued $100.0 million of senior notes in a private placement to seven insurance companies of which $6.0 million and $19.0 million was outstanding at June 3, 2006, and May 28, 2005, respectively. During fiscal 2006, the company made the final scheduled payment on the Series A senior notes that were due on March 5, 2006.
Provisions of the senior notes and the unsecured senior revolving credit loan restrict, without prior consent, the company’s borrowings, long-term leases, and sale of certain assets. In addition, the company has agreed to maintain certain financial performance ratios, which are based on earnings before taxes, interest expense, depreciation and amortization. At June 3, 2006, the company was in compliance with all of these restrictions and performance ratios.
On March 6, 2001, the company sold publicly registered debt securities totaling $175 million. These notes mature on March 15, 2011, and bear an annual interest rate of 7.125 percent, with interest payments due semi-annually.
Annual maturities of long-term debt for the five fiscal years subsequent to June 3, 2006, are as follows (in millions): 2007–$3.0; 2008–$3.0; 2009–$0.0; 2010–$0.0; 2011–$175.0; thereafter $0.0. These amounts exclude the recorded fair value of the company’s interest rate swap arrangements, which had a combined fair value of negative $2.2 million as of June 3, 2006. Additional information regarding interest rate swaps is provided in Note 19, Financial Instruments with Off-Balance Sheet Risk.
12. Operating Leases
The company leases real property and equipment under agreements that expire on various dates. Certain leases contain renewal provisions and generally require the company to pay utilities, insurance, taxes, and other operating expenses.
Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of June 3, 2006, are as follows (in millions): 2007–$18.9; 2008–$15.7; 2009–$10.7; 2010–$7.0; 2011–$5.5; thereafter $10.6.
Total rental expense charged to operations was $25.6 million, $26.3 million, and $25.6 million, in fiscal 2006, 2005, and 2004, respectively. Substantially all such rental expense represented the minimum rental payments under operating leases.
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
In fiscal 2005, the pretax minimum pension liability increased by $14.7 million primarily as a result of a reduction in the discount rate assumption. During fiscal 2006, the pretax minimum pension liability declined by $0.7 million primarily as a result of an increase in the fair value of plan assets. In each of these years, the company recorded the adjustment to its minimum pension liability, net of taxes, as a component of “Accumulated Other Comprehensive Loss” in the Consolidated Statements of Shareholders’ Equity.
Benefit Obligations and Funded Status
The following table presents, for the fiscal years noted, a summary of the changes in the projected benefit obligation, plan assets, and funded status of the company’s domestic and international pension and post-retirement plans.

					Post-Retirement
	Pension Benefits				Benefits
	2006		2005		2006	2005
(In Millions)	Domestic	International	Domestic	International
Change in benefit obligation:
Benefit obligation at beginning of year	$255.7	$58.3	$234.9	$47.3	$17.8	$15.4
Service cost	8.3	1.7	8.0	1.6	—	—
Interest cost	14.3	3.1	14.9	2.7	1.0	1.0
Foreign exchange impact	—	2.2	—	0.3	—	—
Actuarial (gain)/loss	(5.1)	8.5	10.9	6.8	(1.1)	3.1
Employee contributions	—	0.4	—	0.3	—	—
Amendments(1)	—	—	1.0	—	—	—
Benefits paid	(17.3)	(0.8)	(14.0)	(0.7)	(1.6)	(1.7)

Benefit obligation at end of year	$255.9	$73.4	$255.7	$58.3	$16.1	$17.8

Change in plan assets:
Fair value of plan assets at beginning of year	$231.8	$41.9	$199.9	$33.9	$—	$—
Actual return on plan assets	17.4	6.8	22.8	5.7	—	—
Foreign exchange impact	—	1.7	—	0.2	—	—
Employer contributions	20.2	4.5	23.1	2.5	1.6	1.7
Employee contributions	—	0.4	—	0.3	—	—
Benefits paid	(17.3)	(0.8)	(14.0)	(0.7)	(1.6)	(1.7)

Fair value of plan assets at end of year	$252.1	$54.5	$231.8	$41.9	$—	$—

Funded status	$(3.8)	$(18.9)	$(23.9)	$(16.4)	$(16.1)	$(17.8)
Unrecognized transition amount	—	0.1	—	0.1	—	—
Unrecognized net actuarial loss	92.0	24.6	97.6	19.9	7.3	9.0
Unrecognized prior service cost	(14.0)	—	(16.1)	—	0.4	0.4

Prepaid (accrued) benefit cost	$74.2	$5.8	$57.6	$3.6	$(8.4)	$(8.4)

(1)	Represents the effect of plan changes in fiscal 2005 regarding specified benefit payment rates.

The components of prepaid/(accrued) benefit cost recorded in the Consolidated Balance Sheets are as follows:

					Post-Retirement
	Pension Benefits				Benefits
	2006		2005		2006	2005
(In Millions)	Domestic	International	Domestic	International
Prepaid benefit cost	$74.9	$5.8	$58.3	$3.6	$—	$—
Accrued benefit liability	(78.7)	(17.2)	(82.1)	(14.6)	(8.4)	(8.4)
Minimum pension liability	76.7	17.1	80.0	14.5	—	—
Intangible asset	1.3	0.1	1.4	0.1	—	—

Prepaid (accrued) benefit cost	$74.2	$5.8	$57.6	$3.6	$(8.4)	$(8.4)

The accumulated benefit obligation for the company’s domestic employee benefit plans totaled $255.9 million and $255.7 million as of the end of fiscal years 2006 and 2005, respectively. For its international plans, these amounts totaled $65.8 million and $52.9 million as of the same dates, respectively.
Components of Net Periodic Benefit Costs
The following table is a summary of the annual cost of the company’s pension and post-retirement plans.

				Post-Retirement
	Pension Benefits			Benefits
(In Millions)	2006	2005	2004	2006	2005	2004
Domestic:
Service cost	$8.3	$8.0	$8.2	$—	$—	$—
Interest cost	14.3	14.9	13.2	1.0	1.0	0.9
Expected return on plan assets	(21.1)	(22.3)	(20.3)	—	—	—
Net amortization (gain)/loss	2.0	(1.0)	(2.1)	0.6	0.6	0.5

Net periodic benefit cost (credit)	$3.5	$(0.4)	$(1.0)	$1.6	$1.6	$1.4

International:
Service cost	$1.7	$1.6	$1.8
Interest cost	3.1	2.7	2.2
Expected return on plan assets	(3.4)	(3.4)	(2.6)
Net amortization	1.0	0.3	0.3

Net periodic benefit cost	$2.4	$1.2	$1.7

In addition, the net impact of pension-related settlements and curtailments associated with restructuring actions totaled $0.1 million, $0.8 million, and $0.2 million, in fiscal years 2006, 2005, and 2004, respectively, as further discussed in Note 3, Restructuring Charges.
In connection with the initial adoption of FSP 106-2 on August 29, 2004 and the finalization of the Medicare Part D Prescription Drug Rules on January 28, 2005, the company determined that its retiree healthcare plan provides a benefit that is actuarially equivalent to that provided in Medicare Part D coverage and remeasured its plans’ accumulated postretirement benefit obligation (APBO) to incorporate applicable effects of the Act since its date of enactment. The remeasurements were taken in the second quarter and third quarter of fiscal 2005, which resulted in a reduction to the APBO for the subsidy related to benefits attributed to past service. This reduction in the APBO was accounted for as an actuarial experience gain. As permitted under FSP 106-2, the company elected to apply the results of the remeasurements prospectively. As such, the gain has been included in the total unrecognized net actuarial loss for the plan and will be accounted for through amortization in future periods as a reduction of net periodic benefit cost.

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

	2006	2005	2004
(Percentages)
Weighted average assumptions used to determine benefit obligations:
Discount rate:
U.S. pension plans	6.50	5.75	6.50
International pension plan	5.00	5.25	5.75
Post-retirement plan	6.50	5.75	6.50
Rate of compensation increase:
U.S. pension plans	4.50	4.50	4.50
International pension plan	4.25	4.25	4.25
Weighted average assumptions used to determine net benefit cost:
Discount rate:
U.S. pension plans	5.75	6.50	6.00
International pension plan	5.25	5.75	5.25
Post-retirement plan	5.75	6.50	6.00
Expected return on plan assets:
U.S. pension plans	8.50	8.50	8.50
International pension plan	8.00	8.00	7.00
Rate of compensation increase:
U.S. pension plans	4.50	4.50	4.50
International pension plan	4.25	4.25	4.00
The company evaluates the reasonableness of these assumptions on an annual basis taking into consideration long-term trends and overall market conditions that may affect the cost of providing the benefits under its pension and post-retirement plans.
The discount rate assumption is established at the end of the fiscal year based on high-quality corporate bond yields. The company utilizes the services of an independent actuarial firm to analyze and recommend an appropriate rate. For the domestic pension and other post-retirement benefit plans, the actuary uses a “bond-matching” technique, which compares the estimated future cash flows of the plan to various corporate bond portfolios with similar cash flow durations. The discount rate for the company’s international pension plan is set based on the yield level of a commonly used corporate bond index. Because the average duration of the bonds underlying this index is less than that of the company’s international pension plan liabilities, the index yield is used as a reference point. The final discount rate is based on a recommendation from an independent actuarial consultant after taking into consideration the index yield and the difference in comparative durations.

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
In calculating post-retirement benefit obligations, a 10 percent annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2006, decreasing gradually to 5.0 percent by 2010 and remaining at that level thereafter. For purposes of calculating post-retirement benefit costs, an 11.0 percent annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2006, decreasing gradually to 5.0 percent by 2010 and remaining at that level thereafter.
Assumed health care cost-trend rates have a significant effect on the amounts reported for retiree health care costs. A one-percentage-point change in the assumed health care cost-trend rates would have the following effects:

	1 Percent	1 Percent
(In Millions)	Increase	Decrease
Effect on total fiscal 2006 service and interest cost components	$0.1	$(0.1)
Effect on post-retirement benefit obligation at June 3, 2006	$1.2	$(1.1)
Plan Assets and Investment Strategies
The company’s primary domestic and international plan assets consist mainly of listed common stocks, mutual funds, and fixed income obligations. Plan assets as of June 3, 2006, included 483,566 shares of Herman Miller, Inc. common stock with a market value of approximately $14.7 million. Dividends paid during fiscal 2006 on the shares of Herman Miller, Inc. common stock outstanding totaled approximately $0.2 million.
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

The asset allocation for the company’s primary pension plans at the end of fiscal 2006 and 2005 and the target allocation by asset category are as follows:
Primary Domestic Plan

		Actual Percentage of
	Targeted Asset	Plan Assets at
(Percentages)	Allocation	Year-End
Asset Category		2006	2005
Equities	59 – 91	72.9	71.1
Fixed Income	20 – 28	24.3	28.0
Other (1)	0 – 5	2.8	0.9

Total		100.0	100.0

Primary International Plan

		Actual Percentage of
	Targeted Asset	Plan Assets at
(Percentages)	Allocation	Year-End
Asset Category		2006	2005
Equities	65 – 90	85.3	83.9
Bonds	0 – 15	8.1	11.1
Index Linked	0 – 10	0.4	—
Real Estate	0 – 10	0.9	2.2
Other (1)	0 – 10	5.3	2.8

Total		100.0	100.0

(1)	Primarily includes cash and equivalents.
Cash Flows
In fiscal 2006, the company made cash contributions totaling $24.7 million to its employee pension plans. In fiscal 2005, contributions totaled $25.6 million. In both years, the majority of the contributions related to the company’s primary domestic plan. The company is currently determining what voluntary pension plan contributions, if any, will be made in fiscal 2007. Actual contributions will be dependent upon investment returns, changes in pension obligations, and other economic and regulatory factors.
The company contributed $1.6 million and $1.7 million to its post-retirement benefit plan in fiscal 2006 and 2005, respectively.

The following represents a summary of the benefits expected to be paid by the company in future fiscal years. These expected benefits were estimated based on the same actuarial valuation assumptions that were used to determine benefit obligations at year-end.

(In Millions)		Post-Retirement Benefits
		Before	Effects of	After
	Pension	Medicare Act	Medicare Act	Medicare Act
	Benefits	Subsidy	Subsidy	Subsidy
Domestic:
2007	$20.4	$1.9	$(0.3)	$1.6
2008	20.8	1.9	(0.3)	1.6
2009	21.5	1.9	(0.3)	1.6
2010	23.6	1.9	(0.3)	1.6
2011	19.0	1.9	(0.3)	1.6
2012-2016	111.2	8.5	(1.5)	7.0

International:
2007	$0.9
2008	1.0
2009	1.1
2010	1.2
2011	1.4
2012-2016	7.7
Profit Sharing and 401(k) Plan
Domestically, Herman Miller, Inc., has a trusteed profit sharing plan that includes substantially all employees. These employees are eligible to begin participating at the beginning of the quarter following their date of hire. The plan provides for discretionary contributions (payable in the company’s common stock) of not more than 6.0 percent of employees’ wages based on the company’s financial performance. The cost of the company’s profit sharing contributions charged against operations in fiscal 2006, 2005, and 2004, was $13.9 million, $8.8 million, and $3.8 million, respectively.
The company matches 50 percent of employee contributions to their 401(k) accounts up to 6.0 percent of their pay. The cost of the company’s matching contributions charged against operations was approximately $6.7 million, $6.0 million, and $5.6 million, in fiscal 2006, 2005, and 2004, respectively.
14. Common Stock and Per Share Information
The following table reconciles the numerators and denominators used in the calculations of basic and diluted EPS for each of the last three fiscal years.

(In Millions, Except Shares)	2006	2005	2004
Numerators:
Numerators for both basic and diluted EPS, net earnings	$99.2	$68.0	$42.3

Denominators:
Denominators for basic EPS, weighted-average common shares outstanding	67,861,900	70,174,618	72,567,476
Potentially dilutive shares resulting from stock plans	639,239	654,409	505,431

Denominator for diluted EPS	68,501,139	70,829,027	73,072,907

Dilutive EPS excludes options where the exercise price exceeded the average market price of the company’s common stock, since the effect would be anti-dilutive. The number of stock options outstanding, which met this criterion and thus were excluded from the calculation of diluted EPS, and the range of exercise prices were: 369,817 shares at $31.00 - $33.52 for fiscal 2006, 676,170 shares at $29.75 — $32.50 for fiscal 2005, and 3,776,172 shares at $24.20 — $32.50 for fiscal 2004.

15. Stock Plans
Employee Stock Purchase Plan Under the terms of the company’s Employee Stock Purchase Plan, 4 million shares of authorized common stock were reserved for purchase by plan participants at 85.0 percent of the market price. At June 3, 2006, 2,159,406 shares remained available for purchase through the plan, and there were approximately 5,773 employees eligible to participate in the plan, of which 1,647, or approximately 28.5 percent, were participants. During fiscal 2006, 2005, and 2004, employees purchased 114,659 shares for the weighted-average fair value of $25.68; 125,845 shares for the weighted-average fair value of $23.09; and 130,857 shares for the weighted-average fair value of $21.48, respectively.
Stock Option Plans The company has stock option plans under which options to purchase the company’s stock are granted to employees and non-employee directors at a price not less than the market price of the company’s common stock on the date of grant. All options become exercisable between one year and three years from date of grant and expire two to ten years from date of grant. At June 3, 2006, there were 5,440,843 shares available for future options.
The company’s Long-Term Incentive Plan, along with the Nonemployee Officer and Director Stock Option Plan, allows for reload options. Reload options provide for the purchase of shares equal to the number of shares delivered as payment upon exercise of the original options plus the number of shares delivered to satisfy the minimum tax liability incurred in the exercise. The reload options retain the expiration date of the original options; however, the exercise price must equal the fair-market value on the date the reload options are granted. During fiscal 2006, 2005, and 2004, 81,641, 226,158 and 615,408 reload options, respectively, were granted.
A summary of shares subject to options follows.

		2006		2005		2004
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	2006	Exercise	2005	Exercise	2004	Exercise
	Shares	Prices	Shares	Prices	Shares	Prices
Outstanding at beginning of year	5,383,012	$24.64	7,857,838	$24.14	7,593,452	$23.59
Granted (1) , (2)	466,723	$32.29	249,761	$26.34	1,745,928	$23.59
Exercised	(1,450,967)	$23.30	(2,478,910)	$22.94	(1,246,009)	$19.61
Terminated	(68,060)	$31.56	(245,677)	$27.55	(235,533)	$26.38

Outstanding at end of year	4,330,708	$25.80	5,383,012	$24.64	7,857,838	$24.14

Exercisable at end of year	3,877,331	$25.05	5,133,251	$24.56	6,121,910	$24.29

(1)	Includes 110,010 options granted in fiscal 2006 with exercise prices equal to fair market value on the date of grant. The weighted average exercise price for these options totaled $28.36. The remaining 356,713 options granted in fiscal 2006 had exercise prices that exceeded the stock fair market value on the date of grant. The weighted average exercise price for these options totaled $33.51.

(2)	All options granted in fiscal years 2005 and 2004 had exercise prices equal to fair market value on the date of grant.

A summary of stock options outstanding at June 3, 2006, follows.

	Outstanding Stock Options			Exercisable Stock Options
		Weighted-
		Average	Weighted-		Weighted-
Range of		Remaining	Average		Average
Exercise Price	Shares	Contractual Life	Exercise Prices	Shares	Exercise Prices
$16.29-$23.87	1,706,435	3.08	$22.90	1,706,435	$22.90
$24.20-$27.36	1,705,595	4.65	$25.92	1,705,595	$25.92
$27.50-$33.52	918,678	5.07	$30.98	465,301	$29.74

Total	4,330,708	4.12	$25.80	3,877,331	$25.05

For purposes of computing pro-forma stock-based compensation costs of stock options granted under SFAS 123 as disclosed in Note 1, the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions.

	2006	2005	2004
Risk-free interest rates	3.72% – 4.38%	2.04% – 3.42%	1.35% – 3.65%
Expected term of options	1.6 – 5.0 years	1.2 – 4.0 years	1.4 – 4.0 years
Expected volatility	30%	28% – 31%	29% – 36%
Dividend yield	1.0%	1.0%	1.0%
Weighted-average fair-market value:
For options granted with exercise prices equal to the fair-market value of the stock on the date of grant	$7.68	$5.68	$6.36
For options granted with exercise prices greater than the fair-market value of the stock on the date of grant	$8.02	N/A	N/A
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

	2006	2005	2004
	Shares	Shares	Shares
Outstanding, at beginning of year	184,221	148,780	196,368
Granted	—	100,000	1,665
Forfeited	—	—	(1,500)
Vested	(43,737)	(64,559)	(47,753)

Outstanding, at end of year	140,484	184,221	148,780

The weighted-average per share fair value of the restricted common stock granted during fiscal years 2005 and 2004 was $25.80 and $20.06, respectively. The outstanding restricted stock has been recorded as unearned stock grant compensation and is included as a separate component of shareholders’ equity under the caption Key Executive Stock Programs. The unearned compensation is being charged to selling, general, and administrative expense over the five-year vesting period and was $1.5 million, $1.6 million, and $1.5 million, in fiscal 2006, 2005, and 2004, respectively. The weighted-average remaining life of the outstanding restricted shares at June 3, 2006 is 2.4 years.

Restricted Stock Units During fiscal 2005, the company adopted changes to its equity-based compensation program. This program reduced the number of stock options that were granted and introduces the use of restricted stock units. The program provides that the actual number of restricted stock units awarded is tied in part to the company’s annual financial performance. The awards generally vest over a five year service period, with prorated vesting for certain circumstances and continued vesting into retirement. Each restricted stock unit represents one equivalent share of the company’s common stock to be awarded, free of restrictions, after the vesting period. For financial statement purposes compensation expense is recognized over the requisite service period, which includes any applicable performance period. For proforma disclosure purposes, as provided in Note 1, compensation expense is being recognized through the period when the employee first becomes eligible to retire and is no longer required to provide service to earn the award. Dividend equivalent awards are granted quarterly. A summary of the shares subject to restrictions follows.

2006
Shares
Outstanding, at beginning of year	—
Granted	83,120
Forfeited	(2,882)
Awarded	(176)

Outstanding, at end of year	80,062

The company recognized pre-tax compensation expense of $1.1 million in fiscal 2006 and $0.2 million in fiscal 2005 related to restricted stock units.
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
Director Fees During fiscal 2000, the Board of Directors approved a plan that allows the Board members to elect to receive their director fees in one or more of the following forms: cash, deferred compensation in the form of shares, unrestricted company stock at the market value at the date of election, or stock options that vest in one year and expire in ten years. The exercise price of the stock options granted may not be less than the market price of the company’s common stock on the date of grant. Under the plan, the Board members received 28,369 options, 6,967 shares of common stock, and 8,633 shares through the deferred compensation program during fiscal 2006. In fiscal 2005, Board members received 23,603 options, 8,187 shares of common stock, and 3,903 shares through the deferred compensation program. In fiscal 2004, Board members received 45,907 options and 4,728 shares of common stock.

17. Income Taxes
The components of earnings before income taxes and cumulative effect of change in accounting are as follows.

(In Millions)	2006	2005	2004
Domestic	$124.4	$96.2	$46.0
Foreign	23.2	16.6	5.6

Total	$147.6	$112.8	$51.6

The provision (benefit) for income taxes consists of the following.

(In Millions)	2006	2005	2004
Current: Domestic – Federal	$35.7	$29.3	$(19.5)
Domestic – State	3.3	3.2	(1.6)
Foreign	8.3	4.9	2.4

Subtotal	47.3	37.4	(18.7)

Deferred: Domestic – Federal	1.6	5.3	20.4
Domestic – State	.3	0.2	7.1
Foreign	(1.5)	1.8	—

Subtotal	.4	7.3	27.5

Total income tax provision (benefit)	$47.7	$44.7	$8.8

The following table represents a reconciliation of income taxes at the United States statutory rate with the effective tax rate as follows.

(In Millions)	2006	2005	2004
Income taxes computed at the United States Statutory rate of 35%	$51.7	$39.5	$18.1
Increase (decrease) in taxes resulting from:
Dividend planned under the American Jobs Creation Act of 2004	—	4.4	—
Foreign tax credits	(.4)	(7.0)	—
Valuation allowance	(1.5)	8.0	2.1
Tax reserve adjustments	2.1	0.3	(6.9)
Other, net	(4.2)	(0.5)	(4.5)

Income tax expense	$47.7	$44.7	$8.8

Effective tax rate	32.3%	39.6%	17.1%

In the fourth quarter of fiscal 2005, the company recorded tax of $4.4 million on a dividend of $45 million the company planned under the American Jobs Creation Act of 2004, as further discussed below. Also in the fourth quarter of fiscal 2005, the company recorded foreign tax credits of 7.0 million associated with the dividend declared under the American Jobs Creation Act of 2004 and an additional valuation allowance of $8.0 million primarily due to those foreign tax credits.
In the fourth quarter of 2004, the company recorded a benefit from the release of tax reserves totaling $6.9 million. This adjustment, which was recorded upon the closure of IRS audits for the years 1999, 2000, and 2001, resulted in the significant decline in effective rate in fiscal 2004.
FSP 109-1 and FSP 109-2 became effective in December 2004. This guidance was issued in response to the American Jobs Creation Act of 2004 (the Act). This Act includes a tax deduction up to 9 percent (when fully phased-in) of the lesser of (a) “qualified production activities income,” as defined in the Act, or (b) taxable income (after the deduction for the utilization of any net operating loss carryforwards). According to FSP 109-1, this deduction should be accounted for as a special deduction, rather than a rate reduction, in accordance with Statement 109. The tax benefit of the special deduction is recognized under Statement 109 as it is earned. As such, FSP 109-1 did not have an effect on the company’s consolidated financial statements upon adoption in fiscal 2005. Rather, the company began recognizing the benefit of this special deduction starting in the first quarter of fiscal year 2006, which reduced the company’s effective tax rate.

The Act also provides for a one-time tax deduction of 85 percent of certain foreign earnings that are repatriated (as defined in the Act) within a specified time frame. In order to qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by the company’s chief executive officer and approved by its board of directors. Certain other criteria in the Act must be satisfied as well. On May 10, 2005, the IRS and Treasury issued guidance concerning the calculation of tax on a distribution under Section 965 of the Internal Revenue Code. Based on this guidance, the company decided to repatriate approximately $45 million of undistributed foreign earnings under the American Jobs Creation Act of 2004, which resulted in related income tax expense of $4.4 million in fiscal year 2005. During the first quarter of fiscal 2006, the company repatriated approximately $35 million of undistributed foreign earnings under the Act. The company repatriated an additional $9 million of undistributed foreign earnings in the second quarter of fiscal 2006. Based on the taxes accrued, no additional taxes were recorded on the actual dividends paid. These dividends were fully reinvested in fiscal 2006 pursuant to the domestic reinvestment plan signed by the company’s chief executive officer and approved by its board of directors.
The tax effects and types of temporary differences that give rise to significant components of the deferred tax assets and liabilities at June 3, 2006, and May 28, 2005, are presented below.

(In Millions)	2006	2005
Deferred tax assets:
Compensation-related accruals	$6.4	$5.7
Accrued pension and post-retirement benefit obligations	10.8	18.7
Reserves for inventory	2.0	2.0
Reserves for uncollectible accounts and notes receivable	2.9	2.8
Restructuring and asset impairments	3.9	5.0
Warranty	4.5	4.3
State and Local Tax NOL’s	5.6	6.3
Tax basis in property in excess of book basis	2.9	—
State credits	1.8	1.7
Foreign Tax NOL’s	4.6	4.7
Foreign Tax Credits	6.7	7.0
Other	8.0	6.7

Subtotal	60.1	64.9
Valuation allowance	(13.6)	(15.1)

Total	$46.5	$49.8

Deferred tax liabilities:
Book basis in property in excess of tax basis	$—	$(2.7)
Capitalized software costs	(17.9)	(17.6)
Prepaid employee benefits	(5.2)	(5.2)
Other	(2.3)	(2.4)

Total	$(25.4)	$(27.9)

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

At June 3, 2006, the company had state and local tax NOL carryforwards of $83.9 million, the tax benefit of which is $5.6 million that have various expiration periods from one to twenty years. The company also had state credits with a tax benefit of $1.8 million that expire in two to ten years. For financial statement purposes, the net operating loss carryforwards and state tax credits have been recognized as deferred tax assets, subject to a valuation allowance of $3.8 million.
At June 3, 2006, the company had foreign net operating loss carryforwards of $13.7 million, the tax benefit of which is $4.6 million that have expiration periods from four years to unlimited in term. The company also had foreign tax credits with a tax benefit of $6.7 million that expire in five to ten years. For financial statement purposes, net operating loss carryforwards and foreign tax credits have been recognized as deferred tax assets, subject to a valuation allowance of $9.8 million.
The company has not provided for United States income taxes on undistributed earnings of foreign subsidiaries totaling approximately $54 million. Recording of deferred income taxes on these undistributed earnings is not required, because these earnings have been deemed to be permanently reinvested. These amounts would be subject to possible U.S. taxation only if remitted as dividends. The determination of the hypothetical amount of unrecognized deferred U.S. taxes on undistributed earnings of foreign entities is not practicable.
18. Fair Value of Financial Instruments
The carrying amount of the company’s financial instruments included in current assets and current liabilities approximates fair value due to their short-term nature. As of June 3, 2006, and May 28, 2005, the company estimates the fair value of notes receivable approximates the related carrying values. The company intends to hold these notes to maturity and has recorded allowances to reflect the expected net realizable value. As of June 3, 2006, the carrying value of the company’s long-term debt including both current maturities and the fair value of the company’s interest rate swap arrangements was $178.8 million with a corresponding fair market value of $184.7 million. At May 28, 2005, the carrying value and fair market value were $194.0 million and $213.2 million, respectively.
19. Financial Instruments with Off-Balance Sheet Risk
The company has periodically utilized financial instruments to manage its foreign currency volatility at the transactional level as well as its exposure to interest rate fluctuations.
Foreign Currency Contracts In the normal course of business, the company enters into contracts denominated in foreign currencies. The principal foreign currencies in which the company conducts its business are the British pound, Euro, Canadian dollar, Japanese Yen, and Mexican Peso. The market risk exposure is limited to currency rate movements. During the fourth quarter of fiscal 2006, the company entered into a forward currency instrument in order to offset €1.5 million of its Euro net asset exposure that is denominated in a non-functional currency. The forward currency instrument is marked to market at the end of the period, with changes in fair value reflected in the Consolidated Statements of Operations. At June 3, 2006, the fair value of the forward currency instrument was negligible. At May 28, 2005, the company had no outstanding derivative financial instruments resulting from foreign currency hedge contracts.
Interest Rate Swaps In May 2002, the company entered into a fixed-to-floating interest rate swap agreement that effectively converted $40 million of fixed-rate private placement debt to a floating-rate basis. This agreement expired on March 6, 2006 and therefore was not in effect at the end of fiscal 2006. As of May 28, 2005, the fair value of this swap instrument, which is based upon expected LIBOR rates over the remaining term of the instrument, was negligible. The floating interest rate, which is based on the 90-day LIBOR, set in advance of each quarterly period, was approximately 5.3 percent as of May 28, 2005.
In November 2003, the company entered into two additional fixed-to-floating interest rate swap agreements. One agreement that expires March 15, 2011, effectively converted $50 million of fixed-rate debt securities to a floating-rate basis. The fair value of this swap instrument, which is based upon expected LIBOR rates over the remaining term of the instrument, was approximately negative $2.0 million at June 3, 2006, and is reflected as a reduction to long-term debt and an offsetting addition to other long-term liabilities in the Consolidated Balance Sheet. As of May 28, 2005, the fair value of approximately $0.2 million is reflected in the Consolidated Balance Sheet as an addition to long-term debt and an offsetting addition to other noncurrent assets. The floating interest rate for this agreement is based on the six-month LIBOR, set in-arrears at the end of each semi-annual period, which is estimated to be approximately 8.1 percent and 6.5 percent at June 3, 2006, and May 28, 2005, respectively. The next scheduled interest rate reset date is in September 2006.
The second agreement, which expires March 5, 2008, effectively converted $15 million of fixed-rate private placement debt to a floating-rate basis. The fair value of this swap instrument, which is based upon expected LIBOR rates over the remaining term of the instrument, was approximately negative $0.2 million at June 3, 2006, and is reflected as a reduction to long-term debt and an offsetting addition to other long-term liabilities in the Consolidated Balance Sheet. As of May 28, 2005, the fair value of approximately negative $0.2 million is reflected in the Consolidated Balance Sheets as a reduction to long-term debt and an offsetting addition to other long-term liabilities. The floating interest rate for this agreement is based on the six-month LIBOR, set in-arrears at the end of each semi-annual period, which is estimated to be approximately 8.7 percent and 7.0 percent at June 3, 2006, and May 28, 2005, respectively. The next scheduled interest rate reset date is in September 2006.
As of June 3, 2006, a total of $56 million of the company’s outstanding debt was effectively converted to a variable-rate basis as a result of these interest rate swap arrangements. These swaps are fair-value hedges and qualify for hedge-accounting treatment using the “short-cut” method under the provisions of Statement of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Under this accounting treatment, the change in the fair value of the interest rate swap is equal to the change in value of the related hedged debt and, as a result, there is no net effect on earnings. These agreements require the company to pay floating-rate interest payments in return for receiving fixed-rate interest payments that coincide with the semi-annual payments to the debt holders at the same date.
The counterparties to these swap instruments are large financial institutions which the company believes are of high-quality creditworthiness. While the company may be exposed to potential losses due to the credit risk of non-performance by these counterparties, such losses are not anticipated. The impact on interest expense due to the swap arrangements resulted in an addition to interest expense of approximately $0.3 million in fiscal 2006. In fiscal 2005 and 2004, the impact on interest expense due to the swap arrangements resulted in a reduction of approximately $1.1 million and $1.6 million, respectively.

20. Supplemental Disclosures of Cash Flow Information
The following table presents the adjustments to reconcile net earnings to net cash provided by operating activities.

(In Millions)	2006	2005	2004
Depreciation	$40.5	$45.7	$58.0
Amortization	1.1	1.2	1.3
Provision for losses on accounts receivable and notes receivable	0.5	(0.6)	(0.4)
Provision for losses on financial guarantees	0.1	0.2	0.1
Restructuring	(0.4)	(0.8)	(2.5)
Minority interest	0.7	0.1	—
Loss on sales of property and equipment	1.3	0.9	1.4
Gain on disposal of owned dealers (Note 2)	(0.3)	—	—
Deferred taxes	0.4	7.3	27.5
Pension benefits	(18.5)	(24.8)	(27.0)
Other liabilities	2.9	(11.1)	(0.6)
Stock grants and restricted stock units earned	2.6	1.8	—
Other	(0.1)	—	1.5
Changes in current assets and liabilities:
Decrease (increase) in assets:
Accounts receivable	(7.6)	(25.5)	(11.7)
Inventories	(8.7)	(9.6)	(4.5)
Prepaid expenses and other	3.0	(2.4)	0.1
Increase (decrease) in liabilities:
Accounts payable	7.5	16.5	15.0
Accrued liabilities	26.2	42.4	(18.3)

Total changes in current assets and liabilities	20.4	21.4	(19.4)

Total adjustments	$51.2	$41.3	$39.9

Cash payments for interest and income taxes were as follows.

(In Millions)	2006	2005	2004
Interest paid	$13.8	$13.1	$14.0
Income taxes (refunded) paid, net	$45.0	$16.1	$(2.7)
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

(In Millions)	2006	2005
Accrual Balance, beginning	$13.0	$14.6
Accrual for warranty matters	9.5	8.8
Settlements and adjustments	(7.6)	(10.4)

Accrual Balance, ending	$14.9	$13.0

As previously disclosed, during fiscal 2006 the company identified a warranty matter related to a relatively low sales volume side chair manufactured by its Geiger subsidiary. The company has developed a relatively low-cost solution to fix this issue and currently estimates that the most likely cost to resolve the problem is approximately $0.5 million, which is included in the warranty reserves at June 3, 2006.

Other Guarantees The company has entered into separate agreements to guarantee the debt of two independent contract furniture dealerships. In accordance with the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others” (FIN 45), the company initially recorded an expense equal to the estimated fair values of these guarantees. The maximum financial exposure assumed by the company as a result of these arrangements totaled $0.6 million as of June 3, 2006. The guarantees are reflected under the caption “Other Liabilities” in the Consolidated Balance Sheets as of June 3, 2006, at $0.5 million. At May 28, 2005, the recorded liability for such guarantees totaled $0.3 million.
The company has also entered into an agreement with a third-party leasing company to guarantee a contractual lease term, including the lessee payment obligation and/or residual value of Herman Miller product. This guarantee expires at March 2007. As of June 3, 2006, the maximum financial exposure assumed by the company in connection with this guarantee totaled approximately $2.0 million. As of June 3, 2006, the guarantee is reflected in “Other Liabilities” in the Consolidated Balance Sheet at $0.6 million, which approximates the estimated fair value. At May 28, 2005, the recorded liability for such guarantees totaled $0.6 million.
The company is periodically required to provide performance bonds in order to do business with certain customers. These arrangements are common and generally have terms ranging between one and three years. The bonds are required to provide assurances to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies; the company is ultimately liable for claims that may occur against them. As of June 3, 2006, the company had a maximum financial exposure related to performance bonds totaling approximately $10.7 million. The company has had no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company’s financial statements. Accordingly, no liability has been recorded as of June 3, 2006, and May 28, 2005.
The company periodically enters into agreements in the normal course of business, which may include indemnification clauses regarding patent/trademark infringement and service losses. Service losses represent all direct or consequential loss, liability, damages, costs and expenses incurred by the customer or others resulting from services rendered by the company, the dealer, or certain sub-contractors due to a proven negligent act. The company has had no history of claims, nor is it aware of circumstances that would require it to perform under these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company’s financial statements. Accordingly, no liability has been recorded as of June 3, 2006, and May 28, 2005.
The company has entered into standby letter of credit arrangements for the purpose of protecting various insurance companies against default on the payment of certain premiums and claims. A majority of these arrangements are related to the company’s wholly owned captive insurance company. As of June 3, 2006, the company had a maximum financial exposure from these insurance-related standby letters of credit totaling approximately $13.1 million. The company has had no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company’s financial statements. Accordingly, no liability has been recorded as of June 3, 2006, and May 28, 2005.
Contingencies As previously reported, the company has received a subpoena from the New York Attorney General’s office requesting certain information relating to the minimum advertised price program maintained by the Herman Miller for the Home division. In connection with this matter, the New York Attorney General’s office has taken depositions of current and former employees of the company and certain dealers. The company and the New York Attorney General’s office have had preliminary discussions regarding possible methods of resolving the matter. The company has reserved its best estimate of a potential amount to resolve this matter. The accrued amount is not material to the company’s consolidated financial position.

The company leases a facility in the UK under an agreement that expires in January 2008. Under the terms of the lease, the company is required to perform the maintenance and repairs necessary to address the general dilapidation of the facility over the lease term. The ultimate cost of this provision to the company is dependent on a number of factors including, but not limited to, the future use of the facility by the lessor and whether the company chooses and is permitted to renew the lease term. The company has estimated the cost of these maintenance and repairs to be between $0 and $3 million, depending on the outcome of future plans and negotiations. Based on existing circumstances, it is estimated that these costs will most likely approximate $0.5 million. As a result, this amount has been recorded as a liability reflected under the caption “Other Liabilities” in the Consolidated Balance Sheets as of June 3, 2006, and May 28, 2005.
In May 1996, the company assigned its rights as lessee of a UK facility to a third party under an agreement that contained a provision granting the third party the right to re-assign the lease to the company after 10 years, at its election. During the first quarter of 2006, the company was notified by the third party that it is no longer using the space and intends to exercise the re-assignment option. The original lease term expires in May 2014. The company believes it will be able to assign or sublet the lease for the majority of the remaining lease term to another tenant at current market rates. However, current market rates for comparable office space are lower than the rental payments owed under the lease agreement. As such, the company would remain liable to pay the difference. As a result, the company recorded a pre-tax charge of $0.7 million to “Selling, general, and administrative” expenses in the first quarter of fiscal 2006 for the expected loss under the arrangement based on the best information available at the time. During the third quarter of fiscal 2006, the company revised its estimate of the time required to find a tenant. This resulted in an additional pre-tax charge during the third quarter of $0.7 million. The corresponding impact on earnings was $0.5 million, net of a $0.2 million tax benefit, or approximately $0.01 per diluted share. It is currently estimated that the present value of the future cost to the company under the arrangement will most likely approximate $1.4 million, which is reflected as a liability within “Other Liabilities” as of June 3, 2006.
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
On April 6, 2005, the company reported that it had reached a settlement with the General Services Administration (GSA) concerning a prior audit of the 1988 to 1991 multiple award schedule contract. In light of the settlement, which required the company to pay the GSA $0.5 million, the balance sheet reserves related to all GSA contract periods were re-evaluated. As a result of this evaluation, it was determined that these reserves should be reduced. Accordingly, during the fourth quarter of fiscal 2005, the company reduced such reserves by $13.0 million during the fourth quarter of fiscal 2005, which was reflected as a corresponding reduction in pretax “Selling, general, and administrative” expenses in the Consolidated Statement of Operations. Approximately $7.0 million of this adjustment related to the elimination of the remaining reserves, beyond the amount of the settlement, allocable to the 1988 to 1991 contract period. The remainder of the adjustment related to our re-evaluation of required reserves for open contract periods which had not yet been subject to audit.
The company reversed an accrued legal liability in the second quarter of fiscal 2004 resulting in a $5.2 million pretax credit to “Selling, general, and administrative” expenses in the Consolidated Statements of Operations. The liability arose from a trial court decision against the company, involving one of the company’s wholly owned contract furniture dealerships. That decision was reversed on appeal.

The company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the company’s consolidated financial statements.
22. Operating Segments
Historically, management has evaluated the company as one reportable operating segment in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. During the fourth quarter of fiscal 2006, the company finalized a change in the way that management evaluates the company. Management now primarily monitors and manages the company by designated markets, which corresponds with the way the management team is generally organized. As a result of this change, management currently evaluates the company as two reportable operating segments: North American Furniture Solutions and Non-North American Furniture Solutions, plus an Other category in accordance with SFAS 131.
The North American Furniture Solutions segment includes the operations associated with the design, manufacture, and sale of furniture products for work-related settings, including office, healthcare, and educational environments, throughout the United States, Canada, and Mexico. The business associated with the company’s owned contract furniture dealers is also included in the North American Furniture Solutions segment. The Non-North American Furniture Solutions segment includes the operations associated with the design, manufacture, and sale of furniture products primarily for work-related settings outside of North America. The Other category primarily consists of the company’s North American Home business, Creative Office, any VIEs, and certain unallocated corporate costs.
Any VIEs disclosed in Note 4, represent independent contract furniture dealerships whose operations are included in the consolidated results of the company due to strategic financial arrangements with such entities. North American Home includes the operations associated with the design, manufacture, and sale of furniture products for residential settings in the United States, Canada, and Mexico. Creative Office represents a division of the company, which is aimed at developing innovative technologies to serve current and new markets.

The performance of the operating segments is evaluated by the company’s management using various financial measures. The following is a summary of certain key financial measures for the respective fiscal years indicated. It should be noted that the information provided for fiscal 2005 and 2004 has been recast to conform with current year presentation for comparative purposes.

(In Millions)	2006	2005	2004
Net Sales:
North American Furniture Solutions	$1,448.0	$1,262.8	$1,150.4
Non-North American Furniture Solutions	216.9	191.5	154.6
Other	72.3	61.3	33.3

Total	$1,737.2	$1,515.6	$1,338.3

Depreciation and Amortization:
North American Furniture Solutions	$36.5	$41.7	$53.3
Non-North American Furniture Solutions	4.0	4.5	5.5
Other	1.1	0.7	0.5

Total	$41.6	$46.9	$59.3

Operating Earnings:
North American Furniture Solutions	$139.9	$109.5	$70.6
Non-North American Furniture Solutions	14.1	11.0	2.6
Other	3.7	1.4	(12.0)

Total	$157.7	$121.9	$61.2

Capital Expenditures:
North American Furniture Solutions	$39.0	$27.4	$23.9
Non-North American Furniture Solutions	9.1	6.8	2.6
Other	2.7	0.7	0.2

Total	$50.8	$34.9	$26.7

Total Assets:
North American Furniture Solutions	$512.2	$546.5	$549.2
Non-North American Furniture Solutions	130.1	135.8	138.5
Other	25.7	25.5	27.0

Total	$668.0	$707.8	$714.7

The accounting policies of the reportable operating segments are the same as those of the company, which are disclosed in further detail within Note 1, Significant Accounting and Reporting Policies. In addition to these accounting policies, there is also a methodology for allocating corporate costs and assets to the operating segments. The underlying objective of this methodology is to allocate corporate costs according to the relative “usage” of the underlying resources and to allocate corporate assets according to the relative expected benefit. In the absence of relevant and reliable information, it has been determined that allocation based on relative net sales is most appropriate. The majority of corporate costs are allocated to the operating segments but there are certain costs, such as restructuring, that are not subject to allocation since they are generally considered the result of isolated strategic business decisions that are evaluated separately from the rest of the regular ongoing business operations.
The company’s product offerings consist primarily of office furniture systems, seating, freestanding furniture, storage and casegoods. These product offerings are marketed, distributed, and managed primarily as a group of similar products on an overall portfolio basis. The following is a summary of net sales by product category for the respective fiscal years indicated. Given that formal product line information is not available for the company as a whole, this summary is intended to represent a reasonable estimate of net sales by product category based on the best information available.

(In Millions)	2006	2005	2004
Net sales:
Systems	$530.6	$489.3	$463.8
Seating	421.1	348.7	305.2
Freestanding and Storage	277.1	239.7	212.3
International (1)	336.1	272.9	214.5
Other (2)	172.3	165.0	142.5

Total	$1,737.2	$1,515.6	$1,338.3

(1)	The company has determined that the disclosure of international product line information is not practicable.

(2)	“Other” primarily consists of miscellaneous or otherwise uncategorized product sales and service sales.
Sales by geographic area are based on the location of the customer. Long-lived assets consist of long-term assets of the company, excluding financial instruments and deferred tax assets. The following is a summary of geographic information for the respective fiscal years indicated. Individual foreign country information is not provided as none of the individual foreign countries in which we operate are considered material for separate disclosure based on quantitative and qualitative considerations.

(In Millions)	2006	2005	2004
Net sales:
United States	$1,401.1	$1,242.7	$1,123.8
International	336.1	272.9	214.5

Total	$1,737.2	$1,515.6	$1,338.3

Long-lived assets:
United States	$241.4	$245.5	$262.1
International	29.6	17.9	12.8

Total	$271.0	$263.4	$274.9

It is estimated that no single dealer accounted for more than 4 percent of the company’s net sales in the fiscal year ended June 3, 2006. It is also estimated that the largest single end-user customer accounted for approximately 8 percent of the company’s net sales with the 10 largest customers accounting for approximately 18 percent of net sales.
Approximately 6 percent of the company’s employees are covered by collective bargaining agreements, most of whom are employees of its Integrated Metal Technology, Inc., and Herman Miller Limited (U.K.) subsidiaries.

Management’s Report on Internal Control Over Financial Reporting
To the Shareholders and Board of Directors of Herman Miller, Inc.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The internal control over financial reporting at Herman Miller, Inc. is designed to provide reasonable assurance to our stakeholders that the financial statements of the Company fairly represent its financial condition and results of operations.
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of June 3, 2006, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes the Company’s internal control over financial reporting was effective as of June 3, 2006. This assessment by management has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which appears on page 76.

/s/ Brian C. Walker Brian C. Walker
Chief Executive Officer

/s/ Elizabeth A. Nickels Elizabeth A. Nickels
Chief Financial Officer

Report Of Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting
To the Shareholders and Board of Directors of Herman Miller, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Herman Miller, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of June 3, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Herman Miller, Inc. and subsidiaries maintained effective internal control over financial reporting as of June 3, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Herman Miller, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 3, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the fiscal 2006 consolidated financial statements of Herman Miller, Inc. and subsidiaries, and our report dated July 13, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Grand Rapids, Michigan
July 13, 2006

Report Of Independent Registered Public Accounting Firm On Financial Statements
To the Shareholders and Board of Directors of Herman Miller, Inc.
We have audited the accompanying consolidated balance sheets of Herman Miller, Inc. and subsidiaries (the Company) as of June 3, 2006 and May 28, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 3, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Herman Miller, Inc. and subsidiaries at June 3, 2006 and May 28, 2005, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended June 3, 2006, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, the Company adopted FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, effective May 29, 2004.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 3, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 13, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Grand Rapids, Michigan
July 13, 2006

Item 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
As defined in Item 304 of Regulation S-K, there have been no changes in, or disagreements with, accountants during the 24-month period ended June 3, 2006.
Item 9A CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of management, the company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 3, 2006, and have concluded that as of that date, the company’s disclosure controls and procedures were effective.
(b)	Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of the Independent Registered Public Accounting Firm. Refer to Item 8 for “Management’s Report on Internal Control Over Financial Reporting” and the “Report Of Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting” both of which are incorporated herein by reference.
(c)	Changes in Internal Control Over Financial Reporting. There were no changes in the company’s internal control over financial reporting during the fourth quarter ended June 3, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B OTHER INFORMATION – N/A

PART III
Item 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Directors, Executive Officers, Promoters and Control Persons
Information relating to directors and director nominees of the registrant is contained under the caption “Director and Executive Officer Information” in the company’s definitive Proxy Statement, relating to the company’s 2006 Annual Meeting of Shareholders, and the information within that section is incorporated by reference. Information relating to Executive Officers of the company is included in Part I hereof entitled “Executive Officers of the Registrant.”
Information relating to the identification of the audit committee, audit committee financial expert, and director nomination procedures of the registrant is contained under the captions “Board Committees” and “Election of Directors” in the company’s definitive Proxy Statement, relating to the company’s 2006 Annual Meeting of Shareholders, and the information within these sections is incorporated by reference.
Compliance with Section 16(A) of the Exchange Act
Information relating to compliance with Section 16(A) of the Exchange Act is contained under the caption “Section 16(A) Beneficial Ownership Reporting Compliance” in the company’s definitive Proxy Statement, relating to the company’s 2006 Annual Meeting of Shareholders, and the information within that section is incorporated by reference.
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
Item 11 EXECUTIVE COMPENSATION
Information relating to management remuneration is contained under the captions “Compensation of Board Members and Non-Employee Officers,” “Summary Compensation Table,” “Option Grants in Last Fiscal Year,” “Aggregated Stock Option Exercises in Fiscal 2006 and Year End Option Values,” “Long-Term Incentive Plans-Awards in Last Fiscal Year,” and “Pension Plan” in the company’s definitive Proxy Statement, relating to the company’s 2006 Annual Meeting of Shareholders, and the information within these sections is incorporated by reference. However, the information under the captions “Executive Compensation Committee Report” and “Shareholder Return Performance Graph” is specifically excluded.
Item 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The sections entitled “Voting Securities and Principal Shareholders,” “Director and Executive Officer Information,” and “Equity Compensation Plan Information” in the definitive Proxy Statement, relating to the company’s 2006 Annual Meeting of Shareholders, and the information within these sections is incorporated by reference.

Item 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information concerning certain relationships and related transactions contained under the captions “Voting Securities and Principal Shareholders,” “Director and Executive Officer Information,” and “Other Arrangements” in the definitive Proxy Statement, relating to the company’s 2006 Annual Meeting of Shareholders and the information within these sections is incorporated by reference.
Item 14 PRINCIPAL ACCOUNTING FEES AND SERVICES
Information concerning the payments to our principal accountants and the services provided by our principal accounting firm set forth under the caption “Disclosure of Fees Paid to Independent Registered Public Accounting Firm” in the Definitive Proxy Statement, relating to the company’s 2006 Annual Meeting of Shareholders, and the information within that section is incorporated by reference.

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
The following financial statement schedule and related Report of Independent Public Accountants on the Financial Statement Schedule are included in this Form 10-K on the pages noted:

		Page Number in
		this Form 10-K
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule		83

Schedule II-	Valuation and Qualifying Accounts and Reserves
	for the Years Ended June 3, 2006, May 28, 2005,
	and May 29, 2004	84
All other schedules required by Form 10-K Annual Report have been omitted because they were inapplicable, included in the Notes to the Consolidated Financial Statements, or otherwise not required under instructions contained in Regulation S-X.
3.	Exhibits
Reference is made to the Exhibit Index which is included on pages 85–88.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
HERMAN MILLER, INC.

/s/ Brian C. Walker		and	/s/ Elizabeth A. Nickels

By	Brian C. Walker		Elizabeth A. Nickels
	(President and Chief Executive Officer)		(Chief Financial Officer)

Date:	August 1, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on, August 1, 2006 by the following persons on behalf of the Registrant in the capacities indicated. Each Director of the Registrant, whose signature appears below, hereby appoints Brian C. Walker as his attorney-in-fact, to sign in his or her name and on his or her behalf, as a Director of the Registrant, and to file with the Commission any and all amendments to this Report on Form 10-K.

/s/ Michael A. Volkema	/s/ Thomas C. Pratt

Michael A. Volkema	Thomas C. Pratt
(Chairman of the Board)	(Director)

/s/ David O. Ulrich	/s/ E. David Crockett

David O. Ulrich	E. David Crockett
(Director)	(Director)

/s/ Dorothy A. Terrell	/s/ Lord Griffiths of Fforestfach

Dorothy A. Terrell	Lord Griffiths of Fforestfach
(Director)	(Director)

/s/ C. William Pollard	/s/ Mary Vermeer Andringa

C. William Pollard	Mary Vermeer Andringa
(Director)	(Director)

/s/ Douglas D. French	/s/ James R. Kackley

Douglas D. French	James R. Kackley
(Director)	(Director)

/s/ J. Barry Griswell	/s/ John R. Hoke III

J. Barry Griswell	John R. Hoke III
(Director)	(Director)

/s/ Brian C. Walker
Brian C. Walker
(President, Chief Executive Officer, and
Director)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE
To the Shareholders and Board of Directors of Herman Miller, Inc.
We have audited the consolidated financial statements of Herman Miller, Inc. and subsidiaries (the Company) as of June 3, 2006 and May 28, 2005, and for each of the three fiscal years in the period ended June 3, 2006, and have issued our report thereon dated July 13, 2006 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.
In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
Grand Rapids, Michigan
July 13, 2006

SCHEDULE II___VALUATION AND QUALIFYING ACCOUNTS
(In Millions)

Column A	Column B	Column C			Column D			Column E
	Balance at	Charged to				Elimination due to
	beginning	expense/	Acquired			acquisition and		Balance at
Description	of period	(income)	reserves	Reclassification[1]	Deductions[2]	consolidation	Losses utilized[3]	end of period
Year ended June 3, 2006:
Allowance for possible losses on accounts receivable	$5.6	$0.2	$—	$—	$(0.8)	$—	$—	$5.0

Allowance for possible losses on notes receivable	$1.4	$0.3	$—	$—	$0.9	$—	$—	$2.6

Valuation allowance for deferred tax asset	$15.1	$(1.5)	$—	$—	$—	$—	$—	$13.6

Year ended May 28, 2005:
Allowance for possible losses on accounts receivable	$8.1	$(0.6)	$—	$—	$(1.3)	$(0.6)	$—	$5.6

Allowance for possible losses on notes receivable	$1.4	$—	$—	$—	$—	$—	$—	$1.4

Valuation allowance for deferred tax asset	$7.1	$8.0	$—	$—	$—	$—	$—	$15.1

Year ended May 29, 2004:
Allowance for possible losses on accounts receivable	$12.9	$(0.6)	$0.3	$—	$(4.1)	$(0.4)	$—	$8.1

Allowance for possible losses on notes receivable	$4.4	$0.2	$—	$—	$(0.8)	$(2.4)	$—	$1.4

Valuation allowance for deferred tax asset	$5.0	$0.7	$—	$1.3	$0.1	$—	$—	$7.1

[1]	Represents reclassifications to conform to current year presentation.

[2]	Represents amounts written off, net of recoveries and other adjustments. Includes effects of foreign currency translation.

[3]	Represents the utilization of capital and net operating losses.

EXHIBIT INDEX
(3)	Articles of Incorporation and Bylaws
(a)	Articles of Incorporation are incorporated by reference from Exhibit 3(a) and 3(b) of the Registrant’s 1986 Form 10-K Annual Report.

(b)	Certificate of Amendment to the Articles of Incorporation, dated October 15, 1987, are incorporated by reference from Exhibit 3(b) of the Registrant’s 1988 Form 10-K Annual Report.

(c)	Certificate of Amendment to the Articles of Incorporation, dated May 10, 1988, are incorporated by reference from Exhibit 3(c) of the Registrant’s 1988 Form 10-K Annual Report.

(d)	Amended and Restated Bylaws, dated October 1, 2002, are incorporated by reference from Exhibit 3(d) of the Registrant’s 2003 Form 10-K Annual Report.

(e)	Amended and Restated Bylaws, dated January 13, 2004, are incorporated by reference from Exhibit 3(e) of the Registrant’s Form 10-Q Quarterly Report for quarter ended February 26, 2005.
(4)	Instruments Defining the Rights of Security Holders
(a)	Specimen copy of Herman Miller, Inc., common stock is incorporated by reference from Exhibit 4(a) of Registrant’s 1981 Form 10-K Annual Report.

(b)	Note Purchase Agreement dated March 1, 1996, is incorporated by reference from Exhibit 4(b) of the Registrant’s 1996 Form 10-K Annual Report.

(c)	First Amendment to the Note Purchase Agreement dated February 11, 1999, is incorporated by reference from Exhibit 4(c) of the Registrant’s 1999 Form 10-K Annual Report.

(d)	Second Amendment to the Note Purchase Agreement dated May 15, 2002, is incorporated by reference from Exhibit 4(d) of the Registrant’s 2003 Form 10-K Annual Report.

(e)	Other instruments which define the rights of holders of long-term debt individually represent debt of less than 10% of total assets. In accordance with item 601(b)(4)(iii)(A) of regulation S-K, the Registrant agrees to furnish to the Commission copies of such agreements upon request.

(f)	Dividend Reinvestment Plan for Shareholders of Herman Miller, Inc., dated January 6, 1997, is incorporated by reference from Exhibit 4(d) of the Registrant’s 1997 Form 10-K Annual Report.

(g)	Shareholder Protection Rights Agreement dated as of June 30, 1999 is incorporated by reference from Exhibit 1 of the Registrant’s 8-K/A filed July 16, 1999.
(10)	Material Contracts
(a)	Officers’ Supplemental Retirement Income Plan is incorporated by reference from Exhibit 10(f) of the Registrant’s 1986 Form 10-K Annual Report. *

Exhibit Index (continued)
(b)	Officers’ Salary Continuation Plan is incorporated by reference from Exhibit 10(g) of the Registrant’s 1982 Form 10-K Annual Report. *

(c)	Herman Miller, Inc., 1994 Key Executive Stock Purchase Assistance Plan, dated October 6, 1994, is incorporated by reference from Appendix C of the Registrant’s 1994 Proxy Statement. *

(d)	First Amendment to the Herman Miller, Inc., 1994 Key Executive Stock Purchase Assistance Plan, dated April 28, 1998, is incorporated by reference from Exhibit 10(g) of the Registrant’s 1998 Form 10-K Annual Report. *

(e)	Second Amendment to the Herman Miller, Inc., 1994 Key Executive Stock Purchase Assistance Plan, dated October 1, 2001, is incorporated by reference from Exhibit 10(e) of the Registrant’s 2003 Form 10-K Annual Report. *

(f)	Herman Miller, Inc. Nonemployee Officer and Director Deferred Compensation Stock Purchase Plan dated November 1, 1999, is incorporated by reference from Exhibit 10(g) of the Registrant’s 2003 Form 10-K Annual Report. *

(g)	Restricted Share Grant Agreement dated June 5, 2001, between the company and Michael A. Volkema, is incorporated by reference from Exhibit 10(h) of the Registrant’s 2003 Form 10-K Annual Report.*

(h)	Herman Miller, Inc., Incentive Cash Bonus Plan, dated September 29, 1998, is incorporated by reference from Appendix A of the Registrant’s 1998 Proxy Statement. *

(i)	Herman Miller, Inc., Executive Incentive Plan dated April 23, 2002, is incorporated by reference from Exhibit 10(r) of the Registrant’s 2003 Form 10-K Annual Report. *

(j)	Herman Miller, Inc., Long Term Incentive Plan (as amended through September 30, 2002), is incorporated by reference from Exhibit 10(s) of the Registrant’s 2003 Form 10-K Annual Report. *

(k)	Herman Miller, Inc., Executive Incentive Plan dated April 22, 2003, is incorporated by reference from Exhibit 10(t) of the Registrant’s 2003 Form 10-K Annual Report. *

(l)	Amended and Restated Swap Transaction Confirmation dated May 21, 2002, is incorporated by reference from Exhibit 10(u) of the Registrant’s 2003 Form 10-K Annual Report.

(m)	Swap Transaction Confirmation dated November 19, 2003, is incorporated by reference from Exhibit 10(v) of the Registrant’s Form 10-Q Quarterly Report for quarter ended November 29, 2003.

(n)	Swap Transaction Confirmation dated November 20, 2003, is incorporated by reference from Exhibit 10(w) of the Registrant’s Form 10-Q Quarterly Report for quarter ended November 29, 2003.

Exhibit Index (continued)
(o)	Restricted Share Grant Agreement for Brian Walker dated July 27, 2004, is incorporated by reference from Exhibit 10(x) of the Registrant’s 2004 Form 10-K Annual Report. *

(p)	Herman Miller, Inc., 1994 Non-Employee Officer and Director Stock Option Plan (as amended and restated through September 27, 2004), is incorporated by reference from Exhibit 10(y) of the Registrant’s Form 10-Q Quarterly Report for quarter ended August 28, 2004. *

(q)	Form of stock option agreement under the Herman Miller, Inc. 1994 Non-Employee Officer and Director Stock Option Plan, is incorporated by reference from Exhibit 10(z) of the Registrant’s Form 10-Q Quarterly Report for quarter ended August 28, 2004. *

(r)	Form of non-portable option agreement under the Herman Miller, Inc. Long Term Incentive Plan, is incorporated by reference from Exhibit 10(aa) of the Registrant’s Form 10-Q Quarterly Report for quarter ended August 28, 2004. *

(s)	Form of portable stock option agreement under the Herman Miller, Inc. Long Term Incentive Plan, is incorporated by reference from Exhibit 10(ab) of the Registrant’s Form 10-Q Quarterly Report for quarter ended August 28, 2004. *

(t)	Description of Performance Goals for Equity Grants Under the Herman Miller Long-Term Incentive Plan, is incorporated by reference from Exhibit 10(ac) of the Registrant’s Form 10-Q Quarterly Report for quarter ended November 27, 2004.

(u)	Credit agreement dated as of October 18, 2004 among Herman Miller, Inc. and various lenders, is incorporated by reference from Exhibit 99.1 of the Registrant’s Form 8-K dated October 19, 2004.

(v)	Form of Herman Miller, Inc. Long-Term Incentive Plan Restricted Stock Unit Award, is incorporated by reference from Exhibit 99.1 of the Registrant’s Form 8-K dated June 20, 2005. *

(w)	Amendment to the Herman Miller, Inc. Profit Sharing and 401(k) Plan dated July 25, 2005, is incorporated by reference from Exhibit 10(z) of the Registrant’s 2005 Form 10-K Annual Report. *

(x)	Herman Miller, Inc. Long-Term Incentive Plan as amended, effective January 1, 2005, is incorporated by reference from Exhibit 10(aa) of the Registrant’s 2005 Form 10-K Annual Report. *

(y)	Herman Miller, Inc. Amended and Restated Nonemployee Officer and Director Deferred Compensation Stock Purchase Plan, is incorporated by reference from Exhibit 10(bb) of the Registrant’s Form 10-Q Quarterly Report for quarter ended September 3, 2005. *

(z)	Form of Change in Control Agreement is incorporated by reference from Exhibit 99.1 of the Registrant’s Form 8-K dated January 23, 2006. *

Exhibit Index (continued)
(aa)	Herman Miller, Inc. Amended and Restated Key Executive Deferred Compensation Plan, dated January 23, 2006, is incorporated by reference from Exhibit 99.2 of the Registrant’s Form 8-K dated January 23, 2006. *

(bb)	Fourth Amendment to the Herman Miller, Inc. Profit Sharing and 401(K) Plan dated May 1, 2006. *

(cc)	Second Amendment to the Integrated Metal Technology, Inc. 401(K) Plan for Bargaining Unit Employees dated May 1, 2006. *

(dd)	First Amendment to the Integrated Metal Technology, Inc. Bargaining Unit Retirement Plan dated May 1, 2006. *

*	denotes compensatory plan or arrangement.
(21)	Subsidiaries

(23)	(a) Consent of Independent Registered Public Accounting Firm

(24)	Power of Attorney (Included on page 82)

(31)(a)	Certificate of the Chief Executive Officer of Herman Miller, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)(b)	Certificate of the Chief Financial Officer of Herman Miller, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)(a)	Certificate of the Chief Executive Officer of Herman Miller, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32)(b)	Certificate of the Chief Financial Officer of Herman Miller, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002