Form 10-Q
period 2006-09-02
MILLER HERMAN INC
filed 2006-10-10
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

X	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 2, 2006	Commission File No. 001-15141

HERMAN MILLER, INC.

A Michigan Corporation 855 East Main Avenue, Zeeland, MI 49464-0302	ID No. 38-0837640 Phone (616) 654 3000

Indicate by check mark whether the registrant:
(1)	has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and	Yes X No ___
(2)	has been subject to such filing requirements for the past 90 days.	Yes X No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer X	Accelerated filer ___	Non-accelerated filer ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ___ No X

Common Stock Outstanding at October 5, 2006 – 64,929,608 shares

HERMAN MILLER, INC. FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 2, 2006
INDEX

Page No.

Part I - Financial Information

Item 1	Condensed Consolidated Balance Sheets - September 2, 2006, and June 3, 2006	3

Condensed Consolidated Statements of Operations - Three Months Ended September 2, 2006, and September 3, 2005	4

Condensed Consolidated Statements of Cash Flows - Three Months Ended September 2, 2006, and September 3, 2005	5

Notes to Condensed Consolidated Financial Statements	6-20

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	21-30

Item 3	Quantitative and Qualitative Disclosures about Market Risk	31

Item 4	Controls and Procedures	31

Part II - Other Information

Item 1	Legal Proceedings	32

Item 1A	Risk Factors	32

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3	Defaults upon Senior Securities - None

Item 4	Submission of Matters to a Vote of Security Holders - None

Item 5	Other Items - None

Item 6	Exhibits	32-33

Signatures	34

Exhibits	35-56

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	September 2, 2006	June 3, 2006

	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents (Note 8)	$41.9	$106.8
Short-term investments (Note 9)	15.1	15.2
Accounts receivable, net	179.0	173.2
Inventories:
Finished goods	29.3	22.5
Work in process	15.2	12.7
Raw materials	13.7	11.9

Total inventories	58.2	47.1
Prepaid expenses and other	53.8	47.9

Total current assets	348.0	390.2
Property and Equipment, at cost	712.4	707.3
Less - accumulated depreciation	510.4	504.0

Net property and equipment (Note 18)	202.0	203.3
Other Assets:
Notes receivable, net	1.1	2.0
Goodwill	39.1	39.1
Intangible assets, net (Note 12)	6.1	6.1
Other noncurrent assets	27.6	27.3

Total Assets	$623.9	$668.0

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities:
Unfunded checks	$6.3	$6.5
Current maturities of long-term debt	3.0	3.0
Accounts payable	116.3	112.3
Accrued liabilities (Note 14)	148.8	177.6

Total current liabilities	274.4	299.4
Long-term Liabilities:
Long-term debt, less current maturities (Note 13)	176.4	175.8
Pension benefits (Note 16)	14.8	15.2
Other liabilities (Note 14)	39.6	39.0

Total Liabilities	505.2	529.4
Minority Interest	0.2	0.2
Shareholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized, none issued)	--	--
Common stock, $0.20 par value (240,000,000 shares authorized,
64,375,936 and 66,034,452 shares issued and outstanding in fiscal 2007 and 2006, respectively)	12.9	13.2

Retained earnings	171.8	192.2
Accumulated other comprehensive loss (Note 4)	(62.5)	(63.3)
Key executive stock programs	(3.7)	(3.7)

Total Shareholders' Equity	118.5	138.4

Total Liabilities and Shareholders' Equity	$623.9	$668.0

See accompanying notes to condensed consolidated financial statements

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended

	September 2, 2006	September 3, 2005

Net Sales	$449.7	$430.9

Cost of Sales	297.4	289.2

Gross Margin	152.3	141.7

Operating Expenses (Notes 6 and 14)	106.6	102.5

Operating Earnings	45.7	39.2

Other Expenses (Income):
Interest expense (Note 13)	3.4	3.3
Other, net (Notes 3, 9, and 17)	(0.5)	(1.3)

Earnings Before Income Taxes and
Minority Interest	42.8	37.2

Income Tax Expense (Note 15)	14.3	12.8

Earnings Before Minority Interest	28.5	24.4

Minority Interest, net of income taxes (Note 17)	--	0.7

Net Earnings	$28.5	$23.7

Earnings Per Share - Basic (Notes 5 and 7)	$0.44	$0.34

Earnings Per Share - Diluted (Notes 5 and 7)	$0.43	$0.34

Dividends Declared, per share	$0.0800	$0.0725

See accompanying notes to condensed consolidated financial statements

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)
(Unaudited)

	Three Months Ended

	September 2, 2006	September 3, 2005

Cash Flows from Operating Activities:
Net earnings	$28.5	$23.7
Depreciation and amortization	10.2	10.4
Stock-based compensation (Note 7)	1.4	0.8
Gain from sales of owned dealers (Note 6)	--	(0.3)
Minority interest (Note 17)	--	0.7
(Increase) Decrease in current assets	(23.7)	8.7
Decrease in current liabilities	(23.9)	(26.4)
Pension benefits (Note 16)	(0.3)	1.0
Other, net	1.4	2.3

Net Cash (Used for) Provided by Operating Activities	(6.4)	20.9

Cash Flows from Investing Activities:
Changes in notes receivable, net	0.7	2.3
Short-term investment purchases	(0.2)	(2.6)
Short-term investment sales	0.4	0.9
Capital expenditures	(8.6)	(11.2)
Proceeds from sales of property and equipment	0.1	0.7
Proceeds from sales of owned dealers (Note 6)	--	2.1
Other, net	--	(0.1)

Net Cash Used for Investing Activities	(7.6)	(7.9)

Cash Flows from Financing Activities:
Dividends paid	(5.3)	(5.0)
Common stock issued (Note 5)	1.0	20.9
Common stock repurchased and retired (Note 5)	(46.4)	(36.3)

Net Cash Used for Financing Activities	(50.7)	(20.4)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(0.2)	0.2

Net Decrease in Cash and Cash Equivalents	(64.9)	(7.2)

Cash and Cash Equivalents, Beginning of Period	106.8	154.4

Cash and Cash Equivalents, End of Period	$41.9	$147.2

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position of the company as of September 2, 2006, and the results of its operations and cash flows for the interim periods presented. Operating results for the three-month period ended September 2, 2006 are not necessarily indicative of the results that may be expected for the year ending June 2, 2007. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the company’s Form 10-K filing for the year ended June 3, 2006.

2. FISCAL YEAR
The company’s fiscal year ends on the Saturday closest to May 31. Fiscal 2007, the year ending June 2, 2007, will contain 52 weeks, while fiscal 2006, the year ending June 3, 2006, contained 53 weeks. The first three months of fiscal 2007 and 2006 contained 13 weeks and 14 weeks, respectively.

3. FOREIGN CURRENCY TRANSLATION
The functional currency for foreign subsidiaries is the local currency. The cumulative effects of translating the balance sheet accounts from the functional currency into the United States dollar using current exchange rates and revenue and expense accounts using average exchange rates for the year-to-date period are included as a component of “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets. The net gain arising from remeasuring all foreign currency transactions into the appropriate functional currency, which was included in “Other Expenses (Income)” in the Condensed Consolidated Statements of Operations, totaled $0.1 million and $0.2 million for the three months ended September 2, 2006, and September 3, 2005, respectively.

4. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) consists of net earnings, foreign currency translation adjustments, changes in minimum pension liability and unrealized holding gains (losses) on “available-for-sale” securities. Comprehensive income was approximately $29.3 million and $24.0 million for the three months ended September 2, 2006 and September 3, 2005, respectively. The following presents the components of “Accumulated other comprehensive loss” for the period indicated.

(In Millions)	Foreign Currency Translation Adjustments	Minimum Pension Liability (net of tax)	Unrealized Holding Period Gains (Losses) (net of tax)	Total Accumulated Other Comprehensive Income (Loss)

Balance, June 3, 2006	$(2.8)	$(60.2)	$(0.3)	$(63.3)
Other comprehensive income
(loss) for the three months
ended September 2, 2006	0.8	(0.1)	0.1	0.8

Balance, September 2, 2006	$(2.0)	$(60.3)	$(0.2)	$(62.5)

5. COMMON STOCK AND EARNINGS PER SHARE
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS).

	Three Months Ended

	September 2, 2006	September 3, 2005

Numerators:
Numerator for both basic and diluted EPS, net earnings (In Millions)	$28.5	$23.7

Denominators:
Denominator for basic EPS, weighted-average common shares
outstanding	65,104,357	69,432,007

Potentially dilutive shares resulting from stock plans	515,525	764,742

Denominator for diluted EPS	65,619,882	70,196,749

Diluted EPS excludes stock options where the exercise price exceeded the average market price of the company’s common stock, since the effect would be anti-dilutive. The number of stock options outstanding that met this criterion, thereby being excluded from the calculation of diluted EPS, and the range of exercise prices for the three months ended September 2, 2006 and September 3, 2005, were 1,084,918 at $27.71-$33.52 and 309,547 at $31.00-$33.52, respectively.

Common stock activity for the three months ended September 2, 2006 and September 3, 2005, included the repurchase of 1,701,470 shares for $46.4 million and 1,142,619 shares for $36.3 million in the respective periods. In addition, stock-based benefit program activity for the three months ended September 2, 2006 and September 3, 2005, resulted in the issuance of 42,954 shares for $1.0 million and 869,238 shares for $20.9 million in the respective periods.

6. ACQUISITIONS AND DIVESTITURES
During the first quarter of fiscal 2006, the company completed the sale of two wholly-owned contract furniture dealerships: Workplace Resource based in Cleveland, Ohio, and WB Wood based in New York, New York. The sale of these dealerships corresponds with the company’s strategy to continue pursuing opportunities to transition its owned dealerships to independent owners, as it is believed that independent ownership of contract furniture dealers is, on balance, the best model for a strong distribution network. The company ceased consolidation of the dealerships’ balance sheets and results of operations since the respective dates of sale. In connection with these sale transactions, the company received total consideration of $5.7 million, of which $2.1 million represented cash proceeds for net assets with a carrying value of $5.4 million. This resulted in a pre-tax gain on sale of $0.3 million, which was reflected as an offset to “Operating Expenses” in the Condensed Consolidated Statement of Operations.

7. STOCK-BASED COMPENSATION
The company utilizes equity-based compensation incentives as a component of its employee and non-employee director compensation philosophy. Currently, these incentives consist principally of stock options, restricted stock and restricted stock units. The company also offers a discounted stock purchase plan for its domestic and international employees.

Valuation and Expense Information
In December 2004, the FASB issued a revision of SFAS No. 123, “Share-Based Payment” (SFAS 123(R)), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) generally requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on their grant-date fair market value and to recognize this cost over the requisite service period. The company adopted SFAS 123(R) as of the beginning of its 2007 fiscal year, using the modified prospective method. Under this method, compensation expense recognized by the company in the quarter ended September 2, 2006 included: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of June 3, 2006, based on the grant date fair value estimate in accordance with the original provisions of SFAS 123, “Accounting for Stock-Based Compensation”, and (b) compensation cost for all stock-based payments granted subsequent to June 3, 2006, based on the grant date fair value estimated in accordance with SFAS 123(R). Results of prior periods have not been restated.

Prior to the adoption of SFAS 123(R), the company accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (APB 25) and related Interpretations. Under this method, compensation expense related to stock options was recognized only if the market price of the stock underlying an award on the date of grant exceeded the related exercise price. Expense attributable to other types of stock-based awards, such as restricted stock grants and restricted stock units, was recognized in the company’s reported results under APB 25.

Certain of the company’s equity-based compensation awards contain provisions that allow for continued vesting into retirement. Prior to adoption of SFAS 123(R), when following the provisions of APB 25, the company recognized compensation expense related to these awards over the vesting period plus any required performance period, without regard to when an employee became eligible for retirement. Under SFAS 123(R), a stock-based award is considered fully vested for expense attribution purposes when the employee’s retention of the award is no longer contingent on providing subsequent service.

The company classifies pre-tax stock-based compensation expense primarily within Operating Expenses on the Condensed Consolidated Statements of Operations. Related expenses charged to Cost of Goods Sold were not material. For the quarter ended September 2, 2006, pre-tax compensation expense for all types of stock-based programs and the related income tax benefit recognized was $1.4 million and $0.5 million, respectively. As a result of adopting SFAS 123(R) at the beginning of fiscal 2007, the company’s reported pre-tax stock-based compensation expense for the quarter was approximately $0.7 million higher than it would have been under APB 25. This effectively reduced basic and diluted earnings per share in the quarter by approximately $0.01.

The following table reconciles reported net earnings and per share information to pro forma net earnings and per share information that would have been reported if the fair value method had been used to account for stock-based employee compensation last year.

(In Millions, Except Per Share Data)	Three Months Ended September 3, 2005

Net earnings, as reported	$23.7

Addback: Total stock-based employee compensation expense included
in net earnings, as reported, net of related tax effects	0.5

Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax
effects	(1.1)

Pro forma net earnings	$23.1

Earnings per share:
Basic, as reported	$0.34
Basic, pro forma	$0.33
Diluted, as reported	$0.34
Diluted, pro forma	$0.33

As of September 2, 2006, total pre-tax stock-based compensation cost not yet recognized related to non-vested awards was approximately $9.2 million. The weighted-average period over which this amount is expected to be recognized is approximately 2.5 years.

The company estimated the fair value of employee stock options on the date of grant using the Black-Scholes model. In determining these values, the following weighted-average assumptions were used for the year-to-date periods indicated.

	September 2, 2006		September 3, 2005

Risk-free interest rates (1)	4.95%		3.72%
Expected term of options (2)	5.0 ye	ars	5.0 ye	ars
Expected volatility (3)	28%		30%
Dividend yield (4)	1.0%		1.0%
Weighted-average fair-market value of stock
options:
Granted with exercise prices equal to the
fair-market value of the stock on the date of
grant	--		--
Granted with exercise prices greater than the
fair-market value of the stock on the date of
grant	$7.48		$8.02

(1)	Represents the U.S. Treasury yield over the same period as the expected option term.
(2)	Represents the period of time that options granted are expected to be outstanding. Based on analysis of historical option exercise activity, the company has determined that all employee groups exhibit similar exercise and post-vesting termination behavior.
(3)	Amount is determined based on analysis of historical price volatility of the company’s common stock over a period equal to the expected term of the options. The company also utilizes a market-based or “implied volatility” measure, on exchange-traded options in the company’s common stock, as a reference in determining this assumption.
(4)	Represents the company’s estimated cash dividend yield over the expected term of options.

Stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the quarter ended September 2, 2006 has been reduced for estimated forfeitures, as it is based on awards ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the company’s pro forma information required under SFAS No. 123 for the periods prior to fiscal 2007, the company accounted for forfeitures as they occurred. The cumulative effect of the change in accounting for forfeitures was not material.

Adoption of SFAS 123(R) also affected the presentation of cash flows. The change is related to tax benefits arising from tax deductions that exceed the amount of compensation expense recognized (excess tax benefits) in the financial statements. For the three months ended September 2, 2006, cash flow from operating activities was reduced by $0.03 million and cash flow from financing activities was increased by $0.03 million from amounts that would have been reported if the company had not adopted SFAS 123(R).

Stock Option Plans
The company has stock option plans under which options to purchase the company’s stock are granted to employees and non-employee directors at a price not less than the market price of the company’s common stock on the date of grant. All options become exercisable between one year and three years from date of grant and expire two to ten years from date of grant. The options are subject to graded vesting with the related compensation expense recognized on a straight-line basis over the requisite service period. At September 2, 2006, there were 5.1 million shares available for future options.

The following is a summary of the transactions under the company’s stock option plans for the three months ended September 2, 2006.

	Shares Under Option	Weighted-Average Exercise Prices	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Millions)

Outstanding at beginning of year	4,330,608	$25.80	4.12	$20.8
Granted>Market	385,286	$30.54
Exercised	(7,423)	$21.14
Forfeited	(33,736)	$28.81

Outstanding at end of period	4,674,735	$26.18	4.37	$13.8

Ending vested + Expected to vest	4,633,953	$26.13	4.37	$13.8
Exercisable at end of period	3,956,436	$25.28	3.56	$13.7

For the quarter ended September 3, 2005, the company granted a total of 352,557 options. All of these awards had exercise prices greater than the related fair market value of the stock on the date of grant. The weighted average exercise price for these options totaled $33.52.

The total pre-tax intrinsic value of options exercised during the 3 months ended September 2, 2006 and September 3, 2005 was $0.05 million and $6.3 million, respectively. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the company’s closing stock price as of the end of the respective periods, which would have been received by the option holders had all option holders exercised in-the-money options as of that date. As of June 3, 2006, 3,877,331 outstanding options were exercisable, and the weighted-average exercise price was $25.05.

The following is a summary of stock options outstanding at September 2, 2006.

	Outstanding Stock Options			Exercisable Stock Options

Range of Exercise Price	Shares	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Exercise Prices	Shares	Weighted-Average Exercise Prices

$16.29-$23.87	1,701,562	2.84	$22.91	1,701,562	$22.91
$24.20-$27.36	1,683,975	4.41	$25.91	1,683,975	$25.91
$27.50-$33.52	1,289,198	6.32	$30.85	570,899	$30.49

Total	4,674,735	4.37	$26.18	3,956,436	$25.28

Restricted Stock Grants
The company grants restricted common stock to certain key employees. Shares are granted in the name of the employee, who has all rights of a shareholder, subject to certain restrictions on transferability and risk of forfeiture. The grants are subject to either cliff-based or graded vesting over a period not to exceed five years, subject to forfeiture if the employee ceases to be employed by the company for certain reasons. After the vesting period, the employee is awarded the equivalent common shares without restriction. The company recognizes the related compensation expense on a straight-line basis over the requisite service period. The following is a summary of restricted stock transactions for the quarter ended September 2, 2006:

	Shares	Weighted-Average Grant Date Fair Value

Outstanding at beginning of year	140,484	$25.12
Granted	1,000	$27.76
Forfeited	--	--
Vested	(20,695)	$26.73

Outstanding at end of period	120,789	$24.87

Pre-tax compensation expense related to these awards totaled $0.2 million and $0.4 million, in the first quarter of fiscal 2007 and 2006, respectively. The weighted-average remaining recognition period of the outstanding restricted shares at September 2, 2006 was 2.47 years. The total fair value of shares vested during the first three months ended September 2, 2006 was $0.6 million.

Restricted Stock Units
The company grants restricted stock units to certain key employees. This program provides that the actual number of restricted stock units awarded is tied in part to the company’s annual financial performance for the year on which the grant is based. The awards generally cliff-vest after a five year service period, with prorated vesting for certain circumstances and continued vesting into retirement. Each restricted stock unit represents one equivalent share of the company’s common stock to be awarded, free of restrictions, after the vesting period. Compensation expense related to these awards is recognized over the requisite service period, which includes any applicable performance period. Dividend equivalent awards are granted quarterly. The following is a summary of restricted stock unit transactions for the quarter ended September 2, 2006:

	Share Units	Aggregate Intrinsic Value (In Millions)	Weighted-Average Remaining Contractual Term (Years)

Outstanding at beginning of year	80,062	$2.4
Granted	108,112
Forfeited	(3,185)
Vested	--

Outstanding at end of period	184,989	$5.3	4.4

Ending vested + Expected to vest	154,389	$4.4	4.4

The company recognized pre-tax compensation expense related to restricted stock units of $0.5 million and $0.4 million in the first quarter of fiscal 2007 and 2006, respectively.

8. SUPPLEMENTAL CASH FLOW INFORMATION
The company holds cash equivalents as part of its cash management function. Cash equivalents include money market funds, time deposit investments and treasury bills with original maturities of less than three months. All cash equivalents are high-credit quality financial instruments and the amount of credit exposure to any one financial institution or instrument is limited.

Cash payments for income taxes and interest were as follows.

	Three Months Ended

(In Millions)	September 2, 2006	September 3, 2005

Income taxes paid, net	$4.3	$6.2
Interest paid	$--	$0.1

9. SHORT-TERM INVESTMENTS
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

Net investment income recognized in the Condensed Consolidated Statements of Operations resulting from these investments totaled approximately $0.1 million for both of the three-month periods ended September 2, 2006 and September 3, 2005.

	September 2, 2006

(In Millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value

U.S. Government & Agency Debt	$2.6	$--	$(0.1)	$2.5
Corporate Bonds	7.6	--	(0.1)	7.5
Mortgage-Backed	4.5	--	(0.1)	4.4
Other Debt	0.7	--	--	0.7

Total	$15.4	$--	$(0.3)	$15.1

The following is a summary of the carrying and market values of the company’s short-term investments as of the respective dates.

	June 3, 2006

(In Millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value

U.S. Government & Agency Debt	$2.5	$--	$(0.1)	$2.4
Corporate Bonds	7.8	--	(0.2)	7.6
Mortgage-Backed	4.6	--	(0.1)	4.5
Other Debt	0.7	--	--	0.7

Total	$15.6	$--	$(0.4)	$15.2

10. OPERATING SEGMENTS
The company is comprised of several operating segments as defined in SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131). In accordance with the disclosure guidance within SFAS 131, the company has aggregated these operating segments into two primary reportable operating segments; North American Furniture Solutions and Non-North American Furniture Solutions.

The North American Furniture Solutions segment includes the operations associated with the design, manufacture and sale of furniture products for work-related settings, including office, healthcare and educational environments, throughout the United States, Canada and Mexico. The business associated with the company’s owned contract furniture dealers is also included in the North American Furniture Solutions segment. The Non-North American Furniture Solutions segment includes the operations associated with the design, manufacture and sale of furniture products primarily for work-related settings outside of North America. The company also reports an “Other” category consisting primarily of its North American Home and new start-up businesses, Variable Interest Entities (VIEs), and certain unallocated corporate expenses.

North American Home includes the operations associated with the design, manufacture and sale of furniture products for residential settings in the United States, Canada and Mexico. The new start-up businesses are aimed at developing innovative products to serve current and new markets. VIEs, which are discussed further in Note 17, represent independent contract furniture dealerships whose operations are included in the consolidated results of the company due to strategic financial arrangements with such entities.

The performance of the operating segments is evaluated by the company’s management using various financial measures. The following is a summary of certain key financial measures for the respective fiscal periods indicated. It should be noted that the information provided for fiscal 2006 has been recast to conform with current year presentation for comparative purposes.

	Three Months Ended

(In Millions)	September 2, 2006	September 3, 2005

Net Sales:
North American Furniture Solutions	$372.4	$357.2
Non-North American Furniture Solutions	62.6	53.8
Other	14.7	19.9

Total	$449.7	$430.9

Depreciation and Amortization:
North American Furniture Solutions	$8.9	$9.1
Non-North American Furniture Solutions	1.1	1.0
Other	0.2	0.3

Total	$10.2	$10.4

Operating Earnings:
North American Furniture Solutions	$38.4	$34.0
Non-North American Furniture Solutions	6.1	3.9
Other	1.2	1.3

Total	$45.7	$39.2

Capital Expenditures:
North American Furniture Solutions	$7.4	$6.7
Non-North American Furniture Solutions	0.5	3.9
Other	0.7	0.6

Total	$8.6	$11.2

(In Millions)	September 2, 2006	June 3, 2006

Total Assets:
North American Furniture Solutions	$475.7	$512.2
Non-North American Furniture Solutions	126.3	130.1
Other	21.9	25.7

Total	$623.9	$668.0

The accounting policies of the reportable operating segments are the same as those of the company. In addition to these accounting policies, there is also a methodology for allocating corporate costs and assets to the operating segments. The underlying objective of this methodology is to allocate corporate costs according to the relative “usage” of the underlying resources and to allocate corporate assets according to the relative expected benefit. In the absence of relevant and reliable information, it has been determined that allocation based on relative net sales is most appropriate. The majority of corporate costs are allocated to the operating segments but there are certain costs, such as restructuring, that are not subject to allocation since they are generally considered the result of isolated strategic business decisions that are evaluated separately from the rest of the regular ongoing business operations.

11. NEW ACCOUNTING STANDARDS
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS 151 requires that these items be recognized as current-period charges. Additionally, this Statement requires that fixed production overhead expenses be allocated to inventory based on the “normal capacity” of the production facilities. The company adopted SFAS 151 in the first quarter of fiscal 2007 and the resulting impact on its consolidated financial statements was not material.

In December 2004, the FASB issued a revision of SFAS No. 123, “Share-Based Payment” (SFAS 123(R)), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement focuses primarily on transactions in which an entity obtains employee services in exchange for share-based payments. Under SFAS 123(R), a public entity generally is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with such cost recognized over the requisite service period. This new accounting treatment is also required for any share-based payments to the company’s Board of Directors. SFAS 123(R) also requires an entity to provide certain disclosures in order to assist in understanding the nature of share-based payment transactions and the effects of those transactions on the financial statements. The company adopted the provisions of SFAS 123(R) in the first quarter of fiscal 2007. Further information regarding the company’s method of adoption and the resulting impact on net earnings and earnings per share is provided in Note 7.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. Under FIN 48, the tax effects of a position should be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. FIN 48 also requires significant new annual disclosures in the notes to the financial statements. The effect of adjustments at adoption should be recorded directly to beginning retaining earnings in the period of adoption and reported as a change in accounting principle. Retroactive application is prohibited under FIN 48. The company is required to adopt FIN 48 at the beginning of fiscal 2008. While the company is currently evaluating the provisions of FIN 48, the adoption is not expected to have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). This new standard establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair value market value. SFAS 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. The company is required to adopt this new accounting guidance at the beginning of fiscal 2009. While the company is currently evaluating the provisions of SFAS 157, the adoption is not expected to have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158). SFAS 158 amends SFAS No. 87 “Employers’ Accounting for Pensions,” SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other than Pensions” and SFAS 132 “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The amendments retain most of the existing measurement and disclosure guidance and will not change the amounts recognized in the company’s statement of operations. SFAS 158 requires companies to recognize a net asset or liability with an offset to equity, by which the defined-benefit-postretirement obligation is over or under-funded. SFAS 158 requires prospective application, and the recognition and disclosure requirements will be effective for the company’s fiscal year ending June 2, 2007. The company is currently evaluating the impact SFAS 158 will have on its consolidated balance sheets.

12. OTHER INTANGIBLE ASSETS
Other intangible assets are comprised of patents, trademarks and intellectual property rights. As of September 2, 2006, the combined gross carrying value and accumulated amortization was $11.0 million and $4.9 million, respectively. As of June 3, 2006, these amounts totaled $10.9 million and $4.8 million, respectively. The company amortizes its intangible assets over periods ranging from 8 to 17 years.

Amortization expense related to intangible assets totaled approximately $0.3 million for both three-month periods ended September 2, 2006, and September 3, 2005.

Estimated amortization expense for intangible assets as of September 2, 2006, for each of the succeeding fiscal years is as follows:

(In Millions)	Remaining 2007 2008 2009 2010 2011	$0.8 $1.1 $1.0 $1.0 $1.0

13. INTEREST RATE SWAPS
In November 2003, the company entered into two fixed-to-floating interest rate swap agreements. One agreement that expires March 15, 2011, effectively converts $50 million of fixed-rate debt securities to a floating-rate basis. The fair value of this swap instrument, which is based upon expected LIBOR rates over the remaining term of the instrument, was approximately $(1.4) million at September 2, 2006, and is reflected as a reduction to long-term debt and an offsetting addition to other long-term liabilities in the Consolidated Balance Sheet. As of June 3, 2006, the fair value of approximately $(2.0) million is reflected as a reduction to long-term debt and an offsetting addition to other long-term liabilities. The floating interest rate for this agreement is based on the six-month LIBOR, set in-arrears at the end of each semi-annual period, which is estimated to be approximately 8.1 percent at both September 2, 2006 and June 3, 2006. The next scheduled interest rate reset date is in September 2006.

The second agreement, which expires March 5, 2008, effectively converts $6 million of fixed-rate private placement debt to a floating-rate basis. The fair value of this swap instrument, which is based upon expected LIBOR rates over the remaining term of the instrument, was approximately $(0.2) million at September 2, 2006, and is reflected as a reduction to long-term debt and an offsetting addition to other long-term liabilities in the Consolidated Balance Sheet. As of June 3, 2006, the fair value of approximately $(0.2) million is reflected in the Consolidated Balance Sheets as a reduction to long-term debt and an offsetting addition to other long-term liabilities. The floating interest rate for this agreement is based on the six-month LIBOR, set in-arrears at the end of each semi-annual period, which is estimated to be approximately 8.7 percent at both September 2, 2006 and June 3, 2006. The next scheduled interest rate reset date is in September 2006.

As of September 2, 2006, a total of $56 million of the company’s outstanding debt was effectively converted to a variable-rate basis as a result of these interest rate swap arrangements. These swaps are fair-value hedges and qualify for hedge-accounting treatment using the “short-cut” method under the provisions of Statement of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Under this accounting treatment, the change in the fair value of the interest rate swap is equal to the change in value of the related hedged debt and, as a result, there is no net effect on earnings. These agreements require the company to pay floating-rate interest payments in return for receiving fixed-rate interest payments that coincide with the semi-annual payments to the debt holders at the same date.

The counterparties to these swap instruments are large financial institutions which the company believes are of high-quality creditworthiness. While the company may be exposed to potential losses due to the credit risk of non-performance by these counterparties, such losses are not anticipated. The impact of these swap arrangements on interest expense was an addition of approximately $0.1 million in the first quarter of fiscal 2007 and a reduction of approximately $0.1 million in the first quarter of fiscal 2006.

14. GUARANTEES, INDEMNIFICATIONS, AND CONTINGENCIES
Product Warranties
The company provides warranty coverage to the end-user for parts and labor on products sold. The standard length of warranty is 12 years; however, this varies depending on the product classification. The company does not sell or otherwise issue warranties or warranty extensions as stand-alone products. Reserves have been established for the various costs associated with the company’s warranty program. General warranty reserves are based on historical claims experience and other currently available information and are periodically adjusted for business levels and other factors. Specific reserves are established once an issue is identified with the amounts for such reserves based on the estimated cost to correct the problem. Changes in the warranty reserves for the stated periods were as follows.

	Three Months Ended

(In Millions)	September 2, 2006	September 3, 2005

Accrual Balance - beginning	$14.9	$13.0
Accrual for warranty matters	1.8	2.7
Settlements and adjustments	(1.1)	(2.3)

Accrual Balance - ending	$15.6	$13.4

Other Guarantees
The company has entered into separate agreements to guarantee the debt of two independent contract furniture dealerships. In accordance with the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others” (FIN 45), the company initially recorded an expense equal to the estimated fair values of these guarantees. The maximum financial exposure assumed by the company as a result of these arrangements totaled $0.5 million as of September 2, 2006. The guarantees are reflected under the caption “Other Liabilities” in the Condensed Consolidated Balance Sheets as of September 2, 2006, at $0.5 million. At June 3, 2006, the recorded liability for such guarantees totaled $0.5 million.

The company has also entered into an agreement with a third-party leasing company to guarantee a contractual lease term, including the lessee payment obligation and/or residual value of Herman Miller product. This guarantee expires March 2007. As of September 2, 2006, the maximum financial exposure assumed by the company in connection with this guarantee totaled approximately $2.0 million. As of September 2, 2006, the guarantee is reflected in “Other Liabilities” in the Consolidated Balance Sheet at $0.6 million, which approximates the estimated fair value. At June 3, 2006, the recorded liability for such guarantees totaled $0.6 million.

The company is periodically required to provide performance bonds in order to do business with certain customers. These arrangements are common and generally have terms ranging between one and three years. The bonds are required to provide assurances to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies; the company is ultimately liable for claims that may occur against them. As of September 2, 2006, the company had a maximum financial exposure related to performance bonds totaling approximately $8.4 million. The company has had no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company’s financial statements. Accordingly, no liability has been recorded as of September 2, 2006 and June 3, 2006.

The company periodically enters into agreements in the normal course of business, which may include indemnification clauses regarding patent/trademark infringement and service losses. Service losses represent all direct or consequential loss, liability, damages, costs and expenses incurred by the customer or others resulting from services rendered by the company, the dealer, or certain sub-contractors due to a proven negligent act. The company has had no history of claims, nor is it aware of circumstances that would require it to perform under these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company’s financial statements. Accordingly, no liability has been recorded as of September 2, 2006 and June 3, 2006.

The company has entered into standby letter of credit arrangements for the purpose of protecting various insurance companies against default on the payment of certain premiums and claims. A majority of these arrangements are related to the company’s wholly-owned captive insurance company. As of September 2, 2006, the company had a maximum financial exposure from these insurance-related standby letters of credit totaling approximately $13.1 million. The company has had no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company’s financial statements. Accordingly, no liability has been recorded as of September 2, 2006 and June 3, 2006.

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

The company leases a facility in the UK under an agreement that expires in January 2008. Under the terms of the lease, the company is required to perform the maintenance and repairs necessary to address the general dilapidation of the facility over the lease term. The ultimate cost of this provision to the company is dependent on a number of factors including, but not limited to, the future use of the facility by the lessor and whether the company chooses and is permitted to renew the lease term. The company has estimated the cost of these maintenance and repairs to be between $0 and $3 million, depending on the outcome of future plans and negotiations. Based on existing circumstances, it is estimated that these costs will most likely approximate $0.5 million. As a result, this amount has been recorded as a liability reflected under the caption “Other Liabilities” in the Consolidated Balance Sheets at both September 2, 2006, and June 3, 2006.

In May 1996, the company assigned its rights as lessee of a UK facility to a third party under an agreement that contained a provision granting the third party the right to re-assign the lease to the company after 10 years, at its election. During the first quarter of fiscal 2006, the company was notified by the third party that it is no longer using the space and intends to exercise the re-assignment option. The original lease term expires in May 2014. The company believes it will be able to assign or sublet the lease for the majority of the remaining lease term to another tenant at current market rates. However, current market rates for comparable office space are lower than the rental payments owed under the lease agreement. As such, the company would remain liable to pay the difference. As a result, the company recorded a pre-tax charge of $0.7 million to Operating Expenses in the first quarter of fiscal 2006 for the expected loss under the arrangement based on the best information available at the time. During the third quarter of fiscal 2006, the company revised its estimate of the time required to find a tenant. This resulted in an additional pre-tax charge during the third quarter of $0.7 million. It is currently estimated that the present value of the future cost to the company under the arrangement will most likely approximate $1.4 million. As a result, this amount has been recorded as a liability reflected under the caption “Other Liabilities” in the Consolidated Balance Sheets at both September 2, 2006 and June 3, 2006.

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

15. INCOME TAXES
The effective tax rates for the three months ended September 2, 2006 and September 3, 2005, were 33.4% and 34.4%, respectively. The company’s United States federal statutory rate is 35.0%. The current year effective rate was below the statutory rate primarily due to the manufacturing deduction under the American Job Creations Act of 2004, the release of federal tax reserves relating to the closure of an Internal Revenue Service review for fiscal years 1997 through 2003 and other accrual adjustments related to our foreign captive insurance company. The effective rate in the prior year was lower than the statutory rate primarily as a result of the manufacturing deduction under the American Job Creations Act of 2004 and higher levels of research and development credits.

16. EMPLOYEE BENEFIT PLANS
The following tables summarize the costs of the company’s employee pension and post-retirement plans for the periods indicated.

(In Millions)	Three Months Ended

	Pension Benefits		Post-Retirement Benefits

	September 2, 2006	September 3, 2005	September 2, 2006	September 3, 2005

Domestic:
Service cost	$2.2	$2.1	$--	$--
Interest cost	4.0	3.5	0.3	0.2
Expected return on plan assets	(5.3)	(5.1)	--	--
Net amortization loss	0.5	0.4	0.1	0.2

Net periodic benefit cost	$1.4	$0.9	$0.4	$0.4

International:
Service cost	$0.5	$0.4
Interest cost	0.9	0.8
Expected return on plan assets	(1.0)	(0.9)
Net amortization loss	0.4	0.2

Net periodic benefit cost	$0.8	$0.5

During the first quarter of fiscal 2007, the company made a $2 million voluntary contribution to its international pension plan. The company is currently evaluating what additional voluntary contributions, if any, will be made to its various employee retirement plans in fiscal 2007. Actual contributions will be dependent upon investment returns, changes in pension obligations and other economic and regulatory factors.

17. VARIABLE INTEREST ENTITES
The company has provided subordinated debt to and/or guarantees on behalf of certain independent contract furniture dealerships. These relationships constitute variable interests under the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46(R)). At the end of fiscal year 2004, when the company adopted FIN 46(R), the company qualified as the “primary beneficiary” in certain of these relationships. This required the company to include the financial statements of these qualifying VIEs in its consolidated financial statements. Since that time, triggering events occurred which allowed the company to cease the consolidation of these VIE financial statements. At September 2, 2006, the company was not considered the primary beneficiary in any of its independent dealer financing relationships.

During the first quarter of fiscal 2006, a qualifying triggering event occurred with a VIE which resulted in reconsideration under FIN 46(R). Based on this reconsideration, it was determined that the company was no longer considered the primary beneficiary. Accordingly, the company ceased consolidation of the independent dealership financial statements. This resulted in a pre-tax loss of $0.1 million which is reflected in “Other Expenses (Income)” in the Condensed Consolidated Statement of Operations for the first quarter of fiscal 2006.

Consolidation of the VIE during the first quarter of fiscal 2006 increased the company’s net sales by $6.8 million. Net earnings for the same period were not significantly affected, excluding the loss on ceasing consolidation, as the resulting earnings were primarily attributed to minority interest of $0.7 million.

18. ASSETS HELD FOR SALE
The company’s Canton, Georgia facility was exited in fiscal 2004 in connection with a previous restructuring initiative. During the fourth quarter of fiscal 2003, this asset was written down to its expected fair market value. At September 2, 2006 this facility remained listed for sale. The facility’s carrying value of $7.5 million is classified under the caption “Net Property and Equipment” in the Condensed Consolidated Balance Sheets at both September 2, 2006 and June 3, 2006.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that affected the company’s financial condition, earnings and cash flow during the periods included in the accompanying condensed consolidated financial statements. References to “Notes” are to the footnote disclosures included in the condensed consolidated financial statements.

Discussion of Current Business Conditions

As we approached the end of fiscal 2006, we became increasingly confident that the stage was set for a strong start to the new fiscal year. Solid customer order pacing in April and May allowed us to start fiscal 2007 with a healthy $238.2 million backlog. At that time, we were anxiously anticipating a strong showing in June at NeoCon, our industry’s annual trade show held in Chicago. We had great success at the show, and our award-winning new products garnered tremendous attention within the contract furniture industry. To be sure, this left us energized and motivated about the direction of our business.

In total, net sales and orders in the quarter exceeded the levels we reported in both the prior year first and fourth quarters. Despite continued cost challenges in the commodities markets, we were able to generate a year-over-year improvement in gross margin. This, in turn, helped fuel a double-digit percentage increase in net earnings over the prior year first quarter.

Both net sales and operating earnings improved from the prior year first quarter in each of our primary business segments. We were particularly pleased with the performance of our Non-North American Furniture Solutions segment, which outpaced the sales growth reported by our North American business. At the same time, the team made great progress implementing our business plan in China by opening our furniture showroom in Shanghai. Our new manufacturing facility in Ningbo, China is under construction and we remain on schedule to begin manufacturing product this fiscal year.

We continued to benefit from a relatively favorable macro-economic environment this past quarter. The Business Institutional Furniture Manufacturer’s Association (BIFMA) issued its most recent industry forecast in August. The report noted that while overall growth in the U.S. economy has moderated since the beginning of calendar 2006, resilience in the key indicators of our industry, particularly non-residential construction levels, continue to support a growth forecast through calendar 2007.

Fiscal year 2006 was arguably the most aggressive year of new product introductions in our company’s history. During our first quarter of 2007, we were thrilled by the level of customer interest in these new products, which include My Studio EnvironmentsTM, VivoTM Interiors, the ForayTM chair and the LeafTM light. My Studio Environments is on track with our initial business plan estimates, with several Fortune 500 companies having already selected the product for significant projects. Customers in general are embracing it as a revolutionary product with great potential for enhancing brand image and employee retention. Vivo has been a terrific success so far. In fact, in just over 3 months we have received verbal commitments for approximately half of its first year projected volume. We are also receiving great preliminary feedback on the Foray chair. Finally, the Leaf light, which has received significant attention from the architecture and design community, is scheduled to begin shipping in the second quarter.

We intend to remain the innovation leader in our industry. With these new products in the marketplace, we are now focusing our attention on the next lineup of product innovations. Our investment in research and development, excluding royalties, for the first quarter totaled $9.1 million this year compared to $7.3 million last year.

Analysis of First Quarter Results
The first quarter ended September 2, 2006 included 13 weeks of operations. By comparison, the prior year period, the quarter ended September 3, 2005, included 14 weeks of operations. This extra week is required approximately every six years in order to realign our fiscal reporting dates with the actual calendar months. This is a factor that should be considered when comparing our financial results in fiscal 2007 to fiscal year 2006.

The following table presents certain key highlights from the results of operations for the quarterly periods indicated.

In millions, except per share data	Three Months Ended

	September 2, 2006 (13 Weeks)	September 3, 2005 (14 Weeks)	Percent Change

Net Sales	$449.7	$430.9	4.4%
Gross Margin	152.3	141.7	7.5%
Operating Expenses	106.6	102.5	4.0%
Operating Earnings	45.7	39.2	16.6%
Net Earnings	28.5	23.7	20.3%
Earnings per share - diluted	0.43	0.34	26.5%
Orders	501.2	492.9	1.7%
Backlog	289.6	271.8	6.5%

Consolidated Sales, Orders, and Backlog
Net sales in the first quarter of $449.7 million were $18.8 million higher than the same period in the prior year. The extra week of operations in the prior year first quarter added approximately $30.8 million to total net sales in the period. Excluding the sales attributed to the additional week, the year-over-year increase in net sales between the first quarters of fiscal 2006 and 2007 totaled approximately $49.6 million or 12.4%.

The year-over-year comparison of net sales in the first quarter was also affected by three dealership transitions that occurred in the first quarter of fiscal 2006. Net sales from these dealers that we no longer own or consolidate under FIN 46(R) totaled approximately $10.7 million in the prior year first quarter. Further information relating to the dealer ownership and accounting transitions can be found in Notes 6 and 17.

During the first quarter we continued to benefit from the general price increase put in place in September 2005. This increase, which varied by product but averaged approximately 3.8% of list price, was implemented in response to rising direct material costs. While the markets in which we operate remain highly price competitive, we believe we have been able to capture a portion of the price increase, thereby allowing us to offset much of the negative impact of higher material costs. It is difficult to quantify with certainty the year-over-year benefit to net sales; however, our best estimate is that we have captured between 30% and 50% of the price increase.

Orders in the first quarter of $501.2 million represented our highest level for a quarterly period since the quarter ended November 2000. Compared to the first quarter of last year, orders increased $8.3 million or 1.7%. Again, the extra week of operations in the prior year period had a significant impact on this comparison. Orders associated with this extra week totaled approximately $35.2 million. Excluding these orders, the year-over-year increase in the current year first quarter totaled approximately $43.5 million or 9.5%. Orders in the current year first quarter increased $59.5 million, or 13.5% from the fourth quarter of fiscal 2006.

In addition to the extra week of operations, two other factors affect the year-over-year comparison of orders. First, the three dealerships we no longer own or consolidate under FIN 46(R) contributed orders of approximately $14.4 million in the prior year first quarter. Finally, while difficult to estimate, we believe certain customer orders were accelerated into the first quarter of last year in advance of the September 2005 price increase.

The backlog of unfilled orders at the end of the first quarter totaled $289.6 million which represents an increase of $17.8 million or 6.5% from the prior year level. Backlog increased approximately $51.4 million or 21.6% from the fourth quarter of fiscal 2006. The dealership transitions in the prior year were completed prior to the end of the first quarter. Accordingly, the backlog at September 3, 2005 did not include amounts that would be considered non-comparative to the current quarter ending balance.

Performance versus the Domestic Contract Furniture Industry
Net sales at our domestic U.S. operations increased over the prior year first quarter by approximately 1.3%. By contrast, new orders declined by approximately 4.7% from the same period last year. Adjusting for the extra week in the prior year first quarter, and the impact of the 3 dealership transitions previously discussed, the year-over-year increase in net sales and orders for our domestic business totaled approximately 12.8% and 6.7%, respectively.

BIFMA reported an estimated year-over-year increase in U.S. office furniture shipments of approximately 7.1% for the three-month period ended August 2006. For the same period, BIFMA estimates industry orders grew approximately 5.3%. It is important to note that these industry growth percentages have not been adjusted for the impact of the extra week of operations or the 3 dealership transitions that occurred in our 2006 fiscal year. Such an adjustment would be necessary to make these amounts comparable to our adjusted net sales and order growth percentages above.

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

	Three Months Ended

	September 2, 2006	September 3, 2005

Net Sales	100.0%	100.0%
Cost of Sales	66.1	67.1
Gross Margin	33.9	32.9
Operating Expenses	23.7	23.8
Operating Margin	10.2	9.1
Other Expense, net	0.6	0.5
Earnings Before Income Taxes and
Minority Interest	9.5	8.6
Income Tax Expense	3.2	3.0
Minority Interest, net of income taxes	--	0.2
Net Earnings	6.3%	5.5%

Consolidated Gross Margin
Gross margin in the first quarter improved a full 100 basis points from the same quarter in fiscal 2006. While direct material cost increases posed a challenge in the quarter, we were able to offset them through the net benefit captured from the September 2005 price increase. This market pricing power also resulted in a reduction in our direct labor expenses on a percent-of-sales basis as compared to the prior year. This improvement in direct labor was achieved despite the implementation of wage increases in the current year first quarter. In addition, a substantial proportion of the gross margin improvement over the prior year came from leveraging fixed overhead expenses over the increased sales volume.

Direct material commodity prices had an unfavorable impact on our gross margin when compared to the prior year. Once again we experienced increases in aluminum, wood particleboard, plastic and steel. We estimate these commodity cost increases added between $4 million and $6 million to our consolidated direct material expenses in first quarter. Fortunately, market price increases for these commodities appear to be moderating, if not stabilizing. That said, this remains an area of concern that we are watching closely. We continue to believe our commitment to lean manufacturing principles under the Herman Miller Production System (HMPS), combined with our pricing strategy, will allow us to at least partially cover near-term cost increases relating to direct materials.

Manufacturing overhead expenses, as a percentage of sales, improved significantly from the prior year due to leverage gained on higher sales volume. This improvement was realized despite current year increases in expenses relating to various employee benefit categories, including medical and retirement plan benefits. Incentive bonus expenses were approximately $1.6 million lower in the current year first quarter versus the same period last year.

Freight expenses, as a percentage of sales, were flat with the prior year level. While diesel costs represent only a portion of our overall transportation expenses, we view this as a significant operational achievement given the 23% increase in the average price per gallon of diesel fuel from one year ago. In recent months our distribution team has spent considerable time improving the overall efficiency of our distribution process, including increasing load utilization and shipment consolidation.

Operating Expenses and Operating Earnings
Operating expenses were $106.6 million in the first quarter compared to $102.5 million in the prior year. This represents an increase of $4.1 million or 4%. However, the prior year period included approximately $4 million in additional compensation costs associated with the extra week of operations. We also incurred expenses totaling approximately $2.4 million in the prior year first quarter relating to the three dealerships that were transitioned in that period. Excluding these amounts, the comparable year-over-year increase in operating expenses totaled approximately $10.5 million.

The majority of the expense increase in the current year is attributable to higher research and development expenses, sales and marketing costs associated with the new product launches and an increase in accounts receivable reserves. The combined impact of these three items totaled approximately $4.9 million. We also had current period increases in employee wages, medical, pension benefits and variable selling expenses driven by the increase in sales volume. Operating expenses in the first quarter also included costs associated with the startup of our new showroom in Shanghai. Employee incentive compensation expenses in the first quarter of fiscal 2007 were approximately $1.9 million lower than the prior year first quarter.

We experienced an increase in the aging of our trade accounts receivable balances from the end of fiscal 2006. This resulted in higher expenses in the first quarter associated with an increase in our calculated accounts receivable reserves. These reserves are established based primarily upon our historical experience with collections on aging customer account balances.

We recorded total pre-tax compensation expense of $1.4 million in the first quarter associated with our stock-based compensation programs. This compares to $0.8 million recognized in the prior year related to these programs. The year-over-year increase is the result of our adoption of SFAS 123(R), the new guidance covering the accounting for share-based compensation arrangements. Additional information on this new accounting standard, including our method of transition and prior accounting practice, can be found in Note 7.

In the first quarter of fiscal 2006, we recorded a pre-tax charge totaling approximately $0.7 million related to a long-term lease arrangement in the United Kingdom. For further explanation regarding this lease arrangement, refer to Note 14.

In addition, the sale of two wholly-owned dealerships in the first quarter of last year resulted in a net pre-tax gain of approximately $0.3 million. This gain is reflected as a credit against operating expenses in fiscal 2006. Refer to Note 6 for further information regarding the sale of these dealerships.

Operating earnings in the first quarter totaled $45.7 million compared to $39.2 million last year. As a percentage of net sales, operating earnings in the current year first quarter totaled 10.2%, up from 9.1% in the prior year. We are encouraged by this improvement as it represents continued progress toward our stated goal of achieving at least an 11% operating margin by 2010.

Other Income/Expense, Income Taxes, and Minority Interest
Net other expenses in the first quarter totaled $2.9 million compared to $2.0 million last year. The increase in current year expense is primarily attributed to higher debt interest costs and lower offsetting interest income resulting from a significant year-over-year reduction in our cash equivalents balances. We also incurred a net foreign currency transaction gain of $0.1 million in the current quarter compared to a gain of $0.2 million last year.

Our effective tax rates for the three months ended September 2, 2006 and September 3, 2005, were 33.4% and 34.4%, respectively. The company’s United States federal statutory rate is 35.0%. The current year effective rate was below the statutory rate primarily due to the manufacturing deduction under the American Job Creations Act of 2004, the release of federal tax reserves relating to the closure of an Internal Revenue Service review for fiscal years 1997 through 2003 and other accrual adjustments related to our foreign captive insurance company. The effective rate in the prior year was lower than the statutory rate primarily as a result of the manufacturing deduction under the American Job Creations Act of 2004 and higher levels of research and development credits. We expect our effective tax rate for fiscal 2007 to be between 33% and 35%.

The prior year first quarter results include a charge for minority interest of $0.7 million. This relates to our accounting for a variable interest in an independent contract furniture dealership under the accounting guidance in FIN 46(R). As a result of a qualifying triggering event in the first quarter of 2006, we ceased consolidation of the dealer’s financial statements. Further information on this transition can be found in Note 17.

Reportable Operating Segments
Our business is comprised of various operating segments as defined by accounting principles generally accepted in the United States. These operating segments are determined on the basis of how we internally report and evaluate financial information used to make operating decisions. For external reporting purposes, we aggregate these operating segments into two primary reportable segments. Our North American Furniture Solutions segment includes the business associated with the design, manufacture and sale of furniture products for office, healthcare and educational environments, throughout the United States, Canada and Mexico. We refer to our other primary reportable segment as Non-North American Furniture Solutions. This segment includes the business associated with the design, manufacture and sale of furniture products, primarily for work-related settings outside North America. The following discussion provides a summary of our financial performance, by segment, in the current and prior year first quarter. Further information regarding our reportable operating segments can be found in Note 10.

Net sales in the first quarter of fiscal 2007 for our North American Furniture Solutions segment totaled $372.4 million compared to $357.2 million last year. This represents an increase of 4.3%. Again, the prior year period included an extra week of operations. On a weekly average basis, net sales in the segment increased 12.3% over the prior year first quarter. Sales within our healthcare business continued to be strong and led the segment on a percentage increase basis. Not surprisingly, however, the majority of the dollar increase in net sales came from our core office furniture business, which reported solid growth across the continent. Consistent with what we experienced through all of fiscal 2006, sales growth was particularly strong in Mexico and Canada. Operating earnings in the first quarter totaled $38.4 million, or 10.3% of net sales. This compares to $34.0 million or 9.5% in the same period last year.

The performance of our Non-North American Furniture Solutions segment was a definite highlight in the period. We were especially encouraged to see that year-over-year sales growth was reported across virtually all geographic regions. Sales for the quarter of $62.6 million represented an increase of 16.4% from $53.8 million in the prior year first quarter. On a weekly average basis, net sales in the first quarter were 25.3% higher than the prior year period. While our operations in the United Kingdom remain the segment’s largest contributor to net sales and operating earnings, we had solid growth in other regions of the world, including continental Europe, Singapore, Japan and South America. In total, this segment generated 13.9% of our consolidated net sales in the first quarter. This represents an increase from 12.5% in the first quarter of last year. This increase is consistent with our plan to become more globally diversified. Operating earnings in the first quarter totaled $6.1 million, or 9.7% of net sales. This compares to $3.9 million or 7.3% in the same period last year.

Net sales within our “Other” segment reporting category totaled $14.7 million in the first quarter. In the same period last year, net sales in this category totaled $19.9 million. The decline from the prior year resulted principally from the removal of a variable interest entity (VIE) from our consolidated financial results. This VIE had been previously consolidated under the accounting provisions of FIN 46(R). Further information on this transaction can be found in Note 17.

Changes in currency exchange rates from the prior year first quarter slightly increased the U.S. dollar value of net sales within both primary operating segments. We estimate these changes effectively increased our first quarter net sales within the North American Furniture Solutions segment by approximately $1.4 million. The majority of this impact was driven by a weakening in the average U.S. dollar / Canadian dollar exchange rate. Similarly, net sales within our Non-North American Furniture Solutions segment were effectively increased by approximately $1.1 million in the current year first quarter. This was driven primarily by favorable movements in the U.S. dollar / British Pound Sterling exchange rate as compared to one year ago. It is important to note that period-to-period changes in currency exchange rates have a directionally similar impact on our international cost structures. The resulting impact of these year-over-year currency exchange rate changes on our net earnings in the first quarter was not material.

Financial Condition, Liquidity, and Capital Resources
The table below presents certain key cash flow and capital highlights for the periods indicated.

(In Millions)	Three Months Ended

	September 2, 2006	September 3, 2005

Cash and cash equivalents, end of period	$41.9	$147.2
Short-term investments, end of period	15.1	15.5
Cash (used in) generated from operating activities	(6.4)	20.9
Cash used for investing activities	(7.6)	(7.9)
Cash used for financing activities	(50.7)	(20.4)
Capital expenditures	(8.6)	(11.2)
Stock repurchased and retired	(46.4)	(36.3)
Interest-bearing debt, end of period (1)	179.4	194.0
Available unsecured credit facility, end of period (2)	136.9	137.3

(1)     Amounts shown include the fair market values of the company’s interest rate swap arrangements. The net fair value of these arrangements totaled approximately $(1.6) million and $0.1 million at September 2, 2006 and September 3, 2005, respectively.
(2)     Amounts shown are net of outstanding letters of credit, which are applied against the company’s unsecured credit facility.

Cash Flow –Operating Activities
Cash used in operating activities in the first quarter totaled $6.4 million. This compares to cash flows generated from operating activities of $20.9 million in the first quarter of fiscal 2006.

Quarter Ended September 2, 2006
The negative operating cash flow in the current year first quarter was driven mainly by a significant use of cash in our working capital balances. A $47.3 million reduction to compensation and benefit accruals, the majority of which related to bonuses earned in fiscal 2006 and paid in the first quarter, drove the single largest working capital cash outflow in the period. Increases in inventory, accounts receivable and prepaid insurance balances also contributed significantly to working capital outflows.

The increase in net inventories, which totaled $11.1 million, was the result of three primary factors. First, we experienced a seasonal increase in production levels related to federal government business. Second, we had some orders that did not ship before the end of the quarter due to the timing of the Labor Day holiday. Finally, work-in-process inventory at certain of our owned dealership subsidiaries was up at the end of the quarter due to timing of project installations.

Under HMPS, we continue to strive to enhance efficiencies and cost savings by minimizing the amount of inventory on-hand. Accordingly, production is order-driven with raw materials purchased as needed to meet order demands. The standard lead-time for the majority of our products is 10 to 20 days. As a result, the velocity of our inventory turns is high. Despite the increase in inventory levels in the current year first quarter, these factors cause our inventory levels to appear relatively low in relation to sales volume.

Our accounts receivable balances increased in the period due to higher sales volume. Also, as previously described, we experienced an increase in the aging of our trade accounts receivable balances from the end of fiscal 2006.

We also made a $2 million voluntary contribution to our primary international pension plan in the first quarter. This contribution is reflected as a reduction to operating cash flows in the period.

Quarter Ended September 3, 2005
Changes in working capital balances, particularly decreases in accrued liabilities and accounts payable, drove a $17.7 million use of cash in the first quarter of fiscal 2006. Much of the decrease in accrued liabilities related to the payout of incentive bonuses earned and accrued during fiscal 2005.

We experienced a decline in accounts payable from the end of fiscal 2005 despite relatively flat inventory balances between periods. One significant factor contributing to this decline was that our May 2005 accounts payable balance included a relatively high proportion of purchases for non-inventory items, much of which related to preparation for our annual industry tradeshow in Chicago. Additionally, the sale of dealerships, combined with the VIE transition during the quarter, played a role in influencing the relationship between accounts payable and inventory at the end of the period.

A reduction in our net accounts receivable balances between May and September 2005 partially offset the cash flow impact driven by changes in accounts payable and accrued liabilities. This reduction was the result of lower total sales volume in August 2005, the last month of our first quarter, as compared to sales in May 2005.

Cash Flow –Investing Activities
Capital expenditures totaled $8.6 million in the first quarter compared to $11.2 million in the prior year. The amount in the prior year was higher, partly due to the construction of our new office and showroom facility in the United Kingdom. This construction project was completed in the second half of last fiscal year.

At the end of the first quarter, we had outstanding commitments for future capital purchases of approximately $11 million. We expect full-year capital expenditures for fiscal 2007 to total approximately $60 million. By comparison, fiscal year 2006 capital expenditures totaled $50.8 million.

As previously discussed, we sold two wholly-owned contract furniture dealerships during the first quarter of last year. Proceeds received in connection with these sales, which had the effect of increasing cash flows from investing activities, totaled $2.1 million.

Net cash received from the repayment of notes receivable, which totaled $2.3 million in the first quarter of last year, was primarily driven by a payment received from a contract dealership previously consolidated under FIN 46(R). This VIE was able to obtain financing with an outside bank and therefore, was able to repay a large portion of their debt owed to us during the first quarter of fiscal 2006.

During the first quarter of fiscal 2006, we completed the sale of a warehouse/storage facility in West Michigan. In connection with that sale, we received proceeds totaling $0.7 million.

Cash Flow –Financing Activities
Share repurchases were the most significant factor affecting cash outflows from financing activities. In the first quarter of fiscal 2007, we repurchased 1,701,470 shares for $46.4 million or an average of $27.31 per share. By comparison, 1,142,619 shares were repurchased for $36.3 million or an average of $31.81 per share during the same period last fiscal year. At the end of the first quarter of fiscal 2007, we had approximately $56.5 million available for future share repurchases on the authorization previously approved by our Board of Directors. Subsequent to the end of the first quarter, our Board of Directors extended the stock repurchase program by approving an additional $100 million in share repurchases, in addition to the amount remaining on the previous authorization.

Dividend payments in the current year first quarter totaled $5.3 million. These payments were partially offset in the current year first quarter by $1.0 million received from the issuance of new shares. In the prior year first quarter, dividend payments amounted to $5.0 million and cash generated from share issuances totaled $20.9 million. Cash flows from share issuances were larger in the prior year due primarily to a higher volume of exercise activity on employee stock option awards.

Interest-bearing debt at the end of the first quarter increased $0.6 million from $178.8 million at the end of fiscal 2006. This change was caused by a slight increase in the fair value of our interest rate swap arrangements during the quarter. Further disclosure regarding our interest rate swap arrangements is provided in Note 13. Our next scheduled debt repayment of $3.0 million on our private placement notes will be paid in the fourth quarter of this fiscal year.

Outstanding standby letters of credit totaling $13.1 million accounted for the only usage against our unsecured revolving credit facility at the end of the first quarter. The provisions of our private placement notes and unsecured credit facility require that we adhere to certain covenant restrictions and maintain certain performance ratios. We were in compliance with all such restrictions and performance ratios again this quarter and expect to remain in compliance in the future.

We believe cash on hand, cash generated from operations and our borrowing capacity will provide adequate liquidity to fund near term and future business operations and capital needs.

Contractual Obligations

associated with our ongoing business and financing activities will result in cash payments in future periods. A table summarizing the amounts and estimated timing of these future cash payments was provided in the company’s Form 10-K filing for the year ended June 3, 2006. During the first three months of fiscal 2007, there were no material changes outside the ordinary course of business in the company’s contractual obligations or the estimated timing of the future cash payments.

Off-Balance Sheet Arrangements

Guarantees
We provide certain guarantees to third parties under various arrangements in the form of product warranties, loan guarantees, standby letters of credit, lease guarantees, performance bonds and indemnification provisions. These arrangements are accounted for and/or disclosed in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others” as described in Note 14.

Variable Interest Entities
On occasion, we provide financial support to certain independent dealers in the form of term loans, lines of credit, and/or loan guarantees which may represent variable interests in such entities. At September 2, 2006, we were not considered the primary beneficiary of any such dealer relationships under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46(R)). Refer to Note 17 for further information on VIE-related transactions in our prior year first quarter.

The risks and rewards associated with our interests in these other dealerships are primarily limited to our outstanding loans and guarantee amounts. As of September 2, 2006, our maximum exposure to potential losses related to outstanding loans to these other entities totaled $3.8 million. Information on our exposure related to outstanding loan guarantees provided to such entities is included in Note 14.

Contingencies

See Note 14 to the condensed consolidated financial statements.

Critical Accounting Policies

We strive to report our financial results clearly and understandably. We follow accounting principles generally accepted in the United States in preparing our consolidated financial statements, which require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. A summary of our more significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in our Form 10-K filing for the year ended June 3, 2006. During the first three months of fiscal 2007, there was no material change in the accounting policies and assumptions previously disclosed, except for the adoption of SFAS 123(R) as described in Note 7.

New Accounting Standards

See Note 11 to the condensed consolidated financial statements.

Safe Harbor Provisions

Certain statements in this filing are not historical facts but are “forward-looking statements” as defined under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended. Such statements are based on management’s beliefs, assumptions, current expectations, estimates and projections about the office furniture industry, the economy and the company itself. Words like “anticipates,” “believes,” “confident,” “estimates,” “expects,” “forecasts,” “likely,” “plans,” “projects,” “should,” variations of such words, and similar expressions identify such forward-looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. These risks include, without limitation, employment and general economic conditions, the pace of economic activity in the U.S. and in our international markets, the increase in white collar employment, the willingness of customers to undertake capital expenditures, the types of products purchased by customers, competitive pricing pressures, the availability and pricing of raw materials, our reliance on a limited number of suppliers, currency fluctuations, the ability to increase prices to absorb the additional costs of raw materials, the financial strength of our dealers, the financial strength of our customers, the mix of our products purchased by customers, the success of the transition to our new executive management team, our ability to attract and retain key executives and other qualified employees, our ability to continue to make product innovations, the success of newly introduced products, our ability to obtain targeted margins from new products, our ability to serve all of our markets, possible acquisitions, divestitures or alliances, the outcome of pending litigation or governmental audits or investigations, and other risks identified in our filings with the Securities and Exchange Commission. Therefore, actual results and outcomes may materially differ from what we express or forecast. Furthermore, Herman Miller, Inc., undertakes no obligation to update, amend, or clarify forward-looking statements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Direct Material Costs
The company is exposed to risks arising from market price changes for certain direct materials used in its manufacturing processes. The largest direct material costs incurred by the company are for steel, plastic/textiles, wood particleboard and aluminum components. The market price of plastics and textiles are sensitive to the cost of oil and natural gas. In addition to the market dynamics of supply and demand, the cost of wood particleboard has been impacted by continual downsizing of production capacity in the wood market as well as increased costs in transportation related to oil increases. Aluminum component prices have risen in recent months partly due to high market demand and increased energy costs associated with the conversion of raw materials to aluminum ingots.

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

In the normal course of business, the company enters into contracts denominated in foreign currencies. The principal foreign currencies in which the company conducts its business are the British pound, Euro, Canadian dollar, Japanese Yen and Mexican Peso. During the first quarter of fiscal 2007, the company entered into a forward currency instrument in order to offset €1.5 million of its Euro net asset exposure that is denominated in a non-functional currency. The forward currency instrument is marked to market at the end of the period, with changes in fair value reflected in net earnings. At September 2, 2006, the fair value of the forward currency instrument was negligible. At June 3, 2006, the company had a separate outstanding derivative financial instrument offsetting €1.5 million of its Euro net asset exposure; the fair value of which was negligible.

Interest Rate Risk
Interest-bearing debt as of the end of the first quarter, excluding the fair market values of our interest rate swap arrangements, totaled $181.0 million. The company is subject to interest rate variability on $56.0 million of this debt. Accordingly, the cost of servicing this variable-rate debt may increase or decrease in the future as market interest rates change.

As of September 2, 2006, the weighted-average interest rate on the company’s variable-rate debt was approximately 8.2%. Based on the level of variable-rate debt outstanding as of that date, a 1 percentage-point increase in the weighted-average interest rate would increase the company’s estimated annual pre-tax interest expense by approximately $0.6 million.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, the company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 2, 2006, and have concluded that as of that date, the company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
There were no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended September 2, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HERMAN MILLER, INC.
PART II – OTHER INFORMATION

Item 1:	Legal Proceedings

Referred to in Note 14 of the condensed consolidated financial statements.

Item 1A:	Risk Factors

There have been no material changes from the information provided in the Company’s Annual Report on Form 10-K for the year ended June 3, 2006.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(C) Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during the first quarter ended September 2, 2006.

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs

6/4/06 - 7/1/06	13,252	$29.55	13,252	$102,603,695
7/2/06 - 7/29/06	755,300	$26.97	755,300	$82,234,179
7/30/06 - 9/2/06	932,918	$27.55	932,918	$56,535,936

Total	1,701,470	$27.31	1,701,470	$56,535,936
(1) No shares were purchased outside of a publicly announced plan or program.

The company repurchased shares under previously announced plans authorized by the Board of Directors as follows.
•	Plan announced on January 26, 2006, providing share repurchase authorization of $150,000,000 with no specified expiration date.

Subsequent to the end of the company’s first quarter, on October 2, 2006, the company announced another Plan authorized by the Board of Directors. This Plan provides for share repurchase authorization of $100,000,000 with no specified expiration date.

No repurchase plans expired or were terminated during the first quarter of fiscal 2007, nor do any plans exist under which the company does not intend to make further purchases.

During the period covered by this report, the company did not sell any of its equity shares that were not registered under the Securities Act of 1933.

Item 6:	Exhibits

The following exhibits (listed by number corresponding to the Exhibit table as Item 601 in Regulation S-K) are filed with this Report:

10(a) Herman Miller, Inc. Incentive Cash Bonus Plan (amended and restated) dated March 24, 2006.

10(b) Herman Miller, Inc. Executive Incentive Cash Bonus Plan (amended and restated) dated April 24, 2006.

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

October 10, 2006 October 10, 2006	HERMAN MILLER, INC. /s/ Brian C. Walker —————————————— Brian C. Walker Chief Executive Officer /s/ Elizabeth A. Nickels —————————————— Elizabeth A. Nickels Chief Financial Officer