Form 10-Q
period 2006-12-02
MILLER HERMAN INC
filed 2007-01-09
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended December 2, 2006	Commission File No. 001-15141

HERMAN MILLER, INC.

A Michigan Corporation	ID No. 38-0837640

855 East Main Avenue, Zeeland, MI 49464-0302	Phone (616) 654 3000

Indicate by check mark whether the registrant:
(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  [ X ]      Accelerated filer  [     ]       Non-accelerated filer  [     ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                Yes [     ]   No [ X ]

Common Stock Outstanding at January 8, 2007 – 64,494,502 shares

HERMAN MILLER, INC. FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 2, 2006
INDEX

	Page No.
Part I - Financial Information

Item 1 Condensed Consolidated Balance Sheets -
December 2, 2006, and June 3, 2006	3

Condensed Consolidated Statements of Operations -
Three Months and Six Months Ended December 2, 2006, and
December 3, 2005	4

Condensed Consolidated Statements of Cash Flows -
Six Months Ended December 2, 2006,
and December 3, 2005	5

Notes to Condensed Consolidated Financial Statements	6-	21

Item 2 Management's Discussion and Analysis of
Financial Condition and Results of Operations	22	-33

Item 3 Quantitative and Qualitative Disclosures about Market Risk	34

Item 4 Controls and Procedures	34

Part II - Other Information

Item 1 Legal Proceedings	35

Item 1A Risk Factors	35

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3 Defaults upon Senior Securities - None

Item 4 Submission of Matters to a Vote of Security Holders	36

Item 5 Other Information - None

Item 6 Exhibits	36

Signatures	37

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	December 2, 2006	June 3, 2006

	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash and cash equivalents (Note 8)	$52.7	$106.8
Short-term investments (Note 9)	14.0	15.2
Accounts receivable, net	197.7	173.2
Inventories:
Finished goods	40.0	22.5
Work in process	17.9	12.7
Raw materials	14.4	11.9

Total inventories	72.3	47.1
Prepaid expenses and other	54.2	47.9

Total current assets	390.9	390.2
Property and Equipment, at cost	718.5	707.3
Less - accumulated depreciation	(516.2)	(504.0)

Net property and equipment (Note 18)	202.3	203.3
Other Assets:
Notes receivable, net	1.6	2.0
Goodwill	39.1	39.1
Intangible assets, net (Note 12)	6.0	6.1
Other noncurrent assets	27.9	27.3

Total other assets	74.6	74.5

Total Assets	$667.8	$668.0

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities:
Unfunded checks	$7.0	$6.5
Current maturities of long-term debt	3.0	3.0
Accounts payable	119.9	112.3
Accrued liabilities (Note 14)	157.4	177.6

Total current liabilities	287.3	299.4
Long-term Liabilities:
Long-term debt, less current maturities (Note 13)	177.4	175.8
Pension benefits (Note 16)	16.1	15.2
Other liabilities (Note 14)	40.5	39.0

Total Liabilities	521.3	529.4
Minority Interest	0.2	0.2
Shareholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized, none issued)	--	--
Common stock, $0.20 par value (240,000,000 shares authorized, 64,352,952
and 66,034,452 shares issued and outstanding in fiscal 2007 and 2006,	12.9	13.2
respectively)
Retained earnings	198.7	192.2
Accumulated other comprehensive loss (Note 4)	(61.6)	(63.3)
Key executive deferred compensation plans	(3.7)	(3.7)

Total Shareholders' Equity	146.3	138.4

Total Liabilities and Shareholders' Equity	$667.8	$668.0

See accompanying notes to condensed consolidated financial statements

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Millions, Except Per Share Data) (Unaudited)

	Three Months Ended		Six Months Ended

	December 2, 2006	December 3, 2005	December 2, 2006	December 3, 2005

Net Sales	$499.1	$438.2	$948.8	$869.1

Cost of Sales	328.7	294.3	626.1	583.4

Gross Margin	170.4	143.9	322.7	285.7

Operating Expenses (Notes 6 and 14)	111.7	99.8	218.3	202.3

Operating Earnings	58.7	44.1	104.4	83.4

Other Expenses (Income):
Interest expense (Note 13)	3.5	3.6	6.9	6.9
Other, net (Notes 3, 9, and 17)	(0.7)	(1.0)	(1.2)	(2.3)

Earnings Before Income Taxes and
Minority Interest	55.9	41.5	98.7	78.8

Income Tax Expense (Note 15)	19.3	13.6	33.6	26.4

Earnings Before Minority Interest	36.6	27.9	65.1	52.4

Minority Interest, net of income taxes (Note 17)	--	--	--	0.7

Net Earnings	$36.6	$27.9	$65.1	$51.7

Earnings Per Share - Basic (Notes 5 and 7)	$0.57	$0.41	$1.00	$0.75

Earnings Per Share - Diluted (Notes 5 and 7)	$0.56	$0.40	$0.99	$0.74

Dividends Declared, per share	$0.08	$0.0725	$0.16	$0.1450

See accompanying notes to condensed consolidated financial statements

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS
(Dollars in Millions)
(Unaudited)

	Six Months Ended

	December 2, 2006	December 3, 2005

Cash Flows from Operating Activities:
Net earnings	$65.1	$51.7
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	20.5	21.0
Stock-based compensation (Note 7)	2.5	1.4
Excess tax benefits from stock-based compensation (Note 7)	(2.5)	--
Gain from sales of owned dealers (Note 6)	--	(0.3)
Minority interest (Note 17)	--	0.7
Increase in current assets	(56.4)	(17.4)
Increase (Decrease) in current liabilities	(8.3)	5.1
Pension benefits (Note 16)	0.9	1.2
Other, net	2.4	1.7

Net Cash Provided by Operating Activities	24.2	65.1

Cash Flows from Investing Activities:
Changes in notes receivable, net	0.4	2.0
Short-term investment purchases	(2.5)	(6.0)
Short-term investment sales	4.0	3.3
Capital expenditures	(18.8)	(22.8)
Proceeds from sales of property and equipment	0.2	0.8
Proceeds from sales of owned dealers (Note 6)	--	2.1
Other, net	(0.1)	(0.6)

Net Cash Used for Investing Activities	(16.8)	(21.2)

Cash Flows from Financing Activities:
Dividends paid	(10.4)	(10.0)
Common stock issued (Note 5)	23.5	25.0
Common stock repurchased and retired (Note 5)	(77.1)	(62.9)
Excess tax benefits from stock-based compensation (Note 7)	2.5	--

Net Cash Used for Financing Activities	(61.5)	(47.9)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	--	(0.7)

Net Decrease in Cash and Cash Equivalents	(54.1)	(4.7)

Cash and Cash Equivalents, Beginning of Period	106.8	154.4

Cash and Cash Equivalents, End of Period	$52.7	$149.7

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position of the company as of December 2, 2006, and the results of its operations and cash flows for the interim periods presented. Operating results for the six-month period ended December 2, 2006, are not necessarily indicative of the results that may be expected for the year ending June 2, 2007. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the company’s Form 10-K filing for the year ended June 3, 2006.

2. FISCAL YEAR
The company’s fiscal year ends on the Saturday closest to May 31. Fiscal 2007, the year ending June 2, 2007, will contain 52 weeks, while fiscal 2006, the year ended June 3, 2006, contained 53 weeks. The first six months of fiscal 2007 and 2006 contained 26 weeks and 27 weeks, respectively. The three-month periods ended December 2, 2006, and December 3, 2005, each contained 13 weeks.

3. FOREIGN CURRENCY TRANSLATION
The functional currency for foreign subsidiaries is the local currency. The cumulative effects of translating the balance sheet accounts from the functional currency into the United States dollar using current exchange rates and revenue and expense accounts using average exchange rates for the year-to-date period are included as a component of “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets. The net gain (loss) arising from remeasuring all foreign currency transactions into the appropriate functional currency, which was included in “Other Expenses (Income)” in the Condensed Consolidated Statements of Operations was a loss of $0.1 million for the three months ended December 2, 2006 and a negligible gain for the six months ended December 2, 2006. For the three and six month periods ended December 2, 2005, the net currency gain totaled $0.1 million and $0.2 million, respectively.

4. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) consists of net earnings, foreign currency translation adjustments, changes in minimum pension liability and unrealized holding gains (losses) on “available-for-sale” securities. Comprehensive income was $37.5 million and $25.9 million for the three months ended December 2, 2006, and December 3, 2005, respectively. For the six months ended December 2, 2006, and December 3, 2005, comprehensive income was $66.8 million $49.9 million, respectively. The following presents the components of “Accumulated other comprehensive loss” for the period indicated.

(In Millions)	Foreign Currency Translation Adjustments	Minimum Pension Liability (net of tax)	Unrealized Holding Period Gains (Losses) (net of tax)	Total Accumulated Other Comprehensive Income (Loss)

Balance, June 3, 2006	$(2.8)	$(60.2)	$(0.3)	$(63.3)
Other comprehensive income
(loss) for the six months ended
December 2, 2006	2.1	(0.6)	0.2	1.7

Balance, December 2, 2006	$(0.7)	$(60.8)	$(0.1)	$(61.6)

5. COMMON STOCK AND EARNINGS PER SHARE
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS).

	Three Months Ended		Six Months Ended

	December 2, 2006	December 3, 2005	December 2, 2006	December 3, 2005

Numerators:
Numerator for both basic and diluted EPS, net earnings (In Millions)	$36.6	$27.9	$65.1	$51.7

Denominators:
Denominator for basic EPS, weighted-average common shares outstanding	64,570,365	68,657,795	64,837,361	69,044,901

Potentially dilutive shares resulting from stock plans	989,564	558,710	752,544	661,727

Denominator for diluted EPS	65,559,929	69,216,505	65,589,905	69,706,628

Diluted EPS excludes anti-dilutive stock options totaling 745,551 shares with an exercise price range of $30.54-$34.51 at December 2, 2006 and 882,811 shares with an exercise price range of $29.75-$33.52 at December 3, 2005.

Transactions in the company’s common stock for the three months ended December 2, 2006 and December 3, 2005, included the repurchase of 908,265 shares for $30.7 million and 922,066 shares for $26.6 million in the respective periods. For the six months ended December 2, 2006, and December 3, 2005, common stock transactions included the repurchase of 2,609,735 shares for $77.1 million and 2,064,685 shares for $62.9 million, respectively. In addition, stock-based benefit program activity for the three months ended December 2, 2006 and December 3, 2005, resulted in the issuance of 885,281 shares for $22.5 million and 170,662 shares for $4.1 million in the respective periods. For the six months ended December 2, 2006, and December 3, 2005, stock-based benefit program activity resulted in the issuance of 928,235 shares for $23.5 million and 1,039,900 for $25.0 million, respectively.

6. ACQUISITIONS AND DIVESTITURES
During the first quarter of fiscal 2006, the company completed the sale of two wholly-owned contract furniture dealerships: Workplace Resource based in Cleveland, Ohio, and WB Wood based in New York, New York. The sale of these dealerships corresponds with the company’s strategy to continue pursuing opportunities to transition its owned dealerships to independent owners, as it is believed that independent ownership of contract furniture dealers is generally the best model for a strong distribution network. The company ceased consolidation of the dealerships’ balance sheets and results of operations since the respective dates of sale. In connection with these sale transactions, the company received total consideration of $5.7 million, of which $2.1 million represented cash proceeds for net assets with a carrying value of $5.4 million. This resulted in a pre-tax gain on sale of $0.3 million, which was reflected as an offset to “Operating Expenses” in the Condensed Consolidated Statement of Operations.

7. STOCK-BASED COMPENSATION
The company utilizes equity-based compensation incentives as a component of its employee and non-employee director compensation philosophy. Currently, these incentives consist principally of stock options, restricted stock and restricted stock units. The company also offers a discounted stock purchase plan for its domestic and international employees.

Valuation and Expense Information
In December 2004, the FASB issued a revision of SFAS No. 123, “Share-Based Payment” (SFAS 123(R)), which supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). SFAS 123(R) generally requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on their grant date fair market value and to recognize this cost over the requisite service period. The company adopted SFAS 123(R) as of the beginning of its 2007 fiscal year, using the modified prospective method. Under this method, compensation expense recognized by the company in the quarter ended December 2, 2006 included: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of June 3, 2006, based on the grant date fair value estimate in accordance with the original provisions of SFAS 123, “Accounting for Stock-Based Compensation”, and (b) compensation cost for all stock-based payments granted subsequent to June 3, 2006, based on the grant date fair value estimated in accordance with SFAS 123(R). Results of prior periods have not been restated.

Prior to the adoption of SFAS 123(R), the company accounted for its stock-based compensation plans under the recognition and measurement principles of APB 25 and related Interpretations. Under this method, compensation expense related to stock options was recognized only if the market price of the stock underlying an award on the date of grant exceeded the related exercise price. Expense attributable to other types of stock-based awards, such as restricted stock grants and restricted stock units, was recognized in the company’s reported results under APB 25.

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

The company classifies pre-tax stock-based compensation expense primarily within Operating Expenses on the Condensed Consolidated Statements of Operations. Related expenses charged to Cost of Sales were not material. For the three months ended December 2, 2006, pre-tax compensation expense for all types of stock-based programs and the related income tax benefit recognized was $1.1 million and $0.4 million, respectively. For the six months ended December 2, 2006, pre-tax compensation expense for all types of stock-based programs and the related income tax benefit recognized was $2.5 million and $0.8 million, respectively. As a result of adopting SFAS 123(R) at the beginning of fiscal 2007, the company’s reported pre-tax stock-based compensation expense for the respective three and six month periods ended December 2, 2006, was approximately $0.8 million and $1.4 million higher than it would have been under APB 25. The stock-based compensation expense effectively reduced basic and diluted earnings per share in the three and six month periods ended December 2, 2006, by approximately $0.01 and $0.02, respectively.

The following table reconciles reported net earnings and per share information to pro forma net earnings and per share information that would have been reported if the fair value method had been used to account for stock-based employee compensation during fiscal year 2006.

(In Millions, Except Per Share Data)	Three Months Ended December 3, 2005	Six Months Ended December 3, 2005

Net earnings, as reported	$27.9	$51.7

Addback: Total stock-based employee compensation
expense included in net earnings, as reported, net of
related tax effects	0.4	0.9

Less: Total stock-based employee compensation
expense determined under fair value based method for
all awards, net of related tax effects	(0.7)	(1.8)

Pro forma net earnings	$27.6	$50.8

Earnings per share:
Basic, as reported	$0.41	$0.75
Basic, pro forma	$0.40	$0.74
Diluted, as reported	$0.40	$0.74
Diluted, pro forma	$0.40	$0.73

As of December 2, 2006, total pre-tax stock-based compensation cost not yet recognized related to non-vested awards was approximately $8.9 million. The weighted-average period over which this amount is expected to be recognized is 2.4 years.

The company estimated the fair value of employee stock options on the date of grant using the Black-Scholes model. In determining these values, the following weighted-average assumptions were used for the periods indicated.

	Three Months Ended		Six Months Ended

	December 2, 2006	December 3, 2005	December 2, 2006	December 3, 2005

Risk-free interest rates (1)	4.3-4.7%	4.1-4.4%	4.3-5.0%	3.7-4.4%
Expected term of options (2)	2-5 years	2-5 years	2-5 years	2-5 years
Expected volatility (3)	28%	30%	28%	30%
Dividend yield (4)	1.0%	1.0%	1.0%	1.0%
Weighted-average grant-date fair value of stock options:
Granted with exercise prices equal to the
fair-market value of the stock on the
date of grant	$9.20	$6.83	$9.17	$6.83
Granted with exercise prices greater than
the fair-market value of the stock on the
date of grant	--	$8.06	$7.48	$8.02

(1)	Represents the U.S. Treasury yield over the same period as the expected option term.
(2)	Represents the period of time that options granted are expected to be outstanding. Based on analysis of historical option exercise activity, the company has determined that all employee groups exhibit similar exercise and post-vesting termination behavior.
(3)	Amount is determined based on analysis of historical price volatility of the company’s common stock over a period equal to the expected term of the options. The company also utilizes a market-based or “implied volatility” measure, on exchange-traded options in the company’s common stock, as a reference in determining this assumption.
(4)	Represents the company’s estimated cash dividend yield over the expected term of options.

Stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three and six-month periods ended December 2, 2006, have been reduced for estimated forfeitures, as it is based on awards ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the company’s pro forma information required under SFAS No. 123 for the periods prior to fiscal 2007, the company accounted for forfeitures as they occurred. The cumulative effect of the change in accounting for forfeitures was not material.

Adoption of SFAS 123(R) also affected the presentation of cash flows. The change is related to tax benefits arising from tax deductions that exceed the amount of compensation expense recognized (excess tax benefits) in the financial statements. For the six months ended December 2, 2006, cash flow from operating activities was reduced by $2.5 million and cash flow from financing activities was increased by $2.5 million from amounts that would have been reported if the company had not adopted SFAS 123(R).

Stock Option Plans
The company has stock option plans under which options to purchase the company’s stock are granted to employees and non-employee directors at a price not less than the market price of the company’s common stock on the date of grant. All options become exercisable between one year and three years from date of grant and expire two to ten years from date of grant. The options are subject to graded vesting with the related compensation expense recognized on a straight-line basis over the requisite service period. At December 2, 2006, there were 5.6 million shares available for future options.

The following is a summary of the transactions under the company’s stock option plans for the six months ended December 2, 2006.

	Shares Under Option	Weighted-Average Exercise Prices	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Millions)

Outstanding at beginning of year	4,330,908	$25.80	4.12	$20.8
Granted at Market	84,711	$34.51
Granted>Market	385,286	$30.54
Exercised	(869,603)	$25.28
Forfeited	(46,178)	$29.28

Outstanding at end of period	3,885,124	$26.54	4.46	$34.4

Ending vested + Expected to vest	3,848,370	$26.49	4.46	$34.3
Exercisable at end of period	3,175,083	$25.34	3.52	$31.9

For the six months ended December 3, 2005, the company granted a total of 81,641 options at market value and 356,713 options above market value. The weighted average exercise price for these options totaled $32.48.

The total pre-tax intrinsic value of options exercised during the three months ended December 2, 2006, and December 3, 2005, was $7.4 million and $0.9 million, respectively. The total pre-tax intrinsic value of options exercised during the six months ended December 2, 2006, and December 3, 2005, was $7.4 million and $7.2 million, respectively. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the company’s closing stock price as of the end of the respective periods, which would have been received by the option holders had all option holders exercised in-the-money options as of that date. As of June 3, 2006, 3,877,331 outstanding options were exercisable, and the weighted-average exercise price was $25.05.

The following is a summary of stock options outstanding at December 2, 2006.

	Outstanding Stock Options			Exercisable Stock Options

Range of Exercise Price	Shares	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Exercise Prices	Shares	Weighted-Average Exercise Prices

$16.29-$23.87	1,345,431	2.86	$22.83	1,345,431	$22.83
$24.20-$27.71	1,303,363	4.34	$25.91	1,303,363	$25.91
$27.99-$34.51	1,236,330	6.32	$31.24	526,289	$30.35

Total	3,885,124	4.46	$26.54	3,175,083	$25.34

Restricted Stock Grants
The company grants restricted common stock to certain key employees. Shares are granted in the name of the employee, who has all rights of a shareholder, subject to certain restrictions on transferability and risk of forfeiture. The grants are subject to either cliff-based or graded vesting over a period not to exceed five years, subject to forfeiture if the employee ceases to be employed by the company for certain reasons. After the vesting period, the employee is awarded the equivalent common shares without restriction. The company recognizes the related compensation expense on a straight-line basis over the requisite service period. The following is a summary of restricted stock transactions for the six months ended December 2, 2006:

	Shares	Weighted-Average Grant Date Fair Value

Outstanding at beginning of year	140,484	$25.12
Granted	1,000	$27.76
Forfeited	--	--
Vested	(31,804)	$24.07

Outstanding at end of period	109,680	$25.45

Pre-tax compensation expense related to these awards totaled $0.2 million and $0.4 million, for the three months ended December 2, 2006 and December 3, 2005, respectively. Pre-tax compensation expense related to these awards totaled $0.4 million and $0.8 million for the six months ended December 2, 2006, and December 3, 2005, respectively. The weighted-average remaining recognition period of the outstanding restricted shares at December 2, 2006 was 2.51 years. The total grant-date fair value of shares vested during the three and six months ended December 2, 2006 was $0.4 million and $1.0 million, respectively.

Restricted Stock Units
The company grants restricted stock units to certain key employees. This program provides that the actual number of restricted stock units awarded is tied in part to the company’s annual financial performance for the year on which the grant is based. The awards generally cliff-vest after a five year service period, with prorated vesting for certain circumstances and continued vesting into retirement. Each restricted stock unit represents one equivalent share of the company’s common stock to be awarded, free of restrictions, after the vesting period. Compensation expense related to these awards is recognized over the requisite service period, which includes any applicable performance period. Dividend equivalent awards are granted quarterly. The following is a summary of restricted stock unit transactions for the six months ended December 2, 2006:

	Share Units	Aggregate Intrinsic Value (In Millions)	Weighted-Average Remaining Contractual Term (Years)

Outstanding at beginning of year	80,062	$2.4
Granted	108,540
Forfeited	(6,094)
Vested	(457)

Outstanding at end of period	182,051	$6.4	4.18

Ending vested + Expected to vest	153,497	$5.4	4.17

The company recognized pre-tax compensation expense related to restricted stock units of $0.2 million and $0.3 million in the three months ended December 2, 2006 and December 3, 2005, respectively. For the six months ended December 2, 2006, and December 3, 2005, pre-tax compensation expense related to restricted stock units was $0.7 million and $0.6 million, respectively.

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

Cash payments for income taxes and interest were as follows.

(In Millions)	Three Months Ended		Six Months Ended

	December 2, 2006	December 3, 2005	December 2, 2006	December 3, 2005

Income taxes paid, net	$25.1	$23.8	$29.4	$30.0
Interest paid	$6.8	$9.0	$6.8	$9.2

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

Net investment income recognized in the Condensed Consolidated Statements of Operations resulting from these investments totaled approximately $0.2 million and $0.1 million for the three months ended December 2, 2006, and December 3, 2005, respectively. Net investment income totaled approximately $0.3 million for both six-month periods ended December 2, 2006, and December 3, 2005.

The following is a summary of the carrying and market values of the company’s short-term investments as of the respective dates.

	December 2, 2006

(In Millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value

U.S. Government & Agency Debt	$2.8	$--	$--	$2.8
Corporate Bonds	6.7	--	(0.1)	6.6
Mortgage-Backed	4.0	--	(0.1)	3.9
Other Debt	0.7	--	--	0.7

Total	$14.2	$--	$(0.2)	$14.0

	June 3, 2006

(In Millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value

U.S. Government & Agency Debt	$2.5	$--	$(0.1)	$2.4
Corporate Bonds	7.8	--	(0.2)	7.6
Mortgage-Backed	4.6	--	(0.1)	4.5
Other Debt	0.7	--	--	0.7

Total	$15.6	$--	$(0.4)	$15.2

10. OPERATING SEGMENTS
The company is comprised of two primary reportable operating segments as defined in SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131); North American Furniture Solutions and Non-North American Furniture Solutions.

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

	Three Months Ended		Six Months Ended

(In Millions)	December 2, 2006	December 3, 2005	December 2, 2006	December 3, 2005

Net Sales:
North American Furniture Solutions	$407.6	$376.6	$780.0	$733.8
Non-North American Furniture Solutions	71.2	42.0	133.8	95.8
Other	20.3	19.6	35.0	39.5

Total	$499.1	$438.2	$948.8	$869.1

Depreciation and Amortization:
North American Furniture Solutions	$9.0	$9.2	$17.9	$18.3
Non-North American Furniture Solutions	1.1	1.2	2.2	2.2
Other	0.2	0.2	0.4	0.5

Total	$10.3	$10.6	$20.5	$21.0

Operating Earnings:
North American Furniture Solutions	$49.7	$41.0	$88.1	$75.0
Non-North American Furniture Solutions	7.2	0.4	13.3	4.4
Other	1.8	2.7	3.0	4.0

Total	$58.7	$44.1	$104.4	$83.4

Capital Expenditures:
North American Furniture Solutions	$8.3	$9.2	$15.7	$15.9
Non-North American Furniture Solutions	1.2	2.0	1.7	5.9
Other	0.7	0.4	1.4	1.0

Total	$10.2	$11.6	$18.8	$22.8

(In Millions)	December 2, 2006	June 3, 2006

Total Assets:
North American Furniture Solutions	$521.7	$512.2
Non-North American Furniture Solutions	122.0	130.1
Other	24.1	25.7

Total	$667.8	$668.0

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. Under FIN 48, the tax effects of a position should be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. FIN 48 also requires significant new annual disclosures in the notes to the financial statements. The effect of adjustments at adoption should be recorded directly to beginning retaining earnings in the period of adoption and reported as a change in accounting principle. Retroactive application is prohibited under FIN 48. The company is required to adopt FIN 48 at the beginning of fiscal 2008. The company is currently evaluating the impact FIN 48 will have on its consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158). SFAS 158 amends SFAS No. 87 “Employers’ Accounting for Pensions,” SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other than Pensions” and SFAS 132 “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The amendments retain most of the existing measurement and disclosure guidance and will not change the amounts recognized in the company’s statement of operations. SFAS 158 requires companies to recognize a net asset or liability with an offset to equity, by which the defined-benefit-postretirement obligation is over or under-funded. SFAS 158 requires prospective application, and the recognition and disclosure requirements will be effective for the company’s annual financial statements for the fiscal year ending June 2, 2007. The company is currently evaluating the impact SFAS 158 will have on its consolidated balance sheets.

12. OTHER INTANGIBLE ASSETS
Other intangible assets are comprised of patents, trademarks and intellectual property rights. As of December 2, 2006, the combined gross carrying value and accumulated amortization was $11.1 million and $5.1 million, respectively. As of June 3, 2006, these amounts totaled $10.9 million and $4.8 million, respectively. The company amortizes its intangible assets over periods ranging from 8 to 17 years.

Amortization expense related to intangible assets totaled approximately $0.2 million and $0.3 million for the three-month periods ended December 2, 2006, and December 3, 2005, respectively. For the six months ended December 2, 2006, and December 3, 2005, amortization expense related to intangible assets totaled approximately $0.5 million for each period.

Estimated amortization expense for intangible assets as of December 2, 2006, for each of the succeeding fiscal years is as follows:

(In Millions)	Remaining 2007	$0.6
	2008	$1.1
	2009	$1.0
	2010	$1.0
	2011	$1.0

13. INTEREST RATE SWAPS
In November 2003, the company entered into two fixed-to-floating interest rate swap agreements. One agreement that expires March 15, 2011, effectively converts $50 million of fixed-rate debt securities to a floating-rate basis. The fair value of this swap instrument, which is based upon expected LIBOR rates over the remaining term of the instrument, was approximately $(0.5) million at December 2, 2006, and is reflected as a reduction to long-term debt and an offsetting addition to other long-term liabilities in the Consolidated Balance Sheet. As of June 3, 2006, the fair value of approximately $(2.0) million is reflected as a reduction to long-term debt and an offsetting addition to other long-term liabilities. The floating interest rate for this agreement is based on the six-month LIBOR, set in-arrears at the end of each semi-annual period, which is estimated to be approximately 7.8 percent at December 2, 2006. The next scheduled interest rate reset date is in March 2007.

The second agreement, which expires March 5, 2008, effectively converts $6 million of fixed-rate private placement debt to a floating-rate basis. The fair value of this swap instrument, which is based upon expected LIBOR rates over the remaining term of the instrument, was approximately $(0.1) million at December 2, 2006, and is reflected as a reduction to long-term debt and an offsetting addition to other long-term liabilities in the Consolidated Balance Sheet. As of June 3, 2006, the fair value of approximately $(0.2) million is reflected as a reduction to long-term debt and an offsetting addition to other long-term liabilities. The floating interest rate for this agreement is based on the six-month LIBOR, set in-arrears at the end of each semi-annual period, which is estimated to be approximately 8.5 percent at December 2, 2006. The next scheduled interest rate reset date is in March 2007.

As of December 2, 2006, a total of $56 million of the company’s outstanding debt was effectively converted to a variable-rate basis as a result of these interest rate swap arrangements. These swaps are fair-value hedges and qualify for hedge-accounting treatment using the “short-cut” method under the provisions of Statement of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Under this accounting treatment, the change in the fair value of the interest rate swap is equal to the change in value of the related hedged debt and, as a result, there is no net effect on earnings. These agreements require the company to pay floating-rate interest payments in return for receiving fixed-rate interest payments that coincide with the semi-annual payments to the debt holders at the same date.

The counterparties to these swap instruments are large financial institutions which the company believes are of high-quality creditworthiness. While the company may be exposed to potential losses due to the credit risk of non-performance by these counterparties, such losses are not anticipated. The impact of these swap arrangements on interest expense was an addition of approximately $0.1 million in the second quarter of fiscal 2007 and the second quarter of fiscal 2006. The impact on interest expense due to the swap arrangements for the six months ended December 2, 2006, was an increase of $0.3 million. The impact on interest expense due to the swap arrangements for the six months ended December 3, 2005 was negligible.

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

	Three Months Ended		Six Months Ended

(In Millions)	December 2, 2006	December 3, 2005	December 2, 2006	December 3, 2005

Accrual Balance - beginning	$15.6	$13.4	$14.9	$13.0
Accrual for warranty matters	1.4	2.7	3.2	5.4
Settlements and adjustments	(2.0)	(2.5)	(3.1)	(4.8)

Accrual Balance - ending	$15.0	$13.6	$15.0	$13.6

Other Guarantees
The company has entered into separate agreements to guarantee the debt of two independent contract furniture dealerships. In accordance with the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others” (FIN 45), the company initially recorded an expense equal to the estimated fair values of these guarantees. The maximum financial exposure assumed by the company as a result of these arrangements totaled $0.5 million as of December 2, 2006. The guarantees are reflected under the caption “Other Liabilities” in the Condensed Consolidated Balance Sheets as of December 2, 2006, at $0.5 million. At June 3, 2006, the recorded liability for such guarantees totaled $0.5 million.

The company has also entered into an agreement with a third-party leasing company to guarantee a contractual lease term, including the lessee payment obligation and/or residual value of Herman Miller product. This guarantee expires March 2007. As of December 2, 2006, the maximum financial exposure assumed by the company in connection with this guarantee totaled approximately $2.0 million. As of December 2, 2006, the guarantee is reflected in “Other Liabilities” in the Consolidated Balance Sheet at $0.6 million, which approximates the estimated fair value. At June 3, 2006, the recorded liability for such guarantees totaled $0.6 million.

The company is periodically required to provide performance bonds in order to do business with certain customers. These arrangements are common and generally have terms ranging between one and three years. The bonds are required to provide assurances to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies; the company is ultimately liable for claims that may occur against them. As of December 2, 2006, the company had a maximum financial exposure related to performance bonds totaling approximately $1.7 million. The company has had no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company’s financial statements. Accordingly, no liability has been recorded as of December 2, 2006 or June 3, 2006.

The company periodically enters into agreements in the normal course of business, which may include indemnification clauses regarding patent/trademark infringement and service losses. Service losses represent all direct or consequential loss, liability, damages, costs and expenses incurred by the customer or others resulting from services rendered by the company, the dealer, or certain sub-contractors due to a proven negligent act. The company has had no history of claims, nor is it aware of circumstances that would require it to perform under these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company’s financial statements. Accordingly, no liability has been recorded as of December 2, 2006 or June 3, 2006.

The company has entered into standby letter of credit arrangements for the purpose of protecting various insurance companies against default on the payment of certain premiums and claims. A majority of these arrangements are related to the company’s wholly-owned captive insurance company. As of December 2, 2006, the company had a maximum financial exposure from these insurance-related standby letters of credit totaling approximately $13.1 million. The company has had no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company’s financial statements. Accordingly, no liability has been recorded as of December 2, 2006 or June 3, 2006.

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

The company leases a facility in the UK under an agreement that expires in January 2008. Under the terms of the lease, the company is required to perform the maintenance and repairs necessary to address the general dilapidation of the facility over the lease term. The ultimate cost of this provision to the company is dependent on a number of factors including, but not limited to, the future use of the facility by the lessor and whether the company chooses and is permitted to renew the lease term. The company has estimated the cost of these maintenance and repairs to be between $0 and $3 million, depending on the outcome of future plans and negotiations. Based on existing circumstances, it is estimated that these costs will most likely approximate $0.5 million. As a result, this amount has been recorded as a liability reflected under the caption “Other Liabilities” in the Consolidated Balance Sheets at both December 2, 2006, and June 3, 2006.

In May 1996, the company assigned its rights as lessee of a UK facility to a third party under an agreement that contained a provision granting the third party the right to re-assign the lease to the company after 10 years, at its election. During the first quarter of fiscal 2006, the company was notified by the third party that it is no longer using the space and intends to exercise the re-assignment option. The original lease term expires in May 2014. The company believes it will be able to assign or sublet the lease for the majority of the remaining lease term to another tenant at current market rates. However, current market rates for comparable office space are lower than the rental payments owed under the lease agreement. As such, the company would remain liable to pay the difference. As a result, the company recorded a pre-tax charge of $1.4 million to Operating Expenses in fiscal 2006 for the expected loss under the arrangement based on the best information available at the time. During its second fiscal quarter of 2007, the company revised its estimate and recorded an additional pre-tax charge of $0.4 million. The estimated liability of $1.7 million and $1.4 million is reflected under the caption “Other Liabilities” in the Consolidated Balance Sheets at December 2, 2006 and June 3, 2006, respectively.

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

The company has been made aware of a potential issue related to the actuarial valuation of liabilities under its primary international pension plan and the definition of eligible compensation. The company is currently in the process of correcting and clarifying the definition and believes any resulting adjustments would be immaterial to its financial statements.

The company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the company’s consolidated financial statements.

15. INCOME TAXES
The effective tax rates for the three months ended December 2, 2006 and December 3, 2005, were 34.6% and 32.7%, respectively. On a year-to-date basis, the effective tax rates were 34.1% and 33.5% for the six months ended December 2, 2006, and December 3, 2005, respectively. The company’s United States federal statutory rate is 35.0%. The current year effective rates were below the statutory rate primarily due to foreign tax credits and other deductions under the American Job Creations Act of 2004 and accrual adjustments related to the company’s foreign captive insurance company. In addition, the year-to-date effective tax rate benefited from the release of federal tax reserves relating to the closure of an Internal Revenue Service review for fiscal years 1997 through 2003.

The prior year effective rates were below the statutory rate primarily as a result of the manufacturing deduction under the American Job Creations Act of 2004 and higher levels of research and development credits. Additionally, in the second quarter of fiscal 2006 the company recorded a tax benefit totaling approximately $0.9 million related to the filing of a tax return and the establishment of a deferred tax asset at one of its international subsidiaries.

Subsequent to the end of the second quarter, the President of the United States signed into law the renewal of the Research and Development tax credit legislation that had expired at the end of calendar year 2005. This legislation will allow the company to take advantage of tax credits on its research and development activities, thereby further reducing its effective tax rate. Accordingly, the company expects its full-year effective tax rate for fiscal 2007 to be between 32% and 34%

16. EMPLOYEE BENEFIT PLANS
The following tables summarize the costs of the company’s employee pension and post-retirement plans for the periods indicated.

(In Millions)	Three Months Ended

	Pension Benefits		Post-Retirement Benefits

	December 2, 2006	December 3, 2005	December 2, 2006	December 3, 2005

Domestic:
Service cost	$2.2	$2.1	$--	$--
Interest cost	4.0	3.6	0.2	0.3
Expected return on plan assets	(5.3)	(5.2)	--	--
Net amortization loss	0.7	0.6	0.1	0.1

Net periodic benefit cost	$1.6	$1.1	$0.3	0.4

International:
Service cost	$0.6	$0.4
Interest cost	0.9	0.7
Expected return on plan assets	(1.1)	(0.8)
Net amortization loss	0.4	0.2

Net periodic benefit cost	$0.8	$0.5

(In Millions)	Six Months Ended

	Pension Benefits		Post-Retirement Benefits

	December 2, 2006	December 3, 2005	December 2, 2006	December 3, 2005

Domestic:
Service cost	$4.4	$4.2	$--	$--
Interest cost	8.0	7.1	0.5	0.5
Expected return on plan assets	(10.6)	(10.3)	--	--
Net amortization loss	1.2	1.0	0.2	0.3

Net periodic benefit cost	$3.0	$2.0	$0.7	$0.8

International:
Service cost	$1.1	$0.8
Interest cost	1.8	1.5
Expected return on plan assets	(2.1)	(1.7)
Net amortization loss	0.8	0.4

Net periodic benefit cost	$1.6	$1.0

During the second quarter of fiscal 2007, the company made a voluntary contribution of $0.8 million to one of its domestic pension plans. The company made a voluntary contribution of $2.0 million to its international pension plan during the first quarter of fiscal 2007. The company is currently evaluating what additional voluntary contributions, if any, will be made to its various employee retirement plans in fiscal 2007. Actual contributions will be dependent upon investment returns, changes in pension obligations and other economic and regulatory factors.

17. VARIABLE INTEREST ENTITES
The company has provided subordinated debt to and/or guarantees on behalf of certain independent contract furniture dealerships. These relationships constitute variable interests under the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46(R)). At the end of fiscal year 2004, when the company adopted FIN 46(R), the company qualified as the “primary beneficiary” in certain of these relationships. This required the company to include the financial statements of these qualifying VIEs in its consolidated financial statements. Since that time, triggering events occurred which allowed the company to cease the consolidation of these VIE financial statements. At December 2, 2006, the company was not considered the primary beneficiary in any of its independent dealer financing relationships.

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

18. ASSETS HELD FOR SALE
The company’s Canton, Georgia facility was exited in fiscal 2004 in connection with a previous restructuring initiative. During the fourth quarter of fiscal 2003, this asset was written down to its expected fair market value. At December 2, 2006, this facility remained listed for sale. The facility’s carrying value of $7.5 million is classified under the caption “Net Property and Equipment” in the Condensed Consolidated Balance Sheets at both December 2, 2006, and June 3, 2006.

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

Discussion of Current Business Conditions
Our second quarter financial performance marked another period of solid progress toward our long-term strategic goals. With net sales growth over the prior year of 13.9%, this marked our 12th consecutive quarter of year-over-year sales growth and the highest level of quarterly net sales since May 2001. Gross margin was positively affected by the leverage gained from additional volume, improvements in direct labor efficiency, and the favorable impact of the company’s prior price increases. The additional leverage achieved against our operating expenses, coupled with our efforts to change our capital structure and reduce our share count, drove our highest operating income percentage since the fourth quarter of fiscal year 2000 and record quarterly earnings per share. In our view, these results clearly demonstrate the positive impact of the changes we have made to our business model to drive a higher level of operating income.

The pacing of weekly orders accelerated during the second quarter from the levels we experienced during the first quarter of this year. This high level of orders facilitated the building of a substantial backlog as we head into the third quarter. We ended the quarter with a backlog of $323.9 million, a 21.3% increase over the prior year second quarter and a 10.2% increase over our first quarter.

During the second quarter we continued to face increased direct material costs for steel, plastics, wood, and aluminum as compared to the prior year. In October, we announced our plan to implement a general price increase to be effective in February 2007. This increase is in response to the continued cost pressure we are facing on key manufacturing materials. The price adjustment, which will vary by product line, will increase the company’s commercial product list prices an average of 5.0%.

In addition to the challenge of increasing direct material costs, the start-up of several new products and start-up costs included overhead expenses associated with our new manufacturing capability in Ningbo, China posed a challenge to our manufacturing efficiencies in the period. The facilities for our China operations are nearing completion and we plan to begin assembling chairs at the Ningbo facility in January 2007.

We continue to be encouraged by the interest we’ve seen in the lineup of new products we introduced this past June. In particular, the market acceptance of our two new systems furniture lines, My Studio EnvironmentsTM and VivoTM Interiors has been strong. Orders and customer commitments for My Studio are in line with our business plan estimates. My Studio continued to gain attention this past quarter by winning awards from two U.S. trade magazines. Additionally, it was named “Best Workspace Systems” at the FX International Interior Design Awards in London. Vivo is performing beyond our initial expectations in terms of volume. Customer interest has been high and we have already found success winning smaller size projects and success in geographic markets and competitive accounts where we have not been successful in the past.

We intend to remain the innovation leader in our industry. With these new products in the marketplace, we are now focusing our attention on the next lineup of product innovations. Our investment in research and development, excluding royalties, for the three and six months ended December 2, 2006 totaled $9.7 million and $18.8 million, respectively. This compares to $7.6 million and $15.0 million in the respective periods ended December 3, 2005.

This quarter we formally launched Convia, the second subsidiary coming out of the Herman Miller Creative Office. Convia offers a modular programmable electrical and data infrastructure for building interiors. This innovative product delivers “plug-and-play” power and data access virtually anywhere within a space without requiring the hardwiring of devices or switches. It allows users to create flexible, sustainable environments that can be easily modified or upgraded. While it is early in the process, we are very excited by the potential this new business offers us in expanding into new markets.

The macro-economic drivers of our industry remain generally positive. The Business Institutional Furniture Manufacturer’s Association (BIFMA) issued its most recent domestic industry forecast in November. The report noted that while overall growth in the U.S. economy has waned since the start of calendar 2006, the key indicators of our industry are expected to support continued growth through calendar 2007.

Analysis of Second Quarter Results
The quarters ended December 2, 2006 and December 3, 2005 each included 13 weeks of operations. The six-month periods ended December 2, 2006 and December 3, 2005 included 26 weeks and 27 weeks of operations, respectively. The additional week in the prior year period was included in order to realign our fiscal reporting dates with the actual calendar months; an action that is required approximately every six years. This is a factor that should be considered when comparing our financial results in fiscal 2007 to fiscal year 2006.

The following table presents certain key highlights from the results of operations for the periods indicated.

In millions, except per share data	Three Months Ended			Six Months Ended

	December 2, 2006 (13 Weeks)	December 3, 2005 (13 Weeks)	Percent Change	December 2, 2006 (26 Weeks)	December 3, 2005 (27 Weeks)	Percent Change

Net Sales	$499.1	$438.2	13.9%	$948.8	$869.1	9.2%
Gross Margin	170.4	143.9	18.4%	322.7	285.7	13.0%
Operating Expenses	111.7	99.8	11.9%	218.3	202.3	7.9%
Operating Earnings	58.7	44.1	33.1%	104.4	83.4	25.2%
Net Earnings	36.6	27.9	31.2%	65.1	51.7	25.9%
Earnings per share - diluted	0.56	0.40	40.0%	0.99	0.74	33.8%
Orders	529.1	433.5	22.1%	1,032.3	926.4	11.4%
Backlog	323.9	267.1	21.3%	323.9	267.1	21.3%

Consolidated Sales, Orders, and Backlog
Net sales in the second quarter of $499.1 million were $60.9 million higher than the same period in the prior year. We have continued to benefit from the general price increase effective in September 2005. Our best estimate is that we have captured between 30% and 50% of the September 2005 price increase, which averaged 3.8% across our product portfolio, resulting in increased sales of approximately $7 to $9 million in the quarter.

Through the first six months of fiscal 2007, net sales of $948.8 million were $79.7 million higher than the same period in fiscal 2006. The extra week of operations in the prior year first quarter added approximately $30.8 million to total net sales in the period. Excluding the sales attributed to the additional week, the year-over-year increase in net sales between the first six months of fiscal 2006 and 2007 totaled approximately $110.5 million or 13.2%.

The year-over-year comparison of net sales in the first six months was also affected by three dealership transitions that occurred in the first quarter of fiscal 2006. Net sales from these dealers that we no longer own or consolidate under FIN 46(R) totaled approximately $10.7 million in the prior year first quarter. Further information relating to the dealer ownership and accounting transitions can be found in Notes 6 and 17.

On a sequential-quarter basis, net sales in the second quarter increased $49.4 million or 11.0% from the first quarter of fiscal 2007.

We have experienced a general increase in order activity across our primary product lines. Orders in the second quarter continued to outpace net sales. This is a factor which remains, in our view, a key indicator of our over-performance against the North American contract furniture industry as a whole. On a consolidated basis, new orders in the second quarter of $529.1 million were up 22.1% from the prior year and represented our highest level for a quarterly period in six years. While we are encouraged by the significant order growth over the prior year second quarter, we do believe that the timing of the price increase in September of last year caused some customers to accelerate orders into the first quarter of fiscal 2006 that would have otherwise been placed in the second quarter.

On a year-to-date basis, orders of $1,032.3 million were up 11.4% from the prior year period. Again, the extra week of operations in the prior year first quarter had a significant impact on this comparison. Orders associated with this extra week totaled approximately $35 million. Excluding these orders, the year-over-year increase for the six-month period totaled approximately $141 million or 15.8%.

The three dealerships we no longer own or consolidate under FIN 46(R) contributed orders of approximately $14.4 million in the prior year first quarter. This is another factor affecting the year-over-year comparison of orders in the six-month period.

Orders on a sequential-quarter basis increased $26 million or approximately 5.2% from the first quarter of fiscal 2007.

The backlog of unfilled orders at the end of the second quarter totaled $323.9 million which represents an increase of $56.8 million or 21.3% from the prior year level. The ending backlog increased approximately $30 million or 10.2% from the first quarter of fiscal 2007. Our backlog benefited from a higher than normal amount of government business that was shipped but not yet recorded as sales, as we had not yet satisfied our criteria for revenue recognition. In addition, there was a significant amount of product that was in trucks at quarter-end but not picked up by carriers due to a snowstorm that blanketed the Midwest that weekend.

Performance versus the Domestic Contract Furniture Industry
Net sales and new orders at our U.S. operations increased over the prior year second quarter by approximately 7.4% and 21.7%, respectively. By comparison, BIFMA reported an estimated year-over-year increase in U.S. office furniture shipments of approximately 6.5% for the three-months ended November 2006. Industry orders for the quarter as reported by BIFMA grew approximately 5.2% from the same period last year.

We remain cautious about reaching conclusions regarding changes in market share based on analysis of data on a short term basis. Instead, we believe such conclusions should only be reached by analyzing comparative data over several quarters. Based on this, we believe our performance relative to the domestic industry over the past 18 months provides evidence that we have been successful in capturing additional domestic market share.

Financial Summary
The following table presents, for the periods indicated, the components of the company’s Condensed Consolidated Statements of Operations as a percentage of net sales.

****
	Three Months Ended		Six Months Ended

	December 2, 2006 (13 Weeks)	December 3, 2005 (13 Weeks)	December 2, 2006 (26 Weeks)	December 3, 2005 (27 Weeks)

Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	65.9	67.2	66.0	67.1
Gross Margin	34.1	32.8	34.0	32.9
Operating Expenses	22.4	22.8	23.0	23.3
Operating Margin	11.8	10.1	11.0	9.6
Other Expense, net	0.6	0.6	0.6	0.5
Earnings Before Income Taxes and
Minority Interest	11.2	9.5	10.4	9.1
Income Tax Expense	3.9	3.1	3.5	3.0
Minority Interest	--	--	--	0.1
Net Earnings	7.3%	6.4%	6.9%	5.9%

Consolidated Gross Margin
Gross margin in the second quarter improved 130 basis points from the same quarter in fiscal 2006. Much of this improvement came as a result of improved fixed overhead leverage on increased sales volume. During the second quarter we were again faced with the challenge of increased direct material costs as compared to the prior year period. The September 2005 price increase helped to offset the adverse gross margin impact of these cost increases. This market pricing, combined with continued manufacturing process improvements, drove a reduction in direct labor expenses on a percent-of-sales basis as compared to the prior year. This improvement in direct labor was achieved despite the implementation of wage increases in the current year first quarter as well as inefficiencies associated with the start-up of the manufacturing processes for our most recent product introductions.

Direct material commodity prices had an unfavorable impact on our second quarter gross margin when compared to the prior year. While we experienced cost increases for aluminum, wood particleboard, and other manufacturing materials, the most significant impact came from steel component parts. We estimate these commodity cost increases added between $3 million and $5 million to our consolidated direct material expenses in second quarter compared to the prior year. As was the case in the first quarter of this fiscal year, we have seen signs of price stabilization on many of our key manufacturing commodities. As encouraging as this is, it remains an area we are watching closely. Our pricing strategy, combined with our commitment to lean manufacturing principles under the Herman Miller Production System (HMPS), continue to be our primary means of addressing the financial impact of direct material cost increases.

Manufacturing overhead expenses, as a percentage of sales, improved significantly from the prior year due mainly to leverage gained on higher sales volume. This improvement was realized despite current year increases in expenses relating to certain employee benefits, including retirement programs. Partially offsetting these cost increases were incentive bonus expenses, which were approximately $1.4 million lower in the current year second quarter versus the same period last year. Our employee incentive bonus accruals are based upon a measure of economic profitability relative to that of the prior year period (as opposed to an absolute measure of profitability in any one period).

Freight expenses, as a percentage of sales, decreased approximately 20 basis points from the second quarter of fiscal 2006. The decline was the result of continued operational improvements in our distribution process as well as a year-over-year reduction in the average price per gallon of diesel fuel.

Gross margin in the first six months of fiscal 2007 was 34.0% versus 32.9% in the prior year. This 110 basis point improvement was driven mainly by leverage gained on increased sales volume. Year-over-year cost increases for key manufacturing commodities added an estimated $7 million to $10 million to direct material expenses in the first half of fiscal 2007. These increases, however, were largely offset by the net benefit realized from the prior year price increase. Employee incentive bonus expenses in the first six months of fiscal 2007 were approximately $3.1 million lower than the same period last year.

Operating Expenses and Operating Earnings
Operating expenses were $111.7 million in the second quarter compared to $99.8 million in the prior year, an increase of $11.9 million or 11.9%. The majority of the expense increase in the current year is attributable to higher research and development expenses, incremental employee compensation and benefit costs (including stock-based compensation programs), expenses associated with our new market expansion initiatives, and charitable donations. These items combined to drive approximately $8.6 million of the year-over-year increase. Partially offsetting these increases were lower current quarter incentive bonus expenses, which totaled $7.1 million in the second quarter of fiscal 2007 versus $8.6 million in the prior year.

In addition to the above items, we incurred higher selling and marketing expenses in the current year second quarter as compared to the prior year. Changes in foreign currency exchanges rates from the prior year also had an impact on the comparison of operating expenses in the period. We estimate year-over-year changes in exchange rates increased our second quarter operating expenses relative to the prior year by approximately $0.5 million. Finally, during the second quarter we recorded a pre-tax charge totaling approximately $0.4 million related to a long-term lease arrangement in the United Kingdom. For further explanation regarding this lease arrangement, refer to Note 14.

Operating expenses for the six-months ended December 2, 2006 totaled $218.3 million compared to $202.3 million in the prior year. This represents an increase of $16 million or 7.9%. Expenses in the current year six-month period increased over the prior year due primarily to incremental investment in research and development, sales and marketing associated with new product launches and increased sales volume, increased investments in new market growth initiatives, and charitable donations. We also recognized higher expenses in the current year associated with increases in our calculated accounts receivable reserves based on increased sales. In addition, we estimate year-over-year currency exchange rate changes increased our operating expenses in the first half of fiscal 2007 by approximately $1.2 million compared to the prior year.

The prior year six-month period included approximately $4 million in additional compensation costs associated with the extra week of operations. We also incurred expenses totaling approximately $2.4 million in the prior year first quarter relating to the three dealerships that were transitioned in that period. Excluding these amounts, the comparable year-over-year increase in operating expenses totaled approximately $22.4 million.

Pretax compensation expenses associated with our stock-based compensation programs totaled $1.1 million in the second quarter and $2.5 million on a year-to-date basis. This compares to $0.6 million and $1.4 in the prior year second quarter and year-to-date periods, respectively. The year-over-year increase is the result of our adoption of SFAS 123(R) in the first quarter of fiscal 2007. Additional information on this new accounting standard, including our method of transition and prior accounting practice, can be found in Note 7.

Operating earnings in the second quarter totaled $58.7 million compared to $44.1 million last year. As a percentage of net sales, operating earnings in the current year second quarter totaled 11.8%, up from 10.1% in the prior year. We are encouraged by this improvement as it represents the achievement of our stated goal of reaching at least an 11% operating margin by 2010. On a year-to-date basis, operating earnings totaled $104.4 million or 11.0% of net sales. This compares to $83.4 million or 9.6% in the prior year six month period.

Other Income/Expense, Income Taxes, and Minority Interest
Net other expenses for the three and six-months ended December 2, 2006 totaled $2.8 million and $5.7 million, respectively. This compares to $2.6 million and $4.6 million, respectively, in the same periods last year. The increase in current year expense is primarily attributed to lower interest income resulting from a significant year-over-year reduction in our cash balances. We also incurred a net foreign currency transaction loss of $0.1 million in the current quarter compared to a gain of $0.1 million last year. On a year-to-date basis, we recorded a net currency transaction loss of less than $0.1 million as compared to a currency gain of $0.2 million in the first six months of fiscal 2006.

Our effective tax rates for the quarters ended December 2, 2006 and December 3, 2005, were 34.6% and 32.7%, respectively. The effective tax rates were 34.1% and 33.5% for the six months ended December 2, 2006, and December 3, 2005, respectively. The company’s United States federal statutory rate is 35.0%. The current year effective rates were below the statutory rate primarily due to foreign tax credits and other deductions under the American Job Creations Act of 2004 and accrual adjustments related to our foreign captive insurance company. In addition, the year-to-date effective tax rate benefited from the release of federal tax reserves relating to the closure of an Internal Revenue Service review for fiscal years 1997 through 2003.

The prior year effective rates were below the statutory rate primarily as a result of the manufacturing deduction under the American Job Creations Act of 2004 and higher levels of research and development credits. Additionally, in the second quarter of fiscal 2006, we recorded a tax benefit totaling approximately $0.9 million related to the filing of a tax return and the establishment of a deferred tax asset at one of our international subsidiaries.

Subsequent to the end of the second quarter, the President of the United States signed into law the renewal of the Research and Development tax credit legislation that had expired at the end of calendar year 2005. This legislation will allow us to take advantage of tax credits on our research and development activities, thereby further reducing our effective tax rate. Accordingly, we expect our full-year effective tax rate for fiscal 2007 to be between 32% and 34%.

The first six months of fiscal 2006 included a charge for minority interest of $0.7 million. This charge, which was recognized in the first quarter, relates to our accounting for a variable interest in an independent contract furniture dealership under the accounting guidance in FIN 46(R). As a result of a qualifying triggering event in the first quarter of 2006, we ceased consolidation of the dealer’s financial statements. Further information on this transition can be found in Note 17.

Reportable Operating Segments
Our business is comprised of two primary reportable operating segments as defined by accounting principles generally accepted in the United States. These operating segments are determined on the basis of how we internally report and evaluate financial information used to make operating decisions. Our North American Furniture Solutions segment includes the business associated with the design, manufacture and sale of furniture products for office, healthcare and educational environments, throughout the United States, Canada and Mexico. We refer to our other primary reportable segment as Non-North American Furniture Solutions. This segment includes the business associated with the design, manufacture and sale of furniture products, primarily for work-related settings, outside North America. Further information regarding our reportable operating segments can be found in Note 10.

Net sales in the second quarter of fiscal 2007 for our North American Furniture Solutions segment totaled $407.6 million compared to $376.6 million last year. This represents an increase of 8.2%. We continued to see solid net sales growth in our healthcare business, which again this quarter led the segment on a percentage increase basis. We also saw continued growth within our core office furniture business, which remains the single largest contributor to net sales within the segment. Sales within Canada and Mexico remained strong in the second quarter with each region turning in double-digit sales increases from the prior year period. Operating earnings in the second quarter totaled $49.7 million, or 12.2% of net sales. This compares to $41.0 million or 10.9% in the same period last year. On a year-to-date basis through the second quarter, net sales in the North American Furniture Solutions segment totaled $780.0 million, representing an increase of 6.3% from the prior year amount of $733.8 million. Again, the prior year period included an extra week of operations. On a weekly-average basis through the first six months of the current fiscal year, net sales in this segment were 10.4% higher than the prior year level. Operating earnings for the six-month period were $88.1 million compared to $75.0 million in fiscal 2006.

Sales growth in the second quarter within our Non-North American Furniture Solutions segment once again outpaced our performance in North America. As was the case in the first quarter of this year, this sales growth was experienced across all geographic regions. Sales for the quarter of $71.2 million were up 69.5% from $42.0 million in the prior year second quarter. While our operations in the United Kingdom remain the segment’s largest contributor to net sales and operating earnings, we had solid percentage increases within other geographic regions. In particular, we reported significant year-over-year growth in Singapore, France, Italy, Japan and South America. In total, this segment generated 14.3% of our consolidated net sales in the second quarter. This represents an increase from 9.6% in the same quarter last year. Operating earnings in the second quarter totaled $7.2 million, or 10.1% of net sales. This compares to $0.4 million or 1.0% in the same period last year. Year-to-date net sales totaled $133.8 million compared to $95.8 million in the prior year. On a weekly average basis, net sales in the first six months of the fiscal 2007 were 45.0% higher than the prior year period. Operating earnings through six months were $13.3 million or 9.9% of net sales in the current year, compared to $4.4 million 4.6% of net sales last year.

Net sales within our “Other” segment reporting category totaled $20.3 million in the second quarter. In the same period last year, net sales in this category totaled $19.6 million. On a year-to-date basis, net sales totaled $35.0 million and $39.5 million in the current year and prior year, respectively. The decline in year-to-date net sales from the prior year resulted principally from the removal of a variable interest entity (VIE) from our consolidated financial results. This VIE had been previously consolidated under the accounting provisions of FIN 46(R). Further information on this transaction can be found in Note 17.

Changes in currency exchange rates from the prior year increased the U.S. dollar value of net sales within both of our primary operating segments. We estimate these changes effectively increased our second quarter net sales within the North American Furniture Solutions segment by approximately $1.0 million. The impact on year-to-date net sales was an increase of approximately $2.4 million. The majority of this impact in both the quarter and year-to-date periods was driven by a weakening in the average U.S. dollar / Canadian dollar exchange rate. Similarly, net sales within our Non-North American Furniture Solutions segment were increased by approximately $2.1 million in the current year second quarter. The increase on a year-to-date basis for our Non-North American segment was approximately $3.4 million. These estimated increases were driven largely by favorable movements in the U.S. dollar / British Pound Sterling and U.S. dollar / Euro exchange rates as compared to last year. It is important to note that period-to-period changes in currency exchange rates have a directionally similar impact on our international cost structures. The resulting impact of these year-over-year exchange rate changes on our second quarter and year-to-date net earnings was not material.

Financial Condition, Liquidity, and Capital Resources
The table below presents certain key cash flow and capital highlights for the periods indicated.

(In Millions)	Six Months Ended

	December 2, 2006	December 3, 2005

Cash and cash equivalents, end of period	$52.7	$149.7
Short-term investments, end of period	14.0	16.3
Cash generated from operating activities	24.2	65.1
Cash used for investing activities	(16.8)	(21.2)
Cash used for financing activities	(61.5)	(47.9)
Capital expenditures	(18.8)	(22.8)
Stock repurchased and retired	(77.1)	(62.9)
Interest-bearing debt, end of period (1)	180.4	192.4
Available unsecured credit facility, end of period (2)	136.9	136.8

(1)     Amounts shown include the fair market values of the company’s interest rate swap arrangements. The net fair value of these arrangements totaled approximately $(0.6) million and $(1.6) million at December 2, 2006 and December 3, 2005, respectively.
(2)     Amounts shown are net of outstanding letters of credit, which are applied against the company’s unsecured credit facility.

Cash Flow –Operating Activities
Cash generated from operating activities in the second quarter totaled $30.6 million compared to $44.2 million in the prior year. For the first six months of fiscal 2007, cash generated from operations totaled $24.2 million. This compares to cash flows generated from operating activities of $65.1 million in the same period in fiscal 2006.

Quarter and Six-Months Ended December 2, 2006
We made a net investment in working capital totaling $17.1 million in the second quarter. The most significant use of cash within our working capital balances resulted from increases in both accounts receivable and inventories, which totaled approximately $32 million. This was partially offset by a $21.4 million increase in employee compensation and benefit accruals in the period.

Through the first six months of the year, changes in working capital balances accounted for a net $64.7 million use of cash. Included in this amount were increases in accounts receivable and inventories totaling $50.1 million as well as payment of previously accrued compensation and benefits totaling approximately $25.9 million. These year-to-date cash outflows were partially offset by increases in trade accounts payable and other accrued liabilities.

The significant increases in accounts receivable and inventories in both the three and six-month periods were driven by the general increase in sales and production levels. One area of growth within our business that has contributed to the increased investment in working capital is our business with the U.S. federal government. Order activity with the federal government has increased significantly since the beginning of the fiscal year. These sales generally require a longer cash collection cycle than do sales to independent contract furniture dealers. Accordingly, we have experienced a related increase in accounts receivable. Our inventory levels have also been affected by this growth in federal government business as we are generally required to hold the inventory longer than with non-government business. Similarly, the ramp-up in our Non-North American Work Solutions business segment has driven a significant investment in accounts receivable (both in the second quarter and year-to-date period) as sales within this segment generally have a longer cash collection cycle than we experience in North America. Our ending inventory levels were also impacted by weather-related constraints as we had certain scheduled shipments that could not be picked up by our carriers on the last day of the quarter.

Under HMPS, we continue to strive to enhance efficiencies and cost savings by minimizing the amount of inventory on-hand. Accordingly, production is order-driven with raw materials purchased as needed to meet order demands. The standard lead-time for the majority of our products is 10 to 20 days. As a result, the velocity of our inventory turns is high. Despite the increase in inventory levels in the current year three and six-month periods, these factors can cause our inventory levels to appear relatively low in relation to sales volume.

The significant reduction in compensation and benefit accruals in the first six months of the fiscal year was primarily driven by the payment of incentive bonuses earned in fiscal 2006 and paid in the first quarter of this year.

During the second quarter, we made a voluntary contribution of $0.8 million to one of our domestic employee retirement plans. In the first quarter fiscal 2007, we made a voluntary contribution of $2 million to our primary international pension plan. These contributions are reflected as reductions to operating cash flows.

Quarter and Six-Months Ended December 3, 2005
In the second quarter of fiscal 2006, increased working capital investment in accounts receivable and inventory, driven by increased sales and order volumes, was more than offset by increases in accounts payable and accrued liabilities for compensation and benefits. The net cash flow impact of these changes was a working capital source of cash totaling approximately $6.1 million in the quarter.

Changes in working capital balances resulted in an $11.6 million use of cash in the six-months ended December 3, 2005. This was principally driven by increases in accounts receivable and inventory, partially offset by increased accounts payable and accrued liabilities. Accounts receivable, inventories, and accounts payable all increased with the ramp-up in sales volume over the period. The increase in accrued liabilities was driven primarily by the timing of interest payments, customer deposits, and incentive bonus accruals.

Cash Flow –Investing Activities
The majority of the investing activity outflows in both the current and prior year 3-month and 6-month periods resulted from purchase of capital assets. Capital expenditures totaled $10.2 million in the second quarter of fiscal 2007 and $18.8 million year-to-date. This compares to $11.6 million and $22.8 million, respectively in the prior year.

At the end of the second quarter, we had outstanding commitments for future capital purchases of approximately $8 million. We expect full-year capital expenditures for fiscal 2007 to total between $50 million and $60 million. By comparison, fiscal year 2006 capital expenditures totaled $50.8 million.

As previously discussed, we sold two wholly-owned contract furniture dealerships during the first quarter of last year. Proceeds received in connection with these sales, which had the effect of increasing cash flows from investing activities, totaled $2.1 million.

Net cash received from the repayment of notes receivable, which totaled $2.0 million in the first six months of last fiscal year, was primarily driven by a payment received from a contract dealership previously consolidated under FIN 46(R). This VIE was able to obtain financing with an outside bank and therefore, was able to repay a large portion of their debt owed to us during the first quarter of fiscal 2006.

During the first quarter of fiscal 2006, we completed the sale of a warehouse/storage facility in West Michigan. In connection with that sale, we received proceeds totaling $0.7 million. This amount comprises the majority of the cash inflow in the prior year under the caption, “Proceeds from sales of property and equipment” on the Condensed Consolidated Statements of Cash Flows.

Cash Flow –Financing Activities
Share repurchase activity was the most significant factor affecting cash outflows from financing activities in the quarters and six-month periods ended December 2, 2006 and December 3, 2005. In the second quarter of fiscal 2007, we repurchased 908,265 shares for $30.7 million or an average of $33.77 per share. By comparison 922,066 shares were repurchased for $26.6 million or an average of $28.87 per share during the same period last year. In the first six months of the current fiscal year, share repurchases amounted to 2,609,735 shares for $77.1 million or an average of $29.56 per share. This compares to 2,064,685 shares for $62.9 million or an average of $30.49 per share in the first six months of fiscal 2006. During the second quarter of this year, our Board of Directors extended the stock repurchase program by approving an additional $100 million in share repurchases. As of December 2, 2006, we had approximately $125.9 million available for future share repurchases under this program.

This share repurchase activity was offset, in part, by cash received from the issuance of new shares in connection with various employee benefit plans, primarily the exercise of stock options. During the second quarter, we received $22.5 million for the issuance of approximately 885,281 shares. This compares to cash received of $4.1 million in the prior year second quarter for the issuance of approximately 170,662 shares. The larger volume of share issuances in the current year second quarter was due to increased exercises of employee stock option awards. On a year-to-date basis, cash received and the number of shares issued totaled $23.5 million and 928,235 shares, respectively. In the first six months of fiscal 2006, these amounts totaled $25.0 million and 1,039,900 shares, respectively.

Dividend payments in the current year totaled $5.1 million in the second quarter and $10.4 million year-to-date through November. For the same periods last year, dividend payments totaled $5.0 million and $10.0 million, respectively.

Interest-bearing debt at the end of the second quarter increased $1.6 million from $178.8 million at the end of fiscal 2006. This change was caused by an increase in the fair value of our interest rate swap arrangements. Further disclosure regarding our interest rate swap arrangements is provided in Note 13. Our next scheduled debt repayment of $3.0 million on our private placement notes will be paid in the fourth quarter of this fiscal year.

Outstanding standby letters of credit totaling $13.1 million accounted for the only usage against our unsecured revolving credit facility at the end of the second quarter. The provisions of our private placement notes and unsecured credit facility require that we adhere to certain covenant restrictions and maintain certain performance ratios. We were in compliance with all such restrictions and performance ratios again this quarter and expect to remain in compliance in the future.

We believe cash on hand, cash generated from operations and our borrowing capacity will provide adequate liquidity to fund near term and future business operations and capital needs.

Contractual Obligations
Contractual obligations associated with our ongoing business and financing activities will result in cash payments in future periods. A table summarizing the amounts and estimated timing of these future cash payments was provided in the company’s Form 10-K filing for the year ended June 3, 2006. During the first six months of fiscal 2007, there were no material changes outside the ordinary course of business in the company’s contractual obligations or the estimated timing of the future cash payments.

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

Variable Interest Entities
On occasion, we provide financial support to certain independent dealers in the form of term loans, lines of credit, and/or loan guarantees which may represent variable interests in such entities. At December 2, 2006, we were not considered the primary beneficiary of any such dealer relationships under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46(R)) and accordingly, no independent dealerships were consolidated into our financial statements. Refer to Note 17 for further information on VIE-related transactions in the prior year first quarter.

The risks and rewards associated with our interests in these other dealerships are primarily limited to our outstanding loans and guarantee amounts. As of December 2, 2006, our maximum exposure to potential losses related to outstanding loans to these other entities totaled $4.1 million. Information on our exposure related to outstanding loan guarantees provided to such entities is included in Note 14.

Contingencies

See Note 14 to the condensed consolidated financial statements.

Critical Accounting Policies

We strive to report our financial results clearly and understandably. We follow accounting principles generally accepted in the United States in preparing our consolidated financial statements, which require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. A summary of our more significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in our Form 10-K filing for the year ended June 3, 2006. During the first six months of fiscal 2007, there was no material change in the accounting policies and assumptions previously disclosed, except for the adoption of SFAS 123(R) as described in Note 7.

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

In the normal course of business, the company enters into contracts denominated in foreign currencies. The principal foreign currencies in which the company conducts its business are the British pound, Euro, Canadian dollar, Japanese Yen and Mexican Peso. During the second quarter of fiscal 2007, the company entered into two forward currency instruments in order to offset €2.5 million of its Euro net asset exposure denominated in a non-functional currency. These forward currency instruments are marked to market at the end of the period, with changes in fair value reflected in net earnings. At December 2, 2006, the fair value of these forward currency instruments was negligible. At June 3, 2006, the company had a separate outstanding derivative financial instrument offsetting €1.5 million of its Euro net asset exposure; the fair value of which was negligible.

Interest Rate Risk
Interest-bearing debt as of the end of the second quarter, excluding the fair market values of our interest rate swap arrangements, totaled $181.0 million. The company is subject to interest rate variability on $56 million of this debt. Accordingly, the cost of servicing this variable-rate debt may increase or decrease in the future as market interest rates change.

As of December 2, 2006, the weighted-average interest rate on the company’s variable-rate debt was approximately 7.9%. Based on the level of variable-rate debt outstanding as of that date, a 1 percentage-point increase in the weighted-average interest rate would increase the company’s estimated annual pre-tax interest expense by approximately $0.6 million.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, the company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 2, 2006, and have concluded that as of that date, the company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
There were no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended December 2, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HERMAN MILLER, INC.
PART II – OTHER INFORMATION

Item 1:	Legal Proceedings

Referred to in Note 14 of the condensed consolidated financial statements.

Item 1A:	Risk Factors

There have been no material changes from the information provided in the Company’s Annual Report on Form 10-K for the year ended June 3, 2006.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(C) Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during the second quarter ended December 2, 2006.

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs

9/3/06 - 9/30/06	72,000	$28.25	72,000	$154,501,940
10/1/06 - 10/28/06	212,040	$33.82	212,040	$147,330,970
10/29/06 - 12/2/06	624,225	$34.40	624,225	$125,859,942

Total	908,265	$33.77	908,265	$125,859,942
(1) No shares were purchased outside of a publicly announced plan or program.

The company repurchased shares under previously announced plans authorized by the Board of Directors as follows.

•	Plan announced on January 26, 2006, providing share repurchase authorization of $150,000,000 with no specified expiration date.
•	Plan announced on October 2, 2006, providing share repurchase authorization of $100,000,000 with no specified expiration date.

No repurchase plans expired or were terminated during the second quarter of fiscal 2007, nor do any plans exist under which the company does not intend to make further purchases.

During the period covered by this report, the company did not sell any of its equity shares that were not registered under the Securities Act of 1933.

Item 4:	Submission of Matters to a Vote of Security Holders

The annual meeting of the shareholders of the company was held on September 28, 2006, at which:
(a)	The following nominees were elected to serve three-year terms on the company’s Board of Directors by the following votes:

	Douglas D. French	James R. Kackley	John R. Hoke III	Michael A. Volkema

For	60,400,775	60,393,986	60,378,512	59,619,967
Against	--	--	--	--
Withheld	374,456	381,245	396,719	1,155,264
Broker Non-Votes	--	--	--	--

(b)	Ernst & Young LLP was approved as the Company’s independent auditors for the fiscal year ended June 2, 2007, by the following votes:

Ratification of Independent Auditors

For	60,452,370
Against	299,109
Withheld	23,752
Broker Non-Votes	--

Item 6:	Exhibits

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

January 9, 2007 January 9, 2007	HERMAN MILLER, INC. /s/ Brian C. Walker —————————————— Brian C. Walker Chief Executive Officer /s/ Elizabeth A. Nickels —————————————— Elizabeth A. Nickels Chief Financial Officer