Form 10-Q
period 2007-03-03
MILLER HERMAN INC
filed 2007-04-11
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 3, 2007	Commission File No. 001-15141

HERMAN MILLER, INC.

A Michigan Corporation 855 East Main Avenue, Zeeland, MI 49464-0302	ID No. 38-0837640 Phone (616) 654 3000

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
Yes [ ] No [ X ]

Common Stock Outstanding at April 6, 2007 – 63,496,815 shares

HERMAN MILLER, INC. FORM 10-Q
FOR THE QUARTER ENDED MARCH 3, 2007
INDEX

			Page No.
Part I	-	Financial Information

		Item 1 Condensed Consolidated Balance Sheets -
		March 3, 2007, and June 3, 2006	3

		Condensed Consolidated Statements of Operations -
		Three Months and Nine Months Ended March 3, 2007,
		and March 4, 2006	4

		Condensed Consolidated Statements of Cash Flows -
		Nine Months Ended March 3, 2007,
		and March 4, 2006	5

		Notes to Condensed Consolidated Financial Statements	6-	21

		Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations	22	-33

		Item 3 Quantitative and Qualitative Disclosures about Market Risk	34

		Item 4 Controls and Procedures	34

Part II	-	Other Information

		Item 1 Legal Proceedings	35

		Item 1A Risk Factors	35

		Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	35

		Item 3 Defaults upon Senior Securities - None

		Item 4 Submission of Matters to a Vote of Security Holders - None

		Item 5 Other Information - None

		Item 6 Exhibits	36

		Signatures	37

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)
(Unaudited)

	March 3, 2007	June 3, 2006

ASSETS
Current Assets:
Cash and cash equivalents (Note 8)	$103.5	$106.8
Short-term investments (Note 9)	15.1	15.2
Accounts receivable, net	184.2	173.2
Inventories:
Finished goods	28.5	22.5
Work in process	16.4	12.7
Raw materials	14.3	11.9

Total inventories	59.2	47.1
Prepaid expenses and other	54.9	47.9

Total current assets	416.9	390.2
Property and Equipment, at cost	722.1	707.3
Less - accumulated depreciation	(520.9)	(504.0)

Net property and equipment (Note 18)	201.2	203.3
Other Assets:
Notes receivable, net	3.3	2.0
Goodwill	39.1	39.1
Intangible assets, net (Note 12)	5.8	6.1
Other noncurrent assets	28.0	27.3

Total other assets	76.2	74.5

Total Assets	$694.3	$668.0

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities:
Unfunded checks	$6.1	$6.5
Current maturities of long-term debt	3.0	3.0
Accounts payable	106.7	112.3
Unearned revenue	23.1	15.3
Accrued liabilities (Note 14)	147.9	162.3

Total current liabilities	286.8	299.4
Long-term Liabilities:
Long-term debt, less current maturities (Note 13)	176.9	175.8
Pension benefits (Note 16)	17.8	15.2
Other liabilities (Note 14)	38.1	39.0

Total Liabilities	519.6	529.4
Minority Interest	0.2	0.2
Shareholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized, none issued)	—	—
Common stock, $0.20 par value (240,000,000 shares authorized 64,500,408 and
66,034,452 shares issued and outstanding in fiscal 2007 and 2006,	12.9	13.2
respectively)
Retained earnings	227.8	192.2
Accumulated other comprehensive loss (Note 4)	(62.7)	(63.3)
Key executive deferred compensation plans	(3.5)	(3.7)

Total Shareholders' Equity	174.5	138.4

Total Liabilities and Shareholders' Equity	$694.3	$668.0

See accompanying notes to condensed consolidated financial statements

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended

	March 3, 2007	March 4, 2006	March 3, 2007	March 4, 2006

Net Sales	$484.8	$424.0	$1,433.6	$1,293.1

Cost of Sales	324.8	286.1	950.8	869.5

Gross Margin	160.0	137.9	482.8	423.6

Operating Expenses (Notes 6, 7, and 14)	110.9	101.1	329.2	303.4

Operating Earnings	49.1	36.8	153.6	120.2

Other Expenses (Income):
Interest expense (Note 13)	3.5	3.6	10.3	10.5
Other, net (Notes 3, 9, and 17)	(0.7)	(0.8)	(1.7)	(3.1)

Earnings Before Income Taxes and
Minority Interest	46.3	34.0	145.0	112.8

Income Tax Expense (Note 15)	14.0	11.6	47.6	38.0

Earnings Before Minority Interest	32.3	22.4	97.4	74.8

Minority Interest, net of income taxes (Note 17)	-	-	-	0.7

Net Earnings	$32.3	$22.4	$97.4	$74.1

Earnings Per Share - Basic (Notes 5 and 7)	$0.50	$0.33	$1.51	$1.08

Earnings Per Share - Diluted (Notes 5 and 7)	$0.50	$0.33	$1.49	$1.07

Dividends Declared, per share	$0.0800	$0.0800	$0.2400	$0.2250

See accompanying notes to condensed consolidated financial statements

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS
(Dollars in Millions)
(Unaudited)

	Nine Months Ended

	March 3, 2007	March 4, 2006

Cash Flows from Operating Activities:
Net earnings	$97.4	$74.1
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	30.7	32.1
Stock-based compensation (Note 7)	3.8	2.1
Excess tax benefits from stock-based compensation (Note 7)	(4.7)	—
Gain from sales of owned dealers (Note 6)	—	(0.3)
Pension benefits (Note 16)	3.3	(18.2)
Minority interest (Note 17)	—	0.7
Other, net	(1.1)	2.7
(Increase) decrease in current assets	(31.0)	1.3
Increase (Decrease) in current liabilities	(7.0)	7.9

Net Cash Provided by Operating Activities	91.4	102.4

Cash Flows from Investing Activities:
Changes in notes receivable, net	(0.6)	2.8
Short-term investment purchases	(5.1)	(9.1)
Short-term investment sales	5.4	7.0
Capital expenditures	(28.5)	(34.6)
Proceeds from sales of property and equipment	0.2	1.6
Proceeds from sales of owned dealers (Note 6)	—	2.1
Other, net	0.1	—

Net Cash Used for Investing Activities	(28.5)	(30.2)

Cash Flows from Financing Activities:
Dividends paid	(15.6)	(15.0)
Common stock issued (Note 5)	38.5	29.0
Common stock repurchased and retired (Note 5)	(93.4)	(133.6)
Excess tax benefits from stock-based compensation (Note 7)	4.7	—

Net Cash Used for Financing Activities	(65.8)	(119.6)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(0.4)	(0.1)

Net Decrease in Cash and Cash Equivalents	(3.3)	(47.5)

Cash and Cash Equivalents, Beginning of Period	106.8	154.4

Cash and Cash Equivalents, End of Period	$103.5	$106.9

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position of the company as of March 3, 2007, and the results of its operations and cash flows for the interim periods presented. Operating results for the nine-month period ended March 3, 2007, are not necessarily indicative of the results that may be expected for the year ending June 2, 2007. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the company’s Form 10-K filing for the year ended June 3, 2006.

Certain prior year information has been reclassified to conform to the current year presentation.

2. FISCAL YEAR
The company’s fiscal year ends on the Saturday closest to May 31. Fiscal 2007, the year ending June 2, 2007, will contain 52 weeks, while fiscal 2006, the year ended June 3, 2006, contained 53 weeks. The three-month periods ended March 3, 2007, and March 4, 2006, each contained 13 weeks. The first nine months of fiscal 2007 and 2006 contained 39 weeks and 40 weeks, respectively.

3. FOREIGN CURRENCY TRANSLATION
The functional currency for foreign subsidiaries is the local currency. The cumulative effects of translating the balance sheet accounts from the functional currency into the United States dollar using current exchange rates and revenue and expense accounts using average exchange rates for the year-to-date period are included as a component of “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets. The financial statement impact resulting from remeasuring all foreign currency transactions into the appropriate functional currency, which was included in “Other Expenses (Income)” in the Condensed Consolidated Statements of Operations, was a negligible loss for the three months ended March 3, 2007 and a loss of $0.2 million for the three months ended March 4, 2006. For the nine months ended March 3, 2007, the net currency loss totaled $0.1 million. For the nine months ended March 4, 2006, the net currency gain totaled $0.1 million.

4. COMPREHENSIVE INCOME
Comprehensive income consists of net earnings, foreign currency translation adjustments, changes in minimum pension liability and unrealized holding gains (losses) on “available-for-sale” securities. Comprehensive income was $31.2 million and $23.5 million for the three months ended March 3, 2007, and March 4, 2006, respectively. For the nine months ended March 3, 2007, and March 4, 2006, comprehensive income was $98.0 million and $73.4 million, respectively. The following presents the components of “Accumulated other comprehensive loss” for the period indicated.

(In Millions)	Foreign Currency Translation Adjustments	Minimum Pension Liability (net of tax)	Unrealized Holding Period Gains (Losses) (net of tax)	Total Accumulated Other Comprehensive Income (Loss)

Balance, June 3, 2006	$(2.8)	$(60.2)	$(0.3)	$(63.3)
Other comprehensive income
(loss) for the nine months
ended March 3, 2007	0.9	(0.5)	0.2	0.6

Balance, March 3, 2007	$(1.9)	$(60.7)	$(0.1)	$(62.7)

5. COMMON STOCK AND EARNINGS PER SHARE
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS).

	Three Months Ended		Nine Months Ended

	March 3, 2007	March 4, 2006	March 3, 2007	March 4, 2006

Numerators:
Numerator for both basic and diluted EPS, net
earnings (In Millions)	$32.3	$22.4	$97.4	$74.1

Denominators:
Denominator for basic EPS, weighted-average
common shares outstanding	64,406,138	67,239,569	64,693,620	68,443,124

Potentially dilutive shares resulting from
stock plans	817,842	604,592	774,310	642,681

Denominator for diluted EPS	65,223,980	67,844,161	65,467,930	69,085,805

Options to purchase 89,719 and 684,558 shares of common stock for the three and nine months ended March 3, 2007 and 389,956 and 410,532 shares for the three and nine months ended March 4, 2006 have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.

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

7. STOCK-BASED COMPENSATION
The company utilizes equity-based compensation incentives as a component of its employee and non-employee director and officer compensation philosophy. Currently, these incentives consist principally of stock options, restricted stock and restricted stock units. The company also offers a discounted stock purchase plan for its domestic and international employees.

Valuation and Expense Information
In December 2004, the FASB issued a revision of SFAS No. 123, “Share-Based Payment” (SFAS 123(R)), which supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). SFAS 123(R) generally requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on their grant-date fair market value and to recognize this cost over the requisite service period. The company adopted SFAS 123(R) as of the beginning of its 2007 fiscal year, using the modified prospective method. Under this method, compensation expense recognized by the company in fiscal 2007, included: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of June 3, 2006, based on the grant-date fair value estimate in accordance with the original provisions of SFAS 123, “Accounting for Stock-Based Compensation”, and (b) compensation cost for all stock-based payments granted subsequent to June 3, 2006, based on the grant-date fair value estimated in accordance with SFAS 123(R). Results of prior periods have not been restated.

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

The company classifies pre-tax stock-based compensation expense primarily within Operating Expenses in the Condensed Consolidated Statements of Operations. Related expenses charged to Cost of Sales are not material. For the three months ended March 3, 2007, pre-tax compensation expense for all types of stock-based programs and the related income tax benefit recognized was $1.3 million and $0.4 million, respectively. For the nine months ended March 3, 2007, pre-tax compensation expense for all types of stock-based programs and the related income tax benefit recognized was $3.8 million and $1.3 million, respectively. As a result of adopting SFAS 123(R) at the beginning of fiscal 2007, the company’s reported pre-tax stock-based compensation expense for the respective three and nine month periods ended March 3, 2007, was approximately $0.8 million and $2.2 million higher than it would have been under APB 25. The incremental stock-based compensation expense effectively reduced basic and diluted earnings per share in the three and nine month periods ended March 3, 2007, by approximately $0.01 and $0.02, respectively.

The following table reconciles reported net earnings and per share information to pro forma net earnings and per share information that would have been reported if the fair value method had been used to account for stock-based employee compensation during fiscal year 2006.

(In Millions, Except Per Share Data)	Three Months Ended March 4, 2006	Nine Months Ended March 4, 2006

Net earnings, as reported	$22.4	$74.1

Addback: Total stock-based employee compensation expense
included in net earnings, as reported, net of related tax effects	0.4	1.3

Less: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects	(0.7)	(2.5)

Pro forma net earnings	$22.1	$72.9

Earnings per share:
Basic, as reported	$0.33	$1.08
Basic, pro forma	$0.33	$1.07
Diluted, as reported	$0.33	$1.07
Diluted, pro forma	$0.32	$1.05

As of March 3, 2007, total pre-tax stock-based compensation cost not yet recognized related to non-vested awards was approximately $8.0 million. The weighted-average period over which this amount is expected to be recognized is 2.31 years.

The company estimated the fair value of employee stock options on the date of grant using the Black-Scholes model. In determining these values, the following weighted-average assumptions were used for the periods indicated.

	Three Months Ended				Nine Months Ended

	March 3, 2007		March 4, 2006		March 3, 2007		March 4, 2006

Risk-free interest rates (1)	4.4%		4.3%		4.3-5.0%		3.7-4.4%
Expected term of options (2)	5 yea	rs	5 yea	rs	2-5 yea	rs	2-5 yea	rs
Expected volatility (3)	28%		30%		28%		30%
Dividend yield (4)	1.0%		1.0%		1.0%		1.0%
Weighted-average grant-date fair value of
stock options:
Granted with exercise prices equal to the
fair market value of the stock on the
date of grant	$11.27		$9.06		$9.38		$7.41
Granted with exercise prices greater than
the fair market value of the stock on the
date of grant	—		—		$7.48		$8.02

(1)	Represents the U.S. Treasury yield over the same period as the expected option term.
(2)	Represents the period of time that options granted are expected to be outstanding. Based on analysis of historical option exercise activity, the company has determined that all employee groups exhibit similar exercise and post-vesting termination behavior.
(3)	Amount is determined based on analysis of historical price volatility of the company’s common stock over a period equal to the expected term of the options. The company also utilizes a market-based or “implied volatility” measure, on exchange-traded options in the company’s common stock, as a reference in determining this assumption.
(4)	Represents the company’s estimated cash dividend yield over the expected term of options.

Stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three and nine months ended March 3, 2007, have been reduced for estimated forfeitures, as it is based on awards ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the company’s pro forma information required under SFAS No. 123 for the periods prior to fiscal 2007, the company accounted for forfeitures as they occurred. The cumulative effect of the change in accounting for forfeitures was not material.

Adoption of SFAS 123(R) also affected the presentation of cash flows. The change is related to tax benefits arising from tax deductions that exceed the amount of compensation expense recognized (excess tax benefits) in the financial statements. For the nine months ended March 3, 2007, cash flows from operating activities were reduced by $4.7 million and cash flows from financing activities were increased by $4.7 million from amounts that would have been reported if the company had not adopted SFAS 123(R).

Stock Option Plans
The company has stock option plans under which options to purchase the company’s stock are granted to employees and non-employee directors and officers at a price not less than the market price of the company’s common stock on the date of grant. All options become exercisable between one year and three years from date of grant and expire two to ten years from date of grant. The options are subject to graded vesting with the related compensation expense recognized on a straight-line basis over the requisite service period. At March 3, 2007, there were 5.9 million shares available for future options.

The following is a summary of the transactions under the company’s stock option plans for the nine months ended March 3, 2007.

	Shares Under Option	Weighted-Average Exercise Prices	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Millions)

Outstanding at beginning of year	4,331,208	$25.80	4.12	$20.8
Granted at Market	94,205	$34.87
Granted>Market	385,286	$30.54
Exercised	(1,416,793)	$25.37
Forfeited	(53,522)	$29.47

Outstanding at end of period	3,340,384	$26.73	4.53	$34.9

Ending vested + Expected to vest	3,294,202	$26.66	4.47	$34.7
Exercisable at end of period	2,655,362	$25.35	3.53	$31.4

Pre-tax compensation expense related to these options totaled $0.7 million and $1.8 million, for the three and nine months ended March 3, 2007, respectively. For the nine months ended March 4, 2006, the company granted a total of 110,010 options at market value and 356,713 options above market value. The weighted average exercise price for these options totaled $32.29.

The total pre-tax intrinsic value of options exercised during the three months ended March 3, 2007, and March 4, 2006, was $6.7 million and $1.5 million, respectively. The total pre-tax intrinsic value of options exercised during the nine months ended March 3, 2007, and March 4, 2006, was $14.1 million and $8.7 million, respectively. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the company’s closing stock price as of the end of the period presented, which would have been received by the option holders had all option holders exercised in-the-money options as of that date. As of June 3, 2006, 3,877,331 outstanding options were exercisable, and the weighted-average exercise price was $25.05.

The following is a summary of stock options outstanding at March 3, 2007.

	Outstanding Stock Options			Exercisable Stock Options

Range of Exercise Price	Shares	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Exercise Prices	Shares	Weighted-Average Exercise Prices

$16.29-$23.87	1,120,369	2.83	$22.86	1,120,369	$22.86
$24.20-$27.99	1,135,093	4.16	$25.92	1,135,093	$25.92
$29.42-$38.13	1,084,922	6.67	$31.59	399,900	$30.72

Total	3,340,384	4.53	$26.73	2,655,362	$25.35

Restricted Stock Grants
The company grants restricted common stock to certain key employees. Shares are granted in the name of the employee, who has all rights of a shareholder, subject to certain restrictions on transferability and risk of forfeiture. The grants are subject to either cliff-based or graded vesting over a period not to exceed five years, subject to forfeiture if the employee ceases to be employed by the company for certain reasons. After the vesting period, the employee is awarded the equivalent common shares without restriction. The company recognizes the related compensation expense on a straight-line basis over the requisite service period. The following is a summary of restricted stock transactions for the nine months ended March 3, 2007.

	Shares	Weighted-Average Grant-Date Fair Value

Outstanding at beginning of year	140,484	$25.12
Granted	1,000	$27.76
Forfeited	—	—
Vested	(34,968)	$23.78

Outstanding at end of period	106,516	$25.59

Pre-tax compensation expense related to these awards totaled $0.2 million and $0.4 million, for the three months ended March 3, 2007, and March 4, 2006, respectively. Pre-tax compensation expense related to these awards totaled $0.6 million and $1.1 million for the nine months ended March 3, 2007, and March 4, 2006, respectively. The weighted-average remaining recognition period of the outstanding restricted shares at March 3, 2007, was 2.3 years. The fair value on the dates of vesting for shares that vested during the three and nine months ended March 3, 2007, was $0.1 million and $1.1 million, respectively.

Restricted Stock Units
The company grants restricted stock units to certain key employees. This program provides that the actual number of restricted stock units awarded is tied in part to the company’s annual financial performance for the year on which the grant is based. The awards generally cliff-vest after a five year service period, with prorated vesting under certain circumstances and continued vesting into retirement. Each restricted stock unit represents one equivalent share of the company’s common stock to be awarded, free of restrictions, after the vesting period. Compensation expense related to these awards is recognized over the requisite service period, which includes any applicable performance period. Dividend equivalent awards are granted quarterly. The following is a summary of restricted stock unit transactions for the nine months ended March 3, 2007.

	Share Units	Aggregate Intrinsic Value (In Millions)	Weighted-Average Remaining Contractual Term (Years)

Outstanding at beginning of year	80,062	$2.4
Granted	108,916
Forfeited	(7,895)
Vested	(639)

Outstanding at end of period	180,444	$6.7	3.93

Ending vested + Expected to vest	153,692	$5.7	3.93

The company recognized pre-tax compensation expense related to restricted stock units of $0.3 in each of the three-month periods ended March 3, 2007 and March 4, 2006. For the nine months ended March 3, 2007, and March 4, 2006, pre-tax compensation expense related to restricted stock units was $0.9 million in each period.

Employee Stock Purchase Program
Under the terms of the company’s Employee Stock Purchase Plan, 4 million shares of authorized common stock were reserved for purchase by plan participants at 85.0 percent of the market price. The company recognized pre-tax compensation expense related to employee stock purchases of $0.1 million for each of the three-month periods ended March 3, 2007 and March 4, 2006. Pre-tax compensation expense related to employee stock purchases was $0.4 million for each of the nine-month periods ended March 3, 2007 and March 4, 2006.

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

Cash payments for income taxes and interest were as follows.

(In Millions)	Three Months Ended		Nine Months Ended

	March 3, 2007	March 4, 2006	March 3, 2007	March 4, 2006

Income taxes paid, net	$12.4	$8.7	$41.8	$38.7
Interest paid	—	$0.2	$6.8	$9.3

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

Net investment income recognized in the Condensed Consolidated Statements of Operations resulting from these investments totaled approximately $0.2 million and $0.1 million for the three months ended March 3, 2007, and March 4, 2006, respectively. Net investment income totaled approximately $0.5 million and $0.4 million for the nine-month periods ended March 3, 2007, and March 4, 2006, respectively.

	March 3, 2007

(In Millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value

U.S. Government & Agency Debt	$3.0	$—	$—	$3.0
Corporate Bonds	6.1	—	(0.1)	6.0
Mortgage-Backed	5.5	—	(0.1)	5.4
Other Debt	0.7	—	—	0.7

Total	$15.3	—	$(0.2)	$15.1

The following is a summary of the carrying and market values of the company's short-term investments as of the respective dates.

	June 3, 2006

(In Millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value

U.S. Government & Agency Debt	$2.5	$—	$(0.1)	$2.4
Corporate Bonds	7.8	—	(0.2)	7.6
Mortgage-Backed	4.6	—	(0.1)	4.5
Other Debt	0.7	—	—	0.7

Total	$15.6	$—	$(0.4)	$15.2

10. OPERATING SEGMENTS
The company is comprised of two primary reportable operating segments as defined in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information;” North American Furniture Solutions and Non-North American Furniture Solutions.

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

The company also reports an “Other” category consisting primarily of its North American Home and new start-up businesses, Variable Interest Entities (VIEs), and certain unallocated corporate expenses. North American Home includes the operations associated with the design, manufacture and sale of furniture products for residential settings in the United States, Canada and Mexico. The new start-up businesses are aimed at developing innovative products to serve current and new markets. VIEs, which are discussed further in Note 17, represent independent contract furniture dealerships whose operations are included in the consolidated results of the company due to financial arrangements with such entities.

The performance of the operating segments is evaluated by the company’s management using various financial measures. The following is a summary of certain key financial measures for the respective fiscal periods indicated. It should be noted that the information provided for fiscal 2006 has been recast to conform to the current year presentation for comparative purposes.

	Three Months Ended		Nine Months Ended

(In Millions)	March 3, 2007	March 4, 2006	March 3, 2007	March 4, 2006

Net Sales:
North American Furniture Solutions	$394.7	$352.4	$1,174.7	$1,086.2
Non-North American Furniture Solutions	67.7	56.4	201.5	152.2
Other	22.4	15.2	57.4	54.7

Total	$484.8	$424.0	$1,433.6	$1,293.1

Depreciation and Amortization:
North American Furniture Solutions	$8.7	$9.7	$26.6	$28.0
Non-North American Furniture Solutions	1.1	1.1	3.3	3.3
Other	0.4	0.3	0.8	0.8

Total	$10.2	$11.1	$30.7	$32.1

Operating Earnings:
North American Furniture Solutions	$39.8	$32.3	$127.9	$107.3
Non-North American Furniture Solutions	7.0	4.0	20.3	8.4
Other	2.3	0.5	5.4	4.5

Total	$49.1	$36.8	$153.6	$120.2

Capital Expenditures:
North American Furniture Solutions	$7.9	$9.4	$23.6	$25.3
Non-North American Furniture Solutions	1.2	1.9	2.9	7.8
Other	0.6	0.5	2.0	1.5

Total	$9.7	$11.8	$28.5	$34.6

(In Millions)	March 3, 2007	June 3, 2006

Total Assets:
North American Furniture Solutions	$544.0	$512.2
Non-North American Furniture Solutions	125.6	130.1
Other	24.7	25.7

Total	$694.3	$668.0

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). This new standard establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. The company is required to adopt this new accounting guidance at the beginning of fiscal 2009. While the company is currently evaluating the provisions of SFAS 157, the adoption is not expected to have a material impact on its consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 expands the use of fair value measurement by permitting entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The company is required to adopt SFAS 159 at the beginning of fiscal 2009 and is in the process of evaluating the applicability and potential impact to its financial statements.

12. OTHER INTANGIBLE ASSETS
Other intangible assets are comprised of patents, trademarks and intellectual property rights. As of March 3, 2007, the combined gross carrying value and accumulated amortization was $11.3 million and $5.5 million, respectively. As of June 3, 2006, these amounts totaled $10.9 million and $4.8 million, respectively. The company amortizes its intangible assets over periods ranging from 8 to 17 years.

Amortization expense related to intangible assets totaled approximately $0.2 million and $0.3 million for the three-month periods ended March 3, 2007, and March 4, 2006, respectively. For the nine months ended March 3, 2007, and March 4, 2006, amortization expense related to intangible assets totaled approximately $0.7 million and $0.8 million, respectively.

Estimated amortization expense for intangible assets as of March 3, 2007, for each of the succeeding fiscal years is as follows.

(In Millions)	Remaining	2007 2008 2009 2010 2011	$0.3 $1.1 $0.9 $0.6 $0.6

13. INTEREST RATE SWAPS
In November 2003, the company entered into two fixed-to-floating interest rate swap agreements. The first agreement which expires March 15, 2011, effectively converts $50.0 million of fixed-rate debt securities to a floating-rate basis. The fair value of this swap instrument, which is based upon expected LIBOR rates over the remaining term of the instrument, was approximately $(1.0) million at March 3, 2007, and is reflected as a reduction to long-term debt and an offsetting addition to other long-term liabilities in the Consolidated Balance Sheet. As of June 3, 2006, the fair value of approximately $(2.0) million is reflected as a reduction to long-term debt and an offsetting addition to other long-term liabilities. The floating interest rate for this agreement is based on the six-month LIBOR, set in-arrears at the end of each semi-annual period, which is estimated to be approximately 8.0 percent at March 3, 2007. The next scheduled interest rate reset date is in March 2007.

The second agreement, which expires March 5, 2008, effectively converts $6.0 million of fixed-rate private placement debt to a floating-rate basis. The fair value of this swap instrument, which is based upon expected LIBOR rates over the remaining term of the instrument, was approximately $(0.1) million at March 3, 2007, and is reflected as a reduction to long-term debt and an offsetting addition to other long-term liabilities in the Consolidated Balance Sheet. As of June 3, 2006, the fair value of approximately $(0.2) million is reflected as a reduction to long-term debt and an offsetting addition to other long-term liabilities. The floating interest rate for this agreement is based on the six-month LIBOR, set in-arrears at the end of each semi-annual period, which is estimated to be approximately 8.6 percent at March 3, 2007. The next scheduled interest rate reset date is in March 2007.

As of March 3, 2007, a total of $56.0 million of the company’s outstanding debt was effectively converted to a variable-rate basis as a result of these interest rate swap arrangements. These swaps are fair-value hedges and qualify for hedge-accounting treatment using the “short-cut” method under the provisions of Statement of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Under this accounting treatment, the change in the fair value of the interest rate swap is equal to the change in value of the related hedged debt and, as a result, there is no net effect on earnings. These agreements require the company to pay floating-rate interest payments in return for receiving fixed-rate interest payments that coincide with the semi-annual payments to the debt holders at the same date.

The counterparties to these swap instruments are large financial institutions which the company believes are of high-quality creditworthiness. While the company may be exposed to potential losses due to the credit risk of non-performance by these counterparties, such losses are not anticipated. These swap arrangements effectively increased interest expense by approximately $0.1 million in each of the three-month periods ended March 3, 2007 and March 4, 2006. For the nine months ended March 3, 2007 and March 4, 2006, these swap arrangements effectively increased interest expense by approximately $0.4 million and $0.1 million, respectively.

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

(In Millions)	Three Months Ended		Nine Months Ended

	March 3, 2007	March 4, 2006	March 3, 2007	March 4, 2006

Accrual Balance - beginning	$15.0	$13.6	$14.9	$13.0
Accrual for warranty matters	3.2	2.9	6.4	8.3
Settlements and adjustments	(3.2)	(2.6)	(6.3)	(7.4)

Accrual Balance - ending	$15.0	$13.9	$15.0	$13.9

Other Guarantees
The company has entered into separate agreements to guarantee the debt of two independent contract furniture dealerships. In accordance with the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others” (FIN 45), the company initially recorded an expense equal to the estimated fair values of these guarantees. The maximum financial exposure assumed by the company as a result of these arrangements totaled $0.5 million as of March 3, 2007. As of March 3, 2007 and June 3, 2006, these guarantees are reflected under the caption “Other Liabilities” in the Condensed Consolidated Balance Sheets at $0.5 million, which approximates the estimated fair value.

The company has also entered into an agreement with a third-party leasing company to guarantee the residual value of leased product. This lease expires in March 2007. As of March 3, 2007, the maximum financial exposure assumed by the company in connection with this guarantee totaled approximately $2.0 million. As of March 3, 2007 and June 3, 2006, this guarantee is reflected in “Other Liabilities” in the Consolidated Balance Sheets at $0.6 million, which approximates the estimated fair value.

The company is periodically required to provide performance bonds in order to conduct business with certain customers. These arrangements are common and generally have terms ranging between one and three years. The bonds are required to provide assurance to these customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies and the company is ultimately liable for claims that may occur against them. As of March 3, 2007, the company had a maximum financial exposure related to performance bonds totaling approximately $1.3 million. The company has had no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company’s financial statements. Accordingly, no liability has been recorded as of March 3, 2007, or June 3, 2006.

The company periodically enters into agreements in the normal course of business, which may include indemnification clauses regarding patent/trademark infringement and service losses. Service losses represent all direct or consequential loss, liability, damages, costs and expenses incurred by the customer or others resulting from services rendered by the company, the dealer, or certain sub-contractors due to a proven negligent act. The company has had no history of claims, nor is it aware of circumstances that would require it to perform under these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company’s financial statements. Accordingly, no liability has been recorded as of March 3, 2007, or June 3, 2006.

The company has entered into standby letter of credit arrangements for the purpose of protecting various insurance companies against default on the payment of certain premiums and claims. A majority of these arrangements are related to the company’s wholly-owned captive insurance company. As of March 3, 2007, the company had a maximum financial exposure from these insurance-related standby letters of credit totaling approximately $13.1 million. The company has had no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company’s financial statements. Accordingly, no liability has been recorded as of March 3, 2007, or June 3, 2006.

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

The company leases a facility in the UK under an agreement that expires in January 2008. Under the terms of the lease, the company is required to perform the maintenance and repairs necessary to address the general dilapidation of the facility over the lease term. The ultimate cost of this provision to the company is dependent on a number of factors including, but not limited to, the future use of the facility by the lessor and whether the company chooses and is permitted to renew the lease term. The company has estimated the cost of these maintenance and repairs to be between $0 and $3 million, depending on the outcome of future plans and negotiations. Based on existing circumstances, it is estimated that these costs will most likely approximate $0.5 million. As a result, this amount has been recorded as a liability reflected under the caption “Other Liabilities” in the Consolidated Balance Sheets at both March 3, 2007, and June 3, 2006.

In May 1996, the company assigned its rights as lessee of a UK facility to a third party under an agreement that contained a provision granting the third party the right to re-assign the lease to the company after 10 years, at its election. During the first quarter of fiscal 2006, the company was notified by the third party that it is no longer using the space and intends to exercise the re-assignment option. The original lease term expires in May 2014. The company believes it will be able to assign or sublet the lease for the majority of the remaining lease term to another tenant at current market rates. However, current market rates for comparable office space are lower than the rental payments owed under the lease agreement. As such, the company would remain liable to pay the difference. As a result, the company recorded a pre-tax charge of $1.4 million to Operating Expenses in fiscal 2006 for the expected loss under the arrangement based on the best information available at the time. During its second fiscal quarter of 2007, the company revised its estimate and recorded an additional pre-tax charge of $0.4 million. The estimated liability of $1.4 million is reflected under the caption “Other Liabilities” in the Consolidated Balance Sheets at March 3, 2007 and June 3, 2006.

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

15. INCOME TAXES
The effective tax rates for the three months ended March 3, 2007 and March 4, 2006, were 30.3% and 34.0%, respectively. On a year-to-date basis, the effective tax rates were 32.9% and 33.7% for the nine months ended March 3, 2007 and March 4, 2006, respectively. The company’s United States federal statutory rate is 35.0%. The current year effective rates were below the statutory rate primarily due to foreign tax credits, deductions under the American Job Creations Act of 2004, increased research and development credits due to the renewal of legislation that extends the credit, and accrual adjustments related to the company’s foreign captive insurance company. Additionally, the year-to-date effective tax rate benefited from the release of federal tax reserves relating to the closure of an Internal Revenue Service review for fiscal years 1997 through 2003.

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

As noted above, in the third quarter of fiscal 2007, the President of the United States signed into law, the renewal of the Research and Development tax credit legislation that had expired at the end of calendar year 2005. This legislation allowed the company to take advantage of tax credits on its research and development activities, thereby further reducing its effective tax rate. Accordingly, the company expects its full-year effective tax rate for fiscal 2007 to be between 31.5% and 33.5%.

16. EMPLOYEE BENEFIT PLANS
The following tables summarize the costs of the company’s employee pension and post-retirement plans for the periods indicated.

(In Millions)	Three Months Ended

	Pension Benefits		Post-Retirement Benefits

	March 3, 2007	March 4, 2006	March 3, 2007	March 4, 2006

Domestic:
Service cost	$2.2	$2.0	$—	$—
Interest cost	4.0	3.6	0.2	0.2
Expected return on plan assets	(5.3)	(5.4)	—	—
Net amortization loss	0.7	0.5	0.1	0.2

Net periodic benefit cost	$1.6	$0.7	$0.3	$0.4

International:
Service cost	$0.6	$0.3
Interest cost	0.9	0.7
Expected return on plan assets	(1.1)	(0.9)
Net amortization loss	0.4	0.3

Net periodic benefit cost	$0.8	$0.4

(In Millions)	Nine Months Ended

	Pension Benefits		Post-Retirement Benefits

	March 3, 2007	March 4, 2006	March 3, 2007	March 4, 2006

Domestic:
Domestic:
Service cost	$6.6	$6.2	$—	$—
Interest cost	12.0	10.7	0.7	0.7
Expected return on plan assets	(15.9)	(15.7)	—	—
Net amortization loss	1.9	1.5	0.3	0.5

Net periodic benefit cost	$4.6	$2.7	$1.0	$1.2

International:
Service cost	$1.7	$1.1
Interest cost	2.7	2.2
Expected return on plan assets	(3.2)	(2.6)
Net amortization loss	1.2	0.7

Net periodic benefit cost	$2.4	$1.4

The company made voluntary contributions to its various employee retirement plans totaling $2.8 million and $20.2 million in the nine months ended March 3, 2007 and March 4, 2006, respectively. The current year contributions were $2.0 million and $0.8 million in the first and second quarters, respectively. The prior year contributions of $20.2 million were made in the third quarter of fiscal year 2006. The company anticipates that it will make a voluntary contribution of $0.4 million to one of its domestic employee retirement plans in the fourth quarter of fiscal 2007. Actual contributions will be dependent upon investment returns, changes in pension obligations and other economic and regulatory factors.

17. VARIABLE INTEREST ENTITES
The company has provided subordinated debt to and/or guarantees on behalf of certain independent contract furniture dealerships. These relationships constitute variable interests under the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46(R)). At the end of fiscal year 2004, when the company adopted FIN 46(R), the company qualified as the “primary beneficiary” in certain of these relationships. This required the company to include the financial statements of these qualifying VIEs in its consolidated financial statements. Since that time, triggering events occurred which allowed the company to cease the consolidation of these VIE financial statements. At March 3, 2007, the company was not considered the primary beneficiary in any of its independent dealer financing relationships.

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

18. ASSETS HELD FOR SALE
The company’s Canton, Georgia facility was exited in fiscal 2004 in connection with a previous restructuring initiative. During the fourth quarter of fiscal 2003, this asset was written down to its expected fair market value. At March 3, 2007, this facility remained listed for sale. The facility’s carrying value of $7.5 million is classified under the caption “Net Property and Equipment” in the Condensed Consolidated Balance Sheets at both March 3, 2007, and June 3, 2006.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that affected the company’s financial condition, earnings and cash flows during the periods included in the accompanying condensed consolidated financial statements. References to “Notes” are to the footnote disclosures included in the condensed consolidated financial statements.

Discussion of Current Business Conditions
Our quarter ended March 3, 2007 marked another period of progress toward our long-term strategic goals. From a top-line growth perspective, we again posted double-digit year-over-year increases in both sales and orders. This performance represents yet another step in the journey toward our net sales goal of $2.6 billion by fiscal 2010. Growth within our Non-North American Furniture Solutions segment once again outpaced that of our North American segment this quarter. This is particularly encouraging as it demonstrates continued momentum toward our objective of international diversification. This international growth has been driven by investments in new products and expanding our distribution footprint. In February of this year we reached a milestone in our company’s history with the startup of operations at our new manufacturing plant in China. This operation, in combination with our fast growing network of independent dealers in the region, will serve customers within China and throughout Asia.

During the quarter we again felt the pressure of higher direct material costs for steel, aluminum, and wood particleboard as compared to last year. In response to these higher costs, we implemented a general price increase effective February 5, 2007. The price adjustment, which varies by product line, will increase our commercial product list prices 5% on average. We have been successful capturing a good portion of general price increases in recent years. However, we expect the intense price competition in our industry to continue. Accordingly, our past success in capturing benefit from our price changes is not necessarily indicative of our ability to do so in the future.

Weekly order pacing was more volatile during the third quarter than we experienced in the first half of this fiscal year, partially driven by the typical seasonality of the third quarter and further exacerbated by our holiday shutdown and the timing of the price increase. While the higher degree of volatility increases the difficulty of forecasting, we remain pleased with the level of new project opportunities. In addition, our backlog of unfilled orders at the end of the quarter was the highest ending backlog for a third quarter in our history.

The macro-economic drivers of our industry remain generally positive. The Business Institutional Furniture Manufacturer’s Association (BIFMA) issued its most recent domestic industry forecast in February 2007. The report noted that the key economic indicators of the industry continue to support a growth expectation through the forecast period ending in December 2008.

Our newest product introductions, namely My Studio Environments TM and Vivo Interiors TM, which reach different segments of the office furniture market, continue to gain acceptance. While the sales of these products are still modest in comparison to our total sales, they are gaining momentum. We are also excited about the prospects for our new business, Convia, our latest innovation from the Herman Miller Creative Office that was publicly unveiled in November 2006. Convia is a modular, programmable electrical and data infrastructure for building interiors that delivers “plug-and-play” power and data access virtually anywhere within a space. It allows users to create flexible, sustainable environments that can be easily modified or upgraded. While it is early in the process, we are very excited by the potential this new business offers us for expansion into new markets.

We intend to remain the innovation leader in our industry. With these new products in the marketplace, we are now focusing our attention on the next lineup of product innovations. Our investment in research and development, excluding royalties, for the three and nine months ended March 3, 2007 totaled $10.5 million and $30.9 million, respectively. This compares to $9.5 million and $25.6 million in the respective periods ended March 4, 2006.

Analysis of Third Quarter Results
The quarters ended March 3, 2007 and March 4, 2006 each included 13 weeks of operations. The nine-month periods ended March 3, 2007 and March 4, 2006 included 39 weeks and 40 weeks of operations, respectively. The additional week in the prior year period was included in order to realign our fiscal reporting dates with the actual calendar months, an action that is required approximately every six years. This is a factor that should be considered when comparing our financial results in fiscal 2007 to fiscal year 2006.

The following table presents certain key highlights from the results of operations for the periods indicated.

In millions, except per share data	Three Months Ended			Nine Months Ended

	March 3, 2007 (13 Weeks)	March 4, 2006 (13 Weeks)	Percent Change	March 3, 2007 (39 Weeks)	March 4, 2006 (40 Weeks)	Percent Change

Net Sales	$484.8	$424.0	14.3%	$1,433.6	$1,293.1	10.9%
Gross Margin	160.0	137.9	16.0%	482.8	423.6	14.0%
Operating Expenses	110.9	101.1	9.7%	329.2	303.4	8.5%
Operating Earnings	49.1	36.8	33.4%	153.6	120.2	27.8%
Net Earnings	32.3	22.4	44.2%	97.4	74.1	31.4%
Earnings per share - diluted	0.50	0.33	51.5%	1.49	1.07	39.3%
Orders	457.9	397.6	15.2%	1,490.2	1,324.0	12.6%
Backlog	297.1	240.7	23.4%	297.1	240.7	23.4%

Consolidated Sales, Orders, and Backlog
Third quarter net sales of $484.8 million were $60.8 million higher than the same period last year. We estimate that $4 million to $6 million of this sales growth is attributable to reduced price discounting between periods and continued benefit from the September 2005 general price increase. Our estimated capture rate on this price increase is between 30% and 50%. Our most recent price increase did not have a significant effect on our third quarter net sales since its effective date was so late in the period. Based on our past experience, we do not expect to see a significant impact from this price increase until the second quarter of fiscal 2008.

Net sales through the first nine months of fiscal 2007 increased $140.5 million over the prior year. The extra week of operations in the prior year first quarter added approximately $31 million to total net sales in the period. Excluding the sales attributed to the additional week, the year-over-year increase in net sales for the first nine months of fiscal 2007 was approximately $171.5 million or 13.6%.

The year-over-year comparison of net sales through nine months was also affected by three dealership transitions that occurred in the first quarter of fiscal 2006. Net sales from these dealers that we no longer own or consolidate under FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (FIN 46(R)) totaled approximately $10.7 million in the prior year first quarter. Further information relating to the dealer ownership and accounting transitions can be found in Notes 6 and 17.

On a sequential-quarter basis, net sales in the third quarter decreased $14.3 million or 2.9% from the second quarter of this fiscal year. This decrease was expected and is attributed to the seasonal slowdown we typically see during the holiday period and the holiday shutdown of our manufacturing operations for one week in December. Last fiscal year, we experienced a decrease of 3.2% in the comparable period however, at that time we did not implement a holiday-related shutdown.

Year-over-year growth in new orders continued to outpace net sales growth in the third quarter. Consolidated orders in the period of $457.9 million were up $60.3 million or 15.2% from the prior year. While it is difficult to quantify, we attribute a portion of this increase to accelerated order activity in advance of the February 2007 price increase. Relative to the second quarter of this fiscal year, orders in the third quarter decreased $71.2 million or 13.5%. This compares to an 8.3% decline in the same sequential period in fiscal 2006. Two significant factors drove the decrease in the current year third quarter. The first was the seasonal decrease driven by the holiday period. Secondly, order rates in the first half of this fiscal year benefited from some of the highest activity we have ever experienced from the U.S. federal government. A substantial percentage of these first-half orders were taken during the second quarter, in advance of the federal government fiscal year end.

On a year-to-date basis, orders of $1,490.2 million were up $166.2 million or 12.6% from the prior year period. The extra week of operations in the prior year first quarter had a significant impact on this comparison. Orders associated with this extra week totaled approximately $35 million. Excluding these orders, the year-over-year increase for the nine-month period was approximately $201 million or 15.6%.

The three dealerships we no longer own or consolidate under FIN 46(R) contributed orders of approximately $14.4 million in the prior year first quarter. This is another factor affecting the year-over-year comparison of orders in the nine-month period.

The backlog of unfilled orders as of March 3, 2007 was $297.1 million. This is the highest level we have ever had as a company heading into the fourth quarter, and it represents an increase of $56.4 million or 23.4% from the prior year level. Relative to the prior year, our third quarter ending backlog includes approximately $8 million more in government orders, many of which have been shipped but not yet recorded as sales as we had not yet satisfied the customer acceptance criteria for revenue recognition. On a sequential-quarter basis, the ending backlog decreased approximately $26.8 million or 8.3% from the second quarter of fiscal 2007.

Performance versus the Domestic Contract Furniture Industry
Net sales and new orders at our U.S. operations increased during the third quarter of fiscal 2007 over the prior year third quarter by approximately 14.0% and 14.4%, respectively. By comparison, BIFMA reported an estimated year-over-year increase in U.S. office furniture shipments of approximately 4.0% for the three-months ended February 2007. Industry orders for the quarter as reported by BIFMA grew approximately 5.2% from the same period last year.

We remain cautious about reaching conclusions regarding changes in market share based on analysis of data on a short term basis. Instead, we believe such conclusions should only be reached by analyzing comparative data over several quarters. Based on this, we believe our performance relative to the domestic industry over the past 12 months provides evidence that we have been successful in capturing additional domestic market share.

While the sales and order data for our U.S. operations provide a relative comparison to BIFMA, it is not intended to be an exact comparison. The actual data we report to BIFMA is done so in a manner consistent with the BIFMA definition of office furniture “consumption.” This definition differs slightly from the categorization we have presented in this report. Notwithstanding this difference, we believe our presentation provides the reader with a more relevant comparison.

Financial Summary
The following table presents, for the periods indicated, the components of the company’s Condensed Consolidated Statements of Operations as a percentage of net sales.

	Three Months Ended		Nine Months Ended

	March 3, 2007 (13 Weeks)	March 4, 2006 (13 Weeks)	March 3, 2007 (39 Weeks)	March 4, 2006 (40 Weeks)

Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	67.0	67.5	66.3	67.2
Gross Margin	33.0	32.5	33.7	32.8
Operating Expenses	22.9	23.8	23.0	23.4
Operating Margin	10.1	8.7	10.7	9.3
Other Expense, net	0.6	0.7	0.6	0.6
Earnings Before Income Taxes and
Minority Interest	9.6	8.0	10.1	8.7
Income Tax Expense	2.9	2.7	3.3	2.9
Minority Interest	—	—	—	0.1
Net Earnings	6.7%	5.3%	6.8%	5.7%

Consolidated Gross Margin
We achieved an improvement of 50 basis points in gross margin over the prior year third quarter. Overhead expense leverage remains a key driver of our year-over-year margin improvement. The relative increase in net sales between periods allowed for improved utilization of our fixed overhead expenses. Direct material costs have continued to pressure gross margin performance relative to the prior year. We were able to offset these higher costs with the benefit captured through reduced contract price discounting and the September 2005 price increase. This market pricing, combined with continued manufacturing process improvements, drove a reduction in direct labor expenses on a percent-of-sales basis as compared to the prior year. This improvement in direct labor was achieved despite the implementation of wage increases in the current year first quarter as well as inefficiencies associated with the start-up of our most recent product introductions.

On a percent-of-sales basis, direct material expenses increased 170 basis points from the third quarter of fiscal 2006. The normal factors were again the drivers of this increase, namely steel, aluminum, and wood particleboard. While prices for these commodities have stabilized and in some cases improved in recent months, they remain above the levels at this time last year. We did see a small improvement this quarter in the cost of plastic components compared to a year ago. In total, however, we estimate commodity cost increases added between $3.5 million and $4 million to our consolidated direct material expenses in third quarter compared to the same period in the prior year. Our pricing strategy, combined with our commitment to lean manufacturing principles under the Herman Miller Production System (HMPS), continue to be our primary means of addressing the financial impact of rising material costs.

Despite an increase in dollar spending on manufacturing overhead expenses, we improved significantly on a percent-of-sales basis in the third quarter versus the prior year period. The increased spending was driven in part by expenses relating to certain employee benefits, including a combined increase totaling approximately $1 million for retirement programs and employee incentive bonuses. Partially offsetting the year-over-year increase in overhead expenses in the quarter was an actuarially-determined adjustment totaling approximately $1.2 million related to self-insurance reserves. This adjustment reduced overhead expenses in the third quarter of fiscal 2007.

Freight expenses, as a percentage of sales, decreased in relation to the prior year third quarter. We have continued to benefit from the efforts of our distribution team to consolidate shipments, increase trailer utilization, and engage the services of lower cost carriers. We also benefited this past quarter from a higher percentage of shipments going to lower cost geographic regions. Finally, our freight percentage was reduced due to the additional net sales captured as a result of the prior year general price increase.

Gross margin in the first nine months of fiscal 2007 was 33.7% versus 32.8% in the prior year. This improvement of 90 basis points was primarily the result of improved fixed expense leveraging on higher net sales dollars. Year-over-year cost increases for key manufacturing commodities added an estimated $12 million to $14 million to direct material expenses in the first nine months of fiscal 2007. These increases, however, were largely offset by the net benefit realized from the prior year price increase. Employee incentive bonus expenses in the first nine months of fiscal 2007 were approximately $2.5 million lower than the same period last year. Our employee incentive bonus accruals are based upon a measure of economic profitability relative to that of the prior year period (as opposed to an absolute measure of profitability in any one period).

On a sequential-quarter basis, gross margin in the third quarter decreased 110 basis points from the second quarter of this fiscal year. This decrease was driven by three principal factors: First, production levels in the third quarter were lower than the second quarter. This drove less favorable overhead expense absorption. Second, we’ve continued to work through startup inefficiencies associated with manufacturing our newest products. As sales volumes for these products increased in the third quarter, our gross margin was negatively impacted. The third compounding factor was the lower relative sales volume in the third quarter. This resulted in a less efficient utilization of our fixed overhead expenses.

Operating Expenses and Operating Earnings
Third quarter operating expenses were $110.9 million; up $9.8 million from the prior year total of $101.1 million. The majority of this increase came as a result of higher spending on new market expansion initiatives (including the recently launched Convia business and the startup of our operation in China), incremental employee compensation and benefit costs (including retirement, incentive bonus, and stock-based compensation programs), research and development, and charitable donations. These items combined to drive approximately $8.6 million of the year-over-year increase. Additionally, higher marketing and variable selling expenses in the current year third quarter contributed to the year-over year increase. Partially offsetting the year-over-year increase in operating expenses in the quarter was an actuarially-determined adjustment totaling approximately $1.2 million related to self-insurance reserves. The prior year third quarter included a similar adjustment totaling approximately $0.4 million. These adjustments reduced operating expenses in both periods.

Changes in foreign currency exchanges rates from the prior year period also had an impact on the comparison of operating expenses in the current period. We estimate changes in exchange rates increased our consolidated third quarter operating expenses by approximately $0.5 million relative to the same prior year period.

Our third quarter results for the prior year included recognition of a $0.7 million charge related to a long-term lease arrangement in the United Kingdom. We recognized an additional $0.4 million expense related to this same lease arrangement during the second quarter of fiscal 2007. For further explanation regarding this lease arrangement, refer to Note 14.

For the nine months ended March 3, 2007, operating expenses were $329.2 million compared to $303.4 million in the prior year. This represents an increase of $25.8 million or 8.5%. This increase was driven largely by higher research and development costs, sales and marketing expenses associated with new product launches and increased sales volume, and increased investments in new market growth initiatives. Incremental employee compensation and benefit expenses and higher charitable donations were also factors in the year-over-year increase in operating expenses on a nine-month basis. In addition, we estimate currency exchange rate changes increased our year-to-date operating expenses by approximately $1.8 million compared to the same prior year period.

The prior year nine-month period included approximately $4 million in additional compensation costs associated with the extra week of operations. We also incurred expenses totaling approximately $2.4 million in the prior year first quarter relating to the three dealerships that were transitioned in that period. Excluding these amounts, the comparable year-over-year increase in operating expenses totaled approximately $32.2 million.

Pretax compensation expenses associated with our stock-based compensation programs, the majority of which is classified within operating expenses, totaled $1.3 million in the third quarter and $3.8 million on a year-to-date basis. This compares to $0.7 million and $2.1 million in the prior year third quarter and year-to-date periods, respectively. The year-over-year increase is the result of our adoption of SFAS 123(R) in the first quarter of fiscal 2007. Additional information on this new accounting standard, including our method of transition and prior accounting practice, can be found in Note 7.

Operating earnings in the third quarter totaled $49.1 million compared to $36.8 million last year. As a percentage of net sales, operating earnings in the current year third quarter totaled 10.1%, up from 8.7% in the prior year. On a year-to-date basis, operating earnings of $153.6 million were 10.7% of net sales. This compares to $120.2 million or 9.3% in the prior year nine-month period.

Other Income/Expense, Income Taxes, and Minority Interest
Net other expenses for the three and nine months ended March 3, 2007 totaled $2.8 million and $8.6 million, respectively. This compares to $2.8 million and $7.4 million, respectively, in the same periods last year. The increase in expense for the nine-month period in fiscal 2007 was driven by lower interest income due to a reduction in our average cash and equivalents balance relative to the prior year. Net foreign currency transaction loss of less than $0.1 million in the third quarter compared to a loss of $0.2 million last year. On a year-to-date basis, we recorded a net currency transaction loss of $0.1 million as compared to a currency gain of $0.1 million in the first nine months of fiscal 2006.

Our effective tax rates for the quarters ended March 3, 2007 and March 4, 2006, were 30.3% and 34.0%, respectively. The effective tax rates were 32.9% and 33.7% for the nine months ended March 3, 2007 and March 4, 2006, respectively. The United States federal statutory rate is 35.0%. The current year percentages were below the statutory rate primarily due to foreign tax credits and other deductions under the American Job Creations Act of 2004 and accrual adjustments related to our foreign captive insurance company. We also recorded a tax benefit in the third quarter totaling approximately $0.9 million related to the renewal of the R&D tax credit legislation that was recently signed into law. Additionally, the year-to-date effective tax rate benefited from the release of federal tax reserves relating to the closure of an Internal Revenue Service review for fiscal years 1997 through 2003.

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

We expect our full-year effective tax rate for fiscal 2007 to be between 31.5% and 33.5%.

Our net earnings in the first nine months of last year included a charge for minority interest of $0.7 million. This charge, which was recognized in the first quarter of fiscal 2006, relates to our accounting for a variable interest in an independent contract furniture dealership under the accounting guidance of FIN 46(R). As a result of a qualifying triggering event in the first quarter of 2006, we ceased consolidation of the dealer’s financial statements. Further information on this transition can be found in Note 17.

Reportable Operating Segments
Our business is comprised of two primary reportable operating segments as defined by accounting principles generally accepted in the United States. These operating segments are determined on the basis of how we internally report and evaluate financial information used to make operating decisions. Our North American Furniture Solutions segment includes the business associated with the design, manufacture and sale of furniture products for office, healthcare and educational environments, throughout the United States, Canada and Mexico. We refer to our other primary reportable operating segment as Non-North American Furniture Solutions. This segment includes the business associated with the design, manufacture and sale of furniture products, primarily for work-related settings, outside North America. Further information regarding our reportable operating segments can be found in Note 10.

Net sales in the third quarter of fiscal 2007 for our North American Furniture Solutions segment totaled $394.7 million compared to $352.4 million last year, representing an increase of 12%. Furniture sales within the healthcare industry continued to drive significant percentage growth compared to the prior year. This remains a key growth area within the segment as it presents a tremendous opportunity to capitalize on the boom in new construction within the healthcare industry. Sales at our Mexican subsidiary in the third quarter again reached double-digit growth over the prior year. Canadian sales, however, decreased approximately 7% from the prior year period. We attribute this decline merely to the timing of project activity as opposed to a fundamental shift in the Canadian business. Operating earnings in the third quarter totaled $39.8 million, or 10.1% of net sales. This compares to $32.3 million or 9.2% in the same period last year. On a year-to-date basis through the third quarter, net sales in the North American Furniture Solutions segment totaled $1,174.7 million, representing an increase of 8.1% from the prior year amount of $1,086.2 million. On a weekly-average basis (which adjusts for the extra week of operations in fiscal 2006) net sales in this segment through nine months were 10.9% higher than the prior year level. Operating earnings for the year-to-date period were $127.9 million or 10.9% of net sales, compared to $107.3 million or 9.9% in fiscal 2006.

Sales growth in the third quarter within our Non-North American Furniture Solutions segment was again a highlight. We had year-over-year increases in net sales across all geographic regions except for South America. Total net sales in the quarter of $67.7 million were up approximately 20% from $56.4 million in the third quarter of last year. In total, this segment generated approximately14% of our consolidated net sales in the third quarter. This represents an increase from 13.3% in the same quarter last year. Our operations in the United Kingdom, which represent the segment’s largest contributor to net sales and operating earnings, demonstrated net sales growth of approximately 33% from the prior year. We also saw continued sales growth in continental Europe and are beginning to experience more activity in Eastern Europe as we expand our dealer network. Our results in Asia were particularly strong this quarter with sales increasing 48.3% from the prior year. As planned, our new factory in China began both production and shipments during the quarter. Operating earnings in the third quarter for this segment totaled $7.0 million, or 10.3% of net sales. This compares to $4.0 million or 7.1% in the same period last year. Year-to-date net sales for this segment were $201.5 million compared to $152.2 million in the prior year. On a weekly average basis, net sales in the first nine months of fiscal 2007 were 35.8% higher than the prior year period. Operating earnings on a year-to-date basis were $20.3 million or 10.1% of net sales in the current year, compared to $8.4 million 5.5% of net sales last year.

Net sales within the “Other” segment category were $22.4 million in the third quarter. In the same period last year, net sales in this category totaled $15.2 million. The majority of the increase over the prior year was driven by growth within our North American Home business. On a year-to-date basis, net sales totaled $57.4 million and $54.7 million in the current year and prior year, respectively. The prior year-to-date amount included net sales from a variable interest entity (VIE) we had previously consolidated under the accounting provisions of FIN 46(R). Further information on this VIE can be found in Note 17.

Changes in currency exchange rates from the prior year affected the U.S. dollar value of net sales within both primary operating segments. We estimate these changes effectively decreased our third quarter net sales within the North American Furniture Solutions segment by approximately $1.1 million. The impact on year-to-date net sales was an increase of approximately $1.2 million. Changes in the U.S. dollar / Mexican Peso exchange rate drove the majority of the impact on our third quarter results. The year-to-date impact, however, was mainly due to a general weakening in the average U.S. dollar / Canadian dollar exchange rate. As for our Non-North American Furniture Solutions segment, exchange rate changes increased net sales in the third quarter by approximately $2.2 million. The increase on a year-to-date basis for our Non-North American segment was approximately $6.6 million. These increases were driven largely by favorable movements in the U.S. dollar / British Pound Sterling and U.S. dollar / Euro exchange rates as compared to last year. It is important to note that period-to-period changes in currency exchange rates have a directionally similar impact on our international cost structures. The resulting impact of these changes on our third quarter and year-to-date net earnings was not material.

Financial Condition, Liquidity, and Capital Resources
The table below presents certain key cash flow and capital highlights for the periods indicated.

(In Millions)	Three Months Ended

	March 3, 2007	March 4, 2006

Cash and cash equivalents, end of period	$103.5	$106.9
Short-term investments, end of period	15.1	15.8
Cash generated from operating activities	91.4	102.4
Cash used for investing activities	(28.5)	(30.2)
Cash used for financing activities	(65.8)	(119.6)
Capital expenditures	(28.5)	(34.6)
Stock repurchased and retired	(93.4)	(133.6)
Interest-bearing debt, end of period (1)	179.9	192.0
Available unsecured credit facility, end of period (2)	136.9	136.8

(1) Amounts shown include the fair market values of the company’s interest rate swap arrangements. The net fair value of these arrangements totaled approximately $(1.1) million and $(2.0) million at March 3, 2007 and March 4, 2006, respectively.
(2) Amounts shown are net of outstanding letters of credit, which are applied against the company’s unsecured credit facility.

Cash Flow –Operating Activities
Cash generated from operating activities in the third quarter totaled $67.2 million compared to $37.3 million in the prior year. For the nine-month period ended March 3, 2007, cash generated from operations was $91.4 million. This compares to cash flows generated from operating activities of $102.4 million in the same period in fiscal 2006.

Quarter and Nine Months Ended March 3, 2007
The net change in working capital balances during the third quarter provided operating cash flows of $26.7 million, the vast majority of which resulted from reductions in accounts receivable and inventory. These reductions were in sharp contrast to the significant increase in both accounts receivable and inventory during the first half of this fiscal year. Despite these favorable balance changes in the third quarter, investment in working capital on a year-to-date basis drove a net use of $38.0 million. Included in this amount were increases of approximately $12 million each in accounts receivable and inventory. The remaining use of cash came from reductions to accounts payable and accrued liabilities.

The significant increases in accounts receivable and inventory in the nine-month period were driven by the general increase in sales volume. One area of growth within our business that has contributed to the increased investment in working capital is our business with the U.S. federal government. Order activity with the federal government increased significantly in the first half of the year. These sales generally require a longer cash collection cycle than do sales to independent contract furniture dealers. Accordingly, we experienced a related increase in accounts receivable. Inventory levels have also been affected by this growth in federal government business as we are generally required to hold the inventory longer than with non-government business. Similarly, the ramp-up in our Non-North American Furniture Solutions segment has driven a significant investment in accounts receivable as sales within this segment generally have a longer cash collection cycle than we experience in North America.

Under HMPS, we continue to strive to enhance efficiencies and cost savings by minimizing the amount of inventory on-hand. Accordingly, production is order-driven with raw materials purchased as needed to meet order demands. The standard lead-time for the majority of our products is 10 to 20 days. As a result, the velocity of our inventory turns is high. Despite the increase in inventory levels since the beginning of the fiscal year, these factors can cause our inventories to appear relatively low in relation to net sales.

During the second quarter of this year, we made a voluntary contribution of $0.8 million to one of our domestic employee retirement plans. In the first quarter, we made a voluntary contribution of $2 million to our primary international pension plan. These contributions are reflected as reductions to operating cash flows under the caption, “Pension benefits.” These cash outflows in the nine-month period were more than offset by increases in the related employee benefit liabilities from the recognition of net periodic pension expenses.

Quarter and Nine Months Ended March 4, 2006
Cash flows from operating activities in the third quarter of fiscal 2006 totaled $37.3 million. On a year-to-date basis through March 4, 2006, operating cash flows totaled $102.4 million.

We made a $20.2 million voluntary contribution to our domestic employee pension plans during the third quarter of fiscal 2006. This contribution significantly reduced operating cash flows in that period. However, this reduction was offset by favorable changes in working capital balances, namely decreases in accounts receivable and inventory. In total, working capital balance changes increased operating cash flows by approximately $21.5 million in the third quarter of fiscal 2006.

On a year-to-date basis through March 4, 2006, changes in working capital balances drove a $9.2 million source of cash. This resulted principally from a reduction in accounts receivable and an increase in accrued liabilities, namely incentive bonus and interest expense accruals. Partially offsetting this cash source were increases in inventory levels.

Cash Flow –Investing Activities
The majority of the investing activity outflows in both the current and prior year third quarter and nine-month periods resulted from the purchase of capital assets. Capital expenditures totaled $9.7 million in the third quarter of fiscal 2007 and $28.5 million on a year-to-date basis. This compares to $11.8 million and $34.6 million, respectively in the same periods of the prior year. The higher year-to-date capital spending in fiscal 2006 related largely to the construction of an office and showroom facility in the United Kingdom and higher spending on new product launches.

At the end of the third quarter, we had outstanding commitments for future capital purchases of approximately $5.8 million. We expect full-year capital expenditures for fiscal 2007 to total between $40 million and $45 million. By comparison, fiscal year 2006 capital expenditures totaled $50.8 million.

As previously discussed, we sold two wholly-owned contract furniture dealerships during the first quarter of fiscal 2006. Proceeds received in connection with these sales, which had the effect of increasing cash flows from investing activities, totaled $2.1 million.

Net cash received from the repayment of notes receivable, which totaled $2.8 million in the first nine months of last fiscal year, was primarily driven by a payment received from a contract dealership previously consolidated under FIN 46(R). This VIE was able to obtain financing with an outside bank and therefore, was able to repay a large portion of their debt owed to us during the first quarter of fiscal 2006.

During the first quarter of fiscal 2006, we completed the sale of a warehouse/storage facility in West Michigan. In connection with that sale, we received proceeds totaling $0.7 million. This amount is included under the caption, “Proceeds from sales of property and equipment” on the Condensed Consolidated Statements of Cash Flows

Cash Flow –Financing Activities
Share repurchase activity was the most significant factor affecting cash flows from financing activities in the quarters and nine-month periods ended March 3, 2007 and March 4, 2006. In the third quarter of fiscal 2007, we repurchased 429,197 shares for $16.2 million or an average of $37.83 per share. By comparison 2,363,237 shares were repurchased for $70.7 million or an average of $29.88 per share during the same period last year. In the first nine months of the current fiscal year, share repurchases amounted to 3,038,933 shares for $93.4 million or an average of $30.73 per share. This compares to 4,427,922 shares for $133.6 million or an average of $30.16 per share through nine months of fiscal 2006. As of March 3, 2007, we had approximately $109.6 million available for future share repurchases under this program.

This share repurchase activity was offset, in part, by cash received from the issuance of new shares in connection with various employee benefit plans, primarily the exercise of stock options. During the third quarter, we received $15.0 million for the issuance of 576,654 shares. This compares to cash received of $4.0 million in the prior year third quarter for the issuance of 186,743 shares. The larger volume of share issuances in the current year third quarter was due to increased exercises of employee stock options. On a year-to-date basis, cash received and the number of shares issued totaled $38.5 million and 1,504,889 shares, respectively. In the first nine months of fiscal 2006, these amounts totaled $29.0 million and 1,226,643 shares, respectively.

Dividend payments in the current year totaled $5.2 million in the third quarter and $15.6 million on a year-to-date basis. For the same periods last year, dividend payments totaled $5.0 million and $15.0 million, respectively.

Interest-bearing debt at the end of the third quarter increased $1.1 million from $178.8 million at the end of fiscal 2006. This change was caused by an increase in the fair value of our interest rate swap arrangements. Further disclosure regarding our interest rate swap arrangements is provided in Note 13. Our next scheduled debt repayment of $3.0 million on our private placement notes will be paid in the fourth quarter of this fiscal year.

Outstanding standby letters of credit totaling $13.1 million accounted for the only usage against our unsecured revolving credit facility at the end of the third quarter. The provisions of our private placement notes and unsecured credit facility require that we adhere to certain restrictive covenants and maintain certain performance ratios. We were in compliance with all such restrictions and performance ratios again this quarter and expect to remain in compliance in the future.

We believe that our cash on hand, cash generated from operations and our borrowing capacity will provide adequate liquidity to fund near term and future business operations and capital needs.

Contractual Obligations

Contractual obligations associated with our ongoing business and financing activities will result in cash payments in future periods. A table summarizing the amounts and estimated timing of these future cash payments was provided in the company’s Form 10-K filing for the year ended June 3, 2006. During the first nine months of fiscal 2007, there were no material changes outside the ordinary course of business in the company’s contractual obligations or the estimated timing of the future cash payments.

Off-Balance Sheet Arrangements

Guarantees
We provide certain guarantees to third parties under various arrangements in the form of product warranties, loan guarantees, standby letters of credit, lease guarantees, performance bonds and indemnification provisions. These arrangements are accounted for and/or disclosed in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others” as described in Note 14.

Variable Interest Entities
On occasion, we provide financial support to certain independent dealers in the form of term loans, lines of credit, and/or loan guarantees which may represent variable interests in such entities. At March 3, 2007, we were not considered the primary beneficiary of any such dealer relationships under FIN 46(R) and accordingly, no independent dealerships were consolidated into our financial statements. Refer to Note 17 for further information on VIE-related transactions in the prior year first quarter.

The risks and rewards associated with our interests in these dealerships are primarily limited to our outstanding loans and guarantee amounts. As of March 3, 2007, our maximum exposure to potential losses related to outstanding loans to these other entities totaled $5.2 million. Information on our exposure related to outstanding loan guarantees provided to such entities is included in Note 14.

Contingencies

See Note 14 to the condensed consolidated financial statements.

Critical Accounting Policies

We strive to report our financial results clearly and understandably. We follow accounting principles generally accepted in the United States in preparing our consolidated financial statements, which require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. A summary of our more significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in our Form 10-K filing for the year ended June 3, 2006. During the first nine months of fiscal 2007, there was no material change in the accounting policies and assumptions previously disclosed, except for the adoption of SFAS 123(R) as described in Note 7.

New Accounting Standards

See Note 11 to the condensed consolidated financial statements.

Safe Harbor Provisions

Certain statements in this filing are not historical facts but are “forward-looking statements” as defined under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended. Such statements are based on management’s beliefs, assumptions, current expectations, estimates and projections about the office furniture industry, the economy and the company itself. Words like “anticipates,” “believes,” “confident,” “estimates,” “expects,” “forecasts,” “likely,” “plans,” “projects,” “should,” variations of such words, and similar expressions identify such forward-looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. These risks include, without limitation, employment and general economic conditions, the pace of economic activity in the U.S. and in our international markets, the increase in white collar employment, the willingness of customers to undertake capital expenditures, the types of products purchased by customers, competitive pricing pressures, the availability and pricing of raw materials, our reliance on a limited number of suppliers, currency fluctuations, the ability to increase prices to absorb the additional costs of raw materials, the financial strength of our dealers, the financial strength of our customers, the mix of our products purchased by customers, our ability to attract and retain key executives and other qualified employees, our ability to continue to make product innovations, the success of newly introduced products, our ability to obtain targeted margins from new products, our ability to serve all of our markets, possible acquisitions, divestitures or alliances, the outcome of pending litigation or governmental audits or investigations, political risk in the international markets we serve, and other risks identified in our filings with the Securities and Exchange Commission. Therefore, actual results and outcomes may materially differ from what we express or forecast. Furthermore, Herman Miller, Inc. undertakes no obligation to update, amend, or clarify forward-looking statements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Direct Material Costs
The company is exposed to risks arising from market price changes for certain direct materials used in its manufacturing processes. The largest direct material costs incurred by the company are for steel, plastic/textiles, wood particleboard and aluminum components. The market price of plastics and textiles are sensitive to the cost of oil and natural gas. The cost of wood particleboard has been impacted by continual downsizing of production capacity in the wood market. Aluminum component prices have risen in recent months partly due to high market demand and increased energy costs associated with the conversion of raw materials to aluminum ingots.

Foreign Exchange Risk
The company manufactures its products in the United States, United Kingdom and China. It also sources completed products and product components from outside the United States. The company’s completed products are sold in numerous countries around the world. Sales in foreign countries as well as certain expenses related to those sales are transacted in currencies other than the company’s reporting currency, the U.S. dollar. Accordingly, production costs and profit margins related to these sales are affected by the currency exchange relationship between the countries where the sales take place and the countries where the products are sourced or manufactured. These currency exchange relationships can also affect the company’s competitive positions within these markets.

In the normal course of business, the company enters into contracts denominated in foreign currencies. The principal foreign currencies in which the company conducts its business are the British Pound Sterling, Euro, Canadian dollar, Japanese Yen, Mexican Peso, and Chinese Renminbi. During the third quarter of fiscal 2007, the company entered into three forward currency instruments in order to offset €5 million of its net asset exposure denominated in a non-functional currency. These forward currency instruments are marked to market at the end of the period, with changes in fair value reflected in net earnings. At March 3, 2007, the fair value of these forward currency instruments was negative $0.1 million. At June 3, 2006, the company had a separate outstanding derivative financial instrument offsetting €1.5 million of its net asset exposure; the fair value of which was negligible.

Interest Rate Risk
Interest-bearing debt as of the end of the third quarter, excluding the fair market values of our interest rate swap arrangements, totaled $181.0 million. The company is subject to interest rate variability on $56.0 million of this debt. Accordingly, the cost of servicing this variable-rate debt may increase or decrease in the future as market interest rates change.

As of March 3, 2007, the weighted-average interest rate on the company’s variable-rate debt was approximately 8.0%. Based on the level of variable-rate debt outstanding as of that date, a 1 percentage-point increase in the weighted-average interest rate would increase the company’s estimated annual pre-tax interest expense by approximately $0.6 million.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, the company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 3, 2007, and have concluded that as of that date, the company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
There were no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended March 3, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HERMAN MILLER, INC.
PART II – OTHER INFORMATION

Item 1:	Legal Proceedings

Referred to in Note 14 of the condensed consolidated financial statements.

Item 1A:	Risk Factors

There have been no material changes from the information provided in the Company’s Annual Report on Form 10-K for the year ended June 3, 2006.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(C) Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during the quarter ended March 3, 2007.

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs

12/3/06 - 12/30/06	0	$0	0	$125,859,942
12/31/06 - 1/27/07	62,839	$2,350,832	62,839	$123,509,110
1/28/07 - 3/3/07	366,358	$13,885,980	366,358	$109,623,130

Total	429,197	$16,236,812	429,197	$109,623,130
(1) No shares were purchased outside of a publicly announced plan or program.

The company repurchased shares under previously announced plans authorized by the Board of Directors as follows.
•	Plan announced on January 26, 2006, providing share repurchase authorization of $150,000,000 with no specified expiration date.

•	Plan announced on October 2, 2006, providing share repurchase authorization of $100,000,000 with no specified expiration date.

No repurchase plans expired or were terminated during the third quarter of fiscal 2007, nor do any plans exist under which the company does not intend to make further purchases.

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

April 11, 2007 April 11, 2007	HERMAN MILLER, INC. /s/ Brian C. Walker —————————————— Brian C. Walker Chief Executive Officer /s/ Elizabeth A. Nickels —————————————— Elizabeth A. Nickels Chief Financial Officer