Form 10-K
period 2007-06-02
MILLER HERMAN INC
filed 2007-07-31
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[__]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended June 2, 2007	Commission File No. 001-15141

Herman Miller, Inc.
—————————————————————
(Exact name of registrant as specified in its charter)

Michigan ————————— (State or other jurisdiction of incorporation or organization)	38-0837640 ————————— (I.R.S. Employer Identification No.)

855 East Main Avenue PO Box 302 Zeeland, Michigan ————————— (Address of principal executive offices)	49464-0302 ————————— (Zip Code)

Registrant’s telephone number, including area code: (616) 654 3000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $.20 Par Value ————————— (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.             Yes [ X ]     No [__]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.             Yes [__]     No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.             Yes [ X ]     No [__]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.         [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ X ]	Accelerated filer [__]	Non-accelerated filer [__]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [__]     No [ X ]

The aggregate market value of the voting stock held by “nonaffiliates” of the registrant (for this purpose only, the affiliates of the registrant have been assumed to be the executive officers and directors of the registrant and their associates) as of December 2, 2006, was $2,238,589,513 (based on $35.40 per share which was the closing sale price as reported by NASDAQ).

The number of shares outstanding of the registrant’s common stock, as of July 30, 2007: Common stock, $.20 par value — 61,505,263 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on October 2, 2007, are incorporated into Part III of this report.

PART I

Item 1 BUSINESS

General Development of Business

The company researches, designs, manufactures and distributes interior furnishings, for use in various environments including office, healthcare, educational, and residential settings, and provides related services that support companies all over the world. The company’s products are sold primarily to or through independent contract office furniture dealers. Through research, the company seeks to define and clarify customer needs and problems existing in its markets and to design, through innovation where appropriate and feasible, products, systems, and services as solutions to such problems. Ultimately, the company seeks to enhance the performance of human habitats worldwide, making its customers’ lives more productive, rewarding, delightful and meaningful.

Herman Miller, Inc. was incorporated in Michigan in 1905. One of the company’s major plants and its corporate offices are located at 855 East Main Avenue, PO Box 302, Zeeland, Michigan, 49464-0302, and its telephone number is (616) 654-3000. Unless otherwise noted or indicated by the context, the term “company” includes Herman Miller, Inc., its predecessors and majority-owned subsidiaries. Further information relating to principles of consolidation is provided in Note 1 to the Consolidated Financial Statements included in Item 8 of this report.

Financial Information about Segments

Information relating to segments is provided in Note 20 to the Consolidated Financial Statements included in Item 8 of this report.

Narrative Description of Business

The company’s principal business consists of the research, design, manufacture, and distribution of office furniture systems, products, and related services. Most of these systems and products are designed to be used together.

The company is a leader in design and development of furniture and furniture systems. This leadership is exemplified by the innovative concepts introduced by the company in its modular systems (including Action Office®, Q™ System, Ethospace®, and Resolve®). The company also offers a broad array of seating (including Aeron®, Mirra®, Celle™, Equa®, Ergon®, and Ambi® office chairs), storage (including Meridian® filing products), wooden casegoods (including Geiger® products), and freestanding furniture products (including Passage® and Abak™). During fiscal 2006 the company introduced two additional furniture platforms; My Studio Environments™ and Vivo Interiors™. The ForayTM chair, an executive task chair made by the company’s Geiger subsidiary, and LeafTM, an innovative LED desk lamp, were also introduced during fiscal 2006. These new product offerings were made available for order in fiscal 2007.

The company’s products are marketed worldwide by its own sales staff, its owned dealer network, independent dealers and retailers, and via the Internet. Salespersons work with dealers, the design and architectural community, and directly with end-users. Independent dealerships concentrate on the sale of Herman Miller products and some complementary product lines of other manufacturers. It is estimated that approximately 71 percent of the company’s sales in the fiscal year ended June 2, 2007 were made to or through independent dealers. The remaining sales were made directly to end-users, including federal, state, and local governments, and several major corporations, by the company’s own sales staff, its owned dealer network, or independent retailers.

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

Raw Materials
The company’s manufacturing materials are available from a significant number of sources within the United States, Canada, Europe, and Asia. To date, the company has not experienced any difficulties in obtaining its raw materials. The costs of certain direct materials used in the company’s manufacturing and assembly operations are sensitive to shifts in commodity market prices. In particular, the costs of steel components, plastics, and particleboard are sensitive to the market prices of commodities such as raw steel, aluminum, crude oil, lumber, and resins. Increases in the market prices for these commodities can have an adverse impact on the company’s profitability. Further information regarding the impact of direct material costs on the company’s financial results is provided in Management’s Discussion and Analysis in Item 7 of this report.

Patents, Trademarks, Licenses, Etc.
The company has 218 active United States utility patents on various components used in its products and 76 active United States design patents. Many of the inventions covered by the United States patents also have been patented in a number of foreign countries. Various trademarks, including the name and style “Herman Miller” and the “Herman Miller Circled Symbolic M” trademark are registered in the United States and many foreign countries. The company does not believe that any material part of its business depends on the continued availability of any one or all of its patents or trademarks, or that its business would be materially adversely affected by the loss of any thereof, except for Herman Miller®, Herman Miller Circled Symbolic M®, Geiger®, Action Office®, Ethospace®, Aeron®, Mirra®, Eames®, and PostureFit®. It is estimated that the average remaining life of such patents and trademarks is approximately 6 years and 10 years, respectively.

Working Capital Practices
Information concerning the company’s inventory levels relative to its sales volume can be found under the Executive Overview section in Item 7 of this report. Beyond this discussion, the company does not believe that it or the industry in general, has any special practices or special conditions affecting working capital items that are significant for understanding the company’s business.

Customer Base
It is estimated that no single dealer accounted for more than 4 percent of the company’s net sales in the fiscal year ended June 2, 2007. It is also estimated that the largest single end-user customer accounted for approximately 8 percent of the company’s net sales with the 10 largest customers accounting for approximately 18 percent of net sales. The company does not believe that its business depends on any single or small number of customers, the loss of which would have a materially adverse effect upon the company.

Backlog of Unfilled Orders
As of June 2, 2007, the company’s backlog of unfilled orders was $288.0 million. At June 3, 2006, the company’s backlog totaled $238.2 million. It is expected that substantially all the orders forming the backlog at June 2, 2007, will be filled during the next fiscal year. Many orders received by the company are reflected in the backlog for only a short period while other orders specify delayed shipments and are carried in the backlog for up to one year. Accordingly, the amount of the backlog at any particular time does not necessarily indicate the level of net sales for a particular succeeding period.

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

Competition
All aspects of the company’s business are highly competitive. The company competes largely on design, product and service quality, speed of delivery, and product pricing. Though the company is one of the largest office furniture manufacturers in the world, in several markets, it competes with many smaller companies and with several manufacturers that have greater resources and sales. In the United States, the company’s most significant competitors are Haworth, HNI Corporation, Kimball International, Knoll, and Steelcase.

Research, Design and Development
The company draws great competitive strength from its research, design and development programs. Accordingly, the company believes that its research and design activities are of significant importance. Through research, the company seeks to define and clarify customer needs and problems and to design, through innovation where feasible and appropriate, products and services as solutions to these customer needs and problems. The company uses both internal and independent research and design resources. Exclusive of royalty payments, the company spent approximately $42.1 million, $36.7 million, and $32.7 million, on research and development activities in fiscal 2007, 2006, and 2005, respectively. Generally, royalties are paid to designers of the company’s products as the products are sold and are not included in research and development costs since they are variable based on product sales.

Environmental Matters
The company continues to rigorously reduce, recycle, and reuse solid waste generated by its manufacturing processes and the company’s efforts and accomplishments have been widely recognized. Based on current facts known to management, the company does not believe that existing environmental laws and regulations have had or will have any material effect upon the capital expenditures, earnings, or competitive position of the company.

Human Resources
The company considers its employees to be another of its major competitive strengths. The company stresses individual employee participation and incentives, believing that this emphasis has helped attract and retain a competent and motivated workforce. The company’s human resources group provides employee recruitment, education and development, and compensation planning and counseling. There have been no work stoppages or labor disputes in the company’s history, and its relations with its employees are considered good. Approximately 7 percent of the company’s employees are covered by collective bargaining agreements, most of whom are employees of its Integrated Metal Technology, Inc., and Herman Miller Limited (U.K.) subsidiaries.

As of June 2, 2007, the company employed 6,373 full-time and 201 part-time employees, representing a 5.3 percent increase and a 6.9 percent increase, respectively, compared with June 3, 2006. In addition to its employee work force, the company uses temporary purchased labor to meet uneven demand in its manufacturing operations.

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

The company’s products currently sold in international markets are manufactured by wholly owned subsidiaries in the United States, the United Kingdom, and China. Sales are made through wholly owned subsidiaries or branches in Canada, France, Germany, Italy, Japan, Mexico, Australia, Singapore, China, India, and the Netherlands. The company’s products are offered in the Middle East, South America, and Asia through dealers.

In several other countries, the company licenses manufacturing and selling rights. Historically, these licensing arrangements have not required a significant investment of funds or personnel by the company and, in the aggregate, have not produced material net earnings for the company.

Additional information with respect to operations by geographic area appears in Note 20, of the Notes to the Consolidated Financial Statements included in Item 8 of this report. Fluctuating exchange rates and factors beyond the control of the company, such as tariff and foreign economic policies, may affect future results of international operations. Refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, for further discussion regarding the company’s foreign exchange risk.

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

While we have confidence that our strategic plan targets appropriate and achievable opportunities and anticipates and manages the associated risks, there is the possibility that the strategy may not deliver the projected results due to inadequate execution, incorrect assumptions, sub-optimal resource allocation, or changing customer requirements.

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

Future efforts to expand our business within developing economies, particularly within China and India, may expose us to the effects of political and economic instability. Such instability may cause us difficulty in competing for business. It may also put at risk the availability and/or value of our capital investments within these regions. These expansion efforts expose us to operating environments with complex, changing, and in some cases, inconsistently applied legal and regulatory requirements. Developing knowledge and understanding of these requirements poses a significant challenge, and failure to remain compliant with them could limit our ability to continue doing business in these locations.

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
Customer demand within the contract office furniture industry is affected by various macro-economic factors; general corporate profitability, white-collar employment levels, new office construction rates, and existing office vacancy rates are among the most influential factors. History has shown that declines in these measures can have an adverse effect on overall office furniture demand. Additionally, factors and changes specific to our industry, such as developments in technology, governmental standards and regulations, and health and safety issues can influence demand. There is no assurance that current or future economic or industry conditions will not adversely affect our business, operating results, or financial condition.

Our business presence outside the United States exposes us to certain risks that could negatively affect our results of operations and financial condition.
We have significant manufacturing and sales operations in the United Kingdom, which represents our largest marketplace outside the United States. We also have manufacturing operations in China. Additionally, our products are sold internationally through wholly-owned subsidiaries or branches in various countries including Canada, Mexico, France, Germany, Italy, Netherlands, Japan, Australia, Singapore, China, and India. In certain other regions of the world, our products are offered primarily through independent dealerships.

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
We incur various expenses related to product defects, including product warranty costs, product recall and retrofit costs, and product liability costs. These expenses relative to product sales vary and could increase. We maintain reserves for product defect-related costs based on estimates and our knowledge of circumstances that indicate the need for such reserves. We cannot, however, be certain that these reserves will be adequate to cover actual product defect-related claims in the future. Any significant increase in the rate of our product defect expenses could have a material adverse effect on our operations.

Government and other regulations could adversely affect our business.
Government and other regulations apply to many of our products. Failure to comply with those regulations or failure to obtain approval of the products from certifying agencies could adversely affect the sales of our products and have a material negative impact on our operating results.

Item 1B UNRESOLVED STAFF COMMENTS - N/A

Item 2 PROPERTIES

The company owns or leases facilities located throughout the United States and several foreign countries. The location, square footage, and use of the most significant facilities at June 2, 2007, were as follows.

Owned Locations	Square Footage	Use

Holland, Michigan	917,400	Manufacturing, Distribution, Warehouse, Design, Office
Spring Lake, Michigan	818,300	Manufacturing, Warehouse, Office
Zeeland, Michigan	750,800	Manufacturing, Warehouse, Office
England, U.K.	76,200	Manufacturing, Office

Leased Locations

Zeeland, Michigan	98,100	Office
Atlanta, Georgia	176,700	Manufacturing, Warehouse, Office
England, U.K.	86,700	Manufacturing, Warehouse
Ningbo, China	86,100	Manufacturing, Warehouse, Office

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

Item 4 SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended June 2, 2007.

ADDITIONAL ITEM: EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information relating to Executive Officers of the company is as follows.

Name	Age	Year Elected an Executive Officer	Position with the Company

James E. Christenson	60	1989	Senior Vice President, Legal Services, and Secretary
Donald D. Goeman	50	2005	Executive Vice President, Research, Design & Development
Kenneth L. Goodson, Jr.	55	2003	Executive Vice President, Operations
Andrew J. Lock	53	2003	Executive Vice President, Chief Administrative Officer
Kristen L. Manos	48	2003	Executive Vice President, North American Office Learning Environments
Gary S. Miller	57	1984	Executive Vice President, Creative Office
Elizabeth A. Nickels	45	2000	Executive Vice President, Chief Financial Officer (1)
Joseph M. Nowicki	45	2003	Treasurer and Vice President, Investor Relations
John P. Portlock	61	2003	President, International
Michael A. Volkema	51	1995	Chairman
Charles J. Vranian	57	2003	Executive Vice President, North American Emerging Markets
Brian C. Walker	45	1996	President and Chief Executive Officer

(1)  Effective in fiscal 2008, Curtis S. Pullen, age 47, will assume the role of Executive Vice President and Chief Financial Officer. At that time, Elizabeth Nickels will assume responsibilities as President, Herman Miller for Healthcare, retaining her title as Executive Vice President. Mr. Pullen joined Herman Miller in 1991. He was Senior Vice President of Dealer Distribution from 2003 to 2007, Senior Vice President of Finance for North America from 2000 to 2003, and Vice President of Finance, Herman Miller International from 1994 to 2000.

Except as discussed in this paragraph, each of the named officers has served the company in an executive capacity for more than nine years. Mr. Goeman joined Herman Miller’s New Product Development arena in 1980, and during his 28 years with the company he has held a variety of new product design and development leadership positions. Mr. Goodson was Senior Vice President of the company’s seating procurement groups from 1997 to 2001, President of Herman Miller’s Integrated Metal Technology, Miltech, and Powder Coat Technologies subsidiaries from 1990 to 1997, and Director of Operations at one of the company’s West Michigan facilities from 1987 to 1990. Mr. Lock was Senior Vice President for People Services from 2000 to 2003, Vice President for Integration from 1998 to 2000, and Vice President of International Human Resources from 1997 to 1998. Ms. Manos joined Herman Miller in 2002 and prior to this, she served as Vice President of Global Marketing and Global Product Marketing & Development at Haworth, Inc. for five years. Ms. Nickels joined Herman Miller in 2000 and prior to this was Chief Financial Officer of Universal Forest Products, Inc., for seven years. Mr. Nowicki was the Vice President of Finance for International Operations from 2000 to 2003; before this, he served in various financial functions within the company. Mr. Portlock was President of European Operations from 2000 to 2002, President of Northern European Operations from 1997 to 2000, U.K. Managing Director of Operations from 1993 to 1997, and U.K. Sales and Marketing Director from 1989 to 1993. Mr. Vranian was Vice President of Product Management and Marketing from 1998 to 2001, Vice President of Design, Development, and Marketing for Miller SQA from 1995 to 1998; prior to this, he served in various product development, marketing and finance roles within the company.

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

PART II

Item 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Share Price, Earnings, and Dividends Summary

Herman Miller, Inc., common stock is traded on the NASDAQ-Global Select Market System (Symbol: MLHR). As of July 30, 2007, there were approximately 24,200 shareholders of record of the company's common stock.

Per Share and Unaudited	Market Price High (at close)	Market Price Low (at close)	Market Price Close	Earnings Per Share- Diluted (1)	Dividends Declared Per Share

Year Ended June 2, 2007
First quarter	$29.87	$25.77	$28.45	$0.43	$0.08000
Second quarter	36.83	27.67	35.40	0.56	0.08000
Third quarter	40.61	34.14	37.19	0.50	0.08000
Fourth quarter	37.84	33.27	36.53	0.50	0.08800
Year	$40.61	$25.77	$36.53	$1.98	$0.32800

Year Ended June 3, 2006
First quarter	$32.91	$28.68	$29.25	$0.34	$0.07250
Second quarter	30.83	26.88	30.71	0.40	0.07250
Third quarter	31.44	28.19	30.61	0.33	0.08000
Fourth quarter	32.54	29.14	30.34	0.38	0.08000
Year	$32.91	$26.88	$30.34	$1.45	$0.30500

(1) Sum of the quarters may not equal the annual balance due to rounding associated with the calculation of earnings per share on an individual quarter basis

Dividends were declared and paid quarterly during fiscal 2007 and 2006 as approved by the Board of Directors. While it is anticipated that the company will continue to pay quarterly cash dividends, the amount and timing of such dividends is subject to the discretion of the Board depending on the company’s future results of operations, financial condition, capital requirements, and other relevant factors.

Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during the fourth quarter ended June 2, 2007.

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs (2)

3/4/07-3/31/07	410,110	$34.78	410,110	$95,359,513
4/1/07-4/28/07	1,368,299	$34.21	1,368,299	$148,553,871
5/29/07-6/2/07	299,033	$34.98	299,033	$138,092,779

Total	2,077,442	$34.43	2,077,442

(1) No shares were purchased outside of a publicly announced plan or program.
(2) Amounts are as of the end of the period indicated

The company repurchases shares under a previously announced plan authorized by the Board of Directors as follows.
•	Plan announced on October 2, 2006, providing share repurchase authorization of $100,000,000 with no specified expiration date.
•	Plan announced on April 24, 2007, providing share repurchase authorization of an additional $100,000,000 with no specified expiration date.

No repurchase plans expired or were terminated during the fourth quarter of fiscal 2007, nor do any plans exist under which the company does not intend to make further purchases.

During the period covered by this report the company did not sell any of its equity shares that were not issued under the Securities Act of 1933.

Shareholder Return Performance Graph
Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Company’s common stock with that of the cumulative total return of the Standard & Poor’s 500 Stock Index and the NASD Non-Financial Index for the five-year period ended June 2, 2007. The graph assumes an investment of $100 on June 1, 2002 in the company’s common stock, the Standard & Poor’s 500 Stock Index and the NASD Non-Financial Index, with dividends reinvested.

	2002	2003	2004	2005	2006	2007

Herman Miller, Inc.	$100	$83	$104	$129	$133	$162
S&P 500 Index	$100	$92	$109	$118	$130	$142
NASD Non-Financial	$100	$99	$124	$129	$136	$165

Information required by this item is also contained in the Company’s Proxy Statement for the Company’s 2007 Annual Meeting of Shareholders under the heading “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 6 SELECTED FINANCIAL DATA

Review of Operations (In Millions, Except Key Ratios and Per Share Data)	2007	2006	2005	2004	2003

Operating Results
Net Sales (3)	$1,918.9	$1,737.2	$1,515.6	$1,338.3	$1,336.5
Gross Margin (3)	645.9	574.8	489.8	415.6	423.6
Selling, General, and Administrative (3)(10)	395.8	371.7	327.7	304.1	319.8
Design and Research (11)	52.0	45.4	40.2	40.0	39.1
Operating Earnings	198.1	157.7	121.9	61.2	48.3
Earnings Before Income Taxes	187.0	147.6	112.8	51.6	35.8
Net Earnings	129.1	99.2	68.0	42.3	23.3
Cash Flow from Operating Activities	137.7	150.4	109.3	82.7	144.7
Depreciation and Amortization	41.2	41.6	46.9	59.3	69.4
Capital Expenditures	41.3	50.8	34.9	26.7	29.0
Common Stock Repurchased plus
Cash Dividends Paid	185.6	175.4	152.0	72.6	72.7

Key Ratios
Sales Growth (Decline) (3)	10.5%	14.6%	13.2%	0.1%	(9.0)%
Gross Margin (1)(3)	33.7	33.1	32.3	31.1	31.7
Selling, General, and Administrative (1)(3)(10)	20.6	21.4	21.6	22.7	23.9
Design and Research Expense (1)(3)(11)	2.7	2.6	2.7	3.0	2.9
Operating Earnings (1)(3)	10.3	9.1	8.0	4.6	3.6
Net Earnings Growth (Decline)	30.1	45.9	60.8	81.5	141.6
After-Tax Return on Net Sales (3)(5)	6.7	5.7	4.5	3.2	1.7
After-Tax Return on Average Assets (6)	19.4	14.4	9.6	5.7	3.0
After-Tax Return on Average Equity (7)	87.9	64.2	37.3	21.9	10.3

Share and Per Share Data (2)
Earnings per Share-Diluted	$1.98	$1.45	$0.96	$0.58	$0.31
Cash Dividends Declared per Share	0.33	0.31	0.29	0.18	0.15
Book Value per Share at Year End	2.47	2.10	2.45	2.71	2.62
Market Price per Share at Year End	36.53	30.34	29.80	24.08	19.34
Weighted Average Shares Outstanding-Diluted	65.1	68.5	70.8	73.1	74.5

Financial Condition
Total Assets (9)	$666.2	$668.0	$707.8	$714.7	$757.3
Working Capital (4)	103.2	93.8	162.3	207.8	189.9
Current Ratio	1.4	1.3	1.5	1.8	1.7
Interest-Bearing Debt and Related Swap Agreements	176.2	178.8	194.0	207.2	223.0
Shareholders' Equity	155.3	138.4	170.5	194.6	191.0
Total Capital (8)	331.5	317.2	364.5	401.8	414.0

(1) Shown as a percent of net sales.
(2) Retroactively adjusted to reflect a two-for-one stock split occurring in 1998.
(3) Amounts for 1997-2000 were restated in 2001 to reflect reclassification of certain expenses.
(4) Calculated using current assets less non-interest bearing current liabilities.
(5) Calculated as net earnings divided by net sales.
(6) Calculated as net earnings divided by average assets.
(7) Calculated as net earnings divided by average equity.
(8) Calculated as interest-bearing debt plus shareholders’ equity.
(9) Amount for 2005 was restated in 2006 to reflect reclassifications between current assets and current liabilities.
(10) Amount for 2005 and 2006 were restated to reflect 2007 classification.
(11) Amount for 2006 was restated to reflect 2007 classification.

2002	2001	2000	1999	1998	1997

$1,468.7	$2,236.2	$2,010.2	$1,828.4	$1,773.0	$1,543.8
440.3	755.7	680.4	641.6	613.0	509.5
399.7	475.4	404.4	379.3	370.9	335.2
38.9	44.3	41.3	38.0	33.8	29.1
(79.9)	236.0	234.7	224.3	208.3	130.7
(91.0)	225.1	221.8	229.9	209.5	125.9
(56.0)	140.6	139.7	141.8	128.3	74.4
54.6	211.8	202.1	205.6	268.7	218.2
112.9	92.6	77.1	62.1	50.7	48.0
52.4	105.0	135.7	103.4	73.6	54.5
30.3	105.3	101.6	179.7	215.5	110.4

(34.3)%	11.2%	9.9%	3.1%	14.8%	16.5%
30.0	33.8	33.8	35.1	34.6	33.0
27.3	21.3	20.1	20.7	20.9	21.7
2.6	2.0	2.1	2.1	1.9	1.9
(5.4)	10.6	11.7	12.3	11.7	8.5
(139.8)	0.6	(1.5)	10.5	72.4	62.1
(3.8)	6.3	6.9	7.8	7.2	4.8
(6.3)	14.5	16.5	18.5	16.7	10.3
(18.2)	43.5	55.5	64.4	49.5	25.0

$(0.74)	$1.81	$1.74	$1.67	$1.39	$0.77
0.15	0.15	0.15	0.15	0.15	0.13
3.45	4.63	3.76	2.63	2.66	3.12
23.46	26.90	29.75	20.19	27.69	17.88
75.9	77.6	80.5	84.8	92.0	96.1

$788.0	$996.5	$941.2	$751.5	$784.3	$755.6
188.7	191.6	99.1	55.5	77.2	135.7
1.8	1.5	0.9	1.0	1.1	1.4
235.1	259.3	225.6	147.6	130.7	127.4
263.0	351.5	294.5	209.1	231.0	287.1
498.1	610.8	520.1	356.7	361.7	414.5

Item 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis

You should read the issues discussed in Management’s Discussion and Analysis in conjunction with the company’s Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in this Form 10-K.

Executive Overview

We use problem-solving design and innovation to enhance the performance of human habitats worldwide, making our customers’ lives more productive, rewarding, delightful, and meaningful. We do this by providing high quality products and related knowledge services. At present, most of our customers come to us for work environments. Our primary products include furniture systems, seating, storage and material handling solutions, freestanding furniture, and casegoods. Our services extend from workplace and real estate strategy to furniture asset management. We recently launched two new ventures aimed at extending the Herman Miller brand into new market opportunities. The first of these is ConviaTM, a business which provides programmable electrical and data infrastructure for building interiors. We also introduced The Be Collection TM; a suite of new products intended to further our reach into the work accessories market.

Our primary domestic manufacturing operations are located in Michigan and Georgia. We also have a significant manufacturing presence in the United Kingdom, our largest marketplace outside the United States. In fiscal year 2007, we opened a new manufacturing operation in China.

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

A key element of our manufacturing strategy is to limit fixed production costs by sourcing component parts from strategic suppliers. This strategy has allowed us to increase the variable nature of our cost structure while retaining proprietary control over those production processes that we believe provide us a competitive advantage. As a result of this strategy, our manufacturing operations are largely assembly based.

Our business comprises various operating segments as defined by generally accepted accounting principles. These operating segments are determined on the basis of how we internally report and evaluate financial information used to make operating decisions and are organized by the various markets we serve. For external reporting purposes, we aggregate these operating segments as follows.

•	North American Furniture Solutions–Includes the business associated with the design, manufacture, and sale of furniture products for office and healthcare environments throughout the United States, Canada, and Mexico.
•	Non-North American Furniture Solutions–Includes the business associated with the design, manufacture, and sale of furniture products primarily for work-related settings outside North America.
•	Other–Includes our North American residential furniture business as well as other business activities such as Convia and startup businesses associated with the Herman Miller Creative Office and unallocated corporate expenses.

Core Strengths We rely on the following core strengths in delivering workplace solutions to our customers.
•	Problem-Solving Design and Innovation–We are committed to developing aesthetically and functionally innovative new products and have a history of doing so. We believe our skills and experience in matching problem-solving design with the workplace needs of our customers provide us with a competitive advantage in the marketplace. An important component of our business strategy is to actively pursue a program of new product research, design, and development. We accomplish this through the use of an internal research and design staff as well as external design resources generally compensated on a royalty basis.
•	Operational Excellence–We were among the first in our industry to embrace the concepts of lean manufacturing. HMPS provides the foundation for all of our manufacturing operations. We are committed to continuously improving both product quality and production and operational efficiency.
•	Building and Leading Networks–We value relationships in all areas of our business. We consider our networks of innovative designers, owned and independent dealers, and suppliers to be among the most important competitive factors vital to the long-term success of our business.

Channels of Distribution
Our products and services are offered to most of our customers under standard trade credit terms between 30 and 45 days and are sold through the following distribution channels.
•	Independent Contract Furniture Dealers and Licensees–Most of our product sales are made to a network of independently owned and operated contract furniture dealerships doing business in many countries around the world. These dealers purchase our products and distribute them to end customers. We recognize revenue on product sales through this channel once our products are shipped and title passes to the dealer. Many of these dealers also offer furniture-related services, including product installation.
•	Owned Contract Furniture Dealers–At June 2, 2007, we owned 9 contract furniture dealerships, some of which have operations in multiple locations. The financial results of these owned dealers are included in our Consolidated Financial Statements. Product sales to these dealerships are eliminated as inter-company transactions from our consolidated financial results. We recognize revenue on these sales once products are shipped to the end customer and installation is substantially complete. We believe independent ownership of contract furniture dealers is generally, the best model for a financially strong distribution network. With this in mind, our strategy is to continue to pursue opportunities to transition our owned dealerships to independent owners. Where possible, our goal is to involve local managers in these ownership transitions.
•	Direct Customer Sales–We sometimes sell products and services directly to end customers without an intermediary (e.g. sales to the U.S. federal government). In most of these instances, we contract separately with a dealership or third-party installation company to provide sales-related services. We recognize revenue on these sales once products are shipped and installation is substantially complete.
•	Independent Retailers–Certain products are sold to end customers through independent retail operations. Revenue is recognized on these sales once products are shipped and title passes to the independent retailer.

Challenges Ahead
Like all businesses, we are faced with a host of challenges and risks. We believe our core strengths and values, which provide the foundation for our strategic direction, have us well prepared to respond to the inevitable challenges we will face in the future. While we are confident in our direction, we acknowledge the risks specific to our business and industry. Refer to Item 1A of our Annual Report on Form 10-K for discussion of certain of these risk factors.

Future Avenues of Growth
We believe we are well positioned to successfully pursue our mission despite the risks and challenges we face. That is, we believe we can continue to improve the performance of human habitats worldwide. In pursuing our mission, we have identified the following as key avenues for our future growth.
•	Primary Markets–Capturing additional market share within our existing primary markets by offering superior solutions to customers who value space as a strategic tool
•	Adjacent Markets–Further applying our core skills in environments such as healthcare, higher education, and residential
•	Developing Economies–Expanding our geographic reach in areas of the world with significant growth potential
•	New Markets-Developing new products and technologies that serve new markets

Industry Analysis
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

Discussion of Business Conditions

Our fiscal year ended June 2, 2007 included 52 weeks of operations. By comparison, the year ended June 3, 2006 included 53 weeks of operations; the extra week was required to bring our fiscal reporting dates in line with the actual calendar months. We report an additional week of operations in our fiscal calendar approximately every six years for this reason. The fiscal year ended May 28, 2005 included a standard 52 weeks of operations.

Fiscal 2007 marked our third consecutive year of double-digit sales and net earnings growth. During the year we made continued progress toward many of our long-term strategic goals. While sales growth was seen across virtually all areas of our business in fiscal 2007, our Non-North American Furniture Solutions segment once again outpaced our business in North America. Our business outside North America has continued to become a larger proportion of our consolidated net sales, a fact we believe makes us a stronger, more deeply diversified company. This international growth has been driven by the expansion of our distribution footprint and investments in new products. In February of this year we opened a new manufacturing plant in China. This operation, combined with our fast growing network of independent dealers in the region, will serve customers within China and throughout Asia.

Our strategic progress in fiscal 2007 was not limited to international sales growth. Market acceptance of our most recent systems product introductions, My Studio EnvironmentsTM and VivoTM Interiors, has exceeded our expectations, although we did incur higher than expected start-up costs related to these products. Our pursuit of new market opportunities led us to introduce The Be Collection, a suite of work accessories aimed at offering users more personalization and control within their work environments. We also launched Convia, a new building infrastructure technology which we believe offers significant potential for growth in an entirely new market.

Direct material cost increases remained a challenge during much of fiscal 2007. While in some cases, these costs moderated during the second half of the year, particularly in the case of steel components, for the most part they remained above the levels in fiscal 2006. In response to these higher costs, we implemented a general price increase effective in February 2007. The price adjustment varied by product line and increased our commercial product list prices an average of 5 percent. This price change followed similar increases in each of the past two fiscal years, each of which averaged approximately 4 percent of list price. We have been successful in capturing a portion of general price increases in recent years. However, we expect the intense price competition in our industry to continue. Accordingly, our past success in capturing benefit from our price changes is not necessarily indicative of our ability to do so in the future.

The general economic environment for our industry was positive throughout most of fiscal 2007, with office furniture consumption being bolstered by strong corporate profits, service sector employment, and non-residential construction rates. The outlook for the industry, however, looks somewhat mixed given current economic conditions. In its May 2007 domestic industry forecast, BIFMA noted that these key economic indicators are expected to moderate in the near-term. The forecast, which extends through calendar year 2008, indicates an expectation that industry sales and orders will continue to grow, though at a slower pace than in recent years.

Financial Results

The following is a comparison of our annual results of operations and year-over-year percentage changes for the periods indicated.

(In Millions)	Fiscal 2007	% Chg from 2006	Fiscal 2006	% Chg from 2005	Fiscal 2005

Net Sales	$1,918.9	10.5%	$1,737.2	14.6%	$1,515.6

Cost of Sales	1,273.0	9.5%	1,162.4	13.3%	1,025.8

Gross Margin	645.9	12.4%	574.8	17.4%	489.8

Operating Expenses	447.8	7.4%	417.1	13.4%	367.9

Operating Earnings	198.1	25.6%	157.7	29.4%	121.9

Net Other Expenses	11.1	9.9%	10.1	11.0%	9.1

Earnings Before Income Taxes	187.0	26.7%	147.6	30.9%	112.8

Income Tax Expense	57.9	21.4%	47.7	6.7%	44.7

Minority Interest, net of tax	—	NA	0.7	600.0%	0.1

Net Earnings	$129.1	30.1%	$99.2	45.9%	$68.0

Net Sales, Orders, and Backlog
Fiscal 2007 Compared to Fiscal 2006

Consolidated net sales of $1,918.9 million in fiscal year 2007 increased $181.7 million from the prior year. This increase of 10.5 percent was driven by growth within both of our primary reportable business segments. The additional week in fiscal 2006 added approximately $31 million in net sales to that period. Excluding the impact of this additional week, the year-over-year growth in net sales between fiscal years 2006 and 2007 totaled approximately 12.5 percent.

Despite intense price competition in all of our major market areas, we were able to capture some benefit in the current year from our recent price increases. We estimate between $24 million to $26 million of our fiscal 2007 sales growth is attributable to these pricing actions. The most recent of these general price increases became effective in February 2007 and we didn’t begin to feel its positive impact on net sales until late in the fiscal year.

Consolidated net trade orders in fiscal 2007 totaled $1,967.0 million. This compares to orders of $1,765.7 million in fiscal 2006 and represents year-over-year growth of 11.4 percent. Excluding the extra week of operations in the prior year, order growth was 13.7 percent between periods.

Average weekly order pacing was higher in the first half of fiscal 2007 than in the second half of the year. This trend reflects moderating demand in the North American contract furniture market, combined with the seasonality we typically experience in our order patterns. The seasonality is largely driven by the timing of the federal government fiscal year and the December holiday season. The backlog of unfilled orders at the end of fiscal 2007 totaled $288.0 million, an increase of 20.9 percent from the prior year of $238.2 million.

During the first quarter of fiscal 2006, we completed the sale of two wholly-owned contract furniture dealerships–one based in New York City, New York, and another in Cleveland, Ohio. Another development in the first quarter of fiscal 2006 involved an independently-owned dealership we had previously consolidated as a Variable Interest Entity (VIE) under Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46(R)). Due to this dealership’s improved financial condition, the owners were successful in obtaining outside bank financing. As a result, we were no longer required to include this VIE in our Consolidated Financial Statements.

These dealership transitions affect our year-over-year comparisons. Net sales and trade orders from these dealers included in our fiscal 2006 financial results totaled approximately $10.7 million and $14.4 million, respectively. The financial results of these dealerships were not included in our Consolidated Financial Statements during fiscal 2007.

BIFMA reported an estimated year-over-year increase in U.S. office furniture shipments of approximately 5.9 percent and orders of 5.0 percent for the twelve-month period ended May 2007. By comparison, net sales and order growth for our domestic U.S. business totaled approximately 7.8 percent and 8.5 percent, respectively. It is important to note that these growth percentages, both for our domestic U.S. business as well as the BIFMA amounts, include the impact of our extra week of operations in fiscal 2006. Taking this factor into consideration and the fact that 2006 dealer sales and orders were higher than 2007 because of VIEs included in 2006 as described above, we believe our net sales and order performance in fiscal 2007 indicates that we have been successful in capturing domestic U.S. market share.

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

Fiscal 2006 Compared to Fiscal 2005

Net sales of $1,737.2 million in fiscal 2006 were 14.6 percent higher than our fiscal 2005 level. Excluding the impact of the extra week of operations in fiscal 2006, the year-over-year growth in net sales totaled approximately 12.6 percent. Similar to our performance in the most recent year (fiscal 2007), sales growth in fiscal 2006 varied across the majority of the markets we serve.

Year-over-year increases in the level of price discounting occurred throughout fiscal 2006; however, this market pricing pressure was more than offset by benefits from our previously instituted general price increases. Our best estimate is that we were able to capture approximately 25 to 35 percent of the price increases, net of discounting, in both fiscal years 2006 and 2005.

Trade orders in fiscal 2006 increased 15.1 percent over the fiscal 2005 level of $1,534.7 million. Excluding the extra week of operations, order growth between fiscal 2005 and 2006 was 12.8 percent. The backlog of unfilled orders at the end of fiscal 2006 was $238.2 million. This was an increase of 4.2 percent from the fiscal 2005 ending level of $228.6 million.

The dealership transitions discussed above also affect the comparison of our fiscal 2006 and fiscal 2005 results. Net sales from these dealers included in our fiscal 2005 results totaled approximately $42.7 million and net trade orders in that year were approximately $47.6 million. The ending backlog for fiscal 2005 included approximately $16.4 million related to these dealers.

Discussion of Business Segments — Fiscal 2007 Compared to Fiscal 2006

Net sales within our North American Furniture Solutions segment increased 8.0 percent from $1,448.0 million in fiscal 2006 to $1,563.6 million in the current year. On a weekly-average basis (which adjusts for the extra week of operations in fiscal 2006) net sales in this segment were 10.1 percent higher than the prior year level. To varying degrees, this growth was experienced throughout the majority of our North American business operations. Of particular note is our business within the healthcare industry, which has continued to drive significant year-over-year percentage increases. This remains a key growth area within the segment, and we feel it presents a tremendous opportunity to capitalize on the boom in new construction within the healthcare industry. Sales at our Mexican subsidiary again reached double-digit growth over the prior year. Canadian sales, which increased over the prior year level during the first half of fiscal 2007, ended the full year approximately flat with 2006. Operating earnings in fiscal 2007 were $161.7 million, or 10.3 percent of net sales. This compares to $139.9 million or 9.7 percent in the prior year.

The most significant net sales increases within our consolidated business operations came, once again, from our Non-North American Furniture Solutions segment. We had year-over-year increases in net sales across all geographic regions except South America. Total net sales in the year of $278.5 million were up 28.4 percent from $216.9 million in fiscal year 2006. On a weekly-average basis, net sales in fiscal 2007 were 30.9 percent higher than the prior year. The Non-North American Furniture Solutions segment generated 14.5 percent of our consolidated net sales in fiscal 2007, compared to 12.5 percent in fiscal 2006. Our operations in the United Kingdom, the segment’s largest contributor to net sales and operating earnings, generated sales growth of 23.7 percent from the prior year. We also saw continued sales growth in continental Europe and are beginning to experience more activity in Eastern Europe as we expand our dealer network. Our results in the Asia Pacific region were particularly strong in fiscal 2007, with net sales increasing 61.6 percent from the prior year. As do many in our industry, we see a compelling business opportunity for further growth in Asia. We are extremely pleased with the progress we made this year in executing our Asian business strategy, including the startup of our new Chinese manufacturing facility, and the expansion of our independent dealer network in China and Japan. Operating earnings in fiscal 2007 within our Non-North American segment totaled $28.9 million, or 10.4 percent of net sales. This compares to $14.1 million or 6.5 percent last year.

Net sales within the “Other” segment category were $76.8 million in fiscal 2007 compared to $72.3 million in the prior year. The increase was driven by the growth of our North American Home business. Sales in fiscal 2006 included net sales of $6.8 million from a VIE we had previously consolidated under the accounting provisions of FIN 46(R).

Changes in currency exchange rates from the prior year affected the U.S. dollar value of net sales within both primary operating segments. We estimate these changes effectively increased our fiscal 2007 net sales within the North American Furniture Solutions segment by approximately $2 million. This was largely driven by the general weakening in the average U.S. dollar / Canadian dollar exchange rate during the current year. As for our Non-North American Furniture Solutions segment, exchange rate changes increased fiscal 2007 net sales by approximately $11 million. This increase was driven by favorable movements in the U.S. dollar / British Pound Sterling and U.S. dollar / Euro exchange rates as compared to last year. It is important to note that period-to-period changes in currency exchange rates have a directionally similar impact on our international cost structures. Operating earnings within our Non-North American business segment increased an estimated $2 million in fiscal 2007 due to changes in currency exchange rates relative to the prior year level. The estimated impact on operating earnings of our North American business segment was not significant in the current year.

Discussion of Business Segments — Fiscal 2006 Compared to Fiscal 2005

Business in our North American Furniture Solutions segment remained strong throughout fiscal 2006. Net sales for this segment totaled $1,448.0 million, compared to $1,262.8 million in fiscal 2005. This represents a 14.7 percent increase in net sales. On a weekly-average basis (adjusting for the extra week of operations in fiscal 2006) net sales in fiscal 2006 were 12.5 percent higher than the prior year. We experienced varying degrees of growth across the entire segment, with the largest gains coming from our core office environment and healthcare businesses.

We posted net sales in our Non-North American Furniture Solutions segment of $216.9 million in fiscal 2006. The year-over-year increase in net sales within this segment totaled 13.3 percent, much of it driven by business in the United Kingdom, continental Europe, Australia, and Brazil. On a weekly-average basis, net sales in fiscal 2006 were 11.1 percent higher than the prior year. We achieved these increases despite downward pressure from currency exchange rates relative to fiscal 2005 levels. In particular, our year-over-year net sales comparison in this segment was affected by the strengthening of the U.S. dollar relative to the British Pound Sterling, Euro, and Japanese Yen. We estimate the change in currency exchange rates between fiscal years 2005 and 2006 effectively decreased the U.S. dollar-value of net sales in our Non-North American Furniture Solutions segment by approximately $8 million in fiscal 2006.

On a consolidated basis, changes in foreign currency exchange rates relative to the U.S. dollar had a minimal effect on our net sales in fiscal 2006 relative to fiscal 2005. This is because the adverse exchange rate movements within our Non-North American markets were offset, in large part, by the weakening of the U.S. dollar against the Canadian dollar. We estimate the year-over-year change in exchange rates effectively decreased the U.S. dollar-value of our consolidated net sales by approximately $0.1 million for fiscal 2006.

The remainder of our report within Management’s Discussion and Analysis focuses on what we believe to be the most significant factors affecting our consolidated financial results, without specific reference to the impact within individual business segments. We believe discussion at this level provides the most meaningful basis for understanding the key drivers of our business performance. Refer to Note 20 for further information regarding the financial performance of our business segments in fiscal years 2007, 2006, and 2005.

Percent of Net Sales Analysis
The following table presents, for the periods indicated, the components of the company’s Consolidated Statements of Operations as a percentage of net sales.

	June 2, 2007	Fiscal Year Ended June 3, 2006	May 28, 2005

Net Sales	100.0%	100.0%	100.0%
Cost of Sales	66.3	66.9	67.7
Gross Margin	33.7	33.1	32.3
Selling, General, and
Administrative Expenses	20.6	21.4	21.6
Design and Research Expenses	2.7	2.6	2.7
Total Operating Expenses	23.3	24.0	24.3
Operating Earnings	10.3	9.1	8.0
Net Other Expenses	0.6	0.6	0.6
Earnings Before Income Taxes	9.7	8.5	7.4
Income Tax Expense	3.0	2.7	2.9
Net Earnings	6.7%	5.7%	4.5%

Gross Margin
Fiscal 2007 Compared to Fiscal 2006

Our fiscal 2007 gross margin improved 60 basis points from the prior year level. The leveraging of overhead expenses against higher net sales in the current year significantly contributed to this improvement. During fiscal 2007, direct material costs continued to pressure gross margin performance. These cost increases were, however, more than offset by the benefit captured through our recent general price increases. This market pricing, combined with continued manufacturing process improvements, drove a reduction in direct labor expenses on a percent-of-sales basis. The improvement in direct labor was achieved despite the implementation of wage increases in the current year first quarter and inefficiencies associated with the start-up of our most recent product introductions.

As a percent-of-sales, direct material expenses increased 140 basis points from the fiscal 2006 level. The direct material content associated with the launch of one of our newest lines of systems furniture drove a significant amount of this increase. While these excess costs are typical in the initial years following product launch, the impact was exacerbated by customer demand that far outpaced our business plan for the year. Our efforts to keep pace with this demand drove additional cost into the supply chain.

Market price inflation for key manufacturing inputs also contributed to the year-over-year increase in direct material costs. While the costs of these key commodities, particularly steel, plastics, aluminum, and wood particleboard, stabilized in the second half of fiscal 2007, they remain above the average price-points we experienced in 2006. In total, we estimate commodity cost increases added between $14 million and $16 million to our consolidated direct material expenses in fiscal 2007 compared to the prior year. We were able to offset some of this negative impact through efficiencies gained in connection with our engineering and supply management efforts under HMPS. Our pricing strategy, combined with our commitment to lean manufacturing principles, continue to be our primary means of addressing the financial impact of rising material costs.

Despite an increase in manufacturing overhead expenses, we improved significantly on a percent-of-sales basis in fiscal 2007 versus the prior year. The expense increase was driven in part by the increase in net sales. We also incurred higher expenses in the current year for employee benefits such as retirement programs, medical and prescription drug coverage, and annual wage increases for indirect labor employees. Partially offsetting these year-over-year expense increases were lower incentive bonus expenses in the current year. Our incentive bonus program is based on a measure of improvement in economic profit from year-to-year as opposed to an absolute level of earnings in any one period. Based on our relative performance between periods, incentive bonus expenses recorded within Cost of Sales in fiscal 2007 were $2 million lower than the prior year.

Freight expenses, as a percentage of sales, decreased in relation to the prior year. We have continued to benefit from the efforts of our distribution team to consolidate shipments, increase trailer utilization, and engage the services of lower cost carriers. Additionally, our freight percentage was reduced due to the additional net sales captured as a result of the price increases.

Fiscal 2006 Compared to Fiscal 2005

On a percent-of-sales basis, our fiscal 2006 gross margin improved 80 basis-points from the fiscal 2005 level. Benefits from the realization of price increases and improvements in overhead and direct labor drove much of the increase. However, these favorable factors were partially offset by higher material and freight costs.

While actual dollar spending increased in fiscal 2006, manufacturing overhead, as a percentage of sales, improved significantly between periods. This was due to leverage gained against higher net sales. The higher expenses were primarily related to medical benefits, pension, incentive compensation, utilities, and other items that vary with sales volume. The combined expenses related to pension and incentive compensation alone for fiscal 2006 increased $10.2 million over the fiscal 2005 level.

Direct labor, as a percentage of sales, improved between fiscal 2005 and 2006 as a result of increased operational efficiencies and leverage gained on higher production levels.

Direct material expenses increased sharply between fiscal 2005 and 2006. The key commodities which drove the bulk of the increase were aluminum, plastics, and particleboard. Despite these increases, material costs as a percentage of net sales increased only slightly in fiscal 2006. This was mainly due to the net benefit realized during the year from price increases.

Freight costs, as a percentage of sales, increased approximately 50 basis-points in fiscal 2006 due to higher fuel prices and the mix of shipments to higher-cost freight zones.

Operating Expenses
Fiscal 2007 Compared to Fiscal 2006

Operating expenses in fiscal 2007 were $447.8 million, or 23.3 percent of net sales, compared to $417.1 million, or 24.0 percent of net sales in the prior fiscal year. This represents a year-over-year increase of $30.7 million or 7.4 percent. Our fiscal 2006 operating expenses included approximately $3.5 million in additional compensation costs associated with the extra week of operations. We also incurred expenses totaling approximately $2.4 million in the prior year first quarter relating to the three dealerships that were transitioned in that period. Excluding these amounts, the comparable year-over-year increase in operating expenses was $37.1 million or 9.0 percent.

A significant proportion of this increase is attributed to expenses such as designer royalties and selling-related costs, which vary with net sales. Our portfolio of new product launches at the start of fiscal 2007 drove an increase in program marketing expenses relative to the prior year. We estimate that approximately $18 million of the year-over-year increase in operating expenses resulted from higher spending on incremental employee compensation (including stock-based compensation programs), retirement, and health benefits. Increased expenses related to charitable contributions account for $2.9 million of the year-over-year increase. We also incurred higher operating expenses during fiscal 2007 related to our new market expansion efforts. Specifically, the opening of our manufacturing operation in China and the launch of two new business ventures, Convia and The Be CollectionTM, contributed to the increase.

Year-over-year changes in currency exchange rates had an inflationary impact on the operating expenses associated with our international operations, as measured in U.S. dollars. We estimate these changes increased our consolidated operating expenses in fiscal 2007 by approximately $3.1 million relative to the prior year.

Fiscal 2006 operating expenses included a pre-tax charge totaling $1.4 million related to a long-term lease arrangement in the United Kingdom. Additional information on this lease arrangement can be found in Note 19.

Pretax compensation expenses associated with our stock-based compensation programs, the majority of which is classified within operating expenses, totaled $4.9 million in fiscal 2007. This compares to $2.6 million in fiscal 2006. The increase over the prior year is the result of our adoption of SFAS No. 123, “Share-Based Payment” (SFAS 123(R)) in the first quarter of fiscal 2007. Additional information on this accounting standard, including our method of transition and prior accounting practice, can be found in Note 14.

Design and research costs included in total operating expenses were $52.0 million and $45.4 million in fiscal 2007 and 2006, respectively. These expenses include royalty payments to the designers of our products. We consider such royalty payments, which totaled $9.9 million and $8.7 million in fiscal years 2007 and 2006, respectively, to be variable costs of the products being sold. Accordingly, we do not include them in research and development costs as discussed in Note 1.

Fiscal 2006 Compared to Fiscal 2005

As a percentage of net sales, operating expenses in fiscal 2006 declined 30 basis-points from the fiscal 2005 level due to improved operating leverage against higher sales dollars. Total dollar spending in fiscal 2006 was, however, $49.2 million higher than the fiscal 2005 level.

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

The dealership transitions that occurred in the first quarter of fiscal 2006 had a significant impact on the year-over-year operating expense comparison. Our fiscal 2006 results reflect approximately $2.4 million in operating expenses associated with these dealers. By comparison, our fiscal 2005 operating expenses included $14.7 million related to these transitioned dealers.

Excluding the comparative impact of the dealership transitions and fiscal 2005 GSA reserve adjustment, operating expenses in fiscal 2006 were approximately $48.5 million higher than in fiscal 2005.

The majority of the increased operating expenses between fiscal 2005 and 2006 resulted from higher variable selling costs tied to the increase in sales volume. Incentive compensation, product warranty, pension, medical insurance, legal, marketing, new product development, and charitable donation expenses also contributed to the increase. Specifically, combined expenses in fiscal 2006 related to incentive compensation, pension, and donations increased $14.5 million over the fiscal 2005 level.

The increase in warranty expenses between fiscal 2005 and 2006 was mainly driven by the increase in net sales for the period. In addition, a portion of the increase was due to the establishment of liabilities for specific warranty matters that became known during the year. The majority of these matters related to products manufactured prior to the implementation of our current quality testing protocol. Refer to Note 19 for further information regarding product warranty.

The increase in legal expenses between fiscal 2005 and 2006 was partially due to costs incurred in defending our intellectual property assets. We also incurred expenses during fiscal 2006 in establishing our legal trading structure in mainland China. Additionally, during the fourth quarter of fiscal 2006, we established an estimated liability associated with the previously disclosed New York Attorney General investigation regarding the minimum advertised price program maintained by our Herman Miller for the Home division. For further information regarding pending legal contingencies, refer to Note 19.

We estimate the year-over-year change in exchange rates effectively decreased the U.S. dollar value of our international operating expenses by $0.8 million in fiscal 2006 relative to fiscal 2005.

Design and research costs included in operating expenses totaled $40.2 million in fiscal 2005. This amount includes designer royalty expenses of $7.5 million.

As discussed above, our fiscal 2006 operating expenses included a pre-tax charge totaling $1.4 million related to a long-term lease arrangement in the United Kingdom.

Operating Earnings
Fiscal 2007 operating earnings were $198.1 million. This is an increase of 25.6% from our fiscal 2006 level of $157.7 million. As a percentage of net sales, operating earnings in fiscal 2007 totaled 10.3 percent, representing a 120 basis-point improvement over the prior year. In fiscal year 2005, we reported operating earnings of $121.9 million or 8.0 percent of net sales.

Other Expenses and Income
Net other expenses totaled $11.1 million in fiscal 2007 compared to $10.1 million in the prior year and $9.1 million in fiscal 2005. The increase in expense between fiscal 2006 and 2007 was principally driven by lower interest income in the current year due to a reduction in our average cash and cash equivalents balance between periods. Additionally, the net foreign currency transaction gain in fiscal 2007 was less than $0.1 million compared to a net gain of $0.3 million last year.

The year-over-year increase in net other expenses between fiscal years 2005 and 2006 resulted primarily from two dealership transactions in fiscal 2005. During the first quarter of that year, we recorded a pre-tax gain of $0.5 million related to the ownership transition of a previously consolidated VIE. Also during the first quarter of fiscal 2005, we acquired certain assets and liabilities of an independent contract furniture dealership. In doing so, we recognized a pre-tax gain of $0.4 million due to the reversal of a financial guarantee liability. These gains were reflected as a reduction to net other expenses in fiscal 2005.

Foreign currency transactions recorded during fiscal 2005 resulted in a net gain of $0.2 million.

Income Taxes
Our effective tax rate was 31.0 percent in fiscal 2007 versus 32.3 percent in fiscal 2006. The current year effective rate was below the statutory rate of 35 percent primarily due to $4.3 million in tax credits for foreign taxes, other credits for R&D activities, and tax incentives for export sales and domestic manufacturing. The effective rate in fiscal 2006 was lower than the statutory rate due mainly to tax benefits from R&D activities, tax incentives for export sales and domestic manufacturing, and certain adjustments to recognize certain foreign deferred tax assets.

Our effective tax rate in fiscal 2005 was 39.6 percent. The fiscal 2005 effective rate was higher than the statutory rate due primarily to a $4.4 million tax charge, recorded in the fourth quarter of that year, related to our planned cash repatriation under the American Jobs Creations Act of 2004 (AJCA). During the fourth quarter of fiscal 2005, we also recorded tax adjustments driven by tax law changes, as well as other federal, state, and international accrual adjustments.

We expect our effective tax rate for fiscal 2008 to be between 32 and 34 percent. For further information regarding income taxes, refer to Note 15.

Net Earnings
Net earnings and diluted earnings per share in fiscal 2007 were $129.1 million and $1.98, respectively. This compares to our fiscal 2006 net earnings and diluted earnings per share of $99.2 million and $1.45, respectively. In fiscal 2005, we generated net earnings of $68.0 million or $0.96 per diluted share. Earnings per share in fiscal 2005 included income of approximately $0.12 per share, net of taxes, from the adjustment to GSA reserves as previously discussed. In addition, net earnings in fiscal 2005 were reduced by approximately $0.06 per diluted share from taxes related to our then anticipated cash repatriation under the AJCA.

Liquidity and Capital Resources
The table below presents certain key cash flow and capital highlights for the fiscal years indicated.

(In Millions)	2007	2006	2005

Cash and cash equivalents, end of period	$76.4	$106.8	$154.4
Short term investments, end of period	$15.9	$15.2	$13.9
Cash generated from operating activities	$137.7	$150.4	$109.3
Cash used for investing activities	$(37.4)	$(47.6)	$(40.1)
Cash used for financing activities	$(131.5)	$(151.4)	$(106.6)
Pension and post-retirement benefit plan contributions	$(7.6)	$(26.3)	$(27.3)
Capital expenditures	$(41.3)	$(50.8)	$(34.9)
Stock repurchased and retired	$(164.9)	$(155.1)	$(131.6)
Interest-bearing debt, end of period (1)	$176.2	$178.8	$194.0
Available unsecured credit facility, end of period (2)	$136.9	$136.8	$137.2

(1) Amounts shown include the fair market value of the company’s interest rate swap arrangements. The net fair value of these arrangements was $(1.8) million at June 2, 2007, $(2.2) million at June 3, 2006, and negligible at May 28, 2005.
(2) Amounts shown are net of outstanding letters of credit, which are applied against the company’s unsecured credit facility, excluding the $50 million accordion feature disclosed in Note 9.

Cash Flow –Operating Activities

Cash generated from operating activities in fiscal 2007 totaled $137.7 million compared to $150.4 million in the prior year. Changes in working capital balances resulted in a $37.0 million use of cash in the current fiscal year compared to a $20.4 million source of cash in the prior year.

The majority of the working capital investment in fiscal 2007 related to increases in inventory and accounts receivable. The significant growth within our Non-North American Furniture Solutions segment resulted in a substantial increase in both inventory and accounts receivable over the past year. The opening of our manufacturing operation in China was a contributing factor to the inventory increase as was the general growth in sales activity across our international regions. The accounts receivable balances within this segment tend to have a longer cash collection cycle than we experience in North America. As sales within this segment grow in proportion to the total business, we expect to see a corresponding increase in the absolute aging of our receivable balances.

Another contributing factor to the working capital investment during fiscal 2007 relates to our business with the U.S. federal government. Order activity with the federal government increased significantly during the year, particularly during the first and second quarters. These sales generally require a longer cash collection cycle than do sales to independent contract furniture dealers. Accordingly, we experienced a related increase in accounts receivable. Inventory levels have also been affected by this growth in federal government business, since we are generally required to hold product in inventory longer than with non-government business. This extended inventory holding period is necessary to be consistent with our revenue recognition policy for direct customer sales.

The source of working capital cash flow in fiscal 2006 resulted principally from an increase in accounts payable and accrued liabilities, namely employee compensation and warranty accruals. This was partially offset by volume-related increases in accounts receivable and inventory levels.

In fiscal year 2005, cash flows from operating activities totaled $109.3 million. Changes in working capital balances in that fiscal year resulted in a net source of cash of $21.4 million. This was driven by increases in accounts payable and accrued liabilities for employee compensation, other employee benefits, and income taxes. Partially offsetting these favorable balance changes were volume-related increases during the year in inventory and accounts receivable.

Collections of accounts receivable remained strong throughout the year, and we believe our recorded accounts receivable valuation allowances at the end of fiscal 2007 are adequate to cover the risk of potential bad debts. Allowances for non-collectible accounts receivable, as a percent of gross accounts receivable, totaled 2.5, 2.8, and 3.2 percent at the end of fiscal years 2007, 2006, and 2005, respectively. The reduction in these percentages over this time period was driven by a general improvement in the quality of our aged receivable balances.

Included in operating cash flows are cash contributions made to our employee pension and post-retirement benefit plans which totaled $7.6 million, $26.3 million, and $27.3 million in fiscal years 2007, 2006, and 2005, respectively. For further information regarding the company’s pension and post-retirement benefit plans, including information relative to the funded status of these plans, refer to Note 12.

Cash Flow –Investing Activities

Capital expenditures totaled $41.3 million in fiscal 2007 and $50.8 million in the prior fiscal year. The higher spending last year was driven by the large number of new product introductions and the construction of an office and showroom facility in the United Kingdom. Cash outflows for investing activities in fiscal 2005 included capital expenditures of $34.9 million. At the end of fiscal 2007, we had outstanding commitments for future capital purchases of approximately $7.7 million. We expect capital spending in fiscal 2008 to be between $55 million and $65 million.

During the fourth quarter of fiscal 2007, we completed the sale of a facility located in Canton, Georgia. This facility was exited during fiscal 2004 and, since that time, has been listed for sale. At the end of fiscal 2006, the related assets were classified in the Consolidated Balance Sheet under the caption, “Net Property and Equipment,” at a net carrying value of $7.5 million. Proceeds received in connection with the sale of this facility during fiscal 2007 totaled $7.5 million and are reflected in the Consolidated Statement of Cash Flows as “Proceeds from sales of property and equipment.”

Included in our fiscal 2007 investing activities is a $3.5 million outflow related to the acquisition of a technology company. The purchase of this company is intended to provide enhanced functionality to the existing product portfolio under our recently launched Convia subsidiary. In the first quarter of fiscal 2005, cash flows from investing activities included a payment of $0.7 million related to the acquisition of certain assets and liabilities of a contract furniture dealership based in Oklahoma. These acquisitions are discussed further in Note 2.

As previously discussed, we sold two wholly-owned contract furniture dealerships during the first quarter of fiscal 2006. Proceeds received in connection with these sales, which had the effect of increasing cash flows from investing activities, totaled $2.1 million.

Net cash received from the repayment of notes receivable in fiscal 2006 related primarily to a payment received from a contract dealership previously consolidated under FIN 46(R). As mentioned earlier in this report, this VIE was able to obtain financing with an outside bank and, therefore, was able to repay a large portion of its debt owed to us during the first quarter of fiscal 2006.

Cash Flow –Financing Activities

(In Millions, Except Share and Per Share Data)	2007	2006	2005

Shares acquired	5,116,375	5,124,306	4,877,832
Cost of shares acquired	$164.9	$155.1	$131.6
Average cost per share acquired	$32.23	$30.27	$26.98
Shares issued	2,001,348	1,572,769	2,712,842
Average price per share issued	$25.19	$23.50	$23.91
Cash dividends paid	$20.7	$20.3	$20.4

Share repurchases were the most significant factor affecting cash outflows from financing activities during the past three fiscal years. Our Board of Directors approved a new share repurchase authorization of $100 million in the fourth quarter of fiscal 2007. Including this most recent approval, the amount remaining under our share repurchase authorizations at the end of fiscal 2007 totaled $138.1 million.

Our Board of Directors also increased the rate of our quarterly cash dividend in each of the last two fiscal years. The first of these increases was in the third quarter of fiscal 2006 and allowed for an approximate 10 percent increase in the quarterly rate. The second Board approval, which provided for a 10 percent rate increase, was granted in the fourth quarter of fiscal 2007. This most recent increase brought our quarterly cash dividend to $0.088 per share.

Interest-bearing debt at the end of fiscal 2007 of $176.2 million decreased $2.6 million from $178.8 million at the end of fiscal 2006. The decrease related primarily to a scheduled $3.0 million payment we made during the fourth quarter of fiscal 2007 on our private placement notes. This payment was partially offset by a $0.4 million increase in the fair value of our interest rate swap instruments. Debt repayments made during fiscal 2006 totaled $13.0 million. Our next scheduled repayment is for $3.0 million to be made in the fourth quarter of fiscal 2008.

The combined fair values of our interest rate swap arrangements, as further described in Note 17, was negative $1.8 million at the end of fiscal 2007 compared to negative $2.2 million at the end of fiscal 2006. The fair values of these swap arrangements change based on fluctuations in market interest rates. Such changes are not included in net earnings of the related period. Instead, they are reflected as adjustments to our consolidated assets and/or liabilities. At the end of fiscal 2007, the portion of our total interest-bearing debt that was effectively converted to a variable-rate basis through our swap arrangements was $53.0 million. These interest rate swaps had the effect of increasing total interest expense by $0.6 million and $0.3 million in fiscal years 2007 and 2006, respectively. Conversely, during fiscal 2005, the swaps resulted in a net interest expense reduction of approximately $1.1 million.

During the first quarter of fiscal 2005, we paid off $1.5 million of notes payable associated with one of the VIE’s initially consolidated under FIN 46(R) as further described in Note 3.

The only usage against our unsecured revolving credit facility at the end of fiscal years 2007 and 2006 represented outstanding standby letters of credit totaling $13.1 million and $13.2 million, respectively. The provisions of our private placement notes and unsecured credit facility require that we adhere to certain covenant restrictions and maintain certain performance ratios. We were in compliance with all such restrictions and performance ratios during fiscal 2007 and expect to remain in compliance in the future.

Partially offsetting the effects of our share repurchases, dividend payments, and debt payments was cash received related to stock-based benefit plans. During fiscal 2007, we received $50.4 million from the issuance of shares in connection with these plans. By comparison, we received $37.0 million and $59.9 million from the issuance of shares in fiscal 2006 and fiscal 2005, respectively.

At the end of fiscal year 2005, we reported our plan to take advantage of the one-time tax deduction related to the repatriation of undistributed foreign earnings under the AJCA. During the first quarter of fiscal 2006, we repatriated approximately $35 million of undistributed earnings from certain of our foreign entities. An additional $9 million of undistributed foreign earnings was repatriated during the second quarter of fiscal 2006. Our dividend reinvestment plan required these funds to be used for capital purchases and investment in research and development.

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

The company leases a facility in the UK under an agreement that expires in March 2008. Under the terms of the lease, the company is required to perform the maintenance and repairs necessary to address the general dilapidation of the facility over the lease term. The ultimate cost of this provision to the company is dependent on a number of factors including, but not limited to, the future use of the facility by the lessor and whether the company chooses and is permitted to renew the lease term. The company has estimated the cost of these maintenance and repairs to be between $0 and $3 million, depending on the outcome of future plans and negotiations. Based on existing circumstances, it is estimated that these costs will most likely approximate $0.5 million. As a result, this amount has been recorded as a liability reflected under the caption “Other Liabilities” in the Consolidated Balance Sheets as of June 2, 2007, and June 3, 2006.

In May 1996, the company assigned its rights as lessee of a UK facility to a third party under an agreement that contained a provision granting the third party the right to re-assign the lease to the company after 10 years, at its election. During fiscal 2006, the company was notified by the third party that it is no longer using the space and intends to exercise the re-assignment option. The original lease term expires in May 2014. The company believes it will be able to assign or sublet the lease for the majority of the remaining lease term to another tenant at current market rates. However, current market rates for comparable office space are lower than the rental payments owed under the lease agreement. As such, the company would remain liable to pay the difference. As a result, the company recorded a pre-tax charge of $1.4 million in fiscal 2006 for the expected loss under the arrangement. The corresponding impact of this charge on fiscal 2006 net earnings was $0.9 million, net of a $0.5 million tax benefit, or approximately $0.01 per diluted share. As of June 2, 2007 and June 3, 2006, the future cost of this arrangement was estimated to be $1.4 million. Accordingly this amount is reflected within “Other Liabilities” on the Consolidated Balance Sheets as of these dates.

The company is also involved in legal proceedings and litigation arising in the ordinary course of business. It is the company’s opinion that the outcome of such proceedings and litigation currently pending will not materially affect its Consolidated Financial Statements.

Basis of Presentation

The company’s fiscal year ends on the Saturday closest to May 31. The year ended June 2, 2007 (Fiscal year 2007) included 52 weeks of operations. In contrast, fiscal year 2006, which ended on June 3, 2006, included 53 weeks of operations. The year ended May 28, 2005 was comprised of 52 weeks. This is the basis upon which all of the above weekly-average data is presented. The extra week in fiscal 2006 was required to realign our fiscal calendar with the actual calendar months. This is required approximately every six years.

Contractual Obligations

Contractual obligations associated with our ongoing business and financing activities will result in cash payments in future periods. The following table summarizes the amounts and estimated timing of these future cash payments. Further information regarding debt obligations can be found in Note 10 to the Consolidated Financial Statements. Likewise, further information related to operating leases can be found in Note 11.

(In Millions)	Payments due by fiscal year
Contractual Obligations	Total	2008	2009-2010	2011-2012	Thereafter

Long-term debt (1)(7)	$178.0	$3.0	$—	$175.0	$—
Estimated interest on debt
obligations (2)	49.2	13.1	25.9	10.2	—
Operating leases	64.7	18.8	24.1	12.6	9.2
Purchase obligations (3)	39.2	38.4	0.7	0.1	—
Pension plan funding (4)	4.8	4.8	—	—	—
Shareholder dividends (5)(7)	5.5	5.5	—	—	—
Other (6)(7)	11.4	1.9	2.1	2.4	5.0

Total	$352.8	$85.5	$52.8	$200.3	$14.2

(1) Amounts indicated do not include the recorded fair value of interest rate swap instruments.
(2) Estimated future interest payments on our outstanding debt obligations are based on interest rates as of June 2, 2007. Actual cash outflows may differ significantly due to changes in underlying interest rates and timing of principal payments.
(3) Purchase obligations consist of non-cancelable purchase orders and commitments for goods, services, and capital assets.
(4) Pension funding commitments are defined as the estimated minimum funding requirements to be made in the following 12-month period. As of June 2, 2007, the total accumulated benefit obligation for our domestic and international employee pension benefit plans was $344.0 million.
(5) Represents the recorded dividend payable as of June 2, 2007. Future dividend payments are not considered contractual obligations until declared.
(6) Other contractual obligations represent long-term commitments related to deferred and supplemental employee compensation benefits, minimum designer royalty payments, and scheduled commitments related to the acquisition of intellectual property rights.
(7) Total balance is reflected as a liability in the Consolidated Balance Sheet at June 2, 2007.

Off-Balance Sheet Arrangements

Guarantees
We provide certain guarantees to third parties under various arrangements in the form of product warranties, loan guarantees, standby letters of credit, lease guarantees, performance bonds, and indemnification provisions. These arrangements are accounted for and disclosed in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others” as described in Note 19 to the Consolidated Financial Statements.

Variable Interest Entities
On occasion, we provide financial support to certain independent dealers in the form of term loans, lines of credit, and loan guarantees. At June 2, 2007 and June 3, 2006, we were not considered the primary beneficiary of any such dealer relationships as defined by FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46(R)) and therefore, no entities were included as VIEs as of these dates.

The risks and rewards associated with our interests in these dealerships are primarily limited to our outstanding loans and guarantee amounts. As of June 2, 2007 and June 3, 2006, our maximum exposure to potential losses related to outstanding loans to these dealerships totaled $4.0 million and $4.6 million, respectively. Information on our exposure related to outstanding loan guarantees provided to such entities is included in Note 19 to the Consolidated Financial Statements.

During fiscal 2006, a qualifying triggering event occurred with a previously consolidated VIE which resulted in reconsideration under FIN 46(R). Based on this reconsideration, it was determined we were no longer considered the primary beneficiary. As such, we ceased consolidation of the independent dealership in the first quarter of fiscal 2006. Net earnings in the first quarter of fiscal 2006 were not significantly affected by the consolidation of this VIE. This is because the net earnings of the VIE were primarily attributed to, and therefore offset by, minority interest of $0.7 million.

During fiscal 2005, a qualifying triggering event occurred with a previously consolidated VIE which resulted in reconsideration under FIN 46(R). Based on this reconsideration, it was determined that we were no longer considered the primary beneficiary. As such, we recorded the ownership transition and ceased consolidation of the dealership in the first quarter of fiscal 2005. This resulted in a pre-tax gain of $0.5 million, which we recorded as “Other Expenses (Income)” in the Consolidated Statement of Operations. Refer to Note 3 to the Consolidated Financial Statements for additional information on FIN 46(R).

Critical Accounting Policies and Estimates

Our goal is to report financial results clearly and understandably. We follow U.S. generally accepted accounting principles in preparing our Consolidated Financial Statements, which require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. These policies and disclosures are reviewed at least annually with the Audit Committee of the Board of Directors. Following is a summary of our more significant accounting policies that require the use of estimates and judgments in preparing the financial statements.

Revenue Recognition
As described in the “Executive Overview,” the majority of our products and services are sold through one of four channels: Independent contract furniture dealers and licensees, owned contract furniture dealers, direct to end customers, and independent retailers. We recognize revenue on sales to independent dealers, licensees, and retailers once the product is shipped and title passes to the buyer. When we sell product directly to the end customer or to owned dealers, we recognize revenue once the product and services are delivered and installation is substantially complete.

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

Receivable Allowances
We base our allowances related to receivables on known customer exposures, historical credit experience, and the specific identification of other potential problems, including the economic climate. These methods are applied to all major receivables, including trade, lease, and notes receivable. In addition, we follow a policy that consistently applies reserve rates based on the age of outstanding accounts receivable. Actual collections can differ from our historical experience, and if economic or business conditions deteriorate significantly, adjustments to these reserves may be required.

The accounts receivable allowance totaled $4.9 million and $5.0 million at June 2, 2007 and June 3, 2006, respectively. As a percentage of gross accounts receivable, these allowances totaled 2.5 percent and 2.8 percent, respectively. The year-over-year reduction in the allowance percentage is attributable to a general improvement in the quality of our accounts receivable aging.

Goodwill
The carrying value of our goodwill assets as of June 2, 2007 and June 3, 2006, totaled $39.1 million. We account for our goodwill assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 142. Under this accounting guidance, we are required to perform an annual test on our goodwill assets by reporting unit to determine whether the asset values are impaired. If impairment is determined, we are required to reduce the net carrying value of the assets to their estimated fair market value.

Our impairment-testing model is based on the present value of projected cash flows and a residual value. In completing the test under this approach, we assume that the value of a business today is derived from the cash flows it will generate in the future. We also assume that such future cash flows can be reasonably estimated. While these projected cash flows reflect our best estimate of future reporting unit performance, actual cash flows could differ significantly.

The results of this test, performed in the fourth quarter of fiscal 2007, indicated that our net goodwill asset values were not impaired. We employed a market-based approach in selecting the discount rates used in our analysis. By this, we mean the discount rates selected represent market rates of return equal to what we believe a reasonable investor would expect to achieve on investments of similar size to our reporting units. We believe the discount rates selected in our testing are conservative in that, in all cases, they exceed the estimated weighted average cost of capital for our business as a whole. The results of the impairment test are sensitive to changes in the discount rates. Our testing performed in fiscal 2007 indicated that a substantial increase in the discount rates utilized would be required before the results would indicate a potential impairment issue.

Warranty Reserve
We stand behind our products and keep our promises to customers. From time to time, quality issues arise resulting in the need to incur costs to correct problems with products or services. We have established warranty reserves for the various costs associated with these guarantees. General warranty reserves are based on historical claims experience and periodically adjusted for business levels. Specific reserves are established once an issue is identified. The valuation of such reserves is based on the estimated costs to correct the problem. Actual costs may vary and may result in an adjustment to our reserves.

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

Self-Insurance Reserves
With the assistance of independent actuaries, we establish reserves for workers’ compensation and general liability exposures. The reserves are established based on expected future claims for incurred losses. We also establish reserves for health benefit exposures based on historical claims information along with certain assumptions about future trends. The methods and assumptions used to determine the liabilities are applied consistently, although actual claims experience can vary. We also maintain insurance coverage for certain risk exposures through traditional premium-based insurance policies.

Pension and other Post-Retirement Benefits
The determination of the obligation and expense for pension and other post-retirement benefits depends on certain actuarial assumptions. Among the most significant of these assumptions are the discount rate, interest-crediting rate, and expected long-term rate of return on plan assets. We determine these assumptions as follows.

•	Discount Rate–This assumption is established at the end of the fiscal year based on high-quality corporate bond yields. We utilize the services of an independent actuarial firm to analyze and recommend an appropriate rate. For our domestic pension and other post-retirement benefit plans, the actuary uses a “cash flow matching”technique, which compares the estimated future cash flows of the plan to a published discount curve showing the relationship between interest rates and duration for hypothetical zero-coupon fixed income investments. We set the discount rate for our international pension plan based on the yield level of a commonly used corporate bond index. Because the average duration of the bonds underlying this index is less than that of our international pension plan liabilities, the index yield is used as a reference point. The final discount rate, which takes into consideration the index yield and the difference in comparative durations, is based on a recommendation from our independent actuarial consultant.

The discount rates selected for our domestic pension and post-retirement benefit plans at the end of fiscal 2007 were lower than those established at the end of fiscal 2006. With all other assumptions and values held constant, this change would result in an increase in our pension and post-retirement benefit plan expenses for our 2008 fiscal year, which began on June 3, 2007. Conversely, the discount rate selected for our international pension plan at the end of the current year was higher than the rate established at the end of fiscal 2006. This change would result in a decrease in our international pension plan expense for fiscal 2008 if all other assumptions were held constant.

•	Interest Crediting Rate–We use this assumption in accounting for our primary domestic pension plan, which is a cash balance-type plan. The rate, which represents the annual rate of interest applied to each plan participant’s account balance, is established at an assumed level, or spread, below the discount rate. We base this methodology on the historical spread between the 30-year U.S. Treasury and high-quality corporate bond yields. This relationship is examined annually to determine whether the methodology is appropriate.

•	Expected Long-Term Rate of Return–We base this assumption on our long-term assumed rates of return for equities and fixed income securities, weighted by the allocation of the invested assets of the pension plan. We consider risk factors specific to the various classes of investments and advice from independent actuaries in establishing this rate. Changes in the investment allocation of plan assets would impact this assumption. A shift to a higher relative percentage of fixed income securities, for example, would result in a lower assumed rate.

While this assumption represents our long-term market return expectation, actual asset returns can differ from year-to-year. Such differences give rise to actuarial gains and losses. In years where actual market returns are lower than the assumed rate, an actuarial loss is generated. Conversely, an actuarial gain results when actual market returns exceed the assumed rate in a given year. As of June 2, 2007, and June 3, 2006, the net actuarial loss associated with our employee pension and post-retirement benefit plans totaled approximately $92.4 million and $123.9 million, respectively. At both dates, the majority of this unrecognized loss was associated with lower than expected plan asset returns.

For purposes of determining annual net pension expense, we use a calculated method for determining the market-related value of plan assets. Under this method, we recognize the change in fair value of plan assets systematically over a five-year period. Accordingly, a portion of our net actuarial loss is deferred. The remaining portion of the net actuarial loss is subject to amortization expense each year. The amortization period used in determining this expense is the estimated remaining working life of active pension plan participants. We currently estimate this period to be approximately 13 years. As of the beginning of fiscal year 2007, the deferred net actuarial loss (i.e., the portion of the total net actuarial loss not subject to amortization) was approximately $4.7 million.

Refer to Note 12 to the Consolidated Financial Statements for more information regarding costs and assumptions used for employee benefit plans.

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

Stock-Based Compensation
We view stock-based compensation as a key component of total compensation for certain of our employees, non-employee directors and officers. We account for these programs, which include grants of restricted stock, restricted stock units, employee stock purchase, and stock options, in accordance with SFAS 123(R). Under this guidance we recognize compensation expense related to each of these share-based arrangements. We utilize the Black-Scholes option pricing model in estimating the fair value of stock options issued in connection with our compensation program. This pricing model requires the use of several input assumptions. Among the most significant of these assumptions are the expected volatility of our common stock price, and the expected timing of future stock option exercises.

•	Expected Volatility–This represents a measure, expressed as a percentage, of the expected fluctuation in the market price of our common stock. As a point of reference, a high volatility percentage would assume a wider expected range of market returns for a particular security. All other assumptions held constant, this would yield a higher stock option valuation than a calculation using a lower measure of volatility. In measuring the fair value of stock options issued during fiscal year 2007, we utilized an expected volatility of 28 percent.

•	Expected Term of Options–This assumption represents the expected length of time between the grant date of a stock option and the date at which it is exercised (option life). We assumed an average expected term of 5 years in calculating the fair values of the majority of stock options issued during fiscal 2007.

Refer to Note 14 for further discussion on our stock-based compensation plans.

Contingencies
In the ordinary course of business, we encounter matters which raise the potential for contingent liabilities. In evaluating these matters for accounting treatment and disclosure, we are required to apply judgment in order to determine the probability that a liability has been incurred. We are also required to measure, if possible, the dollar value of such liabilities in determining whether or not recognition in our financial statements is required. This process involves the use of estimates which may differ from actual outcomes. Refer to Note 19 to the Consolidated Financial Statements for more information relating to contingencies.

New Accounting Standards

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (SFAS 151). This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires those items to be recognized as current-period charges. In addition, this Statement requires fixed production overhead expenses to be allocated to inventory based on the “normal capacity” of the production facilities. We adopted SFAS 151 in the first quarter of fiscal 2007, and the resulting impact on our Consolidated Financial Statements was not material.

In December 2004, the FASB issued a revision of SFAS No. 123, “Share-Based Payment” (SFAS 123(R)), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement focuses primarily on transactions in which an entity obtains employee services in exchange for share-based payments. Under SFAS 123(R), a public entity generally is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with such cost recognized over the requisite service period. This new accounting treatment is also required for any share-based payments to our Board of Directors. SFAS 123(R) also requires an entity to provide certain disclosures in order to assist in understanding the nature of share-based payment transactions and the effects of those transactions on the financial statements. We adopted the provisions of SFAS 123(R) in the first quarter of fiscal 2007. Further information regarding the method of adoption and the resulting impact on net earnings and earnings per share is provided in Note 14.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48). This Interpretation clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the Consolidated Financial Statements. The Interpretation also provides guidance for the measurement and classification of tax positions, interest and penalties, and requires additional disclosure on an annual basis. We plan to adopt the provisions FIN 48 effective June 3, 2007, as required. We have not yet determined the effect the adoption of the Interpretation will have on our Consolidated Financial Statements; however, we do not anticipate a material impact. Any difference between the amounts recognized in our Consolidated Financial Statements prior to the adoption of the Interpretation and the amounts reported after the adoption will be accounted for as a cumulative-effect adjustment recorded in the beginning balance of retained earnings on June 3, 2007 and will not require restatement of prior periods.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). This new standard establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards that permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. We are required to adopt this new accounting guidance at the beginning of fiscal 2009. While we are currently evaluating the provisions of SFAS 157, the adoption is not expected to have a material impact on our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158). SFAS 158 amends SFAS No. 87 “Employers’ Accounting for Pensions,” SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other than Pensions” and SFAS 132 “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The amendments retain most of the existing measurement and disclosure guidance and will not change the amounts recognized in our Consolidated Statements of Operations. SFAS 158 requires companies to recognize a net asset or liability with an offset to equity, by which the defined-benefit postretirement obligation is over-funded or under-funded. SFAS 158 requires prospective application, and the recognition and disclosure requirements are effective for our fiscal year ending June 2, 2007. Further information regarding our method of adoption and the resulting impact on our Consolidated Financial Statements is provided in Note 12.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 expands the use of fair value measurement by permitting entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. We are required to adopt SFAS 159 at the beginning of fiscal 2009 and are currently in the process of evaluating the applicability and potential impact on our Consolidated Financial Statements.

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

Direct Material Costs

The company is exposed to risks arising from price changes for certain direct materials and assembly components used in its operations. The largest such costs incurred by the company are for steel, plastic/textiles, wood particleboard, and aluminum components. Commodity prices increased relative to the prior year during fiscal 2007, particularly during the first half of the year. This was followed by a period of price stabilization, and in the case steel, improvement, during the second half of the fiscal year. For the full year, the company estimates rising commodity prices added between $14 million and $16 million to its consolidated cost of sales compared to fiscal 2006. The market price of steel, in particular, was relatively stable during fiscal 2006 and, in fact, improved slightly relative to the prior year. Consequently, it did not have a significant impact on the year-over-year gross margin comparison between fiscal years 2005 and 2006. However, the company did experience price increases for other key manufacturing inputs during fiscal 2006. During fiscal 2005, the price of steel increased significantly. As a result, the company estimates its direct material costs for steel components in fiscal 2005 increased between $18 million and $20 million in comparison to fiscal 2004.

The market price of plastics and textiles are sensitive to the cost of oil and natural gas. Oil and natural gas prices increased sharply during the latter half of fiscal 2005 and throughout fiscal 2006. In fiscal 2007, petroleum prices declined somewhat, however, showed continued volatility. As a result, the cost of plastics and textiles increased during fiscal years 2005 and 2006. In fiscal 2007, these market prices moderated somewhat. In addition to the market dynamics of supply and demand, the cost of wood particleboard has been impacted by continual downsizing of production capacity in the wood market as well as increased costs in transportation related to oil increases. Aluminum component prices have risen in part due to high market demand and increased energy costs associated with the conversion of raw materials to aluminum ingots.

The company believes future market price increases on its key direct materials and assembly components are likely. Consequently, it views the prospect of such increases as an outlook risk to the business.

Foreign Exchange Risk

The company manufactures its products in the United States, United Kingdom, and China. It also sources completed products and product components from outside the United States. The company’s completed products are sold in numerous countries around the world. Sales in foreign countries as well as certain expenses related to those sales are transacted in currencies other than the company’s reporting currency, the U.S. Dollar. Accordingly, production costs and profit margins related to these sales are affected by the currency exchange relationship between the countries where the sales take place and the countries where the products are sourced or manufactured. These currency exchange relationships can also affect the company’s competitive positions within these markets.

In the normal course of business, the company enters into contracts denominated in foreign currencies. The principal foreign currencies in which the company conducts its business are the British Pound, Euro, Canadian Dollar, Japanese Yen, Mexican Peso, and Chinese Renminbi. During the fourth quarter of fiscal 2007, the company entered into three separate forward currency contracts in order to offset €4.0 million of its Euro net asset exposure denominated in a non-functional currency. Similarly, in the fourth quarter of fiscal 2006, the company entered into a single forward currency contract to offset €1.5 million of its Euro net asset exposure. In both years, the instruments were marked to market at the end of the period, with changes in fair value reflected in net earnings. At June 2, 2007 and June 3, 2006, the fair values of the instruments were negligible.

Net gains arising from remeasuring all foreign currency transactions into the appropriate functional currency, which were included in net earnings, totaled $0.3 million, and $0.2 million for the years ended June 3, 2006 and May 28, 2005, respectively. The net currency transaction gain in the year ended June 2, 2007 was negligible. Additionally, the cumulative effect of translating the balance sheet and income statement accounts from the functional currency into the United States dollar reduced the accumulated comprehensive loss component of total shareholders’ equity by $3.3 million, $1.2 million, and $3.9 million for the years ended June 2, 2007, June 3, 2006, and May 28, 2005, respectively.

Interest Rate Risk

The company maintains fixed-rate debt. For fixed-rate debt, changes in interest rates generally affect fair market value but not earnings or cash flows. The company does not have an incentive to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on such debt until the company would be required to refinance it. The company has two separate interest rate swap instruments that, as of the end of fiscal year 2007, effectively convert $53 million in total of fixed-rate debt to a variable-rate basis. This debt is subject to changes in interest rates, which, if significant, could have a material impact on the company’s financial results. The interest rate swap derivative instruments are held and used by the company as a tool for managing interest rate risk. They are not used for trading or speculative purposes. The counterparties to these swap instruments are large financial institutions that the company believes are of high-quality creditworthiness. While the company may be exposed to potential losses due to the credit risk of non-performance by these counterparties, such losses are not anticipated.

The combined fair market value of effective swap instruments was negative $1.8 million at June 2, 2007, in comparison to negative $2.2 million at June 3, 2006. The impact of these swap instruments on total interest expense was an addition to interest expense of approximately $0.6 million and $0.3 million in fiscal 2007 and 2006, respectively. In fiscal 2005, the swap instruments reduced total interest expense by approximately $1.1 million. All cash flows related to the company’s interest rate swap instruments are denominated in U.S. dollars. For further information, refer to Notes 16 and 17 to the Consolidated Financial Statements.

As of June 2, 2007, the weighted-average interest rate on the company’s variable-rate debt was approximately 8.1 percent. Based on the level of variable-rate debt outstanding as of that date, a 1 percentage-point increase in the weighted-average interest rate would increase the company’s annual pre-tax interest expense by approximately $0.5 million.

Expected cash flows (notional amounts) over the next five years and thereafter related to debt instruments are as follows.

(In Millions)	2008	2009	2010	2011	2012	Thereafter	Total (1)

Long-Term Debt:
Fixed Rate	$3.0	$—	$—	$175.0	$—	$—	$178.0
Weighted Average Interest Rate =7.11%

Derivative Financial Instruments Related to
Debt - Interest Rate Swaps:
Pay Variable/Receive Fixed	$3.0	$—	$—	$—	$—	$—	$3.0
Pay Interest Rate = 8.65% (at June 2, 2007)
Received Interest Rate = 6.52%

Pay Variable/Receive Fixed	$—	$—	$—	$50.0	$—	$—	$50.0
Pay Interest Rate = 8.03% (at June 2, 2007)
Receive Interest Rate = 7.125%

(1) Amount does not include the recorded fair value of the swap instruments, which totaled negative $1.8 million at the end of fiscal 2007.

Item 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly Financial Data (Unaudited)

Set forth below is a summary of the quarterly operating results on a consolidated basis for the years ended June 2, 2007, June 3, 2006, and May 28, 2005. Refer to Management’s Discussion and Analysis provided in Item 7 and the Notes to the Consolidated Financial Statements for further disclosure of significant accounting transactions that may have affected the quarterly operating results for each of the periods presented.

(In Millions, Except Per Share Data)		First Quarter(3)	Second Quarter	Second Quarter	Fourth Quarter

2007	Net sales	$449.7	$499.1	$484.8	$485.3
	Gross margin (1)	152.3	170.4	160.0	163.1
	Net earnings (2)	28.5	36.6	32.3	31.7
	Earnings per share-basic	.44	.57	.50	.50
	Earnings per share-diluted (1)(2)	.43	.56	.50	.50

2006	Net sales	$430.9	$438.2	$424.0	$444.1
	Gross margin (1)	141.7	143.9	137.9	151.2
	Net earnings (1)	23.7	27.9	22.4	25.0
	Earnings per share-basic	.34	.41	.33	.38
	Earnings per share-diluted	.34	.40	.33	.38

2005	Net sales	$357.3	$368.4	$382.4	$407.5
	Gross margin (1)	112.1	120.0	122.9	134.9
	Net earnings (1)(4)(5)	14.3	15.4	16.8	21.6
	Earnings per share-basic	.20	.22	.24	.31
	Earnings per share-diluted (1)(4)(5)	.20	.22	.24	.31

(1)Sum of the quarters does not equal the annual balance reflected in the Consolidated Statements of Operations due to rounding associated with the calculations on an individual quarter basis.
(2) The fourth quarter of fiscal year 2007 includes adjustments to various tax accruals resulting in a reduction of income taxes of $3.4 million or $0.05 diluted earnings per share in the quarter.
(3) The first quarter of fiscal year 2006 included 14 weeks of operations.
(4) The fourth quarter of fiscal year 2005 includes an increase to income tax expense related to cash repatriation, resulting in a decrease to net earnings of $4.4 million or $0.06 diluted earnings per share in the quarter.
(5) The fourth quarter of fiscal year 2005 includes an adjustment to operating expenses of $13.0 million before taxes, related to the company’s GSA reserves. This adjustment reduced operating expenses and increased diluted earnings per share by $0.12 in the quarter.

Consolidated Statements of Operations	Fiscal Years Ended
(In Millions, Except Per Share Data)	June 2, 2007	June 3, 2006	May 28, 2005

Net Sales	$1,918.9	$1,737.2	$1,515.6
Cost of Sales	1,273.0	1,162.4	1,025.8

Gross Margin	645.9	574.8	489.8

Operating Expenses:
Selling, general, and administrative (Note 19)	395.8	371.7	327.7
Design and research (Note 1)	52.0	45.4	40.2

Total Operating Expenses	447.8	417.1	367.9

Operating Earnings	198.1	157.7	121.9

Other Expenses (Income):
Interest expense	13.7	14.0	14.0
Interest and other investment income	(4.1)	(4.9)	(4.6)
Other, net	1.5	1.0	(0.3)

Net Other Expenses	11.1	10.1	9.1

Earnings Before Income Taxes and Minority Interest	187.0	147.6	112.8
Income Tax Expense (Note 15)	57.9	47.7	44.7
Minority Interest, net of income tax expense (Note 3)	—	0.7	0.1

Net Earnings	$129.1	$99.2	$68.0

Earnings Per Share - Basic	$2.01	$1.46	$0.97

Earnings Per Share - Diluted	$1.98	$1.45	$0.96

Consolidated Balance Sheets (In Millions, Except Share and Per Share Data)	June 2, 2007	June 3, 2006

Assets
Current Assets:
Cash and cash equivalents	$76.4	$106.8
Short-term investments (Note 1)	15.9	15.2
Accounts receivable, less allowances of $4.9 in 2007 and $5.0
in 2006	188.1	173.2
Inventories (Note 4)	56.0	47.1
Prepaid expenses and other (Note 5)	48.3	47.9

Total Current Assets	384.7	390.2

Property and Equipment:
Land and improvements	18.9	20.9
Buildings and improvements	137.2	139.1
Machinery and equipment	543.3	523.8
Construction in progress	17.6	23.5

	717.0	707.3
Less: accumulated depreciation	(520.4)	(504.0)

Net Property and Equipment	196.6	203.3

Goodwill	39.1	39.1
Other Assets (Note 6)	45.8	35.4

Total Assets	$666.2	$668.0

Liabilities and Shareholders' Equity
Current Liabilities:
Unfunded checks	$7.4	$6.5
Current maturities of long-term debt (Note 10)	3.0	3.0
Accounts payable	110.5	112.3
Accrued liabilities (Note 7)	163.6	177.6

Total Current Liabilities	284.5	299.4

Long-term Debt, less current maturities (Note 10)	173.2	175.8
Other Liabilities (Note 8)	52.9	54.2

Total Liabilities	510.6	529.4

Minority Interest	0.3	0.2

Shareholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized,
none issued)	—	—
Common stock, $0.20 par value (240,000,000 shares authorized,
62,919,425 and 66,034,452 shares issued and outstanding in
2007 and 2006, respectively)	12.6	13.2
Additional paid-in capital	—	—
Retained earnings	197.8	192.2
Accumulated other comprehensive loss (Note 1)	(51.6)	(63.3)
Key executive deferred compensation	(3.5)	(3.7)

Total Shareholders' Equity	155.3	138.4

Total Liabilities and Shareholders' Equity	$666.2	$668.0

Consolidated Statements of Shareholders' Equity
(In Millions, Except Share Data)	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Key Exec. Deferred Comp.	Total Share-holders' Equity

Balance, May 29, 2004	71,750,979	$14.4	$—	$246.1	$(57.6)	$(8.3)	$194.6

Net earnings	—	—	—	68.0	—	—	68.0
Foreign currency translation adjustment	—	—	—	—	3.9	—	3.9
Minimum pension liability (net of tax of $4.3 million)	—	—	—	—	(10.4)	—	(10.4)
Unrealized holding loss (net of tax of $0.1 million)	—	—	—	—	(0.3)	—	(0.3)

Total comprehensive income							61.2
Cash dividends declared ($.29 per share)	—	—	—	(20.3)	—	—	(20.3)
Exercise of stock options	2,478,810	0.5	56.4	—	—	—	56.9
Employee stock purchase plan	125,845	—	2.9	—	—	—	2.9
Tax benefit relating to stock options	—	—	4.8	—	—	—	4.8
Repurchase and retirement of common stock	(4,877,832)	(1.0)	(64.1)	(66.5)	—	—	(131.6)
Directors' fees	8,187	—	0.2	—	—	—	0.2
Stock grants earned	—	—	—	—	—	1.8	1.8
Stock grants issued	100,000	—	2.6	—	—	(2.6)	—
Deferred compensation plan	—	—	(2.8)	—	—	2.8	—

Balance, May 28, 2005	69,585,989	$13.9	$—	$227.3	$(64.4)	$(6.3)	$170.5

Net earnings	—	—	—	99.2	—	—	99.2
Foreign currency translation adjustment	—	—	—	—	1.2	—	1.2
Minimum pension liability (net of tax of $0.4 million)	—	—	—	—	0.3	—	0.3
Unrealized holding loss (net of tax of $0.2 million)	—	—	—	—	(0.4)	—	(0.4)

Total comprehensive income							100.3
Cash dividends declared ($.305 per share)	—	—	—	(20.6)	—	—	(20.6)
Exercise of stock options	1,451,143	0.3	33.5	—	—	—	33.8
Employee stock purchase plan	114,659	—	3.0	—	—	—	3.0
Tax benefit relating to stock options	—	—	3.7	—	—	—	3.7
Repurchase and retirement of common stock	(5,124,306)	(1.0)	(40.4)	(113.7)	—	—	(155.1)
Directors' fees	6,967	—	0.2	—	—	—	0.2
Restricted stock units earned	—	—	—	—	—	1.1	1.1
Stock grants earned	—	—	—	—	—	1.5	1.5

Balance, June 3, 2006	66,034,452	$13.2	$—	$192.2	$(63.3)	$(3.7)	$138.4

Net earnings	—	—	—	129.1	—	—	129.1
Foreign currency translation adjustment	—	—	—	—	3.3	—	3.3
Pension and post-retirement liability adjustments (net of tax of $33.5 million)	—	—	—	—	58.3	—	58.3
Unrealized holding gain (net of negligible tax)	—	—	—	—	0.1	—	0.1

Total comprehensive income							190.8
Cash dividends declared ($0.328 per share)	—	—	—	(21.0)	—	—	(21.0)
Exercise of stock options	1,886,326	0.4	46.9	—	—	—	47.3
Employee stock purchase plan	102,808	—	3.4	—	—	—	3.4
Tax benefit relating to stock-based compensation	—	—	6.7	—	—	—	6.7
Repurchase and retirement of common stock	(5,116,375)	(1.0)	(61.4)	(102.5)	—	—	(164.9)
Directors' fees	5,637	—	0.2	—	—	—	0.2
Restricted stock units compensation expense	—	—	2.4	—	—	(1.3)	1.1
Restricted stock units released	1,527	—	0.1	—	—	—	0.1
Stock grants compensation expense	—	—	(1.1)	—	—	1.8	0.7
Stock grants issued	5,050	—	—	—	—	—	—
Stock option compensation expense	—	—	2.5	—	—	—	2.5
Deferred compensation plan	—	—	0.3	—	—	(0.3)	0.0
Adjustment to adopt SFAS 158 (net of
tax of $28.2 million)	—	—	—	—	(50.0)	—	(50.0)

Balance, June 2, 2007	62,919,425	$12.6	$—	$197.8	$(51.6)	$(3.5)	$155.3

Consolidated Statements of Cash Flows	Fiscal Years Ended
(In Millions)	June 2, 2007	June 3, 2006	May 28, 2005

Cash Flows from Operating Activities:
Net earnings	$129.1	$99.2	$68.0
Adjustments to reconcile net earnings to net cash provided
by operating activities (Note 18)	8.6	51.2	41.3

Net Cash Provided by Operating Activities	137.7	150.4	109.3

Cash Flows from Investing Activities:
Notes receivable repayments	67.4	67.8	27.9
Notes receivable issued	(66.8)	(65.6)	(27.4)
Short-term investment purchases	(11.5)	(11.6)	(18.7)
Short-term investment sales	11.0	9.8	15.2
Capital expenditures	(41.3)	(50.8)	(34.9)
Proceeds from sales of property and equipment (Note 1)	7.9	1.6	0.4
Proceeds from disposal of owned dealers (Note 2)	—	2.1	—
Net cash paid for acquisitions (Note 2)	(3.5)	—	(0.7)
Other, net	(0.6)	(0.9)	(1.9)

Net Cash Used for Investing Activities	(37.4)	(47.6)	(40.1)

Cash Flows from Financing Activities:
Short-term debt repayments (Note 3)	—	—	(1.5)
Long-term debt repayments	(3.0)	(13.0)	(13.0)
Dividends paid	(20.7)	(20.3)	(20.4)
Common stock issued	50.4	37.0	59.9
Common stock repurchased and retired	(164.9)	(155.1)	(131.6)
Excess tax benefits from stock-based compensation (Note 14)	6.7	—	—

Net Cash Used for Financing Activities	(131.5)	(151.4)	(106.6)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	0.8	1.0	2.6

Net Decrease in Cash and Cash Equivalents	(30.4)	(47.6)	(34.8)
Cash and Cash Equivalents, Beginning of Year	106.8	154.4	189.2

Cash and Cash Equivalents, End of Year	$76.4	$106.8	$154.4

Notes to the Consolidated Financial Statements

1. Significant Accounting and Reporting Policies
The following is a summary of significant accounting and reporting policies not reflected elsewhere in the accompanying financial statements.

Principles of Consolidation
The Consolidated Financial Statements include the accounts of Herman Miller, Inc., and its majority-owned domestic and foreign subsidiaries. The consolidated entities are collectively referred to as the “company.” All intercompany accounts and transactions, including any involving VIEs, have been eliminated in the Consolidated Financial Statements.

Description of Business
The company researches, designs, manufactures and distributes interior furnishings, for use in various environments including office, healthcare, educational, and residential settings, and provides related services that support companies all over the world. The company’s products are sold primarily through independent contract office furniture dealers. Accordingly, accounts and notes receivable in the accompanying balance sheets are principally amounts due from the dealers.

Fiscal Year
The company’s fiscal year ends on the Saturday closest to May 31. Fiscal 2007, the year ending June 2, 2007, contained 52 weeks while the fiscal years ended June 3, 2006 and May 28, 2005, contained 53 and 52 weeks, respectively. These fiscal periods are the basis upon which weekly-average data is presented. An extra week in the company’s fiscal year is required approximately every six years in order to realign its fiscal calendar-end dates with the actual calendar months.

Foreign Currency Translation
The functional currency for foreign subsidiaries is the local currency. The cumulative effect of translating the balance sheet accounts from the functional currency into the United States dollar at fiscal year-end exchange rates, and revenue and expense accounts using average exchange rates for the period, is reflected as a component of accumulated comprehensive income (loss) in the Consolidated Statements of Shareholders’ Equity. The financial statement impact resulting from remeasuring all foreign currency transactions into the appropriate functional currency, which was included in “Other Expenses (Income)” in the Consolidated Statement of Operations, was a negligible gain for the year ended June 2, 2007 and a gain of $0.3 million and $0.2 million for the years ended June 3, 2006, and May 28, 2005, respectively.

Cash Equivalents
The company holds cash equivalents as part of its cash management function. Cash equivalents include money market funds, time deposit investments, and treasury bills with original maturities of less than three months. The carrying value of cash equivalents, which approximates fair value, totaled $22.0 million and $68.3 million as of June 2, 2007, and June 3, 2006, respectively. All cash and cash equivalents are high-credit quality financial instruments, and the amount of credit exposure to any one financial institution or instrument is limited.

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

All marketable security transactions are recognized on the trade date. Realized gains and losses on disposal of available-for-sale investments are included in “Interest and other investment income” in the Consolidated Statements of Operations. Net investment income recognized in the Consolidated Statements of Operations for available-for-sale investments totaled $0.8 million, $0.7 million, and $0.7 million for the years ended June 2, 2007, June 3, 2006, and May 28, 2005, respectively.

The following is a summary of the carrying and market values of the company’s short-term investments as of the dates indicated.

	June 2, 2007
(In Millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value

U.S. Government & Agency Debt	$3.9	$—	$(0.1)	$3.8
Corporate Bonds	6.0	—	(0.1)	5.9
Mortgage-Backed	5.5	—	(0.1)	5.4
Other Debt	0.8	—	—	0.8

Total	$16.2	$—	$(0.3)	$15.9

	June 3, 2006
(In Millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value

U.S. Government & Agency Debt	$2.5	$—	$(0.1)	$2.4
Corporate Bonds	7.8	—	(0.2)	7.6
Mortgage-Backed	4.6	—	(0.1)	4.5
Other Debt	0.7	—	—	0.7

Total	$15.6	$—	$(0.4)	$15.2

Maturities of short-term investments as of June 2, 2007, are as follows.

(In Millions)	Cost	Market Value

Due within one year	$1.4	$1.4
Due after one year through five years	8.0	7.9
Due after five years	6.8	6.6

Total	$16.2	$15.9

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

Inventories
Inventories are valued at the lower of cost or market. The inventories at the majority of the company's manufacturing operations are valued using the last-in, first-out (LIFO) method, whereas inventories of certain other of the company's subsidiaries are valued using the first-in, first-out (FIFO) method. The company establishes reserves for excess and obsolete inventory, based its material movement and judgment for consideration of current events, such as economic conditions, that may affect inventory. Further information on the company's recorded inventory balances can be found in Note 4.

Property, Equipment, and Depreciation
Property and equipment are stated at cost. The cost is depreciated over the estimated useful lives of the assets, using the straight-line method. Estimated useful lives range from 3 to 10 years for machinery and equipment and do not exceed 40 years for buildings. Leasehold improvements are depreciated over the lesser of the lease term or the useful life of the asset, not to exceed 10 years. The company capitalizes certain external and internal costs incurred in connection with the development, testing, and installation of software for internal use. Software for internal use is included in property and equipment and is depreciated over an estimated useful life not exceeding 5 years.

During the first quarter of fiscal 2006, the company finalized the sale of a warehouse/storage facility in West Michigan that the company previously exited. As a result of the sale, the company received proceeds of $0.7 million and recognized a gain on sale of $0.2 million. During the fourth quarter of fiscal 2007, the company completed the sale of its Canton, Georgia facility which was exited in fiscal 2004. The company received net cash consideration of $7.5 million, for assets with a carrying value of $7.5 million. This resulted in a negligible pre-tax gain. As of the end of fiscal 2007, outstanding commitments for future capital purchases approximated $7.7 million.

Long-Lived Assets
The company assesses the recoverability of its long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This assessment is performed whenever events or circumstances such as current and projected future operating losses or changes in the business climate indicate that the carrying amount may not be recoverable. Assets are grouped and evaluated at the lowest level for which there are independent and identifiable cash flows. The company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future undiscounted cash flows (without interest charges) expected to result from the use of the asset. If the carrying amount of the asset exceeds the expected future cash flows, the company measures and records an impairment loss for the excess of the carrying value of the asset over its fair value. The estimation of fair value is made by discounting the expected future cash flows at the rate the company uses to evaluate similar potential investments based on the best information available at that time.

Goodwill and Other Intangible Assets
The company’s recorded goodwill at June 2, 2007 and June 3, 2006, is associated with the North American Furniture Solutions segment, which is described in further detail in Note 20. The company is required to test the carrying value of goodwill for impairment at the “reporting unit” level annually or more frequently if a triggering event occurs under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). As a matter of practice, the company performs the required annual impairment testing of goodwill during the fourth quarter of each fiscal year. The annual testing performed each year indicated the present value of discounted cash flows of the reporting unit exceeded the recorded carrying value of the company’s goodwill assets, and accordingly no impairment charge was required for the years ending June 2, 2007, June 3, 2006, and May 28, 2005. In addition, the carrying amount of goodwill during fiscal years 2007 and 2006 did not change.

SFAS 142 also requires the company to evaluate its acquired intangible assets to determine whether any have “indefinite useful lives.” Under this accounting standard, intangible assets with indefinite useful lives, if any, are not subject to amortization. The company has not classified any of its other intangible assets as having indefinite useful lives and, accordingly, amortizes them over their remaining useful lives. The company amortizes its other intangible assets using the straight-line method over periods ranging from 5 to 17 years.

Other intangible assets are comprised of patents, trademarks, and intellectual property rights with a combined gross carrying value and accumulated amortization of $14.9 million and $5.5 million, respectively as of June 2, 2007. As of June 3, 2006, these amounts totaled $10.9 million and $4.8 million, respectively.

Estimated amortization expense for existing intangible assets as of June 2, 2007, for each of the succeeding five fiscal years is as follows.

(In Millions)

2008	$1.8
2009	1.7
2010	1.3
2011	1.3
2012	1.2

Notes Receivable
The notes receivable are primarily from certain independent contract office furniture dealers. These notes are the result of dealers in transition either through a change in ownership or general financial difficulty. The notes generally are collateralized by the assets of the dealers and bear interest based on the prevailing prime rate. Recorded reserves are based on historical credit experience, collateralization levels, and the specific identification of other potential collection problems. Interest income relating to these notes in fiscal years 2007, 2006, and 2005 totaled $0.4 million for each year.

Unfunded Checks
As a result of maintaining a consolidated cash management system, the company utilizes controlled disbursement bank accounts. These accounts are funded as checks are presented for payment, not when checks are issued. Any resulting book overdraft position is included in current liabilities as unfunded checks.

Self-Insurance
The company is partially self-insured for general liability, workers’ compensation, and certain employee health benefits under insurance arrangements that provide for third-party coverage of claims exceeding the company’s loss retention levels. The company’s retention levels designated within significant insurance arrangements as of June 2, 2007, are as follows.

Retention Level

General Liability and Auto Liability/Physical Damage	$1.00 million per occurrence
Workers' Compensation and Property	$0.75 million per occurrence
Health Benefits	$0.20 million per employee

The company’s policy is to accrue amounts equal to the actuarially determined liabilities for loss and loss adjustment expenses, which are included in “Other Liabilities” in the Consolidated Balance Sheets. The actuarial valuations are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as legal actions, medical costs, and changes in actual experience could cause these estimates to change in the near term. The general and workers’ compensation liabilities are managed through the company’s wholly-owned insurance captive.

Research, Development, and Other Related Costs
Research, development, pre-production, and start-up costs are expensed as incurred. Research and development (R&D) costs consist of expenditures incurred during the course of planned search and investigation aimed at discovery of new knowledge useful in developing new products or processes. R&D costs also include the significant enhancement of existing products or production processes and the implementation of such through design, testing of product alternatives, or construction of prototypes. Royalty payments made to designers of the company’s products as the products are sold are not included in research and development costs, as they are a variable cost based on product sales. Research and development costs included in “Design and Research” expense in the accompanying Consolidated Statements of Operations were $42.1 million, $36.7 million, and $32.7 million, in fiscal 2007, 2006, and 2005, respectively.

Advertising Costs
Advertising costs are expensed as incurred and are included in “Selling, general, and administrative” expense in the accompanying Consolidated Statements of Operations. Advertising costs were $3.2 million, $3.2 million, and $2.7 million, in fiscal 2007, 2006, and 2005, respectively.

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

Stock-Based Compensation
The company has several stock-based compensation plans, which are described fully in Note 14. In December 2004, the FASB issued a revision of SFAS No. 123, “Share-Based Payment” (SFAS 123(R)), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The company adopted the provisions of SFAS 123(R) in the first quarter of fiscal 2007. Refer to the New Accounting Standards section of this Note, for further information regarding this new accounting standard and its application to the company.

Prior to the adoption of SFAS 123(R), the company accounted for its stock-based compensation plans under the recognition and measurement principles of APB 25 and related Interpretations. Under this method, compensation expense related to stock options was recognized only if the market price of the stock, underlying an award on the date of grant, exceeded the related exercise price. Expense attributable to certain stock-based awards, such as restricted stock grants and restricted stock units, was recognized in the company’s reported results under APB 25.

Earnings per Share
Basic earnings per share (EPS) excludes the dilutive effect of common shares that could potentially be issued, due to the exercise of stock options or the vesting of restricted shares, and is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted EPS for fiscal years 2007, 2006, and 2005, was computed by dividing net earnings by the sum of the weighted-average number of shares outstanding, plus all dilutive shares that could potentially be issued. Refer to Note 13, for further information regarding the computation of EPS.

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

Comprehensive Income/(Loss)
The company’s comprehensive income (loss) consists of net earnings, foreign currency translation adjustments, pension and post-retirement liability adjustments, and unrealized holding gains (losses) on “available-for-sale” investments. The components of “Accumulated Other Comprehensive Loss” in each of the last three fiscal years are as follows.

(In Millions)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Liability Adjustments (net of tax)	Unrealized Holding Period Gains (Losses) (net of tax)	Total Accumulated Other Comprehensive Income (Loss)

Balance, May 29, 2004	$(7.9)	$(50.1)	$0.4	$(57.6)
Other comprehensive
gain/(loss) in fiscal 2005	3.9	(10.4)	(0.3)	(6.8)

Balance, May 28, 2005	(4.0)	(60.5)	0.1	(64.4)
Other comprehensive
gain/(loss) in fiscal 2006	1.2	0.3	(0.4)	1.1

Balance, June 3, 2006	(2.8)	(60.2)	(0.3)	(63.3)
Other comprehensive gain in
fiscal 2007	3.3	58.3	0.1	61.7
Adjustments to adopt SFAS
No. 158 (1)	—	(50.0)	—	(50.0)

Balance, June 2, 2007	$0.5	$(51.9)	$(0.2)	$(51.6)

(1) See discussion relative to the adoption of SFAS 158 below under New Accounting Standards in this footnote

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

Change in Accounting Estimate
In fiscal 2005, pretax operating expenses were reduced by $13.0 million due to reserve reductions resulting from an internal evaluation of reserves on open contract years with the General Services Administration (GSA). This evaluation was prompted by a settlement reached with the GSA during the fourth quarter of fiscal 2005 concerning a prior contract audit. The effect of this adjustment on fiscal 2005 Earnings Per Share – Diluted was an increase of approximately $0.12. Refer to Note 19 for further discussion regarding this settlement.

Variable Interest Entities
The company has provided subordinated debt to and/or guarantees on behalf of certain independent contract furniture dealerships. These relationships constitute variable interests under the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46(R)). At June 2, 2007 and June 3, 2006, the company was not considered the primary beneficiary of any such dealer relationships as defined by FIN 46(R) and therefore, no entities were included as Variable Interest Entities (VIEs) as of these dates. Refer to Note 3 for further discussion regarding VIEs.

The risks and rewards associated with the company’s interests in these dealerships are primarily limited to its outstanding loans and guarantee amounts. As of June 2, 2007 and June 3, 2006, the company’s maximum exposure to potential losses related to outstanding loans to these dealerships totaled $4.0 million and $4.6 million, respectively. Information on the company’s exposure related to outstanding loan guarantees provided to such entities is included in Note 19.

New Accounting Standards
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that fixed production overhead expenses be allocated to inventory based on the “normal capacity” of the production facilities. The company adopted SFAS 151 in the first quarter of fiscal 2007, and the resulting impact on its Consolidated Financial Statements was not material.

In December 2004, the FASB issued a revision of SFAS No. 123, “Share-Based Payment” (SFAS 123(R)), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement focuses primarily on transactions in which an entity obtains employee services in exchange for share-based payments. Under SFAS 123(R), a public entity generally is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with such cost recognized over the requisite service period. This new accounting treatment is also required for any share-based payments to the company’s Board of Directors. SFAS 123(R) also requires an entity to provide certain disclosures in order to assist in understanding the nature of share-based payment transactions and the effects of those transactions on the financial statements. The company adopted the provisions of SFAS 123(R) in the first quarter of fiscal 2007. Further information regarding the company’s method of adoption and the resulting impact on net earnings and earnings per share is provided in Note 14.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48). This Interpretation clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the company’s Consolidated Financial Statements. The Interpretation also provides guidance for the measurement and classification of tax positions, interest and penalties, and requires additional disclosure on an annual basis. The company plans to adopt the provisions of the Interpretation effective June 3, 2007, as required. The company has not yet determined the effect the adoption of the Interpretation will have on the financial position of the company but does not anticipate a material impact. Any difference between the amounts recognized in the company’s Consolidated Financial Statements prior to the adoption of the Interpretation and the amounts reported after the adoption will be accounted for as a cumulative-effect adjustment recorded in the beginning balance of retained earnings on June 3, 2007 and will not require restatement of prior periods.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). This new standard establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards that permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. The company is required to adopt this new accounting guidance at the beginning of fiscal 2009. While the company is currently evaluating the provisions of SFAS 157, the adoption is not expected to have a material impact on its Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158). SFAS 158 amends SFAS No. 87 “Employers’ Accounting for Pensions,” SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other than Pensions” and SFAS 132 “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The amendments retain most of the existing measurement and disclosure guidance and will not change the amounts recognized in the company’s Consolidated Statement of Operations. SFAS 158 requires companies to recognize a net asset or liability with an offset to equity, by which the defined-benefit postretirement obligation is over-funded or under-funded. SFAS 158 requires prospective application, and the recognition and disclosure requirements are effective for the company’s annual financial statements for the fiscal year ending June 2, 2007. Further information regarding the company’s method of adoption and the resulting impact to its financial statements is provided in Note 12.

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

During the first quarter of fiscal 2006, the company completed the sale of two wholly owned contract furniture dealerships: Workplace Resource based in Cleveland, Ohio, and WB Wood based in New York, New York. The sale of these dealerships corresponds with the company’s strategy to continue pursuing opportunities to transition its owned dealerships to independent owners, as it is believed that independent ownership of contract furniture dealers is generally the best model for a strong distribution network. The company ceased consolidation of the dealerships’ balance sheets and results of operations since the respective dates of sale. In connection with these sale transactions, the company received total consideration of $5.7 million, of which $2.1 million represented cash proceeds, for net assets with a carrying value of $5.4 million. This resulted in a pre-tax gain on sale of $0.3 million, which is reflected as an offset to “Selling, general, and administrative” expenses in the Consolidated Statements of Operations.

During the fourth quarter of fiscal 2007, Convia, a subsidiary of Herman Miller, Inc. acquired a technology company for $3.5 million in cash. The intellectual property acquired in connection with this transaction is intended to enhance the functionality of Convia’s product offering.

3. Variable Interest Entities
At the end of fiscal year 2004, when the company adopted FIN 46(R), the company qualified as the “primary beneficiary” in certain of these relationships. This required the company to include the financial statements of these qualifying VIEs in its Consolidated Financial Statements. Since that time, triggering events occurred which allowed the company to cease the consolidation of these VIE financial statements. At June 2, 2007, the company was not considered the primary beneficiary in any of its independent dealer financing relationships.

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

During the first quarter of fiscal 2006, a qualifying triggering event occurred with a VIE which resulted in reconsideration under FIN 46(R). Based on this reconsideration, it was determined that the company was no longer considered the primary beneficiary. Accordingly, the company ceased consolidation of the independent dealership’s financial statements. This resulted in a pre-tax loss of $0.1 million which is reflected in “Other Expenses (Income)” in the Consolidated Statement of Operations in fiscal 2006.

Consolidation of the VIE during the first quarter of fiscal 2006 increased the company’s net sales by $6.8 million. Net earnings for the same period were not significantly affected, excluding the loss on ceasing consolidation, as the resulting earnings were primarily attributed to minority interest of $0.7 million.

4. Inventories

(In Millions)	June 2, 2007	June 3, 2006

Finished goods	$27.6	$22.5
Work in process	14.3	12.7
Raw materials	14.1	11.9

Total	$56.0	$47.1

Inventories are valued at the lower of cost or market and include material, labor, and overhead. The inventories of the majority of domestic manufacturing subsidiaries are valued using the last-in, first-out method (LIFO). The inventories of all other subsidiaries are valued using the first-in, first-out method. Inventories valued using LIFO amounted to $21.6 million and $18.2 million as of June 2, 2007 and June 3, 2006, respectively. If all inventories had been valued using the first-in, first-out method, inventories would have been $12.1 million and $11.1 million higher than reported at June 2, 2007 and June 3, 2006, respectively.

5. Prepaid Expenses and Other

(In Millions)	June 2, 2007	June 3, 2006

Deferred income taxes (Note 15)	$10.4	$16.3
Taxes	5.2	2.3
Other	32.7	29.3

Total	$48.3	$47.9

6. Other Assets

(In Millions)	June 2, 2007	June 3, 2006

Notes receivable, less allowance of $1.9 in 2007 and $2.6 in 2006	$2.0	$2.0
Pension intangible (Note 12)	—	1.4
Prepaid pension benefits (Note 12)	9.8	—
Other intangibles, net (Note 1)	9.4	6.1
Deferred income taxes (Note 15)	3.2	4.8
Other	21.4	21.1

Total	$45.8	$35.4

7. Accrued Liabilities

(In Millions)	June 2, 2007	June 3, 2006

Compensation and employee benefits	$95.0	$97.4
Income taxes (Note 15)	2.0	10.6
Other taxes	7.6	8.4
Unearned revenue	13.3	15.3
Warranty reserves (Note 19)	14.6	14.9
Charitable contributions	2.2	1.6
Customer advances	4.1	3.2
Other	24.8	26.2

Total	$163.6	$177.6

8. Other Liabilities

(In Millions)	June 2, 2007	June 3, 2006

Pension benefits (Note 12)	$5.1	$15.2
Post-retirement benefits (Note 12)	17.3	8.4
Other	30.5	30.6

Total	$52.9	$54.2

9. Notes Payable
The company has available an unsecured revolving credit facility that provides for $150 million of borrowings and expires in October 2009. The agreement has an accordion feature enabling the credit facility to be increased by an additional $50 million, subject to certain conditions. Outstanding borrowings under the agreement bear interest at rates based on the prime, certificates of deposit, LIBOR, or negotiated rates as outlined in the agreement. Interest is payable periodically throughout the period a borrowing is outstanding. As of June 2, 2007, and June 3, 2006, the only usage against this facility is related to outstanding standby letters of credit totaling approximately $13.1 million and $13.2 million, respectively.

10. Long-Term Debt

(In Millions)	June 2, 2007	June 3, 2006

Series C senior notes, 6.52%, due March 5, 2008	$3.0	$6.0
Debt securities, 7.125%, due March 15, 2011	175.0	175.0
Fair value of interest rate swap arrangements	(1.8)	(2.2)

Subtotal	176.2	178.8
Less: current portion	3.0	3.0

Total	$173.2	$175.8

The company previously issued $100.0 million of senior notes in a private placement to seven insurance companies of which $3.0 million and $6.0 million was outstanding at June 2, 2007, and June 3, 2006, respectively.

Provisions of the senior notes and the unsecured senior revolving credit facility restrict, without prior consent, the company’s borrowings, long-term leases, and sale of certain assets. In addition, the company has agreed to maintain certain financial performance ratios, which are based on earnings before taxes, interest expense, depreciation and amortization. At June 2, 2007 and June 3, 2006, the company was in compliance with all of these restrictions and performance ratios.

On March 6, 2001, the company sold publicly registered debt securities totaling $175 million. These notes mature on March 15, 2011, and bear an annual interest rate of 7.125 percent, with interest payments due semi-annually.

Annual maturities of long-term debt for the five fiscal years subsequent to June 2, 2007, are as follows.

(In Millions)

	2008	$3.0
	2009	$—
	2010	$—
	2011	$175.0
	2012	$—
	Thereafter	$—

The above amounts exclude the recorded fair value of the company’s interest rate swap arrangements, which had a combined fair value of negative $1.8 million as of June 2, 2007. Additional information regarding interest rate swaps is provided in Note 17.

11. Operating Leases
The company leases real property and equipment under agreements that expire on various dates. Certain leases contain renewal provisions and generally require the company to pay utilities, insurance, taxes, and other operating expenses.

Future minimum rental payments required under operating leases that have non-cancelable lease terms as of June 2, 2007, are as follows.

(In Millions)
	2008	$18.8
	2009	$14.0
	2010	$10.2
	2011	$7.7
	2012	$4.9
	Thereafter	$9.2

Total rental expense charged to operations was $24.8 million, $25.6 million, and $26.3 million, in fiscal 2007, 2006, and 2005, respectively. Substantially all such rental expense represented the minimum rental payments under operating leases.

12. Employee Benefit Plans
The company maintains plans that provide retirement benefits for substantially all employees.

Pension Plans and Post-Retirement Medical and Life Insurance
The principal domestic retirement plan is a defined-benefit plan with benefits determined by a cash balance calculation. Benefits under this plan are based upon an employee’s years of service and earnings. The company also offers certain employees retirement benefits under other domestic defined benefit plans, one of which covers employees subject to a collective bargaining arrangement. The company provides healthcare and life insurance benefits to employees who retired from service on or before a qualifying date in 1998. As of the qualifying date, the company discontinued offering post-retirement medical and life insurance benefits to future retirees. Benefits to qualifying retirees under this plan are based on the employee’s years of service and age at the date of retirement.

In addition to the domestic pension and retiree healthcare and life insurance plans, one of the company’s wholly owned foreign subsidiaries has a defined-benefit pension plan based upon an average final pay benefit calculation.

The measurement date for the company’s principal domestic and international pension plans as well as its post-retirement medical and life insurance plan is the last day of the fiscal year.

As discussed in Note 1 under New Accounting Standards, the Company adopted the provisions of SFAS No. 158 as of June 2, 2007. SFAS No. 158 requires recognition of the overfunded or underfunded status of defined benefit plans as an asset or liability. As a result of the adoption, the company recognized in its June 2, 2007 consolidated balance sheet, an additional $78.2 million liability with corresponding changes in accumulated other comprehensive income and deferred taxes of $50.0 million and $28.2 million, respectively. The adoption of SFAS No. 158 did not require a restatement of prior periods.

Benefit Obligations and Funded Status
The following table presents, for the fiscal years noted, a summary of the changes in the projected benefit obligation, plan assets, and funded status of the company’s domestic and international pension plans and post-retirement plan.

	Pension Benefits				Post-Retirement Benefits

	2007		2006		2007	2006

(In Millions)	Domestic	International	Domestic	International

Change in benefit obligation:
Benefit obligation at beginning of year	$255.9	$73.4	$255.7	$58.3	$16.1	$17.8
Service cost	8.8	2.2	8.3	1.7	—	—
Interest cost	16.0	3.7	14.3	3.1	1.0	1.0
Foreign exchange impact	—	3.9	—	2.2	—	—
Actuarial (gain)/loss	7.5	(4.8)	(5.1)	8.5	1.4	(1.1)
Employee contributions	—	0.5	—	0.4	—	—
Benefits paid	(13.7)	(1.0)	(17.3)	(0.8)	(1.2)	(1.6)

Benefit obligation at end of year	$274.5	$77.9	$255.9	$73.4	$17.3	$16.1

Change in plan assets:
Fair value of plan assets at beginning of year	$252.1	$54.5	$231.8	$41.9	$—	$—
Actual return on plan assets	44.3	10.7	17.4	6.8	—	—
Foreign exchange impact	—	3.3	—	1.7	—	—
Employer contributions	1.6	4.8	20.2	4.5	1.2	1.6
Employee contributions	—	0.5	—	0.4	—	—
Benefits paid	(13.7)	(1.0)	(17.3)	(0.8)	(1.2)	(1.6)

Fair value of plan assets at end of year	284.3	72.8	252.1	54.5	—	—

Over (under) funded status at end of year	$9.8	$(5.1)	$(3.8)	$(18.9)	$(17.3)	$(16.1)

Unrecognized transition amount			$—	$0.1		$—
Unrecognized net actuarial loss			92.0	24.6		7.3
Unrecognized prior service cost			(14.0)	—		0.4

Prepaid (accrued) benefit cost			$74.2	$5.8		$(8.4)

The components of the amounts recognized in the Consolidated Balance Sheets are as follows.

	Pension Benefits				Post-Retirement Benefits

	2007		2006		2007	2006

(In Millions)	Domestic	International	Domestic	International

Non-current assets	$9.8	$—	$1.3	$0.1	$—	$—
Non-current liabilities	—	(5.1)	(3.8)	(11.4)	(17.3)	(8.4)

	$9.8	$(5.1)	$(2.5)	$(11.3)	$(17.3)	$(8.4)

The accumulated benefit obligation for the company’s domestic employee benefit plans totaled $274.5 million and $255.9 million as of the end of fiscal years 2007 and 2006, respectively. For its international plans, these amounts totaled $69.5 million and $65.8 million as of the same dates, respectively.

The components of the amounts recognized in accumulated other comprehensive loss before the effect of income taxes are as follows.

	Pension Benefits				Post-Retirement Benefits

	2007		2006		2007	2006

(In Millions)	Domestic	International	Domestic	International

Unrecognized net actuarial loss	$2.9	$—	$76.7	$17.1	$—	$—
Adjustments to adopt SFAS 158:
Additional unrecognized net
actuarial loss	68.6	12.9	—	—	8.0	—
Unrecognized prior service cost	(11.7)	—	—	—	0.3	—
Unrecognized transition amount	—	0.1	—	—	—	—

	$59.8	$13.0	$76.7	$17.1	$8.3	$—

Components of Net Periodic Benefit Costs
The following table is a summary of the annual cost of the company’s pension and post-retirement plans.

	Pension Benefits			Post-Retirement Benefits

(In Millions)	2007	2006	2005	2007	2006	2005

Domestic:
Service cost	$8.8	$8.3	$8.0	$—	$—	$—
Interest cost	16.0	14.3	14.9	1.0	1.0	1.0
Expected return on plan assets	(21.2)	(21.1)	(22.3)	—	—	—
Net amortization (gain)/loss	2.5	2.0	(1.0)	0.8	0.6	0.6

Net periodic benefit cost (credit)	$6.1	$3.5	$(0.4)	$1.8	$1.6	$1.6

International:
Service cost	$2.2	$1.7	$1.6
Interest cost	3.7	3.1	2.7
Expected return on plan assets	(4.3)	(3.4)	(3.4)
Net amortization	1.6	1.0	0.3

Net periodic benefit cost	$3.2	$2.4	$1.2

Total net periodic benefit cost	$9.3	$5.9	$0.8	$1.8	$1.6	$1.6

The net prior service credit and actuarial loss included in accumulated other comprehensive income expected to be recognized in net periodic benefit cost during fiscal 2008 is $(2.1) million ($(1.3) million, net of tax) and $6.2 million ($4.0 million, net of tax), respectively.

In connection with the initial adoption of FASB Staff Position 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003,” (FSP 106-2) on August 29, 2004, and the finalization of the Medicare Part D Prescription Drug Rules on January 28, 2005, the company determined that its retiree healthcare plan provides a benefit that is actuarially equivalent to that provided in Medicare Part D coverage and remeasured its plans’ accumulated post-retirement benefit obligation (APBO) to incorporate applicable effects of the Act since its date of enactment. The remeasurements were taken in the second quarter and third quarter of fiscal 2005, which resulted in a reduction to the APBO for the subsidy related to benefits attributed to past service. This reduction in the APBO was accounted for as an actuarial experience gain. As permitted under FSP 106-2, the company elected to apply the results of the remeasurements prospectively. As such, the gain has been included in the total unrecognized net actuarial loss for the plan and will be accounted for through amortization in future periods as a reduction of net periodic benefit cost.

As of May 28, 2005, the recognition of the Medicare Act subsidy reduced the APBO by $3.3 million. The following summarizes the effects of the Medicare Act subsidy on net periodic post-retirement benefit cost in fiscal year 2005 since the adoption of FSP 106-2 in the second quarter.

(In Millions)	2005

Amortization of the actuarial experience gain	$(0.2)
Reduction in interest costs	(0.2)

Total reduction in net periodic benefit cost	$(0.4)

Actuarial Assumptions
The weighted-average actuarial assumptions used to determine the benefit obligation amounts as of the end of the fiscal year for our pension plans and post-retirement plans are as follows.

	2007		2006		2005

	U.S.	International	U.S.	International	U.S.	International

Discount rate	6.00	5.50	6.50	5.00	5.75	5.25
Compensation increase rate	4.50	4.50	4.50	4.25	4.50	4.25

The weighted-average actuarial assumptions used to determine the net periodic benefit cost are established at the end of the previous fiscal year for the subsequent fiscal years as follows.

	2007		2006		2005

	U.S.	International	U.S.	International	U.S.	International

Discount rate	6.50	5.00	5.75	5.25	6.50	5.75
Compensation increase rate	4.50	4.25	4.50	4.25	4.50	4.25
Expected return on plan assets	8.50	7.75	8.50	8.00	8.50	8.00

In calculating post-retirement benefit obligations, a 10 percent annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2007, decreasing gradually to 5.0 percent by 2014 and remaining at that level thereafter. For purposes of calculating post-retirement benefit costs, a 9.0 percent annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2007, decreasing gradually to 5.0 percent by 2010 and remaining at that level thereafter.

Assumed health care cost-trend rates have a significant effect on the amounts reported for retiree health care costs. A one-percentage-point change in the assumed health care cost-trend rates would have the following effects:

(In Millions)	1 Percent Increase	1 Percent Decrease

Effect on total fiscal 2007 service and interest cost components	$0.1	$(0.	1)
Effect on post-retirement benefit obligation at June 2, 2007	$1.3	$(1.	1)

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

The asset allocation for the company’s primary pension plans at the end of fiscal 2007 and 2006 and the target allocation by asset category are as follows:

Primary Domestic Plan

(Percentages)	Targeted Asset Allocation	Actual Percentage of Plan Assets at Year-End

Asset Category		2007	2006

Equities	59 - 80	77.7	72.9
Fixed Income	20 - 28	21.7	24.3
Other (1)	0 - 5	0.6	2.8

Total		100.0	100.0

Primary International Plan

(Percentages)	Targeted Asset Allocation	Actual Percentage of Plan Assets at Year-End

Asset Category		2007	2006

Equities	60 - 90	83.9	86.7
Fixed Income	10 - 30	8.8	8.6
Other (1)	0 - 10	3.5	1.7
Real Estate	0	3.8	3.0

Total		100.0	100.0

(1) Primarily includes cash and equivalents.
(2) Represents a newly established target. Actual asset allocation will continue to be adjusted during FY 2008.

Cash Flows
The company is currently determining what voluntary pension plan contributions, if any, will be made in fiscal 2008. Actual contributions will be dependent upon investment returns, changes in pension obligations, and other economic and regulatory factors.

The following represents a summary of the benefits expected to be paid by the company in future fiscal years. These expected benefits were estimated based on the same actuarial valuation assumptions that were used to determine benefit obligations at year-end.

(In Millions)

		Post-Retirement Benefits

	Pension Benefits	Before Medicare Act Subsidy	Effects of Medicare Act Subsidy	After Medicare Act Subsidy

Domestic:
2008	$20.7	$1.9	$(0.3)	$1.6
2009	21.7	1.9	(0.3)	1.6
2010	23.1	1.9	(0.3)	1.6
2011	23.3	2.0	(0.4)	1.6
2012	19.6	2.0	(0.4)	1.6
2013-2017	114.7	9.1	(1.8)	7.3

International:
2008	$1.0
2009	1.1
2010	1.2
2011	1.3
2012	1.4
2013-2017	8.7

Profit Sharing and 401(k) Plan
Herman Miller, Inc. has a trusteed profit sharing plan that includes substantially all domestic employees. These employees are eligible to begin participating on their date of hire. The plan provides for discretionary contributions (payable in the company’s common stock) of not more than 6.0 percent of employees’ wages based on the company’s financial performance. The cost of the company’s profit sharing contributions charged against operations in fiscal 2007, 2006, and 2005, was $12.2 million, $13.9 million, and $8.8 million, respectively.

The company matches 50 percent of employee contributions to their 401(k) accounts up to 6.0 percent of their pay. The cost of the company’s matching contributions charged against operations was approximately $6.6 million, $6.7 million, and $6.0 million, in fiscal 2007, 2006, and 2005, respectively.

13. Common Stock and Per Share Information
The following table reconciles the numerators and denominators used in the calculations of basic and diluted EPS for each of the last three fiscal years.

(In Millions, Except Shares)	2007	2006	2005

Numerators:
Numerators for both basic and diluted EPS, net
earnings	$129.1	$99.2	$68.0

Denominators:
Denominators for basic EPS, weighted-average
common shares outstanding	64,318,034	67,861,900	70,174,618
Potentially dilutive shares resulting from stock
plans	743,236	639,239	654,409

Denominator for diluted EPS	65,061,270	68,501,139	70,829,027

Options to purchase 710,516 shares, 369,817 shares, and 676,170 shares of common stock have not been included in the denominator for the computation of diluted earnings per share for the fiscal years ended June 2, 2007, June 3, 2006, and May 28, 2005, respectively, because they were anti-dilutive.

14. Stock-Based Compensation
The company utilizes equity-based compensation incentives as a component of its employee and non-employee director and officer compensation philosophy. Currently, these incentives consist principally of stock options, restricted stock and restricted stock units. The company also offers a discounted stock purchase plan for its domestic and international employees. The Company issues shares in connection with its share-based compensation plans from authorized, but unissued, shares.

Valuation and Expense Information
In December 2004, the FASB issued a revision of SFAS No. 123, “Share-Based Payment” (SFAS 123(R)), which supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). SFAS 123(R) generally requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on their grant-date fair market value and to recognize this cost over the requisite service period. The company adopted SFAS 123(R) as of the beginning of its 2007 fiscal year, using the modified prospective method. Under this method, compensation expense recognized by the company in fiscal 2007, included: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of June 3, 2006, based on the grant-date fair value estimate in accordance with the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” and (b) compensation cost for all stock-based payments granted subsequent to June 3, 2006, based on the grant-date fair value estimated in accordance with SFAS 123(R). Results of prior periods have not been restated.

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

The company classifies pre-tax stock-based compensation expense primarily within “Operating Expenses” in the Consolidated Statements of Operations. Related expenses charged to “Cost of Sales” are not material. For the year ended June 2, 2007, pre-tax compensation expense for all types of stock-based programs and the related income tax benefit recognized was $4.9 million and $1.6 million, respectively. As a result of adopting SFAS 123(R) at the beginning of fiscal 2007, the company’s reported pre-tax stock-based compensation expense for the year ended June 2, 2007, was approximately $3.0 million higher than it would have been under APB 25. The incremental stock-based compensation expense effectively reduced basic and diluted earnings per share in fiscal 2007, by $0.03 each.

The following table reconciles reported net earnings and per share information to pro forma net earnings and per share information that would have been reported if the fair value method had been used to account for stock-based employee compensation in fiscal years 2006 and 2005.

(In Millions, Except Per Share Data)

	2006	2005

Net earnings, as reported	$99.2	$68.0

Addback: Total stock-based employee compensation expense
included in net earnings, as reported, net of related tax
effects	1.6	1.1

Less: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects	(3.4)	(7.2)

Pro forma net earnings	$97.4	$61.9

Earnings per share:
Basic, as reported	$1.46	$0.97
Basic, pro forma	$1.44	$0.88
Diluted, as reported	$1.45	$0.96
Diluted, pro forma	$1.42	$0.87

As of June 2, 2007, total pre-tax stock-based compensation cost not yet recognized related to non-vested awards was approximately $7.1 million. The weighted-average period over which this amount is expected to be recognized is 2.29 years.

The company estimated the fair value of employee stock options on the date of grant using the Black-Scholes model. In determining these values, the following weighted-average assumptions were used for the periods indicated.

	2007	2006 (5)	2005 (5)

Risk-free interest rates (1)	4.33-4.95%	3.72-4.38%	2.04-3.42%
Expected term of options (2)	1.7-5.0 years	1.6-5.0 years	1.2-4.0 years
Expected volatility (3)	28%	30%	28-31%
Dividend yield (4)	1.0%	1.0%	1.0%
Weighted-average grant-date fair value of
stock options:
Granted with exercise prices equal to the
fair market value of the stock on the
date of grant	$9.38	$7.68	$5.68
Granted with exercise prices greater than
the fair market value of the stock on the
date of grant	$7.48	$8.02	N/A

(1)	Represents the U.S. Treasury yield over the same period as the expected option term.
(2)	Represents the period of time that options granted are expected to be outstanding. Based on analysis of historical option exercise activity, the company has determined that all employee groups exhibit similar exercise and post-vesting termination behavior.
(3)	Amount is determined based on analysis of historical price volatility of the company’s common stock over a period equal to the expected term of the options. The company also utilizes a market-based or “implied volatility” measure, on exchange-traded options in the company’s common stock, as a reference in determining this assumption.
(4)	Represents the company’s estimated cash dividend yield over the expected term of options.
(5)	Assumptions used for pro forma purposes.

Stock-based compensation expense recognized in the Consolidated Statements of Operations for the year ended June 2, 2007, has been reduced for estimated forfeitures, as it is based on awards ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the company’s pro forma information, which was required under SFAS No. 123 for the periods prior to fiscal 2007, the company accounted for forfeitures as they occurred. The cumulative effect of the change in accounting for forfeitures was not material.

Adoption of SFAS 123(R) also affected the presentation of cash flows. The change is related to tax benefits arising from tax deductions that exceed the amount of compensation expense recognized (excess tax benefits) in the financial statements. For the year ended June 2, 2007, cash flows from operating activities were reduced by $6.7 million and cash flows from financing activities were increased by $6.7 million from amounts that would have been reported if the company had not adopted SFAS 123(R). For the years ended June 3, 2006 and May 28, 2005, the amount of tax benefits arising from tax deductions exceeding the amount of compensation expense included in cash flows from operating activities was $3.7 million and $4.8 million, respectively.

Employee Stock Purchase Program
Under the terms of the company’s Employee Stock Purchase Plan, 4 million shares of authorized common stock were reserved for purchase by plan participants at 85.0 percent of the market price. The company recognized $0.5 million of pre-tax compensation expense related to employee stock purchases for the fiscal year ended June 2, 2007.

Stock Option Plans
The company has stock option plans under which options to purchase the company’s stock are granted to employees and non-employee directors and officers at a price not less than the market price of the company’s common stock on the date of grant. All options become exercisable between one year and three years from date of grant and expire two to ten years from date of grant. The options are subject to graded vesting with the related compensation expense recognized on a straight-line basis over the requisite service period. At June 2, 2007, there were 6.2 million shares available for future options.

The following is a summary of the transactions under the company’s stock option plans.

	Shares Under Option	Weighted-Average Exercise Prices	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Millions)

Outstanding at May 29, 2004	7,857,838	$24.14	4.29	$9.7
Granted at Market	249,761	$26.34
Granted>Market	—	—
Exercised	(2,478,810)	$22.94
Forfeited	(245,777)	$27.55

Outstanding at May 28, 2005	5,383,012	$24.64	3.93	$27.9
Granted at Market	110,010	$28.36
Granted>Market	356,713	$33.51
Exercised	(1,451,143)	$23.30
Forfeited	(67,884)	$31.56

Outstanding at June 3, 2006	4,330,708	$25.80	3.88	$20.8
Granted at Market	94,205	$34.87
Granted>Market	385,286	$30.54
Exercised	(1,886,326)	$25.01
Forfeited	(63,751)	$29.72

Outstanding at June 2, 2007	2,860,122	$27.18	4.82	$26.8

Ending vested + Expected to vest	2,814,562	$27.10	4.76	$26.6
Exercisable at end of period	2,184,029	$25.65	3.79	$23.8

Pre-tax compensation expense related to these options totaled $2.5 million for fiscal 2007. On a pro forma basis, compensation expense related to these options totaled $1.6 million and $8.8 million, for fiscal 2006 and 2005, respectively.

The total pre-tax intrinsic value of options exercised during fiscal 2007, 2006 and 2005 was $19.8 million, $11.5 million and $14.4 million, respectively. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the company’s closing stock price as of the end of the period presented, which would have been received by the option holders had all option holders exercised in-the-money options as of that date.

The following is a summary of stock options outstanding at June 2, 2007.

	Outstanding Stock Options			Exercisable Stock Options

Range of Exercise Price	Shares	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Exercise Prices	Shares	Weighted-Average Exercise Prices

$16.29-25.00	1,122,542	4.04	$23.36	1,122,542	$23.36
$25.06-29.75	957,289	3.06	$27.48	957,289	$27.48
$30.54-38.13	780,291	8.12	$32.29	104,198	$33.52

Total	2,860,122	4.82	$27.18	2,184,029	$25.65

Restricted Stock Grants
The company grants restricted common stock to certain key employees. Shares are granted in the name of the employee, who has all rights of a shareholder, subject to certain restrictions on transferability and a risk of forfeiture. The grants are subject to either cliff-based or graded vesting over a period not to exceed five years, subject to forfeiture if the employee ceases to be employed by the company for certain reasons. After the vesting period, the restrictions on transferability lapse. The company recognizes the related compensation expense on a straight-line basis over the requisite service period. A summary of shares subject to restrictions follows.

	2007		2006		2005

	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value

Outstanding, at beginning of year	140,484	$25.12	184,221	$24.89	148,780	$23.81
Granted	5,050	$33.68	—	$—	100,000	$25.80
Forfeited	—	$—	—	$—	—	$—
Vested	(39,533)	$23.87	(43,737)	$24.13	(64,559)	$23.82

Outstanding, at end of year	106,001	$26.00	140,484	$25.12	184,221	$24.89

Pre-tax compensation expense related to these awards totaled $0.7 million, $1.5 million and $1.6 million, for the years ended June 2, 2007, June, 3, 2006 and May 28, 2005, respectively. The weighted-average remaining recognition period of the outstanding restricted shares at June 2, 2007, was 2.18 years. The fair value on the dates of vesting for shares that vested during the twelve months ended June 2, 2007, was $1.3 million.

Restricted Stock Units
The company grants restricted stock units to certain key employees. This program provides that the actual number of restricted stock units awarded is tied in part to the company’s annual financial performance for the year on which the grant is based. The awards generally cliff-vest after a five-year service period, with prorated vesting under certain circumstances and continued vesting into retirement. Each restricted stock unit represents one equivalent share of the company’s common stock to be awarded, free of restrictions, after the vesting period. Compensation expense related to these awards is recognized over the requisite service period, which includes any applicable performance period. Dividend equivalent awards are granted quarterly. The following is a summary of restricted stock unit transactions for the years ended June 2, 2007 and June 3, 2006.

	2007			2006
	Share Units	Aggregate Intrinsic Value in Millions	Weighted-Average Remaining Contractual Term (Years)	Share Units	Aggregate Intrinsic Value in Millions	Weighted-Average Remaining Contractual Term (Years)

Outstanding, at beginning of year	80,062	$2.4	4.07	—	—	—
Granted	109,318			83,120
Forfeited	(10,379)			(2,882)
Released	(1,527)			(176)

Outstanding, at end of year	177,474	$6.5	3.68	80,062	$2.4	4.07

Ending vested + expected to vest	154,808	$5.7	3.68	70,105	$2.1	4.07

The company recognized pre-tax compensation expense related to restricted stock units of $1.1 million in fiscal 2007, $1.1 million in fiscal 2006 and $0.2 million in fiscal 2005.

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

Director Fees
During fiscal 2000, the Board of Directors approved a plan that allows the Board members to elect to receive their director fees in one or more of the following forms: cash, deferred compensation in the form of shares, unrestricted company stock at the market value at the date of election, or stock options that vest in one year and expire in ten years. The exercise price of the stock options granted may not be less than the market price of the company’s common stock on the date of grant. Under the plan, the Board members received the following in the fiscal years indicated.

	2007	2006	2005

Options	9,494	28,369	23,603
Shares of common stock	5,637	6,967	8,187
Shares through the deferred compensation program	6,529	8,633	3,903

15. Income Taxes
The components of earnings before income taxes are as follows.

(In Millions)	2007	2006	2005

Domestic	$149.9	$124.4	$96.2
Foreign	37.1	23.2	16.6

Total	$187.0	$147.6	$112.8

The provision (benefit) for income taxes consists of the following.

(In Millions)	2007	2006	2005

Current: Domestic - Federal	$38.7	$35.7	$29.3
Domestic - State	3.7	3.3	3.2
Foreign	12.3	8.3	4.9

Subtotal	54.7	47.3	37.4

Deferred: Domestic - Federal	1.6	1.6	5.3
Domestic - State	0.9	0.3	0.2
Foreign	0.7	(1.5)	1.8

Subtotal	3.2	0.4	7.3

Total income tax provision	$57.9	$47.7	$44.7

The following table represents a reconciliation of income taxes at the United States statutory rate with the effective tax rate as follows.

(In Millions)	2007	2006	2005

Income taxes computed at the United States
Statutory rate of 35%	$65.5	$51.7	$39.5
Increase (decrease) in taxes resulting from:
Dividend planned under the American Jobs
Creation Act of 2004	—	—	4.4
Foreign tax credits	(1.4)	(0.4)	(7.0)
Valuation allowance adjustments	(2.8)	(1.5)	8.0
Tax reserve adjustments	0.2	2.1	0.3
Other, net	(3.6)	(4.2)	(0.5)

Income tax expense	$57.9	$47.7	$44.7

Effective tax rate	31.0%	32.3%	39.6%

During fiscal 2007, the company had higher than anticipated foreign tax credits. Because of these increased credits and the company’s anticipated future foreign source income, the company determined that its existing foreign tax credit carryforward no longer required a $2.9 million valuation allowance.

Also in fiscal 2007, the company was granted a tax holiday from the Ningbo Economic and Technological Development Commission in China. This agreement provides, starting with the first year of cumulative profits, for the company to be taxed at reduced rate for five years. For fiscal year 2007, the company’s Ningbo, China operations incurred a loss, therefore, it did not use any benefits of the tax holiday.

In the fourth quarter of fiscal 2005, the company recorded tax expense of $4.4 million on a repatriation dividend of $45 million the company planned under the American Jobs Creation Act of 2004, as further discussed below. Also in the fourth quarter of fiscal 2005, the company recorded foreign tax credits of $7.0 million associated with the repatriation dividend declared under the American Jobs Creation Act of 2004 and an additional valuation allowance of $8.0 million, primarily due to those foreign tax credits.

FSP 109-1 and FSP 109-2 became effective in December 2004. This guidance was issued in response to the American Jobs Creation Act of 2004 (the Act). This Act includes a tax deduction up to 9 percent (when fully phased-in) of the lesser of (a) “qualified production activities income,” as defined in the Act, or (b) taxable income (after the deduction for the utilization of any net operating loss carryforwards). According to FSP 109-1, this deduction should be accounted for as a special deduction, rather than as a rate reduction, in accordance with Statement 109. The tax benefit of the special deduction is recognized under Statement 109 as it is earned. As such, FSP 109-1 did not have an effect on the company’s Consolidated Financial Statements upon adoption in fiscal 2005. Rather, the company began recognizing the benefit of this special deduction starting in the first quarter of fiscal year 2006, which reduced the company’s effective tax rate.

The Act also provides for a one-time tax deduction of 85 percent of certain foreign earnings that are repatriated within a specified time frame. In order to qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by the company’s Chief Executive Officer and approved by its Board of Directors. Certain other criteria in the Act must be satisfied as well. On May 10, 2005, the Internal Revenue Service and Department of Treasury issued guidance concerning the calculation of tax on distributions under Section 965 of the Internal Revenue Code. Based on this guidance, the company repatriated approximately $45 million of undistributed foreign earnings under the American Jobs Creation Act of 2004, which resulted in related income tax expense of $4.4 million in fiscal year 2005. During the first quarter of fiscal 2006, the company repatriated approximately $35 million of undistributed foreign earnings under the Act. The company repatriated an additional $9 million of undistributed foreign earnings in the second quarter of fiscal 2006. Based on the taxes accrued, no additional taxes were recorded on the actual dividends paid. These dividends were fully reinvested in fiscal 2006 pursuant to the domestic reinvestment plan signed by the company’s Chief Executive Officer and approved by its Board of Directors.

The tax effects and types of temporary differences that give rise to significant components of the deferred tax assets and liabilities at June 2, 2007 and June 3, 2006, are as follows.

(In Millions)	2007	2006

Deferred tax assets:
Compensation-related accruals	$6.8	$6.4
Accrued pension and post-retirement benefit obligations	8.2	10.8
Reserves for inventory	1.6	2.0
Reserves for uncollectible accounts and notes receivable	1.9	2.9
Restructuring and asset impairments	0.1	3.9
Warranty	4.6	4.5
State and local tax net operating loss carryforwards	4.4	5.6
Tax basis in property in excess of book basis	3.7	2.9
State credits	1.8	1.8
Foreign tax net operating loss carryforwards	5.2	4.6
Foreign tax credits	2.8	6.7
Other	7.7	8.0

Subtotal	48.8	60.1
Valuation allowance	(9.2)	(13.6)

Total	$39.6	$46.5

Deferred tax liabilities:
Capitalized software costs	$(18.3)	$(17.9)
Prepaid employee benefits	(5.6)	(5.2)
Other	(2.1)	(2.3)

Total	$(26.0)	$(25.4)

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

At June 2, 2007, the company had state and local tax NOL carryforwards of $67.3 million, the tax benefit of which is $4.4 million, which have various expiration periods from one to twenty years. The company also had state credits with a tax benefit of $1.8 million that expire in one to ten years. For financial statement purposes, the NOL carryforwards and state tax credits have been recognized as deferred tax assets, subject to a valuation allowance of $4.0 million.

At June 2, 2007, the company had foreign net operating loss carryforwards of $16.9 million, the tax benefit of which is $5.2 million, which have expiration periods from three years to unlimited in term. The company also had foreign tax credits with a tax benefit of $2.8 million that expire in ten years. For financial statement purposes, NOL carryforwards and foreign tax credits have been recognized as deferred tax assets, subject to a valuation allowance of $5.2 million.

The company has not provided for United States income taxes on undistributed earnings of foreign subsidiaries totaling approximately $77.0 million. Recording deferred income taxes on these undistributed earnings is not required, because these earnings have been deemed to be permanently reinvested. These amounts would be subject to possible U.S. taxation only if remitted as dividends. The determination of the hypothetical amount of unrecognized deferred U.S. taxes on undistributed earnings of foreign entities is not practicable.

16. Fair Value of Financial Instruments
The carrying amount of the company’s financial instruments included in current assets and current liabilities approximates fair value due to their short-term nature. As of June 2, 2007, and June 3, 2006, the company estimates that the fair value of notes receivable approximates the related carrying values. The company intends to hold these notes to maturity and has recorded allowances to reflect the expected net realizable value. As of June 2, 2007, the carrying value of the company’s long-term debt, including both current maturities and the fair value of the company’s interest rate swap arrangements, was $176.2 million with a corresponding fair market value of $181.2 million. At June 3, 2006, the carrying value and fair market value was $178.8 million and $184.7 million, respectively.

17. Financial Instruments with Off-Balance Sheet Risk
The company has periodically utilized financial instruments to manage its foreign currency volatility at the transactional level as well as its exposure to interest rate fluctuations.

Foreign Currency Contracts
In the normal course of business, the company enters into contracts denominated in foreign currencies. The principal foreign currencies in which the company conducts its business are the British Pound Sterling, Euro, Canadian dollar, Japanese Yen, Mexican Peso, and Chinese Renminbi. The market risk exposure is limited to currency rate movements. During the fourth quarter of fiscal 2007, the company entered into three forward currency instruments to offset €4.0 million of its net asset exposure, denominated in a non-functional currency. The forward currency instruments are marked to market at the end of the period, with changes in fair value reflected in the Consolidated Statements of Operations. At June 2, 2007, the fair value of the forward currency instruments was negligible. At June 3, 2006, the company had one outstanding forward currency instrument to offset €1.5 million of its net asset exposure, denominated in a non-functional currency.

Interest Rate Swaps
In November 2003, the company entered into two fixed-to-floating interest rate swap agreements. The first which expires March 15, 2011, effectively converts $50.0 million of fixed-rate debt securities to a floating-rate basis. The fair value of this swap instrument, which is based upon expected LIBOR rates over the remaining term of the instrument, was approximately $(1.7) million at June 2, 2007, and is reflected as a reduction to long-term debt and an offsetting addition to other long-term liabilities in the Consolidated Balance Sheets. As of June 3, 2006, the fair value of approximately $(2.0) million is reflected as a reduction to long-term debt and an offsetting addition to other long-term liabilities. The floating interest rate for this agreement is based on the six-month LIBOR, set in-arrears at the end of each semi-annual period, which is estimated to be approximately 8.0 percent and 8.1 percent at June 2, 2007, and June 3, 2006, respectively. The next scheduled interest rate reset date is in September 2007.

The second agreement, which expires March 5, 2008, effectively converts $3.0 million of fixed-rate private placement debt to a floating-rate basis. The fair value of this swap instrument, which is based upon expected LIBOR rates over the remaining term of the instrument, was approximately $(0.1) million at June 2, 2007, and is reflected as a reduction to long-term debt and an offsetting addition to other long-term liabilities in the Consolidated Balance Sheets. As of June 3, 2006, the fair value of approximately $(0.2) million is reflected as a reduction to long-term debt and an offsetting addition to other long-term liabilities. The floating interest rate for this agreement is based on the six-month LIBOR, set in-arrears at the end of each semi-annual period, which is estimated to be approximately 8.7 percent at June 2, 2007, and June 3, 2006, respectively. The next scheduled interest rate reset date is in September 2007.

As of June 2, 2007, a total of $53.0 million of the company’s outstanding debt was effectively converted to a variable-rate basis as a result of these interest rate swap arrangements. These swaps are fair-value hedges and qualify for hedge-accounting treatment using the “short-cut” method under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Under this accounting treatment, the change in the fair value of the interest rate swap is equal to the change in value of the related hedged debt and, as a result, there is no net effect on earnings. These agreements require the company to pay floating-rate interest payments in return for receiving fixed-rate interest payments that coincide with the semi-annual payments to the debt holders at the same date.

The counterparties to these swap instruments are large financial institutions which the company believes are of high-quality creditworthiness. While the company may be exposed to potential losses due to the credit risk of non-performance by these counterparties, such losses are not anticipated. These swap arrangements effectively increased interest expense by $0.6 million and $0.3 million in fiscal years 2007 and 2006, respectively, and reduced interest expense by $1.1 million in fiscal 2005.

18. Supplemental Disclosures of Cash Flow Information
The following table presents the adjustments to reconcile net earnings to net cash provided by operating activities.

(In Millions)	2007	2006	2005

Depreciation	$39.7	$40.5	$45.7
Amortization	1.5	1.1	1.2
Provision for losses on accounts receivable and notes
receivable	(0.6)	0.5	(0.6)
Provision for losses on financial guarantees	(0.2)	0.1	0.2
Minority interest	—	0.7	0.1
Loss on sales of property and equipment	1.5	1.3	0.9
Gain on disposal of owned dealers (Note 2)	—	(0.3)	—
Deferred taxes	3.2	0.4	7.3
Pension and other post-retirement benefits	3.9	(18.5)	(24.8)
Stock-based compensation	4.9	2.6	1.8
Excess tax benefits from stock-based compensation	(6.7)	—	—
Other liabilities	0.3	2.9	(11.1)
Other	(1.9)	(0.5)	(0.8)
Changes in current assets and liabilities:
Decrease (increase) in assets:
Accounts receivable	(14.8)	(7.6)	(25.5)
Inventories	(9.0)	(8.7)	(9.6)
Prepaid expenses and other	(6.3)	3.0	(2.4)
Increase (decrease) in liabilities:
Accounts payable	(1.8)	7.5	16.5
Accrued liabilities	(5.1)	26.2	42.4

Total changes in current assets and liabilities	(37.0)	20.4	21.4

Total adjustments	$8.6	$51.2	$41.3

Cash payments for interest and income taxes were as follows.

(In Millions)	2007	2006	2005

Interest paid	$13.5	$13.8	$13.1
Income taxes paid, net of cash received	$57.6	$45.0	$16.1

19. Guarantees, Indemnifications, and Contingencies
Product Warranties
The company provides warranty coverage to the end-user for parts and labor on products sold. The standard length of warranty is 12 years, however, this varies depending on the product classification. The company does not sell or otherwise issue warranties or warranty extensions as stand-alone products. Reserves have been established for various costs associated with the company’s warranty program. General warranty reserves are based on historical claims experience and other currently available information and are periodically adjusted for business levels and other factors. Specific reserves are established once an issue is identified with the amounts for such reserves based on the estimated cost of correction. Changes in the warranty reserve for the stated periods were as follows.

(In Millions)	2007	2006

Accrual balance, beginning	$14.9	$13.0
Accrual for warranty matters	12.3	9.5
Settlements and adjustments	(12.6)	(7.6)

Accrual balance, ending	$14.6	$14.9

Other Guarantees
The company has entered into separate agreements to guarantee the debt of two independent contract furniture dealerships. In accordance with the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others” (FIN 45), the company initially recorded an expense equal to the estimated fair values of these guarantees. The maximum financial exposure assumed by the company as a result of these arrangements totaled $0.5 million as of June 2, 2007. Guarantees of $0.4 million are reflected under the caption “Other Liabilities” in the Consolidated Balance Sheets as of June 2, 2007. At June 3, 2006, the recorded liability for such guarantees totaled $0.5 million.

The company previously entered into an agreement with a third-party leasing company to guarantee a contractual lease term, including the lessee payment obligation and/or residual value of Herman Miller product. This lease expired in March 2007. As of June 3, 2006, the maximum financial exposure assumed by the company in connection with this guarantee totaled approximately $2.0 million. A guarantee of $0.6 million was reflected in “Other Liabilities” in the Consolidated Balance Sheet as of June 3, 2006 which approximated the estimated fair value at that date. As of June 2, 2007, the estimated fair value is zero, and accordingly, is not reflected on the company’s Consolidated Balance Sheet at that date.

The company is periodically required to provide performance bonds in order to conduct business with certain customers. These arrangements are common and generally have terms ranging between one and three years. The bonds are required to provide assurances to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The performance bonds are provided by various bonding agencies and the company is ultimately liable for claims that may occur against them. As of June 2, 2007, the company had a maximum financial exposure related to performance bonds of approximately $3.9 million. The company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company’s financial statements. Accordingly, no liability has been recorded as of June 2, 2007, and June 3, 2006.

The company periodically enters into agreements in the normal course of business, which may include indemnification clauses regarding patent/trademark infringement and service losses. Service losses represent all direct or consequential loss, liability, damages, costs and expenses incurred by the customer or others resulting from services rendered by the company, the dealer, or certain sub-contractors due to a proven negligent act. The company has no history of claims, nor is it aware of circumstances that would require it to perform under these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company’s financial statements. Accordingly, no liability has been recorded as of June 2, 2007, and June 3, 2006.

The company has entered into standby letter of credit arrangements for the purpose of protecting various insurance companies against default on the payment of certain premiums and claims. A majority of these arrangements are related to the company’s wholly-owned captive insurance company. As of June 2, 2007, the company had a maximum financial exposure from these insurance-related standby letters of credit of approximately $13.1 million. The company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company’s financial statements. Accordingly, no liability has been recorded as of June 2, 2007, and June 3, 2006.

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

The company leases a facility in the United Kingdom under an agreement that expires in March 2008. Under the terms of the lease, the company is required to perform the maintenance and repairs necessary to address the general dilapidation of the facility over the lease term. The ultimate cost of this provision to the company is dependent on a number of factors including, but not limited to, the future use of the facility by the lessor and whether the company chooses and is permitted to renew the lease term. The company has estimated the cost of these maintenance and repairs to be between $0 and $3 million, depending on the outcome of future plans and negotiations. Based on existing circumstances, it is estimated that these costs will most likely approximate $0.5 million. As a result, this amount has been recorded as a liability reflected under the caption “Other Liabilities” in the Consolidated Balance Sheets as of June 2, 2007, and June 3, 2006.

In May 1996, the company assigned its rights as lessee of a facility in the United Kingdom to a third party under an agreement that contained a provision granting the third party the right to re-assign the lease to the company after 10 years, at its election. During the first quarter of 2006, the company was notified by the third party that it is no longer using the space and intends to exercise the re-assignment option. The original lease term expires in May 2014. The company believes it will be able to assign the lease or sublet this facility for the majority of the remaining lease term to another tenant at current market rates. However, current market rates for comparable office space are lower than the rental payments owed under the lease agreement. As such, the company would remain liable to pay the difference. As a result, the company recorded a pre-tax charge of $1.4 million to “Operating Expenses” in fiscal 2006 for the expected loss under the arrangement based on the best information available at the time. During its second fiscal quarter of 2007, the company revised its estimate and recorded an additional pre-tax charge of $0.4 million. The estimated liability of $1.4 million is reflected under the caption “Other Liabilities” in the Consolidated Balance Sheets at June 2, 2007 and June 3, 2006.

The company, for a number of years, has sold various products to the United States Government under General Services Administration (“GSA”) multiple award schedule contracts. Under the terms of these contracts, the GSA is permitted to audit the company’s compliance with the GSA contracts. The company has occasionally noted errors in complying with contract provisions. From time to time the company has notified the GSA of known instances of non-compliance (whether favorable or unfavorable to the GSA) once such circumstances are identified and investigated. The company does not believe that any of the errors brought to the GSA’s attention will adversely affect its relationship with the GSA. Currently there are no GSA post-award audits either scheduled or in process. Management does not expect resolution of potential future audits to have a material adverse effect on the company’s Consolidated Financial Statements.

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

20. Operating Segments
The company is comprised of two primary operating segments as defined in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information;” North American Furniture Solutions and Non-North American Furniture Solutions.

The North American Furniture Solutions segment includes the operations associated with the design, manufacture, and sale of furniture products for work-related settings, including office and healthcare environments, throughout the United States, Canada, and Mexico. The business associated with the company’s owned contract furniture dealers is also included in the North American Furniture Solutions segment. The Non-North American Furniture Solutions segment includes the operations associated with the design, manufacture, and sale of furniture products primarily for work-related settings outside of North America.

The company also reports an “Other” category consisting primarily of its North American Home and start-up businesses, Variable Interest Entities (VIEs), and certain unallocated corporate expenses. North American Home includes the operations associated with the design, manufacture and sale of furniture products for residential settings in the United States, Canada, and Mexico. The start-up businesses are aimed at developing innovative products to serve current and new markets. VIEs, which are discussed further in Note 3, represent independent contract furniture dealerships whose operations are included in the consolidated results of the company due to financial arrangements with such entities.

The performance of the operating segments is evaluated by the company’s management using various financial measures. The following is a summary of certain key financial measures for the respective fiscal years indicated.

(In Millions)	2007	2006	2005

Net Sales:
North American Furniture Solutions	$1,563.6	$1,448.0	$1,262.8
Non-North American Furniture Solutions	278.5	216.9	191.5
Other	76.8	72.3	61.3

Total	$1,918.9	$1,737.2	$1,515.6

Depreciation and Amortization:
North American Furniture Solutions	$35.7	$36.5	$41.7
Non-North American Furniture Solutions	4.4	4.0	4.5
Other	1.1	1.1	0.7

Total	$41.2	$41.6	$46.9

Operating Earnings:
North American Furniture Solutions	$161.7	$139.9	$109.5
Non-North American Furniture Solutions	28.9	14.1	11.0
Other	7.5	3.7	1.4

Total	$198.1	$157.7	$121.9

Capital Expenditures:
North American Furniture Solutions	$34.1	$39.0	$27.4
Non-North American Furniture Solutions	4.8	9.1	6.8
Other	2.4	2.7	0.7

Total	$41.3	$50.8	$34.9

Total Assets:
North American Furniture Solutions	$507.0	$512.2	$546.5
Non-North American Furniture Solutions	133.1	130.1	135.8
Other	26.1	25.7	25.5

Total	$666.2	$668.0	$707.8

The accounting policies of the reportable operating segments are the same as those of the company, which are disclosed in further detail within Note 1. Additionally, the company employs a methodology for allocating corporate costs and assets to the operating segments. The underlying objective of this methodology is to allocate corporate costs according to the relative “usage” of the underlying resources and to allocate corporate assets according to the relative expected benefit. The company has determined that allocation based on relative net sales is most appropriate. The majority of corporate costs are allocated to the operating segments, however, certain costs that are generally considered the result of isolated business decisions are not subject to allocation and are evaluated separately from the rest of the regular ongoing business operations.

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

(In Millions)	2007	2006	2005

Net sales:
Systems	$565.2	$530.6	$489.3
Seating	481.7	421.1	348.7
Freestanding and Storage	288.0	277.1	239.7
International (1)	408.9	336.1	272.9
Other (2)	175.1	172.3	165.0

Total	$1,918.9	$1,737.2	$1,515.6

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

(In Millions)	2007	2006	2005

Net sales:
United States	$1,510.0	$1,401.1	$1,242.7
International	408.9	336.1	272.9

Total	$1,918.9	$1,737.2	$1,515.6

Long-lived assets:
United States	$238.4	$241.4	$245.5
International	37.9	29.6	17.9

Total	$276.3	$271.0	$263.4

It is estimated that no single dealer accounted for more than 4 percent of the company’s net sales in the fiscal year ended June 2, 2007. It is also estimated that the largest single end-user customer accounted for approximately 8 percent of the company’s net sales with the 10 largest customers accounting for approximately 18 percent of net sales.

Approximately 7 percent of the company’s employees are covered by collective bargaining agreements, most of whom are employees of its Integrated Metal Technology, Inc., and Herman Miller Limited (U.K.) subsidiaries.

Management’s Report on Internal Control over Financial Reporting

To the Shareholders and Board of Directors of Herman Miller, Inc.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The internal control over financial reporting at Herman Miller, Inc., is designed to provide reasonable assurance to our stakeholders that the financial statements of the Company fairly represent its financial condition and results of operations.

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of June 2, 2007, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes the Company’s internal control over financial reporting was effective as of June 2, 2007. This assessment by management has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which appears on page 79.

/s/ Brian C. Walker
——————————————
Brian C. Walker
Chief Executive Officer

/s/ Elizabeth A. Nickels
——————————————
Elizabeth A. Nickels
Chief Financial Officer

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of Herman Miller, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Herman Miller, Inc. maintained effective internal control over financial reporting as of June 2, 2007, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Herman Miller, Inc. maintained effective internal control over financial reporting as of June 2, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 2, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the fiscal 2007 consolidated financial statements of Herman Miller, Inc. and our report dated July 17, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Grand Rapids, Michigan
July 17, 2007

Report of Independent Registered Public Accounting Firm on Financial Statements

To the Shareholders and Board of Directors of Herman Miller, Inc.

We have audited the accompanying consolidated balance sheets of Herman Miller, Inc. and subsidiaries (the Company) as of June 2, 2007 and June 3, 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended June 2, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Herman Miller, Inc. and subsidiaries at June 2, 2007 and June 3, 2006, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended June 2, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 12 and 14 to the consolidated financial statements, in 2007 the Company changed its method of accounting for pension and post-retirement benefits and stock-based payments as a result of the required adoption of Statements of Financial Accounting Standard Nos. 158 and 123(R), respectively.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Herman Miller, Inc.‘s internal control over financial reporting as of June 2, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 17, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Grand Rapids, Michigan
July 17, 2007

Item 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

As defined in Item 304 of Regulation S-K, there have been no changes in, or disagreements with, accountants during the 24-month period ended June 2, 2007.

Item 9A CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of management, the company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 2, 2007, and have concluded that as of that date, the company’s disclosure controls and procedures were effective.

(b)	Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of the Independent Registered Public Accounting Firm. Refer to Item 8 for “Management’s Report on Internal Control Over Financial Reporting” and the “Report Of Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting” both of which are incorporated herein by reference.

(c)	Changes in Internal Control Over Financial Reporting. There were no changes in the company’s internal control over financial reporting during the fourth quarter ended June 2, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B OTHER INFORMATION

On July 23, 2007, Mr. Paget Alves was appointed to the Board of Directors of the company for a two-year term expiring at the annual shareholders' meeting to be held in 2009. The appointment is effective on September 24, 2007. There are no arrangements or understandings between Mr. Alves and any other person pursuant to which he was appointed as a director. As is the company's custom with respect to new directors, Mr. Alves has not been appointed to any Board committees and is not expected to serve on any Board committees during the initial six months of his term as director.

PART III

Item 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers, Promoters and Control Persons

Information relating to directors and director nominees of the registrant is contained under the caption “Director and Executive Officer Information” in the company’s definitive Proxy Statement, relating to the company’s 2007 Annual Meeting of Shareholders, and the information within that section is incorporated by reference. Information relating to Executive Officers of the company is included in Part I hereof entitled “Executive Officers of the Registrant.”

Compliance with Section 16(a) of the Exchange Act

Information relating to compliance with Section 16(a) of the Exchange Act is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the company’s definitive Proxy Statement, relating to the company’s 2007 Annual Meeting of Shareholders, and the information within that section is incorporated by reference.

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

Corporate Governance

Information relating to the identification of the audit committee, audit committee financial expert, and director nomination procedures of the registrant is contained under the captions “Board Committees” and “Corporate Governance and Board Matters – Director Nominations” in the company’s definitive Proxy Statement, relating to the company’s 2007 Annual Meeting of Shareholders, and the information within these sections is incorporated by reference.

Item 11 EXECUTIVE COMPENSATION

Information relating to management remuneration is contained under the captions “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Director Compensation,” “Director Compensation Table,” and “Compensation Committee Interlocks and Insider Participation” in the company’s definitive Proxy Statement, relating to the company’s 2007 Annual Meeting of Shareholders, and the information within these sections is incorporated by reference. The information under the caption “Compensation Committee Report” is incorporated by reference, however, such information is not deemed filed with the Commission.

Item 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections entitled “Voting Securities and Principal Shareholders,” “Director and Executive Officer Information,” and “Equity Compensation Plan Information” in the definitive Proxy Statement, relating to the company’s 2007 Annual Meeting of Shareholders, and the information within these sections is incorporated by reference.

Item 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions contained under the captions “Related Person Transactions,” and “Corporate Governance and Board Matters – Determination of Independence of Board Members” in the definitive Proxy Statement, relating to the company’s 2007 Annual Meeting of Shareholders and the information within these sections is incorporated by reference.

Item 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning the payments to our principal accountants and the services provided by our principal accounting firm set forth under the caption “Disclosure of Fees Paid to Independent Auditors” in the Definitive Proxy Statement, relating to the company’s 2007 Annual Meeting of Shareholders, and the information within that section is incorporated by reference.

PART IV

Item 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	The following documents are filed as a part of this report:

1.	Financial Statements

The following Consolidated Financial Statements of the company are included in this Form 10-K on the pages noted:

Page Number in the Form 10-K
Consolidated Statements of Operations	42
Consolidated Balance Sheets	43
Consolidated Statements of Shareholders' Equity	44
Consolidated Statements of Cash Flows	45
Notes to the Consolidated Financial Statements	46-77
Management's Report on Internal Control over Financial Reporting	78
Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting	79
Report of Independent Registered Public Accounting Firm
on Financial Statements	80

2.	Financial Statement Schedule

The following financial statement schedule and related Report of Independent Public Accountants on the Financial Statement Schedule are included in this Form 10-K on the pages noted:

Page Number in the Form 10-K
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	86
Schedule II- Valuation and Qualifying Accounts and Reserves for the Years Ended June 2, 2007, June 3, 2006, and May 28, 2005	87

All other schedules required by Form 10-K Annual Report have been omitted because they were inapplicable, included in the Notes to the Consolidated Financial Statements, or otherwise not required under instructions contained in Regulation S-X.

3.	Exhibits

Reference is made to the Exhibit Index which is included on pages 89-91.

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

Date: July 31, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on, July 31, 2007 by the following persons on behalf of the Registrant in the capacities indicated. Each Director of the Registrant, whose signature appears below, hereby appoints Brian C. Walker as his attorney-in-fact, to sign in his or her name and on his or her behalf, as a Director of the Registrant, and to file with the Commission any and all amendments to this Report on Form 10-K.

/s/ Michael A. Volkema —————————————— Michael A. Volkema (Chairman of the Board)	/s/ Lord Griffiths of Fforestfach —————————————— Lord Griffiths of Fforestfach (Director)

/s/ David O. Ulrich —————————————— David O. Ulrich (Director)	/s/ Mary Vermeer Andringa —————————————— Mary Vermeer Andringa (Director)

/s/ Dorothy A. Terrell —————————————— Dorothy A. Terrell (Director)	/s/ James R. Kackley —————————————— James R. Kackley (Director)

/s/ C. William Pollard —————————————— C. William Pollard (Director)	/s/ John R. Hoke III —————————————— John R. Hoke III (Director)

/s/ Douglas D. French —————————————— Douglas D. French (Director)	/s/ Brian C. Walker —————————————— Brian C. Walker (President, Chief Executive Officer, and Director)

/s/ J. Barry Griswell —————————————— J. Barry Griswell (Director)

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

The Shareholders and Board of Directors of Herman Miller, Inc.

We have audited the consolidated financial statements of Herman Miller, Inc. and subsidiaries as of June 2, 2007 and June 3, 2006, and for each of the three fiscal years in the period ended June 2, 2007, and have issued our report thereon dated July 17, 2007 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the schedule based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Grand Rapids, Michigan
July 17, 2007

SCHEDULE II___VALUATION AND QUALIFYING ACCOUNTS
(In Millions)

Column A	Column B	Column C			Column D			Column E

Description	Balance at beginning of period	Charged to expense/ (income)	Acquired reserves	Reclass-ification	Deduct-ions(1)	Elimination due to acquisition and consolidation	Losses	Balance at end of period

Year ended June 2, 2007:
Allowance for possible losses on
accounts receivable	$5.0	$0.1	$—	$—	$(0.2)	$—	$—	$4.9

Allowance for possible losses on notes
receivable	$2.6	$(0.7)	$—	$—	$—	$—	$—	$1.9

Valuation allowance for deferred tax
asset	$13.6	$(4.4)	$—	$—	$—	$—	$—	$9.2

Year ended June 3, 2006:
Allowance for possible losses on
accounts receivable	$5.6	$0.2	$—	$—	$(0.8)	$—	$—	$5.0

Allowance for possible losses on notes
receivable	$1.4	$0.3	$—	$—	$0.9	$—	$—	$2.6

Valuation allowance for deferred tax
asset	$15.1	$(1.5)	$—	$—	$—	$—	$—	$13.6
Year ended May 28, 2005:
Allowance for possible losses on
accounts receivable	$8.1	$(0.6)	$—	$—	$(1.3)	$(0.6)	$—	$5.6
Allowance for possible losses on notes
receivable	$1.4	$—	$—	$—	$—	$—	$—	$1.4
Valuation allowance for deferred tax
asset	$7.1	$8.0	$—	$—	$—	$—	$—	$15.1

(1)Represents amounts written off, net of recoveries and other adjustments. Includes effects of foreign currency translation.

EXHIBIT INDEX

(3) Articles of Incorporation and Bylaws

(a)	Articles of Incorporation are incorporated by reference from Exhibit 3(a) and 3(b) of the Registrant’s 1986 Form 10-K Annual Report.

(b)	Certificate of Amendment to the Articles of Incorporation, dated October 15, 1987, are incorporated by reference from Exhibit 3(b) of the Registrant’s 1988 Form 10-K Annual Report.

(c)	Certificate of Amendment to the Articles of Incorporation, dated May 10, 1988, are incorporated by reference from Exhibit 3(c) of the Registrant’s 1988 Form 10-K Annual Report.

(d)	Amended and Restated Bylaws, dated January 13, 2004, are incorporated by reference from Exhibit 3(e) of the Registrant’s Form 10-Q Quarterly Report for quarter ended February 26, 2005.

(4) Instruments Defining the Rights of Security Holders

(a)	Specimen copy of Herman Miller, Inc., common stock is incorporated by reference from Exhibit 4(a) of Registrant’s 1981 Form 10-K Annual Report.

(b)	Note Purchase Agreement dated March 1, 1996, is incorporated by reference from Exhibit 4(b) of the Registrant’s 1996 Form 10-K Annual Report.

(c)	First Amendment to the Note Purchase Agreement dated February 11, 1999, is incorporated by reference from Exhibit 4(c) of the Registrant’s 1999 Form 10-K Annual Report.

(d)	Second Amendment to the Note Purchase Agreement dated May 15, 2002, is incorporated by reference from Exhibit 4(d) of the Registrant’s 2003 Form 10-K Annual Report.

(e)	Other instruments which define the rights of holders of long-term debt individually represent debt of less than 10% of total assets. In accordance with item 601(b)(4)(iii)(A) of regulation S-K, the Registrant agrees to furnish to the Commission copies of such agreements upon request.

(f)	Dividend Reinvestment Plan for Shareholders of Herman Miller, Inc., dated January 6, 1997, is incorporated by reference from Exhibit 4(d) of the Registrant’s 1997 Form 10-K Annual Report.

(g)	Shareholder Protection Rights Agreement dated as of June 30, 1999 is incorporated by reference from Exhibit 1 of the Registrant’s 8-K/A filed July 16, 1999.

(10) Material Contracts

(a)	Officers’ Supplemental Retirement Income Plan is incorporated by reference from Exhibit 10(f) of the Registrant’s 1986 Form 10-K Annual Report. *

Exhibit Index (continued)

(b)	Officers’ Salary Continuation Plan is incorporated by reference from Exhibit 10(g) of the Registrant’s 1982 Form 10-K Annual Report.*

(c)	Herman Miller, Inc., 1994 Key Executive Stock Purchase Assistance Plan, dated October 6, 1994, is incorporated by reference from Appendix C of the Registrant’s 1994 Proxy Statement. *

(d)	First Amendment to the Herman Miller, Inc., 1994 Key Executive Stock Purchase Assistance Plan, dated April 28, 1998, is incorporated by reference from Exhibit 10(g) of the Registrant’s 1998 Form 10-K Annual Report. *

(e)	Second Amendment to the Herman Miller, Inc., 1994 Key Executive Stock Purchase Assistance Plan, dated October 1, 2001, is incorporated by reference from Exhibit 10(e) of the Registrant’s 2003 Form 10-K Annual Report. *

(f)	Swap Transaction Confirmation dated November 19, 2003, is incorporated by reference from Exhibit 10(v) of the Registrant’s Form 10-Q Quarterly Report for quarter ended November 29, 2003.

(g)	Swap Transaction Confirmation dated November 20, 2003, is incorporated by reference from Exhibit 10(w) of the Registrant’s Form 10-Q Quarterly Report for quarter ended November 29, 2003.

(h)	Restricted Share Grant Agreement for Brian Walker dated July 27, 2004, is incorporated by reference from Exhibit 10(x) of the Registrant’s 2004 Form 10-K Annual Report. *

(i)	Herman Miller, Inc., 1994 Non-Employee Officer and Director Stock Option Plan (as amended and restated through September 27, 2004), is incorporated by reference from Exhibit 10(y) of the Registrant’s Form 10-Q Quarterly Report for quarter ended August 28, 2004. *

(j)	Form of stock option agreement under the Herman Miller, Inc. 1994 Non-Employee Officer and Director Stock Option Plan, is incorporated by reference from Exhibit 10(z) of the Registrant’s Form 10-Q Quarterly Report for quarter ended August 28, 2004. *

(k)	Form of non-portable option agreement under the Herman Miller, Inc. Long Term Incentive Plan, is incorporated by reference from Exhibit 10(aa) of the Registrant’s Form 10-Q Quarterly Report for quarter ended August 28, 2004. *

(l)	Form of portable stock option agreement under the Herman Miller, Inc. Long Term Incentive Plan, is incorporated by reference from Exhibit 10(ab) of the Registrant’s Form 10-Q Quarterly Report for quarter ended August 28, 2004. *

(m)	Credit agreement dated as of October 18, 2004 among Herman Miller, Inc. and various lenders, is incorporated by reference from Exhibit 99.1 of the Registrant’s Form 8-K dated October 19, 2004.

(n)	Form of Herman Miller, Inc. Long-Term Incentive Plan Restricted Stock Unit Award, is incorporated by reference from Exhibit 99.1 of the Registrant’s Form 8-K dated June 20, 2005. *

Exhibit Index (continued)

(o)	Amendment to the Herman Miller, Inc. Profit Sharing and 401(k) Plan dated July 25, 2005, is incorporated by reference from Exhibit 10(z) of the Registrant’s 2005 Form 10-K Annual Report. *

(p)	Herman Miller, Inc. Long-Term Incentive Plan as amended, effective January 1, 2005, is incorporated by reference from Exhibit 10(aa) of the Registrant’s 2005 Form 10-K Annual Report. *

(q)	Herman Miller, Inc. Amended and Restated Nonemployee Officer and Director Deferred Compensation Stock Purchase Plan, is incorporated by reference from Exhibit 10(bb) of the Registrant’s Form 10-Q Quarterly Report for quarter ended September 3, 2005. *

(r)	Form of Change in Control Agreement is incorporated by reference from Exhibit 99.1 of the Registrant’s Form 8-K dated January 23, 2006. *

(s)	Herman Miller, Inc. Amended and Restated Key Executive Deferred Compensation Plan, dated January 23, 2006, is incorporated by reference from Exhibit 99.2 of the Registrant’s Form 8-K dated January 23, 2006. *

(t)	Fourth Amendment to the Herman Miller, Inc. Profit Sharing and 401(K) Plan dated May 1, 2006* is incorporated by reference from Exhibit 10(bb) of the Registrant’s 2007 Form 10-K Annual Report.

(u)	Second Amendment to the Integrated Metal Technology, Inc. 401(K) Plan for Bargaining Unit Employees dated May 1, 2006* is incorporated by reference from Exhibit 10(cc) of the Registrant’s 2007 Form 10-K Annual Report.

(v)	First Amendment to the Integrated Metal Technology, Inc. Bargaining Unit Retirement Plan dated May 1, 2006* is incorporated by reference from Exhibit 10(dd) of the Registrant’s 2007 Form 10-K Annual Report

(w)	Herman Miller, Inc. Executive Equalization Retirement Plan is incorporated by reference from Exhibit 99.1 of the Registrant’s Form 8-K dated July 25, 2007. *

(x)	Herman Miller, Inc. Executive Incentive Cash Bonus Plan dated April 24, 2006.*

(y)	Form of Herman Miller, Inc. Long-Term Incentive Plan Stock Option Agreement.*

(z)	Form of Herman Miller, Inc. Long-Term Incentive Plan Performance Share Award.*

        * denotes compensatory plan or arrangement.

(21)     Subsidiaries

(23)(a)     Consent of Independent Registered Public Accounting Firm

(24)     Power of Attorney (Included in Item 15)

Exhibit Index (continued)

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