Form 10-Q
period 2007-09-01
MILLER HERMAN INC
filed 2007-10-10
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 1, 2007	Commission File No. 001-15141

HERMAN MILLER, INC.

A Michigan Corporation 855 East Main Avenue, Zeeland, MI 49464-0302	ID No. 38-0837640 Phone (616) 654 3000

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
Yes [ ] No [ X ]

Common Stock Outstanding at October 8, 2007 – 60,967,881 shares

HERMAN MILLER, INC. FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 1, 2007
INDEX

Page No.

Part I - Financial Information

Item 1 Condensed Consolidated Balance Sheets -
September 1, 2007, and June 2, 2007	3

Condensed Consolidated Statements of Operations -
Three Months Ended September 1, 2007, and
September 2, 2006	4

Condensed Consolidated Statement of Shareholders' Equity -
Three Months Ended September 1, 2007	5

Condensed Consolidated Statements of Cash Flows -
Three Months Ended September 1, 2007,
and September 2, 2006	6

Notes to Condensed Consolidated Financial Statements	7

Item 2 Management's Discussion and Analysis of
Financial Condition and Results of Operations	18

Item 3 Quantitative and Qualitative Disclosures about Market Risk	27

Item 4 Controls and Procedures	27

Part II - Other Information

Item 1 Legal Proceedings	28

Item 1A Risk Factors	28

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3 Defaults upon Senior Securities - None

Item 4 Submission of Matters to a Vote of Security Holders - None

Item 5 Other Information - None

Item 6 Exhibits	29

Signatures	30

Exhibits	31

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	September 1, 2007	June 2, 2007

	(Unaudited)	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$65.4	$76.4
Short-term investments	16.0	15.9
Accounts receivable, net	189.8	188.1
Inventories:
Finished goods	31.1	27.6
Work in process	15.8	14.3
Raw materials	13.1	14.1

Total inventories	60.0	56.0
Prepaid expenses and other	51.3	48.3

Total current assets	382.5	384.7
Property and Equipment, at cost	723.7	717.0
Less - accumulated depreciation	(528.6)	(520.4)

Net property and equipment	195.1	196.6
Other Assets:
Notes receivable, net	2.1	2.0
Goodwill	39.1	39.1
Intangible assets, net	9.2	9.4
Other noncurrent assets	35.7	34.4

Total Assets	$663.7	$666.2

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities:
Unfunded checks	$7.4	$7.4
Current maturities of long-term debt	3.0	3.0
Notes payable	30.0	–
Accounts payable	119.1	110.5
Accrued compensation and benefits	54.5	95.0
Other accrued liabilities	84.0	68.6

Total current liabilities	298.0	284.5
Long-term Liabilities:
Long-term debt, less current maturities	174.1	173.2
Pension and post-retirement benefits	24.6	22.4
Income tax liabilities	8.7	–
Other liabilities	31.8	30.5

Total Liabilities	537.2	510.6
Minority Interest	0.2	0.3
Shareholders' Equity:
Preferred stock, no par value
(10,000,000 shares authorized, none issued)	–	–
Common stock, $0.20 par value (240,000,000
shares authorized)	12.2	12.6
Retained earnings	169.1	197.8
Accumulated other comprehensive loss	(50.7)	(51.6)
Key executive deferred compensation	(4.3)	(3.5)

Total Shareholders' Equity	126.3	155.3

Total Liabilities and Shareholders' Equity	$663.7	$666.2

See accompanying notes to condensed consolidated financial statements

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended

	September 1, 2007	September 2, 2006

Net Sales	$491.7	$449.7

Cost of Sales	324.2	297.4

Gross Margin	167.5	152.3

Operating Expenses	113.8	106.6

Operating Earnings	53.7	45.7

Other Expenses (Income):
Interest expense	3.7	3.4
Other, net	(0.3)	(0.5)

Earnings Before Income Taxes	50.3	42.8

Income Tax Expense	16.8	14.3

Net Earnings	$33.5	$28.5

Earnings Per Share - Basic	$0.54	$0.44

Earnings Per Share - Diluted	$0.54	$0.43

Dividends Declared, Per Share	$0.0880	$0.0800

See accompanying notes to condensed consolidated financial statements

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollars in Millions Except Share Data)
(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Key Exec. Deferred Comp.	Total Share- holders' Equity

Balance, June 2, 2007	62,919,425	$12.6	$–	$197.8	$(51.6)	$(3.5)	$155.3

Net earnings	–	–	–	33.5	–	–	33.5
Foreign currency translation adjustment	–	–	–	–	1.0	–	1.0
Pension and post-retirement liability adjustments	–	–	–	–	(0.1)	–	(0.1)

Total comprehensive income							34.4
Cash dividends declared ($0.880 per share)	–	–	–	(5.4)	–	–	(5.4)
Exercise of stock options	45,717	–	1.0	–	–	–	1.0
Employee stock purchase plan	32,564	–	0.9	–	–	–	0.9
Repurchase and retirement of common stock	(1,878,229)	(0.4)	(4.6)	(55.8)	–	–	(60.8)
Restricted stock units compensation expense	–	–	0.2	–	–	–	0.2
Stock grants compensation expense	–	–	0.2	–	–	–	0.2
Stock grants issued	10,922	–	–	–	–	–	–
Stock option compensation expense	–	–	0.7	–	–	–	0.7
Deferred compensation plan	–	–	0.8	–	–	(0.8)	–
Performance share units compensation expense	–	–	0.8	–	–	–	0.8
Cumulative effect of adopting FIN 48, net of tax	–	–	–	(1.0)	–	–	(1.0)

Balance, September 1, 2007	61,130,399	$12.2	$–	$169.1	$(50.7)	$(4.3)	$126.3

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS
(Dollars in Millions)(Unaudited)

	Three Months Ended

	September 1, 2007	September 2, 2006

Cash Flows from Operating Activities:
Net earnings	$33.5	$28.5
Adjustments to reconcile net income to net cash provided
by (used for) operating activities:
Depreciation and amortization	11.0	10.2
	2.1	1.4
Stock-based compensation
Pension benefits	1.5	(0.3)
Other, net	1.9	1.4
Increase in current assets	(9.3)	(23.7)
Decrease in current liabilities	(8.9)	(23.9)

Net Cash Provided by (Used for) Operating Activities	31.8	(6.4)

Cash Flows from Investing Activities:
Changes in notes receivable, net	–	0.7
Short-term investment purchases	(2.2)	(0.2)
Short-term investment sales	2.1	0.4
Capital expenditures	(8.9)	(8.6)
Proceeds from sales of property and equipment	–	0.1
Other, net	0.1	–

Net Cash Used for Investing Activities	(8.9)	(7.6)

Cash Flows from Financing Activities:
Short-term borrowings, net	30.0	–
Dividends paid	(5.5)	(5.3)
Common stock issued	1.8	1.0
Common stock repurchased and retired	(60.8)	(46.4)

Net Cash Used for Financing Activities	(34.5)	(50.7)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	0.6	(0.2)

Net Decrease in Cash and Cash Equivalents	(11.0)	(64.9)

Cash and Cash Equivalents, Beginning of Period	76.4	106.8

Cash and Cash Equivalents, End of Period	$65.4	$41.9

See accompanying notes to condensed consolidated financial statements.

HERMAN MILLER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION
The condensed consolidated financial statements have been prepared by Herman Miller, Inc. ("the company"), without audit, in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Management believes the disclosures made in this document are adequate so as not to make the information presented misleading.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position of the company as of September 1, 2007, and the results of its operations and cash flows for the interim periods presented. Operating results for the three-month period ended September 1, 2007 are not necessarily indicative of the results that may be expected for the year ending May 31, 2008. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the company's Form 10-K filing for the year ended June 2, 2007.

2. FISCAL YEAR
The company's fiscal year ends on the Saturday closest to May 31. Fiscal 2008, the year ending May 31, 2008 contains 52 weeks. Fiscal 2007, the year ended June 2, 2007, contained 52 weeks. The first three months of fiscal 2008 and 2007 each contained 13 weeks.

3. FOREIGN CURRENCY TRANSLATION
The functional currency for foreign subsidiaries is the local currency. The cumulative effects of translating the balance sheet accounts from the functional currency into the United States dollar using period-end exchange rates and revenue and expense accounts using average exchange rates for the period is reflected as a component of "Accumulated other comprehensive loss" in the Condensed Consolidated Balance Sheets. The financial statement impact resulting from remeasuring all foreign currency transactions into the appropriate functional currency, which was included in "Other Expenses (Income)" in the Condensed Consolidated Statements of Operations, was a loss of $0.3 million and a gain of $0.1 million for the three months ended September 1, 2007, and September 2, 2006, respectively.

4. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) consists of net earnings, foreign currency translation adjustments, pension and post-retirement liability adjustments and unrealized holding gains (losses) on "available-for-sale" securities. Comprehensive income was approximately $34.4 million and $29.3 million for the three months ended September 1, 2007 and September 2, 2006, respectively. The following presents the components of "Accumulated other comprehensive loss" for the period indicated.

(In Millions)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Liability Adjustments (net of tax)	Unrealized Holding Period Gains (Losses) (net of tax)	Total Accumulated Other Comprehensive Income (Loss)

Balance, June 2, 2007	$0.5	$(51.9)	$(0.2)	$(51.6)
Other comprehensive income
(loss) for the three months
ended September 1, 2007	1.0	(0.1)	–	0.9

Balance, September 1, 2007	$1.5	$(52.0)	$(0.2)	$(50.7)

5. COMMON STOCK AND EARNINGS PER SHARE
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS).

	Three Months Ended

	September 1, 2007	September 2, 2006

Numerators:
Numerator for both basic and diluted EPS, net earnings (In Millions)	$33.5	$28.5

Denominators:
Denominator for basic EPS, weighted-average common shares outstanding
	61,781,431	65,104,357

Potentially dilutive shares resulting from stock plans	579,356	515,525

Denominator for diluted EPS	62,360,787	65,619,882

Options to purchase 898,477 and 1,084,918 shares of common stock for the three months ended September 1, 2007 and September 2, 2006, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.

6. STOCK-BASED COMPENSATION
The company adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment" (SFAS 123(R)), at the beginning of fiscal 2007, using the modified prospective transition method. The company recognized compensation costs and related income tax benefits of $2.1 million and $0.7 million, respectively for its stock-based compensation plans in the Condensed Consolidated Statement of Operations for the three-month period ended September 1, 2007. For the three-month period ended September 2, 2006, compensation costs and related income tax benefits were $1.4 million and $0.5 million, respectively.

Stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three months ended September 1, 2007 and September 2, 2006 has been reduced for estimated forfeitures, as it is based on awards ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

Stock Option Plans
The company has stock option plans under which options to purchase the company's stock are granted to employees and non-employee directors and officers at a price not less than the market price of the company's common stock on the date of grant. All options become exercisable between one year and three years from date of grant and expire two to ten years from date of grant. The options are subject to graded vesting with the related compensation expense recognized on a straight-line basis over the requisite service period

The company estimated the fair value of employee stock options on the date of grant using the Black-Scholes model. In determining these values, the following weighted-average assumptions were used for the year-to-date periods indicated.

	September 1, 2007	September 2, 2006

Risk-free interest rates (1)	4.82%	4.95%
Expected term of options (2)	5.5 years	5.0 years
Expected volatility (3)	28%	28%
Dividend yield (4)	1.0%	1.0%
Weighted-average grant-date fair value of stock options:
Granted with exercise prices equal to the fair
market value of the stock on the date of grant	10.14	–
Granted with exercise prices greater than the
fair market value of the stock on the date of grant	$ –	$ 7.48

(1)	Represents the U.S. Treasury yield over the same period as the expected option term.
(2)	Represents the period of time that options granted are expected to be outstanding. Based on analysis of historical option exercise activity, the company has determined that all employee groups exhibit similar exercise and post-vesting termination behavior.
(3)	Amount is determined based on analysis of historical price volatility of the company’s common stock over a period equal to the expected term of the options. The company also utilizes a market-based or “implied volatility” measure, on exchange-traded options in the company’s common stock, as a reference in determining this assumption.
(4)	Represents the company’s estimated cash dividend yield over the expected term of options.

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

Restricted Stock Units
The company has previously granted restricted stock units to certain key employees. This program provided that the actual number of restricted stock units awarded was tied in part to the company's annual financial performance for the year on which the grant was based. The awards generally cliff-vest after a five year service period, with prorated vesting for certain circumstances and continued vesting into retirement. Each restricted stock unit represents one equivalent share of the company's common stock to be awarded, free of restrictions, after the vesting period. Compensation expense related to these awards is recognized over the requisite service period, which includes any applicable performance period. Dividend equivalent awards are granted quarterly.

Performance Share Units
The company grants performance share units to certain key employees. The number of units initially awarded is based on the value of a portion of the participant's long-term incentive compensation, divided by the fair value of the company's common stock on the date of grant. Each unit represents one equivalent share of the company's common stock. The number of common shares ultimately issued in connection with these performance share units is determined based on the company's financial performance over the related three-year service period. Compensation expense is determined based on the grant-date fair value and the number of common shares projected to be issued, and is recognized over the requisite service period.

Employee Stock Purchase Program
Under the terms of the company's Employee Stock Purchase Plan, 4 million shares of authorized common stock were reserved for purchase by plan participants at 85.0 percent of the market price. The company recognizes pre-tax compensation expense related to the market value discount.

7. SUPPLEMENTAL CASH FLOW INFORMATION
The company holds cash equivalents as part of its cash management function. Cash equivalents include money market funds, time deposit investments and treasury bills with original maturities of less than three months. All cash equivalents are high-credit quality financial instruments and the amount of credit exposure to any one financial institution or instrument is limited.

Cash payments for income taxes and interest were as follows.
	Three Months Ended

(In Millions)	September 1, 2007	September 2, 2006

Income taxes paid, net	$1.7	$4.3
Interest paid	$0.1	$–

8. SHORT-TERM INVESTMENTS
The company maintains a portfolio of short-term investments comprised of investment grade fixed-income securities. These investments are held by the company's wholly-owned insurance captive and are considered "available-for-sale" as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, they have been recorded at fair market value based on quoted market prices, with the resulting net unrealized holding gains or losses reflected, net of tax, as a component of "Accumulated other comprehensive loss" in the Condensed Consolidated Balance Sheets (see Note 4).

Net investment income recognized in the Condensed Consolidated Statements of Operations resulting from these investments totaled approximately $0.1 million for each of the three-month periods ended September 1, 2007 and September 2, 2006.

	September 1, 2007

(In Millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value

U.S. Government & Agency Debt	$3.0	$–	$(0.1)	$2.9
Corporate Bonds	7.0	–	(0.1)	6.9
Mortgage-Backed	5.5	–	(0.1)	5.4
Other Debt	0.8	–	–	0.8

Total	$16.3	$–	$(0.3)	$16.0

The following is a summary of the carrying and market values of the company's short-term investments as of the respective dates.

	June 2, 2007

(In Millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value

U.S. Government & Agency Debt	$3.9	$–	$(0.1)	$3.8
Corporate Bonds	6.0	–	(0.1)	5.9
Mortgage-Backed	5.5	–	(0.1)	5.4
Other Debt	0.8	–	–	0.8

Total	$16.2	$–	$(0.3)	$15.9

9. OPERATING SEGMENTS
The company is comprised of two primary operating segments as defined in SFAS 131, "Disclosures about Segments of an Enterprise and Related Information;" North American Furniture Solutions and Non-North American Furniture Solutions.

The North American Furniture Solutions segment includes the operations associated with the design, manufacture and sale of furniture products for work-related settings, including office and healthcare environments, throughout the United States, Canada and Mexico. The business associated with the company's owned contract furniture dealers is also included in the North American Furniture Solutions segment. The Non-North American Furniture Solutions segment includes the operations associated with the design, manufacture and sale of furniture products primarily for work-related settings outside of North America.

The company also reports an "Other" category consisting primarily of its North American Home and start-up businesses, and certain unallocated corporate expenses, if any. North American Home includes the operations associated with the design, manufacture and sale of furniture products for residential settings in the United States, Canada and Mexico. The start-up businesses are aimed at developing innovative products to serve current and new markets.

The performance of the operating segments is evaluated by the company's management using various financial measures. The following is a summary of certain key financial measures for the respective fiscal periods indicated.

	Three Months Ended

(In Millions)	September 1, 2007	September 2, 2006

Net Sales:
North American Furniture Solutions	$406.3	$372.4
Non-North American Furniture Solutions	73.3	62.6
Other	12.1	14.7

Total	$491.7	$449.7

Depreciation and Amortization:
North American Furniture Solutions	$9.3	$8.9
Non-North American Furniture Solutions	1.2	1.1
Other	0.5	0.2

Total	$11.0	$10.2

Operating Earnings:
North American Furniture Solutions	$42.0	$38.4
Non-North American Furniture Solutions	9.9	6.1
Other	1.8	1.2

Total	$53.7	$45.7

Capital Expenditures:
North American Furniture Solutions	$7.6	$7.4
Non-North American Furniture Solutions	1.0	0.5
Other	0.3	0.7

Total	$8.9	$8.6

(In Millions)	September 1, 2007	June 2, 2007

Total Assets:
North American Furniture Solutions	$503.2	$507.0
Non-North American Furniture Solutions	134.9	133.1
Other	25.6	26.1

Total	$663.7	$666.2

The accounting policies of the reportable operating segments are the same as those of the company. Additionally, the company employs a methodology for allocating corporate costs and assets to the operating segments. The underlying objective of this methodology is to allocate corporate costs according to the relative usage of the underlying resources and to allocate corporate assets according to the relative expected benefit. The company has determined that allocation based on relative net sales is most appropriate. The majority of corporate costs are allocated to the operating segments, however, certain costs that are generally considered the result of isolated business decisions are not subject to allocation and are evaluated separately from the rest of the regular ongoing business operations.

10. NEW ACCOUNTING STANDARDS
In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. Under FIN 48, the tax effects of a position should be recognized only if it is "more-likely-than-not" to be sustained based solely on its technical merits as of the reporting date. FIN 48 also requires significant new annual disclosures in the notes to the financial statements. The effect of adjustments at adoption is required to be recorded directly to beginning retaining earnings in the period of adoption and reported as a change in accounting principle. Retroactive application is prohibited under FIN 48. The company adopted the provisions of FIN 48 at the beginning of fiscal 2008. Further information regarding the adoption of FIN 48 is provided in Note 14.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). This new standard establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair value market value. SFAS 157 also expands financial statement disclosure requirements about a company's use of fair value measurements, including the effect of such measures on earnings. The company is required to adopt this new accounting guidance at the beginning of fiscal 2009. While the company is currently evaluating the provisions of SFAS 157, the adoption is not expected to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159). SFAS 159 expands the use of fair value measurement by permitting entities to choose to measure at fair value, many financial instruments and certain other items that are not currently required to be measured at fair value. The company is required to adopt SFAS 159 at the beginning of fiscal 2009 and is in the process of evaluating the applicability and potential impact to its financial statements.

11. OTHER INTANGIBLE ASSETS
Other intangible assets are comprised of patents, trademarks and intellectual property rights. As of September 1, 2007, the combined gross carrying value and accumulated amortization was $15.2 million and $6.0 million, respectively. As of June 2, 2007, these amounts totaled $14.9 million and $5.5 million, respectively. The company amortizes its intangible assets over periods ranging from 5 to 17 years.

Amortization expense related to intangible assets totaled $0.5 million and $0.3 million for the three-month periods ended September 1, 2007, and September 2, 2006.

Estimated amortization expense for intangible assets as of September 1, 2007, for each of the succeeding fiscal years is as follows.

(In Millions)	Remaining 2008	$1.3
	2009	$1.7
	2010	$1.3
	2011	$1.3
	2012	$1.2

12. LONG-TERM DEBT AND NOTES PAYABLE
On March 6, 2001, the company sold publicly registered debt securities totaling $175.0 million. These notes mature on March 15, 2011 and bear an annual interest rate of 7.125 percent, with interest payments due semi-annually.

The company previously issued $100.0 million of senior notes in a private placement to seven insurance companies of which, $3.0 million was outstanding at September 1, 2007 and June 2, 2007.

The company has available an unsecured revolving credit facility that provides for $150.0 million of borrowings and expires in October 2009. The agreement has an accordion feature enabling the credit facility to be increased by an additional $50.0 million, subject to certain conditions. Outstanding borrowings under the agreement bear interest at rates based on the prime, certificates of deposit, LIBOR, or negotiated rates as outlined in the agreement. Interest is payable periodically throughout the period a borrowing is outstanding. Outstanding borrowings against the revolving credit facility reflected under notes payable on the Condensed Consolidated Balance Sheets at September 1, 2007 and June 2, 2007, was $30.0 million and zero, respectively. Additionally, usage against this facility related to outstanding standby letters of credit at September 1, 2007 and June 2, 2007 totaled approximately $13.1 million at each date.

In November 2003, the company entered into two fixed-to-floating interest rate swap agreements. The first agreement, which expires March 15, 2011, effectively converts $50.0 million of fixed-rate debt securities to a floating-rate basis. The fair value of this swap instrument, which is based upon expected LIBOR rates over the remaining term of the instrument, was approximately $(0.8) million at September 1, 2007, and is reflected as a reduction to long-term debt and an offsetting addition to other long-term liabilities in the Condensed Consolidated Balance Sheets. As of June 2, 2007, the fair value of approximately $(1.7) million is reflected as a reduction to long-term debt and an offsetting addition to other long-term liabilities. The floating interest rate for this agreement is based on the six-month LIBOR, set in-arrears at the end of each semi-annual period, which is estimated to be approximately 8.0 percent at both September 1, 2007 and June 2, 2007. The next scheduled interest rate reset date is in September 2007.

The second agreement, which expires March 5, 2008, effectively converts $3.0 million of fixed-rate private placement debt to a floating-rate basis. The fair value of this swap instrument, which is based upon expected LIBOR rates over the remaining term of the instrument, was approximately $(0.1) million at September 1, 2007, and is reflected as a reduction to long-term debt and an offsetting addition to other long-term liabilities in the Condensed Consolidated Balance Sheet. As of June 2, 2007, the fair value of approximately $(0.1) million is reflected in the Condensed Consolidated Balance Sheets as a reduction to long-term debt and an offsetting addition to other long-term liabilities. The floating interest rate for this agreement is based on the six-month LIBOR, set in-arrears at the end of each semi-annual period, which is estimated to be approximately 8.8 percent at September 1, 2007 and 8.7 percent at June 2, 2007. The next scheduled interest rate reset date is in September 2007.

As of September 1, 2007, a total of $53.0 million of the company's outstanding debt was effectively converted to a variable-rate basis as a result of these interest rate swap arrangements. These swaps are fair-value hedges and qualify for hedge-accounting treatment using the "short-cut" method under the provisions of Statement of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Under this accounting treatment, the change in the fair value of the interest rate swap is equal to the change in value of the related hedged debt and, as a result, there is no net effect on earnings. These agreements require the company to pay floating-rate interest payments in return for receiving fixed-rate interest payments that coincide with the semi-annual payments to the debt holders at the same date.

The counterparties to these swap instruments are large financial institutions which the company believes are of high-quality creditworthiness. While the company may be exposed to potential losses due to the credit risk of non-performance by these counterparties, such losses are not anticipated. These swap arrangements effectively increased interest expense by $0.1 million in each of the three-month periods ended September 1, 2007 and September 2, 2006.

13. GUARANTEES, INDEMNIFICATIONS, AND CONTINGENCIES
Product Warranties
The company provides warranty coverage to the end-user for parts and labor on products sold. The standard length of warranty is 12 years; however, this varies depending on the product classification. The company does not sell or otherwise issue warranties or warranty extensions as stand-alone products. Reserves have been established for the various costs associated with the company's warranty program. General warranty reserves are based on historical claims experience and other currently available information and are periodically adjusted for business levels and other factors. Specific reserves are established once an issue is identified with the amounts for such reserves based on the estimated cost of correction. Changes in the warranty reserves for the stated periods were as follows.

	Three Months Ended

(In Millions)	September 1, 2007	September 2, 2006

Accrual Balance - beginning	$14.6	$14.9
Accrual for warranty matters	3.7	4.2
Settlements and adjustments	(3.6)	(3.5)

Accrual Balance - ending	$14.7	$15.6

Other Guarantees
The company is periodically required to provide performance bonds in order to do business with certain customers. These arrangements are common and generally have terms ranging between one and three years. The bonds are required to provide assurances to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies, however, the company is ultimately liable for claims that may occur against them. As of September 1, 2007, the company had a maximum financial exposure related to performance bonds totaling approximately $8.4 million. The company has had no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company's financial statements. Accordingly, no liability has been recorded as of September 1, 2007 and June 2, 2007.

The company previously entered into an agreement with a third-party leasing company to guarantee, in certain limited circumstances, the residual value of leased product. This lease expired in March 2007. As of September 1, 2007 the maximum financial exposure regarding the guarantee totaled approximately $2.0 million. As of September 1, 2007 and June 2, 2007, the estimated fair value of this guarantee is zero, and accordingly, is not reflected on the company's Condensed Consolidated Balance Sheets at these dates.

The company has entered into standby letter of credit arrangements for the purpose of protecting various insurance companies against default on the payment of certain premiums and claims. A majority of these arrangements are related to the company's wholly-owned captive insurance company. As of September 1, 2007, the company had a maximum financial exposure from these insurance-related standby letters of credit totaling approximately $13.1 million. The company has had no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company's financial statements. Accordingly, no liability has been recorded as of September 1, 2007 and June 2, 2007.

Contingencies
As previously reported, the company has received a subpoena from the New York Attorney General's office requesting certain information relating to the minimum advertised price program maintained by the Herman Miller for the Home division. In connection with this matter, the New York Attorney General's office has taken depositions of current and former employees of the company and certain dealers. The company and the New York Attorney General's office have had preliminary discussions regarding possible methods of resolving the matter. The company has reserved its best estimate of a potential amount to resolve this matter. The accrued amount is not material to the company's consolidated financial position.

The company leases a facility in the UK under an agreement that expires in March 2008. Under the terms of the lease, the company is required to perform the maintenance and repairs necessary to address the general dilapidation of the facility over the lease term. The ultimate cost of this provision to the company is dependent on a number of factors including, but not limited to, the future use of the facility by the lessor and whether the company chooses and is permitted to renew the lease term. The company has estimated the cost of these maintenance and repairs to be between $0 and $3 million, depending on the outcome of future plans and negotiations. Based on existing circumstances, it is estimated that these costs will most likely approximate $0.5 million. As a result, this amount has been recorded as a liability reflected under the caption "Other Liabilities" in the Condensed Consolidated Balance Sheets at both September 1, 2007, and June 2, 2007.

The company has a lease obligation in the UK until May 2014 for a facility that it previously exited. The company believes it will be able to assign or sublet the lease for the majority of the remaining lease term to another tenant at current market rates. However, current market rates for comparable office space are lower than the rental payments owed under the lease agreement. As such, the company would remain liable to pay the difference. As a result, the estimated liability of $1.3 million and $1.4 million is reflected under the caption "Other Liabilities" in the Condensed Consolidated Balance Sheets at September 1, 2007 and June 2, 2007, respectively.

The company, for a number of years, has sold various products to the United States Government under General Services Administration ("GSA") multiple award schedule contracts. Under the terms of these contracts, the GSA is permitted to audit the company's compliance with the GSA contracts. The company has occasionally noted errors in complying with contract provisions. From time to time the company has notified the GSA of known instances of non-compliance (whether favorable or unfavorable to the GSA) once such circumstances are identified and investigated. The company does not believe that any of the errors brought to the GSA's attention will adversely affect its relationship with the GSA. Currently there are no GSA post-award audits either scheduled or in process. Management does not expect resolution of potential future audits to have a material adverse effect on the company's consolidated financial statements.

The company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the company's consolidated financial statements.

14. INCOME TAXES
The effective tax rates for the three months ended September 1, 2007 and September 2, 2006, were 33.5 percent and 33.4 percent, respectively. The company's United States federal statutory rate is 35.0 percent. The current year effective rate was below the statutory rate primarily due to the manufacturing deduction under the American Job Creations Act of 2004. The effective rate in the prior year was below the statutory rate primarily due to the manufacturing deduction under the American Job Creations Act of 2004, the release of federal tax reserves relating to the closure of an Internal Revenue Service review for fiscal years 1997 through 2003 and other accrual adjustments related to the company's foreign captive insurance company.

The company adopted the provisions of FIN 48 on June 3, 2007. Prior to the adoption of FIN 48, the company had income tax accruals of $6.6 million associated with tax benefits taken in tax returns but not recognized for financial statement purposes ("unrecognized tax benefits"). As a result of the adoption of FIN 48, the company recorded an increase in liabilities for unrecognized tax benefits of $0.8 million, which was recorded as a reduction to beginning retained earnings in fiscal 2008. Including this cumulative effect adjustment, the company had income tax accruals associated with unrecognized tax benefits totaling $7.9 million as of September 1, 2007. The company's effective tax rate would have been affected by this amount had the unrecognized tax benefits been recognized as a reduction to income tax expense.

The company recognizes interest and penalties related to unrecognized tax benefits through income tax expense in its statement of operations. The company has reserved approximately $0.2 million for interest and penalties related to the adoption of FIN 48, which is also recorded as a reduction to beginning retained earnings in fiscal 2008. Interest and penalties recorded during the quarters ended September 1, 2007 and September 2, 2006, were negligible. As of September 1, 2007, the company's recorded liability for interest and penalties related to unrecognized tax benefits totaled $0.8 million.

The company is subject to periodic audits by domestic and foreign tax authorities. Currently, the company is undergoing routine periodic audits in both domestic and foreign tax jurisdictions. It is reasonably possible that the amounts of unrecognized tax benefits could change in the next 12 months as a result of the audits, however, any tax payments related to these audits, if any, is not expected to be material to the company's consolidated financial statements.

For the majority of tax jurisdictions, the company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for fiscal years before 2004.

15. EMPLOYEE BENEFIT PLANS
The following tables summarize the costs of the company's employee pension and post-retirement plans for the periods indicated.

(In Millions)	Three Months Ended

	Pension Benefits		Post-Retirement Benefits

	September 1, 2007	September 2, 2006	September 1, 2007	September 2, 2006

Domestic:
Service cost	$2.3	$2.2	$–	$–
Interest cost	4.0	4.0	0.3	0.3
Expected return on plan assets	(5.4)	(5.3)	–	–
Net amortization loss	0.7	0.5	0.1	0.1

Net periodic benefit cost	$1.6	$1.4	$0.4	$0.4

International:
Service cost	$0.6	$0.5
Interest cost	1.1	0.9
Expected return on plan assets	(1.3)	(1.0)
Net amortization loss	0.1	0.4

Net periodic benefit cost	$0.5	$0.8

During the first quarter of fiscal 2007, the company made a $2 million voluntary contribution to its international pension plan. The company is currently evaluating what additional voluntary contributions, if any, will be made to its various employee retirement plans in fiscal 2008. Actual contributions will be dependent upon investment returns, changes in pension obligations and other economic and regulatory factors.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors that affected the company's financial condition, earnings and cash flows during the periods included in the accompanying condensed consolidated financial statements. References to "Notes" are to the footnote disclosures included in the condensed consolidated financial statements.

Discussion of Current Business Conditions
Our operating results for the quarter ended September 1, 2007 provided a solid start to the fiscal year. It represented the fifteenth consecutive quarter of year-over-year consolidated net sales growth. Our strong beginning backlog, combined with consistent order pacing early in the quarter, drove growth of 9.3% in revenue over the prior year first quarter. This increased sales volume provided improved leverage within our gross margin and operating expense percentages, and was further enhanced by benefit gained from our most recent price increase, improved leverage within our gross margin and operating expense percentages. As a result, operating earnings, net earnings, and earnings per share all showed double-digit increases over the prior year.

Our Non-North American Furniture Solutions business segment had another outstanding quarter; reporting double-digit increases in net sales and operating earnings. Order levels within the segment also remained strong throughout the quarter. Our focused efforts to extend our reach into new geographic markets, combined with new products and the continued expansion of our independent dealer network contributed to these positive results.

Net sales within our North American Furniture Solutions segment were 9.1% higher than the prior year quarter. While we were pleased with this top-line increase, we were disappointed in the volume of new orders booked in the period. In fact, North American orders in the quarter declined relative to the prior year, driving an overall decrease in our consolidated orders on a year-over-year basis.

The Business Institutional Furniture Manufacturer's Association (BIFMA) issued its most recent domestic industry forecast in August 2007. The report outlines an expectation that the industry will continue to experience growth in shipments and orders through calendar year 2008. However, these growth rates were revised downward from those reported in the previous BIFMA forecast. An expected softening in the non-residential construction sector and a negative outlook for corporate profitability were cited as drivers of the revised forecast.

The decline in orders we experienced in the first quarter, particularly when viewed in the context of BIFMA's revised industry forecast, suggest we may be entering a period of cyclical softening in the North American contract office furniture market. Accordingly, we are taking steps to adjust our cost structure to the current order levels we are seeing in the business. As always, our goal in making these adjustments is to, at a minimum, maintain operating profitability in the near-term without sacrificing the investments required to achieve our long-term strategic goals.

Analysis of First Quarter Results
The quarters ended September 1, 2007 and September 2, 2006 each included 13 weeks of operations. The following table presents certain key highlights from the results of operations for the periods indicated.

In millions, except per share data	Three Months Ended

	September 1, 2007	September 2, 2006	Percent Change

Net Sales	$491.7	$449.7	9.3%
Gross Margin	167.5	152.3	10.0%
Operating Expenses	113.8	106.6	6.8%
Operating Earnings	53.7	45.7	17.5%
Net Earnings	33.5	28.5	17.5%
Earnings per share - diluted	0.54	0.43	25.6%
Orders	483.8	503.2	-3.9%
Backlog	279.8	293.9	-4.8%

Consolidated Sales, Orders, and Backlog
Net sales in the first quarter of $491.7 million were $42.0 million higher than the same period last year. An estimated $7 million to $8 million of this increase is attributed to the general price increase we implemented in February 2007. The amount of the price increase that we have captured as additional net sales has been between 30% and 50% of the total list price increase. This capture rate is similar to our experience with general list price increases implemented in recent years. The competitive pricing environment within our industry generally precludes us from capturing the full benefit of a list price increase.

On a sequential-quarter basis, net sales in the period increased $6.4 million or 1.3% from the fourth quarter of fiscal year 2007. This percentage increase is comparable to what we experienced between the fourth quarter of fiscal 2006 and the first quarter of fiscal 2007.

Unlike net sales, new orders in the first quarter of fiscal 2008 were lower than the prior year period. Consolidated orders of $483.8 million decreased $19.4 million or 3.9% from the first quarter of fiscal 2007. This represents the first time in 15 consecutive quarters that we have experienced a year-over-year decline in orders. The overall decrease is attributable to lower new orders in North America and may reflect a cyclical softening of business conditions in the North American contract furniture market.

On a sequential-quarter basis, orders in the first quarter increased $7.0 million or 1.5% from the fourth quarter of fiscal year 2007. The comparable increase in the prior year was 13.9%. We generally experience increased order activity in the first quarter, driven by a seasonal ramp-up in federal government orders and project activity following the industry trade show in June. Although this year, we did not see as many large federal government or commercial project orders as we had in the past.

The backlog of unfilled orders as of September 1, 2007 was $279.8 million. This amount is down $14.1 million or 4.8% from our September 2, 2006 backlog of $293.9 million. The decrease in the backlog compared to the prior year was driven by lower order activity in our North American business segment in the first quarter. On a sequential-quarter basis, the ending backlog decreased $8.2 million or 2.8% from the fourth quarter of fiscal 2007.

Performance versus the Domestic Contract Furniture Industry
Net sales at our U.S. operations increased 8.4% during the first quarter of fiscal 2008 compared to the same quarter last year. Conversely, over the same period our domestic orders decreased 6.0%. By comparison, BIFMA reported an estimated year-over-year increase in U.S. office furniture shipments of 7.9% for the three-months ended August 2007. Industry orders for the quarter as reported by BIFMA grew 8.9% from the same period last year.

We remain cautious about reaching conclusions regarding changes in market share based on analysis of data on a short term basis due, in part, to the large increase in orders received in the first quarter of fiscal 2007. Instead, we believe such conclusions should only be reached by analyzing comparative data over several quarters. Based on this, we believe our performance relative to the domestic industry over the past 12 months provides evidence that we have been successful in capturing additional domestic market share.

While the sales and order data for our U.S. operations provide a relative comparison to BIFMA, it is not intended to be an exact comparison. The actual data we report to BIFMA is done so in a manner consistent with the BIFMA definition of office furniture "consumption." This definition differs slightly from the categorization we have presented in this report. Notwithstanding this difference, we believe our presentation provides the reader with a more relevant comparison.

Financial Summary
The following table presents, for the periods indicated, the components of the company's Condensed Consolidated Statements of Operations as a percentage of net sales.

	Three Months Ended

	September 1, 2007	September 2, 2006

Net Sales	100.0%	100.0%
Cost of Sales	65.9	66.1
Gross Margin	34.1	33.9
Operating Expenses	23.1	23.7
Operating Margin	10.9	10.2
Other Expense, net	0.7	0.6
Earnings Before Income Taxes	10.2	9.5
Income Tax Expense	3.4	3.2
Net Earnings	6.8%	6.3%

Consolidated Gross Margin
Consolidated gross margin in the first quarter totaled 34.1%, representing a 20 basis-point improvement over the same quarter last year. The improvement was driven primarily by benefits received from the February 2007 price increase, combined with additional leverage gained on higher net sales volume. In addition to the impact of our price increase, direct material costs improved relative to the prior year due to favorable commodity prices. These positive factors were partially offset by increased overhead expenses associated with project-related services, the implementation of annual salary and wage increases at the beginning of the fiscal year, and continued inefficiencies associated with the production of one of our newest lines of systems furniture. Despite the increased payroll costs and specific production inefficiencies, total direct labor expenses in the first quarter improved, as a percent of net sales, by 30 basis-points from the prior year.

Manufacturing overhead expenses in the first quarter were higher than the prior first quarter, both in terms of dollars and as a percent of net sales. Costs related to service sales were among the more significant drivers of this increase. In particular, we experienced an increase in service sales within our Non-North American business segment this quarter. These sales generally have lower margins than do sales of Herman Miller product. In addition, during the first quarter we incurred expenses related to contract design and installation services on a large project within our North American Furniture Solutions business segment. Due to the level of uncertainty associated with our ability to be reimbursed for these services, we recognized the expenses, which totaled approximately $5.0 million, without recording any associated service revenue. Overhead expenses also increased in the quarter relative to the prior year due to higher costs for depreciation and employee benefits, including medical and prescription drug coverage, and salaries for indirect production labor.

On a percent-of-sales basis, direct material expenses decreased 80 basis points from the first quarter of fiscal 2007. A significant amount of this reduction is attributable to the impact of our February 2007 general price increase, which increased net sales without a corresponding increase in expenses. We also benefited in the quarter from a favorable shift in the market price of steel components relative to the prior-year period. We estimate the favorable impact of steel prices, in combination with net pricing changes for other commodities such as aluminum, plastics, and wood particleboard, reduced our first quarter direct material costs in the range of $1.0 million to $2.0 million compared to the same period in the prior year. Despite this improvement, we believe it is likely that going forward, we will see continued volatility in market pricing for key commodities. Our product pricing strategy, combined with our commitment to lean manufacturing principles under the Herman Miller Production System (HMPS), continue to be our primary means of addressing the financial impact of this volatility.

On a sequential-quarter basis, our gross margin percentage in the first quarter increased 50 basis points from the fourth quarter of fiscal 2007. The improvement was driven, in part, by the increase in net sales between periods. In addition, incentive compensation expenses recognized in the first quarter were $2.3 million lower than the fourth quarter of last year. We also benefited from more favorable direct material pricing in the first quarter of this year. Finally, while we are continuing to work through inefficiencies associated with manufacturing one of our newest furniture lines, we did realize an improvement in gross margin performance for this product during the first quarter.

Operating Expenses and Operating Earnings
Operating expenses in the first quarter were $113.8 million or 23.1% of net sales compared to $106.6 million or 23.7% of net sales in the same quarter last year. While our operating expenses improved as a percentage of net sales, the year-over-year increase in absolute dollars totaled $7.2 million. Approximately $3.4 million of this increase came from higher compensation-related expenses, including those for accrued incentive bonuses, annual merit increases, and stock-based compensation. Additionally, variable selling expenses in the current year first quarter, including commissions and designer royalties, contributed significantly to the year-over-year increase. Expenses related to charitable contributions were up $0.6 million compared to the prior year. We also incurred higher occupancy costs in the current year first quarter related to new showroom locations in England and Italy. Partially offsetting these increases in the quarter were lower bad debt expenses driven by a general improvement in our aged accounts receivable balances.

Changes in foreign currency exchanges rates from the prior year period also had an impact on the comparison of operating expenses in the current period. We estimate changes in exchange rates increased our consolidated first quarter operating expenses by approximately $0.9 million relative to the same period last year.

Our investment in research and development, excluding royalties, totaled $9.7 million in both three month periods ended September 1, 2007 and September 2, 2006.

On a sequential-quarter comparison, operating expenses in the first quarter decreased from the fourth quarter of last year both as a percentage of net sales and in total dollars. Operating expenses in the fourth quarter of fiscal 2007 were $118.6 million or 24.4% of net sales. Incentive bonus expenses in the current year first quarter were $2.2 million lower than the fourth quarter of fiscal 2007. Additionally, in the fourth quarter of last year we incurred higher costs related to marketing and product development initiatives, much of which related to preparations for our annual industry tradeshow, which was held in June. Due to the timing of this tradeshow, we typically see a decrease in expense spending between the fourth and first quarters of our fiscal calendar.

Operating earnings in the first quarter were $53.7 million compared to $45.7 million last year. As a percentage of net sales, operating earnings were 10.9%, up from 10.2% in the prior year.

Other Income/Expense and Income Taxes
Net other expenses in the first quarter totaled $3.4 million compared to $2.9 million in the same period last year. The increase in expense was driven primarily by higher interest costs related to borrowings on our revolving line of credit balance. We also incurred a net foreign currency transaction loss of $0.3 million in the current quarter compared to a gain of $0.1 million last year.

The effective tax rates for the three months ended September 1, 2007 and September 2, 2006, were 33.5% and 33.4%, respectively. The current quarter effective rate was below the United States federal statutory rate of 35% primarily due to the manufacturing deduction under the American Job Creations Act of 2004 (AJCA). The effective rate in the prior year first quarter was below the statutory rate primarily due to AJCA deductions, the release of federal tax reserves relating to the closure of an Internal Revenue Service review for fiscal years 1997 through 2003, and other accrual adjustments related to our foreign captive insurance company. We expect our full-year effective tax rate for fiscal 2008 to be between 32% and 34%.

At the beginning of the first quarter we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" (FIN 48). Upon adoption, we recognized an increase in accrued liabilities associated with unrecognized tax benefits. We also recognized an increase in accruals for estimated interest and penalties associated with those unrecognized tax benefits. These accrual adjustments were recorded as a $1.0 million reduction, net of tax, to the June 3, 2007 balance of retained earnings. This adjustment, which did not impact net earnings for the period, is considered a Cumulative Effect of a Change in Accounting Principle as required by FIN 48. In addition, we reclassified $8.7 million from current accrued income taxes payable into non-current liabilities. This reclassification was made to match the anticipated timing of future income tax payments.

Reportable Operating Segments
Our business comprises various operating segments as defined by generally accepted accounting principles in the United States. These operating segments are determined on the basis of how we internally report and evaluate financial information used to make operating decisions. For external reporting purposes, we aggregate these operating segments as follows:

•	North American Furniture Solutions – Includes the business associated with the design, manufacture and sale of furniture products for office, healthcare and educational environments, throughout the United States, Canada and Mexico.
•	Non-North American Furniture Solution – Includes the business associated with the design, manufacture and sale of furniture products, primarily for work-related settings, outside North America.
•	Other–Includes our North American residential furniture business as well as other business activities, including Convia, and activities associated with the Herman Miller Creative Office. Convia is our subsidiary aimed at providing programmable electrical and data infrastructure for building interiors. The "other" category also includes unallocated corporate expenses.

Further information regarding our reportable operating segments can be found in Note 9.

Net sales in the first quarter within our North American Furniture Solutions segment totaled $406.3 million compared to $372.4 million last year. This represents an increase of 9.1%. Sales within the healthcare industry have remained a key source of growth within the segment, again showing double-digit increases over the prior year. Although in terms of dollars our healthcare business remains modest in relation to total segment sales, we continue to believe that ongoing construction within the industry presents a tremendous commercial growth opportunity. Sales in Canada were strong this quarter, posting a double-digit increase over the prior year first quarter. Our Mexico sales operation reported a year-over-year decrease in net sales in the first quarter. Orders in Mexico, however, were up slightly compared to the prior year. This is a geographic region of our business that has shown strong growth in recent years. The decline in sales is attributed to the timing of projects as opposed to an adverse shift in overall market conditions.

While we were pleased with our growth in net sales in the quarter, we have experienced a softening in the pace of new orders within our core North American contract furniture business. This is clearly an area we are watching closely, particularly in relation to the industry statistics published by BIFMA.

Operating earnings in the first quarter within the North American Furniture Solutions segment were $42.0 million, or 10.3% of net sales. This compares to $38.4 million or 10.3% in the same period last year. As previously discussed in the context of our consolidated gross margin performance, during the first quarter we recognized approximately $5.0 million in contract service expenses without an offsetting amount of service revenue. These additional expenses offset the leverage benefit that would have otherwise been driven by the year-over-year net sales increase.

Net sales within our Non-North American Furniture Solutions segment totaled $73.3 million in the first quarter. This compares to $62.6 million in the first quarter of last year. The year-over-year increase of 17.1% marked another quarter of solid performance, highlighted by particularly strong sales in Asia. Our new manufacturing facility in China has been in operation since February of this year and we are very pleased with how the startup has progressed. This new operation, and an expanding independent dealer network, were among the largest contributors to the sales growth in the region. While sales in Asia are still relatively small in comparison to our consolidated total, it is becoming a more significant part of our global presence and remains a key element of our long-term growth strategy. Although year-over-year sales growth in continental Europe was modest in the first quarter, we reported a double-digit increase in the United Kingdom. Our U.K. operation represents the segment's largest contributor to net sales and operating earnings. Operating earnings in the first quarter for the Non-North American Furniture Solutions segment totaled $9.9 million, or 13.5% of net sales. This compares to $6.1 million or 9.7% in the same period last year.

Net sales within the "Other" category were $12.1 million in the first quarter of this year, compared to $14.7 million last year. Our fiscal 2007 first quarter results included sales of $3.1 million to an OEM manufacturer of non-furniture products. That contract has since expired and we are no longer manufacturing and selling the related components. The elimination of these sales is the primary driver of the year-over-year decrease in net sales within the category.

Changes in currency exchange rates from the prior year affected the U.S. dollar value of net sales within both primary operating segments. We estimate these changes effectively increased first quarter net sales within the North American Furniture Solutions segment by approximately $1.5 million. This was largely driven by the weakening in the average U.S. dollar / Canadian dollar exchange rate during the period. Within the Non-North American Furniture Solutions segment, exchange rate changes increased first quarter net sales by an estimated $3.0 million. This increase was driven by favorable movements in the U.S. dollar / British Pound Sterling and U.S. dollar / Euro exchange rates as compared to last year. It is important to note that period-to-period changes in exchange rates have a directionally similar impact on our international expenses as measured in U.S. dollars. Operating earnings within our Non-North American business segment increased an estimated $0.4 million in the first quarter of this year due to such changes. The estimated impact on operating earnings of our North American business segment was not significant in the first quarter.

Financial Condition, Liquidity, and Capital Resources
The table below presents certain key cash flow and capital highlights for the periods indicated.

(In Millions)	Three Months Ended

	September 1, 2007	September 2, 2006

Cash and cash equivalents, end of period	$65.4	$41.9
Short-term investments, end of period	16.0	15.1
Cash generated from (used for) operating activities	31.8	(6.4)
Cash used for investing activities	(8.9)	(7.6)
Cash used for financing activities	(34.5)	(50.7)
Capital expenditures	(8.9)	(8.6)
Stock repurchased and retired	(60.8)	(46.4)
Interest-bearing debt, end of period (1)	207.1	179.4
Available unsecured credit facility, end of period (2)	106.9	136.9

(1) Amounts shown include the fair market values of the company's interest rate swap arrangements. The net fair value of these arrangements totaled $(0.9) million and $(1.6) million at September 1, 2007 and September 2, 2006, respectively.
(2) Amounts shown are net of outstanding letters of credit, which are applied against the company's unsecured credit facility.

Cash Flow –Operating Activities

Quarter Ended September 1, 2007
Cash generated from operating activities in the first quarter of this year totaled $31.8 million. Working capital changes from the prior year-end drove a net use of cash totaling $18.2 million. The single largest driver of this working capital investment in the quarter was the payout of incentive bonuses earned during fiscal 2007. In total, employee compensation and benefit accruals decreased $40.5 million in the quarter. Additionally, volume-driven increases in accounts receivable and inventory contributed to the net working capital cash outflow. Partially offsetting this were favorable cash flow changes within income taxes and trade accounts payable, which totaled $14.6 million and $8.6 million, respectively. We also benefited from increases in accrued liabilities for interest and customer deposits.

Under HMPS, we continue to strive to enhance efficiencies and cost savings by minimizing the amount of inventory on hand. Accordingly, production is order-driven with raw materials purchased as needed to meet order demands. The standard lead-time for the majority of our products is 10 to 20 days. As a result, the velocity of our inventory turns is high. Despite the increase in inventory levels in the current year first quarter, these factors cause our inventory levels to appear relatively low in relation to sales volume.

Quarter Ended September 2, 2006
Cash used for operating activities in the first quarter of fiscal 2007 totaled $6.4 million. The negative operating cash flow was driven by a significant use of cash in our working capital balances. A $47.3 million reduction to compensation and benefit accruals drove the single largest working capital cash outflow in the period. The majority of this accrual reduction related to bonuses earned in fiscal 2006 and paid in the first quarter of fiscal 2007. Increases in inventory, accounts receivable and prepaid insurance balances also contributed significantly to working capital outflows in the quarter.

The increase in inventories during the first quarter of fiscal 2007, which totaled $11.1 million, was the result of three primary factors. First, we experienced a seasonal increase in production levels related to federal government business. Second, we had some orders that did not ship before the end of the quarter due to the timing of the Labor Day holiday. Finally, work-in-process inventory at certain of our owned dealership subsidiaries was up at the end of the quarter due to timing of project installations.

Accounts receivable balances increased in the period due to higher sales volume and a general deterioration in the aging of trade balances from the end of fiscal 2006.

We also made a $2 million voluntary contribution to our primary international pension plan in the first quarter of fiscal 2007. This contribution is reflected as a reduction to operating cash flows in the period.

Cash Flow –Investing Activities
The majority of the investing activity outflows in both the current and prior year first quarters resulted from the purchase of capital assets. Capital expenditures totaled $8.9 million in the first quarter compared to $8.6 million in the prior year. At the end of the first quarter, we had outstanding commitments for future capital purchases of approximately $8.5 million. We expect full-year capital expenditures for fiscal 2008 to be approximately $50 million. By comparison, fiscal year 2007 capital expenditures were $41.3 million.

Cash Flow –Financing Activities
Share repurchases were the most significant factor affecting cash outflows from financing activities. In the first quarter of this year, we repurchased 1,878,229 shares for $60.8 million or an average of $32.38 per share. By comparison, 1,701,470 shares were repurchased for $46.4 million or an average of $27.31 per share during the same period last fiscal year. At September 1, 2007, we had approximately $77 million available for future share repurchases on the authorization previously approved by our Board of Directors. Subsequent to the end of our first quarter, our Board of Directors expanded our stock repurchase program by authorizing additional share repurchases up to $300 million.

Dividend payments in the current year first quarter totaled $5.5 million. These payments were partially offset in the current year first quarter by $1.8 million received from the issuance of new shares. In the prior year first quarter, dividend payments were $5.3 million and cash generated from share issuances totaled $1.0 million.

Interest-bearing debt at the end of the first quarter increased $30.9 million from $176.2 million at the end of fiscal 2007. Net borrowings against our unsecured revolving credit facility accounted for $30.0 million of this increase. The remaining increase resulted from changes in the combined fair value of our interest rate swap arrangements during the quarter. Further disclosure regarding our interest rate swap arrangements is provided in Note 12. Our next scheduled debt repayment of $3.0 million on our private placement notes will be made in the fourth quarter of this fiscal year.

Outstanding standby letters of credit totaling $13.1 million were considered additional usage against our unsecured revolving credit facility at the end of the first quarter. The provisions of our private placement notes and unsecured credit facility require that we adhere to certain covenant restrictions and maintain certain performance ratios. We were in compliance with all such restrictions and performance ratios again this quarter and expect to remain in compliance in the future.

We believe that our cash on hand, cash generated from operations and our borrowing capacity will provide adequate liquidity to fund near term and future business operations and capital needs.

Contractual Obligations

Contractual obligations associated with our ongoing business and financing activities will result in cash payments in future periods. A table summarizing the amounts and estimated timing of these future cash payments was provided in the company's Form 10-K filing for the year ended June 2, 2007. During the first three months of fiscal 2008, there were no material changes outside the ordinary course of business in the company's contractual obligations or the estimated timing of the future cash payments.

Off-Balance Sheet Arrangements

Guarantees
We provide certain guarantees to third parties under various arrangements in the form of product warranties, loan guarantees, standby letters of credit, lease guarantees, performance bonds and indemnification provisions. These arrangements are accounted for and/or disclosed in accordance with FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others" as described in Note 13.

Variable Interest Entities
On occasion, we provide financial support to certain independent dealers in the form of term loans, lines of credit, and/or loan guarantees which may represent variable interests in such entities. At September 1, 2007, we were not considered the primary beneficiary of any such dealer relationships under FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." Accordingly, we were not required to consolidate the financial statements of any of these entities during the first quarter.

The risks and rewards associated with our interests in these dealerships are primarily limited to our outstanding loans and guarantee amounts. As of September 1, 2007, our maximum exposure to potential losses related to outstanding loans to these other entities totaled $3.9 million. Information on our exposure related to outstanding loan guarantees provided to such entities is included in Note 13.

Contingencies

See Note 13 to the condensed consolidated financial statements.

Critical Accounting Policies

We strive to report our financial results clearly and understandably. We follow accounting principles generally accepted in the United States in preparing our consolidated financial statements, which require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. A summary of our more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in our Form 10-K filing for the year ended June 2, 2007. During the first three months of fiscal 2008, there was no material change in the accounting policies and assumptions previously disclosed.

New Accounting Standards

See Note 10 to the condensed consolidated financial statements.

Safe Harbor Provisions

Certain statements in this filing are not historical facts but are "forward-looking statements" as defined under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended. Such statements are based on management's beliefs, assumptions, current expectations, estimates and projections about the office furniture industry, the economy and the company itself. Words like "anticipates," "believes," "confident," "estimates," "expects," "forecasts," "likely," "plans," "projects," "should," variations of such words, and similar expressions identify such forward-looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. These risks include, without limitation, employment and general economic conditions, the pace of economic activity in the U.S. and in our international markets, the increase in white collar employment, the willingness of customers to undertake capital expenditures, the types of products purchased by customers, competitive pricing pressures, the availability and pricing of raw materials, our reliance on a limited number of suppliers, currency fluctuations, the ability to increase prices to absorb the additional costs of raw materials, the financial strength of our dealers, the financial strength of our customers, the mix of our products purchased by customers, our ability to attract and retain key executives and other qualified employees, our ability to continue to make product innovations, the success of newly introduced products, our ability to obtain targeted margins from new products, our ability to serve all of our markets, possible acquisitions, divestitures or alliances, the outcome of pending litigation or governmental audits or investigations, political risk in the international markets we serve, and other risks identified in our filings with the Securities and Exchange Commission. Therefore, actual results and outcomes may materially differ from what we express or forecast. Furthermore, Herman Miller, Inc. undertakes no obligation to update, amend, or clarify forward-looking statements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Direct Material Costs
The company is exposed to risks arising from market price changes for certain direct materials used in its manufacturing processes. The largest direct material costs incurred by the company are for steel, plastic/textiles, wood particleboard and aluminum components. The market price of plastics and textiles are sensitive to the cost of oil and natural gas. The cost of wood particleboard has been impacted by continual downsizing of production capacity in the wood market. Aluminum component prices are sensitive to changes in energy costs associated with the conversion of raw materials to aluminum ingots.

Foreign Exchange Risk
The company manufactures its products in the United States, United Kingdom and China. It also sources completed products and product components from outside the United States. The company's completed products are sold in numerous countries around the world. Sales in foreign countries as well as certain expenses related to those sales are transacted in currencies other than the company's reporting currency, the U.S. dollar. Accordingly, production costs and profit margins related to these sales are affected by the currency exchange relationship between the countries where the sales take place and the countries where the products are sourced or manufactured. These currency exchange relationships can also affect the company's competitive positions within these markets.

In the normal course of business, the company enters into contracts denominated in foreign currencies. The principal foreign currencies in which the company conducts its business are the British Pound Sterling, Euro, Canadian dollar, Japanese Yen, Mexican Peso, and Chinese Renminbi. As of September 1, 2007, the company had outstanding three forward currency instruments designed to offset €5 million of its net asset exposure denominated in a non-functional currency. At June 2, 2007, the company had outstanding three forward currency instruments designed to offset €4 million in non-functional currency exposure. These forward currency instruments are marked to market at the end of the period, with changes in fair value reflected in net earnings. At September 1, 2007 and June 2, 2007, the related fair values of these forward currency instruments were negligible.

Interest Rate Risk
Interest-bearing debt as of the end of the first quarter, excluding the fair market values of our interest rate swap arrangements, totaled $208.0 million. This amount includes obligations associated with the company's long-term debt securities, private placement notes, and unsecured revolving credit facility. The company is subject to interest rate variability on $83.0 million of this debt. Accordingly, the cost of servicing this variable-rate debt may increase or decrease in the future as market interest rates change.

As of September 1, 2007, the weighted-average interest rate on the company's variable-rate debt was approximately 7.2%. Based on the level of variable-rate debt outstanding as of that date, a 1 percentage-point increase in the weighted-average interest rate would increase the company's estimated annual pre-tax interest expense by approximately $0.8 million.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, the company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 1, 2007, and have concluded that as of that date, the company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
There were no changes in the company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended September 1, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HERMAN MILLER, INC.
PART II – OTHER INFORMATION

Item 1:	Legal Proceedings

Referred to in Note 13 of the condensed consolidated financial statements.

Item 1A:	Risk Factors

There have been no material changes from the information provided in the Company's Annual Report on Form 10-K for the year ended June 2, 2007.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(A) During the period covered by this report, the company did not sell any of its equity shares that were not registered under the Securities Act of 1933.

(C) Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during the first quarter ended September 1, 2007.

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs

6/3/07 - 6/30/07	–	$–	–	$138,029,779

7/1/07 - 7/28/07	1,339,387	$33.01	1,339,387	$93,886,048

7/29/07 - 9/1/07	538,842	$30.82	538,842	$77,276,745

Total	1,878,229	$32.38	1,878,229

(1) No shares were purchased outside of a publicly announced plan or program.

The company repurchased shares under previously announced plans authorized by the Board of Directors as follows.
•	Plan announced on October 2, 2006, providing share repurchase authorization of $100,000,000 with no specified expiration date, however, the company has repurchased all of the shares authorized under this plan.
•	Plan announced on April 24, 2007, providing share repurchase authorization of $100,000,000 with no specified expiration date.

No repurchase plans expired or were terminated during the first quarter of fiscal 2008, nor do any plans exist under which the company does not intend to make further purchases.

Subsequent to the end of the first quarter, the company's Board of Directors expanded its stock repurchase program by authorizing additional share repurchases up to $300 million with no specified expiration date.

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

October 10, 2007 October 10, 2007	HERMAN MILLER, INC. /s/ Brian C. Walker ——————————— Brian C. Walker Chief Executive Officer /s/ Curtis S. Pullen ——————————— Curtis S. Pullen Chief Financial Officer