Form 10-Q
period 2007-12-01
MILLER HERMAN INC
filed 2008-01-09
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended December 1, 2007	Commission File No. 001-15141

HERMAN MILLER, INC.

A Michigan Corporation 855 East Main Avenue, Zeeland, MI 49464-0302	ID No. 38-0837640 Phone (616) 654 3000

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
Yes [ ] No [ X ]

Common Stock Outstanding at January 7, 2008 – 56,610,065 shares

HERMAN MILLER, INC. FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 1, 2007
INDEX

Page No.

Part I - Financial Information

Item 1 Condensed Consolidated Balance Sheets -
December 1, 2007, and June 2, 2007	3

Condensed Consolidated Statements of Operations -
Three Months and Six Months Ended December 1, 2007, and December 2, 2006	4

Condensed Consolidated Statement of Shareholders' Equity -
Six Months Ended December 1, 2007	5

Condensed Consolidated Statements of Cash Flows -
Six Months Ended December 1, 2007, and December 2, 2006	6

Notes to Condensed Consolidated Financial Statements	7

Item 2 Management's Discussion and Analysis of
Financial Condition and Results of Operations	20

Item 3 Quantitative and Qualitative Disclosures about Market Risk	32

Item 4 Controls and Procedures	33

Part II - Other Information

Item 1 Legal Proceedings	34

Item 1A Risk Factors	34

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3 Defaults upon Senior Securities - None

Item 4 Submission of Matters to a Vote of Security Holders	35

Item 5 Other Information - None

Item 6 Exhibits	36

Signatures	37

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions Except Share Data)
(Unaudited)

	December 1, 2007	June 2, 2007

ASSETS
Current Assets:
Cash and cash equivalents	$74.2	$76.4
Short-term investments	17.7	15.9
Accounts receivable, net	200.7	188.1
Inventories:
Finished goods	38.6	27.6
Work in process	19.3	14.3
Raw materials	15.8	14.1

Total inventories	73.7	56.0
Prepaid expenses and other	50.5	48.3

Total current assets	416.8	384.7
Property and Equipment, at cost	719.0	717.0
Less - accumulated depreciation	(524.5)	(520.4)

Net property and equipment	194.5	196.6
Other Assets:
Notes receivable, net	2.2	2.0
Goodwill	39.1	39.1
Intangible assets, net	8.8	9.4
Other noncurrent assets	36.0	34.4

Total other assets	86.1	84.9

Total Assets	$697.4	$666.2

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities:
Unfunded checks	$7.0	$7.4
Current maturities of long-term debt	3.0	3.0
Accounts payable	124.9	110.5
Accrued compensation and benefits	75.8	95.0
Unearned revenue	23.2	13.3
Other accrued liabilities	60.4	55.3

Total current liabilities	294.3	284.5
Long-term Liabilities:
Long-term debt, less current maturities	175.8	173.2
Pension and post-retirement benefits	23.0	22.4
Income tax liabilities	8.6	—
Other liabilities	31.9	30.5

Total Liabilities	533.6	510.6
Minority Interest	0.2	0.3
Shareholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized, none issued)	—	—
Common stock, $0.20 par value (240,000,000 shares authorized)	12.2	12.6
Retained earnings	202.4	197.8
Accumulated other comprehensive loss	(46.6)	(51.6)
Key executive deferred compensation plans	(4.4)	(3.5)

Total Shareholders' Equity	163.6	155.3

Total Liabilities and Shareholders' Equity	$697.4	$666.2

See accompanying notes to condensed consolidated financial statements

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended

	December 1, 2007	December 2, 2006	December 1, 2007	December 2, 2006

Net Sales	$505.9	$499.1	$997.6	$948.8

Cost of Sales	325.8	328.7	649.9	626.1

Gross Margin	180.1	170.4	347.7	322.7

Operating Expenses	109.7	111.7	223.6	218.3

Restructuring Expenses	5.2	—	5.2	—

Operating Earnings	65.2	58.7	118.9	104.4

Other Expenses (Income):
Interest expense	3.9	3.5	7.6	6.9
Other, net	(0.8)	(0.7)	(1.1)	(1.2)

Earnings Before Income Taxes and
Minority Interest	62.1	55.9	112.4	98.7

Income Tax Expense	21.1	19.3	38.0	33.6

Earnings Before Minority Interest	41.0	36.6	74.4	65.1

Minority Interest, net of income taxes	—	—	—	—

Net Earnings	$41.0	$36.6	$74.4	$65.1

Earnings Per Share - Basic	$0.67	$0.57	$1.21	$1.00

Earnings Per Share - Diluted	$0.67	$0.56	$1.20	$0.99

Dividends Declared, per share	$0.0880	$0.0800	$0.1760	$0.1600

See accompanying notes to condensed consolidated financial statements

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Dollars in Millions Except Share Data)

(Unaudited)

	Shares of Common Stock		Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Key Exec. Deferred Comp.	Total Shareholders' Equity

Balance, June 2, 2007	62,919,42	5	$12.6	$—	$197.8	$(51.6)	$(3.5)	$155.3

Net earnings	—		—	—	74.4	—	—	74.4
Foreign currency translation adjustment	—		—	—	—	5.2	—	5.2
Pension and post-retirement liability adjustments	—		—	—	—	(0.4)	—	(0.4)
Unrealized holding gain on available-for-sale securities	—		—	—	—	0.2	—	0.2

Total comprehensive income								79.4
Cash dividends declared	—		—	—	(10.7)	—	—	(10.7)
Exercise of stock options	76,636		—	1.7	—	—	—	1.7
Employee stock purchase plan	59,571		—	1.7	—	—	—	1.7
Tax benefit related to stock-based compensation	—		—	0.1	—	—	—	0.1
Repurchase and retirement of common stock	(2,072,96	7)	(0.4)	(7.6)	(58.1)	—	—	(66.1)
Restricted stock units compensation expense	—		—	0.3	—	—	—	0.3
Restricted stock units released	1,220		—	—	—	—	—	—
Stock grants compensation expense	—		—	0.3	—	—	—	0.3
Stock grants issued	11,422		—	—	—	—	—	—
Stock option compensation expense	—		—	1.6	—	—	—	1.6
Deferred compensation plan	—		—	0.9	—	—	(0.9)	—
Performance share units compensation expense	—		—	1.0	—	—	—	1.0
Cumulative effect of adopting FIN 48, net of tax	—		—	—	(1.0)	—	—	(1.0)

Balance, December 1, 2007	60,995,307		$12.2	$—	$202.4	$(46.6)	$(4.4)	$163.6

See accompanying notes to condensed consolidated financial statements

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS|(Dollars in Millions)(Unaudited)

	Six Months Ended

	December 1, 2007	December 2, 2006

Cash Flows from Operating Activities:
Net earnings	$74.4	$65.1
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	22.1	20.5
Stock-based compensation	3.5	2.5
Excess tax benefits from stock-based compensation	(0.1)	(2.5)
Pension benefits	2.6	0.9
Gain on sale of dealership	(0.6)	—
Restructuring expenses	5.2	—
Cash payments related to restructuring	(0.5)	—
Other, net	4.0	2.4
Increase in current assets	(34.0)	(56.4)
Increase (decrease) in current liabilities	11.1	(8.3)

Net Cash Provided by Operating Activities	87.7	24.2

Cash Flows from Investing Activities:
Changes in notes receivable, net	—	0.4
Short-term investment purchases	(6.7)	(2.5)
Short-term investment sales	5.1	4.0
Capital expenditures	(19.0)	(18.8)
Proceeds from sales of property and equipment	—	0.2
Proceeds from sale of dealership	0.6	—
Other, net	0.3	(0.1)

Net Cash Used for Investing Activities	(19.7)	(16.8)

Cash Flows from Financing Activities:
Dividends paid	(10.9)	(10.4)
Common stock issued	3.2	23.5
Common stock repurchased and retired	(66.1)	(77.1)
Excess tax benefits from stock-based compensation	0.1	2.5

Net Cash Used for Financing Activities	(73.7)	(61.5)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	3.5	—

Net Decrease in Cash and Cash Equivalents	(2.2)	(54.1)

Cash and Cash Equivalents, Beginning of Period	76.4	106.8

Cash and Cash Equivalents, End of Period	$74.2	$52.7

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position of the company as of December 1, 2007, and the results of its operations and cash flows for the interim periods presented. Operating results for the six-month period ended December 1, 2007, are not necessarily indicative of the results that may be expected for the year ending May 31, 2008. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the company’s Form 10-K filing for the year ended June 2, 2007.

2. FISCAL YEAR
The company’s fiscal year ends on the Saturday closest to May 31. Fiscal 2008, the year ending May 31, 2008, contains 52 weeks. Fiscal 2007, the year ended June 2, 2007, contained 52 weeks. The first six months of fiscal 2007 and 2006 each contained 26 weeks. The three-month periods ended December 1, 2007, and December 2, 2006, each contained 13 weeks.

3. FOREIGN CURRENCY TRANSLATION
The functional currency for foreign subsidiaries is the local currency. The cumulative effects of translating the balance sheet accounts from the functional currency into the United States dollar using period-end exchange rates and translating revenue and expense accounts using average exchange rates for the period is reflected as a component of “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets. The financial statement impact resulting from remeasuring all foreign currency transactions into the appropriate functional currency, which was included in “Other Expenses (Income)” in the Condensed Consolidated Statements of Operations was a net gain of $0.5 million for the three months ended December 1, 2007 and a net gain of $0.2 million for the six months ended December 1, 2007. For the three and six-month periods ended December 2, 2006, the financial statement impact was a net loss of $0.1 million and a negligible net loss, respectively.

4. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) consists of net earnings, foreign currency translation adjustments, pension and post-retirement liability adjustments and unrealized holding gain (loss) on “available-for-sale” securities. Comprehensive income was $45.0 million and $37.5 million for the three months ended December 1, 2007, and December 2, 2006, respectively. For the six months ended December 1, 2007, and December 2, 2006, comprehensive income was $79.4 million and $66.8 million, respectively. The following presents the components of “Accumulated other comprehensive loss” for the period indicated.

(In Millions)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Liability Adjustments (net of tax)	Unrealized Holding Period Gain (Loss) (net of tax)	Total Accumulated Other Comprehensive Income (Loss)

Balance, June 2, 2007	$0.5	$(51.9)	$(0.2)	$(51.6)
Other comprehensive income
(loss) for the six months ended
December 1, 2007	5.2	(0.4)	0.2	5.0

Balance, December 1, 2007	$5.7	$(52.3)	$—	$(46.6)

5. COMMON STOCK AND EARNINGS PER SHARE
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS).

	Three Months Ended		Six Months Ended

	December 1, 2007	December 2, 2006	December 1, 2007	December 2, 2006

Numerators:
Numerator for both basic and diluted EPS, net earnings (In Millions)	$41.0	$36.6	$74.4	$65.1

Denominators:
Denominator for basic EPS, weighted-average common shares outstanding	60,859,633	64,570,365	61,320,532	64,837,361

Potentially dilutive shares resulting from stock plans	404,467	989,564	491,911	752,544

Denominator for diluted EPS	61,264,100	65,559,929	61,812,443	65,589,905

Options to purchase 1,715,555 and 745,551 shares of common stock for the three months ended December 1, 2007 and December 2, 2006, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive. Options to purchase 1,229,340 and 644,544 shares of common stock for the six months ended December 1, 2007 and December 2, 2006, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.

Subsequent to the end of the second quarter, on January 3, 2008, the company entered into two Accelerated Share Repurchase (ASR) agreements to repurchase $200 million of its outstanding common stock.

6. STOCK-BASED COMPENSATION
The company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment” (SFAS 123(R)), at the beginning of fiscal 2007, using the modified prospective transition method. Compensation costs related to the company’s stock-based compensation plans were $1.4 million and $1.1 million for the three months ended December 1, 2007 and December 2, 2006, respectively. The related income tax benefits for the respective three-month periods were $0.5 million and $0.4 million. For the six months ended December 1, 2007 and December 2, 2006, compensation costs were $3.5 million and $2.5 million, respectively. The related income tax benefits for the respective six-month periods were $1.2 million and $0.8 million.

Stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three months ended December 1, 2007 and December 2, 2006 has been reduced for estimated forfeitures, as it is based on awards ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

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

	Three Months Ended		Six Months Ended

	December 1, 2007	December 2, 2006	December 1, 2007	December 2, 2006

Risk-free interest rates (1)	3.5 - 3.7%	4.3 - 4.7%	3.5 - 4.8%	4.3 - 5.0%
Expected term of options (2)	2 - 4 years	2 - 5 years	2 - 6 years	2 - 5 years
Expected volatility (3)	28%	28%	28%	28%
Dividend yield (4)	1.0%	1.0%	1.0%	1.0%
Weighted-average grant-date fair value of stock
options:
Granted with exercise prices equal to the
fair market value of the stock on the
date of grant	$4.74	$9.20	$9.65	$9.17
Granted with exercise prices greater than
the fair market value of the stock on the
date of grant	$ —	$ —	$ —	$7.48

(1)	Represents the U.S. Treasury yield over the same period as the expected option term.
(2)	Represents the period of time that options granted are expected to be outstanding. Based on analysis of historical option exercise activity, the company has determined that all employee groups exhibit similar exercise and post-vesting termination behavior.
(3)	Amount is determined based on analysis of historical price volatility of the company’s common stock over a period equal to the expected term of the options. The company also utilizes a market-based or “implied volatility” measure, on exchange-traded options in the company’s common stock, as a reference in determining this assumption.
(4)	Represents the company’s estimated cash dividend yield over the expected term of options.

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

Restricted Stock Units
The company has previously granted restricted stock units to certain key employees. This program provided that the actual number of restricted stock units awarded was tied in part to the company’s annual financial performance for the year on which the grant was based. The awards generally cliff-vest after a five year service period, with prorated vesting for certain circumstances and continued vesting into retirement. Each restricted stock unit represents one equivalent share of the company’s common stock to be awarded, free of restrictions, after the vesting period. Compensation expense related to these awards is recognized over the requisite service period, which includes any applicable performance period. Dividend equivalent awards are granted quarterly.

Performance Share Units
The company grants performance share units to certain key employees. The number of units initially awarded is based on the value of a portion of the participant’s long-term incentive compensation, divided by the fair value of the company’s common stock on the date of grant. Each unit represents one equivalent share of the company’s common stock. The number of common shares ultimately issued in connection with these performance share units is determined based on the company’s financial performance over the related three-year service period. Compensation expense is determined based on the grant-date fair value and the number of common shares projected to be issued, and is recognized over the requisite service period.

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

Cash payments for income taxes and interest were as follows.

	Three Months Ended		Six Months Ended

(In Millions)	December 1, 2007	December 2, 2006	December 1, 2007	December 2, 2006

Income taxes paid, net	$32.9	$25.1	$34.6	$29.4
Interest paid	$7.1	$6.8	$7.2	$6.8

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

Net investment income recognized in the Condensed Consolidated Statements of Operations resulting from these investments totaled approximately $0.2 million for each of the three-month periods ended December 1, 2007, and December 2, 2006. Net investment income totaled approximately $0.3 million for each of the six-month periods ended December 1, 2007, and December 2, 2006.

The following is a summary of the carrying and market values of the company’s short-term investments as of the respective dates.

	December 1, 2007

(In Millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value

U.S. Government & Agency Debt	$4.0	$—	$—	$4.0
Corporate Bonds	7.9	—	—	7.9
Mortgage-Backed	5.0	—	—	5.0
Other Debt	0.8	—	—	0.8

Total	$17.7	$—	$—	$17.7

The following is a summary of the carrying and market values of the company’s short-term investments as of the respective dates.

	June 2, 2007

(In Millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value

U.S. Government & Agency Debt	$3.9	$—	$(0.1)	$3.8
Corporate Bonds	6.0	—	(0.1)	5.9
Mortgage-Backed	5.5	—	(0.1)	5.4
Other Debt	0.8	—	—	0.8

Total	$16.2	$—	$(0.3)	$15.9

9. OPERATING SEGMENTS
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

The company also reports an “Other” category consisting primarily of its North American Home and start-up businesses, and certain unallocated corporate expenses, if any. North American Home includes the operations associated with the design, manufacture and sale of furniture products for residential settings in the United States, Canada and Mexico. The start-up businesses are discrete operations, such as Convia, Inc., or activities aimed at developing innovative products to serve current and new markets.

The performance of the operating segments is evaluated by the company’s management using various financial measures. The following is a summary of certain key financial measures for the respective fiscal periods indicated.

	Three Months Ended		Six Months Ended

(In Millions)	December 1, 2007	December 2, 2006	December 1, 2007	December 2, 2006

Net Sales:
North American Furniture Solutions	$407.6	$407.6	$813.9	$780.0
Non-North American Furniture Solutions	83.7	71.2	157.0	133.8
Other	14.6	20.3	26.7	35.0

Total	$505.9	$499.1	$997.6	$948.8

Depreciation and Amortization:
North American Furniture Solutions	$9.4	$9.0	$18.7	$17.9
Non-North American Furniture Solutions	1.2	1.1	2.4	2.2
Other	0.5	0.2	1.0	0.4

Total	$11.1	$10.3	$22.1	$20.5

Operating Earnings:
North American Furniture Solutions	$53.7	$49.7	$95.7	$88.1
Non-North American Furniture Solutions	13.5	7.2	23.4	13.3
Other	(2.0)	1.8	(0.2)	3.0

Total	$65.2	$58.7	$118.9	$104.4

Capital Expenditures:
North American Furniture Solutions	$7.5	$8.3	$15.1	$15.7
Non-North American Furniture Solutions	1.9	1.2	2.9	1.7
Other	0.7	0.7	1.0	1.4

Total	$10.1	$10.2	$19.0	$18.8

(In Millions)	December 1, 2007	June 2, 2007

Total Assets:
North American Furniture Solutions	$511.4	$507.0
Non-North American Furniture Solutions	159.0	133.1
Other	27.0	26.1

Total	$697.4	$666.2

The accounting policies of the reportable operating segments are the same as those of the company. Additionally, the company employs a methodology for allocating corporate costs and assets to the operating segments. The underlying objective of this methodology is to allocate corporate costs according to the relative usage of the underlying resources and to allocate corporate assets according to the relative expected benefit. The company has determined that allocation based on relative net sales is most appropriate for all expenses. The majority of corporate costs are allocated to the operating segments, however, certain costs that are generally considered the result of isolated business decisions are not subject to allocation and are evaluated separately from the rest of the regular ongoing business operations. The restructuring charges of $5.2 million recorded in the second fiscal quarter of 2008 and discussed in Note 16 were allocated to the “Other” category.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). This new standard establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair value market value. SFAS 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. The company is required to adopt this new accounting guidance at the beginning of fiscal 2009. In November 2007, the FASB deferred the effective date until fiscal 2010 for nonfinancial assets and liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. While the company is currently evaluating the provisions of SFAS 157, the adoption is not expected to have a material impact on its consolidated financial statements.

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

Subsequent to the end of the company’s second fiscal quarter, the FASB issued a revised version of SFAS No. 141 “Business Combinations (revised 2007)” (SFAS 141(R)). The revision is intended to simplify existing guidance, and partially converge reporting under U.S. Generally Accepted Accounting Principles (GAAP) with international accounting rules.

The FASB also issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51” (SFAS 160) at the same time it issued SFAS 141(R). SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and noncontrolling interests.

The company is required to adopt the provisions of both SFAS 141(R) and SFAS 160 simultaneously at the beginning of fiscal 2010. Earlier adoption is prohibited. The company is currently evaluating the provisions of these pronouncements, and the potential impact on its consolidated financial statements.

11. OTHER INTANGIBLE ASSETS
Other intangible assets are comprised of patents, trademarks and intellectual property rights. As of December 1, 2007, the combined gross carrying value and accumulated amortization was $15.2 million and $6.4 million, respectively. As of June 2, 2007, these amounts totaled $14.9 million and $5.5 million, respectively. The company amortizes its intangible assets over periods ranging from 5 to 17 years.

Amortization expense related to intangible assets totaled approximately $0.4 million and $0.2 million for the three-month periods ended December 1, 2007, and December 2, 2006, respectively. For the six months ended December 1, 2007, and December 2, 2006, amortization expense related to intangible assets totaled approximately $0.9 million and $0.5 million, respectively.

Estimated amortization expense for intangible assets as of December 1, 2007, for each of the succeeding fiscal years is as follows:

(In Millions)	Remaining 2008	$0.9
	2009	$1.7
	2010	$1.3
	2011	$1.3
	2012	$1.2

12. LONG TERM DEBT
On March 6, 2001, the company sold publicly registered debt securities totaling $175.0 million. These notes mature on March 15, 2011 and bear an annual interest rate of 7.125 percent, with interest payments due semi-annually.

The company previously issued $100.0 million of senior notes in a private placement to seven insurance companies of which $3.0 million was outstanding at December 1, 2007 and June 2, 2007.

As of December 1, 2007, the company had available, an unsecured revolving credit facility that provided for $150.0 million of borrowings, expiring in October 2009. The agreement had an accordion feature enabling the credit facility to be increased by an additional $50.0 million, subject to certain conditions. Outstanding borrowings under the agreement bore interest at rates based on the prime, certificates of deposit, LIBOR, or negotiated rates as outlined in the agreement. Interest was payable periodically throughout the period a borrowing was outstanding. As of December 1, 2007 and June 2, 2007, there were no outstanding borrowings against the revolving credit facility. Usage against this facility related to outstanding standby letters of credit at December 1, 2007 and June 2, 2007 totaled approximately $13.1 million at each date.

In November 2003, the company entered into two fixed-to-floating interest rate swap agreements. The first agreement, which expires March 15, 2011, effectively converts $50.0 million of fixed-rate debt securities to a floating-rate basis. The fair value of this swap instrument, which is based upon expected LIBOR rates over the remaining term of the instrument, was approximately $0.8 million at December 1, 2007, and is reflected as an addition to long-term debt and an offsetting addition to other long-term assets in the Condensed Consolidated Balance Sheet. As of June 2, 2007, the fair value of approximately $(1.7) million is reflected as a reduction to long-term debt and an offsetting addition to other long-term liabilities. The floating interest rate for this agreement is based on the six-month LIBOR, set in-arrears at the end of each semi-annual period, which is estimated to be approximately 6.6 percent at December 1, 2007, and 8.0 percent at June 2, 2007. The next scheduled interest rate reset date is in March 2008.

The second agreement, which expires March 5, 2008, effectively converts $3.0 million of fixed-rate private placement debt to a floating-rate basis. The fair value of this swap instrument, which is based upon expected LIBOR rates over the remaining term of the instrument, was approximately zero at December 1, 2007. As of June 2, 2007, the fair value of approximately $(0.1) million is reflected as a reduction to long-term debt and an offsetting addition to other long-term liabilities. The floating interest rate for this agreement is based on the six-month LIBOR, set in-arrears at the end of each semi-annual period, which is estimated to be approximately 7.8 percent at December 1, 2007, and 8.7 percent at June 2, 2007. The next scheduled interest rate reset date is in March 2008.

As of December 1, 2007, a total of $53.0 million of the company’s outstanding debt was effectively converted to a variable-rate basis as a result of these interest rate swap arrangements. These swaps are fair-value hedges and qualify for hedge-accounting treatment using the “short-cut” method under the provisions of Statement of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Under this accounting treatment, the change in the fair value of the interest rate swap is equal to the change in value of the related hedged debt and, as a result, there is no net effect on earnings. These agreements require the company to pay floating-rate interest payments in return for receiving fixed-rate interest payments that coincide with the semi-annual payments to the debt holders at the same date.

The counterparties to these swap instruments are large financial institutions which the company believes are of high-quality creditworthiness. While the company may be exposed to potential losses due to the credit risk of non-performance by these counterparties, such losses are not anticipated. The impact of these swap arrangements on interest expense was an addition of approximately $0.1 million in each the three-month periods ended December 1, 2007 and December 2, 2006. The impact on interest expense due to the swap arrangements for the six months ended December 1, 2007 and December 2, 2006, was an increase of $0.2 million and $0.3 million, respectively.

Subsequent to the end of the second quarter, the company completed a series of debt financing transactions involving both the issuance of new debt securities and the entry into a new revolving credit facility. On December 18, 2007, the company entered into an agreement to issue a total of $200 million in senior unsecured private placement notes. $150 million of these notes bear interest at 6.42 percent and are due in January 2018. The remaining $50 million in private placement notes bear interest at 5.94 percent and are due in January 2015. The proceeds from these notes will be used for share repurchases. In addition to the issuance of this debt, the company entered into a new $250 million unsecured revolving credit facility which replaces its existing $150 million facility. This variable interest credit facility has a five-year term and includes an option to increase the available line of credit by an additional $100 million subject to customary conditions.

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

(In Millions)	Three Months Ended		Six Months Ended

	December 1, 2007	December 2, 2006	December 1, 2007	December 2, 2006

Accrual Balance - beginning	$14.7	$15.6	$14.6	$14.9
Accrual for warranty matters	3.5	2.4	7.2	6.6
Settlements and adjustments	(3.3)	(3.0)	(6.9)	(6.5)

Accrual Balance - ending	$14.9	$15.0	$14.9	$15.0

Other Guarantees
The company is periodically required to provide performance bonds in order to do business with certain customers. These arrangements are common and generally have terms ranging between one and three years. The bonds are required to provide assurances to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies, however, the company is ultimately liable for claims that may occur against them. As of December 1, 2007 the company had a maximum financial exposure related to performance bonds totaling approximately $10.2 million. The company has had no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company’s financial statements. Accordingly, no liability has been recorded as of December 1, 2007 and June 2, 2007.

The company previously entered into an agreement with a third-party leasing company to guarantee, in certain limited circumstances, the residual value of leased product. This lease expired in March 2007. As of December 1, 2007 the maximum financial exposure regarding the guarantee totaled approximately $2.0 million. As of December 1, 2007 and June 2, 2007, the estimated fair value of this guarantee is zero, and accordingly, is not reflected on the company’s Condensed Consolidated Balance Sheets at these dates.

The company has entered into standby letter of credit arrangements for the purpose of protecting various insurance companies against default on the payment of certain premiums and claims. A majority of these arrangements are related to the company’s wholly-owned captive insurance company. As of December 1, 2007, the company had a maximum financial exposure from these standby letters of credit totaling approximately $13.1 million. The company has had no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company’s financial statements. Accordingly, no liability has been recorded as of December 1, 2007 and June 2, 2007.

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

The company leases a facility in the UK under an agreement that expires in March 2008. Under the terms of the lease, the company is required to perform the maintenance and repairs necessary to address the general dilapidation of the facility over the lease term. The ultimate cost of this provision to the company is dependent on a number of factors including, but not limited to, the future use of the facility by the lessor and whether the company chooses and is permitted to renew the lease term. The company has estimated the cost of these maintenance and repairs to be between $0 and $3 million, depending on the outcome of future plans and negotiations. As a result, the estimated liability of $0.9 million and $0.5 million has been recorded as a liability reflected under the caption “Other Liabilities” in the Condensed Consolidated Balance Sheets at December 1, 2007, and June 2, 2007, respectively.

The company has a lease obligation in the UK until May 2014 for a facility that it previously exited. The company believes it will be able to assign or sublet the lease for the majority of the remaining lease term to another tenant at current market rates. However, current market rates for comparable office space are lower than the rental payments owed under the lease agreement. As such, the company would remain liable to pay the difference. As a result, the estimated liability of $1.5 million and $1.4 is reflected under the caption “Other Liabilities” in the Condensed Consolidated Balance Sheets at December 1, 2007 and June 2, 2007, respectively.

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

14. INCOME TAXES
The effective tax rates for the three months ended December 1, 2007 and December 2, 2006, were 34.0 percent and 34.6 percent, respectively. For the six months ended December 1, 2007 and December 2, 2006, the effective tax rates were 33.8 percent and 34.1 percent, respectively. The company’s United States federal statutory rate is 35.0 percent. The current year effective rate was below the statutory rate primarily due to the manufacturing deduction under the American Jobs Creation Act of 2004. The effective rate in the prior year was below the statutory rate primarily due to the manufacturing deduction under the American Jobs Creation Act of 2004, the release of federal tax reserves relating to the closure of an Internal Revenue Service review for fiscal years 1997 through 2003 and other accrual adjustments related to the company’s foreign captive insurance company.

The company adopted the provisions of FIN 48 on June 3, 2007. Prior to the adoption of FIN 48, the company had income tax accruals of $6.6 million associated with tax benefits taken in tax returns but not recognized for financial statement purposes (“unrecognized tax benefits”). As a result of the adoption of FIN 48, the company recorded an increase in liabilities for unrecognized tax benefits of $0.8 million, which was recorded as a reduction to beginning retained earnings in fiscal 2008. Including this cumulative effect adjustment, the company had income tax accruals associated with unrecognized tax benefits totaling $7.7 million as of December 1, 2007. The company’s effective tax rate would have been affected by this amount had the unrecognized tax benefits been recognized as a reduction to income tax expense.

The company recognizes interest and penalties related to unrecognized tax benefits through income tax expense in its statement of operations. The company has reserved approximately $0.2 million for interest and penalties related to the adoption of FIN 48, which is also recorded as a reduction to beginning retained earnings in fiscal 2008. Interest and penalties recognized in the company’s Condensed Consolidated Statements of Operations during the quarterly and six-month periods ended December 1, 2007 and December 2, 2006 were negligible. As of December 1, 2007, the company’s recorded liability for interest and penalties related to unrecognized tax benefits totaled $0.9 million.

The company is subject to periodic audits by domestic and foreign tax authorities. Currently, the company is undergoing routine periodic audits in both domestic and foreign tax jurisdictions. It is reasonably possible that the amounts of unrecognized tax benefits could change in the next 12 months as a result of the audits, however, tax payments related to these audits, if any, are not expected to be material to the company’s Condensed Consolidated Statements of Operations.

For the majority of tax jurisdictions, the company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for fiscal years before 2004.

15. EMPLOYEE BENEFIT PLANS
The following tables summarize the costs of the company’s employee pension and other post-retirement plans for the periods indicated.

(In Millions)	Three Months Ended

	Pension Benefits		Other Post-Retirement Benefits

	December 1, 2007	December 2, 2006	December 1, 2007	December 2, 2006

Domestic:
Service cost	$1.7	$2.2	$—	$—
Interest cost	4.0	4.0	0.2	0.2
Expected return on plan assets	(5.4)	(5.3)	—	—
Net amortization loss	0.9	0.7	0.1	0.1

Net periodic benefit cost	$1.2	$1.6	$0.3	$0.3

International:
Service cost	$0.6	$0.6
Interest cost	1.1	0.9
Expected return on plan assets	(1.3)	(1.1)
Net amortization loss	0.1	0.4

Net periodic benefit cost	$0.5	$0.8

(In Millions)	Six Months Ended

	Pension Benefits		Other Post-Retirement Benefits

	December 1, 2007	December 2, 2006	December 1, 2007	December 2, 2006

Domestic:
Service cost	$4.0	$4.4	$—	$—
Interest cost	8.0	8.0	0.5	0.5
Expected return on plan assets	(10.8)	(10.6)	—	—
Net amortization loss	1.6	1.2	0.2	0.2

Net periodic benefit cost	$2.8	$3.0	$0.7	$0.7

International:
Service cost	$1.2	$1.1
Interest cost	2.2	1.8
Expected return on plan assets	(2.6)	(2.1)
Net amortization loss	0.2	0.8

Net periodic benefit cost	$1.0	$1.6

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

16. RESTRUCTURING PLAN
During the second quarter of fiscal 2008, the company executed a restructuring plan (“the Plan”) to reduce operating expenses in order to improve operating performance, improve profitability and further enhance productivity and efficiencies through a targeted restructuring of operations. The Plan eliminated approximately 150 full-time positions, primarily in West Michigan. In connection with the Plan, the company recorded $5.2 million of pre-tax charges during the quarter for employee severance and outplacement costs. It is anticipated that the payments in connection with the Plan will be substantially completed by the end of the current fiscal year.

The following is a summary of changes in restructuring accruals during the second quarter of fiscal 2008.

(In Millions)	Severance and Outplacement Costs

Balance as of September 1, 2007	$—
Restructuring expenses	5.2
Cash payments	(0.5)

Balance as of December 1, 2007	$4.7

The charges above have been reflected separately as restructuring expenses in the Condensed Consolidated Statements of Operations. Refer to Note 9 for a discussion relative to the impact of the Plan on the company’s reportable business segments.

17. ACQUISITIONS AND DIVESTITURES
During the second quarter of fiscal 2008, the company received a payment totaling $0.6 million associated with the previous sale of a furniture dealership. The contractual terms of this sale were completed in the first quarter of fiscal 2006, and included an “earn-out” provision requiring the buyer to provide to the company additional purchase consideration based upon the future profitability of the dealership. These additional proceeds relate to this provision, and were recorded as a pre-tax gain within consolidated operating earnings.

On December 19, 2007, subsequent to the end of the second quarter, the company entered into a Stock Purchase Agreement to acquire the stock of Brandrud Furniture, Inc., a Seattle-based manufacturer of healthcare furnishings, with an emphasis on seating products for patient rooms, patient treatment areas, and public spaces such as lobbies and waiting areas. The closing of this transaction is anticipated to be on or before February 1, 2008, subject to customary conditions including the successful completion of due-diligence.

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

Discussion of Current Business Conditions

Notwithstanding an increasingly overall negative U.S. macro-economic outlook, we saw marked improvement in order entry rates throughout the second quarter of fiscal 2008 compared to the first quarter. Average weekly orders during the first quarter of this year were $37.2 million. In September the pace of orders increased to an average of $43.5 million per week, and stayed at roughly that level throughout the entire quarter. In total, orders in the second quarter were 18.3% higher than the first quarter; an amount that exceeded the 7% to 8% we normally expect as a result of seasonal growth from sales to the U.S. federal government.

Strong order pacing, especially early in the second quarter, drove modest sales growth in the quarter on a year-over-year basis. Our gross margin in the second quarter improved significantly from the prior year due to improved price-yield, lower direct material costs, and a favorable shift in product sales mix. This solid improvement in gross margin combined with reduced operating expenses drove our consolidated operating income percentage to 12.9% — an improvement of 110 basis points from the same quarter last year. We also set an all-time record for our company in quarterly diluted earnings per share at $0.67 in the period.

During the second quarter we announced our intent to initiate a number of actions aimed at improving operating profitability and enabling greater and faster investment in our strategic growth initiatives. One of these initiatives effected during the second quarter, a workforce restructuring plan, eliminated approximately 150 full-time positions. Subsequent to the end of the second quarter, we entered into a series of capital structure transactions, including an agreement to issue $200 million in private placement notes, the proceeds of which will be used to repurchase our stock through an accelerated share repurchase agreement. We also increased our syndicated revolving line of credit to $250 million. Also, in December we announced the acquisition of Brandrud Furniture, Inc; a strategic move that we are confident will enhance our already growing position as a provider of furniture solutions within the healthcare industry.

Our operating performance in the second quarter is encouraging, particularly when viewed in the context of the near-term strategic plans we have yet to complete. As our opening comment to this report suggests, however, we are faced with a cautious macro-economic outlook for our industry and the national economy as a whole. The Business Institutional Furniture Manufacturer’s Association (BIFMA) issued its most recent domestic industry forecast in November 2007. The report outlines an expectation that office furniture sales and shipment levels in the U.S. will decline between calendar years 2007 and 2008. This represents a downward revision to its August 2007 forecast, which anticipated growth, albeit at low levels, in industry orders and shipments over that same period. An expected softening in employment growth, consumer spending, and business investment were cited as drivers of the revised forecast.

Analysis of Second Quarter Results
The quarters ended December 1, 2007 and December 2, 2006 each included 13 weeks of operations. The six-month periods ended December 1, 2007 and December 2, 2006 included 26 weeks of operations. The following table presents certain key highlights from the results of operations for the periods indicated.

In millions, except per share data	Three Months Ended			Six Months Ended

	December 1, 2007	December 2, 2006	Percent Change	December 1, 2007	December 2, 2006	Percent Change

Net Sales	$505.9	$499.1	1.4%	$997.6	$948.8	5.1%
Gross Margin	180.1	170.4	5.7%	347.7	322.7	7.7%
Operating Expenses	109.7	111.7	(1.8)%	223.6	218.3	2.4%
Restructuring Expenses	5.2	—	NA	5.2	—	NA
Operating Earnings	65.2	58.7	11.1%	118.9	104.4	13.9%
Net Earnings	41.0	36.6	12.0%	74.4	65.1	14.3%
Earnings per share - diluted	0.67	0.56	19.6%	1.20	0.99	21.2%
Orders	572.5	529.1	8.2%	1,056.3	1,032.3	2.3%
Backlog	346.5	323.9	7.0%	346.5	323.9	7.0%

The following table presents, for the periods indicated, the components of the company’s Condensed Consolidated Statements of Operations as a percentage of net sales.

	Three Months Ended		Six Months Ended

	December 1, 2007	December 2, 2006	December 1, 2007	December 2, 2006

Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	64.4	65.9	65.1	66.0
Gross Margin	35.6	34.1	34.9	34.0
Operating Expenses	21.7	22.4	22.4	23.0
Restructuring Expenses	1.0	—	0.5	—
Operating Margin	12.9	11.8	11.9	11.0
Other Expense, net	0.6	0.6	0.7	0.6
Earnings Before Income Taxes	12.3	11.2	11.3	10.4
Income Tax Expense	4.2	3.9	3.8	3.5
Net Earnings	8.1%	7.3%	7.5%	6.9%

Consolidated Sales, Orders, and Backlog
Net sales in the second quarter of $505.9 million were $6.8 million higher than the same period in fiscal 2007. The general price increase we implemented in February 2007 has continued to drive year-over-year growth in sales dollars. We estimate this price increase drove between $8.5 million and $9.5 million in additional net sales compared to the prior year second quarter. The amount of the price increase that we have captured as additional net sales has been between 30% and 50% of the total list price increase. This capture rate is similar to our experience with general price increases implemented in recent years. The competitive pricing environment within our industry generally precludes us from capturing the full benefit of a list price increase.

Currency exchange rate fluctuations from the prior year second quarter had a positive impact on our consolidated net sales in the period. The general weakening of the U.S. Dollar relative to non-U.S. currencies drove an estimated $7 million increase in our second quarter net sales relative to the prior year period.

The net sales increase resulting from the price change and currency rates was partially offset in the quarter by a year-over-year reduction of non-furniture product sales (OEM sales). In the second quarter of last year, we recognized approximately $6.0 million in net sales under this OEM contract, which expired at the end of fiscal 2007. Accordingly, there were no related sales recorded in the first half of this fiscal year.

For the six-month period ended December 1, 2007, net sales were $997.6 million. This represents an increase of 5.1% or $48.8 million from the prior year period. We estimate between $16 million and $17 million of this amount was driven by the February 2007 price increase. Currency exchange rate fluctuations drove an estimated $12 million increase in our consolidated net sales relative to the prior year six-month period. Partially offsetting these factors were sales in the prior year-to-date period of $9.1 million under the previously referenced OEM contract.

On a sequential-quarter basis, net sales in the period increased $14.2 million or 2.9% from the first quarter of fiscal year 2008. This percentage is considerably lower than the 11.0% increase we reported last fiscal year between the first and second quarters. This relative decline in sequential-quarter sales growth was driven by lower order-entry rates in the first quarter of this year.

Orders in the second quarter of fiscal 2008 increased 8.2% and 18.3% on a year-over-year and sequential-quarter basis, respectively. Consolidated orders of $572.5 million in the second quarter were the highest level we have reported in seven years. This represents a sharp contrast to our experience in the first quarter of this fiscal year, when we reported the first year-over-year decline in consolidated orders in 15 consecutive quarters. The increase in order rates between the first and second quarters of this year was driven primarily by an improvement in North American order entry levels.

Through the first six months of fiscal 2008, orders of $1,056.3 million were up $24.0 million, or 2.3% versus the prior year.

The backlog of unfilled orders as of December 1, 2007 was $346.5 million. This amount is up $22.6 million or 7.0% from our December 2, 2006 backlog of $323.9 million. The increase in the backlog compared to the prior year was driven by a significant improvement in order activity in our North American business segment in the second quarter. On a sequential-quarter basis, the ending backlog increased $66.7 million or 23.8% from the first quarter of this fiscal year.

Performance versus the Domestic Contract Furniture Industry
Net sales at our U.S. operations, excluding the impact of OEM sales in fiscal 2007, decreased 1.1% during the second quarter of fiscal 2008 compared to the same quarter last year. Conversely, over the same period our domestic orders increased 5.1%. By comparison, BIFMA reported an estimated year-over-year increase in U.S. office furniture shipments of 5.6% for the three-months ended November 2007. Industry orders for the quarter as reported by BIFMA grew 4.7% from the same period last year.

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

Consolidated Gross Margin
Consolidated gross margin in the second quarter was 35.6%, representing a 150 basis-point improvement over the same quarter last year. The improvement resulted primarily from favorable price discounting and the benefit realized from the February 2007 price increase. We also benefited from an overall shift in the sales mix this quarter toward a higher percentage of seating relative to last year and we achieved margin improvement in one of our newest system furniture lines. Additionally, direct material expenses in the second quarter decreased from the prior year primarily due to lower steel and aluminum component costs. These positive factors were partially offset by increased overhead expenses associated with service sales, the implementation of annual salary and wage increases at the beginning of the fiscal year, and continued inefficiencies associated with the production of one of our newest lines of systems furniture. Despite the increased payroll costs and specific production inefficiencies, total direct labor expenses in the second quarter improved, as a percent of net sales, by 60 basis-points from the prior year. Part of this improvement in the labor percentage is attributable to the mix shift toward seating in the quarter.

Manufacturing overhead expenses in the second quarter were higher than the same period last year, both in terms of dollars and as a percent of net sales. Costs related to increased sales of services and purchased-complete products, particularly in our Non-North American business segment, were among the more significant drivers of this increase. These sales generally have lower margins than sales of Herman Miller products. Overhead expenses also increased in the quarter relative to the prior year due to higher costs for depreciation and employee benefits, including medical and prescription drug coverage, and salaries for indirect production labor.

On a percent-of-sales basis, direct material expenses decreased 170 basis points from the second quarter of fiscal 2007. A significant amount of this reduction is attributable to the impact of the February 2007 price increase and the relative increase in service sales, both of which increased net sales without a corresponding increase in direct material expenses. We also benefited in the quarter from a favorable shift in the market price of steel and aluminum components relative to the prior-year period. We estimate the change in commodity pricing reduced our second quarter direct material costs in the range of $1.5 million to $2.5 million compared to the same period last year. Despite this improvement, we believe it is likely that going forward, we will see continued volatility in market pricing for key commodities. Our product pricing strategy, combined with our commitment to lean manufacturing principles under the Herman Miller Production System (HMPS), continue to be our primary means of addressing the financial impact of this volatility.

On a sequential-quarter basis, the gross margin percentage in the second quarter increased 150 basis points from the first quarter of this fiscal year. During the first quarter we incurred expenses related to services on a large project within our North American Furniture Solutions business segment. Due to the level of uncertainty associated with our ability to be reimbursed for these services, we recognized the expenses, which totaled approximately $5.0 million, without recording any associated service revenue. These expenses reduced our first quarter gross margin by approximately 100 basis points. Higher net sales and improved production leverage in the second quarter also contributed to the sequential improvement in gross margin. Partially offsetting these factors were incentive compensation expenses, which were $1.9 million higher than the first quarter.

Gross margin in the first six months of fiscal 2008 was 34.9 % versus 34.0% in the prior year. The improvement was driven mainly by leverage gained on increased net sales and savings from lower market prices for key manufacturing components. On a year-to-date basis, we estimate the savings on these commodity-based components to be between $3.0 million and $4.5 million as compared to same period last year.

Restructuring
During the second quarter we announced a business restructuring plan designed to reduce operating expenses and improve profitability. The restructuring actions included the elimination of approximately 150 full-time positions, the majority of which were located within our West Michigan operations. The positions that were eliminated represented a variety of functional areas, and the individuals affected were offered one-time termination benefits, including severance and outplacement services. In connection with these actions, we recognized pre-tax restructuring expenses in the quarter totaling $5.2 million. This restructuring charge reduced diluted earnings per share by $0.05 in the quarter. Cash payments for the related termination benefits totaled $0.5 million in the second quarter. The remaining $4.7 million in termination benefits are recorded within “Other accrued liabilities” in the Condensed Consolidated Balance Sheet at December 1, 2007. For further discussion regarding the restructuring plan, refer to Note 16.

Operating Expenses and Operating Earnings
Operating expenses in the second quarter were $109.7 million or 21.7% of net sales. This compares to operating expenses of $111.7 million or 22.4% of net sales in the same quarter last year. Contributing to this $2.0 million decrease was a reduction in research and development (R&D) spending and a set of focused initiatives in the quarter aimed at controlling business expenses. R&D expenses in the second quarter were $1.3 million lower than the prior year period. This reduction was not driven by a deliberate change in our approach to new product development. Rather, it related purely to the timing of specific R&D projects between periods. In addition, we realized expense reductions across a range of categories, including salaries and benefits, travel and entertainment, and charitable donations.

Increased operating expense spending in other areas partially offset these factors in the second quarter relative to the prior year. We incurred approximately $0.8 million in higher compensation-related expenses, including those for annual merit increases and stock-based compensation. Variable selling expenses for categories such as commissions and designer royalties were higher in the current year second quarter. We also recognized $0.8 million in higher expense associated with adjustments to our calculated accounts receivable reserves. Finally, we recognized a $1.2 million expense at one of our international subsidiaries related to the adjustment of a value added tax liability.

On a sequential-quarter comparison, operating expenses in the second quarter decreased from the first quarter of this year both as a percentage of net sales and in total dollars. Our first quarter operating expenses were $113.8 million or 23.1% of net sales. A large portion of the $4.1 million expense decrease relates to reduced spending for travel and entertainment and lower accruals for charitable donations. Much of the higher travel and entertainment spending in the first quarter related to Neocon, our annual industry tradeshow held in June. Incentive bonus expenses in the current year second quarter were $1.1 million higher than the first quarter.

During the second quarter, we received a payment totaling $0.6 million associated with the previous sale of a furniture dealership. The contractual terms of this sale were completed in the first quarter of fiscal year 2006, and included an “earn-out” provision requiring the buyer to provide additional purchase consideration based upon the future profitability of the dealership. The payment we received this quarter relates to this provision, and was recorded as a pre-tax gain within consolidated operating earnings.

Through the first six months of fiscal 2008, operating expenses totaled $223.6 million or 22.4% of sales. This compares to $218.3 million or 23.0% of sales in the same period last year. This represents an expense increase in the current year-to-date period of $5.3 million. Approximately $3.5 million of this increase came from higher compensation-related expenses, including those for accrued incentive bonuses, annual merit increases, and stock-based compensation. Additionally, variable selling expenses in the current year period contributed significantly to the year-over-year increase.

Our investment in R&D, excluding royalties, totaled $9.4 million and $10.7 million for the quarterly periods ended December 1, 2007 and December 2, 2006, respectively. Through the first six months of fiscal 2008, R&D expenses were $19.1 million. This compares to $20.4 million in the same period last fiscal year.

Operating earnings in the second quarter were $65.2 million compared to $58.7 million last year, representing an increase of 11.1%. As a percentage of net sales, operating earnings were 12.9%; up from 11.8% in the prior year. On a year-to-date basis, operating earnings in the current year of $118.9 million were up 13.9% from $104.4 million last year. As a percentage of net sales, operating earnings through six months were 11.9% versus 11.0% last year.

Other Income/Expense and Income Taxes
Net other expenses for the three and six-months ended December 1, 2007 totaled $3.1 million and $6.5 million, respectively. This compares to $2.8 million and $5.7 million, respectively, in the same periods last year. The increase in expense over both comparative periods was driven primarily by higher interest costs related to borrowings against our revolving credit facility.

We incurred a net foreign currency transaction gain of $0.5 million in the current quarter compared to a loss of $0.1 million last year. On a year-to-date basis, we recorded a net currency transaction gain of $0.2 million as compared to a loss of less than $0.1 million in the first six months of last year.

The effective tax rates for the three months ended December 1, 2007 and December 2, 2006, were 34.0% and 34.6%, respectively. The effective tax rates were 33.8% and 34.1% for the six months ended December 1, 2007, and December 2, 2006, respectively. The current quarter and year-to-date effective rates were below the United States federal statutory rate of 35% primarily due to the manufacturing deduction under the American Jobs Creation Act of 2004 (AJCA).

The effective rate in the prior year second quarter was below the statutory rate primarily due to foreign tax credits and the manufacturing deduction under the AJCA, and accrual adjustments related to our foreign captive insurance company. In addition, the prior year-to-date effective tax rate benefited from the release of federal tax reserves relating to the closure of an Internal Revenue Service review for fiscal years 1997 through 2003. We expect our full-year effective tax rate for fiscal 2008 to be between 32% and 34%.

At the beginning of fiscal year 2008, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" (FIN 48). Upon adoption, we recognized an increase in accrued liabilities associated with unrecognized tax benefits. We also recognized an increase in accruals for estimated interest and penalties associated with those unrecognized tax benefits. These accrual adjustments were recorded as a $1.0 million reduction, net of tax, to the June 3, 2007 balance of retained earnings. This adjustment, which did not impact net earnings, is considered a Cumulative Effect of a Change in Accounting Principle as required by FIN 48. In addition, in the first quarter of this year we reclassified $8.7 million from current accrued income taxes payable into non-current liabilities. This reclassification was made to match the anticipated timing of future income tax payments.

Reportable Operating Segments
Our business comprises various operating segments as defined by generally accepted accounting principles in the United States. These operating segments are determined on the basis of how we internally report and evaluate financial information used to make operating decisions. For external reporting purposes, we aggregate these operating segments as follows:

o	North American Furniture Solutions – Includes the business associated with the design, manufacture and sale of furniture products for office, healthcare and educational environments, throughout the United States, Canada and Mexico.
o	Non-North American Furniture Solution – Includes the business associated with the design, manufacture and sale of furniture products, primarily for work-related settings, outside North America.
o	Other–Includes our North American residential furniture business as well as other business activities, including Convia, and activities associated with the Herman Miller Creative Office. Convia is our subsidiary aimed at providing programmable electrical and data infrastructure for building interiors. The “other” category also includes unallocated corporate expenses such as those associated with corporate restructuring actions.

Further information regarding our reportable operating segments can be found in Note 9.

Net sales in the second quarter within our North American Furniture Solutions segment were $407.6 million. This performance was flat with the prior year, reflecting the impact of soft order pacing in the first quarter of this year. Our U.S. domestic operations reported a decrease in sales relative to the prior year of approximately 1%. Included in this overall decline was a reduction in sales within the healthcare industry; a market which in recent quarters has shown substantial year-over-year percentage growth. In contrast to our domestic U.S. results, sales in Canada and Mexico were strong this quarter, each posting increases over the prior year second quarter. While the decline in sales within the core U.S. contract furniture business was primarily the result of the order pacing in the first quarter, which improved in the second quarter, driving growth in the ending backlog. Through six months of operations, our North American Furniture Solutions segment reported net sales of $813.9 million. This is an increase of 4.3% from the prior year total of $780.0 million.

Operating earnings in the second quarter within the North American Furniture Solutions segment were $53.7 million, or 13.2% of net sales. This compares to $49.7 million or 12.2% in the same period last year. On a year-to-date basis, operating earnings in the current year were $95.7 million or 11.8% of net sales, compared to $88.1 million or 11.3% last year. As previously discussed in the context of gross margin performance, in the first quarter of this year we recognized service-related expenses of approximately $5.0 million, without an associated benefit from service revenue. These expenses reduced the year-to-date operating income percentage within our North American business segment by approximately 60 basis points.

Net sales within our Non-North American Furniture Solutions segment totaled $83.7 million in the second quarter, marking a 17.6% increase over prior year second quarter sales of $71.2 million. Our U.K. operation, which represents the segment’s largest contributor to net sales, reported particularly strong sales growth in the period. Though our Asian operations remain relatively small in dollar terms when compared to the consolidated total, sales this quarter again showed double-digit growth over the prior year period. Our manufacturing facility in China has been in operation since February 2007 and we are pleased with how the startup has progressed. The growth of our presence in Asia remains a key focus of our long-term business strategy. For the six-month period ended December 1, 2007, net sales for the Non-North American segment were $157.0 million, representing an increase of 17.3% over the prior year total of $133.8 million.

Operating earnings in the second quarter for the Non-North American segment were $13.5 million, or 16.1% of net sales. This compares to $7.2 million or 10.1% in the same period last year. On a year-to-date basis, operating earnings were $23.4 million or 14.9% of net sales. In the same period last year we reported operating earnings of $13.3 million or 9.9%.

Net sales within the “Other” category were $14.6 million in the second quarter of this year, compared to $20.3 million last year. For the six-month period, net sales were $26.7 million compared to $35.0 million last year. The prior year second quarter and six-month results included OEM sales of $6.0 million and $9.1 million, respectively. That OEM contract has since expired and we are no longer manufacturing and selling the related components. The elimination of these sales is the primary driver of the year-over-year decrease in net sales within the category.

We reported an operating loss of $2.0 million for the second quarter within the “Other” segment category. This compares to operating income of $1.8 million last year. The loss in the current quarter was driven primarily by the restructuring expenses recorded in connection with employment reductions. On a year-to-date basis, we reported an operating loss of $0.2 million in the current period compared to income of $3.0 million in fiscal 2007.

Changes in currency exchange rates from the prior year affected the U.S. dollar value of net sales within both primary operating segments. We estimate these changes effectively increased second quarter net sales within the North American segment by approximately $3.1 million. This was largely driven by the weakening in the average U.S. dollar / Canadian dollar exchange rate during the period. Within the Non-North American segment, exchange rate changes increased second quarter net sales by an estimated $4.0 million. This increase was mainly driven by movement in the U.S. dollar / British Pound Sterling and U.S. dollar / Euro exchange rates as compared to last year. On a year-to-date basis, exchange rate changes from prior year levels increased net sales within our North American and Non-North American segments by an estimated $4.7 million and $7.3 million, respectively. It is important to note that period-to-period changes in exchange rates have a directionally similar impact on our international expenses as measured in U.S. dollars.

Financial Condition, Liquidity, and Capital Resources
The table below presents certain key cash flow and capital highlights for the periods indicated.

(In Millions)	Six Months Ended

	December 1, 2007	December 2, 2006

Cash and cash equivalents, end of period	$74.2	$52.7
Short-term investments, end of period	17.7	14.0
Cash generated from operating activities	87.7	24.2
Cash used for investing activities	(19.7)	(16.8)
Cash used for financing activities	(73.7)	(61.5)
Capital expenditures	(19.0)	(18.8)
Stock repurchased and retired	(66.1)	(77.1)
Interest-bearing debt, end of period (1)(3)	178.8	180.4
Available unsecured credit facility, end of period (2)(3)	136.9	136.9

(1) Amounts shown include the fair market values of the company’s interest rate swap arrangements. The net fair value of these arrangements totaled approximately $0.8 million and $(0.6) million at December 1, 2007 and December 2, 2006, respectively.
(2) Amounts shown are net of outstanding letters of credit, which are applied against the company’s unsecured credit facility.
(3) On December 18, 2007, the company entered into an agreement to issue new senior unsecured private placement notes and replaced its unsecured revolving credit facility. Refer to Note 12 for additional information.

Cash Flow –Operating Activities
Cash generated from operating activities in the second quarter was $55.9 million compared to $30.6 million in the prior year. For the first six months of fiscal 2008, cash generated from operations totaled $87.7 million. This compares to cash flows generated from operating activities of $24.2 million in the same period in fiscal 2007.

Quarter and Six-Months Ended December 1, 2007
Changes in working capital balances resulted in a net cash use of $4.7 million in the second quarter. Volume-driven increases in accounts receivable and inventory were partially offset by increased accrued liability and accounts payable balances. The largest increase within accrued liabilities related to employee compensation and benefits.

Through the first six months of the year, changes in working capital balances accounted for a net $22.9 million use of cash. Included in this amount were increases in accounts receivable and inventories totaling $30.3 million. We also experienced a net reduction of $19.2 million in compensation and benefit accruals in the six-month period, due largely to the payout of incentive bonuses earned during fiscal 2007. Partially offsetting these working capital investments were volume-driven increases in accounts payable of $14.4 million and unearned revenue liabilities of $9.9 million. Accruals for income taxes also increased from the prior year-end, further offsetting the investment in working capital in the year-to-date period.

The significant increases in accounts receivable and inventories in both the three and six-month periods were driven by the general increase in sales and production levels. A contributing factor to these balance increases continues to be the ramp-up of direct business with the U.S. federal government as well as certain non-government accounts. In these arrangements, we sell products and services directly to the end customer without first selling to a dealer intermediary. Sales of this type generally require a longer cash collection cycle than do sales to independent contract furniture dealers. Accordingly, we have experienced a related increase in accounts receivable. Our inventory levels have also been affected by the increase of this form of selling as we are generally required to hold the inventory longer and do not recognize revenue until installation is substantially complete. Similarly, the growth we have experienced in our Non-North American Furniture Solutions business segment drove increases in both accounts receivable and inventory, as sales within this segment generally have a longer cash collection cycle than in North America.

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

Quarter and Six-Months Ended December 2, 2006
We made a net investment in working capital of $17.1 million in the second quarter of last fiscal year. This resulted largely from increases in accounts receivable and inventories, which on a combined basis totaled approximately $32 million. A $21.4 million increase in employee compensation and benefit accruals in the period partially offset this use of cash.

Through the first six months of the year, changes in working capital balances accounted for a net $64.7 million use of cash. Included in this amount were increases in accounts receivable and inventories of $50.1 million as well as the payment of previously accrued compensation and benefits of $25.9 million. These year-to-date cash outflows were partially offset by increases in trade accounts payable and other accrued liabilities.

Increases in accounts receivable and inventories in both the three and six-month periods of last year were driven by the general increase in sales and production levels. Inventory levels at December 2, 2006 were also affected by weather-related constraints as we had certain scheduled shipments that could not be picked up by our carriers on the last day of the quarter.

During the first half of last year, we made two separate voluntary cash contributions to our employee pension plans. The first of these related to our primary international plan, and totaled $2.0 million in the first quarter. This was followed by a second quarter contribution in the amount of $0.8 million to one of our domestic employee retirement plans. These contributions are reflected as reductions to fiscal 2007 operating cash flows.

Cash Flow –Investing Activities
Capital asset purchases comprised the majority of investing cash outflows in both the current and prior year. Capital expenditures were $10.1 million in the second quarter of fiscal 2008 and $19.0 million year-to-date. This compares to $10.2 million and $18.8 million, respectively in the prior year.

At the end of the second quarter, we had outstanding commitments for future capital purchases of approximately $11 million. We expect full-year capital expenditures for fiscal 2008 to be approximately $50 million. By comparison, fiscal year 2007 capital expenditures were $41.3 million.

As previously discussed, we received a payment of $0.6 million in the second quarter related to the fiscal 2006 sale of a contract furniture dealership. We have reflected this payment as an increase to Cash Flows from Investing Activities in the Condensed Consolidated Statement of Cash Flows for the six-months ended December 1, 2007.

Subsequent to the end of the second quarter, on December 19, 2007, we entered into a Stock Purchase Agreement to acquire the stock of Brandrud Furniture, Inc., a Seattle-based manufacturer of healthcare furnishings, with an emphasis on seating products for patient rooms, patient treatment areas, and public spaces such as lobbies and waiting areas. The closing of the transaction is anticipated to be on or before February 1, 2008, subject to customary conditions including the successful completion of due-diligence.

Cash Flow –Financing Activities
During the second quarter, we repurchased approximately 195,000 shares for $5.3 million or an average of $26.98 per share. By comparison approximately 910,000 shares were repurchased for $30.7 million or an average of $33.77 per share during the same period last year. In the first six months of this year, share repurchases were approximately 2,075,000 shares for $66.1 million or an average of $31.87 per share. This compares to approximately 2,610,000 shares for $77.1 million or an average of $29.56 per share in the first six months of fiscal 2007. During the second quarter of this year, our Board of Directors expanded our stock repurchase program by authorizing additional share repurchases up to $300 million. As of December 1, 2007, we had approximately $372 million available for future share repurchases under this program.

New share issuances in connection with our various employee benefit plans partially offset the cash outflows associated with share repurchase activity. During the second quarter, we received $1.4 million for the issuance of approximately 60,000 shares. This compares to cash received of $22.5 million in the prior year second quarter for the issuance of approximately 885,000 shares. The larger volume of share issuances last year was due to a higher volume of stock option exercises during that period. On a year-to-date basis, cash received and the number of shares issued totaled $3.2 million and approximately 150,000 shares. In the first six months of fiscal 2007, these amounts were $23.5 million and approximately 930,000 shares.

Dividend payments in the current year were $5.4 million in the second quarter and $10.9 million year-to-date through November. For the same periods last year, dividend payments totaled $5.1 million and $10.4 million, respectively.

Interest-bearing debt at the end of the second quarter increased $2.6 million from $176.2 million at the end of fiscal 2007. This change resulted from a net increase in the fair value of our interest rate swap arrangements. Further disclosure regarding our interest rate swap arrangements is provided in Note 12. The next scheduled debt repayment of $3.0 million on our private placement notes will be made in the fourth quarter of this fiscal year.

During the second quarter, activity on our unsecured revolving credit facility resulted in a net cash outflow of $30.0 million. There were no outstanding borrowings against this credit facility as of December 1, 2007. Outstanding standby letters of credit totaling $13.1 million were considered additional usage against this credit facility at the end of the first quarter. The provisions of our private placement notes and unsecured credit facility require that we adhere to certain covenant restrictions and maintain certain performance ratios. We were in compliance with all such restrictions and performance ratios again this quarter and expect to remain in compliance in the future.

Subsequent to the end of the second quarter we completed a series of debt financing transactions involving both an agreement to issue new debt securities and the entry into a new revolving credit facility. On December 18, 2007, we entered into an agreement to issue a total of $200 million in senior unsecured private placement notes. $150 million of these notes bear interest at 6.42% and are due in January 2018. The remaining $50 million in private placement notes bear interest at 5.94% and are due in January 2015. The proceeds from these notes will be used for share repurchases. In addition to the issuance of this debt, we entered into a new $250 million unsecured revolving credit facility which replaces our existing $150 million revolver. This variable interest credit facility has a five-year term and includes an option to increase the available line of credit by an additional $100 million subject to customary conditions.

Concurrent with the announcement of these debt-related transactions, we announced our intent to utilize an Accelerated Share Repurchase program (ASR). On January 3, 2008, we entered into two ASR agreements to repurchase $200 million of our outstanding stock.

We believe cash on hand, cash generated from operations and our borrowing capacity will provide adequate liquidity to fund near term and future business operations and capital needs.

Contractual Obligations

Contractual obligations associated with our ongoing business and financing activities will result in cash payments in future periods. A table summarizing the amounts and estimated timing of these future cash payments was provided in the company’s Form 10-K filing for the year ended June 2, 2007. During the first six months of fiscal 2008, there were no material changes outside the ordinary course of business in the company’s contractual obligations or the estimated timing of future cash payments.

Off-Balance Sheet Arrangements

Guarantees
We provide certain guarantees to third parties under various arrangements in the form of product warranties, loan guarantees, standby letters of credit, lease guarantees, performance bonds and indemnification provisions. These arrangements are accounted for and/or disclosed in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others” as described in Note 13.

Variable Interest Entities
On occasion, we provide financial support to certain independent dealers in the form of term loans, lines of credit, and/or loan guarantees which may represent variable interests in such entities. At December 1, 2007, we were not considered the primary beneficiary of any such dealer relationships under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” Accordingly, we were not required to consolidate the financial statements of any of these entities during the first quarter.

The risks and rewards associated with our interests in these dealerships are primarily limited to our outstanding loans and guarantee amounts. As of December 1, 2007, our maximum exposure to potential losses related to outstanding loans to these other entities totaled $4.0 million.

Contingencies

See Note 13 to the condensed consolidated financial statements.

Critical Accounting Policies

We strive to report our financial results clearly and understandably. We follow accounting principles generally accepted in the United States in preparing our consolidated financial statements, which require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. A summary of our more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in our Form 10-K filing for the year ended June 2, 2007. During the first six months of fiscal 2008, there was no material change in the accounting policies and assumptions previously disclosed.

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

In the normal course of business, the company enters into contracts denominated in foreign currencies. The principal foreign currencies in which the company conducts its business are the British Pound Sterling, Euro, Canadian dollar, Japanese Yen, Mexican Peso, and Chinese Renminbi. As of December 1, 2007, the company had outstanding two forward currency instruments designed to offset €3.5 million of its net asset exposure denominated in a non-functional currency. At June 2, 2007, the company had outstanding three forward currency instruments designed to offset €4 million in non-functional currency exposure. These forward currency instruments are marked to market at the end of the period, with changes in fair value reflected in net earnings. At December 1, 2007 and June 2, 2007, the related fair values of these forward currency instruments were negligible.

Interest Rate Risk
Interest-bearing debt as of the end of the second quarter, excluding the fair market values of our interest rate swap arrangements, totaled $178.0 million. This amount includes obligations associated with the company’s long-term debt securities and private placement notes, as well as any outstanding borrowings against its unsecured revolving credit facility. The company is subject to interest rate variability on $53.0 million of this debt. Accordingly, the cost of servicing this variable-rate debt may increase or decrease in the future as market interest rates change.

As of December 1, 2007, the weighted-average interest rate on the company’s variable-rate debt was approximately 6.7%. Based on the level of variable-rate debt outstanding as of that date, a 1 percentage-point increase in the weighted-average interest rate would increase the company’s estimated annual pre-tax interest expense by approximately $0.5 million.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, the company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 1, 2007, and have concluded that as of that date, the company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
There were no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended December 1, 2007, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

HERMAN MILLER, INC.
PART II – OTHER INFORMATION

Item 1:	Legal Proceedings

Referred to in Note 13 of the condensed consolidated financial statements.

Item 1A:	Risk Factors

There have been no material changes from the information provided in the Company’s Annual Report on Form 10-K for the year ended June 2, 2007.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(C) Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during the second quarter ended December 1, 2007.

Period	(a) Total Number of Shares (or (Units) Purchased(1)	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs

9/2/07 - 9/29/07	191,969	$26.96	191,969	$372,101,539

9/30/07 - 10/27/07	2,742	$28.57	2,742	$372,023,214

10/28/07 - 12/1/07	27	$26.05	27	$372,022,508

Total	194,738	$26.98	194,738

(1) No shares were purchased outside of a publicly announced plan or program.

The company repurchased shares under previously announced plans authorized by the Board of Directors as follows.
•	Plan announced on April 24, 2007, providing share repurchase authorization of $100,000,000 with no specified expiration date.
•	Plan announced on September 28, 2007, providing share repurchase authorization of $300,000,000 with no specified expiration date.

No repurchase plans expired or were terminated during the second quarter of fiscal 2008, nor do any plans exist under which the company does not intend to make further purchases.

During the period covered by this report, the company did not sell any of its equity shares that were not registered under the Securities Act of 1933.

Item 4:	Submission of Matters to a Vote of Security Holders

The annual meeting of the shareholders of the company was held on October 2, 2007, at which:

(a)	The following nominees were elected to serve three-year terms on the company's Board of Directors by the following votes:

	Dorothy A. Terrell	David O. Ulrich

For	49,066,369	48,904,966
Against	—	—
Withheld	682,907	844,310
Broker Non-Votes	—	—

The following nominee was elected to serve a one-year term on the company’s Board of Directors by the following votes:

C. William Pollard

For	48,684,088
Against	—
Withheld	1,065,188
Broker Non-Votes	—

The following individuals continued their service as Directors of the company: Paget L.Alves, Mary Vermeer Andringa, Lord Brian Griffiths of Fforestfach, Douglas D. French, J. Barry Griswell, John R. Hoke III, James R. Kackley, Michael A. Volkema, and Brian C. Walker.

(b)	Ernst & Young LLP was approved as the Company’s independent auditors for the fiscal year ended May 31, 2008, by the following votes:

Ratification of Independent Auditors

For	49,522,941
Against	221,993
Withheld	4,341
Broker Non-Votes	—

(c)	Proposal to transact other business as may properly come before the meeting was defeated by the following votes:

Other Matters

For	18,280,133
Against	30,728,053
Withheld	741,088
Broker Non-Votes	—

Item 6:	Exhibits

The following exhibits (listed by number corresponding to the Exhibit table as Item 601 in Regulation S-K) are filed with this Report:

3.1	Herman Miller, Inc. Amended and Restated Bylaws dated September 25, 2007

10.1	Integrated Metal Technology, Inc. Bargaining Unit Retirement Plan (second amendment) dated December 17, 2007

10.2	Herman Miller, Inc. Note Purchase Agreement dated December 18, 2007

10.3	Herman Miller, Inc. Credit Agreement dated December 18, 2007

10.4	Herman Miller, Inc. Nonemployee Officer and Director Stock Option Plan (amended and restated) dated December 18, 2007

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

January 9, 2008 January 9, 2008	HERMAN MILLER, INC. /s/ Brian C. Walker —————————————— Brian C. Walker Chief Executive Officer /s/ Curtis S. Pullen —————————————— Curtis S. Pullen Chief Financial Officer