Form 10-Q
period 2008-03-01
MILLER HERMAN INC
filed 2008-04-09
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 1, 2008	Commission File No. 001-15141

HERMAN MILLER, INC.

A Michigan Corporation 855 East Main Avenue, Zeeland, MI 49464-0302	ID No. 38-0837640 Phone (616) 654 3000

Indicate by check mark whether the registrant:
(1)     has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                                                                            Yes [X]    No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [X]    Accelerated filer [_]     Non-accelerated filer [_]    Smaller reporting company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                                            Yes [_]    No [X]

Common Stock Outstanding at April 2, 2008 – 56,114,652 shares

HERMAN MILLER, INC. FORM 10-Q
FOR THE QUARTER ENDED MARCH 1, 2008
INDEX

Page No.

Part I – Financial Information

Item 1 Condensed Consolidated Balance Sheets –
March 1, 2008, and June 2, 2007	3

Condensed Consolidated Statements of Operations –
Three Months and Nine Months Ended March 1, 2008, and March 3, 2007	4

Condensed Consolidated Statement of Shareholders' Equity –
Nine Months Ended March 1, 2008	5

Condensed Consolidated Statements of Cash Flows –
Nine Months Ended March 1, 2008, and March 3, 2007	6

Notes to Condensed Consolidated Financial Statements	7

Item 2 Management's Discussion and Analysis of
Financial Condition and Results of Operations	20

Item 3 Quantitative and Qualitative Disclosures about Market Risk	32

Item 4 Controls and Procedures	33

Part II – Other Information

Item 1 Legal Proceedings	34

Item 1A Risk Factors	34

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3 Defaults upon Senior Securities – None

Item 4 Submission of Matters to a Vote of Security Holders – None

Item 5 Other Information – None

Item 6 Exhibits	35

Signatures	36

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions Except Share Data)
(Unaudited)

	March 1, 2008	June 2, 2007

ASSETS
Current Assets:
Cash and cash equivalents	$81.4	$76.4
Short-term investments	18.3	15.9
Accounts receivable, net	215.8	188.1
Inventories:
Finished goods	32.0	27.6
Work in process	16.3	14.3
Raw materials	16.7	14.1

Total inventories	65.0	56.0
Prepaid expenses and other	57.3	48.3

Total current assets	437.8	384.7
Property and Equipment, at cost	722.6	717.0
Less – accumulated depreciation	(528.8)	(520.4)

Net property and equipment	193.8	196.6
Other Assets:
Notes receivable, net	1.1	2.0
Goodwill	50.4	39.1
Intangible assets, net	8.5	9.4
Other noncurrent assets	37.1	34.4

Total other assets	97.1	84.9

Total Assets	$728.7	$666.2

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities:
Unfunded checks	$8.6	$7.4
Current maturities of long-term debt	3.0	3.0
Accounts payable	116.7	110.5
Accrued compensation and benefits	78.3	95.0
Unearned revenue	21.6	13.3
Other accrued liabilities	62.5	55.3

Total current liabilities	290.7	284.5
Long-term Liabilities:
Long-term debt, less current maturities	377.5	173.2
Pension and post-retirement benefits	22.5	22.4
Income tax liabilities	9.2	–
Other liabilities	29.2	30.5

Total Liabilities	729.1	510.6
Minority Interest	0.2	0.3
Shareholders' Equity (Deficit):
Preferred stock, no par value (10,000,000 shares authorized, none issued)	–	–
Common stock, $0.20 par value (240,000,000 shares authorized)	11.2	12.6
Retained earnings	39.9	197.8
Accumulated other comprehensive loss	(47.5)	(51.6)
Key executive deferred compensation plans	(4.2)	(3.5)

Total Shareholders' Equity (Deficit)	(0.6)	155.3

Total Liabilities and Shareholders' Equity	$728.7	$666.2

See accompanying notes to condensed consolidated financial statements

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended

	March 1, 2008	March 3, 2007	March 1, 2008	March 3, 2007

Net Sales	$495.4	$484.8	$1,493.0	$1,433.6

Cost of Sales	325.4	324.8	975.3	950.8

Gross Margin	170.0	160.0	517.7	482.8

Operating Expenses	108.3	110.9	331.9	329.2

Restructuring Expenses	–	–	5.2	–

Operating Earnings	61.7	49.1	180.6	153.6

Other Expenses (Income):
Interest expense	5.0	3.5	12.6	10.3
Other, net	(0.4)	(0.7)	(1.5)	(1.7)

Earnings Before Income Taxes and
Minority Interest	57.1	46.3	169.5	145.0

Income Tax Expense	18.8	14.0	56.8	47.6

Earnings Before Minority Interest	38.3	32.3	112.7	97.4

Minority Interest, net of income taxes	–	–	(0.1)	–

Net Earnings	$38.3	$32.3	$112.8	$97.4

Earnings Per Share – Basic	$0.66	$0.50	$1.87	$1.51

Earnings Per Share – Diluted	$0.65	$0.50	$1.86	$1.49

Dividends Declared, per share	$0.0880	$0.0800	$0.2640	$0.2400

See accompanying notes to condensed consolidated financial statements

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Dollars in Millions Except Share Data)
(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Key Exec. Deferred Comp.	Total Shareholders' Equity

Balance, June 2, 2007	62,919,425	$12.6	$–	$197.8	$(51.6)	$(3.5)	$155.3

Net earnings	–	–	–	112.8	–	–	112.8

Foreign currency translation adjustment	–	–	–	–	3.9	–	3.9
Unrealized holding gain on available-for-sale	–	–	–	–	0.2	–	0.2
securities
Total comprehensive income							116.9
Cash dividends declared	–	–	–	(15.7)	–	–	(15.7)
Exercise of stock options	124,701	–	3.0	–	–	–	3.0
Employee stock purchase plan	88,850	–	2.5	–	–	–	2.5
Excess tax benefit related to stock-based compensation	–	–	0.2	–	–	–	0.2
Repurchase and retirement of common stock	(7,049,195)	(1.4)	(11.3)	(254.0)	–	–	(266.7)
Restricted stock units compensation expense	–	–	0.5	–	–	–	0.5
Restricted stock units released	1,356	–	–	–	–	–	–
Stock grants compensation expense	–	–	0.5	–	–	–	0.5
Stock grants issued	11,922	–	–	–	–	–	–
Stock option compensation expense	–	–	2.3	–	–	–	2.3
Deferred compensation plan	–	–	0.6	–	–	(0.7)	(0.1)
Directors' Fees	16,086	–	0.5	–	–	–	0.5
Performance share units compensation expense	–	–	1.2	–	–	–	1.2
Cumulative effect of adopting FIN 48, net of tax	–	–	–	(1.0)	–	–	(1.0)

Balance, March 1, 2008	56,113,145	$11.2	$–	$39.9	$(47.5)	$(4.2)	$(0.6)

See accompanying notes to condensed consolidated financial statements

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS
(Dollars in Millions)
(Unaudited)

	Nine Months Ended

	March 1, 2008	March 3, 2007

Cash Flows from Operating Activities:
Net earnings	$112.8	$97.4
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	32.8	30.7
Stock-based compensation	4.8	3.8
Excess tax benefits from stock-based compensation	(0.2)	(4.7)
Pension benefits	3.3	3.3
Gain on sale of dealership	(0.6)	–
Restructuring expenses	5.2	–
Cash payments related to restructuring	(3.2)	–
Other, net	0.1	(1.1)
Increase in current assets	(40.4)	(31.0)
Increase (decrease) in current liabilities	8.6	(7.0)

Net Cash Provided by Operating Activities	123.2	91.4

Cash Flows from Investing Activities:
Changes in notes receivable, net	0.2	(0.6)
Short-term investment purchases	(9.2)	(5.1)
Short-term investment sales	7.2	5.4
Capital expenditures	(28.2)	(28.5)
Proceeds from sales of property and equipment	0.3	0.2
Proceeds from sale of dealership	0.6	–
Acquisitions, net of cash	(11.7)	–
Other, net	(0.9)	0.1

Net Cash Used for Investing Activities	(41.7)	(28.5)

Cash Flows from Financing Activities:
Net short-term debt repayments	(1.2)	–
Net long-term debt repayments	(0.9)	–
Net long-term debt borrowings	200.0	–
Dividends paid	(16.3)	(15.6)
Common stock issued	5.7	38.5
Common stock repurchased and retired	(266.7)	(93.4)
Excess tax benefits from stock-based compensation	0.2	4.7

Net Cash Used for Financing Activities	(79.2)	(65.8)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	2.7	(0.4)

Net Increase (Decrease) in Cash and Cash Equivalents	5.0	(3.3)

Cash and Cash Equivalents, Beginning of Period	76.4	106.8

Cash and Cash Equivalents, End of Period	$81.4	$103.5

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position of the company as of March 1, 2008, and the results of its operations and cash flows for the interim periods presented. Operating results for the nine-month period ended March 1, 2008, are not necessarily indicative of the results that may be expected for the year ending May 31, 2008. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the company’s Form 10-K filing for the year ended June 2, 2007.

2. FISCAL YEAR
The company’s fiscal year ends on the Saturday closest to May 31. Fiscal 2008, the year ending May 31, 2008, contains 52 weeks. Fiscal 2007, the year ended June 2, 2007, contained 52 weeks. The first nine months of fiscal 2008 and 2007 each contained 39 weeks. The three-month periods ended March 1, 2008, and March 3, 2007, each contained 13 weeks.

3. FOREIGN CURRENCY TRANSLATION
The functional currency for foreign subsidiaries is the local currency. The cumulative effects of translating the balance sheet accounts from the functional currency into the United States dollar using period-end exchange rates and translating revenue and expense accounts using average exchange rates for the period is reflected as a component of “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets. The financial statement impact resulting from remeasuring all foreign currency transactions into the appropriate functional currency, which was included in “Other Expenses (Income)” in the Condensed Consolidated Statements of Operations was a net loss of $0.3 million for the three months ended March 1, 2008, and a net loss of $0.1 million for the nine months ended March 1, 2008. For the three and nine-month periods ended March 3, 2007, the financial statement impact was a negligible net loss and net loss of $0.1 million, respectively.

4. COMPREHENSIVE INCOME
Comprehensive income consists of net earnings, foreign currency translation adjustments, pension and post-retirement liability adjustments and unrealized holding gain (loss) on “available-for-sale” securities. Comprehensive income was $37.5 million and $31.2 million for the three months ended March 1, 2008, and March 3, 2007, respectively. For the nine months ended March 1, 2008, and March 3, 2007, comprehensive income was $116.9 million and $98.0 million, respectively. The following table presents the components of “Accumulated other comprehensive loss” for the period indicated.

(In Millions)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Liability Adjustments (net of tax)	Unrealized Holding Period Gain (Loss) (net of tax)	Total Accumulated Other Comprehensive Income (Loss)

Balance, June 2, 2007	$0.5	$(51.9)	$(0.2)	$(51.6)
Other comprehensive income
(loss) for the nine months
ended March 1, 2008	3.9	–	0.2	4.1

Balance, March 1, 2008	$4.4	$(51.9)	$–	$(47.5)

5. COMMON STOCK AND EARNINGS PER SHARE
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS).

	Three Months Ended		Nine Months Ended

	March 1, 2008	March 3, 2007	March 1, 2008	March 3, 2007

Numerators:
Numerator for both basic and diluted EPS, net
earnings (In Millions)	$38.3	$32.3	$112.8	$97.4

Denominators:
Denominator for basic EPS, weighted-average
common shares outstanding	58,053,044	64,406,138	60,231,369	64,693,620

Potentially dilutive shares resulting from
stock plans	537,717	817,842	507,180	774,310

Denominator for diluted EPS	58,590,761	65,223,980	60,738,549	65,467,930

Options to purchase 1,063,284 and 1,257,319 shares of common stock for the three and nine months ended March 1, 2008, respectively and 89,719 and 684,558 shares for the three and nine months ended March 3, 2007 respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.

On January 3, 2008, Herman Miller, Inc. entered into two agreements to purchase shares of its common stock from Morgan Stanley & Co. Inc., for an aggregate purchase price of $200 million, plus fees, under an Accelerated Share Repurchase (“ASR”) program. The company entered into these agreements as part of a repurchase program approved by its Board of Directors. The amount paid was reflected in the company’s Condensed Consolidated Balance Sheet at March 1, 2008 as a reduction to Shareholders’ Equity.

On January 4, 2008, the company received an initial delivery of 4.4 million shares, representing 70% of the shares that could have been purchased, based on the closing price of its common stock on January 3, 2008. An additional 0.6 million shares were delivered on February 4, 2008, in accordance with the terms of the agreement. The company expects all ASR program purchases to be completed no later than September 4, 2008. The total number of shares to be repurchased will be determined at the completion of the ASR program based on the volume weighted-average-price of the company’s stock during the term of the agreement.

On a year-to-date basis, share repurchases totaled $266.7 million as of March 1, 2008.

6. STOCK-BASED COMPENSATION
The company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment” (SFAS 123(R)), at the beginning of fiscal 2007, using the modified prospective transition method. Compensation costs related to the company’s stock-based compensation plans were $1.4 million and $1.3 million for the three months ended March 1, 2008 and March 3, 2007, respectively. The related income tax benefits for the respective three-month periods were $0.5 million and $0.4 million. For the nine months ended March 1, 2008 and March 3, 2007, stock-based compensation costs were $4.8 million and $3.8 million, respectively. The related income tax benefits for the respective nine-month periods were $1.7 million and $1.3 million.

Stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three months ended March 1, 2008 and March 3, 2007 has been reduced for estimated forfeitures, as it is based on awards ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

Stock Option Plans
The company has stock option plans under which options to purchase the company’s stock are granted to employees and non-employee directors and officers at a price not less than the market price of the company’s common stock on the date of grant. Under the current award program, all options become exercisable between one year and three years from date of grant and expire two to ten years from date of grant. The options are subject to graded vesting with the related compensation expense recognized on a straight-line basis over the requisite service period

The company estimated the fair value of employee stock options on the date of grant using the Black-Scholes model. In determining these values, the following weighted-average assumptions were used for the periods indicated.

	Three Months Ended		Nine Months Ended

	March 1, 2008	March 3, 2007	March 1, 2008	March 3, 2007

Risk-free interest rates (1)	3.1%	4.4%	3.1 – 4.8%	4.3 – 5.0%
Expected term of options (2)	6 years	5 years	2 – 6 years	2 – 5 years
Expected volatility (3)	28%	28%	28%	28%
Dividend yield (4)	1.0%	1.0%	1.0%	1.0%
Weighted-average grant-date fair value of stock
options:
Granted with exercise prices equal to the
fair market value of the stock on the date
of grant	$8.22	$11.27	$9.55	$9.38
Granted with exercise prices greater than
the fair market value of the stock on the
date of grant	$–	$–	$–	$7.48

(1)	Represents the U.S. Treasury yield over the same period as the expected option term.
(2)	Represents the period of time that options granted are expected to be outstanding. Based on analysis of historical option exercise activity, the company has determined that all employee groups exhibit similar exercise and post-vesting termination behavior.
(3)	Amount is determined based on analysis of historical price volatility of the company’s common stock over a period equal to the expected term of the options. The company also utilizes a market-based or “implied volatility” measure, on exchange-traded options in the company’s common stock, as a reference in determining this assumption.
(4)	Represents the company’s estimated cash dividend yield over the expected term of options.

Restricted Stock Grants
The company grants restricted common stock to certain key employees. Shares are granted in the name of the employee, who has all rights of a shareholder, subject to certain restrictions on transferability and risk of forfeiture. The grants are subject to either cliff-based or graded vesting over a period not to exceed five years, and subject to forfeiture if the employee ceases to be employed by the company for certain reasons. After the vesting period, the restrictions on transferability and risk of forfeiture lapse. The company recognizes the related compensation expense on a straight-line basis over the requisite service period.

Restricted Stock Units
The company has previously granted restricted stock units to certain key employees. This program provided that the actual number of restricted stock units awarded was tied in part to the company’s annual financial performance for the year on which the grant was based. The awards generally cliff-vest after a five year service period, with prorated vesting under certain circumstances and continued vesting into retirement. Each restricted stock unit represents one equivalent share of the company’s common stock to be awarded, free of restrictions, after the vesting period. Compensation expense related to these awards is recognized over the requisite service period, which includes any applicable performance period. Dividend-equivalent awards are granted quarterly.

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

Cash payments for income taxes and interest were as follows.

	Three Months Ended		Nine Months Ended

(In Millions)	March 1, 2008	March 3, 2007	March 1, 2008	March 3, 2007

Income taxes paid, net	$22.4	$12.4	$57.0	$41.8
Interest paid	$–	$–	$7.2	$6.8

8. SHORT-TERM INVESTMENTS
The company maintains a portfolio of short-term investments primarily comprised of investment grade fixed-income securities. These investments are held by the company’s wholly-owned insurance captive and are considered “available-for-sale” as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, they have been recorded at fair market value based on quoted market prices, with the resulting net unrealized holding gains or losses reflected, net of tax, as a component of “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets (see Note 4).

Net investment income recognized in the Condensed Consolidated Statements of Operations resulting from these investments totaled approximately $0.2 million for each of the three-month periods ended March 1, 2008, and March 3, 2007. Net investment income totaled approximately $0.5 million for each of the nine-month periods ended March 1, 2008, and March 3, 2007, respectively.

The following is a summary of the carrying and market values of the company’s short-term investments as of the respective dates.

	March 1, 2008

(In Millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value

U.S. Government & Agency Debt	$5.7	$0.3	$–	$6.0
Corporate Investments	7.6	–	(0.1)	7.5
Mortgage-Backed	4.1	–	–	4.1
Other Debt	0.7	–	–	0.7

Total	$18.1	$0.3	$(0.1)	$18.3

	June 2, 2007

(In Millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value

U.S. Government & Agency Debt	$3.9	$–	$(0.1)	$3.8
Corporate Investments	6.0	–	(0.1)	5.9
Mortgage-Backed	5.5	–	(0.1)	5.4
Other Debt	0.8	–	–	0.8

Total	$16.2	$–	$(0.3)	$15.9

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

	Three Months Ended		Nine Months Ended

(In Millions)	March 1, 2008	March 3, 2007	March 1, 2008	March 3, 2007

Net Sales:
North American Furniture Solutions	$409.1	$394.7	$1,223.0	$1,174.7
Non-North American Furniture Solutions	71.9	67.7	228.9	201.5
Other	14.4	22.4	41.1	57.4

Total	$495.4	$484.8	$1,493.0	$1,433.6

Depreciation and Amortization:
North American Furniture Solutions	$8.9	$8.7	$27.6	$26.6
Non-North American Furniture Solutions	1.3	1.1	3.7	3.3
Other	0.5	0.4	1.5	0.8

Total	$10.7	$10.2	$32.8	$30.7

Operating Earnings:
North American Furniture Solutions	$49.5	$39.8	$145.2	$127.9
Non-North American Furniture Solutions	10.2	7.0	33.6	20.3
Other	2.0	2.3	1.8	5.4

Total	$61.7	$49.1	$180.6	$153.6

Capital Expenditures:
North American Furniture Solutions	$8.0	$7.9	$23.1	$23.6
Non-North American Furniture Solutions	0.9	1.2	3.8	2.9
Other	0.3	0.6	1.3	2.0

Total	$9.2	$9.7	$28.2	$28.5

(In Millions)	March 1 2008	June 2, 2007

Total Assets:
North American Furniture Solutions	$550.9	$507.0
Non-North American Furniture Solutions	150.9	133.1
Other	26.9	26.1

Total	$728.7	$666.2

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). This new standard establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. The company is required to adopt this new accounting guidance at the beginning of fiscal 2009. In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, “Partial Deferral of the Effective Date of Statement 157 (FSP 157-2). FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis beginning in fiscal 2010. While the company is currently evaluating the provisions of SFAS 157 and FSP 157-2, the adoption is not expected to have a material impact on its consolidated financial statements.

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

In December 2007, the FASB issued a revised version of SFAS No. 141 “Business Combinations (revised 2007)” (SFAS 141(R)). The revision is intended to simplify existing guidance, and partially converge reporting under U.S. Generally Accepted Accounting Principles (GAAP) with international accounting rules.

The FASB also issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51” (SFAS 160) at the same time it issued SFAS 141(R). SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements, except as required under FIN 46 (required consolidation with respect to Variable Interest Entities). Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and noncontrolling interests.

The company is required to adopt the provisions of both SFAS 141(R) and SFAS 160 simultaneously at the beginning of fiscal 2010. Earlier adoption is prohibited. The company is currently evaluating the provisions of these pronouncements, and the potential impact on its consolidated financial statements.

11. OTHER INTANGIBLE ASSETS
Other intangible assets are comprised of patents, trademarks and intellectual property rights. As of March 1, 2008, the combined gross carrying value and accumulated amortization was $15.4 million and $6.9 million, respectively. As of June 2, 2007, these amounts totaled $14.9 million and $5.5 million, respectively. The company amortizes its intangible assets over periods ranging from 5 to 17 years.

Amortization expense related to intangible assets totaled approximately $0.5 million and $0.2 million for the three-month periods ended March 1, 2008, and March 3, 2007, respectively. For the nine months ended March 1, 2008, and March 3, 2007, amortization expense related to intangible assets totaled approximately $1.4 million and $0.7 million, respectively.

Estimated amortization expense for intangible assets as of March 1, 2008, for each of the succeeding fiscal years is as follows:

(In Millions) Remaining 2008	$0.5
2009	$1.7
2010	$1.3
2011	$1.3
2012	$1.2

12. LONG TERM DEBT
On January 3, 2008, the company issued a total of $200 million in senior unsecured private placement notes. $150 million of these notes bear interest at 6.42 percent and are due in January 2018. The remaining $50 million in private placement notes bear interest at 5.94 percent and are due in January 2015.

In addition to the issuance of this debt, the company entered into a new $250 million unsecured revolving credit facility on December 18, 2007, replacing its previous $150 million facility. This variable interest credit facility has a five-year term and includes an option to increase the available line of credit by an additional $100 million subject to customary conditions. Outstanding borrowings under the credit agreement bear interest at rates based on the prime rate, Federal Funds rate, LIBOR, or negotiated rates as outlined in the agreement. Interest is payable periodically throughout the period a borrowing is outstanding. As of March 1, 2008, total usage against this facility was $13.1 million, all of which related to outstanding letters of credit. As of June 2, 2007, there were no outstanding borrowings against the previous revolving credit facility. Usage against the previous facility at June 2, 2007 related to outstanding standby letters of credit and totaled $13.1 million.

On March 6, 2001, the company sold publicly registered debt securities totaling $175.0 million. These notes mature on March 15, 2011 and bear an annual interest rate of 7.125 percent, with interest payments due semi-annually.

The company previously issued $100.0 million of senior notes in a private placement to seven insurance companies of which $3.0 million was outstanding at March 1, 2008 and June 2, 2007. Subsequent to the end of the third quarter, the company made its final scheduled payment in the amount of $3.0 million and accordingly, has no further obligation under these notes.

In November 2003, the company entered into two fixed-to-floating interest rate swap agreements. The first agreement, which expires March 15, 2011, effectively converts $50.0 million of fixed-rate debt securities to a floating-rate basis. The fair value of this swap instrument, which is based upon expected LIBOR rates over the remaining term of the instrument, was approximately $2.5 million at March 1, 2008, and is reflected as an addition to long-term debt and an offsetting addition to other long-term assets in the Condensed Consolidated Balance Sheet. As of June 2, 2007, the fair value of approximately $(1.7) million is reflected as a reduction to long-term debt and an offsetting addition to other long-term liabilities. The floating interest rate for this agreement is based on the six-month LIBOR, set in-arrears at the end of each semi-annual period, which is estimated to be approximately 5.3 percent at March 1, 2008, and 8.0 percent at June 2, 2007. The next scheduled interest rate reset date is in March 2008.

The second agreement, which expired on March 5, 2008, subsequent to the end of the company’s third fiscal quarter, effectively converts $3.0 million of fixed-rate private placement debt to a floating-rate basis. The fair value of this swap instrument, which is based upon expected LIBOR rates over the remaining term of the instrument, was approximately zero at March 1, 2008. As of June 2, 2007, the fair value of approximately $(0.1) million is reflected as a reduction to long-term debt and an offsetting addition to other long-term liabilities. The floating interest rate for this agreement is based on the six-month LIBOR, set in-arrears at the end of each semi-annual period. This agreement expired on the same date as the final payment of the underlying debt previously discussed. The interest rate was set at 6.1 percent on March 5, 2008, subsequent to the end of the fiscal quarter. At June 2, 2007, the estimated floating interest rate for this agreement was 8.7 percent.

As of March 1, 2008, a total of $53.0 million of the company’s outstanding debt was effectively converted to a variable-rate basis as a result of these interest rate swap arrangements. These swaps are fair-value hedges and qualify for hedge-accounting treatment using the “short-cut” method under the provisions of Statement of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Under this accounting treatment, the change in the fair value of the interest rate swap is equal to the change in value of the related hedged debt and, as a result, there is no net effect on earnings. These agreements require the company to pay floating-rate interest payments in return for receiving fixed-rate interest payments that coincide with the semi-annual payments to the debt holders at the same date.

The counterparties to these swap instruments are large financial institutions which the company believes are of high-quality creditworthiness. While the company may be exposed to potential losses due to the credit risk of non-performance by these counterparties, such losses are not anticipated. The impact of these swap arrangements on interest expense was a decrease of approximately $0.2 million and an increase of approximately $0.1 million in the three-month periods ended March 1, 2008 and March 3, 2007, respectively. The impact on interest expense due to the swap arrangements for the nine months ended March 1, 2008 and March 3, 2007, was a negligible decrease and an increase of $0.4 million, respectively.

13. GUARANTEES, INDEMNIFICATIONS, AND CONTINGENCIES
Product Warranties
The company provides warranty coverage to the end-user for parts and labor on products sold. The standard length of warranty is 12 years; however, this varies depending on the product classification. The company does not sell or otherwise issue warranties or warranty extensions as stand-alone products. Reserves have been established for the various costs associated with the company’s warranty program and are included in the Condensed Consolidated Balance Sheets under “Other accrued liabilities.” General warranty reserves are based on historical claims experience and other currently available information and are periodically adjusted for business levels and other factors. Specific reserves are established once an issue is identified, with the amounts for such reserves based on the estimated cost of correction. Changes in the warranty reserves for the stated periods were as follows.

(In Millions)	Three Months Ended		Nine Months Ended

	March 1, 2008	March 3, 2007	March 1, 2008	March 3, 2007

Accrual Balance – beginning	$14.9	$15.0	$14.6	$14.9
Accrual for warranty matters	3.5	3.2	10.7	9.8
Settlements and adjustments	(3.8)	(3.2)	(10.7)	(9.7)

Accrual Balance - ending	$14.6	$15.0	$14.6	$15.0

Other Guarantees
The company is periodically required to provide performance bonds in order to do business with certain customers. These arrangements are common and generally have terms ranging between one and three years. The bonds are required to provide assurances to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies, however, the company is ultimately liable for claims that may occur against them. As of March 1, 2008, the company had a maximum financial exposure related to performance bonds totaling approximately $12.6 million. The company has had no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company’s financial statements. Accordingly, no liability has been recorded as of March 1, 2008 and June 2, 2007.

The company previously entered into an agreement with a third-party leasing company to guarantee, in certain limited circumstances, the residual value of leased product. This lease expired in March 2007. As of March 1, 2008, the maximum financial exposure regarding the guarantee totaled approximately $2.0 million. The estimated fair value of this guarantee is zero at March 1, 2008 and June 2, 2007, and accordingly, is not reflected on the company’s Condensed Consolidated Balance Sheets at these dates.

The company has entered into standby letter of credit arrangements for the purpose of protecting various insurance companies against default on the payment of certain premiums and claims. A majority of these arrangements are related to the company’s wholly-owned captive insurance company. As of March 1, 2008, the company had a maximum financial exposure from these standby letters of credit totaling approximately $13.1 million. The company has had no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company’s financial statements. Accordingly, no liability has been recorded as of March 1, 2008 and June 2, 2007.

Contingencies
The company leased a facility in the UK under an agreement that expired in March 2008, subsequent to the end of the third quarter. Under the terms of the lease, the company is required to perform the maintenance and repairs necessary to address the general dilapidation of the facility. The ultimate cost of this provision to the company is dependent on a number of factors including, but not limited to, the future use of the facility by the lessor and whether the company chooses and is permitted to renew the lease term. The company has estimated the cost of these maintenance and repairs to be between $0 and $3 million, depending on the outcome of future plans and negotiations. As a result, the estimated liability of $0.9 million and $0.5 million has been recorded as a liability reflected under the caption “Other Liabilities” in the Condensed Consolidated Balance Sheets at March 1, 2008, and June 2, 2007, respectively.

The company has a lease obligation in the UK until May 2014 for a facility that it previously exited. The company believes it will be able to assign or sublet the lease for the majority of the remaining lease term to another tenant at current market rates. However, current market rates for comparable office space are lower than the rental payments owed under the lease agreement. As such, the company would remain liable to pay the difference. As a result, the estimated liability of $1.3 million and $1.4 million is reflected under the caption “Other Liabilities” in the Condensed Consolidated Balance Sheets at March 1, 2008 and June 2, 2007, respectively.

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

Subsequent to the end of the quarter ended March 1, 2008, the company reached an agreement with the New York, Michigan, and Illinois Attorneys General on all matters related to an inquiry of the Minimum Advertised Price Policy maintained by the company’s Herman Miller for the Home division. The agreement, which was reached through a consent decree filed with the United States District Court in New York, requires the company to pay damages of $0.75 million. The company had previously reserved this amount.

14. INCOME TAXES
The effective tax rates for the three months ended March 1, 2008 and March 3, 2007, were 33.0 percent and 30.3 percent, respectively. For the nine months ended March 1, 2008 and March 3, 2007, the effective tax rates were 33.5 percent and 32.9 percent, respectively. The company’s United States federal statutory rate is 35.0 percent. The current year effective rate was below the statutory rate primarily due to the manufacturing deduction under the American Jobs Creation Act of 2004, an increase in foreign tax credits relating to dividends declared during the quarter and the release of federal tax reserves related to a period for which the statute had expired. The effective rate in the prior year was below the statutory rate primarily due to the manufacturing deduction under the American Jobs Creation Act of 2004, the release of federal tax reserves relating to the closure of an Internal Revenue Service review for fiscal years 1997 through 2003 and other accrual adjustments related to the company’s foreign captive insurance company.

The company adopted the provisions of FIN 48 on June 3, 2007. Prior to the adoption of FIN 48, the company had income tax accruals of $6.6 million associated with tax benefits taken in tax returns but not recognized for financial statement purposes (“unrecognized tax benefits”). As a result of the adoption of FIN 48, the company recorded an increase in liabilities for unrecognized tax benefits of $0.8 million, which was recorded as a reduction to beginning retained earnings in fiscal 2008. Including this cumulative effect adjustment, the company had income tax accruals associated with unrecognized tax benefits totaling $8.0 million as of March 1, 2008. The company’s effective tax rate would have been affected by this amount had the unrecognized tax benefits been recognized as a reduction to income tax expense.

The company recognizes interest and penalties related to unrecognized tax benefits through income tax expense in its statement of operations. The company has reserved approximately $0.2 million for potential interest and penalties related to the adoption of FIN 48, which is also recorded as a reduction to beginning retained earnings in fiscal 2008. Interest and penalties recognized in the company’s Condensed Consolidated Statements of Operations during the quarterly and nine-month periods ended March 1, 2008 and March 3, 2007 was negligible. As of March 1, 2008, the company’s recorded liability for potential interest and penalties related to unrecognized tax benefits totaled $1.1 million.

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

For the majority of tax jurisdictions, the company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for fiscal years before 2005.

15. EMPLOYEE BENEFIT PLANS
The following tables summarize the costs of the company’s employee pension and other post-retirement plans for the periods indicated.

(In Millions)	Three Months Ended

	Pension Benefits		Other Post-Retirement Benefits

	March 1, 2008	March 3, 2007	March 1, 2008	March 3, 2007

Domestic:
Service cost	$2.0	$2.2	$–	$–
Interest cost	4.0	4.0	0.2	0.2
Expected return on plan assets	(5.4)	(5.3)	–	–
Net amortization loss	0.8	0.7	0.1	0.1

Net periodic benefit cost	$1.4	$1.6	$0.3	$0.3

International:
Service cost	$0.6	$0.6
Interest cost	1.1	0.9
Expected return on plan assets	(1.3)	(1.1)
Net amortization loss	0.1	0.4

Net periodic benefit cost	$0.5	$0.8

(In Millions)	Nine Months Ended

	Pension Benefits		Other Post-Retirement Benefits

	March 1, 2008	March 3, 2007	March 1, 2008	March 3, 2007

Domestic:
Service cost	$6.0	$6.6	$–	$–
Interest cost	12.0	12.0	0.7	0.7
Expected return on plan assets	(16.2)	(15.9)	–	–
Net amortization loss	2.4	1.9	0.3	0.3

Net periodic benefit cost	$4.2	$4.6	$1.0	$1.0

International:
Service cost	$1.8	$1.7
Interest cost	3.3	2.7
Expected return on plan assets	(3.9)	(3.2)
Net amortization loss	0.3	1.2

Net periodic benefit cost	$1.5	$2.4

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

16. RESTRUCTURING PLAN
During the second quarter of fiscal 2008, the company executed a restructuring plan (“the Plan”) to reduce operating expenses in order to improve operating performance, improve profitability and further enhance productivity and efficiencies through a targeted restructuring of operations. The Plan eliminated approximately 150 full-time positions, primarily in West Michigan. In connection with the Plan, the company recorded $5.2 million of pre-tax charges during the second quarter for employee severance and outplacement costs. These charges have been reflected separately as restructuring expenses in the Condensed Consolidated Statements of Operations.

The following is a summary of changes in restructuring accruals during the third quarter of fiscal 2008.

(In Millions)	Severance and Outplacement Costs

Balance as of December 1, 2007	$4.7
Restructuring expenses	–
Adjustments	–
Cash payments	(2.7)

Balance as of March 1, 2008	$2.0

On a year-to-date basis, the cash payments related to the Plan totaled $3.2 million. It is anticipated that the payments in connection with the Plan will be substantially completed by the end of the current fiscal year. Refer to Note 9 for a discussion relative to the impact of the Plan on the company’s reportable business segments.

17. ACQUISITIONS AND DIVESTITURES
The terms associated with the previous sale of a furniture dealership included an “earn-out” provision requiring the buyer to provide to the company, additional purchase consideration based upon the future profitability of the dealership. The contractual terms of this sale were completed in the first quarter of fiscal 2006. The company has recognized in its Condensed Consolidated Statement of Earnings, a pre-tax gain of $0.3 million and $0.9 million for the three and nine-month periods ended March 1, 2008, respectively. The company received in cash, additional purchase consideration of $0.6 million in the second quarter of fiscal 2008 and anticipates an additional cash payment of $0.3 million during the fourth quarter of fiscal 2008.

On February 1, 2008, the company completed its acquisition of the stock of Brandrud Furniture, Inc. (Brandrud), a Seattle-based manufacturer of healthcare furnishings. With annual net sales of approximately $20 million, Brandrud focuses on seating products for patient rooms, patient treatment areas, and public spaces such as lobbies and waiting areas. The initial purchase price related to this transaction was $12.0 million, which included $0.3 million of acquired cash. The contractual terms of this acquisition provide for additional purchase consideration from the company in the third fiscal quarter of 2009 contingent upon the achievement of specific earnings targets of Brandrud as a wholly-owned subsidiary. Final purchase accounting on this transaction is pending third-party valuations and the determination of additional purchase consideration, if any, and is expected to be completed in fiscal 2009.

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

Discussion of Current Business Conditions
We experienced top-line growth of 2.2% in the third quarter of fiscal 2008 compared to the same period last year. We saw growth in both our North American and non-North American segments based on our new product and new market expansions. We also continue to see benefits on our top line related to the general price increase that we implemented in February 2007 coupled with the foreign exchange benefits of the weakening U.S. dollar compared to some of the major world currencies.

Order levels for the quarter were down slightly year over year, primarily due to the favorable impact in the prior year related to the price increase implemented in February 2007. However, ending backlog of unfilled orders increased by $10.1 million from levels one year ago.

The highlight of the quarter is our strong operating earnings and earnings per share. Our operating earnings represent an improvement of 25.7% over last year and is directly correlated to the significant changes we made in the second quarter of this year to improve our business performance and better leverage our balance sheet. Our earnings per share of $0.65 is a third quarter record, and represents a 30.0% increase over earnings per share of $0.50 for the same quarter last year.

Earlier this year, we announced our intent to initiate a number of actions aimed at improving our profitability and enabling greater and faster investment in our strategic growth initiatives. We are now beginning to see the benefits of these actions.

In the third quarter, we made several capital structure changes. We issued $200 million of senior unsecured private placement notes and commenced a $200 million accelerated share repurchase program (ASR). As a result of the ASR, we have already retired approximately 5.0 million shares of our outstanding common stock. The requisite shares were retired in the middle of our third quarter and the full impact of the share retirement effectively increased earnings by approximately $0.03 per share. The additional interest expense resulting from funding the ASR effectively reduced earnings by approximately $0.02 per share. This ASR will be completed in early September 2008 and additional shares will be retired at that time. We also increased our borrowing capacity with a new $250 million syndicated revolving line of credit.

We also closed on the previously announced acquisition of Brandrud Furniture, Inc., (Brandrud) during the quarter. Brandrud will complement our existing healthcare offerings.

We are pleased with the overall performance for the quarter and first nine months of fiscal 2008. However, we remain appropriately cautious in light of the current economic climate. The Business Institutional Furniture Manufacturer’s Association (BIFMA) issued its most recent domestic industry forecast in February 2008. BIFMA expects that the growth rate of office furniture orders and shipment levels in the U.S. will continue to be positive, although at a lower rate of growth, through the first half of calendar year 2008. BIFMA forecasts that the growth rate will turn negative in the third quarter of calendar year 2008, as a result of weak economic fundamentals. A slowdown in economic growth and business investment are primary drivers of this downward revision. The implementation of proactive changes to our business model, capital structure and overall business mix will help to mitigate the impact of these domestic U.S. economic challenges.

Analysis of Third Quarter Results

The quarters ended March 1, 2008 and March 3, 2007 each included 13 weeks of operations. The nine-month periods ended March 1, 2008 and March 3, 2007 each included 39 weeks of operations. The following table presents certain key highlights from the results of operations for the periods indicated.

In millions, except per share data	Three Months Ended			Nine Months Ended

	March 1, 2008	March 3, 2007	Percent Change	March 1, 2008	March 3, 2007	Percent Change

Net Sales	$495.4	$484.8	2.2%	$1,493.0	$1,433.6	4.1%
Gross Margin	170.0	160.0	6.3%	517.7	482.8	7.2%
Operating Expenses	108.3	110.9	(2.3)%	331.9	329.2	0.8%
Restructuring Expenses	–	–	NA	5.2	–	NA
Operating Earnings	61.7	49.1	25.7%	180.6	153.6	17.6%
Net Earnings	38.3	32.3	18.6%	112.8	97.4	15.8%
Earnings per share – diluted	0.65	0.50	30.0%	1.86	1.49	24.8%
Orders	454.2	457.9	(0.8)%	1,510.5	1,490.2	1.4%
Backlog	307.2	297.1	3.4%	307.2	297.1	3.4%

The following table presents, for the periods indicated, the components of the company’s Condensed Consolidated Statements of Operations as a percentage of net sales.

	Three Months Ended		Nine Months Ended

	March 1, 2008	March 3, 2007	March 1, 2008	March 3, 2007

Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	65.7	67.0	65.3	66.3
Gross Margin	34.3	33.0	34.7	33.7
Operating Expenses	21.9	22.9	22.2	23.0
Restructuring Expenses	–	–	0.3	–
Operating Margin	12.5	10.1	12.1	10.7
Other Expense, net	0.9	0.6	0.7	0.6
Earnings Before Income Taxes	11.5	9.6	11.4	10.1
Income Tax Expense	3.8	2.9	3.8	3.3
Net Earnings	7.7%	6.7%	7.6%	6.8%

Consolidated Sales, Orders, and Backlog
For the three-month period ended March 1, 2008, net sales rose to $495.4 million and were $10.6 million higher than our third quarter of fiscal 2007. The general price increase that we implemented in February 2007 contributed to year-over-year sales growth in dollars of approximately $4 million to $6 million. The continued weakening of the U.S. Dollar during the quarter relative to non-U.S. currencies also increased our consolidated net sales by an estimated $7.9 million in the period.

In the third quarter of fiscal 2007, we recognized $6.3 million in non-furniture product sales under a contract with a third party equipment manufacturer (OEM sales). This contract expired at the end of fiscal 2007. Accordingly, there were no related sales recorded in fiscal 2008.

For the nine-month period ended March 1, 2008, net sales increased $59.4 million or 4.1% over the same period last year. We estimate that approximately $19.4 million of the increase is attributable to the positive impact of currency exchange rate fluctuations. Partially offsetting the currency exchange rate impact, non-furniture sales recorded in first nine months of fiscal 2007 related to the expired OEM contract discussed above were approximately $15.4 million.

On a sequential-quarter basis, net sales in our third fiscal quarter of 2008 were 2.1% lower than the second quarter. This decrease is primarily attributed to the seasonal impact of the calendar year-end holidays.

Third quarter orders in fiscal 2008 were $454.2 million, a decrease of $3.7 million or 0.8% compared to the same period last year. The year-over-year decrease in order entry rates is primarily due to our February 2007 general price increase. This had the effect of pulling ahead orders of approximately $20 million to $25 million into the third quarter of fiscal 2007. Although North American orders declined approximately 1.1% in the third quarter, orders in our non-North American markets grew by 13.4% over the same period one year ago.

Sequentially, third quarter orders decreased 20.7% from our second fiscal quarter of 2008. This decrease is partially related to the seasonal slowdown that is typical of the calendar year-end holiday season, including the manufacturing operations holiday shutdown for a little over one week in December and early January. In addition, the prior quarter reflected exceptional performance and our highest level of quarterly orders in the last seven years, making it a difficult comparison. Further contributing to the sequential-quarter decrease was the seasonally higher levels of U.S. federal government orders during the second quarter in advance of the U.S. federal government’s fiscal year end.

On a year-to-date basis, orders of $1,510.5 million are $20.3 million higher, representing an increase of 1.4% over the first nine months of fiscal 2007.

Our backlog of unfilled orders at March 1, 2008 was $307.2 million, representing an increase of $10.1 million or 3.4% over the balances at the end of our third quarter of fiscal 2007. This increase in consolidated backlog was primarily driven by improvement in non-North American order entry rates. On a sequential-quarter basis, the ending backlog decreased $39.3 million or 11.3% primarily due to the seasonality previously discussed.

Performance versus the Domestic Contract Furniture Industry
For the three-month period ended March 1, 2008, our domestic U.S. net sales, excluding the impact of OEM sales in fiscal 2007 decreased 0.3% compared to the same period last year and domestic orders decreased 2.8% over the same period. By comparison, BIFMA reported an estimated year-over-year increase in U.S. office furniture shipments of 2.0% for the three-months ended February 2008. Industry orders for the same quarter as reported by BIFMA declined 0.8% from the same period last year.

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

Consolidated Gross Margin
Consolidated gross margin in the third quarter improved 130 basis points to 34.3% of net sales compared to the third quarter of fiscal 2007. Contributing to this gross margin performance is continued benefit from our February 2007 price increase. Our gross margins also benefited from a reduction, as a percentage of sales in each of the broad categories; direct materials, direct labor, and manufacturing overhead compared to the same period last year.

We were somewhat insulated from the recent run-up in commodity prices during the quarter as several commodities were procured at fixed contract prices in the current period. Steel, plastics, and wood prices were more favorable this quarter than in the third quarter one year ago, and contributed to a 100 basis point improvement in the direct material percentage. Despite this improvement, we expect to see continued volatility in market pricing for key commodities going forward. Our product pricing strategy, combined with our commitment to lean manufacturing principles under the Herman Miller Production System (HMPS), continue to be our primary means of addressing the financial impact of this volatility. In the third quarter, direct labor costs as a percentage of sales were 45 basis points lower compared to the same period last year, due to benefits from both pricing and channel mix. Overhead spending as a percentage of sales was modestly favorable.

Incentive compensation accruals are based upon a measure of economic profitability relative to the prior year period as opposed to an absolute measure of profitability in any one period. Incentive compensation expenses were $0.7 million lower in the third quarter of fiscal 2008 compared to the same period last year, due in part to a reduction in the number of employees.

Offsetting these positive factors was an overall shift in the sales mix away from some of our higher-margin seating products. We continued our focus on improving our processes associated with the production of one of our newest lines of furniture systems. Customer demand for this new furniture line has increased substantially compared to the third quarter last year. Accordingly, while we have seen a marked improvement in the gross margins of this furniture line compared to last year, the overall margins for this product line are lower than our average gross margins.

On a sequential-quarter basis, consolidated gross margins decreased 130 basis points from 35.6% to 34.3% of net sales. Lower production volumes primarily due to the seasonality of our business were a factor in the decrease from the second quarter. We also experienced unfavorable price discounting during the quarter and a shift from higher-margin seating to lower-margin furniture systems sales. Offsetting a portion of this decrease was a $1.3 million favorable actuarial valuation adjustment related to self-insurance reserves and incentive compensation expenses that were $0.6 million lower than the second quarter. Overall gross margin for the quarter was in line with our expectations and reflects solid improvement over the prior year.

On a year-to-date basis, consolidated gross margins improved 100 basis points from 33.7% to 34.7% of net sales. Contributing to this improvement in gross margin performance were favorable pricing on key commodity-based manufacturing components, leverage resulting from increased sales year over year, and the February 2007 price increase. Partially offsetting these positive factors was additional expense related to services on a large project within our North American Furniture Solutions operating segment. Due to the level of uncertainty associated with our ability to be reimbursed for these services, we recognized expenses totaling approximately $5.0 million over the life of this project, without recording any associated service revenue.

Restructuring
Last quarter, we announced a business restructuring plan designed to reduce operating expenses and improve profitability. The restructuring actions included the elimination of approximately 150 full-time positions, the majority of which were located within our West Michigan operations. The positions that were eliminated represented a variety of functional areas, and the individuals affected were offered one-time termination benefits, including severance and outplacement services.

During the third quarter, cash payments related to this restructuring plan were $2.7 million. No additional restructuring expenses were recorded during the current quarter. On a year-to-date basis, pre-tax restructuring expenses were $5.2 million and are reflected separately in the Condensed Consolidated Statements of Operations. The related cash payments on a year-to-date basis were $3.2 million. As of March 1, 2008, the balance of the restructuring accrual was $2.0 million and is recorded within “Other accrued liabilities” in the Condensed Consolidated Balance Sheet at March 1, 2008. It is anticipated that the related payments will be substantially completed in our fourth quarter of fiscal 2008. Refer to Note 16 for further information related to the restructuring plan.

Operating Expenses and Operating Earnings
Operating expenses in the third quarter were $108.3 million or 21.9% of net sales. This represents a $2.6 million decrease in spending compared to the third quarter last year, a 100 basis point improvement as a percentage of sales. We are committed to lowering our operating expense levels and we are experiencing the benefit of our focus. A significant driver of the operating expense improvement relates to the cost-reduction actions associated with the restructuring plan that we implemented last quarter. We also experienced lower warranty expenses and charitable donations in the period. These three factors combined to reduce operating expenses by $6.7 million. Partially offsetting these positive factors was an increase in our bad debt expenses of $2.7 million over the same period last year. These expenses resulted from increases to reserves for uncollectible accounts receivable, the majority of which related to two specific customer accounts. We also incurred increases in compensation-related expenses totaling $1.2 million which includes incentive compensation, stock-based compensation and annual merit increases.

Operating expenses and the resulting operating earnings are impacted by changes in foreign currency exchange rates. In the three and nine-month periods of fiscal 2008, we estimate this impact to be an additional expense of approximately $1.4 million and $3.5 million, respectively.

Comparing the third quarter and the second quarter of fiscal 2008 sequentially, operating expenses decreased by $1.4 million. As a percentage of sales, operating expenses increased 20 basis points to 21.9% of sales. The significant factors driving the dollar decrease include a favorable actuarially-determined adjustment of $1.3 million related to our self-insurance reserves, lower warranty expenses of $1.0 million and lower travel and entertainment expenses of $0.5 million. In the second quarter, we recognized an expense of $1.2 million at one of our international subsidiaries related to the adjustment of a value added tax liability. No corresponding expense was recorded in our third quarter. Offsetting these positive variances was higher bad debt expenses of $2.8 million.

Through the first nine months of fiscal 2008, operating expenses totaled $331.9 million or 22.2% of net sales. This compares to $329.2 million or 23.0% of net sales in the year-to-date period last year. Reductions to operating expenses in both research and development costs and charitable contributions were partially offset by increases in reserves for specific uncollectible accounts.

Our investment in research and development, excluding royalties, totaled $9.4 million and $10.5 million for the three months ended March 1, 2008 and March 3, 2007, respectively. Through the first nine months of fiscal 2008, research and development expenses were $28.5 million. This compares to $30.9 million in the same period in fiscal 2007.

Operating earnings in the third quarter were $61.7 million compared to $49.1 million in the same period last year, representing an increase of 25.7%. As a percentage of net sales, operating earnings were 12.5%; up from 10.1% in the prior year, reflecting a 240 basis point improvement on a modest 2.2% increase in net sales. On a year-to-date basis, operating earnings in the current year of $180.6 million were up 17.6% from $153.6 million last year. As a percentage of net sales, operating earnings through nine months were 12.1% versus 10.7% last year. The pre-tax restructuring expenses recognized in the second quarter of fiscal 2008 had the effect of reducing our year-to-date operating earnings percentage by approximately 35 basis points.

Other Income/Expense and Income Taxes
Net other expenses in the three-month period ended March 1, 2008 increased $1.8 million to $4.6 million. The additional expense is primarily related to significantly higher interest costs associated with our recently issued private placement debt securities. In the first nine months of fiscal 2008, net other expenses totaled $11.1 million, an increase of $2.5 million. This increase is related to higher interest costs related to borrowings against our revolving credit facility earlier in the fiscal year and the additional interest expense related to higher debt balances.

During the quarter we recorded a net foreign currency transaction loss of $0.3 million. This compares to a net loss of less than $0.1 million in the same period last year. For the first nine months of fiscal 2008 and fiscal 2007, we incurred a net foreign currency transaction loss of $0.1 million in each period.

The effective tax rates for the three months ended March 1, 2008 and March 3, 2007 were 33.0% and 30.3%, respectively. The effective tax rates were 33.5% and 32.9% for the nine months ended March 1, 2008 and March 3, 2007. The current quarter and year-to-date effective tax rates were below the United States federal statutory rate of 35.0% primarily due to the manufacturing deduction under the American Jobs Creation Act of 2004 (AJCA). Also contributing to the favorable rates was an increase in foreign tax credits related to dividends declared during the quarter and the release of federal tax reserves related to a period for which the statute has expired.

The effective rate in the prior year third quarter was below the statutory rate primarily due to the manufacturing deduction under the AJCA, and increased research and development credits due to the renewal of legislation that extended the credit and accrual adjustments related to the company’s foreign captive insurance company. Additionally, the prior year-to-date effective tax rate benefited from the release of federal tax reserves relating to the closure of an Internal Revenue Service review for fiscal years 1997 through 2003. We expect our full-year effective tax rate for fiscal 2008 to be between 32% and 34%.

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

Reportable Operating Segments
Our business comprises various operating segments as defined by generally accepted accounting principles in the United States. These operating segments are determined on the basis of how we internally report and evaluate financial information used to make operating decisions. For external reporting purposes, we aggregate these operating segments as follows:

•	North American Furniture Solutions – Includes the business associated with the design, manufacture and sale of furniture products for office, healthcare and educational environments, throughout the United States, Canada and Mexico.
•	Non-North American Furniture Solution – Includes the business associated with the design, manufacture and sale of furniture products, primarily for work-related settings, outside North America.
•	Other – Includes our North American residential furniture business as well as other business activities, including Convia, and activities associated with the Herman Miller Creative Office. Convia is our subsidiary aimed at providing programmable electrical and data infrastructure for building interiors. The “other” category also includes unallocated corporate expenses such as those associated with corporate restructuring actions.

Further information regarding our reportable operating segments can be found in Note 9.

Net sales within our North American Furniture Solutions segment for the quarter were $409.1 million, an increase of $14.4 million or 3.6% over the same period last year. Significant increases in net sales in Canada and Mexico, more than offset the slight decline that we experienced in our U.S. domestic results during the quarter. The decline in our U.S. domestic operations relates primarily to the effect of OEM sales in 2007 as previously discussed. On a year-to-date basis, net sales within our North American Furniture Solutions segment were $1,223.0 million. This represents an increase of 4.1% or $48.3 million from the levels reported last year. Orders within the North American Furniture Solutions segment during the third quarter were 1.1% below the prior year period, reflecting the impact of the pull-ahead of orders in the prior year due to the February 2007 general price increase as previously discussed. Total orders in fiscal 2007 included an estimated $20 million to $25 million of accelerated orders in advance of our February 2007 price increase. For the first nine months of fiscal 2008, our segment orders are up 1.4% over the year-to-date period in fiscal 2007.

Operating earnings in the third quarter within the North American Furniture Solutions segment were $49.5 million, an increase of 24.4% from $39.8 million posted in the third quarter last year. This significant increase in the operating earnings is due to continued resolve to improve our underlying business performance. As a percentage of net sales, operating earnings were 12.1% of net sales. This compares to 10.1% of net sales for the same period in fiscal 2007. On a year-to-date basis, fiscal 2008 operating earnings within the North American Furniture Solutions segment were $145.2 million or 11.9% of net sales. This compares to operating earnings of $127.9 million or 10.9% of net sales in fiscal 2007. As previously discussed in the context of gross margin performance, in the first quarter of this year we recognized service-related expenses of approximately $5.0 million, without an associated benefit from service revenue. These expenses reduced the year-to-date operating income percentage within our North American business segment by approximately 40 basis points in the current year.

Net sales within our non-North American Furniture Solutions segment were $71.9 million in the third quarter. This represents an increase of 6.2% over sales of $67.7 million in the same period last year. European sales in total were up nearly 4%, overcoming a year-over-year decrease at our U.K operations, our largest contributor to net sales in this segment. Our operations in Asia continue to achieve higher net sales, posting an increase of 8.0% over the same quarter last year. We are pleased with the progress of our manufacturing facility in China, which began operations in February 2007. The growth of our presence in Asia remains a key focus of our long-term business strategy. For the first nine months of fiscal 2008, net sales for the non-North American Furniture Solutions segment were $228.9 million. This is a year-over-year increase of 13.6% over year-to-date net segment sales of $201.5 million in fiscal 2007. While we are pleased with our overall non-North American performance and believe that we are well positioned for continued strong results in this segment, future growth rates in these markets may differ from our recent experience.

Operating earnings in the third quarter for the non-North American segment were $10.2 million, an increase of 45.7% over earnings of $7.0 million in the same period last year. As a percentage of sales, operating earnings were 14.2% for the current quarter. This compares to 10.3% in the same period last year. On a year-to-date basis, operating earnings were $33.6 million or 14.7% of net sales. In the same period last year we reported operating earnings of $20.3 million or 10.1% of net sales.

Net sales within the “Other” category were $14.4 million in the third quarter of this year, compared to $22.4 million last year. For the first nine months of fiscal 2008, net sales were $41.1 million, compared to $57.4 million in the year-to-date period last year. The prior year three and nine-month results included OEM sales of $6.3 million and $15.4 million, respectively. That OEM contract expired at the end of fiscal 2007 and we are no longer manufacturing and selling the related components. The exclusion of these sales in the current year is the primary driver of the year-over-year decrease in net sales within the category.

Operating earnings in the “Other” segment category was $2.0 million for the third quarter. This compares to $2.3 million in the same period last year. On a year-to-date basis, operating earnings in the current fiscal year were $1.8 million. This compares to $5.4 million in the same period last year. The year-over-year decrease in operating earnings within the “Other” category primarily relates to the restructuring activities in the second quarter of fiscal 2008, partially offset by improved operating performance at Convia.

Changes in currency exchange rates from the prior year affected the U.S. dollar value of net sales within both primary operating segments. We estimate these changes effectively increased third quarter net sales within the North American segment by approximately $4.3 million. This was largely driven by the weakening U.S. dollar compared to the Canadian dollar during the period. Within the non-North American segment, exchange rate changes increased third quarter net sales by an estimated $3.6 million. This increase was mainly driven by movement in the U.S. dollar / British Pound Sterling and U.S. dollar / Euro exchange rates as compared to last year. On a year-to-date basis, exchange rate changes from prior year levels increased net sales within our North American and non-North American segments by an estimated $8.8 million and $10.6 million, respectively. It is important to note that period-to-period changes in exchange rates have a directionally similar impact on our international expenses as measured in U.S. dollars.

Financial Condition, Liquidity, and Capital Resources
The table below presents certain key cash flow and capital highlights for the periods indicated.

(In Millions)	Nine Months Ended

	March 1, 2008	March 3, 2007

Cash and cash equivalents, end of period	$81.4	$103.5
Short-term investments, end of period	18.3	15.1
Cash generated from operating activities	123.2	91.4
Cash used for investing activities	(41.7)	(28.5)
Cash used for financing activities	(79.2)	(65.8)
Capital expenditures	(28.2)	(28.5)
Stock repurchased and retired	(266.7)	(93.4)
Interest-bearing debt, end of period(1)(3)	380.5	179.9
Available unsecured credit facility, end of period(2)(3)	236.9	136.9

(1)	Amounts shown include the fair market values of the company’s interest rate swap arrangements. The net fair value of these arrangements totaled approximately $2.5 million and $(1.1) million at Mach 1, 2008 and March 3, 2007, respectively.
(2)	Amounts shown are net of outstanding letters of credit, which are applied against the company’s unsecured credit facility.
(3)	During the third quarter of fiscal 2008, the company issued new senior unsecured private placement notes and replaced its unsecured revolving credit facility. Refer to Note 12 for additional information.

Cash Flow – Operating Activities
Cash generated from operating activities in the third quarter was $35.5 million compared to $67.2 million in the prior year. For the first nine months of fiscal 2008, cash generated from operations totaled $123.2 million. This compares to cash flows generated from operating activities of $91.4 million in the first nine months of fiscal 2007.

Quarter and Nine-Months Ended March 1, 2008
Changes in working capital balances resulted in a net cash use of $8.9 million in the third quarter. Decreases in accrued liability balances and volume-driven increases in accounts receivable, due to a heavy volume of shipments near the end of the quarter, were partially offset by reductions in inventory balances. Another significant cash outflow during the quarter was the payment of $2.7 million in termination benefits related to the restructuring program announced last quarter.

Through the first nine months of the year, changes in working capital balances accounted for a net $31.8 million use of cash. Included in this amount were increases in net accounts receivable and net inventories of $27.7 million and $9.0 million, respectively. We also experienced a net reduction of $16.7 million in compensation and benefit accruals in the nine-month period, due largely to the payout of incentive bonuses earned during fiscal 2007. Partially offsetting these working capital investments were volume-driven increases in accounts payable of $6.2 million and unearned revenue liabilities of $8.3 million.

Another contributing factor to our investment in working capital is the increase in direct business with the U.S. federal government as well as certain non-government accounts. In these arrangements, we sell products and services directly to the end customer without first selling to a dealer intermediary. Sales of this type generally require a longer cash collection cycle than do sales to independent contract furniture dealers. Accordingly, we have experienced a related increase in accounts receivable. Our inventory levels have also been affected by the increase of this form of selling as we are generally required to hold the inventory longer and do not recognize revenue until installation is substantially complete. Similarly, the significant growth we have experienced in our non-North American Furniture Solutions business segment drove increases in both accounts receivable and inventory, as sales within this segment generally have a longer cash collection cycle than in North America.

Under HMPS, we continue to strive to enhance efficiencies and cost savings by minimizing the amount of inventory on-hand. Accordingly, production is order-driven with raw materials purchased as needed to meet order demands. The standard lead-time for the majority of our products is 10 to 20 days. As a result, our inventory turns are high. Despite the increase in inventory levels in the current year three and nine-month periods, these factors can cause our inventory levels to appear relatively low in relation to sales volume.

Quarter and Nine-Months Ended March 3, 2007
The net change in working capital balances during the third quarter of last year provided operating cash flows of $26.7 million, the vast majority of which resulted from reductions in accounts receivable and inventory balances. These reductions were in sharp contrast to the significant increases in both accounts receivable and inventory during the first half of last year. Despite these favorable balance changes in the quarter, investment in working capital on a year-to-date basis last year drove a $38.0 million net use of cash. Included in this amount were increases of approximately $12 million each in accounts receivable and inventory. The remaining use of cash came from reductions to accounts payable and accrued liabilities.

The significant increases in accounts receivable and inventory in the first nine months of fiscal 2007 were driven by a general increase in sales volume. Our business with the U.S. federal government increased significantly last year and was a major cause of the increased investment in working capital. Similarly, the higher sales level in our non-North American Furniture Solutions segment drove higher accounts receivable balances.

During the first nine months of last year, we made two separate voluntary cash contributions to our employee pension plans. The first of these related to our primary international plan, and totaled $2.0 million in the first quarter. This was followed by a second quarter contribution in the amount of $0.8 million to one of our domestic employee retirement plans. These contributions are reflected as reductions to fiscal 2007 operating cash flows.

Cash Flow – Investing Activities
Cash used for investing activities in the three and nine month periods ended March 1, 2008 was $22.0 million and $41.7 million, respectively. This compares to $11.7 million and $28.5 million for the same periods in the prior year. Capital asset purchases in the quarter and the first nine months of fiscal 2008 were $9.2 million and $28.2 million, respectively. This compares to $9.7 million and $28.5 million in the respective periods last year.

During the third quarter of this year, we completed the acquisition of Brandrud Furniture, Inc., (Brandrud) a Seattle-based manufacturer of healthcare furnishings. With annual net sales of approximately $20 million, Brandrud focuses on seating products for patient rooms, patient treatment areas, and public spaces such as lobbies and waiting areas. The initial purchase price related to this transaction was $11.7 million, net of cash acquired, with additional proceeds due in the third fiscal quarter of 2009 contingent on the achievement of specific earnings targets of Brandrud as a wholly-owned subsidiary. This purchase price is reflected as a net cash outflow within the Condensed consolidated Statement of Cash Flows for the nine-month period ended March 1, 2008. Further information related to this transaction can be found in Note 17.

At the end of the third quarter, we had outstanding commitments for future capital purchases of approximately $8.4 million. We expect full-year capital expenditures for fiscal 2008 to be between $42 and $46 million. By comparison, fiscal year 2007 capital expenditures were $41.3 million.

In the second quarter of this year, we received a payment of $0.6 million related to the fiscal 2006 sale of a contract furniture dealership. We have reflected this payment as an increase to Cash Flows from Investing Activities in the Condensed Consolidated Statement of Cash Flows for the nine-months ended March 1, 2008.

Cash Flow – Financing Activities
During the third quarter of fiscal 2008, we completed a debt financing transaction involving the issuance of $200 million in senior unsecured private placement notes. $50 million of these notes are due in January 2015, and bear interest at a fixed annual coupon rate of 5.94%. The remaining $150 million is due in January 2018 and bears interest at a fixed annual coupon rate of 6.42%. We used the $200 million proceeds from the notes for an accelerated share repurchase of our common stock. Refer to Note 5 for more information related to the ASR.

Also during the quarter, we completed a refinancing of our existing unsecured credit facility, increasing our borrowing capacity from $150 million to $250 million. The new credit facility includes a $100 million increase option, subject to customary conditions. The facility may be used to refinance existing debt, provide working capital or other general corporate purposes. We also paid off $2.1 million of debt on behalf of Brandrud, our most recent acquisition.

During the third quarter of fiscal 2008, we did not repurchase shares on the open market due to the implementation of our ASR. We repurchased approximately 430,000 shares for $16.2 million or an average of $37.83 per share during the third quarter of last year. On a year-to-date basis, share repurchases outside of our ASR were approximately 2,075,000 shares for $66.1 million or an average of $31.87 per share. This compares to approximately 3,040,000 shares for $93.4 million or an average of $30.73 per share in the first nine months of fiscal 2007. As of March 1, 2008, we had approximately $171.4 million available for future share repurchases authorized under our Board of Director repurchase program.

New share issuances in connection with our various employee benefit plans partially offset the cash outflows associated with share repurchase activity. During the third quarter, we received $2.5 million for the issuance of approximately 95,000 shares. This compares to cash received of $15.0 million in the prior year third quarter for the issuance of approximately 575,000 shares. The large volume of share issuances last year is attributed to a significantly higher level of stock option exercises compared to the current year. On a year-to-date basis, cash received and the number of shares issued totaled $5.7 million and approximately 240,000 shares. In the first nine months of fiscal 2007, these amounts were $38.5 million and approximately 1,505,000 shares.

Dividend payments in the current year were $5.4 million in the third quarter and $16.3 million for the first nine months of fiscal 2008. For the respective periods last year, dividend payments totaled $5.2 million and $15.6 million.

Interest-bearing debt at the end of the third quarter increased to $380.5 million from $176.2 million at the end of fiscal 2007. This change resulted from the private placement notes discussed above and a net increase in the fair value of our interest rate swap arrangements. Further disclosure regarding our long-term debt and interest rate swap arrangements is provided in Note 12. Subsequent to the end of the quarter, we made the final payment of $3.0 million on these private placement notes.

Outstanding standby letters of credit totaling $13.1 million at March 1, 2008 and March 3, 2007 accounted for the only usage against the credit facility in place at these respective dates. The provisions of our private placement notes and new unsecured credit facility require that we adhere to certain covenant restrictions and maintain certain performance ratios. We were in compliance with all such restrictions and performance ratios this quarter and expect to remain in compliance in the future.

We believe cash on hand, cash generated from operations and our borrowing capacity will provide adequate liquidity to fund near term and future business operations and capital needs.

Contractual Obligations

Contractual obligations associated with our ongoing business and financing activities will result in cash payments in future periods. A table summarizing the amounts and estimated timing of these future cash payments was provided in the company’s Form 10-K filing for the year ended June 2, 2007. In the third quarter of fiscal 2008, we issued $200 million in senior unsecured private placement notes and increased our unsecured revolving credit facility to $250 million. This new debt materially changes our contractual obligations and the related estimated timing of future cash payments. For further information on our debt, refer to Note 12. Additionally, we entered two material contracts related to our ASR program. Further information related to this ASR can be found in Note 5.

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

Variable Interest Entities
On occasion, we provide financial support to certain independent dealers in the form of term loans, lines of credit, and/or loan guarantees which may represent variable interests in such entities. At March 1, 2008, we were not considered the primary beneficiary of any such dealer relationships under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” Accordingly, we were not required to consolidate the financial statements of any of these entities during the first quarter.

The risks and rewards associated with our interests in these dealerships are primarily limited to our outstanding loans and guarantee amounts. As of March 1, 2008, our maximum exposure to potential losses related to outstanding loans to these other entities totaled $3.8 million.

Contingencies

See Note 13 to the condensed consolidated financial statements.

Critical Accounting Policies

We strive to report our financial results clearly and understandably. We follow accounting principles generally accepted in the United States in preparing our consolidated financial statements, which require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. A summary of our more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in our Form 10-K filing for the year ended June 2, 2007. During the first nine months of fiscal 2008, there was no material change in the accounting policies and assumptions previously disclosed.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Direct Material Costs
The company is exposed to risks arising from market price changes for certain direct materials used in its manufacturing processes. The largest direct material costs incurred by the company are for steel, plastic/textiles, wood particleboard, and aluminum components. The market price of plastics and textiles are sensitive to the cost of oil and natural gas. The cost of wood particleboard has been impacted by continual downsizing of production capacity in the wood market. Aluminum component prices are sensitive to changes in energy costs associated with the conversion of raw materials to aluminum ingots.

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

In the normal course of business, the company enters into contracts denominated in foreign currencies. The principal foreign currencies in which the company conducts its business are the British Pound Sterling, Euro, Canadian dollar, Japanese Yen, Mexican Peso, and Chinese Renminbi. As of March 1, 2008, the company had outstanding, five forward currency instruments designed to offset either net asset or net liability exposure that is denominated in non-functional currencies. Three forward contracts were placed to offset a 3.5 million Euro-denominated net asset exposure. One forward contract was placed to offset a 2.0 million U.S. dollar-denominated net asset exposure in Mexico. Another forward contract was placed to offset a 4.0 million U.S. dollar-denominated net liability exposure in China. At June 2, 2007, the company had outstanding, three forward currency instruments designed to offset 4.0 million Euro-denominated exposure. The company’s forward currency instruments are marked to market at the end of each period, with changes in fair value reflected in net earnings. The fair value of these forward currency instruments was negative $0.1 million at March 1, 2008 and negligible at June 2, 2007.

Interest Rate Risk
Interest-bearing debt as of the end of the third quarter, excluding the fair market values of our interest rate swap arrangements, totaled $378.0 million. This amount includes obligations associated with the company’s long-term debt securities and private placement notes, as well as any outstanding borrowings against its unsecured revolving credit facility. The company is subject to interest rate variability on $53.0 million of this debt. Accordingly, the cost of servicing this variable-rate debt may increase or decrease in the future as market interest rates change.

As of March 1, 2008, the weighted-average interest rate on the company’s variable-rate debt was approximately 5.3%. Based on the level of variable-rate debt outstanding as of that date, a 1 percentage-point increase in the weighted-average interest rate would increase the company’s estimated annual pre-tax interest expense by approximately $0.5 million.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, the company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 1, 2008, and have concluded that as of that date, the company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
There were no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended March 1, 2008, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

HERMAN MILLER, INC.
PART II – OTHER INFORMATION

Item 1:	Legal Proceedings

Referred to in Note 13 of the condensed consolidated financial statements.

Item 1A:	Risk Factors

There have been no material changes from the information provided in the Company’s Annual Report on Form 10-K for the year ended June 2, 2007.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(C) Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during the quarter ended March 1, 2008.

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs

12/2/07 – 12/29/07	42	$27.45	42	$372,021,367
12/30/07 – 1/26/08	4,396,985	N/A (2)	4,396,985	$171,395,739
1/27/08 – 3/01/08	579,201	N/A (2)	579,201	$171,391,141

Total	4,976,228		4,976,228

(1)	No shares were purchased outside of a publicly announced plan or program.
(2)	On January 3, 2008, Herman Miller, Inc. entered into two agreements to purchase shares of its common stock from Morgan Stanley & Co. Inc., for an aggregate purchase price of $200 million, plus fees, under an Accelerated Share Repurchase (“ASR”) program. The company entered into these agreements as part of a repurchase program approved by its Board of Directors. The number of shares to be repurchased under the ASR program will be based on the volume-weighted-average price of the company’s common stock during the term of the agreements. The actual number of shares to be repurchased will be determined at the completion of the ASR program. On January 4, 2008 the company paid $200.6 million in exchange for an initial delivery of 4.4 million shares, representing 70% of the shares that could have been purchased, based on the closing price of the its common stock on January 3, 2008. An additional 0.6 million shares were delivered upon the completion of the initial hedge period which was February 4, 2008. Final settlement under the ASR will occur in fiscal 2009.

The company repurchased shares under previously announced plans authorized by the Board of Directors as follows.
•	Plan announced on April 24, 2007, providing share repurchase authorization of $100,000,000 with no specified expiration date.
•	Plan announced on September 28, 2007, providing share repurchase authorization of $300,000,000 with no specified expiration date.

No repurchase plans expired or were terminated during the second quarter of fiscal 2008, nor do any plans exist under which the company does not intend to make further purchases.

During the period covered by this report, the company did not sell any of its equity shares that were not registered under the Securities Act of 1933.

Item 6:	Exhibits

The following exhibits (listed by number corresponding to the Exhibit table as Item 601 in Regulation S-K) are filed with this Report:

10(a)	Third Amendment to the Integrated Metal Technology, Inc. Bargaining Unit Retirement Plan dated March 25, 2008.

10(b)	Third Amendment to the Integrated Metal Technology, Inc. 401(k) Plan for Bargaining Unit Employees dated March 25, 2008.

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

April 9, 2008	HERMAN MILLER, INC. /s/ Brian C. Walker —————————————— Brian C. Walker Chief Executive Officer

April 9, 2008	/s/ Curtis S. Pullen —————————————— Curtis S. Pullen Chief Financial Officer