Form 10-K
period 2008-05-31
MILLER HERMAN INC
filed 2008-07-29
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[__]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended May 31, 2008	Commission File No. 001-15141

Herman Miller, Inc.
—————————————————————
(Exact name of registrant as specified in its charter)

Michigan ————————— (State or other jurisdiction of incorporation or organization)	38-0837640 ————————— (I.R.S. Employer Identification No.)

855 East Main Avenue PO Box 302 Zeeland, Michigan ————————— (Address of principal executive offices)	49464-0302 ————————— (Zip Code)

Registrant’s telephone number, including area code: (616) 654 3000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $.20 Par Value ————————— (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.             Yes [ X ]     No [__]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.             Yes [__]     No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.             Yes [ X ]     No [__]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.         [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ X ]	Accelerated filer [__]	Non-accelerated filer [__]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [__]     No [ X ]

The aggregate market value of the voting stock held by “nonaffiliates” of the registrant (for this purpose only, the affiliates of the registrant have been assumed to be the executive officers and directors of the registrant and their associates) as of December 1, 2007, was $1,644,906,639 (based on $27.45 per share which was the closing sale price as reported by NASDAQ).

The number of shares outstanding of the registrant’s common stock, as of July 23, 2008: Common stock, $.20 par value — 55,722,747 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on September 30, 2008, are incorporated into Part III of this report.

PART I

Item 1 BUSINESS

General Development of Business

The company researches, designs, manufactures, and distributes interior furnishings, for use in various environments including office, healthcare, educational, and residential settings, and provides related services that support organizations and individuals all over the world. The company’s products are sold primarily to or through independent contract office furniture dealers. Through research, the company seeks to define and clarify customer needs and problems existing in its markets and to design, through innovation where appropriate and feasible, products, systems, and services as solutions to such problems. Ultimately, the company seeks to enhance the performance of human habitats worldwide, making its customers’ lives more productive, rewarding, delightful, and meaningful.

Herman Miller, Inc. was incorporated in Michigan in 1905. One of the company’s major plants and its corporate offices are located at 855 East Main Avenue, PO Box 302, Zeeland, Michigan, 49464-0302, and its telephone number is (616) 654-3000. Unless otherwise noted or indicated by the context, the term “company” includes Herman Miller, Inc., its predecessors, and majority-owned subsidiaries. Further information relating to principles of consolidation is provided in Note 1 to the Consolidated Financial Statements included in Item 8 of this report.

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

The company is a leader in design and development of furniture and furniture systems. This leadership is exemplified by the innovative concepts introduced by the company in its modular systems (including Action Office®, Q™ System, Ethospace®, Resolve®, My Studio EnvironmentsTM and Vivo InteriorsTM). The company also offers a broad array of seating (including Aeron®, Mirra®, Celle™, Equa®, Ergon®, and Ambi® office chairs), storage (including Meridian® filing products), wooden casegoods (including Geiger® products), and freestanding furniture products (including Passage® and Abak™). Going beyond these product offerings, the company’s ConviaTM business offers a programmable, modular electrical building infrastructure solution which enables building owners and individuals to adapt their habitat in new and profound ways. In fiscal 2008, the company introduced and began order entry for TeneoTM storage furniture, a system of free standing storage, hosting, and display pieces designed for both individual and group work settings. Additionally, the company acquired Brandrud Inc., a manufacturer of seating, tables, casework, and accessories primarily for healthcare, as well as education and corporate environments.

The company’s products are marketed worldwide by its own sales staff, its owned dealer network, independent dealers and retailers, and via the Internet. Salespersons work with dealers, the design and architectural community, and directly with end-users. Independent dealerships concentrate on the sale of Herman Miller products and some complementary product lines of other manufacturers. It is estimated that approximately 70 percent of the company’s sales in the fiscal year ended May 31, 2008, were made to or through independent dealers. The remaining sales were made directly to end-users, including federal, state, and local governments, and several major corporations, by the company’s own sales staff, its owned dealer network, or independent retailers.

The company is also a recognized leader within its industry for the use, development, and integration of customer-centered technologies that enhance the reliability, speed, and efficiency of our customers' operations. This includes proprietary sales tools, interior design and product specification software; order entry and manufacturing scheduling and production systems; and direct connectivity to the company’s suppliers.

The company’s furniture systems, seating, freestanding furniture, storage and casegood products, and related services are used in (1) office/institution environments including offices and related conference, lobby, and lounge areas, and general public areas including transportation terminals; (2) health/science environments including hospitals, clinics, and other healthcare facilities; (3) industrial and educational settings; and (4) residential and other environments.

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

Patents, Trademarks, Licenses, Etc.
The company has 157 active United States utility patents on various components used in its products and 52 active United States design patents. Many of the inventions covered by the United States patents also have been patented in a number of foreign countries. Various trademarks, including the name and stylized “Herman Miller” and the “Herman Miller Circled Symbolic M” trademark are registered in the United States and many foreign countries. The company does not believe that any material part of its business depends on the continued availability of any one or all of its patents or trademarks, or that its business would be materially adversely affected by the loss of any thereof, except for Herman Miller®, Herman Miller Circled Symbolic M®, Geiger®, Action Office®, Ethospace®, Aeron®, Mirra®, Eames®, PostureFit®, and Vivo InteriorsTM. It is estimated that the average remaining life of such patents and trademarks is approximately 5 years and 10 years, respectively.

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

Customer Base
It is estimated that no single dealer accounted for more than 4 percent of the company’s net sales in the fiscal year ended May 31, 2008. It is also estimated that the largest single end-user customer accounted for approximately 7 percent of the company’s net sales with the 10 largest customers accounting for approximately 16 percent of net sales. The company does not believe that its business depends on any single or small number of customers, the loss of which would have a materially adverse effect upon the company.

Backlog of Unfilled Orders
As of May 31, 2008, the company’s backlog of unfilled orders was $286.2 million. At June 2, 2007, the company’s backlog totaled $288.0 million. It is expected that substantially all the orders forming the backlog at May 31, 2008, will be filled during the next fiscal year. Many orders received by the company are reflected in the backlog for only a short period while other orders specify delayed shipments and are carried in the backlog for up to one year. Accordingly, the amount of the backlog at any particular time does not necessarily indicate the level of net sales for a particular succeeding period.

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

Competition
All aspects of the company’s business are highly competitive. The company competes largely on design, product and service quality, speed of delivery, and product pricing. Though the company is one of the largest office furniture manufacturers in the world, it competes with many smaller companies in several markets and with several manufacturers that have greater resources and sales. In the United States, the company’s most significant competitors are Haworth, HNI Corporation, Kimball International, Knoll, and Steelcase.

Research, Design and Development
The company draws great competitive strength from its research, design and development programs. Accordingly, the company believes that its research and design activities are of significant importance. Through research, the company seeks to define and clarify customer needs and problems and to design, through innovation where feasible and appropriate, products and services as solutions to these customer needs and problems. The company uses both internal and independent research and design resources. Exclusive of royalty payments, the company spent approximately $38.8 million, $42.1 million, and $36.7 million, on research and development activities in fiscal 2008, 2007, and 2006, respectively. Generally, royalties are paid to designers of the company’s products as the products are sold and are not included in research and development costs since they are variable based on product sales.

Environmental Matters
Living with integrity and respecting the environment stands as one of the company's core values. This is based in part, on the belief that environmental sustainability and commercial success are not exclusive ends, but instead exist side by side in a mutually beneficial relationship. The company continues to rigorously reduce, recycle, and reuse solid waste generated by its manufacturing processes and the company’s efforts and accomplishments have been widely recognized. Additionally, the company is pursuing the use of green energy in its manufacturing processes. Based on current facts known to management, the company does not believe that existing environmental laws and regulations have had or will have any material effect upon the capital expenditures, earnings, or competitive position of the company.

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

As of May 31, 2008, the company employed 6,292 full-time and 186 part-time employees, representing a 1.3 percent decrease and a 7.5 percent decrease, respectively, compared with June 2, 2007. In addition to its employee work force, the company uses temporary purchased labor to meet uneven demand in its manufacturing operations.

Information about International Operations

The company’s sales in international markets are made primarily to office/institutional customers. Foreign sales consist mostly of office furniture products such as Ethospace, Abak, Aeron, Mirra, and other seating and storage products. The company conducts business in the following major international markets: Europe, Canada, Latin America, and the Asia/Pacific region. In certain foreign markets, the company’s products are offered through licensing of foreign manufacturers on a royalty basis.

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

Available Information

The company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are made available free of charge through the “Investors” section of the company’s internet website at www.hermanmiller.com, as soon as practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC). The company’s filings with the SEC are also available for the public to read and copy in person at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549, by phone at 1-800-SEC-0330, or via their internet website at www.sec.gov.

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
We have established a set of key strategic goals for our business. Included among these are specific targets for growth in net sales and operating profit as a percentage of net sales. Our strategic plan assumes growth targets will be achieved by pursuing and winning new business in the following areas:

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

While we have confidence that our strategic plan targets opportunities that are appropriate and achievable and that anticipates and manages the associated risks, there is the possibility that the strategy may not deliver the projected results due to inadequate execution, incorrect assumptions, sub-optimal resource allocation, or changing customer requirements.

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

The markets in which we operate are highly competitive, and we may not be successful in winning new business. We are one of several companies competing for new business within the furniture industry. Many of our competitors offer similar categories of products, including office seating, systems and freestanding office furniture, casegoods, storage, and residential and healthcare furniture solutions. We believe that our innovative product design, functionality, quality, depth of knowledge, and strong network of distribution partners differentiates us in the marketplace. However, increased market pricing pressure could make it difficult for us to win new business with certain customers and within certain market segments at acceptable profit margins.

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

Our business presence outside the United States exposes us to certain risks that could negatively affect our results of operations and financial condition. We have significant manufacturing and sales operations in the United Kingdom, which represents our largest marketplace outside the United States. We also have manufacturing operations in China. Additionally, our products are sold internationally through wholly-owned subsidiaries or branches in various countries including Canada, Mexico, Brazil, France, Germany, Italy, Netherlands, Japan, Australia, Singapore, China, and India. In certain other regions of the world, our products are offered primarily through independent dealerships.

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

In some countries, the currencies in which we import and export products can differ. Fluctuations in the rate of exchange between these currencies could negatively impact our business. Additionally, tariff and import regulations, international tax policies and rates, and changes in U.S. and international monetary policies may have an adverse impact on results of operations and financial condition.

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
The costs of certain manufacturing materials used in our operations are sensitive to shifts in commodity market prices. In particular, the costs of steel, plastic and aluminum components and particleboard are sensitive to the market prices of commodities such as raw steel, aluminum, crude oil, lumber, and resins. Increases in the market prices of these commodities may have an adverse impact on our profitability if we are unable to offset them with strategic sourcing, continuous improvement initiatives or an inability to increase prices to our customers.

Disruptions within our dealer network could adversely affect our business.
Our ability to manage existing relationships within our network of independent dealers is crucial to our ongoing success. Although the loss of any single dealer would not have a material adverse effect on the overall business, our business within a given market could be negatively affected by disruptions in our dealer network caused by the termination of commercial working relationships, ownership transitions, or dealer financial difficulties.

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
We incur various expenses related to product defects, including product warranty costs, product recall and retrofit costs, and product liability costs. These expenses relative to product sales vary and could increase. We maintain reserves for product defect-related costs based on estimates and our knowledge of circumstances that indicate the need for such reserves. We cannot, however, be certain that these reserves will be adequate to cover actual product defect-related claims in the future. Any significant increase in the rate of our product defect expenses could have a material adverse effect on operations.

Government and other regulations could adversely affect our business.
Government and other regulations apply to many of our products. Failure to comply with these regulations or failure to obtain approval of products from certifying agencies could adversely affect the sales of these products and have a material negative impact on operating results.

Item 1B UNRESOLVED STAFF COMMENTS – N/A

Item 2 PROPERTIES

The company owns or leases facilities located throughout the United States and several foreign countries. The location, square footage, and use of the most significant facilities at May 31, 2008 were as follows.

Owned Locations	Square Footage	Use

Holland, Michigan	917,400	Manufacturing, Distribution, Warehouse, Design, Office
Spring Lake, Michigan	818,300	Manufacturing, Warehouse, Office
Zeeland, Michigan	750,800	Manufacturing, Warehouse, Office
England, U.K	76,200	Manufacturing, Office

Leased Locations

Zeeland, Michigan	98,100	Office
Atlanta, Georgia	176,700	Manufacturing, Warehouse, Office
England, U.K	93,500	Manufacturing, Warehouse
Ningbo, China	94,700	Manufacturing, Warehouse, Office

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

In fiscal 2008, we reached an agreement with the New York, Michigan, and Illinois Attorneys General on all matters related to an inquiry of the Minimum Advertised Price Policy maintained by our Herman Miller for the Home division. In reaching the settlement, all parties acknowledged that the agreement does not constitute either an admission or denial of liability or wrongdoing. The agreement, which was reached through a consent decree filed with the United States District Court in New York, required the company to pay a total of $0.75 million. This amount was previously recorded within “Other Liabilities” on our Consolidated Balance Sheets.

Item 4 SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended May 31, 2008.

ADDITIONAL ITEM: EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information relating to Executive Officers of the company is as follows.

Name	Age	Year Elected an Executive Officer	Position with the Company

James E. Christenson	61	1989	Senior Vice President, Legal Services, and Secretary
Donald D. Goeman	51	2005	Executive Vice President, Research, Design & Development
Kenneth L. Goodson, Jr	56	2003	Executive Vice President, Operations
Andrew J. Lock	54	2003	Executive Vice President, Chief Administrative Officer
Kristen L. Manos	49	2003	Executive Vice President, North American Office Learning Environments
Gary S. Miller	58	1984	Executive Vice President, Creative Office
Elizabeth A. Nickels	46	2000	Executive Vice President and
			President, Herman Miller for Healthcare
Joseph M. Nowicki	46	2003	Treasurer and Vice President, Investor Relations
John P. Portlock	62	2003	Executive Vice President and President, International
Curtis S. Pullen	48	2007	Executive Vice President, Chief Financial Officer
Michael A. Volkema	52	1995	Chairman
Charles J. Vranian	58	2003	Executive Vice President, North American Emerging Markets
Brian C. Walker	46	1996	President and Chief Executive Officer

Except as discussed in this paragraph, each of the named officers has served the company in an executive capacity for more than ten years. Mr. Goeman joined Herman Miller’s New Product Development arena in 1980, and during his 29 years with the company he has held a variety of new product design and development leadership positions. Mr. Lock was Senior Vice President for People Services from 2000 to 2003, Vice President for Integration from 1998 to 2000, and Vice President of International Human Resources from 1997 to 1998. Ms. Manos joined Herman Miller in 2002 and prior to this, she served as Vice President of Global Marketing and Global Product Marketing & Development at Haworth, Inc. for five years. Ms. Nickels joined Herman Miller in 2000 and was Executive Vice President and Chief Financial Officer from 2000 to 2007. Prior to joining the company in 2000, she was Chief Financial Officer of Universal Forest Products, Inc., for seven years. Mr. Nowicki was the Vice President of Finance for International Operations from 2000 to 2003; before this, he served in various financial functions within the company. Mr. Pullen joined Herman Miller in 1991. He was Senior Vice President of Dealer Distribution from 2003 to 2007, Senior Vice President of Finance for North America from 2000 to 2003, and Vice President of Finance, Herman Miller International from 1994 to 2000. Mr. Vranian was Vice President of Product Management and Marketing from 1998 to 2001, Vice President of Design, Development, and Marketing for Miller SQA from 1995 to 1998; prior to this, he served in various product development, marketing and finance roles within the company.

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

PART II

Item 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Share Price, Earnings, and Dividends Summary

Herman Miller, Inc., common stock is traded on the NASDAQ-Global Select Market System (Symbol: MLHR). As of July 24, 2008, there were approximately 27,600 record holders, including individual participants in security position listings, of the company’s common stock.

Per Share and Unaudited	Market Price High (at close)	Market Price Low (at close)	Market Price Close	Earnings Per Share– Diluted(1)	Dividends Declared Per Share

Year ended May 31, 2008
First quarter	$36.78	$26.32	$29.02	$0.54	$0.08800
Second quarter	29.75	23.54	27.45	0.67	0.08800
Third quarter	33.71	27.66	29.83	0.65	0.08800
Fourth quarter	30.77	22.41	24.80	0.71	0.08800
Year	$36.78	$22.41	$24.80	$2.56	$0.35200

Year ended June 2, 2007
First quarter	$29.87	$25.77	$28.45	$0.43	$0.08000
Second quarter	36.83	27.67	35.40	0.56	0.08000
Third quarter	40.61	34.14	37.19	0.50	0.08000
Fourth quarter	37.84	33.27	36.53	0.50	0.08800
Year	$40.61	$25.77	$36.53	$1.98	$0.32800

(1)The sum of the quarters may not equal the annual balance due to rounding associated with the calculation of earnings per share on an individual quarter basis

Dividends were declared and paid quarterly during fiscal 2008 and 2007 as approved by the Board of Directors. While it is anticipated that the company will continue to pay quarterly cash dividends, the amount and timing of such dividends is subject to the discretion of the Board depending on the company’s future results of operations, financial condition, capital requirements, and other relevant factors.

Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during the fourth quarter ended May 31, 2008.

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs (2)

3/2/08-3/29/08	185	NA(3)	185	$171,386,379
3/30/08-4/26/08	439,015	NA(3)	439,015	$171,365,009
4/27/08-5/31/08	36	NA(3)	36	$171,364,107

Total	439,236		439,236

(1)No shares were purchased outside of a publicly announced plan or program.
(2) Amounts are as of the end of the period indicated

(3)     On January 3, 2008, the company entered into two agreements to purchase shares of its common stock from Morgan Stanley & Co. Inc., for an aggregate purchase price of $200 million, plus fees, under an Accelerated Share Repurchase (“ASR”) program. The company entered into these agreements as part of a repurchase program approved by its Board of Directors. The number of shares to be repurchased under the ASR program will be based on the volume-weighted-average price of the company’s common stock during the term of the agreements. The actual number of shares to be repurchased will be determined at the completion of the ASR program. On January 4, 2008 the company paid $200.6 million in exchange for an initial delivery of 4.4 million shares, representing approximately 70 percent of the shares that could have been purchased, based on the closing price of its common stock on January 3, 2008. An additional 0.6 million shares were delivered upon the completion of the initial hedge period which was February 4, 2008.  An additional 0.4 million shares were delivered at the completion of one of the agreements on April 7, 2008. Final settlement under the ASR will occur in fiscal 2009.

The company repurchases shares under a previously announced plan authorized by the Board of Directors as follows.
•      Plan announced on September 28, 2007, providing share repurchase authorization of $300,000,000 with no specified expiration date.

No repurchase plans expired or were terminated during the fourth quarter of fiscal 2008, nor do any plans exist under which the company does not intend to make further purchases.

During the period covered by this report the company did not sell any of its equity shares that were not issued under the Securities Act of 1933.

Shareholder Return Performance Graph
Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Company’s common stock with that of the cumulative total return of the Standard & Poor’s 500 Stock Index and the NASD Non-Financial Index for the five-year period ended May 31, 2008. The graph assumes an investment of $100 on June 1, 2003 in the company’s common stock, the Standard & Poor’s 500 Stock Index and the NASD Non-Financial Index, with dividends reinvested.

	2003	2004	2005	2006	2007	2008

Herman Miller, Inc.	$100	$125	$156	$160	$195	$134
S&P 500 Index	$100	$116	$124	$134	$159	$145
NASD Non-Financial	$100	$125	$130	$137	$167	$165

Information required by this item is also contained in Item 12 of this report.

Item 6 SELECTED FINANCIAL DATA

Review of Operations (In millions, except key ratios and per share data)	2008	2007	2006	2005	2004

Operating Results
Net sales (3)	$2,012.1	$1,918.9	$1,737.2	$1,515.6	$1,338.3
Gross margin (3)	698.7	645.9	574.8	489.8	415.6
Selling, general, and administrative (3)(10)	400.9	395.8	371.7	327.7	304.1
Design and research (11)	51.2	52.0	45.4	40.2	40.0
Operating earnings	246.6	198.1	157.7	121.9	61.2
Earnings before income taxes	230.4	187.0	147.6	112.8	51.6
Net earnings	152.3	129.1	99.2	68.0	42.3
Cash flow from operating activities	213.6	137.7	150.4	109.3	82.7
Depreciation and amortization	43.2	41.2	41.6	46.9	59.3
Capital expenditures	40.5	41.3	50.8	34.9	26.7
Common stock repurchased plus
cash dividends paid	287.9	185.6	175.4	152.0	72.6

Key Ratios
Sales growth (decline) (3)	4.9%	10.5%	14.6%	13.2%	0.1%
Gross margin (1)(3)	34.7	33.7	33.1	32.3	31.1
Selling, general, and administrative (1)(3)(10)	19.9	20.6	21.4	21.6	22.7
Design and research expense (1)(3)(11)	2.5	2.7	2.6	2.7	3.0
Operating earnings (1)(3)	12.3	10.3	9.1	8.0	4.6
Net earnings growth (decline)	18.0	30.1	45.9	60.8	81.5
After-tax return on net sales (3)(5)	7.6	6.7	5.7	4.5	3.2
After-tax return on average assets (6)	21.0	19.4	14.4	9.6	5.7
After-tax return on average equity (7)	170.5	87.9	64.2	37.3	21.9

Share and Per Share Data (2)
Earnings per share-diluted	$2.56	$1.98	$1.45	$0.96	$0.58
Cash dividends declared per share	0.35	0.33	0.31	0.29	0.18
Book value per share at year end	0.42	2.47	2.10	2.45	2.71
Market price per share at year end	24.80	36.53	30.34	29.80	24.08
Weighted average shares outstanding–
diluted	59.6	65.1	68.5	70.8	73.1

Financial Condition
Total assets (9)	$783.2	$666.2	$668.0	$707.8	$714.7
Working capital (4)	182.7	103.2	93.8	162.3	207.8
Current ratio	1.6	1.4	1.3	1.5	1.8
Interest-bearing debt and related
swap agreements	375.5	176.2	178.8	194.0	207.2
Shareholders' equity	23.4	155.3	138.4	170.5	194.6
Total capital (8)	398.9	331.5	317.2	364.5	401.8

(1)Shown as a percent of net sales.
(2)Retroactively adjusted to reflect a two-for-one stock split occurring in 1998.
(3) Amounts for 1998-2000 were restated in 2001 to reflect reclassification of certain expenses.
(4) Calculated using current assets less non-interest bearing current liabilities.
(5) Calculated as net earnings divided by net sales.
(6) Calculated as net earnings divided by average assets.
(7) Calculated as net earnings divided by average equity.
(8) Calculated as interest-bearing debt plus shareholders’ equity.
(9) Amount for 2005 was restated in 2006 to reflect reclassifications between current assets and current liabilities.
(10) Amounts for 2005 and 2006 were restated to reflect 2007 classification.
(11) Amount for 2006 was restated to reflect 2007 classification.

2003	2002	2001	2000	1999	1998

$1,336.5	$1,468.7	$2,236.2	$2,010.2	$1,828.4	$1,773.0
423.6	440.3	755.7	680.4	641.6	613.0
319.8	399.7	475.4	404.4	379.3	370.9
39.1	38.9	44.3	41.3	38.0	33.8
48.3	(79.9)	236.0	234.7	224.3	208.3
35.8	(91.0)	225.1	221.8	229.9	209.5
23.3	(56.0)	140.6	139.7	141.8	128.3
144.7	54.6	211.8	202.1	205.6	268.7
69.4	112.9	92.6	77.1	62.1	50.7
29.0	52.4	105.0	135.7	103.4	73.6

72.7	30.3	105.3	101.6	179.7	215.5

(9.0)%	(34.3)%	11.2%	9.9%	3.1%	14.8%
31.7	30.0	33.8	33.8	35.1	34.6
23.9	27.3	21.3	20.1	20.7	20.9
2.9	2.6	2.0	2.1	2.1	1.9
3.6	(5.4)	10.6	11.7	12.3	11.7
141.6	(139.8)	0.6	(1.5)	10.5	72.4
1.7	(3.8)	6.3	6.9	7.8	7.2
3.0	(6.3)	14.5	16.5	18.5	16.7
10.3	(18.2)	43.5	55.5	64.4	49.5

$0.31	$(0.74)	$1.81	$1.74	$1.67	$1.39
0.15	0.15	0.15	0.15	0.15	0.15
2.62	3.45	4.63	3.76	2.63	2.66
19.34	23.46	26.90	29.75	20.19	27.69

74.5	75.9	77.6	80.5	84.8	92.0

$757.3	$788.0	$996.5	$941.2	$751.5	$784.3
189.9	188.7	191.6	99.1	55.5	77.2
1.7	1.8	1.5	0.9	1.0	1.1

223.0	235.1	259.3	225.6	147.6	130.7
191.0	263.0	351.5	294.5	209.1	231.0
414.0	498.1	610.8	520.1	356.7	361.7

Item 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis

You should read the issues discussed in Management’s Discussion and Analysis in conjunction with the company’s Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in this Form 10-K.

Executive Overview

We use problem-solving design and innovation to enhance the performance of human habitats worldwide, making our customers’ lives more productive, rewarding, delightful, and meaningful. We do this by providing high quality products and related knowledge services. At present, most of our customers come to us for work environments in both corporate office and healthcare settings. We also have a growing presence in educational and residential markets, including home office. Our primary products include furniture systems, seating, storage and material handling solutions, freestanding furniture, and casegoods. Our services extend from workplace to furniture asset management. In Fiscal 2008, we introduced Teneo TM storage furniture, a system of free-standing storage, hosting, and display pieces designed for individual and group work settings. We extended our reach into the work accessories market in fiscal 2008 with The Be CollectionTM, a suite of new products designed to enhance personal comfort, organization, and technology support. ConviaTM, our new product and new business launched in fiscal 2007, leads us into the field of modular electrical building systems. This building infrastructure offering enables building owners and individuals to adapt and control their habitat in new and profound ways.

We are globally positioned in terms of manufacturing operations. In the United States, our manufacturing operations are located in Michigan, Georgia, and Washington. In Europe, we have a significant manufacturing presence in the United Kingdom, our largest marketplace outside of the United States. In Asia, we have manufacturing operations in Ningbo, China.

Our products are sold internationally through wholly-owned subsidiaries or branches in various countries including Canada, France, Germany, Italy, Japan, Mexico, Australia, Singapore, China, India, and the Netherlands. Our products are offered elsewhere in the world primarily through independent dealerships. We have customers in over 100 countries around the globe.

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

Our business consists of various operating segments as defined by generally accepted accounting principles. These operating segments are determined on the basis of how we internally report and evaluate financial information used to make operating decisions and are organized by the various markets we serve. For external reporting purposes, we aggregate these operating segments as follows.

•

North American Furniture Solutions–Includes the business associated with the design, manufacture, and sale of furniture products for office and healthcare environments throughout the United States, Canada, and Mexico.

•	Non-North American Furniture Solutions–Includes the business associated with the design, manufacture, and sale of furniture products primarily for work-related settings outside North America.
•	Other–Includes our North American residential furniture business as well as other business activities such as Convia, and unallocated corporate expenses.

Core Strengths
We rely on the following core strengths in delivering workplace solutions to our customers.

•

Problem-Solving Design and Innovation–We are committed to developing research-based functionality and aesthetically innovative new products and have a history of doing so. We believe our skills and experience in matching problem-solving design with the workplace needs of our customers provide us with a competitive advantage in the marketplace. An important component of our business strategy is to actively pursue a program of new product research, design, and development. We accomplish this through the use of an internal research and design staff as well as third party design resources generally compensated on a royalty basis.

•

Operational Excellence–We were among the first in our industry to embrace the concepts of lean manufacturing. HMPS provides the foundation for all of our manufacturing operations. We are committed to continuously improving both product quality and production and operational efficiency. We have begun to extend this lean process work externally to our manufacturing supply chain and to our distribution channel. We believe this work holds great promise for further gains in reliability, quality and efficiency.

•

Building and Leading Networks–We value relationships in all areas of our business. We consider our networks of innovative designers, owned and independent dealers, and suppliers to be among our most important competitive factors and vital to the long-term success of our business.

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

•

Owned Contract Furniture Dealers–At May 31, 2008, we owned 9 contract furniture dealerships, some of which have operations in multiple locations. The financial results of these owned dealers are included in our Consolidated Financial Statements. Product sales to these dealerships are eliminated as inter-company transactions from our consolidated financial results. We recognize revenue on these sales once products are shipped to the end customer and installation is substantially complete. We believe independent ownership of contract furniture dealers is generally, the best model for a financially strong distribution network. With this in mind, our strategy is to continue to pursue opportunities to transition our owned dealerships to independent owners. Where possible, our goal is to involve local managers in these ownership transitions. Subsequent to the end of our fiscal year, we transitioned one owned dealership in Texas to independent ownership status. The effect of this transaction on the company’s consolidated financial statements is not material.

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

•	Primary Markets–Capturing additional market share within our existing primary markets by offering superior solutions to customers who value space as a strategic tool
•	Adjacent Markets–Further applying our core skills in environments such as healthcare, higher education, and residential
•	Developing Economies–Expanding our geographic reach in areas of the world with significant growth potential
•	New Markets–Developing new products and technologies that serve new markets

Industry Analysis
The Business and Institutional Furniture Manufacturer’s Association (BIFMA) is the trade association for the U.S. domestic office furniture industry. We monitor the trade statistics reported by BIFMA and consider them an indicator of industry-wide sales and order performance. BIFMA publishes statistical data for the contract segment and the office supply segment within the U.S. furniture market. The U.S. contract segment is primarily with large to mid-size corporations installed via a network of dealers. The office supply segment is primarily to smaller customers via wholesalers and retailers. We primarily participate, and believe we are a leader in the contract segment. It is important to note that our diversification strategy lessens our dependence on the U.S. office furniture market.

We also analyze BIFMA statistical information as a benchmark comparison against the performance of our domestic U.S. business and also to that of our competitors. The timing of large project-based business may affect comparisons to this data. Finally, BIFMA regularly provides its members with industry forecast information, which we use internally as one of many considerations in our short and long-range planning process.

Discussion of Business Conditions

Our fiscal years ended May 31, 2008 and June 2, 2007 each included 52 weeks of operations. By comparison, the year ended June 3, 2006 included 53 weeks of operations. The extra week was required to bring our fiscal reporting dates in line with the actual calendar months. We report an additional week of operations in our fiscal calendar approximately every six years for this reason.

Although fiscal 2008 was a year marked with several challenges and uncertainties, we once again realized many achievements. We translated modest top-line growth into solid improvement in operating income and record earnings per share. Our relentless pursuit of innovative solutions coupled with our strategy to diversify into new and emerging markets both at home and abroad, enabled us to grow despite generally slowing economic activity in certain key markets. Also, our cost control efforts and the timing of cost increases for certain inputs proved to limit our exposure to increasing costs for raw materials and fuel. Our expanded international distribution channel and increased manufacturing presence in China contributed to another double-digit increase in sales for our non-North American Furniture Solutions segment. Net sales outside of North America continued to increase as a percentage of our consolidated net sales in fiscal 2008.

In addition to growing the business overseas, our North American Furniture Solutions segment posted modest growth for the year. The acquisition of Brandrud Furniture, Inc. (Brandrud) during fiscal 2008 contributed to our double-digit sales growth to the healthcare industry. With this acquisition, we expanded our reach into patient rooms, patient treatment areas, and public spaces.

We introduced several new products designed to reach customers in nearly all areas of our business. These new products made a strong showing at Neocon, the contract furniture industry’s largest tradeshow. Our newly introduced filing and storage solution, TeneoTM, won “Best of Show” at NeoCon and we were named “Manufacturer of the Year” by the Office Furniture Dealers Association.

In fiscal 2008, we significantly changed our capital structure to better leverage our balance sheet. We issued $200 million of senior unsecured private placement notes and commenced a $200 million accelerated share repurchase program (ASR). Prior to the ASR, we repurchased approximately 2.1 million shares. As a result of the ASR, we retired an additional 5.4 million shares, bringing the full-year repurchase count to 7.5 million shares. The ASR will be completed in September 2008 and we expect to retire approximately 2 million additional shares at that time. We also increased our borrowing capacity with a new $250 million syndicated revolving line of credit.

During the year, we announced several initiatives to improve our operating profitability and enable greater and faster investment in our strategic growth initiatives. We put in place a restructuring action that eliminated approximately 150 full-time positions and we implemented cost reduction activities that boosted operating earnings toward our long-term goal of 13 percent of sales. We are pleased with our performance for the year, and we continue to actively manage our business in a volatile macro-economic environment.

Looking forward, the general economic outlook for our industry in the U.S. is expected to be negative through calendar year 2009, and we remain appropriately cautious as a result. BIFMA issued its most recent report in May 2008 and expects that the growth rate of office furniture orders and shipments in the U.S. for the balance of calendar 2008 to be negative 6.5 percent and negative 9.7 percent, respectively. For calendar 2009, BIFMA expects negative 6.3 percent for both orders and shipments compared to calendar 2008. This downturn is primarily the result of tighter credit, pale growth in GDP, concerns over inflation and business confidence which may create a drag on office furniture consumption. BIFMA expects that corporate profits will rebound in early 2009 and modestly boost office furniture consumption.

Financial Results

The following is a comparison of our annual results of operations and year-over-year percentage changes for the periods indicated.

(Dollars in Millions)
	Fiscal 2008	% Chg from 2007	Fiscal 2007	% Chg from 2006	Fiscal 2006

Net sales	$2,012.1	4.9%	$1,918.9	10.5%	$1,737.2
Cost of sales	1,313.4	3.2%	1,273.0	9.5%	1,162.4

Gross margin	698.7	8.2%	645.9	12.4%	574.8
Operating expenses	452.1	1.0%	447.8	7.4%	417.1

Operating earnings	246.6	24.5%	198.1	25.6%	157.7
Net Other expenses	16.2	45.9%	11.1	9.9%	10.1

Earnings before income
taxes	230.4	23.2%	187.0	26.7%	147.6
Income tax expense	78.2	35.1%	57.9	21.4%	47.7
Minority interest, net of tax	(0.1)	NA	–	NA	0.7

Net earnings	$152.3	18.0%	$129.1	30.1%	$99.2

The following table presents, for the periods indicated, the components of the company’s Consolidated Statements of Operations as a percentage of net sales.

	Fiscal Year Ended
	May 31, 2008	June 2, 2007	June 3, 2006

Net sales	100.0%	100.0%	100.0%
Cost of sales	65.3	66.3	66.9
Gross margin	34.7	33.7	33.1
Selling, general, and administrative
expenses	19.9	20.6	21.4
Design and research expenses	2.5	2.7	2.6
Total operating expenses	22.5	23.3	24.0
Operating earnings	12.3	10.3	9.1
Net other expenses	0.8	0.6	0.6
Earnings before income taxes	11.5	9.7	8.5
Income tax expense	3.9	3.0	2.7
Net earnings	7.6	6.7	5.7

Net Sales, Orders, and Backlog
Fiscal 2008 Compared to Fiscal 2007

For the fiscal year ended May 31, 2008, consolidated net sales rose 4.9 percent to $2,012.1 million from $1,918.9 million in fiscal 2007. This year-over-year growth was driven by strong top-line performance across several of our operating units, most notably in the markets that we serve outside of North America.

The weakening of the U.S. Dollar during fiscal 2008 added approximately $27 million to our top-line growth and we realized an increase of $7.1 million in net sales due to our recent acquisition of Brandrud. In fiscal 2007, we recognized $20.4 million of net sales to a third party equipment manufacturer (OEM Sales). The OEM Sales contract expired at the end of fiscal 2007 and accordingly, there were no related sales recorded in fiscal 2008.

Consolidated net trade orders for fiscal 2008 totaled $2,008.5 million. This is comparable to net trade orders of $1,967.0 million last year, and represents an increase of 2.1 percent. There was some volatility in our order pacing in fiscal 2008 primarily due to uncertainties in the U.S. economy. We also experience normal seasonality from quarter to quarter due to the timing of orders from the federal government and the December holiday season. Our backlog of unfilled orders at the end of fiscal 2008 totaled $286.2 million, a 0.6 percent decline from $288.0 million at the end of fiscal 2007.

BIFMA reported an estimated year-over-year increase in U.S. office furniture shipments of approximately 3.5 percent for the twelve-month period ended May 2008. By comparison, net sales growth for our domestic U.S. business totaled approximately 2.8 percent. We believe that while comparisons to BIFMA are important, we continue to pursue a strategy of revenue diversification that makes us less reliant on the drivers that impact BIFMA.

Fiscal 2007 Compared to Fiscal 2006

Consolidated net sales of $1,918.9 million in fiscal year 2007 increased $181.7 million from fiscal 2006. This increase of 10.5 percent was driven by growth within both of our reportable business segments. The additional week in fiscal 2006 added approximately $31 million in net sales to that period. Excluding the impact of this additional week, the year-over-year growth in net sales between fiscal years 2006 and 2007 totaled approximately 12.5 percent. Despite intense price competition in all of our major market areas, we captured approximately $24 million to $26 million of net sales in fiscal 2007 as a result of pricing actions.

Consolidated net trade orders in fiscal 2007 totaled $1,967.0 million representing a year-over-year growth of 11.4 percent from orders of $1,765.7 million in fiscal 2006. Excluding the extra week of operations in the fiscal 2006, order growth was 13.7 percent between periods.

Average weekly order pacing was higher in the first half of fiscal 2007 than in the second half of the year. This trend reflected moderating demand in the North American contract furniture market, combined with the seasonality we typically experience in our order patterns. The backlog of unfilled orders at the end of fiscal 2007 totaled $288.0 million, increasing 20.9 percent from the fiscal 2006 level of $238.2 million.

During the first quarter of fiscal 2006, we completed the sale of two wholly-owned contract furniture dealerships and ceased the consolidation of an independently-owned dealership we had previously consolidated as a Variable Interest Entity (VIE) under Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46(R)). Due to this dealership’s improved financial condition, the owners were successful in obtaining outside bank financing. As a result, we were no longer required to include this VIE in our Consolidated Financial Statements. These dealership transitions affected our year-over-year comparisons. Net sales and trade orders from these dealers included in our fiscal 2006 financial results totaled approximately $10.7 million and $14.4 million, respectively. The financial results of these dealerships were not included in our Consolidated Financial Statements during fiscal 2007.

Restructuring

In the second quarter of fiscal 2008, we announced a restructuring program designed to reduce operating expenses and improve profitability. These actions included the elimination of approximately 150 full-time positions within the North American Furniture Solutions segment. The positions that were eliminated represented a variety of functional areas, and the individuals affected were offered one-time termination benefits, including severance and outplacement services. Pre-tax restructuring expenses for fiscal 2008 of $5.1 million, are reflected separately in the Consolidated Statements of Operations. The related cash payments were $4.5 million in fiscal 2008. The balance of the restructuring accrual at May 31, 2008 is $0.6 million, and is reflected on the Consolidated Balance Sheet within “Other accrued liabilities.”

Discussion of Business Segments — Fiscal 2008 Compared to Fiscal 2007

Net sales within our North American Furniture Solutions segment increased from $1,563.6 million in fiscal 2007 to $1,636.3 million in the current year. This represents a year-over-year increase of $72.7 million or 4.7 percent. We experienced growth throughout our North American business operations, but particularly strong growth was experienced in the healthcare industry which posted double-digit year-over-year growth.  The healthcare industry remains a key growth area within the segment and lines up with our strategy to pursue diversification. Sales at our Mexican subsidiary again reached double-digit growth over the prior year. Canadian sales turned around from a flat year in 2007 to impressive double-digit growth in fiscal 2008. Operating earnings for the segment in fiscal 2008 were $195.9 million, or 12.0 percent of net sales. This compares to segment earnings of $161.7 million or 10.3 percent in the prior year. With top-line growth of 4.7 percent within the segment, we saw both dollar and percent-of-sales increases to operating earnings in the North American Furniture Solutions segment. This segment’s strong operating performance is largely due to improved margins on certain recently introduced products, our focus on cost management, and our execution of the restructuring plan discussed above.

Net sales from our non-North American Furniture Solutions segment continues to grow at double-digit rates.  Every region within the segment posted increases in year-over-year net sales. Total net sales for the segment were $323.5 million, up $45.0 million or 16.2 percent. Sales generated from our non-North American Furniture Solutions segment increased to 16.1 percent of our consolidated net sales, an increase of 160 basis points from 14.5 percent in the prior year. The largest sales contribution within this segment continues to come from our operations in the United Kingdom, which posted a 17.5 percent year-over-year increase to the top line. We also saw a strong increase in net sales within continental Europe. Our results within the Asia Pacific region are particularly noteworthy, growing by 26.8 percent from the prior year. We continue to pursue our diversification strategy and the effects are clearly visible in these results. Operating earnings within our non-North American segment totaled $47.3 million for the year or 14.6 percent of net sales. This compares to $28.9 million or 10.4 percent of net sales in fiscal 2007, an increase of 420 basis points.

Net sales within the “Other” segment category were $52.3 million in fiscal 2008 compared to $76.8 million in the prior year. As previously discussed within the context of consolidated net sales, the decrease is primarily the result of OEM Sales of $20.4 million recognized in fiscal 2007 that did not occur in fiscal 2008.  Net sales within our North American Home business were down 8.3 percent primarily due to the challenges associated with the U.S. macroeconomic environment.

The U.S. Dollar continued to weaken against major currencies throughout fiscal 2008. The changes in currency exchange rates from the prior year affected the U.S. dollar value of net sales within both primary operating segments. We estimate these changes effectively increased our fiscal 2008 net sales within the North American Furniture Solutions segment by approximately $12 million, driven largely by the U.S. dollar / Canadian dollar average exchange rate during the current year. Currency exchange rate fluctuations within our non-North American Furniture Solutions segment, increased net sales in fiscal 2008 by approximately $15 million. This was primarily driven by favorable movements in the U.S. Dollar / British Pound Sterling and U.S. Dollar / Euro exchange rates as compared to last year. It is important to note that period-to-period changes in currency exchange rates have a directionally similar impact on our international cost structures. Operating earnings within our non-North American segment increased an estimated $6 million in fiscal 2008 due to the aforementioned changes in currency exchange rates relative to the prior year level. The estimated impact on operating earnings of our North American business segment was an increase of approximately $1 million.

Discussion of Business Segments — Fiscal 2007 Compared to Fiscal 2006

During fiscal 2007, net sales within our North American Furniture Solutions segment increased to $1,563.6 million from $1,448.0 million in fiscal 2006. This represents an increase of $115.6 million or 8.0 percent. On a weekly-average basis (which adjusts for the extra week of operations in fiscal 2006) net sales in this segment were 10.1 percent higher than fiscal 2006. Particularly noteworthy is our business within the healthcare industry, which realized significant year-over-year percentage increases. Sales at our Mexican subsidiary reached double-digit growth over fiscal 2006. Canadian sales, which increased over the prior year level during the first half of fiscal 2007, ended the full year approximately flat with 2006. Operating earnings in fiscal 2007 were $161.7 million, or 10.3 percent of net sales. This compares to $139.9 million or 9.7 percent in fiscal 2006. The increase in both dollars and percentage relative to fiscal 2006 was largely driven by an 8.0 percent sales increase and the resulting improved operating leverage. In addition, fiscal 2006 included approximately $5.0 million in higher compensation-related expenses associated with the extra week of operations in that year. Incentive bonus expenses recognized in fiscal 2006 were approximately $4.0 million higher than those recorded in fiscal 2007 as determined under our plan. These factors were partially offset by higher design and research costs in fiscal 2007, which were approximately $5.8 million higher than those recorded in the North American Furniture Solutions segment during fiscal 2006.

Our non-North American Furniture Solutions segment had year-over-year increases in net sales across all geographic regions except South America. Total net sales in fiscal 2007 of $278.5 million were up 28.4 percent from $216.9 million in fiscal year 2006. On a weekly-average basis, net sales in fiscal 2007 were 30.9 percent higher than the prior year. The non-North American Furniture Solutions segment generated 14.5 percent of our consolidated net sales in fiscal 2007, compared to 12.5 percent in fiscal 2006. Sales in the United Kingdom were 23.7 percent higher than fiscal 2006. Our results in the Asia Pacific region were particularly strong in fiscal 2007, with net sales increasing 61.6 percent from the prior year. In fiscal 2007, we expanded our independent dealer network in China and Japan. Operating earnings in fiscal 2007 within our non-North American segment totaled $28.9 million, or 10.4 percent of net sales. This compares to $14.1 million or 6.5 percent in fiscal 2006.

Net sales within the “Other” segment category were $76.8 million in fiscal 2007 compared to $72.3 million in fiscal 2006. The increase was driven by the growth of our North American Home business. Sales in fiscal 2006 included net sales of $6.8 million from a VIE we had previously consolidated under the accounting provisions of FIN 46(R).

Changes in currency exchange rates from fiscal 2006 affected the U.S. dollar value of net sales within both primary operating segments. We estimate these changes effectively increased our fiscal 2007 net sales within the North American Furniture Solutions segment by approximately $2 million. This was largely driven by the general weakening in the average exchange rate between the U.S. Dollar and Canadian Dollar during fiscal 2007. In our non-North American Furniture Solutions segment, exchange rate changes increased fiscal 2007 net sales by an estimated $11 million. This increase was driven by favorable movements in the U.S. dollar / British Pound Sterling and U.S. dollar / Euro exchange rates as compared to fiscal 2006. Operating earnings within our non-North American segment increased an estimated $2 million in fiscal 2007 due to changes in currency exchange rates relative to fiscal 2006 levels. The estimated impact on operating earnings of our North American business segment was not significant in fiscal 2007.

Gross Margin
Fiscal 2008 Compared to Fiscal 2007

Our fiscal 2008 gross margin as a percentage of sales was 34.7 percent, an improvement of 100 basis points from the prior year level. Favorable direct material costs contributed to this increased gross margin performance year-over-year. Lower relative direct labor costs also boosted our margins while overhead expenses were slightly unfavorable. Details relative to each component of gross margin follow.

Direct material costs as a percentage of sales in the current year decreased 100 basis points. Although a higher sales volume favorably affected the percentage, the effect of our fixed contracts for the procurement of certain of our raw materials also contributed to the improvement. The majority of our fixed-price contracts expired during the fourth quarter of this year and we began to see the impact of increased costs for our raw material inputs late in the year.

Our direct labor costs were lower by 40 basis points as a percentage of sales from prior year levels. This reduction is primarily due to higher sales volume, and our continued manufacturing process improvements. Overhead costs increased in fiscal 2008 from prior year levels. We recognized certain costs associated with the completion of a large project, and had an overall shift into low margin service-related sales, which had the effect of increasing overhead costs by 30 basis points in fiscal 2008.

Freight expenses, as a percentage of sales, were modestly higher compared to 2007 levels. Contributing to the additional freight expenses was a significant increase in diesel prices in the United States. We have continued to benefit from the efforts of our logistics teams to consolidate shipments, increase trailer utilization, and engage lower cost carriers, which together, served to mitigate the impact of increases in fuel costs. Pricing also served to partially offset the increases in fuel costs.

Fiscal 2007 Compared to Fiscal 2006

Our fiscal 2007 gross margin improved 60 basis points from the fiscal 2006 level. The leveraging of overhead expenses against higher net sales in fiscal 2007 significantly contributed to this improvement. Direct material costs pressured gross margin performance. These cost increases were offset by the benefit captured through general price increases. This market pricing, combined with continued manufacturing process improvements, drove a reduction in direct labor expenses on a percent-of-sales basis. The improvement in direct labor was achieved despite the implementation of wage increases in the first quarter of fiscal 2007 and inefficiencies associated with new product introductions.

As a percent-of-sales, direct material expenses increased 140 basis points from the fiscal 2006 level. The direct material content associated with the launch of a new systems furniture solution drove a significant amount of this increase. While these excess costs are typical in the initial years following product launch, the impact was exacerbated by customer demand that far outpaced our business plan for fiscal 2007. Our efforts to keep pace with this demand drove additional cost into the supply chain.

Direct material costs were higher in fiscal 2007 due to increased costs for key commodities, particularly steel, plastics, aluminum, and wood particleboard over fiscal 2006 levels. In total, we estimate commodity cost increases added between $14 million and $16 million to our consolidated direct material expenses in fiscal 2007 compared to fiscal 2006. We were able to offset some of this negative impact through efficiencies gained in connection with our engineering and supply management efforts under HMPS.

Despite an increase in manufacturing overhead expenses, we improved significantly on a percent-of-sales basis in fiscal 2007 versus fiscal 2006. The expense increase was driven in part by the increase in net sales. We also incurred higher expenses in fiscal 2007 for employee benefits such as retirement programs, medical and prescription drug coverage, and annual wage increases for indirect labor employees. Partially offsetting these year-over-year expense increases were lower incentive bonus expenses in fiscal 2007. Our incentive bonus program is based on a measure of improvement in economic profit from year-to-year as opposed to an absolute level of earnings in any one period. Based on our relative performance between periods, incentive bonus expenses recorded within Cost of Sales in fiscal 2007 were $2 million lower than fiscal 2006.

Freight expenses in fiscal 2007, as a percentage of sales, were 50 basis points lower than fiscal 2006. This was due to the efforts of our distribution team to consolidate shipments, increase trailer utilization, and engage the services of lower cost carriers. Additionally, our freight percentage was reduced due to the additional net sales captured as a result of general price increases.

Operating Expenses
Fiscal 2008 Compared to Fiscal 2007

Operating expenses in fiscal 2008 were $452.1 million, or 22.5 percent of net sales. This compares to $447.8 million, or 23.3 percent of net sales in the prior fiscal year. Although there was a year-over-year increase of $4.3 million, we experienced an 80 basis point reduction to operating expenses as a percentage of sales compared to fiscal 2007. A charge of $5.1 million for restructuring expenses as discussed above is included in fiscal 2008. There were no restructuring expenses in fiscal 2007.

The year-over-year dollar increase in expenses is primarily due to increases in employee compensation and benefit costs, designer royalties, global selling expenses, program marketing costs, and the foreign exchange impact on operating expenses, partially offset by lower levels of charitable contributions, and savings from certain R&D and product management programs. Leverage on higher sales levels in the current year drove the percent-of-sales reduction in operating expenses.

Incremental employee compensation and benefit costs in fiscal 2008, which includes merit increases, stock-based compensation, and health benefits were an estimated $6 million higher than fiscal 2007. Global selling costs and designer royalty expenses, both of which vary with net sales levels, were $3.7 million and $2.4 million higher, respectively, in fiscal 2008 than in the prior fiscal year. In fiscal 2008, we continued our pursuit of bringing new and innovative products to market, which drove incremental program marketing expenses of $2.8 million compared to the prior year.

Year-over-year changes in currency exchange rates had an inflationary impact on operating expenses associated with our international operations, as measured in U.S. dollars. We estimate these changes increased our consolidated operating expenses in fiscal 2008 by approximately $4.8 million relative to the prior year.

Partially offsetting these operating expense increases were charitable contributions that were $6.3 million lower than fiscal 2007 and a combined savings from certain R&D and product management programs of $6.6 million.

Design and research costs included in total operating expenses were $51.2 million and $52.0 million in fiscal 2008 and fiscal 2007, respectively. These expenses include royalty payments to the designers of our products.  We consider such royalty payments, which totaled $12.4 million and $9.9 million in fiscal years 2008 and 2007, respectively, to be variable costs of the products being sold. Accordingly, we do not include them in research and development costs as discussed in Note 1.

Fiscal 2007 Compared to Fiscal 2006

Operating expenses in fiscal 2007 were $447.8 million, or 23.3 percent of net sales, compared to $417.1 million, or 24.0 percent of net sales in fiscal 2006. This represents a year-over-year increase of $30.7 million or 7.4 percent. Our fiscal 2006 operating expenses included approximately $3.5 million in additional compensation costs associated with the extra week of operations in that year. We also incurred expenses totaling approximately $2.4 million in the first quarter of fiscal 2006 relating to the three dealerships that were transitioned to independent status in that period. Excluding these amounts, the comparable year-over-year increase in operating expenses was $37.1 million or 9.0 percent.

A significant proportion of this increase from fiscal 2006 to fiscal 2007 is attributed to expenses such as designer royalties and selling-related costs, which vary with net sales. Our portfolio of new product launches at the start of fiscal 2007 drove an increase in program marketing expenses relative to fiscal 2006. We estimate that approximately $18 million of the year-over-year increase in operating expenses resulted from higher spending on incremental employee compensation (including stock-based compensation programs), retirement, and health benefits. Increased expenses related to charitable contributions account for $2.9 million of the year-over-year increase. We also incurred higher operating expenses during fiscal 2007 related to our new market expansion efforts. Specifically, the opening of our manufacturing operation in China and the launch of two new business ventures, Convia and The Be CollectionTM, contributed to the increase.

Year-over-year changes in currency exchange rates had an inflationary impact on the operating expenses associated with our international operations, as measured in U.S. dollars. We estimate these changes increased our consolidated operating expenses in fiscal 2007 by approximately $3.1 million relative to fiscal 2006.

Fiscal 2006 operating expenses included a pre-tax charge totaling $1.4 million related to a long-term lease arrangement in the United Kingdom. Additional information on this lease arrangement can be found in Note 19.

Pretax compensation expenses associated with our stock-based compensation programs, the majority of which is classified within operating expenses, totaled $4.9 million in fiscal 2007. This compares to $2.6 million in fiscal 2006. The increase over fiscal 2006 is the result of our adoption of SFAS No. 123, “Share-Based Payment” (SFAS 123(R)) in the first quarter of fiscal 2007. Additional information on this accounting standard, including our method of transition and prior accounting practice, can be found in Note 14.

Design and research costs included in total operating expenses were $52.0 million in fiscal 2007. This represents an increase of $6.6 million from fiscal 2006 levels. Royalty payments included in design and research costs totaled $9.9 million and $8.7 million in fiscal years 2007 and 2006, respectively.

Operating Earnings
Fiscal 2008 operating earnings were $246.6 million. This represents an increase of 24.5% from our fiscal 2007 level of $198.1 million. As a percentage of net sales, operating earnings in fiscal 2008 increased to 12.3 percent of net sales, a 200 basis-point increase over the 10.3 percent reported in the prior year. In fiscal year 2006, we reported operating earnings of $157.7 million or 9.1 percent of net sales.

Other Expenses and Income
Net other expenses totaled $16.2 million in fiscal 2008 compared to $11.1 million in the prior year and $10.1 million in fiscal 2006. The increase in expense in fiscal 2008 compared to fiscal 2007 was principally driven by additional interest expense of $5.1 million in the current year associated with the additional senior subordinated notes related to our ASR program. Net foreign currency transaction gains recorded in fiscal 2008 totaled $0.1 million.

The year-over-year increase in net other expenses between fiscal 2007 and fiscal 2006 was primarily due to lower interest income due to a reduction in our average cash and cash equivalents balance between periods. Additionally, net foreign currency transaction gains were negligible in 2007 while we recorded a gain of $0.3 million in fiscal 2006.

Income Taxes
Our effective tax rate was 33.9 percent in fiscal 2008 versus 31.0 percent in fiscal 2007. The current year effective rate was below the statutory rate of 35 percent primarily due to the domestic US manufacturing tax incentive. The effective rate in fiscal 2007 was lower than the statutory rate primarily due to $4.3 million in tax credits for foreign taxes, other credits for research and development activities, and tax incentives for export sales and domestic manufacturing. The fiscal 2006 effective tax rate was 32.3 percent which was lower than the statutory rate due mainly to tax benefits from research and development activities, tax incentives for export sales and domestic manufacturing, and adjustments to recognize certain foreign deferred tax assets.

We expect our effective tax rate for fiscal 2009 to be between 33.5 and 35.5 percent. For further information regarding income taxes, refer to Note 15.

Net Earnings
In fiscal 2008 we generated $152.3 million of net earnings. This compares to net earnings in fiscal 2007 and fiscal 2006 of $129.1 million and $99.2 million, respectively. Fiscal 2008 diluted earnings per share at $2.56 was an all-time record for the company. Earnings per diluted share in fiscal 2007 were $1.98 and $1.45 in fiscal 2006.

Earnings per share in fiscal 2008 benefited from our ASR program as well as our stock repurchases earlier in the year. We reduced the average share count for fiscal 2008 by approximately 5.5 million shares from the prior year level.

Liquidity and Capital Resources
The table below presents certain key cash flow and capital highlights for the fiscal years indicated.

(In millions)
	2008	2007	2006

Cash and cash equivalents, end of period	$155.4	$76.4	$106.8
Short term investments, end of period	$15.7	$15.9	$15.2
Cash generated from operating activities	$213.6	$137.7	$150.4
Cash used for investing activities	$(51.0)	$(37.4)	$(47.6)
Cash used for financing activities	$(86.5)	$(131.5)	$(151.4)
Pension and post-retirement benefit plan contributions	$(5.2)	$(7.6)	$(26.3)
Capital expenditures	$(40.5)	$(41.3)	$(50.8)
Stock repurchased and retired	$(266.7)	$(164.9)	$(155.1)
Interest-bearing debt, end of period (1)(3)	$375.5	$176.2	$178.8
Available unsecured credit facility, end of period (2)(3)	$236.9	$136.9	$136.8

(1)Amounts shown include the fair market value of the company's interest rate swap arrangements. The net fair value of these arrangements was $0.5 million at May 31, 2008, $(1.8) million at June 2, 2007, and $(2.2) million at June 3, 2006.
(2)Amounts shown are net of outstanding letters of credit, which are applied against the company's unsecured credit facility, and excludes the $100 million accordion feature disclosed in Note 9.
(3)During the third quarter of fiscal 2008, the company issued new senior unsecured private placement notes and replaced its unsecured revolving credit facility. Refer to Note 9 and Note 10 for additional information.

Cash Flow – Operating Activities

Cash generated from operating activities in fiscal 2008 totaled $213.6 million compared to $137.7 million generated in the prior year. This represents an increase of $75.9 million compared to fiscal 2007. Changes in working capital balances resulted in an $11.8 million source of cash in the current fiscal year compared to a $37.0 million use of cash in the prior year.

The source of cash related to working capital balances in fiscal 2008 is primarily driven from increased current liabilities of $33.1 million over the prior year, and to a lesser extent, lower inventory of $2.6 million from prior year levels. The increase in current liabilities is comprised of $16.6 million in tax-related accruals, $6.1 million of increased trade accounts payable and $10.4 million of other accruals. These sources of cash are offset partially by increases in volume-related accounts receivable of $21.3 million due to increased sales inside and outside North America. Sales outside North America tend to have longer cash collection cycles than those in the U.S. Increased sales through our owned dealership network resulted in higher accounts receivable balances due to the timing of these sales within the fourth quarter of fiscal 2008. A large percentage of the North American accounts receivable increase pertains to our Mexican subsidiary which has the longest cash collection cycle in North America

The working capital investment in fiscal 2007 was related to increases in inventory and accounts receivable, primarily due to the significant level of growth in our non-North American Furniture Solutions segment. A contributing factor to the working capital investment during fiscal 2007 relates to our business with the U.S. federal government. Order activity with the federal government increased significantly during fiscal 2007, particularly during the first and second quarters. These sales generally require a longer cash collection cycle than do sales to independent contract furniture dealers. Accordingly, we experienced a related increase in accounts receivable. Inventory levels were also affected by this growth in federal government business, since we are generally required to hold product in inventory longer than with non-government business. This extended inventory holding period is necessary to be consistent with our revenue recognition policy for direct customer sales.

The source of working capital cash flow in fiscal 2006 resulted principally from an increase in accounts payable and accrued liabilities, namely employee compensation and warranty accruals. This was partially offset by volume-related increases in accounts receivable and inventory levels.

Collections of accounts receivable remained strong throughout the year, and we believe our recorded accounts receivable valuation allowances at the end of fiscal 2008 are adequate to cover the risk of potential bad debts. Allowances for non-collectible accounts receivable, as a percent of gross accounts receivable, totaled 2.6 percent, 2.5 percent, and 2.8 percent at the end of fiscal years 2008, 2007, and 2006, respectively.

Included in operating cash flows are cash contributions made to our employee pension and post-retirement benefit plans which totaled $5.2 million, $7.6 million, and $26.3 million in fiscal years 2008, 2007, and 2006, respectively. For further information regarding the company's pension and post-retirement benefit plans, including information relative to the funded status of these plans, refer to Note 12.

Cash Flow – Investing Activities

Capital expenditures totaled $40.5 million in fiscal 2008 and $41.3 million in fiscal 2007. Cash outflows related to investing activities in fiscal 2006 included capital expenditures of $50.8 million. Outstanding commitments for future capital purchases at the end of fiscal 2008 were approximately $7.4 million. We expect capital spending in fiscal 2009 to be between $50 million and $60 million.

Included in our fiscal 2008 investing activities, is a net cash outflow of $11.7 million related to the acquisition of Brandrud. The purchase of Brandrud augments our product offerings to the healthcare industry. In fiscal 2007, our investing activities reflected a cash outflow of $3.5 million related to the acquisition of a technology company. This acquisition added enhanced functionality to the existing product portfolio for our Convia subsidiary. Refer to Note 2 for further information related to these acquisitions.

Our net short-term investment transactions for fiscal 2008 yielded a $0.3 million source of cash. This compares to a $0.5 million use of cash in fiscal 2007.

In fiscal 2007, we completed the sale of a facility located in Canton, Georgia. The proceeds of $7.5 million are reflected in the Consolidated Statement of Cash Flows as "Proceeds from sales of property and equipment." There were no corresponding sales of facilities in fiscal 2008.

Cash Flow – Financing Activities

(In millions, except share and per shara data)	2008	2007	2006

Shares acquired	7,488,430	5,116,375	5,124,306
Cost of shares acquired(1)	$266.7	$164.9	$155.1
Average cost per share acquired(1)	NA	$32.23	$30.27
Shares issued	276,002	2,001,348	1,572,769
Average price per share issued	$23.73	$25.19	$23.50
Cash dividends paid	$21.2	$20.7	$20.3

(1)     On January 3, 2008, the company entered into two agreements to purchase shares of its common stock from Morgan Stanley & Co. Inc., for an aggregate purchase price of $200 million, plus fees, under an Accelerated Share Repurchase (“ASR”) program. The company entered into these agreements as part of a repurchase program approved by its Board of Directors. The number of shares to be repurchased under the ASR program will be based on the volume-weighted-average price of the company’s common stock during the term of the agreements. The actual number of shares to be repurchased will be determined at the completion of the ASR program. On January 4, 2008 the company paid $200.6 million in exchange for an initial delivery of 4.4 million shares, representing 70% of the shares that could have been purchased, based on the closing price of the its common stock on January 3, 2008. An additional 0.6 million shares were delivered upon the completion of the initial hedge period which was February 4, 2008. An additional 0.4 million shares were delivered at the completion of one of the agreements on April 7, 2008. Final settlement under the ASR will occur in fiscal 2009.

In fiscal 2008 we completed a debt financing transaction involving the issuance of $200 million in senior unsecured private placement notes. Notes totaling $50 million are due in January 2015, and bear interest at a fixed annual coupon rate of 5.94 percent. The remaining $150 million of these notes are due in January 2018 and bear interest at a fixed annual coupon rate of 6.42 percent. We used the $200 million proceeds from the notes for an ASR of our common stock. Refer to Note 10 for more information related to our long-term debt.

In fiscal 2008, we also completed a refinancing of our existing unsecured credit facility, increasing our borrowing capacity from $150 million to $250 million. The new credit facility includes a $100 million increase option, subject to customary conditions. The facility may be used to refinance existing debt, provide working capital or for other general corporate purposes. In fiscal 2008, we also paid off $2.1 million of debt on behalf of Brandrud, our most recent acquisition.

Share repurchases (inclusive of our ASR in fiscal 2008) were the most significant factor affecting cash outflows from financing activities during the past three fiscal years. Our Board of Directors approved a new share repurchase authorization of $300 million in the second quarter of fiscal 2008. The amount remaining under our share repurchase authorization at the end of fiscal 2008 totaled $171.4 million.

Our Board of Directors also increased the rate of our quarterly cash dividend in two of the last three fiscal years. The first of these increases was in the third quarter of fiscal 2006 and allowed for an approximate 10 percent increase in the quarterly rate. The second provided for a 10 percent rate increase and was granted in the fourth quarter of fiscal 2007. Our total quarterly cash dividend is $0.088 per share.

Interest-bearing debt at the end of fiscal 2008 of $375.5 million increased $199.3 million from $176.2 million at the end of fiscal 2007. The increase related primarily to the issuance of $200 million new private placement notes discussed above and a significant increase in the fair value of our interest rate swap instrument, offset by a scheduled $3.0 million payment we made during the fourth quarter of fiscal 2008 on our private placement notes. Debt repayments made during fiscal 2007 totaled $3.0 million.

At the end of fiscal 2007, we had two interest rate swap agreements in place. One of these agreements expired during the fourth quarter of fiscal 2008. The fair value of our remaining interest rate swap arrangement, as further described in Note 17, was $0.5 million at the end of fiscal 2008 compared to a combined negative $1.8 million at the end of fiscal 2007. The fair values of the swap arrangements change based on fluctuations in market interest rates. Such changes are not included in net earnings of the related period. Instead, they are reflected as adjustments to our consolidated assets and/or liabilities. At the end of fiscal 2008, the portion of our total interest-bearing debt that was effectively converted to a variable-rate basis through our swap arrangements was $50.0 million. These interest rate swaps had the effect of decreasing total interest expense by $0.3 million in fiscal 2008 and increasing interest expense by $0.6 million and $0.3 million in fiscal years 2007 and 2006, respectively.

The only usage against our unsecured revolving credit facility at the end of fiscal years 2008 and 2007 represented outstanding standby letters of credit totaling $13.1 million at each date. The provisions of our private placement notes and unsecured credit facility require that we adhere to certain covenant restrictions and maintain certain performance ratios. We were in compliance with all such restrictions and performance ratios during fiscal 2008 and expect to remain in compliance in the future.

In fiscal 2008, we received $6.5 million related to the issuance of shares in connection with stock-based benefit plans. This compares to receiving $50.4 million and $37.0 million in fiscal 2007 and fiscal 2006, respectively.

During fiscal 2008, we repatriated $23.9 million of undistributed foreign earnings.

We believe cash on hand, cash generated from operations, and our borrowing capacity will provide adequate liquidity to fund near term and future business operations and capital needs.

Contingencies

The company previously leased a facility in the UK under an agreement that expired in March 2008. Under the terms of the lease, the company is required to perform the maintenance and repairs necessary to address the general dilapidation of the facility over the lease term. The ultimate cost of this provision to the company is dependent on a number of factors including, but not limited to, the future use of the facility by the lessor and whether the company chooses and is permitted to renew the lease term. The company has estimated the cost of these maintenance and repairs to be between $0 and $3 million, depending on the outcome of future plans and negotiations. Based on existing circumstances, it is estimated that these costs will most likely approximate $1.0 million. As a result, this amount has been recorded as a liability reflected under the caption “Other Liabilities” in the Consolidated Balance Sheet as of May 31, 2008. Based on circumstances existing in fiscal 2007, the amount recorded in the Consolidated Balance Sheet as of June 2, 2007 was $0.5 million.

The company has a lease obligation in the UK until May 2014 for a facility that it previously exited. The company believes it will be able to assign or sublet the lease for the majority of the remaining lease term to another tenant at current market rates. However, current market rates for comparable office space are lower than the rental payments owed under the lease agreement. As such, the company would remain liable to pay the difference. As a result, the company recorded a pre-tax charge of $1.4 million in fiscal 2006 for the expected loss under the arrangement. The corresponding impact of this charge on fiscal 2006 net earnings was $0.9 million, net of a $0.5 million tax benefit, or approximately $0.01 per diluted share. As of May 31, 2008 and June 2, 2007, the future cost of this arrangement was estimated to be $2.0 million and $1.4 million, respectively. Accordingly this amount is reflected within “Other Liabilities” on the Consolidated Balance Sheets as of these dates.

The company is involved in legal proceedings and litigation arising in the ordinary course of business. It is the company’s opinion that the outcome of such proceedings and litigation currently pending will not materially affect its Consolidated Financial Statements.

Basis of Presentation

The company’s fiscal year ends on the Saturday closest to May 31. The fiscal years ended May 31, 2008 and June 2, 2007 each included 52 weeks of operations. In contrast, fiscal year 2006, which ended on June 3, 2006, included 53 weeks of operations. This is the basis upon which weekly-average data is presented. The extra week in fiscal 2006 was required to realign our fiscal calendar with the actual calendar months. This realignment is required approximately every six years.

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

(In millions)	Payments due by fiscal year
	Total	2009	2010-2011	2012-2013	Thereafter

Long-term debt(1)(7)	$375.0	$–	$175.0	$–	$200.0
Estimated interest on debt
obligations(2)	144.7	24.3	46.1	25.2	49.1
Operating leases	58.8	15.7	21.5	11.3	10.3
Purchase obligations(3)	33.3	31.7	1.6	–	–
Pension plan funding(4)	3.0	3.0	–	–	–
Shareholder dividends(5)(7)	4.9	4.9	–	–	–
Other(6)(7)	11.0	2.9	2.4	1.9	3.8

Total	$630.7	$82.5	$246.6	$38.4	$263.2

(1)Amounts indicated do not include the recorded fair value of interest rate swap instruments.
(2)Estimated future interest payments on our outstanding debt obligations are based on interest rates as of May 31, 2008. Actual cash outflows may differ significantly due to changes in underlying interest rates and timing of principal payments.
(3)Purchase obligations consist of non-cancelable purchase orders and commitments for goods, services, and capital assets.
(4)Pension funding commitments are defined as the estimated minimum funding requirements to be made in the following 12-month period. As of May 31, 2008, the total accumulated benefit obligation for our domestic and international employee pension benefit plans was $345.6 million.
(5)Represents the recorded dividend payable as of May 31, 2008. Future dividend payments are not considered contractual obligations until declared.
(6)Other contractual obligations primarily represent long-term commitments related to deferred and supplemental employee compensation benefits,other post employment benefits, and minimum designer royalty payments.
(7)Total balance is reflected as a liability in the Consolidated Balance Sheet at May 31, 2008.

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

Variable Interest Entities
On occasion, we provide financial support to certain independent dealers in the form of term loans, lines of credit, and loan guarantees. At May 31, 2008 and June 2, 2007, we were not considered the primary beneficiary of any such dealer relationships as defined by FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46(R)) and therefore, no entities were included as VIEs as of these dates.

The risks and rewards associated with our interests in these dealerships are primarily limited to our outstanding loans and guarantee amounts. As of May 31, 2008 and June 2, 2007, our maximum exposure to potential losses related to outstanding loans to these dealerships totaled $3.2 million and $4.0 million, respectively. Information on our exposure related to outstanding loan guarantees provided to such entities is included in Note 19 to the Consolidated Financial Statements.

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

The accounts receivable allowance totaled $5.6 million and $4.9 million at May 31, 2008 and June 2, 2007, respectively. As a percentage of gross accounts receivable, these allowances totaled 2.6 percent and 2.5 percent, respectively. The year-over-year increase in the allowance percentage is primarily due to the volume increase in our non-North American Furniture Solutions segment and Mexico.

Goodwill
The carrying value of our goodwill assets as of May 31, 2008 and June 2, 2007, totaled $40.2 million and $39.1 million, respectively. The increase in goodwill balances relates to our acquisition of Brandrud. We account for our goodwill assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 142. Under this accounting guidance, we are required to perform an annual test on our goodwill assets by reporting unit to determine whether the asset values are impaired. If impairment is determined, we are required to reduce the net carrying value of the assets to their estimated fair market value.

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

The results of this test, performed in the fourth quarter of fiscal 2008, indicated that our net goodwill asset values were not impaired. We employed a market-based approach in selecting the discount rates used in our analysis. By this, we mean the discount rates selected represent market rates of return equal to what we believe a reasonable investor would expect to achieve on investments of similar size to our reporting units. We believe the discount rates selected in our testing are conservative in that, in all cases, they exceed the estimated weighted average cost of capital for our business as a whole. The results of the impairment test are sensitive to changes in the discount rates. Our testing performed in fiscal 2008 indicated that a substantial increase in the discount rates utilized would be required before the results would indicate a potential impairment issue.

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

Inventory Reserves
Inventories are valued at the lower of cost or market. The inventories at the majority of our manufacturing operations are valued using the last-in, first-out (LIFO) method, whereas inventories of certain other subsidiaries are valued using the first-in, first-out (FIFO) method. We establish reserves for excess and obsolete inventory, based on prevailing circumstances and judgment for consideration of current events, such as economic conditions, that may affect inventory. The amount of reserve required to record inventory at lower of cost or market may be adjusted as conditions change.

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

Self-Insurance Reserves
With the assistance of independent actuaries, we establish reserves for workers’ compensation and general liability exposures. The reserves are established based on expected future claims for incurred losses. We also establish reserves for health and dental benefit exposures based on historical claims information along with certain assumptions about future trends. The methods and assumptions used to determine the liabilities are applied consistently, although actual claims experience can vary. We also maintain insurance coverage for certain risk exposures through traditional premium-based insurance policies.

Pension and other Post-Retirement Benefits
The determination of the obligation and expense for pension and other post-retirement benefits depends on certain actuarial assumptions. Among the most significant of these assumptions is the discount rate, interest-crediting rate, and expected long-term rate of return on plan assets. We determine these assumptions as follows.

•

Discount Rate–This assumption is established at the end of the fiscal year based on high-quality corporate bond yields. We utilize the services of an independent actuarial firm to analyze and recommend an appropriate rate. For our domestic pension and other post-retirement benefit plans, the actuary uses a “cash flow matching”technique, which compares the estimated future cash flows of the plan to a published discount curve showing the relationship between interest rates and duration for hypothetical zero-coupon fixed income investments. We set the discount rate for our international pension plan based on the yield level of a commonly used corporate bond index in that jurisdiction. Because the average duration of the bonds underlying this index is less than that of our international pension plan liabilities, the index yield is used as a reference point. The final discount rate, which takes into consideration the index yield and the difference in comparative durations, is based on a recommendation from our independent actuarial consultant.

The discount rates selected for our domestic pension and post-retirement benefit plans at the end of fiscal 2008 were higher than those established at the end of fiscal 2007. With all other assumptions and values held constant, this change would result in a decrease in our pension and post-retirement benefit plan expenses for our 2009 fiscal year, which began on June 1, 2008. Similarly, the discount rate selected for our international pension plan at the end of the current year was higher than the rate established at the end of fiscal 2007. This change would also result in a decrease in our international pension plan expense for fiscal 2009 if all other assumptions were held constant.

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

While this assumption represents our long-term market return expectation, actual asset returns can differ from year-to-year. Such differences give rise to actuarial gains and losses. In years where actual market returns are lower than the assumed rate, an actuarial loss is generated. Conversely, an actuarial gain results when actual market returns exceed the assumed rate in a given year. As of May 31, 2008, and June 2, 2007, the net actuarial loss associated with our employee pension and post-retirement benefit plans totaled approximately $107.4 million and $92.4 million, respectively. At both dates, the majority of this unrecognized loss was associated with lower than expected plan asset returns.

For purposes of determining annual net pension expense, we use a calculated method for determining the market-related value of plan assets. Under this method, we recognize the change in fair value of plan assets systematically over a five-year period. Accordingly, a portion of our net actuarial loss is deferred. The remaining portion of the net actuarial loss is subject to amortization expense each year. The amortization period used in determining this expense is the estimated remaining working life of active pension plan participants. We currently estimate this period to be approximately 12 years. As of the beginning of fiscal year 2008, the deferred net actuarial loss (i.e., the portion of the total net actuarial loss not subject to amortization) was approximately $14.7 million.

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

Stock-Based Compensation
We view stock-based compensation as a key component of total compensation for certain of our employees, non-employee directors and officers. We account for these programs, which include grants of restricted stock, restricted stock units, performance share units, employee stock purchases, and stock options, in accordance with SFAS 123(R). Under this guidance we recognize compensation expense related to each of these share-based arrangements. We utilize the Black-Scholes option pricing model in estimating the fair value of stock options issued in connection with our compensation program. This pricing model requires the use of several input assumptions. Among the most significant of these assumptions are the expected volatility of our common stock price, and the expected timing of future stock option exercises.

•

Expected Volatility–This represents a measure, expressed as a percentage, of the expected fluctuation in the market price of our common stock. As a point of reference, a high volatility percentage would assume a wider expected range of market returns for a particular security. All other assumptions held constant, this would yield a higher stock option valuation than a calculation using a lower measure of volatility. In measuring the fair value of stock options issued during fiscal year 2008, we utilized an expected volatility of 28 percent.

•

Expected Term of Options–This assumption represents the expected length of time between the grant date of a stock option and the date at which it is exercised (option life). We assumed an average expected term of 5.5 years in calculating the fair values of the majority of stock options issued during fiscal 2008.

Refer to Note 14 for further discussion on our stock-based compensation plans.

Contingencies
In the ordinary course of business, we encounter matters that raise the potential for contingent liabilities. In evaluating these matters for accounting treatment and disclosure, we are required to apply judgment in order to determine the probability that a liability has been incurred. We are also required to measure, if possible, the dollar value of such liabilities in determining whether or not recognition in our financial statements is required. This process involves the use of estimates which may differ from actual outcomes. Refer to Note 19 to the Consolidated Financial Statements for more information relating to contingencies.

New Accounting Standards

Refer to Note 1 to the Consolidated Financial Statements for information related to new accounting standards.

Forward Looking Statements

Certain statements in this filing are not historical facts but are “forward-looking statements” as defined under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended. Such statements are based on management’s belief, assumptions, current expectations, estimates and projections about the office furniture industry, the economy and the company itself. Words like “anticipates,” “believes,” “confident,” “estimates,” “expects,” “forecast,” “likely,” “plans,” “projects,” and “should,” and variations of such words and similar expressions identify forward looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, expense, likelihood, and degree of occurrence. These risks include, without limitation, employment and general economic conditions in the U.S. and in our international markets, the increase in white collar employment, the willingness of customers to undertake capital expenditures, the types of products purchased by customers, the possibility of order cancellations or deferrals by customers, competitive pricing pressures, the availability and pricing of direct materials, our reliance on a limited number of suppliers, currency fluctuations, the ability to increase prices to absorb the additional costs of direct materials, the financial strength of our dealers, the financial strength of our customers, the mix of our products purchased by customers, our ability to attract and retain key executives and other qualified employees, our ability to continue to make product innovations, the strength of the intellectual property relating to our products, the success of newly introduced products, our ability to serve all of our markets, possible acquisitions, divestitures or alliances, the outcome of pending litigation or governmental audits or investigations, and other risks identified in this Form 10-K and our other filings with the Securities and Exchange Commission. Therefore, actual results and outcomes may materially differ from what we express or forecast. Furthermore, Herman Miller, Inc., takes no obligation to update, amend, or clarify forward-looking statements.

Item 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company manufactures, markets, and sells its products throughout the world and, as a result, is subject to changing economic conditions, which could reduce the demand for its products.

Direct Material Costs

The company is exposed to risks arising from price changes for certain direct materials and assembly components used in its operations. The largest such costs incurred by the company are for steel, plastics, textiles, wood particleboard, and aluminum components. Overall, commodity prices were mostly flat during fiscal year 2008 until the fourth quarter when prices began to increase sharply. The full year impact of rising commodity prices was in the range of $2 million to $4 million. Commodity prices increased during fiscal 2007, particularly during the first half of the year. For the full year, the company estimates rising commodity prices added between $14 million and $16 million to its consolidated cost of sales. During fiscal 2006, commodities were relatively stable with slight improvements to pricing over the prior year.

The market price of plastics and textiles are sensitive to the cost of oil and natural gas. Oil and natural gas prices increased dramatically during fiscal 2008 and we began to see the effect of that on our input costs, especially in the fourth quarter of the year. In fiscal 2007 petroleum prices were volatile, however by the end of the year they had declined somewhat. Petroleum prices increased throughout fiscal year 2006 in what, prior to the context the current year has provided, seemed like a substantial increase. As a result, the cost of plastics and textiles increased during fiscal year 2006 and moderated during fiscal 2007.

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

In the normal course of business, the company enters into contracts denominated in foreign currencies. The principal foreign currencies in which the company conducts its business are the British Pound, Euro, Canadian Dollar, Japanese Yen, Mexican Peso, and Chinese Renminbi. In the fourth quarter of fiscal 2008, the company entered into five forward currency instruments in order to offset exposure denominated in non-functional currency. Three contracts were placed to offset €4.0 million of Euro net asset exposure denominated in non-functional currency and two contracts were placed to offset $6.0 million US Dollar net liability exposure in China. Similarly, in the fourth quarter of fiscal 2007, the company entered into three separate forward currency contracts in order to offset €4.0 million of its Euro net asset exposure denominated in a non-functional currency. In both years, the instruments were marked to market at the end of the period, with changes in fair value reflected in net earnings. At May 31, 2008, the fair value of the forward currency instruments was $0.1 million, and negligible at June 2, 2007.

Net gains arising from remeasuring all foreign currency transactions into the appropriate functional currency, which were included in net earnings, were $0.1 million, negligible and $0.3 million for the years ended May 31, 2008, June 2, 2007 and June 3, 2006, respectively. Additionally, the cumulative effect of translating the balance sheet and income statement accounts from the functional currency into the United States dollar reduced the accumulated comprehensive loss component of total shareholders’ equity by $4.1 million, $3.3 million, and $1.2 million for the years ended May 31, 2008, June 2, 2007, and June 3, 2006, respectively.

Interest Rate Risk

The company maintains fixed-rate debt for which changes in interest rates generally affect fair market value but not earnings or cash flows. The company does not have an incentive to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on such debt until the company would be required to refinance it. As of May 31, 2008, the company has one interest rate swap agreement that effectively converts $50.0 million of fixed-rate debt securities to a variable rate. As of the end of fiscal year 2007, the company had two interest rate swaps that effectively converted $53 million in total of fixed-rate debt to a variable-rate basis. This debt is subject to changes in interest rates, which, if significant, could have a material impact on the company’s financial results. The interest rate swap derivative instruments are held and used by the company as a tool for managing interest rate risk. They are not used for trading or speculative purposes. The counterparties to these swap instruments are large financial institutions that the company believes are of high-quality creditworthiness. While the company may be exposed to potential losses due to the credit risk of non-performance by these counterparties, such losses are not anticipated.

The combined fair market value of effective swap instruments was $0.5 million and negative $1.8 million at May 31, 2008 and June 2, 2007, respectively. The impact of these swap instruments on total interest expense was a reduction to interest expense of $0.4 million in fiscal 2008 and an addition to interest expense of $0.6 million and $0.3 million in fiscal 2007 and 2006, respectively. All cash flows related to the company’s interest rate swap instruments are denominated in U.S. dollars. For further information, refer to Notes 16 and 17 to the Consolidated Financial Statements.

As of May 31, 2008, the weighted-average interest rate on the company’s variable-rate debt was approximately 5.6 percent. Based on the level of variable-rate debt outstanding as of that date, a 1 percentage-point increase in the weighted-average interest rate would increase the company’s annual pre-tax interest expense by approximately $0.5 million.

Expected cash flows (notional amounts) over the next five years and thereafter related to debt instruments are as follows.

(In millions)	2009	2010	2011	2012	2013	Thereafter	Total(1)

Long-Term Debt:
Fixed rate	$–	$–	$175.0	$–	$–	$200.0	$375.0
Wtd. average interest rate = 6.69%

Derivative Financial Instruments Related to
Debt – Interest Rate Swaps:
Pay variable/receive fixed	$–	$–	$50.0	$–	$–	$–	$50.0
Pay interest rate = 5.55% (at May 31, 2008)
Receive interest rate = 7.125%

(1)Amount does not include the recorded fair value of the swap instruments, which totaled $0.5 million at the end of fiscal 2008.

Item 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly Financial Data (Unaudited)

Set forth below is a summary of the quarterly operating results on a consolidated basis for the years ended May 31, 2008, June 2, 2007, and June 3, 2006. Refer to Management’s Discussion and Analysis provided in Item 7 and the Notes to the Consolidated Financial Statements for further disclosure of significant accounting transactions that may have affected the quarterly operating results for each of the periods presented.

(In millions, except per share data)		First Quarter(3)	Second Quarter	Third Quarter	Fourth Quarter

2008	Net sales	$491.7	$505.9	$495.4	$519.1
	Gross margin(1)	167.5	180.1	170.0	181.0
	Net earnings	33.5	41.0	38.3	39.5
	Earnings per share–basic	.54	.67	.66	.71
	Earnings per share–diluted(1)	.54	.67	.65	.71

2007	Net sales	$449.7	$499.1	$484.8	$485.3
	Gross margin(1)	152.3	170.4	160.0	163.1
	Net earnings(2)	28.5	36.6	32.3	31.7
	Earnings per share–basic	.44	.57	.50	.50
	Earnings per share–diluted(1)(2)	.43	.56	.50	.50

2006	Net sales	$430.9	$438.2	$424.0	$444.1
	Gross margin(1)	141.7	143.9	137.9	151.2
	Net earnings(1)	23.7	27.9	22.4	25.0
	Earnings per share–basic	.34	.41	.33	.38
	Earnings per share–diluted	.34	.40	.33	.38

(1)The sum of the quarters does not equal the annual balance reflected in the Consolidated Statements of Operations due to rounding associated with the calculations on an individual quarter basis.
(2)The fourth quarter of fiscal year 2007 includes adjustments to various tax accruals resulting in a reduction of income taxes of $3.4 million or $0.05 diluted earnings per share in the quarter.
(3)The first quarter of fiscal year 2006 included 14 weeks of operations.

Consolidated Statements of Operations	Fiscal Years Ended
(In millions, except per share data)	May 31, 2008	June 2, 2007	June 3, 2006

Net sales	$2,012.1	$1,918.9	$1,737.2
Cost of sales	1,313.4	1,273.0	1,162.4

Gross margin	698.7	645.9	574.8

Operating Expenses:
Selling, general, and administrative	395.8	395.8	371.7
Restructuring expenses	5.1	–	–
Design and research	51.2	52.0	45.4

Total operating expenses	452.1	447.8	417.1

Operating earnings	246.6	198.1	157.7

Other Expenses (Income):
Interest expense	18.8	13.7	14.0
Interest and other investment income	(3.8)	(4.1)	(4.9)
Other, net	1.2	1.5	1.0

Net other expenses	16.2	11.1	10.1

Earnings before income taxes and minority interest	230.4	187.0	147.6
Income tax expense	78.2	57.9	47.7
Minority interest, net of income tax	(0.1)	–	0.7

Net Earnings	$152.3	$129.1	$99.2

Earnings per share – basic	$2.58	$2.01	$1.46

Earnings per share – diluted	$2.56	$1.98	$1.45

Consolidated Balance Sheets
(In millions, except share and per share data)	May 31, 2008	June 2, 2007

Assets
Current Assets:
Cash and cash equivalents	$155.4	$76.4
Short-term investments	15.7	15.9
Accounts receivable, less allowances of $5.6 in 2008
and $4.9 in 2007	209.0	188.1
Inventories, net	55.1	56.0
Prepaid expenses and other	58.0	48.3

Total Current Assets	493.2	384.7

Property and Equipment:
Land and improvements	19.0	18.9
Buildings and improvements	139.4	137.2
Machinery and equipment	547.4	543.3
Construction in progress	17.4	17.6

	723.2	717.0
Less: accumulated depreciation	(526.9)	(520.4)

Net Property and Equipment	196.3	196.6

Goodwill	40.2	39.1
Other assets	53.5	45.8
Total Assets	$783.2	$666.2

Liabilities and Shareholders' Equity
Current Liabilities:
Unfunded checks	$8.5	$7.4
Current maturities of long-term debt	–	3.0
Accounts payable	117.9	110.5
Accrued liabilities	184.1	163.6

Total Current Liabilities	310.5	284.5

Long-term debt, less current maturities	375.5	173.2
Other liabilities	73.8	52.9

Total Liabilities	759.8	510.6

Minority Interest	–	0.3

Shareholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized,
none issued)	–	–
Common stock, $0.20 par value (240,000,000 shares
authorized, 55,706,997 and 62,919,425 shares issued and
outstanding in 2008 and 2007, respectively)	11.1	12.6
Additional paid-in capital	–	–
Retained earnings	76.7	197.8
Accumulated other comprehensive loss	(60.1)	(51.6)
Key executive deferred compensation	(4.3)	(3.5)

Total Shareholders' Equity	23.4	155.3

Total Liabilities and Shareholders' Equity	$783.2	$666.2

Consolidated Statements of Shareholders' Equity
(In millions, except share data)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss		Key Exec. Deferred Comp.	Total Shareholders' Equity

Balance, May 28, 2005	69,585,989	$13.9	$–	$227.3	$(64.4)		$(6.3)	$170.5
Net earnings	–	–	–	99.2	–		–	99.2
Foreign currency translation adjustment	–	–	–	–	1.2		–	1.2
Minimum pension liability (net of tax of $0.4 million)	–	–	–	–	0.3		–	0.3
Unrealized holding loss (net of tax of $0.2 million)	–	–	–	–	(0.4)		–	(0.4)

Total comprehensive income								100.3

Cash dividends declared ($.305 per share)	–	–	–	(20.6)	–		–	(20.6)
Exercise of stock options	1,451,143	0.3	33.5	–	–		–	33.8
Employee stock purchase plan	114,659	–	3.0	–	–		–	3.0
Tax benefit relating to stock options	–	–	3.7	–	–		–	3.7
Repurchase and retirement of common stock	(5,124,306)	(1.0)	(40.4)	(113.7)	–		–	(155.1)
Directors' fees	6,967	–	0.2	–	–		–	0.2
Restricted stock units earned	–	–	–	–	–		1.1	1.1
Stock grants earned	–	–	–	–	–		1.5	1.5

Balance, June 3, 2006	66,034,452	$13.2	$–	$192.2	$(63.3)		$(3.7)	$138.4

Net earnings	–	–	–	129.1	–		–	129.1
Foreign currency translation adjustment	–	–	–	–	3.3		–	3.3
Pension and post-retirement liability adjustments (net
of tax of $33.5 million)	–	–	–	–	58.3		–	58.3
Unrealized holding gain (net of negligible tax)	–	–	–	–	0.1		–	0.1

Total comprehensive income								190.8

Cash dividends declared ($0.328 per share)	–	–	–	(21.0)	–		–	(21.0)
Exercise of stock options	1,886,326	0.4	46.9	–	–		–	47.3
Employee stock purchase plan	102,808	–	3.4	–	–		–	3.4
Tax benefit relating to stock-based compensation	–	–	6.7	–	–		–	6.7
Repurchase and retirement of common stock	(5,116,375)	(1.0)	(61.4)	(102.5)	–		–	(164.9)
Directors' fees	5,637	–	0.2	–	–		–	0.2
Restricted stock units compensation expense	–	–	2.4	–	–		(1.3)	1.1
Restricted stock units released	1,527	–	0.1	–	–		–	0.1
Stock grants compensation expense	–	–	(1.1)	–	–		1.8	0.7
Stock grants issued	5,050	–	–	–	–		–	–
Stock option compensation expense	–	–	2.5	–	–		–	2.5
Deferred compensation plan	–	–	0.3	–	–		(0.3)	–
Adjustment to adopt SFAS 158 (net of tax of $28.2
million)	–	–	–	–	(50.0)		–	(50.0)

Balance, June 2, 2007	62,919,425	$12.6	$–	$197.8	$(51.6)		$(3.5)	$155.3

Net earnings	–	–	–	152.3	–		–	152.3
Foreign currency translation adjustment	–	–	–	–	4.1		–	4.1
Pension liability adjustments (net of tax of $5.2 million	–	–	–	–	(12.6)		–	(12.6)

Total comprehensive income								143.8

Cash dividends declared ($0.352 per share)	–	–	–	(20.5)	–		–	(20.5)
Exercise of stock options	125,301	–	2.9	–	–		–	2.9
Employee stock purchase plan	118,801	–	3.3	–	–		–	3.3
Tax benefit relating to stock-based compensation	–	–	0.1	–	–		–	0.1
Excess tax benefit relating to stock-based compensation	–	–	0.1	–	–		–	0.1
Repurchase and retirement of common stock	(7,488,430)	(1.5)	(13.3)	(251.9)	–		–	(266.7)
Restricted stock units compensation expense	–	–	0.6	–	–		–	0.6
Restricted stock units released	2,892	–	0.1	–	–		–	0.1
Stock grants compensation expense	–	–	0.7	–	–		–	0.7
Stock grants issued	12,922	–	–	–	–		–	–
Stock option compensation expense	–	–	3.0	–	–		–	3.0
Deferred compensation plan	–	–	0.6	–	–		(0.8)	(0.2)
Directors' fees	16,086	–	0.5	–	–		–	0.5
Performance share units compensation expense	–	–	1.4	–	–		–	1.4
Cumulative effect of adopting FIN 48 (net of tax)	–	–	–	(1.0)	–		–	(1.0)

Balance, May 31, 2008	55,706,997	$11.1	$–	$76.7	$(60.	1)	$(4.3)	$23.4

Consolidated Statements of Cash Flows	Fiscal Years Ended
(In millions)	May 31, 2008	June 2, 2007	June 3, 2006

Cash Flows from Operating Activities:
Net earnings	$152.3	$129.1	$99.2
Adjustments to reconcile net earnings to net cash provided
by operating activities	61.3	8.6	51.2

Net Cash Provided by Operating Activities	213.6	137.7	150.4

Cash Flows from Investing Activities:
Notes receivable repayments	69.1	67.4	67.8
Notes receivable issued	(68.4)	(66.8)	(65.6)
Short-term investment purchases	(11.9)	(11.5)	(11.6)
Short-term investment sales	12.1	11.0	9.8
Capital expenditures	(40.5)	(41.3)	(50.8)
Proceeds from sales of property and equipment	0.3	7.9	1.6
Proceeds from disposal of owned dealers	0.9	–	2.1
Net cash paid for acquisitions	(11.7)	(3.5)	–
Other, net	(0.9)	(0.6)	(0.9)

Net Cash Used for Investing Activities	(51.0)	(37.4)	(47.6)

Cash Flows from Financing Activities:
Short-term debt repayments	(1.2)	–	–
Long-term debt repayments	(4.0)	(3.0)	(13.0)
Long-term debt borrowings	200.0	–	–
Dividends paid	(21.2)	(20.7)	(20.3)
Common stock issued	6.5	50.4	37.0
Common stock repurchased and retired	(266.7)	(164.9)	(155.1)
Excess tax benefits from stock-based compensation	0.1	6.7	–

Net Cash Used for Financing Activities	(86.5)	(131.5)	(151.4)

Effect of exchange rate changes on cash and cash equivalents	2.9	0.8	1.0

Net Increase (Decrease) in Cash and Cash Equivalents	79.0	(30.4)	(47.6)
Cash and cash equivalents, beginning of year	76.4	106.8	154.4

Cash and Cash Equivalents, End of Year	$155.4	$76.4	$106.8

Notes to the Consolidated Financial Statements

1. Significant Accounting and Reporting Policies
The following is a summary of significant accounting and reporting policies not reflected elsewhere in the accompanying financial statements.

Principles of Consolidation
The Consolidated Financial Statements include the accounts of Herman Miller, Inc., and its majority-owned domestic and foreign subsidiaries. The consolidated entities are collectively referred to as “the company.” All intercompany accounts and transactions, including any involving VIEs, have been eliminated in the Consolidated Financial Statements.

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

Fiscal Year
The company’s fiscal year ends on the Saturday closest to May 31. Fiscal 2008, the year ended May 31, 2008 contained 52 weeks. Fiscal years ended June 2, 2007 and June 3, 2006, contained 52 and 53 weeks, respectively. An extra week in the company’s fiscal year is required approximately every six years in order to realign its fiscal calendar-end dates with the actual calendar months.

Foreign Currency Translation
The functional currency for foreign subsidiaries is the local currency. The cumulative effects of translating the balance sheet accounts from the functional currency into the United States dollar using fiscal year-end exchange rates and translating revenue and expense accounts using average exchange rates for the period is reflected as a component of “Accumulated other comprehensive loss” in the Consolidated Balance Sheets. The financial statement impact resulting from remeasuring all foreign currency transactions into the appropriate functional currency, which was included in “Other Expenses (Income)” in the Consolidated Statements of Operations was a net gain of $0.1 million for the year ended May 31, 2008. For the years ended June 2, 2007 and June 3, 2006, the financial statement impact was a negligible net gain and a net gain of $0.3 million, respectively.

Cash Equivalents
The company holds cash equivalents as part of its cash management function. Cash equivalents include money market funds, time deposit investments, and treasury bills with original maturities of less than three months. The carrying value of cash equivalents, which approximates fair value, totaled $90.7 million and $22.0 million as of May 31, 2008, and June 2, 2007, respectively. All cash and cash equivalents are high-credit quality financial instruments, and the amount of credit exposure to any one financial institution or instrument is limited.

Short-Term Investments
The company maintains a portfolio of short-term investments primarily comprised of investment-grade, fixed-income securities. These investments are held by the company’s wholly owned insurance captive and are considered “available-for-sale” as defined in Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, they have been recorded at fair market value based on quoted market prices, with the resulting net unrealized holding gains or losses reflected net of tax as a component of “Accumulated Other Comprehensive Loss” in the Consolidated Balance Sheets.

All marketable security transactions are recognized on the trade date. Realized gains and losses on disposal of available-for-sale investments are included in “Interest and other investment income” in the Consolidated Statements of Operations. Net investment income recognized in the Consolidated Statements of Operations for available-for-sale investments totaled $0.7 million, $0.8 million, and $0.7 million for the years ended May 31, 2008, June 2, 2007, and June 3, 2006, respectively.

The following is a summary of the carrying and market values of the company’s short-term investments as of the dates indicated.

	May 31, 2008

(In millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value

U.S. Government & agency debt	$4.8	$0.2	$–	$5.0
Corporate bonds	6.0	–	(0.2)	5.8
Mortgage-backed	4.2	–	(0.1)	4.1
Other debt	0.9	–	(0.1)	0.8

Total	$15.9	$0.2	$(0.4)	$15.7

	June 2, 2007

(In millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value

U.S. Government & agency debt	$3.9	$–	$(0.1)	$3.8
Corporate bonds	6.0	–	(0.1)	5.9
Mortgage-backed	5.5	–	(0.1)	5.4
Other debt	0.8	–	–	0.8

Total	$16.2	$–	$(0.3)	$15.9

Maturities of short-term investments as of May 31, 2008, are as follows.

(In millions)	Cost	Market Value

Due within one year	$2.3	$2.2
Due after one year through five years	8.7	8.7
Due after five years	4.9	4.8

Total	$15.9	$15.7

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

Inventories
Inventories are valued at the lower of cost or market. The inventories at the majority of the company’s manufacturing operations are valued using the last-in, first-out (LIFO) method, whereas inventories of certain other of the company’s subsidiaries are valued using the first-in, first-out (FIFO) method. The company establishes reserves for excess and obsolete inventory, based on prevailing circumstances and judgment for consideration of current events, such as economic conditions, that may affect inventory. Further information on the company’s recorded inventory balances can be found in Note 4.

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

As of the end of fiscal 2008, outstanding commitments for future capital purchases approximated $7.4 million.

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

Goodwill and Other Intangible Assets
The company’s recorded goodwill at May 31, 2008 and June 2, 2007, is associated with the North American Furniture Solutions segment, which is described in further detail in Note 20. The company is required to test the carrying value of goodwill for impairment at the “reporting unit” level annually or more frequently if a triggering event occurs under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). As a matter of practice, the company performs the required annual impairment testing of goodwill during the fourth quarter of each fiscal year. The annual testing performed each year indicated the present value of discounted cash flows of the reporting unit exceeded the recorded carrying value of the company’s goodwill assets, and accordingly no impairment charge was required for the years ending May 31, 2008, June 2, 2007, and June 3, 2006.

SFAS 142 also requires the company to evaluate its acquired intangible assets to determine whether any have “indefinite useful lives.” Under this accounting standard, intangible assets with indefinite useful lives, if any, are not subject to amortization. The company has other intangible assets, consisting of certain trademarks and tradenames valued at approximately $3.2 million, which have indefinite useful lives and are evaluated in a manner consistent with goodwill. The company amortizes its other intangible assets over their remaining useful lives using the straight-line method over periods ranging from 5 to 17 years.

Other intangible assets are comprised of patents, trademarks, and intellectual property rights with a combined gross carrying value and accumulated amortization of $25.7 million and $7.6 million, respectively as of May 31, 2008. As of June 2, 2007, these amounts totaled $14.9 million and $5.5 million, respectively.

Estimated amortization expense for existing intangible assets as of May 31, 2008, for each of the succeeding five fiscal years is as follows.

(In millions)
2009	$1.7
2010	1.4
2011	1.3
2012	1.3
2013	0.5

Notes Receivable
The notes receivable are primarily from certain independent contract office furniture dealers. These notes are the result of dealers in transition either through a change in ownership or general financial difficulty. The notes generally are collateralized by the assets of the dealers and bear interest based on the prevailing prime rate. Recorded reserves are based on historical credit experience, collateralization levels, and the specific identification of other potential collection problems. Interest income relating to these notes in fiscal years 2008, 2007, and 2006 totaled $0.4 million for each year.

Unfunded Checks
As a result of maintaining a consolidated cash management system, the company utilizes controlled disbursement bank accounts. These accounts are funded as checks are presented for payment, not when checks are issued. Any resulting book overdraft position is included in current liabilities as unfunded checks.

Self-Insurance
The company is partially self-insured for general liability, workers’ compensation, and certain employee health and dental benefits under insurance arrangements that provide for third-party coverage of claims exceeding the company’s loss retention levels. The company’s retention levels designated within significant insurance arrangements as of May 31, 2008, are as follows.

Retention Level

General liability and auto liability/physical damage	$1.00 million per occurrence
Workers' compensation and property	$0.75 million per occurrence
Health benefits	$0.20 million per employee

The company’s policy is to accrue amounts equal to the actuarially-determined liabilities for loss and loss adjustment expenses, which are included in “Other Liabilities” in the Consolidated Balance Sheets. The actuarial valuations are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as legal actions, medical costs, and changes in actual experience could cause these estimates to change. The general and workers’ compensation liabilities are managed through the company’s wholly-owned insurance captive.

Research, Development, and Other Related Costs
Research, development, pre-production, and start-up costs are expensed as incurred. Research and development (R&D) costs consist of expenditures incurred during the course of planned search and investigation aimed at discovery of new knowledge useful in developing new products or processes. R&D costs also include the significant enhancement of existing products or production processes and the implementation of such through design, testing of product alternatives, or construction of prototypes. Royalty payments made to designers of the company’s products as the products are sold are not included in research and development costs, as they are a variable cost based on product sales. Research and development costs included in “Design and Research” expense in the accompanying Consolidated Statements of Operations were $38.8 million, $42.1 million, and $36.7 million, in fiscal 2008, 2007, and 2006, respectively.

Advertising Costs
Advertising costs are expensed as incurred and are included in “Selling, general, and administrative” expense in the accompanying Consolidated Statements of Operations. Advertising costs were $3.4 million, $3.2 million, and $3.2 million, in fiscal 2008, 2007, and 2006, respectively.

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

Earnings per Share
Basic earnings per share (EPS) excludes the dilutive effect of common shares that could potentially be issued, due to the exercise of stock options or the vesting of restricted shares, and is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted EPS for fiscal years 2008, 2007, and 2006, was computed by dividing net earnings by the sum of the weighted-average number of shares outstanding, plus all dilutive shares that could potentially be issued. Refer to Note 13, for further information regarding the computation of EPS.

Revenue Recognition
The company recognizes revenue on sales through its network of independent contract furniture dealers and independent retailers once the related product is shipped and title passes to the dealer. In situations where products are sold through subsidiary dealers or directly to the end customer, revenue is recognized once the related product is shipped to the end customer and installation is substantially complete. Offers such as rebates and discounts are recorded as reductions to net sales. Unearned revenue occurs during the normal course of business due to advance payments from customers for future delivery of products and services.

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

(In millions)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Liability Adjustments (net of tax)	Unrealized Holding Period Gains (Losses) (net of tax)	Total Accumulated Other Comprehensive Income (Loss)

Balance, May 28, 2005	$(4.0)	$(60.5)	$0.1	$(64.4)
Other comprehensive
gain/(loss) in fiscal 2006	1.2	0.3	(0.4)	1.1

Balance, June 3, 2006	(2.8)	(60.2)	(0.3)	(63.3)
Other comprehensive gain in
fiscal 2007	3.3	58.3	0.1	61.7
Adjustments to adopt SFAS
No. 158(1)	–	(50.0)	–	(50.0)

Balance, June 2, 2007	0.5	(51.9)	(0.2)	(51.6)
Other comprehensive
gain/(loss) in fiscal 2008	4.1	(12.6)	–	(8.5)

Balance May 31, 2008	$4.6	$(64.5)	$(0.2)	$(60.1)

(1)See discussion related to the adoption of SFAS 158 below under New Accounting Standards in this footnote

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

Variable Interest Entities
The company has provided subordinated debt to and/or guarantees on behalf of certain independent contract furniture dealerships. These relationships may constitute variable interests under the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46(R)). On May 31, 2008 and June 2, 2007, the company was not considered the primary beneficiary of any such dealer relationships as defined by FIN 46(R) and therefore, no entities were included as Variable Interest Entities (VIEs) as of these dates. Refer to Note 3 for further discussion regarding VIEs.

The risks and rewards associated with our interests in these dealerships are primarily limited to our outstanding loans and guarantee amounts. As of May 31, 2008 and June 2, 2007, our maximum exposure to potential losses related to outstanding loans to these dealerships totaled $3.2 million and $4.0 million, respectively. Information on our exposure related to outstanding loan guarantees provided to such entities is included in Note 19 to the Consolidated Financial Statements.

New Accounting Standards
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. Under FIN 48, the tax effects of a position should be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. FIN 48 also requires significant new annual disclosures in the notes to the financial statements. The effect of adjustments at adoption is required to be recorded directly to beginning retaining earnings in the period of adoption and reported as a change in accounting principle. The company adopted the provisions of FIN 48 at the beginning of fiscal 2008. Further information regarding the adoption of FIN 48 is provided in Note 15.

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

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 expands the use of fair value measurement by permitting entities to choose to measure at fair value, many financial instruments and certain other items that are not currently required to be measured at fair value. The company is required to adopt SFAS 159 at the beginning of fiscal 2009 and is in the process of evaluating the applicability and potential impact to its consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of SFAS No. 133” (SFAS 161). SFAS 161 requires enhanced disclosures about derivative and hedging activities that are intended to better convey the purpose of derivative use and the related risks being managed. The enhanced disclosures require a tabular presentation of information related to the fair value of derivatives, the recognized gain or loss, and the classification of those amounts within the financial statements. Prospective application of this statement is effective for the company beginning with the third quarter of fiscal 2009; early application is encouraged. SFAS 161 will not affect the company’s financial position or results of operations as the new standard pertains only to the disclosure of information.

2. Acquisitions and Divestitures

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

Included in the terms of sale associated with the previous divestiture of a dealership was a “success fee” provision requiring the buyer to provide the company additional purchase consideration based upon the operating profitability of the dealership. The company has recognized in its Consolidated Statement of Earnings, a pre-tax gain of $0.9 million during the fiscal year ended May 31, 2008. This additional consideration concluded the terms of the sale.

During the fourth quarter of fiscal 2007, Convia, a subsidiary of Herman Miller, Inc. acquired a technology company for $3.5 million in cash. The intellectual property acquired in connection with this transaction is intended to enhance the functionality of Convia’s product offering.

On February 1, 2008, the company completed its acquisition of the stock of Brandrud Furniture, Inc. (Brandrud), an Auburn, Washington based manufacturer of healthcare furnishings. With annual net sales of approximately $20 million, Brandrud focuses on seating products for patient rooms, patient treatment areas, and public spaces such as lobbies and waiting areas. The initial purchase price related to this transaction was $12.0 million, which included $0.3 million of acquired cash. The contractual terms of this acquisition provide for additional purchase consideration from the company in the third fiscal quarter of 2009 contingent upon the achievement of specific performance targets of Brandrud as a wholly-owned subsidiary. The company estimates the additional purchase consideration, if any, would not exceed $9 million. Final purchase accounting on this transaction is pending the determination of additional purchase consideration and is expected to be completed in fiscal 2009.

Assets acquired and liabilities assumed in the acquisition were recorded on the company’s Consolidated Balance Sheets based on their estimated fair values as of the date of the acquisition. The results of operations of Brandrud have been included in the company’s Consolidated Statements of Operations since the date of the acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill. Brandrud is included in the Company’s North American segment; therefore all of the goodwill recorded in the acquisition has been allocated to that segment. The purchase price allocation is preliminary and a final determination of required purchase accounting adjustments will be made upon finalization of asset valuations. Revisions to the fair values will be recorded by the company as further adjustments to the purchase price allocation.

Subsequent to the end of the end of fiscal 2008, the company completed the sale of a wholly-owned contract furniture dealership in Texas. The effect of this transaction on the company’s consolidated financial statements is not material.

3. Variable Interest Entities

The company adopted FIN 46(R) at the end of fiscal year 2004. At that time the company qualified as the “primary beneficiary” in certain dealer relationships which required the company to include the financial statements of the qualifying VIEs in its Consolidated Financial Statements. Since that time, triggering events occurred which caused the company to cease the consolidation of these VIE financial statements. At May 31, 2008 and June 2, 2007, the company was not considered the primary beneficiary in any of its independent dealer financing relationships.

During the first quarter of fiscal 2006, a qualifying triggering event occurred with a VIE which resulted in reconsideration under FIN 46(R). Based on this reconsideration, it was determined that the company was no longer the primary beneficiary. Accordingly, the company ceased consolidation of the independent dealership’s financial statements. This action resulted in a pre-tax loss of $0.1 million which is reflected in “Other Expenses (Income)” in the Consolidated Statement of Operations in fiscal 2006.

Consolidation of the VIE during the first quarter of fiscal 2006 increased the company’s net sales by $6.8 million. Net earnings for the same period were not significantly affected, excluding the loss on ceasing consolidation, as the resulting earnings were primarily attributed to minority interest of $0.7 million.

4. Inventories

(In millions)	May 31, 2008	June 2, 2007

Finished goods	$25.6	$27.6
Work in process	13.6	14.3
Raw materials	15.9	14.1

Total	$55.1	$56.0

Inventories are valued at the lower of cost or market and include material, labor, and overhead. The inventories of the majority of domestic manufacturing subsidiaries are valued using the last-in, first-out method (LIFO). The inventories of all other subsidiaries are valued using the first-in, first-out method. Inventories valued using LIFO amounted to $17.2 million and $21.6 million as of May 31, 2008 and June 2, 2007, respectively. If all inventories had been valued using the first-in first-out method, inventories would have been $12.0 million and $12.1 million higher than reported at May 31, 2008 and June 2, 2007, respectively.

5. Prepaid Expenses and Other

(In millions)	May 31, 2008	June 2, 2007

Deferred income taxes	$17.1	$10.4
Taxes	9.7	5.2
Other	31.2	32.7

Total	$58.0	$48.3

6. Other Assets

(In millions)	May 31, 2008	June 2, 2007

Notes receivable, less allowance of $3.2 in 2008 and $1.9 in 2007	$–	$2.0
Prepaid pension benefits	–	9.8
Other intangibles, net	18.1	9.4
Deferred income taxes	11.9	3.2
Other	23.5	21.4

Total	$53.5	$45.8

7. Accrued Liabilities

(In millions)	May 31, 2008	June 2, 2007

Compensation and employee benefits	$92.6	$95.0
Income taxes	5.6	2.0
Other taxes	13.4	7.6
Unearned revenue	16.6	13.3
Warranty reserves	14.9	14.6
Charitable contributions	0.5	2.2
Pension and post-retirement benefits	1.6	–
Customer advances	–	4.1
Other	38.9	24.8

Total	$184.1	$163.6

8. Other Liabilities

(In millions)	May 31, 2008	June 2, 2007

Pension benefits	$22.4	$5.1
Post-retirement benefits	11.9	17.3
Other	39.5	30.5

Total	$73.8	$52.9

9. Notes Payable
On December 18, 2008, the company entered into an unsecured revolving credit facility that provides for $250 million of borrowings and which expires December 17, 2012. The agreement has an accordion feature enabling the credit facility to be increased by an additional $100 million, subject to certain conditions. Outstanding borrowings under the agreement bear interest at rates based on the prime, Federal Funds, LIBOR, or negotiated rates as outlined in the agreement. Interest is payable periodically throughout the period a borrowing is outstanding. As of May 31, 2008 the only usage against this facility is related to outstanding standby letters of credit totaling approximately $13.1 million. Usage against the previous facility at June 2, 2007 related to outstanding standby letters of credit and totaled $13.1 million.

10. Long-Term Debt

(In millions)	May 31, 2008	June 2, 2007

Series A senior notes, 5.94%, due January 3, 2015	$50.0	$–
Series B senior notes, 6.42%, due January 3, 2018	150.0	–
Series C senior notes, 6.52%, due March 5, 2008	–	3.0
Debt securities, 7.125%, due March 15, 2011	175.0	175.0
Fair value of interest rate swap arrangements	0.5	(1.8)

Subtotal	375.5	176.2
Less: current portion	–	(3.0)

Total	$375.5	$173.2

The company made its final payment of $3.0 million, and retired its related Series C senior notes on March 5, 2008.

On January 3, 2008, the company issued $200 million Series A and Series B senior unsecured notes, each having interest payments that are due semi-annually. The $200 million of proceeds from the notes were used for an accelerated share repurchase (ASR) of the company's common stock. Prior to the ASR, the company repurchased approximately 2.1 million shares. As a result of the ASR, the company retired an additional 5.4 million shares, bringing the full year repurchase count to 7.5 million shares. The ASR will be completed in September 2008, and the company expects to retire approximately 2 million additional shares at that time.

Provisions of the senior notes and the unsecured senior revolving credit facility restrict, without prior consent, the company’s borrowings, capital leases, and the sale of certain assets. In addition, the company has agreed to maintain certain financial performance ratios, which are based on earnings before taxes, interest expense, depreciation and amortization. At May 31, 2008 and June 2, 2007, the company was in compliance with all of these restrictions and performance ratios.

Annual maturities of long-term debt for the five fiscal years subsequent to May 31, 2008, are as follows.

(In millions)

2009	$–
2010	$–
2011	$175.0
2012	$–
2013	$–
Thereafter	$200.0

The above amounts exclude the recorded fair value of the company’s interest rate swap arrangements, which had a combined fair value of positive $0.5 million as of May 31, 2008. Additional information regarding interest rate swaps is provided in Note 17.

11. Operating Leases
The company leases real property and equipment under agreements that expire on various dates. Certain leases contain renewal provisions and generally require the company to pay utilities, insurance, taxes, and other operating expenses. Future minimum rental payments required under operating leases that have non-cancelable lease terms as of May 31, 2008, are as follows.

(In millions)

2009	$15.7
2010	$12.3
2011	$9.2
2012	$6.5
2013	$4.8
Thereafter	$10.3

Total rental expense charged to operations was $25.9 million, $24.8 million, and $25.6 million, in fiscal 2008, 2007, and 2006, respectively. Substantially all such rental expense represented the minimum rental payments under operating leases.

12. Employee Benefit Plans
The company maintains plans that provide retirement benefits for substantially all employees.

Pension Plans and Post-Retirement Medical and Life Insurance
The principal domestic retirement plan is a defined-benefit plan with benefits determined by a cash balance calculation. Benefits under this plan are based upon an employee’s years of service and earnings. The company also offers certain employees retirement benefits under other domestic defined benefit plans, one of which covers employees subject to a collective bargaining arrangement. The company provides healthcare and life insurance benefits to employees who retired from service on or before a qualifying date in 1998 and 2008, respectively. As of the qualifying date, the company discontinued offering post-retirement medical and life insurance benefits to future retirees. Benefits to qualifying retirees under this plan are based on the employee’s years of service and age at the date of retirement.

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

The Company adopted the provisions of SFAS No. 158 as of June 2, 2007 which requires recognition of the overfunded or underfunded status of defined benefit plans as an asset or liability. As a result of the adoption, the company recognized in its June 2, 2007 consolidated balance sheet, an additional $78.2 million liability with corresponding changes in accumulated other comprehensive income and deferred taxes of $50.0 million and $28.2 million, respectively. The adoption of SFAS No. 158 did not require a restatement of prior periods

Benefit Obligations and Funded Status

The following table presents, for the fiscal years noted, a summary of the changes in the projected benefit obligation, plan assets, and funded status of the company’s domestic and international pension plans and post-retirement plan.

	Pension Benefits				Post-Retirement Benefits

	2008		2007		2008	2007

(In millions)	Domestic	International	Domestic	International

Change in benefit obligation:
Benefit obligation at beginning of year	$274.5	$77.9	$255.9	$73.4	$17.3	$16.1
Service cost	8.1	2.3	8.8	2.2	–	–
Interest cost	16.1	4.3	16.0	3.7	0.9	1.0
Amendments	1.7	–	–	–	–	–
Foreign exchange impact	–	(0.1)	–	3.9	–	–
Actuarial (gain)/loss	(15.9)	4.9	7.5	(4.8)	(3.6)	1.4
Employee contributions	–	0.5	–	0.5	–	–
Benefits paid	(16.6)	(1.1)	(13.7)	(1.0)	(1.2)	(1.2)

Benefit obligation at end of year	$267.9	$88.7	$274.5	$77.9	$13.4	$17.3

Change in plan assets:
Fair value of plan assets at beginning	$284.3	$72.8	$252.1	$54.5	$–	$–
of year
Actual return on plan assets	(4.9)	(4.9)	44.3	10.7	–	–
Foreign exchange impact	–	–	–	3.3	–	–
Employer contributions	0.4	3.6	1.6	4.8	1.2	1.2
Employee contributions	–	0.5	–	0.5	–	–
Benefits paid	(16.6)	(1.1)	(13.7)	(1.0)	(1.2)	(1.2)

Fair value of plan assets at end of year	263.2	70.9	284.3	72.8	–	–

Over (under) funded status at end of year	$(4.7)	$(17.8)	$9.8	$(5.1)	$(13.4)	$(17.3)

The components of the amounts recognized in the Consolidated Balance Sheets are as follows.

	Pension Benefits				Post-Retirement Benefits

	2008		2007		2008	2007

(In millions)	Domestic	International	Domestic	International

Non-current assets	$–	$–	$9.8	$–	$–	$–
Current liabilities	(0.1)	–	–	–	(1.5)	–
Non-current liabilities	(4.6)	(17.8)	–	(5.1)	(11.9)	(17.3)

	$(4.7)	$(17.8)	$9.8	$(5.1)	$(13.4)	$(17.3)

The accumulated benefit obligation for the company’s domestic employee benefit plans totaled $264.1 million and $274.5 million as of the end of fiscal years 2008 and 2007, respectively. For its international plans, these amounts totaled $81.5 million and $69.5 million as of the same dates, respectively.

The components of the amounts recognized in accumulated other comprehensive loss before the effect of income taxes are as follows.

	Pension Benefits				Post-Retirement Benefits

	2008		2007		2008	2007

(In millions)	Domestic	International	Domestic	International

Unrecognized net actuarial loss
	$77.1	$26.3	$71.5	$12.9	$4.0	$8.0
Unrecognized prior service cost	(8.9)	–	(11.7)	–	0.3	0.3
Unrecognized transition amount	–	0.1	–	0.1	–	–

	$68.2	$26.4	$59.8	$13.0	$4.3	$8.3

Components of Net Periodic Benefit Costs and Other Changes Recognized in Other Comprehensive Income
The following table is a summary of the annual cost of the company’s pension and post-retirement plans.

	Pension Benefits			Post-Retirement Benefits

Net periodic benefit cost (In millions)	2008	2007	2006	2008	2007	2006

Domestic:
Service cost	$8.1	$8.8	$8.3	$–	$–	$–
Interest cost	16.1	16.0	14.3	0.9	1.0	1.0
Expected return on plan assets	(21.7)	(21.2)	(21.1)	–	–	–
Plan amendment	0.9	–	–	–	–	–
Net amortization	3.2	2.5	2.0	0.4	0.8	0.6

Net periodic benefit cost	$6.6	$6.1	$3.5	$1.3	$1.8	$1.6

International:
Service cost	$2.3	$2.2	$1.7
Interest cost	4.3	3.7	3.1
Expected return on plan assets	(5.1)	(4.3)	(3.4)
Net amortization	0.6	1.6	1.0

Net periodic benefit cost	$2.1	$3.2	$2.4

Total net periodic benefit cost	$8.7	$9.3	$5.9	$1.3	$1.8	$1.6

The net prior service credit and actuarial loss included in accumulated other comprehensive income expected to be recognized in net periodic benefit cost during fiscal 2009 is $(2.0) million ($(1.3) million, net of tax) and $4.5 million ($2.9 million, net of tax), respectively.

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Income) Loss

(In millions)	2008 Pension Benefits	2008 Post-Retirement Benefits

Domestic
Prior service cost	$0.8	$–
Net actuarial (gain) loss	10.8	(3.6)
Net amortization	(3.2)	(0.4)

Total recognized in other comprehensive (income)loss	$8.4	$(4.0)
Total recognized net pension (income) cost and
other comprehensive (income) loss	$15.0	$(2.7)

International
Net actuarial loss	$14.0
Net amortization	(0.6)

Total recognized in other comprehensive loss	$13.4
Total recognized net pension cost and
other comprehensive loss	$15.5

Total:
Total recognized in other comprehensive (income)loss	$21.8	$(4.0)
Total recognized net pension (income) cost and
other comprehensive (income) loss	$30.5	$(2.7)

Actuarial Assumptions

The weighted-average actuarial assumptions used to determine the benefit obligation amounts as of the end of the fiscal year for the company's pension plans and post-retirement plans are as follows.

	2008		2007		2006

	U.S.	International	U.S.	International	U.S.	International

(Percentages)
Discount rate	6.75	6.25	6.00	5.50	6.50	5.00
Compensation increase rate	4.50	5.00	4.50	4.50	4.50	4.25

The weighted-average actuarial assumptions used to determine the net periodic benefit cost are established at the end of the previous fiscal year for the subsequent fiscal years as follows.

	2008		2007		2006

	U.S.	International	U.S.	International	U.S.	International

(Percentages)
Discount rate	6.00	5.50	6.50	5.00	5.75	5.25
Compensation increase rate	4.50	4.50	4.50	4.25	4.50	4.25
Expected return on plan assets	8.50	7.75	8.50	7.75	8.50	8.00

In calculating post-retirement benefit obligations, a 9.3 percent annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2008, decreasing gradually to 5.0 percent by 2014 and remaining at that level thereafter. For purposes of calculating post-retirement benefit costs, a 10.0 percent annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2007, decreasing gradually to 5.0 percent by 2014 and remaining at that level thereafter.

Assumed health care cost-trend rates have a significant effect on the amounts reported for retiree health care costs. A one-percentage-point change in the assumed health care cost-trend rates would have the following effects:

(In millions)	1 Percent Increase	1 Percent Decrease

Effect on total fiscal 2008 service and interest cost components	$–	$–
Effect on post-retirement benefit obligation at May 31, 2008	$0.5	$(0.	5)

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

The asset allocation for the company’s primary pension plans at the end of fiscal 2008 and 2007 and the target allocation by asset category are as follows:

Primary Domestic Plan

	Targeted Asset Allocation Percentage	Actual Percentage of Plan Assets at Year end

Asset Category		2008	2007

Equities	59 – 80	73.8	77.7
Fixed Income	20 – 28	25.7	21.7
Other(1)	0 – 5	0.5	0.6

Total		100.0	100.0

Primary International Plan

	Targeted Asset Allocation Percentage	Actual Percentage of Plan Assets at Year end

Asset Category		2008	2007

Equities	60 – 90	63.8	83.9
Fixed Income	10 – 30	26.2	8.8
Other(1)	0 – 10	10.0	3.5
Real Estate	0	–	3.8

Total		100.0	100.0

(1)Primarily includes cash and equivalents.

Cash Flows
The company is currently determining what voluntary pension plan contributions, if any, will be made in fiscal 2009. Actual contributions will be dependent upon investment returns, changes in pension obligations, and other economic and regulatory factors.

In August 2006, the Pension Protection Act of 2006 (the “Act”) was signed into law. Beginning in 2008, the Act replaces prevailing statutory minimum funding requirements, and will generally require contributions to the Company’s U.S. defined benefit pension plans in amounts necessary to fund the cost of currently-accruing benefits, and to fully-fund any unfunded accrued benefits over a period of seven years. In the long term, the new law is not expected to materially change aggregate contributions required to be made to the U.S. pension plans, although such contributions may vary on a year to year basis from what otherwise would have been required. The extent of these variations is not expected to have a material impact on the Company’s financial position or cash flows.

The following represents a summary of the benefits expected to be paid by the company in future fiscal years. These expected benefits were estimated based on the same actuarial valuation assumptions used to determine benefit obligations at May 31, 2008.

(In millions)

	Post-Retirement Benefits

	Pension Benefits	Before Medicare Act Subsidy	Effects of Medicare Act Subsidy	After Medicare Act Subsidy

Domestic:
2009	$23.0	$1.7	$(0.2)	$1.5
2010	24.4	1.7	(0.2)	1.5
2011	23.9	1.7	(0.2)	1.5
2012	24.9	1.7	(0.2)	1.5
2013	22.3	1.6	(0.2)	1.4
2014-2018	121.0	7.3	(1.2)	6.1

International:
2009	$1.0
2010	1.1
2011	1.2
2012	1.4
2013	2.2
2014-2018	15.7

Profit Sharing and 401(k) Plan
Herman Miller, Inc. has a trusteed profit sharing plan that includes substantially all domestic employees. These employees are eligible to begin participating on their date of hire. The plan provides for discretionary contributions (payable in the company’s common stock) of not more than 6.0 percent of employees’ wages based on the company’s financial performance. The cost of the company’s profit sharing contributions charged against operations in fiscal 2008, 2007, and 2006, was $11.0 million, $12.2 million, and $13.9 million, respectively.

The company matches 50 percent of employee contributions to their 401(k) accounts up to 6.0 percent of their pay. The cost of the company’s matching contributions charged against operations was approximately $6.8 million, $6.6 million, and $6.7 million, in fiscal 2008, 2007, and 2006, respectively.

13. Common Stock and Per Share Information
The following table reconciles the numerators and denominators used in the calculations of basic and diluted EPS for each of the last three fiscal years.

	2008	2007	2006

Numerators:
Numerators for both basic and diluted EPS, net
earnings	$152.3	$129.1	$99.2

Denominators:
Denominators for basic EPS, weighted-average
common shares outstanding	59,109,284	64,318,034	67,861,900
Potentially dilutive shares resulting from stock
plans	475,632	743,236	639,239

Denominator for diluted EPS	59,584,916	65,061,270	68,501,139

Options to purchase 1,295,762 shares, 710,516 shares, and 369,817 shares of common stock have not been included in the denominator for the computation of diluted earnings per share for the fiscal years ended May 31, 2008, June 2, 2007, and June 3, 2006, respectively, because they were anti-dilutive.

14. Stock-Based Compensation
The company utilizes equity-based compensation incentives as a component of its employee and non-employee director and officer compensation philosophy. Currently, these incentives consist principally of stock options, restricted stock, restricted stock units and performance share units. The company also offers a discounted stock purchase plan for its domestic and international employees. The Company issues shares in connection with its share-based compensation plans from authorized, but unissued, shares.

Valuation and Expense Information
In December 2004, the FASB issued a revision of SFAS No. 123, “Share-Based Payment” (SFAS 123(R)), which supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). SFAS 123(R) generally requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on their grant-date fair market value and to recognize this cost over the requisite service period. The company adopted SFAS 123(R) as of the beginning of its 2007 fiscal year, using the modified prospective method. Under this method, compensation expense recognized by the company in fiscal 2008 and 2007, included: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of June 3, 2006, based on the grant-date fair value estimate in accordance with the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” and (b) compensation cost for all stock-based payments granted subsequent to June 3, 2006, based on the grant-date fair value estimated in accordance with SFAS 123(R). Results of prior periods have not been restated.

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

The company classifies pre-tax stock-based compensation expense primarily within “Operating Expenses” in the Consolidated Statements of Operations. Related expenses charged to “Cost of Sales” are not material. For the years ended May 31, 2008 and June 2, 2007, pre-tax compensation expense for all types of stock-based programs and the related income tax benefit recognized was $6.2 million and $2.1 million, and $4.9 million and $1.6 million, respectively. As a result of adopting SFAS 123(R), the company’s reported pre-tax stock-based compensation expense for the years ended May 31, 2008 and June 2, 2007, was approximately $3.5 million and $3.0 million higher, respectively, than it would have been under APB 25. The incremental stock-based compensation expense effectively reduced basic and diluted earnings per share in fiscal 2008 and 2007, by $0.04 and $0.03 each, respectively.

The following table reconciles reported net earnings and per share information to pro forma net earnings and per share information that would have been reported if the fair value method had been used to account for stock-based employee compensation in fiscal year 2006.

(In millions, except per share data)

2006

Net earnings, as reported	$99.2

Addback: Total stock-based employee compensation expense
included in net earnings, as reported, net of related tax
effects	1.6
Less: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects	(3.4)

Pro forma net earnings	$97.4

Earnings per share:
Basic, as reported	$1.46
Basic, pro forma	$1.44
Diluted, as reported	$1.45
Diluted, pro forma	$1.42

As of May 31, 2008, total pre-tax stock-based compensation cost not yet recognized related to non-vested awards was approximately $7.1 million. The weighted-average period over which this amount is expected to be recognized is 1.68 years.

The company estimated the fair value of employee stock options on the date of grant using the Black-Scholes model. In determining these values, the following weighted-average assumptions were used for the options granted during the fiscal years indicated.

	2008	2007	2006(5)

Risk-free interest rates(1)	3.13-4.82%	4.33-4.95%	3.72-4.38%
Expected term of options(2)	1.6-5.5 years	1.7-5.0 years	1.6-5.0 years
Expected volatility(3)	28%	28%	30%
Dividend yield(4)	1.0%	1.0%	1.0%
Weighted-average grant-date fair value of
stock options:
Granted with exercise prices equal to the
fair market value of the stock on the
date of grant	$9.55	$9.38	$7.68
Granted with exercise prices greater than
the fair market value of the stock on the
date of grant	$–	$7.48	$8.02

(1)	Represents the U.S. Treasury yield over the same period as the expected option term.
(2)	Represents the period of time that options granted are expected to be outstanding. Based on analysis of historical option exercise activity, the company has determined that all employee groups exhibit similar exercise and post-vesting termination behavior.
(3)	Amount is determined based on analysis of historical price volatility of the company’s common stock over a period equal to the expected term of the options. The company also utilizes a market-based or “implied volatility” measure, on exchange-traded options in the company’s common stock, as a reference in determining this assumption.
(4)	Represents the company’s estimated cash dividend yield over the expected term of options.
(5)	Assumptions used for pro forma purposes.

Stock-based compensation expense recognized in the Consolidated Statements of Operations for the years ended May 31, 2008 and June 2, 2007, has been reduced for estimated forfeitures, as it is based on awards ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the company’s pro forma information, which was required under SFAS No. 123 for comparable periods prior to fiscal 2007, the company accounted for forfeitures as they occurred. The cumulative effect of the change in accounting for forfeitures was not material.

Adoption of SFAS 123(R) also affected the presentation of cash flows. The change is related to tax benefits arising from tax deductions that exceed the amount of compensation expense recognized (excess tax benefits) in the financial statements. For the years ended May 31, 2008 and June 2, 2007, cash flows from operating activities were reduced by $0.1 million and $6.7 million, respectively and cash flows from financing activities were increased by $0.1 million and $6.7 million, respectively, from amounts that would have been reported if the company had not adopted SFAS 123(R). For the year ended June 3, 2006, the amount of tax benefits arising from tax deductions exceeding the amount of compensation expense included in cash flows from operating activities was $3.7 million.

Employee Stock Purchase Program
Under the terms of the company’s Employee Stock Purchase Plan, 4 million shares of authorized common stock were reserved for purchase by plan participants at 85.0 percent of the market price. The company recognized $0.5 million of pre-tax compensation expense related to employee stock purchases for each of the fiscal years ended May 31, 2008 and June 2, 2007.

Stock Option Plans
The company has stock option plans under which options to purchase the company’s stock are granted to employees and non-employee directors and officers at a price not less than the market price of the company’s common stock on the date of grant. All options become exercisable between one year and three years from date of grant and expire two to ten years from date of grant. The options are subject to graded vesting with the related compensation expense recognized on a straight-line basis over the requisite service period. At May 31, 2008, there were 5.9 million shares available for future options.

The following is a summary of the transactions under the company’s stock option plans.

	Shares Under Option	Weighted-Average Exercise Prices	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Millions)

Outstanding at May 28, 2005	5,383,012	$24.64	3.93	$27.9
Granted at Market	110,010	$28.36
Granted>Market	356,713	$33.51
Exercised	(1,451,143)	$23.30
Forfeited	(67,884)	$31.56

Outstanding at June 3, 2006	4,330,708	$25.80	3.88	$20.8
Granted at Market	94,205	$34.87
Granted>Market	385,286	$30.54
Exercised	(1,886,326)	$25.01
Forfeited	(63,751)	$29.72

Outstanding at June 2, 2007	2,860,122	$27.18	4.82	$26.8
Granted at Market	317,902	$31.35
Exercised	(125,301)	$24.03
Forfeited	(58,121)	$30.84

Outstanding at May 31, 2008	2,994,602	$27.68	4.36	$1.5

Ending vested + Expected to vest	2,942,484	$27.61	4.29	$1.5
Exercisable at end of period	2,360,117	$26.68	3.35	$1.5

Pre-tax compensation expense related to these options totaled $3.0 million and $2.5 million for fiscal 2008 and 2007, respectively. On a pro forma basis, compensation expense related to these options totaled $1.6 million for fiscal 2006.

The total pre-tax intrinsic value of options exercised during fiscal 2008, 2007 and 2006 was $.9 million, $19.8 million, and $11.5 million, respectively. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the company’s closing stock price as of the end of the period presented, which would have been received by the option holders had all option holders exercised in-the-money options as of that date.

The following is a summary of stock options outstanding at May 31, 2008.

	Outstanding Stock Options			Exercisable Stock Options

Range of Exercise Price	Shares	Weighted- Average Remaining Contractual Term (Years)	Weighted-Average Exercise Prices	Shares	Weighted- Average Exercise Prices

$16.29-$25.00	1,030,421	3.22	$23.43	1,030,421	$23.43
$25.06-$30.54	1,304,425	3.78	$28.32	1,030,159	$27.81
$31.84-$38.13	659,756	7.29	$33.05	299,537	$33.94

	2,994,602	4.36	$27.68	2,360,117	$26.68

Restricted Stock Grants
The company grants restricted common stock to certain key employees. Shares are granted in the name of the employee, who has all rights of a shareholder, subject to certain restrictions on transferability and a risk of forfeiture. The grants are subject to either cliff-based or graded vesting over a period not to exceed five years, subject to forfeiture if the employee ceases to be employed by the company for certain reasons. After the vesting period, the risk of forfeiture and restrictions on transferability lapse. The company recognizes the related compensation expense on a straight-line basis over the requisite service period. A summary of shares subject to restrictions follows.

	2008		2007		2006

	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value

Outstanding, at beginning of year	106,001	$26.00	140,484	$25.12	184,221	$24.89
Granted	12,922	31.13	5,050	33.68	–	–
Vested	(2,849)	$25.21	(39,533)	$23.87	(43,737)	$24.13

Outstanding, at end of year	116,074	$26.59	106,001	$26.00	140,484	$25.12

Pre-tax compensation expense related to these awards totaled $0.7 million, $0.7 million, and $1.5 million, for the years ended May 31, 2008, June 2, 2007, and June 3, 2006, respectively. The weighted-average remaining recognition period of the outstanding restricted shares at May 31, 2008, was 1.36 years. The fair value on the dates of vesting for shares that vested during the twelve months ended May 31, 2008, was $0.1 million.

Restricted Stock Units
The company grants restricted stock units to certain key employees. This program provides that the actual number of restricted stock units awarded is tied in part to the company’s annual financial performance for the year on which the grant is based. The awards generally cliff-vest after a five-year service period, with prorated vesting under certain circumstances and continued vesting into retirement. Each restricted stock unit represents one equivalent share of the company’s common stock to be awarded, free of restrictions, after the vesting period. Compensation expense related to these awards is recognized over the requisite service period, which includes any applicable performance period. Dividend equivalent awards are granted quarterly. The following is a summary of restricted stock unit transactions for the years ended May 31, 2008, June 2, 2007, and June 3, 2006.

	2008			2007			2006

	Share Units	Aggregate Intrinsic Value in Millions	Weighted-Average Remaining Contractual Term (Years)	Share Units	Aggregate Intrinsic Value in Millions	Weighted-Average Remaining Contractual Term (Years)	Share Units	Aggregate Intrinsic Value in Millions	Weighted-Average Remaining Contractual Term (Years)

Outstanding, at
beginning of year	177,474	$6.5	3.68	80,062	$2.4	4.07	–	–	–
Granted	2,195	–	–	109,318	–	–	83,120	–	–
Forfeited	(8,404)	–	–	(10,379)	–	–	(2,882)	–	–
Released	(2,891)	–	–	(1,527)	–	–	(176)	–	–

Outstanding, at
end of year	168,374	$4.1	2.69	177,474	$6.5	3.68	80,062	$2.4	4.07

Ending vested
+ expected to vest	143,554	$3.6	2.69	154,808	$5.7	3.68	70,105	$2.1	4.07

The company recognized pre-tax compensation expense related to restricted stock units of $0.6 million in fiscal 2008, $1.1 million in fiscal 2007, and $1.1 million in fiscal 2006.

Performance Share Units

The company grants performance share units to certain key employees. No performance share units were granted prior to fiscal 2008. The number of units initially awarded is based on the value of a portion of the participant’s long-term incentive compensation, divided by the fair value of the company’s common stock on the date of grant. Each unit represents one equivalent share of the company’s common stock. The number of common shares ultimately issued in connection with these performance share units is determined based on the company’s financial performance over the related three-year service period. Compensation expense is determined based on the grant-date fair value and the number of common shares projected to be issued, and is recognized over the requisite service period.

The following is a summary of performance share unit transactions for the year ended May 31, 2008.

	2008
	Share Units	Aggregate Intrinsic Value in Millions	Weighted-Average Remaining Contractual Term (Years)

Outstanding, at beginning of year	–	–	–
Granted	95,530
Forfeited	(2,507)

Outstanding, at end of year	93,023	$2.3	2.15
Ending vested + expected to vest	85,434	$2.1	2.15

The company recognized pre-tax compensation expense related to performance stock units of $1.4 million in fiscal 2008.

Deferred Compensation Plan
In 2008 the company discontinued use of the existing Non-qualified Deferred Compensation Plan for new contributions and established the Herman Miller, Inc. Executive Equalization Retirement Plan.

The Non-qualified Deferred Compensation Plan allowed selected employees to defer part or all of their executive incentive cash bonus payment each year. The company could make a matching contribution of 30 percent of the executive’s contribution up to 50 percent of the deferred cash incentive bonus. The company’s matching contribution vested at the rate of 33 1/3 percent annually. In accordance with the terms of the plan, the executive deferral and company matching contribution were placed in a “Rabbi” trust, which invested solely in the company’s common stock. Rabbi trust arrangements offer the executive a degree of assurance for ultimate payment of benefits without causing constructive receipt for income tax purposes. Distributions to the executive from the Rabbi trust can only be made in the form of the company’s common stock. The assets in the Rabbi trust remain subject to the claims of creditors of the company and are not the property of the executive and are, therefore, included as a separate component of shareholders’ equity under the caption Key Executive Deferred Compensation.

The Herman Miller, Inc. Executive Equalization Retirement Plan is a supplemental deferred compensation plan and is available for salary deferrals beginning in January 2008. The plan is available to highly compensated employees who are selected for participation by the Executive Compensation Committee of the Board of Directors. The plan allows participants to defer up to 50% of their base salary and 100% of their incentive cash bonus. Company contributions to the plan “mirror” the amounts the Company would have contributed to the various other retirement plans had the employee’s compensation not been above the statutory ceiling (currently $225,000), subject to a limit of 9.9 percent of compensation. Investment options under this plan are the same as those available under the 401(k) Plan except that company stock is not an investment option under this plan.

In accordance with the terms of the Executive Equalization Plan, the executive deferral and company matching contribution have been placed in a “Rabbi” trust. The assets in the Rabbi trust remain subject to the claims of creditors of the company and are not the property of the executive and are, therefore, included as an asset on the company’s balance sheet.

Director Fees
Company directors may elect to receive their director fees in one or more of the following forms: cash, deferred compensation in the form of shares, unrestricted company stock at the market value at the date of election, or stock options that vest in one year and expire in ten years. The exercise price of the stock options granted may not be less than the market price of the company’s common stock on the date of grant. Under the plan, the Board members received the following in the fiscal years indicated.

	2008	2007	2006

Options	21,746	9,494	28,369
Shares of common stock	16,086	5,637	6,967
Shares through the deferred compensation program	4,334	6,529	8,633

15. Income Taxes
The components of earnings before income taxes and minority interest are as follows.

(In millions)	2008	2007	2006

Domestic	$176.1	$149.9	$124.4
Foreign	54.3	37.1	23.2

Total	$230.4	$187.0	$147.6

The provision (benefit) for income taxes consists of the following.

(In millions)	2008	2007	2006

Current: Domestic – Federal	$62.7	$38.7	$35.7
Domestic – State	5.0	3.7	3.3
Foreign	21.1	12.3	8.3

Subtotal	88.8	54.7	47.3

Deferred: Domestic – Federal	(7.6)	1.6	1.6
Domestic – State	(0.3)	0.9	0.3
Foreign	(2.7)	0.7	(1.5)

Subtotal	(10.6)	3.2	0.4

Total income tax provision	$78.2	$57.9	$47.7

The following table represents a reconciliation of income taxes at the United States statutory rate with the effective tax rate as follows.

(In millions)	2008	2007	2006

Income taxes computed at the United States
statutory rate of 35%	$80.7	$65.5	$51.7
Increase (decrease) in taxes resulting from:
Manufacturing deduction under the American
Jobs Creation Act of 2004	(3.4)	(1.2)	(0.7)
Other, net	0.9	(6.4)	(3.3)

Income tax expense	$78.2	$57.9	$47.7

Effective tax rate	33.9%	31.0%	32.3%

In fiscal 2007, the company was granted a tax holiday from the Ningbo Economic and Technological Development Commission in China. This agreement provides, starting with the first year of cumulative profits, for the company to be taxed at a reduced rate for five years. As of January 1, 2008 the company’s Ningbo, China operations has started the first year of the tax holiday.

The tax effects and types of temporary differences that give rise to significant components of the deferred tax assets and liabilities at May 31, 2008 and June 2, 2007, are as follows.

(In millions)	2008		2007

Deferred tax assets:
Compensation-related accruals	$9.9		$6.8
Accrued pension and post-retirement benefit obligations	15.0		8.2
Reserves for inventory	2.3		1.6
Reserves for uncollectible accounts and notes receivable	2.6		1.9
Warranty	4.6		4.6
State and local tax net operating loss carryforwards	3.7		4.4
Tax basis in property in excess of book basis	–		3.7
State credits	1.8		1.8
Foreign tax net operating loss carryforwards	5.2		5.2
Foreign tax credits	3.5		2.8
Other	11.9		7.8

Subtotal	60.5		48.8
Valuation allowance	(8.3)		(9.2)

Total	$52.2		$39.6

Deferred tax liabilities:
Capitalized software costs	$(0.1)		$(18.	3)
Book basis in property in excess of tax basis	(15.8)		–
Prepaid employee benefits	(5.9)		(5.6)
Other	(1.4)		(2.1)

Total	$(23.	2)	$(26.	0)

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

At May 31, 2008, the company had state and local tax NOL carryforwards of $57.8 million, the tax benefit of which is $3.7 million, which have various expiration periods from one to twenty years. The company also had state credits with a tax benefit of $1.8 million that expire in one to ten years. For financial statement purposes, the NOL carryforwards and state tax credits have been recognized as deferred tax assets, subject to a valuation allowance of $4.0 million.

At May 31, 2008, the company had foreign NOL carryforwards of $17.6 million, the tax benefit of which is $5.2 million, which have expiration periods from three years to unlimited in term. The company also had foreign tax credits with a tax benefit of $3.5 million that expire in eight to ten years. For financial statement purposes, NOL carryforwards and foreign tax credits have been recognized as deferred tax assets, subject to a valuation allowance of $4.3 million.

The company has not provided for United States income taxes on undistributed earnings of foreign subsidiaries totaling approximately $116.0 million. Recording deferred income taxes on these undistributed earnings is not required, because these earnings have been deemed to be permanently reinvested. These amounts would be subject to possible U.S. taxation only if remitted as dividends. The determination of the hypothetical amount of unrecognized deferred U.S. taxes on undistributed earnings of foreign entities is not practicable.

The company adopted the provisions of FIN 48 on June 3, 2007. Prior to the adoption of FIN 48, the company had income tax accruals of $5.2 million associated with tax benefits claimed on tax returns but not recognized for financial statement purposes (“unrecognized tax benefits”). As a result of the adoption of FIN 48, the company recorded an increase in liabilities for unrecognized tax benefits of $0.8 million, which was recorded as a reduction to beginning retained earnings in fiscal 2008. The components of the company's unrecognized tax benefits are as follows.

(in millions)

Balance at June 3, 2007	$6.0
Increases related to current year income tax positions	1.9
Increases related to prior year income tax positions	0.8
Decreases related to prior year income tax positions	(0.5)
Decreases related to lapse of applicable statue of limitations	(1.0)

Balance at May 31, 2008	$7.2

The company’s effective tax rate would have been affected by the $7.2 million of unrecognized tax benefits had this amount been recognized as a reduction to income tax expense.

The company recognizes interest and penalties related to unrecognized tax benefits through income tax expense in its statement of operations. Interest and penalties recognized in the company’s Consolidated Statements of Operations for the year ended May 31, 2008 was $0.2. The company has also reserved approximately $0.2 million for interest and penalties related to the adoption of FIN 48, which was recorded as a reduction to beginning retained earnings in fiscal 2008. As of May 31, 2008, the company’s recorded liability for interest and penalties related to unrecognized tax benefits totaled $0.9 million.

The company is subject to periodic audits by domestic and foreign tax authorities. Currently, the company is undergoing routine periodic audits in both domestic and foreign tax jurisdictions. It is reasonably possible that the amounts of unrecognized tax benefits could change in the next 12 months as a result of new positions that may be taken on income tax returns, settlement of tax positions and the closing of statues of limitation. It is not expected that any of the changes will be material to the company’s Consolidated Statement of Operations.

For the majority of tax jurisdictions, the company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for fiscal years before 2004.

16. Fair Value of Financial Instruments
The carrying amount of the company’s financial instruments included in current assets and current liabilities approximates fair value due to their short-term nature. As of May 31, 2008 and June 2, 2007, the company estimates that the fair value of notes receivable approximates the related carrying values. The company intends to hold these notes to maturity and has recorded allowances to reflect the expected net realizable value. As of May 31, 2008, the carrying value of the company’s long-term debt, including both current maturities and the fair value of the company’s interest rate swap arrangements, was $375.5 million with a corresponding fair market value of $370.1 million. At June 2, 2007, the carrying value and fair market value was $176.2 million and $181.2 million, respectively.

17. Financial Instruments with Off-Balance Sheet Risk
The company has periodically utilized financial instruments to manage its foreign currency volatility at the transactional level as well as its exposure to interest rate fluctuations.

Foreign Currency Contracts
In the normal course of business, the company enters into contracts denominated in foreign currencies. The principal foreign currencies in which the company conducts its business are the British Pound Sterling, Euro, Canadian dollar, Japanese Yen, Mexican Peso, and Chinese Renminbi. As of May 31, 2008, the company had outstanding, five forward currency instruments designed to offset either net asset or net liability exposure that is denominated in non-functional currencies. Three forward contracts were placed in order to offset 4.0 million Euro-denominated net asset exposure that is denominated in a non-functional currency. Two forward contracts were placed to offset a 6.0 million U.S. dollar-denominated net liability exposure in China. At June 2, 2007, the company had outstanding, three forward currency instruments designed to offset 4.0 million Euro-denominated exposure. At May 31, 2008, the fair value of the forward currency instruments was $0.1 million, and negligible at June 2, 2007.

Interest Rate Swaps
In November 2003, the company entered into two fixed-to-floating interest rate swap agreements. The first which expires March 15, 2011, effectively converts $50.0 million of fixed-rate debt securities to a floating-rate basis. The fair value of this swap instrument, which is based upon expected LIBOR rates over the remaining term of the instrument, was approximately $.5 million at May 31, 2008, and is reflected as an addition to long-term debt and an offsetting addition to non-current assets in the Consolidated Balance Sheets. As of June 2, 2007, the fair value of approximately $(1.8) million is reflected as a reduction to long-term debt and an offsetting addition to other long-term liabilities. The floating interest rate for this agreement is based on the six-month LIBOR, set in-arrears at the end of each semi-annual period, and is estimated to be approximately 5.6 percent and 8.0 percent at May 31, 2008, and June 2, 2007, respectively. The next scheduled interest rate reset date is in September 2008.

The second agreement, which expired March 5, 2008, effectively converted $3.0 million of fixed-rate private placement debt to a floating-rate basis. This agreement expired concurrently with the final payment of the underlying debt. The fair value of this swap instrument, which is based upon expected LIBOR rates over the remaining term of the instrument, was approximately $(0.1) million at June 2, 2007, and is reflected as a reduction to long-term debt and an offsetting addition to other long-term liabilities in the Consolidated Balance Sheets.

As of May 31, 2008, a total of $50.0 million of the company’s outstanding debt was effectively converted to a variable-rate basis as a result of the remaining interest rate swap arrangement. This swap is a fair-value hedge and qualifies for hedge-accounting treatment using the “short-cut” method under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Under this accounting treatment, the change in the fair value of the interest rate swap is equal to the change in value of the related hedged debt and, as a result, there is no net effect on earnings. The agreement requires the company to pay floating-rate interest payments in return for receiving fixed-rate interest payments that coincide with the semi-annual payments to the debt holders at the same date.

The counterparty to the remaining swap instrument is a large financial institution which the company believes is of high-quality creditworthiness. While the company may be exposed to potential losses due to the credit risk of non-performance by this counterparty, such losses are not anticipated.

These swap arrangements effectively reduced interest expense by $0.4 million in fiscal 2008, and increased interest expense by $0.6 million and $0.3 million in fiscal 2007 and fiscal 2006, respectively.

18. Supplemental Disclosures of Cash Flow Information
The following table presents the adjustments to reconcile net earnings to net cash provided by operating activities.

(In millions)	2008	2007	2006

Depreciation	$41.1	$39.7	$40.5
Amortization	2.1	1.5	1.1
Provision for losses on accounts receivable and notes
receivable	3.8	(0.6)	0.5
Provision for losses on financial guarantees	(0.1)	(0.2)	0.1
Minority interest	(0.1)	–	0.7
Loss on sales of property and equipment	1.1	1.5	1.3
Gain on disposal of owned dealers	(0.9)	–	(0.3)
Deferred taxes	(10.6)	3.2	0.4
Pension and other post-retirement benefits	5.5	3.9	(18.5)
Stock-based compensation	6.2	4.9	2.6
Excess tax benefits from stock-based compensation	(0.1)	(6.7)	–
Other liabilities	1.9	0.3	2.9
Other	(0.4)	(1.9)	(0.5)
Changes in current assets and liabilities:
Decrease (increase) in assets:
Accounts receivable	(21.3)	(14.8)	(7.6)
Inventories	2.6	(9.0)	(8.7)
Prepaid expenses and other	(2.6)	(6.3)	3.0
Increase (decrease) in liabilities:
Accounts payable	6.1	(1.8)	7.5
Accrued liabilities	27.0	(5.1)	26.2

Total changes in current assets and liabilities	11.8	(37.0)	20.4

Total adjustments	$61.3	$8.6	$51.2

Cash payments for interest and income taxes were as follows.

(In millions)	2008	2007	2006

Interest paid	$13.1	$13.5	$13.8
Income taxes paid, net of cash received	$75.7	$57.6	$45.0

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

(In millions)	2008	2007

Accrual balance, beginning	$14.6	$14.9
Accrual for warranty matters	15.2	12.3
Settlements and adjustments	(14.9)	(12.6)

Accrual balance, ending	$14.9	$14.6

Other Guarantees
The company has entered into separate agreements to guarantee the debt of two independent contract furniture dealerships. In accordance with the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others” (FIN 45), the company initially recorded an expense equal to the estimated fair values of these guarantees. The maximum financial exposure assumed by the company as a result of these arrangements totaled $0.4 million and $0.5 million as of May 31, 2008 and June 2, 2007, respectively. Guarantees of $0.3 million and $0.4 million are reflected under the caption “Other Liabilities” in the Consolidated Balance Sheets as of May 31, 2008 and June 2, 2007, respectively.

The company is periodically required to provide performance bonds in order to conduct business with certain customers. These arrangements are common and generally have terms ranging between one and three years. The bonds are required to provide assurances to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The performance bonds are provided by various bonding agencies and the company is ultimately liable for claims that may occur against them. As of May 31, 2008, the company had a maximum financial exposure related to performance bonds of approximately $12.7 million. The company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company’s financial statements. Accordingly, no liability has been recorded as of May 31, 2008 and June 2, 2007.

The company periodically enters into agreements in the normal course of business, which may include indemnification clauses regarding patent/trademark infringement and service losses. Service losses represent all direct or consequential loss, liability, damages, costs and expenses incurred by the customer or others resulting from services rendered by the company, the dealer, or certain sub-contractors due to a proven negligent act. The company has no history of claims, nor is it aware of circumstances that would require it to perform under these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company’s financial statements. Accordingly, no liability has been recorded as of May 31, 2008 and June 2, 2007.

The company has entered into standby letter of credit arrangements for the purpose of protecting various insurance companies against default on the payment of certain premiums and claims. A majority of these arrangements are related to the company’s wholly-owned captive insurance company. As of May 31, 2008, the company had a maximum financial exposure from these insurance-related standby letters of credit of approximately $13.1 million. The company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company’s financial statements. Accordingly, no liability has been recorded as of May 31, 2008 and June 2, 2007.

Contingencies
In the fourth quarter of fiscal 2008, the company reached an agreement with the New York, Michigan, and Illinois Attorneys General on all matters related to an inquiry of the Minimum Advertised Price Policy maintained by the company’s Herman Miller for the Home division. In reaching the settlement, all parties acknowledged that the agreement does not constitute either an admission or denial of liability or wrongdoing. The agreement, which was reached through a consent decree filed with the United States District Court in New York, required the company to pay a total of $0.75 million. This amount was previously recorded within “Other Liabilities” on the company’s Consolidated Balance Sheets.

The company leases a facility in the United Kingdom under an agreement that expired in March 2008. Under the terms of the lease, the company is required to perform the maintenance and repairs necessary to address the general dilapidation of the facility over the lease term. The ultimate cost of this provision to the company is dependent on a number of factors including, but not limited to, the future use of the facility by the lessor and whether the company chooses and is permitted to renew the lease term. The company has estimated the cost of these maintenance and repairs to be between $0 and $3 million, depending on the outcome of future plans and negotiations. Based on existing circumstances, it is estimated that these costs will most likely approximate $1.0 million, as of May 31, 2008, and was estimated to be $0.5 million as of June 2, 2007. As a result, these amounts have been recorded as a liability reflected under the caption “Other Liabilities” in the Consolidated Balance Sheets.

The company has a lease obligation in the UK until May 2014 for a facility that it previously exited. The company believes it will be able to assign or sublet the lease for the majority of the remaining lease term to another tenant at current market rates. However, current market rates for comparable office space are lower than the rental payments owed under the lease agreement. As such, the company would remain liable to pay the difference. As a result, the estimated liability of $2.0 million and $1.4 million is reflected under the caption “Other Liabilities” in the Consolidated Balance Sheets at May 31, 2008 and June 2, 2007, respectively.

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

20. Operating Segments
The company is comprised of two primary operating segments as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information;” North American Furniture Solutions and non-North American Furniture Solutions.

The North American Furniture Solutions segment includes the operations associated with the design, manufacture, and sale of furniture products for work-related settings, including office and healthcare environments, throughout the United States, Canada, and Mexico. The business associated with the company’s owned contract furniture dealers is also included in the North American Furniture Solutions segment. The non-North American Furniture Solutions segment includes the operations associated with the design, manufacture, and sale of furniture products, primarily for work-related settings, outside of North America.

The company also reports an “Other” category consisting primarily of its North American residential furniture business as well as other business activities such as Convia, and unallocated corporate expenses. North American Home includes the operations associated with the design, manufacture and sale of furniture products for residential settings in the United States, Canada, and Mexico. The start-up businesses are discrete operations, such as Convia, Inc., or activities aimed at developing innovative products to serve current and new markets.

The performance of the operating segments is evaluated by the company’s management using various financial measures. The following is a summary of certain key financial measures for the respective fiscal years indicated.

(In millions)	2008	2007	2006

Net Sales:
North American Furniture Solutions	$1,636.3	$1,563.6	$1,448.0
Non-North American Furniture Solutions	323.5	278.5	216.9
Other	52.3	76.8	72.3

Total	$2,012.1	$1,918.9	$1,737.2

Depreciation and Amortization:
North American Furniture Solutions	$36.5	$35.7	$36.5
Non-North American Furniture Solutions	4.6	4.4	4.0
Other	2.1	1.1	1.1

Total	$43.2	$41.2	$41.6

Operating Earnings:
North American Furniture Solutions	$195.9	$161.7	$139.9
Non-North American Furniture Solutions	47.3	28.9	14.1
Other	3.4	7.5	3.7

Total	$246.6	$198.1	$157.7

Capital Expenditures:
North American Furniture Solutions	$33.2	$34.1	$39.0
Non-North American Furniture Solutions	5.7	4.8	9.1
Other	1.6	2.4	2.7

Total	$40.5	$41.3	$50.8

Total Assets:
North American Furniture Solutions	$594.9	$507.0	$512.2
Non-North American Furniture Solutions	159.2	133.1	130.1
Other	29.1	26.1	25.7

Total	$783.2	$666.2	$668.0

The accounting policies of the reportable operating segments are the same as those of the company, which are disclosed in further detail within Note 1. Additionally, the company employs a methodology for allocating corporate costs and assets to the operating segments. The underlying objective of this methodology is to allocate corporate costs according to the relative “usage” of the underlying resources and to allocate corporate assets according to the relative expected benefit. The company has determined that allocation based on relative net sales is most appropriate for all expenses. The majority of corporate costs are allocated to the operating segments; however, certain costs that are generally considered the result of isolated business decisions are not subject to allocation and are evaluated separately from the rest of the regular ongoing business operations. The net restructuring charges of $5.1 million recorded in fiscal 2008, and discussed in Note 21, were allocated to the “Other” category.

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

(In millions)	2008	2007	2006

Net sales:
Systems	$579.7	$565.2	$530.6
Seating	489.1	481.7	421.1
Freestanding and storage	295.9	288.0	277.1
International(1)	481.0	408.9	336.1
Other(2)	166.4	175.1	172.3

Total	$2,012.1	$1,918.9	$1,737.2

(1)The company has determined that the disclosure of international product line information is not practicable.
(2) “Other” primarily consists of miscellaneous or otherwise uncategorized product sales and service sales.

Sales by geographic area are based on the location of the customer. Long-lived assets consist of long-term assets of the company, excluding financial instruments and deferred tax assets. The following is a summary of geographic information for the respective fiscal years indicated. Individual foreign country information is not provided as none of the individual foreign countries in which the company operates are considered material for separate disclosure based on quantitative and qualitative considerations.

(In millions)	2008	2007	2006

Net Sales:
United States	$1,531.1	$1,510.0	$1,401.1
International(1)	481.0	408.9	336.1

Total	$2,012.1	$1,918.9	$1,737.2

Long-Lived Assets:
United States	$243.3	$238.4	$241.4
International(1)	34.9	37.9	29.6

Total	$278.2	$276.3	$271.0

(1)International is defined as outside the U.S.

It is estimated that no single dealer accounted for more than 4 percent of the company’s net sales in the fiscal year ended May 31, 2008. It is also estimated that the largest single end-user customer accounted for approximately 7 percent of the company’s net sales with the 10 largest customers accounting for approximately 16 percent of net sales.

Approximately 6 percent of the company’s employees are covered by collective bargaining agreements, most of whom are employees of its Integrated Metal Technology, Inc., and Herman Miller Limited (U.K.) subsidiaries.

21. Restructuring Charges
During the second quarter of fiscal 2008, the company executed a restructuring plan (“the Plan”) that reduced operating expenses in order to improve operating performance, profitability and further enhance productivity and efficiencies. The Plan eliminated approximately 150 full-time positions, primarily in West Michigan. In connection with the Plan, the company recorded $5.2 million of pre-tax charges and $(0.1) million of adjustments for employee severance and outplacement costs. These charges have been reflected separately as restructuring expenses in the Consolidated Statements of Operations. Refer to Note 20 for a discussion of the Plan’s impact on the company’s reportable operating segments.

The following is a summary of changes in restructuring accruals during fiscal 2008.

(In millions)	Severance and Outplacement Costs

Balance as of June 2, 2007	$–
Restructuring expenses	5.2
Adjustments	(0.1)
Cash payments	(4.5)

Balance as of May 31, 2008	$0.6

Management’s Report on Internal Control over Financial Reporting

To the Board of Directors and Shareholders of Herman Miller, Inc.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of May 31, 2008, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes the Company’s internal control over financial reporting was effective as of May 31, 2008.

Ernst & Young LLP has issued an attestation report on the effectiveness of our internal control over financial reporting, which appears on page 80.

/s/ Brian C. Walker
——————————————
Brian C. Walker
Chief Executive Officer

/s/ Curtis S. Pullen
——————————————
Curtis S. Pullen
Chief Financial Officer

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Board of Directors and Shareholders of Herman Miller, Inc.

We have audited Herman Miller Inc.‘s internal control over financial reporting as of May 31, 2008, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Herman Miller. Inc.‘s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Herman Miller, Inc. maintained, in all material respects, effective internal control over financial reporting as of May 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the fiscal 2008 consolidated financial statements of Herman Miller, Inc., and our report dated July 18, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Grand Rapids, Michigan
July 18, 2008

Report of Independent Registered Public Accounting Firm on Financial Statements

To the Board of Directors and Shareholders of Herman Miller, Inc.

We have audited the accompanying consolidated balance sheets of Herman Miller, Inc. and subsidiaries as of May 31, 2008 and June 2, 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three fiscal years in the period ended May 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Herman Miller, Inc. and subsidiaries at May 31, 2008 and June 2, 2007, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended May 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 15 to the consolidated financial statements, in fiscal 2008, the company changed its method of accounting for unrecognized tax benefits as a result of the required adoption of Financial Accounting Standards Board Interpretation No. 48. As discussed in Notes 12 and 14 to the consolidated financial statements, in fiscal 2007, the company changed its method of accounting for pension and post-retirement benefits and stock-based payments as a result of the required adoption of Statements of Financial Accounting Standards No. 158 and 123(R), respectively.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Herman Miller, Inc.‘s internal control over financial reporting as of May 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 18, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Grand Rapids, Michigan
July 18, 2008

Item 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

As defined in Item 304 of Regulation S-K, there have been no changes in, or disagreements with, accountants during the 24-month period ended May 31, 2008.

Item 9A CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of management, the company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2008, and have concluded that as of that date, the company’s disclosure controls and procedures were effective.

(b)

Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of the Independent Registered Public Accounting Firm. Refer to Item 8 for “Management’s Report on Internal Control Over Financial Reporting.”

(c)

Changes in Internal Control Over Financial Reporting. There were no changes in the company’s internal control over financial reporting during the fourth quarter ended May 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B OTHER INFORMATION – None

PART III

Item 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers, Promoters and Control Persons

Information relating to directors and director nominees of the registrant is contained under the caption “Director and Executive Officer Information” in the company’s definitive Proxy Statement, relating to the company’s 2008 Annual Meeting of Shareholders, and the information within that section is incorporated by reference. Information relating to Executive Officers of the company is included in Part I hereof entitled “Executive Officers of the Registrant.”

Compliance with Section 16(a) of the Exchange Act

Information relating to compliance with Section 16(a) of the Exchange Act is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the company’s definitive Proxy Statement, relating to the company’s 2008 Annual Meeting of Shareholders, and the information within that section is incorporated by reference.

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

Corporate Governance

Information relating to the identification of the audit committee, audit committee financial expert, and director nomination procedures of the registrant is contained under the captions “Board Committees” and “Corporate Governance and Board Matters – Director Nominations” in the company’s definitive Proxy Statement, relating to the company’s 2008 Annual Meeting of Shareholders, and the information within these sections is incorporated by reference.

Item 11 EXECUTIVE COMPENSATION

Information relating to management remuneration is contained under the captions “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination, Death, Disability, Retirement or Change in Control,” “Director Compensation,” “Director Compensation Table,” and “Compensation Committee Interlocks and Insider Participation” in the company’s definitive Proxy Statement, relating to the company’s 2008 Annual Meeting of Shareholders, and the information within these sections is incorporated by reference. The information under the caption “Compensation Committee Report” is incorporated by reference, however, such information is not deemed filed with the Commission.

Item 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections entitled “Voting Securities and Principal Shareholders,” “Director and Executive Officer Information,” and “Equity Compensation Plan Information” in the definitive Proxy Statement, relating to the company’s 2008 Annual Meeting of Shareholders, and the information within these sections is incorporated by reference.

Item 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions contained under the captions “Related Person Transactions,” and “Corporate Governance and Board Matters – Determination of Independence of Board Members” in the definitive Proxy Statement, relating to the company’s 2008 Annual Meeting of Shareholders and the information within these sections is incorporated by reference.

Item 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning the payments to our principal accountants and the services provided by our principal accounting firm set forth under the caption “Disclosure of Fees Paid to Independent Auditors” in the Definitive Proxy Statement, relating to the company’s 2008 Annual Meeting of Shareholders, and the information within that section is incorporated by reference.

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

The following financial statement schedule and related Report of Independent Public Accountants on the Financial Statement Schedule are included in this Form 10-K on the pages noted:

Page Number in this Form 10-K

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedule	87
Schedule II– Valuation and Qualifying Accounts and Reserves	88
for the Years Ended May 31, 2008, June 2, 2007,
and June 3, 2006

All other schedules required by Form 10-K Annual Report have been omitted because they were not applicable, included in the Notes to the Consolidated Financial Statements, or otherwise not required under instructions contained in Regulation S-X.

3.	Exhibits

Reference is made to the Exhibit Index which is included on pages 90-93.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERMAN MILLER, INC. /s/ Brian C. Walker —————————————— By Brian C. Walker (President and Chief Executive Officer)	and	/s/ Curtis S. Pullen —————————————— Curtis S. Pullen (Chief Financial Officer)

Date:              July 29, 2008

Pursuant  to the requirements of the Securities Exchange Act of 1934, this report has been signed below on,     July 29, 2008      by the following persons on behalf of the Registrant in the capacities indicated. Each Director of the Registrant, whose signature appears below, hereby appoints Brian C. Walker as his attorney-in-fact, to sign in his or her name and on his or her behalf, as a Director of the Registrant, and to file with the Commission any and all amendments to this Report on Form 10-K.

/s/ Michael A. Volkema
——————————————
Michael A. Volkema
(Chairman of the Board)

/s/ David O. Ulrich
——————————————
David O. Ulrich
(Director)

/s/ Dorothy A. Terrell
——————————————
Dorothy A. Terrell
(Director)

/s/ C. William Pollard
——————————————
C. William Pollard
(Director)

/s/ Douglas D. French
——————————————
Douglas D. French
(Director)

/s/ J. Barry Griswell
——————————————
J. Barry Griswell
(Director)	/s/ Lord Griffiths of Fforestfach
——————————————
Lord Griffiths of Fforestfach
(Director)

/s/ Mary Vermeer Andringa
——————————————
Mary Vermeer Andringa
(Director)

/s/ James R. Kackley
——————————————
James R. Kackley
(Director)

/s/ John R. Hoke III
——————————————
John R.Hoke III
(Director)

/s/ Paget L. Alves
——————————————
Paget L. Alves
(Director)

/s/ Brian C. Walker
——————————————
Brian C. Walker
(President, Chief Executive Officer, and Director)

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

The Board of Directors and Shareholders of Herman Miller, Inc.

We have audited the consolidated financial statements of Herman Miller, Inc. and subsidiaries as of May 31, 2008 and June 2, 2007, and for each of the three fiscal years in the period ended May 31, 2008, and have issued our report thereon dated July 18, 2008 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Grand Rapids, Michigan
July 18, 2008

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Column A	Column B	Column C		Column D	Column E

Description	Balance at beginning of period	Charges to expenses or net sales	Acquired Reserves	Deductions(2)	Balance at end of period

Year ended May 31, 2008:
Accounts receivable allowances - uncollectible accounts(1)	$4.3	$2.6	$–	$(1.9)	$5.0

Accounts Receivable allowances - credit memo(2)	$0.6	$8.2	$–	$(8.2)	$0.6

Allowance for possible losses on notes receivable	$1.9	$1.1	$–	$0.2	$3.2

Valuation allowance for deferred tax asset	$9.2	$(0.9)	$–	$–	$8.3

Year ended June 2, 2007:
Accounts receivable allowances - uncollectible accounts(1)	$4.5	$0.1	$–	$(0.3)	$4.3

Accounts receivable allowances - credit memo(2)	$0.5	$8.3	$–	$(8.2)	$0.6

Allowance for possible losses on notes receivable	$2.6	$(0.7)	$–	$–	$1.9

Valuation allowance for deferred tax asset	$13.6	$(4.4)	$–	$–	$9.2

Year ended June 3, 2006:
Accounts receivable allowances - uncollectible accounts(1)	$5.1	$0.2	$–	$(0.8)	$4.5

Accounts Receivable allowances - credit memo(2)	$0.5	$3.2	$–	$(3.2)	$0.5

Allowance for possible losses on notes receivable	$1.4	$0.3	$–	$0.9	$2.6

Valuation allowance for deferred tax asset	$15.1	$(1.5)	$–	$–	$13.6

(1)Activity under the "Charges to expense or net sales" column are recorded within selling, general and administrative expenses.
(2)Activity under the "Charges to expenses or net sales" column are recorded within net sales.
(3)Represents amounts written off, net of recoveries and other adjustments. Includes effects of foreign translation.

EXHIBIT INDEX

(3)	Articles of Incorporation and Bylaws

(a)	Articles of Incorporation are incorporated by reference from Exhibit 3(a) and 3(b) of the Registrant’s 1986 Form 10-K Annual Report.

(b)	Certificate of Amendment to the Articles of Incorporation, dated October 15, 1987, is incorporated by reference from Exhibit 3(b) of the Registrant’s 1988 Form 10-K Annual Report.

(c)	Certificate of Amendment to the Articles of Incorporation, dated May 10, 1988, is incorporated by reference from Exhibit 3(c) of the Registrant’s 1988 Form 10-K Annual Report.

(d)	Amended and Restated Bylaws, dated July 21, 2008, are incorporated by reference from Exhibit 99.3 of the Registrant’s Form 8-K filed July 24, 2008.

(4)	Instruments Defining the Rights of Security Holders

(a)	Specimen copy of Herman Miller, Inc., common stock is incorporated by reference from Exhibit 4(a) of Registrant’s 1981 Form 10-K Annual Report.

(b)	Note Purchase Agreement dated March 1, 1996, is incorporated by reference from Exhibit 4(b) of the Registrant’s 1996 Form 10-K Annual Report.

(c)	First Amendment to the Note Purchase Agreement dated February 11, 1999, is incorporated by reference from Exhibit 4(c) of the Registrant’s 1999 Form 10-K Annual Report.

(d)	Second Amendment to the Note Purchase Agreement dated May 15, 2002, is incorporated by reference from Exhibit 4(d) of the Registrant’s 2003 Form 10-K Annual Report.

(e)	Other instruments which define the rights of holders of long-term debt individually represent debt of less than 10% of total assets. In accordance with item 601(b)(4)(iii)(A) of regulation S-K, the Registrant agrees to furnish to the Commission copies of such agreements upon request.

(f)	Dividend Reinvestment Plan for Shareholders of Herman Miller, Inc., dated January 6, 1997, is incorporated by reference from Exhibit 4(d) of the Registrant’s 1997 Form 10-K Annual Report.

(g)	Shareholder Protection Rights Agreement dated as of June 30, 1999 is incorporated by reference from Exhibit 1 of the Registrant’s 8-K/A filed July 16, 1999.

(h)	Note purchase agreement dated as of December 18, 2007 is incorporated by reference from Exhibit 10.2 of the Registrant’s Form 10-Q Quarterly Report for quarter ended December 1, 2007.

(10)	Material Contracts

(a)	Officers’ Supplemental Retirement Income Plan is incorporated by reference from Exhibit 10(f) of the Registrant’s 1986 Form 10-K Annual Report. *

(b)	Officers’ Salary Continuation Plan is incorporated by reference from Exhibit 10(g) of the Registrant’s 1982 Form 10-K Annual Report.*

(c)	Herman Miller, Inc., 1994 Key Executive Stock Purchase Assistance Plan, dated October 6, 1994, is incorporated by reference from Appendix C of the Registrant’s 1994 Proxy Statement. *

(d)	First Amendment to the Herman Miller, Inc., 1994 Key Executive Stock Purchase Assistance Plan, dated April 28, 1998, is incorporated by reference from Exhibit 10(g) of the Registrant’s 1998 Form 10-K Annual Report. *

(e)	Second Amendment to the Herman Miller, Inc., 1994 Key Executive Stock Purchase Assistance Plan, dated October 1, 2001, is incorporated by reference from Exhibit 10(e) of the Registrant’s 2003 Form 10-K Annual Report. *

(f)	Swap Transaction Confirmation dated November 19, 2003, is incorporated by reference from Exhibit 10(v) of the Registrant’s Form 10-Q Quarterly Report for quarter ended November 29, 2003.

(g)	Restricted Share Grant Agreement for Brian Walker dated July 27, 2004, is incorporated by reference from Exhibit 10(x) of the Registrant’s 2004 Form 10-K Annual Report. *

(h)	Form of stock option agreement under the Herman Miller, Inc. 1994 Non-Employee Officer and Director Stock Option Plan, is incorporated by reference from Exhibit 10(z) of the Registrant’s Form 10-Q Quarterly Report for quarter ended August 28, 2004. *

(i)	Form of non-portable option agreement under the Herman Miller, Inc. Long Term Incentive Plan, is incorporated by reference from Exhibit 10(aa) of the Registrant’s Form 10-Q Quarterly Report for quarter ended August 28, 2004. *

(j)	Form of portable stock option agreement under the Herman Miller, Inc. Long Term Incentive Plan, is incorporated by reference from Exhibit 10(ab) of the Registrant’s Form 10-Q Quarterly Report for quarter ended August 28, 2004. *

(k)	Form of Herman Miller, Inc. Long-Term Incentive Plan Restricted Stock Unit Award, is incorporated by reference from Exhibit 99.1 of the Registrant’s Form 8-K dated June 20, 2005. *

(l)	Amendment to the Herman Miller, Inc. Profit Sharing and 401(k) Plan dated July 25, 2005, is incorporated by reference from Exhibit 10(z) of the Registrant’s 2005 Form 10-K Annual Report. *

(m)	Herman Miller, Inc. Long-Term Incentive Plan as amended, effective January 1, 2005, is incorporated by reference from Exhibit 10(aa) of the Registrant’s 2005 Form 10-K Annual Report. *

(n)	Herman Miller, Inc. Amended and Restated Nonemployee Officer and Director Deferred Compensation Stock Purchase Plan, is incorporated by reference from Exhibit 10(bb) of the Registrant’s Form 10-Q Quarterly Report for quarter ended September 3, 2005. *

(o)	Form of Change in Control Agreement is incorporated by reference from Exhibit 99.1 of the Registrant’s Form 8-K dated January 23, 2006. *

(p)	Herman Miller, Inc. Amended and Restated Key Executive Deferred Compensation Plan, dated January 23, 2006, is incorporated by reference from Exhibit 99.2 of the Registrant’s Form 8-K dated January 23, 2006. *

(q)	Fourth Amendment to the Herman Miller, Inc. Profit Sharing and 401(K) Plan dated May 1, 2006 is incorporated by reference from Exhibit 10(bb) of the Registrant’s 2007 Form 10-K Annual Report. *

(r)	Second Amendment to the Integrated Metal Technology, Inc. 401(K) Plan for Bargaining Unit Employees dated May 1, 2006 is incorporated by reference from Exhibit 10(cc) of the Registrant’s 2007 Form 10-K Annual Report. *

(s)	First Amendment to the Integrated Metal Technology, Inc. Bargaining Unit Retirement Plan dated May 1, 2006 is incorporated by reference from Exhibit 10(dd) of the Registrant’s 2007 Form 10-K Annual Report. *

(t)	Herman Miller, Inc. Executive Equalization Retirement Plan is incorporated by reference from Exhibit 99.1 of the Registrant’s Form 8-K dated July 25, 2007.*

(u)	Herman Miller, Inc. Executive Incentive Cash Bonus Plan dated April 24, 2006 is incorporated by reference from Exhibit 10(x) of the Registrant’s 2007 Form 10-K Annual Report. *

(v)	Second Amendment to the Integrated Metal Technology, Inc. Bargaining Unit Retirement Plan dated December 17, 2007 is incorporated by reference from Exhibit 10.1 of the Registrant’s Form 10-Q Quarterly Report for quarter ended December 1, 2007. *

(w)	Credit agreement dated as of December 18, 2007 among Herman Miller, Inc. and various lenders, is incorporated by reference from Exhibit 10.3 of the Registrant’s Form 10-Q Quarterly Report for quarter ended December 1, 2007.

(x)	Herman Miller, Inc., Nonemployee Officer and Director Stock Option Plan (amended and restated) dated December 18, 2007, is incorporated by reference from Exhibit 10.4 of the Registrant’s Form 10-Q Quarterly Report for quarter ended December 1, 2007. *

(y)	Third Amendment to the Integrated Metal Technology, Inc. Bargaining Unit Retirement Plan dated March 25, 2008 is incorporated by reference from Exhibit 10(a) of the Registrant’s Form 10-Q Quarterly Report for quarter ended March 1, 2008. *

(z)	Third Amendment to the Integrated Metal Technology, Inc. 401(K) Plan for Bargaining Unit Employees dated March 25, 2008 is incorporated by reference from Exhibit 10(b) of the Registrant’s Form 10-Q Quarterly Report for quarter ended March 1, 2008. *

(aa)	Collared accelerated share repurchase agreement dated January 3, 2008, is incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K dated January 3, 2008.

(ab)	Accelerated share repurchase agreement dated January 3, 2008, is incorporated by reference from Exhibit 10.2 of the Registrant’s Form 8-K dated January 3, 2008.

(ac)	Form of Herman Miller, Inc. Long-Term Incentive Plan Stock Option Agreement is incorporated by reference from Exhibit 99.1 of the Registrant’s Form 8-K dated July 24, 2008. *

(ad)	Form of Herman Miller, Inc. Long-Term Incentive Plan Performance Share Award is incorporated by reference from Exhibit 99.2 of the Registrant’s Form 8-K dated July 24, 2008. *

*Denotes compensatory plan or arrangement.

(21)	Subsidiaries

(23)(a)	Consent of Independent Registered Public Accounting Firm

(24)	Power of Attorney (Included in Item 15)

(31)(a)	Certificate of the Chief Executive Officer of Herman Miller, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)(b)	Certificate of the Chief Financial Officer of Herman Miller, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)(a)	Certificate of the Chief Executive Officer of Herman Miller, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32)(b)	Certificate of the Chief Financial Officer of Herman Miller, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002