Form 10-Q
period 2008-08-30
MILLER HERMAN INC
filed 2008-10-08
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

[__]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended August 30, 2008	Commission File No. 001-15141

HERMAN MILLER, INC.

A Michigan Corporation 855 East Main Avenue, Zeeland, MI 49464-0302	ID No. 38-0837640 Phone (616) 654 3000

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
Large accelerated filer [ X ] Accelerated filer [__] Non-accelerated filer [__] Smaller reporting company [__]

Indicate  by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [__] No [ X ]

Common Stock Outstanding at October 2, 2008 – 53,634,274 shares

HERMAN MILLER, INC. FORM 10-Q
FOR THE QUARTER ENDED AUGUST 30, 2008
INDEX

Page No.

Part I – Financial Information

Item 1 Condensed Consolidated Balance Sheets –
August 30, 2008, and May 31, 2008	3

Condensed Consolidated Statements of Operations –
Three Months Ended August 30, 2008, and
September 1, 2007	4

Condensed Consolidated Statement of Shareholders' Equity –
Three Months Ended August 30, 2008	5

Condensed Consolidated Statements of Cash Flows –
Three Months Ended August 30, 2008,
and September 1, 2007	6

Notes to Condensed Consolidated Financial Statements	7

Item 2 Management's Discussion and Analysis of
Financial Condition and Results of Operations	19

Item 3 Quantitative and Qualitative Disclosures about Market Risk	29

Item 4 Controls and Procedures	30

Part II – Other Information

Item 1 Legal Proceedings	31

Item 1A Risk Factors	31

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3 Defaults upon Senior Securities – None

Item 4 Submission of Matters to a Vote of Security Holders – None

Item 5 Other Information - None

Item 6 Exhibits	32

Signatures	33

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions Except Share Data)
(Unaudited)

	August 30, 2008	May 31, 2008

ASSETS
Current Assets:
Cash and cash equivalents	$147.8	$155.4
Short-term investments	15.8	15.7
Accounts receivable, net	205.0	209.0
Inventories:
Finished goods	31.6	25.6
Work in process	12.2	13.6
Raw materials	15.8	15.9

Total inventories	59.6	55.1
Prepaid expenses and other	60.6	58.0

Total current assets	488.8	493.2
Property and Equipment, at cost	723.6	723.2
Less - accumulated depreciation	(531.8)	(526.9)

Net property and equipment	191.8	196.3
Other Assets:
Notes receivable, net	0.3	-
Goodwill	42.4	40.2
Other intangible assets, net	15.7	18.1
Other noncurrent assets	36.1	35.4

Total other assets	94.5	93.7

Total Assets	$775.1	$783.2

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities:
Unfunded checks	$6.4	$8.5
Accounts payable	117.4	117.9
Accrued compensation and benefits	52.5	94.2
Unearned revenue	17.1	16.6
Accrued income tax and other taxes	26.2	19.0
Other accrued liabilities	55.2	54.3

Total current liabilities	274.8	310.5
Long-term Liabilities:
Long-term debt, less current maturities	375.8	375.5
Pension and post-retirement benefits	34.3	34.3
Income tax liabilities	10.1	9.8
Other liabilities	29.6	29.7

Total long-term liabilities	449.8	449.3

Total Liabilities	724.6	759.8
Shareholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized, none issued)	–	–
Common stock, $0.20 par value (240,000,000 shares authorized)	11.2	11.1
Additional paid in capital	3.0	–
Retained earnings	105.2	76.7
Accumulated other comprehensive loss	(64.6)	(60.1)
Key executive deferred compensation plans	(4.3)	(4.3)

Total Shareholders' Equity	50.5	23.4

Total Liabilities and Shareholders' Equity	$775.1	$783.2

See accompanying notes to condensed consolidated financial statements

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended

	August 30, 2008	September 1 2007

Net Sales	$479.1	$491.7

Cost of Sales	316.7	324.2

Gross Margin	162.4	167.5

Operating Expenses	105.8	113.8

Operating Earnings	56.6	53.7

Other Expenses (Income):
Interest expense	6.2	3.7
Other, net	(1.0)	(0.3)

Earnings Before Income Taxes	51.4	50.3

Income Tax Expense	18.0	16.8

Net Earnings	$33.4	$33.5

Earnings Per Share - Basic	$0.60	$0.54

Earnings Per Share - Diluted	$0.60	$0.54

Dividends Declared, per share	$0.0880	$0.0880

See accompanying notes to condensed consolidated financial statements

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Dollars in Millions Except Share Data)
(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Key Exec. Deferred Comp.	Total Shareholders' Equity

Balance, May 31, 2008	55,706,997	$11.1	$–	$76.7	$(60.1)	$(4.3)	$23.4

Net earnings	–	–	–	33.4	–	–	33.4
Foreign currency translation adjustment	–	–	–	–	(5.7)	–	(5.7)
Pension and post-retirement liability adjustments	–	–	–	–	1.4	–	1.4
Unrealized holding gain on available-for-sale securities	–	–	–	–	(0.2)	–	(0.2)

Total comprehensive income							28.9
Cash dividends declared	–	–	–	(4.9)	–	–	(4.9)
Exercise of stock options	15,750	–	0.4	–	–	–	0.4
Employee stock purchase plan	30,184	0.1	0.8	–	–	–	0.9
Repurchase and retirement of common stock	(111)	–	–	–	–	–	–
Restricted stock units compensation expense	–	–	0.2	–	–	–	0.2
Stock grants compensation expense	–	–	0.2	–	–	–	0.2
Stock option compensation expense	–	–	0.6	–	–	–	0.6
Performance share units compensation expense	–	–	0.8	–	–	–	0.8

Balance, August 30, 2008	55,752,820	$11.2	$3.0	$105.2	$(64.6)	$(4.3)	$50.5

See accompanying notes to condensed consolidated financial statements

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS
(Dollars in Millions)
(Unaudited)

	Three Months Ended

	August 30, 2008	September 1, 2007

Cash Flows from Operating Activities:
Net earnings	$33.4	$33.5
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	11.2	11.0
Stock-based compensation	1.8	2.1
Pension benefits	1.6	1.5
Gain on sale of dealership	(0.8)	–
Other, net	1.9	1.9
Increase in current assets	(10.2)	(9.3)
Decrease in current liabilities	(35.0)	(8.9)

Net Cash Provided by Operating Activities	3.9	31.8

Cash Flows from Investing Activities:
Short-term investment purchases	(0.9)	(2.2)
Short-term investment sales	0.6	2.1
Capital expenditures	(8.2)	(8.9)
Proceeds from sale of dealership	1.3	–
Other, net	1.6	0.1

Net Cash Used for Investing Activities	(5.6)	(8.9)

Cash Flows from Financing Activities:
Net short-term borrowings	–	30.0
Dividends paid	(4.9)	(5.5)
Common stock issued	1.1	1.8
Common stock repurchased and retired	–	(60.8)

Net Cash Used for Financing Activities	(3.8)	(34.5)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2.1)	0.6

Net Increase (Decrease) in Cash and Cash Equivalents	(7.6)	(11.0)

Cash and Cash Equivalents, Beginning of Period	155.4	76.4

Cash and Cash Equivalents, End of Period	$147.8	$65.4

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position of the company as of August 30, 2008, and the results of its operations and cash flows for the interim periods presented. Operating results for the three-month period ended August 30, 2008, are not necessarily indicative of the results that may be expected for the year ending May 30, 2009. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the company’s Form 10-K filing for the year ended May 31, 2008.

2. FISCAL YEAR
The company’s fiscal year ends on the Saturday closest to May 31. Fiscal 2009, the year ending May 30, 2009, and fiscal 2008, the year ended May 31, 2008, each contained 52 weeks. The first three months of fiscal 2009 and fiscal 2008 each contained 13 weeks.

3. FOREIGN CURRENCY TRANSLATION
The functional currency for foreign subsidiaries is the local currency. The cumulative effects of translating the balance sheet accounts from the functional currency into the United States dollar using period-end exchange rates and translating revenue and expense accounts using average exchange rates for the period is reflected as a component of “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets. The financial statement impact resulting from remeasuring all foreign currency transactions into the appropriate functional currency, which was included in “Other Expenses (Income)” in the Condensed Consolidated Statements of Operations was a net gain of $0.1 million for the three months ended August 30, 2008, and a net loss of $0.3 million for the three months ended September 1, 2007.

4. COMPREHENSIVE INCOME
Comprehensive income consists of net earnings, foreign currency translation adjustments, pension and post-retirement liability adjustments and unrealized holding gain (loss) on “available-for-sale” securities. Comprehensive income was $28.9 million and $34.4 million for the three months ended August 30, 2008, and September 1, 2007, respectively. The following table presents the components of “Accumulated other comprehensive loss” for the period indicated.

(In Millions)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Liability Adjustments (net of tax)	Unrealized Holding Period Gain (Loss) (net of tax)	Total Accumulated Other Comprehensive Income (Loss)

Balance, May 31, 2008	$4.6	$(64.5)	$(0.2)	$(60.1)
Other comprehensive income
(loss) for the three months
ended August 30, 2008	(5.7)	1.4	(0.2)	(4.5)

Balance, August 30, 2008	$(1.1)	$(63.1)	$(0.4)	$(64.6)

5. COMMON STOCK AND EARNINGS PER SHARE
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS).

	Three Months Ended

	August 30, 2008	September 1, 2007

Numerators:
Numerator for both basic and diluted EPS, net earnings (In Millions)	$33.4	$33.5

Denominators:
Denominator for basic EPS, weighted-average common shares outstanding	55,601,693	61,781,431

Potentially dilutive shares resulting from stock plans	424,536	579,356

Denominator for diluted EPS	56,026,229	62,360,787

Options to purchase 1,733,852 and 898,477 shares of common stock for the three months ended August 30, 2008 and September 1, 2007, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.

In fiscal 2008, the company entered into two agreements to purchase shares of its common stock under an Accelerated Share Repurchase (ASR) program approved by its board of directors. As a result, the company retired approximately 5.4 million shares as of August 30, 2008. Subsequent to the end of the first quarter, the company retired an additional 2.1 million shares when the ASR program was completed in September. These additional shares will further reduce our average shares outstanding in the second quarter of fiscal 2009.

6. STOCK-BASED COMPENSATION
The company accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123(R) “Share Based Payment” (SFAS 123(R)). Compensation costs related to the company’s stock-based compensation plans were $1.9 million and $2.1 million for the three months ended August 30, 2008 and September 1, 2007, respectively. The related income tax benefit for both three-month periods was $0.7 million.

Stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three months ended August 30, 2008 and September 1, 2007 has been reduced for estimated forfeitures, as it is based on awards ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

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

	Three Months Ended

	August 30, 2008	September 1, 2007

Risk-free interest rates (1)	3.55%	4.82%
Expected term of options (2)	5.5 years	5.5 years
Expected volatility (3)	33%	28%
Dividend yield (4)	1.4%	1.0%
Weighted-average grant-date fair value of stock options:
Granted with exercise prices equal to the fair market value of the
stock on the date of grant	$8.09	$10.14
Granted with exercise prices greater than the fair market value of the
stock on the date of grant	$ –	$ –

(1)	Represents the U.S. Treasury yield over the same period as the expected option term.
(2)	Represents the period of time that options granted are expected to be outstanding. Based on analysis of historical option exercise activity, the company has determined that all employee groups exhibit similar exercise and post-vesting termination behavior.
(3)	Amount is determined based on analysis of historical price volatility of the company’s common stock over a period equal to the expected term of the options. The company also utilizes a market-based or “implied volatility” measure, on exchange-traded options in the company’s common stock, as a reference in determining this assumption.
(4)	Represents the company’s estimated cash dividend yield over the expected term of options.

Restricted Stock Grants
From time to time, the company grants restricted common stock to certain key employees. Shares are granted in the name of the employee, who has all rights of a shareholder, subject to certain restrictions on transferability and risk of forfeiture. The grants are subject to either cliff-based or graded vesting over a period not to exceed five years, and subject to forfeiture if the employee ceases to be employed by the company for certain reasons. After the vesting period, the risk of forfeiture and restrictions on transferability lapse. The company recognizes the related compensation expense on a straight-line basis over the requisite service period.

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

Cash payments for income taxes and interest were as follows.

	Three Months Ended

(In Millions)	August 30, 2008	September 1, 2007

Income taxes paid, net	$8.8	$1.7
Interest paid	$6.3	$0.1

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

Net investment income recognized in the Condensed Consolidated Statements of Operations resulting from these investments totaled approximately $0.1 million for the three-month periods ended August 30, 2008, and September 1, 2007.

The following is a summary of the carrying and market values of the company’s short-term investments as of the respective dates.

	August 30, 2008

(In Millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value

U.S. Government & Agency Debt	$5.1	$0.1	$–	$5.2
Corporate Investments	6.4	–	(0.4)	6.0
Mortgage-Backed	4.2	–	(0.2)	4.0
Other Debt	0.6	–	–	0.6

Total	$16.3	$0.1	$(0.6)	$15.8

The following is a summary of the carrying and market values of the company’s short-term investments as of the respective dates.

	May 31, 2008

(In Millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value

U.S. Government & Agency Debt	$4.8	$0.2	$-	$5.0
Corporate Investments	6.0	–	(0.2)	5.8
Mortgage-Backed	4.2	–	(0.1)	4.1
Other Debt	0.9	–	(0.1)	0.8

Total	$15.9	$0.2	$(0.4)	$15.7

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

The company also reports an “Other” category consisting primarily of its North American residential furniture business as well as other business activities, and certain unallocated corporate expenses, if any. The North American residential furniture business includes the operations associated with the design, manufacture and sale of furniture products for residential settings in the United States, Canada and Mexico. The company’s other business activities are discrete operations, such as Convia, Inc., or activities aimed at developing innovative products to serve current and new markets.

The performance of the operating segments is evaluated by the company’s management using various financial measures. The following is a summary of certain key financial measures for the respective fiscal periods indicated.

	Three Months Ended

(In Millions)	August 30, 2008	September 1, 2007

Net Sales:
North American Furniture Solutions	$395.9	$406.3
Non-North American Furniture Solutions	70.1	73.3
Other	13.1	12.1

Total	$479.1	$491.7

Depreciation and Amortization:
North American Furniture Solutions	$9.3	$9.3
Non-North American Furniture Solutions	1.5	1.2
Other	0.4	0.5

Total	$11.2	$11.0

Operating Earnings:
North American Furniture Solutions	$48.5	$42.0
Non-North American Furniture Solutions	6.3	9.9
Other	1.8	1.8

Total	$56.6	$53.7

Capital Expenditures:
North American Furniture Solutions	$7.2	$7.6
Non-North American Furniture Solutions	0.9	1.0
Other	0.1	0.3

Total	$8.2	$8.9

(In Millions)	August 30, 2008	May 31, 2008

Total Assets:
North American Furniture Solutions	$597.1	$594.9
Non-North American Furniture Solutions	151.5	159.2
Other	26.5	29.1

Total	$775.1	$783.2

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

10. NEW ACCOUNTING STANDARDS
At the beginning of fiscal 2009, the company adopted the provisions of SFAS No. 157, “Fair Value Measurements,” (SFAS 157) and the provisions of SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). See Note 11 for more information pertaining to the adoption of these Standards and their effect on company’s consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS 161).  SFAS 161 amends and expands the disclosure requirements for derivative instruments and hedging activities, with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial statements.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  The company will comply with the disclosure requirements of SFAS 161 beginning in the third quarter of fiscal 2009.

11. FAIR VALUE
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157) which establishes a comprehensive framework for measuring the fair value of assets and liabilities and expands disclosures about fair value measurements.  Specifically, SFAS 157 sets forth a definition of fair value, and establishes a hierarchy prioritizing the use of inputs in valuation techniques. SFAS 157 defines levels within the hierarchy as follows:

•	Level 1 – quoted prices (unadjusted) in active markets for identical assets and liabilities.
•	Level 2 –either direct or indirect inputs, other than quoted prices included within Level 1, which are observable for similar assets or liabilities.
•	Level 3 - inputs are unobservable

In February 2008, the FASB issued FASB Staff Position 157-2, “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2) which delayed the effective date of SFAS 157 for all nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until the company’s 2010 fiscal year.

The company adopted the provisions of SFAS 157 for financial assets and liabilities as of June 1, 2008.  There was no impact to the company’s consolidated financial statements related to the adoption of SFAS 157.  The following table sets forth financial assets and liabilities measured at fair value in the Condensed Consolidated Balance Sheets and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of August 30, 2008.

(In millions)	Fair Value Measurements at Reporting Date

	As of August 30, 2008	Using (Level 1)	Using (Level 2)

Financial Assets
Available-for-sale securities	$15.8	$6.6	$9.2
Interest rate swap agreements	0.8	–	0.8
Deferred compensation plan	0.8	0.8	–

Total	$17.4	$7.4	$10.0

Financial Liabilities
Foreign currency forward contracts	$0.1	$–	$0.1

Total	$0.1	$–	$0.1

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 expands the use of fair value measurement by permitting entities to choose to measure at fair value, many financial instruments and certain other items that are not currently required to be measured at fair value. The company adopted the provisions of SFAS 159 at the beginning of fiscal 2009 and elected not to expand the use of fair value accounting beyond those assets and liabilities currently required to use this basis of measurement.

12. OTHER INTANGIBLE ASSETS
Other intangible assets are comprised of patents, trademarks and intellectual property rights. As of August 30, 2008, the combined gross carrying value and accumulated amortization was $23.8 million and $8.1 million, respectively. As of May 31, 2008, these amounts totaled $25.7 million and $7.6 million, respectively. The company amortizes its intangible assets over periods ranging from 5 to 17 years.

Amortization expense related to intangible assets totaled approximately $0.5 million for each of the three-month periods ended August 30, 2008, and September 1, 2007.

Estimated amortization expense for intangible assets as of August 30, 2008, for each of the succeeding fiscal years is as follows:

(In Millions) Remaining 2009	$1.3
2010	$1.4
2011	$1.4
2012	$1.3
2013	$0.5

13. LONG TERM DEBT
On January 3, 2008, the company issued a total of $200 million in senior unsecured private placement notes. $150 million of these notes bear interest at 6.42 percent and are due in January 2018. The remaining $50 million in private placement notes bear interest at 5.94 percent and are due in January 2015. Related interest payments are due semi-annually.

The company has available, a senior unsecured revolving credit facility that provides for $250 million of borrowings and expires in December 2012. This variable interest credit facility includes an option to increase the available line of credit by an additional $100 million subject to customary conditions. Outstanding borrowings under the credit agreement bear interest at rates based on the prime rate, Federal Funds rate, LIBOR, or negotiated rates as outlined in the agreement. Interest is payable periodically throughout the period a borrowing is outstanding. As of August 30, 2008 and May 31, 2008, total usage against this facility was $13.1 million, all of which related to outstanding letters of credit.

On March 6, 2001, the company sold publicly registered debt securities totaling $175.0 million. These notes mature on March 15, 2011 and bear an annual interest rate of 7.125 percent, with interest payments due semi-annually.

The company previously entered into a fixed-to-floating interest rate swap agreement, which expires on March 15, 2011, and effectively converts $50 million of fixed-rate debt securities to a floating-rate basis. The fair value of this swap instrument, which is based upon expected LIBOR rates over the remaining term of the instrument, was approximately $0.8 million at August 30, 2008, and is reflected as an addition to long-term debt and an offsetting addition to other long-term assets in the Condensed Consolidated Balance Sheet. As of May 31, 2008, the fair value of approximately $0.5 million is reflected as a reduction to long-term debt and an offsetting addition to other long-term liabilities. The floating interest rate for this agreement is based on the six-month LIBOR, set in-arrears at the end of each semi-annual period, which is estimated to be 5.6 percent at August 30, 2008 and May 31, 2008. The next scheduled interest rate reset date is in September 2008.

As of August 30, 2008, a total of $50.0 million of the company’s outstanding debt was effectively converted to a variable-rate basis as a result of the remaining interest rate swap arrangement. This swap is a fair-value hedge and qualifies for hedge-accounting treatment using the “short-cut” method under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Under this accounting treatment, the change in the fair value of the interest rate swap is equal to the change in value of the related hedged debt and, as a result, there is no net effect on earnings. This agreement requires the company to pay floating-rate interest payments in return for receiving fixed-rate interest payments that coincide with the semi-annual payments to the debt holders at the same date.

The counterparty to this swap instrument is a large financial institution which the company believes is of high-quality creditworthiness. While the company may be exposed to potential losses due to the credit risk of non-performance by this counterparty, such losses are not anticipated. The impact of the swap arrangement on interest expense was a decrease of approximately $0.2 million and an increase of approximately $0.1 million in the three-month periods ended August 30, 2008 and September 1, 2007, respectively.

14. GUARANTEES, INDEMNIFICATIONS, AND CONTINGENCIES
Product Warranties
The company provides warranty coverage to the end-user for parts and labor on products sold. The standard length of warranty is 12 years; however, this varies depending on the product classification. The company does not sell or otherwise issue warranties or warranty extensions as stand-alone products. Reserves have been established for the various costs associated with the company’s warranty program and are included in the Condensed Consolidated Balance Sheets under “Other accrued liabilities.” General warranty reserves are based on historical claims experience and other currently available information. These reserves are adjusted once an issue is identified and the actual cost of correction becomes known or can be estimated.

(In Millions)	Three Months Ended

	August 30, 2008	September 1, 2007

Accrual Balance - beginning	$14.9	$14.6
Accrual for warranty matters	3.3	3.7
Settlements and adjustments	(3.0)	(3.6)

Accrual Balance - ending	$15.2	$14.7

Other Guarantees
The company is periodically required to provide performance bonds in order to do business with certain customers. These arrangements are common and generally have terms ranging between one and three years. The bonds are required to provide assurances to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies, however, the company is ultimately liable for claims that may occur against them. As of August 30, 2008, the company had a maximum financial exposure related to performance bonds totaling approximately $12.4 million. The company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements. The company also believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company’s financial statements. Accordingly, no liability has been recorded as of August 30, 2008 and May 31, 2008.

The company has entered into standby letter of credit arrangements for the purpose of protecting various insurance companies against default on the payment of certain premiums and claims. A majority of these arrangements are related to the company’s wholly-owned captive insurance company. As of August 30, 2008, the company had a maximum financial exposure from these standby letters of credit totaling approximately $13.1 million. The company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company’s financial statements. Accordingly, no liability has been recorded as of August 30, 2008 and May 31, 2008.

Contingencies
The company leases a facility in the UK under an agreement that expired in March 2008. Under the terms of the lease, the company is required to perform the maintenance and repairs necessary to address the general dilapidation of the facility. The ultimate cost of this provision to the company is dependent on a number of factors including, but not limited to, the future use of the facility by the lessor and whether the company chooses and is permitted to renew the lease term. The company has estimated the cost of these maintenance and repairs to be between $0 and $3 million, depending on the outcome of future plans and negotiations. As a result, the estimated liability of $0.9 million and $1.0 million has been recorded as a liability reflected under the caption “Other Liabilities” in the Condensed Consolidated Balance Sheets at August 30, 2008, and May 31, 2008, respectively.

The company has a lease obligation in the UK until May 2014 for a facility that it previously exited. The estimated liability of $1.7 million and $2.0 million is reflected under the caption “Other Liabilities” in the Condensed Consolidated Balance Sheets at August 30, 2008 and May 31, 2008, respectively.

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

The company previously reported a potential issue related to the actuarial valuation of liabilities under its primary international pension plan. The company now considers the probability of a liability developing in relation to this issue to be remote. There were no adjustments to the company’s consolidated financial statements.

The company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the company’s consolidated financial statements.

15. INCOME TAXES
The effective tax rates for the three months ended August 30, 2008 and September 1, 2007, were 35.0 percent and 33.5 percent, respectively. The company’s United States federal statutory rate is 35.0 percent. The current year effective rate is higher than the prior year due to the expiration of the research and development tax credits.

The company adopted the provisions of FIN 48 on June 3, 2007. Prior to the adoption of FIN 48, the company had income tax accruals of $6.6 million associated with tax benefits taken in tax returns but not recognized for financial statement purposes (“unrecognized tax benefits”). As a result of the adoption of FIN 48, the company recorded an increase in liabilities for unrecognized tax benefits of $0.8 million, which was recorded as a reduction to beginning retained earnings in fiscal 2008. Including this cumulative effect adjustment, the company had income tax accruals associated with unrecognized tax benefits totaling $7.5 and $7.9 million as of August 30, 2008 and September 1, 2007, respectively. The company’s effective tax rate would have been affected by this amount had the unrecognized tax benefits been recognized as a reduction to income tax expense.

The company recognizes interest and penalties related to unrecognized tax benefits through income tax expense in its statement of operations. The company has reserved approximately $0.2 million for potential interest and penalties related to the adoption of FIN 48, which is also recorded as a reduction to beginning retained earnings in fiscal 2008. Interest and penalties recognized in the company’s Condensed Consolidated Statements of Operations during the three-month periods ended August 30, 2008 and September 1, 2007 was negligible. The company’s recorded liability for potential interest and penalties related to unrecognized tax benefits totaled $0.8 for both periods for each of the three-month periods ended August 30, 2008 and September 1, 2007.

The company is subject to periodic audits by domestic and foreign tax authorities. Currently, the company is undergoing routine periodic audits in both domestic and foreign tax jurisdictions. It is reasonably possible that the amounts of unrecognized tax benefits could change in the next 12 months as a result of the audits, however, tax payments related to these audits, if any, are not expected to have a material impact on the company’s Condensed Consolidated Statements of Operations.

For the majority of tax jurisdictions, the company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for fiscal years before 2005.

16. EMPLOYEE BENEFIT PLANS
The following tables summarize the costs of the company’s employee pension and other post-retirement plans for the periods indicated.

(In Millions)	Three Months Ended

	Pension Benefits		Other Post-Retirement Benefits

	August 30, 2008	September 1, 2007	August 30, 2008	September 1, 2007

Domestic:
Service cost	$2.0	$2.3	$–	$–
Interest cost	4.3	4.0	0.2	0.3
Expected return on plan assets	(5.5)	(5.4)	–	–
Net amortization loss	0.3	0.7	0.1	0.1

Net periodic benefit cost	$1.1	$1.6	$0.3	$0.4

International:
Service cost	$0.6	$0.6
Interest cost	1.3	1.1
Expected return on plan assets	(1.3)	(1.3)
Net amortization loss	0.3	0.1

Net periodic benefit cost	$0.9	$0.5

The company is currently evaluating what voluntary contributions, if any, will be made to its various employee retirement plans in fiscal 2009. Actual contributions will be dependent upon investment returns, changes in pension obligations and other economic and regulatory factors.

17. ACQUISITIONS AND DIVESTITURES
On February 1, 2008, the company completed its acquisition of the stock of Brandrud Furniture, Inc. (Brandrud), an Auburn, Washington-based manufacturer of healthcare furnishings. With annual net sales of approximately $20 million, Brandrud focuses on seating products for patient rooms, patient treatment areas, and public spaces such as lobbies and waiting areas. The initial purchase price related to this transaction was $12.0 million, which included $0.3 million of acquired cash. The contractual terms of this acquisition provide for additional purchase consideration from the company in the third fiscal quarter of 2009 contingent upon the achievement of specific earnings targets of Brandrud as a wholly-owned subsidiary. The company estimates the additional purchase consideration to be in the range of $9 million to $14 million. Final purchase accounting on this transaction is pending the determination of additional purchase consideration, and is expected to be completed during fiscal 2009.

During the first quarter of fiscal 2009, the company completed the sale of a wholly owned contract furniture dealership. The sale of this dealership corresponds with the company’s strategy to transition its owned dealerships to independent owners when possible. The company ceased consolidation of the dealership’s balance sheet and results of operations at the beginning of its first quarter of fiscal 2009.

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

Discussion of Current Business Conditions
At the beginning of our first fiscal quarter of 2009, we transitioned one owned dealership to independent status. This will affect the comparisons for quarterly and full-year reporting throughout the new fiscal year. Net sales, orders, and operating expenses are lower as a result. Our acquisition of Brandrud in the third quarter of fiscal 2008 partially offsets this comparison for the current quarter.

In our first quarter of fiscal 2009, net sales were modestly lower than the prior year; however, we experienced significant growth in orders, operating earnings, and earnings per share. Our relentless pursuit of innovative solutions coupled with our strategy to diversify into new and emerging markets both at home and abroad, enabled us to continue our earnings growth in the first quarter of the new fiscal year. Coming off a fiscal year marked with several challenges and uncertainties, we continued on the path to control operating expenses and demonstrated our resolve to successfully manage our business through a turbulent economic environment that is not unique to Herman Miller.

Our top line of $479.1 million for the quarter is down 2.6 percent from the same period last year, when we reported net sales of $491.7 million. This decline is primarily driven by a challenging U.S. office furniture market and the owned dealership transition. Minimizing the decline in North America was significant growth in our healthcare business as well as growth in Canada and Mexico. At the beginning of August 2008, we implemented a general price increase. We expect to begin seeing the benefit of the price increase on the top line in the second quarter of this year. Our non-North American net sales were down by 4.4 percent. The decline in net sales outside of North America is primarily due to the timing of some large projects in the UK and Japan.

Orders grew in the first quarter by 10.6 percent over the same period in fiscal 2008 and are a highlight for the quarter. We believe that the price increase made effective at the beginning of August 2008 pulled ahead orders of approximately $35 million for the quarter. Orders grew in our North American and non-North-American business segments even after removing the pull-ahead effect of the price increase. In total, North American orders grew by 8.9 percent and non-North American orders grew by 9.6 percent compared to the first quarter in the prior year. Orders within our “Other” category posted year-over-year growth of 79.2 percent.

Operating earnings were another highlight for the quarter. At 11.8 percent of net sales, operating earnings improved 90 basis points compared to 10.9 percent in the first quarter of fiscal 2008. Our foresight in the second quarter of last year when we realigned our resources, coupled with our steadfast resolve to manage expenses has served to improve our operating results.

We continue to see the benefits of the restructuring actions we implemented in the second quarter last year. This coupled with the capital structure changes announced in fiscal 2008 has contributed to an increase in earnings per share of 11.1 percent to $0.60 per share over the same period last year. The Accelerated Share Repurchase program (ASR) we announced last year coupled with the shares we repurchased prior to the ASR has reduced our average share count by 10 percent in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. We retired an additional 2.1 million shares when the ASR program was completed in September, subsequent to the end of our first quarter. These additional shares will further reduce our average shares outstanding beginning in our second quarter of fiscal 2009.

We are encouraged with another quarter of solid performance. However, we remain appropriately cautious in light of the continued challenges in the financial markets. The Business Institutional Furniture Manufacturers Association (BIFMA) issued its most recent domestic industry forecast in August 2008. In their report, BIFMA anticipates that the growth in orders and shipments will continue to be negative for the balance of calendar 2008 and for all of 2009. This negative growth is primarily due to a weakening job market, falling home prices, tighter credit and concerns over inflation. BIFMA revised its outlook downward for corporate profits in calendar 2009 which will again challenge the U.S. furniture market. Our implementation of proactive changes to our business model, capital structure and overall business mix will continue to help mitigate the impact of these domestic U.S. economic challenges.

Analysis of First Quarter Results
The quarters ended August 30, 2008 and September 1, 2007 each included 13 weeks of operations. The following table presents certain key highlights from the results of operations for the periods indicated.

In millions, except per share data	Three Months Ended

	August 30, 2008	September 1, 2007	Percent Change

Net Sales	$479.1	$491.7	(2.6)%
Gross Margin	162.4	167.5	(3.0)
Operating Expenses	105.8	113.8	(7.0)
Operating Earnings	56.6	53.7	5.4
Net Earnings	33.4	33.5	(0.3)
Earnings per share - diluted	0.60	0.54	11.1
Orders	535.2	483.8	10.6
Backlog	332.4	279.8	18.8%

The following table presents, for the periods indicated, the components of the company’s Condensed Consolidated Statements of Operations as a percentage of net sales.

	Three Months Ended

	August 30, 2008 (1)	September 1, 2007 (1)

Net Sales	100.0%	100.0%
Cost of Sales	66.1	65.9
Gross Margin	33.9	34.1
Operating Expenses	22.1	23.1
Operating Margin	11.8	10.9
Other Expense, net	1.1	0.7
Earnings Before Income Taxes	10.7	10.2
Income Tax Expense	3.8	3.4
Net Earnings	7.0%	6.8%

(1) Percentages do not foot due to rounding

Consolidated Sales, Orders, and Backlog
Net sales in the first quarter of fiscal 2009 were $479.1 million which represents a decline of 2.6 percent from the same period last year. This decline was expected, given the current U.S. economic climate. The transition of an owned dealer to independent status at the beginning of the first quarter reduced net sales by approximately $8 million. The U.S. dollar continued to weaken during the first quarter, but reversed its trend late in the quarter. Foreign exchange rate changes positively impacted net sales by approximately $4 million in the first quarter of fiscal years 2009 and 2008.

On a sequential quarter basis, consolidated net sales were down $40.0 million from $519.1 million reported in our fourth quarter of fiscal 2008. This represents a 7.7 percent decrease from the prior quarter. Our fourth quarter sales were particularly high making this a difficult comparison. The decrease is primarily attributable to the challenging U.S. furniture market and the timing of several large projects in the UK and Japan. The Labor Day holiday in the U.S. was also a factor as the products that typically leave the warehouse on the last day of the quarter did not ship. This accounts for approximately $4 million of shipments that will be recognized in the second quarter.

Orders in the first quarter were $535.2 million, an increase of $51.4 million or 10.6 percent over the same period last year. Year-over-year order increases were experienced throughout our business and position us for a solid start for the second quarter. North American orders increased 8.9 percent, while non-North American orders increased 9.6 percent. Orders within our “Other” category increased 79.2 percent for the current quarter compared to the same period last year. The transition of the previously discussed owned dealer to independent status had the effect of reducing orders in the first quarter by approximately $7 million, which makes this comparison even more impressive. Included in the year-over-year increase are orders from Brandrud, which were not in the first quarter of fiscal 2008. We believe that the general price increase made effective in August 2008, had the effect of pulling ahead approximately $35 million in orders that most likely would have been received in the second quarter. On a sequential quarter basis, orders increased 7.5 percent over the fourth quarter of fiscal 2008.

Our backlog of unfilled orders at August 30, 2008 was $332.4 million, representing an increase of $52.6 million or 18.8 percent over the balances at the end of our first quarter last year. This increase in consolidated backlog is driven by a significant increase in orders in North America and overseas, and the timing of large projects that negatively impacted our top line in the first quarter.

Performance versus the Domestic Contract Furniture Industry
BIFMA is the trade association for the U.S. domestic office furniture industry. We monitor the trade statistics reported by BIFMA and consider them an indicator of industry-wide sales and order performance. BIFMA publishes statistical data for the contract segment and the office supply segment within the U.S. furniture market. The U.S. contract segment is primarily composed of large to mid-size corporations serviced by a network of dealers. The office supply segment is primarily made up of smaller customers that are serviced by wholesalers and retailers. We primarily participate, and believe we are a leader in the contract segment. While comparisons to BIFMA are important, we continue to pursue a strategy of revenue diversification that makes us less reliant on the drivers that impact BIFMA and lessens our dependence on the U.S. office furniture market.

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

For the three-month period ended August 30, 2008, our domestic U.S. net sales decreased 4.0 percent year-over-year while domestic orders increased 11.6 percent over the same period last year. By comparison, BIFMA reported an estimated year-over-year decrease in shipments and orders of 1.5 percent and 1.3 percent, respectively for the comparable period.

Consolidated Gross Margin
Consolidated gross margin in the first quarter declined 20 basis points to 33.9 percent of net sales compared to the first quarter last year. As a percentage of sales, we experienced increases for direct materials and a reduction in manufacturing overhead. Direct labor was relatively flat on a year-over-year basis. A one-time inventory valuation adjustment had the effect of increasing gross margin by approximately $1.1 million compared to the prior year first quarter. Offsetting this positive impact includes $2.2 million of gross margin for the dealership that was transitioned to independent status included in the first quarter last year and not included in the current quarter. Details relative to the major components of consolidated gross margin follow.

Direct materials increased 150 basis points from the first quarter last year primarily due to the ramp up of commodity costs. This increase was expected as most of our fixed-price contracts for raw inputs expired during the fourth quarter of last year. We estimate that commodity costs increased $9 million for the quarter compared to the first quarter of fiscal 2008. The biggest impact was for steel, aluminum, and fuel. Offsetting some of the increased cost for materials was improved margins on one of our newer product lines. Our product pricing strategy, combined with our commitment to lean manufacturing principles under the Herman Miller Production System (HMPS), continue to be our primary means of addressing the financial impact of these volatile input costs. The general price increase that was made effective in August 2008 did not have an impact on gross margins in the current quarter.

Direct labor at 6.3 percent of net sales was flat compared to the same period last year. Our cost-cutting initiatives served to offset annual merit increases.

Manufacturing overhead improved 190 basis points as a percentage of sales. This improvement is a result of recognizing $5 million for service-related costs in the prior year quarter which did not recur in the current quarter.

Incentive compensation accruals are based upon a measure of economic profitability relative to the prior year period as opposed to an absolute measure of profitability in any one period. Incentive compensation expenses were $1.3 million lower in the current quarter compared to the same period last year. As a percentage of sales, incentive compensation accruals were 20 basis points lower in the current year first quarter as compared to the first quarter of fiscal 2008.

Despite the lower volume, freight costs were $2.0 million higher in the first quarter of fiscal 2009 as compared to the same period last year. As a percentage of sales, this represents an increase of 50 basis points from prior year levels.

On a sequential-quarter basis, consolidated gross margins decreased 100 basis points from 34.9 percent of sales reported in the fourth quarter of fiscal 2008. The primary drivers of this decrease are due to increased costs for direct materials due to the expiration of fixed-price contracts for raw materials discussed above in the year-over-year comparison, deeper discounting and the effect of the dealership transition discussed above. Lower sales volumes in the current quarter compared to the previous quarter caused a loss of leverage on our fixed cost components.

Operating Expenses and Operating Earnings
First quarter operating expenses were $105.8 million or 22.1 percent of net sales, a decrease of $8.0 million from the first quarter in fiscal 2008. As a percentage of sales, this is a 100 basis point improvement. We remain committed to reduce operating expenses and navigate our business through a difficult economic environment. A significant driver of the year-over-year improvement is largely due to the cost-reduction actions we implemented in the second quarter of fiscal 2008. Incentive compensation expenses including stock-based compensation are $3.4 million lower than the same period last year, and annual merit increases are offset by a lower headcount. Charitable contribution levels are $2.0 million lower than the first quarter of fiscal 2008. The dealership that we transitioned to independent status had the effect of reducing operating expenses by $2.2 million in the quarter. Partially offsetting these net expense reductions were operating expenses of Brandrud in the current quarter which were not in the first quarter of fiscal 2008.

Operating expenses and the resulting operating earnings are impacted by changes in foreign currency exchange rates. We estimate this impact to be a $0.7 million increase in operating expenses for the quarter.

Operating earnings in the first quarter were $56.6 million compared to $53.7 million in the same period last year, representing an increase of 5.4%. Although our top line was 2.6 percent lower than the first quarter of fiscal 2008, the cost-reduction efforts discussed above contributed to a 90 basis point improvement in operating earnings. As a percentage of net sales, operating earnings were 11.8%; up from 10.9% in the prior year. The foreign currency impact on operating earnings was an increase of approximately $1.5 million for the quarter.

Other Income/Expense and Income Taxes
Net other expenses in the three-month period ended August 30, 2008 increased $1.8 million to $5.2 million. The increase in expense levels is primarily due to higher interest costs and is partially offset by a favorable foreign currency transaction gain.

For the quarter, interest expense of $6.2 million is $2.5 million higher than the same period last year. This expense level is a result of higher debt balances in the current quarter as compared to the first quarter of fiscal 2008. We issued $200 million in private placement notes in the second quarter last year in conjunction with our Accelerated Share Repurchase program (ASR).

We recorded a foreign currency transaction gain in the first quarter of $0.1 million. This compares to a net foreign currency transaction loss of $0.3 million in the same period last year.

The effective tax rates for the three months ended August 30, 2008 and September 1, 2007 were 35.0 percent and 33.5 percent, respectively. Driving the increase in effective tax rates is the expiration of the manufacturing deduction under the American Jobs Creation Act of 2004 (AJCA).

In the first quarter of fiscal 2008, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" (FIN 48). Upon adoption, we recognized an increase in accrued liabilities associated with unrecognized tax benefits. We also recognized an increase in accruals for estimated interest and penalties associated with those unrecognized tax benefits. These accrual adjustments totaled $1.0 million, and were recorded net of tax as an adjustment to beginning retained earnings. This adjustment, which did not impact net earnings, is considered a Cumulative Effect of a Change in Accounting Principle as required by FIN 48. Additionally, in the first quarter of fiscal 2008, we reclassified $8.7 million from current accrued income taxes payable into non-current liabilities. This reclassification was made to match the anticipated timing of future income tax payments.

Reportable Operating Segments
Our business comprises various operating segments as defined by generally accepted accounting principles in the United States. These operating segments are determined on the basis of how we internally report and evaluate financial information used to make operating decisions. For external reporting purposes, we aggregate these operating segments as follows:

o	North American Furniture Solutions – Includes the business associated with the design, manufacture and sale of furniture products for office, healthcare and educational environments, throughout the United States, Canada and Mexico.

o	Non-North American Furniture Solution – Includes the business associated with the design, manufacture and sale of furniture products, primarily for work-related settings, outside North America.
o	Other – includes our North American residential furniture business as well as other business activities and certain unallocated corporate expenses, if any. Our North American residential furniture business includes the operations associated with the design, manufacture and sale of furniture products for residential settings in the United States, Canada, and Mexico. Our other business activities are discrete operations, such as Convia, or activities aimed at developing innovative products to serve current and new markets.

Further information regarding our reportable operating segments can be found in Note 9.

Net sales within our North American Furniture Solutions segment were down 2.6 percent to $395.9 million from $406.3 million reported in the first quarter last year. The decrease is a result of a challenging U.S. market as net sales in Canada and Mexico minimized the decline by increasing net sales by 11.6 percent and 32.8 percent, respectively. Approximately $8 million of this decrease is a result of the transition of an owned dealership to independent status. Orders within the North American segment increased by 8.9 percent, partially reflecting what we believe to be the pull-ahead effect of orders in advance of the August 2008 general price increase previously discussed. There were approximately $7 million in orders in the first quarter of fiscal 2008 that did not recur as a result of the owned dealership transition.

Operating earnings in the first quarter within the North American segment were $48.5 million, up from $42.0 million in the first quarter last year. This represents an increase of $6.5 million or 15.5 percent over the same period last year. This significant increase in operating earnings performance is a result of our continued resolve to improve our underlying business performance. As a percentage of sales, operating earnings improved 200 basis points from our first quarter in fiscal 2008. This comparison benefited from $5.0 million of service-related expenses recognized in the first quarter of fiscal 2008 that did not recur in the current quarter, as previously discussed within the context of gross margin performance.

Net sales within our non-North American Furniture Solutions segment were $70.1 million in the first quarter. This represents a decrease of 4.4 percent from the first quarter of fiscal 2008 when we reported net sales of $73.3 million. This decline is attributed to the timing of large projects in the U.K. and Japan, which is evidenced by a significant increase in the backlog of unfilled orders for the segment. Our Latin American sales increased significantly this quarter and served to partially offset this negative performance within the segment.

Operating earnings in the quarter for our non-North American segment decreased 36.4 percent to $6.3 million. This compares to operating earnings of $9.9 million reported in the first quarter of fiscal 2008. As a percentage of sales, operating earnings in the current quarter were 9.0 percent, down 450 basis points from the same period last year. This is largely due to the loss of leverage resulting from the timing of sales as discussed above.

Net sales within the “Other” category were $13.1 million, up 8.3 percent from the prior year level of $12.1 million. These sales are primarily due to increased retail business within our Herman Miller for the Home business. Orders within this category were $19.9 million, up 79.2 percent over prior year levels. Operating income was $1.8 million, essentially flat compared to the prior year first quarter. Operating income for this category includes expenses associated with the operations of Convia.

Changes in currency exchange rates from the prior year affected the U.S. dollar value of net sales within both primary operating segments. We estimate these changes effectively increased first quarter net sales within the North American segment by approximately $1.7 million. This was largely driven by the weakening U.S. dollar compared to the Canadian dollar and the Mexican Peso during the period. Within the non-North American segment, exchange rate changes increased first quarter net sales by an estimated $2.3 million. This increase was mainly driven by movement in the U.S. dollar / British Pound Sterling and U.S. dollar / Euro exchange rates as compared to last year. It is important to note that period-to-period changes in exchange rates have a directionally similar impact on our international expenses as measured in U.S. dollars.

Financial Condition, Liquidity, and Capital Resources
The table below presents certain key cash flow and capital highlights for the periods indicated.

(In Millions)	Three Months Ended

	August 30, 2008	September 1, 2007

Cash and cash equivalents, end of period	$147.8	$65.4
Short-term investments, end of period	15.8	16.0
Cash generated from operating activities	3.9	31.8
Cash used for investing activities	(5.6)	(8.9)
Cash used for financing activities	(3.8)	(34.5)
Capital expenditures	(8.2)	(8.9)
Stock repurchased and retired	–	(60.8)
Interest-bearing debt, end of period (1)(3)	375.8	207.1
Available unsecured credit facility, end of period (2)(3)	236.9	106.9

(1) Amounts shown include the fair market values of the company’s interest rate swap arrangements. The net fair value of these arrangements totaled approximately $0.8 million and $(0.9) million at August 30, 2008 and September 1, 2007, respectively.
(2) Amounts shown are net of outstanding letters of credit, which are applied against the company’s unsecured credit facility.
(3) During the third quarter of fiscal 2008, the company issued new senior unsecured private placement notes and replaced its unsecured revolving credit facility. Refer to Note 13 for additional information.

Cash Flow –Operating Activities

Quarter Ended August 30, 2008
We generated $3.9 million in cash from operating activities in the first quarter of fiscal 2009. Working capital changes from the prior year-end balances drove a use of cash totaling $45.2 million. The principal driver of this working capital investment is related to the payout for incentive compensation earned in fiscal 2008. In total, employee compensation and benefit accruals decreased $41.7 million from the balances at the end of fiscal 2008. Increased inventory levels drove a $4.5 million use of cash in the quarter. This increase in inventory is primarily the result of the Labor Day holiday previously discussed in the context of Consolidated Sales, Orders, and Backlog. After deducting for the effect of the dealership transition, accounts receivable balances were essentially flat compared to the prior year.

Under HMPS, we strive to enhance efficiencies and cost savings by minimizing the amount of inventory on-hand. Accordingly, production is order-driven with raw materials purchased as needed to meet order demands. The standard lead-time for the majority of our products is 10 to 20 days. As a result, our inventory turns are high. Despite the increase in inventory levels in the current quarter, these factors can cause our inventory levels to appear relatively low in relation to sales volume.

Quarter Ended September 1, 2007
Cash generated from operating activities in the first quarter of fiscal 2008 totaled $31.8 million. This includes a working capital investment of $18.2 million. In total, employee compensation and benefit accruals decreased $40.5 million in the prior year first quarter. We also experienced increases in volume-driven increases in accounts receivable and inventory levels. These cash outflows were partially offset by increased income tax accruals and trade accounts payable balances of $14.6 million and $8.6 million, respectively.

Cash Flow –Investing Activities
Our most significant cash outflow related to investing activities continues to relate to an investment in capital assets. We purchased $8.2 million in capital assets during the first quarter of fiscal 2009. This compares to capital spending of $8.9 million in the prior year first quarter. At the end of the first quarter, we had outstanding commitments for capital purchases of $6.2 million. We expect that full-year capital purchases to be approximately $45 million. This compares to full-year capital spending of $40.5 million in fiscal 2008.

Partially offsetting these investments in the quarter was cash proceeds of $1.3 million related to the owned dealership that we transitioned to independent status. This amount is reflected as proceeds from the sale of a dealership in the Condensed Consolidated Statement of Cash Flows for the period ended August 30, 2008.

Cash Flow –Financing Activities
Cash outflows for financing activities were $3.8 million in the quarter. In the prior year first quarter, cash used for financing activities was $34.5 million. In the current quarter, we returned $4.9 million to our owners in the form of a dividend payment. This compares to $5.5 million in the prior year. There were no stock repurchases during the current quarter, however, in the same period last year, we repurchased and retired $60.8 million of common shares. Offsetting this cash outflow last year was short term borrowings of $30.0 million. There were no short term borrowings in the current quarter.

Interest-bearing debt at the end of the first quarter totaled $375.8 million, up $0.3 million from the balance at the end of fiscal 2008. This change is due to the increase in the fair value of our interest rate swap agreement during the quarter. Further disclosure regarding our interest rate swap arrangement is provided in Note 13.

Outstanding standby letters of credit totaling $13.1 million are considered as usage against our unsecured revolving credit facility. At the end of the first quarter, our availability under this credit facility was $236.9 million. The provisions of our private placement notes and unsecured credit facility require that we adhere to certain covenant restrictions and maintain certain performance ratios. We were in compliance with all such restrictions and performance ratios this quarter and expect to remain in compliance in the future.

We believe cash on hand, cash generated from operations and our borrowing capacity will provide adequate liquidity to fund near term and future business operations and capital needs.

Contractual Obligations

Contractual obligations associated with our ongoing business and financing activities will result in cash payments in future periods. A table summarizing the amounts and estimated timing of these future cash payments was provided in the company’s Form 10-K filing for the year ended May 31, 2008

Off-Balance Sheet Arrangements

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

Variable Interest Entities
On occasion, we provide financial support to certain independent dealers in the form of term loans, lines of credit, and/or loan guarantees which may represent variable interests in such entities. As of August 30, 2008, we were not considered the primary beneficiary of any such dealer relationships under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” Accordingly, we were not required to consolidate the financial statements of any of these entities during the first quarter.

The risks and rewards associated with our interests in these dealerships are primarily limited to our outstanding loans and guarantee amounts. As of August 30, 2008, our maximum exposure to potential losses related to outstanding loans to these other entities totaled $0.8 million.

Contingencies

See Note 14 to the condensed consolidated financial statements.

Critical Accounting Policies

We strive to report our financial results clearly and understandably. We follow accounting principles generally accepted in the United States in preparing our consolidated financial statements, which require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. A summary of our more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in our Form 10-K filing for the year ended May 31, 2008. During the first three months of fiscal 2009, there was no material change in the accounting policies and assumptions previously disclosed.

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

In the normal course of business, the company enters into contracts denominated in foreign currencies. The principal foreign currencies in which the company conducts its business are the British Pound Sterling, Euro, Canadian dollar, Japanese Yen, Mexican Peso, and Chinese Renminbi. As of August 30, 2008, the company had outstanding, 6 forward currency instruments designed to offset either net asset or net liability exposure that is denominated in non-functional currencies. Three forward contracts were placed to offset a 5.5 million Euro-denominated net asset exposure. One forward contract was placed to offset a 1.0 million U.S. dollar-denominated net asset exposure in Mexico. Two forward contracts were placed to offset a 6.0 million U.S. dollar-denominated net liability exposure in China. As of May 31, 2008, the company had outstanding, five forward currency instruments designed to offset either net asset or net liability exposure that is denominated in non-functional currencies. Three forward contracts were placed in order to offset a 4.0 million Euro-denominated net asset exposure that is denominated in a non-functional currency. Two forward contracts were placed to offset a 6.0 million U.S. dollar-denominated net liability exposure in China.

Interest Rate Risk
Interest-bearing debt as of the end of the first quarter, excluding the fair market values of our interest rate swap arrangements, totaled $375.0 million. This amount includes obligations associated with the company’s long-term debt securities and private placement notes, as well as any outstanding borrowings against its unsecured revolving credit facility. The company is subject to interest rate variability on $50.0 million of this debt. Accordingly, the cost of servicing this variable-rate debt may increase or decrease in the future as market interest rates change.

As of August 30, 2008, the weighted-average interest rate on the company’s variable-rate debt was approximately 5.6%. Based on the level of variable-rate debt outstanding as of that date, a 1 percentage-point increase in the weighted-average interest rate would increase the company’s estimated annual pre-tax interest expense by approximately $0.5 million.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, the company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 30, 2008, and have concluded that as of that date, the company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
There were no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended August 30, 2008, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

HERMAN MILLER, INC.
PART II – OTHER INFORMATION

Item 1:	Legal Proceedings

Referred to in Note 14 of the condensed consolidated financial statements.

Item 1A:	Risk Factors

There have been no material changes from the information provided in the Company’s Annual Report on Form 10-K for the year ended May 31, 2008.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(C) Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during the quarter ended August 30, 2008.

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs

6/1/08 - 6/28/08	–	$ –	–	$171,364,107

6/29/08 - 7/26/08	74	25.39	74	$171,362,228

7/27/08 - 8/30/08	37	27.26	37	$171,361,220

Total	111		111

(1) No shares were purchased outside of a publicly announced plan or program.

The company repurchased shares under previously announced plans authorized by the Board of Directors as follows.
•	Plan announced on September 28, 2007, providing share repurchase authorization of $300,000,000 with no specified expiration date.

No repurchase plans expired or were terminated during the first quarter of fiscal 2009, nor do any plans exist under which the company does not intend to make further purchases.

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

October 8, 2008 October 8, 2008	HERMAN MILLER, INC. /s/ Brian C. Walker —————————————— Brian C. Walker Chief Executive Officer /s/ Curtis S. Pullen —————————————— Curtis S. Pullen Chief Financial Officer