Form 10-Q
period 2008-11-29
MILLER HERMAN INC
filed 2009-01-07
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended November 29, 2008	Commission File No. 001-15141

HERMAN MILLER, INC.

A Michigan Corporation	ID No. 38-0837640

855 East Main Avenue, Zeeland, MI 49464-0302	Phone (616) 654 3000

Indicate by check mark whether the registrant:
(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                                                                                                   Yes  [X]    No  [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,”“accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  [X]  Accelerated filer  [_]   Non-accelerated filer  [_]  Smaller reporting company  [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                                                                   Yes  [_]    No  [X]

Common Stock Outstanding at January 2, 2009 – 53,681,450 shares

HERMAN MILLER, INC. FORM 10-Q
FOR THE QUARTER ENDED NOVEMBER 29, 2008
INDEX

Page No.

Part I - Financial Information

Item 1 Condensed Consolidated Balance Sheets -
November 29, 2008, and May 31, 2008	3

Condensed Consolidated Statements of Operations -
Three and Six Months Ended November 29, 2008, and
December 1, 2007	4

Condensed Consolidated Statement of Shareholders' Equity -
Six Months Ended November 29, 2008	5

Condensed Consolidated Statements of Cash Flows -
Six Months Ended November 29, 2008, and
December 1, 2007	6

Notes to Condensed Consolidated Financial Statements	7

Item 2 Management's Discussion and Analysis of
Financial Condition and Results of Operations	20

Item 3 Quantitative and Qualitative Disclosures about Market Risk	30

Item 4 Controls and Procedures	31

Part II - Other Information

Item 1 Legal Proceedings	32

Item 1A Risk Factors	32

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3 Defaults upon Senior Securities - None

Item 4 Submission of Matters to a Vote of Security Holders	34

Item 5 Other Information - None

Item 6 Exhibits	35

Signatures	36

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions Except Share Data)
(Unaudited)

	November 29, 2008	May 31, 2008

ASSETS
Current Assets:
Cash and cash equivalents	$166.1	$155.4
Short-term investments	14.6	15.7
Accounts receivable, net	185.2	209.0
Inventories:
Finished goods	33.8	25.6
Work in process	11.3	13.6
Raw materials	16.2	15.9

Total inventories	61.3	55.1
Prepaid expenses and other	56.8	58.0

Total current assets	484.0	493.2
Property and Equipment, at cost	720.3	723.2
Less – accumulated depreciation	(532.7)	(526.9)

Net property and equipment	187.6	196.3
Other Assets:
Notes receivable, net	0.1	–
Goodwill	43.6	40.2
Other intangible assets, net	15.1	18.1
Other noncurrent assets	36.9	35.4

Total other assets	95.7	93.7

Total Assets	$767.3	$783.2

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities:
Unfunded checks	$5.6	$8.5
Accounts payable	109.5	117.9
Accrued compensation and benefits	54.8	94.2
Unearned revenue	15.4	16.6
Accrued income tax and other taxes	12.5	19.0
Other accrued liabilities	50.9	54.3

Total current liabilities	248.7	310.5
Long-term Liabilities:
Long-term debt, less current maturities	377.3	375.5
Pension and post-retirement benefits	34.3	34.3
Income tax liabilities	10.4	9.8
Other liabilities	30.2	29.7

Total long-term liabilities	452.2	449.3

Total Liabilities	700.9	759.8
Shareholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized, none issued)	–	–
Common stock, $0.20 par value (240,000,000 shares authorized)	10.7	11.1
Additional paid in capital	5.6	–
Retained earnings	133.1	76.7
Accumulated other comprehensive loss	(78.7)	(60.1)
Key executive deferred compensation plans	(4.3)	(4.3)

Total Shareholders' Equity	66.4	23.4

Total Liabilities and Shareholders' Equity	$767.3	$783.2

See accompanying notes to condensed consolidated financial statements

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	November 29, 2008	December 1, 2007	November 29, 2008	December 1, 2007

Net Sales	$476.6	$505.9	$955.7	$997.6

Cost of Sales	321.2	325.8	637.9	649.9

Gross Margin	155.4	180.1	317.8	347.7

Operating Expenses	100.4	109.7	206.2	223.6

Restructuring Expenses	0.4	5.2	0.4	5.2

Operating Earnings	54.6	65.2	111.2	118.9

Other Expenses (Income):
Interest expense	6.0	3.9	12.2	7.6
Other, net	(0.4)	(0.8)	(1.4)	(1.1)

Earnings Before Income Taxes	49.0	62.1	100.4	112.4

Income Tax Expense	16.4	21.1	34.4	38.0

Net Earnings	$32.6	$41.0	$66.0	$74.4

Earnings Per Share – Basic	$0.61	$0.67	$1.21	$1.21

Earnings Per Share – Diluted	$0.60	$0.67	$1.20	$1.20

Dividends Declared, per share	$0.0880	$0.0880	$0.1760	$0.1760

See accompanying notes to condensed consolidated financial statements

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Dollars in Millions Except Share Data)
(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Key Exec. Deferred Comp.	Total Shareholders' Equity

Balance, May 31, 2008	55,706,997	$11.1	$–	$76.7	$(60.1)	$(4.3)	$23.4

Net earnings	–	–	–	66.0	–	–	66.0
Foreign currency translation adjustment	–	–	–	–	(22.2)	–	(22.2)
Pension and post-retirement liability adjustments	–	–	–	–	4.2	–	4.2
Unrealized holding gain on available-for-sale securities	–	–	–	–	(0.6)	–	(0.6)
Total comprehensive income							47.4
Cash dividends declared	–	–	–	(9.6)	–	–	(9.6)
Exercise of stock options	23,050	–	0.6	–	–	–	0.6
Employee stock purchase plan	76,624	–	1.5	–	–	–	1.5
Repurchase and retirement of common stock	(2,128,470)	(0.4)	0.3	–	–	–	(0.1)
Restricted stock units compensation expense	–	–	0.3	–	–	–	0.3
Stock grants compensation expense	–	–	0.4	–	–	–	0.4
Stock option compensation expense	–	–	1.3	–	–	–	1.3
Stock grants issued	2,000
Performance share units compensation expense	–	–	1.2	–	–	–	1.2

Balance, November 29, 2008	53,680,201	$10.7	$5.6	$133.1	$(78.7)	$(4.3)	$66.4

See accompanying notes to condensed consolidated financial statements

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS
(Dollars in Millions)
(Unaudited)

	Six Months Ended

	November 29, 2008	December 1, 2007

Cash Flows from Operating Activities:
Net earnings	$66.0	$74.4
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	22.0	22.1
Stock-based compensation	3.5	3.4
Pension benefits	1.6	2.6
Gain on sale of dealership	(0.8)	(0.6)
Restructuring expense	0.4	5.2
Cash payments related to restructuring	(0.1)	(0.5)
Other, net	4.0	4.0
(Increase) decrease in current assets	10.9	(34.0)
Increase (decrease) in current liabilities	(61.8)	11.1

Net Cash Provided by Operating Activities	45.7	87.7

Cash Flows from Investing Activities:
Short-term investment purchases	(2.4)	(6.7)
Short-term investment sales	2.5	5.1
Capital expenditures	(15.8)	(19.0)
Proceeds from sale of dealership	1.3	0.6
Acquisitions	(2.9)	–
Other, net	0.4	0.3

Net Cash Used for Investing Activities	(16.9)	(19.7)

Cash Flows from Financing Activities:
Dividends paid	(9.8)	(10.9)
Common stock issued	1.9	3.2
Common stock repurchased and retired	(0.2)	(66.0)

Net Cash Used for Financing Activities	(8.1)	(73.7)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(10.0)	3.5

Net Increase (Decrease) in Cash and Cash Equivalents	10.7	(2.2)

Cash and Cash Equivalents, Beginning of Period	155.4	76.4

Cash and Cash Equivalents, End of Period	$166.1	$74.2

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position of the company as of November 29, 2008, and the results of its operations and cash flows for the interim periods presented. Operating results for the six-month period ended November 29, 2008, are not necessarily indicative of the results that may be expected for the year ending May 30, 2009. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the company’s Form 10-K filing for the year ended May 31, 2008.

2. FISCAL YEAR
The company’s fiscal year ends on the Saturday closest to May 31. Fiscal 2009, the year ending May 30, 2009, and fiscal 2008, the year ended May 31, 2008, each contained 52 weeks. The first six months of fiscal 2009 and fiscal 2008 each contained 26 weeks. The three-month periods ended November 29, 2008, and December 1, 2007, each contained 13 weeks.

3. FOREIGN CURRENCY TRANSLATION
The functional currency for foreign subsidiaries is the local currency. The cumulative effects of translating the balance sheet accounts from the functional currency into the United States dollar using period-end exchange rates and translating revenue and expense accounts using average exchange rates for the period is reflected as a component of “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets. The financial statement impact resulting from remeasuring all foreign currency transactions into the appropriate functional currency, which was included in “Other Expenses (Income)” in the Condensed Consolidated Statements of Operations was a net loss of $0.1 million for the three months ended November 29, 2008, and a negligible loss for the six months ended November 29, 2008. For the three and six-month periods ending December 1, 2007, the financial statement impact was a net gain of $0.5 million and $0.2 million, respectively.

4. COMPREHENSIVE INCOME
Comprehensive income consists of net earnings, foreign currency translation adjustments, pension and post-retirement liability adjustments and unrealized holding gain (loss) on “available-for-sale” securities. Comprehensive income was $18.5 million and $45.0 million for the three months ended November 29, 2008, and December 1, 2007, respectively. For the six months ended November 29, 2008, and December 1, 2007, comprehensive income was $47.4 million and $79.4 million, respectively. The following table presents the components of “Accumulated other comprehensive loss” for the period indicated.

(In Millions)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Liability Adjustments (net of tax)	Unrealized Holding Period Gain (Loss) (net of tax)	Total Accumulated Other Comprehensive Loss

Balance, May 31, 2008	$4.6	$(64.5)	$(0.2)	$(60.1)
Other comprehensive income
(loss) for the six months
ended November 29, 2008	(22.2)	4.2	(0.6)	(18.6)

Balance, November 29, 2008	$(17.6)	$(60.3)	$(0.8)	$(78.7)

5. COMMON STOCK AND EARNINGS PER SHARE
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS).

Three Months Ended Six Months Ended November 29, December 1, November 29, December 1, 2008 2007 2008 2007
	Three Months Ended		Six Months Ended

	November 29, 2008	December 1, 2007	November 29, 2008	December 1, 2007

Numerators:
Numerator for both basic and diluted EPS, net
earnings (In Millions)	$32.6	$41.0	$66.0	$74.4

Denominators:
Denominator for basic EPS, weighted-average
common shares outstanding	53,703,598	60,859,633	54,652,646	61,320,532

Potentially dilutive shares resulting from stock
plans	415,483	404,467	420,010	491,911

Denominator for diluted EPS	54,119,081	61,264,100	55,072,656	61,812,443

Options to purchase 2,946,700 and 1,715,555 shares of common stock for the three months ended November 29, 2008 and December 1, 2007, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive. Options to purchase 2,696,102 and 1,229,340 shares of common stock for the six months ended November 29, 2008 and December 1, 2007, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.

In fiscal 2008, the company entered into two agreements to purchase shares of its common stock under an Accelerated Share Repurchase (ASR) program approved by its board of directors. Under this program, the company retired 2.1 million shares during the three months ended November 29, 2008. The ASR program was completed in September 2008, with a total of 7.5 million shares retired.

6. STOCK-BASED COMPENSATION
The company accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123(R) “Share Based Payment” (SFAS 123(R)). Compensation costs related to the company’s stock-based compensation plans were $1.6 million and $1.4 million for the three months ended November 29, 2008 and December 1, 2007, respectively. The related income tax benefits for both three-month periods were $0.5 million. For the six months ended November 29, 2008 and December 1, 2007, compensation costs were $3.5 million and $3.5 million, respectively. The related income tax benefits for both six-month periods were $1.2 million.

Stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three months ended November 29, 2008 and December 1, 2007 has been reduced for estimated forfeitures, as it is based on awards ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

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

	Three Months Ended		Six Months Ended

	November 29, 2008(5)	December 1, 2007	November 29, 2008	December 1, 2007

Risk-free interest rates (1)	–	3.5-3.7%	3.6%	3.5-4.8%
Expected term of options (2)	–	2-4 years	5.5 years	2-6 years
Expected volatility (3)	–	28%	33%	28%
Dividend yield (4)	–	1.0%	1.4%	1.0%
Weighted-average grant-date fair value of stock
stock options:
Granted with exercise prices equal to the
fair market value of the stock on the date	$–	$4.74	$8.09	$9.65
of grant
Granted with exercise prices greater than
the fair market value of the stock on the	$–	$–	$–	$–
date of grant

(1)	Represents the U.S. Treasury yield over the same period as the expected option term.
(2)	Represents the period of time that options granted are expected to be outstanding. Based on analysis of historical option exercise activity, the company has determined that all employee groups exhibit similar exercise and post-vesting termination behavior.
(3)	Amount is determined based on analysis of historical price volatility of the company’s common stock over a period equal to the expected term of the options. The company also utilizes a market-based or “implied volatility” measure, on exchange-traded options in the company’s common stock, as a reference in determining this assumption.
(4)	Represents the company’s estimated cash dividend yield over the expected term of options.
(5)	No stock options were granted during the three months ended November 29, 2008, therefore, there are no valuation assumptions.

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

Cash payments for income taxes and interest were as follows.

	Three Months Ended		Six Months Ended

(In Millions)	November 29, 2008	December 1, 2007	November 29, 2008	December 1, 2007

Income taxes paid, net	$29.4	$32.9	$38.2	$34.6
Interest paid	$5.9	$7.1	$12.2	$7.2

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

Net investment income recognized in the Condensed Consolidated Statements of Operations resulting from these investments were negligible for the three-month period ended November 29, 2008, and totaled approximately $0.2 million for the three-month period ended December 1, 2007. Net investment income totaled approximately $0.1 million and $0.3 million for each of the six-month periods ending November 29, 2008 and December 1, 2007, respectively.

The following is a summary of the carrying and market values of the company’s short-term investments as of the respective dates.

	November 29, 2008

(In Millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value(1)

U.S. Government & Agency Debt	$5.1	$0.3	$–	$5.4
Corporate Investments	5.9	–	(1.0)	4.9
Mortgage-Backed	4.2	–	(0.4)	3.8
Other Debt	0.6	–	(0.1)	0.5

Total	$15.8	$0.3	$(1.5)	$14.6

	May 31, 2008

(In Millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value

U.S. Government & Agency Debt	$4.8	$0.2	$–	$5.0
Corporate Investments	6.0	–	(0.2)	5.8
Mortgage-Backed	4.2	–	(0.1)	4.1
Other Debt	0.9	–	(0.1)	0.8

Total	$15.9	$0.2	$(0.4)	$15.7

(1)	Further information on the market value of short term investments can be found in Note 11.

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

	Three Months Ended		Six Months Ended

(In Millions)	November 29, 2008	December 1, 2007	November 29, 2008	December 1, 2007

Net Sales:
North American Furniture Solutions	$389.3	$407.6	$785.2	$813.9
Non-North American Furniture Solutions	72.4	83.7	142.5	157.0
Other	14.9	14.6	28.0	26.7

Total	$476.6	$505.9	$955.7	$997.6

Depreciation and Amortization:
North American Furniture Solutions	$9.2	$9.4	$18.5	$18.7
Non-North American Furniture Solutions	1.2	1.2	2.7	2.4
Other	0.4	0.5	0.8	1.0

Total	$10.8	$11.1	$22.0	$22.1

Operating Earnings:
North American Furniture Solutions	$47.3	$53.7	$95.8	$95.7
Non-North American Furniture Solutions	5.7	13.5	12.0	23.4
Other	1.6	(2.0)	3.4	(0.2)

Total	$54.6	$65.2	$111.2	$118.9

Capital Expenditures:
North American Furniture Solutions	$6.5	$7.5	$13.7	$15.1
Non-North American Furniture Solutions	1.1	1.9	2.0	2.9
Other	--	0.7	0.1	1.0

Total	$7.6	$10.1	$15.8	$19.0

(In Millions)	November 29, 2008	May 31, 2008

Total Assets:
North American Furniture Solutions	$605.7	$594.9
Non-North American Furniture Solutions	133.4	159.2
Other	28.2	29.1

Total	$767.3	$783.2

The accounting policies of the reportable operating segments are the same as those of the company. Additionally, the company employs a methodology for allocating corporate costs and assets to the operating segments. The underlying objective of this methodology s to allocate corporate costs according to the relative usage of the underlying resources and to allocate corporate assets according to the relative expected benefit. The company has determined that allocation based on relative net sales is most appropriate for all expenses. The majority of corporate costs are allocated to the operating segments, however, certain costs that are generally considered the result of isolated business decisions are not subject to allocation and are evaluated separately from the rest of the regular ongoing business operations. Restructuring expenses are generally allocated to the “Other” category.

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

The company is required to adopt the provisions of both SFAS 141(R) and SFAS 160 simultaneously at the beginning of fiscal 2010. Earlier adoption is prohibited. The company is currently evaluating the provisions of these pronouncements and the potential impact on its consolidated financial statements.

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

11. FAIR VALUE
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157) which establishes a comprehensive framework for measuring the fair value of assets and liabilities and expands disclosures about fair value measurements.  Specifically, SFAS 157 sets forth a definition of fair value, and establishes a hierarchy prioritizing the use of inputs in valuation techniques. SFAS 157 defines levels within the hierarchy as follows:

•	Level 1 – quoted prices (unadjusted) in active markets for identical assets and liabilities.
•	Level 2 – either direct or indirect inputs, other than quoted prices included within Level 1, which are observable for similar assets or liabilities.
•	Level 3 – inputs are unobservable.

In February 2008, the FASB issued FASB Staff Position 157-2, “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2) which delayed the effective date of SFAS 157 for all nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until the company’s 2010 fiscal year.

The company adopted the provisions of SFAS 157 for financial assets and liabilities as of June 1, 2008.  There was no impact to the company’s consolidated financial statements related to the adoption of SFAS 157.  The following table sets forth financial assets and liabilities measured at fair value in the Condensed Consolidated Balance Sheets and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of November 29, 2008.

(In Millions)	Fair Value Measurements as of November 29, 2008

Financial Assets	Total	Quoted Prices in Active Markets (Level 1)	Quoted Prices With Other Observable Inputs (Level 2)

Available-for-sale securities	$14.6	$6.4	$8.2
Interest rate swap agreements	2.3	–	2.3
Deferred compensation plan	0.7	0.7	–

Total	$17.6	$7.1	$10.5

Financial Liabilities
Foreign currency forward contracts	$0.1	$–	$0.1

Total	$0.1	$–	$0.1

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

12. OTHER INTANGIBLE ASSETS
Other intangible assets are comprised of patents, trademarks and intellectual property rights. As of November 29, 2008, the combined gross carrying value and accumulated amortization was $23.5 million and $8.4 million, respectively. As of May 31, 2008, these amounts totaled $25.7 million and $7.6 million, respectively. The company amortizes its intangible assets over periods ranging from 5 to 17 years.

Amortization expense related to intangible assets totaled approximately $0.6 million and $.4 million for the three-month periods ended November 29, 2008, and December 1, 2007, respectively. For the six months ended November 29, 2008, and December 1, 2007, amortization expense related to intangible assets totaled approximately $1.1 million and $0.9 million, respectively.

Estimated amortization expense for intangible assets as of November 29, 2008, for each of the succeeding fiscal years is as follows:

(In Millions)	Remaining 2009	$0.8
xx	2010	$1.4
xx	2011	$1.4
xx	2012	$1.3
xx	2013	$0.5

13. LONG TERM DEBT
On January 3, 2008, the company issued a total of $200 million in senior unsecured private placement notes; $150 million of these notes bear interest at 6.42 percent and are due in January 2018. The remaining $50 million in private placement notes bear interest at 5.94 percent and are due in January 2015. Related interest payments are due semi-annually.

The company has available, a senior unsecured revolving credit facility that provides for $250 million of borrowings and expires in December 2012. This variable interest credit facility includes an option to increase the available line of credit by an additional $100 million subject to customary conditions. Outstanding borrowings under the credit agreement bear interest at rates based on the prime rate, Federal Funds rate, LIBOR, or negotiated rates as outlined in the agreement. Interest is payable periodically throughout the period a borrowing is outstanding. As of November 29, 2008, and May 31, 2008, total usage against this facility was $13.1 million, all of which related to outstanding letters of credit.

On March 6, 2001, the company sold publicly registered debt securities totaling $175.0 million. These notes mature on March 15, 2011 and bear an annual interest rate of 7.125 percent, with interest payments due semi-annually.

The company previously entered into a fixed-to-floating interest rate swap agreement, which expires on March 15, 2011, and effectively converts $50 million of fixed-rate debt securities to a floating-rate basis. The fair value of this swap instrument, which is based upon expected LIBOR rates over the remaining term of the instrument, was approximately $2.3 million as of November 29, 2008, and is reflected as an addition to long-term debt and an offsetting addition to other long-term assets in the Condensed Consolidated Balance Sheet. As of May 31, 2008, the fair value of approximately $0.5 million is reflected as an addition to long-term debt and an offsetting addition to other long-term assets. The floating interest rate for this agreement is based on the six-month LIBOR, set in-arrears at the end of each semi-annual period, which is estimated to be 4.7 percent at November 29, 2008 and 5.6 percent at May 31, 2008. The next scheduled interest rate reset date is in March 2009.

As of November 29, 2008, a total of $50.0 million of the company’s outstanding debt was effectively converted to a variable-rate basis as a result of the remaining interest rate swap arrangement. This swap is a fair-value hedge and qualifies for hedge-accounting treatment using the “short-cut” method under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Under this accounting treatment, the change in the fair value of the interest rate swap is equal to the change in value of the related hedged debt and, as a result, there is no net effect on earnings. This agreement requires the company to pay floating-rate interest payments in return for receiving fixed-rate interest payments that coincide with the semi-annual payments to the debt holders at the same date.

The counterparty to this swap instrument is a large financial institution which the company believes is of high-quality creditworthiness. While the company may be exposed to potential losses due to the credit risk of non-performance by this counterparty, such losses are not anticipated. The impact of the swap arrangement on interest expense was a reduction of $ 0.3 million and an increase of $ 0.1 million in the three-month periods ended November 29, 2008, and December 1, 2007, respectively. The impact on interest expense due to the swap arrangements for the six months ended November 29, 2008 and December 1, 2007, was a reduction of $ 0.5 million and an increase of $ 0.2 million, respectively.

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

(In Millions)	Three Months Ended		Six Months Ended

	November 29, 2008	December 1, 2007	November 29, 2008	December 1, 2007

Accrual Balance - beginning	$15.2	$14.7	$14.9	$14.6
Accrual for warranty matters	2.9	3.5	6.2	7.2
Settlements and adjustments	(3.1)	(3.3)	(6.1)	(6.9)

Accrual Balance - ending	$15.0	$14.9	$15.0	$14.9

Other Guarantees
The company is periodically required to provide performance bonds in order to do business with certain customers. These arrangements are common and generally have terms ranging between one and three years. The bonds are required to provide assurances to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies, however, the company is ultimately liable for claims that may occur against them. As of November 29, 2008, the company had a maximum financial exposure related to performance bonds totaling approximately $9.0 million. The company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements. The company also believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company’s financial statements. Accordingly, no liability has been recorded as of November 29, 2008 and May 31, 2008.

The company has entered into standby letter of credit arrangements for the purpose of protecting various insurance companies against default on the payment of certain premiums and claims. A majority of these arrangements are related to the company’s wholly-owned captive insurance company. As of November 29, 2008, the company had a maximum financial exposure from these standby letters of credit totaling approximately $13.1 million. The company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company’s financial statements. Accordingly, no liability has been recorded as of November 29, 2008, and May 31, 2008.

Contingencies
The company currently leases a facility in the UK under an agreement that expired in March 2008. Under the terms of the lease, the company is required to perform the maintenance and repairs necessary to address the general dilapidation of the facility. The ultimate cost of this provision to the company is dependent on a number of factors including, but not limited to, the future use of the facility by the lessor and whether the company chooses and is permitted to renew the lease term. The company has estimated the cost of these maintenance and repairs to be between $0 and $3 million, depending on the outcome of future plans and negotiations. As a result, the estimated liability of $1.0 million has been recorded as a liability reflected under the caption “Other Liabilities” in the Condensed Consolidated Balance Sheets at November 29, 2008, and May 31, 2008.

The company has a lease obligation in the UK until May 2014 for a facility that it previously exited. The estimated liability of $1.6 million and $2.0 million is reflected under the caption “Other Liabilities” in the Condensed Consolidated Balance Sheets at November 29, 2008 and May 31, 2008, respectively.

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

15. INCOME TAXES
The effective tax rates for the three months ended November 29, 2008 and December 1, 2007, were 33.5 percent and 34.0 percent, respectively. For the six months ended November 29, 2008 and December 1, 2007, the effective tax rates were 34.3 percent and 33.8 percent, respectively. The company’s United States federal statutory rate is 35.0 percent. The current year effective rate was below the statutory rate primarily due to the manufacturing deduction under the American Jobs Creation Act of 2004 and increased Research & Development Credit arising from the retro-active extension of the credit back to January 1, 2008. The effective rate in the prior year was below the statutory rate primarily due to the manufacturing deduction under the American Jobs Creation Act of 2004.

The company adopted the provisions of FIN 48 on June 3, 2007. Prior to the adoption of FIN 48, the company had income tax accruals of $6.6 million associated with tax benefits taken in tax returns but not recognized for financial statement purposes (“unrecognized tax benefits”). As a result of the adoption of FIN 48, the company recorded an increase in liabilities for unrecognized tax benefits of $0.8 million, which was recorded as a reduction to beginning retained earnings in fiscal 2008. Including this cumulative effect adjustment, the company had income tax accruals associated with unrecognized tax benefits totaling $7.8 million and $7.7 million as of November 29, 2008 and December 1, 2007, respectively. The company’s effective tax rate would have been affected by this amount had the unrecognized tax benefits been recognized as a reduction to income tax expense.

The company recognizes interest and penalties related to unrecognized tax benefits through income tax expense in its statement of operations. The company has reserved approximately $0.2 million for interest and penalties related to the adoption of FIN 48, which is also recorded as a reduction to beginning retained earnings in fiscal 2008. Interest and penalties recognized in the company’s Condensed Consolidated Statements of Operations during the quarterly and six-month periods ended November 29, 2008 and December 1, 2007 were negligible. As of November 29, 2008 and December 1, 2007, the company’s recorded liability for interest and penalties related to unrecognized tax benefits totaled $0.8 million and $0.9 million, respectively.

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

16. EMPLOYEE BENEFIT PLANS
The following tables summarize the costs of the company’s employee pension and other post-retirement plans for the periods indicated.

(In Millions)	Three Months Ended

	Pension Benefits		Other Post-Retirement Benefits

	November 29, 2008	December 1, 2007	November 29, 2008	December 1, 2007

Domestic:
Service cost	$2.1	$1.7	$–	$–
Interest cost	4.8	4.0	0.2	0.2
Expected return on plan assets	(5.5)	(5.4)	–	–
Net amortization loss	1.0	0.9	–	0.1

Net periodic benefit cost	$2.4	$1.2	$0.2	$0.3

International:
Service cost	$0.5	$0.6
Interest cost	1.2	1.1
Expected return on plan assets	(1.2)	(1.3)
Net amortization loss	0.2	0.1

Net periodic benefit cost	$0.7	$0.5

(In Millions)	Six Months Ended

	Pension Benefits		Other Post-Retirement Benefits

	November 29, 2008	December 1, 2007	November 29, 2008	December 1, 2007

Domestic:
Service cost	$4.1	$4.0	$–	$–
Interest cost	9.1	8.0	0.4	0.5
Expected return on plan assets	(11.0)	(10.8)	–	–
Net amortization loss	1.3	1.6	0.1	0.2

Net periodic benefit cost	$3.5	$2.8	$0.5	$0.7

International:
Service cost	$1.1	$1.2
Interest cost	2.5	2.2
Expected return on plan assets	(2.5)	(2.6)
Net amortization loss	0.5	0.2

Net periodic benefit cost	$1.6	$1.0

The company is currently evaluating what voluntary contributions, if any, will be made to its various employee retirement plans in fiscal 2009. Actual contributions will be dependent upon investment returns, changes in pension obligations and other economic and regulatory factors.

17. ACQUISITIONS AND DIVESTITURES
On February 1, 2008, the company completed its acquisition of the stock of Brandrud Furniture, Inc. (Brandrud), an Auburn, Washington-based manufacturer of healthcare furnishings. With annual net sales of approximately $20 million at the time of purchase, Brandrud focuses on seating products for patient rooms, patient treatment areas, and public spaces such as lobbies and waiting areas. The initial purchase price related to this transaction was $12.0 million, which included $0.3 million of acquired cash. The contractual terms of this acquisition provide for additional purchase consideration from the company in the third fiscal quarter of 2009 contingent upon the achievement of specific earnings targets of Brandrud as a wholly-owned subsidiary. The company estimates the additional purchase consideration to be in the range of $22 million to $28 million. Final purchase accounting on this transaction is pending the determination of additional purchase consideration, and is expected to be completed during fiscal 2009.

During the first quarter of fiscal 2009, the company completed the sale of a wholly owned contract furniture dealership. The sale of this dealership corresponds with the company’s strategy to transition its owned dealerships to independent owners when possible. The company ceased consolidation of the dealership’s balance sheet and results of operations at the beginning of the first quarter of fiscal 2009.

During the second quarter of fiscal 2009, the company completed the purchase of selected elements of Ruskin Industries, a specialized manufacturer of complex wood frames and wood frame components, based in Hickory, North Carolina. The purchase consideration for this transaction was approximately $2.9 million with no acquired cash.

18. SUBSEQUENT EVENT
During the second quarter, we announced a cost reduction plan designed to reduce expenses and improve profitability. The cost reduction actions, which will take place early in the third quarter, include the elimination of approximately 1,100 positions. These eliminations include salaried, hourly and temporary workers. The positions that will be eliminated represent a variety of functional areas. A number of employees affected will be offered one-time termination benefits, including severance and outplacement services. Additionally we will be consolidating our office space in West Michigan by exiting a leased facility. In connection with these actions, we anticipate a pre-tax restructuring expense of approximately $21 million, most of which will be paid in the current fiscal year.

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

Discussion of Current Business Conditions
In the second quarter of fiscal 2009, we began to experience a negative impact from the slowing global economy. While net sales were modestly lower than the prior year, order rates declined significantly from the prior year. As a result of the slowing order rate and uncertain outlook, we continued on our path of reducing operating expenses by announcing our intent to initiate a number of actions aimed at reducing costs. These initiatives, which will be implemented in the third quarter, include a workforce reduction eliminating approximately 1,100 positions. This action will include voluntary and involuntary reductions of salaried, hourly, and temporary positions.

Our top line of $476.6 million for the quarter was down 5.8 percent from the same period last year, when we reported net sales of $505.9 million. The sales decline was driven by a challenging economic environment and affected most areas across the globe. Non-North American net sales, which experienced a reduction in project business, were down 13.4 percent while North American sales were down 4.5 percent.

Orders declined in the second quarter by $146.5 million or 25.6 percent from the same period in fiscal 2008. Orders were negatively affected during the quarter by the slowing global economy and by foreign currency translation as the US dollar strengthened. Additionally, we estimate that our general price increase which was effective in August 2008 moved approximately $35 million in orders out of the second quarter into the first quarter of fiscal 2009. In total, North American orders declined by 22.9 percent and non-North American orders declined by 30.5 percent compared to the second quarter of the prior year.

Our ability to control operating expenses was a highlight for the quarter. Operating expense was 21.1 percent of net sales, 60 basis points below last year. This allowed us to generate operating earnings of 11.5 percent in a very challenging economic environment. In part, our reduction in operating expense is a result of the cost reduction actions that we took in the second quarter of last year, which included an adjustment to our capital structure.

The Accelerated Share Repurchase (ASR) program we implemented last year, and completed in the second quarter, has reduced our average share count by 11.7 percent compared to the second quarter last year. When considering incremental interest costs associated with debt used to fund the ASR, this share reduction increased earnings per share by $0.03 in the quarter.

The Business Institutional Furniture Manufacturers Association (BIFMA) issued its most recent domestic industry forecast in November 2008. In its report, BIFMA anticipates the growth in orders and shipments will continue to be negative for the balance of calendar 2008 and for all of 2009. This negative growth is primarily due to a weakening job market, falling home prices, and tighter credit. BIFMA also revised its outlook downward for corporate profits in 2009 which will again challenge the U.S. furniture market.

Analysis of Second Quarter Results
The quarters ended November 29, 2008 and December 1, 2007 each included 13 weeks of operations. The following table presents certain key highlights from the results of operations for the periods indicated.

In millions, except per share data	Three Months Ended			Six Months Ended

	November 29, 2008	December 1, 2007	Percent Change	November 29, 2008	December 1, 2007	Percent Change

Net Sales	$476.6	$505.9	(5.8)%	$955.7	$997.6	(4.2)%
Gross Margin	155.4	180.1	(13.7)	317.8	347.7	(8.6)
Operating Expenses	100.4	109.7	(8.5)	206.2	223.6	(7.8)
Restructuring	0.4	5.2	(92.3)	0.4	5.2	(92.3)
Operating Earnings	54.6	65.2	(16.3)	111.2	118.9	(6.5)
Net Earnings	32.6	41.0	(20.5)	66.0	74.4	(11.3)
Earnings per share - diluted	0.60	0.67	(10.4)	1.20	1.20	–
Orders	426.0	572.5	(25.6)	961.2	1,056.3	(9.0)
Backlog	281.7	346.5	(18.7)%	281.7	346.5	(18.7)%

The following table presents, for the periods indicated, the components of the company’s Condensed Consolidated Statements of Operations as a percentage of net sales.

	Three Months Ended		Six Months Ended

	November 29, 2008(1)	December 1, 2007(1)	November 29, 2008(1)	December 1, 2007(1)

Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	67.4	64.4	66.7	65.1
Gross Margin	32.6	35.6	33.3	34.9
Operating Expenses	21.1	21.7	21.6	22.4
Restructuring	0.1	1.0	0.0	0.5
Operating Margin	11.5	12.9	11.6	11.9
Other Expense, net	1.2	0.6	1.1	0.7
Earnings Before Income Taxes	10.3	12.3	10.5	11.3
Income Tax Expense	3.4	4.2	3.6	3.8
Net Earnings	6.8%	8.1%	6.9%	7.5%

(1)	Percentages do not foot due to rounding

Consolidated Sales, Orders, and Backlog
Net sales in the second quarter of fiscal 2009 were $476.6 million which represents a decline of 5.8 percent from the same period last year. This level of sales decline was more than expected, as orders early in the quarter were lower than anticipated, driven by the economic climate. Additionally, the U.S. dollar strengthened significantly against most foreign currencies during the second quarter which negatively impacted net sales by approximately $10.4 million.

For the six-month period ended November 29, 2008, net sales were $955.7 million. This represents a decrease of 4.2 percent from the prior year period. Currency exchange rate fluctuations drove an estimated $6.4 million decrease in consolidated net sales relative to the prior year six-month period.

On a sequential quarter basis, consolidated net sales decreased slightly from $479.1 million in the first quarter of fiscal 2009. This represents a 0.5 percent decline from the prior quarter.

Orders in the second quarter were $426.0 million, a decrease of $146.5 million or 25.6 percent over the same period last year. In addition to being impacted by the previously discussed August 2008 price increase, the strengthening U.S. dollar relative to certain foreign currencies negatively impacted orders by approximately $19.9 million. Sequentially, orders declined $109.2 million or 20.4 percent from first quarter levels.

Through the first six months of fiscal 2009, orders of $961.2 million were down $95.1 million, or 9.0 percent versus the prior year.

Our backlog of unfilled orders at November 29, 2008 was $281.7 million, which represents a decrease of $64.8 million or 18.7 percent over the balances at the end of the second quarter last year.

Performance versus the Domestic Contract Furniture Industry
BIFMA is the trade association for the U.S. domestic office furniture industry. We monitor the trade statistics reported by BIFMA and consider them an indicator of industry-wide sales and order performance. BIFMA publishes statistical data for the contract segment and the office supply segment within the U.S. furniture market. The U.S. contract segment is primarily with large to mid-size corporations installed via a network of dealers. The office supply segment is primarily to smaller customers via wholesalers and retailers. We primarily participate, and believe we are a leader in, the contract segment. While comparisons to BIFMA are important, we continue to pursue a strategy of revenue diversification that makes us less reliant on the drivers that impact BIFMA and lessens our dependence on the U.S. office furniture market.

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

Our BIFMA comparable net sales and orders decreased 0.3% and 17.1% respectively during the second quarter of fiscal 2009 compared to the same quarter last year. The orders decrease would have been approximately 8% if the second quarter orders were adjusted for the $35 million that were pulled into the first quarter as a result of the price increase. By comparison, BIFMA reported an estimated year-over-year decrease in U.S. office furniture shipments of 2.9% for the three-months ended November 2009. Industry orders for the quarter as reported by BIFMA declined 9.4% from the same period last year.

Consolidated Gross Margin
Consolidated gross margin in the second quarter declined 300 basis points to 32.6 percent of net sales compared to the second quarter last year. As a percentage of sales, we experienced a significant increase in the cost of direct materials. Direct labor was up slightly on a year-over-year basis. These increases in cost relative to sales were partially offset by reductions in overhead. Details relative to the major components of consolidated gross margin follow.

Direct materials increased 300 basis points from the second quarter last year primarily due to the increase of commodity costs. This increase was expected, as most of our fixed-price contracts for raw inputs expired during the fourth quarter of last year. We estimate commodity costs increased $12 million for the quarter compared to the second quarter of fiscal 2008. Offsetting some of the increased cost of materials were value engineering improvements made in our Systems product lines. The general price increase announced at the beginning of August 2008 had only a modest impact on our results for the quarter. This is primarily due to our strong backlog of orders at the start of the quarter, which was comprised of pre-price increase orders, and customer contracts which expire at various times throughout the year, and therefore were not yet subject to the increase. Our product pricing strategy, combined with our commitment to lean manufacturing principles under the Herman Miller Production System (HMPS), continue to be our primary means of addressing the financial impact of these volatile input costs. Based on commodity contracts, we expect the commodity impact to begin to reverse in the third quarter, and be reduced substantially by the fourth quarter.

Direct labor at 6.2 percent of net sales was up 40 basis points from the same period last year. The increase was a result of annual merit increases as well as a sales mix shifting toward products with higher labor content.

Manufacturing overhead improved 50 basis points as a percentage of sales. This improvement is primarily the result of a reduction in incentive compensation when compared to the prior year quarter. Incentive compensation accruals are based upon a measure of economic profitability relative to the prior year period as opposed to an absolute measure of profitability in any one period.

Freight and product distribution costs were flat as a percentage of sales in the second quarter of fiscal 2009 as compared to the same period last year.

On a sequential-quarter basis, consolidated gross margins decreased 130 basis points from 33.9 percent of sales reported in the first quarter of fiscal 2009. The primary driver of the decrease in gross margin is the continued increase in the cost of direct materials.

Gross margin in the first six months of fiscal 2009 was 33.3 percent compared to 34.9 percent in the prior year. The decrease was driven mainly by increases in prices for raw material and manufacturing components. On a year-to-date basis, we estimate these increases to be approximately $21 million higher than the same period last year.

Cost Reduction Actions
During the second quarter we announced a cost reduction plan designed to reduce expenses and improve profitability. The cost reduction actions, which will take place early in the third quarter, include the elimination of approximately 1,100 positions. These eliminations include salaried, hourly and temporary workers. The positions that will be eliminated represent a variety of functional areas. Many of the employees affected will be offered one-time termination benefits, including severance and outplacement services. Additionally we will be consolidating our office space in West Michigan by exiting a leased facility. In connection with these actions, we anticipate a pre-tax restructuring expense of approximately $21 million, see Note 18.

Operating Expenses and Operating Earnings
The second quarter operating expenses were $100.4 million or 21.1 percent of net sales, a decrease of $9.3 million from the second quarter of fiscal 2008. As a percentage of sales, this is a 60 basis point improvement. We remain committed to reducing costs as we navigate our business through a difficult economic environment. A significant driver of the year-over-year savings is the reduction in incentive compensation expenses which were $8.3 million lower than the same period last year. The cost reduction actions which were implemented in the second quarter of last year had the impact of offsetting inflationary cost in the current quarter.

Through the first six months of fiscal 2009, operating expenses totaled $206.2 million or 21.6 percent of sales. This compares to $223.6 million or 22.4 percent of sales in the same period last year and represents an expense decrease in the current year-to-date period of $17.4 million

Our investment in R&D, excluding royalties, totaled $9.3 million and $9.4 million for the quarterly periods ended November 29, 2008 and December 1, 2007, respectively. Through the first six months of fiscal 2009, R&D expenses were $18.4 million. This compares to $19.1 million in the same period last fiscal year.

Operating earnings in the second quarter were $54.6 million compared to $65.2 million in the same period last year, representing a decrease of 16.3 percent. Although our top line was 5.8 percent lower than the second quarter of fiscal 2008, and material increased 300 basis points from the same period, our variable cost business model and cost reduction efforts resulted in only a 140 basis point contraction in operating earnings. As a percentage of net sales, operating earnings were 11.5 percent versus 12.9 percent in the prior year. The foreign currency impact on operating earnings was negligible for the quarter. On a year-to-date basis, operating earnings in the current year of $111.2 million were down 6.5 percent from $118.9 million last year. As a percentage of net sales, operating earnings through six months were 11.6 percent versus 11.9 percent last year.

Other Income/Expense and Income Taxes

Net other expenses in the quarter and the six months ended November 29, 2008 totaled $5.6 million and $10.8 million respectively. This compares to $3.1 million and $6.5 million respectively, in the same periods last year. The increase in expense over both comparative periods was driven primarily by higher interest cost due the long-term debt issued in the third quarter of fiscal 2008.

We incurred a net foreign currency transaction loss of $0.1 million in the current quarter compared to a gain of $0.5 million last year.

The effective tax rates for the three months ended November 29, 2008 and December 1, 2007, were 33.5 percent and 34.0 percent, respectively. The effective tax rates were 34.3 percent and 33.8 percent for the six months ended November 29, 2008, and December 1, 2007, respectively. The current quarter and year-to-date effective rates were below the United States federal statutory rate of 35 percent primarily due to the manufacturing deduction under the American Jobs Creation Act of 2004 (AJCA). We expect our full-year effective tax rate for fiscal 2009 to be between 32 percent and 34 percent.

In the first quarter of fiscal 2008, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" (FIN 48). Upon adoption, we recognized an increase in accrued liabilities associated with unrecognized tax benefits. We also recognized an increase in accruals for estimated interest and penalties associated with those unrecognized tax benefits. These accrual adjustments totaled $1.0 million, and were recorded net of tax within beginning retained earnings. This adjustment, which did not impact net earnings, is considered a Cumulative Effect of a Change in Accounting Principle as required by FIN 48. Additionally, in the first quarter of fiscal 2008, we reclassified $8.7 million from current accrued income taxes payable into non-current liabilities. This reclassification was made to match the anticipated timing of future income tax payments.

Further information regarding our income taxes can be found in Note 15

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

Net sales within our North American Furniture Solutions segment were down 4.5 percent to $389.3 million from $407.6 million reported in the second quarter last year. Orders within the North American segment declined by 22.9 percent, reflecting the slowing demand in the U.S. as well as the pull-ahead of orders in advance of the August 2008 general price increase previously discussed. Through the first six months sales and orders were down 3.5 percent and 8.4 percent, respectively.

Operating earnings in the second quarter within the North American segment were $47.3 million, down from $53.7 million in the second quarter last year. This represents a decrease of $6.4 million or 11.9 percent from the same period last year. This decrease in operating earnings performance is primarily a result of the significant increase in the cost of the commodities used in our furniture components, as previously discussed within the context of gross margin performance. Through the first six months operating income increased $0.1 million over the same period in the prior year. This increase in comparison with the prior year was driven by the cost reduction actions taken at the end of the second quarter last year, as well as a significant reduction in incentive compensation.

Net sales within our non-North American Furniture Solutions segment were $72.4 million in the second quarter. This represents a decrease of 13.5 percent from the second quarter of fiscal 2008 when we reported net sales of $83.7 million. While the second quarter decline of $11.3 million from the prior year quarter has affected most global regions, the most significant declines occurred in the United Kingdom and Europe. Sales for the six month period ending November 29, 2008 were down 9.2 percent over the same period last year.

Operating earnings in the quarter for our non-North American segment decreased $7.8 million to $5.7 million from second quarter of fiscal 2008 operating earnings of $13.5 million. As a percentage of sales, operating earnings in the current quarter were 7.9 percent, down 820 basis points from the same period last year. This is largely due to the loss of leverage from the lower sales volume, a sales mix shift towards less profitable products, and increases in commodity costs. On a year-to-date basis operating earnings were $12.0 million or 8.4 percent of sales. In the same period last year we reported earnings of $23.4 million or 14.9 percent of sales.

Net sales within the “Other” category were $14.9 million, up 2.1 percent from the prior year level of $14.6 million. These sales are primarily due to increased retail business within our Herman Miller for the Home business. On a year-to-date basis sales in this category were up 4.9 percent over the prior year. Orders within this category were $4.7 million, down 73.6 percent over prior year levels. This decrease was in part due to the August 2008 price increase. Retailers ordered inventory prior to the implementation of the price increase for the holiday season. On a year-to-date basis orders were $24.6 million, down 15.2 percent over the same period in the prior year. This decrease includes orders from a new retail customer of $2.7 million during the fiscal year.

Operating earnings in the second quarter for the “Other” category were $1.6 million, an increase of $3.6 million over the second quarter last year when we incurred $5.2 million of restructuring expenses recorded in conjunction with employment reductions. Year-to-date operating earnings were $3.4 million as compared to a loss of $0.2 million in the same period of the prior year.

Changes in currency exchange rates from the prior year affected the U.S. dollar value of net sales within both primary operating segments. We estimate these changes effectively decreased second quarter net sales within the North American segment by approximately $4.9 million. This was largely driven by the strengthening U.S. dollar compared to the Canadian dollar and the Mexican Peso during the period. Within the non-North American segment, exchange rate changes decreased second quarter net sales by an estimated $5.5 million. This decrease was mainly driven by movement in the U.S. dollar to British Pound Sterling and U.S. dollar to Euro exchange rates as compared to last year. It is important to note that period-to-period changes in exchange rates have a directionally similar impact on our international expenses as measured in U.S. dollars.

Financial Condition, Liquidity, and Capital Resources
The table below presents certain key cash flow and capital highlights for the periods indicated.

(In Millions)	Six Months Ended

	November 29, 2008	December 1, 2007

Cash and cash equivalents, end of period	$166.1	$74.2
Short-term investments, end of period	14.6	17.7
Cash generated from operating activities	45.7	87.7
Cash used for investing activities	(16.9)	(19.7)
Cash used for financing activities	(8.1)	(73.7)
Capital expenditures	(15.9)	(19.0)
Stock repurchased and retired	(0.1)	(66.1)
Interest-bearing debt, end of period(1)(3)	377.3	178.8
Available unsecured credit facility, end of period(2)(3)	236.9	136.9

(1)  Amounts shown include the fair market values of the company’s interest rate swap arrangements. The net fair value of these arrangements totaled approximately $2.3 million and $0.8 million at November 29, 2008 and December 1, 2007, respectively.
(2)  Amounts shown are net of outstanding letters of credit, which are applied against the company’s unsecured credit facility.
(3)  During the third quarter of fiscal 2008, the company issued new senior unsecured private placement notes and replaced its unsecured revolving credit facility. Refer to Note 13 for additional information.

Cash Flow – Operating Activities
Cash generated from operating activities in the second quarter was $41.8 million compared to $55.9 million in the prior year. For the first six months of fiscal 2009, cash generated from operations totaled $45.7 million. This compares to cash flows generated from operating activities of $87.7 million in the same period in fiscal 2008.

Quarter and Six -Months Ended November 29, 2008
Changes in working capital balances resulted in a net cash use of $5.7 million in the second quarter. The principal driver of this working capital investment is related to the reduction in incentive compensation and accounts payable, which more than offset reductions in the accounts receivable balance.

Through the first six months of the year, changes in working capital balances accounted for a net $50.9 million use of cash. Included in this amount was an increase in inventory of $6.2 million. A contributing factor to the increase in inventory continues to be the ramp-up of direct business with the U.S. federal government as well as certain non-government accounts. In these arrangements, we sell products and services directly to the end customer without using a dealer intermediary. Sales of this type generally require us to hold the inventory longer and to not recognize revenue until installation is substantially complete. Additional uses of cash were for a reduction of accounts payable, accrued income taxes and accrued compensation and benefits totaling $53.4 million. The reduction in the accrual for compensation and benefits relates to the payout of incentive compensation earned during fiscal 2008. These uses of cash were partially offset by a reduction in accounts receivable of $23.8 million.

Quarter and Six -Months Ended December 1, 2007
Changes in working capital balances resulted in a net cash use of $4.7 million in the second quarter of fiscal 2008. Volume-driven increases in accounts receivable and inventory were partially offset by increased accrued liability and accounts payable balances. The largest increase within accrued liabilities related to employee compensation and benefits. Through the first six months of last year, changes in working capital balances accounted for a net $22.9 million use of cash. Included in this amount were increases in accounts receivable and inventories totaling $30.3 million. We also experienced a net reduction of $19.2 million in compensation and benefit accruals in the six-month period, due largely to the payout of incentive bonuses earned during fiscal 2007. Partially offsetting these working capital investments were volume-driven increases in accounts payable of $14.4 million and unearned revenue liabilities of $9.9 million. Accruals for income taxes also increased from the prior year-end, further offsetting the investment in working capital in the year-to-date period.

Cash Flow – Investing Activities
Our most significant cash outflow related to investing activities continues to be investments in capital assets. We purchased $7.7 million in capital assets during the second quarter of fiscal 2009, and $15.8 million year-to-date. This compares $10.1 million and $19.0 million, respectively in the prior year.

At the end of the second quarter, we had outstanding commitments for capital purchases of $4.8 million. We expect our full-year capital purchases to be approximately $30 million. This compares to full-year capital spending of $40.5 million in fiscal 2008.

During the second quarter of this year, we acquired certain assets and liabilities of a specialty wood manufacturer and supplier in North Carolina. The cash outlay related to this transaction was $2.9 million. This purchase price is reflected as a net cash outflow within the Condensed Consolidated Statement of Cash Flows for the six-month period ended November 29, 2008. Further information related to this transaction can be found in Note 17.

Partially offsetting these investments were cash proceeds of $1.3 million related to the owned dealership that we transitioned to independent status in the first quarter of this year. This amount is reflected as proceeds from the sale of a dealership in the Condensed Consolidated Statement of Cash Flows for the six month period ended November 29, 2008.

Cash Flow – Financing Activities
Dividend payments were $4.9 million in the second quarter and $9.8 million year-to-date through November. For the same period last year, dividend payments totaled $5.4 million and $10.9 million, respectively.

There were no open-market stock repurchases during the current quarter or year-to-date, however, last year in the same period, we repurchased $5.3 million and $66.1 million in common shares in the quarter and year-to-date, respectively.

New share issuances in connection with our various employee benefit programs were $0.8 million for the quarter and $1.9 million year-to-date. This compares to $1.4 million and $3.2 million received for issuances in the same periods in the prior year.

Interest-bearing debt at the end of the second quarter totaled $377.3 million, up $1.5 million from the balance at the end of the first quarter and up $1.8 million from the end of fiscal 2008. These changes are due to the increase in the fair value of our interest rate swap agreement. Further disclosure regarding our interest rate swap arrangement is provided in Note 13.

Outstanding standby letters of credit totaling $13.1 million are considered as usage against our unsecured revolving credit facility. At the end of the second quarter, our availability under this credit facility was $236.9 million. The provisions of our private placement notes and unsecured credit facility require that we adhere to certain covenant restrictions and maintain certain performance ratios. We were in compliance with all such restrictions and performance ratios this quarter and expect to remain in compliance in the near future. In light of recent global economic conditions and the resulting impact on financial institutions, we reviewed the current financial stability of our bank group and believe that they have the ability to honor all existing agreements with the company.

We believe cash on-hand, cash generated from operations and our borrowing capacity will provide adequate liquidity to fund near term and future business operations and capital needs.

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

Variable Interest Entities
On occasion, we provide financial support to certain independent dealers in the form of term loans, lines of credit, and/or loan guarantees which may represent variable interests in such entities. As of November 29, 2008, we were not considered the primary beneficiary of any such dealer relationships under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” Accordingly, we were not required to consolidate the financial statements of any of these entities during the first six months of this fiscal year.

The risks and rewards associated with our interests in these dealerships are primarily limited to our outstanding loans and guarantee amounts. As of November 29, 2008, our maximum exposure to potential losses related to outstanding loans and guarantees to these other entities totaled $0.8 million.

Contingencies

See Note 14 to the condensed consolidated financial statements.

Critical Accounting Policies

We strive to report our financial results clearly and understandably. We follow accounting principles generally accepted in the United States in preparing our consolidated financial statements, which require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. A summary of our more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in our Form 10-K filing for the year ended May 31, 2008. During the first six months of fiscal 2009, there were no material changes in the accounting policies and assumptions previously disclosed.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Direct Material Costs
The company is exposed to risks arising from market price changes for certain direct materials used in its manufacturing processes. The largest direct material costs incurred by the company are for steel, plastic/textiles, wood particleboard, aluminum components and diesel for transportation. The market price of plastics and textiles are sensitive to the cost of oil and natural gas. The cost of wood particleboard has been impacted by continual downsizing of production capacity in the wood market. Aluminum component prices are sensitive to changes in energy costs associated with the conversion of raw materials to aluminum ingots.

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

In the normal course of business, the company enters into contracts denominated in foreign currencies. The principal foreign currencies in which the company conducts its business are the British Pound Sterling, Euro, Canadian dollar, Japanese Yen, Mexican Peso, and Chinese Renminbi. As of November 29, 2008, the company had outstanding, five forward currency instruments designed to offset either net asset or net liability exposure that is denominated in non-functional currencies. Two forward contracts were placed to offset a 3.0 million Euro-denominated net asset exposure. One forward contract was placed to offset a 1.2 million U.S. dollar-denominated net asset exposure in Mexico. Two forward contracts were placed to offset a 3.3 million U.S. dollar-denominated net liability exposure in China. As of May 31, 2008, the company had outstanding, five forward currency instruments designed to offset either net asset or net liability exposure that is denominated in non-functional currencies. Three forward contracts were placed in order to offset a 4.0 million Euro-denominated net asset exposure that is denominated in a non-functional currency. Two forward contracts were placed to offset a 6.0 million U.S. dollar-denominated net liability exposure in China.

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

As of November 29, 2008, the weighted-average interest rate on the company’s variable-rate debt was approximately 4.7%. Based on the level of variable-rate debt outstanding as of that date, a 1 percentage-point increase in the weighted-average interest rate would increase the company’s estimated annual pre-tax interest expense by approximately $0.5 million.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, the company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 29, 2008, and have concluded that as of that date, the company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
There were no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended November 29, 2008, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

HERMAN MILLER, INC.
PART II – OTHER INFORMATION

Item 1:	Legal Proceedings

Referred to in Note 14 of the condensed consolidated financial statements.

Item 1A:	Risk Factors

Other than discussed below, there have been no material changes from the information provided in the Company’s Annual Report on Form 10-K for the year ended May 31, 2008.

Our pension expenses are affected by factors outside our control, including the performance of plan assets, interest rates, actuarial data and experience and changes in laws and regulations. Our future funding obligations for our U.S. defined benefit pension plans depend upon changes in the level of benefits provided for by the plans, the future performance of assets set aside in trusts for these plans, the level of interest rates used to determine funding levels, actuarial data and experience and any changes in government laws and regulations. In addition, our employee benefit plans hold a significant amount of equity securities. If the market values of these securities decline, our pension expenses would increase and, as a result, could materially adversely affect our business. Decreases in interest rates that are not offset by contributions and asset returns could also increase our obligations under such plans. We may be legally required to make contributions to our U.S. pension plans in the future, and those contributions could be material. In addition, if local legal authorities increase the minimum funding requirements for our pension plan outside the United States, we could be required to contribute more funds, which would negatively affect our cash flow.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(C)	Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during the quarter ended November 29, 2008.

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs

8/31/08 - 9/27/08	2,128,359	NA(2)	2,128,359	$171,249,350

9/28/08 - 10/25/08	–	$–	–	$171,249,350

10/26/08 - 11/29/08	–	$–	–	$171,249,350

Total	2,128,359		2,128,359

(1)	No shares were purchased outside of a publicly announced plan or program.
(2)	On January 3, 2008, the company entered into two agreements to purchase shares of its common stock from Morgan Stanley & Co. Inc., for an aggregate purchase price of $200 million, plus fees, under an Accelerated Share Repurchase (“ASR”) program. The company entered into these agreements as part of a repurchase program approved by its Board of Directors. The number of shares repurchased under the ASR program was based on the volume-weighted-average price of the company’s common stock during the term of the agreements. On January 4, 2008 the company paid $200.6 million in exchange for an initial delivery of 4.4 million shares, representing approximately 70 percent of the shares that could have been purchased, based on the closing price of its common stock on January 3, 2008. An additional 1.0 million shares were delivered during the remainder of fiscal 2008. An additional 2.1 million shares were delivered on September 9, 2008, which completed the ASR program. The total number of shares repurchased under the ASR was 7,538,718 at an average price of $26.61 per share.

The company repurchased shares under previously announced plans authorized by the Board of Directors as follows.

•	Plan announced on September 28, 2007, providing share repurchase authorization of $300,000,000 with no specified expiration date.

No repurchase plans expired or were terminated during the second quarter of fiscal 2009, nor do any plans exist under which the company does not intend to make further purchases.

During the period covered by this report, the company did not sell any of its equity shares that were not registered under the Securities Act of 1933.

Item 4:	Submission of Matters to a Vote of Security Holders

The annual meeting of the shareholders of the company was held on September 30, 2008, at which:

(a)	The following nominees were elected to serve three-year terms on the company’s Board of Directors by the following votes:

	Mary Vermeer Andringa	Lord Brian Griffith of Fforestfach	J. Barry Griswell	Brian C. Walker

For	48,856,984	48,634,644	48,064,028	48,637,423
Against	–	–	–	–
Withheld	301,455	523,795	1,094,411	521,016
Broker Non-Votes	–	–	–	–

The following nominee was elected to serve a two-year term on the company’s Board of Directors by the following votes:

C. William Pollard

For	48,515,698
Against	–
Withheld	642,741
Broker Non-Votes	–

The following individuals continued their service as Directors of the company: Paget L. Alves, Dorothy A. Terrel, David O. Ulrich, Douglas D. French, John R. Hoke III, James R. Kackley and Michael A. Volkema.

(b)	Ernst & Young LLP was approved as the Company’s independent auditors for the fiscal year ended May 30, 2009, by the following votes:

Ratification of Independent Auditors

For	48,916,194
Against	224,550
Withheld	17,694
Broker Non-Votes	–

Item 6:	Exhibits

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

January 7, 2009	HERMAN MILLER, INC. /s/ Brian C. Walker —————————————— Brian C. Walker Chief Executive Officer

January 7, 2009	/s/ Curtis S. Pullen —————————————— Curtis S. Pullen Chief Financial Officer