Form 10-Q/A
period 2008-11-29
MILLER HERMAN INC
filed 2009-02-17
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note: Herman Miller, Inc. (the “company”) is filing this amendment No. 1 to its Quarterly Report on Form 10-Q solely for the purpose of amending Item 1A: Risk Factors in the company’s Quarterly Report on Form 10-Q originally filed on January 7, 2009 (the “Original Quarterly Report”), to include the second-listed Risk Factor.

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

Sustained Downturn in the Economy Could Adversely Impact our Access to Capital.
The recent global economic and financial market disruption has impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole. These conditions could persist for a prolonged period of time or worsen in the future. The timing and nature of any recovery in the financial and credit markets remains uncertain, and there can be no assurance that market conditions will improve in the near future. Our ability to access the capital markets may be restricted at a time when we would like, or need, to access those markets, which could have an impact on our flexibility to react to changing economic and business conditions. The resulting lack of available credit, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition, results of operations, our ability to take advantage of market opportunities and our ability to obtain and manage our liquidity. In addition, the cost of debt financing and the proceeds of equity financing may be materially adversely impacted by these market conditions. The extent of any impact will depend on several factors, including our operating cash flows, the duration of tight credit conditions and volatile equity markets, our credit capacity, the cost of financing, and other general economic and business conditions. Our credit agreements contain performance covenants, such as a limit on the ratio of debt to earnings before interest, taxes, depreciation and amortization, and limits on subsidiary debt and incurrence of liens. Although we believe none of these covenants are presently restrictive to our operations, our ability to meet the financial covenant can be affected by events beyond our control.

The company has made no other changes to the previously filed Original Quarterly Report.

In addition, the company’s principal executive officer and principal financial officer are providing new certifications in connection with this Form 10-Q/A.

This Form 10-Q/A should be read in conjunction with the Original Quarterly Report, which continues to speak as of the date of the Form 10-Q. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the Original Quarterly Report. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Original Quarterly Report or modify or update any related or other disclosures. This Amendment No. 1 consists solely of the preceding cover page, explanatory note, Item 1A (as amended), the signature page and the certifications required to be filed as exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

February 17, 2009	HERMAN MILLER, INC. /s/ Brian C. Walker —————————————— Brian C. Walker Chief Executive Officer

February 17, 2009	/s/ Gregory J. Bylsma —————————————— Gregory J. Bylsma Chief Financial Officer

4