Form 10-Q
period 2009-02-28
MILLER HERMAN INC
filed 2009-04-08
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

[__]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended February 28, 2009	Commission File No. 001-15141

HERMAN MILLER, INC.

A Michigan Corporation 855 East Main Avenue, Zeeland, MI 49464-0302	ID No. 38-0837640 Phone (616) 654 3000

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

Yes [__] No [ X ]

Common Stock Outstanding at April 3, 2009 – 53,786,928 shares

HERMAN MILLER, INC. FORM 10-Q
FOR THE QUARTER ENDED FEBRUARY 28, 2009
INDEX

Page No.

Part I - Financial Information

Item 1 Condensed Consolidated Balance Sheets -
February 28, 2009, and May 31, 2008	3

Condensed Consolidated Statements of Operations -
Three and Nine Months Ended February 28, 2009, and March 1, 2008	4

Condensed Consolidated Statement of Shareholders' Equity -
Nine Months Ended February 28, 2009	5

Condensed Consolidated Statements of Cash Flows -
Nine Months Ended February 28, 2009, and March 1, 2008	6

Notes to Condensed Consolidated Financial Statements	7

Item 2 Management's Discussion and Analysis of
Financial Condition and Results of Operations	23

Item 3 Quantitative and Qualitative Disclosures about Market Risk	33

Item 4 Controls and Procedures	34

Part II - Other Information

Item 1 Legal Proceedings	35

Item 1A Risk Factors	35

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3 Defaults upon Senior Securities - None

Item 4 Submission of Matters to a Vote of Security Holders - None

Item 5 Other Information - None

Item 6 Exhibits	37

Signatures	38

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions Except Share Data)
(Unaudited)

	February 28, 2009	May 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$172.4	$155.4
Short-term investments	13.3	15.7
Accounts receivable, net	152.1	209.0
Inventories:
Finished goods	22.3	25.6
Work in process	8.6	13.6
Raw materials	12.9	15.9
Total inventories	43.8	55.1
Prepaid expenses and other	58.7	58.0
Total current assets	440.3	493.2
Property and Equipment, at cost	716.9	723.2
Less - accumulated depreciation	(536.0)	(526.9)
Net property and equipment	180.9	196.3
Other Assets:
Notes receivable, net	0.5	-
Goodwill	70.6	40.2
Other intangible assets, net	14.8	18.1
Other noncurrent assets	37.2	35.4
Total other assets	123.1	93.7
Total Assets	$744.3	$783.2

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities:
Unfunded checks	$4.0	$8.5
Accounts payable	84.0	117.9
Accrued compensation and benefits	41.6	94.2
Unearned revenue	13.3	16.6
Accrued income tax and other taxes	8.7	19.0
Other accrued liabilities	89.7	54.3
Total current liabilities	241.3	310.5
Long-term Liabilities:
Long-term debt, less current maturities	377.4	375.5
Pension and post-retirement benefits	33.7	34.3
Income tax liabilities	10.2	9.8
Other liabilities	30.2	29.7
Total long-term liabilities	451.5	449.3
Total Liabilities	692.8	759.8
Shareholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized, none issued)	-	-
Common stock, $0.20 par value (240,000,000 shares authorized)	10.8	11.1
Additional paid in capital	5.5	-
Retained earnings	123.2	76.7
Accumulated other comprehensive loss	(84.2)	(60.1)
Key executive deferred compensation plans	(3.8)	(4.3)
Total Shareholders' Equity	51.5	23.4
Total Liabilities and Shareholders' Equity	$744.3	$783.2

See accompanying notes to condensed consolidated financial statements

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	February 28, 2009	March 1, 2008	February 28, 2009	March 1, 2008
Net Sales	$354.4	$495.4	$1,310.1	$1,493.0

Cost of Sales	248.5	325.4	886.4	975.3

Gross Margin	105.9	170.0	423.7	517.7

Operating Expenses	85.3	108.3	291.5	331.9

Restructuring Expenses	23.4	-	23.8	5.2

Operating Earnings (Loss)	(2.8)	61.7	108.4	180.6

Other Expenses (Income):
Interest expense	6.5	5.0	18.6	12.6
Other, net	(0.5)	(0.4)	(1.8)	(1.5)

Earnings (Loss) Before Income Taxes and	(8.8)	57.1	91.6	169.5
Minority Interest

Income Tax Expense (Credit)	(3.6)	18.8	30.8	56.8

Earnings (Loss) Before Minority Interest	(5.2)	38.3	60.8	112.7

Minority Interest, net of income taxes	-	-	-	(0.1)

Net Earnings (Loss)	$(5.2)	$38.3	$60.8	$112.8

Earnings (Loss) Per Share - Basic	$(0.10)	$0.66	$1.12	$1.87

Earnings (Loss) Per Share - Diluted	$(0.10)	$0.65	$1.11	$1.86

Dividends Declared, per share	$0.0880	$0.0880	$0.2640	$0.2640

See accompanying notes to condensed consolidated financial statements

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Dollars in Millions Except Share Data)
(Unaudited)

	Shares of Common Stock		Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Key Exec. Deferred Comp.	Total Shareholders' Equity
Balance, May 31, 2008	55,706,997		$11.1	$—	$76.7	$(60.1)	$(4.3)	$23.4
Net earnings	—		—	—	60.8	—	—	60.8
Foreign currency translation adjustment	—		—	—	—	(23.3)	—	(23.3)
Unrealized holding loss on available-for-sale	—		—	—	—	(0.8)	—	(0.8)
securities
Total comprehensive income								36.7
Cash dividends declared	—		—	—	(14.3)	—	—	(14.3)
Exercise of stock options	23,050		—	0.6	—	—	—	0.6
Employee stock purchase plan	147,875		—	2.2	—	—	—	2.2
Repurchase and retirement of common stock	(2,135,094)		(0.3)	0.2	—	—	—	(0.1)
Restricted stock units compensation expense	—		—	0.3	—	—	—	0.3
Restricted stock units released	7,936		—	0.2	—	—	—	0.2
Stock grants compensation expense	—		—	0.5	—	—	—	0.5
Stock option compensation expense	—		—	2.1	—	—	—	2.1
Stock grants issued	2,000		—	—	—	—	—	—
Directors' fees	30,00	4	—	0.4	—	—	—	0.4
Deferred compensation plan	—		—	(0.5)	—	—	0.5	—
Performance share units compensation expense	—		—	(0.5)	—	—	—	(0.5)
Balance, February 28, 2009	53,782,768		$10.8	$5.5	$123.2	$(84.2)	$(3.8)	$51.5

See accompanying notes to condensed consolidated financial statements

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS
(Dollars in Millions)
(Unaudited)

	Nine Months Ended
	February 28, 2009	March 1, 2008
Cash Flows from Operating Activities:
Net earnings	$60.8	$112.8
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	32.4	32.8
Stock-based compensation	2.9	4.8
Pension benefits	1.0	3.3
Gain on sale of dealership	(0.8)	(0.6)
Restructuring expense	23.8	5.2
Cash payments related to restructuring	(9.2)	(3.2)
Other, net	4.9	(0.1)
(Increase) decrease in current assets	58.6	(40.4)
Increase (decrease) in current liabilities	(110.0)	8.6
Net Cash Provided by Operating Activities	64.4	123.2

Cash Flows from Investing Activities:
Changes in notes receivable, net	0.1	0.2
Short-term investment purchases	(3.0)	(9.2)
Short-term investment sales	4.4	7.2
Capital expenditures	(20.3)	(28.2)
Proceeds from sales of property and equipment	0.1	0.3
Proceeds from sale of dealership	1.3	0.6
Acquisitions	(2.9)	(11.7)
Other, net	(0.5)	(0.9)
Net Cash Used for Investing Activities	(20.8)	(41.7)

Cash Flows from Financing Activities:
Net short-term debt borrowings	1.0	—
Net short-term debt repayments	(1.0)	(1.2)
Net long-term debt repayments	—	(0.9)
Net long-term debt borrowings	—	200.0
Dividends paid	(14.5)	(16.3)
Common stock issued	2.9	5.7
Common stock repurchased and retired	(0.1)	(266.7)
Other, net	(0.3)	0.2
Net Cash Used for Financing Activities	(12.0)	(79.2)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(14.6)	2.7

Net Increase in Cash and Cash Equivalents	17.0	5.0

Cash and Cash Equivalents, Beginning of Period	155.4	76.4

Cash and Cash Equivalents, End of Period	$172.4	$81.4

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position of the company as of February 28, 2009, and the results of its operations and cash flows for the interim periods presented. Operating results for the nine-month period ended February 28, 2009, are not necessarily indicative of the results that may be expected for the year ending May 30, 2009. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the company’s Form 10-K filing for the year ended May 31, 2008.

2. FISCAL YEAR
The company’s fiscal year ends on the Saturday closest to May 31. Fiscal 2009, the year ending May 30, 2009, and fiscal 2008, the year ended May 31, 2008, each contain 52 weeks. The first nine months of fiscal 2009 and fiscal 2008 each contained 39 weeks. The three-month periods ended February 28, 2009, and March 1, 2008, each contained 13 weeks.

3. FOREIGN CURRENCY TRANSLATION
The functional currency for foreign subsidiaries is the local currency. The cumulative effects of translating the balance sheet accounts from the functional currency into the United States dollar using period-end exchange rates and translating revenue and expense accounts using average exchange rates for the period is reflected as a component of “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets. The financial statement impact resulting from remeasuring all foreign currency transactions into the appropriate functional currency, which was included in “Other Expenses (Income)” in the Condensed Consolidated Statements of Operations, was a net loss of $0.4 million for the three and nine-month periods ending February 28, 2009. For the three and nine-month periods ending March 1, 2008, the financial statement impact was a net loss of $0.3 million and $0.1 million, respectively.

4. COMPREHENSIVE INCOME (LOSS)
Comprehensive income consists of net earnings, foreign currency translation adjustments, pension and post-retirement liability adjustments and unrealized holding gain (loss) on “available-for-sale” securities. Comprehensive loss was $10.7 million and comprehensive income was $37.5 million for the three months ended February 28, 2009, and March 1, 2008, respectively. For the nine months ended February 28, 2009, and March 1, 2008, comprehensive income was $36.7 million and $116.9 million, respectively. The following table presents the components of “accumulated other comprehensive loss” for the period indicated.

(In Millions)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Liability Adjustments (net of tax)	Unrealized Holding Period (Loss) (net of tax)	Total Accumulated Other Comprehensive Loss
Balance, May 31, 2008	$4.6	$(64.5)	$(0.2)	$(60.1)
Other comprehensive income
(loss) for the nine months
ended February 28, 2009	(23.3)	—	(0.8)	(24.1)
Balance, February 28, 2009	$(18.7)	$(64.5)	$(1.0)	$(84.2)

5. COMMON STOCK AND EARNINGS PER SHARE
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS).

	Three Months Ended		Nine Months Ended
	February 28, 2009	March 1, 2008	February 28, 2009	March 1, 2008
Numerators:
Numerator for both basic and diluted EPS, net
earnings (loss) (In Millions)	$(5.2)	$38.3	$60.8	$112.8

Denominators:
Denominator for basic EPS, weighted-average
common shares outstanding	53,579,262	58,053,044	54,294,851	60,231,369

Potentially dilutive shares resulting from stock plans (1)	--	537,717	437,399	507,180

Denominator for diluted EPS	53,579,262	58,590,761	54,732,250	60,738,549

(1)	The net loss for the three month period ended February 28, 2009 resulted in the restricted share awards and restricted share units to be antidilutive. As a result, the basic and diluted shares for this period are the same.

Options to purchase 3,609,663 and 1,063,284 shares of common stock for the three months ended February 28, 2009 and March 1, 2008, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive. Options to purchase 3,006,944 and 1,257,319 shares of common stock for the nine months ended February 28, 2009 and March 1, 2008, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.

On January 3, 2008, Herman Miller, Inc. entered into two agreements to purchase shares of its common stock from Morgan Stanley & Co. Inc., for an aggregate purchase price of $200 million, plus fees of $0.6 million, under an Accelerated Share Repurchase (“ASR”) program. The company entered into these agreements as part of a repurchase program approved by its Board of Directors. The amount paid was reflected in the company’s Condensed Consolidated Balance Sheet at March 1, 2008 as a reduction to Shareholders’ Equity.

On January 4, 2008, the company received an initial delivery of 4.4 million shares, representing 70 percent of the shares that could have been purchased, based on the closing price of its common stock on January 3, 2008. An additional 0.6 million shares were delivered on February 4, 2008, in accordance with the terms of the agreement. The ASR program was completed in September 2008, with a total of 7.5 million shares retired.

6. STOCK-BASED COMPENSATION
The company accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123(R) “Share Based Payment” (SFAS 123(R)). The company’s stock-based compensation plans resulted in compensation income of $0.5 million and related income tax expense of $0.2 million for the three months ended February 28, 2009. The recognition of income during the quarter was driven by the reversal of expense for 2007 performance stock awards based on the company’s recent financial performance. Compensation expense of $1.4 million and related income tax benefits of $0.5 million resulted from the company’s stock-based compensation plans for the three months ended March 1, 2008. For the nine months ended February 28, 2009 and March 1, 2008, compensation expense was $2.9 million and $4.8 million, respectively. The related income tax benefits for the respective nine-month periods were $1.0 million and $1.7 million.

Stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three months ended February 28, 2009 and March 1, 2008 has been reduced for estimated forfeitures, as it is based on awards ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

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

The company estimated the fair value of stock options on the date of grant using the Black-Scholes model. In determining these values, the following weighted-average assumptions were used for the periods indicated.

	Three Months Ended		Nine Months Ended
	February 28, 2009	March 1, 2008	February 28, 2009	March 1, 2008
Risk-free interest rates (1)	2.0%	3.1%	2.0-3.6%	3.1-4.8%
Expected term of options (2)	6 years	6 years	6 years	2-6 years
Expected volatility (3)	33%	28%	33%	28%
Dividend yield (4)	1.4%	1.0%	1.4%	1.0%
Weighted-average grant-date fair value of stock
options:
Granted with exercise prices equal to the
fair market value of the stock on the date	$ 3.56	$ 8.22	$ 7.25	$ 9.55
of grant
Granted with exercise prices greater than the
fair market value of the stock on the date	$ —	$ —	$ —	$ —
of grant

(1)	Represents the U.S. Treasury yield over the same period as the expected option term.
(2)	Represents the period of time that options granted are expected to be outstanding. Based on analysis of historical option exercise activity, the company has determined that all employee groups exhibit similar exercise and post-vesting termination behavior.
(3)	Amount is determined based on analysis of historical price volatility of the company’s common stock over a period equal to the expected term of the options. The company also utilizes a market-based or “implied volatility” measure, on exchange-traded options in the company’s common stock, as a reference in determining this assumption.
(4)	Represents the company’s estimated cash dividend yield over the expected term of options.

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

Employee Stock Purchase Program
Under the terms of the company’s Employee Stock Purchase Plan, 4 million shares of authorized common stock have been reserved for purchase by plan participants at 85.0 percent of the market price. The company recognizes pre-tax compensation expense related to the market value discount.

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

Cash payments for income taxes and interest were as follows.

(In Millions)	Three Months Ended		Nine Months Ended
	February 28, 2009	March 1, 2008	February 28, 2009	March 1, 2008
Income taxes paid, net	$3.4	$22.4	$41.6	$57.0
Interest paid	$6.3	$—	$18.5	$7.2

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

Net investment income recognized in the Condensed Consolidated Statements of Operations resulting from these investments totaled approximately $0.2 million for the three-month periods ended February 28, 2009, and March 1, 2008. Net investment income totaled approximately $0.3 million and $0.5 million for the nine-month periods ending February 28, 2009 and March 1, 2008, respectively.

The following is a summary of the carrying and market values of the company’s short-term investments as of the respective dates.

	February 28, 2009
(In Millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value (1)
U.S. Government & Agency Debt	$4.6	$0.3	$—	$4.9
Corporate Investments	5.4	—	(0.9)	4.5
Mortgage-Backed	4.0	—	(0.5)	3.5
Other Debt	0.5	—	(0.1)	0.4
Total	$14.5	$0.3	$(1.5)	$13.3

	May 31, 2008
(In Millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. Government & Agency Debt	$4.8	$0.2	$—	$5.0
Corporate Investments	6.0	—	(0.2)	5.8
Mortgage-Backed	4.2	—	(0.1)	4.1
Other Debt	0.9	—	(0.1)	0.8
Total	$15.9	$0.2	$(0.4)	$15.7

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

(In Millions)	Three Months Ended		Nine Months Ended
	February 28, 2009	March 1, 2008	February 28, 2009	March 1, 2008
Net Sales:
North American Furniture Solutions	$296.0	$409.1	$1,081.2	$1,223.0
Non-North American Furniture Solutions	51.8	71.9	194.3	228.9
Other	6.6	14.4	34.6	41.1
Total	$354.4	$495.4	$1,310.1	$1,493.0
Depreciation and Amortization:
North American Furniture Solutions	$9.0	$8.9	$27.5	$27.6
Non-North American Furniture Solutions	1.0	1.3	3.7	3.7
Other	0.4	0.5	1.2	1.5
Total	$10.4	$10.7	$32.4	$32.8
Operating Earnings (Loss):
North American Furniture Solutions	$17.4	$49.5	$113.2	$145.2
Non-North American Furniture Solutions	3.0	10.2	15.0	33.6
Other	(23.2)	2.0	(19.8)	1.8
Total	$(2.8)	$61.7	$108.4	$180.6
Capital Expenditures:
North American Furniture Solutions	$3.8	$8.0	$17.5	$23.1
Non-North American Furniture Solutions	0.7	0.9	2.7	3.8
Other	--	0.3	0.1	1.3
Total	$4.5	$9.2	$20.3	$28.2

(In Millions)	February 28, 2009	May 31, 2008
Total Assets:
North American Furniture Solutions	$599.1	$594.9
Non-North American Furniture Solutions	118.3	159.2
Other	26.9	29.1
Total	$744.3	$783.2

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

The restructuring charges of $ 23.4 million in the third quarter of fiscal 2009 and $5.2 million in the second quarter of fiscal year 2008 were allocated to the “Other” category. Further information regarding the restructuring charges can be found in Note 18.

10. NEW ACCOUNTING STANDARDS
For the third quarter of fiscal 2009, the company adopted the provisions of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS 161).  See Note 19 for more information pertaining to the adoption of SFAS 161 and its effect on the company’s consolidated financial statements.

At the beginning of fiscal 2009, the company adopted the provisions of SFAS No. 157, “Fair Value Measurements,” (SFAS 157) and the provisions of SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). See Note 11 for more information pertaining to the adoption of these Standards and their effect on the company’s consolidated financial statements.

In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” that permits companies to partially defer the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP No. FAS 157-2 does not permit companies to defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. The company does not expect that the adoption of this standard will have a material impact on our consolidated financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect that the adoption of SFAS 162 will have a material impact on our financial position or results of operations.

11. FAIR VALUE
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157) which establishes a comprehensive framework for measuring the fair value of assets and liabilities and expands disclosures about fair value measurements.  Specifically, SFAS 157 sets forth a definition of fair value, and establishes a hierarchy prioritizing the use of inputs in valuation techniques. SFAS 157 defines levels within the hierarchy as follows:

•	Level 1 – quoted prices (unadjusted) in active markets for identical assets and liabilities.
•	Level 2 –either direct or indirect inputs, other than quoted prices included within Level 1, which are observable for similar assets or liabilities.
•	Level 3 - inputs are unobservable.

The company adopted the provisions of SFAS 157 for financial assets and liabilities as of June 1, 2008.  There was no impact to the company’s consolidated financial statements related to the adoption of SFAS 157. The following table sets forth financial assets and liabilities measured at fair value in the Condensed Consolidated Balance Sheets and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of February 28, 2009.

(In Millions)	Fair Value Measurements as of February 28, 2009
Financial Assets	Total	Quoted Prices In Active Markets (Level 1)	Quoted Prices With Other Observable Inputs (Level 2)

Available-for-sale securities	$13.3	$5.8	$7.5
Interest rate swap agreements	2.4	--	2.4
Deferred compensation plan	1.1	1.1	--
Foreign currency forward contracts	0.1	--	0.1
Total	$16.9	$6.9	$10.0

Financial Liabilities
Foreign currency forward contracts	$0.1	$--	$0.1
Total	$0.1	$--	$0.1

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

12. OTHER INTANGIBLE ASSETS
Other intangible assets are comprised of patents, trademarks and intellectual property rights. As of February 28, 2009, the combined gross carrying value and accumulated amortization was $23.8 million and $9.0 million, respectively. As of May 31, 2008, these amounts totaled $25.7 million and $7.6 million, respectively. The company amortizes its intangible assets over periods ranging from 5 to 17 years.

Amortization expense related to intangible assets totaled approximately $0.6 million and $0.5 million for the three-month periods ended February 28, 2009, and March 1, 2008, respectively. For the nine months ended February 28, 2009, and March 1, 2008, amortization expense related to intangible assets totaled approximately $1.7 million and $1.4 million, respectively.

Estimated amortization expense for intangible assets as of February 28, 2009, for each of the succeeding fiscal years is as follows:

(In Millions)	Remaining	2009 2010 2011 2012 2013	$0.4 $1.4 $1.4 $1.3 $0.6

13. LONG TERM DEBT
On January 3, 2008, the company issued a total of $200 million in senior unsecured private placement notes; $150 million of these notes bear interest at 6.42 percent and are due in January 2018. The remaining $50 million in private placement notes bear interest at 5.94 percent and are due in January 2015. Related interest payments are due semi-annually.

The company has available, a senior unsecured revolving credit facility that provides for $250 million of borrowings and expires in December 2012. This variable interest credit facility includes an option to increase the available line of credit by an additional $100 million subject to customary conditions. Outstanding borrowings under the credit agreement bear interest at rates based on the prime rate, Federal Funds rate, LIBOR, or negotiated rates as outlined in the agreement. Interest is payable periodically throughout the period a borrowing is outstanding. As of February 28, 2009, and May 31, 2008, total usage against this facility was $13.1 million, all of which related to outstanding letters of credit.

On March 6, 2001, the company sold publicly registered debt securities totaling $175.0 million. These notes mature on March 15, 2011 and bear an annual interest rate of 7.125 percent, with interest payments due semi-annually.

The company previously entered into a fixed-to-floating interest rate swap agreement, which expires on March 15, 2011, and effectively converts $50 million of fixed-rate debt securities to a floating-rate basis. The fair value of this swap instrument, which is based upon expected LIBOR rates over the remaining term of the instrument, was approximately $2.4 million as of February 28, 2009, and is reflected as an addition to long-term debt and an offsetting addition to other long-term assets in the Condensed Consolidated Balance Sheet. As of May 31, 2008, the fair value of approximately $0.5 million is reflected as an addition to long-term debt and an offsetting addition to other long-term assets. The floating interest rate for this agreement is based on the six-month LIBOR, set in-arrears at the end of each semi-annual period, which is estimated to be 4.0 percent at February 28, 2009 and 5.6 percent at May 31, 2008. Subsequent to the end of the third quarter, in March 2009, the interest rate was reset to 4.5 percent.

As of February 28, 2009, a total of $50.0 million of the company’s outstanding debt was effectively converted to a variable-rate basis as a result of the remaining interest rate swap arrangement. This swap is a fair-value hedge and qualifies for hedge-accounting treatment using the “short-cut” method under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). Under this accounting treatment, the change in the fair value of the interest rate swap is equal to the change in value of the related hedged debt and, as a result, there is no net effect on earnings. This agreement requires the company to pay floating-rate interest payments in return for receiving fixed-rate interest payments that coincide with the semi-annual payments to the debt holders at the same date.

The counterparty to this swap instrument is a large financial institution which the company believes is of high-quality creditworthiness. While the company may be exposed to potential losses due to the credit risk of non-performance by this counterparty, such losses are not anticipated. The impact of the swap arrangement on interest expense was a reduction of $0.4 million and $0.2 million in the three-month periods ended February 28, 2009, and March 1, 2008, respectively. The impact on interest expense due to the swap arrangements for the nine months ended February 28, 2009 and March 1, 2008, was a reduction of $.9 million and a negligible decrease, respectively.

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

(In Millions)	Three Months Ended		Nine Months Ended
	February 28, 2009	March 1, 2008	February 28, 2009	March 1, 2008
Accrual Balance - beginning	$15.0	$14.9	$14.9	$14.6
Accrual for warranty matters	3.9	3.5	10.1	10.7
Settlements and adjustments	(3.8)	(3.8)	(9.9)	(10.7)
Accrual Balance - ending	$15.1	$14.6	$15.1	$14.6

Other Guarantees
The company is periodically required to provide performance bonds in order to do business with certain customers. These arrangements are common and generally have terms ranging between one and three years. The bonds are required to provide assurances to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies, however, the company is ultimately liable for claims that may occur against them. As of February 28, 2009, the company had a maximum financial exposure related to performance bonds totaling approximately $9.7 million. The company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements. The company also believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company’s financial statements. Accordingly, no liability has been recorded as of February 28, 2009 and May 31, 2008.

The company has entered into standby letter of credit arrangements for the purpose of protecting various insurance companies against default on the payment of certain premiums and claims. A majority of these arrangements are related to the company’s wholly-owned captive insurance company. As of February 28, 2009, the company had a maximum financial exposure from these standby letters of credit totaling approximately $13.1 million. The company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company’s financial statements. Accordingly, no liability has been recorded as of February 28, 2009, and May 31, 2008.

Contingencies
The company currently leases a facility in the UK, which, under the terms of the lease, the company is required to perform the maintenance and repairs necessary to address the general dilapidation of the facility. The ultimate cost of this provision to the company is dependent on a number of factors including, but not limited to, the future use of the facility by the lessor and whether the company chooses and is permitted to renew the lease term. The company has estimated the cost of these maintenance and repairs to be between $0 and $3 million, depending on the outcome of future plans and negotiations. As a result, the estimated liability of $1.0 million has been recorded as a liability reflected under the caption “Other Liabilities” in the Condensed Consolidated Balance Sheets at February 28, 2009, and May 31, 2008.

The company has a lease obligation in the UK until May 2014 for a facility that it previously exited. The estimated liability of $2.1 million and $2.0 million is reflected under the caption “Other Liabilities” in the Condensed Consolidated Balance Sheets at February 28, 2009 and May 31, 2008, respectively.

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

15. INCOME TAXES
The effective tax rates for the three months ended February 28, 2009 and March 1, 2008, were 39.4 percent and 33.0 percent, respectively. The current rate of 39.4 percent was above the federal statutory rate of 35 percent due to the current quarter loss and tax benefits related to Research & Development Credits. For the nine months ended February 28, 2009 and March 1, 2008, the effective tax rates were 33.8 percent and 33.5 percent, respectively. The company’s United States federal statutory rate is 35.0 percent. The current year effective rate was below the statutory rate primarily due to the manufacturing deduction under the American Jobs Creation Act of 2004 and increased Research & Development Credit arising from the retro-active extension of the credit back to January 1, 2008. The effective rate in the prior year was below the statutory rate primarily due to the manufacturing deduction under the American Jobs Creation Act of 2004, an increase in foreign tax credits relating to dividends declared and the release of federal tax reserves for a period for which the statue had expired. The full-year effective tax rate for fiscal 2009 is expected to be between 32 percent and 34 percent.

The company adopted the provisions of FIN 48 on June 3, 2007. Prior to the adoption of FIN 48, the company had income tax accruals of $6.6 million associated with tax benefits taken in tax returns but not recognized for financial statement purposes (“unrecognized tax benefits”). As a result of the adoption of FIN 48, the company recorded an increase in liabilities for unrecognized tax benefits of $0.8 million, which was recorded as a reduction to beginning retained earnings in fiscal 2008. Including this cumulative effect adjustment, the company had income tax accruals associated with unrecognized tax benefits totaling $7.4 million and $7.2 million as of February 28, 2009 and May 31, 2008, respectively. The company’s effective tax rate would have been affected by this amount had the unrecognized tax benefits been recognized as a reduction to income tax expense.

The company recognizes interest and penalties related to unrecognized tax benefits through income tax expense in its statement of operations. The company has reserved approximately $0.2 million for interest and penalties related to the adoption of FIN 48, which is also recorded as a reduction to beginning retained earnings in fiscal 2008. Interest and penalties recognized in the company’s Condensed Consolidated Statements of Operations during the quarterly and nine-month periods ended February 28, 2009 and March 1, 2008 were negligible. As of February 28, 2009 and May 31, 2008, the company’s recorded liability for interest and penalties related to unrecognized tax benefits totaled $1.0 million and $0.9 million, respectively.

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

16. EMPLOYEE BENEFIT PLANS
The following tables summarize the costs of the company’s employee pension and other post-retirement plans for the periods indicated.

(In Millions)	Three Months Ended
	Pension Benefits		Other Post-Retirement Benefits
	February 28, 2009	March 1, 2008	February 28, 2009	March 1, 2008
Domestic:
Service cost	$2.1	$2.0	$—	$—
Interest cost	4.6	4.0	0.2	0.2
Expected return on plan assets	(5.5)	(5.4)	—	—
Net amortization loss	0.6	0.8	0.1	0.1
Net periodic benefit cost	$1.8	$1.4	$0.3	$0.3

International:
Service cost	$0.5	$0.6
Interest cost	1.0	1.1
Expected return on plan assets	(1.0)	(1.3)
Net amortization loss	0.2	0.1
Net periodic benefit cost	$0.7	$0.5

(In Millions)	Nine Months Ended
	Pension Benefits		Other Post-Retirement Benefits
	February 28, 2009	March 1, 2008	February 28, 2009	March 1, 2008
Domestic:
Service cost	$6.3	$6.0	$—	$—
Interest cost	13.7	12.0	0.6	0.7
Expected return on plan assets	(16.6)	(16.2)	—	—
Net amortization loss	1.8	2.4	0.2	0.3
Net periodic benefit cost	$5.2	$4.2	$0.8	$1.0

International:
Service cost	$1.6	$1.8
Interest cost	3.5	3.3
Expected return on plan assets	(3.5)	(3.9)
Net amortization loss	0.7	0.3
Net periodic benefit cost	$2.3	$1.5

The company is currently evaluating what voluntary contributions, if any, will be made to its various employee retirement plans in fiscal 2009. Actual contributions will be dependent upon investment returns, changes in pension obligations and other economic and regulatory factors.

Subsequent to February 28, 2009, the company announced that the 50 percent match of employee contributions to their 401(k) accounts would be suspended indefinitely. It is the company’s intention to resume the matching contribution when business conditions have improved. The cost of the company’s matching program was $4.7 million for the nine-months ended February 28, 2009 and was $6.8 million for fiscal year 2008.

17. ACQUISITIONS AND DIVESTITURES
On February 1, 2008, the company completed its acquisition of the stock of Brandrud Furniture, Inc. (Brandrud), an Auburn, Washington-based manufacturer of healthcare furnishings. With annual net sales of approximately $20 million at the time of purchase, Brandrud focuses on seating products for patient rooms, patient treatment areas, and public spaces such as lobbies and waiting areas. The initial purchase price related to this transaction was $12.0 million, which included $0.3 million of acquired cash. The contractual terms of this acquisition provide for additional purchase consideration from the company in the third fiscal quarter of 2009 contingent upon the achievement of specific earnings targets of Brandrud as a wholly-owned subsidiary. The company recognized a liability for this additional purchase consideration of $27 million in the third quarter of fiscal 2009 with a resulting increase to goodwill of the same amount. The payment for the additional purchase consideration will be paid in the fourth quarter of fiscal 2009 and will complete the purchase accounting on this transaction.

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

During the second quarter of fiscal 2009, the company completed the purchase of selected elements of Ruskin Industries, a specialized manufacturer of complex wood chair frames and wood frame components, based in Hickory, North Carolina. The purchase consideration for this transaction was approximately $2.9 million with no acquired cash.

18. RESTRUCTURING PLAN
During the second quarter, we announced a cost reduction action plan (the “Plan”) designed to reduce expenses and improve profitability. The cost reduction actions, which took place in the third quarter, included the elimination of approximately 1,400 positions. These eliminations included salaried, hourly and temporary workers. The positions that were eliminated represented a variety of functional areas. A number of employees affected were offered one-time termination benefits, including severance and outplacement services. Additionally, we consolidated our office space in West Michigan by exiting a leased facility. In connection with these actions, we recognized $23.4 million of pre-tax charges during the quarter for employee severance and outplacement costs as well as costs associated with exiting the leased building.

The following is a summary of changes in restructuring accruals during the third quarter of fiscal 2009.

(In Millions)	Total Plan Costs	Severance and Outplacement Costs	Leased Building Exit Costs
Balance as of November 29, 2008	$0.4	$0.4	$—
Restructuring expenses	23.4	20.3	3.1
Cash payments	(9.2)	(9.1)	(0.1)
Balance as of February 28, 2009	$14.6	$11.6	$3.0

The charges above have been reflected separately as restructuring expenses in the Condensed Consolidated Statements of Operations. Refer to Note 9 for a discussion relative to the impact of the Plan on the company’s reportable business segments.

19. DERIVATIVE FINANCIAL INSTRUMENTS
On November 30, 2008, the company adopted FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement 133” (SFAS 161). The adoption of SFAS 161 had no financial impact on our consolidated financial statements and only required additional financial statement disclosures. The requirements of SFAS 161 have been applied on a prospective basis. Accordingly, disclosures related to interim periods prior to the date of adoption have not been presented.

Interest Rate Swap Agreements
We have used interest rate swaps in order for a portion of interest bearing debt to be variable, which matches interest expense with our business cycle. As of February 28, 2009, the company has one interest rate swap agreement that has the economic effect of modifying the fixed interest obligations associated with a portion of our public debt securities due March 15, 2011 so that the interest payable on the senior notes effectively becomes variable at a rate set to the six-month LIBOR rate plus 2.65 percent. The critical terms of the interest rate swap agreement and a component of the public debt securities match, including the notional amounts, interest rate reset dates, maturity dates and underlying market indices. Accordingly, as of February 28, 2009, a total of $50.0 million of the company’s outstanding debt was effectively converted to a variable-rate basis as a result of the interest rate swap arrangement. This swap is a fair-value hedge and qualifies for hedge-accounting treatment using the “short-cut” method under the provisions of SFAS 133. Under this accounting treatment, the change in the fair value of the interest rate swap is equal to the change in value of the related hedged debt and, as a result, there is no net effect on earnings. The agreement requires the company to pay floating-rate interest payments in return for receiving fixed-rate interest payments that coincide with the semi-annual payments to the debt holders at the same date. The periodic interest settlements, which occur at the same interval as the public debt securities, are recorded as interest expense.

Foreign Currency Forward Contracts Not Designated as Hedges
>We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. Under this program, the company’s strategy is to have increases or decreases in our foreign currency exposures offset by gains or losses on the foreign currency forward contracts to mitigate the risks and volatility associated with foreign currency transaction gains or losses. These foreign currency exposures typically arise from net liability or asset exposures in non-local currencies on the balance sheets of our foreign subsidiaries. These foreign currency forward contracts generally settle within 90 days and are not used for trading purposes. These forward contracts are not designated as hedging instruments pursuant to SFAS 133. Accordingly, we record the fair value of these contracts as of the end of the reporting period in the consolidated balance sheet with changes in fair value recorded in our consolidated statement of operations. The balance sheet classification for the fair values of these forward contracts is other current assets for unrealized gains and to other current liabilities for unrealized losses. The statement of operations classification for the fair values of these forward contracts is to other expenses (income), other, net, for both realized and unrealized gains and losses.

As of February 28, 2009, the notional amounts of the forward contracts held to purchase and sell U.S. Dollars in exchange for other major international currencies were $3.5 million and the notional amounts of the foreign currency forward contracts held to sell European Euros in exchange for other major international currencies were €4 million.

The effects of derivative instruments on the condensed consolidated financial statements were as follows as of February 28, 2009 and for the three months then ended (amounts presented exclude any income tax effects) are shown below. The effect of derivative instruments on the condensed consolidated statement of operations for the period ended February 28, 2009 is negligible.

Fair Value of Derivative Instruments in Condensed Consolidated Balance Sheet

February 28, 2009
(In Millions)	Balance Sheet Location	Fair Value
Interest rate swap agreement - fair market value Foreign currency forward contracts not designated as hedges Foreign currency forward contracts not designated as hedges	Other noncurrent assets Other current assets Other current liabilities	$2.4 0.1 0.1

Effects of Derivative Instruments of Income

(In Millions)	February 28, 2009
Recognized Income on Derivative
	Gain (Loss) Location	Amount
Foreign currency forward contracts	Other Expense (Income), Other, net	$—

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

Discussion of Current Business Conditions

The global economic decline, the effects of which we began seeing in the second quarter, continued to negatively impact our financial results. The credit crisis and general pull-back in capital spending by our customers continued through the third quarter. Order rates declined rapidly through the majority of the quarter but the level in the latter part increased slightly and appears to have stabilized. As the economy slowed last quarter we announced several actions to reduce our expense base. During the third quarter, the majority of our announced cost reduction initiatives were completed and charges recognized. The uncertainty of the economic outlook continues to be the dominant issue we are facing. The unpredictability of the depth and duration of this downturn continues to be our major focus. Due to the lack of general market clarity across all fronts of our business we took further cost reduction steps at the end of the quarter. We added a temporary change to our compensation and benefit structure to increase the variability of our costs for the near term. The combination of our recent actions coupled with this latest step will reduce our operating expenses by approximately 26 percent compared to fiscal 2008. Our management teams are experienced in adapting during economic cycles and we have built our business model to adjust quickly. While we remain confident in our strategic direction and continue to aggressively pursue revenue opportunities in this tough market, we are determined to maintain our financial strength and flexibility.

Our top line of $354.4 million for the quarter was down 28.5 percent from the same period last year, when we reported net sales of $495.4 million. The sales decline was driven by a challenging economic environment and affected most areas across the globe. North American net sales were down 27.7 percent while our non-North American business continued to experience a significant reduction in project business resulting in a decline of 28.0 percent.

Orders of $279.4, declined in the third quarter by $174.8 million or 38.5 percent from the same period in fiscal 2008. Orders were negatively affected during the quarter by the slowing global economy and by foreign currency translation as the US dollar strengthened. North American orders declined by 35.5 percent and non-North American orders declined by 49.8 percent compared to the third quarter of the prior year.

Operating expenses totaled $108.7 million, which includes restructure charges of $23.4 million. This expense level is essentially flat with the same period last year despite the restructuring charge. Operating loss for the quarter was $2.8 million, or 0.8 percent of revenue, with the restructuring expenses of $23.4 million, or 6.6 percent of revenue, contributing significantly to that result.

For the quarter, our consolidated earnings resulted in a loss of $0.10 per share. We were, however, able to generate operating cash of $18.7 million for the quarter and added to our cash balance, bringing it to $172.4 million.

The Business Institutional Furniture Manufacturers Association (BIFMA) issued its most recent domestic industry forecast in January 2009. In its report, BIFMA anticipates the growth in orders and shipments will continue to be negative for the balance of calendar 2009 with a slight decline expected to continue in 2010. This negative growth is primarily due to a weakening job market, falling home prices, and tighter credit. BIFMA also revised its outlook downward for corporate profits in 2009 which will again challenge the U.S. furniture market.

Analysis of Third Quarter Results

The quarters ended February 28, 2009 and March 1, 2008 each included 13 weeks of operations. The following table presents certain key highlights from the results of operations for the periods indicated.

In Millions, except per share data	Three Months Ended			Nine Months Ended
	February 28, 2009	March 1, 2008	Percent Change	February 28, 2009	March 1, 2008	Percent Change
Net Sales	$354.4	$495.4	(28.5)%	$1,310.1	$1,493.0	(12.3)%
Gross Margin	105.9	170.0	(37.7)	423.7	517.7	(18.2)
Operating Expenses	85.3	108.3	(21.2)	291.5	331.9	(12.2)
Restructuring	23.4	-	-	23.8	5.2	357.7
Operating Earnings (Loss)	(2.8)	61.7	(104.5)	108.4	180.6	(40.0)
Net Earnings (Loss)	$(5.2)	$38.3	(113.6)	$60.8	$112.8	(46.1)
Earnings (Loss) per share - diluted	(0.10)	0.65	(115.4)	1.11	1.86	(40.3)
Orders	279.4	454.2	(38.5)	1,240.6	1,510.5	(17.9)%
Backlog	206.8	307.2	(32.7)%

The following table presents, for the periods indicated, the components of the company’s Condensed Consolidated Statements of Operations as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	February 28, 2009(1)	March 1, 2008(1)	February 28, 2009(1)	March 1, 2008(1)
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	70.1	65.7	67.7	65.3
Gross Margin	29.9	34.3	32.3	34.7
Operating Expenses	24.1	21.9	22.3	22.2
Restructuring	6.6	0.0	1.8	0.3
Operating Margin	(0.8)	12.5	8.3	12.1
Other Expense, net	1.7	0.9	1.3	0.7
Earnings Before Income Taxes	(2.5)	11.5	7.0	11.4
Income Tax Expense	(1.0)	3.8	2.4	3.8
Net Earnings	(1.5)%	7.7%	4.6%	7.6%

(1)     Percentages do not foot due to rounding

Consolidated Sales, Orders, and Backlog
Net sales in the third quarter of fiscal 2009 were $354.4 million which represents a decline of 28.5 percent from the same period last year. This level of sales decline was steeper than expected, as orders fell rapidly during the first half of the quarter. The global economic downturn cancelled or placed many projects on hold, which reduced normal activity within our customer base. Additionally, the U.S. dollar continued to strengthen against most foreign currencies which negatively impacted net sales compared to the same period last year by approximately $10.4 million.

For the nine-month period ended February 28, 2009, net sales were $1,310.1 million. This represents a decrease of 12.3 percent from the prior year period. Currency exchange rate fluctuations drove an estimated $20.2 million decrease in consolidated net sales relative to the prior year nine-month period.

Orders in the third quarter were $279.4 million, a decrease of $174.8 million or 38.5 percent from the same period last year. The strengthening U.S. dollar relative to certain foreign currencies negatively impacted orders by approximately $10.1 million. Sequentially, orders declined $146.6 million or 34.4 percent from prior quarter levels as business activity stagnated.

Through the first nine months of fiscal 2009, orders of $1,240.6 million were down $269.9 million, or 17.9 percent versus the prior year.

Our backlog of unfilled orders at February 28, 2009 was $206.8 million, which represents a decrease of $100.4 million or 32.7 percent from the balances at the end of the third quarter last year.

Performance versus the Domestic Contract Furniture Industry
BIFMA is the trade association for the U.S. domestic office furniture industry. We monitor the trade statistics reported by BIFMA and consider them an indicator of industry-wide sales and order performance. BIFMA publishes statistical data for the contract segment and the office supply segment within the U.S. furniture market. The U.S. contract segment is primarily with large to mid-size corporations installed via a network of dealers. The office supply segment is primarily to smaller customers via wholesalers and retailers. We primarily participate, and are a leader in, the contract segment. While comparisons to BIFMA are important, we continue to pursue a strategy of revenue diversification that makes us less reliant on the drivers that impact BIFMA and lessens our dependence on the U.S. office furniture market.

We analyze BIFMA statistical information as a benchmark comparison against the performance of our domestic U.S. business and also to that of our competitors. The timing of large project-based business may impact short term comparisons to this data, therefore, we remain cautious about reaching conclusions regarding changes in market share based on analysis of short term data. Instead, we believe such conclusions should only be reached by analyzing comparative data over several quarters.

BIFMA comparable net sales and orders decreased 24.2 percent and 30.6 percent respectively during the third quarter of fiscal 2009 compared to the same quarter last year. By comparison, BIFMA reported an estimated year-over-year decrease in U.S. office furniture shipments of 21.3 percent for the three-months ended February 2009. Industry orders for the quarter as reported by BIFMA declined 24.8 percent from the same period last year.

Consolidated Gross Margin
Consolidated gross margin in the third quarter declined 440 basis points to 29.9 percent of net sales compared to the third quarter last year. As a percentage of sales, we experienced a large increase in the cost of direct materials. Direct labor was up on a year-over-year basis but relatively stable considering the significant decrease in production volume. These increases in cost relative to sales were partially offset by reductions in overhead and favorable impact from price increases put in place last August. Details relative to the major components of consolidated gross margin follow.

Direct materials increased 310 basis points from the third quarter last year primarily due to the increase in commodity costs. This increase was expected, as most of our fixed-price contracts for raw inputs expired during the fourth quarter of last year. We estimate commodity costs increased $6 million for the quarter compared to the third quarter of fiscal 2008. The general price increase announced at the beginning of August 2008, net of higher discounts, offset a portion of material cost increases. Based on commodity contracts, we expect the commodity impact to begin to reverse in the fourth quarter and provide some margin relief against significantly lower volumes. Our product pricing strategy, combined with our commitment to lean manufacturing principles under the Herman Miller Production System (HMPS), continue to be our primary means of addressing the financial impact of these volatile input costs.

Direct labor at 6.9 percent of net sales was up 60 basis points from the same period last year. Based on the expected decline in production levels, our realignment of costs addressed both direct and indirect labor. However, the rapid nature of the decline and the delay caused by the holiday season resulted in only a partial realization of benefits during the quarter.

Manufacturing overhead increased 120 basis points as a percentage of sales when compared to the third quarter last year. This increase is primarily the result of lower volume but was partially offset by a 100 basis point favorable impact related to incentive compensation. Incentive compensation accruals are based upon a measure of economic profitability relative to the prior year period as opposed to an absolute measure of profitability in any one period.

Freight and product distribution costs were favorable by 40 basis points in the third quarter of fiscal 2009 as compared to the same period last year. Lower fuel prices and continued efficiency gains accounted for this improvement.

Gross margin in the first nine months of fiscal 2009 was 32.3 percent compared to 34.7 percent in the prior year. The decrease was driven mainly by increases in prices for raw material and production declines. On a year-to-date basis, we estimate the raw materials cost was approximately $27 million higher than the same period last year.

Cost Reduction Actions
During the second quarter we announced a cost reduction plan designed to reduce expenses and improve profitability. The cost reduction actions, which took place during the third quarter, eliminated approximately 1,400 positions. These work force reductions included salaried, hourly and temporary workers. The positions eliminated were across a variety of functional areas. Many of the employees were offered one-time termination benefits, including severance and outplacement services. Additionally we consolidated our office space in West Michigan by exiting a leased facility. In connection with these actions we recognized charges of $23.4 million, see Note 18.

Operating Expenses and Operating Earnings
The third quarter operating expenses were $108.7 million, or 30.7 percent of net sales, which includes restructuring charges of $23.4 million, or 6.6 percent of net sales. In addition, we did not recognize a full quarter of benefits related to the recent restructuring actions. At the end of the quarter we implemented additional cost changes including temporary compensation and benefit reductions. The supplemental cost reductions take effect during the fourth quarter and are expected to reduce operating expenses by $20 million on an annualized basis. We remain committed to reducing costs as we navigate our business through a difficult and unpredictable economic environment.

Through the first nine months of fiscal 2009, operating expenses totaled $315.3 million or 24.1 percent of sales. This compares to $337.1 million or 22.6 percent of sales in the same period last year and represents an expense decrease in the current year-to-date period of $21.8 million. After considering the impact of all the realignment actions announced and implemented we are targeting an annualized operating expense run-rate of $110 to $115 million lower than fiscal 2008 levels.

Our investment in R&D, excluding royalties, totaled $8.8 million and $9.4 million for the quarterly periods ended February 28, 2009 and March 1, 2008, respectively. Through the first nine months of fiscal 2009, R&D expenses were $27.3 million. This compares to $28.5 million in the same period last fiscal year. Operating earnings in the third quarter were a loss of $2.8 million compared to a profit of $61.7 million in the same period last year. On a year-to-date basis, operating earnings totaled $108.4 million, or 40.0 percent below last year.

Other Income/Expense and Income Taxes
Net other expenses in the quarter and the nine months ended February 28, 2009 totaled $6.0 million and $16.8 million respectively. This compares to $4.6 million and $11.1 million respectively, in the same periods last year. The increase in expense over both comparative periods was driven primarily by higher interest expense due to the long-term debt issued in the third quarter of fiscal 2008. We incurred a net foreign currency transaction loss of $0.4 million in the current quarter compared to a loss of $0.3 million last year. The effective tax rates for the three months ended February 28, 2008 and March 1, 2008, were 39.4 percent and 33.0 percent, respectively. The current rate of 39.4 percent was above the federal statutory rate of 35 percent due to the current quarter loss and tax benefits related to Research & Development Credits. The effective tax rates were 33.8 percent and 33.5 percent for the nine months ended February 28, 2009, and March 1, 2008, respectively. The current quarter and year-to-date effective rates varied from the United States federal statutory rate of 35 percent primarily due to the manufacturing deduction under the American Jobs Creation Act of 2004 (AJCA), the loss during the quarter, and the tax benefits recognized related to Research and Development credits. We expect our full-year effective tax rate for fiscal 2009 to be between 32 percent and 34 percent. In the first quarter of fiscal 2008, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" (FIN 48). Upon adoption, we recognized an increase in accrued liabilities associated with unrecognized tax benefits. We also recognized an increase in accruals for estimated interest and penalties associated with those unrecognized tax benefits. These accrual adjustments totaled $1.0 million, and were recorded net of tax within beginning retained earnings. This adjustment, which did not impact net earnings, is considered a Cumulative Effect of a Change in Accounting Principle as required by FIN 48. Additionally, in the first quarter of fiscal 2008, we reclassified $8.7 million from current accrued income taxes payable into non-current liabilities. This reclassification was made to match the anticipated timing of future income tax payments.

Further information regarding our income taxes can be found in Note 15

Reportable Operating Segments
Our business comprises various operating segments as defined by generally accepted accounting principles in the United States. These operating segments are determined on the basis of how we internally report and evaluate financial information used to make operating decisions. For external reporting purposes, we aggregate these operating segments as follows:

o	North American Furniture Solutions – Includes the business associated with the design, manufacture and sale of furniture products for office, healthcare and educational environments, throughout the United States, Canada and Mexico.
o	Non-North American Furniture Solution – Includes the business associated with the design, manufacture and sale of furniture products, primarily for work-related settings, outside North America.
o	Other — includes our North American residential furniture business as well as other business activities and certain unallocated corporate expenses. Our North American residential furniture business includes the operations associated with the design, manufacture and sale of furniture products for residential settings in the United States, Canada, and Mexico. Our other business activities are discrete operations, such as Convia, or activities aimed at developing innovative products to serve current and new markets.

Further information regarding our reportable operating segments can be found in Note 9.

Net sales within our North American Furniture Solutions segment were down 27.7 percent to $295.9 million from $409.1 million reported in the third quarter last year. Orders within the North American segment declined by 35.5 percent, reflecting the sharp pull back in demand and project business in the U.S. Through the first nine months sales and orders were down 11.6 percent and 16.3 percent, respectively.

Operating earnings in the third quarter within the North American segment were $17.4 million, down from $49.5 million in the third quarter last year. This decrease in operating earnings performance is primarily a result of the significant decline in volume, offset in part by realignment cost reductions and variable expenses such as incentive accruals. Through the first nine months operating income decreased $32.0 million when compared to the same period last year.

Net sales within our non-North American Furniture Solutions segment were $51.8 million in the third quarter. This represents a decrease of 28.0 percent from the third quarter of fiscal 2008 when we reported net sales of $71.9 million. The third quarter decline of $20.1 million from the prior year affected all global regions with the exception of South America. Sales for the nine month period ending February 28, 2009 were down 15.1 percent over the same period last year.

Operating earnings in the quarter for our non-North American segment decreased $7.2 million to $3.0 million from the third quarter of fiscal 2008 operating earnings of $10.2 million. On a year-to-date basis operating earnings were $15.0 million, a decrease of 55.4 percent from last year. This decline is directly related to lower sales levels.

Net sales within the “Other” category were $6.6 million, down 54.2 percent from the prior year level of $14.4 million. The reduction in revenues is primarily from the severe decline in consumer spending. Herman Miller for the Home sales were down 15.8 percent year-to-date from the same period last year, despite the addition of a large retailer to its retail products distribution network.

Operating earnings in the third quarter for the “Other” category were a loss of $23.2 million compared to a profit of $2.0 million last year. The majority of this loss relates to the $23.4 million of restructuring charges recorded during the quarter.

Changes in currency exchange rates from the prior year affected the U.S. dollar value of net sales within both primary operating segments. We estimate these changes effectively decreased third quarter net sales within the North American segment by approximately $8.1 million. This was largely driven by the strengthening U.S. dollar compared to the Canadian dollar and the Mexican Peso during the period. Within the non-North American segment, exchange rate changes decreased third quarter net sales by an estimated $2.3 million. This decrease was mainly driven by movement in the U.S. dollar to British Pound Sterling and U.S. dollar to Euro exchange rates as compared to last year. It is important to note that period-to-period changes in exchange rates have a directionally similar impact on our international expenses as measured in U.S. dollars.

Financial Condition, Liquidity, and Capital Resources

The table below presents certain key cash flow and capital highlights for the periods indicated.

(In Millions)	Nine Months Ended
	February 28, 2009	March 1, 2008
Cash and cash equivalents, end of period	$172.4	$81.4
Short-term investments, end of period	13.3	18.3
Cash generated from operating activities	64.4	123.2
Cash used for investing activities	(20.8)	(41.7)
Cash used for financing activities	(12.0)	(79.2)
Capital expenditures	(20.3)	(28.2)
Stock repurchased and retired	(0.1)	(266.7)
Interest-bearing debt, end of period (1)	377.4	380.5
Available unsecured credit facility, end of period (2)	236.9	236.9

(1)     Amounts shown include the fair market values of the company’s interest rate swap arrangements. The net fair value of these arrangements totaled approximately $2.4 million and $2.5 million at February 28, 2009 and March 1, 2008, respectively.

(2)     Amounts shown are net of outstanding letters of credit, which are applied against the company’s unsecured credit facility.

While our various employee retirement plans have ample funds to meet benefit payments, current market conditions have negatively impacted asset values. Funding requirements will depend upon the funded status of the various employee retirement plans on May 30, 2009 and will be partially mitigated by the temporary funding relief provided by the Worker, Retiree, and Employer Recovery Act of 2008, which was enacted into law in December 2008. We are not legally required to make any additional significant contributions to our various employee retirement plans through fiscal 2010. However, in order to improve the funded status of our pension plans we have the option to make additional voluntary contributions.

Cash Flow –Operating Activities
Cash generated from operating activities in the third quarter was $18.7 million compared to $35.5 million in the prior year. Cash payments of approximately $9.2 million are included in the third quarter cash from operating activities amount and are related to the restructure actions made during the quarter. For the first nine months of fiscal 2009, cash generated from operations totaled $64.4 million. This compares to cash flows generated from operating activities of $123.2 million in the same period in fiscal 2008.

Quarter and Nine —Months Ended February 28, 2009
Changes in working capital balances resulted in a net cash use of $0.5 million in the third quarter. The principal driver of this working capital investment is related to the reduction in incentive compensation and accounts payable, which offset reductions in the accounts receivable balance.

Through the first nine months of the year, changes in working capital balances accounted for a net $51.4 million use of cash. The majority of cash use was driven from the reduction of accrued compensation and benefits totaling $51.5 million. This reduction in the accrual relates to the payout of incentive compensation earned during fiscal 2008. Other items, such as accounts receivable, inventory, income taxes, and accounts payable, offset each other as revenue declines occurred through the period.

Quarter and Nine —Months Ended March 1, 2008
Changes in working capital balances resulted in a net cash use of $8.9 million in the third quarter of fiscal 2008. Volume-driven increases in accounts receivable were more than offset by increased inventory balances related to project timing and accounts payable balances. Through the first nine months of last year, changes in working capital balances accounted for a net $31.8 million use of cash. Included in this amount were increases in accounts receivable and inventories totaling $36.7 million. We also experienced a net reduction of $16.7 million in compensation and benefit accruals in the nine-month period, due largely to the payout of incentive bonuses earned during fiscal 2007. Partially offsetting these working capital investments were volume-driven increases in accounts payable of $6.2 million and unearned revenue liabilities of $8.3 million. Accruals for income taxes also increased from the prior year-end, further offsetting the investment in working capital in the year-to-date period.

Cash Flow –Investing Activities
Our most significant cash outflow related to investing activities continues to be investments in capital assets. We purchased $4.5 million in capital assets during the third quarter of fiscal 2009, and $20.3 million year-to-date. This compares $9.2 million and $28.2 million, respectively in the prior year. This fiscal year our investments in capital assets have declined 28.0 percent. We expect to continue this level of decline through the fiscal year.

At the end of the third quarter, we had outstanding commitments for capital purchases of $5.0 million. We continue to manage and prioritize capital investments. We expect our full-year capital purchases to be approximately $25 million to $30 million. This compares to full-year capital spending of $40.5 million in fiscal 2008. The year-to-date capital spending reflects the elimination or delay of certain projects that have been deemed non-essential. We do continue to target investment in capital expenditures for projects such as new product development and manufacturing improvements, among others, that are vital to our long term outlook. During the second quarter of this year, we acquired certain assets and liabilities of a specialty wood manufacturer and supplier in North Carolina. The cash outlay related to this transaction was $2.9 million. This purchase price is reflected as a net cash outflow within the Condensed Consolidated Statement of Cash Flows for the nine-month period ended February 28, 2009. Further information related to this transaction can be found in Note 17.

Partially offsetting these investments were cash proceeds of $1.3 million related to the owned dealership that we transitioned to independent status in the first quarter of this year. This amount is reflected as proceeds from the sale of a dealership in the Condensed Consolidated Statement of Cash Flows for the nine month period ended February 28, 2009.

During the third quarter of fiscal 2008, we completed the acquisition of Brandrud Furniture, Inc., (Brandrud) a Seattle-based manufacturer of healthcare furnishings. With annual net sales of approximately $20 million, Brandrud focuses on seating products for patient rooms, patient treatment areas, and public spaces such as lobbies and waiting areas. The initial purchase price related to this transaction was $11.7 million, net of cash acquired, with additional proceeds due in the third fiscal quarter of 2009 contingent on the achievement of specific earnings targets of Brandrud as a wholly-owned subsidiary. Based on terms of the agreement and favorable financial performance, we recognized a liability of $27 million related to the estimated final purchase price in the third quarter of this fiscal year. This amount was recognized as goodwill and final amounts will be determined and paid during the fourth quarter of this fiscal year. Further information related to this transaction can be found in Note 17.

Cash Flow –Financing Activities
Dividend payments were $4.7 million in the third quarter and $14.5 million year-to-date through February. For the same period last year, dividend payments totaled $5.4 million and $16.3 million, respectively. The decrease is the result of fewer shares outstanding.

There were no open-market stock repurchases during the current quarter or year-to-date, however, last year in the same period, we repurchased $200.6 million and $266.7 million in common shares in the quarter and year-to-date, respectively. During the third quarter of fiscal 2008, we completed a debt financing transaction involving the issuance of $200 million in senior unsecured private placement notes. $50 million of these notes are due in January 2015, and bear interest at a fixed annual coupon rate of 5.94 percent. The remaining $150 million is due in January 2018 and bears interest at a fixed annual coupon rate of 6.42 percent. We used the $200 million proceeds from the notes for an accelerated share repurchase of our common stock. Refer to Note 5 for more information related to the ASR.

Also, during the third quarter of fiscal 2008 we completed a refinancing of our existing unsecured credit facility, increasing our borrowing capacity from $150 million to $250 million. The new credit facility includes a $100 million increase option, subject to customary conditions. The facility may be used to refinance existing debt, provide working capital or other general corporate purposes. We also paid off $2.1 million of debt on behalf of Brandrud. During the third quarter of fiscal 2008, we did not repurchase shares on the open market due to the implementation of our ASR.

New share issuances in connection with our various employee benefit programs were $1.0 million for the quarter and $2.9 million year-to-date. This compares to $2.5 million and $5.7 million received for issuances in the same periods in the prior year.

Interest-bearing debt at the end of the third quarter totaled $377.4 million, up $0.1 million from the balance at the end of the prior quarter and up $1.9 million from the end of fiscal 2008. These changes are due to the increase in the fair value of our interest rate swap agreement. Further disclosure regarding our interest rate swap arrangement is provided in Note 13.

Outstanding standby letters of credit totaling $13.1 million are considered as usage against our unsecured revolving credit facility. At the end of the third quarter, our availability under this credit facility was $236.9 million. The provisions of our private placement notes and unsecured credit facility require that we adhere to certain covenant restrictions and maintain certain performance ratios. We were in compliance with all such restrictions and performance ratios this quarter and expect to remain in compliance in the near future. In light of recent global economic conditions and the resulting impact on financial institutions, we reviewed the current financial stability of our bank group and believe that they have the ability to honor all existing agreements with the company.

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

Variable Interest Entities
On occasion, we provide financial support to certain independent dealers in the form of term loans, lines of credit, and/or loan guarantees which may represent variable interests in such entities. As of February 28, 2009, we were not considered the primary beneficiary of any such dealer relationships under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” Accordingly, we were not required to consolidate the financial statements of any of these entities during the first nine months of this fiscal year.

The risks and rewards associated with our interests in these dealerships are primarily limited to our outstanding loans and guarantee amounts. As of February 28, 2009, our maximum exposure to potential losses related to outstanding loans and guarantees to these other entities totaled $0.9 million.

Contingencies
See Note 14 to the condensed consolidated financial statements.

Critical Accounting Policies
We strive to report our financial results clearly and understandably. We follow accounting principles generally accepted in the United States in preparing our consolidated financial statements, which require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. A summary of our more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in our Form 10-K filing for the year ended May 31, 2008. During the first nine months of fiscal 2009, there were no material changes in the accounting policies and assumptions previously disclosed.

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

In the normal course of business, the company enters into contracts denominated in foreign currencies. The principal foreign currencies in which the company conducts its business are the British Pound Sterling, Euro, Canadian dollar, Japanese Yen, Mexican Peso, and Chinese Renminbi. As of February 28, 2009, the company had outstanding, six forward currency instruments designed to offset either net asset or net liability exposure that is denominated in non-functional currencies. Three forward contracts were placed to offset a 4.0 million Euro-denominated net asset exposure. One forward contract was placed to offset a 1.2 million U.S. dollar-denominated net asset exposure in Brazil. Two forward contracts were placed to offset a 3.0 million U.S. dollar-denominated net liability exposure in China. As of May 31, 2008, the company had outstanding, five forward currency instruments designed to offset either net asset or net liability exposure that is denominated in non-functional currencies. Three forward contracts were placed in order to offset a 4.0 million Euro-denominated net asset exposure that is denominated in a non-functional currency. Two forward contracts were placed to offset a 6.0 million U.S. dollar-denominated net liability exposure in China.

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

As of February 28, 2009, the weighted-average interest rate on the company’s variable-rate debt was approximately 4.0 percent. Based on the level of variable-rate debt outstanding as of that date, a 1 percentage-point increase in the weighted-average interest rate would increase the company’s estimated annual pre-tax interest expense by approximately $0.5 million.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, the company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2009, and have concluded that as of that date, the company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
There were no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended February 28, 2009, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

HERMAN MILLER, INC.
PART II – OTHER INFORMATION

Item 1:	Legal Proceedings

Referred to in Note 14 of the condensed consolidated financial statements.

Item 1A:	Risk Factors

Other than discussed below, there have been no material changes from the information provided in the Company’s Annual Report on Form 10-K for the year ended May 31, 2008.

Our pension expenses are affected by factors outside our control, including the performance of planassets, interest rates, actuarial data and experience and changes in laws and regulations.
Our future funding obligations for our U.S. defined benefit pension plans depend upon changes in the level of benefits provided for by the plans, the future performance of assets set aside in trusts for these plans, the level of interest rates used to determine funding levels, actuarial data and experience and any changes in government laws and regulations. In addition, our employee benefit plans hold a significant amount of equity securities. If the market values of these securities decline significantly, our pension expenses and funding obligations could increase significantly. Decreases in interest rates that are not offset by contributions and asset returns could also increase our obligations under such plans. We may be legally required to make contributions to our U.S. pension plans in the future, and those contributions could be material. In addition, if local legal authorities increase the minimum funding requirements for our pension plan outside the United States, we could be required to contribute more funds, which would negatively affect our cash flow.

Sustained Downturn in the Economy Could Adversely Impact our Access to Capital
The recent global economic and financial market disruption has impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole. These conditions could persist for a prolonged period of time or worsen in the future. The timing and nature of any recovery in the financial and credit markets remains uncertain, and there can be no assurance that market conditions will improve in the near future. Our ability to access the capital markets may be restricted at a time when we would like, or need, to access those markets, which could have an impact on our flexibility to react to changing economic and business conditions. The resulting lack of available credit, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition, results of operations, our ability to take advantage of market opportunities and our ability to obtain and manage our liquidity. In addition, the cost of debt financing and the proceeds of equity financing may be materially adversely impacted by these market conditions. The extent of any impact will depend on several factors, including our operating cash flows, the duration of tight credit conditions and volatile equity markets, our credit capacity, the cost of financing, and other general economic and business conditions. Our credit agreements contain performance covenants, such as a limit on the ratio of debt to earnings before interest, taxes, depreciation and amortization, and limits on subsidiary debt and incurrence of liens. Although we believe none of these covenants are presently restrictive to our operations, our ability to meet the financial covenants can be affected by events beyond our control.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(C) Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during the quarter ended February 28, 2009.

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
11/30/08 - 12/27/08	580	$13.86	580	$171,241,306

12/28/08 - 1/24/09	6,044	$12.82	6,044	$171,163,851

1/25/09 - 2/28/09	—	$—	—	$171,163,851
Total	6,624		6,624

(1) No shares were purchased outside of a publicly announced plan or program.

The company repurchased shares under previously announced plans authorized by the Board of Directors as follows.

•	Plan announced on September 28, 2007, providing share repurchase authorization of $300,000,000 with no specified expiration date.

No repurchase plans expired or were terminated during the third quarter of fiscal 2009, nor do any plans exist under which the company does not intend to make further purchases.

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

April 8, 2009 April 8, 2009	HERMAN MILLER, INC. /s/ Brian C. Walker —————————————— Brian C. Walker Chief Executive Officer /s/ Gregory J. Bylsma —————————————— Gregory J. Bylsma Chief Financial Officer