Form 10-K
period 2009-05-30
MILLER HERMAN INC
filed 2009-07-28
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[__]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended May 30, 2009	Commission File No. 001-15141

Herman Miller, Inc.
(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization) 855 East Main Avenue PO Box 302 Zeeland, Michigan (Address of principal executive offices)	38-0837640 (I.R.S. Employer Identification No.) 49464-0302 (Zip Code)

Registrant’s telephone number, including area code: (616) 654 3000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $.20 Par Value (Title of Class)

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
Yes [ X ] No [__]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [__] No [__]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ X ]     Accelerated filer [__]   Non-accelerated filer [__]     Small reporting company [__]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [__] No [ X ]

The aggregate market value of the voting stock held by “nonaffiliates” of the registrant (for this purpose only, the affiliates of the registrant have been assumed to be the executive officers and directors of the registrant and their associates) as of November 29, 2008, was $773,740,978 (based on $14.71 per share which was the closing sale price as reported by NASDAQ).

The number of shares outstanding of the registrant’s common stock, as of July 22, 2009: Common stock, $.20 par value—55,884,937 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on October 15, 2009, are incorporated into Part III of this report.

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

The company is a leader in design and development of furniture and furniture systems. This leadership is exemplified by the innovative concepts introduced by the company in its modular systems (including Action Office®, Ethospace®, Resolve®, My Studio EnvironmentsTM and Vivo InteriorsTM). The company also offers a broad array of seating (including Embody®, Aeron®, Mirra®, Celle™, Equa®, Ergon®, and Ambi® office chairs), storage (including Meridian® and TuTM filing products), wooden casegoods (including Geiger® products), and freestanding furniture products (including Teneo®, Passage® and Abak™). Going beyond these product offerings, the company’s ConviaTM business offers a programmable, modular electrical building infrastructure solution which enables building owners and individuals to adapt their habitat in new and profound ways. In fiscal 2009, the company introduced and began order entry for Embody® office chairs, and TeneoTM free standing storage, hosting, and display pieces.

The company’s products are marketed worldwide by its own sales staff, its owned dealer network, independent dealers and retailers, and via the Internet. Salespersons work with dealers, the design and architectural community, and directly with end-users. Independent dealerships concentrate on the sale of Herman Miller products and some complementary product lines of other manufacturers. It is estimated that approximately 74 percent of the company’s sales in the fiscal year ended May 30, 2009, were made to or through independent dealers. The remaining sales were made directly to end-users, including federal, state, and local governments, and several major corporations, by the company’s own sales staff, its owned dealer network, or independent retailers.

The company is also a recognized leader within its industry for the use, development, and integration of customer-centered technologies that enhance the reliability, speed, and efficiency of our customers’ operations. This includes proprietary sales tools, interior design and product specification software; order entry and manufacturing scheduling and production systems; and direct connectivity to the company’s suppliers.

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

Patents, Trademarks, Licenses, Etc.
The company has 162 active United States utility patents on various components used in its products and 69 active United States design patents. Many of the inventions covered by the United States patents also have been patented in a number of foreign countries. Various trademarks, including the name and stylized “Herman Miller” and the “Herman Miller Circled Symbolic M” trademark are registered in the United States and many foreign countries. The company does not believe that any material part of its business depends on the continued availability of any one or all of its patents or trademarks, or that its business would be materially adversely affected by the loss of any thereof, except for Herman Miller®, Herman Miller Circled Symbolic M®, Geiger®, Action Office®, Ethospace®, Aeron®, Mirra®, Eames®, PostureFit®, and Vivo InteriorsTM. It is estimated that the average remaining life of such patents and trademarks is approximately 5 years and 7 years, respectively.

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

Customer Base
It is estimated that no single dealer accounted for more than 4 percent of the company’s net sales in the fiscal year ended May 30, 2009. It is also estimated that the largest single end-user customer, the U.S. federal government, accounted for $167.2 million or approximately 10 percent of the company’s fiscal 2009 net sales. The 10 largest customers accounted for approximately 21 percent of net sales. The company does not believe that its business depends on any single or small number of customers, the loss of which would have a materially adverse effect upon the company.

Backlog of Unfilled Orders
As of May 30, 2009, the company’s backlog of unfilled orders was $207.8 million. At May 31, 2008, the company’s backlog totaled $286.2 million. It is expected that substantially all the orders forming the backlog at May 30, 2009, will be filled during the next fiscal year. Many orders received by the company are reflected in the backlog for only a short period while other orders specify delayed shipments and are carried in the backlog for up to one year. Accordingly, the amount of the backlog at any particular time does not necessarily indicate the level of net sales for a particular succeeding period.

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

Research, Design and Development
The company draws great competitive strength from its research, design and development programs. Accordingly, the company believes that its research and design activities are of significant importance. Through research, the company seeks to define and clarify customer needs and problems and to design, through innovation where feasible and appropriate, products and services as solutions to these customer needs and problems. The company uses both internal and independent research and design resources. Exclusive of royalty payments, the company spent approximately $36.2 million, $38.8 million, and $42.1 million, on research and development activities in fiscal 2009, 2008, and 2007, respectively. Generally, royalties are paid to designers of the company’s products as the products are sold and are not included in research and development costs since they are variable based on product sales.

Environmental Matters
Living with integrity and respecting the environment stands as one of the company’s core values. This is based in part, on the belief that environmental sustainability and commercial success are not exclusive ends, but instead exist side by side in a mutually beneficial relationship. The company continues to rigorously reduce, recycle, and reuse solid waste generated by its manufacturing processes and the company’s efforts and accomplishments have been widely recognized. Additionally, the company is pursuing the use of green energy in its manufacturing processes. Based on current facts known to management, the company does not believe that existing environmental laws and regulations have had or will have any material effect upon the capital expenditures, earnings, or competitive position of the company.

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

As of May 30, 2009, the company employed 5,077 full-time and 152 part-time employees, representing a 19.3 percent decrease and an 18.3 percent decrease, respectively, compared with May 31, 2008. In addition to its employee work force, the company uses temporary purchased labor to meet uneven demand in its manufacturing operations.

Information about International Operations

The company’s sales in international markets are made primarily to office/institutional customers. Foreign sales consist mostly of office furniture products such as Ethospace, Abak, Aeron, Mirra, and other seating and storage products. The company conducts business in the following major international markets: Europe, Canada, the Middle East, Latin America, and the Asia/Pacific region. In certain foreign markets, the company’s products are offered through licensing of foreign manufacturers on a royalty basis.

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

Our pension expenses are affected by factors outside our control, including the performance of plan assets, interest rates, actuarial data and experience and changes in laws and regulations. Our future funding obligations for our U.S. defined benefit pension plans depend upon changes in the level of benefits provided for by the plans, the future performance of assets set aside in trusts for these plans, the level of interest rates used to determine funding levels, actuarial data and experience and any changes in government laws and regulations. In addition, our employee benefit plans hold a significant amount of equity securities. If the market values of these securities decline significantly, our future pension expenses and funding obligations could increase significantly. Decreases in interest rates that are not offset by contributions and asset returns could also increase our obligations under such plans. We may be legally required to make contributions to our U.S. pension plans in the future, and those contributions could be material. In addition, if local legal authorities increase the minimum funding requirements for our pension plan outside the United States, we could be required to contribute more funds, which would negatively affect our cash flow.

Sustained Downturn in the Economy Could Adversely Impact our Access to Capital
The recent global economic and financial market disruption has impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole. These conditions could persist for a prolonged period of time or worsen in the future. The timing and nature of any recovery in the financial and credit markets remains uncertain, and there can be no assurance that market conditions will improve in the near future. Our ability to access the capital markets may be restricted at a time when we would like, or need, to access those markets, which could have an impact on our flexibility to react to changing economic and business conditions. The resulting lack of available credit, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition, results of operations, our ability to take advantage of market opportunities and our ability to obtain and manage our liquidity. In addition, the cost of debt financing and the proceeds of equity financing may be materially and adversely impacted by these market conditions. The extent of any impact will depend on several factors, including our operating cash flows, the duration of tight credit conditions and volatile equity markets, our credit capacity, the cost of financing, and other general economic and business conditions. Our credit agreements contain performance covenants, such as a limit on the ratio of debt to earnings before interest, taxes, depreciation and amortization, and limits on subsidiary debt and incurrence of liens. Although we believe none of these covenants are presently restrictive to our operations, our ability to meet the financial covenants can be affected by events beyond our control.

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
The costs of certain manufacturing materials used in our operations are sensitive to shifts in commodity market prices. In particular, the costs of steel, plastic and aluminum components and particleboard are sensitive to the market prices of commodities such as raw steel, aluminum, crude oil, lumber, and resins. Increases in the market prices of these commodities may have an adverse impact on our profitability if we are unable to offset them with strategic sourcing, continuous improvement initiatives or increased prices to our customers.

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
The successful implementation of our business strategy depends, in part, on our ability to attract and retain a skilled workforce. The increasing competition for highly skilled and talented employees could result in higher compensation costs, difficulties in maintaining a capable workforce, and leadership succession planning challenges.

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

Item 1B UNRESOLVED STAFF COMMENTS - none

Item 2 PROPERTIES

The company owns or leases facilities located throughout the United States and several foreign countries. The location, square footage, and use of the most significant facilities at May 30, 2009 were as follows.

Owned Locations	Square Footage	Use

Holland, Michigan	917,400	Manufacturing, Distribution, Warehouse, Design, Office
Spring Lake, Michigan	818,300	Manufacturing, Warehouse, Office
Zeeland, Michigan	750,800	Manufacturing, Warehouse, Office
England, U.K.	83,500	Manufacturing, Office
Leased Locations

Zeeland, Michigan(1)	98,100	Office
Atlanta, Georgia	176,700	Manufacturing, Warehouse, Office
England, U.K.	93,500	Manufacturing, Warehouse
Ningbo, China	94,700	Manufacturing, Warehouse, Office

(1) The Zeeland, Michigan office facility was exited as part of the restructuring action in fiscal year 2009. The lease on this facility expires in December 2010.

The company also maintains showrooms or sales offices near many major metropolitan areas throughout North America, Europe, Asia/Pacific, and Latin America. The company considers its existing facilities to be in excellent condition, efficiently utilized, well suited, and adequate for its design, production, distribution, and selling requirements.

Item 3 LEGAL PROCEEDINGS

The company is involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the company’s Consolidated Financial Statements.

Item 4 SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended May 30, 2009.

ADDITIONAL ITEM: EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information relating to Executive Officers of the company is as follows.

Name	Age	Year Elected an Executive Officer	Position with the Company
Gregory J. Bylsma	44	2009	Executive Vice President, Chief Financial Officer
James E. Christenson	62	1989	Senior Vice President, Legal Services, and Secretary
Donald D. Goeman	52	2005	Executive Vice President, Research, Design & Development
Kenneth L. Goodson, Jr.	57	2003	Executive Vice President, Operations
Kathleen D. Koch	51	2009	Senior Vice President of Marketing
Steven C. Gane	54	2009	Senior Vice President, President, Geiger International
Andrew J. Lock	55	2003	Executive Vice President, Chief Administrative Officer
Elizabeth A. Nickels	47	2000	Executive Vice President,
			President, Herman Miller for Healthcare
John P. Portlock	63	2003	Executive Vice President and
			President, International
Curtis S. Pullen	49	2007	Executive Vice President, President, North American Office
			and Learning Environments
Michael A. Volkema	53	1995	Chairman
Brian C. Walker	47	1996	President and Chief Executive Officer

Except as discussed below, each of the named officers has served the company in an executive capacity for more than five years.

Mr. Bylsma joined Herman Miller, Inc. in 2000 as Director of Reporting & Planning for North American prior to being appointed Corporate Controller in 2005.

Mr. Goeman joined Herman Miller’s New Product Development arena in 1980, and during his 29 years with the company he has held a variety of new product design and development leadership positions.

Mrs. Koch joined Herman Miller, Inc. in 2007 as Senior Vice President of Marketing, and prior to this she served as Chief Marketing Officer for Kodak Health Imaging and Kodak Entertainment Imaging for 10 years.

Mr. Gane joined Herman Miller in 2007 as President of Geiger International. Prior to this he worked for Furniture Brands International for 16 years serving mostly as President of HBF.

Mr. Pullen joined Herman Miller in 1991 and served as Chief Financial Officer from 2007 to 2009, Senior Vice President of Dealer Distribution from 2003 to 2007, Senior Vice President of Finance for North America from 2000 to 2003, and Vice President of Finance, Herman Miller International from 1994 to 2000. There are no family relationships between or among the above-named executive officers. There are no arrangements or understandings between any of the above-named officers pursuant to which any of them was named an officer.

PART II

Item 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Share Price, Earnings, and Dividends Summary

Herman Miller, Inc., common stock is traded on the NASDAQ-Global Select Market System (Symbol: MLHR). As of July 22, 2009, there were approximately 20,700 record holders, including individual participants in security position listings, of the company’s common stock.

Per Share and Unaudited	Market Price High (at close)	Market Price Low (at close)	Market Price Close	Earnings Per Share- Diluted (1)	Dividends Declared Per Share
Year ended May 30, 2009
First quarter	$28.54	$23.70	$28.14	$0.60	$0.08800
Second quarter	30.39	11.38	14.71	0.60	0.08800
Third quarter	15.13	10.08	10.08	(0.10)	0.08800
Fourth quarter	15.02	8.05	14.23	0.14	0.02200
Year	$30.39	$8.05	$14.23	$1.25	$0.28600

Year ended May 31, 2008
First quarter	$36.78	$26.32	$29.02	$0.54	$0.08800
Second quarter	29.75	23.54	27.45	0.67	0.08800
Third quarter	33.71	27.66	29.83	0.65	0.08800
Fourth quarter	30.77	22.41	24.80	0.71	0.08800
Year	$36.78	$22.41	$24.80	$2.56	$0.35200

(1) The sum of the quarters may not equal the annual balance due to rounding associated with the calculation of earnings per share on an individual quarter basis

Dividends were declared and paid quarterly during fiscal 2009 and 2008 as approved by the Board of Directors. While it is anticipated that the company will continue to pay quarterly cash dividends, the amount and timing of such dividends is subject to the discretion of the Board depending on the company’s future results of operations, financial condition, capital requirements, and other relevant factors.

Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during the fourth quarter ended May 30, 2009.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs (1)
3/1/09-3/28/09	1,977	11.58	1,977	$171,140,954
3/29/09-4/25/09	1,630	26.82	1,630	$171,097,241
4/26/09-5/30/09	—	—	—	$171,097,241
Total	3,607	18.47	3,607

(1) Amounts are as of the end of the period indicated

The company repurchases shares under a previously announced plan authorized by the Board of Directors on September 28, 2007, which provided share repurchase authorization of $300,000,000 with no specified expiration date.

No repurchase plans expired or were terminated during the fourth quarter of fiscal 2009, nor do any plans exist under which the company does not intend to make further purchases.

During the period covered by this report the company did not sell any of its equity shares that were not issued under the Securities Act of 1933.

Shareholder Return Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Company’s common stock with that of the cumulative total return of the Standard & Poor’s 500 Stock Index and the NASD Non-Financial Index for the five-year period ended May 30, 2009. The graph assumes an investment of $100 on May 29, 2004 in the company’s common stock, the Standard & Poor’s 500 Stock Index and the NASD Non-Financial Index, with dividends reinvested.

	2004	2005	2006	2007	2008	2009
Herman Miller, Inc.	$100	$124	$128	$155	$107	$63
S&P 500 Index	$100	$107	$115	$137	$125	$82
NASD Non-Financial	$100	$104	$110	$133	$133	$73

Information required by this item is also contained in Item 12 of this report.

Item 6 SELECTED FINANCIAL DATA

Review of Operations
(In millions, except key ratios and per share data)	2009	2008	2007	2006	2005

Operating Results
Net sales	$1,630.0	$2,012.1	$1,918.9	$1,737.2	$1,515.6
Gross margin	527.7	698.7	645.9	574.8	489.8
Selling, general, and administrative(8)	359.2	400.9	395.8	371.7	327.7
Design and research	45.7	51.2	52.0	45.4	40.2
Operating earnings	122.8	246.6	198.1	157.7	121.9
Earnings before income taxes	98.9	230.4	187.0	147.6	112.8
Net earnings	68.0	152.3	129.1	99.2	68.0
Cash flow from operating activities	91.7	213.6	137.7	150.4	109.3
Depreciation and amortization	41.7	43.2	41.2	41.6	46.9
Capital expenditures	25.3	40.5	41.3	50.8	34.9
Common stock repurchased plus
cash dividends paid	19.5	287.9	185.6	175.4	152.0

Key Ratios
Sales growth (decline)	(19.0)%	4.9%	10.5%	14.6%	13.2%
Gross margin (1)	32.4	34.7	33.7	33.1	32.3
Selling, general, and administrative (1) (8)	22.0	19.9	20.6	21.4	21.6
Design and research expense (1)	2.8	2.5	2.7	2.6	2.7
Operating earnings (1)	7.5	12.3	10.3	9.1	8.0
Net earnings growth (decline)	(55.4)	18.0	30.1	45.9	60.8
After-tax return on net sales (4)	4.2	7.6	6.7	5.7	4.5
After-tax return on average assets (5)	8.8	21.0	19.4	14.4	9.6
After-tax return on average equity (6)	433.1%	170.5%	87.9%	64.2%	37.3%

Share and Per Share Data
Earnings per share-diluted	$1.25	$2.56	$1.98	$1.45	$0.96
Cash dividends declared per share	0.29	0.35	0.33	0.31	0.29
Book value per share at year end	0.15	0.42	2.47	2.10	2.45
Market price per share at year end	14.23	24.80	36.53	30.34	29.80
Weighted average shares outstanding-
Diluted	54.5	59.6	65.1	68.5	70.8

Financial Condition
Total assets	$767.3	$783.2	$666.2	$668.0	$707.8
Working capital (3)	242.7	182.7	103.2	93.8	162.3
Current ratio (2)	1.6	1.6	1.4	1.3	1.5
Interest-bearing debt and related
swap agreements	377.4	375.5	176.2	178.8	194.0
Shareholders' equity	8.0	23.4	155.3	138.4	170.5
Total capital (7)	385.4	398.9	331.5	317.2	364.5

(1) Shown as a percent of net sales.
(2) Calculated using current assets divided by current liabilities.
(3) Calculated using current assets less non-interest bearing current liabilities.
(4) Calculated as net earnings divided by net sales.
(5) Calculated as net earnings divided by average assets.
(6) Calculated as net earnings divided by average equity.
(7) Calculated as interest-bearing debt plus shareholders’ equity.
(8) Selling, general, and administrative expenses include restructuring expenses in years that are applicable

2004	2003	2002	2001	2000	1999

$1,338.3	$1,336.5	$1,468.7	$2,236.2	$2,010.2	$1,828.4
415.6	423.6	440.3	755.7	680.4	641.6
304.1	319.8	399.7	475.4	404.4	379.3
40.0	39.1	38.9	44.3	41.3	38.0
61.2	48.3	(79.9)	236.0	234.7	224.3
51.6	35.8	(91.0)	225.1	221.8	229.9
42.3	23.3	(56.0)	140.6	139.7	141.8
82.7	144.7	54.6	211.8	202.1	205.6
59.3	69.4	112.9	92.6	77.1	62.1
26.7	29.0	52.4	105.0	135.7	103.4

72.6	72.7	30.3	105.3	101.6	179.7

0.1%	(9.0)%	(34.3)%	11.2%	9.9%	3.1%
31.1	31.7	30.0	33.8	33.8	35.1
22.7	23.9	27.3	21.3	20.1	20.7
3.0	2.9	2.6	2.0	2.1	2.1
4.6	3.6	(5.4)	10.6	11.7	12.3
81.5	141.6	(139.8)	0.6	(1.5)	10.5
3.2	1.7	(3.8)	6.3	6.9	7.8
5.7	3.0	(6.3)	14.5	16.5	18.5
21.9%	10.3%	(18.2)%	43.5%	55.5%	64.4%

$0.58	$0.31	$(0.74)	$1.81	$1.74	$1.67
0.18	0.15	0.15	0.15	0.15	0.15
2.71	2.62	3.45	4.63	3.76	2.63
24.08	19.34	23.46	26.90	29.75	20.19

73.1	74.5	75.9	77.6	80.5	84.8

$714.7	$757.3	$788.0	$996.5	$941.2	$751.5
207.8	189.9	188.7	191.6	99.1	55.5
1.8	1.7	1.8	1.5	0.9	1.0

207.2	223.0	235.1	259.3	225.6	147.6
194.6	191.0	263.0	351.5	294.5	209.1
401.8	414.0	498.1	610.8	520.1	356.7

Item 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis

You should read the issues discussed in Management’s Discussion and Analysis in conjunction with the company’s Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in this Form 10-K.

Executive Overview

We use problem-solving design and performance innovation to enhance the quality of human habitats worldwide, making our customers’ lives more productive, rewarding, delightful, and meaningful. We do this by providing high quality products and related knowledge services. At present, most of our customers come to us for work environments in both corporate office and healthcare settings. We also have a growing presence in educational and residential markets, including home office. Our primary products include furniture systems, seating, storage and material handling solutions, freestanding furniture, and casegoods. Our services extend from workplace to furniture asset management. We extended our industry leading position in seating as we introduced the NeoCon award winning Embody TM chair and SetuTM family of seating.

We are globally positioned in terms of manufacturing operations. In the United States, our manufacturing operations are located in Michigan, Georgia, and Washington. In Europe, we have a significant manufacturing presence in the United Kingdom, our largest marketplace outside of the United States. In Asia, we have manufacturing operations in Ningbo, China.

Our products are sold internationally through wholly-owned subsidiaries or branches in various countries including Canada, France, Germany, Italy, Japan, Mexico, Australia, Singapore, China, India, and the Netherlands. Our products are offered elsewhere in the world primarily through independent dealerships. We have customers in over 100 countries.

We manufacture our products using a system of lean manufacturing techniques collectively referred to as the Herman Miller Performance System (HMPS). We strive to maintain efficiencies and cost savings by minimizing the amount of inventory on hand. Accordingly, production is order-driven with direct materials and components purchased as needed to meet demand. The standard lead time for the majority of our products is 10 to 20 days. As a result, the rate of our inventory turns is high. These combined factors could cause our inventory levels to appear relatively low in relation to sales volume.

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
•	North American Furniture Solutions–Includes the business associated with the design, manufacture, and sale of furniture products primarily though a Certified Dealer Network for office, learning and healthcare environments throughout the United States, Canada, and Mexico.
•	Non-North American Furniture Solutions–Includes the business associated with the design, manufacture, and sale of furniture products primarily for work-related settings outside North America.
•	Other–Includes our North American residential furniture business as well as other business activities such as Convia, and unallocated corporate expenses.

Core Strengths We rely on the following core strengths in delivering workplace solutions to our customers.
•	Problem-Solving Design and Innovation–We are committed to developing research-based functionality and aesthetically innovative new products and have a history of doing so. We believe our skills and experience in matching problem-solving design with the workplace needs of our customers provide us with a competitive advantage in the marketplace. An important component of our business strategy is to actively pursue a program of new product research, design, and development. We accomplish this through the use of an internal research and design staff as well as third party design resources generally compensated on a royalty basis.

•	Operational Excellence–We were among the first in our industry to embrace the concepts of lean manufacturing. HMPS provides the foundation for all of our manufacturing operations. We are committed to continuously improving both product quality and production and operational efficiency. We have begun to extend this lean process work externally to our manufacturing supply chain and to our distribution channel. We believe this work holds great promise for further gains in reliability, quality and efficiency.
•	Building and Leading Networks–We value relationships in all areas of our business. We consider our networks of innovative designers, owned and independent dealers, and suppliers to be among our most important competitive factors and vital to the long-term success of our business.

Channels of Distribution
Our products and services are offered to most of our customers under standard trade credit terms between 30 and 45 days and are sold through the following distribution channels.
•	Independent Contract Furniture Dealers and Licensees–Most of our product sales are made to a network of independently owned and operated contract furniture dealerships doing business in many countries around the world. These dealers purchase our products and distribute them to end customers. We recognize revenue on product sales through this channel once our products are shipped and title passes to the dealer. Many of these dealers also offer furniture-related services, including product installation.

•	Owned Contract Furniture Dealers–At May 30, 2009, we owned 8 contract furniture dealerships, some of which have operations in multiple locations. The financial results of these owned dealers are included in our Consolidated Financial Statements. Product sales to these dealerships are eliminated as inter-company transactions from our consolidated financial results. We recognize revenue on these sales once products are shipped to the end customer and installation is substantially complete. We believe independent ownership of contract furniture dealers is generally, the best model for a financially strong distribution network. With this in mind, our strategy is to continue to pursue opportunities to transition our owned dealerships to independent owners. Where possible, our goal is to involve local managers in these ownership transitions.
•	Direct Customer Sales–We sometimes sell products and services directly to end customers without an intermediary (e.g. sales to the U.S. federal government). In most of these instances, we contract separately with a dealership or third-party installation company to provide sales-related services. We recognize revenue on these sales once products are shipped and installation is substantially complete.
•	Independent Retailers–Certain products are sold to end customers through independent retail operations. Revenue is recognized on these sales once products are shipped and title passes to the independent retailer.

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
•	Primary Markets– Capturing additional market share within our primary markets by offering superior solutions to customers who value space as a strategic tool.
•	Adjacent Markets– Further applying our core skills in space environments such as healthcare, higher education, and residential.
•	Developing Economies–Expanding our geographic reach in areas of the world with significant growth potential
•	New Markets-Developing new products and technologies that serve new markets

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

Discussion of Business Conditions

Our fiscal years ended May 30, 2009 and May 31, 2008 each included 52 weeks of operations.

Fiscal 2009 was a year marked with unprecedented economic challenges and uncertainties. We are encouraged by our achievements in the face of these economic conditions. We were able to maintain solid operating income performance despite a rapid and steep decline in revenue, as we acted quickly to adjust our cost structure. While we took significant steps in reducing our cost structure, it did not prevent us from continuing to invest in our strategy of problem solving design and innovation. We introduced several new products designed to reach customers in nearly all areas of our business. These new products made a strong showing at NeoCon, the contract furniture industry’s largest tradeshow. Our newly introduced chair, SetuTM, won “Gold” for conference room seating, and “Silver” in the lounge seating category. Our Embody TM chair won “Silver” in task seating and we were named “Manufacturer of the Year” by the Office Furniture Dealers Association for the second year in a row.

In fiscal 2009, we significantly changed our capital structure to align with the economic conditions. We suspended our share repurchases and focused on cash conservation and strengthening our balance sheet. Our intent to conserve cash is both a defensive strategy as well as offensive. We reduced our dividend in the fourth quarter from $.088 per share to $.022 per share. This adjustment aligns our dividend payout with our historic dividend metrics. We also announced and implemented several initiatives to improve our operating profitability and cash flow. We put in place a restructuring action that eliminated approximately 1,400 full-time positions and temporary workers. We took further action to reduce our cost structure by $30 million by adjusting our work schedule, working 9 out of every 10 days, and suspending our 401(k) match. All these actions allowed us to end the year with a cash and investment balance of $204.2 million. Given the uncertain nature of the current economic environment we have taken a number of actions to increase our financial strength and flexibility. At the same time, we believe there will be opportunities to increase market share for companies that are able to take advantage of these conditions. For example, subsequent to year-end we announced the acquisition of Nemschoff Chairs, LLC, (Nemschoff) a provider of lobby room seating and furnishings, administrative office lounge seating, and a wide range of healthcare patient room furniture products. We believe this acquisition, coupled with our recent acquisition of Brandrud, will make us the number one provider of furniture in healthcare environments.

Additionally, after year-end we renegotiated our syndicated revolving line of credit, reducing our availability from $250 million to $150 million, while giving us additional covenant flexibility. We also completed the repurchase of $75 million of our outstanding public bonds. In addition to improving our covenant metrics this action also significantly reduces our interest expense moving forward.

In May we announced the closing of a manufacturing facility. This closing, which will take place over the next 9 to 12 months, will provide significant savings once completed. As a result of our HMPS process improvements, we do not believe this causes a reduction to our long-term manufacturing capacity.

While many of the decisions we made were difficult and had negative impacts on some of our employee-owners, they were made as a result of unprecedented economic conditions. Overall we are pleased with our performance for the year and the opportunities in front of us.

Looking forward, the general economic outlook for our industry in the U.S. is expected to be negative through calendar year 2009, and we remain appropriately cautious as a result. BIFMA issued its most recent report in May 2009 expecting that the growth rate of office furniture orders and shipments in the U.S. for calendar 2009 will be negative 29.3 percent and 28.6 percent, respectively. For calendar 2010, BIFMA expects positive 2.6 percent and 2.8 percent growth for orders and sales, respectively. This forecasted improvement is based upon an assumption of a slight improvement in the U.S. economy in the fourth quarter of calendar 2009 and the first quarter of 2010.

Financial Results

The following is a comparison of our annual results of operations and year-over-year percentage changes for the periods indicated.

(Dollars In millions)	Fiscal 2009	% Chg from 2008	Fiscal 2008	% Chg from 2007	Fiscal 2007
Net sales	$1,630.0	(19.0)%	$2,012.1	4.9%	$1,918.9
Cost of sales	1,102.3	(16.1)%	1,313.4	3.2%	1,273.0
Gross margin	527.7	(24.5)%	698.7	8.2%	645.9
Operating expenses	404.9	(10.4)%	452.1	1.0%	447.8
Operating earnings	122.8	(50.2)%	246.6	24.5%	198.1
Net other expenses	23.9	47.5%	16.2	45.9%	11.1
Earnings before income
taxes	98.9	(57.1)%	230.4	23.2%	187.0
Income tax expense	31.0	(60.4)%	78.2	35.1%	57.9
Minority interest, net of tax	(0.1)	--	(0.1)	NA	--
Net earnings	$68.0	(55.4)%	$152.3	18.0%	$129.1

The following table presents, for the periods indicated, the components of the company’s Consolidated Statements of Operations as a percentage of net sales.

	Fiscal Year Ended
	May 30, 2009	May 31, 2008	June 2, 2007
Net sales	100.0%	100.0%	100.0%
Cost of sales	67.6	65.3	66.3
Gross margin	32.4	34.7	33.7
Selling, general, and administrative
expenses	20.3	19.7	20.6
Restructuring	1.7	0.3	—
Design and research expenses	2.8	2.5	2.7
Total operating expenses	24.8	22.5	23.3
Operating earnings	7.5	12.3	10.3
Net other expenses	1.5	0.8	0.6
Earnings before income taxes	6.1	11.5	9.7
Income tax expense	1.9	3.9	3.0
Net earnings	4.2	7.6	6.7

Net Sales, Orders, and Backlog
Fiscal 2009 Compared to Fiscal 2008

For the fiscal year ended May 31, 2009, consolidated net sales declined 19.0 percent to $1,630.0 million from $2,012.1 million in fiscal 2008. This year-over-year decline was driven by the global economic environment and was experienced across nearly all operating and geographic units. The strengthening of the U.S. dollar during fiscal 2009 against most major foreign currencies reduced our top line by approximately $30 million.

Consolidated net trade orders for fiscal 2009 totaled $1,565 million. This is comparable to net trade orders of $2,009 million last year, and represents a decrease of 22 percent. Starting with the financial market volatility in the early fall in part related to the instability in the banking industry we experienced a sudden and dramatic fall in order rates through most of the third quarter. Orders rates stabilized through the fourth quarter, albeit at much lower level than last year. The strong dollar reduced orders by approximately $38 million compared with the prior year.

Our backlog of unfilled orders at the end of fiscal 2009 totaled $208 million, a 27 percent decline from $286 million at the end of fiscal 2008.

BIFMA reported an estimated year-over-year decline in U.S. office furniture shipments of approximately 13.8 percent for the twelve-month period ended May 2009. By comparison, the net sales decline for our domestic U.S. business was approximately 14.6 percent. We believe that while comparisons to BIFMA are important, we continue to pursue a strategy of revenue diversification that makes us less reliant on the drivers that impact BIFMA.

Fiscal 2008 Compared to Fiscal 2007

Consolidated net sales of $2,012.1 million in fiscal year 2008 increased $93.2 million from fiscal 2007. This increase of 4.9 percent was driven by growth within both of our reportable business segments.

Consolidated net trade orders in fiscal 2008 totaled $2,009 million representing a year-over-year growth of 2.1 percent from orders of $1,967 million in fiscal 2007.

The backlog of unfilled orders at the end of fiscal 2008 totaled $286 million, decreasing 0.7 percent from the fiscal 2007 level of $288 million.

In the second quarter of fiscal 2008, we announced a restructuring program designed to reduce operating expenses and improve profitability. These actions included the elimination of approximately 150 full-time positions within the North American Furniture Solutions segment. The positions that were eliminated represented a variety of functional areas, and the individuals affected were offered one-time termination benefits, including severance and outplacement services. Pre-tax restructuring expenses for fiscal 2008 of $5.1 million, are reflected separately in the Consolidated Statements of Operations. The related cash payments were $4.5 million in fiscal 2008. The balance of the restructuring accrual at May 31, 2008 was $0.6 million, and is reflected on the Consolidated Balance Sheet within “Other accrued liabilities.”

Discussion of Business Segments — Fiscal 2009 Compared to Fiscal 2008

Net sales within our North American Furniture Solutions segment decreased from $1,636 million in fiscal 2008 to $1,349 million in the current year. This represents a year-over-year decrease of $287 million or 17.5 percent. We experienced a decline throughout our North American business operations, however, there were customer types within this segment that performed better than the overall average, primarily education, government and healthcare customers. Operating earnings for the segment in fiscal 2009 were $133 million, or 9.9 percent of net sales. This compares to segment earnings of $195.9 million or 12.0 percent in the prior year. With a top-line decline of 17.5 percent within the segment, we saw both dollar and percent-of-sales decreases to operating earnings in the North American Furniture Solutions segment. This segment’s ability to generate strong operating performance despite a significant decline in volume is largely due to the variable business model in place, which allowed costs to be shed as the top line declined as well as our execution of the restructuring plan discussed above.

Net sales from our non-North American Furniture Solutions segment declined $85 million or 26% from the prior year. The decline was compounded by the strengthening of the U.S. dollar against most foreign currencies. Nearly every region within the segment posted decreases in year-over-year net sales. There were pockets of resiliency including the Middle East, South America, and Australia. Total net sales for the segment were $238 million, versus $323 million in the prior year. The regions which were the hardest hit by the current economy were the U.K. which was down 35%, and Japan, down 47%. Operating earnings within our non-North American segment totaled $15 million for the year or 6.3 percent of net sales. This compares to $47 million or 14.6 percent of net sales in fiscal 2008, a decrease of 830 basis points. Despite the decline in operating income, our low fixed cost model generated positive income with rapid declines in the top-line.

Net sales within the “Other” segment category were $42 million in fiscal 2009 compared to $52 million in the prior year. The decrease is the result of net sales declining within our North American Home business, primarily due to the challenges associated with the U.S. macroeconomic environment. This overall decrease was somewhat offset by sales to a new retail customer.

The U.S. dollar strengthened against most major currencies throughout fiscal 2009. The changes in currency exchange rates from the prior year affected the U.S. dollar value of net sales within both primary operating segments. We estimate these changes effectively decreased our fiscal 2009 net sales within the North American Furniture Solutions segment by approximately $18 million, driven largely by the U.S. dollar / Canadian dollar and the Mexican peso average exchange rate during the current year. Currency exchange rate fluctuations within our non-North American Furniture Solutions segment decreased net sales in fiscal 2009 by approximately $12 million. This was primarily driven by movements in the U.S. dollar / British pound sterling. It is important to note that period-to-period changes in currency exchange rates have a directionally similar impact on our international cost structures. Operating earnings within our non-North American segment increased an estimated $1.5 million in fiscal 2009 due to the aforementioned changes in currency exchange rates relative to the prior year level. The estimated impact on operating earnings of our North American business segment was a decrease of approximately $1 million.

Discussion of Business Segments — Fiscal 2008 Compared to Fiscal 2007

Net sales within our North American Furniture Solutions segment increased from $1,563.6 million in fiscal 2007 to $1,636.3 million in fiscal 2008. This represents a year-over-year increase of $72.7 million or 4.7 percent. We experienced growth throughout our North American business operations, but particularly strong growth was experienced in the healthcare industry which posted double-digit year-over-year growth.  The healthcare industry remains a key growth area within the segment and lines up with our strategy to pursue diversification. Sales at our Mexican subsidiary again reached double-digit growth over fiscal 2007. Canadian sales turned around from a flat year in 2007 to impressive double-digit growth in fiscal 2008. Operating earnings for the segment in fiscal 2008 were $195.9 million, or 12.0 percent of net sales. This compares to segment earnings of $161.7 million or 10.3 percent in fiscal 2007. With top-line growth of 4.7 percent within the segment, we saw both dollar and percent-of-sales increases to operating earnings in the North American Furniture Solutions segment. This segment’s strong operating performance is largely due to improved margins on certain recently introduced products, our focus on cost management, and our execution of the restructuring plan discussed above.

Net sales from our non-North American Furniture Solutions segment grew at double-digit rates.  Every region within the segment posted increases in year-over-year net sales. Total net sales for the segment were $323.5 million, up $45.0 million or 16.2 percent. Sales generated from our non-North American Furniture Solutions segment increased to 16.1 percent of our consolidated net sales, an increase of 160 basis points from 14.5 percent in fiscal 2007. The largest sales contribution within this segment came from our operations in the United Kingdom, which posted a 17.5 percent year-over-year increase to the top line. We also saw a strong increase in net sales within continental Europe. Our results within the Asia Pacific region are particularly noteworthy, growing by 26.8 percent from fiscal 2007. We continued to pursue our diversification strategy and the effects are clearly visible in these results. Operating earnings within our non-North American segment totaled $47.3 million for the year or 14.6 percent of net sales. This compares to $28.9 million or 10.4 percent of net sales in fiscal 2007, an increase of 420 basis points.

Net sales within the “Other” segment category were $52.3 million in fiscal 2008 compared to $76.8 million in fiscal 2007. The decrease is primarily the result of OEM Sales of $20.4 million recognized in fiscal 2007 that did not occur in fiscal 2008.  Net sales within our North American Home business were down 8.3 percent primarily due to the challenges associated with the U.S. macroeconomic environment.

The U.S. dollar continued to weaken against major currencies throughout fiscal 2008. The changes in currency exchange rates from fiscal 2007 affected the U.S. dollar value of net sales within both primary operating segments. We estimate these changes effectively increased our fiscal 2008 net sales within the North American Furniture Solutions segment by approximately $12 million, driven largely by the U.S. dollar / Canadian dollar average exchange rate during the current year. Currency exchange rate fluctuations within our non-North American Furniture Solutions segment, increased net sales in fiscal 2008 by approximately $15 million. This was primarily driven by favorable movements in the U.S. dollar / British pound sterling and U.S. dollar / euro exchange rates as compared to fiscal 2007. It is important to note that period-to-period changes in currency exchange rates have a directionally similar impact on our international cost structures. Operating earnings within our non-North American segment increased an estimated $6 million in fiscal 2008 due to the aforementioned changes in currency exchange rates relative to fiscal 2007. The estimated impact on operating earnings of our North American business segment was an increase of approximately $1 million.

Gross Margin
Fiscal 2009 Compared to Fiscal 2008

Our fiscal 2009 gross margin as a percentage of sales was 32.4 percent, a decline of 230 basis points from the prior year level. Higher direct material costs from vendors coupled with significantly lower volumes contributed to this decreased gross margin performance year-over-year. Details relative to each component of gross margin follow.

Direct material costs as a percentage of sales in the current year increased 220 basis points. The impact was front end loaded as raw material prices increased dramatically in the first half of the year, stabilized in the third quarter, and then declined substantially by the end of the year ending at approximately the same level they began the year.

Our direct labor costs were higher by only 10 basis points as a percentage of sales from prior year levels. First and foremost, this performance is an indication of the speed with which action was taken to reduce costs in the face of a significant decrease to net sales. This change in performance is also reflective of increased efficiency which was offset by the underlying increases in benefit costs, particularly medical benefits.

Overhead costs decreased by $52 million from fiscal 2008. Our ability to react quickly to the sales decline, coupled with the variable nature of our business model, allowed us to actually improve overhead by 10 basis points from the prior year. This decrease in costs was a result of the restructuring actions which took place during the year and related primarily to headcount.

Freight expenses, as a percentage of sales, were modestly lower compared to 2008 levels. Contributing to the reduction in freight expenses was a significant decrease in diesel fuel prices in the United States, as we moved through the year.

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

Direct material costs as a percentage of sales in fiscal 2008 decreased 100 basis points. Although a higher sales volume favorably affected the percentage, the effect of our fixed contracts for the procurement of certain raw materials also contributed to the improvement. The majority of our fixed-price contracts expired during the fourth quarter of the year and we began to see the impact of increased costs for our raw material inputs late in the year.

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

Freight expenses, as a percentage of sales, were modestly higher in fiscal 2008 compared to fiscal 2007 levels. Contributing to the additional freight expenses was a significant increase in diesel prices in the United States. We have continued to benefit from the efforts of our logistics teams to consolidate shipments, increase trailer utilization, and engage lower cost carriers, which together, served to mitigate the impact of increases in fuel costs. Pricing also served to partially offset the increases in fuel costs.

Restructuring
In the second quarter of fiscal 2009, we announced a restructuring program designed to align our cost structure with the reality of the current economic conditions. These actions included the elimination of approximately 1,400 permanent and temporary positions across all segments. These reductions were permanent for our salaried workforce, while our direct labor positions were eliminated until business levels return. Those positions that were permanently eliminated represented a variety of functional areas, and the individuals affected were offered one-time termination benefits, including severance and outplacement services. Further actions were announced during the fourth quarter, which included a 10% reduction in the work schedule for most employees in the U.S., and the suspension of the 401(k) match. Within the non-North American Segment further reductions in force and a change to the work schedule were implemented to achieve similar savings.

Additionally, in the fourth quarter we announced the plans to shut down our IMT facility in Spring Lake, Michigan. The operations within the plant will be moved to other owned facilities, and a small component of this work will be outsourced to suppliers. We anticipate this shutdown will be completed over the next 9 to 12 months. Only the expenses related to the curtailment and special termination benefits of the pension plan have been recognized in fiscal 2009. The remaining costs are expected to be incurred over the course of the planned shutdown.

Pre-tax restructuring expenses for the aforementioned actions totaled $28.4 million in fiscal 2009, which are reflected separately in the Consolidated Statements of Operations. The related cash payments were $16.8 million in fiscal 2009. The balance of the restructuring accrual at May 30, 2009 is $11.6 million, and is reflected on the Consolidated Balance Sheet within “Other accrued liabilities.”

Operating Expenses
Fiscal 2009 Compared to Fiscal 2008

Operating expenses in fiscal 2009 were $404.9 million, or 24.8 percent of net sales, which compares to $452.1 million, or 22.5 percent of net sales in the prior fiscal year. Although there was a year-over-year decrease of $47.2 million, we experienced a 230 basis point increase to operating expenses as a percentage of sales compared to fiscal 2008. A charge of $28.4 million for restructuring expenses as discussed above is included in fiscal 2009. There was a restructuring charge of $5.1 million in fiscal 2008.

The year-over-year dollar decline in expenses, excluding restructuring expense, was $70.5 million or 16%. This is primarily due to a decrease in employee compensation and benefit costs as a result of the restructuring actions previously described, as well as a reduction in incentive compensation.

Year-over-year changes in currency exchange rates had a deflationary impact on operating expenses associated with our international operations, as measured in U.S. dollars. We estimate these changes decreased our consolidated operating expenses in fiscal 2009 by approximately $6 million relative to the prior year.

Design and research costs included in total operating expenses were $45.7 million and $51.2 million in fiscal 2009 and fiscal 2008, respectively. These expenses include royalty payments to the designers of our products.  We consider such royalty payments, which totaled $9.5 million and $12.4 million in fiscal years 2009 and 2008, respectively, to be variable costs of the products being sold. Accordingly, we do not include them in research and development costs as discussed in Note 1.

Fiscal 2008 Compared to Fiscal 2007

Operating expenses in fiscal 2008 were $452.1 million, or 22.5 percent of net sales. This compares to $447.8 million or 23.3 percent of net sales in fiscal 2007. Although there was a year-over-year increase of $4.3 million, we experienced an 80 basis point reduction to operating expenses as a percentage of sales compared to fiscal 2007. A charge of $5.1 million for restructuring expenses was included in fiscal 2008. There were no restructuring expenses in fiscal 2007.

The dollar increase from fiscal 2007 to fiscal 2008 in expenses is primarily due to increases in employee compensation and benefit costs, designer royalties, global selling expenses, program marketing costs, and the foreign exchange impact on operating expenses, partially offset by lower levels of charitable contributions, and savings from certain R&D and product management programs. Leverage on higher sales levels in fiscal 2008 drove the percent-of-sales reduction in operating expenses.

Incremental employee compensation and benefit costs in fiscal 2008, which includes merit increases, stock-based compensation, and health benefits were an estimated $6 million higher than fiscal 2007. Global selling costs and designer royalty expenses, both of which vary with net sales levels, were $3.7 million and $2.4 million higher, respectively, in fiscal 2008 than in fiscal 2007. In fiscal 2008, we continued our pursuit of bringing new and innovative products to market, which drove incremental program marketing expenses of $2.8 million compared to fiscal 2007.

Year-over-year changes in currency exchange rates had an inflationary impact on operating expenses associated with our international operations, as measured in U.S. dollars. We estimate these changes increased our consolidated operating expenses in fiscal 2008 by approximately $4.8 million relative to fiscal 2007.

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

Operating Earnings
Fiscal 2009 operating earnings were $122.8 million, which represents a decrease of 50.2 percent from our fiscal 2008 level of $246.6 million. As a percentage of net sales, operating earnings in fiscal 2009 decreased to 7.5 percent of net sales, a 480 basis-point decrease from the 12.3 percent reported in the prior year. The increase in restructuring expense led to 90 basis points of the decline while the remainder is largely a result of the decline in volume. In fiscal year 2007, we reported operating earnings of $198.1 million or 10.3 percent of net sales.

Other Expenses and Income
Net other expenses totaled $23.9 million in fiscal 2009 compared to $16.2 million in the prior year and $11.1 million in fiscal 2007. The increase in expense in fiscal 2009 compared to fiscal 2008 was principally driven by additional interest expense of $6.8 million in the current year associated with the additional senior subordinated notes. Net foreign currency transaction losses recorded in fiscal 2009 totaled $1.1 million versus a $0.1 million gain in fiscal 2008.

The year-over-year increase in net other expenses of $5.1 million between fiscal 2008 and fiscal 2007 was also as a result of higher interest expense related to the aforementioned debt issued in December of 2007.

Income Taxes
Our effective tax rate was 31.4 percent in fiscal 2009 versus 33.9 percent in fiscal 2008 and 31.0% in fiscal 2007. The effective rate in fiscal 2009 was below the statutory rate of 35%, primarily due to the domestic U.S. manufacturing tax incentive and the realization of foreign tax credits. The effective rate in fiscal 2008 was below the statutory rate primarily due to the domestic U.S. manufacturing tax incentive. The effective rate in fiscal 2007 was lower than the statutory rate primarily due to $4.3 million in tax credits for foreign taxes, other credits for research and development activities, and tax incentives for export sales and domestic manufacturing.

We expect our effective tax rate for fiscal 2010 to be between 27 and 29 percent. For further information regarding income taxes, refer to Note 15.

Net Earnings
In fiscal 2009 we generated $68.0 million of net earnings. This compares to net earnings in fiscal 2008 and fiscal 2007 of $152.3 million and $129.1 million, respectively. Fiscal 2009 diluted earnings per share were $1.25. Earnings per diluted share in fiscal 2008 were $2.56 and $1.98 in fiscal 2007.

Liquidity and Capital Resources
The table below presents certain key cash flow and capital highlights for the fiscal years indicated.

(In millions)	Fiscal Year Ended
	2009	2008	2007
Cash and cash equivalents, end of period	$192.9	$155.4	$76.4
Short term investments, end of period	$11.3	$15.7	$15.9
Cash generated from operating activities	$91.7	$213.6	$137.7
Cash used for investing activities	$(29.5)	$(51.0)	$(37.4)
Cash used for financing activities	$(16.5)	$(86.5)	$(131.5)
Pension and post-retirement benefit plan contributions	$(5.3)	$(5.2)	$(7.6)
Capital expenditures	$(25.3)	$(40.5)	$(41.3)
Stock repurchased and retired	$(0.3)	$(266.7)	$(164.9)
Interest-bearing debt, end of period (1) (3)	$377.4	$375.5	$176.2
Available unsecured credit facility, end of period (2)	$236.9	$236.9	$136.9

(1) Amounts shown include the fair market value of the company’s interest rate swap arrangement(s). The net fair value of this/these arrangement(s) was/were $2.4 million at May 30, 2009, $0.5 million at May 31, 2008, and $(1.8) million at June 2, 2007.
(2) Amounts shown are net of outstanding letters of credit, which are applied against the company’s unsecured credit facility, and excludes the $100 million accordion feature disclosed in Note 9.
(3) During the third quarter of fiscal 2008, the company issued new senior unsecured private placement notes and replaced its unsecured revolving credit facility. Refer to Notes 9 and 10 to the consolidated financial statements for additional information.

Cash Flow –Operating Activities

Cash generated from operating activities in fiscal 2009 totaled $91.7 million compared to $213.6 million generated in the prior year. This represents a decrease of $121.9 million compared to fiscal 2008. Changes in working capital balances resulted in a $34.4 million use of cash in the current fiscal year compared to an $11.8 million source of cash in the prior year.

The use of cash related to working capital balances in fiscal 2009 is primarily driven from decreased current liabilities of $102.3 million over the prior year. The reduction in liabilities is primarily related to reductions in accounts payable related to inventory, and accruals related to regular and incentive compensation. The use of cash is partially offset by volume related declines in accounts receivables of $60.1 million and inventories of $17.8 million. Accounts receivable declined 28.8% from the prior year, though it should be noted, this decline is not as substantial as the quarterly decline in sales. However, this lag is not reflective of deterioration of the accounts receivable aging, but rather the timing of the sales within the fourth quarter and the customer type. Certain direct customers and geographic customers tend to have a longer pay cycle. A relatively large percentage of the North American accounts receivable increase pertains to our Mexican subsidiary which has the longest cash collection cycle in the North American segment.

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

Collections of accounts receivable remained strong throughout the year, and we believe our recorded accounts receivable valuation allowances at the end of fiscal 2009 are adequate to cover the risk of potential bad debts. Allowances for non-collectible accounts receivable, as a percent of gross accounts receivable, totaled 4.7 percent, 2.6 percent, and 2.5 percent at the end of fiscal years 2009, 2008, and 2007, respectively.

Included in operating cash flows are cash contributions made to our employee pension and post-retirement benefit plans which totaled $5.3 million, $5.2 million, and $7.6 million in fiscal years 2009, 2008, and 2007, respectively. For further information regarding the company’s pension and post-retirement benefit plans, including information relative to the funded status of these plans, refer to Note 12.

Cash Flow –Investing Activities

Capital expenditures totaled $25.3 million, $40.5 million and $41.3 million in fiscal 2009, 2008 and 2007, respectively. Outstanding commitments for future capital purchases at the end of fiscal 2009 were approximately $6.2 million. We expect capital spending in fiscal 2010 to be between $25 million and $32 million.

Included in our fiscal 2009 investing activities, is a net cash outflow of $26.6 million related to the completion of our acquisition of Brandrud, and $2.9 million related to our acquisition of certain elements of Ruskin Industries. In fiscal 2008, our investing activities included a net cash outflow of $11.7 million related to the acquisition of Brandrud. In fiscal 2007, our investing activities reflected a cash outflow of $3.5 million related to the acquisition of a technology company. This acquisition added enhanced functionality to the existing product portfolio for our Convia subsidiary. Refer to Note 2 for further information related to these acquisitions.

Our net marketable securities transactions for fiscal 2009 yielded a $3.4 million source of cash. This compares to a $0.3 million source of cash in fiscal 2008.

In fiscal 2009, we were advanced $19.3 million of cash against the value of company owned life insurance policies. This is reflected as cash proceeds from investing activities in the Consolidated Statement of Cash Flows.

Cash Flow –Financing Activities

	Fiscal Year Ended
(In millions, except share and per share data)	2009	2008	2007
Shares acquired	2,138,701	7,488,430	5,116,375
Cost of shares acquired (1)	$0.3	$266.7	$164.9
Average cost per share acquired (1)	NA	NA	$32.23
Shares issued	257,765	276,002	2,001,348
Average price per share issued	$14.7	$23.73	$25.19
Cash dividends paid	$19.2	$21.2	$20.7

(1) On January 3, 2008, the company entered into two agreements to purchase shares of its common stock from Morgan Stanley & Co. Inc., for an aggregate purchase price of $200 million, plus fees, under an Accelerated Share Repurchase (“ASR”) program. The company entered into these agreements as part of a repurchase program approved by its Board of Directors. The number of shares purchased under the ASR program was based on the volume-weighted-average price of the company’s common stock during the term of the agreements. On January 4, 2008 the company paid $200.6 million in exchange for an initial delivery of 4.4 million shares, representing 70% of the shares that could have been purchased, based on the closing price of its common stock on January 3, 2008. An additional 1.0 million shares were delivered during the remainder of fiscal 2008. An additional 2.1 million shares were delivered on September 9, 2008, which completed the ASR program. The total number of shares repurchased under the ASR was 7,538,718 at an average price of $26.61 per share.

In the fourth quarter of fiscal 2009 we announced a reduction in the cash dividend effective for first quarter of fiscal 2010 payment. This change will reduce the cash dividend to $0.022 per share versus a total quarterly cash dividend of $0.088 per share that was paid through the third quarter of fiscal 2009.

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

As part of our decision to conserve cash we suspended share repurchases during fiscal 2009. In fiscal 2008 we repurchased shares totaling $267 million. The amount remaining under our share repurchase authorization at the end of fiscal 2009 totaled $171.1 million.

Interest-bearing debt at the end of fiscal 2009 of $377.4 million increased $1.9 million from the end of fiscal 2008, as compared to a $199.3 million increase during the prior fiscal year. The increase in fiscal 2009 is a result in the change in the fair value of our interest rate swap instrument, while the increase in fiscal 2008 related primarily to the issuance of $200 million of private placement notes.

The only usage against our unsecured revolving credit facility at the end of fiscal years 2009 and 2008 represented outstanding standby letters of credit totaling $13.1 million at each date. The provisions of our private placement notes and unsecured credit facility require that we adhere to certain covenant restrictions and maintain certain performance ratios. We were in compliance with all such restrictions and performance ratios during fiscal 2009.

In fiscal 2009, we received $3.4 million related to the issuance of shares in connection with stock-based benefit plans. This compares to receiving $6.5 million and $50.4 million in fiscal 2008 and fiscal 2007, respectively.

During fiscal 2009 and 2008 we repatriated $8.0 million and $23.9 million of undistributed foreign earnings, respectively.

We believe cash on hand, cash generated from operations, and our borrowing capacity will provide adequate liquidity to fund near term and future business operations and capital needs, subject to financing availability in the marketplace.

Contingencies

The company leases a facility in the U.K. under an agreement that expires in June 2011. Under the terms of the lease, the company is required to perform the maintenance and repairs necessary to address the general dilapidation of the facility over the lease term. The ultimate cost of this provision to the company is dependent on a number of factors including, but not limited to, the future use of the facility by the lessor and whether the company chooses and is permitted to renew the lease term. The company has estimated the cost of these maintenance and repairs to be between $0 and $3 million, depending on the outcome of future plans and negotiations. Based on existing circumstances, it is estimated that these costs will most likely approximate $1.0 million. As a result, this amount has been recorded as a liability reflected under the caption “Other Liabilities” in the Consolidated Balance Sheets as of May 30, 2009 and May 31, 2008.

The company has a lease obligation in the U.K. until May 2014 for a facility that it previously exited. Current market rates for comparable office space are lower than the rental payments owed under the lease agreement, as such, the company would remain liable to pay the difference. As of May 30, 2009 and May 31, 2008 the future cost of this arrangement was estimated to be $1.6 million and $2.0 million respectively. Accordingly this amount is reflected within “Other Liabilities” on the Consolidated Balance Sheets as of these dates.

The company is involved in legal proceedings and litigation arising in the ordinary course of business. It is the company’s opinion that the outcome of such proceedings and litigation currently pending will not materially affect its Consolidated Financial Statements.

Basis of Presentation

The company’s fiscal year ends on the Saturday closest to May 31. The fiscal years ended May 30, 2009, May 31, 2008, and June 2, 2007 each included 52 weeks of operations. This is the basis upon which weekly-average data is presented.

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

(In millions)	Payments due by fiscal year
	Total	2010	2011-2012	2013-2014	Thereafter
Long-term debt (1) (7)	$375.0	$75.0	$100.0	$—	$200.0
Estimated interest on debt
obligations (2)	110.1	18.9	29.5	25.2	36.5
Operating leases	61.8	16.3	24.5	13.2	7.8
Purchase obligations (3)	20.6	18.6	1.7	0.3	—
Pension plan funding (4)	0.3	0.3	—	—	—
Shareholder dividends (5) (7)	1.2	1.2	—	—	—
Other (6) (7)	9.0	2.2	1.5	1.5	3.8

Total	$578.0	$132.5	$157.2	$40.2	$248.1

(1) Amounts indicated do not include the recorded fair value of interest rate swap instruments.
(2) Estimated future interest payments on our outstanding debt obligations are based on interest rates as of May 30, 2009. Actual cash outflows may differ significantly due to changes in underlying interest rates and timing of principal payments.
(3) Purchase obligations consist of non-cancelable purchase orders and commitments for goods, services, and capital assets.
(4) Pension funding commitments are defined as the estimated minimum funding requirements to be made in the following 12-month period. Such funding, if any, is not known beyond fiscal 2010. As of May 30, 2009, the total accumulated benefit obligation for our domestic and international employee pension benefit plans was $337.1 million.
(5) Represents the recorded dividend payable as of May 30, 2009. Future dividend payments are not considered contractual obligations until declared. (6) Other contractual obligations primarily represent long-term commitments related to deferred and supplemental employee compensation benefits, other post-employment benefits, and minimum designer royalty payments. (7) Total balance is reflected as a liability in the Consolidated Balance Sheet at May 30, 2009.

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

Variable Interest Entities
On occasion, we provide financial support to certain independent dealers in the form of term loans, lines of credit, and loan guarantees. At May 30, 2009 and May 31, 2008, we were not considered the primary beneficiary of any such dealer relationships as defined by FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46(R)) and therefore, no entities were included as VIEs as of these dates.

The risks and rewards associated with our interests in these dealerships are primarily limited to our outstanding loans and guarantee amounts. As of May 30, 2009 and May 31, 2008, our maximum exposure to potential losses related to outstanding loans to these dealerships totaled $0.6 million and $3.2 million, respectively. Information on our exposure related to outstanding loan guarantees provided to such entities is included in Note 19 to the Consolidated Financial Statements.

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

Revenue Recognition
As described in the “Executive Overview,” the majority of our products and services are sold through one of four channels: Independent contract furniture dealers and licensees, owned contract furniture dealers, direct to end customers, and independent retailers. We recognize revenue on sales to independent dealers, licensees, and retailers once the product is shipped and title passes to the buyer. When we sell product directly to the end customer or to owned dealers, we recognize revenue once the product and services are delivered and installation thereof is substantially complete.

Amounts recorded as net sales generally include any freight charged to customers, with the related freight expenses recognized within cost of sales. Items such as discounts off list price, rebates, and other sale-related marketing program expenses are recorded as reductions to net sales. We record accruals for rebates and other marketing programs, which require us to make estimates about future customer buying patterns and market conditions. Customer sales that reach (or fail to reach) certain levels can affect the amount of such estimates, and actual results could differ from our estimates.

Receivable Allowances
We base our allowances for receivables on known customer exposures, historical credit experience, and the specific identification of other potential problems, including the current economic climate. These methods are applied to all major receivables, including trade, lease, and notes receivable. In addition, we follow a policy that consistently applies reserve rates based on the age of outstanding accounts receivable. Actual collections can differ from our historical experience, and if economic or business conditions deteriorate significantly, adjustments to these reserves may be required.

The accounts receivable allowance totaled $7.3 million and $5.6 million at May 30, 2009 and May 31, 2008, respectively. As a percentage of gross accounts receivable, these allowances totaled 4.7 percent and 2.6 percent, respectively. The year-over-year increase in the allowance percentage is primarily due to the perceived risk associated with the current economic conditions as opposed to an increase in specific customer issues.

Goodwill
The carrying value of our goodwill assets as of May 30, 2009 and May 31, 2008, totaled $69.5 million and $40.2 million, respectively. The increase in goodwill balances relates primarily to our final payment for the acquisition of Brandrud and also the acquisition of certain elements of Ruskin Industries. We account for our goodwill assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 142. Under this accounting guidance, we are required to perform an annual test on our goodwill assets by reporting unit to determine whether the asset values are impaired. If impairment is determined, we are required to reduce the net carrying value of the assets to their estimated fair market value.

Our impairment-testing model is based partly on the present value of projected cash flows and the resulting residual value as well as a market-based approach that considers recent market capitalization values. In completing the test under this approach, we assume that one of the drivers of the value of a business today is the cash flows it will generate in the future. We also assume that such future cash flows can be reasonably estimated. While these projected cash flows reflect our best estimate of future reporting unit performance, actual cash flows could differ significantly.

The results of this test, performed in the fourth quarter of fiscal 2009, indicated that our net goodwill asset values were not impaired. We employed a market-based approach in selecting the discount rates used in our analysis. By this, we mean the discount rates selected represent market rates of return equal to what we believe a reasonable investor would expect to achieve on investments of similar size to our reporting units. We believe the discount rates selected in our testing are conservative in that, in all cases, they exceed the estimated weighted average cost of capital for our business as a whole. The results of the impairment test are sensitive to changes in discount rates, though the testing performed in fiscal 2009 would indicate that even a significant increase in the discount rate would not have changed the result.

Warranty Reserve
We stand behind our products and keep our promises to customers. From time to time, quality issues arise resulting in the need to incur costs to correct problems with products or services. We have established warranty reserves for the various costs associated with these guarantees. General warranty reserves are based on historical claims experience and periodically adjusted for business levels. Specific reserves are established once an issue is identified. The valuation of such reserves is based on the estimated costs to correct the problem. Actual costs may vary and may result in an adjustment to these reserves.

Inventory Reserves
Inventories are valued at the lower of cost or market. The inventories at the majority of our manufacturing operations are valued using the last-in, first-out (LIFO) method, whereas inventories of certain other subsidiaries are valued using the first-in, first-out (FIFO) method. We establish reserves for excess and obsolete inventory, based on prevailing circumstances and judgment for consideration of current events, such as economic conditions, that may affect inventory. The reserve required to record inventory at lower of cost or market may be adjusted in response to changing conditions.

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

Self-Insurance Reserves
With the assistance of independent actuaries, we establish reserves for workers’ compensation and general liability exposures. The reserves are established based on expected future claims for incurred losses. We also establish reserves for health, prescription drugs, and dental benefit exposures based on historical claims information along with certain assumptions about future trends. The methods and assumptions used to determine the liabilities are applied consistently, although actual claims experience can vary. We also maintain insurance coverage for certain risk exposures through traditional premium-based insurance policies.

Pension and other Post-Retirement Benefits
The determination of the obligation and expense for pension and other post-retirement benefits depends on certain actuarial assumptions. Among the most significant of these assumptions is the discount rate, interest-crediting rate, and expected long-term rate of return on plan assets. We determine these assumptions as follows.

•	Discount Rate– This assumption is established at the end of the fiscal year based on high-quality corporate bond yields. We utilize the services of an independent actuarial firm to analyze and recommend an appropriate rate. For our domestic pension and other post-retirement benefit plans, the actuary uses a “cash flow matching” technique, which compares the estimated future cash flows of the plan to a published discount curve showing the relationship between interest rates and duration for hypothetical zero-coupon fixed income investments. We set the discount rate for our international pension plan based on the yield level of a commonly used corporate bond index in that jurisdiction. Because the average duration of the bonds underlying this index is less than that of our international pension plan liabilities, the index yield is used as a reference point. The final discount rate, which takes into consideration the index yield and the difference in comparative durations, is based on a recommendation from our independent actuarial consultant.

The discount rates selected for our domestic pension and post-retirement benefit plans at the end of fiscal 2009 were consistent with those established at the end of fiscal 2008. With all other assumptions and values held constant, this would not result in a significant change in our pension and post-retirement benefit plan expenses for our 2009 fiscal year, which began on June 1, 2008. The discount rate selected for our international pension plan at the end of the current year was higher than the rate established at the end of fiscal 2008. This change would result in a decrease in our international pension plan expense for fiscal 2009 if all other assumptions were held constant.

•	Interest Crediting Rate– We use this assumption in accounting for our primary domestic pension plan, which is a cash balance-type plan. The rate, which represents the annual rate of interest applied to each plan participant’s account balance, is established at an assumed level, or spread, below the discount rate. We base this methodology on the historical spread between the 30-year U.S. Treasury and high-quality corporate bond yields. This relationship is examined annually to determine whether the methodology is still appropriate.

•	Expected Long-Term Rate of Return– We base this assumption on our long-term assumed rates of return for equities and fixed income securities, weighted by the allocation of the invested assets of the pension plan. We consider risk factors specific to the various classes of investments and advice from independent actuaries in establishing this rate. Changes in the investment allocation of plan assets would impact this assumption. A shift to a higher relative percentage of fixed income securities, for example, would result in a lower assumed rate.

While this assumption represents our long-term market return expectation, actual asset returns can and do differ from year-to-year. Such differences give rise to actuarial gains and losses. In years where actual market returns are lower than the assumed rate, an actuarial loss is generated. Conversely, an actuarial gain results when actual market returns exceed the assumed rate in a given year. As of May 30, 2009, and May 31, 2008, the net actuarial loss associated with our employee pension and post-retirement benefit plans totaled approximately $197.4 million and $107.4 million, respectively. At both dates, the majority of this unrecognized loss was associated with lower than expected plan asset returns.

For purposes of determining annual net pension expense, we use a calculated method for determining the market-related value of plan assets. Under this method, we recognize the change in fair value of plan assets systematically over a five-year period. Accordingly, a portion of our net actuarial loss is deferred. The remaining portion of the net actuarial loss is subject to amortization expense each year. The amortization period used in determining this expense is the estimated remaining working life of active pension plan participants. We currently estimate this period to be approximately 14 years. As of the beginning of fiscal year 2009, the deferred net actuarial loss (i.e., the portion of the total net actuarial loss not subject to amortization) was approximately $17.2 million.

Refer to Note 12 to the Consolidated Financial Statements for more information regarding costs and assumptions used for employee benefit plans.

Long-Lived Assets
We evaluate long-lived assets and acquired business units for indicators of impairment when events or circumstances indicate that an impairment risk may be present. Our judgments regarding the existence of impairment are based on market conditions, operational performance, and estimated future cash flows. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded to adjust the asset to its estimated fair value.

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

•	Expected Volatility– This represents a measure, expressed as a percentage, of the expected fluctuation in the market price of our common stock. As a point of reference, a high volatility percentage would assume a wider expected range of market returns for a particular security. All other assumptions held constant, this would yield a higher stock option valuation than a calculation using a lower measure of volatility. In measuring the fair value of stock options issued during fiscal year 2009, we utilized an expected volatility of 33 percent.

•	Expected Term of Options– This assumption represents the expected length of time between the grant date of a stock option and the date at which it is exercised (option life). We assumed an average expected term of 5.5 years in calculating the fair values of the majority of stock options issued during fiscal 2009.

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

Direct Material Costs

The company is exposed to risks arising from price changes for certain direct materials and assembly components used in its operations. The largest such costs incurred by the company are for steel, plastics, textiles, wood particleboard, and aluminum components. Commodity prices were volatile during fiscal 2009, resulting in sharp increases in costs for the first half of the year. As the year progressed, prices receded back to approximately the same level that they began the year at. The net impact of price changes during fiscal 2009 was an increase to our costs of $24 million to $26 million. Commodity prices were fairly flat during most of fiscal 2008, resulting in increased costs of $2 million to $4 million, with most of this increase occurring in the fourth quarter. During fiscal 2007, rising commodities had a significant impact, adding an estimated $14 million to $16 million to the consolidated cost of sales for the full year.

Steel and fuel price fluctuations have a direct impact on our input costs for many products. During the past fiscal year both factors increased sharply, followed by a steady decline in the second half of the year. During fiscal 2008 the impact of steel price increases was fairly flat due to price contracts with suppliers.

The company believes market prices for commodities in the near term may move lower but acknowledges that over time increases on its key direct materials and assembly components are likely. Consequently, it views the prospect of such increases as an outlook risk to the business.

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

In the normal course of business, the company enters into contracts denominated in foreign currencies. The principal foreign currencies in which the company conducts its business are the British pound (GBP), euro (EUR), Canadian dollar, Japanese yen, Mexican peso, Chinese renminbi (CNY), and Brazilian real (BRL). For the past three fiscal years the company has entered into forward currency instruments in order to offset exposure denominated in non-functional currency. In the fourth quarter of fiscal 2009, nine contracts in total were placed to offset various currency exposures. To offset net asset exposure denominated in non-functional currency, three forward contracts for 4.8 million EUR and three forward contracts for 6.4 million USD were placed. Conversely, three contracts were placed to offset the company’s net liability exposure denominated in non-functional currency. The contracts included 0.5 million BRL, 3.5 million CNY, and 1.6 million of GBP. At the end of fiscal 2008, three contracts were placed to offset 4.0 million EUR for net asset exposure and two contracts for 6.0 million USD were placed to offset net liability exposure. Similarly, in the fourth quarter of fiscal 2007, the company entered into three separate forward currency contracts in order to offset 4.0 million EUR of net asset exposure denominated in a non-functional currency. In all three years, the instruments were marked to market at the end of the period, with changes in fair value reflected in net earnings. The fair value of the forward currency instruments was $0.1 million for both years ended May 30, 2009 and May 31, 2008, and a negligible amount at June 2, 2007.

For fiscal year 2009, a net loss of $1.1 million related to remeasuring all foreign currency transactions into the appropriate functional currency was included in net earnings. For fiscal year 2008, a net gain of $0.1 million impacted net earnings, while the impact in fiscal 2007 was negligible. Additionally, the cumulative effect of translating the balance sheet and income statement accounts from the functional currency into the United States dollar increased the accumulated comprehensive loss component of total shareholders’ equity by $14.0 million as of the end of fiscal 2009. Conversely, the effect reduced the accumulated comprehensive loss component of total shareholder’s equity by $4.1 million, and $3.3 million for the years ended May 31, 2008, and June 2, 2007, respectively.

Interest Rate Risk

The company maintains fixed-rate debt for which changes in interest rates generally affect fair market value but not earnings or cash flows. As of the end of fiscal years 2009 and 2008, the company held one interest rate swap agreement that effectively converts $50.0 million of fixed-rate debt securities to a variable rate. As of the end of fiscal year 2007, the company had two interest rate swaps that effectively converted $53.0 million of fixed-rate debt to a variable-rate basis. This debt is subject to changes in interest rates, which, if significant, could have a material impact on the company’s financial results. The interest rate swap derivative instruments are held and used by the company as a tool for managing interest rate risk. They are not used for trading or speculative purposes. The counterparties to these swap instruments are large financial institutions that the company believes are of high-quality creditworthiness. While the company may be exposed to potential losses due to the credit risk of non-performance by these counterparties, such losses are not anticipated.

The combined fair market value of effective interest rate swap instruments was $2.4 million, $0.5 million, and a negative $1.8 million at May 30, 2009, May 31, 2008 and June 2, 2007, respectively. The impact of these swap instruments on total interest expense was a reduction to interest expense of $1.2 million in fiscal 2009, $0.4 million in fiscal 2008, and an addition to interest expense of $0.6 million in fiscal 2007. All cash flows related to the company’s interest rate swap instruments are denominated in U.S. dollars. For further information, refer to Notes 16 and 17 to the Consolidated Financial Statements.

As of May 30, 2009, the weighted-average interest rate on the company’s variable-rate debt was approximately 3.5 percent. Based on the level of variable-rate debt outstanding as of that date, a one percentage-point increase in the weighted-average interest rate would increase the company’s annual pre-tax interest expense by approximately $0.5 million.

Expected cash flows (notional amounts) over the next five years and thereafter related to debt instruments are as follows.

(In millions)	2010	2011	2012	2013	2014	Thereafter	Total (1)
Long-Term Debt:
Fixed rate	$ 75.0	$ 100.0	$ —	$ —	$ —	$ 200.0	$ 375.0
Wtd. average interest rate = 6.69%

Derivative Financial Instruments Related to
Debt - Interest Rate Swaps:
Pay variable/receive fixed	$ —	$ 50.0	$ —	$ —	$ —	$ —	$ 50.0
Pay interest rate = 3.53% (at May 31, 2009)
Receive interest rate = 7.125%

(1) Amount does not include the recorded fair value of the swap instruments, which totaled $2.4 million at the end of fiscal 2009.

Item 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly Financial Data (Unaudited)

Set forth below is a summary of the quarterly operating results on a consolidated basis for the years ended May 30, 2009, May 31, 2008, and June 2, 2007. Refer to Management’s Discussion and Analysis provided in Item 7 and the Notes to the Consolidated Financial Statements for further disclosure of significant accounting transactions that may have affected the quarterly operating results for each of the periods presented.

(In millions, except per share data)		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009	Net sales	$479.1	$476.6	$354.4	$319.9
	Gross margin (1)	162.4	155.4	105.9	104.0
	Net earnings	33.4	32.6	(5.2)	7.2
	Earnings per share-basic (1)	.60	.61	(.10)	.14
	Earnings per share-diluted (1)	.60	.60	(.10)	.14

2008	Net sales	$491.7	$505.9	$495.4	$519.1
	Gross margin (1)	167.5	180.1	170.0	181.0
	Net earnings (2)	33.5	41.0	38.3	39.5
	Earnings per share-basic (1)	.54	.67	.66	.70
	Earnings per share-diluted (1) (2)	.54	.67	.65	.71

2007	Net sales	$449.7	$499.1	$484.8	$485.3
	Gross margin (1)	152.3	170.4	160.0	163.1
	Net earnings (1)	28.5	36.6	32.3	31.7
	Earnings per share-basic	.44	.57	.50	.50
	Earnings per share-diluted(1)	.43	.56	.50	.50

(1) The sum of the quarters does not equal the annual balance reflected in the Consolidated Statements of Operations due to rounding associated with the calculations on an individual quarter basis.
(2) The fourth quarter of fiscal year 2007 includes adjustments to various tax accruals resulting in a reduction of income taxes of $3.4 million or $0.05 diluted earnings per share in the quarter.

Consolidated Statements of Operations	Fiscal Years Ended
(In millions, except per share data)	May 30, 2009	May 31, 2008	June 2, 2007
Net sales	$1,630.0	$2012.1	$1,918.9
Cost of sales	1,102.3	1,313.4	1,273.0
Gross margin	527.7	698.7	645.9
Operating Expenses:
Selling, general, and administrative	330.8	395.8	395.8
Restructuring expenses	28.4	5.1	—
Design and research	45.7	51.2	52.0
Total operating expenses	404.9	452.1	447.8
Operating earnings	122.8	246.6	198.1
Other Expenses (Income):
Interest expense	25.6	18.8	13.7
Interest and other investment income	(2.6)	(3.8)	(4.1)
Other, net	0.9	1.2	1.5
Net other expenses	23.9	16.2	11.1
Earnings before income taxes and minority interest	98.9	230.4	187.0
Income tax expense	31.0	78.2	57.9
Minority interest, net of income tax	(0.1)	(0.1)	—
Net Earnings	$68.0	$152.3	$129.1

Earnings per share - basic	$1.26	$2.58	$2.01

Earnings per share - diluted	$1.25	$2.56	$1.98

Consolidated Balance Sheets (In millions, except share and per share data)	May 30, 2009	May 31, 2008
Assets
Current Assets:
Cash and cash equivalents	$192.9	$155.4
Marketable securities	11.3	15.7
Accounts receivable, less allowances of $7.3 in 2009 and
$5.6 in 2008	148.9	209.0
Inventories, net	37.3	55.1
Prepaid expenses and other	60.5	58.0
Total Current Assets	450.9	493.2

Property and Equipment:
Land and improvements	18.8	19.0
Buildings and improvements	137.4	139.4
Machinery and equipment	552.0	547.4
Construction in progress	9.8	17.4
	718.0	723.2
Less: accumulated depreciation	(538.8)	(526.9)
Net Property and Equipment	179.2	196.3
Goodwill	69.5	40.2
Other assets	67.7	53.5
Total Assets	$767.3	$783.2

Liabilities and Shareholders' Equity
Current Liabilities:
Unfunded checks	$3.9	$8.5
Current maturities of long-term debt	75.0	—
Accounts payable	79.1	117.9
Accrued liabilities	125.2	184.1
Total Current Liabilities	283.2	310.5

Long-term debt, less current maturities	302.4	375.5
Other liabilities	173.7	73.8
Total Liabilities	759.3	759.8

Shareholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized,
none issued)	—	—
Common stock, $0.20 par value (240,000,000 shares authorized,
53,826,061 and 55,706,997 shares issued and outstanding in
2009 and 2008, respectively)	10.8	11.1
Additional paid-in capital	5.9	—
Retained earnings	129.2	76.7
Accumulated other comprehensive loss	(134.1)	(60.1)
Key executive deferred compensation	(3.8)	(4.3)
Total Shareholders' Equity	8.0	23.4

Total Liabilities and Shareholders' Equity	$767.3	$783.2

Consolidated Statements of Shareholders’ Equity (In millions, except share data)	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Key Exec. Deferred Comp.	Total Shareholders' Equity

Balance, June 3, 2006	66,034,452	$13.2	$—	$192.2	$(63.3)	$(3.7)	$138.4
Net earnings	—	—	—	129.1	—	—	129.1
Foreign currency translation adjustment	—	—	—	—	3.3	—	3.3
Pension and post-retirement liability adjustments (net
of tax of $33.5 million)	—	—	—	—	58.3	—	58.3
Unrealized holding gain (net of negligible tax)	—	—	—	—	0.1	—	0.1
Total comprehensive income							190.8

Cash dividends declared ($0.328 per share)	—	—	—	(21.0)	—	—	(21.0)
Exercise of stock options	1,886,326	0.4	46.9	—	—	—	47.3
Employee stock purchase plan	102,808	—	3.4	—	—	—	3.4
Tax benefit relating to stock-based compensation	—	—	6.7	—	—	—	6.7
Repurchase and retirement of common stock	(5,116,375)	(1.0)	(61.4)	(102.5)	—	—	(164.9)
Directors' fees	5,637	—	0.2	—	—	—	0.2
Restricted stock units compensation expense	—	—	2.4	—	—	(1.3)	1.1
Restricted stock units released	1,527	—	0.1	—	—	—	0.1
Stock grants compensation expense	-	—	(1.1)	—	—	1.8	0.7
Stock grants issued	5,050	—	—	—	—	—	—
Stock option compensation expense	—	—	2.5	—	—	—	2.5
Deferred compensation plan	—	—	0.3	—	—	(0.3)	0.0
Adjustment to adopt SFAS 158 (net of tax of $28.2
million)	—	—	—	—	(50.0)	—	(50.0)
Balance, June 2, 2007	62,919,425	$12.6	$—	$197.8	$(51.6)	$(3.5)	$155.3
Net earnings	—	—	—	152.3	—	—	152.3
Foreign currency translation adjustment	—	—	—	—	4.1	—	4.1
Pension liability adjustments (net of tax of $5.2 million)	—	—	—	—	(12.6)	—	(12.6)
Total comprehensive income							143.8
Cash dividends declared ($0.352 per share)	—	—	—	(20.5)	—	—	(20.5)
Exercise of stock options	125,301	—	2.9	—	—	—	2.9
Employee stock purchase plan	118,801	—	3.3	—	—	—	3.3
Tax benefit relating to stock-based compensation	—	—	0.1	—	—	—	0.1
Excess tax benefit relating to stock-based compensation	—	—	0.1	—	—	—	0.1
Repurchase and retirement of common stock	(7,488,430)	(1.5)	(13.3)	(251.9)	—	—	(266.7)
Restricted stock units compensation expense	—	—	0.6	—	—	—	0.6
Restricted stock units released	2,892	—	0.1	—	—	—	0.1
Stock grants compensation expense	—	—	0.7	—	—	—	0.7
Stock grants issued	12,922	—	—	—	—	—	—
Stock option compensation expense	—	—	3.0	—	—	—	3.0
Deferred compensation plan	—	—	0.6	—	—	(0.8)	(0.2)
Directors' fees	16,086	—	0.5	—	—	—	0.5
Performance share units compensation expense	—	—	1.4	—	—	—	1.4
Cumulative effect of adopting FIN 48 (net of tax)	—	—	—	(1.0)	—	—	(1.0)
Balance, May 31, 2008	55,706,997	$11.1	$—	$76.7	$(60.1)	$(4.3)	$23.4
Net earnings	—	—	—	68.0	—	—	68.0
Foreign currency translation adjustment	—	—	—	—	(14.0)	—	(14.0)
Pension liability adjustments (net of tax of $35.3 million)	—	—	—	—	(59.9)	—	(59.9)
Unrealized holding loss	—	—	—	—	(0.1)	—	(0.1)
Total comprehensive loss							(6.0)

Cash dividends declared ($0.286 per share)	—		—	—	(15.5)	—	—	(15.5)
Exercise of stock options	23,050		—	0.5	—	—	—	0.5
Employee stock purchase plan	187,037		—	2.7	—	—	—	2.7
Tax benefit relating to stock-based compensation	—		—	0.1	—	—	—	0.1
Excess tax benefit relating to stock-based compensation	—		—	(0.3)	—	—	—	(0.3)
Repurchase and retirement of common stock	(2,138,701)		(0.3)	0.2	—	—	—	(0.1)
Restricted stock units compensation expense	—		—	0.2	—	—	—	0.2
Restricted stock units released	14,074		—	0.4	—	—	—	0.4
Stock grants compensation expense	—		—	0.7	—	—	—	0.7
Stock grants issued	3,600		—	—	—	—	—	—
Stock option compensation expense	—		—	2.9	—	—	—	2.9
Deferred compensation plan	—		—	(0.5)	—	—	0.5	—
Directors' fees	30,004		—	0.4	—	—	—	0.4
Performance share units compensation expense	—		—	(1.4)	—	—	—	(1.4)
Balance, May 30, 2009	53,826,0	61	10.8	5.9	129.2	(134.1)	(3.8)	8.0

Consolidated Statements of Cash Flows	Fiscal Years Ended
(In millions)	May 30, 2009	May 31, 2008	June 2, 2007
Cash Flows from Operating Activities:
Net earnings	$68.0	$152.3	$129.1
Adjustments to reconcile net earnings to net cash provided
by operating activities	23.7	61.3	8.6

Net Cash Provided by Operating Activities	91.7	213.6	137.7

Cash Flows from Investing Activities:
Notes receivable repayments	60.6	69.1	67.4
Notes receivable issued	(60.3)	(68.4)	(66.8)
Marketable securities purchases	(3.0)	(11.9)	(11.5)
Marketable securities sales	6.4	12.1	11.0
Capital expenditures	(25.3)	(40.5)	(41.3)
Proceeds from sales of property and equipment	0.3	0.3	7.9
Proceeds from disposal of owned dealers	1.3	0.9	—
Net cash paid for acquisitions	(29.5)	(11.7)	(3.5)
Loss on impairment of investments	0.6	—	—
Proceeds from loan on cash surrender value of
life insurance	19.3	—	—
Other, net	0.1	(0.9)	(0.6)

Net Cash Used for Investing Activities	(29.5)	(51.0)	(37.4)

Cash Flows from Financing Activities:
Short-term debt repayments	—	(1.2)	—
Long-term debt repayments	—	(4.0)	(3.0)
Long-term debt borrowings	—	200.0	—
Dividends paid	(19.2)	(21.2)	(20.7)
Common stock issued	3.4	6.5	50.4
Common stock repurchased and retired	(0.3)	(266.7)	(164.9)
Excess tax benefits from stock-based compensation	(0.3)	0.1	6.7
Other, net	(0.1)	—	—

Net Cash Used for Financing Activities	(16.5)	(86.5)	(131.5)

Effect of exchange rate changes on cash and cash equivalents	(8.2)	2.9	0.8
Net Increase (Decrease) in Cash and Cash Equivalents	37.5	79.0	(30.4)
Cash and cash equivalents, beginning of year	155.4	76.4	106.8
Cash and Cash Equivalents, End of Year	$192.9	$155.4	$76.4

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

Fiscal Year
The company’s fiscal year ends on the Saturday closest to May 31. Fiscal years ended May 30, 2009, May 31, 2008 and June 2, 2007, each contain 52 weeks. An extra week in the company’s fiscal year is required approximately every six years in order to realign its fiscal calendar-end dates with the actual calendar months. Foreign Currency Translation The functional currency for foreign subsidiaries is the local currency. The cumulative effects of translating the balance sheet accounts from the functional currency into the United States dollar using fiscal year-end exchange rates and translating revenue and expense accounts using average exchange rates for the period is reflected as a component of “Accumulated other comprehensive loss” in the Consolidated Balance Sheets. The financial statement impact resulting from remeasuring all foreign currency transactions into the appropriate functional currency, which is included in “Other Expenses (Income)” in the Consolidated Statements of Operations, was a net loss of $1.1 million for the year ended May 30, 2009. For the years ended May 31, 2008 and June 2, 2007, the financial statement impact was a net gain of $0.1 million and negligible, respectively.

Cash Equivalents
The company holds cash equivalents as part of its cash management function. Cash equivalents include money market funds, time deposit investments, and treasury bills with original maturities of less than three months. The carrying value of cash equivalents, which approximates fair value, totaled $99.0 million and $90.7 million as of May 30, 2009, and May 31, 2008, respectively. All cash and cash equivalents are high-credit quality financial instruments, and the amount of credit exposure to any one financial institution or instrument is limited.

Marketable Securities
The company maintains a portfolio of marketable securities primarily comprised of investment-grade, fixed-income securities. These investments are held by the company’s wholly owned insurance captive and are considered “available-for-sale” as defined in Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, they have been recorded at fair market value based on quoted market prices, with the resulting net unrealized holding gains or losses reflected net of tax as a component of “Accumulated other comprehensive loss” in the Consolidated Balance Sheets.

All marketable security transactions are recognized on the trade date. Realized gains and losses on disposal of available-for-sale investments are included in “Interest and other investment income” in the Consolidated Statements of Operations. Net investment loss recognized in the Consolidated Statements of Operations for available-for-sale investments totaled $0.2 million for the year ended May 30, 2009 and investment gain of $0.7 million, and $0.8 million for the years ended May 31, 2008, and June 2, 2007, respectively. Included in the net investment loss of $0.2 million in fiscal 2009 was an impairment charge for certain equity investments of $0.6 million. This impairment charge also permanently reduced the cost basis in the investment by a corresponding amount.

The following is a summary of the carrying and market values of the company’s marketable securities as of the dates indicated.

		May 30, 2009
(In millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. Government & agency debt	$3.6	$0.3	$—	$3.9
Corporate investments	3.9	—	—	3.9
Mortgage-backed	3.8	—	(0.6)	3.2
Other debt	0.5	—	(0.2)	0.3
Total	$11.8	$0.3	$(0.8)	$11.3

		May 31, 2008
(In millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. Government & agency debt	$4.8	$0.2	$—	$5.0
Corporate investments	6.0	—	(0.2)	5.8
Mortgage-backed	4.2	—	(0.1)	4.1
Other debt	0.9	—	(0.1)	0.8
Total	$15.9	$0.2	$(0.4)	$15.7

Maturities of marketable securities as of May 30, 2009, are as follows.

(In millions)	Cost	Market Value
Due within one year	$3.6	$3.5
Due after one year through five years	6.0	5.8
Due after five years	2.2	2.0
Total	$11.8	$11.3

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

As of the end of fiscal 2009, outstanding commitments for future capital purchases approximated $5.8 million.

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

Goodwill and Other Intangible Assets
The company’s recorded goodwill at May 30, 2009 and May 31, 2008, is associated with the North American Furniture Solutions segment, which is described in further detail in Note 20. The company is required to test the carrying value of goodwill for impairment at the “reporting unit” level annually or more frequently if a triggering event occurs under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). As a matter of practice, the company performs the required annual impairment testing of goodwill during the fourth quarter of each fiscal year. The annual testing performed each year indicated the present value of discounted cash flows of the reporting unit exceeded the recorded carrying value of the company’s goodwill assets, and accordingly no impairment charge was required for the years ending May 30, 2009, May 31, 2008, and June 2, 2007.

SFAS 142 also requires the company to evaluate its acquired intangible assets to determine whether any have “indefinite useful lives.” Under this accounting standard, intangible assets with indefinite useful lives, if any, are not subject to amortization. The company has other intangible assets, consisting of certain trademarks and tradenames valued at approximately $4.3 million, which have indefinite useful lives and are evaluated in a manner consistent with goodwill. The company amortizes its other intangible assets over their remaining useful lives using the straight-line method over periods ranging from 5 to 17 years.

Other intangible assets are comprised of patents, trademarks, and intellectual property rights with a combined gross carrying value and accumulated amortization of $24.0 million and $9.5 million, respectively as of May 30, 2009. As of May 31, 2008, these amounts totaled $25.7 million and $7.6 million, respectively.

Estimated amortization expense for existing intangible assets as of May 30, 2009, for each of the succeeding five fiscal years is as follows.

(In millions) 2010	$1.4
2011	1.4
2012	1.3
2013	0.6
2014	0.5

Notes Receivable
The notes receivable are primarily from certain independent contract office furniture dealers. These notes are the result of dealers in transition either through a change in ownership or general financial difficulty. The notes generally are collateralized by the assets of the dealers and bear interest based on the prevailing prime rate. Recorded reserves are based on historical credit experience, collateralization levels, and the specific identification of other potential collection problems. Interest income relating to these notes was $0.1 million for the year ended May 30, 2009 and $0.4 million for the years ended May 31, 2008, and June 2, 2007.

Unfunded Checks
As a result of maintaining a consolidated cash management system, the company utilizes controlled disbursement bank accounts. These accounts are funded as checks are presented for payment, not when checks are issued. Any resulting book overdraft position is included in current liabilities as unfunded checks.

Self-Insurance
The company is partially self-insured for general liability, workers’ compensation, and certain employee health and dental benefits under insurance arrangements that provide for third-party coverage of claims exceeding the company’s loss retention levels. The company’s retention levels designated within significant insurance arrangements as of May 30, 2009, are as follows.

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

Research, Development, and Other Related Costs
Research, development, pre-production, and start-up costs are expensed as incurred. Research and development (R&D) costs consist of expenditures incurred during the course of planned search and investigation aimed at discovery of new knowledge useful in developing new products or processes. R&D costs also include the significant enhancement of existing products or production processes and the implementation of such through design, testing of product alternatives, or construction of prototypes. Royalty payments made to designers of the company’s products as the products are sold are not included in research and development costs, as they are a variable cost based on product sales. Research and development costs included in “Design and Research” expense in the accompanying Consolidated Statements of Operations of $36.2 million, $38.8 million, $42.1 million, in fiscal 2009, 2008, and 2007, respectively.

Advertising Costs
Advertising costs are expensed as incurred and are included in “Selling, general, and administrative” expense in the accompanying Consolidated Statements of Operations. Advertising costs were $2.2 million, $3.4 million, and $3.2 million, in fiscal 2009, 2008, and 2007, respectively.

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

Earnings per Share
Basic earnings per share (EPS) excludes the dilutive effect of common shares that could potentially be issued, due to the exercise of stock options or the vesting of restricted shares, and is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted EPS for fiscal years 2009, 2008, and 2007, was computed by dividing net earnings by the sum of the weighted-average number of shares outstanding, plus all dilutive shares that could potentially be issued. Refer to Note 13, for further information regarding the computation of EPS.

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

(In millions)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Liability Adjustments (net of tax)	Unrealized Holding Period Gains (Losses) (net of tax)	Total Accumulated Other Comprehensive Income (Loss)
Balance, June 3, 2006	$(2.8)	$(60.2)	$(0.3)	$(63.3)
Other comprehensive gain in
fiscal 2007	3.3	58.3	0.1	61.7
Adjustments to adopt SFAS No. 158	—	(50.0)	—	(50.0)
Balance, June 2, 2007	0.5	(51.9)	(0.2)	(51.6)
Other comprehensive
gain/(loss) in fiscal 2008	4.1	(12.6)	—	(8.5)
Balance May 31, 2008	4.6	(64.5)	(0.2)	(60.1)
Other comprehensive
gain/(loss) in fiscal 2009	(14.0)	(59.9)	(0.1)	(74.0)
Balance May 30, 2009	$(9.4)	$(124.4)	$(0.3)	$(134.1)

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

Variable Interest Entities
The company has provided subordinated debt to and/or guarantees on behalf of certain independent contract furniture dealerships. These relationships may constitute variable interests under the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46(R)). On May 30, 2009 and May 31, 2008, the company was not considered the primary beneficiary of any such dealer relationships as defined by FIN 46(R) and therefore, no entities were included as Variable Interest Entities (VIEs) as of these dates. Refer to Note 3 for further discussion regarding VIEs.

Fair Value
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a comprehensive framework for measuring the fair value of assets and liabilities and expands disclosures about fair value measurements.  Specifically, SFAS 157 sets forth a definition of fair value, and establishes a hierarchy prioritizing the use of inputs in valuation techniques. SFAS 157 defines levels within the hierarchy as follows:

•	Level 1 – quoted prices (unadjusted) in active markets for identical assets and liabilities.
•	Level 2 –either direct or indirect inputs, other than quoted prices included within Level 1, which are observable for similar assets or liabilities.
•	Level 3 - inputs are unobservable.

The company adopted the provisions of SFAS 157 for financial assets and liabilities as of June 1, 2008.  There was no impact to the company’s consolidated financial statements related to the adoption of SFAS 157. The following table sets forth financial assets and liabilities measured at fair value in the Condensed Consolidated Balance Sheets and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of May 30, 2009.

(In millions)	Fair Value Measurements as of May 30, 2009
Financial Assets	Total	Quoted Prices In Active Markets (Level 1)	Quoted Prices With Other Observable Inputs (Level 2)
Available-for-sale securities	$11.3	$4.3	$7.0
Interest rate swap agreements	2.4	—	2.4
Deferred compensation plan investments	1.4	1.4	—
Foreign currency forward contracts	0.2	—	0.2
Total	$15.3	$5.7	$9.6

Financial Liabilities
Foreign currency forward contracts	$0.1	$—	$0.1
Total	$0.1	$—	$0.1

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

Derivative Instruments and Hedging Activities
On February 28, 2009, the company adopted FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement 133” (SFAS 161). The adoption of SFAS 161 had no financial impact on our consolidated financial statements and only required additional financial statement disclosures. The requirements of SFAS 161 have been applied on a prospective basis. Accordingly, disclosures related to periods prior to the date of adoption have not been presented.

Interest Rate Swap Agreements
We have used interest rate swaps in order for a portion of interest bearing debt to be variable, which matches interest expense with our business cycle. As of May 30, 2009, the company has one interest rate swap agreement that has the economic effect of modifying the fixed interest obligations associated with a portion of our public debt securities due March 15, 2011 so that the interest payable on the senior notes effectively becomes variable at a rate set to the six-month LIBOR rate plus 2.65 percent. The critical terms of the interest rate swap agreement and a component of the public debt securities match, including the notional amounts, interest rate reset dates, maturity dates and underlying market indices. Accordingly, as of May 30, 2009, a total of $50.0 million of the company’s outstanding debt was effectively converted to a variable-rate basis as a result of the interest rate swap arrangement. This swap is a fair-value hedge and qualifies for hedge-accounting treatment using the “short-cut” method under the provisions of SFAS 133. Under this accounting treatment, the change in the fair value of the interest rate swap is equal to the change in value of the related hedged debt and, as a result, there is no net effect on earnings. The agreement requires the company to pay floating-rate interest payments in return for receiving fixed-rate interest payments that coincide with the semi-annual payments to the debt holders at the same date. The periodic interest settlements, which occur at the same interval as the public debt securities, are recorded as interest expense.

Foreign Currency Forward Contracts Not Designated as Hedges
We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. Under this program, the company’s strategy is to have increases or decreases in our foreign currency exposures offset by gains or losses on the foreign currency forward contracts to mitigate the risks and volatility associated with foreign currency transaction gains or losses. These foreign currency exposures typically arise from net liability or asset exposures in non-local currencies on the balance sheets of our foreign subsidiaries. These foreign currency forward contracts generally settle within 90 days and are not used for trading purposes. These forward contracts are not designated as hedging instruments pursuant to SFAS 133. Accordingly, we record the fair value of these contracts as of the end of the reporting period in the consolidated balance sheet with changes in fair value recorded in our consolidated statement of operations. The balance sheet classification for the fair values of these forward contracts is other current assets for unrealized gains and to other current liabilities for unrealized losses. The statement of operations classification for the fair values of these forward contracts is to other expenses (income), other, net, for both realized and unrealized gains and losses.

As of May 30, 2009, the notional amounts of the forward contracts held to purchase and sell U.S. dollars in exchange for other major international currencies were $10.4 million and the notional amounts of the foreign currency forward contracts held to sell European euros in exchange for other major international currencies were €4.8 million.

The effects of derivative instruments on the condensed consolidated financial statements were as follows for the year ended May 30, 2009 (amounts presented exclude any income tax effects) are shown below. The effect of derivative instruments on the condensed consolidated statement of operations was $0.1 million for the period ended May 30, 2009.

Fair Value of Derivative Instruments in Condensed Consolidated Balance Sheet
(In millions)	May 30, 2009
	Balance Sheet Location	Fair Value
Interest rate swap agreement - fair market value	Other noncurrent assets	$2.4

Foreign currency forward contracts
not designated as hedges	Other current assets	$0.2

Foreign currency forward contracts
not designated as hedges	Other current liabilities	$0.1

Effects of Derivative Instruments of Income
(In millions)	May 30, 2009
	Recognized Income on Derivative (Gain) Loss Location	Amount
Foreign currency forward contracts	Other Expense (Income), Other, net	$(0.1)

New Accounting Standards
In December 2004, the FASB issued a revision of SFAS No. 123, “Share-Based Payment” (SFAS 123(R)), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement focuses primarily on transactions in which an entity obtains employee services in exchange for share-based payments. Under SFAS 123(R), a public entity generally is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with such cost recognized over the requisite service period. This new accounting treatment is also required for any share-based payments to our Board of Directors. SFAS 123(R) also requires an entity to provide certain disclosures in order to assist in understanding the nature of share-based payment transactions and the effects of those transactions on the financial statements. We adopted the provisions of SFAS 123(R) in the first quarter of fiscal 2007. Further information regarding the adoption of SFAS 123(R) is provided in Note 14.

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

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158). SFAS 158 amends SFAS No. 87 “Employers’ Accounting for Pensions,” SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other than Pensions” and SFAS 132 “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The amendments retain most of the existing measurement and disclosure guidance and will not change the amounts recognized in our Consolidated Statements of Operations. SFAS 158 requires companies to recognize a net asset or liability with an offset to equity, by which the defined-benefit postretirement obligation is over-funded or under-funded. SFAS 158 requires prospective application. The company adopted the provisions of SFAS 158 as of June 2, 2007, and the adoption of SFAS 158 did not require a restatement of prior periods.

In December 2007, the FASB issued a revised version of SFAS No. 141, “Business Combinations (revised 2007)” (SFAS 141(R)). The FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51” (SFAS 160) at the same time it issued SFAS 141(R). SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements, except as required under FIN 46 (required consolidation with respect to Variable Interest Entities).

The company is required to adopt the provisions of both SFAS 141(R) and SFAS 160 simultaneously at the beginning of fiscal 2010. Earlier adoption is prohibited. The company is currently evaluating the provisions of these pronouncements; however, there will be an immediate impact from SFAS 141(R) as it relates to the announced acquisition of Nemschoff Chairs, LLC. Under SFAS 141(R) we expect to expense acquisition related costs as incurred and contingent consideration associated with the transaction will be capitalized at estimated fair value as of the acquisition date.

In June 2008, the FASB issued Staff Position (“FSP”) Emerging Issue Task Force (“EITF”) Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 (fiscal year 2009 for the company). Upon adoption, a company is required to retrospectively adjust its earnings per share data, including any amounts related to interim periods, summaries of earnings, and selected financial data, to conform to the provisions of FSP EITF 03-6-1. The adoption of FSP EITF 03-6-1 during fiscal 2009 had no financial impact on our consolidated financial statements and only required additional financial statement disclosures.

On December 30, 2008, the FASB issued FSP SFAS No. 132(R)-1, Employer’s Disclosures about Postretirement Benefit Plan Assets (“FSP SFAS No. 132(R)-1”). This FSP amends FASB Statement No. 132 (Revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits (“SFAS No. 132(R)”), to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by FSP SFAS No. 132(R)-1 shall be provided for fiscal years ending after December 15, 2009 (fiscal 2010 for the company). Upon initial application, the provisions of FSP SFAS No. 132(R)-1 are not required for earlier periods that are presented for comparative purposes. Earlier application of the provisions of FSP SFAS No. 132(R)-1 is permitted. Since FSP SFAS No. 132(R)-1 requires only additional disclosures concerning plan assets, adoption of FSP SFAS No. 132(R)-1 is not expected to affect the company’s financial statements.

In April 2009, the FASB released FASB Staff Position FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2). Under FSP FAS 115-2, impairment for debt securities, in certain circumstances, is separated into the credit loss amount recognized in earnings and the amount related to all other factors (non-credit loss) recognized in other comprehensive income, net of applicable taxes. FSP FAS 115-2 is effective for interim and annual periods ending after June 15, 2009, although early adoption is permitted for companies with periods ending after March 15, 2009. The company chose to adopt FSP FAS 115-2 during the fourth quarter of fiscal 2009, which did not have a material impact on the company’s financial statements.

2. Acquisitions and Divestitures

During the fourth quarter of fiscal 2007, Convia, a subsidiary of Herman Miller, Inc. acquired a technology company for $3.5 million in cash. The intellectual property acquired in connection with this transaction is intended to enhance the functionality of Convia’s product offering.

On February 1, 2008, the company completed its acquisition of the stock of Brandrud Furniture, Inc. (Brandrud), an Auburn, Washington based manufacturer of healthcare furnishings. With annual net sales of approximately $20 million at the time of acquisition, Brandrud focuses on seating products for patient rooms, patient treatment areas, and public spaces such as lobbies and waiting areas. The final purchase price related to this transaction included an initial $12 million cash payment, the assumption of $2.1 million of debt and a performance-based contingency payment of $26.6 million cash paid in fiscal 2009 and recognized as goodwill.

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

During the first quarter of fiscal 2009, the company completed the sale of a wholly-owned contract furniture dealership in Texas. The effect of this transaction on the company’s consolidated financial statements was not material.

During the second quarter of fiscal 2009, the company completed the purchase of selected elements of Ruskin Industries, a specialized manufacturer of complex wood chair frames and wood frame components, based in Hickory, North Carolina. The purchase consideration for this transaction was approximately $2.9 million.

Subsequent to May 30, 2009, the company acquired Nemschoff Chairs, LLC (Nemschoff) a Sheboygan, Wisconsin-based manufacturer, with additional manufacturing capabilities in Sioux Center, Iowa. Nemschoff manufactures healthcare furnishings, with an emphasis on seating products for patient rooms, patient treatment areas, and public spaces such as lobbies and waiting areas. Nemschoff also serves the higher education and office markets. Nemschoff, with revenues of greater than $90 million in its most recently completed fiscal year, was acquired for a combination of $32.1 million in cash, which was paid with cash-on-hand and the issuance of 2,041,666 shares of the company’s common stock. Additionally, there are two forms of contingent consideration; one being in the form of a performance-based payment that is in the range of $0 and $25 million and would be earned over the next two years. The other contingent consideration is in the form of a contingent value right (“CVR”) for each share of common stock issued. In the aggregate, the CVRs will be in the range of $0 and $22 million in two years. Each CVR entitles the holder to compensation in the event that the company’s share price is below $24 per share in June, 2011. A floor price of $13.28 has been established that provides a maximum payout of $10.72 per share to payable at the time of maturity. Both the performance-based and CVR payments, if any, may be made in either cash or stock at the company’s discretion.

3. Variable Interest Entities

The company adopted FIN 46(R) at the end of fiscal year 2004. At that time the company qualified as the “primary beneficiary” in certain dealer relationships which required the company to include the financial statements of the qualifying VIEs in its Consolidated Financial Statements. Since that time, triggering events occurred which caused the company to cease the consolidation of these VIE financial statements. At May 30, 2009 and May 31, 2008, the company was not considered the primary beneficiary in any of its independent dealer financing relationships.

4. Inventories

(In millions)	May 30, 2009	May 31, 2008
Finished goods	$20.5	$25.6
Work in process	4.9	13.6
Raw materials	11.9	15.9
Total	$37.3	$55.1

Inventories are valued at the lower of cost or market and include material, labor, and overhead. The inventories of the majority of domestic manufacturing subsidiaries are valued using the last-in, first-out method (LIFO). The inventories of all other subsidiaries are valued using the first-in, first-out method. Inventories valued using LIFO amounted to $13.0 million and $17.2 million as of May 30, 2009 and May 31, 2008, respectively. If all inventories had been valued using the first-in first-out method, inventories would have been $11.5 million and $12.0 million higher than reported at May 30, 2009 and May 31, 2008, respectively.

5. Prepaid Expenses and Other

(In millions)	May 30, 2009	May 31, 2008

Deferred income taxes	$14.8	$17.1
Taxes	16.7	9.7
Other	29.0	31.2
Total	$60.5	$58.0

6. Other Assets

(In millions)	May 30, 2009	May 31, 2008

Notes receivable, less allowance of $0.5 in 2009 and $3.2 in 2008	$—	$—
Other intangibles, net	14.5	18.1
Deferred income taxes	45.0	11.9
Cash surrender value of life insurance	2.1	20.4
Other	6.1	3.1
Total	$67.7	$53.5

7. Accrued Liabilities

(In millions)	May 30, 2009	May 31, 2008

Compensation and employee benefits	$43.9	$92.6
Income taxes	0.6	5.6
Other taxes	11.0	13.4
Unearned revenue	11.2	16.6
Warranty reserves	15.4	14.9
Charitable contributions	0.1	0.5
Pension and post-retirement benefits	1.5	1.6
Restructuring	11.6	0.6
Other	29.9	38.3
Total	$125.2	$184.1

8. Other Liabilities

(In millions)	May 30, 2009	May 31, 2008

Pension benefits	$121.2	$22.4
Post-retirement benefits	12.2	11.9
Other	40.3	39.5
Total	$173.7	$73.8

9. Notes Payable

In December 2007, the company entered into an unsecured revolving credit facility that provides for $250 million of borrowings and which expires December 17, 2012. The agreement has an accordion feature enabling the credit facility to be increased by an additional $100 million, subject to certain conditions. Outstanding borrowings under the agreement bear interest at rates based on the prime, Federal Funds, LIBOR, or negotiated rates as outlined in the agreement. Interest is payable periodically throughout the period a borrowing is outstanding. As of May 30, 2009 the only usage against this facility is related to outstanding standby letters of credit totaling approximately $13.1 million. Usage against the previous facility at May 31, 2008 related to outstanding standby letters of credit and totaled $13.1 million.

Subsequent to May 30, 2009, the company announced that the unsecured revolving credit facility had been renegotiated. The terms of the new agreement provided for $150 million of borrowings, with no accordion feature, and will expire in June 2012.

10. Long-Term Debt

(In millions)	May 30, 2009	May 31, 2008

Series A senior notes, 5.94%, due January 3, 2015	$50.0	$50.0
Series B senior notes, 6.42%, due January 3, 2018	150.0	150.0
Debt securities, 7.125%, due March 15, 2011 (1)	175.0	175.0
Fair value of interest rate swap arrangements	2.4	0.5
Subtotal	377.4	375.5
Less: current portion(1)	(75.0)	—
Total	$302.4	$375.5

(1) Subsequent to May 30, 2009, the company announced and completed a tender offer to repurchase $75 million of the outstanding 7.125% debt securities by means of an auction. The repurchase was completed on July 23, 2009

On January 3, 2008, the company issued $200 million Series A and Series B senior unsecured notes, each having interest payments that are due semi-annually. The $200 million of proceeds from the notes were used for an accelerated share repurchase (ASR) of the company’s common stock. The ASR was completed in the second quarter of fiscal 2009 with the delivery of 2.1 million shares, which, with the delivery of 5.4 million shares in fiscal 2008, brought the total shares repurchased to 7.5 million.

Provisions of the senior notes and the unsecured senior revolving credit facility restrict, without prior consent, the company’s borrowings, capital leases, and the sale of certain assets. In addition, the company has agreed to maintain certain financial performance ratios, which are based on earnings before taxes, interest expense, depreciation and amortization. At May 30, 2009 and May 31, 2008, the company was in compliance with all of these restrictions and performance ratios.

Annual maturities of long-term debt for the five fiscal years subsequent to May 30, 2009, are as follows.

(In millions) 2010 2011 2012 2013 2014 Thereafter	$ 75.0 $ 100.0 $ — $ — $ — $ 200.0

The above amounts exclude the recorded fair value of the company’s interest rate swap arrangements, which had a combined fair value of positive $2.4 million as of May 30, 2009. Additional information regarding interest rate swaps is provided in Note 17.

11. Operating Leases The company leases real property and equipment under agreements that expire on various dates. Certain leases contain renewal provisions and generally require the company to pay utilities, insurance, taxes, and other operating expenses.

Future minimum rental payments required under operating leases that have non-cancelable lease terms as of May 30, 2009, are as follows.

(In millions) 2010 2011 2012 2013 2014 Thereafter	$16.3 $14.0 $10.5 $7.9 $5.3 $7.8

Total rental expense charged to operations was $27.8 million, $25.9 million, and $24.8 million, in fiscal 2009, 2008, and 2007, respectively. Substantially all such rental expense represented the minimum rental payments under operating leases.

12. Employee Benefit Plans

The company maintains plans that provide retirement benefits for substantially all employees. Pension Plans and Post-Retirement Medical and Life Insurance The principal domestic retirement plan is a defined-benefit plan with benefits determined by a cash balance calculation. Benefits under this plan are based upon an employee’s years of service and earnings. The company also offers certain employees retirement benefits under other domestic defined benefit plans, one of which covers employees subject to a collective bargaining arrangement. The company provides healthcare and life insurance benefits to employees who retired from service on or before a qualifying date in 1998 and 2008, respectively. As of the respective qualifying dates, the company discontinued offering post-retirement medical and life insurance benefits to future retirees. Benefits to qualifying retirees under this plan are based on the employee’s years of service and age at the date of retirement.

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

	Pension Benefits				Post-Retirement Benefits
	2009		2008		2009	2008
(In millions)	Domestic	International	Domestic	International
Change in benefit obligation:
Benefit obligation at beginning of year	$267.9	$88.7	$274.5	$77.9	$13.4	$17.3
Service cost	8.4	2.1	8.1	2.3	—	—
Interest cost	18.3	4.6	16.1	4.3	0.8	0.9
Amendments	—	—	1.7	—	—	—
Curtailment cost	(0.2)	—	—	—	—	—
Termination benefits	0.3	0.2	—	—	—	—
Foreign exchange impact	—	(16.9)	—	(0.1)	—	—
Actuarial (gain)/loss	14.0	(11.6)	(15.9)	4.9	0.4	(3.6)
Employee contributions	—	0.4	—	0.5	—	—
Benefits paid	(27.5)	(1.5)	(16.6)	(1.1)	(1.0)	(1.2)
Benefit obligation at end of year	$281.2	$66.0	$267.9	$88.7	$13.6	$13.4

	Pension Benefits				Post-Retirement Benefits
	2009		2008		2009	2008
(In millions)	Domestic	International	Domestic	International
Change in plan assets:
Fair value of plan assets at beginning	$263.2	$70.9	$284.3	$72.8	$—	$—
of year
Actual return on plan assets	(62.1)	(8.8)	(4.9)	(4.9)	—	—
Foreign exchange impact	—	(13.0)	—	—	—	—
Employer contributions	1.7	2.6	0.4	3.6	1.0	1.2
Employee contributions	—	0.4	—	0.5	—	—
Benefits paid	(27.5)	(1.5)	(16.6)	(1.1)	(1.0)	(1.2)
Fair value of plan assets at end of year	175.3	50.6	263.2	70.9	—	—
Under funded status at end of year	$(105.9)	$(15.4)	$(4.7)	$(17.8)	$(13.6)	$(13.4)

The components of the amounts recognized in the Consolidated Balance Sheets are as follows.

	Pension Benefits					Post-Retirement Benefits
	2009			2008		2009	2008
(In millions)	Domestic		International	Domestic	International

Current liabilities	$(0.1)		$—	$(0.1)	$—	$(1.4)	$(1.5)
Non-current liabilities	(105.8)		(15.4)	(4.6)	(17.8)	(12.2)	(11.9)

	$(105.	9)	$(15.4)	$(4.7)	$(17.8)	$(13.6)	$(13.4)

The accumulated benefit obligation for the company’s domestic pension benefit plans totaled $277.8 million and $264.1 million as of the end of fiscal years 2009 and 2008, respectively. For its international plans, these amounts totaled $59.3 million and $81.5 million as of the same dates, respectively.

The components of the amounts recognized in accumulated other comprehensive loss before the effect of income taxes are as follows.

	Pension Benefits				Post-Retirement Benefits
	2009		2008		2009	2008
(In millions)	Domestic	International	Domestic	International

Unrecognized net actuarial loss	$170.6	$22.6	$77.1	$26.3	$4.2	$4.0
Unrecognized prior service cost (credit)	(8.4)	—	(8.9)	—	0.2	0.3
Unrecognized transition amount	—	0.1	—	0.1	—	—

	$162.2	$22.7	$68.2	$26.4	$4.4	$4.3

Components of Net Periodic Benefit Costs and Other Changes Recognized in Other Comprehensive Income The following table is a summary of the annual cost of the company’s pension and post-retirement plans. Net periodic benefit cost

	Pension Benefits			Post-Retirement Benefits
(In millions)	2009	2008	2007	2009	2008	2007
Domestic:
Service cost	$8.4	$8.1	$8.8	$—	$—	$—
Interest cost	18.3	16.1	16.0	0.8	0.9	1.0
Expected return on plan assets	(22.2)	(21.7)	(21.2)	—	—	—
Plan amendment	—	0.9	—	—	—	—
Net amortization	2.5	3.2	2.5	0.2	0.4	0.8
Net periodic benefit cost	$7.0	$6.6	$6.1	$1.0	$1.3	$1.8

International:
Service cost	$2.1	$2.3	$2.2
Interest cost	4.6	4.3	3.7
Expected return on plan assets	(4.6)	(5.1)	(4.3)
Net amortization	1.0	0.6	1.6
Net periodic benefit cost	$3.1	$2.1	$3.2

Total net periodic benefit cost	$10.1	$8.7	$9.3	$1.0	$1.3	$1.8

The net prior service credit and actuarial loss included in accumulated other comprehensive income expected to be recognized in net periodic benefit cost during fiscal 2010 is $(2.2) million ($(1.4) million, net of tax) and $6.7 million ($4.3 million, net of tax), respectively.

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Income) Loss

	Pension Benefits		Post-Retirement Benefits
(In millions)	2009	2008	2009	2008
Domestic:
Prior service cost	$—	$0.8	$—	$—
Net actuarial (gain) loss	98.2	10.8	0.4	(3.6)
One time termination benefits and curtailment costs (1)	(1.8)	—	—	—
Net amortization	(2.5)	(3.2)	(0.2)	(0.4)
Total recognized in other comprehensive (income)loss	93.9	8.4	0.2	(4.0)

Total recognized net pension (income) cost and
other comprehensive (income) loss	$100.9	$15.0	$1.2	$(2.7)

International
Net actuarial loss	$1.9	$14.0
Net amortization	(0.8)	(0.6)
Total recognized in other comprehensive loss	1.1	13.4
Total recognized net pension cost and
other comprehensive loss	$4.2	$15.5

Total:
Total recognized in other comprehensive (income)loss	$95.0	$21.8	$0.2	$(4.0)
Total recognized net pension (income) cost and
Other comprehensive (income) loss	$105.1	$30.5	$1.2	$(2.7)

(1)One time termination benefits and curtailment costs were recognized in fiscal 2009 for the announced shutdown of the company’s IMT facility

Actuarial Assumptions
The weighted-average actuarial assumptions used to determine the benefit obligation amounts as of the end of the fiscal year for the company’s pension plans and post-retirement plans are as follows.

	2009		2008		2007
	U.S.	International	U.S.	International	U.S.	International
(Percentages)
Discount rate	6.75	6.50	6.75	6.25	6.00	5.50
Compensation increase rate	4.50	4.80	4.50	5.00	4.50	4.50

The weighted-average actuarial assumptions used to determine the net periodic benefit cost are established at the end of the previous fiscal year for the subsequent fiscal years as follows.

	2009		2008		2007
	U.S.	International	U.S.	International	U.S.	International
(Percentages)
Discount rate	6.75	6.25	6.00	5.50	6.50	5.00
Compensation increase rate	4.50	5.00	4.50	4.50	4.50	4.25
Expected return on plan assets	8.50	7.30	8.50	7.75	8.50	7.75

In calculating post-retirement benefit obligations, a 7.8 percent annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2009, decreasing gradually to 4.5 percent by 2029 and remaining at that level thereafter. For purposes of calculating post-retirement benefit costs, a 9.3 percent annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2008, decreasing gradually to 5.0 percent by 2014 and remaining at that level thereafter.

Assumed health care cost-trend rates have a significant effect on the amounts reported for retiree health care costs. A one-percentage-point change in the assumed health care cost-trend rates would have the following effects:

(In millions)	1 Percent Increase	1 Percent Decrease
Effect on total fiscal 2009 service and interest cost components	$—	$—
Effect on post-retirement benefit obligation at May 30, 2009	$0.6	$(0.6)

Plan Assets and Investment Strategies
The company’s primary domestic and international plan assets consist mainly of listed common stocks, mutual funds, fixed income obligations and cash. The company’s primary objective for invested pension plan assets is to provide for sufficient long-term growth and liquidity to satisfy all of its benefit obligations over time. Accordingly, the company has developed an investment strategy that it believes maximizes the probability of meeting this overall objective. This strategy includes the development of a target investment allocation by asset category in order to provide guidelines for making investment decisions. This target allocation emphasizes the long-term characteristics of individual asset classes as well as the diversification among multiple asset classes. In developing its strategy, the company considered the need to balance the varying risks associated with each asset class with the long-term nature of its benefit obligations. The company’s strategy places an emphasis on the philosophy that, over the long-term, equities will outperform fixed income investments. Accordingly, the majority of plan assets are managed within various forms of equity investments. However, in the past 12 months we have systematically adopted an approach to de-risk the plan and increase investments in fixed income assets.

The company utilizes independent investment managers to assist with investment decisions within the overall guidelines of the investment strategy.

The asset allocation for the company’s primary pension plans at the end of fiscal 2009 and 2008 and the target allocation by asset category are as follows:

Primary Domestic Plan

	Targeted Asset Allocation Percentage	Actual Percentage of Plan Assets at Year end
Asset Category		2009	2008

Equities	54 - 66	56.2	73.8
Fixed Income	35 - 43	42.2	25.7
Other (1)	0 - 5	1.6	0.5
Total		100.0	100.0

Primary International Plan

	Targeted Asset Allocation Percentage	Actual Percentage of Plan Assets at Year end
Asset Category		2009	2008

Equities	54 - 66	60.9	63.8
Fixed Income	35 - 43	27.4	26.2
Other (1)	0 - 5	11.7	10.0
Total		100.0	100.0

(1)Primarily includes cash and equivalents.

Cash Flows
The company is currently determining what voluntary pension plan contributions, if any, will be made in fiscal 2010. Actual contributions will be dependent upon investment returns, changes in pension obligations, and other economic and regulatory factors.

In August 2006, the Pension Protection Act of 2006 (the “Act”) was signed into law. Beginning in 2008, the Act replaces prevailing statutory minimum funding requirements, and will generally require contributions to the company’s U.S. defined benefit pension plans in amounts necessary to fund the cost of currently-accruing benefits, and to fully-fund any unfunded accrued benefits over a period of seven years. In the long-term, the new law is not expected to materially change aggregate contributions required to be made to the U.S. pension plans, although such contributions may vary on a year to year basis from what otherwise would have been required. The extent of these variations is not expected to have a material impact on the company’s financial position or cash flows.

The following represents a summary of the benefits expected to be paid by the company in future fiscal years. These expected benefits were estimated based on the same actuarial valuation assumptions used to determine benefit obligations at May 30, 2009.

(In millions)	Benefits Pension Domestic	Benefits Pension International	Post-Retirement Benefits
2010	$23.8	$0.7	$1.4
2011	23.8	0.9	1.4
2012	25.2	1.3	1.4
2013	25.4	1.5	1.4
2014	20.3	1.7	1.3
2015-2019	101.4	11.0	6.0

Profit Sharing and 401(k) Plan
Herman Miller, Inc. has a trusteed profit sharing plan that includes substantially all domestic employees. These employees are eligible to begin participating on their date of hire. The plan provides for discretionary contributions, payable in the company’s common stock, of not more than 6.0 percent of employees’ wages based on the company’s financial performance. The cost of the company’s profit sharing contributions charged against operations in fiscal 2009 was negligible and in 2008 and 2007 were $11.0 million and $12.2 million, respectively.

The company has traditionally matched 50 percent of employee contributions to their 401(k) accounts up to 6.0 percent of their pay. However, in the fourth quarter of fiscal 2009, the company announced an indefinite suspension of the 401(k) matching program due to current economic conditions. The company will continue to evaluate its cost structure to determine when and if the current policy will change. The cost of the company’s matching contributions charged against operations was approximately $4.7 million, $6.8 million, and $6.6 million, in fiscal 2009, 2008, and 2007, respectively.

13. Common Stock and Per Share InformationThe following table reconciles the numerators and denominators used in the calculations of basic and diluted EPS for each of the last three fiscal years.

(In millions, except shares)	2009	2008	2007
Numerators:
Numerators for both basic and diluted EPS, net
earnings	$68.0	$152.3	$129.1

Denominators:
Denominators for basic EPS, weighted-average
common shares outstanding	54,138,570	59,109,284	64,318,034
Potentially dilutive shares resulting from stock
plans	396,921	475,632	743,236
Denominator for diluted EPS	54,535,491	59,584,916	65,061,270

Options to purchase 3,029,844 shares, 1,295,762 shares, and 710,516 shares of common stock have not been included in the denominator for the computation of diluted earnings per share for the fiscal years ended May 30, 2009, May 31, 2008, and June 2, 2007, respectively, because they were anti-dilutive.

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

Valuation and Expense Information
In December 2004, the FASB issued a revision of SFAS No. 123, “Share-Based Payment” (SFAS 123(R)), which supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). SFAS 123(R) generally requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on their grant-date fair market value and to recognize this cost over the requisite service period. The company adopted SFAS 123(R) as of the beginning of its 2007 fiscal year, using the modified prospective method. Under this method, compensation expense recognized by the company, includes: (a) compensation cost for all stock-based payments granted prior to, but not yet vested as of June 3, 2006, based on the grant-date fair value estimate in accordance with the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” and (b) compensation cost for all stock-based payments granted subsequent to June 3, 2006, based on the grant-date fair value estimated in accordance with SFAS 123(R). Prior to the adoption of SFAS 123(R), the company accounted for its stock-based compensation plans under the recognition and measurement principles of APB 25 and related Interpretations.

Certain of the company’s equity-based compensation awards contain provisions that allow for continued vesting into retirement. Under SFAS 123(R), a stock-based award is considered fully vested for expense attribution purposes when the employee’s retention of the award is no longer contingent on providing subsequent service.

Pre-tax compensation expense for all types of stock-based programs was $3.2 million, $6.2 million, and $4.9 million for the fiscal years ended May 30, 2009, May 31, 2008, and June 2, 2007, respectively. The company classifies pre-tax stock-based compensation expense primarily within “Operating Expenses” in the Consolidated Statements of Operations. Related expenses charged to “Cost of Sales” are not material. The corresponding income tax benefit recognized for the fiscal years ended May 30, 2009, May 31, 2008, and June 2, 2007, was $1.0 million, $2.1 million, and $1.6 million, respectively.

As of May 30, 2009, total pre-tax stock-based compensation cost not yet recognized related to non-vested awards was approximately $5.2 million. The weighted-average period over which this amount is expected to be recognized is 1.46 years.

The company estimated the fair value of employee stock options on the date of grant using the Black-Scholes model. In determining these values, the following weighted-average assumptions were used for the options granted during the fiscal years indicated.

	2009		2008		2007
Risk-free interest rates (1)	1.96-3.55%		3.13-4.82%		4.33-4.95%
Expected term of options (2)	5.5 year	s	1.6-5.5 ye	ars	1.7-5.0 ye	ars
Expected volatility (3)	33%		28%		28%
Dividend yield (4)	1.4%		1.0%		1.0%
Weighted-average grant-date fair value of stock options:
Granted with exercise prices equal to the
fair market value of the stock on the
date of grant	$ 7.25		$ 9.55		$ 9.38
Granted with exercise prices greater than
the fair market value of the stock on the
date of grant	$ —		$ —		$ 7.48
(1)	Represents the U.S. Treasury yield over the same period as the expected option term.
(2)	Represents the period of time that options granted are expected to be outstanding. Based on analysis of historical option exercise activity, the company has determined that all employee groups exhibit similar exercise and post-vesting termination behavior.
(3)	Amount is determined based on analysis of historical price volatility of the company’s common stock over a period equal to the expected term of the options. The company also utilizes a market-based or “implied volatility” measure, on exchange-traded options in the company’s common stock, as a reference in determining this assumption.
(4)	Represents the company’s estimated cash dividend yield over the expected term of options.

Stock-based compensation expense recognized in the Consolidated Statements of Operations, has been reduced for estimated forfeitures, as it is based on awards ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

Employee Stock Purchase Program
Under the terms of the company’s Employee Stock Purchase Plan, 4 million shares of authorized common stock were reserved for purchase by plan participants at 85.0 percent of the market price. The company recognized pre-tax compensation expense related to employee stock purchases of $0.4 million, $0.5 million, and $0.5 million for the fiscal years ended May 30, 2009, May 31, 2008 and June 2, 2007, respectively.

Stock Option Plans
The company has stock option plans under which options to purchase the company’s stock are granted to employees and non-employee directors and officers at a price not less than the market price of the company’s common stock on the date of grant. Under the current award program, all options become exercisable between one year and three years from date of grant and expire two to ten years from date of grant. The options are subject to graded vesting with the related compensation expense recognized on a straight-line basis over the requisite service period. At May 30, 2009, there were 6.0 million shares available for future options.

The following is a summary of the transactions under the company’s stock option plans.

	Shares Under Option	Weighted-Average Exercise Prices	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Outstanding at June 3, 2006	4,330,708	$25.80	3.88	$20.8
Granted at Market	94,205	$34.87
Granted>Market	385,286	$30.54
Exercised	(1,886,326)	$25.01
Forfeited or Expired	(63,751)	$29.72

Outstanding at June 2, 2007	2,860,122	$27.18	4.82	$26.8
Granted at Market	317,902	$31.35
Exercised	(125,301)	$24.03
Forfeited or Expired	(58,121)	$30.84

Outstanding at May 31, 2008	2,994,602	$27.68	4.36	$1.5
Granted at Market	509,100	$23.07
Exercised	(23,050)	$24.29
Forfeited or Expired	(656,440)	$27.86

Outstanding at May 30, 2009	2,824,212	$26.83	4.86	$0.2
Ending vested + Expected to vest	2,799,946	$26.85	4.83	$0.2
Exercisable at end of period	2,095,761	$27.20	3.52	$—

Pre-tax compensation expense related to these options totaled $2.9 million, $3.0 million, and $2.5 million for fiscal 2009, 2008, and 2007, respectively.

The total pre-tax intrinsic value of options exercised during fiscal 2009, 2008 and 2007 was $0.1 million, $0.9 million, and $19.8 million, respectively. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the company’s closing stock price as of the end of the period presented, which would have been received by the option holders had all option holders exercised in-the-money options as of that date.

The following is a summary of stock options outstanding at May 30, 2009.

	Outstanding Stock Options			Exercisable Stock Options
Range of Exercise Price	Shares	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Exercise Prices	Shares	Weighted-Average Exercise Prices
$12.33-$25.10	1,045,208	3.17	$22.65	950,664	$23.68
$25.13-$30.54	1,202,903	5.63	$27.48	718,983	$28.13
$31.84-$38.13	576,101	6.33	$33.07	426,114	$33.50
	2,824,212	4.86	$26.83	2,095,761	$27.20

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

	2009		2008		2007
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Outstanding, at beginning of year	116,074	$26.59	106,001	$26.00	140,484	$25.12
Granted	4,500	$20.04	12,922	$31.13	5,050	$33.68
Vested	(2,814)	$29.02	(2,849)	$25.21	(39,533)	$23.87
Forfeited or Expired	(900)	$30.06	—	$—	—	$—
Outstanding, at end of year	116,860	$26.25	116,074	$26.59	106,001	$26.00

Pre-tax compensation expense related to these awards totaled $0.7 million for each of the fiscal years ended May 30, 2009, May 31, 2008 and June 2, 2007, respectively. The weighted-average remaining recognition period of the outstanding restricted shares at May 30, 2009, was 0.46 years. The fair value on the dates of vesting for shares that vested during the twelve months ended May 30, 2009, was $0.1 million.

Restricted Stock Units
The company has previously granted restricted stock units to certain key employees. This program provided that the actual number of restricted stock units awarded was tied in part to the company’s annual financial performance for the year on which the grant is based. The awards generally cliff-vest after a five-year service period, with prorated vesting under certain circumstances and continued vesting into retirement. Each restricted stock unit represents one equivalent share of the company’s common stock to be awarded, free of restrictions, after the vesting period. Compensation expense related to these awards is recognized over the requisite service period, which includes any applicable performance period. Dividend equivalent awards are granted quarterly. The following is a summary of restricted stock unit transactions for the fiscal years indicated.

	2009			2008			2007
	Share Units	Aggregate Intrinsic Value in Millions	Weighted-Average Remaining Contractual Term (Years)	Share Units	Aggregate Intrinsic Value in Millions	Weighted-Average Remaining Contractual Term (Years)	Share Units	Aggregate Intrinsic Value in Millions	Weighted-Average Remaining Contractual Term (Years)
Outstanding, at
beginning of year	168,374	$4.1	2.69	177,474	$6.5	3.68	80,062	$2.4	4.07
Granted	3,438			2,195			109,318
Forfeited	(9,927)			(8,404)			(10,379)
Released	(14,074)			(2,891)			(1,527)
Outstanding, at end
of year	147,811	$2.0	1.69	168,374	$4.1	2.69	177,474	$6.5	3.68
Ending vested + expected to vest	134,402	$1.9	1.69	143,554	$3.6	2.69	154,808	$5.7	3.68

Pre-tax compensation expense related to restricted stock units totaled $0.6 million, $0.6 million, and $1.1 million for fiscal 2009, 2008 and 2007, respectively.

Performance Share Units
The company grants performance share units to certain key employees. No performance share units were granted prior to fiscal 2008. The number of units initially awarded is based on the value of a portion of the participant’s long-term incentive compensation, divided by the fair value of the company’s common stock on the date of grant. Each unit represents one equivalent share of the company’s common stock. The number of common shares ultimately issued in connection with these performance share units is determined based on the company’s financial performance over the related three-year service period. Compensation expense is determined based on the grant-date fair value and the number of common shares projected to be issued, and is recognized over the requisite service period. The following is a summary of performance share unit transactions for the fiscal years indicated.

	2009			2008
	Share Units	Aggregate Intrinsic Value in Millions	Weighted-Average Remaining Contractual Term (Years)	Share Units	Aggregate Intrinsic Value in Millions	Weighted-Average Remaining Contractual Term (Years)
Outstanding, at
beginning of year	93,023	$2.3	2.15	—	$—	—
Granted	101,426			95,530
Forfeited	(11,472)			(2,507)
Outstanding, at end
of year	182,977	$—	1.65	93,023	$2.3	2.15
Ending vested +
expected to vest	—	$—	1.65	85,434	$2.1	2.15

Pre-tax compensation expense (income) related to performance stock units totaled $(1.4) million and $1.4 million for fiscal 2009 and 2008, respectively. The recognition of income during fiscal 2009 was driven by the reversal of expense for 2007 performance stock awards based on the company’s recent financial performance, due to these awards no longer being considered probable of being earned.

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

The Herman Miller, Inc. Executive Equalization Retirement Plan is a supplemental deferred compensation plan and was made available for salary deferrals and company contributions beginning in January 2008. The plan is available to a select group of management or highly compensated employees who are selected for participation by the Executive Compensation Committee of the Board of Directors. The plan allows participants to defer up to 50 percent of their base salary and 100 percent of their incentive cash bonus. Company contributions to the plan “mirror” the amounts the company would have contributed to the various qualified retirement plans had the employee’s compensation not been above the IRS statutory ceiling ($230,000 in 2008). Herman Miller does not guarantee a rate of return for these funds. Instead, participants make investment elections for their deferrals and company contributions. Investment options are the same as those available under the Herman Miller Profit Sharing and 401(k) Plan except for company stock which is not an investment option under this plan.

In accordance with the terms of the Executive Equalization Plan, the salary and bonus deferrals and company contributions have been placed in a Rabbi trust. The assets in the Rabbi trust remain subject to the claims of creditors of the company and are not the property of the participant and are, therefore, included as an asset on the company’s balance sheet.

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

	2009	2008	2007
Options	94,544	21,746	9,494
Shares of common stock	30,004	16,086	5,637
Shares through the deferred compensation program	—	4,334	6,529

15. Income Taxes

The components of earnings before income taxes and minority interest are as follows.

(In millions)	2009	2008	2007
Domestic	$78.4	$176.1	$149.9
Foreign	20.5	54.3	37.1
Total	$98.9	$230.4	$187.0

The provision (benefit) for income taxes consists of the following.

(In millions)	2009	2008	2007
Current: Domestic - Federal	$18.7	$62.7	$38.7
Domestic - State	1.7	5.0	3.7
Foreign	7.5	21.1	12.3
Subtotal	27.9	88.8	54.7
Deferred: Domestic - Federal	3.6	(7.6)	1.6
Domestic - State	(0.3)	(0.3)	0.9
Foreign	(0.2)	(2.7)	0.7
Subtotal	3.1	(10.6)	3.2
Total income tax provision	$31.0	$78.2	$57.9

The following table represents a reconciliation of income taxes at the United States statutory rate with the effective tax rate as follows.

(In millions)	2009	2008	2007
Income taxes computed at the United States
Statutory rate of 35%	$34.6	$80.7	$65.5

Increase (decrease) in taxes resulting from:
Manufacturing deduction under the American Jobs
Creation Act of 2004	(1.4)	(3.4)	(1.2)
Other, net	(2.2)	0.9	(6.4)
Income tax expense	$31.0	$78.2	$57.9
Effective tax rate	31.4%	33.9%	31.0%

In fiscal 2007, the company was granted a tax holiday from the Ningbo Economic and Technological Development Commission in China. This agreement provides, starting with the first year of cumulative profits, for the company to be taxed at reduced rate for five years. The company’s Ningbo, China operations started the first year of the tax holiday as of January 1, 2008.

The tax effects and types of temporary differences that give rise to significant components of the deferred tax assets and liabilities at May 30, 2009 and May 31, 2008, are as follows.

(In millions)	2009	2008
Deferred tax assets:
Compensation-related accruals	$7.8	$9.9
Accrued pension and post-retirement benefit obligations	52.4	15.0
Accrued health claims	1.6	1.9
Reserves for inventory	1.7	2.3
Reserves for uncollectible accounts and notes receivable	2.3	2.6
Warranty	5.0	4.6
State and local tax net operating loss carryforwards	3.8	3.7
Federal net operating loss carryforward	0.4	0.6
Non-Qualified Stock Options	2.8	2.1
State credits	1.8	1.8
Foreign tax net operating loss carryforwards	5.4	5.2
Foreign tax credits	0.2	3.5
Other	6.5	7.8
Subtotal	91.7	61.0
Valuation allowance	(9.2)	(8.8)
Total	$82.5	$52.2

Deferred tax liabilities:
Book basis in property in excess of tax basis	$(16.7)	$(15.8)
Prepaid employee benefits	(5.2)	(5.9)
Other	(0.8)	(1.5)
Total	$(22.7)	$(23.2)

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

At May 30, 2009, the company had state and local tax NOL carryforwards of $59.4 million, the tax benefit of which is $3.8 million, which have various expiration periods from one to twenty years. The company also had state credits with a tax benefit of $1.8 million that expire in one to six years. For financial statement purposes, the NOL carryforwards and state tax credits have been recognized as deferred tax assets, subject to a valuation allowance of $4.2 million.

At May 30, 2009, the company had a federal NOL carryforward of $1.0 million, the tax benefit of which is $0.4 million, which expires in 17 years. For financial statement purposes, the NOL carryforward has been recognized as a deferred tax asset, subject to a valuation allowance of $0.4 million.

At May 30, 2009, the company had foreign net operating loss carryforwards of $19.0 million, the tax benefit of which is $5.4 million, which have expiration periods from two years to unlimited in term. The company also had foreign tax credits with a tax benefit of $0.2 million that expire in seven to ten years. For financial statement purposes, NOL carryforwards and foreign tax credits have been recognized as deferred tax assets, subject to a valuation allowance of $4.6 million.

The company has not provided for United States income taxes on undistributed earnings of foreign subsidiaries totaling approximately $72.0 million. Recording deferred income taxes on these undistributed earnings is not required, because these earnings have been deemed to be permanently reinvested. These amounts would be subject to possible U.S. taxation only if remitted as dividends. The determination of the hypothetical amount of unrecognized deferred U.S. taxes on undistributed earnings of foreign entities is not practicable.

The company adopted the provisions of FIN 48 on June 3, 2007. As a result of the adoption of FIN 48, the company recorded an increase in liabilities for income tax accruals associated with tax benefits claimed on tax returns but not recognized for financial statements purposes (“unrecognized tax benefits”). The components of the company’s unrecognized tax benefits are as follows:

(In millions)
Balance at May 31, 2008	$7.2

Increases related to current year income tax positions	1.1
Increases related to prior year income tax positions	0.9
Decreases related to prior year income tax positions	(1.2)
Decreases related to lapse of applicable statue of limitations	(0.3)

Balance at May 30, 2009	$7.7

The company’s effective tax rate would have been affected by the $7.7 million of unrecognized tax benefits had this amount been recognized as a reduction to income tax expense.

The company recognizes interest and penalties related to unrecognized tax benefits through income tax expense in its statement of operations. Interest and penalties recognized in the company’s Consolidated Statements of Operations for the years ended May 30, 2009 and May 31, 2008 were $0.1 and $0.2, respectively. As of May 30, 2009 and May 31, 2008, the company’s recorded liability for interest and penalties related to unrecognized tax benefits totaled $1.0 million and $0.9 million, respectively.

The company is subject to periodic audits by domestic and foreign tax authorities. Currently, the company is undergoing routine periodic audits in both domestic and foreign tax jurisdictions. It is reasonably possible that the amounts of unrecognized tax benefits could change in the next 12 months as a result of new positions that may be taken on income tax returns, settlement of tax positions and the closing of statutes of limitation. It is not expected that any of the changes will be material to the company’s Consolidated Statement of Operations.

For the majority of tax jurisdictions, the company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for fiscal years before 2005.

Subsequent to May 30, 2009, the company closed an audit with the Internal Revenue Service covering fiscal years 2005 through 2008.

16. Fair Value of Financial Instruments

The carrying amount of the company’s financial instruments included in current assets and current liabilities approximates fair value due to their short-term nature. As of May 30, 2009 and May 31, 2008, the company estimates that the fair value of notes receivable approximates the related carrying values. The company intends to hold these notes to maturity and has recorded allowances to reflect the expected net realizable value. As of May 30, 2009, the carrying value of the company’s long-term debt, including both current maturities and the fair value of the company’s interest rate swap arrangements, was $377.4 million with a corresponding fair market value of $365.6 million. At May 31, 2008, the carrying value and fair market value was $375.5 million and $370.1 million, respectively.

17. Financial Instruments with Off-Balance Sheet Risk

The company has periodically utilized financial instruments to manage its foreign currency volatility at the transactional level as well as its exposure to interest rate fluctuations.

Foreign Currency Contracts
In the normal course of business, the company enters into contracts denominated in foreign currencies. The principal foreign currencies in which the company conducts its business are the British pound sterling, euro, Canadian dollar, Japanese yen, Mexican peso, and Chinese renminbi. As of May 30, 2009, the company had outstanding, nine forward currency instruments designed to offset either net asset or net liability exposure that is denominated in non-functional currencies. Three forward contracts were placed in order to offset 4.8 million euro-denominated net asset exposure that is denominated in a non-functional currency and two forward contracts were placed in order to offset 2.9 million U.S. dollar-denominated net asset exposure that is denominated in a non-functional currency. Two forward contracts were placed to offset a 4.0 million U.S. dollar-denominated net liability exposure in China and Brazil and two forward contracts were placed to offset a 3.9 million British pound sterling-denominated net liability exposure in Japan and the United Kingdom. As of May 31, 2008, the company had outstanding, five forward currency instruments designed to offset either net asset or net liability exposure that is denominated in non-functional currencies. Three forward contracts were placed in order to offset 4.0 million euro-denominated net asset exposure that is denominated in a non-functional currency. Two forward contracts were placed to offset a 6.0 million U.S. dollar-denominated net liability exposure in China. At both May 30, 2009 and May 31, 2008 the fair value of the forward currency instruments was $0.1 million.

Interest Rate Swaps
In November 2003, the company entered into two fixed-to-floating interest rate swap agreements. The first which expires March 15, 2011, effectively converts $50.0 million of fixed-rate debt securities to a floating-rate basis. The fair value of this swap instrument, which is based upon expected LIBOR rates over the remaining term of the instrument, was approximately $2.4 million at May 30, 2009, and is reflected as an addition to long-term debt and an offsetting addition to non-current assets in the Consolidated Balance Sheets. As of May 31, 2008, the fair value of approximately $0.5 million was reflected as an addition to long-term debt and an offsetting addition to non-current assets. The floating interest rate for this agreement is based on the six-month LIBOR, set in-arrears at the end of each semi-annual period, and is estimated to be approximately 3.5 percent and 5.6 percent at May 30, 2009, and May 31, 2008, respectively. The next scheduled interest rate reset date is in September 2009. The second agreement expired March 5, 2008.

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

These swap arrangements effectively reduced interest expense by $1.2 million in fiscal 2009 and $0.4 million in fiscal 2008, and increased interest expense by $0.6 million in fiscal 2007.

18. Supplemental Disclosures of Cash Flow Information

        The following table presents the adjustments to reconcile net earnings to net cash provided by operating activities.

(In millions)	2009	2008	2007

Depreciation	$39.5	$41.1	$39.7
Amortization	2.2	2.1	1.5
Provision for losses on accounts receivable and notes
receivable	2.3	3.8	(0.6)
Provision for losses on financial guarantees	(0.1)	(0.1)	(0.2)
Minority interest	(0.1)	(0.1)	—
Loss on sales of property and equipment	0.5	1.1	1.5
Gain on disposal of owned dealers	(0.8)	(0.9)	—
Deferred taxes	3.1	(10.6)	3.2
Pension and other post-retirement benefits	5.2	5.5	3.9
Stock-based compensation	3.3	6.2	4.9
Excess tax benefits from stock-based compensation	0.3	(0.1)	(6.7)
Other liabilities	2.2	1.9	0.3
Other	0.5	(0.4)	(1.9)
Changes in current assets and liabilities:
Decrease (increase) in assets:
Accounts receivable	53.5	(21.3)	(14.8)
Inventories	15.3	2.6	(9.0)
Prepaid expenses and other	(4.8)	(2.6)	(6.3)
Increase (decrease) in liabilities:
Accounts payable	(37.8)	6.1	(1.8)
Accrued liabilities	(60.6)	27.0	(5.1)
Total changes in current assets and liabilities	(34.4)	11.8	(37.0)
Total adjustments	$23.7	$61.3	$8.6

Cash payments for interest and income taxes were as follows.

(In millions)	2009	2008	2007

Interest paid	$24.1	$13.1	$13.5
Income taxes paid, net of cash received	$70.4	$75.7	$57.6

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

(In millions)	2009	2008
Accrual balance, beginning	$14.9	$14.6
Accrual for warranty matters	13.8	15.2
Settlements and adjustments	(13.3)	(14.9)
Accrual balance, ending	$15.4	$14.9

Other Guarantees
The company has entered into a separate agreement to guarantee the debt of an independent contract furniture dealership in fiscal 2009. In accordance with the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others” (FIN 45), the company initially recorded an expense equal to the estimated fair values of this guarantee. The maximum financial exposure assumed by the company as a result of these arrangement(s) totaled $0.1 million and $0.4 million as of May 30, 2009 and May 31, 2008, respectively. Guarantees of $0.1 million and $0.3 million are reflected under the caption “Other Liabilities” in the Consolidated Balance Sheets as of May 30, 2009 and May 31, 2008, respectively.

The company is periodically required to provide performance bonds in order to conduct business with certain customers. These arrangements are common and generally have terms ranging between one and three years. The bonds are required to provide assurances to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The performance bonds are provided by various bonding agencies and the company is ultimately liable for claims that may occur against them. As of May 30, 2009, the company had a maximum financial exposure related to performance bonds of approximately $11.6 million. The company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company’s financial statements. Accordingly, no liability has been recorded as of May 30, 2009 and May 31, 2008.

The company periodically enters into agreements in the normal course of business, which may include indemnification clauses regarding patent/trademark infringement and service losses. Service losses represent all direct or consequential loss, liability, damages, costs and expenses incurred by the customer or others resulting from services rendered by the company, the dealer, or certain sub-contractors due to a proven negligent act. The company has no history of claims, nor is it aware of circumstances that would require it to perform under these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company’s financial statements. Accordingly, no liability has been recorded as of May 30, 2009 and May 31, 2008.

The company has entered into standby letter of credit arrangements for the purpose of protecting various insurance companies against default on the payment of certain premiums and claims. A majority of these arrangements are related to the company’s wholly-owned captive insurance company. As of May 30, 2009, the company had a maximum financial exposure from these insurance-related standby letters of credit of approximately $13.1 million. The company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company’s financial statements. Accordingly, no liability has been recorded as of May 30, 2009 and May 31, 2008.

Contingencies
The company leases a facility in the United Kingdom under an agreement that expires in June 2011. Under the terms of the lease, the company is required to perform the maintenance and repairs necessary to address the general dilapidation of the facility over the lease term. The ultimate cost of this provision to the company is dependent on a number of factors including, but not limited to, the future use of the facility by the lessor and whether the company chooses and is permitted to renew the lease term. The company has estimated the cost of these maintenance and repairs to be between $0 and $3 million, depending on the outcome of future plans and negotiations. Based on existing circumstances, it is estimated that these costs will most likely approximate $1.0 million, as of May 30, 2009, and was estimated to be $1.0 million as of May 31, 2008. As a result, these amounts have been recorded as a liability reflected under the caption “Other Liabilities” in the Consolidated Balance Sheets.

The company has a lease obligation in the United Kingdom until May 2014 for a facility that it previously exited. The company believes it will be able to assign or sublet the lease for the majority of the remaining lease term to another tenant at current market rates. However, current market rates for comparable office space are lower than the rental payments owed under the lease agreement. As such, the company would remain liable to pay the difference. As a result, the estimated liability of $1.6 million and $2.0 million is reflected under the caption “Other Liabilities” in the Condensed Consolidated Balance Sheets at May 30, 2009 and May 31, 2008, respectively.

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

The company also reports an “Other” category consisting primarily of its North American Home and start-up businesses and certain unallocated corporate expenses. North American Home includes the operations associated with the design, manufacture and sale of furniture products for residential settings in the United States, Canada, and Mexico. The start-up businesses are discrete operations, such as Convia, Inc., or activities aimed at developing innovative products to serve current and new markets.

The performance of the operating segments is evaluated by the company’s management using various financial measures. The following is a summary of certain key financial measures for the respective fiscal years indicated.

(In millions)	2009	2008	2007
Net Sales:
North American Furniture Solutions	$1,349.4	$1,636.3	$1,563.6
Non-North American Furniture Solutions	238.4	323.5	278.5
Other	42.2	52.3	76.8
Total	$1,630.0	$2,012.1	$1,918.9
Depreciation and Amortization:
North American Furniture Solutions	$35.7	$36.5	$35.7
Non-North American Furniture Solutions	4.4	4.6	4.4
Other	1.6	2.1	1.1
Total	$41.7	$43.2	$41.2
Operating Earnings:
North American Furniture Solutions	$133.0	$195.9	$161.7
Non-North American Furniture Solutions	15.1	47.3	28.9
Other	(25.3)	3.4	7.5
Total	$122.8	$246.6	$198.1
Capital Expenditures:
North American Furniture Solutions	$22.3	$33.2	$34.1
Non-North American Furniture Solutions	2.8	5.7	4.8
Other	0.2	1.6	2.4
Total	$25.3	$40.5	$41.3
Total Assets:
North American Furniture Solutions	$628.7	$594.9	$507.0
Non-North American Furniture Solutions	110.7	159.2	133.1
Other	27.9	29.1	26.1
Total	$767.3	$783.2	$666.2

The accounting policies of the reportable operating segments are the same as those of the company, which are disclosed in further detail within Note 1. Additionally, the company employs a methodology for allocating corporate costs and assets to the operating segments. The underlying objective of this methodology is to allocate corporate costs according to the relative “usage” of the underlying resources and to allocate corporate assets according to the relative expected benefit. The company has determined that allocation based on relative net sales is most appropriate for all expenses. The majority of corporate costs are allocated to the operating segments; however, certain costs that are generally considered the result of isolated business decisions are not subject to allocation and are evaluated separately from the rest of the regular ongoing business operations. The restructuring charges of $28.4 million in fiscal 2009 and $5.1 million in fiscal 2008 and discussed in Note 21 were allocated to the “Other” category.

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

(In millions)	2009	2008	2007
Net Sales:
Systems	$511.6	$579.7	$565.2
Seating	361.1	489.1	481.7
Freestanding and Storage	260.3	295.9	288.0
International (1)	365.7	481.0	408.9
Other (2)	131.3	166.4	175.1
Total	$1,630.0	$2,012.1	$1,918.9

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

(In millions)	2009	2008	2007
Net Sales:
United States	$1,233.6	$1,531.1	$1,510.0
International	396.4	481.0	408.9
Total	$1,630.0	$2,012.1	$1,918.9

Long-lived assets:
United States	$162.4	$189.3	$194.2
International	24.9	30.6	28.5
Total	$187.3	$219.9	$222.7

It is estimated that no single dealer accounted for more than 4.0 percent of the company’s net sales in the fiscal year ended May 30, 2009. It is also estimated that the largest single end-user customer, the U.S. federal government, accounted for $167.2 million or approximately 10 percent of the company’s fiscal 2009 net sales. The 10 largest customers accounted for approximately 21 percent of net sales.

Approximately 7 percent of the company’s employees are covered by collective bargaining agreements, most of whom are employees of its Integrated Metal Technology, Inc., and Herman Miller Limited (U.K.) subsidiaries.

21. Restructuring Charges

2008 Action
During the second quarter of fiscal 2008, the company executed a restructuring plan (“the 2008 Plan”) that reduced operating expenses in order to improve operating performance, profitability and further enhance productivity and efficiencies. The 2008 Plan eliminated approximately 150 full-time positions, primarily in West Michigan. In connection with the 2008 Plan, the company recorded $5.2 million of pre-tax charges and $(0.1) million of adjustments for employee severance and outplacement costs. These charges were reflected separately as restructuring expenses in the Consolidated Statements of Operations.

The following is a summary of changes in restructuring accruals during fiscal 2008.

(In millions)	Severance and Outplacement Costs
Balance as of June 2, 2007	$—
Restructuring expenses	5.2
Adjustments	(0.1)
Cash payments	(4.5)
Balance as of May 31, 2008	$0.6
Cash payments	(0.6)
Balance as of May 30, 2009	$—

2009 Action
During the third quarter of fiscal 2009, the company executed a restructuring plan (“the 2009 Plan”) that reduced operating expenses in order to improve operating performance, profitability and further enhance productivity and efficiencies. The 2009 Plan eliminated approximately 1,400 salaried, hourly and temporary positions, primarily in the North American Furniture Solutions segment. A number of these employees were offered one-time termination benefits, including severance and outplacement services. Additionally, the company consolidated facilities and exited leased buildings. In connection with these actions, the company recognized $28.4 million of pre-tax charges.

In May 2009, the company announced a plan to consolidate manufacturing operations with the closure of its Integrated Metal Technologies (IMT) subsidiary in Spring Lake, Michigan. Under this plan, the company will retain existing production capacity and will enhance operational efficiency, with the majority of work and equipment moving to other newer, larger facilities in the area. Relocation is targeted to begin in August 2009, with the work completed and final closure targeted for spring 2010. The anticipated one-time cost for this action is $9 million to $12 million with approximately $2 million of these costs having been recognized in fiscal 2009. It is anticipated that the remainder of these costs will be incurred in fiscal 2010 and will be paid for with cash generated from operations.

The following is a summary of changes in restructuring accruals during fiscal 2009.

(In millions)	Total Plan Costs	Severance and Outplacement Costs	Leased Building Exit Costs
Balance as of May 31, 2008	$—	$—	$—
Restructuring expenses	28.4	25.0	3.4
Cash payments	(16.8)	(16.0)	(0.8)
Balance as of May 30, 2009	$11.6	$9.0	$2.6

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of May 30, 2009, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes the company’s internal control over financial reporting was effective as of May 30, 2009.

Ernst & Young LLP has issued an attestation report on the effectiveness of our internal control over financial reporting, which appears on page 82.

/s/ Brian C. Walker
Brian C. Walker
Chief Executive Officer

/s/ Gregory J. Bylsma
Gregory J. Bylsma
Chief Financial Officer

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Board of Directors and Shareholders of Herman Miller, Inc.

We have audited Herman Miller Inc.‘s internal control over financial reporting as of May 30, 2009, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Herman Miller. Inc.‘s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Herman Miller, Inc. maintained, in all material respects, effective internal control over financial reporting as of May 30, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the fiscal 2009 consolidated financial statements of Herman Miller, Inc., and our report dated July 20, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Grand Rapids, Michigan
July 20, 2009

Report of Independent Registered Public Accounting Firm on Financial Statements

To the Board of Directors and Shareholders of Herman Miller, Inc.

We have audited the accompanying consolidated balance sheets of Herman Miller, Inc. and subsidiaries as of May 30, 2009 and May 31, 2008, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three fiscal years in the period ended May 30, 2009. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Herman Miller, Inc. and subsidiaries at May 30, 2009 and May 31, 2008, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended May 30, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 15 to the consolidated financial statements, in fiscal 2008, the company changed its method of accounting for unrecognized tax benefits as a result of the required adoption of Financial Accounting Standards Board Interpretation No. 48.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Herman Miller, Inc.‘s internal control over financial reporting as of May 30, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 20, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Grand Rapids, Michigan
July 20, 2009

Item 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

As defined in Item 304 of Regulation S-K, there have been no changes in, or disagreements with, accountants during the 24-month period ended May 30, 2009.

Item 9A CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of management, the company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 30, 2009, and have concluded that as of that date, the company’s disclosure controls and procedures were effective.
(b)	Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of the Independent Registered Public Accounting Firm. Refer to Item 8 for “Management’s Report on Internal Control Over Financial Reporting.”
(c)	Changes in Internal Control Over Financial Reporting. There were no changes in the company’s internal control over financial reporting during the fourth quarter ended May 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B OTHER INFORMATION - None

PART III

Item 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers, Promoters and Control Persons

Information relating to directors and director nominees of the registrant is contained under the caption “Director and Executive Officer Information” in the company’s definitive Proxy Statement, relating to the company’s 2009 Annual Meeting of Shareholders, and the information within that section is incorporated by reference. Information relating to Executive Officers of the company is included in Part I hereof entitled “Executive Officers of the Registrant.”

Compliance with Section 16(a) of the Exchange Act

Information relating to compliance with Section 16(a) of the Exchange Act is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the company’s definitive Proxy Statement, relating to the company’s 2009 Annual Meeting of Shareholders, and the information within that section is incorporated by reference.

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

Corporate Governance
Information relating to the identification of the audit committee, audit committee financial expert, and director nomination procedures of the registrant is contained under the captions “Board Committees” and “Corporate Governance and Board Matters – Director Nominations” in the company’s definitive Proxy Statement, relating to the company’s 2009 Annual Meeting of Shareholders, and the information within these sections is incorporated by reference.

Item 11 EXECUTIVE COMPENSATION

Information relating to management remuneration is contained under the captions “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination, Death, Disability, Retirement or Change in Control,” “Director Compensation,” “Director Compensation Table,” and “Compensation Committee Interlocks and Insider Participation” in the company’s definitive Proxy Statement, relating to the company’s 2009 Annual Meeting of Shareholders, and the information within these sections is incorporated by reference. The information under the caption “Compensation Committee Report” is incorporated by reference, however, such information is not deemed filed with the Commission.

Item 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections entitled “Voting Securities and Principal Shareholders,” “Director and Executive Officer Information,” and “Equity Compensation Plan Information” in the definitive Proxy Statement, relating to the company’s 2009 Annual Meeting of Shareholders, and the information within these sections is incorporated by reference.

Item 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions contained under the captions “Related Person Transactions,” and “Corporate Governance and Board Matters – Determination of Independence of Board Members” in the definitive Proxy Statement, relating to the company’s 2009 Annual Meeting of Shareholders and the information within these sections is incorporated by reference.

Item 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning the payments to our principal accountants and the services provided by our principal accounting firm set forth under the caption “Disclosure of Fees Paid to Independent Auditors” in the Definitive Proxy Statement, relating to the company’s 2009 Annual Meeting of Shareholders, and the information within that section is incorporated by reference.

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

The following financial statement schedule and related Report of Independent Public Accountants on the Financial Statement Schedule are included in this Form 10-K on the pages noted:

		Page Number in this Form 10-K
Report of Independent Registered Public Accounting Firm on
Financial Statement Schedule		89

Schedule II-	Valuation and Qualifying Accounts and Reserves for the Years Ended May 30, 2009, May 31, 2008, and June 2, 2007	90

All other schedules required by Form 10-K Annual Report have been omitted because they were not applicable, included in the Notes to the Consolidated Financial Statements, or otherwise not required under instructions contained in Regulation S-X.

3.	Exhibits

Reference is made to the Exhibit Index which is included on pages 91-94.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERMAN MILLER, INC.
/s/ Brian C. Walker		and	/s/ Gregory J. Bylsma
By	Brian C. Walker (President and Chief Executive Officer)		Gregory J. Bylsma (Chief Financial Officer)

Date: July 28, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on, July 28, 2009 by the following persons on behalf of the Registrant in the capacities indicated. Each Director of the Registrant, whose signature appears below, hereby appoints Brian C. Walker as his attorney-in-fact, to sign in his or her name and on his or her behalf, as a Director of the Registrant, and to file with the Commission any and all amendments to this Report on Form 10-K.

/s/ Michael A. Volkema	/s/ Lord Griffiths of Fforestfach
Michael A. Volkema (Chairman of the Board)	Lord Griffiths of Fforestfach (Director)

/s/ David O. Ulrich	/s/ Mary Vermeer Andringa
David O. Ulrich (Director)	Mary Vermeer Andringa (Director)

/s/ Dorothy A. Terrell	/s/ James R. Kackley
Dorothy A. Terrell (Director)	James R. Kackley (Director)

/s/ C. William Pollard	/s/ John R. Hoke III
C. William Pollard (Director)	John R. Hoke III (Director)

/s/ Douglas D. French	/s/ Paget L. Alves
Douglas D. French (Director)	Paget L. Alves (Director)

/s/ J. Barry Griswell	/s/ Brian C. Walker
J. Barry Griswell (Director)	Brian C. Walker (President, Chief Executive Officer, and Director)

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Board of Directors and Shareholders of Herman Miller, Inc.

We have audited the consolidated financial statements of Herman Miller, Inc. and subsidiaries as of May 30, 2009 and May 31, 2008, and for each of the three fiscal years in the period ended May 30, 2009, and have issued our report thereon dated July 20, 2009 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of the company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Grand Rapids, Michigan
July 20, 2009

	SCHEDULE II___VALUATION AND QUALIFYING ACCOUNTS (In millions)
Column A	Column B	Column C		Column D	Column E
Description	Balance at beginning of period	Charges to expenses or net sales	Acquired Reserves	Deductions (3)	Balance at end of of period
Year ended May 30, 2009:
Accounts receivable allowances - uncollectible accounts(1)	$5.0	$3.6	$—	$(1.7)	$6.9

Accounts Receivable allowances - credit memo(2)	$0.6	$2.8	$—	$(3.0)	$0.4

Allowance for possible losses on notes receivable	$3.2	$(1.5)	$—	$(1.2)	$0.5

Valuation allowance for deferred tax asset	$8.8	$0.9	$—	$(0.5)	$9.2

Year ended May 31, 2008:
Accounts receivable allowances - uncollectible accounts(1)	$4.3	$2.6	$—	$(1.9)	$5.0

Accounts receivable allowances - credit memo (2)	$0.6	$8.2	$—	$(8.2)	$0.6

Allowance for possible losses on notes receivable	$1.9	$1.1	$—	$0.2	$3.2

Valuation allowance for deferred tax asset	$9.2	$(0.4)	$—	$—	$8.8

Year ended June 2, 2007:
Accounts receivable allowances - uncollectible accounts(1)	$4.5	$0.1	$—	$(0.3)	$4.3

Accounts Receivable allowances - credit memo(2)	$0.5	$8.3	$—	$(8.2)	$0.6

Allowance for possible losses on notes receivable	$2.6	$(0.7)	$—	$—	$1.9

Valuation allowance for deferred tax asset	$13.6	$(4.4)	$—	$—	$9.2

(1)Activity under the “Charges to expense or net sales” column are recorded within selling, general and administrative expenses.
(2)Activity under the “Charges to expenses or net sales” column are recorded within net sales.
(3)Represents amounts written off, net of recoveries and other adjustments. Includes effects of foreign translation.

EXHIBIT INDEX

(3)	Articles of Incorporation and Bylaws

(a)	Articles of Incorporation are incorporated by reference from Exhibit 3(a) and 3(b) of the Registrant’s 1986 Form 10-K Annual Report.

(b)	Certificate of Amendment to the Articles of Incorporation, dated October 15, 1987, is incorporated by reference from Exhibit 3(b) of the Registrant’s 1988 Form 10-K Annual Report.

(c)	Certificate of Amendment to the Articles of Incorporation, dated May 10, 1988, is incorporated by reference from Exhibit 3(c) of the Registrant’s 1988 Form 10-K Annual Report.

(d)	Amended and Restated Bylaws, dated July 21, 2008, are incorporated by reference from Exhibit 99.3 of the Registrant’s Form 8-K filed July 24, 2008.

(4)	Instruments Defining the Rights of Security Holders

(a)	Specimen copy of Herman Miller, Inc., common stock is incorporated by reference from Exhibit 4(a) of Registrant’s 1981 Form 10-K Annual Report.

(b)	First Amendment to the Note Purchase Agreement dated February 11, 1999, is incorporated by reference from Exhibit 4(c) of the Registrant’s 1999 Form 10-K Annual Report.

(c)	Second Amendment to the Note Purchase Agreement dated May 15, 2002, is incorporated by reference from Exhibit 4(d) of the Registrant’s 2003 Form 10-K Annual Report.

(d)	Other instruments which define the rights of holders of long-term debt individually represent debt of less than 10% of total assets. In accordance with item 601(b)(4)(iii)(A) of regulation S-K, the Registrant agrees to furnish to the Commission copies of such agreements upon request.

(f)	Dividend Reinvestment Plan for Shareholders of Herman Miller, Inc., dated January 6, 1997, is incorporated by reference from Exhibit 4(d) of the Registrant’s 1997 Form 10-K Annual Report.

(g)	Shareholder Protection Rights Agreement dated as of June 30, 1999 is incorporated by reference from Exhibit 1 of the Registrant’s 8-K/A filed July 16, 1999.

(h)	Note purchase agreement dated as of December 18, 2007 is incorporated by reference from Exhibit 10.2 of the Registrant’s Form 10-Q Quarterly Report for quarter ended December 1, 2007.

(10)	Material Contracts

(a)	Officers’ Supplemental Retirement Income Plan is incorporated by reference from Exhibit 10(f) of the Registrant’s 1986 Form 10-K Annual Report. *

(b)	Officers’ Salary Continuation Plan is incorporated by reference from Exhibit 10(g) of the Registrant’s 1982 Form 10-K Annual Report.*

(c)	Herman Miller, Inc., 1994 Key Executive Stock Purchase Assistance Plan, dated October 6, 1994, is incorporated by reference from Appendix C of the Registrant’s 1994 Proxy Statement. *

(d)	First Amendment to the Herman Miller, Inc., 1994 Key Executive Stock Purchase Assistance Plan, dated April 28, 1998, is incorporated by reference from Exhibit 10(g) of the Registrant’s 1998 Form 10-K Annual Report. *

(e)	Second Amendment to the Herman Miller, Inc., 1994 Key Executive Stock Purchase Assistance Plan, dated October 1, 2001, is incorporated by reference from Exhibit 10(e) of the Registrant’s 2003 Form 10-K Annual Report. *

(f)	Swap Transaction Confirmation dated November 19, 2003, is incorporated by reference from Exhibit 10(v) of the Registrant’s Form 10-Q Quarterly Report for quarter ended November 29, 2003.

(g)	Restricted Share Grant Agreement for Brian Walker dated July 27, 2004, is incorporated by reference from Exhibit 10(x) of the Registrant’s 2004 Form 10-K Annual Report. *

(h)	Form of stock option agreement under the Herman Miller, Inc. 1994 Non-Employee Officer and Director Stock Option Plan, is incorporated by reference from Exhibit 10(z) of the Registrant’s Form 10-Q Quarterly Report for quarter ended August 28, 2004. *

(i)	Form of non-portable option agreement under the Herman Miller, Inc. Long-Term Incentive Plan, is incorporated by reference from Exhibit 10(aa) of the Registrant’s Form 10-Q Quarterly Report for quarter ended August 28, 2004. *

(j)	Form of portable stock option agreement under the Herman Miller, Inc. Long-Term Incentive Plan, is incorporated by reference from Exhibit 10(ab) of the Registrant’s Form 10-Q Quarterly Report for quarter ended August 28, 2004. *

(k)	Form of Herman Miller, Inc. Long-Term Incentive Plan Restricted Stock Unit Award, is incorporated by reference from Exhibit 99.1 of the Registrant’s Form 8-K dated June 20, 2005. *

(l)	Amendment to the Herman Miller, Inc. Profit Sharing and 401(k) Plan dated July 25, 2005, is incorporated by reference from Exhibit 10(z) of the Registrant’s 2005 Form 10-K Annual Report. *

(m)	Herman Miller, Inc. Long-Term Incentive Plan as amended, effective January 1, 2005, is incorporated by reference from Exhibit 10(aa) of the Registrant’s 2005 Form 10-K Annual Report. *

(n)	Herman Miller, Inc. Amended and Restated Nonemployee Officer and Director Deferred Compensation Stock Purchase Plan, is incorporated by reference from Exhibit 10(bb) of the Registrant’s Form 10-Q Quarterly Report for quarter ended September 3, 2005. *

(o)	Form of Change in Control Agreement is incorporated by reference from Exhibit 99.1 of the Registrant’s Form 8-K dated January 23, 2006. *

(p)	Herman Miller, Inc. Amended and Restated Key Executive Deferred Compensation Plan, dated January 23, 2006, is incorporated by reference from Exhibit 99.2 of the Registrant’s Form 8-K dated January 23, 2006. *

(q)	Fourth Amendment to the Herman Miller, Inc. Profit Sharing and 401(K) Plan dated May 1, 2006 is incorporated by reference from Exhibit 10(bb) of the Registrant’s 2007 Form 10-K Annual Report. *

(r)	Second Amendment to the Integrated Metal Technology, Inc. 401(K) Plan for Bargaining Unit Employees dated May 1, 2006 is incorporated by reference from Exhibit 10(cc) of the Registrant’s 2007 Form 10-K Annual Report. *

(s)	First Amendment to the Integrated Metal Technology, Inc. Bargaining Unit Retirement Plan dated May 1, 2006 is incorporated by reference from Exhibit 10(dd) of the Registrant’s 2007 Form 10-K Annual Report. *

(t)	Herman Miller, Inc. Executive Equalization Retirement Plan is incorporated by reference from Exhibit 99.1 of the Registrant’s Form 8-K dated July 25, 2007.*

(u)	Herman Miller, Inc. Executive Incentive Cash Bonus Plan dated April 24, 2006 is incorporated by reference from Exhibit 10(x) of the Registrant’s 2007 Form 10-K Annual Report. *

(v)	Second Amendment to the Integrated Metal Technology, Inc. Bargaining Unit Retirement Plan dated December 17, 2007 is incorporated by reference from Exhibit 10.1 of the Registrant’s Form 10-Q Quarterly Report for quarter ended December 1, 2007. *

(w)	Credit agreement dated as of December 18, 2007 among Herman Miller, Inc. and various lenders, is incorporated by reference from Exhibit 10.3 of the Registrant’s Form 10-Q Quarterly Report for quarter ended December 1, 2007.

(x)	Herman Miller, Inc., Nonemployee Officer and Director Stock Option Plan (amended and restated) dated December 18, 2007, is incorporated by reference from Exhibit 10.4 of the Registrant’s Form 10-Q Quarterly Report for quarter ended December 1, 2007. *

(y)	Third Amendment to the Integrated Metal Technology, Inc. Bargaining Unit Retirement Plan dated March 25, 2008 is incorporated by reference from Exhibit 10(a) of the Registrant’s Form 10-Q Quarterly Report for quarter ended March 1, 2008. *

(z)	Third Amendment to the Integrated Metal Technology, Inc. 401(K) Plan for Bargaining Unit Employees dated March 25, 2008 is incorporated by reference from Exhibit 10(b) of the Registrant’s Form 10-Q Quarterly Report for quarter ended March 1, 2008. *

(aa)	Collared accelerated share repurchase agreement dated January 3, 2008, is incorporated by reference from Exhibit 10.1 of the Registrant’s Form 8-K dated January 3, 2008.

(ab)	Accelerated share repurchase agreement dated January 3, 2008, is incorporated by reference from Exhibit 10.2 of the Registrant’s Form 8-K dated January 3, 2008.

(ac)	Form of Herman Miller, Inc. Long-Term Incentive Plan Stock Option Agreement is incorporated by reference from Exhibit 99.1 of the Registrant’s Form 8-K dated July 24, 2008. *

(ad)	Form of Herman Miller, Inc. Long-Term Incentive Plan Performance Share Award is incorporated by reference from Exhibit 99.2 of the Registrant’s Form 8-K dated July 24, 2008. *

* denotes compensatory plan or arrangement.

(21)	Subsidiaries

(23)(a)	Consent of Independent Registered Public Accounting Firm

(24)	Power of Attorney (Included in Item 15)

(31)(a)	Certificate of the Chief Executive Officer of Herman Miller, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)(b)	Certificate of the Chief Financial Officer of Herman Miller, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)(a)	Certificate of the Chief Executive Officer of Herman Miller, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32)(b)	Certificate of the Chief Financial Officer of Herman Miller, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Form of Herman Miller, Inc. Long-Term Incentive Plan Restricted Stock Unit Award