Form 10-Q
period 2009-08-29
MILLER HERMAN INC
filed 2009-10-07
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

[__]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended August 29, 2009	Commission File No. 001-15141F

HERMAN MILLER, INC.

A Michigan Corporation 855 East Main Avenue, Zeeland, MI 49464-0302	ID No. 38-0837640 Phone (616) 654 3000

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
Yes [__] No [ X ]

Common Stock Outstanding at October 2, 2009 – 55,889,824 shares

HERMAN MILLER, INC. FORM 10-Q
FOR THE QUARTER ENDED AUGUST 29, 2009
INDEX

		Page No.

Part I - Financial Information

Item 1	Condensed Consolidated Balance Sheets -
	August 29, 2009, and May 30, 2009	3

	Condensed Consolidated Statements of Operations -
	Three Months Ended August 29, 2009, and
	August 30, 2008	4

	Condensed Consolidated Statement of Shareholders' Equity -
	Three Months Ended August 29, 2009	5

	Condensed Consolidated Statements of Cash Flows -
	Three Months Ended August 29, 2009,
	and August 30, 2008	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	24

Item 3	Quantitative and Qualitative Disclosures about Market Risk	33

Item 4	Controls and Procedures	34

Part II - Other Information

Item 1	Legal Proceedings	35

Item 1A	Risk Factors	35

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3	Defaults upon Senior Securities	36

Item 4	Submission of Matters to a Vote of Security Holders	36

Item 5	Other Information	36

Item 6	Exhibits	36

Signatures		37

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions Except Share Data)
(Unaudited)

	August 29, 2009	May 30, 2009

ASSETS
Current Assets:
Cash and cash equivalents	$100.3	$192.9
Marketable securities	11.3	11.3
Accounts receivable, net	135.1	148.9
Inventories:
Finished goods	23.9	20.5
Work in process	8.2	4.9
Raw materials	16.4	11.9

Total inventories	48.5	37.3
Prepaid expenses and other	42.4	60.5

Total current assets	337.6	450.9
Property and Equipment, at cost	751.7	718.0
Less - accumulated depreciation	(561.2)	(538.8)

Net property and equipment	190.5	179.2
Other Assets:
Notes receivable, net	0.1	--
Goodwill	103.5	69.5
Other intangible assets, net	47.0	14.5
Other noncurrent assets	50.8	53.2

Total other assets	201.4	137.2

Total Assets	$729.5	$767.3

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities:
Unfunded checks	$3.8	$3.9
Current maturities of long-term debt	-	75.0
Accounts payable	78.2	79.1
Accrued compensation and benefits	41.1	50.0
Unearned revenue	9.6	11.2
Accrued income tax and other taxes	5.9	19.0
Other accrued liabilities	47.6	45.0

Total current liabilities	186.2	283.2
Long-term Liabilities:
Long-term debt, less current maturities	302.1	302.4
Pension and post-retirement benefits	135.6	133.4
Income tax liabilities	7.5	10.3
Other liabilities	52.8	30.0

Total long-term liabilities	498.0	476.1

Total Liabilities	684.2	759.3
Shareholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized, none issued)	--	--
Common stock, $0.20 par value (240,000,000 shares authorized)	11.2	10.8
Additional paid-in capital	34.9	5.9
Retained earnings	136.2	129.2
Accumulated other comprehensive loss	(133.2)	(134.1)
Key executive deferred compensation plans	(3.8)	(3.8)

Total Shareholders' Equity	45.3	8.0

Total Liabilities and Shareholders' Equity	$729.5	$767.3

See accompanying notes to condensed consolidated financial statements

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended

	August 29, 2009	August 30, 2008

Net Sales	$324.0	$479.1

Cost of Sales	216.5	316.7

Gross Margin	107.5	162.4

Operating Expenses	90.8	105.8

Restructuring Expenses	2.6	--

Operating Earnings	14.1	56.6

Other Expenses (Income):
Interest expense	5.9	6.2
Other, net	(0.1)	(1.0)

Earnings Before Income Taxes	8.3	51.4

Income Tax Expense (Benefit)	(0.1)	18.0

Net Earnings	$8.4	$33.4

Earnings Per Share - Basic	$0.15	$0.60

Earnings Per Share - Diluted	$0.14	$0.60

Dividends Declared, per share	$0.0220	$0.0880

See accompanying notes to condensed consolidated financial statements

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Dollars in Millions Except Share Data)
(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Key Exec. Deferred Comp.	Total Shareholders' Equity

Balance, May 30, 2009	53,826,061	$10.8	$5.9	$129.2	$(134.1)	$(3.8)	$8.0

Net earnings	--	--	--	8.4	--	--	8.4
Foreign currency translation adjustment	--	--	--	--	0.6	--	0.6
Unrealized holding gain on available-for-sale securities	--	--	--	--	0.3	--	0.3

Total comprehensive income							9.3
Cash dividends declared	--	--	--	(1.4)	--	--	(1.4)
Acquisition of Nemschoff	2,041,666	0.4	28.3	--	--	--	28.7
Employee stock purchase plan	39,630	--	0.6	--	--	--	0.6
Repurchase and retirement of common stock	(42,901)	--	(0.7)	--	--	--	(0.7)
Restricted stock units compensation expense	2,449	--	0.5	--	--	--	0.5
Stock grants compensation expense	18,480	--	0.2	--	--	--	0.2
Stock option compensation expense	--	--	0.5	--	--	--	0.5
Deferred compensation plan	--	--	(0.4)	--	--	--	(0.4)

Balance, August 29, 2009	55,885,385	$11.2	$34.9	$136.2	$(133.2)	$(3.8)	$45.3

See accompanying notes to condensed consolidated financial statements

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS
(Dollars in Millions)
(Unaudited)

	Three Months Ended

	August 29, 2009	August 30, 2008

Cash Flows from Operating Activities:
Net earnings	$8.4	$33.4
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	10.8	11.2
Stock-based compensation	1.2	1.8
Pension benefits	2.4	1.6
Other, net	(2.4)	1.1
(Increase) decrease in current assets	36.4	(10.2)
Decrease in current liabilities	(29.6)	(35.0)

Net Cash Provided by Operating Activities	27.2	3.9

Cash Flows from Investing Activities:
Notes receivable, net	(6.7)	--
Capital expenditures	(5.8)	(8.2)
Acquisitions, net of cash	(30.4)	--
Proceeds from sale of dealership	--	1.3
Other, net	(0.5)	1.3

Net Cash Used for Investing Activities	(43.4)	(5.6)

Cash Flows from Financing Activities:
Net long-term debt repayments	(75.0)	--
Dividends paid	(1.2)	(4.9)
Common stock issued	0.2	1.1
Common stock repurchased and retired	(0.7)	--

Net Cash Used for Financing Activities	(76.7)	(3.8)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	0.3	(2.1)

Net Decrease in Cash and Cash Equivalents	(92.6)	(7.6)

Cash and Cash Equivalents, Beginning of Period	192.9	155.4

Cash and Cash Equivalents, End of Period	$100.3	$147.8

See accompanying notes to condensed consolidated financial statements

HERMAN MILLER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION
The condensed consolidated financial statements have been prepared by Herman Miller, Inc. (“the company”), without audit, in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Management believes the disclosures made in this document are adequate with respect to interim reporting requirements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position of the company as of August 29, 2009, and the results of its operations and cash flows for the interim periods presented. Operating results for the three-month period ended August 29, 2009, are not necessarily indicative of the results that may be expected for the year ending May 29, 2010. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the company’s Form 10-K filing for the year ended May 30, 2009.

2. FISCAL YEAR
The company’s fiscal year ends on the Saturday closest to May 31. Fiscal 2010, the year ending May 29, 2010, and fiscal 2009, the year ended May 30, 2009, each contain 52 weeks. The first three months of fiscal 2010 and fiscal 2009 each contained 13 weeks.

3. FOREIGN CURRENCY TRANSLATION
The functional currency for foreign subsidiaries is the local currency. The cumulative effects of translating the balance sheet accounts from the functional currency into the United States dollar using period-end exchange rates and translating revenue and expense accounts using average exchange rates for the period is reflected as a component of “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets. The financial statement impact resulting from remeasuring all foreign currency transactions into the appropriate functional currency, which was included in “Other Expenses (Income)” in the Condensed Consolidated Statements of Operations was a net loss of $0.1 million for the three months ended August 29, 2009, and a net gain of $0.1 million for the three months ended August 30, 2008.

4. COMPREHENSIVE INCOME
Comprehensive income consists of net earnings, foreign currency translation adjustments, pension and post-retirement liability adjustments and unrealized holding gain (loss) on “available-for-sale” securities. Comprehensive income was $9.3 million and $28.9 million for the three months ended August 29, 2009, and August 30, 2008, respectively. The following table presents the components of “Accumulated other comprehensive loss” for the period indicated.

(In millions)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Liability Adjustments (net of tax)	Unrealized Holding Period Gain (Loss) (net of tax)	Total Accumulated Other Comprehensive Income (Loss)

Balance, May 30, 2009	$(9.4)	$(124.4)	$(0.3)	$(134.1)
Other comprehensive income
for the three months ended
August 29, 2009	0.6	--	0.3	0.9

Balance, August 29, 2009	$(8.8)	$(124.4)	$--	$(133.2)

5. COMMON STOCK AND EARNINGS PER SHARE
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS).

	Three Months Ended

	August 29, 2009	August 30, 2008

Numerators:

Numerator for basic EPS, net earnings (In millions)	$8.4	$33.4
Income from adjustments to contingent consideration that will
potentially be settled in common stock, net of tax (In millions)	(0.7)	--

Numerator for diluted EPS, net earnings (In millions)	$7.7	$33.4

Denominators:
Denominator for basic EPS, weighted-average common shares outstanding	55,164,729	55,601,693

Potentially dilutive shares resulting from stock plans and contingent
consideration issued for acquisition	1,684,900	424,536

Denominator for diluted EPS	56,849,629	56,026,229

Options to purchase 2,768,468 and 1,733,852 shares of common stock for the three months ended August 29, 2009 and August 30, 2008, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.

On June 24, 2009 the company acquired Nemschoff Chairs, LLC (Nemschoff) and established liabilities for contingent consideration related to the acquisition. These liabilities may be settled in cash or stock at the discretion of the company and, therefore, any income or loss associated with adjustments to these liabilities is excluded from the numerator when computing diluted earnings per share. The number of shares required to settle those contingent liabilities are included in the potentially dilutive shares in the denominator.

6. STOCK-BASED COMPENSATION
The company accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123(R) “Share Based Payment” (SFAS 123(R)). Compensation costs related to the company’s stock-based compensation plans were $1.2 million and $1.8 million for the three months ended August 29, 2009 and August 30, 2008, respectively. The related income tax benefit for the respective three-month periods was $0.4 million and $0.7 million.

Stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three months ended August 29, 2009 and August 30, 2008 has been reduced for estimated forfeitures, as it is based on awards ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

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

	Three Months Ended

	August 29, 2009	August 30, 2008

Risk-free interest rates (1)	2.84%	3.55%
Expected term of options (2)	5.5 years	5.5 years
Expected volatility (3)	41%	33%
Dividend yield (4)	0.56%	1.4%
Weighted-average grant-date fair value of stock options:
Granted with exercise prices equal to the fair market value of the
stock on the date of grant	$6.236	$8.09
Granted with exercise prices greater than the fair market value of the
stock on the date of grant	$--	$--

(1)	Represents the U.S. Treasury yield over the same period as the expected option term.
(2)	Represents the period of time that options granted are expected to be outstanding. Based on analysis of historical option exercise activity, the company has determined that all employee groups exhibit similar exercise and post-vesting termination behavior.
(3)	Amount is determined based on analysis of historical price volatility of the company’s common stock over a period equal to the expected term of the options. The company also utilizes a market-based or “implied volatility” measure, on exchange-traded options in the company’s common stock, as a reference in determining this assumption.
(4)	Represents the company’s estimated cash dividend yield over the expected term of options.

Restricted Stock Grants
From time to time, the company grants restricted common stock to certain key employees. Shares are granted in the name of the employee, who has all rights of a shareholder, subject to certain restrictions on transferability and risk of forfeiture. The grants are subject to either cliff-based or graded vesting over a period not to exceed five years, and are subject to forfeiture if the employee ceases to be employed by the company for certain reasons. After the vesting period, the risk of forfeiture and restrictions on transferability lapse. The company recognizes the related compensation expense on a straight-line basis over the requisite service period.

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

Performance Share Units
The company has previously granted performance share units to certain key employees. The number of units initially awarded is based on the value of a portion of the participant’s long-term incentive compensation, divided by the fair value of the company’s common stock on the date of grant. Each unit represents one equivalent share of the company’s common stock. The number of common shares ultimately issued in connection with these performance share units is determined based on the company’s financial performance over the related three-year service period. Compensation expense is equal to the grant-date fair value and the number of common shares projected to be issued, and is recognized over the requisite service period.

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

Cash payments (refunds) for income taxes and interest were as follows.

	Three Months Ended

(In millions)	August 29, 2009	August 30, 2008

Income taxes paid (refunded), net	$(3.7)	$8.8
Interest paid	$6.3	$6.3

8. MARKETABLE SECURITIES
The company maintains a portfolio of marketable securities primarily comprised of investment grade fixed-income securities. These investments are held by the company’s wholly-owned insurance captive and are considered “available-for-sale” as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, they have been recorded at fair market value based on quoted market prices, with the resulting net unrealized holding gains or losses reflected, net of tax, as a component of “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets (see Note 4).

Net investment income recognized in the Condensed Consolidated Statements of Operations resulting from these investments totaled approximately $0.1 million for the three-month periods ended August 29, 2009, and August 30, 2008.

SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, as amended and interpreted, provides guidance on determining when an investment is other-than-temporarily impaired. The company reviews its fixed income and equity investment portfolio for any unrealized losses that would be deemed other-than-temporary and require the recognition of an impairment loss in income. If the cost of an investment exceeds its fair value, the company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the company’s intent and ability to hold the investments. The company also considers the type of security, related-industry and sector performance, as well as published investment ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. If conditions within individual markets, industry segments, or macro-economic environments deteriorate, the company could incur future impairments. In the fourth quarter of fiscal 2009, the company determined that equity investment losses of $0.6 million represented an other-than-temporary impairment and, accordingly, these losses were recognized in the consolidated statement of operations. No additional investment losses were considered to be an other-than-temporary impairment at August 29, 2009.

The following is a summary of the carrying and market values of the company’s marketable securities as of the respective dates.

	August 29, 2009

(In millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value

U.S. Government & Agency Debt	$3.6	$0.3	$--	$3.9
Corporate Investments	3.8	0.1	--	3.9
Mortgage-Backed	3.7	--	(0.5)	3.2
Other Debt	0.4	--	(0.1)	0.3

Total	$11.5	$0.4	$(0.6)	$11.3

	May 30, 2009

(In millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value

U.S. Government & Agency Debt	$3.6	$0.3	$--	$3.9
Corporate Investments	3.9	--	--	3.9
Mortgage-Backed	3.8	--	(0.6)	3.2
Other Debt	0.5	--	(0.2)	0.3

Total	$11.8	$0.3	$(0.8)	$11.3

Maturities of debt securities included in marketable securities as of August 29, 2009, are as follows.

(In millions)

	Cost	Market Value

Due within one year	$3.1	$3.0
Due after one year through five years	5.8	5.6
Due after five years	1.6	1.5

Total	$10.5	$10.1

Investments that are in unrealized loss positions as of August 29, 2009 are as follows:

(In millions)	Aggregate Unrealized Loss	Aggregate Fair Value

Less than one year	$-	$0.1
Greater than one year	$0.6	$2.6

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

	Three Months Ended

(In millions)	August 29, 2009	August 30, 2008

Net Sales:
North American Furniture Solutions	$269.7	$395.9
Non-North American Furniture Solutions	41.8	70.1
Other	12.5	13.1

Total	$324.0	$479.1

Depreciation and Amortization:
North American Furniture Solutions	$9.6	$9.3
Non-North American Furniture Solutions	0.8	1.5
Other	0.4	0.4

Total	$10.8	$11.2

Operating Earnings:
North American Furniture Solutions	$21.4	$48.5
Non-North American Furniture Solutions	(1.6)	6.3
Other	(5.7)	1.8

Total	$14.1	$56.6

Capital Expenditures:
North American Furniture Solutions	$5.6	$7.2
Non-North American Furniture Solutions	0.2	0.9
Other	--	0.1

Total	$5.8	$8.2

(In millions)	August 29, 2009	May 30, 2009

Total Assets:
North American Furniture Solutions	$600.8	$628.7
Non-North American Furniture Solutions	109.6	110.7
Other	19.1	27.9

Total	$729.5	$767.3

The accounting policies of the reportable operating segments are the same as those of the company. Additionally, the company employs a methodology for allocating corporate costs and assets to the operating segments. The underlying objective of this methodology is to allocate corporate costs according to the relative usage of the underlying resources and to allocate corporate assets according to the relative expected benefit. The company has determined that allocation based on relative net sales is most appropriate for all expenses. The majority of corporate costs are allocated to the operating segments, however, certain costs that are generally considered the result of isolated business decisions are not subject to allocation and are evaluated separately from the rest of the regular ongoing business operations. For example, restructuring charges that are reflected in operating earnings are allocated to the “Other” category.

10. NEW ACCOUNTING STANDARDS
On December 30, 2008, the FASB issued FSP SFAS No. 132(R)-1, Employer’s Disclosures about Postretirement Benefit Plan Assets (FSP SFAS No. 132(R)-1). This FSP amends FASB Statement No. 132 (Revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits (SFAS No. 132(R)), to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by FSP SFAS No. 132(R)-1 shall be provided for fiscal years ending after December 15, 2009 (fiscal 2010 for the company). Upon initial application, the provisions of FSP SFAS No. 132(R)-1 are not required for earlier periods that are presented for comparative purposes. Earlier application of the provisions of FSP SFAS No. 132(R)-1 is permitted. Since FSP SFAS No. 132(R)-1 requires only additional disclosures concerning plan assets, adoption of FSP SFAS No. 132(R)-1 is not expected to affect the company’s financial statements.

In April 2009, the FASB released FASB Staff Position FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2). Under FSP FAS 115-2, impairment for debt securities, in certain circumstances, is separated into the credit loss amount recognized in earnings and the amount related to all other factors (non-credit loss) recognized in other comprehensive income, net of applicable taxes. FSP FAS 115-2 is effective for interim and annual periods ending after June 15, 2009 and was adopted by the company during the fourth quarter of fiscal 2009.

The company adopted the provisions of Financial Accounting Standards Board (FASB) Statement No. 141(R), Business Combinations — a replacement of FASB Statement No. 141, on May 31, 2009. This Statement significantly changes the principles and requirements for how an acquisition is recognized and measured in a company’s financial statements including the identifiable assets acquired and the liabilities assumed. This Statement also provides guidance for recognizing and measuring goodwill acquired in a business combination and required disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The required disclosures regarding Business Combinations are included in Note 17 to the Condensed Consolidated Financial Statements.

The company adopted the provisions of FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, on May 31, 2009. This FSP expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to interim periods. The required disclosures regarding the fair value of financial instruments are included in Notes 8 and 11 to the Condensed Consolidated Financial Statements.

In May 2009, FASB issued Statement of Financial Accounting Standards (SFAS) No. 165, Subsequent Events (SFAS No. 165). The statement establishes principles and requirements for subsequent events. The standard also sets forth the period after the balance sheet date during which management shall evaluate events/transactions that may occur for potential recognition or disclosure in its financial statements. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. The company has evaluated subsequent events in accordance with SFAS No. 165 from its interim balance sheet date of August 29, 2009, through October 7, 2009, and concluded that no events or transactions require disclosure or recognition in its financial statements.

In June 2009, FASB issued SFAS No. 168, FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS no. 168”). The statement establishes FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. GAAP. Rules and interpretive releases of the U.S. Securities and Exchange Commission (SEC), under authority of federal securities laws, are also sources of authoritative U.S. GAAP for U.S. SEC registrants. SFAS No. 168 is effective for interim or annual financial periods ending after September 15, 2009. All existing accounting standards are superseded as described in this statement. All other accounting literature not included in the Codification is non-authoritative. The Codification is not expected to have a material impact on the company’s consolidated financial statements.

11. FAIR VALUE
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (SFAS 157) which establishes a comprehensive framework for measuring the fair value of assets and liabilities and expands disclosures about fair value measurements.  Specifically, SFAS 157 sets forth a definition of fair value, and establishes a hierarchy prioritizing the use of inputs in valuation techniques. SFAS 157 defines levels within the hierarchy as follows:

•	Level 1 – quoted prices (unadjusted) in active markets for identical assets and liabilities.
•	Level 2 –either direct or indirect inputs, other than quoted prices included within Level 1, which are observable for similar assets or liabilities.
•	Level 3 - inputs are unobservable.

The company adopted the provisions of SFAS 157 for financial assets and liabilities in the first quarter of fiscal 2008, and to its non-financial assets and liabilities in the first quarter of fiscal 2009, neither of which had a material impact on the company’s consolidated financial statements. The following table sets forth financial assets and liabilities measured at fair value in the Condensed Consolidated Balance Sheets and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of August 29, 2009.

(In millions)	Fair Value Measurements at Reporting Date

	As of August 29, 2009	Using (Level 1)	Using (Level 2)

Financial Assets
Available-for-sale securities	$11.3	$4.5	$6.8
Interest rate swap agreements	2.1	--	2.1
Foreign currency forward contracts	0.2	--	0.2
Deferred compensation plan	1.6	1.6	--

Total	$15.2	$6.1	$9.1

Financial Liabilities
Foreign currency forward contracts	$0.1	$--	$0.1

Total	$0.1	$--	$0.1

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 expands the use of fair value measurement by permitting entities to choose to measure at fair value, many financial instruments and certain other items that are not currently required to be measured at fair value. The company adopted the provisions of SFAS 159 at the beginning of fiscal 2009 and elected not to expand the use of fair value accounting beyond those assets and liabilities currently required to use this basis of measurement.

12. OTHER INTANGIBLE ASSETS
Other intangible assets are comprised of patents, trademarks and intellectual property rights. As of August 29, 2009, the combined gross carrying value and accumulated amortization was $57.4 million and $10.4 million, respectively. As of May 30, 2009, these amounts totaled $24.0 million and $9.5 million, respectively. The company amortizes its intangible assets over periods ranging from 5 to 17 years. The increase in the current period is largely due to the acquisition of Nemschoff, see Note 17 for further discussion of the acquisition.

Amortization expense related to intangible assets totaled approximately $0.7 million and $0.5 million for the three month periods ended August 29, 2009, and August 30, 2008, respectively.

Estimated amortization expense for intangible assets as of August 29, 2009, for each of the succeeding fiscal years is as follows:

(In millions)	Remaining 2010	$2.2
	2011	$2.9
	2012	$2.7
	2013	$1.9
	2014	$1.8

13. LONG TERM DEBT
On January 3, 2008, the company issued a total of $200 million in senior unsecured private placement notes. Notes in the principal amount of $150 million bear interest at 6.42 percent and are due in January 2018. The remaining $50 million in private placement notes bear interest at 5.94 percent and are due in January 2015. Related interest payments are due semi-annually.

During the first quarter of fiscal 2010 we renegotiated the syndicated revolving line of credit, reducing our availability from $250 million to $150 million, while giving us additional covenant flexibility. This facility expires in June 2012 and outstanding borrowings bear interest at rates based on the prime rate, federal funds rate, LIBOR, or negotiated rates as outlined in the agreement. Interest is payable periodically throughout the period a borrowing is outstanding. As of August 29, 2009 and May 30, 2009, total usage against this facility was $11.1 million and $13.1 million respectively, all of which related to outstanding letters of credit.

On March 6, 2001, the company sold publicly registered debt securities totaling $175.0 million. These notes mature on March 15, 2011 and bear an annual interest rate of 7.125 percent, with interest payments due semi-annually. During the first quarter of fiscal 2010, we completed the repurchase of $75 million of the registered debt securities. In addition to improving our covenant metrics this action also significantly reduces our future interest expense by approximately $1.3 million per quarter.

The company previously entered into a fixed-to-floating interest rate swap agreement, which expires on March 15, 2011, and effectively converts $50 million of fixed-rate debt securities to a floating-rate basis. The fair value of this swap instrument, which is based upon expected LIBOR rates over the remaining term of the instrument, was approximately $2.1 million at August 29, 2009, and is reflected as an addition to long-term debt and an offsetting addition to other long-term assets in the Condensed Consolidated Balance Sheet. As of May 30, 2009, the fair value of approximately $2.4 million is reflected as a reduction to long-term debt and an offsetting addition to other long-term liabilities. The floating interest rate for this agreement is based on the six-month LIBOR, set in-arrears at the end of each semi-annual period, which is estimated to be 3.1 percent and 3.5 percent at August 29, 2009 and May 30, 2009, respectively. The next scheduled interest rate reset date is in September 2009.

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

The counterparty to this swap instrument is a large financial institution which the company believes is of high-quality creditworthiness. While the company may be exposed to potential losses due to the credit risk of non-performance by this counterparty, such losses are not anticipated. The impact of the swap arrangement on interest expense was a decrease of approximately $0.5 million and $0.2 million in the three-month periods ended August 29, 2009 and August 30, 2008, respectively.

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

(In millions)	Three Months Ended

	August 29, 2009	August 30, 2008

Accrual Balance - beginning	$15.4	$14.9
Accrual for warranty matters	2.9	3.3
Settlements and adjustments	(2.9)	(3.0)

Accrual Balance - ending	$15.4	$15.2

Other Guarantees
The company is periodically required to provide performance bonds in order to do business with certain customers. These arrangements are common and generally have terms ranging between one and three years. The bonds are required to provide assurances to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies, however, the company is ultimately liable for claims that may occur against them. As of August 29, 2009, the company had a maximum financial exposure related to performance bonds totaling approximately $10.6 million. The company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements. The company also believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company’s financial statements. Accordingly, no liability has been recorded as of August 29, 2009 and May 30, 2009.

The company has entered into standby letter of credit arrangements for the purpose of protecting various insurance companies against default on the payment of certain premiums and claims. A majority of these arrangements are related to the company’s wholly-owned captive insurance company. As of August 29, 2009, the company had a maximum financial exposure from these standby letters of credit totaling approximately $11.1 million. The company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company’s financial statements. Accordingly, no liability has been recorded as of August 29, 2009 and May 30, 2009.

Contingencies
The company leases a facility in the U.K. under an agreement that will expire in June 2012. Under the terms of the lease, the company is required to perform the maintenance and repairs necessary to address the general dilapidation of the facility. The ultimate cost of this provision to the company is dependent on a number of factors including, but not limited to, the future use of the facility by the lessor and whether the company chooses and is permitted to renew the lease term. The company has estimated the cost of these maintenance and repairs to be between $0 and $3 million, depending on the outcome of future plans and negotiations. As a result, the estimated liability of $1.0 million has been recorded as a liability reflected under the caption “Other Liabilities” in the Condensed Consolidated Balance Sheets at both August 29, 2009, and May 30, 2009.

The company has a lease obligation in the U.K. until May 2014 for a facility that it previously exited. The estimated liability of $1.6 million is reflected under the caption “Other Liabilities” in the Condensed Consolidated Balance Sheets at August 29, 2009 and May 30, 2009.

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

15. INCOME TAXES
The effective tax rates for the three months ended August 29, 2009 and August 30, 2008, were (0.7) percent and 35.0 percent, respectively. The company’s United States federal statutory rate is 35.0 percent. The effective rate in the current year was below the statutory rate primarily due to the reduction of uncertain tax benefits reserve in relationship to the closure of an IRS audit for the fiscal years 2005 through 2008.

The company has income tax accruals associated with uncertain tax benefits totaling $3.9 and $7.5 million as of August 29, 2009 and August 30, 2008, respectively. In July 2009, the U.S. Internal Revenue Service closed its examination of the fiscal years 2005 through 2008. With the closure of the audit, the company recognized a $2.9 million tax benefit from adjusting reserves for uncertain tax positions in the quarter ended August 29, 2009.

The company recognizes interest and penalties related to uncertain tax benefits through income tax expense in its statement of operations. Interest and penalties recognized in the company’s Condensed Consolidated Statements of Operations during the three-month periods ended August 29, 2009 and August 30, 2008 was negligible. As of August 29, 2009 and August 30, 2008, the company’s recorded liability for potential interest and penalties related to uncertain tax benefits totaled $1.0 and $0.8 million, respectively.

The company is subject to periodic audits by domestic and foreign tax authorities. Currently, the company is undergoing routine periodic audits in both domestic and foreign tax jurisdictions. It is reasonably possible that the amounts of uncertain tax benefits could change in the next 12 months as a result of the audits. Tax payments related to these audits, if any, are not expected to be material to the company’s Condensed Consolidated Statements of Operations.

For the majority of tax jurisdictions, the company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for fiscal years before 2005.

16. EMPLOYEE BENEFIT PLANS
The following tables summarize the costs of the company’s employee pension and other post-retirement plans for the periods indicated.

(In millions)	Three Months Ended

	Pension Benefits		Other Post-Retirement Benefits

	August 29, 2009	August 30, 2008	August 29, 2009	August 30, 2008

Domestic:
Service cost	$1.9	$2.0	$--	$--
Interest cost	4.6	4.3	0.2	0.2
Expected return on plan assets	(4.6)	(5.5)	--	--
Net amortization loss	0.8	0.3	0.1	0.1

Net periodic benefit cost	$2.7	$1.1	$0.3	$0.3

International:
Service cost	$--	$0.6
Interest cost	1.1	1.3
Expected return on plan assets	(1.1)	(1.3)
Net amortization loss	0.2	0.3

Net periodic benefit cost	$0.2	$0.9

The company is currently evaluating what voluntary contributions, if any, will be made to its various employee retirement plans in fiscal 2010. Actual contributions will be dependent upon investment returns, changes in pension obligations and other economic and regulatory factors.

17. ACQUISITIONS AND DIVESTITURES
On February 1, 2008, the company completed its acquisition of the stock of Brandrud Furniture, Inc. (Brandrud), an Auburn, Washington based manufacturer of healthcare furnishings. With annual net sales of approximately $20 million at the time of acquisition, Brandrud focuses on seating products for patient rooms, patient treatment areas, and public spaces such as lobbies and waiting areas. The final purchase price related to this transaction included an initial $12 million cash payment, the assumption of $2.1 million of debt and a performance-based contingency payment of $26.6 million cash paid in fiscal 2009 and recognized in purchase accounting as goodwill.

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

On June 24, 2009, the company acquired all of the outstanding equity ownership interest of Nemschoff Chairs, LLC (Nemschoff) a Sheboygan, Wisconsin based manufacturer, with additional manufacturing capabilities in Sioux Center, Iowa. Nemschoff manufactures healthcare furnishings, with an emphasis on seating products for patient rooms, patient treatment areas, and public spaces such as lobbies and waiting areas. Nemschoff also serves the higher education and office markets.

The purchase price, which represents the estimated fair value of consideration transferred as of the acquisition date, consisted of the following:

(In millions)	Fair Value

Cash	$31.2
Common stock (2,041,666 shares)	28.7
Contingent success fee	14.4
Contingent value rights	16.3

Total	$90.6

The fair value of the common shares issued was determined based on the closing market price of the company’s common stock on the acquisition date. The cash consideration provided is based on preliminary estimates and is subject to change based on final determination of certain matters affecting purchase accounting, which are expected to be resolved within the current fiscal year.

There are two forms of contingent consideration provided to the sellers. One is a success fee payment that may range between $0 and $25 million based on performance from June 2010 through May 2011. Any payment due may be settled in the form of cash or stock at the company’s discretion. At the acquisition date, the fair value of the success fee was $14.4 million. As of August 29, 2009, the success fee was valued at $14.5 million, with the change in value reflected within “Other Expenses (Income), Interest expense” in the Condensed Consolidated Statements of Operations. The fair value of the success fee is estimated using a probability-weighted discounted cash flow model with a discount rate of 5.25%.

The other form of contingent consideration is a contingent value right (CVR) for each share of common stock issued. Each CVR entitles the holder to compensation in the event that the company’s share price is below $24.00 per share at June 30, 2011. A floor price of $13.28 per share has been established that provides a maximum payout of $10.72 per share to be paid at the time of share redemption. Any payment due may be settled in the form of cash or stock at the company’s discretion. At the acquisition date, the fair value of the CVRs was $16.3 million. As of August 29, 2009, the CVRs were valued at $15.1 million, with the change in value reflected within “Operating Epenses” in the Condensed Consolidated Statements of Operations. The fair value of the CVRs is estimated using a Black-Scholes model. The following key assumptions were used to determine the fair value as of the respective dates.

August 29, 2009

Risk-free interest rates	1.04%
Expected term	2 years
Expected volatility	59%
Dividend yield	0.46%

The purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill. Preliminary allocation of the purchase price, based on the estimated fair values as of the acquisition date, resulted in acquired assets of $96.1 million, primarily consisting of accounts receivable, inventory and property, plant and equipment, and assumed liabilities of $5.5 million, primarily accounts payable and accrued liabilities. The estimated fair value of acquired assets includes identifiable intangible assets of $33.3 million and goodwill of $33.9 million. The company is in the process of finalizing a third-party valuation of certain assets. Thus, certain tangible assets, intangible assets, goodwill, and related income tax adjustments are based on preliminary estimates and are subject to change.

(In millions)

Balance, May 30, 2009	$69.5
Currency-related adjustments	0.1
Additions to goodwill from acquisition of Nemschoff	33.9

Balance, August 29, 2009	$103.5

The estimated fair values and useful lives assigned to identifiable intangible assets as of the acquisition date consisted of the following:

(In millions)	Fair Value	Useful Life

Trade Name	$20.0	Indefinite
Customer Relationships	13.0	15 years
Non-compete Agreements	0.3	2 years

Total	$33.3

Nemschoff is included in the company’s North American segment; therefore, all of the goodwill recorded in the acquisition has been allocated to that segment. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce. The company expects substantially all of the goodwill to be amortizable for income tax purposes.

The results of operations for Nemschoff have been included in the company’s Condensed Consolidated Statements of Operations since the date of the acquisition. The amount of net sales and net earnings attributable to Nemschoff included in the Condensed Consolidated Statements of Operations consisted of the following:

(In millions)	Three Months Ended August 29, 2009

Net sales	$15.3
Net earnings	$0.6

The following supplemental pro forma information presents net sales and net earnings for the company as if the acquisition had occurred at the beginning of the fiscal period presented. This pro forma information is not necessarily indicative of the results that would have actually been obtained if the acquisition had occurred at the beginning of the period presented or that may be attained in the future.

(In millions)	Three Months Ended August 29, 2009

Pro forma net sales	$328.7
Pro forma net earnings	$8.8

18. RESTRUCTURING PLAN
2009 Action
During the third quarter of fiscal 2009, the company executed a restructuring plan (“the 2009 Plan”) that reduced operating expenses in order to improve operating performance, profitability and further enhance productivity and efficiencies. The 2009 Plan eliminated approximately 1,400 salaried, hourly and temporary positions, primarily in the North American Furniture Solutions segment. A number of these employees were offered termination benefits, including severance and outplacement services. Additionally, the company consolidated facilities and exited leased buildings. In connection with these actions, the company recognized $28.4 million of pre-tax charges.

The following is a summary of changes in restructuring accruals during fiscal 2010 for the 2009 Plan.

(In millions)	Total Plan Costs	Severance and Outplacement Costs	Leased Building Exit Costs

Balance as of May 30, 2009	$9.6	$7.0	$2.6
Restructuring expenses	0.7	0.6	0.1
Cash payments	(5.4)	(4.9)	(0.5)
Adjustment	(0.1)	(0.1)	--

Balance as of August 29, 2009	$4.8	$2.6	$2.2

2010 Action
In May and June 2009, the company announced a plan (“the 2010 Plan”) to consolidate manufacturing operations with the closure of its Integrated Metal Technologies (IMT) subsidiary in Spring Lake, Michigan and Brandrud facility in Auburn, Washington. Under this plan for the IMT closure, the company will retain existing West Michigan production capacity and will enhance operational efficiency, with the majority of work and equipment moving to other newer, larger facilities in the area. Relocation is targeted to begin in August 2009, with the work completed and final closure targeted for spring 2010. The anticipated cost for this action is $9 million to $12 million with approximately $2 million of these costs having been recognized in fiscal 2009. It is anticipated that the remainder of these costs will be incurred in fiscal 2010 and will be paid for with cash generated from operations. For the Brandrud closure, the company plans to further consolidate manufacturing operations with the transfer of substantially all of the manufacturing capabilities of Brandrud to its Nemschoff manufacturing plants. The anticipated cost for this action is approximately $3 million, with the costs to be incurred throughout fiscal year 2010 and into fiscal year 2011.

The following is a summary of changes in restructuring accruals during fiscal 2010 for the 2010 Plan.

(In millions)	Total Plan Costs	Severance and Outplacement Costs	Leased Building Exit Costs

Balance as of May 30, 2009	$--	$--	$--
Restructuring expenses	1.9	1.8	0.1
Cash payments	(0.8)	(0.8)	--

Balance as of August 29, 2009	$1.1	$1.0	$0.1

These charges have been reflected separately as restructuring expenses in the Consolidated Statements of Operations. Restructuring expenses are reflected in the reportable operating segments, see Note 9, in the “Other” category.

19. DERIVATIVE FINANCIAL INSTRUMENTS
On November 30, 2008, the company adopted FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement 133 (SFAS 161). The adoption of SFAS 161 had no financial impact on our consolidated financial statements and only required additional financial statement disclosures. The requirements of SFAS 161 have been applied on a prospective basis. Accordingly, disclosures related to interim periods prior to the date of adoption have not been presented.

Interest Rate Swap Agreements
We have used interest rate swaps in order for a portion of interest bearing debt to be variable, which matches interest expense with our business cycle. As of August 29, 2009, the company has one interest rate swap agreement that has the economic effect of modifying the fixed interest obligations associated with a portion of our public debt securities due March 15, 2011 so that the interest payable on the senior notes effectively becomes variable at a rate set to the six-month LIBOR rate plus 2.65 percent. The critical terms of the interest rate swap agreement and a component of the public debt securities match, including the notional amounts, interest rate reset dates, maturity dates and underlying market indices. Accordingly, as of August 29, 2009, a total of $50.0 million of the company’s outstanding debt was effectively converted to a variable-rate basis as a result of the interest rate swap arrangement. This swap is a fair-value hedge and qualifies for hedge-accounting treatment, whereby the change in the fair value of the interest rate swap is equal to the change in value of the related hedged debt and, as a result, there is no net effect on earnings. The agreement requires the company to pay floating-rate interest payments in return for receiving fixed-rate interest payments that coincide with the semi-annual payments to the debt holders at the same date. The periodic interest settlements, which occur at the same interval as the public debt securities, are recorded as interest expense.

Foreign Currency Forward Contracts Not Designated as Hedges
We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. Under this program, the company’s strategy is to have increases or decreases in our foreign currency exposures offset by gains or losses on the foreign currency forward contracts to mitigate the risks and volatility associated with foreign currency transaction gains or losses. These foreign currency exposures typically arise from net liability or asset exposures in non-local currencies on the balance sheets of our foreign subsidiaries. These foreign currency forward contracts generally settle within 90 days and are not used for trading purposes. These forward contracts are not designated as hedging instruments. Accordingly, we record the fair value of these contracts as of the end of the reporting period in the consolidated balance sheet with changes in fair value recorded in our consolidated statement of operations. The balance sheet classification for the fair values of these forward contracts is other current assets for unrealized gains and to other current liabilities for unrealized losses. The statement of operations classification for the fair values of these forward contracts is to other expenses (income), other, net, for both realized and unrealized gains and losses.

As of August 29, 2009, the company utilized forward contracts to offset various currency exposures. See our discussion under Item 3, foreign exchange risk for additional detail.

The effects of derivative instruments on the condensed consolidated financial statements were as follows as of August 29, 2009 and for the three months then ended (amounts presented exclude any income tax effects) are shown below. The effect of derivative instruments on the condensed consolidated statement of operations for the period ended August 29, 2009 is a reduction of $0.1 million.

Fair Value of Derivative Instruments in Condensed Consolidated Balance Sheet

	August 29, 2009

(In millions)	Balance Sheet Location	Fair Value

	Other noncurrent
Interest rate swap agreement - fair market value	assets	$2.1

Foreign currency forward contracts not designated as hedges	Other current assets	0.2

	Other current
Foreign currency forward contracts not designated as hedges	liabilities	0.1

Effects of Derivative Instruments of Income

	August 29, 2009

(In millions)	Recognized Income on Derivative Gain Location	Amount

Foreign currency forward contracts	Other Expense (Income), Other, net	$(0.	1)

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

Discussion of Current Business Conditions
During our first fiscal quarter of 2010, we completed the acquisition of Nemschoff, a healthcare furniture manufacturer in Sheboygan, Wisconsin. This acquisition will affect the comparisons for quarterly and full-year reporting throughout the current fiscal year. Net sales, orders, backlog, and operating expenses are higher as a result of this acquisition.

While current business conditions continue to be challenging, it appears we have reached a level of stability in our order patterns over the last two quarters. We continue to manage the business, keeping our eyes on both the long-term future and current conditions, to ensure our costs are aligned with business levels. This was certainly the case in the first quarter of fiscal 2010, during which we completed the above-referenced acquisition to secure our leadership in the Healthcare furniture sector, de-levered our balance sheet by retiring $75 million in bonds, and continued to produce mid-single digit operating margin performance with strong cash flow. Coming off a fiscal year marked with several challenges and uncertainties, we continued to control operating expenses and manage our business through a continuing turbulent economic environment that is affecting most businesses, including our customers.

Our sales of $324.0 million for the quarter is down 32.4 percent from the same period last year, when we reported net sales of $479.1 million. This decline matches a similar decline in the overall U.S. office furniture market. Contributing to the decline were even more challenging conditions outside of North America as well as unfavorable currency trends.

Despite the decline in sales, we were able to generate operating margin of 6.5 percent, exclusive of restructuring costs and the costs associated with the early retirement of a portion of our bonds above par value (4.4 percent operating margin including these items). This operating performance, coupled with our cash flow from operations of $27.2 million in the quarter, demonstrates the flexibility of our business model and our ongoing commitment to shareholders to look to the future while performing for today.

We are encouraged by our performance in the first quarter of fiscal 2010. However, we remain appropriately cautious about the near term in light of the continued challenges in the economy. The Business Institutional Furniture Manufacturers Association’s (BIFMA) most recent domestic industry forecast in August 2009 anticipates that orders and shipments will continue to be significantly lower for the balance of calendar 2009 with a slight increase in 2010. While this prospective increase is somewhat encouraging, the comparison is to a very low point in the industry.

Analysis of First Quarter Results
The quarters ended August 29, 2009 and August 30, 2008 each included 13 weeks of operations. The following table presents certain key highlights from the results of operations for the periods indicated.

In millions, except per share data	Three Months Ended

	August 29, 2009	August 30, 2008	Percent Change

Net Sales	$324.0	$479.1	(32.4)%
Gross Margin	107.5	162.4	(33.8)
Operating Expenses	90.8	105.8	(14.2)
Restructuring Expense	2.6	--	n/a
Operating Earnings	14.1	56.6	(75.1)
Net Earnings	8.4	33.4	(74.9)
Earnings per share - diluted	0.14	0.60	(76.7)
Orders	322.1	535.2	(39.8)
Backlog	237.3	332.4	(28.6)%

The following table presents, for the periods indicated, the components of the company’s Condensed Consolidated Statements of Operations as a percentage of net sales.

	Three Months Ended

	August 29, 2009(1)	August 30, 2008(1)

Net Sales	100.0%	100.0%
Cost of Sales	66.8	66.1
Gross Profit	33.2	33.9
Operating Expenses	28.0	22.1
Restructuring Expenses	0.8	--
Operating Income	4.4	11.8
Other Expense, net	1.8	1.1
Earnings Before Income Taxes	2.6	10.7
Income Tax Expense	--	3.8
Net Earnings	2.6%	7.0%

(1) Percentages do not foot due to rounding

Consolidated Sales, Orders, and Backlog
Net sales in the first quarter of fiscal 2010 were $324.0 million, a decline of 32.4 percent from the same period last year. This decline was expected, given the current U.S. economic climate. Foreign exchange rate changes lowered net sales by approximately $6.0 million in the first quarter of fiscal year 2010.

On a sequential quarter basis, consolidated net sales were up $4.1 million from $319.9 million reported in our fourth quarter of fiscal 2009. While this represents a 1.3 percent sequential increase, the current quarter includes $15.3 million of sales from our acquisition of Nemschoff that was completed at the end of June.

Orders in the first quarter were $322.1 million, a decrease of $213.1 million or 39.8 percent over the same period last year. In August 2008, we implemented a general price increase which had the effect of pulling ahead approximately $35 million in orders that would have been received in the second quarter. Excluding the impact of these orders, the comparison with last year would be a decrease of 35.6 percent. We experienced year-over-year order decreases throughout our business, consistent with the rate of decline we have seen over the last few quarters. North American orders decreased 38.3 percent, while non-North American orders decreased 46.1 percent. Orders within our “Other” category decreased 46.1 percent for the current quarter compared to the same period last year. Our acquisition in the quarter contributed $10.1 million to the order total. On a sequential quarter basis, orders were essentially flat compared to the fourth quarter of fiscal 2009, when we reported orders of $324.1 million.

Our backlog of unfilled orders at August 29, 2009 was $237.3 million, a decrease of $95.1 million or 28.6 percent over the balances at the end of our first quarter last year. After adjusting for the benefit in last year’s backlog from the previously mentioned 2008 price increase, the decline in the backlog is 20.2 percent compared to the prior year. Our acquisition of Nemschoff contributed $15.4 million to the backlog at the end of the quarter.

Performance versus the Domestic Contract Furniture Industry
We monitor the trade statistics reported by BIFMA, the trade association for the U.S. domestic office furniture industry, and consider them an indicator of industry-wide sales and order performance. BIFMA publishes statistical data for the contract segment and the office supply segment within the U.S. furniture market. The U.S. contract segment is primarily composed of large to mid-size corporations serviced by a network of dealers. The office supply segment is primarily made up of smaller customers serviced by wholesalers and retailers. We primarily participate in, and believe we are a leader in, the contract segment. While comparisons to BIFMA are important, we continue to pursue a strategy of revenue diversification that makes us less reliant on the drivers that impact BIFMA and lessens our dependence on the U.S. office furniture market.

We also use BIFMA statistical information as a benchmark for the performance of our domestic U.S. business and also to that of our competitors. The timing of large project-based business may affect comparisons to this data. We remain cautious about reaching conclusions regarding changes in market share based on analysis of data on a short term basis. Instead, we believe such conclusions should only be reached by analyzing comparative data over several quarters.

While the sales and order data for our U.S. operations provide a relative comparison to BIFMA, it is not intended to be an exact comparison. The data we report to BIFMA is consistent with the BIFMA definition of office furniture “consumption.” This definition differs slightly from the categorization we have presented in this report. Notwithstanding this difference, we believe our presentation provides the reader with a more relevant comparison.

For the three-month period ended August 29, 2009, our domestic U.S. net sales decreased 29.5 percent year-over-year while domestic orders declined 38.1 percent over the same period last year, or 32.4 percent adjusted for the prior year price increase pull-forward. By comparison, BIFMA reported an estimated year-over-year decrease in shipments and orders of 31.7 percent and 33.5 percent, respectively for the comparable period.

Consolidated Gross Margin
Consolidated gross margin in the first quarter declined 70 basis points to 33.2 percent of net sales compared to the first quarter last year. As a percentage of sales, we experienced declines in the costs of direct materials. Direct labor was higher on a year-over-year basis, nearly all attributable to a higher labor content of the Nemschoff products. Overhead increased as a percentage of sales but declined $10.4 million mainly as a result of the restructuring actions implemented in the third quarter of fiscal 2009. The general price increase effective in August 2008 did not have an impact on gross margins in the current quarter, as the increase was offset with incremental discounts off list price. Details relative to the major components of consolidated gross margin are as follows.

Direct material costs declined 190 basis points from the first quarter last year primarily due to lower cost of raw materials. We estimate that commodity costs decreased $7 million for the quarter compared to the first quarter of fiscal 2009. The biggest decreases were for steel and aluminum. Offsetting these declines in cost was the loss of leverage on fixed overhead as a result of the decline in volume.

Direct labor at 7.0 percent of net sales was 70 basis points higher than the same period last year. This increase is nearly entirely attributable to our acquisition of Nemschoff, which has higher labor as a percentage of sales. As a stand-alone entity, this higher labor content is offset by lower material costs. We expect Nemschoff’s gross margin to be fairly representative of our overall gross margin percentage going forward.

Manufacturing overhead increased 240 basis points as a percentage of sales. This increase was driven by a loss of leverage as a result of the decline in volume, despite our actions to reduce fixed costs as part of our restructuring actions. Our ability to right size our manufacturing environment in connection with our commitment to lean manufacturing principles under the Herman Miller Performance System (HMPS), continues to be our primary means of addressing the financial impact of the cyclical nature of the industry.

Freight costs were 50 basis points lower in the first quarter of fiscal 2010 as compared to the same period last year, a direct result of lower diesel costs when compared to the prior year same period.

On a sequential-quarter basis, consolidated gross margins increased 70 basis points from 32.5 percent of sales reported in the fourth quarter of fiscal 2009. The primary drivers of this improvement are the elimination of the costs related to our wage recovery program, which was not earned in the current quarter, and improvement in commodity pricing. These were partially offset by deeper discounts off our list prices.

Operating Expenses and Operating Earnings
First quarter operating expenses were $93.4 million or 28.8 percent of net sales, a decrease of $12.4 million from the first quarter in fiscal 2009. Our operating expense included $2.6 million of restructuring costs, and $4.5 million of costs associated with the previously mentioned debt retirement actions. Excluding these items, our operating expense would have been $86.3 million, or 18.4 percent lower year-over-year. The current quarter also included $3.9 million in operating expense contributed by Nemschoff. We remain committed to adjusting our operating expenses with business levels as we navigate through a difficult economic environment. A significant driver of the year-over-year improvement is the cost-reduction actions we implemented in the third quarter of fiscal 2009. These were in part offset by continued increases in cost related to our defined benefit plans and our health insurance coverage, which were $2.8 million higher than the prior year same quarter.

Operating expenses and the resulting operating earnings are impacted by changes in foreign currency exchange rates. We estimate this impact to decrease operating expenses by $1.5 million for the quarter.

Operating earnings in the first quarter were $14.1 million compared to $56.6 million in the same period last year. This decline reflects the significant drop in volume affecting the industry. As a percentage of net sales, operating earnings were 4.4 percent as compared to 11.8 percent in the prior year. Excluding the restructuring costs and the cost of the debt retirement, operating income would have been $21.2 million or 6.5 percent of sales. The foreign currency impact on operating earnings was a decrease of approximately $0.2 million for the quarter.

Other Income/Expense and Income Taxes
Net other expenses of $5.8 million in the three-month period ended August 29, 2009 were $0.6 million higher compared to the prior year quarter of $5.2 million. The decline in interest expense is due to lower interest costs, a result of the retirement of $75 million of our 7.125 percent bonds. For the quarter, interest expense of $5.9 million is $0.3 million lower than the same period last year.

We recorded a foreign currency transaction loss in the first quarter of $0.1 million. This compares to a net foreign currency transaction gain of $0.1 million in the same period last year.

The effective tax rates for the three months ended August 29, 2009 and August 30, 2008 were a benefit of 0.7 percent and expense of 35.0 percent, respectively. Driving the decrease in effective tax rates is the finalization of audit years 2005 through 2008 with the Internal Revenue Service. We are anticipating a more normalized tax rate for the rest of the fiscal year and expect our full year rate to be in the range of 28 percent to 30 percent.

Reportable Operating Segments
Our business comprises various operating segments as defined by generally accepted accounting principles in the United States. These operating segments are determined on the basis of how we internally report and evaluate financial information used to make operating decisions. For external reporting purposes, we aggregate these operating segments as follows:

o	North American Furniture Solutions – Includes the business associated with the design, manufacture and sale of furniture products for office, healthcare and educational environments throughout the United States, Canada and Mexico.
o	Non-North American Furniture Solutions – Includes the business associated with the design, manufacture and sale of furniture products, primarily for work-related settings, outside North America.
o	Other — includes our North American residential furniture business as well as other business activities and certain unallocated corporate expenses, if any. Our North American residential furniture business includes the operations associated with the design, manufacture, and sale of furniture products for residential settings in the United States, Canada, and Mexico. Our other business activities are discrete operations, such as Convia, or activities aimed at developing innovative products to serve current and new markets.

Further information regarding our reportable operating segments can be found in Note 9.

Net sales within our North American Furniture Solutions segment were down 31.9 percent to $269.7 million from $395.9 million reported in the first quarter last year. The decrease is a result of a challenging economic environment. Orders within the North American segment decreased by 38.3 percent; in part the decline was exacerbated by the pull-ahead effect of orders in advance of the August 2008 general price increase previously discussed.

Operating earnings in the first quarter within the North American segment were $21.4 million, down from $48.5 million in the first quarter last year. This represents a decrease of $27.1 million or 55.9 percent over the same period last year. This significant decrease in operating earnings is a result of the significant decline in volume, which could not be fully offset by our restructuring actions. As a percentage of sales, operating earnings declined 740 basis points from our first quarter in fiscal 2009.

Net sales within our non-North American Furniture Solutions segment were $41.8 million in the first quarter, a decrease of 40.3 percent from the first quarter of fiscal 2009 when we reported net sales of $70.1 million. This decline is attributed to worldwide recession, as well as the negative impact of currency fluctuations, which reduced sales by $3 million.

The Operating loss in the quarter for our non-North American segment was $1.6 million, a decline of $7.9 million from the prior year. We increased our reserves for bad debt by $1.5 million in the quarter which accounts for nearly all of the operating loss this quarter.

Net sales within the “Other” category were $12.5 million, down only 5.1 percent from the prior year level of $13.1 million. These sales are primarily related to our Herman Miller for the Home business. Orders within this category were $10.7 million, down 46.1 percent over prior year levels. The pull ahead effect of the prior year general price increase contributed significantly to the year over year decline. Operating loss in the quarter for this category was $5.7 million, a decrease of $7.5 million from the operating income of $1.8 million in the prior year first quarter. Operating income for this category includes expenses associated with the operations of Convia.

Financial Condition, Liquidity, and Capital Resources
The table below presents certain key cash flow and capital highlights for the periods indicated.

(In millions)	Three Months Ended

	August 29, 2009	August 30, 2008

Cash and cash equivalents, end of period	$100.3	$147.8
Marketable securities, end of period	11.3	15.8
Cash generated from operating activities	27.2	3.9
Cash used for investing activities	(43.4)	(5.6)
Cash used for financing activities	(76.7)	(3.8)
Capital expenditures	(5.8)	(8.2)
Stock repurchased and retired	(0.7)	--
Interest-bearing debt, end of period (1)	302.1	375.8
Available unsecured credit facility, end of period (2)	138.9	236.9

(1) Amounts shown include the fair market values of the company’s interest rate swap arrangements. The net fair value of these arrangements totaled approximately $2.1 million and $0.8 million at August 29, 2009 and August 30, 2008, respectively.

(2) Amounts shown are net of outstanding letters of credit, which are applied against the company’s unsecured credit facility.

Cash Flow –Operating Activities

Quarter Ended August 29, 2009
We generated $27.2 million in cash from operating activities in the first quarter of fiscal 2010. Working capital changes from the year-end balances drove a source of cash totaling $10.4 million. The main drivers of this improvement in working capital were a reduction in accounts receivable of $20.4 million and a reduction in prepaid assets of $22.4 million. This improvement was partially offset by an increase in the net inventory balance of $4.0 million. Approximately half of the inventory balance increase in the quarter was due to an increase in the amount of direct business, where revenues cannot be recognized until installation is complete.

Quarter Ended August 30, 2008
We generated $3.9 million in cash from operating activities in the first quarter of fiscal 2009. Working capital changes from the prior year-end balances drove a use of cash totaling $45.2 million. The driver of this working capital investment related to the payout for incentive compensation earned in fiscal 2008. In total, employee compensation and benefit accruals decreased $41.7 million from the balances at the end of fiscal 2008. Increased inventory levels drove a $4.5 million use of cash in the quarter.

Under HMPS, we strive to enhance efficiencies and cost savings by minimizing the amount of inventory on-hand. Accordingly, production is order-driven with raw materials purchased as needed to meet order demands. Often we take deliveries from our suppliers multiple times a day. The standard lead-time for the majority of our products is 10 to 20 days. As a result, our inventory turns are high, and these factors can cause our inventory levels to appear relatively low in relation to sales volume.

Cash Flow –Investing Activities
Our most significant cash outflow related to investing activities in the quarter was the acquisition of Nemschoff. The acquisition net of cash totaled $30.4 million. In addition as part of the acquisition we received a note in the amount of $6.7 million with full offset rights against potential contingent payments. We purchased $5.8 million in capital assets during the first quarter of fiscal 2010. This compares to capital spending of $8.2 million in the prior year first quarter. At the end of the first quarter, we had outstanding commitments for capital purchases of $4.0 million. We expect full-year capital purchases to be between $25 million and $30 million. This compares to a full-year capital spending of $25 million in fiscal 2009.

Cash Flow –Financing Activities
Cash outflows for financing activities were $76.7 million in the quarter. In the prior year first quarter, cash used for financing activities was $3.8 million. In the current quarter we retired $75 million of our 7.125 percent coupon bonds as part of a tender offer at 6.0 percent above par value. We returned $1.2 million to shareholders in the form of a dividend payment compared to $4.9 million in the prior year.

As a result of the debt retirement, our interest-bearing debt at the end of the first quarter totaled $302.1 million, down $75.3 million from the balance at the end of fiscal 2009.

Outstanding standby letters of credit totaling $11.1 million are considered as usage against our unsecured revolving credit facility. At the beginning of the fiscal year we amended our credit facility, reducing the amount available from $250 million to $150 million. As a result we received less restrictive financial performance covenants. At the end of the first quarter our availability under this credit facility was $138.9 million. The provisions of our private placement notes and unsecured credit facility require that we adhere to certain covenant restrictions and maintain certain performance ratios. We were in compliance with all such restrictions and performance ratios this quarter and expect to remain in compliance in the future.

We believe cash on hand, cash generated from operations, and our borrowing capacity will provide adequate liquidity to fund near term and future business operations and capital needs.

Contractual Obligations

Contractual obligations associated with our ongoing business and financing activities will require cash payments in future periods. A table summarizing the amounts and estimated timing of these future cash payments was provided in the company’s Form 10-K filing for the year ended May 30, 2009.

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

Variable Interest Entities
On occasion, we provide financial support to certain independent dealers in the form of term loans, lines of credit, and/or loan guarantees that may represent variable interests in such entities. As of August 29, 2009, we were not considered the primary beneficiary of any such dealer relationships under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” Accordingly, we were not required to consolidate the financial statements of any of these entities during the first quarter.

The risks and rewards associated with our interests in these dealerships are primarily limited to our outstanding loans and guarantee amounts. As of August 29, 2009, our maximum exposure to potential losses related to outstanding loans to these other entities totaled $0.4 million.

Contingencies

See Note 14 to the condensed consolidated financial statements.

Critical Accounting Policies

We strive to report our financial results clearly and understandably. We follow accounting principles generally accepted in the United States in preparing our consolidated financial statements, which require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. A summary of our more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in our Form 10-K filing for the year ended May 30, 2009. During the first three months of fiscal 2010, there was no material change in the accounting policies and assumptions previously disclosed.

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

In the normal course of business, the company enters into contracts denominated in foreign currencies. The principal foreign currencies in which the company conducts its business are the British pound (GBP), euro (EUR), Canadian dollar, Japanese yen, Mexican peso, Chinese renminbi (CNY), and Brazilian real (BRL). As of August 29, 2009, eleven contracts in total were placed to offset various currency exposures. To offset net asset exposure denominated in non-functional currency, five forwards contracts were placed including three forward contracts to sell 4.0 million EUR and two forward contracts to sell 4.9 million USD. Conversely, six contracts were placed to offset the company’s net liability exposure denominated in non-functional currency. These contracts included five forward contracts to purchase 5.2 million USD, and one forward contract to purchase 1.6 million GBP.

As of May 30, 2009, nine contracts in total were placed to offset various currency exposures. To offset net asset exposure denominated in non-functional currency, three forward contracts for 4.8 million EUR and three forward contracts for 6.4 million USD were placed. Conversely, three contracts were placed to offset the company’s net liability exposure denominated in non-functional currency. The contracts included 0.5 million BRL, 3.5 million CNY, and 1.6 million of GBP.

Interest Rate Risk
Interest-bearing debt as of the end of the first quarter, excluding the fair market values of our interest rate swap arrangements, totaled $300.0 million. This amount includes obligations associated with the company’s long-term debt securities and private placement notes, as well as any outstanding borrowings against its unsecured revolving credit facility. The company is subject to interest rate variability on $50.0 million of this debt. Accordingly, the cost of servicing this variable-rate debt may increase or decrease in the future as market interest rates change.

As of August 29, 2009, the weighted-average interest rate on the company’s variable-rate debt was approximately 3.1 percent. Based on the level of variable-rate debt outstanding as of that date, a 1 percentage-point increase in the weighted-average interest rate would increase the company’s estimated annual pre-tax interest expense by approximately $0.5 million.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Under the supervision of, and with the participation of management, the company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 29, 2009, and have concluded that as of that date, the company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
There were no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended August 29, 2009, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

HERMAN MILLER, INC.
PART II – OTHER INFORMATION

Item 1:	Legal Proceedings

Referred to in Note 14 of the condensed consolidated financial statements.

Item 1A:	Risk Factors

There have been no material changes from the information provided in the company’s Annual Report on Form 10-K for the year ended May 30, 2009.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(C) Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during the quarter ended August 29, 2009.

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs

5/31/09 - 6/27/09	1,770	$14.06	1,770	$171,072,355

6/28/09 - 7/25/09	74	$17.01	74	$171,071,096

7/26/09 - 8/29/09	41,057	$16.92	41,057	$170,376,762

Total	42,901		42,901

(1) No shares were purchased outside of a publicly announced plan or program.

The company repurchased shares under previously announced plans authorized by the Board of Directors as follows.
•	Plan announced on September 28, 2007, providing share repurchase authorization of $300,000,000 with no specified expiration date.

No repurchase plans expired or were terminated during the first quarter of fiscal 2010, nor do any plans exist under which the company does not intend to make further purchases.

During the period covered by this report, the company did not sell any of its equity shares that were not registered under the Securities Act of 1933.

Item 3 Defaults upon Senior Securities – None

Item 4 Submission of Matters to a Vote of Security Holders - None

Item 5 Other Information – None

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

October 7, 2009	HERMAN MILLER, INC. /s/ Brian C. Walker —————————————— Brian C. Walker Chief Executive Officer

October 7, 2009	/s/ Gregory J. Bylsma —————————————— Gregory J. Bylsma Chief Financial Officer