Form 10-Q
period 2009-11-28
MILLER HERMAN INC
filed 2010-01-06
CIK 66382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

    [ X ]                     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                                OF THE SECURITIES EXCHANGE ACT OF 1934

    [    ]                      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)

                                OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended November 28, 2009	Commission File No. 001-15141F

HERMAN MILLER, INC.

A Michigan Corporation	ID No. 38-0837640

855 East Main Avenue, Zeeland, MI 49464-0302	Phone (616) 654 3000

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

Yes [    ]       No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ X ]  Accelerated filer [   ]  Non-accelerated filer [   ]  Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [    ]   No [ X ]

Common Stock Outstanding at January 4, 2010 – 55,935,840 shares

HERMAN MILLER, INC. FORM 10-Q

FOR THE QUARTER ENDED NOVEMBER 28, 2009

INDEX

Page No.

Part I – Financial Information

Item 1 Condensed Consolidated Balance Sheets –
November 28, 2009, and May 30, 2009	3

Condensed Consolidated Statements of Operations –
Three and Six Months Ended November 28, 2009, and
November 29, 2008	4

Condensed Consolidated Statement of Shareholders’ Equity –
Six Months Ended November 28, 2009	5

Condensed Consolidated Statements of Cash Flows –
Six Months Ended November 28, 2009, and
November 29, 2008	6

Notes to Condensed Consolidated Financial Statements	7

Item 2 Management’s Discussion and Analysis of
Financial Condition and Results of Operations	27

Item 3 Quantitative and Qualitative Disclosures about Market Risk	36

Item 4 Controls and Procedures	38

Part II – Other Information

Item 1 Legal Proceedings	39

Item 1A Risk Factors	39

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3 Defaults upon Senior Securities	40

Item 4 Submission of Matters to a Vote of Security Holders	40

Item 5 Other Information	41

Item 6 Exhibits	41

Signatures	42

HERMAN MILLER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Millions Except Share Data)

(Unaudited)

November 28, 2009	May 30, 2009

ASSETS

Current Assets:

      Cash and cash equivalents

$121.7	$192.9

      Marketable securities

12.0	11.3

      Accounts receivable, net

153.1	148.9

      Inventories:

          Finished goods

27.8	20.5

          Work in process

9.7	4.9

          Raw materials

16.0	11.9

          Total inventories

53.5	37.3

      Prepaid expenses and other

46.4

60.5

      Total current assets

386.7	450.9

Property and Equipment, at cost

742.8	718.0

Less – accumulated depreciation

(556.8)	(538.8)

Net property and equipment

186.0	179.2

Other Assets:

      Goodwill

103.9	69.5

      Other intangible assets, net

46.4	14.5

      Other noncurrent assets

51.4	53.2

      Total other assets

201.7	137.2

Total Assets

$774.4	$767.3

LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities:

      Current maturities of long-term debt

─	75.0

      Accounts payable

89.6	79.1

      Accrued compensation and benefits

52.2	50.0

      Unearned revenue

11.3	11.2

      Accrued income tax and other taxes

9.8	19.0

      Other accrued liabilities

52.4	47.9

      Total current liabilities

215.3	282.2

Long-term Liabilities:

      Long-term debt, less current maturities

302.1	302.4

      Pension and post-retirement benefits

138.1	133.4

      Income tax liabilities

7.3	10.3

      Other liabilities

55.2	31.0

      Total long-term liabilities

502.7	477.1

Total Liabilities

718.0	759.3

Shareholders’ Equity:

     Preferred stock, no par value (10,000,000 shares authorized, none issued)

—

—

     Common stock, $0.20 par value (240,000,000 shares authorized)

11.2	10.8

     Additional paid-in capital

36.2

5.9

      Retained earnings

144.6	129.2

      Accumulated other comprehensive loss

(131.9)	(134.1)

      Key executive deferred compensation plans

(3.7)	(3.8)

      Total Shareholders’ Equity

56.4	8.0

Total Liabilities and Shareholders’ Equity

$774.4	$767.3

See accompanying notes to condensed consolidated financial statements

HERMAN MILLER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Millions, Except Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	November 28, 2009	November 29, 2008	November 28, 2009	November 29, 2008
Net Sales	$343.7	$476.6	$667.7	$955.7

Cost of Sales	232.9	321.2	449.4	637.9

Gross Margin	110.8	155.4	218.3	317.8

Operating Expenses	89.9	100.4	180.7	206.2

Restructuring Expenses	2.2	0.4	4.8	0.4

Operating Earnings	18.7	54.6	32.8	111.2

Other Expenses (Income):
Interest expense	5.2	6.0	11.2	12.2
Other, net	(1.0)	(0.4)	(1.2)	(1.4)

Earnings Before Income Taxes	14.5	49.0	22.8	100.4

Income Tax Expense	4.9	16.4	4.8	34.4

Net Earnings	$9.6	$32.6	$18.0	$66.0

Earnings Per Share – Basic	$0.17	$0.61	$.32	$1.21

Earnings Per Share – Diluted	$0.17	$0.60	$.31	$1.20

Dividends Declared, per share	$0.0220	$0.0880	$0.0440	$0.1760

See accompanying notes to condensed consolidated financial statements

HERMAN MILLER, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Dollars in Millions Except Share Data)

(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Key Exec. Deferred Comp.	Total Shareholders’ Equity
Balance, May 30, 2009	53,826,061	$10.8	$5.9	$129.2	$(134.1)	$(3.8)	$8.0
Net earnings

—

—

—

18.0

—

—

18.0

Foreign currency translation adjustment

—

—

—

—

1.8

—

1.8

Unrealized holding gain on available-for-sale securities

—

—

—

—

0.4

—

0.4

Total comprehensive income							20.2
Cash dividends declared

—

—

—

(2.6)

—

—

(2.6)

Acquisition of Nemschoff

2,041,666

		0.4

28.3

—

—

—

28.7

Employee stock purchase plan

73,112

—

1.1

—

—

—

1.1

Repurchase and retirement of common stock

(42,903)

—

(0.7)

—

—

—

(0.7)

Restricted stock units compensation expense

4,897

—

0.7

—

—

—

0.7

Stock grants compensation expense

20,481

—

0.2

—

—

—

0.2

Stock option compensation expense

—

—

1.2

—

—

—

1.2

Deferred compensation plan

—

—

(0.5)

—

—

0.1

(0.4)

Balance, November 28, 2009	55,923,314	$11.2	$36.2	$144.6	$(131.9)	$(3.7)	$56.4

See accompanying notes to condensed consolidated financial statements

HERMAN MILLER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

CASH FLOWS

(Dollars in Millions)

(Unaudited)

Six Months Ended

November 28,

2009

November 29,

2008

Cash Flows from Operating Activities:
Net earnings	$18.0	$66.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	21.9	22.0
Stock-based compensation	2.3	3.5
Pension benefits	4.9	1.6
Gain on sale of dealership	(0.1)	(0.8)
Other, net	(5.5)	4.3
Decrease in current assets	8.4	10.9
Increase (decrease) in current liabilities	4.5	(61.8)
Net Cash Provided by Operating Activities	54.4	45.7

Cash Flows from Investing Activities:
Notes receivable, net	(6.5)	—
Marketable security purchases	(4.4)	(2.4)
Marketable security sales	4.1	2.5
Capital expenditures	(11.4)	(15.8)
Acquisitions, net of cash	(30.4)	(2.9)
Other, net	(1.1)	1.7
Net Cash Used for Investing Activities	(49.7)	(16.9)

Cash Flows from Financing Activities:
Net long-term debt repayments	(75.0)	—
Dividends paid	(2.4)	(9.8)
Common stock issued	0.5	1.9
Common stock repurchased and retired	(0.7)	(0.2)
Net Cash Used for Financing Activities	(77.6)	(8.1)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	1.7	(10.0)

Net Increase (Decrease) in Cash and Cash Equivalents	(71.2)	10.7

Cash and Cash Equivalents, Beginning of Period	192.9	155.4

Cash and Cash Equivalents, End of Period	$121.7	$166.1

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position of the company as of November 28, 2009, and the results of its operations and cash flows for the interim periods presented. Operating results for the six-month period ended November 28, 2009, are not necessarily indicative of the results that may be expected for the year ending May 29, 2010. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the company’s Form 10-K filing for the year ended May 30, 2009.

In July 2009, the Financial Accounting Standards Board (FASB) issued the FASB Accounting Standards Codification (ASC), which the company adopted in the second quarter of fiscal 2010. There were no changes to our consolidated financial statements and related disclosures due to our adoption and implementation of the ASC, other than changes in reference in these financial statements to the various authoritative accounting pronouncements contained within the ASC (see Note 10).

2. FISCAL YEAR

The company’s fiscal year ends on the Saturday closest to May 31. Fiscal 2010, the year ending May 29, 2010, and fiscal 2009, the year ended May 30, 2009, each contain 52 weeks. The first six months of fiscal 2010 and fiscal 2009 each contained 26 weeks. The three-month periods ended November 28, 2009, and November 29, 2008, each contained 13 weeks.

3. FOREIGN CURRENCY TRANSLATION

The functional currency for significant foreign subsidiaries is the local currency. The cumulative effect of translating the balance sheet accounts from the functional currency into the United States dollar using period-end exchange rates and translating revenue and expense accounts using average exchange rates for the period is reflected as a component of “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets. The financial statement impact resulting from remeasuring all foreign currency transactions into the appropriate functional currency, which was included in “Other Expenses (Income)” in the Condensed Consolidated Statements of Operations was a negligible gain amount and a net loss of $0.1 million for the three and six month periods ended November 28, 2009, respectively.  For the three and six-month periods ending November 29, 2008, the financial statement impact was a net loss of $0.1 million and a negligible loss, respectively.

4. COMPREHENSIVE INCOME

Comprehensive income consists of net earnings, foreign currency translation adjustments, pension and post-retirement liability adjustments and unrealized holding gain (loss) on “available-for-sale” securities. Comprehensive income was $10.9 million and $18.5 million for the three months ended November 28, 2009, and November 29, 2008, respectively. For the six months ended November 28, 2009, and November 29, 2008, comprehensive income was $20.2 million and $47.4 million, respectively. The following table presents the components of “Accumulated other comprehensive loss” for the period indicated.

(In millions)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Liability Adjustments (net of tax)	Unrealized Holding Period Gain (Loss) (net of tax)	Total Accumulated Other Comprehensive Income (Loss)
Balance, May 30, 2009	$(9.4)	$(124.4)	$(0.3)	$(134.1)
Other comprehensive income for the six months ended November 28, 2009	1.8	—	0.4	2.2
Balance, November 28, 2009	$(7.6)	$(124.4)	$0.1	$(131.9)

5. COMMON STOCK AND EARNINGS PER SHARE

The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS).

	Three Months Ended		Six Months Ended
	November 28, 2009	November 29, 2008	November 28, 2009	November 29, 2008
Numerators:
Numerator for basic EPS, net earnings (In millions)	$9.6	$32.6	$18.0	$66.0
Income from adjustments to contingent consideration that can be settled in common stock at the company’s option, net of tax (In millions)	0.4	—	(0.3)	—
Numerator for diluted EPS, net earnings (In millions)	$10.0	$32.6	$17.7	$66.0

Denominators:
Denominator for basic EPS, weighted-average common shares outstanding	55,854,672	53,703,598	55,509,700	54,652,646

Potentially dilutive shares resulting from stock plans and contingent consideration issued for acquisition	1,639,210	415,483	1,662,056	420,010

Denominator for diluted EPS	57,493,882	54,119,081	57,171,756	55,072,656

Options to purchase 2,860,260 and 2,946,700 shares of common stock for the three months ended November 28, 2009 and November 29, 2008, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive. Options to purchase 2,814,364 and 2,696,102 shares of common stock for the six months ended November 28, 2009 and November 29, 2008, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.

The company grants restricted stock units to certain key employees which are included in the denominator for diluted EPS. Each restricted stock unit represents one equivalent share of the company’s common stock to be awarded, free of restrictions, after the vesting period.  However, these shares do not entitle participants to the rights of shareholders of common stock, such as voting rights, and they are forfeitable at all times prior to the vesting date. Dividend-equivalent awards are credited and accumulate quarterly and are forfeitable at all times until vested.

On June 24, 2009 the company acquired Nemschoff Chairs, LLC (Nemschoff) and established liabilities for contingent consideration related to the acquisition.  This contingent consideration may be settled in cash or stock at the discretion of the company and, therefore, any income or loss associated with adjustments to these liabilities is excluded from the numerator when computing diluted earnings per share.  The number of shares required to settle the contingent consideration are included in the denominator of potentially dilutive shares.

6. STOCK-BASED COMPENSATION

The company accounts for stock-based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718, Compensation-Stock Compensation (“ASC Topic 718”).  Compensation costs related to the company’s stock-based compensation plans were $1.0 million and $1.6 million for the three months ended November 28, 2009 and November 29, 2008, respectively. The related income tax benefit for the respective three-month periods was $0.4 million and $0.5 million. For the six months ended November 28, 2009 and November 29, 2008, compensation costs were $2.3 million and $3.5 million, respectively. The related income tax benefit for the respective six-month periods was $0.8 million and $1.2 million.

Stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three months ended November 28, 2009 and November 29, 2008 has been reduced for estimated forfeitures, as it is based on awards ultimately expected to vest. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

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

The company estimated the fair value of employee stock options on the date of grant using the Black-Scholes model. In determining these values, the following weighted-average assumptions were used for the periods indicated.  No stock options were granted during the three months ended November 28, 2009 and November 29, 2008, therefore, there are no valuation assumptions shown for these periods.

	Six Months Ended
	November 28, 2009	November 29, 2008
Risk-free interest rates (1)	2.8%	3.6%
Expected term of options (2)	5.5 years	5.5 years
Expected volatility (3)	41%	33%
Dividend yield (4)	0.6%	1.4%
Weighted-average grant-date fair value of stock options:
Granted with exercise prices equal to the fair market value of the stock on the date of grant	$6.24	$8.09
Granted with exercise prices greater than the fair market value of the stock on the date of grant	$ —	$ —

(1)    Represents the U.S. Treasury yield over the same period as the expected option term.

(2)    Represents the period of time that options granted are expected to be outstanding. Based on analysis of historical option exercise activity, the company has determined that all employee groups typically exhibit similar exercise and post-vesting termination behavior.

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

Restricted Stock Grants

From time to time, the company grants restricted common stock to certain key employees. Shares are granted in the name of the employee, who has all the rights of a shareholder, subject to certain restrictions on transferability and risk of forfeiture. The grants are subject to either cliff-based or graded vesting over a period not to exceed five years, and are subject to forfeiture if the employee ceases to be employed by the company for certain reasons. After the vesting period, the risk of forfeiture and restrictions on transferability lapse. The company recognizes the related compensation expense on a straight-line basis over the requisite service period.

Restricted Stock Units

The company grants restricted stock units to certain key employees. This program provided that the actual number of restricted stock units awarded was tied in part to the company’s annual financial performance for the year on which the grant was based. The awards generally cliff-vest after a five-year service period, with prorated vesting under certain circumstances and continued vesting into retirement. Each restricted stock unit represents one equivalent share of the company’s common stock to be awarded, free of restrictions, after the vesting period. However, these shares do not entitle participants to the rights of shareholders of common stock, such as voting rights, and they are forfeitable at all times prior to the vesting date.  Compensation expense related to these awards is recognized over the requisite service period, which includes any applicable performance period. Dividend-equivalent awards are credited quarterly.

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

Employee Stock Purchase Program

Under the terms of the company’s Employee Stock Purchase Plan, four million shares of authorized common stock were reserved for purchase by plan participants at 85.0 percent of the market price. The company recognizes pre-tax compensation expense related to the market value discount.

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

Cash payments for income taxes and interest were as follows.

 (In millions)

	Three Months Ended		Six Months Ended
	November 28, 2009	November 29, 2008	November 28, 2009	November 29, 2008
Income taxes paid, net	$11.0	$29.4	$7.3	$38.2
Interest paid	$2.6	$5.9	$8.9	$12.2

8. MARKETABLE SECURITIES

The company maintains a portfolio of marketable securities primarily comprised of investment grade fixed-income securities and market-indexed equity based mutual funds. These investments are held by the company’s wholly-owned insurance captive and are considered “available-for-sale” as defined in ASC Topic 320, Investments-Debt and Equity Securities (“ASC Topic 320”). Accordingly, they have been recorded at fair market value based on quoted market prices, with the resulting net unrealized holding gains or losses reflected, net of tax, as a component of “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets (see Note 4).

Net investment income recognized in the Condensed Consolidated Statements of Operations resulting from these investments totaled approximately $0.2 million for the three-month period ended November 28, 2009, and were negligible for the three-month period ending November 29, 2008.  Net investment income totaled approximately $0.3 million and $0.1 million for each of the six-month periods ending November 28, 2009 and November 29, 2008, respectively.

ASC Topic 320 provides guidance on determining when an investment is other-than-temporarily impaired. The company reviews its fixed income and equity investment portfolio for any unrealized losses that would be deemed other-than-temporary and require the recognition of an impairment loss in income. If the cost of an investment exceeds its fair value, the company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the company’s intent to hold the investments and whether it is more likely than not that the company will be required to sell the investments before recovery of their amortized cost basis. The company also considers the type of security, related-industry and sector performance, as well as published investment ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. If conditions within individual markets, industry segments, or macro-economic environments deteriorate, the company could incur future impairments. In the fourth quarter of fiscal 2009, the company determined that equity investment losses of $0.6 million represented an other-than-temporary impairment and, accordingly, these losses were recognized in the consolidated statement of operations. In the second quarter of fiscal 2010, the company determined that certain debt securities had other-than-temporarily impaired assets in the amount of $0.8 million.  Of these losses, $0.4 million were determined to be credit-related and were, therefore, recognized in the Statement of Operations, Other Expenses, Other, net line item.  The remainder of the impairment is recognized as a component of comprehensive income and is shown net in the company’s Consolidated Statement of Shareholders’ Equity, Unrealized holding gain on available-for-sale-securities line item.

	November 28, 2009
(In millions)

Cost

Unrealized

Gain

Unrealized

Loss

				Market Value
U.S. Government & Agency Debt	$4.0	$ 0.1	$ —	$4.1
Corporate Investments	4.3	0.2	—	4.5
Mortgage-Backed	2.8	0.1	(0.1)	2.8
Other Debt	0.6	—	—	0.6
Total	$11.7	$ 0.4	$(0.1)	$12.0

The following is a summary of the carrying and market values of the company’s marketable securities as of the respective dates.

	May 30, 2009
(In millions)

Cost

Unrealized

Gain

Unrealized

Loss

				Market Value
U.S. Government & Agency Debt	$3.6	$ 0.3	$─	$3.9
Corporate Investments	3.9	—	—	3.9
Mortgage-Backed	3.8	—	(0.6)	3.2
Other Debt	0.5	—	(0.2)	0.3
Total	$11.8	$ 0.3	$(0.8)	$11.3

Maturities of debt securities included in marketable securities as of November 28, 2009, are as follows.

(In millions)	Cost	Market Value
Due within one year	$2.1	$2.1
Due after one year through five years	8.3	8.4
Due after five years through ten years	0.2	0.3
Due after ten years	0.2	0.1
Total	$10.8	$10.9

Investments that are in unrealized loss positions as of November 28, 2009 are as follows:

(In millions)	Aggregate Unrealized Loss	Aggregate Fair Value
Less than one year	$─	$─
Greater than one year	$0.1	$1.7

9. OPERATING SEGMENTS

The company is comprised of two primary reportable operating segments as defined in ASC Topic 280, Segment Reporting (“ASC Topic 280”); North American Furniture Solutions and non-North American Furniture Solutions.

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

	Three Months Ended		Six Months Ended
(In millions)	November 28, 2009	November 29, 2008	November 28, 2009	November 29, 2008
Net Sales:
North American Furniture Solutions	$283.0	$389.3	$552.7	$785.2
Non-North American Furniture Solutions	49.0	72.4	90.8	142.5
Other	11.7	14.9	24.2	28.0
Total	$343.7	$476.6	$667.7	$955.7
Depreciation and Amortization:
North American Furniture Solutions	$9.9	$9.2	$19.5	$18.5
Non-North American Furniture Solutions	0.8	1.2	1.6	2.7
Other	0.4	0.4	0.8	0.8
Total	$11.1	$10.8	$21.9	$22.0
Operating Earnings:
North American Furniture Solutions	$19.2	$47.3	$40.6	$95.8
Non-North American Furniture Solutions	1.0	5.7	(0.6)	12.0
Other	(1.5)	1.6	(7.2)	3.4
Total	$18.7	$54.6	$32.8	$111.2
Capital Expenditures:
North American Furniture Solutions	$5.4	$6.5	$11.0	$13.7
Non-North American Furniture Solutions	0.2	1.1	0.4	2.0
Other	—	—	—	0.1
Total	$5.6	$7.6	$11.4	$15.8

(In millions)	November 28, 2009	May 30, 2009
Total Assets:
North American Furniture Solutions	$637.7	$628.7
Non-North American Furniture Solutions	117.6	110.7
Other	19.1	27.9
Total	$774.4	$767.3

The accounting policies of the reportable operating segments are the same as those of the company. Additionally, the company employs a methodology for allocating corporate costs and assets with the underlying objective of this methodology being to allocate corporate costs according to the relative usage of the underlying resources and to allocate corporate assets according to the relative expected benefit. The company has determined that allocation based on relative net sales is most appropriate for all expenses. The majority of corporate costs are allocated to the operating segments; however, certain costs generally considered the result of isolated business decisions are not subject to allocation and are evaluated separately from the rest of the regular ongoing business operations.  For example, restructuring charges that are reflected in operating earnings are allocated to the “Other” category.

10. NEW ACCOUNTING STANDARDS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards (“SFAS”) No. 168—The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“SFAS No. 168”), now known as FASB Accounting Standards Codification (“ASC”) Topic 105—Generally Accepted Accounting Principles (“ASC Topic 105”). The FASB ASC has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The ASC now supersedes all previous existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the ASC has become non-authoritative. As a result, these changes will have an impact on how companies reference GAAP in their financial statements. The company has adopted this new accounting standard in this quarterly report by providing references to the ASC Topics.

In May 2009, FASB issued Statement of Financial Accounting Standards (SFAS) No. 165, Subsequent Events (SFAS No. 165). The statement establishes principles and requirements for subsequent events. The standard also sets forth the period after the balance sheet date during which management shall evaluate events/transactions that may occur for potential recognition or disclosure in its financial statements. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. The company has evaluated subsequent events in accordance with SFAS No. 165 from its interim balance sheet date of November 28, 2009, through January 6, 2010, and concluded that no events or transactions require disclosure or recognition in its financial statements. In the ASC, SFAS No. 165 is contained in ASC Topic 855, Subsequent Events.

In April 2009, the FASB released FASB Staff Position FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2). Under FSP FAS 115-2, impairment for debt securities, in certain circumstances, is separated into the credit loss amount recognized in earnings and the amount related to all other factors (non-credit loss) recognized in other comprehensive income, net of applicable taxes. FSP FAS 115-2 is effective for interim and annual periods ending after June 15, 2009 and was adopted by the company during the fourth quarter of fiscal 2009.  Under the ASC, this new FSP guidance is now codified under ASC Topic 320, Investment-Debt and Equity Securities.

The company adopted the provisions of Financial Accounting Standards Board (FASB) Statement No. 141(R), Business Combinations - a replacement of FASB Statement No. 141, on May 31, 2009. This Statement significantly changes the principles and requirements for how an acquisition is recognized and measured in a company's financial statements including the identifiable assets acquired and the liabilities assumed. This Statement also provides guidance for recognizing and measuring goodwill acquired in a business combination and required disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The required disclosures regarding Business Combinations are included in Note 17 to the Condensed Consolidated Financial Statements. Under the ASC, this guidance is now codified under ASC Topic 805, Business Combinations.

The company adopted the provisions of FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, on May 31, 2009. This FSP expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to interim periods. The required disclosures regarding the fair value of financial instruments are included in Notes 8 and 11 to the Condensed Consolidated Financial Statements. Under the ASC, this new FSP guidance is now codified under ASC Topic 825, Financial Instruments.

On December 30, 2008, the FASB issued FSP SFAS No. 132(R)-1, Employer’s Disclosures about Postretirement Benefit Plan Assets (FSP SFAS No. 132(R)-1). This FSP amends FASB Statement No. 132 (Revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits (SFAS No. 132(R)), to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by FSP SFAS No. 132(R)-1 shall be provided for fiscal years ending after December 15, 2009 (fiscal 2010 for the company). Upon initial application, the provisions of FSP SFAS No. 132(R)-1 are not required for earlier periods that are presented for comparative purposes. Early application of the provisions of FSP SFAS No. 132(R)-1 is permitted. Since FSP SFAS No. 132(R)-1 requires only additional disclosures concerning plan assets, therefore adoption of FSP SFAS No. 132(R)-1 is not expected to have a material impact to the company’s financial statements. Under the FASB ASC, this new FSP guidance is now codified under ASC Topic 715, Compensation-Retirement Benefits.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards (“SFAS”) No. 167-Amendments to FASB Interpretation No. 46(r). (“SFAS No. 167”).  SFAS 167 relates to variable interest entities (VIEs) and modifies when VIEs should be consolidated. The guidance clarifies that the determination to consolidate an entity is based on, among other things, an entity's purpose and design to direct the activities of an entity that most significantly impacts the entity's economic performance. As of this time, SFAS 167 has not been added to the ASC.  The guidance is effective as of the first quarter of fiscal 2011 for the company.  As a result, we are currently evaluating the impact to our consolidated financial statements.

11. FAIR VALUE

FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”), gives a comprehensive framework for measuring the fair value of assets and liabilities and expands disclosures about fair value measurements.  Specifically, this ASC Topic sets forth a definition of fair value, and establishes a hierarchy prioritizing the use of inputs in valuation techniques. This ASC Topic defines levels within the hierarchy as follows:

  Level 1 – Financial instruments with unadjusted, quoted prices listed on active market exchanges.
  Level 2 – Financial instruments lacking unadjusted, quoted prices from active market exchanges, including over-the-counter traded financial instruments. Financial instrument values are determined using prices for recently traded financial instruments with similar underlying terms and direct or indirect observational inputs, such as interest rates and yield curves at commonly quoted intervals.
  Level 3 – Financial instruments not actively traded on a market exchange and there is little, if any, market activity. Values are determined using significant unobservable inputs or valuation techniques.

The following describes the methods the company uses to estimate the fair value of financial assets and liabilities, of which there have been no significant changes in the current period:

Available-for-sale securities - the company’s Level 1 available-for-sale marketable securities primarily include market-indexed mutual funds with values being determined by quoted prices from active market exchanges. The company’s Level 2 available-for-sale marketable securities primarily include U.S. government and agency securities, asset-backed debt securities and corporate debt securities. The company’s Level 2 available-for-sale marketable securities values are determined using prices for recently traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Interest rate swap agreements and foreign currency forward contracts – the company’s Level 2 interest rate swap agreements and foreign currency forward contracts values are determined using a market approach based on rates obtained from active markets.

Foreign currency exchange contracts - the company values foreign currency exchange contracts using an approach based on foreign currency exchange rates obtained from active markets. The estimated fair value of forward currency exchange contracts is based on month-end spot rates as adjusted by market-based current activity.

The company adopted the provisions of  ASC Topic 820 for financial assets and liabilities in the first quarter of fiscal 2008, and to its non-financial assets and liabilities in the first quarter of fiscal 2009, neither of which had a material impact on the company’s consolidated financial statements. The following table sets forth financial assets and liabilities measured at fair value in the Condensed Consolidated Balance Sheets and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of November 28, 2009.

(In millions)	Fair Value Measurements at Reporting Date
Financial Assets	As of November 28, 2009	Using (Level 1)	Using (Level 2)
Available-for-sale marketable securities	$12.0	$4.3	$7.7
Interest rate swap agreements	2.1	—	2.1
Foreign currency forward contracts	0.2	—	0.2
Deferred compensation plan	1.8	1.8	—
Total	$16.1	$6.1	$10.0

FASB ASC Topic 825, Financial Instruments (“ASC Topic 825”) expands the use of fair value measurement by permitting entities to choose to measure at fair value, many financial instruments and certain other items that are not currently required to be measured at fair value. The company adopted the provisions of ASC Topic 825 at the beginning of fiscal 2009 and has elected not to expand the use of fair value accounting beyond those assets and liabilities currently required to use this basis of measurement.

12. OTHER INTANGIBLE ASSETS

Other intangible assets are comprised of patents, trademarks and intellectual property rights. As of November 28, 2009, the combined gross carrying value and accumulated amortization was $57.6 million and $11.2 million, respectively. As of May 30, 2009, these amounts totaled $24.0 million and $9.5 million, respectively. Definite lived intangible assets are amortized over periods ranging from 5 to 17 years.  The increase in fiscal 2010 is primarily due to the acquisition of Nemschoff, which included intangibles from trade names that have an indefinite life and are therefore not amortized; see FN 17 for further discussion.

Amortization expense related to intangible assets totaled approximately $0.7 million and $0.6 million for the three month periods ended November 28, 2009, and November 29, 2008, respectively. For the six months ended November 28, 2009, and November 29, 2008, amortization expense related to intangible assets totaled approximately $1.4  million and $1.1 million, respectively.

Estimated amortization expense for intangible assets as of November 28, 2009, for each of the succeeding fiscal years is as follows:

(In millions)	Remaining 2010	$2.1
	2011	$2.9
	2012	$2.7
	2013	$1.9
	2014	$1.8

13. LONG TERM DEBT

In January, 2008, the company issued a total of $200 million in senior unsecured private placement notes.  Notes in the principal amount of $150 million bear interest at 6.42 percent and are due in January 2018.  The remaining $50 million in private placement notes bear interest at 5.94 percent and are due in January 2015.  Related interest payments are due semi-annually.

During the first quarter of fiscal 2010 we renegotiated the syndicated revolving line of credit, reducing our availability from $250 million to $150 million, while giving us additional covenant flexibility. This facility expires in June 2012 and outstanding borrowings bear interest at rates based on the prime rate, federal funds rate, LIBOR, or negotiated rates as outlined in the agreement. Interest is payable periodically throughout the period a borrowing is outstanding. As of November 28, 2009 and May 30, 2009, total usage against this facility was $11.1 million and $13.1 million respectively, all of which related to outstanding letters of credit.

In March, 2001, the company sold publicly registered debt securities totaling $175 million. These notes mature on March 15, 2011 and bear an annual interest rate of 7.125 percent, with interest payments due semi-annually.   During the first quarter of fiscal 2010, we completed the repurchase of $75 million of the registered debt securities. In addition to improving our covenant metrics this action reduces our future interest expense by approximately $1.3 million per quarter.

The company previously entered into a fixed-to-floating interest rate swap agreement, which expires on March 15, 2011, and effectively converts $50 million of fixed-rate debt securities to a floating-rate basis.  The fair value of this swap instrument, which is based upon expected LIBOR rates over the remaining term of the instrument, was approximately $2.1 million at November 28, 2009, and is reflected as an addition to long-term debt and an offsetting addition to other long-term assets in the Condensed Consolidated Balance Sheet. As of May 30, 2009, the fair value of approximately $2.4 million is reflected as a reduction to long-term debt and an offsetting addition to other long-term liabilities. The floating interest rate for this agreement is based on the six-month LIBOR, set in-arrears at the end of each semi-annual period, which is estimated to be 3.4 percent and 3.5 percent at November 28, 2009 and May 30, 2009, respectively. The next scheduled interest rate reset date is in March 2010.

As of November 28, 2009, a total of $50.0 million of the company’s outstanding debt was effectively converted to a variable-rate basis as a result of the remaining interest rate swap arrangement.  This swap is a fair-value hedge and qualifies for hedge-accounting treatment using the “short-cut” method under the provisions of the FASB ASC Topic 815, Derivatives and Hedging (“ASC Topic 815”).  Under this accounting treatment, the change in the fair value of the interest rate swap is equal to the change in value of the related hedged debt and, as a result, there is no net effect on earnings. This agreement requires the company to pay floating-rate interest payments in return for receiving fixed-rate interest payments that coincide with the semi-annual payments to the debt holders at the same date.

The counterparty to this swap instrument is a large financial institution which the company believes is of high-quality creditworthiness. While the company may be exposed to potential losses due to the credit risk of non-performance by this counterparty, such losses are not anticipated. The impact of the swap arrangement on interest expense was a reduction of $ 0.4 million and $ 0.3 million for the three-month periods ended November 28, 2009, and November 29, 2008, respectively. The impact on interest expense due to the swap arrangements for the six months ended November 28, 2009 and November 29, 2008, was a reduction of $ 0.9 million and $ 0.5 million, respectively.

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

(In millions)

Three Months Ended

Six Months Ended

	November 28, 2009	November 29, 2008	November 28, 2009	November 29, 2008
Accrual Balance – beginning	$15.4	$15.2	$15.4	$14.9
Accrual for warranty matters	2.9	2.9

5.8

6.2

Settlements and adjustments

(2.9)

(3.1)

			(5.8)	(6.1)
Accrual Balance – ending	$15.4	$15.0	$15.4	$15.0

Other Guarantees

The company is periodically required to provide performance bonds in order to do business with certain customers. These arrangements are common and generally have terms ranging between one and three years. The bonds are required to provide assurances to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies; however, the company is ultimately liable for claims that may occur against them. As of November 28, 2009, the company had a maximum financial exposure related to performance bonds totaling approximately $13.1 million. The company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements. The company also believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company’s financial statements. Accordingly, no liability has been recorded as of November 28, 2009 and May 30, 2009.

The company has entered into standby letter of credit arrangements for the purpose of protecting various insurance companies against default on the payment of certain premiums and claims. A majority of these arrangements are related to the company’s wholly-owned captive insurance company. As of November 28, 2009, the company had a maximum financial exposure from these standby letters of credit totaling approximately $11.1 million. The company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company’s financial statements. Accordingly, no liability has been recorded as of November 28, 2009 and May 30, 2009.

Contingencies

The company leases a facility in the U.K. under an agreement that will expire in June 2012.  Under the terms of the lease, the company is required to perform the maintenance and repairs necessary to address the general dilapidation of the facility. The ultimate cost of this provision to the company is dependent on a number of factors including, but not limited to, the future use of the facility by the lessor and whether the company chooses and is permitted to renew the lease term. The company has estimated the cost of these maintenance and repairs to be between $0 and $3 million, depending on the outcome of future plans and negotiations.  As a result, the estimated liability of $1.0 million has been recorded as a liability reflected under the caption “Other liabilities” in the Condensed Consolidated Balance Sheets at both November 28, 2009, and May 30, 2009.

The company has a lease obligation in the U.K. until May 2014 for a facility that it previously exited.  The estimated liability of $1.7 million and $1.6 million is reflected under the caption “Other liabilities” in the Condensed Consolidated Balance Sheets at November 28, 2009 and May 30, 2009 respectively.

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

15. INCOME TAXES

The effective tax rates for the three months ended November 28, 2009 and November 29, 2008, were 34.0 percent and 33.5 percent, respectively. For the six months ended November 28, 2009 and November 29, 2008, the effective tax rates were 21.2 percent and 34.3 percent, respectively.  The company’s United States federal statutory rate is 35.0 percent.  The effective rate in the current year is below the statutory rate primarily due to the reduction of uncertain tax benefits reserve in relationship to the closure of an Internal Revenue Service (IRS) audit for the fiscal years 2005 through 2008, the manufacturing deduction under the American Jobs Creation Act of 2004 (AJCA) and the research and development credits.  The effective tax rate in the prior year was below the statutory rate primarily due to the manufacturing deduction under the AJCA and increased research and development credits due to the retro-active extension of the credit back to January 1, 2008.

The company has income tax accruals associated with uncertain tax benefits totaling $3.8 million and $7.8 million as of November 28, 2009 and November 29, 2008, respectively. In July 2009, the IRS closed its examination of the fiscal years 2005 through 2008.  With the closure of the audit, the company recognized a $2.9 million tax benefit from adjusting reserves for uncertain tax positions in the quarter ended August 29, 2009.

The company recognizes interest and penalties related to uncertain tax benefits through income tax expense in its statement of operations. Interest and penalties recognized in the company’s Condensed Consolidated Statements of Operations during the six-month periods ended November 28, 2009 and November 29, 2008 were a benefit of $0.2 million and expense of $0.2 million respectively. As of November 28, 2009 and November 29, 2008, the company’s recorded liability for potential interest and penalties related to uncertain tax benefits totaled $0.8 million for both periods.

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

The company is no longer subject to U.S. federal income tax examinations by tax authorities for fiscal years prior to 2008.  For the majority of other tax jurisdictions, including state and local, and non-U.S. jurisdictions, the company is no longer subject to income tax examinations by tax authorities for fiscal years before 2005.

16. EMPLOYEE BENEFIT PLANS

The following tables summarize the costs of the company’s employee pension and other post-retirement plans for the periods indicated.

(In millions)	Three Months Ended
	Pension Benefits		Other Post-Retirement Benefits
	November 28, 2009	November 29, 2008	November 28, 2009	November 29, 2008
Domestic:
Service cost	$2.1	$2.1	$—	$—
Interest cost	4.4	4.8	0.1	0.2
Expected return on plan assets	(4.6)	(5.5)	—	—
Net amortization loss	0.7	1.0	—	—
Net periodic benefit cost	$2.6	$2.4	$0.1	$0.2

International:
Service cost	$—	$0.5
Interest cost	1.1	1.2
Expected return on plan assets	(1.1)	(1.2)
Net amortization loss	0.2	0.2
Net periodic benefit cost	$0.2	$0.7

(In millions)	Six Months Ended
	Pension Benefits		Other Post-Retirement Benefits
	November 28, 2009	November 29, 2008	November 28, 2009	November 29, 2008
Domestic:
Service cost	$4.0	$4.1	$—	$—
Interest cost	9.0	9.1	0.3	0.4
Expected return on plan assets	(9.2)	(11.0)	—	—
Net amortization loss	1.5	1.3	0.1	0.1
Net periodic benefit cost	$5.3	$3.5	$0.4	$0.5

International:
Service cost	$—	$1.1
Interest cost	2.2	2.5
Expected return on plan assets	(2.2)	(2.5)
Net amortization loss	0.4	0.5
Net periodic benefit cost	$0.4	$1.6

The company is currently evaluating what voluntary contributions, if any, will be made to its various employee retirement plans in fiscal 2010. Actual contributions will be dependent upon investment returns, changes in pension obligations, and other economic and regulatory factors.  Given the recent past experience of asset performance and yields on high-quality corporate bonds, we believe that it is possible that significant funding of our primary domestic pension plan may well be necessary.  While it is difficult to know what funding, if any, will be needed due to the complex nature of the variables involved in calculating funding requirements and the volatility of these variables in the market, we currently estimate that the range of funding for the primary domestic benefit plan is between $0 and $19 million in fiscal 2010 and up to $17 million in fiscal 2011.

17. ACQUISITIONS AND DIVESTITURES

On February 1, 2008, the company completed its acquisition of the stock of Brandrud Furniture, Inc. (Brandrud), an Auburn, Washington based manufacturer of healthcare furnishings. With annual net sales of approximately $20 million at the time of acquisition, Brandrud focuses on seating products for patient rooms, patient treatment areas, and public spaces such as lobbies and waiting areas. The purchase price related to this transaction included an initial $12 million cash payment, the assumption of $2.1 million of debt and a performance-based contingency payment of $26.6 million cash paid in fiscal 2009 and recognized in purchase accounting as goodwill.

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

During the first quarter of fiscal 2010, the company completed the purchase of certain assets of a contract furniture dealership in Virginia.  The purchase consideration was $1.6 million of cash and the assets purchased were primarily accounts receivable and inventory.

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

The company incurred acquisition-related costs of approximately $1.0 million and $1.5 million during the fourth quarter of fiscal 2009 and first quarter of fiscal 2010, respectively.  These expenses are included in the Statement of Operations, Operating Expenses line item.  The purchase price for Nemschoff, which represents the estimated fair value of consideration transferred as of the acquisition date, consisted of the following:

(In millions)	Fair Value
Cash	$30.4
Common stock (2,041,666 shares)	28.7
Contingent success fee	14.4
Contingent value rights	16.3
Total	$89.8

The fair value of the common shares issued was determined based on the closing market price of the company’s common stock on the acquisition date. The cash consideration provided is based on preliminary estimates and is subject to change based on final determination of certain matters affecting purchase accounting, which are expected to be resolved within the current fiscal year.

There are two forms of contingent consideration provided to the sellers, a success fee and contingent value rights (CVRs), both of which are included in the balance sheet in the long-term liabilities, other liabilities line item.  The contingent liabilities are presented net of a $6.7 million note receivable that was issued to the sellers in exchange for cash at the acquisition date and of which there is a full right of offset. The success fee payment may range between $0 and $25 million based on performance from June 2010 through May 2011. Any payment due may be settled in the form of cash or stock at the company’s discretion. At the acquisition date, the fair value of the success fee was $14.4 million and as of November 28, 2009, the success fee was valued at $14.7 million, with the change in value reflected within “Other Expenses (Income), Interest expense” in the Condensed Consolidated Statements of Operations. The fair value of the success fee is estimated using a probability-weighted discounted cash flow model with a discount rate of 5.25 percent.

There is a CVR for each of the 2,041,666 shares of common stock issued in the transaction. Each CVR entitles the holder to compensation in the event that the company’s share price is below $24.00 per share at June 30, 2011. A floor price of $13.28 per share has been established that provides a maximum payout of $10.72 per share to be paid at the time of share redemption. Any payment due may be settled in the form of cash or stock at the company’s discretion. At the acquisition date, the fair value of the CVRs was $16.3 million and as of November 28, 2009, the CVRs were valued at $15.6 million with the change in value reflected within “Operating Expenses” in the Condensed Consolidated Statements of Operations. The fair value of the CVRs is estimated using a Black-Scholes model which uses several key assumptions, including the current share price of the company.  The fair value estimate of the CVRs is calculated at the end of each quarter.  The following key assumptions were used to determine the fair value as of the respective date.

November 28, 2009
Risk-free interest rates	1.04%
Expected term	1.6 years
Expected volatility	59%
Dividend yield	0.46%

The purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill. Allocation of the purchase price resulted in acquired assets and liabilities assumed consisting of the following:

(In millions)	Fair Value
Cash	$1.6
Accounts receivable	7.6
Inventory	6.5
Other current assets	0.8
Property, plant and equipment	15.6
Identifiable intangible assets	33.2
Goodwill	34.3
Total acquired assets	99.6
Accrued Warranty	0.5
Accounts Payable	2.3
Customer Deposits	0.6
Deferred Tax liability	2.8
Other Accrued liabilities	3.6
Total acquired liabilities	9.8
Net Assets Acquired	$89.8

As noted, the fair value of the acquired goodwill is $34.3 million.  On a consolidated basis, the company’s total goodwill is $103.9 million.

(In millions)
Balance, May 30, 2009	$69.5
Currency-related adjustments	0.1
Additions to goodwill from acquisition of Nemschoff

34.3

Balance, November 28, 2009	$103.9

The fair values and useful lives assigned to identifiable intangible assets as of the acquisition date consisted of the following:

(In millions)	Fair Value	Useful Life
Trade Name	$20.0	Indefinite
Customer Relationships	12.9	15 years
Non-compete Agreements	0.3	2 years
Total	$33.2

Nemschoff is included in the company’s North American segment; therefore, all of the goodwill recorded in the acquisition has been allocated to that segment. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce. The company expects substantially all of the goodwill to be amortizable for income tax purposes.

The results of operations for Nemschoff have been included in the company’s Condensed Consolidated Statements of Operations since the date of the acquisition. The amount of net sales and net earnings attributable to Nemschoff included in the Condensed Consolidated Statements of Operations consists of the following:

	Three Months Ended	Six Months Ended
(In millions)	November 28, 2009	November 28, 2009
Net sales	$18.1	$33.4
Net earnings	$0.2	$0.8

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

Six Months Ended
(In millions)	November 28, 2009
Pro forma net sales	$672.4
Pro forma net earnings	$18.4

18. RESTRUCTURING PLAN

Fiscal 2009 Action

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

The following is a summary of changes in restructuring accruals during fiscal 2010 for the 2009 Plan.

(In millions)

	Total Plan Costs	Severance and Outplacement Costs	Leased Building Exit Costs
Balance as of May 30, 2009	$9.6	$7.0	$2.6
Restructuring expenses	1.3	0.9	0.4
Cash payments	(7.7)	(6.6)	(1.1)
Adjustment	(0.1)	(0.1)	—
Balance as of November 28, 2009	$3.1	$1.2	$1.9

Fiscal 2010 Action

In May and June 2009, the company announced a plan (“the 2010 Plan”) to consolidate manufacturing operations with the closure of its Integrated Metal Technologies (IMT) subsidiary in Spring Lake, Michigan and Brandrud facility in Auburn, Washington. Under this plan for the IMT closure, the company will retain existing West Michigan production capacity and will enhance operational efficiency, with the majority of work and equipment moving to other newer, larger facilities in the area. Relocation was begun during the first quarter of fiscal 2010, with final closure targeted for the beginning of fiscal 2011.  The anticipated cost for this action is $8 million to $10 million with approximately $2 million of these costs having been recognized in fiscal 2009.  It is anticipated that the remainder of these costs will be incurred in fiscal 2010 and will be paid for with cash generated from operations.  For the Brandrud closure, the company plans to further consolidate manufacturing operations with the transfer of substantially all of the manufacturing capabilities of Brandrud to its Nemschoff manufacturing plants.  The anticipated cost for this action is approximately $3 million, with the costs to be incurred throughout fiscal year 2010 and into the first half of fiscal year 2011.

The following is a summary of changes in restructuring accruals during fiscal 2010 for the 2010 Plan.

(In millions)

	Total Plan Costs	Severance and Outplacement Costs	Leased Building Exit Costs
Balance as of May 30, 2009	$─	$─	$─
Restructuring expenses	3.5	2.8	0.7
Cash payments	(1.9)	(1.3)	(0.6)
Balance as of November 28, 2009	$1.6	$1.5	$0.1

These charges have been reflected separately as restructuring expenses in the Consolidated Statements of Operations.  Restructuring expenses are reflected in the reportable operating segments in the “Other” category (see Note 9).

19. DERIVATIVE FINANCIAL INSTRUMENTS

On November 30, 2008, the company adopted the provisions of the FASB ASC Topic 815 Derivative and Hedging (“ASC Topic 815”). The adoption had no financial impact on our consolidated financial statements and only required additional financial statement disclosures. The requirements of ASC Topic 815 have been applied on a prospective basis. Accordingly, disclosures related to interim periods prior to the date of adoption have not been presented.

Interest Rate Swap Agreements

We have used interest rate swaps in order for a portion of interest bearing debt to be variable, which matches interest expense with our business cycle.  As of November 28, 2009, the company has one interest rate swap agreement that has the economic effect of modifying the fixed interest obligations associated with a portion of our public debt securities due March 15, 2011 so that the interest payable on the senior notes effectively becomes variable at a rate set to the six-month LIBOR rate plus 2.65 percent. The critical terms of the interest rate swap agreement and a component of the public debt securities match, including the notional amounts, interest rate reset dates, maturity dates and underlying market indices. Accordingly, as of November 28, 2009, a total of $50.0 million of the company’s outstanding debt was effectively converted to a variable-rate basis as a result of the interest rate swap arrangement. This swap is a fair-value hedge and qualifies for hedge-accounting treatment, whereby the change in the fair value of the interest rate swap is equal to the change in value of the related hedged debt and, as a result, there is no net effect on earnings. The agreement requires the company to pay floating-rate interest payments in return for receiving fixed-rate interest payments that coincide with the semi-annual payments to the debt holders at the same date. The periodic interest settlements, which occur at the same interval as the public debt securities, are recorded as interest expense.

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

As of November 28, 2009, the company utilized forward contracts to offset various currency exposures.  See our discussion under Item 3, foreign exchange risk for additional detail.

The effect of derivative instruments on the condensed consolidated statement of operations for the three month periods ended November 28, 2009 and August 29, 2009 is negligible and an expense of $0.1 million respectively.  The effect of derivative instruments on the condensed consolidated statement of operations for the six month period ended November 28, 2009 is an expense of $0.1 million.

Fair Value of Derivative Instruments in Condensed Consolidated Balance Sheet

		November 28, 2009
(In millions)	Balance Sheet Location	Fair Value
Interest rate swap agreement – fair market value	Other noncurrent assets	$2.1

Foreign currency forward contracts not designated as hedges	Other current assets	0.2

Foreign currency forward contracts not designated as hedges	Other current liabilities	—

Effects of Derivative Instruments of Income (amounts presented exclude any income tax effects)
(In millions)		Three Months Ended
Recognized Income on Derivative	Gain Location	November 28, 2009
Foreign currency forward contracts	Other Expense (Income), Other, net	$—

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

We experienced a return to seasonalized improvement in order levels this quarter that is in line with our historical experience.  While current conditions remain challenging we have begun to see increased sales and orders on a sequential basis. We continue to carefully manage costs to ensure that they remain aligned with revenue levels without sacrificing future investments.  To this end we have continued with the cost reduction actions that we implemented earlier this calendar year, which included an employee furlough. This cost management was evident in the second quarter of fiscal 2010, during which we moved quickly to integrate the above-referenced acquisition to secure our leadership in the Healthcare furniture sector, and continued to produce mid-single digit operating margin performance with strong cash flow.

Coming off a fiscal year marked with several challenges and uncertainties, we continued to control operating expenses and manage our business through a continuing turbulent economic environment that is affecting most businesses, including our customers. We continue to take actions to decrease our cost structure.  In May and June 2009, the company announced a plan to consolidate manufacturing operations with the closure of its Integrated Metal Technologies (IMT) subsidiary in Spring Lake, Michigan and Brandrud facility in Auburn, Washington.  The total cost of these actions is anticipated to be approximately $11 million to $13 million, which will be paid using cash from operations and of which approximately $5 million has been recognized.  The closure of the IMT facility is expected to be completed within the current fiscal year with the closure of the Brandrud facility expected to be completed early in the next fiscal year.

Our sales of $343.7 million for the quarter are down 27.9 percent from the same period last year, when we reported net sales of $476.6 million. This decline matches a similar decline in the overall U.S. and International office furniture markets.

Despite the year-over-year decline in sales, we were able to generate an operating margin of 5.4 percent. This operating performance, coupled with our cash flow from operations of $27.2 million in the quarter, continues to demonstrate the flexibility of our business model and our ongoing commitment to shareholders to look to the future while performing for today.

The Business Institutional Furniture Manufacturers Association’s (BIFMA) most recent domestic industry forecast in November 2009 anticipates that in a calendar year-over-year comparison, orders will be down slightly and then will rise to a slight increase by the end of calendar 2010.  BIFMA’s forecast also anticipates that shipments will be down significantly in the beginning of the year, move to down slightly in the middle of the year and rise slightly by the end of calendar 2010. It is encouraging to see this prospective year-over-year increase, however, it should be noted that the comparison is to a very low point in the industry.

Analysis of Second Quarter Results

The quarters ended November 28, 2009 and November 29, 2008 each included 13 weeks of operations.  The following table presents certain key highlights from the results of operations for the periods indicated.

In millions, except per share data	Three Months Ended			Six Months Ended
	November 28, 2009	November 29, 2008	Percent Change	November 28, 2009	November 29, 2008	Percent Change
Net Sales	$343.7	$476.6	(27.9)%	$667.7	$955.7	(30.1)%
Gross Margin	110.8	155.4	(28.7)	218.3	317.8	(31.3)
Operating Expenses	89.9	100.4	(10.5)	180.7	206.2	(12.4)
Restructuring	2.2	0.4	450.0	4.8	0.4	1100.0
Operating Earnings	18.7	54.6	(65.8)	32.8	111.2	(70.5)
Net Earnings	9.6	32.6	(70.6)	18.0	66.0	(72.7)
Earnings per share – diluted	0.17	0.60	(71.7)	0.31	1.20	(74.2)
Orders	345.7	426.0	(18.8)	667.9	961.2	(30.5)
Backlog	233.3	281.7	(17.2)%	233.3	281.7	(17.2)%

The following table presents, for the periods indicated, the components of the company’s Condensed Consolidated Statements of Operations as a percentage of net sales.

	Three Months Ended		Six Months Ended
	November 28, 2009 (1)	November 29, 2008 (1)	November 28, 2009 (1)	November 29, 2008 (1)
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	67.8	67.4	67.3	66.7
Gross Margin	32.2	32.6	32.7	33.3
Operating Expenses	26.2	21.1	27.1	21.6
Restructuring	0.6	0.1	0.7	0.0
Operating Margin	5.4	11.5	4.9	11.6
Other Expense, net	1.3	1.2	1.5	1.1
Earnings Before Income Taxes	4.2	10.3	3.4	10.5
Income Tax Expense	1.4	3.4	0.7	3.6
Net Earnings	2.8%	6.8%	2.7%	6.9%

(1)  Percentages do not foot due to rounding

Consolidated Sales, Orders, and Backlog

Net sales in the second quarter of fiscal 2010 were $343.7 million, a decline of 27.9 percent from the same period last year. Given the current U.S. and worldwide economic climate, this result was expected.  Foreign exchange rate changes lowered net sales by approximately $0.5 million in the second quarter of fiscal year 2010. The impact of deeper discounting is estimated to have had a $5 million impact on sales over the prior year.

On a sequential quarter basis, consolidated net sales were up $19.7 million from $324.0 million, which represents a 6.1 percent increase from our first quarter of fiscal 2010.

Orders in the second quarter were $345.7 million, a decrease of $80.3 million or 18.8 percent over the same period last year.  In August 2008, we implemented a general price increase which had the effect of pulling ahead approximately $35 million in orders that would have been received in the second quarter. Factoring in the impact of these orders, the comparison with last year would be an approximate decrease of 25 percent. We noted that year-over-year orders have increased in our “Other” category with slowing decreases in our North America and Non-North America categories. North American orders decreased 22.5 percent, while non-North American orders decreased 15.0 percent.  Orders within our “Other” category increased 220.0 percent for the current quarter compared to the same period last year.  On a sequential quarter basis, orders increased 7.3 percent compared to the first quarter of fiscal 2010, when we reported orders of $322.1million.

Our backlog of unfilled orders at November 28, 2009 was $233.3 million, a decrease of $48.4 million or 17.2 percent over the balances at the end of our second quarter last year.  Our acquisition of Nemschoff contributed $13.2 million to the backlog at the end of the quarter.

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

For the three-month period ended November 28, 2009, our domestic U.S. net sales decreased 26.8 percent year-over-year, while domestic orders declined 19.3 percent over the same period last year, or 27.0 percent adjusted for the prior year price increase pull-forward.  By comparison, BIFMA reported an estimated year-over-year decrease in shipments and orders of 31.8 percent and 27.2 percent, respectively for the comparable period.

Consolidated Gross Margin

Consolidated gross margin in the second quarter declined 40 basis points to 32.2 percent of net sales compared to the second quarter last year. We experienced declines in the costs of direct materials due to lower commodity prices. Direct labor was higher on a year-over-year basis, nearly all attributable to a higher labor content of the Nemschoff products. Overhead increased as a percentage of sales but declined $10.1 million mainly as a result of the restructuring actions implemented in the third quarter of fiscal 2009 and the first quarter of fiscal 2010.  Offsetting these declines in cost was the loss of leverage on fixed overhead as a result of the decline in volume. Details relative to the major components of consolidated gross margin are as follows.

Direct material costs declined 240 basis points from the second quarter last year primarily due to lower cost of raw materials.  We estimate that commodity costs decreased $9.7 million for the quarter compared to the second quarter of fiscal 2009. The biggest decreases were for steel and aluminum. The impact of lower material costs by Nemschoff also had a favorable impact to the material percent.

Direct labor at 6.9 percent of net sales was 70 basis points higher than the same period last year.  This increase is primarily attributable to our acquisition of Nemschoff, which has higher labor as a percentage of sales. As a stand-alone entity, this higher labor content is offset by lower material costs. We expect Nemschoff’s gross margin to be fairly representative of our overall gross margin percentage going forward.

Manufacturing overhead increased 190 basis points as a percentage of sales. This increase was driven by $1.9 million of additional wage recovery costs and a loss of leverage as a result of the decline in volume, despite our actions to reduce fixed costs as part of our restructuring actions.  The wage recovery costs relate to a performance-based wage recovery incentive plan, which allows employees to recover a portion of the compensation lost as a result of the ongoing employee furlough program.  This program, which resulted in a reduced work week for the majority of the company’s workforce, was implemented in the second half of last year as one of several cost reduction initiatives. Our ability to right size our manufacturing environment in connection with our commitment to lean manufacturing principles under the Herman Miller Performance System (HMPS), continues to be our primary means of addressing the financial impact of the deepening cyclical nature of the industry.

Freight costs were flat in the second quarter of fiscal 2010 as compared to the same period last year.  Diesel costs were slightly lower, offset by loss of volume when compared to the second quarter in the prior year.

On a sequential-quarter basis, consolidated gross margins decreased 100 basis points from 33.2 percent of sales reported in the first quarter of fiscal 2010, driven primarily by the increase in commodity pricing and deeper discounts off our list prices and wage recovery expense in the second quarter.

Operating Expenses and Operating Earnings

Second quarter operating expenses were $92.1 million, or 26.8 percent of net sales, which is a decrease of $8.7 million from the second quarter of fiscal 2009.  Operating expense included $2.2 million of restructuring costs in the second quarter of fiscal 2010, an increase of $1.8 million from the second quarter of fiscal 2009. The current quarter also included $4.7 million in operating expense of Nemschoff. We remain committed to aligning our operating expenses to business levels as we continue through the current economic environment.  A significant driver of the year-over-year improvement is the cost-reduction actions we implemented in the third quarter of fiscal 2009 and first quarter of fiscal 2010. These were in part offset by continued increases in cost related to our health insurance coverage, which were $2.6 million higher than the prior year same quarter.

Operating expenses and the resulting operating earnings are impacted by changes in foreign currency exchange rates.  We estimate this impact to be negligible for the quarter.

Operating earnings in the second quarter were $18.7 million compared to $54.6 million in the same period last year. This decline reflects the significant drop in volume affecting the industry as a whole. As a percentage of net sales, operating earnings were 5.4 percent as compared to 11.5 percent in the prior year.  Restructuring costs reduced operating earnings by $2.2 million or 0.6 percent of sales. The foreign currency impact on operating earnings was an increase of approximately $0.7 million for the quarter.

Other Income/Expense and Income Taxes

Net other expenses of $4.3 million in the second quarter ended November 28, 2009 were $1.3 million lower compared to the prior year quarter of $5.6 million.  The primary driver of the decline is lower interest costs, a result of the retirement of $75 million of our 7.125 percent bonds.  For the quarter, interest expense of $5.2 million is $0.8 million lower than the same period last year.

We recorded a negligible foreign currency transaction gain in the second quarter compared to a net foreign currency transaction loss of $0.1 million in the same period last year.

The effective tax rates for the three months ended November 28, 2009 and November 29, 2008 were 34.0 percent and 33.5 percent, respectively.  For the six months ended November 28, 2009 and November 29, 2008, the effective tax rates were 21.2 percent and 34.3 percent, respectively.  The fiscal 2010 six month ended rate is significantly lower due to the closure of federal tax audits of fiscal years 2005 through 2008.  The closure of these audits resulted in a $2.9 million tax benefit from adjusting reserves for uncertain tax positions during the first quarter of fiscal 2010.  We expect our full year rate to be in the range of 27 percent to 29 percent.

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

o   Other - includes our North American residential furniture business as well as other business activities and certain unallocated corporate expenses, if any.  Our North American residential furniture business includes the operations associated with the design, manufacture, and sale of furniture products for residential settings in the United States, Canada, and Mexico. Our other business activities are discrete operations, such as Convia, or activities aimed at developing innovative products to serve current and new markets.

Further information regarding our reportable operating segments can be found in Note 9.

Net sales within our North American Furniture Solutions segment were down 27.3 percent to $283.0 million from $389.3 million reported in the second quarter last year. The decrease is a result of a challenging economic environment. Orders within the North American segment decreased by 22.5 percent to $282.2 million compared to $364.3 million reported in the second quarter last year.

Operating earnings in the second quarter within the North American segment were $19.2 million, down from $47.3 million in the second quarter last year.  This represents a decrease of $28.1 million or 59.3 percent over the same period last year.  This significant decrease in operating earnings is a result of the significant decline in volume, which could not be fully offset by our restructuring actions.  As a percentage of sales, operating earnings declined 530 basis points from our second quarter in fiscal 2009.

Net sales within our non-North American Furniture Solutions segment were $49.0 million in the second quarter, a decrease of 32.4 percent from the second quarter of fiscal 2009 when we reported net sales of $72.4 million. This decline is attributed to the worldwide recession.

Operating income in the quarter for our non-North American segment was $1.0 million, a decline of $4.7 million from the prior year.

Net sales within the “Other” category were $11.7 million, down 21.3 percent from the prior year level of $14.9 million.  These sales are primarily related to our Herman Miller for the Home business. Orders within this category were $15.1 million, increasing 219.6 percent over prior year levels. The operating loss in the quarter for this category was $1.5 million, a decrease of $3.1 million from the operating income of $1.6 million in the prior year second quarter.  Operating income for this category includes expenses associated with the operations of Convia.

Financial Condition, Liquidity, and Capital Resources

The table below presents certain key cash flow and capital highlights for the periods indicated.

(In millions)

Six Months Ended

	November 28, 2009	November 29, 2008
Cash and cash equivalents, end of period	$121.7	$166.1
Marketable securities, end of period	12.0	14.6
Cash generated from operating activities	54.4	45.7
Cash used for investing activities	(49.7)	(16.9)
Cash used for financing activities	(77.6)	(8.1)
Capital expenditures	(11.4)	(15.9)
Stock repurchased and retired	(0.7)	(0.1)
Interest-bearing debt, end of period (1)	302.1	377.3
Available unsecured credit facility, end of period (2)	138.9	236.9

(1) Amounts shown include the fair market values of the company’s interest rate swap arrangements. The net fair value of these arrangements totaled approximately $2.1 million and $2.3 million at November 28, 2009 and November 29, 2008, respectively.

(2) Amounts shown are net of outstanding letters of credit, which are applied against the company’s unsecured credit facility.

Cash Flow – Operating Activities

We generated $27.2 million in cash from operating activities in the second quarter compared to $41.8 million in the prior year.  For the first six months of fiscal 2010, cash generated from operations totaled $54.4 million.  This compares to cash flows generated from operating activities of $45.7 million in the second quarter in fiscal 2009.

Quarter and Six-Months Ended November 28, 2009

Changes in working capital balances for the quarter drove a source of cash totaling $2.5 million. The main drivers of working capital were an increase in accounts payable of $11.4 million and an increase in accrued compensation of $11.2 million.  These amounts were offset by an increase in accounts receivable of $19.0 million and an increase in the net inventory balances of $5.1 million.  Approximately half of the inventory balance increase in the quarter was due to an increase in the amount of direct business, where revenues cannot be recognized until installation is complete (described in more detail below).

Through the first six months of the year, changes in working capital balances accounted for a net $12.9 million source of cash. Included in this amount was an increase in inventory of $9.1 million. A contributing factor to the increase in inventory continues to be the ramp-up of direct business with the U.S. federal government as well as certain non-government accounts. In these arrangements, we sell products and services directly to the end customer without using a dealer intermediary. Sales of this type generally require us to hold the inventory longer and to not recognize revenue until installation is substantially complete. Significant sources of cash included a reduction in prepaid assets of $16.1 million, and an increase in accounts payable of $7.9 million partially offset by a decrease in other accruals.

Quarter and Six-Months Ended November 29, 2008

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

Cash Flow – Investing Activities

Our most significant cash outflow related to investing activities was the acquisition of Nemschoff. The acquisition net of cash totaled $30.4 million. Additionally, as part of the acquisition and in exchange for cash, we received a note in the amount of $6.7 million with full offset rights against potential contingent payments.  We purchased $5.6 million in capital assets during the second quarter of fiscal 2010, and $11.4 million year-to-date.  This compares to $7.7 million and $15.8 million, respectively in the prior year.

At the end of the second quarter, we had outstanding capital commitments for capital purchases of $2.9 million.  We expect our full year capital purchases to be between $20 million and $25 million.  This compares to a full-year capital spending of $25.3 million in fiscal 2009.

Cash Flow – Financing Activities

Our most significant cash outflows for financing activities were the retirement of $75 million of our 7.125 percent coupon bonds in the first quarter.  We have returned $2.4 million to shareholders in the form of a dividend payment compared to $9.8 million in the prior year.

Outstanding standby letters of credit totaling $11.1 million are considered as usage against our unsecured revolving credit facility.  At the beginning of the fiscal year we amended our credit facility, reducing the amount available from $250 million to $150 million. As a result we received less restrictive financial performance covenants. At the end of the second quarter our availability under this credit facility was $138.9 million.  The provisions of our private placement notes and unsecured credit facility require that we adhere to certain covenant restrictions and maintain certain performance ratios. We were in compliance with all such restrictions and performance ratios this quarter and expect to remain in compliance in the future.

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

Off-Balance Sheet Arrangements

Guarantees

We provide certain guarantees to third parties under various arrangements in the form of product warranties, loan guarantees, standby letters of credit, lease guarantees, performance bonds and indemnification provisions. These arrangements are accounted for and/or disclosed in accordance with FASB ASC Topic 460, Guarantees (“ASC Topic 460”).

Variable Interest Entities

On occasion, we provide financial support to certain independent dealers in the form of term loans, lines of credit, and/or loan guarantees that may represent variable interests in such entities. As of November 28, 2009, we were not considered the primary beneficiary of any such dealer relationships under FASB ASC Topic 810, Consolidation (“ASC Topic 810”).  Accordingly, we were not required to consolidate the financial statements of any of these entities during the first quarter.

The risks and rewards associated with our interests in these dealerships are primarily limited to our outstanding loans and guarantee amounts. As of November 28, 2009, our maximum exposure to potential losses related to outstanding loans to these other entities totaled $0.1 million.

Contingencies

See Note 14 to the condensed consolidated financial statements.

Critical Accounting Policies

We strive to report our financial results clearly and understandably. We follow accounting principles generally accepted in the United States in preparing our consolidated financial statements, which require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. A summary of our more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in our Form 10-K filing for the year ended May 30, 2009. During the first six months of fiscal 2010, there was no material change in the accounting policies and assumptions previously disclosed.

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

Defined Benefit Pension Plans

The company is exposed to risks in its defined benefit pension plan balance sheet liability arising from sensitivity to changes in yields on high-quality corporate bonds, which are used to determine the Projected Benefit Obligation (PBO), and actual market returns on plan assets. An increase or decrease to bond yields causes an inverse effect on the PBO and increased or decreased returns on assets have a corresponding one-to-one effect on the balance sheet liability. A decline in the value of pension plan assets or rise in pension plan PBO could result in increases to our balance sheet pension liability, increases in pension expense, and increases in required funding.  At the end of fiscal year 2009 the discount rate used for establishing the primary U.S. defined benefit plan’s balance sheet liability and projected fiscal 2010 net periodic benefit costs was 6.75 percent.  As a rule of thumb, we view a change of 100 basis points (in this discount rate) as having a 10 percent affect on the plan's Projected Benefit Obligation or an approximately $25 million affect on our pension balance sheet liability.   Generally, both the PBO and plan assets are determined as of the fiscal year-end measurement date.

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

In the normal course of business, the company enters into contracts denominated in foreign currencies. The principal foreign currencies in which the company conducts its business are the British pound sterling, European euro, Canadian dollar, Japanese yen, Mexican peso, Brazilian real and Chinese renminbi. As of November 28, 2009, nine contracts in total were placed to offset various currency exposures.  To offset net asset exposure denominated in non-functional currency, five forwards contracts were placed including two forward contracts to sell 4.5 million euros, and three forward contracts to sell 5.5 million U.S. dollars. Conversely, four contracts were placed to offset the company’s net liability exposure denominated in non-functional currency. These contracts included four forward contracts to purchase 7.0 million U.S. dollars.

As of May 30, 2009, nine contracts in total were placed to offset various currency exposures. To offset net asset exposure denominated in non-functional currency, three forward contracts for 4.8 million euros and three forward contracts for 6.4 million U.S. dollars were placed. Conversely, three contracts were placed to offset the company’s net liability exposure denominated in non-functional currency. The contracts included 0.5 million Brazilian real, 3.5 million Chinese renminbi, and 1.6 million British pound sterling.

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

As of November 28, 2009, the weighted-average interest rate on the company’s variable-rate debt was approximately 3.1 percent.  Based on the level of variable-rate debt outstanding as of that date, a 1 percentage-point increase in the weighted-average interest rate would increase the company’s estimated annual pre-tax interest expense by approximately $0.5 million.

Item 4:  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of, and with the participation of management, the company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 28, 2009, and have concluded that as of that date, the company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended November 28, 2009, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

HERMAN MILLER, INC.

PART II – OTHER INFORMATION

Item 1:            Legal Proceedings

        Referred to in Note 14 of the condensed consolidated financial statements.

Item 1A:         Risk Factors

There have been no material changes from the information provided in the company's Annual Report on Form 10-K for the year ended May 30, 2009.

Item 2:            Unregistered Sales of Equity Securities and Use of Proceeds

(C)    Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during the quarter ended November 28, 2009.

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
8/30/09 -9/26/09	2	$16.22	2	$170,376,737
9/27/09 - 10/24/09	—	$—	—	$170,376,737
10/25/09 – 11/28/09	—	$—	—	$170,376,737
Total	2		2

(1) No shares were purchased outside of a publicly announced plan or program.

No repurchase plans expired or were terminated during the second quarter of fiscal 2010, nor do any plans exist under which the company does not intend to make further purchases.

During the period covered by this report, the company did not sell any of its equity shares that were not registered under the Securities Act of 1933.

Item 3:    Defaults upon Senior Securities – None

Item 4:    Submission of Matters to a Vote of Security Holders

The annual meeting of the shareholders of the company was held on October 15, 2009, at which:

(a)     The following nominees were elected to serve three-year terms on the company’s Board of Directors by the following votes:

	Paget L. Alves	Douglas D. French	John R. Hoke III	James R. Kackley
For	42,675,148	42,504,035	42,503,798	42,505,611
Against	—	—	—	—
Withheld	764,995	936,108	936,345	934,531
Broker Non-Votes	—	—		—

The following nominee was elected to serve a one-year term on the company’s Board of Directors by the following votes:

Michael A. Volkema
For	42,363,968
Against	—
Withheld	1,076,175
Broker Non-Votes	—

The following individuals continued their service as Directors of the company:  Mary Vermeer Andringa, Lord Brian Griffiths of Fforestfach, J. Barry Griswell, C. William Pollard, Dorothy A. Terrell,  David O. Ulrich and Brian C. Walker.

(b)     Ernst & Young LLP was approved as the company's independent auditors for the fiscal year ended May 29, 2010, by the following votes:

Ratification of Independent Auditors
For	43,108,257
Against	323,696
Withheld	8,189
Broker Non-Votes	—

Item 5:    Other Information – None

Item 6:    Exhibits

The following exhibits (listed by number corresponding to the Exhibit table as Item 601 in Regulation S-K) are filed with this Report:

10.1 Credit agreement dated as of December 18, 2007 among Herman Miller, Inc. and various lenders, is incorporated by reference from Exhibit 10.3 of the Registrant’s Form 10-Q Quarterly Report for quarter ended December 1, 2007.

31.1 Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 202.

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

HERMAN MILLER, INC.

January 6, 2009	/s/ Brian C. Walker
Brian C. Walker
Chief Executive Officer
(Duly Authorized Signatory for Registrant)

January 6, 2009	/s/ Gregory J. Bylsma
Gregory J. Bylsma
Chief Financial Officer
(Principal Accounting Officer and Duly Authorized Signatory for Registrant)