Form 10-Q
period 2010-02-27
MILLER HERMAN INC
filed 2010-04-07
CIK 66382

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended February 27, 2010	Commission File No. 001-15141F

HERMAN MILLER, INC.

A Michigan Corporation	ID No. 38-0837640

855 East Main Avenue, Zeeland, MI 49464-0302	Phone (616) 654 3000

Indicate by check mark whether the registrant:

(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ X ]     No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files

Yes [    ]       No [    ]

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

Yes  [    ]   No [ X ]

Common Stock Outstanding at April 2, 2010 – 56,959,155 shares

HERMAN MILLER, INC. FORM 10-Q

FOR THE QUARTER ENDED FEBRUARY 27, 2010

INDEX

Page No.

Part I – Financial Information

Item 1 Condensed Consolidated Balance Sheets –
February 27, 2010, and May 30, 2009	3

Condensed Consolidated Statements of Operations –
Three and Nine Months Ended February 27, 2010, and
February 28, 2009	4

Condensed Consolidated Statement of Shareholders’ Equity –
Nine Months Ended February 27, 2010	5

Condensed Consolidated Statements of Cash Flows –
Nine Months Ended February 27, 2010, and
February 28, 2009	6

Notes to Condensed Consolidated Financial Statements	7

Item 2 Management’s Discussion and Analysis of
Financial Condition and Results of Operations	28

Item 3 Quantitative and Qualitative Disclosures about Market Risk	37

Item 4 Controls and Procedures	39

Part II – Other Information

Item 1 Legal Proceedings	40

Item 1A Risk Factors	40

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3 Defaults upon Senior Securities	41

Item 4 Reserved	41

Item 5 Other Information	41

Item 6 Exhibits	41

Signatures	42

HERMAN MILLER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Millions Except Share Data)

(Unaudited)

February 27, 2010	May 30, 2009

ASSETS

Current Assets:

        Cash and cash equivalents

$123.1	$192.9

        Marketable securities

13.9	11.3

        Accounts receivable, net

150.9	148.9

        Inventories:

               Finished goods

22.8	20.5

               Work in process

7.0	4.9

               Raw materials

14.3	11.9

               Total inventories

44.1	37.3

        Prepaid expenses and other

48.7

60.5

        Total current assets

380.7	450.9

Property and equipment, at cost

737.5	718.0

Less – accumulated depreciation

(558.9)	(538.8)

Net property and equipment

178.6	179.2

Other Assets:

        Goodwill

103.9	69.5

        Other intangible assets, net

46.2	14.5

        Other noncurrent assets

50.4	53.2

        Total other assets

200.5	137.2

Total Assets

$759.8	$767.3

LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities:

        Current maturities of long-term debt

─	75.0

        Accounts payable

83.2	79.1

        Accrued compensation and benefits

42.3	50.0

        Unearned revenue

11.6	11.2

        Accrued income tax and other taxes

8.2	11.7

        Other accrued liabilities

51.1	55.2

        Total current liabilities

196.4	282.2

Long-term Liabilities:

        Long-term debt, less current maturities

301.7	302.4

        Pension and post-retirement benefits

122.8	133.4

        Income tax liabilities

7.0	10.3

        Other liabilities

52.0	31.0

        Total long-term liabilities

483.5	477.1

Total Liabilities

679.9	759.3

Shareholders’ Equity:

     Preferred stock, no par value (10,000,000 shares authorized, none issued)

—

—

     Common stock, $0.20 par value (240,000,000 shares authorized)

11.4	10.8

     Additional paid-in capital

54.2

5.9

        Retained earnings

151.6	129.2

        Accumulated other comprehensive loss

(133.8)	(134.1)

        Key executive deferred compensation plans

(3.5)	(3.8)

        Total Shareholders’ Equity

79.9	8.0

Total Liabilities and Shareholders’ Equity

$759.8	$767.3

See accompanying notes to condensed consolidated financial statements

HERMAN MILLER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Millions, Except Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 27, 2010	February 28, 2009	February 27, 2010	February 28, 2009
Net Sales	$329.6	$354.4	$997.3	$1,310.1

Cost of Sales	224.8	248.5	674.2	886.4

Gross Margin	104.8	105.9	323.1	423.7

Operating Expenses	85.7	85.3	266.5	291.5

Restructuring Expenses	2.3	23.4	7.1	23.8

Operating Earnings (Loss)	16.8	(2.8)	49.5	108.4

Other Expenses (Income):
Interest expense	4.9	6.5	16.1	18.6
Other, net	(0.4)	(0.5)	(1.6)	(1.8)

Earnings (Loss) Before Income Taxes	12.3	(8.8)	35.0	91.6

Income Tax Expense (credit)	4.0	(3.6)	8.8	30.8

Net Earnings (Loss)	$8.3	$(5.2)	$26.2	$60.8

Earnings (Loss) Per Share – Basic	$0.15	$(0.10)	$.47	$1.12

Earnings (Loss) Per Share – Diluted	$0.12	$(0.10)	$.43	$1.11

Dividends Declared, per share	$0.022	$0.088	$0.066	$0.264

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
Net earnings

—

—

—

26.2

—

—

26.2

Foreign currency translation adjustment

—

—

—

—

(0.2

)

—

(0.2

)

Unrealized holding gain on available-for-sale securities

—

—

—

—

0.5

—

0.5

Total comprehensive income							26.5
Cash dividends declared

—

—

—

(3.8

)

—

—

(3.8

)

Issuance of common stock in connection with business acquisition

2,041,666

		0.4

28.3

—

—

—

28.7

Contribution of common stock to defined benefit pension plan

967,000

0.2

 16.5

—

—

—

16.7

Employee stock purchase plan

107,872

—

1.5

—

—

—

1.5

Repurchase and retirement of common stock

(42,920)

—

(0.7

)

—

—

—

(0.7

)

Restricted stock units compensation expense

4,941

—

0.8

—

—

—

0.8

Stock grants compensation expense

35,981

—

0.3

—

—

—

0.3

Stock option compensation expense

—

—

2.2

—

—

—

2.2

Excess tax benefit due to stock compensation

—

—

(0.5

)

—

—

—

(0.5

)

Deferred compensation plan

—

—

(0.4

)

—

—

0.3

(0.1

)

Director Fees

18,736

—

0.3

—

—

—

0.3

Balance, February 27, 2010	56,959,337	$11.4	$54.2	$151.6	$(133.8)	$(3.5)	$79.9

See accompanying notes to condensed consolidated financial statements

HERMAN MILLER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

CASH FLOWS

(Dollars in Millions)

(Unaudited)

Nine Months Ended

February 27,

2010

February 28,

2009

Cash Flows from Operating Activities:
Net earnings	$26.2	$60.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	32.4	32.4
Stock-based compensation	3.3	2.9
Pension expense	8.8	8.3
(Gain) loss on sale of dealership	0.3	(0.8)
Restructuring expense	7.1	23.8
Excess tax benefit due to stock options	0.5	0.4
Other, net	1.9	(7.0)
Decrease in current assets	17.4	58.6
Decrease in current liabilities	(25.7)	(110.0)
Decrease in non-current liabilities	(9.4)	(5.0)
Net Cash Provided by Operating Activities	62.8	64.4

Cash Flows from Investing Activities:
Notes receivable, net	(6.5)	0.1
Marketable security purchases	(10.2)	(3.0)
Marketable security sales	8.0	4.4
Capital expenditures	(15.3)	(20.3)
Acquisitions, net of cash	(30.4)	(2.9)
Other, net	(0.4)	0.9
Net Cash Used for Investing Activities	(54.8)	(20.8)

Cash Flows from Financing Activities:
Net long-term debt repayments	(75.0)	—
Dividends paid	(3.6)	(14.5)
Excess tax benefit due to stock options	(0.5)	(0.4)
Common stock issued	1.8	3.3
Common stock repurchased and retired	(0.7)	(0.1)
Other, net	0.1	(0.3)
Net Cash Used for Financing Activities	(77.9)	(12.0)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	0.1	(14.6)

Net Increase (Decrease) in Cash and Cash Equivalents	(69.8)	17.0

Cash and Cash Equivalents, Beginning of Period	192.9	155.4

Cash and Cash Equivalents, End of Period	$123.1	$172.4

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position of the company as of February 27, 2010, and the results of its operations and cash flows for the interim periods presented. Operating results for the nine-month period ended February 27, 2010, are not necessarily indicative of the results that may be expected for the year ending May 29, 2010. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the company’s Form 10-K filing for the year ended May 30, 2009.  Certain prior year information has been reclassified to conform to the current year presentation.

In July 2009, the Financial Accounting Standards Board (FASB) issued the FASB Accounting Standards Codification (ASC), which the company adopted in the second quarter of fiscal 2010. There were no changes to our consolidated financial statements and related disclosures due to our adoption and implementation of the ASC, other than changes in reference in these financial statements to the various authoritative accounting pronouncements contained within the ASC (see Note 2).

2. NEW ACCOUNTING STANDARDS

In December 2009, the FASB issued Accounting Standard Update (ASU) 2009-16, Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets. ASU 2009-16 revises previous authoritative guidance related to accounting for transfers of financial assets, and requires more disclosures about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 is effective at the start of fiscal 2011 for the company. Early application is not permitted.  ASU 2009-16 is not expected to have an effect on the company’s condensed consolidated results of operations or financial position upon adoption because no such asset transfers are currently contemplated.

In December 2009, the FASB issued ASU No. 2009-17, Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities including the effect on financial statements and any significant changes in risk exposure due to that involvement. ASU 2009-17 is effective at the start of fiscal 2011 for the company. Early application is not permitted. The company does not expect ASU 2009-17 to have a material effect on its condensed consolidated results of operations or financial position upon adoption.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820)-Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements along with the reasons for such transfers. Entities should also present separate information about purchases, sales, issuances and settlement activity in Level 3 fair value measurements. Those disclosures are effective for interim and fiscal years beginning after December 15, 2010. ASU 2010-06 is effective for the fourth quarter of fiscal 2010 for the company, and is not expected to have a material effect on its condensed consolidated results of operations or financial position upon adoption.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855)-Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removes the requirement for a SEC filer to disclose a date through which subsequent events have been evaluated. This change alleviates potential conflicts between US GAAP and SEC requirements. The company has evaluated subsequent events pursuant to the requirements of Topic 855 through the filing date.  See Note 16 for our disclosure of a subsequent acquisition. No other events or transactions occurred during the subsequent event reporting period, which require recognition or disclosure in the financial statements.

The company adopted the provisions of FASB Statement No. 141(R), Business Combinations - a replacement of FASB Statement No. 141, in the first quarter of fiscal 2010. This Statement significantly changes the principles and requirements for how an acquisition is recognized and measured in a company's financial statements including the identifiable assets acquired and the liabilities assumed. This Statement also provides guidance for recognizing and measuring goodwill acquired in a business combination and required disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The required disclosures regarding Business Combinations are included in Note 16 to the Condensed Consolidated Financial Statements. Under the ASC, this guidance is now codified under ASC Topic 805, Business Combinations.

The company adopted the new interim disclosure requirements of ASC 825, Financial Instruments, in the first quarter of fiscal 2010. The required disclosures regarding the fair value of financial instruments are included in Note 9 to the Condensed Consolidated Financial Statements.

The company is required to adopt the new disclosure requirements about plan assets of defined benefit pension or other postretirement plans in fiscal 2010 as promulgated under ASC Topic 715, Compensation-Retirement Benefits. The new disclosures will be presented in the fiscal 2010 annual consolidated financial statements.

3. FISCAL YEAR

The company’s fiscal year ends on the Saturday closest to May 31. Fiscal 2010, the year ending May 29, 2010, and fiscal 2009, the year ended May 30, 2009, each contain 52 weeks. The first nine months of fiscal 2010 and fiscal 2009 each contained 39 weeks. The three-month periods ended February 27, 2010, and February 28, 2009, each contained 13 weeks.

4. FOREIGN CURRENCY TRANSLATION

The functional currency for significant foreign subsidiaries is the local currency. The cumulative effect of translating the balance sheet accounts from the functional currency into the United States dollar using period-end exchange rates and translating revenue and expense accounts using average exchange rates for the period is reflected as a component of “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets. The financial statement impact resulting from remeasuring all foreign currency transactions into the appropriate functional currency, which was included in “Other Expenses (Income)” in the Condensed Consolidated Statements of Operations, was a net loss of $0.1 million and $0.2 million for the three and nine-month periods ended February 27, 2010, respectively.  For both the three and nine-month periods ending February 28, 2009, the financial statement impact was a net loss of $0.4 million.

5. COMPREHENSIVE INCOME

Comprehensive income consists of net earnings, foreign currency translation adjustments, pension and post-retirement liability adjustments and unrealized holding gain (loss) on “available-for-sale” securities. Comprehensive income was $6.3 million and a loss of $10.7 million for the three months ended February 27, 2010, and February 28, 2009, respectively. For the nine months ended February 27, 2010, and February 28, 2009, comprehensive income was $26.5 million and $36.7 million, respectively. The following table presents the components of “Accumulated other comprehensive loss” for the period indicated.

(In millions)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Liability Adjustments (net of tax)	Unrealized Holding Period Gain (Loss) (net of tax)	Total Accumulated Other Comprehensive Loss
Balance, May 30, 2009	$(9.4)	$(124.4)	$(0.3)	$(134.1)
Other comprehensive income for the nine months ended February 27, 2010	(0.2)	—	0.5	0.3
Balance, February 27, 2010	$(9.6)	$(124.4)	$0.2	$(133.8)

6. COMMON STOCK AND EARNINGS PER SHARE

The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS).

	Three Months Ended		Nine Months Ended
	February 27, 2010	February 28, 2009	February 27, 2010	February 28, 2009
Numerators:
Numerator for basic EPS, net earnings (loss) (In millions)	$8.3	$(5.2)	$26.2	$60.8
Income from adjustments to contingent consideration that can be settled in common stock at the company’s option, net of tax (In millions)	(1.2)	—	(1.4)	—
Numerator for diluted EPS, net earnings (loss) (In millions)	$7.1	$(5.2)	$24.8	$60.8

Denominators:
Denominator for basic EPS, weighted-average common shares outstanding	56,059,694	53,579,262	55,693,032	54,294,851

Potentially dilutive shares resulting from stock plans and contingent consideration issued for acquisition	1,499,317	—	1,607,809	437,399

Denominator for diluted EPS	57,559,011	53,579,262	57,300,841	54,732,250

Options to purchase 2,768,332 and 3,609,663 shares of common stock for the three months ended February 27, 2010 and February 28, 2009, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive. Options to purchase 2,797,999 and 3,006,944 shares of common stock for the nine months ended February 27, 2010 and February 28, 2009, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.

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

7. STOCK-BASED COMPENSATION

The company accounts for stock-based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718, Compensation-Stock Compensation (“ASC Topic 718”).  Compensation costs related to the company’s stock-based compensation plans resulted in an expense of $1.0 million and income of $0.5 million for the three months ended February 27, 2010 and February 28, 2009, respectively. The related income tax benefit was $0.4 million and an income tax expense of $0.2 million for the respective three-month periods. For the nine months ended February 27, 2010 and February 28, 2009, compensation costs were $3.3 million and $2.9 million, respectively. The related income tax benefit for the respective nine-month periods was $1.1 million and $1.0 million.

Stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three months ended February 27, 2010 and February 28, 2009 and has been reduced for estimated forfeitures, as it is based on awards ultimately expected to vest. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

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

	Three Months Ended		Nine Months Ended
	February 27, 2010	February 28, 2009	February 27, 2010	February 28, 2009
Risk-free interest rates (1)	2.7%	2.0%	2.7-2.8%	2.0-3.6%
Expected term of options (2)	5.5 years	6.0 years	5.5 years	6.0 years
Expected volatility (3)	41%	33%	41%	33%
Dividend yield (4)	0.5%	1.4%	0.5-0.6%	1.4%
Weighted-average grant-date fair value of stock options:
Granted with exercise prices equal to the fair market value of the stock on the date of grant	$6.45	$3.56	$6.24	$7.25
Granted with exercise prices greater than the fair market value of the stock on the date of grant	$ —	$ —	$ —	$ —

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

Restricted Stock Units

The company grants restricted stock units to certain key employees. The number of units initially awarded is based on the value of a portion of the participant’s long-term incentive compensation, divided by the fair value of the company’s common stock on the date of grant. The awards generally cliff-vest after a three-year service period, with prorated vesting under certain circumstances and continued vesting into retirement. Each restricted stock unit represents one equivalent share of the company’s common stock to be awarded, free of restrictions, after the vesting period. However, these shares do not entitle participants to the rights of shareholders of common stock, such as voting rights, and they are forfeitable at all times prior to the vesting date.  Compensation expense related to these awards is recognized over the requisite service period, which includes any applicable performance period. Dividend-equivalent awards are credited quarterly and are forfeitable at all times prior to the vesting date.

Performance Share Units

The company has previously granted performance share units to certain key employees. The number of units initially awarded was based on the value of a portion of the participant’s long-term incentive compensation, divided by the fair value of the company’s common stock on the date of grant. Each unit represents one equivalent share of the company’s common stock. The number of common shares ultimately issued in connection with these performance share units is determined based on the company’s financial performance over the related three-year service period. Compensation expense is equal to the grant-date fair value and the number of common shares projected to be issued, and is recognized over the requisite service period.

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

Cash payments for income taxes and interest were as follows.

 (In millions)

	Three Months Ended		Nine Months Ended
	February 27, 2010	February 28, 2009	February 27, 2010	February 28, 2009
Income taxes paid, net	$7.2	$3.4	$14.5	$41.6
Interest paid	$6.3	$6.3	$15.2	$18.5

9. FAIR VALUE MEASUREMENTS

The company’s financial instruments consist of cash equivalents, marketable securities, accounts receivable, other investments, accounts payable, debt and foreign currency exchange contracts. The company’s estimates of fair value for financial instruments, other than marketable securities, approximate their carrying amounts as of February 27, 2010.

The FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”), gives a comprehensive framework for measuring the fair value of assets and liabilities and expands disclosures about fair value measurements.  Specifically, this ASC Topic sets forth a definition of fair value, and establishes a hierarchy prioritizing the use of inputs in valuation techniques. This ASC Topic defines levels within the hierarchy as follows:

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

The company adopted the provisions of  ASC Topic 820 for financial assets and liabilities in the first quarter of fiscal 2008, and for its non-financial assets and liabilities in the first quarter of fiscal 2009, neither of which had a material impact on the company’s consolidated financial statements. The following table sets forth financial assets and liabilities measured at fair value in the Condensed Consolidated Balance Sheets and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of February 27, 2010.

(In millions)	Fair Value Measurements as of February 27, 2010
Financial Assets	Total	Using (Level 1)	Using (Level 2)
Available-for-sale marketable securities	$13.9	$3.2	$10.7
Interest rate swap agreements	1.7	—	1.7
Foreign currency forward contracts	(0.1)	—	(0.1)
Deferred compensation plan	1.9	1.9	—
Total	$17.4	$5.1	$12.3

The company does not hold any Level 3 financial instruments.  FASB ASC Topic 825, Financial Instruments (“ASC Topic 825”) expands the use of fair value measurement by permitting entities to choose to measure at fair value, many financial instruments and certain other items that are not currently required to be measured at fair value. The company adopted the provisions of ASC Topic 825 at the beginning of fiscal 2009 and has elected not to expand the use of fair value accounting beyond those assets and liabilities currently required to use this basis of measurement.

The company’s portfolio of marketable securities is primarily comprised of investment grade fixed-income securities and market-indexed equity based mutual funds. These investments are held by the company’s wholly-owned insurance captive and are considered “available-for-sale” as defined in ASC Topic 320, Investments-Debt and Equity Securities (“ASC Topic 320”). Accordingly, they have been recorded at fair market value based on quoted market prices, with the resulting net unrealized holding gains or losses reflected, net of tax, as a component of “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets (see Note 5).

Net investment income recognized in the Condensed Consolidated Statements of Operations resulting from these investments totaled approximately $0.2 million for both the three-month periods ending February 27, 2010 and February 28, 2009 respectively.  Net investment income totaled approximately $0.5 million and $0.3 million for each of the nine-month periods ending February 27, 2010 and February 28, 2009, respectively.

ASC Topic 320 provides guidance on determining when an investment is other-than-temporarily impaired. The company reviews its fixed income and equity investment portfolio for any unrealized losses that would be deemed other-than-temporary and require the recognition of an impairment loss in income. If the cost of an investment exceeds its fair value, the company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the company’s intent to hold the investments and whether it is more likely than not that the company will be required to sell the investments before recovery of their amortized cost basis. The company also considers the type of security, related-industry and sector performance, as well as published investment ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. If conditions within individual markets, industry segments, or macro-economic environments deteriorate, the company could incur future impairments. In the fourth quarter of fiscal 2009, the company determined that equity investment losses of $0.6 million represented an other-than-temporary impairment and, accordingly, these losses were recognized in the consolidated statement of operations. In the second quarter of fiscal 2010, the company determined that certain debt securities had other-than-temporarily impaired assets in the amount of $0.8 million.  Of these losses, $0.4 million were determined to be credit-related and were, therefore, recognized in the Statement of Operations, “Other Expenses (Income): Other, net” line item.  The remainder of the impairment is recognized as a component of “Accumulated Other Comprehensive loss” and is shown net in the company’s Consolidated Statement of Shareholders’ Equity.

The following is a summary of the credit loss component of the company’s debt securities that have been written down for other-than-temporary-impairment (OTTI) with the credit loss component recognized in earnings and the remaining impairment loss related to all other factors recognized in accumulated other comprehensive loss.

(In millions)	February 27, 2010
November 28, 2009 Balance	$0.4
Additions:
Credit losses for which OTTI was not previously recognized	—
Additional increases to the amount related to credit loss for which OTTI was previously recognized	—
Subtractions:
Realized losses recorded previously as credit losses	(0.2)
Ending Balance	$0.2

The following is a summary of the carrying and market values of the company’s marketable securities as of the respective dates.

	February 27, 2010
(In millions)

Cost

Unrealized

Gain

Unrealized

Loss

				Market Value
U.S. Government & Agency Debt	$4.9	$ 0.1	$ —	$5.0
Corporate Investments	6.5	0.3	—	6.8
Mortgage-Backed	1.4	—	(0.2)	1.2
Other Debt	0.9	—	—	0.9
Total	$13.7	$ 0.4	$(0.2)	$13.9

	May 30, 2009
(In millions)

Cost

Unrealized

Gain

Unrealized

Loss

				Market Value
U.S. Government & Agency Debt	$3.6	$ 0.3	$─	$3.9
Corporate Investments	3.9	—	—	3.9
Mortgage-Backed	3.8	—	(0.6)	3.2
Other Debt	0.5	—	(0.2)	0.3
Total	$11.8	$ 0.3	$(0.8)	$11.3

Maturities of debt securities included in marketable securities as of February 27, 2010, are as follows.

(In millions)	Cost	Market Value
Due within one year	$1.3	$1.7
Due after one year through five years	11.3	11.3
Due after five years through ten years	—	—
Due after ten years	0.2	0.2
Total	$12.8	$13.2

Investments that are in unrealized loss positions as of February 27, 2010 are as follows:

(In millions)	Aggregate Unrealized Loss	Aggregate Fair Value	Number of Investments in Unrealized Loss Position
Less than one year	$─	$─	─
Greater than one year	$0.2	$0.5	6

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

	Three Months Ended		Nine Months Ended
(In millions)	February 27, 2010	February 28, 2009	February 27, 2010	February 28, 2009
Net Sales:
North American Furniture Solutions	$269.5	$296.0	$822.2	$1,081.2
Non-North American Furniture Solutions	46.9	51.8	137.7	194.3
Other	13.2	6.6	37.4	34.6
Total	$329.6	$354.4	$997.3	$1,310.1
Depreciation and Amortization:
North American Furniture Solutions	$9.4	$9.0	$28.9	$27.5
Non-North American Furniture Solutions	0.7	1.0	2.3	3.7
Other	0.4	0.4	1.2	1.2
Total	$10.5	$10.4	$32.4	$32.4
Operating Earnings (Loss):
North American Furniture Solutions	$16.3	$17.4	$56.9	$113.2
Non-North American Furniture Solutions	2.1	3.0	1.5	15.0
Other	(1.6)	(23.2)	(8.9)	(19.8)
Total	$16.8	$(2.8)	$49.5	$108.4
Capital Expenditures:
North American Furniture Solutions	$3.8	$3.8	$14.8	$17.5
Non-North American Furniture Solutions	0.1	0.7	0.5	2.7
Other	—	—	—	0.1
Total	$3.9	$4.5	$15.3	$20.3

(In millions)	February 27, 2010	May 30, 2009
Total Assets:
North American Furniture Solutions	$615.2	$628.7
Non-North American Furniture Solutions	123.2	110.7
Other	21.4	27.9
Total	$759.8	$767.3

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

11. OTHER INTANGIBLE ASSETS

Other intangible assets are comprised of patents, trademarks and intellectual property rights. As of February 27, 2010, the combined gross carrying value and accumulated amortization was $57.8 million and $11.6 million, respectively. As of May 30, 2009, these amounts totaled $24.0 million and $9.5 million, respectively. Definite lived intangible assets are amortized over periods ranging from 5 to 17 years.  The increase in fiscal 2010 is primarily due to the acquisition of Nemschoff, which included intangibles from trade names that have an indefinite life and are therefore not amortized (see Note 16).

Amortization expense related to intangible assets totaled approximately $0.7 million and $0.6 million for the three month periods ended February 27, 2010, and February 28, 2009, respectively. For the nine months ended February 27, 2010, and February 28, 2009, amortization expense related to intangible assets totaled approximately $2.2 million and $1.7 million, respectively.

Estimated amortization expense for intangible assets as of February 27, 2010, for each of the succeeding fiscal years is as follows:

(In millions)	Remaining 2010	$0.7
	2011	$2.9
	2012	$2.7
	2013	$2.0
	2014	$1.8

12. LONG TERM DEBT

In January 2008, the company issued a total of $200 million in senior unsecured private placement notes.  Notes in the principal amount of $150 million bear interest at 6.42 percent and are due in January 2018.  The remaining $50 million in private placement notes bear interest at 5.94 percent and are due in January 2015.  Related interest payments are due semi-annually.

During the first quarter of fiscal 2010 we renegotiated the syndicated revolving line of credit, reducing our availability from $250 million to $150 million, while giving us additional covenant flexibility. This facility expires in June 2012 and outstanding borrowings bear interest at rates based on the prime rate, federal funds rate, LIBOR, or negotiated rates as outlined in the agreement. Interest is payable periodically throughout the period a borrowing is outstanding. As of February 27, 2010 and May 30, 2009, total usage against this facility was $11.2 million and $13.1 million respectively, all of which related to outstanding letters of credit.

In March 2001, the company sold publicly registered debt securities totaling $175 million. These senior notes mature on March 15, 2011 and bear an annual interest rate of 7.125 percent, with interest payments due semi-annually.   During the first quarter of fiscal 2010, we completed the repurchase of $75 million of the registered debt securities. In addition to improving our covenant metrics this action reduces our future interest expense by approximately $1.3 million per quarter.

Our senior notes and the unsecured senior revolving credit facility restrict, without prior consent, our borrowings, capital leases, and the sale of certain assets. In addition, we have agreed to maintain certain financial performance ratios, which include a maximum leverage ratio covenant, which is measured by the ratio of debt to trailing four quarter adjusted EBITDA (as defined in the credit agreement) and is required to be less than 3.5:1, and a minimum interest coverage ratio, which is measured by the ratio of trailing four quarter EBITDA to trailing four quarter interest expense (as defined in the credit agreement) and is required to be greater than 4:1. Adjusted EBITDA is generally defined in the credit agreement to adjust EBITDA by certain items which include non-cash, share-based compensation, non-recurring restructuring costs and extraordinary items. At February 27, 2010 and May 30, 2009, we were in compliance with all applicable restrictions and performance ratios and anticipate remaining so for the foreseeable future.

The company previously entered into a fixed-to-floating interest rate swap agreement, which expires on March 15, 2011, and effectively converts $50 million of fixed-rate debt securities to a floating-rate basis.  The fair value of this swap instrument, which is based upon expected LIBOR rates over the remaining term of the instrument, was approximately $1.7 million at February 27, 2010, and is reflected as an addition to long-term debt and an offsetting addition to non-current assets in the Condensed Consolidated Balance Sheet. As of May 30, 2009, the fair value of approximately $2.4 million is reflected as an addition to long-term debt and an offsetting addition to other non-current assets. The floating interest rate for this agreement is based on the six-month LIBOR, set in-arrears at the end of each semi-annual period, which is estimated to be 3.0 percent and 3.5 percent at February 27, 2010 and May 30, 2009, respectively. The interest rate resets during the second and fourth quarter of each fiscal year; the company does not anticipate future rate changes to have a material impact on the consolidated financial statements.

As of February 27, 2010, a total of $50.0 million of the company’s outstanding debt was effectively converted to a variable-rate basis as a result of the remaining interest rate swap arrangement.  This swap is a fair-value hedge and qualifies for hedge-accounting treatment using the “short-cut” method under the provisions of the FASB ASC Topic 815, Derivatives and Hedging (“ASC Topic 815”).  Under this accounting treatment, the change in the fair value of the interest rate swap is equal to the change in value of the related hedged debt and, as a result, there is no net effect on earnings. This agreement requires the company to pay floating-rate interest payments in return for receiving fixed-rate interest payments that coincide with the semi-annual payments to the debt holders at the same date.

The counterparty to this swap instrument is a large financial institution which the company believes is of high-quality creditworthiness. While the company may be exposed to potential losses due to the credit risk of non-performance by this counterparty, such losses are not anticipated. The impact of the swap arrangement on interest expense was a reduction of $0.5 million and $0.4 million for the three-month periods ended February 27, 2010, and February 28, 2009, respectively. The impact on interest expense due to the swap arrangements for the nine months ended February 27, 2010, and February 28, 2009, was a reduction of $1.5 million and $0.9 million, respectively.

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

(In millions)	Three Months Ended		Nine Months Ended
	February 27, 2010	February 28, 2009	February 27, 2010	February 28, 2009
Accrual Balance – beginning	$15.4	$15.0	$15.4	$14.9
Accrual for warranty matters	2.9	3.9

8.7

10.1

Settlements and adjustments

(2.5)

(3.8)

			(8.3)	(9.9)
Accrual Balance – ending	$15.8	$15.1	$15.8	$15.1

Other Guarantees

The company is periodically required to provide performance bonds in order to do business with certain customers. These arrangements are common and generally have terms ranging between one and three years. The bonds are required to provide assurances to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies; however, the company is ultimately liable for claims that may occur against them. As of February 27, 2010, the company had a maximum financial exposure related to performance bonds totaling approximately $16.4 million. The company has no history of claims, nor is it aware of circumstances that would require it to pay under any of these arrangements. The company also believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company’s financial statements. Accordingly, no liability has been recorded as of February 27, 2010 and May 30, 2009.

The company has entered into standby letter of credit arrangements for the purpose of protecting various insurance companies against default on the payment of certain premiums and claims. A majority of these arrangements are related to the company’s wholly-owned captive insurance company. As of February 27, 2010, the company had a maximum financial exposure from these standby letters of credit totaling approximately $11.2 million. The company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company’s financial statements. Accordingly, no liability has been recorded as of February 27, 2010 and May 30, 2009.

Contingencies

The company leases a facility in the U.K. under an agreement that will expire in June 2012.  Under the terms of the lease, the company is required to perform the maintenance and repairs necessary to address the general dilapidation of the facility. The ultimate cost of this provision to the company is dependent on a number of factors including, but not limited to, the future use of the facility by the lessor and whether the company chooses and is permitted to renew the lease term. The company has estimated the cost of these maintenance and repairs to be between $0 and $3 million, depending on the outcome of future plans and negotiations.  As a result, an estimated liability of $1.0 million has been recorded as a liability reflected under the caption “Other liabilities” in the Condensed Consolidated Balance Sheets at both February 27, 2010, and May 30, 2009.

The company has an additional lease obligation in the U.K. until May 2014 for a facility that it previously exited.  The estimated liability of $1.5 million and $1.6 million is reflected under the caption “Other liabilities” in the Condensed Consolidated Balance Sheets at February 27, 2010 and May 30, 2009 respectively.

The company, for a number of years, has sold various products to the United States Government under General Services Administration (“GSA”) multiple award schedule contracts. Under the terms of these contracts, the GSA is permitted to audit the company’s compliance with the GSA contracts. The company has occasionally noted errors in complying with contract provisions. From time to time the company has notified the GSA of known instances of non-compliance (whether favorable or unfavorable to the company) once such circumstances are identified and investigated. The company does not believe that any of the errors brought to the GSA’s attention will adversely affect its relationship with the GSA. Currently there are no GSA post-award audits either scheduled or in process. Management does not expect resolution of potential future audits to have a material adverse effect on the company’s consolidated financial statements.

The company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the company’s consolidated financial statements.

14. INCOME TAXES

The effective tax rates for the three months ended February 27, 2010 and February 28, 2009, were 32.8 percent and 39.4 percent, respectively. For the nine months ended February 27, 2010 and February 28, 2009 the effective tax rates were 25.3 percent and 33.8 percent, respectively.  The company’s United States federal statutory rate is 35.0 percent.  The effective rate in the current year is below the statutory rate primarily due to the reduction of uncertain tax benefits reserve in relationship to the closure of an Internal Revenue Service (IRS) audit for the fiscal years 2005 through 2008, the manufacturing deduction under the American Jobs Creation Act of 2004 (AJCA) and the research and development credits.  The effective tax rate in the prior year was below the statutory rate primarily due to the manufacturing deduction under the AJCA and increased research and development credits due to the retro-active extension of the credit back to January 1, 2008.

The company has income tax accruals associated with uncertain tax benefits totaling $3.4 million and $7.4 million as of February 27, 2010 and February 28, 2009, respectively. In July 2009, the IRS closed its examination of the fiscal years 2005 through 2008.  With the closure of the audit, the company recognized a $3.3 million tax benefit from adjusting such reserves through the third quarter of fiscal 2010.

The company recognizes interest and penalties related to uncertain tax benefits through income tax expense in its statement of operations. Interest and penalties recognized in the company’s Condensed Consolidated Statements of Operations during the nine-month periods ended February 27, 2010 and February 28, 2009 were a benefit of $0.1 million and expense of $0.2 million respectively. As of February 27, 2010 and February 28, 2009, the company’s recorded liability for potential interest and penalties related to uncertain tax benefits totaled $0.9 million and $1.0 million respectively.

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

15. EMPLOYEE BENEFIT PLANS

The following tables summarize the costs of the company’s employee pension and other post-retirement plans for the periods indicated.

(In millions)	Three Months Ended
	Pension Benefits		Other Post-Retirement Benefits
	February 27, 2010	February 28, 2009	February 27, 2010	February 28, 2009
Domestic:
Service cost	$2.0	$2.1	$—	$—
Interest cost	4.5	4.6	0.2	0.2
Expected return on plan assets	(4.9)	(5.5)	—	—
Net amortization loss	0.8	0.6	—	0.1
Net periodic benefit cost	$2.4	$1.8	$0.2	$0.3

International:
Service cost	$—	$0.5
Interest cost	1.1	1.0
Expected return on plan assets	(1.1)	(1.0)
Net amortization loss	0.2	0.2
Net periodic benefit cost	$0.2	$0.7

(In millions)	Nine Months Ended
	Pension Benefits		Other Post-Retirement Benefits
	February 27, 2010	February 28, 2009	February 27, 2010	February 28, 2009
Domestic:
Service cost	$6.0	$6.3	$—	$—
Interest cost	13.5	13.7	0.5	0.6
Expected return on plan assets	(14.1)	(16.6)	—	—
Net amortization loss	2.3	1.8	—	0.2
Net periodic benefit cost	$7.7	$5.2	$0.5	$0.8

International:
Service cost	$—	$1.6
Interest cost	3.2	3.5
Expected return on plan assets	(3.4)	(3.5)
Net amortization loss	0.8	0.7
Net periodic benefit cost	$0.6	$2.3

The company made a voluntary contribution to its domestic benefit plan during the current quarter.  The contribution was made in company stock and was valued at $16.7 million.  The company does not expect to make any further contributions to its benefit plans during the remainder of fiscal 2010.  The company is currently evaluating what voluntary contributions, if any, will be made to its various employee retirement plans in fiscal 2011. Actual contributions will be dependent upon investment returns, changes in pension obligations, and other economic and regulatory factors.  Given the recent past experience of asset performance and yields on high-quality corporate bonds, we believe that it is possible that significant funding of our primary domestic pension plan may be necessary.  While it is difficult to know what funding, if any, will be needed due to the complex nature of the variables involved in calculating funding requirements and the volatility of these variables in the market, we currently estimate funding for the primary domestic benefit plan of up to $15 million in fiscal 2011.

16. ACQUISITIONS AND DIVESTITURES

During the third quarter of fiscal 2008, the company completed its acquisition of the stock of Brandrud Furniture, Inc. (Brandrud), an Auburn, Washington based manufacturer of healthcare furnishings. With annual net sales of approximately $20 million at the time of acquisition, Brandrud focuses on seating products for patient rooms, patient treatment areas, and public spaces such as lobbies and waiting areas. The purchase price related to this transaction included an initial $12 million cash payment, the assumption of $2.1 million of debt and a performance-based contingency payment of $26.6 million cash paid in fiscal 2009 and recognized in purchase accounting as goodwill.

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

There are two forms of contingent consideration provided to the sellers, a success fee and contingent value rights (CVRs), both of which are included in the balance sheet in the long-term liabilities, other liabilities line item.  The contingent liabilities are presented net of a $6.9 million note receivable that was issued by the sellers in exchange for cash at the acquisition date and of which there is a full right of offset.  The success fee payment may range between $0 and $25 million based on performance from June 2010 through May 2011. Any payment due may be settled in the form of cash or stock at the company’s discretion. At the acquisition date, the fair value of the success fee was $14.4 million and as of February 27, 2010, the success fee was valued at $14.9 million, with the change in value reflected within “Other Expenses (Income), Interest expense” in the Condensed Consolidated Statements of Operations. The fair value of the success fee is estimated using a probability-weighted discounted cash flow model with a discount rate of 5.25 percent.

There is a CVR for each of the 2,041,666 shares of common stock issued in the transaction. Each CVR entitles the holder to compensation in the event that the company’s share price is below $24.00 per share at June 30, 2011. A floor price of $13.28 per share has been established that provides a maximum payout of $10.72 per share to be paid at the time of share redemption. Any payment due may be settled in the form of cash or stock at the company’s discretion. At the acquisition date, the fair value of the CVRs was $16.3 million and as of February 27, 2010, the CVRs were valued at $13.6 million with the change in value reflected within “Operating Expenses” in the Condensed Consolidated Statements of Operations. The fair value of the CVRs is estimated using a Black-Scholes model which uses several key assumptions, including the current share price of the company.  The fair value estimate of the CVRs is calculated at the end of each quarter.  The following key assumptions were used to determine the fair value as of the respective date.

February 27, 2010
Risk-free interest rates	1.04%
Expected term	1.3 years
Expected volatility	59%
Dividend yield	0.46%

The note receivable received in exchange for cash was offset against the contingent liability

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

(In millions)	Fair Value
Cash	$1.6
Accounts receivable	7.6
Inventory	6.5
Other current assets	0.8
Property, plant and equipment	15.6
Identifiable intangible assets	33.2
Goodwill	34.3
Total acquired assets	99.6
Accrued Warranty	0.5
Accounts Payable	2.3
Customer Deposits	0.6
Deferred Tax liability	2.8
Other Accrued liabilities	3.6
Total acquired liabilities	9.8
Net Assets Acquired	$89.8

As noted, the fair value of the acquired goodwill is $34.3 million.  On a consolidated basis, the company’s total goodwill is $103.9 million.

(In millions)
Balance, May 30, 2009	$69.5
Currency-related adjustments	0.1
Additions to goodwill from acquisition of Nemschoff

34.3

Balance, February 27, 2010	$103.9

The fair values and useful lives assigned to identifiable intangible assets as of the acquisition date consisted of the following:

(In millions)	Fair Value	Useful Life
Trade Name	$20.0	Indefinite
Customer Relationships	12.9	15 years
Non-compete Agreements	0.3	2 years
Total	$33.2

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

The results of operations for Nemschoff have been included in the company’s Condensed Consolidated Statements of Operations since the date of the acquisition. The amount of net sales and net earnings attributable to Nemschoff included in the Condensed Consolidated Statements of Operations consists of the following:

	Three Months Ended	Nine Months Ended
(In millions)	February 27, 2010	February 27, 2010
Net sales	$17.1	$50.5
Net earnings (loss)	$(0.3)	$0.5

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

Nine Months Ended
(In millions)	February 27, 2010
Pro forma net sales	$1,002.0
Pro forma net earnings	$26.6

Subsequent to the third quarter of fiscal 2010, the company acquired Colebrook Bosson Saunders, (CBS) a worldwide leader in the design, manufacture and distribution of ergonomic work tools with headquarters located in London, England and additional showrooms in New York and Australia. CBS has annualized net sales of approximately $15 million.  The acquisition of CBS was funded by cash on hand of approximately $13.5 million, subject to the finalization of certain post-closing adjustments related to CBS’s net equity as of March 31, 2010.  Additionally, CBS may be entitled to contingent consideration in the form of performance-based payments in the range of zero and $16.5 million that would be earned over the next five years.

17. RESTRUCTURING PLAN

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

The following is a summary of changes in restructuring accruals during fiscal 2010 for the 2009 Plan.

(In millions)

	Total Plan Costs	Severance and Outplacement Costs	Leased Building Exit Costs
Balance as of May 30, 2009	$9.6	$7.0	$2.6
Restructuring expenses	1.3	0.8	0.5
Cash payments	(8.9)	(7.3)	(1.6)
Adjustment	(0.1)	—	(0.1)
Balance as of February 27, 2010	$1.9	$0.5	$1.4

Fiscal 2010 Action

In May and June 2009, the company announced a plan (“the 2010 Plan”) to consolidate manufacturing operations with the closure of its Integrated Metal Technologies (IMT) subsidiary in Spring Lake, Michigan and Brandrud facility in Auburn, Washington. Under this plan for the IMT closure, the company will retain existing West Michigan production capacity and will enhance operational efficiency, with the majority of work and equipment moving to other newer, larger facilities in the area. Relocation began during the first quarter of fiscal 2010, with final closure targeted for the fourth quarter.  The anticipated cost for this action is $8 million to $10 million with approximately $2 million of these costs having been recognized in fiscal 2009.  It is anticipated that the remainder of these costs will be incurred in fiscal 2010 and will be paid for with cash generated from operations.  For the Brandrud closure, the company plans to further consolidate manufacturing operations with the transfer of substantially all of the manufacturing capabilities of Brandrud to its Nemschoff manufacturing plants.  The anticipated cost for this action is approximately $3 million, with the costs to be incurred throughout fiscal year 2010 and into the first half of fiscal year 2011.

The following is a summary of changes in restructuring accruals during fiscal 2010 for the 2010 Plan.

  (In millions)

	Total Plan Costs	Severance and Outplacement Costs	Leased Building Exit Costs
Balance as of May 30, 2009	$─	$─	$─
Restructuring expenses	5.8	4.0	1.8
Cash payments	(4.1)	(2.4)	(1.7)
Balance as of February 27, 2010	$1.7	$1.6	$0.1

These charges have been reflected separately as restructuring expenses in the Consolidated Statements of Operations.  Restructuring expenses are reflected in the reportable operating segments in the “Other” category (see Note 10).

18. DERIVATIVE FINANCIAL INSTRUMENTS

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

Interest Rate Swap Agreements

We have used interest rate swaps in order for a portion of interest bearing debt to be variable, which matches interest expense with our business cycle.  As of February 27, 2010, the company has one interest rate swap agreement that has the economic effect of modifying the fixed interest obligations associated with a portion of our public debt securities due March 15, 2011 so that the interest payable on the senior notes effectively becomes variable at a rate set to the six-month LIBOR rate plus 2.65 percent. The critical terms of the interest rate swap agreement and a component of the public debt securities match, including the notional amounts, interest rate reset dates, maturity dates and underlying market indices. Accordingly, as of February 27, 2010, a total of $50.0 million of the company’s outstanding debt was effectively converted to a variable-rate basis as a result of the interest rate swap arrangement. This swap is a fair-value hedge and qualifies for hedge-accounting treatment, whereby the change in the fair value of the interest rate swap is equal to the change in value of the related hedged debt and, as a result, there is no net effect on earnings. The agreement requires the company to pay floating-rate interest payments in return for receiving fixed-rate interest payments that coincide with the semi-annual payments to the debt holders at the same date. The periodic interest settlements, which occur at the same interval as the public debt securities, are recorded as interest expense.

Foreign Currency Forward Contracts Not Designated as Hedges

 We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. Under this program, the company’s strategy is to have increases or decreases in our foreign currency exposures offset by gains or losses on the foreign currency forward contracts to mitigate the risks and volatility associated with foreign currency transaction gains or losses. These foreign currency exposures typically arise from net liability or asset exposures in non-local currencies on the balance sheets of our foreign subsidiaries. These foreign currency forward contracts generally settle within 90 days and are not used for trading purposes. These forward contracts are not designated as hedging instruments. Accordingly, we record the fair value of these contracts as of the end of the reporting period in the consolidated balance sheet with changes in fair value recorded in our consolidated statement of operations. The balance sheet classification for the fair values of these forward contracts is other current assets for unrealized gains and to other current liabilities for unrealized losses. The statement of operations classification for the fair values of these forward contracts is to “Other Expenses (Income): Other, net”, for both realized and unrealized gains and losses.

As of February 27, 2010, the company utilized forward contracts to offset various currency exposures.  See our discussion under Item 3, Foreign Exchange Risk for additional detail.

The effect of derivative instruments on the condensed consolidated statement of operations for the three month periods ended February 27, 2010 is an expense of $0.1 million.  The effect of derivative instruments on the condensed consolidated statement of operations for the nine month period ended February 27, 2010 is an expense of $0.2 million.

Fair Value of Derivative Instruments in Condensed Consolidated Balance Sheet

		February 27, 2010
(In millions)	Balance Sheet Location	Fair Value
Interest rate swap agreement – fair market value	Other noncurrent assets	$1.7

Foreign currency forward contracts not designated as hedges	Other accrued liabilities	(0.1)

Effects of Derivative Instruments of Income (amounts presented exclude any income tax effects)
(In millions)		Three Months Ended
Recognized Expense on Derivative	Expense Location	February 27, 2010
Foreign currency forward contracts	Other Expenses (Income): Other, net	$0.1

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

During the third quarter we began to see some encouraging signs of an economic recovery.  For the first time in five quarters we had an increase in consolidated orders compared to the prior year.  Orders in our Non-North American segment and healthcare, retail and learning product lines increased while our core North American business continued to lag the prior year. This overall increase reflects an improvement in our business that is a direct result of the diversification strategy we have pursued to expand our revenue base.  We also have seen continuing benefits from our careful management of costs throughout the business.  We have been careful to balance the need to reduce costs with the competing need for investing in our future.  We have continued with the cost reduction actions announced earlier this year, including ongoing employee furloughs.

We have continued to take measures to decrease our cost structure.  These include the previously announced plans to consolidate manufacturing operations with the consolidation of our Integrated Metal Technologies (IMT) plant in Spring Lake, Michigan and our Brandrud facility in Auburn, Washington into other manufacturing facilities.  The consolidation of the IMT facility is expected to be complete in the fourth quarter of this fiscal year and the consolidation of the Brandrud facility is expected to be complete early in next fiscal year.  The total cost of these actions is still anticipated to be approximately $11 million to $13 million, of which approximately $8 million has been recognized thus far.

Our sales of $329.6 million for the quarter are down 7.0 percent from the same period last year, when we reported net sales of $354.4 million. This decline matches a similar decline in the overall U.S. office furniture market.

Despite the year-over-year decline in sales, we were solidly profitable as demonstrated by an operating margin of 5.1 percent. This operating performance continues to demonstrate our ongoing commitment to shareholders and the agility of our business model.

The Business Institutional Furniture Manufacturers Association’s (BIFMA) most recent domestic industry forecast in February 2010 anticipates that in a calendar year-over-year comparison, orders will show an increase in the second quarter, but then begin a slow decrease through the beginning of calendar 2011. BIFMA’s outlook for calendar 2011 shows orders increasing.  BIFMA’s forecast also anticipates that shipments will increase slightly through calendar 2010.

Analysis of Third Quarter Results

The quarters ended February 27, 2010 and February 28, 2009 each included 13 weeks of operations.  The following table presents certain key highlights from the results of operations for the periods indicated.

(In millions, except per share data)	Three Months Ended			Nine Months Ended
	February 27, 2010	February 28, 2009	Percent Change	February 27, 2010	February 28, 2009	Percent Change
Net Sales	$329.6	$354.4	(7.0)%	$997.3	$1,310.1	(23.9)%
Gross Margin	104.8	105.9	(1.0)	323.1	423.7	(23.7)
Operating Expenses	85.7	85.3	0.5	266.5	291.5	(8.6)
Restructuring	2.3	23.4	(90.2)	7.1	23.8	(70.2)
Operating Earnings (Loss)	16.8	(2.8)	700.0	49.5	108.4	(54.3)
Net Earnings (Loss)	$8.3	$(5.2)	259.6	$26.2	$60.8	(56.9)
Earnings (Loss) per share – diluted	0.12	(0.10)	220.0	0.43	1.11	(61.3)
Orders	290.0	279.4	3.8	957.9	1,240.6	(22.8)%
Backlog	193.6	206.8	(6.4)%	193.6	206.8	(6.4)%

The following table presents, for the periods indicated, the components of the company’s Condensed Consolidated Statements of Operations as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	February 27, 2010	February 28, 2009	February 27, 2010	February 28, 2009 (1)
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	68.2	70.1	67.6	67.7
Gross Margin	31.8	29.9	32.4	32.3
Operating Expenses	26.0	24.1	26.7	22.3
Restructuring	0.7	6.6	0.7	1.8
Operating Margin	5.1	(0.8)	5.0	8.3
Other Expense, net	1.4	1.7	1.5	1.3
Earnings Before Income Taxes	3.7	(2.5)	3.5	7.0
Income Tax Expense	1.2	(1.0)	0.9	2.4
Net Earnings	2.5%	(1.5)%	2.6%	4.6%

 (1)  Percentages do not foot due to rounding

Consolidated Sales, Orders, and Backlog

Net sales in the third quarter of fiscal 2010 were $329.6 million, a decline of 7.0 percent from the same period last year.  Foreign exchange rate changes increased net sales by approximately $4.7 million in the third quarter of fiscal year 2010. The impact of deeper discounting is estimated to have had a $5 million impact on sales over the prior year.

On a sequential quarter basis, consolidated net sales were down $14.1 million from $343.7 million, which represents a 4.1 percent decrease from our second quarter of fiscal 2010.

Orders in the third quarter were $290.0 million, an increase of $10.6 million or 3.8 percent over the same period last year. North American furniture solution orders decreased 1.0 percent, while non-North American furniture solution orders increased 21.4 percent.  Orders within our “Other” category increased 61.7 percent for the current quarter compared to the same period last year.  On a sequential quarter basis, orders decreased 16.1 percent compared to the second quarter of fiscal 2010, when we reported orders of $345.7 million.

Our backlog of unfilled orders at February 27, 2010 was $193.6 million, a decrease of $13.2 million or 6.4 percent over the balances at the end of our third quarter last year.

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

We also use BIFMA statistical information as a benchmark for the performance of our domestic U.S. business (as defined by BIFMA) and also to that of our competitors. The timing of large project-based business may affect comparisons to this data.  We remain cautious about reaching conclusions regarding changes in market share based on analysis of data on a short term basis. Instead, we believe such conclusions should only be reached by analyzing comparative data over several quarters.

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

For the three-month period ended February 27, 2010, our domestic U.S. net sales (as defined by BIFMA) decreased 5.9 percent year-over-year, while domestic orders decreased 1.0 percent over the same period last year.  By comparison, BIFMA reported an estimated year-over-year decrease in shipments and orders of 16.1 percent and 10.8 percent, respectively for the comparable period.

Consolidated Gross Margin

Consolidated gross margin in the third quarter improved 190 basis points to 31.8 percent of net sales compared to the third quarter last year. Despite our year-over-year decrease in sales, we achieved the improvement in margin by lower commodity costs and restructuring related savings.  Direct labor costs remained flat but increased as a percentage of sales by 40 basis points on a year-over-year basis. Overhead increased as a percentage of sales but declined $2.1 million mainly as a result of the restructuring actions implemented in the third quarter of fiscal 2009 and the first quarter of fiscal 2010.  Offsetting these declines in cost was the loss of leverage on fixed overhead as a result of the decline in volume. Details relative to the major components of consolidated gross margin are as follows.

Direct material costs declined 330 basis points from the third quarter last year primarily due to lower cost of raw materials.  We estimate that commodity costs decreased approximately $4 million for the quarter compared to the third quarter of fiscal 2009. The largest component of this decrease was for steel. The impact of lower material costs by Nemschoff also had a favorable impact to the material percent.

Direct labor at 7.4 percent of net sales was 40 basis points higher than the same period last year.  This increase is primarily attributable to our acquisition of Nemschoff, which has higher labor as a percentage of sales. As a stand-alone entity, this higher labor content is offset by lower material costs. We foresee Nemschoff’s gross margin to be fairly representative of our overall gross margin percentage in the long term outlook.

Manufacturing overhead increased 40 basis points as a percentage of sales. This increase was driven primarily by the loss of leverage as a result of the decline in volume, despite our actions to reduce fixed costs as part of our restructuring actions.  Our ability to right size our manufacturing environment in connection with our commitment to lean manufacturing principles under the Herman Miller Performance System (HMPS), continues to be our primary means of addressing the financial impact of the cyclical nature of the industry.

Freight costs, driven by higher diesel prices, increased $1.1 million in the third quarter of fiscal 2010 as compared to the same period last year.

Cost of sales and resulting gross margin are affected by changes in foreign currency exchange rates.  During the third quarter we estimate the impact to be an improvement of $2.2 million.

On a sequential-quarter basis, consolidated gross margins decreased 40 basis points from 32.2 percent of sales reported in the second quarter of fiscal 2010, driven primarily by the loss of leverage as a result in the decline in volume.

Operating Expenses and Operating Earnings

Third quarter operating expenses were $88.0 million, or 26.7 percent of net sales, which is a decrease of $20.7 million from the third quarter of fiscal 2009. The decrease in operating expense is a result of a $21.1 million reduction in restructuring costs and favorable adjustment of the CVR by $1.8 million in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009, offset by an additional $4.7 million in operating expense from Nemschoff.  We remain committed to aligning our operating expenses to business levels as we continue through the current economic environment.

Operating expenses and the resulting operating earnings are also impacted by changes in foreign currency exchange rates.  During the third quarter of fiscal 2010 and fiscal 2009, we estimate the impact to operating expenses to be an increase of approximately $1.0 million and a decrease of approximately $1.5 million respectively.

Operating earnings in the third quarter were $16.8 million compared to an operating loss of $2.8 million in the same period last year. This increase reflects the benefits of the restructuring actions taken since the same period last year. As a percentage of net sales, operating earnings were 5.1 percent as compared to the operating loss percentage of 0.8 in the prior year.

Other Income/Expense and Income Taxes

Net other expenses of $4.5 million in the third quarter ended February 27, 2010 were $1.5 million lower compared to the prior year quarter of $6.0 million.  The primary driver of the decline is lower interest costs, a result of the retirement of $75 million of our 7.125 percent bonds.  For the quarter, interest expense of $4.9 million is $1.6 million lower than the same period last year.

We recorded a foreign currency transaction loss of $0.1 million in the third quarter compared to a foreign currency transaction loss of $0.4 million in the same period last year.

The effective tax rates for the three months ended February 27, 2010 and February 28, 2009 were 32.8 percent and 39.4 percent, respectively.  For the nine months ended February 27, 2010 and February 28, 2009, the effective tax rates were 25.3 percent and 33.8 percent, respectively.  The fiscal 2010 nine month ended rate is significantly lower due to the closure of federal tax audits of fiscal years 2005 through 2008.  The closure of these audits resulted in a $3.3 million tax benefit from adjusting reserves for uncertain tax positions through the third quarter of fiscal 2010.  We expect our full year rate to be in the range of 25 percent to 27 percent.

Reportable Operating Segments

Our business comprises various operating segments as defined by generally accepted accounting principles in the United States.  These operating segments are determined on the basis of how we internally report and evaluate financial information used to make operating decisions.  For external reporting purposes, we aggregate these operating segments as follows:

○     North American Furniture Solutions – Includes the business associated with the design, manufacture and sale of furniture products for office, healthcare and educational environments throughout the United States, Canada and Mexico.

○     Non-North American Furniture Solutions – Includes the business associated with the design, manufacture and sale of furniture products, primarily for work-related settings, outside North America.

○     Other - includes our North American residential furniture business as well as other business activities and certain unallocated corporate expenses, if any.  Our North American residential furniture business includes the operations associated with the design, manufacture, and sale of furniture products for residential settings in the United States, Canada, and Mexico. Our other business activities are discrete operations, such as Convia, or activities aimed at developing innovative products to serve current and new markets.

Further information regarding our reportable operating segments can be found in Note 10.

Net sales within our North American Furniture Solutions segment were down 9.0 percent to $269.5 million from $296.0 million reported in the third quarter last year. The decrease is a result of a challenging economic environment and lower backlog coming into the quarter. Orders within the North American segment decreased by 1.0 percent to $228.3 million compared to $230.6 million reported in the third quarter last year.  Through the first nine months sales and orders were down 24.0 percent and 24.3 percent, respectively.

Operating earnings in the third quarter within the North American segment were $16.3 million, down from $17.4 million in the third quarter last year.  This represents a decrease of $1.1 million or 6.3 percent over the same period last year.  As a percentage of sales, operating earnings increased 18 basis points from our third quarter in fiscal 2009.   Through the first nine months operating income decreased $56.3 million when compared to the same period last year.

Net sales within our non-North American Furniture Solutions segment were $46.9 million in the third quarter, a decrease of 9.5 percent from the third quarter of fiscal 2009 when we reported net sales of $51.8 million. This decline is attributed to the continued weak economic environment.  Sales for the first nine months were down 29.1 percent over the same period last year.

Operating income in the quarter for our non-North American segment was $2.1 million, a decline of $0.9 million from the prior year.  Operating income for the first nine months decreased $13.5 million to $1.5 million.

Net sales within the “Other” category were $13.2 million, up 100 percent from the prior year level of $6.6 million.  These sales are primarily related to our Herman Miller for the Home business. Orders during the third quarter within this category were $10.7 million, increasing 61.7 percent over prior year levels. The operating loss in the quarter for this category was $1.6 million, an improvement of $21.6 million from the operating loss of $23.2 million in the prior year third quarter.  This improvement was primarily due to the decrease in restructuring costs in the current period compared to the third quarter of last year.  Operating income for this category includes expenses associated with the operations of Convia.  Sales and orders through the first nine months were an increase of $2.8 million, or 8.0 percent, and an increase of $5.3 million, or 16.9 percent, respectively.  The operating loss through the first nine months improved to $8.9 million from a loss of $19.8 in the prior year.

Financial Condition, Liquidity, and Capital Resources

The table below presents certain key cash flow and capital highlights for the periods indicated.

(In millions)

Nine Months Ended

	February 27, 2010	February 28, 2009
Cash and cash equivalents, end of period	$123.1	$172.4
Marketable securities, end of period	13.9	13.3
Cash generated from operating activities	62.8	64.4
Cash used for investing activities	(54.8)	(20.8)
Cash used for financing activities	(77.9)	(12.0)
Capital expenditures	(15.3)	(20.3)
Stock repurchased and retired	(0.7)	(0.1)
Interest-bearing debt, end of period (1)	301.7	377.4
Available unsecured credit facility, end of period (2)	138.8	236.9

(1) Amounts shown include the fair market values of the company’s interest rate swap arrangements. The net fair value of these arrangements totaled approximately $1.7 million and $2.4 million at February 27, 2010 and February 28, 2009, respectively.

(2) Amounts shown are net of outstanding letters of credit of $11.2 million and $13.1 million at February 27, 2010 and February 28, 2009, respectively, which are applied against the company’s unsecured credit facility.

Cash Flow – Operating Activities

We generated $8.4 million in cash from operating activities in the third quarter compared to $18.7 million in the prior year.  For the first nine months of fiscal 2010, cash generated from operations totaled $62.8 million.  This compares to cash flows generated from operating activities of $64.4 million in the first nine months of fiscal 2009.

Quarter and Nine-Months Ended February 27, 2010

Changes in working capital balances for the quarter drove a use of cash totaling $8.1 million. The main factors impacting working capital were a decrease in accounts payable of $6.4 million and a decrease in accrued compensation of $10.0 million.  These amounts were partially offset by a decrease in accounts receivable of $1.8 million, which was effected by timing of sales, and a decrease in the net inventory balance of $9.4 million.

Through the first nine months of the year, changes in working capital balances accounted for a net $8.3 million use of cash. Included in this amount was a decrease in accrued compensation of $10.2 million and a decrease in various tax accruals of $3.9 million.  Significant sources of cash included a decrease of accounts receivable of $3.1 million, a reduction in prepaid assets of $13.9 million, and an increase in accounts payable of $1.4 million partially offset by a decrease in other accruals.

Quarter and Nine-Months Ended February 28, 2009

Changes in working capital balances resulted in a net cash use of $0.5 million in the third quarter of fiscal 2009. The principal driver of this working capital investment was related to the reduction in incentive compensation and accounts payable, which offset reductions in the accounts receivable balance.

Through the first nine months of last year, changes in working capital balances accounted for a net $51.4 million use of cash. The majority of cash use was driven from the reduction of accrued compensation and benefits totaling $51.5 million. This reduction in the accrual relates to the payout of incentive compensation earned during fiscal 2008. Other items, such as accounts receivable, inventory, income taxes, and accounts payable, offset each other as revenue declines occurred through the period.

 Cash Flow – Investing Activities

Our most significant cash outflow related to investing activities was the acquisition of Nemschoff. The acquisition net of cash totaled $30.4 million. Additionally, as part of the acquisition and in exchange for cash, we received a note in the amount of $6.9 million with full offset rights against potential contingent payments.  We purchased $3.9 million in capital assets during the third quarter of fiscal 2010, and $15.3 million year-to-date.  This compares to $4.5 million and $20.3 million, respectively in the prior year.

At the end of the third quarter, we had outstanding capital commitments for capital purchases of $3.7 million.  We expect our full year capital purchases to be between $20 million and $23 million.  This compares to a full-year capital spending of $25.3 million in fiscal 2009.

Cash Flow – Financing Activities

Dividend payments were $1.2 million in the third quarter and $3.6 million year-to-date. For the same period last year, dividend payments totaled $4.7 million and $14.5 million, respectively. The decrease is the result of lowering the quarterly dividend from $0.088 per share to $0.022 per share.

Our most significant cash outflows for financing activities were the retirement of $75 million of our 7.125 percent coupon bonds in the first quarter.

Outstanding standby letters of credit totaling $11.2 million are considered as usage against our unsecured revolving credit facility.  At the beginning of the fiscal year we amended our credit facility, reducing the amount available from $250 million to $150 million. As a result we received less restrictive financial performance covenants. At the end of the third quarter our availability under this credit facility was $138.8 million.  The provisions of our private placement notes and unsecured credit facility require that we adhere to certain covenant restrictions and maintain certain performance ratios. We were in compliance with all such restrictions and performance ratios this quarter and expect to remain in compliance in the future.

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

Off-Balance Sheet Arrangements

Guarantees

We provide certain guarantees to third parties under various arrangements in the form of product warranties, loan guarantees, standby letters of credit, lease guarantees, performance bonds and indemnification provisions. These arrangements are accounted for and/or disclosed in accordance with FASB ASC Topic 460, Guarantees (“ASC Topic 460”) as described in Note 13.

Variable Interest Entities

On occasion, we provide financial support to certain independent dealers in the form of term loans, lines of credit, and/or loan guarantees that may represent variable interests in such entities. As of February 27, 2010, we were not considered the primary beneficiary of any such dealer relationships under FASB ASC Topic 810, Consolidation (“ASC Topic 810”).  Accordingly, we were not required to consolidate the financial statements of any of these entities during the first nine months of fiscal 2010.

The risks and rewards associated with our interests in these dealerships are primarily limited to our outstanding loans and guarantee amounts. As of February 27, 2010, our maximum exposure to potential losses, net of reserve amounts, related to outstanding loans to these other entities totaled $1.6 million.

Contingencies

See Note 13 to the condensed consolidated financial statements.

Critical Accounting Policies

We strive to report our financial results clearly and understandably. We follow accounting principles generally accepted in the United States in preparing our consolidated financial statements, which require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. A summary of our more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in our Form 10-K filing for the year ended May 30, 2009. During the first nine months of fiscal 2010, there was no material change in the accounting policies and assumptions previously disclosed.

New Accounting Standards

See Note 2 to the condensed consolidated financial statements.

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

Defined Benefit Pension Plans

The company is exposed to risks in its defined benefit pension plan balance sheet liability arising from sensitivity to changes in yields on high-quality corporate bonds, which are used to determine the Projected Benefit Obligation (PBO), and actual market returns on plan assets. An increase or decrease to bond yields causes an inverse effect on the PBO and increased or decreased returns on assets have a corresponding one-to-one effect on the balance sheet liability. A decline in the value of pension plan assets or rise in pension plan PBO could result in increases to our balance sheet pension liability, increases in pension expense, and increases in required funding.  At the end of fiscal year 2009 the discount rate used for establishing the primary U.S. defined benefit plan’s balance sheet liability and projected fiscal 2010 net periodic benefit costs was 6.75 percent.  As a rule of thumb, we view a change of 100 basis points (in this discount rate) as having a 10 percent effect on the plan's Projected Benefit Obligation or an approximately $25 million effect on our pension balance sheet liability.   Generally, both the PBO and plan assets are determined as of the fiscal year-end measurement date.

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

In the normal course of business, the company enters into contracts denominated in foreign currencies. The principal foreign currencies in which the company conducts its business are the British pound sterling, European euro, Canadian dollar, Japanese yen, Mexican peso, Brazilian real and Chinese renminbi. As of February 27, 2010, seven contracts in total were placed to offset various currency exposures.  To offset net asset exposure denominated in non-functional currency, four forwards contracts were placed including one forward contract to sell 4.2 million euros, and three forward contracts to sell 6.6 million U.S. dollars. Conversely, three contracts were placed to offset the company’s net liability exposure denominated in non-functional currency. These contracts included three forward contracts to purchase 8.5 million U.S. dollars.  As of May 30, 2009, nine contracts in total were placed to offset various currency exposures. To offset net asset exposure denominated in non-functional currency, three forward contracts for 4.8 million euros and three forward contracts for 6.4 million U.S. dollars were placed. Conversely, three contracts were placed to offset the company’s net liability exposure denominated in non-functional currency. The contracts included 0.5 million Brazilian real, 3.5 million Chinese renminbi, and 1.6 million British pound sterling.

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

As of February 27, 2010, the weighted-average interest rate on the company’s variable-rate debt was approximately 3.0 percent.  Based on the level of variable-rate debt outstanding as of that date, a 1 percentage-point increase in the weighted-average interest rate would increase the company’s estimated annual pre-tax interest expense by approximately $0.5 million.

Item 4:  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of, and with the participation of management, the company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 27, 2010, and have concluded that as of that date, the company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended February 27, 2010, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

HERMAN MILLER, INC.

PART II – OTHER INFORMATION

Item 1:            Legal Proceedings

        Referred to in Note 13 of the condensed consolidated financial statements.

Item 1A:         Risk Factors

There have been no material changes from the information provided in the company's Annual Report on Form 10-K for the year ended May 30, 2009.

Item 2:            Unregistered Sales of Equity Securities and Use of Proceeds

(C)    Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during the quarter ended February 27, 2010.

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
11/29/09 - 12/26/09	17	$16.33	17	$170,376,456
12/27/09 - 1/23/10	—	$—	—	$170,376,456
1/24/10 – 2/27/10	—	$—	—	$170,376,456
Total	17		17

(1) No shares were purchased outside of a publicly announced plan or program.

No repurchase plans expired or were terminated during the third quarter of fiscal 2010, nor do any plans exist under which the company does not intend to make further purchases.

During the period covered by this report, the company did not sell any of its equity shares that were not registered under the Securities Act of 1933.

Item 3:    Defaults upon Senior Securities – None

Item 4:    Reserved

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

HERMAN MILLER, INC.

April 7, 2010	/s/ Brian C. Walker
Brian C. Walker
Chief Executive Officer
(Duly Authorized Signatory for Registrant)

April 7, 2010	/s/ Gregory J. Bylsma
Gregory J. Bylsma
(Principal Accounting Officer and Duly Authorized Signatory for Registrant)