Form 10-K
period 2010-05-29
MILLER HERMAN INC
filed 2010-07-27
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[__]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended May 29, 2010	Commission File No. 001-15141
Herman Miller, Inc.
(Exact name of registrant as specified in its charter)

Michigan	38-0837640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

855 East Main Avenue
PO Box 302
Zeeland, Michigan	49464-0302
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (616) 654 3000
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $.20 Par Value (Title of Class)

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
Yes [__] No [ X ]

The aggregate market value of the voting stock held by “nonaffiliates” of the registrant (for this purpose only, the affiliates of the registrant have been assumed to be the executive officers and directors of the registrant and their associates) as of November 28, 2009, was $835,337,496 (based on $15.17 per share which was the closing sale price as reported by NASDAQ).

The number of shares outstanding of the registrant's common stock, as of July 23, 2010: Common stock, $.20 par value - 57,060,055 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on October 11, 2010, are incorporated into Part III of this report.

PART I

Item 1 BUSINESS

General Development of Business

The company researches, designs, manufactures, and distributes interior furnishings, for use in various environments including office, healthcare, educational, and residential settings, and provides related services that support organizations and individuals all over the world. The company's products are sold primarily to or through independent contract office furniture dealers. Through research, the company seeks to define and clarify customer needs and problems existing in its markets and to design, through innovation where appropriate and feasible, products, systems, and services as solutions to such problems. Ultimately, the company seeks to enhance the performance of human habitats worldwide, making its customers' lives more productive, rewarding, delightful, and meaningful.

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
Narrative Description of Business

The company's principal business consists of the research, design, manufacture, and distribution of office furniture systems, products, and related services. Most of these systems and products are designed to be used together.

The company works for a better world around our customers by designing furnishings and related services that improve the human experience wherever people work, heal, learn and live. The company's ingenuity and design excellence creates award-winning products and services, that makes us a leader in design and development of furniture and furniture systems. This leadership is exemplified by the innovative concepts introduced by the company in its modular systems (including Action Office®, Ethospace®, Resolve®, My Studio Environments™ and Vivo Interiors™). The company also offers a broad array of seating (including Embody®, Aeron®, Mirra®, Setu™, Celle™, Equa®, and Ergon® office chairs), storage (including Meridian®, Tu™ and Teneo® products), wooden casegoods (including Geiger® products), and freestanding furniture products (including , Abak™, Intent™, Sense™ and Envelop®). These, along with innovative business practices and a commitment to responsible leadership, has resulted in the company being recognized as the most admired company in the industry.

The company's products are marketed worldwide by its own sales staff, its owned dealer network, independent dealers and retailers, and via the Internet. Salespersons work with dealers, the design and architectural community, and directly with end-users. Independent dealerships concentrate on the sale of Herman Miller products and some complementary product lines of other manufacturers. It is estimated that approximately 70 percent of the company's sales in the fiscal year ended May 29, 2010, were made to or through independent dealers. The remaining sales were made directly to end-users, including federal, state, and local governments, and several major corporations, by the company's own sales staff, its owned dealer network, or independent retailers.

The company is also a recognized leader within its industry for the use, development, and integration of customer-centered technologies that enhance the reliability, speed, and efficiency of our customers' operations. This includes proprietary sales tools, interior design and product specification software; order entry and manufacturing scheduling and production systems; and direct connectivity to the company's suppliers.

The company's furniture systems, seating, freestanding furniture, storage and casegood products, and related services are used in (1) office/institution environments including offices and related conference, lobby, and lounge areas, and general public areas including transportation terminals; (2) health/science environments including hospitals, clinics, and other healthcare facilities; (3) industrial and educational settings; and (4) residential and other environments.

Raw Materials
The company's manufacturing materials are available from a significant number of sources within the United States, Canada, Europe, and Asia. To date, the company has not experienced any difficulties in obtaining its raw materials. The costs of certain direct materials used in the company's manufacturing and assembly operations are sensitive to shifts in commodity market prices. In particular, the costs of steel components, plastics, and particleboard are sensitive to the market prices of commodities such as raw steel, aluminum, crude oil, lumber, and resins. Increases in the market prices for these commodities can have an adverse impact on the company's profitability. Further information regarding the impact of direct material costs on the company's financial results is provided in Management's Discussion and Analysis in Item 7 of this report.

Patents, Trademarks, Licenses, Etc.
The company has 176 active United States utility patents on various components used in its products and 52 active United States design patents. Many of the inventions covered by the United States patents also have been patented in a number of foreign countries. Various trademarks, including the name and stylized “Herman Miller” and the “Herman Miller Circled Symbolic M” trademark are registered in the United States and many foreign countries. The company does not believe that any material part of its business depends on the continued availability of any one or all of its patents or trademarks, or that its business would be materially adversely affected by the loss of any thereof, except for Herman Miller®, Herman Miller Circled Symbolic M®, Geiger®, Nemschoff®, Action Office®, Ethospace®, Aeron®, Mirra®, Eames®, PostureFit®, and Vivo Interiors™. It is estimated that the average remaining life of such patents and trademarks is approximately 6 years and 9 years, respectively.

Working Capital Practices
Information concerning the company's inventory levels relative to its sales volume can be found under the Executive Overview section in Item 7 of this report. Beyond this discussion, the company does not believe that it or the industry in general, has any special practices or special conditions affecting working capital items that are significant for understanding the company's business.

Customer Base
It is estimated that no single dealer accounted for more than 5 percent of the company's net sales in the fiscal year ended May 29, 2010. It is also estimated that the largest single end-user customer, the U.S. federal government, accounted for $180.3 million or approximately 14 percent of the company's fiscal 2010 net sales. The 10 largest customers accounted for approximately 27 percent of net sales. The company does not believe that its business depends on any single or small number of customers, the loss of which would have a materially adverse effect upon the company.

Backlog of Unfilled Orders
As of May 29, 2010, the company's backlog of unfilled orders was $243.6 million. At May 30, 2009, the company's backlog totaled $207.8 million. It is expected that substantially all the orders forming the backlog at May 29, 2010, will be filled during the next fiscal year. Many orders received by the company are reflected in the backlog for only a short period while other orders specify delayed shipments and are carried in the backlog for up to one year. Accordingly, the amount of the backlog at any particular time does not necessarily indicate the level of net sales for a particular succeeding period.

Government Contracts
Other than standard provisions contained in contracts with the United States Government, the company does not believe that any significant portion of its business is subject to material renegotiation of profits or termination of contracts or subcontracts at the election of various government entities. The company sells to the U.S. Government both through a GSA Multiple Award Schedule Contract and through competitive bids. The GSA Multiple Award Schedule Contract pricing is principally based upon the company's commercial price list in effect when the contract is initiated, rather than being determined on a cost-plus-basis. The company is required to receive GSA approval to increase its list prices during the term of the Multiple Award Schedule Contract period.

Competition
All aspects of the company's business are highly competitive. The company competes largely on design, product and service quality, speed of delivery, and product pricing. Although the company is one of the largest office furniture manufacturers in the world, it competes with several manufacturers that have greater resources and sales as well as many smaller companies. In the United States, the company's most significant competitors are Haworth, HNI Corporation, Kimball International, Knoll, and Steelcase.

Research, Design and Development
The company draws great competitive strength from its research, design and development programs. Accordingly, the company believes that its research and design activities are of significant importance. Through research, the company seeks to define and clarify customer needs and problems and to design, through innovation where feasible and appropriate, innovative products and services as solutions to customer needs and problems. The company uses both internal and independent research and design resources. Exclusive of royalty payments, the company spent approximately $33.2 million, $36.2 million, and $38.8 million, on research and development activities in fiscal 2010, 2009, and 2008, respectively. Generally, royalties are paid to designers of the company's products as the products are sold and are not included in research and development costs since they are variable based on product sales.

Environmental Matters
Living with integrity and respecting the environment stands as one of the company's core values. This is based in part, on the belief that environmental sustainability and commercial success are not exclusive ends, but instead exist side by side in a mutually beneficial relationship. The company continues to rigorously reduce, recycle, and reuse solid waste generated by its manufacturing processes and the company's efforts and accomplishments have been widely recognized. Additionally, the company is pursuing the use of green energy in its manufacturing processes. During the NeoCon show we announced our achievement of fueling 100% of our facilities with renewable energy. This past year we made significant progress toward our goal of having zero impact on the environment by the year 2020. Based on current facts known to management, the company does not believe that existing environmental laws and regulations have had or will have any material effect upon the capital expenditures, earnings, or competitive position of the company. However, there can be no assurance new environmental legislation and technology in this area will not result in or require material capital expenditures or additional costs to our manufacturing process.

Human Resources
The company considers its employees to be another of its major competitive strengths. The company stresses individual employee participation and incentives, believing that this emphasis has helped attract and retain a competent and motivated workforce. The company's human resources group provides employee recruitment, education and development, and compensation planning and counseling. There have been no work stoppages or labor disputes in the company's history, and its relations with its employees are considered good. Approximately 6 percent of the company's employees are covered by collective bargaining agreements, most of whom are employees of its Nemschoff and Herman Miller Limited (U.K.) subsidiaries.

As of May 29, 2010, the company employed 5,460 full-time and 175 part-time employees, representing a

7.5 percent increase and a 15.1 percent increase, respectively, compared with May 30, 2009. In addition to its employee work force, the company uses temporary purchased labor to meet uneven demand in its manufacturing operations.

Information about International Operations

The company's sales in international markets are made primarily to office/institutional customers. Foreign sales consist mostly of office furniture products such as Ethospace®, Abak®, Aeron®, Mirra®, and other seating and storage products. The company conducts business in the following major international markets: Europe, Canada, the Middle East, Latin America, and the Asia/Pacific region. In certain foreign markets, the company's products are offered through licensing of foreign manufacturers on a royalty basis.

The company's products currently sold in international markets are manufactured by wholly owned subsidiaries in the United States, the United Kingdom, and China. Sales are made through wholly owned subsidiaries or branches in Canada, France, Germany, Italy, Japan, Mexico, Australia, Singapore, China, India, and the Netherlands. The company's products are offered in the Middle East, South America, and Asia through dealers.

In several other countries, the company licenses manufacturing and selling rights. Historically, these licensing arrangements have not required a significant investment of funds or personnel by the company, and in the aggregate, have not produced material net earnings for the company.

Additional information with respect to operations by geographic area appears in Note 20 of the Consolidated Financial Statements included in Item 8 of this report. Fluctuating exchange rates and factors beyond the control of the company, such as tariff and foreign economic policies, may affect future results of international operations. Refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, for further discussion regarding the company's foreign exchange risk.

Available Information

The company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are made available free of charge through the “Investors” section of the company's internet website at www.hermanmiller.com, as soon as practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC). The company's filings with the SEC are also available for the public to read and copy in person at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549, by phone at 1-800-SEC-0330, or via their internet website at www.sec.gov.

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
The global economic and financial market disruption of the past 24 months impacted the broader financial and credit markets, at times reducing the availability of debt and equity capital for the market as a whole. Conditions such as these could re-emerge in the future. Accordingly, our ability to access the capital markets could be restricted at a time when we would like, or need, to access those markets, which could have an impact on our flexibility to react to changing economic and business conditions. The resulting lack of available credit, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition, results of operations, our ability to take advantage of market opportunities and our ability to obtain and manage our liquidity. In addition, the cost of debt financing and the proceeds of equity financing may be materially and adversely impacted by these market conditions. The extent of any impact would depend on several factors, including our operating cash flows, the duration of tight credit conditions and volatile equity markets, our credit capacity, the cost of financing, and other general economic and business conditions. Our credit agreements contain performance covenants, such as a limit on the ratio of debt to earnings before interest, taxes, depreciation and amortization, and limits on subsidiary debt and incurrence of liens. Although we believe none of these covenants are presently restrictive to our operations, our ability to meet the financial covenants can be affected by events beyond our control.

We may not be successful in implementing and managing our growth strategy.
We have established a set of key strategic goals for our business. Included among these are specific targets for growth in net sales and operating profit as a percentage of net sales. Our strategic plan assumes growth targets will be achieved by pursuing and winning new business in the following areas:
•
Primary Markets — Capturing additional market share within our primary markets by offering superior solutions to customers who value space as a strategic tool.
•
Adjacent Markets — Further applying our core skills in space environments such as healthcare, higher education, and residential.
•
Developing Economies — Expanding our geographic reach in areas of the world with significant growth potential.
•
New Markets — Developing new products and technologies that serve wholly new markets.

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

Item 1B UNRESOLVED STAFF COMMENTS — none

Item 2 PROPERTIES

The company owns or leases facilities located throughout the United States and several foreign countries. The location, square footage, and use of the most significant facilities at May 29, 2010 were as follows:

Owned Locations	Square Footage	Use

Holland, Michigan	917,400	Manufacturing, Distribution, Warehouse, Design, Office
Spring Lake, Michigan	582,800	Manufacturing, Warehouse, Office
Spring Lake, Michigan(1)	235,500	Idle Manufacturing facility
Zeeland, Michigan	750,800	Manufacturing, Warehouse, Office
Sheboygan, Wisconsin	257,700	Manufacturing, Warehouse, Office
England, U.K.	85,000	Manufacturing, Office

Leased Locations

Zeeland, Michigan(2)	98,100	Office currently vacant
Atlanta, Georgia	176,700	Manufacturing, Warehouse, Office
England, U.K.	93,500	Manufacturing, Warehouse
Ningbo, China	94,700	Manufacturing, Warehouse, Office

(1) The Spring Lake, Michigan, IMT facility, manufacturing, warehouse, and office facility was exited as part of the manufacturing consolidation restructuring action in fiscal 2010.
(2) The Zeeland, Michigan office facility was exited as part of the restructuring action in fiscal year 2009. The lease on this facility expires in December 2010.

The company also maintains showrooms or sales offices near many major metropolitan areas throughout North America, Europe, Asia/Pacific, and Latin America. The company considers its existing facilities to be in excellent condition, efficiently utilized, well suited, and adequate for its design, production, distribution, and selling requirements.

Item 3 LEGAL PROCEEDINGS

The company is involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the company’s operations, cash flows and financial condition.

ADDITIONAL ITEM: EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information relating to Executive Officers of the company is as follows.

Name	Age	Year Elected an Executive Officer	Position with the Company
Gregory J. Bylsma	45	2009	Executive Vice President, Chief Financial Officer
James E. Christenson	63	1989	Senior Vice President, Legal Services, and Secretary
Steven C. Gane	55	2009	Senior Vice President, President, Geiger International
Donald D. Goeman	53	2005	Executive Vice President, Research, Design & Development
Kenneth L. Goodson, Jr.	58	2003	Executive Vice President, Operations
Kathleen D. Koch	52	2009	Senior Vice President of Marketing
Andrew J. Lock	56	2003	Executive Vice President, President, International
Elizabeth A. Nickels	48	2000	Executive Vice President, President, Herman Miller Healthcare
Curtis S. Pullen	50	2007	Executive Vice President, President, North American Office and Learning Environments
Jeffrey M. Stutz	39	2009	Treasurer and Vice President, Investor Relations
Brian C. Walker	48	1996	President and Chief Executive Officer
B. Ben Watson	45	2010	Executive Creative Director

Except as discussed below, each of the named officers has served the company in an executive capacity for more than five years.

Mr. Bylsma joined Herman Miller, Inc. in 2000 as Director of Reporting & Planning for North America prior to being appointed Corporate Controller in 2005.

Mr. Gane joined Herman Miller in 2007 as President of Geiger International. Prior to this he worked for Furniture Brands International for 16 years serving mostly as President of HBF.

Mr. Goeman joined Herman Miller’s New Product Development group in 1980, and during his 30 years with the company he has held a variety of new product design and development leadership positions.

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

Mr. Stutz joined Herman Miller in 2009 as Treasurer and Vice President, Investor Relations. Previously he served as Chief Financial Officer for Izzy Designs Inc., subsequent to holding various positions within Herman Miller finance.

Mr. Watson joined Herman Miller in 2010 as Executive Creative Director, and prior to this he served as Managing Director and CEO of Moroso USA. Prior to this Mr. Watson served in creative roles as Global Creative Director of Apparel at Nike, and Global Marketing Director at Vitra.

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

PART II

Item 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Share Price, Earnings, and Dividends Summary

Herman Miller, Inc., common stock is traded on the NASDAQ-Global Select Market System (Symbol: MLHR). As of July 23, 2010, there were approximately 18,200 record holders, including individual participants in security position listings, of the company's common stock.

Per Share and Unaudited	Market Price High (at close)	Market Price Low (at close)	Market Price Close	Earnings Per Share- Diluted (1)	Dividends Declared Per Share
Year ended May 29, 2010:
First quarter	$17.20	$13.43	$16.13	$0.14	$0.02200
Second quarter	19.15	15.17	15.17	0.17	0.02200
Third quarter	18.23	15.19	18.20	0.12	0.02200
Fourth quarter	22.37	18.06	19.23	—	0.02200
Year	$22.37	$13.43	$19.23	$0.43	$0.08800
Year ended May 30, 2009:
First quarter	$28.54	$23.70	$28.14	$0.60	$0.08800
Second quarter	30.39	11.38	14.71	0.60	0.08800
Third quarter	15.13	10.08	10.08	(0.10)	0.08800
Fourth quarter	15.02	8.05	14.23	0.14	0.02200
Year	$30.39	$8.05	$14.23	$1.25	$0.28600

(1) The sum of the quarters may not equal the annual balance due to rounding associated with the calculation of earnings per share on an individual quarter basis

Dividends were declared and paid quarterly during fiscal 2010 and 2009 as approved by the Board of Directors. While it is anticipated that the company will continue to pay quarterly cash dividends, the amount and timing of such dividends is subject to the discretion of the Board depending on the company's future results of operations, financial condition, capital requirements, and other relevant factors.

Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during the fourth quarter ended May 29, 2010.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs (1)
2/28/10-3/27/10	30	17.87	30	$170,375,922
3/28/10-4/24/10	377	22.00	377	$170,367,628
4/25/10-5/29/10	1,327	19.70	1,327	$170,341,476
Total	1,734	20.17	1,734

(1) Amounts are as of the end of the period indicated

The company repurchases shares under a previously announced plan authorized by the Board of Directors on September 28, 2007, which provided share repurchase authorization of $300,000,000 with no specified expiration date.

No repurchase plans expired or were terminated during the fourth quarter of fiscal 2010, nor do any plans exist under which the company does not intend to make further purchases.

During the period covered by this report the company did not sell any of its equity shares that were not issued under the Securities Act of 1933.

Shareholder Return Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Company's common stock with that of the cumulative total return of the Standard & Poor's 500 Stock Index and the NASD Non-Financial Index for the five-year period ended May 29, 2010. The graph assumes an investment of $100 on May 28, 2005 in the company's common stock, the Standard & Poor's 500 Stock Index and the NASD Non-Financial Index, with dividends reinvested.

	2005	2006	2007	2008	2009	2010
Herman Miller, Inc.	$100	$102	$124	$85	$50	$68
S&P 500 Index	$100	$107	$128	$117	$77	$91
NASD Non-Financial	$100	$105	$128	$127	$71	$109

Information required by this item is also contained in Item 12 of this report.

Item 6 SELECTED FINANCIAL DATA

Review of Operations

(In millions, except key ratios and per share data)	2010	2009	2008	2007	2006
Operating Results
Net sales	$1,318.8	$1,630.0	$2,012.1	$1,918.9	$1,737.2
Gross margin	428.5	527.7	698.7	645.9	574.8
Selling, general, and administrative(8)	334.4	359.2	400.9	395.8	371.7
Design and research	40.5	45.7	51.2	52.0	45.4
Operating earnings	53.6	122.8	246.6	198.1	157.7
Earnings before income taxes	34.8	98.9	230.4	187.0	147.6
Net earnings attributable to controlling interest	28.3	68.0	152.3	129.1	99.2
Cash flow from operating activities	99.1	91.7	213.6	137.7	150.4
Depreciation and amortization	42.6	41.7	43.2	41.2	41.6
Capital expenditures	22.3	25.3	40.5	41.3	50.8
Common stock repurchased plus cash dividends paid	5.7	19.5	287.9	185.6	175.4

Key Ratios
Sales growth (decline)	(19.1)%	(19.0)%	4.9%	10.5%	14.6%
Gross margin (1)	32.5	32.4	34.7	33.7	33.1
Selling, general, and administrative (1) (8)	25.4	22.0	19.9	20.6	21.4
Design and research expense (1)	3.1	2.8	2.5	2.7	2.6
Operating earnings (1)	4.1	7.5	12.3	10.3	9.1
Net earnings attributable to controlling interest growth (decline)	(58.4)	(55.4)	18.0	30.1	45.9
After-tax return on net sales (4)	2.1	4.2	7.6	6.7	5.7
After-tax return on average assets (5)	3.7	8.8	21.0	19.4	14.4
After-tax return on average equity (6)	64.2%	433.1%	170.5%	87.9%	64.2%

Share and Per Share Data
Earnings per share-diluted	$0.43	$1.25	$2.56	$1.98	$1.45
Cash dividends declared per share	0.09	0.29	0.35	0.33	0.31
Book value per share at year end	1.41	0.15	0.42	2.47	2.10
Market price per share at year end	19.23	14.23	24.80	36.53	30.34
Weighted average shares outstanding-diluted	57.5	54.5	59.6	65.1	68.5

Financial Condition
Total assets	$770.6	$767.3	$783.2	$666.2	$668.0
Working capital (3)	181.7	243.7	182.7	103.2	93.8
Current ratio (2)	1.3	1.6	1.6	1.4	1.3
Interest-bearing debt and related swap agreements	301.2	377.4	375.5	176.2	178.8
Shareholders' equity	80.1	8.0	23.4	155.3	138.4
Total capital (7)	381.3	385.4	398.9	331.5	317.2

(1) Shown as a percent of net sales.

(2) Calculated using current assets divided by current liabilities.
(3) Calculated using current assets less non-interest bearing current liabilities.
(4) Calculated as net earnings attributable to controlling interest divided by net sales.
(5) Calculated as net earnings attributable to controlling interest divided by average assets.
(6) Calculated as net earnings attributable to controlling interest divided by average equity.
(7) Calculated as interest-bearing debt plus shareholders' equity.
(8) Selling, general, and administrative expenses include restructuring expenses in years that are applicable.

2005	2004	2003	2002	2001	2000

$1,515.6	$1,338.3	$1,336.5	$1,468.7	$2,236.2	$2,010.2
489.8	415.6	423.6	440.3	755.7	680.4
327.7	304.1	319.8	399.7	475.4	404.4
40.2	40.0	39.1	38.9	44.3	41.3
121.9	61.2	48.3	(79.9)	236.0	234.7
112.8	51.6	35.8	(91.0)	225.1	221.8
68.0	42.3	23.3	(56.0)	140.6	139.7
109.3	82.7	144.7	54.6	211.8	202.1
46.9	59.3	69.4	112.9	92.6	77.1
34.9	26.7	29.0	52.4	105.0	135.7
152.0	72.6	72.7	30.3	105.3	101.6

13.2%	0.1%	(9.0)%	(34.3)%	11.2%	9.9%
32.3	31.1	31.7	30.0	33.8	33.8
21.6	22.7	23.9	27.3	21.3	20.1
2.7	3.0	2.9	2.6	2.0	2.1
8.0	4.6	3.6	(5.4)	10.6	11.7
60.8	81.5	141.6	(139.8)	0.6	(1.5)
4.5	3.2	1.7	(3.8)	6.3	6.9
9.6	5.7	3.0	(6.3)	14.5	16.5
37.3%	21.9%	10.3%	(18.2)%	43.5%	55.5%

$0.96	$0.58	$0.31	$(0.74)	$1.81	$1.74
0.29	0.18	0.15	0.15	0.15	0.15
2.45	2.71	2.62	3.45	4.63	3.76
29.80	24.08	19.34	23.46	26.90	29.75
70.8	73.1	74.5	75.9	77.6	80.5

$707.8	$714.7	$757.3	$788.0	$996.5	$941.2
162.3	207.8	189.9	188.7	191.6	99.1
1.5	1.8	1.7	1.8	1.5	0.9
194.0	207.2	223.0	235.1	259.3	225.6
170.5	194.6	191.0	263.0	351.5	294.5
364.5	401.8	414.0	498.1	610.8	520.1

Item 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis

You should read the issues discussed in Management's Discussion and Analysis in conjunction with the company's Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in this Form 10-K.

Executive Overview

At Herman Miller, we work for a better world around you. We do this by designing and developing award-winning furniture and related services and technologies that improve your environment, whether it's an office, hospital, school, home, an entire building, or the world at large. At present, most of our customers come to us for work environments in both corporate office and healthcare settings. We also have a growing presence in educational and residential markets, including home office. Our primary products include furniture systems, seating, storage and material handling solutions, freestanding furniture, and casegoods. Our other services extend from workplace solutions to furniture asset management.

More than 100 years of innovative business practices and a commitment to social responsibility have established Herman Miller as a recognized global company. In 2009, we were again cited by FORTUNE as both the “Most Admired” in our industry and among the “100 Best Companies to Work For” in America, while Fast Company named Herman Miller among the innovative “Companies to Watch.”

Our products are sold internationally through wholly-owned subsidiaries or branches in various countries including the United Kingdom, Canada, France, Germany, Italy, Japan, Mexico, Australia, Singapore, China, India, and the Netherlands. Our products are offered elsewhere in the world primarily through independent dealerships. We have customers in over 100 countries.

We are globally positioned in terms of manufacturing operations. In the United States, our manufacturing operations are located in Michigan, Georgia, Iowa and Wisconsin. In Europe, we have a manufacturing presence in the United Kingdom, our largest marketplace outside of the United States. In Asia, we have manufacturing operations in Ningbo, China. We manufacture our products using a system of lean manufacturing techniques collectively referred to as the Herman Miller Performance System (HMPS). We strive to maintain efficiencies and cost savings by minimizing the amount of inventory on hand. Accordingly, production is order-driven with direct materials and components purchased as needed to meet demand. The standard lead time for the majority of our products is 10 to 20 days. These factors result in a high rate of inventory turns and typically cause our inventory levels to appear relatively low compared to our sales volume.

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

•
North American Furniture Solutions - Includes the business associated with the design, manufacture, and sale of furniture products for office, learning and healthcare environments throughout the United States, Canada, and Mexico.

•
Non-North American Furniture Solutions - Includes the business associated with the design, manufacture, and sale of furniture products primarily for work-related settings outside North America.

•
Other - Includes our North American residential furniture business as well as other business activities such as Convia, unallocated corporate expenses, and restructuring costs.

Core Strengths
We rely on the following core strengths in delivering workplace solutions to our customers.

•
Brand - Our brand is recognized by customers as a pioneer in design and sustainability, and as an advocate that supports their needs and interests. Within our industry, Herman Miller is acknowledged as one of the leading brands that inspire architects and designers to create their best commercial design solutions. Leveraging our brand equity across our lines of business to extend our reach to customers and consumers is an important element of our business strategy.

•
Problem - Solving Design and Innovation - We are committed to developing research-based functionality and aesthetically innovative new products and have a history of doing so. We believe our skills and experience in matching problem-solving design with the workplace needs of our customers provide us with a competitive advantage in the marketplace. An important component of our business strategy is to actively pursue a program of new product research, design, and development. We accomplish this through the use of an internal research, engineering, and design staff as well as third party design resources generally compensated on a royalty basis.

•
Operational Excellence - We were among the first in our industry to embrace the concepts of lean manufacturing. HMPS provides the foundation for all of our manufacturing operations. We are committed to continuously improving both product quality and production and operational efficiency. We have extended this lean process work to our non-manufacturing processes as well as externally to our manufacturing supply chain and distribution channel. We believe this work holds great promise for further gains in reliability, quality and efficiency.

•
Building and Leading Networks - We value relationships in all areas of our business. We consider our networks of innovative designers, owned and independent dealers, and suppliers to be among our most important competitive factors and vital to the long-term success of our business.

Channels of Distribution
Our products and services are offered to most of our customers under standard trade credit terms between 30 and 45 days and are sold through the following distribution channels.

•
Independent Contract Furniture Dealers and Licensees - Most of our product sales are made to a network of independently owned and operated contract furniture dealerships doing business in many countries around the world. These dealers purchase our products and distribute them to end customers. We recognize revenue on product sales through this channel once our products are shipped and title passes to the dealer. Many of these dealers also offer furniture-related services, including product installation.

•
Owned Contract Furniture Dealers - At May 29, 2010, we owned 9 contract furniture dealerships, some of which have operations in multiple locations. The financial results of these owned dealers are included in our Consolidated Financial Statements. Product sales to these dealerships are eliminated as inter-company transactions from our consolidated financial results. We recognize revenue on these sales once products are shipped to the end customer and installation is substantially complete. We believe independent ownership of contract furniture dealers is generally the best model for a financially strong distribution network. With this in mind, our strategy is to continue to pursue opportunities to transition our owned dealerships to independent owners. Where possible, our goal is to involve local managers in these ownership transitions.

•
Direct Customer Sales - We sometimes sell products and services directly to end customers without an intermediary (e.g. sales to the U.S. federal government). In most of these instances, we contract separately with a dealership or third-party installation company to provide sales-related services. We recognize revenue on these sales once products are shipped and installation is substantially complete.

•
Independent Retailers - Certain products are sold to end customers through independent retail operations. Revenue is recognized on these sales once products are shipped and title passes to the independent retailer.

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

Future Avenues of Growth
We believe we are well positioned to successfully pursue our mission in spite of the risks and challenges we face. That is, we will design and develop furniture and related services and technologies that reflect sustainable business practices that improve your environment and help create a better world around you. In pursuing our mission, we have identified the following as key avenues for our future growth.

•
Primary Markets - Capture additional market share within our primary markets by offering superior solutions to customers who value space as a strategic tool.

•
Adjacent Markets - Further apply our core skills in space environments such as healthcare, higher education, and residential.

•
Developing Economies - Expand our geographic reach in areas of the world with significant growth potential.

•
New Markets - Develop or acquire new products and technologies that serve new markets.

Industry Analysis
The Business and Institutional Furniture Manufacturer's Association (BIFMA) is the trade association for the U.S. domestic office furniture industry. We monitor the trade statistics reported by BIFMA and consider them an indicator of industry-wide sales and order performance. BIFMA publishes statistical data for the contract segment and the office supply segment within the U.S. furniture market. The U.S. contract segment is primarily with large to mid-size corporations installed via a network of dealers. The office supply segment is primarily to smaller customers via wholesalers and retailers. We primarily participate, and are a leader in, the contract segment. It is important to note that our diversification strategy lessens our dependence on the U.S. office furniture market.

We also analyze BIFMA statistical information as a benchmark comparison against the performance of our domestic U.S. business and also to that of our competitors. The timing of large project-based business may affect comparisons to this data in any one period. Finally, BIFMA regularly provides its members with industry forecast information, which we use internally as one of several considerations in our short and long-range planning process.

Discussion of Business Conditions
Our fiscal years ended May 29, 2010 and May 30, 2009 each included 52 weeks of operations.

Fiscal 2010 was a year marked by economic challenge and strategic achievement. For the second year in a row sales decreased by 19 percent and we were called upon to make tough choices to balance current profitability against future investments. From an economic perspective, the macro drivers of demand in the contract office furniture industry have remained relatively soft with lagging office construction rates and reduced employment levels. However, after finishing the year with two consecutive quarters of year-over-year order growth, it appears that our business is benefiting from some momentum in the broader economy.

Apart from the overall economic challenges, we have made great progress this year toward our strategic goals. Despite lower sales relative to last year, we have remained solidly profitable, achieving an operating earnings of 4.1 percent of sales for the full year. We took action to de-leverage our balance sheet in the first quarter through the early retirement of $75 million of long-term debt and then in the third quarter by partially funding our pension obligations. As part of our continuing efforts to reduce fixed operating expenses, our operations team worked diligently toward the implementation of two factory consolidation projects, both of which were successfully concluded during the fourth quarter. Even in this challenging environment we have continued our focus on operational excellence with our manufacturing operations maintaining a reliability score above 99 percent throughout the year. At this year's NeoCon, the contract furniture industry's largest tradeshow, our new healthcare showroom was named the large showroom winner, and, for the fourth time in five years, we received the Office Furniture Dealers Alliance (OFDA) Gold award as the Manufacturer of the Year.

During the year, we worked hard to deliver superior products and services to our dealer network. Despite the economic downturn, the development of new products has remained a critical element of our business strategy. At this year's NeoCon we introduced 18 new products. Among the most significant achievements at this year's show was a new healthcare product called CompassTM, which won a Gold award in the healthcare furniture category and the launch of the ThriveTM portfolio of ergonomic products, which includes the technology support category's Silver award winning FloTM monitor arm. In launching ThriveTM we demonstrated that we can and will move quickly to find new areas to serve our traditional customers and dealers. We also hosted an invitation-only event to preview a new chair family we believe will set a new reference point for comfort, beauty and value.

During the NeoCon show we announced another milestone for our company: being the first in our industry (and one of the first in the world) to fuel 100% of our facilities with renewable energy. This past year we made significant progress toward our goal of having zero impact on the environment by the year 2020. While we still have progress to make, we believe the finish line is in sight.

As in our own business, the severity of the downturn over the past two years has forced our independent dealer network to reduce costs and increase operating efficiencies. As a rule, the financial health of the network remained remarkably strong all year. During the fourth quarter one exception to this rule prompted action on our part. We assumed ownership control of an independent dealer, the Living Edge Group, with locations throughout Australia, in order to protect the continuity of distribution in that region. We have moved aggressively to restructure operations and are pursuing a strategy aimed at returning the dealership to profitability and independent ownership.

During our first fiscal quarter of 2010, we completed the acquisition of Nemschoff, a healthcare furniture manufacturer in Sheboygan, Wisconsin. We immediately began the process of integrating its products and processes into our existing healthcare business. This acquisition, along with the fiscal 2008 acquisition of Brandrud, greatly expands our healthcare lineup and our ability to bring complete solutions to the marketplace.

During the fourth quarter we acquired U.K.-based Colebrook Bosson Saunders (CBS) a leading designer and distributor of ergonomic work accessories. This acquisition enhances the scale of our existing accessories business and provides a compelling lineup of solutions to our dealers. The products offered by CBS are now included under the ThriveTM portfolio of ergonomic products and services.

As we look forward, with business conditions seemingly improving, there's a growing sense of optimism within the company. Our continued investments in product and business development throughout the downturn have enhanced both the depth and diversity of our market offering, leaving us well equipped to grow in each of our markets. And it's all backed by the innovative spirit of our people and a brand that we believe is second-to-none in our industry.

Looking forward, the general economic outlook for our industry in the U.S. is expected to improve in fiscal 2011. For calendar 2011, BIFMA expects positive 9.9 percent and 11.1 percent growth for orders and sales, respectively. This projected improvement is based on a forecasted improvement in the U.S. economy, and assumptions that higher employment will prevail in sectors most likely to consume office furniture and that vacancy rates will decline as unemployment rates fall.

Financial Results
The following is a comparison of our annual results of operations and year-over-year percentage changes for the periods indicated.

(Dollars In millions)	Fiscal 2010	% Chg from 2009	Fiscal 2009	% Chg from 2008	Fiscal 2008
Net sales	$1,318.8	(19.1)%	$1,630.0	(19.0)%	$2,012.1
Cost of sales	890.3	(19.2)%	1,102.3	(16.1)%	1,313.4
Gross margin	428.5	(18.8)%	527.7	(24.5)%	698.7
Operating expenses	374.9	(7.4)%	404.9	(10.4)%	452.1
Operating earnings	53.6	(56.4)%	122.8	(50.2)%	246.6
Net other expenses	18.8	(21.3)%	23.9	47.5%	16.2
Earnings before income taxes	34.8	(64.8)%	98.9	(57.1)%	230.4
Income tax expense	6.5	(79.0)%	31.0	(60.4)%	78.2
Net loss attributable to noncontrolling interest	—	(100.0)%	(0.1)	—	(0.1)
Net earnings attributable to controlling interest	$28.3	(58.4)%	$68.0	(55.4)%	$152.3

The following table presents, for the periods indicated, the components of the company's Consolidated Statements of Operations as a percentage of net sales.

Fiscal Year Ended	May 29, 2010	May 30, 2009	May 31, 2008
Net sales	100.0%	100.0%	100.0%
Cost of sales	67.5	67.6	65.3
Gross margin	32.5	32.4	34.7
Selling, general, and administrative expenses	24.1	20.3	19.7
Restructuring	1.3	1.7	0.3
Design and research expenses	3.1	2.8	2.5
Total operating expenses	28.4	24.8	22.5
Operating earnings	4.1	7.5	12.3
Net other expenses	1.4	1.5	0.8
Earnings before income taxes	2.6	6.1	11.5
Income tax expense	0.5	1.9	3.9
Net earnings attributable to controlling interest	2.1	4.2	7.6

Net Sales, Orders, and Backlog - Fiscal 2010 Compared to Fiscal 2009

For the fiscal year ended May 29, 2010, consolidated net sales declined 19.1 percent to $1,318.8 million from $1,630.0 million for the fiscal year ended May 30, 2009. This year-over-year decline was driven by the global economic environment and was experienced across nearly all operating and geographic units. While the U.S. dollar strengthened against many major currencies during fiscal 2010, it weakened against others, notably the Canadian dollar. The overall impact of foreign currency changes for the fiscal year was to increase net sales by approximately $5 million.

Consolidated net trade orders for fiscal 2010 totaled $1,322.4 million compared to $1,564.7 million in fiscal 2009, a decrease of 15.5 percent. Order rates began the year at a steady pace with orders averaging between approximately $25 million and $27 million per week through the first two quarters. These order rates, and other economic inputs, gave a solid signal that the business had hit bottom and was stabilized. Moving into the second half of the year, the third quarter, which historically has the weakest order rate of the year, orders dipped down to an average weekly rate of approximately $22 million per week. Although low, this order rate represented a slight increase in order rates from the prior year. The fourth quarter order rates averaged approximately $28 million per week, which represented our highest order rate in 18 months. The overall impact of foreign currency changes for the fiscal year was to increase net orders by approximately $4 million to $5 million.

Our backlog of unfilled orders at the end of fiscal 2010 totaled $243.6 million, a 17.2 percent increase from the $207.8 million backlog at the end of fiscal 2009.

BIFMA reported an estimated year-over-year decline in U.S. office furniture shipments of approximately 22.3 percent for the twelve-month period ended May 2010. By comparison, the net sales decline for our domestic U.S. business was approximately 18.8 percent. We believe that while comparisons to BIFMA are important, we continue to pursue a strategy of revenue diversification that makes us less reliant on the drivers that impact BIFMA.
Net Sales, Orders, and Backlog - Fiscal 2009 Compared to Fiscal 2008

For the fiscal year ended May 30, 2009, consolidated net sales declined 19.0 percent to $1,630.0 million from $2,012.1 million in fiscal 2008. This year-over-year decline was driven by the global economic environment and was experienced across nearly all operating and geographic units. The strengthening of the U.S. dollar during fiscal 2009 against most major foreign currencies reduced our top line by approximately

$30 million.

Consolidated net trade orders for fiscal 2009 totaled $1,564.7 million. This is comparable to net trade orders of $2,008.5 million in fiscal 2008, and represents a decrease of 22.1 percent. Starting with the financial market volatility in early fiscal 2009, in part related to the instability in the banking industry, we experienced a sudden and dramatic fall in order rates through most of the third quarter of fiscal 2009. Order rates stabilized through the fourth quarter of fiscal 2009, albeit at much lower level than fiscal 2008. The strong dollar reduced orders by approximately $38 million compared with fiscal 2008.

Our backlog of unfilled orders at the end of fiscal 2009 totaled $207.8 million, a 27.4 percent decline from $286.2 million at the end of fiscal 2008.

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

Discussion of Operating Segments - Fiscal 2010 Compared to Fiscal 2009

Net sales within the North American Furniture Solutions (North America) segment were $1,074.5 million in fiscal 2010, a $274.9 million or 20.4 percent decrease from fiscal 2009 net sales of $1,349.4 million. We again experienced a decline throughout our North American business operations in fiscal 2010, except for healthcare which benefited from the acquisition of Nemschoff in the first quarter. Nemschoff sales were $67.6 million during fiscal 2010 or 6.3 percent of net sales. Within this segment, we again experienced better than average sales from education, government and healthcare customers. Operating earnings for the segment in fiscal 2010 were $72.3 million, or 6.7 percent of net sales. This compares to segment earnings of $133.0 million or 9.9 percent in fiscal 2009. With net sales in the segment down 20.4 percent, having operating earnings of 6.7 percent of sales shows the ability to generate strong operating performance despite a significant decline in volume. This performance is largely due to the variable cost business model, which has allowed costs to be shed as net sales declined.

Net sales from the non-North American Furniture Solutions (non-North America) segment were $196.3 million in fiscal 2010, a $42.1 million, or 17.7 percent, decrease from fiscal 2009 net sales of $238.4 million. There were regions that experienced year-over-year sales growth, including India, China and Brazil. The areas hardest hit during the year were the Middle East and North Latin America which were down 41 and 37 percent from prior year, respectively. Operating losses within the non-North American segment totaled $1.0 million for the year or negative 0.5 percent of net sales. This compares to operating earnings of $15.1 million or 6.3 percent of net sales in fiscal 2009, a decrease of 680 basis points. The operating loss in fiscal 2010 was significantly affected by an independent dealer in Australia that went into receivership and resulted in bad debt expense of approximately $5 million.

Net sales within the “Other” segment category were $48.0 million in fiscal 2010 an increase of $5.8 million, or 13.7 percent, compared to fiscal 2009 net sales of $42.2 million. The increase in net sales is the result of strong sales by our North American Home business. It should be noted that while the majority of corporate costs are allocated to the operating segments, certain costs that are generally considered the result of isolated business decisions are not subject to allocation. Restructuring and asset impairment expenses are some of these costs, and have been allocated entirely to the "Other" category in fiscal 2010. Restructuring and asset impairment expenses totaled $16.7 million in fiscal 2010 and $28.4 million in fiscal 2009 and are discussed further in Note 21 of the Consolidated Financial Statements.

Operating losses within the “Other” segment category totaled $17.7 million for the year or negative 36.9 percent of net sales. This compares to a loss of $25.3 million or negative 60.0 percent of net sales in the prior year, an improvement of 2,310 basis points. The significant driver of operating losses in both years were restructuring expenses, though it should be noted that in the current year there were also $2.5 million of asset impairment charges related to the Convia business that contributed to the operating loss.

The U.S. dollar was up and down against the British pound and the euro during fiscal 2010, and weakened throughout the year against the Canadian dollar. The changes in currency exchange rates from the prior year affected the U.S. dollar value of net sales only in the North American operating segment. The non-North American segment ended the year with essentially no impact from currency on year-over-year net sales. We estimate these changes effectively increased our fiscal 2010 net sales within the North American Furniture Solutions segment by approximately $5 million, driven entirely by the U.S. dollar / Canadian dollar impact, with the Mexican peso having a slight negative impact. It is important to note that period-to-period changes in currency exchange rates have a directionally similar impact on our international cost structures. Operating earnings within our non-North American segment increased an estimated $1.0 million in fiscal 2010. The estimated impact on operating earnings of our North American business segment due to currency changes, was an increase of approximately $3.5 million.

Discussion of Operating Segments - Fiscal 2009 Compared to Fiscal 2008

Net sales within the North American Furniture Solutions segment decreased from $1,636.3 million in fiscal 2008 to $1,349.4 million in fiscal 2009. This represented a year-over-year decrease of $286.9 million or 17.5 percent. We experienced a decline throughout our North American business operations, however, there were customer types within this segment that performed better than the overall average, primarily education, government and healthcare customers. Operating earnings for the segment in fiscal 2009 were $133.0 million, or 9.9 percent of net sales. This compared to segment earnings of $195.9 million or 12.0 percent in fiscal 2008. With a net sales decline of 17.5 percent for the segment, there were both dollar and percent-of-sales decreases to operating earnings in the North American Furniture Solutions segment. This segment's ability to generate strong operating performance despite a significant decline in volume was largely due to our variable business model.

Net sales from the non-North American Furniture Solutions segment declined $85.1 million or 26.3 percent from fiscal 2008. The decline was compounded by the strengthening of the U.S. dollar against most foreign currencies. Nearly every region within the segment posted decreases in year-over-year net sales, however, there were pockets of resiliency including the Middle East, South America, and Australia. Total net sales for the segment were $238.4 million, versus $323.5 million in fiscal 2008. The regions which were the hardest hit by the economy were the U.K. which was down 35%, and Japan, down 47%. Operating earnings within the non-North American segment totaled $15.1 million for the year or 6.3 percent of net sales. This compares to $47.3 million or 14.6 percent of net sales in fiscal 2008, a decrease of 830 basis points. Despite the decline in operating income, our low fixed cost model generated positive income with rapid declines in net sales.

Net sales within the “Other” segment category were $42.2 million in fiscal 2009 compared to $52.3 million in fiscal 2008. The decrease was the result of net sales declining within the North American Home business, primarily due to the challenges associated with the U.S. economic environment. This overall decrease was somewhat offset by sales to a new retail customer. Operating losses within our “Other” segment category totaled $25.3 million for the year or a negative 60.0 percent of net sales. This compares to operating income of $3.4 million or 6.5 percent of net sales in fiscal 2008, a decrease of 6,650 basis points. Restructuring expense allocated to the "Other " segment was $28.4 million and $5.1 million in fiscal 2009 and fiscal 2008, respectively.

The U.S. dollar strengthened against most major currencies throughout fiscal 2009. The changes in currency exchange rates from fiscal 2008 affected the U.S. dollar value of net sales within both primary operating segments. We estimated that these changes effectively decreased our fiscal 2009 net sales within the North American Furniture Solutions segment by approximately $18 million, driven largely by the U.S. dollar, Canadian dollar and the Mexican peso average exchange rate. Currency exchange rate fluctuations within our non-North American Furniture Solutions segment decreased net sales in fiscal 2009 by approximately

$12 million. This was primarily driven by movements in the U.S. dollar / British pound sterling. It is important to note that period-to-period changes in currency exchange rates have a directionally similar impact on our international cost structures. Operating earnings within the non-North American segment increased an estimated $1.5 million in fiscal 2009 due to the aforementioned changes in currency exchange rates relative to the fiscal 2008 level. The estimated impact on operating earnings of our North American business segment was a decrease of approximately $1 million.

Gross Margin - Fiscal 2010 Compared to Fiscal 2009

Our fiscal 2010 gross margin as a percentage of sales was 32.5 percent which is a increase of 10 basis points from the fiscal 2009 level. Lower direct material costs due to a reduction in commodity prices along with reduced compensation and benefits from a reduced work schedule, offset deeper discounting and loss of leverage from lower volume. Details relative to each component of gross margin follow.

Direct material costs as a percentage of sales in the current year decreased 200 basis points. Compared to the prior year, raw material prices were lower in the first half of the year and then gradually increased throughout the second half. The overall impact in the fiscal year was positive.

Direct labor costs were higher by 50 basis points as a percentage of sales, though lower in dollars by $13.1 million, from fiscal 2009 levels. This percentage increase was driven by higher benefit expenses and deeper discounting though it was partially offset by increased operational efficiencies.

Overhead costs decreased by $25.7 million from fiscal 2009, though as a percentage of sales these costs increased 110 basis points. The percentage increase resulted from lost leverage from lower volume and the impact from deeper discounting in fiscal 2010, though this was partially offset by our ability to realize cost reductions associated with restructuring actions that have taken place over the last 24 months.

Freight expenses, as a percentage of sales, were modestly higher by 10 basis points compared to fiscal 2009 levels. In dollars these costs were lower by $10.7 million. While fuel costs did rise throughout the year, the largest contributing factor to the increase as a percentage of sales was the loss of volume which created more less-than-full loads.

Gross Margin - Fiscal 2009 Compared to Fiscal 2008

Our fiscal 2009 gross margin as a percentage of sales was 32.4 percent, a decline of 230 basis points from the fiscal 2008 level. Higher direct material costs from vendors coupled with significantly lower volumes contributed to this decreased gross margin performance on a year-over-year basis.

Direct material costs as a percentage of sales in fiscal 2009 increased 220 basis points. The impact was front end loaded as raw material prices increased dramatically in the first half of the fiscal year, stabilized in the third quarter, and then declined substantially by the end of the year ending at approximately the same level they began.

Direct labor costs were higher by 10 basis points as a percentage of sales from fiscal 2008 levels. While the costs were slightly higher, this change in performance reflected a quick response to decreasing net sales and an increased efficiency which was somewhat offset by underlying increases in medical benefits.

Overhead costs decreased in fiscal 2009 by $52 million from fiscal 2008. Our ability to react quickly to the sales decline, coupled with the variable nature of our business model, allowed for an improvement of 10 basis points from fiscal 2008. The decrease in costs was a result of the restructuring actions that took place during the year and related primarily to headcount.

Freight expenses, as a percentage of sales, were modestly lower compared to 2008 levels. Contributing to the reduction in freight expenses was a significant decrease in diesel fuel prices in the United States, as we moved through the year.

Restructuring - Fiscal 2010

Throughout fiscal 2010, we continued to take actions to decrease our cost structure. In the first quarter we announced a plan to consolidate manufacturing operations by closing the Brandrud manufacturing facility in Auburn, Washington and consolidating it with the acquired Nemschoff manufacturing facilities. We had previously announced the decision to consolidate our Integrated Metal Technologies (IMT) subsidiary in Spring Lake, Michigan with other existing manufacturing facilities. Our operations team worked diligently throughout the year to complete both consolidation projects in the fourth quarter. The total expense of these plant consolidations in the fiscal year totaled approximately $9.7 million. We expect to realize incremental annual savings from these consolidation actions of approximately $5 million to $7 million from the current year expense level. These savings will be realized primarily in cost of sales, from reductions in rent expense, depreciation and utilities, as well as savings of approximately $1 million in selling, general, and administrative expenses. We realized approximately $3 million of savings in the current year.
In the fourth quarter we took further action to reduce our salaried workforce, primarily in North America, with the reduction of approximately 70 employees. This action resulted in expenses of approximately $3.2 million and will largely be offset by a 5 percent wage increase for employees impacted by the current year wage reduction action.
Included in the fourth quarter restructuring expenses is an impairment of long-lived assets totaling $2.5 million that were related to our Convia line of business. These assets related to products that we determined had no future revenue stream to the company.
The restructuring accrual balance of $7.0 million is included in, "Accrued liabilities" within the Consolidated Balance Sheet. See Note 21 of the Consolidated Financial Statements for additional information on restructuring.

Restructuring - Fiscal 2009

In fiscal 2009, we announced a restructuring program designed to align our cost structure with the economic conditions. These actions resulted in the elimination of approximately 1,400 permanent and temporary positions across our operations. These reductions were permanent for our salaried workforce, while our direct labor positions were reduced until business levels return. Those positions that were permanently eliminated represented a variety of functional areas, and the individuals affected were offered one-time termination benefits, including severance and outplacement services.
In addition to the reduction in the workforce we announced plans to shut down our IMT facility in Spring Lake, Michigan. Only the expenses related to the curtailment and special termination benefits of the pension plan were recognized in fiscal 2009.
Pre-tax restructuring expenses for the aforementioned actions totaled $28.4 million in fiscal 2009, which are reflected in the Consolidated Statements of Operations. The related cash payments were $16.8 million in fiscal 2009 and the balance of the restructuring accrual at May 30, 2009 was $9.6 million, which was reflected in the Consolidated Balance Sheet within “Accrued liabilities.”

Operating Expense - Fiscal 2010 Compared to Fiscal 2009

Operating expenses in fiscal 2010 were $374.9 million, or 28.4 percent of net sales, which compares to $404.9 million, or 24.8 percent of net sales in fiscal 2009. We experienced a year-over-year decrease in operating expense dollars of $30.0 million, and a 360 basis point increase to operating expenses as a percentage of sales. Restructuring and impairment expenses, which included an impairment charge for Convia assets of $2.5 million, were $16.7 million in fiscal 2010, which was a decrease of $11.7 million from the $28.4 million of restructuring expense in fiscal 2009. (Please see the discussion on restructuring expense above for additional detail.) The operating expenses from Nemschoff during fiscal year 2010 were $18.3 million, which were partially offset by the positive impact on operating expense resulting from reducing the estimated liability related to contingent payments associated with the Nemschoff acquisition of $6.5 million.

The year-over-year dollar decline in total expenses of $30.0 million was the result of an $11.7 million decrease in restructuring and impairment expenses and a continued decrease in employee compensation and benefit costs. These decreases in compensation and benefit costs are a result of a combination of current and prior year restructuring as well as the full year effect of the suspension of the 401(k) match and the 10 percent reduction in salary expense that resulted from shutting down facilities on every other Friday.

Year-over-year changes in currency exchange rates had a slightly inflationary effect of approximately $0.7 million on operating expenses associated with our international operations.

Design and research costs included in total operating expenses for fiscal 2010 was $40.5 million, or 3.1 percent of sales, compared to fiscal 2009 expenses of $45.7 million, or 2.8 percent of sales. This decrease in dollars of $5.2 million was an increase of 30 basis points as a percent of sales and was primarily driven by the timing of various projects being brought to market as well as a continuing evaluation of projects and priorities. We have continued to carefully balance the overall need to control costs with the critical need to continue investing in our strategic priorities. These expenses include royalty payments to the designers of our products totaling $7.3 million and $9.5 million in fiscal years 2010 and 2009, respectively.

Operating Expense - Fiscal 2009 Compared to Fiscal 2008

Operating expenses in fiscal 2009 were $404.9 million, or 24.8 percent of net sales, which compares to $452.1 million, or 22.5 percent of net sales in fiscal 2008. Although there was a year-over-year decrease of $47.2 million, we experienced a 230 basis point increase to operating expenses as a percentage of sales compared to fiscal 2008. A charge of $28.4 million for restructuring expenses as discussed above is included in fiscal 2009. There was a restructuring charge of $5.1 million in fiscal 2008.

The year-over-year dollar decline in expenses, excluding restructuring expense, was $70.5 million or 15.8%. This is primarily due to a decrease in employee compensation and benefit costs as a result of the restructuring actions previously described, as well as a reduction in incentive compensation.

Year-over-year changes in currency exchange rates had a deflationary impact on operating expenses associated with our international operations, as measured in U.S. dollars. We estimate these changes decreased our consolidated operating expenses in fiscal 2009 by approximately $6 million relative to fiscal 2008.

"Design and research" expenses included in "Total operating expenses" were $45.7 million and $51.2 million in fiscal 2009 and fiscal 2008, respectively. These expenses include royalty payments to the designers of our products.  We consider such royalty payments, which totaled $9.5 million and $12.4 million in fiscal years 2009 and 2008, respectively, to be variable costs of the products being sold. See further discussion on "Design and research" expenses in Note 1 of the Consolidated Financial Statements.

Operating Earnings

In fiscal 2010 operating earnings were $53.6 million, a 56.4 percent decrease from fiscal 2009 operating earnings of $122.8 million. The fiscal 2009 earnings represented a 50.2 percent decrease from fiscal 2008 operating earnings of $246.6 million. Operating earnings as a percentage of sales for fiscal years 2010, 2009 and 2008 were 4.1 percent, 7.5 percent and 12.3 percent, respectively.
The decrease in operating earnings in fiscal 2010 in both dollars and as a percent of sales is almost entirely due to the $311.2 million, or 19.1 percent, decrease in net sales.
Operating earnings in fiscal 2009 decreased to 7.5 percent of net sales, a 480 basis-point decrease from the 12.3 percent reported in the prior year. The increase in restructuring expense led to 140 basis points of the decline while the remainder was largely a result of the decline in volume.

Other Expenses and Income

Net other expenses totaled $18.8 million in fiscal 2010 compared to $23.9 million in fiscal 2009 and $16.2 million in fiscal 2008. The decrease in fiscal 2010 expense compared to fiscal 2009 was primarily the result of decreased interest expense associated with the first quarter repurchase of $75 million of outstanding debt securities.
The increase in expense in fiscal 2009 compared to fiscal 2008 was principally driven by additional interest expense of $6.8 million in fiscal 2009 associated with additional senior subordinated notes. Additionally, net foreign currency transaction losses recorded in fiscal 2009 totaled $1.1 million versus a $0.1 million gain in fiscal 2008.

Income Taxes

Our effective tax rate was 18.8 percent in fiscal 2010 versus 31.4 percent in fiscal 2009 and 33.9 percent in fiscal 2008. The effective rate in fiscal 2010 was below the statutory rate of 35 percent, primarily due to the release of tax reserves that were no longer needed due to the closure of an IRS audit of the company's tax returns through fiscal 2009 and the domestic U.S. manufacturing tax incentive. The effective rate in fiscal 2009 was below the statutory rate of 35 percent, primarily due to the domestic U.S. manufacturing tax incentive and the realization of foreign tax credits. The effective rate in fiscal 2008 was below the statutory rate primarily due to the domestic U.S. manufacturing tax incentive.

We expect our effective tax rate for fiscal 2011 to be between 32 and 34 percent. For further information regarding income taxes, refer to Note 15 of the Consolidated Financial Statements.

Net Earnings Attributable to Controlling Interest; Earnings per Share

In fiscal 2010 we generated $28.3 million of net earnings attributable to controlling interest. This compares to net earnings attributable to controlling interest in fiscal 2009 and fiscal 2008 of $68.0 million and $152.3 million, respectively. In fiscal 2010 diluted earnings per share were $0.43 while diluted earnings per share in fiscal 2009 were $1.25 and $2.56 in fiscal 2008.

Liquidity and Capital Resources

The table below presents certain key cash flow and capital highlights for the fiscal years indicated.

	Fiscal Year Ended
(In millions)	2010	2009	2008
Cash and cash equivalents, end of period	$134.8	$192.9	$155.4
Short term investments, end of period	$12.1	$11.3	$15.7
Cash generated from operating activities	$99.1	$91.7	$213.6
Cash used for investing activities	$(77.6)	$(29.5)	$(51.0)
Cash used for financing activities	$(78.9)	$(16.5)	$(86.5)
Pension and post-retirement benefit plan contributions (4)	$(19.3)	$(5.3)	$(5.2)
Capital expenditures	$(22.3)	$(25.3)	$(40.5)
Stock repurchased and retired	$(0.8)	$(0.3)	$(266.7)
Interest-bearing debt, end of period (1) (3)	$301.2	$377.4	$375.5
Available unsecured credit facility, end of period (2) (3)	$138.8	$236.9	$236.9

(1) Amounts shown include the fair market value of the company's interest rate swap arrangement(s). The net fair value of this/these arrangement(s) was/were $1.2 million at May 29, 2010, $2.4 million at May 30, 2009, and $0.5 million at May 31, 2008.
(2) Amounts shown are net of outstanding letters of credit, which are applied against the company's unsecured credit facility, and excludes the $100 million accordion feature disclosed in Note 9 of the Consolidated Financial Statements.
(3) During the first quarter of fiscal 2010 we renegotiated the unsecured revolving credit facility. During the third quarter of fiscal 2008, the company issued new senior unsecured private placement notes and replaced its unsecured revolving credit facility. Refer to Notes 9 and 10 of the Consolidated Financial Statements for additional information.
(4) Amount shown for fiscal 2010 includes a $16.7 million contribution made in the company's common stock.

Cash Flow — Operating Activities
Cash generated from operating activities in fiscal 2010 totaled $99.1 million compared to $91.7 million generated in the prior year. This represents an increase of $7.4 million compared to fiscal 2009. Changes in working capital balances resulted in a $4.8 million source of cash in the current fiscal year compared to a $62.8 million use of cash in the prior year. Cash from operations also included proceeds of $4.8 million from company owned life insurance policies in fiscal 2010.

The source of cash related to working capital balances in fiscal 2010 is primarily driven from a decrease in trade receivables of $9.0 million, a decrease in prepaids of $23.6 million and an increase in trade payables of $13.9 million. These favorable changes were offset by an increased investment in inventory of $7.1 million and a decrease in other accruals. The other accruals decreased primarily due to restructuring payments of $15.5 million during fiscal 2010.

The use of cash related to working capital balances in fiscal 2009 is primarily driven from decreased current liabilities of $126.8 million over fiscal 2008. The reduction in liabilities is primarily related to reductions in accounts payable related to inventory, and accruals related to regular and incentive compensation. The use of cash is partially offset by volume related declines in accounts receivables of $53.5 million and inventories of $15.3 million. Accounts receivable declined 28.8% from fiscal 2008, though it should be noted, this decline is not as substantial as the quarterly decline in sales. However, this lag is not reflective of deterioration of the accounts receivable aging, but rather the timing of the sales within the fourth quarter and the customer type. Certain direct customers and geographic customers tend to have a longer pay cycle. A relatively large percentage of the North American accounts receivable increase pertains to our Mexican subsidiary which has the longest cash collection cycle in the North American segment.

The source of cash related to working capital balances in fiscal 2008 is primarily driven from increased current liabilities of $28.0 million over fiscal 2007, and to a lesser extent, lower inventory of $2.6 million from prior year levels. The increase in current liabilities is comprised of $16.6 million in tax-related accruals, $6.1 million of increased trade accounts payable and $5.3 million of other accruals. These sources of cash are offset partially by increases in volume-related accounts receivable of $21.3 million due to increased sales inside and outside North America.

Collections of accounts receivable remained strong throughout the year, and we believe our recorded accounts receivable valuation allowances at the end of fiscal 2010 are adequate to cover the risk of potential bad debts. Allowances for non-collectible accounts receivable, as a percent of gross accounts receivable, totaled 3.0 percent, 4.7 percent, and 2.6 percent at the end of fiscal years 2010, 2009, and 2008, respectively.

During fiscal 2010 $2.6 million in cash contributions were made to our employee pension and post-retirement benefit plans. Cash contributions during fiscal years 2009 and 2008 made to our employee pension and post-retirement benefit plans totaled $5.3 million and $5.2 million, respectively. For further information regarding the company's pension and post-retirement benefit plans, including information relative to the funded status of these plans, refer to Note 12 of the Consolidated Financial Statements.

Cash Flow — Investing Activities
Capital expenditures totaled $22.3 million, $25.3 million, and $40.5 million in fiscal 2010, 2009 and 2008, respectively. Outstanding commitments for future capital purchases at the end of fiscal 2010 were approximately $3.7 million. We expect capital spending in fiscal 2011 to be between $30 million and $34 million.

Included in the fiscal 2010 investing activities, is a net cash outflow of $46.1 million related to our acquisitions of Nemschoff, CBS, and two furniture dealerships during fiscal 2010. Also included within fiscal 2010 investing activities is a note receivable for $6.9 million related to our acquisition of Nemschoff.

Included in our fiscal 2009 investing activities, is a net cash outflow of $26.6 million related to the completion of our acquisition of Brandrud, and $2.9 million related to our acquisition of certain elements of Ruskin Industries. In fiscal 2008, our investing activities included a net cash outflow of $11.7 million related to the acquisition of Brandrud. Refer to Note 2 of the Consolidated Financial Statements for further information related to these acquisitions.

Our net marketable securities transactions for fiscal 2010 yielded a $0.1 million source of cash. This compares to a $3.4 million source of cash in fiscal 2009

In fiscal 2010 we repaid loans held against the value of company owned life insurance policies for $2.9 million. In fiscal 2009, we were advanced $19.3 million of cash against the value of company owned life insurance policies. These activities are reflected as cash payments and proceeds, respectively within the investing activities in the Consolidated Statement of Cash Flows.

Cash Flow — Financing Activities

	Fiscal Year Ended
(In millions, except share and per share data)	2010	2009	2008
Shares acquired	44,654	2,138,701	7,488,430
Cost of shares acquired (1)	$0.8	$0.1	$266.7
Shares issued (2)	3,221,326	257,765	276,002
Average price per share issued	$14.9	$14.7	$23.7
Cash dividends paid	$4.9	$19.2	$21.2

(1) On January 3, 2008, the company entered into two agreements to purchase shares of its common stock from Morgan Stanley & Co. Inc. for an aggregate purchase price of $200 million, plus fees, under an Accelerated Share Repurchase ("ASR") program. The total number of shares repurchased under the ASR was 7,538,718 at an average price of $26.61 per share.
(2) Includes 2,041,666 shares issued in connection with the Nemschoff acquisition and 967,000 shares issued as a contribution to the company's pension plans.

During the first quarter of fiscal 2010 we renegotiated the syndicated revolving line of credit, reducing our availability from $250 million to $150 million, while giving us additional covenant flexibility. This facility expires in June 2012 and outstanding borrowings bear interest at rates based on the prime rate, federal funds rate, LIBOR, or negotiated rates as outlined in the agreement. Interest is payable periodically throughout the period a borrowing is outstanding. During the first quarter of fiscal 2010, we also completed the repurchase of $75 million of the registered debt securities. In addition to improving our covenant metrics this action also reduces our future interest expense by approximately $1.3 million per quarter.

In the fourth quarter of fiscal 2009 we announced a reduction in the cash dividend effective for the first quarter of fiscal 2010 payment. This change reduced the cash dividend to $0.022 per share versus a total quarterly cash dividend of $0.088 per share that was paid through the third quarter of fiscal 2009.

In fiscal 2008 we completed a debt financing transaction involving the issuance of $200 million in senior unsecured private placement notes. Notes totaling $50 million are due in January 2015, and bear interest at a fixed annual coupon rate of 5.94 percent. The remaining $150 million of these notes are due in January 2018 and bear interest at a fixed annual coupon rate of 6.42 percent. We used the $200 million proceeds from the notes for an ASR of our common stock. Refer to Note 10 of the Consolidated Financial Statements for more information related to our long-term debt. In fiscal 2008, we also paid off $2.1 million of debt on behalf of Brandrud, our most recent acquisition.

As part of our decision to conserve cash we suspended significant share repurchases beginning in fiscal 2009. In fiscal 2008 we repurchased shares totaling $266.7 million. The amount remaining under our share repurchase authorization at the end of fiscal 2010 totaled $170.3 million.

Interest-bearing debt at the end of fiscal 2010 of $301.2 million decreased from $377.4 million at the end of fiscal 2009, as compared to $375.5 million at the end of fiscal 2008. The decrease in fiscal 2010 is a result of our early retirement of $75 million of our senior notes.

The only usage against our unsecured revolving credit facility at the end of fiscal years 2010 and 2009 represented outstanding standby letters of credit totaling $11.2 million and $13.1 million, respectively. The provisions of our private placement notes and unsecured credit facility require that we adhere to certain covenant restrictions and maintain certain performance ratios. We were in compliance with all such restrictions and performance ratios during fiscal 2010.

In fiscal 2010, we received $2.5 million related to the issuance of shares in connection with stock-based benefit plans. This compares to receiving $3.4 million and $6.5 million in fiscal 2009 and fiscal 2008, respectively.

During fiscal 2010 we did not repatriate any undistributed foreign earnings as compared to $8.0 million in fiscal 2009.

We believe cash on hand, cash generated from operations, and our borrowing capacity will provide adequate liquidity to fund near term and future business operations and capital needs, subject to financing availability in the marketplace.

Contingencies
The company leases a facility in the U.K. under an agreement that expires in June 2011. Under the terms of the lease, the company is required to perform the maintenance and repairs necessary to address the general dilapidation of the facility over the lease term. The ultimate cost of this provision to the company is dependent on a number of factors including, but not limited to, the future use of the facility by the lessor and whether the company chooses and is permitted to renew the lease term. The company has estimated the cost of these maintenance and repairs to be between $0 and $3 million, depending on the outcome of future plans and negotiations. Based on existing circumstances, it is estimated that these costs will most likely approximate $1.1 million. As a result, this amount has been recorded as a liability reflected under the caption “Other Liabilities” in the Consolidated Balance Sheets as of May 29, 2010. Based on circumstances existing in fiscal 2009, the amount recorded in the Consolidated Balance Sheets as of May 30, 2009 was $1.0 million.

The company has a lease obligation in the U.K. until May 2014 for a facility that it has exited. Current market rates for comparable office space are lower than the rental payments owed under the lease agreement, as such, the company would remain liable to pay the difference if it were subleased. As of May 29, 2010 and May 30, 2009 the future cost of this arrangement was estimated to be $1.5 million and $1.6 million, respectively. Accordingly this amount is reflected within “Other Liabilities” on the Consolidated Balance Sheets as of these dates.

The company is involved in legal proceedings and litigation arising in the ordinary course of business. It is the company's opinion that the outcome of such proceedings and litigation currently pending will not materially affect the company's operations, cash flows, and financial condition.

Basis of Presentation
The company's fiscal year ends on the Saturday closest to May 31. The fiscal years ended May 29, 2010, May 30, 2009, and May 31, 2008 each included 52 weeks of operations. This is the basis upon which weekly-average data is presented. Certain prior year information has been reclassified to conform to the current year presentation.

Contractual Obligations
Contractual obligations associated with our ongoing business and financing activities will result in cash payments in future periods. The following table summarizes the amounts and estimated timing of these future cash payments. Further information regarding debt obligations can be found in Note 10 of the Consolidated Financial Statements. Likewise, further information related to operating leases can be found in Note 11 of the Consolidated Financial Statements.

(In millions)	Payments due by fiscal year
	Total	2011	2012-2013	2014-2015	Thereafter
Long-term debt (1)	$300.0	$100.0	$—	$50.0	$150.0
Estimated interest on debt obligations (2)	91.0	16.8	25.2	24.0	25.0
Operating leases	67.1	15.4	21.2	13.5	17.0
Purchase obligations (3)	31.9	30.9	1.0	—	—
Pension plan funding (4)	24.4	14.8	2.4	2.3	4.9
Shareholder dividends (5)	1.3	1.3	—	—	—
Other (6)	9.6	2.2	1.6	1.4	4.4

Total	$525.3	$181.4	$51.4	$91.2	$201.3

(1) Amounts indicated do not include the recorded fair value of interest rate swap instruments.
(2) Estimated future interest payments on our outstanding debt obligations are based on interest rates as of May 29, 2010. Actual cash outflows may differ significantly due to changes in underlying interest rates and timing of principal payments.
(3) Purchase obligations consist of non-cancelable purchase orders and commitments for goods, services, and capital assets.
(4) Pension plan funding commitments are known for a 12-month period for those plans that are funded; unfunded pension and post-retirement plan funding amounts are equal to the estimated benefit payments. As of May 29, 2010, the total accumulated benefit obligation for our domestic and international employee pension benefit plans was $367.6 million.
(5) Represents the recorded dividend payable as of May 29, 2010. Future dividend payments are not considered contractual obligations until declared.
(6) Other contractual obligations primarily represent long-term commitments related to deferred and supplemental employee compensation benefits, and other post-employment benefits.

Off-Balance Sheet Arrangements
Guarantees
We provide certain guarantees to third parties under various arrangements in the form of product warranties, loan guarantees, standby letters of credit, lease guarantees, performance bonds, and indemnification provisions. These arrangements are accounted for and disclosed in accordance with Accounting Standards Codification (ASC) Topic 460, "Guarantees" as described in Note 19 of the Consolidated Financial Statements.

Variable Interest Entities
On occasion, we provide financial support to certain independent dealers in the form of term loans, lines of credit, and loan guarantees. At May 29, 2010 and May 30, 2009, we were not considered the primary beneficiary of any such dealer relationships as defined by ASC Topic 810, Consolidation therefore, no entities were included as VIEs as of these dates.

The risks and rewards associated with our interests in these dealerships are primarily limited to our outstanding loans and guarantee amounts. As of May 29, 2010 and May 30, 2009, our maximum exposure to potential losses related to outstanding loans to these dealerships totaled $0.4 million and $0.6 million, respectively. Information on our exposure related to any outstanding loan guarantees provided to such entities is included in Note 19 of the Consolidated Financial Statements.

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

Amounts recorded as net sales generally include any freight charged to customers, with the related freight expenses recognized within cost of sales. Items such as discounts off list price, rebates, and other sale-related marketing program expenses are recorded as reductions to net sales. We record accruals for rebates and other marketing programs, which require us to make estimates about future customer buying patterns and market conditions. Customer sales that reach (or fail to reach) certain levels can affect the amount of such estimates, and actual results could differ from our estimates

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

The accounts receivable allowance totaled $4.4 million and $7.3 million at May 29, 2010 and May 30, 2009, respectively. As a percentage of gross accounts receivable, these allowances totaled 3.0 percent and 4.7 percent, respectively. The year-over-year decrease in the allowance percentage is primarily due to the stabilization of economic conditions and continued financial health of our customers.

Goodwill and Indefinite-lived Intangibles
The carrying value of goodwill and indefinite-lived intangible assets as of May 29, 2010 and May 30, 2009, were $132.6 million and $72.7 million, respectively. The increase in these balances is primarily the result of the first quarter acquisition of Nemschoff and the fourth quarter acquisition of CBS. See Note 2 of the Consolidated Financial Statements for further detail on acquisitions. We account for our goodwill and indefinite-lived assets in accordance with the ASC Topic 350, Intangibles-Goodwill and Other. Under this accounting guidance, we are required to perform an annual test on our goodwill and indefinite-lived intangible assets to determine if the asset values are impaired.

Our impairment-testing model is based partly on the present value of projected cash flows and the resulting residual value as well as a market-based approach that considers recent market capitalization values of companies who participate in the contract office furniture industry. In completing the test under this approach, we assume that one of the drivers of the value of a business today is the cash flows it will generate in the future. We also assume that such future cash flows can be reasonably estimated. While these projected cash flows reflect our best estimate of future reporting unit performance, actual cash flows could differ significantly.

We completed the required annual impairment tests in the fourth quarter of fiscal 2010 and concluded that our net goodwill asset values and indefinite-lived assets were not impaired. For goodwill, we employed a market-based approach in selecting the discount rates used in our analysis. By this, we mean the discount rates selected represent market rates of return equal to what we believe a reasonable investor would expect to achieve on investments of similar size to our reporting units. We believe the discount rates selected in our testing are conservative in that, in all cases, they exceed the estimated weighted average cost of capital for our business as a whole. The results of the impairment test are sensitive to changes in discount rates, though the testing performed in fiscal 2010 indicates that even a significant increase in the discount rate would not have changed our conclusion. For indefinite-lived assets a relief of royalty method was utilized, which indicated the assets were not impaired.

Long-lived Assets

We evaluate other long-lived assets and acquired business units for indicators of impairment when events or circumstances indicate that an impairment risk may be present. Our judgments regarding the existence of impairment are based on market conditions, operational performance, and estimated future cash flows. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded to adjust the asset to its estimated fair value. During the fourth quarter of fiscal 2010 the company recorded an impairment charge of $2.5 million that was related to our Convia line of business. These assets related to products that we determined had no future revenue stream to the company. the impairment charge was comprised of $1.4 million of expense related to an intangible asset and $1.1 million of expense in relation to fixed assets, respectively.

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

The company adopted the uncertain tax position provisions within ASC Topic 740, "Income Taxes", during the first quarter of fiscal 2008. As a result of the adoption, the company recorded an increase in liabilities for income tax accruals associated with tax benefits claimed on tax returns but not recognized for financial statements purposes (“unrecognized tax benefits”). See Note 15 of the Consolidated Financial Statements for further information regarding the company's uncertain tax positions.

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

Self-Insurance Reserves
With the assistance of independent actuaries, we establish reserves for workers' compensation and general liability exposures. The reserves are established based on expected future claims for incurred losses. We also establish reserves for health, prescription drugs, and dental benefit exposures based on historical claims information along with certain assumptions about future trends. The methods and assumptions used to determine the liabilities are applied consistently, although actual claims experience can vary. We also maintain insurance coverage for certain risk exposures through traditional premium-based insurance policies.

Pension and other Post-Retirement Benefits
The determination of the obligation and expense for pension and other post-retirement benefits depends on certain actuarial assumptions. Among the most significant of these assumptions is the discount rate, interest-crediting rate, and expected long-term rate of return on plan assets. We determine these assumptions as follows.

•
Discount Rate — This assumption is established at the end of the fiscal year based on high-quality corporate bond yields. We utilize the services of an independent actuarial firm to analyze and recommend an appropriate rate. For our domestic pension and other post-retirement benefit plans, the actuary uses a “cash flow matching” technique, which compares the estimated future cash flows of the plan to a published discount curve showing the relationship between interest rates and duration for hypothetical zero-coupon fixed income investments. We set the discount rate for our international pension plan based on the yield level of a commonly used corporate bond index in that jurisdiction. Because the average duration of the bonds underlying this index is less than that of our international pension plan liabilities, the index yield is used as a reference point. The final discount rate, which takes into consideration the index yield and the difference in comparative durations, is based on a recommendation from our independent actuarial consultant.

•
Interest Crediting Rate — We use this assumption in accounting for our primary domestic pension plan, which is a cash balance-type plan. The rate, which represents the annual rate of interest applied to each plan participant's account balance, is established at an assumed level, or spread, below the discount rate. We base this methodology on the historical spread between the 30-year U.S. Treasury and high-quality corporate bond yields. This relationship is examined annually to determine whether the methodology is still appropriate.

•
Expected Long-Term Rate of Return — We base this assumption on our long-term assumed rates of return for equities and fixed income securities, weighted by the allocation of the invested assets of the pension plan. We consider risk factors specific to the various classes of investments and advice from independent actuaries in establishing this rate. Changes in the investment allocation of plan assets would impact this assumption. A shift to a higher relative percentage of fixed income securities, for example, would result in a lower assumed rate.

While this assumption represents our long-term market return expectation, actual asset returns can and do differ from year-to-year. Such differences give rise to actuarial gains and losses. In years where actual market returns are lower than the assumed rate, an actuarial loss is generated. Conversely, an actuarial gain results when actual market returns exceed the assumed rate in a given year. As of May 29, 2010, and May 30, 2009, the net actuarial loss associated with our employee pension and post-retirement benefit plans totaled approximately $192.3 million and $197.4 million, respectively. The majority of this unrecognized loss was associated with lower than expected discount rates for fiscal 2010 and lower than expected plan asset returns in fiscal 2009. Changes in the discount rate and return on assets can have a significant effect on the expense or obligations related to our pension plans.  We cannot accurately predict these changes in discount rates or investment returns and, therefore, cannot reasonably estimate whether adjustments to our expense or obligation in subsequent years will be significant. Both the May 29, 2010 pension funded status and 2011 expense are affected by year-end 2010 discount rate and expected return on assets assumptions.  Any change to these assumptions will be specific to the time periods noted and may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown.  The effect of the indicated increase/(decrease) in discount rates and expected return on assets is shown below:

(In millions)
Assumption	1 Percent Change	2011 Expense		May 29, 2010 Obligation
		U.S.	International	U.S.	International
Discount rate	+/- 1.0	$ 1.2 / (1.0)	$ 1.3 / (1.6)	$ (13.1) / 16.7	$ (15.6) / 14.7
Expected return on assets	+/- 1.0	$(2.4) / 2.4	$ (0.6) / 0.5	—	—

For purposes of determining annual net pension expense, we use a calculated method for determining the market-related value of plan assets. Under this method, we recognize the change in fair value of plan assets systematically over a five-year period. Accordingly, a portion of our net actuarial loss is deferred. The remaining portion of the net actuarial loss is subject to amortization expense each year. The amortization period used in determining this expense is the estimated remaining working life of active pension plan participants. We currently estimate this period to be approximately 13 years. As of May 29, 2010, the deferred net actuarial loss (i.e. the portion of the total net actuarial loss not subject to amortization) was approximately $79.0 million.

Refer to Note 12 of the Consolidated Financial Statements for more information regarding costs and assumptions used for employee benefit plans.

Stock-Based Compensation
We view stock-based compensation as a key component of total compensation for certain of our employees, non-employee directors and officers. We account for these programs, which include grants of restricted stock, restricted stock units, performance share units, employee stock purchases, and stock options, in accordance with ASC Topic 718. Under this guidance we recognize compensation expense related to each of these share-based arrangements. We utilize the Black-Scholes option pricing model in estimating the fair value of stock options issued in connection with our compensation program. This pricing model requires the use of several input assumptions. Among the most significant of these assumptions are the expected volatility of our common stock price, and the expected timing of future stock option exercises.

•
Expected Volatility — This represents a measure, expressed as a percentage, of the expected fluctuation in the market price of our common stock. As a point of reference, a high volatility percentage would assume a wider expected range of market returns for a particular security. All other assumptions held constant, this would yield a higher stock option valuation than a calculation using a lower measure of volatility. In measuring the fair value of stock options issued during fiscal year 2010, we utilized an expected volatility of 41 percent.

•
Expected Term of Options — This assumption represents the expected length of time between the grant date of a stock option and the date at which it is exercised (option life). We assumed an average expected term of 5.5 years in calculating the fair values of the majority of stock options issued during fiscal 2010.

Refer to Note 14 of the Consolidated Financial Statements for further discussion on our stock-based compensation plans.

Contingencies
In the ordinary course of business, we encounter matters that raise the potential for contingent liabilities. In evaluating these matters for accounting treatment and disclosure, we are required to apply judgment in order to determine the probability that a liability has been incurred. We are also required to measure, if possible, the dollar value of such liabilities in determining whether or not recognition in our financial statements is required. This process involves the use of estimates which may differ from actual outcomes. Refer to Note 19 of the Consolidated Financial Statements for more information relating to contingencies.

New Accounting Standards
Refer to Note 1 of the Consolidated Financial Statements for information related to new accounting standards.

Forward Looking Statements
Certain statements in this filing are not historical facts but are “forward-looking statements” as defined under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended. Such statements are based on management's belief, assumptions, current expectations, estimates and projections about the office furniture industry, the economy and the company itself. Words like “anticipates,” “believes,” “confident,” “estimates,” “expects,” “forecast,” “likely,” “plans,” “projects,” and “should,” and variations of such words and similar expressions identify forward-looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, expense, likelihood, and degree of occurrence. These risks include, without limitation, employment and general economic conditions in the U.S. and in our international markets, the increase in white collar employment, the willingness of customers to undertake capital expenditures, the types of products purchased by customers, the possibility of order cancellations or deferrals by customers, competitive pricing pressures, the availability and pricing of direct materials, our reliance on a limited number of suppliers, currency fluctuations, the ability to increase prices to absorb the additional costs of direct materials, the financial strength of our dealers, the financial strength of our customers, the mix of our products purchased by customers, our ability to attract and retain key executives and other qualified employees, our ability to continue to make product innovations, the strength of the intellectual property relating to our products, the success of newly introduced products, our ability to serve all of our markets, possible acquisitions, divestitures or alliances, the outcome of pending litigation or governmental audits or investigations, and other risks identified in this Form 10-K and our other filings with the Securities and Exchange Commission. Therefore, actual results and outcomes may materially differ from what we express or forecast. Furthermore, Herman Miller, Inc., takes no obligation to update, amend, or clarify forward-looking statements.

Item 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The company manufactures, markets, and sells its products throughout the world and, as a result, is subject to changing economic conditions, which could reduce the demand for its products.

Direct Material Costs
The company is exposed to risks arising from price changes for certain direct materials and assembly components used in its operations. The largest such costs incurred by the company are for steel, plastics, textiles, wood particleboard, and aluminum components. Commodity prices decreased during the first three quarters and moderately increased during the fourth quarter of fiscal 2010. The net impact of price changes during fiscal 2010 was an decrease to our costs of $24 million to $25 million over fiscal 2009.
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

Steel and fuel price fluctuations have a direct impact on our input costs for many products. Throughout fiscal 2010 both factors rose moderately during the year. During fiscal 2009 both factors increased sharply, followed by a steady decline in the second half of the year. During fiscal 2008 the impact of steel price increases was fairly flat due to price contracts with suppliers.

The company believes market prices for commodities in the near term may move higher and acknowledges that over time increases on its key direct materials and assembly components are likely. Consequently, it views the prospect of such increases as an outlook risk to the business.

Foreign Exchange Risk
The company primarily manufactures its products in the United States, United Kingdom, and China. It also sources completed products and product components from outside the United States. The company's completed products are sold in numerous countries around the world. Sales in foreign countries as well as certain expenses related to those sales are transacted in currencies other than the company's reporting currency, the U.S. dollar. Accordingly, production costs and profit margins related to these sales are affected by the currency exchange relationship between the countries where the sales take place and the countries where the products are sourced or manufactured. These currency exchange relationships can also affect the company's competitive positions within these markets.

In the normal course of business, the company enters into contracts denominated in foreign currencies. The principal foreign currencies in which the company conducts its business are the British pound sterling, euro, Canadian dollar, Japanese yen, Mexican peso, and Chinese renminbi. As of May 29, 2010, the company had outstanding, nine forward currency instruments designed to offset either net asset or net liability exposure denominated in non-functional currencies. One forward contract was placed in order to offset 4.1 million euro-denominated net asset exposure and three forward contracts were placed in order to offset 5.6 million U.S. dollar-denominated net asset exposure. Four forward contracts were placed to offset a 14.0 million U.S. dollar-denominated net liability exposure and one forward contract was placed to offset a 1.6 million British pound sterling-denominated net liability exposure.

As of May 30, 2009, the company had outstanding, nine forward currency instruments designed to offset either net asset or net liability exposure that is denominated in non-functional currencies. Three forward contracts were placed in order to offset 4.8 million euro-denominated net asset exposure and three forward contracts were placed in order to offset 6.4 million U.S. dollar-denominated net asset exposure. Two forward contracts were placed to offset a 4.0 million U.S. dollar-denominated net liability exposure. One forward contract was placed to offset a 1.6 million British pound sterling-denominated net liability exposure. At the end of fiscal 2008, three contracts were placed to offset 4.0 million euro for net asset exposure and two contracts for 6.0 million U.S. dollars were placed to offset net liability exposure. In all three years, the instruments were marked to market at the end of the period, with changes in fair value reflected in net earnings. The fair value of the forward currency instruments was negligible for fiscal 2010. The fair value of the forward currency instruments was $0.1 million for both fiscal years 2009 and 2008, respectively.

For fiscal year 2010, a net gain of $0.4 million related to remeasuring all foreign currency transactions into the appropriate functional currency was included in net earnings. For fiscal year 2009, a net loss of $1.1 million impacted net earnings. For fiscal year 2008, a net gain of $0.1 million impacted net earnings. Additionally, the cumulative effect of translating the balance sheet and income statement accounts from the functional currency into the United States dollar increased the accumulated comprehensive loss component of total shareholders' equity by $2.9 million and $14.0 million as of the end of fiscal 2010 and fiscal 2009, respectively. Conversely, the effect reduced the accumulated comprehensive loss component of total shareholders equity by $4.1 million for fiscal 2008.

Interest Rate Risk
The company maintains fixed-rate debt for which changes in interest rates generally affect fair market value but not earnings or cash flows. As of the end of fiscal years 2010, 2009, and 2008 the company held one interest rate swap agreement that effectively converts $50.0 million of fixed-rate debt securities to a variable rate. This debt is subject to changes in interest rates, which, if significant, could have a material impact on the company's financial results. The interest rate swap derivative instruments are held and used by the company as a tool for managing interest rate risk. They are not used for trading or speculative purposes. The counterparties to these swap instruments are large financial institutions that the company believes are of high-quality creditworthiness. While the company may be exposed to potential losses due to the credit risk of non-performance by these counterparties, such losses are not anticipated.

The combined fair market value and net asset amount of the effective interest rate swap instruments was $1.2 million, $2.4 million, and $0.5 million at May 29, 2010, May 30, 2009, and May 31, 2008, respectively. The impact of these swap instruments on total interest expense was a reduction to interest expense of $1.9 million in fiscal 2010, $1.2 million in fiscal 2009, and $0.4 million in fiscal 2008. All cash flows related to the company's interest rate swap instruments are denominated in U.S. dollars. For further information, refer to Notes 16 and 17 of the Consolidated Financial Statements.

As of May 29, 2010, the weighted-average interest rate on the company's variable-rate debt was approximately 3.8 percent. Based on the level of variable-rate debt outstanding as of that date, a one percentage-point increase in the weighted-average interest rate would increase the company's annual pre-tax interest expense by approximately $0.5 million.

Expected cash flows (notional amounts) over the next five years and thereafter related to debt instruments are as follows.

(In millions)	2011	2012	2013	2014	2015	Thereafter	Total (1)
Long-Term Debt:
Fixed rate	$100.0	$—	$—	$—	$50.0	$150.0	$300.0
Wtd. average interest rate = 6.6% (2)

Derivative Financial Instrument Related to Debt —
Interest Rate Swap:
Pay variable/receive fixed	$50.0	$—	$—	$—	$—	$—	$50.0
Pay interest rate = 3.80% (at May 29, 2010)
Receive interest rate = 7.125%

(1) Amount does not include the recorded fair value of the swap instrument, which totaled $1.2 million at the end of fiscal 2010.
(2) The estimated weighted average interest rate inclusive of the interest rate swap instrument is 6.0%.

Item 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly Financial Data (Unaudited)

Set forth below is a summary of the quarterly operating results on a consolidated basis for the years ended May 29, 2010, May 30, 2009, and May 31, 2008. Refer to Management's Discussion and Analysis provided in Item 7 and the Notes to the Consolidated Financial Statements for further disclosure of significant accounting transactions that may have affected the quarterly operating results for each of the periods presented.

(In millions, except per share data)		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010	Net sales	$324.0	$343.7	$329.6	$321.5
	Gross margin	107.5	110.8	104.8	105.4
	Net earnings attributable to controlling interest (1)	8.4	9.6	8.3	2.1
	Earnings per share-basic	0.15	0.17	0.15	0.04
	Earnings per share-diluted	0.14	0.17	0.12	—

2009	Net sales	$479.1	$476.6	$354.4	$319.9
	Gross margin	162.4	155.4	105.9	104.0
	Net earnings attributable to controlling interest	33.4	32.6	(5.2)	7.2
	Earnings (loss) per share-basic (1)	0.60	0.61	(0.10)	0.14
	Earnings (loss) per share-diluted (1)	0.60	0.60	(0.10)	0.14

2008	Net sales	$491.7	$505.9	$495.4	$519.1
	Gross margin (1)	167.5	180.1	170.0	181.0
	Net earnings attributable to controlling interest	33.5	41.0	38.3	39.5
	Earnings per share-basic (1)	0.54	0.67	0.66	0.71
	Earnings per share-diluted (1)	0.54	0.67	0.65	0.71

(1) The sum of the quarters does not equal the annual balance reflected in the Consolidated Statements of Operations due to rounding associated with the calculations on an individual quarter basis.

Consolidated Statements of Operations

	Fiscal Years Ended
(In millions, except per share data)	May 29, 2010	May 30, 2009	May 31, 2008
Net sales	$1,318.8	$1,630.0	$2,012.1
Cost of sales	890.3	1,102.3	1,313.4
Gross margin	428.5	527.7	698.7
Operating expenses:
Selling, general, and administrative	317.7	330.8	395.8
Restructuring and impairment expenses	16.7	28.4	5.1
Design and research	40.5	45.7	51.2
Total operating expenses	374.9	404.9	452.1
Operating earnings	53.6	122.8	246.6
Other expenses (income):
Interest expense	21.7	25.6	18.8
Interest and other investment income	(4.6)	(2.6)	(3.8)
Other, net	1.7	0.9	1.2
Net other expenses	18.8	23.9	16.2
Earnings before income taxes	34.8	98.9	230.4
Income tax expense	6.5	31.0	78.2
Net loss attributable to non-controlling interest	—	(0.1)	(0.1)
Net Earnings Attributable to Controlling Interest	$28.3	$68.0	$152.3

Earnings per share —basic	$0.51	$1.26	$2.58
Earnings per share —diluted	$0.43	$1.25	$2.56

Consolidated Balance Sheets

(In millions, except share and per share data)	May 29, 2010	May 30, 2009
Assets
Current Assets:
Cash and cash equivalents	$134.8	$192.9
Marketable securities	12.1	11.3
Accounts receivable, less allowances of $4.4 in 2010 and $7.3 in 2009	144.7	148.9
Inventories, net	57.9	37.3
Prepaid expenses and other	45.2	60.5
Total Current Assets	394.7	450.9

Property and Equipment:
Land and improvements	19.4	18.8
Buildings and improvements	147.6	137.4
Machinery and equipment	546.4	552.0
Construction in progress	10.7	9.8
	724.1	718.0
Less: accumulated depreciation	(548.9)	(538.8)
Net Property and Equipment	175.2	179.2
Goodwill and indefinite-lived intangibles	132.6	72.7
Other amortizable intangibles, net	25.0	11.3
Other assets	43.1	53.2
Total Assets	$770.6	$767.3

Liabilities and Shareholders' Equity
Current Liabilities:
Unfunded checks	$4.3	$3.9
Current maturities of long-term debt	100.0	75.0
Accounts payable	96.3	79.1
Accrued liabilities	112.4	124.2
Total Current Liabilities	313.0	282.2

Long-term debt, less current maturities	201.2	302.4
Other liabilities	176.3	174.7
Total Liabilities	690.5	759.3

Shareholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized, none issued)	—	—
Common stock, $0.20 par value (240,000,000 shares authorized, 57,002,733 and 53,826,061 shares issued and outstanding in 2010 and 2009, respectively)	11.4	10.8
Additional paid-in capital	55.9	5.9
Retained earnings	152.4	129.2
Accumulated other comprehensive loss	(136.2)	(134.1)
Key executive deferred compensation	(3.4)	(3.8)
Total Shareholders' Equity	80.1	8.0
Total Liabilities and Shareholders' Equity	$770.6	$767.3

Consolidated Statements of Shareholders' Equity

(In millions, except share data)	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Key Exec. Deferred Comp.	Total Shareholders' Equity
Balance, June 2, 2007	62,919,425	$12.6	$—	$197.8	$(51.6)	$(3.5)	$155.3
Net earnings attributable to controlling interest	—	—	—	152.3	—	—	152.3
Foreign currency translation adjustment	—	—	—	—	4.1	—	4.1
Pension and post-retirement liability adjustments (net of tax of $5.2 million)	—	—	—	—	(12.6)	—	(12.6)
Total comprehensive income							143.8
Cash dividends declared ($0.352 per share)	—	—	—	(20.5)	—	—	(20.5)
Exercise of stock options	125,301	—	2.9	—	—	—	2.9
Employee stock purchase plan	118,801	—	3.3	—	—	—	3.3
Tax benefit relating to stock-based compensation	—	—	0.1	—	—	—	0.1
Excess tax benefit relating to stock-based compensation	—	—	0.1	—	—	—	0.1
Repurchase and retirement of common stock	(7,488,430)	(1.5)	(13.3)	(251.9)	—	—	(266.7)
Restricted stock units compensation expense	—	—	0.6	—	—	—	0.6
Restricted stock units released	2,892	—	0.1	—	—	—	0.1
Stock grants compensation expense	—	—	0.7	—	—	—	0.7
Stock grants issued	12,922	—	—	—	—	—	—
Stock option compensation expense	—	—	3.0	—	—	—	3.0
Deferred compensation plan	—	—	0.6	—	—	(0.8)	(0.2)
Directors' fees	16,086	—	0.5	—	—	—	0.5
Performance share units compensation expense	—	—	1.4	—	—	—	1.4
Cumulative effect of adopting uncertain tax position provisions of ASC 740 (net of tax)	—	—	—	(1.0)	—	—	(1.0)
Balance, May 31, 2008	55,706,997	$11.1	$(0)	$76.7	$(60.1)	$(4.3)	$23.4

Consolidated Statements of Shareholders' Equity

(In millions, except share data)	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Key Exec. Deferred Comp.	Total Shareholders' Equity
Balance, May 31, 2008	55,706,997	$11.1	$(0)	$76.7	$(60.1)	$(4.3)	$23.4
Net earnings attributable to controlling interest	—	—	—	68.0	—	—	68.0
Foreign currency translation adjustment	—	—	—	—	(14.0)	—	(14.0)
Pension liability adjustments (net of tax of $35.3 million)	—	—	—	—	(59.9)	—	(59.9)
Unrealized holding loss on available-for-sale securities	—	—	—	—	(0.1)	—	(0.1)
Total comprehensive loss							(6.0)
Cash dividends declared ($0.286 per share)	—	—	—	(15.5)	—	—	(15.5)
Exercise of stock options	23,050	—	0.5	—	—	—	0.5
Employee stock purchase plan	187,037	—	2.7	—	—	—	2.7
Tax benefit relating to stock-based compensation	—	—	0.1	—	—	—	0.1
Excess tax benefit relating to stock-based compensation	—	—	(0.3)	—	—	—	(0.3)
Repurchase and retirement of common stock	(2,138,701)	(0.3)	0.2	—	—	—	(0.1)
Restricted stock units compensation expense	—	—	0.2	—	—	—	0.2
Restricted stock units released	14,074	—	0.4	—	—	—	0.4
Stock grants compensation expense	—	—	0.7	—	—	—	0.7
Stock grants issued	3,600	—	—	—	—	—	—
Stock option compensation expense	—	—	2.9	—	—	—	2.9
Deferred compensation plan	—	—	(0.5)	—	—	0.5	—
Directors' fees	30,004	—	0.4	—	—	—	0.4
Performance share units compensation expense	—	—	(1.4)	—	—	—	(1.4)
Balance, May 30, 2009	53,826,061	$10.8	$5.9	$129.2	$(134.1)	$(3.8)	$8.0

Consolidated Statements of Shareholders' Equity

(In millions, except share data)	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Key Exec. Deferred Comp.	Total Shareholders' Equity
Balance, May 30, 2009	53,826,061	$10.8	$5.9	$129.2	$(134.1)	$(3.8)	$8.0
Net earnings attributable to controlling interest	—	—	—	28.3	—	—	28.3
Foreign currency translation adjustment	—	—	—	—	(2.9)	—	(2.9)
Pension and post-retirement liability adjustments (net of tax benefit of $0.9 million)	—	—	—	—	0.6	—	0.6
Unrealized holding gain on available-for-sale securities	—	—	—	—	0.2	—	0.2
Total comprehensive income							26.2
Cash dividends declared ($0.088 per share)	—	—	—	(5.1)	—	—	(5.1)
Issuance of common stock in connection with business acquisition	2,041,666	0.4	28.3	—	—	—	28.7
Contribution of common stock to defined benefit pension plan	967,000	0.2	16.5				16.7
Exercise of stock options	10,000	—	0.2	—	—	—	0.2
Employee stock purchase plan	133,048	—	2.2	—	—	—	2.2
Tax benefit relating to stock-based compensation	—	—	0.1	—	—	—	0.1
Excess tax benefit relating to stock-based compensation	—	—	(0.5)	—	—	—	(0.5)
Repurchase and retirement of common stock	(44,654)	—	(0.8)	—	—	—	(0.8)
Restricted stock units compensation expense	—	—	1.0	—	—	—	1.0
Restricted stock units released	8,896	—	0.2	—	—	—	0.2
Stock grants compensation expense	—	—	0.4	—	—	—	0.4
Stock grants issued	41,981	—	—	—	—	—	—
Stock option compensation expense	—	—	2.5	—	—	—	2.5
Deferred compensation plan	—	—	(0.4)	—	—	0.4	—
Directors' fees	18,735	—	0.3	—	—	—	0.3
Balance, May 29, 2010	57,002,733	$11.4	$55.9	$152.4	$(136.2)	$(3.4)	$80.1

Consolidated Statements of Cash Flows

	Fiscal Years Ended
(In millions)	May 29, 2010	May 30, 2009	May 31, 2008
Cash Flows from Operating Activities:
Net earnings attributable to controlling interest	$28.3	$68.0	$152.3
Adjustments to reconcile net earnings attributable to controlling interest to net cash provided by operating activities	70.8	23.7	61.3

Net Cash Provided by Operating Activities	99.1	91.7	213.6

Cash Flows from Investing Activities:
Notes receivable repayments	—	60.6	69.1
Notes receivable issued	(6.5)	(60.3)	(68.4)
Marketable securities purchases	(16.3)	(3.0)	(11.9)
Marketable securities sales	16.4	6.4	12.1
Capital expenditures	(22.3)	(25.3)	(40.5)
Proceeds from sales of property and equipment	0.7	0.3	0.3
Proceeds from disposal of owned dealers	—	1.3	0.9
Acquisitions, net of cash received	(46.1)	(29.5)	(11.7)
Payments on loan on cash surrender value of life insurance	(2.9)	—	—
Proceeds from loan on cash surrender value of life insurance	—	19.3	—
Other, net	(0.6)	0.7	(0.9)

Net Cash Used for Investing Activities	(77.6)	(29.5)	(51.0)

Cash Flows from Financing Activities:
Short-term debt repayments	—	—	(1.2)
Long-term debt repayments	(75.0)	—	(4.0)
Long-term debt borrowings	—	—	200.0
Dividends paid	(4.9)	(19.2)	(21.2)
Common stock issued	2.5	3.4	6.5
Common stock repurchased and retired	(0.8)	(0.3)	(266.7)
Excess tax benefits from stock-based compensation	(0.5)	(0.3)	0.1
Other, net	(0.2)	(0.1)	—

Net Cash Used for Financing Activities	(78.9)	(16.5)	(86.5)

Effect of exchange rate changes on cash and cash equivalents	(0.7)	(8.2)	2.9

Net Increase (Decrease) in Cash and Cash Equivalents	(58.1)	37.5	79.0

Cash and cash equivalents, beginning of year	192.9	155.4	76.4

Cash and Cash Equivalents, End of Year	$134.8	$192.9	$155.4

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

Description of Business
The company researches, designs, manufactures and distributes interior furnishings, for use in various environments including office, healthcare, educational, and residential settings, and provides related services that support companies all over the world. The company's products are sold primarily through independent contract office furniture dealers. Accordingly, accounts and notes receivable in the accompanying balance sheets are principally amounts due from the dealers.

Fiscal Year
The company's fiscal year ends on the Saturday closest to May 31. Fiscal years ended May 29, 2010, May 30, 2009 and May 31, 2008, each contain 52 weeks. An extra week in the company's fiscal year is required approximately every six years in order to realign its fiscal calendar-end dates with the actual calendar months.

Foreign Currency Translation
The functional currency for foreign subsidiaries is the local currency. The cumulative effects of translating the balance sheet accounts from the functional currency into the United States dollar using fiscal year-end exchange rates and translating revenue and expense accounts using average exchange rates for the period is reflected as a component of “Accumulated other comprehensive loss” in the Consolidated Balance Sheets. The financial statement impact of remeasuring all foreign currency transactions into the appropriate functional currency resulted in a net gain of $0.4 million and a net loss of $1.1 million for the fiscal years ended May 29, 2010 and May 30, 2009, respectively. These amounts are included in “Other Expenses (Income)” in the Consolidated Statements of Operations. For the year ended May 31, 2008 the financial statement impact was a net gain of $0.1 million.

Cash Equivalents
The company holds cash equivalents as part of its cash management function. Cash equivalents include money market funds, time deposit investments, and treasury bills with original maturities of less than three months. The carrying value of cash equivalents, which approximates fair value, totaled $54.6 million and $99.0 million as of May 29, 2010, and May 30, 2009, respectively. All cash and cash equivalents are high-credit quality financial instruments, and the amount of credit exposure to any one financial institution or instrument is limited.
Marketable Securities
The company maintains a portfolio of marketable securities primarily comprised of investment-grade, fixed-income securities. These investments are held by the company's wholly owned insurance captive and are considered “available-for-sale” as defined in ASC Topic 320, Investments-Debt and Equity Securities. Accordingly, they have been recorded at fair market value based on quoted market prices, with the resulting net unrealized holding gains or losses reflected net of tax as a component of “Accumulated other comprehensive loss” in the Consolidated Balance Sheets.

All marketable security transactions are recognized on the trade date. Realized gains and losses on disposal of available-for-sale investments are included in “Interest and other investment income” in the Consolidated Statements of Operations. See Note 16 of the Consolidated Financial Statements for additional disclosures of marketable securities.

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

Inventories
Inventories are valued at the lower of cost or market. Cost is determined at the majority of the company's manufacturing operations using the last-in, first-out (LIFO) cost method, whereas inventories of certain other of the company's subsidiaries are valued using the first-in, first-out (FIFO) cost method. Primarily the company's international entities and domestic entities which are newly acquired or insignificant are on the FIFO cost method and the remaining domestic entities are on the LIFO cost method. The company establishes reserves for excess and obsolete inventory, based on prevailing circumstances and judgment for consideration of current events, such as economic conditions, that may affect inventory. The reserve required to record inventory at lower of cost or market may be adjusted in response to changing conditions. Once elected, the company has applied these inventory cost valuation methods consistently from year to year. Further information on the company's recorded inventory balances can be found in Note 4 of the Consolidated Financial Statements.

Property, Equipment, and Depreciation
Property and equipment are stated at cost. The cost is depreciated over the estimated useful lives of the assets, using the straight-line method. Estimated useful lives range from 3 to 10 years for machinery and equipment and do not exceed 40 years for buildings. Leasehold improvements are depreciated over the lesser of the lease term or the useful life of the asset, not to exceed 10 years. We capitalize certain external and internal costs incurred in connection with the development, testing, and installation of software for internal use. Software for internal use is included in property and equipment and is depreciated over an estimated useful life not exceeding 5 years. Depreciation and amortization expense is included in the statement of operations in the cost of sales, operating expenses; selling, general and administrative, and design and research line items.

As of the end of fiscal 2010, outstanding commitments for future capital purchases approximated $3.7 million.

Goodwill and Indefinite-lived Intangible Assets
We account for our goodwill and indefinite-lived assets in accordance with ASC Topic 350, "Intangibles-Goodwill and Other". Under ASC 350, we are required to perform an annual test, by reporting unit, to determine whether the asset values are impaired. A reporting unit is defined as an operating segment or one level below an operating segment. Substantially all of our goodwill and indefinite-lived assets are within the North American operating segment (see Note 20 of the Consolidated Financial Statements), which has been determined to be made up of two reporting units. Pursuant to ASC 350, the annual test is comprised of two steps. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill and indefinite-lived assets. The second step used to measure the amount of impairment loss compares the implied fair value of the reporting unit asset with the carrying amount of that asset. If the first step of the test is passed then the asset is not considered impaired and the second step is unnecessary. If an impairment results from these tests, we are required to reduce the net carrying value of the assets to their estimated fair market value.

Our impairment-testing model is based partly on an income-based approach that considers the present value of projected cash flows and the resulting residual value and partly on a market-based approach that considers recent market capitalization values. In completing the test under this approach, we assume that one of the drivers of the value of a business today is the cash flows it will generate in the future. We also assume that such future cash flows can be reasonably estimated. While these projected cash flows reflect our best estimate of future reporting unit performance, actual cash flows could differ significantly. Historically, both of these approaches have passed the step one testing.

We performed our goodwill and indefinite-lived asset tests at the beginning and end of the fourth quarter of fiscal 2010. For goodwill, the projected cash flows and the market-based approach tests passed the step-one tests by substantial margins for all reporting units, which indicate that our goodwill is not impaired. We employed a market-based approach in selecting the discount rates used in our analysis. By this, we mean the discount rates selected represent market rates of return equal to what we believe a reasonable investor would expect to achieve on investments of similar size to our reporting units. We believe the market participant based discount rates selected in our testing exceed the estimated weighted average cost of capital for our specific business as a whole. The results of the impairment test are sensitive to changes in discount rates, though the testing performed in fiscal 2010 would indicate that even a significant increase in the discount rate would not have changed the results of passing the tests.

Topic 350 also requires the company to evaluate its acquired intangible assets to determine whether any have “indefinite useful lives.” Under this accounting standard, intangible assets with indefinite useful lives, are not subject to amortization. The company's indefinite-lived intangible-assets consist of certain trademarks and tradenames valued at approximately $23.2 million and $3.2 million as of fiscal year 2010 and fiscal year 2009, respectively. These assets have indefinite useful lives and are evaluated annually using the relief of royalty method. The company measures and records an impairment loss for the excess of the carrying value of the asset over its fair value.

Goodwill and other indefinite-lived assets included in the Consolidated Balance Sheet consist of the following:

(In millions)	Goodwill	Indefinite-lived Intangible Assets	Total Goodwill and Indefinite-lived Assets
Balance, May 30, 2009	$69.5	$3.2	$72.7
Additions from acquisition of Nemschoff	34.3	20.0	54.3
Additions from acquisition of CBS	5.6	—	5.6
Other acquisitions	0.4	—	0.4
Currency-related adjustments	(0.4)	—	(0.4)
Balance, May 29, 2010	$109.4	$23.2	$132.6

Long-Lived Assets
The company reviews other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or an asset group may not be recoverable. Each impairment test is based on a comparison of the carrying amount of the asset or asset group to the future undiscounted net cash flows expected to be generated by the asset or asset group. If such assets are considered to be impaired, the impairment amount to be recognized is the amount by which the carrying value of the assets exceeds their fair value. During the fourth quarter of fiscal 2010 the company recorded an impairment charge of $2.5 million recorded in "Restructuring and impairment expenses" within the "Other" operating segment. Of this amount, $1.4 million related to an amortizable intangible asset and $1.1 million was in relation to fixed assets, respectively. These assets related to products that we determined had no future revenue stream to the company.

Amortizable intangible assets within "Other amortizable intangibles, net" consists primarily of customer relationships, intellectual property rights, and non-compete agreements. The combined gross carrying value and accumulated amortization for these amortizable intangibles was $35.2 million and $10.2 million, respectively as of May 29, 2010. As of May 30, 2009, these amounts totaled $20.8 million and $9.5 million, respectively. The company amortizes these assets over their remaining useful lives using the straight-line method over periods ranging from 5 to 17 years.

Estimated amortization expense on existing amortizable intangible assets as of May 29, 2010, for each of the succeeding five fiscal years is as follows.

(In millions)
2011	$2.2
2012	$2.1
2013	$2.0
2014	$1.8
2015	$1.5

Notes Receivable
The notes receivable are primarily from independent contract office furniture dealers. These notes are the result of strategically important dealers being in transition either through a change in ownership or general financial difficulty. The notes are generally created in exchange for outstanding accounts receivable and are collateralized by the assets of the dealers and bear interest based on the prevailing prime rate. Recorded reserves are based on historical credit experience, collateralization levels, and the specific identification of other potential collection problems. The company has also extended a note receivable in conjunction with the acquisition of Nemschoff. This note was received in exchange for cash and is presented net of the contingent liability within the "Other liabilities" line item in the Consolidated Balance Sheet. The net presentation is due to the right of offset with the contingent liability. Interest income relating to notes was negligible for the year ended May 29, 2010. Interest income relating to notes was $0.1 million and $0.4 million for the years ended May 30, 2009, and May 31, 2008, respectively.

Unfunded Checks
As a result of maintaining a consolidated cash management system, the company utilizes controlled disbursement bank accounts. These accounts are funded as checks are presented for payment, not when checks are issued. Any resulting book overdraft position is included in current liabilities as unfunded checks.

Self-Insurance
The company is partially self-insured for general liability, workers' compensation, and certain employee health and dental benefits under insurance arrangements that provide for third-party coverage of claims exceeding the company's loss retention levels. The company's retention levels designated within significant insurance arrangements as of May 29, 2010, are as follows.

Retention Level
General liability and auto liability/physical damage	$1.00 million per occurrence
Workers' compensation and property	$0.75 million per occurrence
Health benefits	$0.20 million per employee

The company's policy is to accrue amounts equal to the actuarially-determined liabilities for loss and loss adjustment expenses, which are included in “Other liabilities” in the Consolidated Balance Sheets. The actuarial valuations are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as legal actions, medical costs, and changes in actual experience could cause these estimates to change. The general and workers' compensation liabilities are managed through the company's wholly-owned insurance captive.

Research, Development, and Other Related Costs
Research, development, pre-production, and start-up costs are expensed as incurred. Research and development (R&D) costs consist of expenditures incurred during the course of planned search and investigation aimed at discovery of new knowledge useful in developing new products or processes. R&D costs also include the significant enhancement of existing products or production processes and the implementation of such through design, testing of product alternatives, or construction of prototypes. Research and development costs included in “Design and Research” expense in the accompanying Consolidated Statements of Operations of $33.2 million, $36.2 million, $38.8 million, in fiscal 2010, 2009, and 2008, respectively.

Royalty payments made to designers of the company's products as the products are sold are a variable cost based on product sales. These expenses totaled $7.3 million, $9.5 million, and $12.4 million in fiscal years 2010, 2009, and 2008 respectively. They are included in "Design and Research" expense in the accompanying Consolidated Statements of Operations.

Advertising Costs
Advertising costs are expensed as incurred and are included in “Selling, general, and administrative” expense in the accompanying Consolidated Statements of Operations. Advertising costs were $2.4 million, $2.2 million, and $3.4 million, in fiscal 2010, 2009, and 2008, respectively.

Customer Payments and Incentives
We offer various sales incentive programs to our customers, such as rebates, discounts, buy-downs and cooperative advertising programs. The company accounts for these programs in accordance with ASC Topic 605, Customer Payments and Incentives. Consistent with this guidance, we have determined that programs such as rebates, discounts and buy-downs are adjustments to the selling price and are therefore characterized as a reduction to net sales. The cooperative advertising program, whereby customers are reimbursed for company approved advertising expenditures, provides us with an identifiable benefit from the advertisement at a verifiable market rate. Therefore, the cost of the cooperative advertising program is recognized as an operating expense and is included in the "Selling, general and administrative" line in the Consolidated Statement of Operations. We recognized operating expense related to our cooperative advertising program of $1.8 million, $1.5 million, and $2.3 million in fiscal 2010, 2009, and 2008, respectively.

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

Cost of Sales
We include material, labor and overhead in cost of sales. Included within these categories are such items as inbound freight charges, warehousing costs, internal transfer costs, and other costs of our distribution network.

Selling, General, and Administrative Operating Expenses
We include costs not directly related to the manufacturing of our products in selling, general, and administrative operating expenses. Included in these expenses are items such as compensation expense, rental expense, royalty expense, warranty expense, and travel and entertainment expense.

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

The company's annual effective tax rate is based on income, statutory tax rates and tax planning strategies available in the various jurisdictions the company operates in. Complex tax laws can be subject to different interpretations by the company and the respective government authorities. Significant judgment is required in evaluating tax positions and determining our tax expense. Tax positions are reviewed quarterly and tax liabilities are adjusted as new information becomes available.

In evaluating the company's ability to recover deferred tax assets within the jurisdiction from which they arise, the company considers all positive and negative evidence. These assumptions require significant judgment about forecasts of future taxable income.

Stock-Based Compensation
The company has several stock-based compensation plans, which are described fully in Note 14 of the Consolidated Financial Statements. The company follows the guidance of ASC Topic 718, Compensation-Stock Compensation.

Earnings per Share
Basic earnings per share (EPS) excludes the dilutive effect of common shares that could potentially be issued, due to the exercise of stock options or the vesting of restricted shares, and is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted EPS for fiscal years 2010, 2009, and 2008, was computed by dividing net earnings by the sum of the weighted-average number of shares outstanding, plus all dilutive shares that could potentially be issued. During fiscal 2010 the numerator for diluted earnings per share excluded the earnings impact from the Nemschoff contingent consideration from the Consolidated Statement of Operations. This contingent consideration may be settled in cash or stock at the discretion of the company and, therefore, any income or loss associated with adjustments to these liabilities is excluded from the numerator when computing diluted earnings per share. Refer to Note 13 of the Consolidated Financial Statements, for further information regarding the computation of EPS.

Comprehensive Income/(Loss)
The company's comprehensive income (loss) consists of net earnings, foreign currency translation adjustments, pension and post-retirement liability adjustments, and unrealized holding gains (losses) on “available-for-sale” investments. The components of “Accumulated other comprehensive loss” in each of the last three fiscal years are as follows:

(In millions)	Foreign Currency Translation Adjustments	Pension and Post- Retirement Liability Adjustments (net of tax)	Unrealized Holding Period Gains (Losses) (net of tax)	Total Accumulated Other Comprehensive Income (Loss)
Balance, June 2, 2007	$0.5	$(51.9)	$(0.2)	$(51.6)
Other comprehensive gain/(loss) in fiscal 2008	4.1	(12.6)	—	(8.5)
Balance, May 31, 2008	4.6	(64.5)	(0.2)	(60.1)
Other comprehensive loss in fiscal 2009	(14.0)	(59.9)	(0.1)	(74.0)
Balance, May 30, 2009	(9.4)	(124.4)	(0.3)	(134.1)
Other comprehensive gain/(loss) in fiscal 2010	(2.9)	0.6	0.2	(2.1)
Balance, May 29, 2010	$(12.3)	$(123.8)	$(0.1)	$(136.2)

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

Variable Interest Entities
The company has provided subordinated debt to and/or guarantees on behalf of certain independent contract furniture dealerships. These relationships under certain circumstances may constitute variable interests under the provisions of ASC Topic 810, Consolidation. On May 29, 2010 and May 30, 2009, the company was not considered the primary beneficiary of any such dealer relationships as defined by Topic 810 and therefore, no entities were included as Variable Interest Entities (VIEs) as of these dates. Refer to Note 3 for further discussion regarding VIEs.

Fair Value

The Company follows ASC Topic 820, Fair Value Measurements and Disclosures, which provides a consistent definition of fair value, focuses on exit price, prioritizes the use of market-based inputs over entity-specific inputs for measuring fair value and establishes a three-tier hierarchy for fair value measurements. This topic requires fair value measurements to be classified and disclosed in one of the following three categories:

•
Level 1 — Financial instruments with unadjusted, quoted prices listed on active market exchanges.
•
Level 2 — Financial instruments lacking unadjusted, quoted prices from active market exchanges, including over-the-counter traded financial instruments. Financial instrument values are determined using prices for recently traded financial instruments with similar underlying terms and direct or indirect observational inputs, such as interest rates and yield curves at commonly quoted intervals.
•
Level 3 — Financial instruments not actively traded on a market exchange and there is little, if any,

market activity. Values are determined using significant unobservable inputs or valuation techniques.

See Note 16 of the Consolidated Financial Statements for the required fair value disclosures.

Derivative Instruments and Hedging Activities

On February 28, 2009, the company adopted the disclosure provisions related to derivative instruments under ASC Topic 815, Derivatives and Hedging. The adoption had no financial impact on our consolidated financial statements and only required additional financial statement disclosures. The requirements of Topic 815 have been applied on a prospective basis. Accordingly, disclosures related to periods prior to the date of adoption have not been presented.

Interest Rate Swap Agreements
We have used interest rate swaps in order for a portion of interest bearing debt to be variable, which we believe better matches interest expense with our business cycle. As of May 29, 2010, the company has one interest rate swap agreement that has the economic effect of modifying the fixed interest obligations associated with a portion of our public debt securities due March 15, 2011 so that the interest payable on the senior notes effectively becomes variable at a rate set to the six-month LIBOR rate plus 2.65 percent. The critical terms of the interest rate swap agreement and a component of the public debt securities match, including the notional amounts, interest rate reset dates, maturity dates and underlying market indices. Accordingly, as of May 29, 2010, a total of $50.0 million of the company's outstanding debt was effectively converted to a variable-rate basis as a result of the interest rate swap arrangement. This swap is a fair-value hedge and qualifies for hedge-accounting treatment using the “short-cut” method under the provisions of Topic 815. Under this accounting treatment, the change in the fair value of the interest rate swap is equal to the change in value of the related hedged debt and, as a result, there is no net effect on earnings. The agreement requires the company to pay floating-rate interest payments in return for receiving fixed-rate interest payments that coincide with the semi-annual payments to the debt holders at the same date. The periodic interest settlements, which occur at the same interval as the public debt securities, are recorded as interest expense.

Foreign Currency Forward Contracts Not Designated as Hedges
We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. Under this program, the company's strategy is to have increases or decreases in our foreign currency exposures offset by gains or losses on the foreign currency forward contracts to mitigate the risks and volatility associated with foreign currency transaction gains or losses. These foreign currency exposures typically arise from net liability or asset exposures in non-local currencies on the balance sheets of our foreign subsidiaries. These foreign currency forward contracts generally settle within 90 days and are not used for trading purposes. These forward contracts are not designated as hedging instruments pursuant to Topic 815. Accordingly, we record the fair value of these contracts as of the end of the reporting period in the consolidated balance sheet with changes in fair value recorded in the Consolidated Statement of Operations. The balance sheet classification for the fair values of these forward contracts is to "Prepaid expenses and other" for unrealized gains and to "Accrued liabilities" for unrealized losses. The Consolidated Statement of Operations classification for the fair values of these forward contracts is to "Other expenses (income): Other, net", for both realized and unrealized gains and losses.

As of May 29, 2010, the notional amounts of the forward contracts held to purchase and sell U.S. dollars in exchange for other major international currencies were $17.8 million and the notional amounts of the foreign currency forward contracts held to sell British pound sterling in exchange for other major international currencies were 5.1 million GBP.

The effects of derivative instruments on the condensed consolidated financial statements were as follows for the fiscal years ended 2010 and 2009 (amounts presented exclude any income tax effects) are shown below.

Fair Value of Derivative Instruments in Condensed Consolidated Balance Sheet

(In millions)	Balance Sheet Location	May 29, 2010	May 30, 2009
Interest rate swap agreement - fair market value	Other noncurrent assets	$1.2	$2.4
Foreign currency forward contracts not designated as hedges	Other current assets	$0.1	$0.2
Foreign currency forward contracts not designated as hedges	Other current liabilities	$0.1	$0.1

Effects of Derivative Instruments of Income

(In millions)	Recognized Income on Derivative (Gain) Loss Location	May 29, 2010	May 30, 2009
Foreign currency forward contracts	Other Expense (Income): Other, net	$—	$(0.1)

New Accounting Standards
In December 2009, the FASB issued Accounting Standard Update (ASU) 2009-16, Transfers and Servicing (Topic 860)-Accounting for Transfers of Financial Assets. ASU 2009-16 revises previous authoritative guidance related to accounting for transfers of financial assets, and requires more disclosures about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 is effective at the start of fiscal 2011 for the company. Early application is not permitted. ASU 2009-16 is not expected to have an effect on the company's condensed consolidated results of operations or financial position upon adoption because no such asset transfers are currently contemplated.

In December 2009, the FASB issued ASU No. 2009-17, Consolidations (Topic 810)-Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities including the effect on financial statements and any significant changes in risk exposure due to that involvement. ASU 2009-17 is effective at the start of fiscal 2011 for the company. Early application is not permitted. The company does not expect ASU 2009-17 to have a material effect on the financial position, results of operations or cash flows of the company.

In April 2010, the FASB issued ASU No. 2010-13, Compensation-Stock Compensation (Topic 718)-Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  The company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the company.

In April 2010, the FASB issued ASU No. 2010-12, Income Taxes (Topic 740)-Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts.  After consultation with the FASB, the SEC stated that it “would not object to a registrant incorporating the effects of the Health Care and Education Reconciliation Act of 2010 when accounting for the Patient Protection and Affordable Care Act”. The company does not expect the provisions of ASU 2010-12 to have a material effect on the financial position, results of operations or cash flows of the company.

In March 2010, the FASB issued ASU No. 2010-11, Derivatives and Hedging (Topic 815)-Scope Exception Related to Embedded Credit Derivatives.  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity's first fiscal quarter beginning after issuance of this Update.  The company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the company.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements-a consensus of the FASB Emerging Issues Task Force. The accounting standard update establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue generating activities. This update is effective for fiscal years, and interim periods within those fiscal years, beginning on or after June 15, 2010. Earlier adoption is permitted. The company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the company.

The company adopted the provisions of FASB Statement No. 141(R), Business Combinations - a replacement of FASB Statement No. 141, in the first quarter of fiscal 2010. This Statement significantly changes the principles and requirements for how an acquisition is recognized and measured in a company's financial statements including the identifiable assets acquired and the liabilities assumed. This Statement also provides guidance for recognizing and measuring goodwill acquired in a business combination and required disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The required disclosures regarding Business Combinations are included in Note 16 of the Consolidated Financial Statements. Under the ASC, this guidance is now codified under ASC Topic 805, Business Combinations.

The company adopted the disclosure requirements of ASC 825, Financial Instruments, in the first quarter of fiscal 2010. The required disclosures regarding the fair value of financial instruments are included in Note 16 of the Consolidated Financial Statements.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820)-Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements along with the reasons for such transfers. Entities should also present separate information about purchases, sales, issuances and settlement activity in Level 3 fair value measurements. The company adopted the new disclosure requirements during the fourth quarter of fiscal 2010. The required disclosures are included in Note 16 of the Consolidated Financial Statements

The company adopted the new disclosure requirements about plan assets of defined benefit pension or other post-retirement plans in the fourth quarter of fiscal 2010 as promulgated under ASC Topic 715, Compensation-Retirement Benefits. See Note 12 of the Consolidated Financial Statements for the additional disclosure requirements.

2. Acquisitions and Divestitures

Brandrud
On February 1, 2008, the company completed its acquisition of the stock of Brandrud Furniture, Inc. (Brandrud), an Auburn, Washington based manufacturer of healthcare furnishings. With annual net sales of approximately $20 million at the time of acquisition, Brandrud focuses on seating products for patient rooms, patient treatment areas, and public spaces such as lobbies and waiting areas. The purchase price related to this transaction included an initial $11.7 million cash payment, the assumption of $2.1 million of debt and a performance-based contingency payment of $26.6 million cash paid in fiscal 2009 and recognized in purchase accounting as goodwill.

Assets acquired and liabilities assumed in the acquisition were recorded on the company's Consolidated Balance Sheets based on their estimated fair values as of the date of the acquisition. The results of operations of Brandrud have been included in the company's Consolidated Statements of Operations since the date of the acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill. Brandrud is included in the company's North American segment; therefore all of the goodwill recorded in the acquisition has been allocated to that segment.

Nemschoff
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

The company incurred acquisition-related costs of approximately $1.1 million and $0.3 million during the fourth quarter of fiscal 2009 and first quarter of fiscal 2010, respectively. These expenses are included in the Statement of Operations, Operating Expenses line item. The purchase price for Nemschoff, which represents the estimated fair value of consideration transferred as of the acquisition date, consisted of the following:

(In millions)	Fair Value
Cash	$30.4
Common stock (2,041,666 shares)	28.7
Contingent success fee	14.4
Contingent value rights	16.3
Total	$89.8

The fair value of the common shares issued was determined based on the closing market price of the company's common stock on the acquisition date.

There are two forms of contingent consideration provided to the sellers, a success fee and contingent value rights (CVRs), both of which are included in the balance sheet in the long-term liabilities, other liabilities line item. The contingent liabilities are presented net of a $6.9 million note receivable that was issued by the sellers in exchange for cash at the acquisition date and of which there is a full right of offset. The success fee payment may range between $0 and $25 million based on revenue performance in fiscal 2011. Any payment due may be settled in the form of cash or stock at the company's discretion. At the acquisition date, the fair value of the success fee was $14.4 million and as of May 29, 2010, the success fee was valued at $12.4 million, with the change in value reflected within “Other Expenses (Income), Interest expense” in the Condensed Consolidated Statements of Operations. The fair value of the success fee is estimated using a probability-weighted calculation, discounted at 5.25 percent, that was based on projected future revenues for fiscal 2011. These projections were based on order rates experienced near the end of fiscal 2010, growth expectations, as well as assumptions on winning future projects. The projected revenue performance and resulting payout will be impacted by general economic conditions, health care reform legislation and our own project win rate.

There is a CVR for each of the 2,041,666 shares of common stock issued in the transaction. Each CVR entitles the holder to payment in the event that the company's share price is below $24.00 per share at June 30, 2011. A floor price of $13.28 per share has been established that provides a maximum payout of $10.72 per share to be paid at the time of share redemption. Any payment due may be settled in the form of cash or stock at the company's discretion. At the acquisition date, the fair value of the CVRs was $16.3 million and as of May 29, 2010, the CVRs were valued at $12.6 million with the change in value reflected within

“Operating Expenses” in the Condensed Consolidated Statements of Operations. The fair value of the CVRs is estimated using a Black-Scholes model which uses several key assumptions, including the current share price of the company. The fair value estimate of the CVRs is calculated at the end of each quarter. The following key assumptions were used to determine the fair value as of the respective date.

May 29, 2010
Risk-free interest rates	1.04%
Expected term	1.1 years
Expected volatility	59%
Dividend yield	0.46%

The note receivable received in exchange for cash was offset against the contingent liability.

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

Nemschoff is included in the company's North American segment; therefore, all of the goodwill recorded in the acquisition has been allocated to that segment. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce. The company expects substantially all of the goodwill to be amortizable for income tax purposes.

CBS
On April 6, 2010, the company acquired all the outstanding equity interest in Colebrook Bosson Saunders, (CBS) a worldwide leader in the design, manufacture and distribution of ergonomic work tools with headquarters located in London, England and additional showrooms in New York and Australia. CBS has annualized net sales of approximately $15 million. Cash used for the acquisition of CBS was approximately $14.4 million, subject to the finalization of certain post-closing adjustments related to CBS's net equity as of March 31, 2010.

Additionally, CBS may be entitled to contingent consideration in the form of performance-based payments in the range of zero and $14.3 million, payable in British pound sterling, that would be earned over the next five years. The contingent consideration is based on a combination of attained revenue and profitability targets. The contingent consideration is included in the balance sheet in the long-term liabilities, other liabilities line item. Any payment due will be settled in cash. At the acquisition date, the fair value of the contingent consideration was $2.9 million. As of May 29, 2010, the contingent consideration value was $2.7 million due to changes in foreign currency translation. Of this amount, $1.4 million is recorded as a current liability and $1.3 million is long-term as of May 29, 2010. Any change in value due to change in estimates will be reflected within “Total operating expense” in the Condensed Consolidated Statements of Operations.

The purchase price for CBS, which represents the estimated fair value of consideration transferred as of the acquisition date, consisted of the following:

(In millions)	Fair Value
Cash	$14.4
Contingent consideration	2.9
Total	$17.3

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

(In millions)	Fair Value
Cash	$1.5
Accounts receivable	2.5
Inventory	4.2
Goodwill	5.6
Identifiable intangibles	4.1
Other assets	0.8
Total acquired assets	18.7

Accounts payable	0.6
Other accrued liabilities	0.8
Total acquired liabilities	1.4

Net Assets Acquired	$17.3

The fair values and useful lives assigned to identifiable intangible assets as of the acquisition date consisted of the following:

(In millions)	Fair Value	Useful Life
Trade names and trademarks	$0.9	15 years
Dealer relationships	3.2	15 years
Total	$4.1

The majority of CBS operations are included in the company's non-North American segment; therefore, the majority of the goodwill recorded in the acquisition has been allocated to that segment. The goodwill recognized is attributable primarily to expected synergies through the company's dealer network and the assembled workforce. The company expects substantially all of the goodwill to be amortizable for income tax purposes.

Other
During the first quarter of fiscal 2009, the company completed the sale of a wholly-owned contract furniture dealership in Texas. The effect of this transaction on the company's consolidated financial statements was not material.

During the second quarter of fiscal 2009, the company completed the purchase of selected elements of Ruskin Industries, a specialized manufacturer of complex wood chair frames and wood frame components, based in Hickory, North Carolina. The purchase consideration for this transaction was approximately $2.9 million allocated primarily to accounts receivable, inventory, and machinery and equipment.

During the first quarter of fiscal 2010, the company completed the purchase of certain assets of a contract furniture dealership in Virginia. The purchase consideration was $1.6 million of cash and the assets purchased were primarily accounts receivable and inventory.

During the fourth quarter of fiscal 2010, the company completed the purchase of certain assets of a contract and retail furniture dealership in Australia. The purchase consideration was $2.8 million of cash and the assets purchased were primarily inventory, accounts receivable and property plant and equipment. Goodwill recognized from the acquisition was $0.4 million.

Proforma Information
The results of operations for entities acquired by the company have been included in the Condensed Consolidated Statements of Operations since the dates of the respective acquisitions. The amount of net sales and net earnings attributable to these acquisitions included in the Condensed Consolidated Statements of Operations consists of the following:

Year ended
(In millions)	May 29, 2010
Net sales	$71.8
Net loss	$(0.5)

The following supplemental pro forma information presents net sales and net earnings for the company as if the acquisitions had occurred at the beginning of the fiscal period presented. This pro forma information is not necessarily indicative of the results that would have actually been obtained if the acquisitions had occurred at the beginning of the period presented or that may be attained in the future.

Year ended
(In millions)	May 29, 2010
Pro forma net sales	$1,447.7
Pro forma net earnings	$28.6

3. Variable Interest Entities

The company follows ASC 810, Consolidation, to determine if we have business relationships in which the company would qualified as the “primary beneficiary” and which would then require the company to consolidate these entities, known as variable interest entities or VIEs, in its Consolidated Financial Statements. We have evaluated our business relationships as of May 29, 2010 and May 30, 2009, and determined that the company was not considered the primary beneficiary in any of its independent dealer financing relationships.

4. Inventories

(In millions)	May 29, 2010	May 30, 2009
Finished goods	$32.9	$20.5
Work in process	8.9	4.9
Raw materials	16.1	11.9
Total	$57.9	$37.3

Inventories are valued at the lower of cost or market and include material, labor, and overhead. The inventories of the majority of domestic manufacturing subsidiaries are valued using the last-in, first-out method (LIFO). The inventories of all other subsidiaries are valued using the first-in, first-out method. Inventories valued using LIFO amounted to $19.5 million and $13.0 million as of May 29, 2010 and May 30, 2009, respectively. If all inventories had been valued using the first-in first-out method, inventories would have been $10.7 million and $11.5 million higher than reported at May 29, 2010 and May 30, 2009, respectively.

5. Prepaid Expenses and Other

(In millions)	May 29, 2010	May 30, 2009
Deferred income taxes	$21.9	$14.8
Prepaid property and other taxes	9.9	16.7
Other	13.4	29.0
Total	$45.2	$60.5

6. Other Assets

(In millions)	May 29, 2010	May 30, 2009
Notes receivable, less allowance of $0.4 in 2010 and $0.5 in 2009	$—	$—
Deferred income taxes	37.0	45.0
Cash surrender value of life insurance	0.8	2.1
Other	5.3	6.1
Total	$43.1	$53.2

7. Accrued Liabilities

(In millions)	May 29, 2010	May 30, 2009
Compensation and employee benefits	$41.1	$43.9
Income taxes	1.1	0.6
Other taxes	5.4	11.0
Unearned revenue	10.1	11.2
Warranty reserves	16.0	15.4
Interest payable	7.1	8.2
Restructuring	7.0	9.6
Pension and post-retirement benefits	1.2	1.5
Contingent consideration	1.4	—
Other	22.0	22.8
Total	$112.4	$124.2

8. Other Liabilities

(In millions)	May 29, 2010	May 30, 2009
Pension benefits	$114.2	$121.2
Post-retirement benefits	10.0	12.2
Contingent consideration	19.4	—
Other	32.7	41.3
Total	$176.3	$174.7

9. Notes Payable

In December 2007, the company entered into an unsecured revolving credit facility that provides for $250 million of borrowings and which was set to expire on December 17, 2012. The agreement had an accordion feature enabling the credit facility to be increased by an additional $100 million, subject to certain conditions. In June 2009, the company renegotiated the unsecured revolving credit facility. The terms of the new agreement provided for $150 million of borrowings, with no accordion feature, and will expire in June 2012. Outstanding borrowings under the agreement bear interest at rates based on the prime, Federal Funds, LIBOR, or negotiated rates as outlined in the agreement. Interest is payable periodically throughout the period a borrowing is outstanding. As of May 29, 2010 the only usage against this facility is related to outstanding standby letters of credit totaling approximately $11.2 million. Usage against the previous facility at May 30, 2009 related to outstanding standby letters of credit and totaled $13.1 million.

10. Long-Term Debt

(In millions)	May 29, 2010	May 30, 2009
Series A senior notes, 5.94%, due January 3, 2015	$50.0	$50.0
Series B senior notes, 6.42%, due January 3, 2018	150.0	150.0
Debt securities, 7.125%, due March 15, 2011	100.0	175.0
Fair value of interest rate swap arrangements	1.2	2.4
	301.2	377.4
Less: current portion	(100.0)	(75.0)
Total	$201.2	$302.4

In January 2008, the company issued a total of $200 million in senior unsecured private placement notes.

Notes in the principal amount of $150 million bear interest at 6.42 percent and are due in January 2018. The remaining $50 million in private placement notes bear interest at 5.94 percent and are due in January 2015. Related interest payments are due semi-annually.

Our senior notes and the unsecured senior revolving credit facility restrict, without prior consent, our borrowings, capital leases, and the sale of certain assets. In addition, we have agreed to maintain certain financial performance ratios, which include a maximum leverage ratio covenant, which is measured by the ratio of debt to trailing four quarter adjusted EBITDA (as defined in the credit agreement) and is required to be less than 3.5:1, with a minimum interest coverage ratio, which is measured by the ratio of trailing four quarter EBITDA to trailing four quarter interest expense (as defined in the credit agreement) and is required to be greater than 4:1. Adjusted EBITDA is generally defined in the credit agreement to adjust EBITDA by certain items which include non-cash, share-based compensation, non-recurring restructuring costs and extraordinary items. At May 29, 2010 and May 30, 2009, the company was in compliance with all of these restrictions and performance ratios.

Annual maturities of long-term debt for the five fiscal years subsequent to May 29, 2010, are as follows:

(In millions)
2011	$100.0
2012	$—
2013	$—
2014	$—
2015	$50.0
Thereafter	$150.0

The above amounts exclude the recorded fair value of the company's interest rate swap arrangement, which had a combined fair value of positive $1.2 million as of May 29, 2010. Additional information regarding interest rate swaps is provided in Note 17 of the Consolidated Financial Statements.

11. Operating Leases

The company leases real property and equipment under agreements that expire on various dates. Certain leases contain renewal provisions and generally require the company to pay utilities, insurance, taxes, and other operating expenses.

Future minimum rental payments required under operating leases that have non-cancelable lease terms as of May 29, 2010, are as follows:

(In millions)
2011	$15.4
2012	$11.9
2013	$9.3
2014	$7.3
2015	$6.2
Thereafter	$17.0

Total rental expense charged to operations was $22.4 million, $27.8 million, and $25.9 million, in fiscal 2010, 2009, and 2008, respectively. Substantially all such rental expense represented the minimum rental payments under operating leases.

12. Employee Benefit Plans

The company maintains retirement benefit plans for substantially all of its employees.

Pension Plans and Post-Retirement Medical Insurance
The principal domestic retirement plan is a defined-benefit plan with benefits determined by a cash balance calculation. Benefits under this plan are based upon an employee's years of service and earnings. The company also offers certain employees retirement benefits under other domestic defined benefit plans. The company provides healthcare benefits to employees who retired from service on or before a qualifying date in 1998. As of the qualifying date, the company discontinued offering post-retirement medical to future retirees. Benefits to qualifying retirees under this plan are based on the employee's years of service and age at the date of retirement.

In addition to the domestic pension and retiree healthcare plan, one of the company's wholly owned foreign subsidiaries has a defined-benefit pension plan based upon an average final pay benefit calculation.

The measurement date for the company's principal domestic and international pension plans, as well as its post-retirement medical, is the last day of the fiscal year.

Benefit Obligations and Funded Status
The following table presents, for the fiscal years noted, a summary of the changes in the projected benefit obligation, plan assets, and funded status of the company's domestic and international pension plans and post-retirement plan.

	Pension Benefits				Post-Retirement Benefits
	2010		2009		2010	2009
(In millions)	Domestic	International	Domestic	International
Change in benefit obligation:
Benefit obligation at beginning of year	$281.2	$66.0	$267.9	$88.7	$13.6	$13.4
Service cost	8.1	—	8.4	2.1	—	—
Interest cost	17.9	4.2	18.3	4.6	0.6	0.8
Amendments	—	0.3	—	—	—	—
Curtailment cost	—	—	(0.2)	—	—	—
Termination benefits	—	—	0.3	0.2	—	—
Foreign exchange impact	—	(7.6)	—	(16.9)	—	—
Actuarial (gain)/loss	12.2	11.9	14.0	(11.6)	(2.1)	0.4
Employee contributions	—	—	—	0.4	—	—
Benefits paid	(23.4)	(3.2)	(27.5)	(1.5)	(1.0)	(1.0)
Benefit obligation at end of year	$296.0	$71.6	$281.2	$66.0	$11.1	$13.6

Change in plan assets:
Fair value of plan assets at beginning of year	$175.3	$50.6	$263.2	$70.9	$—	$—
Actual return on plan assets	30.8	10.6	(62.1)	(8.8)	—	—
Foreign exchange impact	—	(5.7)	—	(13.0)	—	—
Employer contributions	17.4	0.9	1.7	2.6	1.0	1.0
Employee contributions	—	—	—	0.4	—	—
Benefits paid	(23.4)	(3.2)	(27.5)	(1.5)	(1.0)	(1.0)
Fair value of plan assets at end of year	200.1	53.2	175.3	50.6	—	—
Under funded status at end of year	$(95.9)	$(18.4)	$(105.9)	$(15.4)	$(11.1)	$(13.6)

The components of the amounts recognized in the Consolidated Balance Sheets are as follows.

	Pension Benefits				Post-Retirement Benefits
	2010		2009		2010	2009
(In millions)	Domestic	International	Domestic	International
Current liabilities	$(0.1)	$—	$(0.1)	$—	$(1.1)	$(1.4)
Non-current liabilities	(95.8)	(18.4)	(105.8)	(15.4)	(10.0)	(12.2)
	$(95.9)	$(18.4)	$(105.9)	$(15.4)	$(11.1)	$(13.6)

The accumulated benefit obligation for the company's domestic pension benefit plans totaled $289.6 million and $277.8 million as of the end of fiscal years 2010 and 2009, respectively. For its international plans, these amounts totaled $68.4 million and $59.3 million as of the same dates, respectively.

The components of the amounts recognized in accumulated other comprehensive loss before the effect of income taxes are as follows.

	Pension Benefits				Post-Retirement Benefits
	2010		2009		2010	2009
(In millions)	Domestic	International	Domestic	International
Unrecognized net actuarial loss	$165.6	$24.7	$170.6	$22.6	$2.0	$4.2
Unrecognized prior service cost (credit)	(6.2)	—	(8.4)	—	0.2	0.2
Unrecognized transition amount	—	—	—	0.1	—	—
	$159.4	$24.7	$162.2	$22.7	$2.2	$4.4

Components of Net Periodic Benefit Costs and Other Changes Recognized in Other Comprehensive Income

The following table is a summary of the annual cost of the company's pension and post-retirement plans.

	Pension Benefits			Post-Retirement Benefits
(In millions)	2010	2009	2008	2010	2009	2008
Domestic:
Service cost	$8.1	$8.4	$8.1	$—	$—	$—
Interest cost	17.9	18.3	16.1	0.6	0.8	0.9
Expected return on plan assets	(18.9)	(22.2)	(21.7)	—	—	—
Plan amendment	—	—	0.9	—	—	—
Net amortization	3.1	2.5	3.2	0.1	0.2	0.4
Net periodic benefit cost	$10.2	$7.0	$6.6	$0.7	$1.0	$1.3

International:
Service cost	$—	$2.1	$2.3
Interest cost	4.2	4.6	4.3
Expected return on plan assets	(4.4)	(4.6)	(5.1)
Net amortization	1.3	1.0	0.6
Net periodic benefit cost	$1.1	$3.1	$2.1

Total net periodic benefit cost	$11.3	$10.1	$8.7	$0.7	$1.0	$1.3

The net prior service credit and actuarial loss included in accumulated other comprehensive income expected to be recognized in net periodic benefit cost during fiscal 2011 is prior service cost of $2.2 million ($1.3 million, net of tax) and actuarial loss of $8.9 million ($5.4 million, net of tax), respectively.

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Income) Loss

	Pension Benefits		Post-Retirement Benefits
(In millions)	2010	2009	2010	2009
Domestic:
Prior service cost	$—	$—	$—	$—
Net actuarial (gain) loss	0.3	98.2	(2.2)	0.4
One time termination benefits and curtailment costs (1)	—	(1.8)	—	—
Net amortization	(3.1)	(2.5)	(0.1)	(0.2)
Total recognized in other comprehensive (income) loss	(2.8)	93.9	(2.3)	0.2

Total recognized net pension cost and other comprehensive (income) loss	$7.4	$100.9	$(1.6)	$1.2

International:
Prior service cost	$0.3	$0.2
Net actuarial loss	5.5	1.7
Net amortization	(1.0)	(0.8)
Total recognized in other comprehensive loss	4.8	1.1
Total recognized net pension cost and other comprehensive loss	$5.9	$4.2

Total:
Total recognized in other comprehensive (income) loss	$2.0	$95.0	$(2.3)	$0.2
Total recognized net pension cost and other comprehensive (income) loss	$13.3	$105.1	$(1.6)	$1.2

(1) One time termination benefits and curtailment costs were recognized in fiscal 2009 related to the shutdown of the company's IMT facility

Actuarial Assumptions

The weighted-average actuarial assumptions used to determine the benefit obligation amounts as of the end of the fiscal year for the company's pension plans and post-retirement plans are as follows.

	2010		2009		2008
	U.S.	International	U.S.	International	U.S.	International
(Percentages)
Discount rate	5.25	5.50	6.75	6.50	6.75	6.25
Compensation increase rate	4.50	4.90	4.50	4.80	4.50	5.00

The weighted-average actuarial assumptions used to determine the net periodic benefit cost are established at the end of the previous fiscal year for the subsequent fiscal years as follows.

	2010		2009		2008
	U.S.	International	U.S.	International	U.S.	International
(Percentages)
Discount rate	6.75	6.50	6.75	6.25	6.00	5.50
Compensation increase rate	4.50	4.80	4.50	5.00	4.50	4.50
Expected return on plan assets	7.75	7.25	8.50	7.30	8.50	7.75

In calculating post-retirement benefit obligations, a 7.7 percent annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2010, decreasing gradually to 4.5 percent by 2029 and remaining at that level thereafter. For purposes of calculating post-retirement benefit costs, a 7.8 percent annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2009, decreasing gradually to 4.5 percent by 2029 and remaining at that level thereafter.

Assumed health care cost-trend rates have a significant effect on the amounts reported for retiree health care costs. A one-percentage-point change in the assumed health care cost-trend rates would have the following effects:

(In millions)	1 Percent Increase	1 Percent Decrease
Effect on total fiscal 2010 service and interest cost components	$—	$—
Effect on post-retirement benefit obligation at May 29, 2010	$0.6	$(0.5)

Plan Assets and Investment Strategies
The company's primary domestic and international employee benefit plans' assets consist mainly of listed common stocks, mutual funds, fixed income obligations and cash. The company's primary objective for invested pension plan assets is to provide for sufficient long-term growth and liquidity to satisfy all of its benefit obligations over time. Accordingly, the company has developed an investment strategy that it believes maximizes the probability of meeting this overall objective. This strategy includes the development of a target investment allocation by asset category in order to provide guidelines for making investment decisions. This target allocation emphasizes the long-term characteristics of individual asset classes as well as the diversification among multiple asset classes. In developing its strategy, the company considered the need to balance the varying risks associated with each asset class with the long-term nature of its benefit obligations. The company's strategy moving forward will be to increase the level of fixed income investments as the funding status improves, thereby more closely matching the return on assets with the liabilities of the plans.

The company utilizes independent investment managers to assist with investment decisions within the overall guidelines of the investment strategy.

The company has assumed an average long-term expected return on defined benefit plan assets of 7.75 percent and 7.25 percent for its primary domestic plan and international plan, respectively, as of May 29, 2010. The expected return is determined by applying the target allocation in each asset category of plan investments to the anticipated return for each asset category based on historical and projected returns.

The asset allocation for the company's primary pension plans at the end of fiscal 2010 and 2009 are as follows:

Primary Domestic Plan

	Targeted Asset Allocation Percentage	Actual Percentage of Plan Assets at Year end
Asset Category		2010	2009
Equities	54 - 66	54	56
Fixed Income	35 - 43	45	42
Other (1)	0 - 5	1	2
Total		100	100
(1) Primarily includes cash and equivalents.

Primary International Plan

	Targeted Asset Allocation Percentage	Actual Percentage of Plan Assets at Year end
Asset Category		2010	2009
Equities	54 - 66	59	61
Fixed Income	35 - 43	39	27
Other (1)	0 - 5	2	12
Total		100	100
(1) Primarily includes cash and equivalents.

The following tables summarize the fair value of the company's domestic and international pension plans by asset category. The company currently does not hold any level three investments within any of its pension plans.

(In millions)	Domestic Plans
Asset Category	Level 1	Level 2	Total
Cash and cash equivalents	$0.6	$0.5	$1.1
Common collective trusts-equities	—	92.0	92.0
Debt securities-corporate	—	4.5	4.5
Common collective trusts-fixed income	—	86.0	86.0
Equities - Herman Miller stock	16.5	—	16.5
Total	$17.1	$183.0	$200.1

(in millions)	International Plan
Asset Category	Level 1	Level 2	Total
Cash and cash equivalents	$6.1	$—	$6.1
Common collective trusts-equities	—	32.7	32.7
Debt securities-government	—	0.6	0.6
Debt securities-corporate	—	13.4	13.4
Other	—	0.4	0.4
Total	$6.1	$47.1	$53.2

Cash Flows

The company anticipates contributing $14.8 million to its pension plans in fiscal 2011 and is reviewing whether any voluntary pension plan contributions will be made in the next year. Actual contributions will be dependent upon investment returns, changes in pension obligations, and other economic and regulatory factors. In fiscal 2010 the company made a non-cash contribution of company stock to its domestic benefit plan which was valued at $16.7 million at the contribution date. The company also made cash contributions totaling $2.6 million to its benefit plans.

In August 2006, the Pension Protection Act of 2006 (the “Act”) was signed into law. Beginning in 2008, the Act replaces prevailing statutory minimum funding requirements, and will generally require contributions to the company's U.S. defined benefit pension plans in amounts necessary to fund the cost of currently-accruing benefits, and to fully-fund any unfunded accrued benefits over a period of seven years. In the long-term, the new law is not expected to materially change aggregate contributions required to be made to the U.S. pension plans, although such contributions may vary on a year to year basis from what otherwise would have been required. The extent of these variations is not expected to have a material impact on the company's financial position or cash flows.

The following represents a summary of the benefits expected to be paid by the plans in future fiscal years. These expected benefits were estimated based on the same actuarial valuation assumptions used to determine benefit obligations at May 29, 2010.

(In millions)	Pension Benefits Domestic	Pension Benefits International	Post-Retirement Benefits
2011	$24.2	$1.0	$1.1
2012	24.6	1.0	1.1
2013	26.1	1.1	1.1
2014	27.3	1.1	1.1
2015	21.0	1.1	1.0
2016-2020	115.6	6.2	4.5

Profit Sharing and 401(k) Plan
Herman Miller, Inc. has a trusteed profit sharing plan that includes substantially all domestic employees. These employees are eligible to begin participating on their date of hire. The plan provides for discretionary contributions, payable in the company's common stock, of not more than 6.0 percent of employees' wages based on the company's financial performance. The company made no profit sharing contributions in fiscal years 2010 and 2009; and the cost of the profit sharing contribution in 2008 was $11.0 million.

The company has traditionally matched 50 percent of employee contributions to their 401(k) accounts up to 6.0 percent of their pay. The company indefinitely suspended the 401(k) matching program in the fourth quarter of fiscal 2009 and the suspension remained in effect for all of fiscal 2010. The company will continue to evaluate its cost structure to determine when the suspension will end. The company, therefore, did not incur any costs for this program in fiscal 2010. The cost of the company's matching contributions charged against operations was approximately $4.7 million and $6.8 million, in fiscal years 2009 and 2008, respectively.

13. Common Stock and Per Share Information

The following table reconciles the numerators and denominators used in the calculations of basic and diluted EPS for each of the last three fiscal years.

(In millions, except shares)	2010	2009	2008
Numerators:
Numerators for basic EPS, net earnings attributable to controlling interest	$28.3	$68.0	$152.3
Income from adjustments to contingent consideration that can be settled in common stock at the company's option, net of tax	(3.6)	—	—
Numerator for diluted EPS	$24.7	$68.0	$152.3

Denominators:
Denominators for basic EPS, weighted-average common shares outstanding	55,997,781	54,138,570	59,109,284
Potentially dilutive shares resulting from stock plans	1,492,587	396,921	475,632
Denominator for diluted EPS	57,490,368	54,535,491	59,584,916

Options to purchase 2,777,406 shares, 3,029,844 shares, and 1,295,762 shares of common stock have not been included in the denominator for the computation of diluted earnings per share for the fiscal years ended May 29, 2010, May 30, 2009, and May 31, 2008, respectively, because they were anti-dilutive.

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

Valuation and Expense Information
For all accounting issues related to employee compensation, including stock-based compensation, the company applies the accounting principles contained in ASC Topic 718, Compensation-Stock Compensation which generally requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on their grant-date fair market value and to recognize this cost over the requisite service period.

Certain of the company's equity-based compensation awards contain provisions that allow for continued vesting into retirement. Under Topic 718, a stock-based award is considered fully vested for expense attribution purposes when the employee's retention of the award is no longer contingent on providing subsequent service.

Pre-tax compensation expense for all types of stock-based programs was $4.4 million, $3.2 million, and $6.2 million for the fiscal years ended May 29, 2010, May 30, 2009, and May 31, 2008, respectively. The company classifies pre-tax stock-based compensation expense primarily within “Operating Expenses” in the Consolidated Statements of Operations. Related expenses charged to “Cost of Sales” are not material. The corresponding income tax benefit recognized for the fiscal years ended May 29, 2010, May 30, 2009, May 31, 2008, was $1.5 million, $1.0 million, and $2.1 million, respectively.

As of May 29, 2010, total pre-tax stock-based compensation cost not yet recognized related to non-vested awards was approximately $4.5 million. The weighted-average period over which this amount is expected to be recognized is 1.74 years.

The company estimated the fair value of employee stock options on the date of grant using the Black-Scholes model. In determining these values, the following weighted-average assumptions were used for the options granted during the fiscal years indicated.

	2010	2009	2008
Risk-free interest rates (1)	2.71-2.84%	1.96-3.55%	3.13-4.82%
Expected term of options (2)	5.5 years	5.5 years	1.6-5.5 years
Expected volatility (3)	41%	33%	28%
Dividend yield (4)	0.56%	1.4%	1.0%
Weighted-average grant-date fair value of stock options:
Granted with exercise prices equal to the fair market value of the stock on the date of grant	$6.24	$7.25	$9.55
Granted with exercise prices greater than the fair market value of the stock on the date of grant	—	—	—

(1) Represents the U.S. Treasury yield over the same period as the expected option term.
(2) Represents the period of time that options granted are expected to be outstanding. Based on analysis of historical option exercise activity, the company has determined that all employee groups exhibit similar exercise and post-vesting termination behavior.

(3) Amount is determined based on analysis of historical price volatility of the company's common stock over a period equal to the expected term of the options. The company also utilizes a market-based or “implied volatility” measure, on exchange-traded options in the company's common stock, as a reference in determining this assumption.
(4) Represents the company's estimated cash dividend yield over the expected term of options.

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

Employee Stock Purchase Program
Under the terms of the company's Employee Stock Purchase Plan, 4 million shares of authorized common stock were reserved for purchase by plan participants at 85.0 percent of the market price. The company recognized pre-tax compensation expense related to employee stock purchases of $0.3 million, $0.4 million, and $0.5 million for the fiscal years ended May 29, 2010, May 30, 2009, and May 31, 2008, respectively.

Stock Option Plans
The company has stock option plans under which options to purchase the company's stock are granted to employees and non-employee directors and officers at a price not less than the market price of the company's common stock on the date of grant. Under the current award program, all options become exercisable between one year and three years from date of grant and expire two to ten years from date of grant. Most options are subject to graded vesting with the related compensation expense recognized on a straight-line basis over the requisite service period. At May 29, 2010, there were 6.2 million shares available for future options.

The following is a summary of the transactions under the company's stock option plans:

	Shares Under Option	Weighted-Average Exercise Prices	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Outstanding at June 2, 2007	2,860,122	$27.18	4.82	$26.8
Granted at market	317,902	$31.35
Exercised	(125,301)	$24.03
Forfeited or expired	(58,121)	$30.84

Outstanding at May 31, 2008	2,994,602	$27.68	4.36	$1.5
Granted at market	509,100	$23.07
Exercised	(23,050)	$24.29
Forfeited or expired	(656,440)	$27.86

Outstanding at May 30, 2009	2,824,212	$26.83	4.86	$0.2
Granted at market	337,253	$15.76
Exercised	(10,000)	$20.06
Forfeited or expired	(372,829)	$25.72

Outstanding at May 29, 2010	2,778,636	$25.66	4.79	$1.8
Ending vested + expected to vest	2,757,684	$25.71	4.76	$1.7
Exercisable at end of period	2,147,992	$26.97	3.68	$0.7

Pre-tax compensation expense related to these options totaled $2.5 million, $2.9 million, and $3.0 million for fiscal 2010, 2009, and 2008, respectively.

The total pre-tax intrinsic value of options exercised during fiscal 2010, 2009 and 2008 was negligible, $0.1 million, and $0.9 million, respectively. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the company's closing stock price as of the end of the period presented, which would have been received by the option holders had all option holders exercised in-the-money options as of that date.

The following is a summary of stock options outstanding at May 29, 2010.

	Outstanding Stock Options			Exercisable Stock Options
Range of Exercise Price	Shares	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Exercise Prices	Shares	Weighted-Average Exercise Prices
$12.33-$25.00	1,037,317	4.9	$20.03	715,693	$21.96
$25.06-$30.54	1,204,111	4.5	$27.22	963,706	$27.64
$31.84-$38.13	537,208	5.3	$33.05	468,593	$33.22
	2,778,636	4.8	$25.66	2,147,992	$26.97

Restricted Stock Grants
The company periodically grants restricted common stock to certain key employees. Shares are granted in the name of the employee, who has all rights of a shareholder, subject to certain restrictions on transferability and a risk of forfeiture. The grants are subject to either cliff-based or graded vesting over a period not to exceed five years, subject to forfeiture if the employee ceases to be employed by the company for certain reasons. After the vesting period, the risk of forfeiture and restrictions on transferability lapse. The company recognizes the related compensation expense on a straight-line basis over the requisite service period. A summary of shares subject to restrictions are as follows:

	2010		2009		2008
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Outstanding, at beginning of year	116,860	$26.25	116,074	$26.59	106,001	$26.00
Granted	42,481	$15.96	4,500	$20.04	12,922	$31.13
Vested	(104,112)	$25.69	(2,814)	$29.02	(2,849)	$25.21
Forfeited or expired	(500)	$10.78	(900)	$30.06	—	$—
Outstanding, at end of year	54,729	$19.48	116,860	$26.25	116,074	$26.59

Pre-tax compensation expense related to these awards totaled $0.4 million, $0.7 million, and $0.7 million for the fiscal years ended May 29, 2010, May 30, 2009 and May 31, 2008 respectively. The weighted-average remaining recognition period of the outstanding restricted shares at May 29, 2010, was 2.92 years. The fair value on the dates of vesting for shares that vested during the twelve months ended May 29, 2010, was $1.8 million.

Restricted Stock Units
The company grants restricted stock units to certain key employees. This program provides that the actual number of restricted stock units awarded is based on the value of a portion of the participants long-term incentives compensation divided by the fair market values of the company stock on the date of grant. In some years the program is based in part to the company's annual financial performance for the year on which the grant is based. The awards generally cliff-vest after a three-year service period, with prorated vesting under certain circumstances and continued vesting into retirement. Each restricted stock unit represents one equivalent share of the company's common stock to be awarded, free of restrictions, after the vesting period. Compensation expense related to these awards is recognized over the requisite service period, which includes any applicable performance period. Dividend equivalent awards are granted quarterly. The units do not entitle participants the rights of shareholders of common stock, such as voting rights until shares are issued after the vesting period. The following is a summary of restricted stock unit transactions for the fiscal years indicated.

	2010			2009			2008
	Share Units	Aggregate Intrinsic Value in Millions	Weighted-Average Remaining Contractual Term (Years)	Share Units	Aggregate Intrinsic Value in Millions	Weighted-Average Remaining Contractual Term (Years)	Share Units	Aggregate Intrinsic Value in Millions	Weighted-Average Remaining Contractual Term (Years)
Outstanding, at beginning of year	147,811	$2.0	1.7	168,374	$4.1	2.7	177,474	$6.5	3.7
Granted	83,780			3,438			2,195
Forfeited	(8,289)			(9,927)			(8,404)
Released	(8,896)			(14,074)			(2,891)
Outstanding, at end of year	214,406	$4.0	1.2	147,811	$2.0	1.7	168,374	$4.1	2.7
Ending vested + expected to vest	201,266	$3.9	1.2	134,402	$1.9	1.7	143,554	$3.6	2.7

Pre-tax compensation expense related to restricted stock units totaled $1.2 million, $0.6 million, and $0.6 million for fiscal 2010, 2009 and 2008, respectively.

Performance Share Units
The company has previously granted performance share units to certain key employees, none of which were granted prior to fiscal 2008. The number of units initially awarded was based on the value of a portion of the participant's long-term incentive compensation, divided by the fair value of the company's common stock on the date of grant. Each unit represents one equivalent share of the company's common stock. The number of common shares ultimately issued in connection with these performance share units is determined based on the company's financial performance over the related three-year service period. Compensation expense is determined based on the grant-date fair value and the number of common shares projected to be issued, and is recognized over the requisite service period. The following is a summary of performance share unit transactions for the fiscal years indicated.

	2010			2009			2008
	Share Units	Aggregate Intrinsic Value in Millions	Weighted-Average Remaining Contractual Term (Years)	Share Units	Aggregate Intrinsic Value in Millions	Weighted-Average Remaining Contractual Term (Years)	Share Units	Aggregate Intrinsic Value in Millions	Weighted-Average Remaining Contractual Term (Years)
Outstanding, at beginning of year	182,977	$—	1.7	93,023	$2.3	2.2	—	$—	—
Granted	—			101,426			95,530
Forfeited	(4,115)			(11,472)			(2,507)
Outstanding, at end of year	178,862	$—	0.7	182,977	$—	1.7	93,023	$2.3	2.2
Ending vested + expected to vest	—	$—	—	—	$—	1.7	85,434	$2.1	2.2

Pre-tax compensation expense (income) related to performance stock units totaled zero, ($1.4) million and $1.4 million for fiscal 2010, 2009, and 2008 respectively. The recognition of income during fiscal 2009 was the result of the reversal of prior period expense for performance stock awards. This action was taken because it was no longer deemed probable that these awards would be earned due to the company's recent financial performance.

Deferred Compensation Plans
In 2008 the company discontinued use of the existing Non-qualified Deferred Compensation Plan for new contributions and established the Herman Miller, Inc. Executive Equalization Retirement Plan.

The Non-qualified Deferred Compensation Plan allowed selected employees to defer part or all of their executive incentive cash bonus payment each year. The company could make a matching contribution of 30 percent of the executive's contribution up to 50 percent of the deferred cash incentive bonus. The company's matching contribution vested at the rate of 33 1/3 percent annually. In accordance with the terms of the plan, the executive deferral and company matching contribution were placed in a “Rabbi” trust, which invested solely in the company's common stock. Rabbi trust arrangements offer the executive a degree of assurance for ultimate payment of benefits without causing constructive receipt for income tax purposes. Distributions to the executive from the Rabbi trust can only be made in the form of the company's common stock. The assets in the Rabbi trust remain subject to the claims of creditors of the company and are not the property of the executive and are, therefore, included as a separate component of shareholders' equity under the caption Key Executive Deferred Compensation. Shares associated with the Non-qualified Deferred Compensation Plan are included in the denominator for both basic and diluted EPS.

The Herman Miller, Inc. Executive Equalization Retirement Plan is a supplemental deferred compensation plan and was made available for salary deferrals and company contributions beginning in January 2008. The plan is available to a select group of management or highly compensated employees who are selected for participation by the Executive Compensation Committee of the Board of Directors. The plan allows participants to defer up to 50 percent of their base salary and 100 percent of their incentive cash bonus. Company contributions to the plan “mirror” the amounts the company would have contributed to the various qualified retirement plans had the employee's compensation not been above the IRS statutory ceiling ($245,000 in 2010). The company does not guarantee a rate of return for these funds. Instead, participants make investment elections for their deferrals and company contributions. Investment options are the same as those available under the Herman Miller Profit Sharing and 401(k) Plan except for company stock which is not an investment option under this plan.

In accordance with the terms of the Executive Equalization Plan, the salary and bonus deferrals and company contributions have been placed in a Rabbi trust. The assets in the Rabbi trust remain subject to the claims of creditors of the company and are not the property of the participant and are, therefore, included as an asset on the company's balance sheet within the other assets line item. A liability of the same amount is recorded on the consolidated balance sheet within the other liabilities line item. Investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized within the company's consolidated statement of operations in the interest and other investment income line item. The associated changes to the liability are recorded as compensation expense within the selling, general and administrative line item within the company's consolidated statement of operations. The net effect of any change to the asset and corresponding liability is offset and has no impact on the statement of operations.

Director Fees
Company directors may elect to receive their director fees in one or more of the following forms: cash, deferred compensation in the form of shares, unrestricted company stock at the market value at the date of election, or stock options that vest in one year and expire in ten years. The exercise price of the stock options granted may not be less than the market price of the company's common stock on the date of grant. Under the plan, the Board members received the following shares or options in the fiscal years indicated.

	2010	2009	2008
Options	8,957	94,544	21,746
Shares of common stock	18,735	30,004	16,086
Shares through the deferred compensation program	7,148	—	4,334

15. Income Taxes

The components of earnings before income taxes are as follows.

(In millions)	2010	2009	2008
Domestic	$38.4	$90.4	$188.2
Foreign	(3.6)	8.5	42.2
Total	$34.8	$98.9	$230.4

The provision (benefit) for income taxes consists of the following.

(In millions)	2010	2009	2008
Current: Domestic - Federal	$8.6	$22.2	$66.9
Domestic - State	0.8	2.2	5.3
Foreign	(0.2)	3.2	16.4
	9.2	27.6	88.6
Deferred: Domestic - Federal	(2.6)	4.3	(7.7)
Domestic - State	(0.2)	(0.3)	(0.4)
Foreign	0.1	(0.6)	(2.3)
	(2.7)	3.4	(10.4)
Total income tax provision	$6.5	$31.0	$78.2

The following table represents a reconciliation of income taxes at the United States statutory rate with the effective tax rate as follows.

(In millions)	2010	2009	2008
Income taxes computed at the United States Statutory rate of 35%	$12.2	$34.6	$80.7
Increase (decrease) in taxes resulting from:
Change in unrecognized tax benefits	(4.9)	0.7	1.3
Disallowed meals and entertainment expenses	0.8	0.5	0.5
Manufacturing deduction under the American Jobs Creation Act of 2004	(1.2)	(1.4)	(3.4)
Foreign tax credits	—	(1.2)	(0.6)
Other, net	(0.4)	(2.2)	(0.3)
Income tax expense	$6.5	$31.0	$78.2
Effective tax rate	18.8%	31.4%	33.9%

The company was granted a tax holiday from the Ningbo Economic and Technological Development Commission in China. This agreement provides, starting with the first year of cumulative profits, for the company to be taxed at a reduced rate for five years. The company's Ningbo, China operations started the first year of the tax holiday as of January 1, 2008.

The tax effects and types of temporary differences that give rise to significant components of the deferred tax assets and liabilities at May 29, 2010 and May 30, 2009, are as follows:

(In millions)	2010	2009
Deferred tax assets:
Compensation-related accruals	$12.4	$11.7
Accrued pension and post-retirement benefit obligations	48.5	52.4
Accrued health claims	1.4	1.6
Reserves for inventory	2.1	1.7
Reserves for uncollectible accounts and notes receivable	1.6	2.3
Other reserves and accruals	6.5	5.1
Warranty	5.1	5.0
State and local tax net operating loss carryforwards	4.0	3.8
Federal net operating loss carryforward	0.3	0.4
State credits	1.6	1.8
Foreign tax net operating loss carryforwards	7.2	5.4
Foreign tax credits	0.5	0.2
Other	3.7	4.7
Subtotal	94.9	96.1
Valuation allowance	(11.0)	(9.2)
Total	$83.9	$86.9

Deferred tax liabilities:
Book basis in property in excess of tax basis	$(18.1)	$(17.1)
Prepaid employee benefits	—	(5.2)
Intangible assets	(6.4)	(3.9)
Other	(0.5)	(0.9)
Total	$(25.0)	$(27.1)

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

At May 29, 2010, the company had state and local tax NOL carryforwards of $61.6 million, the tax benefit of which is $4.0 million, which have various expiration periods from one to twenty years. The company also had state credits with a tax benefit of $1.6 million that expire in one to five years. For financial statement purposes, the NOL carryforwards and state tax credits have been recognized as deferred tax assets, subject to a valuation allowance of $4.2 million.

At May 29, 2010, the company had a federal NOL carryforward of $0.9 million, the tax benefit of which is $0.3 million, which expires in 16 years. For financial statement purposes, the NOL carryforward has been recognized as a deferred tax asset, subject to a valuation allowance of $0.3 million.

At May 29, 2010, the company had foreign net operating loss carryforwards of $26.6 million, the tax benefit of which is $7.2 million, which have expiration periods from two years to an unlimited term. The company also had foreign tax credits with a tax benefit of $0.5 million that expire in six to ten years. For financial statement purposes, NOL carryforwards and foreign tax credits have been recognized as deferred tax assets, subject to a valuation allowance of $6.5 million.

The company has not provided for United States income taxes on undistributed earnings of foreign subsidiaries totaling approximately $65.9 million. Recording deferred income taxes on these undistributed earnings is not required, because these earnings have been deemed to be permanently reinvested. These amounts would be subject to possible U.S. taxation only if remitted as dividends. The determination of the hypothetical amount of unrecognized deferred U.S. taxes on undistributed earnings of foreign entities is not practicable.

The company adopted the uncertain tax position provisions of ASC Topic 740-Income Taxes, during the first quarter of fiscal 2008. As a result of the adoption the company recorded an increase in liabilities for income tax accruals associated with tax benefits claimed on tax returns but not recognized for financial statements purposes (“unrecognized tax benefits”). The components of the company's unrecognized tax benefits are as follows:

(In millions)
Balance at May 30, 2009	$7.7
Increases related to current year income tax positions	0.2
Increases related to prior year income tax positions	0.6
Decreases related to prior year income tax positions	(5.1)
Decreases related to lapse of applicable statute of limitations	(1.3)
Balance at May 29, 2010	$2.1

The company's effective tax rate would have been affected by the $2.1 million of unrecognized tax benefits had this amount been recognized as a reduction to income tax expense.

The company recognizes interest and penalties related to unrecognized tax benefits through income tax expense in its statement of operations. Interest and penalties recognized in the company's Consolidated Statements of Operations for the year ended May 29, 2010 resulted in a favorable adjustment of $0.3 million. Interest and penalties recognized in the company's Consolidated Statements of Operations for the year ended May 30, 2009 were an expense of $0.1 million. As of May 29, 2010 and May 30, 2009, the company's recorded liability for interest and penalties related to unrecognized tax benefits totaled $0.7 million and $1.0 million, respectively.

The company is subject to periodic audits by domestic and foreign tax authorities. Currently, the company is undergoing routine periodic audits in both domestic and foreign tax jurisdictions. It is reasonably possible that the amounts of unrecognized tax benefits could change in the next 12 months as a result of new positions that may be taken on income tax returns, settlement of tax positions and the closing of statutes of limitation. It is not expected that any of the changes will be material to the company's Consolidated Statement of Operations.

During the year, the company has closed the audits of fiscal years 2005 to 2009 with the Internal Revenue Service under the Compliance Assurance Process (CAP). For the majority of the remaining tax jurisdictions, the company is no longer subject to state and local, or non-U.S. income tax examinations by tax authorities for fiscal years before 2007.

16. Fair Value of Financial Instruments

The company adopted the provisions of ASC Topic 820, Fair Value Measurements and Disclosures, for financial assets and liabilities in the first quarter of fiscal 2008, and for its non-financial assets and liabilities in the first quarter of fiscal 2009, neither of which had a material impact on the company's consolidated financial statements. ASC Topic 820 gives a comprehensive framework for measuring the fair value of assets and liabilities and expands disclosures about fair value measurements.  Specifically, this Topic sets forth a definition of fair value, and establishes a hierarchy prioritizing the use of inputs in valuation techniques. This Topic defines levels within the hierarchy as follows:

•
Level 1 — Financial instruments with unadjusted, quoted prices listed on active market exchanges.
•
Level 2 — Financial instruments lacking unadjusted, quoted prices from active market exchanges, including over-the-counter traded financial instruments. Financial instrument values are determined using prices for recently traded financial instruments with similar underlying terms and direct or indirect observational inputs, such as interest rates and yield curves at commonly quoted intervals.
•
Level 3 — Financial instruments not actively traded on a market exchange and there is little, if any, market activity. Values are determined using significant unobservable inputs or valuation techniques.

The company's financial instruments consist of cash equivalents, marketable securities, accounts and notes receivable, deferred compensation plan, accounts payable, debt and foreign currency exchange contracts. The company's estimates of fair value for financial instruments, other than marketable securities, approximate their carrying amounts as of May 29, 2010 and May 30, 2009. As of May 29, 2010, the carrying value of the company's long-term debt, including both current maturities and the fair value of the company's interest rate swap arrangements, was $301.2 million with a corresponding fair market value of $309.7 million. At May 30, 2009, the carrying value and fair market value was $377.4 million and $365.6 million, respectively.

The following describes the methods the company uses to estimate the fair value of financial assets and liabilities, of which there have been no significant changes in the current period:

Available-for-sale securities — The company's Level 2 available-for-sale marketable securities primarily include U.S. government and agency securities, asset-backed debt securities and corporate debt securities and are valued as described above.

Interest rate swap agreements and foreign currency forward contracts — The company's Level 2 interest rate swap agreements and foreign currency forward contracts values are determined using a market approach based on rates obtained from active markets.

Foreign currency exchange contracts — The company Level 2 foreign currency exchange contracts are valued using an approach based on foreign currency exchange rates obtained from active markets. The estimated fair value of forward currency exchange contracts is based on month-end spot rates as adjusted by market-based current activity.

The following tables set forth financial assets and liabilities measured at fair value in the Condensed Consolidated Balance Sheets and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of May 29, 2010 and May 30, 2009:

	Fair Value Measurements as of May 29, 2010
(In millions)	Total	Quoted Prices In Active Markets (Level 1)	Quoted Prices With Other Observable Inputs (Level 2)
Financial Assets
Available-for-sale marketable securities
Asset-backed securities	$0.8	$—	$0.8
Corporate securities	5.1	—	5.1
Government obligations	5.3	—	5.3
Mortgage-backed securities	0.9	—	0.9
Interest rate swap agreements	1.2	—	1.2
Deferred compensation plan investments	1.9	—	1.9
Total	$15.2	$—	$15.2

The following is a summary of the carrying and market values of the company's marketable securities as of the dates indicated.

	May 29, 2010
(In millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value
Asset-backed securities	$0.8	$—	$—	$0.8
Corporate securities	5.1	—	—	5.1
Government obligations	5.3	—	—	5.3
Mortgage-backed securities	1.0	0.1	(0.2)	0.9
Total	$12.2	$0.1	$(0.2)	$12.1

	May 30, 2009
(In millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value
Asset-backed securities	$0.5	$—	$(0.2)	$0.3
Corporate securities	3.9	—	—	3.9
Government obligations	3.6	0.3	—	3.9
Mortgage-backed securities	3.8	—	(0.6)	3.2
Total	$11.8	$0.3	$(0.8)	$11.3

The company does not hold any Level 3 financial instruments. ASC Topic 825, Financial Instruments, expands the use of fair value measurement by permitting entities to choose to measure at fair value, many financial instruments and certain other items that are not currently required to be measured at fair value. The company adopted the provisions of ASC Topic 825 at the beginning of fiscal 2009 and has elected not to expand the use of fair value accounting beyond those assets and liabilities currently required to use this basis of measurement.

Net investment gain recognized in the Consolidated Statements of Operations for available-for-sale investments totaled $0.9 million for the year ended May 29, 2010. Net investment loss recognized in the Consolidated Statements of Operations for available-for-sale investments totaled $0.2 million for the year ended May 30, 2009. A net investment gain of $0.7 million was recognized for the year ended May 31, 2008. The net investment gain of $0.9 million in fiscal 2010 included an other-than-temporary-impairment charge for certain debt securities of $0.4 million.

Topic 320 provides guidance on determining when an investment is other-than-temporarily impaired. The company reviews its fixed income and equity investment portfolio for any unrealized losses that would be deemed other-than-temporary and require the recognition of an impairment loss in income. If the cost of an investment exceeds its fair value, the company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than its cost, and the company's intent to hold the investments and whether it is more likely than not that the company will be required to sell the investments before recovery of their amortized cost basis. The company also considers the type of security, related-industry and sector performance, as well as published investment ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. If conditions within individual markets, industry segments, or macro-economic environments deteriorate, the company could incur future impairments. In the fourth quarter of fiscal 2009, the company determined that equity investment losses of $0.6 million represented an other-than-temporary impairment and, accordingly, these losses were recognized in the consolidated statement of operations. In the second quarter of fiscal 2010, the company determined that certain debt securities had other-than-temporarily impaired assets in the amount of $0.8 million. Of these losses, $0.4 million were determined to be credit-related and were, therefore, recognized in the Statement of Operations, “Other Expenses (Income): Other, net” line item. The remainder of the impairment is recognized as a component of accumulated other comprehensive loss and is shown net in the company's Consolidated Statement of Shareholders' Equity.

The following is a summary of the credit loss component of the company's debt securities that have been written down for other-than-temporary-impairment (OTTI) with the credit loss component recognized in earnings and the remaining impairment loss related to all other factors recognized in accumulated other comprehensive loss:

(In millions)
Balance at May 30, 2009	$—
Additions:
Credit losses for which OTTI was not previously recognized	0.4
Additional increases to the amount related to credit loss for which OTTI was previously recognized	—
Subtractions:
Realized losses recorded previously as credit losses	(0.2)
Balance at May 29, 2010	$0.2

Maturities of debt securities included in marketable securities as of May 29, 2010, are as follows:

(In millions)	Cost	Market Value
Due within one year	$1.7	$1.8
Due after one year through five years	10.3	10.2
Due after five years through ten years	0.2	0.1
Due after ten years	—	—
Total	$12.2	$12.1

Investments that are in unrealized loss positions as of May 29, 2010 are as follows:

(In millions)	Aggregate Unrealized Loss	Aggregate Fair Value	Number of Investments in Unrealized Loss Position
Less than one year	$—	$—	—
Greater than one year	$(0.2)	$0.3	4

17. Financial Instruments with Off-Balance Sheet Risk

The company has periodically utilized financial instruments to manage its foreign currency volatility at the transactional level as well as its exposure to interest rate fluctuations.
Foreign Currency Contracts
In the normal course of business, the company enters into contracts denominated in foreign currencies. The principal foreign currencies in which the company conducts its business are the British pound sterling, euro, Canadian dollar, Japanese yen, Mexican peso, and Chinese renminbi. As of May 29, 2010, the company had outstanding, nine forward currency instruments designed to offset either net asset or net liability exposure that is denominated in non-functional currencies. One forward contract was placed in order to offset 4.1 million euro-denominated net asset exposure and three forward contracts were placed in order to offset 5.6 million U.S. dollar-denominated net asset exposure. Four forward contracts were placed to offset a 14.0 million U.S. dollar-denominated net liability exposure and one forward contract was placed to offset a 1.6 million British pound sterling-denominated net liability exposure.

As of May 30, 2009, the company had outstanding nine forward currency instruments designed to offset either net asset or net liability exposure that is denominated in non-functional currencies. Three forward contracts were placed in order to offset 4.8 million euro-denominated net asset exposure and three forward contracts were placed in order to offset 6.4 million U.S. dollar-denominated net asset exposure. Two forward contracts were placed to offset a 4.0 million U.S. dollar-denominated net liability exposure. One forward contract was placed to offset a 1.6 million British pound sterling-denominated net liability exposure. The fair value of the forward currency instruments was a negligible amount and $0.1 million at May 29, 2010 and May 30, 2009, respectively.
Interest Rate Swaps
In November 2003, the company entered into a fixed-to-floating interest rate swap agreement. The agreement expires on March 15, 2011, and effectively converts $50.0 million of fixed-rate debt securities to a floating-rate basis. The fair value of this swap instrument, which is based upon expected LIBOR rates over the remaining term of the instrument, was approximately $1.2 million at May 29, 2010, and is reflected as an addition to long-term debt and an offsetting addition to non-current assets in the Consolidated Balance Sheets. As of May 30, 2009, the fair value of approximately $2.4 million was reflected as an addition to long-term debt and an offsetting addition to non-current assets. The floating interest rate for this agreement is based on the six-month LIBOR, set in-arrears at the end of each semi-annual period, and is estimated to be approximately 3.8 percent and 3.5 percent at May 29, 2010, and May 30, 2009, respectively. The next scheduled interest rate reset date is in September 2010.

As of May 29, 2010, a total of $50.0 million of the company's outstanding debt was effectively converted to a variable-rate basis as a result of the remaining interest rate swap arrangement. This swap is a fair-value hedge and qualifies for hedge-accounting treatment using the “short-cut” method under the provisions of ASC 815-Derivatives and Hedging. Under this accounting treatment, the change in the fair value of the interest rate swap is equal to the change in value of the related hedged debt and, as a result, there is no net effect on earnings. The agreement requires the company to pay floating-rate interest payments in return for receiving fixed-rate interest payments that coincide with the semi-annual payments to the debt holders at the same date. The periodic interest settlements, which occur at the same interval as the public debt securities, are recorded as interest expense.

The counterparty to the remaining swap instrument is a large financial institution which the company believes is of high-quality creditworthiness. While the company may be exposed to potential losses due to the credit risk of non-performance by this counterparty, such losses are not anticipated.

These swap arrangements effectively reduced interest expense by $1.9 million in fiscal 2010 and $1.2 million in fiscal 2009, and $0.4 million in fiscal 2008.

18. Supplemental Disclosures of Cash Flow Information

The following table presents the adjustments to reconcile net earnings to net cash provided by operating activities.

(In millions)	2010	2009	2008

Depreciation expense	$39.7	$39.5	$41.1
Amortization expense	2.9	2.2	2.1
Provision for losses on accounts receivable and notes receivable	5.5	2.3	3.8
Provision for (gain) loss on financial guarantees	0.2	(0.1)	(0.1)
Loss on sales of property, equipment, and other assets	0.2	0.5	1.1
Gain on disposal of owned dealers	—	(0.8)	(0.9)
Deferred taxes	(1.5)	3.1	(10.6)
Pension expense	12.0	11.1	10.0
Restructuring expense	14.2	28.4	5.1
Asset impairment expense	2.5	—	—
Contingent consideration income	(5.7)	—	—
Stock-based compensation	4.4	3.3	6.2
Excess tax benefits from stock-based compensation	0.5	0.3	(0.1)
Proceeds from death benefits on cash surrender value of life insurance	4.8	—	—
Other changes in long-term liabilities	(13.3)	(3.7)	(2.6)
Other	(0.4)	0.4	(0.5)
Changes in current assets and liabilities:
Decrease (increase) in assets:
Accounts receivable	9.0	53.5	(21.3)
Inventories	(7.1)	15.3	2.6
Prepaid expenses and other	23.6	(4.8)	(2.6)
Increase (decrease) in liabilities:
Accounts payable	13.9	(37.8)	6.1
Accrued liabilities	(34.6)	(89.0)	21.9
Total changes in current assets and liabilities	4.8	(62.8)	6.7
Total adjustments	$70.8	$23.7	$61.3

Cash payments for interest and income taxes were as follows:

(In millions)	2010	2009	2008
Interest paid	$17.7	$24.1	$13.1
Income taxes paid, net of cash received	$14.6	$70.4	$75.7

19. Guarantees, Indemnifications, and Contingencies

Product Warranties
The company provides warranty coverage to the end-user for parts and labor on products sold. The standard length of warranty is 12 years, however, this varies depending on the product classification. The company does not sell or otherwise issue warranties or warranty extensions as stand-alone products. Reserves have been established for various costs associated with the company's warranty program. General warranty reserves are based on historical claims experience and other currently available information and are periodically adjusted for business levels and other factors. Specific reserves are established once an issue is identified with the amounts for such reserves based on the estimated cost of correction. Changes in the warranty reserve for the stated periods were as follows:

(In millions)	2010	2009
Accrual balance, beginning	$15.4	$14.9
Acquired warranty reserves	0.5	—
Accrual for warranty matters	12.1	13.8
Settlements and adjustments	(12.0)	(13.3)
Accrual balance, ending	$16.0	$15.4

Other Guarantees
The company entered into a separate agreement to guarantee the debt of an independent contract furniture dealership in fiscal 2009. In accordance with the provisions of ASC Topic 460, Guarantees, the company initially recorded an expense equal to the estimated fair values of this guarantee. The maximum financial exposure assumed by the company as a result of this arrangement was zero and $0.1 million as of May 29, 2010 and May 30, 2009, respectively. Guarantees of zero and $0.1 million are reflected under the caption “Other Liabilities” in the Consolidated Balance Sheets as of May 29, 2010 and May 30, 2009, respectively.

The company is periodically required to provide performance bonds in order to conduct business with certain customers. These arrangements are common and generally have terms ranging between one and three years. The bonds are required to provide assurances to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The performance bonds are provided by various bonding agencies and the company is ultimately liable for claims that may occur against them. As of May 29, 2010, the company had a maximum financial exposure related to performance bonds of approximately $20.9 million. The company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company's financial statements. Accordingly, no liability has been recorded as of May 29, 2010 and May 30, 2009.

The company periodically enters into agreements in the normal course of business that may include indemnification clauses regarding patent/trademark infringement and service losses. Service losses represent all direct or consequential loss, liability, damages, costs and expenses incurred by the customer or others resulting from services rendered by the company, the dealer, or certain sub-contractors due to a proven negligent act. The company has no history of claims, nor is it aware of circumstances that would require it to perform under these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company's financial statements. Accordingly, no liability has been recorded as of May 29, 2010 and May 30, 2009.

The company has entered into standby letter of credit arrangements for the purpose of protecting various insurance companies against default on the payment of certain premiums and claims. A majority of these arrangements are related to the company's wholly-owned captive insurance company. As of May 29, 2010, the company had a maximum financial exposure from these insurance-related standby letters of credit of approximately $11.2 million. The company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company's financial statements. Accordingly, no liability has been recorded as of May 29, 2010 and May 30, 2009.

Contingencies
The company leases a facility in the United Kingdom under an agreement that expires in June 2011. Under the terms of the lease, the company is required to perform the maintenance and repairs necessary to address the general dilapidation of the facility over the lease term. The ultimate cost of this provision to the company is dependent on a number of factors including, but not limited to, the future use of the facility by the lessor and whether the company chooses and is permitted to renew the lease term. The company has estimated the cost of these maintenance and repairs to be between $0 and $3 million, depending on the outcome of future plans and negotiations. Based on existing circumstances, it is estimated that these costs will most likely approximate $1.1 million, as of May 29, 2010, and was estimated to be $1.0 million as of May 30, 2009. As a result, these amounts have been recorded as a liability reflected under the caption “Other Liabilities” in the Consolidated Balance Sheets.

The company has a lease obligation in the U.K. until May 2014 for a facility that it has exited. Current market rates for comparable office space are lower than the rental payments owed under the lease agreement, as such, the company would remain liable to pay the difference if it were subleased. As a result, the estimated liability of $1.5 million and $1.6 million is reflected under the caption “Other Liabilities” in the Condensed Consolidated Balance Sheets at May 29, 2010 and May 30, 2009, respectively.

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

20. Operating Segments

The company is comprised of two primary operating segments as defined by ASC Topic 280, Segment Reporting, North American Furniture Solutions and non-North American Furniture Solutions.

The North American Furniture Solutions segment includes the operations associated with the design, manufacture, and sale of furniture products for work-related settings, including office, education, and healthcare environments, throughout the United States, Canada, and Mexico. The business associated with the company's owned contract furniture dealers is also included in the North American Furniture Solutions segment. The non-North American Furniture Solutions segment includes the operations associated with the design, manufacture, and sale of furniture products, primarily for work-related settings, outside of North America.

The company also reports an “Other” category consisting primarily of its North American Home and start-up businesses and certain unallocated corporate expenses. North American Home includes the operations associated with the design, manufacture and sale of furniture products for residential settings in the United States, Canada, and Mexico. The start-up businesses are discrete operations, such as Convia, Inc., or activities aimed at developing innovative products to serve current and new markets. This category also includes restructuring and impairment costs.

The performance of the operating segments is evaluated by the company's management using various financial measures. The following is a summary of certain key financial measures for the respective fiscal years indicated:

(In millions)	2010	2009	2008

Net Sales:
North American Furniture Solutions	$1,074.5	$1,349.4	$1,636.3
Non-North American Furniture Solutions	196.3	238.4	323.5
Other	48.0	42.2	52.3
Total	$1,318.8	$1,630.0	$2,012.1

Depreciation and Amortization:
North American Furniture Solutions	$38.3	$35.7	$36.5
Non-North American Furniture Solutions	2.8	4.4	4.6
Other	1.5	1.6	2.1
Total	$42.6	$41.7	$43.2

Operating Earnings (Losses):
North American Furniture Solutions	$72.3	$133.0	$195.9
Non-North American Furniture Solutions	(1.0)	15.1	47.3
Other	(17.7)	(25.3)	3.4
Total	$53.6	$122.8	$246.6

Capital Expenditures:
North American Furniture Solutions	$21.5	$22.3	$33.2
Non-North American Furniture Solutions	0.8	2.8	5.7
Other	—	0.2	1.6
Total	$22.3	$25.3	$40.5

Total Assets:
North American Furniture Solutions	$620.7	$628.7	$594.9
Non-North American Furniture Solutions	131.2	110.7	159.2
Other	18.7	27.9	29.1
Total	$770.6	$767.3	$783.2

Goodwill:
North American Furniture Solutions	$104.6	$69.5	$40.2
Non-North American Furniture Solutions	4.8	—	—
Other	—	—	—
Total	$109.4	$69.5	$40.2

The accounting policies of the reportable operating segments are the same as those of the company, which are disclosed in further detail within Note 1 of the Consolidated Financial Statements. Additionally, the company employs a methodology for allocating corporate costs and assets to the operating segments. The underlying objective of this methodology is to allocate corporate costs according to the relative “usage” of the underlying resources and to allocate corporate assets according to the relative expected benefit. The company has determined that allocation based on relative net sales is most appropriate for all expenses. The majority of corporate costs are allocated to the operating segments; however, certain costs that are generally considered the result of isolated business decisions are not subject to allocation and are evaluated separately from the rest of the regular ongoing business operations. The restructuring and asset impairment charges of $16.7 million in fiscal 2010 and $28.4 million in fiscal 2009, as discussed in Note 21 of the Consolidated Financial Statements, were allocated to the “Other” category.

The company's product offerings consist primarily of office furniture systems, seating, freestanding furniture, storage and casegoods. These product offerings are marketed, distributed, and managed primarily as a group of similar products on an overall portfolio basis. The following is a summary of net sales by product category for the respective fiscal years indicated. Given that formal product line information is not available for the company as a whole, this summary is intended to represent a reasonable estimate of net sales by product category based on the best information available.

(In millions)	2010	2009	2008
Net Sales:
Systems	$349.3	$511.6	$579.7
Seating	329.7	361.1	489.1
Freestanding and storage	246.2	260.3	295.9
International (1)	290.1	365.7	481.0
Other (2)	103.5	131.3	166.4
Total	$1,318.8	$1,630.0	$2,012.1

(1) The company has determined that the disclosure of international product line information is not practicable.
(2) “Other” primarily consists of miscellaneous or otherwise uncategorized product sales and service sales.

Sales by geographic area are based on the location of the customer. Long-lived assets consist of long-term assets of the company, excluding financial instruments, deferred tax assets, and long-term intangibles. The following is a summary of geographic information for the respective fiscal years indicated. Individual foreign country information is not provided as none of the individual foreign countries in which we operate are considered material for separate disclosure based on quantitative and qualitative considerations.

(In millions)	2010	2009	2008
Net Sales:
United States	$1,028.7	$1,264.3	$1,531.1
International	290.1	365.7	481.0
Total	$1,318.8	$1,630.0	$2,012.1

Long-lived assets:
United States	$159.7	$162.4	$189.3
International	21.6	25.0	30.6
Total	$181.3	$187.4	$219.9

It is estimated that no single dealer accounted for more than 5 percent of the company's net sales in the fiscal year ended May 29, 2010. It is also estimated that the largest single end-user customer, the U.S. federal government, accounted for approximately $180.3 million or 14 percent of the company's fiscal 2010 net sales. The 10 largest customers accounted for approximately 27 percent of net sales.

Approximately 6 percent of the company's employees are covered by collective bargaining agreements, most of whom are employees of its Nemshoff, and Herman Miller Limited (U.K.) subsidiaries.

21. Restructuring Charges

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

The following is a summary of changes in restructuring accruals during fiscal 2009 and fiscal 2010 for the 2009 Plan.

(In millions)	Total Plan Costs	Severance and Outplacement Costs	Leased Building Exit Costs
Balance as of May 31, 2008	$—	$—	$—
Restructuring expenses	28.4	25.0	3.4
Cash payments	(16.8)	(16.0)	(0.8)
Adjustments	(2.0)	(2.0)	—
Balance as of May 30, 2009	9.6	7.0	2.6
Restructuring expenses	1.3	0.7	0.6
Cash payments	(9.5)	(7.4)	(2.1)
Adjustments	(0.1)	(0.1)	—
Balance as of May 29, 2010	$1.3	$0.2	$1.1

Manufacturing Consolidation

In May and June 2009, the company announced a plan (“the Manufacturing Consolidation Plan”) to consolidate manufacturing operations with the closure of its Integrated Metal Technologies (IMT) subsidiary in Spring Lake, Michigan and Brandrud facility in Auburn, Washington. Under this plan for the IMT closure, the company will retain existing West Michigan production capacity and will enhance operational efficiency, with the majority of work and equipment moving to other newer, larger facilities in the area. Relocation began during the first quarter of fiscal 2010, with final closure completed in the fourth quarter. For the Brandrud closure, the company further consolidated manufacturing operations with the transfer of substantially all of the manufacturing capabilities of Brandrud to its Nemschoff manufacturing plants. The anticipated cost for this action is $12.0 million with approximately $2 million and $9.7 million of these costs having been recognized in fiscal 2009 and fiscal 2010, respectively. We do not anticipate any further significant costs for this action. The remaining accrued costs will be paid for with cash generated from operations during fiscal 2011.

The following is a summary of changes in restructuring accruals during fiscal 2010 for the Manufacturing Consolidation Plan.

(In millions)	Total Plan Costs	Severance and Outplacement Costs	Leased Building Exit Costs
Balance as of May 30, 2009	$—	$—	$—
Restructuring expenses	9.7	5.3	4.4
Cash payments	(5.9)	(3.4)	(2.5)
Adjustments	(1.2)	(0.4)	(0.8)
Balance as of May 29, 2010	$2.6	$1.5	$1.1

2010 Action

During the fourth quarter of fiscal 2010, the company executed a restructuring plan (“the 2010 Plan”) that reduced operating expenses in order to improve operating performance, profitability and further enhance productivity. This action reduced our salaried workforce, primarily in North America, with the reduction of approximately 70 employees. This action resulted in expenses of approximately $3.2 million.

The following is a summary of changes in restructuring accruals during fiscal 2010 for the 2010 Plan.

(In millions)	Total Plan Costs	Severance and Outplacement Costs	Leased Building Exit Costs
Balance as of May 30, 2009	$—	$—	$—
Restructuring expenses	3.2	2.9	0.3
Cash payments	(0.1)	(0.1)	—
Balance as of May 29, 2010	$3.1	$2.8	$0.3

In addition to the restructuring expenses noted above, the 2010 action included an impairment of certain assets totaling $2.5 million that were related to our Convia line of business. These assets related to products that we determined had no future revenue stream to the company.

These charges have been reflected separately as restructuring expenses in the Consolidated Statements of Operations. Refer to Note 20 of the Consolidated Financial Statements for a discussion of the Plan's impact on the company's reportable operating segments.

Management's Report on Internal Control over Financial Reporting

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of May 29, 2010, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes the company's internal control over financial reporting was effective as of May 29, 2010.

Ernst & Young LLP has issued an attestation report on the effectiveness of our internal control over financial reporting, which appears on page 96.

/s/ Brian C. Walker
Brian C. Walker
Chief Executive Officer

/s/ Gregory J. Bylsma
Gregory J. Bylsma
Chief Financial Officer

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Board of Directors and Shareholders of Herman Miller, Inc.

We have audited Herman Miller Inc.'s internal control over financial reporting as of May 29, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Herman Miller. Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Herman Miller, Inc. maintained, in all material respects, effective internal control over financial reporting as of May 29, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the fiscal 2010 consolidated financial statements of Herman Miller, Inc., and our report dated July 27, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Grand Rapids, Michigan
July 27, 2010

Report of Independent Registered Public Accounting Firm on Financial Statements

To the Board of Directors and Shareholders of Herman Miller, Inc.

We have audited the accompanying consolidated balance sheets of Herman Miller, Inc. and subsidiaries as of May 29, 2010 and May 30, 2009, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three fiscal years in the period ended May 29, 2010. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Herman Miller, Inc. and subsidiaries at May 29, 2010 and May 30, 2009, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended May 29, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Herman Miller, Inc.'s internal control over financial reporting as of May 29, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 27, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Grand Rapids, Michigan
July 27, 2010

Item 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

As defined in Item 304 of Regulation S-K, there have been no changes in, or disagreements with, accountants during the 24-month period ended May 29, 2010.

Item 9A CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of management, the company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 29, 2010, and have concluded that as of that date, the company's disclosure controls and procedures were effective.

(b)
Management's Annual Report on Internal Control Over Financial Reporting and Attestation Report of the Independent Registered Public Accounting Firm. Refer to Item 8 for “Management's Report on Internal Control Over Financial Reporting.”

(c)
Changes in Internal Control Over Financial Reporting. There were no changes in the company's internal control over financial reporting during the fourth quarter ended May 29, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B OTHER INFORMATION - None

PART III

Item 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers, Promoters and Control Persons

Information relating to directors and director nominees of the registrant is contained under the caption “Director and Executive Officer Information” in the company's definitive Proxy Statement, relating to the company's 2010 Annual Meeting of Shareholders, and the information within that section is incorporated by reference. Information relating to Executive Officers of the company is included in Part I hereof entitled “Executive Officers of the Registrant.”

Compliance with Section 16(a) of the Exchange Act

Information relating to compliance with Section 16(a) of the Exchange Act is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the company's definitive Proxy Statement, relating to the company's 2010 Annual Meeting of Shareholders, and the information within that section is incorporated by reference.

Code of Ethics

The company has adopted a Code of Conduct that serves as the code of ethics for the executive officers and senior financial officers and as the code of business conduct for all directors and employees of the registrant. This code is made available free of charge through the “Investors” section of the company's internet website at www.hermanmiller.com. Any amendments to, or waivers from, a provision of this code also will be posted to the company's internet website.

Corporate Governance

Information relating to the identification of the audit committee, audit committee financial expert, and director nomination procedures of the registrant is contained under the captions “Board Committees” and “Corporate Governance and Board Matters — Director Nominations” in the company's definitive Proxy Statement, relating to the company's 2010 Annual Meeting of Shareholders, and the information within these sections is incorporated by reference.

Item 11 EXECUTIVE COMPENSATION

Information relating to management remuneration is contained under the captions “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination, Death, Disability, Retirement or Change in Control,” “Director Compensation,” “Director Compensation Table,” and “Compensation Committee Interlocks and Insider Participation” in the company's definitive Proxy Statement, relating to the company's 2010 Annual Meeting of Shareholders, and the information within these sections is incorporated by reference. The information under the caption “Compensation Committee Report” is incorporated by reference, however, such information is not deemed filed with the Commission.

Item 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections entitled “Voting Securities and Principal Shareholders,” “Director and Executive Officer Information,” and “Equity Compensation Plan Information” in the definitive Proxy Statement, relating to the company's 2010 Annual Meeting of Shareholders, and the information within these sections is incorporated by reference.

Item 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions contained under the captions “Related Person Transactions,” and “Corporate Governance and Board Matters — Determination of Independence of Board Members” in the definitive Proxy Statement, relating to the company's 2010 Annual Meeting of Shareholders and the information within these sections is incorporated by reference.

Item 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning the payments to our principal accountants and the services provided by our principal accounting firm set forth under the caption “Disclosure of Fees Paid to Independent Auditors” in the Definitive Proxy Statement, relating to the company's 2010 Annual Meeting of Shareholders, and the information within that section is incorporated by reference.

PART IV

Item 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	The following documents are filed as a part of this report:

	1.	Financial Statements

	The following Consolidated Financial Statements of the company are included in this Form 10-K on the pages noted:

			Page Number in this Form 10-K
	Consolidated Statements of Operations		44
	Consolidated Balance Sheets		45
	Consolidated Statements of Shareholders' Equity		46
	Consolidated Statements of Cash Flows		49
	Notes to the Consolidated Financial Statements		50
	Management's Report on Internal Control over Financial Reporting		95
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting		96
	Report of Independent Registered Public Accounting Firm on Financial Statements		97

	2.	Financial Statement Schedule

	The following financial statement schedule and related Report of Independent Public Accountants on the Financial Statement Schedule are included in this Form 10-K on the pages noted:

			Page Number in this Form 10-K
	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule		103

	Schedule II-	Valuation and Qualifying Accounts and Reserves for the Years Ended May 29, 2010, May 30, 2009, and May 31, 2008	104

All other schedules required by Form 10-K Annual Report have been omitted because they were not applicable, included in the Notes to the Consolidated Financial Statements, or otherwise not required under instructions contained in Regulation S-X.

	3.	Exhibits

	Reference is made to the Exhibit Index which is included on pages 105-108.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERMAN MILLER, INC.
	/s/ Brian C. Walker	and	/s/ Gregory J. Bylsma
By	Brian C. Walker President and Chief Executive Officer (Duly Authorized Signatory for Registrant)		Gregory J. Bylsma Chief Financial Officer (Principal Accounting Officer and Duly Authorized Signatory for Registrant)

Date:  July 27, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on, July 27, 2010 by the following persons on behalf of the Registrant in the capacities indicated. Each Director of the Registrant, whose signature appears below, hereby appoints Brian C. Walker as his attorney-in-fact, to sign in his or her name and on his or her behalf, as a Director of the Registrant, and to file with the Commission any and all amendments to this Report on Form 10-K.

/s/ Michael A. Volkema	/s/ Lord Griffiths of Fforestfach
Michael A. Volkema (Chairman of the Board)	Lord Griffiths of Fforestfach (Director)

/s/ David O. Ulrich	/s/ Mary Vermeer Andringa
David O. Ulrich (Director)	Mary Vermeer Andringa (Director)

/s/ Dorothy A. Terrell	/s/ James R. Kackley
Dorothy A. Terrell (Director)	James R. Kackley (Director)

/s/ C. William Pollard	/s/ John R. Hoke III
C. William Pollard (Director)	John R. Hoke III (Director)

/s/ Douglas D. French	/s/ Mark S. Nemschoff
Douglas D. French (Director)	Mark S. Nemschoff (Director)

/s/ J. Barry Griswell	/s/ Brian C. Walker
J. Barry Griswell (Director)	Brian C. Walker (President, Chief Executive Officer, and Director)

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Board of Directors and Shareholders of Herman Miller, Inc.

We have audited the consolidated financial statements of Herman Miller, Inc. and subsidiaries as of May 29, 2010 and May 30, 2009, and for each of the three fiscal years in the period ended May 29, 2010, and have issued our report thereon dated July 27, 2010 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of the company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Grand Rapids, Michigan
July 27, 2010

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Column A	Column B	Column C		Column D	Column E
Description	Balance at beginning of period	Charges to expenses or net sales	Acquired Reserves	Deductions (3)	Balance at end of period
Year ended May 29, 2010:
Accounts receivable allowances — uncollectible accounts(1)	$6.9	$0.3	$—	$(3.2)	$4.0

Accounts Receivable allowances — credit memo(2)	$0.4	$2.5	$—	$(2.5)	$0.4

Allowance for possible losses on notes receivable	$0.5	$2.0	$—	$(2.1)	$0.4

Valuation allowance for deferred tax asset	$9.2	$2.0	$—	$(0.2)	$11.0

Year ended May 30, 2009:
Accounts receivable allowances — uncollectible accounts(1)	$5.0	$3.6	$—	$(1.7)	$6.9

Accounts Receivable allowances — credit memo(2)	$0.6	$2.8	$—	$(3.0)	$0.4

Allowance for possible losses on notes receivable	$3.2	$(1.5)	$—	$(1.2)	$0.5

Valuation allowance for deferred tax asset	$8.8	$0.9	$—	$(0.5)	$9.2

Year ended May 31, 2008:
Accounts receivable allowances — uncollectible accounts(1)	$4.3	$2.6	$—	$(1.9)	$5.0

Accounts receivable allowances — credit memo (2)	$0.6	$8.2	$—	$(8.2)	$0.6

Allowance for possible losses on notes receivable	$1.9	$1.1	$—	$0.2	$3.2

Valuation allowance for deferred tax asset	$9.2	$(0.4)	$—	$—	$8.8
(1) Activity under the “Charges to expense or net sales” column are recorded within selling, general and administrative expenses.
(2) Activity under the “Charges to expenses or net sales” column are recorded within net sales.
(3) Represents amounts written off, net of recoveries and other adjustments. Includes effects of foreign translation.

EXHIBIT INDEX

(3)	Articles of Incorporation and Bylaws

	(a)	Articles of Incorporation are incorporated by reference from Exhibit 3(a) and 3(b) of the Registrant's 1986 Form 10-K Annual Report.

	(b)	Certificate of Amendment to the Articles of Incorporation, dated October 15, 1987, is incorporated by reference from Exhibit 3(b) of the Registrant's 1988 Form 10-K Annual Report.

	(c)	Certificate of Amendment to the Articles of Incorporation, dated May 10, 1988, is incorporated by reference from Exhibit 3(c) of the Registrant's 1988 Form 10-K Annual Report.

	(d)	Amended and Restated Bylaws, dated July 21, 2008, are incorporated by reference from Exhibit 99.3 of the Registrant's Form 8-K filed July 24, 2008.

(4)	Instruments Defining the Rights of Security Holders

	(a)	Specimen copy of Herman Miller, Inc., common stock is incorporated by reference from Exhibit 4(a) of Registrant's 1981 Form 10-K Annual Report.

	(b)	First Amendment to the Note Purchase Agreement dated February 11, 1999, is incorporated by reference from Exhibit 4(c) of the Registrant's 1999 Form 10-K Annual Report.

	(c)	Second Amendment to the Note Purchase Agreement dated May 15, 2002, is incorporated by reference from Exhibit 4(d) of the Registrant's 2003 Form 10-K Annual Report.

(d)
Other instruments which define the rights of holders of long-term debt individually represent debt of less than 10% of total assets. In accordance with item 601(b)(4)(iii)(A) of regulation S-K, the Registrant agrees to furnish to the Commission copies of such agreements upon request.

	(e)	Dividend Reinvestment Plan for Shareholders of Herman Miller, Inc., dated January 6, 1997, is incorporated by reference from Exhibit 4(d) of the Registrant's 1997 Form 10-K Annual Report.

	(f)	Shareholder Protection Rights Agreement dated as of June 30, 1999 is incorporated by reference from Exhibit 1 of the Registrant's 8-K/A filed July 16, 1999.

	(g)	Note purchase agreement dated as of December 18, 2007 is incorporated by reference from Exhibit 10.2 of the Registrant's Form 10-Q Quarterly Report for quarter ended December 1, 2007.

(10)	Material Contracts

	(a)	Officers' Supplemental Retirement Income Plan is incorporated by reference from Exhibit 10(f) of the Registrant's 1986 Form 10-K Annual Report. *

	(b)	Officers' Salary Continuation Plan is incorporated by reference from Exhibit 10(g) of the Registrant's 1982 Form 10-K Annual Report.*

	(c)	Herman Miller, Inc., 1994 Key Executive Stock Purchase Assistance Plan, dated October 6, 1994, is incorporated by reference from Appendix C of the Registrant's 1994 Proxy Statement. *

(d)
First Amendment to the Herman Miller, Inc., 1994 Key Executive Stock Purchase Assistance Plan, dated April 28, 1998, is incorporated by reference from Exhibit 10(g) of the Registrant's 1998 Form 10-K Annual Report. *

(e)
Second Amendment to the Herman Miller, Inc., 1994 Key Executive Stock Purchase Assistance Plan, dated October 1, 2001, is incorporated by reference from Exhibit 10(e) of the Registrant's 2003 Form 10-K Annual Report. *

(f)	Swap Transaction Confirmation dated November 19, 2003, is incorporated by reference from Exhibit 10(v) of the Registrant's Form 10-Q Quarterly Report for quarter ended November 29, 2003.

(g)	Restricted Share Grant Agreement for Brian Walker dated July 27, 2004, is incorporated by reference from Exhibit 10(x) of the Registrant's 2004 Form 10-K Annual Report. *

(h)
Form of stock option agreement under the Herman Miller, Inc. 1994 Non-Employee Officer and Director Stock Option Plan, is incorporated by reference from Exhibit 10(z) of the Registrant's Form 10-Q Quarterly Report for quarter ended August 28, 2004. *

(i)
Form of non-portable option agreement under the Herman Miller, Inc. Long-Term Incentive Plan, is incorporated by reference from Exhibit 10(aa) of the Registrant's Form 10-Q Quarterly Report for quarter ended August 28, 2004. *

(j)
Form of portable stock option agreement under the Herman Miller, Inc. Long-Term Incentive Plan, is incorporated by reference from Exhibit 10(ab) of the Registrant's Form 10-Q Quarterly Report for quarter ended August 28, 2004. *

(k)	Form of Herman Miller, Inc. Long-Term Incentive Plan Restricted Stock Unit Award, is incorporated by reference from Exhibit 99.1 of the Registrant's Form 8-K dated June 20, 2005. *

(l)	Amendment to the Herman Miller, Inc. Profit Sharing and 401(k) Plan dated July 25, 2005, is incorporated by reference from Exhibit 10(z) of the Registrant's 2005 Form 10-K Annual Report. *

(m)	Herman Miller, Inc. Long-Term Incentive Plan as amended, effective January 1, 2005, is incorporated by reference from Exhibit 10(aa) of the Registrant's 2005 Form 10-K Annual Report. *

(n)
Herman Miller, Inc. Amended and Restated Nonemployee Officer and Director Deferred Compensation Stock Purchase Plan, is incorporated by reference from Exhibit 10(bb) of the Registrant's Form 10-Q Quarterly Report for quarter ended September 3, 2005. *

(o)	Form of Change in Control Agreement is incorporated by reference from Exhibit 99.1 of the Registrant's Form 8-K dated January 23, 2006. *

(p)
Herman Miller, Inc. Amended and Restated Key Executive Deferred Compensation Plan, dated January 23, 2006, is incorporated by reference from Exhibit 99.2 of the Registrant's Form 8-K dated January 23, 2006. *

(q)	Fourth Amendment to the Herman Miller, Inc. Profit Sharing and 401(K) Plan dated May 1, 2006 is incorporated by reference from Exhibit 10(bb) of the Registrant's 2007 Form 10-K Annual Report. *

(r)
Second Amendment to the Integrated Metal Technology, Inc. 401(K) Plan for Bargaining Unit Employees dated May 1, 2006 is incorporated by reference from Exhibit 10(cc) of the Registrant's 2007 Form 10-K Annual Report. *

(s)
First Amendment to the Integrated Metal Technology, Inc. Bargaining Unit Retirement Plan dated May 1, 2006 is incorporated by reference from Exhibit 10(dd) of the Registrant's 2007 Form 10-K Annual Report. *

(t)	Herman Miller, Inc. Executive Equalization Retirement Plan is incorporated by reference from Exhibit 99.1 of the Registrant's Form 8-K dated July 25, 2007.*

(u)	Herman Miller, Inc. Executive Incentive Cash Bonus Plan dated April 24, 2006 is incorporated by reference from Exhibit 10(x) of the Registrant's 2007 Form 10-K Annual Report. *

(v)
Second Amendment to the Integrated Metal Technology, Inc. Bargaining Unit Retirement Plan dated December 17, 2007 is incorporated by reference from Exhibit 10.1 of the Registrant's Form 10-Q Quarterly Report for quarter ended December 1, 2007. *

(w)
Credit agreement dated as of December 18, 2007 among Herman Miller, Inc. and various lenders, is incorporated by reference from Exhibit 10.3 of the Registrant's Form 10-Q Quarterly Report for quarter ended December 1, 2007.

(x)
Herman Miller, Inc., Nonemployee Officer and Director Stock Option Plan (amended and restated) dated December 18, 2007, is incorporated by reference from Exhibit 10.4 of the Registrant's Form 10-Q Quarterly Report for quarter ended December 1, 2007. *

(y)
Third Amendment to the Integrated Metal Technology, Inc. Bargaining Unit Retirement Plan dated March 25, 2008 is incorporated by reference from Exhibit 10(a) of the Registrant's Form 10-Q Quarterly Report for quarter ended March 1, 2008. *

(z)
Third Amendment to the Integrated Metal Technology, Inc. 401(K) Plan for Bargaining Unit Employees dated March 25, 2008 is incorporated by reference from Exhibit 10(b) of the Registrant's Form 10-Q Quarterly Report for quarter ended March 1, 2008. *

(aa)	Collared accelerated share repurchase agreement dated January 3, 2008, is incorporated by reference from Exhibit 10.1 of the Registrant's Form 8-K dated January 3, 2008.

(ab)	Accelerated share repurchase agreement dated January 3, 2008, is incorporated by reference from Exhibit 10.2 of the Registrant's Form 8-K dated January 3, 2008.

(ac)	Form of Herman Miller, Inc. Long-Term Incentive Plan Stock Option Agreement is incorporated by reference from Exhibit 99.1 of the Registrant's Form 8-K dated July 24, 2008. *

(ad)	Form of Herman Miller, Inc. Long-Term Incentive Plan Performance Share Award is incorporated by reference from Exhibit 99.2 of the Registrant's Form 8-K dated July 24, 2008. *
(ae)	Form of Herman Miller, Inc. Long-Term Incentive Plan Stock Option Agreement Exhibit 10.1. *

* denotes compensatory plan or arrangement.

(21)	Subsidiaries

(23)(a)	Consent of Independent Registered Public Accounting Firm

(24)	Power of Attorney (Included in Item 15)

(31)(a)	Certificate of the Chief Executive Officer of Herman Miller, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)(b)	Certificate of the Chief Financial Officer of Herman Miller, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)(a)	Certificate of the Chief Executive Officer of Herman Miller, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32)(b)	Certificate of the Chief Financial Officer of Herman Miller, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002