Form 10-K/A
period 2010-05-29
MILLER HERMAN INC
filed 2010-09-16
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

Herman Miller, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K (“Form 10-K/A”) for the fiscal year ended May 29, 2010, which was filed with the Securities and Exchange Commission (SEC) on July 27, 2010 (the “Original Filing”). The Company is filing this Form 10-K/A to revise the supplemental pro forma information included in Note 2 to the Consolidated Financial Statements, contained in Item 8 of Part II of the Original Filing. The revision changes the amount of pro forma net sales and pro forma net earnings attributable to the acquisitions in the fiscal year ended May 29, 2010 from $1,477.7 million to $1,359.8 million and from $28.6 million to $29.5 million, respectively.

PART II

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

(REVISED)
Year ended
(In millions)	May 29, 2010
Pro forma net sales	$1,359.8
Pro forma net earnings	$29.5

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

/s/ Ernst & Young LLP
Grand Rapids, Michigan
July 27, 2010, except Note 2, as to which the date is
September 16, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERMAN MILLER, INC.
	/s/ Brian C. Walker	and	/s/ Gregory J. Bylsma
By	Brian C. Walker President and Chief Executive Officer (Duly Authorized Signatory for Registrant)		Gregory J. Bylsma Chief Financial Officer (Principal Accounting Officer and Duly Authorized Signatory for Registrant)

Date:  September 16, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on, September 16, 2010 by the following persons on behalf of the Registrant in the capacities indicated.

/s/ Michael A. Volkema*	/s/ Lord Griffiths of Fforestfach*
Michael A. Volkema (Chairman of the Board)	Lord Griffiths of Fforestfach (Director)

/s/ David O. Ulrich*	/s/ Mary Vermeer Andringa*
David O. Ulrich (Director)	Mary Vermeer Andringa (Director)

/s/ Dorothy A. Terrell*	/s/ James R. Kackley*
Dorothy A. Terrell (Director)	James R. Kackley (Director)

/s/ C. William Pollard*	/s/ John R. Hoke III*
C. William Pollard (Director)	John R. Hoke III (Director)

/s/ Douglas D. French*	/s/ Mark S. Nemschoff*
Douglas D. French (Director)	Mark S. Nemschoff (Director)

/s/ J. Barry Griswell*	/s/ Brian C. Walker
J. Barry Griswell (Director)	Brian C. Walker (President, Chief Executive Officer, and Director)
* Signed by Brian C. Walker, Attorney-In-Fact

EXHIBIT INDEX

(23)(a)	Consent of Independent Registered Public Accounting Firm

(31)(a)	Certificate of the Chief Executive Officer of Herman Miller, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)(b)	Certificate of the Chief Financial Officer of Herman Miller, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)(a)	Certificate of the Chief Executive Officer of Herman Miller, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32)(b)	Certificate of the Chief Financial Officer of Herman Miller, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002