Form 10-Q
period 2010-08-28
MILLER HERMAN INC
filed 2010-10-06
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ _ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended August 28, 2010	Commission File No. 001-15141F

HERMAN MILLER, INC.

A Michigan Corporation	ID No. 38-0837640

855 East Main Avenue, Zeeland, MI 49464-0302	Phone (616) 654 3000

Indicate by check mark whether the registrant:
(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ X ] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ X ]	Accelerated filer [_]	Non-accelerated filer [_]	Smaller reporting company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [_] No [ X ]

Common Stock Outstanding at October 1, 2010 - 57,090,876 shares

HERMAN MILLER, INC. FORM 10-Q
FOR THE QUARTER ENDED AUGUST 28, 2010

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions Except Share Data)
(Unaudited)

	August 28, 2010	May 29, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$138.8	$134.8
Marketable securities	11.0	12.1
Accounts receivable, net	163.0	144.7
Inventories:
Finished goods	40.4	32.9
Work in process	10.2	8.9
Raw materials	16.7	16.1
Total inventories	67.3	57.9
Prepaid expenses and other	47.5	45.2
Total current assets	427.6	394.7
Property and equipment, at cost	730.6	724.1
Less — accumulated depreciation	(558.2)	(548.9)
Net property and equipment	172.4	175.2
Other Assets:
Goodwill and indefinite-lived intangibles	133.2	132.6
Other amortizable intangibles, net	25.0	25.0
Other noncurrent assets	43.3	43.1
Total other assets	201.5	200.7
Total Assets	$801.5	$770.6

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities:
Unfunded checks	$6.4	$4.3
Current maturities of long-term debt	100.0	100.0
Accounts payable	104.4	96.3
Accrued compensation and benefits	42.3	41.1
Unearned revenue	12.6	10.1
Accrued income tax and other taxes	9.9	6.5
Other accrued liabilities	65.2	54.7
Total current liabilities	340.8	313.0
Long-term Liabilities:
Long-term debt, less current maturities	201.0	201.2
Pension and post-retirement benefits	127.5	124.2
Other liabilities	34.0	52.1
Total long-term liabilities	362.5	377.5
Total Liabilities	703.3	690.5
Shareholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized, none issued)	—	—
Common stock, $0.20 par value (240,000,000 shares authorized)	11.4	11.4
Additional paid-in capital	56.4	55.9
Retained earnings	167.3	152.4
Accumulated other comprehensive loss	(133.5)	(136.2)
Key executive deferred compensation plans	(3.4)	(3.4)
Total Shareholders' Equity	98.2	80.1
Total Liabilities and Shareholders' Equity	$801.5	$770.6
See accompanying notes to condensed consolidated financial statements

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended
	August 28, 2010	August 29, 2009
Net Sales	$380.7	$324.0
Cost of Sales	257.1	216.5
Gross Margin	123.6	107.5
Operating Expenses	93.5	90.8
Restructuring and Other Related Expenses	0.9	2.6
Operating Earnings	29.2	14.1
Other Expenses (Income):
Interest expense	5.0	5.9
Other, net	1.0	(0.1)
Earnings Before Income Taxes	23.2	8.3
Income Tax Expense (Credit)	7.1	(0.1)
Net Earnings	$16.1	$8.4
Earnings Per Share — Basic	$0.28	$0.15
Earnings Per Share — Diluted	$0.22	$0.14
Dividends Declared, Per Share	$0.0220	$0.0220

See accompanying notes to condensed consolidated financial statements

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS
(Dollars in Millions)
(Unaudited)

	Three Months Ended
	August 28, 2010	August 29, 2009
Cash Flows from Operating Activities:
Net earnings	$16.1	$8.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	9.9	10.8
Stock-based compensation	0.8	1.2
Pension expense	3.3	3.2
Restructuring and other related expenses	0.9	2.6
Contingent consideration adjustment	(5.3)	(1.2)
Excess tax benefit due to stock options	0.3	0.4
Other, net	0.6	(2.4)
(Increase) Decrease in current assets	(30.7)	36.4
Increase (Decrease) in current liabilities	14.2	(32.6)
Increase (Decrease) in non-current liabilities	(0.1)	0.4
Net Cash Provided by Operating Activities	10.0	27.2

Cash Flows from Investing Activities:
Notes receivable, net	—	(6.7)
Marketable security sales	1.3	—
Capital expenditures	(5.8)	(5.8)
Acquisitions, net of cash	—	(30.4)
Other, net	(1.2)	(0.5)
Net Cash Used for Investing Activities	(5.7)	(43.4)

Cash Flows from Financing Activities:
Net long-term debt repayments	—	(75.0)
Dividends paid	(1.2)	(1.2)
Excess tax benefit due to stock options	(0.3)	(0.4)
Common stock issued	0.5	0.6
Common stock repurchased and retired	(0.6)	(0.7)
Net Cash Used for Financing Activities	(1.6)	(76.7)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	1.3	0.3

Net Increase (Decrease) in Cash and Cash Equivalents	4.0	(92.6)

Cash and Cash Equivalents, Beginning of Period	134.8	192.9

Cash and Cash Equivalents, End of Period	$138.8	$100.3
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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position of the company as of August 28, 2010, and the results of its operations and cash flows for the interim periods presented. Operating results for the three-month period ended August 28, 2010, are not necessarily indicative of the results that may be expected for the year ending May 28, 2011. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the company's Form 10-K filing for the year ended May 29, 2010. Certain prior year information has been reclassified to conform to the current year presentation.

2. NEW ACCOUNTING STANDARDS
In April 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update(ASU) No. 2010-13, Compensation-Stock Compensation (Topic 718)-Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier application is permitted. The company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the company.

In December 2009, the FASB issued ASU 2009-16, Transfers and Servicing (Topic 860)-Accounting for Transfers of Financial Assets. ASU 2009-16 revises previous authoritative guidance related to accounting for transfers of financial assets, and requires more disclosures about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. The company adopted the disclosure requirements of ASU 2009-16 in the first quarter of fiscal 2011.

In December 2009, the FASB issued ASU No. 2009-17, Consolidations (Topic 810)-Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities including the effect on financial statements and any significant changes in risk exposure due to that involvement. The company adopted the disclosure requirements of ASU 2009-17 in the first quarter of fiscal 2011.

3. FISCAL YEAR
The company's fiscal year ends on the Saturday closest to May 31. Fiscal 2011, the year ending May 28, 2011, and fiscal 2010, the year ending May 29, 2010, each contain 52 weeks. The first three months of fiscal 2011 and fiscal 2010 each contained 13 weeks.

4. FOREIGN CURRENCY TRANSLATION
The functional currency for significant foreign subsidiaries is the local currency. The cumulative effect of translating the balance sheet accounts from the functional currency into the United States dollar using period-end exchange rates and translating revenue and expense accounts using average exchange rates for the period is reflected as a component of “Accumulated other comprehensive loss” in the Condensed

Consolidated Balance Sheets. The financial statement impact resulting from remeasuring all foreign currency transactions into the appropriate functional currency, which was included in “Other Expenses (Income)” in the Condensed Consolidated Statements of Operations, was a net loss of $0.9 million for the three month period ended August 28, 2010. For the three month period ending August 29, 2009, the financial statement impact was a net loss of $0.1 million.

5. COMPREHENSIVE INCOME
Comprehensive income consists of net earnings, foreign currency translation adjustments, pension and post-retirement liability adjustments and unrealized holding gain (loss) on “available-for-sale” securities. Comprehensive income was $18.8 million and $9.3 million for the three months ended August 28, 2010, and August 29, 2009, respectively. The following table presents the components of “Accumulated other comprehensive loss” for the period indicated.

(In millions)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Liability Adjustments (net of tax)	Unrealized Holding Period Gain (Loss) (net of tax)	Total Accumulated Other Comprehensive Loss
Balance, May 29, 2010	$(12.3)	$(123.8)	$(0.1)	$(136.2)
Other comprehensive income for the three months ended August 28, 2010	2.6	—	0.1	2.7
Balance, August 28, 2010	$(9.7)	$(123.8)	$—	$(133.5)

6. COMMON STOCK AND EARNINGS PER SHARE
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS).

	Three Months Ended
	August 28, 2010	August 29, 2009
Numerators:
Numerator for basic EPS, net earnings (In millions)	$16.1	$8.4
Income from adjustments to contingent consideration that can be settled in common stock at the company's option, net of tax (In millions)	(3.3)	(0.7)
Numerator for diluted EPS, net earnings (In millions)	$12.8	$7.7

Denominators:
Denominator for basic EPS, weighted-average common shares outstanding	56,976,466	55,164,729

Potentially dilutive shares resulting from stock plans and contingent consideration issued for acquisition	888,555	1,684,900

Denominator for diluted EPS	57,865,021	56,849,629

Options to purchase 2,702,551 and 2,768,468 shares of common stock for the three months ended August 28, 2010 and August 29, 2009, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.

The company grants restricted stock and restricted stock units to certain key employees which are included in the denominator for diluted EPS. Each restricted stock unit represents one equivalent share of the company's common stock to be awarded, free of restrictions, after the vesting period. However, these shares do not entitle participants to the rights of shareholders of common stock, such as voting rights, and they are forfeitable at all times prior to the vesting date. Dividend-equivalent awards are credited and accumulate quarterly and are forfeitable at all times until vested.

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

7. STOCK-BASED COMPENSATION
The company accounts for stock-based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718, Compensation-Stock Compensation (“ASC Topic 718”). Compensation costs related to the company's stock-based compensation plans resulted in an expense of $0.8 million and $1.2 million for the three month periods ending August 28, 2010 and August 29, 2009, respectively. The related excess income tax benefit was $0.3 million and $0.4 million for the respective three-month periods.

Stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three months ended August 28, 2010 and August 29, 2009 has been reduced for estimated forfeitures, as it is based on awards ultimately expected to vest. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

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

	Three Months Ended
	August 28, 2010	August 29, 2009
Risk-free interest rates (1)	2.03%	2.84%
Expected term of options (2)	5.5 years	5.5 years
Expected volatility (3)	42%	41%
Dividend yield (4)	0.51%	0.56%
Weighted-average grant-date fair value of stock options:
Granted with exercise prices equal to the fair market value of the stock on the date of grant	$6.787	$6.236

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

Restricted Stock Units
The company grants restricted stock units to certain key employees. This program provides that the actual number of restricted stock units awarded is based on the value of a portion of the participants long-term incentives compensation divided by the fair market value of the company stock on the date of grant. In some years the awards have been partially tied to the company's financial performance for the year in which the grant was based. The awards generally cliff-vest after a three-year service period, with prorated vesting under certain circumstances and continued vesting into retirement. Each restricted stock unit represents one equivalent share of the company's common stock to be awarded, free of restrictions, after the vesting period. Compensation expense related to these awards is recognized over the requisite service period, which includes any applicable performance period. Dividend equivalent awards are granted quarterly. The units do not entitle participants the rights of shareholders of common stock, such as voting rights until shares are issued after the vesting period.

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

Employee Stock Purchase Program
Under the terms of the company's Employee Stock Purchase Plan, four million shares of authorized common stock were reserved for purchase by plan participants at 85.0 percent of the market price. The company recognizes pre-tax compensation expense related to the market value discount.

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

Cash payments for income taxes and interest were as follows.

	Three Months Ended
(In millions)	August 28, 2010	August 29, 2009
Income taxes paid (refunded), net	$0.6	$(3.7)
Interest paid	$6.3	$6.3

9. FAIR VALUE MEASUREMENTS
The company follows the provisions of ASC Topic 820, Fair Value Measurements and Disclosures, for financial assets and liabilities, and for its non-financial assets and liabilities. In the first quarter of fiscal 2009, neither had a material impact on the company's consolidated financial statements. ASC Topic 820 provides a comprehensive framework for measuring the fair value of assets and liabilities and related disclosures about fair value measurements. Specifically, this Topic sets forth a definition of fair value, and establishes a hierarchy prioritizing the use of inputs in valuation techniques. This Topic defines levels within the hierarchy as follows:

•     Level 1— Financial instruments with unadjusted, quoted prices listed on active market exchanges.
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

The following describes the methods the company uses to estimate the fair value of financial assets and liabilities, to which there have been no significant changes in the current period:

Available-for-sale securities — The company's Level 2 available-for-sale marketable securities primarily include asset-backed debt securities and corporate debt securities and are valued using quoted prices for similar securities.

Interest rate swap agreements and foreign currency forward contracts — The company's Level 2 interest rate swap agreements and foreign currency forward contracts values are determined using a market approach based on rates obtained from active markets.

Foreign currency exchange contracts — The company's Level 2 foreign currency exchange contracts are valued using an approach based on foreign currency exchange rates obtained from active markets. The estimated fair value of forward currency exchange contracts is based on month-end spot rates as adjusted by market-based current activity.

The following tables set forth financial assets and liabilities measured at fair value in the Condensed Consolidated Balance Sheets and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of August 28, 2010 and May 29, 2010.

(In millions)	Fair Value Measurements as of August 28, 2010
Financial Assets	Quoted Prices With Other Observable Inputs (Level 2)
Available-for-sale marketable securities:
Asset-backed securities	$0.8
Corporate securities	4.3
Government obligations	5.3
Mortgage-backed securities	0.6
Interest rate swap agreements	1.0
Foreign currency forward contracts	0.1
Deferred compensation plan	2.0
Total	$14.1

(In millions)	Fair Value Measurements as of May 29, 2010
Financial Assets	Quoted Prices With Other Observable Inputs (Level 2)
Available-for-sale marketable securities:
Asset-backed securities
Asset-backed securities	$0.8
Corporate securities	5.1
Government obligations	5.3
Mortgage-backed securities	0.9
Interest rate swap agreements	1.2
Deferred compensation plan	1.9
Total	$15.2

The following is a summary of the carrying and market values of the company's marketable securities as of the respective dates.

	August 28, 2010
(In millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value
Asset-backed securities	$0.8	$—	$—	$0.8
Corporate securities	4.2	0.1	—	4.3
Government obligations	5.3	—	—	5.3
Mortgage-backed securities	0.7	—	(0.1)	0.6
Total	$11.0	$0.1	$(0.1)	$11.0

	May 29, 2010
(In millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value
Asset-backed securities	$0.8	$—	$—	$0.8
Corporate securities	5.1	—	—	5.1
Government obligations	5.3	—	—	5.3
Mortgage-backed securities	1.0	0.1	(0.2)	0.9
Total	$12.2	$0.1	$(0.2)	$12.1

The company's portfolio of marketable securities is primarily comprised of investment grade fixed-income securities and market-indexed equity based mutual funds. These investments are held by the company's wholly-owned insurance captive and are considered “available-for-sale” as defined in ASC Topic 320, Investments-Debt and Equity Securities (“ASC Topic 320”). Accordingly, they have been recorded at fair market value based on quoted market prices, with the resulting net unrealized holding gains or losses reflected, net of tax, as a component of “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets (see Note 5).

Net investment income recognized in the Condensed Consolidated Statements of Operations resulting from these investments was negligible and $0.1 million for the periods ending August 28, 2010 and August 29, 2009, respectively.

Topic 320 provides guidance on determining when an investment is other-than-temporarily impaired. The company reviews its fixed income and equity investment portfolio for any unrealized losses that would be deemed other-than-temporary and require the recognition of an impairment loss in income. If the cost of an investment exceeds its fair value, the company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than its cost, the company's intent to hold the investments, and whether it is more likely than not that the company will be required to sell the investments before recovery of their amortized cost basis. The company also considers the type of security, related industry and sector performance, as well as published investment ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. If conditions within individual markets, industry segments, or macro-economic environments deteriorate, the company could incur future impairments. In the fourth quarter of fiscal 2009, the company determined that equity investment losses of $0.6 million represented an other-than-temporary impairment and, accordingly, these losses were recognized in the Consolidated Statement of Operations. In the second quarter of fiscal 2010, the company determined that certain debt securities had other-than-temporarily impaired assets in the amount of $0.8 million. Of these losses, $0.4 million were determined to be credit-related and were, therefore, recognized in the Consolidated Statement of Operations, “Other Expenses (Income): Other, net” line item. The remainder of the impairment is recognized as a component of accumulated other comprehensive loss.

The following is a summary of the credit loss component of the company's debt securities that have been written down for other-than-temporary-impairment (OTTI) with the credit loss component recognized in earnings and the remaining impairment loss related to all other factors recognized in accumulated other comprehensive loss:

(In millions)
Balance, May 29, 2010	$0.2
Additions:
Credit losses for which OTTI was not previously recognized	—
Additional increases to the amount related to credit loss for which OTTI was previously recognized	—
Subtractions:
Realized gains recorded previously as credit losses	(0.2)
Balance, August 28, 2010	$—

Maturities of debt securities included in marketable securities as of August 28, 2010, are as follows.

(In millions)	Cost	Market Value
Due within one year	$2.0	$2.0
Due after one year through five years	8.8	8.9
Due after five years through ten years	0.2	0.1
Due after ten years	—	—
Total	$11.0	$11.0

Investments that are in unrealized loss positions as of August 28, 2010 are as follows:

(In millions)	Aggregate Unrealized Loss	Aggregate Fair Value	Number of Investments in Unrealized Loss Position
Less than one year	$—	$—	—
Greater than one year	$(0.1)	$0.1	3

10. OPERATING SEGMENTS
The company is comprised of two primary operating segments as defined by ASC Topic 280, Segment Reporting: North American Furniture Solutions and non-North American Furniture Solutions.

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

The company also reports an “Other” category consisting primarily of its North American Home and startup businesses and certain unallocated corporate expenses. North American Home includes the operations associated with the design, manufacture and sale of furniture products for residential settings in the United States, Canada, and Mexico. The start-up businesses are discrete operations, such as Convia, Inc., or activities aimed at developing innovative products to serve current and new markets. This category also includes restructuring and impairment costs.

The performance of the operating segments is evaluated by the company's management using various financial measures. The following is a summary of certain key financial measures for the respective fiscal periods indicated:

	Three Months Ended
(In millions)	August 28, 2010	August 29, 2009
Net Sales:
North American Furniture Solutions	$311.1	$269.7
Non-North American Furniture Solutions	58.7	41.8
Other	10.9	12.5
Total	$380.7	$324.0
Depreciation and Amortization:
North American Furniture Solutions	$9.1	$9.6
Non-North American Furniture Solutions	0.8	0.8
Other	—	0.4
Total	$9.9	$10.8
Operating Earnings (Loss):
North American Furniture Solutions	$27.6	$21.4
Non-North American Furniture Solutions	1.3	(1.6)
Other	0.3	(5.7)
Total	$29.2	$14.1
Capital Expenditures:
North American Furniture Solutions	$5.0	$5.6
Non-North American Furniture Solutions	0.8	0.2
Other	—	—
Total	$5.8	$5.8

(In millions)	August 28, 2010	May 29, 2010
Total Assets:
North American Furniture Solutions	$646.3	$620.7
Non-North American Furniture Solutions	140.9	131.2
Other	14.3	18.7
Total	$801.5	$770.6
Goodwill:
North American Furniture Solutions	$104.7	$104.6
Non-North American Furniture Solutions	5.3	4.8
Other	—	—
Total	$110.0	$109.4
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

11. GOODWILL AND INDEFINITE-LIVED INTANGIBLES
We account for our goodwill and indefinite-lived assets in accordance with ASC Topic 350, Intangibles-Goodwill and Other. Goodwill and other indefinite-lived assets included in the Consolidated Balance Sheet consist of the following as of August 28, 2010 and May 29, 2010:

(In millions)	Goodwill	Indefinite-lived Intangible Assets	Total Goodwill and Indefinite-lived Intangible Assets
Balance, May 29, 2010	$109.4	$23.2	$132.6
Currency-related adjustments	0.6	—	0.6
Balance, August 28, 2010	$110.0	$23.2	$133.2

12. OTHER AMORTIZABLE INTANGIBLES, NET
The company's amortizable intangible assets consist primarily of patents, trademarks, customer relationships, intellectual property rights, and non-compete agreements. As of August 28, 2010, the combined gross carrying value and accumulated amortization was $35.9 million and $10.9 million, respectively. As of May 29, 2010, these amounts totaled $35.2 million and $10.2 million, respectively. The company amortizes these assets over their remaining useful lives using the straight-line method over periods ranging from 5 to 17 years.

Amortization expense related to intangible assets totaled approximately $0.7 million for the three month periods ending August 28, 2010, and August 29, 2009.

Estimated amortization expense for intangible assets as of August 28, 2010, for each of the succeeding fiscal years is as follows:

(In millions)	Remaining 2011	$1.9
	2012	$2.4
	2013	$2.4
	2014	$2.2
	2015	$1.9

13. LONG TERM DEBT
In January 2008, the company issued a total of $200 million in senior unsecured private placement notes. Notes in the principal amount of $150 million bear interest at 6.42 percent and are due in January 2018. The remaining $50 million in private placement notes bear interest at 5.94 percent and are due in January 2015. Related interest payments are due semi-annually.

During the first quarter of fiscal 2010 we renegotiated the syndicated revolving line of credit, reducing our availability from $250 million to $150 million, while giving us additional covenant flexibility. This facility expires in June 2012 and outstanding borrowings bear interest at rates based on the prime rate, federal funds rate, LIBOR, or negotiated rates as outlined in the agreement. Interest is payable periodically throughout the period a borrowing is outstanding. As of August 28, 2010 and May 29, 2010, total usage against this facility was $9.6 million and $11.2 million respectively, all of which related to outstanding letters of credit.

In March 2001, the company sold publicly registered debt securities totaling $175 million. These senior notes mature on March 15, 2011 and bear an annual interest rate of 7.125 percent, with interest payments due semi-annually. During the first quarter of fiscal 2010, we completed the repurchase of $75 million of the registered debt securities. In addition to improving our covenant metrics this action reduced our interest expense run rate by approximately $1.3 million per quarter.

Our senior notes and the unsecured senior revolving credit facility restrict, without prior consent, our borrowings, capital leases, and the sale of certain assets. In addition, we have agreed to maintain certain financial performance ratios, which include a maximum leverage ratio covenant, which is measured by the ratio of debt to trailing four quarter adjusted EBITDA (as defined in the credit agreement) and is required to be less than 3.5:1, and a minimum interest coverage ratio, which is measured by the ratio of trailing four quarter EBITDA to trailing four quarter interest expense (as defined in the credit agreement) and is required to be greater than 4:1. Adjusted EBITDA is generally defined in the credit agreement to adjust EBITDA by certain items which include non-cash, share-based compensation, non-recurring restructuring costs, adjustments to contingent consideration liabilities and extraordinary items. At August 28, 2010 and May 29, 2010, we were in compliance with all applicable restrictions and performance ratios and anticipate remaining so for the foreseeable future.

The company previously entered into a fixed-to-floating interest rate swap agreement, which expires on

March 15, 2011, that effectively converted $50 million of fixed-rate debt securities to a floating-rate basis. The fair value of this swap instrument, which is based upon expected LIBOR rates over the remaining term of the instrument, was approximately $1.0 million at August 28, 2010, and is reflected as an addition to long-term debt and an offsetting addition to non-current assets in the Condensed Consolidated Balance Sheets. As of May 29, 2010, the fair value of approximately $1.2 million is reflected as an addition to long-term debt and an offsetting addition to other non-current assets. The floating interest rate for this agreement is based on the six-month LIBOR, set in-arrears at the end of each semi-annual period, which is estimated to be 3.3 percent and 3.8 percent at August 28, 2010 and May 29, 2010, respectively. The interest rate resets during the second and fourth quarter of each fiscal year; the company does not anticipate future rate changes to have a material impact on the consolidated financial statements.

As of August 28, 2010, a total of $50.0 million of the company's outstanding debt was effectively converted to a variable-rate basis as a result of the remaining interest rate swap arrangement. This swap is a fair-value hedge and qualifies for hedge-accounting treatment using the “short-cut” method under the provisions of the FASB ASC Topic 815, Derivatives and Hedging (“ASC Topic 815”). Under this accounting treatment, the change in the fair value of the interest rate swap is equal to the change in value of the related hedged debt and, as a result, there is no net effect on earnings. This agreement requires the company to pay floating-rate interest payments in return for receiving fixed-rate interest payments that coincide with the semi-annual payments to the debt holders at the same date.

The counterparty to this swap instrument is a large financial institution which the company believes is of high-quality creditworthiness. While the company may be exposed to potential losses due to the credit risk of non-performance by this counterparty, such losses are not anticipated. The impact of the swap arrangement on interest expense was a reduction of $0.5 million for the three-month periods ending August 28, 2010, and August 29, 2009.

14. GUARANTEES, INDEMNIFICATIONS, AND CONTINGENCIES
Product Warranties
The company provides warranty coverage to the end-user for parts and labor on products sold. The standard length of warranty is 12 years; however, this varies depending on the product classification. The company does not sell or otherwise issue warranties or warranty extensions as stand-alone products. Reserves have been established for the various costs associated with the company's warranty program and are included in the Condensed Consolidated Balance Sheets under “Other accrued liabilities.” General warranty reserves are based on historical claims experience and other currently available information. These reserves are adjusted once an issue is identified and the actual cost of correction becomes known or can be estimated.

(In millions)	Three Months Ended
	August 28, 2010	August 29, 2009
Accrual Balance — beginning	$16.0	$15.4
Accrual for warranty matters	3.3	2.9
Settlements and adjustments	(3.3)	(2.9)
Accrual Balance — ending	$16.0	$15.4

Other Guarantees
The company is periodically required to provide performance bonds in order to do business with certain customers. These arrangements are common and generally have terms ranging between one and three years. The bonds are required to provide assurances to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies; however, the company is ultimately liable for claims that may occur against them. As of August 28, 2010, the company had a maximum financial exposure related to performance bonds totaling approximately $19.9 million. The company has no history of claims, nor is it aware of circumstances that would require it to pay under any of these arrangements. The company also believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company's financial statements. Accordingly, no liability has been recorded as of August 28, 2010 and May 29, 2010.

The company has entered into standby letter of credit arrangements for the purpose of protecting various insurance companies against default on the payment of certain premiums and claims. A majority of these arrangements are related to the company's wholly-owned captive insurance company. As of August 28, 2010, the company had a maximum financial exposure from these standby letters of credit totaling approximately $9.6 million. The company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company's financial statements. Accordingly, no liability has been recorded as of August 28, 2010 and May 29, 2010.

Contingencies
The company leases a facility in the U.K. under an agreement that will expire in June 2011. Under the terms of the lease, the company is required to perform the maintenance and repairs necessary to address the general dilapidation of the facility. The ultimate cost of this provision to the company is dependent on a number of factors including, but not limited to, the future use of the facility by the lessor and whether the company chooses and is permitted to renew the lease term. The company has estimated the cost of these maintenance and repairs to be between $0 and $3 million, depending on the outcome of future plans and negotiations. As a result, an estimated liability of $1.1 million has been recorded as a liability reflected under the caption “Other accrued liabilities” in the Condensed Consolidated Balance Sheets at both August 28, 2010, and May 29, 2010.

The company has an additional lease obligation in the U.K. until May 2014 for a facility that it previously exited. The estimated liability of $1.6 million and $1.5 million is reflected under the caption “Other liabilities” in the Condensed Consolidated Balance Sheets at August 28, 2010 and May 29, 2010, respectively.

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

15. INCOME TAXES
The effective tax rates for the three months ended August 28, 2010 and August 29, 2009, were 30.8 percent and (0.7) percent, respectively. The company's United States federal statutory rate is 35.0 percent. The effective rate in the current year is below the statutory rate primarily due to the manufacturing deduction under the American Jobs Creation Act of 2004 (AJCA) and foreign tax credits recognized related to a dividend paid. The effective tax rate in the prior year was below the statutory rate primarily due to the reduction of uncertain tax benefits reserve following the closure of an Internal Revenue Service (IRS) audit for the fiscal years 2005 through 2008.

The company has income tax accruals associated with uncertain tax benefits totaling $2.1 million and $3.9 million as of August 28, 2010 and August 29, 2009, respectively. In July 2009, the IRS closed its examination of the fiscal years 2005 through 2008. With the closure of the audit, the company recognized a $2.9 million tax benefit from adjusting such reserves through the first quarter of fiscal 2010.

The company recognizes interest and penalties related to uncertain tax benefits through income tax expense in its statement of operations. Interest and penalties recognized in the company's Condensed Consolidated Statements of Operations during the three-month periods ended August 28, 2010 and August 29, 2009 were negligible. As of August 28, 2010 and August 29, 2009, the company's recorded liability for potential interest and penalties related to uncertain tax benefits totaled $0.8 million and $1.0 million respectively.

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

In fiscal 2010 the company has closed the audits of fiscal years 2005 to 2009 with the Internal Revenue Service under the Compliance Assurance Process (CAP). For the majority of the remaining tax jurisdictions, the company is no longer subject to state and local, or non-U.S. income tax examinations by tax authorities for fiscal years before 2007.

16. EMPLOYEE BENEFIT PLANS
The following tables summarize the costs of the company's employee pension and other post-retirement plans for the periods indicated.

(In millions)	Three Months Ended
	Pension Benefits		Other Post-Retirement Benefits
	August 28, 2010	August 29, 2009	August 28, 2010	August 29, 2009
Domestic:
Service cost	$1.7	$1.9	$—	$—
Interest cost	3.8	4.6	0.1	0.2
Expected return on plan assets	(4.6)	(4.6)	—	—
Net amortization loss	1.5	0.8	0.1	0.1
Net periodic benefit cost	$2.4	$2.7	$0.2	$0.3

International:
Service cost	$0.4	$—
Interest cost	1.0	1.1
Expected return on plan assets	(1.0)	(1.1)
Net amortization loss	0.3	0.2
Net periodic benefit cost	$0.7	$0.2

Subsequent to the first quarter of fiscal 2011 the company made $8.9 million in cash contributions to its primary domestic pension plan. The company is currently evaluating what additional voluntary contributions, if any, will be made to its various employee retirement plans in fiscal 2011. While it is difficult to know what funding will be needed due to the complex nature of the variables involved in calculating funding requirements and the volatility of these variables in the market, the company currently estimates additional funding for the primary domestic benefit plan of up to $6.1 million during the remainder of fiscal 2011.

17. ACQUISITIONS AND DIVESTITURES

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

There are two forms of contingent consideration provided to the sellers, a success fee and contingent value rights (CVRs), both of which are included in the balance sheet in the long-term liabilities, other liabilities line item. The contingent liabilities are presented net of a $6.9 million note receivable that was issued by the sellers in exchange for cash at the acquisition date, and is payable only to the extent it can be offset against the contingent consideration. The success fee payment may range between $0 and $25 million based on performance from June 2010 through May 2011. Any payment due may be settled in the form of cash or stock at the company's discretion. At the acquisition date, the fair value of the success fee was $14.4 million and as of August 28, 2010, the success fee was valued at $5.6 million, with the change in value reflected within “Operating expenses" in the Condensed Consolidated Statements of Operations. The fair value of the success fee is estimated based on projected revenues for fiscal 2011. These projections were based on sales and order performance through the first quarter of fiscal 2011, growth expectations, as well as assumptions on winning future projects. The projected revenue performance and resulting payout will be impacted by general economic conditions, health care reform legislation and the company's project win rate.

There is a CVR for each of the 2,041,666 shares of common stock issued in the transaction. Each CVR entitles the holder to compensation in the event that the company's share price is below $24.00 per share at June 30, 2011. A floor price of $13.28 per share has been established that provides a maximum payout of $10.72 per share to be paid at the time of share redemption. Any payment due may be settled in the form of cash or stock at the company's discretion. At the acquisition date, the fair value of the CVRs was $16.3 million and as of August 28, 2010, the CVRs were valued at $14.2 million with the change in value reflected within “Operating expenses” in the Condensed Consolidated Statements of Operations. The fair value of the CVRs is estimated using a Black-Scholes model which uses several key assumptions, including the current share price of the company. The fair value estimate of the CVRs is calculated at the end of each quarter. The following key assumptions were used to determine the fair value as of the respective date.

August 28, 2010
Risk-free interest rates	1.04%
Expected term	0.8 years
Expected volatility	59%
Dividend yield	0.46%

The note receivable received in exchange for cash was offset against the contingent liability recorded within Other accrued liabilities within the Condensed Consolidated Balance Sheets.

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

Nemschoff is included in the company's North American segment; therefore, all of the goodwill recorded in the acquisition has been allocated to that segment. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce. Substantially all of the goodwill is amortizable for income tax purposes.

CBS
On April 6, 2010, the company acquired all the outstanding equity interest in Colebrook Bosson Saunders, (CBS) a worldwide leader in the design, manufacture and distribution of ergonomic work tools with headquarters located in London, England and additional showrooms in New York and Australia. CBS has annualized net sales of approximately $15 million during the company's last fiscal year. Cash used for the acquisition of CBS was approximately $14.4 million.

Additionally, CBS may be entitled to contingent consideration in the form of performance-based payments in the range of zero and $14.3 million, payable in British pound sterling, that would be earned over the next five years. The contingent consideration is based on a combination of attained revenue and profitability targets. The contingent consideration is included in the balance sheet in the long-term liabilities, other liabilities line item. Any payment due will be settled in cash. At the acquisition date, the fair value of the contingent consideration was $2.9 million. As of August 28, 2010, the contingent consideration value was $2.9 million with $1.5 million recorded as a current liability and $1.4 million recorded as a long-term liability as of August 28, 2010. Any change in value due to change in estimates will be reflected within “Operating expenses” in the Condensed Consolidated Statements of Operations.

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

18. RESTRUCTURING PLAN

2009 Action
During the third quarter of fiscal 2009, the company executed a restructuring plan (“the 2009 Plan”) that reduced operating expenses in order to improve operating performance, profitability and further enhance productivity and efficiencies. The 2009 Plan eliminated approximately 1,400 salaried, hourly and temporary positions, primarily in the North American Furniture Solutions segment. A number of these employees were offered termination benefits, including severance and outplacement services. Additionally, the company consolidated facilities and exited leased buildings. In connection with these actions, the company recognized $28.4 million and $1.3 million of pre-tax charges during fiscal 2009 and fiscal 2010, respectively.

The following is a summary of changes in restructuring accruals during fiscal 2010 and fiscal 2011 for the 2009 Plan.

(In millions)	Total Plan Costs	Severance and Outplacement Costs	Leased Building Exit Costs
Balance as of May 30, 2009	$9.6	$7.0	$2.6
Restructuring expenses	1.3	0.7	0.6
Cash payments	(9.5)	(7.4)	(2.1)
Adjustment	(0.1)	(0.1)	—
Balance as of May 29, 2010	$1.3	$0.2	$1.1
Restructuring expenses	—	—	—
Cash payments	(0.7)	(0.2)	(0.5)
Adjustment	—	—	—
Balance as of August 28, 2010	$0.6	$—	$0.6

Manufacturing Consolidation
In May and June 2009, the company announced a plan (“the Manufacturing Consolidation Plan”) to consolidate manufacturing operations with the closure of its Integrated Metal Technologies (IMT) subsidiary in Spring Lake, Michigan and Brandrud facility in Auburn, Washington. Under this plan for the IMT closure, the company retained existing West Michigan production capacity and enhanced operational efficiency, with the majority of work and equipment move to other newer, larger facilities in the area. Relocation began during the first quarter of fiscal 2010, with final closure completed in the fourth quarter. For the Brandrud closure, the company further consolidated manufacturing operations with the transfer of substantially all of the manufacturing capabilities of Brandrud to its Nemschoff manufacturing plants. The anticipated cost for this action is $12.3 million with approximately $2.0 million, $9.7 million, and $0.6 million of these costs having been recognized in fiscal 2009, fiscal 2010, and fiscal 2011, respectively. We do not anticipate any further significant costs for this action. The remaining accrued costs will be paid for with cash generated from operations during fiscal 2011.

The following is a summary of changes in restructuring accruals during fiscal 2010 and fiscal 2011 for the Manufacturing Consolidation Plan.

(In millions)	Total Plan Costs	Severance and Outplacement Costs	Leased Building Exit Costs
Balance as of May 30, 2009	$—	$—	$—
Restructuring expenses	9.7	5.3	4.4
Cash payments	(5.9)	(3.4)	(2.5)
Adjustment	(1.2)	(0.4)	(0.8)
Balance as of May 29, 2010	$2.6	$1.5	$1.1
Restructuring expenses	0.6	0.2	0.4
Cash payments	(2.3)	(1.4)	(0.9)
Balance as of August 28, 2010	$0.9	$0.3	$0.6

2010 Action
During the fourth quarter of fiscal 2010, the company executed a restructuring plan (“the 2010 Plan”) that reduced operating expenses in order to improve operating performance, profitability and further enhance productivity. This Plan reduced our salaried workforce, primarily in North America, by approximately 70 employees. This Plan resulted in expenses of approximately $3.2 million during fiscal 2010 and $0.3 million during the first quarter of fiscal 2011. We do not anticipate significant costs in future periods for this Plan.

The following is a summary of changes in restructuring accruals during fiscal 2010 and fiscal 2011 for the 2010 Plan.

(In millions)	Total Plan Costs	Severance and Outplacement Costs	Leased Building Exit Costs
Balance as of May 30, 2009	$—	$—	$—
Restructuring expenses	3.2	2.9	0.3
Cash payments	(0.1)	(0.1)	—
Balance as of May 29, 2010	$3.1	$2.8	$0.3
Restructuring expenses	0.3	0.2	0.1
Cash payments	(1.8)	(1.7)	(0.1)
Adjustment	(0.1)	—	(0.1)
Balance as of August 28, 2010	$1.5	$1.3	$0.2

In addition to the fiscal 2010 restructuring expenses noted above, the 2010 Plan included an impairment of certain assets totaling $2.5 million during fiscal 2010 that were related to our Convia line of business. These assets related to products that we determined had no anticipated future revenue stream to the company.

These charges have been reflected separately as restructuring expenses in the Consolidated Statements of Operations. Restructuring expenses are reflected in the reportable operating segments in the “Other” category (see Note 10).

19. DERIVATIVE FINANCIAL INSTRUMENTS
The company follows the provisions of the FASB ASC Topic 815 Derivative and Hedging (“ASC Topic 815”). The adoption had no financial impact on our consolidated financial statements and only required additional financial statement disclosures. The requirements of ASC Topic 815 have been applied on a prospective basis. Accordingly, disclosures related to interim periods prior to the date of adoption have not been presented.

Interest Rate Swap Agreements
We have used interest rate swaps in order for a portion of interest bearing debt to be variable, which matches interest expense with our business cycle. As of August 28, 2010, the company has one interest rate swap agreement that has the economic effect of modifying the fixed interest obligations associated with a portion of our public debt securities due March 15, 2011 so that the interest payable on the senior notes effectively becomes variable at a rate set to the six-month LIBOR rate plus 2.65 percent. The critical terms of the interest rate swap agreement and a component of the public debt securities match, including the notional amounts, interest rate reset dates, maturity dates and underlying market indices. Accordingly, as of August 28, 2010, a total of $50.0 million of the company's outstanding debt was effectively converted to a variable-rate basis as a result of the interest rate swap arrangement. This swap is a fair-value hedge and qualifies for hedge-accounting treatment, whereby the change in the fair value of the interest rate swap is equal to the change in value of the related hedged debt and, as a result, there is no net effect on earnings. The agreement requires the company to pay floating-rate interest payments in return for receiving fixed-rate interest payments that coincide with the semi-annual payments to the debt holders at the same date. The periodic interest settlements, which occur at the same interval as the public debt securities, are recorded as interest expense.

Foreign Currency Forward Contracts Not Designated as Hedges
 We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. Under this program, the company's strategy is to have increases or decreases in our foreign currency exposures offset by gains or losses on the foreign currency forward contracts to mitigate the risks and volatility associated with foreign currency transaction gains or losses. These foreign currency exposures typically arise from net liability or asset exposures in non-local currencies on the balance sheets of our foreign subsidiaries. These foreign currency forward contracts generally settle within 90 days and are not used for trading purposes. These forward contracts are not designated as hedging instruments. Accordingly, we record the fair value of these contracts as of the end of the reporting period in the Condensed Consolidated Balance Sheet with changes in fair value recorded in our Condensed Consolidated Statement of Operations. The balance sheet classification for the fair values of these forward contracts is within current assets for unrealized gains and to within current liabilities for unrealized losses. The statement of operations classification for the fair values of these forward contracts is to “Other Expenses (Income): Other, net”, for both realized and unrealized gains and losses.

As of August 28, 2010, the company utilized forward contracts to offset various currency exposures. See our discussion under Item 3, Foreign Exchange Risk, for additional detail.

The effect of derivative instruments on the Condensed Consolidated Statement of Operations for the three month periods ended August 28, 2010 is income of $0.1 million.

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets

(In millions)	Balance Sheet Location	August 28, 2010	August 29, 2009
Interest rate swap agreement — fair market value	Other noncurrent assets	$1.0	$2.1

Foreign currency forward contracts not designated as hedges	Prepaid expenses and other	$0.1	$0.1

Effects of Derivative Instruments on Income (amounts presented exclude any income tax effects)

(In millions)		Three Months Ended
Recognized Expense on Derivative	Expense Location	August 28, 2010	August 29, 2009
Foreign currency forward contracts	Other Expenses (Income): Other, net	$0.1	$(0.1)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors that affected the company's financial condition, earnings and cash flow during the periods included in the accompanying condensed consolidated financial statements. References to “Notes” are to the footnote disclosures included in the condensed consolidated financial statements.

Discussion of Current Business Conditions
We began the fiscal year with a strong start. Sales increased 17.5% over the prior year. Order entry rates were consistent throughout the quarter, in total improving 22% over the prior year and 8% on a sequential quarter basis. In contrast to our experience over the past several quarters, customer demand improved broadly across a variety of industries and geographic regions in both our North American and non-North American business segment.

Net sales for the quarter totaled $381 million, the highest we've reported in almost two years. The improved net sales helped drive manufacturing leverage that was needed to offset additional cost pressures resulting from price discounting, commodity increases, and employee benefit programs.

We also moved forward this quarter in our objectives around employee compensation and benefits. In fiscal 2009, we implemented a series of temporary cost cutting measures that included a 10% wage reduction. At the beginning of the first quarter we re-instated one-half of the reduced wages and we recognized the other half as expense in the first quarter as a result of our wage recovery program. We have re-instated the other half of the reduced wages as of the beginning of the second quarter and have, therefore, retired our wage recovery program.

Operating earnings in the quarter were $29.2 million or 7.7% of sales, up $15.1 million from prior year and up $25.1 million sequentially from the prior quarter. Restructuring expenses were $0.9 million and $2.6 million in the first quarter for fiscal 2011 and 2010, respectively. Restructuring expenses were $9.6 million in in the fourth quarter of fiscal 2010.

The Business Institutional Furniture Manufacturers Association's (BIFMA) most recent domestic industry forecast was released in August 2010. This forecast anticipates that in a calendar year-over-year comparison, orders will continue to increase modestly through the remainder of calendar 2010, and then start calendar 2011 with increased orders. BIFMA's outlook for calendar 2011 shows both orders and shipments increasing between approximately 4 percent and 7 percent.

Analysis of First Quarter Results
The quarters ended August 28, 2010 and August 29, 2009 each included 13 weeks of operations. The following table presents certain key highlights from the results of operations for the periods indicated.

(In millions, except per share data)	Three Months Ended
	August 28, 2010	August 29, 2009	Percent Change
Net Sales	$380.7	$324.0	17.5%
Gross Margin	123.6	107.5	15.0
Operating Expenses	93.5	90.8	3.0
Restructuring	0.9	2.6	(65.4)
Operating Earnings	29.2	14.1	107.1
Net Earnings	$16.1	$8.4	91.7
Earnings per share - diluted	0.22	0.14	57.1
Orders	393.8	322.1	22.3
Backlog	257.1	237.3	8.3%

The following table presents, for the periods indicated, the components of the company's Condensed Consolidated Statements of Operations as a percentage of net sales.

	Three Months Ended
	August 28, 2010	August 29, 2009
Net Sales	100.0%	100.0%
Cost of Sales	67.5	66.8
Gross Margin	32.5	33.2
Operating Expenses	24.6	28.0
Restructuring	0.2	0.8
Operating Margin	7.7	4.4
Other Expense, net	1.6	1.8
Earnings Before Income Taxes	6.1	2.6
Income Tax Expense	1.9	—
Net Earnings	4.2%	2.6%

Consolidated Sales, Orders, and Backlog
Net sales in the first quarter of fiscal 2011 were $380.7 million, an increase of 17.5 percent from the same period last year. Foreign exchange rate changes decreased net sales by approximately $0.8 million in the first quarter of fiscal year 2011. The impact of deeper discounting is estimated to have had a $7.5 million impact on sales over the prior year.

On a sequential quarter basis, consolidated net sales were up $59.2 million from $321.5 million, which represents a 18.4 percent increase.

Orders in the first quarter were $393.8 million, an increase of $71.7 million or 22.3 percent over the same period last year. North American Furniture Solution orders increased 21.6 percent, while Non-North American Furniture Solution orders increased 32.5 percent. Orders within our “Other” category decreased 5.6 percent for the current quarter compared to the same period last year. On a sequential quarter basis, orders increased

8.0 percent.

Our backlog of unfilled orders at August 28, 2010 was $257.1 million, an increase of $19.8 million or 8.3 percent over the balances at the end of our first quarter last year.

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

For the three-month period ended August 28, 2010, our domestic U.S. shipments, as defined by BIFMA, increased 15.0 percent year-over-year, while domestic orders increased 20.2 percent. By comparison, BIFMA reported an estimated year-over-year increase in shipments of 9.0 percent and orders of 15.5 percent for the comparable period.

Consolidated Gross Margin
Consolidated gross margin in the first quarter decreased 70 basis points to 32.5 percent of net sales compared to the first quarter last year. This decrease was driven primarily by higher discounting and also an increase in material cost. Details relative to the major components of consolidated gross margin are as follows:

Direct material costs increased 110 basis points from the first quarter last year primarily due to increased cost of raw materials, the impact of an increase in discounting and effect of a change in mix. We estimate that commodity costs increased approximately $3.5 million for the quarter compared to the first quarter of last year. The largest components of this increase were steel and aluminum components.

Direct labor at 7.1 percent of net sales was 10 basis points higher than the same period last year with the primary cause being the impact from increased discounting.

Manufacturing overhead decreased 80 basis points as a percentage of sales. This decrease was driven primarily by increased leverage as a result of the increase in volume which was somewhat offset by an increase in employee benefits and incentive costs.

Freight costs as a percent of net sales, driven by higher diesel prices and higher discounting, increased 30 basis points in the first quarter of fiscal 2011 as compared to the same period last year.

Cost of sales and resulting gross margin are affected by changes in foreign currency exchange rates. During the first quarter we estimate the impact to be an improvement to gross margin of $0.2 million.

On a sequential-quarter basis, consolidated gross margins decreased 30 basis points from 32.8 percent of sales reported in the fourth quarter of fiscal 2010, driven primarily by the increase in commodities, increase in discounting and increase in employee incentive bonus, somewhat offset by leverage on increased volume.

Operating Expenses and Operating Earnings
First quarter total operating expenses were $94.4 million, or 24.8 percent of net sales, which is a decrease of 400 basis points, as a percent of net sales, and an increase of $1.0 million from the first quarter of fiscal 2010. The operating expenses in the prior year included a pre-tax charge of $4.5 million associated with a debt tender offer transaction which was completed in the first quarter of fiscal 2010. Excluding this charge, the year-over-year increase in operating expenses totaled $5.5 million. Approximately $3.6 million of the increase relates to incremental operating expenses from the consolidation of Colebrook Bosson Saunders (CBS) and Living Edge - a furniture dealer based in Australia. These businesses were acquired by Herman Miller during the fourth quarter of fiscal 2010. Development and marketing expenses associated with upcoming product launches, accruals for employee incentives and wage recovery benefits contributed to the year-over-year growth in operating expenses. Additionally, part of our operating expenses are variable with sales volume and we attribute approximately $5 million to $6 million of the increase in operating expense to increased volume. These expense increases were partially offset in the quarter by favorable adjustments related to the contingency-based components of the Nemschoff purchase price. These adjustments reduced operating expenses in the period by $5.3 million. By comparison, the company recorded $1.2 million in favorable adjustments to these purchase price liabilities in the prior year first quarter.

Operating expenses and the resulting operating earnings are also impacted by changes in foreign currency exchange rates. During the first quarter of fiscal 2011 and fiscal 2010, we estimate the impact to operating expenses to be decreases of approximately $0.4 million and approximately $1.5 million respectively.

Operating earnings in the first quarter were $29.2 million compared to earnings of $14.1 million in the same period last year. This increase reflects the benefits of the restructuring actions taken since the same period last year. As a percentage of net sales, operating earnings were 7.7 percent as compared to operating earnings of 4.4 percent in the prior year.

Other Income/Expense and Income Taxes
Net other expenses of $6.0 million in the first quarter of this year were $0.2 million higher compared to the prior year first quarter of $5.8 million. The increase was primarily from higher currency loss, offset by lower interest costs, as a result of the retirement of bonds in the prior year. For the quarter, interest expense of $5.0 million is $0.9 million lower than the same period last year.

We recorded a foreign currency transaction loss of $0.9 million in the first quarter compared to a foreign currency transaction loss of $0.1 million in the same period last year.

The effective tax rates for the three months ended August 28, 2010 and August 29, 2009 were 30.8 percent and a tax benefit of 0.7 percent, respectively. We expect our full year rate to be in the range of 30 percent to 32 percent.

Reportable Operating Segments
Our business comprises various operating segments as defined by generally accepted accounting principles in the United States. These operating segments are determined on the basis of how we internally report and evaluate financial information used to make operating decisions. For external reporting purposes, we aggregate these operating segments as follows:

◦	North American Furniture Solutions — Includes the business associated with the design, manufacture and sale of furniture products for office, healthcare and educational environments throughout the

United States, Canada and Mexico.

◦	Non-North American Furniture Solutions — Includes the business associated with the design, manufacture and sale of furniture products, primarily for work-related settings, outside North America.

◦	Other — includes our North American residential furniture business as well as other business activities and certain unallocated corporate expenses, if any. Our North American residential furniture business includes the operations associated with the design, manufacture, and sale of furniture products for residential settings in the United States, Canada, and Mexico. Our other business activities are discrete operations, such as Convia, or activities aimed at developing innovative products to serve current and new markets.

Further information regarding our reportable operating segments can be found in Note 10.

Net sales within our North American Furniture Solutions segment were up 15.4 percent to $311.1 million from $269.7 million reported in the first quarter last year. The increase is a result of a broad-based increase in activity across the core work business, both in terms of sales regions and industry sectors. Orders within the North American segment increased by 21.6 percent to $323.0 million compared to $265.7 million reported in the first quarter last year.

Operating earnings in the first quarter within the North American segment were $27.6 million, up from $21.4 million in the first quarter last year. This represents an increase of $6.2 million or 29.0 percent over the same period last year.

Net sales within our non-North American Furniture Solutions segment were $58.7 million in the first quarter, an increase of 40.4 percent from the first quarter of fiscal 2010 when we reported net sales of $41.8 million. This increase is attributable to significant increases in Asia, Latin America and Europe and also includes a full quarter of sales from the Australian retail furniture dealership that was acquired in the fourth quarter of fiscal 2010.

Operating income in the quarter for our non-North American segment was $1.3 million, an increase of $2.9 million from the $1.6 million loss in the first quarter of last year.

Net sales within the “Other” category were $10.9 million, down 12.8 percent from prior year net sales of $12.5 million. This decrease in sales is primarily related to our Herman Miller for the Home business and is driven by product-line change over with one of our retail partners. Orders during the first quarter within this category were $10.1 million, decreasing 5.6 percent over prior year levels. The operating income in the quarter for this category was $0.3 million, an improvement of $6.0 million from the operating loss of $5.7 million in the prior year first quarter. This improvement was significantly impacted from the decrease in restructuring costs in the current period compared to the first quarter of last year and the $4.5 million cost associated with debt retirement incurred in the first quarter of fiscal 2010. Operating income for this category includes expenses associated with the operations of Convia.

Financial Condition, Liquidity, and Capital Resources
The table below presents certain key cash flow and capital highlights for the periods indicated.

(In millions)	Three Months Ended
	August 28, 2010	August 29, 2009
Cash and cash equivalents, end of period	$138.8	$100.3
Marketable securities, end of period	11.0	11.3
Cash generated from operating activities	10.0	27.2
Cash used for investing activities	(5.7)	(43.4)
Cash used for financing activities	(1.6)	(76.7)
Capital expenditures	(5.8)	(5.8)
Stock repurchased and retired	(0.6)	(0.7)
Interest-bearing debt, end of period (1)	301.0	302.1
Available unsecured credit facility, end of period (2)	140.4	138.9
(1) Amounts shown include the fair market values of the company's interest rate swap arrangements. The net fair value of these arrangements totaled approximately $1.0 million and $2.1 million at August 28, 2010 and August 29, 2009, respectively.
(2) Amounts shown are net of outstanding letters of credit of $9.6 million and $11.1 million at August 28, 2010 and August 29, 2009, respectively, which are applied against the company's unsecured credit facility.

Cash Flow — Operating Activities
We generated $10.0 million in cash from operating activities in the first quarter compared to $27.2 million in the prior year.

Quarter Ended August 28, 2010
Changes in working capital balances for the quarter drove a use of cash totaling $16.5 million. The main factors impacting working capital were an increase in accounts receivable and inventory balances of $19.1 million and $9.3 million, respectively. These amounts were partially offset by an increase in accounts payable and accrued income taxes of $8.1 million and $3.4 million, respectively.

Quarter Ended August 29, 2009
We generated $27.2 million in cash from operating activities in the first quarter of fiscal 2010. Working capital changes from the fiscal 2009 year-end balances drove a source of cash totaling $10.4 million. The main drivers of this improvement in working capital were a reduction in accounts receivable of $20.4 million and a reduction in prepaid assets of $22.4 million. This improvement was partially offset by an increase in the net inventory balance of $4.0 million. Approximately half of the inventory balance increase in the quarter was due to an increase in the amount of direct business, where revenues cannot be recognized until installation is complete.

Cash Flow — Investing Activities
Our most significant cash outflow related to investing activities relates to an investment in capital assets. We purchased $5.8 million in capital assets during the first quarter of fiscal 2011 and fiscal 2010. At the end of the first quarter 2011, we had outstanding commitments for capital purchases of $5.1 million. We expect that full-year capital purchases to be approximately $30 million. This compares to full-year capital spending of $22.3 million in fiscal 2010.

Our most significant cash outflow related to investing activities during the first quarter of fiscal 2010 was the acquisition of Nemschoff. The acquisition net of cash totaled $30.4 million. In addition as part of the acquisition we received a note in the amount of $6.9 million with full offset rights against potential contingent payments.

Cash Flow — Financing Activities
Cash outflows from financing activities were $1.6 million and $76.7 million during the first quarter of fiscal 2011 and fiscal 2010, respectively. Cash outflows for dividend payments were $1.2 million or $0.022 per share during the first quarter for fiscal 2011 and fiscal 2010. In the first quarter of fiscal 2010 we retired $75 million of our 7.125 percent coupon bonds as part of a tender offer at 6.0 percent above par value.

Outstanding standby letters of credit totaled $9.6 million and are considered as usage against our unsecured revolving credit facility at the end of the first quarter fiscal 2011. At the beginning of fiscal 2010 we amended our credit facility, reducing the amount available from $250 million to $150 million. As a result we received less restrictive financial performance covenants. At the end of the first quarter our availability under this credit facility was $140.4 million. The provisions of our private placement notes and unsecured credit facility require that we adhere to certain covenant restrictions and maintain certain performance ratios. We were in compliance with all such restrictions and performance ratios this quarter and expect to remain in compliance in the future.

We believe cash on hand, cash generated from operations, and our borrowing capacity will provide adequate liquidity to fund near term and future business operations and capital needs.

Contractual Obligations
Contractual obligations associated with our ongoing business and financing activities will require cash payments in future periods. A table summarizing the amounts and estimated timing of these future cash payments was provided in the company's Form 10-K filing for the year ended May 29, 2010.

Off-Balance Sheet Arrangements

Guarantees
We provide certain guarantees to third parties under various arrangements in the form of product warranties, loan guarantees, standby letters of credit, lease guarantees, performance bonds and indemnification provisions. These arrangements are accounted for and/or disclosed in accordance with FASB ASC Topic 460, Guarantees, (“ASC Topic 460”) as described in Note 14 to the condensed consolidated financial statements.

Variable Interest Entities
On occasion, we provide financial support to certain independent dealers in the form of term loans, lines of credit, and/or loan guarantees that may represent variable interests in such entities. As of August 28, 2010, we were not considered the primary beneficiary of any such dealer relationships under FASB ASC Topic 810, Consolidation (“ASC Topic 810”). Accordingly, we were not required to consolidate the financial statements of any of these entities during the first three months of fiscal 2011.

The risks and rewards associated with our interests in these dealerships are primarily limited to our outstanding loans and guarantee amounts. As of August 28, 2010, our maximum exposure to potential losses, net of reserve amounts, related to outstanding loans to these other entities was zero.

Contingencies
See Note 14 to the condensed consolidated financial statements.

Critical Accounting Policies
We strive to report our financial results clearly and understandably. We follow accounting principles generally accepted in the United States in preparing our consolidated financial statements, which require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. A summary of our more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in our Form 10-K filing for the year ended May 29, 2010. During the first three months of fiscal 2011, there was no material change in the accounting policies and assumptions previously disclosed.

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

Defined Benefit Pension Plans
The company is exposed to risks in its defined benefit pension plan balance sheet liability arising from sensitivity to changes in yields on high-quality corporate bonds, which are used to determine the Projected Benefit Obligation (PBO), and actual market returns on plan assets. An increase or decrease to bond yields causes an inverse effect on the PBO and increased or decreased returns on assets have a corresponding one-to-one effect on the balance sheet liability. A decline in the value of pension plan assets or rise in pension plan PBO could result in increases to our balance sheet pension liability, increases in pension expense, and increases in required funding. At the end of fiscal year 2010 the discount rate used for establishing the primary U.S. defined benefit plan's balance sheet liability and projected fiscal 2011 net periodic benefit costs was 5.25 percent. As a rule of thumb, we view a change of 100 basis points (in this discount rate) as having a 10 percent effect on the plan's Projected Benefit Obligation or an approximately $30 million effect on our pension balance sheet liability. Generally, both the PBO and plan assets are determined as of the fiscal year-end measurement date.

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

In the normal course of business, the company enters into contracts denominated in foreign currencies. The principal foreign currencies in which the company conducts its business are the British pound sterling, European euro, Canadian dollar, Japanese yen, Mexican peso, Brazilian real, Indian rupee and Chinese renminbi. As of August 28, 2010, 12 contracts in total were placed to offset various currency exposures. To offset net asset exposure denominated in non-functional currency, seven forwards contracts were placed including one forward contract to sell 4.1 million euros, four forward contracts to sell 5.3 million U.S. dollars, one forward contract to sell 24 million Indian rupees and one forward contract to sell 0.5 million Australian dollars. Conversely, five contracts were placed to offset the company's net liability exposure denominated in non-functional currency. These contracts included five forward contracts to purchase 22.3 million U.S. dollars. As of May 29, 2010, the company had outstanding nine forward currency instruments designed to offset either net asset or net liability exposure denominated in non-functional currencies. One forward contract was placed in order to offset 4.1 million euro-denominated net asset exposure and three forward contracts were placed in order to offset 5.6 million U.S. dollar-denominated net asset exposure. Four forward contracts were placed to offset a 14.0 million U.S. dollar-denominated net liability exposure and one forward contract was placed to offset a 1.6 million British pound sterling-denominated net liability exposure.

Interest Rate Risk
Interest-bearing debt as of the end of the first quarter, excluding the fair market values of our interest rate swap arrangements, totaled $300.0 million. This amount includes obligations associated with the company's long-term debt securities and private placement notes, as well as any outstanding borrowings against its unsecured revolving credit facility. The company is subject to interest rate variability on $50.0 million of this debt. Accordingly, the cost of servicing this variable-rate debt may increase or decrease in the future as market interest rates change.

As of August 28, 2010, the weighted-average interest rate on the company's variable-rate debt was approximately 3.3 percent. Based on the level of variable-rate debt outstanding as of that date, a 1 percentage-point increase in the weighted-average interest rate would increase the company's estimated annual pre-tax interest expense by approximately $0.5 million.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Under the supervision of, and with the participation of management, the company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 28, 2010, and have concluded that as of that date, the company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
There were no changes in the company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended August 28, 2010, that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

HERMAN MILLER, INC.
PART II — OTHER INFORMATION

Item 1:     Legal Proceedings

Referred to in Note 14 of the condensed consolidated financial statements.

Item 1A:    Risk Factors

There have been no material changes from the information provided in the company's Annual Report on Form 10-K for the year ended May 29, 2010.

Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds

(A) Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during the quarter ended August 28, 2010.

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
5/30/10 - 6/26/10	344	$19.2	344	$170,334,871
6/27/10 - 7/24/10	21,626	$19.6	21,626	$169,911,110
7/25/10 - 8/28/10	3,235	$18.0	3,235	$169,852,830
Total	25,205		25,205
(1) No shares were purchased outside of a publicly announced plan or program.

No repurchase plans expired or were terminated during the first quarter of fiscal 2011, nor do any plans exist under which the company does not intend to make further purchases.

During the period covered by this report, the company did not sell any of its equity shares that were not registered under the Securities Act of 1933.

Item 3:     Defaults upon Senior Securities — None

Item 4:     Reserved

Item 5:    Other Information — None

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

31.1 Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 The following materials from the Company’s Quarterly Report on Form 10-Q for the three-months ended August 28, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of August 28, 2010, and May 29, 2010, (ii) Consolidated Condensed Statements of Operations for the three-months ended August 28, 2010 and August 29, 2009, (iii) Consolidated Condensed Statements of Cash Flows for the three-months ended August 28, 2010 and August 29, 2009, and (iv) Notes to Consolidated Condensed Financial Statements, tagged as blocks of text.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

HERMAN MILLER, INC.

October 6, 2010	/s/ Brian C. Walker
Brian C. Walker
Chief Executive Officer
(Duly Authorized Signatory for Registrant)

October 6, 2010	/s/ Gregory J. Bylsma
Gregory J. Bylsma
Chief Financial Officer
(Principal Accounting Officer and Duly Authorized Signatory for Registrant)