Form 10-Q
period 2010-11-27
MILLER HERMAN INC
filed 2011-01-06
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ _ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended November 27, 2010	Commission File No. 001-15141F

HERMAN MILLER, INC.

A Michigan Corporation	ID No. 38-0837640

855 East Main Avenue, Zeeland, MI 49464-0302	Phone (616) 654 3000

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
Yes [_] No [ X ]

Common Stock Outstanding at January 3, 2011 - 57,137,496 shares

HERMAN MILLER, INC. FORM 10-Q
FOR THE QUARTER ENDED November 27, 2010

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions Except Share Data)
(Unaudited)

	November 27, 2010	May 29, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$153.8	$134.8
Marketable securities	11.5	12.1
Accounts receivable, net	191.5	144.7
Inventories:
Finished goods	46.5	32.9
Work in process	13.4	8.9
Raw materials	17.5	16.1
Total inventories	77.4	57.9
Prepaid expenses and other	43.3	46.4
Total current assets	477.5	395.9
Property and equipment, at cost	712.0	724.1
Less — accumulated depreciation	(543.5)	(548.9)
Net property and equipment	168.5	175.2
Other Assets:
Goodwill and indefinite-lived intangibles	133.4	132.6
Other amortizable intangibles, net	24.7	25.0
Other noncurrent assets	43.2	41.9
Total other assets	201.3	199.5
Total Assets	$847.3	$770.6

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities:
Unfunded checks	$5.9	$4.3
Current maturities of long-term debt	100.0	100.0
Accounts payable	123.1	96.3
Accrued compensation and benefits	58.4	41.1
Unearned revenue	12.0	10.1
Accrued income tax and other taxes	11.4	6.5
Other accrued liabilities	63.2	55.9
Total current liabilities	374.0	314.2
Long-term Liabilities:
Long-term debt, less current maturities	200.6	201.2
Pension and post-retirement benefits	120.9	124.2
Other liabilities	33.8	50.9
Total long-term liabilities	355.3	376.3
Total Liabilities	729.3	690.5
Shareholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized, none issued)	—	—
Common stock, $0.20 par value (240,000,000 shares authorized)	11.4	11.4
Additional paid-in capital	58.0	55.9
Retained earnings	183.9	152.4
Accumulated other comprehensive loss	(131.9)	(136.2)
Key executive deferred compensation plans	(3.4)	(3.4)
Total Shareholders' Equity	118.0	80.1
Total Liabilities and Shareholders' Equity	$847.3	$770.6
See accompanying notes to condensed consolidated financial statements

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	November 27, 2010	November 28, 2009	November 27, 2010	November 28, 2009
Net Sales	$412.2	$343.7	$792.9	$667.7
Cost of Sales	276.4	232.9	533.5	449.4
Gross Margin	135.8	110.8	259.4	218.3
Operating Expenses	102.2	89.9	195.7	180.7
Restructuring and Other Related Expenses	2.1	2.2	3.0	4.8
Operating Earnings	31.5	18.7	60.7	32.8
Other Expenses (Income):
Interest expense	5.1	5.2	10.1	11.2
Other, net	0.1	(1.0)	1.1	(1.2)
Earnings Before Income Taxes	26.3	14.5	49.5	22.8
Income Tax Expense	8.4	4.9	15.5	4.8
Net Earnings	$17.9	$9.6	$34.0	$18.0
Earnings Per Share — Basic	$0.31	$0.17	$0.60	$0.32
Earnings Per Share — Diluted	$0.26	$0.17	$0.48	$0.31
Dividends Declared, Per Share	$0.0220	$0.0220	$0.0440	$0.0440

See accompanying notes to condensed consolidated financial statements

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS
(Dollars in Millions)
(Unaudited)

	Six Months Ended
	November 27, 2010	November 28, 2009
Cash Flows from Operating Activities:
Net earnings	$34.0	$18.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	19.7	21.9
Stock-based compensation	1.9	2.3
Pension expense	6.6	6.1
Restructuring and other related expenses	3.0	4.8
Contingent consideration adjustment	(9.7)	(0.7)
Excess tax benefit due to stock options	0.3	0.1
Other, net	1.0	(5.7)
(Increase) Decrease in current assets	(64.4)	8.4
Increase (Decrease) in current liabilities	49.5	(0.3)
Decrease in non-current liabilities	(9.8)	(0.5)
Net Cash Provided by Operating Activities	32.1	54.4

Cash Flows from Investing Activities:
Notes receivable, net	—	(6.5)
Marketable security purchases	(2.0)	(4.4)
Marketable security sales	2.8	4.1
Capital expenditures	(12.2)	(11.4)
Acquisitions, net of cash	—	(30.4)
Other, net	(1.4)	(1.1)
Net Cash Used for Investing Activities	(12.8)	(49.7)

Cash Flows from Financing Activities:
Net long-term debt repayments	—	(75.0)
Dividends paid	(2.5)	(2.4)
Excess tax benefit due to stock options	(0.3)	(0.1)
Common stock issued	1.3	0.6
Common stock repurchased and retired	(0.9)	(0.7)
Net Cash Used for Financing Activities	(2.4)	(77.6)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	2.1	1.7

Net Increase (Decrease) in Cash and Cash Equivalents	19.0	(71.2)

Cash and Cash Equivalents, Beginning of Period	134.8	192.9

Cash and Cash Equivalents, End of Period	$153.8	$121.7
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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position of the company as of November 27, 2010, and the results of its operations and cash flows for the interim periods presented. Operating results for the six-month period ended November 27, 2010, are not necessarily indicative of the results that may be expected for the year ending May 28, 2011. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the company's Form 10-K filing for the year ended May 29, 2010. Certain prior year information has been reclassified to conform to the current year presentation.

2. NEW ACCOUNTING STANDARDS
In April 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2010-13, Compensation-Stock Compensation (Topic 718)-Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier application is permitted. The company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the company.

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

3. FISCAL YEAR
The company's fiscal year ends on the Saturday closest to May 31. Fiscal 2011, the year ending May 28, 2011, and fiscal 2010, the year ending May 29, 2010, each contain 52 weeks. The first six months of fiscal 2011 and fiscal 2010 each contained 26 weeks. The three month periods ended November 27, 2010 and November 28, 2009 each contained 13 weeks.

4. FOREIGN CURRENCY TRANSLATION
The functional currency for significant foreign subsidiaries is the local currency. The cumulative effect of translating the balance sheet accounts from the functional currency into the United States dollar using period-end exchange rates and translating revenue and expense accounts using average exchange rates for the period is reflected as a component of “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets. The financial statement impact resulting from remeasuring all foreign currency transactions into the appropriate functional currency, which was included in “Other Expenses (Income)” in the Condensed Consolidated Statements of Operations, was a net loss of $0.7 and $1.6 million for the three and six month periods ended November 27, 2010, respectively. For the three and six month periods ending November 28, 2009, the financial statement impact was a negligible gain amount and a net loss of $0.1 million, respectively.

5. COMPREHENSIVE INCOME
Comprehensive income consists of net earnings, foreign currency translation adjustments, pension and post-retirement liability adjustments and unrealized holding gain (loss) on “available-for-sale” securities. Comprehensive income was $19.5 million and $10.9 million for the three months ended November 27, 2010, and November 28, 2009, respectively. For the six months ended November 27, 2010, and November 28, 2009, comprehensive income was $38.3 million and $20.2 million, respectively. The following table presents the components of “Accumulated other comprehensive loss” for the period indicated.

(In millions)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Liability Adjustments (net of tax)	Unrealized Holding Period Gain (Loss) (net of tax)	Total Accumulated Other Comprehensive Loss
Balance, May 29, 2010	$(12.3)	$(123.8)	$(0.1)	$(136.2)
Other comprehensive income for the six months ended November 27, 2010	4.2	—	0.1	4.3
Balance, November 27, 2010	$(8.1)	$(123.8)	$—	$(131.9)

6. COMMON STOCK AND EARNINGS PER SHARE
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS).

	Three Months Ended		Six Months Ended
	November 27, 2010	November 28, 2009	November 27, 2010	November 28, 2009
Numerators:
Numerator for basic EPS, net earnings (In millions)	$17.9	$9.6	$34.0	$18.0
Income from adjustments to contingent consideration that can be settled in common stock at the company's option, net of tax (In millions)	(2.8)	0.4	(6.2)	(0.3)
Numerator for diluted EPS, net earnings (In millions)	$15.1	$10.0	$27.8	$17.7

Denominators:
Denominator for basic EPS, weighted-average common shares outstanding	57,034,222	55,854,672	57,005,344	55,509,700

Potentially dilutive shares resulting from stock plans and contingent consideration issued for acquisition	634,169	1,639,210	761,362	1,662,056

Denominator for diluted EPS	57,668,391	57,493,882	57,766,706	57,171,756

Options to purchase 2,484,617 and 2,860,260 shares of common stock for the three months ended November 27, 2010 and November 28, 2009, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive. Options to purchase 2,444,609 and 2,814,364 shares of common stock for the six months ended November 27, 2010 and November 28, 2009, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.

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

7. STOCK-BASED COMPENSATION
The company accounts for stock-based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718, Compensation-Stock Compensation (“ASC Topic 718”). Compensation costs related to the company's stock-based compensation plans resulted in an expense of $1.1 million and $1.0 million for the three month periods ending November 27, 2010 and November 28, 2009, respectively. The related income tax benefit was $0.4 million for both three-month periods. For the six months ended November 27, 2010 and November 28, 2009, compensation costs were $1.9 million and $2.3 million, respectively. The related income tax benefit for the respective six-month periods was $0.7 million and $0.8 million.

Stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three and six months ended November 27, 2010 and November 28, 2009 has been reduced for estimated forfeitures, as it is based on awards ultimately expected to vest. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

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

	Three Months Ended		Six Months Ended
	November 27, 2010	November 28, 2009 (5)	November 27, 2010	November 28, 2009
Risk-free interest rates (1)	0.4%	—	0.4% - 2.0%	2.8%
Expected term of options (2)	2.0 years	—	2.0 - 5.5 years	5.5 years
Expected volatility (3)	54.0%	—	42.0% - 54.0%	41%
Dividend yield (4)	0.4%	—	0.4% - 0.5%	0.6%
Weighted-average grant-date fair value of stock options:
Granted with exercise prices equal to the fair market value of the stock on the date of grant	$5.80	—	$6.74	$6.24

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
(5) No stock options were granted during the three months ended November 28, 2009. Therefore, there are no valuation assumptions.

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

Restricted Stock Units
The company grants restricted stock units to certain key employees. This program provides that the actual number of restricted stock units awarded is based on the value of a portion of the participants long-term incentive compensation divided by the fair market value of the company stock on the date of grant. In some years the awards have been partially tied to the company's financial performance for the year in which the grant was based. The awards generally cliff-vest after a three-year service period, with prorated vesting under certain circumstances and continued vesting into retirement. Each restricted stock unit represents one equivalent share of the company's common stock to be awarded, free of restrictions, after the vesting period. Compensation expense related to these awards is recognized over the requisite service period, which includes any applicable performance period. Dividend equivalent awards are granted quarterly. The units do not entitle participants the rights of shareholders of common stock, such as voting rights until shares are issued after the vesting period.

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

Cash payments for income taxes and interest were as follows.

	Three Months Ended		Six Months Ended
(In millions)	November 27, 2010	November 28, 2009	November 27, 2010	November 28, 2009
Income taxes paid, net	$5.6	$11.0	$6.2	$7.3
Interest paid	$2.6	$2.6	$8.9	$8.9

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

The following tables set forth financial assets and liabilities measured at fair value in the Condensed Consolidated Balance Sheets and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of November 27, 2010 and May 29, 2010.

(In millions)	Fair Value Measurements as of November 27, 2010	Fair Value Measurements as of May 29, 2010
Financial Assets	Quoted Prices With Other Observable Inputs (Level 2)	Quoted Prices With Other Observable Inputs (Level 2)
Available-for-sale marketable securities:
Asset-backed securities	$0.6	$0.8
Corporate securities	3.7	5.1
Government obligations	6.6	5.3
Mortgage-backed securities	0.6	0.9
Interest rate swap agreements	0.6	1.2
Foreign currency forward contracts	0.2	—
Deferred compensation plan	2.3	1.9
Total	$14.6	$15.2

The following is a summary of the carrying and market values of the company's marketable securities as of the respective dates.

	November 27, 2010
(In millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value
Asset-backed securities	$0.6	$—	$—	$0.6
Corporate securities	3.6	0.1	—	3.7
Government obligations	6.6	—	—	6.6
Mortgage-backed securities	0.6	—	—	0.6
Total	$11.4	$0.1	$—	$11.5

	May 29, 2010
(In millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value
Asset-backed securities	$0.8	$—	$—	$0.8
Corporate securities	5.1	—	—	5.1
Government obligations	5.3	—	—	5.3
Mortgage-backed securities	1.0	0.1	(0.2)	0.9
Total	$12.2	$0.1	$(0.2)	$12.1

The company's portfolio of marketable securities is primarily comprised of investment grade fixed-income securities and market-indexed equity based mutual funds. These investments are held by the company's wholly-owned insurance captive and are considered “available-for-sale” as defined in ASC Topic 320, Investments-Debt and Equity Securities (“ASC Topic 320”). Accordingly, they have been recorded at fair market value based on quoted market prices, with the resulting net unrealized holding gains or losses reflected, net of tax, as a component of “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets (see Note 5 to the consolidated financial statements).

Net investment income recognized in the Condensed Consolidated Statements of Operations resulting from these investments was negligible and $0.2 million for the three month periods ending November 27, 2010 and November 28, 2009, respectively. Net investment income recognized in the Condensed Consolidated Statements of Operations resulting from these investments was negligible and $0.3 million for the six month periods ending November 27, 2010 and November 28, 2009, respectively.

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

The following is a summary of the credit loss component of the company's debt securities that have been written down for other-than-temporary-impairment (OTTI) with the credit loss component recognized in earnings and the remaining impairment loss related to all other factors recognized in accumulated other comprehensive loss:

(In millions)
Balance, May 29, 2010	$0.2
Subtractions:
Realized gains recorded previously as credit losses	(0.2)
Balance, November 27, 2010	$—

Maturities of debt securities included in marketable securities as of November 27, 2010, are as follows.

(In millions)	Cost	Market Value
Due within one year	$1.6	$1.6
Due after one year through five years	9.6	9.7
Due after five years through ten years	0.2	0.2
Total	$11.4	$11.5

10. OPERATING SEGMENTS
The company is comprised of two primary operating segments as defined by ASC Topic 280, Segment Reporting: North American Furniture Solutions and non-North American Furniture Solutions.

Effective for the second quarter of fiscal 2011, management has modified the company's segment reporting in order to better align with changes made in the second quarter to the organizational and management reporting structure. Specifically, the company is now reporting operations in Mexico within its non-North American Furniture Solutions operating segment. Prior year results have been revised to reflect this change.

The North American Furniture Solutions segment includes the operations associated with the design, manufacture, and sale of furniture products for work-related settings, including office, education, and healthcare environments, throughout the United States and Canada. The business associated with the company's owned contract furniture dealers is also included in the North American Furniture Solutions segment. The non-North American Furniture Solutions segment includes the operations associated with the design, manufacture, and sale of furniture products, primarily for work-related settings, for Mexico and outside of North America.

The company also reports an “Other” category consisting primarily of its North American Home and startup businesses and certain unallocated corporate expenses. North American Home includes the operations associated with the design, manufacture and sale of furniture products for residential settings in the United States, and Canada. This category also includes restructuring and impairment costs.

The performance of the operating segments is evaluated by the company's management using various financial measures. The following is a summary of certain key financial measures for the respective fiscal periods indicated:

	Three Months Ended		Six Months Ended
(In millions)	November 27, 2010	November 28, 2009	November 27, 2010	November 28, 2009
Net Sales:
North American Furniture Solutions	$326.5	$276.4	$629.5	$540.5
Non-North American Furniture Solutions	72.7	55.6	139.5	103.0
Other	13.0	11.7	23.9	24.2
Total	$412.2	$343.7	$792.9	$667.7
Depreciation and Amortization:
North American Furniture Solutions	$9.0	$9.9	$18.1	$19.5
Non-North American Furniture Solutions	0.8	0.8	1.6	1.6
Other	—	0.4	—	0.8
Total	$9.8	$11.1	$19.7	$21.9
Operating Earnings (Loss):
North American Furniture Solutions	$27.0	$19.1	$53.1	$40.5
Non-North American Furniture Solutions	4.0	1.1	6.7	(0.5)
Other	0.5	(1.5)	0.9	(7.2)
Total	$31.5	$18.7	$60.7	$32.8
Capital Expenditures:
North American Furniture Solutions	$5.5	$5.4	$10.5	$10.9
Non-North American Furniture Solutions	0.8	0.2	1.7	0.5
Other	—	—	—	—
Total	$6.3	$5.6	$12.2	$11.4

(In millions)	November 27, 2010	May 29, 2010
Total Assets:
North American Furniture Solutions	$676.1	$592.9
Non-North American Furniture Solutions	154.0	159.0
Other	17.2	18.7
Total	$847.3	$770.6
Goodwill:
North American Furniture Solutions	$104.5	$104.4
Non-North American Furniture Solutions	5.7	5.0
Other	—	—
Total	$110.2	$109.4
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

11. GOODWILL AND INDEFINITE-LIVED INTANGIBLES
We account for our goodwill and indefinite-lived assets in accordance with ASC Topic 350, Intangibles-Goodwill and Other. Goodwill and other indefinite-lived assets included in the Consolidated Balance Sheet consist of the following as of November 27, 2010 and May 29, 2010:

(In millions)	Goodwill	Indefinite-lived Intangible Assets	Total Goodwill and Indefinite-lived Intangible Assets
Balance, May 29, 2010	$109.4	$23.2	$132.6
Currency-related adjustments	0.8	—	0.8
Balance, November 27, 2010	$110.2	$23.2	$133.4

12. OTHER AMORTIZABLE INTANGIBLES, NET
The company's amortizable intangible assets consist primarily of patents, trademarks, customer relationships, intellectual property rights, and non-compete agreements. As of November 27, 2010, the combined gross carrying value and accumulated amortization was $36.3 million and $11.6 million, respectively. As of May 29, 2010, these amounts totaled $35.2 million and $10.2 million, respectively. The company amortizes these assets over their remaining useful lives using the straight-line method over periods ranging from 5 to 17 years.

Amortization expense related to intangible assets totaled approximately $0.6 million and $0.7 million for the three month periods ending November 27, 2010, and November 28, 2009, respectively. Amortization expense related to intangible assets totaled approximately $1.3 million and $1.4 million for the six month periods ending November 27, 2010, and November 28, 2009, respectively.

Estimated amortization expense for intangible assets as of November 27, 2010, for each of the succeeding fiscal years is as follows:

(In millions)	Remaining 2011	$1.3
	2012	$2.4
	2013	$2.4
	2014	$2.2
	2015	$1.8

13. LONG TERM DEBT
In January 2008, the company issued a total of $200 million in senior unsecured private placement notes. Notes in the principal amount of $150 million bear interest at 6.42 percent and are due in January 2018. The remaining $50 million in private placement notes bear interest at 5.94 percent and are due in January 2015. Related interest payments are due semi-annually.

During the first quarter of fiscal 2010 the company renegotiated the syndicated revolving line of credit, reducing availability from $250 million to $150 million, while giving the company additional covenant flexibility. This facility expires in June 2012 and outstanding borrowings bear interest at rates based on the prime rate, federal funds rate, LIBOR, or negotiated rates as outlined in the agreement. Interest is payable periodically throughout the period a borrowing is outstanding. As of November 27, 2010 and May 29, 2010, total usage against this facility was $9.4 million and $11.2 million respectively, all of which related to outstanding letters of credit.

In March 2001, the company sold publicly registered debt securities totaling $175 million. These senior notes mature on March 15, 2011 and bear an annual interest rate of 7.125 percent, with interest payments due semi-annually. During the first quarter of fiscal 2010, we completed the repurchase of $75 million of the registered debt securities. In addition to improving our covenant metrics this action reduced our interest expense run rate by approximately $1.3 million per quarter. Subsequent to the end of the second quarter of fiscal 2011, the company signed an agreement to refinance $50 million of the remaining $100 million of these debt securities through the issuance of a 10-year private placement note. This will satisfy the company's near-term liquidity requirements and enable a net reduction in outstanding debt requirements.

Our senior notes and the unsecured senior revolving credit facility restrict, without prior consent, our borrowings, capital leases, and the sale of certain assets. In addition, we have agreed to maintain certain financial performance ratios, which include a maximum leverage ratio covenant, which is measured by the ratio of debt to trailing four quarter adjusted EBITDA (as defined in the credit agreement) and is required to be less than 3.5:1, and a minimum interest coverage ratio, which is measured by the ratio of trailing four quarter EBITDA to trailing four quarter interest expense (as defined in the credit agreement) and is required to be greater than 4:1. Adjusted EBITDA is generally defined in the credit agreement to adjust EBITDA by certain items which include non-cash, share-based compensation, non-recurring restructuring costs, adjustments to contingent consideration liabilities and extraordinary items. At November 27, 2010 and May 29, 2010, we were in compliance with all applicable restrictions and performance ratios and anticipate remaining so for the foreseeable future.

The company previously entered into a fixed-to-floating interest rate swap agreement, which expires on March 15, 2011, that effectively converted $50 million of fixed-rate debt securities to a floating-rate basis. The fair value of this swap instrument, which is based upon expected LIBOR rates over the remaining term of the instrument, was approximately $0.6 million at November 27, 2010, and is reflected as an addition to current liabilities and an offsetting addition to current assets in the Condensed Consolidated Balance Sheets. As of May 29, 2010, the fair value of approximately $1.2 million is reflected as an addition to current liabilities and an offsetting addition to other current assets. The floating interest rate for this agreement is based on the six-month LIBOR, set in-arrears at the end of each semi-annual period, which is estimated to be 3.4 percent and 3.8 percent at November 27, 2010 and May 29, 2010, respectively. The interest rate resets during the second and fourth quarter of each fiscal year; the company does not anticipate future rate changes to have a material impact on the consolidated financial statements.

As of November 27, 2010, a total of $50.0 million of the company's outstanding debt was effectively converted to a variable-rate basis as a result of the remaining interest rate swap arrangement. This swap is a fair-value hedge and qualifies for hedge-accounting treatment using the “short-cut” method under the provisions of the FASB ASC Topic 815, Derivatives and Hedging (“ASC Topic 815”). Under this accounting treatment, the change in the fair value of the interest rate swap is equal to the change in value of the related hedged debt and, as a result, there is no net effect on earnings. This agreement requires the company to pay floating-

rate interest payments in return for receiving fixed-rate interest payments that coincide with the semi-annual payments to the debt holders at the same date.

The counterparty to this swap instrument is a large financial institution which the company believes is of high-quality creditworthiness. While the company may be exposed to potential losses due to the credit risk of non-performance by this counterparty, such losses are not anticipated. The impact of the swap arrangement on interest expense was a reduction of $0.4 million for the three-month periods ending November 27, 2010, and November 28, 2009, respectively. The impact of the swap arrangement on interest expense was a reduction of $0.9 million for the six-month periods ending November 27, 2010, and November 28, 2009.

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

(In millions)	Three Months Ended		Six Months Ended
	November 27, 2010	November 28, 2009	November 27, 2010	November 28, 2009
Accrual Balance — beginning	$16.0	$15.4	$16.0	$15.4
Accrual for warranty matters	2.7	2.9	6.0	5.8
Settlements and adjustments	(2.8)	(2.9)	(6.1)	(5.8)
Accrual Balance — ending	$15.9	$15.4	$15.9	$15.4

Other Guarantees
The company is periodically required to provide performance bonds in order to do business with certain customers. These arrangements are common and generally have terms ranging between one and three years. The bonds are required to provide assurances to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies; however, the company is ultimately liable for claims that may occur against them. As of November 27, 2010, the company had a maximum financial exposure related to performance bonds totaling approximately $17.8 million. The company has no history of claims, nor is it aware of circumstances that would require it to pay under any of these arrangements. The company also believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company's financial statements. Accordingly, no liability has been recorded as of November 27, 2010 and May 29, 2010.

The company has entered into standby letter of credit arrangements for the purpose of protecting various insurance companies against default on the payment of certain premiums and claims. A majority of these arrangements are related to the company's wholly-owned captive insurance company. As of November 27, 2010, the company had a maximum financial exposure from these standby letters of credit totaling approximately $9.4 million. The company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company's financial statements. Accordingly, no liability has been recorded as of November 27, 2010 and May 29, 2010.

Contingencies
The company leases a facility in the U.K. under an agreement that will expire in June 2011. Under the terms of the lease, the company is required to perform the maintenance and repairs necessary to address the general dilapidation of the facility. The ultimate cost of this provision to the company is dependent on a number of factors including, but not limited to, the future use of the facility by the lessor and whether the company chooses and is permitted to renew the lease term. The company has estimated the cost of these maintenance and repairs to be between $0 and $3 million, depending on the outcome of future plans and negotiations. As a result, an estimated liability of $1.2 million and $1.1 million has been recorded as a liability reflected under the caption “Other accrued liabilities” in the Condensed Consolidated Balance Sheets at November 27, 2010, and May 29, 2010, respectively.

The company has an additional lease obligation in the U.K. until May 2014 for a facility that it previously exited. The estimated liability of $1.6 million and $1.5 million is reflected under the caption “Other liabilities” in the Condensed Consolidated Balance Sheets at November 27, 2010 and May 29, 2010, respectively.

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

15. INCOME TAXES
The effective tax rates for the three months ended November 27, 2010 and November 28, 2009, were 32.0 percent and 34.0 percent, respectively. For the six months ended November 27, 2010 and November 28, 2009, the effective tax rates were 31.3 percent and 21.2 percent, respectively. The company's United States federal statutory rate is 35.0 percent. The effective rate in the current year is below the statutory rate primarily due to the manufacturing deduction under the American Jobs Creation Act of 2004 (AJCA) and foreign tax credits recognized related to a dividend paid. The effective tax rate in the prior year was below the statutory rate primarily due to the reduction of uncertain tax benefits reserve following the closure of an Internal Revenue Service (IRS) audit for the fiscal years 2005 through 2008, the manufacturing deduction under the American Jobs Creation Act of 2004 and the Research and Development Credit.

The company has income tax accruals associated with uncertain tax benefits totaling $1.9 million and $3.8 million as of November 27, 2010 and November 28, 2009, respectively.

The company recognizes interest and penalties related to uncertain tax benefits through income tax expense in its statement of operations. Interest and penalties recognized in the company's Condensed Consolidated Statements of Operations during the six-month periods ended November 27, 2010 and November 28, 2009 were a negligible expense of $0.2 million and a benefit of $0.2 million, respectively. As of November 27, 2010 and November 28, 2009, the company's recorded liability for potential interest and penalties related to uncertain tax benefits totaled $0.7 million and $0.8 million, respectively.

The company is subject to periodic audits by domestic and foreign tax authorities. Currently, the company is undergoing routine periodic audits in both domestic and foreign tax jurisdictions. It is reasonably possible that the amounts of unrecognized tax benefits could change in the next 12 months as a result of the audits. Tax payments related to these audits, if any, are not expected to be material to the company's Condensed Consolidated Statement of Operations.

For the majority of tax jurisdictions, the company is no longer subject to state and local, or non-U.S. income tax examinations by tax authorities for fiscal years before 2007.

Subsequent to November 27, 2010, Congress extended the Research and Development tax credit retroactive to January 1, 2010. The company estimates this extension will create a $0.9 million tax benefit in future periods.

16. EMPLOYEE BENEFIT PLANS
The following tables summarize the costs of the company's employee pension and other post-retirement plans for the periods indicated.

(In millions)	Three Months Ended
	Pension Benefits		Other Post-Retirement Benefits
	November 27, 2010	November 28, 2009	November 27, 2010	November 28, 2009
Domestic:
Service cost	$1.7	$2.1	$—	$—
Interest cost	3.7	4.4	0.1	0.1
Expected return on plan assets	(4.6)	(4.6)	—	—
Net amortization loss	1.5	0.7	0.1	—
Net periodic benefit cost	$2.3	$2.6	$0.2	$0.1

International:
Service cost	$0.5	$—
Interest cost	1.1	1.1
Expected return on plan assets	(1.1)	(1.1)
Net amortization loss	0.3	0.2
Net periodic benefit cost	$0.8	$0.2

(In millions)	Six Months Ended
	Pension Benefits		Other Post-Retirement Benefits
	November 27, 2010	November 28, 2009	November 27, 2010	November 28, 2009
Domestic:
Service cost	$3.4	$4.0	$—	$—
Interest cost	7.5	9.0	0.2	0.3
Expected return on plan assets	(9.2)	(9.2)	—	—
Net amortization loss	3.0	1.5	0.2	0.1
Net periodic benefit cost	$4.7	$5.3	$0.4	$0.4

International:
Service cost	$0.9	$—
Interest cost	2.1	2.2
Expected return on plan assets	(2.1)	(2.2)
Net amortization loss	0.6	0.4
Net periodic benefit cost	$1.5	$0.4

During the second quarter of fiscal 2011 the company made $8.9 million in cash contributions to its primary domestic pension plan. The company is currently evaluating what additional voluntary contributions, if any, will be made to its various employee retirement plans in fiscal 2011. While it is difficult to know what funding will be needed due to the complex nature of the variables involved in calculating funding requirements and the volatility of these variables in the market, the company currently estimates additional funding for the primary domestic benefit plan of up to $6.1 million during the remainder of fiscal 2011.

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

There are two forms of contingent consideration provided to the sellers, a success fee and contingent value rights (CVRs), both of which are included in the balance sheet in the current liabilities, other accrued liabilities line item. The contingent liabilities are presented net of a $6.9 million note receivable that was issued by the sellers in exchange for cash at the acquisition date, and is payable only to the extent it can be offset against the contingent consideration. The success fee payment may range between $0 and $25 million based on performance from June 2010 through May 2011. Any payment due may be settled in the form of cash or stock at the company's discretion. At the acquisition date, the fair value of the success fee was $14.4 million and as of November 27, 2010, the success fee was valued at $5.6 million, with the change in value reflected within “Operating expenses" in the Condensed Consolidated Statements of Operations. The fair value of the success fee is estimated based on projected revenues for fiscal 2011. These projections were based on sales and order performance through the second quarter of fiscal 2011, growth expectations, as well as assumptions on winning future projects. The projected revenue performance and resulting payout will be impacted by general economic conditions, health care reform legislation and the company's project win rate.

There is a CVR for each of the 2,041,666 shares of common stock issued in the transaction. Each CVR entitles the holder to compensation in the event that the company's share price is below $24.00 per share at June 30, 2011. A floor price of $13.28 per share has been established that provides a maximum payout of $10.72 per share to be paid at the time of share redemption. Any payment due may be settled in the form of cash or stock at the company's discretion. At the acquisition date, the fair value of the CVRs was $16.3 million and as of November 27, 2010, the CVRs were valued at $9.8 million with the change in value reflected within “Operating expenses” in the Condensed Consolidated Statements of Operations. Subsequent to the end of the second quarter of fiscal 2011, approximately 340,000 shares of the company's common stock relating to the CVR were sold on exchange in excess of $24/share, which reduces the obligation by approximately $1.6 million.

The fair value of the CVRs is estimated using a Black-Scholes model which uses several key assumptions, including the current share price of the company. The fair value estimate of the CVRs is calculated at the end of each quarter. The following key assumptions were used to determine the fair value as of the respective date.

November 27, 2010
Risk-free interest rates	1.04%
Expected term	0.6 years
Expected volatility	59%
Dividend yield	0.46%

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

Additionally, CBS may be entitled to contingent consideration in the form of performance-based payments in the range of zero and $14.1 million, payable in British pound sterling, that would be earned over the next five years. The contingent consideration is based on a combination of attained revenue and profitability targets. The contingent consideration is included in the balance sheet in the long-term liabilities, other liabilities line item. Any payment due will be settled in cash. At the acquisition date, the fair value of the contingent consideration was $2.9 million. As of November 27, 2010, the contingent consideration value was $3.0 million with $1.6 million recorded as a current liability and $1.4 million recorded as a long-term liability. Any change in value due to change in estimates will be reflected within “Operating expenses” in the Condensed Consolidated Statements of Operations.

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

18. RESTRUCTURING PLAN

2009 Action
During the third quarter of fiscal 2009, the company executed a restructuring plan (“the 2009 Plan”) that reduced operating expenses in order to improve operating performance, profitability and further enhance productivity and efficiencies. The 2009 Plan eliminated approximately 1,400 salaried, hourly and temporary positions, primarily in the North American Furniture Solutions segment. A number of these employees were offered termination benefits, including severance and outplacement services. Additionally, the company consolidated facilities and exited leased buildings. In connection with these actions, the company recognized $28.4 million and $1.3 million of pre-tax charges during fiscal 2009 and fiscal 2010, respectively. The Plan was completed in the first quarter of fiscal 2011.

The following is a summary of changes in restructuring accruals during fiscal 2010 and fiscal 2011 for the 2009 Plan.

(In millions)	Total Plan Costs	Severance and Outplacement Costs	Leased Building Exit Costs
Balance as of May 30, 2009	$9.6	$7.0	$2.6
Restructuring expenses	1.3	0.7	0.6
Cash payments	(9.5)	(7.4)	(2.1)
Adjustment	(0.1)	(0.1)	—
Balance as of May 29, 2010	$1.3	$0.2	$1.1
Restructuring expenses	—	—	—
Cash payments	(1.3)	(0.2)	(1.1)
Adjustment	—	—	—
Balance as of November 27, 2010	$—	$—	$—

Manufacturing Consolidation
In May and June 2009, the company announced a plan (“the Manufacturing Consolidation Plan”) to consolidate manufacturing operations with the closure of its Integrated Metal Technologies (IMT) subsidiary in Spring Lake, Michigan and Brandrud facility in Auburn, Washington. Under this plan for the IMT closure, the company retained existing West Michigan production capacity and enhanced operational efficiency, with the majority of work and equipment move to other newer, larger facilities in the area. Relocation began during the first quarter of fiscal 2010, with final closure completed in the fourth quarter. For the Brandrud closure, the company further consolidated manufacturing operations with the transfer of substantially all of the manufacturing capabilities of Brandrud to its Nemschoff manufacturing plants. The anticipated cost for this action is $12.6 million with approximately $2.0 million, $9.7 million, and $0.9 million of these costs having been recognized in fiscal 2009, fiscal 2010, and fiscal 2011, respectively. We do not anticipate any further significant costs for this action. The remaining accrued costs will be paid for with cash generated from operations during fiscal 2011.

The following is a summary of changes in restructuring accruals during fiscal 2010 and fiscal 2011 for the Manufacturing Consolidation Plan.

(In millions)	Total Plan Costs	Severance and Outplacement Costs	Leased Building Exit Costs
Balance as of May 30, 2009	$—	$—	$—
Restructuring expenses	9.7	5.3	4.4
Cash payments	(5.9)	(3.4)	(2.5)
Adjustment	(1.2)	(0.4)	(0.8)
Balance as of May 29, 2010	$2.6	$1.5	$1.1
Restructuring expenses	0.9	0.2	0.7
Cash payments	(2.8)	(1.6)	(1.2)
Balance as of November 27, 2010	$0.7	$0.1	$0.6

2010 Action
During the fourth quarter of fiscal 2010, the company executed a restructuring plan (“the 2010 Plan”) that reduced operating expenses in order to improve operating performance, profitability and further enhance productivity. This Plan reduced our salaried workforce, primarily in North America, by approximately 70 employees. This Plan resulted in expenses of approximately $3.2 million during fiscal 2010 and $2.1 million during the first six months of fiscal 2011. We do not anticipate significant costs in future periods for this Plan.

The following is a summary of changes in restructuring accruals during fiscal 2010 and fiscal 2011 for the 2010 Plan.

(In millions)	Total Plan Costs	Severance and Outplacement Costs	Leased Building Exit Costs
Balance as of May 30, 2009	$—	$—	$—
Restructuring expenses	3.2	2.9	0.3
Cash payments	(0.1)	(0.1)	—
Balance as of May 29, 2010	$3.1	$2.8	$0.3
Restructuring expenses	2.1	1.5	0.6
Cash payments	(3.6)	(3.3)	(0.3)
Adjustment	(0.5)	—	(0.5)
Balance as of November 27, 2010	$1.1	$1.0	$0.1

In addition to the fiscal 2010 restructuring expenses noted above, the 2010 Plan included an impairment of certain assets totaling $2.5 million during fiscal 2010 that were related to our Convia line of business. These assets related to products that we determined had no anticipated future revenue stream to the company.

These charges have been reflected separately as restructuring expenses in the Consolidated Statements of Operations. Restructuring expenses are reflected in the reportable operating segments in the “Other” category (see Note 10 to the consolidated financial statements).

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

Interest Rate Swap Agreements
We have used interest rate swaps in order for a portion of interest bearing debt to be variable, which matches interest expense with our business cycle. As of November 27, 2010, the company has one interest rate swap agreement that has the economic effect of modifying the fixed interest obligations associated with a portion of our public debt securities due March 15, 2011 so that the interest payable on the senior notes effectively becomes variable at a rate set to the six-month LIBOR rate plus 2.65 percent. The critical terms of the interest rate swap agreement and a component of the public debt securities match, including the notional amounts, interest rate reset dates, maturity dates and underlying market indices. Accordingly, as of November 27, 2010, a total of $50.0 million of the company's outstanding debt was effectively converted to a variable-rate basis as a result of the interest rate swap arrangement. This swap is a fair-value hedge and qualifies for hedge-accounting treatment, whereby the change in the fair value of the interest rate swap is equal to the change in value of the related hedged debt and, as a result, there is no net effect on earnings. The agreement requires the company to pay floating-rate interest payments in return for receiving fixed-rate interest payments that coincide with the semi-annual payments to the debt holders at the same date. The periodic interest settlements, which occur at the same interval as the public debt securities, are recorded as interest expense.

Foreign Currency Forward Contracts Not Designated as Hedges
 We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. Under this program, the company's strategy is to have increases or decreases in our foreign currency exposures offset by gains or losses on the foreign currency forward contracts to mitigate the risks and volatility associated with foreign currency transaction gains or losses. These foreign currency exposures typically arise from net liability or asset exposures in non-local currencies on the balance sheets of our foreign subsidiaries. These foreign currency forward contracts generally settle within 90 days and are not used for trading purposes. These forward contracts are not designated as hedging instruments. Accordingly, we record the fair value of these contracts as of the end of the reporting period in the Condensed Consolidated Balance Sheet with changes in fair value recorded in our Condensed Consolidated Statement of Operations. The balance sheet classification for the fair values of these forward contracts is within current assets for unrealized gains and within current liabilities for unrealized losses. The statement of operations classification for the fair values of these forward contracts is “Other Expenses (Income): Other, net”, for both realized and unrealized gains and losses.

As of November 27, 2010, the company utilized forward contracts to offset various currency exposures. See our discussion under Item 3, Foreign Exchange Risk, for additional detail.

The effect of derivative instruments on the Condensed Consolidated Statement of Operations for the six month periods ended November 27, 2010 and November 28, 2009 is income of $0.2 million, respectively.

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets

(In millions)	Balance Sheet Location	November 27, 2010	May 29, 2010
Interest rate swap agreement — fair market value	Other noncurrent assets	$0.6	$1.2

Foreign currency forward contracts not designated as hedges	Prepaid expenses and other	$0.2	$—

Effects of Derivative Instruments on Income (amounts presented exclude any income tax effects)

(In millions)		Three Months Ended
Recognized Expense on Derivative	Expense Location	November 27, 2010	November 28, 2009
Foreign currency forward contracts	Other Expenses (Income): Other, net	$(0.1)	$(0.1)

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

Discussion of Current Business Conditions
The second quarter of fiscal 2011 showed improved customer demand with results reflecting improved order entry rates across virtually every area of our business. This improvement drove year-over-year and sequential-quarter growth in both orders and sales. Consolidated orders in the second quarter of $461.8 million increased 33.6% compared to the same period last year and 17.3% from the prior quarter. Net sales for the quarter totaled $412.2, up 19.9% from the prior year period and 8.3% from the prior quarter. This marks the third consecutive quarter of sequential and year-over-year order growth, and represents our highest level of orders in over two years.
In fiscal 2009, we implemented a series of temporary cost cutting measures that included a 10% wage reduction. During the course of the current year we have fully restored all wage reductions and retired our wage recovery program. Both the first and second quarters of fiscal 2011 reflect the fully restored wage run rate.

Operating earnings in the quarter were $31.5 million or 7.6% of sales, up $12.8 million from prior year and up $2.3 million sequentially from the prior quarter. Operating earnings for the six months ending November 27, 2010 were $60.7 million, up $27.9 million or 85.1% from prior year. Restructuring expenses were $2.1 million and $2.2 million in the second quarter for fiscal 2011 and 2010, respectively.

The Business Institutional Furniture Manufacturers Association's (BIFMA) most recent domestic industry forecast was released in November 2010. This forecast anticipates that in a calendar year-over-year comparison, orders will continue to increase in the fourth quarter of calendar 2010, with a full year over year order increase of approximately 9 percent. Continued double digit growth is forecasted for the first quarter of calendar 2011, returning to more modest growth for the remainder of 2011. BIFMA's outlook for calendar 2011 shows both orders and shipments increasing between approximately 6 percent and 8 percent, respectively.

Analysis of First Quarter Results
The quarters ended November 27, 2010 and November 28, 2009 each included 13 weeks of operations. The following table presents certain key highlights from the results of operations for the periods indicated.

(In millions, except per share data)	Three Months Ended			Six Months Ended
	November 27, 2010	November 28, 2009	Percent Change	November 27, 2010	November 28, 2009	Percent Change
Net Sales	$412.2	$343.7	19.9%	$792.9	$667.7	18.8%
Gross Margin	135.8	110.8	22.6	259.4	218.3	18.8
Operating Expenses	102.2	89.9	13.7	195.7	180.7	8.3
Restructuring	2.1	2.2	(4.5)	3.0	4.8	(37.5)
Operating Earnings	31.5	18.7	68.4	60.7	32.8	85.1
Net Earnings	$17.9	$9.6	86.5	$34.0	$18.0	88.9
Earnings per share - diluted	0.26	0.17	52.9	0.48	0.31	54.8
Orders	461.8	345.7	33.6	855.7	667.9	28.1
Backlog	314.6	233.3	34.8%	314.6	233.3	34.8%

The following table presents, for the periods indicated, the components of the company's Condensed Consolidated Statements of Operations as a percentage of net sales.

	Three Months Ended		Six Months Ended
	November 27, 2010	November 28, 2009	November 27, 2010	November 28, 2009
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	67.1	67.8	67.3	67.3
Gross Margin	32.9	32.2	32.7	32.7
Operating Expenses	24.8	26.2	24.7	27.1
Restructuring	0.5	0.6	0.4	0.7
Operating Margin	7.6	5.4	7.7	4.9
Other Expense, net	1.3	1.3	1.4	1.5
Earnings Before Income Taxes	6.4	4.2	6.2	3.4
Income Tax Expense	2.0	1.4	2.0	0.7
Net Earnings	4.3%	2.8%	4.3%	2.7%

Consolidated Sales, Orders, and Backlog
Net sales in the second quarter of fiscal 2011 were $412.2 million, an increase of 19.9 percent from the same period last year. Foreign exchange rate changes increased net sales by approximately $1.0 million in the second quarter of fiscal year 2011. We estimate the impact of deeper discounting on net sales to be approximately $9 million over the prior year.

On a sequential quarter basis, consolidated net sales were up $31.5 million from $380.7 million, which represents a 8.3 percent increase.

Orders in the second quarter were $461.8 million, an increase of $116.1 million or 33.6 percent over the same period last year. North American Furniture Solution orders increased 35.8 percent, while Non-North American Furniture Solution orders increased 31.3 percent. Orders within our “Other” category increased 2.0 percent for the current quarter compared to the same period last year. On a sequential quarter basis, consolidated orders increased 17.3 percent.

Our backlog of unfilled orders at November 27, 2010 was $314.6 million, an increase of $81.3 million or 34.8 percent over the balance at the end of our second quarter last year.

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

For the three-month period ended November 27, 2010, our domestic U.S. shipments, as defined by BIFMA, increased 16.5 percent year-over-year, while domestic orders increased 34.8 percent. At the time of this filing BIFMA had not released results for November 2010. However, for the months of September and October 2010, BIFMA reported an estimated year-over-year increase in shipments of 14.9 percent and orders of 22.7 percent for the comparable period.

Consolidated Gross Margin
Consolidated gross margin in the second quarter increased 70 basis points to 32.9 percent of net sales compared to the second quarter last year. This increase was driven primarily by leverage on higher production and sales of higher margin products, which was somewhat offset by the impact of deeper discounting on net sales. Details relative to the major components of consolidated gross margin are as follows:

Direct material costs increased 230 basis points from the second quarter last year primarily due to increased cost of raw materials and a change in product mix. We estimate that commodity costs increased approximately $3 million for the quarter compared to the second quarter of last year with the largest component of this increase being steel.

Direct labor at 6.3 percent of net sales for the second quarter was 60 basis points lower than the same period last year with the primary cause being increased efficiencies and product mix shift.

Manufacturing overhead for the second quarter decreased 250 basis points as a percentage of sales. This decrease was driven primarily by increased leverage as a result of the increase in volume which was somewhat offset by an increase in employee benefits and incentive costs.

Freight costs as a percent of net sales, driven by a change in geographical shipment mix, increased 30 basis points in the second quarter of fiscal 2011 as compared to the same period last year.

Cost of sales and resulting gross margin are affected by changes in foreign currency exchange rates. During the second quarter we estimate the impact to be an improvement to gross margin of $1.0 million.

On a sequential-quarter basis, consolidated gross margins increased 40 basis points from 32.5 percent of sales reported in the first quarter of fiscal 2011, driven primarily by the leverage on increased volume.

Operating Expenses and Operating Earnings
Second quarter total operating expenses were $104.3 million, or 25.3 percent of net sales, which is a decrease of 150 basis points, as a percent of net sales, and an increase of $12.2 million from the second quarter of fiscal 2010. Operating expense included $2.1 million of restructuring costs in the second quarter of fiscal 2011, a decrease of $0.1 million from the second quarter of fiscal 2010. Approximately $3.5 million of the increase relates to incremental operating expenses from the consolidation of Colebrook Bosson Saunders (CBS) and Living Edge - a furniture dealer based in Australia. These businesses were acquired by Herman Miller during the fourth quarter of fiscal 2010. Variable selling costs, development and marketing expenses associated with new product launches, and accruals for employee incentives contributed to the year-over-year growth in operating expenses. These expense increases were partially offset in the current quarter by favorable adjustments related to the contingency-based components of the Nemschoff purchase price. See Note 17 to the consolidated financial statements for further information on the Nemschoff contingent consideration. These adjustments reduced operating expenses in the period by $4.4 million. By comparison, the company recorded $0.5 million in unfavorable operating expense related to these purchase price liabilities in the prior year second quarter.

Operating expenses and the resulting operating earnings are also impacted by changes in foreign currency exchange rates. During the second quarter of fiscal 2011 and fiscal 2010, we estimate the impact to operating expenses to be a decrease of approximately $0.1 million and a negligible amount, respectively.

Operating earnings in the second quarter were $31.5 million compared to earnings of $18.7 million in the same period last year. As a percentage of net sales, operating earnings were 7.6 percent as compared to operating earnings of 5.4 percent in the prior year.

Other Income/Expense and Income Taxes
Net other expenses of $5.2 million in the second quarter of this year were $1.0 million higher compared to the prior year second quarter of $4.2 million. The increase was primarily from higher currency loss. For the quarter, interest expense of $5.1 million is $0.1 million lower than the same period last year.

We recorded a foreign currency transaction loss of $0.7 million in the second quarter compared to a negligible gain amount in the same period last year.

The effective tax rates for the three months ended November 27, 2010 and November 28, 2009 were 32.0 percent and 34.0 percent, respectively. We expect our full year rate to be in the range of 29 percent to 31 percent. Subsequent to November 27, 2010, Congress extended the Research and Development tax credit retroactively to January 1st, 2010. The company estimates this extension will create a $0.9 million tax benefit in future periods.

Reportable Operating Segments
Our business comprises various operating segments as defined by generally accepted accounting principles in the United States. These operating segments are determined on the basis of how we internally report and evaluate financial information used to make operating decisions. For external reporting purposes, we aggregate these operating segments as follows:

◦
North American Furniture Solutions — Includes the business associated with the design, manufacture and sale of furniture products for office, healthcare and educational environments throughout the United States, and Canada.

◦
Non-North American Furniture Solutions — Includes the business associated with the design, manufacture and sale of furniture products, primarily for work-related settings, including Mexico and outside North America.

◦
Other — includes our North American residential furniture business as well as other business activities and certain unallocated corporate expenses, if any. Our North American residential furniture business includes the operations associated with the design, manufacture, and sale of furniture products for residential settings primarily in the United States, and Canada.

Effective for the second quarter of fiscal 2011, management has modified the company's segment reporting in order to better align with changes made in the second quarter to the organizational and management reporting structure. Specifically, the company is now reporting operations in Mexico within its non-North American Furniture Solutions operating segment. Prior year results have been revised to reflect this change.

Further information regarding our reportable operating segments can be found in Note 10.

Net sales within our North American Furniture Solutions segment were up 18.1 percent to $326.5 million from $276.4 million reported in the second quarter last year. The increase is a result of a broad-based increase in activity across the core work business, both in terms of sales regions and industry sectors. Orders within the North American segment increased by 35.8 percent to $373.0 million compared to $274.6 million reported in the second quarter last year.

Operating earnings in the second quarter within the North American segment were $27.0 million, up from $19.1 million in the second quarter last year. This represents an increase of $7.9 million or 41.4 percent over the same period last year.

Net sales within our non-North American Furniture Solutions segment were $72.7 million in the second quarter, an increase of 30.8 percent from the second quarter of fiscal 2010 when we reported net sales of $55.6 million. This increase is attributable to significant increases in Asia and Latin America and also includes a full quarter of sales from the Australian retail furniture dealership and CBS that were acquired in the fourth quarter of fiscal 2010.

Operating income in the quarter for our non-North American segment was $4.0 million, an increase of $2.9 million from operating income of $1.1 million in the second quarter of last year.

Net sales within the “Other” category were $13.0 million, up 11.1 percent from prior year net sales of $11.7 million. This increase in sales is primarily related to our Herman Miller for the Home business and is driven by increased volume with retail partners. Orders during the second quarter within this category were $15.4 million, increasing 2.0 percent over prior year levels. The operating income in the quarter for this category was $0.5 million, an improvement of $2.0 million from the prior year second quarter. This improvement was significantly impacted from the decrease in restructuring costs and expenses relating to Convia in the current period compared to the second quarter of last year. The company does not estimate any significant expenses associated with the operations of Convia going forward.

Financial Condition, Liquidity, and Capital Resources
The table below presents certain key cash flow and capital highlights for the periods indicated.

(In millions)	Six Months Ended
	November 27, 2010	November 28, 2009
Cash and cash equivalents, end of period	$153.8	$121.7
Marketable securities, end of period	11.5	12.0
Cash generated from operating activities	32.1	54.4
Cash used for investing activities	(12.8)	(49.7)
Cash used for financing activities	(2.4)	(77.6)
Capital expenditures	(12.2)	(11.4)
Stock repurchased and retired	(0.9)	(0.7)
Interest-bearing debt, end of period (1)	300.6	302.1
Available unsecured credit facility, end of period (2)	140.6	138.9
(1) Amounts shown include the fair market values of the company's interest rate swap arrangements. The net fair value of these arrangements totaled approximately $0.6 million and $2.1 million at November 27, 2010 and November 28, 2009, respectively.
(2) Amounts shown are net of outstanding letters of credit of $9.4 million and $11.1 million at November 27, 2010 and November 28, 2009, respectively, which are applied against the company's unsecured credit facility.

Cash Flow — Operating Activities
Cash generated from operating activities was $22.1 million in the second quarter of fiscal 2011, as compared to $27.2 million in the prior year. For the first six months of fiscal 2011, cash generated from operations totaled $32.1 million. This compares to cash flows generated from operating activities of $54.4 million in the prior year first six months.

Quarter and Six months Ended November 27, 2010
Changes in working capital balances for the quarter drove a source of cash totaling $1.6 million in the second quarter in fiscal 2011. The main factors impacting working capital were an increase in accounts receivable and inventory balances of $28.4 million and $10.6 million, respectively. These amounts were offset by increases in accounts payable, accrued bonus, and other accrued compensation of $18.7 million, $5.3 million, and $10.8 million, respectively. A decrease in prepaid assets of $4.2 million also impacted working capital for the current quarter. Additionally, during the quarter the company contributed $8.9 million in cash to its primary domestic pension plan.

Through the first six months of the year, changes in working capital balances drove a use of cash totaling $14.9 million. The main factors impacting working capital were an increase in accounts receivable and inventory balances of $46.8 million and $19.5 million, respectively. These amounts were partially offset by an increase in accounts payable, accrued bonus, other accrued compensation and accrued income taxes of $26.8 million, $8.9 million, $7.2 million, and $4.9 million, respectively.

Quarter and Six months Ended November 28, 2009
Changes in working capital balances for the quarter drove a source of cash totaling $2.5 million in the second quarter in fiscal 2010. The main drivers of working capital were an increase in accounts payable of $11.4 million and an increase in accrued compensation of $11.2 million. The increase in accrued compensation was driven primarily by an increase in incentive bonus. These amounts were offset by an increase in accounts receivable of $19.0 million and an increase in the net inventory balances of $5.1 million. Approximately half of the inventory balance increase in the quarter was due to an increase in the amount of direct business, where revenues cannot be recognized until installation is complete (described in more detail below).

Through the first six months of the year, changes in working capital balances accounted for a net $12.9 million source of cash. Included in this amount was an increase in inventory of $9.1 million. Significant sources of cash included a reduction in prepaid assets of $16.1 million, and an increase in accounts payable of $7.9 million partially offset by a decrease in other accruals.

Cash Flow — Investing Activities
The most significant cash outflow for investing activities relates to an investment in capital assets. We purchased $6.4 million in capital assets during the second quarter of fiscal 2011 and $12.2 million year-to-date. This compares to $5.6 million and $11.4 million, respectively in the prior year. At the end of the second quarter 2011, we had outstanding commitments for capital purchases of $5.7 million. We expect that full-year capital purchases to be approximately $30 million to $32 million. This compares to full-year capital spending of $22.3 million in fiscal 2010.

Our most significant cash outflow related to investing activities during the first six months of fiscal 2010 was the acquisition of Nemschoff. The acquisition net of cash totaled $30.4 million. In addition as part of the acquisition we received a note in the amount of $6.9 million with full offset rights against potential contingent payments.

Cash Flow — Financing Activities
Cash outflows from financing activities were $0.8 million during the second quarter of fiscal 2011 and $2.4 million year-to-date. Cash outflows for dividend payments were $2.5 million or $0.044 per share during the first six months. This compares to $2.4 million in dividend payments in the prior year first six months. In the first quarter of fiscal 2010 the company retired $75 million of our 7.125 percent coupon bonds as part of a tender offer at 6.0 percent above par value.

Outstanding standby letters of credit totaled $9.4 million and are considered as usage against our unsecured revolving credit facility at the end of the second quarter fiscal 2011. At the beginning of fiscal 2010 we amended our credit facility, reducing the amount available from $250 million to $150 million. As a result we received less restrictive financial performance covenants. At the end of the second quarter our availability under this credit facility was $140.6 million. The provisions of our private placement notes and unsecured credit facility require that we adhere to certain covenant restrictions and maintain certain performance ratios. We were in compliance with all such restrictions and performance ratios this quarter and expect to remain in compliance in the future. Subsequent to the end of the second quarter of fiscal 2011, the company signed an agreement to refinance $50 million of the remaining $100 million of the company's public debt securities through the issuance of a 10-year private placement note. This will satisfy the company's near-term liquidity requirements and enable a net reduction in outstanding debt requirements.

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

Variable Interest Entities
On occasion, we provide financial support to certain independent dealers in the form of term loans, lines of credit, and/or loan guarantees that may represent variable interests in such entities. As of November 27, 2010, we were not considered the primary beneficiary of any such dealer relationships under FASB ASC Topic 810, Consolidation (“ASC Topic 810”). Accordingly, we were not required to consolidate the financial statements of any of these entities during the first six months of fiscal 2011.

The risks and rewards associated with our interests in these dealerships are primarily limited to our outstanding loans and guarantee amounts. As of November 27, 2010, our maximum exposure to potential losses, net of reserve amounts, related to outstanding loans to these other entities was zero.

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

In the normal course of business, the company enters into contracts denominated in foreign currencies. The principal foreign currencies in which the company conducts its business are the British pound sterling, European euro, Canadian dollar, Australian dollar, Japanese yen, Mexican peso, Brazilian real, Indian rupee and Chinese renminbi. As of November 27, 2010, 14 contracts in total were placed to offset various currency exposures. To offset net asset exposure denominated in non-functional currency, ten forwards contracts were placed including four forward contracts to sell 5.4 million euros, four forward contracts to sell 10.1 million U.S. dollars, one forward contract to sell 24 million Indian rupees and one forward contract to sell 0.5 million Australian dollars. Conversely, four contracts were placed to offset the company's net liability exposure denominated in non-functional currency. These contracts included four forward contracts to buy 13.6 million U.S. dollars. As of May 29, 2010, the company had outstanding nine forward currency instruments designed to offset either net asset or net liability exposure denominated in non-functional currencies. One forward contract was placed in order to offset 4.1 million euro-denominated net asset exposure and three forward contracts were placed in order to offset 5.6 million U.S. dollar-denominated net asset exposure. Four forward contracts were placed to offset a 14.0 million U.S. dollar-denominated net liability exposure and one forward contract was placed to offset a 1.6 million British pound sterling-denominated net liability exposure.

Interest Rate Risk
Interest-bearing debt as of the end of the second quarter, excluding the fair market values of our interest rate swap arrangements, totaled $300 million. This amount includes obligations associated with the company's long-term debt securities and private placement notes, as well as any outstanding borrowings against its unsecured revolving credit facility. The company is subject to interest rate variability on $50.0 million of this debt. Accordingly, the cost of servicing this variable-rate debt may increase or decrease in the future as market interest rates change.

As of November 27, 2010, the weighted-average interest rate on the company's variable-rate debt was approximately 3.4 percent. Based on the level of variable-rate debt outstanding as of that date, a 1 percentage-point increase in the weighted-average interest rate would increase the company's estimated annual pre-tax interest expense by approximately $0.5 million.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Under the supervision of, and with the participation of management, the company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 27, 2010, and have concluded that as of that date, the company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
There were no changes in the company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended November 27, 2010, that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

HERMAN MILLER, INC.
PART II — OTHER INFORMATION

Item 1:     Legal Proceedings

Referred to in Note 14 of the condensed consolidated financial statements.

Item 1A:    Risk Factors

There have been no material changes from the information provided in the company's Annual Report on Form 10-K for the year ended May 29, 2010.

Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds

(A) Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during the quarter ended November 27, 2010.

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
8/29/10 - 9/25/10	26	$18.39	26	$169,852,352
9/26/10 - 10/23/10	21,303	$19.83	21,303	$169,429,998
10/24/10 - 11/27/10	55	$19.51	55	$169,428,925
Total	21,384		21,384
(1) No shares were purchased outside of a publicly announced plan or program.

No repurchase plans expired or were terminated during the second quarter of fiscal 2011, nor do any plans exist under which the company does not intend to make further purchases.

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

Item 4:     Reserved

Item 5:    Other Information — None

Item 6:    Exhibits

The following exhibits (listed by number corresponding to the Exhibit table as Item 601 in Regulation S-K) are filed with this Report:

10.1 Herman Miller, Inc. agreement to enter into a Private Shelf Agreement (the “Agreement”) with Prudential Investment Management, Inc. and certain of its affiliates (collectively, “Prudential”), dated December 14, 2010

31.1 Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended November 27, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of November 27, 2010, and May 29, 2010, (ii) Consolidated Condensed Statements of Operations for the three and six-months ended November 27, 2010 and November 28, 2009, (iii) Consolidated Condensed Statements of Cash Flows for the six-months ended November 27, 2010 and November 28, 2009, and (iv) Notes to Consolidated Condensed Financial Statements, tagged as blocks of text.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

HERMAN MILLER, INC.

January 6, 2011	/s/ Brian C. Walker
Brian C. Walker
Chief Executive Officer
(Duly Authorized Signatory for Registrant)

January 6, 2011	/s/ Gregory J. Bylsma
Gregory J. Bylsma
Chief Financial Officer
(Principal Accounting Officer and Duly Authorized Signatory for Registrant)