Form 10-Q
period 2011-02-26
MILLER HERMAN INC
filed 2011-04-06
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ _ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended February 26, 2011	Commission File No. 001-15141F

HERMAN MILLER, INC.

A Michigan Corporation	ID No. 38-0837640

855 East Main Avenue, Zeeland, MI 49464-0302	Phone (616) 654 3000

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
Yes [_] No [ X ]

Common Stock Outstanding at April 1, 2011 - 57,290,375 shares

HERMAN MILLER, INC. FORM 10-Q
FOR THE QUARTER ENDED FEBRUARY 26, 2011

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions Except Share Data)
(Unaudited)

	February 26, 2011	May 29, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$164.7	$134.8
Marketable securities	11.7	12.1
Accounts receivable, net	186.9	144.7
Inventories:
Finished goods	40.9	32.9
Work in process	14.9	8.9
Raw materials	18.4	16.1
Total inventories	74.2	57.9
Prepaid expenses and other	43.6	46.4
Total current assets	481.1	395.9
Property and equipment, at cost	717.5	724.1
Less — accumulated depreciation	(548.1)	(548.9)
Net property and equipment	169.4	175.2
Other Assets:
Goodwill and indefinite-lived intangibles	133.6	132.6
Other amortizable intangibles, net	24.4	25.0
Other noncurrent assets	43.3	41.9
Total other assets	201.3	199.5
Total Assets	$851.8	$770.6

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities:
Unfunded checks	$5.3	$4.3
Current maturities of long-term debt	100.1	101.2
Accounts payable	106.5	96.3
Accrued compensation and benefits	61.7	41.1
Unearned revenue	19.4	10.1
Accrued income tax and other taxes	5.2	6.5
Other accrued liabilities	54.9	54.7
Total current liabilities	353.1	314.2
Long-term Liabilities:
Long-term debt, less current maturities	200.0	200.0
Pension and post-retirement benefits	120.6	124.2
Other liabilities	35.8	52.1
Total long-term liabilities	356.4	376.3
Total Liabilities	709.5	690.5
Shareholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized, none issued)	—	—
Common stock, $0.20 par value (240,000,000 shares authorized)	11.4	11.4
Additional paid-in capital	60.9	55.9
Retained earnings	202.4	152.4
Accumulated other comprehensive loss	(129.8)	(136.2)
Key executive deferred compensation plans	(2.6)	(3.4)
Total Shareholders' Equity	142.3	80.1
Total Liabilities and Shareholders' Equity	$851.8	$770.6
See accompanying notes to condensed consolidated financial statements

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	February 26, 2011	February 27, 2010	February 26, 2011	February 27, 2010
Net Sales	$414.8	$329.6	$1,207.7	$997.3
Cost of Sales	281.8	224.8	815.3	674.2
Gross Margin	133.0	104.8	392.4	323.1
Operating Expenses	101.9	85.7	297.6	266.5
Restructuring and Other Related Expenses	—	2.3	3.0	7.1
Operating Earnings	31.1	16.8	91.8	49.5
Other Expenses (Income):
Interest expense	5.1	4.9	15.2	16.1
Other, net	(0.2)	(0.4)	0.9	(1.6)
Earnings Before Income Taxes	26.2	12.3	75.7	35.0
Income Tax Expense	6.4	4.0	21.9	8.8
Net Earnings	$19.8	$8.3	$53.8	$26.2
Earnings Per Share — Basic	$0.35	$0.15	$0.94	$0.47
Earnings Per Share — Diluted	$0.29	$0.12	$0.77	$0.43
Dividends Declared, Per Share	$0.0220	$0.0220	$0.0660	$0.0660
See accompanying notes to condensed consolidated financial statements

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS
(Dollars in Millions)
(Unaudited)

	Nine Months Ended
	February 26, 2011	February 27, 2010
Cash Flows from Operating Activities:
Net earnings	$53.8	$26.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	29.1	32.4
Stock-based compensation	3.3	3.3
Pension and post-retirement expense	10.0	8.8
Restructuring and other related expenses	3.0	7.1
Contingent consideration adjustment	(15.0)	(2.2)
Excess tax benefit due to stock options	0.2	0.5
Other, net	(0.3)	2.2
(Increase) Decrease in current assets	(56.4)	17.4
Increase (Decrease) in current liabilities	38.1	(25.7)
Decrease in non-current liabilities	(12.3)	(7.2)
Net Cash Provided by Operating Activities	53.5	62.8

Cash Flows from Investing Activities:
Notes receivable, net	—	(6.5)
Marketable security purchases	(3.1)	(10.2)
Marketable security sales	3.8	8.0
Capital expenditures	(21.8)	(15.3)
Acquisitions, net of cash	—	(30.4)
Other, net	(1.9)	(0.4)
Net Cash Used for Investing Activities	(23.0)	(54.8)

Cash Flows from Financing Activities:
Net long-term debt repayments	—	(75.0)
Dividends paid	(3.8)	(3.6)
Excess tax benefit due to stock options	(0.2)	(0.5)
Common stock issued	3.6	1.8
Common stock repurchased and retired	(0.9)	(0.6)
Payment of contingent consideration obligation	(3.0)	—
Net Cash Used for Financing Activities	(4.3)	(77.9)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	3.7	0.1

Net Increase (Decrease) in Cash and Cash Equivalents	29.9	(69.8)

Cash and Cash Equivalents, Beginning of Period	134.8	192.9

Cash and Cash Equivalents, End of Period	$164.7	$123.1
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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position of the company as of February 26, 2011, and the results of its operations and cash flows for the interim periods presented. Operating results for the nine-month period ended February 26, 2011, are not necessarily indicative of the results that may be expected for the year ending May 28, 2011. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the company's Form 10-K filing for the year ended May 29, 2010. Certain prior year information has been reclassified to conform to the current year presentation.

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

In December 2009, the FASB issued ASU 2009-16, Transfers and Servicing (Topic 860)-Accounting for Transfers of Financial Assets. ASU 2009-16 revises previous authoritative guidance related to accounting for transfers of financial assets and requires more disclosures about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. The company adopted the disclosure requirements of ASU 2009-16 in the first quarter of fiscal 2011.

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

3. FISCAL YEAR
The company's fiscal year ends on the Saturday closest to May 31. Fiscal 2011, the year ending May 28, 2011, and fiscal 2010, the year ending May 29, 2010, each contain 52 weeks. The first nine months of fiscal 2011 and fiscal 2010 each contained 39 weeks. The three month periods ended February 26, 2011 and February 27, 2010 each contained 13 weeks.

4. FOREIGN CURRENCY TRANSLATION
The functional currency for significant foreign subsidiaries is the local currency. The cumulative effect of translating the balance sheet accounts from the functional currency into the United States dollar using period-end exchange rates and translating revenue and expense accounts using average exchange rates for the period is reflected as a component of “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets. The financial statement impact resulting from remeasuring all foreign currency transactions into the appropriate functional currency, which was included in “Other Expenses (Income)” in the Condensed Consolidated Statements of Operations, was a net loss of $0.2 and $1.8 million for the three and nine month periods ended February 26, 2011, respectively. For the three and nine month periods ending February 27, 2010, the financial statement impact was a net loss of $0.1 million and $0.2 million, respectively.

5. COMPREHENSIVE INCOME
Comprehensive income consists of net earnings, foreign currency translation adjustments, pension and post-retirement liability adjustments and unrealized holding gain (loss) on “available-for-sale” securities. Comprehensive income was $21.9 million and $6.3 million for the three months ended February 26, 2011, and February 27, 2010, respectively. For the nine months ended February 26, 2011, and February 27, 2010, comprehensive income was $60.2 million and $26.5 million, respectively. The following table presents the components of “Accumulated other comprehensive loss” for the period indicated.

(In millions)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Liability Adjustments (net of tax)	Unrealized Holding Period Gain (Loss) (net of tax)	Total Accumulated Other Comprehensive Loss
Balance, May 29, 2010	$(12.3)	$(123.8)	$(0.1)	$(136.2)
Other comprehensive income for the nine months ended February 26, 2011	6.3	—	0.1	6.4
Balance, February 26, 2011	$(6.0)	$(123.8)	$—	$(129.8)

6. COMMON STOCK AND EARNINGS PER SHARE
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS).

	Three Months Ended		Nine Months Ended
	February 26, 2011	February 27, 2010	February 26, 2011	February 27, 2010
Numerators:
Numerator for basic EPS, net earnings (In millions)	$19.8	$8.3	$53.8	$26.2
Income from adjustments to contingent consideration that can be settled in common stock at the company's option, net of tax (In millions)	(3.4)	(1.2)	(9.5)	(1.4)
Numerator for diluted EPS, net earnings (In millions)	$16.4	$7.1	$44.3	$24.8

Denominators:
Denominator for basic EPS, weighted-average common shares outstanding	57,087,710	56,059,694	57,032,799	55,693,032

Potentially dilutive shares resulting from stock plans and contingent consideration issued for acquisition	337,723	1,499,317	620,149	1,607,809

Denominator for diluted EPS	57,425,433	57,559,011	57,652,948	57,300,841

Options to purchase 1,426,103 and 2,768,332 shares of common stock for the three months ended February 26, 2011 and February 27, 2010, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive. Options to purchase 2,313,739 and 2,797,999 shares of common stock for the nine months ended February 26, 2011 and February 27, 2010, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.

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

On June 24, 2009 the company acquired Nemschoff Chairs, LLC (Nemschoff) and established liabilities for contingent consideration related to the acquisition. This contingent consideration could be settled in cash or stock at the discretion of the company and, therefore, any income or loss associated with adjustments to these liabilities is excluded from the numerator when computing diluted earnings per share. The number of shares required to settle the contingent consideration are included in the denominator of potentially dilutive shares. During the third quarter of fiscal 2011 the company settled the contingent consideration obligation, which accordingly reduced the number of potentially dilutive shares outstanding for the three months and nine months ended February 26, 2011.

7. STOCK-BASED COMPENSATION
The company accounts for stock-based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718, Compensation-Stock Compensation (“ASC Topic 718”). Compensation costs related to the company's stock-based compensation plans resulted in an expense of $1.3 million and $1.0 million for the three month periods ending February 26, 2011 and February 27, 2010, respectively. The related income tax benefit was $0.4 million for both three-month periods. For both the nine months ended February 26, 2011 and February 27, 2010, compensation costs were $3.3 million. The related income tax benefit for both nine-month periods was $1.1 million.

Stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three and nine months ended February 26, 2011 and February 27, 2010 has been reduced for estimated forfeitures, as it is based on awards ultimately expected to vest. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

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

	Three Months Ended		Nine Months Ended
	February 26, 2011	February 27, 2010	February 26, 2011	February 27, 2010
Risk-free interest rates (1)	2.3%	2.7%	0.4-2.3%	2.7-2.8%
Expected term of options (2)	5.5 years	5.5 years	2.0-5.5 years	5.5 years
Expected volatility (3)	42%	41%	42-54%	41%
Dividend yield (4)	0.4%	0.5%	0.4-0.5%	0.5-0.6%
Weighted-average grant-date fair value of stock options:
Granted with exercise prices equal to the fair market value of the stock on the date of grant	$10.08	6.45	$7.01	$6.24

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

Restricted Stock Grants
The company periodically grants restricted common stock to certain key employees. Shares are granted in the name of the employee, who has all the rights of a shareholder, subject to certain restrictions on transferability and risk of forfeiture. The grants are subject to either cliff-based or graded vesting over a period not exceeding five years, and are subject to forfeiture if the employee ceases to be employed by the company for certain reasons. After the vesting period, the risk of forfeiture and restrictions on transferability lapse. The company recognizes the related compensation expense on a straight-line basis over the requisite service period.

Restricted Stock Units
The company grants restricted stock units to certain key employees. This program provides that the actual number of restricted stock units awarded is based on the value of a portion of the participant's long-term incentive compensation divided by the fair market value of the company's stock on the date of grant. In some years the awards have been partially tied to the company's financial performance for the year in which the grant was based. The awards generally cliff-vest after a three-year service period, with prorated vesting under certain circumstances and full or partial accelerated vesting upon retirement. Each restricted stock unit represents one equivalent share of the company's common stock to be awarded, free of restrictions, after the vesting period. Compensation expense related to these awards is recognized over the requisite service period, which includes any applicable performance period. Dividend equivalent awards are granted quarterly. The units do not entitle participants the rights of shareholders of common stock, such as voting rights until shares are issued after the vesting period.

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

Cash payments for income taxes and interest were as follows.

	Three Months Ended		Nine Months Ended
(In millions)	February 26, 2011	February 27, 2010	February 26, 2011	February 27, 2010
Income taxes paid, net	$13.1	$7.2	$19.3	$14.5
Interest paid	$6.3	$6.3	$15.2	$15.2

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

The following tables set forth financial assets and liabilities measured at fair value in the Condensed Consolidated Balance Sheets and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of February 26, 2011 and May 29, 2010.

(In millions)	Fair Value Measurements as of February 26, 2011	Fair Value Measurements as of May 29, 2010
Financial Assets	Quoted Prices With Other Observable Inputs (Level 2)	Quoted Prices With Other Observable Inputs (Level 2)
Available-for-sale marketable securities:
Asset-backed securities	$0.6	$0.8
Corporate securities	3.6	5.1
Government obligations	7.1	5.3
Mortgage-backed securities	0.4	0.9
Interest rate swap agreements	0.1	1.2
Foreign currency forward contracts	0.1	—
Deferred compensation plan	2.5	1.9
Total	$14.4	$15.2

The following is a summary of the carrying and market values of the company's marketable securities as of the respective dates.

	February 26, 2011
(In millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value
Asset-backed securities	$0.6	$—	$—	$0.6
Corporate securities	3.5	0.1	—	3.6
Government obligations	7.1	—	—	7.1
Mortgage-backed securities	0.4	—	—	0.4
Total	$11.6	$0.1	$—	$11.7

	May 29, 2010
(In millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value
Asset-backed securities	$0.8	$—	$—	$0.8
Corporate securities	5.1	—	—	5.1
Government obligations	5.3	—	—	5.3
Mortgage-backed securities	1.0	0.1	(0.2)	0.9
Total	$12.2	$0.1	$(0.2)	$12.1

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

Net investment income recognized in the Condensed Consolidated Statements of Operations resulting from these investments was negligible and $0.2 million for the three month periods ending February 26, 2011 and February 27, 2010, respectively. Net investment income recognized in the Condensed Consolidated Statements of Operations resulting from these investments was negligible and $0.5 million for the nine month periods ending February 26, 2011 and February 27, 2010, respectively.

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

The following is a summary of the credit loss component of the company's debt securities that have been written down for other-than-temporary-impairment (OTTI) with the credit loss component recognized in earnings and the remaining impairment loss related to all other factors recognized in accumulated other comprehensive loss:

(In millions)
Balance, May 29, 2010	$0.2
Subtractions:
Realized gains recorded previously as credit losses	(0.2)
Balance, February 26, 2011	$—

Maturities of debt securities included in marketable securities as of February 26, 2011, are as follows.

(In millions)	Cost	Market Value
Due within one year	$2.8	$2.8
Due after one year through five years	8.7	8.8
Due after five years through ten years	0.1	0.1
Total	$11.6	$11.7

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

The performance of the operating segments is evaluated by the company's management using various financial measures. The following is a summary of certain key financial measures for the respective fiscal periods indicated:

	Three Months Ended		Nine Months Ended
(In millions)	February 26, 2011	February 27, 2010	February 26, 2011	February 27, 2010
Net Sales:
North American Furniture Solutions	$331.1	$262.0	$960.6	$802.5
Non-North American Furniture Solutions	67.8	54.4	207.3	157.4
Other	15.9	13.2	39.8	37.4
Total	$414.8	$329.6	$1,207.7	$997.3
Depreciation and Amortization:
North American Furniture Solutions	$8.6	$9.4	$26.7	$28.9
Non-North American Furniture Solutions	0.8	0.7	2.4	2.3
Other	—	0.4	—	1.2
Total	$9.4	$10.5	$29.1	$32.4
Operating Earnings (Loss):
North American Furniture Solutions	$24.6	$15.7	$77.8	$56.1
Non-North American Furniture Solutions	3.3	2.7	10.0	2.2
Other	3.2	(1.6)	4.0	(8.8)
Total	$31.1	$16.8	$91.8	$49.5
Capital Expenditures:
North American Furniture Solutions	$8.3	$3.8	$18.8	$14.8
Non-North American Furniture Solutions	1.3	0.1	3.0	0.5
Total	$9.6	$3.9	$21.8	$15.3

(In millions)	February 26, 2011	May 29, 2010
Total Assets:
North American Furniture Solutions	$676.7	$592.9
Non-North American Furniture Solutions	156.6	159.0
Other	18.5	18.7
Total	$851.8	$770.6
Goodwill:
North American Furniture Solutions	$104.5	$104.4
Non-North American Furniture Solutions	5.9	5.0
Other	—	—
Total	$110.4	$109.4
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

11. GOODWILL AND INDEFINITE-LIVED INTANGIBLES
The company accounts for goodwill and indefinite-lived assets in accordance with ASC Topic 350, Intangibles-Goodwill and Other. Goodwill and other indefinite-lived assets included in the Consolidated Balance Sheet consist of the following as of February 26, 2011 and May 29, 2010:

(In millions)	Goodwill	Indefinite-lived Intangible Assets	Total Goodwill and Indefinite-lived Intangible Assets
Balance, May 29, 2010	$109.4	$23.2	$132.6
Currency-related adjustments	1.0	—	1.0
Balance, February 26, 2011	$110.4	$23.2	$133.6

12. OTHER AMORTIZABLE INTANGIBLES, NET
The company's amortizable intangible assets consist primarily of patents, trademarks, customer relationships, intellectual property rights, and non-compete agreements. As of February 26, 2011, the combined gross carrying value and accumulated amortization was $36.6 million and $12.2 million, respectively. As of May 29, 2010, these amounts totaled $35.2 million and $10.2 million, respectively. The company amortizes these assets over their remaining useful lives using the straight-line method over periods ranging from 5 to 17 years.

Amortization expense related to intangible assets totaled approximately $0.7 million for the three month periods ending February 26, 2011, and February 27, 2010. Amortization expense related to intangible assets totaled approximately $2.0 million and $2.2 million for the nine month periods ending February 26, 2011, and February 27, 2010, respectively.

Estimated amortization expense for intangible assets as of February 26, 2011, for each of the succeeding fiscal years is as follows:

(In millions)	Remaining 2011	$0.7
	2012	$2.5
	2013	$2.4
	2014	$2.2
	2015	$1.9

13. LONG TERM DEBT
In January 2008, the company issued a total of $200 million in senior unsecured private placement notes. Notes in the principal amount of $150 million bear interest at 6.42 percent and are due in January 2018. The remaining $50 million in private placement notes bear interest at 5.94 percent and are due in January 2015. Related interest payments are due semi-annually.

During the first quarter of fiscal 2010 the company renegotiated the syndicated revolving line of credit, reducing availability from $250 million to $150 million, while giving the company additional covenant flexibility. This facility expires in June 2012 and outstanding borrowings bear interest at rates based on the prime rate, federal funds rate, LIBOR, or negotiated rates as outlined in the agreement. Interest is payable periodically throughout the period a borrowing is outstanding. As of February 26, 2011 and May 29, 2010, total usage against this facility was $9.4 million and $11.2 million respectively, all of which related to outstanding letters of credit.

In March 2001, the company sold publicly registered debt securities totaling $175 million. These senior notes matured on March 15, 2011 and bore an annual interest rate of 7.125 percent, with interest payments due semi-annually. During the first quarter of fiscal 2010, the company completed the repurchase of $75 million of the registered debt securities. In addition to improving our covenant metrics this action reduced our interest expense run rate by approximately $1.3 million per quarter. Subsequent to the end of the third quarter, on March 15, 2011, the company repaid the remaining $100 million in principal due under the 2001 public bond issue. The payment was made using a combination of existing cash and proceeds from newly-issued senior unsecured private placement notes of $50 million maturing in March 2021. The completion of this partial debt refinancing reduced the company’s total debt obligations to $250 million, none of which is current.

Our senior notes and the unsecured senior revolving credit facility restrict, without prior consent, our borrowings, capital leases, and the sale of certain assets. In addition, the company agrees to maintain certain financial performance ratios, which include a maximum leverage ratio covenant, which is measured by the ratio of debt to trailing four quarter adjusted EBITDA (as defined in the credit agreement) and is required to be less than 3.5:1, and a minimum interest coverage ratio, which is measured by the ratio of trailing four quarter EBITDA to trailing four quarter interest expense (as defined in the credit agreement) and is required to be greater than 4:1. Adjusted EBITDA is generally defined in the credit agreement to adjust EBITDA by certain items which include non-cash, share-based compensation, non-recurring restructuring costs, adjustments to contingent consideration liabilities and extraordinary items. At February 26, 2011 and May 29, 2010, the company was in compliance with all applicable restrictions and performance ratios and anticipate remaining so for the foreseeable future.

The company previously entered into a fixed-to-floating interest rate swap agreement, which expired on March 15, 2011, that effectively converted $50 million of fixed-rate debt securities to a floating-rate basis. The fair value of this swap instrument, which is based upon expected LIBOR rates over the remaining term of the instrument, was approximately $0.1 million at February 26, 2011, and is reflected as an addition to current maturities of long-term debt and an offsetting addition to current assets in the Condensed Consolidated Balance Sheets. As of May 29, 2010, the fair value of approximately $1.2 million is reflected as an addition to current maturities of long-term debt and an offsetting addition to current assets. The floating interest rate for this agreement is based on the six-month LIBOR, set in-arrears at the end of each semi-annual period, which is estimated to be 3.2 percent and 3.8 percent at February 26, 2011 and May 29, 2010, respectively. The interest rate resets during the second and fourth quarter of each fiscal year.

As of February 26, 2011, a total of $50.0 million of the company's outstanding debt was effectively converted to a variable-rate basis as a result of the remaining interest rate swap arrangement. This swap is a fair-value hedge and qualifies for hedge-accounting treatment using the “short-cut” method under the provisions of the FASB ASC Topic 815, Derivatives and Hedging (“ASC Topic 815”). Under this accounting treatment, the change in the fair value of the interest rate swap is equal to the change in value of the related hedged debt and, as a result, there is no net effect on earnings. This agreement requires the company to pay floating-rate interest payments in return for receiving fixed-rate interest payments that coincide with the semi-annual payments to the debt holders at the same date.

The counterparty to this swap instrument is a large financial institution which the company believes is of high-quality creditworthiness. While the company may be exposed to potential losses due to the credit risk of non-performance by this counterparty, such losses are not anticipated. The impact of the swap arrangement on interest expense was a reduction of $0.5 million for both three-month periods ending February 26, 2011, and February 27, 2010. The impact of the swap arrangement on interest expense was a reduction of $1.4 million and $1.5 million for the nine-month periods ending February 26, 2011, and February 27, 2010, respectively. Subsequent to the end of the third quarter of fiscal 2011 the interest rate swap agreement expired as planned on March 15, 2011.

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

(In millions)	Three Months Ended		Nine Months Ended
	February 26, 2011	February 27, 2010	February 26, 2011	February 27, 2010
Accrual Balance — beginning	$15.9	$15.4	$16.0	$15.4
Accrual for warranty matters	4.1	2.9	10.1	8.7
Settlements and adjustments	(3.3)	(2.5)	(9.4)	(8.3)
Accrual Balance — ending	$16.7	$15.8	$16.7	$15.8

Other Guarantees
The company is periodically required to provide performance bonds in order to do business with certain customers. These arrangements are common and generally have terms ranging between one and three years. The bonds are required to provide assurances to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies; however, the company is ultimately liable for claims that may occur against them. As of February 26, 2011, the company had a maximum financial exposure related to performance bonds totaling approximately $17.0 million. The company has no history of claims, nor is it aware of circumstances that would require it to pay under any of these arrangements. The company also believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company's financial statements. Accordingly, no liability has been recorded as of February 26, 2011 and May 29, 2010.

The company has entered into standby letter of credit arrangements for the purpose of protecting various insurance companies against default on the payment of certain premiums and claims. A majority of these arrangements are related to the company's wholly-owned captive insurance company. As of February 26, 2011, the company had a maximum financial exposure from these standby letters of credit totaling approximately $9.4 million. The company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company's financial statements. Accordingly, no liability has been recorded as of February 26, 2011 and May 29, 2010.

Contingencies
The company leases a facility in the U.K. under an agreement that will expire in June 2011. Under the terms of the lease, the company is required to perform the maintenance and repairs necessary to address the general dilapidation of the facility. The ultimate cost of this provision to the company is dependent on a number of factors including, but not limited to, the future use of the facility by the lessor and whether the company chooses and is permitted to renew the lease term. The company has estimated the cost of these maintenance and repairs to be between $0 and $3 million, depending on the outcome of future plans and negotiations. As a result, an estimated liability of $1.2 million and $1.1 million has been recorded as a liability reflected under the caption “Other accrued liabilities” in the Condensed Consolidated Balance Sheets at February 26, 2011, and May 29, 2010, respectively.

The company has an additional lease obligation in the U.K. until May 2014 for a facility that it previously exited. The estimated liability of $1.6 million and $1.5 million is reflected under the caption “Other liabilities” in the Condensed Consolidated Balance Sheets at February 26, 2011 and May 29, 2010, respectively.

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

15. INCOME TAXES
The effective tax rates for the three months ended February 26, 2011 and February 27, 2010, were 24.4 percent and 32.8 percent, respectively. For the nine months ended February 26, 2011 and February 27, 2010, the effective tax rates were 29.0 percent and 25.3 percent, respectively. The company's United States federal statutory rate is 35.0 percent. The effective rate in the current year is below the statutory rate primarily due to the manufacturing deduction under the American Jobs Creation Act of 2004 (AJCA), foreign tax credits recognized related to a dividend paid and research and development credits due to the signing of the 2010 Tax Relief Act, extending the benefits retroactively to January 2010. The effective tax rate in the prior year was below the statutory rate primarily due to the reduction of uncertain tax benefits reserve following the closure of an Internal Revenue Service (IRS) audit for the fiscal years 2005 through 2008, the manufacturing deduction under the American Jobs Creation Act of 2004 and the research and development credit.

The company has income tax accruals associated with uncertain tax benefits totaling $1.9 million and $3.4 million as of February 26, 2011 and February 27, 2010, respectively.

The company recognizes interest and penalties related to uncertain tax benefits through income tax expense in its statement of operations. Interest and penalties recognized in the company's Condensed Consolidated Statements of Operations during the nine-month periods ended February 26, 2011 and February 27, 2010 were negligible and a benefit of $0.1 million, respectively. As of February 26, 2011 and February 27, 2010, the company's recorded liability for potential interest and penalties related to uncertain tax benefits totaled $0.7 million and $0.9 million, respectively.

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

16. EMPLOYEE BENEFIT PLANS
The following tables summarize the costs of the company's employee pension and other post-retirement plans for the periods indicated.

(In millions)	Three Months Ended
	Pension Benefits		Other Post-Retirement Benefits
	February 26, 2011	February 27, 2010	February 26, 2011	February 27, 2010
Domestic:
Service cost	$1.7	$2.0	$—	$—
Interest cost	3.8	4.5	0.1	0.2
Expected return on plan assets	(4.6)	(4.9)	—	—
Net amortization loss	1.5	0.8	—	—
Net periodic benefit cost	$2.4	$2.4	$0.1	$0.2

International:
Service cost	$0.5	$—
Interest cost	1.1	1.1
Expected return on plan assets	(1.1)	(1.1)
Net amortization loss	0.3	0.2
Net periodic benefit cost	$0.8	$0.2

(In millions)	Nine Months Ended
	Pension Benefits		Other Post-Retirement Benefits
	February 26, 2011	February 27, 2010	February 26, 2011	February 27, 2010
Domestic:
Service cost	$5.1	$6.0	$—	$—
Interest cost	11.3	13.5	0.3	0.5
Expected return on plan assets	(13.8)	(14.1)	—	—
Net amortization loss	4.5	2.3	0.2	—
Net periodic benefit cost	$7.1	$7.7	$0.5	$0.5

International:
Service cost	$1.4	$—
Interest cost	3.2	3.2
Expected return on plan assets	(3.1)	(3.4)
Net amortization loss	0.9	0.8
Net periodic benefit cost	$2.4	$0.6

Subsequent to the end of the third quarter the company contributed $3.0 million in cash to its primary domestic benefit plan. The company is currently evaluating what additional voluntary contributions, if any, will be made to its various employee retirement plans in the remaining months of fiscal 2011.

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

There were two forms of contingent consideration provided to the sellers, a success fee and contingent value rights (CVRs). These contingent liabilities were presented net of a $6.9 million note receivable that was issued by the sellers in exchange for cash at the acquisition date, and was payable only to the extent it could be offset against the contingent consideration. On January 31, 2011, the company signed an agreement to settle the two contingent consideration matters and the note receivable with the sellers of Nemschoff for a lump sum cash payment of $3 million, which approximated the fair value of these obligations as discussed in the following paragraphs.

Previously, the success fee payment ranged between $0 and $25 million based on performance from June 2010 through May 2011, and could be settled in the form of cash or stock at the company's discretion. At the acquisition date, the fair value of the success fee was $14.4 million and as of January 31, 2011, the success fee was valued at $5.6 million, with the change in value reflected within “Operating expenses" in the Condensed Consolidated Statements of Operations. The fair value of the success fee was estimated based on projected revenues for fiscal 2011.

The CVR previously associated with each of the 2,041,666 shares of common stock issued in the transaction entitled the holder to compensation in the event that the company's share price was below $24.00 per share at June 30, 2011. A floor price of $13.28 per share was established that provided a maximum payout of $10.72 per share to be paid at the time of share redemption and could be settled in the form of cash or stock at the company's discretion. At the acquisition date, the fair value of the CVRs was $16.3 million and as of January 31, 2011, the CVRs were valued at $4.4 million with the change in value reflected within “Operating expenses” in the Condensed Consolidated Statements of Operations. The fair value of the CVR was estimated using a Black-Scholes model which uses several key assumptions, including the current share price of the company.

January 31, 2011
Risk-free interest rates	1.04%
Expected term	0.4 years
Expected volatility	59%
Dividend Yield	0.46%

Subsequent to the end of the second quarter of fiscal 2011 and prior to the settlement of the CVR's, approximately 680,000 shares of the company's common stock relating to the CVR were sold on exchange in excess of $24/share, which reduced the obligation by approximately $3.3 million.

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

Additionally, CBS may be entitled to contingent consideration in the form of performance-based payments in the range of zero and $14.1 million, payable in British pound sterling, that would be earned over the next five years. The contingent consideration is based on a combination of attained revenue and profitability targets. Any payment due will be settled in cash. At the acquisition date, the fair value of the contingent consideration was $2.9 million. As of February 26, 2011, the contingent consideration value was $3.0 million with $1.6 million recorded as a current liability and $1.4 million recorded as a long-term liability. Any change in value due to change in estimates will be reflected within “Operating expenses” in the Condensed Consolidated Statements of Operations.

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

Other
Subsequent to the third quarter of fiscal 2011, the company announced an agreement to acquire POSH Office Systems Ltd., a Hong Kong-based designer, manufacturer, and distributor of office furniture systems, freestanding furniture, seating, and filing and storage. POSH, with annual revenues of approximately $50 million, is a market leader in commercial furnishings in both Hong Kong and the People's Republic of China. Completion of the acquisition is pending the company's establishment of a legal structure in China necessary to complete the transaction. The company currently anticipates a closing for the acquisition of POSH will be completed early in the first quarter of fiscal 2012. The final purchase price is expected to include an upfront cash payment, due at closing, followed by a performance-based payment at the conclusion of an earn-out period. The acquisition is not expected to be a material acquisition for the company as defined by ASC Topic 805, Business Combinations.

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

The following is a summary of changes in restructuring accruals during fiscal 2010 and fiscal 2011 for the 2009 Plan.

(In millions)	Total Plan Costs	Severance and Outplacement Costs	Leased Building Exit Costs
Balance as of May 30, 2009	$9.6	$7.0	$2.6
Restructuring expenses	1.3	0.7	0.6
Cash payments	(9.5)	(7.4)	(2.1)
Adjustment	(0.1)	(0.1)	—
Balance as of May 29, 2010	$1.3	$0.2	$1.1
Restructuring expenses	—	—	—
Cash payments	(1.3)	(0.2)	(1.1)
Adjustment	—	—	—
Balance as of February 26, 2011	$—	$—	$—

Manufacturing Consolidation
In May and June 2009, the company announced a plan (“the Manufacturing Consolidation Plan”) to consolidate manufacturing operations with the closure of its Integrated Metal Technologies (IMT) subsidiary in Spring Lake, Michigan and Brandrud facility in Auburn, Washington. Under this plan for the IMT closure, the company retained existing West Michigan production capacity and enhanced operational efficiency, with the majority of work and equipment move to other newer, larger facilities in the area. Relocation began during the first quarter of fiscal 2010, with final closure completed in the fourth quarter. For the Brandrud closure, the company further consolidated manufacturing operations with the transfer of substantially all of the manufacturing capabilities of Brandrud to its Nemschoff manufacturing plants. The cost for this action was $12.6 million with approximately $2.0 million, $9.7 million, and $0.9 million of these costs having been recognized in fiscal 2009, fiscal 2010, and fiscal 2011, respectively. The company does not anticipate any further significant costs for this action. The remaining accrued costs will be paid for with cash generated from operations during fiscal 2011.

The following is a summary of changes in restructuring accruals during fiscal 2010 and fiscal 2011 for the Manufacturing Consolidation Plan.

(In millions)	Total Plan Costs	Severance and Outplacement Costs	Leased Building Exit Costs
Balance as of May 30, 2009	$—	$—	$—
Restructuring expenses	9.7	5.3	4.4
Cash payments	(5.9)	(3.4)	(2.5)
Adjustment	(1.2)	(0.4)	(0.8)
Balance as of May 29, 2010	$2.6	$1.5	$1.1
Restructuring expenses	0.9	0.2	0.7
Cash payments	(3.0)	(1.7)	(1.3)
Balance as of February 26, 2011	$0.5	$—	$0.5

2010 Action
During the fourth quarter of fiscal 2010, the company executed a restructuring plan (“the 2010 Plan”) that reduced operating expenses in order to improve operating performance, profitability and further enhance productivity. This Plan reduced our salaried workforce, primarily in North America, by approximately 70 employees. This Plan resulted in expenses of approximately $3.2 million during fiscal 2010 and $2.1 million during the first nine months of fiscal 2011. The company does not anticipate significant costs in future periods for this Plan.

The following is a summary of changes in restructuring accruals during fiscal 2010 and fiscal 2011 for the 2010 Plan.

(In millions)	Total Plan Costs	Severance and Outplacement Costs	Leased Building Exit Costs
Balance as of May 30, 2009	$—	$—	$—
Restructuring expenses	3.2	2.9	0.3
Cash payments	(0.1)	(0.1)	—
Balance as of May 29, 2010	$3.1	$2.8	$0.3
Restructuring expenses	2.1	1.5	0.6
Cash payments	(4.5)	(4.1)	(0.4)
Adjustment	(0.4)	—	(0.4)
Balance as of February 26, 2011	$0.3	$0.2	$0.1

In addition to the fiscal 2010 restructuring expenses noted above, the 2010 Plan included an impairment of certain assets totaling $2.5 million during fiscal 2010 that were related to our Convia line of business. These assets related to products that the company determined had no anticipated future revenue stream to the company.

These charges have been reflected separately as restructuring expenses in the Consolidated Statements of Operations. Restructuring expenses are reflected in the reportable operating segments in the “Other” category (see Note 10 to the consolidated financial statements).

19. DERIVATIVE FINANCIAL INSTRUMENTS
Interest Rate Swap Agreements
The company uses interest rate swaps in order for a portion of interest bearing debt to be variable, which matches interest expense with the company's business cycle. As of February 26, 2011, the company has one interest rate swap agreement that has the economic effect of modifying the fixed interest obligations associated with a portion of the public debt securities due March 15, 2011 so that the interest payable on the senior notes effectively becomes variable at a rate set to the six-month LIBOR rate plus 2.65 percent. The critical terms of the interest rate swap agreement and a component of the public debt securities match, including the notional amounts, interest rate reset dates, maturity dates and underlying market indices. Accordingly, as of February 26, 2011, a total of $50.0 million of the company's outstanding debt was effectively converted to a variable-rate basis as a result of the interest rate swap arrangement. This swap is a fair-value hedge and qualifies for hedge-accounting treatment, whereby the change in the fair value of the interest rate swap is equal to the change in value of the related hedged debt and, as a result, there is no net effect on earnings. The agreement requires the company to pay floating-rate interest payments in return for receiving fixed-rate interest payments that coincide with the semi-annual payments to the debt holders at the same date. The periodic interest settlements, which occur at the same interval as the public debt securities, are recorded as interest expense. Subsequent to the end of the third quarter of fiscal 2011 the interest rate swap agreement expired as planned on March 15, 2011.

Foreign Currency Forward Contracts Not Designated as Hedges
The company transacts business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. Under this program, the company's strategy is to have increases or decreases in our foreign currency exposures offset by gains or losses on the foreign currency forward contracts to mitigate the risks and volatility associated with foreign currency transaction gains or losses. These foreign currency exposures typically arise from net liability or asset exposures in non-local currencies on the balance sheets of our foreign subsidiaries. These foreign currency forward contracts generally settle within 90 days and are not used for trading purposes. These forward contracts are not designated as hedging instruments. Accordingly, the company records the fair value of these contracts as of the end of the reporting period in the Condensed Consolidated Balance Sheet with changes in fair value recorded in the Condensed Consolidated Statement of Operations. The balance sheet classification for the fair values of these forward contracts is within current assets for unrealized gains and within current liabilities for unrealized losses. The statement of operations classification for the fair values of these forward contracts is “Other Expenses (Income): Other, net”, for both realized and unrealized gains and losses.

As of February 26, 2011, the company utilized forward contracts to offset various currency exposures. See the discussion under Item 3, Foreign Exchange Risk, for additional detail.

The effect of derivative instruments on the Condensed Consolidated Statement of Operations for the nine-month periods ended February 26, 2011 and February 27, 2010 is income of $0.1 million and expense of $0.2 million, respectively.

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets

(In millions)	Balance Sheet Location	February 26, 2011	May 29, 2010
Interest rate swap agreement — fair market value	Other noncurrent assets	$0.1	$1.2

Foreign currency forward contracts not designated as hedges	Prepaid expenses and other	$0.1	$—

Effects of Derivative Instruments on Income (amounts presented exclude any income tax effects)

(In millions)		Three Months Ended
Recognized Expense on Derivative	Expense Location	February 26, 2011	February 27, 2010
Foreign currency forward contracts	Other Expenses (Income): Other, net	$(0.1)	$(0.1)

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

Discussion of Current Business Conditions
The company realized strong year-over-year growth in sales and orders this quarter, reflecting a continuation of the business recovery that began almost a year ago.

Net sales in the third quarter of fiscal 2011 increased $85.2 million or 25.8 percent from the prior year due to the strong backlog position the company had coming into the third quarter of fiscal 2011 as well as continued demand across most areas of the business. In comparison to the second quarter of fiscal 2011, net sales were up $2.6 million. This sequential improvement in net sales, while small, represents a departure from the seasonal declines that often occur during the fiscal third quarter.
Consolidated orders in the third quarter of fiscal 2011 were $368.1 million, representing a 26.9 percent increase over the same period last year. Orders within the North American business segment were up 28.2 percent from the prior year third quarter, while the company's non-North American segment reported a 22.0 percent year over year increase. Sequentially, orders were 20.3 percent below second quarter fiscal 2011, reflecting the typical seasonal slow down of third quarter order entry rates.

Operating earnings in the quarter were $31.1 million or 7.5 percent of sales, up $14.3 million from the prior year and a decrease of $0.4 million sequentially from the prior quarter. Operating earnings for the nine months ending February 26, 2011 were $91.8 million, up $42.3 million or 85.5 percent from prior year. In fiscal 2009, the company implemented a series of temporary cost cutting measures that included a 10 percent wage reduction and a reduction in some benefit programs. While first, second and third quarter financial results reflect fully restored wages, certain benefit programs were not fully restored until January of this year. The company did not incur any restructuring expenses in the quarter compared to $2.3 million in the third quarter of fiscal 2010.

The Business Institutional Furniture Manufacturers Association's (BIFMA) most recent domestic industry forecast was released in February 2011. This forecast anticipates that orders and shipments will show modest increases over last year for the remainder of calendar 2011, with a full year over year increase of approximately 9 and 14 percent, respectively. BIFMA's outlook for calendar 2012 forecasts orders and shipments each increasing approximately 8 percent.

Analysis of Third Quarter Results
The quarters ended February 26, 2011 and February 27, 2010 each included 13 weeks of operations. The following table presents certain key highlights from the results of operations for the periods indicated.

(In millions, except per share data)	Three Months Ended			Nine Months Ended
	February 26, 2011	February 27, 2010	Percent Change	February 26, 2011	February 27, 2010	Percent Change
Net Sales	$414.8	$329.6	25.8%	$1,207.7	$997.3	21.1%
Gross Margin	133.0	104.8	26.9	392.4	323.1	21.4
Operating Expenses	101.9	85.7	18.9	297.6	266.5	11.7
Restructuring	—	2.3	(100.0)	3.0	7.1	(57.7)
Operating Earnings	31.1	16.8	85.1	91.8	49.5	85.5
Net Earnings	19.8	8.3	138.6	53.8	26.2	105.3
Earnings per share - diluted	0.29	0.12	141.7	0.77	0.43	79.1
Orders	368.1	290.0	26.9	1,223.8	957.9	27.8
Backlog	$268.7	$193.6	38.8%	$268.7	$193.6	38.8%

The following table presents, for the periods indicated, the components of the company's Condensed Consolidated Statements of Operations as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	February 26, 2011	February 27, 2010	February 26, 2011	February 27, 2010
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	67.9	68.2	67.5	67.6
Gross Margin	32.1	31.8	32.5	32.4
Operating Expenses	24.6	26.0	24.6	26.7
Restructuring	—	0.7	0.3	0.7
Operating Margin	7.5	5.1	7.6	5.0
Other Expense, net	1.2	1.4	1.3	1.5
Earnings Before Income Taxes	6.3	3.7	6.3	3.5
Income Tax Expense	1.5	1.2	1.8	0.9
Net Earnings	4.8%	2.5%	4.5%	2.6%

Consolidated Sales, Orders, and Backlog
Net sales in the third quarter of fiscal 2011 were $414.8 million, an increase of 25.8 percent from the same period last year. Foreign exchange rate changes increased net sales by approximately $1.8 million in the third quarter of fiscal year 2011. The company estimates the impact of deeper discounting on net sales to be approximately $11 million over the prior year third quarter.

On a sequential quarter basis, consolidated net sales were up $2.6 million from $412.2 million, which represents a 0.6 percent increase.

For the first nine months of fiscal 2011 net sales were $1,207.7 million, an increase of 21.1 percent from the same period last year. The increase in net sales was broad-based across the business.

Orders in the third quarter were $368.1 million, an increase of $78.1 million or 26.9 percent over the same period last year. North American Furniture Solution orders increased 28.2 percent, while Non-North American Furniture Solution orders increased 22.0 percent. Orders within the “Other” category increased 27.1 percent for the current quarter compared to the same period last year. On a sequential quarter basis, consolidated orders decreased 20.3 percent.

For the first nine months of fiscal 2011, consolidated orders of $1,223.8 million increased $265.9 million, or 27.8 percent versus the prior year.

The backlog of unfilled orders at February 26, 2011 was $268.7 million, an increase of $75.1 million or 38.8 percent over the balance at the end of the third quarter last year.

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

For the three-month period ended February 26, 2011, our domestic U.S. shipments, as defined by BIFMA, increased 26.6 percent year-over-year, while domestic orders increased 24.8 percent. At the time of this filing BIFMA had not released results for February 2011. However, for the months of December 2010 and January 2011, BIFMA reported an estimated year-over-year increase in shipments of 19.6 percent and orders of 22.5 percent for the comparable period.

Consolidated Gross Margin
Consolidated gross margin in the third quarter increased 30 basis points to 32.1 percent of net sales compared to the third quarter last year. This increase was driven primarily by cost leverage on higher production and sales of higher margin products, which was somewhat offset by deeper discounting, higher employee benefit and incentive costs, as well as higher costs of key direct materials, most notably steel and steel components. Deeper discounting reduces net sales relative to prior periods. This has the effect of increasing the components of the Condensed Consolidated Statement of Operations as a percentage of net sales. Details relative to the major components of consolidated gross margin are as follows:

Direct material costs increased 180 basis points as a percent of net sales from the third quarter last year. This was primarily driven by a $1.5 million increase in the cost of commodities, and an increase in discounting which has the effect of reducing net sales.

Direct labor at 7.0 percent of net sales for the third quarter was 40 basis points lower than the same period last year with the primary cause being increased efficiencies and product mix shift slightly offset by the impact higher discounting had on net sales.

Manufacturing overhead for the third quarter decreased 170 basis points as a percent of net sales. This decrease was driven primarily by increased cost leverage as a result of the increase in volume but was somewhat offset by an increase in employee benefits and incentive costs and higher discounting.

Freight costs as a percent of net sales increased 30 basis points in the third quarter of fiscal 2011 compared to the same period last year.

Cost of sales and resulting gross margin are affected by changes in foreign currency exchange rates. During the third quarter we estimate the impact to be an improvement to gross margin of $0.9 million.

On a sequential-quarter basis, consolidated gross margins decreased 80 basis points from 32.9 percent of sales reported in the second quarter of fiscal 2011. This decrease is driven primarily by lower production levels and increased employee benefit and incentive costs.

For the first nine months of fiscal 2011 consolidated gross margin increased 10 basis points from 32.4 percent of net sales reported in the same period last year. The increase was impacted by similar factors effecting the quarterly comparison.

Operating Expenses and Operating Earnings
Third quarter total operating expenses were $101.9 million, or 24.6 percent of net sales, which is a decrease of 210 basis points, as a percent of net sales, and an increase of $13.9 million from the third quarter of fiscal 2010. Variable selling costs resulting from year over year sales growth, a return to full employee benefit levels and employee incentives drove much of the increase. Approximately $3.7 million of the increase relates to incremental operating expenses from the consolidation of Colebrook Bosson Saunders (CBS) and Living Edge, a furniture dealer based in Australia. These businesses were acquired by Herman Miller during the fourth quarter of fiscal 2010. These expense increases were partially offset in the current quarter by favorable adjustments related to the contingency-based components of the Nemschoff purchase price. See Note 17 to the consolidated financial statements for further information on the Nemschoff contingent consideration. These adjustments reduced operating expenses in the third quarter by $5.4 million. By comparison, the company recorded $1.8 million in operating expense reductions related to these purchase price liabilities in the prior year third quarter. No restructuring costs were incurred in the third quarter of fiscal 2011, as compared to $2.3 million of restructuring costs included in the third quarter of fiscal 2010.

Operating expenses and the resulting operating earnings are also impacted by changes in foreign currency exchange rates. During the third quarter of fiscal 2011 and fiscal 2010, we estimate the impact to operating expenses to be an increase of approximately $0.5 million and $1.0 million, respectively.

Operating earnings in the third quarter were $31.1 million compared to earnings of $16.8 million in the same period last year. As a percentage of net sales, operating earnings were 7.5 percent as compared to operating earnings of 5.1 percent in the prior year.

For the first nine months of fiscal 2011 total operating expenses were $300.6 million, or 24.9 percent of net sales, which is a decrease of 250 basis points from the same period last year. The decrease in operating expenses as a percent of net sales was primarily driven by factors mentioned above in the quarterly comparison.

Other Income/Expense and Income Taxes
Net other expenses of $4.9 million in the third quarter of this year were $0.4 million higher compared to the prior year third quarter of $4.5 million. The increase is due primarily to higher currency loss and lower investment income as compared to the same period last year. For the quarter, interest expense of $5.1 million is $0.2 million higher than the same period last year.

We recorded a foreign currency transaction loss of $0.2 million in the third quarter compared to a loss of $0.1 million in the same period last year.

The effective tax rates for the three months ended February 26, 2011 and February 27, 2010 were 24.4 percent and 32.8 percent, respectively. The favorable tax rate this quarter is primarily due to the benefit from the research and development tax credits, related to the 2010 tax relief act. The company expects the full year rate to be in the range of 29 percent to 30 percent.

Reportable Operating Segments
The business comprises various operating segments as defined by generally accepted accounting principles in the United States. These operating segments are determined on the basis of how we internally report and evaluate financial information used to make operating decisions. For external reporting purposes, we aggregate these operating segments as follows:

◦
North American Furniture Solutions — Includes the business associated with the design, manufacture and sale of furniture products for office, healthcare and educational environments throughout the United States and Canada.

◦
Non-North American Furniture Solutions — Includes the business associated with the design, manufacture and sale of furniture products, primarily for work-related settings, including Mexico and outside North America.

◦
Other — Includes the North American residential furniture business as well as other business activities and certain unallocated corporate expenses, if any. The North American residential furniture business includes the operations associated with the design, manufacture, and sale of furniture products for residential settings primarily in the United States and Canada.

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

Further information regarding the reportable operating segments can be found in Note 10.

Net sales within the North American Furniture Solutions segment were up $69.1 million to $331.1 million in the third quarter, representing a 26.4 percent increase over last year. Orders within the North American segment increased by $62.5 million to $284.1 million compared to $221.6 million reported in the third quarter last year. The increase in both sales and orders is a result of a broad-based increase in activity across the core business, both in terms of sales regions and industry sectors.

Operating earnings in the third quarter within the North American segment were $24.6 million, up from $15.7 million in the third quarter last year. This represents an increase of $8.9 million or 56.7 percent over the same period last year.

Net sales within the non-North American Furniture Solutions segment were $67.8 million in the third quarter, an increase of $13.4 million from the third quarter of fiscal 2010 when we reported net sales of $54.4 million.

This increase is attributable to significant increases in Asia and Latin America and also includes a full quarter of sales from the Australian retail furniture dealership and CBS that were acquired in the fourth quarter of fiscal 2010.

Operating income in the quarter for the non-North American segment was $3.3 million, an increase of $0.6 million from operating income of $2.7 million in the third quarter of last year.

Net sales within the “Other” category were $15.9 million, up $2.7 million from prior year net sales of $13.2 million. This increase in sales is primarily related to the Herman Miller for the Home business and is driven by increased volume with retail partners. Orders during the third quarter within this category were $13.6 million, increasing $2.9 million over prior year levels. The operating income in the quarter for this category was $3.2 million, an improvement of $4.8 million from the prior year third quarter. This improvement was significantly impacted from the decrease in restructuring costs and expenses related to Convia in the current period compared to the third quarter of last year.

Financial Condition, Liquidity, and Capital Resources
The table below presents certain key cash flow and capital highlights for the periods indicated.

(In millions)	Nine Months Ended
	February 26, 2011	February 27, 2010
Cash and cash equivalents, end of period	$164.7	$123.1
Marketable securities, end of period	11.7	13.9
Cash generated from operating activities	53.5	62.8
Cash used for investing activities	(23.0)	(54.8)
Cash used for financing activities	(4.3)	(77.9)
Capital expenditures	(21.8)	(15.3)
Stock repurchased and retired	(0.9)	(0.6)
Interest-bearing debt, end of period (1) (3)	300.1	301.7
Available unsecured credit facility, end of period (2)	140.6	138.8
(1) Amounts shown include the fair market values of the company's interest rate swap arrangements. The net fair value of these arrangements totaled approximately $0.1 million and $1.7 million at February 26, 2011 and February 27, 2010, respectively.
(2) Amounts shown are net of outstanding letters of credit of $9.4 million and $11.2 million at February 26, 2011 and February 27, 2010, respectively, which are applied against the company's unsecured credit facility.
(3) Subsequent to the end of the third quarter, on March 15, 2011, the company repaid the remaining $100 million in principal due under the 2001 public bond issue. The payment was made using a combination of existing cash and proceeds from newly-issued senior unsecured private placement notes of $50 million maturing in March 2021.

Cash Flow — Operating Activities
Cash generated from operating activities was $21.4 million in the third quarter of fiscal 2011, as compared to $8.4 million in the prior year. For the first nine months of fiscal 2011, cash generated from operations totaled $53.5 million. This compares to cash flows generated from operating activities of $62.8 million in the prior year first nine months.

Quarter and Nine months Ended February 26, 2011
Changes in working capital balances for the third quarter of fiscal 2011 drove a use of cash totaling $3.4 million. The main factors impacting working capital were decreases in accounts receivable and inventory balances of $5.5 million and $3.2 million, respectively. These amounts were more than offset by decreases in accounts payable and accrued taxes of $16.7 million and $6.1 million, respectively. An increase in other accrued liabilities and accrued compensation of $7.7 million and $3.2 million also impacted working capital for the current quarter. Additionally, during the quarter the company contributed $3.0 million in cash to its primary domestic pension plan.

Through the first nine months of the year, changes in working capital balances drove a use of cash totaling $18.3 million. The main factors impacting working capital were an increase in accounts receivable and inventory balances of $42.0 million and $16.3 million, respectively. These amounts were partially offset by an increase in accounts payable, accrued compensation, other accrued liabilities of $10.2 million, $19.4 million, and $8.4 million, respectively.

Quarter and Nine months Ended February 27, 2010
Changes in working capital balances for the third quarter of fiscal 2010 drove a use of cash totaling $8.1 million. The main factors impacting working capital were a decrease in accounts payable of $6.4 million and a decrease in accrued compensation of $10.0 million. These amounts were partially offset by a decrease in accounts receivable of $1.8 million, which was effected by timing of sales, and a decrease in the net inventory balance of $9.4 million.

Through the first nine months of fiscal 2010, changes in working capital balances accounted for a net $8.3 million use of cash. Included in this amount was a decrease in accrued compensation of $10.2 million and a decrease in various tax accruals of $3.9 million. Significant sources of cash included a decrease of accounts receivable of $3.1 million, a reduction in prepaid assets of $13.9 million, and an increase in accounts payable of $1.4 million partially offset by a decrease in other accruals.

Cash Flow — Investing Activities
The most significant cash outflow for investing activities relates to an investment in capital assets. The company purchased $9.6 million in capital assets during the third quarter of fiscal 2011 and $21.8 million year-to-date. This compares to $3.9 million and $15.3 million, respectively in the prior year. The increase in capital spending in the third quarter is driven primarily by showroom construction. At the end of the third quarter 2011, there were outstanding commitments for capital purchases of $5.9 million. The company expects that full-year capital purchases to be approximately $30 million to $32 million. This compares to full-year capital spending of $22.3 million in fiscal 2010.

The most significant cash outflow related to investing activities during the first nine months of fiscal 2010 was the acquisition of Nemschoff. The acquisition net of cash totaled $30.4 million. In addition as part of the acquisition we received a note in the amount of $6.9 million with full offset rights against potential contingent payments.

Cash Flow — Financing Activities
Cash outflows from financing activities were $1.9 million during the third quarter of fiscal 2011 and $4.3 million year-to-date. During the third quarter of fiscal 2011 the company settled the contingent consideration obligation related to the acquisition of Nemschoff Chairs, LLC (“Nemschoff”) through a $3.0 million cash payment. Cash outflows for dividend payments were $3.8 million or $0.066 per share during the first nine months. This compares to $3.6 million in dividend payments in the prior year first nine months. In the first quarter of fiscal 2010 the company retired $75 million of the 7.125 percent coupon bonds as part of a tender offer at 6.0 percent above par value.

Outstanding standby letters of credit totaled $9.4 million and are considered as usage against our unsecured revolving credit facility at the end of the third quarter fiscal 2011. At the beginning of fiscal 2010 the company amended the credit facility, reducing the amount available from $250 million to $150 million. As a result the company received less restrictive financial performance covenants. At the end of the third quarter the availability under this credit facility was $140.6 million. The provisions of the private placement notes and unsecured credit facility require that the company adhere to certain covenant restrictions and maintain certain performance ratios. The company was in compliance with all such restrictions and performance ratios this quarter and expect to remain in compliance in the future. Subsequent to the end of the third quarter, on March 15, 2011, the company repaid the remaining $100 million in principal due under the 2001 public bond issue. The payment was made using a combination of existing cash and proceeds from newly-issued senior unsecured private placement notes of $50 million maturing in March 2021. The completion of this partial debt refinancing reduced the company’s total debt obligations to $250 million, none of which is current.

The company believes cash on hand, cash generated from operations, and the borrowing capacity will provide adequate liquidity to fund near term and future business operations and capital needs.

Contractual Obligations
Contractual obligations associated with the ongoing business and financing activities will require cash payments in future periods. A table summarizing the amounts and estimated timing of these future cash payments was provided in the company's Form 10-K filing for the year ended May 29, 2010.

Guarantees
The company provides certain guarantees to third parties under various arrangements in the form of product warranties, loan guarantees, standby letters of credit, lease guarantees, performance bonds and indemnification provisions. These arrangements are accounted for and/or disclosed in accordance with FASB ASC Topic 460, Guarantees, (“ASC Topic 460”) as described in Note 14 to the condensed consolidated financial statements.

Variable Interest Entities
On occasion, the company provides financial support to certain independent dealers in the form of term loans, lines of credit, and/or loan guarantees that may represent variable interests in such entities. As of February 26, 2011, the company was not considered the primary beneficiary of any such dealer relationships under FASB ASC Topic 810, Consolidation (“ASC Topic 810”). Accordingly, the company is not required to consolidate the financial statements of any of these entities during the first nine months of fiscal 2011.

The risks and rewards associated with the interests in these dealerships are primarily limited to the outstanding loans and guarantee amounts. As of February 26, 2011, the company's maximum exposure to potential losses, net of reserve amounts, related to outstanding loans to these other entities was zero.

Contingencies
See Note 14 to the condensed consolidated financial statements.

Critical Accounting Policies
The company strives to report financial results clearly and understandably. The company follows accounting principles generally accepted in the United States in preparing our consolidated financial statements, which require certain estimates and judgments that affect the financial position and results of operations for the company. The company continually reviews the accounting policies and financial information disclosures. A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the company's Form 10-K filing for the year ended May 29, 2010. During the first nine months of fiscal 2011, there was no material change in the accounting policies and assumptions previously disclosed.

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

Defined Benefit Pension Plans
The company is exposed to risks in its defined benefit pension plan balance sheet liability arising from sensitivity to changes in yields on high-quality corporate bonds, which are used to determine the Projected Benefit Obligation (PBO), and on actual market returns on plan assets. An increase or decrease to bond yields causes an inverse effect on the PBO and increased or decreased returns on assets have a corresponding one-to-one effect on the balance sheet liability. A decline in the value of pension plan assets or rise in pension plan PBO could result in increases to the balance sheet pension liability, increases in pension expense, and increases in required funding. At the end of fiscal year 2010 the discount rate used for establishing the primary U.S. defined benefit plan's balance sheet liability and projected fiscal 2011 net periodic benefit costs was 5.25 percent. As a rule of thumb, the company views a change of 100 basis points (in this discount rate) as having a 10 percent effect on the plan's Projected Benefit Obligation or an approximately $30 million effect on the pension balance sheet liability. Generally, both the PBO and plan assets are determined as of the fiscal year-end measurement date.

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

In the normal course of business, the company enters into contracts denominated in foreign currencies. The principal foreign currencies in which the company conducts its business are the British pound sterling, European euro, Canadian dollar, Australian dollar, Japanese yen, Mexican peso, Brazilian real, Indian rupee and Chinese renminbi. As of February 26, 2011, fifteen contracts in total were placed to offset various currency exposures. To offset net asset exposure denominated in non-functional currency, nine forwards contracts were placed including three forward contracts to sell 4.1 million euros, four forward contracts to sell 4.1 million U.S. dollars, one forward contract to sell 24.6 million Indian rupees and one forward contract to sell 0.3 million Australian dollars. Conversely, six contracts were placed to offset the company's net liability exposure denominated in non-functional currency. These contracts included six forward contracts to buy 5.0 million U.S. dollars. As of May 29, 2010, the company had outstanding nine forward currency instruments designed to offset either net asset or net liability exposure denominated in non-functional currencies. One forward contract was placed in order to offset 4.1 million euro-denominated net asset exposure and three forward contracts were placed in order to offset 5.6 million U.S. dollar-denominated net asset exposure. Four forward contracts were placed to offset a 14.0 million U.S. dollar-denominated net liability exposure and one forward contract was placed to offset a 1.6 million British pound sterling-denominated net liability exposure.

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

As of February 26, 2011, the weighted-average interest rate on the company's variable-rate debt was approximately 3.2 percent. Based on the level of variable-rate debt outstanding as of that date, a 1 percentage-point increase in the weighted-average interest rate would increase the company's estimated annual pre-tax interest expense by approximately $0.5 million. On March 15, 2011, subsequent to the end of the quarter, the interest rate swap agreement expired. As a result, the company maintains only fixed-rate debt and is no longer subject to interest rate variability.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Under the supervision of, and with the participation of management, the company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 26, 2011, and have concluded that as of that date, the company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
There were no changes in the company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended February 26, 2011, that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

HERMAN MILLER, INC.
PART II — OTHER INFORMATION

Item 1:     Legal Proceedings

Referred to in Note 14 of the condensed consolidated financial statements.

Item 1A:    Risk Factors

There have been no material changes from the information provided in the company's Annual Report on Form 10-K for the year ended May 29, 2010.

Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds

(A) Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during the quarter ended February 26, 2011.

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
11/28/10 -12/25/10	198	$23.25	198	$169,424,322
12/26/10-1/22/11	246	$25.92	246	$169,417,945
1/23/11-2/26/11	179	$26.89	179	$169,413,128
Total	623		623
(1) No shares were purchased outside of a publicly announced plan or program.

No repurchase plans expired or were terminated during the third quarter of fiscal 2011, nor do any plans exist under which the company does not intend to make further purchases.

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

31.1 Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended February 26, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of February 26, 2011, and May 29, 2010, (ii) Consolidated Condensed Statements of Operations for the three and nine-months ended February 26, 2011 and February 27, 2010, (iii) Consolidated Condensed Statements of Cash Flows for the nine-months ended February 26, 2011 and February 27, 2010, and (iv) Notes to Consolidated Condensed Financial Statements, tagged as blocks of text.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

HERMAN MILLER, INC.

April 6, 2011	/s/ Brian C. Walker
Brian C. Walker
Chief Executive Officer
(Duly Authorized Signatory for Registrant)

April 6, 2011	/s/ Gregory J. Bylsma
Gregory J. Bylsma
Chief Financial Officer
(Principal Accounting Officer and Duly Authorized Signatory for Registrant)