Form 10-K
period 2011-05-28
MILLER HERMAN INC
filed 2011-07-26
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[__]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended May 28, 2011	Commission File No. 001-15141
Herman Miller, Inc.
(Exact name of registrant as specified in its charter)

Michigan	38-0837640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

855 East Main Avenue
PO Box 302
Zeeland, Michigan	49464-0302
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (616) 654 3000
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $.20 Par Value (Title of Class)

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
Yes [__] No [ X ]
The aggregate market value of the voting stock held by “nonaffiliates” of the registrant (for this purpose only, the affiliates of the registrant have been assumed to be the executive officers and directors of the registrant and their associates) as of November 27, 2010, was $1,214,081,835 (based on $21.55 per share which was the closing sale price as reported by NASDAQ).

The number of shares outstanding of the registrant's common stock, as of July 19, 2011: Common stock, $.20 par value - 58,134,281 shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on October 10, 2011, are incorporated into Part III of this report.

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
Financial Information about Segments

Information relating to segments is provided in Note 18 to the Consolidated Financial Statements included in Item 8 of this report.
Narrative Description of Business

The company's principal business consists of the research, design, manufacture, and distribution of office furniture systems, products, and related services. Most of these systems and products are designed to be used together.

The company works for a better world around our customers by designing furnishings and related services that improve the human experience wherever people work, heal, learn and live. The company's ingenuity and design excellence creates award-winning products and services, that makes us a leader in design and development of furniture and furniture systems. This leadership is exemplified by the innovative concepts introduced by the company in its modular systems (including Action Office®, Canvas Office Landscape™, Ethospace®, Resolve®, My Studio Environments™ and Vivo Interiors®). The company also offers a broad array of seating (including Embody®, Aeron®, Mirra®, Setu®, Sayl®, Advo™, Celle®, Equa®, and Ergon® office chairs), storage (including Meridian® and Tu™ products), wooden casegoods (including Geiger® products), freestanding furniture products (including , Abak®, Intent®, Sense™ and Envelop®) and the recently introduced Thrive portfolio of ergonomic solutions. These, along with innovative business practices and a commitment to responsible leadership, has resulted in the company being recognized as the most admired company in the industry by FORTUNE.

The company's products are marketed worldwide by its own sales staff, independent dealers and retailers, its owned dealer network, and via our e-commerce website. Salespersons work with dealers, the design and architectural community, and directly with end-users. Independent dealerships concentrate on the sale of Herman Miller products and some complementary product lines of other manufacturers. It is estimated that approximately 73 percent of the company's sales in the fiscal year ended May 28, 2011, were made to or through independent dealers. The remaining sales were made directly to end-users, including federal, state, and local governments, and several major corporations, by the company's own sales staff, its owned dealer network, or independent retailers.

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

Patents, Trademarks, Licenses, Etc.
The company has 160 active United States utility patents on various components used in its products and 72 active United States design patents. Many of the inventions covered by the United States patents also have been patented in a number of foreign countries. Various trademarks, including the name and stylized “Herman Miller” and the “Herman Miller Circled Symbolic M” trademark are registered in the United States and many foreign countries. The company does not believe that any material part of its business depends on the continued availability of any one or all of its patents or trademarks, or that its business would be materially adversely affected by the loss of any thereof, except for Herman Miller®, Herman Miller Circled Symbolic M®, Geiger®, Nemschoff®, Action Office®, Ethospace®, Aeron®, Mirra®, Eames®, PostureFit®, and Vivo Interiors™. It is estimated that the average remaining life of such patents and trademarks is approximately 6 years and 9 years, respectively.

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

Customer Base
It is estimated that no single dealer accounted for more than 4 percent of the company's net sales in the fiscal year ended May 28, 2011. It is also estimated that the largest single end-user customer, the U.S. federal government, accounted for $226.2 million or approximately 14 percent of the company's fiscal 2011 net sales. The 10 largest customers accounted for approximately 28 percent of net sales.

Backlog of Unfilled Orders
As of May 28, 2011, the company's backlog of unfilled orders was $275.8 million. At May 29, 2010, the company's backlog totaled $243.6 million. It is expected that substantially all the orders forming the backlog at May 28, 2011, will be filled during the next fiscal year. Many orders received by the company are reflected in the backlog for only a short period while other orders specify delayed shipments and are carried in the backlog for up to one year. Accordingly, the amount of the backlog at any particular time does not necessarily indicate the level of net sales for a particular succeeding period.

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

Competition
All aspects of the company's business are highly competitive. The company competes largely on design, product and service quality, speed of delivery, and product pricing. Although the company is one of the largest office furniture manufacturers in the world, it competes with manufacturers that have significant resources and sales as well as many smaller companies. In the United States, the company's most significant competitors are Haworth, HNI Corporation, Kimball International, Knoll, and Steelcase.

Research, Design and Development
The company draws great competitive strength from its research, design and development programs. Accordingly, the company believes that its research and design activities are of significant importance. Through research, the company seeks to define and clarify customers and the problems which they are trying to solve. The company designs innovative products and services that address customer needs and solves their problems. The company uses both internal and independent research and design resources. Exclusive of royalty payments, the company spent approximately $35.4 million, $33.2 million, and $36.2 million, on research and development activities in fiscal 2011, 2010, and 2009, respectively. Generally, royalties are paid to designers of the company's products as the products are sold and are not included in research and development costs since they are variable based on product sales.

Environmental Matters
Living with integrity and respecting the environment stands as one of the company's core values. This is based in part, on the belief that environmental sustainability and commercial success are not exclusive ends, but instead exist side by side in a mutually beneficial relationship. The company continues to rigorously reduce, recycle, and reuse solid waste generated by its manufacturing processes and the company's efforts and accomplishments have been widely recognized. Herman Miller continues to power 100% of our global electrical energy demand using green energy. We continue to explore and make progress in achieving our goal of zero impact on the environment by the year 2020. Based on current facts known to management, the company does not believe that existing environmental laws and regulations have had or will have any material effect upon the capital expenditures, earnings, or competitive position of the company. However, there can be no assurance new environmental legislation and technology in this area will not result in or require material capital expenditures or additional costs to our manufacturing process.

Human Resources
The company considers its employees to be another of its major competitive strengths. The company stresses individual employee participation and incentives, believing that this emphasis has helped attract and retain a competent and motivated workforce. The company's human resources group provides employee recruitment, education and development, and compensation planning and counseling. There have been no work stoppages or labor disputes in the company's history, and its relations with its employees are considered good. Approximately 5 percent of the company's employees are covered by collective bargaining agreements, most of whom are employees of its Nemschoff and Herman Miller Limited (U.K.) subsidiaries.

As of May 28, 2011, the company employed 5,616 full-time and 189 part-time employees, representing a 2.9 percent increase and a 8.0 percent increase, respectively, compared with May 29, 2010. In addition to its employee work force, the company uses temporary purchased labor to meet uneven demand in its manufacturing operations.

Information about International Operations

The company's sales in international markets are made primarily to office/institutional customers. Foreign sales consist mostly of office furniture products such as Ethospace®, Abak®, Aeron®, Mirra®, Celle®, Sayl® and other seating and storage products. The company conducts business in the following major international markets: Europe, Canada, the Middle East, Latin America, and the Asia/Pacific region. In certain foreign markets, the company's products are offered through licensing of foreign manufacturers on a royalty basis.

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

Additional information with respect to operations by geographic area appears in Note 18 of the Consolidated Financial Statements included in Item 8 of this report. Fluctuating exchange rates and factors beyond the control of the company, such as tariff and foreign economic policies, may affect future results of international operations. Refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, for further discussion regarding the company's foreign exchange risk.

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
The disruption experienced in the global economic and financial markets has adversely impacted the broader financial and credit markets, at times reducing the availability of debt and equity capital for the market as a whole. Conditions such as these could re-emerge in the future. Accordingly, our ability to access the capital markets could be restricted at a time when we would like, or need, to access those markets, which could have an impact on our flexibility to react to changing economic and business conditions. The resulting lack of available credit, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition, results of operations, our ability to take advantage of market opportunities and our ability to obtain and manage our liquidity. In addition, the cost of debt financing and the proceeds of equity financing may be materially and adversely impacted by these market conditions. The extent of any impact would depend on several factors, including our operating cash flows, the duration of tight credit conditions and volatile equity markets, our credit capacity, the cost of financing, and other general economic and business conditions. Our credit agreements contain performance covenants, such as a limit on the ratio of debt to earnings before interest, taxes, depreciation and amortization, and limits on subsidiary debt and incurrence of liens. Although we believe none of these covenants are presently restrictive to our operations, our ability to meet the financial covenants can be affected by events beyond our control.

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

While we have confidence that our strategic plan reflects opportunities that are appropriate and achievable and that we have anticipated and will manage the associated risks, there is the possibility that the strategy may not deliver the projected results due to inadequate execution, incorrect assumptions, sub-optimal resource allocation, or changing customer requirements.

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

Future efforts to expand our business within developing economies, particularly within China and India, may expose us to the effects of political and economic instability. Such instability may impact our ability to in compete for business. It may also put the availability and/or value of our capital investments within these regions at risk. These expansion efforts expose us to operating environments with complex, changing, and in some cases, inconsistently applied legal and regulatory requirements. Developing knowledge and understanding of these requirements poses a significant challenge, and failure to remain compliant with them could limit our ability to continue doing business in these locations.

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
Customer demand within the contract office furniture industry is affected by various macro-economic factors; general corporate profitability, white-collar employment levels, new office construction rates, and existing office vacancy rates are among the most influential factors. History has shown that declines in these measures can have an adverse effect on overall office furniture demand. Additionally, factors and changes specific to our industry, such as developments in technology, governmental standards and regulations, and health and safety issues can influence demand. There are current and future economic and industry conditions, which could adversely affect our business, operating results, or financial condition.

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

We are subject to risks associated with self-insurance related to health benefits.
We are self-insured for our health benefits and maintain per employee stop loss coverage however we retain the insurable risk at an aggregate level, therefore unforeseen or catastrophic losses in excess of our insured limits could have a material adverse effect on the company’s financial condition and operating results. See Note 1 of the Consolidated Financial Statements for information regarding the company’s retention level.

Government and other regulations could adversely affect our business.
Government and other regulations apply to many of our products. Failure to comply with these regulations or failure to obtain approval of products from certifying agencies could adversely affect the sales of these products and have a material negative impact on operating results.

Item 1B UNRESOLVED STAFF COMMENTS — none

Item 2 PROPERTIES

The company owns or leases facilities located throughout the United States and several foreign countries. The location, square footage, and use of the most significant facilities at May 28, 2011 were as follows:

Owned Locations	Square Footage	Use

Holland, Michigan	917,400	Manufacturing, Distribution, Warehouse, Design, Office
Spring Lake, Michigan	818,300	Manufacturing, Warehouse, Office
Zeeland, Michigan	750,800	Manufacturing, Warehouse, Office
Sheboygan, Wisconsin	207,700	Manufacturing, Warehouse, Office
England, U.K.	85,000	Manufacturing, Office

Leased Locations

Atlanta, Georgia	176,700	Manufacturing, Warehouse, Office
England, U.K.	93,500	Manufacturing, Warehouse
Ningbo, China	94,700	Manufacturing, Warehouse, Office

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

ADDITIONAL ITEM: EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information relating to Executive Officers of the company is as follows.

Name	Age	Year Elected an Executive Officer	Position with the Company
Gregory J. Bylsma	46	2009	Executive Vice President, Chief Financial Officer
James E. Christenson	64	1989	Senior Vice President, Legal Services, and Secretary
Steven C. Gane	56	2009	Senior Vice President, President, Geiger International
Donald D. Goeman	54	2005	Executive Vice President, Research, Design & Development
Kenneth L. Goodson, Jr.	59	2003	Executive Vice President, Operations
Andrew J. Lock	57	2003	Executive Vice President, President, International
Elizabeth A. Nickels	49	2000	Executive Vice President, President, Herman Miller Healthcare
Curtis S. Pullen	51	2007	Executive Vice President, President, North American Office and Learning Environments
Michael F. Ramirez	46	2011	Senior Vice President of People, Places and Administration
Jeffrey M. Stutz	40	2009	Treasurer and Vice President, Investor Relations
Brian C. Walker	49	1996	President and Chief Executive Officer
B. Ben Watson	46	2010	Executive Creative Director

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

Mr. Ramirez joined Herman Miller in 1998 and served as Director of Purchasing from 1998 to 2005, Vice President of Inclusiveness and Diversity from 2005 to 2009, and Vice President of Sales Operations from 2009 to 2011.

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

PART II

Item 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Share Price, Earnings, and Dividends Summary

Herman Miller, Inc., common stock is traded on the NASDAQ-Global Select Market System (Symbol: MLHR). As of July 26, 2011, there were approximately 17,600 record holders, including individual participants in security position listings, of the company's common stock.

Per Share and Unaudited	Market Price High (at close)	Market Price Low (at close)	Market Price Close	Earnings Per Share- Diluted (1)	Dividends Declared Per Share
Year ended May 28, 2011:
First quarter	$20.13	$16.62	$16.93	$0.22	$0.02200
Second quarter	21.62	16.39	21.54	0.26	0.02200
Third quarter	27.35	21.54	26.36	0.29	0.02200
Fourth quarter	27.77	22.67	24.56	0.30	0.02200
Year	$27.77	$16.39	$24.56	$1.06	$0.08800
Year ended May 29, 2010:
First quarter	$17.20	$13.43	$16.13	$0.14	$0.02200
Second quarter	19.15	15.17	15.17	0.17	0.02200
Third quarter	18.23	15.19	18.20	0.12	0.02200
Fourth quarter	22.37	18.06	19.23	—	0.02200
Year	$22.37	$13.43	$19.23	$0.43	$0.08800

(1) The sum of the quarters may not equal the annual balance due to rounding associated with the calculation of earnings per share on an individual quarter basis

Dividends were declared and paid quarterly during fiscal 2011 and 2010 as approved by the Board of Directors. While it is anticipated that the company will continue to pay quarterly cash dividends, the amount and timing of such dividends is subject to the discretion of the Board depending on the company's future results of operations, financial condition, capital requirements, and other relevant factors.

Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during the fourth quarter ended May 28, 2011.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs (1)
2/27/11-3/26/11	41	25.63	41	$169,412,077
3/27/11-4/23/11	2,441	26.03	2,441	$169,348,538
4/24/11-5/28/11	—	—	—	$169,348,538
Total	2,482	26.02	2,482

(1) Amounts are as of the end of the period indicated

The company repurchases shares under a previously announced plan authorized by the Board of Directors on September 28, 2007, which provided share repurchase authorization of $300,000,000 with no specified expiration date.

No repurchase plans expired or were terminated during the fourth quarter of fiscal 2011.

During the period covered by this report the company did not sell any of its equity shares that were not registered under the Securities Act of 1933.

Stockholder Return Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on the Company's common stock with that of the cumulative total return of the Standard & Poor's 500 Stock Index and the NASD Non-Financial Index for the five-year period ended May 28, 2011. The graph assumes an investment of $100 on May 28, 2005 in the company's common stock, the Standard & Poor's 500 Stock Index and the NASD Non-Financial Index, with dividends reinvested.

	2006	2007	2008	2009	2010	2011
Herman Miller, Inc.	$100	$121	$83	$49	$67	$85
S&P 500 Index	$100	$119	$109	$71	$85	$103
NASD Non-Financial	$100	$122	$121	$86	$133	$144

Information required by this item is also contained in Item 12 of this report.

Item 6 SELECTED FINANCIAL DATA

Review of Operations

(In millions, except key ratios and per share data)	2011	2010	2009	2008	2007
Operating Results
Net sales	$1,649.2	$1,318.8	$1,630.0	$2,012.1	$1,918.9
Gross margin	538.1	428.5	527.7	698.7	645.9
Selling, general, and administrative (8)	369.0	334.4	359.2	400.9	395.8
Design and research	45.8	40.5	45.7	51.2	52.0
Operating earnings	123.3	53.6	122.8	246.6	198.1
Earnings before income taxes	102.5	34.8	98.9	230.4	187.0
Net earnings attributable to controlling interest	70.8	28.3	68.0	152.3	129.1
Cash flow from operating activities	91.1	99.1	91.7	213.6	137.7
Depreciation and amortization	39.1	42.6	41.7	43.2	41.2
Capital expenditures	30.5	22.3	25.3	40.5	41.3
Common stock repurchased plus cash dividends paid	6.0	5.7	19.5	287.9	185.6

Key Ratios
Sales growth (decline)	25.1%	(19.1)%	(19.0)%	4.9%	10.5%
Gross margin (1)	32.6	32.5	32.4	34.7	33.7
Selling, general, and administrative (1) (8)	22.4	25.4	22.0	19.9	20.6
Design and research expense (1)	2.8	3.1	2.8	2.5	2.7
Operating earnings (1)	7.5	4.1	7.5	12.3	10.3
Net earnings attributable to controlling interest growth (decline)	150.2	(58.4)	(55.4)	18.0	30.1
After-tax return on net sales (4)	4.3	2.1	4.2	7.6	6.7
After-tax return on average assets (5)	8.9	3.7	8.8	21.0	19.4
After-tax return on average equity (6)	49.7%	64.2%	433.1%	170.5%	87.9%

Share and Per Share Data
Earnings per share-diluted	$1.06	$0.43	$1.25	$2.56	$1.98
Cash dividends declared per share	0.09	0.09	0.29	0.35	0.33
Book value per share at year end	3.53	1.41	0.15	0.42	2.47
Market price per share at year end	24.56	19.23	14.23	24.80	36.53
Weighted average shares outstanding-diluted	57.7	57.5	54.5	59.6	65.1

Financial Condition
Total assets	$814.4	$770.6	$767.3	$783.2	$666.2
Working capital (3)	205.9	182.9	243.7	182.7	103.2
Current ratio (2)	1.8	1.3	1.6	1.6	1.4
Interest-bearing debt and related swap agreements	250.0	301.2	377.4	375.5	176.2
Shareholders' equity	205.0	80.1	8.0	23.4	155.3
Total capital (7)	455.0	381.3	385.4	398.9	331.5

(1) Shown as a percent of net sales.
(2) Calculated using current assets divided by current liabilities.
(3) Calculated using current assets less non-interest bearing current liabilities.
(4) Calculated as net earnings attributable to controlling interest divided by net sales.
(5) Calculated as net earnings attributable to controlling interest divided by average assets.
(6) Calculated as net earnings attributable to controlling interest divided by average equity.
(7) Calculated as interest-bearing debt plus stockholders' equity.
(8) Selling, general, and administrative expenses include restructuring expenses in years that are applicable.

2006	2005	2004	2003	2002	2001

$1,737.2	$1,515.6	$1,338.3	$1,336.5	$1,468.7	$2,236.2
574.8	489.8	415.6	423.6	440.3	755.7
371.7	327.7	304.1	319.8	399.7	475.4
45.4	40.2	40.0	39.1	38.9	44.3
157.7	121.9	61.2	48.3	(79.9)	236.0
147.6	112.8	51.6	35.8	(91.0)	225.1
99.2	68.0	42.3	23.3	(56.0)	140.6
150.4	109.3	82.7	144.7	54.6	211.8
41.6	46.9	59.3	69.4	112.9	92.6
50.8	34.9	26.7	29.0	52.4	105.0
175.4	152.0	72.6	72.7	30.3	105.3

14.6%	13.2%	0.1%	(9.0)%	(34.3)%	11.2%
33.1	32.3	31.1	31.7	30.0	33.8
21.4	21.6	22.7	23.9	27.3	21.3
2.6	2.7	3.0	2.9	2.6	2.0
9.1	8.0	4.6	3.6	(5.4)	10.6
45.9	60.8	81.5	141.6	(139.8)	0.6
5.7	4.5	3.2	1.7	(3.8)	6.3
14.4	9.6	5.7	3.0	(6.3)	14.5
64.2%	37.3%	21.9%	10.3%	(18.2)%	43.5%

$1.45	$0.96	$0.58	$0.31	$(0.74)	$1.81
0.31	0.29	0.18	0.15	0.15	0.15
2.10	2.45	2.71	2.62	3.45	4.63
30.34	29.80	24.08	19.34	23.46	26.90
68.5	70.8	73.1	74.5	75.9	77.6

$668.0	$707.8	$714.7	$757.3	$788.0	$996.5
93.8	162.3	207.8	189.9	188.7	191.6
1.3	1.5	1.8	1.7	1.8	1.5
178.8	194.0	207.2	223.0	235.1	259.3
138.4	170.5	194.6	191.0	263.0	351.5
317.2	364.5	401.8	414.0	498.1	610.8

Item 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis

You should read the issues discussed in Management's Discussion and Analysis in conjunction with the company's Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in this Form 10-K.

Executive Overview

At Herman Miller, we work for a better world around you. We do this by designing and developing award-winning furniture and related services and technologies that improve your environment, whether it's an office, hospital, school, home, an entire building, or the world at large. At present, most of our customers come to us for interior environments in both corporate office and healthcare settings. We also have a growing presence in educational and residential markets. Our primary products include furniture systems, seating, storage and material handling solutions, freestanding furniture, patient care products, and casegoods. Our other services extend from workplace solutions to furniture asset management.

More than 100 years of innovative business practices and a commitment to social responsibility have established Herman Miller as a recognized global company. In 2011, Herman Miller again received the Human Rights Campaign (HRC) Foundation’s top rating in its annual Corporate Equality Index and was also cited by FORTUNE as the "Most Admired" company in the contract furniture industry.

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

•
North American Furniture Solutions - Includes the business associated with the design, manufacture, and sale of furniture products for office, learning and healthcare environments throughout the United States and Canada.

•
Non-North American Furniture Solutions - Includes the business associated with the design, manufacture, and sale of furniture products primarily for work-related settings for Mexico and outside North America.

•	Other - Includes our North American residential furniture business as well as unallocated corporate expenses, and restructuring costs.

Core Strengths
We rely on the following core strengths in delivering workplace solutions to our customers.

•
Brand - Our brand is recognized by customers as a pioneer in design and sustainability, and as an advocate that supports their needs and interests. Within our industry, Herman Miller is acknowledged as one of the leading brands that inspires architects and designers to create their best commercial design solutions. Leveraging our brand equity across our lines of business to extend our reach to customers and consumers is an important element of our business strategy.

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

•
Owned Contract Furniture Dealers - At May 28, 2011, we owned 9 contract furniture dealerships, some of which have operations in multiple locations. The financial results of these owned dealers are included in our Consolidated Financial Statements. Product sales to these dealerships are eliminated as inter-company transactions from our consolidated financial results. We recognize revenue on these sales once products are shipped to the end customer and installation is substantially complete. We believe independent ownership of contract furniture dealers is generally the best model for a financially strong distribution network. With this in mind, our strategy is to continue to pursue opportunities to transition our owned dealerships to independent owners. Where possible, our goal is to involve local managers in these ownership transitions. Subsequent to the end of fiscal 2011 we completed the sale of two ontract furniture dealerships.

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

•
E-Commerce - During fiscal 2011 the company launched its own internet based sales business, in which products are now available for sale via the company's website. This site complements our existing methods of distribution and exemplifies the company's brand to new customers. The company recognizes revenue on these sales once products are shipped.

Challenges Ahead
Like all businesses, we are faced with a host of challenges and risks. We believe our core strengths and values, which provide the foundation for our strategic direction, have us well prepared to respond to the inevitable challenges we will face in the future. While we are confident in our direction, we acknowledge the risks specific to our business and industry. Refer to Item 1A for discussion of certain of these risk factors.

Future Avenues of Growth
We believe we are well positioned to successfully pursue our mission in spite of the risks and challenges we face. That is, we will design and develop furniture and related services and technologies that reflect sustainable business practices that improve environments and help to create a better world. In pursuing our mission, we have identified the following as key avenues for our future growth.

•	Primary Markets - Capture additional market share within our primary markets by offering superior solutions and ever expanding product categories, to customers who value space as a strategic tool.

•	Adjacent Markets - Further apply our core skills in space environments such as healthcare, higher education, and residential.

•	Developing Economies - Expand our geographic reach in areas of the world with significant growth potential.

•	New Markets - Develop or acquire new products and technologies that serve new markets.

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

Discussion of Business Conditions
Our fiscal years ended May 28, 2011 and May 29, 2010 each included 52 weeks of operations.

Fiscal 2011 benefited from a more robust global economic environment impacting most areas of our business from a net sales and orders perspective. Net sales and net trade orders rebounded 25.1 percent and 26.5 percent, respectively, from the prior year. Operating earnings were 7.5 percent of sales (including the positive impact on operating expense resulting from reducing the estimated liability related to contingent payments associated with the Nemschoff acquisition of $15.1 million, refer to Note 2 of the Consolidated Financial Statements). From an economic perspective, the macro drivers of demand in the contract office furniture industry have strengthened within the year with office moves and low rental rates continuing to drive new orders. However, this continues to be tempered by fairly stagnant unemployment rates.

We have made great progress this year toward our strategic goals while delivering solid financial results. We took action to de-leverage our balance sheet in the fourth quarter by paying off $100 million of our public bond issue, partially funded by $50 million of newly issued private placement notes. We also took action to reduce our long-term pension commitments during the year by contributing approximately $53 million in the form of cash and stock to the pension plan. We continued our focus on operational excellence with our manufacturing operations maintaining a reliability score of 99 percent throughout the year and, for the fifth time in six years, we received the Office Furniture Dealers Alliance (OFDA) Gold award as the Manufacturer of the Year.

The development of new products has remained a critical element of our business strategy as we worked continue to deliver superior products and services to our dealer network. During the year we launched the Thrive portfolio of ergonomic solutions which includes the technology support products we acquired through the purchase of Colebrook Bosson & Saunders in May 2010. We also introduced the Sayl® family of chairs which furthered our leadership position in office seating as well as launched Canvas Office Landscape™ - a collection of work station, desking and storage elements that work in harmony to address multiple space applications, from open plan to private office. At this year's NeoCon we introduced 13 new products. Among the most significant achievements was a new healthcare Overbed Table called OasisTM, which won a Gold award in the healthcare furniture category and the Geiger SottoTM executive chair which won silver in the ergonomic/task seating category.

During the fourth quarter of fiscal 2011 we announced the plans to acquire POSH Office Systems Ltd., a Hong Kong-based designer, manufacturer, and distributor of office furniture systems, freestanding furniture, seating, filing and storage with manufacturing in China and distribution in Hong Kong and China. With POSH we gain immediate access to the Chinese market. As the demand for high quality seating and furniture continues to grow in the region, we anticipate a significant increase in the sales of Herman Miller products through the POSH dealer network. With an expanded product offering through POSH, we can also look beyond China to other markets and customers we are not presently serving. We anticipate this acquisition to close during late calendar 2011.

With business conditions seemingly improving, there's a growing sense of optimism within the company backed by the innovative spirit of our people and a brand that we believe is second-to-none in our industry. Our continued investments in product and business development throughout the downturn enhanced both the depth and diversity of our product offering, leaving us well positioned to grow in each of our markets.

Looking forward, the general economic outlook for our industry in the U.S. is expected to be positive. BIFMA issued its most recent report in May 2011 expecting that the growth rate of office furniture orders and shipments in the U.S. for calendar 2011 will be 14.5 percent and 17.5 percent, respectively. This forecasted growth is based on an improvement in the U.S. economy, including the assumption that businesses will continue to invest in office furniture in order to boost employee productivity. The forecast projects both orders and shipments will moderate in calendar 2012.

Financial Results
The following is a comparison of our annual results of operations and year-over-year percentage changes for the periods indicated.

(Dollars In millions)	Fiscal 2011	% Chg from 2010	Fiscal 2010	% Chg from 2009	Fiscal 2009
Net sales	$1,649.2	25.1%	$1,318.8	(19.1)%	$1,630.0
Cost of sales	1,111.1	24.8%	890.3	(19.2)%	1,102.3
Gross margin	538.1	25.6%	428.5	(18.8)%	527.7
Operating expenses	414.8	10.6%	374.9	(7.4)%	404.9
Operating earnings	123.3	130.0%	53.6	(56.4)%	122.8
Net other expenses	20.8	10.6%	18.8	(21.3)%	23.9
Earnings before income taxes	102.5	194.5%	34.8	(64.8)%	98.9
Income tax expense	31.7	387.7%	6.5	(79.0)%	31.0
Net loss attributable to noncontrolling interest	—	—%	—	(100.0)%	(0.1)
Net earnings attributable to controlling interest	$70.8	150.2%	$28.3	(58.4)%	$68.0

The following table presents, for the periods indicated, the components of the company's Consolidated Statements of Operations as a percentage of net sales.

Fiscal Year Ended	May 28, 2011	May 29, 2010	May 30, 2009
Net sales	100.0%	100.0%	100.0%
Cost of sales	67.4	67.5	67.6
Gross margin	32.6	32.5	32.4
Selling, general, and administrative expenses	22.2	24.1	20.3
Restructuring	0.2	1.3	1.7
Design and research expenses	2.8	3.1	2.8
Total operating expenses	25.2	28.4	24.8
Operating earnings	7.5	4.1	7.5
Net other expenses	1.3	1.4	1.5
Earnings before income taxes	6.2	2.6	6.1
Income tax expense	1.9	0.5	1.9
Net earnings attributable to controlling interest	4.3	2.1	4.2

Net Sales, Orders, and Backlog - Fiscal 2011 Compared to Fiscal 2010

For the fiscal year ended May 28, 2011, consolidated net sales increased 25.1 percent to $1,649.2 million from $1,318.8 million for the fiscal year ended May 29, 2010. This year-over-year increase was driven by a more robust global economic environment and was experienced across nearly all operating and geographic units. The overall impact of foreign currency changes for the fiscal year was to increase net sales by approximately $10 million.

Consolidated net trade orders for fiscal 2011 totaled $1,672.3 million compared to $1,322.4 million in fiscal 2010, an increase of 26.5 percent. Order rates began the year at a steady pace with orders averaging approximately $30 million per week through the first quarter. The second and third quarter weekly orders rates averaged approximately $36 million and $28 million, respectively, with the third quarter experiencing our typical seasonal slowdown. The fourth quarter finished the year with average weekly order rates increasing to approximately $35 million. The overall impact of foreign currency changes for the fiscal year increased net orders by approximately $8 million.

Our backlog of unfilled orders at the end of fiscal 2011 totaled $275.8 million, a 13.2 percent increase from the $243.6 million backlog at the end of fiscal 2010.

BIFMA reported an estimated year-over-year increase in U.S. office furniture shipments of approximately 17.6 percent for the twelve-month period ended May 2011. By comparison, the net sales increase for our domestic U.S. business was approximately 24.8 percent. We believe that while comparisons to BIFMA are important, we continue to pursue a strategy of revenue diversification that makes us less reliant on the drivers that impact BIFMA.

Net Sales, Orders, and Backlog - Fiscal 2010 Compared to Fiscal 2009

For the fiscal year ended May 29, 2010, consolidated net sales declined 19.1 percent to $1,318.8 million from $1,630.0 million for the fiscal year ended May 30, 2009. This year-over-year decline was driven by the global economic environment and was experienced across nearly all operating and geographic units. While the U.S. dollar strengthened against many major currencies during fiscal 2010, it weakened against others, notably the Canadian dollar. The overall impact of foreign currency changes for fiscal year 2010 was to increase net sales by approximately $5 million.

Consolidated net trade orders for fiscal 2010 totaled $1,322.4 million compared to $1,564.7 million in fiscal 2009, a decrease of 15.5 percent. Order rates began the year at a steady pace with orders averaging between approximately $25 million and $27 million per week through the first two quarters. These order rates, and other economic inputs, gave a solid signal that the business had hit bottom and was stabilized. Moving into the second half of the fiscal 2010, the third quarter, which historically has the weakest order rate of the year, orders dipped down to an average weekly rate of approximately $22 million per week. Although low, this order rate represented a slight increase in order rates from the prior year. The fourth quarter order rates averaged approximately $28 million per week, which represented our highest order rate in 18 months. The overall impact of foreign currency changes for fiscal year 2010 was to increase net orders by approximately $4 million.

The backlog of unfilled orders at the end of fiscal 2010 totaled $243.6 million, a 17.2 percent increase from the $207.8 million backlog at the end of fiscal 2009.

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

Discussion of Operating Segments - Fiscal 2011 Compared to Fiscal 2010

Effective as of the second quarter of fiscal 2011, management has modified the company's segment reporting in order to better align with changes made in the second quarter to the organizational and management reporting structure. Specifically, the company is now reporting operations in Mexico within its non-North American Furniture Solutions operating segment rather than in North American Furniture Solutions. Prior year results have been revised to reflect this change.

Net sales within the North American Furniture Solutions (North America) segment were $1,304.9 million in fiscal 2011, a 24.5 percent increase from fiscal 2010 net sales of $1,048.1 million. We experienced an increase across all sectors of our North American business during fiscal 2011. Operating earnings for the segment in fiscal 2011 were $98.1 million, or 7.5 percent of net sales. This compares to segment earnings of $71.5 million or 6.8 percent of net sales in fiscal 2010. The increase in operating earnings as a percent of net sales in the current fiscal year is primarily driven by leverage.

Net sales from the non-North American Furniture Solutions (non-North America) segment were $290.4 million in fiscal 2011, a $67.7 million or a 30.4 percent increase from fiscal 2010 net sales of $222.7 million. All regions experienced year-over-year sales growth. Operating earnings within the non-North American segment totaled $18.8 million for the year or 6.5 percent of net sales. This compares to an operating loss of $0.2 million or a negative 0.1 percent of net sales in fiscal 2010, an increase of 660 basis points. The operating loss in fiscal 2010 was significantly affected by an independent dealer in Australia that went into receivership and resulted in bad debt expense of approximately $5 million.

Net sales within the “Other” segment category were $53.9 million in fiscal 2011 an increase of $5.9 million, or 12.3 percent, compared to fiscal 2010 net sales of $48.0 million. The increase in net sales is the result of strong sales by our North American Retail business. It should be noted that while the majority of corporate costs are allocated to the operating segments, certain costs that are generally considered the result of isolated business decisions are not subject to allocation. These costs include restructuring and asset impairment expenses, which have been allocated entirely to the "Other" category in fiscal 2011, fiscal 2010 and fiscal 2009. Restructuring and asset impairment expenses totaled $3.0 million, $16.7 million and $28.4 million in fiscal 2011, fiscal 2010 and fiscal 2009, respectively. These costs are discussed further in Note 19 of the Consolidated Financial Statements.

Operating earnings within the “Other” segment category totaled $6.4 million for the year. This compares to a loss of $17.7 million in the prior year. The significant drivers of operating losses in the prior year were restructuring expenses and a $2.5 million asset impairment charge related to the Convia business.

We estimate changes in foreign exchange rates during the year effectively increased our fiscal 2011 net sales within the North American segment by approximately $5 million, driven primarily by the U.S. dollar / Canadian dollar impact, while the impact on net sales within the non-North American segment was approximately $5 million driven primarily by the U.S. dollar / Australian dollar impact. It is important to note that period-to-period changes in currency exchange rates have a directionally similar impact on our international cost structures, which reduces the impact of currency fluctuations on operating earnings. Operating earnings within our North American segment increased an estimated $4 million in fiscal 2011 due to currency changes. The estimated impact on operating earnings of our non-North American business segment due to currency changes, was an increase of approximately $2 million.

Discussion of Operating Segments - Fiscal 2010 Compared to Fiscal 2009

Net sales within the North American Furniture Solutions (North America) segment were $1,048.1 million in fiscal 2010, a $262.4 million or 20.0 percent decrease from fiscal 2009 net sales of $1,310.5 million. We experienced a decline throughout our North American business operations in fiscal 2010, except for healthcare which benefited from the acquisition of Nemschoff in the first quarter. Nemschoff sales were $67.6 million during fiscal 2010 or 6.4 percent of net sales. Within this segment, we experienced increased sales from education, government and healthcare customers. Operating earnings for the segment in fiscal 2010 were $71.5 million, or 6.8 percent of net sales. This compares to segment earnings of $129.0 million or 9.8 percent in fiscal 2009.

Net sales from the non-North American Furniture Solutions (non-North America) segment were $222.7 million in fiscal 2010, a $54.6 million, or 19.7 percent, decrease from fiscal 2009 net sales of $277.3 million. There were regions that experienced year-over-year sales growth, including India, China and Brazil. The areas hardest hit during the year were the Middle East and North Latin America which were down 41 and 37 percent from prior year, respectively. Operating losses within the non-North American segment totaled $0.2 million for the year or a negative 0.1 percent of net sales in fiscal 2010. This compares to operating earnings of $19.1 million or 6.9 percent of net sales in fiscal 2009. The operating loss in fiscal 2010 was significantly affected by an independent dealer in Australia that went into receivership and resulted in bad debt expense of approximately $5 million.

Net sales within the “Other” segment category were $48.0 million in fiscal 2010 an increase of $5.8 million, or 13.7 percent, compared to fiscal 2009 net sales of $42.2 million. The increase in net sales was the result of strong sales by our North American Retail business. It should be noted that while the majority of corporate costs are allocated to the operating segments, certain costs that are generally considered the result of isolated business decisions are not subject to allocation. Restructuring and asset impairment expenses are some of these costs, and have been allocated entirely to the "Other" category in fiscal 2010 and 2009. Restructuring and asset impairment expenses totaled $16.7 million in fiscal 2010 and $28.4 million in fiscal 2009 and are discussed further in Note 19 of the Consolidated Financial Statements.

Operating losses within the “Other” segment category totaled $17.7 million for fiscal year 2010. This compares to a loss of $25.3 million in fiscal 2009. The significant driver of operating losses in both years were restructuring expenses, though it should be noted that in the fiscal year 2010 there was also a $2.5 million asset impairment charges related to the Convia business that contributed to the operating loss.

The U.S. dollar was up and down against the British pound and the euro during fiscal 2010, and weakened throughout the year against the Canadian dollar. The changes in currency exchange rates from fiscal 2009 affected the U.S. dollar value of net sales only in the North American operating segment. The non-North American segment ended fiscal 2010 with essentially no impact from currency on year-over-year net sales. We estimate these changes effectively increased our fiscal 2010 net sales within the North American Furniture Solutions segment by approximately $5 million, driven entirely by the U.S. dollar / Canadian dollar impact. It is important to note that period-to-period changes in currency exchange rates have a directionally similar impact on our international cost structures. Operating earnings within our non-North American segment increased an estimated $1.0 million in fiscal 2010. The estimated impact on operating earnings of our North American business segment due to currency changes, was an increase of approximately $3.5 million.

Gross Margin - Fiscal 2011 Compared to Fiscal 2010

Our fiscal 2011 gross margin as a percentage of sales was 32.6 percent which is an increase of 10 basis points from the fiscal 2010 level. This modest increase was driven primarily by cost leverage on higher production, which was partially offset by deeper discounting, higher employee benefit and incentive costs, and higher costs of key direct materials, most notably steel and steel components. Deeper discounting reduced net sales relative to prior periods. This has the effect of increasing the components of the Condensed Consolidated Statement of Operations as a percentage of net sales.

Direct material costs as a percentage of sales in the current year increased 150 basis points from fiscal 2010. This was primarily driven by an increase in the cost of commodities and the increase in discounting, which has the effect of reducing net sales.

Direct labor costs were lower by 20 basis points as a percentage of sales, although higher in dollars by $19.5 million driven by an increase in volume from fiscal 2010 levels. This percentage decrease was driven primarily by improved efficiencies and product mix, which was partially offset by deeper discounting and increased employee incentives and benefit costs.

Overhead costs as a percent of net sales were lower by 170 basis points but increased by $20.7 million driven by higher volumes from fiscal 2010. The percentage decrease resulted from increased leverage from higher volumes, which was partially offset by deeper discounting and increased employee incentives and benefit costs.

Freight expenses, as a percentage of sales, were modestly higher by 30 basis points compared to fiscal 2010 levels. In dollars these costs were higher by $17.4 million due to increased volume. The largest contributing factor to the percentage of sales increase was the increase in fuel costs during the year.

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

Direct material costs in fiscal 2010, as a percentage of sales in fiscal year 2010 decreased 200 basis points. Compared to fiscal 2009, raw material prices were lower in the first half of the year and then gradually increased throughout the second half. The overall impact in the fiscal year 2010 was positive.

Direct labor costs in fiscal 2010 were higher by 50 basis points as a percentage of sales, though lower in dollars by $13.1 million, from fiscal 2009 levels. This percentage increase was driven by higher benefit expenses and deeper discounting though it was partially offset by increased operational efficiencies.

Overhead costs in fiscal 2010 decreased by $25.7 million from fiscal 2009, though as a percentage of sales these costs increased 110 basis points. The percentage increase resulted from lost leverage from lower volume and the impact from deeper discounting in fiscal 2010, though this was partially offset by our ability to realize cost reductions associated with restructuring actions.

Freight expenses in fiscal 2010, as a percentage of sales, were modestly higher by 10 basis points compared to fiscal 2009 levels. In dollars these costs were lower by $10.7 million. While fuel costs did rise throughout the year, the largest contributing factor to the increase as a percentage of sales was the loss of volume which created more less-than-full loads.

Restructuring - Fiscal 2011 and Fiscal 2010

During fiscal 2011, we continued to experience some impact from the previous restructuring actions initiated in prior years. Total restructuring expense for the year was $3.0 million.
The restructuring accrual balances of $1.0 million and $7.0 million for fiscal years 2011 and 2010, respectively are included in, "Accrued liabilities" within the Consolidated Balance Sheet.

Throughout fiscal 2010, we continued to take actions to decrease our cost structure. In the first quarter we announced a plan to consolidate manufacturing operations by closing the Brandrud manufacturing facility in Auburn, Washington and consolidating it with the acquired Nemschoff manufacturing facilities. We had previously announced the decision to consolidate our Integrated Metal Technologies (IMT) subsidiary in Spring Lake, Michigan with other existing manufacturing facilities. Our operations team worked diligently throughout fiscal 2010 to complete both consolidation projects in the fourth quarter. The total expense of these plant consolidations in the fiscal year totaled approximately $9.7 million. We expected to realize incremental annual savings from these consolidation actions of approximately $5 million to $7 million from the fiscal 2010 expense levels. These savings relate primarily in cost of sales, from reductions in rent expense, depreciation and utilities, as well as savings of approximately $1 million in selling, general, and administrative expenses. We realized approximately $3 million of savings in fiscal 2010.

In the fourth quarter of fiscal 2010, we took further action to reduce our salaried workforce, primarily in North America, with the reduction of approximately 70 employees. This action resulted in severance and related expenses of approximately $3.2 million and was largely offset by a 5 percent wage restoration for employees impacted by the fiscal 2010 wage reduction action.

Included in the fourth quarter of fiscal 2010 restructuring expenses is an impairment of long-lived assets totaling $2.5 million that were related to our Convia line of business. These assets related to products that we determined had no future revenue stream to the company.

See Note 19 of the Consolidated Financial Statements for additional information on restructuring.

Operating Expense - Fiscal 2011 Compared to Fiscal 2010

Operating expenses in fiscal 2011 were $414.8 million, or 25.2 percent of net sales, which compares to $374.9 million, or 28.4 percent of net sales in fiscal 2010. We experienced a year-over-year increase in operating expense dollars of $39.9 million, and a 320 basis point decrease to operating expenses as a percentage of net sales. The increase in operating expenses was primarily driven by the increase in net sales during the year. In addition, we also incurred $3.8 million and $16.6 million of additional operating expenses during fiscal 2011 due to the reinstatement of all of our employee benefits and employee incentive expenses, respectively. Restructuring expenses were $3.0 million, compared to restructuring and impairment expenses of $16.7 million in fiscal 2010, which included an impairment of $2.5 million for Convia assets (See the discussion on restructuring expense above for additional detail.) Operating expenses were partially offset during fiscal 2011 by the positive impact resulting from the settlement of the liability related to contingent payments associated with the Nemschoff acquisition of $15.1 million.

Year-over-year changes in currency exchange rates increased operating expenses by an estimated $2 million associated with our international operations.

Design and research costs included in total operating expenses for fiscal 2011 was $45.8 million, or 2.8 percent of net sales, compared to fiscal 2010 expenses of $40.5 million, or 3.1 percent of net sales. This increase in dollars of $5.3 million resulted in a decrease of 30 basis points as a percent of sales. This increase in dollars was primarily driven by royalty payments to designers and the reinstatement of employee benefits. Royalty payments to the designers of our products totaled $10.4 million and $7.3 million in fiscal years 2011 and 2010, respectively.

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

The year-over-year dollar decline in total expenses of $30.0 million was the result of an $11.7 million decrease in restructuring and impairment expenses and a continued decrease in employee compensation and benefit costs. These decreases in compensation and benefit costs were a result of a combination of current and prior year restructuring as well as the full year effect of the suspension of the 401(k) match and the 10 percent reduction in salary expense that resulted from shutting down facilities on every other Friday.

Year-over-year changes in currency exchange rates had a slightly inflationary effect of approximately $0.7 million on operating expenses associated with our international operations for fiscal 2010.

Design and research costs included in total operating expenses for fiscal 2010 was $40.5 million, or 3.1 percent of sales, compared to fiscal 2009 expenses of $45.7 million, or 2.8 percent of sales. This decrease in dollars of $5.2 million was an increase of 30 basis points as a percent of sales and was primarily driven by the timing of various projects being brought to market as well as a reduction or delay of projects. We have continued to carefully balance the overall need to control costs with the critical need to continue investing in our strategic priorities. These expenses include royalty payments to the designers of our products totaling $7.3 million and $9.5 million in fiscal years 2010 and 2009, respectively.

Operating Earnings

In fiscal 2011 operating earnings were $123.3 million, a 130.0 percent increase from fiscal 2010 operating earnings of $53.6 million. The fiscal 2010 earnings represented a 56.4 percent percent decrease from fiscal 2009 operating earnings of $122.8 million. Operating earnings as a percentage of sales for fiscal years 2011, 2010 and 2009 were 7.5 percent, 4.1 percent and 7.5 percent, respectively.

Other Expenses and Income

Net other expenses totaled $20.8 million in fiscal 2011 compared to $18.8 million in fiscal 2010 and $23.9 million in fiscal 2009. The increase in fiscal 2011 expense compared to fiscal 2010 was primarily the result of higher foreign currency transaction losses and lower interest and investment income, which were partially offset by lower interest expense compared to the prior year.

The decrease in fiscal 2010 expense compared to fiscal 2009 was primarily the result of decreased interest expense associated with the first quarter repurchase of $75 million of outstanding debt securities.

Income Taxes

Our effective tax rate was 30.9 percent in fiscal 2011 versus 18.8 percent in fiscal 2010 and 31.4 percent in fiscal 2009. The effective tax rate in fiscal 2011 was below the statutory rate of 35%, primarily due to the domestic U.S. manufacturing deduction and realization of foreign tax credits. The effective rate in fiscal 2010 was below the statutory rate of 35 percent, primarily due to the release of tax reserves that were no longer needed due to the closure of an IRS audit of the company's tax returns through fiscal 2009 and the domestic U.S. manufacturing tax incentive. The effective rate in fiscal 2009 was below the statutory rate of 35 percent, primarily due to the domestic U.S. manufacturing tax incentive and the realization of foreign tax credits.

We expect our effective tax rate for fiscal 2012 to be between 31 and 33 percent. For further information regarding income taxes, refer to Note 13 of the Consolidated Financial Statements.

Net Earnings Attributable to Controlling Interest; Earnings per Share

In fiscal 2011 and fiscal 2010 we generated $70.8 million and $28.3 million of net earnings, respectively. This compares to net earnings attributable to controlling interest in fiscal 2009 of $68.0 million. In fiscal 2011 diluted earnings per share were $1.06 while diluted earnings per share in fiscal 2010 were $0.43 and $1.25 in fiscal 2009.

Liquidity and Capital Resources

The table below presents certain key cash flow and capital highlights for the fiscal years indicated.

	Fiscal Year Ended
(In millions)	2011	2010	2009
Cash and cash equivalents, end of period	$148.6	$134.8	$192.9
Marketable securities, end of period	$11.0	$12.1	$11.3
Cash generated from operating activities	$91.1	$99.1	$91.7
Cash used for investing activities	$(31.4)	$(77.6)	$(29.5)
Cash used for financing activities	$(50.2)	$(78.9)	$(16.5)
Pension and post-retirement benefit plan contributions (4)	$(52.8)	$(19.3)	$(5.3)
Capital expenditures	$(30.5)	$(22.3)	$(25.3)
Stock repurchased and retired	$(1.0)	$(0.8)	$(0.3)
Interest-bearing debt, end of period (1) (3)	$250.0	$301.2	$377.4
Available unsecured credit facility, end of period (2) (3)	$140.6	$138.8	$236.9

(1) Amounts shown include the fair market value of the company's interest rate swap arrangement(s). The net fair value of this/these arrangement(s) was/were $1.2 million at May 29, 2010 and $2.4 million at May 30, 2009.
(2) Amounts shown are net of outstanding letters of credit, which are applied against the company's unsecured credit facility.
(3) During the first quarter of fiscal 2010 we renegotiated the unsecured revolving credit facility. Refer to Note 8 of the Consolidated Financial Statements for additional information.
(4) Amount shown for fiscal 2011 and fiscal 2010 includes a $14.6 million and $16.7 million contribution made in the company's common stock, respectively.

Cash Flow — Operating Activities
Cash generated from operating activities in fiscal 2011 totaled $91.1 million compared to $99.1 million generated in the prior year. This represents a decrease of $8.0 million compared to fiscal 2010. Changes in working capital balances resulted in a $13.5 million use of cash in the current fiscal year compared to a $4.8 million source of cash in the prior year. Cash from operations in the prior year also included proceeds of $4.8 million from company owned life insurance policies.

The use of cash related to working capital balances in fiscal 2011 consist primarily of increases in trade receivables of $48.5 million, inventory of $8.3 million and prepaids of $14.5 million. These changes were partially offset by increases in trade payables of $16.4 million, and regular and incentive based compensation of $34.8 million.

The source of cash related to working capital balances in fiscal 2010 consist primarily of decreases in trade receivables of $9.0 million, prepaids of $23.6 million and an increase in trade payables of $13.9 million, offset by increased inventory of $7.1 million and a decrease in other accruals. The other accruals decreased primarily due to restructuring payments of $15.5 million during fiscal 2010.

The use of cash related to working capital balances in fiscal 2009 consist primarily of decreased current liabilities of $126.8 million over fiscal 2008. The reduction in liabilities is primarily related to reductions in accounts payable related to inventory, and accruals related to regular and incentive compensation. The use of cash was partially offset by volume related declines in accounts receivables of $53.5 million and inventories of $15.3 million.

Collections of accounts receivable remained strong throughout fiscal 2011, and we believe our recorded accounts receivable valuation allowances at the end of the year are adequate to cover the risk of potential bad debts. Allowances for non-collectible accounts receivable, as a percent of gross accounts receivable, totaled 2.3 percent, 3.0 percent, and 4.7 percent at the end of fiscal years 2011, 2010, and 2009, respectively.

During fiscal 2011 $38.2 million in cash contributions were made to our employee pension and post-retirement benefit plans. Cash contributions during fiscal years 2010 and 2009 made to our employee pension and post-retirement benefit plans totaled $2.6 million and $5.3 million, respectively. For further information regarding the company's pension and post-retirement benefit plans, including information relative to the funded status of these plans, refer to Note 10 of the Consolidated Financial Statements.

Cash Flow — Investing Activities

Capital expenditures totaled $30.5 million, $22.3 million and $25.3 million in fiscal 2011, 2010 and 2009, respectively. Outstanding commitments for future capital purchases at the end of fiscal 2011 were approximately $4.9 million. We expect capital spending in fiscal 2012 to be between $34 million and $38 million.

Included in our fiscal 2010 investing activities, is a net cash outflow of $46.1 million related to our acquisitions of Nemschoff, CBS, and two furniture dealerships. Also included within fiscal 2010 investing activities is a note receivable for $6.9 million related to our acquisition of Nemschoff. In fiscal 2010 we repaid loans held against the value of company owned life insurance policies for $2.9 million. Also included in fiscal 2009 is a net cash outflow of $29.5 million related to the completion of the acquisition of Brandrud and the acquisition of Ruskin Industries.

Our net marketable securities transactions for fiscal 2011 yielded a $1.3 million source of cash. This compares to a $0.1 million source of cash in fiscal 2010 and a $3.4 million source of cash in fiscal 2009.

Cash Flow — Financing Activities

	Fiscal Year Ended
(In millions, except share and per share data)	2011	2010	2009
Shares acquired	49,694	44,654	2,138,701
Cost of shares acquired	$1.0	$0.8	$0.1
Shares issued (1)	1,095,819	3,221,326	257,765
Average price per share issued	$22.59	$14.9	$14.7
Cash dividends paid	$5.0	$4.9	$19.2

(1) Includes 2,041,666 shares issued in connection with the Nemschoff acquisition during fiscal 2010. Includes 582,000 shares and 967,000 shares issued as a contribution to the company's pension plans during fiscal 2011 and fiscal 2010, respectively.

During the first quarter of fiscal 2010 we renegotiated the syndicated revolving line of credit, reducing our availability from $250 million to $150 million, while giving us additional covenant flexibility. This facility expires in June 2012 and outstanding borrowings bear interest at rates based on the prime rate, federal funds rate, LIBOR, or negotiated rates as outlined in the agreement. Interest is payable periodically throughout the period a borrowing is outstanding. During the first quarter of fiscal 2010, we also completed the repurchase of $75 million of registered debt securities. In addition to improving our covenant metrics this action also reduced our future interest expense by approximately $1.3 million per quarter.

In the fourth quarter of fiscal 2009 we announced a reduction in the cash dividend effective for the first quarter of fiscal 2010 payment. This change reduced the cash dividend to $0.088 per share annually versus a total quarterly cash dividend of $0.088 per share that was paid through the third quarter of fiscal 2009. As part of our decision to conserve cash we suspended significant share repurchases beginning in fiscal 2009. The amount remaining under our share repurchase authorization at the end of fiscal 2011 totaled $169.3 million.

Interest-bearing debt at the end of fiscal 2011 of $250 million decreased from $301.2 million at the end of fiscal 2010, as compared to $377.4 million at the end of fiscal 2009. The decrease in fiscal 2011 is a result of the repayment of the remaining $100 million in principal due under the 2001 public bond issue. The payment was made using a combination of existing cash and proceeds from newly-issued senior unsecured private placement notes of $50 million maturing in March 2021.

The only usage against our unsecured revolving credit facility at the end of fiscal years 2011 and 2010 represented outstanding standby letters of credit totaling $9.4 million and $11.2 million, respectively. The provisions of our private placement notes and unsecured credit facility require that we adhere to certain covenants and maintain certain performance ratios. We were in compliance with all such covenants and performance ratios during fiscal 2011.

In fiscal 2011, we received $8.6 million related to the issuance of shares in connection with stock-based compensation plans. This compares to receiving $2.5 million and $3.4 million in fiscal 2010 and fiscal 2009, respectively.

During fiscal 2011 we repatriated $18.8 million of undistributed foreign earnings. During fiscal 2010 we did not repatriate any undistributed foreign earnings as compared to $8.0 million in fiscal 2009.

We believe cash on hand, cash generated from operations, and our borrowing capacity will provide adequate liquidity to fund near term and future business operations and capital needs, subject to financing availability in the marketplace.

Contingencies
The company leases a facility in the U.K. under an agreement that expired in June 2011, and the company plans to continue to lease the facility on a month to month basis after the lease expires. Under the terms of the lease, the company is required to perform the maintenance and repairs necessary to address the general dilapidation of the facility over the lease term. The ultimate cost of this provision to the company is dependent on a number of factors including, but not limited to, the future use of the facility by the lessor and whether the company chooses and is permitted to renew the lease term. The company has estimated the cost of these maintenance and repairs to be between $0 and $3 million, depending on the outcome of future plans and negotiations. Based on existing circumstances, it is estimated that these costs will be approximately $1.3 million. As a result, this amount has been recorded as a liability reflected under the caption “Other Liabilities” in the Consolidated Balance Sheets as of May 28, 2011. Based on circumstances existing in fiscal 2010, the amount recorded in the Consolidated Balance Sheets as of May 29, 2010 was $1.1 million.

The company has a lease obligation in the U.K. until May 2014 for a facility that it has exited. Current market rates for comparable office space are lower than the rental payments owed under the lease agreement, as such, the company would remain liable to pay the difference if it were subleased. As of May 28, 2011 and May 29, 2010 the future cost of this arrangement was estimated to be $1.7 million and $1.5 million, respectively. Accordingly this amount is reflected within “Other Liabilities” on the Consolidated Balance Sheets as of these dates.

The company is involved in legal proceedings and litigation arising in the ordinary course of business. It is the company's opinion that the outcome of such proceedings and litigation currently pending will not materially affect the company's operations, cash flows, and financial condition.

Basis of Presentation
The company's fiscal year ends on the Saturday closest to May 31. The fiscal years ended May 28, 2011, May 29, 2010, and May 30, 2009 each included 52 weeks of operations. This is the basis upon which weekly-average data is presented. Certain prior year information has been reclassified to conform to the current year presentation.

Contractual Obligations
Contractual obligations associated with our ongoing business and financing activities will result in cash payments in future periods. The following table summarizes the amounts and estimated timing of these future cash payments. Further information regarding debt obligations can be found in Note 8 of the Consolidated Financial Statements. Likewise, further information related to operating leases can be found in Note 9 of the Consolidated Financial Statements.

(In millions)	Payments due by fiscal year
	Total	2012	2013-2014	2015-2016	Thereafter
Long-term debt	$250.0	$—	$—	$50.0	$200.0
Estimated interest on debt obligations (1)	103.5	15.6	31.2	27.0	29.7
Operating leases	79.7	19.7	26.8	15.6	17.6
Purchase obligations (2)	39.5	36.3	2.8	0.4	—
Pension plan funding (3)	16.1	15.2	0.2	0.2	0.5
Stockholder dividends (4)	1.3	1.3	—	—	—
Other (5)	18.2	1.8	3.5	3.4	9.5

Total	$508.3	$89.9	$64.5	$96.6	$257.3

(1) Estimated future interest payments on our outstanding debt obligations are based on interest rates as of May 28, 2011. Actual cash outflows may differ significantly due to changes in underlying interest rates and timing of principal payments.
(2) Purchase obligations consist of non-cancelable purchase orders and commitments for goods, services, and capital assets.
(3) Pension plan funding commitments are known for a 12-month period for those plans that are funded; unfunded pension and post-retirement plan funding amounts are equal to the estimated benefit payments. As of May 28, 2011, the total projected benefit obligation for our domestic and international employee pension benefit plans was $384.9 million.
(4) Represents the recorded dividend payable as of May 28, 2011. Future dividend payments are not considered contractual obligations until declared.
(5) Other contractual obligations primarily represent long-term commitments related to deferred and supplemental employee compensation benefits, and other post-employment benefits.

Off-Balance Sheet Arrangements
Guarantees
We provide certain guarantees to third parties under various arrangements in the form of product warranties, loan guarantees, standby letters of credit, lease guarantees, performance bonds, and indemnification provisions. These arrangements are accounted for and disclosed in accordance with Accounting Standards Codification (ASC) Topic 460, "Guarantees" as described in Note 17 of the Consolidated Financial Statements.

Critical Accounting Policies and Estimates
Our goal is to report financial results clearly and understandably. We follow accounting principles generally accepted in the United States of America in preparing our Consolidated Financial Statements, which require us to make certain estimates and apply judgments that affect our financial position and results of operations. We continually review our accounting policies and financial information disclosures. These policies and disclosures are reviewed at least annually with the Audit Committee of the Board of Directors. Following is a summary of our more significant accounting policies that require the use of estimates and judgments in preparing the financial statements.

Revenue Recognition
As described in the “Executive Overview,” the majority of our products and services are sold through one of four channels: Independent contract furniture dealers and licensees, owned contract furniture dealers, direct to end customers, and independent retailers. We recognize revenue on sales to independent dealers, licensees, and retailers once the product is shipped and title passes to the buyer. When we sell product directly to the end customer or through owned dealers, we recognize revenue once the product and services are delivered and installation thereof is substantially complete.

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

The accounts receivable allowance totaled $4.5 million and $4.4 million at May 28, 2011 and May 29, 2010, respectively. As a percentage of gross accounts receivable, these allowances totaled 2.3 percent and 3.0 percent for fiscal 2011 and fiscal 2010, respectively. The year-over-year decrease in the allowance percentage is primarily due to the stabilization of economic conditions and continued financial health of our customers.

Goodwill and Indefinite-lived Intangibles
The carrying value of goodwill and indefinite-lived intangible assets as of May 28, 2011 and May 29, 2010, were $133.6 million and $132.6 million, respectively. The company is required to perform an annual test of goodwill and indefinite-lived intangible assets to determine if the asset values are impaired.

The impairment-testing model is based on the present value of projected cash flows and the resulting residual value and includes a reconciliation to market capitalization. In completing the test under this approach, the company assumes that one of the drivers of the value of a business today is the cash flows it will generate in the future. The company also assumes that such future cash flows can be reasonably estimated. While these projected cash flows reflect the best estimate of future reporting unit performance, actual cash flows could differ significantly.

The company completed the required annual impairment tests in the fourth quarter of fiscal 2011 and concluded that the goodwill asset values and indefinite-lived assets were not impaired. For goodwill, the company employed a market-based approach in selecting the discount rates used in our analysis.The discount rates selected represent market rates of return equal to what the company believes is what a reasonable investor would expect to achieve on investments of similar size to the company's reporting units. The company believes the discount rates selected in the testing are appropriate in that, in all cases, they exceed the estimated weighted average cost of capital for our business as a whole. The results of the impairment test are sensitive to changes in discount rates, though the testing performed in fiscal 2011 indicates that even a significant increase in the discount rate would not have changed the conclusion. For indefinite-lived assets a relief of royalty method was utilized, which indicated the assets were not impaired.

Long-lived Assets

The company evaluates other long-lived assets and acquired business units for indicators of impairment when events or circumstances indicate that an impairment risk may be present. The judgments regarding the existence of impairment are based on market conditions, operational performance, and estimated future cash flows. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded to adjust the asset to its estimated fair value. During the fourth quarter of fiscal 2010 the company recorded an impairment charge of $2.5 million that was related to our Convia line of business. These assets related to products that we determined had no future revenue stream to the company. The impairment charge was comprised of $1.4 million of expense related to an intangible asset and $1.1 million of expense in relation to fixed assets, respectively.

Warranty Reserve
The company stands behind company products and the promises it makes to customers. From time to time, quality issues arise resulting in the need to incur costs to correct problems with products or services. The company has established warranty reserves for the various costs associated with these obligations. General warranty reserves are based on historical claims experience and periodically adjusted for business levels. Specific reserves are established once an issue is identified. The valuation of such reserves is based on the estimated costs to correct the problem. Actual costs may vary and may result in an adjustment to these reserves.

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

See Note 13 of the Consolidated Financial Statements for information regarding the company's uncertain tax positions.

The company has net operating loss (NOL) carryforwards available in certain jurisdictions to reduce future taxable income. The company also has foreign tax credits available in certain jurisdictions to reduce future tax due. Future tax benefits for NOL carryforwards and foreign tax credits are recognized to the extent that realization of these benefits is considered more likely than not. This determination is based on the expectation that related operations will be sufficiently profitable or various tax planning strategies available to us will enable us to utilize the NOL carryforwards and/or foreign tax credits. When information becomes available that raises doubts about the realization of a deferred income tax asset, a valuation allowance is established.

Self-Insurance Reserves
With the assistance of independent actuaries, reserves are established for workers' compensation and general liability exposures. The reserves are established based on expected future claims for incurred losses. The company also establishes reserves for health, prescription drugs, and dental benefit exposures based on historical claims information along with certain assumptions about future trends. The methods and assumptions used to determine the liabilities are applied consistently, although actual claims experience can vary. The company also maintains insurance coverage for certain risk exposures through traditional premium-based insurance policies. The company's health benefits retention level does not include an aggregate stop loss policy. The company's retention levels designated within significant insurance arrangements as of May 28, 2011, are as follows.

Retention Level
General liability and auto liability/physical damage	$1.00 million per occurrence
Workers' compensation and property	$0.75 million per occurrence
Health benefits	$0.30 million per employee

Pension and other Post-Retirement Benefits
The determination of the obligation and expense for pension and other post-retirement benefits depends on certain actuarial assumptions. Among the most significant of these assumptions are the discount rate, interest-crediting rate, and expected long-term rate of return on plan assets. We determine these assumptions as follows.

•
Discount Rate — This assumption is established at the end of the fiscal year based on high-quality corporate bond yields. The company utilizes the services of an independent actuarial firm to assist in determining the rate. For the domestic pension and other post-retirement benefit plans, the actuary uses a “cash flow matching” technique, which compares the estimated future cash flows of the plan to a published discount curve showing the relationship between interest rates and duration for hypothetical zero-coupon fixed income investments. The discount rate is set for the international pension plan based on the yield level of a commonly used corporate bond index in that jurisdiction. Because the average duration of the bonds underlying this index is less than that of our international pension plan liabilities, the index yield is used as a reference point. The final discount rate takes into consideration the index yield and the difference in comparative durations.

•
Interest Crediting Rate — The company uses this assumption in accounting for our primary domestic pension plan, which is a cash balance-type plan. The rate, which represents the annual rate of interest applied to each plan participant's account balance, is established at an assumed level, or spread, below the discount rate. The company bases this methodology on the historical spread between the 30-year U.S. Treasury and high-quality corporate bond yields. This relationship is examined annually to determine whether the methodology is still appropriate.

•
Expected Long-Term Rate of Return — The company bases this assumption on our long-term assumed rates of return for equities and fixed income securities, weighted by the allocation of the invested assets of the pension plan. The company considers likely returns and risk factors specific to the various classes of investments and advice from independent actuaries in establishing this rate. Changes in the investment allocation of plan assets would impact this assumption. A shift to a higher relative percentage of fixed income securities, for example, would result in a lower assumed rate.

While this assumption represents the long-term market return expectation, actual asset returns can and do differ from year-to-year. Such differences give rise to actuarial gains and losses. In years where actual market returns are lower than the assumed rate, an actuarial loss is generated. Conversely, an actuarial gain results when actual market returns exceed the assumed rate in a given year. As of May 28, 2011, and May 29, 2010, the net actuarial loss associated with the employee pension and post-retirement benefit plans totaled approximately $158.2 million and $192.3 million, respectively. The majority of this unrecognized loss was associated with lower than expected return on assets for fiscal 2011 and fiscal 2010. Changes in the discount rate and return on assets can have a significant effect on the expense or obligations related to our pension plans. The company cannot accurately predict these changes in discount rates or investment returns and, therefore, cannot reasonably estimate whether adjustments to the expense or obligation in subsequent years will be significant. Both the May 28, 2011 pension funded status and 2012 expense are affected by year-end 2011 discount rate and expected return on assets assumptions. Any change to these assumptions will be specific to the time periods noted and may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown. The effect of the indicated increase/(decrease) in discount rates and expected return on assets is shown below:

(In millions)
Assumption	1 Percent Change	2012 Expense		May 28, 2011 Obligation
		U.S.	International	U.S.	International
Discount rate	+/- 1.0	$ 1.5 / (1.4)	$ (0.8) / 1.8	$ (12.7) / 15.9	$ (13.5) / 17.5
Expected return on assets	+/- 1.0	$(2.8) / 2.8	$ (0.7) / 0.7	—	—

For purposes of determining annual net pension expense, the company uses a calculated method for determining the market-related value of plan assets. Under this method, the company recognizes the change in fair value of plan assets systematically over a five-year period. Accordingly, a portion of the net actuarial loss is deferred. The remaining portion of the net actuarial loss is subject to amortization expense each year. The amortization period used in determining this expense is the estimated remaining working life of active pension plan participants. The company currently estimates this period to be approximately 13 years. As of May 28, 2011, the deferred net actuarial loss (i.e. the portion of the total net actuarial loss not subject to amortization) was approximately $42.5 million.

Refer to Note 10 of the Consolidated Financial Statements for more information regarding costs and assumptions used for employee benefit plans.

Stock-Based Compensation
The company views stock-based compensation as a key component of total compensation for certain employees, non-employee directors and officers. The stock-based compensation programs include grants of restricted stock, restricted stock units, performance share units, employee stock purchases, and stock options. The company recognizes expense related to each of these share-based arrangements. The Black-Scholes option pricing model is used in estimating the fair value of stock options issued in connection with compensation programs. This pricing model requires the use of several input assumptions. Among the most significant of these assumptions are the expected volatility of the common stock price, and the expected timing of future stock option exercises.

•
Expected Volatility — This represents a measure, expressed as a percentage, of the expected fluctuation in the market price of the company's common stock. As a point of reference, a high volatility percentage would assume a wider expected range of market returns for a particular security. All other assumptions held constant, this would yield a higher stock option valuation than a calculation using a lower measure of volatility. In measuring the fair value of stock options issued during fiscal year 2011, we utilized an expected volatility of 42 percent.

•
Expected Term of Options — This assumption represents the expected length of time between the grant date of a stock option and the date at which it is exercised (option life). The company assumed an average expected term of 5.5 years in calculating the fair values of the majority of stock options issued during fiscal 2011.

Refer to Note 12 of the Consolidated Financial Statements for further discussion on our stock-based compensation plans.

Contingencies
In the ordinary course of business, the company encounters matters that raise the potential for contingent liabilities. In evaluating these matters for accounting treatment and disclosure, the company is required to apply judgment in order to determine the probability that a liability has been incurred. The company is also required to measure, if possible, the dollar value of such liabilities in determining whether or not recognition in our financial statements is required. This process involves the use of estimates which may differ from actual outcomes. Refer to Note 17 of the Consolidated Financial Statements for more information relating to contingencies.

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

Direct Material Costs
The company is exposed to risks arising from price changes for certain direct materials and assembly components used in its operations. The largest such costs incurred by the company are for steel, plastics, textiles, wood particleboard, and aluminum components. Commodity prices steadily increased during the first three quarters and moderated during the fourth quarter of fiscal 2011. The net impact of price changes during fiscal 2011 was an increase to our costs of approximately $12 million during fiscal 2011.
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

In the normal course of business, the company enters into contracts denominated in foreign currencies. The principal foreign currencies in which the company conducts its business are the British pound sterling, euro, Canadian dollar, Japanese yen, Mexican peso, and Chinese renminbi. As of May 28, 2011, the company had outstanding, sixteen forward currency instruments designed to offset either net asset or net liability exposure that is denominated in non-functional currencies. Two forward contracts were placed to offset a 3.1 million euro-denominated net asset exposure and five forward contracts were placed to offset a 7.6 million U.S. dollar-denominated net asset exposure. One forward contract was placed to offset 0.4 million Australian dollar-denominated net asset exposure. Eight forward contracts were placed to offset a 2.4 million U.S.dollar-denominated net liability exposure.

As of May 29, 2010, the company had outstanding, nine forward currency instruments designed to offset either net asset or net liability exposure that is denominated in non-functional currencies. One forward contract was placed in order to offset a 4.1 million euro-denominated net asset exposure and three forward contracts were placed in order to offset a 5.6 million U.S. dollar-denominated net asset exposure. Four forward contracts were placed to offset a 14.0 million U.S. dollar-denominated net liability exposure and one forward contract was placed to offset a 1.6 million British pound sterling-denominated net liability exposure. The fair value of the forward currency instruments at May 28, 2011 was $0.7 million and $0.3 million within current assets and current liabilities, respectively. At May 29, 2010 the fair value of the forward currency instruments was a negligible amount.

For fiscal year 2011, a net loss of $2.0 million related to remeasuring all foreign currency transactions into the appropriate functional currency was included in net earnings. For fiscal year 2010, a net gain of $0.4 million impacted net earnings. For fiscal year 2009, a net loss of $1.1 million impacted net earnings. Additionally, the cumulative effect of translating the balance sheet and income statement accounts from the functional currency into the United States dollar decreased the accumulated comprehensive loss component of total stockholders' equity by $6.4 million as of the end of fiscal 2011. Conversely, the effect increased the accumulated comprehensive loss component of total stockholders equity by $2.9 million and $14.0 million as of the end of fiscal 2010 and fiscal 2009, respectively.

Interest Rate Risk
The company maintains fixed-rate debt for which changes in interest rates generally affect fair market value but not earnings or cash flows. During the fourth quarter of fiscal 2011 the company's interest rate swap agreement expired as planned on March 15, 2011. As of the end of fiscal years 2010 and 2009 the company held one interest rate swap agreement that effectively converted $50.0 million of fixed-rate debt securities to a variable rate.

The combined fair market value and net asset amount of the effective interest rate swap instruments was $1.2 million at May 29, 2010. The swap arrangement effectively reduced interest expense by $1.5 million, $1.9 million, and $1.2 million in fiscal 2011, fiscal 2010 and fiscal 2009, respectively. All cash flows related to the company's interest rate swap instruments are denominated in U.S. dollars. For further information, refer to Notes 14 and 15 of the Consolidated Financial Statements.

Expected cash flows (notional amounts) over the next five years and thereafter related to debt instruments are as follows.

(In millions)	2012	2013	2014	2015	2016	Thereafter	Total
Long-Term Debt:
Fixed rate	$—	$—	$—	$50.0	$—	$200.0	$250.0
Wtd. average interest rate = 6.2%

Item 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Operations

	Fiscal Years Ended
(In millions, except per share data)	May 28, 2011	May 29, 2010	May 30, 2009
Net sales	$1,649.2	$1,318.8	$1,630.0
Cost of sales	1,111.1	890.3	1,102.3
Gross margin	538.1	428.5	527.7
Operating expenses:
Selling, general, and administrative	366.0	317.7	330.8
Restructuring and impairment expenses	3.0	16.7	28.4
Design and research	45.8	40.5	45.7
Total operating expenses	414.8	374.9	404.9
Operating earnings	123.3	53.6	122.8
Other expenses (income):
Interest expense	19.9	21.7	25.6
Interest and other investment income	(1.5)	(4.6)	(2.6)
Other, net	2.4	1.7	0.9
Net other expenses	20.8	18.8	23.9
Earnings before income taxes	102.5	34.8	98.9
Income tax expense	31.7	6.5	31.0
Net loss attributable to non-controlling interest	—	—	(0.1)
Net Earnings Attributable to Controlling Interest	$70.8	$28.3	$68.0

Earnings per share —basic	$1.24	$0.51	$1.26
Earnings per share —diluted	$1.06	$0.43	$1.25

Consolidated Balance Sheets

(In millions, except share and per share data)	May 28, 2011	May 29, 2010
Assets
Current Assets:
Cash and cash equivalents	$148.6	$134.8
Marketable securities	11.0	12.1
Accounts receivable, less allowances of $4.5 in 2011 and $4.4 in 2010	193.1	144.7
Inventories, net	66.2	57.9
Prepaid expenses and other	59.2	46.4
Total Current Assets	478.1	395.9

Property and Equipment:
Land and improvements	19.9	19.4
Buildings and improvements	149.5	147.6
Machinery and equipment	531.0	546.4
Construction in progress	13.0	10.7
Gross Property and Equipment	713.4	724.1
Less: accumulated depreciation	(544.3)	(548.9)
Net Property and Equipment	169.1	175.2
Goodwill and indefinite-lived intangibles	133.6	132.6
Other amortizable intangibles, net	24.3	25.0
Other assets	9.3	41.9
Total Assets	$814.4	$770.6

Liabilities and Stockholders' Equity
Current Liabilities:
Unfunded checks	$6.4	$4.3
Current maturities of long-term debt	—	101.2
Accounts payable	112.7	96.3
Accrued liabilities	153.1	112.4
Total Current Liabilities	272.2	314.2

Long-term debt, less current maturities	250.0	200.0
Other liabilities	87.2	176.3
Total Liabilities	609.4	690.5

Stockholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized, none issued)	—	—
Common stock, $0.20 par value (240,000,000 shares authorized, 58,048,858 and 57,002,733 shares issued and outstanding in 2011 and 2010, respectively)	11.6	11.4
Additional paid-in capital	82.0	55.9
Retained earnings	218.2	152.4
Accumulated other comprehensive loss	(104.2)	(136.2)
Key executive deferred compensation	(2.6)	(3.4)
Total Stockholders' Equity	205.0	80.1
Total Liabilities and Stockholders' Equity	$814.4	$770.6

Consolidated Statements of Stockholders' Equity

(In millions, except share data)	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Key Exec. Deferred Comp.	Total Stockholders' Equity
Balance, May 31, 2008	55,706,997	$11.1	$—	$76.7	$(60.1)	$(4.3)	$23.4
Net earnings attributable to controlling interest	—	—	—	68.0	—	—	68.0
Foreign currency translation adjustment	—	—	—	—	(14.0)	—	(14.0)
Pension liability adjustments (net of tax of $35.3 million)	—	—	—	—	(59.9)	—	(59.9)
Unrealized holding loss on available-for-sale securities	—	—	—	—	(0.1)	—	(0.1)
Total comprehensive loss							(6.0)
Cash dividends declared ($0.286 per share)	—	—	—	(15.5)	—	—	(15.5)
Exercise of stock options	23,050	—	0.5	—	—	—	0.5
Employee stock purchase plan	187,037	—	2.7	—	—	—	2.7
Tax benefit relating to stock-based compensation	—	—	0.1	—	—	—	0.1
Excess tax benefit relating to stock-based compensation	—	—	(0.3)	—	—	—	(0.3)
Repurchase and retirement of common stock	(2,138,701)	(0.3)	0.2	—	—	—	(0.1)
Restricted stock units compensation expense	—	—	0.2	—	—	—	0.2
Restricted stock units released	14,074	—	0.4	—	—	—	0.4
Stock grants compensation expense	—	—	0.7	—	—	—	0.7
Stock grants issued	3,600	—	—	—	—	—	—
Stock option compensation expense	—	—	2.9	—	—	—	2.9
Deferred compensation plan	—	—	(0.5)	—	—	0.5	—
Directors' fees	30,004	—	0.4	—	—	—	0.4
Performance share units compensation expense	—	—	(1.4)	—	—	—	(1.4)
Balance, May 30, 2009	53,826,061	$10.8	$5.9	$129.2	$(134.1)	$(3.8)	$8.0

Consolidated Statements of Stockholders' Equity

(In millions, except share data)	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Key Exec. Deferred Comp.	Total Stockholders' Equity
Balance, May 30, 2009	53,826,061	$10.8	$5.9	$129.2	$(134.1)	$(3.8)	$8.0
Net earnings	—	—	—	28.3	—	—	28.3
Foreign currency translation adjustment	—	—	—	—	(2.9)	—	(2.9)
Pension and post-retirement liability adjustments (net of tax benefit of $0.9 million)	—	—	—	—	0.6	—	0.6
Unrealized holding gain on available-for-sale securities	—	—	—	—	0.2	—	0.2
Total comprehensive income							26.2
Cash dividends declared ($0.088 per share)	—	—	—	(5.1)	—	—	(5.1)
Issuance of common stock in connection with business acquisition	2,041,666	0.4	28.3	—	—	—	28.7
Contribution of common stock to defined benefit pension plan	967,000	0.2	16.5	—	—	—	16.7
Exercise of stock options	10,000	—	0.2	—	—	—	0.2
Employee stock purchase plan	133,048	—	2.2	—	—	—	2.2
Tax benefit relating to stock-based compensation	—	—	0.1	—	—	—	0.1
Excess tax benefit relating to stock-based compensation	—	—	(0.5)	—	—	—	(0.5)
Repurchase and retirement of common stock	(44,654)	—	(0.8)	—	—	—	(0.8)
Restricted stock units compensation expense	—	—	1.0	—	—	—	1.0
Restricted stock units released	8,896	—	0.2	—	—	—	0.2
Stock grants compensation expense	—	—	0.4	—	—	—	0.4
Stock grants issued	41,981	—	—	—	—	—	—
Stock option compensation expense	—	—	2.5	—	—	—	2.5
Deferred compensation plan	—	—	(0.4)	—	—	0.4	—
Directors' fees	18,735	—	0.3	—	—	—	0.3
Balance, May 29, 2010	57,002,733	$11.4	$55.9	$152.4	$(136.2)	$(3.4)	$80.1

Consolidated Statements of Stockholders' Equity

(In millions, except share data)	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Key Exec. Deferred Comp.	Total Stockholders' Equity
Balance, May 29, 2010	57,002,733	$11.4	$55.9	$152.4	$(136.2)	$(3.4)	$80.1
Net earnings	—	—	—	70.8	—	—	70.8
Foreign currency translation adjustment	—	—	—	—	6.4	—	6.4
Pension and post-retirement liability adjustments (net of tax benefit of $11.8 million)	—	—	—	—	25.5	—	25.5
Unrealized holding gain on available-for-sale securities	—	—	—	—	0.1	—	0.1
Total comprehensive income							102.8
Cash dividends declared ($0.088 per share)	—	—	—	(5.0)	—	—	(5.0)
Contribution of common stock to defined benefit pension plan	582,000	0.1	14.5	—	—	—	14.6
Exercise of stock options	309,252	0.1	6.5	—	—	—	6.6
Employee stock purchase plan	99,593	—	2.1	—	—	—	2.1
Excess tax benefit relating to stock-based compensation	—	—	0.1	—	—	—	0.1
Repurchase and retirement of common stock	(49,694)	—	(1.0)	—	—	—	(1.0)
Restricted stock units released	64,958	—	1.5	—	—	—	1.5
Stock grants issued	30,907	—	0.5	—	—	—	0.5
Stock option compensation expense	—	—	2.5	—	—	—	2.5
Deferred compensation plan	—	—	(0.8)	—	—	0.8	—
Directors' fees	9,109	—	0.2	—	—	—	0.2
Balance, May 28, 2011	58,048,858	$11.6	$82.0	$218.2	$(104.2)	$(2.6)	$205.0

Consolidated Statements of Cash Flows

	Fiscal Years Ended
(In millions)	May 28, 2011	May 29, 2010	May 30, 2009
Cash Flows from Operating Activities:
Net earnings attributable to controlling interest	$70.8	$28.3	$68.0
Adjustments to reconcile net earnings attributable to controlling interest to net cash provided by operating activities	20.3	70.8	23.7

Net Cash Provided by Operating Activities	91.1	99.1	91.7

Cash Flows from Investing Activities:
Notes receivable repayments	—	—	60.6
Notes receivable issued	—	(6.5)	(60.3)
Marketable securities purchases	(3.1)	(16.3)	(3.0)
Marketable securities sales	4.4	16.4	6.4
Capital expenditures	(30.5)	(22.3)	(25.3)
Proceeds from sales of property and equipment	1.0	0.7	0.3
Proceeds from disposal of owned dealers	—	—	1.3
Acquisitions, net of cash received	—	(46.1)	(29.5)
Payments on loan on cash surrender value of life insurance	—	(2.9)	—
Proceeds from loan on cash surrender value of life insurance	—	—	19.3
Other, net	(3.2)	(0.6)	0.7

Net Cash Used for Investing Activities	(31.4)	(77.6)	(29.5)

Cash Flows from Financing Activities:
Long-term debt repayments	(100.0)	(75.0)	—
Long-term debt borrowings	50.0	—	—
Dividends paid	(5.0)	(4.9)	(19.2)
Common stock issued	8.6	2.5	3.4
Common stock repurchased and retired	(1.0)	(0.8)	(0.3)
Excess tax benefits from stock-based compensation	0.1	(0.5)	(0.3)
Payment of contingent consideration obligation	(3.0)	—	—
Other, net	0.1	(0.2)	(0.1)

Net Cash Used for Financing Activities	(50.2)	(78.9)	(16.5)

Effect of exchange rate changes on cash and cash equivalents	4.3	(0.7)	(8.2)

Net Increase (Decrease) in Cash and Cash Equivalents	13.8	(58.1)	37.5

Cash and cash equivalents, beginning of year	134.8	192.9	155.4

Cash and Cash Equivalents, End of Year	$148.6	$134.8	$192.9

Notes to the Consolidated Financial Statements

1. Significant Accounting and Reporting Policies

The following is a summary of significant accounting and reporting policies not reflected elsewhere in the accompanying financial statements.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of Herman Miller, Inc., and its majority-owned domestic and foreign subsidiaries. The consolidated entities are collectively referred to as “the company.” All intercompany accounts and transactions, including any involving Variable Interest Entities (VIEs), have been eliminated in the Consolidated Financial Statements.

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

Fiscal Year
The company's fiscal year ends on the Saturday closest to May 31. Fiscal years ended May 28, 2011, May 29, 2010 and May 30, 2009, each contain 52 weeks. An extra week in the company's fiscal year is required approximately every six years in order to realign its fiscal calendar-end dates with the actual calendar months.

Foreign Currency Translation
The functional currency for foreign subsidiaries is their local currency. The cumulative effects of translating the balance sheet accounts from the functional currency into the United States dollar using fiscal year-end exchange rates and translating revenue and expense accounts using average exchange rates for the period is reflected as a component of “Accumulated Other Comprehensive Gain (Loss)” in the Consolidated Balance Sheets. The financial statement impact of remeasuring all foreign currency transactions into the appropriate functional currency resulted in a net loss of $2.0 million, net gain of $0.4 million and a net loss of $1.1 million for the fiscal years ended May 28, 2011, May 29, 2010 and May 30, 2009, respectively. These amounts are included in “Other Expenses (Income)” in the Consolidated Statements of Operations.

Cash Equivalents
The company holds cash equivalents as part of its cash management function. Cash equivalents include money market funds, time deposit investments, and treasury bills with original maturities of less than three months. The carrying value of cash equivalents, which approximates fair value, totaled $9.7 million and $54.6 million as of May 28, 2011, and May 29, 2010, respectively. All cash and cash equivalents are high-credit quality financial instruments, and the amount of credit exposure to any one financial institution or instrument is limited.
Marketable Securities
The company maintains a portfolio of marketable securities primarily comprised of investment-grade, fixed-income securities. These investments are held by the company's wholly owned insurance captive and are considered “available-for-sale” securities. Accordingly, they have been recorded at fair market value based on quoted market prices, with the resulting net unrealized holding gains or losses reflected net of tax as a component of “Accumulated Other Comprehensive Gain (Loss)” in the Consolidated Balance Sheets.

All marketable security transactions are recognized on the trade date. Realized gains and losses on disposal of available-for-sale investments are included in “Interest and other investment income” in the Consolidated Statements of Operations. See Note 14 of the Consolidated Financial Statements for additional disclosures of marketable securities.

Accounts Receivable Allowances
Reserves for uncollectible accounts receivable balances are based on known customer exposures, historical credit experience, and the specific identification of other potential problems. Balances are written off against the reserve once the company determines the probability of collection to be remote. The company generally does not require collateral or other security on trade accounts receivable.

Concentrations of Credit Risk
Our trade receivables are primarily due from independent dealers who, in turn, carry receivables from their customers. We monitor and manage the credit risk associated with individual dealers and direct customers where applicable. Dealers are responsible for assessing and assuming credit risk of their customers and may require their customers to provide deposits, letters of credit or other credit enhancement measures. Some sales contracts are structured such that the customer payment or obligation is direct to us. In those cases, we may assume the credit risk. Whether from dealers or customers, our trade credit exposures are not concentrated with any particular entity.

Inventories
Inventories are valued at the lower of cost or market. Cost is determined at the majority of the company's manufacturing operations using the last-in, first-out (LIFO) cost method, whereas inventories of certain other of the company's subsidiaries are valued using the first-in, first-out (FIFO) cost method. Primarily the company's international entities and domestic entities which are newly acquired or insignificant are on the FIFO cost method and the remaining domestic entities are on the LIFO cost method. The company establishes reserves for excess and obsolete inventory, based on prevailing circumstances and judgment for consideration of current events, such as economic conditions, that may affect inventory. The reserve required to record inventory at lower of cost or market may be adjusted in response to changing conditions. Once elected, the company has applied these inventory cost valuation methods consistently from year to year. Further information on the company's recorded inventory balances can be found in Note 3 of the Consolidated Financial Statements.

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

As of the end of fiscal 2011, outstanding commitments for future capital purchases approximated $4.9 million.

Goodwill and Indefinite-lived Intangible Assets
We perform an annual impairment test, by reporting unit, to determine whether the asset values are impaired. A reporting unit is defined as an operating segment or one level below an operating segment. Substantially all of our goodwill and indefinite-lived assets are within the North American operating segment (see Note 18 of the Consolidated Financial Statements), which has been determined to be made up of two reporting units.The annual test is comprised of two steps, the first step compares the fair value of the reporting unit with its carrying amount, including goodwill and indefinite-lived assets and the second step is used to measure the amount of impairment loss by comparing the implied fair value of the reporting unit asset with the carrying amount of that asset. If the first step of the test is passed then the asset is not considered impaired and the second step is unnecessary. If an impairment results from these tests, we are required to reduce the net carrying value of the assets to their estimated fair value.

Our impairment testing model is based on an income approach that considers the present value of projected cash flows and the resulting residual value and includes a reconciliation to market capitalization values. In completing the test under this approach, we assume that one of the drivers of the value of a business today is the cash flows it will generate in the future. We also assume that such future cash flows can be reasonably estimated. While these projected cash flows reflect our best estimate of future reporting unit performance, actual cash flows could differ significantly.

We performed our goodwill and indefinite-lived asset tests at the beginning of the fourth quarter of fiscal 2011. Goodwill passed the step-one tests by substantial margins for all reporting units, which indicate that our goodwill is not impaired. The discount rates selected for use in our income approach test represent market rates of return equal to what we believe a reasonable investor would expect to achieve on investments of similar size to our reporting units. We believe the market participant based discount rates selected in our testing exceed the estimated weighted average cost of capital for our specific business as a whole. The results of the impairment test are sensitive to changes in discount rates, though the testing performed in fiscal 2011 would indicate that even a significant increase in the discount rate would not have changed the results of passing the tests.

The company also evaluates its acquired intangible assets to determine whether any have “indefinite useful lives.” Intangible assets with indefinite useful lives, are not subject to amortization. The company's indefinite-lived intangible-assets consist of certain tradenames valued at approximately $23.2 million as of fiscal year 2011 and 2010. These assets have indefinite useful lives and are evaluated annually using the relief of royalty method. The company measures and records an impairment loss for the excess of the carrying value of the asset over its fair value.

Goodwill and other indefinite-lived assets included in the Consolidated Balance Sheet consist of the following:

(In millions)	Goodwill	Indefinite-lived Intangible Assets	Total Goodwill and Indefinite-lived Assets
Balance, May 29, 2010	$109.4	$23.2	$132.6
Currency-related adjustments	1.0	—	1.0
Balance, May 28, 2011	$110.4	$23.2	$133.6

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

Amortizable intangible assets within "Other amortizable intangibles, net" consists primarily of patents, trademarks and customer relationships. The combined gross carrying value and accumulated amortization for these amortizable intangibles was $37.2 million and $12.9 million, respectively as of May 28, 2011. As of May 29, 2010, these amounts totaled $35.2 million and $10.2 million, respectively. The company amortizes these assets over their remaining useful lives using the straight-line method over periods ranging from 5 to 17 years. It is estimated that the average remaining life of such patents and trademarks is approximately 6 years and 9 years, respectively. The estimated average remaining life of the customer relationships is 12 years.

Estimated amortization expense on existing amortizable intangible assets as of May 28, 2011, for each of the succeeding five fiscal years is as follows.

(In millions)
2012	$2.5
2013	$2.4
2014	$2.3
2015	$2.0
2016	$1.9

Unfunded Checks
As a result of maintaining a consolidated cash management system, the company utilizes controlled disbursement bank accounts. These accounts are funded as checks are presented for payment, not when checks are issued. Any resulting book overdraft position is included in current liabilities as unfunded checks.

Self-Insurance
The company is partially self-insured for general liability, workers' compensation, and certain employee health and dental benefits under insurance arrangements that provide for third-party coverage of claims exceeding the company's loss retention levels. The company's health benefits retention level does not include an aggregate stop loss policy. The company's retention levels designated within significant insurance arrangements as of May 28, 2011, are as follows:

Retention Level
General liability and auto liability/physical damage	$1.00 million per occurrence
Workers' compensation and property	$0.75 million per occurrence
Health benefits	$0.30 million per employee

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

Research, Development, and Other Related Costs
Research, development, pre-production, and start-up costs are expensed as incurred. Research and development (R&D) costs consist of expenditures incurred during the course of planned research and investigation aimed at discovery of new knowledge useful in developing new products or processes. R&D costs also include the significant enhancement of existing products or production processes and the implementation of such through design, testing of product alternatives, or construction of prototypes. Research and development costs included in “Design and Research” expense in the accompanying Consolidated Statements of Operations of $35.4 million, $33.2 million, and $36.2 million, in fiscal 2011, 2010, and 2009, respectively.

Royalty payments made to designers of the company's products as the products are sold are a variable cost based on product sales. These expenses totaled $10.4 million, $7.3 million, and $9.5 million in fiscal years 2011, 2010, and 2009 respectively. They are included in "Design and Research" expense in the accompanying Consolidated Statements of Operations.

Advertising Costs
Advertising costs are expensed as incurred and are included in “Selling, general, and administrative” expense in the accompanying Consolidated Statements of Operations. Advertising costs were $2.3 million, $2.4 million, and $2.2 million, in fiscal 2011, 2010, and 2009, respectively.

Customer Payments and Incentives
We offer various sales incentive programs to our customers, such as rebates, discounts, buy-downs and cooperative advertising programs. Programs such as rebates, discounts and buy-downs are adjustments to the selling price and are therefore characterized as a reduction to net sales. The cooperative advertising program, whereby customers are reimbursed for company approved advertising expenditures, provides us with an identifiable benefit from the advertisement at a verifiable market rate. Therefore, the cost of the cooperative advertising program is recognized as an operating expense and is included in the "Selling, general and administrative" line in the Consolidated Statement of Operations. We recognized operating expense related to our cooperative advertising program of $1.5 million, $1.8 million, and $1.5 million in fiscal 2011, 2010, and 2009, respectively.

Revenue Recognition
The company recognizes revenue on sales through its network of independent contract furniture dealers and independent retailers once the related product is shipped and title passes. In situations where products are sold through subsidiary dealers or directly to the end customer, revenue is recognized once the related product is shipped to the end customer and installation is substantially complete. Offers such as rebates and discounts are recorded as reductions to net sales. Unearned revenue occurs during the normal course of business due to advance payments from customers for future delivery of products and services.

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

Selling, General, and Administrative
We include costs not directly related to the manufacturing of our products in selling, general, and administrative. Included in these expenses are items such as compensation expense, rental expense, royalty expense, warranty expense, and travel and entertainment expense.

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

Stock-Based Compensation
The company has several stock-based compensation plans, which are described fully in Note 12 of the Consolidated Financial Statements. Our policy is to expense stock-based compensation using the fair-value based method of accounting for all awards granted.

Earnings per Share
Basic earnings per share (EPS) excludes the dilutive effect of common shares that could potentially be issued, due to the exercise of stock options or the vesting of restricted shares, and is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted EPS for fiscal years 2011, 2010, and 2009, was computed by dividing net earnings by the sum of the weighted-average number of shares outstanding, plus all dilutive shares that could potentially be issued. During fiscal 2011 and fiscal 2010 the numerator for diluted earnings per share excluded the earnings impact from the Nemschoff contingent consideration from the Consolidated Statement of Operations. Previously, this contingent consideration could be settled in cash or stock at the discretion of the company and, therefore, any income or loss associated with adjustments to these liabilities is excluded from the numerator when computing diluted earnings per share. Refer to Note 11 of the Consolidated Financial Statements, for further information regarding the computation of EPS.

Comprehensive Income/(Loss)
The company's comprehensive income (loss) consists of net earnings, foreign currency translation adjustments, pension and post-retirement liability adjustments, and unrealized holding gains (losses) on “available-for-sale” investments. The components of “Accumulated other comprehensive loss” in each of the last three fiscal years are as follows:

(In millions)	Foreign Currency Translation Adjustments	Pension and Post- Retirement Liability Adjustments (net of tax)	Unrealized Holding Period Gains (Losses) (net of tax)	Total Accumulated Other Comprehensive Income (Loss)
Balance, May 31, 2008	$4.6	$(64.5)	$(0.2)	$(60.1)
Other comprehensive loss in fiscal 2009	(14.0)	(59.9)	(0.1)	(74.0)
Balance, May 30, 2009	(9.4)	(124.4)	(0.3)	(134.1)
Other comprehensive gain/(loss) in fiscal 2010	(2.9)	0.6	0.2	(2.1)
Balance, May 29, 2010	(12.3)	(123.8)	(0.1)	(136.2)
Other comprehensive gain/(loss) in fiscal 2011	6.4	25.5	0.1	32.0
Balance, May 28, 2011	$(5.9)	$(98.3)	$—	$(104.2)

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

Variable Interest Entities
The company has provided subordinated debt to and/or guarantees on behalf of certain independent contract furniture dealerships. These relationships under certain circumstances may constitute variable interests. On May 28, 2011 and May 29, 2010, the company was not considered the primary beneficiary of any such dealer relationships and therefore, no entities were included as VIEs as of these dates.

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

See Note 14 of the Consolidated Financial Statements for the required fair value disclosures.

Interest Rate Swap Agreements
The company has used interest rate swaps in order for a portion of interest bearing debt to be variable, which matches interest expense with the company's business cycle. These swaps were fair-value hedges and qualified for hedge-accounting treatment, whereby the change in the fair value of the interest rate swap is equal to the change in value of the related hedged debt and, as a result, there is no net effect on earnings. The agreement required the company to pay floating-rate interest payments in return for receiving fixed-rate interest payments that coincide with the semi-annual payments to the debt holders at the same date. The periodic interest settlements, which occur at the same interval as the public debt securities, are recorded as interest expense. Accordingly, as of May 29, 2010, a total of $50.0 million of the company's outstanding debt was effectively converted to a variable-rate basis as a result of the interest rate swap arrangement. During the fourth quarter of fiscal 2011 the interest rate swap agreement expired as planned on March 15, 2011.

Foreign Currency Forward Contracts Not Designated as Hedges
The company transacts business in various foreign currencies and has established a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. Under this program, the company's strategy is to have increases or decreases in our foreign currency exposures offset by gains or losses on the foreign currency forward contracts to mitigate the risks and volatility associated with foreign currency transaction gains or losses. These foreign currency exposures typically arise from net liability or asset exposures in non-local currencies on the balance sheets of our foreign subsidiaries. These foreign currency forward contracts generally settle within 90 days and are not used for trading purposes. These forward contracts are not designated as hedging instruments. Accordingly, we record the fair value of these contracts as of the end of the reporting period in the consolidated balance sheet with changes in fair value recorded in the Consolidated Statement of Operations. The balance sheet classification for the fair values of these forward contracts is to "Prepaid expenses and other" for unrealized gains and to "Accrued liabilities" for unrealized losses. The Consolidated Statement of Operations classification for the fair values of these forward contracts is to "Other expenses (income): Other, net", for both realized and unrealized gains and losses.

As of May 28, 2011, the notional amounts of the forward contracts held to purchase and sell U.S. dollars in exchange for other major international currencies were $28.4 million and the notional amounts of the foreign currency forward contracts held to sell British pound sterling in exchange for other major international currencies were 2.6 million GBP.

The effects of derivative instruments on the condensed consolidated financial statements were as follows for the fiscal years ended 2011 and 2010 (amounts presented exclude any income tax effects) are shown below.

Fair Value of Derivative Instruments in Condensed Consolidated Balance Sheet

(In millions)	Balance Sheet Location	May 28, 2011	May 29, 2010
Interest rate swap agreement - fair market value	Other current assets	$—	$1.2
Foreign currency forward contracts not designated as hedges	Other current assets	$0.7	$0.1
Foreign currency forward contracts not designated as hedges	Other current liabilities	$0.3	$0.1

Effects of Derivative Instruments of Income

		Fiscal Year
(In millions)	Recognized Income on Derivative (Gain) Loss Location	May 28, 2011	May 29, 2010
Foreign currency forward contracts	Other Expense (Income): Other, net	$(0.5)	$—

New Accounting Standards

In April 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2010-13, Compensation-Stock Compensation (Topic 718)-Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force. The company adopted the disclosure requirements of ASU 2010-13 in the fourth quarter of fiscal 2011.

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

2. Acquisitions and Divestitures

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

The company incurred acquisition-related costs of approximately $1.1 million and $0.3 million during the fourth quarter of fiscal 2009 and first quarter of fiscal 2010, respectively. These expenses are included in the Statement of Operations, "Operating Expenses" line item. The purchase price for Nemschoff, which represents the estimated fair value of consideration transferred as of the acquisition date, consisted of the following:

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

During the third quarter of fiscal 2011 and prior to the settlement of the CVR's, approximately 680,000 shares of the company's common stock relating to the CVR were sold on exchange in excess of $24 per share, which reduced the obligation by approximately $3.3 million.

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

Additionally, CBS may be entitled to contingent consideration in the form of performance-based payments in the range of zero and $14.1 million, payable in British pound sterling, that would be earned over the next five years. The contingent consideration is based on a combination of attained revenue and profitability targets. Any payment due will be settled in cash. At the acquisition date, the fair value of the contingent consideration was $2.9 million. As of May 28, 2011, the contingent consideration value was $3.1 million with $1.6 million recorded as a current liability and $1.5 million recorded as a long-term liability. Any change in value due to change in estimates will be reflected within “Operating expenses” in the Condensed Consolidated Statements of Operations.

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

Other Acquisitions
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

During the fourth quarter of fiscal 2011, the company announced an agreement to acquire POSH Office Systems Ltd., a Hong Kong-based designer, manufacturer, and distributor of office furniture systems, freestanding furniture, seating, and filing and storage. POSH, with annual revenues of approximately $50 million, is a market leader in commercial furnishings in both Hong Kong and the People's Republic of China. Completion of the acquisition is pending the company's establishment of a legal structure in China necessary to complete the transaction. The company currently anticipates the closing for the acquisition of POSH will be completed during calendar 2012. The final purchase price is expected to include an upfront cash payment, due at closing, followed by a performance-based payment at the conclusion of an earn-out period.

The acquisition is not expected to be a material acquisition for the company.

Divestitures
During the first quarter of fiscal 2009, the company completed the sale of a wholly-owned contract furniture dealership in Texas. The effect of this transaction on the company's consolidated financial statements was not material.

Subsequent to the end of fiscal 2011 the company completed the sale of two wholly-owned contract furniture dealerships in Texas and Colorado. The effect of these transactions on the company's consolidated financial statements was not material.

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

Year ended
(In millions)	May 29, 2010
Pro forma net sales	$1,359.8
Pro forma net earnings	$29.5

3. Inventories

(In millions)	May 28, 2011	May 29, 2010
Finished goods	$34.6	$32.9
Work in process	11.6	8.9
Raw materials	20.0	16.1
Total	$66.2	$57.9

Inventories are valued at the lower of cost or market and include material, labor, and overhead. The inventories of the majority of domestic manufacturing subsidiaries are valued using the last-in, first-out method (LIFO). The inventories of all other subsidiaries are valued using the first-in, first-out method. Inventories valued using LIFO amounted to $24.1 million and $19.5 million as of May 28, 2011 and May 29, 2010, respectively. If all inventories had been valued using the first-in first-out method, inventories would have been $11.6 million and $10.7 million higher than reported at May 28, 2011 and May 29, 2010, respectively.

4. Prepaid Expenses and Other

(In millions)	May 28, 2011	May 29, 2010
Deferred income taxes	$21.2	$21.9
Prepaid property and other taxes	25.4	9.9
Other	12.6	14.6
Total	$59.2	$46.4

5. Other Assets

(In millions)	May 28, 2011	May 29, 2010
Deferred income taxes	2.8	37.0
Cash surrender value of life insurance	1.6	0.8
Other	4.9	4.1
Total	$9.3	$41.9

6. Accrued Liabilities

(In millions)	May 28, 2011	May 29, 2010
Compensation and employee benefits	$75.9	$41.1
Income taxes	2.5	1.1
Other taxes	6.8	5.4
Unearned revenue	13.5	10.1
Warranty reserves	17.0	16.0
Interest payable	6.1	7.1
Restructuring	1.0	7.0
Pension and post-retirement benefits	1.2	1.2
Contingent consideration	1.6	1.4
Other	27.5	22.0
Total	$153.1	$112.4

7. Other Liabilities

(In millions)	May 28, 2011	May 29, 2010
Pension benefits	$42.4	$114.2
Post-retirement benefits	9.2	10.0
Contingent consideration	1.5	19.4
Other	34.1	32.7
Total	$87.2	$176.3

8. Long-Term Debt

(In millions)	May 28, 2011	May 29, 2010
Series A senior notes, 5.94%, due January 3, 2015	$50.0	$50.0
Series B senior notes, 6.42%, due January 3, 2018	150.0	150.0
Debt securities, 7.125%, due March 15, 2011	—	100.0
Debt securities, 6.0%, due March 1, 2021	50.0	—
Fair value of interest rate swap arrangements	—	1.2
	250.0	301.2
Less: current portion	—	(101.2)
Total	$250.0	$200.0

In January 2008, the company issued a total of $200 million in senior unsecured private placement notes. Notes in the principal amount of $150 million bear interest at 6.42 percent and are due in January 2018. The remaining $50 million in private placement notes bear interest at 5.94 percent and are due in January 2015. Related interest payments are due semi-annually.

Our senior notes and the unsecured senior revolving credit facility restrict, without prior consent, our borrowings, capital leases, and the sale of certain assets. In addition, we have agreed to maintain certain financial performance ratios, which include a maximum leverage ratio covenant, which is measured by the ratio of debt to trailing four quarter adjusted EBITDA (as defined in the credit agreement) and is required to be less than 3.5:1, with a minimum interest coverage ratio, which is measured by the ratio of trailing four quarter EBITDA to trailing four quarter interest expense (as defined in the credit agreement) and is required to be greater than 4:1. Adjusted EBITDA is generally defined in the credit agreement to adjust EBITDA by certain items which include non-cash, share-based compensation, non-recurring restructuring costs and extraordinary items. At May 28, 2011 and May 29, 2010, the company was in compliance with all of these restrictions and performance ratios.

During the first quarter of fiscal 2010 the company renegotiated the syndicated revolving line of credit, reducing availability from $250 million to $150 million, while giving the company additional covenant flexibility. This facility expires in June 2012 and outstanding borrowings bear interest at rates based on the prime rate, federal funds rate, LIBOR, or negotiated rates as outlined in the agreement. Interest is payable periodically throughout the period a borrowing is outstanding. As of May 28, 2011 and May 29, 2010, total usage against this facility was $9.4 million and $11.2 million respectively, all of which related to outstanding letters of credit.

In March 2001, the company sold publicly registered debt securities totaling $175 million. These senior notes matured on March 15, 2011 and bore an annual interest rate of 7.125 percent, with interest payments due semi-annually. During the first quarter of fiscal 2010, the company completed the repurchase of $75 million of the registered debt securities. In addition to improving our covenant metrics this action reduced our interest expense run rate by approximately $1.3 million per quarter. During the fourth quarter, on March 15, 2011, the company repaid the remaining $100 million in principal due under the 2001 public bond issue. The payment was made using a combination of existing cash and proceeds from newly-issued senior unsecured private placement notes of $50 million maturing in March 2021. The completion of this partial debt refinancing reduced the company’s total debt obligations to $250 million, none of which is current.

Annual maturities of long-term debt for the five fiscal years subsequent to May 28, 2011, are as follows:

(In millions)
2012	$—
2013	$—
2014	$—
2015	$50.0
2016	$—
Thereafter	$200.0

9. Operating Leases

The company leases real property and equipment under agreements that expire on various dates. Certain leases contain renewal provisions and generally require the company to pay utilities, insurance, taxes, and other operating expenses.

Future minimum rental payments required under operating leases that have non-cancelable lease terms as of May 28, 2011, are as follows:

(In millions)
2012	$19.7
2013	$16.1
2014	$10.7
2015	$8.9
2016	$6.7
Thereafter	$17.6

Total rental expense charged to operations was $22.8 million, $22.4 million, and $27.8 million, in fiscal 2011, 2010, and 2009, respectively. Substantially all such rental expense represented the minimum rental payments under operating leases.

10. Employee Benefit Plans

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

	Pension Benefits				Post-Retirement Benefits
	2011		2010		2011	2010
(In millions)	Domestic	International	Domestic	International
Change in benefit obligation:
Benefit obligation at beginning of year	$296.0	$71.6	$281.2	$66.0	$11.1	$13.6
Service cost	6.9	1.9	8.1	—	—	—
Interest cost	15.1	4.3	17.9	4.2	0.5	0.6
Amendments	—	—	—	0.3	—	—
Foreign exchange impact	—	9.2	—	(7.6)	—	—
Actuarial (gain)/loss	9.0	(10.5)	12.2	11.9	(0.4)	(2.1)
Employee contributions	—	0.3	—	—	—	—
Benefits paid	(17.1)	(1.8)	(23.4)	(3.2)	(0.9)	(1.0)
Benefit obligation at end of year	$309.9	$75.0	$296.0	$71.6	$10.3	$11.1

Change in plan assets:
Fair value of plan assets at beginning of year	$200.1	$53.2	$175.3	$50.6	$—	$—
Actual return on plan assets	40.2	8.2	30.8	10.6	—	—
Foreign exchange impact	—	7.4	—	(5.7)	—	—
Employer contributions	50.2	1.7	17.4	0.9	0.9	1.0
Employee contributions	—	0.3	—	—	—	—
Benefits paid	(17.1)	(1.8)	(23.4)	(3.2)	(0.9)	(1.0)
Fair value of plan assets at end of year	273.4	69.0	200.1	53.2	—	—
Under funded status at end of year	$(36.5)	$(6.0)	$(95.9)	$(18.4)	$(10.3)	$(11.1)

The components of the amounts recognized in the Consolidated Balance Sheets are as follows.

	Pension Benefits				Post-Retirement Benefits
	2011		2010		2011	2010
(In millions)	Domestic	International	Domestic	International
Current liabilities	$(0.1)	$—	$(0.1)	$—	$(1.1)	$(1.1)
Non-current liabilities	(36.4)	(6.0)	(95.8)	(18.4)	(9.2)	(10.0)
	$(36.5)	$(6.0)	$(95.9)	$(18.4)	$(10.3)	$(11.1)

The accumulated benefit obligation for the company's domestic pension benefit plans totaled $307.2 million and $289.6 million as of the end of fiscal years 2011 and 2010, respectively. For its international plans, these amounts totaled $72.8 million and $68.4 million as of the same dates, respectively.

The components of the amounts recognized in accumulated other comprehensive loss before the effect of income taxes are as follows.

	Pension Benefits				Post-Retirement Benefits
	2011		2010		2011	2010
(In millions)	Domestic	International	Domestic	International
Unrecognized net actuarial loss	$144.9	$11.6	$165.6	$24.7	$1.7	$2.0
Unrecognized prior service cost (credit)	(3.9)	—	(6.2)	—	0.1	0.2
Unrecognized transition amount	—	—	—	—	—	—
	$141.0	$11.6	$159.4	$24.7	$1.8	$2.2

Components of Net Periodic Benefit Costs and Other Changes Recognized in Other Comprehensive Income

The following table is a summary of the annual cost of the company's pension and post-retirement plans.

	Pension Benefits			Post-Retirement Benefits
(In millions)	2011	2010	2009	2011	2010	2009
Domestic:
Service cost	$6.9	$8.1	$8.4	$—	$—	$—
Interest cost	15.1	17.9	18.3	0.5	0.6	0.8
Expected return on plan assets	(18.7)	(18.9)	(22.2)	—	—	—
Net amortization	6.0	3.1	2.5	0.1	0.1	0.2
Net periodic benefit cost	$9.3	$10.2	$7.0	$0.6	$0.7	$1.0

International:
Service cost	$1.9	$—	$2.1
Interest cost	4.3	4.2	4.6
Expected return on plan assets	(4.2)	(4.4)	(4.6)
Net amortization	1.2	1.3	1.0
Net periodic benefit cost	$3.2	$1.1	$3.1

Total net periodic benefit cost	$12.5	$11.3	$10.1	$0.6	$0.7	$1.0

The net prior service credit and actuarial loss included in accumulated other comprehensive income expected to be recognized in net periodic benefit cost during fiscal 2012 is prior service cost of $2.1 million ($1.3 million, net of tax) and actuarial loss of $9.2 million ($5.5 million, net of tax), respectively.

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Income) Loss

	Pension Benefits		Post-Retirement Benefits
(In millions)	2011	2010	2011	2010
Domestic:
Prior service cost	$—	$—	$—	$—
Net actuarial (gain) loss	(12.5)	0.3	(0.3)	(2.2)
Net amortization	(6.0)	(3.1)	(0.1)	(0.1)
Total recognized in other comprehensive (income) loss	(18.5)	(2.8)	(0.4)	(2.3)

Total recognized net pension cost and other comprehensive (income) loss	$(9.2)	$7.4	$0.2	$(1.6)

International:
Prior service cost	$—	$0.3
Net actuarial loss	(14.5)	5.5
Effect of exchange rates on amounts included in accumulated other comprehensive income	2.6	—
Net amortization	(1.2)	(1.0)
Total recognized in other comprehensive loss	(13.1)	4.8
Total recognized net pension cost and other comprehensive loss	$(9.9)	$5.9

Total:
Total recognized in other comprehensive (income) loss	$(31.6)	$2.0	$(0.4)	$(2.3)
Total recognized net pension cost and other comprehensive (income) loss	$(19.1)	$13.3	$0.2	$(1.6)

Actuarial Assumptions

The weighted-average actuarial assumptions used to determine the benefit obligation amounts as of the end of the fiscal year for the company's pension plans and post-retirement plans are as follows.

	2011		2010		2009
	U.S.	International	U.S.	International	U.S.	International
(Percentages)
Discount rate	4.75	5.40	5.25	5.50	6.75	6.50
Compensation increase rate	3.00	3.50	4.50	4.90	4.50	4.80

The weighted-average actuarial assumptions used to determine the net periodic benefit cost are established at the end of the previous fiscal year for the subsequent fiscal years as follows.

	2011		2010		2009
	U.S.	International	U.S.	International	U.S.	International
(Percentages)
Discount rate	5.25	5.50	6.75	6.50	6.75	6.25
Compensation increase rate	4.50	4.90	4.50	4.80	4.50	5.00
Expected return on plan assets	7.75	6.80	7.75	7.25	8.50	7.30

In calculating post-retirement benefit obligations, a 7.6 percent annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2011, decreasing gradually to 4.5 percent by 2029 and remaining at that level thereafter. For purposes of calculating post-retirement benefit costs, a 7.7 percent annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2010, decreasing gradually to 4.5 percent by 2029 and remaining at that level thereafter.

Assumed health care cost-trend rates have a significant effect on the amounts reported for retiree health care costs. A one-percentage-point change in the assumed health care cost-trend rates would have the following effects:

(In millions)	1 Percent Increase	1 Percent Decrease
Effect on total fiscal 2011 service and interest cost components	$—	$—
Effect on post-retirement benefit obligation at May 28, 2011	$0.5	$(0.4)

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

The company has assumed an average long-term expected return on defined benefit plan assets of 7.75 percent and 6.80 percent for its primary domestic plan and international plan, respectively, as of May 28, 2011. The expected return is determined by applying the target allocation in each asset category of plan investments to the anticipated return for each asset category based on historical and projected returns.

The asset allocation for the company's primary pension plans at the end of fiscal 2011 and 2010 are as follows:

Primary Domestic Plan

	Targeted Asset Allocation Percentage	Actual Percentage of Plan Assets at Year end
Asset Category		2011	2010
Equities	54 - 66	57	54
Fixed Income	35 - 43	43	45
Other	0 - 5	—	1
Total		100	100

Primary International Plan

	Targeted Asset Allocation Percentage	Actual Percentage of Plan Assets at Year end
Asset Category		2011	2010
Equities	54 - 66	58	59
Fixed Income	35 - 43	39	39
Other	0 - 5	3	2
Total		100	100

The following tables summarize the fair value of the company's domestic and international pension plans by asset category as of May 28, 2011. The company currently does not hold any level three investments within any of its pension plans.

(In millions)	Domestic Plans
Asset Category	Level 1	Level 2	Total
Cash and cash equivalents	$—	$0.4	$0.4
Common collective trusts-equities	—	136.0	136.0
Debt securities-corporate	—	4.8	4.8
Common collective trusts-fixed income	—	112.2	112.2
Equities - Herman Miller stock	20.0	—	20.0
Total	$20.0	$253.4	$273.4

(in millions)	International Plan
Asset Category	Level 1	Level 2	Total
Cash and cash equivalents	$0.2	$—	$0.2
Common collective trusts-balanced	—	68.8	68.8
Total	$0.2	$68.8	$69.0

The following tables summarize the fair value of the company's domestic and international pension plans by asset category as of May 29, 2010.

(In millions)	Domestic Plans
Asset Category	Level 1	Level 2	Total
Cash and cash equivalents	$0.6	$0.5	$1.1
Common collective trusts-equities	—	92.0	92.0
Debt securities-corporate	—	4.5	4.5
Common collective trusts-fixed income	—	86.0	86.0
Equities - Herman Miller stock	16.5	—	16.5
Total	$17.1	$183.0	$200.1

(in millions)	International Plan
Asset Category	Level 1	Level 2	Total
Cash and cash equivalents	$6.1	$—	$6.1
Common collective trusts-equities	—	32.7	32.7
Debt securities-government	—	0.6	0.6
Debt securities-corporate	—	13.4	13.4
Other	—	0.4	0.4
Total	$6.1	$47.1	$53.2

Cash Flows

The company anticipates contributing $16.3 million to its pension and other post-retirement plans in fiscal 2012 and is reviewing whether any voluntary pension plan contributions will be made in the next year. Actual contributions will be dependent upon investment returns, changes in pension obligations, and other economic and regulatory factors. In fiscal 2011 the company made a non-cash contribution of company stock to its domestic benefit plan which was valued at $14.6 million at the contribution date. The company also made cash contributions totaling $38.2 million to its benefit plans.

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

The following represents a summary of the benefits expected to be paid by the plans in future fiscal years. These expected benefits were estimated based on the same actuarial valuation assumptions used to determine benefit obligations at May 28, 2011.

(In millions)	Pension Benefits Domestic	Pension Benefits International	Post-Retirement Benefits
2012	$25.0	$1.4	$1.1
2013	26.2	1.5	1.1
2014	27.0	1.5	1.0
2015	27.8	1.6	1.0
2016	20.8	1.6	1.0
2017-2021	112.8	8.9	4.0

Profit Sharing and 401(k) Plan

Herman Miller, Inc. has a trusteed profit sharing plan that includes substantially all domestic employees. These employees are eligible to begin participating on their date of hire. The plan provides for discretionary contributions, payable in the company's common stock, of not more than 6.0 percent of employees' wages based on the company's financial performance. The cost of the profit sharing contribution during fiscal 2011 was $7.7 million. The company made no profit sharing contributions in fiscal years 2010 and 2009. The company has traditionally matched 50 percent of employee contributions to their 401(k) accounts up to 6.0 percent of their pay. The company indefinitely suspended the 401(k) matching program in the fourth quarter of fiscal 2009 and the suspension remained in effect until the second half of fiscal 2011. The company, therefore, did not incur any costs for this program in fiscal 2010. The cost of the company's matching contributions charged against operations was approximately $2.0 million and $4.7 million in fiscal years 2011 and 2009, respectively.

11. Common Stock and Per Share Information

The following table reconciles the numerators and denominators used in the calculations of basic and diluted EPS for each of the last three fiscal years.

(In millions, except shares)	2011	2010	2009
Numerators:
Numerators for basic EPS, net earnings attributable to controlling interest	$70.8	$28.3	$68.0
Income from adjustments to contingent consideration that can be settled in common stock at the company's option, net of tax	(9.5)	(3.6)	—
Numerator for diluted EPS	$61.3	$24.7	$68.0

Denominators:
Denominators for basic EPS, weighted-average common shares outstanding	57,118,777	55,997,781	54,138,570
Potentially dilutive shares resulting from stock plans	556,343	1,492,587	396,921
Denominator for diluted EPS	57,675,120	57,490,368	54,535,491

Options to purchase 2,290,471 shares, 2,777,406 shares and 3,029,844 shares of common stock have not been included in the denominator for the computation of diluted earnings per share for the fiscal years ended May 28, 2011, May 29, 2010, and May 30, 2009, respectively, because they were anti-dilutive.

12. Stock-Based Compensation

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

Valuation and Expense Information
The company measures the cost of employee services received in exchange for an award of equity instruments based on their grant-date fair market value and to recognize this cost over the requisite service period.

Certain of the company's equity-based compensation awards contain provisions that allow for continued vesting into retirement. Stock-based awards are considered fully vested for expense attribution purposes when the employee's retention of the award is no longer contingent on providing subsequent service.

Pre-tax compensation expense for all types of stock-based programs was $4.8 million, $4.4 million, and $3.2 million for the fiscal years ended May 28, 2011, May 29, 2010, and May 30, 2009, respectively. The company classifies pre-tax stock-based compensation expense primarily within “Operating Expenses” in the Consolidated Statements of Operations. Related expenses charged to “Cost of Sales” are not material. The corresponding income tax benefit recognized for the fiscal years ended May 28, 2011, May 29, 2010, May 30, 2009, was $1.6 million, $1.5 million, and $1.0 million, respectively.

As of May 28, 2011, total pre-tax stock-based compensation cost not yet recognized related to non-vested awards was approximately $6.1 million. The weighted-average period over which this amount is expected to be recognized is 1.64 years.

The company estimated the fair value of employee stock options on the date of grant using the Black-Scholes model. In determining these values, the following weighted-average assumptions were used for the options granted during the fiscal years indicated.

	2011	2010	2009
Risk-free interest rates (1)	2.00-2.25%	2.71-2.84%	1.96-3.55%
Expected term of options (2)	5.5 years	5.5 years	5.5 years
Expected volatility (3)	42%	41%	33%
Dividend yield (4)	0.49%	0.56%	1.4%
Weighted-average grant-date fair value of stock options:
Granted with exercise prices equal to the fair market value of the stock on the date of grant	$7.01	$6.24	$7.25

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

Stock-based compensation expense recognized in the Consolidated Statements of Operations, has been reduced for estimated forfeitures, as it is based on awards ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

Employee Stock Purchase Program
Under the terms of the company's Employee Stock Purchase Plan, 4 million shares of authorized common stock were reserved for purchase by plan participants at 85.0 percent of the market price. The company recognized pre-tax compensation expense related to employee stock purchases of $0.3 million, $0.3 million, and $0.4 million for the fiscal years ended May 28, 2011, May 29, 2010, and May 30, 2009, respectively.

Stock Option Plans
The company has stock option plans under which options to purchase the company's stock are granted to employees and non-employee directors and officers at a price not less than the market price of the company's common stock on the date of grant. Under the current award program, all options become exercisable between one year and three years from date of grant and expire two to ten years from date of grant. Most options are subject to graded vesting with the related compensation expense recognized on a straight-line basis over the requisite service period. At May 28, 2011, there were 6.1 million shares available for future options.

The following is a summary of the transactions under the company's stock option plans:

	Shares Under Option	Weighted-Average Exercise Prices	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Outstanding at May 31, 2008	2,994,602	$27.68	4.36	$1.5
Granted at market	509,100	$23.07
Exercised	(23,050)	$24.29
Forfeited or expired	(656,440)	$27.86

Outstanding at May 30, 2009	2,824,212	$26.83	4.86	$0.2
Granted at market	337,253	$15.76
Exercised	(10,000)	$20.06
Forfeited or expired	(372,829)	$25.72

Outstanding at May 29, 2010	2,778,636	$25.66	4.79	$1.8
Granted at market	463,238	$18.04
Exercised	(309,251)	$21.28
Forfeited or expired	(354,033)	$27.09

Outstanding at May 28, 2011	2,578,590	$24.62	5.46	$6.6
Ending vested + expected to vest	2,552,118	$24.69	5.42	$6.5
Exercisable at end of period	1,802,883	$27.22	4.19	$1.9

Pre-tax compensation expense related to these options totaled $2.5 million, $2.5 million, and $2.9 million for fiscal 2011, 2010, and 2009, respectively.

The total pre-tax intrinsic value of options exercised during fiscal 2011, 2010 and 2009 was $1.6 million, negligible, and $0.1 million, respectively. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the company's closing stock price as of the end of the period presented, which would have been received by the option holders had all option holders exercised in-the-money options as of that date.

The following is a summary of stock options outstanding at May 28, 2011.

	Outstanding Stock Options			Exercisable Stock Options
Range of Exercise Price	Shares	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Exercise Prices	Shares	Weighted-Average Exercise Prices
$12.33-22.63	879,299	7.4	$17.08	259,682	$17.56
$23.87-27.99	860,450	4.2	$25.19	704,360	$25.14
$28.57-38.13	838,841	4.8	$31.96	838,841	$31.96
	2,578,590	5.5	$24.62	1,802,883	$27.22

Restricted Stock Grants
The company periodically grants restricted common stock to certain key employees. Shares are granted in the name of the employee, who has all rights of a stockholder, subject to certain restrictions on transferability and a risk of forfeiture. The grants are subject to either cliff-based or graded vesting over a period not exceeding five years, and are subject to forfeiture if the employee ceases to be employed by the company for certain reasons. After the vesting period, the risk of forfeiture and restrictions on transferability lapse. The company recognizes the related compensation expense on a straight-line basis over the requisite service period. A summary of shares subject to restrictions are as follows:

	2011		2010		2009
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Outstanding, at beginning of year	54,729	$19.48	116,860	$26.25	116,074	$26.59
Granted	33,000	$20.63	42,481	$15.96	4,500	$20.04
Vested	(15,041)	$26.79	(104,112)	$25.69	(2,814)	$29.02
Forfeited or expired	(2,093)	$20.26	(500)	$10.78	(900)	$30.06
Outstanding, at end of year	70,595	$18.44	54,729	$19.48	116,860	$26.25

Pre-tax compensation expense related to these awards totaled $0.5 million, $0.4 million, and $0.7 million for the fiscal years ended May 28, 2011, May 29, 2010 and May 30, 2009 respectively. The weighted-average remaining recognition period of the outstanding restricted shares at May 28, 2011, was 2.34 years. The fair value on the dates of vesting for shares that vested during the twelve months ended May 28, 2011, was $0.3 million.

Restricted Stock Units
The company grants restricted stock units to certain key employees. This program provides that the actual number of restricted stock units awarded is based on the value of a portion of the participant's long-term incentive compensation divided by the fair market value of the company's stock on the date of grant. In some years the awards have been partially tied to the company's financial performance for the year in which the grant was based. The awards generally cliff-vest after a three-year service period, with prorated vesting under certain circumstances and full or partial accelerated vesting upon retirement. Each restricted stock unit represents one equivalent share of the company's common stock to be awarded, free of restrictions, after the vesting period. Compensation expense related to these awards is recognized over the requisite service period, which includes any applicable performance period. Dividend equivalent awards are granted quarterly. The units do not entitle participants the rights of stockholders of common stock, such as voting rights until shares are issued after the vesting period. The following is a summary of restricted stock unit transactions for the fiscal years indicated.

	2011			2010			2009
	Share Units	Aggregate Intrinsic Value in Millions	Weighted-Average Remaining Contractual Term (Years)	Share Units	Aggregate Intrinsic Value in Millions	Weighted-Average Remaining Contractual Term (Years)	Share Units	Aggregate Intrinsic Value in Millions	Weighted-Average Remaining Contractual Term (Years)
Outstanding, at beginning of year	214,406	$4.0	1.2	147,811	$2.0	1.7	168,374	$4.1	2.7
Granted	140,357			83,780			3,438
Forfeited	(4,704)			(8,289)			(9,927)
Released	(64,958)			(8,896)			(14,074)
Outstanding, at end of year	285,101	$6.9	1.5	214,406	$4.0	1.2	147,811	$2.0	1.7
Ending vested + expected to vest	269,679	$6.6	1.5	201,266	$3.9	1.2	134,402	$1.9	1.7

Pre-tax compensation expense related to restricted stock units totaled $1.5 million, $1.2 million, and $0.6 million for fiscal 2011, 2010 and 2009, respectively.

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

	2011			2010			2009
	Share Units	Aggregate Intrinsic Value in Millions	Weighted-Average Remaining Contractual Term (Years)	Share Units	Aggregate Intrinsic Value in Millions	Weighted-Average Remaining Contractual Term (Years)	Share Units	Aggregate Intrinsic Value in Millions	Weighted-Average Remaining Contractual Term (Years)
Outstanding, at beginning of year	178,862	$—	0.7	182,977	$—	1.7	93,023	$2.3	2.2
Granted	—			—			101,426
Forfeited	(88,482)			(4,115)			(11,472)
Outstanding, at end of year	90,380	$—	0.2	178,862	$—	0.7	182,977	$—	1.7
Ending vested + expected to vest	—	$—	—	—	$—	—	—	$—	1.7

Pre-tax compensation expense (income) related to performance stock units was zero for fiscal years 2011 and 2010, respectively and ($1.4) million for fiscal 2009. The recognition of income during fiscal 2009 was the result of the reversal of prior period expense for performance stock awards. This action was taken because it was no longer deemed probable that these awards would be earned due to the company's recent financial performance.

Deferred Compensation Plans
In 2008 the company discontinued use of the existing Non-qualified Deferred Compensation Plan for new contributions and established the Herman Miller, Inc. Executive Equalization Retirement Plan.

The Non-qualified Deferred Compensation Plan allowed selected employees to defer part or all of their executive incentive cash bonus payment each year. The company could make a matching contribution of 30 percent of the executive's contribution up to 50 percent of the deferred cash incentive bonus. The company's matching contribution vested at the rate of 33 1/3 percent annually. In accordance with the terms of the plan, the executive deferral and company matching contribution were placed in a “Rabbi” trust, which invested solely in the company's common stock. Rabbi trust arrangements offer the executive a degree of assurance for ultimate payment of benefits without causing constructive receipt for income tax purposes. Distributions to the executive from the Rabbi trust can only be made in the form of the company's common stock. The assets in the Rabbi trust remain subject to the claims of creditors of the company and are not the property of the executive and are, therefore, included as a separate component of stockholders' equity under the caption Key Executive Deferred Compensation. Shares associated with the Non-qualified Deferred Compensation Plan are included in the denominator for both basic and diluted EPS.

The Herman Miller, Inc. Executive Equalization Retirement Plan is a supplemental deferred compensation plan and was made available for salary deferrals and company contributions beginning in January 2008. The plan is available to a select group of management or highly compensated employees who are selected for participation by the Executive Compensation Committee of the Board of Directors. The plan allows participants to defer up to 50 percent of their base salary and up to 100 percent of their incentive cash bonus. Company contributions to the plan “mirror” the amounts the company would have contributed to the various qualified retirement plans had the employee's compensation not been above the IRS statutory ceiling ($245,000 in 2011). The company does not guarantee a rate of return for these funds. Instead, participants make investment elections for their deferrals and company contributions. Investment options are the same as those available under the Herman Miller Profit Sharing and 401(k) Plan except for company stock which is not an investment option under this plan.

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

Director Fees
Company directors may elect to receive their director fees in one or more of the following forms: cash, deferred compensation in the form of shares or other selected investment funds, unrestricted company stock at the market value at the date of election, or stock options that vest in one year and expire in ten years. The exercise price of the stock options granted may not be less than the market price of the company's common stock on the date of grant. Under the plan, the Board members received the following shares or options in the fiscal years indicated.

	2011	2010	2009
Options	—	8,957	94,544
Shares of common stock	7,464	18,735	30,004
Shares through the deferred compensation program	—	7,148	—

13. Income Taxes

The components of earnings before income taxes are as follows.

(In millions)	2011	2010	2009
Domestic	$93.4	$38.4	$90.4
Foreign	9.1	(3.6)	8.5
Total	$102.5	$34.8	$98.9

The provision (benefit) for income taxes consists of the following.

(In millions)	2011	2010	2009
Current: Domestic - Federal	$1.4	$8.6	$22.2
Domestic - State	0.8	0.8	2.2
Foreign	5.7	(0.2)	3.2
	7.9	9.2	27.6
Deferred: Domestic - Federal	26.4	(2.6)	4.3
Domestic - State	1.4	(0.2)	(0.3)
Foreign	(4.0)	0.1	(0.6)
	23.8	(2.7)	3.4
Total income tax provision	$31.7	$6.5	$31.0

The following table represents a reconciliation of income taxes at the United States statutory rate with the effective tax rate as follows.

(In millions)	2011	2010	2009
Income taxes computed at the United States Statutory rate of 35%	$35.8	$12.2	$34.6
Increase (decrease) in taxes resulting from:
Change in unrecognized tax benefits	(0.3)	(4.9)	0.7
Foreign statutory rate differences	(1.6)	0.4	(0.7)
Manufacturing deduction under the American Jobs Creation Act of 2004	(2.4)	(1.2)	(1.4)
Foreign tax credits	(1.3)	—	(1.2)
Other, net	1.5	—	(1.0)
Income tax expense	$31.7	$6.5	$31.0
Effective tax rate	30.9%	18.8%	31.4%

The company was granted a tax holiday from the Ningbo Economic and Technological Development Commission in China. This agreement provides, starting with the first year of cumulative profits, for the company to be taxed at a reduced rate for five years. The company's Ningbo, China operations started the first year of the tax holiday as of January 1, 2008.

The tax effects and types of temporary differences that give rise to significant components of the deferred tax assets and liabilities at May 28, 2011 and May 29, 2010, are as follows:

(In millions)	2011	2010
Deferred tax assets:
Compensation-related accruals	$14.7	$12.4
Accrued pension and post-retirement benefit obligations	19.9	48.5
Accrued health claims	—	1.4
Reserves for inventory	2.7	2.1
Reserves for uncollectible accounts and notes receivable	1.6	1.6
Other reserves and accruals	4.0	6.5
Warranty	5.5	5.1
State and local tax net operating loss carryforwards	4.0	4.0
Federal net operating loss carryforward	0.3	0.3
State credits	1.1	1.6
Foreign tax net operating loss carryforwards	8.1	7.2
Foreign tax credits	0.1	0.5
Other	5.8	3.7
Subtotal	67.8	94.9
Valuation allowance	(11.6)	(11.0)
Total	$56.2	$83.9

Deferred tax liabilities:
Book basis in property in excess of tax basis	$(19.4)	$(18.1)
Intangible assets	(12.8)	(6.4)
Other	(1.1)	(0.5)
Total	$(33.3)	$(25.0)

The future tax benefits of net operating loss (NOL) carry-forwards and foreign tax credits are recognized to the extent that realization of these benefits is considered more likely than not. The company bases this determination on the expectation that related operations will be sufficiently profitable or various tax planning strategies will enable the company to utilize the NOL carry-forwards and/or foreign tax credits. To the extent that available evidence about the future raises doubt about the realization of these tax benefits, a valuation allowance is established.

At May 28, 2011, the company had state and local tax NOL carry-forwards of $61.9 million, the tax benefit of which is $4.0 million, which have various expiration periods from one to twenty years. The company also had state credits with a tax benefit of $1.1 million that expire in one to five years. For financial statement purposes, the NOL carry-forwards and state tax credits have been recognized as deferred tax assets, subject to a valuation allowance of $3.7 million.

At May 28, 2011, the company had a federal NOL carry-forward of $0.9 million, the tax benefit of which is $0.3 million, which expires in 16 years. For financial statement purposes, the NOL carry-forward has been recognized as a deferred tax asset.

At May 28, 2011, the company had a capital loss carry-forward of $1.8 million, the tax benefit of which is $0.7 million, which expires in 3 years. For financial statement purposes, the capital loss carry-forward has been recognized as a deferred tax asset, subject to a valuation allowance of $0.7 million.

At May 28, 2011, the company had foreign net operating loss carry-forwards of $30.9 million, the tax benefit of which is $8.1 million, which have expiration periods from one year to an unlimited term. The company also had foreign tax credits with a tax benefit of $0.1 million that expire in four to eight years. For financial statement purposes, NOL carry-forwards and foreign tax credits have been recognized as deferred tax assets, subject to a valuation allowance of $7.2 million

The company has not provided for United States income taxes on undistributed earnings of foreign subsidiaries totaling approximately $53.7 million. Recording deferred income taxes on these undistributed earnings is not required, because these earnings have been deemed to be permanently reinvested. These amounts would be subject to possible U.S. taxation only if remitted as dividends. The determination of the hypothetical amount of unrecognized deferred U.S. taxes on undistributed earnings of foreign entities is not practicable.

The components of the company's unrecognized tax benefits are as follows:

(In millions)
Balance at May 30, 2009	$7.7
Increases related to current year income tax positions	0.2
Increases related to prior year income tax positions	0.6
Decreases related to prior year income tax positions	(5.1)
Decreases related to lapse of applicable statue of limitations	(1.3)
Balance at May 29, 2010	2.1
Increases related to current year income tax positions	0.2
Increases related to prior year income tax positions	0.2
Decreases related to prior year income tax positions	(0.6)
Decreases related to settlements	(0.3)
Balance at May 28, 2011	$1.6

The company's effective tax rate would have been affected by the $1.6 million of unrecognized tax benefits had this amount been recognized as a reduction to income tax expense.

The company recognizes interest and penalties related to unrecognized tax benefits through income tax expense in its statement of operations. Interest and penalties recognized in the company's Consolidated Statements of Operations for the years ended May 28, 2011 and May 29, 2010 resulted in a favorable adjustments of $0.2 million and $0.3 million, respectively. As of May 28, 2011 and May 29, 2010, the company's recorded liability for interest and penalties related to unrecognized tax benefits totaled $0.5 million and $0.7 million, respectively.

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

During the year, the company has closed the audit of fiscal year 2010 with the Internal Revenue Service under the Compliance Assurance Process (CAP). For the majority of the remaining tax jurisdictions, the company is no longer subject to state and local, or non-U.S. income tax examinations by tax authorities for fiscal years before 2008.

14. Fair Value of Financial Instruments

The company's financial instruments consist of cash equivalents, marketable securities, accounts and notes receivable, deferred compensation plan, accounts payable, debt and foreign currency exchange contracts. The company's estimates of fair value for financial instruments, other than marketable securities, approximate their carrying amounts as of May 28, 2011 and May 29, 2010. As of May 28, 2011, the carrying value and the fair value of the company's long-term debt, including current maturities, was $250 million and $270.5 million, respectively. At May 29, 2010, the carrying value of the company's long-term debt including both current maturities and interest rate swap arrangements, was $301.2 million with a corresponding fair value of $309.7 million.

The following describes the methods the company uses to estimate the fair value of financial assets and liabilities, of which there have been no significant changes in the current period:

Available-for-sale securities — The company's Level 2 available-for-sale marketable securities primarily include U.S. government and agency securities, asset-backed debt securities and corporate debt securities and are valued using prices for recently traded financial instruments with similar underlying terms and direct or indirect observational inputs, such as interest rates and yield curves at commonly quoted intervals.

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

The following tables set forth financial assets and liabilities measured at fair value in the Condensed Consolidated Balance Sheets and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of May 28, 2011 and May 29, 2010:

	Fair Value Measurements as of May 28, 2011
(In millions)	Total	Quoted Prices In Active Markets (Level 1)	Quoted Prices With Other Observable Inputs (Level 2)
Financial Assets
Available-for-sale marketable securities
Asset-backed securities	$2.3	$—	$2.3
Corporate securities	3.6	—	3.6
Government obligations	1.1	—	1.1
Mortgage-backed securities	4.0	—	4.0
Forward currency exchange contracts	0.7	—	0.7
Deferred compensation plan investments	2.6	—	2.6
Total	$14.3	$—	$14.3

Financial Liabilities
Forward currency exchange contracts	$0.3	$—	$0.3
Total	$0.3	$—	$0.3

	Fair Value Measurements as of May 29, 2010
(In millions)	Total	Quoted Prices In Active Markets (Level 1)	Quoted Prices With Other Observable Inputs (Level 2)
Financial Assets
Available-for-sale marketable securities
Asset-backed securities	$0.8	$—	$0.8
Corporate securities	5.1	—	5.1
Government obligations	5.3	—	5.3
Mortgage-backed securities	0.9	—	0.9
Interest rate swap agreements	1.2	—	1.2
Forward currency exchange contracts	0.1	—	0.1
Deferred compensation plan investments	1.9	—	1.9
Total	$15.3	$—	$15.3

Financial Liabilities
Forward currency exchange contracts	$0.1	$—	$0.1
Total	$0.1	$—	$0.1

The following is a summary of the carrying and market values of the company's marketable securities as of the dates indicated.

	May 28, 2011
(In millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value
Asset-backed securities	$2.3	$—	$—	$2.3
Corporate securities	3.6	—	—	3.6
Government obligations	1.1	—	—	1.1
Mortgage-backed securities	3.9	0.1	—	4.0
Total	$10.9	$0.1	$—	$11.0

	May 29, 2010
(In millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value
Asset-backed securities	$0.8	$—	$—	$0.8
Corporate securities	5.1	—	—	5.1
Government obligations	5.3	—	—	5.3
Mortgage-backed securities	1.0	0.1	(0.2)	0.9
Total	$12.2	$0.1	$(0.2)	$12.1

The company does not hold any Level 3 financial instruments.

Net investment gain recognized in the Consolidated Statements of Operations for available-for-sale investments totaled $0.1 million and $0.9 million in fiscal 2011 and fiscal 2010, respectively. A net investment loss of $0.2 million was recognized in fiscal 2009. The net investment gain of $0.9 million in fiscal 2010 included an other-than-temporary-impairment charge for certain debt securities of $0.4 million.

The company reviews its fixed income and equity investment portfolio for any unrealized losses that would be deemed other-than-temporary and require the recognition of an impairment loss in income. If the cost of an investment exceeds its fair value, the company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than its cost, and the company's intent to hold the investments and whether it is more likely than not that the company will be required to sell the investments before recovery of their amortized cost basis. The company also considers the type of security, related-industry and sector performance, as well as published investment ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. If conditions within individual markets, industry segments, or macro-economic environments deteriorate, the company could incur future impairments. In the fourth quarter of fiscal 2009, the company determined that equity investment losses of $0.6 million represented an other-than-temporary impairment and, accordingly, these losses were recognized in the consolidated statement of operations. In the second quarter of fiscal 2010, the company determined that certain debt securities had other-than-temporarily impaired assets in the amount of $0.8 million. Of these losses, $0.4 million were determined to be credit-related and were, therefore, recognized in the Statement of Operations, “Other Expenses (Income): Other, net” line item. The remainder of the impairment is recognized as a component of accumulated other comprehensive loss and is shown net in the company's Consolidated Statement of Stockholders' Equity.

The following is a summary of the credit loss component of the company's debt securities that have been written down for other-than-temporary-impairment (OTTI) with the credit loss component recognized in earnings and the remaining impairment loss related to all other factors recognized in accumulated other comprehensive loss:

(In millions)
Balance at May 29, 2010	$0.2
Additions:
Credit losses for which OTTI was not previously recognized	—
Additional increases to the amount related to credit loss for which OTTI was previously recognized	—
Subtractions:
Realized losses recorded previously as credit losses	(0.2)
Balance at May 28, 2011	$—

Maturities of debt securities included in marketable securities as of May 28, 2011, are as follows:

(In millions)	Cost	Market Value
Due within one year	$3.8	$3.8
Due after one year through five years	7.0	7.1
Due after five years through ten years	0.1	0.1
Due after ten years	—	—
Total	$10.9	$11.0

There were no Investments in unrealized loss positions as of May 28, 2011.

15. Financial Instruments with Off-Balance Sheet Risk

The company has periodically utilized financial instruments to manage its foreign currency volatility at the transactional level as well as its exposure to interest rate fluctuations.
Foreign Currency Contracts
In the normal course of business, the company enters into contracts denominated in foreign currencies. The principal foreign currencies in which the company conducts its business are the British pound sterling, euro, Canadian dollar, Japanese yen, Mexican peso, and Chinese renminbi. As of May 28, 2011, the company had outstanding, sixteen forward currency instruments designed to offset either net asset or net liability exposure that is denominated in non-functional currencies. Two forward contracts were placed in order to offset a 3.1 million euro-denominated net asset exposure and five forward contracts were placed in order to offset a 7.6 million U.S. dollar-denominated net asset exposure. One forward contract was placed to offset 0.4 million Australian dollar-denominated net asset exposure. Eight forward contracts were placed to offset a 2.4 million U.S. dollar-denominated net liability exposure.

As of May 29, 2010, the company had outstanding, nine forward currency instruments designed to offset either net asset or net liability exposure that is denominated in non-functional currencies. One forward contract was placed in order to offset a 4.1 million euro-denominated net asset exposure and three forward contracts were placed in order to offset a 5.6 million U.S. dollar-denominated net asset exposure. Four forward contracts were placed to offset a 14.0 million U.S. dollar-denominated net liability exposure and one forward contract was placed to offset a 1.6 million British pound sterling-denominated net liability exposure. The fair value of the forward currency instruments at May 28, 2011 was $0.7 million and $0.3 million within current assets and current liabilities, respectively. At May 29, 2010 the fair value of the forward currency instruments was a negligible amount.
Interest Rate Swaps
The company has used interest rate swaps in order for a portion of interest bearing debt to be variable, which matches interest expense with the company's business cycle. These swaps were fair-value hedges and qualified for hedge-accounting treatment, whereby the change in the fair value of the interest rate swap is equal to the change in value of the related hedged debt and, as a result, there is no net effect on earnings. The agreement required the company to pay floating-rate interest payments in return for receiving fixed-rate interest payments that coincide with the semi-annual payments to the debt holders at the same date. The periodic interest settlements, which occur at the same interval as the public debt securities, are recorded as interest expense.

As of May 29, 2010, the fair value of approximately $1.2 million was reflected as an addition to current maturities of long-term debt and an offsetting addition to current assets. The floating interest rate for this agreement was based on the six-month LIBOR, set in-arrears at the end of each semi-annual period, and was estimated to be approximately 3.8 percent at May 29, 2010.

The swap arrangement effectively reduced interest expense by $1.5 million, $1.9 million, and $1.2 million in fiscal 2011, fiscal 2010 and fiscal 2009, respectively. During the fourth quarter of fiscal 2011 the interest rate swap agreement expired as planned on March 15, 2011.

16. Supplemental Disclosures of Cash Flow Information

The following table presents the adjustments to reconcile net earnings to net cash provided by operating activities.

(In millions)	2011	2010	2009

Depreciation expense	$36.2	$39.7	$39.5
Amortization expense	2.9	2.9	2.2
Provision for losses on accounts receivable and notes receivable	0.1	5.5	2.3
Provision for (gain) loss on financial guarantees	—	0.2	(0.1)
Loss on sales of property, equipment, and other assets	1.0	0.2	0.5
Gain on disposal of owned dealers	—	—	(0.8)
Deferred taxes	24.2	(1.5)	3.1
Pension expense	13.1	12.0	11.1
Restructuring expense	3.0	14.2	28.4
Asset impairment expense	—	2.5	—
Contingent consideration income	(15.0)	(5.7)	—
Stock-based compensation	4.8	4.4	3.3
Excess tax benefits from stock-based compensation	(0.1)	0.5	0.3
Proceeds from death benefits on cash surrender value of life insurance	—	4.8	—
Other changes in long-term liabilities	(36.0)	(13.3)	(3.7)
Other	(0.4)	(0.4)	0.4
Changes in current assets and liabilities:
Decrease (increase) in assets:
Accounts receivable	(48.5)	9.0	53.5
Inventories	(8.3)	(7.1)	15.3
Prepaid expenses and other	(14.5)	23.6	(4.8)
Increase (decrease) in liabilities:
Accounts payable	16.4	13.9	(37.8)
Accrued liabilities	41.4	(34.6)	(89.0)
Total changes in current assets and liabilities	(13.5)	4.8	(62.8)
Total adjustments	$20.3	$70.8	$23.7

Cash payments for interest and income taxes were as follows:

(In millions)	2011	2010	2009
Interest paid	$17.7	$17.7	$24.1
Income taxes paid, net of cash received	$20.3	$14.6	$70.4

17. Guarantees, Indemnifications, and Contingencies

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

(In millions)	2011	2010
Accrual balance, beginning	$16.0	$15.4
Acquired warranty reserves	—	0.5
Accrual for warranty matters	14.5	12.1
Settlements and adjustments	(13.5)	(12.0)
Accrual balance, ending	$17.0	$16.0

Other Guarantees
The company is periodically required to provide performance bonds in order to conduct business with certain customers. These arrangements are common and generally have terms ranging between one and three years. The bonds are required to provide assurances to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The performance bonds are provided by various bonding agencies and the company is ultimately liable for claims that may occur against them. As of May 28, 2011, the company had a maximum financial exposure related to performance bonds of approximately $16.1 million. The company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company's financial statements. Accordingly, no liability has been recorded as of May 28, 2011 and May 29, 2010.

The company periodically enters into agreements in the normal course of business that may include indemnification clauses regarding patent/trademark infringement and service losses. Service losses represent all direct or consequential loss, liability, damages, costs and expenses incurred by the customer or others resulting from services rendered by the company, the dealer, or certain sub-contractors due to a proven negligent act. The company has no history of claims, nor is it aware of circumstances that would require it to perform under these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company's financial statements. Accordingly, no liability has been recorded as of May 28, 2011 and May 29, 2010.

The company has entered into standby letter of credit arrangements for the purpose of protecting various insurance companies against default on the payment of certain premiums and claims. A majority of these arrangements are related to the company's wholly-owned captive insurance company. As of May 28, 2011, the company had a maximum financial exposure from these insurance-related standby letters of credit of approximately $9.4 million. The company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company's financial statements. Accordingly, no liability has been recorded as of May 28, 2011 and May 29, 2010.

Contingencies
The company leases a facility in the United Kingdom under an agreement that expired in June 2011, and the company plans to continue to lease the facility on a month to month basis after the lease expires. Under the terms of the lease, the company is required to perform the maintenance and repairs necessary to address the general dilapidation of the facility over the lease term. The ultimate cost of this provision to the company is dependent on a number of factors including, but not limited to, the future use of the facility by the lessor and whether the company chooses and is permitted to renew the lease term. The company has estimated the cost of these maintenance and repairs to be between $0 and $3 million, depending on the outcome of future plans and negotiations. Based on existing circumstances, it is estimated that these costs will most likely approximate $1.3 million, as of May 28, 2011, and was estimated to be $1.1 million as of May 29, 2010. As a result, these amounts have been recorded as a liability reflected under the caption “Accrued Liabilities” and "Other Liabilities" for fiscal 2011 and fiscal 2010, respectively in the Consolidated Balance Sheets.

The company has a lease obligation in the U.K. until May 2014 for a facility that it has exited. Current market rates for comparable office space are lower than the rental payments owed under the lease agreement, as such, the company would remain liable to pay the difference if it were subleased. As a result, the estimated liability of $1.7 million and $1.5 million is reflected under the caption “Other Liabilities” in the Condensed Consolidated Balance Sheets at May 28, 2011 and May 29, 2010, respectively.

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

18. Operating Segments

The company aggregates its operating segments into two primary reportable segments as defined by ASC Topic 280, Segment Reporting, North American Furniture Solutions and non-North American Furniture Solutions.

Effective as of the second quarter of fiscal 2011, management has modified the company's segment reporting in order to better align with changes made in the second quarter to the organizational and management reporting structure. Specifically, the company is now reporting operations in Mexico within its non-North American Furniture Solutions operating segment. Prior year results have been revised to reflect this change.

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

The company also reports an “Other” category consisting primarily of its North American Retail and startup businesses and certain unallocated corporate expenses. North American Home includes the operations associated with the design, manufacture and sale of furniture products for residential settings in the United States, and Canada. This category also includes restructuring and impairment costs.

The performance of the operating segments is evaluated by the company's management using various financial measures. The following is a summary of certain key financial measures for the respective fiscal years indicated:

(In millions)	2011	2010	2009

Net Sales:
North American Furniture Solutions	$1,304.9	$1,048.1	$1,310.5
Non-North American Furniture Solutions	290.4	222.7	277.3
Other	53.9	48.0	42.2
Total	$1,649.2	$1,318.8	$1,630.0

Depreciation and Amortization:
North American Furniture Solutions	$36.0	$38.3	$35.7
Non-North American Furniture Solutions	3.1	2.8	4.4
Other	—	1.5	1.6
Total	$39.1	$42.6	$41.7

Operating Earnings (Losses):
North American Furniture Solutions	$98.1	$71.5	$129.0
Non-North American Furniture Solutions	18.8	(0.2)	19.1
Other	6.4	(17.7)	(25.3)
Total	$123.3	$53.6	$122.8

Capital Expenditures:
North American Furniture Solutions	$26.1	$21.4	$22.3
Non-North American Furniture Solutions	4.4	0.9	2.8
Other	—	—	0.2
Total	$30.5	$22.3	$25.3

Total Assets:
North American Furniture Solutions	$639.7	$608.4	$607.8
Non-North American Furniture Solutions	157.0	143.5	143.6
Other	17.7	18.7	15.9
Total	$814.4	$770.6	$767.3

Goodwill:
North American Furniture Solutions	$104.3	$104.4	$69.4
Non-North American Furniture Solutions	6.1	5.0	0.1
Other	—	—	—
Total	$110.4	$109.4	$69.5

The accounting policies of the reportable operating segments are the same as those of the company, which are disclosed in further detail within Note 1 of the Consolidated Financial Statements. Additionally, the company employs a methodology for allocating corporate costs and assets to the operating segments. The underlying objective of this methodology is to allocate corporate costs according to the relative “usage” of the underlying resources and to allocate corporate assets according to the relative expected benefit. The company has determined that allocation based on relative net sales is most appropriate for all expenses. The majority of corporate costs are allocated to the operating segments; however, certain costs that are generally considered the result of isolated business decisions are not subject to allocation and are evaluated separately from the rest of the regular ongoing business operations. The restructuring and asset impairment charges of $3.0 million, $16.7 million, and $28.4 million in fiscal 2011, fiscal 2010 and fiscal 2009, respectively are discussed in Note 19 of the Consolidated Financial Statements and were allocated to the “Other” category.

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

(In millions)	2011	2010	2009
Net Sales:
Systems	$430.3	$349.3	$511.6
Seating	394.3	329.7	361.1
Freestanding and storage	310.8	246.2	260.3
International (1)	383.3	290.1	365.7
Other (2)	130.5	103.5	131.3
Total	$1,649.2	$1,318.8	$1,630.0

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

(In millions)	2011	2010	2009
Net Sales:
United States	$1,265.9	$1,028.7	$1,264.3
International	383.3	290.1	365.7
Total	$1,649.2	$1,318.8	$1,630.0

Long-lived assets:
United States	$151.6	$159.7	$162.4
International	24.0	21.6	25.0
Total	$175.6	$181.3	$187.4

It is estimated that no single dealer accounted for more than 4 percent of the company's net sales in the fiscal year ended May 28, 2011. It is also estimated that the largest single end-user customer, the U.S. federal government, accounted for approximately $226.2 million or 14 percent of the company's fiscal 2011 net sales. The 10 largest customers accounted for approximately 28 percent of net sales.

Approximately 5 percent of the company's employees are covered by collective bargaining agreements, most of whom are employees of its Nemschoff, and Herman Miller Limited (U.K.) subsidiaries.

19. Restructuring Charges

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

The following is a summary of changes in restructuring accruals during fiscal 2009, fiscal 2010, and fiscal 2011 for the 2009 Plan.

(In millions)	Total Plan Costs	Severance and Outplacement Costs	Leased Building Exit Costs
Balance as of May 31, 2008	$—	$—	$—
Restructuring expenses	28.4	25.0	3.4
Cash payments	(16.8)	(16.0)	(0.8)
Adjustments	(2.0)	(2.0)	—
Balance as of May 30, 2009	9.6	7.0	2.6
Restructuring expenses	1.3	0.7	0.6
Cash payments	(9.5)	(7.4)	(2.1)
Adjustments	(0.1)	(0.1)	—
Balance as of May 29, 2010	1.3	0.2	1.1
Restructuring expenses	—	—	—
Cash payments	(1.3)	(0.2)	(1.1)
Adjustments	—	—	—
Balance as of May 28, 2011	$—	$—	$—

Manufacturing Consolidation
In May and June 2009, the company announced a plan (“the Manufacturing Consolidation Plan”) to consolidate manufacturing operations with the closure of its Integrated Metal Technologies (IMT) subsidiary in Spring Lake, Michigan and Brandrud facility in Auburn, Washington. Under this plan for the IMT closure, the company retained existing West Michigan production capacity and enhanced operational efficiency, with the majority of work and equipment move to other newer, larger facilities in the area. Relocation began during the first quarter of fiscal 2010, with final closure completed in the fourth quarter. For the Brandrud closure, the company further consolidated manufacturing operations with the transfer of substantially all of the manufacturing capabilities of Brandrud to its Nemschoff manufacturing plants. The cost for this action was $12.6 million with approximately $2.0 million, $9.7 million, and $0.9 million of these costs having been recognized in fiscal 2009, fiscal 2010, and fiscal 2011, respectively. The company does not anticipate any further significant costs for this action. The remaining accrued costs will be paid for with cash generated from operations during fiscal 2012.

The following is a summary of changes in restructuring accruals during fiscal 2010 and fiscal 2011 for the Manufacturing Consolidation Plan.

(In millions)	Total Plan Costs	Severance and Outplacement Costs	Leased Building Exit Costs
Balance as of May 30, 2009	$—	$—	$—
Restructuring expenses	9.7	5.3	4.4
Cash payments	(5.9)	(3.4)	(2.5)
Adjustments	(1.2)	(0.4)	(0.8)
Balance as of May 29, 2010	2.6	1.5	1.1
Restructuring expenses	0.9	0.2	0.7
Cash payments	(3.0)	(1.7)	(1.3)
Balance as of May 28, 2011	$0.5	$—	$0.5

2010 Action

During the fourth quarter of fiscal 2010, the company executed a restructuring plan (“the 2010 Plan”) that reduced operating expenses in order to improve operating performance, profitability and further enhance productivity. This Plan reduced our salaried workforce, primarily in North America, by approximately 70 employees. This Plan resulted in expenses of approximately $3.2 million during fiscal 2010 and $2.1 million during fiscal 2011. The company does not anticipate significant costs in future periods for this Plan.

The following is a summary of changes in restructuring accruals during fiscal 2010 and fiscal 2011 for the 2010 Plan.

(In millions)	Total Plan Costs	Severance and Outplacement Costs	Leased Building Exit Costs
Balance as of May 30, 2009	$—	$—	$—
Restructuring expenses	3.2	2.9	0.3
Cash payments	(0.1)	(0.1)	—
Balance as of May 29, 2010	3.1	2.8	0.3
Restructuring expenses	2.1	1.5	0.6
Cash payments	(4.5)	(4.1)	(0.4)
Adjustments	(0.2)	0.1	(0.3)
Balance as of May 28, 2011	$0.5	$0.3	$0.2

In addition to the restructuring expenses noted above, the 2010 action included an impairment of certain assets totaling $2.5 million that were related to our Convia line of business. These assets related to products that we determined had no future revenue stream to the company.

These charges have been reflected separately as restructuring expenses in the Consolidated Statements of Operations. Refer to Note 18 of the Consolidated Financial Statements for a discussion of the Plan's impact on the company's reportable operating segments.

20. Quarterly Financial Data (Unaudited)

Set forth below is a summary of the quarterly operating results on a consolidated basis for the years ended May 28, 2011, May 29, 2010, and May 30, 2009.

(In millions, except per share data)		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011	Net sales	$380.7	$412.2	$414.8	$441.5
	Gross margin	123.6	135.8	133.0	145.7
	Net earnings attributable to controlling interest (1)	16.1	17.9	19.8	17.1
	Earnings per share-basic	0.28	0.31	0.35	0.30
	Earnings per share-diluted (1)	0.22	0.26	0.29	0.30

2010	Net sales	$324.0	$343.7	$329.6	$321.5
	Gross margin	107.5	110.8	104.8	105.4
	Net earnings attributable to controlling interest (1)	8.4	9.6	8.3	2.1
	Earnings per share-basic	0.15	0.17	0.15	0.04
	Earnings per share-diluted	0.14	0.17	0.12	—

2009	Net sales	$479.1	$476.6	$354.4	$319.9
	Gross margin	162.4	155.4	105.9	104.0
	Net earnings attributable to controlling interest	33.4	32.6	(5.2)	7.2
	Earnings (loss) per share-basic (1)	0.60	0.61	(0.10)	0.14
	Earnings (loss) per share-diluted (1)	0.60	0.60	(0.10)	0.14

(1) The sum of the quarters does not equal the annual balance reflected in the Consolidated Statements of Operations due to rounding associated with the calculations on an individual quarter basis.

Management's Report on Internal Control over Financial Reporting

To the Board of Directors and Stockholders of Herman Miller, Inc.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of May 28, 2011, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes the company's internal control over financial reporting was effective as of May 28, 2011.

Ernst & Young LLP has issued an attestation report on the effectiveness of our internal control over financial reporting, which appears on page 79.

/s/ Brian C. Walker
Brian C. Walker
Chief Executive Officer

/s/ Gregory J. Bylsma
Gregory J. Bylsma
Chief Financial Officer

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Board of Directors and Stockholders of Herman Miller, Inc.

We have audited Herman Miller Inc.'s internal control over financial reporting as of May 28, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Herman Miller, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Herman Miller, Inc. maintained, in all material respects, effective internal control over financial reporting as of May 28, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the fiscal 2011 consolidated financial statements of Herman Miller, Inc., and our report dated July 26, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Grand Rapids, Michigan
July 26, 2011

Report of Independent Registered Public Accounting Firm on Financial Statements

To the Board of Directors and Stockholders of Herman Miller, Inc.

We have audited the accompanying consolidated balance sheets of Herman Miller, Inc. as of May 28, 2011 and May 29, 2010, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three fiscal years in the period ended May 28, 2011. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Herman Miller, Inc. at May 28, 2011 and May 29, 2010, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended May 28, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Herman Miller, Inc.'s internal control over financial reporting as of May 28, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 26, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Grand Rapids, Michigan
July 26, 2011

Item 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

As defined in Item 304 of Regulation S-K, there have been no changes in, or disagreements with, accountants during the 24-month period ended May 28, 2011.

Item 9A CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of management, the company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 28, 2011, and have concluded that as of that date, the company's disclosure controls and procedures were effective.

(b)
Management's Annual Report on Internal Control Over Financial Reporting and Attestation Report of the Independent Registered Public Accounting Firm. Refer to Item 8 for “Management's Report on Internal Control Over Financial Reporting.”

(c)
Changes in Internal Control Over Financial Reporting. There were no changes in the company's internal control over financial reporting during the fourth quarter ended May 28, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B OTHER INFORMATION - None

PART III

Item 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers, Promoters and Control Persons

Information relating to directors and director nominees of the registrant is contained under the caption “Director and Executive Officer Information” in the company's definitive Proxy Statement, relating to the company's 2011 Annual Meeting of Stockholders, and the information within that section is incorporated by reference. Information relating to Executive Officers of the company is included in Part I hereof entitled “Executive Officers of the Registrant.”

Compliance with Section 16(a) of the Exchange Act

Information relating to compliance with Section 16(a) of the Exchange Act is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the company's definitive Proxy Statement, relating to the company's 2011 Annual Meeting of Stockholders, and the information within that section is incorporated by reference.

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

Corporate Governance

Information relating to the identification of the audit committee, audit committee financial expert, and director nomination procedures of the registrant is contained under the captions “Board Committees” and “Corporate Governance and Board Matters — Director Nominations” in the company's definitive Proxy Statement, relating to the company's 2011 Annual Meeting of Stockholders, and the information within these sections is incorporated by reference.

Item 11 EXECUTIVE COMPENSATION

Information relating to management remuneration is contained under the captions “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination, Death, Disability, Retirement or Change in Control,” “Director Compensation,” “Director Compensation Table,” and “Compensation Committee Interlocks and Insider Participation” in the company's definitive Proxy Statement, relating to the company's 2011 Annual Meeting of Stockholders, and the information within these sections is incorporated by reference. The information under the caption “Compensation Committee Report” is incorporated by reference, however, such information is not deemed filed with the Commission.

Item 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections entitled “Voting Securities and Principal Stockholders,” “Director and Executive Officer Information,” and “Equity Compensation Plan Information” in the definitive Proxy Statement, relating to the company's 2011 Annual Meeting of Stockholders, and the information within these sections is incorporated by reference.

Item 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions contained under the captions “Related Person Transactions,” and “Corporate Governance and Board Matters — Determination of Independence of Board Members” in the definitive Proxy Statement, relating to the company's 2011 Annual Meeting of Stockholders and the information within these sections is incorporated by reference.

Item 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning the payments to our principal accountants and the services provided by our principal accounting firm set forth under the caption “Disclosure of Fees Paid to Independent Auditors” in the Definitive Proxy Statement, relating to the company's 2011 Annual Meeting of

Stockholders, and the information within that section is incorporated by reference.

PART IV

Item 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	The following documents are filed as a part of this report:

	1.	Financial Statements

	The following Consolidated Financial Statements of the company are included in this Form 10-K on the pages noted:

			Page Number in this Form 10-K
	Consolidated Statements of Operations		34
	Consolidated Balance Sheets		35
	Consolidated Statements of Stockholders' Equity		36
	Consolidated Statements of Cash Flows		39
	Notes to the Consolidated Financial Statements		40
	Management's Report on Internal Control over Financial Reporting		78
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting		79
	Report of Independent Registered Public Accounting Firm on Financial Statements		80

	2.	Financial Statement Schedule

	The following financial statement schedule and related Report of Independent Public Accountants on the Financial Statement Schedule are included in this Form 10-K on the pages noted:

			Page Number in this Form 10-K
	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule		86

	Schedule II-	Valuation and Qualifying Accounts and Reserves for the Years Ended May 28, 2011, May 29, 2010, and May 30, 2009	87

All other schedules required by Form 10-K Annual Report have been omitted because they were not applicable, included in the Notes to the Consolidated Financial Statements, or otherwise not required under instructions contained in Regulation S-X.

	3.	Exhibits

	Reference is made to the Exhibit Index which is included on pages 88-90.

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

Date:     July 26, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on, July 26, 2011 by the following persons on behalf of the Registrant in the capacities indicated. Each Director of the Registrant, whose signature appears below, hereby appoints Brian C. Walker as his attorney-in-fact, to sign in his or her name and on his or her behalf, as a Director of the Registrant, and to file with the Commission any and all amendments to this Report on Form 10-K.

/s/ Michael A. Volkema	/s/ Lord Griffiths of Fforestfach
Michael A. Volkema (Chairman of the Board)	Lord Griffiths of Fforestfach (Director)

/s/ David O. Ulrich	/s/ Mary Vermeer Andringa
David O. Ulrich (Director)	Mary Vermeer Andringa (Director)

/s/ Dorothy A. Terrell	/s/ James R. Kackley
Dorothy A. Terrell (Director)	James R. Kackley (Director)

/s/ David A. Brandon	/s/ John R. Hoke III
David A. Brandon (Director)	John R. Hoke III (Director)

/s/ Douglas D. French	/s/ Brian C. Walker
Douglas D. French (Director)	Brian C. Walker (President, Chief Executive Officer, and Director)

/s/ J. Barry Griswell
J. Barry Griswell (Director)

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Board of Directors and Stockholders of Herman Miller, Inc.

We have audited the consolidated financial statements of Herman Miller, Inc. and subsidiaries as of May 28, 2011 and May 29, 2010, and for each of the three fiscal years in the period ended May 28, 2011, and have issued our report thereon dated July 26, 2011 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of the company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Grand Rapids, Michigan
July 26, 2011

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Column A	Column B	Column C	Column D	Column E
Description	Balance at beginning of period	Charges to expenses or net sales	Deductions (3)	Balance at end of period
Year ended May 28, 2011:
Accounts receivable allowances — uncollectible accounts(1)	$4.0	$0.1	$—	$4.1

Accounts Receivable allowances — credit memo(2)	$0.4	$0.3	$(0.3)	$0.4

Allowance for possible losses on notes receivable	$0.4	$—	$(0.1)	$0.3

Valuation allowance for deferred tax asset	$11.0	$1.8	$(1.2)	$11.6

Year ended May 29, 2010:
Accounts receivable allowances — uncollectible accounts(1)	$6.9	$0.3	$(3.2)	$4.0

Accounts Receivable allowances — credit memo(2)	$0.4	$2.5	$(2.5)	$0.4

Allowance for possible losses on notes receivable	$0.5	$2.0	$(2.1)	$0.4

Valuation allowance for deferred tax asset	$9.2	$2.0	$(0.2)	$11.0

Year ended May 30, 2009:
Accounts receivable allowances — uncollectible accounts(1)	$5.0	$3.6	$(1.7)	$6.9

Accounts receivable allowances — credit memo (2)	$0.6	$2.8	$(3.0)	$0.4

Allowance for possible losses on notes receivable	$3.2	$(1.5)	$(1.2)	$0.5

Valuation allowance for deferred tax asset	$8.8	$0.9	$(0.5)	$9.2
(1) Activity under the “Charges to expense or net sales” column are recorded within selling, general and administrative expenses.
(2) Activity under the “Charges to expenses or net sales” column are recorded within net sales.
(3) Represents amounts written off, net of recoveries and other adjustments. Includes effects of foreign translation.

EXHIBIT INDEX

(3)	Articles of Incorporation and Bylaws

	(a)	Articles of Incorporation are incorporated by reference from Exhibit 3(a) and 3(b) of the Registrant's 1986 Form 10-K Annual Report.

	(b)	Certificate of Amendment to the Articles of Incorporation, dated October 15, 1987, is incorporated by reference from Exhibit 3(b) of the Registrant's 1988 Form 10-K Annual Report.

	(c)	Certificate of Amendment to the Articles of Incorporation, dated May 10, 1988, is incorporated by reference from Exhibit 3(c) of the Registrant's 1988 Form 10-K Annual Report.

	(d)	Amended and Restated Bylaws, dated April 18, 2011, Exhibit 3.1

(4)	Instruments Defining the Rights of Security Holders

	(a)	Specimen copy of Herman Miller, Inc., common stock is incorporated by reference from Exhibit 4(a) of Registrant's 1981 Form 10-K Annual Report.

(b)
Other instruments which define the rights of holders of long-term debt individually represent debt of less than 10% of total assets. In accordance with item 601(b)(4)(iii)(A) of regulation S-K, the Registrant agrees to furnish to the Commission copies of such agreements upon request.

	(c)	Dividend Reinvestment Plan for Shareholders of Herman Miller, Inc., dated January 6, 1997, is incorporated by reference from Exhibit 4(d) of the Registrant's 1997 Form 10-K Annual Report.

	(d)	Note purchase agreement dated as of December 18, 2007 is incorporated by reference from Exhibit 10.2 of the Registrant's Form 10-Q Quarterly Report for quarter ended December 1, 2007.

(10)	Material Contracts

	(a)	Officers' Supplemental Retirement Income Plan is incorporated by reference from Exhibit 10(f) of the Registrant's 1986 Form 10-K Annual Report. *

	(b)	Officers' Salary Continuation Plan is incorporated by reference from Exhibit 10(g) of the Registrant's 1982 Form 10-K Annual Report.*

(c)	Form of Herman Miller, Inc. Long-Term Incentive Plan Restricted Stock Unit Award, is incorporated by reference from Exhibit 99.1 of the Registrant's Form 8-K dated June 20, 2005. *

(d)	Herman Miller, Inc. Long-Term Incentive Plan as amended, effective January 1, 2005, is incorporated by reference from Exhibit 10(aa) of the Registrant's 2005 Form 10-K Annual Report. *

(e)
Herman Miller, Inc. Amended and Restated Nonemployee Officer and Director Deferred Compensation Stock Purchase Plan, is incorporated by reference from Exhibit 10(bb) of the Registrant's Form 10-Q Quarterly Report for quarter ended September 3, 2005. *

(f)	Form of Change in Control Agreement of the Registrant Exhibit 10.1

(g)
Herman Miller, Inc. Amended and Restated Key Executive Deferred Compensation Plan, dated January 23, 2006, is incorporated by reference from Exhibit 99.2 of the Registrant's Form 8-K dated January 23, 2006. *

(h)	Herman Miller, Inc. Executive Equalization Retirement Plan is incorporated by reference from Exhibit 99.1 of the Registrant's Form 8-K dated July 25, 2007.*

(i)	Herman Miller, Inc. Executive Incentive Cash Bonus Plan dated April 24, 2006 is incorporated by reference from Exhibit 10(x) of the Registrant's 2007 Form 10-K Annual Report. *

(j)
Credit agreement dated as of December 18, 2007 among Herman Miller, Inc. and various lenders, is incorporated by reference from Exhibit 10.3 of the Registrant's Form 10-Q Quarterly Report for quarter ended December 1, 2007.

(k)	Form of Herman Miller, Inc. Long-Term Incentive Plan Stock Option Agreement is incorporated by reference from Exhibit 99.1 of the Registrant's Form 8-K dated July 24, 2008. *

(l)	Form of Herman Miller, Inc. Long-Term Incentive Plan Performance Share Award is incorporated by reference from Exhibit 99.2 of the Registrant's Form 8-K dated July 24, 2008. *

(m)	Form of Herman Miller, Inc. Long-Term Incentive Plan Stock Option Agreement is incorporated by reference from Exhibit 10.1 of the Registrant's From 10-K dated July 27, 2010. *

* denotes compensatory plan or arrangement.

(21)	Subsidiaries

(23)(a)	Consent of Independent Registered Public Accounting Firm

(24)	Power of Attorney (Included in Item 15)

(31)(a)	Certificate of the Chief Executive Officer of Herman Miller, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)(b)	Certificate of the Chief Financial Officer of Herman Miller, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)(a)	Certificate of the Chief Executive Officer of Herman Miller, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32)(b)	Certificate of the Chief Financial Officer of Herman Miller, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended May 28, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of as of May 28, 2011 and May 29, 2010, (ii) Consolidated Statements of Operations for the fiscal years ended May 28, 2011, May 29, 2010 and May 30, 2009, (iii) Consolidated Statements of Cash Flows for the fiscal years ended May 28, 2011, May 29, 2010 and May 30, 2009, and (iv) Notes to the Consolidated Financial Statements, tagged as blocks of text.**

**Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.