Form 10-Q
period 2011-09-03
MILLER HERMAN INC
filed 2011-10-12
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ _ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 3, 2011	Commission File No. 001-15141F

HERMAN MILLER, INC.

A Michigan Corporation	ID No. 38-0837640

855 East Main Avenue, Zeeland, MI 49464-0302	Phone (616) 654 3000

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
Yes [_] No [ X ]

Common Stock Outstanding at October 5, 2011 - 58,226,561 shares

HERMAN MILLER, INC. FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 3, 2011

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions Except Share Data)
(Unaudited)

	September 3, 2011	May 28, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$182.3	$142.2
Marketable securities	10.2	11.0
Accounts receivable, net	161.8	193.1
Inventories, net	70.0	66.2
Prepaid expenses and other	43.7	59.2
Total current assets	468.0	471.7
Property and equipment, at cost	713.7	713.4
Less — accumulated depreciation	(547.1)	(544.3)
Net property and equipment	166.6	169.1
Other Assets:
Goodwill and indefinite-lived intangibles	133.1	133.6
Other amortizable intangibles, net	24.2	24.3
Other noncurrent assets	9.2	9.3
Total other assets	166.5	167.2
Total Assets	$801.1	$808.0

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$107.3	$112.7
Accrued compensation and benefits	52.7	77.1
Other accrued liabilities	74.1	76.0
Total current liabilities	234.1	265.8
Long-term Liabilities:
Long-term debt, less current maturities	250.0	250.0
Pension and post-retirement benefits	52.7	51.6
Other liabilities	33.9	35.6
Total long-term liabilities	336.6	337.2
Total Liabilities	570.7	603.0
Stockholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized, none issued)	—	—
Common stock, $0.20 par value (240,000,000 shares authorized)	11.6	11.6
Additional paid-in capital	85.4	82.0
Retained earnings	241.6	218.2
Accumulated other comprehensive loss	(105.6)	(104.2)
Key executive deferred compensation plans	(2.6)	(2.6)
Total Stockholders' Equity	230.4	205.0
Total Liabilities and Stockholders' Equity	$801.1	$808.0
See accompanying notes to condensed consolidated financial statements

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended
	September 3, 2011	August 28, 2010
Net Sales	$458.1	$380.7
Cost of Sales	303.8	257.1
Gross Margin	154.3	123.6
Operating Expenses	112.5	93.5
Restructuring and Other Related Expenses	—	0.9
Operating Earnings	41.8	29.2
Other Expenses (Income):
Interest expense	4.5	5.0
Other, net	0.5	1.0
Earnings Before Income Taxes	36.8	23.2
Income Tax Expense	12.2	7.1
Net Earnings	$24.6	$16.1
Earnings Per Share — Basic	$0.42	$0.28
Earnings Per Share — Diluted	$0.42	$0.22
Dividends Declared, Per Share	$0.0220	$0.0220
See accompanying notes to condensed consolidated financial statements

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS
(Dollars in Millions)
(Unaudited)

	Three Months Ended
	September 3, 2011	August 28, 2010
Cash Flows from Operating Activities:
Net earnings	$24.6	$16.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	9.4	9.9
Stock-based compensation	1.4	0.8
Pension and post-retirement expense	2.8	3.3
Restructuring and other related expenses	—	0.9
Contingent consideration adjustment	—	(5.3)
Excess tax benefit due to stock options	(0.1)	0.3
Other, net	(0.2)	0.6
(Increase) Decrease in current assets	26.9	(30.7)
Increase (Decrease) in current liabilities	(24.3)	12.1
Decrease in non-current liabilities	(1.3)	(0.1)
Net Cash Provided by Operating Activities	39.2	7.9

Cash Flows from Investing Activities:
Proceeds from sale of dealers	7.6	—
Marketable security sales	0.8	1.3
Capital expenditures	(7.6)	(5.8)
Other, net	(0.4)	(1.2)
Net Cash Provided by (Used in) Investing Activities	0.4	(5.7)

Cash Flows from Financing Activities:
Dividends paid	(1.2)	(1.2)
Excess tax benefit due to stock options	0.1	(0.3)
Common stock issued	2.7	0.5
Common stock repurchased and retired	(0.8)	(0.6)
Net Cash Provided by (Used in) Financing Activities	0.8	(1.6)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(0.3)	1.3

Net Increase in Cash and Cash Equivalents	40.1	1.9

Cash and Cash Equivalents, Beginning of Period	142.2	130.5

Cash and Cash Equivalents, End of Period	$182.3	$132.4
See accompanying notes to condensed consolidated financial statements

HERMAN MILLER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION
The condensed consolidated financial statements have been prepared by Herman Miller, Inc. (“the company”), in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Management believes the disclosures made in this document are adequate with respect to interim reporting requirements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position of the company as of September 3, 2011, and the results of its operations and cash flows for the interim periods presented. Operating results for the three-month period ended September 3, 2011, are not necessarily indicative of the results that may be expected for the year ending June 2, 2012. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the company's Form 10-K filing for the year ended May 28, 2011. Certain prior year information has been reclassified to conform to the current year presentation.

2. NEW ACCOUNTING STANDARDS
In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2011-05, Comprehensive Income (Topic 350)-Presentation of Comprehensive Income. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011. The company does not expect the provisions of ASU 2011-05 to have a material effect on its financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350)-Testing Goodwill for Impairment. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011. The company does not expect the provisions of ASU 2011-08 to have a material effect on its financial position, results of operations or cash flows.

3. FISCAL YEAR
The company's fiscal year ends on the Saturday closest to May 31. Fiscal 2012, the year ending June 2, 2012, and fiscal 2011, the year ending May 28, 2011, contain 53 weeks and 52 weeks, respectively. The first three months of fiscal 2012 and fiscal 2011 contained 14 weeks and 13 weeks, respectively.

4. COMPREHENSIVE INCOME
Comprehensive income consists of net earnings, foreign currency translation adjustments, and unrealized holding gain (loss) on “available-for-sale” securities. The following table presents comprehensive income for the periods indicated:

(In millions)	Three Months Ended
	September 3, 2011	August 28, 2010
Net Earnings	$24.6	$16.1
Other comprehensive income (loss)
Foreign Currency Translation Adjustments	(1.4)	2.6
Unrealized Holding Gain (net of tax)	—	0.1
Total comprehensive income	$23.2	$18.8

5. ACQUISITIONS AND DIVESTITURES

Acquisitions
During the fourth quarter of fiscal 2011, the company announced an agreement to acquire POSH Office Systems Ltd., a Hong Kong-based designer, manufacturer, and distributor of office furniture systems, freestanding furniture, seating, and filing and storage with manufacturing in China and distribution in Hong Kong and China. The company currently anticipates the closing for the acquisition of POSH will be completed during fiscal 2012.

Divestitures
During the first quarter of fiscal 2012 the company completed the sale of two wholly-owned contract furniture dealerships in Texas and Colorado. The effect of these transactions on the company's consolidated financial statements was not material.

6. INVENTORIES

(In millions)	September 3, 2011	May 28, 2011
Finished goods	$39.2	$34.6
Work in process	8.9	11.6
Raw materials	21.9	20.0
Total	$70.0	$66.2

Inventories are valued at the lower of cost or market and include material, labor, and overhead. The inventories of the majority of domestic manufacturing subsidiaries are valued using the last-in, first-out method (LIFO). The inventories of all other subsidiaries are valued using the first-in, first-out method.

7. GOODWILL AND INDEFINITE-LIVED INTANGIBLES
Goodwill and other indefinite-lived assets included in the Condensed Consolidated Balance Sheets consist of the following as of September 3, 2011 and May 28, 2011:

(In millions)	Goodwill	Indefinite-lived Intangible Assets	Total Goodwill and Indefinite-lived Intangible Assets
Balance, May 28, 2011	$110.4	$23.2	$133.6
Currency-related adjustments	(0.5)	—	(0.5)
Balance, September 3, 2011	$109.9	$23.2	$133.1

8. EMPLOYEE BENEFIT PLANS
The following tables summarize the costs of the company's employee pension and other post-retirement plans for the periods indicated.

(In millions)	Three Months Ended
	Pension Benefits		Other Post-Retirement Benefits
	September 3, 2011	August 28, 2010	September 3, 2011	August 28, 2010
Domestic:
Service cost	$1.8	$1.7	$—	$—
Interest cost	3.6	3.8	0.1	0.1
Expected return on plan assets	(4.8)	(4.6)	—	—
Net amortization loss	1.8	1.5	—	0.1
Net periodic benefit cost	$2.4	$2.4	$0.1	$0.2

International:
Service cost	$0.4	$0.4
Interest cost	1.0	1.0
Expected return on plan assets	(1.2)	(1.0)
Net amortization loss	0.1	0.3
Net periodic benefit cost	$0.3	$0.7

Subsequent to the end of the first quarter the company contributed $3.7 million in cash to its primary domestic benefit plan. The company estimates that contributions of $7.4 million will be made to its primary domestic benefit plan in the remaining months of fiscal 2012.

9. COMMON STOCK AND EARNINGS PER SHARE
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS).

	Three Months Ended
	September 3, 2011	August 28, 2010
Numerators:
Numerator for basic EPS, net earnings (In millions)	$24.6	$16.1
Income from adjustments to contingent consideration that can be settled in common stock at the company's option, net of tax (In millions)	—	(3.3)
Numerator for diluted EPS, net earnings (In millions)	$24.6	$12.8

Denominators:
Denominator for basic EPS, weighted-average common shares outstanding	58,056,358	56,976,466

Potentially dilutive shares resulting from stock plans and contingent consideration issued for acquisition	306,122	888,555

Denominator for diluted EPS	58,362,480	57,865,021

Options to purchase 1,814,311 shares and 2,702,551 shares of common stock for the three months ended September 3, 2011 and August 28, 2010, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.

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

In fiscal 2010, the company acquired Nemschoff Chairs, LLC (Nemschoff) and established a liability for contingent consideration related to the acquisition. This contingent consideration could be settled in cash or stock at the discretion of the company and therefore, any income or loss associated with an adjustment to the fair value of the liability was excluded from the numerator when computing diluted earnings per share. The number of shares required to settle the contingent consideration was, however included in the denominator of potentially dilutive shares. As the contingent consideration was settled in the fourth quarter of fiscal 2011, there is no impact on dilutive earnings per share in fiscal 2012.

10. STOCK-BASED COMPENSATION
Compensation costs related to the company's stock-based compensation plans resulted in an expense of $1.4 million and $0.8 million for the three month periods ending September 3, 2011 and August 28, 2010, respectively. The related income tax benefit was $0.5 million and $0.3 million for the three month periods ending September 3, 2011 and August 28, 2010, respectively.

Stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three months ended September 3, 2011 and August 28, 2010 has been reduced for estimated forfeitures, as it is based on awards ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

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

	Three Months Ended
	September 3, 2011	August 28, 2010
Risk-free interest rates (1)	1.75%	2.03%
Expected term of options (in years) (2)	5.5	5.5
Expected volatility (3)	42%	42%
Dividend yield (4)	0.34%	0.51%
Weighted-average grant-date fair value of stock options:
Granted with exercise prices equal to the fair market value of the stock on the date of grant	$10.151	$6.787

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

Restricted Stock Units
The company grants restricted stock units to certain key employees. This program provides that the actual number of restricted stock units awarded is based on the value of a portion of the participant's long-term incentive compensation divided by the fair value of the company's stock on the date of grant. In some years the awards have been partially tied to the company's financial performance for the year in which the grant was based. The awards generally cliff-vest after a three-year service period, with prorated vesting under certain circumstances and full or partial accelerated vesting upon retirement. Each restricted stock unit represents one equivalent share of the company's common stock to be awarded, free of restrictions, after the vesting period. Compensation expense related to these awards is recognized over the requisite service period, which includes any applicable performance period. Dividend equivalent awards are granted quarterly. The units do not entitle participants the rights of shareholders of common stock, such as voting rights until shares are issued after the vesting period.

11. INCOME TAXES
The effective tax rates for the three months ended September 3, 2011 and August 28, 2010, were 33.3 percent and 30.8 percent, respectively. The company's United States federal statutory rate is 35 percent. The effective rate in the current year is below the statutory rate primarily due to the manufacturing deduction under the American Jobs Creation Act of 2004 (AJCA). The effective tax rate in the prior year was below the statutory rate primarily due to the manufacturing deduction and foreign tax credits recognized related to a dividend paid.

The company has income tax accruals associated with uncertain tax benefits totaling $1.7 million and $2.1 million as of September 3, 2011 and August 28, 2010, respectively.

The company recognizes interest and penalties related to uncertain tax benefits through income tax expense in its statement of operations. Interest and penalties recognized in the company's Condensed Consolidated Statements of Operations during the three-month periods ended September 3, 2011 and August 28, 2010 were negligible, respectively. As of September 3, 2011 and August 28, 2010, the company's recorded liability for potential interest and penalties related to uncertain tax benefits totaled $0.5 million and $0.8 million, respectively.

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

12. FAIR VALUE MEASUREMENTS
The following describes the methods the company uses to estimate the fair value of financial assets and liabilities, to which there have been no significant changes in the current period:

Available-for-sale securities — The company's available-for-sale marketable securities primarily include asset-backed debt securities and corporate debt securities and are valued using quoted prices for similar securities.

Interest rate swap agreements and foreign currency forward contracts — The company's interest rate swap agreements and foreign currency forward contracts values are determined using a market approach based on rates obtained from active markets.

Foreign currency exchange contracts — The company's foreign currency exchange contracts are valued using an approach based on foreign currency exchange rates obtained from active markets. The estimated fair value of forward currency exchange contracts is based on month-end spot rates as adjusted by market-based current activity.

The following tables set forth financial assets and liabilities measured at fair value in the Condensed Consolidated Balance Sheets and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of September 3, 2011 and May 28, 2011.

(In millions)	Fair Value Measurements
	September 3, 2011	May 28, 2011
Financial Assets	Quoted Prices With Other Observable Inputs (Level 2)	Quoted Prices With Other Observable Inputs (Level 2)
Available-for-sale marketable securities:
Asset-backed securities	$2.3	$2.3
Corporate securities	3.3	3.6
Government obligations	0.7	1.1
Mortgage-backed securities	3.9	4.0
Foreign currency forward contracts	—	0.7
Deferred compensation plan	2.8	2.6
Total	$13.0	$14.3

Financial Liabilities
Foreign currency forward contracts	$0.1	$0.3
Total	$0.1	$0.3

The company does not hold any level 3 investments. The following is a summary of the carrying and market values of the company's marketable securities as of the respective dates.

	September 3, 2011
(In millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value
Asset-backed securities	$2.3	$—	$—	$2.3
Corporate securities	3.3	—	—	3.3
Government obligations	0.7	—	—	0.7
Mortgage-backed securities	3.8	0.1	—	3.9
Total	$10.1	$0.1	$—	$10.2

	May 28, 2011
(In millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value
Asset-backed securities	$2.3	$—	$—	$2.3
Corporate securities	3.6	—	—	3.6
Government obligations	1.1	—	—	1.1
Mortgage-backed securities	3.9	0.1	—	4.0
Total	$10.9	$0.1	$—	$11.0

The company reviews its investment portfolio for any unrealized losses that would be deemed other-than-temporary and require the recognition of an impairment loss in income. If the cost of an investment exceeds its fair value, the company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than its cost, the company's intent to hold the investments, and whether it is more likely than not that the company will be required to sell the investments before recovery of their amortized cost basis. The company also considers the type of security, related industry and sector performance, as well as published investment ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. If conditions within individual markets, industry segments, or macro-economic environments deteriorate, the company could incur future impairments.

Maturities of debt securities included in marketable securities as of September 3, 2011, are as follows.

(In millions)	Cost	Fair Value
Due within one year	$5.8	$5.8
Due after one year through five years	4.1	4.2
Due after five years through ten years	0.2	0.2
Total	$10.1	$10.2

There were no investments in unrealized loss positions as of September 3, 2011 and August 28, 2010.

13. WARRANTIES, GUARANTEES AND CONTINGENCIES
Product Warranties
The company provides warranty coverage to the end-user for parts and labor on products sold. The standard length of warranty is 12 years however, this varies depending on the product classification. The company does not sell or otherwise issue warranties or warranty extensions as stand-alone products. Reserves have been established for the various costs associated with the company's warranty program and are included in the Condensed Consolidated Balance Sheets under “Other accrued liabilities.” General warranty reserves are based on historical claims experience and other currently available information. These reserves are adjusted once an issue is identified and the actual cost of correction becomes known or can be estimated.

(In millions)	Three Months Ended
	September 3, 2011	August 28, 2010
Accrual Balance — beginning	$17.0	$16.0
Accrual for warranty matters	6.8	3.3
Settlements and adjustments	(4.8)	(3.3)
Accrual Balance — ending	$19.0	$16.0

Guarantees
The company is periodically required to provide performance bonds in order to do business with certain customers. These arrangements are common and generally have terms ranging between one and three years. The bonds are required to provide assurances to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies; however, the company is ultimately liable for claims that may occur against them. As of September 3, 2011, the company had a maximum financial exposure related to performance bonds totaling approximately $10.4 million. The company has no history of claims, nor is it aware of circumstances that would require it to pay under any of these arrangements. The company also believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company's financial statements. Accordingly, no liability has been recorded as of September 3, 2011 and May 28, 2011.

The company has entered into standby letter of credit arrangements for the purpose of protecting various insurance companies against default on the payment of certain premiums and claims. A majority of these arrangements are related to the company's wholly-owned captive insurance company. As of September 3, 2011, the company had a maximum financial exposure from these standby letters of credit totaling approximately $9.9 million. The company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company's financial statements. Accordingly, no liability has been recorded as of September 3, 2011 and May 28, 2011.

Contingencies
The company leases a facility in the U.K. under an agreement that expired in June 2011, and the company plans to continue to lease the facility on a month to month basis. Under the terms of the lease, the company is required to perform the maintenance and repairs necessary to address the general dilapidation of the facility. The ultimate cost of this provision to the company is dependent on a number of factors including, but not limited to, the future use of the facility by the lessor and whether the company chooses and is permitted to renew the lease term. The company has estimated the cost of these maintenance and repairs to be between $0 million and $3.0 million, depending on the outcome of future plans and negotiations. As a result, an estimated liability of $1.3 million has been recorded under the caption “Other accrued liabilities” in the Condensed Consolidated Balance Sheets at September 3, 2011, and May 28, 2011, respectively.

The company has an additional lease obligation in the U.K. until May 2014 for a facility that it previously exited. The estimated liability of $1.6 million and $1.7 million is reflected under the caption “Other liabilities” in the Condensed Consolidated Balance Sheets at September 3, 2011 and May 28, 2011, respectively.

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

14. OPERATING SEGMENTS
During the first quarter of fiscal 2012, we undertook an organizational realignment whereby our products sold related to the consumer retail business, our collection of high-end and classic products, including Geiger became the responsibility of one segment manager reporting to our chief operating decision maker. The realignment of these businesses has resulted in a new Specialty and Consumer segment. As a result, our reportable segments now consist of North American Furniture Solutions, Non-North American Furniture Solutions, and Specialty and Consumer. Prior year results have been revised to reflect this change.

The North American Furniture Solutions segment includes the operations associated with the design, manufacture, and sale of furniture products for work-related settings, including office, education, and healthcare environments, throughout the United States and Canada. The business associated with the company's owned contract furniture dealers is also included in the North American Furniture Solutions segment. The non-North American Furniture Solutions segment includes the operations associated with the design, manufacture, and sale of furniture products, primarily for work-related settings, for Mexico and outside of North America. The Specialty and Consumer segment includes the operations associated with the design, manufacture, and sale of high-end furniture products including Geiger wood products, a collection of classic products and our North American consumer retail business.

The company also reports a “Corporate” category consisting primarily of startup business and unallocated corporate expenses including restructuring and impairment costs.

The performance of the operating segments is evaluated by the company's management using various financial measures. The following is a summary of certain key financial measures for the respective fiscal periods indicated:

	Three Months Ended
(In millions)	September 3, 2011	August 28, 2010
Net Sales:
North American Furniture Solutions	$330.5	$285.9
Non-North American Furniture Solutions	84.9	66.8
Specialty and Consumer	42.7	28.0
Corporate	—	—
Total	$458.1	$380.7

Depreciation and Amortization:
North American Furniture Solutions	$8.1	$8.6
Non-North American Furniture Solutions	0.9	0.8
Specialty and Consumer	0.4	0.5
Corporate	—	—
Total	$9.4	$9.9

Operating Earnings (Loss):
North American Furniture Solutions	$28.3	$26.5
Non-North American Furniture Solutions	9.6	2.7
Specialty and Consumer	4.2	2.0
Corporate	(0.3)	(2.0)
Total	$41.8	$29.2

Capital Expenditures:
North American Furniture Solutions	$3.5	$4.8
Non-North American Furniture Solutions	1.1	0.9
Specialty and Consumer	3.0	0.1
Corporate	—	—
Total	$7.6	$5.8

(In millions)	September 3, 2011	May 28, 2011
Total Assets
North American Furniture Solutions	$593.6	$611.6
Non-North American Furniture Solutions	154.3	142.4
Specialty and Consumer	53.2	54.0
Corporate	—	—
Total	$801.1	$808.0

Total Goodwill
North American Furniture Solutions	$102.9	$103.3
Non-North American Furniture Solutions	6.0	6.1
Specialty and Consumer	1.0	1.0
Corporate	—	—
Total	$109.9	$110.4

The accounting policies of the reportable operating segments are the same as those of the company. Additionally, the company employs a methodology for allocating corporate costs and assets with the underlying objective of this methodology being to allocate corporate costs according to the relative usage of the underlying resources and to allocate corporate assets according to the relative expected benefit. The company has determined that allocation based on relative net sales is most appropriate for all expenses. The majority of corporate costs are allocated to the operating segments; however, certain costs generally considered the result of isolated business decisions are not subject to allocation and are evaluated separately from the rest of the regular ongoing business operations. For example, restructuring charges that are reflected in operating earnings are allocated to the “Corporate” category.

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

Discussion of Current Business Conditions
Our fiscal 2012 first quarter included 14 weeks of operations as opposed to a typical 13 week period. This extra week is required approximately every six years in order to re-align our fiscal reporting dates with the actual calendar months. This is a factor that should be considered when comparing our first quarter financial results to the prior year period, which included 13 weeks of operations.

On a consolidated basis, increased net sales of $458.1 million in the quarter improved net earnings to $24.6 million a 52.8 percent increase over the prior year. Further, new orders in the quarter of $481.4 million outpaced net sales, resulting in growth in the backlog to $289.6 million. We were pleased with our first quarter results in comparison to the prior year, even after adjusting for the extra week. The continued demand across our business resulted in strong net sales, orders, and improved profitability. Our North American and Non-North American businesses showed solid year-over-year sales and order growth. The North American business was impacted this quarter by the sale of two owned dealerships during June.

Operating earnings in the quarter were $41.8 million or 9.1 percent of sales, up $12.6 million from the prior year. The company did not incur any restructuring expenses in the quarter compared to $0.9 million in the first quarter of fiscal 2011.

The Business Institutional Furniture Manufacturers Association's (BIFMA) most recent domestic industry forecast was released in August 2011. This forecast anticipates that orders and shipments will show modest increases over last year for the remainder of calendar 2011, with a full year over year increase of approximately 14 and 18 percent, respectively. BIFMA's outlook for calendar 2012 forecasts orders and shipments each increasing approximately 8 percent.

Analysis of First Quarter Results
The following table presents certain key highlights from the results of operations for the periods indicated.

(In millions, except per share data)	Three Months Ended
	September 3, 2011	August 28, 2010	Percent Change
Net Sales	$458.1	$380.7	20.3%
Gross Margin	154.3	123.6	24.8
Operating Expenses	112.5	93.5	20.3
Restructuring	—	0.9	(100.0)
Operating Earnings	41.8	29.2	43.2
Net Earnings	24.6	16.1	52.8
Earnings per share - diluted	0.42	0.22	90.9
Orders	481.4	393.8	22.2
Backlog	$289.6	$257.1	12.6%

The following table presents, for the periods indicated, the components of the company's Condensed Consolidated Statements of Operations as a percentage of net sales.

	Three Months Ended
	September 3, 2011	August 28, 2010
Net Sales	100.0%	100.0%
Cost of Sales	66.3	67.5
Gross Margin	33.7	32.5
Operating Expenses	24.6	24.6
Restructuring	—	0.2
Operating Margin	9.1	7.7
Other Expense, net	1.1	1.6
Earnings Before Income Taxes	8.0	6.1
Income Tax Expense	2.7	1.9
Net Earnings	5.4%	4.2%

Consolidated Sales, Orders, and Backlog
Net sales in the first quarter of fiscal 2012 were $458.1 million, an increase of 20.3 percent from the same period last year. Foreign exchange rate changes and the May 2011 pricing changes effectively increased net sales by approximately $7.7 million and $3.4 million in the first quarter of fiscal year 2012, respectively.

On a sequential quarter basis, consolidated net sales were up $16.6 million from $441.5 million in the fourth quarter of fiscal 2011, which represents a 3.8 percent increase.

Orders in the first quarter were $481.4 million, an increase of $87.6 million or 22.2 percent over the same period last year. On a sequential quarter basis, consolidated orders increased 7.3 percent. Subsequent to the first quarter of fiscal 2012 we implemented a general price increase averaging 2.5 percent. As a result, we estimate that between $10 million and $12 million of new orders were scheduled in the first quarter that would have otherwise been entered in the second quarter of fiscal 2012.

The backlog of unfilled orders at September 3, 2011 was $289.6 million, an increase of $32.5 million or 12.6 percent over the balance at the end of the first quarter last year.

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

For the three-month period ended September 3, 2011, our domestic U.S. shipments, as defined by BIFMA, increased 23.0 percent year-over-year, while domestic orders increased 18.5 percent. BIFMA reported an estimated year-over-year increase in shipments of 14.9 percent and orders of 8.4 percent for the comparable period.

Consolidated Gross Margin
Consolidated gross margin in the first quarter increased 120 basis points to 33.7 percent of net sales compared to the first quarter last year. This increase was driven primarily by cost leverage on higher production and net sales. The benefit captured from the company's May 2011 price increase also contributed to the higher gross margin, which mostly offset higher commodity costs during the quarter.

Direct material costs increased 120 basis points as a percent of net sales from the first quarter last year. This was primarily driven by approximately $4 million increase in the cost of commodities.

Direct labor at 6.8 percent of net sales for the first quarter was 30 basis points lower than the same period last year with the primary cause being increased efficiencies.

Manufacturing overhead for the first quarter decreased 220 basis points as a percent of net sales. This decrease was driven primarily by increased cost leverage as a result of the increase in volume but was somewhat offset by an increase in employee benefits and incentive costs.

Freight costs as a percent of net sales increased 20 basis points in the first quarter of fiscal 2012 compared to the same period last year.

Cost of sales and resulting gross margin are affected by changes in foreign currency exchange rates. During the first quarter we estimate the impact to be an improvement to gross margin of $5.3 million.

On a sequential-quarter basis, consolidated gross margins increased 70 basis points from 33.0 percent of sales reported in the fourth quarter of fiscal 2011. This increase is driven primarily by the benefit of the May 2011 price increase, which was partially offset by higher commodity costs and discounting.

Operating Expenses and Operating Earnings
First quarter total operating expenses were $112.5 million, or 24.6 percent of net sales, which is flat as a percent of net sales, and an increase of $18.1 million from the first quarter of fiscal 2011. Approximately $5 million of this increase relates to favorable adjustments made in the prior year period related to Nemschoff purchase contingencies. Much of the remaining increase was driven by variable expenses related to the growth in net sales between periods. Employee compensation expenses in the quarter were also higher than the prior year level due in large part to increased incentive bonus, wages and retirement benefit accruals. We also recognized approximately $3 million in compensation expense as a result of the extra week of operations in the first quarter. However, this was offset by the sale of dealerships in the quarter, which drove a reduction in our consolidated operating expenses relative to the first quarter of last year. No restructuring costs were incurred in the first quarter of fiscal 2012, as compared to $0.9 million of restructuring costs included in the first quarter of fiscal 2011.

Operating expenses are also impacted by changes in foreign currency exchange rates. During the first quarter of fiscal 2012 and fiscal 2011, we estimate the impact to operating expenses to be an increase of approximately $1.8 million and decrease of $0.4 million, respectively.

Operating earnings in the first quarter were $41.8 million compared to earnings of $29.2 million in the same period last year. As a percentage of net sales, operating earnings were 9.1 percent as compared to operating earnings of 7.7 percent in the prior year.

Other Income/Expense and Income Taxes
Net other expenses of $5.0 million in the first quarter of this year were $1.0 million lower compared to the prior year first quarter of $6.0 million. The decrease is due primarily to lower currency loss as compared to the same period last year. We recorded a foreign currency transaction loss of $0.2 million in the first quarter compared to a loss of $0.9 million in the same period last year. For the quarter, interest expense of $4.5 million is $0.5 million less than the same period last year due to the net reduction of $50 million of our long-term debt which occurred during the fourth quarter of fiscal 2011.

The effective tax rates for the three months ended September 3, 2011 and August 28, 2010 were 33.3 percent and 30.8 percent, respectively. The current quarter's tax rate was below the statutory rate primarily due to tax benefits from the manufacturer's deduction under the 2004 American Jobs Creation Act. The company expects the full year rate to be in the range of 32 percent to 34 percent.

Reportable Operating Segments
The business comprises various operating segments as defined by generally accepted accounting principles in the United States. These operating segments are determined on the basis of how we internally report and evaluate financial information used to make operating decisions. For external reporting purposes, we report these operating segments as follows:

◦
North American Furniture Solutions — Includes the operations associated with the design, manufacture, and sale of furniture products for work-related settings, including office, education, and healthcare environments, throughout the United States and Canada. The business associated with the company's owned contract furniture dealers is also included in the North American Furniture Solutions segment. In addition, the Healing operating segment has been aggregated with the North American Furniture Solutions segment.

◦
Non-North American Furniture Solutions — Includes the operations associated with the design, manufacture, and sale of furniture products, primarily for work-related settings, for Mexico and outside of North America as well as our Non-North America consumer retail business.

◦
Specialty and Consumer — Includes the operations associated with the design, manufacture, and sale of high-end furniture products including Geiger wood products, a collection of classic products sold to contract dealers and specialty retailers.

The operating segments described above reflect a change made to our reportable segments during the first quarter of fiscal year 2012. The modification is a result of an organizational realignment whereby our operations related to the consumer retail business, our collection of high-end and classic products, and Geiger are now the responsibility of one segment manager.

The company also reports a corporate category consisting primarily of startup business and unallocated corporate expenses including restructuring and impairment costs.

The current quarter and prior year period segment results are as follows:

(In millions)	Three Months Ended
	September 3, 2011	August 28, 2010	Change
Net Sales:
North American Furniture Solutions	$330.5	$285.9	$44.6
Non-North American Furniture Solutions	84.9	66.8	18.1
Specialty and Consumer	42.7	28.0	14.7
Corporate	—	—	—
Total	$458.1	$380.7

Operating Earnings (Loss):
North American Furniture Solutions	$28.3	$26.5	$1.8
Non-North American Furniture Solutions	9.6	2.7	6.9
Specialty and Consumer	4.2	2.0	2.2
Corporate	(0.3)	(2.0)	1.7
Total	$41.8	$29.2

The prior year quarterly and year-to-date information for net sales and operating income has been revised for the following fiscal periods as follows:

Prior Year Segment Data
(In millions)	Three Months Ended				Year-to-date
	August 28, 2010	November 28, 2010	February 26, 2011	May 28, 2011	May 28, 2011
Net Sales:
North American Furniture Solutions	$285.9	$307.6	$310.8	$320.5	$1,224.8
Non-North American Furniture Solutions	66.8	72.7	67.8	83.1	290.4
Specialty and Consumer	28.0	31.9	36.2	37.9	134.0
Corporate	—	—	—	—	—
Total	$380.7	$412.2	$414.8	$441.5	$1,649.2

Operating Earnings (Loss):
North American Furniture Solutions	$26.5	$27.3	$24.9	$20.7	$99.4
Non-North American Furniture Solutions	2.7	4.0	3.3	8.8	18.8
Specialty and Consumer	2.0	3.0	3.2	2.5	10.7
Corporate	(2.0)	(2.8)	(0.3)	(0.5)	(5.6)
Total	$29.2	$31.5	$31.1	$31.5	$123.3

Further information regarding the reportable operating segments can be found in Note 14.

Net sales within the North American Furniture Solutions segment were up $44.6 million to $330.5 million in the first quarter, representing a 15.6 percent increase over the first quarter last year. Orders within the North American segment increased by $60.5 million to $348.3 million compared to $287.8 million in the first quarter last year. The increase in both net sales and orders is a primarily a broad-based increase in activity across the core business, both in terms of sales regions and industry sectors. The increase in net sales for the North American segment was partially offset by the sale of the dealers during the first quarter of fiscal 2012 which drove a reduction in net sales compared to the prior year period.

Operating earnings in the first quarter within the North American segment were $28.3 million, up from $26.5 million in the first quarter last year.

This represents an increase of $1.8 million or 6.8 percent over the same period last year. Employee compensation expenses in the quarter were also higher than the prior year level due in large part to increased incentive bonus, wages and retirement benefit accruals. Operating earnings in the prior year included $5 million relating to favorable adjustments to Nemschoff purchase contingencies.

Net sales within the Non-North American Furniture Solutions segment were $84.9 million in the first quarter, an increase of $18.1 million from the first quarter of fiscal 2011 net sales of $66.8 million. This increase is attributable to significant increases in Europe, Asia and Latin America.

Operating income in the quarter for the Non-North American segment was $9.6 million, an increase of $6.9 million from operating income of $2.7 million in the first quarter of last year. During the first quarter we estimate the impact of changes in foreign currency exchange rates to have improved operating income by approximately $2 million.

Net sales within the Specialty and Consumer segment were $42.7 million compared to $28.0 million in the prior year period. This increase is attributable to significant growth across all products within this segment.

Operating Income in the quarter for the Specialty and Consumer segment was $4.2 million compared to $2.0 million in the prior year period.

Financial Condition, Liquidity, and Capital Resources
The table below presents certain key cash flow and capital highlights for the periods indicated.

(In millions)	Three Months Ended
	September 3, 2011	August 28, 2010
Cash and cash equivalents, end of period	$182.3	$132.4
Marketable securities, end of period	10.2	11.0
Cash provided by operating activities	39.2	7.9
Cash provided by (used in) investing activities	0.4	(5.7)
Cash provided by (used in) financing activities	0.8	(1.6)
Capital expenditures	(7.6)	(5.8)
Stock repurchased and retired	(0.8)	(0.6)
Interest-bearing debt, end of period (1)	250.0	301.0
Available unsecured credit facility, end of period (2)	140.1	140.4
(1) Amounts shown include the fair market values of the company's interest rate swap arrangements. The net fair value of these arrangements totaled $1.0 million at August 28, 2010. The company does not have interest rate swap arrangements as of September 3, 2011.
(2) Amounts shown are net of outstanding letters of credit of $9.9 million and $9.6 million at September 3, 2011 and August 28, 2010, respectively, which are applied against the company's unsecured credit facility.

Cash Flow — Operating Activities
Cash generated from operating activities was $39.2 million in the first quarter of fiscal 2012, as compared to $7.9 million in the prior year.

Quarter Ended September 3, 2011
Changes in working capital balances for the first quarter of fiscal 2011 drove a source of cash totaling $2.6 million. The main factors impacting working capital were decreases in accounts receivable and prepaid balances of $20.7 million and $14.2 million, respectively. These amounts were partially offset by decreases in accrued compensation and accounts payable of $22.6 million and $2.0 million, respectively. An increase in net inventory of $8.0 million also impacted working capital for the current quarter.

Quarter Ended August 28, 2010
Changes in working capital balances for the quarter drove a use of cash totaling $18.6 million. The main factors impacting working capital were an increase in accounts receivable and inventory balances of $19.1 million and $9.3 million, respectively. These amounts were partially offset by an increase in accounts payable and accrued income taxes of $5.9 million and $3.4 million, respectively.

Cash Flow — Investing Activities
Cash from investing activities was $0.4 million for the first quarter of fiscal 2012 compared to a use of cash of $5.7 million in the prior year period. The most significant cash outflow for the current quarter relates to an investment in capital assets. The company purchased $7.6 million in capital assets during the first quarter of fiscal 2012. This compares to $5.8 million in the prior year. At the end of the first quarter 2012, there were outstanding commitments for capital purchases of $3.1 million. The company expects that full-year capital purchases to be approximately $35 million to $40 million. This compares to full-year capital spending of $30.5 million in fiscal 2011. The company also received cash proceeds of $7.6 million from the sale of two dealerships during the current quarter.

Cash Flow — Financing Activities
Cash inflows from financing activities were $0.8 million during the first quarter of fiscal 2012. Cash outflows for dividend payments were $1.2 million or $0.022 per share during the first three months of both fiscal 2012 and fiscal 2011.

Outstanding standby letters of credit totaled $9.9 million and are considered as usage against our unsecured revolving credit facility at the end of the first quarter fiscal 2012. At the end of the first quarter the availability under this credit facility was $140.1 million. The provisions of the private placement notes and unsecured credit facility require that the company adhere to certain covenant restrictions and maintain certain performance ratios. The company was in compliance with all such restrictions and performance ratios this quarter and expect to remain in compliance in the future.

The company believes cash on hand, cash generated from operations, and the borrowing capacity will provide adequate liquidity to fund near term and future business operations and capital needs.

Contractual Obligations
Contractual obligations associated with the ongoing business and financing activities will require cash payments in future periods. A table summarizing the amounts and estimated timing of these future cash payments was provided in the company's Form 10-K filing for the year ended May 28, 2011.

Guarantees
The company provides certain guarantees to third parties under various arrangements in the form of product warranties, loan guarantees, standby letters of credit, lease guarantees, performance bonds and indemnification provisions. These arrangements are accounted for and/or disclosed in accordance with FASB ASC Topic 460, Guarantees, (“ASC Topic 460”) as described in Note 13 to the condensed consolidated financial statements.

Variable Interest Entities
On occasion, the company provides financial support to certain independent dealers in the form of term loans, lines of credit, and/or loan guarantees that may represent variable interests in such entities. As of September 3, 2011, the company was not considered the primary beneficiary of any such dealer relationships under FASB ASC Topic 810, Consolidation (“ASC Topic 810”). Accordingly, the company is not required to consolidate the financial statements of any of these entities during the first three months of fiscal 2012.

The risk and rewards associated with the interests in these dealerships are primarily limited to the outstanding loans and guarantee amounts. As of September 3, 2011, the company's maximum exposure to potential losses, net of reserve amounts, related to outstanding loans to these other entities was zero.

Contingencies
See Note 13 to the condensed consolidated financial statements.

Critical Accounting Policies
The company strives to report financial results clearly and understandably. The company follows accounting principles generally accepted in the United States in preparing our consolidated financial statements, which require certain estimates and judgments that affect the financial position and results of operations for the company. The company continually reviews the accounting policies and financial information disclosures. A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the company's Form 10-K filing for the year ended May 28, 2011. During the first three months of fiscal 2012, there was no material change in the accounting policies and assumptions previously disclosed.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The information concerning quantitative and qualitative disclosures about market risk contained in the Company’s Annual Report on Form 10-K for its fiscal year ended May 28, 2011 is incorporated herein by reference.

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

Defined Benefit Pension Plans
The company is exposed to risks in its defined benefit pension plan balance sheet liability arising from sensitivity to changes in yields on high-quality corporate bonds, which are used to determine the Projected Benefit Obligation (PBO), and on actual market returns on plan assets. An increase or decrease to bond yields causes an inverse effect on the PBO and increased or decreased returns on assets have a corresponding one-to-one effect on the balance sheet liability. A decline in the value of pension plan assets or rise in pension plan PBO could result in increases to the balance sheet pension liability, increases in pension expense, and increases in required funding. At the end of fiscal year 2011 the discount rate used for establishing the primary U.S. defined benefit plan's balance sheet liability and projected fiscal 2012 net periodic benefit costs was 4.75 percent. As a rule of thumb, the company views a change of 100 basis points (in this discount rate) as having a 10 percent effect on the plan's Projected Benefit Obligation or an approximately $30 million effect on the pension balance sheet liability. Generally, both the PBO and plan assets are determined as of the fiscal year-end measurement date.

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

In the normal course of business, the company enters into contracts denominated in foreign currencies. The principal foreign currencies in which the company conducts its business are the British pound sterling, European euro, Canadian dollar, Australian dollar, Japanese yen, Mexican peso, Brazilian real, Indian rupee and Chinese renminbi. As of September 3, 2011, eleven contracts in total were placed to offset various currency exposures. To offset net asset exposure denominated in non-functional currency, nine forwards contracts were placed including two forward contracts to sell 2.6 million euros, 6 forward contracts to sell 2.7 million U.S. dollars, and one forward contract to sell 0.4 million Australian dollars. Conversely, two contracts were placed to offset the company's net liability exposure denominated in non-functional currency. These contracts included two forward contracts to buy 0.8 million U.S. dollars. As of May 28, 2011, the company had outstanding, sixteen forward currency instruments designed to offset either net asset or net liability exposure that is denominated in non-functional currencies. Two forward contracts were placed to offset a 3.1 million euro-denominated net asset exposure and five forward contracts were placed to offset a 7.6 million U.S. dollar-denominated net asset exposure. One forward contract was placed to offset 0.4 million Australian dollar-denominated net asset exposure. Eight forward contracts were placed to offset a 2.4 million U.S.dollar-denominated net liability exposure.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Under the supervision of, and with the participation of management, the company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 3, 2011, and have concluded that as of that date, the company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
There were no changes in the company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended September 3, 2011, that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

HERMAN MILLER, INC.
PART II — OTHER INFORMATION

Item 1:	Legal Proceedings

Referred to in Note 13 of the condensed consolidated financial statements.

Item 1A:	Risk Factors

There have been no material changes from the information provided in the company's Annual Report on Form 10-K for the year ended May 28, 2011.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(A) Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during the quarter ended September 3, 2011.

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
5/29/11-7/2/11	2,636	$27.22	2,636	$169,276,781
7/3/11-7/30/11	21,750	$26.32	21,750	$168,704,335
7/31/11-9/3/11	743	$21.41	743	$168,688,427
Total	25,129		25,129
(1) No shares were purchased outside of a publicly announced plan or program.

No repurchase plans expired or were terminated during the first quarter of fiscal 2012, nor do any plans exist under which the company does not intend to make further purchases.

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

The following exhibits (listed by number corresponding to the Exhibit table as Item 601 in Regulation S-K) are filed with this Report:

10     Material Contracts

(a)     Form of Herman Miller, Inc. Long-Term Incentive Plan Restricted Stock Unit Award, exhibit 10.1.

(b)    Herman Miller, Inc. Long-Term Incentive Plan, effective October 10, 2011, exhibit 10.2.

(c)    Herman Miller, Inc. Amended and Restated Nonemployee Officer and Director Deferred Compensation
Stock Purchase Plan, exhibit 10.3.

(d)    Herman Miller, Inc. Amended and Restated Key Executive Deferred Compensation Plan, dated January 23,
2006, exhibit 10.4.

(e)    Herman Miller, Inc. Executive Incentive Cash Bonus Plan dated April 24, 2006, exhibit 10.5.

31.1 Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended September 3, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of September 3, 2011, and May 28, 2011, (ii) Consolidated Condensed Statements of Operations for the three-months ended September 3, 2011 and August 28, 2010, (iii) Consolidated Condensed Statements of Cash Flows for the three-months ended September 3, 2011 and August 28, 2010, and (iv) Notes to Consolidated Condensed Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

HERMAN MILLER, INC.

October 12, 2011	/s/ Brian C. Walker
Brian C. Walker
Chief Executive Officer
(Duly Authorized Signatory for Registrant)

October 12, 2011	/s/ Gregory J. Bylsma
Gregory J. Bylsma
Chief Financial Officer
(Principal Accounting Officer and Duly Authorized Signatory for Registrant)