Form 10-Q
period 2011-12-03
MILLER HERMAN INC
filed 2012-01-11
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ _ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended December 3, 2011	Commission File No. 001-15141

HERMAN MILLER, INC.

A Michigan Corporation	ID No. 38-0837640

855 East Main Avenue, Zeeland, MI 49464-0302	Phone (616) 654 3000

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
Yes [_] No [ X ]

Common Stock Outstanding at January 4, 2012 - 58,283,036 shares

HERMAN MILLER, INC. FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 3, 2011

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions Except Share Data)
(Unaudited)

	December 3, 2011	May 28, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$181.0	$142.2
Marketable securities	9.7	11.0
Accounts receivable, net	189.1	193.1
Inventories, net	68.1	66.2
Prepaid expenses and other	44.9	59.2
Total current assets	492.8	471.7
Property and equipment, at cost	712.1	713.4
Less — accumulated depreciation	(550.6)	(544.3)
Net property and equipment	161.5	169.1
Other Assets:
Goodwill and indefinite-lived intangibles	132.7	133.6
Other amortizable intangibles, net	23.5	24.3
Other noncurrent assets	9.6	9.3
Total other assets	165.8	167.2
Total Assets	$820.1	$808.0

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$110.0	$112.7
Accrued compensation and benefits	53.0	77.1
Other accrued liabilities	72.9	76.0
Total current liabilities	235.9	265.8
Long-term Liabilities:
Long-term debt, less current maturities	250.0	250.0
Pension and post-retirement benefits	50.6	51.6
Other liabilities	32.9	35.6
Total long-term liabilities	333.5	337.2
Total Liabilities	569.4	603.0
Stockholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized, none issued)	—	—
Common stock, $0.20 par value (240,000,000 shares authorized)	11.7	11.6
Additional paid-in capital	87.1	82.0
Retained earnings	263.9	218.2
Accumulated other comprehensive loss	(109.6)	(104.2)
Key executive deferred compensation plans	(2.4)	(2.6)
Total Stockholders' Equity	250.7	205.0
Total Liabilities and Stockholders' Equity	$820.1	$808.0

See accompanying notes to condensed consolidated financial statements.

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 3, 2011	November 27, 2010	December 3, 2011	November 27, 2010
Net Sales	$445.6	$412.2	$903.7	$792.9
Cost of Sales	293.5	276.4	597.3	533.5
Gross Margin	152.1	135.8	306.4	259.4
Operating Expenses	111.4	102.2	223.9	195.7
Restructuring and Other Related Expenses	—	2.1	—	3.0
Operating Earnings	40.7	31.5	82.5	60.7
Other Expenses:
Interest expense	4.7	5.1	9.2	10.1
Other, net	0.4	0.1	0.9	1.1
Earnings Before Income Taxes	35.6	26.3	72.4	49.5
Income Tax Expense	11.9	8.4	24.1	15.5
Net Earnings	$23.7	$17.9	$48.3	$34.0
Earnings Per Share — Basic	$0.41	$0.31	$0.83	$0.60
Earnings Per Share — Diluted	$0.41	$0.26	$0.83	$0.48
Dividends Declared, Per Share	$0.0220	$0.0220	$0.0440	$0.0440

See accompanying notes to condensed consolidated financial statements.

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS
(Dollars in Millions)
(Unaudited)

	Six Months Ended
	December 3, 2011	November 27, 2010
Cash Flows from Operating Activities:
Net earnings	$48.3	$34.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	19.0	19.7
Stock-based compensation	3.0	1.9
Pension and post-retirement expense	5.6	6.6
Restructuring and other related expenses	—	3.0
Contingent consideration adjustment	—	(9.7)
Other, net	1.5	1.3
Increase in current assets	(11.8)	(64.4)
Increase (decrease) in current liabilities	(19.9)	47.9
Decrease in non-current liabilities	(7.0)	(9.8)
Net Cash Provided by Operating Activities	38.7	30.5

Cash Flows from Investing Activities:
Proceeds from sales of dealers	13.8	—
Marketable securities purchases	(2.5)	(2.0)
Marketable securities sales	3.9	2.8
Capital expenditures	(13.2)	(12.2)
Other, net	(1.1)	(1.4)
Net Cash Provided by (Used in) Investing Activities	0.9	(12.8)

Cash Flows from Financing Activities:
Dividends paid	(2.5)	(2.5)
Common stock issued	5.1	1.3
Common stock repurchased and retired	(2.7)	(0.9)
Other, net	—	(0.3)
Net Cash Used in Financing Activities	(0.1)	(2.4)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(0.7)	2.1

Net Increase in Cash and Cash Equivalents	38.8	17.4

Cash and Cash Equivalents, Beginning of Period	142.2	130.5

Cash and Cash Equivalents, End of Period	$181.0	$147.9

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

The accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position of the company as of December 3, 2011, and the results of its operations and cash flows for the interim periods presented. Operating results for the six-month period ended December 3, 2011, are not necessarily indicative of the results that may be expected for the year ending June 2, 2012. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the company's Form 10-K filing for the year ended May 28, 2011. Certain prior year information has been reclassified to conform to the current year presentation.

2. NEW ACCOUNTING STANDARDS
In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2011-05, Comprehensive Income (Topic 350)-Presentation of Comprehensive Income. ASU 2011-05 gives the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendment eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 should be applied retrospectively. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011. The company does not expect the provisions of ASU 2011-05 to have a material effect on its financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350)-Testing Goodwill for Impairment. ASU 2011-08 gives the option to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit. Under the amendments in this ASU, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011. The company does not expect the provisions of ASU 2011-08 to have a material effect on its financial position, results of operations or cash flows.

3. FISCAL YEAR
The company's fiscal year ends on the Saturday closest to May 31. Fiscal 2012, the year ending June 2, 2012, and fiscal 2011, the year ending May 28, 2011, contain 53 weeks and 52 weeks, respectively. The first six months of fiscal 2012 and fiscal 2011 contained 27 weeks and 26 weeks, respectively. The three month periods ended December 3, 2011 and November 27, 2010 each contained 13 weeks.

4. COMPREHENSIVE INCOME
Comprehensive income consists of net earnings, foreign currency translation adjustments, and unrealized holding gain (loss) on “available-for-sale” securities and pension liability adjustments. The following table presents comprehensive income for the periods indicated:

(In millions)	Three Months Ended		Six Months Ended
	December 3, 2011	November 27, 2010	December 3, 2011	November 27, 2010
Net earnings	$23.7	$17.9	$48.3	$34.0
Other comprehensive income (loss)
Foreign currency translation adjustments	(4.0)	1.6	(5.4)	4.2
Unrealized holding gain (net of tax)	—	—	—	0.1
Total comprehensive income	$19.7	$19.5	$42.9	$38.3

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
During the second quarter of fiscal 2012 the company completed the sale of one wholly-owned contract furniture dealership in California. The effect of these transactions on the company's consolidated financial statements was not material.

6. INVENTORIES

(In millions)	December 3, 2011	May 28, 2011
Finished goods	$37.9	$34.6
Work in process	9.5	11.6
Raw materials	20.7	20.0
Total	$68.1	$66.2

Inventories are valued at the lower of cost or market and include material, labor, and overhead. The inventories of the majority of domestic manufacturing subsidiaries are valued using the last-in, first-out method (LIFO). The inventories of all other subsidiaries are valued using the first-in, first-out method.

7. GOODWILL AND INDEFINITE-LIVED INTANGIBLES
Goodwill and other indefinite-lived assets included in the Condensed Consolidated Balance Sheets consist of the following as of December 3, 2011 and May 28, 2011:

(In millions)	Goodwill	Indefinite-lived Intangible Assets	Total Goodwill and Indefinite-lived Intangible Assets
May 28, 2011	$110.4	$23.2	$133.6
Sale of dealers allocation	(0.6)	—	(0.6)
Currency-related adjustments	(0.3)	—	(0.3)
December 3, 2011	$109.5	$23.2	$132.7

8. EMPLOYEE BENEFIT PLANS
The following tables summarize the costs of the company's employee pension and other post-retirement plans for the periods indicated.

(In millions)	Three Months Ended
	Pension Benefits		Other Post-Retirement Benefits
	December 3, 2011	November 27, 2010	December 3, 2011	November 27, 2010
Domestic:
Service cost	$1.7	$1.7	$—	$—
Interest cost	3.6	3.7	0.1	0.1
Expected return on plan assets	(4.8)	(4.6)	—	—
Net amortization loss	1.8	1.5	0.1	0.1
Net periodic benefit cost	$2.3	$2.3	$0.2	$0.2

International:
Service cost	$0.4	$0.5
Interest cost	1.0	1.1
Expected return on plan assets	(1.2)	(1.1)
Net amortization loss	0.1	0.3
Net periodic benefit cost	$0.3	$0.8

(In millions)	Six Months Ended
	Pension Benefits		Other Post-Retirement Benefits
	December 3, 2011	November 27, 2010	December 3, 2011	November 27, 2010
Domestic:
Service cost	$3.5	$3.4	$—	$—
Interest cost	7.2	7.5	0.2	0.2
Expected return on plan assets	(9.6)	(9.2)	—	—
Net amortization loss	3.6	3.0	0.1	0.2
Net periodic benefit cost	$4.7	$4.7	$0.3	$0.4

International:
Service cost	$0.8	$0.9
Interest cost	2.0	2.1
Expected return on plan assets	(2.4)	(2.1)
Net amortization loss	0.2	0.6
Net periodic benefit cost	$0.6	$1.5

Subsequent to the end of the second quarter the company contributed $5.1 million in cash to its domestic benefit plans. The company estimates that contributions of $4.1 million will be made to its primary domestic benefit plan in the remaining months of fiscal 2012.

9. COMMON STOCK AND EARNINGS PER SHARE
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS).

	Three Months Ended		Six Months Ended
	December 3, 2011	November 27, 2010	December 3, 2011	November 27, 2010
Numerators:
Numerator for basic EPS, net earnings (In millions)	$23.7	$17.9	$48.3	$34.0
Income from adjustments to contingent consideration that can be settled in common stock at the company's option, net of tax (In millions)	—	(2.8)	—	(6.2)
Numerator for diluted EPS, net earnings (In millions)	$23.7	$15.1	$48.3	$27.8

Denominators:
Denominator for basic EPS, weighted-average common shares outstanding	58,160,339	57,034,222	58,108,349	57,005,344

Potentially dilutive shares resulting from stock plans and contingent consideration issued for acquisition	227,447	634,169	266,785	761,362

Denominator for diluted EPS	58,387,786	57,668,391	58,375,134	57,766,706

Options to purchase 2,096,240 shares and 2,484,617 shares of common stock for the three months ended December 3, 2011 and November 27, 2010, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive. Options to purchase 1,942,748 and 2,444,609 shares of common stock for the six months ended December 3, 2011 and November 27, 2010, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.

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

10. STOCK-BASED COMPENSATION
Compensation costs related to the company's stock-based compensation plans resulted in an expense of $1.6 million and $1.1 million for the three month periods ending December 3, 2011 and November 27, 2010, respectively. The related income tax benefit was $0.6 million and $0.4 million for the three month periods ending December 3, 2011 and November 27, 2010, respectively. For the six months ended December 3, 2011 and November 27, 2010, compensation costs were $3.0 million and $1.9 million, respectively. The related income tax benefit for the respective six-month periods was $1.1 million and $0.7 million.

Stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three and six months ended December 3, 2011 and November 27, 2010 has been reduced for estimated forfeitures, as it is based on awards ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

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

	Three Months Ended		Six Months Ended
	December 3, 2011 (5)	November 27, 2010	December 3, 2011	November 27, 2010
Risk-free interest rates (1)		0.4%	1.75%	0.4% - 2.0%
Expected term of options (in years) (2)		2.0	5.5	2.0 - 5.5
Expected volatility (3)		54.0%	42.0%	42.0% - 54.0%
Dividend yield (4)		0.4%	0.34%	0.4% - 0.5%
Weighted-average grant-date fair value of stock options:
Granted with exercise prices equal to the fair market value of the stock on the date of grant		$5.80	$10.15	$6.74

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
(5) No stock options were granted during the three months ended December 3, 2011.

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

Restricted Stock Units
The company grants restricted stock units to certain key employees. This program provides that the actual number of restricted stock units awarded is based on the value of a portion of the participant's long-term incentive compensation divided by the fair value of the company's stock on the date of grant. In some years the awards have been partially tied to the company's financial performance for the year in which the grant was based. The awards generally cliff-vest after a three-year service period, with prorated vesting under certain circumstances and full or partial accelerated vesting upon retirement. Each restricted stock unit represents one equivalent share of the company's common stock to be awarded, free of restrictions, after the vesting period. Compensation expense related to these awards is recognized over the requisite service period, which includes any applicable performance period. Dividend equivalent awards are credited quarterly. The units do not entitle participants the rights of shareholders of common stock, such as voting rights until shares are issued after the vesting period.

11. INCOME TAXES
The effective tax rates for the three months ended December 3, 2011 and November 27, 2010, were 33.4 percent and 32.0 percent, respectively. For the six months ended December 3, 2011 and November 27, 2010, the effective tax rates were 33.3 percent and 31.3 percent respectively.
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

The company has income tax accruals associated with uncertain tax benefits totaling $1.7 million and $1.9 million as of December 3, 2011 and November 27, 2010, respectively.

The company recognizes interest and penalties related to uncertain tax benefits through income tax expense in its statement of operations. Interest and penalties recognized in the company's Condensed Consolidated Statements of Operations during the six-month periods ended December 3, 2011 and November 27, 2010 were negligible, respectively. As of December 3, 2011 and November 27, 2010, the company's recorded liability for potential interest and penalties related to uncertain tax benefits totaled $0.6 million and $0.7 million, respectively.

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

The following tables set forth financial assets and liabilities measured at fair value in the Condensed Consolidated Balance Sheets and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of December 3, 2011 and May 28, 2011.

(In millions)	Fair Value Measurements
	December 3, 2011	May 28, 2011
Financial Assets	Quoted Prices With Other Observable Inputs (Level 2)	Quoted Prices With Other Observable Inputs (Level 2)
Available-for-sale marketable securities:
Asset-backed securities	$0.2	$2.3
Corporate securities	2.4	3.6
Government obligations	3.2	1.1
Mortgage-backed securities	3.9	4.0
Foreign currency forward contracts	—	0.7
Deferred compensation plan	3.0	2.6
Total	$12.7	$14.3

Financial Liabilities
Foreign currency forward contracts	$0.1	$0.3
Total	$0.1	$0.3

The company does not hold any level 3 investments. The following is a summary of the carrying and market values of the company's marketable securities as of the respective dates.

	December 3, 2011
(In millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value
Asset-backed securities	$0.2	$—	$—	$0.2
Corporate securities	2.4	—	—	2.4
Government obligations	3.2	—	—	3.2
Mortgage-backed securities	3.8	0.1	—	3.9
Total	$9.6	$0.1	$—	$9.7

	May 28, 2011
(In millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value
Asset-backed securities	$2.3	$—	$—	$2.3
Corporate securities	3.6	—	—	3.6
Government obligations	1.1	—	—	1.1
Mortgage-backed securities	3.9	0.1	—	4.0
Total	$10.9	$0.1	$—	$11.0

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

Maturities of debt securities included in marketable securities as of December 3, 2011, are as follows.

(In millions)	Cost	Fair Value
Due within one year	$3.4	$3.5
Due after one year through five years	6.0	6.0
Due after five years through ten years	0.2	0.2
Total	$9.6	$9.7

There were no investments in unrealized loss positions as of December 3, 2011 and November 27, 2010.

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

(In millions)	Three Months Ended		Six Months Ended
	December 3, 2011	November 27, 2010	December 3, 2011	November 27, 2010
Accrual Balance — beginning	$19.0	$16.0	$17.0	$16.0
Accrual for warranty matters	5.5	2.7	12.3	6.0
Settlements and adjustments	(5.8)	(2.8)	(10.6)	(6.1)
Accrual Balance — ending	$18.7	$15.9	$18.7	$15.9

Guarantees
The company is periodically required to provide performance bonds in order to do business with certain customers. These arrangements are common and generally have terms ranging between one and three years. The bonds are required to provide assurances to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies; however, the company is ultimately liable for claims that may occur against them. As of December 3, 2011, the company had a maximum financial exposure related to performance bonds totaling approximately $11.6 million. The company has no history of claims, nor is it aware of circumstances that would require it to pay under any of these arrangements. The company also believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company's financial statements. Accordingly, no liability has been recorded as of December 3, 2011 and May 28, 2011.

The company has entered into standby letter of credit arrangements for the purpose of protecting various insurance companies against default on the payment of certain premiums and claims. A majority of these arrangements are related to the company's wholly-owned captive insurance company. As of December 3, 2011, the company had a maximum financial exposure from these standby letters of credit totaling approximately $9.9 million. The company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company's financial statements. Accordingly, no liability has been recorded as of December 3, 2011 and May 28, 2011.

Contingencies
The company leases a facility in the U.K. under an agreement that expired in June 2011, and the company plans to continue to lease the facility on a month to month basis. Under the terms of the lease, the company is required to perform the maintenance and repairs necessary to address the general dilapidation of the facility. The ultimate cost of this provision to the company is dependent on a number of factors including, but not limited to, the future use of the facility by the lessor and whether the company chooses and is permitted to renew the lease term. The company has estimated the cost of these maintenance and repairs to be between $0 million and $3.0 million, depending on the outcome of future plans and negotiations. As a result, an estimated liability of 1.2 million has been recorded under the caption “Other accrued liabilities” in the Condensed Consolidated Balance Sheets at December 3, 2011, and May 28, 2011, respectively.

The company has an additional lease obligation in the U.K. until May 2014 for a facility that it previously exited. The estimated liability of $1.4 million and $1.7 million is reflected under the caption “Other liabilities” in the Condensed Consolidated Balance Sheets at December 3, 2011 and May 28, 2011, respectively.

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

14. OPERATING SEGMENTS
During the first quarter of fiscal 2012, we undertook an organizational realignment whereby our products sold related to the consumer retail business, the Herman Miller Collection, and Geiger became the responsibility of one segment manager reporting to our chief operating decision maker. The realignment of these businesses has resulted in a new Specialty and Consumer segment. As a result, our reportable segments now consist of North American Furniture Solutions, Non-North American Furniture Solutions, and Specialty and Consumer. Prior year results have been revised to reflect this change.

The North American Furniture Solutions segment includes the operations associated with the design, manufacture, and sale of furniture products for work-related settings, including office, education, and healthcare environments, throughout the United States and Canada. The business associated with the company's owned contract furniture dealers is also included in the North American Furniture Solutions segment. The Non-North American Furniture Solutions segment includes the operations associated with the design, manufacture, and sale of furniture products, primarily for work-related settings, for Mexico and outside of North America. The Specialty and Consumer segment includes the operations associated with the design, manufacture, and sale of high-end furniture products including Geiger wood products, Herman Miller Collection products and our North American consumer retail business.

The company also reports a “Corporate” category consisting primarily of startup business and unallocated corporate expenses including restructuring and impairment costs.

The performance of the operating segments is evaluated by the company's management using various financial measures. The following is a summary of certain key financial measures for the respective fiscal periods indicated:

	Three Months Ended		Six Months Ended
(In millions)	December 3, 2011	November 27, 2010	December 3, 2011	November 27, 2010
Net Sales:
North American Furniture Solutions	$321.7	$307.6	$652.2	$593.5
Non-North American Furniture Solutions	87.5	72.7	172.4	139.5
Specialty and Consumer	36.4	31.9	79.1	59.9
Corporate	—	—	—	—
Total	$445.6	$412.2	$903.7	$792.9

Depreciation and Amortization:
North American Furniture Solutions	$8.1	$8.5	$16.2	$17.1
Non-North American Furniture Solutions	1.0	0.8	1.9	1.6
Specialty and Consumer	0.5	0.5	0.9	1.0
Corporate	—	—	—	—
Total	$9.6	$9.8	$19.0	$19.7

Operating Earnings (Loss):
North American Furniture Solutions	$28.5	$27.4	$56.8	$53.9
Non-North American Furniture Solutions	8.8	4.0	18.4	6.7
Specialty and Consumer	3.6	2.9	7.8	4.9
Corporate	(0.2)	(2.8)	(0.5)	(4.8)
Total	$40.7	$31.5	$82.5	$60.7

Capital Expenditures:
North American Furniture Solutions	$3.6	$5.5	$7.1	$10.3
Non-North American Furniture Solutions	0.5	0.8	1.6	1.7
Specialty and Consumer	1.5	—	4.5	0.2
Corporate	—	—	—	—
Total	$5.6	$6.3	$13.2	$12.2

(In millions)	December 3, 2011	May 28, 2011
Total Assets
North American Furniture Solutions	$605.1	$611.6
Non-North American Furniture Solutions	159.8	142.4
Specialty and Consumer	55.2	54.0
Corporate	—	—
Total	$820.1	$808.0

Total Goodwill
North American Furniture Solutions	$102.7	$103.3
Non-North American Furniture Solutions	5.8	6.1
Specialty and Consumer	1.0	1.0
Corporate	—	—
Total	$109.5	$110.4

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

15. LONG-TERM DEBT
During the second quarter of fiscal 2012, the company entered into an amendment and restatement of the syndicated revolving line of credit, which provides the company with up to $150 million in revolving variable interest borrowing capacity and includes an "accordion feature" allowing the company to increase, at its option and subject to the approval of the participating banks, the aggregate borrowing capacity of the facility by $75 million. The facility expires in November of 2016 and outstanding borrowings bear interest at rates based on the prime rate, federal funds rate, LIBOR, or negotiated rates as outlined in the agreement. Interest is payable periodically throughout the period a borrowing is outstanding. As of December 3, 2011 and May 28, 2011, total usage against this facility was $9.9 million and $9.4 million, respectively, all of which related to outstanding letters of credit.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors that affected the company's financial condition, earnings and cash flow during the periods included in the accompanying condensed consolidated financial statements and should be read in conjunction with our Annual report on Form 10-K for the fiscal year ended May 28, 2011. References to “Notes” are to the footnote disclosures included in the condensed consolidated financial statements.

Discussion of Current Business Conditions
Our fiscal 2012 year-to-date results included 27 weeks of operations as opposed to a typical 26 week period. This extra week, which occurred during the first quarter of fiscal 2012, is required approximately every six years in order to re-align our fiscal reporting dates with the actual calendar months. This is a factor that should be considered when comparing our year-to-date financial results to the prior year period, which included 26 weeks of operations.

On a consolidated basis, the company reported net sales in the second quarter of $445.6 million; an increase of 8.1% from the second quarter of fiscal 2011. Net sales were down $12.5 million sequentially from sales of $458.1 million reported in the first quarter of fiscal 2012. However, net sales were up 4.7% sequentially, after adjusting for the extra week of operations included in the first quarter of this fiscal year.

Orders in the second quarter were down 1.6% from the the level reported in the first quarter of this year after adjusting for the extra week. Subsequent to the first quarter of fiscal 2012 we implemented a general price increase averaging 2.5 percent. As a result, we estimate that between $10 million and $12 million of new orders were received in the first quarter that would have otherwise been entered in the second quarter of fiscal 2012. New orders of $440.0 million in the second quarter were 4.7% lower on a year-over-year basis due to a decrease in orders from the federal government as well as the pull ahead of orders due to the price increase.

Our North American, Non-North American and Specialty and Consumer businesses showed solid year-over-year increases in net sales and profitability growth. The North American business sales and orders were negatively impacted this quarter by the sale of two owned dealerships during June and one in November of fiscal 2012.

Operating earnings in the quarter were $40.7 million or 9.1 percent of sales, up $9.2 million from the prior year. The company did not incur any restructuring expenses in the quarter compared to $2.1 million in the second quarter of fiscal 2011. The prior year quarter included a $4.4 million favorable adjustment related to Nemschoff purchase contingencies.

The Business Institutional Furniture Manufacturers Association's (BIFMA) most recent domestic industry forecast was released in November 2011. This forecast anticipated that orders and shipments will moderate for the remainder of calendar 2011, with a full year over year increase of approximately 9 and 15 percent, respectively. BIFMA's outlook for calendar 2012 forecasts orders and shipments decreasing approximately 1 and 2 percent, respectively.

Analysis of Second Quarter Results
The following table presents certain key highlights from the results of operations for the periods indicated.

(In millions, except per share data)	Three Months Ended			Six Months Ended
	December 3, 2011	November 27, 2010	Percent Change	December 3, 2011	November 27, 2010	Percent Change
Net Sales	$445.6	$412.2	8.1%	$903.7	$792.9	14.0%
Gross Margin	152.1	135.8	12.0	306.4	259.4	18.1
Operating Expenses	111.4	102.2	9.0	223.9	195.7	14.4
Restructuring	—	2.1	(100.0)	—	3.0	(100.0)
Operating Earnings	40.7	31.5	29.2	82.5	60.7	35.9
Net Earnings	23.7	17.9	32.4	48.3	34.0	42.1
Earnings per share - diluted	0.41	0.26	57.7	0.83	0.48	72.9
Orders	440.0	461.8	(4.7)	921.4	855.7	7.7
Backlog	$280.8	$314.6	(10.7)%

The following table presents, for the periods indicated, the components of the company's Condensed Consolidated Statements of Operations as a percentage of net sales.

	Three Months Ended		Six Months Ended
	December 3, 2011	November 27, 2010	December 3, 2011	November 27, 2010
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	65.9	67.1	66.1	67.3
Gross Margin	34.1	32.9	33.9	32.7
Operating Expenses	25.0	24.8	24.8	24.7
Restructuring	—	0.5	—	0.4
Operating Margin	9.1	7.6	9.1	7.7
Other Expense, net	1.1	1.3	1.1	1.4
Earnings Before Income Taxes	8.0	6.4	8.0	6.2
Income Tax Expense	2.7	2.0	2.7	2.0
Net Earnings	5.3%	4.3%	5.3%	4.3%

Consolidated Sales, Orders, and Backlog
Net sales in the second quarter of fiscal 2012 were $445.6 million, an increase of 8.1 percent from the same period last year. Foreign exchange rate changes increased net sales by approximately $1.1 million in the second quarter of fiscal year 2012.

On a sequential quarter basis, consolidated net sales were down $12.5 million from $458.1 million in the first quarter of fiscal 2012, which represents a 2.7 percent decrease.

For the first six months of fiscal 2012, net sales of $903.7 million increased $110.8 million, or 14.0 percent versus the prior year.The increase in net sales was broad-based across the business. Foreign exchange rate changes increased net sales by approximately $8.8 million in fiscal 2012 year-to-date.

Orders in the second quarter were $440.0 million, a decrease of $21.8 million or 4.7 percent over the same period last year. On a sequential quarter basis, consolidated orders decreased 8.6 percent. Subsequent to the first quarter of fiscal 2012 we implemented a general price increase averaging 2.5 percent. As a result, we estimate that between $10 million and $12 million of new orders were received in the first quarter that would have otherwise been entered in the second quarter of fiscal 2012.

For the first six months of fiscal 2012, consolidated orders of $921.4 million increased $65.7 million, or 7.7 percent versus the prior year.

The backlog of unfilled orders at December 3, 2011 was $280.8 million, a decrease of 33.8 million or 10.7 percent over the balance at the end of the second quarter last year.

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

For the three-month period ended December 3, 2011, our domestic U.S. shipments, as defined by BIFMA, increased 10.5 percent year-over-year, while domestic orders decreased 5.3 percent. BIFMA reported an estimated year-over-year increase in shipments of 3.1 percent and a decrease in orders of 2.7 percent for the comparable period.

Consolidated Gross Margin
Consolidated gross margin in the second quarter was 34.1 percent of net sales, an increase of 120 basis points compared to the second quarter last year. This increase was driven primarily by the company's recent price increases net of incremental discounting, which was partially offset by higher commodity costs during the quarter. In addition, incentive bonus expenses were lower relative to this same period last year.

Direct material costs at 42.7 percent of net sales decreased 30 basis points as a percent of net sales from the second quarter last year. This decrease was primarily driven by the price increases effect of increasing net sales, which was partially offset by higher commodity costs.

Direct labor at 6.6 percent of net sales for the second quarter was 30 basis points higher than the same period last year. This increase was primarily driven by a reduction in sales through the owned dealer network due to the divestitures of two dealerships in Texas and Colorado in the first quarter and a dealership in California in the second quarter which had the effect of increasing direct labor as a percent of sales.

Manufacturing overhead was 10.8 percent of net sales for the second quarter decreasing 110 basis points from the prior year period. This decrease was driven primarily by reduced overhead costs due to the divestitures of two dealerships in Texas and Colorado in the first quarter and a dealership in California in the second quarter as well as a decrease in employee incentive costs.

Freight costs were 4.1% of net sales for the second quarter decreasing 10 basis points compared to the same period last year.

Cost of sales and resulting gross margin are affected by changes in foreign currency exchange rates. During the second quarter we estimate the impact to be an improvement to gross margin of $0.8 million.

On a sequential-quarter basis, consolidated gross margins increased 40 basis points from 33.7 percent of net sales reported in the first quarter of fiscal 2012. This increase is driven primarily by cost leverage on higher production and lower incentive costs.

For the first six months of fiscal 2012 consolidated gross margin was 33.9 percent of net sales, an increase of 120 basis points over the gross margin reported in the same period last year. The increase is driven primarily by cost leverage on higher production.

Operating Expenses and Operating Earnings
Second quarter operating expenses were $111.4 million, or 25.0 percent of net sales, which is an increase of 20 basis points as a percent of net sales, and an increase of $9.2 million from the second quarter of fiscal 2011. Approximately $4.4 million of this increase relates to favorable adjustments made in the prior year period related to Nemschoff purchase contingencies. Much of the remaining increase was driven by variable expenses including royalties, warranty and sales incentives related to the growth in net sales between periods as well as an increase in employee wages and benefits. No restructuring costs were incurred in the second quarter of fiscal 2012, as compared to $2.1 million of restructuring costs included in the second quarter of fiscal 2011.

Operating expenses are also impacted by changes in foreign currency exchange rates. During the second quarter of fiscal 2012 and fiscal 2011, we estimate the impact to operating expenses to be an increase of approximately $0.2 million and decrease of $0.1 million, respectively.

Operating earnings in the second quarter were $40.7 million compared to earnings of $31.5 million in the same period last year. As a percentage of net sales, operating earnings were 9.1 percent as compared to operating earnings of 7.6 percent in the prior year.

For the first six months of fiscal 2012 operating expenses were $223.9 million, or 24.8 percent of net sales, which is a increase of 10 basis points from the same period last year. The increase in operating expenses as a percent of net sales was primarily driven by factors mentioned above in the quarterly comparison.

Other Income/Expense and Income Taxes
Net other expenses of $5.1 million in the second quarter of fiscal 2012 were $0.1 million lower compared to the prior year second quarter of $5.2 million. For the quarter, interest expense of $4.7 million is $0.4 million less than the same period last year due to the net reduction of $50 million of our long-term debt which occurred during the fourth quarter of fiscal 2011.

Net other expenses of $10.1 million in the first six months of fiscal 2012 were $1.1 million lower than the prior year period of $11.2 million. The decrease in the current year was primarily driven by a reduction in interest expense due to our reduced long-term debt levels.

The effective tax rates for the three months ended December 3, 2011 and November 27, 2010 were 33.4 percent and 32.0 percent, respectively. The effective tax rates for the six months ended December 3, 2011 and November 27, 2010 were 33.3 percent and 31.3 percent, respectively. The effective rate in the current year is below the statutory rate primarily due to the manufacturing deduction under the American Jobs Creation Act of 2004 (AJCA). The effective tax rate in the prior year was below the statutory rate primarily due to the AJCA and foreign tax credits recognized related to a dividend paid. The company expects the full year rate to be in the range of 32 percent to 34 percent.

Reportable Operating Segments
The business is comprised of various operating segments as defined by generally accepted accounting principles in the United States. These operating segments are determined on the basis of how we internally report and evaluate financial information used to make operating decisions. For external reporting purposes, we have identified the following reportable segments:

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

◦
Specialty and Consumer — Includes the operations associated with the design, manufacture, and sale of high-end furniture products including Geiger wood products, Herman Miller Collection products and our North American consumer retail business.

The reportable segments described above reflect a change made to our reportable segments during the first quarter of fiscal year 2012. The modification is a result of an organizational realignment whereby our operations related to the consumer retail business, the Herman Miller Collection, and Geiger are now the responsibility of one segment manager.

The company also reports a corporate category consisting primarily of startup business and unallocated corporate expenses including restructuring and impairment costs.

The current quarter and prior year period segment results are as follows:

(In millions)	Three Months Ended			Six Months Ended
	December 3, 2011	November 27, 2010	Change	December 3, 2011	November 27, 2010	Change
Net Sales:
North American Furniture Solutions	$321.7	$307.6	$14.1	$652.2	$593.5	$58.7
Non-North American Furniture Solutions	87.5	72.7	14.8	172.4	139.5	32.9
Specialty and Consumer	36.4	31.9	4.5	79.1	59.9	19.2
Corporate	—	—	—	—	—	—
Total	$445.6	$412.2		$903.7	$792.9

Operating Earnings (Loss):
North American Furniture Solutions	$28.5	$27.4	$1.1	$56.8	$53.9	$2.9
Non-North American Furniture Solutions	8.8	4.0	4.8	18.4	6.7	11.7
Specialty and Consumer	3.6	2.9	0.7	7.8	4.9	2.9
Corporate	(0.2)	(2.8)	2.6	(0.5)	(4.8)	4.3
Total	$40.7	$31.5		$82.5	$60.7

Further information regarding the reportable operating segments can be found in Note 14.

Net sales within the North American Furniture Solutions segment were up $14.1 million to $321.7 million in the second quarter, representing a 4.6 percent increase over the second quarter last year. Orders within the North American segment decreased by $45.7 million to $306.2 million compared to $351.9 million in the second quarter last year. The deconsolidation of the three dealers sold during fiscal 2012 lead to approximately a $10 million decrease in both net sales and orders during the current quarter within this segment.

Operating earnings in the second quarter within the North American segment were $28.5 million, up from $27.4 million in the second quarter last year. This represents an increase of $1.1 million or 4.0 percent over the same period last year. Operating earnings in the prior year included $4.4 million relating to favorable adjustments to Nemschoff purchase contingencies.

Net sales within the Non-North American Furniture Solutions segment were $87.5 million in the second quarter, an increase of $14.8 million from the second quarter of fiscal 2011 net sales of $72.7 million. This increase is attributable to significant increases in Europe, Asia and Latin America.

Operating income in the second quarter for the Non-North American segment was $8.8 million, an increase of $4.8 million from operating income of $4.0 million in the second quarter of last year. This increase was driven primarily by the increased profitability of the segment. During the second quarter we estimate the impact of changes in foreign currency exchange rates to have improved operating income by approximately $0.6 million.

Net sales within the Specialty and Consumer segment were $36.4 million compared to $31.9 million in the prior year period. This increase is attributable to growth in our Geiger wood products and specialty retail.

Financial Condition, Liquidity, and Capital Resources
The table below presents certain key cash flow and capital highlights for the periods indicated.

(In millions)	Six Months Ended
	December 3, 2011	November 27, 2010
Cash and cash equivalents, end of period	$181.0	$147.9
Marketable securities, end of period	9.7	11.5
Cash provided by operating activities	38.7	30.5
Cash provided by (used in) investing activities	0.9	(12.8)
Cash provided by (used in) financing activities	(0.1)	(2.4)
Capital expenditures	(13.2)	(12.2)
Stock repurchased and retired	(2.7)	(0.9)
Interest-bearing debt, end of period (1)	250.0	300.6
Available unsecured credit facility, end of period (2)	140.1	140.6
(1) Amounts shown include the fair market values of the company's interest rate swap arrangements. The net fair value of these arrangements totaled $0.6 million at November 27, 2010. The company does not have interest rate swap arrangements as of December 3, 2011.
(2) Amounts shown are net of outstanding letters of credit of $9.9 million and $9.4 million at December 3, 2011 and November 27, 2010, respectively, which are applied against the company's unsecured credit facility.

Cash Flow — Operating Activities
Cash generated from operating activities was $38.7 million for the six months ended December 3, 2011, as compared to $30.5 million in the prior year.

Six months Ended December 3, 2011
Through the first six months of fiscal 2012, changes in working capital balances drove a use of cash totaling $31.7 million. The main factors impacting working capital were an increase in accounts receivable and inventory balances of $15.0 million and $9.2 million, respectively. These amounts were partially offset by a decrease in prepaid balances of $12.4 million. A decrease in accrued compensation and bonus of $22.0 million also contributed to the use of cash. The company also contributed cash contributions of $3.7 million to the its primary domestic benefit plan during the first six months of fiscal 2012 compared to $8.9 million in the prior year period.

Six months Ended November 27, 2010
Through the first six months of the prior year, changes in working capital balances drove a use of cash totaling $16.5 million. The main factors impacting working capital were an increase in accounts receivable and inventory balances of $46.8 million and $19.5 million, respectively. These amounts were partially offset by an increase in accounts payable, accrued bonus, other accrued compensation and accrued income taxes of $25.2 million, $8.9 million, $7.2 million, and $4.9 million, respectively.

Cash Flow — Investing Activities
The most significant cash outflow during fiscal 2012 relates to investments in capital assets. The company purchased $5.6 million and $13.2 million in capital assets for the second quarter and first six months of fiscal 2012, respectively. This compares to $6.4 million and $12.2 million for the comparable periods in the prior year. At the end of the second quarter 2012, there were outstanding commitments for capital purchases of $5.9 million. The company expects that full-year capital purchases to be approximately $35 million. This compares to full-year capital spending of $30.5 million in fiscal 2011. The company also received cash proceeds of $6.2 million from the sale of a dealership during the current quarter and $13.8 million year-to-date, which includes the sale of two dealers during the first quarter of fiscal 2012.

Cash Flow — Financing Activities
Cash outflows from financing activities were $0.9 million during the second quarter of fiscal 2012 and $0.1 million year-to-date. Cash outflows for dividend payments were $2.5 million or $0.044 per share during the first six months of both fiscal 2012 and 2011.

Outstanding standby letters of credit totaled $9.9 million and are considered as usage against our unsecured revolving credit facility at the end of the second quarter fiscal 2012. At the end of the second quarter the availability under this credit facility was $140.1 million. The provisions of the private placement notes and unsecured credit facility require that the company adhere to certain covenant restrictions and maintain certain performance ratios. The company was in compliance with all such restrictions and performance ratios this quarter and expect to remain in compliance in the future.

The company believes cash on hand, cash generated from operations, and the borrowing capacity will provide adequate liquidity to fund near term and future business operations and capital needs. Management is also exploring options related to the funding and operations of the employee benefit plans.

Contractual Obligations
Contractual obligations associated with the ongoing business and financing activities will require cash payments in future periods. A table summarizing the amounts and estimated timing of these future cash payments was provided in the company's Form 10-K filing for the year ended May 28, 2011.

Guarantees
The company provides certain guarantees to third parties under various arrangements in the form of product warranties, loan guarantees, standby letters of credit, lease guarantees, performance bonds and indemnification provisions. These arrangements are accounted for and/or disclosed in accordance with FASB ASC Topic 460, Guarantees, as described in Note 13 to the condensed consolidated financial statements.

Variable Interest Entities
On occasion, the company provides financial support to certain independent dealers in the form of term loans, lines of credit, and/or loan guarantees that may represent variable interests in such entities. As of December 3, 2011, the company was not considered the primary beneficiary of any such dealer relationships under FASB ASC Topic 810, Consolidation. Accordingly, the company is not required to consolidate the financial statements of any of these entities during the first six months of fiscal 2012.

The risk and rewards associated with the interests in these dealerships are primarily limited to the outstanding loans and guarantee amounts. As of December 3, 2011, the company's maximum exposure to potential losses, net of reserve amounts, related to outstanding loans to these other entities was zero.

Contingencies
See Note 13 to the condensed consolidated financial statements.

Critical Accounting Policies
The company strives to report financial results clearly and understandably. The company follows accounting principles generally accepted in the United States in preparing our consolidated financial statements, which require certain estimates and judgments that affect the financial position and results of operations for the company. The company continually reviews the accounting policies and financial information disclosures. A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the company's Form 10-K filing for the year ended May 28, 2011. During the first six months of fiscal 2012, there was no material change in the accounting policies and assumptions previously disclosed.

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

In the normal course of business, the company enters into contracts denominated in foreign currencies. The principal foreign currencies in which the company conducts its business are the British pound sterling, European euro, Canadian dollar, Australian dollar, Japanese yen, Mexican peso, Brazilian real, Indian rupee and Chinese renminbi. As of December 3, 2011, eleven contracts in total were placed to offset various currency exposures. To offset net asset exposure denominated in non-functional currency, seven forwards contracts were placed including two forward contracts to sell 4.3 million euros, four forward contracts to sell 5.7 million U.S. dollars, and one forward contract to sell 0.5 million Australian dollars. Conversely, four contracts were placed to offset the company's net liability exposure denominated in non-functional currency. These contracts included four forward contracts to buy 4.6 million U.S. dollars. As of May 28, 2011, the company had outstanding, sixteen forward currency instruments designed to offset either net asset or net liability exposure that is denominated in non-functional currencies. Two forward contracts were placed to offset a 3.1 million euro-denominated net asset exposure and five forward contracts were placed to offset a 7.6 million U.S. dollar-denominated net asset exposure. One forward contract was placed to offset 0.4 million Australian dollar-denominated net asset exposure. Eight forward contracts were placed to offset a 2.4 million U.S.dollar-denominated net liability exposure.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Under the supervision of, and with the participation of management, the company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 3, 2011, and have concluded that as of that date, the company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
There were no changes in the company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended December 3, 2011, that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

HERMAN MILLER, INC.
PART II — OTHER INFORMATION

Item 1:	Legal Proceedings

Referred to in Note 13 of the condensed consolidated financial statements.

Item 1A:	Risk Factors

There have been no material changes from the information provided in the company's Annual Report on Form 10-K for the year ended May 28, 2011.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(A) Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during the quarter ended December 3, 2011.

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
9/4/11-10/1/11	583	$18.38	583	$168,677,710
10/2/11-10/29/11	3,132	$20.14	3,132	$168,614,641
10/30/11-12/3/11	82,888	$23.48	82,888	$166,668,431
Total	86,603		86,603
(1) No shares were purchased outside of a publicly announced plan or program.

No repurchase plans expired or were terminated during the second quarter of fiscal 2012, nor do any plans exist under which the company does not intend to make further purchases.

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

31.1 Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended December 3, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of December 3, 2011, and May 28, 2011, (ii) Consolidated Condensed Statements of Operations for the three-months ended December 3, 2011 and November 27, 2010 and for the six-months ended December 3, 2011 and November 27, 2010, (iii) Consolidated Condensed Statements of Cash Flows for the six-months ended December 3, 2011 and November 27, 2010, and (iv) Notes to Consolidated Condensed Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

HERMAN MILLER, INC.

January 11, 2012	/s/ Brian C. Walker
Brian C. Walker
Chief Executive Officer
(Duly Authorized Signatory for Registrant)

January 11, 2012	/s/ Gregory J. Bylsma
Gregory J. Bylsma
Chief Financial Officer
(Principal Accounting Officer and Duly Authorized Signatory for Registrant)