Form 10-Q
period 2012-03-03
MILLER HERMAN INC
filed 2012-04-11
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ _ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 3, 2012	Commission File No. 001-15141

HERMAN MILLER, INC.

A Michigan Corporation	ID No. 38-0837640

855 East Main Avenue, Zeeland, MI 49464-0302	Phone (616) 654 3000

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
Yes [_] No [ X ]

Common Stock Outstanding at April 9, 2012 - 58,329,299 shares

HERMAN MILLER, INC. FORM 10-Q
FOR THE QUARTER ENDED MARCH 3, 2012

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions Except Share Data)
(Unaudited)

	March 3, 2012	May 28, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$217.8	$142.2
Marketable securities	10.7	11.0
Accounts receivable, net	154.9	193.1
Inventories, net	56.3	66.2
Prepaid expenses and other	50.7	59.2
Total current assets	490.4	471.7
Property and equipment, at cost	715.6	713.4
Less — accumulated depreciation	(556.3)	(544.3)
Net property and equipment	159.3	169.1
Other Assets:
Goodwill and indefinite-lived intangibles	132.8	133.6
Other amortizable intangibles, net	23.0	24.3
Other noncurrent assets	10.2	9.3
Total other assets	166.0	167.2
Total Assets	$815.7	$808.0

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$93.2	$112.7
Accrued compensation and benefits	56.6	77.1
Other accrued liabilities	72.5	76.0
Total current liabilities	222.3	265.8
Long-term Liabilities:
Long-term debt, less current maturities	250.0	250.0
Pension and post-retirement benefits	43.4	51.6
Other liabilities	30.9	35.6
Total long-term liabilities	324.3	337.2
Total Liabilities	546.6	603.0
Stockholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized, none issued)	—	—
Common stock, $0.20 par value (240,000,000 shares authorized)	11.7	11.6
Additional paid-in capital	89.0	82.0
Retained earnings	277.6	218.2
Accumulated other comprehensive loss	(107.3)	(104.2)
Key executive deferred compensation plans	(1.9)	(2.6)
Total Stockholders' Equity	269.1	205.0
Total Liabilities and Stockholders' Equity	$815.7	$808.0

See accompanying notes to condensed consolidated financial statements.

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 3, 2012	February 26, 2011	March 3, 2012	February 26, 2011
Net Sales	$399.8	$414.8	$1,303.5	$1,207.7
Cost of Sales	265.6	281.8	862.9	815.3
Gross Margin	134.2	133.0	440.6	392.4
Operating Expenses	108.9	101.9	332.8	297.6
Restructuring and Other Related Expenses	—	—	—	3.0
Operating Earnings	25.3	31.1	107.8	91.8
Other Expenses:
Interest expense	4.1	5.1	13.3	15.2
Other, net	(0.2)	(0.2)	0.7	0.9
Earnings Before Income Taxes	21.4	26.2	93.8	75.7
Income Tax Expense	6.5	6.4	30.6	21.9
Net Earnings	$14.9	$19.8	$63.2	$53.8
Earnings Per Share — Basic	$0.26	$0.35	$1.09	$0.94
Earnings Per Share — Diluted	$0.26	$0.29	$1.08	$0.77
Dividends Declared, Per Share	$0.0220	$0.0220	$0.0660	$0.0660

See accompanying notes to condensed consolidated financial statements.

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS
(Dollars in Millions)
(Unaudited)

	Nine Months Ended
	March 3, 2012	February 26, 2011
Cash Flows from Operating Activities:
Net earnings	$63.2	$53.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	27.9	29.1
Stock-based compensation	4.5	3.3
Pension and post-retirement expense	8.3	10.0
Restructuring and other related expenses	—	3.0
Contingent consideration adjustment	—	(15.0)
Other, net	2.5	(0.1)
(Increase) Decrease in current assets	29.9	(56.4)
Increase (Decrease) in current liabilities	(34.5)	37.1
Decrease in non-current liabilities	(19.4)	(12.3)
Net Cash Provided by Operating Activities	82.4	52.5

Cash Flows from Investing Activities:
Proceeds from sales of dealers	13.8	—
Marketable securities purchases	(5.6)	(3.1)
Marketable securities sales	5.9	3.8
Capital expenditures	(19.1)	(21.8)
Other, net	(1.2)	(1.9)
Net Cash Used in Investing Activities	(6.2)	(23.0)

Cash Flows from Financing Activities:
Dividends paid	(3.8)	(3.8)
Common stock issued	5.9	3.6
Common stock repurchased and retired	(2.7)	(0.9)
Payment of contingent consideration obligation	—	(3.0)
Other, net	—	(0.2)
Net Cash Used in Financing Activities	(0.6)	(4.3)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	3.7

Net Increase in Cash and Cash Equivalents	75.6	28.9

Cash and Cash Equivalents, Beginning of Period	142.2	130.5

Cash and Cash Equivalents, End of Period	$217.8	$159.4

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

The accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position of the company as of March 3, 2012, and the results of its operations and cash flows for the interim periods presented. Operating results for the nine-month period ended March 3, 2012, are not necessarily indicative of the results that may be expected for the year ending June 2, 2012. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the company's Form 10-K filing for the year ended May 28, 2011. Certain prior year information has been reclassified to conform to the current year presentation.

2. NEW ACCOUNTING STANDARDS
In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2011-05, Comprehensive Income (Topic 350)-Presentation of Comprehensive Income. ASU 2011-05 gives the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendment eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 should be applied retrospectively. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011. The company does not expect the provisions of ASU 2011-12 to have a material effect on its financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350)-Testing Goodwill for Impairment. ASU 2011-08 gives the option to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit. Under the amendments in this ASU, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011. Early adoption is permitted. The company plans to adopt the applicable requirements of this ASU in the fourth quarter of fiscal 2012. The company does not expect the provisions of ASU 2011-08 to have a material effect on its financial position, results of operations or cash flows.

3. FISCAL YEAR
The company's fiscal year ends on the Saturday closest to May 31. Fiscal 2012, the year ending June 2, 2012, and fiscal 2011, the year ending May 28, 2011, contain 53 weeks and 52 weeks, respectively. The first nine months of fiscal 2012 and fiscal 2011 contained 40 weeks and 39 weeks, respectively. The three month periods ended March 3, 2012 and February 26, 2011 each contained 13 weeks.

4. COMPREHENSIVE INCOME
Comprehensive income consists of net earnings, foreign currency translation adjustments, and unrealized holding gain (loss) on “available-for-sale” securities and pension liability adjustments. The following table presents comprehensive income for the periods indicated:

(In millions)	Three Months Ended		Nine Months Ended
	March 3, 2012	February 26, 2011	March 3, 2012	February 26, 2011
Net earnings	$14.9	$19.8	$63.2	$53.8
Other comprehensive income (loss)
Foreign currency translation adjustments	2.3	2.1	(3.1)	6.3
Unrealized holding gain (net of tax)	—	—	—	0.1
Total comprehensive income	$17.2	$21.9	$60.1	$60.2

5. ACQUISITIONS AND DIVESTITURES

Acquisitions
On April 3, 2012, subsequent to the end of the third quarter the company acquired POSH Office Systems Ltd. (POSH). POSH is a Hong Kong-based designer, and distributor of office furniture systems, freestanding furniture, seating, and filing and storage with distribution in Hong Kong and China. POSH had net sales of approximately $50 million during their last fiscal year. Subject to the finalization of certain post-closing adjustments related to POSH's net assets, consideration transferred to acquire POSH includes approximately $50 million in cash transferred and an additional component of performance based contingent consideration ranging between zero and $5 million to be earned over the next three years.

Divestitures
During the first quarter of fiscal 2012 the company completed the sale of two wholly-owned contract furniture dealerships in Texas and Colorado.
During the second quarter of fiscal 2012 the company completed the sale of one wholly-owned contract furniture dealership in California. The effect of these transactions on the company's consolidated financial statements was not material.

6. INVENTORIES

(In millions)	March 3, 2012	May 28, 2011
Finished goods	$30.1	$34.6
Work in process	8.9	11.6
Raw materials	17.3	20.0
Total	$56.3	$66.2

Inventories are valued at the lower of cost or market and include material, labor, and overhead. The inventories of the majority of domestic manufacturing subsidiaries are valued using the last-in, first-out method (LIFO). The inventories of all other subsidiaries are valued using the first-in, first-out method.

7. GOODWILL AND INDEFINITE-LIVED INTANGIBLES
Goodwill and other indefinite-lived assets included in the Condensed Consolidated Balance Sheets consist of the following as of March 3, 2012 and May 28, 2011:

(In millions)	Goodwill	Indefinite-lived Intangible Assets	Total Goodwill and Indefinite-lived Intangible Assets
May 28, 2011	$110.4	$23.2	$133.6
Sale of dealers allocation	(0.6)	—	(0.6)
Currency-related adjustments	(0.2)	—	(0.2)
March 3, 2012	$109.6	$23.2	$132.8

8. EMPLOYEE BENEFIT PLANS
The following tables summarize the costs of the company's employee pension and other post-retirement plans for the periods indicated.

(In millions)	Three Months Ended
	Pension Benefits		Other Post-Retirement Benefits
	March 3, 2012	February 26, 2011	March 3, 2012	February 26, 2011
Domestic:
Service cost	$1.7	$1.7	$—	$—
Interest cost	3.6	3.8	0.1	0.1
Expected return on plan assets	(4.8)	(4.6)	—	—
Net amortization loss	1.8	1.5	—	—
Net periodic benefit cost	$2.3	$2.4	$0.1	$0.1

International:
Service cost	$0.4	$0.5
Interest cost	1.0	1.1
Expected return on plan assets	(1.2)	(1.1)
Net amortization loss	0.1	0.3
Net periodic benefit cost	$0.3	$0.8

(In millions)	Nine Months Ended
	Pension Benefits		Other Post-Retirement Benefits
	March 3, 2012	February 26, 2011	March 3, 2012	February 26, 2011
Domestic:
Service cost	$5.2	$5.1	$—	$—
Interest cost	10.8	11.3	0.3	0.3
Expected return on plan assets	(14.4)	(13.8)	—	—
Net amortization loss	5.4	4.5	0.1	0.2
Net periodic benefit cost	$7.0	$7.1	$0.4	$0.5

International:
Service cost	$1.2	$1.4
Interest cost	3.0	3.2
Expected return on plan assets	(3.6)	(3.1)
Net amortization loss	0.3	0.9
Net periodic benefit cost	$0.9	$2.4

Subsequent to the end of the quarter, Herman Miller announced its intent to change its employee retirement programs from a defined benefit-based model to a defined contribution structure. Following this announcement, the company contributed $6 million in cash to one of its domestic benefit plans. The company estimates that additional gross cash contributions of $38.0 million will be made collectively to the company's defined benefit plans during the fourth quarter of fiscal 2012. Subsequent to the end of the quarter the company approved a plan to freeze future benefit accruals of its primary domestic defined benefit plan as of September 1, 2012. At this time, the company will begin to transition employees to a new defined contribution program and subsequently terminate its domestic defined benefit plans. The termination process is expected to take 12 to 24 months from the time that the benefit accruals are frozen.

9. COMMON STOCK AND EARNINGS PER SHARE
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS).

	Three Months Ended		Nine Months Ended
	March 3, 2012	February 26, 2011	March 3, 2012	February 26, 2011
Numerators:
Numerator for basic EPS, net earnings (In millions)	$14.9	$19.8	$63.2	$53.8
Income from adjustments to contingent consideration that can be settled in common stock at the company's option, net of tax (In millions)	—	(3.4)	—	(9.5)
Numerator for diluted EPS, net earnings (In millions)	$14.9	$16.4	$63.2	$44.3

Denominators:
Denominator for basic EPS, weighted-average common shares outstanding	58,215,396	57,087,710	58,144,031	57,032,799

Potentially dilutive shares resulting from stock plans and contingent consideration issued for acquisition	278,460	337,723	270,676	620,149

Denominator for diluted EPS	58,493,856	57,425,433	58,414,707	57,652,948

Options to purchase 2,072,970 shares and 1,426,103 shares of common stock for the three months ended March 3, 2012 and February 26, 2011, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive. Options to purchase 1,944,687 and 2,313,739 shares of common stock for the nine months ended March 3, 2012 and February 26, 2011, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.

Restricted stock and restricted stock units granted to certain key employees of the company are included in the denominator for diluted EPS. Each restricted stock unit represents one equivalent share of the company's common stock to be awarded, free of restrictions, after the vesting period. However, these shares do not entitle participants to the rights of shareholders of common stock, such as voting rights, and they are forfeitable at all times prior to the vesting date. Dividend-equivalent awards are credited and accumulate quarterly and are forfeitable at all times until vested.

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

10. STOCK-BASED COMPENSATION
The company's stock-based compensation expense for the three month periods ending March 3, 2012 and February 26, 2011 was $1.5 million and $1.3 million, respectively. The related income tax benefit was $0.5 million and $0.4 million for the three month periods ending March 3, 2012 and February 26, 2011, respectively. For the nine months ended March 3, 2012 and February 26, 2011, compensation expense was $4.5 million and $3.3 million, respectively. The related income tax benefit for the respective nine month periods was $1.6 million and $1.1 million.

Stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three and nine months ended March 3, 2012 and February 26, 2011 has been reduced for estimated forfeitures, as it is based on awards ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

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

	Three Months Ended		Nine Months Ended
	March 3, 2012 (5)	February 26, 2011	March 3, 2012	February 26, 2011
Risk-free interest rates (1)		2.3%	1.75%	0.4% - 2.3%
Expected term of options (in years) (2)		5.5	5.5	2.0 - 5.5
Expected volatility (3)		42.0%	42.0%	42.0% - 54.0%
Dividend yield (4)		0.4%	0.34%	0.4% - 0.5%
Weighted-average grant-date fair value of stock options:
Granted with exercise prices equal to the fair market value of the stock on the date of grant		$10.08	$10.15	$7.01

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
(5) No stock options were granted during the three months ended March 3, 2012.

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

11. INCOME TAXES
The effective tax rates for the three months ended March 3, 2012 and February 26, 2011, were 30.3 percent and 24.4 percent, respectively. For the nine months ended March 3, 2012 and February 26, 2011, the effective tax rates were 32.6 percent and 29.0 percent respectively.
The company's United States federal statutory rate is 35 percent. The effective rate in the current year is below the statutory rate primarily due to the manufacturing deduction under the American Jobs Creation Act of 2004 (AJCA). The effective tax rate in the prior year was below the statutory rate primarily due to the manufacturing deduction, foreign tax credits recognized related to a dividend paid and research and development credits due to the signing of the 2010 Tax Relief Act, extending the benefits retroactively to January 2010.

The company has income tax accruals associated with uncertain tax benefits totaling $1.7 million and $1.9 million as of March 3, 2012 and February 26, 2011, respectively.

The company recognizes interest and penalties related to uncertain tax benefits through income tax expense in its statement of operations. Interest and penalties recognized in the company's Condensed Consolidated Statements of Operations during the nine-month periods ended March 3, 2012 and February 26, 2011 were $0.1 million and negligible, respectively. As of March 3, 2012 and February 26, 2011, the company's recorded liability for potential interest and penalties related to uncertain tax benefits totaled $0.6 million and $0.7 million, respectively.

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

The following tables set forth financial assets and liabilities measured at fair value in the Condensed Consolidated Balance Sheets and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of March 3, 2012 and May 28, 2011.

(In millions)	Fair Value Measurements
	March 3, 2012	May 28, 2011
Financial Assets	Quoted Prices With Other Observable Inputs (Level 2)	Quoted Prices With Other Observable Inputs (Level 2)
Available-for-sale marketable securities:
Asset-backed securities	$0.2	$2.3
Corporate securities	2.9	3.6
Government obligations	3.3	1.1
Mortgage-backed securities	4.3	4.0
Foreign currency forward contracts	0.1	0.7
Deferred compensation plan	3.5	2.6
Total	$14.3	$14.3

Financial Liabilities
Foreign currency forward contracts	$—	$0.3
Total	$—	$0.3

The company does not hold any level 3 investments. The following is a summary of the carrying and market values of the company's marketable securities as of the respective dates.

	March 3, 2012
(In millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value
Asset-backed securities	$0.2	$—	$—	$0.2
Corporate securities	2.9	—	—	2.9
Government obligations	3.2	0.1	—	3.3
Mortgage-backed securities	4.3	—	—	4.3
Total	$10.6	$0.1	$—	$10.7

	May 28, 2011
(In millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value
Asset-backed securities	$2.3	$—	$—	$2.3
Corporate securities	3.6	—	—	3.6
Government obligations	1.1	—	—	1.1
Mortgage-backed securities	3.9	0.1	—	4.0
Total	$10.9	$0.1	$—	$11.0

The company reviews its investment portfolio for any unrealized losses that would be deemed other-than-temporary and require the recognition of an impairment loss in earnings. If the cost of an investment exceeds its fair value, the company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than its cost, the company's intent to hold the investment, and whether it is more likely than not that the company will be required to sell the investment before recovery of the amortized cost basis. The company also considers the type of security, related industry and sector performance, as well as published investment ratings and analyst reports to evaluate its portfolio. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. If conditions within individual markets, industry segments, or macro-economic environments deteriorate, the company could incur future impairments.

Maturities of debt securities included in marketable securities as of March 3, 2012, are as follows.

(In millions)	Cost	Fair Value
Due within one year	$3.0	$3.0
Due after one year through five years	7.5	7.6
Due after five years through ten years	0.1	0.1
Total	$10.6	$10.7

There were no investments in unrealized loss positions as of March 3, 2012 and February 26, 2011.

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

(In millions)	Three Months Ended		Nine Months Ended
	March 3, 2012	February 26, 2011	March 3, 2012	February 26, 2011
Accrual Balance — beginning	$18.7	$15.9	$17.0	$16.0
Accrual for warranty matters	8.5	4.1	20.8	10.1
Settlements and adjustments	(5.3)	(3.3)	(15.9)	(9.4)
Accrual Balance — ending	$21.9	$16.7	$21.9	$16.7

Guarantees
The company is periodically required to provide performance bonds in order to do business with certain customers. These arrangements are common and generally have terms ranging between one and three years. The bonds are required to provide assurances to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies; however, the company is ultimately liable for claims that may occur against them. As of March 3, 2012, the company had a maximum financial exposure related to performance bonds totaling approximately $11.1 million. The company has no history of claims, nor is it aware of circumstances that would require it to pay under any of these arrangements. The company also believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company's financial statements. Accordingly, no liability has been recorded as of March 3, 2012 and May 28, 2011.

The company has entered into standby letter of credit arrangements for the purpose of protecting various insurance companies against default on the payment of certain premiums and claims. A majority of these arrangements are related to the company's wholly-owned captive insurance company. As of March 3, 2012, the company had a maximum financial exposure from these standby letters of credit totaling approximately $9.7 million. The company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company's financial statements. Accordingly, no liability has been recorded as of March 3, 2012 and May 28, 2011.

Contingencies
The company leases a facility in the U.K. under an agreement that expired in June 2011, and the company is currently leasing the facility on a month to month basis. Under the terms of the lease, the company is required to perform the maintenance and repairs necessary to address the general dilapidation of the facility. The ultimate cost of this provision to the company is dependent on a number of factors including, but not limited to, the future use of the facility by the lessor and whether the company chooses and is permitted to renew the lease term. The company has estimated the cost of these maintenance and repairs to be between $0 million and $3.0 million, depending on the outcome of future plans and negotiations. As a result, an estimated liability of $1.2 million has been recorded under the caption “Other accrued liabilities” in the Condensed Consolidated Balance Sheets at March 3, 2012, and May 28, 2011, respectively.

The company has an additional lease obligation in the U.K. until May 2014 for a facility that it previously exited. The estimated liability of $1.3 million and $1.7 million is reflected under the caption “Other liabilities” in the Condensed Consolidated Balance Sheets at March 3, 2012 and May 28, 2011, respectively.

The company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the company's consolidated financial statements.

14. OPERATING SEGMENTS
During the first quarter of fiscal 2012, the company undertook an organizational realignment whereby products sold related to the consumer retail business, the Herman Miller Collection, and Geiger became the responsibility of one segment manager reporting to the chief operating decision maker. The realignment of these businesses has resulted in a new Specialty and Consumer segment. As a result, the reportable segments now consist of North American Furniture Solutions, Non-North American Furniture Solutions, and Specialty and Consumer. Prior year results have been revised to reflect this change.

The North American Furniture Solutions reportable segment includes the operations associated with the design, manufacture, and sale of furniture products for work-related settings, including office, education, and healthcare environments, throughout the United States and Canada. The business associated with the company's owned contract furniture dealers is also included in the North American Furniture Solutions reportable segment. The Non-North American Furniture Solutions reportable segment includes the operations associated with the design, manufacture, and sale of furniture products, primarily for work-related settings for Mexico and outside of North America. The Specialty and Consumer reportable segment includes the operations associated with the design, manufacture, and sale of high-end furniture products including Geiger wood products, Herman Miller Collection products and the North American consumer retail business.

The company also reports a “Corporate” category consisting primarily of startup business and unallocated corporate expenses including restructuring and impairment costs.

The performance of the operating segments is evaluated by the company's management using various financial measures. The following is a summary of certain key financial measures for the respective fiscal periods indicated:

	Three Months Ended		Nine Months Ended
(In millions)	March 3, 2012	February 26, 2011	March 3, 2012	February 26, 2011
Net Sales:
North American Furniture Solutions	$280.2	$310.7	$932.4	$904.2
Non-North American Furniture Solutions	77.8	67.8	250.2	207.3
Specialty and Consumer	41.8	36.3	120.9	96.2
Corporate	—	—	—	—
Total	$399.8	$414.8	$1,303.5	$1,207.7

Depreciation and Amortization:
North American Furniture Solutions	$7.6	$8.1	$23.8	$25.2
Non-North American Furniture Solutions	0.9	0.8	2.8	2.4
Specialty and Consumer	0.4	0.5	1.3	1.5
Corporate	—	—	—	—
Total	$8.9	$9.4	$27.9	$29.1

Operating Earnings (Loss):
North American Furniture Solutions	$16.4	$24.8	$73.2	$78.7
Non-North American Furniture Solutions	5.3	3.3	23.7	10.0
Specialty and Consumer	3.9	3.2	11.7	8.1
Corporate	(0.3)	(0.2)	(0.8)	(5.0)
Total	$25.3	$31.1	$107.8	$91.8

Capital Expenditures:
North American Furniture Solutions	$4.9	$8.3	$12.0	$18.6
Non-North American Furniture Solutions	0.7	1.3	2.3	3.0
Specialty and Consumer	0.3	0.1	4.8	0.2
Corporate	—	—	—	—
Total	$5.9	$9.7	$19.1	$21.8

(In millions)	March 3, 2012	May 28, 2011
Total Assets
North American Furniture Solutions	$599.2	$611.6
Non-North American Furniture Solutions	157.4	142.4
Specialty and Consumer	59.1	54.0
Corporate	—	—
Total	$815.7	$808.0

Total Goodwill
North American Furniture Solutions	$102.7	$103.3
Non-North American Furniture Solutions	5.9	6.1
Specialty and Consumer	1.0	1.0
Corporate	—	—
Total	$109.6	$110.4

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

15. LONG-TERM DEBT
During the second quarter of fiscal 2012, the company entered into an amendment and restatement of the syndicated revolving line of credit, which provides the company with up to $150 million in revolving variable interest borrowing capacity and includes an "accordion feature" allowing the company to increase, at its option and subject to the approval of the participating banks, the aggregate borrowing capacity of the facility by $75 million. The facility expires in November 2016 and outstanding borrowings bear interest at rates based on the prime rate, federal funds rate, LIBOR, or negotiated rates as outlined in the agreement. Interest is payable periodically throughout the period a borrowing is outstanding. As of March 3, 2012 and May 28, 2011, total usage against this facility was $9.7 million and $9.4 million, respectively, all of which related to outstanding letters of credit.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors that affected the company's financial condition, earnings and cash flow during the periods included in the accompanying condensed consolidated financial statements and should be read in conjunction with the company's Annual Report on Form 10-K for the fiscal year ended May 28, 2011. References to “Notes” are to the footnote disclosures included in the condensed consolidated financial statements.

Discussion of Current Business Conditions
Our fiscal 2012 year-to-date results included 40 weeks of operations as opposed to a typical 39 week period. This extra week, which occurred during the first quarter of fiscal 2012, is required approximately every six years in order to re-align our fiscal reporting dates with the actual calendar months. This is a factor that should be considered when comparing our year-to-date financial results to the prior year period, which included 39 weeks of operations.

On a consolidated basis, the company reported net sales in the third quarter of $399.8 million; a decrease of 3.6 percent from the third quarter of fiscal 2011. Net sales were down $45.8 million sequentially from sales of $445.6 million reported in the second quarter of fiscal 2012. Net sales in the prior year third quarter include activity relating to dealerships the company has since sold, which led to approximately an $18 million decrease in both net sales and orders during the current quarter. Excluding the impact of these dealer divestitures, net sales increased 0.8 percent compared to the prior year third quarter.

Orders in the third quarter were down 2.1 percent from the the level reported in the third quarter of last year. Excluding the impact of the dealer divestitures, orders increased 3.0 percent.

The North American Furniture Solutions reportable segment (North America) sales and orders experienced a 9.8 percent and 6.9 percent decrease compared to the prior year period, respectively. Adjusting for the impact of the dealer divestitures, segment sales decreased 4.3 percent and orders were flat relative to the third quarter of fiscal 2011. Within North America, there was a slowdown in sales and orders to the U.S. federal government and within the healthcare sector.

Net sales and orders within the Non-North American Furniture Solutions reportable segment increased 14.7 percent and 11.5 percent, respectively. The primary driver of these increases was increased unit volumes within the company's Asia and Latin America geographies.

Net sales and orders within the Specialty and Consumer reportable segment increased 15.2 percent and 7.7 percent, respectively. The primary driver of these increases was increased unit volumes within the company's retail business.

Operating earnings in the quarter were $25.3 million or 6.3 percent of net sales, down $5.8 million from the prior year. Operating earnings in the prior year quarter included a $5.4 million favorable adjustment related to Nemschoff purchase contingencies.

The Business Institutional Furniture Manufacturers Association's (BIFMA) most recent domestic industry forecast was released in March 2012. This forecast anticipates that orders and shipments will pull back slightly for calendar 2012 relative to calendar 2011, with full year over year decreases of approximately 2 percent each. BIFMA's outlook for calendar 2013 forecasts orders and shipments increasing approximately 7 percent each.

Analysis of Third Quarter Results
The following table presents certain key highlights from the results of operations for the periods indicated.

(In millions, except per share data)	Three Months Ended			Nine Months Ended
	March 3, 2012	February 26, 2011	Percent Change	March 3, 2012	February 26, 2011	Percent Change
Net Sales	$399.8	$414.8	(3.6)%	$1,303.5	$1,207.7	7.9%
Gross Margin	134.2	133.0	0.9	440.6	392.4	12.3
Operating Expenses	108.9	101.9	6.9	332.8	297.6	11.8
Restructuring	—	—	—	—	3.0	(100.0)
Operating Earnings	25.3	31.1	(18.6)	107.8	91.8	17.4
Net Earnings	14.9	19.8	(24.7)	63.2	53.8	17.5
Earnings per share - diluted	0.26	0.29	(10.3)	1.08	0.77	40.3
Orders	360.5	368.1	(2.1)	$1,281.9	$1,223.8	4.7%
Backlog	$243.8	$268.7	(9.3)%

The following table presents, for the periods indicated, the components of the company's Condensed Consolidated Statements of Operations as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	March 3, 2012	February 26, 2011	March 3, 2012	February 26, 2011
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	66.4	67.9	66.2	67.5
Gross Margin	33.6	32.1	33.8	32.5
Operating Expenses	27.2	24.6	25.5	24.6
Restructuring	—	—	—	0.3
Operating Margin	6.3	7.5	8.3	7.6
Other Expense, net	1.0	1.2	1.1	1.3
Earnings Before Income Taxes	5.4	6.3	7.2	6.3
Income Tax Expense	1.6	1.5	2.3	1.8
Net Earnings	3.7%	4.8%	4.8%	4.5%

Consolidated Sales, Orders, and Backlog
Net sales in the third quarter of fiscal 2012 were $399.8 million, a decrease of $15.0 million from the same period last year. Excluding the impact of the three dealers sold during fiscal 2012 net sales would have increased $3.0 million over the prior year quarter. Foreign exchange rate changes decreased net sales by approximately $0.6 million in the third quarter of fiscal year 2012. The capture of recent price increases net of deeper discounting increased net sales in the third quarter by approximately $5 million.

On a sequential quarter basis, consolidated net sales were down $45.8 million from $445.6 million in the second quarter of fiscal 2012, which represents a 10.3 percent decrease. On a sequential quarter basis, consolidated orders decreased 18.1 percent. The decrease is consistent with historical seasonal order patterns for the company.

For the first nine months of fiscal 2012, net sales of $1,303.5 million increased $95.8 million, or 7.9 percent versus the prior year. Foreign exchange rate changes increased net sales by approximately $8.2 million in fiscal 2012 year-to-date. The capture of recent price increases net of deeper discounting increased net sales by approximately $15 million for the first nine-months. The divestiture of the three dealers sold during fiscal 2012 lead to approximately a $35 million decrease in both net sales and orders for the first nine-months. The extra week of operations contributed approximately $32 million towards the increase. The remainder of the increase was due to unit volume increases.

Orders in the third quarter were $360.5 million, a decrease of $7.6 million or 2.1 percent over the same period last year. For the first nine months of fiscal 2012, consolidated orders of $1,281.9 million increased $58.1 million, or 4.7 percent versus the prior year.

The backlog of unfilled orders at March 3, 2012 was $243.8 million, a decrease of 24.9 million or 9.3 percent over the balance at the end of the third quarter last year.

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

For the three-month period ended March 3, 2012, our domestic U.S. shipments, as defined by BIFMA, decreased 1.6 percent year-over-year, while domestic orders increased 0.1 percent. BIFMA reported an estimated year-over-year increase in shipments of 1.1 percent and an increase in orders of 2.0 percent for the comparable period.

Consolidated Gross Margin
Consolidated gross margin in the third quarter was 33.6 percent of net sales, an increase of 150 basis points compared to the third quarter last year. Non-recurring accrual adjustments recorded in the third quarter of fiscal 2012 had the effect of increasing gross margin by $2.3 million or 60 basis points.

The benefit captured from recent price increases net of incremental discounting drove an increase in net sales of approximately $5 million in the third quarter of fiscal 2012 relative to the prior year period. An improvement in pricing net of incremental discounting increases net sales relative to prior periods. This has the effect of decreasing the components of the Condensed Consolidated Statement of Operations as a percentage of net sales.

Direct material costs was 42.0 percent of net sales, a decrease of 20 basis points from the third quarter last year. This decrease was primarily driven by the net increase in pricing, which was partially offset by an increase in commodity costs.

Direct labor was 7.0 percent of net sales for the third quarter and was unchanged from the same period last year. The reduction in net sales due to the dealer divestitures during fiscal 2012 had the effect of increasing the direct labor percent as the incremental dealer sales had a lower direct labor component, however, this was offset by the net increase in pricing.

Manufacturing overhead was 11.4 percent of net sales for the third quarter decreasing 140 basis points from the prior year period. The decrease in manufacturing overhead percent was due to a $4.5 million reduction in overhead costs and a reduction in net sales both due to the divested dealers. The additional decrease in manufacturing overhead percent was due to a decrease in employee incentive costs of approximately $3.5 million, and a net increase in pricing which was partially offset by increased absorption of overhead costs.

Freight costs were 4.3 percent of net sales for the third quarter increasing 20 basis points compared to the same period last year. This was driven primarily by increased diesel costs compared to the prior year period.

Cost of sales and resulting gross margin are affected by changes in foreign currency exchange rates. During the third quarter the estimated impact was a decrease to gross margin of $0.4 million.

On a sequential-quarter basis, consolidated gross margins decreased 50 basis points from 34.1 percent of net sales reported in the second quarter of fiscal 2012. This decrease is primarily due to less fixed cost leverage on lower production.

For the first nine months of fiscal 2012 consolidated gross margin was 33.8 percent of net sales, an increase of 130 basis points over the gross margin reported in the same period last year. The increase is driven primarily by realization of recent price increases net of incremental discounting and lower employee incentive expenses, which were partially offset by higher commodity costs.

Operating Expenses and Operating Earnings
Third quarter operating expenses were $108.9 million, or 27.2 percent of net sales, which is an increase of $7.0 million from the third quarter of fiscal 2011. Approximately $5.4 million of this increase relates to favorable adjustments made in the prior year period related to Nemschoff purchase contingencies. The company also recorded $4.8 million less employee incentive expense in the current quarter compared to the prior year period, which was more than offset by various expense items including a $3.3 million increase in warranty expense over the prior year period.

Operating expenses are also impacted by changes in foreign currency exchange rates. During the third quarter of fiscal 2012 the estimated impact to operating expenses was a decrease of approximately $0.1 million.

Operating earnings in the third quarter were $25.3 million compared to earnings of $31.1 million in the same period last year. As a percentage of net sales, operating earnings were 6.3 percent as compared to operating earnings of 7.5 percent in the prior year.

For the first nine months of fiscal 2012 operating expenses were $332.8 million compared to $297.6 million in the prior year period. Approximately $15.1 million of this increase relates to favorable adjustments made in the prior year period related to Nemschoff purchase contingencies. Approximately $9.8 million of the increase in the first nine months relates to higher warranty expense, due to increased spend and changes in estimates. The company also recorded $5.0 million less employee incentive expense in the first nine months compared to the prior year period, which was offset by higher compensation and benefit costs of $5.5 million. The extra week in operations during the first nine months of fiscal year 2012 contributed to $8.3 million of the increase compared to the prior year period. The estimated impact from foreign currency exchange rates on operating expenses in the first nine months of fiscal 2012 was an increase of $1.8 million.

Other Income/Expense and Income Taxes
Net other expense of $3.9 million in the third quarter of fiscal 2012 was $1.0 million lower compared to the prior year period. For the quarter, interest expense of $4.1 million is $1.0 million less than the same period last year due to the net reduction of $50 million of long-term debt which occurred during the fourth quarter of fiscal 2011.

Net other expense of $14.0 million in the first nine months of fiscal 2012 was $2.1 million lower than the prior year period of $16.1 million. The decrease in the current year was primarily driven by a reduction in interest expense due to the company's reduced long-term debt levels.

The effective tax rates for the three months ended March 3, 2012 and February 26, 2011 were 30.3 percent and 24.4 percent, respectively. The effective tax rates for the nine months ended March 3, 2012 and February 26, 2011 were 32.6 percent and 29.0 percent, respectively. The effective rate in the current year quarter and year-to-date period are below the United States Federal statutory rate primarily due to the manufacturing deduction under the American Jobs Creation Act of 2004 (AJCA) and lower foreign statutory tax rates net of state and local taxes within the United States. The effective tax rate in the prior year quarter and year-to-date period were below the statutory rate primarily due to the manufacturing deduction, foreign tax credits recognized related to a dividend paid and research and development credits due to the signing of the 2010 Tax Relief Act, extending the benefits retroactively to January 2010. The retroactive nature of the research and development credits caused the fiscal 2011 effective tax rates to be lower compared to the fiscal 2012 effective tax rates. The company expects the fiscal 2012 full year rate to be in the range of 31 percent to 33 percent.

Reportable Operating Segments
The business is comprised of various operating segments as defined by generally accepted accounting principles in the United States. These operating segments are determined on the basis of how the company internally reports and evaluates financial information used to make operating decisions. For external reporting purposes, the company has identified the following reportable segments:

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

◦
Non-North American Furniture Solutions — Includes the operations associated with the design, manufacture, and sale of furniture products, primarily for work-related settings, for Mexico and outside of North America as well as the company's Non-North America consumer retail business.

◦
Specialty and Consumer — Includes the operations associated with the design, manufacture, and sale of high-end furniture products including Geiger wood products, Herman Miller Collection products and the company's North American consumer retail business.

The reportable segments described above reflect a change made to the company's reportable segments during the first quarter of fiscal year 2012. The modification is a result of an organizational realignment whereby the company's operations related to the consumer retail business, the Herman Miller Collection, and Geiger are now the responsibility of one segment manager.

The company also reports a corporate category consisting primarily of startup business and unallocated corporate expenses including restructuring and impairment costs.

The current quarter and prior year period segment results are as follows:

(In millions)	Three Months Ended			Nine Months Ended
	March 3, 2012	February 26, 2011	Change	March 3, 2012	February 26, 2011	Change
Net Sales:
North American Furniture Solutions	$280.2	$310.7	$(30.5)	$932.4	$904.2	$28.2
Non-North American Furniture Solutions	77.8	67.8	10.0	250.2	207.3	42.9
Specialty and Consumer	41.8	36.3	5.5	120.9	96.2	24.7
Corporate	—	—	—	—	—	—
Total	$399.8	$414.8		$1,303.5	$1,207.7

Operating Earnings (Loss):
North American Furniture Solutions	$16.4	$24.8	$(8.4)	$73.2	$78.7	$(5.5)
Non-North American Furniture Solutions	5.3	3.3	2.0	23.7	10.0	13.7
Specialty and Consumer	3.9	3.2	0.7	11.7	8.1	3.6
Corporate	(0.3)	(0.2)	(0.1)	(0.8)	(5.0)	4.2
Total	$25.3	$31.1		$107.8	$91.8

Further information regarding the reportable operating segments can be found in Note 14.

North America
Net sales within the North American Furniture Solutions reportable segment (North America) decreased $30.5 million to $280.2 million in the third quarter, representing a 9.8 percent decrease over the third quarter last year. Orders within North American decreased by $18.2 million to $247.4 million compared to $265.6 million in the third quarter last year, a 6.9 percent decrease. The divestitures of the three dealers sold during fiscal 2012 led to approximately a $18 million decrease in both net sales and orders during the current quarter within this reportable segment. The remainder of the decrease was primarily driven by decreased unit volumes.

Year-to-date net sales within North America increased $28.2 million to $932.4 million. The impact of foreign currency changes increased year-to-date fiscal 2012 net sales for North America by approximately $1.6 million. The divestitures of the three dealers sold during fiscal 2012 led to approximately a $35 million decrease in both net sales and orders during the first nine months within this segment. The extra week in operations contributed approximately $23 million of the increase. The remainder of the increase was primarily due to increased unit volumes.

Operating earnings in the third quarter within North American were down $8.4 million from $24.8 million in the third quarter last year. Operating earnings in the prior year included $5.4 million relating to favorable adjustments to Nemschoff purchase contingencies. The remaining decrease for the quarter was primarily driven by decreased unit volumes.

Year-to-date operating earnings within North American decreased $5.5 million to $73.2 million. Operating earnings in the prior year included $15.1 million relating to favorable adjustments to Nemschoff purchase contingencies; excluding the impact of this adjustment operating earnings would have increased $9.6 million. The impact of foreign currency changes increased year-to-date fiscal 2012 operating earnings for North America by approximately $1.3 million. Operating earnings increased approximately $1.8 million due to the extra week in the first quarter of fiscal 2012. The remaining increase in operating earnings was primarily due to increased unit volumes.

Non-North America
Net sales within the Non-North American Furniture Solutions reportable segment (Non-North America) were $77.8 million in the third quarter, an increase of $10.0 million from the third quarter of fiscal 2011. This increase was primarily due to increases in unit volumes within Asia and Latin America.

Year-to-date net sales within Non-North America increased $42.9 million to $250.2 million. The impact of foreign currency changes was to increase year-to-date fiscal 2012 net sales for Non-North America by approximately $6.6 million. The extra week in the first quarter of fiscal 2012 contributed approximately $6 million of the increase. The remaining increase in net sales was primarily driven by increased unit volumes.

Operating earnings in the third quarter for Non-North America was $5.3 million, an increase of $2.0 million from operating income of $3.3 million in the third quarter of last year. This increase was primarily driven by increased unit volumes.

Year-to-date operating earnings for Non-North America was $23.7 million, an increase of $13.7 million from the prior year period. The impact of foreign currency changes increased year-to-date fiscal 2012 operating earnings for Non-North America by approximately $2.6 million. The extra week included in the first nine months of fiscal year 2012 also contributed approximately $0.6 million of higher operating earnings compared to the prior year period.The remaining increase in operating earnings was primarily driven by higher unit volumes.

Specialty and Consumer
Net sales for the quarter within the Specialty and Consumer reportable segment (Specialty and Consumer) were $41.8 million compared to $36.3 million in the prior year period. The increase was primarily due to increased unit volumes.

Year-to-date net sales within Specialty and Consumer were $120.9 million compared to $96.2 million in the prior year period. Approximately $3 million of this increase is due to the extra week in operations during fiscal 2012. The remainder of the increase was primarily due to increased unit volumes.

Operating earnings for the quarter within Specialty and Consumer were $3.9 million compared to $3.2 million in the prior year period. The increase was primarily due to increased unit volumes.

Year-to-date operating earnings within Specialty and Consumer were $11.7 million compared to $8.1 million in the prior year period. Approximately $0.3 million of this increase is due to the extra week in operations during fiscal 2012. The remainder of the increase was primarily due to increased unit volumes.

Financial Condition, Liquidity, and Capital Resources
The table below presents certain key cash flow and capital highlights for the periods indicated.

(In millions)	Nine Months Ended
	March 3, 2012	February 26, 2011
Cash and cash equivalents, end of period	$217.8	$159.4
Marketable securities, end of period	10.7	11.7
Cash provided by operating activities	82.4	52.5
Cash used investing activities	(6.2)	(23.0)
Cash used in financing activities	(0.6)	(4.3)
Capital expenditures	(19.1)	(21.8)
Stock repurchased and retired	(2.7)	(0.9)
Interest-bearing debt, end of period (1)	250.0	300.1
Available unsecured credit facility, end of period (2)	140.3	140.6
(1) Amounts shown include the fair market values of the company's interest rate swap arrangements. The net fair value of these arrangements totaled $0.1 million at February 26, 2011. The company does not have interest rate swap arrangements at March 3, 2012.
(2) Amounts shown are net of outstanding letters of credit of $9.7 million and $9.4 million at March 3, 2012 and February 26, 2011, respectively, which are applied against the company's unsecured credit facility.

Cash Flow — Operating Activities
Cash generated from operating activities was $82.4 million for the nine months ended March 3, 2012, as compared to $52.5 million in the prior year.

Nine months Ended March 3, 2012
Through the first nine months of fiscal 2012, changes in working capital balances drove a use of cash totaling $4.6 million. The main factors impacting working capital were a decrease in accounts receivable, inventory, and prepaid balances of $19.3 million, $3.5 million, and $7.1 million respectively. These amounts were more than offset by a decrease in accounts payable and accrued compensation of $15.7 million and $18.5 million, respectively. The company also contributed cash of $12.9 million to its domestic benefit plans during the first nine months of fiscal 2012 compared to $11.9 million in the prior year period.

Nine months Ended February 26, 2011
Through the first nine months of fiscal 2011, changes in working capital balances drove a use of cash totaling $19.3 million. The main factors impacting working capital were an increase in accounts receivable and inventory balances of $42.0 million and $16.3 million, respectively. These amounts were partially offset by an increase in accounts payable, accrued compensation and other accrued liabilities of $9.2 million, $19.4 million, and $8.4 million, respectively.

The company estimates that contributions of $31 million and $8 million net of tax benefits will be made collectively to the company's defined benefit plans during the fourth quarter of fiscal 2012 and first quarter of fiscal 2013, respectively.

Cash Flow — Investing Activities
The most significant cash outflow during fiscal 2012 relates to investments in capital assets. The company purchased $19.1 million and $21.8 million in capital assets for the first nine months of fiscal 2012 and fiscal 2011, respectively. At the end of the third quarter 2012, there were outstanding commitments for capital purchases of $7.2 million. The company expects full-year capital purchases to be approximately $28 million. This compares to full-year capital spending of $30.5 million in fiscal 2011. The company also received cash proceeds of $13.8 million from the sale of three dealerships during the first nine months of fiscal 2012.

Subsequent to the end of the third quarter the company acquired POSH Office Systems Ltd. for approximately $50 million in net cash. The acquisition was funded with cash on hand.

Cash Flow — Financing Activities
Cash outflows from financing activities were $0.6 million and $4.3 million year-to-date in fiscal 2012 and fiscal 2011, respectively. Cash outflows for dividend payments were $3.8 million or $0.066 per share during the first nine months of both fiscal 2012 and fiscal 2011. Cash inflows for stock issuances related to employee benefit programs were $5.9 million and $3.6 million during the first nine months of fiscal 2012 and fiscal 2011, respectively.

Outstanding standby letters of credit totaled $9.7 million and are considered as usage against the company's unsecured revolving credit facility at the end of the third quarter fiscal 2012. At the end of the third quarter the availability under this credit facility was $140.3 million. The provisions of the private placement notes and unsecured credit facility require that the company adhere to certain covenant restrictions and maintain certain performance ratios. The company was in compliance with all such restrictions and performance ratios this quarter and expects to remain in compliance in the future.

At the end of the third quarter fiscal 2012, the company had cash of $217.8 million including foreign cash of $58.4 million. In addition, the company had foreign marketable securities of $10.7 million. The foreign subsidiary holding the company's marketable securities is taxed as a U.S. taxpayer at the company's election; consequently, for tax purposes all U.S tax impacts for this subsidiary have been recorded. The company currently plans to repatriate approximately $2.7 million within fiscal 2012 from foreign subsidiaries, for which all U.S taxes have been recorded. The company's intent is to permanently reinvest the remainder of the foreign cash amounts outside the U.S. The company's plans do not demonstrate a need to repatriate these balances to fund U.S. operations.

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

Variable Interest Entities
On occasion, the company provides financial support to certain independent dealers in the form of term loans, lines of credit, and/or loan guarantees that may represent variable interests in such entities. As of March 3, 2012, the company was not considered the primary beneficiary of any such dealer relationships under FASB ASC Topic 810, Consolidation. Accordingly, the company is not required to consolidate the financial statements of any of these entities during the first nine months of fiscal 2012.

The risk and rewards associated with the interests in these dealerships are primarily limited to the outstanding loans and guarantee amounts. As of March 3, 2012, the company's maximum exposure to potential losses, net of reserve amounts, related to outstanding loans to these other entities was zero.

Contingencies
See Note 13 to the condensed consolidated financial statements.

Critical Accounting Policies
The company strives to report financial results clearly and understandably. The company follows accounting principles generally accepted in the United States in preparing its consolidated financial statements, which require certain estimates and judgments that affect the financial position and results of operations for the company. The company continually reviews the accounting policies and financial information disclosures. A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the company's Form 10-K filing for the year ended May 28, 2011. During the first nine months of fiscal 2012, there was no material change in the accounting policies and assumptions previously disclosed.

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

In the normal course of business, the company enters into contracts denominated in foreign currencies. The principal foreign currencies in which the company conducts its business are the British pound sterling, European euro, Canadian dollar, Australian dollar, Japanese yen, Mexican peso, Brazilian real, Indian rupee and Chinese renminbi. As of March 3, 2012, twelve contracts in total were placed to offset various currency exposures. To offset net asset exposure denominated in non-functional currency, eight forwards contracts were placed including two forward contracts to sell 4.1 million euros, five forward contracts to sell 4.1 million U.S. dollars, and one forward contract to sell 0.4 million Australian dollars. Conversely, four contracts were placed to offset the company's net liability exposure denominated in non-functional currency. These contracts included three forward contracts to buy 3.8 million U.S. dollars and one forward contract to buy 0.6 million British pounds. As of May 28, 2011, the company had outstanding, sixteen forward currency instruments designed to offset either net asset or net liability exposure that is denominated in non-functional currencies. Two forward contracts were placed to offset a 3.1 million euro-denominated net asset exposure and five forward contracts were placed to offset a 7.6 million U.S. dollar-denominated net asset exposure. One forward contract was placed to offset 0.4 million Australian dollar-denominated net asset exposure. Eight forward contracts were placed to offset a 2.4 million U.S.dollar-denominated net liability exposure.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Under the supervision of, and with the participation of management, the company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 3, 2012, and have concluded that as of that date, the company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
There were no changes in the company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended March 3, 2012, that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

HERMAN MILLER, INC.
PART II — OTHER INFORMATION

Item 1:	Legal Proceedings

Referred to in Note 13 of the condensed consolidated financial statements.

Item 1A:	Risk Factors

There have been no material changes from the information provided in the company's Annual Report on Form 10-K for the year ended May 28, 2011.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(A) Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during the quarter ended March 3, 2012.

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
12/4/11-12/31/11	391	$19.55	391	$166,660,787
1/1/12-1/28/12	247	$19.08	247	$166,656,074
1/29/12-3/3/12	163	$21.21	163	$166,652,617
Total	801		801
(1) No shares were purchased outside of a publicly announced plan or program.

No repurchase plans expired or were terminated during the third quarter of fiscal 2012, nor do any plans exist under which the company does not intend to make further purchases.

During the period covered by this report, the company did not sell any of its equity shares that were not registered under the Securities Act of 1933.

Item 3:	Defaults upon Senior Securities — None

Item 4:	Mine Safety Disclosures — Not applicable

Item 5:	Other Information — None

Item 6:	Exhibits

The following exhibits (listed by number corresponding to the Exhibit table as Item 601 in Regulation S-K) are filed with this Report:

Exhibit Number	Document

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2         Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

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

HERMAN MILLER, INC.

April 11, 2012	/s/ Brian C. Walker
Brian C. Walker
Chief Executive Officer
(Duly Authorized Signatory for Registrant)

April 11, 2012	/s/ Gregory J. Bylsma
Gregory J. Bylsma
Chief Financial Officer
(Principal Accounting Officer and Duly Authorized Signatory for Registrant)