Form 10-K
period 2012-06-02
MILLER HERMAN INC
filed 2012-07-31
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[__]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended June 2, 2012	Commission File No. 001-15141
Herman Miller, Inc.
(Exact name of registrant as specified in its charter)

Michigan	38-0837640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

855 East Main Avenue
PO Box 302
Zeeland, Michigan	49464-0302
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (616) 654 3000
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $.20 Par Value (Title of Class)

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
Yes [__] No [ X ]
The aggregate market value of the voting stock held by “nonaffiliates” of the registrant (for this purpose only, the affiliates of the registrant have been assumed to be the executive officers and directors of the registrant and their associates) as of December 3, 2011, was $1,218,876,940 (based on $21.20 per share which was the closing sale price as reported by NASDAQ).

The number of shares outstanding of the registrant's common stock, as of July 26, 2012: Common stock, $.20 par value - 58,415,480 shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on October 8, 2012, are incorporated into Part III of this report.

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
Financial Information about Segments

Information relating to segments is provided in Note 14 to the Consolidated Financial Statements included in Item 8 of this report.
Narrative Description of Business

The company's principal business consists of the research, design, manufacture, and distribution of office furniture systems, seating, products, and related services. Most of these systems and products are designed to be used together.

The company works for a better world around our customers by designing furnishings and related services that improve the human experience wherever people work, heal, learn and live. The company's ingenuity and design excellence creates award-winning products and services, that makes us a leader in design and development of furniture and furniture systems. This leadership is exemplified by the innovative concepts introduced by the company in its modular systems (including Action Office®, Canvas Office Landscape™, Ethospace®, Resolve®, and My Studio Environments™). The company also offers a broad array of seating (including Embody®, Aeron®, Mirra®, Setu®, Sayl®, Celle®, Equa®, and Ergon® office chairs), storage (including Meridian® and Tu™ products), wooden casegoods (including Geiger® products), freestanding furniture products (including Abak®, Intent®, Sense™ and Envelop®) and the recently introduced Thrive portfolio of ergonomic solutions.

The company's products are marketed worldwide by its own sales staff, independent dealers and retailers, its owned dealer network, and via our e-commerce website. Salespersons work with dealers, the architecture and design community, and directly with end-users. Independent dealerships concentrate on the sale of Herman Miller products and some complementary product lines of other manufacturers. It is estimated that approximately 78 percent of the company's sales in the fiscal year ended June 2, 2012, were made to or through independent dealers. The remaining sales were made directly to end-users, including federal, state, and local governments, and several major corporations, by the company's own sales staff, its owned dealer network, or independent retailers.

The company is a recognized leader within its industry for the use, development, and integration of customer-centered technologies that enhance the reliability, speed, and efficiency of our customers' operations. This includes proprietary sales tools, interior design and product specification software; order entry and manufacturing scheduling and production systems; and direct connectivity to the company's suppliers.

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

Patents, Trademarks, Licenses, Etc.
The company has 108 active United States utility patents on various components used in its products and 49 active United States design patents. Many of the inventions covered by the United States patents also have been patented in a number of foreign countries. Various trademarks, including the name and stylized “Herman Miller” and the “Herman Miller Circled Symbolic M” trademark are registered in the United States and many foreign countries. The company does not believe that any material part of its business depends on the continued availability of any one or all of its patents or trademarks, or that its business would be materially adversely affected by the loss of any thereof, except for Herman Miller®, Herman Miller Circled Symbolic M®, Geiger®, Nemschoff®, Action Office®, Ethospace®, Aeron®, Mirra®, Eames®, PostureFit®, and Canvas Office Landscape™. It is estimated that the average remaining life of such patents and trademarks is approximately 5 years and 8 years, respectively.

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

Customer Base
It is estimated that no single dealer accounted for more than 4 percent of the company's net sales in the fiscal year ended June 2, 2012. It is also estimated that the largest single end-user customer, the U.S. federal government, accounted for $164 million, $226 million and $180 million of the company's net sales in fiscal 2012, 2011, and 2010, respectively. This represents approximately 9.5 percent, 14 percent and 14 percent of the company's net sales in fiscal 2012, 2011, and 2010, respectively. The 10 largest customers accounted for approximately 22 percent, 28 percent, and 27 percent of net sales in fiscal 2012, 2011, and 2010, respectively

Backlog of Unfilled Orders
As of June 2, 2012, the company's backlog of unfilled orders was $278.0 million. At May 28, 2011, the company's backlog totaled $275.8 million. It is expected that substantially all the orders forming the backlog at June 2, 2012, will be filled during the next fiscal year. Many orders received by the company are reflected in the backlog for only a short period while other orders specify delayed shipments and are carried in the backlog for up to one year. Accordingly, the amount of the backlog at any particular time does not necessarily indicate the level of net sales for a particular succeeding period.

Government Contracts
Other than standard provisions contained in contracts with the United States Government, the company does not believe that any significant portion of its business is subject to material renegotiation of profits or termination of contracts or subcontracts at the election of various government entities. The company sells to the U.S. Government both through a GSA Multiple Award Schedule Contract and through competitive bids. The GSA Multiple Award Schedule Contract pricing is principally based upon the company's commercial price list in effect when the contract is initiated, rather than being determined on a cost-plus-basis. The company is required to receive GSA approval to apply list price increases during the term of the Multiple Award Schedule Contract period.

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

Research, Design and Development
The company draws great competitive strength from its research, design and development programs. Accordingly, the company believes that its research and design activities are of significant importance. Through research, the company seeks to define and clarify customers and the problems which they are trying to solve. The company designs innovative products and services that address customer needs and solve their problems. The company uses both internal and independent research and design resources. Exclusive of royalty payments, the company spent approximately $41.0 million, $35.4 million, and $33.2 million, on research and development activities in fiscal 2012, 2011, and 2010, respectively. Generally, royalties are paid to designers of the company's products as the products are sold and are not included in research and development costs since they are variable based on product sales.

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

Based on current facts known to management, the company does not believe that existing environmental laws and regulations have had or will have any material effect upon the capital expenditures, earnings, or competitive position of the company. However, there can be no assurance environmental legislation and technology in this area will not result in or require material capital expenditures or additional costs to our manufacturing process.

Human Resources
The company considers its employees to be another of its major competitive strengths. The company stresses individual employee participation and incentives, believing that this emphasis has helped attract and retain a competent and motivated workforce. The company's human resources group provides employee recruitment, education and development, and compensation planning and counseling. There have been no work stoppages or labor disputes in the company's history, and its relations with its employees are considered good. Approximately 8% percent of the company's employees are covered by collective bargaining agreements, most of whom are employees of its Nemschoff and Herman Miller Limited (U.K.) subsidiaries.

As of June 2, 2012, the company employed 5,482 full-time and 170 part-time employees, representing a 2.4 percent and a 10.1 percent decrease, respectively, compared with May 28, 2011. In addition to its employee work force, the company uses temporary purchased labor to meet uneven demand in its manufacturing operations.

Information about International Operations

The company's sales in international markets are made primarily to office/institutional customers. Foreign sales consist mostly of office furniture products such as Ethospace®, Abak®, Aeron®, Mirra®, Celle®, Sayl® and other seating and storage products. The company conducts business in the following major international markets: Europe, Canada, the Middle East, Latin America, South America and the Asia/Pacific region. In certain foreign markets, the company's products are offered through licensing of foreign manufacturers on a royalty basis.

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

Additional information with respect to operations by geographic area appears in Note 14 of the Consolidated Financial Statements included in Item 8 of this report. Fluctuating exchange rates and factors beyond the control of the company, such as tariff and foreign economic policies, may affect future results of international operations. Refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, for further discussion regarding the company's foreign exchange risk.

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

Our funding obligations and pension expenses are affected by factors outside our control, including the performance of plan assets, interest rates, actuarial data and experience and changes in laws and regulations.
The future funding obligations for the company's U.S. defined benefit pension plans depend upon the future performance of assets set aside in trusts for these plans, the level of interest rates used to determine funding levels, actuarial data and experience and any changes in government laws and regulations. The company has taken steps to mitigate the risk related to the company's pension defined benefit pension plans by announcing its intent to change its employee retirement programs from a defined benefit-based model to a defined contribution structure. The company approved a plan to freeze future benefit accruals of its primary domestic defined benefit plan as of September 1, 2012. At this time, the company will begin to transition employees to a new defined contribution program and subsequently terminate its domestic defined benefit plans. The termination process is expected to take 12 to 24 months from the time that the benefit accruals are frozen. In addition, the company made pension contributions of $64.9 million to the company's pension and post-retirement plans. Due to the additional contributions and improved funded status the company changed the mix of the investments within the plan however, the company's employee benefit plans still hold a significant amount of equity securities. If the market values of these securities decline significantly, our future pension expenses and funding obligations could increase significantly. Decreases in interest rates that are not offset by contributions and asset returns could also increase the company's obligations under such plans. The company may be legally required to make contributions to it's U.S. pension plans in the future, and those contributions could be material. In addition, if local legal authorities increase the minimum funding requirements for the company's defined benefit pension plan outside the United States, the company could be required to contribute more funds, which would negatively affect operating cash flows.

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
We have established a set of key strategic goals for our business. Included among these are specific targets for growth in net sales and operating profit as a percentage of net sales. Our strategic plan assumes growth targets will be achieved by pursuing and winning new business in the following areas:

•	Primary Markets — Capturing additional market share within our primary markets by offering superior solutions to customers who value space as a strategic tool.

•	Adjacent Markets — Further applying our core skills in space environments such as small business, higher education and residential.

•	Developing Economies — Expanding our geographic reach in areas of the world with significant growth potential.

•	New Markets — Developing new products and technologies that serve wholly new markets.

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

Future efforts to expand our business within developing economies, particularly within China and India, may expose us to the effects of political and economic instability. Such instability may impact our ability to compete for business. It may also put the availability and/or value of our capital investments within these regions at risk. These expansion efforts expose us to operating environments with complex, changing, and in some cases, inconsistently applied legal and regulatory requirements. Developing knowledge and understanding of these requirements poses a significant challenge, and failure to remain compliant with them could limit our ability to continue doing business in these locations.

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
We have significant manufacturing and sales operations in the United Kingdom, which represents our largest marketplace outside the United States. We also have manufacturing operations in China. Additionally, our products are sold internationally through wholly-owned subsidiaries or branches in various countries including Canada, Mexico, Brazil, France, Germany, Italy, Netherlands, Japan, Australia, Singapore, China, Hong Kong, and India. In certain other regions of the world, our products are offered primarily through independent dealerships.

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

Item 1B UNRESOLVED STAFF COMMENTS — none

Item 2 PROPERTIES

The company owns or leases facilities located throughout the United States and several foreign countries. The location, square footage, and use of the most significant facilities at June 2, 2012 were as follows:

Owned Locations	Square Footage	Use

Holland, Michigan	917,400	Manufacturing, Distribution, Warehouse, Design, Office
Spring Lake, Michigan	582,700	Manufacturing, Warehouse, Office
Zeeland, Michigan	750,800	Manufacturing, Warehouse, Office
Sheboygan, Wisconsin	207,700	Manufacturing, Warehouse, Office
Hildebran, North Carolina	93,000	Manufacturing, Office
England, U.K.	85,000	Manufacturing, Office

Leased Locations

Atlanta, Georgia	176,700	Manufacturing, Warehouse, Office
England, U.K.	100,800	Manufacturing, Warehouse, Office
Ningbo, China	94,700	Manufacturing, Warehouse, Office
Hong Kong	109,300	Warehouse, Office

The company also maintains showrooms or sales offices near many major metropolitan areas throughout North America, Europe, Asia/Pacific, and Latin America. The company considers its existing facilities to be in good condition and adequate for its design, production, distribution, and selling requirements.

Item 3 LEGAL PROCEEDINGS

The company is involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the company’s operations, cash flows and financial condition.

ADDITIONAL ITEM: EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information relating to Executive Officers of the company is as follows.

Name	Age	Year Elected an Executive Officer	Position with the Company
Gregory J. Bylsma	47	2009	Executive Vice President, Chief Financial Officer
James E. Christenson	65	1989	Senior Vice President, Legal Services, and Secretary
Steven C. Gane	57	2009	Senior Vice President, President, Geiger & Specialty/Consumer
Donald D. Goeman	55	2005	Executive Vice President, Research, Design & Development
Kenneth L. Goodson, Jr.	60	2003	Executive Vice President, Operations
Andrew J. Lock	58	2003	Executive Vice President, President, International
Curtis S. Pullen	52	2007	Executive Vice President, President, North American Office and Learning Environments
Michael F. Ramirez	47	2011	Senior Vice President of People, Places and Administration
Jeffrey M. Stutz	41	2009	Treasurer and Vice President, Investor Relations
Brian C. Walker	50	1996	President and Chief Executive Officer
B. Ben Watson	47	2010	Executive Creative Director

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

Item 4 MINE SAFETY DISCLOSURES - Not applicable

PART II

Item 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Share Price, Earnings, and Dividends Summary

Herman Miller, Inc., common stock is traded on the NASDAQ-Global Select Market System (Symbol: MLHR). As of July 26, 2012, there were approximately 16,300 record holders, including individual participants in security position listings, of the company's common stock.

Per Share and Unaudited	Market Price High (at close)	Market Price Low (at close)	Market Price Close	Earnings Per Share- Diluted (1)	Dividends Declared Per Share
Year ended June 2, 2012:
First quarter	$28.67	$16.84	$18.33	$0.42	$0.0220
Second quarter	23.09	16.07	21.20	0.41	0.0220
Third quarter	22.79	18.18	20.62	0.26	0.0220
Fourth quarter	22.99	17.87	17.87	0.20	0.0220
Year	$28.67	$16.07	$17.87	$1.29	$0.0880
Year ended May 28, 2011:
First quarter	$20.13	$16.62	$16.93	$0.22	$0.0220
Second quarter	21.62	16.39	21.54	0.26	0.0220
Third quarter	27.35	21.54	26.36	0.29	0.0220
Fourth quarter	27.77	22.67	24.56	0.30	0.0220
Year	$27.77	$16.39	$24.56	$1.06	$0.0880

(1) The sum of the quarters may not equal the annual balance due to rounding associated with the calculation of earnings per share on an individual quarter basis

Dividends were declared and paid quarterly during fiscal 2012 and 2011 as approved by the Board of Directors. While it is anticipated that the company will continue to pay quarterly cash dividends, the amount and timing of such dividends is subject to the discretion of the Board depending on the company's future results of operations, financial condition, capital requirements, and other relevant factors.

Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during the fourth quarter ended June 2, 2012.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs (1)
3/4/12-3/31/12	351	21.85	351	$166,644,948
4/1/12-4/28/12	—	—	—	$166,644,948
4/29/12-6/2/12	2,128	17.87	2,128	$166,606,920
Total	2,479	18.43	2,479

(1) Amounts are as of the end of the period indicated

The company repurchases shares under a previously announced plan authorized by the Board of Directors on September 28, 2007, which provided share repurchase authorization of $300,000,000 with no specified expiration date.

No repurchase plans expired or were terminated during the fourth quarter of fiscal 2012.

During the period covered by this report the company did not sell any of its equity shares that were not registered under the Securities Act of 1933.

Stockholder Return Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on the Company's common stock with that of the cumulative total return of the Standard & Poor's 500 Stock Index and the NASD Non-Financial Index for the five-year period ended June 2, 2012. The graph assumes an investment of $100 on June 2, 2007 in the company's common stock, the Standard & Poor's 500 Stock Index and the NASD Non-Financial Index, with dividends reinvested.

	2007	2008	2009	2010	2011	2012
Herman Miller, Inc.	$100	$69	$40	$55	$71	$52
S&P 500 Index	$100	$91	$60	$71	$87	$83
NASD Non-Financial	$100	$100	$71	$92	$118	$119

Information required by this item is also contained in Item 12 of this report.

Item 6 SELECTED FINANCIAL DATA

Review of Operations

(In millions, except key ratios and per share data)	2012	2011	2010	2009	2008
Operating Results
Net sales	$1,724.1	$1,649.2	$1,318.8	$1,630.0	$2,012.1
Gross margin	590.6	538.1	428.5	527.7	698.7
Selling, general, and administrative (8)	400.3	369.0	334.4	359.2	400.9
Design and research	52.7	45.8	40.5	45.7	51.2
Operating earnings	137.6	123.3	53.6	122.8	246.6
Earnings before income taxes	119.5	102.5	34.8	98.9	230.4
Net earnings	75.2	70.8	28.3	68.0	152.3
Cash flow from operating activities	90.1	89.0	98.7	91.7	213.6
Depreciation and amortization	37.2	39.1	42.6	41.7	43.2
Capital expenditures	28.5	30.5	22.3	25.3	40.5
Common stock repurchased plus cash dividends paid	7.9	6.0	5.7	19.5	287.9

Key Ratios
Sales growth (decline)	4.5%	25.1%	(19.1)%	(19.0)%	4.9%
Gross margin (1)	34.3	32.6	32.5	32.4	34.7
Selling, general, and administrative (1) (8)	23.2	22.4	25.4	22.0	19.9
Design and research expense (1)	3.1	2.8	3.1	2.8	2.5
Operating earnings (1)	8.0	7.5	4.1	7.5	12.3
Net earnings growth (decline)	6.2	150.2	(58.4)	(55.4)	18.0
After-tax return on net sales (4)	4.4	4.3	2.1	4.2	7.6
After-tax return on average assets (5)	9.1	9.0	3.7	8.8	21.0
After-tax return on average equity (6)	33.2%	49.7%	64.2%	433.1%	170.5%

Share and Per Share Data
Earnings per share-diluted	$1.29	$1.06	$0.43	$1.25	$2.56
Cash dividends declared per share	0.09	0.09	0.09	0.29	0.35
Book value per share at year end	4.25	3.53	1.41	0.15	0.42
Market price per share at year end	17.87	24.56	19.23	14.23	24.80
Weighted average shares outstanding-diluted	58.5	57.7	57.5	54.5	59.6

Financial Condition
Total assets	$837.4	$808.0	$770.6	$767.3	$783.2
Working capital (3)	203.3	205.9	182.9	243.7	182.7
Current ratio (2)	1.8	1.8	1.3	1.6	1.6
Interest-bearing debt and related swap agreements	250.0	250.0	301.2	377.4	375.5
Shareholders' equity	248.3	205.0	80.1	8.0	23.4
Total capital (7)	498.3	455.0	381.3	385.4	398.9

(1) Shown as a percent of net sales.
(2) Calculated using current assets divided by current liabilities.
(3) Calculated using current assets less non-interest bearing current liabilities.

(4) Calculated as net earnings divided by net sales.
(5) Calculated as net earnings divided by average assets.
(6) Calculated as net earnings divided by average equity.
(7) Calculated as interest-bearing debt plus stockholders' equity.
(8) Selling, general, and administrative expenses include restructuring expenses in years that are applicable.

2007	2006	2005	2004	2003	2002

$1,918.9	$1,737.2	$1,515.6	$1,338.3	$1,336.5	$1,468.7
645.9	574.8	489.8	415.6	423.6	440.3
395.8	371.7	327.7	304.1	319.8	399.7
52.0	45.4	40.2	40.0	39.1	38.9
198.1	157.7	121.9	61.2	48.3	(79.9)
187.0	147.6	112.8	51.6	35.8	(91.0)
129.1	99.2	68.0	42.3	23.3	(56.0)
137.7	150.4	109.3	82.7	144.7	54.6
41.2	41.6	46.9	59.3	69.4	112.9
41.3	50.8	34.9	26.7	29.0	52.4
185.6	175.4	152.0	72.6	72.7	30.3

10.5%	14.6%	13.2%	0.1%	(9.0)%	(34.3)%
33.7	33.1	32.3	31.1	31.7	30.0
20.6	21.4	21.6	22.7	23.9	27.3
2.7	2.6	2.7	3.0	2.9	2.6
10.3	9.1	8.0	4.6	3.6	(5.4)
30.1	45.9	60.8	81.5	141.6	(139.8)
6.7	5.7	4.5	3.2	1.7	(3.8)
19.4	14.4	9.6	5.7	3.0	(6.3)
87.9%	64.2%	37.3%	21.9%	10.3%	(18.2)%

$1.98	$1.45	$0.96	$0.58	$0.31	$(0.74)
0.33	0.31	0.29	0.18	0.15	0.15
2.47	2.10	2.45	2.71	2.62	3.45
36.53	30.34	29.80	24.08	19.34	23.46
65.1	68.5	70.8	73.1	74.5	75.9

$666.2	$668.0	$707.8	$714.7	$757.3	$788.0
103.2	93.8	162.3	207.8	189.9	188.7
1.4	1.3	1.5	1.8	1.7	1.8
176.2	178.8	194.0	207.2	223.0	235.1
155.3	138.4	170.5	194.6	191.0	263.0
331.5	317.2	364.5	401.8	414.0	498.1

Item 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis

You should read the issues discussed in Management's Discussion and Analysis in conjunction with the company's Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in this Form 10-K.

Executive Overview

At Herman Miller, we work for a better world around you. We do this by designing and developing award-winning furniture and related services and technologies that improve your environment, whether it's an office, hospital, school, home, an entire building, or the world at large. At present, most of our customers come to us for interior environments in corporate office and healthcare settings. We also have a growing presence in educational and residential markets. Our primary products include furniture systems, seating, storage and material handling solutions, freestanding furniture, patient care products, and casegoods. Our other services extend from workplace solutions to furniture asset management.

More than 100 years of innovative business practices and a commitment to social responsibility have established Herman Miller as a recognized global company. A past recipient of the Smithsonian Institution's Cooper-Hewitt "National Design Award,” in 2011, Herman Miller again received the Human Rights Campaign Foundation's top rating in its annual Corporate Equality Index and was also named, for the eighth consecutive year, to the Dow Jones Sustainability World Index.

The company's products are sold internationally through wholly-owned subsidiaries or branches in various countries including the United Kingdom, Canada, France, Germany, Italy, Japan, Mexico, Australia, Singapore, China, Hong Kong, India, and the Netherlands. The company's products are offered elsewhere in the world primarily through independent dealerships. The company has customers in over 100 countries.

The company is globally positioned in terms of manufacturing operations. In the United States, the company's manufacturing operations are located in Michigan, Georgia, Wisconsin and North Carolina. In Europe, the company's manufacturing presence is located within the United Kingdom, which is the company's largest marketplace outside of the United States. In Asia, manufacturing operations includes a facility located in Ningbo, China. The company manufactures products using a system of lean manufacturing techniques collectively referred to as the Herman Miller Performance System (HMPS). The company strives to maintain efficiencies and cost savings by minimizing the amount of inventory on hand. Accordingly, production is order-driven with direct materials and components purchased as needed to meet demand. The standard lead time for the majority of our products is 10 to 20 days. These factors result in a high rate of inventory turns and typically cause company inventory levels to appear relatively low compared to sales volume.

A key element of the company's manufacturing strategy is to limit fixed production costs by sourcing component parts from strategic suppliers. This strategy has allowed the company to increase the variable nature of our cost structure while retaining proprietary control over those production processes that we believe provide us a competitive advantage. As a result of this strategy, our manufacturing operations are largely assembly-based.

The business is comprised of various operating segments as defined by generally accepted accounting principles in the United States. These operating segments are determined on the basis of how the company internally reports and evaluates financial information used to make operating decisions. For external reporting purposes, the company has identified the following reportable segments:

•
North American Furniture Solutions — Includes the operations associated with the design, manufacture, and sale of furniture products for work-related settings, including office, education, and healthcare environments, throughout the United States and Canada. The North American Furniture Solutions reportable segment is the aggregation of two operating segments in accordance with ASC 280-10-50-10 through 11. In addition, the company has determined that both operating segments within the North American Furniture Solutions reportable segment each represent reporting units.

•
Non-North American Furniture Solutions — Includes the operations associated with the design, manufacture, and sale of furniture products, primarily for work-related settings, for Mexico and outside of North America as well as the company's Non-North America consumer retail business.

•
Specialty and Consumer — Includes the operations associated with the design, manufacture, and sale of high-end furniture products including Geiger wood products, Herman Miller Collection products and the company's North American consumer retail business.

The reportable segments described above reflect a change made to the company's reportable segments during the first quarter of fiscal year 2012. The modification is a result of an organizational realignment whereby the company's operations related to the consumer retail business, the Herman Miller Collection, and Geiger are now the responsibility of one segment manager responsible for Specialty and Consumer.

The company also reports a corporate category consisting primarily of startup business and unallocated corporate expenses including restructuring and impairment costs.

Core Strengths
The company relies on the following core strengths in delivering workplace solutions to customers.

•
Brand - The Herman Miller brand is recognized by customers as a pioneer in design and sustainability, and as an advocate that supports their needs and interests. Within the company's industry, Herman Miller is acknowledged as one of the leading brands that inspires architects and designers to create their best commercial design solutions. Leveraging the company's brand equity across the lines of business to extend the company's reach to customers and consumers is an important element of the company's business strategy.

•
Problem-Solving Design and Innovation - The company is committed to developing research-based functionality and aesthetically innovative new products and has a history of doing so. The company believes its skills and experience in matching problem-solving design with the workplace needs of customers provides the company with a competitive advantage in the marketplace. An important component of the company's business strategy is to actively pursue a program of new product research, design, and development. The company accomplishes this through the use of an internal research, and engineering staff as well as third party design resources generally compensated on a royalty basis.

•
Operational Excellence - The company was among the first in our industry to embrace the concepts of lean manufacturing. HMPS provides the foundation for all of our manufacturing operations. The company is committed to continuously improving both product quality and production and operational efficiency. The company has extended this lean process work to our non-manufacturing processes as well as externally to our manufacturing supply chain and distribution channel. The company believes these concepts hold great promise for further gains in reliability, quality and efficiency.

•
Building and Leading Networks - The company values relationships in all areas of the business. The company considers its network of innovative designers, owned and independent dealers, and suppliers to be among the most important competitive factors and vital to the long-term success of the business.

Channels of Distribution
The company's products and services are offered to most of its customers under standard trade credit terms between 30 and 45 days and are sold through the following distribution channels.

•
Independent Contract Furniture Dealers and Licensees - Most of the company product sales are made to a network of independently owned and operated contract furniture dealerships doing business in many countries around the world. These dealers purchase the company's products and distribute them to end customers. The company recognizes revenue on product sales through this channel once products are shipped and title passes to the dealer. Many of these dealers also offer furniture-related services, including product installation.

•
Owned Contract Furniture Dealers - At June 2, 2012, the company owned 6 contract furniture dealerships, some of which have operations in multiple locations. The financial results of these owned dealers are included in our Consolidated Financial Statements. Product sales to these dealerships are eliminated as inter-company transactions from our consolidated financial results. The company recognizes revenue on these sales once products are shipped to the end customer and installation is substantially complete. The company believes independent ownership of contract furniture dealers is generally the best model for a financially strong distribution network. With this in mind, the company's strategy is to continue to pursue opportunities to transition the remaining owned dealerships to independent owners. Where possible, the goal is to involve local managers in these ownership transitions.

•
Direct Customer Sales - The company sometimes sells products and services directly to end customers without an intermediary (e.g. sales to the U.S. federal government). In most of these instances, the company contracts separately with a dealership or third-party installation company to provide sales-related services. The company recognizes revenue on these sales once products are shipped and installation is substantially complete.

•
Independent Retailers - Certain products are sold to end customers through independent retail operations. Revenue is recognized on these sales once products are shipped and title passes to the independent retailer.

•
E-Commerce - The company sells products through its online store, in which products are available for sale via the company's website, hermanmiller.com. This site complements our existing methods of distribution and exemplifies the company's brand to new customers. The company recognizes revenue on these sales upon shipment of the product.

Challenges Ahead
Like all businesses, the company is faced with a host of challenges and risks. The company believes its core strengths and values, which provide the foundation for its strategic direction, have us well prepared to respond to the inevitable challenges the company will face in the future. While the company is confident in its direction, the company acknowledges the risks specific to the business and industry. Refer to Item 1A for discussion of certain of these risk factors.

Future Avenues of Growth
The company believes it's well positioned to successfully pursue its mission in spite of the risks and challenges it faces. That is, the company will design and develop furniture and related services and technologies that reflect sustainable business practices that improve environments and help to create a better world. In pursuing our mission, the company has identified the following as key avenues for future growth.

•	Primary Markets — Capture additional market share within our primary markets by offering superior solutions and ever expanding product categories, to customers who value space as a strategic tool.

•	Adjacent Markets — Further apply the company's core skills in space environments such as small business, higher education and residential.

•	Developing Economies — Expand the company's geographic reach in areas of the world with significant growth potential.

•	New Markets — Develop or acquire new products and technologies that serve new markets.

Industry Analysis
The Business and Institutional Furniture Manufacturer's Association (BIFMA) is the trade association for the U.S. domestic office furniture industry. The company monitors the trade statistics reported by BIFMA and considers them an indicator of industry-wide sales and order performance. BIFMA publishes statistical data for the contract segment and the office supply segment within the U.S. furniture market. The U.S. contract segment relates primarily to large to mid-size corporations installed via a network of dealers. The office supply segment primarily to smaller customers via wholesalers and retailers. The company primarily participates, and is a leader in, the contract segment. It is important to note that the company's diversification strategy lessens our dependence on the U.S. office furniture market.

The company also analyzes BIFMA statistical information as a benchmark comparison against the performance of the domestic U.S. business and also to that of competitors. The timing of large project-based business may affect comparisons to this data in any one period. Finally, BIFMA regularly provides its members with industry forecast information, which the company uses internally as one of several considerations in its short and long-range planning process.

Discussion of Business Conditions
Fiscal years ended June 2, 2012 and May 28, 2011 contained 53 and 52 weeks of operations, respectively.

The company closed fiscal 2012 with net sales of over $1.7 billion, driving a 22 percent increase in earnings per share relative to last fiscal year. While delivering solid financial results, the company also made meaningful progress on a number of important initiatives. These include significantly decreasing long-term pension obligations during the year by contributing approximately $65 million in cash to the company's pension plans. During fiscal 2012 the company also acquired Sun Hing POSH Holdings Limited (POSH), a Hong Kong-based designer, and distributor of office furniture systems, freestanding furniture, seating, filing and storage with distribution in Hong Kong and China. With POSH, the company gains immediate access to the Chinese market through the POSH dealer network. As the demand for high quality seating and furniture continues to grow in the region, the company anticipates a significant increase in the sales of Herman Miller products through the POSH dealer network. With an expanded product offering through POSH, the company expects to look beyond China to other markets and customers not presently being served.

The development of new products has remained a critical element of the company's business strategy as the company continues to deliver superior products and services to customers. During fiscal 2012 the company gained market traction with a number of recently introduced products - including SAYL® chairs, Canvas Office Landscape™ and the Thrive ergonomic solutions portfolio. Importantly, throughout the year the company has aggressively pursued the next generation of new products that, taken together, represent one of the broadest product development agendas in Herman Miller's history. The company reached an important strategic milestone earlier this fiscal year with the introduction of the Herman Miller Collection - a dynamic product portfolio aimed at further articulating the company's unique heritage and contemporary value to architects, designers, and consumers. The Collection offers both classic and newly commissioned Herman Miller designs, along with broad offerings from both Magis and Mattiazzi - our Italian alliance partners. The combination of these products significantly expands the company's breadth of offer in the workplace. At this year's NeoCon furniture industry trade show the company earned a total of seven Best of NeoCon awards - the most of any manufacturer - across a range of product categories.

Looking forward, the general economic outlook for our industry in the U.S. is expected to be positive. BIFMA issued its most recent report in May 2012 expecting that the growth rate of office furniture orders and shipments in the U.S. for calendar 2012 will be 4.2 percent and 3.4 percent, respectively. This forecasted growth is based on an improvement in the U.S. economy, primarily driven by an improvement in employment.

Financial Results
The following is a comparison of our annual results of operations and year-over-year percentage changes for the periods indicated.

(Dollars In millions)	Fiscal 2012	% Chg from 2011	Fiscal 2011	% Chg from 2010	Fiscal 2010
Net sales	$1,724.1	4.5%	$1,649.2	25.1%	$1,318.8
Cost of sales	1,133.5	2.0%	1,111.1	24.8%	890.3
Gross margin	590.6	9.8%	538.1	25.6%	428.5
Operating expenses	453.0	9.2%	414.8	10.6%	374.9
Operating earnings	137.6	11.6%	123.3	130.0%	53.6
Net other expenses	18.1	(13.0)%	20.8	10.6%	18.8
Earnings before income taxes	119.5	16.6%	102.5	194.5%	34.8
Income tax expense	44.3	39.7%	31.7	387.7%	6.5
Net earnings	$75.2	6.2%	$70.8	150.2%	$28.3

The following table presents, for the periods indicated, the components of the company's Consolidated Statements of Operations as a percentage of net sales.

Fiscal Year Ended	June 2, 2012	May 28, 2011	May 29, 2010
Net sales	100.0%	100.0%	100.0%
Cost of sales	65.7	67.4	67.5
Gross margin	34.3	32.6	32.5
Selling, general, and administrative expenses	22.9	22.2	24.1
Restructuring and impairment expenses	0.3	0.2	1.3
Design and research expenses	3.1	2.8	3.1
Total operating expenses	26.3	25.2	28.4
Operating earnings	8.0	7.5	4.1
Net other expenses	1.0	1.3	1.4
Earnings before income taxes	6.9	6.2	2.6
Income tax expense	2.6	1.9	0.5
Net earnings	4.4	4.3	2.1

Net Sales, Orders, and Backlog - Fiscal 2012 Compared to Fiscal 2011

For the fiscal year ended June 2, 2012, consolidated net sales increased 4.5 percent to $1,724.1 million from $1,649.2 million for the fiscal year ended May 28, 2011. Net sales increased approximately $4.9 million in fiscal 2012 from the acquisition of Sun Hing POSH Holdings Limited (POSH). The overall impact of foreign currency changes for the fiscal year was to increase net sales by approximately $4.9 million. The impact of net changes in pricing is estimated to have had a $35.0 million increase on net sales during fiscal 2012 over the prior year. The divestiture of the three dealers sold during fiscal 2012 lead to approximately a $53 million decrease in both net sales and orders for fiscal 2012. The extra week of operations contributed approximately $32 million towards the increase. The remainder of the fiscal 2012 increase was driven by increased unit volumes.

Consolidated net trade orders for fiscal 2012 totaled $1,725.7 million compared to $1,672.3 million in fiscal 2011, an increase of 3.2 percent. Order rates began the year at a steady pace with orders averaging approximately $34 million per week through the second quarter. The third quarter weekly order rates averaged approximately $28 million per week, which is consistent with the company's typical seasonal slowdown. The fourth quarter finished the year with average weekly order rates increasing to approximately $34 million. The overall impact of foreign currency changes for the fiscal year increased net orders by approximately $5.7 million.

Our backlog of unfilled orders at the end of fiscal 2012 totaled $278.0 million, a 0.8 percent increase from the $275.8 million backlog at the end of fiscal 2011.

BIFMA reported an estimated year-over-year increase in U.S. office furniture shipments of approximately 4.1 percent for the twelve-month period ended May 2012. By comparison, the net sales increase for the company's domestic U.S. business was approximately 6.9 percent. The company believes that while comparisons to BIFMA are important, the company continues to pursue a strategy of revenue diversification that makes us less reliant on the drivers that impact BIFMA.

Net Sales, Orders, and Backlog - Fiscal 2011 Compared to Fiscal 2010

For the fiscal year ended May 28, 2011, consolidated net sales increased 25.1 percent to $1,649.2 million from $1,318.8 million for the fiscal year ended May 29, 2010. Net sales increased approximately $33 million in fiscal 2011 from the acquisitions of Colebrook Bosson Saunders, and a contract and retail furniture dealership in Australia, which were both acquired in the fourth quarter of fiscal 2010. The overall impact of foreign currency changes was to increase fiscal 2011 net sales by approximately $10 million. The impact of deeper discounting is estimated to have had a $34.5 million decrease on net sales during fiscal 2011 over the prior year. The remainder of the fiscal 2011 increase was driven by increased unit volumes due to a more robust global economic environment and was experienced across nearly all operating segments and geographies.

Consolidated net trade orders for fiscal 2011 totaled $1,672.3 million compared to $1,322.4 million in fiscal 2010, an increase of 26.5 percent. Order rates began the year at a steady pace with orders averaging approximately $30 million per week through the first quarter. The second and third quarter weekly order rates averaged approximately $36 million and $28 million, respectively, with the third quarter experiencing our typical seasonal slowdown. The fourth quarter finished the year with average weekly order rates increasing to approximately $35 million. The overall impact of foreign currency changes for the fiscal year increased net orders by approximately $8 million.

Our backlog of unfilled orders at the end of fiscal 2011 totaled $275.8 million, a 13.2 percent increase from the $243.6 million backlog at the end of fiscal 2010.

BIFMA reported an estimated year-over-year increase in U.S. office furniture shipments of approximately 17.6 percent for the twelve-month period ended May 2011. By comparison, the net sales increase for the company''s domestic U.S. business was approximately 24.8 percent for the same period.

Gross Margin - Fiscal 2012 Compared to Fiscal 2011

Fiscal 2012 gross margin as a percentage of sales was 34.3 percent which is an increase of 170 basis points from the fiscal 2011 level. Approximately 130 basis points of the increase was driven by the benefit captured from recent price increases net of incremental discounting. This benefit drove an increase in net sales of approximately $35 million during fiscal 2012 relative to the prior year period. An improvement in pricing net of incremental discounting increases net sales relative to prior periods. This has the effect of decreasing the components of the Condensed Consolidated Statement of Operations as a percentage of net sales.

Direct material costs as a percentage of sales in the current year remained consistent with fiscal 2011 levels.

Direct labor costs remained substantially the same as a percentage of sales compared to fiscal 2011 levels. The reduction in net sales due to the dealer divestitures during fiscal 2012 had the effect of increasing the direct labor percent as the incremental dealer sales had a lower direct labor component, however, this was offset by the net increase in pricing and favorable product labor content.

Overhead costs as a percent of net sales were lower by 170 basis points. The decrease in manufacturing overhead percent was due to both a $16.2 million reduction in overhead costs and a reduction in net sales due to the divested dealers. The additional decrease in manufacturing overhead percent was due to a decrease in employee incentive costs of approximately $6.8 million, and the net increase in pricing. The remainder of the decrease is due to increased absorption of overhead costs.

Freight expenses, as a percentage of sales, were modestly higher by 20 basis points compared to fiscal 2011 levels. In dollars these costs were higher by $5.5 million due to increased volume. The largest contributing factor to the increase in freight expense was increased fuel costs.

Gross Margin - Fiscal 2011 Compared to Fiscal 2010

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

Direct material costs as a percentage of sales in fiscal year 2011 increased 150 basis points from fiscal 2010. This was primarily driven by an increase in the cost of commodities and the increase in discounting, which has the effect of reducing net sales.

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

Restructuring - Fiscal 2012 and Fiscal 2011

During fiscal 2012, the company took action to decrease its cost structure. In the fourth quarter the company announced a plan ("The 2012 Plan) to consolidate the Nemschoff manufacturing operations in Sheboygan, Wisconsin with the closure of the Sioux City, Iowa seating plant. The 2012 Plan also includes the consolidation of the Nemschoff Sheboygan manufacturing sites into one location. This plan will reduce fixed costs and operating expenses in order to improve operating performance, profitability and further enhance productivity. The 2012 Plan will reduce our workforce by approximately 70 employees. The company anticipates it will incur an additional $1.5 million in restructuring expense in future periods for the 2012 Plan.

Under the 2012 Plan, the company incurred restructuring expense of $1.6 million of which consisted of $0.2 million related to severance and the $1.4 million related to impairment of building and equipment. In addition, the company recorded impairment of $3.8 million for the indefinite-lived intangible assets related to two healthcare trade names that were terminated during the fourth quarter of fiscal 2012. The impairment was the result of the company’s strategy to reduce its portfolio of healthcare brands and begin marketing the related products under the Nemschoff trade name.
During fiscal 2011 the company incurred $3.0 million of restructuring expense. The restructuring accrual balances of $0.2 million and $1.0 million for fiscal years 2012 and 2011, respectively are included in, "Accrued liabilities" within the Consolidated Balance Sheet.

See Note 15 of the Consolidated Financial Statements for additional information on restructuring.

Operating Expense - Fiscal 2012 Compared to Fiscal 2011

Operating expenses in fiscal 2012 were $453.0 million, or 26.3 percent of net sales, which compares to $414.8 million, or 25.2 percent of net sales in fiscal 2011. The company experienced a year-over-year increase in operating expense dollars of $38.2 million, and a 110 basis point increase to operating expenses as a percentage of net sales. The fiscal 2012 increase in operating expenses was partially driven by the fiscal 2011 positive impact of $15.1 million, resulting from the settlement of the liability related to contingent payments associated with the Nemschoff acquisition. Restructuring and impairment expenses increased by $2.4 million, in fiscal 2012 compared to fiscal 2011 (see the discussion on restructuring expense above for additional detail). The company also incurred approximately $8 million and $1.6 million in additional operating expenses due to the extra week of operations and the acquisition of POSH, respectively, during fiscal 2012. Warranty expenses were higher by $10.9 million for fiscal 2012 due to increased spend and changes in estimates. The company recorded approximately $7 million less employee incentive expense during fiscal 2012 compared to the prior year period.

Year-over-year changes in currency exchange rates, associated with the company's international operations, increased operating expenses by an estimated $1 million.

Design and research costs included in total operating expenses for fiscal 2012 was $52.7 million, or 3.1 percent of net sales, compared to fiscal 2011 expenses of $45.8 million, or 2.8 percent of net sales. This increase was primarily driven by the company's increased investment in various projects. The remaining increase of $1.3 million was due to an increase in royalty payments to designers due to increases in net sales. Royalty payments for the company products, which are included within design and research costs, totaled $11.7 million and $10.4 million in fiscal years 2012 and 2011, respectively.

Operating Expense - Fiscal 2011 Compared to Fiscal 2010

Operating expenses in fiscal 2011 were $414.8 million, or 25.2 percent of net sales, which compares to $374.9 million, or 28.4 percent of net sales in fiscal 2010. The company experienced a year-over-year increase in operating expense dollars of $39.9 million, and a 320 basis point decrease to operating expenses as a percentage of net sales. The increase in operating expenses was primarily driven by the increase in net sales during the year. In addition, the company incurred $3.8 million and $16.6 million of additional operating expenses during fiscal 2011 due to the reinstatement of all employee benefits and employee incentive expenses, respectively. Restructuring expenses were $3.0 million, compared to restructuring and impairment expenses of $16.7 million in fiscal 2010, which included an impairment of $2.5 million for Convia assets. Operating expense increases were partially offset during fiscal 2011 by the positive impact resulting from the settlement of the liability related to contingent payments associated with the Nemschoff acquisition of $15.1 million.

Year-over-year changes in currency exchange rates, associated with international operations, increased operating expenses by an estimated $2 million in fiscal 2011.

Design and research costs included in total operating expenses for fiscal 2011 was $45.8 million, or 2.8 percent of net sales, compared to fiscal 2010 expenses of $40.5 million, or 3.1 percent of net sales. This increase in dollars of $5.3 million resulted in a decrease of 30 basis points as a percent of sales. This increase in dollars was primarily driven by royalty payments to designers and the reinstatement of employee benefits. Royalty payments to designers for company products totaled $10.4 million and $7.3 million in fiscal years 2011 and 2010, respectively.

Operating Earnings

In fiscal 2012 operating earnings were $137.6 million, an 11.6 percent increase from fiscal 2011 operating earnings of $123.3 million. The fiscal 2011 earnings represented a 130.0 percent increase from fiscal 2010 operating earnings of $53.6 million. Operating earnings as a percentage of sales for fiscal years 2012, 2011 and 2010 were 8.0 percent, 7.5 percent and 4.1 percent, respectively.

Other Expenses and Income

Net other expenses totaled $18.1 million in fiscal 2012 compared to $20.8 million in fiscal 2011 and $18.8 million in fiscal 2010. Approximately $2.4 million of the decrease in fiscal 2012 expense compared to fiscal 2011 was a result of lower interest expense due to the net reduction in the company's long-term debt levels in the fourth quarter of fiscal 2011. Lower foreign currency transaction losses in fiscal 2012 contributed to the remainder of the decrease in expense compared to fiscal 2011.

The increase in fiscal 2011 expense compared to fiscal 2010 was primarily the result of higher foreign currency transaction losses and lower interest and investment income, which were partially offset by lower interest expense compared to the prior year.

Income Taxes

The company's effective tax rate was 37.1 percent in fiscal 2012 versus 30.9 percent in fiscal 2011 and 18.8 percent in fiscal 2010. The effective tax rate in fiscal 2012 was above the statutory rate of 35 percent, primarily due to a lower than anticipated manufacturing deduction, non-deductible expenses associated with contingent purchase consideration, and other adjustments required to reconcile income tax expense with the tax return of a foreign subsidiary. The effective tax rate in fiscal 2011 was below the statutory rate of 35 percent, primarily due to the domestic U.S. manufacturing deduction and realization of foreign tax credits. The effective rate in fiscal 2010 was below the statutory rate of 35 percent, primarily due to the release of tax reserves that were no longer needed due to the closure of an IRS audit of the company's tax returns through fiscal 2009 and the domestic U.S. manufacturing tax incentive.

The company expects the effective tax rate for fiscal 2013 to be between 31 and 33 percent. For further information regarding income taxes, refer to Note 10 of the Consolidated Financial Statements.

Net Earnings; Earnings per Share

In fiscal 2012 and fiscal 2011 we generated $75.2 million and $70.8 million of net earnings, respectively. This compares to net earnings in fiscal 2010 of $28.3 million. In fiscal 2012 diluted earnings per share were $1.29 while diluted earnings per share in fiscal 2011 were $1.06 and $0.43 in fiscal 2010.

Discussion of Segments - Fiscal 2012 Compared to Fiscal 2011

North America
Net sales within the North American Furniture Solutions (North America) reportable segment were $1,218.5 million in fiscal 2012, a 0.5 percent decrease from fiscal 2011 net sales of $1,224.8 million. The divestiture of the three dealers sold during fiscal 2012 lead to approximately a $53.0 million decrease in net sales for fiscal 2012. The impact of net changes in pricing is estimated to have had a $31.0 million increase on net sales during fiscal 2012 over the prior year. The extra week of operations contributed approximately $23.0 million to the fiscal 2012 net sales increase. The impact of foreign currency changes was to increase fiscal 2012 net sales for North America by approximately $0.7 million. The remaining change in net sales was due to a decrease in unit volumes during fiscal 2012.

Operating earnings for North America in fiscal 2012 were $96.9 million, or 8.0 percent of net sales. This compares to operating earnings of $99.4 million or 8.1 percent of net sales in fiscal 2011. The extra week of operations had the effect of increasing operating earnings in fiscal 2012 by approximately $1.8 million. Warranty expenses were higher by $9.2 million for fiscal 2012 due to increased spend and changes in estimates. North America also had approximately $15.0 million less employee incentive expense during fiscal 2012 compared to the prior year. The impact of foreign currency changes increased fiscal 2012 operating earnings for North America by approximately $0.7 million. In addition, the fiscal 2011 operating earnings included the positive impact resulting from the settlement of the liability related to contingent payments associated with the Nemschoff acquisition of $15.1 million. The remaining change in operating earnings as a percent of net sales in the current fiscal year is primarily driven by the ability to spread fixed manufacturing, sales and other costs over increased net sales.

Non-North America
Net sales from the Non-North American Furniture Solutions (Non-North America) reportable segment were $347.3 million in fiscal 2012, a $56.9 million or a 19.6 percent increase from fiscal 2011 net sales of $290.4 million. The extra week of operations contributed approximately $6.3 million towards the increase. Additionally, net sales increased approximately $4.9 million in fiscal 2012 from the acquisition of POSH, which was acquired in the fourth quarter of fiscal 2012. The impact of foreign currency changes was to increase fiscal 2012 net sales for Non-North America by approximately $4.2 million. The remaining year-over-year sales growth was driven primarily from increased unit volumes during fiscal 2012.

Operating earnings within Non-North America totaled $32.1 million and $18.8 million for fiscal year 2012 and 2011, respectively and represents 9.2 percent and 6.4 percent of net sales for fiscal year 2012 and 2011, respectively. The extra week of operations had the effect of increasing operating earnings in fiscal 2012 by approximately $0.6 million. The acquisition of POSH contributed an additional $0.4 million of operating earnings to fiscal 2012. The impact of foreign currency changes increased fiscal 2012 operating earnings for Non-North America by approximately $0.4 million. The remaining increase in operating earnings was driven by the ability to spread fixed manufacturing, sales and other costs over increased unit volumes.

Specialty and Consumer
Net sales within the Specialty and Consumer reportable segment (Specialty and Consumer) were $158.3 million in fiscal 2012, a $24.1 million or a 18.0 percent increase from fiscal 2011 net sales of $134.0 million. The impact of net changes in pricing is estimated to have had a $4.0 million increase on net sales during fiscal 2012 over the prior year. The extra week of operations contributed approximately $3.0 million towards the increase. The remaining increase in net sales was driven primarily from increased unit volumes during fiscal 2012.

Operating earnings within Specialty and Consumer totaled $15.1 million for the year or 9.5 percent of net sales. This compares to operating earnings of $10.7 million or 8.0 percent of net sales in fiscal 2011, an increase of 150 basis points. The extra week of operations had the effect of increasing operating earnings in fiscal 2012 by approximately $0.3 million. Specialty and Consumer also had approximately $1.0 million less employee incentive expense during fiscal 2012 compared to the prior year. Warranty expenses increased $2.2 million for fiscal 2012 due to increased spend and changes in estimates. The remaining increase in operating earnings was driven by the ability to spread fixed manufacturing, sales and other costs over increased unit volumes.

Discussion of Segments - Fiscal 2011 Compared to Fiscal 2010

North America
Net sales within the North American Furniture Solutions (North America) reportable segment were $1,224.8 million in fiscal 2011, a 23.7 percent increase from fiscal 2010 net sales of $989.7 million. The impact of foreign currency changes was to increase fiscal 2011 net sales for North America by approximately $5 million. The remaining increase in net sales was due to an increase in unit volumes during fiscal 2011.

Operating earnings for North America in fiscal 2011 were $99.4 million, or 8.1 percent of net sales. This compares to reportable segment earnings of $75.8 million or 7.7 percent of net sales in fiscal 2010. Operating earnings in fiscal 2011 were reduced $20.4 million, $3.4 million, and $3.3 million due to additional operating expenses during fiscal 2011 related to the reinstatement of all of our employee benefits, employee incentive costs, and warranty costs, respectively. These increased operating expenses were partially offset during fiscal 2011 by the $15.1 million settlement of the liability related to contingent payments associated with the Nemschoff acquisition. The impact of foreign currency changes increased fiscal 2011 operating earnings for North America by approximately $4 million. The remaining increase in operating earnings as a percent of net sales in the current fiscal year is primarily driven by the ability to spread fixed manufacturing, sales and other costs over increased unit volumes.

Non-North America
Net sales from the Non-North American Furniture Solutions (Non-North America) reportable segment were $290.4 million in fiscal 2011, a $67.7 million or a 30.4 percent increase from fiscal 2010 net sales of $222.7 million. The impact of foreign currency changes was to increase fiscal 2011 net sales for Non-North America by approximately $5 million. Additionally, net sales increased approximately $33 million in fiscal 2011 from the acquisitions of Colebrook Bosson Saunders, and a contract and retail furniture dealership in Australia, which were both acquired in the fourth quarter of fiscal 2010. The remaining year-over-year sales growth was driven primarily from increased unit volumes during fiscal 2011.

Operating earnings within Non-North America totaled $18.8 million for the year or 6.4 percent of net sales. This compares to an operating loss of $0.2 million or a negative 0.1 percent of net sales in fiscal 2010, an increase of 650 basis points. The operating loss in fiscal 2010 was affected by an independent dealer in Australia that went into receivership and resulted in bad debt expense of approximately $5 million. Operating earnings in fiscal 2011 were reduced $1.9 million due to additional operating expenses related to employee incentive costs and benefits. Additionally, operating earnings increased $1.5 million in fiscal 2011 from the above referenced fiscal 2010 fourth quarter acquisitions. The impact of foreign currency changes increased fiscal 2011 operating earnings for Non-North America by approximately $2.0 million. The remainder of the increased operating profitability was driven by the ability to spread fixed manufacturing, sales and other costs over increased unit volumes.

Specialty and Consumer
Net sales within the Specialty and Consumer reportable segment (Specialty and Consumer) were $134.0 million in fiscal 2011, a $28.1 million or a 26.5 percent increase from fiscal 2010 net sales of $105.9 million. The increase in net sales was driven primarily from increased unit volumes during fiscal 2011.

Operating earnings within Specialty and Consumer totaled $10.7 million for fiscal 2011 or 8.0 percent of net sales, an increase of 280 basis points. This compares to operating earnings of $5.5 million or 5.2 percent of net sales in fiscal 2010. This increase was offset by $2.2 million in additional operating expenses related to the reinstatement of all of the company's employee benefits and employee incentive plans. The remainder of the increased operating profitability was driven by the ability to spread fixed manufacturing, sales and other costs over increased unit volumes.

Liquidity and Capital Resources

The table below presents certain key cash flow and capital highlights for the fiscal years indicated.

	Fiscal Year Ended
(In millions)	2012	2011	2010
Cash and cash equivalents, end of period	$172.2	$142.2	$130.5
Marketable securities, end of period	$9.6	$11.0	$12.1
Cash generated from operating activities	$90.1	$89.0	$98.7
Cash used for investing activities	$(58.4)	$(31.4)	$(77.6)
Cash used for financing activities	$(1.6)	$(50.2)	$(78.9)
Pension and post-retirement benefit plan contributions (4)	$(64.9)	$(52.8)	$(19.3)
Capital expenditures	$(28.5)	$(30.5)	$(22.3)
Stock repurchased and retired	$(2.7)	$(1.0)	$(0.8)
Interest-bearing debt, end of period (1) (3)	$250.0	$250.0	$301.2
Available unsecured credit facility, end of period (2) (3)	$140.3	$140.6	$138.8

(1) Amounts shown include the fair value of the company's interest rate swap arrangement. The net fair value of this arrangement was $1.2 million at May 29, 2010.
(2) Amounts shown are net of outstanding letters of credit, which are applied against the company's unsecured credit facility.
(3) During the second quarter of fiscal 2012 and the first quarter of fiscal 2010 we renegotiated the unsecured revolving credit facility. Refer to Note 5 of the Consolidated Financial Statements for additional information.
(4) Amount shown for fiscal 2011 and fiscal 2010 includes a $14.6 million and $16.7 million contribution made in the company's common stock, respectively.

Cash Flow — Operating Activities
Cash generated from operating activities in fiscal 2012 totaled $90.1 million compared to $89.0 million generated in the prior year. This represents an increase of $1.1 million compared to fiscal 2011. Changes in working capital balances resulted in a $8.8 million source of cash in the current fiscal year compared to a $15.6 million use of cash in the prior year.

The source of cash related to working capital balances in fiscal 2012 consist primarily of decreases in trade receivables of $17.5 million, prepaids of $2.7 million, an increase in trade payables of $4.8 million and an increase in accrued warranty of $5.3 million. These amounts were partially offset by decreases in accrued compensation and other accruals of $20.1 million and $1.4 million, respectively.

The use of cash related to working capital balances in fiscal 2011 consist primarily of increases in trade receivables of $48.5 million, inventory of $8.3 million and prepaids of $14.5 million. These changes were partially offset by increases in trade payables of $14.3 million, and regular and incentive based compensation of $34.8 million during fiscal 2011.

The source of cash related to working capital balances in fiscal 2010 consisted primarily of decreases in trade receivables of $9.0 million, prepaids of $23.6 million and an increase in trade payables of $13.5 million, offset by increased inventory of $7.1 million and a decrease in other accruals. The other accruals decreased primarily due to restructuring payments of $15.5 million during fiscal 2010.

Collections of accounts receivable remained strong throughout fiscal 2012, and the company's recorded accounts receivable valuation allowances at the end of the year are believed to be adequate to cover the risk of potential bad debts. Allowances for non-collectible accounts receivable, as a percent of gross accounts receivable, totaled 2.7 percent, 2.3 percent, and 3.0 percent at the end of fiscal years 2012, 2011, and 2010, respectively.

During fiscal 2012 $64.9 million in cash contributions were made to the company's employee pension and post-retirement benefit plans. Cash contributions during fiscal years 2011 and 2010 made to the company's employee pension and post-retirement benefit plans totaled $38.2 million and $2.6 million, respectively. For further information regarding the company's pension and post-retirement benefit plans, including information relative to the funded status of these plans, refer to Note 7 of the Consolidated Financial Statements.

Cash Flow — Investing Activities
Capital expenditures totaled $28.5 million, $30.5 million and $22.3 million in fiscal 2012, 2011 and 2010, respectively. Outstanding commitments for future capital purchases at the end of fiscal 2012 were approximately $8 million. The company expects capital spending in fiscal 2013 to be between $50 million and $60 million primarily due to planned investments in the company's facilities.

Included in the fiscal 2012 investing activities, is a net cash outflow of $47.1 million related to the acquisition of Sun Hing POSH Holdings Limited. During fiscal 2012 the company also received proceeds of $13.8 million and $3.6 million from the sale of three furniture dealerships and a warehousing facility, respectively.

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

Our net marketable securities transactions for fiscal 2012 yielded a $1.4 million source of cash. This compares to a $1.3 million source of cash in fiscal 2011 and a $0.1 million source of cash in fiscal 2010.

Cash Flow — Financing Activities

	Fiscal Year Ended
(In millions, except share and per share data)	2012	2011	2010
Shares acquired	115,012	49,694	44,654
Cost of shares acquired	$2.7	$1.0	$0.8
Shares issued (1)	442,085	1,095,819	3,221,326
Average price per share issued	$19.2	$22.59	$14.9
Cash dividends paid	$5.2	$5.0	$4.9

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

During the first quarter of fiscal 2010, the company also completed the repurchase of $75 million of registered debt securities.

In the fourth quarter of fiscal 2009 we announced a reduction in the cash dividend effective for the first quarter of fiscal 2010 payment. This change reduced the cash dividend to $0.088 per share annually versus a total quarterly cash dividend of $0.088 per share that was paid through the third quarter of fiscal 2009. As part of our decision to conserve cash we suspended significant share repurchases beginning in fiscal 2009. The amount remaining under our share repurchase authorization at the end of fiscal 2012 totaled $166.6 million. Subsequent to the end of fiscal 2012 the company announced an increase in its quarterly cash dividend to $0.088 per share or $0.35 per share annually.

Interest-bearing debt at the end of fiscal 2012 and fiscal 2011 was $250 million compared to $301.2 million at the end of fiscal 2010. The decrease in fiscal 2011 is a result of the repayment of the remaining $100 million in principal due under the 2001 public bond issue. The payment was made using a combination of existing cash and proceeds from newly-issued senior unsecured private placement notes of $50 million maturing in March 2021.

The only usage against the company's unsecured revolving credit facility at the end of fiscal years 2012 and 2011 represented outstanding standby letters of credit totaling $9.7 million and $9.4 million, respectively. The provisions of the company's private placement notes and unsecured credit facility require the company to adhere to certain covenants and maintain certain performance ratios. The company was in compliance with all such covenants and performance ratios during fiscal 2012.

In fiscal 2012, we received $6.4 million related to the issuance of shares in connection with stock-based compensation plans. This compares to receiving $8.6 million and $2.5 million in fiscal 2011 and fiscal 2010, respectively.

At the end of the fourth quarter fiscal 2012, the company had cash of $172.2 million including foreign cash of $47.7 million. In addition, the company had foreign marketable securities of $9.6 million. The foreign subsidiary holding the company's marketable securities is taxed as a U.S. taxpayer at the company's election; consequently, for tax purposes all U.S tax impacts for this subsidiary have been recorded. The company currently plans to repatriate approximately $3.6 million within fiscal 2013 from foreign subsidiaries, for which all U.S taxes have been recorded. The company's intent is to permanently reinvest the remainder of the foreign cash amounts outside the U.S. The company's plans do not demonstrate a need to repatriate these balances to fund U.S. operations. During fiscal 2011 the company repatriated $18.8 million of undistributed foreign earnings. During fiscal 2010 the company did not repatriate any undistributed foreign earnings.

We believe cash on hand, cash generated from operations, and our borrowing capacity will provide adequate liquidity to fund near term and future business operations and capital needs, subject to financing availability in the marketplace.

Contingencies
The company leases a facility in the United Kingdom under an agreement that expired in June 2011, and the company is currently leasing the facility on a month to month basis. Under the terms of the lease, the company is required to perform the maintenance and repairs necessary to address the general dilapidation of the facility over the lease term. The ultimate cost of this provision to the company is dependent on a number of factors including, but not limited to, the future use of the facility by the lessor and whether the company chooses and is permitted to renew the lease term. The company has estimated the cost of these maintenance and repairs to be between $0 and $3 million, depending on the outcome of future plans and negotiations. Based on existing circumstances, it is estimated that these costs will be approximately $1.2 million. As a result, this amount has been recorded as a liability reflected under the caption “Other Liabilities” in the Consolidated Balance Sheets as of June 2, 2012. Based on circumstances existing in fiscal 2010, the amount recorded in the Consolidated Balance Sheets as of May 28, 2011 was $1.3 million.

The company has a lease obligation in the U.K. until May 2014 for a facility that it has exited. Current market rates for comparable office space are lower than the rental payments owed under the lease agreement, as such, the company would remain liable to pay the difference if it were subleased. As of June 2, 2012 and May 28, 2011 the future cost of this arrangement was estimated to be $1.1 million and $1.7 million, respectively. Accordingly this amount is reflected within “Other Liabilities” on the Consolidated Balance Sheets as of these dates.

The company is involved in legal proceedings and litigation arising in the ordinary course of business. It is the company's opinion that the outcome of such proceedings and litigation currently pending will not materially affect the company's operations, cash flows, and financial condition.

Basis of Presentation
The company's fiscal year ends on the Saturday closest to May 31. Fiscal year ending June 2, 2012 contained 53 weeks of operations. Fiscal years ended May 28, 2011 and May 29, 2010 each included 52 weeks of operations. This is the basis upon which weekly-average data is presented.

Contractual Obligations
Contractual obligations associated with our ongoing business and financing activities will result in cash payments in future periods. The following table summarizes the amounts and estimated timing of these future cash payments. Further information regarding debt obligations can be found in Note 5 of the Consolidated Financial Statements. Likewise, further information related to operating leases can be found in Note 6 of the Consolidated Financial Statements.

(In millions)	Payments due by fiscal year
	Total	2013	2014-2015	2016-2017	Thereafter
Long-term debt	$250.0	$—	$50.0	$—	$200.0
Estimated interest on debt obligations (1)	87.9	15.6	30.0	25.3	17.0
Operating leases	68.2	18.0	24.2	12.4	13.6
Purchase obligations (2)	49.3	43.8	5.5	—	—
Pension plan funding (3)	4.5	3.7	0.2	0.2	0.4
Stockholder dividends (4)	1.3	1.3	—	—	—
Other (5)	16.9	1.8	3.4	3.2	8.5

Total	$478.1	$84.2	$113.3	$41.1	$239.5

(1) Estimated future interest payments on our outstanding debt obligations are based on interest rates as of June 2, 2012. Actual cash outflows may differ significantly due to changes in underlying interest rates and timing of principal payments.
(2) Purchase obligations consist of non-cancelable purchase orders and commitments for goods, services, and capital assets.
(3) Pension plan funding commitments are known for a 12-month period for those plans that are funded; unfunded pension and post-retirement plan funding amounts are equal to the estimated benefit payments. As of June 2, 2012, the total projected benefit obligation for our domestic and international employee pension benefit plans was $418.8 million.
(4) Represents the recorded dividend payable as of June 2, 2012. Future dividend payments are not considered contractual obligations until declared.
(5) Other contractual obligations primarily represent long-term commitments related to deferred and supplemental employee compensation benefits, and other post-employment benefits.

Off-Balance Sheet Arrangements
Guarantees
We provide certain guarantees to third parties under various arrangements in the form of product warranties, loan guarantees, standby letters of credit, lease guarantees, performance bonds, and indemnification provisions. These arrangements are accounted for and disclosed in accordance with Accounting Standards Codification (ASC) Topic 460, "Guarantees" as described in Note 13 of the Consolidated Financial Statements.

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

The accounts receivable allowance totaled $4.4 million and $4.5 million at June 2, 2012 and May 28, 2011, respectively. As a percentage of gross accounts receivable, these allowances totaled 2.7 percent and 2.3 percent for fiscal 2012 and fiscal 2011, respectively. The year-over-year decrease in the allowance is primarily due to the stabilization of economic conditions and continued financial health of our customers.

Goodwill and Indefinite-lived Intangibles
The carrying value of goodwill and indefinite-lived intangible assets as of June 2, 2012 and May 28, 2011, were $184.0 million and $133.6 million, respectively. The company is required to perform an annual test of goodwill and indefinite-lived intangible assets to determine if the asset values are impaired.

The company has early-adopted the provisions of ASU 2011-08, which permits the company to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value to assess goodwill for impairment. The quantitative impairment test, when necessary, is based on the present value of projected cash flows and the resulting residual value and includes a reconciliation to market capitalization. In completing the test under this approach, the company assumes that one of the drivers of the value of a business today is the cash flows it will generate in the future. The company also assumes that such future cash flows can be reasonably estimated. While these projected cash flows reflect the best estimate of future reporting unit performance, actual cash flows could differ significantly.

The company completed the required annual goodwill impairment test in the fourth quarter of fiscal 2012 and concluded through a qualitative assessment that it is more likely than not that the goodwill of the reporting units are not impaired and thus the two-step quantitative impairment test was unnecessary. The company employs a market-based approach in selecting the discount rates used in our analysis.The discount rates selected represent market rates of return equal to what the company believes is what a reasonable investor would expect to achieve on investments of similar size to the company's reporting units. The company believes the discount rates selected in the qualitative assessment are appropriate in that, in all cases, they exceed the estimated weighted average cost of capital for our business as a whole. The results of the impairment test are sensitive to changes in discount rates, though the testing performed in fiscal 2012 indicates that even a significant increase in the discount rate would not have changed the conclusion.

The company employs the relief from royalty method to determine the fair value of the indefinite-lived intangible assets which is a both a market-based approach and an income-based approach. The relief from royalty method focuses on the level of royalty payments that the user of an intangible asset would have to pay a third party for the use of the asset if it were not owned by the user. This method involves estimating theoretical future after tax royalty payments based on the company's forecasted revenues attributable to the trade names. These payments are then discounted to present value utilizing a discount rate that considers the after-corporate tax required rate of return applicable to the asset.
The projected revenues reflect the best estimate of management for the trade names, however, actual revenues could differ significantly.

The company completed the required annual indefinite-lived intangible asset impairment tests in the fourth quarter of fiscal 2012 and concluded that two healthcare trade names were impaired during fiscal 2012, resulting in an impairment of $3.8 million. The impairment was the result of the company’s strategy change during the fourth quarter of fiscal 2012 to reduce its portfolio of healthcare brands and begin marketing the related products under the Nemschoff trade name. The remaining indefinite-lived intangible assets tested were not impaired. The discount rates selected represent market rates of return equal to what the company believes is what a reasonable investor would expect to achieve on investments of similar size to the company's reporting units. The company believes the discount rates selected are appropriate in that, in all cases, they exceed the estimated weighted average cost of capital for our business as a whole. The results of the impairment test are sensitive to changes in the discount rates and changes in the discount rate may result in future impairment.

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

During the fourth quarter of fiscal 2012 the company recorded a fixed asset impairment charge of $1.4 million. This asset impairment relates to the Nemschoff plant closure and consolidation. See note 15 to the Consolidated Financial Statements for additional information on the restructuring action which included this fixed asset impairment.

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

See Note 10 of the Consolidated Financial Statements for information regarding the company's uncertain tax positions.

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

Self-Insurance Reserves
With the assistance of independent actuaries, reserves are established for workers' compensation and general liability exposures. The reserves are established based on expected future claims for incurred losses. The company also establishes reserves for health, prescription drugs, and dental benefit exposures based on historical claims information along with certain assumptions about future trends. The methods and assumptions used to determine the liabilities are applied consistently, although actual claims experience can vary. The company also maintains insurance coverage for certain risk exposures through traditional premium-based insurance policies. The company's health benefits retention level does not include an aggregate stop loss policy. The company's retention levels designated within significant insurance arrangements as of June 2, 2012, are as follows.

Retention Level
General liability and auto liability/physical damage	$1.00 million per occurrence
Workers' compensation and property	$0.75 million per occurrence
Health benefits	$1.00 million per employee

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

While this assumption represents the long-term market return expectation, actual asset returns can and do differ from year-to-year. Such differences give rise to actuarial gains and losses. In years where actual market returns are lower than the assumed rate, an actuarial loss is generated. Conversely, an actuarial gain results when actual market returns exceed the assumed rate in a given year. As of June 2, 2012, and May 28, 2011, the net actuarial loss associated with the employee pension and post-retirement benefit plans totaled approximately $195.7 million and $158.2 million, respectively. The majority of this unrecognized loss was associated with lower than expected return on assets for fiscal 2011 and fiscal 2010. Changes in the discount rate and return on assets can have a significant effect on the expense and obligations related to our pension plans. The company cannot accurately predict these changes in discount rates or investment returns and, therefore, cannot reasonably estimate whether adjustments to the expense or obligation in subsequent years will be significant. Both the June 2, 2012 pension funded status and 2013 expense are affected by year-end 2012 discount rate and expected return on assets assumptions. Any change to these assumptions will be specific to the time periods noted and may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown. The effect of the indicated increase/(decrease) in discount rates and expected return on assets is shown below:

(In millions)
Assumption	1 Percent Change	2013 Expense		June 2, 2012 Obligation
		U.S.	International	U.S.	International
Discount rate	+/- 1.0	$ 1.5 / (1.5)	$ (1.1) / 1.3	$ (15.0) / 18.7	$ (16.0) / 20.8
Expected return on assets	+/- 1.0	$(3.1) / 3.1	$ (0.8) / 0.8	—	—

For purposes of determining annual net pension expense, the company uses a calculated method for determining the market-related value of plan assets. Under this method, the company recognizes the change in fair value of plan assets systematically over a five-year period. Accordingly, a portion of the net actuarial loss is deferred. The remaining portion of the net actuarial loss is subject to amortization expense each year. The amortization period used in determining this expense is the estimated remaining working life of active pension plan participants. The company currently estimates this period to be approximately 13 years. As of June 2, 2012, the deferred net actuarial loss (i.e. the portion of the total net actuarial loss not subject to amortization) was approximately $8.7 million.

Refer to Note 7 of the Consolidated Financial Statements for more information regarding costs and assumptions used for employee benefit plans.

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

•
Expected Volatility — This represents a measure, expressed as a percentage, of the expected fluctuation in the market price of the company's common stock. As a point of reference, a high volatility percentage would assume a wider expected range of market returns for a particular security. All other assumptions held constant, this would yield a higher stock option valuation than a calculation using a lower measure of volatility. In measuring the fair value of stock options issued during fiscal year 2012, we utilized an expected volatility of 42 percent.

•
Expected Term of Options — This assumption represents the expected length of time between the grant date of a stock option and the date at which it is exercised (option life). The company assumed an average expected term of 5.5 years in calculating the fair values of the majority of stock options issued during fiscal 2012.

Refer to Note 9 of the Consolidated Financial Statements for further discussion on our stock-based compensation plans.

Contingencies
In the ordinary course of business, the company encounters matters that raise the potential for contingent liabilities. In evaluating these matters for accounting treatment and disclosure, the company is required to apply judgment in order to determine the probability that a liability has been incurred. The company is also required to measure, if possible, the dollar value of such liabilities in determining whether or not recognition in our financial statements is required. This process involves the use of estimates which may differ from actual outcomes. Refer to Note 13 of the Consolidated Financial Statements for more information relating to contingencies.

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

Direct Material Costs
The company is exposed to risks arising from price changes for certain direct materials and assembly components used in its operations. The largest such costs incurred by the company are for steel, plastics, textiles, wood particleboard, and aluminum components. The impact from changes in commodity prices increased the company's costs by approximately $1 million during fiscal 2012 compared to the prior year. The net impact of changes in pricing of increased net sales by $35 million, which had the effect of decreasing the company's costs as a percent of net sales compared to fiscal 2011.
The net impact of changes in pricing in fiscal 2011 decreased net sales by $12 million, which had the effect of increasing the company's costs as a percent of net sales compared to fiscal 2010. The net impact of changes in pricing in fiscal 2010 increased net sales by approximately $24 million, which had the effect of decreasing the company's costs as a percent of net sales compared to fiscal 2009.

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

In the normal course of business, the company enters into contracts denominated in foreign currencies. The principal foreign currencies in which the company conducts its business are the British pound sterling, euro, Canadian dollar, Japanese yen, Mexican peso, and Chinese renminbi. As of June 2, 2012, the company had outstanding, ten forward currency instruments designed to offset either net asset or net liability exposure that is denominated in non-functional currencies. Two forward contracts were placed to offset a 3.9 million euro-denominated net asset exposure and two forward contracts were placed to offset a 0.6 million U.S. dollar-denominated net asset exposure. One forward contract was placed to offset 0.3 million Australian dollar-denominated net asset exposure. Five forward contracts were placed to offset a 4.2 million U.S.dollar-denominated net liability exposure.

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

A net loss of $1.3 million and $2.0 million related to remeasuring all foreign currency transactions into the appropriate functional currency was included in net earnings for fiscal 2012 and fiscal 2011, respectively. For fiscal year 2010, a net gain of $0.4 million impacted net earnings. Additionally, the cumulative effect of translating the balance sheet and income statement accounts from the functional currency into the United States dollar increased the accumulated comprehensive loss component of total stockholders' equity by $7.1 million as of the end of fiscal 2012. Conversely, the effect decreased the accumulated comprehensive loss component of total stockholders equity by $6.4 million as of the end of fiscal 2011. For fiscal 2010 the cumulative effect increased the accumulated comprehensive loss component of total stockholders' equity by $2.9 million.

Interest Rate Risk
The company maintains fixed-rate debt for which changes in interest rates generally affect fair market value but not earnings or cash flows. During the fourth quarter of fiscal 2011 the company's interest rate swap agreement expired as planned on March 15, 2011. At the end of fiscal 2010 the company held one interest rate swap agreement that effectively converted $50.0 million of fixed-rate debt securities to a variable rate.

The combined fair market value and net asset amount of the effective interest rate swap instruments was $1.2 million at May 29, 2010. The swap arrangement effectively reduced interest expense by $1.5 million and $1.9 million in fiscal 2011 and fiscal 2010, respectively. All cash flows related to the company's interest rate swap instruments are denominated in U.S. dollars.

Expected cash flows (notional amounts) over the next five years and thereafter related to debt instruments are as follows.

(In millions)	2013	2014	2015	2016	2017	Thereafter	Total
Long-Term Debt:
Fixed rate	$—	$—	$50.0	$—	$—	$200.0	$250.0
Wtd. average interest rate = 6.2%

Item 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Operations

	Fiscal Years Ended
(In millions, except per share data)	June 2, 2012	May 28, 2011	May 29, 2010
Net sales	$1,724.1	$1,649.2	$1,318.8
Cost of sales	1,133.5	1,111.1	890.3
Gross margin	590.6	538.1	428.5
Operating expenses:
Selling, general, and administrative	394.9	366.0	317.7
Restructuring and impairment expenses	5.4	3.0	16.7
Design and research	52.7	45.8	40.5
Total operating expenses	453.0	414.8	374.9
Operating earnings	137.6	123.3	53.6
Other expenses (income):
Interest expense	17.5	19.9	21.7
Interest and other investment income	(1.0)	(1.5)	(4.6)
Other, net	1.6	2.4	1.7
Net other expenses	18.1	20.8	18.8
Earnings before income taxes	119.5	102.5	34.8
Income tax expense	44.3	31.7	6.5
Net Earnings	$75.2	$70.8	$28.3

Earnings per share —basic	$1.29	$1.24	$0.51
Earnings per share —diluted	$1.29	$1.06	$0.43

Consolidated Balance Sheets

(In millions, except share and per share data)	June 2, 2012	May 28, 2011
Assets
Current Assets:
Cash and cash equivalents	$172.2	$142.2
Marketable securities	9.6	11.0
Accounts receivable, less allowances of $4.4 in 2012 and $4.5 in 2011	159.7	193.1
Inventories, net	59.3	66.2
Deferred income taxes	20.4	21.2
Prepaid property and other taxes	17.6	25.4
Other	16.5	12.6
Total Current Assets	455.3	471.7

Property and Equipment:
Land and improvements	19.2	19.9
Buildings and improvements	146.0	149.5
Machinery and equipment	533.7	531.0
Construction in progress	12.6	13.0
Gross Property and Equipment	711.5	713.4
Less: accumulated depreciation	(555.5)	(544.3)
Net Property and Equipment	156.0	169.1
Goodwill	144.7	110.4
Indefinite-lived intangibles	39.3	23.2
Other amortizable intangibles, net	31.1	24.3
Other assets	11.0	9.3
Total Assets	$837.4	$808.0

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$115.8	$112.7
Accrued liabilities	136.2	153.1
Total Current Liabilities	252.0	265.8

Long-term debt	250.0	250.0
Pension and post-retirement benefits	37.9	51.6
Deferred compensation	12.1	11.0
Other liabilities	37.1	24.6
Total Liabilities	589.1	603.0

Shareholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized, none issued)	—	—
Common stock, $0.20 par value (240,000,000 shares authorized, 58,375,931 and 55,048,858 shares issued and outstanding in 2012 and 2011, respectively)	11.7	11.6
Additional paid-in capital	90.9	82.0
Retained earnings	288.2	218.2
Accumulated other comprehensive loss	(140.6)	(104.2)
Key executive deferred compensation	(1.9)	(2.6)
Total Shareholders' Equity	248.3	205.0
Total Liabilities and Stockholders' Equity	$837.4	$808.0

Consolidated Statements of Shareholders' Equity

(In millions, except share data)	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Key Exec. Deferred Comp.	Total Stockholders' Equity
Balance, May 30, 2009	53,826,061	$10.8	$5.9	$129.2	$(134.1)	$(3.8)	$8.0
Net earnings	—	—	—	28.3	—	—	28.3
Foreign currency translation adjustment	—	—	—	—	(2.9)	—	(2.9)
Pension and post-retirement liability adjustments (net of tax benefit of $0.9 million)	—	—	—	—	0.6	—	0.6
Unrealized holding gain on available-for-sale securities	—	—	—	—	0.2	—	0.2
Total comprehensive income							26.2
Cash dividends declared ($0.088 per share)	—	—	—	(5.1)	—	—	(5.1)
Issuance of common stock in connection with business acquisition	2,041,666	0.4	28.3	—	—	—	28.7
Contribution of common stock to defined benefit pension plan	967,000	0.2	16.5	—	—	—	16.7
Exercise of stock options	10,000	—	0.2	—	—	—	0.2
Employee stock purchase plan	133,048	—	2.2	—	—	—	2.2
Tax benefit relating to stock-based compensation	—	—	0.1	—	—	—	0.1
Excess tax benefit relating to stock-based compensation	—	—	(0.5)	—	—	—	(0.5)
Repurchase and retirement of common stock	(44,654)	—	(0.8)	—	—	—	(0.8)
Restricted stock units compensation expense	—	—	1.0	—	—	—	1.0
Restricted stock units released	50,877	—	0.2	—	—	—	0.2
Stock grants compensation expense	—	—	0.4	—	—	—	0.4
Stock option compensation expense	—	—	2.5	—	—	—	2.5
Deferred compensation plan	—	—	(0.4)	—	—	0.4	—
Directors' fees	18,735	—	0.3	—	—	—	0.3
Balance, May 29, 2010	57,002,733	$11.4	$55.9	$152.4	$(136.2)	$(3.4)	$80.1

Consolidated Statements of Shareholders' Equity

(In millions, except share data)	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Key Exec. Deferred Comp.	Total Stockholders' Equity
Balance, May 29, 2010	57,002,733	$11.4	$55.9	$152.4	$(136.2)	$(3.4)	$80.1
Net earnings	—	—	—	70.8	—	—	70.8
Foreign currency translation adjustment	—	—	—	—	6.4	—	6.4
Pension and post-retirement liability adjustments (net of tax benefit of $11.8 million)	—	—	—	—	25.5	—	25.5
Unrealized holding gain on available-for-sale securities	—	—	—	—	0.1	—	0.1
Total comprehensive income							102.8
Cash dividends declared ($0.088 per share)	—	—	—	(5.0)	—	—	(5.0)
Contribution of common stock to defined benefit pension plan	582,000	0.1	14.5	—	—	—	14.6
Exercise of stock options	309,252	0.1	6.5	—	—	—	6.6
Employee stock purchase plan	99,593	—	2.1	—	—	—	2.1
Excess tax benefit relating to stock-based compensation	—	—	0.1	—	—	—	0.1
Repurchase and retirement of common stock	(49,694)	—	(1.0)	—	—	—	(1.0)
Restricted stock units released	95,865	—	2.0	—	—	—	2.0
Stock option compensation expense	—	—	2.5	—	—	—	2.5
Deferred compensation plan	—	—	(0.8)	—	—	0.8	—
Directors' fees	9,109	—	0.2	—	—	—	0.2
Balance, May 28, 2011	58,048,858	$11.6	$82.0	$218.2	$(104.2)	$(2.6)	$205.0

Consolidated Statements of Shareholders' Equity

(In millions, except share data)	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Key Exec. Deferred Comp.	Total Stockholders' Equity
Balance, May 28, 2011	58,048,858	$11.6	$82.0	$218.2	$(104.2)	$(2.6)	$205.0
Net earnings	—	—	—	75.2	—	—	75.2
Foreign currency translation adjustment	—	—	—	—	(7.1)	—	(7.1)
Pension and post-retirement liability adjustments (net of tax benefit of $12.2 million)	—	—	—	—	(29.3)	—	(29.3)
Unrealized holding gain on available-for-sale securities	—	—	—	—	—	—	—
Total comprehensive income							38.8
Cash dividends declared ($0.088 per share)	—	—	—	(5.2)	—	—	(5.2)
Exercise of stock options	215,524	0.1	4.2	—	—	—	4.3
Employee stock purchase plan	109,435	—	2.1	—	—	—	2.1
Excess tax benefit relating to stock-based compensation	—	—	(0.1)	—	—	—	(0.1)
Repurchase and retirement of common stock	(115,012)	—	(2.7)	—	—	—	(2.7)
Restricted stock units released	99,007	—	2.9	—	—	—	2.9
Stock option compensation expense	—	—	2.8	—	—	—	2.8
Deferred compensation plan	—	—	(0.6)	—	—	0.7	0.1
Directors' fees	18,119	—	0.3	—	—	—	0.3
Balance, June 2, 2012	58,375,931	$11.7	$90.9	$288.2	$(140.6)	$(1.9)	$248.3

Consolidated Statements of Cash Flows

	Fiscal Years Ended
(In millions)	June 2, 2012	May 28, 2011	May 29, 2010
Cash Flows from Operating Activities:
Net earnings	$75.2	$70.8	$28.3
Adjustments to reconcile net earnings to net cash provided by operating activities	14.9	18.2	70.4

Net Cash Provided by Operating Activities	90.1	89.0	98.7

Cash Flows from Investing Activities:
Notes receivable issued	—	—	(6.5)
Marketable securities purchases	(7.1)	(3.1)	(16.3)
Marketable securities sales	8.5	4.4	16.4
Capital expenditures	(28.5)	(30.5)	(22.3)
Proceeds from sales of property and equipment	3.6	1.0	0.7
Proceeds from disposal of owned dealers	13.8	—	—
Acquisitions, net of cash received	(47.1)	—	(46.1)
Payments on loan on cash surrender value of life insurance	—	—	(2.9)
Other, net	(1.6)	(3.2)	(0.6)

Net Cash Used for Investing Activities	(58.4)	(31.4)	(77.6)

Cash Flows from Financing Activities:
Long-term debt repayments	—	(100.0)	(75.0)
Long-term debt borrowings	—	50.0	—
Dividends paid	(5.2)	(5.0)	(4.9)
Common stock issued	6.4	8.6	2.5
Common stock repurchased and retired	(2.7)	(1.0)	(0.8)
Excess tax benefits from stock-based compensation	(0.1)	0.1	(0.5)
Payment of contingent consideration obligation	—	(3.0)	—
Other, net	—	0.1	(0.2)

Net Cash Used for Financing Activities	(1.6)	(50.2)	(78.9)

Effect of exchange rate changes on cash and cash equivalents	(0.1)	4.3	(0.7)

Net Increase (Decrease) in Cash and Cash Equivalents	30.0	11.7	(58.5)

Cash and cash equivalents, beginning of year	142.2	130.5	189.0

Cash and Cash Equivalents, End of Year	172.2	142.2	130.5

Other Cash Flow Information
Interest paid	16.4	17.7	17.7
Net income taxes paid	$19.7	$20.3	$14.6

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

Fiscal Year
The company's fiscal year ends on the Saturday closest to May 31. The fiscal year ended June 2, 2012 contains 53 weeks. The fiscal years ended May 28, 2011 and May 29, 2010, each contain 52 weeks. An extra week in the company's fiscal year is required approximately every six years in order to realign its fiscal calendar-end dates with the actual calendar months.

Foreign Currency Translation
The functional currency for foreign subsidiaries is their local currency. The cumulative effects of translating the balance sheet accounts from the functional currency into the United States dollar using fiscal year-end exchange rates and translating revenue and expense accounts using average exchange rates for the period is reflected as a component of “Accumulated Other Comprehensive Income (Loss)” in the Consolidated Balance Sheets. The financial statement impact of remeasuring all foreign currency transactions into the appropriate functional currency resulted in a net loss of $1.3 million and $2.0 million for the fiscal years ended June 2, 2012 and May 28, 2011, respectively. The financial statement impact of remeasuring all foreign currency transactions into the appropriate functional currency resulted in a net gain of and $0.4 million for the fiscal year ended May 29, 2010. These amounts are included in “Other Expenses (Income)” in the Consolidated Statements of Operations.

Cash Equivalents
The company holds cash equivalents as part of its cash management function. Cash equivalents include money market funds, time deposit investments, and treasury bills with original maturities of less than three months. The carrying value of cash equivalents, which approximates fair value, totaled $4.5 million and $9.7 million as of June 2, 2012 and May 28, 2011, respectively. All cash and cash equivalents are high-credit quality financial instruments, and the amount of credit exposure to any one financial institution or instrument is limited.
Marketable Securities
The company maintains a portfolio of marketable securities primarily comprised of investment-grade, fixed-income securities. These investments are held by the company's wholly owned insurance captive and are considered “available-for-sale” securities. Accordingly, they have been recorded at fair value based on quoted market prices, with the resulting net unrealized holding gains or losses reflected net of tax as a component of “Accumulated Other Comprehensive Income (Loss)” in the Consolidated Balance Sheets.

All marketable security transactions are recognized on the trade date. Realized gains and losses on disposal of available-for-sale investments are included in “Interest and other investment income” in the Consolidated Statements of Operations. See Note 11 of the Consolidated Financial Statements for additional disclosures of marketable securities.

Accounts Receivable Allowances
Reserves for uncollectible accounts receivable balances are based on known customer exposures, historical credit experience, and the specific identification of other potentially uncollectible accounts. Balances are written off against the reserve once the company determines the probability of collection to be remote. The company generally does not require collateral or other security on trade accounts receivable.

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

Inventories
Inventories are valued at the lower of cost or market and include material, labor, and overhead. Inventory cost is determined using the last-in, first-out (LIFO) method at the manufacturing sites in Michigan, whereas inventories of the company's other subsidiaries are valued using the first-in, first-out (FIFO) method. The company establishes reserves for excess and obsolete inventory, based on prevailing circumstances and judgment for consideration of current events, such as economic conditions, that may affect inventory. The reserve required to record inventory at lower of cost or market may be adjusted in response to changing conditions. Once elected, the company has applied these inventory cost valuation methods consistently from year to year. Further information on the company's recorded inventory balances can be found in Note 3 of the Consolidated Financial Statements.

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

As of the end of fiscal 2012, outstanding commitments for future capital purchases approximated $8.0 million.

Goodwill and Indefinite-lived Intangible Assets
The company performs an annual impairment test, by reporting unit, to determine whether the asset values are impaired. A reporting unit is defined as an operating segment or one level below an operating segment. The goodwill and indefinite-lived assets are primarily within the North American reportable segment, which includes two reporting units, and the Non-North American operating segment. The company has early-adopted the provisions of ASU 2011-08, which permits the company to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if a company concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. Goodwill is considered impaired if the fair value of the tangible and intangible assets exceeds the fair value of the reporting unit.

The company also evaluates its acquired intangible assets at acquisition to determine whether any have “indefinite useful lives.” Intangible assets with indefinite useful lives, are not subject to amortization. The company's indefinite-lived intangible assets consist of certain trade names valued at approximately $39.3 million and $23.2 million as of fiscal year 2012 and 2011, respectively. These assets have indefinite useful lives and are evaluated annually for impairment using the relief from royalty method. The company measures and records an impairment loss for the excess of the carrying value of the asset over its fair value.

The company recorded impairment of $3.8 million for the indefinite-lived intangible assets related to two healthcare trade names during the fiscal year 2012. The impairment was the result of the company’s strategy to reduce its portfolio of healthcare brands and begin marketing the related products under the Nemschoff trade name. The impairment is recorded in the restructuring and impairment expense line in the Consolidated Statements of Operations and is included in the "Corporate" category within the segment reporting and represents a level 3 fair value measurement.

Goodwill and other indefinite-lived assets included in the Consolidated Balance Sheet consist of the following:

(in millions)	Goodwill	Indefinite-lived Intangible Assets	Total Goodwill and Indefinite-lived Assets
Balance, May 28, 2011	$110.4	$23.2	$133.6
Sale of dealers allocation	(0.6)	—	(0.6)
Impairment	—	(3.8)	(3.8)
Acquisition	32.8	19.9	52.7
Currency-related adjustments	2.1	—	2.1
Balance, June 2, 2012	$144.7	$39.3	$184.0

Long-Lived Assets
The company reviews other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or an asset group may not be recoverable. Each impairment test is based on a comparison of the carrying amount of the asset or asset group to the future undiscounted net cash flows expected to be generated by the asset or asset group or in some cases by prices for similar assets. If such assets are considered to be impaired, the impairment amount to be recognized is the amount by which the carrying value of the assets exceeds their fair value. During fiscal 2010 the company recorded an impairment charge composed of $1.4 million related to an amortizable intangible asset and $1.1 million related to fixed assets, respectively. These assets related to products that we determined had no future revenue stream to the company. During fiscal 2012 the company recorded an impairment expense of $1.4 million related to fixed assets in connection with the 2012 restructuring plan. These impairment charges was recorded in "Restructuring and impairment expenses" within the "Corporate" category within the segment reporting.

Amortizable intangible assets within "Other amortizable intangibles, net" consists primarily of patents, trademarks and customer relationships. The combined gross carrying value and accumulated amortization for these amortizable intangibles was as follows:

	June 2, 2012
(in millions)	Patent and Trademarks	Customer Relationships
Gross carrying value	$22.7	$24.0
Accumulated amortization	12.4	3.2
Net	$10.3	$20.8

	May 28, 2011
	Patent and Trademarks	Customer Relationships
Gross carrying value	$22.1	$15.1
Accumulated amortization	10.7	2.2
Net	$11.4	$12.9

The company amortizes these assets over their remaining useful lives using the straight-line method over periods ranging from 5 to 20 years. It is estimated that the average remaining life of such patents and trademarks is approximately 5 years and 8 years, respectively. The estimated average remaining life of the customer relationships is 15 years.

Estimated amortization expense on existing amortizable intangible assets as of June 2, 2012, for each of the succeeding five fiscal years is as follows.

(in millions)
2013	$3.0
2014	$2.8
2015	$2.6
2016	$2.5
2017	$2.4

Self-Insurance
The company is partially self-insured for general liability, workers' compensation, and certain employee health and dental benefits under insurance arrangements that provide for third-party coverage of claims exceeding the company's loss retention levels. The company's health benefits retention level does not include an aggregate stop loss policy. The company's retention levels designated within significant insurance arrangements as of June 2, 2012, are as follows:

(in millions)	Retention Level (per occurrence)
General liability and auto liability/physical damage	$1.00
Workers' compensation and property	$0.75
Health benefits	$1.00

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

Research, Development, and Other Related Costs
Research, development, pre-production, and start-up costs are expensed as incurred. Research and development (R&D) costs consist of expenditures incurred during the course of planned research and investigation aimed at discovery of new knowledge useful in developing new products or processes. R&D costs also include the significant enhancement of existing products or production processes and the implementation of such through design, testing of product alternatives, or construction of prototypes. Research and development costs included in “Design and Research” expense in the accompanying Consolidated Statements of Operations of $41.0 million, 35.4 million, and $33.2 million, in fiscal 2012, 2011, and 2010, respectively.

Royalty payments made to designers of the company's products as the products are sold are a variable cost based on product sales. These expenses totaled $11.7 million, $10.4 million, and $7.3 million in fiscal years 2012, 2011, and 2010 respectively. They are included in "Design and Research" expense in the accompanying Consolidated Statements of Operations.

Advertising Costs
Advertising costs are expensed as incurred and are included in “Selling, general, and administrative” expense in the accompanying Consolidated Statements of Operations. Advertising costs were $4.4 million, $2.3 million, and $2.4 million, in fiscal 2012, 2011, and 2010, respectively.

Customer Payments and Incentives
We offer various sales incentive programs to our customers, such as rebates, discounts, buy-downs and cooperative advertising programs. Programs such as rebates, discounts and buy-downs are adjustments to the selling price and are therefore characterized as a reduction to net sales. The cooperative advertising program, whereby customers are reimbursed for company approved advertising expenditures, provides us with an identifiable benefit from the advertisement at a verifiable market rate. Therefore, the cost of the cooperative advertising program is recognized as an operating expense and is included in the "Selling, general and administrative" line in the Consolidated Statement of Operations. We recognized operating expense related to our cooperative advertising program of $2.0 million, $1.5 million and $1.8 million in fiscal 2012, 2011, and 2010, respectively.

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

Stock-Based Compensation
The company has several stock-based compensation plans, which are described in Note 9 of the Consolidated Financial Statements. Our policy is to expense stock-based compensation using the fair-value based method of accounting for all awards granted.

Earnings per Share
Basic earnings per share (EPS) excludes the dilutive effect of common shares that could potentially be issued, due to the exercise of stock options or the vesting of restricted shares, and is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted EPS for fiscal years 2012, 2011, and 2010, was computed by dividing net earnings by the sum of the weighted-average number of shares outstanding, plus all dilutive shares that could potentially be issued. During fiscal 2011 and fiscal 2010 the numerator for diluted earnings per share excluded the earnings impact from the Nemschoff contingent consideration from the Consolidated Statement of Operations. Previously, this contingent consideration could be settled in cash or stock at the discretion of the company and, therefore, any income or loss associated with adjustments to these liabilities is excluded from the numerator when computing diluted earnings per share. Refer to Note 8 of the Consolidated Financial Statements, for further information regarding the computation of EPS.

Comprehensive Income (Loss)
Comprehensive income consists of net earnings, foreign currency translation adjustments, and unrealized holding gain (loss) on “available-for-sale” securities and pension liability adjustments. The following table presents comprehensive income for the periods indicated:

	Fiscal Year Ending
(in millions)	June 2, 2012	May 28, 2011	May 29, 2010
Net earnings	$75.2	$70.8	$28.3
Other comprehensive income (loss)
Foreign currency translation adjustments	(7.1)	6.4	(2.9)
Unrealized holding gain (loss) net of tax	—	0.1	0.2
Pension and Post-retirement liability adjustments (net of tax)	(29.3)	25.5	0.6
Total comprehensive income (loss)	$38.8	$102.8	$26.2

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

See Note 11 of the Consolidated Financial Statements for the required fair value disclosures.

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

As of June 2, 2012, the notional amounts of the forward contracts held to purchase and sell U.S. dollars in exchange for other major international currencies were $4.8 million and the notional amounts of the foreign currency forward contracts held to sell British pound sterling in exchange for other major international currencies were 3.3 million GBP.

The effects of derivative instruments on the condensed consolidated financial statements were as follows for the fiscal years ended 2012 and 2011 (amounts presented exclude any income tax effects) are shown below.

Fair Value of Derivative Instruments in Condensed Consolidated Balance Sheet

(in millions)	Balance Sheet Location	June 2, 2012	May 28, 2011
Foreign currency forward contracts not designated as hedges	Other current assets	$0.1	$0.7
Foreign currency forward contracts not designated as hedges	Other current liabilities	$—	$0.3

Effects of Derivative Instruments of Income

		Fiscal Year
(in millions)	Recognized Income on Derivative (Gain) Loss Location	June 2, 2012	May 28, 2011
Foreign currency forward contracts	Other Expense (Income): Other, net	$0.1	$(0.5)

New Accounting Standards
In September 2011, Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2011-08, "Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment." ASU 2011-08 gives the option to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011, although early adoption is permitted. The company adopted the applicable requirements of this ASU in the fourth quarter of fiscal 2012. The provisions of ASU 2011-08 did not have a material effect on the company's financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, "Fair Value Measurements and Disclosures (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS." ASU 2011-04 provides common requirements for measuring fair value and disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. This ASU is effective for reporting periods beginning on or after December 15, 2011, applied prospectively. The company plans to adopt the provisions of ASU 2011-04 during the first quarter of fiscal 2013 and does not expect the provisions of ASU 2011-04 to have a material effect on its financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income." ASU 2011-05 improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2011, although early adoption is permitted. In December 2011, the FASB issued ASU No. 2011-12, "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05," which defers certain aspects of ASU 2011-05 related to the presentation of reclassification adjustments. The company plans to adopt the revised guidance during the first quarter of fiscal 2013 and does not expect the provisions of ASU 2011-12 to have a material effect on its financial position, results of operations or cash flows.

2. Acquisitions and Divestitures

Acquisitions
On April 3, 2012, the company acquired Sun Hing POSH Holdings Limited (POSH). POSH is a Hong Kong-based designer, and distributor of office furniture systems, freestanding furniture, seating, and filing and storage with distribution in Hong Kong and China. POSH had net sales of approximately $50 million during their last fiscal year. Total purchase price to acquire POSH was approximately $59 million, which included $47.1 million in net cash and contingent consideration valued at $4.4 million. The contingent consideration will be in the form of a cash payment, which the company currently estimates to be within the range of zero and $5.2 million. Any change in value due to change in estimates will be reflected within “Total operating expenses” in the Condensed Consolidated Statements of Operations. The company acquired assets valued at $16.5 million, consisting primarily of cash, accounts receivable, inventory and property plant and equipment, and acquired liabilities valued at $14.4 million. The company also established a deferred tax liability of $4.9 million. Resulting goodwill, indefinite-lived intangibles, and amortizable intangibles of were $32.8 million, $19.9 million, and $8.9 million, respectively. The allocation of the purchase price is considered preliminary and was based upon valuation information, estimates and assumptions available at June 2, 2012. Management is still in the process of verifying data and finalizing information related to the valuation and recording of identifiable intangible assets, deferred income taxes, working capital adjustments and the resulting effects on the value of goodwill. The company expects to finalize these matters within the measurement period, which will end as soon as information becomes available to finalize valuations, not exceeding twelve months from the acquisition date. POSH is reported within the Non-North American Furniture Solutions reportable operating segment.

Divestitures
During the first quarter of fiscal 2012 the company completed the sale of two wholly-owned contract furniture dealerships in Texas and Colorado. During the second quarter of fiscal 2012 the company completed the sale of one wholly-owned contract furniture dealership in California. The effect of these transactions on the company's consolidated financial statements was not material.

3. Inventories

(In millions)	June 2, 2012	May 28, 2011
Finished goods and work in process	$40.4	$46.2
Raw materials	18.9	20.0
Total	$59.3	$66.2

The inventories of the manufacturing sites in Michigan are valued using the last-in, first-out method (LIFO). The inventories of all other subsidiaries are valued using the first-in, first-out method. Inventories valued using LIFO amounted to $18.0 million and $24.1 million as of June 2, 2012 and May 28, 2011, respectively. During 2012, a reduction in inventory quantities resulted in a liquidation of applicable LIFO inventory quantities carried at lower costs in prior years. This LIFO liquidation decreased cost of goods sold by an negligible amount in 2012. If all inventories had been valued using the first-in first-out method, inventories would have been $70.7 million and $77.8 million at June 2, 2012 and May 28, 2011, respectively.

4. Accrued Liabilities

(In millions)	June 2, 2012	May 28, 2011
Compensation and employee benefits	$53.3	$75.9
Income taxes	2.4	2.5
Other taxes	5.8	6.8
Deferred revenue	17.4	13.5
Warranty reserves	22.2	17.0
Interest payable	5.4	6.1
Restructuring	0.2	1.0
Pension and post-retirement benefits	1.2	1.2
Contingent consideration	—	1.6
Other	28.3	27.5
Total	$136.2	$153.1

5. Long-Term Debt

Long-term debt consisted of the following obligations:

(In millions)	June 2, 2012	May 28, 2011
Series A senior notes, 5.94%, due January 3, 2015	$50.0	$50.0
Series B senior notes, 6.42%, due January 3, 2018	150.0	150.0
Debt securities, 6.0%, due March 1, 2021	50.0	50.0
Total	$250.0	$250.0

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
As of June 2, 2012 and May 28, 2011, total usage against this facility was $9.7 million and $9.4 million respectively, all of which related to outstanding letters of credit.

Our senior notes and the unsecured senior revolving credit facility restrict, without prior consent, our borrowings, capital leases, and the sale of certain assets. In addition, we have agreed to maintain certain financial performance ratios, which include a maximum leverage ratio covenant, which is measured by the ratio of debt to trailing four quarter adjusted EBITDA (as defined in the credit agreement) and is required to be less than 3.5:1, with a minimum interest coverage ratio, which is measured by the ratio of trailing four quarter EBITDA to trailing four quarter interest expense (as defined in the credit agreement) and is required to be greater than 4:1. Adjusted EBITDA is generally defined in the credit agreement as EBITDA adjusted by certain items which include non-cash, share-based compensation, non-recurring restructuring costs and extraordinary items. At June 2, 2012 and May 28, 2011, the company was in compliance with all of these restrictions and performance ratios.

Annual maturities of long-term debt for the five fiscal years subsequent to June 2, 2012, are as follows:

(In millions)
2013	$—
2014	$—
2015	$50.0
2016	$—
2017	$—
Thereafter	$200.0

6. Operating Leases

The company leases real property and equipment under agreements that expire on various dates. Certain leases contain renewal provisions and generally require the company to pay utilities, insurance, taxes, and other operating expenses.

Future minimum rental payments required under operating leases that have non-cancelable lease terms as of June 2, 2012, are as follows:

(In millions)
2013	$18.0
2014	$14.1
2015	$10.1
2016	$7.6
2017	$4.8
Thereafter	$13.6

Total rental expense charged to operations was $20.7 million, $22.8 million, and $22.4 million, in fiscal 2012, 2011, and 2010, respectively. Substantially all such rental expense represented the minimum rental payments under operating leases.

7. Employee Benefit Plans

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

During the fourth quarter of fiscal 2012, the company announced its intent to change its employee retirement programs from a defined benefit-based model to a defined contribution structure. The company approved a plan to freeze future benefit accruals of its primary domestic defined benefit plan as of September 1, 2012. At this time, the company will begin to transition employees to a new defined contribution program and subsequently terminate its domestic defined benefit plans. The termination process is expected to take 12 to 24 months from the time that the benefit accruals are frozen.

Benefit Obligations and Funded Status
The following table presents, for the fiscal years noted, a summary of the changes in the projected benefit obligation, plan assets and funded status of the company's domestic and international pension plans and post-retirement plan.

	Pension Benefits				Post-Retirement Benefits
	2012		2011		2012	2011
(In millions)	Domestic	International	Domestic	International
Change in benefit obligation:
Benefit obligation at beginning of year	$309.9	$75.0	$296.0	$71.6	$10.3	$11.1
Service cost	7.0	1.3	6.9	1.9	—	—
Interest cost	14.4	3.9	15.1	4.3	0.4	0.5
Curtailments	(4.3)	—	—	—	—	—
Foreign exchange impact	—	(5.5)	—	9.2	—	—
Actuarial (gain)/loss	22.4	12.8	9.0	(10.5)	—	(0.4)
Employee contributions	—	0.3	—	0.3	—	—
Benefits paid	(16.7)	(1.7)	(17.1)	(1.8)	(0.9)	(0.9)
Benefit obligation at end of year	$332.7	$86.1	$309.9	$75.0	$9.8	$10.3

Change in plan assets:
Fair value of plan assets at beginning of year	$273.4	$69.0	$200.1	$53.2	$—	$—
Actual return on plan assets	10.0	(3.9)	40.2	8.2	—	—
Foreign exchange impact	—	(4.9)	—	7.4	—	—
Employer contributions	50.2	13.8	50.2	1.7	0.9	0.9
Employee contributions	—	0.3	—	0.3	—	—
Benefits paid	(16.7)	(1.7)	(17.1)	(1.8)	(0.9)	(0.9)
Fair value of plan assets at end of year	$316.9	$72.6	$273.4	$69.0	$—	$—

Funded status:
Under funded status at end of year	$(15.8)	$(13.5)	$(36.5)	$(6.0)	$(9.8)	$(10.3)

The components of the amounts recognized in the Consolidated Balance Sheets are as follows.
Current liabilities	$(0.1)	$—	$(0.1)	$—	$(1.1)	$(1.1)
Non-current liabilities	$(15.7)	$(13.5)	$(36.4)	$(6.0)	$(8.7)	$(9.2)

The components of the amounts recognized in accumulated other comprehensive loss before the effect of income taxes are as follows.
Unrecognized net actuarial loss	$162.8	$31.3	$144.9	$11.6	$1.6	$1.7
Unrecognized prior service cost (credit)	$—	$—	$(3.9)	$—	$0.1	$0.1
Accumulated other comprehensive loss (income)	$162.8	$31.3	$141.0	$11.6	$1.7	$1.8

The accumulated benefit obligation for the company's domestic pension benefit plans totaled $332.7 million and $307.2 million as of the end of fiscal years 2012 and 2011, respectively. For its international plans, these amounts totaled $83.3 million and $72.8 million as of the same dates, respectively.

The following table is a summary of the annual cost of the company's pension and post-retirement plans.

Components of Net Periodic Benefit Costs and Other Changes Recognized in Other Comprehensive Income
	Pension Benefits			Post-Retirement Benefits
(In millions)	2012	2011	2010	2012	2011	2010
Domestic:
Service cost	$7.0	$6.9	$8.1	$—	$—	$—
Interest cost	14.4	15.1	17.9	0.4	0.5	0.6
Expected return on plan assets	(19.3)	(18.7)	(18.9)	—	—	—
Net amortization	7.2	6.0	3.1	0.1	0.1	0.1
Curtailment (gain)	(1.7)	—	—	—	—	—
Net periodic benefit cost	$7.6	$9.3	$10.2	$0.5	$0.6	$0.7

Components of Net Periodic Benefit Costs and Other Changes Recognized in Other Comprehensive Income
International:
Service cost	$1.3	$1.9	$—
Interest cost	3.9	4.3	4.2
Expected return on plan assets	(4.8)	(4.2)	(4.4)
Net amortization	0.3	1.2	1.3
Net periodic benefit cost	$0.7	$3.2	$1.1

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Income) Loss
	Pension Benefits		Post-Retirement Benefits
(In millions)	2012	2011	2012	2011
Domestic:
Net actuarial (gain) loss	$27.4	$(12.5)	$—	$(0.3)
Net amortization and curtailment	(5.5)	(6.0)	(0.1)	(0.1)
Total recognized in other comprehensive (income) loss	$21.9	$(18.5)	$(0.1)	$(0.4)

International:
Net actuarial (gain) loss	$21.5	$(14.5)
Effect of exchange rates on amounts included in accumulated other comprehensive income	$(1.5)	$2.6
Net amortization	$(0.3)	$(1.2)
Total recognized in other comprehensive (income) loss	$19.7	$(13.1)

The net actuarial loss included in accumulated other comprehensive income (pretax) expected to be recognized in net periodic benefit cost during fiscal 2013 is $12.9 million.

Actuarial Assumptions

The weighted-average actuarial assumptions used to determine the benefit obligation amounts and the net periodic benefit cost for the company's pension and post-retirement plans are as follows.

The weighted-average used in the determination of net periodic benefit cost:
	2012		2011		2010
(Percentages)	U.S.	International	U.S.	International	U.S.	International
Discount rate	4.75	5.40	4.75	5.40	5.25	5.50
Compensation increase rate	3.00	3.50	3.00	3.50	4.50	4.90

The weighted-average used in the determination of the projected benefit obligations:
Discount rate	3.57	4.20	5.25	5.50	6.75	6.50
Compensation increase rate	3.00	3.00	4.50	4.90	4.50	4.80
Expected return on plan assets	7.00	7.00	7.75	6.80	7.75	7.25

In calculating post-retirement benefit obligations for fiscal 2012, a 7.5 percent annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2013, decreasing gradually to 4.5 percent by 2029 and remaining at that level thereafter. For purposes of calculating post-retirement benefit costs, a 7.6 percent annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2012, decreasing gradually to 4.5 percent by 2029 and remaining at that level thereafter.

Assumed health care cost-trend rates have a significant effect on the amounts reported for retiree health care costs. A one-percentage-point change in the assumed health care cost-trend rates would have the following effects:

(In millions)	1 Percent Increase	1 Percent Decrease
Effect on total fiscal 2012 service and interest cost components	$—	$—
Effect on post-retirement benefit obligation at June 2, 2012	$0.4	$(0.4)

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

The company has assumed an average long-term expected return on defined benefit plan assets of 7.00 percent for both its primary domestic plan and international plan as of June 2, 2012. The expected return is determined by applying the target allocation in each asset category of plan investments to the anticipated return for each asset category based on historical and projected returns.

The asset allocation for fiscal 2012 and asset categories for the company's primary pension plans at the end of fiscal 2012 and 2011 are as follows:

Primary Domestic Plan
Asset Category	Targeted Asset Allocation Percentage	Percentage of Plan Assets at Year End
		2012	2011
Equities	18-22	19	57
Fixed Income	78-82	80	43
Other	0 - 5	1	—
Total		100	100

International Plan
Asset Category
Equities	40-42	42	58
Fixed Income	48-50	49	39
Other	0-10	9	3
Total		100	100

(In millions)	Domestic Plans as of June 2, 2012
Asset Category	Level 1	Level 2	Total
Cash and cash equivalents	$3.6	$—	$3.6
US & international equity securities	3.9	—	3.9
Debt securities-corporate	13.6	—	13.6
Common collective trust - equities	—	54.3	54.3
Common collective trusts-fixed income	—	238.8	238.8
Equities - Herman Miller stock	2.7	—	2.7
Total	$23.8	$293.1	$316.9

(In millions)	International Plan as of June 2, 2012
Asset Category	Level 1	Level 2	Total
Cash and cash equivalents	$0.2	$—	$0.2
Foreign government obligations	—	11.0	11.0
Common collective trusts-balanced	—	61.4	61.4
Total	$0.2	$72.4	$72.6

(In millions)	Domestic Plans as of May 28, 2011
Asset Category	Level 1	Level 2	Total
Cash and cash equivalents	$0.4	$—	$0.4
Common collective trusts-equities	—	136.0	136.0
Debt securities-corporate	—	4.8	4.8
Common collective trusts-fixed income	—	112.2	112.2
Equities - Herman Miller stock	20.0	—	20.0
Total	$20.4	$253.0	$273.4

(In millions)	International Plan as of May 28, 2011
Asset Category	Level 1	Level 2	Total
Cash and cash equivalents	$0.2	$—	$0.2
Common collective trusts-balanced	—	68.8	68.8
Total	$0.2	$68.8	$69.0

Cash Flows

Subsequent to the end of fiscal 2012 the company contributed $3.7 million to its pension plans. The company is reviewing whether any additional voluntary pension plan contributions will be made in the next year. Actual contributions will be dependent upon investment returns, changes in pension obligations, and other economic and regulatory factors. In fiscal 2012 the company made cash contributions totaling $64.9 million to its benefit plans.

The following represents a summary of the benefits expected to be paid by the plans in future fiscal years. These expected benefits were estimated based on the same actuarial valuation assumptions used to determine benefit obligations at June 2, 2012.

(In millions)	Pension Benefits Domestic	Pension Benefits International	Post-Retirement Benefits
2013	$28.0	$1.4	$1.1
2014	$28.2	$1.5	$1.0
2015	$27.8	$1.7	$1.0
2016	$27.9	$1.8	$0.9
2017	$21.9	$1.9	$0.9
2018 - 2022	$110.7	$12.4	$3.6

Profit Sharing and 401(k) Plan

Herman Miller, Inc. has a trusteed profit sharing plan that includes substantially all domestic employees. These employees are eligible to begin participating on their date of hire. The plan provides for discretionary contributions, payable in the company's common stock, of not more than 6 percent of employees' wages based on the company's financial performance. The cost of the profit sharing contribution during fiscal 2012 and fiscal 2011 was $3.4 million and $7.7 million, respectively. The company made no profit sharing contribution in fiscal year 2010.

The company has traditionally matched 50.0 percent of employee contributions to their 401(k) accounts up to 6 percent of their pay. The company indefinitely suspended the 401(k) matching program in the fourth quarter of fiscal 2009 and the suspension remained in effect until the second half of fiscal 2011. The company, therefore, did not incur any costs for this program in fiscal 2010. The cost of the company's matching contributions charged against operations was approximately $6.4 million and $2.0 million in fiscal years 2012 and 2011, respectively.

8. Common Stock and Per Share Information

The following table reconciles the numerators and denominators used in the calculations of basic and diluted EPS for each of the last three fiscal years.

(In millions, except shares)	2012	2011	2010
Numerators:
Numerators for basic EPS, net earnings	$75.2	$70.8	$28.3
Income from adjustments to contingent consideration that can be settled in common stock at the company's option, net of tax	—	(9.5)	(3.6)
Numerator for diluted EPS	$75.2	$61.3	$24.7

Denominators:
Denominators for basic EPS, weighted-average common shares outstanding	58,171,472	57,118,777	55,997,781
Potentially dilutive shares resulting from stock plans	285,404	556,343	1,492,587
Denominator for diluted EPS	58,456,876	57,675,120	57,490,368

Options to purchase 1,917,060 shares, 2,290,471 shares and 2,777,406 shares of common stock have not been included in the denominator for the computation of diluted earnings per share for the fiscal years ended June 2, 2012, May 28, 2011, and May 29, 2010, respectively, because they were anti-dilutive. The company has certain share-based payment awards that meet the definition of participating securities. The company has evaluated the impact on EPS of all participating securities under the two-class method, noting no impact on EPS.

9. Stock-Based Compensation

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

The company classifies pre-tax stock-based compensation expense primarily within “Operating Expenses” in the Consolidated Statements of Operations. Related expenses charged to “Cost of Sales” are not material. Pre-tax compensation expense and the related income tax benefit for all types of stock-based programs was as follows for the periods indicated:

(in millions)	June 2, 2012	May 28, 2011	May 29, 2010
Employee stock purchase program	$0.3	$0.3	$0.3
Stock option plans	2.8	2.5	2.5
Restricted stock grants	0.5	0.5	0.4
Restricted stock units	2.4	1.5	1.2
Total	$6.0	$4.8	$4.4

Tax benefit	$2.1	$1.6	$1.5

As of June 2, 2012, total pre-tax stock-based compensation cost not yet recognized related to non-vested awards was approximately $7.1 million. The weighted-average period over which this amount is expected to be recognized is 1.56 years.

The company estimated the fair value of employee stock options on the date of grant using the Black-Scholes model. In determining these values, the following weighted-average assumptions were used for the options granted during the fiscal years indicated.

	2012		2011		2010
Risk-free interest rates (1)	1.75%		2.00-2.25%		2.71-2.84%
Expected term of options (2)	5.5	years	5.5	years	5.5	years
Expected volatility (3)	42%		42%		41%
Dividend yield (4)	0.34%		0.49%		0.56%
Weighted-average grant-date fair value of stock options:
Granted with exercise prices equal to the fair market value of the stock on the date of grant	$10.15		$7.01		$6.24

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

Stock Option Plans
The company has stock option plans under which options to purchase the company's stock are granted to employees and non-employee directors and officers at a price not less than the market price of the company's common stock on the date of grant. Under the current award program, all options become exercisable between one year and three years from date of grant and expire two to ten years from date of grant. Most options are subject to graded vesting with the related compensation expense recognized on a straight-line basis over the requisite service period. At June 2, 2012, there were 3.0 million shares available for option awards.

The following is a summary of the transactions under the company's stock option plans:

	Shares Under Option	Weighted-Average Exercise Prices	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Outstanding at May 30, 2009	2,824,212	$26.83	4.9	$0.2
Granted at market	337,253	$15.76
Exercised	(10,000)	$20.06
Forfeited or expired	(372,829)	$25.72

Outstanding at May 29, 2010	2,778,636	$25.66	4.8	$1.8
Granted at market	463,238	$18.04
Exercised	(309,251)	$21.28
Forfeited or expired	(354,033)	$27.09

Outstanding at May 28, 2011	2,578,590	$24.62	5.5	$6.6
Granted at market	365,141	$25.75
Exercised	(215,524)	$19.74
Forfeited or expired	(398,958)	$25.76

Outstanding at June 2, 2012	2,329,249	$25.06	5.7	$0.9
Ending vested + expected to vest	2,305,582	$25.08	5.7	$0.9
Exercisable at end of period	1,604,406	$26.68	4.5	$0.6

The total pre-tax intrinsic value of options exercised during fiscal 2012, 2011 and 2010 was $1.1 million, $1.6 million, and zero respectively. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the company's closing stock price as of the end of the period presented, which would have been received by the option holders had all option holders exercised in-the-money options as of that date.

The following is a summary of stock options outstanding at June 2, 2012.

	Outstanding Stock Options			Exercisable Stock Options
Range of Exercise Price	Shares	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Exercise Prices	Shares	Weighted-Average Exercise Prices
$12.33-22.63	783,026	6.2	$17.80	414,294	$18.20
$23.87-27.99	792,444	7.0	$25.73	436,333	$25.72
$28.57-38.13	753,779	3.8	$31.89	753,779	$31.89
	2,329,249	5.7	$25.06	1,604,406	$26.68

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

	2012		2011		2010
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Outstanding, at beginning of year	70,595	$18.44	54,729	$19.48	116,860	$26.25
Granted	24,323	$21.46	33,000	$20.63	42,481	$15.96
Vested	(7,787)	$17.56	(15,041)	$26.79	(104,112)	$25.69
Forfeited or expired	(3,800)	$16.44	(2,093)	$20.26	(500)	$10.78
Outstanding, at end of year	83,331	$19.49	70,595	$18.44	54,729	$19.48

The weighted-average remaining recognition period of the outstanding restricted shares at June 2, 2012, was 2.45 years. The fair value on the dates of vesting for shares that vested during the twelve months ended June 2, 2012, was $0.2 million.

Restricted Stock Units
The company grants restricted stock units to certain key employees. This program provides that the actual number of restricted stock units awarded is based on the value of a portion of the participant's long-term incentive compensation divided by the fair value of the company's stock on the date of grant. In some years the awards have been partially tied to the company's financial performance for the year in which the grant was based. The awards generally cliff-vest after a three-year service period, with prorated vesting under certain circumstances and full or partial accelerated vesting upon retirement. Each restricted stock unit represents one equivalent share of the company's common stock to be awarded, free of restrictions, after the vesting period. Compensation expense related to these awards is recognized over the requisite service period, which includes any applicable performance period. Dividend equivalent awards are credited quarterly. The units do not entitle participants the rights of shareholders of common stock, such as voting rights until shares are issued after the vesting period.The following is a summary of restricted stock unit transactions for the fiscal years indicated.

	2012			2011			2010
	Share Units	Aggregate Intrinsic Value in Millions	Weighted-Average Remaining Contractual Term (Years)	Share Units	Aggregate Intrinsic Value in Millions	Weighted-Average Remaining Contractual Term (Years)	Share Units	Aggregate Intrinsic Value in Millions	Weighted-Average Remaining Contractual Term (Years)
Outstanding, at beginning of year	285,101	$6.9	1.5	214,406	$4.0	1.2	147,811	$2.0	1.7
Granted	125,589			140,357			83,780
Forfeited	(10,483)			(4,704)			(8,289)
Released	(78,484)			(64,958)			(8,896)
Outstanding, at end of year	321,723	$5.7	1.4	285,101	$6.9	1.5	214,406	$4.0	1.2
Ending vested + expected to vest	308,645	$5.4	1.4	269,679	$6.6	1.5	201,266	$3.9	1.2

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

	2012			2011			2010
	Share Units	Aggregate Intrinsic Value in Millions	Weighted-Average Remaining Contractual Term (Years)	Share Units	Aggregate Intrinsic Value in Millions	Weighted-Average Remaining Contractual Term (Years)	Share Units	Aggregate Intrinsic Value in Millions	Weighted-Average Remaining Contractual Term (Years)
Outstanding, at beginning of year	90,380	$—	0.2	178,862	$—	0.7	182,977	$—	1.7
Granted	—			—			—
Forfeited	(90,380)			(88,482)			(4,115)
Outstanding, at end of year	—	$—	—	90,380	$—	0.2	178,862	$—	0.7
Ending vested + expected to vest	—	$—	—	—	$—	—	—	$—	—

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

The Herman Miller, Inc. Executive Equalization Retirement Plan is a supplemental deferred compensation plan and was made available for salary deferrals and company contributions beginning in January 2008. The plan is available to a select group of management or highly compensated employees who are selected for participation by the Executive Compensation Committee of the Board of Directors. The plan allows participants to defer up to 50 percent of their base salary and up to 100 percent of their incentive cash bonus. Company contributions to the plan “mirror” the amounts the company would have contributed to the various qualified retirement plans had the employee's compensation not been above the IRS statutory ceiling ($250,000 in 2012). The company does not guarantee a rate of return for these funds. Instead, participants make investment elections for their deferrals and company contributions. Investment options are the same as those available under the Herman Miller Profit Sharing and 401(k) Plan except for company stock which is not an investment option under this plan.

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

	2012	2011	2010
Options	—	—	8,957
Shares of common stock	18,119	7,464	18,735
Shares through the deferred compensation program	3,301	—	7,148

10. Income Taxes

The components of earnings before income taxes are as follows.

(In millions)	2012	2011	2010
Domestic	$107.6	$93.4	$38.4
Foreign	11.9	9.1	(3.6)
Total	$119.5	$102.5	$34.8

The provision (benefit) for income taxes consists of the following.

(In millions)	2012	2011	2010
Current: Domestic - Federal	$21.8	$1.4	$8.6
Domestic - State	2.0	0.8	0.8
Foreign	6.0	5.7	(0.2)
	29.8	7.9	9.2
Deferred: Domestic - Federal	11.2	26.4	(2.6)
Domestic - State	1.4	1.4	(0.2)
Foreign	1.9	(4.0)	0.1
	14.5	23.8	(2.7)
Total income tax provision	$44.3	$31.7	$6.5

The following table represents a reconciliation of income taxes at the United States statutory rate with the effective tax rate as follows.

(In millions)	2012	2011	2010
Income taxes computed at the United States Statutory rate of 35%	$41.8	$35.8	$12.2
Increase (decrease) in taxes resulting from:
Change in unrecognized tax benefits	(0.2)	(0.3)	(4.9)
Foreign statutory rate differences	(1.2)	(1.6)	0.4
Manufacturing deduction under the American Jobs Creation Act of 2004	(2.9)	(2.4)	(1.2)
State taxes	3.0	1.8	0.5
Repatriated earnings and related foreign tax credits	(0.2)	(1.3)	—
Other, net	4.0	(0.3)	(0.5)
Income tax expense	$44.3	$31.7	$6.5
Effective tax rate	37.1%	30.9%	18.8%

The company was granted a tax holiday from the Ningbo Economic and Technological Development Commission in China. This agreement provides, starting with the first year of cumulative profits, for the company to be taxed at a reduced rate for five years. The company's Ningbo, China operations started the first year of the tax holiday as of January 1, 2008.

The tax effects and types of temporary differences that give rise to significant components of the deferred tax assets and liabilities at June 2, 2012 and May 28, 2011, are as follows:

(In millions)	2012	2011
Deferred tax assets:
Compensation-related accruals	$14.6	$14.7
Accrued pension and post-retirement benefit obligations	19.1	19.9
Accrued health claims	0.1	—
Reserves for inventory	2.9	2.7
Reserves for uncollectible accounts and notes receivable	1.5	1.6
Other reserves and accruals	3.0	4.0
Warranty	7.4	5.5
State and local tax net operating loss carryforwards	3.7	4.0
Federal net operating loss carryforward	0.2	0.3
State credits	0.7	1.1
Foreign tax net operating loss carryforwards	7.1	8.1
Foreign tax credits	0.1	0.1
Other	4.4	5.8
Subtotal	64.8	67.8
Valuation allowance	(10.3)	(11.6)
Total	$54.5	$56.2

Deferred tax liabilities:
Book basis in property in excess of tax basis	$(17.3)	$(19.4)
Intangible assets	(21.0)	(12.8)
Other	(2.1)	(1.1)
Total	$(40.4)	$(33.3)

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

At June 2, 2012, the company had state and local tax NOL carry-forwards of $58.8 million, the tax benefit of which is $3.7 million, which have various expiration periods from one to twenty-one years. The company also had state credits with a tax benefit of $0.7 million that expire in one to four years. For financial statement purposes, the NOL carry-forwards and state tax credits have been recognized as deferred tax assets, subject to a valuation allowance of $3.2 million.

At June 2, 2012, the company had a federal NOL carry-forward of $0.6 million, the tax benefit of which is $0.2 million, which expires in 16 years. For financial statement purposes, the NOL carry-forward has been recognized as a deferred tax asset.

At June 2, 2012, the company had foreign net operating loss carry-forwards of $26.4 million, the tax benefit of which is $7.1 million, which have expiration periods from one year to an unlimited term. The company also had foreign tax credits with a tax benefit of $0.1 million which expire in four to eight years. For financial statement purposes, NOL carry-forwards and foreign tax credits have been recognized as deferred tax assets, subject to a valuation allowance of $6.0 million.

At June 2, 2012, the company had a foreign deferred asset related to financing costs of $4.4 million, the tax benefit of which is $1.1 million. For financial statement purposes, the asset has been recognized as a deferred tax asset, subject to a valuation allowance of $1.1 million.

The company has not provided for United States income taxes on undistributed earnings of foreign subsidiaries totaling approximately $46.7 million. Recording deferred income taxes on these undistributed earnings is not required, because these earnings have been deemed to be permanently reinvested. these amounts would be subject to possible U.S. taxation only if remitted as dividends. The determination of the hypothetical amount of unrecognized deferred U.S. taxes on undistributed earnings of foreign entities is not practicable.

The components of the company's unrecognized tax benefits are as follows:

(In millions)
Balance at May 29, 2010	$2.1
Increases related to current year income tax positions	0.2
Increases related to prior year income tax positions	0.2
Decreases related to prior year income tax positions	(0.6)
Decreases related to settlements	(0.3)
Balance at May 28, 2011	1.6
Increases related to current year income tax positions	0.2
Increases related to prior year income tax positions	—
Decreases related to prior year income tax positions	(0.3)
Decreases related to settlements	(0.2)
Balance at June 2, 2012	$1.3

The company's effective tax rate would have been affected by the unrecognized tax benefits had this amount been recognized as a reduction to income tax expense.

The company recognizes interest and penalties related to unrecognized tax benefits through income tax expense in its Consolidated Statement of Operations. Interest and penalties and the related liability were as follows for the periods indicated:

(In millions)	June 2, 2012	May 28, 2011	May 29, 2010
Interest and penalty expense (income)	$—	$(0.2)	$(0.3)

Liability for Interest and penalties	$0.5	$0.5

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

During the year, the company has closed the audit of fiscal year 2011 with the Internal Revenue Service under the Compliance Assurance Process (CAP). For the majority of the remaining tax jurisdictions, the company is no longer subject to state and local, or non-U.S. income tax examinations by tax authorities for fiscal years before 2009.

11. Fair Value of Financial Instruments

The company's financial instruments consist of cash equivalents, marketable securities, accounts and notes receivable, deferred compensation plan, accounts payable, debt and foreign currency exchange contracts. The company's estimates of fair value for financial instruments, other than marketable securities, approximate their carrying amounts as of June 2, 2012 and May 28, 2011. The carrying value and fair value of the company's long-term debt, including current maturities, was as follows for the periods indicated:

(In millions)	June 2, 2012	May 28, 2011
Carrying value	$250.0	$250.0
Fair value	$278.5	$270.5

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

Deferred compensation plan assets — The company's deferred compensation plan assets primarily include domestic equity large cap and lifestyle mutual funds and are valued using quoted prices for similar securities.

The following tables set forth financial assets and liabilities measured at fair value in the Condensed Consolidated Balance Sheets and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of June 2, 2012 and May 28, 2011:

(In millions)	Fair Value Measurements
	June 2, 2012	May 28, 2011
Financial Assets	Quoted Prices With Other Observable Inputs (Level 2)	Quoted Prices With Other Observable Inputs (Level 2)
Available-for-sale marketable securities:
Asset-backed securities	$0.2	$2.3
Corporate debt securities	2.7	3.6
Government obligations	3.2	1.1
Mortgage-backed securities	3.5	4.0
Foreign currency forward contracts	0.1	0.7
Deferred compensation plan	3.5	2.6
Total	$13.2	$14.3

Financial Liabilities
Foreign currency forward contracts	$—	$0.3
Total	$—	$0.3

The following is a summary of the carrying and market values of the company's marketable securities as of the dates indicated.

	June 2, 2012
(In millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value
Asset-backed securities	$0.2	$—	$—	$0.2
Corporate debt securities	2.7	—	—	2.7
Government obligations	3.4	0.1	—	3.5
Mortgage-backed securities	3.2	—	—	3.2
Total	$9.5	$0.1	$—	$9.6

	May 28, 2011
(In millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value
Asset-backed securities	$2.3	$—	$—	$2.3
Corporate debt securities	3.6	—	—	3.6
Government obligations	1.1	—	—	1.1
Mortgage-backed securities	3.9	0.1	—	4.0
Total	$10.9	$0.1	$—	$11.0

The company does not hold any Level 3 financial instruments.

Maturities of debt securities included in marketable securities as of June 2, 2012, are as follows:

(In millions)	Cost	Market Value
Due within one year	$1.5	$1.5
Due after one year through five years	8.0	8.1
Due after five years through ten years	—	—
Total	$9.5	$9.6

There were no investments in unrealized loss positions as of June 2, 2012.

12. Supplemental Disclosures of Cash Flow Information

The following table presents the adjustments to reconcile net earnings to net cash provided by operating activities.

(In millions)	2012	2011	2010

Depreciation expense	$34.4	$36.2	$39.7
Amortization expense	2.8	2.9	2.9
Provision for losses on accounts receivable and notes receivable	1.6	0.1	5.5
Provision for (gain) loss on financial guarantees	—	—	0.2
Loss on sales of property, equipment, and other assets	0.9	1.0	0.2
Deferred income tax expense (benefit)	14.5	23.8	(2.7)
Pension expense	8.8	13.1	12.0
Restructuring and impairment expense	5.4	3.0	16.7
Contingent consideration income	—	(15.0)	(5.7)
Stock-based compensation	6.0	4.8	4.4
Excess tax benefits from stock-based compensation	0.1	(0.1)	0.5
Proceeds from death benefits on cash surrender value of life insurance	—	—	4.8
Other changes in long-term liabilities	(66.5)	(36.0)	(13.3)
Other	(1.9)	—	0.8
Changes in current assets and liabilities:
Decrease (increase) in assets:
Accounts receivable	17.5	(48.5)	9.0
Inventories	0.2	(8.3)	(7.1)
Prepaid expenses and other	2.7	(14.5)	23.6
Increase (decrease) in liabilities:
Accounts payable	4.8	14.3	13.5
Accrued liabilities	(16.4)	41.4	(34.6)
Total changes in current assets and liabilities	8.8	(15.6)	4.4
Total adjustments	$14.9	$18.2	$70.4

13. Warranties, Guarantees, and Contingencies

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

(In millions)	2012	2011
Accrual balance, beginning	$17.0	$16.0
Accrual for warranty matters	27.8	14.5
Settlements and adjustments	(22.6)	(13.5)
Accrual balance, ending	$22.2	$17.0

Other Guarantees
The company is periodically required to provide performance bonds in order to conduct business with certain customers. These arrangements are common and generally have terms ranging between one and three years. The bonds are required to provide assurances to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The performance bonds are provided by various bonding agencies and the company is ultimately liable for claims that may occur against them. As of June 2, 2012, the company had a maximum financial exposure related to performance bonds of approximately $12.1 million. The company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company's financial statements. Accordingly, no liability has been recorded as of June 2, 2012 and May 28, 2011.

The company periodically enters into agreements in the normal course of business that may include indemnification clauses regarding patent/trademark infringement and service losses. Service losses represent all direct or consequential loss, liability, damages, costs and expenses incurred by the customer or others resulting from services rendered by the company, the dealer, or certain sub-contractors due to a proven negligent act. The company has no history of claims, nor is it aware of circumstances that would require it to perform under these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company's financial statements. Accordingly, no liability has been recorded as of June 2, 2012 and May 28, 2011.

The company has entered into standby letter of credit arrangements for the purpose of protecting various insurance companies against default on the payment of certain premiums and claims. A majority of these arrangements are related to the company's wholly-owned captive insurance company. As of June 2, 2012, the company had a maximum financial exposure from these insurance-related standby letters of credit of approximately $9.7 million. The company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company's financial statements. Accordingly, no liability has been recorded as of June 2, 2012 and May 28, 2011.

Contingencies
The company leases a facility in the United Kingdom under an agreement that expired in June 2011, and the company is currently leasing the facility on a month to month basis. Under the terms of the lease, the company is required to perform the maintenance and repairs necessary to address the general dilapidation of the facility over the lease term. The ultimate cost of this provision to the company is dependent on a number of factors including, but not limited to, the future use of the facility by the lessor and whether the company chooses and is permitted to renew the lease term. The company has estimated the cost of these maintenance and repairs to be between $0 and $3 million, depending on the outcome of future plans and negotiations. Based on existing circumstances, it is estimated that these costs will most likely approximate $1.2 million, as of June 2, 2012, and was estimated to be $1.3 million as of May 28, 2011. As a result, these amounts have been recorded as a liability reflected under the caption “Accrued Liabilities” and "Other Liabilities" for fiscal 2012 and fiscal 2011, respectively in the Consolidated Balance Sheets.

The company has a lease obligation in the U.K. until May 2014 for a facility that it has exited. Current market rates for comparable office space are lower than the rental payments owed under the lease agreement, as such, the company would remain liable to pay the difference if it were subleased. As a result, the estimated liability of $1.1 million and $1.7 million is reflected under the caption “Other Liabilities” in the Condensed Consolidated Balance Sheets at June 2, 2012 and May 28, 2011, respectively.

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

The North American Furniture Solutions reportable segment includes the operations associated with the design, manufacture, and sale of furniture products for work-related settings, including office, education, and healthcare environments, throughout the United States and Canada. The North American Furniture Solutions reportable segment is the aggregation of two operating segments in accordance with ASC 280-10-50-10 through 11. In addition, the company has determined that both operating segments within the North American Furniture Solutions reportable segment each represent reporting units.

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

The company also reports a “Corporate” category consisting primarily of startup business and unallocated corporate expenses including restructuring and impairment expenses.

The performance of the operating segments is evaluated by the company's management using various financial measures. The following is a summary of certain key financial measures for the respective fiscal years indicated:

(In millions)	2012	2011	2010

Net Sales:
North American Furniture Solutions	$1,218.5	$1,224.8	$989.7
Non-North American Furniture Solutions	347.3	290.4	222.7
Specialty and Consumer	158.3	134.0	105.9
Corporate	—	—	0.5
Total	$1,724.1	$1,649.2	$1,318.8

Depreciation and Amortization:
North American Furniture Solutions	$31.7	$34.2	$36.2
Non-North American Furniture Solutions	3.7	3.1	2.8
Specialty and Consumer	1.8	1.8	2.1
Corporate	—	—	1.5
Total	$37.2	$39.1	$42.6

Operating Earnings (Losses):
North American Furniture Solutions	$96.9	$99.4	$75.8
Non-North American Furniture Solutions	32.1	18.8	(0.2)
Specialty and Consumer	15.1	10.7	5.5
Corporate	(6.5)	(5.6)	(27.5)
Total	$137.6	$123.3	$53.6

Capital Expenditures:
North American Furniture Solutions	$20.3	$25.9	$20.6
Non-North American Furniture Solutions	3.3	4.4	0.8
Specialty and Consumer	4.9	0.2	0.9
Corporate	—	—	—
Total	$28.5	$30.5	$22.3

Total Assets:
North American Furniture Solutions	$578.5	$612.5	$602.5
Non-North American Furniture Solutions	202.4	142.5	125.6
Specialty and Consumer	56.5	53.0	41.9
Corporate	—	—	0.6
Total	$837.4	$808.0	$770.6

Goodwill:
North American Furniture Solutions	$104.9	$104.3	$104.4
Non-North American Furniture Solutions	38.8	6.1	5.0
Specialty and Consumer (1)	1.0	—	—
Corporate	—	—	—
Total	$144.7	$110.4	$109.4
(1) In the first quarter of fiscal 2012, the company changed its reportable segments as noted above. As a result of the 2012 change in reportable segments, goodwill was reclassified from North America to Specialty and Consumer based on a relative fair value analysis.

The accounting policies of the reportable operating segments are the same as those of the company. Additionally, the company employs a methodology for allocating corporate costs and assets with the underlying objective of this methodology being to allocate corporate costs according to the relative usage of the underlying resources and to allocate corporate assets according to the relative expected benefit. The company has determined that allocation based on relative net sales is most appropriate for all expenses. The majority of corporate costs are allocated to the operating segments; however, certain costs generally considered the result of isolated business decisions are not subject to allocation and are evaluated separately from the rest of the regular ongoing business operations. For example, restructuring and impairment expenses that are reflected in operating earnings are allocated to the “Corporate” category.

The restructuring and asset impairment charges of $5.4 million, $3.0 million, and $16.7 million in fiscal 2012, fiscal 2011 and fiscal 2010, respectively are discussed in Note 15 of the Consolidated Financial Statements and were allocated to the “Corporate” category.

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

(In millions)	2012	2011	2010
Net Sales:
Systems	$474.4	$482.0	$384.1
Seating	630.5	454.0	381.5
Freestanding and storage	395.2	461.5	367.8
Other (1)	224.0	251.7	185.4
Total	$1,724.1	$1,649.2	$1,318.8

(1) “Other” primarily consists of miscellaneous or otherwise uncategorized product sales and service sales.

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

(In millions)	2012	2011	2010
Net Sales:
United States	$1,271.9	$1,265.9	$1,028.7
International	452.2	383.3	290.1
Total	$1,724.1	$1,649.2	$1,318.8

(In millions)	2012	2011	2010
Long-lived assets:
United States	$146.4	$151.6	$159.7
International	18.1	24.0	21.6
Total	$164.5	$175.6	$181.3

It is estimated that no single dealer accounted for more than 4 percent of the company's net sales in the fiscal year ended June 2, 2012. It is also estimated that the largest single end-user customer, the U.S. federal government, accounted for approximately $164 million or 9.5 percent of the company's fiscal 2012 net sales within the North American Furniture Solutions reportable segment. The 10 largest customers accounted for approximately 22 percent of net sales.

Approximately 8 percent of the company's employees are covered by collective bargaining agreements, most of whom are employees of its Nemschoff, and Herman Miller Limited (U.K.) subsidiaries.

15. Restructuring Charges

Manufacturing Consolidation Plan
In May and June 2009, the company announced a plan (“the Manufacturing Consolidation Plan”) to consolidate manufacturing operations with the closure of its Integrated Metal Technologies (IMT) subsidiary in Spring Lake, Michigan and Brandrud facility in Auburn, Washington. Under this plan for the IMT closure, the company retained existing West Michigan production capacity and enhanced operational efficiency, with the majority of work and equipment move to other newer, larger facilities in the area. Relocation began during the first quarter of fiscal 2010, with final closure completed in the fourth quarter of fiscal 2010. For the Brandrud closure, the company further consolidated manufacturing operations with the transfer of substantially all of the manufacturing capabilities of Brandrud to its Nemschoff manufacturing plants. The Plan was completed during fiscal 2012.

2010 Plan
During the fourth quarter of fiscal 2010, the company executed a restructuring plan (“the 2010 Plan”) that reduced operating expenses in order to improve operating performance, profitability and further enhance productivity. This Plan reduced our salaried workforce, primarily in North America, by approximately 70 employees. The Plan was completed during fiscal 2012.

2012 Plan
In May 2012, the company announced a plan ("The 2012 Plan") to consolidate the Nemschoff manufacturing operations in Sheboygan, Wisconsin with the closure of the Sioux City, Iowa seating plant. The 2012 plan also includes the consolidation of the Sheboygan manufacturing sites into one location. This plan will reduce fixed costs and operating expenses in order to improve operating performance, profitability and further enhance productivity. This Plan will reduce our workforce in North America, by approximately 70 employees. The company anticipates it will incur an additional $1.5 million in restructuring expense during future periods for the 2012 Plan.

The following is a summary of changes in restructuring accruals during fiscal 2010, fiscal 2011 and fiscal 2012 for the Manufacturing Consolidation Plan, the 2010 Plan and the 2012 Plan.

Manufacturing Consolidation Plan
(In millions)	Total Plan Costs	Severance and Outplacement Costs	Leased Building Exit Costs
Balance as of May 30, 2009	$—	$—	$—
Restructuring expenses	9.7	5.3	4.4
Cash payments	(5.9)	(3.4)	(2.5)
Adjustments	(1.2)	(0.4)	(0.8)
Balance as of May 29, 2010	2.6	1.5	1.1
Restructuring expenses	0.9	0.2	0.7
Cash payments	(3.0)	(1.7)	(1.3)
Balance as of May 28, 2011	0.5	—	0.5
Restructuring expenses	—	—	—
Cash payments	(0.5)	—	(0.5)
Balance as of June 2, 2012	$—	$—	$—

2010 Action Plan	Total Plan Costs	Severance and Outplacement Costs	Leased Building Exit Costs
Balance as of May 30, 2009	$—	$—	$—
Restructuring expenses	3.2	2.9	0.3
Cash payments	(0.1)	(0.1)	—
Balance as of May 29, 2010	3.1	2.8	0.3
Restructuring expenses	2.1	1.5	0.6
Cash payments	(4.5)	(4.1)	(0.4)
Adjustments	(0.2)	0.1	(0.3)
Balance as of May 28, 2011	0.5	0.3	0.2
Cash payments	—	—	—
Adjustments	(0.5)	(0.3)	(0.2)
Balance as of June 2, 2012	$—	$—	$—

2012 Action Plan	Total Plan Costs	Severance and Outplacement Costs	Building Impairment Costs
Balance as of May 28, 2011	$—	$—	$—
Restructuring and impairment expenses	1.6	0.2	1.4
Cash payments	(0.1)	—	(0.1)
Adjustments	(1.3)	—	(1.3)
Balance as of June 2, 2012	$0.2	$0.2	$—

In addition to the restructuring expenses noted above, the company recorded an impairment of certain assets for fiscal 2010 and fiscal 2012 totaling $2.5 million and $3.8 million, respectively. These assets were related to products and trade names that we determined had no future revenue stream to the company.

These charges have been reflected separately as restructuring expenses in the Consolidated Statements of Operations. Refer to Note 14 of the Consolidated Financial Statements for a discussion of the Plan's impact on the company's reportable operating segments.

16. Quarterly Financial Data (Unaudited)

Set forth below is a summary of the quarterly operating results on a consolidated basis for the years ended June 2, 2012, May 28, 2011, and May 29, 2010.

(In millions, except per share data)		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012	Net sales (1)	$458.1	$445.6	$399.8	$420.7
	Gross margin (1)	154.3	152.1	134.2	150.1
	Net earnings (1)	24.6	23.7	14.9	11.9
	Earnings per share-basic (1)	0.42	0.41	0.26	0.21
	Earnings per share-diluted	0.42	0.41	0.26	0.20

2011	Net sales	$380.7	$412.2	$414.8	$441.5
	Gross margin	123.6	135.8	133.0	145.7
	Net earnings (1)	16.1	17.9	19.8	17.1
	Earnings per share-basic	0.28	0.31	0.35	0.30
	Earnings per share-diluted (1)	0.22	0.26	0.29	0.30

2010	Net sales	$324.0	$343.7	$329.6	$321.5
	Gross margin	107.5	110.8	104.8	105.4
	Net earnings (1)	8.4	9.6	8.3	2.1
	Earnings per share-basic	0.15	0.17	0.15	0.04
	Earnings per share-diluted	0.14	0.17	0.12	—

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of June 2, 2012, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes the company's internal control over financial reporting was effective as of June 2, 2012.

Ernst & Young LLP has issued an attestation report on the effectiveness of our internal control over financial reporting, which appears on page 72.

/s/ Brian C. Walker
Brian C. Walker
Chief Executive Officer

/s/ Gregory J. Bylsma
Gregory J. Bylsma
Chief Financial Officer

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Board of Directors and Stockholders of Herman Miller, Inc.

We have audited Herman Miller Inc.'s internal control over financial reporting as of June 2, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Herman Miller, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Herman Miller, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 2, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the fiscal 2012 consolidated financial statements of Herman Miller, Inc., and our report dated July 31, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Grand Rapids, Michigan
July 31, 2012

Report of Independent Registered Public Accounting Firm on Financial Statements

To the Board of Directors and Stockholders of Herman Miller, Inc.

We have audited the accompanying consolidated balance sheets of Herman Miller, Inc. as of June 2, 2012 and May 28, 2011, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three fiscal years in the period ended June 2, 2012. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Herman Miller, Inc. at June 2, 2012 and May 28, 2011, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended June 2, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Herman Miller, Inc.'s internal control over financial reporting as of June 2, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 31, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Grand Rapids, Michigan
July 31, 2012

Item 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

As defined in Item 304 of Regulation S-K, there have been no changes in, or disagreements with, accountants during the 24-month period ended June 2, 2012.

Item 9A CONTROLS AND PROCEDURES

(a)
Disclosure Controls and Procedures. Under the supervision and with the participation of management, the company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 2, 2012, and have concluded that as of that date, the company's disclosure controls and procedures were effective.

(b)
Management's Annual Report on Internal Control Over Financial Reporting and Attestation Report of the Independent Registered Public Accounting Firm. Refer to Item 8 for “Management's Report on Internal Control Over Financial Reporting.” The effectiveness of the company's internal control over financial reporting has been audited by Ernst and Young LLP, and independent registered accounting firm, as stated in its report included in Item 8.

(c)
Changes in Internal Control Over Financial Reporting. There were no changes in the company's internal control over financial reporting during the fourth quarter ended June 2, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B OTHER INFORMATION - None

PART III

Item 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers, Promoters and Control Persons

Information relating to directors and director nominees of the registrant is contained under the caption “Director and Executive Officer Information” in the company's definitive Proxy Statement, relating to the company's 2012 Annual Meeting of Stockholders, and the information within that section is incorporated by reference. Information relating to Executive Officers of the company is included in Part I hereof entitled “Executive Officers of the Registrant.”

Compliance with Section 16(a) of the Exchange Act

Information relating to compliance with Section 16(a) of the Exchange Act is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the company's definitive Proxy Statement, relating to the company's 2012 Annual Meeting of Stockholders, and the information within that section is incorporated by reference.

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

Corporate Governance

Information relating to the identification of the audit committee, audit committee financial expert, and director nomination procedures of the registrant is contained under the captions “Board Committees” and “Corporate Governance and Board Matters — Director Nominations” in the company's definitive Proxy Statement, relating to the company's 2012 Annual Meeting of Stockholders, and the information within these sections is incorporated by reference.

Item 11 EXECUTIVE COMPENSATION

Information relating to management remuneration is contained under the captions “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination, Death, Disability, Retirement or Change in Control,” “Director Compensation,” “Director Compensation Table,” and “Compensation Committee Interlocks and Insider Participation” in the company's definitive Proxy Statement, relating to the company's 2012 Annual Meeting of Stockholders, and the information within these sections is incorporated by reference. The information under the caption “Compensation Committee Report” is incorporated by reference, however, such information is not deemed filed with the Commission.

Item 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections entitled “Voting Securities and Principal Stockholders,” “Director and Executive Officer Information,” and “Equity Compensation Plan Information” in the definitive Proxy Statement, relating to the company's 2012 Annual Meeting of Stockholders, and the information within these sections is incorporated by reference.

Item 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions contained under the captions “Related Person Transactions,” and “Corporate Governance and Board Matters — Determination of Independence of Board Members” in the definitive Proxy Statement, relating to the company's 2012 Annual Meeting of Stockholders and the information within these sections is incorporated by reference.

Item 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning the payments to our principal accountants and the services provided by our principal accounting firm set forth under the caption “Disclosure of Fees Paid to Independent Auditors” in the Definitive Proxy Statement, relating to the company's 2012 Annual Meeting of Stockholders, and the information within that section is incorporated by reference.

PART IV

Item 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	The following documents are filed as a part of this report:

	1.	Financial Statements

	The following Consolidated Financial Statements of the company are included in this Form 10-K on the pages noted:

			Page Number in this Form 10-K
	Consolidated Statements of Operations		34
	Consolidated Balance Sheets		35
	Consolidated Statements of Stockholders' Equity		36
	Consolidated Statements of Cash Flows		39
	Notes to the Consolidated Financial Statements		40
	Management's Report on Internal Control over Financial Reporting		71
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting		72
	Report of Independent Registered Public Accounting Firm on Financial Statements		73

	2.	Financial Statement Schedule

	The following financial statement schedule and related Report of Independent Public Accountants on the Financial Statement Schedule are included in this Form 10-K on the pages noted:

			Page Number in this Form 10-K
	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule		79

	Schedule II-	Valuation and Qualifying Accounts and Reserves for the Years Ended June 2, 2012, May 28, 2011, and May 29, 2010	80

All other schedules required by Form 10-K Annual Report have been omitted because they were not applicable, included in the Notes to the Consolidated Financial Statements, or otherwise not required under instructions contained in Regulation S-X.

	3.	Exhibits

	Reference is made to the Exhibit Index which is included on pages 81-83.

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

Date:     July 31, 2012
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on, July 31, 2012 by the following persons on behalf of the Registrant in the capacities indicated. Each Director of the Registrant, whose signature appears below, hereby appoints Brian C. Walker as his attorney-in-fact, to sign in his or her name and on his or her behalf, as a Director of the Registrant, and to file with the Commission any and all amendments to this Report on Form 10-K.

/s/ Michael A. Volkema	/s/ Lisa Kro
Michael A. Volkema (Chairman of the Board)	Lisa Kro (Director)

/s/ David O. Ulrich	/s/ Mary Vermeer Andringa
David O. Ulrich (Director)	Mary Vermeer Andringa (Director)

/s/ Dorothy A. Terrell	/s/ James R. Kackley
Dorothy A. Terrell (Director)	James R. Kackley (Director)

/s/ David A. Brandon	/s/ John R. Hoke III
David A. Brandon (Director)	John R. Hoke III (Director)

/s/ Douglas D. French	/s/ Brian C. Walker
Douglas D. French (Director)	Brian C. Walker (President, Chief Executive Officer, and Director)

/s/ J. Barry Griswell
J. Barry Griswell (Director)

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Board of Directors and Stockholders of Herman Miller, Inc.

We have audited the consolidated financial statements of Herman Miller, Inc. and subsidiaries as of June 2, 2012 and May 28, 2011, and for each of the three fiscal years in the period ended June 2, 2012, and have issued our report thereon dated July 31, 2012 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of the company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Grand Rapids, Michigan
July 31, 2012

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Column A	Column B	Column C	Column D	Column E
Description	Balance at beginning of period	Charges to expenses or net sales	Deductions (3)	Balance at end of period
Year ended June 2, 2012:
Accounts receivable allowances — uncollectible accounts(1)	$4.1	$1.6	$(1.6)	$4.1

Accounts Receivable allowances — credit memo(2)	$0.4	$—	$(0.1)	$0.3

Allowance for possible losses on notes receivable	$0.3	$—	$(0.1)	$0.2

Valuation allowance for deferred tax asset	$11.6	$(0.7)	$(0.6)	$10.3

Year ended May 28, 2011:
Accounts receivable allowances — uncollectible accounts(1)	$4.0	$0.1	$—	$4.1

Accounts Receivable allowances — credit memo(2)	$0.4	$0.3	$(0.3)	$0.4

Allowance for possible losses on notes receivable	$0.4	$—	$(0.1)	$0.3

Valuation allowance for deferred tax asset	$11.0	$1.8	$(1.2)	$11.6

Year ended May 29, 2010:
Accounts receivable allowances — uncollectible accounts(1)	$6.9	$0.3	$(3.2)	$4.0

Accounts receivable allowances — credit memo (2)	$0.4	$2.5	$(2.5)	$0.4

Allowance for possible losses on notes receivable	$0.5	$2.0	$(2.1)	$0.4

Valuation allowance for deferred tax asset	$9.2	$2.0	$(0.2)	$11.0
(1) Activity under the “Charges to expense or net sales” column are recorded within selling, general and administrative expenses.
(2) Activity under the “Charges to expenses or net sales” column are recorded within net sales.
(3) Represents amounts written off, net of recoveries and other adjustments. Includes effects of foreign translation.

EXHIBIT INDEX

(3)	Articles of Incorporation and Bylaws

	(a)	Articles of Incorporation are incorporated by reference from Exhibit 3(a) and 3(b) of the Registrant's 1986 Form 10-K Annual Report.

	(b)	Certificate of Amendment to the Articles of Incorporation, dated October 15, 1987, is incorporated by reference from Exhibit 3(b) of the Registrant's 1988 Form 10-K Annual Report.

	(c)	Certificate of Amendment to the Articles of Incorporation, dated May 10, 1988, is incorporated by reference from Exhibit 3(c) of the Registrant's 1988 Form 10-K Annual Report.

	(d)	Amended and Restated Bylaws, dated April 18, 2011, are incorporated by reference from Exhibit 3.1 of the Registrant's Form 10-K dated July 26, 2011.

(4)	Instruments Defining the Rights of Security Holders

	(a)	Specimen copy of Herman Miller, Inc., common stock is incorporated by reference from Exhibit 4(a) of Registrant's 1981 Form 10-K Annual Report.

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

(c)
Form of Herman Miller, Inc. Long-Term Incentive Plan Restricted Stock Unit Award, is incorporated by reference from Exhibit 10.1 of the Registrant's Form 10-Q Quarterly Report for quarter ended September 3, 2011. *

(d)
Herman Miller, Inc. Long-Term Incentive Plan as amended, effective January 1, 2005, is incorporated by reference from Exhibit 10.2 of the Registrants Form 10-Q Quarterly Report for quarter ended September 3, 2011. *

(e)
Herman Miller, Inc. Amended and Restated Nonemployee Officer and Director Deferred Compensation Stock Purchase Plan, is incorporated by reference from Exhibit 10.3 of the Registrant's Form 10-Q Quarterly Report for quarter ended September 3, 2011. *

(f)	Form of Change in Control Agreement of the Registrant, is incorporated by reference from Exhibit 10.1 of the Registrant's Form 10-K dated July 26, 2011.

(g)
Herman Miller, Inc. Amended and Restated Key Executive Deferred Compensation Plan, dated January 23, 2006, is incorporated by reference from Exhibit 10.4 of the Registrant's Form 10-Q Quarterly Report for quarter ended September 3, 2011. *

(h)	Herman Miller, Inc. Executive Equalization Retirement Plan is incorporated by reference from Exhibit 99.1 of the Registrant's Form 8-K dated July 25, 2007.*

(i)
Herman Miller, Inc. Executive Incentive Cash Bonus Plan dated April 24, 2006 is incorporated by reference from Exhibit 10.5 of the Registrant's Form 10-Q Quarterly Report for quarter ended September 3, 2011. *

(j)
Second Amended and Restated Credit agreement dated as of November 18, 2011 among Herman Miller, Inc. and various lenders, is incorporated by reference from Exhibit 10.1 of the Registrant's Form 8-K dated November 18, 2011.

(k)	Form of Herman Miller, Inc. Long-Term Incentive Plan Stock Option Agreement is incorporated by reference from Exhibit 99.1 of the Registrant's Form 8-K dated July 24, 2008. *

(l)	Form of Herman Miller, Inc. Long-Term Incentive Plan Performance Share Award is incorporated by reference from Exhibit 99.2 of the Registrant's Form 8-K dated July 24, 2008. *

(m)	Form of Herman Miller, Inc. Long-Term Incentive Plan Stock Option Agreement is incorporated by reference from Exhibit 10.1 of the Registrant's Form 10-K dated July 27, 2010. *

(n)	Form of Herman Miller, Inc., Long-Term Incentive Plan Stock Option Agreement is incorporated by reference from Exhibit 99.1 of the Registrants Form 8-K dated July 23, 2012.*

(o)	Form of Herman Miller, Inc., Long-Term Incentive Restrictive Stock Unit Award is incorporated by reference from Exhibit 99.2 of the Registrants Form 8-K dated July 23, 2012.*

(p)	Form of Herman Miller, Inc., Long-Term Incentive Performance Stock Unit EBITDA Award is incorporated by reference from Exhibit 99.3 of the Registrants Form 8-K dated July 23, 2012.*

* denotes compensatory plan or arrangement.

(21)	Subsidiaries

(23)(a)	Consent of Independent Registered Public Accounting Firm

(24)	Power of Attorney (Included in Item 15)

(31)(a)	Certificate of the Chief Executive Officer of Herman Miller, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)(b)	Certificate of the Chief Financial Officer of Herman Miller, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)(a)	Certificate of the Chief Executive Officer of Herman Miller, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32)(b)	Certificate of the Chief Financial Officer of Herman Miller, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

**In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed “furnished” and not “filed” under sections 11 or 12 of the Securities Act of 1933 and/or under section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.