Form 10-Q
period 2012-09-01
MILLER HERMAN INC
filed 2012-10-11
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ _ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 1, 2012	Commission File No. 001-15141

HERMAN MILLER, INC.

A Michigan Corporation	ID No. 38-0837640

855 East Main Avenue, Zeeland, MI 49464-0302	Phone (616) 654 3000

Indicate by check mark whether the registrant:
(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes [_] No [ X ]

Common Stock Outstanding at October 3, 2012 - 58,440,109 shares

HERMAN MILLER, INC. FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 1, 2012

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions Except Share Data)
(Unaudited)

	September 1, 2012	June 2, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$184.3	$172.2
Marketable securities	9.2	9.6
Accounts receivable, net	167.7	159.7
Inventories, net	62.5	59.3
Prepaid expenses and other	46.9	54.5
Total current assets	470.6	455.3
Property and equipment, at cost	729.3	711.5
Less — accumulated depreciation	(566.2)	(555.5)
Net property and equipment	163.1	156.0
Other Assets:
Goodwill	145.0	144.7
Indefinite-lived intangibles	39.3	39.3
Other amortizable intangibles, net	30.6	31.1
Other noncurrent assets	11.6	11.0
Total other assets	226.5	226.1
Total Assets	$860.2	$837.4

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$111.7	$115.8
Accrued compensation and benefits	51.7	54.5
Accrued warranty	23.6	22.2
Other accrued liabilities	70.4	59.5
Total current liabilities	257.4	252.0
Long-term Liabilities:
Long-term debt	250.0	250.0
Pension and post-retirement benefits	35.9	37.9
Other liabilities	47.7	49.2
Total long-term liabilities	333.6	337.1
Total Liabilities	591.0	589.1
Stockholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized, none issued)	—	—
Common stock, $0.20 par value (240,000,000 shares authorized)	11.7	11.7
Additional paid-in capital	92.7	90.9
Retained earnings	302.9	288.2
Accumulated other comprehensive loss	(136.2)	(140.6)
Key executive deferred compensation plans	(1.9)	(1.9)
Total Stockholders' Equity	269.2	248.3
Total Liabilities and Stockholders' Equity	$860.2	$837.4

See accompanying notes to condensed consolidated financial statements.

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended
	September 1, 2012	September 3, 2011
Net Sales	$449.7	$458.1
Cost of Sales	300.0	303.8
Gross Margin	149.7	154.3
Operating Expenses	114.9	112.5
Restructuring and Other Related Expenses	0.5	—
Operating Earnings	34.3	41.8
Other Expenses:
Interest expense	4.3	4.5
Other, net	—	0.5
Earnings Before Income Taxes	30.0	36.8
Income Tax Expense	10.0	12.2
Net Earnings	$20.0	$24.6
Earnings Per Share — Basic	$0.34	$0.42
Earnings Per Share — Diluted	$0.34	$0.42
Comprehensive Income	$24.4	$23.2
Dividends Declared, Per Share	$0.090	$0.022

See accompanying notes to condensed consolidated financial statements.

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS
(Dollars in Millions)
(Unaudited)

	Three Months Ended
	September 1, 2012	September 3, 2011
Cash Flows from Operating Activities:
Net earnings	$20.0	$24.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	9.5	9.4
Stock-based compensation	1.8	1.4
Pension and post-retirement expense	5.0	2.8
Restructuring and other related expenses	0.5	—
Other, net	(0.5)	(0.3)
(Increase) Decrease in current assets	(0.3)	26.9
Decrease in current liabilities	(0.6)	(24.3)
Decrease in non-current liabilities	(6.7)	(1.3)
Net Cash Provided by Operating Activities	28.7	39.2

Cash Flows from Investing Activities:
Proceeds from sales of dealers	—	7.6
Marketable securities purchases	(0.3)	—
Marketable securities sales	0.7	0.8
Capital expenditures	(15.7)	(7.6)
Other, net	0.2	(0.4)
Net Cash Provided by (Used in) Investing Activities	(15.1)	0.4

Cash Flows from Financing Activities:
Dividends paid	(1.3)	(1.2)
Common stock issued	0.4	2.7
Common stock repurchased and retired	(0.4)	(0.8)
Other, net	—	0.1
Net Cash Provided by (Used in) Financing Activities	(1.3)	0.8

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(0.2)	(0.3)

Net Increase in Cash and Cash Equivalents	12.1	40.1

Cash and Cash Equivalents, Beginning of Period	172.2	142.2

Cash and Cash Equivalents, End of Period	$184.3	$182.3

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

The accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position of the company as of September 1, 2012, and the results of its operations and cash flows for the interim periods presented. Operating results for the three-month period ended September 1, 2012, are not necessarily indicative of the results that may be expected for the year ending June 1, 2013. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the company's Form 10-K filing for the year ended June 2, 2012. Certain prior year information has been reclassified to conform to the current year presentation.

2. NEW ACCOUNTING STANDARDS
In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income." ASU 2011-05 improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2011, although early adoption is permitted. In December 2011, the FASB issued ASU No. 2011-12, "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05," which defers certain aspects of ASU 2011-05 related to the presentation of reclassification adjustments. ASU 2011-12 defers the ASU 2011-05 requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and OCI on the face of the financial statements. The company adopted the required provisions of ASU 2011-05 and ASU 2011-12 in the first quarter of fiscal 2013 as noted in the Consolidated Statement of Operations and Comprehensive Income. The adoption did not have a material impact on the company’s consolidated financial position, results of operations or cash flows.

3. FISCAL YEAR
The company's fiscal year ends on the Saturday closest to May 31. Fiscal 2013, the year ending June 1, 2013, and fiscal 2012, the year ended June 2, 2012, contain 52 weeks and 53 weeks, respectively. The first three months of fiscal 2013 and fiscal 2012 contained 13 weeks and 14 weeks, respectively.

4. ACQUISITIONS AND DIVESTITURES
Acquisitions
On April 3, 2012, the company acquired POSH Office Systems Ltd. (POSH). POSH is a Hong Kong-based designer, and distributor of office furniture systems, freestanding furniture, seating, and filing and storage with distribution in Hong Kong and China. POSH had net sales of approximately $50 million during their last fiscal year. Subject to the finalization of certain post-closing adjustments related to POSH's net assets, consideration transferred to acquire POSH includes $47.1 million in net cash transferred and an additional component of performance based contingent consideration ranging between zero and $5.2 million to be earned over the next three years.

Divestitures
During the first quarter of fiscal 2012 the company completed the sale of two wholly-owned contract furniture dealerships in Texas and Colorado.
During the second quarter of fiscal 2012 the company completed the sale of one wholly-owned contract furniture dealership in California. The effect of these transactions on the company's consolidated financial statements was not material.

5. INVENTORIES

(In millions)	September 1, 2012	June 2, 2012
Finished goods and work in process	$44.0	$40.4
Raw materials	18.5	18.9
Total	$62.5	$59.3

Inventories are valued at the lower of cost or market and include material, labor, and overhead. The inventories of the majority of domestic manufacturing subsidiaries are valued using the last-in, first-out method (LIFO). The inventories of all other subsidiaries are valued using the first-in, first-out method.

6. GOODWILL AND INDEFINITE-LIVED INTANGIBLES
Goodwill and other indefinite-lived assets included in the Condensed Consolidated Balance Sheets consist of the following as of September 1, 2012 and June 2, 2012:

(In millions)	Goodwill	Indefinite-lived Intangible Assets	Total Goodwill and Indefinite-lived Intangible Assets
June 2, 2012	$144.7	$39.3	$184.0
Foreign currency translation adjustments	0.3	—	0.3
September 1, 2012	$145.0	$39.3	$184.3

7. EMPLOYEE BENEFIT PLANS
The following tables summarize the costs of the company's employee pension and other post-retirement plans for the periods indicated.

(In millions)	Three Months Ended
	Pension Benefits		Other Post-Retirement Benefits
	September 1, 2012	September 3, 2011	September 1, 2012	September 3, 2011
Domestic:
Service cost	$2.0	$1.8	$—	$—
Interest cost	2.9	3.6	0.1	0.1
Expected return on plan assets	(3.2)	(4.8)	—	—
Net amortization loss	3.1	1.8	—	—
Net periodic benefit cost	$4.8	$2.4	$0.1	$0.1

International:
Service cost	$—	$0.4
Interest cost	0.9	1.0
Expected return on plan assets	(1.2)	(1.2)
Net amortization loss	0.4	0.1
Net periodic benefit cost	$0.1	$0.3

The company froze future benefit accruals for its primary domestic defined benefit plan as of September 1, 2012. The company has begun to transition employees to a new defined contribution program and plans to terminate its domestic defined benefit plans. The termination process is expected to take 12 to 24 months from the time that the benefit accruals are frozen. The company also froze its International defined benefit plan during fiscal 2012.

8. EARNINGS PER SHARE
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS).

	Three Months Ended
	September 1, 2012	September 3, 2011
Numerators:
Numerator for both basic and diluted EPS, net earnings (In millions)	$20.0	$24.6

Denominators:
Denominator for basic EPS, weighted-average common shares outstanding	58,318,702	58,056,358

Potentially dilutive shares resulting from stock plans	296,960	306,122

Denominator for diluted EPS	58,615,662	58,362,480

Options to purchase 2,156,949 shares and 1,814,311 shares of common stock for the three months ended September 1, 2012 and September 3, 2011, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.

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

9. STOCK-BASED COMPENSATION
The company's stock-based compensation expense for the three month periods ended September 1, 2012 and September 3, 2011 was $1.8 million and $1.4 million, respectively. The related income tax benefit was $0.7 million and $0.5 million for the three month periods ended September 1, 2012 and September 3, 2011, respectively.

Stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended September 1, 2012 and September 3, 2011 has been reduced for estimated forfeitures, as it is based on awards ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

Stock Option Plans
The company has stock option plans under which options to purchase the company's stock are granted to employees and non-employee directors and officers at a price not less than the market price of the company's common stock on the date of grant. Under the current award program, all options become exercisable between one year and three years from date of grant and expire ten years from date of grant. Most options are subject to graded vesting with the related compensation expense recognized on a straight-line basis over the requisite service period.

The company estimated the fair value of employee stock options on the date of grant using the Black-Scholes model. In determining these values, the following weighted-average assumptions were used for the periods indicated.

	Three Months Ended
	September 1, 2012	September 3, 2011
Risk-free interest rates (1)	0.77%	1.75%
Expected term of options (in years) (2)	5.5	5.5
Expected volatility (3)	47%	42%
Dividend yield (4)	1.98%	0.34%
Weighted-average grant-date fair value of stock options:
Granted with exercise prices equal to the fair market value of the stock on the date of grant	$6.515	$10.151

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

Restricted Stock Units
The company grants restricted stock units to certain key employees. The awards generally cliff-vest after a three or five-year service period, with prorated vesting under certain circumstances and full or partial accelerated vesting upon retirement. Each restricted stock unit represents one equivalent share of the company's common stock to be awarded, free of restrictions, after the vesting period. Compensation expense related to these awards is recognized over the requisite service period, which includes any applicable performance period. Dividend equivalent awards are credited quarterly. The units do not entitle participants the rights of shareholders of common stock, such as voting rights until shares are issued after the vesting period.

Performance Share Units
The company has granted performance share units to certain key employees. The number of units initially awarded was based on the value of a portion of the participant's long-term incentive compensation, divided by the fair value of the company's common stock on the date of grant. Each unit represents one equivalent share of the company's common stock. The number of common shares ultimately issued in connection with these performance share units is determined based on the company's financial performance over the related three-year service period. Compensation expense is determined based on the grant-date fair value and the number of common shares projected to be issued, and is recognized over the requisite service period.

10. INCOME TAX DISCLOSURE
The effective tax rates for the three months ended September 1, 2012 and September 3, 2011, were 33.5 percent and 33.3 percent, respectively. The company's United States federal statutory rate is 35 percent. The effective rate in the current year and the prior year are below the statutory rate primarily due to the manufacturing deduction under the American Jobs Creation Act of 2004 (AJCA).

The company has income tax accruals associated with uncertain tax benefits totaling $1.3 million and $1.7 million as of September 1, 2012 and September 3, 2011, respectively.

The company recognizes interest and penalties related to uncertain tax benefits through income tax expense in its Condensed Consolidated Statements of Operations and Comprehensive Income. Interest and penalties recognized in the company's Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended September 1, 2012 and September 3, 2011 were negligible. As of September 1, 2012 and September 3, 2011, the company's recorded liability for potential interest and penalties related to uncertain tax benefits totaled $0.5 million.

The company is subject to periodic audits by domestic and foreign tax authorities. Currently, the company is undergoing routine periodic audits in both domestic and foreign tax jurisdictions. It is reasonably possible that the amounts of unrecognized tax benefits could change in the next 12 months as a result of the audits. Tax payments related to these audits, if any, are not expected to be material to the company's Condensed Consolidated Statements of Operations and Comprehensive Income.

For the majority of tax jurisdictions, the company is no longer subject to state, local or non-U.S. income tax examinations by tax authorities for fiscal years before 2009.

11. FAIR VALUE DISCLOSURES
The following describes the methods the company uses to estimate the fair value of financial assets and liabilities, to which there have been no significant changes in the current period:

Available-for-sale securities — The company's available-for-sale marketable securities primarily include asset-backed debt securities, government obligations and corporate debt securities and are recorded at fair value using quoted prices for similar securities.

Foreign currency exchange contracts — The company's foreign currency exchange contracts are valued using an approach based on foreign currency exchange rates obtained from active markets. The estimated fair value of forward currency exchange contracts is based on month-end spot rates as adjusted by market-based current activity.

The following tables set forth financial assets and liabilities measured at fair value in the Condensed Consolidated Balance Sheets and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of September 1, 2012 and June 2, 2012.

(In millions)	Fair Value Measurements
	September 1, 2012	June 2, 2012
Financial Assets	Quoted Prices With Other Observable Inputs (Level 2)	Quoted Prices With Other Observable Inputs (Level 2)
Available-for-sale marketable securities:
Asset-backed securities	$—	$0.2
Corporate securities	2.5	2.7
Government obligations	3.4	3.5
Mortgage-backed securities	3.3	3.2
Foreign currency forward contracts	—	0.1
Deferred compensation plan	4.0	3.5
Total	$13.2	$13.2

Financial Liabilities
Foreign currency forward contracts	$0.2	$—
Total	$0.2	$—

The company does not hold any level 3 investments. The following is a summary of the carrying and market values of the company's marketable securities as of the respective dates.

	September 1, 2012
(In millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value
Asset-backed securities	$—	$—	$—	$—
Corporate securities	2.5	—	—	2.5
Government obligations	3.3	0.1	—	3.4
Mortgage-backed securities	3.3	—	—	3.3
Total	$9.1	$0.1	$—	$9.2

	June 2, 2012
(In millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value
Asset-backed securities	$0.2	$—	$—	$0.2
Corporate securities	2.7	—	—	2.7
Government obligations	3.4	0.1	—	3.5
Mortgage-backed securities	3.2	—	—	3.2
Total	$9.5	$0.1	$—	$9.6

Adjustments to the fair value of available-for-sale securities are recorded as increases or decreases, net of income taxes, within accumulated other comprehensive gain (loss) in shareholders’ equity. The cost of securities sold is based on the specific identification method; realized gains and losses resulting from such sales are included in the Condensed Consolidated Statements of Operations and Comprehensive Income within "Other, net".

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

Maturities of debt securities included in marketable securities as of September 1, 2012, are as follows.

(In millions)	Cost	Fair Value
Due within one year	$0.8	$0.8
Due after one year through five years	8.3	8.4
Total	$9.1	$9.2

There were no investments in unrealized loss positions as of September 1, 2012 and September 3, 2011.

12. COMMITMENTS AND CONTINGENCIES
Product Warranties
The company provides warranty coverage to the end-user for parts and labor on products sold. The standard length of warranty is 12 years; however, this varies depending on the product classification. The company does not sell or otherwise issue warranties or warranty extensions as stand-alone products. Reserves have been established for the various costs associated with the company's warranty program and are included in the Condensed Consolidated Balance Sheets under “Accrued warranty.” General warranty reserves are based on historical claims experience and other currently available information. These reserves are adjusted once an issue is identified and the actual cost of correction becomes known or can be estimated.

(In millions)	Three Months Ended
	September 1, 2012	September 3, 2011
Accrual Balance — beginning	$22.2	$17.0
Accrual for warranty matters	6.8	8.0
Settlements and adjustments	(5.4)	(6.0)
Accrual Balance — ending	$23.6	$19.0

Guarantees
The company is periodically required to provide performance bonds in order to do business with certain customers. These arrangements are common and generally have terms ranging between one and three years. The bonds are required to provide assurances to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies; however, the company is ultimately liable for claims that may occur against them. As of September 1, 2012, the company had a maximum financial exposure related to performance bonds totaling approximately $10.9 million. The company has no history of claims, nor is it aware of circumstances that would require it to pay under any of these arrangements. The company also believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company's financial statements. Accordingly, no liability has been recorded as of September 1, 2012 and June 2, 2012.

The company has entered into standby letter of credit arrangements for the purpose of protecting various insurance companies against default on the payment of certain premiums and claims. A majority of these arrangements are related to the company's wholly-owned captive insurance company. As of September 1, 2012, the company had a maximum financial exposure from these standby letters of credit totaling approximately $7.7 million. The company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company's financial statements. Accordingly, no liability has been recorded as of September 1, 2012 and June 2, 2012.

Contingencies
The company leases a facility in the U.K. under an agreement that expired in June 2011, and the company is currently leasing the facility on a month to month basis. Under the terms of the lease, the company is required to perform the maintenance and repairs necessary to address the general dilapidation of the facility. The ultimate cost of this provision to the company is dependent on a number of factors including, but not limited to, the future use of the facility by the lessor and whether the company chooses and is permitted to renew the lease term. The company has estimated the cost of these maintenance and repairs to be between $0 million and $3.0 million, depending on the outcome of future plans and negotiations. As a result, an estimated liability of $1.2 million has been recorded under the caption “Other accrued liabilities” in the Condensed Consolidated Balance Sheets at September 1, 2012, and June 2, 2012, respectively.

The company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the company's consolidated financial statements.

13. OPERATING SEGMENTS
The company's reportable segments consist of North American Furniture Solutions, Non-North American Furniture Solutions, and Specialty and Consumer. The North American Furniture Solutions reportable segment includes the operations associated with the design, manufacture, and sale of furniture products for work-related settings, including office, education, and healthcare environments, throughout the United States and Canada. The business associated with the company's owned contract furniture dealers is also included in the North American Furniture Solutions reportable segment. The Non-North American Furniture Solutions reportable segment includes the operations associated with the design, manufacture, and sale of furniture products, primarily for work-related settings for Mexico and outside of North America, as well as Non-North America consumer retail business. The Specialty and Consumer reportable segment includes the operations associated with the design, manufacture, and sale of high-end furniture products including Geiger wood products, Herman Miller Collection products and the North American consumer retail business.

The company also reports a “Corporate” category consisting primarily of startup business and unallocated corporate expenses including restructuring and impairment costs.

The performance of the operating segments is evaluated by the company's management using various financial measures. The following is a summary of certain key financial measures for the respective fiscal periods indicated:

	Three Months Ended
(In millions)	September 1, 2012	September 3, 2011
Net Sales:
North American Furniture Solutions	$320.3	$330.5
Non-North American Furniture Solutions	94.6	84.9
Specialty and Consumer	34.8	42.7
Corporate	—	—
Total	$449.7	$458.1

Depreciation and Amortization:
North American Furniture Solutions	$7.8	$8.1
Non-North American Furniture Solutions	1.3	0.9
Specialty and Consumer	0.4	0.4
Corporate	—	—
Total	$9.5	$9.4

Operating Earnings (Loss):
North American Furniture Solutions	$26.9	$28.3
Non-North American Furniture Solutions	5.5	9.6
Specialty and Consumer	2.4	4.2
Corporate	(0.5)	(0.3)
Total	$34.3	$41.8

Capital Expenditures:
North American Furniture Solutions	$8.8	$3.5
Non-North American Furniture Solutions	6.8	1.1
Specialty and Consumer	0.1	3.0
Corporate	—	—
Total	$15.7	$7.6

(In millions)	September 1, 2012	June 2, 2012
Total Assets
North American Furniture Solutions	$593.6	$578.5
Non-North American Furniture Solutions	214.5	202.4
Specialty and Consumer	52.1	56.5
Corporate	—	—
Total	$860.2	$837.4

Total Goodwill
North American Furniture Solutions	$104.4	$104.9
Non-North American Furniture Solutions	39.6	38.8
Specialty and Consumer	1.0	1.0
Corporate	—	—
Total	$145.0	$144.7

The accounting policies of the reportable operating segments are the same as those of the company. Additionally, the company employs a methodology for allocating corporate costs and assets with the underlying objective of this methodology being to allocate corporate costs according to the relative usage of the underlying resources and to allocate corporate assets according to the relative expected benefit. The company has determined that allocation based on relative net sales is appropriate. The majority of corporate costs are allocated to the operating segments; however, certain costs generally considered the result of isolated business decisions are not subject to allocation and are evaluated separately from the rest of the regular ongoing business operations. For example, restructuring charges that are reflected in operating earnings are allocated to the “Corporate” category.

14. RESTRUCTURING CHARGES
In May 2012, the company announced a plan ("The 2012 Plan") to consolidate the Nemschoff manufacturing operations in Sheboygan, Wisconsin with the closure of the Sioux City, Iowa seating plant. The 2012 plan also includes the consolidation of the Sheboygan manufacturing sites into one location. This plan will reduce fixed costs and operating expenses in order to improve operating performance, profitability and further enhance productivity. This Plan will reduce the company's workforce in North America by approximately 70 employees. The company anticipates it will incur an additional $1.0 million in restructuring expense during future periods for the 2012 Plan.

The following is a summary of changes in restructuring accruals during fiscal 2012 and fiscal 2013 for the 2012 Plan.

2012 Plan	Total Plan Costs	Severance and Outplacement Costs	Building Impairment Costs	Building Exit Costs
Balance as of May 28, 2011	—	—	—	—
Restructuring and impairment expenses	1.6	0.2	1.4	—
Cash payments	(0.1)	—	(0.1)	—
Adjustments	(1.3)	—	(1.3)	—
Balance as of June 2, 2012	0.2	0.2	—	—
Restructuring and impairment expenses	0.5	0.3	—	0.2
Cash payments	(0.2)	(0.1)	—	(0.1)
Adjustments	(0.1)	—	—	(0.1)
Balance as of September 1, 2012	0.4	0.4	—	—

15. LONG-TERM DEBT
During the second quarter of fiscal 2012, the company entered into an amendment and restatement of the syndicated revolving line of credit, which provides the company with up to $150 million in revolving variable interest borrowing capacity and includes an "accordion feature" allowing the company to increase, at its option and subject to the approval of the participating banks, the aggregate borrowing capacity of the facility by $75 million. The facility expires in November 2016 and outstanding borrowings bear interest at rates based on the prime rate, federal funds rate, LIBOR, or negotiated rates as outlined in the agreement. Interest is payable periodically throughout the period if borrowings are outstanding. As of September 1, 2012 and June 2, 2012, total usage against this facility was $7.7 million and $9.7 million, respectively, all of which related to outstanding letters of credit.

16. SUBSEQUENT EVENTS
During the first quarter of fiscal 2013 the company made a partial payment to acquire land in Ningbo China for $5.5 million. Subsequent to the end of the first quarter the company completed the purchase for a total purchase price of $7.4 million. The company expects to continue to invest in the construction of a manufacturing site on this property during the remainder of fiscal 2013 and fiscal 2014 to support the greater Asia region.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors that affected the company's financial condition, earnings and cash flow during the periods included in the accompanying condensed consolidated financial statements and should be read in conjunction with the company's Annual Report on Form 10-K for the fiscal year ended June 2, 2012. References to “Notes” are to the footnote disclosures included in the condensed consolidated financial statements.

Discussion of Current Business Conditions
The first quarter of fiscal 2013 included 13 weeks of operations as compared to 14 weeks in the prior year period. The extra week in the prior year is required approximately every six years in order to re-align our fiscal reporting dates with the actual calendar months. This is a factor that should be considered when comparing the company's financial results to the prior year period.

On a consolidated basis, the company reported net sales in the first quarter of $449.7 million; a decrease of 1.8 percent from the first quarter of fiscal 2012. After adjusting for the extra week of operations in the first quarter of fiscal 2012, the sale of a dealer during the second quarter of fiscal 2012, and the acquisition of POSH, net sales increased approximately 3 percent compared to the prior year first quarter.

Orders in the first quarter were down 6.1 percent from the level reported in the first quarter of last year. After adjusting for extra week of operations in the first quarter of fiscal 2012 and the sale of a dealer during the second quarter of fiscal 2012, orders in the first quarter of fiscal 2013 increased approximately 1.9 percent.

Net sales, cost of sales and resulting gross margin are affected by changes in foreign currency exchange rates. During the first quarter the estimated decrease to net sales and gross margin relative to the prior year first quarter was $6 million and $4 million, respectively. Operating expenses are also impacted by changes in foreign currency exchange rates. During the first quarter of fiscal 2013 the estimated impact to operating expenses was a decrease of approximately $1.2 million relative to the prior year period.

The company's Specialty and Consumer business made great strides toward the vision for expanding this segment, which resulted in double digit order growth. Likewise, the Non-North America segment continued to deliver solid results and make significant progress in building our footprint in the emerging markets. Growth in Asia and Latin America was offset by low demand in Europe and a weaker Euro. Soft demand from the federal government and healthcare customers offset positive growth in orders from commercial customers in North America.

Operating earnings in the quarter were $34.3 million or 7.6 percent of net sales, down $7.5 million from the prior year.

The Business Institutional Furniture Manufacturers Association's (BIFMA) most recent domestic industry forecast was released in August 2012. This forecast anticipates that orders and shipments for calendar 2012 will increase approximately 1 percent each. BIFMA's outlook for calendar 2013 forecasts orders and shipments increasing approximately 3 percent each.

Analysis of First Quarter Results
The following table presents certain key highlights from the results of operations for the periods indicated.

(In millions, except per share data)	Three Months Ended
	September 1, 2012	September 3, 2011	Percent Change
Net Sales	$449.7	$458.1	(1.8)%
Gross Margin	149.7	154.3	(3.0)
Operating Expenses	114.9	112.5	2.1
Restructuring	0.5	—	—
Operating Earnings	34.3	41.8	(17.9)
Net Earnings	20.0	24.6	(18.7)
Earnings per share - diluted	0.34	0.42	(19.0)
Orders	452.0	481.4	(6.1)
Backlog	$280.2	$289.6	(3.2)%

The following table presents, for the periods indicated, the components of the company's Condensed Consolidated Statements of Operations and Comprehensive Income as a percentage of net sales.

	Three Months Ended
	September 1, 2012	September 3, 2011
Net Sales	100.0%	100.0%
Cost of Sales	66.7	66.3
Gross Margin	33.3	33.7
Operating Expenses	25.6	24.6
Restructuring	0.1	—
Operating Margin	7.6	9.1
Other Expense, net	1.0	1.1
Earnings Before Income Taxes	6.7	8.0
Income Tax Expense	2.2	2.7
Net Earnings	4.4%	5.4%

Consolidated Sales, Orders, and Backlog
Net sales in the first quarter of fiscal 2013 were $449.7 million, a decrease of $8.4 million from the same period last year. Net sales were decreased by the extra week of operations in the prior year period and the sale of a dealer during the second quarter of fiscal 2012. These items had the effect of decreasing net sales in the current period by approximately $32 million and $4 million, respectively. Foreign exchange rate changes also decreased net sales by approximately $6 million in the first quarter of fiscal year 2013. These factors were partially offset by the fourth quarter fiscal 2012 acquisition of POSH resulting in approximately $14 million in net sales in the current quarter. Also, the capture of recent price increases net of deeper discounting increased net sales in the first quarter of fiscal 2013 by approximately $5 million. Increases in volume also contributed to approximately a $15 million increase in net sales in the current period.

Orders in the first quarter were $452.0 million, a decrease of $29.4 million or 6.1 percent over the same period last year.

The backlog of unfilled orders at September 1, 2012 was $280.2 million, a decrease of $9.4 million or 3.2 percent over the balance at the end of the first quarter last year.

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

For the three-month period ended September 1, 2012, the company's domestic U.S. shipments, as defined by BIFMA, decreased 4.1 percent year-over-year, while the company's domestic orders decreased 4.4 percent. After adjusting for the impact of the extra week in the first quarter of fiscal 2012 we estimate that the company's domestic U.S. shipments and orders increased 3.3 percent and 2.9 percent, respectively. BIFMA reported an estimated year-over-year decrease in shipments of 4.3 percent and a decrease in orders of 5.4 percent for the comparable period.

Consolidated Gross Margin
Consolidated gross margin in the first quarter was 33.3 percent of net sales, a decrease of 40 basis points compared to the first quarter last year.

The benefit captured from recent price increases net of incremental discounting drove an increase in net sales of approximately $5 million in the first quarter of fiscal 2013 relative to the prior year period. This has the effect of decreasing the expense components of the Condensed Consolidated Statements of Operations and Comprehensive Income as a percentage of net sales.

Direct material costs were 44.3 percent of net sales, an increase of 180 basis points from the first quarter last year. A shift in net sales of products with a higher material content and foreign exchange rate changes contributed approximately a 270 basis point increase. Partially offsetting these increases were favorable impacts from net pricing and lower commodity costs of 50 and 40 basis points, respectively.

Direct labor was 6.3 percent of net sales for the first quarter, a decrease of 50 basis points from the first quarter of last year. Approximately 10 basis points of the decrease was attributable to the improvement of net pricing changes relative to net sales. The remainder of the decrease was primarily due to a shift in net sales of products with a lower labor content.

Manufacturing overhead was 10.1 percent of net sales for the first quarter decreasing 110 basis points from the prior year period. Approximately 25 basis points of the decrease in manufacturing overhead percent was due to a reduction in overhead costs and a reduction in net sales related to a divested dealer. Approximately 10 basis points of the decrease was attributable to the improvement of net pricing changes relative to net sales. Overhead costs were also increased by additional pension costs associated with the transition of the company's domestic defined benefit plans. This increase was offset by lower incentive costs. The remaining decrease in manufacturing overhead percent was due to increased absorption of overhead costs.

Freight costs were 4.3 percent of net sales for the first quarter increasing 10 basis points compared to the same period last year. This was driven primarily by increased diesel costs compared to the prior year period.

Net sales, cost of sales and resulting gross margin are affected by changes in foreign currency exchange rates. During the first quarter the estimated impact was a decrease to gross margin of $4 million relative to the prior year period.

Operating Expenses and Operating Earnings
First quarter operating expenses were $115.4 million, or 25.6 percent of net sales, which is an increase of $2.9 million from the first quarter of fiscal 2012. The extra week of operations in the prior year period included approximately $3 million in additional compensation expenses. The company also recorded $1.7 million less employee incentive expense in the current quarter compared to the prior year period. These decreases were more than offset by various expense increases including $1.3 million within research and development, $2.8 million related to POSH, $0.5 million of restructuring expense, approximately $1.1 million of pension, and various other operating expenses compared to the prior year period.
The restructuring expenses of $0.5 million during the current period relate to the previously announced 2012 Plan to consolidate the Nemschoff manufacturing operations.

Operating expenses are also impacted by changes in foreign currency exchange rates. During the first quarter of fiscal 2013 the estimated impact to operating expenses was a decrease of approximately $1.2 million relative to the prior year period.

Operating earnings in the first quarter were $34.3 million compared to earnings of $41.8 million in the same period last year. As a percentage of net sales, operating earnings were 7.6 percent as compared to operating earnings of 9.1 percent in the prior year.

Other Income/Expense and Income Taxes
Net other expense of $4.3 million in the first quarter of fiscal 2013 was $0.7 million lower compared to the prior year period. The decrease in the current period was primarily driven by higher investment income in the first quarter of fiscal 2013 compared to the prior year period.

The effective tax rates for the three months ended September 1, 2012 and September 3, 2011 were 33.5 percent and 33.3 percent, respectively. The effective rate in the current year and the prior year are below the statutory rate primarily due to the manufacturing deduction under the American Jobs Creation Act of 2004 (AJCA). The company expects the fiscal 2013 full year rate to be in the range of 33 percent to 35 percent.

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

The current quarter and prior year period segment results are as follows:

(In millions)	Three Months Ended
	September 1, 2012	September 3, 2011	Change
Net Sales:
North American Furniture Solutions	$320.3	$330.5	$(10.2)
Non-North American Furniture Solutions	94.6	84.9	9.7
Specialty and Consumer	34.8	42.7	(7.9)
Corporate	—	—	—
Total	$449.7	$458.1

Operating Earnings (Loss):
North American Furniture Solutions	$26.9	$28.3	$(1.4)
Non-North American Furniture Solutions	5.5	9.6	(4.1)
Specialty and Consumer	2.4	4.2	(1.8)
Corporate	(0.5)	(0.3)	(0.2)
Total	$34.3	$41.8

Further information regarding the reportable operating segments can be found in Note 13.

North America
Net sales within the North American Furniture Solutions reportable segment (North America) decreased $10.2 million to $320.3 million in the first quarter, representing a 3.1 percent decrease over the first quarter last year. The divestiture of the California dealer during the second quarter of fiscal 2012 led to approximately a $4 million decrease in both net sales and orders during the current quarter within this reportable segment. The impact of net changes in pricing is estimated to have had a $6 million increase on net sales during the first quarter of fiscal 2013 over the first quarter of fiscal 2012. The extra week of operations in the first quarter of fiscal 2012 contributed approximately $23 million in net sales. The impact of foreign currency changes was to decrease the first quarter fiscal 2013 net sales by approximately $1 million compared to the same period in the prior fiscal year. The remaining change in net sales was primarily driven by increased volumes.

Operating earnings for North America in the first quarter were $26.9 million, or 8.4 percent of net sales. This compares to operating earnings of $28.3 million or 8.6 percent of net sales in the first quarter fiscal 2012. The extra week of operations in the first quarter of fiscal 2012 contributed an estimated $1.8 million additional operating earnings. Warranty expenses for the period were lower by approximately $1 million due primarily to reduced spending in the period compared to the prior year period. Pension expense in the first quarter of fiscal 2013 increased approximately $2.2 million related to non-cash charges associated with the strategy to terminate its domestic defined benefit pension plans. In addition, North America had a decrease of approximately $2.8 million in employee incentive expenses during the first quarter of fiscal 2013 compared to the same period in the prior year. The remaining change in operating earnings as a percent of net sales in the current fiscal year is primarily due to the impact of foreign currency changes compared to the same period in the prior year.

Non-North America
Net sales within the Non-North American Furniture Solutions reportable segment (Non-North America) were $94.6 million in the first quarter, an increase of $9.7 million from the first quarter of fiscal 2012. The extra week of operations in the first quarter of fiscal 2012 contributed approximately $6 million in net sales. Additionally, net sales increased approximately $14 million in the first quarter of fiscal 2013 from the acquisition of POSH, which was acquired in the fourth quarter of fiscal 2012. The impact of net changes in pricing is estimated to have had a $1.5 million decrease on net sales during the first quarter of fiscal 2013 over the first quarter of fiscal 2012. The impact of foreign currency changes was to decrease the first quarter fiscal 2013 sales by approximately $5 million compared to the same period in the prior fiscal year. The remaining change in net sales was primarily driven by increased volumes.

Operating earnings within Non-North America were $5.5 million and $9.6 million for the first quarter of fiscal 2013 and fiscal 2012, respectively and represents 5.8 percent and 11.3 percent of net sales for the first quarter of fiscal 2013 and fiscal 2012, respectively. The extra week of operations in the first quarter of fiscal 2012 contributed an estimated $0.6 million additional operating earnings. The acquisition of POSH contributed an additional $0.7 million of operating earnings to the first quarter of fiscal 2013. The impact of foreign currency changes decreased the current periods operating earnings for Non-North America by approximately $1.9 million compared to the same period in the prior year. The remaining change in operating earnings as a percent of net sales was primarily driven by changes in sales mix.

Specialty and Consumer
Net sales for the quarter within the Specialty and Consumer reportable segment (Specialty and Consumer) were $34.8 million compared to $42.7 million in the prior year period. The extra week of operations in the first quarter of fiscal 2012 contributed approximately $3 million in net sales. The impact of net changes in pricing is estimated to have had a $0.5 million increase on net sales during the first quarter of fiscal 2013 over the first quarter of fiscal 2012. The remaining change in net sales was primarily driven by decreased volumes.

Operating earnings within Specialty and Consumer were $2.4 million for the first quarter of fiscal 2013 or 6.9 percent of net sales. This compares to operating earnings of $4.2 million or 9.8 percent of net sales in the same period in the prior fiscal year. The extra week of operations in the first quarter of fiscal 2012 contributed an estimated $0.3 million additional operating earnings. The remaining change in operating earnings as a percent of net sales was driven by lower net sales volumes in the current period.

Financial Condition, Liquidity, and Capital Resources
The table below presents certain key cash flow and capital highlights for the periods indicated.

(In millions)	Three Months Ended
	September 1, 2012	September 3, 2011
Cash and cash equivalents, end of period	$184.3	$182.3
Marketable securities, end of period	9.2	10.2
Cash provided by operating activities	28.7	39.2
Cash (used in) provided by investing activities	(15.1)	0.4
Cash (used in) provided by financing activities	(1.3)	0.8
Capital expenditures	(15.7)	(7.6)
Stock repurchased and retired	(0.4)	(0.8)
Interest-bearing debt, end of period	250.0	250.0
Available unsecured credit facility, end of period (1)	142.3	140.1
(1) Amounts shown are net of outstanding letters of credit of $7.7 million and $9.9 million at September 1, 2012 and September 3, 2011, respectively, which are applied against the company's unsecured credit facility.

Cash Flow — Operating Activities
Cash generated from operating activities was $28.7 million for the three months ended September 1, 2012, as compared to $39.2 million in the prior year.

Three Months Ended September 1, 2012
Through the first three months of fiscal 2013, changes in working capital balances drove a use of cash totaling $0.9 million. The main factors impacting working capital were an increase in accounts receivable and inventory of $6.6 million and $2.1 million, respectively. These amounts were partially offset by a decrease in prepaid expenses of $8.3 million. The company also contributed cash of $3.7 million to its defined benefit plans during the first three months of fiscal 2013 compared to $0.2 million in the prior year period.

The company is not planning any cash contributions to its defined benefit pension plans in the remaining months of fiscal 2013. The company froze future benefit accruals of its primary domestic defined benefit plan as of September 1, 2012. The termination process is expected to take 12 to 24 months from the time that the benefit accruals are frozen, at which time the company will make the final plan contributions necessary to complete the termination process.

Three Months Ended September 3, 2011
Changes in working capital balances for the first quarter of fiscal 2012 drove a source of cash totaling $2.6 million. The main factors impacting working capital were decreases in accounts receivable and prepaid balances of $20.7 million and $14.2 million, respectively. These amounts were partially offset by decreases in accrued compensation and accounts payable of $22.6 million and $2.0 million, respectively. An increase in net inventory of $8.0 million also impacted working capital for the prior year quarter.

Cash Flow — Investing Activities
The most significant cash outflow during the first quarter of fiscal 2013 relates to investments in capital assets. The company purchased $15.7 million of capital assets in fiscal 2013 compared to $7.6 million in fiscal 2012. $5.5 million of the current quarter's capital expenditures relate to the company's purchase of property for the planned construction of a new manufacturing facility in Ningbo, China. At the end of the first quarter 2013, there were outstanding commitments for capital purchases of $12.1 million. The company expects full-year capital purchases to be between $55 million and $65 million primarily due to planned investments in the company's facilities. This compares to full-year capital spending of $28.5 million in fiscal 2012. The company also received cash proceeds of $7.6 million from the sale of two dealerships during the first three months of the prior year first quarter.

Cash Flow — Financing Activities
Cash outflows from financing activities were $1.3 million for the first quarter of fiscal 2013 compared to a source of cash of $0.8 million in the first quarter last year. Cash outflows for dividend payments were $1.3 million and $1.2 million for the first three months of fiscal 2013 and fiscal 2012, respectively. Cash inflows for stock issuances related to employee benefit programs were $0.4 million and $2.7 million during the first three months of fiscal 2013 and fiscal 2012, respectively.

Outstanding standby letters of credit totaled $7.7 million and are considered as usage against the company's unsecured revolving credit facility at the end of the first quarter fiscal 2013. At the end of the first quarter the availability under this credit facility was $142.3 million. The provisions of the private placement notes and unsecured credit facility require that the company adhere to certain covenant restrictions and maintain certain performance ratios. The company was in compliance with all such restrictions and performance ratios this quarter and expects to remain in compliance in the future.

At the end of the first quarter fiscal 2013, the company had cash of $184.3 million including foreign cash of $46.3 million. In addition, the company had foreign marketable securities of $9.2 million. The foreign subsidiary holding the company's marketable securities is taxed as a U.S. taxpayer at the company's election; consequently, for tax purposes all U.S tax impacts for this subsidiary have been recorded. The company currently plans to repatriate approximately $4.5 million within fiscal 2013 from foreign subsidiaries, for which all U.S taxes have been recorded. The company's intent is to permanently reinvest the remainder of the foreign cash amounts outside the U.S. The company's plans do not demonstrate a need to repatriate these balances to fund U.S. operations.

The company believes cash on hand, cash generated from operations, and the borrowing capacity will provide adequate liquidity to fund near term and future business operations and capital needs.

Contractual Obligations
Contractual obligations associated with the ongoing business and financing activities will require cash payments in future periods. A table summarizing the amounts and estimated timing of these future cash payments was provided in the company's Form 10-K filing for the year ended June 2, 2012.

Guarantees
The company provides certain guarantees to third parties under various arrangements in the form of product warranties, loan guarantees, standby letters of credit, lease guarantees, performance bonds and indemnification provisions. These arrangements are accounted for and/or disclosed in accordance with FASB ASC Topic 460, Guarantees, as described in Note 12 to the condensed consolidated financial statements.

Variable Interest Entities
On occasion, the company provides financial support to certain independent dealers in the form of term loans, lines of credit, and/or loan guarantees that may represent variable interests in such entities. As of September 1, 2012, the company was not considered the primary beneficiary of any such dealer relationships under FASB ASC Topic 810, Consolidation. Accordingly, the company is not required to consolidate the financial statements of any of these entities during the first three months of fiscal 2013.

The risk and rewards associated with the interests in these dealerships are primarily limited to the outstanding loans and guarantee amounts. As of September 1, 2012, the company's maximum exposure to potential losses, net of reserve amounts, related to outstanding loans to these other entities was zero.

Contingencies
See Note 12 to the condensed consolidated financial statements.

Critical Accounting Policies
The company strives to report financial results clearly and understandably. The company follows accounting principles generally accepted in the United States in preparing its consolidated financial statements, which require certain estimates and judgments that affect the financial position and results of operations for the company. The company continually reviews the accounting policies and financial information disclosures. A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the company's Form 10-K filing for the year ended June 2, 2012. During the first three months of fiscal 2013, there was no material change in the accounting policies and assumptions previously disclosed.

New Accounting Standards
See Note 2 to the condensed consolidated financial statements.

Safe Harbor Provisions
Certain statements in this filing are not historical facts but are “forward-looking statements” as defined under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended. Such statements are based on management's beliefs, assumptions, current expectations, estimates and projections about the office furniture industry, the economy and the company itself. Words like “anticipates,” “believes,” “confident,” “estimates,” “expects,” “forecasts,” “likely,” “plans,” “projects,” “should,” variations of such words, and similar expressions identify such forward-looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. These risks include, without limitation, employment and general economic conditions, the pace of economic activity in the U.S. and in our international markets, the estimate and timing of anticipated pension amortization, settlement expenses and defined benefit plan pension contributions, the pace and level of government procurement, the increase in white collar employment, the willingness of customers to undertake capital expenditures, the types of products purchased by customers, competitive pricing pressures, the availability and pricing of raw materials, our reliance on a limited number of suppliers, currency fluctuations, the ability to increase prices to absorb the additional costs of raw materials, the financial strength of our dealers, the financial strength of our customers, the mix of our products purchased by customers, our ability to attract and retain key executives and other qualified employees, our ability to continue to make product innovations, the success of newly introduced products, our ability to obtain targeted margins from new products, our ability to serve all of our markets, possible acquisitions, divestitures or alliances, the outcome of pending litigation or governmental audits or investigations, political risk in the international markets we serve, and other risks identified in our filings with the Securities and Exchange Commission. Therefore, actual results and outcomes may materially differ from what we express or forecast. Furthermore, Herman Miller, Inc. undertakes no obligation to update, amend, or clarify forward-looking statements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The information concerning quantitative and qualitative disclosures about market risk contained in the company’s Annual Report on Form 10-K for its fiscal year ended June 2, 2012 is incorporated herein by reference.

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

Defined Benefit Pension Plans
The company is exposed to risks in its defined benefit pension plan balance sheet liability arising from sensitivity to changes in yields on high-quality corporate bonds, which are used to determine the Projected Benefit Obligation (PBO), and on actual market returns on plan assets. An increase or decrease to bond yields causes an inverse effect on the PBO and increased or decreased returns on assets have a corresponding one-to-one effect on the balance sheet liability. A decline in the value of pension plan assets or rise in pension plan PBO could result in increases to the balance sheet pension liability, increases in pension expense, and increases in required funding. At the end of fiscal year 2012 the discount rate used for establishing the primary U.S. defined benefit plan's balance sheet liability and projected fiscal 2013 net periodic benefit costs was 3.57 percent. As a rule of thumb, the company views a change of 100 basis points (in this discount rate) as having a 10 percent effect on the plan's Projected Benefit Obligation or an approximately $33 million effect on the pension balance sheet liability. Generally, both the PBO and plan assets are determined as of the fiscal year-end measurement date.

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

In the normal course of business, the company enters into contracts denominated in foreign currencies. The principal foreign currencies in which the company conducts its business are the British pound sterling, European euro, Canadian dollar, Australian dollar, Japanese yen, Mexican peso, Brazilian real, Indian rupee, Hong Kong dollar and Chinese renminbi. As of September 1, 2012, ten contracts in total were placed to offset various currency exposures. To offset net asset exposure denominated in non-functional currency, three forwards contracts were placed including two forward contracts to sell 5.3 million euros, and one forward contract to sell 0.4 million Australian dollars. Conversely, seven contracts were placed to offset the company's net liability exposure denominated in non-functional currency. These seven contracts included forward contracts to buy 18.2 million U.S. dollars. As of June 2, 2012, the company had outstanding, ten forward currency instruments designed to offset either net asset or net liability exposure that is denominated in non-functional currencies. Two forward contracts were placed to offset a 3.9 million euro-denominated net asset exposure and two forward contracts were placed to offset a 0.6 million U.S. dollar-denominated net asset exposure. One forward contract was placed to offset 0.3 million Australian dollar-denominated net asset exposure. Five forward contracts were placed to offset a 4.2 million U.S.dollar-denominated net liability exposure.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Under the supervision of, and with the participation of management, the company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 1, 2012, and have concluded that as of that date, the company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
There were no changes in the company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended September 1, 2012, that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

HERMAN MILLER, INC.
PART II — OTHER INFORMATION

Item 1:	Legal Proceedings

Referred to in Note 12 of the condensed consolidated financial statements.

Item 1A:	Risk Factors

Except for the risk factor noted below, there have been no material changes in the assessment of the company's risk factors from those set forth in the Annual Report on Form 10-K for the year ended June 2, 2012.

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

Other macroeconomic developments, such as the recent recessions in Europe and the debt crisis in certain countries in the European Union, could negatively affect the company's ability to conduct business in those geographies. The continuing debt crisis in certain European countries could cause the value of the euro to deteriorate, reducing the purchasing power of the company's European customers and potentially undermine the financial health of the company's suppliers and customers in other parts of the world. Financial difficulties experienced by the company's suppliers and customers, including distributors, could result in product delays and inventory issues; risks to accounts receivable could also include delays in collection and greater bad debt expense.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(A) Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during the quarter ended September 1, 2012.

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
6/3/12-6/30/12	3,545	$16.70	3,545	$166,547,718
7/1/12-7/28/12	18,642	$18.23	18,642	$166,207,874
7/29/12-9/1/12	503	$19.20	503	$166,198,297
Total	22,690		22,690
(1) No shares were purchased outside of a publicly announced plan or program.

No repurchase plans expired or were terminated during the first quarter of fiscal 2013, nor do any plans exist under which the company does not intend to make further purchases.

During the period covered by this report, the company did not sell any of its equity shares that were not registered under the Securities Act of 1933.

Item 3:	Defaults upon Senior Securities — None

Item 4:	Mine Safety Disclosures — Not applicable

Item 5:	Other Information — None

Item 6:	Exhibits

The following exhibits (listed by number corresponding to the Exhibit table as Item 601 in Regulation S-K) are filed with this Report:

Exhibit Number	Document

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2         Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Herman Miller, Inc. Executive Equalization Retirement Plan, dated January 1, 2008, exhibit 99.1.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

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

HERMAN MILLER, INC.

October 11, 2012	/s/ Brian C. Walker
Brian C. Walker
Chief Executive Officer
(Duly Authorized Signatory for Registrant)

October 11, 2012	/s/ Gregory J. Bylsma
Gregory J. Bylsma
Chief Financial Officer
(Duly Authorized Signatory for Registrant)