Form 10-Q
period 2012-12-01
MILLER HERMAN INC
filed 2013-01-09
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ _ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended December 1, 2012	Commission File No. 001-15141

HERMAN MILLER, INC.

A Michigan Corporation	ID No. 38-0837640

855 East Main Avenue, Zeeland, MI 49464-0302	Phone (616) 654 3000

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
Yes [_] No [ X ]

Common Stock Outstanding at January 7, 2013 - 58,487,292 shares

HERMAN MILLER, INC. FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 1, 2012

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions Except Share Data)
(Unaudited)

	December 1, 2012	June 2, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$185.7	$172.2
Marketable securities	9.5	9.6
Accounts receivable, net	169.8	159.7
Inventories, net	69.3	59.3
Prepaid expenses and other	53.0	54.5
Total current assets	487.3	455.3
Property and equipment, at cost	726.0	711.5
Less — accumulated depreciation	(558.9)	(555.5)
Net property and equipment	167.1	156.0
Other Assets:
Goodwill	146.8	146.4
Indefinite-lived intangibles	39.3	39.3
Other amortizable intangibles, net	30.2	31.1
Other noncurrent assets	11.5	11.0
Total other assets	227.8	227.8
Total Assets	$882.2	$839.1

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$114.5	$115.8
Accrued compensation and benefits	53.6	54.5
Accrued warranty	23.4	22.2
Notes payable	2.4	—
Other accrued liabilities	65.9	61.2
Total current liabilities	259.8	253.7
Long-term Liabilities:
Long-term debt	250.0	250.0
Pension and post-retirement benefits	37.6	37.9
Other liabilities	49.2	49.2
Total long-term liabilities	336.8	337.1
Total Liabilities	596.6	590.8
Stockholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized, none issued)	—	—
Common stock, $0.20 par value (240,000,000 shares authorized)	11.7	11.7
Additional paid-in capital	95.2	90.9
Retained earnings	306.0	288.2
Accumulated other comprehensive loss	(125.4)	(140.6)
Key executive deferred compensation plans	(1.9)	(1.9)
Total Stockholders' Equity	285.6	248.3
Total Liabilities and Stockholders' Equity	$882.2	$839.1

See accompanying notes to condensed consolidated financial statements.

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 1, 2012	December 3, 2011	December 1, 2012	December 3, 2011
Net Sales	$441.8	$445.6	$891.5	$903.7
Cost of Sales	293.3	293.5	593.3	597.3
Gross Margin	148.5	152.1	298.2	306.4
Operating Expenses	130.3	111.4	245.2	223.9
Restructuring and Other Related Expenses	0.7	—	1.2	—
Operating Earnings	17.5	40.7	51.8	82.5
Other Expenses:
Interest expense	4.4	4.7	8.6	9.2
Other, net	0.2	0.4	0.3	0.9
Earnings Before Income Taxes	12.9	35.6	42.9	72.4
Income Tax Expense	4.5	11.9	14.6	24.1
Net Earnings	$8.4	$23.7	$28.3	$48.3
Earnings Per Share — Basic	$0.14	$0.41	$0.49	$0.83
Earnings Per Share — Diluted	$0.14	$0.41	$0.48	$0.83
Comprehensive Income	$19.2	$19.7	$43.6	$42.9
Dividends Declared, Per Share	$0.090	$0.022	$0.1800	$0.0440

See accompanying notes to condensed consolidated financial statements.

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS
(Dollars in Millions)
(Unaudited)

	Six Months Ended
	December 1, 2012	December 3, 2011
Cash Flows from Operating Activities:
Net earnings	$28.3	$48.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	19.0	19.0
Stock-based compensation	3.9	3.0
Pension and post-retirement expenses	24.0	5.6
Restructuring and other related expenses	1.2	—
Other, net	(6.7)	1.5
Increase in current assets	(14.9)	(11.8)
Decrease in current liabilities	(1.4)	(19.9)
Decrease in non-current liabilities	(6.1)	(7.0)
Net Cash Provided by Operating Activities	47.3	38.7

Cash Flows from Investing Activities:
Proceeds from sales of property and dealers	0.9	13.8
Marketable securities purchases	(1.4)	(2.5)
Marketable securities sales	1.5	3.9
Acquisitions, net of cash received	(1.7)	—
Capital expenditures	(29.1)	(13.2)
Other, net	—	(1.1)
Net Cash Provided by (Used in) Investing Activities	(29.8)	0.9

Cash Flows from Financing Activities:
Dividends paid	(6.5)	(2.5)
Proceeds from notes payable	2.4	—
Common stock issued	0.8	5.1
Common stock repurchased and retired	(0.4)	(2.7)
Net Cash Used in Financing Activities	(3.7)	(0.1)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(0.3)	(0.7)

Net Increase in Cash and Cash Equivalents	13.5	38.8

Cash and Cash Equivalents, Beginning of Period	172.2	142.2

Cash and Cash Equivalents, End of Period	$185.7	$181.0

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

The accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position of the company as of December 1, 2012, and the results of its operations and cash flows for the interim periods presented. Operating results for the six-month period ended December 1, 2012, are not necessarily indicative of the results that may be expected for the year ending June 1, 2013. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the company's Form 10-K filing for the year ended June 2, 2012. Certain prior year information has been reclassified to conform to the current year presentation.

2. NEW ACCOUNTING STANDARDS
In July 2012, the FASB issued ASU No. 2012-02, "Intangibles-Goodwill and Other (ASC Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment." ASU 2012-02 amends prior indefinite-lived intangible asset impairment testing guidance. Under ASU 2012-02, the company has the option to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that an indefinite-lived intangible asset is impaired. If, after considering the totality of events and circumstances, an entity determines it is more likely than not that an indefinite-lived intangible asset is not impaired, then calculating the fair value of such asset is unnecessary. ASU 2012-02 will be effective for the company during the interim and annual periods beginning after September 15, 2012, although early adoption is permitted. The company adopted the required provisions of ASU 2012-02 in the second quarter of fiscal 2013. The adoption did not have a material impact on the company's consolidated financial position, results of operations or cash flows.

3. FISCAL YEAR
The company's fiscal year ends on the Saturday closest to May 31. Fiscal 2013, the year ending June 1, 2013, and fiscal 2012, the year ended June 2, 2012, contain 52 weeks and 53 weeks, respectively. The first six months of fiscal 2013 and fiscal 2012 contained 26 weeks and 27 weeks, respectively. The second quarter of fiscal 2013 and fiscal 2012 contained 13 weeks, respectively.

4. ACQUISITIONS AND DIVESTITURES
Acquisitions
On April 3, 2012, the company acquired POSH Office Systems Ltd. ("POSH"). POSH is a Hong Kong-based designer and distributor of office furniture systems, freestanding furniture, seating, and filing and storage with distribution in Hong Kong and China. The allocation of the purchase price is preliminary and was based upon the valuation information, estimates and assumptions available at December 1, 2012. Management is still in the process of verifying data and finalizing information related to the valuation of a component of contingent consideration. The company expects to finalize these matters within the measurement period. Subject to the finalization of certain post-closing adjustments, consideration transferred to acquire POSH includes $47.1 million in net cash transferred during fiscal 2012 and an additional component of performance based contingent consideration ranging between $1.0 million and $13.0 million to be earned over the next three years. The company also made a $1.7 million cash payment during the second quarter of fiscal 2013 as final settlement of the cash purchase price for the company's acquisition of POSH. This payment resulted in adjustments to the preliminary purchase accounting resulting in an increase in goodwill and accrued liabilities.

Divestitures
During the first quarter of fiscal 2012, the company completed the sale of two wholly-owned contract furniture dealerships in Texas and Colorado.
During the second quarter of fiscal 2012, the company completed the sale of one wholly-owned contract furniture dealership in California. The effect of these transactions on the company's consolidated financial statements was not material.

5. INVENTORIES

(In millions)	December 1, 2012	June 2, 2012
Finished goods and work in process	$49.9	$40.4
Raw materials	19.4	18.9
Total	$69.3	$59.3

Inventories are valued at the lower of cost or market and include material, labor, and overhead. The inventories of the majority of domestic manufacturing subsidiaries are valued using the last-in, first-out method ("LIFO"). The inventories of all other subsidiaries are valued using the first-in, first-out method.

6. GOODWILL AND INDEFINITE-LIVED INTANGIBLES
Goodwill and other indefinite-lived assets included in the Condensed Consolidated Balance Sheets consist of the following as of December 1, 2012 and June 2, 2012:

(In millions)	Goodwill	Indefinite-lived Intangible Assets	Total Goodwill and Indefinite-lived Intangible Assets
June 2, 2012	$146.4	$39.3	$185.7
Foreign currency translation adjustments	0.4	—	0.4
December 1, 2012	$146.8	$39.3	$186.1

7. EMPLOYEE BENEFIT PLANS
The company maintains retirement benefit plans for substantially all of its employees.

Pension Plans and Post-Retirement Medical Insurance
During the fourth quarter of fiscal 2012, the company announced a change to its employee retirement programs from a defined benefit-based model to a defined contribution structure. The company approved a plan to freeze future benefit accruals of its primary domestic defined benefit plan as of September 1, 2012 and intends to ultimately terminate its domestic defined benefit plans. The company transitioned employees to a new defined contribution program as of September 1, 2012. The termination process for the defined benefit plans is expected to take 12 to 24 months from September 1, 2012.

The measurement date for the company's primary domestic pension plan is the last day of the fiscal year. As part of the company's planned termination process, some participants of this plan elected a lump-sum payment of their pension benefits during the second quarter of fiscal 2013. These elections resulted in the recognition of settlement expenses of $16.0 million in the second quarter. Subsequent to the accounting for this settlement activity, the company then remeasured the assets and liabilities of this plan as of the end of the second quarter of fiscal 2013.

A pension settlement charge is recorded when the total lump-sum payments for a year exceed total service and interest costs recognized for that year. The settlement charge recognizes a pro-rata portion of the unrecognized actuarial net losses equal to the percentage reduction in the pension benefit obligation. The settlement expenses recognized in the second quarter are non-cash and do not affect total equity, as the amounts are reclassified from accumulated other comprehensive loss within stockholders' equity.

Based on information currently available to the company, it is likely, but not certain, that the company will recognize additional settlement expenses between $3.0 million and $5.0 million over the balance of fiscal 2013.

Components of Net Periodic Benefit Costs

(In millions)	Three Months Ended
	Pension Benefits		Other Post-Retirement Benefits
	December 1, 2012	December 3, 2011	December 1, 2012	December 3, 2011
Domestic:
Service cost	$—	$1.7	$—	$—
Interest cost	2.9	3.6	0.1	0.1
Expected return on plan assets	(3.2)	(4.8)	—	—
Net amortization loss	3.1	1.8	—	0.1
Settlement loss recognized	16.0	—	—	—
Net periodic benefit cost	$18.8	$2.3	$0.1	$0.2

International:
Service cost	$—	$0.4
Interest cost	0.9	1.0
Expected return on plan assets	(1.2)	(1.2)
Net amortization loss	0.4	0.1
Net periodic benefit cost	$0.1	$0.3

	Six Months Ended
	Pension Benefits		Other Post-Retirement Benefits
	December 1, 2012	December 3, 2011	December 1, 2012	December 3, 2011
Domestic:
Service cost	$1.9	$3.5	$—	$—
Interest cost	5.8	7.2	0.2	0.2
Expected return on plan assets	(6.3)	(9.6)	—	—
Net amortization loss	6.2	3.6	0.1	0.1
Settlement loss recognized	16.0	—	—	—
Net periodic benefit cost	$23.6	$4.7	$0.3	$0.3

International:
Service cost	$—	$0.8
Interest cost	1.8	2.0
Expected return on plan assets	(2.4)	(2.4)
Net amortization loss	0.7	0.2
Net periodic benefit cost	$0.1	$0.6

8. EARNINGS PER SHARE
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS).

	Three Months Ended		Six Months Ended
	December 1, 2012	December 3, 2011	December 1, 2012	December 3, 2011
Numerators:
Numerator for both basic and diluted EPS, net earnings (In millions)	$8.4	$23.7	$28.3	$48.3

Denominators:
Denominator for basic EPS, weighted-average common shares outstanding	58,373,256	58,160,339	58,345,979	58,108,349

Potentially dilutive shares resulting from stock plans	344,965	227,447	322,546	266,785

Denominator for diluted EPS	58,718,221	58,387,786	58,668,525	58,375,134

Options to purchase 2,179,007 shares and 2,096,240 shares of common stock for the three months ended December 1, 2012 and December 3, 2011, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.
Options to purchase 2,125,822 and 1,942,748 shares of common stock for the six months ended December 1, 2012 and December 3, 2011, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.

Restricted stock and restricted stock units granted to certain key employees of the company are included in the denominator for diluted EPS. Each restricted stock unit represents one equivalent share of the company's common stock to be awarded, free of restrictions, after the vesting period. However, these units do not entitle participants to the rights of shareholders of common stock, such as voting rights, and they are forfeitable at all times prior to the vesting date. Dividend-equivalent awards are credited and accumulate quarterly and are forfeitable at all times until vested. The company has certain share-based payment awards that meet the definition of participating securities. The company has evaluated the impact on EPS of all participating securities under the two-class method, noting no impact on EPS.

9. STOCK-BASED COMPENSATION
The company's stock-based compensation expense for the three month periods ended December 1, 2012 and December 3, 2011 was $2.1 million and $1.6 million, respectively. The related income tax benefit was $0.7 million and $0.6 million for the three month periods ended December 1, 2012 and December 3, 2011, respectively. For the six months ended December 1, 2012 and December 3, 2011, compensation costs were $3.9 million and $3.0 million, respectively. The related income tax benefit for the respective six month periods was $1.4 million and $1.1 million, respectively.

Stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six month periods ended December 1, 2012 and December 3, 2011 has been reduced for estimated forfeitures, as it is based on awards ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

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

The company estimated the fair value of employee stock options on the date of grant using the Black-Scholes model. In determining these values, the weighted-average assumptions in the table below were used for the periods indicated.

	Three Months Ended		Six Months Ended
	December 1, 2012 (5)	December 3, 2011 (5)	December 1, 2012	December 3, 2011
Risk-free interest rates (1)	—%	—%	0.77%	1.75%
Expected term of options (in years) (2)			5.5	5.5
Expected volatility (3)	—%	—%	47%	42%
Dividend yield (4)	—%	—%	1.98%	0.34%
Weighted-average grant-date fair value of stock options:
Granted with exercise prices equal to the fair market value of the stock on the date of grant	$—	$—	$6.52	$10.15

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
(5) No stock options were granted during the three months ended December 1, 2012 and December 3, 2011.

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

Restricted Stock Units
The company grants restricted stock units to certain key employees. The awards generally cliff-vest after a three or five-year service period, with prorated vesting under certain circumstances and full or partial accelerated vesting upon retirement. Each restricted stock unit represents one equivalent share of the company's common stock to be awarded, free of restrictions, after the vesting period. Compensation expense related to these awards is recognized over the requisite service period, which includes any applicable performance period. Dividend equivalent awards are credited quarterly. The units do not entitle participants the rights of shareholders of common stock, such as voting rights, until shares are issued after the vesting period.

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

10. INCOME TAX DISCLOSURE
The effective tax rates for the three months ended December 1, 2012 and December 3, 2011, were 34.9 percent and 33.4 percent, respectively. For the six months ended December 1, 2012 and December 3, 2011, the effective tax rates were 33.9 percent and 33.3 percent respectively.
The company's United States federal statutory rate is 35 percent. The effective rate in the current year and the prior year are below the statutory rate primarily due to the manufacturing deduction under the American Jobs Creation Act of 2004.

The company has income tax accruals associated with uncertain tax benefits totaling $1.5 million and $1.7 million as of December 1, 2012 and December 3, 2011, respectively.

The company recognizes interest and penalties related to uncertain tax benefits through income tax expense in its Condensed Consolidated Statements of Operations and Comprehensive Income. Interest and penalties for the six months ended December 1, 2012 and December 3, 2011 were negligible. As of December 1, 2012 and December 3, 2011, the company's recorded liability for potential interest and penalties related to uncertain tax benefits totaled $0.6 million.

The company is subject to periodic audits by domestic and foreign tax authorities. Currently, the company is undergoing routine periodic audits in both domestic and foreign tax jurisdictions. It is reasonably possible the amounts of unrecognized tax benefits could change in the next 12 months as a result of the audits. Tax payments related to these audits, if any, are not expected to be material to the company's Condensed Consolidated Statements of Operations and Comprehensive Income.

For the majority of tax jurisdictions, the company is no longer subject to state, local or non-U.S. income tax examinations by tax authorities for fiscal years before 2009.

11. FAIR VALUE DISCLOSURES
The following describes the methods the company uses to estimate the fair value of financial assets and liabilities, to which there have been no significant changes in the current period:

Available-for-sale securities — The company's available-for-sale marketable securities primarily include mortgage-backed debt securities, government obligations and corporate debt securities and are recorded at fair value using quoted prices for similar securities.

Foreign currency exchange contracts — The company's foreign currency exchange contracts are valued using an approach based on foreign currency exchange rates obtained from active markets. The estimated fair value of forward currency exchange contracts is based on month-end spot rates as adjusted by market-based current activity.

The following tables set forth financial assets and liabilities measured at fair value in the Condensed Consolidated Balance Sheets and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of December 1, 2012 and June 2, 2012.

(In millions)	Fair Value Measurements
	December 1, 2012	June 2, 2012
Financial Assets	Quoted Prices With Other Observable Inputs (Level 2)	Quoted Prices With Other Observable Inputs (Level 2)
Available-for-sale marketable securities:
Asset-backed securities	$—	$0.2
Corporate securities	2.1	2.7
Government obligations	4.1	3.5
Mortgage-backed securities	3.3	3.2
Foreign currency forward contracts	—	0.1
Deferred compensation plan	4.2	3.5
Total	$13.7	$13.2

The company does not hold any level 3 investments. The following is a summary of the carrying and market values of the company's marketable securities as of the respective dates.

	December 1, 2012
(In millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value
Asset-backed securities	$—	$—	$—	$—
Corporate securities	2.1	—	—	2.1
Government obligations	4.1	—	—	4.1
Mortgage-backed securities	3.2	0.1	—	3.3
Total	$9.4	$0.1	$—	$9.5

	June 2, 2012
(In millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value
Asset-backed securities	$0.2	$—	$—	$0.2
Corporate securities	2.7	—	—	2.7
Government obligations	3.4	0.1	—	3.5
Mortgage-backed securities	3.2	—	—	3.2
Total	$9.5	$0.1	$—	$9.6

Adjustments to the fair value of available-for-sale securities are recorded as increases or decreases, net of income taxes, within accumulated other comprehensive gain (loss) in stockholders’ equity. The cost of securities sold is based on the specific identification method; realized gains and losses resulting from such sales are included in the Condensed Consolidated Statements of Operations and Comprehensive Income within "Other, net".

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

Maturities of debt securities included in marketable securities as of December 1, 2012, are as follows.

(In millions)	Cost	Fair Value
Due within one year	$0.8	$0.8
Due after one year through five years	8.6	8.7
Total	$9.4	$9.5

There were no investments in unrealized loss positions as of December 1, 2012 and June 2, 2012.

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

(In millions)	Three Months Ended		Six Months Ended
	December 1, 2012	December 3, 2011	December 1, 2012	December 3, 2011
Accrual Balance — beginning	$23.6	$19.0	$22.2	$17.0
Accrual for warranty matters	4.6	6.6	11.4	14.6
Settlements and adjustments	(4.8)	(6.9)	(10.2)	(12.9)
Accrual Balance — ending	$23.4	$18.7	$23.4	$18.7

Guarantees
The company is periodically required to provide performance bonds in order to do business with certain customers. These arrangements are common and generally have terms ranging between one and three years. The bonds are required to provide assurances to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies; however, the company is ultimately liable for claims that may occur against them. As of December 1, 2012, the company had a maximum financial exposure related to performance bonds totaling approximately $16.2 million. The company has no history of claims, nor is it aware of circumstances that would require it to pay under any of these arrangements. The company also believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company's financial statements. Accordingly, no liability has been recorded as of December 1, 2012 and June 2, 2012.

The company has entered into standby letter of credit arrangements for the purpose of protecting various insurance companies against default on the payment of certain premiums and claims. A majority of these arrangements are related to the company's wholly-owned captive insurance company. As of December 1, 2012, the company had a maximum financial exposure from these standby letters of credit totaling approximately $7.7 million. The company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company's financial statements. Accordingly, no liability has been recorded as of December 1, 2012 and June 2, 2012.

Contingencies
The company leases a facility in the U.K. under an agreement that expired in June 2011, and the company is currently leasing the facility on a month to month basis. Under the terms of the lease, the company is required to perform the maintenance and repairs necessary to address the general dilapidation of the facility. The ultimate cost of this provision to the company is dependent on a number of factors including, but not limited to, the future use of the facility by the lessor and whether the company chooses and is permitted to renew the lease term. The company has estimated the cost of these maintenance and repairs to be between $0 million and $3.0 million, depending on the outcome of future plans and negotiations. As a result, an estimated liability of $1.2 million has been recorded under the caption “Other accrued liabilities” in the Condensed Consolidated Balance Sheets at December 1, 2012, and June 2, 2012, respectively.

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

	Three Months Ended		Six Months Ended
(In millions)	December 1, 2012	December 3, 2011	December 1, 2012	December 3, 2011
Net Sales:
North American Furniture Solutions	$304.7	$321.7	$625.0	$652.2
Non-North American Furniture Solutions	92.8	87.5	187.4	172.4
Specialty and Consumer	44.3	36.4	79.1	79.1
Corporate	—	—	—	—
Total	$441.8	$445.6	$891.5	$903.7

Depreciation and Amortization:
North American Furniture Solutions	$7.8	$8.1	$15.6	$16.2
Non-North American Furniture Solutions	1.3	1.0	2.6	1.9
Specialty and Consumer	0.4	0.5	0.8	0.9
Corporate	—	—	—	—
Total	$9.5	$9.6	$19.0	$19.0

Operating Earnings (Loss):
North American Furniture Solutions	$9.7	$28.5	$36.6	$56.8
Non-North American Furniture Solutions	4.6	8.8	10.1	18.4
Specialty and Consumer	3.9	3.6	6.3	7.8
Corporate	(0.7)	(0.2)	(1.2)	(0.5)
Total	$17.5	$40.7	$51.8	$82.5

Capital Expenditures:
North American Furniture Solutions	$9.2	$3.6	$18.0	$7.1
Non-North American Furniture Solutions	4.1	0.5	10.9	1.6
Specialty and Consumer	0.1	1.5	0.2	4.5
Corporate	—	—	—	—
Total	$13.4	$5.6	$29.1	$13.2

(In millions)	December 1, 2012	June 2, 2012
Total Assets
North American Furniture Solutions	$596.3	$578.5
Non-North American Furniture Solutions	225.7	204.1
Specialty and Consumer	60.2	56.5
Corporate	—	—
Total	$882.2	$839.1

Total Goodwill
North American Furniture Solutions	$104.3	$104.9
Non-North American Furniture Solutions	41.5	40.5
Specialty and Consumer	1.0	1.0
Corporate	—	—
Total	$146.8	$146.4

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

14. RESTRUCTURING ACTIVITIES
In May 2012, the company announced a plan ("The 2012 Plan") to consolidate the Nemschoff manufacturing operations in Sheboygan, Wisconsin with the closure of the Sioux Center, Iowa seating plant. The 2012 Plan also includes the consolidation of the Sheboygan manufacturing sites into one location. This plan will reduce fixed costs and operating expenses in order to improve operating performance, profitability and further enhance productivity. The 2012 Plan will reduce the company's workforce in North America by approximately 70 employees. The company anticipates it will incur an additional $0.1 million in restructuring expense during future periods for the 2012 Plan.

The following is a summary of changes in restructuring accruals during fiscal 2012 and fiscal 2013 for the 2012 Plan.

2012 Plan	Total Restructuring Accrual	Severance and Outplacement	Building Impairment	Building Exit
Balance as of May 28, 2011	—	—	—	—
Restructuring and other related expenses	1.6	0.2	1.4	—
Cash payments	(0.1)	—	(0.1)	—
Adjustments	(1.3)	—	(1.3)	—
Balance as of June 2, 2012	0.2	0.2	—	—
Restructuring and other related expenses	1.2	0.3	—	0.9
Cash payments	(0.8)	(0.5)	—	(0.3)
Adjustments	(0.2)	—	—	(0.2)
Balance as of December 1, 2012	0.4	—	—	0.4

15. DEBT
During the second quarter of fiscal 2012, the company entered into an amendment and restatement of the syndicated revolving line of credit, which provides the company with up to $150 million in revolving variable interest borrowing capacity and includes an "accordion feature" allowing the company to increase, at its option and subject to the approval of the participating banks, the aggregate borrowing capacity of the facility by $75 million. The facility expires in November 2016 and outstanding borrowings bear interest at rates based on the prime rate, federal funds rate, LIBOR, or negotiated rates as outlined in the agreement. Interest is payable periodically throughout the period if borrowings are outstanding. As of December 1, 2012 and June 2, 2012, total usage against this facility was $7.7 million and $9.7 million, respectively, all of which related to outstanding letters of credit.

During the second quarter of fiscal 2013, the company entered into a revolving line of credit, which provides the company with approximately $5.0 million in revolving variable interest borrowing capacity. The company intends to utilize the revolver, which is denominated in Chinese Renminbi, to meet working capital cash flow needs at its Ningbo, China operations. The uncommitted facility is subject to changes in bank approval and outstanding borrowings bear interest at rates based on a benchmark lending rate as outlined in the agreement. Each draw on the line of credit is subject to a maximum period of one year, and corresponding interest is payable on the maturity date of each draw. As of December 1, 2012, total borrowings against this facility were $2.4 million.

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

Discussion of Current Business Conditions
The second quarter of fiscal 2013 and 2012 included 13 weeks of operations. Fiscal year 2013 year-to-date included 26 weeks of operations as compared to 27 weeks in the prior year period. The extra week in the prior year is required approximately every six years in order to re-align our fiscal reporting dates with the actual calendar months. This is a factor that should be considered when comparing our financial results to the prior year period.

The macro-economic backdrop to our business remained fairly consistent throughout the second quarter - with relative health in some measures being offset by continued weakness in others. While the United States economy has been tepid, it is growing. The U.S. housing market appears poised for a rebound, and employers are beginning to hire as productivity gains are nearly exhausted. Office vacancy rates remain high - a factor offering some companies a positive incentive to move, which typically leads to demand for our products and services. This relatively encouraging picture is offset by uncertainty surrounding the ongoing tax and spending policy debates within the U.S. federal government. While the fiscal policy debate is likely to impact other regions of the world, Asia continues to grow, albeit at a slower rate than the past few years. The European economy remains weak and there appears little prospect of recovery in the near term. While Europe will impact us, we do not have a significant presence on the continent and we leverage our capabilities in the UK to serve the Middle East and other countries in the region. Assuming U.S. policy makers can forge a meaningful, long-term fiscal resolution in the months ahead, we expect US office furniture will continue to grow in calendar 2013. A recovery in housing should help our consumer business, and we believe the long term demographics of U.S. healthcare and emerging economies of Brazil, Russia, India and China are positively aligned with our strategy.

The Business Institutional Furniture Manufacturers Association's ("BIFMA") most recent domestic industry forecast was released in November 2012. This forecast anticipates that orders and shipments for calendar 2012 will decrease approximately 1 percent each. BIFMA's outlook for calendar 2013 forecasts orders and shipments increasing approximately 4.5 and 3.4 percent, respectively.

Our consolidated net sales in the second quarter totaled $441.8 million, 0.9 percent lower than the same quarter last fiscal year. This sales performance also fell short of the $445 million to $465 million revenue range we were expecting coming into the period. We based this range on our beginning backlog, plus an expectation around order levels in the first six weeks of the quarter. While the level and pacing of new orders entered throughout the second quarter was in line with our expectations, weather-related delays on the East coast prevented us from recognizing revenue on some projects. We estimate this delayed between $5 million and $7 million in net sales that would have otherwise been recognized in the second quarter. While the storm did impact our ability to recognize revenue in the quarter, it did not have a long-term negative effect on our distribution resources in the region. Additionally, some of the orders taken in the second quarter were scheduled with longer than normal lead-times. This, too, contributed to the lower-than-expected sales performance in the quarter; as these orders will likely be recognized as revenue during the second half of the fiscal year.

While net sales in the quarter did not meet our expectations, we were encouraged by the order growth and level of activity across each of our reportable segments. Orders in the second quarter of $475.8 million were 8.1 percent higher than the second quarter of last fiscal year. We were also pleased to end the quarter in a strong backlog position, which at $314.2 million was up $33.4 million or 11.9 percent from the second quarter of fiscal 2012.

In our North American Furniture Solutions segment, revenue was down approximately 5 percent, while orders were up more than 7 percent from the second quarter of last fiscal year. This reflects real strength in commercial customers, offset, in part, by continued decline in orders and shipments to the U.S. government. The year-over-year order growth was driven by our investments in innovative design and expanding customer channels. This included gains in key office product categories, highlighted by growing momentum for our Canvas furniture systems. Our Thrive Portfolio of ergonomic tools and furnishings is another component of the North American reportable segment that continues to gain ground, both with our dealers and customers. Additionally, building on the successful sales model that we first established with Thrive, we recently introduced a new initiative focused on Small and Medium Business (“SMB”) customers. The SMB team is now well underway, working in coordination with our dealer channel to provide great service in specification and delivery.

Continuing within the North American segment, while sales to healthcare-related customers remain below our expectations, if we exclude the federal government, revenue appears to have stabilized. We are pleased with the progress the team is making in stabilizing the business and building for the future, and we're confident that the underlying demographics are there to make the healthcare sector a strong contributor to our future growth.

Our Specialty and Consumer segment also improved significantly in the second quarter, with sales and orders up 22 percent and 11 percent, respectively, from the same period last fiscal year. Sales and orders of retail and Herman Miller Collection products each posted double digit percentage growth relative to last year. Retailers have reported that sell through was good during the Christmas season and our semi-annual sale, so we expect good levels of restocking in the third quarter. We are also getting optimistic reports from our dealers and sales executives as to their success with the Herman Miller Collection with contract customers. Geiger also reported strong sales into executive and premium office environments this quarter.

With the addition of POSH, our Non-North American Furniture Solutions segment reported solid sales and order growth over the prior year. While customer demand in Europe was weaker than we expected this quarter, we continued to perform well in the Middle East and Asia. The highlight for the segment this quarter was our expanding momentum and presence in Asia, driving a substantial increase in sales and orders for the region. This was achieved not only through the addition of POSH, but also through organic sales growth in key markets including China, India, and Australia. The POSH integration continues, and the business generated approximately break-even operating earnings in the quarter. We know China and other fast developing markets in Asia and elsewhere are critical elements in our future and we will continue to strategically invest in those markets in order to build the teams, products, and operational infrastructure to grow with them.

As previously announced, in order to improve the predictability of cash flows and expenses associated with our employee benefit programs, we intend to terminate our U.S. defined benefit pension plans in favor of a new defined contribution retirement program. During the second quarter of fiscal 2013, we converted active employees to this new defined contribution program. Concurrent with this change, effective September 1, 2012, we ceased ongoing benefit accruals under the defined benefit pension plans that we plan to terminate in the future. We expect the termination process for the defined benefit pension plans to be completed during the second quarter of fiscal 2014. At the time of termination, we will be required to make additional contributions to the plans, which we currently estimate will total approximately $50 million.

Our results in the second quarter and six-months ended December 1, 2012 include expenses associated with the transition from (and planned termination of) the domestic defined benefit pension plans. These expenses, referred to as, “legacy pension costs” throughout this document, include settlements caused by the transition and net periodic benefit expenses, subsequent to September 1, 2012, related to the defined benefit plans in question. They also include incremental pension expenses in the first quarter of fiscal 2013 resulting from modifications we made to the investment strategy of our defined benefit plan assets in order to prepare for the termination process. We recognized legacy pension costs totaling $18.8 million and $20.5 million in the second quarter and six-months ended December 1, 2012, respectively. A large majority of these expenses are reflected within Operating Expenses in each period.

Earlier this fiscal year we announced an increase in our quarterly cash dividend - moving it from $0.022 to $0.09 per share. The increase was driven by improvements we've made to our balance sheet in recent years, including reductions in outstanding debt levels and progress toward the termination of our domestic defined benefit pension plans. In total, cash dividends paid were $5.2 million in the second quarter of fiscal 2013 compared to $1.3 million in the second quarter of last fiscal year. Through the first six months of fiscal 2013, dividend payments totaled $6.5 million compared to $2.5 million in the same period last fiscal year.

The remaining sections within Item 2 include additional analysis of our second quarter and six months ended December 1, 2012, including discussion of significant variances compared to prior year periods.

Analysis of Second Quarter Results
The following table presents certain key highlights from the results of operations for the periods indicated.

(In millions, except per share data)	Three Months Ended			Six Months Ended
	December 1, 2012	December 3, 2011	Percent Change	December 1, 2012	December 3, 2011	Percent Change
Net Sales	$441.8	$445.6	(0.9)%	$891.5	$903.7	(1.4)%
Gross Margin	148.5	152.1	(2.4)	298.2	306.4	(2.7)
Operating Expenses	130.3	111.4	17.0	245.2	223.9	9.5
Restructuring and other related costs	0.7	—	—	1.2	—	—
Operating Earnings	17.5	40.7	(57.0)	51.8	82.5	(37.2)
Net Earnings	8.4	23.7	(64.6)	28.3	48.3	(41.4)
Earnings per share - diluted	0.14	0.41	(65.9)	0.48	0.83	(42.2)
Orders	475.8	440.0	8.1	$927.8	$921.4	0.7%
Backlog	$314.2	$280.8	11.9%

The following table presents, for the periods indicated, the components of the company's Condensed Consolidated Statements of Operations and Comprehensive Income as a percentage of net sales.

	Three Months Ended		Six Months Ended
	December 1, 2012	December 3, 2011	December 1, 2012	December 3, 2011
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	66.4	65.9	66.6	66.1
Gross Margin	33.6	34.1	33.4	33.9
Operating Expenses	29.5	25.0	27.5	24.8
Restructuring and other related costs	0.2	—	0.1	—
Operating Margin	4.0	9.1	5.8	9.1
Other Expense, net	1.0	1.1	1.0	1.1
Earnings Before Income Taxes	2.9	8.0	4.8	8.0
Income Tax Expense	1.0	2.7	1.6	2.7
Net Earnings	1.9%	5.3%	3.2%	5.3%

Consolidated Sales
Net sales in the second quarter of fiscal 2013 were $441.8 million, a decrease of $3.8 million from the same period last year. Net sales were decreased by $3 million due to the sale of a dealer during the second quarter of fiscal 2012. While the fourth quarter fiscal 2012 acquisition of POSH contributed an additional $13 million in net sales in the current quarter, this was more than offset by an $18 million decrease in sales to the U.S. federal government. The remaining change in sales was due to increased volumes in the current period.

For the first six months of fiscal 2013, net sales were $891.5 million; a decrease of $12.2 million from the same period last year. The decrease in net sales was largely driven by the extra week of operations in the prior year period and the sale of a dealer during the second quarter of fiscal 2012. These items had the effect of decreasing net sales in the current period by approximately $32 million and $7 million, respectively. Foreign exchange rate changes also decreased net sales by approximately $6 million in the first six months of fiscal year 2013. These factors were partially offset by the fourth quarter fiscal 2012 acquisition of POSH, which accounted for approximately $27 million in net sales in the first half of fiscal 2013. Also, the capture of recent price increases (net of deeper discounting) increased net sales in the first half of fiscal 2013 by approximately $6 million. The first six months of fiscal 2013 also experienced a $40 million decrease in sales to the U.S. federal government. The remaining change in sales was due to increased volumes in the first half of fiscal 2013.

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

For the three-month period ended December 1, 2012, the company's domestic U.S. shipments, as defined by BIFMA, decreased 1.8 percent year-over-year, while the company's domestic orders increased 3.3 percent. BIFMA reported an estimated year-over-year decrease in shipments of 0.2 percent and an increase in orders of 0.8 percent for the comparable period.

Consolidated Gross Margin
Consolidated gross margin in the second quarter was 33.6 percent of net sales; a decrease of 50 basis points compared to the second quarter last year.

Direct material costs were 43.0 percent of net sales, an increase of 30 basis points from the second quarter last year. The material costs as a percent of net sales was impacted by approximately a 60 basis point increase related to the acquisition of POSH. Partially offsetting these increases were favorable impacts from lower commodity costs (primarily steel and steel components) of 30 basis points.

Direct labor was 6.7 percent of net sales for the second quarter, an increase of 10 basis points from the second quarter of last year. The increase is primarily related to a shift in net sales of products with a higher labor content.

Manufacturing overhead was 10.5 percent of net sales for the second quarter; decreasing 30 basis points from the prior year period. Overhead costs in the second quarter of fiscal 2013 included approximately $0.8 million of incremental employee benefit costs related to the transition from (and planned termination of) the domestic defined benefit pension plans. These incremental costs account for a 20 basis point increase in overhead as a percent of net sales. This increase was offset by an approximate 10 basis point decrease in manufacturing overhead percent due to the dealer divestiture in the second quarter of fiscal 2012. Overhead costs were also decreased by approximately 10 basis points due to lower incentive costs. The remaining decrease in manufacturing overhead percent was due to increased absorption of overhead costs.

Freight costs were 4.5 percent of net sales for the second quarter; increasing 30 basis points compared to the same period last year. This was driven primarily by increased diesel costs as well as the impact of changes in the product and channel mix compared to the prior year period.

Net sales, cost of sales and resulting gross margin are affected by changes in foreign currency exchange rates. During the second quarter the estimated impact was a decrease to gross margin of $0.2 million relative to the prior year period.

For the first six months of fiscal 2013 consolidated gross margin was 33.4 percent of net sales; a decrease of 50 basis points from the gross margin reported in the same period last year. The impact of incremental employee benefit costs accounted for a 20 basis point decrease in the gross margin percent for the first six months of fiscal 2013. The second quarter fiscal 2013 year-to-date gross margin was favorably impacted by 70 basis points related to net pricing increases. Lower commodity costs contributed an additional 30 basis points of improvement. The remaining decrease in the year-to-date gross margin was due to a shift in product mix and lower volumes driving lower leverage from production.

Operating Expenses and Operating Earnings
Second quarter operating expenses (including restructuring related expenses) were $131.0 million, or 29.7 percent of net sales, which is an increase of $19.6 million from the second quarter of fiscal 2012. The increase in operating expenses primarily relates to legacy pension costs of $18.0 million. The acquisition of POSH contributed an additional $3.0 million of operating expenses in the quarter. In addition, research and development and marketing expenses increased $1.7 million and $1.1 million, respectively. The 2012 Plan to consolidate the Nemschoff manufacturing operations resulted in a $0.7 million increase in restructuring expenses. Warranty expenses for the period were lower by approximately $2.0 million due primarily to lower customer specific claims in the period compared to the prior year period. The remaining change was related to decreases in various other operating expenses compared to the prior year period.

Operating expenses are also impacted by changes in foreign currency exchange rates. During the second quarter of fiscal 2013 the estimated impact to operating expenses was an increase of approximately $0.1 million relative to the prior year period.

For the first six months of fiscal 2013 operating expenses (including restructuring related expenses) were $246.4 million compared to $223.9 million in the prior year period; an increase of $22.5 million. The increase in operating expenses primarily relates to the legacy pension costs of $18.9 million. The acquisition of POSH contributed an additional $5.8 million of operating expenses. In addition, research and development expenses increased $3.0 million. The 2012 Plan to consolidate the Nemschoff manufacturing operations resulted in a $1.2 million increase in expenses for the first six months of fiscal 2013. The extra week of operations in the prior year included approximately $3.0 million in additional compensation expense. The company also recorded $2.0 million less employee incentive expense compared to the prior year period. Warranty expenses for the period were lower by approximately $3.0 million due primarily to lower customer specific claims in the period compared to the prior year period. The remaining change was due to decreases in various other operating expenses compared to the prior year period.

Operating earnings in the second quarter were $17.5 million, a decrease of $23.2 million compared to the same period last year. This decrease primarily relates to legacy pension costs of $18.8 million. The year-to-date operating earnings were $51.8 million compared to the year-to-date operating earnings of $82.5 million for fiscal 2012. The largest contributor of this decrease was the legacy pension costs of $20.5 million.

Other Income/Expense and Income Taxes
Net other expense of $4.6 million in the second quarter of fiscal 2013 was $0.5 million lower compared to the prior year period. The decrease in the current period was due to lower currency loss of $0.2 million and higher investment income in the second quarter of fiscal 2013 compared to the prior year period.

Net other expense for fiscal 2013 year-to-date was $8.9 million, a $1.2 million decrease compared to the prior year period. The decrease was due to the same factors that impacted the second quarter variances.

The effective tax rates for the three months ended December 1, 2012 and December 3, 2011 were 34.9 percent and 33.4 percent, respectively.
The effective tax rates for the six months ended December 1, 2012 and December 3, 2011 were 33.9 percent and 33.3 percent, respectively. The effective rate in the current year and the prior year are below the statutory rate primarily due to the manufacturing deduction under the American Jobs Creation Act of 2004. The rate increase in the current quarter in relationship to the prior year's quarter relates primarily to differences in the mix of earnings across the company's domestic and international entities. Subsequent to the end of the second quarter, the U.S. Congress adopted legislation extending the Research & Development Tax Credit for a two year period. The extension applies retroactively from December 31, 2011 and will be effective through December 31, 2013. The company will begin recognizing the benefit of this credit in the third quarter of fiscal 2013, and expects its third quarter effective tax rate to be in the range of 27.5 percent and 29.5 percent.

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

The company also reports a corporate category consisting primarily of startup business and unallocated corporate expenses including restructuring and other related expenses (including impairment expenses).

The current quarter and prior year period segment results are as follows:

(In millions)	Three Months Ended			Six Months Ended
	December 1, 2012	December 3, 2011	Change	December 1, 2012	December 3, 2011	Change
Net Sales:
North American Furniture Solutions	$304.7	$321.7	$(17.0)	$625.0	$652.2	$(27.2)
Non-North American Furniture Solutions	92.8	87.5	5.3	187.4	172.4	15.0
Specialty and Consumer	44.3	36.4	7.9	79.1	79.1	—
Corporate	—	—	—	—	—	—
Total	$441.8	$445.6		$891.5	$903.7

Operating Earnings (Loss):
North American Furniture Solutions	$9.7	$28.5	$(18.8)	$36.6	$56.8	$(20.2)
Non-North American Furniture Solutions	4.6	8.8	(4.2)	10.1	18.4	(8.3)
Specialty and Consumer	3.9	3.6	0.3	6.3	7.8	(1.5)
Corporate	(0.7)	(0.2)	(0.5)	(1.2)	(0.5)	(0.7)
Total	$17.5	$40.7		$51.8	$82.5

Further information regarding the reportable operating segments can be found in Note 13.

North America
Net sales within the North American Furniture Solutions reportable segment (North America) decreased $17.0 million to $304.7 million in the second quarter, representing a 5.3 percent decrease from the second quarter last year. The impact of foreign currency changes was to increase the second quarter fiscal 2013 net sales by approximately $0.5 million compared to the same period last year. The divestiture of the California dealer during the second quarter of fiscal 2012 led to approximately a $3 million decrease in both net sales and orders during the current quarter within this reportable segment. The second quarter of fiscal 2013 also experienced a $18 million decrease in sales to the U.S. federal government. The remaining change in net sales was primarily driven by increased volumes.

Year-to-date net sales within North America decreased 4.2 percent to $625.0 million. The divestiture of the California dealer during the second quarter of fiscal 2012 led to approximately a $7 million decrease in both net sales and orders during the first six months of fiscal 2013. The impact of net changes in pricing is estimated to have had a $6 million increase on net sales for the second quarter year-to-date as compared to fiscal 2012. The extra week of operations in the first six months of fiscal 2012 contributed approximately $23 million in net sales. The impact of foreign currency changes was to decrease the second quarter year-to-date fiscal 2013 net sales by approximately $0.5 million compared to the same period in the prior fiscal year. The first six months of fiscal 2013 also experienced a $40 million decrease in sales to the U.S. federal government. The remaining change in net sales was primarily driven by increased volumes.

Operating earnings for North America in the second quarter were $9.7 million, or 3.2 percent of net sales. This compares to operating earnings of $28.5 million or 8.9 percent of net sales in the second quarter fiscal 2012. This decrease in operating earnings primarily relates to legacy pension costs of $17.6 million. Warranty expenses for the period were lower by approximately $2.0 million due primarily to lower customer specific claims in the period compared to the prior year period. The remaining decrease in the year-to-date gross margin was due to lower leverage from production caused by a shift in product mix and lower volumes.

Year-to-date operating earnings for North America decreased to $36.6 million. This decrease in operating earnings primarily relates to legacy pension costs of $19.3 million. The extra week of operations in the first six months of fiscal 2012 contributed an estimated $1.8 million additional operating earnings. Warranty expenses for the period were lower by approximately $2.5 million due primarily to lower customer specific claims in the period compared to the prior year. In addition, North America had a decrease of approximately $2.5 million in employee incentive expenses during the first six months of fiscal 2013 compared to the same period in the prior year. The remaining decrease in the year-to-date operating earnings was due to a shift in product mix and lower volumes driving lower leverage from production.

Non-North America
Net sales within the Non-North American Furniture Solutions reportable segment (Non-North America) were $92.8 million in the second quarter, an increase of $5.3 million from the second quarter of fiscal 2012. Net sales increased approximately $13 million in the second quarter of fiscal 2013 from the acquisition of POSH, which was acquired in the fourth quarter of fiscal 2012. The impact of foreign currency changes was to decrease the second quarter fiscal 2013 sales by approximately $0.5 million compared to the same period in the prior fiscal year. The remaining change in net sales was primarily driven by lower volumes.

Year-to-date net sales within Non-North America increased $15.0 million to $187.4 million. The extra week of operations in the first quarter of fiscal 2012 contributed approximately $6 million in net sales. Additionally, net sales increased approximately $27 million in the first six months of fiscal 2013 from the acquisition of POSH. The impact of net changes in pricing is estimated to have had a $1.5 million decrease on net sales during the first half of fiscal 2013 over the first half of fiscal 2012. The impact of foreign currency changes was to decrease the second quarter year-to-date fiscal 2013 sales by approximately $5.5 million compared to the same period in the prior year. The remaining change in net sales was primarily driven by increased volumes.

Operating earnings within Non-North America were $4.6 million and $8.8 million for the second quarter of fiscal 2013 and fiscal 2012, respectively, and represents 5.0 percent and 10.1 percent of net sales for the second quarter of fiscal 2013 and fiscal 2012, respectively. The acquisition of POSH had no impact on operating earnings for the second quarter of fiscal 2013. The impact of foreign currency changes decreased the current periods operating earnings for Non-North America by approximately $0.7 million compared to the same period in the prior year. The remaining decrease in operating earnings was primarily driven by leverage due to lower sales volumes.

Year-to-date operating earnings for Non-North America decreased $8.3 million to $10.1 million. The extra week of operations in the first half of fiscal 2012 contributed an estimated $0.6 million additional operating earnings. The acquisition of POSH contributed an additional $0.7 million of operating earnings to the first half of fiscal 2013. The impact of foreign currency changes decreased the operating earnings for the first six months of fiscal 2013 for Non-North America by approximately $2.6 million compared to the same period in the prior year. The remaining change in operating earnings as a percent of net sales was primarily driven by changes in sales mix.

Specialty and Consumer
Net sales for the second quarter within the Specialty and Consumer reportable segment (Specialty and Consumer) were $44.3 million compared to $36.4 million in the prior year period. The change in net sales was primarily driven by increased volumes.

Year-to-date net sales for the first half of fiscal 2013 for Specialty and Consumer were $79.1 million and were flat as compared to the same period in the prior year. The extra week of operations in the first half of fiscal 2012 contributed approximately $3 million in net sales. The impact of net changes in pricing is estimated to have had a $0.5 million increase on net sales during the first six months of fiscal 2013 as compared to the same period in the prior year. The remaining change in net sales was primarily driven by increased volumes.

Operating earnings within Specialty and Consumer were $3.9 million for the second quarter of fiscal 2013 or 8.8 percent of net sales. This compares to operating earnings of $3.6 million or 9.9 percent of net sales in the same period in the prior fiscal year. Operating earnings for the period included a charge of $1.2 million for legacy pension costs. The remaining change in operating earnings as a percent of net sales was driven by increased sales volumes in the current period.

Year-to date operating earnings within Specialty and Consumer decreased $1.5 million to $6.3 million for the first half of fiscal 2013. Operating earnings for the six month period included a charge of $1.2 million for legacy pension costs. The extra week of operations in the first half of fiscal 2012 contributed an estimated $0.3 million additional operating earnings.

Financial Condition, Liquidity, and Capital Resources
The table below presents certain key cash flow and capital highlights for the periods indicated.

(In millions)	Six Months Ended
	December 1, 2012	December 3, 2011
Cash and cash equivalents, end of period	$185.7	$181.0
Marketable securities, end of period	9.5	9.7
Cash provided by operating activities	47.3	38.7
Cash (used in) provided by investing activities	(29.8)	0.9
Cash (used in) provided by financing activities	(3.7)	(0.1)
Capital expenditures	(29.1)	(13.2)
Stock repurchased and retired	(0.4)	(2.7)
Notes payable	2.4	—
Interest-bearing debt, end of period	250.0	250.0
Available unsecured credit facility, end of period (1)	142.3	140.1
(1) Amounts shown are net of outstanding letters of credit of $7.7 million and $9.9 million at December 1, 2012 and December 3, 2011, respectively, which are applied against the company's unsecured credit facility.

Cash Flow — Operating Activities
Cash generated from operating activities was $47.3 million for the six months ended December 1, 2012, as compared to $38.7 million in the prior year.

Six Months Ended December 1, 2012
Through the first six months of fiscal 2013, changes in working capital balances drove a use of cash totaling $16.3 million. The main factors impacting working capital were increases in accounts receivable and inventory of $8.7 million and $8.8 million, respectively. These amounts were partially offset by a decrease in prepaid expenses of $2.5 million.

The company is not planning any cash contributions to its defined benefit pension plans in the remainder of fiscal 2013. The company froze future benefit accruals of its primary domestic defined benefit plan as of September 1, 2012. The termination process is expected to take 12 to 24 months from the time that the benefit accruals were frozen, at which time the company will make the final plan contributions necessary to complete the termination process which are estimated to be $50 million.

Six Months Ended December 3, 2011
Through the first six months of fiscal 2012, changes in working capital balances drove a use of cash totaling $31.7 million. The main factors impacting working capital were increases in accounts receivable and inventory balances of $15.0 million and $9.2 million, respectively. These amounts were partially offset by a decrease in prepaid balances of $12.4 million. A decrease in accrued compensation and employee incentive accruals of $22.0 million also contributed to the use of cash. The company also contributed cash of $3.7 million to its primary domestic benefit plan during the first six months of fiscal 2012.

Cash Flow — Investing Activities
The most significant cash outflow during the first six months of fiscal 2013 relates to investments in capital assets. The company purchased $29.1 million of capital assets in fiscal 2013 compared to $13.2 million in the first six months of fiscal 2012. $7.4 million of the first six month's capital expenditures relate to the company's purchase of property for the planned construction of a new manufacturing facility in Ningbo, China. At the end of the second quarter of fiscal 2013, there were outstanding commitments for capital purchases of $12.4 million. The company expects full-year capital purchases to be between $50 million and $60 million primarily due to planned investments in the company's facilities. This compares to full-year capital spending of $28.5 million in fiscal 2012. The company also received cash proceeds of $6.2 million from the sale of a dealership during the prior year second quarter and $13.8 million year-to-date, which includes the sale of two dealers during the first quarter of fiscal 2012. The company also made a $1.7 million payment during the second quarter of fiscal 2013 related to an adjusted purchase price for the company's acquisition of POSH.

Cash Flow — Financing Activities
Cash outflows from financing activities were $3.7 million for the first six months of fiscal 2013 compared to a use of cash of $0.1 million in the first six months last year. Cash outflows for dividend payments were $6.5 million and $2.5 million for the first six months of fiscal 2013 and fiscal 2012, respectively. Dividend payments this quarter reflected the increased quarterly dividend of $0.09 per share the company announced at the start of this fiscal year. In total, cash dividends paid for the three months ended December 1, 2012 were $5.2 million compared to $1.3 million for the three months ended December 3, 2011. Cash inflows for stock issuances related to employee benefit programs were $0.8 million and$5.1 million during the six months of fiscal 2013 and fiscal 2012, respectively. During the second quarter of fiscal 2013 the company also borrowed $2.4 million to meet short term working capital needs for its Ningbo, China operations.

Outstanding standby letters of credit totaled $7.7 million and are considered as usage against the company's unsecured revolving credit facility at the end of the second quarter fiscal 2013. At the end of the second quarter the availability under this credit facility was $142.3 million. The provisions of the private placement notes and unsecured credit facility require that the company adhere to certain covenant restrictions and maintain certain performance ratios. The company was in compliance with all such restrictions and performance ratios this quarter and expects to remain in compliance in the future.

At the end of the second quarter fiscal 2013, the company had cash of $185.7 million including $44.9 million of cash held outside the U.S. In addition, the company had marketable securities of $9.5 million held by one of its international subsidiaries. The subsidiary holding the company's marketable securities is taxed as a U.S. taxpayer at the company's election; consequently, for tax purposes all U.S. tax impacts for this subsidiary have been recorded. The company currently plans to repatriate approximately $4.6 million within fiscal 2013 from foreign subsidiaries, for which all U.S taxes have been recorded. The company's intent is to permanently reinvest the remainder of the cash amounts outside the U.S. The company's plans do not demonstrate a need to repatriate these balances to fund U.S. operations.

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

Variable Interest Entities
On occasion, the company provides financial support to certain independent dealers in the form of term loans, lines of credit, and/or loan guarantees that may represent variable interests in such entities. As of December 1, 2012, the company was not considered the primary beneficiary of any such dealer relationships under FASB ASC Topic 810, Consolidation. Accordingly, the company is not required to consolidate the financial statements of any of these entities as of December 1, 2012.

The risk and rewards associated with the interests in these dealerships are primarily limited to the outstanding loans and guarantee amounts. As of December 1, 2012, the company's maximum exposure to potential losses, net of reserve amounts, related to outstanding loans to these other entities was zero.

Contingencies
See Note 12 to the condensed consolidated financial statements.

Critical Accounting Policies
The company strives to report financial results clearly and understandably. The company follows accounting principles generally accepted in the United States in preparing its consolidated financial statements, which require certain estimates and judgments that affect the financial position and results of operations for the company. The company continually reviews the accounting policies and financial information disclosures. A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the company's Form 10-K filing for the year ended June 2, 2012. During the first six months of fiscal 2013, there was no material change in the accounting policies and assumptions previously disclosed.

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

The company's strategy to close and terminate its domestic defined benefit pension plans will likely require benefit distributions in the form of purchased annuity contracts  for certain plan participants. The cost of these contracts will depend on a variety of market specific factors, including but not limited to the general level of demand in the market for similar annuity contracts, the profile of plan participants who elect to have their benefits distributed in the form of an annuity, and the level of market interest rates at the time of purchase. The company expects the termination process to be completed during the second quarter of fiscal 2014. At the time of termination the company will be required to make additional contributions to the plans. The company estimates that this additional funding will be approximately $50 million during the second quarter of fiscal 2014.

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

In the normal course of business, the company enters into contracts denominated in foreign currencies. The principal foreign currencies in which the company conducts its business are the British pound sterling, European euro, Canadian dollar, Australian dollar, Japanese yen, Mexican peso, Brazilian real, Indian rupee, Hong Kong dollar and Chinese renminbi. As of December 1, 2012, eleven contracts in total were placed to offset various currency exposures. To offset net asset exposure denominated in non-functional currency, four forwards contracts were placed including two forward contracts to sell 5.2 million euros, one forward contract to sell 0.2 million Australian dollars, and one forward contract to sell 0.5 million U.S. dollars. Conversely, seven contracts were placed to offset the company's net liability exposure denominated in non-functional currency. These seven contracts included forward contracts to buy 25.9 million U.S. dollars. As of June 2, 2012, the company had outstanding, ten forward currency instruments designed to offset either net asset or net liability exposure that is denominated in non-functional currencies. Two forward contracts were placed to offset a 3.9 million euro-denominated net asset exposure and two forward contracts were placed to offset a 0.6 million U.S. dollar-denominated net asset exposure. One forward contract was placed to offset 0.3 million Australian dollar-denominated net asset exposure. Five forward contracts were placed to offset a 4.2 million U.S.dollar-denominated net liability exposure.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Under the supervision of, and with the participation of management, the company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 1, 2012, and have concluded that as of that date, the company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
There were no changes in the company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended December 1, 2012, that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

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

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(A) Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during the quarter ended December 1, 2012.

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
9/2/12-9/29/12	227	$19.98	227	$166,198,050
9/30/12-10/27/12	—	$—	—	$166,198,050
10/28/12-12/1/12	—	$—	—	$166,198,050
Total	227		227
(1) No shares were purchased outside of a publicly announced plan or program.

No repurchase plans expired or were terminated during the second quarter of fiscal 2013, nor do any plans exist under which the company does not intend to make further purchases.

During the period covered by this report, the company did not sell any of its equity shares that were not registered under the Securities Act of 1933.

Item 3:	Defaults upon Senior Securities — None

Item 4:	Mine Safety Disclosures — Not applicable

Item 5:	Other Information — None

Item 6:	Exhibits

The following exhibits (listed by number corresponding to the Exhibit table as Item 601 in Regulation S-K) are filed with this Report:

Exhibit Number	Document

10.1	Second Amended and Restated Credit Agreement dated as of November 18, 2011 among Herman Miller, Inc., Subsidiary
Borrowers, various lenders, Wells Fargo Bank, National Association, as Administrative Agent, and JPMorgan Chase Bank
N.A. as Syndication Agent.

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

HERMAN MILLER, INC.

January 9, 2013	/s/ Brian C. Walker
Brian C. Walker
Chief Executive Officer
(Duly Authorized Signatory for Registrant)

January 9, 2013	/s/ Gregory J. Bylsma
Gregory J. Bylsma
Chief Financial Officer
(Duly Authorized Signatory for Registrant)