Form 10-Q
period 2013-03-02
MILLER HERMAN INC
filed 2013-04-11
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ _ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 2, 2013	Commission File No. 001-15141

HERMAN MILLER, INC.

A Michigan Corporation	ID No. 38-0837640

855 East Main Avenue, Zeeland, MI 49464-0302	Phone (616) 654 3000

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
Yes [_] No [ X ]

Common Stock Outstanding at April 8, 2013 - 58,617,907 shares

HERMAN MILLER, INC. FORM 10-Q
FOR THE QUARTER ENDED MARCH 2, 2013

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions Except Share Data)
(Unaudited)

	March 2, 2013	June 2, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$198.1	$172.2
Marketable securities	10.2	9.6
Accounts receivable, net	154.6	159.7
Inventories, net	66.4	59.3
Prepaid expenses and other	48.9	54.5
Total current assets	478.2	455.3
Property and equipment, at cost	727.7	711.5
Less — accumulated depreciation	(559.9)	(555.5)
Net property and equipment	167.8	156.0
Other Assets:
Goodwill	146.3	146.4
Indefinite-lived intangibles	39.3	39.3
Other amortizable intangibles, net	29.4	31.1
Other noncurrent assets	15.2	11.0
Total other assets	230.2	227.8
Total Assets	$876.2	$839.1

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$103.8	$115.8
Accrued compensation and benefits	60.4	54.5
Accrued warranty	24.0	22.2
Other accrued liabilities	61.8	61.2
Total current liabilities	250.0	253.7
Long-term Liabilities:
Long-term debt	250.0	250.0
Pension and post-retirement benefits	45.2	37.9
Other liabilities	38.7	49.2
Total long-term liabilities	333.9	337.1
Total Liabilities	583.9	590.8
Stockholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized, none issued)	—	—
Common stock, $0.20 par value (240,000,000 shares authorized)	11.7	11.7
Additional paid-in capital	98.6	90.9
Retained earnings	315.1	288.2
Accumulated other comprehensive loss	(131.2)	(140.6)
Key executive deferred compensation plans	(1.9)	(1.9)
Total Stockholders' Equity	292.3	248.3
Total Liabilities and Stockholders' Equity	$876.2	$839.1

See accompanying notes to condensed consolidated financial statements.

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 2, 2013	March 3, 2012	March 2, 2013	March 3, 2012
Net Sales	$423.5	$399.8	$1,315.0	$1,303.5
Cost of Sales	279.1	265.6	872.4	862.9
Gross Margin	144.4	134.2	442.6	440.6
Operating Expenses	117.0	108.9	362.2	332.8
Restructuring and Other Related Expenses	—	—	1.2	—
Operating Earnings	27.4	25.3	79.2	107.8
Other Expenses:
Interest expense	4.2	4.1	12.9	13.3
Other, net	(0.1)	(0.2)	0.1	0.7
Earnings Before Income Taxes	23.3	21.4	66.2	93.8
Income Tax Expense	6.8	6.5	21.4	30.6
Net Earnings	$16.5	$14.9	$44.8	$63.2
Earnings Per Share — Basic	$0.28	$0.26	$0.77	$1.09
Earnings Per Share — Diluted	$0.28	$0.26	$0.76	$1.08
Comprehensive Income	$10.6	$17.2	$54.1	$60.1
Dividends Declared, Per Share	$0.125	$0.022	$0.305	$0.066

See accompanying notes to condensed consolidated financial statements.

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS
(Dollars in Millions)
(Unaudited)

	Nine Months Ended
	March 2, 2013	March 3, 2012
Cash Flows from Operating Activities:
Net earnings	$44.8	$63.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	28.1	27.9
Stock-based compensation	5.8	4.5
Pension and post-retirement expenses	28.1	8.3
Deferred taxes	(19.6)	(0.2)
Gain on sales of property and dealers	(0.9)	—
Restructuring and other related expenses	1.2	—
Other, net	1.4	2.7
Increase in current assets	2.8	29.9
Decrease in current liabilities	(7.5)	(34.5)
Decrease in non-current liabilities	(6.9)	(19.4)
Net Cash Provided by Operating Activities	77.3	82.4

Cash Flows from Investing Activities:
Proceeds from sales of property and dealers	1.1	13.8
Marketable securities purchases	(2.5)	(5.6)
Marketable securities sales	2.0	5.9
Acquisitions, net of cash received	(1.7)	—
Capital expenditures	(39.4)	(19.1)
Other, net	(0.4)	(1.2)
Net Cash Used in Investing Activities	(40.9)	(6.2)

Cash Flows from Financing Activities:
Dividends paid	(11.8)	(3.8)
Proceeds from notes payable	2.4	—
Notes payable payments	(2.4)	—
Common stock issued	5.5	5.9
Common stock repurchased and retired	(3.5)	(2.7)
Net Cash Used in Financing Activities	(9.8)	(0.6)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(0.7)	—

Net Increase in Cash and Cash Equivalents	25.9	75.6

Cash and Cash Equivalents, Beginning of Period	172.2	142.2

Cash and Cash Equivalents, End of Period	$198.1	$217.8

See accompanying notes to condensed consolidated financial statements.

HERMAN MILLER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION
The condensed consolidated financial statements have been prepared by Herman Miller, Inc. (“the company”), in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Management believes the disclosures made in this document are adequate with respect to interim reporting requirements.

The accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position of the company as of March 2, 2013, and the results of its operations and cash flows for the interim periods presented. Operating results for the nine-month period ended March 2, 2013, are not necessarily indicative of the results that may be expected for the year ending June 1, 2013. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the company's Form 10-K filing for the year ended June 2, 2012. Certain prior year information has been reclassified to conform to the current year presentation.

2. NEW ACCOUNTING STANDARDS
In July 2012, the FASB issued ASU No. 2012-02, "Intangibles-Goodwill and Other (ASC Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment." ASU 2012-02 amends prior indefinite-lived intangible asset impairment testing guidance. Under ASU 2012-02, the company has the option to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that an indefinite-lived intangible asset is impaired. If, after considering the totality of events and circumstances, an entity determines it is more likely than not that an indefinite-lived intangible asset is not impaired, then calculating the fair value of such asset is unnecessary. ASU 2012-02 was effective for the company in the second quarter of fiscal 2013. The adoption did not have a material impact on the company's consolidated financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income (ASC Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail on these amounts. This ASU is effective prospectively for reporting periods beginning after December 15, 2012. The company is currently evaluating the impact of adopting this guidance.

3. FISCAL YEAR
The company's fiscal year ends on the Saturday closest to May 31. Fiscal 2013, the year ending June 1, 2013, and fiscal 2012, the year ended June 2, 2012, contain 52 weeks and 53 weeks, respectively. The first nine months of fiscal 2013 and fiscal 2012 contained 39 weeks and 40 weeks, respectively. The third quarter of fiscal 2013 and fiscal 2012 contained 13 weeks, respectively.

4. ACQUISITIONS AND DIVESTITURES
Acquisitions
On April 3, 2012, the company acquired POSH Office Systems Ltd. ("POSH"). POSH is a Hong Kong-based designer and distributor of office furniture systems, freestanding furniture, seating, and filing and storage with distribution in Hong Kong and China. The allocation of the purchase price was finalized during the third quarter of fiscal 2013, as a result of which no significant changes were made to the previously recorded amounts. The consideration transferred to acquire POSH includes $47.1 million in net cash transferred during fiscal 2012 and an additional component of performance based contingent consideration ranging between $1.0 million and $13.0 million to be earned over the next three years. The company also made a $1.7 million cash payment during the second quarter of fiscal 2013 as final settlement of the cash purchase price for the company's acquisition of POSH. This payment resulted in adjustments to the preliminary purchase accounting resulting in an increase in goodwill and accrued liabilities.

Divestitures
During the third quarter of fiscal 2013, the company completed the sale of one wholly-owned contract furniture dealership in Florida. A gain on sale of $1.0 million was recognized as a result of the transaction. Furthermore, the company completed the sale of one wholly-owned contract furniture dealership in California during the second quarter of fiscal year 2012, as well as two wholly-owned contract furniture dealerships in Texas and Colorado during the first quarter of fiscal year 2012. The effect of these transactions on the company's consolidated financial statements was not material.

5. INVENTORIES

(In millions)	March 2, 2013	June 2, 2012
Finished goods and work in process	$47.3	$40.4
Raw materials	19.1	18.9
Total	$66.4	$59.3

Inventories are valued at the lower of cost or market and include material, labor, and overhead. The inventories of the majority of domestic manufacturing subsidiaries are valued using the last-in, first-out method ("LIFO"). The inventories of all other subsidiaries are valued using the first-in, first-out method.

6. GOODWILL AND INDEFINITE-LIVED INTANGIBLES
Goodwill and other indefinite-lived assets included in the Condensed Consolidated Balance Sheets consist of the following as of March 2, 2013 and June 2, 2012:

(In millions)	Goodwill	Indefinite-lived Intangible Assets	Total Goodwill and Indefinite-lived Intangible Assets
June 2, 2012	$146.4	$39.3	$185.7
Foreign currency translation adjustments	—	—	—
Sale of owned dealer	(0.1)	—	(0.1)
March 2, 2013	$146.3	$39.3	$185.6

7. EMPLOYEE BENEFIT PLANS
The company maintains retirement benefit plans for substantially all of its employees.

Pension Plans and Post-Retirement Medical Insurance
During the fourth quarter of fiscal 2012, the company announced a change to its employee retirement programs from a defined benefit-based model to a defined contribution structure. The company approved a plan to freeze future benefit accruals of its primary domestic defined benefit plan as of September 1, 2012 and intends to ultimately terminate its domestic defined benefit plans. The company transitioned employees to a new defined contribution program as of September 1, 2012. The termination process for the defined benefit plans is expected to take 12 to 18 months from September 1, 2012.

The measurement date for the company's primary domestic pension plan is the last day of the fiscal year. Certain participants of this plan elected a lump-sum payment of their pension benefits during the second quarter and third quarter of fiscal 2013. These elections resulted in the recognition of settlement expenses of $16.0 million in the second quarter and $1.7 million in the third quarter of fiscal 2013. Subsequent to the accounting for this settlement activity, the company then remeasured the assets and liabilities of this plan as of the end of the second quarter and third quarter of fiscal 2013.

A pension settlement charge is recorded when the total lump-sum payments for a year exceed total service and interest costs recognized for that year. The settlement charge recognizes a pro-rata portion of the unrecognized actuarial net losses equal to the percentage reduction in the pension benefit obligation. The settlement expenses recognized do not affect total equity, as the amounts are reclassified from accumulated other comprehensive loss within stockholders' equity.

Based on information currently available to the company, it is likely, but not certain, that the company will recognize additional settlement expenses between $1.0 million and $3.0 million over the balance of fiscal 2013.

Components of Net Periodic Benefit Costs

(In millions)	Three Months Ended
	Pension Benefits		Other Post-Retirement Benefits
	March 2, 2013	March 3, 2012	March 2, 2013	March 3, 2012
Domestic:
Service cost	$—	$1.7	$—	$—
Interest cost	2.4	3.6	0.1	0.1
Expected return on plan assets	(2.9)	(4.8)	—	—
Net amortization loss	2.8	1.8	—	—
Settlement loss recognized	1.7	—	—	—
Net periodic benefit cost	$4.0	$2.3	$0.1	$0.1

International:
Service cost	$—	$0.4
Interest cost	0.9	1.0
Expected return on plan assets	(1.2)	(1.2)
Net amortization loss	0.4	0.1
Net periodic benefit cost	$0.1	$0.3

	Nine Months Ended
	Pension Benefits		Other Post-Retirement Benefits
	March 2, 2013	March 3, 2012	March 2, 2013	March 3, 2012
Domestic:
Service cost	$1.9	$5.2	$—	$—
Interest cost	8.3	10.8	0.2	0.3
Expected return on plan assets	(9.2)	(14.4)	—	—
Net amortization loss	8.9	5.4	0.1	0.1
Settlement loss recognized	17.7	—	—	—
Net periodic benefit cost	$27.6	$7.0	$0.3	$0.4

International:
Service cost	$—	$1.2
Interest cost	2.8	3.0
Expected return on plan assets	(3.7)	(3.6)
Net amortization loss	1.1	0.3
Net periodic benefit cost	$0.2	$0.9

8. EARNINGS PER SHARE
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS).

	Three Months Ended		Nine Months Ended
	March 2, 2013	March 3, 2012	March 2, 2013	March 3, 2012
Numerators:
Numerator for both basic and diluted EPS, net earnings (In millions)	$16.5	$14.9	$44.8	$63.2

Denominators:
Denominator for basic EPS, weighted-average common shares outstanding	58,450,601	58,215,396	58,380,853	58,144,031

Potentially dilutive shares resulting from stock plans	432,176	278,460	368,632	270,676

Denominator for diluted EPS	58,882,777	58,493,856	58,749,485	58,414,707

Options to purchase 1,916,184 shares and 2,072,970 shares of common stock for the three months ended March 2, 2013 and March 3, 2012, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.
Options to purchase 2,029,901 and 1,944,687 shares of common stock for the nine months ended March 2, 2013 and March 3, 2012, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.

Restricted stock and restricted stock units granted to certain key employees of the company are included in the denominator for diluted EPS. Each restricted stock unit represents one equivalent share of the company's common stock to be awarded, free of restrictions, after the vesting period. However, these units do not entitle participants to the rights of shareholders of common stock, such as voting rights, and they are forfeitable at all times prior to the vesting date. Dividend-equivalent awards are credited and accumulate quarterly and are forfeitable at all times until vested. The company has certain share-based payment awards that meet the definition of participating securities. The company has evaluated the impact on EPS of all participating securities under the two-class method, noting the impact on EPS was immaterial.

9. STOCK-BASED COMPENSATION
The company's stock-based compensation expense for the three months ended March 2, 2013 and March 3, 2012 was $2.0 million and $1.5 million, respectively. The related income tax benefit was $0.7 million and $0.5 million for the three months ended March 2, 2013 and March 3, 2012, respectively. For the nine months ended March 2, 2013 and March 3, 2012, compensation costs were $5.8 million and $4.5 million, respectively. The related income tax benefit for the respective nine month periods was $2.1 million and $1.6 million, respectively.

Stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine month periods ended March 2, 2013 and March 3, 2012 has been reduced for estimated forfeitures, as it is based on awards ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

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

	Three Months Ended		Nine Months Ended
	March 2, 2013 (5)	March 3, 2012 (5)	March 2, 2013	March 3, 2012
Risk-free interest rates (1)	—%	—%	0.77%	1.75%
Expected term of options (in years) (2)			5.5	5.5
Expected volatility (3)	—%	—%	47%	42%
Dividend yield (4)	—%	—%	1.98%	0.34%
Weighted-average grant-date fair value of stock options:
Granted with exercise prices equal to the fair market value of the stock on the date of grant	$—	$—	$6.52	$10.15

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
(4) Represents the company's estimated cash dividend yield over the expected term of the options.
(5) No stock options were granted during the three months ended March 2, 2013 and March 3, 2012.

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

Restricted Stock Units
The company grants restricted stock units to certain key employees. The awards generally cliff-vest after a three or five-year service period, with prorated vesting under certain circumstances and full or partial accelerated vesting upon retirement. Each restricted stock unit represents one equivalent share of the company's common stock to be awarded, free of restrictions, after the vesting period. Compensation expense related to these awards is recognized over the requisite service period. Dividend equivalent awards are credited quarterly. The units do not entitle participants the rights of shareholders of common stock, such as voting rights, until shares are issued after the vesting period.

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

10. INCOME TAX DISCLOSURE
The effective tax rates for the three months ended March 2, 2013 and March 3, 2012, were 29.4 percent and 30.3 percent, respectively. For the nine months ended March 2, 2013 and March 3, 2012, the effective tax rates were 32.3 percent and 32.6 percent respectively. The company's United States federal statutory rate is 35 percent. The effective rate in the current year and the prior year are below the statutory rate primarily due to the manufacturing deduction under the American Jobs Creation Act of 2004 (AJCA) and research and development credits due to the signing of the American Taxpayer Relief Act of 2012, extending the benefits retroactively to January 2012. The effective tax rate in the prior year was below the statutory rate primarily due to the manufacturing deduction under the AJCA.

The company has income tax accruals associated with uncertain tax benefits totaling $1.5 million and $1.7 million as of March 2, 2013 and March 3, 2012, respectively.

The company recognizes interest and penalties related to uncertain tax benefits through income tax expense in its Condensed Consolidated Statements of Operations and Comprehensive Income. Interest and penalties for the nine months ended March 2, 2013 and March 3, 2012 were negligible, respectively. As of March 2, 2013 and March 3, 2012, the company's recorded liability for potential interest and penalties related to uncertain tax benefits totaled $0.6 million.

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

The following tables set forth financial assets and liabilities measured at fair value in the Condensed Consolidated Balance Sheets and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of March 2, 2013 and June 2, 2012.

(In millions)	Fair Value Measurements
	March 2, 2013	June 2, 2012
Financial Assets	Quoted Prices With Other Observable Inputs (Level 2)	Quoted Prices With Other Observable Inputs (Level 2)
Available-for-sale marketable securities:
Asset-backed securities	$—	$0.2
Corporate securities	2.0	2.7
Government obligations	5.0	3.5
Mortgage-backed securities	3.2	3.2
Foreign currency forward contracts	0.1	0.1
Deferred compensation plan	4.3	3.5
Total	$14.6	$13.2

The company does not hold any level 3 investments. The following is a summary of the carrying and market values of the company's marketable securities as of the respective dates.

	March 2, 2013
(In millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value
Asset-backed securities	$—	$—	$—	$—
Corporate securities	2.0	—	—	2.0
Government obligations	5.0	—	—	5.0
Mortgage-backed securities	3.2	—	—	3.2
Total	$10.2	$—	$—	$10.2

	June 2, 2012
(In millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value
Asset-backed securities	$0.2	$—	$—	$0.2
Corporate securities	2.7	—	—	2.7
Government obligations	3.4	0.1	—	3.5
Mortgage-backed securities	3.2	—	—	3.2
Total	$9.5	$0.1	$—	$9.6

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

The company reviews its investment portfolio for any unrealized losses that would be deemed other-than-temporary and require the recognition of an impairment loss in earnings. If the cost of an investment exceeds its fair value, the company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than its cost, the company's intent to hold the investment, and whether it is more likely than not that the company will be required to sell the investment before recovery of the amortized cost basis. The company also considers the type of security, related industry and sector performance, and published investment ratings. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. If conditions within individual markets, industry segments, or macro-economic environments deteriorate, the company could incur future impairments.

Maturities of debt securities included in marketable securities as of March 2, 2013, are as follows.

(In millions)	Cost	Fair Value
Due within one year	$3.0	$3.0
Due after one year through five years	7.2	7.2
Total	$10.2	$10.2

There were no investments in unrealized loss positions as of March 2, 2013 and June 2, 2012.

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

(In millions)	Three Months Ended		Nine Months Ended
	March 2, 2013	March 3, 2012	March 2, 2013	March 3, 2012
Accrual Balance — beginning	$23.4	$18.7	$22.2	$17.0
Accrual for warranty matters	5.4	8.5	16.8	23.2
Settlements and adjustments	(4.8)	(5.3)	(15.0)	(18.3)
Accrual Balance — ending	$24.0	$21.9	$24.0	$21.9

Guarantees
The company is periodically required to provide performance bonds in order to do business with certain customers. These arrangements are common and generally have terms ranging between one and three years. The bonds are required to provide assurances to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies; however, the company is ultimately liable for claims that may occur against them. As of March 2, 2013, the company had a maximum financial exposure related to performance bonds totaling approximately $15.5 million. The company has no history of claims, nor is it aware of circumstances that would require it to pay under any of these arrangements. The company also believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company's financial statements. Accordingly, no liability has been recorded as of March 2, 2013 and June 2, 2012.

The company has entered into standby letter of credit arrangements for the purpose of protecting various insurance companies against default on the payment of certain premiums and claims. A majority of these arrangements are related to the company's wholly-owned captive insurance company. As of March 2, 2013, the company had a maximum financial exposure from these standby letters of credit totaling approximately $7.7 million. The company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company's financial statements. Accordingly, no liability has been recorded as of March 2, 2013 and June 2, 2012.

Contingencies
The company leases a facility in the U.K. under an agreement that expired in June 2011, and the company is currently leasing the facility on a month to month basis. Under the terms of the lease, the company is required to perform the maintenance and repairs necessary to address the general dilapidation of the facility. The ultimate cost of this provision to the company is dependent on a number of factors including, but not limited to, the future use of the facility by the lessor and whether the company chooses and is permitted to renew the lease term. The company has estimated the cost of these maintenance and repairs to be between $0 million and $3.0 million, depending on the outcome of future plans and negotiations. As a result, an estimated liability of $1.2 million has been recorded under the caption “Other accrued liabilities” in the Condensed Consolidated Balance Sheets as of March 2, 2013, and June 2, 2012, respectively.

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

	Three Months Ended		Nine Months Ended
(In millions)	March 2, 2013	March 3, 2012	March 2, 2013	March 3, 2012
Net Sales:
North American Furniture Solutions	$285.4	$280.2	$910.4	$932.4
Non-North American Furniture Solutions	90.8	77.8	278.2	250.2
Specialty and Consumer	47.3	41.8	126.4	120.9
Corporate	—	—	—	—
Total	$423.5	$399.8	$1,315.0	$1,303.5

Depreciation and Amortization:
North American Furniture Solutions	$7.4	$7.6	$23.0	$23.8
Non-North American Furniture Solutions	1.3	0.9	3.9	2.8
Specialty and Consumer	0.4	0.4	1.2	1.3
Corporate	—	—	—	—
Total	$9.1	$8.9	$28.1	$27.9

Operating Earnings (Loss):
North American Furniture Solutions	$16.2	$16.4	$52.7	$73.2
Non-North American Furniture Solutions	5.6	5.3	15.7	23.7
Specialty and Consumer	5.7	3.9	12.0	11.7
Corporate	(0.1)	(0.3)	(1.2)	(0.8)
Total	$27.4	$25.3	$79.2	$107.8

Capital Expenditures:
North American Furniture Solutions	$8.7	$4.9	$26.7	$12.0
Non-North American Furniture Solutions	1.5	0.7	12.4	2.3
Specialty and Consumer	0.1	0.3	0.3	4.8
Corporate	—	—	—	—
Total	$10.3	$5.9	$39.4	$19.1

(In millions)	March 2, 2013	June 2, 2012
Total Assets
North American Furniture Solutions	$594.6	$578.5
Non-North American Furniture Solutions	220.8	204.1
Specialty and Consumer	60.8	56.5
Corporate	—	—
Total	$876.2	$839.1

Total Goodwill
North American Furniture Solutions	$104.2	$104.9
Non-North American Furniture Solutions	41.1	40.5
Specialty and Consumer	1.0	1.0
Corporate	—	—
Total	$146.3	$146.4

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

14. RESTRUCTURING ACTIVITIES
In May 2012, the company announced a plan ("The 2012 Plan") to consolidate the Nemschoff manufacturing operations in Sheboygan, Wisconsin with the closure of the Sioux Center, Iowa seating plant. The 2012 Plan also includes the consolidation of the Sheboygan manufacturing sites into one location. This plan will reduce fixed costs and operating expenses in order to improve operating performance, profitability and further enhance productivity. The 2012 Plan reduced the company's workforce in North America by approximately 70 employees. The company anticipates it will incur an additional $0.1 million in restructuring expense during future periods for the 2012 Plan.

The following is a summary of changes in restructuring accruals during fiscal 2012 and fiscal 2013 for the 2012 Plan.

2012 Plan	Total Restructuring Accrual	Severance and Outplacement	Building Impairment	Building Exit
Balance as of May 28, 2011	—	—	—	—
Restructuring and other related expenses	1.6	0.2	1.4	—
Cash payments	(0.1)	—	(0.1)	—
Adjustments	(1.3)	—	(1.3)	—
Balance as of June 2, 2012	0.2	0.2	—	—
Restructuring and other related expenses	1.2	0.3	—	0.9
Cash payments	(0.9)	(0.5)	—	(0.4)
Adjustments	(0.2)	—	—	(0.2)
Balance as of March 2, 2013	0.3	—	—	0.3

15. DEBT
During the second quarter of fiscal 2012, the company entered into an amendment and restatement of the syndicated revolving line of credit, which provides the company with up to $150 million in revolving variable interest borrowing capacity and includes an "accordion feature" allowing the company to increase, at its option and subject to the approval of the participating banks, the aggregate borrowing capacity of the facility by $75 million. The facility expires in November 2016 and outstanding borrowings bear interest at rates based on the prime rate, federal funds rate, LIBOR, or negotiated rates as outlined in the agreement. Interest is payable periodically throughout the period if borrowings are outstanding. As of March 2, 2013 and June 2, 2012, total usage against this facility was $7.7 million and $9.7 million, respectively, all of which related to outstanding letters of credit.

During the second quarter of fiscal 2013, the company entered into a revolving line of credit, which provides the company with approximately $5.0 million in revolving variable interest borrowing capacity. The company intends to utilize the revolver, which is denominated in Chinese Renminbi, to meet working capital cash flow needs at its Ningbo, China operations. The uncommitted facility is subject to changes in bank approval and outstanding borrowings bear interest at rates based on a benchmark lending rate as outlined in the agreement. Each draw on the line of credit is subject to a maximum period of one year, and corresponding interest is payable on the maturity date of each draw. As of March 2, 2013, there were no borrowings against this facility.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors that affected the company's financial condition, earnings and cash flow during the periods included in the accompanying condensed consolidated financial statements and should be read in conjunction with the company's Annual Report on Form 10-K for the fiscal year ended June 2, 2012. References to “Notes” are to the footnotes included in the condensed consolidated financial statements.

Discussion of Current Business Conditions
The third quarter of fiscal 2013 and 2012 included 13 weeks of operations. Fiscal year 2013 year-to-date included 39 weeks of operations as compared to 40 weeks in the prior year period. The extra week in the prior year is required approximately every six years in order to re-align our fiscal reporting dates with the actual calendar months. This is a factor that should be considered when comparing our financial results to the prior year period.

The macro-economic backdrop to our business remained fairly consistent throughout the third quarter - with relative health in some measures being offset by continued weakness in others. While the United States economy has been tepid, it is growing. The U.S. housing market appears poised for a rebound, and employers are beginning to hire as productivity gains are nearly exhausted. Office vacancy rates remain high - a factor offering some companies a positive incentive to move, which typically leads to demand for our products and services. This relatively encouraging picture is offset by uncertainty surrounding the ongoing tax and spending policy debates within the U.S. federal government. While the fiscal policy debate is likely to impact other regions of the world, Asia continues to grow, albeit at a slower rate than the past few years. The European economy remains weak and there appears little prospect of recovery in the near term. While Europe will impact us, we do not have a significant presence on the continent and we leverage our capabilities in the UK to serve the Middle East and other countries in the region. Assuming U.S. policy makers can forge a meaningful, long-term fiscal resolution in the months ahead, we expect U.S. office furniture will continue to grow in calendar 2013. A recovery in housing should help our consumer business, and we believe the long term demographics of U.S. healthcare and emerging economies of Brazil, Russia, India and China are positively aligned with our strategy.

The Business Institutional Furniture Manufacturers Association's ("BIFMA") most recent domestic industry forecast was released in February 2013. This forecast anticipates that orders and shipments for calendar 2013 will increase approximately 3.4 and 2.1 percent, respectively.

Our consolidated net sales in the third quarter totaled $423.5 million, 5.9 percent higher than the same quarter last fiscal year. This sales performance fell short of the $430 million to $450 million revenue range we were expecting at the start of the quarter. While it is not unusual for January to be a soft point in the year, the month of January was particularly soft and ultimately proved to be a bigger hurdle than we expected coming into the period. However, our results for the full quarter reflect encouraging progress in a number of areas, including a return to year-on-year growth after four straight periods of decline. It's also important to note that while January orders were lower than we expected, we saw a marked improvement in orders through February, and this positive momentum has continued into March. The order improvement in the third quarter resulted in orders of $382.2 million, 6.0% higher than the prior year period. Backlog at the end of the quarter was $266.6 million, a 9.4% increase compared to the prior year period.

Gross margin for the quarter of 34.1% significantly exceeded our forecast. A number of factors contributed to this improvement, including improved labor efficiency and strong growth in our higher margin product categories and businesses. We are seeing results from our growth strategy of investing in higher margin products and categories in all segments of our business.

In our North American Furniture Solutions segment, revenue was up approximately 2 percent, while orders were up more than 8 percent from the third quarter of last fiscal year. While demand from the U.S. federal government remains a headwind to year-on-year revenue growth, this was more than offset by broad-based strength across the remaining major industry sectors in North America. Fueling that growth are the investments we're making in higher margin products, including the Thrive Portfolio, and adjacent markets.

We also made progress this quarter strengthening our distribution channel in North America. Late in the quarter we completed the sale of a company-owned dealership. This transaction combines our Florida dealership with a group of existing dealer locations previously aligned with a major competitor; creating the largest commercial interiors distributor in the state of Florida.

The Specialty and Consumer segment posted net sales in the third quarter of $47.3 million, a 13% improvement over the same quarter last fiscal year. Segment orders decreased 2% on a year-over-year basis; however, we posted double-digit growth within the Herman Miller Collection ("Collection"). A key strategic aim for the segment, and particularly for the Collection, is the enhancement of our overall brand. We believe the Collection has successfully begun to increase brand recognition and appreciation among design specifiers, business end-users, and consumers. We're continuing to expand our Collection portfolio by reissuing iconic Herman Miller designs, updated with today's materials and technology, and by introducing wholly new designs.

The Non-North American reportable segment reported net sales of $90.8 million for the quarter. This represents a 16.7% increase from the year ago period. Orders in the quarter of $80.8 million were up 2.9% on a year-over-year basis. The growth in revenue and orders was driven by the acquisition of POSH Office Systems, Ltd. ("POSH"), which the company acquired in April 2012. Beyond this contribution from POSH, we experienced varying rates of growth and decline by region, which in total combined for flat sales and a decrease in orders on a year-over-year basis. Regional volatility is not uncommon within our international business given that it is generally more project dependent than North America. Despite this regional volatility, we have a strong international position, with a growing offer of products appropriate to both mature and developing markets, an expanding brand and dealer presence, and the regional teams to capitalize on our momentum.

As previously announced, in order to improve the predictability of cash flows and expenses associated with our employee benefit programs, we intend to terminate our U.S. defined benefit pension plans in favor of a new defined contribution retirement program. During the second quarter of fiscal 2013, we converted active employees to this new defined contribution program. Concurrent with this change, effective September 1, 2012, we ceased ongoing benefit accruals under the defined benefit pension plans that we plan to terminate in the future. We expect the termination process for the defined benefit pension plans to be completed during the second quarter of fiscal 2014. At the time of termination, we will be required to make additional cash contributions to the plans, which we currently estimate will total between $50 million to $55 million.

Our results for the three and nine months ended March 2, 2013 include expenses associated with the transition from (and planned termination of) the domestic defined benefit pension plans. These expenses, referred to as, “legacy pension costs” throughout this document, include settlements caused by the transition and net periodic benefit expenses, subsequent to September 1, 2012, related to the defined benefit plans in question. They also include incremental pension expenses in the first quarter of fiscal 2013 resulting from modifications we made to the investment strategy of our defined benefit plan assets in order to prepare for the termination process. We recognized legacy pension costs totaling $4.0 million and $24.5 million in the three and nine months ended March 2, 2013, respectively. Of this amount, approximately $3 million and $22 million are recorded within Operating Expenses in the three and nine months ended March 2, 2013, respectively. The remaining portion is included in Cost of Sales, thus reducing gross margin by 20 basis points for both periods.

We announced two increases in our quarterly cash dividend - moving it from $0.022 to $0.125 per share. The increases were driven by improvements we've made to our balance sheet in recent years, including reductions in outstanding debt levels and progress toward the termination of our domestic defined benefit pension plans. In total, cash dividends paid were $5.3 million in the third quarter of fiscal 2013 compared to $1.3 million in the third quarter of last fiscal year. Through the first nine months of fiscal 2013, dividend payments totaled $11.8 million compared to $3.8 million in the same period last fiscal year.

The remaining sections within Item 2 include additional analysis of our three and nine months ended March 2, 2013, including discussion of significant variances compared to prior year periods.

Analysis of Third Quarter Results
The following table presents certain key highlights from the results of operations for the periods indicated.

(In millions, except per share data)	Three Months Ended			Nine Months Ended
	March 2, 2013	March 3, 2012	Percent Change	March 2, 2013	March 3, 2012	Percent Change
				(39 weeks)	(40 weeks)
Net Sales	$423.5	$399.8	5.9%	$1,315.0	$1,303.5	0.9%
Gross Margin	144.4	134.2	7.6	442.6	440.6	0.5
Operating Expenses	117.0	108.9	7.4	362.2	332.8	8.8
Restructuring and other related expenses	—	—	—	1.2	—	—
Operating Earnings	27.4	25.3	8.3	79.2	107.8	(26.5)
Net Earnings	16.5	14.9	10.7	44.8	63.2	(29.1)
Earnings per share - diluted	0.28	0.26	7.7	0.76	1.08	(29.6)
Orders	382.2	360.5	6.0	$1,310.0	$1,281.9	2.2%
Backlog	$266.6	$243.8	9.4%

The following table presents, for the periods indicated, the components of the company's Condensed Consolidated Statements of Operations and Comprehensive Income as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	March 2, 2013	March 3, 2012	March 2, 2013	March 3, 2012
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	65.9	66.4	66.3	66.2
Gross Margin	34.1	33.6	33.7	33.8
Operating Expenses	27.6	27.2	27.5	25.5
Restructuring and other related costs	—	—	0.1	—
Operating Earnings	6.5	6.3	6.0	8.3
Other Expense, net	1.0	1.0	1.0	1.1
Earnings Before Income Taxes	5.5	5.4	5.0	7.2
Income Tax Expense	1.6	1.6	1.6	2.3
Net Earnings	3.9%	3.7%	3.4%	4.8%

Consolidated Sales
Net sales in the third quarter of fiscal 2013 were $423.5 million, an increase of $23.7 million from the same period last year. The fourth quarter fiscal 2012 acquisition of POSH contributed an additional $13 million in net sales in the current quarter, which was partially offset by a $7 million decrease in sales to the U.S. federal government. The remaining change in sales was due to increased volumes in the current period.

For the first nine months of fiscal 2013, net sales were $1,315.0 million; an increase of $11.5 million from the same period last year. The prior year included an extra week of operations and revenue from a dealer that was sold during the second quarter of fiscal 2012. These items contributed to a comparative reduction in net sales versus last year by approximately $32 million and $7 million, respectively. Foreign exchange rate changes also decreased net sales by approximately $6 million in the first nine months of fiscal year 2013. These factors were offset by the fourth quarter fiscal 2012 acquisition of POSH, which accounted for approximately $40 million in net sales in the first nine months of fiscal 2013. Also, the capture of price increases (net of deeper discounting) increased net sales in the first nine months of fiscal 2013 by approximately $3 million. The first nine months of fiscal 2013 also experienced a $47 million decrease in sales to the U.S. federal government. The remaining change in sales was due to increased volumes in the first nine months of fiscal 2013.

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

For the three-month period ended March 2, 2013, the company's domestic U.S. shipments, as defined by BIFMA, increased 2.5 percent year-over-year, while the company's domestic orders increased 10.4 percent. BIFMA reported an estimated year-over-year decrease in shipments of 0.2 percent and an increase in orders of 2.4 percent for the comparable period.

Consolidated Gross Margin
Consolidated gross margin in the third quarter was 34.1 percent of net sales; an increase of 50 basis points compared to the third quarter last year.

Direct material costs were 41.8 percent of net sales, a decrease of 20 basis points from the third quarter last year. The material costs as a percent of net sales was impacted by approximately a 10 basis point increase related to the acquisition of POSH. Offsetting this increase were favorable impacts from lower commodity costs (primarily steel and steel components) of 10 basis points. The remaining improvement is related to favorable impact of changes in the product and channel mix compared to the prior year period.

Direct labor was 6.6 percent of net sales for the third quarter, a decrease of 40 basis points from the third quarter of last year. The decrease is primarily related to improved labor efficiency compared to the prior year period.

Manufacturing overhead was 11.6 percent of net sales for the third quarter; increasing 30 basis points from the prior year period. Overhead costs in the third quarter of fiscal 2013 included approximately $0.9 million of incremental employee benefit costs related to the transition from (and planned termination of) the domestic defined benefit pension plans, accounting for a 20 basis point increase in overhead as a percent of net sales. Overhead costs as a percent of net sales were also increased by approximately 30 basis points due to higher employee incentive costs. These increases were partially offset by an approximate 20 basis point decrease in manufacturing overhead percent due to increased absorption of overhead costs.

Freight costs were 4.1 percent of net sales for the third quarter; decreasing 20 basis points compared to the same period last year. This was driven primarily by improved shipping efficiencies and a 2% reduction in average diesel price.

Net sales, cost of sales and resulting gross margin are affected by changes in foreign currency exchange rates. During the third quarter the estimated impact was a decrease to gross margin of $0.3 million relative to the prior year period.

For the first nine months of fiscal 2013, consolidated gross margin was 33.7 percent of net sales; a decrease of 10 basis points from the gross margin reported in the same period last year. The impact of incremental employee benefit costs related to legacy pension costs accounted for a 20 basis point decrease in the gross margin percent for the first nine months of fiscal 2013. The third quarter fiscal 2013 year-to-date gross margin was favorably impacted by 20 basis points related to net pricing increases. Lower commodity costs contributed an additional 30 basis points of improvement. The remaining decrease in the year-to-date gross margin was due to a shift in product mix.

Operating Expenses and Operating Earnings
Third quarter operating expenses were $117.0 million, or 27.6 percent of net sales, which is an increase of $8.1 million over the third quarter of fiscal 2012. The increase in operating expenses primarily relates to legacy pension costs of $3.1 million, and the acquisition of POSH, which contributed an additional $2.5 million of operating expenses in the quarter. In addition, research and development, marketing expenses, and employee incentive costs increased $2.3 million, $1.9 million, and $1.7 million, respectively. Warranty expenses for the period were lower by approximately $3 million due to lower customer specific claims in the period compared to the prior year and changes in estimate in the prior year related to higher warranty claims loss experience. The remaining change was related to decreases in various other operating expenses compared to the prior year period.

Operating expenses are also impacted by changes in foreign currency exchange rates. During the third quarter of fiscal 2013, the estimated impact to operating expenses was an increase of approximately $0.1 million relative to the prior year period.

For the first nine months of fiscal 2013, operating expenses (including restructuring related expenses) were $363.4 million compared to $332.8 million in the prior year period; an increase of $30.6 million. The increase in operating expenses primarily relates to the legacy pension costs of $22 million. The acquisition of POSH contributed an additional $8.3 million of operating expenses. In addition, research and development expenses increased $5 million. The 2012 Plan to consolidate the Nemschoff manufacturing operations resulted in a $1.2 million increase in expenses for the first nine months of fiscal 2013. The extra week of operations in the prior year included approximately $3.0 million in additional compensation expense. Warranty expenses for the period were lower by approximately $6 million due to lower customer specific claims and changes in estimate in the prior year related to higher warranty claims loss experience. The remaining change was due to increases in various other operating expenses compared to the prior year period.

Operating earnings in the third quarter were $27.4 million, an increase of $2.1 million compared to the same period last year. This increase relates to improvements in gross margin of $10.2 million net of the increases in operating expenses of $8.1 million. The year-to-date operating earnings were $79.2 million compared to the year-to-date operating earnings of $107.8 million for fiscal 2012. The largest contributor of this decrease was the legacy pension costs of $24.5 million.

Other Income/Expense and Income Taxes
Net other expense of $4.1 million in the third quarter of fiscal 2013 was $0.2 million higher compared to the prior year period. The increase in the current period was due to an increase in the currency loss of $0.1 million in the third quarter of fiscal 2013 compared to the prior year period.

Net other expense for fiscal 2013 year-to-date was $13.0 million, a $1.0 million decrease compared to the prior year period. The decrease was primarily due to lower currency loss of $0.1 million and higher investment income compared to the prior year period.

The effective tax rates for the three months ended March 2, 2013 and March 3, 2012 were 29.4 percent and 30.3 percent, respectively. The effective tax rates for the nine months ended March 2, 2013 and March 3, 2012 were 32.3 percent and 32.6 percent, respectively. The effective rate in the current year and the prior year are below the statutory rate primarily due to the manufacturing deduction under the American Jobs Creation Act of 2004. The rate decrease in the current quarter in relationship to the prior year's quarter relates primarily to the U.S. Congress extending the research & development tax credit for a two year period. The extension applies retroactively from December 31, 2011 and will be effective through December 31, 2013.

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

The company also reports a corporate category consisting primarily of startup business and unallocated corporate expenses including restructuring and other related expenses (including impairment expenses). The current quarter and prior year period segment results are as follows:

(In millions)	Three Months Ended			Nine Months Ended
	March 2, 2013	March 3, 2012	Change	March 2, 2013	March 3, 2012	Change
				(39 weeks)	(40 weeks)
Net Sales:
North American Furniture Solutions	$285.4	$280.2	$5.2	$910.4	$932.4	$(22.0)
Non-North American Furniture Solutions	90.8	77.8	13.0	278.2	250.2	28.0
Specialty and Consumer	47.3	41.8	5.5	126.4	120.9	5.5
Corporate	—	—	—	—	—	—
Total	$423.5	$399.8		$1,315.0	$1,303.5

Operating Earnings (Loss):
North American Furniture Solutions	$16.2	$16.4	$(0.2)	$52.7	$73.2	$(20.5)
Non-North American Furniture Solutions	5.6	5.3	0.3	15.7	23.7	(8.0)
Specialty and Consumer	5.7	3.9	1.8	12.0	11.7	0.3
Corporate	(0.1)	(0.3)	0.2	(1.2)	(0.8)	(0.4)
Total	$27.4	$25.3		$79.2	$107.8

Further information regarding the reportable operating segments can be found in Note 13.

North America
Net sales within the North American Furniture Solutions reportable segment ("North America") increased $5.2 million to $285.4 million in the third quarter, representing a 1.8 percent increase from the third quarter last year. The impact of foreign currency changes was to increase the third quarter fiscal 2013 net sales by approximately $0.5 million compared to the same period last year. The current quarter also experienced a $7 million decrease in sales to the U.S. federal government. The remaining change in net sales was primarily driven by increased volumes.

Year-to-date net sales within North America decreased 2.4 percent to $910.4 million. The divestiture of a California dealer during the second quarter of fiscal 2012 led to a decrease of approximately a $7 million in both net sales and orders during the first nine months of fiscal 2013. The impact of net changes in pricing is estimated to have had a $4 million increase on year-to-date net sales as compared to fiscal 2012. The extra week of operations in the first nine months of fiscal 2012 contributed approximately $23 million in net sales. The first nine months of fiscal 2013 also experienced a $47 million decrease in sales to the U.S. federal government. The remaining change in net sales was primarily driven by increased volumes.

Operating earnings for North America in the third quarter were $16.2 million, or 5.6 percent of net sales. This compares to operating earnings of $16.4 million or 5.9 percent of net sales in the third quarter fiscal 2012. Operating earnings in the third quarter of fiscal 2013 included legacy pension costs of $3.8 million. Warranty expenses for the period were lower by approximately $2.6 million due to lower customer specific claims in the period compared to the prior year and changes in estimate in the prior year related to higher warranty claims loss experience. The remaining increase in the year-to-date operating earnings was due to improved leverage from production caused by a shift in product mix and higher volumes.

Year-to-date operating earnings for North America decreased from $73.2 million to $52.7 million. This decrease in operating earnings primarily relates to legacy pension costs of $23.1 million. The extra week of operations in the first nine months of fiscal 2012 contributed an estimated $1.8 million additional operating earnings. Warranty expenses for the period were lower by approximately $5.5 million due primarily to lower customer specific claims in the period compared to the prior year and due to changes in estimate in the prior year. The remaining decrease in the year-to-date operating earnings was due to a shift in product mix and lower volumes driving lower leverage from production.

Non-North America
Net sales within the Non-North American Furniture Solutions reportable segment ("Non-North America") were $90.8 million in the third quarter, an increase of $13.0 million from the third quarter of fiscal 2012. Net sales increased approximately $13 million in the third quarter of fiscal 2013 from the acquisition of POSH, which was acquired in the fourth quarter of fiscal 2012. The impact of foreign currency changes was to decrease the third quarter fiscal 2013 sales by approximately $0.5 million compared to the same period in the prior fiscal year.

Year-to-date net sales within Non-North America increased $28.0 million to $278.2 million. The extra week of operations in the first quarter of fiscal 2012 contributed approximately $6 million in net sales. Net sales increased approximately $40 million in the first nine months of fiscal 2013 from the acquisition of POSH. The impact of net changes in pricing is estimated to have had a $1.5 million decrease on net sales during the first nine months of fiscal 2013 over the first nine months of fiscal 2012. The impact of foreign currency changes was to decrease the third quarter year-to-date fiscal 2013 sales by approximately $6 million compared to the same period in the prior year. The remaining change in net sales was primarily driven by increased volumes.

Operating earnings within Non-North America were $5.6 million and $5.3 million for the third quarter of fiscal 2013 and fiscal 2012, respectively, and represents 6.2 percent and 6.8 percent of net sales for the third quarter of fiscal 2013 and fiscal 2012, respectively. The acquisition of POSH provided an additional $1.2 million of operating earnings for the third quarter of fiscal 2013. The impact of foreign currency changes decreased the current periods operating earnings for Non-North America by approximately $0.7 million compared to the same period in the prior year. The remaining decrease in operating earnings was primarily driven by declining leverage.

Year-to-date operating earnings for Non-North America decreased $8.0 million to $15.7 million. The extra week of operations in the first nine months of fiscal 2012 contributed an estimated $0.6 million additional operating earnings. The acquisition of POSH contributed an additional $1.9 million of operating earnings to the first nine months of fiscal 2013. The impact of foreign currency changes decreased the operating earnings for the first nine months of fiscal 2013 for Non-North America by approximately $3.3 million compared to the same period in the prior year. The remaining change in operating earnings as a percent of net sales was primarily driven by changes in sales mix and lower volumes (excluding POSH) driving lower leverage from production.

Specialty and Consumer
Net sales for the third quarter within the Specialty and Consumer reportable segment were $47.3 million compared to $41.8 million in the prior year period. The change in net sales was primarily driven by increased volumes.

Year-to-date net sales for the first nine months of fiscal 2013 for Specialty and Consumer were $126.4 million, an increase of $5.5 million compared to the same period in the prior year. The extra week of operations in the first nine months of fiscal 2012 contributed approximately $3 million in net sales. The impact of net changes in pricing is estimated to have had a $0.5 million increase on net sales during the first nine months of fiscal 2013 as compared to the same period in the prior year. The remaining change in net sales was primarily driven by increased volumes.

Operating earnings within Specialty and Consumer were $5.7 million for the third quarter of fiscal 2013 or 12.1 percent of net sales. This compares to operating earnings of $3.9 million or 9.3 percent of net sales in the same period in the prior fiscal year. Operating earnings for the period included a charge of $0.2 million for legacy pension costs. The remaining change in operating earnings as a percent of net sales was driven by increased sales volumes in the current period.

Year-to date operating earnings within Specialty and Consumer of $12.0 million for the first nine months of fiscal 2013 were flat compared to the prior year. Operating earnings for the current year nine month period included a charge of $1.4 million for legacy pension costs. The extra week of operations in the first nine months of fiscal 2012 contributed an estimated $0.3 million additional operating earnings. The remaining change in operating earnings was driven by increased sales volumes.

Financial Condition, Liquidity, and Capital Resources
The table below presents certain key cash flow and capital highlights for the periods indicated.

(In millions)	Nine Months Ended
	March 2, 2013	March 3, 2012
Cash and cash equivalents, end of period	$198.1	$217.8
Marketable securities, end of period	10.2	10.7
Cash provided by operating activities	77.3	82.4
Cash used in investing activities	(40.9)	(6.2)
Cash used in financing activities	(9.8)	(0.6)
Capital expenditures	(39.4)	(19.1)
Stock repurchased and retired	(3.5)	(2.7)
Interest-bearing debt, end of period	250.0	250.0
Available unsecured credit facility, end of period (1)	142.3	140.3
(1) Amounts shown are net of outstanding letters of credit of $7.7 million and $9.7 million as of March 2, 2013 and March 3, 2012, respectively, which are applied against the company's unsecured credit facility.

Cash Flow — Operating Activities
Cash generated from operating activities was $77.3 million for the nine months ended March 2, 2013, as compared to $82.4 million in the prior year.

Nine Months Ended March 2, 2013
Through the first nine months of fiscal 2013, changes in working capital balances drove a use of cash totaling $4.7 million. The main factors impacting working capital were decreases in accounts receivable and prepaid expenses of $4.9 million and $6.5 million, respectively. These factors which increased cash were more than offset by an increase in inventory of $8.5 million and a decrease in current liabilities of $7.5 million, leading to the use of cash from working capital.

The company is not planning any cash contributions to its defined benefit pension plans in the remainder of fiscal 2013. The company froze future benefit accruals of its primary domestic defined benefit plan as of September 1, 2012. The termination process is expected to take 12 to 18 months from the time that the benefit accruals were frozen, at which time the company will make the final plan contributions necessary to complete the termination process which are estimated to be between $50 million to $55 million.

Nine Months Ended March 3, 2012
Through the first nine months of fiscal 2012, changes in working capital balances drove a use of cash totaling $4.6 million. The main factors impacting working capital were a decrease in accounts receivable, inventory, and prepaid balances of $19.3 million, $3.5 million, and $7.1 million respectively. These amounts were more than offset by a decrease in accounts payable and accrued compensation of $15.7 million and $18.5 million, respectively. The company also contributed cash of $12.9 million to its domestic benefit plans during the first nine months of fiscal 2012.

Cash Flow — Investing Activities
The most significant cash outflow during the first nine months of fiscal 2013 relates to investments in capital assets. The company purchased $39.4 million of capital assets in fiscal 2013 compared to $19.1 million in the first nine months of fiscal 2012. $7.4 million of the first nine month's capital expenditures relate to the company's purchase of property for the planned construction of a new manufacturing facility in Ningbo, China. At the end of the third quarter of fiscal 2013, there were outstanding commitments for capital purchases of $13.4 million. The company expects full-year capital purchases of approximately $55 million primarily related to planned investments in the company's facilities. This compares to full-year capital spending of $28.5 million in fiscal 2012. The company received cash proceeds of $0.2 million during the third quarter from the sale of property and dealerships and $1.1 million year-to-date for fiscal 2013 related to the sale of property and dealerships. The company also received cash proceeds of $13.8 million year-to-date, which included the sale of three dealers during fiscal 2012. The company also made a $1.7 million payment during the second quarter of fiscal 2013 related to an adjusted purchase price for the company's acquisition of POSH.

Cash Flow — Financing Activities
Cash outflows from financing activities were $9.8 million for the first nine months of fiscal 2013 compared to $0.6 million in the first nine months last year. Cash outflows for dividend payments were $11.8 million and $3.8 million for the first nine months of fiscal 2013 and fiscal 2012, respectively. Dividend payments this quarter reflected the increased quarterly dividend of $0.09 per share the company announced at the start of this fiscal year. In total, cash dividends paid for the three months ended March 2, 2013 were $5.3 million compared to $1.3 million for the three months ended March 3, 2012. Cash inflows for stock issuances related to employee benefit programs were $5.5 million and $5.9 million during the nine months of fiscal 2013 and fiscal 2012, respectively. During the second quarter of fiscal 2013, the company also borrowed $2.4 million to meet short term working capital needs for its Ningbo, China operations. The $2.4 million borrowed was paid in full during the third quarter of fiscal 2013.

Outstanding standby letters of credit totaled $7.7 million and are considered as usage against the company's unsecured revolving credit facility at the end of the third quarter fiscal 2013. At the end of the third quarter the availability under this credit facility was $142.3 million. The provisions of the private placement notes and unsecured credit facility require that the company adhere to certain covenant restrictions and maintain certain performance ratios. The company was in compliance with all such restrictions and performance ratios this quarter and expects to remain in compliance in the future.

At the end of the third quarter fiscal 2013, the company had cash of $198.1 million including $39.7 million of cash held outside the U.S. In addition, the company had marketable securities of $10.2 million held by one of its international subsidiaries. The subsidiary holding the company's marketable securities is taxed as a U.S. taxpayer at the company's election; consequently, for tax purposes all U.S. tax impacts for this subsidiary have been recorded. The company currently plans to repatriate approximately $0.6 million within fiscal 2013 from foreign subsidiaries, for which all U.S. taxes have been recorded. The company has an additional $3.7 million of cash held outside the U.S. for which all U.S. taxes have been recorded. The company's intent is to permanently reinvest the remainder of the cash amounts outside the U.S. The company's plans do not indicate a need to repatriate these balances to fund U.S. operations.

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

Variable Interest Entities
On occasion, the company provides financial support to certain independent dealers in the form of term loans, lines of credit, and/or loan guarantees that may represent variable interests in such entities. As of March 2, 2013, the company was not considered the primary beneficiary of any such dealer relationships under FASB ASC Topic 810, Consolidation. Accordingly, the company is not required to consolidate the financial statements of any of these entities as of March 2, 2013.

The risk and rewards associated with the interests in these dealerships are primarily limited to the outstanding loans and guarantee amounts. As of March 2, 2013, the company's maximum exposure to potential losses, net of reserve amounts, related to outstanding loans to these other entities was zero.

Contingencies
See Note 12 to the condensed consolidated financial statements.

Critical Accounting Policies
The company strives to report financial results clearly and understandably. The company follows accounting principles generally accepted in the United States in preparing its consolidated financial statements, which require certain estimates and judgments that affect the financial position and results of operations for the company. The company continually reviews the accounting policies and financial information disclosures. A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the company's Form 10-K filing for the year ended June 2, 2012. During the first nine months of fiscal 2013, there was no material change in the accounting policies and assumptions previously disclosed.

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

Defined Benefit Pension Plans
The company is exposed to risks in its defined benefit pension plan balance sheet liability arising from sensitivity to changes in yields on high-quality corporate bonds, which are used to determine the Projected Benefit Obligation ("PBO"), and on actual market returns on plan assets. An increase or decrease to bond yields causes an inverse effect on the PBO and increased or decreased returns on assets have a corresponding one-to-one effect on the balance sheet liability. A decline in the value of pension plan assets or rise in pension plan PBO could result in increases to the balance sheet pension liability, increases in pension expense, and increases in required funding. At the end of fiscal year 2012, the discount rate used for establishing the primary U.S. defined benefit plan's balance sheet liability and projected fiscal 2013 net periodic benefit costs was 3.57 percent. As a rule of thumb, the company views a change of 100 basis points (in this discount rate) as having a 10 percent effect on the plan's Projected Benefit Obligation or an approximately $33 million effect on the pension balance sheet liability. Generally, both the PBO and plan assets are determined as of the fiscal year-end measurement date.

The company's strategy to close and terminate its domestic defined benefit pension plans will likely require benefit distributions in the form of purchased annuity contracts  for certain plan participants. The cost of these contracts will depend on a variety of market specific factors, including but not limited to the general level of demand in the market for similar annuity contracts, the profile of plan participants who elect to have their benefits distributed in the form of an annuity, and the level of market interest rates at the time of purchase. The company expects the termination process to be completed during the second quarter of fiscal 2014. At the time of termination, the company will be required to make additional contributions to the plans. The company estimates that this additional funding will be between $50 million to $55 million in the second quarter of fiscal 2014.

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

In the normal course of business, the company enters into contracts denominated in foreign currencies. The principal foreign currencies in which the company conducts its business are the British pound sterling, European euro, Canadian dollar, Australian dollar, Japanese yen, Mexican peso, Brazilian real, Indian rupee, Hong Kong dollar and Chinese renminbi. As of March 2, 2013, twelve contracts in total were placed to offset various currency exposures. To offset net asset exposure denominated in non-functional currency, five forward contracts were placed, including two forward contracts to sell 4.5 million euros, one forward contract to sell 0.2 million Australian dollars, one forward contract to sell 1.4 million U.S. dollars and one forward contract to sell 20 million Hong Kong dollars. Conversely, seven contracts were placed to offset the company's net liability exposure denominated in non-functional currency. These seven contracts included forward contracts to buy 18.4 million U.S. dollars and 8.5 million British pounds. As of June 2, 2012, the company had outstanding, ten forward contracts designed to offset either net asset or net liability exposure that is denominated in non-functional currencies. Two forward contracts were placed to offset a 3.9 million euro-denominated net asset exposure and two forward contracts were placed to offset a 0.6 million U.S. dollar-denominated net asset exposure. One forward contract was placed to offset 0.3 million Australian dollar-denominated net asset exposure. Five forward contracts were placed to offset a 4.2 million U.S.dollar-denominated net liability exposure.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Under the supervision of, and with the participation of management, the company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 2, 2013, and have concluded that as of that date, the company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
There were no changes in the company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended March 2, 2013, that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

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

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(A) Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during the quarter ended March 2, 2013.

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (in millions)
12/2/12 - 12/29/12	193	$20.87	193	$166.2
12/30/12 - 1/26/13	106,203	$23.87	106,203	$163.7
1/27/13 - 3/2/13	20,063	$24.80	20,063	$163.2
Total	126,459		126,459
(1) No shares were purchased outside of a publicly announced plan or program.

No repurchase plans expired or were terminated during the third quarter of fiscal 2013, nor do any plans exist under which the company does not intend to make further purchases.

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

HERMAN MILLER, INC.

April 10, 2013	/s/ Brian C. Walker
Brian C. Walker
Chief Executive Officer
(Duly Authorized Signatory for Registrant)

April 10, 2013	/s/ Gregory J. Bylsma
Gregory J. Bylsma
Chief Financial Officer
(Duly Authorized Signatory for Registrant)