Form 10-K
period 2013-06-01
MILLER HERMAN INC
filed 2013-07-30
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[__]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended June 1, 2013	Commission File No. 001-15141
Herman Miller, Inc.
(Exact name of registrant as specified in its charter)

Michigan	38-0837640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

855 East Main Avenue
PO Box 302
Zeeland, Michigan	49464-0302
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (616) 654 3000
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $.20 Par Value (Title of Class)

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
Yes [__] No [ X ]
The aggregate market value of the voting stock held by “nonaffiliates” of the registrant (for this purpose only, the affiliates of the registrant have been assumed to be the executive officers and directors of the registrant and their associates) as of December 1, 2012, was $1,218,929,288 (based on $21.12 per share which was the closing sale price as reported by NASDAQ).
The number of shares outstanding of the registrant's common stock, as of July 25, 2013: Common stock, $.20 par value - 58,886,582 shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on October 7, 2013, are incorporated into Part III of this report.

PART I

Item 1 BUSINESS
General Development of Business
The company researches, designs, manufactures, and distributes interior furnishings, for use in various environments including office, healthcare, educational, and residential settings, and provides related services that support organizations and individuals all over the world. The company's products are sold primarily through independent contract office furniture dealers as well as the following channels: owned contract office furniture dealers, direct customer sales, independent retailers, and the company's online store. Through research, the company seeks to define and clarify customer needs and problems existing in its markets and to design, through innovation where appropriate and feasible, products, systems, and services as solutions to such problems. Ultimately, the company seeks to enhance the performance of human habitats worldwide, making its customers' lives more productive, rewarding, delightful, and meaningful.

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
Financial Information about Segments
Information relating to segments is provided in Note 15 to the Consolidated Financial Statements included in Item 8 of this report.
Narrative Description of Business
The company's principal business consists of the research, design, manufacture, and distribution of office furniture systems, seating products, textiles, and related services. Most of these systems and products are designed to be used together.

The company's mission statement is "Inspiring Designs To Help People Do Great Things." The company's ingenuity and design excellence creates award-winning products and services, that makes us a leader in design and development of furniture, furniture systems, and textiles. This leadership is exemplified by the innovative concepts introduced by the company in its modular systems (including Action Office®, Canvas Office Landscape™, Ethospace®, Resolve®, and My Studio Environments™). The company also offers a broad array of seating (including Embody®, Aeron®, Mirra®, Setu®, Sayl®, Celle®, Equa®, and Ergon® office chairs), storage (including Meridian® and Tu™ products), wooden casegoods (including Geiger® products), freestanding furniture products (including Abak®, Intent®, Sense™ and Envelop®), healthcare products (including Compass®, Nala®, and other Nemschoff® products) the Thrive portfolio of ergonomic solutions, and the recently acquired textiles of Maharam Fabric Corporation (Maharam).

The company's products are marketed worldwide by its own sales staff, independent dealers and retailers, its owned dealer network, and via its e-commerce website. Salespersons work with dealers, the architecture and design community, and directly with end-users. Independent dealerships concentrate on the sale of Herman Miller products and some complementary product lines of other manufacturers. It is estimated that approximately 74 percent of the company's sales in the fiscal year ended June 1, 2013, were made to or through independent dealers. The remaining sales were made directly to end-users, including federal, state, and local governments, and several major corporations, by the company's own sales staff, its owned dealer network, or independent retailers.

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

The company's furniture systems, seating, freestanding furniture, storage, casegood and textile products, and related services are used in (1) institutional environments including offices and related conference, lobby, and lounge areas, and general public areas including transportation terminals; (2) health/science environments including hospitals, clinics, and other healthcare facilities; (3) industrial and educational settings; and (4) residential and other environments.

Raw Materials
The company's manufacturing materials are available from a significant number of sources within the United States, Canada, Europe, and Asia. To date, the company has not experienced any difficulties in obtaining its raw materials. The costs of certain direct materials used in the company's manufacturing and assembly operations are sensitive to shifts in commodity market prices. In particular, the costs of steel, plastic, aluminum components, and particleboard are sensitive to the market prices of commodities such as raw steel, aluminum, crude oil, lumber, and resins. Increases in the market prices for these commodities can have an adverse impact on the company's profitability. Further information regarding the impact of direct material costs on the company's financial results is provided in Management's Discussion and Analysis in Item 7 of this report.

Patents, Trademarks, Licenses, Etc.
The company has 137 active United States utility patents on various components used in its products and 33 active United States design patents. Many of the inventions covered by the United States patents also have been patented in a number of foreign countries. Various trademarks, including the name and stylized “Herman Miller” and the “Herman Miller Circled Symbolic M” trademark are registered in the United States and many foreign countries. The company does not believe that any material part of its business depends on the continued availability of any one or all of its patents or trademarks, or that its business would be materially adversely affected by the loss of any thereof, except for Herman Miller®, Herman Miller Circled Symbolic M®, Maharam®, Geiger®, Nemschoff®, Action Office®, Ethospace®, Aeron®, Mirra®, Embody®, Setu®, Sayl®, Eames®, PostureFit®, Meridian® and Canvas Office Landscape®. It is estimated that the average remaining life of such patents and trademarks is approximately 5 years and 7 years, respectively.

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

Customer Base
It is estimated that no single dealer accounted for more than 4.5 percent of the company's net sales in the fiscal year ended June 1, 2013. It is also estimated that the largest single end-user customer, the U.S. federal government, accounted for $114 million, $164 million and $226 million of the company's net sales in fiscal 2013, 2012, and 2011, respectively. This represents approximately 6 percent, 9.5 percent and 14 percent of the company's net sales in fiscal 2013, 2012, and 2011, respectively. The 10 largest customers accounted for approximately 23 percent, 22 percent, and 28 percent of net sales in fiscal 2013, 2012, and 2011, respectively

Backlog of Unfilled Orders
As of June 1, 2013, the company's backlog of unfilled orders was $274.4 million. At June 2, 2012, the company's backlog totaled $278.0 million. It is expected that substantially all the orders forming the backlog at June 1, 2013, will be filled during the next fiscal year. Many orders received by the company are reflected in the backlog for only a short period while other orders specify delayed shipments and are carried in the backlog for up to one year. Accordingly, the amount of the backlog at any particular time does not necessarily indicate the level of net sales for a particular succeeding period.

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

Research, Design and Development
The company draws great competitive strength from its research, design and development programs. Accordingly, the company believes that its research and design activities are of significant importance. Through research, the company seeks to define and clarify customers and the problems which they are trying to solve. The company designs innovative products and services that address customer needs and solve their problems. The company uses both internal and independent research resources and independent design resoures. Exclusive of royalty payments, the company spent approximately $48.3 million, $41.0 million, and $35.4 million, on research and development activities in fiscal 2013, 2012, and 2011, respectively. Generally, royalties are paid to designers of the company's products as the products are sold and are not included in research and development costs since they are variable based on product sales.

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

Human Resources
The company considers its employees to be another of its major competitive strengths. The company stresses individual employee participation and incentives, believing that this emphasis has helped attract and retain a competent and motivated workforce. The company's human resources group provides employee recruitment, education and development, and compensation planning and counseling. There have been no work stoppages or labor disputes in the company's history, and its relations with its employees are considered good. Approximately 10 percent of the company's employees are covered by collective bargaining agreements, most of whom are employees of its Nemschoff and Herman Miller Limited (U.K.) subsidiaries.

As of June 1, 2013, the company employed 5,704 full-time and 161 part-time employees, representing a 4.0 percent increase and a 5.3 percent decrease, respectively, compared with June 2, 2012. In addition to its employee work force, the company uses temporary purchased labor to meet uneven demand in its manufacturing operations.

Information about International Operations
The company's sales in international markets are made primarily to office/institutional customers. Foreign sales consist mostly of office furniture products such as Ethospace®, Abak®, Aeron®, Mirra®, Celle®, Sayl® and other seating and storage products (including POSH products). The company conducts business in the following major international markets: Europe, Canada, the Middle East, Latin America, South America and the Asia/Pacific region. In certain foreign markets, the company's products are offered through licensing of foreign manufacturers on a royalty basis.

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

Additional information with respect to operations by geographic area appears in Note 15 of the Consolidated Financial Statements included in Item 8 of this report. Fluctuating exchange rates and factors beyond the control of the company, such as tariff and foreign economic policies, may affect future results of international operations. Refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, for further discussion regarding the company's foreign exchange risk.

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
The future funding obligations for the company's U.S. defined benefit pension plans depend upon the future performance of assets set aside in trusts for these plans, the level of interest rates used to determine funding levels, actuarial data and experience and any changes in government laws and regulations. The company has taken steps to mitigate the risk related to the company's pension plans by beginning the process to terminate our U.S. defined benefit pension plans in favor of a new defined contribution retirement program. During the second quarter of fiscal 2013, we converted active employees to this new defined contribution program. Concurrent with this change, effective September 1, 2012, we ceased ongoing benefit accruals under the defined benefit pension plans that we plan to terminate in the future. We expect the termination process for the defined benefit pension plans to be completed during the second quarter of fiscal 2014. At the time of termination, we will be required to make additional cash contributions to the plans, which we currently estimate will total between $50 million to $55 million. Due to the plan to terminate this defined benefit plan, the company has changed the plan assets target allocation to 100% fixed income to reduce the risk of exposure to equities as we proceed to a planned termination. The plan is in process of transitioning the asset mix to meet this target. However, the plan still holds 10% of it's assets in equities as of year end. If the market values of the plan assets decline significantly, our future pension expenses and funding obligations could increase significantly. Decreases in interest rates that are not offset by contributions and asset returns could also increase the company's obligations under such plans. The company may be legally required to make contributions to it's U.S. pension plans in the future, and those contributions could be material. In addition, if local legal authorities increase the minimum funding requirements for the company's defined benefit pension plan outside the United States, the company could be required to contribute more funds, which would negatively affect operating cash flows.

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
We have established a set of key strategic goals for our business. Included among these are specific targets for growth in net sales and operating profit as a percentage of net sales. Our strategic plan assumes growth targets will be achieved by pursuing and winning new business in the following areas:

•	Primary Markets — Capture additional market share within our primary markets by offering superior solutions and ever expanding product categories, to customers who value space as a strategic tool.

•	Adjacent Markets — Further apply the company's core skills in adjacent customer segments such as small business, higher education, and hospitality.

•	Global Footprint — Expand the company's geographic reach in areas of the world with significant growth potential.

•	New Products — Through further investment in design and research the company will continue to offer new products with the goal of deriving greater than 20% of net sales from new product introductions.

•	Specialty & Consumer — We will utilize this segment to further diversify our sales channel, increase brand recognition for all markets, and improve our access to key product specifiers.

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

Other macroeconomic developments, such as the recent recessions in Europe, the debt crisis in certain countries in the European Union, and the economic slow down in Asia could negatively affect the company's ability to conduct business in those geographies. The continuing debt crisis in certain European countries could cause the value of the Euro to deteriorate, reducing the purchasing power of the company's European customers and potentially undermine the financial health of the company's suppliers and customers in other parts of the world. Financial difficulties experienced by the company's suppliers and customers, including distributors, could result in product delays and inventory issues; risks to accounts receivable could also include delays in collection and greater bad debt expense.

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
The costs of certain manufacturing materials used in our operations are sensitive to shifts in commodity market prices. In particular, the costs of steel, plastic, aluminum components, and particleboard are sensitive to the market prices of commodities such as raw steel, aluminum, crude oil, lumber, and resins. Increases in the market prices of these commodities may have an adverse impact on our profitability if we are unable to offset them with strategic sourcing, continuous improvement initiatives or increased prices to our customers.

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
We are self-insured for our health benefits and maintain per employee stop loss coverage; however, we retain the insurable risk at an aggregate level. Therefore unforeseen or catastrophic losses in excess of our insured limits could have a material adverse effect on the company’s financial condition and operating results. See Note 1 of the Consolidated Financial Statements for information regarding the company’s retention level.

Government and other regulations could adversely affect our business.
Government and other regulations apply to the sale of many of our products. Failure to comply with these regulations or failure to obtain approval of products from certifying agencies could adversely affect the sales of these products and have a material negative impact on operating results.

Item 1B UNRESOLVED STAFF COMMENTS

None

Item 2 PROPERTIES

The company owns or leases facilities located throughout the United States and several foreign countries. The location, square footage, and use of the most significant facilities at June 1, 2013 were as follows:

Owned Locations	Square Footage	Use
Holland, Michigan	917,400	Manufacturing, Distribution, Warehouse, Design, Office
Spring Lake, Michigan	582,700	Manufacturing, Warehouse, Office
Zeeland, Michigan	750,800	Manufacturing, Warehouse, Office
Sheboygan, Wisconsin	207,700	Manufacturing, Warehouse, Office
Hildebran, North Carolina	93,000	Manufacturing, Office
England, U.K.	85,000	Manufacturing, Office

Leased Locations	Square Footage	Use
Atlanta, Georgia	176,700	Manufacturing, Warehouse, Office
England, U.K.	100,800	Manufacturing, Warehouse, Office
Ningbo, China	94,700	Manufacturing, Warehouse, Office
Haupauge, New York	93,000	Warehouse, Office
Hong Kong	109,300	Warehouse, Office

The company also maintains showrooms or sales offices near many major metropolitan areas throughout North America, Europe, Asia/Pacific, and Latin America. The company considers its existing facilities to be in good condition and adequate for its design, production, distribution, and selling requirements.

Item 3 LEGAL PROCEEDINGS

The company is involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the company’s consolidated operations, cash flows and financial condition.

ADDITIONAL ITEM: EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information relating to Executive Officers of the company is as follows.

Name	Age	Year Elected an Executive Officer	Position with the Company
Gregory J. Bylsma	48	2009	Executive Vice President, Chief Financial Officer
James E. Christenson	66	1989	Senior Vice President, Legal Services
Steven C. Gane	58	2009	Senior Vice President, President, Geiger & Specialty/Consumer
Donald D. Goeman	56	2005	Executive Vice President, Research, Design & Development
Kenneth L. Goodson, Jr.	61	2003	Executive Vice President, Operations
Andrew J. Lock	59	2003	Executive Vice President, President, International
Louise McDonald	58	2013	Executive Vice President, President, Healthcare
Curtis S. Pullen	53	2007	Executive Vice President, President, North American Office and Learning Environments
Michael F. Ramirez	48	2011	Senior Vice President, People, Places and Administration
Jeffrey M. Stutz	42	2009	Treasurer and Chief Accounting Officer
Brian C. Walker	51	1996	President and Chief Executive Officer
B. Ben Watson	48	2010	Executive Creative Director

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

Ms. McDonald joined Herman Miller in 2013 as President of Healthcare, and prior to this she worked for Welch Allyn for 6 years serving mostly as an Executive Vice President.

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

Item 4 MINE SAFETY DISCLOSURES - Not applicable

PART II

Item 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Share Price, Earnings, and Dividends Summary

Herman Miller, Inc., common stock is traded on the NASDAQ-Global Select Market System (Symbol: MLHR). As of July 25, 2013, there were approximately 16,500 record holders, including individual participants in security position listings, of the company's common stock.

Per Share and Unaudited	Market Price High (at close)	Market Price Low (at close)	Market Price Close	Earnings Per Share- Diluted (1)	Dividends Declared Per Share
Year ended June 1, 2013:
First quarter	$20.24	$16.35	$19.56	$0.34	$0.0900
Second quarter	21.73	18.58	21.12	0.14	0.0900
Third quarter	24.96	20.61	24.20	0.28	0.1250
Fourth quarter	28.17	23.58	28.11	0.40	0.1250
Year	$28.17	$16.35	$28.11	$1.16	$0.4300
Year ended June 2, 2012:
First quarter	$28.67	$16.84	$18.33	$0.42	$0.0220
Second quarter	23.09	16.07	21.20	0.41	0.0220
Third quarter	22.79	18.18	20.62	0.26	0.0220
Fourth quarter	22.99	17.87	17.87	0.20	0.0220
Year	$28.67	$16.07	$17.87	$1.29	$0.0880

(1) The sum of the quarters may not equal the annual balance due to rounding associated with the calculation of earnings per share on an individual quarter basis

Dividends were declared and paid quarterly during fiscal 2013 and 2012 as approved by the Board of Directors. While it is anticipated that the company will continue to pay quarterly cash dividends, the amount and timing of such dividends is subject to the discretion of the Board depending on the company's future results of operations, financial condition, capital requirements, and other relevant factors.

Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during the fourth quarter ended June 1, 2013.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs (1)
3/3/13-3/30/13	4,428	27.67	4,428	$163,034,134
3/31/13-4/27/13	—	—	—	$163,034,134
4/28/13-6/1/13	1,113	28.11	1,113	$163,002,850
Total	5,541	27.76	5,541

(1) Amounts are as of the end of the period indicated

The company has a share repurchase plan authorized by the Board of Directors on September 28, 2007, which provided share repurchase authorization of $300,000,000 with no specified expiration date.

No repurchase plans expired or were terminated during the fourth quarter of fiscal 2013.

During the period covered by this report the company did not sell any of its equity shares that were not registered under the Securities Act of 1933.

Stockholder Return Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on the Company's common stock with that of the cumulative total return of the Standard & Poor's 500 Stock Index and the NASD Non-Financial Index for the five-year period ended June 1, 2013. The graph assumes an investment of $100 on May 31, 2008 in the company's common stock, the Standard & Poor's 500 Stock Index and the NASD Non-Financial Index, with dividends reinvested.

	2008	2009	2010	2011	2012	2013
Herman Miller, Inc.	$100	$59	$80	$104	$76	$120
S&P 500 Index	$100	$66	$78	$95	$91	$116
NASD Non-Financial	$100	$71	$92	$118	$120	$148

Information required by this item is also contained in Item 12 of this report.

Item 6 SELECTED FINANCIAL DATA

Review of Operations

(In millions, except key ratios and per share data)	2013	2012	2011	2010	2009
Operating Results
Net sales	$1,774.9	$1,724.1	$1,649.2	$1,318.8	$1,630.0
Gross margin	605.2	590.6	538.1	428.5	527.7
Selling, general, and administrative (8)	430.4	400.3	369.0	334.4	359.2
Design and research	59.9	52.7	45.8	40.5	45.7
Operating earnings	114.9	137.6	123.3	53.6	122.8
Earnings before income taxes	97.2	119.5	102.5	34.8	98.9
Net earnings	68.2	75.2	70.8	28.3	68.0
Cash flow from operating activities	136.5	90.1	89.0	98.7	91.7
Cash flow used in investing activities	(209.7)	(58.4)	(31.4)	(77.6)	(29.5)
Cash flow used in financing activities	(16.0)	(1.6)	(50.2)	(78.9)	(16.5)
Depreciation and amortization	37.5	37.2	39.1	42.6	41.7
Capital expenditures	50.2	28.5	30.5	22.3	25.3
Common stock repurchased plus cash dividends paid	22.7	7.9	6.0	5.7	19.5

Key Ratios
Sales growth (decline)	2.9%	4.5%	25.1%	(19.1)%	(19.0)%
Gross margin (1)	34.1	34.3	32.6	32.5	32.4
Selling, general, and administrative (1) (8)	24.3	23.2	22.4	25.4	22.0
Design and research (1)	3.4	3.1	2.8	3.1	2.8
Operating earnings (1)	6.5	8.0	7.5	4.1	7.5
Net earnings growth (decline)	(9.3)	6.2	150.2	(58.4)	(55.4)
After-tax return on net sales (4)	3.8	4.4	4.3	2.1	4.2
After-tax return on average assets (5)	7.6	9.1	9.0	3.7	8.8
After-tax return on average equity (6)	24.0%	33.2%	49.7%	64.2%	433.1%

Share and Per Share Data
Earnings per share-diluted	$1.16	$1.29	$1.06	$0.43	$1.25
Cash dividends declared per share	0.43	0.09	0.09	0.09	0.29
Book value per share at year end	5.44	4.25	3.53	1.41	0.15
Market price per share at year end	28.11	17.87	24.56	19.23	14.23
Weighted average shares outstanding-diluted	58.8	58.5	57.7	57.5	54.5

Financial Condition
Total assets	$946.5	$839.1	$808.0	$770.6	$767.3
Working capital (3)	109.3	201.6	205.9	182.9	243.7
Current ratio (2)	1.4	1.8	1.8	1.3	1.6
Interest-bearing debt and related swap agreements	250.0	250.0	250.0	301.2	377.4
Stockholders' equity	319.5	248.3	205.0	80.1	8.0
Total capital (7)	569.5	498.3	455.0	381.3	385.4
(1) Shown as a percent of net sales.
(2) Calculated using current assets divided by current liabilities.
(3) Calculated using current assets less non-interest bearing current liabilities.
(4) Calculated as net earnings divided by net sales.
(5) Calculated as net earnings divided by average assets.
(6) Calculated as net earnings divided by average equity.
(7) Calculated as interest-bearing debt plus stockholders' equity.
(8) Selling, general, and administrative expenses includes restructuring and impairment expenses in years that are applicable.

Review of Operations

(In millions, except key ratios and per share data)	2008	2007	2006	2005	2004
Operating Results
Net sales	$2,012.1	$1,918.9	$1,737.2	$1,515.6	$1,338.3
Gross margin	698.7	645.9	574.8	489.8	415.6
Selling, general, and administrative (8)	400.9	395.8	371.7	327.7	304.1
Design and research	51.2	52.0	45.4	40.2	40.0
Operating earnings	246.6	198.1	157.7	121.9	61.2
Earnings before income taxes	230.4	187.0	147.6	112.8	51.6
Net earnings	152.3	129.1	99.2	68.0	42.3
Cash flow from operating activities	213.6	137.7	150.4	109.3	82.7
Cash flow used in investing activities	(51.0)	(37.4)	(47.6)	(40.1)	(21.9)
Cash flow used in financing activities	(86.5)	(131.5)	(151.4)	(106.6)	(60.0)
Depreciation and amortization	43.2	41.2	41.6	46.9	59.3
Capital expenditures	40.5	41.3	50.8	34.9	26.7
Common stock repurchased plus cash dividends paid	287.9	185.6	175.4	152.0	72.6

Key Ratios
Sales growth (decline)	4.9%	10.5%	14.6%	13.2%	0.1%
Gross margin (1)	34.7	33.7	33.1	32.3	31.1
Selling, general, and administrative (1) (8)	19.9	20.6	21.4	21.6	22.7
Design and research (1)	2.5	2.7	2.6	2.7	3.0
Operating earnings (1)	12.3	10.3	9.1	8.0	4.6
Net earnings growth (decline)	18.0	30.1	45.9	60.8	81.5
After-tax return on net sales (4)	7.6	6.7	5.7	4.5	3.2
After-tax return on average assets (5)	21.0	19.4	14.4	9.6	5.7
After-tax return on average equity (6)	170.5%	87.9%	64.2%	37.3%	21.9%

Share and Per Share Data
Earnings per share-diluted	$2.56	$1.98	$1.45	$0.96	$0.58
Cash dividends declared per share	0.35	0.33	0.31	0.29	0.18
Book value per share at year end	0.42	2.47	2.10	2.45	2.71
Market price per share at year end	24.80	36.53	30.34	29.80	24.08
Weighted average shares outstanding-diluted	59.6	65.1	68.5	70.8	73.1

Financial Condition
Total assets	$783.2	$666.2	$668.0	$707.8	$714.7
Working capital (3)	182.7	103.2	93.8	162.3	207.8
Current ratio (2)	1.6	1.4	1.3	1.5	1.8
Interest-bearing debt and related swap agreements	375.5	176.2	178.8	194.0	207.2
Stockholders' equity	23.4	155.3	138.4	170.5	194.6
Total capital (7)	398.9	331.5	317.2	364.5	401.8

Item 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis

You should read the issues discussed in Management's Discussion and Analysis in conjunction with the company's Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in this Form 10-K.

Executive Overview
Herman Miller’s inspiring designs, inventive technologies and strategic services help people do great things and organizations to perform at their best. At present, most of our customers come to us for interior environments in corporate office and healthcare settings. We also have a growing presence in educational and consumer markets. Our primary products include furniture systems, seating, storage, freestanding furniture, patient care products, casegoods and textiles.

More than 100 years of innovative business practices and a commitment to social responsibility have established Herman Miller as a recognized global company. A past recipient of the Smithsonian Institution's Cooper-Hewitt National Design Award, Herman Miller designs can be found in the permanent collections of museums worldwide. Innovative business practices and a commitment to social responsibility have also helped establish Herman Miller as a recognized global leader. In 2012, Herman Miller again received the Human Rights Campaign Foundation’s top rating in its annual Corporate Equality Index and was named among the 50 Best U.S. Manufacturers by Industry Week.  Herman Miller is included in the Dow Jones Sustainability World Index.

Herman Miller's products are sold internationally through wholly-owned subsidiaries or branches in various countries including the United Kingdom, Canada, France, Germany, Italy, Japan, Mexico, Australia, Singapore, China, Hong Kong, India, and the Netherlands. The company's products are offered elsewhere in the world primarily through independent dealerships or joint ventures with customers in over 100 countries.

The company is globally positioned in terms of manufacturing operations. In the United States, the manufacturing operations are located in Michigan, Georgia, Wisconsin and North Carolina. In Europe, the manufacturing presence is located within the United Kingdom. The manufacturing operations in Asia include a facility located in Ningbo, China. The company manufactures products using a system of lean manufacturing techniques collectively referred to as the Herman Miller Performance System (HMPS). Herman Miller strives to maintain efficiencies and cost savings by minimizing the amount of inventory on hand. Accordingly, production is order-driven with direct materials and components purchased as needed to meet demand. The standard lead time for the majority of our products is 10 to 20 days. These factors result in a high rate of inventory turns and typically cause our inventory levels to appear relatively low compared to sales volume.

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

The business is comprised of various operating segments as defined by generally accepted accounting principles in the United States (U.S. GAAP). These operating segments are determined on the basis of how the company internally reports and evaluates financial information used to make operating decisions. For external reporting purposes, the company has identified the following reportable segments:

•
North American Furniture Solutions — Includes the operations associated with the design, manufacture, and sale of furniture products for work-related settings, including office, education, and healthcare environments, throughout the United States and Canada. The North American Furniture Solutions reportable segment is the aggregation of two operating segments. In addition, the company has determined that both operating segments within the North American Furniture Solutions reportable segment each represent reporting units.

•
Non-North American Furniture Solutions — Includes the operations associated with the design, manufacture, and sale of furniture products, primarily for work-related settings, for Mexico and outside of North America as well as the company's Non-North America consumer retail business.

•
Specialty and Consumer — Includes the operations associated with the design, manufacture, and sale of high-end furniture products and textiles including Geiger wood products, Maharam textiles, Herman Miller Collection products and the company's North American consumer retail business.

The company also reports a corporate category consisting primarily of unallocated corporate expenses including restructuring and impairment costs.

Core Strengths
The company relies on the following core strengths in delivering workplace solutions to customers.

•
Brands - The Herman Miller brand is recognized by customers as a pioneer in design and sustainability, and as an advocate that supports their needs and interests. Within the industries the company operates, Herman Miller, Nemschoff, Geiger and Maharam are acknowledged as leading brands that inspire architects and designers to create their best design solutions. Leveraging the company's brand equity across the lines of business to extend the company's reach to customers and consumers is an important element of the company's business strategy.

•
Problem-Solving Design and Innovation - The company is committed to developing research-based functionality and aesthetically innovative new products and has a history of doing so. The company believes its skills and experience in matching problem-solving design with the workplace needs of customers provides the company with a competitive advantage in the marketplace. An important component of the company's business strategy is to actively pursue a program of new product research, design, and development. The company accomplishes this through the use of an internal research and engineering staff as well as third party design resources generally compensated on a royalty basis.

•
Operational Excellence - The company was among the first in our industry to embrace the concepts of lean manufacturing. HMPS provides the foundation for all of our manufacturing operations. The company is committed to continuously improving both product quality and production and operational efficiency. The company has extended this lean process work to its non-manufacturing processes as well as externally to our manufacturing supply chain and distribution channel. The company believes these concepts hold great promise for further gains in reliability, quality and efficiency.

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

•
Owned Contract Furniture Dealers - At June 1, 2013, the company owned 5 contract furniture dealerships, some of which have operations in multiple locations. The financial results of these owned dealers are included in our Consolidated Financial Statements. Product sales to these dealerships are eliminated as inter-company transactions from our consolidated financial results. The company recognizes revenue on these sales once products are shipped to the end customer and installation is substantially complete. The company believes independent ownership of contract furniture dealers is generally the best model for a financially strong distribution network. With this in mind, the company's strategy is to continue to pursue opportunities to transition the remaining owned dealerships to independent owners. Where possible, the goal is to involve local managers in these ownership transitions.

•
Direct Customer Sales - The company also sells products and services directly to end customers without an intermediary (e.g. sales to the U.S. federal government). In most of these instances, the company contracts separately with a dealership or third-party installation company to provide sales-related services. The company recognizes revenue on these sales once products are shipped and installation is substantially complete.

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

Future Avenues of Growth
The company believes it's well positioned to successfully pursue its mission in spite of the risks and challenges it faces. That is, inspiring designs to help people do great things. In pursuing our mission, we are shifting our business model to focus on increasing the size of our addressable market, faster growing segments driven by demographics, and higher margin products. This shift relies on the following key avenues of growth.

•	Primary Markets — Capture additional market share within our primary markets by offering superior solutions and ever expanding product categories, to customers who value space as a strategic tool.

•	Adjacent Markets — Further apply the company's core skills in adjacent customer markets such as small business, higher education, and hospitality.

•	Global Footprint — Expand the company's geographic reach in areas of the world with significant growth potential.

•
New Products — Through further investment in design and research the company will continue to offer new products with the goal of deriving greater than 20% of net sales from products introduced within the past 4 years.

•	Specialty & Consumer — We will utilize this segment to further diversify our sales channel, increase brand recognition for all markets, and improve our access to key product specifiers.

Industry Analysis
The Business and Institutional Furniture Manufacturer's Association (BIFMA) is the trade association for the U.S. domestic office furniture industry. The company monitors the trade statistics reported by BIFMA and considers them an indicator of industry-wide sales and order performance. BIFMA publishes statistical data for the contract segment and the office supply segment within the U.S. furniture market. The U.S. contract segment relates primarily to large to mid-size corporations installed via a network of dealers. The office supply segment relates primarily to smaller customers via wholesalers and retailers. The company primarily participates, and is a leader in, the contract segment. It is important to note that the company's diversification strategy lessens our dependence on the U.S. office furniture market.

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

Looking forward, the general economic outlook for our industry in the U.S. is expected to be positive. BIFMA issued its most recent report in May 2013 expecting that the growth rate of office furniture orders in the U.S. will be 4.8 percent and 5.8 percent in calendar 2013 and 2014, respectively, while the forecasted growth rate of shipments was 2.1 percent and 7.2 percent for calendar 2013 and 2014, respectively. This forecasted growth is based on an improvement in the U.S. economy, primarily driven by an improvement in employment.

Discussion of Business Conditions
The fiscal years ended June 1, 2013 and June 2, 2012 contained 52 and 53 weeks of operations, respectively. The extra week in fiscal 2012 was included in the first quarter. The extra week in the prior year is required approximately every six years in order to re-align our fiscal reporting dates with the actual calendar months. This is a factor that should be considered when comparing our financial results to the prior year period.

Net sales in fiscal 2013 totaled $1,774.9 million, an increase of 2.9 percent over the level we reported in fiscal 2012. This marked our third consecutive year of growth, over which time our net sales have increased by more than $450 million. Importantly, the sales growth we achieved this past year was accompanied by strong profitability and cash generation. We balanced our focus on forward strategic investment with our responsibility to deliver solid current period returns. In doing so, we achieved an operating earnings percentage and earnings per share equal to 6.5 percent and $1.16, respectively (8.1 percent and $1.47 on an adjusted Non-GAAP basis(1)) and an after-tax return on invested capital of approximately 24 percent. Cash flows generated from operations totaled $136.5 million, up 51.5 percent from last year's level. This improved cash flow from operations allowed us to increase strategic spending across a number of important areas including new products, acquisitions, infrastructure improvements, and brand building.

Throughout the fiscal year, our North American Furniture Solutions segment faced the headwind of sluggish demand from U.S. federal government and healthcare buyers. With that said, robust business activity across the remainder of our core non-government office furniture business helped drive growth for the segment as a whole relative to fiscal 2012.

Our Non-North America Furniture Solutions segment also experienced a mixed demand picture, with lagging sales in the United Kingdom (U.K.) and other European economies being more than offset by increases in China and the Middle East. We are improving our existing production capabilities and preparing for new growth in emerging markets. The integration of POSH manufacturing in China continues and we will begin the construction of a new facility next spring to consolidate our U.K. operations serving EMEA (Europe, Middle East and Africa). We also have plans in development for India and Latin America that hold further promise for growth in those markets.

Our Specialty and Consumer segment posted solid sales growth this fiscal year, driven by the investments we've made in developing our offering across both commercial and retail markets. The Herman Miller Collection continues to grow in reach and quality, with multiple newly reissued iconic designs and including innovative new material options. In the last year we have also introduced wholly new designs, through both our Herman Miller and Geiger brands. Our Italian alliances with Magis and Mattiazzi are another source for new products and enhance our brand with consumers and specifiers. We have been developing our channels to market, with new shop-in-shop merchandising initiatives in the retail channel, as well as continued investment in our online marketing and fulfillment capabilities.

In April, we reached a major milestone with our acquisition of Maharam Fabric Corporation, a premier design brand in commercial interiors and recognized internationally for the highest quality textiles and wall coverings. The addition of Maharam to our Specialty and Consumer segment is a powerful strategic accelerator for our entire business, on multiple levels. We instantly became a North American market leader in their core product areas, with the ability to leverage our resources to further Maharam's reach into new markets. We have made it clear that Maharam will continue to be Maharam, maintaining their identity, design and operational excellence that made them a successful business, but we are also excited by the mutual brand reinforcement we gain in bringing the companies together.

We made significant progress this year toward our commitment to further strengthen our balance sheet while returning greater cash to shareholders. This includes the actions we've taken to terminate our U.S. defined benefit pension plans in favor of a defined contribution retirement program. We believe this plan to terminate our U.S. defined benefit pension plans will improve the predictability of cash flows and expenses associated with our employee benefit programs and significantly reduce balance sheet risk. We expect the process to be completed during the second quarter of fiscal 2014. At the time of termination, we will be required to make additional cash contributions to the plans, which we currently estimate will total between $50 million and $55 million.

Our results for the year ended June 1, 2013 include expenses associated with the transition from (and planned termination of) the domestic defined benefit pension plans. These expenses, referred to as, “legacy pension expenses” throughout this document, include settlements caused by the transition and net periodic benefit expenses, subsequent to September 1, 2012, related to the defined benefit plans in question. They also include incremental pension expenses in the first quarter of fiscal 2013 resulting from modifications we made to the investment strategy of our defined benefit plan assets in order to prepare for the termination process. We recognized legacy pension expenses totaling $28.2 million for the year ended June 1, 2013. Of this amount, $24.1 million is recorded within Operating expenses and the remaining portion is included in Cost of sales, thus reducing gross margin by approximately 20 basis points .

(1) Non-GAAP measurements; see accompanying reconciliations and explanations.

Concurrent with the progress we made on the termination of our U.S. defined benefit pension plans and transition to a defined contribution retirement program, we also implemented two dividend increases, raising our annualized payout from $5 million in fiscal 2012, to today's run rate of approximately $29 million.
Capital expenditures totaled $50.2 million for the year ended June 1, 2013, an increase of $21.7 million compared to fiscal 2012. The ramp up in capital spending was in support of our shift strategy which includes investments in new product development, customer showroom refreshes, and other facilities. We expect capital expenditures to increase $10 to $20 million in fiscal 2014 in continued support of our avenues of growth.

Reconciliation of Non-GAAP Financial Measures
This report contains Adjusted operating earnings measures and Adjusted earnings per share – diluted that are Non-GAAP financial measures. Adjusted operating earnings and Adjusted earnings per share – diluted are calculated by excluding from Operating earnings and Earnings per share – diluted items that we believe are not indicative of our ongoing operating performance. Such items consist of expenses associated with restructuring actions taken to adjust our cost structure to the current business climate and transition-related expenses, including amortization and settlement expenses, relating to defined benefit pension plans that we intend to terminate. We present Adjusted operating earnings and Adjusted earnings per share – diluted because we consider them to be important supplemental measures of our performance and believe them to be useful in analyzing ongoing results from operations.
Adjusted operating earnings and Adjusted earnings per share – diluted are not measurements of our financial performance under GAAP and should not be considered an alternative to Operating earnings and Earnings per share – diluted under GAAP. Adjusted operating earnings and Adjusted earnings per share – diluted have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. In addition, in evaluating Adjusted operating earnings and Adjusted earnings per share – diluted, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. Our presentation of Adjusted operating earnings and Adjusted earnings per share – diluted should not be construed as an indication that our future results will be unaffected by unusual or infrequent items. We compensate for these limitations by providing equal prominence of our GAAP results and using Adjusted operating earnings and Adjusted earnings per share – diluted only as a supplement.
The following table reconciles Operating earnings to Adjusted operating earnings for the years indicated.

Fiscal Year Ended
(Dollars In millions)	June 1, 2013
52 weeks
Operating earnings	$114.9
Percentage of net sales	6.5%
Add: Restructuring and impairment expense	1.2
Add: Legacy pension expenses (1)	28.2
Adjusted operating earnings	$144.3
Percentage of net sales	8.1%

The following table reconciles Earnings per share – diluted to Adjusted earnings per share – diluted for the years indicated.

Fiscal Year Ended
June 1, 2013
52 weeks
Earnings per share – diluted	$1.16
Add: Restructuring and impairment expense	0.01
Add: Legacy pension expenses (1)	0.30
Adjusted earnings per share – diluted	$1.47

(1) At the end of fiscal 2012, the company modified the asset allocations strategy of its U.S. defined benefit pension plans. This change was made in response to the decision to close and ultimately terminate these plans. Legacy pension expenses are included as an adjustment to Operating earnings and Earnings per share – diluted only in periods subsequent to this change in allocation.

Financial Results
The following is a comparison of our annual results of operations and year-over-year percentage changes for the periods indicated.

(Dollars In millions)	Fiscal 2013	% Change from 2012	Fiscal 2012	% Change from 2011	Fiscal 2011
	52 weeks		53 weeks		52 weeks
Net sales	$1,774.9	2.9%	$1,724.1	4.5%	$1,649.2
Cost of sales	1,169.7	3.2%	1,133.5	2.0%	1,111.1
Gross margin	605.2	2.5%	590.6	9.8%	538.1
Operating expenses	490.3	8.2%	453.0	9.2%	414.8
Operating earnings	114.9	(16.5)%	137.6	11.6%	123.3
Net other expenses	17.7	(2.2)%	18.1	(13.0)%	20.8
Earnings before income taxes	97.2	(18.7)%	119.5	16.6%	102.5
Income tax expense	28.9	(34.8)%	44.3	39.7%	31.7
Equity loss from nonconsolidated affiliates, net of tax	(0.1)	—%	—	—%	—
Net earnings	$68.2	(9.3)%	$75.2	6.2%	$70.8

The following table presents, for the periods indicated, the components of the company's Consolidated Statements of Comprehensive Income as a percentage of net sales.

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Net sales	100.0%	100.0%	100.0%
Cost of sales	65.9	65.7	67.4
Gross margin	34.1	34.3	32.6
Selling, general, and administrative expenses	24.2	22.9	22.2
Restructuring and impairment expenses	0.1	0.3	0.2
Design and research expenses	3.4	3.1	2.8
Total operating expenses	27.6	26.3	25.2
Operating earnings	6.5	8.0	7.5
Net other expenses	1.0	1.0	1.3
Earnings before income taxes	5.5	6.9	6.2
Income tax expense	1.6	2.6	1.9
Net earnings	3.8	4.4	4.3

Net Sales, Orders, and Backlog - Fiscal 2013 Compared to Fiscal 2012

For the fiscal year ended June 1, 2013, consolidated net sales increased 2.9 percent to $1,774.9 million from $1,724.1 million for the fiscal year ended June 2, 2012. The acquisitions of Maharam Fabric Corporation (Maharam) on April 29, 2013 and Sun Hing POSH Holdings Limited (POSH) on April 3, 2012 increased fiscal 2013 net sales approximately $56.6 million. The impact of dealer divestitures in the second quarter of fiscal 2012 and the third quarter of fiscal 2013 had the effect of reducing sales approximately $10 million compared to fiscal 2012. The overall impact of foreign currency changes for the fiscal year was to decrease net sales by approximately $8 million. The year ended June 2, 2012 contained 53 weeks. An extra week in the company's fiscal year is required approximately every six years in order to realign its fiscal calendar-end dates with the actual calendar months. The additional week in Fiscal 2012 is estimated to have increased net sales $32 million. The company has also experienced a $50 million decrease in sales volumes to the U.S. federal government as compared to fiscal 2012. The impact of net changes in pricing is estimated to have had a $5.0 million increase on net sales during fiscal 2013. The remaining increase compared to fiscal 2012 was driven by increased volumes.

The following table presents the quantification of the changes in net sales from fiscal 2012 to fiscal 2013.

(In millions)
Fiscal 2012 Net sales	$1,724.1
Acquisitions and divestitures
Maharam acquisition	10.6
POSH acquisition	46.0
Dealer divestitures	(10.0)
Impact from foreign currency	(8.0)
Net changes in pricing	5.0
Extra week in fiscal 2012	(32.0)
U.S. federal government volumes	(50.0)
Change in other volumes	89.2
Fiscal 2013 Net sales	$1,774.9

Consolidated net trade orders for fiscal 2013 totaled $1,771.6 million compared to $1,725.7 million in fiscal 2012, an increase of 2.7 percent. Order rates began the year at a steady pace with orders averaging approximately $36 million per week through the second quarter. The third quarter weekly order rates averaged approximately $29 million per week, which is consistent with the company's typical seasonal slowdown. The fourth quarter finished the year with average weekly order rates increasing to approximately $35 million. The overall impact of foreign currency changes for the fiscal year decreased net orders by approximately $8.4 million.

Our backlog of unfilled orders at the end of fiscal 2013 totaled $274.4 million, a 1.3 percent decrease from the $278.0 million of backlog at the end of fiscal 2012.

BIFMA reported an estimated year-over-year decrease in U.S. office furniture shipments of approximately 0.6 percent for the twelve-month period ended May 2013. By comparison, the net sales increased for the company's domestic U.S. business by approximately 0.8 percent. The company believes that while comparisons to BIFMA are important, the company continues to pursue a strategy of revenue diversification that makes us less reliant on the drivers that impact BIFMA.

Net Sales, Orders, and Backlog - Fiscal 2012 Compared to Fiscal 2011

For the fiscal year ended June 2, 2012, consolidated net sales increased 4.5 percent to $1,724.1 million from $1,649.2 million for the fiscal year ended May 28, 2011. Net sales increased approximately $4.9 million in fiscal 2012 from the acquisition of Sun Hing POSH Holdings Limited (POSH). The overall impact of foreign currency changes for the fiscal year was to increase net sales by approximately $4.9 million. The impact of net changes in pricing is estimated to have had a $35.0 million increase on net sales during fiscal 2012 over the prior year. The divestiture of the three dealers sold during fiscal 2012 lead to approximately a $53 million decrease in both net sales and orders for fiscal 2012. The extra week of operations contributed approximately $32 million towards the increase. The company has also experienced a $62 million decrease in sales volumes to the U.S. federal government as compared to fiscal 2011. The remainder of the fiscal 2012 increase was driven by increased unit volumes.

The following table presents the quantification of the changes in net sales from fiscal 2011 to fiscal 2012.

(In millions)
Fiscal 2011 Net sales	$1,649.2
Acquisitions and Divestitures
POSH acquisition	4.9
Dealer divestitures	(53.0)
Impact from foreign currency	4.9
Net changes in pricing	35.0
Extra week in fiscal 2012	32.0
U.S. federal government volumes	(62.0)
Change in other volumes	113.1
Fiscal 2012 Net sales	$1,724.1

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

Gross Margin - Fiscal 2013 Compared to Fiscal 2012

Fiscal 2013 gross margin as a percentage of sales was 34.1 percent which is a decrease of 20 basis points from the fiscal 2012 level. The benefit captured from price increases net of incremental discounting had the effect of increasing gross margin by approximately 30 basis points. This benefit drove an increase in net sales of approximately $5 million during fiscal 2013 relative to the prior year period. An improvement in pricing net of incremental discounting increases net sales relative to prior periods. This has the effect of decreasing the components of the Condensed Consolidated Statement of Comprehensive Income as a percentage of net sales.

The following table presents, for the periods indicated, the components of the company's cost of sales as a percentage of net sales.

Fiscal Year Ended	June 1, 2013	June 2, 2012	Change
Direct materials	42.7%	42.2%	0.5%
Direct labor	6.4	6.6	(0.2)
Manufacturing overhead	10.8	10.9	(0.1)
Freight and distribution	6.0	6.0	—
Cost of sales	65.9	65.7	0.2

Direct material costs as a percent of net sales increased 50 basis points as compared to fiscal 2012. The material costs as a percent of net sales was impacted by approximately a 30 basis point increase related to the acquisition of POSH. Offsetting this increase were favorable impacts from lower commodity costs of 30 basis points. The remaining increase is related to unfavorable impact of changes in the product and channel mix compared to the prior year.

Direct labor was 6.4 percent of net sales for fiscal 2013, a decrease of 20 basis points from the prior year. The decrease is primarily related to a change in product mix compared to fiscal 2012.

Manufacturing overhead was 10.8 percent of net sales for fiscal 2013; decreasing 10 basis points from the prior year. Overhead costs in fiscal 2013 included approximately $4.1 million of legacy pension expenses related to the transition from (and planned termination of) the domestic defined benefit pension plans, accounting for a 20 basis point increase in overhead as a percent of net sales. Overhead costs as a percent of net sales were also increased by approximately 10 basis points due to higher employee incentive costs. The remaining change in was primarily related to a change in product mix compared to fiscal 2012.

Freight and distribution expenses, as a percentage of sales, was 6.0 percent for fiscal 2013 and were flat compared to the prior year.

Gross Margin - Fiscal 2012 Compared to Fiscal 2011

Fiscal 2012 gross margin as a percentage of sales was 34.3 percent which is an increase of 170 basis points from the fiscal 2011 level. Approximately 130 basis points of the increase was driven by the benefit captured from price increases net of incremental discounting. This benefit drove an increase in net sales of approximately $35 million during fiscal 2012 relative to the prior year period. An improvement in pricing net of incremental discounting increases net sales relative to prior periods. This has the effect of decreasing the components of the Condensed Consolidated Statement of Comprehensive Income as a percentage of net sales.

The following table presents, for the periods indicated, the components of the company's cost of sales as a percentage of net sales.

Fiscal Year Ended	June 2, 2012	May 28, 2011	Change
Direct materials	42.2%	42.2%	—%
Direct labor	6.6	6.8	(0.2)
Manufacturing overhead	10.9	12.6	(1.7)
Freight and distribution	6.0	5.8	0.2
Cost of sales	65.7	67.4	(1.7)

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

Freight and distribution expenses, as a percentage of sales, were modestly higher by 20 basis points compared to fiscal 2011 levels. In dollars these costs were higher by $5.5 million due to increased volume. The largest contributing factor to the increase in freight expense was increased fuel costs.

Operating Expenses - Fiscal 2013 Compared to Fiscal 2012

Operating expenses in fiscal 2013 were $490.3 million, or 27.6 percent of net sales, which compares to $453.0 million, or 26.3 percent of net sales in fiscal 2012. The company experienced a year-over-year increase in operating expense dollars of $37.3 million, and a 130 basis point increase to operating expenses as a percentage of net sales. The increase in operating expenses primarily relates to the legacy pension expenses of $24.1 million. The acquisitions of POSH and Maharam contributed an additional $7.0 million and $4.7 million of operating expenses, respectively. The impact of dealer divestitures had the effect of reducing operating expenses approximately $4.5 million compared to fiscal 2012. In addition, design and research expenses increased $7.2 million. Fiscal 2012 also included an extra week of operations, which drove approximately $3 million in additional compensation expense compared to fiscal 2013. Warranty expenses for the year were lower by approximately $6 million, primarily due to lower customer specific claims and changes in estimate in the prior year related to higher warranty claims loss experience which drove additional expense of approximately $5 million in fiscal 2012. The company recorded approximately $3 million more employee incentive expense during fiscal 2013 compared to the prior year period. The remaining change was due to net increases in various other operating expenses compared to the prior year period.

Year-over-year changes in currency exchange rates, associated with the company's international operations, decreased operating expenses by an estimated $2 million.

Design and research costs included in total operating expenses for fiscal 2013 was $59.9 million, or 3.4 percent of net sales, compared to fiscal 2012 expenses of $52.7 million, or 3.1 percent of net sales. This increase was primarily driven by the company's increased investment in various projects. Royalty payments for the company products, which are included within design and research costs, totaled $11.6 million and $11.7 million in fiscal years 2013 and 2012, respectively.

The following table presents the quantification of the changes in total operating expenses from fiscal 2012 to fiscal 2013.

(In millions)
Fiscal 2012 Operating expenses	$453.0
Selling, general & administrative change
Acquisitions and divestitures
Maharam acquisition	4.7
POSH acquisition	7.0
Dealer divestitures	(4.5)
Legacy pension expenses	24.1
Warranty	(6.0)
Marketing and selling	3.5
Employee incentive costs	3.0
Impact from foreign currency	(2.0)
Extra week in fiscal 2012	(3.0)
Other	7.5
Restructuring and impairment change	(4.2)
Design and research change	7.2
Fiscal 2013 Operating expenses	$490.3

Operating Expense - Fiscal 2012 Compared to Fiscal 2011

Operating expenses in fiscal 2012 were $453.0 million, or 26.3 percent of net sales, which compares to $414.8 million, or 25.2 percent of net sales in fiscal 2011. The company experienced a year-over-year increase in operating expense dollars of $38.2 million. The fiscal 2012 increase in operating expenses was partially driven by the fiscal 2011 settlement of the liability related to contingent payments associated with the Nemschoff acquisition. The settlement of this liability had the impact of reducing operating expenses by $15.1 million in fiscal 2011. The company also incurred approximately $3 million and $1.6 million in additional operating expenses due to the extra week of operations and the acquisition of POSH, respectively, during fiscal 2012. The company recorded approximately $7 million less employee incentive expense during fiscal 2012 compared to the prior year period. The remaining change was due to net increases in various other operating expenses compared to the prior year period.

Warranty expenses increased by $10.9 million in fiscal 2012. Approximately $1.2 million of the increase related to product warranty claims in excess of historical experience for older life cycle products. When applying this increased warranty claims loss experience to the remaining historical periods, this resulted in a change in estimate related to our general warranty reserve which drove additional expense of approximately $5 million. Higher sales in fiscal 2012 compared to fiscal 2011 drove an increase in product warranty expense of approximately $1.5 million. The remaining increase in warranty expense related to specific customer claims.

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

The following table presents the quantification of the changes in total operating expenses from fiscal 2011 to fiscal 2012.

(In millions)
Fiscal 2011 Operating expenses	$414.8
Selling, general & administrative change
Acquisitions and divestitures
POSH acquisition	1.6
Nemschoff contingent consideration settlement	15.1
Warranty	10.9
Employee incentive costs	(7.0)
Impact from foreign currency	1.0
Extra week in fiscal 2012	3.0
Other	4.3
Restructuring and impairment change	2.4
Design and research change	6.9
Fiscal 2012 Operating expenses	$453.0

Restructuring - Fiscal 2013 and Fiscal 2012

During fiscal 2012, the company took action to decrease its cost structure. In the fourth quarter the company announced a plan (the 2012 Plan) to consolidate the Nemschoff manufacturing operations in Sheboygan, Wisconsin with the closure of the Sioux City, Iowa seating plant. The 2012 Plan also includes the consolidation of the Nemschoff Sheboygan manufacturing sites into one location. This plan reduced fixed costs and operating expenses in order to improve operating performance, profitability and further enhance productivity. The 2012 Plan reduced the workforce by approximately 70 employees. The company anticipates no additional restructuring expense will be incurred under the 2012 Plan.

The fiscal 2013 restructuring expenses related to the 2012 Plan were $1.2 million. The restructuring expense consisted of $0.3 million related to severance and the $0.9 million related to building exit costs.

During fiscal 2012, the company incurred restructuring expense of $1.6 million of which consisted of $0.2 million related to severance and the $1.4 million related to impairment of building and equipment. In addition, the company recorded impairment of $3.8 million for the indefinite-lived intangible assets related to two healthcare trade names that were terminated during the fourth quarter of fiscal 2012. The impairment was the result of the company’s strategy to reduce its portfolio of healthcare brands and begin marketing the related products under the Nemschoff trade name.
The restructuring liabilities of $0.2 million for fiscal years 2013 and 2012 are included in, "Accrued liabilities" within the Consolidated Balance Sheet.

See Note 16 of the Consolidated Financial Statements for additional information on restructuring.

Operating Earnings

In fiscal 2013 operating earnings were $114.9 million, a 16.5 percent decrease from fiscal 2012 operating earnings of $137.6 million. This decrease was attributable to legacy pension expenses of $28.2 million. The fiscal 2012 operating earnings of $137.6 million represented a 11.6 percent increase from fiscal 2011 operating earnings of $123.3 million.

Other Expenses and Income

Net other expenses totaled $17.7 million in fiscal 2013 compared to $18.1 million in fiscal 2012 and $20.8 million in fiscal 2011. The decrease in the fiscal 2013 net other expenses is primarily related to an increase in investment income.

The decrease in fiscal 2012 expense compared to fiscal 2011 was a result of lower interest expense of $2.4 million due to a net reduction in the company's long-term debt levels in the fourth quarter of fiscal 2011. Lower foreign currency transaction losses in fiscal 2012 contributed to the remainder of the decrease in expense compared to fiscal 2011.

Income Taxes

The company's effective tax rate was 29.8 percent in fiscal 2013 versus 37.1 percent in fiscal 2012 and 30.9 percent in fiscal 2011. The effective tax rate in fiscal 2013 was below the statutory rate of 35 percent, primarily due to the domestic U.S. manufacturing deduction and international tax rate differential. The effective tax rate in fiscal 2012 was above the statutory rate of 35 percent, primarily due to a lower than anticipated manufacturing deduction, non-deductible expenses associated with contingent purchase consideration, and other adjustments required to reconcile income tax expense with the tax return of a foreign subsidiary. The effective tax rate in fiscal 2011 was below the statutory rate of 35 percent, primarily due to the domestic U.S. manufacturing deduction and realization of foreign tax credits.

For further information regarding income taxes, refer to Note 11 of the Consolidated Financial Statements.

Net Earnings; Earnings per Share

In fiscal 2013 and fiscal 2012 we generated $68.2 million and $75.2 million of net earnings, respectively. This compares to net earnings in fiscal 2011 of $70.8 million. In fiscal 2013 diluted earnings per share were $1.16 while diluted earnings per share in fiscal 2012 were $1.29 and $1.06 in fiscal 2011.

Discussion of Segments - Fiscal 2013 Compared to Fiscal 2012

North America
Net sales within the North American Furniture Solutions (North America) reportable segment increased $3.4 million to $1,221.9 million in fiscal 2013, a 0.3 percent increase from fiscal 2012. The impact of dealer divestitures in the second quarter of fiscal 2012 and the third quarter of fiscal 2013 had the effect of reducing sales approximately $10 million compared to fiscal 2012. The impact of foreign currency changes was to decrease fiscal 2013 net sales for North America by approximately $0.5 million. The impact of net changes in pricing is estimated to have had a $6 million increase on net sales during fiscal 2013 over the prior year. The additional week in fiscal 2012 is estimated to have increased net sales $23 million in fiscal 2012. The company has also experienced a $50 million decrease in sales volumes to the U.S. federal government as compared to fiscal 2012. The remaining change in net sales was due to an increase in unit volumes during fiscal 2013.

Operating earnings for North America in fiscal 2013 were 6.3 percent of net sales, a $20.3 million decrease from fiscal 2012. The decrease is attributable to the legacy pension expenses of $26.5 million. The extra week of operations had the effect of decreasing operating earnings in fiscal 2013 by approximately $1.8 million. The impact of dealer divestitures had the effect of increasing operating earnings approximately $3 million compared to fiscal 2012. Warranty expenses were lower by $6.0 million for fiscal 2013 due to lower customer specific claims and changes in estimates in the prior year related to higher warranty claims loss experience which drove additional expense of approximately $5 million in fiscal 2012. North America also had approximately $5.0 million in additional employee incentive expense during fiscal 2013 compared to the prior year. The impact of foreign currency changes increased fiscal 2013 operating earnings for North America by approximately $1.0 million. The remaining change in operating earnings as a percent of net sales in the current fiscal year is primarily driven by the ability to spread fixed manufacturing, sales and other costs over increased net sales.

Non-North America
Net sales in the Non-North American Furniture Solutions (Non-North America) reportable segment increased 8.6 percent, or $30.0 million, in fiscal 2013. The extra week of operations contributed approximately $6 million towards the fiscal 2012 net sales. Additionally, the acquisition of POSH in the fourth quarter of fiscal 2012 contributed an additional $46 million to net sales in fiscal 2013. The impact of foreign currency changes was to decrease fiscal 2013 net sales for Non-North America by approximately $7.5 million. The impact of net changes in pricing is estimated to have had a $1.5 million decrease on net sales during fiscal 2013 over the prior year. The remaining change in net sales was due to changes in unit volumes during fiscal 2013.

Operating earnings within Non-North America represents 6.5 percent of net sales for fiscal year 2013, a decrease of $7.4 million from fiscal 2012. The acquisition of POSH contributed an additional $4.0 million of operating earnings to fiscal 2013. The increase from POSH was more than offset by increased marketing and selling costs of $3.0 million, the impact of foreign currency changes of $4.0 million, the impact of the extra week in fiscal 2012 of $0.6 million, and declining leverage.

Specialty and Consumer
Net sales within the Specialty and Consumer reportable segment (Specialty and Consumer) increased 11.0 percent compared to fiscal 2012. The acquisition of Maharam in the fourth quarter of fiscal 2013 contributed an additional $10.6 million of net sales in fiscal 2013. The remaining increase was due to increased volumes which was partially offset by the impact of the extra week of operations in fiscal 2012 which is estimated to have increased net sales $3.0 million.

Operating earnings within Specialty and Consumer totaled $15.4 million for the year, or 8.8 percent of net sales. The extra week of operations had the effect of increasing operating earnings in fiscal 2012 by approximately $0.3 million. Specialty and Consumer also included legacy pension expenses of $1.7 million in fiscal 2013. The remaining increase in operating earnings was driven by the ability to spread fixed manufacturing, sales and other costs over increased volumes.

Discussion of Segments - Fiscal 2012 Compared to Fiscal 2011

North America
Net sales within the North American Furniture Solutions (North America) reportable segment were $1,218.5 million in fiscal 2012, a 0.5 percent decrease from fiscal 2011 net sales of $1,224.8 million. The divestiture of the three dealers sold during fiscal 2012 lead to a decrease of approximately $53.0 million in net sales. The impact of net changes in pricing is estimated to have had a $31.0 million increase on net sales during fiscal 2012 over the prior year. The extra week of operations contributed approximately $23.0 million to the fiscal 2012 net sales. The impact of foreign currency changes was to increase fiscal 2012 net sales for North America by approximately $0.7 million. The company has also experienced a $62 million decrease in sales volumes to the U.S. federal government as compared to fiscal 2011. The remaining change in net sales was due to an increase in volumes during fiscal 2012.

Operating earnings for North America in fiscal 2012 were $96.9 million, or 8.0 percent of net sales. This compares to operating earnings of $99.4 million or 8.1 percent of net sales in fiscal 2011. The extra week of operations had the effect of increasing operating earnings in fiscal 2012 by approximately $1.8 million. Warranty expenses were higher by $9.2 million for fiscal 2012 due to increased spend and changes in estimates. North America also had a decrease of approximately $15.0 million in employee incentive expense during fiscal 2012 compared to the prior year. The impact of foreign currency changes increased fiscal 2012 operating earnings for North America by approximately $0.7 million. In addition, the fiscal 2011 operating earnings included the positive impact resulting from the settlement of the liability related to contingent payments associated with the Nemschoff acquisition of $15.1 million. The remaining change in operating earnings as a percent of net sales in the current fiscal year is primarily driven by the ability to spread fixed manufacturing, sales and other costs over increased net sales.

Non-North America
Net sales from the Non-North American Furniture Solutions (Non-North America) reportable segment were $347.3 million in fiscal 2012, a $56.9 million or a 19.6 percent increase from fiscal 2011 net sales of $290.4 million. The extra week of operations contributed approximately $6.0 million towards the increase. Additionally, net sales increased approximately $4.9 million in fiscal 2012 from the acquisition of POSH, which was acquired in the fourth quarter of fiscal 2012. The impact of foreign currency changes was to increase fiscal 2012 net sales for Non-North America by approximately $4.2 million. The remaining year-over-year sales growth was driven primarily from increased unit volumes during fiscal 2012.

Operating earnings within Non-North America totaled $32.1 million and $18.8 million for fiscal year 2012 and 2011, respectively, and represents 9.2 percent and 6.4 percent of net sales for fiscal year 2012 and 2011, respectively. The extra week of operations had the effect of increasing operating earnings in fiscal 2012 by approximately $0.6 million. The acquisition of POSH contributed an additional $0.4 million of operating earnings to fiscal 2012. The impact of foreign currency changes increased fiscal 2012 operating earnings for Non-North America by approximately $0.4 million. The remaining increase in operating earnings was driven by the ability to spread fixed manufacturing, sales and other costs over increased unit volumes.

Specialty and Consumer
Net sales within the Specialty and Consumer reportable segment (Specialty and Consumer) were $158.3 million in fiscal 2012, a $24.3 million or a 18.0 percent increase from fiscal 2011 net sales of $134.0 million. The impact of net changes in pricing is estimated to have had a $4.0 million increase on net sales during fiscal 2012 over the prior year. The extra week of operations contributed approximately $3.0 million towards the increase. The remaining increase in net sales was driven primarily from increased unit volumes during fiscal 2012.

Operating earnings within Specialty and Consumer totaled $15.1 million for the year, or 9.5 percent of net sales. This compares to operating earnings of $10.7 million, or 8.0 percent, of net sales in fiscal 2011, an increase of 150 basis points. The extra week of operations had the effect of increasing operating earnings in fiscal 2012 by approximately $0.3 million. Specialty and Consumer also had a decrease of approximately $1.0 million in employee incentive expense during fiscal 2012 compared to the prior year. Warranty expenses increased $2.2 million for fiscal 2012 due to increased spend and changes in estimates. The remaining increase in operating earnings was driven by the ability to spread fixed manufacturing, sales and other costs over increased unit volumes.

Liquidity and Capital Resources

The table below presents certain key cash flow and capital highlights for the fiscal years indicated.

	Fiscal Year Ended
(In millions)	2013	2012	2011
Cash and cash equivalents, end of period	$82.7	$172.2	$142.2
Marketable securities, end of period	$10.8	$9.6	$11.0
Cash generated from operating activities	$136.5	$90.1	$89.0
Cash used for investing activities	$(209.7)	$(58.4)	$(31.4)
Cash used for financing activities	$(16.0)	$(1.6)	$(50.2)
Pension and post-retirement benefit plan contributions (1)	$(4.5)	$(64.9)	$(52.8)
Capital expenditures	$(50.2)	$(28.5)	$(30.5)
Stock repurchased and retired	$(3.6)	$(2.7)	$(1.0)
Interest-bearing debt, end of period (3)	$250.0	$250.0	$250.0
Available unsecured credit facility, end of period (2) (3)	$142.3	$140.3	$140.6

(1) Amount shown for fiscal 2011 includes a $14.6 million contribution made in the company's common stock.
(2) Amounts shown are net of outstanding letters of credit, which are applied against the company's unsecured credit facility.
(3) During fiscal 2012 we renegotiated the unsecured revolving credit facility. Refer to Note 6 of the Consolidated Financial Statements for additional information.

Cash Flow — Operating Activities
Cash generated from operating activities in fiscal 2013 totaled $136.5 million compared to $90.1 million generated in the prior year. This represents an increase of $46.4 million compared to fiscal 2012. Changes in working capital balances resulted in a $17.2 million source of cash in the current fiscal year compared to a $8.8 million source of cash in the prior year.

The source of cash related to changes in working capital balances in fiscal 2013 consist primarily of a decrease in estimated tax payments of $9.5 million and increases in accrued liabilities related to dividends and employee incentive costs of $6.0 million and $12.5 million, respectively. These amounts were partially offset by increases in trade receivables and inventories of $7.7 million and $4.6 million, respectively.

The source of cash related to changes in working capital balances in fiscal 2012 consist primarily of decreases in trade receivables of $17.5 million, prepaids of $2.7 million, an increase in trade payables of $4.8 million and an increase in accrued warranty of $5.3 million. These amounts were partially offset by decreases in accrued compensation and other accruals of $20.1 million and $1.4 million, respectively.

The use of cash related to working capital balances in fiscal 2011 consist primarily of increases in trade receivables of $48.5 million, inventory of $8.3 million and prepaids of $14.5 million. These changes were partially offset by increases in trade payables of $14.3 million, and regular and incentive based compensation of $34.8 million during fiscal 2011.

Collections of accounts receivable remained strong throughout fiscal 2013, and the company's recorded accounts receivable valuation allowances at the end of the year are believed to be adequate to cover the risk of potential bad debts. Allowances for non-collectible accounts receivable, as a percent of gross accounts receivable, totaled 2.4 percent, 2.7 percent, and 2.3 percent at the end of fiscal years 2013, 2012, and 2011, respectively.

During fiscal 2013, $4.5 million in cash contributions were made to the company's employee pension and post-retirement benefit plans. Cash contributions during fiscal 2012 and 2011 made to the company's employee pension and post-retirement benefit plans totaled $64.9 million and $38.2 million, respectively. The company plans to terminate the primary domestic pension plan in fiscal 2014. At the time of termination, the company will be required to make additional cash contributions to the plans, which are currently estimated to total between $50 million to $55 million. For further information regarding the company's pension and post-retirement benefit plans, including information relative to the funded status of these plans, refer to Note 8 of the Consolidated Financial Statements.

Cash Flow — Investing Activities
Capital expenditures totaled $50.2 million, $28.5 million and $30.5 million in fiscal 2013, 2012 and 2011, respectively. Outstanding commitments for future capital purchases at the end of fiscal 2013 were approximately $10 million. The company expects capital spending in fiscal 2014 to be between $60 million and $70 million primarily due to planned investments in the company's facilities.

Included in the fiscal 2013 and fiscal 2012 investing activities, are net cash outflows of $155.8 million and $47.1 million related to the acquisition of Maharam Fabric Corporation (Maharam) in fiscal 2013 and Sun Hing POSH Holdings Limited (POSH) in fiscal 2012, respectively. Fiscal 2012 also includes proceeds of $13.8 million and $3.6 million from the sale of three furniture dealerships and a warehousing facility, respectively.

Our net marketable securities transactions for fiscal 2013 yielded a $1.2 million use of cash. This compares to a $1.4 million and $1.3 million source of cash in fiscal 2012 and fiscal 2011, respectively.

Cash Flow — Financing Activities

	Fiscal Year Ended
(In millions, except share and per share data)	2013	2012	2011
Shares acquired	154,917	115,012	49,694
Cost of shares acquired	$3.6	$2.7	$1.0
Shares issued (1)	461,944	442,085	1,095,819
Average price per share issued	$15.54	$19.20	$22.59
Cash dividends paid	19.1	5.2	5.0

(1) Includes 582,000 shares issued as a contribution to the company's pension plans during fiscal 2011.

During the second quarter of fiscal 2013, the company entered into a revolving line of credit, which provides the company with approximately $5.0 million in revolving variable interest borrowing capacity. The company intends to utilize the revolver, which is denominated in Chinese Renminbi, to meet working capital cash flow needs at its Ningbo, China operations. The uncommitted facility is subject to changes in bank approval and outstanding borrowings bear interest at rates based on a benchmark lending rate as outlined in the agreement. Each draw on the line of credit is subject to a maximum period of one year, and corresponding interest is payable on the maturity date of each draw. As of June 1, 2013, there were no borrowings against this facility.

During the second quarter of fiscal 2012, the company entered into an amendment and restatement of the syndicated revolving line of credit, which provides the company with up to $150 million in revolving variable interest borrowing capacity and includes an "accordion feature" allowing the company to increase, at its option and subject to the approval of the participating banks, the aggregate borrowing capacity of the facility by $75 million. The facility expires in November 2016 and outstanding borrowings bear interest at rates based on the prime rate, federal funds rate, LIBOR, or negotiated rates as outlined in the agreement. Interest is payable periodically throughout the period a borrowing is outstanding. The only usage against the company's unsecured revolving credit facility at the end of fiscal 2013, 2012, and 2011 represented outstanding standby letters of credit totaling $7.7 million, $9.7 million and $9.4 million, respectively.

Interest-bearing debt at the end of fiscal 2013, 2012, and 2011 was $250.0 million. The provisions of the company's private placement notes and unsecured credit facility require the company to adhere to certain covenants and maintain certain performance ratios. The company was in compliance with all such covenants and performance ratios during fiscal 2013.

In fiscal 2013, we received $7.2 million related to the issuance of shares in connection with stock-based compensation plans. This compares to receiving $6.4 million and $8.6 million in fiscal 2012 and 2011, respectively.

At the end of the fourth quarter fiscal 2013, the company had cash and cash equivalents of $82.7 million including foreign cash of $42.0 million. In addition, the company had foreign marketable securities of $10.8 million. The foreign subsidiary holding the company's marketable securities is taxed as a U.S. taxpayer at the company's election; consequently, for tax purposes all U.S tax impacts for this subsidiary have been recorded. The company has no plans to repatriate earnings from foreign subsidiaries in fiscal 2014. The company's intent is to permanently reinvest the remainder of the foreign cash amounts outside the U.S. The company's plans do not demonstrate a need to repatriate these balances to fund U.S. operations. During fiscal 2013 the company repatriated $3.0 million of undistributed foreign earnings. During fiscal 2012 the company did not repatriate any undistributed foreign earnings. During fiscal 2011 the company repatriated $18.8 million of undistributed foreign earnings.

We believe cash on hand, cash generated from operations, and our borrowing capacity will provide adequate liquidity to fund near term and future business operations, capital needs and future dividends, subject to financing availability in the marketplace.

Contingencies
The company leases a facility in the United Kingdom under an agreement that expired in June 2011, and the company is currently leasing the facility on a month to month basis. Under the terms of the lease, the company is required to perform the maintenance and repairs necessary to address the general dilapidation of the facility over the lease term. The ultimate cost of this provision to the company is dependent on a number of factors including, but not limited to, the future use of the facility by the lessor and whether the company chooses and is permitted to renew the lease term. The company has estimated the cost of these maintenance and repairs to be between $0 and $3 million, depending on the outcome of future plans and negotiations. Based on existing circumstances, it is estimated that these costs will most likely approximate $1.3 million as of June 1, 2013, and was estimated to be $1.2 million as of June 2, 2012. As a result, these amounts have been recorded as a liability reflected under the caption “Accrued Liabilities” for fiscal 2013 and fiscal 2012 in the Consolidated Balance Sheets.

The company has a lease obligation in the U.K. until May 2014 for a facility that it has exited. Current market rates for comparable office space are lower than the rental payments owed under the lease agreement, as such, the company would remain liable to pay the difference if it were subleased. As a result, the estimated liability of $0.6 million and $1.1 million is reflected under the caption “Accrued Liabilities” and "Other Liabilities" in the Consolidated Balance Sheets at June 1, 2013 and June 2, 2012, respectively.

The company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the company's Consolidated Financial Statements.

Basis of Presentation
The company's fiscal year ends on the Saturday closest to May 31. Fiscal years ending June 1, 2013 and May 28, 2011 each contained 52 weeks of operations. Fiscal year ended June 2, 2012 included 53 weeks of operations. This is the basis upon which weekly-average data is presented.

Contractual Obligations
Contractual obligations associated with our ongoing business and financing activities will result in cash payments in future periods. The following table summarizes the amounts and estimated timing of these future cash payments. Further information regarding debt obligations can be found in Note 6 of the Consolidated Financial Statements. Likewise, further information related to operating leases can be found in Note 7 of the Consolidated Financial Statements.

(In millions)	Payments due by fiscal year
	Total	2014	2015-2016	2017-2018	Thereafter
Long-term debt	$250.0	$—	$50.0	$150.0	$50.0
Estimated interest on debt obligations (1)	72.2	15.6	27.0	21.4	8.2
Operating leases	77.6	19.4	26.7	16.5	15.0
Purchase obligations (2)	41.6	30.6	11.0	—	—
Pension plan funding (3)	2.3	1.5	0.2	0.2	0.4
Stockholder dividends (4)	7.3	7.3	—	—	—
Other (5)	22.5	1.9	6.2	3.1	11.3
Total	$473.5	$76.3	$121.1	$191.2	$84.9
(1) Estimated future interest payments on our outstanding debt obligations are based on interest rates as of June 1, 2013. Actual cash outflows may differ significantly due to changes in underlying interest rates and timing of principal payments.
(2) Purchase obligations consist of non-cancelable purchase orders and commitments for goods, services, and capital assets.
(3) Pension plan funding commitments are known for a 12-month period for those plans that are funded; unfunded pension and post-retirement plan funding amounts are equal to the estimated benefit payments. As of June 1, 2013, the total projected benefit obligation for our domestic and international employee pension benefit plans was $405.9 million.
(4) Represents the recorded dividend payable as of June 1, 2013. Future dividend payments are not considered contractual obligations until declared.
(5) Other contractual obligations primarily represent long-term commitments related to deferred and supplemental employee compensation benefits, and other post-employment benefits.

Off-Balance Sheet Arrangements — Guarantees
We provide certain guarantees to third parties under various arrangements in the form of product warranties, loan guarantees, standby letters of credit, lease guarantees, performance bonds, and indemnification provisions. These arrangements are accounted for and disclosed in accordance with Accounting Standards Codification (ASC) Topic 460, "Guarantees" as described in Note 14 of the Consolidated Financial Statements.

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

Revenue Recognition
As described in the “Executive Overview,” the majority of our products and services are sold through one of five channels: Independent contract furniture dealers and licensees, owned contract furniture dealers, direct to end customers, and independent retailers. We recognize revenue on sales to independent dealers, licensees, and retailers once the product is shipped and title passes to the buyer. When we sell product directly to the end customer or through owned dealers, we recognize revenue once the product and services are delivered and installation thereof is substantially complete.

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

Receivable Allowances
We base our allowances for receivables on known customer exposures, historical credit experience, and the specific identification of other potential problems, including the current economic climate. These methods are applied to all major receivables, including trade, lease, and notes receivable. In addition, we follow a policy that consistently applies reserve rates based on the outstanding accounts receivable and historical experience. Actual collections can differ from our historical experience, and if economic or business conditions deteriorate significantly, adjustments to these reserves may be required.

The accounts receivable allowance totaled $4.4 million and $4.4 million at June 1, 2013 and June 2, 2012, respectively. As a percentage of gross accounts receivable, these allowances totaled 2.4 percent and 2.7 percent for fiscal 2013 and fiscal 2012, respectively. The year-over-year decrease in the allowance is primarily due to the stabilization of economic conditions and continued financial health of our customers.

Goodwill and Indefinite-lived Intangibles
The carrying value of goodwill and indefinite-lived intangible assets as of June 1, 2013 and June 2, 2012, were $289.3 million and $185.7 million, respectively. The company is required to perform an annual test of goodwill and indefinite-lived intangible assets to determine if the asset values are impaired.

The company completed the required annual goodwill impairment test in the fourth quarter of fiscal 2013, as of March 30, 2013, and elected not to perform the qualitative assessment and proceed to the first step of the quantitative goodwill impairment test. As a result , goodwill of the reporting units was determined to not be impaired as the fair value of the reporting units exceeded the carrying amount. The test for impairment requires the company to make several estimates about fair value, most of which are based on projected future cash flows and market valuation multiples. We estimated the fair value of the reporting units using a discounted cash flow analysis and reconciled the sum of the fair values of the reporting units to total market capitalization of the company plus a control premium. The control premium represents an estimate associated with obtaining control of the company in an acquisition. The discount cash flow analysis used the present value of projected cash flows and a residual value. The company employs a market-based approach in selecting the discount rates used in our analysis.The discount rates selected represent market rates of return equal to what the company believes is what a reasonable investor would expect to achieve on investments of similar size to the company's reporting units. The company believes the discount rates selected in the quantitative assessment are appropriate in that, in all cases, they meet or exceed the estimated weighted average cost of capital for our business as a whole. The results of the impairment test are sensitive to changes in discount rates, though the testing performed in fiscal 2013 indicates that even a significant increase in the discount rate would not have changed the conclusion.

The company has early-adopted the provisions of Accounting Standard Update 2012-02, which permits the company to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If, after considering the totality of events and circumstances, an entity determines it is more likely than not that an indefinite-lived intangible asset is not impaired, then calculating the fair value of such asset is unnecessary. The quantitative impairment test, when necessary, is based on the relief from royalty method to determine the fair value of the indefinite-lived intangible assets which is both a market-based approach and an income-based approach. The relief from royalty method focuses on the level of royalty payments that the user of an intangible asset would have to pay a third party for the use of the asset if it were not owned by the user. This method involves estimating theoretical future after tax royalty payments based on the company's forecasted revenues attributable to the trade names. These payments are then discounted to present value utilizing a discount rate that considers the after-corporate tax required rate of return applicable to the asset. The projected revenues reflect the best estimate of management for the trade names, however, actual revenues could differ from our estimates.

The company completed the required annual indefinite-lived intangible asset impairment tests in the fourth quarter of fiscal 2013, as of March 30, 2013, and concluded utilizing a combination of the qualitative and quantitative assessment's that the trade names were not impaired. The discount rates selected represent market rates of return equal to what the company believes is what a reasonable investor would expect to achieve on investments of similar size and type to the trade names being tested. The company believes the discount rates selected are appropriate in that, in all cases, they exceed the estimated weighted average cost of capital for our business as a whole. The results of the impairment test are sensitive to changes in the discount rates and changes in the discount rate may result in future impairment.

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

During the fourth quarter of fiscal 2012 the company recorded a fixed asset impairment charge of $1.4 million. This asset impairment relates to the Nemschoff plant closure and consolidation. See note 16 to the Consolidated Financial Statements for additional information on the restructuring action which included this fixed asset impairment.

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

See Note 11 of the Consolidated Financial Statements for information regarding the company's uncertain tax positions.

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

Self-Insurance Reserves
With the assistance of independent actuaries, reserves are established for workers' compensation and general liability exposures. The reserves are established based on expected future claims for incurred losses. The company also establishes reserves for health, prescription drugs, and dental benefit exposures based on historical claims information along with certain assumptions about future trends. The methods and assumptions used to determine the liabilities are applied consistently, although actual claims experience can vary. The company also maintains insurance coverage for certain risk exposures through traditional premium-based insurance policies. The company's health benefits retention level does not include an aggregate stop loss policy. The company's retention levels designated within significant insurance arrangements as of June 1, 2013, are as follows.

(In millions)	Retention Level (per occurrence)
General liability and auto liability/physical damage	$1.00
Workers' compensation and property	$0.75
Health benefits	$0.50

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

While this assumption represents the long-term market return expectation, actual asset returns can and do differ from year-to-year. Such differences give rise to actuarial gains and losses. In years where actual market returns are lower than the assumed rate, an actuarial loss is generated. Conversely, an actuarial gain results when actual market returns exceed the assumed rate in a given year. As of June 1, 2013, and June 2, 2012, the net actuarial loss associated with the employee pension and post-retirement benefit plans totaled approximately $169.7 million and $195.7 million, respectively. The unrecognized loss decreased from 2012 to 2013 due primarily to settlement losses that were recognized related to the payment of lump sum benefits from the primary domestic pension plan. Changes in the discount rate and return on assets can have a significant effect on the expense and obligations related to our pension plans. The company cannot accurately predict these changes in discount rates or investment returns and, therefore, cannot reasonably estimate whether adjustments to the expense or obligation in subsequent years will be significant. Both the June 1, 2013 pension funded status and 2014 expense are affected by year-end 2013 discount rate and expected return on assets assumptions. Any change to these assumptions will be specific to the time periods noted and may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown.

The effect of the indicated increase/(decrease) in discount rates and expected return on assets is shown below:

(In millions)
Assumption	1 Percent Change	2014 Expense		June 1, 2013 Obligation
		U.S.	International	U.S.	International
Discount rate	+/- 1.0	$ 1.8 / (1.8)	$ (1.2) / 1.4	$ (12.0) / 14.4	$ (17.0) / 22.0
Expected return on assets	+/- 1.0	$(2.6) / 2.6	$ (0.8) / 0.8	—	—

For purposes of determining annual net pension expense, the company uses a calculated method for determining the market-related value of plan assets. Under this method, the company recognizes the change in fair value of plan assets systematically over a five-year period. Accordingly, a portion of the net actuarial loss is deferred. The remaining portion of the net actuarial loss is subject to amortization expense each year. The amortization period used in determining this expense is the estimated remaining working life of active pension plan participants. The company currently estimates this period to be approximately 12 years. As of June 1, 2013, the deferred net actuarial loss (i.e. the portion of the total net actuarial loss not subject to amortization) was approximately $2.5 million.

Refer to Note 8 of the Consolidated Financial Statements for more information regarding costs and assumptions used for employee benefit plans.

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

•
Expected Volatility — This represents a measure, expressed as a percentage, of the expected fluctuation in the market price of the company's common stock. As a point of reference, a high volatility percentage would assume a wider expected range of market returns for a particular security. All other assumptions held constant, this would yield a higher stock option valuation than a calculation using a lower measure of volatility. In measuring the fair value of stock options issued during fiscal year 2013, we utilized an expected volatility of 47 percent.

•
Expected Term of Options — This assumption represents the expected length of time between the grant date of a stock option and the date at which it is exercised (option life). The company assumed an average expected term of 5.5 years in calculating the fair values of the majority of stock options issued during fiscal 2013.

Refer to Note 10 of the Consolidated Financial Statements for further discussion on our stock-based compensation plans.

Contingencies
In the ordinary course of business, the company encounters matters that raise the potential for contingent liabilities. In evaluating these matters for accounting treatment and disclosure, the company is required to apply judgment in order to determine the probability that a liability has been incurred. The company is also required to measure, if possible, the dollar value of such liabilities in determining whether or not recognition in our financial statements is required. This process involves the use of estimates which may differ from actual outcomes. Refer to Note 14 of the Consolidated Financial Statements for more information relating to contingencies.

New Accounting Standards
Refer to Note 1 of the Consolidated Financial Statements for information related to new accounting standards.

Forward Looking Statements
Certain statements in this filing are not historical facts but are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that are based on management’s beliefs, assumptions, current expectations, estimates, and projections about the office furniture industry, the economy, and the company itself. Words like “anticipates,” “believes,” “confident,” “estimates,” “expects,” “forecasts,” “likely,” “plans,” “projects,” “should,” variations of such words, and similar expressions identify such forward-looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. These risks include, without limitation, employment and general economic conditions, the pace of economic recovery in the U.S. and international markets, the level of anticipated pension amortization and settlement expenses, the pace and level of government procurement, the impact of the Affordable Care Act on healthcare markets, the increase in white-collar employment, the willingness of customers to undertake capital expenditures, the types of products purchased by customers, competitive-pricing pressures, the availability and pricing of raw materials, our reliance on a limited number of suppliers, currency fluctuations, the ability to increase prices to absorb the additional costs of raw materials, the financial strength of our dealers and customers, the mix of our products purchased by customers, our ability to attract and retain key executives and other qualified employees, our ability to continue to make product innovations, the success of newly introduced products, our ability to serve all of our markets, possible acquisitions, divestitures or alliances, the outcome of pending litigation or governmental audits or investigations, political risk in the markets we serve, and other risks identified in this Form 10-K and our other filings with the Securities and Exchange Commission. Therefore, actual results and outcomes may materially differ from what we express or forecast. Furthermore, Herman Miller, Inc. undertakes no obligation to update, amend or clarify forward-looking statements.

Item 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The company manufactures, markets, and sells its products throughout the world and, as a result, is subject to changing economic conditions, which could reduce the demand for its products.

Direct Material Costs
The company is exposed to risks arising from price changes for certain direct materials and assembly components used in its operations. The largest such costs incurred by the company are for steel, plastics, textiles, wood particleboard, and aluminum components. The impact from changes in commodity prices decreased the company's costs by approximately $4.5 million during fiscal 2013 compared to the prior year. The net impact of changes in pricing increased net sales by $5.0 million.
The impact from changes in commodity prices increased the company's costs by approximately $1 million during fiscal 2012 however this was offset by the net impact of changes in pricing in fiscal 2012 which increased net sales by approximately $35 million. This increase in net sales had the effect of decreasing the company's costs as a percent of net sales compared to fiscal 2011. The net impact of changes in pricing in fiscal 2011 decreased net sales by $12 million, which had the effect of increasing the company's costs as a percent of net sales compared to fiscal 2010.

The company believes market prices for commodities will fluctuate and acknowledges that over time increases on its key direct materials and assembly components are likely. Consequently, it views the prospect of such increases as an outlook risk to the business.

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

In the normal course of business, the company enters into contracts denominated in foreign currencies. The principal foreign currencies in which the company conducts its business are the British pound sterling, euro, Canadian dollar, Japanese yen, Mexican peso, Hong Kong dollar and Chinese renminbi. As of June 1, 2013, the company had outstanding, thirteen forward currency instruments designed to offset either net asset or net liability exposure that is denominated in non-functional currencies. One forward contract was placed to offset a 9.5 million Hong Kong dollar-denominated net asset exposure, two forward contracts were placed to offset a 6.4 million euro-denominated net asset exposure, two forward contracts were placed to offset a 5.4 million U.S. dollar-denominated net asset exposure, and one forward contract was placed to offset a 0.6 million Australian dollar-denominated net asset exposure. One forward contract was placed to offset 1.3 million British pound sterling-denominated net liability exposure and six forward contracts were placed to offset a 6.7 million U.S.dollar-denominated net liability exposure.

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

A net loss of $1.3 million, $1.3 million and $2.0 million related to the cost of the foreign currency hedges and remeasuring all foreign currency transactions into the appropriate functional currency was included in net earnings for the years ending June 1, 2013, June 2, 2012 and May 28, 2011, respectively. These amounts are included in “Other Expenses (Income)” in the Consolidated Statements of Comprehensive Income. Additionally, the cumulative effect of translating the balance sheet and income statement accounts from the functional currency into the United States dollar increased the accumulated comprehensive loss component of total stockholders' equity by $1.0 million and $7.1 million as of the end of fiscal 2013 and fiscal 2012. Conversely, the effect decreased the accumulated comprehensive loss component of total stockholders equity by $6.4 million as of the end of fiscal 2011.

Interest Rate Risk
The company maintains fixed-rate debt for which changes in interest rates generally affect fair market value but not earnings or cash flows. During the fourth quarter of fiscal 2011 the company's interest rate swap agreement expired as planned on March 15, 2011. The swap arrangement effectively reduced interest expense by $1.5 million in fiscal 2011. All cash flows related to the company's interest rate swap instruments are denominated in U.S. dollars.

Expected cash flows (notional amounts) over the next five years and thereafter related to debt instruments are as follows.

(In millions)	2014	2015	2016	2017	2018	Thereafter	Total
Long-Term Debt:
Fixed rate	$—	$50.0	$—	$—	$150.0	$50.0	$250.0
Wtd. average interest rate = 6.2%

Item 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Comprehensive Income

	Fiscal Years Ended
(In millions)	June 1, 2013	June 2, 2012	May 28, 2011
Net sales	$1,774.9	$1,724.1	$1,649.2
Cost of sales	1,169.7	1,133.5	1,111.1
Gross margin	605.2	590.6	538.1
Operating expenses:
Selling, general, and administrative	429.2	394.9	366.0
Restructuring and impairment expenses	1.2	5.4	3.0
Design and research	59.9	52.7	45.8
Total operating expenses	490.3	453.0	414.8
Operating earnings	114.9	137.6	123.3
Other expenses (income):
Interest expense	17.2	17.5	19.9
Interest and other investment income	(0.4)	(1.0)	(1.5)
Other, net	0.9	1.6	2.4
Net other expenses	17.7	18.1	20.8
Earnings before income taxes	97.2	119.5	102.5
Income tax expense	28.9	44.3	31.7
Equity loss from nonconsolidated affiliates, net of tax	(0.1)	—	—
Net earnings	$68.2	$75.2	$70.8

Earnings per share — basic	$1.17	$1.29	$1.24
Earnings per share — diluted	$1.16	$1.29	$1.06

Other comprehensive income:
Foreign currency translation adjustments	$(1.0)	$(7.1)	$6.4
Pension and post-retirement liability adjustments (net of tax of $(8.8), $12.2, and $(11.8))	17.3	(29.3)	25.5
Unrealized holding gain (net of tax of $0, $0, and $0)	—	—	0.1
Total other comprehensive income/(loss)	16.3	(36.4)	32.0
Comprehensive income	$84.5	$38.8	$102.8

Consolidated Balance Sheets

(In millions, except share and per share data)	June 1, 2013	June 2, 2012
Assets
Current Assets:
Cash and cash equivalents	$82.7	$172.2
Marketable securities	10.8	9.6
Accounts receivable, less allowances of $4.4 in 2013 and $4.4 in 2012	178.4	159.7
Inventories, net	76.2	59.3
Deferred income taxes	22.1	20.4
Prepaid property and other taxes	8.1	17.6
Other	21.0	16.5
Total Current Assets	399.3	455.3

Property and Equipment:
Land and improvements	26.7	19.2
Buildings and improvements	160.0	146.0
Machinery and equipment	558.3	533.7
Construction in progress	20.3	12.6
Gross Property and Equipment	765.3	711.5
Less: accumulated depreciation	(581.2)	(555.5)
Net Property and Equipment	184.1	156.0
Goodwill	227.0	146.4
Indefinite-lived intangibles	62.3	39.3
Other amortizable intangibles, net	48.0	31.1
Other assets	25.8	11.0
Total Assets	$946.5	$839.1

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$130.1	$115.8
Accrued liabilities	159.9	137.9
Total Current Liabilities	290.0	253.7

Long-term debt	250.0	250.0
Pension and post-retirement benefits	39.6	37.9
Other liabilities	47.4	49.2
Total Liabilities	627.0	590.8

Stockholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized, none issued)	—	—
Common stock, $0.20 par value (240,000,000 shares authorized, 58,682,958 and 58,375,931 shares issued and outstanding in 2013 and 2012, respectively)	11.7	11.7
Additional paid-in capital	102.9	90.9
Retained earnings	331.1	288.2
Accumulated other comprehensive loss	(124.3)	(140.6)
Key executive deferred compensation	(1.9)	(1.9)
Total Stockholders' Equity	319.5	248.3
Total Liabilities and Stockholders' Equity	$946.5	$839.1

Consolidated Statements of Stockholders' Equity

(In millions, except share data)	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Key Executive Deferred Compensation	Total Stockholders' Equity
Balance, May 29, 2010	57,002,733	$11.4	$55.9	$152.4	$(136.2)	$(3.4)	$80.1
Net earnings	—	—	—	70.8	—	—	70.8
Other comprehensive income	—	—	—	—	32.0	—	32.0
Total comprehensive income							102.8
Cash dividends declared ($0.088 per share)	—	—	—	(5.0)	—	—	(5.0)
Contribution of common stock to defined benefit pension plan	582,000	0.1	14.5	—	—	—	14.6
Exercise of stock options	309,252	0.1	6.5	—	—	—	6.6
Employee stock purchase plan	99,593	—	2.1	—	—	—	2.1
Excess tax benefit relating to stock-based compensation	—	—	0.1	—	—	—	0.1
Repurchase and retirement of common stock	(49,694)	—	(1.0)	—	—	—	(1.0)
Restricted stock units released	95,865	—	2.0	—	—	—	2.0
Stock option compensation expense	—	—	2.5	—	—	—	2.5
Deferred compensation plan	—	—	(0.8)	—	—	0.8	—
Directors' fees	9,109	—	0.2	—	—	—	0.2
Balance, May 28, 2011	58,048,858	$11.6	$82.0	$218.2	$(104.2)	$(2.6)	$205.0
Net earnings	—	—	—	75.2	—	—	75.2
Other comprehensive loss	—	—	—	—	(36.4)	—	(36.4)
Total comprehensive income							38.8
Cash dividends declared ($0.088 per share)	—	—	—	(5.2)	—	—	(5.2)
Exercise of stock options	215,524	0.1	4.2	—	—	—	4.3
Employee stock purchase plan	109,435	—	2.1	—	—	—	2.1
Excess tax benefit relating to stock-based compensation	—	—	(0.1)	—	—	—	(0.1)
Repurchase and retirement of common stock	(115,012)	—	(2.7)	—	—	—	(2.7)
Restricted stock units released	99,007	—	2.9	—	—	—	2.9
Stock option compensation expense	—	—	2.8	—	—	—	2.8
Deferred compensation plan	—	—	(0.6)	—	—	0.7	0.1
Directors' fees	18,119	—	0.3	—	—	—	0.3
Balance, June 2, 2012	58,375,931	$11.7	$90.9	$288.2	$(140.6)	$(1.9)	$248.3

Consolidated Statements of Stockholders' Equity

(In millions, except share data)	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Key Executive Deferred Compensation	Total Stockholders' Equity
Balance, June 2, 2012	58,375,931	$11.7	$90.9	$288.2	$(140.6)	$(1.9)	$248.3
Net earnings	—	—	—	68.2	—	—	68.2
Other comprehensive income	—	—	—	—	16.3	—	16.3
Total comprehensive income							84.5
Cash dividends declared ($0.43 per share)	—	—	—	(25.3)	—	—	(25.3)
Exercise of stock options	297,255	—	5.2	—	—	—	5.2
Employee stock purchase plan	84,075	—	1.9	—	—	—	1.9
Excess tax benefit relating to stock-based compensation	—	—	0.3	—	—	—	0.3
Repurchase and retirement of common stock	(154,917)	—	(3.6)	—	—	—	(3.6)
Restricted stock units released	64,868	—	3.2	—	—	—	3.2
Stock grants compensation expense	—	—	0.3	—	—	—	0.3
Stock option compensation expense	—	—	3.6	—	—	—	3.6
Deferred compensation plan	—	—	—	—	—	—	—
Performance stock units compensation expense	—	—	0.7	—	—	—	0.7
Directors' fees	15,746	—	0.4	—	—	—	0.4
Balance, June 1, 2013	58,682,958	$11.7	$102.9	$331.1	$(124.3)	$(1.9)	$319.5

Consolidated Statements of Cash Flows

	Fiscal Years Ended
(In millions)	June 1, 2013	June 2, 2012	May 28, 2011
Cash Flows from Operating Activities:
Net earnings	$68.2	$75.2	$70.8
Adjustments to reconcile net earnings to net cash provided by operating activities	68.3	14.9	18.2

Net Cash Provided by Operating Activities	136.5	90.1	89.0

Cash Flows from Investing Activities:
Marketable securities purchases	(3.7)	(7.1)	(3.1)
Marketable securities sales	2.5	8.5	4.4
Capital expenditures	(50.2)	(28.5)	(30.5)
Proceeds from sales of property and equipment	0.8	3.6	1.0
Proceeds from disposal of owned dealers	0.4	13.8	—
Acquisitions, net of cash received	(157.5)	(47.1)	—
Other, net	(2.0)	(1.6)	(3.2)

Net Cash Used for Investing Activities	(209.7)	(58.4)	(31.4)

Cash Flows from Financing Activities:
Notes payable payments	(2.4)	—	—
Proceeds from notes payable	2.4	—	—
Long-term debt repayments	—	—	(100.0)
Long-term debt borrowings	—	—	50.0
Dividends paid	(19.1)	(5.2)	(5.0)
Common stock issued	7.2	6.4	8.6
Common stock repurchased and retired	(3.6)	(2.7)	(1.0)
Excess tax benefits from stock-based compensation	0.3	(0.1)	0.1
Payment of contingent consideration obligation	(0.8)	—	(3.0)
Other, net	—	—	0.1

Net Cash Used for Financing Activities	(16.0)	(1.6)	(50.2)

Effect of exchange rate changes on cash and cash equivalents	(0.3)	(0.1)	4.3

Net Increase (Decrease) in Cash and Cash Equivalents	(89.5)	30.0	11.7

Cash and cash equivalents, beginning of year	172.2	142.2	130.5

Cash and Cash Equivalents, End of Year	82.7	172.2	142.2

Other Cash Flow Information
Interest paid	14.9	16.4	17.7
Income taxes paid, net of cash received	$37.7	$19.7	$20.3

Notes to the Consolidated Financial Statements

1. Significant Accounting and Reporting Policies

The following is a summary of significant accounting and reporting policies not reflected elsewhere in the accompanying financial statements.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of Herman Miller, Inc., and its majority-owned domestic and foreign subsidiaries. The consolidated entities are collectively referred to as “the company.” All intercompany accounts and transactions have been eliminated in the Consolidated Financial Statements. Nonconsolidated affiliates (20-50 percent owned companies) are accounted for using the equity method.

Description of Business
The company researches, designs, manufactures and distributes interior furnishings, for use in various environments including office, healthcare, educational, and residential settings, and provides related services that support companies all over the world. The company's products are sold primarily through independent contract office furniture dealers as well as the following channels: owned contract office furniture dealers, direct customer sales, independent retailers, and the company's online store. Accordingly, accounts and notes receivable in the accompanying balance sheets are principally amounts due from the dealers.

Fiscal Year
The company's fiscal year ends on the Saturday closest to May 31. The fiscal year ended June 1, 2013 contains 52 weeks. The fiscal year ended June 2, 2012 contains 53 weeks, while the fiscal year ended May 28, 2011 contains 52 weeks. An extra week in the company's fiscal year is required approximately every six years in order to realign its fiscal calendar-end dates with the actual calendar months.

Foreign Currency Translation
The functional currency for foreign subsidiaries is their local currency. The cumulative effects of translating the balance sheet accounts from the functional currency into the United States dollar using fiscal year-end exchange rates and translating revenue and expense accounts using average exchange rates for the period is reflected as a component of “Accumulated Other Comprehensive Income (Loss)” in the Consolidated Balance Sheets. The financial statement impact of remeasuring all foreign currency transactions into the appropriate functional currency resulted in a net loss of $1.3 million, $1.3 million and $2.0 million for the fiscal years ended June 1, 2013, June 2, 2012 and May 28, 2011, respectively. These amounts are included in “Other Expenses (Income)” in the Consolidated Statements of Comprehensive Income.

Cash Equivalents
The company holds cash equivalents as part of its cash management function. Cash equivalents include money market funds, time deposit investments, and treasury bills with original maturities of less than three months. The carrying value of cash equivalents, which approximates fair value, totaled $5.9 million and $4.5 million as of June 1, 2013 and June 2, 2012, respectively. All cash and cash equivalents are high-credit quality financial instruments, and the amount of credit exposure to any one financial institution or instrument is limited.
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

All marketable security transactions are recognized on the trade date. Realized gains and losses on disposal of available-for-sale investments are included in “Interest and other investment income” in the Consolidated Statements of Comprehensive Income. See Note 12 of the Consolidated Financial Statements for additional disclosures of marketable securities.

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

Property, Equipment, and Depreciation
Property and equipment are stated at cost. The cost is depreciated over the estimated useful lives of the assets, using the straight-line method. Estimated useful lives range from 3 to 10 years for machinery and equipment and do not exceed 40 years for buildings. Leasehold improvements are depreciated over the lesser of the lease term or the useful life of the asset, not to exceed 10 years. We capitalize certain external and internal costs incurred in connection with the development, testing, and installation of software for internal use. Software for internal use is included in property and equipment and is depreciated over an estimated useful life not exceeding 5 years. Depreciation and amortization expense is included in the Consolidated Statements of Comprehensive Income in the "Cost of sales", "Selling, general and administrative" and "Design and research" line items.

As of the end of fiscal 2013, outstanding commitments for future capital purchases approximated $10.0 million.

Goodwill and Indefinite-lived Intangible Assets
The company performs an annual impairment test, by reporting unit, to determine whether the asset values are impaired. A reporting unit is defined as an operating segment or one level below an operating segment.

The company also evaluates its acquired intangible assets at acquisition to determine whether any have “indefinite useful lives.” Intangible assets with indefinite useful lives, are not subject to amortization. The company's indefinite-lived intangible assets consist of certain trade names valued at approximately $62.3 million and $39.3 million as of fiscal year 2013 and 2012, respectively. These assets have indefinite useful lives and are evaluated annually for impairment using the relief from royalty method. The company measures and records an impairment loss for the excess of the carrying value of the asset over its fair value.

The company recorded impairment of $3.8 million for the indefinite-lived intangible assets related to two healthcare trade names during the fiscal year 2012. The impairment was the result of the company’s strategy to reduce its portfolio of healthcare brands and begin marketing the related products under the Nemschoff trade name. The impairment is recorded in the restructuring and impairment expense line in the Consolidated Statements of Comprehensive Income and is included in the "Corporate" category within the segment reporting and represents a level 3 fair value measurement.

Goodwill and other indefinite-lived assets included in the Consolidated Balance Sheets consist of the following:

(In millions)	Goodwill	Indefinite-lived Intangible Assets	Total Goodwill and Indefinite-lived Intangible Assets
Balance, June 2, 2012	$146.4	$39.3	$185.7
Sale of dealers allocation	(0.1)	—	(0.1)
Maharam acquisition	80.7	23.0	103.7
Balance, June 1, 2013	$227.0	$62.3	$289.3

Goodwill stemming from the acquisition of Maharam was allocated to the North-American Furniture Solutions and Specialty and Consumer reportable segments. The indefinite-lived intangible assets that were acquired from the Maharam business combination are all included within the Specialty and Consumer reportable segment. At June 1, 2013, the valuation process was not complete and the final determination of the fair values may result in further adjustments to the values noted above.

Long-Lived Assets
The company reviews other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or an asset group may not be recoverable. Each impairment test is based on a comparison of the carrying amount of the asset or asset group to the future undiscounted net cash flows expected to be generated by the asset or asset group or in some cases by prices for similar assets. If such assets are considered to be impaired, the impairment amount to be recognized is the amount by which the carrying value of the assets exceeds their fair value. During fiscal 2012, the company recorded an impairment expense of $1.4 million related to fixed assets in connection with the 2012 restructuring plan. The impairment charge was recorded in "Restructuring and impairment expenses" within the "Corporate" category within the segment reporting.

Amortizable intangible assets within "Other amortizable intangibles, net" in the Consolidated Balance Sheets consists primarily of patents, trademarks and customer relationships. Refer to the table below for the combined gross carrying value and accumulated amortization for these amortizable intangibles. Note that the increase in amortizable intangibles compared to the prior year was driven primarily by the Maharam acquisition.

	June 1, 2013
(In millions)	Patent and Trademarks	Customer Relationships	Total
Gross carrying value	$26.6	$40.1	$66.7
Accumulated amortization	13.9	4.8	18.7
Net	$12.7	$35.3	$48.0

	June 2, 2012
	Patent and Trademarks	Customer Relationships	Total
Gross carrying value	$22.7	$24.0	$46.7
Accumulated amortization	12.4	3.2	15.6
Net	$10.3	$20.8	$31.1

The company amortizes these assets over their remaining useful lives using the straight-line method over periods ranging from 5 to 20 years. It is estimated that the average remaining life of such patents and trademarks is approximately 5 years and 7 years, respectively. The estimated average remaining life of the customer relationships is 15 years.

Estimated amortization expense on existing amortizable intangible assets as of June 1, 2013, for each of the succeeding five fiscal years is as follows:

(In millions)
2014	$4.3
2015	$4.1
2016	$4.0
2017	$4.0
2018	$3.9

Self-Insurance
The company is partially self-insured for general liability, workers' compensation, and certain employee health and dental benefits under insurance arrangements that provide for third-party coverage of claims exceeding the company's loss retention levels. The company's health benefits retention level does not include an aggregate stop loss policy. The company's retention levels designated within significant insurance arrangements as of June 1, 2013, are as follows:

(In millions)	Retention Level (per occurrence)
General liability and auto liability/physical damage	$1.00
Workers' compensation and property	$0.75
Health benefits	$0.50

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

Research, Development, and Other Related Costs
Research, development, pre-production, and start-up costs are expensed as incurred. Research and development (R&D) costs consist of expenditures incurred during the course of planned research and investigation aimed at discovery of new knowledge useful in developing new products or processes. R&D costs also include the significant enhancement of existing products or production processes and the implementation of such through design, testing of product alternatives, or construction of prototypes. Research and development costs included in “Design and research” expense in the accompanying Consolidated Statements of Comprehensive Income are $48.3 million, 41.0 million, and $35.4 million, in fiscal 2013, 2012, and 2011, respectively.

Royalty payments made to designers of the company's products as the products are sold are a variable cost based on product sales. These expenses totaled $11.6 million, $11.7 million, and $10.4 million in fiscal years 2013, 2012, and 2011 respectively. They are included in "Design and Research" expense in the accompanying Consolidated Statements of Comprehensive Income.

Advertising Costs
Advertising costs are expensed as incurred and are included in “Selling, general, and administrative” expense in the accompanying Consolidated Statements of Comprehensive Income. Advertising costs were $3.5 million, $4.4 million, and $2.3 million, in fiscal 2013, 2012, and 2011, respectively.

Customer Payments and Incentives
We offer various sales incentive programs to our customers, such as rebates, discounts and cooperative advertising programs. Programs such as rebates and discounts are adjustments to the selling price and are therefore characterized as a reduction to net sales. The cooperative advertising program, whereby customers are reimbursed for company approved advertising expenditures, provides us with an identifiable benefit from the advertisement at a verifiable market rate. Therefore, the cost of the cooperative advertising program is recognized as an operating expense and is included in the "Selling, general and administrative" line in the Consolidated Statements of Comprehensive Income. We recognized operating expense related to our cooperative advertising program of $2.0 million, $2.0 million and $1.5 million in fiscal 2013, 2012, and 2011, respectively.

Revenue Recognition
The company recognizes revenue on sales through its network of independent contract furniture dealers and independent retailers once the related product is shipped and title passes. In situations where products are sold through subsidiary dealers or directly to the end customer, revenue is recognized once the related product is shipped to the end customer and installation, if applicable, is substantially complete. Offers such as rebates and discounts are recorded as reductions to net sales. Unearned revenue occurs during the normal course of business due to advance payments from customers for future delivery of products and services.

Shipping and Handling Expenses
The company records shipping and handling related expenses under the caption “Cost of sales” in the Consolidated Statements of Comprehensive Income.

Cost of Sales
We include material, labor and overhead in cost of sales. Included within these categories are such items as freight charges, warehousing costs, internal transfer costs, and other costs of our distribution network.

Selling, General, and Administrative
We include costs not directly related to the manufacturing of our products in the "Selling, general, and administrative" line within the he Consolidated Statements of Comprehensive Income. Included in these expenses are items such as compensation expense, rental expense, royalty expense, warranty expense, and travel and entertainment expense.

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

The company's annual effective tax rate is based on income, statutory tax rates and tax planning strategies available in the various jurisdictions the company operates. Complex tax laws can be subject to different interpretations by the company and the respective government authorities. Significant judgment is required in evaluating tax positions and determining our tax expense. Tax positions are reviewed quarterly and tax assets and liabilities are adjusted as new information becomes available.
In evaluating the company's ability to recover deferred tax assets within the jurisdiction from which they arise, the company considers all positive and negative evidence. These assumptions require significant judgment about forecasts of future taxable income.

Stock-Based Compensation
The company has several stock-based compensation plans, which are described in Note 10 of the Consolidated Financial Statements. Our policy is to expense stock-based compensation using the fair-value based method of accounting for all awards granted.

Earnings per Share
Basic earnings per share (EPS) excludes the dilutive effect of common shares that could potentially be issued, due to the exercise of stock options or the vesting of restricted shares, and is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted EPS for fiscal years 2013, 2012, and 2011, was computed by dividing net earnings by the sum of the weighted-average number of shares outstanding, plus all dilutive shares that could potentially be issued. During fiscal 2011, the numerator for diluted earnings per share excluded the earnings impact from the Nemschoff contingent consideration. Previously, this contingent consideration could be settled in cash or stock at the discretion of the company and, therefore, any income or loss associated with adjustments to these liabilities is excluded from the numerator when computing diluted earnings per share. Refer to Note 9 of the Consolidated Financial Statements, for further information regarding the computation of EPS.

Comprehensive Income (Loss)
Comprehensive income consists of net earnings, foreign currency translation adjustments, and unrealized holding gain (loss) on “available-for-sale” securities and pension liability adjustments. Refer to the Consolidated Statements of Comprehensive Income for further information. Also, refer to the table below for the accumulated other comprehensive income amounts by component. All amounts included below are net of tax:

(In millions)	Foreign Currency Translation Adjustments	Pension and Other Post-Retirement Liability Adjustments	Unrealized Holding Period Gains (Losses)	Total
Balance as of May 29, 2010	(12.3)	(123.8)	(0.1)	(136.2)
Other comprehensive income - Fiscal 2011	6.4	25.5	0.1	32.0
Balance as of May 28, 2011	(5.9)	(98.3)	—	(104.2)
Other comprehensive income - Fiscal 2012	(7.1)	(29.3)	—	(36.4)
Balance as of June 2, 2012	(13.0)	(127.6)	—	(140.6)
Other comprehensive income - Fiscal 2013	(1.0)	17.3	—	16.3
Balance as of June 1, 2013	(14.0)	(110.3)	—	(124.3)

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

See Note 12 of the Consolidated Financial Statements for the required fair value disclosures.

Foreign Currency Forward Contracts Not Designated as Hedges
The company transacts business in various foreign currencies and has established a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. Under this program, the company's strategy is to have increases or decreases in our foreign currency exposures offset by gains or losses on the foreign currency forward contracts to mitigate the risks and volatility associated with foreign currency transaction gains or losses. These foreign currency exposures typically arise from net liability or asset exposures in non-functional currencies on the balance sheets of our foreign subsidiaries. These foreign currency forward contracts generally settle within 30 days and are not used for trading purposes. These forward contracts are not designated as hedging instruments. Accordingly, we record the fair value of these contracts as of the end of the reporting period in the Consolidated Balance Sheets with changes in fair value recorded within the Consolidated Statements of Comprehensive Income. The balance sheet classification for the fair values of these forward contracts is to "other current assets" for unrealized gains and to "Accrued liabilities" for unrealized losses. The Consolidated Statements of Comprehensive Income classification for the fair values of these forward contracts is to "Other expenses (income): Other, net", for both realized and unrealized gains and losses.

As of June 1, 2013, the notional amounts of the forward contracts held to purchase and sell U.S. dollars in exchange for other major international currencies were $12.1 million and the notional amounts of the foreign currency forward contracts held to purchase and sell British pound sterling in exchange for other major international currencies were 7.6 million GBP. The company also has other forward contracts related to other currency pairs at varying notional amounts.

The effects of derivative instruments on the consolidated financial statements were as follows for the fiscal years ended 2013 and 2012 (amounts presented exclude any income tax effects):

Fair Value of Derivative Instruments in Consolidated Balance Sheet

(In millions)	Balance Sheet Location	June 1, 2013	June 2, 2012
Foreign currency forward contracts not designated as hedges	Other current assets	$0.3	$0.1
Foreign currency forward contracts not designated as hedges	Other current liabilities	$0.3	$—

Effects of Derivative Instruments on Income

(In millions)		Fiscal Year
	Recognized Income on Derivative (Gain) Loss Location	June 1, 2013	June 2, 2012
Foreign currency forward contracts	Other expenses (income): Other, net	$—	$0.1

New Accounting Standards
In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." ASU 2013-02 requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail on these amounts. This ASU is effective prospectively for reporting periods beginning after December 15, 2012 and as such, the company will adopt the applicable requirements of this ASU in the first quarter of fiscal 2014.

2. Acquisitions and Divestitures
Maharam Acquisition
On April 23, 2013, the company entered into an agreement to purchase Maharam Fabric Corporation, a New York-based, global designer and provider of high quality interior textiles for commercial, healthcare, and residential interiors. The company pursued the acquisition of Maharam in order to reinforce and accelerate Herman Miller’s Specialty and Consumer initiative and support further opportunities in commercial markets.

The company closed the transaction on April 29, 2013 for consideration of $155.8 million. As a result of the transaction, 100 percent of the voting equity interests of Maharam were acquired. Furthermore, the company estimates it will receive future tax benefits with a present value of approximately $20 million. The following table summarizes the fair values of the assets acquired and the liabilities assumed from Maharam on April 29, 2013. The valuation process is not complete and the final determination of the fair values may result in further adjustments to the values presented below:

Assets Acquired and Liabilities Assumed on April 29, 2013
(In millions)	Fair Value
Purchase price	$155.8
Fair value of the assets acquired
Accounts receivable	11.1
Inventory	14.1
Other current assets	4.4
Investments in nonconsolidated affiliates	4.3
Other intangible assets	42.4
Goodwill	80.7
Property	12.1
Long term deferred tax asset	1.6
Other assets	0.2
Total assets acquired	170.9
Fair value of liabilities assumed
Accounts payable	6.5
Current deferred tax liabilities	1.6
Accrued compensation and benefits	4.7
Other accrued liabilities	1.0
Other long term liabilities	1.3
Total liabilities assumed	15.1
Net assets acquired	$155.8

The goodwill stemming from the transaction in the amount of $80.7 million was preliminarily recorded as "Goodwill" in the Consolidated Balance Sheet and allocated to the North American Furniture Solutions and the Specialty and Consumer reportable segments. The amounts were allocated based on the expected synergies to be realized by the reportable segments that will benefit from combining the operations of Maharam into the company. The goodwill amounts allocated to the reportable segments were as follows:

Goodwill Segment Allocation as of April 29, 2013
(In millions)	Fair Value
North American Furniture Solutions	$31.9
Specialty and Consumer	48.8
Total Goodwill	$80.7

Intangible assets acquired as a result of the April 29, 2013 acquisition of Maharam were preliminarily valued at $42.4 million. These amounts are reflected in the values presented in the table below:

Intangible Assets Acquired on April 29, 2013
(In millions)	Fair Value	Useful Life
Trade name	$23.0	Indefinite
Designs and patterns	3.1	5
Specifier and customer relationships	16.0	20
Non-compete agreements	0.3	2
Total Intangibles Acquired	$42.4

The following table provides net sales and results of operations from the Maharam acquired businesses included in the company’s results since the April 29, 2013 acquisition. Included in the results from Maharam was an increase in cost of sales of $0.7 million related to the fair value step-up of inventories acquired.

Maharam Results of Operations
(In millions)	April 29, 2013 - June 1, 2013
Net sales	10.6
Net loss	(0.1)

POSH Acquisition
On April 3, 2012, the company acquired Sun Hing POSH Holdings Limited (POSH). POSH is a Hong Kong-based designer, and distributor of office furniture systems, freestanding furniture, seating, and filing and storage with distribution in Hong Kong and China. Total purchase price to acquire POSH was approximately $58.9 million, which included $48.8 million in net cash and contingent consideration valued at $10.1 million. The contingent consideration will be in the form of a cash payment, which the company currently estimates to be within the range of $1 million and $13 million. Any change in value due to change in estimates will be reflected within “Total operating expenses” in the Condensed Consolidated Statements of Comprehensive Income. The company acquired assets valued at $15.8 million, consisting primarily of cash, accounts receivable, inventory and property and equipment, and acquired liabilities valued at $8.6 million. The company also established a deferred tax liability of $4.9 million. Resulting goodwill, indefinite-lived intangibles, and amortizable intangibles were $34.5 million, $19.9 million, and $8.9 million, respectively. The allocation of the purchase price was finalized during the third quarter of fiscal 2013 and the amounts included above are final. POSH is reported within the Non-North American Furniture Solutions reportable operating segment.

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
Subsequent to the end of fiscal 2013, the company completed the sale of one wholly-owned contract furniture dealership in Oregon. The effect of this transaction on the company's consolidated financial statements was not material.

3. Inventories

(In millions)	June 1, 2013	June 2, 2012
Finished goods and work in process	$57.5	$40.4
Raw materials	18.7	18.9
Total	$76.2	$59.3

The inventories of the manufacturing sites in Michigan are valued using the last-in, first-out method (LIFO). The inventories of all other subsidiaries are valued using the first-in, first-out method. Inventories valued using LIFO amounted to $22.4 million and $18.0 million as of June 1, 2013 and June 2, 2012, respectively. During 2012, a reduction in inventory quantities resulted in a liquidation of applicable LIFO inventory quantities carried at lower costs in prior years. This LIFO liquidation decreased cost of goods sold by a negligible amount in 2012. If all inventories had been valued using the first-in first-out method, inventories would have been $86.9 million and $70.7 million at June 1, 2013 and June 2, 2012, respectively.

4. Investments in Nonconsolidated Affiliates

The company had an ownership interest in four nonconsolidated affiliates at June 1, 2013. These equity method investments were acquired through the Maharam business combination. Refer to the company's ownership percentages shown below:

Ownership Interest	June 1, 2013
Kvadrat Maharam Arabia DMCC	50.0%
Kvadrat Maharam Pty Limited	50.0%
Kvadrat Maharam Turkey JSC	50.0%
Danskina B.V.	50.0%

The Kvadrat Maharam nonconsolidated affiliates are distribution entities that are engaged in selling decorative upholstery, drapery, and wall covering products. Danskina B.V. is a manufacturer and distributor of designer rugs and floor covering products.

At June 1, 2013, the company's investment value in Kvadrat Maharam Pty was $2.5 million more than the company's proportionate share of Kvadrat Maharam Pty's underlying net assets. This amount represents the difference between the company's investment valuation on a U.S. GAAP basis, stemming from the Maharam business combination, and the company's proportionate share of the carrying value of Kvadrat Maharam Pty's underlying net assets. This amount is considered to be a permanent basis difference.

The company's investment in its nonconsolidated affiliates was $4.2 million at June 1, 2013. The company's proportionate share of equity earnings from these companies was a loss of $0.1 million for the year ended June 1, 2013, which included only one month of operations as the companies were acquired through the Maharam business combination. See Note 2 of the Consolidated Financial Statements for additional disclosures regarding the Maharam acquisition.

For the year ended June 1, 2013, the purchases from and sales to nonconsolidated affiliates were immaterial. At June 1, 2013, balances due to and from nonconsolidated affiliates were also immaterial.

5. Accrued Liabilities

(In millions)	June 1, 2013	June 2, 2012
Compensation and employee benefits	$65.9	$53.3
Income taxes	2.5	2.4
Other taxes	5.2	5.8
Unearned revenue	16.5	17.4
Warranty reserves	24.8	22.2
Interest Payable	6.0	5.4
Accrued Royalties	3.1	2.9
Current pension liability	1.1	1.2
Dividends Payable	7.3	1.3
Other	27.5	26.0
Total	$159.9	$137.9

6. Long-Term Debt
Long-term debt consisted of the following obligations:

(In millions)	June 1, 2013	June 2, 2012
Series A senior notes, 5.94%, due January 3, 2015	$50.0	$50.0
Series B senior notes, 6.42%, due January 3, 2018	150.0	150.0
Debt securities, 6.0%, due March 1, 2021	50.0	50.0
Total	$250.0	$250.0

During the second quarter of fiscal 2012, the company entered into an amendment and restatement of the syndicated revolving line of credit, which provided the company with up to $150 million in revolving variable interest borrowing capacity and includes an "accordion feature", which allows the company to increase, at its option and subject to the approval of the participating banks, the aggregate borrowing capacity of the facility by $75 million. The facility expires in November 2016 and outstanding borrowings bear interest at rates based on the prime rate, federal funds rate, LIBOR, or negotiated rates as outlined in the agreement. Interest is payable periodically throughout the period a borrowing is outstanding.

As of June 1, 2013 and June 2, 2012, total usage against this facility was $7.7 million and $9.7 million respectively, all of which related to outstanding letters of credit.

Our senior notes and the unsecured senior revolving credit facility restrict, without prior consent, our borrowings, capital leases, and the sale of certain assets. In addition, we have agreed to maintain certain financial performance ratios, which include a maximum leverage ratio covenant, which is measured by the ratio of debt to trailing four quarter adjusted EBITDA (as defined in the credit agreement) and is required to be less than 3.5:1, and a minimum interest coverage ratio, which is measured by the ratio of trailing four quarter EBITDA to trailing four quarter interest expense (as defined in the credit agreement) and is required to be greater than 4:1. Adjusted EBITDA is generally defined in the credit agreement as EBITDA adjusted by certain items which include non-cash share-based compensation, non-recurring restructuring costs, legacy pension expenses and extraordinary items. At June 1, 2013 and June 2, 2012, the company was in compliance with all of these restrictions and performance ratios.

Annual maturities of long-term debt for the five fiscal years subsequent to June 1, 2013, are as follows:

(In millions)
2014	$—
2015	$50.0
2016	$—
2017	$—
2018	$150.0
Thereafter	$50.0

7. Operating Leases
The company leases real property and equipment under agreements that expire on various dates. Certain leases contain renewal provisions and generally require the company to pay utilities, insurance, taxes, and other operating expenses.

Future minimum rental payments required under operating leases that have non-cancelable lease terms as of June 1, 2013, are as follows:

(In millions)
2014	$19.4
2015	$15.1
2016	$11.6
2017	$8.9
2018	$7.6
Thereafter	$15.0

Total rental expense charged to operations was $23.0 million, $20.7 million, and $22.8 million, in fiscal 2013, 2012, and 2011, respectively. Substantially all such rental expense represented the minimum rental payments under operating leases.

8. Employee Benefit Plans

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

The measurement date for the company's principal domestic and international pension plans, as well as its post-retirement medical plan, is the last day of the fiscal year.

During the fourth quarter of fiscal 2012, the company announced its intent to change its employee retirement programs from a defined benefit-based model to a defined contribution structure. The company approved a plan to freeze future benefit accruals of its primary domestic defined benefit plan as of September 1, 2012. At this time, the company began to transition employees to a new defined contribution program. The termination process for the domestic defined benefit plans is expected to be completed during fiscal 2014. The company also froze its International defined benefit plan during fiscal 2012.

Benefit Obligations and Funded Status
The following table presents, for the fiscal years noted, a summary of the changes in the projected benefit obligation, plan assets and funded status of the company's domestic and international pension plans and post-retirement plan:

	Pension Benefits				Post-Retirement Benefits
	2013		2012		2013	2012
(In millions)	Domestic	International	Domestic	International
Change in benefit obligation:
Benefit obligation at beginning of year	$332.7	$86.1	$309.9	$75.0	$9.8	$10.3
Service cost	1.9	—	7.0	1.3	—	—
Interest cost	10.9	3.7	14.4	3.9	0.3	0.4
Curtailments	—	—	(4.3)	—	—	—
Plan settlements	(40.0)	—	—	—	—	—
Foreign exchange impact	—	(1.2)	—	(5.5)	—	—
Actuarial (gain)/loss	15.6	4.5	22.4	12.8	(0.2)	—
Employee contributions	—	—	—	0.3	—	—
Benefits paid	(6.4)	(1.9)	(16.7)	(1.7)	(0.9)	(0.9)
Benefit obligation at end of year	$314.7	$91.2	$332.7	$86.1	$9.0	$9.8

Change in plan assets:
Fair value of plan assets at beginning of year	$316.9	$72.6	$273.4	$69.0	$—	$—
Actual return on plan assets	19.5	11.1	10.0	(3.9)	—	—
Foreign exchange impact	—	(1.2)	—	(4.9)	—	—
Employer contributions	—	3.6	50.2	13.8	0.9	0.9
Employee contributions	—	—	—	0.3	—	—
Plan settlements	(40.0)	—	—	—	—	—
Benefits paid	(6.4)	(1.9)	(16.7)	(1.7)	(0.9)	(0.9)
Fair value of plan assets at end of year	$290.0	$84.2	$316.9	$72.6	$—	$—

Funded status:
Under funded status at end of year	$(24.7)	$(7.0)	$(15.8)	$(13.5)	$(9.0)	$(9.8)

Components of the amounts recognized in the Consolidated Balance Sheets:
Current liabilities	$(0.1)	$—	$(0.1)	$—	$(1.0)	$(1.1)
Non-current liabilities	$(24.6)	$(7.0)	$(15.7)	$(13.5)	$(8.0)	$(8.7)

Components of the amounts recognized in accumulated other comprehensive loss before the effect of income taxes:
Unrecognized net actuarial loss	$140.5	$27.9	$162.8	$31.3	$1.3	$1.6
Unrecognized prior service cost (credit)	—	—	—	—	—	0.1
Accumulated other comprehensive loss (income)	$140.5	$27.9	$162.8	$31.3	$1.3	$1.7

The accumulated benefit obligation for the company's domestic pension benefit plans totaled $314.7 million and $332.7 million as of the end of fiscal years 2013 and 2012, respectively. For its international plans, these amounts totaled $88.3 million and $83.3 million as of the same dates, respectively.

The following table is a summary of the annual cost of the company's pension and post-retirement plans:

Components of Net Periodic Benefit Costs and Other Changes Recognized in Other Comprehensive Income:
	Pension Benefits			Post-Retirement Benefits
(In millions)	2013	2012	2011	2013	2012	2011
Domestic:
Service cost	$1.9	$7.0	$6.9	$—	$—	$—
Interest cost	10.9	14.4	15.1	0.3	0.4	0.5
Expected return on plan assets	(12.1)	(19.3)	(18.7)	—	—	—
Net amortization	11.8	7.2	6.0	0.1	0.1	0.1
Curtailment (gain)	—	(1.7)	—	—	—	—
Settlement Loss	18.8	—	—	—	—	—
Net periodic benefit cost	$31.3	$7.6	$9.3	$0.4	$0.5	$0.6

International:
Service cost	$—	$1.3	$1.9
Interest cost	3.7	3.9	4.3
Expected return on plan assets	(4.9)	(4.8)	(4.2)
Net amortization	1.4	0.3	1.2
Net periodic benefit cost	$0.2	$0.7	$3.2

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Income) Loss:
	Pension Benefits		Post-Retirement Benefits
(In millions)	2013	2012	2013	2012
Domestic:
Net actuarial (gain) loss	$8.2	$27.4	$(0.3)	$—
Net amortization, curtailment, and settlements	(30.6)	(5.5)	(0.1)	(0.1)
Total recognized in other comprehensive (income) loss	$(22.4)	$21.9	$(0.4)	$(0.1)

International:
Net actuarial (gain) loss	$(1.7)	$21.5
Effect of exchange rates on amounts included in accumulated other comprehensive income	(0.2)	(1.5)
Net amortization	(1.4)	(0.3)
Total recognized in other comprehensive (income) loss	$(3.3)	$19.7

The net actuarial loss, included in accumulated other comprehensive income (pretax), expected to be recognized in net periodic benefit cost during fiscal 2014 is $11.1 million.

Actuarial Assumptions
The weighted-average actuarial assumptions used to determine the benefit obligation amounts and the net periodic benefit cost for the company's pension and post-retirement plans are as follows:

The weighted-average used in the determination of net periodic benefit cost:
	2013		2012		2011
(Percentages)	Domestic	International	Domestic	International	Domestic	International
Discount rate	3.34	4.20	4.75	5.40	4.75	5.40
Compensation increase rate	3.00	3.00	3.00	3.50	3.00	3.50
Expected return on plan assets	4.20	6.00	7.00	7.00	7.75	6.80

The weighted-average used in the determination of the projected benefit obligations:
Discount rate	3.43	4.40	3.57	4.20	5.25	5.50
Compensation increase rate	n/a	3.50	3.00	3.00	4.50	4.90

In calculating post-retirement benefit obligations for fiscal 2013, a 7.4 percent annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2014, decreasing gradually to 4.5 percent by 2029 and remaining at that level thereafter. For purposes of calculating post-retirement benefit costs, a 7.5 percent annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2013, decreasing gradually to 4.5 percent by 2029 and remaining at that level thereafter.

Assumed health care cost-trend rates have a significant effect on the amounts reported for retiree health care costs. A one-percentage-point change in the assumed health care cost-trend rates would have the following effects:

(In millions)	1 Percent Increase	1 Percent Decrease
Effect on total fiscal 2013 service and interest cost components	$—	$—
Effect on post-retirement benefit obligation at June 1, 2013	$0.4	$(0.4)

Plan Assets and Investment Strategies
The company's primary domestic employee benefit plan assets consist mainly of short duration fixed income obligations and cash. The company's primary objective for invested pension plan assets in this plan is to provide for sufficient liquidity to satisfy all of its benefit obligations in connection with its objective of terminating the pension plan in fiscal 2014. Accordingly, the company has developed an investment strategy that it believes maximizes the probability of meeting this overall objective. In developing its strategy, the company considered the need to balance the varying risks associated with each asset class with the long-term nature of its benefit obligations.

The company's international employee benefit plan assets consist mainly of listed common stocks, mutual funds, fixed income obligations, common/collective trusts, and cash. The company's primary objective for invested pension plan assets is to provide for sufficient long-term growth and liquidity to satisfy all of its benefit obligations over time. Accordingly, the company has developed an investment strategy that it believes maximizes the probability of meeting this overall objective. This strategy includes the development of a target investment allocation by asset category in order to provide guidelines for making investment decisions. This target allocation emphasizes the long-term characteristics of individual asset classes as well as the diversification among multiple asset classes. In developing its strategy, the company considered the need to balance the varying risks associated with each asset class with the long-term nature of its benefit obligations. The company's strategy moving forward will be to increase the level of fixed income investments as the funding status improves, thereby more closely matching the return on assets with the liabilities of the plans.

The company utilizes independent investment managers to assist with investment decisions within the overall guidelines of the investment strategy.

The target asset allocation at the end of fiscal 2013 and asset categories for the company's primary pension plans for fiscal 2013 and 2012 are as follows:

Primary Domestic Plan
Asset Category	Targeted Asset Allocation Percentage	Percentage of Plan Assets at Year End
		2013	2012
Equities	—	10	19
Fixed Income	100	86	80
Other	—	4	1
Total		100	100

International Plan
Asset Category
Equities	—	—	42
Fixed Income	20	26	49
Other	80	74	9
Total		100	100

(In millions)	Domestic Plans as of June 1, 2013
Asset Category	Level 1	Level 2	Total
Cash and cash equivalents	$12.5	$—	$12.5
US & international equity securities	2.2	—	2.2
Debt securities-corporate	7.6	—	7.6
Common collective trust-equities	—	26.5	26.5
Common collective trusts-fixed income	—	241.2	241.2
Total	$22.3	$267.7	$290.0

(In millions)	International Plan as of June 1, 2013
Asset Category	Level 1	Level 2	Total
Cash and cash equivalents	$0.2	$—	$0.2
Foreign government obligations	—	22.0	22.0
Common collective trusts-balanced	—	62.0	62.0
Total	$0.2	$84.0	$84.2

(In millions)	Domestic Plans as of June 2, 2012
Asset Category	Level 1	Level 2	Total
Cash and cash equivalents	$3.6	$—	$3.6
US & international equity securities	3.9	—	3.9
Debt securities-corporate	13.6	—	13.6
Common collective trust-equities	—	54.3	54.3
Common collective trusts-fixed income	—	238.8	238.8
Equities-Herman Miller stock	2.7	—	2.7
Total	$23.8	$293.1	$316.9

(In millions)	International Plan as of June 2, 2012
Asset Category	Level 1	Level 2	Total
Cash and cash equivalents	$0.2	$—	$0.2
Foreign government obligations	—	11.0	11.0
Common collective trusts-balanced	—	61.4	61.4
Total	$0.2	$72.4	$72.6

Cash Flows
The company is reviewing whether any additional voluntary pension plan contributions will be made in the next year. Actual contributions will be dependent upon plan termination, investment returns, changes in pension obligations, and other economic and regulatory factors. In fiscal 2013, the company made cash contributions totaling $4.5 million to its benefit plans. The company plans to terminate the primary domestic pension plan in fiscal 2014. At the time of termination, the company will be required to make additional cash contributions to the plans, which are currently estimated to total between $50 million to $55 million.

The following represents a summary of the benefits expected to be paid by the plans in future fiscal years assuming no termination of the primary domestic pension plan. If the company proceeds with the termination of the primary domestic benefit plans in fiscal 2014 as planned, all benefits will be distributed in fiscal 2014. These expected benefits were estimated based on the same actuarial valuation assumptions used to determine benefit obligations at June 1, 2013.

(In millions)	Pension Benefits Domestic	Pension Benefits International	Post-Retirement Benefits
2014	$35.7	$1.5	$1.0
2015	$29.8	$1.6	$1.0
2016	$28.9	$1.7	$0.9
2017	$27.4	$1.9	$0.9
2018	$26.1	$2.2	$0.8
2019 - 2023	$92.0	$12.6	$3.3

Profit Sharing, 401(k) Plan, and Core Contribution
Herman Miller, Inc. has a trusteed profit sharing plan that includes substantially all domestic employees. These employees are eligible to begin participating on their date of hire. The plan provides for discretionary contributions, payable in the company's common stock, of not more than 6 percent of employees' wages based on the company's financial performance. The cost of the profit sharing contribution during fiscal 2013, 2012, and 2011 were $5.3 million, $3.4 million and $7.7 million, respectively.

The company has traditionally matched 50 percent of employee contributions to their 401(k) accounts up to 6 percent of their pay. On September 1, 2012, this was amended to a match of 100 percent up to 3 percent of their pay. A core contribution of 4 percent was also added to the plan. This core contribution was effective as of January 1, 2012 for new employees starting after that date and September 1, 2012 for existing employees. The cost of the company's 401(k) matching contributions and core contributions charged against operations was approximately $17.0 million, $6.8 million, and $2.0 million in fiscal years 2013, 2012 and 2011, respectively.

9. Common Stock and Per Share Information
The following table reconciles the numerators and denominators used in the calculations of basic and diluted EPS for each of the last three fiscal years:

(In millions, except shares)	2013	2012	2011
Numerators:
Numerators for basic EPS, net earnings	$68.2	$75.2	$70.8
Income from adjustments to contingent consideration that can be settled in common stock at the company's option, net of tax	—	—	(9.5)
Numerator for diluted EPS	$68.2	$75.2	$61.3

Denominators:
Denominators for basic EPS, weighted-average common shares outstanding	58,425,522	58,171,472	57,118,777
Potentially dilutive shares resulting from stock plans	418,992	285,404	556,343
Denominator for diluted EPS	58,844,514	58,456,876	57,675,120

Options to purchase 1,953,450 shares, 1,917,060 shares and 2,290,471 shares of common stock have not been included in the denominator for the computation of diluted earnings per share for the fiscal years ended June 1, 2013, June 2, 2012, and May 28, 2011, respectively, because they were anti-dilutive. The company has certain share-based payment awards that meet the definition of participating securities. The company has evaluated the impact on EPS of all participating securities under the two-class method, noting no impact on EPS.

10. Stock-Based Compensation
The company utilizes equity-based compensation incentives as a component of its employee and non-employee director and officer compensation philosophy. Currently, these incentives consist principally of stock options, restricted stock, restricted stock units and performance share units. The company also offers a stock purchase plan for its domestic and certain international employees. The company issues shares in connection with its share-based compensation plans from authorized, but unissued, shares.

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

The company classifies pre-tax stock-based compensation expense primarily within “Operating Expenses” in the Consolidated Statements of Comprehensive Income. Related expenses charged to “Cost of Sales” are not material. Pre-tax compensation expense and the related income tax benefit for all types of stock-based programs was as follows for the periods indicated:

(In millions)	June 1, 2013	June 2, 2012	May 28, 2011
Employee stock purchase program	$0.3	$0.3	$0.3
Stock option plans	3.6	2.8	2.5
Restricted stock grants	0.3	0.5	0.5
Restricted stock units	3.2	2.4	1.5
Performance share units	0.7	—	—
Total	$8.1	$6.0	$4.8

Tax benefit	$2.9	$2.1	$1.6
As of June 1, 2013, total pre-tax stock-based compensation cost not yet recognized related to non-vested awards was approximately $10.5 million. The weighted-average period over which this amount is expected to be recognized is 1.49 years.

The company estimated the fair value of employee stock options on the date of grant using the Black-Scholes model. In determining these values, the following weighted-average assumptions were used for the options granted during the fiscal years indicated.

	2013	2012	2011
Risk-free interest rates (1)	0.77%	1.75%	2.00-2.25%
Expected term of options (2)	5.5 years	5.5 years	5.5 years
Expected volatility (3)	47%	42%	42%
Dividend yield (4)	1.98%	0.34%	0.49%
Weighted-average grant-date fair value of stock options:
Granted with exercise prices equal to the fair market value of the stock on the date of grant	$6.52	$10.15	$7.01

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

Stock-based compensation expense recognized in the Consolidated Statements of Comprehensive Income, has been reduced for estimated forfeitures, as it is based on awards ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

Employee Stock Purchase Program
Under the terms of the company's Employee Stock Purchase Plan, 4 million shares of authorized common stock were reserved for purchase by plan participants at 85 percent of the market price.

Stock Option Plans
The company has stock option plans under which options to purchase the company's stock are granted to employees and non-employee directors and officers at a price not less than the market price of the company's common stock on the date of grant. Under the current award program, all options become exercisable between one year and three years from date of grant and expire two to ten years from date of grant. Most options are subject to graded vesting with the related compensation expense recognized on a straight-line basis over the requisite service period. At June 1, 2013, there were 2.6 million shares available for option awards.

The following is a summary of the transactions under the company's stock option plans:

	Shares Under Option	Weighted-Average Exercise Prices	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Outstanding at May 29, 2010	2,778,636	$25.66	4.8	$1.8
Granted at market	463,238	$18.04
Exercised	(309,251)	$21.28
Forfeited or expired	(354,033)	$27.09

Outstanding at May 28, 2011	2,578,590	$24.62	5.5	$6.6
Granted at market	365,141	$25.75
Exercised	(215,524)	$19.74
Forfeited or expired	(398,958)	$25.76

Outstanding at June 2, 2012	2,329,249	$25.06	5.7	$0.9
Granted at market	499,870	$18.17
Exercised	(297,255)	$17.49
Forfeited or expired	(120,490)	$24.56

Outstanding at June 1, 2013	2,411,374	$24.59	5.7	$11.2
Ending vested + expected to vest	2,388,393	$24.63	5.7	$11.0
Exercisable at end of period	1,558,766	$26.99	4.2	$4.5

The total pre-tax intrinsic value of options exercised during fiscal 2013, 2012 and 2011 was $2.0 million, $1.1 million, and $1.6 million, respectively. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the company's closing stock price as of the end of the period presented, which would have been received by the option holders had all option holders exercised in-the-money options as of that date.

The following is a summary of stock options outstanding at June 1, 2013:

	Outstanding Stock Options			Exercisable Stock Options
Range of Exercise Price	Shares	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Exercise Prices	Shares	Weighted-Average Exercise Prices
$12.33-18.17	833,666	8.0	$17.29	223,395	$15.37
$23.87-25.75	833,924	5.9	$25.48	591,587	$25.39
$25.90-38.13	743,784	3.0	$31.76	743,784	$31.76
	2,411,374	5.7	$24.59	1,558,766	$26.99

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

	2013		2012		2011
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Outstanding, at beginning of year	83,331	$19.49	70,595	$18.44	54,729	$19.48
Granted	—	$—	24,323	$21.46	33,000	$20.63
Vested	(14,357)	$15.06	(7,787)	$17.56	(15,041)	$26.79
Forfeited or expired	(1,500)	$18.71	(3,800)	$16.44	(2,093)	$20.26
Outstanding, at end of year	67,474	$20.45	83,331	$19.49	70,595	$18.44

The weighted-average remaining recognition period of the outstanding restricted shares at June 1, 2013, was 2.50 years. The fair value on the dates of vesting for shares that vested during the twelve months ended June 1, 2013, was $0.3 million.

Restricted Stock Units
The company grants restricted stock units to certain key employees. This program provides that the actual number of restricted stock units awarded is based on the value of a portion of the participant's long-term incentive compensation divided by the fair value of the company's stock on the date of grant. In some years the awards have been partially tied to the company's financial performance for the year in which the grant was based. The awards generally cliff-vest after a three-year service period, with prorated vesting under certain circumstances and full or partial accelerated vesting upon retirement. Each restricted stock unit represents one equivalent share of the company's common stock to be awarded, free of restrictions, after the vesting period. Compensation expense related to these awards is recognized over the requisite service period, which includes any applicable performance period. Dividend equivalent awards are credited quarterly. The units do not entitle participants to the rights of stockholders of common stock, such as voting rights, until shares are issued after vesting.

The following is a summary of restricted stock unit transactions for the fiscal years indicated:

	2013			2012			2011
	Share Units	Aggregate Intrinsic Value in Millions	Weighted-Average Remaining Contractual Term (Years)	Share Units	Aggregate Intrinsic Value in Millions	Weighted-Average Remaining Contractual Term (Years)	Share Units	Aggregate Intrinsic Value in Millions	Weighted-Average Remaining Contractual Term (Years)
Outstanding, at beginning of year	321,723	$5.7	1.4	285,101	$6.9	1.5	214,406	$4.0	1.2
Granted	341,534			125,589			140,357
Forfeited	(66,368)			(10,483)			(4,704)
Released	(17,569)			(78,484)			(64,958)
Outstanding, at end of year	579,320	$16.0	1.7	321,723	$5.7	1.4	285,101	$6.9	1.5
Ending vested + expected to vest	547,093	$15.0	1.6	308,645	$5.4	1.4	269,679	$6.6	1.5

Performance Share Units
The company has previously granted performance share units to certain key employees. The number of units initially awarded was based on the value of a portion of the participant's long-term incentive compensation, divided by the fair value of the company's common stock on the date of grant. Each unit represents one equivalent share of the company's common stock. The number of common shares ultimately issued in connection with these performance share units is determined based on the company's financial performance over the related three-year service period. Compensation expense is determined based on the grant-date fair value and the number of common shares projected to be issued, and is recognized over the requisite service period. The following is a summary of performance share unit transactions for the fiscal years indicated:

	2013			2012			2011
	Share Units	Aggregate Intrinsic Value in Millions	Weighted-Average Remaining Contractual Term (Years)	Share Units	Aggregate Intrinsic Value in Millions	Weighted-Average Remaining Contractual Term (Years)	Share Units	Aggregate Intrinsic Value in Millions	Weighted-Average Remaining Contractual Term (Years)
Outstanding, at beginning of year	—	$—	0.0	90,380	$—	0.2	178,862	$—	0.7
Granted	72,500			—			—
Forfeited	—			(90,380)			(88,482)
Outstanding, at end of year	72,500	$2.0	2.1	—	$—	0.0	90,380	$—	0.2
Ending vested + expected to vest	68,823	$1.9	2.1	—	$—	0.0	—	—	0.0

Deferred Compensation Plans
In 2008, the company discontinued use of the existing Non-qualified Deferred Compensation Plan for new contributions and established the Herman Miller, Inc. Executive Equalization Retirement Plan.

The Non-qualified Deferred Compensation Plan allowed selected employees to defer part or all of their executive incentive cash bonus payment each year. The company could make a matching contribution of 30 percent of the executive's contribution up to 50 percent of the deferred cash incentive bonus. The company's matching contribution vested at the rate of 33 1/3 percent annually. In accordance with the terms of the plan, the executive deferral and company matching contribution were placed in a “Rabbi” trust, which invested solely in the company's common stock. Rabbi trust arrangements offer the executive a degree of assurance for ultimate payment of benefits without causing constructive receipt for income tax purposes. Distributions to the executive from the Rabbi trust can only be made in the form of the company's common stock. The assets in the Rabbi trust remain subject to the claims of creditors of the company and are not the property of the executive and are, therefore, included as a separate component of stockholders' equity under the caption "Key Executive Deferred Compensation" in the Consolidated Balance Sheets. Shares associated with the Non-qualified Deferred Compensation Plan are included in the denominator for both basic and diluted EPS.

The Herman Miller, Inc. Executive Equalization Retirement Plan is a supplemental deferred compensation plan and was made available for salary deferrals and company contributions beginning in January 2008. The plan is available to a select group of management or highly compensated employees who are selected for participation by the Executive Compensation Committee of the Board of Directors. The plan allows participants to defer up to 50 percent of their base salary and up to 100 percent of their incentive cash bonus. Company contributions to the plan “mirror” the amounts the company would have contributed to the various qualified retirement plans had the employee's compensation not been above the IRS statutory ceiling ($255,000 in 2013). The company does not guarantee a rate of return for these funds. Instead, participants make investment elections for their deferrals and company contributions. Investment options are the same as those available under the Herman Miller Profit Sharing and 401(k) Plan except for company stock which is not an investment option under this plan.
In accordance with the terms of the Executive Equalization Plan, the salary and bonus deferrals and company contributions have been placed in a Rabbi trust. The assets in the Rabbi trust remain subject to the claims of creditors of the company and are not the property of the participant and are, therefore, included as an asset on the company's Consolidated Balance Sheets within the "Other assets" line item. A liability of the same amount is recorded on the Consolidated Balance Sheets within the "Other liabilities" line item. Investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized within the company's Consolidated Statements of Comprehensive Income in the interest and other investment income line item. The associated changes to the liability are recorded as compensation expense within the "Selling, general and administrative" line item within the company's Consolidated Statements of Comprehensive Income. The net effect of any change to the asset and corresponding liability is offset and has no impact on the Consolidated Statements of Comprehensive Income.

Director Fees
Company directors may elect to receive their director fees in one or more of the following forms: cash, deferred compensation in the form of shares or other selected investment funds, unrestricted company stock at the market value at the date of election, or stock options that vest in one year and expire in ten years. The exercise price of the stock options granted may not be less than the market price of the company's common stock on the date of grant. Under the plan, the Board members received the following shares or options in the fiscal years indicated:

	2013	2012	2011
Options	—	—	—
Shares of common stock	15,746	18,119	7,464
Shares through the deferred compensation program	2,779	3,301	—

11. Income Taxes
The components of earnings before income taxes are as follows:

(In millions)	2013	2012	2011
Domestic	$89.9	$107.6	$93.4
Foreign	7.3	11.9	9.1
Total	$97.2	$119.5	$102.5

The provision (benefit) for income taxes consists of the following:

(In millions)	2013	2012	2011
Current: Domestic - Federal	$36.4	$21.8	$1.4
Domestic - State	5.2	2.0	0.8
Foreign	3.9	6.0	5.7
	45.5	29.8	7.9
Deferred: Domestic - Federal	(14.9)	11.2	26.4
Domestic - State	(1.4)	1.4	1.4
Foreign	(0.3)	1.9	(4.0)
	(16.6)	14.5	23.8
Total income tax provision	$28.9	$44.3	$31.7

The following table represents a reconciliation of income taxes at the United States statutory rate with the effective tax rate as follows:

(In millions)	2013	2012	2011
Income taxes computed at the United States Statutory rate of 35%	$34.0	$41.8	$35.8
Increase (decrease) in taxes resulting from:
Change in unrecognized tax benefits	0.1	(0.3)	(0.3)
Foreign statutory rate differences	(1.9)	(1.2)	(1.6)
Manufacturing deduction under the American Jobs Creation Act of 2004	(4.0)	(2.9)	(2.4)
State taxes	2.5	3.0	1.8
Repatriated earnings and related foreign tax credits	(0.6)	(0.2)	(1.3)
Other, net	(1.2)	4.1	(0.3)
Income tax expense	$28.9	$44.3	$31.7
Effective tax rate	29.8%	37.1%	30.9%
The company was granted a tax holiday from the Ningbo Economic and Technological Development Commission in China. This agreement provided, starting with the first year of cumulative profits, for the company to be taxed at a reduced rate for five years. The company's Ningbo, China operations started the first year of the tax holiday as of January 1, 2008 and it expired on December 31, 2012.
The tax effects and types of temporary differences that give rise to significant components of the deferred tax assets and liabilities at June 1, 2013 and June 2, 2012, are as follows:

(In millions)	2013	2012
Deferred tax assets:
Compensation-related accruals	$17.7	$14.6
Accrued pension and post-retirement benefit obligations	19.4	19.1
Reserves for inventory	1.7	2.9
Reserves for uncollectible accounts and notes receivable	1.8	1.5
Other reserves and accruals	3.9	3.0
Warranty	8.2	7.4
State and local tax net operating loss carryforwards	3.0	3.7
Federal net operating loss carryforward	0.2	0.2
State credits	0.6	0.7
Foreign tax net operating loss carryforwards	9.2	7.1
Foreign tax credits	0.1	0.1
Other	6.8	4.5
Subtotal	72.6	64.8
Valuation allowance	(9.9)	(10.3)
Total	$62.7	$54.5

Deferred tax liabilities:
Book basis in property in excess of tax basis	$(16.5)	$(17.3)
Intangible assets	(20.5)	(21.0)
Other	(2.9)	(2.1)
Total	$(39.9)	$(40.4)

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

At June 1, 2013, the company had state and local tax NOL carry-forwards of $46.7 million, the tax benefit of which is $3.0 million, which have various expiration periods from one to twenty-one years. The company also had state credits with a tax benefit of $0.6 million which expire in one to three years. For financial statement purposes, the NOL carry-forwards and state tax credits have been recognized as deferred tax assets, subject to a valuation allowance of $2.4 million.

At June 1, 2013, the company had a federal NOL carry-forward of $0.5 million, the tax benefit of which is $0.2 million, which expires in fifteen years. For financial statement purposes, the NOL carry-forward has been recognized as a deferred tax asset.

At June 1, 2013, the company had a federal capital loss carry-forward of $0.1 million, the tax benefit of which is minimal, which expires in two years. The capital loss carry-forward is anticipated to be fully utilized on the June 1, 2013 tax return.

At June 1, 2013, the company had a foreign capital loss carry-forward of $0.3 million, the tax benefit of which is $0.1 million, which has an expiration period of an unlimited term. For financial statement purposes, the capital loss carry-forward has been recognized as a deferred tax asset, subject to a valuation allowance of $0.1 million.

At June 1, 2013, the company had foreign net operating loss carry-forwards of $36.9 million, the tax benefit of which is $9.2 million, which have expiration periods from one year to an unlimited term. The company also had foreign tax credits with a tax benefit of $0.1 million which expire in three to seven years. For financial statement purposes, NOL carry-forwards and foreign tax credits have been recognized as deferred tax assets, subject to a valuation allowance of $5.3 million. During the year, the company released a $1.5 million valuation allowance against an Australian net operating loss that was incurred by a controlled foreign corporation.

At June 1, 2013, the company had a foreign deferred asset related to financing costs of $9.0 million, the tax benefit of which is $2.1 million. For financial statement purposes, the asset has been recognized as a deferred tax asset, subject to a valuation allowance of $2.1 million.

The company has not provided for United States income taxes on undistributed earnings of foreign subsidiaries totaling approximately $61.9 million. Recording deferred income taxes on these undistributed earnings is not required, because these earnings have been deemed to be permanently reinvested. These amounts would be subject to possible U.S. taxation only if remitted as dividends. The determination of the hypothetical amount of unrecognized deferred U.S. taxes on undistributed earnings of foreign entities is not practicable.

The components of the company's unrecognized tax benefits are as follows:

(In millions)
Balance at May 28, 2011	$1.6
Increases related to current year income tax positions	0.2
Increases related to prior year income tax positions	—
Decreases related to prior year income tax positions	(0.3)
Decreases related to lapse of applicable statute of limitations	—
Decreases related to settlements	(0.2)
Balance at June 2, 2012	1.3
Increases related to current year income tax positions	0.4
Increases related to prior year income tax positions	—
Decreases related to prior year income tax positions	(0.1)
Decreases related to lapse of applicable statute of limitations	(0.2)
Decreases related to settlements	—
Balance at June 1, 2013	$1.4

The company's effective tax rate would have been affected by the total amount of unrecognized tax benefits had this amount been recognized as a reduction to income tax expense.

The company recognizes interest and penalties related to unrecognized tax benefits through "Income tax expense" in its Consolidated Statements of Comprehensive Income. Interest and penalties and the related liability were as follows for the periods indicated:

(In millions)	June 1, 2013	June 2, 2012	May 28, 2011
Interest and penalty expense (income)	$—	$—	$(0.2)

Liability for Interest and penalties	$0.4	$0.5

The company is subject to periodic audits by domestic and foreign tax authorities. Currently, the company is undergoing routine periodic audits in both domestic and foreign tax jurisdictions. It is reasonably possible that the amounts of unrecognized tax benefits could change in the next 12 months as a result of new positions that may be taken on income tax returns, settlement of tax positions and the closing of statutes of limitation. It is not expected that any of the changes will be material to the company's Consolidated Statements of Comprehensive Income.

During the year, the company has closed the audit of fiscal year 2012 with the Internal Revenue Service under the Compliance Assurance Process (CAP). For the majority of the remaining tax jurisdictions, the company is no longer subject to state and local, or non-U.S. income tax examinations by tax authorities for fiscal years before 2010.

12. Fair Value of Financial Instruments

The company's financial instruments consist of cash equivalents, marketable securities, accounts and notes receivable, deferred compensation plan, accounts payable, debt and foreign currency exchange contracts. The company's estimates of fair value for financial instruments, other than marketable securities, approximate their carrying amounts as of June 1, 2013 and June 2, 2012. The carrying value and fair value of the company's long-term debt, including current maturities, is as follows for the periods indicated:

(In millions)	June 1, 2013	June 2, 2012
Carrying value	$250.0	$250.0
Fair value	$283.5	$278.5

The following describes the methods the company uses to estimate the fair value of financial assets and liabilities, of which there have been no significant changes in the current period:

Available-for-sale securities — The company's available-for-sale marketable securities primarily include government obligations and mortgage-backed securities and are valued using quoted prices for similar securities.

Foreign currency exchange contracts — The company's foreign currency exchange contracts are valued using an approach based on foreign currency exchange rates obtained from active markets. The estimated fair value of forward currency exchange contracts is based on month-end spot rates as adjusted by current market-based activity.

Deferred compensation plan assets — The company's deferred compensation plan assets primarily include domestic equity large cap and lifestyle mutual funds and are valued using quoted prices for similar securities.

The following tables set forth financial assets and liabilities measured at fair value in the Consolidated Balance Sheets and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of June 1, 2013 and June 2, 2012:

(In millions)	Fair Value Measurements
	June 1, 2013	June 2, 2012
Financial Assets	Quoted Prices With Other Observable Inputs (Level 2)	Quoted Prices With Other Observable Inputs (Level 2)
Available-for-sale marketable securities:
Asset-backed securities	$0.8	$0.2
Corporate debt securities	1.7	2.7
Government obligations	5.1	3.5
Mortgage-backed securities	3.2	3.2
Foreign currency forward contracts	0.3	0.1
Deferred compensation plan	4.8	3.5
Total	$15.9	$13.2

Financial Liabilities
Foreign currency forward contracts	$0.3	$—
Total	$0.3	$—

The following is a summary of the carrying and market values of the company's marketable securities as of the dates indicated:

	June 1, 2013
(In millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value
Asset-backed securities	$0.8	$—	$—	$0.8
Corporate debt securities	1.7	—	—	1.7
Government obligations	5.1	—	—	5.1
Mortgage-backed securities	3.2	—	—	3.2
Total	$10.8	$—	$—	$10.8

	June 2, 2012
(In millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value
Asset-backed securities	$0.2	$—	$—	$0.2
Corporate debt securities	2.7	—	—	2.7
Government obligations	3.4	0.1	—	3.5
Mortgage-backed securities	3.2	—	—	3.2
Total	$9.5	$0.1	$—	$9.6

The company does not hold any Level 3 financial instruments.

Maturities of debt securities included in marketable securities as of June 1, 2013, are as follows:

(In millions)	Cost	Market Value
Due within one year	$2.7	$2.7
Due after one year through five years	8.1	8.1
Due after five years and beyond	—	—
Total	$10.8	$10.8

The balance of investments in unrealized loss positions as of June 1, 2013 was zero.

13. Supplemental Disclosures of Cash Flow Information
The following table presents the adjustments to reconcile net earnings to net cash provided by operating activities:

(In millions)	2013	2012	2011

Depreciation expense	$34.4	$34.4	$36.2
Amortization expense	3.1	2.8	2.9
Provision for losses on accounts receivable and notes receivable	0.6	1.6	0.1
Loss on sales of property, equipment, and other assets	0.8	0.9	1.0
Deferred income tax expense (benefit)	(16.6)	14.5	23.8
Pension expense	31.9	8.8	13.1
Restructuring and impairment expense	1.2	5.4	3.0
Contingent consideration income	—	—	(15.0)
Stock-based compensation	8.1	6.0	4.8
Excess tax benefits from stock-based compensation	(0.3)	0.1	(0.1)
Other changes in long-term liabilities	(9.2)	(66.5)	(36.0)
Other	(2.9)	(1.9)	—
Changes in current assets and liabilities:
Decrease (increase) in assets:
Accounts receivable	(7.7)	17.5	(48.5)
Inventories	(4.6)	0.2	(8.3)
Prepaid expenses and other	9.3	2.7	(14.5)
Increase (decrease) in liabilities:
Accounts payable	6.0	4.8	14.3
Accrued liabilities	14.2	(16.4)	41.4
Total changes in current assets and liabilities	17.2	8.8	(15.6)
Total adjustments	$68.3	$14.9	$18.2

14. Warranties, Guarantees, and Contingencies

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

Changes in the warranty reserve for the stated periods were as follows:

(In millions)	2013	2012	2011
Accrual balance, beginning	$22.2	$17.0	$16.0
Accrual for warranty matters	23.3	24.9	14.5
Change in estimate	—	5.0	—
Settlements	(20.7)	(24.7)	(13.5)
Accrual balance, ending	$24.8	$22.2	$17.0

Other Guarantees
The company is periodically required to provide performance bonds in order to conduct business with certain customers. These arrangements are common and generally have terms ranging between one and three years. The bonds are required to provide assurances to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The performance bonds are provided by various bonding agencies and the company is ultimately liable for claims that may occur against them. As of June 1, 2013, the company had a maximum financial exposure related to performance bonds of approximately $12.9 million. The company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company's financial statements. Accordingly, no liability has been recorded as of June 1, 2013 and June 2, 2012.

The company periodically enters into agreements in the normal course of business that may include indemnification clauses regarding patent/trademark infringement and service losses. Service losses represent all direct or consequential loss, liability, damages, costs and expenses incurred by the customer or others resulting from services rendered by the company, the dealer, or certain sub-contractors due to a proven negligent act. The company has no history of claims, nor is it aware of circumstances that would require it to perform under these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company's financial statements. Accordingly, no liability has been recorded as of June 1, 2013 and June 2, 2012.

The company has entered into standby letter of credit arrangements for the purpose of protecting various insurance companies against default on the payment of certain premiums and claims. A majority of these arrangements are related to the company's wholly-owned captive insurance company. As of June 1, 2013, the company had a maximum financial exposure from these insurance-related standby letters of credit of approximately $7.7 million. The company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company's financial statements. Accordingly, no liability has been recorded as of June 1, 2013 and June 2, 2012.

Contingencies
The company leases a facility in the United Kingdom under an agreement that expired in June 2011 and the company is currently leasing the facility on a month to month basis. Under the terms of the lease, the company is required to perform the maintenance and repairs necessary to address the general dilapidation of the facility over the lease term. The ultimate cost of this provision to the company is dependent on a number of factors including, but not limited to, the future use of the facility by the lessor and whether the company chooses and is permitted to renew the lease term. The company has estimated the cost of these maintenance and repairs to be between $0 and $3 million, depending on the outcome of future plans and negotiations. Based on existing circumstances, it is estimated that these costs will most likely approximate $1.3 million as of June 1, 2013, and was estimated to be $1.2 million as of June 2, 2012. As a result, these amounts have been recorded as a liability reflected under the caption “Accrued Liabilities” for fiscal 2013 and fiscal 2012 in the Consolidated Balance Sheets.

The company has a lease obligation in the U.K. until May 2014 for a facility that it has exited. Current market rates for comparable office space are lower than the rental payments owed under the lease agreement, as such, the company would remain liable to pay the difference if it were subleased. As a result, the estimated liability of $0.6 million and $1.1 million is reflected under the caption “Accrued Liabilities” and "Other Liabilities" in the Consolidated Balance Sheets at June 1, 2013 and June 2, 2012, respectively.

The company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the company's Consolidated Financial Statements.

15. Operating Segments

The North American Furniture Solutions reportable segment includes the operations associated with the design, manufacture, and sale of furniture products for work-related settings, including office, education, and healthcare environments, throughout the United States and Canada. The North American Furniture Solutions reportable segment is the aggregation of two operating segments. In addition, the company has determined that both operating segments within the North American Furniture Solutions reportable segment each represent reporting units.

The Non-North American Furniture Solutions reportable segment includes the operations associated with the design, manufacture, and sale of furniture products, primarily for work-related settings outside of North America and within Mexico.

The Specialty and Consumer reportable segment includes the operations associated with the design, manufacture, and sale of high-end furniture products and textiles including Geiger wood products, Maharam textiles, Herman Miller Collection products and the company's North American consumer retail business.

The company also reports a “Corporate” category consisting primarily of unallocated corporate expenses including restructuring and impairment expenses.

The performance of the operating segments is evaluated by the company's management using various financial measures. The following is a summary of certain key financial measures for the respective fiscal years indicated:

(In millions)	2013	2012	2011

Net Sales:
North American Furniture Solutions	$1,221.9	$1,218.5	$1,224.8
Non-North American Furniture Solutions	377.3	347.3	290.4
Specialty and Consumer	175.7	158.3	134.0
Corporate	—	—	—
Total	$1,774.9	$1,724.1	$1,649.2

Depreciation and Amortization:
North American Furniture Solutions	$28.0	$31.7	$34.2
Non-North American Furniture Solutions	6.6	3.7	3.1
Specialty and Consumer	2.9	1.8	1.8
Corporate	—	—	—
Total	$37.5	$37.2	$39.1

Operating Earnings (Losses):
North American Furniture Solutions	$76.6	$96.9	$99.4
Non-North American Furniture Solutions	24.7	32.1	18.8
Specialty and Consumer	15.4	15.1	10.7
Corporate	(1.8)	(6.5)	(5.6)
Total	$114.9	$137.6	$123.3

Capital Expenditures:
North American Furniture Solutions	$33.6	$20.3	$25.9
Non-North American Furniture Solutions	15.9	3.3	4.4
Specialty and Consumer	0.7	4.9	0.2
Corporate	—	—	—
Total	$50.2	$28.5	$30.5

Total Assets:
North American Furniture Solutions	$427.8	$389.2	$468.3
Non-North American Furniture Solutions	250.9	231.5	144.8
Specialty and Consumer	174.3	36.5	41.7
Corporate	93.5	181.9	153.2
Total	$946.5	$839.1	$808.0

Goodwill:
North American Furniture Solutions	$136.1	$104.9	$104.3
Non-North American Furniture Solutions	41.1	40.5	6.1
Specialty and Consumer	49.8	1.0	—
Corporate	—	—	—
Total	$227.0	$146.4	$110.4

The accounting policies of the reportable operating segments are the same as those of the company. Additionally, the company employs a methodology for allocating corporate costs and assets with the underlying objective of this methodology being to allocate corporate costs according to the relative usage of the underlying resources and to allocate corporate assets according to the relative expected benefit. The majority of the allocations for corporate expenses are based on relative net sales. However, certain corporate costs, generally considered the result of isolated business decisions, are not subject to allocation and are evaluated separately from the rest of the regular ongoing business operations. For example, restructuring and impairment expenses that are reflected in operating earnings are allocated to the “Corporate” category. In addition, cash and cash equivalents and marketable securities are allocated to the “Corporate” category as the company views these as corporate assets.

The restructuring and asset impairment charges of $1.2 million, $5.4 million, and $3.0 million in fiscal 2013, fiscal 2012 and fiscal 2011, respectively are discussed in Note 16 of the Consolidated Financial Statements and were allocated to the “Corporate” category.

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

(In millions)	2013	2012	2011
Net Sales:
Systems	$572.9	$549.5	$569.2
Seating	609.8	619.8	567.1
Freestanding and storage	395.0	334.3	326.1
Other (1)	197.2	220.5	186.8
Total	$1,774.9	$1,724.1	$1,649.2

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

(In millions)	2013	2012	2011
Net Sales:
United States	$1,291.5	$1,271.9	$1,265.9
International	483.4	452.2	383.3
Total	$1,774.9	$1,724.1	$1,649.2

(In millions)	2013	2012	2011
Long-lived assets:
United States	$169.2	$146.4	$151.6
International	29.8	18.1	24.0
Total	$199.0	$164.5	$175.6

It is estimated that no single dealer accounted for more than 4.5 percent of the company's net sales in the fiscal year ended June 1, 2013. It is also estimated that the largest single end-user customer, the U.S. federal government, accounted for approximately $114 million or 6 percent of the company's fiscal 2013 net sales within the North American Furniture Solutions reportable segment. The 10 largest customers accounted for approximately 23 percent of net sales.

Approximately 10 percent of the company's employees are covered by collective bargaining agreements, most of whom are employees of its Nemschoff and Herman Miller Limited (U.K.) subsidiaries.

16. Restructuring Charges
2012 Plan
In May 2012, the company announced a plan ("The 2012 Plan") to consolidate the Nemschoff manufacturing operations in Sheboygan, Wisconsin with the closure of the Sioux City, Iowa seating plant. The 2012 plan also included the consolidation of the Sheboygan manufacturing sites into one location. This plan reduced fixed costs and operating expenses in order to improve operating performance, profitability and further enhance productivity. This Plan reduced our workforce in North America, by approximately 70 employees. No additional restructuring expenses are anticipated in future periods for the 2012 Plan.

2010 Plan
During the fourth quarter of fiscal 2010, the company executed a restructuring plan (“the 2010 Plan”) that reduced operating expenses in order to improve operating performance, profitability and further enhance productivity. This Plan reduced the salaried workforce, primarily in North America, by approximately 70 employees. The Plan was completed during fiscal 2012.

Manufacturing Consolidation Plan
In May and June 2009, the company announced a plan (“the Manufacturing Consolidation Plan”) to consolidate manufacturing operations with the closure of its Integrated Metal Technologies (IMT) subsidiary in Spring Lake, Michigan and Brandrud facility in Auburn, Washington. Under this plan for the IMT closure, the company retained existing West Michigan production capacity and enhanced operational efficiency, with the majority of work and equipment moved to other newer, larger facilities in the area. Relocation began during the first quarter of fiscal 2010, with final closure completed in the fourth quarter of fiscal 2010. For the Brandrud closure, the company further consolidated manufacturing operations with the transfer of substantially all of the manufacturing capabilities of Brandrud to its Nemschoff manufacturing plants. The Plan was completed during fiscal 2012.

The following is a summary of changes in restructuring accruals during fiscal 2013, 2012 and 2011 and for the 2012 Plan, the 2010 Plan and the Manufacturing Consolidation Plan.

2012 Action Plan
(In millions)	Total Plan Costs	Severance and Outplacement Costs	Building Impairment Costs
Balance as of May 28, 2011	$—	$—	$—
Restructuring and impairment expenses	1.6	0.2	1.4
Cash payments	(0.1)	—	(0.1)
Adjustments	(1.3)	—	(1.3)
Balance as of June 2, 2012	0.2	0.2	—
Restructuring and impairment expenses	1.2	0.3	0.9
Cash payments	(1.0)	(0.5)	(0.5)
Adjustments	(0.2)	—	(0.2)
Balance as of June 1, 2013	$0.2	$—	$0.2

2010 Action Plan
(In millions)	Total Plan Costs	Severance and Outplacement Costs	Leased Building Exit Costs
Balance as of May 29, 2010	$3.1	$2.8	$0.3
Restructuring expenses	2.1	1.5	0.6
Cash payments	(4.5)	(4.1)	(0.4)
Adjustments	(0.2)	0.1	(0.3)
Balance as of May 28, 2011	0.5	0.3	0.2
Adjustments	(0.5)	(0.3)	(0.2)
Balance as of June 2, 2012	—	—	—
Balance as of June 1, 2013	$—	$—	$—

Manufacturing Consolidation Plan
(In millions)	Total Plan Costs	Severance and Outplacement Costs	Leased Building Exit Costs
Balance as of May 29, 2010	$2.6	$1.5	$1.1
Restructuring expenses	0.9	0.2	0.7
Cash payments	(3.0)	(1.7)	(1.3)
Balance as of May 28, 2011	0.5	—	0.5
Cash payments	(0.5)	—	(0.5)
Balance as of June 2, 2012	—	—	—
Balance as of June 1, 2013	$—	$—	$—

In addition to the restructuring expenses noted above, the company recorded an impairment of certain assets for fiscal 2012 totaling $3.8 million. These assets were related to products and trade names that we determined had no future revenue stream to the company.

These charges have been reflected separately as "Restructuring and impairment expenses" in the Consolidated Statements of Comprehensive Income. Refer to Note 15 of the Consolidated Financial Statements for a discussion of the Plan's impact on the company's reportable operating segments.

17. Quarterly Financial Data (Unaudited)
Set forth below is a summary of the quarterly operating results on a consolidated basis for the years ended June 1, 2013, June 2, 2012, and May 28, 2011.

(In millions, except per share data)		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013	Net sales (1)	$449.7	$441.8	$423.5	$460.0
	Gross margin	149.7	148.5	144.4	162.6
	Net earnings (1)	20.0	8.4	16.5	23.4
	Earnings per share-basic (1)	0.34	0.14	0.28	0.40
	Earnings per share-diluted	0.34	0.14	0.28	0.40

2012	Net sales (1)	$458.1	$445.6	$399.8	$420.7
	Gross Margin (1)	154.3	152.1	134.2	150.1
	Net earnings (1)	24.6	23.7	14.9	11.9
	Earnings per share-basic (1)	0.42	0.41	0.26	0.21
	Earnings per share-diluted	0.42	0.41	0.26	0.20

2011	Net sales	$380.7	$412.2	$414.8	$441.5
	Gross margin	123.6	135.8	133.0	145.7
	Net earnings (1)	16.1	17.9	19.8	17.1
	Earnings per share-basic	0.28	0.31	0.35	0.30
	Earnings per share-diluted (1)	0.22	0.26	0.29	0.30

(1) The sum of the quarters does not equal the annual balance reflected in the Consolidated Statements of Comprehensive Income due to rounding associated with the calculations on an individual quarter basis.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of June 1, 2013, based on the original framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes the company's internal control over financial reporting was effective as of June 1, 2013.

Based on the Securities and Exchange Commission's staff interpretation guidance for newly acquired businesses, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Maharam Fabric Corporation, which was included in the company's fiscal 2013 consolidated financial statements since the acquisition date of April 29, 2013. Maharam constituted 18 percent of total assets as of June 1, 2013 and 1 percent of net sales for the fiscal year then ended.

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
Gregory J. Bylsma
Chief Financial Officer

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Board of Directors and Stockholders of Herman Miller, Inc.

We have audited Herman Miller, Inc.'s internal control over financial reporting as of June 1, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Herman Miller, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal over financial reporting did not include the internal controls of Maharam Fabric Corporation, which is included in the fiscal 2013 consolidated financial statements of Herman Miller, Inc. and constituted 18% of total assets as of June 1, 2013 and 1% of net sales for the fiscal year then ended. Our audit of internal control over financial reporting of Herman Miller, Inc. also did not include an evaluation of the internal control over financial reporting of Maharam Fabric Corporation.

In our opinion, Herman Miller, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 1, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the fiscal 2013 consolidated financial statements of Herman Miller, Inc., and our report dated July 30, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Grand Rapids, Michigan
July 30, 2013

Report of Independent Registered Public Accounting Firm on Financial Statements

To the Board of Directors and Stockholders of Herman Miller, Inc.

We have audited the accompanying consolidated balance sheets of Herman Miller, Inc. as of June 1, 2013 and June 2, 2012, and the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for each of the three fiscal years in the period ended June 1, 2013. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Herman Miller, Inc. at June 1, 2013 and June 2, 2012, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended June 1, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Herman Miller, Inc.'s internal control over financial reporting as of June 1, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 30, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Grand Rapids, Michigan
July 30, 2013

Item 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

Item 9A CONTROLS AND PROCEDURES

(a)
Disclosure Controls and Procedures. Under the supervision and with the participation of management, the company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 1, 2013, and have concluded that as of that date, the company's disclosure controls and procedures were effective.

(b)
Management's Annual Report on Internal Control Over Financial Reporting and Attestation Report of the Independent Registered Public Accounting Firm. Refer to Item 8 for “Management's Report on Internal Control Over Financial Reporting.” The effectiveness of the company's internal control over financial reporting has been audited by Ernst and Young LLP, an independent registered accounting firm, as stated in its report included in Item 8.

(c)
Changes in Internal Control Over Financial Reporting. There were no changes in the company's internal control over financial reporting during the fourth quarter ended June 1, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B OTHER INFORMATION

None

PART III

Item 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers, Promoters and Control Persons
Information relating to directors and director nominees of the registrant is contained under the caption “Director and Executive Officer Information” in the company's definitive Proxy Statement, relating to the company's 2013 Annual Meeting of Stockholders, and the information within that section is incorporated by reference. Information relating to Executive Officers of the company is included in Part I hereof entitled “Executive Officers of the Registrant.”

Compliance with Section 16(a) of the Exchange Act
Information relating to compliance with Section 16(a) of the Exchange Act is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the company's definitive Proxy Statement, relating to the company's 2013 Annual Meeting of Stockholders, and the information within that section is incorporated by reference.

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

Corporate Governance
Information relating to the identification of the audit committee, audit committee financial expert, and director nomination procedures of the registrant is contained under the captions “Board Committees” and “Corporate Governance and Board Matters — Director Nominations” in the company's definitive Proxy Statement, relating to the company's 2013 Annual Meeting of Stockholders, and the information within these sections is incorporated by reference.

Item 11 EXECUTIVE COMPENSATION

Information relating to management remuneration is contained under the captions “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination, Death, Disability, Retirement or Change in Control,” “Director Compensation,” “Director Compensation Table,” and “Compensation Committee Interlocks and Insider Participation” in the company's definitive Proxy Statement, relating to the company's 2013 Annual Meeting of Stockholders, and the information within these sections is incorporated by reference. The information under the caption “Compensation Committee Report” is incorporated by reference, however, such information is not deemed filed with the Commission.

Item 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections entitled “Voting Securities and Principal Stockholders,” “Director and Executive Officer Information,” and “Equity Compensation Plan Information” in the definitive Proxy Statement, relating to the company's 2013 Annual Meeting of Stockholders, and the information within these sections is incorporated by reference.

Item 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions contained under the captions “Related Person Transactions,” and “Corporate Governance and Board Matters — Determination of Independence of Board Members” in the definitive Proxy Statement, relating to the company's 2013 Annual Meeting of Stockholders and the information within these sections is incorporated by reference.

Item 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning the payments to our principal accountants and the services provided by our principal accounting firm set forth under the caption “Disclosure of Fees Paid to Independent Auditors” in the Definitive Proxy Statement, relating to the company's 2013 Annual Meeting of Stockholders, and the information within that section is incorporated by reference.

PART IV

Item 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	The following documents are filed as a part of this report:

	1.	Financial Statements

	The following Consolidated Financial Statements of the company are included in this Form 10-K on the pages noted:

			Page Number in this Form 10-K
	Consolidated Statements of Comprehensive Income		39
	Consolidated Balance Sheets		40
	Consolidated Statements of Stockholders' Equity		41
	Consolidated Statements of Cash Flows		43
	Notes to the Consolidated Financial Statements		44
	Management's Report on Internal Control over Financial Reporting		75
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting		76
	Report of Independent Registered Public Accounting Firm on Financial Statements		77

	2.	Financial Statement Schedule

	The following financial statement schedule and related Report of Independent Public Accountants on the Financial Statement Schedule are included in this Form 10-K on the pages noted:

			Page Number in this Form 10-K
	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule		82

	Schedule II-	Valuation and Qualifying Accounts and Reserves for the Years Ended June 1, 2013, June 2, 2012, and May 28, 2011	83

All other schedules required by Form 10-K Annual Report have been omitted because they were not applicable, included in the Notes to the Consolidated Financial Statements, or otherwise not required under instructions contained in Regulation S-X.

	3.	Exhibits

	Reference is made to the Exhibit Index which is included on pages 87-89.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERMAN MILLER, INC.
/s/ Jeffrey M. Stutz
By	Jeffrey M. Stutz Chief Accounting Officer (Principal Accounting Officer and Duly Authorized Signatory for Registrant)

Date:     July 30, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on, July 30, 2013 by the following persons on behalf of the Registrant in the capacities indicated. Each Director of the Registrant, whose signature appears below, hereby appoints Brian C. Walker as his attorney-in-fact, to sign in his or her name and on his or her behalf, as a Director of the Registrant, and to file with the Commission any and all amendments to this Report on Form 10-K.

/s/ Michael A. Volkema	/s/ Lisa Kro
Michael A. Volkema (Chairman of the Board)	Lisa Kro (Director)

/s/ David O. Ulrich	/s/ Mary Vermeer Andringa
David O. Ulrich (Director)	Mary Vermeer Andringa (Director)

/s/ Dorothy A. Terrell	/s/ James R. Kackley
Dorothy A. Terrell (Director)	James R. Kackley (Director)

/s/ David A. Brandon	/s/ John R. Hoke III
David A. Brandon (Director)	John R. Hoke III (Director)

/s/ Douglas D. French	/s/ J. Barry Griswell
Douglas D. French (Director)	J. Barry Griswell (Director)

/s/ Brian C. Walker	/s/ Gregory J. Bylsma
Brian C. Walker (President, Chief Executive Officer, and Director)	Gregory J. Bylsma (Chief Financial Officer)

/s/ Jeffrey M. Stutz
Jeffrey M. Stutz (Chief Accounting Officer)

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Board of Directors and Stockholders of Herman Miller, Inc.

We have audited the consolidated financial statements of Herman Miller, Inc. as of June 1, 2013 and June 2, 2012, and for each of the three fiscal years in the period ended June 1, 2013, and have issued our report thereon dated July 30, 2013 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of the company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Grand Rapids, Michigan
July 30, 2013

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Column A	Column B	Column C	Column D	Column E
Description	Balance at beginning of period	Charges to expenses or net sales	Deductions (3)	Balance at end of period
Year ended June 1, 2013:
Accounts receivable allowances — uncollectible accounts(1)	$4.1	$0.4	$(0.6)	$3.9

Accounts Receivable allowances — credit memo(2)	$0.3	$0.2	$—	$0.5

Allowance for possible losses on notes receivable	$0.2	$—	$—	$0.2

Valuation allowance for deferred tax asset	$10.3	$(0.5)	$0.1	$9.9

Year ended June 2, 2012:
Accounts receivable allowances — uncollectible accounts(1)	$4.1	$1.6	$(1.6)	$4.1

Accounts Receivable allowances — credit memo(2)	$0.4	$—	$(0.1)	$0.3

Allowance for possible losses on notes receivable	$0.3	$—	$(0.1)	$0.2

Valuation allowance for deferred tax asset	$11.6	$(0.7)	$(0.6)	$10.3

Year ended May 28, 2011:
Accounts receivable allowances — uncollectible accounts(1)	$4.0	$0.1	$—	$4.1

Accounts receivable allowances — credit memo (2)	$0.4	$0.3	$(0.3)	$0.4

Allowance for possible losses on notes receivable	$0.4	$—	$(0.1)	$0.3

Valuation allowance for deferred tax asset	$11.0	$1.8	$(1.2)	$11.6
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

(c)
Form of Herman Miller, Inc. Long-Term Incentive Plan Restricted Stock Unit Award, is incorporated by reference from Exhibit 10.1 of the Registrant's Form 10-Q Quarterly Report for the quarter ended September 3, 2011. *

(d)
Herman Miller, Inc. Long-Term Incentive Plan as amended, effective January 1, 2005, is incorporated by reference from Exhibit 10.2 of the Registrants Form 10-Q Quarterly Report for the quarter ended September 3, 2011. *

(e)
Herman Miller, Inc. Amended and Restated Nonemployee Officer and Director Deferred Compensation Stock Purchase Plan, is incorporated by reference from Exhibit 10.3 of the Registrant's Form 10-Q Quarterly Report for the quarter ended September 3, 2011. *

(f)	Form of Change in Control Agreement of the Registrant, is incorporated by reference from Exhibit 10.1 of the Registrant's Form 10-K dated July 26, 2011.

(g)
Herman Miller, Inc. Amended and Restated Key Executive Deferred Compensation Plan, dated January 23, 2006, is incorporated by reference from Exhibit 10.4 of the Registrant's Form 10-Q Quarterly Report for the quarter ended September 3, 2011. *

(h)	Herman Miller, Inc. Executive Equalization Retirement Plan is incorporated by reference from Exhibit 99.1 of the Registrant's Form 8-K dated July 25, 2007.*

(i)
Herman Miller, Inc. Executive Incentive Cash Bonus Plan dated April 24, 2006 is incorporated by reference from Exhibit 10.5 of the Registrant's Form 10-Q Quarterly Report for the quarter ended September 3, 2011. *

(j)
Second Amended and Restated Credit agreement dated as of November 18, 2011 among Herman Miller, Inc. and various lenders, is incorporated by reference from Exhibit 10.1 of the Registrant's Form 10-Q Quarterly Report for the quarter ended December 1, 2012.

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