Form 10-Q
period 2013-08-31
MILLER HERMAN INC
filed 2013-10-09
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ _ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended August 31, 2013	Commission File No. 001-15141

HERMAN MILLER, INC.

A Michigan Corporation	ID No. 38-0837640

855 East Main Avenue, Zeeland, MI 49464-0302	Phone (616) 654 3000

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
Yes [_] No [ X ]

Common Stock Outstanding at October 7, 2013 - 58,980,576 shares

HERMAN MILLER, INC. FORM 10-Q
FOR THE QUARTER ENDED AUGUST 31, 2013

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended
	August 31, 2013	September 1, 2012
Net sales	$468.1	$449.7
Cost of sales	298.1	300.0
Gross margin	170.0	149.7
Operating Expenses:
Selling, general, and administrative	114.4	101.0
Restructuring and impairment expenses	—	0.5
Design and research	16.5	13.9
Total operating expenses	130.9	115.4
Operating earnings	39.1	34.3
Other expenses:
Interest expense	4.5	4.3
Other, net	0.1	—
Earnings before income taxes	34.5	30.0
Income tax expense	12.0	10.0
Equity loss from nonconsolidated affiliates, net of tax	—	—
Net earnings	$22.5	$20.0

Earnings per share — basic	$0.38	$0.34
Earnings per share — diluted	$0.38	$0.34
Dividends declared, per share	$0.125	$0.090

Other comprehensive income, net of tax
Foreign currency translation adjustments	$(0.7)	$2.8
Pension and post-retirement liability adjustments	1.4	1.6
Unrealized holding gain	—	—
Total other comprehensive income	0.7	4.4
Comprehensive income	$23.2	$24.4

See accompanying notes to condensed consolidated financial statements.

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions Except Share Data)
(Unaudited)

	August 31, 2013	June 1, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$110.1	$82.7
Marketable securities	11.0	10.8
Accounts receivable, net	172.4	178.4
Inventories, net	77.4	76.2
Prepaid expenses and other	55.6	51.2
Total current assets	426.5	399.3
Property and equipment, at cost	754.5	765.3
Less — accumulated depreciation	(571.7)	(581.2)
Net property and equipment	182.8	184.1
Goodwill	226.7	227.0
Indefinite-lived intangibles	62.3	62.3
Other amortizable intangibles, net	47.1	48.0
Other noncurrent assets	27.6	25.8
Total Assets	$973.0	$946.5

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$130.2	$130.1
Accrued compensation and benefits	59.2	65.9
Accrued warranty	24.6	24.8
Other accrued liabilities	82.8	69.2
Total current liabilities	296.8	290.0
Long-term debt	250.0	250.0
Pension and post-retirement benefits	39.7	39.6
Other liabilities	45.5	47.4
Total Liabilities	632.0	627.0
Stockholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized, none issued)	—	—
Common stock, $0.20 par value (240,000,000 shares authorized)	11.8	11.7
Additional paid-in capital	108.5	102.9
Retained earnings	346.2	331.1
Accumulated other comprehensive loss	(123.6)	(124.3)
Key executive deferred compensation plans	(1.9)	(1.9)
Total Stockholders' Equity	341.0	319.5
Total Liabilities and Stockholders' Equity	$973.0	$946.5

See accompanying notes to condensed consolidated financial statements.

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS
(Dollars in Millions)
(Unaudited)

	Three Months Ended
	August 31, 2013	September 1, 2012
Cash Flows from Operating Activities:
Net earnings	$22.5	$20.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	11.1	9.5
Stock-based compensation	2.8	1.8
Excess tax benefits from stock-based compensation	(0.7)	—
Pension and post-retirement expenses	3.4	5.0
Deferred taxes	(2.9)	—
Gain on sales of property and dealers	(0.2)	—
Restructuring and impairment expenses	—	0.5
Other, net	—	(0.5)
Increase in current assets	(3.3)	(0.3)
Increase in current liabilities	6.6	(0.6)
Decrease in non-current liabilities	(1.1)	(6.7)
Net Cash Provided by Operating Activities	38.2	28.7

Cash Flows from Investing Activities:
Marketable securities purchases	(0.4)	(0.3)
Marketable securities sales	0.2	0.7
Capital expenditures	(6.5)	(15.7)
Other, net	0.5	0.2
Net Cash Used in Investing Activities	(6.2)	(15.1)

Cash Flows from Financing Activities:
Dividends paid	(7.3)	(1.3)
Common stock issued	6.1	0.4
Common stock repurchased and retired	(3.8)	(0.4)
Excess tax benefits from stock-based compensation	0.7	—
Net Cash Used in Financing Activities	(4.3)	(1.3)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(0.3)	(0.2)

Net Increase in Cash and Cash Equivalents	27.4	12.1

Cash and Cash Equivalents, Beginning of Period	82.7	172.2

Cash and Cash Equivalents, End of Period	$110.1	$184.3

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

The accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position of the company as of August 31, 2013, and the results of its operations and cash flows for the interim periods presented. Operating results for the three-month period ended August 31, 2013, are not necessarily indicative of the results that may be expected for the year ending May 31, 2014. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the company's Form 10-K filing for the year ended June 1, 2013.

2. NEW ACCOUNTING STANDARDS
During the first quarter of fiscal 2014, the company adopted Accounting Standards Update ("ASU") 2013-02, "Comprehensive Income (ASC Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail on these amounts. Refer to Note 14 for the disclosures related to this adoption.

3. FISCAL YEAR
The company's fiscal year ends on the Saturday closest to May 31. Fiscal 2014, the year ending May 31, 2014, and fiscal 2013, the year ended June 1, 2013, each contain 52 weeks. The first quarter of fiscal 2014 and fiscal 2013 each contained 13 weeks.

4. ACQUISITIONS AND DIVESTITURES
Maharam Acquisition
On April 23, 2013, the company entered into an agreement to purchase Maharam Fabric Corporation (Maharam), a New York-based, global designer and provider of high quality interior textiles for commercial, healthcare, and residential interiors. The company pursued the acquisition of Maharam in order to reinforce and accelerate Herman Miller’s Specialty and Consumer initiative and support further opportunities in commercial markets.

The company closed the transaction on April 29, 2013 for consideration of $155.8 million and the company estimates it will receive future tax benefits with a present value of approximately $20 million.

The following table summarizes the fair values of the assets acquired and the liabilities assumed from Maharam on April 29, 2013. There have been no fair value adjustments since the date of acquisition through the end of the first quarter. The allocation of the purchase price is still considered preliminary and is based upon valuation information available and estimates made at April 29, 2013. The company is still finalizing information related to the valuation of intangible assets, deferred income taxes, goodwill and the allocation of goodwill and expects to finalize these matters within the measurement period, which is currently expected to remain open through the third quarter of fiscal 2014.

Valuation as of April 29, 2013
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

Goodwill Segment Allocation from the Maharam Acquisition
(In millions)	Fair Value
North American Furniture Solutions	$31.9
Specialty and Consumer	48.8
Total Goodwill	$80.7

Intangible assets acquired as a result of the acquisition of Maharam were preliminarily valued at $42.4 million. These amounts are reflected in the values presented in the table below:

Intangible Assets Acquired from the Maharam Acquisition
(In millions)	Fair Value	Useful Life
Trade name	$23.0	Indefinite
Designs and patterns	3.1	5
Specifier and customer relationships	16.0	20
Non-compete agreements	0.3	2
Total Intangibles Acquired	$42.4

The following table provides net sales and results of operations from the Maharam acquired businesses included in the company’s results since the April 29, 2013 acquisition. Included in the results for the three months ended August 31, 2013 from Maharam was an increase in cost of sales of $1.4 million related to the fair value step-up of inventories acquired. For the period beginning on the acquisition date and ending on June 1, 2013, the amount of the increase in cost of sales related to the fair value step-up of inventories acquired was $0.7 million.

Maharam Results of Operations
(In millions)	April 29, 2013 - June 1, 2013	Three Months Ended August 31, 2013
Net sales	$10.6	$27.3
Net income (loss)	(0.1)	0.8

Divestitures
During the first quarter of fiscal 2014, the company completed the sale of one wholly-owned contract furniture dealership in Oregon. The effect of this transaction on the company's consolidated financial statements was not material.

5. INVENTORIES, NET

(In millions)	August 31, 2013	June 1, 2013
Finished goods	$59.3	$57.5
Raw materials	18.1	18.7
Total	$77.4	$76.2

Inventories are valued at the lower of cost or market and include material, labor, and overhead. The inventories of the majority of domestic manufacturing subsidiaries are valued using the last-in, first-out method ("LIFO"). The inventories of all other subsidiaries are valued using the first-in, first-out method.

6. GOODWILL AND INDEFINITE-LIVED INTANGIBLES
Goodwill and other indefinite-lived assets included in the Condensed Consolidated Balance Sheets consist of the following as of August 31, 2013 and June 1, 2013:

(In millions)	Goodwill	Indefinite-lived Intangible Assets	Total Goodwill and Indefinite-lived Intangible Assets
June 1, 2013	$227.0	$62.3	$289.3
Foreign currency translation adjustments	(0.2)	—	(0.2)
Sale of owned dealer	(0.1)	—	(0.1)
August 31, 2013	$226.7	$62.3	$289.0

7. EMPLOYEE BENEFIT PLANS
The company maintains retirement benefit plans for substantially all of its employees.

Pension Plans and Post-Retirement Medical Insurance
During the fourth quarter of fiscal 2012, the company announced a change to its employee retirement programs from a defined benefit-based model to a defined contribution structure. The company approved a plan to freeze future benefit accruals of its primary domestic defined benefit plan as of September 1, 2012 and intends to ultimately terminate its domestic defined benefit plans. The company transitioned employees to a new defined contribution program as of September 1, 2012. The termination process for the domestic defined benefit plans is expected to be completed during the second quarter of fiscal 2014. The company also froze its International defined benefit plan during fiscal 2012.

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

Based on information currently available to the company, it is likely, but not certain, that the company will recognize settlement expenses of approximately $170 million during the remainder of fiscal 2014.

Components of Net Periodic Benefit Costs

(In millions)	Three Months Ended
	August 31, 2013	September 1, 2012	August 31, 2013	September 1, 2012
	Pension Benefits		Other Post-Retirement Benefits
Domestic:
Service cost	$—	$2.0	$—	$—
Interest cost	2.6	2.9	0.1	0.1
Expected return on plan assets	(1.9)	(3.2)	—	—
Net amortization loss	2.4	3.1	—	—
Settlement loss recognized	—	—	—	—
Net periodic benefit cost	$3.1	$4.8	$0.1	$0.1

International:
Service cost	$—	$—
Interest cost	1.0	0.9
Expected return on plan assets	(1.2)	(1.2)
Net amortization loss	0.4	0.4
Net periodic benefit cost	$0.2	$0.1

8. EARNINGS PER SHARE
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS).

	Three Months Ended
	August 31, 2013	September 1, 2012
Numerators:
Numerator for both basic and diluted EPS, net earnings (In millions)	$22.5	$20.0

Denominators:
Denominator for basic EPS, weighted-average common shares outstanding	58,727,106	58,318,702
Potentially dilutive shares resulting from stock plans	609,736	296,960
Denominator for diluted EPS	59,336,842	58,615,662

Options to purchase 749,631 shares and 2,156,949 shares of common stock for the three months ended August 31, 2013 and September 1, 2012, respectively, have not been included in the denominator for the computation of diluted earnings per share because they were anti-dilutive.

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

9. STOCK-BASED COMPENSATION
The company's stock-based compensation expense for the three month periods ended August 31, 2013 and September 1, 2012 was $2.8 million and $1.8 million, respectively. The related income tax benefit was $1.0 million and $0.7 million for the three month periods ended August 31, 2013 and September 1, 2012, respectively.

Stock-based compensation expense recognized in the Condensed Consolidated Statements of Comprehensive Income for the three month periods ended August 31, 2013 and September 1, 2012 has been reduced for estimated forfeitures, as it is based on awards ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

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

Restricted Stock Units
The company grants restricted stock units to certain key employees. The awards generally cliff-vest after a three or five-year service period, with prorated vesting under certain circumstances and full or partial accelerated vesting upon retirement. Each restricted stock unit represents one equivalent share of the company's common stock to be issued, free of restrictions, after the vesting period. Compensation expense related to these awards is recognized over the requisite service period. Dividend equivalent awards are credited quarterly. The units do not entitle participants the rights of shareholders of common stock, such as voting rights, until shares are issued after the vesting period.

Performance Share Units
The company has granted performance share units to certain key employees. Each unit represents one equivalent share of the company's common stock. The number of common shares ultimately issued in connection with these performance share units is determined based on the company's internal EBITDA performance over the related three-year service period or the company's financial performance based on certain total shareholder return results as compared to a selected group of peer companies. Compensation expense is determined based on the grant-date fair value and the number of common shares projected to be issued, and is recognized over the requisite service period.

10. INCOME TAXES
The effective tax rates for the three months ended August 31, 2013 and September 1, 2012, were 34.7 percent and 33.5 percent, respectively. The increase in the effective tax rate during the first quarter of fiscal 2014 compared to the same period last year is primarily due to a different mix of earnings between taxing jurisdictions. The company's United States federal statutory rate is 35 percent.

The company had income tax accruals associated with uncertain tax benefits totaling $1.3 million as of August 31, 2013 and September 1, 2012, respectively.

The company recognizes interest and penalties related to uncertain tax benefits through income tax expense in its statement of comprehensive income. Interest and penalties recognized in the company's Condensed Consolidated Statements of Comprehensive Income during the three months ended August 31, 2013 and September 1, 2012 were negligible. The company's recorded liability for potential interest and penalties related to uncertain tax benefits totaled $0.5 million as of August 31, 2013 and September 1, 2012, respectively.

The company is subject to periodic audits by domestic and foreign tax authorities. Currently, the company is undergoing routine periodic audits in both domestic and foreign tax jurisdictions. It is reasonably possible the amounts of unrecognized tax benefits could change in the next 12 months as a result of the audits. Tax payments related to these audits, if any, are not expected to be material to the company's Condensed Consolidated Statements of Comprehensive Income.

For the majority of tax jurisdictions, the company is no longer subject to state, local or non-U.S. income tax examinations by tax authorities for fiscal years before 2010.

11. FAIR VALUE MEASUREMENTS
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

The following tables set forth financial assets and liabilities measured at fair value in the Condensed Consolidated Balance Sheets and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of August 31, 2013 and June 1, 2013.

(In millions)	Fair Value Measurements
	August 31, 2013	June 1, 2013
Financial Assets	Quoted Prices with Other Observable Inputs (Level 2)	Quoted Prices with Other Observable Inputs (Level 2)
Available-for-sale marketable securities:
Asset-backed securities	$1.0	$0.8
Corporate securities	1.7	1.7
Government obligations	5.1	5.1
Mortgage-backed securities	3.2	3.2
Foreign currency forward contracts	0.1	0.3
Deferred compensation plan	5.2	4.8
Total	$16.3	$15.9

Financial Liabilities
Foreign currency forward contracts	$0.1	$0.3
Total	$0.1	$0.3

The company does not hold any level 3 investments. The following is a summary of the carrying and market values of the company's marketable securities as of the respective dates.

	August 31, 2013
(In millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value
Asset-backed securities	$1.0	$—	$—	$1.0
Corporate securities	1.7	—	—	1.7
Government obligations	5.1	—	—	5.1
Mortgage-backed securities	3.2	—	—	3.2
Total	$11.0	$—	$—	$11.0

	June 1, 2013
(In millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value
Asset-backed securities	$0.8	$—	$—	$0.8
Corporate securities	1.7	—	—	1.7
Government obligations	5.1	—	—	5.1
Mortgage-backed securities	3.2	—	—	3.2
Total	$10.8	$—	$—	$10.8

Adjustments to the fair value of available-for-sale securities are recorded as increases or decreases, net of income taxes, within accumulated other comprehensive gain (loss) in stockholders’ equity. The cost of securities sold is based on the specific identification method; realized gains and losses resulting from such sales are included in the Condensed Consolidated Statements of Comprehensive Income within "Other, net".

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

Maturities of debt securities included in marketable securities as of August 31, 2013, are as follows.

(In millions)	Cost	Fair Value
Due within one year	$4.2	$4.2
Due after one year through five years	6.7	6.7
Due after five years through ten years	0.1	0.1
Total	$11.0	$11.0

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

(In millions)	Three Months Ended
	August 31, 2013	September 1, 2012
Accrual Balance — beginning	$24.8	$22.2
Accrual for warranty matters	4.9	6.8
Settlements and adjustments	(5.1)	(5.4)
Accrual Balance — ending	$24.6	$23.6

Guarantees
The company is periodically required to provide performance bonds in order to do business with certain customers. These arrangements are common and generally have terms ranging between one and three years. The bonds are required to provide assurances to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies; however, the company is ultimately liable for claims that may occur against them. As of August 31, 2013, the company had a maximum financial exposure related to performance bonds totaling approximately $7.1 million. The company has no history of claims, nor is it aware of circumstances that would require it to pay under any of these arrangements. The company also believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company's financial statements. Accordingly, no liability has been recorded as of August 31, 2013 and June 1, 2013.

The company has entered into standby letter of credit arrangements for the purpose of protecting various insurance companies against default on the payment of certain premiums and claims. A majority of these arrangements are related to the company's wholly-owned captive insurance company. As of August 31, 2013, the company had a maximum financial exposure from these standby letters of credit totaling approximately $9.7 million. Of this amount, approximately $7.3 million is considered usage against the company's revolving credit facility. The company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company's financial statements. Accordingly, no liability has been recorded as of August 31, 2013 and June 1, 2013.

Contingencies
The company leases a facility in the U.K. under an agreement that expired in June 2011, and the company is currently leasing the facility on a month to month basis. Under the terms of the lease, the company is required to perform the maintenance and repairs necessary to address the general dilapidation of the facility. The ultimate cost of this provision to the company is dependent on a number of factors including, but not limited to, the future use of the facility by the lessor and whether the company chooses and is permitted to renew the lease term. The company has estimated the cost of these maintenance and repairs to be between $0 million and $3.0 million, depending on the outcome of future plans and negotiations. As a result, an estimated liability of $1.3 million has been recorded under the caption “Other accrued liabilities” in the Condensed Consolidated Balance Sheets as of August 31, 2013, and June 1, 2013, respectively.

The company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the company's consolidated financial statements.

13. DEBT
During the second quarter of fiscal 2012, the company entered into an amendment and restatement of the syndicated revolving line of credit, which provides the company with up to $150 million in revolving variable interest borrowing capacity and includes an "accordion feature" allowing the company to increase, at its option and subject to the approval of the participating banks, the aggregate borrowing capacity of the facility by $75 million. The facility expires in November 2016 and outstanding borrowings bear interest at rates based on the prime rate, federal funds rate, LIBOR, or negotiated rates as outlined in the agreement. Interest is payable periodically throughout the period if borrowings are outstanding. As of August 31, 2013 and June 1, 2013, total usage against this facility was $7.3 million and $7.7 million, respectively, all of which related to outstanding letters of credit.

During the second quarter of fiscal 2013, the company entered into a revolving line of credit, which provides the company with approximately $5.0 million in revolving variable interest borrowing capacity. The company intends to utilize the revolver, which is denominated in Chinese Renminbi, to meet working capital cash flow needs at its Ningbo, China operations. The uncommitted facility is subject to changes in bank approval and outstanding borrowings bear interest at rates based on a benchmark lending rate. Each draw on the line of credit is subject to a maximum period of one year, and corresponding interest is payable on the maturity date of each draw. As of August 31, 2013, there were no borrowings against this facility.

Subsequent to the end of the first quarter of fiscal 2014, the company entered into a revolving line of credit, which provides the company with approximately $5.0 million in revolving variable interest borrowing capacity. The company intends to utilize the revolver, which is denominated in Chinese Renminbi, to meet working capital cash flow needs at its South China operations. The uncommitted facility is subject to changes in bank approval and outstanding borrowings bear interest at rates based on a benchmark lending rate.

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table provides an analysis of the changes in accumulated other comprehensive income (loss) for the three months ended August 31, 2013 and September 1, 2012:

	Three Months Ended
(In millions)	August 31, 2013	September 1, 2012
Cumulative translation adjustments at beginning of year	$(14.0)	$(13.0)
Translation adjustments	(0.7)	2.8
Balance at end of period	(14.7)	(10.2)
Pension and other post-retirement benefit plans at beginning of year	(110.3)	(127.6)
Adjustments to pension and other post-retirement benefit plans	(0.3)	(0.6)
Reclassification to earnings - cost of sales (net of tax $(.3), $(.5))	0.5	1.0
Reclassification to earnings - operating expenses (net of tax $(.8), $(.7))	1.2	1.2
Balance at end of period	(108.9)	(126.0)
Total accumulated other comprehensive loss	$(123.6)	$(136.2)

15. RESTRUCTURING ACTIVITIES
In May 2012, the company announced a plan ("The 2012 Plan") to consolidate the Nemschoff manufacturing operations in Sheboygan, Wisconsin with the closure of the Sioux Center, Iowa seating plant. The 2012 Plan included the consolidation of the Sheboygan manufacturing sites into one location. This plan reduced fixed costs and operating expenses and improved operating performance and profitability, which further enhanced productivity. The 2012 Plan reduced the company's workforce in North America by approximately 70 employees. No additional restructuring expenses are anticipated in future periods for the 2012 Plan.

16. OPERATING SEGMENTS
The company's reportable segments consist of North American Furniture Solutions, Non-North American Furniture Solutions, and Specialty and Consumer. The North American Furniture Solutions reportable segment includes the operations associated with the design, manufacture, and sale of furniture products for work-related settings, including office, education, and healthcare environments, throughout the United States and Canada. The business associated with the company's owned contract furniture dealers is also included in the North American Furniture Solutions reportable segment. The Non-North American Furniture Solutions reportable segment includes the operations associated with the design, manufacture, and sale of furniture products, primarily for work-related settings for Mexico and outside of North America, as well as Non-North America consumer retail business. The Specialty and Consumer reportable segment includes the operations associated with the design, manufacture, and sale of high-end furniture products including Geiger wood products, Maharam textiles, Herman Miller Collection products and the company's North American consumer retail business.

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

	Three Months Ended
(In millions)	August 31, 2013	September 1, 2012
Net Sales:
North American Furniture Solutions	$318.2	$320.3
Non-North American Furniture Solutions	81.6	94.6
Specialty and Consumer	68.3	34.8
Corporate	—	—
Total	$468.1	$449.7

Depreciation and Amortization:
North American Furniture Solutions	$7.1	$7.1
Non-North American Furniture Solutions	2.0	1.8
Specialty and Consumer	2.0	0.6
Corporate	—	—
Total	$11.1	$9.5

Operating Earnings (Loss):
North American Furniture Solutions	$34.0	$26.9
Non-North American Furniture Solutions	(0.1)	5.5
Specialty and Consumer	5.2	2.4
Corporate	—	(0.5)
Total	$39.1	$34.3

Capital Expenditures:
North American Furniture Solutions	$4.5	$8.8
Non-North American Furniture Solutions	1.4	6.8
Specialty and Consumer	0.6	0.1
Corporate	—	—
Total	$6.5	$15.7

(In millions)	August 31, 2013	June 1, 2013
Total Assets
North American Furniture Solutions	$439.5	$427.8
Non-North American Furniture Solutions	242.0	250.9
Specialty and Consumer	170.4	174.3
Corporate	121.1	93.5
Total	$973.0	$946.5

Total Goodwill
North American Furniture Solutions	$136.0	$136.1
Non-North American Furniture Solutions	40.9	41.1
Specialty and Consumer	49.8	49.8
Corporate	—	—
Total	$226.7	$227.0

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors that affected the company's financial condition, earnings and cash flow during the periods included in the accompanying condensed consolidated financial statements and should be read in conjunction with the company's Annual Report on Form 10-K for the fiscal year ended June 1, 2013. References to “Notes” are to the footnotes included in the condensed consolidated financial statements.

Discussion of Current Business Conditions
Net sales in the quarter totaled $468.1 million, an increase of 4.1 percent from the same quarter last fiscal year. New orders in the first quarter were $471.2 million, 4.2 percent higher than the prior year period. Operating earnings in the first quarter were 8.4 percent of net sales, an improvement from 7.6 percent a year ago. The company's earnings in the quarter were reduced by costs associated with the previously announced strategy to terminate its domestic defined benefit pension plans. The results were also negatively impacted by non-recurring costs capitalized in inventory as part of the acquisition of Maharam. Excluding these expenses, adjusted operating earnings(1) in the first quarter were 9.3 percent of net sales - the highest level achieved by the company in almost 5 years.

Diluted earnings per share in the first quarter was $0.38 per share, compared to $0.34 per share in the same period of fiscal 2013. Excluding the impact of legacy pension and the Maharam inventory amortization, adjusted diluted earnings per share(1) in the first quarter totaled $0.43 per share. This compares to adjusted diluted earnings per share of $0.37 per share in the first quarter of last fiscal year.
Our Specialty and Consumer segment was once again a standout story this quarter with sales up more than 96 percent from the first quarter of fiscal 2013. Maharam was the single largest contributor to that performance. However, it's important to note that the Herman Miller Collection, Retail, and Geiger all experienced double digit year-on-year sales gains. This segment best illustrates our success in strategically diversifying our business into areas that offer new growth and higher margins. We are very pleased with the addition of Maharam to our Specialty and Consumer segment including the results from operations, the reaction from the market, and the contributions of the Maharam leaders and employees.

Net sales within our North American Furniture Solutions segment ended the quarter slightly ahead of our expectations, driven by improved demand from healthcare customers (including government healthcare entities) and modest growth in the core commercial office business. This growth was consistent with recent economic data which remains mixed but seems generally supportive of improving industry conditions. This includes sluggish but continued job growth, higher Architectural Billing Index ("ABI") and non-residential construction indices, and improving business sentiment—all of which is reflected in BIFMA's recent projections for this calendar year and next.
Although we did see an improvement in activity from government-related healthcare agencies, the remainder of our federal government business was again weak. This had a significant influence on overall order activity in our North American Furniture Solutions segment. The magnitude of this multi-year decline in government furniture purchases is dramatic and has been felt across our industry. While we have certainly participated in that pain, we do believe our government market share is stable relative to competitors and the sales team is earning our share of the business that is available. Despite this clear challenge, we believe Herman Miller is well positioned as more customers, both in the U.S. and abroad, search for a new office landscape that better serves the needs of their people and the performance of their business.
The pattern of demand in our Non-North American Furniture Solutions segment differed sharply from what we saw in North America this quarter. Net sales for this segment were down 13.7% compared to the same period in the prior year driven by the challenging economic environment in Europe, Australia and, to a lesser extent, some markets in Asia. The decline in sales was also exacerbated by the timing of orders, which were much stronger in the second half of the first quarter. As a result, we built backlog this quarter, which we expect to ship in future periods. In total, segment sales - adjusted for currency translation - were down 12.3% from last year. By comparison, orders (adjusted for the impact of currency translation effects) were up almost 3% - with the strongest order performance coming from Mexico and the Middle East. While we are disappointed with this segment's results for the quarter, our Non-North American team has had a strong track record of good operating results and we continue to believe the demographics of the emerging markets will result in long-term growth and opportunity for Herman Miller.

(1) Non-GAAP measurements; see accompanying reconciliations and explanations.

Our results for the quarters ended August 31, 2013 and September 1, 2012 include expenses associated with the transition from (and planned termination of) the domestic defined benefit pension plans. These expenses, referred to as, “legacy pension expenses” throughout this document, include settlements caused by the transition and net periodic benefit expenses, subsequent to September 1, 2012, related to the defined benefit plans in question. They also include incremental pension expenses in the first quarter of fiscal 2013 resulting from modifications we made to the investment strategy of our defined benefit plan assets in order to prepare for the termination process. We recognized legacy pension expenses totaling $3.1 million and $1.7 million for the first quarter of fiscal 2014 and 2013, respectively. Of these amounts, $2.1 million and $0.8 million are recorded within Operating expenses and the remaining portion is included in Cost of sales, thus reducing gross margin by approximately 20 basis points. For segment reporting purposes, $2.7 million of these legacy expenses are reflected in the company's North American Furniture Solutions business segment. The remaining portion is included in the Specialty and Consumer segment. We expect to complete the final phase of its legacy pension termination in the second quarter of fiscal 2014. The completion of this process will result in approximately $170.0 million of additional pre-tax legacy pension expenses and cash contributions to the pension plans which we currently estimate will total between $50 million and $55 million.
Capital expenditures totaled $6.5 million for the quarter ended August 31, 2013, a decrease of $9.2 million compared to the first quarter of fiscal 2013. The decrease in capital spending was primarily due to timing, and as we move through the balance of the year, we expect capital spending to ramp-up, particularly in support of several planned manufacturing facility and equipment initiatives, new products and showroom investments. We anticipate our full year capital spending to range between $55 million and $65 million.

The remaining sections within Item 2 include additional analysis of our three months ended August 31, 2013, including discussion of significant variances compared to the prior year period.

Reconciliation of Non-GAAP Financial Measures
This report contains Adjusted operating earnings measures and Adjusted earnings per share – diluted that are Non-GAAP financial measures. Adjusted operating earnings and Adjusted earnings per share – diluted are calculated by excluding from Operating earnings and Earnings per share – diluted items that we believe are not indicative of our ongoing operating performance. Such items consist of expenses associated with restructuring actions taken to adjust our cost structure to the current business climate and transition-related expenses, including amortization and settlement expenses relating to defined benefit pension plans that we intend to terminate, as well as expenses related to the step-up of inventory valuation stemming from the acquisition of Maharam. We present Adjusted operating earnings and Adjusted earnings per share – diluted because we consider them to be important supplemental measures of our performance and believe them to be useful in analyzing ongoing results from operations.
Adjusted operating earnings and Adjusted earnings per share – diluted are not measurements of our financial performance under GAAP and should not be considered an alternative to Operating earnings and Earnings per share – diluted under GAAP. Adjusted operating earnings and Adjusted earnings per share – diluted have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. In addition, in evaluating Adjusted operating earnings and Adjusted earnings per share – diluted, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. Our presentation of Adjusted operating earnings and Adjusted earnings per share – diluted should not be construed as an indication that our future results will be unaffected by unusual or infrequent items. We compensate for these limitations by providing prominence of our GAAP results and using Adjusted operating earnings and Adjusted earnings per share – diluted only as a supplement.
The following table reconciles Operating earnings to Adjusted operating earnings for the periods indicated.

	Three Months Ended
(Dollars In millions)	August 31, 2013	September 1, 2012
Operating earnings	$39.1	$34.3
Percentage of net sales	8.4%	7.6%
Add: Restructuring and impairment expenses	—	0.5
Add: Inventory step-up expenses	1.4	—
Add: Legacy pension expenses (1)	3.1	1.7
Adjusted operating earnings	$43.6	$36.5
Percentage of net sales	9.3%	8.1%

The following table reconciles Earnings per share – diluted to Adjusted earnings per share – diluted for the periods indicated.

	Three Months Ended
	August 31, 2013	September 1, 2012
Earnings per share – diluted	$0.38	$0.34
Add: Restructuring and impairment expenses	—	0.01
Add: Inventory step-up expenses	0.02	—
Add: Legacy pension expenses (1)	0.03	0.02
Adjusted earnings per share – diluted	$0.43	$0.37

(1) At the end of fiscal 2012, the company modified the asset allocation strategy of its U.S. defined benefit pension plans. This change was made in response to the decision to close and ultimately terminate these plans. Legacy pension expenses are included as an adjustment to Operating earnings and Earnings per share – diluted only in periods subsequent to this change in allocation.

Analysis of First Quarter Results
The following table presents certain key highlights from the results of operations for the periods indicated.

(In millions, except per share data)	Three Months Ended
	August 31, 2013	September 1, 2012	Percent Change
Net sales	$468.1	$449.7	4.1%
Cost of sales	298.1	300.0	(0.6)%
Gross margin	170.0	149.7	13.6%
Operating expenses	130.9	114.9	13.9%
Restructuring and impairment expenses	—	0.5	(100.0)%
Total operating expenses	130.9	115.4	13.4%
Operating earnings	39.1	34.3	14.0%
Net other expenses	4.6	4.3	7.0%
Earnings before income taxes	34.5	30.0	15.0%
Income tax expense	12.0	10.0	20.0%
Net earnings	$22.5	$20.0	12.5%

Earnings per share - diluted	$0.38	$0.34	11.8%
Orders	471.2	452.0	4.2%
Backlog	$275.7	$280.2	(1.6)%

The following table presents, for the periods indicated, select components of the company's Condensed Consolidated Statements of Comprehensive Income as a percentage of net sales.

	Three Months Ended
	August 31, 2013	September 1, 2012
Net sales	100.0%	100.0%
Cost of sales	63.7	66.7
Gross margin	36.3	33.3
Operating expenses	28.0	25.6
Restructuring and impairment expenses	—	0.1
Total operating expenses	28.0	25.7
Operating earnings	8.4	7.6
Net other expenses	1.0	1.0
Earnings before income taxes	7.4	6.7
Income tax expense	2.6	2.2
Net earnings	4.8	4.4

Consolidated Sales
Net sales in the first quarter of fiscal 2014 were $468.1 million, an increase of $18.4 million from the same period last year. The fourth quarter fiscal 2013 acquisition of Maharam contributed $27.3 million in net sales in the current quarter, which was partially offset by the impact of dealer divestitures in the third quarter of fiscal 2013 and the first quarter of fiscal 2014. The dealer divestitures had the effect of reducing sales by approximately $9.9 million compared to the first quarter of fiscal 2013. The overall impact of foreign currency changes for the first quarter was to decrease net sales by approximately $1.9 million relative to the first quarter of the prior year. The impact of net changes in pricing is estimated to have had a $5.0 million increase on net sales during the first quarter of fiscal 2014. The remaining year over year change in sales was due to a decrease in sales volumes in the current period.

The following table presents the quantification of the changes in net sales from the first quarter of fiscal 2013 to the first quarter of fiscal 2014.

(In millions)
First Quarter Fiscal 2013 Net sales	$449.7
Acquisitions and divestitures
Maharam acquisition	27.3
Dealer divestitures	(9.9)
Impact from foreign currency	(1.9)
Net changes in pricing	5.0
Change in sales volumes	(2.1)
First Quarter Fiscal 2014 Net sales	$468.1

Performance versus the Domestic Contract Furniture Industry
We monitor the trade statistics reported by the BIFMA, the trade association for the U.S. domestic office furniture industry, and consider them an indicator of industry-wide sales and order performance. BIFMA publishes statistical data for the contract segment and the office supply segment within the U.S. furniture market. The U.S. contract segment is primarily composed of large to mid-size corporations serviced by a network of dealers. The office supply segment is primarily made up of smaller customers serviced by wholesalers and retailers. We primarily participate, and believe we are a leader in, the contract segment. While comparisons to BIFMA are important, we continue to pursue a strategy of revenue diversification that makes us less reliant on the drivers that impact BIFMA and lessens our dependence on the U.S. office furniture market.

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

For the three-month period ended August 31, 2013, the company's domestic U.S. shipments, as defined by BIFMA, increased 5.7 percent year-over-year, while the company's domestic orders decreased 0.1 percent. BIFMA reported an estimated year-over-year increase in shipments of 3.2 percent and an increase in orders of 1.6 percent for the comparable period.

Consolidated Gross Margin
Consolidated gross margin in the first quarter was 36.3 percent of net sales; an increase of 300 basis points compared to the first quarter last year. The benefit captured from price increases, net of incremental discounting, had the effect of increasing gross margin by approximately 100 basis points. This benefit drove an increase in net sales of approximately $5.0 million during the first quarter of fiscal 2014 relative to the first quarter of the prior year. An improvement in pricing net of incremental discounting increases net sales relative to prior periods. In addition, the acquisition of Maharam had the effect of increasing the gross margin percent by 90 basis points in the first quarter of fiscal 2014.

The following table presents, for the periods indicated, the components of the company's cost of sales as a percentage of net sales.

	Three Months Ended
Period Ended	August 31, 2013	September 1, 2012	Change
Direct materials	40.8%	44.3%	(3.5)%
Direct labor	6.5	6.3	0.2
Manufacturing overhead	10.6	10.1	0.5
Freight and distribution	5.8	6.0	(0.2)
Cost of sales	63.7%	66.7%	(3.0)%

Direct material costs as a percent of net sales decreased 350 basis points as compared to the first quarter of fiscal 2013. The material costs as a percent of net sales decreased 40 basis points related to the impact of net pricing, 40 basis points due to lower commodity prices, 70 basis points as result of insourcing various components and products, and 20 basis points as a result of the dealer divestitures. The remaining decrease was related to favorable impact of changes in the product and channel mix compared to the prior year period.

Direct labor was 6.5 percent of net sales for the first quarter of fiscal 2014, an increase of 20 basis points from the same period last year. The acquisition of Maharam reduced the direct labor as a percent of net sales by 40 basis points. This was partially offset by the the dealer divestitures which had the effect of increasing the direct labor as a percent of net sales by 10 basis points. The remaining increase in the direct labor percent was due to the impact of changes in the product mix compared to the prior year period.

Manufacturing overhead was 10.6 percent of net sales for the first quarter of fiscal 2014, increasing 50 basis points from the first quarter of the prior year. Overhead costs as a percent of net sales were increased by 30 basis points due to higher employee incentive costs compared to the first quarter of fiscal 2013. These increases were partially offset by lower overhead costs as a percent of net sales due to the acquisition of Maharam of 10 basis points, dealer divestitures of 20 basis points, and lower medical costs of 40 basis points. The remaining increase was due to the impact of changes in the product mix compared to the prior year period.

Freight and distribution expenses, as a percentage of sales, was 5.8 percent for fiscal 2014; decreasing 20 basis points as compared to the prior year. This reduction was primarily due to the acquisition of Maharam.

Operating Expenses and Operating Earnings
First quarter operating expenses were $130.9 million, or 28.0 percent of net sales, which is an increase of $16.0 million over the first quarter of fiscal 2013. The increase in operating expenses primarily relates to legacy pension costs of $1.4 million, and the acquisition of Maharam, which contributed an additional $12.4 million of operating expenses in the quarter. In addition, research and development, marketing expenses, and employee incentive costs increased $2.3 million, $2.4 million, and $2.4 million, respectively. Warranty expenses for the period were lower by $1.9 million due to lower customer specific claims in the period compared to the prior year. The dealer divestitures in fiscal 2013 had the effect of decreasing operating expenses by $2.2 million in the first quarter of fiscal 2014 compared to the same period in the prior year. The remaining change was related to decreases in various other operating expenses compared to the prior year period.

Operating expenses are also impacted by changes in foreign currency exchange rates. During the first quarter of fiscal 2014, the estimated impact to operating expenses was a decrease of approximately $0.5 million relative to the prior year period.

The following table presents the quantification of the changes in total operating expenses from fiscal 2013 to fiscal 2014.

(In millions)
First Quarter Fiscal 2013 Operating expenses	$115.4
Selling, general & administrative change
Acquisitions and divestitures
Maharam acquisition	12.4
Dealer divestitures	(2.2)
Legacy pension expenses	1.4
Warranty	(1.9)
Marketing and selling	2.4
Employee incentive costs	2.4
Impact from foreign currency	(0.5)
Design and research	2.3
Other	(0.3)
Restructuring and impairment change	(0.5)
First Quarter Fiscal 2014 Operating expenses	$130.9

Operating earnings in the first quarter were $39.1 million, an increase of $4.8 million compared to the same period last year. This increase relates to improvements in gross margin of $20.3 million net of the increases in operating expenses of $16.0 million.

Other Income/Expense and Income Taxes
Net other expense of $4.6 million in the first quarter of fiscal 2014 was $0.3 million higher compared to the prior year period. The increase in the current period was primarily due to an increase in the currency loss and lower interest income due to the decrease in cash.

The effective tax rates for the three months ended August 31, 2013 and September 1, 2012 were 34.7 percent and 33.5 percent, respectively. The increase in the rate is primarily due to a mix shift of earnings between taxing jurisdictions.

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

The company also reports a corporate category consisting primarily of startup business and unallocated corporate expenses including restructuring and other related expenses (including impairment expenses). The current quarter and prior year period segment results are as follows:

(In millions)	Three Months Ended
	August 31, 2013	September 1, 2012	Change
Net Sales:
North American Furniture Solutions	$318.2	$320.3	$(2.1)
Non-North American Furniture Solutions	81.6	94.6	(13.0)
Specialty and Consumer	68.3	34.8	33.5
Corporate	—	—	—
Total	$468.1	$449.7

Operating Earnings (Loss):
North American Furniture Solutions	$34.0	$26.9	$7.1
Non-North American Furniture Solutions	(0.1)	5.5	(5.6)
Specialty and Consumer	5.2	2.4	2.8
Corporate	—	(0.5)	0.5
Total	$39.1	$34.3
Further information regarding the reportable operating segments can be found in Note 16.

North America
Net sales within the North American Furniture Solutions reportable segment ("North America") decreased 2.1 million to $318.2 million in the first quarter, representing a 0.7 percent decrease from the first quarter last year. The impact of foreign currency changes was to decrease the first quarter fiscal 2014 net sales by approximately $0.5 million compared to the same period last year. The current quarter also experienced a $9.9 million decrease in sales due to divestitures of owned dealers. Pricing terms that were more favorable in the current quarter drove an increase in sales of $4.1 million. The remaining change in net sales was primarily driven by increased volumes.

Operating earnings for North America in the first quarter were $34.0 million, or 10.7 percent of net sales. This compares to operating earnings of $26.9 million or 8.4 percent of net sales in the first quarter fiscal 2013. The increase in the operating earnings was primarily due to improved leverage from production caused by higher volumes and a favorable shift in product mix. Warranty expenses for the period were also lower by approximately $2.1 million due to lower customer specific claims in the period compared to the prior year. The improvement in operating earnings was partially offset by a decrease in operating earnings of $0.9 million related to the sale of owned dealers, as well as an increase in employee incentives of $3.0 million and legacy pension costs of $1.0 million as compared to the prior year.

Non-North America
Net sales within the Non-North American Furniture Solutions reportable segment ("Non-North America") were $81.6 million in the first quarter, a decrease of $13.0 million from the first quarter of fiscal 2013. Net sales decreased due to the impact of foreign currency changes by approximately $1.4 million compared to the same period in the prior fiscal year. The remaining decrease in sales was due primarily to lower volumes across the Non-North America business.

Operating earnings within Non-North America were a loss of $0.1 million and income of $5.5 million for the first quarter of fiscal 2014 and fiscal 2013, respectively. The impact of foreign currency changes decreased the operating earnings in the current period for Non-North America by approximately $0.7 million compared to the same period in the prior year. The remaining decrease in operating earnings was primarily driven by declining leverage due to the lower sales volumes.

Specialty and Consumer
Net sales for the first quarter within the Specialty and Consumer reportable segment were $68.3 million compared to $34.8 million in the prior year period. Net sales during the quarter increased by $27.3 million due to the acquisition of Maharam. Pricing net of discounting was favorable compared to the first quarter of 2013 resulting in increased sales of $0.9 million. The remaining change in net sales was primarily driven by increased volumes.

Operating earnings within Specialty and Consumer were $5.2 million for the first quarter of fiscal 2014 or 7.6 percent of net sales. This compares to operating earnings of $2.4 million or 6.9 percent of net sales in the same period in the prior fiscal year. Operating earnings for the period increased mainly due to the results of Maharam, which added operating earnings of $1.5 million as compared to the same period in the prior year. The remaining change in operating earnings as a percent of net sales was driven by improved net pricing and increased sales volumes in the current period.

Financial Condition, Liquidity, and Capital Resources
The table below presents certain key cash flow and capital highlights for the periods indicated.

(In millions)	Three Months Ended
	August 31, 2013	September 1, 2012
Cash and cash equivalents, end of period	$110.1	$184.3
Marketable securities, end of period	11.0	9.2
Cash provided by operating activities	38.2	28.7
Cash used in investing activities	(6.2)	(15.1)
Cash used in financing activities	(4.3)	(1.3)
Capital expenditures	(6.5)	(15.7)
Stock repurchased and retired	(3.8)	(0.4)
Common stock issued	6.1	0.4
Dividends paid	(7.3)	(1.3)
Interest-bearing debt, end of period	250.0	250.0
Available unsecured credit facility, end of period (1)	142.7	142.3
(1) Amounts shown are net of outstanding letters of credit of $7.3 million and $7.7 million as of August 31, 2013 and September 1, 2012, respectively, which are applied against the company's unsecured credit facility.

Cash Flow — Operating Activities
Cash generated from operating activities was $38.2 million for the three months ended August 31, 2013, as compared to $28.7 million in the prior year.

Three Months Ended August 31, 2013
Through the first three months of fiscal 2014, changes in working capital balances drove an inflow of cash totaling $3.3 million. The main factors driving the increase in cash from working capital were a decrease in accounts receivable of $4.8 million and an increase in accrued income taxes of $15.1 million. These factors more than offset drivers within working capital that decreased cash, such as an increase in prepaid expenses of $6.0 million and a decrease in accrued compensation and benefits of $6.5 million.

The company froze future benefit accruals of its primary domestic defined benefit plan as of September 1, 2012. The termination process is expected to be completed during fiscal 2014. During the second quarter of fiscal 2014, the company expects to make the final plan contributions necessary to complete the termination process which are estimated to total between $50.0 million and $55.0 million.

Three Months Ended September 1, 2012
Through the first three months of fiscal 2013, changes in working capital balances drove a use of cash totaling $0.9 million. The main factors impacting working capital were an increase in accounts receivable and inventory of $6.6 million and $2.1 million, respectively. These amounts were partially offset by a decrease in prepaid expenses of $8.3 million. The company also contributed cash of $3.7 million to its defined benefit plans during the first three months of fiscal 2013.

Cash Flow — Investing Activities
The most significant cash outflow during the first three months of fiscal 2014 relates to investments in capital assets. The company purchased $6.5 million of capital assets in fiscal 2014 compared to $15.7 million in the first three months of fiscal 2013. In the same period of the prior year, $5.5 million of the capital expenditures related to the company's purchase of property in Ningbo, China. At the end of the first quarter of fiscal 2014, there were outstanding commitments for capital purchases of $8.8 million compared to $12.1 million for the same period in the prior year. The company expects full-year capital purchases to range between $55 million and $65 million primarily related to planned investments in the company's facilities. This compares to full-year capital spending of $50.2 million in fiscal 2013.

Cash Flow — Financing Activities
Cash outflows used in financing activities were $4.3 million for the first three months of fiscal 2014 compared to $1.3 million in the first three months of the prior year. Cash outflows for dividend payments were $7.3 million and $1.3 million for the first three months of fiscal 2014 and fiscal 2013, respectively. Dividend payments this quarter reflected the increased quarterly dividend of $0.125 per share that the company announced during the third quarter of fiscal 2013. Cash inflows for stock issuances related to employee benefit programs were $6.1 million and $0.4 million during the first three months of fiscal 2014 and fiscal 2013, respectively.

Outstanding standby letters of credit totaled $9.7 million of which $7.3 million is considered as usage against the company's unsecured revolving credit facility at the end of the first quarter of fiscal 2014. At the end of the first quarter the availability under this credit facility was $142.7 million. The provisions of the private placement notes and unsecured credit facility require that the company adhere to certain covenant restrictions and maintain certain performance ratios. The company was in compliance with all such restrictions and performance ratios this quarter and expects to remain in compliance in the future.

At the end of the first quarter of fiscal 2014, the company had cash and cash equivalents of $110.1 million including $45.0 million of cash and cash equivalents held outside the U.S. In addition, the company had marketable securities of $11.0 million held by one of its international subsidiaries. The subsidiary holding the company's marketable securities is taxed as a U.S. taxpayer at the company's election; consequently, for tax purposes all U.S. tax impacts for this subsidiary have been recorded. The company currently has no plans to repatriate cash from foreign subsidiaries during fiscal 2014. The company has $4.7 million of cash held outside of the U.S. for which all U.S. taxes have been recorded. The company's intent is to permanently reinvest the remainder of the cash outside of the U.S. The company's plans do not indicate a need to repatriate these balances to fund U.S. operations.

The company believes cash on hand, cash generated from operations, and the borrowing capacity will provide adequate liquidity to fund near term and future business operations and capital needs.

Contractual Obligations
Contractual obligations associated with the ongoing business and financing activities will require cash payments in future periods. A table summarizing the amounts and estimated timing of these future cash payments was provided in the company's Form 10-K filing for the year ended June 1, 2013.

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

Variable Interest Entities
On occasion, the company provides financial support to certain independent dealers in the form of term loans, lines of credit, and/or loan guarantees that may represent variable interests in such entities. As of August 31, 2013, the company was not considered to be the primary beneficiary of any such dealer relationships under FASB ASC Topic 810, Consolidation. Accordingly, the company is not required to consolidate the financial statements of any of these entities as of August 31, 2013.

The risk and rewards associated with the interests in these dealerships are primarily limited to the outstanding loans and guarantee amounts. As of August 31, 2013, the company's maximum exposure to potential losses, net of reserve amounts, related to outstanding loans to these other entities was zero.

Contingencies
See Note 12 to the condensed consolidated financial statements.

Critical Accounting Policies
The company strives to report financial results clearly and understandably. The company follows accounting principles generally accepted in the United States in preparing its consolidated financial statements, which require certain estimates and judgments that affect the financial position and results of operations for the company. The company continually reviews the accounting policies and financial information disclosures. A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the company's Form 10-K filing for the year ended June 1, 2013. During the first three months of fiscal 2014, there was no material change in the accounting policies and assumptions previously disclosed.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The information concerning quantitative and qualitative disclosures about market risk contained in the company’s Annual Report on Form 10-K for its fiscal year ended June 1, 2013 is incorporated herein by reference.

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

Defined Benefit Pension Plans
The company is exposed to risks in its defined benefit pension plan balance sheet liability arising from sensitivity to changes in yields on high-quality corporate bonds, which are used to determine the Projected Benefit Obligation ("PBO"), and on actual market returns on plan assets. An increase or decrease to bond yields causes an inverse effect on the PBO and increased or decreased returns on assets have a corresponding one-to-one effect on the balance sheet liability. A decline in the value of pension plan assets or rise in pension plan PBO could result in increases to the balance sheet pension liability, increases in pension expense, and increases in required funding. At the end of fiscal year 2013, the discount rate used for establishing the primary U.S. defined benefit plan's balance sheet liability and projected fiscal 2014 net periodic benefit costs was 3.43 percent. As a rule of thumb, the company views a change of 100 basis points (in this discount rate) as having a 10 percent effect on the plan's Projected Benefit Obligation or an approximately $31 million effect on the pension balance sheet liability. Generally, both the PBO and plan assets are determined as of the fiscal year-end measurement date.

The company's strategy to close and terminate its domestic defined benefit pension plans will likely require benefit distributions in the form of purchased annuity contracts  for certain plan participants. The cost of these contracts will depend on a variety of market specific factors, including but not limited to the general level of demand in the market for similar annuity contracts, the profile of plan participants who elect to have their benefits distributed in the form of an annuity, and the level of market interest rates at the time of purchase. The company expects the termination process to be completed during the second quarter of fiscal 2014. At the time of termination, the company will be required to make additional contributions to the plans. The company estimates that this additional funding will total between $50 million and $55 million.

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

In the normal course of business, the company enters into contracts denominated in foreign currencies. The principal foreign currencies in which the company conducts its business are the British pound sterling, European euro, Canadian dollar, Australian dollar, Japanese yen, Mexican peso, Brazilian real, Indian rupee, Hong Kong dollar and Chinese renminbi. As of August 31, 2013, thirteen contracts in total were placed to offset various currency exposures. To offset net asset exposure denominated in non-functional currency, six forward contracts were placed, including two forward contracts to sell 5.2 million euros, one forward contract to sell 0.4 million Australian dollars, two forward contracts to sell 2.8 million U.S. dollars, and one forward contract to sell 26.5 million Hong Kong dollars. Conversely, six contracts were placed to offset the company's net liability exposure denominated in non-functional currency. These six contracts included forward contracts to buy 8.7 million U.S. dollars and 0.3 million British pound sterling. As of June 1, 2013, the company had outstanding, thirteen forward currency instruments designed to offset either net asset or net liability exposure that was denominated in non-functional currencies. One forward contract was placed to offset a 9.5 million Hong Kong dollar-denominated net asset exposure, two forward contracts were placed to offset a 6.4 million euro-denominated net asset exposure, two forward contracts were placed to offset a 5.4 million U.S. dollar-denominated net asset exposure, and one forward contract was placed to offset a 0.6 million Australian dollar-denominated net asset exposure. One forward contract was placed to offset 1.3 million British pound sterling-denominated net liability exposure and six forward contracts were placed to offset a 6.7 million U.S.dollar-denominated net liability exposure.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Under the supervision of, and with the participation of management, the company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2013, and have concluded that as of that date, the company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
There were no changes in the company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended August 31, 2013, that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

HERMAN MILLER, INC.
PART II — OTHER INFORMATION

Item 1:	Legal Proceedings

Referred to in Note 12 of the condensed consolidated financial statements.

Item 1A:	Risk Factors

There have been no material changes in the assessment of the company's risk factors from those set forth in the Annual Report on Form 10-K for the year ended June 1, 2013.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(A) Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during the quarter ended August 31, 2013.

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (in millions)
6/2/13 - 6/29/13	238	$27.71	238	$163.0
6/30/13 - 7/27/13	131,748	$28.79	131,748	$159.2
7/28/13 - 8/31/13	96	$26.80	96	$159.2
Total	132,082		132,082
(1) No shares were purchased outside of a publicly announced plan or program.

No repurchase plans expired or were terminated during the first quarter of fiscal 2014, nor do any plans exist under which the company does not intend to make further purchases.

During the period covered by this report, the company did not sell any of its equity shares that were not registered under the Securities Act of 1933.

Item 3:	Defaults upon Senior Securities — None

Item 4:	Mine Safety Disclosures — Not applicable

Item 5:	Other Information — None

Item 6:	Exhibits

The following exhibits (listed by number corresponding to the Exhibit table as Item 601 in Regulation S-K) are filed with this Report:

Exhibit Number	Document

10	Material Contracts

(a) Letter agreement dated July 16, 2013 between Herman Miller Inc. and Ken Goodson, exhibit 10.1.

(b) Form of Herman Miller, Inc. Long-Term Incentive Plan TSR Performance Share Award Agreement, exhibit 10.2.

(c) Form of Herman Miller, Inc. Long-Term Incentive Plan EBITDA Performance Share Unit Award Agreement, exhibit 10.3.

(d) Officers' Supplemental Retirement Income Plan, exhibit 10.4.

(e) Officers' Salary Continuation Plan, exhibit 10.5.

(f) Herman Miller, Inc. Executive Equalization Retirement Plan, exhibit 10.6.

(g) Herman Miller, Inc. Executive Equalization Retirement Plan - First Amendment, exhibit 10.7.

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

HERMAN MILLER, INC.

October 9, 2013	/s/ Brian C. Walker
Brian C. Walker
Chief Executive Officer
(Duly Authorized Signatory for Registrant)

October 9, 2013	/s/ Gregory J. Bylsma
Gregory J. Bylsma
Chief Financial Officer
(Duly Authorized Signatory for Registrant)