Form 10-Q
period 2013-11-30
MILLER HERMAN INC
filed 2014-01-07
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ _ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended November 30, 2013	Commission File No. 001-15141

HERMAN MILLER, INC.

A Michigan Corporation	ID No. 38-0837640

855 East Main Avenue, Zeeland, MI 49464-0302	Phone (616) 654 3000

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
Yes [_] No [ X ]

Common Stock Outstanding at January 6, 2014 - 59,059,306 shares

HERMAN MILLER, INC. FORM 10-Q
FOR THE QUARTER ENDED NOVEMBER 30, 2013

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	November 30, 2013	December 1, 2012	November 30, 2013	December 1, 2012
Net sales	$470.5	$441.8	$938.6	$891.5
Cost of sales	351.6	293.3	649.7	593.3
Gross margin	118.9	148.5	288.9	298.2
Operating Expenses:
Selling, general, and administrative	223.6	115.1	338.0	216.2
Restructuring and impairment expenses	4.0	0.7	4.0	1.2
Design and research	16.5	15.2	33.0	29.0
Total operating expenses	244.1	131.0	375.0	246.4
Operating earnings (loss)	(125.2)	17.5	(86.1)	51.8
Other expenses:
Interest expense	4.3	4.4	8.8	8.6
Other, net	(0.2)	0.2	(0.1)	0.3
Earnings (loss) before income taxes and equity income	(129.3)	12.9	(94.8)	42.9
Income tax expense (benefit)	(48.6)	4.5	(36.6)	14.6
Equity earnings from nonconsolidated affiliates, net of tax	0.1	—	0.1	—
Net earnings (loss)	$(80.6)	$8.4	$(58.1)	$28.3

Earnings (loss) per share — basic	$(1.37)	$0.14	$(0.99)	$0.49
Earnings (loss) per share — diluted	$(1.37)	$0.14	$(0.99)	$0.48
Dividends declared, per share	$0.125	$0.090	$0.250	$0.180

Other comprehensive income, net of tax
Foreign currency translation adjustments	2.8	(0.2)	$2.1	$2.6
Pension and post-retirement liability adjustments	86.2	11.0	87.6	12.6
Total other comprehensive income	89.0	10.8	89.7	15.2
Comprehensive income	$8.4	$19.2	$31.6	$43.5

See accompanying notes to condensed consolidated financial statements.

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions Except Share Data)
(Unaudited)

	November 30, 2013	June 1, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$73.3	$82.7
Marketable securities	11.6	10.8
Accounts receivable, net	178.3	178.4
Inventories, net	81.3	76.2
Prepaid expenses and other	59.1	51.2
Total current assets	403.6	399.3
Property and equipment, at cost	770.1	765.3
Less — accumulated depreciation	(581.0)	(581.2)
Net property and equipment	189.1	184.1
Goodwill	228.1	227.0
Indefinite-lived intangibles	62.3	62.3
Other amortizable intangibles, net	46.0	48.0
Other noncurrent assets	27.7	25.8
Total Assets	$956.8	$946.5

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$133.8	$130.1
Accrued compensation and benefits	58.4	65.9
Accrued warranty	24.8	24.8
Other accrued liabilities	78.9	69.2
Total current liabilities	295.9	290.0
Long-term debt	250.0	250.0
Pension and post-retirement benefits	15.3	39.6
Other liabilities	48.2	47.4
Total Liabilities	609.4	627.0
Stockholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized, none issued)	—	—
Common stock, $0.20 par value (240,000,000 shares authorized)	11.8	11.7
Additional paid-in capital	114.0	102.9
Retained earnings	258.1	331.1
Accumulated other comprehensive loss	(34.6)	(124.3)
Key executive deferred compensation plans	(1.9)	(1.9)
Total Stockholders' Equity	347.4	319.5
Total Liabilities and Stockholders' Equity	$956.8	$946.5

See accompanying notes to condensed consolidated financial statements.

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS
(Dollars in Millions)
(Unaudited)

	Six Months Ended
	November 30, 2013	December 1, 2012
Cash Flows from Operating Activities:
Net earnings (loss)	$(58.1)	$28.3
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	21.6	19.0
Stock-based compensation	5.6	3.9
Excess tax benefits from stock-based compensation	(0.8)	—
Pension and post-retirement expenses	116.4	24.0
Deferred taxes	(49.0)	—
Gain on sales of property and dealers	(0.3)	—
Restructuring and impairment expenses	4.0	1.2
Other, net	0.3	(6.7)
Increase in current assets	(11.9)	(14.9)
Increase (decrease) in current liabilities	6.0	(1.4)
Decrease in non-current liabilities	(6.3)	(6.1)
Net Cash Provided by Operating Activities	27.5	47.3

Cash Flows from Investing Activities:
Proceeds from sales of property and dealers	—	0.9
Marketable securities purchases	(3.2)	(1.4)
Marketable securities sales	2.5	1.5
Acquisitions, net of cash received	(5.9)	(1.7)
Capital expenditures	(20.0)	(29.1)
Other, net	0.3	—
Net Cash Used in Investing Activities	(26.3)	(29.8)

Cash Flows from Financing Activities:
Dividends paid	(14.7)	(6.5)
Proceeds from notes payable	—	2.4
Common stock issued	8.9	0.8
Common stock repurchased and retired	(4.1)	(0.4)
Excess tax benefits from stock-based compensation	0.8	—
Payment of contingent consideration obligation	(1.3)	—
Other, net	0.1	—
Net Cash Used in Financing Activities	(10.3)	(3.7)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(0.3)	(0.3)
Net Increase (Decrease) in Cash and Cash Equivalents	(9.4)	13.5

Cash and Cash Equivalents, Beginning of Period	82.7	172.2
Cash and Cash Equivalents, End of Period	$73.3	$185.7

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

The accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position of the company as of November 30, 2013, and the results of its operations and cash flows for the interim periods presented. Operating results for the three and six-month periods ended November 30, 2013, are not necessarily indicative of the results that may be expected for the year ending May 31, 2014. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the company's Form 10-K filing for the year ended June 1, 2013.

2. NEW ACCOUNTING STANDARDS
Recently Adopted Accounting Guidance
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

Accounting Guidance Issued But Not Adopted as of November 30, 2013
In July 2013, the Financial Accounting Standards Board issued ASU 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists," which defines the presentation requirements of an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted and retrospective application is permitted, but not required. The Company is currently evaluating the impact of adopting this guidance.

3. FISCAL YEAR
The company's fiscal year ends on the Saturday closest to May 31. Fiscal 2014, the year ending May 31, 2014, and fiscal 2013, the year ended June 1, 2013, each contain 52 weeks. The second quarter of fiscal 2014 and fiscal 2013 each contained 13 weeks.

4. ACQUISITIONS AND DIVESTITURES
China Manufacturing and Distribution Acquisition
On September 30, 2013, the company acquired certain assets from Dongguan Sun Hing Steel Furniture Factory Ltd (DGSH) which together, constituted the acquisition of a business. The acquired business is a manufacturing and distribution operation in Dongguan, China. Subject to the finalization of certain post-closing adjustments, consideration transferred to acquire the net assets of DGSH consisted of $8.0 million in cash, of which $5.9 million was paid during the second quarter of fiscal 2014. The final payment is expected to be made in the third quarter of fiscal 2014.

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

The company closed the transaction on April 29, 2013 for consideration of $155.8 million, and the company estimates it will receive future tax benefits with a present value of approximately $20 million.

The following table summarizes the fair values of the assets acquired and the liabilities assumed from Maharam on April 29, 2013. There have been no fair value adjustments since the date of acquisition through the end of the second quarter. The allocation of the purchase price is still considered preliminary and is based upon valuation information available and estimates made at April 29, 2013. The company is still finalizing information related to the valuation of intangible assets, deferred income taxes and goodwill as well as the allocation of the goodwill among its reportable business segments, and expects to finalize these matters within the measurement period, which is currently expected to remain open into the fourth quarter of fiscal 2014.

Valuation as of April 29, 2013
(In millions)	Fair Value
Purchase price	$155.8
Fair value of the assets acquired:
Accounts receivable	11.1
Inventory	14.1
Other current assets	4.4
Investments in nonconsolidated affiliates	4.3
Other intangible assets	42.4
Goodwill	80.7
Property	12.1
Long term deferred tax asset	1.6
Other assets	0.2
Total assets acquired	170.9
Fair value of liabilities assumed:
Accounts payable	6.5
Current deferred tax liabilities	1.6
Accrued compensation and benefits	4.7
Other accrued liabilities	1.0
Other long term liabilities	1.3
Total liabilities assumed	15.1
Net assets acquired	$155.8

The goodwill stemming from the transaction in the amount of $80.7 million was preliminarily recorded as "Goodwill" in the Condensed Consolidated Balance Sheet and allocated to the North American Furniture Solutions and the Specialty and Consumer reportable segments. The amounts were allocated based on the expected synergies to be realized by the reportable segments that will benefit from combining the operations of Maharam into the company. The goodwill amounts allocated to the reportable segments were as follows:

Goodwill Segment Allocation from the Maharam Acquisition
(In millions)	Fair Value
North American Furniture Solutions	$31.9
Specialty and Consumer	48.8
Total Goodwill	$80.7

Intangible assets acquired as a result of the acquisition of Maharam were preliminarily valued at $42.4 million. These amounts are reflected in the values presented in the table below:

Intangible Assets Acquired from the Maharam Acquisition
(In millions)	Fair Value	Useful Life
Trade name	$23.0	Indefinite
Designs and patterns	3.1	5
Specifier and customer relationships	16.0	20
Non-compete agreements	0.3	2
Total Intangible Assets Acquired	$42.4

The following table provides net sales and results of operations from the Maharam acquired businesses included in the company’s results since the April 29, 2013 acquisition. Included in the results for the six months ended November 30, 2013 from Maharam was an increase in cost of sales of $1.4 million related to the fair value step-up of inventories acquired. The increase in cost of sales related to the fair value step-up of inventories acquired for the three months ended November 30, 2013 was zero. For the period beginning on the acquisition date and ending on June 1, 2013, the amount of the increase in cost of sales related to the fair value step-up of inventories acquired was $0.7 million.

Maharam Results of Operations
(In millions)	April 29, 2013 - June 1, 2013	Three Months Ended November 30, 2013	Six Months Ended November 30, 2013
Net sales	$10.6	$27.5	$54.8
Net income (loss)	(0.1)	1.5	2.3

Divestitures
During the second quarter of fiscal 2014, the company completed the sale of one wholly-owned contract furniture dealership in Arkansas. The effect of this transaction on the company's consolidated financial statements was not material. The company also completed the sale of one wholly-owned contract furniture dealership in Oregon during the first quarter of fiscal 2014. The effect of this transaction on the company's consolidated financial statements was also not material.

5. INVENTORIES, NET

(In millions)	November 30, 2013	June 1, 2013
Finished goods	$61.9	$57.5
Raw materials	19.4	18.7
Total	$81.3	$76.2

Inventories are valued at the lower of cost or market and include material, labor, and overhead. The inventories of the majority of domestic manufacturing subsidiaries are valued using the last-in, first-out method ("LIFO"). The inventories of all other subsidiaries are valued using the first-in, first-out method ("FIFO").

6. GOODWILL AND INDEFINITE-LIVED INTANGIBLES
Goodwill and other indefinite-lived intangible assets included in the Condensed Consolidated Balance Sheets consist of the following as of November 30, 2013 and June 1, 2013:

(In millions)	Goodwill	Indefinite-lived Intangible Assets	Total Goodwill and Indefinite-lived Intangible Assets
June 1, 2013	$227.0	$62.3	$289.3
Foreign currency translation adjustments	0.5	—	0.5
Sale of owned dealer	(0.1)	—	(0.1)
Dongguan acquisition	0.7	—	0.7
November 30, 2013	$228.1	$62.3	$290.4

7. EMPLOYEE BENEFIT PLANS
Pension Plans and Post-Retirement Medical Insurance
During the second quarter of fiscal 2014, the company settled the remaining obligations associated with its primary domestic defined benefit pension plans. The company contributed a total of $48.6 million in cash to these plans during the second quarter in order to cover the remaining unfunded liabilities. Plan participants received vested benefits from the plan assets by electing either a lump sum distribution, roll-over contribution to other 401(k) or individual retirement plans, or an annuity contract with a qualifying third-party provider. These payments resulted in the settlement of the primary domestic defined benefit plans, thus relieving the company of any further obligation.

In connection with the termination of the primary domestic defined benefit plans, settlement charges of $158.2 million, before tax, were recorded during the second quarter of fiscal 2014. The settlement expenses included the pre-tax reclassifications of actuarial gains and losses from accumulated other comprehensive income (loss) of $137.7 million, cash contributions to the plan of $48.6 million, net of the outstanding pension plan liability prior to settlement. Cost of goods sold included $49.3 million of the settlement expense, while $108.9 million of the expense was included in operating expenses.

Components of Net Periodic Benefit Costs

(In millions)	Three Months Ended
	Pension Benefits		Other Post-Retirement Benefits
	November 30, 2013	December 1, 2012	November 30, 2013	December 1, 2012
Domestic:
Service cost	$—	$—	$—	$—
Interest cost	2.6	2.9	0.1	0.1
Expected return on plan assets	(1.9)	(3.2)	—	—
Net amortization loss	2.4	3.1	—	—
Settlement loss recognized	158.2	16.0	—	—
Net periodic benefit cost	$161.3	$18.8	$0.1	$0.1

International:
Service cost	$—	$—
Interest cost	1.0	0.9
Expected return on plan assets	(1.2)	(1.2)
Net amortization loss	0.4	0.4
Net periodic benefit cost	$0.2	$0.1

	Six Months Ended
	Pension Benefits		Other Post-Retirement Benefits
	November 30, 2013	December 1, 2012	November 30, 2013	December 1, 2012
Domestic:
Service cost	$—	$1.9	$—	$—
Interest cost	5.2	5.8	0.2	0.2
Expected return on plan assets	(3.8)	(6.3)	—	—
Net amortization loss	4.8	6.2	—	0.1
Settlement loss recognized	158.2	16.0	—	—
Net periodic benefit cost	$164.4	$23.6	$0.2	$0.3

International:
Service cost	$—	$—
Interest cost	2.0	1.8
Expected return on plan assets	(2.4)	(2.4)
Net amortization loss	0.8	0.7
Net periodic benefit cost	$0.4	$0.1

8. EARNINGS PER SHARE
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS).

	Three Months Ended		Six Months Ended
	November 30, 2013	December 1, 2012	November 30, 2013	December 1, 2012
Numerators:
Numerator for both basic and diluted EPS, net earnings (loss) - in millions	$(80.6)	$8.4	$(58.1)	$28.3

Denominators:
Denominator for basic EPS, weighted-average common shares outstanding	58,923,648	58,373,256	58,825,377	58,345,979
Potentially dilutive shares resulting from stock plans	—	344,965	—	322,546
Denominator for diluted EPS	58,923,648	58,718,221	58,825,377	58,668,525
Antidilutive equity awards not included in weighted-average common shares - diluted	2,780,570	2,179,007	2,867,150	2,125,822

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

9. STOCK-BASED COMPENSATION
The company's stock-based compensation expense for the three month periods ended November 30, 2013 and December 1, 2012 was $2.8 million and $2.1 million, respectively. The related income tax benefit was $1.0 million and $0.7 million for the three month periods ended November 30, 2013 and December 1, 2012, respectively. For the six months ended November 30, 2013 and December 1, 2012, compensation costs were $5.6 million and $3.9 million, respectively. The related income tax effect for the respective six month periods was $2.0 million and $1.4 million, respectively.

Stock-based compensation expense recognized in the Condensed Consolidated Statements of Comprehensive Income for the three and six month periods ended November 30, 2013 and December 1, 2012 has been reduced for estimated forfeitures, as it is based on awards ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

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

Restricted Stock Grants
The company periodically grants restricted common stock to certain key employees. Shares are granted in the name of the employee, who has all the rights of a shareholder, subject to certain restrictions on transferability and risk of forfeiture. The grants are subject to either cliff-based or graded vesting over a period not exceeding five years, and are subject to forfeiture if the employee ceases to be employed by the company for certain reasons. After the vesting period, the risk of forfeiture and restrictions on transferability lapses. The company recognizes the related compensation expense on a straight-line basis over the requisite service period.

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

Performance Share Units
The company has granted performance share units to certain key employees. Each unit represents one equivalent share of the company's common stock. The number of common shares ultimately issued in connection with these performance share units is determined based on the company's financial performance over the related three-year service period or the company's financial performance based on certain total shareholder return results as compared to a selected group of peer companies. Compensation expense is determined based on the grant-date fair value and the number of common shares projected to be issued, and is recognized over the requisite service period.

10. INCOME TAXES
The effective tax rates for the three months ended November 30, 2013 and December 1, 2012, were 37.6 percent and 34.9 percent, respectively. For the six months ended November 30, 2013 and December 1, 2012, the effective tax rates were 38.7 percent and 33.9 percent, respectively. The increase in these rates in relation to the prior year resulted from a shift in the relative mix of income and loss between the taxing jurisdictions. This change in mix was driven primarily by legacy pension expenses recorded this quarter, which resulted in an income tax benefit recognized at the company's U.S. income tax rate.

The company had income tax accruals associated with uncertain tax benefits totaling $1.4 million and $1.5 million as of November 30, 2013 and December 1, 2012, respectively.

The company recognizes interest and penalties related to uncertain tax benefits through income tax expense in its statement of comprehensive income. Interest and penalties recognized in the company's Condensed Consolidated Statements of Comprehensive Income during the three months ended November 30, 2013 and December 1, 2012 were negligible. As of November 30, 2013 and December 1, 2012, the company's recorded liability for potential interest and penalties related to uncertain tax benefits totaled $0.6 million.

The company is subject to periodic audits by domestic and foreign tax authorities. Currently, the company is undergoing routine periodic audits in both domestic and foreign tax jurisdictions. It is reasonably possible the amounts of unrecognized tax benefits could change in the next 12 months as a result of the audits. Tax changes related to these audits, if any, are not expected to be material to the company's Condensed Consolidated Statements of Comprehensive Income.

For the majority of tax jurisdictions, the company is no longer subject to state, local or non-U.S. income tax examinations by tax authorities for fiscal years before 2010.

11. FAIR VALUE MEASUREMENTS
The following describes the methods the company uses to estimate the fair value of financial assets and liabilities, which have not significantly changed in the current period:

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

The following tables set forth financial assets and liabilities measured at fair value in the Condensed Consolidated Balance Sheets and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of November 30, 2013 and June 1, 2013.

(In millions)	Fair Value Measurements
	November 30, 2013	June 1, 2013
Financial Assets	Quoted Prices with Other Observable Inputs (Level 2)	Quoted Prices with Other Observable Inputs (Level 2)
Available-for-sale marketable securities:
Asset-backed securities	$0.9	$0.8
Corporate securities	1.7	1.7
Government obligations	7.4	5.1
Mortgage-backed securities	1.6	3.2
Foreign currency forward contracts	0.5	0.3
Deferred compensation plan	5.8	4.8
Total	$17.9	$15.9

Financial Liabilities
Foreign currency forward contracts	$0.1	$0.3
Total	$0.1	$0.3

The company does not hold any level 3 investments. The following is a summary of the carrying and market values of the company's marketable securities as of the respective dates.

	November 30, 2013
(In millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value
Asset-backed securities	$0.9	$—	$—	$0.9
Corporate securities	1.7	—	—	1.7
Government obligations	7.4	—	—	7.4
Mortgage-backed securities	1.6	—	—	1.6
Total	$11.6	$—	$—	$11.6

	June 1, 2013
(In millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value
Asset-backed securities	$0.8	$—	$—	$0.8
Corporate securities	1.7	—	—	1.7
Government obligations	5.1	—	—	5.1
Mortgage-backed securities	3.2	—	—	3.2
Total	$10.8	$—	$—	$10.8

Adjustments to the fair value of available-for-sale securities are recorded as increases or decreases, net of income taxes, within accumulated other comprehensive income (loss) in stockholders’ equity. The cost of securities sold is based on the specific identification method; realized gains and losses resulting from such sales are included in the Condensed Consolidated Statements of Comprehensive Income within "Other, net".

The company reviews its investment portfolio for any unrealized losses that would be deemed other-than-temporary and require the recognition of an impairment loss in earnings. If the cost of an investment exceeds its fair value, the company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than its cost, the company's intent to hold the investment, and whether it is more likely than not that the company will be required to sell the investment before recovery of the cost basis. The company also considers the type of security, related industry and sector performance, and published investment ratings. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. If conditions within individual markets, industry segments, or macro-economic environments deteriorate, the company could incur future impairments.

Maturities of debt securities included in marketable securities as of November 30, 2013, are as follows.

(In millions)	Cost	Fair Value
Due within one year	$3.9	$3.9
Due after one year through five years	7.5	7.5
Due after five years through ten years	0.2	0.2
Total	$11.6	$11.6

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

(In millions)	Three Months Ended		Six Months Ended
	November 30, 2013	December 1, 2012	November 30, 2013	December 1, 2012
Accrual Balance — beginning	$24.6	$23.6	$24.8	$22.2
Accrual for warranty matters	5.4	4.6	10.3	11.4
Settlements and adjustments	(5.2)	(4.8)	(10.3)	(10.2)
Accrual Balance — ending	$24.8	$23.4	$24.8	$23.4

Guarantees
The company is periodically required to provide performance bonds in order to do business with certain customers. These arrangements are common and generally have terms ranging between one and three years. The bonds are required to provide assurances to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies; however, the company is ultimately liable for claims that may occur against them. As of November 30, 2013, the company had a maximum financial exposure related to performance bonds totaling approximately $10.3 million. The company has no history of claims, nor is it aware of circumstances that would require it to pay under any of these arrangements. The company also believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company's financial statements. Accordingly, no liability has been recorded as of November 30, 2013 and June 1, 2013.

The company has entered into standby letter of credit arrangements for the purpose of protecting various insurance companies against default on the payment of certain premiums and claims. A majority of these arrangements are related to the company's wholly-owned captive insurance company. As of November 30, 2013, the company had a maximum financial exposure from these standby letters of credit totaling approximately $9.7 million. Of this amount, approximately $7.3 million is considered usage against the company's revolving credit facility. The company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company's financial statements. Accordingly, no liability has been recorded as of November 30, 2013 and June 1, 2013.

Contingencies
The company leases a facility in the U.K. under an agreement that expired in June 2011, and the company is currently leasing the facility on a month-to-month basis. Under the terms of the lease, the company is required to perform the maintenance and repairs necessary to address the general dilapidation of the facility. The ultimate cost of this provision to the company is dependent on a number of factors including, but not limited to, the future use of the facility by the lessor and whether the company chooses and is permitted to renew the lease term. The company has estimated the cost of these maintenance and repairs to be between $0 million and $3.0 million, depending on the outcome of future plans and negotiations. As a result, an estimated liability of $1.4 million and $1.3 million was recorded under the caption “Other accrued liabilities” in the Condensed Consolidated Balance Sheets as of November 30, 2013, and June 1, 2013, respectively.

The company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the company's consolidated financial statements.

13. DEBT
During the second quarter of fiscal 2012, the company entered into an amendment and restatement of the syndicated revolving line of credit, which provides the company with up to $150 million in revolving variable interest borrowing capacity and includes an "accordion feature" allowing the company to increase, at its option and subject to the approval of the participating banks, the aggregate borrowing capacity of the facility by $75 million. The facility expires in November 2016 and outstanding borrowings bear interest at rates based on the prime rate, federal funds rate, LIBOR, or negotiated rates as outlined in the agreement. Interest is payable periodically throughout the period if borrowings are outstanding. As of November 30, 2013 and June 1, 2013, total usage against this facility was $7.3 million and $7.7 million, respectively, all of which related to outstanding letters of credit.

During the second quarter of fiscal 2013, the company entered into a revolving line of credit, which provides the company with approximately $5.0 million in revolving variable interest borrowing capacity. The company intends to utilize the revolver, which is denominated in Chinese Renminbi, to meet working capital cash flow needs at its Ningbo, China operations. The uncommitted facility is subject to changes in bank approval and outstanding borrowings bear interest at rates based on a benchmark lending rate. Each draw on the line of credit is subject to a maximum period of one year, and corresponding interest is payable on the maturity date of each draw. As of November 30, 2013, there were no borrowings against this facility.

During the second quarter of fiscal 2014, the company entered into a revolving line of credit, which provides the company with approximately $5.0 million in revolving variable interest borrowing capacity. The company intends to utilize the revolver, which is denominated in Chinese Renminbi, to meet working capital cash flow needs at its South China operations. The uncommitted facility is subject to changes in bank approval and outstanding borrowings bear interest at rates based on a benchmark lending rate. As of November 30, 2013, there were no borrowings against this facility.

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table provides an analysis of the changes in accumulated other comprehensive income (loss) for the six months ended November 30, 2013 and December 1, 2012:

	Six Months Ended
(In millions)	November 30, 2013	December 1, 2012
Cumulative translation adjustments at beginning of period	$(14.0)	$(13.0)
Translation adjustments	2.1	2.6
Balance at end of period	(11.9)	(10.4)
Pension and other post-retirement benefit plans at beginning of period	(110.3)	(127.6)
Adjustments to pension and other post-retirement benefit plans	(2.0)	(0.4)
Reclassification to earnings - cost of sales (net of tax $(15.9), $(0.7))	27.6	1.4
Reclassification to earnings - operating expenses (net of tax $(35.7), $(6.6))	62.0	11.6
Balance at end of period	(22.7)	(115.0)
Total accumulated other comprehensive loss	$(34.6)	$(125.4)

15. RESTRUCTURING AND IMPAIRMENT ACTIVITIES
Due to the acquisition of a manufacturing and distribution operation in Dongguan, China in the second quarter of 2014, Herman Miller has decided not to pursue the construction of a new manufacturing and distribution facility on property that it previously acquired in Ningbo, China. In connection with this decision, the company evaluated the fair value of this property and recorded an asset impairment of $4.0 million during the second quarter. This impairment charge was recorded to the "Restructuring and impairment expenses" line item within the Condensed Consolidated Statements of Comprehensive Income. The impairment charge is included within the "Corporate" category within the segment reporting.
In May 2012, the company announced a plan ("The 2012 Plan") to consolidate the Nemschoff manufacturing operations in Sheboygan, Wisconsin with the closure of the Sioux Center, Iowa seating plant. The 2012 Plan included the consolidation of the Sheboygan manufacturing sites into one location. This plan reduced fixed costs and operating expenses and improved operating performance and profitability. The 2012 Plan reduced the company's workforce in North America by approximately 70 employees. No additional restructuring expenses are anticipated in future periods for the 2012 Plan.

16. OPERATING SEGMENTS
The company's reportable segments consist of North American Furniture Solutions, Non-North American Furniture Solutions, and Specialty and Consumer. The North American Furniture Solutions reportable segment includes the operations associated with the design, manufacture, and sale of furniture products for work-related settings, including office, education, and healthcare environments, throughout the United States and Canada. The business associated with the company's owned contract furniture dealers is also included in the North American Furniture Solutions reportable segment. The Non-North American Furniture Solutions reportable segment includes the operations associated with the design, manufacture, and sale of furniture products, primarily for work-related settings for Europe, Middle East and Africa (EMEA), Latin America, and Asia Pacific regions, as well as the consumer business. The Specialty and Consumer reportable segment includes the operations associated with the design, manufacture, and sale of high-end furniture products including Geiger wood products, Maharam textiles, Herman Miller Collection products and the company's North American consumer business.

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

	Three Months Ended		Six Months Ended
(In millions)	November 30, 2013	December 1, 2012	November 30, 2013	December 1, 2012
Net Sales:
North American Furniture Solutions	$297.1	$304.7	$615.3	$625.0
Non-North American Furniture Solutions	103.1	92.8	184.7	187.4
Specialty and Consumer	70.3	44.3	138.6	79.1
Corporate	—	—	—	—
Total	$470.5	$441.8	$938.6	$891.5

Depreciation and Amortization:
North American Furniture Solutions	$7.6	$7.8	$15.5	$15.6
Non-North American Furniture Solutions	1.4	1.3	3.1	2.6
Specialty and Consumer	1.5	0.4	3.0	0.8
Corporate	—	—	—	—
Total	$10.5	$9.5	$21.6	$19.0

Operating Earnings (Loss):
North American Furniture Solutions	$(119.0)	$9.7	$(85.0)	$36.6
Non-North American Furniture Solutions	8.2	4.6	8.1	10.1
Specialty and Consumer	(10.2)	3.9	(5.0)	6.3
Corporate	(4.2)	(0.7)	(4.2)	(1.2)
Total	$(125.2)	$17.5	$(86.1)	$51.8

Capital Expenditures:
North American Furniture Solutions	$10.8	$9.2	$15.3	$18.0
Non-North American Furniture Solutions	1.2	4.1	2.6	10.9
Specialty and Consumer	1.5	0.1	2.1	0.2
Corporate	—	—	—	—
Total	$13.5	$13.4	$20.0	$29.1

(In millions)	November 30, 2013	June 1, 2013
Total Assets
North American Furniture Solutions	$450.8	$427.8
Non-North American Furniture Solutions	248.5	250.9
Specialty and Consumer	172.6	174.3
Corporate	84.9	93.5
Total	$956.8	$946.5

Total Goodwill
North American Furniture Solutions	$136.0	$136.1
Non-North American Furniture Solutions	42.3	41.1
Specialty and Consumer	49.8	49.8
Corporate	—	—
Total	$228.1	$227.0

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

Discussion of Current Business Conditions
Net sales in the quarter totaled $470.5 million, an increase of 6.5 percent from the same quarter last fiscal year. New orders in the second quarter were $502.9 million, 5.7 percent higher than the prior year period.

During the second quarter the company completed the process of terminating its primary domestic defined benefit pension plans. This process involved the distribution of benefits to plan participants through the payment of lump-sum cash distributions, roll-over payments to other retirement accounts, or the purchase of annuity contracts from a third-party insurance company. These benefit distributions required Herman Miller to make a tax deductible cash contribution of $48.6 million to the plans, an amount lower than the company's previous estimate. The settlement of these liabilities triggered the recognition of pension settlement expenses in the quarter of $158.2 million. In total, the company recognized $161.3 million and $18.8 million of legacy pension expenses in the second quarter of fiscal 2014 and 2013, respectively. Of these amounts, $111.0 million and $18.0 million respectively in fiscal 2014 and 2013 are recorded within Operating expenses and the remaining portion is included in Cost of sales. For segment reporting purposes, $144.3 million and $17.6 million of the second quarter fiscal 2014 and 2013 legacy pension expenses are reflected in the company's North American Furniture Solutions business segment. The remaining portions are included in the Specialty and Consumer segment.

As a result of these legacy pension expenses, Herman Miller reported a loss of $1.37 per share in the second quarter, compared to earnings of $0.14 per share in the same quarter last fiscal year. Excluding the legacy pension impact and restructuring and impairment expenses in each of the periods, Adjusted diluted earnings per share(1) in the second quarter totaled $0.42. This compares to Adjusted diluted earnings per share of $0.35 in the second quarter of fiscal 2013.
The company also announced an increase in its quarterly cash dividend to $0.14 per share payable in April 2014. This change represents an increase of 12 percent from the current dividend payout of $0.125 per share.

Sales for the quarter within Herman Miller’s North American reportable segment were $297.1 million, a decrease of 2.5 percent from the same quarter last fiscal year. New orders in the second quarter of $333.7 million were 1.5 percent higher than the year ago period. Growth within this segment continued to be challenged this quarter by reduced demand from the U.S. federal government, where sales and orders both declined by more than 25 percent relative to last fiscal year. The decrease in sales were also due to the impact of dealer divestitures and foreign currency translation.

We continue to invest in our global Living Office product and service portfolio, a powerful, research-based point of view grounded in new insights that is already helping our clients realize greater potential in their facilities and people. Major new furniture platforms and work seating are moving forward on schedule and continue to garner positive recognition, including national broadcast coverage, print features, and digital media praise. The new Living Office furniture programs are also receiving positive reviews from select pilot customers. We anticipate the new systems to begin standard order entry in the first half of calendar 2014. Our next generation Mirra 2 chair has begun to ship under limited order entry status and will launch in full for both commercial and consumer markets in January 2014.

This positive response to our latest designs are consistent with a recently released trade magazine survey of commercial architects and interior designers, which has again confirmed Herman Miller’s position as the preeminent brand for the largest product categories in our industry. This year we were named a #1 brand in the categories of Furniture Systems, Work Seating, Healthcare furniture, and Textiles, as well as capturing multiple top-five recognition in others. Nemschoff and Maharam were clear brand winners in their respective categories, demonstrating that our most recent acquisitions were well targeted for industry leadership.

The Non-North American reportable segment reported net sales of $103.1 million for the quarter. This represents an 11.1 percent increase from the second quarter of fiscal 2013, with the largest contributors of this growth coming from the EMEA and Latin American regions. New orders in the quarter of $104.4 million were up 3.7 percent on a year-over-year basis. The apparent European economic recovery gives us optimism that we can build and maintain our momentum in this market. In Latin America we continue to develop plans to expand our operational capabilities to better serve the region and anticipate more opportunity as a result. In Asia, POSH marked an important strategic step by completing the acquisition of a manufacturing and distribution operation in Dongguan, China. Going forward, this provides us with expanded operational capabilities and an established workforce to serve China and greater Asia.

(1) Non-GAAP measurements; see accompanying reconciliations and explanations.

Due to the acquisition in Dongguan, we have decided not to pursue the construction of a new manufacturing and distribution facility on property that we previously acquired in Ningbo, China. In connection with this decision, we evaluated the fair value of the property and recognized an asset impairment of $4.0 million during the second quarter. This impairment has been recorded in our Corporate category for segment reporting purposes.
In our Specialty and Consumer segment, we recorded strong growth in quarterly sales and orders, up 59 percent and 40 percent respectively. This growth was driven by the addition of Maharam, where the team continues to prove their strategic value and operational excellence. Adjusting for the impact from this acquisition, segment sales decreased 3 percent. Despite strong growth within our Herman Miller Collection business, total segment orders were down 17 percent from the second quarter of fiscal 2013. These decreases were partly driven by a reduction in large project business at our Geiger subsidiary. We also took fewer orders this quarter from some of our large retail distributors who, unlike last year, accelerated the timing of their holiday stocking orders into the first quarter. This timing shift drove significant order growth last quarter within our consumer business, but resulted in a year-over-year decrease in the second quarter. Year-to-date, including the first two weeks of December, orders at our consumer business are up 3.5 percent compared to the same period of last fiscal year.
Capital expenditures totaled $20 million for the six months ended November 30, 2013, a decrease of $9 million compared to the six month period of fiscal 2013. As we move through the balance of the year, we expect capital spending to ramp-up, particularly in support of planned manufacturing facility and equipment initiatives, new product development, and showroom investments. We anticipate our full year capital spending to range between $50 million and $55 million.

Looking forward, we generally share the view released in the recently revised BIFMA forecast and anticipate that slow growth in calendar 2014 will improve through the next year, with a further strengthening of the economy and accelerating furniture demand for 2015, both domestically and globally. Recent better than expected U.S. GDP and job growth and signs of improving international conditions, particularly in Europe, are encouraging. These are complemented by industry specific indicators, including a positive ABI (Architectural Billings Index), significant commercial vacancy rates that encourage office additions and moves, and strong corporate profits and balance sheets to support facilities spending. In total, we see strategic opportunities in an improving landscape, both domestically and globally, and are working hard to strengthen Herman Miller’s position to our greater advantage.

The remaining sections within Item 2 include additional analysis of our three and six months ended November 30, 2013, including discussion of significant variances compared to the prior year period.

Reconciliation of Non-GAAP Financial Measures
This report contains references to Adjusted gross margin, Adjusted operating expenses, Adjusted operating earnings and Adjusted earnings per share – diluted, all of which are Non-GAAP financial measures. Adjusted gross margin, Adjusted operating expenses, Adjusted operating earnings and Adjusted earnings per share – diluted are calculated by excluding from Gross Margin, Operating expenses, Operating earnings and Earnings per share – diluted items that we believe are not indicative of our ongoing operating performance. Such items consist of expenses associated with restructuring actions taken to adjust our cost structure to the current business climate, expenses related to the step-up of inventory stemming from the acquisition of Maharam and expenses associated with the termination of the domestic defined benefit pension plans, "legacy pension expenses". The legacy pension expenses include settlements caused by the transition to a defined contribution program and the net periodic benefit expenses associated with the terminated plans, subsequent to September 1, 2012. They also include incremental pension expenses in the first quarter of fiscal 2013 resulting from modifications made to the investment strategy of our defined benefit plan assets in order to prepare for the termination process. We present Adjusted operating earnings and Adjusted earnings per share – diluted because we consider them to be important supplemental measures of our performance and believe them to be useful in analyzing ongoing results from operations.
Adjusted gross margin, Adjusted operating expenses, Adjusted operating earnings and Adjusted earnings per share – diluted are not measurements of our financial performance under GAAP and should not be considered an alternative to Gross margin, Operating expenses, Operating earnings and Earnings per share – diluted under GAAP. Adjusted gross margin, Adjusted operating expenses, Adjusted operating earnings and Adjusted earnings per share – diluted have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. In addition, in evaluating Adjusted gross margin, Adjusted operating expenses, Adjusted operating earnings and Adjusted earnings per share – diluted, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. Our presentation of Adjusted gross margin, Adjusted operating expenses, Adjusted operating earnings and Adjusted earnings per share – diluted should not be construed as an indication that our future results will be unaffected by unusual or infrequent items. We compensate for these limitations by providing prominence of our GAAP results and using Adjusted gross margin, Adjusted operating expenses, Adjusted operating earnings and Adjusted earnings per share – diluted only as a supplement.

The following table reconciles Gross margin to Adjusted gross margin for the periods indicated.

	Three Months Ended		Six Months Ended
(Dollars in millions)	November 30, 2013	December 1, 2012	November 30, 2013	December 1, 2012
Gross margin	$118.9	$148.5	$288.9	$298.2
Percentage of net sales	25.3%	33.6%	30.8%	33.4%
Add: Inventory step-up expenses	—	—	1.4	—
Add: Legacy pension expenses	50.3	0.8	51.3	1.6
Adjusted gross margin	$169.2	$149.3	$341.6	$299.8
Percentage of net sales	36.0%	33.8%	36.4%	33.6%

The following table reconciles Operating expenses to Adjusted operating expenses for the periods indicated.

	Three Months Ended		Six Months Ended
(Dollars in millions)	November 30, 2013	December 1, 2012	November 30, 2013	December 1, 2012
Operating expenses	$244.1	$131.0	$375.0	$246.4
Percentage of net sales	51.9%	29.7%	40.0%	27.6%
Less: Restructuring and impairment expenses	4.0	0.7	4.0	1.2
Less: Legacy pension expenses	111.0	18.0	113.1	18.9
Adjusted operating expenses	$129.1	$112.3	$257.9	$226.3
Percentage of net sales	27.4%	25.4%	27.5%	25.4%

The following table reconciles Operating earnings (loss) to Adjusted operating earnings for the periods indicated.

	Three Months Ended		Six Months Ended
(Dollars in millions)	November 30, 2013	December 1, 2012	November 30, 2013	December 1, 2012
Operating earnings (loss)	$(125.2)	$17.5	$(86.1)	$51.8
Percentage of net sales	(26.6)%	4.0%	(9.2)%	5.8%
Add: Restructuring and impairment expenses	4.0	0.7	4.0	1.2
Add: Inventory step-up expenses	—	—	1.4	—
Add: Legacy pension expenses	161.3	18.8	164.4	20.5
Adjusted operating earnings	$40.1	$37.0	$83.7	$73.5
Percentage of net sales	8.5%	8.4%	8.9%	8.2%

The following table reconciles Earnings (loss) per share – diluted to Adjusted earnings per share – diluted for the periods indicated.

	Three Months Ended		Six Months Ended
	November 30, 2013	December 1, 2012	November 30, 2013	December 1, 2012
Earnings (loss) per share – diluted	$(1.37)	$0.14	$(0.99)	$0.48
Add: Restructuring and impairment expenses	0.05	0.01	0.05	0.02
Add: Inventory step-up expenses	—	—	0.01	—
Add: Legacy pension expenses	1.74	0.20	1.77	0.22
Adjusted earnings per share – diluted	$0.42	$0.35	$0.84	$0.72

Analysis of Second Quarter Results
The following table presents certain key highlights from the results of operations for the periods indicated.

(In millions, except per share data)	Three Months Ended			Six Months Ended
	November 30, 2013	December 1, 2012	Percent Change	November 30, 2013	December 1, 2012	Percent Change
Net sales	$470.5	$441.8	6.5%	$938.6	$891.5	5.3%
Cost of sales	351.6	293.3	19.9%	649.7	593.3	9.5%
Gross margin	118.9	148.5	(19.9)%	288.9	298.2	(3.1)%
Operating expenses	240.1	130.3	84.3%	371.0	245.2	51.3%
Restructuring and impairment expenses	4.0	0.7	471.4%	4.0	1.2	233.3%
Total operating expenses	244.1	131.0	86.3%	375.0	246.4	52.2%
Operating earnings (loss)	(125.2)	17.5	(815.4)%	(86.1)	51.8	(266.2)%
Other expenses, net	4.1	4.6	(10.9)%	8.7	8.9	(2.2)%
Earnings (loss) before income taxes and equity income	(129.3)	12.9	(1,102.3)%	(94.8)	42.9	(321.0)%
Income tax expense (benefit)	(48.6)	4.5	(1,180.0)%	(36.6)	14.6	(350.7)%
Equity earnings from nonconsolidated affiliates, net of tax	0.1	—	n/a	0.1	—	n/a
Net earnings (loss)	$(80.6)	$8.4	(1,059.5)%	$(58.1)	$28.3	(305.3)%

Earnings (loss) per share - diluted	$(1.37)	$0.14	(1,078.6)%	$(0.99)	$0.48	(306.3)%
Orders	$502.9	$475.8	5.7%	$974.1	$927.8	5.0%
Backlog	$307.9	$314.2	(2.0)%

The following table presents, for the periods indicated, select components of the company's Condensed Consolidated Statements of Comprehensive Income as a percentage of net sales.

	Three Months Ended		Six Months Ended
	November 30, 2013	December 1, 2012	November 30, 2013	December 1, 2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.7	66.4	69.2	66.6
Gross margin	25.3	33.6	30.8	33.4
Operating expenses	51.0	29.5	39.5	27.5
Restructuring and impairment expenses	0.9	0.2	0.4	0.1
Total operating expenses	51.9	29.7	40.0	27.6
Operating earnings (loss)	(26.6)	4.0	(9.2)	5.8
Other expenses, net	0.9	1.0	0.9	1.0
Earnings (loss) before income taxes and equity income	(27.5)	2.9	(10.1)	4.8
Income tax expense (benefit)	(10.3)	1.0	(3.9)	1.6
Net earnings (loss)	(17.1)	1.9	(6.2)	3.2

Consolidated Sales
Sales for the fiscal 2014 second quarter and six month period compared to the same periods in fiscal 2013 increased $28.7 million, or 6.5 percent, and $47.1 million, or 5.3 percent, respectively. The increase in both periods is primarily attributable to the acquisition of Maharam in the fourth quarter of fiscal 2013, as well as increased sales volumes and net changes in pricing. These increases were partially offset by the impact of dealer divestitures, the impact of foreign currency changes, and a decrease in sales volumes to the U.S. federal government.

The following table presents the quantification of the changes in the fiscal 2014 second quarter net sales for the three and six month periods compared to the same periods in fiscal 2013.

(In millions)	Three Month Period	Six Month Period
Second Quarter Fiscal 2013 Net sales	$441.8	$891.5
Acquisitions and divestitures
Maharam acquisition	27.5	54.8
Dealer divestitures	(6.9)	(16.8)
Impact from foreign currency	(3.1)	(5.0)
Net changes in pricing	1.0	6.0
U.S. federal government volumes	(7.7)	(7.7)
Change in other sales volumes	17.9	15.8
Second Quarter Fiscal 2014 Net sales	$470.5	$938.6

Performance versus the Domestic Contract Furniture Industry
We monitor the trade statistics reported by BIFMA, the trade association for the U.S. domestic office furniture industry, and consider them an indicator of industry-wide sales and order performance. BIFMA publishes statistical data for the contract segment within the U.S. furniture market. The U.S. contract segment is primarily composed of large to mid-size corporations serviced by a network of dealers. The office supply segment is primarily made up of smaller customers serviced by wholesalers and retailers. We primarily participate, and believe we are a leader in, the contract segment. While comparisons to BIFMA are important, we continue to pursue a strategy of revenue diversification that makes us less reliant on the drivers that impact BIFMA and lessens our dependence on the U.S. office furniture market.

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

While the sales and order data for our North American reportable segment provide a relative comparison to BIFMA, it is not intended to be an exact comparison. The data we report to BIFMA is consistent with the BIFMA definition of office furniture “consumption.” This definition differs slightly from the categorization we have presented in this report. Notwithstanding this difference, we believe our presentation provides the reader with a more relevant comparison.

For the three month period ended November 30, 2013, the company's domestic U.S. shipments, as defined by BIFMA, increased 0.6 percent year-over-year, while the company's domestic orders increased 8.8 percent. BIFMA reported an estimated year-over-year decrease in shipments of 0.2 percent and a decrease in orders of 1.0 percent for the comparable period.

Consolidated Gross Margin
The second quarter Adjusted gross margin(1) increased 220 basis points to an Adjusted gross margin of 36.0 percent as compared to an Adjusted gross margin in fiscal 2013 of 33.8 percent. The improvement in the Adjusted gross margin is due to benefits captured from price increases - net of incremental discounting, the insourcing of various components and products, and the acquisition of Maharam.

Consolidated gross margin in the second quarter was 25.3 percent of net sales, a decrease of 830 basis points compared to the second quarter of fiscal 2013. The decrease in gross margin as a percent of net sales is due to incremental legacy pension expenses related to the termination of the primary domestic defined benefit pension plans which had the effect of decreasing gross margin by 1,050 basis points. The impact of the pension termination was partially offset by the benefit captured from price increases - net of incremental discounting, the insourcing of various components and products, and the acquisition of Maharam, which had the effects of increasing gross margin by approximately 20 basis points, 90 basis points, and 160 basis points, respectively, compared to the second quarter of fiscal 2013.

(1) Non-GAAP measure; see accompanying reconciliations and explanations.

The following table presents, for the periods indicated, the components of the company's cost of sales as a percentage of net sales.

	Three Months Ended			Six Months Ended
Period Ended	November 30, 2013	December 1, 2012	Change	November 30, 2013	December 1, 2012	Change
Direct materials	41.8%	43.0%	(1.2)%	41.3%	43.6%	(2.3)%
Direct labor	6.3	6.7	(0.4)	6.4	6.5	(0.1)
Manufacturing overhead	20.7	10.5	10.2	15.6	10.3	5.3
Freight and distribution	5.9	6.2	(0.3)	5.9	6.2	(0.3)
Cost of sales	74.7%	66.4%	8.3%	69.2%	66.6%	2.6%

Direct material costs as a percent of net sales decreased 120 basis points as compared to the second quarter of fiscal 2013. The decrease in material costs as a percent of net sales was primarily related to the impact of insourcing various components and products which accounted for a 90 basis point decrease. The remaining decrease relates to the impact of net pricing, the acquisition of Maharam, and the dealer divestitures, each representing a 10 basis point decrease.

Direct labor was 6.3 percent of net sales for the second quarter of fiscal 2014, a decrease of 40 basis points from the same period last year. This reduction was primarily due to the acquisition of Maharam.

Manufacturing overhead was 20.7 percent of net sales for the second quarter of fiscal 2014, increasing 1,020 basis points from the second quarter of the prior year. The increase in manufacturing overhead as a percent of net sales is primarily due to incremental legacy pension expenses which had the effect of increasing manufacturing overhead by 1,050 basis points. Overhead costs as a percent of net sales were also increased by 20 basis points due to higher employee incentive costs compared to the second quarter of fiscal 2013. These increases were partially offset by lower overhead costs as a percent of net sales due to the acquisition of Maharam of 110 basis points and dealer divestitures of 10 basis points. The remaining increase was due to the impact of changes in the product mix compared to the prior year period.

Freight and distribution expenses, as a percentage of sales, was 5.9 percent for the second quarter of fiscal 2014, decreasing 30 basis points as compared to the prior year. This reduction was primarily due to Maharam having lower freight as a percentage of sales as compared to the rest of the business.

The Adjusted gross margin(1) for the six month period increased 280 basis points to an Adjusted gross margin of 36.4 percent as compared to an Adjusted gross margin in fiscal 2013 of 33.6 percent. The improvement in the Adjusted gross margin is due to the benefits captured from net changes in pricing, the acquisition of Maharam, the insourcing of various components and products, lower commodity prices, lower freight costs as a percent of sales, and the impact of changes in product and channel mix.

Consolidated gross margin for the six month period was 30.8 percent of net sales; a decrease of 260 basis points compared to the second quarter six month period of fiscal 2013. The decrease in gross margin as a percent of net sales is primarily due to incremental legacy pension expenses which had the effect of decreasing gross margins by 530 basis points. The impact of the pension termination was partially offset by the benefit captured from net changes in pricing (30 basis points), the acquisition of Maharam (120 basis points), the insourcing of various components and products (80 basis points), lower commodity costs (20 basis points), lower freight costs (10 basis points), and the impact of changes in product and channel mix (10 basis points).

Operating Expenses and Operating Earnings
Operating expenses for the fiscal 2014 second quarter and six month period compared to the same periods in fiscal 2013 increased $113.1 million and $128.6 million, respectively. The increase in both periods was mainly caused by an increase in legacy pension expenses in fiscal 2014 due to the termination of the primary domestic benefit plans. Additional changes relate to incremental operating expenses from the acquisition of Maharam in the fourth quarter of fiscal 2013, increased costs related to design and research and employee incentive expenses, as well as a decrease in operating expenses due to the dealer divestitures in fiscal 2013 and 2014. The remaining year over year change was mainly due to an increase in compensation and benefits.

Operating expenses are also impacted by changes in foreign currency exchange rates. During the second quarter and the six month period of fiscal 2014, the estimated impact to operating expenses resulting from such changes is a decrease of approximately $0.7 million and $1.2 million, respectively.

(1) Non-GAAP measure; see accompanying reconciliations and explanations.

Restructuring and impairment expenses increased $3.3 million and $2.8 million for the second quarter and six month periods of fiscal 2014 as compared to fiscal 2013. The increase is due to a $4.0 million impairment in the second quarter related to the company's decision not to pursue the construction of a new manufacturing and distribution facility on property that was previously acquired in Ningbo, China. Rather, the company acquired manufacturing related assets, including a production facility and related equipment, located in Dongguan, China. These assets support the manufacturing operations of the company's POSH subsidiary and were not included in the initial acquisition of POSH, which closed in April 2012. Restructuring and impairment expenses for the fiscal 2013 second quarter and six month period were $0.7 million and $1.2 million and were related to the Nemschoff facility consolidations.

The following table presents the quantification of the changes in the fiscal 2014 second quarter Operating expenses for the three and six month periods compared to the same periods in fiscal 2013.

(In millions)	Three Months	Six Months
Second Quarter Fiscal 2013 Operating expenses	$131.0	$246.4
Selling, general & administrative change
Acquisitions and divestitures
Maharam acquisition	12.8	25.2
Dealer divestitures	(2.2)	(4.4)
Legacy pension expenses	93.0	94.4
Employee incentive costs	2.1	4.5
Impact from foreign currency	(0.7)	(1.2)
Design and research	1.3	3.6
Other	3.5	3.7
Restructuring and impairment change	3.3	2.8
Second Quarter Fiscal 2014 Operating expenses	$244.1	$375.0

Operating losses in the second quarter of fiscal 2014 were $125.2 million, compared to operating earnings of $17.5 million in the same period last year. The decrease in operating earnings relates to the increase in legacy pension expenses of $142.5 million in the quarter.

Operating losses for the six month period of fiscal 2014 were $86.1 million, compared to operating earnings of $51.8 million in the same period last year. The decrease in operating earnings relates to the increase in legacy pension expenses of $143.9 million, net of improvements in gross margin.

Other Income/Expense and Income Taxes
Other expense of $4.1 million in the second quarter of fiscal 2014 was $0.5 million lower compared to the prior year period. The decrease in the current period is due to higher investment income in fiscal 2014.

Net other expense of $8.7 million in the six month period of fiscal 2014 was $0.2 million lower compared to the prior year period. The decrease in the six month period of fiscal 2014 is due to higher investment income of $0.5 million, which was partially offset by an increase in currency losses and lower interest income due to a decrease in cash.

The effective tax rates for the three months ended November 30, 2013 and December 1, 2012 were 37.6 percent and 34.9 percent, respectively. The effective tax rates for the six months ended November 30, 2013 and December 1, 2012 were 38.7 percent and 33.9 percent, respectively. The increase in the rates for both periods is primarily due to a mix shift of earnings between taxing jurisdictions. This change in mix was driven primarily by legacy pension expenses recorded this quarter, which resulted in a book income tax benefit calculated at the company's U.S. income tax rate.

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

◦
Non-North American Furniture Solutions — Includes the operations associated with the design, manufacture, and sale of furniture products, primarily for work-related settings, for Europe, Middle East and Africa (EMEA), Latin America, and Asia Pacific regions, as well as the consumer business.

◦
Specialty and Consumer — Includes the operations associated with the design, manufacture, and sale of high-end furniture products and textiles including Geiger wood products, Maharam textiles, Herman Miller Collection products and the company's North American consumer business.

The company also reports a corporate category consisting primarily of, as applicable, startup business and unallocated corporate expenses including restructuring and other related expenses (including impairment expenses). The current quarter and prior year period segment results are as follows:

(In millions)	Three Months Ended			Six Months Ended
	November 30, 2013	December 1, 2012	Change	November 30, 2013	December 1, 2012	Change
Net Sales:
North American Furniture Solutions	$297.1	$304.7	$(7.6)	$615.3	$625.0	$(9.7)
Non-North American Furniture Solutions	103.1	92.8	10.3	184.7	187.4	(2.7)
Specialty and Consumer	70.3	44.3	26.0	138.6	79.1	59.5
Corporate	—	—	—	—	—	—
Total	$470.5	$441.8		$938.6	$891.5

Operating Earnings (Loss):
North American Furniture Solutions	$(119.0)	$9.7	$(128.7)	$(85.0)	$36.6	$(121.6)
Non-North American Furniture Solutions	8.2	4.6	3.6	8.1	10.1	(2.0)
Specialty and Consumer	(10.2)	3.9	(14.1)	(5.0)	6.3	(11.3)
Corporate	(4.2)	(0.7)	(3.5)	(4.2)	(1.2)	(3.0)
Total	$(125.2)	$17.5		$(86.1)	$51.8

Further information regarding the reportable operating segments can be found in Note 16.

North America
Net sales within the North American Furniture Solutions reportable segment ("North America") decreased $7.6 million to $297.1 million in the second quarter, representing a 2.5 percent decrease from the second quarter last year. The impact of foreign currency decreased the second quarter fiscal 2014 net sales by approximately $1.3 million compared to the same period last year. The current quarter also experienced a $6.9 million decrease in sales due to divestitures of owned dealers. Pricing terms that were more favorable in the current quarter drove an increase in sales of $1.0 million. Decreased demand from the federal government drove a decrease in volume of $7.7 million. The remaining change in net sales was primarily driven by increased volumes, excluding federal government customers.

Year-to-date net sales within North America decreased 1.6 percent or $9.7 million to $615.3 million. The impact of foreign currency decreased the second quarter fiscal 2014 net sales by approximately $1.8 million compared to the same period last year. The six month period of fiscal 2014 also experienced a $16.8 million decrease in sales due to divestitures of owned dealers. Improved pricing terms drove an increase in sales of $5.1 million for the six month period. Decreased activity from federal government customers drove a decrease in volume of $7.7 million. The remaining change in net sales was primarily driven by increased volumes, excluding federal government customers.

Operating earnings for North America in the second quarter of fiscal 2014 were a loss of $119.0 million, or (40.1) percent of net sales compared to operating earnings for the second quarter of fiscal 2013 of $9.7 million or 3.2 percent of net sales. The decrease in operating earnings was predominantly driven by an increase in legacy pension costs of $126.7 million. The increase in legacy pension costs was caused by the termination of the company's primary domestic defined benefit pension plans. An increase in employee incentives of $2.3 million as compared to the second quarter of fiscal 2013 also contributed to the decrease in operating earnings in North America.

Operating earnings for North America through the first six months of fiscal 2014 decreased to a loss of $85.0 million from earnings of $36.6 million for the same period last year. The decrease in operating earnings was driven by increased legacy pension costs of $127.7 million as compared to the prior year, as well as increased employee incentives of $5.3 million. The remaining change in operating earnings was primarily driven by improved gross margin performance.

Non-North America
Net sales within the Non-North American Furniture Solutions reportable segment ("Non-North America") were $103.1 million in the second quarter, an increase of $10.3 million from the second quarter of fiscal 2013. This increased sales volume was partially offset by changes in foreign currency exchange rates, which had the effect of reducing net sales by approximately $1.7 million relative to the same period in the prior year.

Net sales within Non-North America decreased $2.7 million to $184.7 million for the six month period. Net sales decreased due to the impact of foreign currency changes by approximately $3.1 million compared to the six month period of fiscal 2013.

Operating earnings within Non-North America were $8.2 million and $4.6 million for the second quarter of fiscal 2014 and fiscal 2013, respectively. Foreign currency changes drove a decrease in the operating earnings in the current period for Non-North America by approximately $1.3 million compared to the same period in the prior year. Decreased sales and marketing costs drove improvement in operating earnings for Non-North-America in the amount of $2.5 million compared to the second quarter of fiscal 2013. The remaining increase in operating earnings was primarily driven by improved leverage due to higher sales volumes.

Operating earnings for Non-North America decreased $2.0 million from the previous year to $8.1 million for the six month period. Operating earnings for Non-North America decreased during the six month period by approximately $2.0 million due to changes in foreign currency. Decreased sales and marketing costs drove improvement in operating earnings for Non-North America in the amount of $2.2 million compared to the six month period of fiscal 2013. The remaining decrease in operating earnings was due to lower leverage in the first quarter of fiscal 2014 due to the low sales volumes.

Specialty and Consumer
Net sales for the second quarter within the Specialty and Consumer reportable segment were $70.3 million compared to $44.3 million in the prior year period. Net sales during the quarter increased by $27.5 million due to the acquisition of Maharam. The remaining change in net sales was primarily driven by decreased sales volumes.

Net sales for the six month period within the Specialty and Consumer reportable segment were $138.6 million compared to $79.1 million in the prior year period. The acquisition of Maharam drove an increase in sales of $54.8 million when compared to the six month period of fiscal 2013. Pricing net of discounting was favorable compared to 2013 year-to-date results, which led to an increase in sales of $0.9 million. The remaining change in net sales was primarily driven by increased sales volumes.

Operating earnings within Specialty and Consumer was a loss of $10.2 million for the second quarter of fiscal 2014 or (14.5) percent of net sales. This compares to operating earnings of $3.9 million or 8.8 percent of net sales in the same period in the prior fiscal year. Operating earnings for the period declined mainly due to increased legacy pension costs of $15.8 million as compared to the same period in the prior year. Operating earnings for the period increased due to the results of Maharam, which added operating earnings of $1.9 million as compared to the same period in the prior year.

Operating earnings within Specialty and Consumer was a loss of $5.0 million for the six month period of fiscal 2014 or (3.6) percent of net sales. This compares to operating earnings of $6.3 million or 8.0 percent of net sales in the same period in the prior fiscal year. Operating earnings for the period declined mainly due to increased legacy pension costs of $16.2 million as compared to the six month period in the prior year. Operating earnings for the period increased due to the results of Maharam, which added operating earnings of $3.4 million as compared to the same period in the prior year. The remaining change in operating earnings was driven by improved leverage year to date due to increased sales volumes.

Financial Condition, Liquidity, and Capital Resources
The table below presents certain key cash flow and capital highlights for the periods indicated.

(In millions)	Six Months Ended
	November 30, 2013	December 1, 2012
Cash and cash equivalents, end of period	$73.3	$185.7
Marketable securities, end of period	11.6	9.5
Cash provided by operating activities	27.5	47.3
Cash used in investing activities	(26.3)	(29.8)
Cash used in financing activities	(10.3)	(3.7)
Capital expenditures	(20.0)	(29.1)
Stock repurchased and retired	(4.1)	(0.4)
Common stock issued	8.9	0.8
Dividends paid	(14.7)	(6.5)
Interest-bearing debt, end of period	250.0	250.0
Available unsecured credit facility, end of period (1)	142.7	142.3
(1) Amounts shown are net of outstanding letters of credit of $7.3 million and $7.7 million as of November 30, 2013 and December 1, 2012, respectively, which are applied against the company's unsecured credit facility.

Cash Flow — Operating Activities
Cash generated from operating activities was $27.5 million for the six month period ended November 30, 2013, as compared to $47.3 million in the prior year.

Six Month Period November 30, 2013
Through the first six months of fiscal 2014, the decrease in cash from operations of $19.8 million, from the same period in the prior year, was driven principally by increased pension contributions of $48.6 million and the related tax benefits. The remaining change in operating cash flow is primarily related to a lower use of cash due to changes in working capital and improved earnings adjusted for legacy pension expenses.

Changes in working capital balances drove an outflow of cash totaling $5.9 million. The main factors driving the decrease in cash from working capital were an increase in net inventories of $5.1 million, an increase in prepaid assets of $6.2 million, a decrease in accrued compensation and benefits of $7.5 million, and a decrease in taxes payable of $0.9 million. These factors more than offset drivers within working capital that increased cash, such as an increase in other accrued liabilities of $10.9 million and an increase in accounts payable of $3.1 million.

Six Month Period December 1, 2012
Through the first six months of fiscal 2013, changes in working capital balances drove a use of cash totaling $16.3 million. The main factors impacting working capital were increases in accounts receivable and inventory of $8.7 million and $8.8 million, respectively. These amounts were partially offset by a decrease in prepaid expenses of $2.5 million.

Cash Flow — Investing Activities
The most significant cash outflow in the fiscal 2014 six month period related to investments in capital assets. The company purchased $20.0 million of capital assets in fiscal 2014 compared to $29.1 million in the 2013 six month period. Cash paid for the acquisition of the Dongguan, China manufacturing and distribution operations for the six month period of fiscal 2014 were $5.9 million versus capital expenditures related to the company's purchase of property in China for the six month period of fiscal 2013 of $7.4 million. At the end of the second quarter of fiscal 2014, there were outstanding commitments for capital purchases of $10.9 million compared to $12.4 million for the same period in the prior year. The company expects full-year capital purchases to range between $50 million and $55 million primarily related to planned investments in the company's facilities and equipment. This compares to full-year capital spending of $50.2 million in fiscal 2013.

Cash Flow — Financing Activities
Cash outflows used in financing activities were $10.3 million for the fiscal 2014 six month period compared to $3.7 million in the first six months of the prior year. Cash outflows for dividend payments were $14.7 million and $6.5 million for the six month periods of fiscal 2014 and fiscal 2013, respectively. Dividend payments during fiscal 2014 reflected the increased quarterly dividend of $0.125 per share that the company announced during the third quarter of fiscal 2013. Subsequent to the end of the quarter, the company announced an increase in its quarterly cash dividend to $0.14 per share payable in April 2014. Cash inflows for stock issuances related to employee benefit programs were $8.9 million and $0.8 million during the six month periods of fiscal 2014 and fiscal 2013, respectively.

Outstanding standby letters of credit totaled $9.7 million of which $7.3 million is considered as usage against the company's unsecured revolving credit facility at the end of the second quarter of fiscal 2014. At the end of the second quarter, the availability under this credit facility was $142.7 million. The provisions of the private placement notes and unsecured credit facility require that the company adhere to certain covenant restrictions and maintain certain performance ratios. The company was in compliance with all such restrictions and performance ratios this quarter and expects to remain in compliance in the future.

At the end of the second quarter of fiscal 2014, the company had cash and cash equivalents of $73.3 million including $43.4 million of cash and cash equivalents held outside the U.S. In addition, the company had marketable securities of $11.6 million held by one of its international subsidiaries. The subsidiary holding the company's marketable securities is taxed as a U.S. taxpayer at the company's election; consequently, for tax purposes all U.S. tax impacts for this subsidiary have been recorded. The company currently has no plans to repatriate cash from foreign subsidiaries during fiscal 2014. The company has $5.2 million of cash held outside of the U.S. for which all U.S. taxes have been recorded. The company's intent is to permanently reinvest the remainder of the cash outside of the U.S. The company's plans do not indicate a need to repatriate these balances to fund U.S. operations.

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

Variable Interest Entities
On occasion, the company provides financial support to certain independent dealers in the form of term loans, lines of credit, and/or loan guarantees that may represent variable interests in such entities. As of November 30, 2013, the company was not considered to be the primary beneficiary of any such dealer relationships under FASB ASC Topic 810, Consolidation. Accordingly, the company is not required to consolidate the financial statements of any of these entities as of November 30, 2013.

The risk and rewards associated with the interests in these dealerships are primarily limited to the outstanding loans and guarantee amounts. As of November 30, 2013, the company's maximum exposure to potential losses, net of reserve amounts, related to outstanding loans to these other entities was zero.

Contingencies
See Note 12 to the condensed consolidated financial statements.

Critical Accounting Policies
The company strives to report financial results clearly and understandably. The company follows accounting principles generally accepted in the United States in preparing its consolidated financial statements, which require certain estimates and judgments that affect the financial position and results of operations for the company. The company continually reviews the accounting policies and financial information disclosures. A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the company's Form 10-K filing for the year ended June 1, 2013. During the first six months of fiscal 2014, there were no material changes in the accounting policies and assumptions previously disclosed.

New Accounting Standards
See Note 2 to the condensed consolidated financial statements.

Safe Harbor Provisions
Certain statements in this filing are not historical facts but are “forward-looking statements” as defined under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended. Such statements are based on management's beliefs, assumptions, current expectations, estimates and projections about the office furniture industry, the economy and the company itself. Words like “anticipates,” “believes,” “confident,” “estimates,” “expects,” “forecasts,” “likely,” “plans,” “projects,” “should,” variations of such words, and similar expressions identify such forward-looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. These risks include, without limitation, employment and general economic conditions, the pace of economic activity in the U.S. and in our international markets, the estimate and timing of anticipated pension expenses and defined benefit plan pension contributions, the pace and level of government procurement, the increase in white collar employment, the willingness of customers to undertake capital expenditures, the types of products purchased by customers, competitive pricing pressures, the availability and pricing of raw materials, our reliance on a limited number of suppliers, currency fluctuations, the ability to increase prices to absorb the additional costs of raw materials, the financial strength of our dealers, the financial strength of our customers, the mix of our products purchased by customers, our ability to attract and retain key executives and other qualified employees, our ability to continue to make product innovations, the success of newly introduced products, our ability to obtain targeted margins from new products, our ability to serve all of our markets, possible acquisitions, divestitures or alliances, the outcome of pending litigation or governmental audits or investigations, political risk in the international markets we serve, and other risks identified in our filings with the Securities and Exchange Commission. Therefore, actual results and outcomes may materially differ from what we express or forecast. Furthermore, Herman Miller, Inc. undertakes no obligation to update, amend, or clarify forward-looking statements.

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

In the normal course of business, the company enters into contracts denominated in foreign currencies. The principal foreign currencies in which the company conducts its business are the British pound sterling, European euro, Canadian dollar, Australian dollar, Japanese yen, Mexican peso, Brazilian real, Indian rupee, Hong Kong dollar and Chinese renminbi. As of November 30, 2013, sixteen contracts in total were placed to offset various currency exposures. To offset net asset exposure denominated in non-functional currency, seven forward contracts were placed, including forward contracts to sell 6.4 million euros, 0.4 million Australian dollars, 1.1 million Canadian dollars, 17.9 million Hong Kong dollars, and 13.3 million United States dollars. Conversely, nine contracts were placed to offset the company's net liability exposure denominated in non-functional currency. These nine contracts included forward contracts to buy 11.6 million U.S. dollars, 0.8 million British pound sterling, and 0.7 million euros. As of June 1, 2013, the company had outstanding, thirteen forward currency instruments designed to offset either net asset or net liability exposure that was denominated in non-functional currencies. One forward contract was placed to offset a 9.5 million Hong Kong dollar-denominated net asset exposure, two forward contracts were placed to offset a 6.4 million euro-denominated net asset exposure, two forward contracts were placed to offset a 5.4 million U.S. dollar-denominated net asset exposure, and one forward contract was placed to offset a 0.6 million Australian dollar-denominated net asset exposure. One forward contract was placed to offset 1.3 million British pound sterling-denominated net liability exposure and six forward contracts were placed to offset a 6.7 million U.S.dollar-denominated net liability exposure.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Under the supervision of, and with the participation of management, the company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2013, and have concluded that as of that date, the company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
There were no changes in the company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended November 30, 2013, that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

HERMAN MILLER, INC.
PART II — OTHER INFORMATION

Item 1:	Legal Proceedings

Referred to in Note 12 of the condensed consolidated financial statements.

Item 1A:	Risk Factors

There have been no material changes in the assessment of the company's risk factors from those set forth in the Annual Report on Form 10-K for the year ended June 1, 2013.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(A) Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during the quarter ended November 30, 2013.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (in millions)
9/1/13-9/28/13	—	$—	—	$159.2
9/29/13-10/26/13	6,690	$30.47	6,690	$159.0
10/27/13-11/30/13	2,107	$29.98	2,107	$158.9
Total	8,797		8,797

No repurchase plans expired or were terminated during the second quarter of fiscal 2014, nor do any plans exist under which the company does not intend to make further purchases.

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

HERMAN MILLER, INC.

January 7, 2014	/s/ Brian C. Walker
Brian C. Walker
Chief Executive Officer
(Duly Authorized Signatory for Registrant)

January 7, 2014	/s/ Gregory J. Bylsma
Gregory J. Bylsma
Chief Financial Officer
(Duly Authorized Signatory for Registrant)