Form 10-Q
period 2014-03-01
MILLER HERMAN INC
filed 2014-04-08
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ _ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 1, 2014	Commission File No. 001-15141

HERMAN MILLER, INC.

A Michigan Corporation	ID No. 38-0837640

855 East Main Avenue, Zeeland, MI 49464-0302	Phone (616) 654 3000

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
Yes [_] No [ X ]

Common Stock Outstanding at April 7, 2014 - 59,238,912 shares

HERMAN MILLER, INC. FORM 10-Q
FOR THE QUARTER ENDED MARCH 1, 2014

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 1, 2014	March 2, 2013	March 1, 2014	March 2, 2013
Net sales	$455.9	$423.5	$1,394.5	$1,315.0
Cost of sales	293.0	279.1	942.7	872.4
Gross margin	162.9	144.4	451.8	442.6
Operating expenses:
Selling, general, and administrative	111.7	102.0	449.6	318.2
Restructuring and impairment expenses	1.1	—	5.1	1.2
Design and research	16.0	15.0	49.0	44.0
Total operating expenses	128.8	117.0	503.7	363.4
Operating earnings (loss)	34.1	27.4	(51.9)	79.2
Other expenses:
Interest expense	4.5	4.2	13.3	12.9
Other, net	0.3	(0.1)	0.3	0.1
Earnings (loss) before income taxes and equity income	29.3	23.3	(65.5)	66.2
Income tax expense (benefit)	9.8	6.8	(26.9)	21.4
Equity loss from nonconsolidated affiliates, net of tax	(0.1)	—	(0.1)	—
Net earnings (loss)	$19.4	$16.5	$(38.7)	$44.8

Earnings (loss) per share — basic	$0.33	$0.28	$(0.66)	$0.77
Earnings (loss) per share — diluted	$0.33	$0.28	$(0.66)	$0.76
Dividends declared, per share	$0.140	$0.125	$0.390	$0.305

Other comprehensive income, net of tax
Foreign currency translation adjustments	0.1	(3.4)	2.2	(0.8)
Pension and post-retirement liability adjustments	0.3	(2.4)	87.9	10.2
Total other comprehensive income (loss)	0.4	(5.8)	90.1	9.4
Comprehensive income	$19.8	$10.7	$51.4	$54.2

See accompanying notes to condensed consolidated financial statements.

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions Except Share Data)
(Unaudited)

	March 1, 2014	June 1, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$77.1	$82.7
Marketable securities	11.1	10.8
Accounts receivable, net	184.4	178.4
Inventories, net	83.6	76.2
Prepaid expenses and other	57.4	51.2
Total current assets	413.6	399.3
Property and equipment, at cost	775.6	765.3
Less — accumulated depreciation	(582.1)	(581.2)
Net property and equipment	193.5	184.1
Goodwill	228.4	227.0
Indefinite-lived intangibles	62.3	62.3
Other amortizable intangibles, net	45.3	48.0
Other noncurrent assets	27.9	25.8
Total Assets	$971.0	$946.5

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$50.0	$—
Accounts payable	127.6	130.1
Accrued compensation and benefits	64.5	65.9
Accrued warranty	25.4	24.8
Other accrued liabilities	80.6	69.2
Total current liabilities	348.1	290.0
Long-term debt	200.0	250.0
Pension and post-retirement benefits	14.4	39.6
Other liabilities	45.9	47.4
Total Liabilities	608.4	627.0
Stockholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized, none issued)	—	—
Common stock, $0.20 par value (240,000,000 shares authorized)	11.8	11.7
Additional paid-in capital	117.5	102.9
Retained earnings	269.2	331.1
Accumulated other comprehensive loss	(34.2)	(124.3)
Key executive deferred compensation plans	(1.7)	(1.9)
Total Stockholders' Equity	362.6	319.5
Total Liabilities and Stockholders' Equity	$971.0	$946.5

See accompanying notes to condensed consolidated financial statements.

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS
(Dollars in Millions)
(Unaudited)

	Nine Months Ended
	March 1, 2014	March 2, 2013
Cash Flows from Operating Activities:
Net earnings (loss)	$(38.7)	$44.8
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	32.3	28.1
Stock-based compensation	8.3	5.8
Excess tax benefits from stock-based compensation	(0.9)	—
Pension and post-retirement expenses	116.4	28.1
Deferred taxes	(46.4)	(19.6)
Gain on sales of property and dealers	(0.2)	(0.9)
Restructuring and impairment expenses	5.1	1.2
Other, net	0.8	1.4
(Increase) decrease in current assets	(20.4)	2.8
Increase (decrease) in current liabilities	3.0	(7.5)
Decrease in non-current liabilities	(8.9)	(6.9)
Net Cash Provided by Operating Activities	50.4	77.3

Cash Flows from Investing Activities:
Proceeds from sales of property and dealers	0.2	1.1
Marketable securities purchases	(4.6)	(2.5)
Marketable securities sales	4.3	2.0
Acquisitions, net of cash received	(6.7)	(1.7)
Capital expenditures	(32.0)	(39.4)
Other, net	(0.1)	(0.4)
Net Cash Used in Investing Activities	(38.9)	(40.9)

Cash Flows from Financing Activities:
Dividends paid	(22.1)	(11.8)
Proceeds from notes payable	—	2.4
Notes payable payments	—	(2.4)
Common stock issued	10.0	5.5
Common stock repurchased and retired	(4.3)	(3.5)
Excess tax benefits from stock-based compensation	0.9	—
Payment of contingent consideration obligation	(1.3)	—
Other, net	0.2	—
Net Cash Used in Financing Activities	(16.6)	(9.8)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(0.5)	(0.7)
Net Increase (Decrease) in Cash and Cash Equivalents	(5.6)	25.9

Cash and Cash Equivalents, Beginning of Period	82.7	172.2
Cash and Cash Equivalents, End of Period	$77.1	$198.1

See accompanying notes to condensed consolidated financial statements.

HERMAN MILLER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION
The condensed consolidated financial statements have been prepared by Herman Miller, Inc. (“the company”) in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Management believes the disclosures made in this document are adequate with respect to interim reporting requirements.

The accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position of the company as of March 1, 2014, and the results of its operations and cash flows for the interim periods presented. Operating results for the three and nine month periods ended March 1, 2014, are not necessarily indicative of the results that may be expected for the year ending May 31, 2014. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the company's Form 10-K filing for the year ended June 1, 2013.

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

Accounting Guidance Issued But Not Adopted as of March 1, 2014
In July 2013, the Financial Accounting Standards Board issued ASU 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists," which defines the presentation requirements of an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted and retrospective application is permitted, but not required. The Company is currently evaluating the impact of adopting this guidance.

3. FISCAL YEAR
The company's fiscal year ends on the Saturday closest to May 31. Fiscal 2014, the year ending May 31, 2014, and fiscal 2013, the year ended June 1, 2013, each contain 52 weeks. The third quarter of fiscal 2014 and fiscal 2013 each contained 13 weeks.

4. ACQUISITIONS AND DIVESTITURES
China Manufacturing and Distribution Acquisition
On September 30, 2013, the company acquired certain assets from Dongguan Sun Hing Steel Furniture Factory Ltd (DGSH) which together, constituted the acquisition of a business. The acquired business is a manufacturing and distribution operation in Dongguan, China. Subject to the finalization of certain post-closing adjustments, consideration transferred to acquire the net assets of DGSH consisted of $8.2 million in cash, of which $6.7 million was paid during the second and third quarters of fiscal 2014. The final payment is expected to be made within the next 12 months.

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

The following table summarizes the fair values of the assets acquired and the liabilities assumed from Maharam on April 29, 2013. There have been no fair value adjustments since the date of acquisition through the end of the third quarter. The allocation of the purchase price is still considered preliminary and is based upon valuation information available and estimates made at April 29, 2013. The company is still finalizing information related to the valuation of intangible assets, deferred income taxes and goodwill as well as the allocation of the goodwill among its reportable business segments, and expects to finalize these matters within the measurement period, which is currently expected to remain open into the fourth quarter of fiscal 2014.

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

Divestitures
The company completed the sale of one wholly-owned contract furniture dealership in Quebec, Canada, during the third quarter of fiscal 2014. This transaction was not material to the consolidated financial statements.

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

In the aggregate, the impact on the financial statements of these divestitures was immaterial.

5. INVENTORIES, NET

(In millions)	March 1, 2014	June 1, 2013
Finished goods	$63.4	$57.5
Raw materials	20.2	18.7
Total	$83.6	$76.2

Inventories are valued at the lower of cost or market and include material, labor, and overhead. The inventories of the majority of domestic manufacturing subsidiaries are valued using the last-in, first-out method ("LIFO"). The inventories of all other subsidiaries are valued using the first-in, first-out method ("FIFO").

6. GOODWILL AND INDEFINITE-LIVED INTANGIBLES
Goodwill and other indefinite-lived intangible assets included in the Condensed Consolidated Balance Sheets consist of the following as of March 1, 2014 and June 1, 2013:

(In millions)	Goodwill	Indefinite-lived Intangible Assets	Total Goodwill and Indefinite-lived Intangible Assets
June 1, 2013	$227.0	$62.3	$289.3
Foreign currency translation adjustments	0.5	—	0.5
Sale of owned dealers	(0.1)	—	(0.1)
Dongguan acquisition	1.0	—	1.0
March 1, 2014	$228.4	$62.3	$290.7

7. EMPLOYEE BENEFIT PLANS
Pension Plans and Post-Retirement Medical Insurance
During the second quarter of fiscal 2014, the company settled the remaining obligations associated with its primary domestic defined benefit pension plans. The company contributed a total of $48.8 million in cash to these plans during fiscal 2014 in order to cover the remaining unfunded liabilities. Plan participants received vested benefits from the plan assets by electing either a lump sum distribution, roll-over contribution to other 401(k) or individual retirement plans, or an annuity contract with a qualifying third-party provider. These payments resulted in the settlement of the primary domestic defined benefit plans, thus relieving the company of any further obligation.

In connection with the termination of the primary domestic defined benefit plans, settlement charges of $158.2 million, before tax, were recorded during the second quarter of fiscal 2014. The settlement expenses in the second quarter included the pre-tax reclassifications of actuarial gains and losses from accumulated other comprehensive income (loss) of $137.7 million, cash contributions to the plan of $48.6 million, net of the outstanding pension plan liability prior to settlement. Cost of goods sold included $49.3 million of the settlement expense, while $108.9 million of the expense was included in operating expenses. During the third quarter, the company completed the final distributions to participants as certain annuity contracts were not in place until the beginning of the quarter.

Components of Net Periodic Benefit Costs

(In millions)	Three Months Ended
	Pension Benefits		Other Post-Retirement Benefits
	March 1, 2014	March 2, 2013	March 1, 2014	March 2, 2013
Domestic:
Service cost	$—	$—	$—	$—
Interest cost	—	2.4	0.1	0.1
Expected return on plan assets	—	(2.9)	—	—
Net amortization loss	—	2.8	—	—
Settlement loss recognized	—	1.7	—	—
Net periodic benefit cost	$—	$4.0	$0.1	$0.1

International:
Service cost	$—	$—
Interest cost	1.0	0.9
Expected return on plan assets	(1.2)	(1.2)
Net amortization loss	0.4	0.4
Net periodic benefit cost	$0.2	$0.1

	Nine Months Ended
	Pension Benefits		Other Post-Retirement Benefits
	March 1, 2014	March 2, 2013	March 1, 2014	March 2, 2013
Domestic:
Service cost	$—	$1.9	$—	$—
Interest cost	5.2	8.3	0.2	0.2
Expected return on plan assets	(3.8)	(9.2)	—	—
Net amortization loss	4.8	8.9	—	0.1
Settlement loss recognized	158.2	17.7	—	—
Net periodic benefit cost	$164.4	$27.6	$0.2	$0.3

International:
Service cost	$—	$—
Interest cost	3.0	2.8
Expected return on plan assets	(3.6)	(3.7)
Net amortization loss	1.2	1.1
Net periodic benefit cost	$0.6	$0.2

8. EARNINGS PER SHARE
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS).

	Three Months Ended		Nine Months Ended
	March 1, 2014	March 2, 2013	March 1, 2014	March 2, 2013
Numerators:
Numerator for both basic and diluted EPS, net earnings (loss) - in millions	$19.4	$16.5	$(38.7)	$44.8

Denominators:
Denominator for basic EPS, weighted-average common shares outstanding	59,014,789	58,450,601	58,888,514	58,380,853
Potentially dilutive shares resulting from stock plans	638,628	432,176	—	368,632
Denominator for diluted EPS	59,653,417	58,882,777	58,888,514	58,749,485
Antidilutive equity awards not included in weighted-average common shares - diluted	780,800	1,916,184	2,782,663	2,029,901

The company has certain share-based payment awards that meet the definition of participating securities. The company has evaluated the impact on EPS of all participating securities under the two-class method, noting the impact on EPS was immaterial.

9. STOCK-BASED COMPENSATION
The company's stock-based compensation expense for the three month periods ended March 1, 2014 and March 2, 2013 was $2.7 million and $2.0 million, respectively. The related income tax effect was $1.0 million and $0.7 million for the three month periods ended March 1, 2014 and March 2, 2013, respectively. For the nine month period ended March 1, 2014 and March 2, 2013, stock-based compensation costs were $8.3 million and $5.8 million, respectively. The related income tax effect for the respective nine month periods was $3.0 million and $2.1 million, respectively.

Stock-based compensation expense recognized in the Condensed Consolidated Statements of Comprehensive Income for the three and nine month periods ended March 1, 2014 and March 2, 2013 has been reduced for estimated forfeitures, as it is based on awards ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

For the nine month period ended March 1, 2014, the company issued 412,541 shares of common stock related to the exercise of stock options and 108,947 shares of common stock related to the release of restricted stock units.

For the nine month period ended March 2, 2013, the company issued 229,897 shares of common stock related to the exercise of stock options and 62,761 shares of common stock related to the release of restricted stock units.

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

Restricted Stock Grants
The company periodically grants restricted common stock to certain key employees. Shares are granted in the name of the employee, who has all the rights of a shareholder, subject to certain restrictions on transferability and risk of forfeiture. The grants are subject to either cliff-based or graded vesting over a period not exceeding five years, and are subject to forfeiture if the employee ceases to be employed by the company for certain reasons. After the vesting period, the risk of forfeiture and restrictions on transferability lapses. The compensation expense for these awards is based on the closing stock price on the date of grant. The company recognizes the related compensation expense on a straight-line basis over the requisite service period.

Restricted Stock Units
The company grants restricted stock units to certain key employees. The awards generally cliff-vest after a three or five-year service period, with prorated vesting under certain circumstances and full or partial accelerated vesting upon retirement. Each restricted stock unit represents one equivalent share of the company's common stock to be issued, free of restrictions, after the vesting period. The compensation expense for these awards is based on the closing stock price on the date of grant. Compensation expense related to these awards is recognized over the requisite service period. Dividend equivalent awards are credited quarterly. The units do not entitle participants the rights of shareholders of common stock, such as voting rights, until shares are issued after the vesting period.

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

10. INCOME TAXES
The effective tax rates for the three months ended March 1, 2014 and March 2, 2013, were 33.3 percent and 29.4 percent, respectively. The company's United States federal statutory rate is 35 percent. The prior year's effective tax rate is lower than the current quarter primarily due to research and development tax credits stemming from the signing of the American Taxpayer Relief Act of 2012, extending the benefits retroactively to January 2012. For the nine months ended March 1, 2014 and March 2, 2013, the effective tax rates were 41.1 percent and 32.3 percent, respectively. The effective rate in the nine month period of the current year is above the statutory rate, which primarily resulted from a shift in the relative mix of income and loss between the taxing jurisdictions. This change in mix was driven primarily by legacy pension expenses recorded in the second quarter of fiscal 2014, which resulted in a book-income tax benefit calculated at the company's U.S income tax rate. The effective tax rate in the nine month period of fiscal 2013 was below the statutory rate, which was primarily due to the manufacturing deduction under the American Jobs Creation Act of 2004 (AJCA), and research and development tax credits due to the signing of the American Taxpayer Relief Act of 2012, extending the benefits retroactively to January 2012.

The company had income tax accruals associated with uncertain tax benefits totaling $1.7 million and $1.5 million as of March 1, 2014 and March 2, 2013, respectively.

The company recognizes interest and penalties related to uncertain tax benefits through income tax expense in its statement of comprehensive income. Interest and penalties recognized in the company's Condensed Consolidated Statements of Comprehensive Income during the nine months ended March 1, 2014 and March 2, 2013 were negligible. As of March 1, 2014 and March 2, 2013, the company's recorded liability for potential interest and penalties related to uncertain tax benefits totaled $0.7 million and $0.6 million, respectively.

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

The following tables set forth financial assets and liabilities measured at fair value in the Condensed Consolidated Balance Sheets and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of March 1, 2014 and June 1, 2013.

(In millions)	Fair Value Measurements
	March 1, 2014	June 1, 2013
Financial Assets	Quoted Prices with Other Observable Inputs (Level 2)	Quoted Prices with Other Observable Inputs (Level 2)
Available-for-sale marketable securities:
Asset-backed securities	$0.7	$0.8
Corporate securities	1.4	1.7
Government obligations	7.4	5.1
Mortgage-backed securities	1.6	3.2
Foreign currency forward contracts	0.1	0.3
Deferred compensation plan	6.1	4.8
Total	$17.3	$15.9

Financial Liabilities
Foreign currency forward contracts	$0.3	$0.3
Total	$0.3	$0.3

The company does not hold any level 3 investments. The following is a summary of the carrying and market values of the company's marketable securities as of the respective dates.

	March 1, 2014
(In millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value
Asset-backed securities	$0.7	$—	$—	$0.7
Corporate securities	1.4	—	—	1.4
Government obligations	7.4	—	—	7.4
Mortgage-backed securities	1.6	—	—	1.6
Total	$11.1	$—	$—	$11.1

	June 1, 2013
(In millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value
Asset-backed securities	$0.8	$—	$—	$0.8
Corporate securities	1.7	—	—	1.7
Government obligations	5.1	—	—	5.1
Mortgage-backed securities	3.2	—	—	3.2
Total	$10.8	$—	$—	$10.8

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

Maturities of debt securities included in marketable securities as of March 1, 2014, are as follows.

(In millions)	Cost	Fair Value
Due within one year	$2.8	$2.8
Due after one year through five years	8.2	8.2
Due after five years through ten years	0.1	0.1
Total	$11.1	$11.1

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

(In millions)	Three Months Ended		Nine Months Ended
	March 1, 2014	March 2, 2013	March 1, 2014	March 2, 2013
Accrual Balance — beginning	$24.8	$23.4	$24.8	$22.2
Accrual for warranty matters	5.1	5.4	15.4	16.8
Settlements and adjustments	(4.5)	(4.8)	(14.8)	(15.0)
Accrual Balance — ending	$25.4	$24.0	$25.4	$24.0

Guarantees
The company is periodically required to provide performance bonds in order to do business with certain customers. These arrangements are common and generally have terms ranging between one and three years. The bonds are required to provide assurance to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies; however, the company is ultimately liable for claims that may occur against them. As of March 1, 2014, the company had a maximum financial exposure related to performance bonds totaling approximately $9.8 million. The company has no history of claims, nor is it aware of circumstances that would require it to pay under any of these arrangements. The company also believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company's financial statements. Accordingly, no liability has been recorded as of March 1, 2014 and June 1, 2013.

The company has entered into standby letter of credit arrangements for the purpose of protecting various insurance companies against default on the payment of certain premiums and claims. A majority of these arrangements are related to the company's wholly-owned captive insurance company. As of March 1, 2014, the company had a maximum financial exposure from these standby letters of credit totaling approximately $7.3 million, all of which is considered usage against the company's revolving credit facility. The company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company's financial statements. Accordingly, no liability has been recorded as of March 1, 2014 and June 1, 2013.

Contingencies
The company leases a facility in the U.K. under an agreement that expired in June 2011, and the company is currently leasing the facility on a month-to-month basis. Under the terms of the lease, the company is required to perform the maintenance and repairs necessary to address the general dilapidation of the facility. The ultimate cost of this provision to the company is dependent on a number of factors including, but not limited to, the future use of the facility by the lessor and whether the company chooses and is permitted to renew the lease term. The company has estimated the cost of these maintenance and repairs to be between $0 million and $3.0 million, depending on the outcome of future plans and negotiations. As a result, an estimated liability of $1.5 million and $1.3 million was recorded under the caption “Other accrued liabilities” in the Condensed Consolidated Balance Sheets as of March 1, 2014, and June 1, 2013, respectively.

The company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the company's consolidated financial statements.

13. DEBT
The company's Series A Senior Notes are due on January 3, 2015. Due to this upcoming maturity, $50 million was reclassified within the Condensed Consolidated Balance Sheet from "Long-term debt" to "Current maturities of long-term debt".

During the second quarter of fiscal 2014, the company entered into a revolving line of credit, which provides the company with approximately $5.0 million in revolving variable interest borrowing capacity. The company intends to utilize the revolver, which is denominated in Chinese Renminbi, to meet working capital cash flow needs at its South China operations. The uncommitted facility is subject to changes in bank approval and outstanding borrowings bear interest at rates based on a benchmark lending rate. As of March 1, 2014, there were no borrowings against this facility.

During the second quarter of fiscal 2013, the company entered into a revolving line of credit, which provides the company with approximately $5.0 million in revolving variable interest borrowing capacity. The company intends to utilize the revolver, which is denominated in Chinese Renminbi, to meet working capital cash flow needs at its Ningbo, China operations. The uncommitted facility is subject to changes in bank approval and outstanding borrowings bear interest at rates based on a benchmark lending rate. Each draw on the line of credit is subject to a maximum period of one year, and corresponding interest is payable on the maturity date of each draw. As of March 1, 2014, there were no borrowings against this facility.

During the second quarter of fiscal 2012, the company entered into an amendment and restatement of the syndicated revolving line of credit, which provides the company with up to $150 million in revolving variable interest borrowing capacity and includes an "accordion feature" allowing the company to increase, at its option and subject to the approval of the participating banks, the aggregate borrowing capacity of the facility by $75 million. The facility expires in November 2016 and outstanding borrowings bear interest at rates based on the prime rate, federal funds rate, LIBOR, or negotiated rates as outlined in the agreement. Interest is payable periodically throughout the period if borrowings are outstanding. As of March 1, 2014 and June 1, 2013, total usage against this facility was $7.3 million and $7.7 million, respectively, all of which related to outstanding letters of credit.

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table provides an analysis of the changes in accumulated other comprehensive income (loss) for the nine months ended March 1, 2014 and March 2, 2013:

	Nine Months Ended
(In millions)	March 1, 2014	March 2, 2013
Cumulative translation adjustments at beginning of period	$(14.0)	$(13.0)
Translation adjustments	2.2	(0.8)
Balance at end of period	(11.8)	(13.8)
Pension and other post-retirement benefit plans at beginning of period	(110.3)	(127.6)
Adjustments to pension and other post-retirement benefit plans	(2.0)	(0.2)
Reclassification to earnings - cost of sales (net of tax $(15.9), $(0.4))	27.6	0.7
Reclassification to earnings - operating expenses (net of tax $(35.7), $(5.5))	62.3	9.7
Balance at end of period	(22.4)	(117.4)
Total accumulated other comprehensive loss	$(34.2)	$(131.2)

15. RESTRUCTURING AND IMPAIRMENT ACTIVITIES
The company recognized restructuring expenses of $1.1 million during the third quarter of fiscal 2014. This restructuring charge was related to actions taken to improve the efficiency of the North American sales and distribution channel and Geiger manufacturing operations. These actions focused primarily on targeted workforce reductions.
Due to the acquisition of a manufacturing and distribution operation in Dongguan, China in the second quarter of 2014, the company has decided not to pursue the construction of a new manufacturing and distribution facility on property that it previously acquired in Ningbo, China. In connection with this decision, the company evaluated the fair value of this property and recorded an asset impairment of $4.0 million during the second quarter. This impairment charge was recorded to the "Restructuring and impairment expenses" line item within the

Condensed Consolidated Statements of Comprehensive Income. The impairment charge is included within the "Corporate" category within the segment reporting.
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

16. OPERATING SEGMENTS
The company's reportable segments consist of North American Furniture Solutions, ELA ("EMEA, Latin America, and Asia Pacific") Furniture Solutions, and Specialty and Consumer. The North American Furniture Solutions reportable segment includes the operations associated with the design, manufacture, and sale of furniture products for work-related settings, including office, education, and healthcare environments, throughout the United States and Canada. The business associated with the company's owned contract furniture dealers is also included in the North American Furniture Solutions reportable segment. During the third quarter of fiscal 2014, the company renamed its international reportable business segment ELA Furniture Solutions in order to better describe the geographic regions it serves, which include EMEA, Latin America, and Asia-Pacific. Prior to this name change, the company referred to this segment as "non-North America." ELA Furniture Solutions includes the operations associated with the design, manufacture, and sale of furniture products, primarily for work-related settings, in these aforementioned geographic regions. The Specialty and Consumer reportable segment includes the operations associated with the design, manufacture, and sale of high-end furniture products including Geiger wood products, Maharam textiles, Herman Miller Collection products and the company's North American consumer business.

The company also reports a “Corporate” category consisting primarily of unallocated corporate expenses including restructuring and impairment costs.

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

	Three Months Ended		Nine Months Ended
(In millions)	March 1, 2014	March 2, 2013	March 1, 2014	March 2, 2013
Net Sales:
North American Furniture Solutions	$293.9	$285.4	$909.2	$910.4
ELA Furniture Solutions	97.9	90.8	282.6	278.2
Specialty and Consumer	64.1	47.3	202.7	126.4
Corporate	—	—	—	—
Total	$455.9	$423.5	$1,394.5	$1,315.0

Depreciation and Amortization:
North American Furniture Solutions	$7.0	$7.4	$20.8	$23.0
ELA Furniture Solutions	1.8	1.3	5.7	3.9
Specialty and Consumer	1.9	0.4	5.8	1.2
Corporate	—	—	—	—
Total	$10.7	$9.1	$32.3	$28.1

Operating Earnings (Loss):
North American Furniture Solutions	$26.7	$16.2	$(58.3)	$52.7
ELA Furniture Solutions	4.7	5.6	12.9	15.7
Specialty and Consumer	3.6	5.7	(1.4)	12.1
Corporate	(0.9)	(0.1)	(5.1)	(1.3)
Total	$34.1	$27.4	$(51.9)	$79.2

Capital Expenditures:
North American Furniture Solutions	$7.1	$8.7	$22.3	$26.7
ELA Furniture Solutions	3.0	1.5	5.6	12.4
Specialty and Consumer	1.9	0.1	4.1	0.3
Corporate	—	—	—	—
Total	$12.0	$10.3	$32.0	$39.4

(In millions)	March 1, 2014	June 1, 2013
Total Assets
North American Furniture Solutions	$465.1	$427.8
ELA Furniture Solutions	243.5	250.9
Specialty and Consumer	174.2	174.3
Corporate	88.2	93.5
Total	$971.0	$946.5

Total Goodwill
North American Furniture Solutions	$136.0	$136.1
ELA Furniture Solutions	42.6	41.1
Specialty and Consumer	49.8	49.8
Corporate	—	—
Total	$228.4	$227.0

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors that affected the company's financial condition, earnings and cash flows during the periods included in the accompanying condensed consolidated financial statements and should be read in conjunction with the company's Annual Report on Form 10-K for the fiscal year ended June 1, 2013. References to “Notes” are to the footnotes included in the condensed consolidated financial statements.

Discussion of Current Business Conditions
Net sales in the quarter totaled $455.9 million, an increase of 7.7 percent from the same quarter last fiscal year. New orders in the third quarter were $464 million, 21 percent higher than the prior year period. At the beginning of February, we increased our general list prices an average of 2.5 percent. As a result, we estimate new orders totaling approximately $22 million were pulled ahead into the third quarter that would have otherwise entered in the fourth quarter. For segment reporting purposes, $17 million of the order pull ahead is reflected in the North American reportable segment. The remaining portion is included in the Specialty and Consumer segment. We believe the benefit of the price increase will begin to impact sales over the next 12 months. Historically we have realized between 30 to 50 percent of this list price, net of incremental discounting.

Herman Miller reported earnings of $0.33 per share in the third quarter, compared to earnings of $0.28 per share in the same quarter last fiscal year. Excluding the legacy pension (see definition under reconciliation of non-GAAP measures) impact and restructuring and impairment expenses in each of the periods, Adjusted diluted earnings per share(1) in the third quarter totaled $0.34. This compares to Adjusted diluted earnings per share of $0.32 in the third quarter of fiscal 2013.
Our industry’s general backdrop, like the larger economy, continues to show signs of strengthening. The most recent BIFMA forecast calls for modest growth in calendar year 2014 (approximately 3 percent) and outlines a more bullish outlook for 2015, with growth forecasted at better than 10 percent. This recent forecast represents another shift in the timing of the predicted growth. In addition, employment trends and the ABI outlook on construction are all more positive than we’ve seen in several quarters. There are still uncertainties in the global economy related to China’s domestic economy and more recently the geo-political events unfolding in Eastern Europe. With that said, we are optimistic that we will see continued strengthening in the global business climate.

Sales for the quarter within Herman Miller’s North American reportable segment were $293.9 million, an increase of 3.0 percent from the same quarter last fiscal year. New orders in the third quarter of $291.7 million were 9.0 percent higher than the year ago period. Both sales and orders were helped by general strength in our commercial office business, which includes some large projects. We again experienced a double digit decline in sales to the U.S. Federal Government compared to the same quarter last fiscal year. However, for the first time in ten quarters, orders from the federal government increased compared to the prior year. The gain was modest and we will continue to take a cautious attitude; however, it is encouraging to see the first real signs of stabilization in that sector.

The ELA reportable segment, formerly named "non-North America", reported net sales of $97.9 million for the quarter. This represents a 7.8 percent increase from the third quarter of fiscal 2013, with the largest contributors of this growth coming from the EMEA and Latin America regions. New orders in the quarter of $100.8 million were up 24.8 percent on a year-over-year basis and the increase was seen across nearly all regions. The Asia Pacific region had order growth of approximately 10 percent, which was a welcome change after seeing year-over-year declines in recent quarters. Adjusted for the impact of changes in foreign currency translation, the ELA segment sales increased almost 10 percent while orders were up 26 percent from the prior year third quarter.

Within our Specialty and Consumer segment, sales in the quarter totaled $64.1 million, an increase of 36 percent over the same quarter last year. This increase is attributable to the addition of Maharam, which was not included in our consolidated sales at this time last year. Excluding the impact from this acquisition, segment sales decreased 16 percent on a year-over-year basis. The majority of the decline resulted from a relative decrease in large projects at our Geiger subsidiary.

New orders in this segment were almost $72 million in the third quarter. This represents an increase of 111 percent on a year-over-year basis. On an organic basis, excluding the impact from the Maharam acquisition and the estimated impact from the recent price increase, segment orders increased nearly 17 percent compared to last year. This order growth was broad based across the segment, and included double digit growth at Geiger, our Consumer business, and the Herman Miller Collection.

(1) Non-GAAP measurements; see accompanying reconciliations and explanations.

Specialty and Consumer continues to play a vital role in our overall brand strategy, enhancing our visibility and reputation among both consumers and key design audiences. As an example, in the latest Furniture Brand Value Scorecard Study by the Dwell Insights Group, an independent market research division of Dwell Media, Herman Miller ranked #1 as the brand that “best exemplifies design leadership” in a survey of affluent consumers and design professionals.
Capital expenditures totaled $32 million for the nine months ended March 1, 2014, a decrease of $7 million compared to the nine month period of fiscal 2013. We anticipate our full year capital spending to be approximately $50 million.

The remaining sections within Item 2 include additional analysis of our three and nine months ended March 1, 2014, including discussion of significant variances compared to the prior year period.

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
The following table reconciles Gross margin to Adjusted gross margin for the periods indicated.

	Three Months Ended		Nine Months Ended
(Dollars in millions)	March 1, 2014	March 2, 2013	March 1, 2014	March 2, 2013
Gross margin	$162.9	$144.4	$451.8	$442.6
Percentage of net sales	35.7%	34.1%	32.4%	33.7%
Add: Inventory step-up expenses	—	—	1.4	—
Add: Legacy pension expenses	—	0.9	51.3	2.5
Adjusted gross margin	$162.9	$145.3	$504.5	$445.1
Percentage of net sales	35.7%	34.3%	36.2%	33.8%

The following table reconciles Operating expenses to Adjusted operating expenses for the periods indicated.

	Three Months Ended		Nine Months Ended
(Dollars in millions)	March 1, 2014	March 2, 2013	March 1, 2014	March 2, 2013
Operating expenses	$128.8	$117.0	$503.7	$363.4
Percentage of net sales	28.3%	27.6%	36.1%	27.6%
Less: Restructuring and impairment expenses	1.1	—	5.1	1.2
Less: Legacy pension expenses	—	3.1	113.1	22.0
Adjusted operating expenses	$127.7	$113.9	$385.5	$340.2
Percentage of net sales	28.0%	26.9%	27.6%	25.9%

The following table reconciles Operating earnings (loss) to Adjusted operating earnings for the periods indicated.

	Three Months Ended		Nine Months Ended
(Dollars in millions)	March 1, 2014	March 2, 2013	March 1, 2014	March 2, 2013
Operating earnings (loss)	$34.1	$27.4	$(51.9)	$79.2
Percentage of net sales	7.5%	6.5%	(3.7)%	6.0%
Add: Restructuring and impairment expenses	1.1	—	5.1	1.2
Add: Inventory step-up expenses	—	—	1.4	—
Add: Legacy pension expenses	—	4.0	164.4	24.5
Adjusted operating earnings	$35.2	$31.4	$119.0	$104.9
Percentage of net sales	7.7%	7.4%	8.5%	8.0%

The following table reconciles Earnings (loss) per share – diluted to Adjusted earnings per share – diluted for the periods indicated.

	Three Months Ended		Nine Months Ended
	March 1, 2014	March 2, 2013	March 1, 2014	March 2, 2013
Earnings (loss) per share – diluted	$0.33	$0.28	$(0.66)	$0.76
Add: Restructuring and impairment expenses	0.01	—	0.07	0.01
Add: Inventory step-up expenses	—	—	0.01	—
Add: Legacy pension expenses	—	0.04	1.76	0.26
Adjusted earnings per share – diluted	$0.34	$0.32	$1.18	$1.03

Analysis of Third Quarter Results
The following table presents certain key highlights from the results of operations for the periods indicated.

(In millions, except per share data)	Three Months Ended			Nine Months Ended
	March 1, 2014	March 2, 2013	Percent Change	March 1, 2014	March 2, 2013	Percent Change
Net sales	$455.9	$423.5	7.7%	$1,394.5	$1,315.0	6.0%
Cost of sales	293.0	279.1	5.0%	942.7	872.4	8.1%
Gross margin	162.9	144.4	12.8%	451.8	442.6	2.1%
Operating expenses	127.7	117.0	9.1%	498.6	362.2	37.7%
Restructuring and impairment expenses	1.1	—	n/a	5.1	1.2	325.0%
Total operating expenses	128.8	117.0	10.1%	503.7	363.4	38.6%
Operating earnings (loss)	34.1	27.4	24.5%	(51.9)	79.2	(165.5)%
Other expenses, net	4.8	4.1	17.1%	13.6	13.0	4.6%
Earnings (loss) before income taxes and equity income	29.3	23.3	25.8%	(65.5)	66.2	(198.9)%
Income tax expense (benefit)	9.8	6.8	44.1%	(26.9)	21.4	(225.7)%
Equity loss from nonconsolidated affiliates, net of tax	(0.1)	—	n/a	(0.1)	—	n/a
Net earnings (loss)	$19.4	$16.5	17.6%	$(38.7)	$44.8	(186.4)%

Earnings (loss) per share - diluted	$0.33	$0.28	17.9%	$(0.66)	0.76	(186.8)%
Orders	$464.0	$382.2	21.4%	$1,438.2	$1,310.0	9.8%
Backlog	$315.8	$266.6	18.5%

The following table presents, for the periods indicated, select components of the company's Condensed Consolidated Statements of Comprehensive Income as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	March 1, 2014	March 2, 2013	March 1, 2014	March 2, 2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.3	65.9	67.6	66.3
Gross margin	35.7	34.1	32.4	33.7
Operating expenses	28.0	27.6	35.8	27.5
Restructuring and impairment expenses	0.2	—	0.4	0.1
Total operating expenses	28.3	27.6	36.1	27.6
Operating earnings (loss)	7.5	6.5	(3.7)	6.0
Other expenses, net	1.1	1.0	1.0	1.0
Earnings (loss) before income taxes and equity income	6.4	5.5	(4.7)	5.0
Income tax expense (benefit)	2.1	1.6	(1.9)	1.6
Net earnings (loss)	4.3	3.9	(2.8)	3.4

Consolidated Sales
Sales for the fiscal 2014 third quarter and nine month period compared to the same periods in fiscal 2013 increased $32.4 million, or 7.7 percent, and $79.5 million, or 6.0 percent, respectively. The increase in both periods is primarily attributable to the acquisition of Maharam in the fourth quarter of fiscal 2013, as well as increased sales volumes and net changes in pricing. There was no one significant change driving the increased sales volumes. The increases shown below for both the three and nine month periods compared to the same periods in the prior year were due mainly to an improvement in general economic factors resulting in larger project sizes and a corresponding increase in sales volumes. These increases were partially offset by the impact of dealer divestitures, the impact of foreign currency changes, and a decrease in sales volumes to the U.S. federal government.

At the beginning of February, we increased our general list prices an average of 2.5 percent. We believe the benefit of the price increase will begin to impact sales over the next 12 months. Accordingly, references to pricing in the following discussion refer principally to pricing actions taken prior to February 2014 as well as changes in discounting relative to list prices.

The following table presents the quantification of the changes in the fiscal 2014 third quarter net sales for the three and nine month periods compared to the same periods in fiscal 2013.

(In millions)	Three Month Period	Nine Month Period
Third Quarter Fiscal 2013 Net sales	$423.5	$1,315.0
Acquisitions and divestitures
Maharam acquisition	24.4	79.2
Dealer divestitures	(5.9)	(22.7)
Impact from foreign currency	(3.6)	(8.6)
Net changes in pricing	1.9	7.9
U.S. federal government volumes	(6.1)	(13.8)
Change in sales - general	21.7	37.5
Third Quarter Fiscal 2014 Net sales	$455.9	$1,394.5

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

For the three month period ended March 1, 2014, the company's domestic U.S. shipments, as defined by BIFMA, increased 4.6 percent year-over-year, while the company's domestic orders increased 13.6 percent. BIFMA reported an estimated year-over-year increase in shipments of 0.2 percent and an increase in orders of 1.2 percent for the comparable period.

Consolidated Gross Margin
Consolidated gross margin in the third quarter was 35.7 percent of net sales, an increase of 160 basis points from 34.1 percent in the third quarter of fiscal 2013. The increase in gross margin is due to decreased legacy pension expenses due to the fact that the primary domestic defined benefit pension plans were terminated during the second quarter of fiscal 2014. The decrease in legacy pension expenses during the quarter had the effect of increasing gross margin by 20 basis points. Improvements in gross margin were also driven by the impact of price increases (net of incremental discounting), the insourcing of various components and products, and the acquisition of Maharam, which had the effects of increasing gross margin by approximately 30 basis points, 40 basis points, and 100 basis points, respectively, compared to the third quarter of fiscal 2013. Gross margin included the unfavorable impact of foreign currency changes of $3.4 million.

(1) Non-GAAP measurements; see accompanying reconciliations and explanations.

The third quarter Adjusted gross margin(1) increased 140 basis points to 35.7 percent as compared to an Adjusted gross margin in the third quarter of fiscal 2013 of 34.3 percent. The improvement in the Adjusted gross margin is due to benefits captured from price increases (net of incremental discounting), the insourcing of various components and products, and the acquisition of Maharam.

The following table presents, for the periods indicated, the components of the company's cost of sales as a percentage of net sales.

	Three Months Ended			Nine Months Ended
Period Ended	March 1, 2014	March 2, 2013	Change	March 1, 2014	March 2, 2013	Change
Direct materials	41.5%	41.8%	(0.3)%	41.4%	43.0%	(1.6)%
Direct labor	6.5	6.6	(0.1)	6.4	6.5	(0.1)
Manufacturing overhead	10.4	11.6	(1.2)	13.9	10.7	3.2
Freight and distribution	5.9	5.9	—	5.9	6.1	(0.2)
Cost of sales	64.3%	65.9%	(1.6)%	67.6%	66.3%	1.3%

Direct material costs as a percent of net sales, in the third quarter of fiscal 2014, decreased 30 basis points as compared to the third quarter of fiscal 2013. The decrease in material costs as a percent of net sales was primarily related to the impact of insourcing various components and products, which accounted for a 40 basis point decrease. The impact of net pricing improvements and dealer divestitures caused the direct material percentage to decrease by an additional 20 and 10 basis points, respectively. These decreases were offset by the unfavorable impact of changes in product and channel mix compared to the prior year period.

Direct labor was 6.5 percent of net sales for the third quarter of fiscal 2014, a decrease of 10 basis points from the same period last year. This reduction was primarily due to the acquisition of Maharam.

Manufacturing overhead was 10.4 percent of net sales for the third quarter of fiscal 2014, a decrease of 120 basis points from the third quarter of the prior year. The decrease in manufacturing overhead as a percent of net sales was primarily due to the favorable impact of the acquisition of Maharam and dealer divestitures, which provided a favorable impact to gross margin of 40 and 30 basis points, respectively. A decrease in legacy pension expenses had the effect of decreasing manufacturing overhead by 20 basis points. The remaining decrease was due to the impact of changes in the product mix compared to the prior year period.

Freight and distribution expenses, as a percentage of sales, was 5.9 percent for the third quarter of fiscal 2014, which is flat compared to the prior year. There was a reduction of 20 basis points, primarily due to Maharam having lower freight as a percentage of sales as compared to the rest of the business. However, this decrease was offset by unfavorable mix across the rest of the business.

Consolidated gross margin for the nine month period of fiscal 2014 was 32.4 percent of net sales, a decrease of 130 basis points compared to the nine month period of fiscal 2013. The decrease in gross margin as a percent of net sales is primarily due to incremental legacy pension expenses, which had the effect of decreasing gross margin by 350 basis points. An unfavorable impact of changes in product and channel mix (30 basis points) also drove a decrease in the gross margin percentage compared to the prior year nine month period. These decreases were partially offset by the benefit captured from net changes in pricing (40 basis points), the acquisition of Maharam (110 basis points), the insourcing of various components and products (70 basis points), the sale of owned dealers (10 basis points), and lower commodity costs (20 basis points). Gross margin included the unfavorable impact of foreign currency changes of $7.8 million for the nine month period of fiscal 2014.

The Adjusted gross margin(1) for the nine month period increased 240 basis points to an Adjusted gross margin of 36.2 percent as compared to an Adjusted gross margin in fiscal 2013 of 33.8 percent. The improvement in the Adjusted gross margin is due to the benefits captured from net changes in pricing, the acquisition of Maharam, the insourcing of various components and products, and lower commodity prices.

Operating Expenses and Operating Earnings
Operating expenses for the fiscal 2014 third quarter and nine month period compared to the same periods in fiscal 2013 increased $11.8 million and $140.3 million, respectively. The increase in the nine month period was principally driven by an increase in legacy pension expenses due to the termination of the primary domestic benefit plans during the second quarter of fiscal 2014.

(1) Non-GAAP measure; see accompanying reconciliations and explanations.

The company also experienced incremental operating expenses during the three month and nine month periods ended March 1, 2014, as a result of the acquisition of Maharam in the fourth quarter of fiscal 2013. The increase in operating expenses related to the acquisition of Maharam was $13.8 million for the three month period and $39.0 million for the nine month period. Operating expenses in both the three month and nine month periods also increased due to employee incentive expenses and restructuring and impairment charges.

Restructuring and impairment expenses increased $1.1 million and $3.9 million for the third quarter and nine month periods of fiscal 2014 as compared to fiscal 2013. The third quarter increase was due to a restructuring charge of $1.1 million aimed to improve the efficiency of the North American sales and distribution channel and Geiger manufacturing operations. These actions focused primarily on targeted workforce reductions. The rest of the increase recorded in the nine month period of fiscal 2014 related to a $4.0 million impairment stemming from the company's decision not to pursue the construction of a new manufacturing and distribution facility on property that was previously acquired in Ningbo,
China. Rather, the company acquired manufacturing related assets, including a production facility and related equipment, located in Dongguan, China. Restructuring and impairment expenses for the fiscal 2013 third quarter and nine month period were zero and $1.2 million, respectively, and were related to the Nemschoff facility consolidations.

Dealer divestitures and the impact of changes in foreign currency exchange rates drove decreases in operating expenses for both the three month and nine month periods of fiscal 2014, as compared to the same periods of the prior fiscal year. The decreases related to dealer divestitures were $2.6 million and $7.0 million for the three and nine month periods, respectively.

The following table presents the quantification of the changes in the fiscal 2014 operating expenses for the third quarter and nine month period compared to the same periods in fiscal 2013.

(In millions)	Three Months	Nine Months
Third Quarter Fiscal 2013 Operating expenses	$117.0	$363.4
Selling, general & administrative change
Acquisitions and divestitures
Maharam acquisition	13.8	39.0
Dealer divestitures	(2.6)	(7.0)
Legacy pension expenses	(3.1)	91.3
Employee incentive costs	1.6	6.1
Impact from foreign currency	(1.0)	(2.2)
Design and research	(0.2)	3.4
Other	2.2	5.8
Restructuring and impairment change	1.1	3.9
Third Quarter Fiscal 2014 Operating expenses	$128.8	$503.7

Operating earnings in the third quarter of fiscal 2014 were $34.1 million, compared to operating earnings of $27.4 million in the same period last year. The increase in operating earnings relates to improvements in gross margin and a decrease in legacy pension expenses of $4.0 million in the quarter.

Operating losses for the nine month period of fiscal 2014 were $51.9 million, compared to operating earnings of $79.2 million in the same period last year. The decrease in operating earnings relates to the increase in legacy pension expenses of $139.9 million, net of improvements in gross margin.

Other Income/Expense and Income Taxes
Other expense of $4.8 million in the third quarter of fiscal 2014 was $0.7 million higher compared to the prior year period. The increase in the current period was due to a higher loss on foreign currency transactions as compared to the same quarter of the prior year.

Net other expense of $13.6 million in the nine month period of fiscal 2014 was $0.6 million higher compared to the prior year period. The increase was due to a higher loss on foreign currency transactions as compared to the same quarter of the prior year.

The effective tax rates for the three months ended March 1, 2014 and March 2, 2013 were 33.3 percent and 29.4 percent, respectively. The effective tax rates for the nine months ended March 1, 2014 and March 2, 2013 were 41.1 percent and 32.3 percent, respectively. The effective tax rate for the third quarter of fiscal 2014 is higher than the effective tax rate for the same period in the prior year, due to the benefit that was realized from tax credits stemming from the signing of the American Taxpayer Relief Act of 2012 in the prior year. The increase in the effective tax rates for the nine month period was driven primarily by legacy pension expenses, which resulted in a book-income tax benefit calculated at the company's U.S. income tax rate.

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

◦
ELA Furniture Solutions — Herman Miller has renamed the international reportable business segment "ELA" in order to better describe the geographic regions it serves, which include EMEA, Latin America, and Asia-Pacific. Prior to this name change, the company referred to this segment as "non-North America." ELA includes the operations associated with the design, manufacture, and sale of furniture products, primarily for work-related settings, in these aforementioned geographic regions.

◦
Specialty and Consumer — Includes the operations associated with the design, manufacture, and sale of high-end furniture products and textiles including Geiger wood products, Maharam textiles, Herman Miller Collection products and the company's North American consumer business.

The company also reports a corporate category consisting primarily of, as applicable, unallocated corporate expenses including restructuring and other related expenses (including impairment expenses). The current quarter and prior year period segment results are as follows:

(In millions)	Three Months Ended			Nine Months Ended
	March 1, 2014	March 2, 2013	Change	March 1, 2014	March 2, 2013	Change
Net Sales:
North American Furniture Solutions	$293.9	$285.4	$8.5	$909.2	$910.4	$(1.2)
ELA Furniture Solutions	97.9	90.8	7.1	282.6	278.2	4.4
Specialty and Consumer	64.1	47.3	16.8	202.7	126.4	76.3
Corporate	—	—	—	—	—	—
Total	$455.9	$423.5		$1,394.5	$1,315.0

Operating Earnings (Loss):
North American Furniture Solutions	$26.7	$16.2	$10.5	$(58.3)	$52.7	$(111.0)
ELA Furniture Solutions	4.7	5.6	(0.9)	12.9	15.7	(2.8)
Specialty and Consumer	3.6	5.7	(2.1)	(1.4)	12.1	(13.5)
Corporate	(0.9)	(0.1)	(0.8)	(5.1)	(1.3)	(3.8)
Total	$34.1	$27.4		$(51.9)	$79.2

Further information regarding the reportable operating segments can be found in Note 16.

North American Furniture Solutions
Net sales within the North American Furniture Solutions reportable segment ("North America") increased $8.5 million to $293.9 million in the third quarter, representing a 3.0 percent increase from the third quarter last year. The impact of foreign currency decreased the third quarter fiscal 2014 net sales by approximately $1.8 million compared to the same period last year. The current quarter also experienced a $5.9 million decrease in sales due to divestitures of owned dealers. Pricing terms that were more favorable in the current quarter drove an increase in sales of $1.4 million. Decreased demand from the federal government drove a decrease in volume of $6.1 million. There was no one significant factor driving the rest of the change in sales for the three month period, compared to the same period in the prior year, but the remaining increase was due mainly to an improvement in general economic factors resulting in larger project sizes.

Year-to-date net sales within North America decreased 0.1 percent or $1.2 million to $909.2 million. The year-to-date impact of foreign currency decreased net sales by approximately $3.6 million compared to the same period last year. The nine month period of fiscal 2014 also experienced a $22.7 million decrease in sales due to divestitures of owned dealers. Improved pricing terms drove an increase in sales of $6.5 million for the nine month period. Decreased activity from federal government customers drove a decrease in volume of $13.8 million. There was no one significant factor driving the rest of the change in sales for the nine month period, compared to the same period in the prior year, but the remaining increase was due mainly to an improvement in general economic factors resulting in larger project sizes.

Operating earnings for North America in the third quarter of fiscal 2014 were $26.7 million, or 9.1 percent of net sales, compared to operating earnings for the third quarter of fiscal 2013 of $16.2 million or 5.7 percent of net sales. The increase in operating earnings was driven by a decrease in legacy pension costs of $3.8 million. The decrease in legacy pension costs was caused by the termination of the company's primary domestic defined benefit pension plans during the second quarter of fiscal 2014. An increase in employee incentives of $1.3 million as compared to the third quarter of fiscal 2013 offset the favorable impact of decreased legacy pension expenses. The rest of the increase related to improvements in gross margin, which resulted from improved discounting, increased leverage, and better mix.

Operating earnings for North America through the first nine months of fiscal 2014 decreased to a loss of $58.3 million from earnings of $52.7 million for the same period last year. The decrease in operating earnings was driven by increased legacy pension costs of $123.9 million as compared to the prior year, as well as increased employee incentives of $6.6 million. The remaining change in operating earnings was primarily driven by improved gross margin performance.

ELA Furniture Solutions
Net sales within the ELA Furniture Solutions reportable segment were $97.9 million in the third quarter, an increase of $7.1 million from the third quarter of fiscal 2013. This increased sales volume was partially offset by changes in foreign currency exchange rates, which had the effect of reducing net sales by approximately $1.7 million relative to the same period in the prior year.

Net sales within ELA increased $4.4 million to $282.6 million for the nine month period. Net sales increased due to increased sales volumes. The impact of foreign currency changes offset the increase due to sales volumes by approximately $4.8 million compared to the nine month period of fiscal 2013.

Operating earnings within ELA were $4.7 million and $5.6 million for the third quarter of fiscal 2014 and fiscal 2013, respectively. Foreign currency changes decreased operating earnings in the current period for ELA by approximately $1.1 million compared to the same period in the prior year. Decreased sales and marketing costs drove improvement in operating earnings for ELA in the amount of $0.8 million compared to the third quarter of fiscal 2013. The remaining decrease in operating earnings was primarily driven by an increase in employee incentives and unfavorable discounting and mix.

Operating earnings for ELA decreased from $15.7 million in the previous year to $12.9 million for the nine month period of fiscal 2014, of which approximately $3.1 million was due to changes in foreign currency. Decreased sales and marketing costs drove improvement in operating earnings for ELA in the amount of $3.0 million compared to the nine month period of fiscal 2013. The remaining decrease in operating earnings was primarily driven by an increase in employee incentives and unfavorable product mix.

Specialty and Consumer
Net sales for the third quarter within the Specialty and Consumer reportable segment were $64.1 million compared to $47.3 million in the prior year period. Net sales during the quarter increased by $24.4 million due to the acquisition of Maharam. The remaining change in net sales was primarily driven by decreased sales volumes of Geiger wood products.

Net sales for the nine month period within the Specialty and Consumer reportable segment were $202.7 million compared to $126.4 million in the prior year period. The acquisition of Maharam drove an increase in sales of $79.1 million when compared to the nine month period of fiscal 2013. Pricing net of discounting was favorable compared to 2013 year-to-date results, which led to an increase in sales of $1.4 million. The remaining change in net sales was primarily driven by decreased sales volumes of Geiger wood products.

Operating earnings within Specialty and Consumer were $3.6 million for the third quarter of fiscal 2014 or 5.6 percent of net sales. This compares to operating earnings of $5.7 million or 12.1 percent of net sales in the same period in the prior fiscal year. Operating earnings for the period declined due to decreased leverage on lower organic sales volumes.

Operating earnings within Specialty and Consumer were a loss of $1.4 million for the nine month period of fiscal 2014 or (0.7) percent of net sales. This compares to operating earnings of $12.1 million or 9.6 percent of net sales in the same period in the prior fiscal year. Operating earnings for the period declined mainly due to increased legacy pension costs of $16.0 million as compared to the nine month period in the prior year. Operating earnings for the period increased, as compared to the same period in the prior year, due to the results of Maharam, which added operating earnings of $3.0 million.

Financial Condition, Liquidity, and Capital Resources
The table below presents certain key cash flow and capital highlights for the periods indicated.

(In millions)	Nine Months Ended
	March 1, 2014	March 2, 2013
Cash and cash equivalents, end of period	$77.1	$198.1
Marketable securities, end of period	11.1	10.2
Cash provided by operating activities	50.4	77.3
Cash used in investing activities	(38.9)	(40.9)
Cash used in financing activities	(16.6)	(9.8)
Capital expenditures	(32.0)	(39.4)
Stock repurchased and retired	(4.3)	(3.5)
Common stock issued	10.0	5.5
Dividends paid	(22.1)	(11.8)
Interest-bearing debt, end of period	250.0	250.0
Available unsecured credit facility, end of period (1)	142.7	142.3
(1) Amounts shown are net of outstanding letters of credit of $7.3 million and $7.7 million as of March 1, 2014 and March 2, 2013, respectively, which are applied against the company's unsecured credit facility.

Cash Flow — Operating Activities
Cash generated from operating activities was $50.4 million for the nine month period ended March 1, 2014, as compared to $77.3 million in the prior year.

Nine Month Period March 1, 2014
Through the first nine months of fiscal 2014, the decrease in cash from operations of $26.9 million from the same period in the prior year was driven principally by increased pension contributions of $48.8 million, net of the related tax benefits. The remaining change in operating cash flow was primarily related to improved earnings adjusted for legacy pension expenses.

Changes in working capital balances drove an outflow of cash totaling $17.4 million. The main factors driving the decrease in cash from working capital were an increase in net inventories of $7.4 million, an increase in prepaid assets of $7.6 million, an increase in net accounts receivable of $6.0 million, and a decrease in trade accounts payable of $5.2 million. These factors more than offset drivers within working capital that increased cash, such as an increase in other accruals of $11.1 million.

Nine Month Period March 2, 2013
Through the first nine months of fiscal 2013, changes in working capital balances drove a use of cash totaling $4.7 million. The main factors impacting working capital were decreases in accounts receivable and prepaid expenses of $4.9 million and $6.5 million, respectively. These amounts were more than offset by an increase in inventory of $8.5 million and a decrease in current liabilities of $7.5 million, leading to the use of cash from working capital.

Cash Flow — Investing Activities
The most significant investing cash outflow in the fiscal 2014 nine month period related to investments in capital assets. The company purchased $32.0 million of capital assets in fiscal 2014 compared to $39.4 million in the nine month period of fiscal 2013. Cash paid for the acquisition of the Dongguan, China manufacturing and distribution operations for the nine month period of fiscal 2014 was $6.7 million versus capital expenditures related to the company's purchase of property in Ningbo, China for the nine month period of fiscal 2013 of $7.4 million. At the end of the third quarter of fiscal 2014, there were outstanding commitments for capital purchases of $9.9 million compared to $13.4 million for the same period in the prior year. The company expects full-year capital purchases to be approximately $50 million primarily related to planned investments in the company's facilities and equipment. This compares to full-year capital spending of $50.2 million in fiscal 2013.

Cash Flow — Financing Activities
Cash outflows used in financing activities were $16.6 million for the fiscal 2014 nine month period compared to $9.8 million in the first nine months of the prior year. Cash outflows for dividend payments were $22.1 million and $11.8 million for the nine month periods of fiscal 2014 and fiscal 2013, respectively. Dividend payments during fiscal 2014 reflected the increased quarterly dividend of $0.125 per share that the company announced during the third quarter of fiscal 2013. During the third quarter of fiscal 2014, the company announced an increase in its quarterly cash dividend to $0.14 per share payable in April 2014. Cash inflows for stock issuances related to employee benefit programs were $10.0 million and $5.5 million during the nine month periods of fiscal 2014 and fiscal 2013, respectively.

Outstanding standby letters of credit totaled $7.3 million, all of which is considered as usage against the company's unsecured revolving credit facility at the end of the third quarter of fiscal 2014. At the end of the third quarter, the availability under this credit facility was $142.7 million. The provisions of the private placement notes and unsecured credit facility require that the company adhere to certain covenant restrictions and maintain certain performance ratios. The company was in compliance with all such restrictions and performance ratios for the third quarter and expects to remain in compliance in the foreseeable future.

At the end of the third quarter of fiscal 2014, the company had cash and cash equivalents of $77.1 million including $43.5 million of cash and cash equivalents held outside the U.S. In addition, the company had marketable securities of $11.1 million held by one of its international subsidiaries. The subsidiary holding the company's marketable securities is taxed as a U.S. taxpayer at the company's election; consequently, for tax purposes, all U.S. tax impacts for this subsidiary have been recorded. The company currently has no plans to repatriate cash from foreign subsidiaries during fiscal 2014. The company has $6.3 million of cash held outside of the U.S. for which all U.S. taxes have been recorded. The company's intent is to permanently reinvest the remainder of the cash outside of the U.S. The company's plans do not indicate a need to repatriate these balances to fund U.S. operations.

The company believes cash on hand, cash generated from operations, and the borrowing capacity will provide adequate liquidity to fund near term and future business operations and capital needs.

Contractual Obligations
Contractual obligations associated with the ongoing business and financing activities will require cash payments in future periods. A table summarizing the amounts and estimated timing of these future cash payments was provided in the company's annual report on Form 10-K filing for the year ended June 1, 2013.

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

Variable Interest Entities
On occasion, the company provides financial support to certain independent dealers in the form of term loans, lines of credit, and/or loan guarantees that may represent variable interests in such entities. As of March 1, 2014, the company was not considered to be the primary beneficiary of any such dealer relationships under FASB ASC Topic 810, Consolidation. Accordingly, the company is not required to consolidate the financial statements of any of these entities as of March 1, 2014.

The risk and rewards associated with the interests in these dealerships are primarily limited to the outstanding loans and guarantee amounts. As of March 1, 2014, the company's maximum exposure to potential losses, net of reserve amounts, related to outstanding loans to these other entities was zero.

Contingencies
See Note 12 to the condensed consolidated financial statements.

Critical Accounting Policies
The company strives to report financial results clearly and understandably. The company follows accounting principles generally accepted in the United States in preparing its consolidated financial statements, which require certain estimates and judgments that affect the financial position and results of operations for the company. The company continually reviews the accounting policies and financial information disclosures. A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the company's annual report on Form 10-K filing for the year ended June 1, 2013. During the first nine months of fiscal 2014, there were no material changes in the accounting policies and assumptions previously disclosed.

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

Foreign Exchange Risk
The company manufactures its products in the United States, United Kingdom and China. The company also sources completed products and product components from both inside and outside the United States. The company's completed products are sold in numerous countries around the world. Sales in foreign countries as well as certain expenses related to those sales are transacted in currencies other than the company's reporting currency, the U.S. dollar. Accordingly, production costs and profit margins related to these sales are affected by the currency exchange relationship between the countries where the sales take place and the countries where the products are sourced or manufactured. These currency exchange relationships can also affect the company's competitive positions within these markets.

In the normal course of business, the company enters into contracts denominated in foreign currencies. The principal foreign currencies in which the company conducts its business are the British pound sterling, European euro, Canadian dollar, Australian dollar, Japanese yen, Mexican peso, Brazilian real, Indian rupee, Hong Kong dollar and Chinese renminbi. As of March 1, 2014, fourteen contracts in total were placed to offset various currency exposures. To offset net asset exposure denominated in non-functional currency, seven forward contracts were placed, including forward contracts to sell 6.6 million euros, 0.5 million Australian dollars, 0.5 million Canadian dollars, 19.0 million Hong Kong dollars, and 8.1 million United States dollars. Conversely, seven contracts were placed to offset the company's net liability exposure denominated in non-functional currency. These seven contracts included forward contracts to buy 11.1 million U.S. dollars, 0.5 million British pound sterling and 0.3 million euros.

As of June 1, 2013, the company had outstanding, thirteen forward currency instruments designed to offset either net asset or net liability exposure that was denominated in non-functional currencies. To offset net asset exposure denominated in non-functional currency, six forward contracts were placed, including forward contracts to sell 9.5 million Hong Kong dollars, 6.4 million euros, 5.4 million U.S. dollars, and 0.6 million Australian dollars. Conversely, seven contracts were placed to offset the company's net liability exposure denominated in non-functional currency. These seven contracts included forward contracts to buy 1.3 million British pound sterling and 6.7 million U.S.dollars.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Under the supervision of, and with the participation of management, the company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 1, 2014, and have concluded that as of that date, the company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
There were no changes in the company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended March 1, 2014, that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

HERMAN MILLER, INC.
PART II — OTHER INFORMATION

Item 1:	Legal Proceedings

Referred to in Note 12 of the condensed consolidated financial statements.

Item 1A:	Risk Factors

There have been no material changes in the assessment of the company's risk factors from those set forth in the Annual Report on Form 10-K for the year ended June 1, 2013.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(A) Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during the quarter ended March 1, 2014.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (in millions)
12/1/13-12/28/13	201	$28.71	201	$158.9
12/29/13-1/25/14	6,152	$28.89	6,152	$158.7
1/26/14-3/1/14	—	$—	—	$158.7
Total	6,353		6,353

No repurchase plans expired or were terminated during the third quarter of fiscal 2014, nor do any plans exist under which the company does not intend to make further purchases.

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

HERMAN MILLER, INC.

April 8, 2014	/s/ Brian C. Walker
Brian C. Walker
Chief Executive Officer
(Duly Authorized Signatory for Registrant)

April 8, 2014	/s/ Gregory J. Bylsma
Gregory J. Bylsma
Chief Financial Officer
(Duly Authorized Signatory for Registrant)