Form 10-K
period 2014-05-31
MILLER HERMAN INC
filed 2014-07-29
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[__]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended May 31, 2014	Commission File No. 001-15141
Herman Miller, Inc.
(Exact name of registrant as specified in its charter)

Michigan	38-0837640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

855 East Main Avenue
PO Box 302
Zeeland, Michigan	49464-0302
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (616) 654 3000
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $.20 Par Value (Title of Class)

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
Yes [__] No [ X ]
The aggregate market value of the voting stock held by “nonaffiliates” of the registrant (for this purpose only, the affiliates of the registrant have been assumed to be the executive officers and directors of the registrant and their associates) as of November 30, 2013, was $1,864,534,305 (based on $31.91 per share which was the closing sale price as reported by NASDAQ).
The number of shares outstanding of the registrant's common stock, as of July 24, 2014: Common stock, $.20 par value - 59,404,641 shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on October 6, 2014, are incorporated into Part III of this report.

This page intentionally left blank.

PART I

Item 1 BUSINESS

General Development of Business
The company researches, designs, manufactures, and distributes interior furnishings, for use in various environments including office, healthcare, educational, and residential settings, and provides related services that support organizations and individuals all over the world. The company's products are sold primarily through independent contract office furniture dealers as well as the following channels: owned contract office furniture dealers, direct customer sales, independent retailers, and the company's online store. Through research, the company seeks to define and clarify customer needs and problems existing in its markets and to design, through innovation where appropriate and feasible, products, systems, and services that serve as compelling solutions to such problems. Ultimately, the company seeks to create and enable inspiring designs, inventive technologies, and strategic services that help people to do great things and organizations to perform at their best.

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
Narrative Description of Business
The company's principal business consists of the research, design, manufacture, and distribution of office furniture systems, seating products, other freestanding furniture elements, textiles, and related services. Most of these systems and products are designed to be used together.

The company's mission statement is "Inspiring Designs To Help People Do Great Things." The company's ingenuity and design excellence creates award-winning products and services, which has made us a leader in design and development of furniture, furniture systems, and textiles. This leadership is exemplified by the innovative concepts introduced by the company in its modular systems (including Canvas Office Landscape™, Locale®, Metaform Portfolio™, Public Office Landscape™, Action Office®, Ethospace®, Resolve®, and My Studio Environments™). The company also offers a broad array of seating (including Embody®, Aeron®, Mirra®, Mirra2™, Setu®, Sayl®, Celle®, Equa®, and Ergon® office chairs), storage (including Meridian® and Tu™ products), wooden casegoods (including Geiger® products), freestanding furniture products (including Abak®, Intent®, Sense™ and Envelop®), healthcare products (including Compass®, Nala®, and other Nemschoff® products) the Thrive portfolio of ergonomic solutions, and the recently acquired textiles of Maharam Fabric Corporation (Maharam).

The company's products are marketed worldwide by its own sales staff, independent dealers and retailers, its owned dealer network, and via its e-commerce website. Salespeople work with dealers, the architecture and design community, and directly with end-users. Independent dealerships concentrate on the sale of Herman Miller products and some complementary product lines of other manufacturers. It is estimated that approximately 80 percent of the company's sales in the fiscal year ended May 31, 2014, were made to or through independent dealers. The remaining sales were made directly to end-users, including federal, state, and local governments, and several major corporations, by the company's own sales staff, its owned dealer network, or independent retailers.

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

Patents, Trademarks, Licenses, Etc.
The company has 108 active United States utility patents on various components used in its products and 49 active United States design patents. Many of the inventions covered by the United States patents also have been patented in a number of foreign countries. Various trademarks, including the name and stylized “Herman Miller” and the “Herman Miller Circled Symbolic M” trademark are registered in the United States and many foreign countries. The company does not believe that any material part of its business depends on the continued availability of any one or all of its patents or trademarks, or that its business would be materially adversely affected by the loss of any thereof, except for Herman Miller®, Herman Miller Circled Symbolic M®, Maharam®, Geiger®, Nemschoff®, Action Office®, Ethospace®, Aeron®, Mirra®, Embody®, Setu®, Sayl®, Eames®, PostureFit®, Meridian®, and Canvas Office Landscape®. It is estimated that the average remaining life of such patents and trademarks is approximately 5 years and 6 years, respectively.

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

Customer Base
It is estimated that no single dealer accounted for more than 5 percent of the company's net sales in the fiscal year ended May 31, 2014. It is also estimated that the largest single end-user customer, the U.S. federal government, accounted for $102 million, $114 million and $164 million of the company's net sales in fiscal 2014, 2013, and 2012, respectively. This represents approximately 5 percent, 6 percent and 9.5 percent of the company's net sales in fiscal 2014, 2013, and 2012, respectively. The 10 largest customers accounted for approximately 23 percent, 23 percent, and 22 percent of net sales in fiscal 2014, 2013, and 2012, respectively.

Backlog of Unfilled Orders
As of May 31, 2014, the company's backlog of unfilled orders was $306.4 million. At June 1, 2013, the company's backlog totaled $274.4 million. It is expected that substantially all the orders forming the backlog at May 31, 2014, will be filled during the next fiscal year. Many orders received by the company are reflected in the backlog for only a short period while other orders specify delayed shipments and are carried in the backlog for up to one year. Accordingly, the amount of the backlog at any particular time does not necessarily indicate the level of net sales for a particular succeeding period.

Government Contracts
Other than standard provisions contained in contracts with the United States Government, the company does not believe that any significant portion of its business is subject to material renegotiation of profits or termination of contracts or subcontracts at the election of various government entities. The company sells to the U.S. Government both through a General Services Administration ("GSA") Multiple Award Schedule Contract and through competitive bids. The GSA Multiple Award Schedule Contract pricing is principally based upon the company's commercial price list in effect when the contract is initiated, rather than being determined on a cost-plus-basis. The company is required to receive GSA approval to apply list price increases during the term of the Multiple Award Schedule Contract period.

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

Research, Design and Development
The company draws great competitive strength from its research, design and development programs. Accordingly, the company believes that its research and design activities are of significant importance. Through research, the company seeks to define and clarify customers and the problems which they are trying to solve. The company designs innovative products and services that address customer needs and solve their problems. The company uses both internal and independent research resources and independent design resources. Exclusive of royalty payments, the company spent approximately $53.9 million, $48.3 million, and $41.0 million on research and development activities in fiscal 2014, 2013, and 2012, respectively. Generally, royalties are paid to designers of the company's products as the products are sold and are not included in research and development costs since they are variable based on product sales.

Environmental Matters
We believe the environment is a cause every corporation should put high on its agenda. Ten years ago, we put into place a set of environmental goals that included a zero operational footprint. We have sharpened our goals around the smart use of resources, eco-inspired design, and becoming community driven. Our new 10-year sustainability strategy - Earthright - begins with three principles; positive transparency, products as living things, and becoming greener together. Most important, we are finding new ways to involve more employees and suppliers. Based on current facts known to management, the company does not believe that existing environmental laws and regulations have had or will have any material effect upon the capital expenditures, earnings, or competitive position of the company. However, there can be no assurance that environmental legislation and technology in this area will not result in or require material capital expenditures or additional costs to our manufacturing process.

Human Resources
The company considers its employees to be another of its major competitive strengths. The company stresses individual employee participation and incentives, believing that this emphasis has helped attract and retain a competent and motivated workforce. The company's human resources group provides employee recruitment, education and development, and compensation planning and counseling. There have been no work stoppages or labor disputes in the company's history, and its relations with its employees are considered good. Approximately 8.0 percent of the company's employees are covered by collective bargaining agreements, most of whom are employees of its Nemschoff and Herman Miller Ningbo subsidiaries.

As of May 31, 2014, the company employed 6,630 full-time and 162 part-time employees, representing a 16.2 percent increase and a 0.6 percent increase, respectively, compared with June 1, 2013. The increase in employees was driven principally by our acquisition of the manufacturing and distribution facilities in Dongguan, China, during fiscal 2014. Refer to Note 2 of the Consolidated Financial Statements for further information regarding this acquisition. In addition to its employee work force, the company uses temporary purchased labor to meet uneven demand in its manufacturing operations.

Information about International Operations
The company's sales in international markets are made primarily to office/institutional customers. Foreign sales consist mostly of office furniture products such as Abak®, Aeron®, Mirra®, Celle®, Sayl®, Layout Studio®, and other seating and storage products (including POSH products). The company conducts business in the following major international markets: Europe, Canada, the Middle East, Latin America, South America and the Asia/Pacific region. In certain foreign markets, the company's products are offered through licensing of foreign manufacturers on a royalty basis.

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
The recent disruptions in the global economic and financial markets adversely impacted the broader financial and credit markets, at times reducing the availability of debt and equity capital for the market as a whole. Conditions such as these could re-emerge in the future. Accordingly, our ability to access the capital markets could be restricted at a time when we would like, or need, to access those markets, which could have an impact on our flexibility to react to changing economic and business conditions. The resulting lack of available credit, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition, results of operations, our ability to take advantage of market opportunities and our ability to obtain and manage our liquidity. In addition, the cost of debt financing and the proceeds of equity financing may be materially and adversely impacted by these market conditions. The extent of any impact would depend on several factors, including our operating cash flows, the duration of tight credit conditions and volatile equity markets, our credit capacity, the cost of financing, and other general economic and business conditions. Our credit agreements contain performance covenants, such as a limit on the ratio of debt to earnings before interest, taxes, depreciation and amortization, and limits on subsidiary debt and incurrence of liens. Although we believe none of these covenants are presently restrictive to our operations, our ability to meet the financial covenants can be affected by events beyond our control.

We may not be successful in implementing and managing our growth strategy.
We have established a growth strategy for the business based on a changing and evolving world. Through this strategy we are positioning the company to take advantage of existing markets, explore growth opportunities in new markets with supportive demographics, increase demand by addressing unmet needs, and expanding into areas that yield higher prospects for margins and profitability.

We ultimately aspire to create a lifestyle brand, and we intend to grow in certain targeted ways. First, we will invest in areas that increase our addressable markets across focused customer segments (such as healthcare, education, small and medium business, and consumer). Second, we will expand into emerging geographic markets that offer growth potential based upon their supportive demographics. Third, we will continue to invest in innovative products, which has been a hallmark of our success for many years. And finally, we will grow through targeted acquisitions.

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

Certain growth opportunities may require us to invest in acquisitions, alliances, and the startup of new business ventures. These investments may not perform according to plan and may involve the assumption of business, operational, or other risks that are new to our business.

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

Pursuing our strategic plan in new and adjacent markets, as well as within developing economies, will require us to find effective new channels of distribution. There is no assurance that we can develop or otherwise identify these channels of distribution.

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

Other macroeconomic developments, such as the recent recessions in Europe, the debt crisis in certain countries in the European Union, and the economic slow down in Asia could negatively affect the company's ability to conduct business in those geographies. The continuing debt crisis in certain European countries could cause the value of the Euro to deteriorate, reducing the purchasing power of the company's European customers and potentially undermine the financial health of the company's suppliers and customers in other parts of the world. Financial difficulties experienced by the company's suppliers and customers, including distributors, could result in product delays and inventory issues; risks to accounts receivable could result in delays in collection and greater bad debt expense.

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

Item 1B UNRESOLVED STAFF COMMENTS

None

Item 2 PROPERTIES

The company owns or leases facilities located throughout the United States and several foreign countries. The location, square footage, and use of the most significant facilities at May 31, 2014 were as follows:

Owned Locations	Square Footage	Use
Holland, Michigan	917,400	Manufacturing, Distribution, Warehouse, Design, Office
Spring Lake, Michigan	582,700	Manufacturing, Warehouse, Office
Zeeland, Michigan	750,800	Manufacturing, Warehouse, Office
Dongguan, China	224,019	Manufacturing, Distribution, Warehouse, Office
Sheboygan, Wisconsin	207,700	Manufacturing, Warehouse, Office
Hildebran, North Carolina	93,000	Manufacturing, Office
Bath, United Kingdom	85,000	Manufacturing, Office

Leased Locations	Square Footage	Use
Atlanta, Georgia	176,700	Manufacturing, Warehouse, Office
Chippenham, United Kingdom	100,800	Manufacturing, Warehouse, Office
Ningbo, China	94,700	Manufacturing, Warehouse, Office
Hong Kong, China	104,402	Warehouse, Office
Yaphank, New York	92,000	Warehouse, Office

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

ADDITIONAL ITEM: EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information relating to Executive Officers of the company is as follows.

Name	Age	Year Elected an Executive Officer	Position with the Company
Gregory J. Bylsma	49	2009	Executive Vice President, Chief Financial Officer
Steven C. Gane	59	2009	Senior Vice President, President, Geiger & Specialty/Consumer
Donald D. Goeman	57	2005	Executive Vice President, Research, Design & Development
Jeffrey L. Kurburski	48	2014	Vice President, Information Technology
Andrew J. Lock	60	2003	Executive Vice President, President, International
H. Timothy Lopez	43	2014	Senior Vice President, Legal Services and Secretary
Louise McDonald	59	2013	Executive Vice President, President, Healthcare
Curtis S. Pullen	54	2007	Executive Vice President, President, North American Office and Learning Environments
Michael F. Ramirez	49	2011	Senior Vice President, People, Places and Administration
Jeffrey M. Stutz	43	2009	Treasurer and Chief Accounting Officer
Brian C. Walker	52	1996	President and Chief Executive Officer
B. Ben Watson	49	2010	Executive Creative Director

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

Mr. Kurburski joined Herman Miller in 1990. He served as Director of IT, Herman Miller Casegoods from 1998 to 2003, Director of IT Infrastructure from 2003 to 2007, and has served in his current capacity of Vice President of Information Technology since 2007.

Mr. Lopez joined Herman Miller in 2012 and serves as Senior Vice President of Legal Services, General Counsel and Secretary. Prior to this he was an Associate General Counsel with A. O. Smith Corporation from 2008 to 2012 and Senior Staff Attorney to Kohler Co. from 2002 to 2008.

Ms. McDonald joined Herman Miller in 2013 as President of Healthcare, and prior to this she worked for Welch Allyn for 31 years serving mostly as an Executive Vice President.

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

Item 4 MINE SAFETY DISCLOSURES - Not applicable

PART II

Item 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Share Price, Earnings, and Dividends Summary
Herman Miller, Inc., common stock is traded on the NASDAQ-Global Select Market System (Symbol: MLHR). As of July 24, 2014, there were approximately 20,000 record holders, including individual participants in security position listings, of the company's common stock.

Per Share and Unaudited	Market Price High (at close)	Market Price Low (at close)	Market Price Close	Earnings (loss) Per Share- Diluted (1)	Dividends Declared Per Share
Year ended May 31, 2014:
First quarter	$29.13	$25.47	$25.47	$0.38	$0.125
Second quarter	31.91	25.56	31.91	(1.37)	0.125
Third quarter	30.95	26.47	28.18	0.33	0.140
Fourth quarter	32.43	27.83	31.27	0.28	0.140
Year	$32.43	$25.47	$31.27	$(0.37)	$0.530
Year ended June 1, 2013:
First quarter	$20.24	$16.35	$19.56	$0.34	$0.090
Second quarter	21.73	18.58	21.12	0.14	0.090
Third quarter	24.96	20.61	24.20	0.28	0.125
Fourth quarter	28.17	23.58	28.11	0.40	0.125
Year	$28.17	$16.35	$28.11	$1.16	$0.430

(1) The sum of the quarters may not equal the annual balance due to rounding associated with the calculation of earnings per share on an individual quarter basis

Dividends were declared and paid quarterly during fiscal 2014 and 2013 as approved by the Board of Directors. While it is anticipated that the company will continue to pay quarterly cash dividends, the amount and timing of such dividends is subject to the discretion of the Board depending on the company's future results of operations, financial condition, capital requirements, and other relevant factors.

Issuer Purchases of Equity Securities
The following is a summary of share repurchase activity during the fourth quarter ended May 31, 2014.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs (1)
3/2/14-3/29/14	76	28.43	76	$158,747,587
3/30/14-4/26/14	247,510	32.41	247,510	$150,725,365
4/27/14-5/31/14	13,573	30.51	13,573	$150,311,218
Total	261,159	32.31	261,159

(1) Amounts are as of the end of the period indicated

The company has a share repurchase plan authorized by the Board of Directors on September 28, 2007, which provided share repurchase authorization of $300,000,000 with no specified expiration date.

No repurchase plans expired or were terminated during the fourth quarter of fiscal 2014.

During the period covered by this report, the company did not sell any of its equity shares that were not registered under the Securities Act of 1933.

Stockholder Return Performance Graph
Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on the company's common stock with that of the cumulative total return of the Standard & Poor's 500 Stock Index and the NASD Non-Financial Index for the five-year period ended May 31, 2014. The graph assumes an investment of $100 on May 31, 2009 in the company's common stock, the Standard & Poor's 500 Stock Index and the NASD Non-Financial Index, with dividends reinvested.

	2009	2010	2011	2012	2013	2014
Herman Miller, Inc.	$100	$137	$178	$132	$208	$232
S&P 500 Index	$100	$119	$145	$139	$177	$209
NASD Non-Financial	$100	$128	$163	$164	$203	$253

Information required by this item is also contained in Item 12 of this report.

Item 6 SELECTED FINANCIAL DATA

Review of Operations

(In millions, except key ratios and per share data)	2014	2013	2012	2011	2010
Operating Results
Net sales	$1,882.0	$1,774.9	$1,724.1	$1,649.2	$1,318.8
Gross margin	631.0	605.2	590.6	538.1	428.5
Selling, general, and administrative (8)	590.8	430.4	400.3	369.0	334.4
Design and research	65.9	59.9	52.7	45.8	40.5
Operating earnings (loss)	(25.7)	114.9	137.6	123.3	53.6
Earnings (loss) before income taxes	(43.4)	97.2	119.5	102.5	34.8
Net earnings (loss)	(22.1)	68.2	75.2	70.8	28.3
Cash flow from operating activities	90.1	136.5	90.1	89.0	98.7
Cash flow used in investing activities	(48.2)	(209.7)	(58.4)	(31.4)	(77.6)
Cash flow used in financing activities	(22.4)	(16.0)	(1.6)	(50.2)	(78.9)
Depreciation and amortization	42.4	37.5	37.2	39.1	42.6
Capital expenditures	40.8	50.2	28.5	30.5	22.3
Common stock repurchased plus cash dividends paid	43.0	22.7	7.9	6.0	5.7

Key Ratios
Sales growth (decline)	6.0%	2.9%	4.5%	25.1%	(19.1)%
Gross margin (1)	33.5	34.1	34.3	32.6	32.5
Selling, general, and administrative (1) (8)	31.4	24.3	23.2	22.4	25.4
Design and research (1)	3.5	3.4	3.1	2.8	3.1
Operating earnings (1)	(1.4)	6.5	8.0	7.5	4.1
Net earnings growth (decline)	(132.4)	(9.3)	6.2	150.2	(58.4)
After-tax return on net sales (4)	(1.2)	3.8	4.4	4.3	2.1
After-tax return on average assets (5)	(2.3)	7.6	9.1	9.0	3.7
After-tax return on average equity (6)	(6.4)%	24.0%	33.2%	49.7%	64.2%

Share and Per Share Data
Earnings (loss) per share-diluted	$(0.37)	$1.16	$1.29	$1.06	$0.43
Cash dividends declared per share	0.53	0.43	0.09	0.09	0.09
Book value per share at year end	6.27	5.44	4.25	3.53	1.41
Market price per share at year end	31.27	28.11	17.87	24.56	19.23
Weighted average shares outstanding-diluted	59.0	58.8	58.5	57.7	57.5

Financial Condition
Total assets	$990.9	$946.5	$839.1	$808.0	$770.6
Working capital (3)	145.7	109.3	201.6	205.9	182.9
Current ratio (2)	1.3	1.4	1.8	1.8	1.3
Interest-bearing debt and related swap agreements	250.0	250.0	250.0	250.0	301.2
Stockholders' equity	372.1	319.5	248.3	205.0	80.1
Total capital (7)	622.1	569.5	498.3	455.0	381.3
(1) Shown as a percent of net sales.
(2) Calculated using current assets divided by current liabilities.
(3) Calculated using current assets less non-interest bearing current liabilities.
(4) Calculated as net earnings (loss) divided by net sales.
(5) Calculated as net earnings (loss) divided by average assets.
(6) Calculated as net earnings (loss) divided by average equity.
(7) Calculated as interest-bearing debt plus stockholders' equity.
(8) Selling, general, and administrative expenses includes restructuring and impairment expenses in years that are applicable.

Review of Operations

(In millions, except key ratios and per share data)	2009	2008	2007	2006	2005
Operating Results
Net sales	$1,630.0	$2,012.1	$1,918.9	$1,737.2	$1,515.6
Gross margin	527.7	698.7	645.9	574.8	489.8
Selling, general, and administrative (8)	359.2	400.9	395.8	371.7	327.7
Design and research	45.7	51.2	52.0	45.4	40.2
Operating earnings	122.8	246.6	198.1	157.7	121.9
Earnings before income taxes	98.9	230.4	187.0	147.6	112.8
Net earnings	68.0	152.3	129.1	99.2	68.0
Cash flow from operating activities	91.7	213.6	137.7	150.4	109.3
Cash flow used in investing activities	(29.5)	(51.0)	(37.4)	(47.6)	(40.1)
Cash flow used in financing activities	(16.5)	(86.5)	(131.5)	(151.4)	(106.6)
Depreciation and amortization	41.7	43.2	41.2	41.6	46.9
Capital expenditures	25.3	40.5	41.3	50.8	34.9
Common stock repurchased plus cash dividends paid	19.5	287.9	185.6	175.4	152.0

Key Ratios
Sales growth (decline)	(19.0)%	4.9%	10.5%	14.6%	13.2%
Gross margin (1)	32.4	34.7	33.7	33.1	32.3
Selling, general, and administrative (1) (8)	22.0	19.9	20.6	21.4	21.6
Design and research (1)	2.8	2.5	2.7	2.6	2.7
Operating earnings (1)	7.5	12.3	10.3	9.1	8.0
Net earnings growth (decline)	(55.4)	18.0	30.1	45.9	60.8
After-tax return on net sales (4)	4.2	7.6	6.7	5.7	4.5
After-tax return on average assets (5)	8.8	21.0	19.4	14.4	9.6
After-tax return on average equity (6)	433.1%	170.5%	87.9%	64.2%	37.3%

Share and Per Share Data
Earnings per share-diluted	$1.25	$2.56	$1.98	$1.45	$0.96
Cash dividends declared per share	0.29	0.35	0.33	0.31	0.29
Book value per share at year end	0.15	0.42	2.47	2.10	2.45
Market price per share at year end	14.23	24.80	36.53	30.34	29.80
Weighted average shares outstanding-diluted	54.5	59.6	65.1	68.5	70.8

Financial Condition
Total assets	$767.3	$783.2	$666.2	$668.0	$707.8
Working capital (3)	243.7	182.7	103.2	93.8	162.3
Current ratio (2)	1.6	1.6	1.4	1.3	1.5
Interest-bearing debt and related swap agreements	377.4	375.5	176.2	178.8	194.0
Stockholders' equity	8.0	23.4	155.3	138.4	170.5
Total capital (7)	385.4	398.9	331.5	317.2	364.5

Item 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis
You should read the issues discussed in Management's Discussion and Analysis in conjunction with the company's Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in this Form 10-K.

Executive Overview
Herman Miller’s inspiring designs, inventive technologies and strategic services help people do great things and organizations to perform at their best. At present, most of our customers come to us for interior environments in corporate office and healthcare settings. We also have a growing presence in educational and consumer markets. Our primary products include furniture systems, seating, storage, freestanding furniture, healthcare environment products, casegoods and textiles.

More than 100 years of innovative business practices and a commitment to social responsibility have established Herman Miller as a recognized global company. A past recipient of the Smithsonian Institution's Cooper-Hewitt National Design Award, Herman Miller designs can be found in the permanent collections of museums worldwide. In 2013, Herman Miller again received the Human Rights Campaign Foundation’s top rating in its annual Corporate Equality Index and was named among the 50 Best U.S. Manufacturers by Industry Week.  Herman Miller is included in the Dow Jones Sustainability World Index.

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

The company is globally positioned in terms of manufacturing operations. In the United States, the manufacturing operations are located in Michigan, Georgia, Wisconsin and North Carolina. In Europe, the manufacturing presence is located within the United Kingdom. The manufacturing operations in Asia include facilities located in Dongguan and Ningbo, China. The company manufactures products using a system of lean manufacturing techniques collectively referred to as the Herman Miller Performance System (HMPS). Herman Miller strives to maintain efficiencies and cost savings by minimizing the amount of inventory on hand. Accordingly, production is order-driven with direct materials and components purchased as needed to meet demand. The standard lead time for the majority of our products is 10 to 20 days. These factors result in a high rate of inventory turns and typically cause our inventory levels to appear relatively low compared to sales volume.

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

The business is comprised of various operating segments as defined by generally accepted accounting principles in the United States (U.S. GAAP). The operating segments are determined on the basis of how the company internally reports and evaluates financial information used to make operating decisions. For external reporting purposes, the company has identified the following reportable segments:

•
North American Furniture Solutions — Includes the operations associated with the design, manufacture, and sale of furniture products for work-related settings, including office, education, and healthcare environments, throughout the United States and Canada. The North American Furniture Solutions reportable segment is the aggregation of two operating segments. In addition, the company has determined that both operating segments within the North American Furniture Solutions reportable segment represent reporting units.

•
ELA Furniture Solutions — During fiscal 2014, the company renamed its international reportable business segment ELA Furniture Solutions in order to better describe the geographic regions it serves, which include EMEA, Latin America, and Asia-Pacific. Prior to this name change, the company referred to this segment as "Non-North America." ELA Furniture Solutions includes the operations associated with the design, manufacture, and sale of furniture products, primarily for work-related settings, in these aforementioned geographic regions

•
Specialty and Consumer — Includes the operations associated with the design, manufacture, and sale of high-end furniture products and textiles including Geiger wood products, Maharam textiles, Herman Miller Collection products and the company's North American consumer retail business.

The company also reports a corporate category consisting primarily of unallocated corporate expenses including restructuring and impairment costs.

Core Strengths
The company relies on the following core strengths in delivering workplace solutions to customers.

•
Brands - The Herman Miller brand is recognized by customers as a pioneer in design and sustainability, and as an advocate that supports their needs and interests. Within the industries the company operates, Herman Miller, Nemschoff, Geiger, Maharam, POSH, and Colbrook Bosson Saunders (CBS) are acknowledged as leading brands that inspire architects and designers to create their best design solutions. Leveraging the company's brand equity across the lines of business to extend the company's reach to customers and consumers is an important element of the company's business strategy.

•
Problem-Solving Design and Innovation - The company is committed to developing research-based functionality and aesthetically innovative new products and has a history of doing so, in collaboration with a global network of leading independent designers. The company believes its skills and experience in matching problem-solving design with the workplace needs of customers provides the company with a competitive advantage in the marketplace. An important component of the company's business strategy is to actively pursue a program of new product research, design, and development. The company accomplishes this through the use of an internal research and engineering staff, engaging with third party design resources generally compensated on a royalty basis.

•
Operational Excellence - The company was among the first in our industry to embrace the concepts of lean manufacturing. HMPS provides the foundation for all of our manufacturing operations. The company is committed to continuously improving both product quality and production and operational efficiency. The company has extended this lean process work to its non-manufacturing processes as well as externally to our manufacturing supply chain and distribution channel. The company believes these concepts hold significant promise for further gains in reliability, quality and efficiency.

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

•
Independent Contract Furniture Dealers - Most of the company's product sales are made to a network of independently owned and operated contract furniture dealerships doing business in many countries around the world. These dealers purchase the company's products and distribute them to end customers. The company recognizes revenue on product sales through this channel once products are shipped and title passes to the dealer. Many of these dealers also offer furniture-related services, including product installation.

•
Owned Contract Furniture Dealers - At May 31, 2014, the company owned 3 contract furniture dealerships, some of which have operations in multiple locations. The financial results of these owned dealers are included in our Consolidated Financial Statements. Product sales to these dealerships are eliminated as inter-company transactions from our consolidated financial results. The company recognizes revenue on these sales once products are shipped to the end customer and installation is substantially complete. The company believes independent ownership of contract furniture dealers is generally the best model for a financially strong distribution network. With this in mind, the company's strategy is to continue to pursue opportunities to transition the remaining owned dealerships to independent owners. Where possible, the goal is to involve local managers in these ownership transitions.

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

•
E-Commerce - The company sells products through its online store, in which products are available for sale via the company's website, hermanmiller.com. This site complements our existing methods of distribution and extends the company's brand to new customers. The company recognizes revenue on these sales upon shipment of the product.

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

Future Avenues of Growth
In spite of the risks and challenges it faces, the company believes it's well positioned to successfully pursue its mission: Inspiring designs to help people do great things. To find opportunities for growth, at Herman Miller we're always examining the ways in which the world is changing and evolving. This helps us better meet the needs of our customers and ultimately, to exceed their expectations. We have identified 3 areas of fundamental social and technological change that are informing our business strategy.

•
Globalization & Demographics — Demographic shifts in the global workforce are significantly changing how and where value creation happens. Not only will the millennial generation overtake the majority representation of the workforce by 2015, but economies that once relied on industrial production are increasingly becoming driven by knowledge work.

•
Inherently Global & Seamlessly Digital — The ubiquity of technology allows people to connect with other people, content, work, businesses, and ideas wherever and whenever they want. This means the way people work is changing, where people work is changing, and how people work with each other is changing.

•
The Era of Ideas — With the ongoing optimization of industrial production and information sharing, the demand for more innovative business solutions increases. The global focus of work is shifting to the successful generation and deployment of new ideas. As creativity and idea generation drive greater value - people, not process, provide the distinguishing capability. In this shift, workplaces are fundamentally changing from standardized and process-driven designs to diverse places that harness human capability, creativity, and relationships.

We have developed a strategy to grow our business by shifting our focus in four fundamental ares in response to these changes. Through these shifts we are positioning the company to take advantage of existing markets, explore growth opportunities in new markets with supportive demographics, increase demand by addressing unmet needs, and expanding into areas that yield higher prospects for margins and profitability. The four fundamental shifts are described below:

•
From Product Centric to Solutions — The first strategic shift is to move from a product centric focus to one based upon delivering broader solutions to our customers. Herman Miller is retooling its core business to speak to customers with fresh insights, to spur new demand, and to change the game with unique solutions and services.

•
From North America Centric to Global — The second shift in our strategy aims to transform the business into a truly global organization. Herman Miller has a solid existing customer base, but we see fantastic opportunity in emerging markets with supportive demographics. We’re positioning ourselves to take maximum advantage of these shifts.

•
From The Office to Everywhere — We describe the third fundamental strategic shift as moving from the office to everywhere. Herman Miller envisions continued leadership and viability in the contract furniture industry, but also sees distinct targeted opportunities through focused market segmentation. We envision a total offering for customers to enable “a lifestyle of purpose.”

•
From Industry brand to Industry + Consumer brand — The fourth shift in our strategy involves our ambition to expand the connection of our powerful brand more directly with the consumers of our products. With a legacy of decades of design leadership, Herman Miller is a brand that people desire and want to know. We envision a business that harnesses our brand vision to pull consumers to us.

We ultimately aspire to create a lifestyle brand, and we intend to grow in targeted ways. First, we will invest in areas that increase our addressable markets across focused customer segments (such as healthcare, education, small and medium business, and consumer). Second, we will expand into emerging geographic markets that offer growth potential based upon their supportive demographics. Third, we will continue to invest in innovative products, which has been a hallmark of our success for many years. And finally, we will grow through targeted acquisitions.

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

Looking forward, the general economic outlook for our industry in the U.S. is expected to be positive. BIFMA issued its most recent report in May 2014, which forecasts that the growth rate of office furniture orders in the U.S. will be 4.9 percent and 9.5 percent in calendar 2014 and 2015, respectively, while the growth rate of shipments will be 4.8 percent and 8.8 percent for calendar 2014 and 2015, respectively. This forecasted growth is based on an improvement in the U.S. economy, primarily driven by an improvement in employment and non-residential construction.

Discussion of Business Conditions
We finished fiscal 2014 with net sales of $1,882.0 million, which is an increase of 6.0 percent from fiscal 2013. The largest contributor to the growth in sales during the year was the recent acquisition of Maharam, which continues to prove its strategic value and operational excellence. Compared to the prior fiscal year, Maharam provided additional sales of approximately $96.5 million to our fiscal 2014 results. In addition to the integration and strong performance of Maharam, we made significant progress in a number of other important areas, including acquiring the manufacturing capabilities of POSH - our Chinese affiliate, continuing to build momentum on our Living Office initiative, and completing our plan to reduce balance sheet volatility by restructuring our retirement plans.

This year marked an important strategic step in expanding our international market coverage and fulfillment capability by completing the acquisition of a manufacturing and distribution operation in Dongguan, China. Going forward, this provides us with expanded operational capabilities and an established workforce of more than 850 employees to serve China and greater Asia. We also furthered our shift to solution-centered environments through the advancement of our Living Office initiative. At NeoCon, we displayed our Living Office, earning the International Interior Design Association’s award for best large showroom. We also contributed approximately $48.8 million in order to complete the termination of our domestic defined benefit pension plan, improving the health of our balance sheet and giving us greater control and visibility of retirement plan costs to make further strategic investments and return more cash to our shareholders. To that end, we increased our quarterly shareholder dividend by 12% to $0.14 per share during the third quarter of fiscal 2014. This represented the third such action in the past two years, over which time we’ve raised the dividend payout by more than 500%. In spite of the increased spending related to the strategic initiative surrounding the pension termination, we delivered solid cash flows from operations of $90.1 million for fiscal 2014.

The results for fiscal 2014 reflect restructuring and impairment charges of $26.5 million. Of this amount, $21.4 million related to the impairment of intangible asset values associated with our Nemschoff and POSH trade names. This partial write-down of asset carrying values was required based upon our assessment of forecasted sales and earnings performance for these businesses - both of which continue to grow and contribute profits, though not to levels initially forecasted at their respective acquisition dates. It is important to note that the purchase consideration for both the POSH and Nemschoff acquisitions included forms of contingent consideration that decreased in value significantly, subsequent to their respective acquisition dates. This resulted in net purchase consideration that was markedly lower than the initial purchase accounting would have indicated for both POSH and Nemschoff. In short, the impairment expenses were largely offset by cumulative life-to-date reductions in the amounts potentially owed under the contingent consideration provisions.

Our North American Furniture Solutions segment continued to experience headwinds from reductions in U.S. federal government spending, as fiscal 2014 sales were lower than fiscal 2013 sales by approximately $12.0 million. However, U.S. federal government orders for the third and fourth quarters both showed year over year improvements, which was clearly a welcome sign to the business.

ELA Furniture Solutions experienced mixed demand in its markets, with strong sales in Europe, particularly the United Kingdom (U.K.), as well as Latin America. This was partially offset by lagging sales in the Asia Pacific region. Overall, we are generally encouraged by the improving fundamentals in Europe and parts of Asia, as well as the opportunities that we are seeing in Mexico and greater Latin America.

Our Specialty and Consumer segment posted solid sales growth this fiscal year, driven principally by Maharam. However, sales for the segment grew organically as well, through the continued growth of Herman Miller Collection and our consumer focused business, which sells through independent retail distributors and our own e-commerce platforms. The investments we've made in the continued development of our channels to market, including the investment in our online marketing and fulfillment capabilities, have been a primary factor in this growth.

Subsequent to the end of the fiscal year, we made a significant move in expanding our reach into the consumer market with the acquisition of Design Within Reach, Inc. The transaction closed on July 28, 2014 and additional information is available in Note 18 to the Consolidated Financial Statements.

As we head into fiscal year 2015, there are a number of encouraging signs within the macroeconomic environment of the business. In North America, we are encouraged by what continues to be a generally improving economic backdrop that is highlighted by healthy service sector employment levels, stabilizing U.S. federal government demand, positive trends in non-residential construction, and an improvement in the AIA Architecture Billings Index. Internationally the picture also appears to be improving, with more encouraging signals from the UK and Europe and greater stability in parts of Asia. Of course there are still areas of concern, particularly given the unfolding geopolitical events in the Ukraine and more recently the Middle East. In total, however, we appear to be in a period of improving industry dynamics and are optimistic about the overall direction and momentum of the business.

Reconciliation of Non-GAAP Financial Measures
This report contains Adjusted operating earnings measures and Adjusted earnings per share – diluted that are Non-GAAP financial measures. Adjusted operating earnings and Adjusted earnings per share – diluted are calculated by excluding from Operating earnings and Earnings per share – diluted items that we believe are not indicative of our ongoing operating performance. Such items consist of the following:

•	Expenses associated with restructuring actions taken to adjust our cost structure to the current business climate

•	Transition-related expenses, including amortization and settlement expenses, relating to defined benefit pension plans that we have terminated

•	Increases in cost of sales related to the fair value step-up of inventories acquired

•	Non-cash impairment expenses, and

•	Changes in contingent consideration

We present Adjusted operating earnings and Adjusted earnings per share – diluted because we consider them to be important supplemental measures of our performance and believe them to be useful in analyzing ongoing results from operations. Adjusted operating earnings and Adjusted earnings per share – diluted are not measurements of our financial performance under GAAP and should not be considered an alternative to Operating earnings (loss) and Earnings (loss) per share – diluted under GAAP. Adjusted operating earnings and Adjusted earnings per share – diluted have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. In addition, in evaluating Adjusted operating earnings and Adjusted earnings per share – diluted, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. Our presentation of Adjusted operating earnings and Adjusted earnings per share – diluted should not be construed as an indication that our future results will be unaffected by unusual or infrequent items. We compensate for these limitations by providing prominence of our GAAP results and using Adjusted operating earnings and Adjusted earnings per share – diluted only as a supplement.

The following table reconciles Operating earnings (loss) to Adjusted operating earnings for the years indicated.

	Fiscal Year Ended
(Dollars In millions)	May 31, 2014	June 1, 2013
Operating earnings (loss)	$(25.7)	$114.9
Percentage of net sales	(1.4)%	6.5%
Add: Restructuring and impairment expense	26.5	1.2
Add: Inventory step-up	1.4	—
Add: Legacy pension expenses (1)	164.4	28.2
Less: POSH contingent consideration	(2.6)	—
Adjusted operating earnings	$164.0	$144.3
Percentage of net sales	8.7%	8.1%

The following table reconciles Earnings (loss) per share – diluted to Adjusted earnings per share – diluted for the years indicated.

	Fiscal Year Ended
	May 31, 2014	June 1, 2013
Earnings (loss) per share – diluted	$(0.37)	$1.16
Add: Restructuring and impairment expense	0.32	0.01
Add: Inventory step-up	0.01	—
Add: Legacy pension expenses (1)	1.76	0.30
Less: POSH contingent consideration	(0.04)	—
Adjusted earnings per share – diluted	$1.68	$1.47

(1) At the end of fiscal 2012, the company modified the asset allocations strategy of its U.S. defined benefit pension plans. This change was made in response to the decision to close and ultimately terminate these plans. Legacy pension expenses are included as an adjustment to Operating earnings (loss) and Earnings (loss) per share – diluted only in periods subsequent to this change in allocation.

Financial Results
The following is a comparison of our annual results of operations and year-over-year percentage changes for the periods indicated.

(Dollars In millions)	Fiscal 2014	% Change from 2013	Fiscal 2013	% Change from 2012	Fiscal 2012
	52 weeks		52 weeks		53 weeks
Net sales	$1,882.0	6.0%	$1,774.9	2.9%	$1,724.1
Cost of sales	1,251.0	7.0%	1,169.7	3.2%	1,133.5
Gross margin	631.0	4.3%	605.2	2.5%	590.6
Operating expenses	656.7	33.9%	490.3	8.2%	453.0
Operating earnings (loss)	(25.7)	(122.4)%	114.9	(16.5)%	137.6
Net other expenses	17.7	—%	17.7	(2.2)%	18.1
Earnings (loss) before income taxes	(43.4)	(144.7)%	97.2	(18.7)%	119.5
Income tax expense (benefit)	(21.2)	(173.4)%	28.9	(34.8)%	44.3
Equity income (loss) from nonconsolidated affiliates, net of tax	0.1	200.0%	(0.1)	—%	—
Net earnings (loss)	$(22.1)	(132.4)%	$68.2	(9.3)%	$75.2

The following table presents, for the periods indicated, the components of the company's Consolidated Statements of Comprehensive Income as a percentage of net sales.

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Net sales	100.0%	100.0%	100.0%
Cost of sales	66.5	65.9	65.7
Gross margin	33.5	34.1	34.3
Selling, general, and administrative expenses	30.0	24.2	22.9
Restructuring and impairment expenses	1.4	0.1	0.3
Design and research expenses	3.5	3.4	3.1
Total operating expenses	34.9	27.6	26.3
Operating earnings (loss)	(1.4)	6.5	8.0
Net other expenses	0.9	1.0	1.0
Earnings (loss) before income taxes	(2.3)	5.5	6.9
Income tax expense (benefit)	(1.1)	1.6	2.6
Net earnings (loss)	(1.2)	3.8	4.4

Net Sales, Orders, and Backlog - Fiscal 2014 Compared to Fiscal 2013
For the fiscal year ended May 31, 2014, consolidated net sales increased $107.1 million to $1,882.0 million from $1,774.9 million for the fiscal year ended June 1, 2013. The acquisition of Maharam Fabric Corporation (Maharam) increased net sales by approximately $96.5 million versus the prior fiscal year. The impact of dealer divestitures throughout fiscal 2014 had the effect of reducing sales approximately $25.6 million compared to fiscal 2013. The overall impact of foreign currency changes for the fiscal year was to decrease net sales by approximately $8.9 million. The company has also experienced a $12 million decrease in sales volumes to the U.S. federal government as compared to fiscal 2013. The impact of net changes in pricing is estimated to have had a $10.5 million increase on net sales during fiscal 2014. The remaining increase compared to fiscal 2013 was driven by increased volumes. The increase in volumes was not driven by any single factor, but rather, was due mainly to an improvement in general economic factors, primarily in the North America and ELA business segments.

The following table presents the quantification of the changes in net sales from fiscal 2013 to fiscal 2014.

(In millions)
Fiscal 2013 Net sales	$1,774.9
Maharam acquisition	96.5
Dealer divestitures	(25.6)
Impact from foreign currency	(8.9)
Net changes in pricing	10.5
U.S. federal government volumes	(12.0)
Change in sales - general	46.6
Fiscal 2014 Net sales	$1,882.0

Consolidated net trade orders for fiscal 2014 totaled $1,917.7 million compared to $1,771.6 million in fiscal 2013, an increase of 8.2 percent. Order rates began the year at a steady pace with orders averaging approximately $36 million per week for the first quarter and $39 million per week for the second quarter. For the third quarter, weekly order rates decreased back down to average approximately $36 million per week, which is consistent with the company's typical seasonal slowdown. The fourth quarter finished the year with average weekly order rates increasing to approximately $37 million. The weekly order pacing in the third quarter and the fourth quarter of fiscal 2014 was impacted by the price increase that was announced during the third quarter. This caused approximately $22 million of orders that otherwise would have been entered in the fourth quarter, to be entered in the third quarter. When adjusting for this impact, the weekly pacing of orders for the third quarter and fourth quarter was $34 million per week and $39 million per week, respectively. The overall impact of foreign currency changes for the fiscal year decreased net orders by approximately $9.6 million.

Our backlog of unfilled orders at the end of fiscal 2014 totaled $306.4 million, a 11.7 percent increase from the $274.4 million of backlog at the end of fiscal 2013.

BIFMA reported an estimated year-over-year increase in U.S. office furniture shipments of approximately 1.2 percent for the twelve-month period ended May 2014. By comparison, the net sales increased for the company's domestic U.S. business by approximately 3.0 percent. The company believes that while comparisons to BIFMA are important, the company continues to pursue a strategy of revenue diversification that makes us less reliant on the drivers that impact BIFMA.

Net Sales, Orders, and Backlog - Fiscal 2013 Compared to Fiscal 2012
For the fiscal year ended June 1, 2013, consolidated net sales increased 2.9 percent to $1,774.9 million from $1,724.1 million for the fiscal year ended June 2, 2012. The acquisitions of Maharam on April 29, 2013 and Sun Hing POSH Holdings Limited (POSH) on April 3, 2012 increased fiscal 2013 net sales approximately $56.6 million. The impact of dealer divestitures in the second quarter of fiscal 2012 and the third quarter of fiscal 2013 had the effect of reducing sales approximately $10 million compared to fiscal 2012. The overall impact of foreign currency changes for the fiscal year was to decrease net sales by approximately $8 million. The year ended June 2, 2012 contained 53 weeks. An extra week in the company's fiscal year is required approximately every six years in order to realign its fiscal calendar-end dates with the actual calendar months. The additional week in Fiscal 2012 is estimated to have increased net sales $32 million. The company also experienced a $50 million decrease in sales volumes to the U.S. federal government as compared to fiscal 2012. The impact of net changes in pricing is estimated to have had a $5.0 million increase on net sales during fiscal 2013. The remaining increase compared to fiscal 2012 was driven by increased volumes. The increase in volumes was not driven by any single factor, but rather, was generally attributable to overall improvements in the economic environment in which the company operates, primarily in North America as these increases were attributable to the North American Furniture Solutions and Specialty and Consumer reportable segments.

The following table presents the quantification of the changes in net sales from fiscal 2012 to fiscal 2013.

(In millions)
Fiscal 2012 Net sales	$1,724.1
Acquisitions and divestitures
Maharam acquisition	10.6
POSH acquisition	46.0
Dealer divestitures	(10.0)
Impact from foreign currency	(8.0)
Net changes in pricing	5.0
Extra week in fiscal 2012	(32.0)
U.S. federal government volumes	(50.0)
Change in sales - general	89.2
Fiscal 2013 Net sales	$1,774.9

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

Gross Margin - Fiscal 2014 Compared to Fiscal 2013
Fiscal 2014 gross margin as a percentage of sales was 33.5 percent, which is a decrease of 60 basis points from the fiscal 2013 level. Gross margin in 2014 was reduced by 250 basis points due to the termination of the company's primary domestic defined benefit pension plan. The total fiscal 2014 expense included within gross margin related to the terminated plan was $51.3 million. Of this expense, $49.3 million was settlement expense related to the termination of the plan.

The decrease in gross margin from incremental pension expenses was offset by increases related to the acquisition of Maharam (100 basis points), the benefit captured from price increases - net of incremental discounting (40 basis points), and the impact of in-sourcing (60 basis points).

The following table presents, for the periods indicated, the components of the company's cost of sales as a percentage of net sales.

Fiscal Year Ended	May 31, 2014	June 1, 2013	Change
Direct materials	41.3%	42.7%	(1.4)%
Direct labor	6.4	6.4	—
Manufacturing overhead
Manufacturing overhead - excluding legacy pension	10.1	10.6	(0.5)
Legacy pension impact on manufacturing overhead	2.7	0.2	2.5
Total manufacturing overhead	12.8	10.8	2.0
Freight and distribution	6.0	6.0	—
Cost of sales	66.5%	65.9%	0.6%

Direct material costs as a percent of net sales for fiscal 2014 decreased 140 basis points as compared to fiscal 2013. The favorable impact related to product in-sourcing, price increases - net of incremental discounting, commodity pricing, and the acquisition of Maharam, had the effect of improving the direct material cost percentage by 60 basis points, 20 basis points, 10 basis points, and 10 basis points, respectively. The remaining decrease is related to favorable impact of changes in the product and channel mix compared to the prior year.

Direct labor was 6.4 percent of net sales for fiscal 2014, unchanged from the prior year. The direct labor costs as a percentage of net sales was impacted by a 30 point basis point decrease related to the acquisition of Maharam, offset by the overall unfavorable impact of product mix.

Manufacturing overhead was 12.8 percent of net sales for fiscal 2014, an increase of 200 basis points from the prior year. Overhead costs in fiscal 2014 included the impact of the previously mentioned pension termination, which drove an increase in overhead costs of $47.2 million or 250 basis points. This increase was offset by a 50 basis point decrease related to the acquisition of Maharam.

Freight and distribution expenses, as a percentage of sales, was 6.0 percent for fiscal 2014 and were flat compared to the prior year.

Gross Margin - Fiscal 2013 Compared to Fiscal 2012
Fiscal 2013 gross margin as a percentage of sales was 34.1 percent which is a decrease of 20 basis points from the fiscal 2012 level. The benefit captured from price increases net of incremental discounting had the affect of increasing gross margin by approximately 30 basis points. This benefit drove an increase in net sales of approximately $5 million during fiscal 2013 relative to the prior year period. An improvement in pricing net of incremental discounting increases net sales relative to prior periods. This has the effect of decreasing the components of the Consolidated Statements of Comprehensive Income as a percentage of net sales.

The following table presents, for the periods indicated, the components of the company's cost of sales as a percentage of net sales.

Fiscal Year Ended	June 1, 2013	June 2, 2012	Change
Direct materials	42.7%	42.2%	0.5%
Direct labor	6.4	6.6	(0.2)
Manufacturing overhead	10.8	10.9	(0.1)
Freight and distribution	6.0	6.0	—
Cost of sales	65.9%	65.7%	0.2%

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

Operating Expenses - Fiscal 2014 Compared to Fiscal 2013
Operating expenses in fiscal 2014 were $656.7 million, or 34.9 percent of net sales, which compares to $490.3 million, or 27.6 percent of net sales in fiscal 2013. The increase in operating expenses primarily relates to legacy pension expenses of $89.0 million. The acquisition of Maharam contributed an additional $48.2 million of operating expenses. The impact of dealer divestitures had the effect of reducing operating expenses approximately $7.9 million compared to fiscal 2013. In addition, design and research expenses increased $4.0 million. Warranty expenses for the year were lower by approximately $3.2 million, primarily due to lower customer specific claims. The company recorded approximately $4.3 million more employee incentive expenses during fiscal 2014 compared to the prior year period. Also, operating expenses were impacted favorably in the current year by the reduction of contingent consideration from the acquisition of POSH in the amount of $2.6 million. The remaining change was due to net increases in various other operating expenses compared to the prior year period.

Year-over-year changes in currency exchange rates, associated with the company's international operations, decreased operating expenses by an estimated $2.3 million.

Design and research costs included in total operating expenses for fiscal 2014 were $65.9 million, or 3.5 percent of net sales, compared to fiscal 2013 expenses of $59.9 million, or 3.4 percent of net sales. This increase was primarily driven by the company's increased investment in various projects. Royalty payments for the company products, which are included within design and research costs, totaled $12.0 million and $11.6 million in fiscal years 2014 and 2013, respectively.

Restructuring and Impairment - Fiscal 2014 and Fiscal 2013
Restructuring and impairment charges increased $25.3 million from fiscal 2013 to fiscal 2014 to $26.5 million. Restructuring and impairment expenses included $1.1 million related to restructuring actions taken to improve the efficiency of the North American sales and distribution channel and Geiger manufacturing operations, $21.4 million in impairment expenses related to the impairment of the POSH and Nemschoff trade names, and $4.0 million related to the impairment of property in Ningbo, China. The company incurred $1.2 million of restructuring expenses in fiscal 2013, all of which related to its 2012 Plan. The 2012 Plan represents the restructuring actions initiated in fiscal 2012 to consolidate the Nemschoff manufacturing operations in Sheboygan, Wisconsin with the closure of the Sioux City, Iowa seating plant. These restructuring expenses consisted of $0.3 million related to severance and the $0.9 million related to building exit costs.

During fiscal 2012, the company incurred restructuring expense of $1.6 million of which $0.2 million related to severance and $1.4 million related to impairment of building and equipment. In addition, the company recorded impairment of $3.8 million for the indefinite-lived intangible assets related to two healthcare trade names that were terminated during the fourth quarter of fiscal 2012. The impairment was the result of the company’s strategy to reduce its portfolio of healthcare brands and begin marketing the related products under the Nemschoff trade name.
The restructuring liabilities of $0.4 million and $0.2 million for fiscal years 2014 and 2013, respectively, are included in, "Accrued liabilities" within the Consolidated Balance Sheet.

See Note 16 of the Consolidated Financial Statements for additional information on restructuring and impairment expenses.

The following table presents the quantification of the changes in total operating expenses from fiscal 2013 to fiscal 2014.

(In millions)
Fiscal 2013 Operating expenses	$490.3
Selling, general & administrative change
Acquisitions and divestitures
Maharam acquisition	48.2
Dealer divestitures	(7.9)
Contingent consideration change	(2.6)
Legacy pension expenses	89.0
Warranty	(3.2)
Marketing and selling	(0.3)
Employee incentive costs	4.3
Impact from foreign currency	(2.3)
Other	11.9
Restructuring and impairment change	25.3
Design and research change	4.0
Fiscal 2014 Operating expenses	$656.7

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

Operating Earnings (Loss)
In fiscal 2014, the company generated an operating loss of $25.7 million, a decrease of $140.6 million from fiscal 2013 operating earnings of $114.9 million. This decrease was attributable to legacy pension expenses of $164.4 million and restructuring and impairment expenses of $26.5 million. The fiscal 2013 operating earnings of $114.9 million represented a 16.5 percent decrease from fiscal 2012 operating earnings of $137.6 million. This decrease was driven by legacy pension costs of $28.2 million.

Other Expenses and Income
Net other expenses were flat in fiscal 2014 as compared to fiscal 2013, totaling $17.7 million for each year. For fiscal 2012, net other expenses were $18.1 million. The decrease in net other expenses in fiscal 2013 as compared to fiscal 2012 was primarily related to an increase in investment income during fiscal 2013.

Income Taxes
The company's effective tax rate was 48.9 percent in fiscal 2014 versus 28.9 percent in fiscal 2013 and 37.1 percent in fiscal 2012. The effective tax rate in fiscal 2014 was above the statutory rate of 35 percent, primarily due to a shift in the relative mix of income and loss between the taxing jurisdictions. This change in mix was driven primarily by legacy pension expenses recorded in fiscal 2014.

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

Net Earnings (Loss); Earnings (Loss) per Share
In fiscal 2014, fiscal 2013, and fiscal 2012, we generated a net loss of $22.1 million, net earnings of $68.2 million, and net earnings of $75.2 million, respectively. In fiscal 2014, diluted loss per share was $(0.37), while diluted earnings per share in fiscal 2013 were $1.16 and $1.29 in fiscal 2012.

Discussion of Segments - Fiscal 2014 Compared to Fiscal 2013
North America
Net sales within the North American Furniture Solutions (North America) reportable segment decreased to $1,216.3 million in fiscal 2014, a decrease of $5.6 million from fiscal 2013 net sales of $1,221.9 million. The impact of dealer divestitures in fiscal 2014 had the effect of reducing sales approximately $25.6 million compared to fiscal 2013. The impact of foreign currency changes was to decrease fiscal 2014 net sales for North America by approximately $5.2 million. The impact of changes in pricing, net of discounting, is estimated to have had a $7.9 million increase on net sales during fiscal 2014 over the prior year. The segment has also experienced a $12.0 million decrease in sales volumes to the U.S. federal government as compared to fiscal 2013. The remaining change in net sales was due to an increase in unit volumes during fiscal 2014.

Operating losses for North America in fiscal 2014 were $27.0 million, a $103.6 million decrease from fiscal 2013. The decrease is attributable to the legacy pension expenses of $123.9 million. The impact of dealer divestitures had the effect of decreasing operating earnings approximately $0.9 million compared to fiscal 2013. Warranty expenses were lower by $3 million for fiscal 2014 due to lower customer specific claims. North America also had approximately $7.0 million in additional employee incentive expense during fiscal 2014 compared to the prior year. The impact of foreign currency changes decreased fiscal 2014 operating earnings for North America by approximately $3.6 million. The remaining change in operating earnings was driven by improvements in gross margin, which was primarily attributable to in-sourcing initiatives.

EMEA, Latin America, and Asia Pacific (ELA)
Net sales in th ELA Furniture Solutions (ELA) reportable segment increased 3.9 percent, or $14.9 million, in fiscal 2014. The impact of foreign currency changes was a decrease to fiscal 2014 net sales for ELA by approximately $3.5 million. The impact of changes in pricing, net of discounting, is estimated to have had a $0.3 million increase on net sales during fiscal 2014 over the prior year. The remaining change in net sales was due to changes in unit volumes during fiscal 2014.

Operating earnings within ELA were 5.9 percent of net sales for the segment in fiscal year 2014, compared to 6.5 percent in fiscal 2013, a decrease of $1.6 million from fiscal 2013. The impact of foreign currency changes decreased fiscal 2014 operating earnings for ELA by approximately $2.8 million. This was partially offset by a decrease in marketing and selling costs in fiscal 2014.

Specialty and Consumer
Net sales within the Specialty and Consumer reportable segment increased 55.7 percent compared to fiscal 2013. The acquisition of Maharam in the fourth quarter of fiscal 2013 contributed an additional $96.5 million of net sales in fiscal 2014. The impact changes in pricing, net of discounting, is estimated to have had a $2.3 million increase on net sales during fiscal 2014 over the prior year. The remaining change was due to a decrease in unit volumes during fiscal 2014.

Operating earnings within Specialty and Consumer totaled $4.6 million for the year, or 1.7 percent of net sales, a decrease of $10.8 million from fiscal 2013. The decrease was driven principally by increased legacy pension expenses of $16.0 million, offset by an increase in operating earnings from Maharam of $4.2 million.

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

EMEA, Latin America, and Asia Pacific (ELA)
Net sales in the ELA Furniture Solutions (ELA) reportable segment increased 8.6 percent, or $30.0 million, in fiscal 2013. The extra week of operations contributed approximately $6 million towards the fiscal 2012 net sales. Additionally, the acquisition of POSH in the fourth quarter of fiscal 2012 contributed an additional $46 million to net sales in fiscal 2013. The impact of foreign currency changes was to decrease fiscal 2013 net sales for ELA by approximately $7.5 million. The impact of net changes in pricing is estimated to have had a $1.5 million decrease on net sales during fiscal 2013 over the prior year. The remaining change in net sales was due to changes in unit volumes during fiscal 2013.

Operating earnings within ELA represents 6.5 percent of net sales for fiscal year 2013, a decrease of $7.4 million from fiscal 2012. The acquisition of POSH contributed an additional $4.0 million of operating earnings to fiscal 2013. The increase from POSH was more than offset by increased marketing and selling costs of $3.0 million, the impact of foreign currency changes of $4.0 million, the impact of the extra week in fiscal 2012 of $0.6 million, and declining leverage.

Specialty and Consumer
Net sales within the Specialty and Consumer reportable segment increased 11.0 percent compared to fiscal 2012. The acquisition of Maharam in the fourth quarter of fiscal 2013 contributed an additional $10.6 million of net sales in fiscal 2013. The remaining increase was due to increased volumes which was partially offset by the impact of the extra week of operations in fiscal 2012 which is estimated to have increased net sales $3.0 million.

Operating earnings within Specialty and Consumer totaled $15.4 million for fiscal 2013, or 8.8 percent of net sales. This represents an increase of $0.3 million from fiscal 2012. The extra week of operations had the effect of increasing operating earnings in fiscal 2012 by approximately $0.3 million. Specialty and Consumer also included legacy pension expenses of $1.7 million in fiscal 2013. The remaining increase in operating earnings was driven by the ability to spread fixed manufacturing, sales and other costs over increased volumes.

Liquidity and Capital Resources
The table below presents certain key cash flow and capital highlights for the fiscal years indicated.

	Fiscal Year Ended
(In millions)	2014	2013	2012
Cash and cash equivalents, end of period	$101.5	$82.7	$172.2
Marketable securities, end of period	$11.1	$10.8	$9.6
Cash generated from operating activities	$90.1	$136.5	$90.1
Cash used for investing activities	$(48.2)	$(209.7)	$(58.4)
Cash used for financing activities	$(22.4)	$(16.0)	$(1.6)
Pension and post-retirement benefit plan contributions (1)	$(50.2)	$(4.5)	$(64.9)
Capital expenditures	$(40.8)	$(50.2)	$(28.5)
Stock repurchased and retired	$(12.7)	$(3.6)	$(2.7)
Interest-bearing debt, end of period (3)	$250.0	$250.0	$250.0
Available unsecured credit facility, end of period (2) (3)	$145.1	$142.3	$140.3

(1) Amount shown for fiscal 2014 includes $48.8 million due to the termination of the company’s primary domestic defined benefit pension plan.
(2) Amounts shown are net of outstanding letters of credit, which are applied against the company's unsecured credit facility.
(3) During fiscal 2012 we renegotiated the unsecured revolving credit facility. Refer to Note 5 of the Consolidated Financial Statements for additional information.

Cash Flow — Operating Activities
Cash generated from operating activities in fiscal 2014 totaled $90.1 million compared to $136.5 million generated in the prior year. This represents a decrease of $46.4 million compared to fiscal 2013. This decrease was driven principally by pension contributions of $50.2 million, net of the related tax benefits, primarily related to the termination of the company's primary domestic defined benefit pension plan. The pension contributions during fiscal 2014 were $45.7 million more than the fiscal 2013 contributions of $4.5 million.

Changes in working capital balances resulted in a $21.2 million use of cash in the current fiscal year compared to a $17.2 million source of cash in the prior year. The use of cash related to changes in working capital balances in fiscal 2014 consisted primarily of an increase in trade receivables of $26.7 million and an increase in net inventories and prepaid expenses of $2.2 million and $3.2 million, respectively. These amounts were partially offset by increases in accounts payable and other accruals of $2.6 million and $8.3 million, respectively.

The $46.4 million increase in cash from operations in fiscal 2013, as compared to fiscal 2012, was driven mainly by less cash contributions to the primary domestic defined benefit pension plan. These cash contributions were $4.5 million for fiscal 2013 and $64.9 million for fiscal 2012.

Changes in working capital balances resulted in a $17.2 million source of cash in fiscal 2013 compared to an $8.8 million source of cash in fiscal 2012. The source of cash related to changes in working capital balances in fiscal 2013 consisted primarily of a decrease in estimated tax payments of $9.5 million and increases in accrued liabilities related to dividends and employee incentive costs of $6.0 million and $12.5 million, respectively. These amounts were partially offset by increases in trade receivables and inventories of $7.7 million and $4.6 million, respectively. The source of cash related to changes in working capital balances in fiscal 2012 consisted primarily of decreases in trade receivables of $17.5 million, prepaids of $2.7 million, an increase in trade payables of $4.8 million and an increase in accrued warranty of $5.3 million. These amounts were partially offset by decreases in accrued compensation and other accruals of $20.1 million and $1.4 million, respectively.

Collections of accounts receivable remained strong throughout fiscal 2014, and the company's recorded accounts receivable allowances at the end of the year are believed to be adequate to cover the risk of potential bad debts. Allowances for non-collectible accounts receivable, as a percent of gross accounts receivable, totaled 1.9 percent, 2.4 percent, and 2.7 percent at the end of fiscal years 2014, 2013, and 2012, respectively.

Cash Flow — Investing Activities
Capital expenditures totaled $40.8 million, $50.2 million and $28.5 million in fiscal 2014, 2013 and 2012, respectively. Outstanding commitments for future capital purchases at the end of fiscal 2014 were approximately $12.7 million. The company expects capital spending in fiscal 2015 to be between $65 million and $75 million. The expected increase over fiscal 2014 is primarily due to planned investments in the company's manufacturing facilities.

Included in the fiscal 2014, 2013 and 2012 investing activities, are net cash outflows of $6.7 million, $157.5 million and $47.1 million, respectively, related to acquisitions. These amounts relate to the acquisition of certain assets from Dongguan Sun Hing Steel Furniture Factory Ltd (DGSH) in fiscal 2014 in the amount of $6.7 million, the acquisition of Maharam Fabric Corporation (Maharam) in fiscal 2013 in the amount of $155.8 million, and the acquisition of Sun Hing POSH Holdings Limited (POSH) in fiscal 2013 ($1.7 million) and fiscal 2012 ($47.1 million).

Our net marketable securities transactions for fiscal 2014 yielded a $0.3 million use of cash. This compares to a $1.2 million use of cash and a $1.4 million source of cash in fiscal 2013 and fiscal 2012, respectively.

Cash Flow — Financing Activities

	Fiscal Year Ended
(In millions, except share and per share data)	2014	2013	2012
Shares acquired	408,391	154,917	115,012
Cost of shares acquired	$12.7	$3.6	$2.7
Shares issued	1,040,255	461,944	442,085
Average cash received per share issued	$20.00	$15.54	$19.20
Cash dividends paid	$30.3	$19.1	$5.2

In fiscal 2014, cash used in financing activities increased to $22.4 million, as compared to $16.0 million in fiscal 2013. This was driven principally by an increase in cash outflows from dividends paid and common stock purchased and retired. Dividends paid increased in the current year due to the increase in the quarterly dividend from $0.125 per share to $0.140 per share. Cash paid for the retirement of common stock was $12.7 million in the current as compared to $3.6 million in the prior year. These increased cash outflows were reduced by an increase in cash received for the issuance of shares related to stock-based compensation plans. The company received $20.8 million related to stock-based compensation plans in fiscal 2014 compared to $7.2 million in fiscal 2013.

Cash used in financing activities increased by $14.4 million from fiscal 2012 to fiscal 2013. An increase in the quarterly dividend from $0.090 per share to $0.125 was the main driver of the increase in financing cash outflows during fiscal 2013.

Because the company's Series A Senior Notes are due on January 3, 2015, $50 million was reclassified within the Consolidated Balance Sheet from "Long-term debt" to "Current maturities of long-term debt" during fiscal 2014.

During the second quarter of fiscal 2013, the company entered into a revolving line of credit, which provides the company with approximately $5.0 million in revolving variable interest borrowing capacity. The company intends to utilize the revolver, which is denominated in Chinese Renminbi, to meet working capital cash flow needs at its Ningbo, China operations. The uncommitted facility is subject to changes in bank approval and outstanding borrowings bear interest at rates based on a benchmark lending rate as outlined in the agreement. Each draw on the line of credit is subject to a maximum period of one year, and corresponding interest is payable on the maturity date of each draw. As of May 31, 2014, there were no borrowings against this facility.

During the second quarter of fiscal 2012, the company entered into an amendment and restatement of the syndicated revolving line of credit, which provides the company with up to $150 million in revolving variable interest borrowing capacity and includes an "accordion feature" allowing the company to increase, at its option and subject to the approval of the participating banks, the aggregate borrowing capacity of the facility by $75 million. The facility expires in November 2016 and outstanding borrowings bear interest at rates based on the prime rate, federal funds rate, LIBOR, or negotiated rates as outlined in the agreement. Interest is payable periodically throughout the period a borrowing is outstanding. The only usage against the company's unsecured revolving credit facility at the end of fiscal 2014, 2013, and 2012 represented outstanding standby letters of credit totaling $4.9 million, $7.7 million and $9.7 million, respectively.

Interest-bearing debt at the end of fiscal 2014, 2013, and 2012 was $250.0 million. The provisions of the company's private placement notes and unsecured credit facility require the company to adhere to certain covenants and maintain certain performance ratios. The company was in compliance with all such covenants and performance ratios during fiscal 2014.

On July 21, 2014, subsequent to the end of the fiscal year, the company entered into an amendment and restatement of an existing unsecured credit facility which provides the company with up to $250 million in revolving variable interest borrowing capacity and includes an “accordion feature” allowing the company to increase, at its option and subject to the approval of the participating banks, the aggregate borrowing capacity of the facility by up to $125 million. Amounts borrowed under the agreement are subject to variable rates of interest tied to a base rate (either Prime, LIBOR or U.S. Federal Funds) depending on the form of borrowing selected by the company.

At the end of the fourth quarter fiscal 2014, the company had cash and cash equivalents of $101.5 million including foreign cash of $44.1 million. In addition, the company had foreign marketable securities of $11.1 million. The foreign subsidiary holding the company's marketable securities is taxed as a U.S. taxpayer at the company's election; consequently, for tax purposes all U.S tax impacts for this subsidiary have been recorded. The company has no plans to repatriate earnings from foreign subsidiaries in fiscal 2015. The company's intent is to permanently reinvest the remainder of the foreign cash amounts outside the U.S. The company's plans do not demonstrate a need to repatriate these balances to fund U.S. operations. During fiscal 2014, the company did not repatriate any undistributed foreign earnings. During fiscal 2013, the company repatriated $3.0 million of undistributed foreign earnings.

We believe cash on hand, cash generated from operations, and our borrowing capacity will provide adequate liquidity to fund near term and future business operations, capital needs and future dividends, subject to financing availability in the marketplace.

Contingencies
The company leases a facility in the United Kingdom under an agreement that expired in June 2011, and the company is currently leasing the facility on a month to month basis. Under the terms of the lease, the company is required to perform the maintenance and repairs necessary to address the general dilapidation of the facility over the lease term. The ultimate cost of this provision to the company is dependent on a number of factors including, but not limited to, the future use of the facility by the lessor and whether the company chooses and is permitted to renew the lease term. The company has estimated the cost of these maintenance and repairs to be between $0 million and $3 million, depending on the outcome of future plans and negotiations. Based on existing circumstances, it is estimated that these costs will most likely approximate $1.5 million as of May 31, 2014, and was estimated to be $1.3 million as of June 1, 2013. As a result, these amounts have been recorded as a liability reflected under the caption “Accrued Liabilities” for fiscal 2014 and fiscal 2013 in the Consolidated Balance Sheets.

The company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the company's Consolidated Financial Statements.

Basis of Presentation
The company's fiscal year ends on the Saturday closest to May 31. The fiscal years ended May 31, 2014 and June 1, 2013 each contained 52 weeks of operations. Fiscal year ended June 2, 2012 included 53 weeks of operations. This is the basis upon which weekly-average data is presented.

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

(In millions)	Payments due by fiscal year
	Total	2015	2016-2017	2018-2019	Thereafter
Long-term debt	$200.0	$—	$—	$150.0	$50.0
Current maturities of long-term debt	50.0	50.0	—	—	—
Estimated interest on debt obligations (1)	56.7	14.4	25.3	11.7	5.3
Operating leases	85.4	21.0	28.8	16.9	18.7
Purchase obligations (2)	54.2	44.3	9.8	0.1	—
Pension plan funding (3)	1.4	0.6	0.2	0.2	0.4
Stockholder dividends (4)	8.3	8.3	—	—	—
Other (5)	30.0	3.3	9.9	6	10.8
Total	$486.0	$141.9	$74.0	$184.9	$85.2
(1) Estimated future interest payments on our outstanding debt obligations are based on interest rates as of May 31, 2014. Actual cash outflows may differ significantly due to changes in underlying interest rates and timing of principal payments.
(2) Purchase obligations consist of non-cancelable purchase orders and commitments for goods, services, and capital assets.
(3) Pension plan funding commitments are known for a 12-month period for those plans that are funded; unfunded pension and post-retirement plan funding amounts are equal to the estimated benefit payments. As of May 31, 2014, the total projected benefit obligation for our domestic and international employee pension benefit plans was $106.5 million.
(4) Represents the recorded dividend payable as of May 31, 2014. Future dividend payments are not considered contractual obligations until declared.
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

The accounts receivable allowance totaled $4.0 million and $4.4 million at May 31, 2014 and June 1, 2013, respectively. As a percentage of gross accounts receivable, these allowances totaled 1.9 percent and 2.4 percent for fiscal 2014 and fiscal 2013, respectively. The year-over-year decrease in the allowance is primarily due to the stabilization of economic conditions and continued financial health of our customers.

Goodwill and Indefinite-lived Intangibles
The carrying value of goodwill and indefinite-lived intangible assets as of May 31, 2014 and June 1, 2013, were $269.1 million and $289.3 million, respectively. The company is required to perform an annual test of goodwill and indefinite-lived intangible assets to determine if the asset values are impaired.

The company completed the required annual goodwill impairment test in the fourth quarter of fiscal 2014, as of March 29, 2014, performing a combination of the qualitative assessment and the quantitative impairment test. For the reporting units that were tested under the qualitative assessment, the company determined that it was more likely than not that the goodwill of the reporting units were not impaired and thus, the two-step quantitative impairment test was unnecessary. For the reporting units that were tested under the quantitative impairment test, the company determined that the fair value of the reporting units exceeded the carrying amount and as such, the reporting units were not impaired.

The test for impairment requires the company to make several estimates about fair value, most of which are based on projected future cash flows and market valuation multiples. We estimated the fair value of the reporting units using a discounted cash flow analysis and reconciled the sum of the fair values of the reporting units to total market capitalization of the company plus a control premium. The control premium represents an estimate associated with obtaining control of the company in an acquisition. The discounted cash flow analysis used the present value of projected cash flows and a residual value.

The company employs a market-based approach in selecting the discount rates used in our analysis. The discount rates selected represent market rates of return equal to what the company believes a reasonable investor would expect to achieve on investments of similar size to the company's reporting units. The company believes the discount rates selected in the quantitative assessment are appropriate in that, in all cases, they meet or exceed the estimated weighted average cost of capital for our business as a whole. The results of the impairment test are sensitive to changes in the discount rates and changes in the discount rate may result in future impairment.

The company performs both qualitative and quantitative assessments to determine whether an indefinite-lived intangible asset is impaired. A qualitative assessment is performed first to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If, after considering the totality of events and circumstances, an entity determines it is more likely than not that an indefinite-lived intangible asset is not impaired, then calculating the fair value of such asset is unnecessary. The quantitative impairment test, when necessary, is based on the relief from royalty method to determine the fair value of the indefinite-lived intangible assets, which is both a market-based approach and an income-based approach. The relief from royalty method focuses on the level of royalty payments that the user of an intangible asset would have to pay a third party for the use of the asset if it were not owned by the user. This method involves estimating theoretical future after tax royalty payments based on the company's forecasted revenues attributable to the trade names. These payments are then discounted to present value utilizing a discount rate that considers the after-corporate tax required rate of return applicable to the asset. The projected revenues reflect the best estimate of management for the trade names, however, actual revenues could differ from our estimates.

The discount rates selected represent market rates of return equal to what the company believes a reasonable investor would expect to achieve on investments of similar size and type to the indefinite-lived intangible asset being tested. The company believes the discount rates selected are appropriate in that, in all cases, they exceed the estimated weighted average cost of capital for our business as a whole. The results of the impairment test are sensitive to changes in the discount rates and changes in the discount rate may result in future impairment.

The company completed the required annual indefinite-lived intangible asset impairment tests in the fourth quarter of fiscal 2014, as of March 29, 2014, and concluded that two trade names, Nemschoff and POSH, were impaired. The company recognized pre-tax asset impairment expenses totaling $21.4 million associated with the Nemschoff and POSH trade name intangibles for fiscal 2014. These impairment expenses were incurred due to the fact that the forecasted revenue and profitability for each business did not support the recorded fair value for the trade names.

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

Due to the acquisition of a manufacturing and distribution operation in Dongguan, China during fiscal 2014, the company has decided not to pursue the construction of a new manufacturing and distribution facility on previously acquired property in Ningbo, China. The company evaluated the fair value of this property and recorded a pre-tax asset impairment of $4.0 million during the second quarter. See Note 16 to the Consolidated FInancial Statements for additional information regarding this impairment charge.

During the fourth quarter of fiscal 2012, the company recorded a pre-tax fixed asset impairment charge of $1.4 million. This asset impairment relates to the Nemschoff plant closure and consolidation. See Note 16 to the Consolidated Financial Statements for additional information on the restructuring action which included this fixed asset impairment.

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

Inventory Reserves
Inventories are valued at the lower of cost or market. The inventories at our West Michigan manufacturing operations are valued using the last-in, first-out (LIFO) method, whereas inventories of certain other subsidiaries are valued using the first-in, first-out (FIFO) method. The company establishes reserves for excess and obsolete inventory, based on prevailing circumstances and judgment for consideration of current events, such as economic conditions, that may affect inventory. The reserve required to record inventory at lower of cost or market may be adjusted in response to changing conditions.

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

Self-Insurance Reserves
With the assistance of independent actuaries, reserves are established for workers' compensation and general liability exposures. The reserves are established based on expected future claims for incurred losses. The company also establishes reserves for health, prescription drugs, and dental benefit exposures based on historical claims information along with certain assumptions about future trends. The methods and assumptions used to determine the liabilities are applied consistently, although actual claims experience can vary. The company also maintains insurance coverage for certain risk exposures through traditional premium-based insurance policies. The company's health benefits retention level does not include an aggregate stop loss policy. The company's retention levels designated within significant insurance arrangements as of May 31, 2014, are as follows.

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

While this assumption represents the long-term market return expectation, actual asset returns can and do differ from year-to-year. Such differences give rise to actuarial gains and losses. In years where actual market returns are lower than the assumed rate, an actuarial loss is generated. Conversely, an actuarial gain results when actual market returns exceed the assumed rate in a given year. As of May 31, 2014, and June 1, 2013, the net actuarial loss associated with the employee pension and post-retirement benefit plans totaled approximately $35.0 million and $169.7 million, respectively. The unrecognized loss decreased from 2013 to 2014 due primarily to settlement losses that were recognized related to the payment of lump sum benefits from the primary domestic pension plan. Changes in the discount rate and return on assets can have a significant effect on the expense and obligations related to our pension plans. The company cannot accurately predict these changes in discount rates or investment returns and, therefore, cannot reasonably estimate whether adjustments to the expense or obligation in subsequent years will be significant. Both the May 31, 2014 pension funded status and 2015 expense are affected by year-end 2014 discount rate and expected return on assets assumptions. Any change to these assumptions will be specific to the time periods noted and may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown.

The effect of the indicated increase/(decrease) in discount rates and expected return on assets is shown below:

(In millions)
Assumption	1 Percent Change	2015 Expense		May 31, 2014 Obligation
		U.S.	International	U.S.	International
Discount rate	+/- 1.0	$ 0.1 / (0.1)	$ (1.3) / 1.4	$ (0.5) / 0.6	$ (17.8) / 22.5
Expected return on assets	+/- 1.0	—	$ (1.0) / 1.0	—	—

For purposes of determining annual net pension expense, the company uses a calculated method for determining the market-related value of plan assets. Under this method, the company recognizes the change in fair value of plan assets systematically over a five-year period. Accordingly, a portion of the net actuarial loss is deferred. As of May 31, 2014, the deferred net actuarial loss (i.e. the portion of the total net actuarial loss not subject to amortization) was zero.

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

•
Expected Volatility — This represents a measure, expressed as a percentage, of the expected fluctuation in the market price of the company's common stock. As a point of reference, a high volatility percentage would assume a wider expected range of market returns for a particular security. All other assumptions held constant, this would yield a higher stock option valuation than a calculation using a lower measure of volatility. In measuring the fair value of stock options issued during fiscal 2014, we utilized an expected volatility of 46 percent.

•
Expected Term of Options — This assumption represents the expected length of time between the grant date of a stock option and the date at which it is exercised (option life). The company assumed an average expected term of 5.5 years in calculating the fair values of the majority of stock options issued during fiscal 2014.

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

Forward Looking Statements
Certain statements in this filing are not historical facts but are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that are based on management’s beliefs, assumptions, current expectations, estimates, and projections about the office furniture industry, the economy, and the company itself. Words like “anticipates,” “believes,” “confident,” “estimates,” “expects,” “forecasts,” “likely,” “plans,” “projects,” “should,” variations of such words, and similar expressions identify such forward-looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. These risks include, without limitation, employment and general economic conditions, the pace of economic recovery in the U.S. and international markets, the pace and level of government procurement, the impact of the Affordable Care Act on healthcare markets, the increase in white-collar employment, the willingness of customers to undertake capital expenditures, the types of products purchased by customers, competitive-pricing pressures, the availability and pricing of raw materials, our reliance on a limited number of suppliers, currency fluctuations, the ability to increase prices to absorb the additional costs of raw materials, the financial strength of our dealers and customers, the mix of our products purchased by customers, our ability to attract and retain key executives and other qualified employees, our ability to continue to make product innovations, the success of newly introduced products, our ability to serve all of our markets, possible acquisitions, divestitures or alliances, the outcome of pending litigation or governmental audits or investigations, political risk in the markets we serve, and other risks identified in this Form 10-K and our other filings with the Securities and Exchange Commission. Therefore, actual results and outcomes may materially differ from what we express or forecast. Furthermore, Herman Miller, Inc. undertakes no obligation to update, amend or clarify forward-looking statements.

Item 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company manufactures, markets, and sells its products throughout the world and, as a result, is subject to changing economic conditions, which could reduce the demand for its products.

Direct Material Costs
The company is exposed to risks arising from price changes for certain direct materials and assembly components used in its operations. The largest such costs incurred by the company are for steel, plastics, textiles, wood particleboard, and aluminum components. The impact from changes in commodity prices decreased the company's costs by approximately $1.2 million during fiscal 2014 compared to the prior year. The net impact of changes in pricing increased net sales by $10.5 million.
The impact from changes in commodity prices decreased the company's costs by approximately $4.5 million during fiscal 2013. The net impact of changes in pricing in fiscal 2013 increased net sales by approximately $5.0 million. This increase in net sales had the effect of decreasing the company's costs as a percent of net sales compared to fiscal 2012. The net impact of changes in pricing in fiscal 2012 increased net sales by $35.0 million, which had the effect of decreasing the company's costs as a percent of net sales compared to fiscal 2011.

The company believes market prices for commodities will fluctuate and acknowledges that over time increases on its key direct materials and assembly components are likely. Consequently, it views the prospect of such increases as an outlook risk to the business.

Foreign Exchange Risk
The company primarily manufactures its products in the United States, United Kingdom, and China. It also sources completed products and product components from outside the United States. The company's completed products are sold in numerous countries around the world. Sales in foreign countries as well as certain expenses related to those sales are transacted in currencies other than the company's reporting currency, the U.S. dollar. Accordingly, production costs and profit margins related to these sales are effected by the currency exchange relationship between the countries where the sales take place and the countries where the products are sourced or manufactured. These currency exchange relationships can also effect the company's competitive positions within these markets.

In the normal course of business, the company enters into contracts denominated in foreign currencies. The principal foreign currencies in which the company conducts its business are the British pound sterling, euro, Canadian dollar, Japanese yen, Mexican peso, Hong Kong dollar and Chinese renminbi. As of May 31, 2014, the company had outstanding, sixteen forward currency instruments designed to offset either net asset or net liability exposure that is denominated in non-functional currencies. One forward contract was placed to offset a 10.5 million Hong Kong dollar-denominated net asset exposure. Two forward contracts were placed to offset a 7.7 million euro-denominated net asset exposure. Two forward contracts were placed to offset a 5.4 million U.S. dollar-denominated net asset exposure. One forward contract was placed to offset a 10.0 million South African rand-denominated net asset exposure. One forward contract was placed to offset a 1.1 million Canadian dollar-denominated net asset exposure. And one forward contract was placed to offset a 0.4 million Australian dollar-denominated net asset exposure. One forward contract was placed to offset a 0.5 million British pound sterling-denominated net liability exposure. One forward contract was placed to offset a 0.7 million euro-denominated net liability exposure. And six forward contracts were placed to offset a 18.5 million U.S.dollar-denominated net liability exposure.

As of June 1, 2013, the company had outstanding, thirteen forward currency instruments designed to offset either net asset or net liability exposure that is denominated in non-functional currencies. One forward contract was placed to offset a 9.5 million Hong Kong dollar-denominated net asset exposure. Two forward contracts were placed to offset a 6.4 million euro-denominated net asset exposure. Two forward contracts were placed to offset a 5.4 million U.S. dollar-denominated net asset exposure. And one forward contract was placed to offset a 0.6 million Australian dollar-denominated net asset exposure. One forward contract was placed to offset 1.3 million British pound sterling-denominated net liability exposure and six forward contracts were placed to offset a 6.7 million U.S.dollar-denominated net liability exposure.

A net loss of $1.2 million, $1.3 million and $1.3 million related to the cost of the foreign currency hedges and remeasuring all foreign currency transactions into the appropriate functional currency was included in net earnings for the years ended May 31, 2014, June 1, 2013 and June 2, 2012, respectively. These amounts are included in “Other Expenses (Income)” in the Consolidated Statements of Comprehensive Income. Additionally, the cumulative effect of translating the balance sheet and income statement accounts from the functional currency into the United States dollar decreased the accumulated comprehensive loss component of total stockholders' equity by $2.9 million as of fiscal 2014 and increased the accumulated comprehensive loss component of total stockholders' equity by $1.0 million as of the end of fiscal 2013. Conversely, the effect decreased the accumulated comprehensive loss component of total stockholders equity by $6.1 million as of the end of fiscal 2012.

Interest Rate Risk
The company maintains fixed-rate debt for which changes in interest rates generally affect fair market value but not earnings or cash flows. Expected cash outflows (notional amounts) over the next five years and thereafter related to debt instruments are as follows.

(In millions)	2015	2016	2017	2018	2019	Thereafter	Total
Long-Term Debt:
Fixed rate	$50.0	$—	$—	$150.0	$—	$50.0	$250.0
Wtd. average interest rate = 6.2%

Item 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Comprehensive Income

	Fiscal Years Ended
(In millions, except per share data)	May 31, 2014	June 1, 2013	June 2, 2012
Net sales	$1,882.0	$1,774.9	$1,724.1
Cost of sales	1,251.0	1,169.7	1,133.5
Gross margin	631.0	605.2	590.6
Operating expenses:
Selling, general, and administrative	564.3	429.2	394.9
Restructuring and impairment expenses	26.5	1.2	5.4
Design and research	65.9	59.9	52.7
Total operating expenses	656.7	490.3	453.0
Operating earnings (loss)	(25.7)	114.9	137.6
Other expenses (income):
Interest expense	17.6	17.2	17.5
Interest and other investment income	(0.4)	(0.4)	(1.0)
Other, net	0.5	0.9	1.6
Net other expenses	17.7	17.7	18.1
Earnings (loss) before income taxes	(43.4)	97.2	119.5
Income tax expense (benefit)	(21.2)	28.9	44.3
Equity earnings (loss) from nonconsolidated affiliates, net of tax	0.1	(0.1)	—
Net earnings (loss)	$(22.1)	$68.2	$75.2

Earnings (loss) per share — basic	$(0.37)	$1.17	$1.29
Earnings (loss) per share — diluted	$(0.37)	$1.16	$1.29

Other comprehensive income (loss):
Foreign currency translation adjustments	$2.9	$(1.0)	$(7.1)
Pension and post-retirement liability adjustments (net of tax of $(50.9), $(8.8), and $12.2)	83.5	17.3	(29.3)
Total other comprehensive income (loss)	86.4	16.3	(36.4)
Comprehensive income	$64.3	$84.5	$38.8

Consolidated Balance Sheets

(In millions, except share and per share data)	May 31, 2014	June 1, 2013
Assets
Current Assets:
Cash and cash equivalents	$101.5	$82.7
Marketable securities	11.1	10.8
Accounts receivable, less allowances of $4.0 in 2014 and $4.4 in 2013	204.3	178.4
Inventories, net	78.4	76.2
Deferred income taxes	23.9	22.1
Prepaid property and other taxes	12.7	8.1
Other	19.9	21.0
Total Current Assets	451.8	399.3

Property and Equipment:
Land and improvements	21.5	26.7
Buildings and improvements	161.1	160.0
Machinery and equipment	576.7	558.3
Construction in progress	29.9	20.3
Gross Property and Equipment	789.2	765.3
Less: accumulated depreciation	(594.0)	(581.2)
Net Property and Equipment	195.2	184.1
Goodwill	228.2	227.0
Indefinite-lived intangibles	40.9	62.3
Other amortizable intangibles, net	44.2	48.0
Other assets	30.6	25.8
Total Assets	$990.9	$946.5

Liabilities and Stockholders' Equity
Current Liabilities:
Current maturities of long-term debt	$50.0	$—
Accounts payable	136.9	130.1
Accrued compensation and benefits	65.0	65.9
Accrued warranty	25.2	24.8
Other accrued liabilities	79.0	69.2
Total Current Liabilities	356.1	290.0

Long-term debt	200.0	250.0
Pension and post-retirement benefits	18.2	39.6
Other liabilities	44.5	47.4
Total Liabilities	618.8	627.0

Stockholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized, none issued)	—	—
Common stock, $0.20 par value (240,000,000 shares authorized, 59,314,822 and 58,682,958 shares issued and outstanding in 2014 and 2013, respectively)	11.9	11.7
Additional paid-in capital	122.4	102.9
Retained earnings	277.4	331.1
Accumulated other comprehensive loss	(37.9)	(124.3)
Key executive deferred compensation	(1.7)	(1.9)
Total Stockholders' Equity	372.1	319.5
Total Liabilities and Stockholders' Equity	$990.9	$946.5

Consolidated Statements of Stockholders' Equity

(In millions, except share and per share data)	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Key Executive Deferred Compensation	Total Stockholders' Equity
Balance, May 28, 2011	58,048,858	$11.6	$82.0	$218.2	$(104.2)	$(2.6)	$205.0
Net earnings	—	—	—	75.2	—	—	75.2
Other comprehensive loss	—	—	—	—	(36.4)	—	(36.4)
Total comprehensive income							38.8
Cash dividends declared ($0.088 per share)	—	—	—	(5.2)	—	—	(5.2)
Exercise of stock options	215,524	0.1	4.2	—	—	—	4.3
Employee stock purchase plan	109,435	—	2.1	—	—	—	2.1
Excess tax benefit for stock-based compensation	—	—	(0.1)	—	—	—	(0.1)
Repurchase and retirement of common stock	(115,012)	—	(2.7)	—	—	—	(2.7)
Restricted stock units released	99,007	—	2.9	—	—	—	2.9
Stock option compensation expense	—	—	2.8	—	—	—	2.8
Deferred compensation plan	—	—	(0.6)	—	—	0.7	0.1
Directors' fees	18,119	—	0.3	—	—	—	0.3
Balance, June 2, 2012	58,375,931	$11.7	$90.9	$288.2	$(140.6)	$(1.9)	$248.3
Net earnings	—	—	—	68.2	—	—	68.2
Other comprehensive income	—	—	—	—	16.3	—	16.3
Total comprehensive income							84.5
Cash dividends declared ($0.43 per share)	—	—	—	(25.3)	—	—	(25.3)
Exercise of stock options	297,255	—	5.2	—	—	—	5.2
Employee stock purchase plan	84,075	—	1.9	—	—	—	1.9
Excess tax benefit for stock-based compensation	—	—	0.3	—	—	—	0.3
Repurchase and retirement of common stock	(154,917)	—	(3.6)	—	—	—	(3.6)
Restricted stock units released	64,868	—	3.2	—	—	—	3.2
Stock grants compensation expense	—	—	0.3	—	—	—	0.3
Stock option compensation expense	—	—	3.6	—	—	—	3.6
Deferred compensation plan	—	—	—	—	—	—	—
Performance stock units compensation expense	—	—	0.7	—	—	—	0.7
Directors' fees	15,746	—	0.4	—	—	—	0.4
Balance, June 1, 2013	58,682,958	$11.7	$102.9	$331.1	$(124.3)	$(1.9)	$319.5

Consolidated Statements of Stockholders' Equity

(In millions, except share and per share data)	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Key Executive Deferred Compensation	Total Stockholders' Equity
Balance, June 1, 2013	58,682,958	$11.7	$102.9	$331.1	$(124.3)	$(1.9)	$319.5
Net loss	—	—	—	(22.1)	—	—	(22.1)
Other comprehensive income	—	—	—	—	86.4	—	86.4
Total comprehensive income							64.3
Cash dividends declared ($0.53 per share)	—	—	—	(31.6)	—	—	(31.6)
Exercise of stock options	821,050	0.2	18.8	—	—	—	19.0
Employee stock purchase plan	63,753	—	1.8	—	—	—	1.8
Excess tax benefit for stock-based compensation	—	—	0.5	—	—	—	0.5
Repurchase and retirement of common stock	(408,391)	—	(12.7)	—	—	—	(12.7)
Restricted stock units released	143,094	—	5.4	—	—	—	5.4
Stock grants compensation expense	—	—	0.2	—	—	—	0.2
Stock option compensation expense	—		2.3				2.3
Deferred compensation plan	—	—	(0.2)	—	—	0.2	—
Performance stock units compensation expense	—	—	3.0	—	—	—	3.0
Directors' fees	12,358	—	0.4	—	—	—	0.4
Balance, May 31, 2014	59,314,822	$11.9	$122.4	$277.4	$(37.9)	$(1.7)	$372.1

Consolidated Statements of Cash Flows

	Fiscal Years Ended
(In millions)	May 31, 2014	June 1, 2013	June 2, 2012
Cash Flows from Operating Activities:
Net earnings (loss)	$(22.1)	$68.2	$75.2
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities	112.2	68.3	14.9
Net Cash Provided by Operating Activities	90.1	136.5	90.1

Cash Flows from Investing Activities:
Marketable securities purchases	(5.2)	(3.7)	(7.1)
Marketable securities sales	4.9	2.5	8.5
Capital expenditures	(40.8)	(50.2)	(28.5)
Proceeds from sales of property and dealers	1.3	1.2	17.4
Acquisitions, net of cash received	(6.7)	(157.5)	(47.1)
Other, net	(1.7)	(2.0)	(1.6)
Net Cash Used for Investing Activities	(48.2)	(209.7)	(58.4)

Cash Flows from Financing Activities:
Notes payable payments	—	(2.4)	—
Proceeds from notes payable	—	2.4	—
Dividends paid	(30.3)	(19.1)	(5.2)
Common stock issued	20.8	7.2	6.4
Common stock repurchased and retired	(12.7)	(3.6)	(2.7)
Excess tax benefits from stock-based compensation	1.1	0.3	(0.1)
Payment of contingent consideration obligation	(1.3)	(0.8)	—
Net Cash Used for Financing Activities	(22.4)	(16.0)	(1.6)
Effect of exchange rate changes on cash and cash equivalents	(0.7)	(0.3)	(0.1)
Net Increase (Decrease) in Cash and Cash Equivalents	18.8	(89.5)	30.0
Cash and cash equivalents, beginning of year	82.7	172.2	142.2
Cash and Cash Equivalents, End of Year	101.5	82.7	172.2

Other Cash Flow Information
Interest paid	15.6	14.9	16.4
Income taxes paid, net of cash received	$34.5	$37.7	$19.7

Notes to the Consolidated Financial Statements

1. Significant Accounting and Reporting Policies

The following is a summary of significant accounting and reporting policies not reflected elsewhere in the accompanying financial statements.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of Herman Miller, Inc. and its majority-owned domestic and foreign subsidiaries. The consolidated entities are collectively referred to as “the company.” All intercompany accounts and transactions have been eliminated in the Consolidated Financial Statements. Nonconsolidated affiliates (20-50 percent owned companies) are accounted for using the equity method.

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

Fiscal Year
The company's fiscal year ends on the Saturday closest to May 31. The fiscal years ended May 31, 2014 and June 1, 2013 each contain 52 weeks, while the fiscal year ended June 2, 2012 contains 53 weeks. An extra week in the company's fiscal year is required approximately every six years in order to realign its fiscal calendar-end dates with the actual calendar months.

Foreign Currency Translation
The functional currency for foreign subsidiaries is their local currency. The cumulative effects of translating the balance sheet accounts from the functional currency into the United States dollar using fiscal year-end exchange rates and translating revenue and expense accounts using average exchange rates for the period is reflected as a component of “Accumulated other comprehensive loss” in the Consolidated Balance Sheets. The financial statement impact of remeasuring all foreign currency transactions into the appropriate functional currency resulted in a net loss of $1.2 million, $1.3 million and $1.3 million for the fiscal years ended May 31, 2014, June 1, 2013 and June 2, 2012, respectively. These amounts are included in “Other expenses (income)” in the Consolidated Statements of Comprehensive Income.

Cash Equivalents
The company holds cash equivalents as part of its cash management function. Cash equivalents include money market funds, time deposit investments, and treasury bills with original maturities of less than three months. The carrying value of cash equivalents, which approximates fair value, totaled $5.6 million and $5.9 million as of May 31, 2014 and June 1, 2013, respectively. All cash and cash equivalents are high-credit quality financial instruments, and the amount of credit exposure to any one financial institution or instrument is limited.

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

As of the end of fiscal 2014, outstanding commitments for future capital purchases approximated $12.7 million.

Goodwill and Indefinite-lived Intangible Assets
The company performs an annual goodwill impairment test, by reporting unit, to determine whether the asset values are impaired. A reporting unit is defined as an operating segment or one level below an operating segment.

The company also evaluates its acquired intangible assets at acquisition to determine whether any have “indefinite useful lives.” Intangible assets with indefinite useful lives, are not subject to amortization. The company's indefinite-lived intangible assets consist of certain trade names valued at approximately $40.9 million and $62.3 million as of fiscal year 2014 and 2013, respectively. These assets have indefinite useful lives and are evaluated annually for impairment using the relief from royalty method. Inputs for the relief from royalty method include revenue forecasts, royalty rate and discount rate. The company measures and records an impairment loss for the excess of the carrying value of the asset over its fair value.

The company recognized asset impairment expenses totaling $21.4 million associated with the Nemschoff and POSH trade name intangibles for the fiscal year 2014. The Nemschoff and Posh trade name assets are included in the North American Furniture Solutions reportable segment and ELA Furniture Solutions segment, respectively. During the fiscal year 2012, the company also recorded impairment expenses of $3.8 million for the indefinite-lived intangible assets related to two healthcare trade names. These impairment expenses are recorded in the restructuring and impairment expense line in the Consolidated Statements of Comprehensive Income and are included in the "Corporate" category within the segment reporting and represent level 3 fair value measurements.

Goodwill and other indefinite-lived assets included in the Consolidated Balance Sheets consist of the following:

(In millions)	Goodwill	Indefinite-lived Intangible Assets	Total Goodwill and Indefinite-lived Intangible Assets
Balance, June 2, 2012	$146.4	$39.3	$185.7
Sale of owned dealers	(0.1)	—	(0.1)
Maharam acquisition	80.7	23.0	103.7
Balance, June 1, 2013	227.0	62.3	289.3
Foreign currency translation adjustments	0.6	—	0.6
Sale of owned dealers	(0.4)	—	(0.4)
China manufacturing and distribution acquisition	1.0	—	1.0
Impairment charges	—	(21.4)	(21.4)
Balance, May 31, 2014	$228.2	$40.9	$269.1

Goodwill stemming from the acquisition of Maharam in fiscal 2013 was allocated to the North-American Furniture Solutions and Specialty and Consumer reportable segments. The indefinite-lived intangible assets that were acquired from the Maharam business combination are all included within the Specialty and Consumer reportable segment.

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

Impairment expense of $4.0 million was recording during fiscal 2014 related to property in Ningbo, China. This was due to the acquisition of manufacturing-related assets, including a production facility and related equipment, in Dongguan, China, and as a result, the company decided not to pursue the construction of a new manufacturing and distribution facility on the previously acquired property in Ningbo. The company evaluated the fair value of this property and recorded an asset impairment, equal to the excess of carrying value over fair value. During fiscal 2012, the company recorded an impairment expense of $1.4 million related to fixed assets in connection with the 2012 restructuring plan. Both of these impairment charges were recorded in "Restructuring and impairment expenses" and were classified in the "Corporate" category for segment reporting purposes and represent level 3 fair value measurements.

Amortizable intangible assets within "Other amortizable intangibles, net" in the Consolidated Balance Sheets consists primarily of patents, trademarks and customer relationships. The "customer relationships" intangible asset is comprised of relationships with customers and specifiers and networks and relationships with dealers and distributors. Refer to the following table for the combined gross carrying value and accumulated amortization for these amortizable intangibles.

	May 31, 2014
(In millions)	Patent and Trademarks	Customer Relationships	Other	Total
Gross carrying value	$19.2	$43.6	$4.8	$67.6
Accumulated amortization	12.7	8.3	2.4	23.4
Net	$6.5	$35.3	$2.4	$44.2

	June 1, 2013
	Patent and Trademarks	Customer Relationships	Other	Total
Gross carrying value	$21.6	$40.1	$5.0	$66.7
Accumulated amortization	12.3	4.8	1.6	18.7
Net	$9.3	$35.3	$3.4	$48.0

The company amortizes these assets over their remaining useful lives using the straight-line method over periods ranging from 5 to 20 years. It is estimated that the average remaining life of such patents and trademarks is approximately 5 years and 6 years, respectively. The estimated average remaining life of the customer relationships is 13 years.

Estimated amortization expense on existing amortizable intangible assets as of May 31, 2014, for each of the succeeding five fiscal years is as follows:

(In millions)
2015	$4.4
2016	$4.4
2017	$4.4
2018	$4.4
2019	$3.8

Self-Insurance
The company is partially self-insured for general liability, workers' compensation, and certain employee health and dental benefits under insurance arrangements that provide for third-party coverage of claims exceeding the company's loss retention levels. The company's health benefits retention level does not include an aggregate stop loss policy. The company's retention levels designated within significant insurance arrangements as of May 31, 2014, are as follows:

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

Research, Development, and Other Related Costs
Research, development, pre-production, and start-up costs are expensed as incurred. Research and development (R&D) costs consist of expenditures incurred during the course of planned research and investigation aimed at discovery of new knowledge useful in developing new products or processes. R&D costs also include the significant enhancement of existing products or production processes and the implementation of such through design, testing of product alternatives, or construction of prototypes. Research and development costs included in “Design and research” expense in the accompanying Consolidated Statements of Comprehensive Income are $53.9 million, $48.3 million, and $41.0 million, in fiscal 2014, 2013, and 2012, respectively.

Royalty payments made to designers of the company's products as the products are sold are a variable cost based on product sales. These expenses totaled $12.0 million, $11.6 million, and $11.7 million in fiscal years 2014, 2013, and 2012 respectively. They are included in "Design and research" expense in the accompanying Consolidated Statements of Comprehensive Income.

Customer Payments and Incentives
We offer various sales incentive programs to our customers, such as rebates, discounts and cooperative advertising programs. Programs such as rebates and discounts are adjustments to the selling price and are therefore characterized as a reduction to net sales. The cooperative advertising program, whereby customers are reimbursed for company approved advertising expenditures, provides us with an identifiable benefit from the advertisement at a verifiable market rate. Therefore, the cost of the cooperative advertising program is recognized as an operating expense and is included in the "Selling, general and administrative" line in the Consolidated Statements of Comprehensive Income. We recognized operating expense related to our cooperative advertising program of $2.0 million for each of the fiscal years ended 2014, 2013, and 2012.

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

Selling, General, and Administrative
We include costs not directly related to the manufacturing of our products in the "Selling, general, and administrative" line within the Consolidated Statements of Comprehensive Income. Included in these expenses are items such as compensation expense, rental expense, royalty expense, warranty expense, and travel and entertainment expense.

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
The company's annual effective tax rate is based on income, statutory tax rates, and tax planning strategies available in the various jurisdictions the company operates. Complex tax laws can be subject to different interpretations by the company and the respective government authorities. Significant judgment is required in evaluating tax positions and determining our tax expense. Tax positions are reviewed quarterly and tax assets and liabilities are adjusted as new information becomes available.

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

Earnings per Share
Basic earnings per share (EPS) excludes the dilutive effect of common shares that could potentially be issued, due to the exercise of stock options or the vesting of restricted shares, and is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted EPS for fiscal years 2014, 2013, and 2012, was computed by dividing net earnings by the sum of the weighted-average number of shares outstanding, plus all dilutive shares that could potentially be issued. Refer to Note 8 of the Consolidated Financial Statements for further information regarding the computation of EPS.

Comprehensive Income (Loss)
Comprehensive income consists of net earnings, foreign currency translation adjustments, and unrealized holding gain (loss) on “available-for-sale” securities and pension liability adjustments. Refer to Note 15 of the Consolidated Financial Statements for further information regarding Comprehensive income (loss).

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

Foreign Currency Forward Contracts Not Designated as Hedges
The company transacts business in various foreign currencies and has established a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. Under this program, the company's strategy is to have increases or decreases in our foreign currency exposures offset by gains or losses on the foreign currency forward contracts to mitigate the risks and volatility associated with foreign currency transaction gains or losses. These foreign currency exposures typically arise from net liability or asset exposures in non-functional currencies on the balance sheets of our foreign subsidiaries. These foreign currency forward contracts generally settle within 30 days and are not used for trading purposes. These forward contracts are not designated as hedging instruments. Accordingly, we record the fair value of these contracts as of the end of the reporting period in the Consolidated Balance Sheets with changes in fair value recorded within the Consolidated Statements of Comprehensive Income. The balance sheet classification for the fair values of these forward contracts is to "Other" current assets for unrealized gains and to "Other accrued liabilities" for unrealized losses. The Consolidated Statements of Comprehensive Income classification for the fair values of these forward contracts is to "Other expenses (income): Other, net", for both realized and unrealized gains and losses.

As of May 31, 2014, the notional amounts of the forward contracts held to purchase and sell U.S. dollars in exchange for other major international currencies were $26.7 million and the notional amounts of the foreign currency forward contracts held to purchase and sell British pound sterling in exchange for other major international currencies were £15.2 million. The company also has other forward contracts related to other currency pairs at varying notional amounts.

The effects of derivative instruments on the consolidated financial statements were as follows for the fiscal years ended 2014 and 2013 (amounts presented exclude any income tax effects):

Fair Value of Derivative Instruments in Consolidated Balance Sheet

(In millions)		Fiscal Year
	Balance Sheet Location	May 31, 2014	June 1, 2013
Foreign currency forward contracts not designated as hedges	Other current assets	$0.2	$0.3
Foreign currency forward contracts not designated as hedges	Other current liabilities	$0.1	$0.3

Effects of Derivative Instruments on Income

(In millions)		Fiscal Year
	Recognized Income on Derivative (Gain) Loss Location	May 31, 2014	June 1, 2013	June 2, 2012
Foreign currency forward contracts	Other expenses (income): Other, net	$(0.1)	$—	$0.1

New Accounting Standards
Recently Adopted Accounting Guidance
During the first quarter of fiscal 2014, the company adopted Accounting Standards Update ("ASU") 2013-02, "Comprehensive Income (ASC Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail on these amounts. Refer to Note 15 for the disclosures related to this adoption.

Accounting Guidance Issued But Not Adopted as of May 31, 2014
In July 2013, the Financial Accounting Standards Board issued ASU 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists," which defines the presentation requirements of an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted and retrospective application is permitted, but not required. The company is currently evaluating the impact of adopting this guidance.

In May 2014, the Financial Accounting Standards Board issued a new standard on revenue recognition. The new standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is designed to create greater comparability for financial statement users across industries and jurisdictions and also requires enhanced disclosures. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. The company is currently evaluating the impact of adopting this guidance.

2. Acquisitions and Divestitures

China Manufacturing and Distribution Acquisition
On September 30, 2013, the company acquired certain assets from Dongguan Sun Hing Steel Furniture Factory Ltd (DGSH) which together, constituted the acquisition of a business. The acquired business is a manufacturing and distribution operation in Dongguan, China, where product sold under the POSH trade name are produced. Subject to the finalization of certain post-closing adjustments, consideration transferred to acquire the net assets of DGSH consisted of $8.2 million in cash, of which $6.7 million was paid during the second and third quarters of fiscal 2014. The final payment is expected to be made within the next 12 months. The company is still finalizing information related to the valuation of the assets acquired and expects to finalize these matters within the measurement period.

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

The company closed the transaction on April 29, 2013 for consideration of $155.8 million. As a result of the transaction, 100 percent of the voting equity interests of Maharam were acquired. Furthermore, the company estimates it will receive future tax benefits with a present value of approximately $20 million. The allocation of the purchase price was finalized during the fourth quarter of fiscal 2014. The following table summarizes the fair values of the assets acquired and the liabilities assumed from Maharam on April 29, 2013:

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

The goodwill stemming from the transaction in the amount of $80.7 million was recorded as "Goodwill" in the Consolidated Balance Sheet and allocated to the North American Furniture Solutions and the Specialty and Consumer reportable segments. The amounts were allocated based on the expected synergies to be realized by the reportable segments that will benefit from combining the operations of Maharam into the company. The goodwill amounts allocated to the reportable segments were as follows:

Goodwill Segment Allocation as of April 29, 2013
(In millions)	Fair Value
North American Furniture Solutions	$31.9
Specialty and Consumer	48.8
Total Goodwill	$80.7

Intangible assets acquired as a result of the April 29, 2013 acquisition of Maharam were valued at $42.4 million. These amounts are reflected in the values presented in the table below:

Intangible Assets Acquired on April 29, 2013
(In millions)	Fair Value	Useful Life
Trade name	$23.0	Indefinite
Designs and patterns	3.1	5
Specifier and customer relationships	16.0	15
Non-compete agreements	0.3	2
Total Intangibles Acquired	$42.4

POSH Acquisition
On April 3, 2012, the company acquired Sun Hing POSH Holdings Limited (POSH). POSH is a Hong Kong-based designer, and distributor of office furniture systems, freestanding furniture, seating, and filing and storage with distribution in Hong Kong and China. The total purchase price to acquire POSH was approximately $58.9 million, which included $48.8 million in net cash and contingent consideration valued at $10.1 million.

During fiscal 2014, the portion of the contingent consideration that was related to the targeted sales growth of POSH was reduced by $2.6 million. The benefit of this change in value is reflected within “Total operating expenses” in the Consolidated Statements of Comprehensive Income. Since the acquisition of POSH, payments of $1.4 million have been made related to the contingent consideration obligation. The remaining contingent consideration will be in the form of a cash payment, which the company currently estimates to be $4.1 million. This payment is expected to be made in the next twelve months.

The company acquired assets valued at $15.8 million, consisting primarily of cash, accounts receivable, inventory and property and equipment, and acquired liabilities valued at $8.6 million. The company also established a deferred tax liability of $4.9 million. Resulting goodwill, indefinite-lived intangibles, and amortizable intangibles were $34.5 million, $19.9 million, and $8.9 million, respectively. The allocation of the purchase price was finalized during the third quarter of fiscal 2013 and the amounts included above are final. POSH is reported within the ELA Furniture Solutions reportable operating segment.

Divestitures
During fiscal 2014, the company completed the sale of four wholly-owned contract furniture dealerships. The sale of these dealerships, that were located in Canada, Arkansas, Oregon, and Oklahoma, was not material to the consolidated financial statements. A gain on sale of $1.3 million was recognized as a result of the sale of the Oklahoma dealership.

During fiscal 2013, the company completed the sale of one wholly-owned contract furniture dealership in Florida, the impact of which was not material to the consolidated financial statements.

During fiscal 2012, the company completed the sale of three wholly-owned contract furniture dealerships. The sale of these dealerships, that were located in Texas, Colorado, and California, was not material to the consolidated financial statements.

3. Inventories

(In millions)	May 31, 2014	June 1, 2013
Finished goods and work in process	$58.2	$57.5
Raw materials	20.2	18.7
Total	$78.4	$76.2

The inventories of the manufacturing sites in Michigan are valued using the last-in, first-out method (LIFO). The inventories of all other subsidiaries are valued using the first-in, first-out method. Inventories valued using LIFO amounted to $20.5 million and $22.4 million as of May 31, 2014 and June 1, 2013, respectively. If all inventories had been valued using the first-in first-out method, inventories would have been $89.6 million and $86.9 million at May 31, 2014 and June 1, 2013, respectively.

During 2014, a reduction in inventory quantities resulted in a liquidation of applicable LIFO inventory quantities carried at lower costs in prior years. This LIFO liquidation decreased cost of goods sold by a negligible amount in 2014.

During 2012, a reduction in inventory quantities resulted in a liquidation of applicable LIFO inventory quantities carried at lower costs in prior years. This LIFO liquidation decreased cost of goods sold by a negligible amount in 2012.

4. Investments in Nonconsolidated Affiliates

The company had an ownership interest in four nonconsolidated affiliates at May 31, 2014. These equity method investments were acquired through the Maharam business combination. Refer to the company's ownership percentages shown below:

Ownership Interest	May 31, 2014	June 1, 2013
Kvadrat Maharam Arabia DMCC	50.0%	50.0%
Kvadrat Maharam Pty Limited	50.0%	50.0%
Kvadrat Maharam Turkey JSC	50.0%	50.0%
Danskina B.V.	50.0%	50.0%

The Kvadrat Maharam nonconsolidated affiliates are distribution entities that are engaged in selling decorative upholstery, drapery, and wall covering products. Danskina B.V. is a manufacturer and distributor of designer rugs and floor covering products.

At May 31, 2014, the company's investment value in Kvadrat Maharam Pty was $2.3 million more than the company's proportionate share of the underlying net assets ($2.5 million more at June 1, 2013). This difference was driven by a step-up in fair value of the investment in Kvadrat Maharam Pty, stemming from the Maharam business combination. This amount is considered to be a permanent basis difference.

At May 31, 2014, the company's investment value in Danskina B.V. was $1.1 million more than the company's proportionate share of the underlying net assets ($1.1 million more at June 1, 2013). This amount represents the difference in value between the capital contribution made to the joint venture by Maharam and the proportionate share of equity received. This amount is considered to be a permanent basis difference.

The company's investment in its nonconsolidated affiliates was $4.1 million at May 31, 2014 and $4.2 million at June 1, 2013. The company's proportionate share of equity earnings from these companies was $0.1 million for the year ended May 31, 2014 and $(0.1) million for the year ended June 1, 2013.

For the year ended May 31, 2014 and June 1, 2013, the purchases from and sales to nonconsolidated affiliates were immaterial. At May 31, 2014 and June 1, 2013, balances due to and from nonconsolidated affiliates were also immaterial.

5. Long-Term Debt

Long-term debt consisted of the following obligations:

(In millions)	May 31, 2014	June 1, 2013
Series A senior notes, 5.94%, due January 3, 2015	$50.0	$50.0
Series B senior notes, 6.42%, due January 3, 2018	150.0	150.0
Debt securities, 6.0%, due March 1, 2021	50.0	50.0
Total	$250.0	$250.0

Because the company's Series A Senior Notes are due on January 3, 2015, $50 million was reclassified within the Consolidated Balance Sheet from "Long-term debt" to "Current maturities of long-term debt" during fiscal 2014.

During the second quarter of fiscal 2014, the company entered into a revolving line of credit, which provides the company with approximately $5 million in revolving variable interest borrowing capacity. The company intends to utilize the revolver, which is denominated in Chinese Renminbi, to meet working capital cash flow needs at its South China operations. The uncommitted facility is subject to changes in bank approval and outstanding borrowings bear interest at rates based on a benchmark lending rate. As of May 31, 2014, there were no borrowings against this facility.

During the second quarter of fiscal 2013, the company entered into a revolving line of credit, which provides the company with approximately $5 million in revolving variable interest borrowing capacity. The company intends to utilize the revolver, which is denominated in Chinese Renminbi, to meet working capital cash flow needs at its Ningbo, China operations. The uncommitted facility is subject to changes in bank approval and outstanding borrowings bear interest at rates based on a benchmark lending rate. Each draw on the line of credit is subject to a maximum period of one year, and corresponding interest is payable on the maturity date of each draw. As of May 31, 2014, there were no borrowings against this facility.

During the second quarter of fiscal 2012, the company entered into an amendment and restatement of the syndicated revolving line of credit, which provided the company with up to $150 million in revolving variable interest borrowing capacity and includes an "accordion feature", which allows the company to increase, at its option and subject to the approval of the participating banks, the aggregate borrowing capacity of the facility by $75 million. The facility expires in November 2016 and outstanding borrowings bear interest at rates based on the prime rate, federal funds rate, LIBOR, or negotiated rates as outlined in the agreement. Interest is payable periodically throughout the period a borrowing is outstanding. As of May 31, 2014 and June 1, 2013, total usage against this facility was $4.9 million and $7.7 million respectively, all of which related to outstanding letters of credit.

Our senior notes and the unsecured senior revolving credit facility restrict, without prior consent, our borrowings, capital leases, and the sale of certain assets. In addition, we have agreed to maintain certain financial performance ratios, which include a maximum leverage ratio covenant, which is measured by the ratio of debt to trailing four quarter adjusted EBITDA (as defined in the credit agreement) and is required to be less than 3.5:1, except that we may elect, under certain conditions, to increase the maximum Leverage Ratio to 4.0 to 1.0 for four consecutive fiscal quarter end dates. The covenants also require a minimum interest coverage ratio, which is measured by the ratio of trailing four quarter EBITDA to trailing four quarter interest expense (as defined in the credit agreement) and is required to be greater than 4:1. Adjusted EBITDA is generally defined in the credit agreement as EBITDA adjusted by certain items which include non-cash share-based compensation, non-recurring restructuring costs, legacy pension expenses and extraordinary items. At May 31, 2014 and June 1, 2013, the company was in compliance with all of these restrictions and performance ratios.

Annual maturities of long-term debt for the five fiscal years subsequent to May 31, 2014, are as follows:

(In millions)
2015	$50.0
2016	$—
2017	$—
2018	$150.0
2019	$—
Thereafter	$50.0

6. Operating Leases

The company leases real property and equipment under agreements that expire on various dates. Certain leases contain renewal provisions and generally require the company to pay utilities, insurance, taxes, and other operating expenses.

Future minimum rental payments required under operating leases that have non-cancelable lease terms as of May 31, 2014, are as follows:

(In millions)
2015	$21.0
2016	$17.0
2017	$11.8
2018	$9.8
2019	$7.1
Thereafter	$18.7

Total rental expense charged to operations was $25.6 million, $23.0 million, and $20.7 million, in fiscal 2014, 2013, and 2012, respectively. Substantially all such rental expense represented the minimum rental payments under operating leases.

7. Employee Benefit Plans

The company maintains retirement benefit plans for substantially all of its employees.

Pension Plans and Post-Retirement Medical Insurance
During fiscal 2014, the company settled the remaining obligations associated with its primary domestic defined benefit pension plans. Plan participants received vested benefits from the plan assets by electing either a lump sum distribution, roll-over contribution to other 401(k) or individual retirement plans, or an annuity contract with a qualifying third-party provider. As a result of the settlement, the company was relieved of any further obligation. Pension settlement charges of $158.2 million, before tax, were recorded during the current year. The settlement expenses included the pre-tax reclassifications of actuarial gains and losses from accumulated other comprehensive loss of $137.7 million, cash contributions to the plan of $48.8 million, net of the outstanding pension plan liability prior to settlement. Cost of goods sold included $49.3 million of the settlement expense, while $108.9 million of the expense was included in operating expenses. After the settlement, the remaining pension assets of $0.9 million were transferred to the company's defined contribution 401(k) plan.

The primary domestic defined-benefit plan included benefits determined by a cash balance calculation. Benefits under this plan were based upon an employee's years of service and earnings. The company also offers certain employees retirement benefits under other domestic defined benefit plans. The company provides healthcare benefits to employees who retired from service on or before a qualifying date in 1998. As of the qualifying date, the company discontinued offering post-retirement medical to future retirees. Benefits to qualifying retirees under this plan are based on the employee's years of service and age at the date of retirement. In addition to the domestic pension and retiree healthcare plan, one of the company's wholly owned foreign subsidiaries has a defined-benefit pension plan based upon an average final pay benefit calculation. The measurement date for the company's principal domestic and international pension plans, as well as its post-retirement medical plan, is the last day of the fiscal year.

Benefit Obligations and Funded Status
The following table presents, for the fiscal years noted, a summary of the changes in the projected benefit obligation, plan assets and funded status of the company's domestic and international pension plans and post-retirement plan:

	Pension Benefits				Post-Retirement Benefits
	2014		2013		2014	2013
(In millions)	Domestic	International	Domestic	International
Change in benefit obligation:
Benefit obligation at beginning of year	$314.7	$91.2	$332.7	$86.1	$9.0	$9.8
Service cost	—	—	1.9	—	—	—
Interest cost	5.2	4.2	10.9	3.7	0.3	0.3
Curtailments	—	—	—	—	—	—
Plan settlements	(331.1)	—	(40.0)	—	—	—
Foreign exchange impact	—	9.6	—	(1.2)	—	—
Actuarial (gain)/loss	16.8	2.3	15.6	4.5	(1.0)	(0.2)
Employee contributions	—	—	—	—	—	—
Expenses paid	(0.4)	—	—	—	—	—
Benefits paid	(4.1)	(1.9)	(6.4)	(1.9)	(0.8)	(0.9)
Benefit obligation at end of year	$1.1	$105.4	$314.7	$91.2	$7.5	$9.0

Change in plan assets:
Fair value of plan assets at beginning of year	$290.0	$84.2	$316.9	$72.6	$—	$—
Actual return on plan assets	(2.3)	2.4	19.5	11.1	—	—
Foreign exchange impact	—	8.6	—	(1.2)	—	—
Employer contributions	48.8	1.5	—	3.6	0.8	0.9
Employee contributions	—	—	—	—	—	—
Plan settlements	(331.1)	—	(40.0)	—	—	—
Expenses paid	(0.4)	—	—	—	—	—
Benefits paid	(4.1)	(1.9)	(6.4)	(1.9)	(0.8)	(0.9)
Transfers out to 401(k) plan	(0.9)	—	—	—	—	—
Fair value of plan assets at end of year	$—	$94.8	$290.0	$84.2	$—	$—

Funded status:
Under funded status at end of year	$(1.1)	$(10.6)	$(24.7)	$(7.0)	$(7.5)	$(9.0)

Components of the amounts recognized in the Consolidated Balance Sheets:
Current liabilities	$(0.1)	$—	$(0.1)	$—	$(0.9)	$(1.0)
Non-current liabilities	$(1.0)	$(10.6)	$(24.6)	$(7.0)	$(6.6)	$(8.0)

Components of the amounts recognized in accumulated other comprehensive loss before the effect of income taxes:
Unrecognized net actuarial loss	$0.4	$34.3	$140.5	$27.9	$0.3	$1.3
Unrecognized prior service cost (credit)	—	—	—	—	—	—
Accumulated other comprehensive loss	$0.4	$34.3	$140.5	$27.9	$0.3	$1.3

The accumulated benefit obligation for the company's domestic pension benefit plans totaled $1.1 million and $314.7 million as of the end of fiscal years 2014 and 2013, respectively. For its international plans, these amounts totaled $102.4 million and $88.3 million as of the same dates, respectively.

The following table is a summary of the annual cost of the company's pension and post-retirement plans:

Components of Net Periodic Benefit Costs and Other Changes Recognized in Other Comprehensive Income:
	Pension Benefits			Post-Retirement Benefits
(In millions)	2014	2013	2012	2014	2013	2012
Domestic:
Service cost	$—	$1.9	$7.0	$—	$—	$—
Interest cost	5.2	10.9	14.4	0.3	0.3	0.4
Expected return on plan assets	(3.6)	(12.1)	(19.3)	—	—	—
Net amortization	4.7	11.8	7.2	—	0.1	0.1
Curtailment (gain)	—	—	(1.7)	—	—	—
Settlement Loss	158.2	18.8	—	—	—	—
Net periodic benefit cost	$164.5	$31.3	$7.6	$0.3	$0.4	$0.5

International:
Service cost	$—	$—	$1.3
Interest cost	4.2	3.7	3.9
Expected return on plan assets	(5.2)	(4.9)	(4.8)
Net amortization	1.8	1.4	0.3
Net periodic benefit cost	$0.8	$0.2	$0.7

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Income):
	Pension Benefits		Post-Retirement Benefits
(In millions)	2014	2013	2014	2013
Domestic:
Net actuarial (gain) loss	$22.9	$8.2	$(1.0)	$(0.3)
Net amortization, curtailment, and settlements	(163.0)	(30.6)	—	(0.1)
Total recognized in other comprehensive (income) loss	$(140.1)	$(22.4)	$(1.0)	$(0.4)

International:
Net actuarial (gain) loss	$5.2	$(1.7)
Effect of exchange rates on amounts included in accumulated other comprehensive income	3.0	(0.2)
Net amortization	(1.8)	(1.4)
Total recognized in other comprehensive (income) loss	$6.4	$(3.3)

The net actuarial loss, included in accumulated other comprehensive loss (pretax), expected to be recognized in net periodic benefit cost during fiscal 2015 is $1.9 million.

Actuarial Assumptions
The weighted-average actuarial assumptions used to determine the benefit obligation amounts and the net periodic benefit cost for the company's pension and post-retirement plans are as follows:

The weighted-average used in the determination of net periodic benefit cost:
	2014		2013		2012
(Percentages)	Domestic	International	Domestic	International	Domestic	International
Discount rate	3.43	4.40	3.34	4.20	4.75	5.40
Compensation increase rate	n/a	3.50	3.00	3.00	3.00	3.50
Expected return on plan assets	n/a	6.00	4.20	6.00	7.00	7.00

The weighted-average used in the determination of the projected benefit obligations:
Discount rate	3.44	4.40	3.43	4.40	3.57	4.20
Compensation increase rate	n/a	3.35	n/a	3.50	3.00	3.00

In calculating post-retirement benefit obligations for fiscal 2014, a 7.2 percent annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2015, decreasing gradually to 4.5 percent by 2029 and remaining at that level thereafter. For purposes of calculating post-retirement benefit costs, a 7.4 percent annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2014, decreasing gradually to 4.5 percent by 2029 and remaining at that level thereafter.

Assumed health care cost-trend rates have a significant effect on the amounts reported for retiree health care costs. A one-percentage-point change in the assumed health care cost-trend rates would have the following effects:

(In millions)	1 Percent Increase	1 Percent Decrease
Effect on total fiscal 2014 service and interest cost components	$—	$—
Effect on post-retirement benefit obligation at May 31, 2014	$0.2	$(0.2)

Plan Assets and Investment Strategies
The assets related to the company's primary domestic employee benefit plans were liquidated in connection with the plan termination that occurred during fiscal 2014. Accordingly, plan assets for the primary domestic employee benefit plans were zero as of the end of fiscal 2014.

The company's international employee benefit plan assets consist mainly of listed fixed income obligations and common/collective trusts. The company's primary objective for invested pension plan assets is to provide for sufficient long-term growth and liquidity to satisfy all of its benefit obligations over time. Accordingly, the company has developed an investment strategy that it believes maximizes the probability of meeting this overall objective. This strategy includes the development of a target investment allocation by asset category in order to provide guidelines for making investment decisions. This target allocation emphasizes the long-term characteristics of individual asset classes as well as the diversification among multiple asset classes. In developing its strategy, the company considered the need to balance the varying risks associated with each asset class with the long-term nature of its benefit obligations. The company's strategy moving forward will be to increase the level of fixed income investments as the funding status improves, thereby more closely matching the return on assets with the liabilities of the plans.

The company utilizes independent investment managers to assist with investment decisions within the overall guidelines of the investment strategy.

The target asset allocation at the end of fiscal 2014 and asset categories for the company's primary pension plans for fiscal 2014 and 2013 are as follows:

Primary Domestic Plan
Asset Category	Targeted Asset Allocation Percentage	Percentage of Plan Assets at Year End
		2014	2013
Equities	—	—	10
Fixed Income	—	—	86
Other	—	—	4
Total		—	100

International Plan
Asset Category
Equities	—	—	—
Fixed Income	20	26	26
Common collective trusts	80	74	74
Total		100	100

(In millions)	Domestic Plans as of May 31, 2014
Asset Category	Level 1	Level 2	Total
Cash and cash equivalents	$—	$—	$—
US & international equity securities	—	—	—
Debt securities-corporate	—	—	—
Common collective trust-equities	—	—	—
Common collective trusts-fixed income	—	—	—
Total	$—	$—	$—

(In millions)	International Plan as of May 31, 2014
Asset Category	Level 1	Level 2	Total
Cash and cash equivalents	$0.2	$—	$0.2
Foreign government obligations	—	24.5	24.5
Common collective trusts-balanced	—	70.1	70.1
Total	$0.2	$94.6	$94.8

(In millions)	Domestic Plans as of June 1, 2013
Asset Category	Level 1	Level 2	Total
Cash and cash equivalents	$12.5	$—	$12.5
US & international equity securities	2.2	—	2.2
Debt securities-corporate	7.6	—	7.6
Common collective trust-equities	—	26.5	26.5
Common collective trusts-fixed income	—	241.2	241.2
Total	$22.3	$267.7	$290.0

(In millions)	International Plan as of June 1, 2013
Asset Category	Level 1	Level 2	Total
Cash and cash equivalents	$0.2	$—	$0.2
Foreign government obligations	—	22.0	22.0
Common collective trusts-balanced	—	62.0	62.0
Total	$0.2	$84.0	$84.2

Cash Flows
The company is reviewing whether any additional voluntary pension plan contributions will be made in the next year. Actual contributions will be dependent upon investment returns, changes in pension obligations, and other economic and regulatory factors. In fiscal 2014, the company made total cash contributions of $50.2 million to its benefit plans. Of these cash contributions, $48.8 million were due to the termination of the company’s primary domestic defined benefit pension plans.

The following represents a summary of the benefits expected to be paid by the plans in future fiscal years. These expected benefits were estimated based on the same actuarial valuation assumptions used to determine benefit obligations at May 31, 2014.

(In millions)	Pension Benefits Domestic	Pension Benefits International	Post-Retirement Benefits
2015	$0.1	$1.9	$0.9
2016	$0.1	$2.4	$0.9
2017	$0.1	$2.8	$0.8
2018	$0.1	$3.0	$0.8
2019	$0.1	$3.1	$0.7
2020-2024	$0.4	$18.7	$2.7

Profit Sharing, 401(k) Plan, and Core Contribution
Herman Miller, Inc. has a trusteed profit sharing plan that includes substantially all domestic employees. These employees are eligible to begin participating on their date of hire. The plan provides for discretionary contributions, payable in the company's common stock, of not more than 6 percent of employees' wages based on the company's financial performance. The cost of the profit sharing contribution during fiscal 2014, 2013, and 2012 were $6.4 million, $5.3 million and $3.4 million, respectively.

The company has traditionally matched 50 percent of employee contributions to their 401(k) accounts up to 6 percent of their pay. On September 1, 2012, this was amended to a match of 100 percent up to 3 percent of their pay. A core contribution of 4 percent was also added to the plan. This core contribution was effective as of January 1, 2012 for new employees starting after that date and September 1, 2012 for existing employees. The cost of the company's 401(k) matching contributions and core contributions charged against operations was approximately $20.3 million, $17.0 million, and $6.8 million in fiscal years 2014, 2013 and 2012, respectively.

8. Common Stock and Per Share Information
The following table reconciles the numerators and denominators used in the calculations of basic and diluted EPS for each of the last three fiscal years:

(In millions, except shares)	2014	2013	2012
Numerator:
Numerator for both basic and diluted EPS, net earnings (loss)	$(22.1)	$68.2	$75.2

Denominator:
Denominator for basic EPS, weighted-average common shares outstanding	58,955,487	58,425,522	58,171,472
Potentially dilutive shares resulting from stock plans	—	418,992	285,404
Denominator for diluted EPS	58,955,487	58,844,514	58,456,876

Equity awards of 2,779,782 shares, 1,953,450 shares and 1,917,060 shares of common stock were excluded from the denominator for the computation of diluted earnings per share for the fiscal years ended May 31, 2014, June 1, 2013, and June 2, 2012, respectively, because they were anti-dilutive. The company has certain share-based payment awards that meet the definition of participating securities. The company has evaluated the impact on EPS of all participating securities under the two-class method, noting the impact on EPS was immaterial.

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

Valuation and Expense Information
The company measures the cost of employee services received in exchange for an award of equity instruments based on their grant-date fair market value. This cost is recognized over the requisite service period.

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

The company classifies pre-tax stock-based compensation expense primarily within “Operating expenses” in the Consolidated Statements of Comprehensive Income. Related expenses charged to “Cost of sales” are not material. Pre-tax compensation expense and the related income tax benefit for all types of stock-based programs was as follows for the periods indicated:

(In millions)	May 31, 2014	June 1, 2013	June 2, 2012
Employee stock purchase program	$0.3	$0.3	$0.3
Stock option plans	2.3	3.6	2.8
Restricted stock grants	0.2	0.3	0.5
Restricted stock units	5.2	3.2	2.4
Performance share units	3.0	0.7	—
Total	$11.0	$8.1	$6.0

Tax benefit	$4.0	$2.9	$2.1
As of May 31, 2014, total pre-tax stock-based compensation cost not yet recognized related to non-vested awards was approximately $9.1 million. The weighted-average period over which this amount is expected to be recognized is 1.49 years.

The company estimated the fair value of employee stock options on the date of grant using the Black-Scholes model. In determining these values, the following weighted-average assumptions were used for the options granted during the fiscal years indicated.

	2014	2013	2012
Risk-free interest rates (1)	1.62%	0.77%	1.75%
Expected term of options (2)	5.5 years	5.5 years	5.5 years
Expected volatility (3)	46%	47%	42%
Dividend yield (4)	1.74%	1.98%	0.34%
Weighted-average grant-date fair value of stock options:
Granted with exercise prices equal to the fair market value of the stock on the date of grant	$10.68	$6.52	$10.15

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

Stock Option Plans
The company has stock option plans under which options to purchase the company's stock are granted to employees and non-employee directors and officers at a price not less than the market price of the company's common stock on the date of grant. Under the current award program, all options become exercisable between one and three years from date of grant and expire two to ten years from date of grant. Most options are subject to graded vesting with the related compensation expense recognized on a straight-line basis over the requisite service period. At May 31, 2014, there were 2.3 million shares available for option awards.

The following is a summary of the transactions under the company's stock option plans:

	Shares Under Option	Weighted-Average Exercise Prices	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Outstanding at May 28, 2011	2,578,590	$24.62	5.5	$6.6
Granted at market	365,141	$25.75
Exercised	(215,524)	$19.74
Forfeited or expired	(398,958)	$25.76

Outstanding at June 2, 2012	2,329,249	$25.06	5.7	$0.9
Granted at market	499,870	$18.17
Exercised	(297,255)	$17.49
Forfeited or expired	(120,490)	$24.56

Outstanding at June 1, 2013	2,411,374	$24.59	5.7	$11.2
Granted at market	46,829	$28.74
Exercised	(821,050)	$22.97
Forfeited or expired	(40,169)	$27.47

Outstanding at May 31, 2014	1,596,984	$25.47	4.7	$9.9
Ending vested + expected to vest	1,588,824	$25.49	4.6	$9.8
Exercisable at end of period	1,122,446	$27.35	3.3	$5.1

The total pre-tax intrinsic value of options exercised during fiscal 2014, 2013 and 2012 was $6.2 million, $2.0 million, and $1.1 million, respectively. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the company's closing stock price as of the end of the period presented, which would have been received by the option holders had all option holders exercised in-the-money options as of that date.

The following is a summary of stock options outstanding at May 31, 2014:

	Outstanding Stock Options			Exercisable Stock Options
Range of Exercise Price	Shares	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Exercise Prices	Shares	Weighted-Average Exercise Prices
$12.33-18.17	553,690	7.1	$17.18	238,880	$15.87
$25.06-30.54	627,041	4.3	$27.90	467,313	$28.33
$31.84-38.13	416,253	2.0	$32.85	416,253	$32.85
	1,596,984	4.7	$25.47	1,122,446	$27.35

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

	2014		2013		2012
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Outstanding, at beginning of year	67,474	$20.45	83,331	$19.49	70,595	$18.44
Granted	—	$—	—	$—	24,323	$21.46
Vested	(3,440)	$15.82	(14,357)	$15.06	(7,787)	$17.56
Forfeited or expired	(2,000)	$21.98	(1,500)	$18.71	(3,800)	$16.44
Outstanding, at end of year	62,034	$20.66	67,474	$20.45	83,331	$19.49

The weighted-average remaining recognition period of the outstanding restricted stock grants at May 31, 2014, was 1.65 years. The fair value of the shares that vested during the twelve months ended May 31, 2014, was $0.1 million.

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
The following is a summary of restricted stock unit transactions for the fiscal years indicated:

	Share Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value in Millions	Weighted-Average Remaining Contractual Term (Years)
Outstanding at May 28, 2011	285,101	$21.72	$6.9	1.5
Granted	125,589	$25.72
Forfeited	(10,483)	$25.13
Released	(78,484)	$26.56
Outstanding at June 2, 2012	321,723	$21.06	$5.7	1.4
Ending vested + expected to vest	308,645		$5.4	1.4

Outstanding at June 2, 2012	321,723	$21.06	$5.7	1.4
Granted	341,534	$20.49
Forfeited	(66,368)	$19.00
Released	(17,569)	$16.14
Outstanding at June 1, 2013	579,320	$21.35	$16.0	1.7
Ending vested + expected to vest	547,093		$15.0	1.6

Outstanding at June 1, 2013	579,320	$21.35	$16.0	1.7
Granted	142,004	$28.55
Forfeited	(10,124)	$22.94
Released	(145,094)	$20.30
Outstanding at May 31, 2014	566,106	$23.31	$17.2	1.5
Ending vested + expected to vest	550,322		$16.0	1.5

The weighted-average remaining recognition period of the outstanding restricted stock units at May 31, 2014, was 1.35 years. The fair value of the share units that vested during the twelve months ended May 31, 2014, was $4.1 million.

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
The following is a summary of performance share unit transactions for the fiscal years indicated:

	Share Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value in Millions	Weighted-Average Remaining Contractual Term (Years)
Outstanding at May 28, 2011	90,380	$25.52	$—	0.2
Granted	—	$—
Forfeited	(90,380)	$25.52
Outstanding at June 2, 2012	—	$—	$—	0.0
Ending vested + expected to vest	—		$—	0.0

Outstanding at June 2, 2012	—	$—	$—	0.0
Granted	72,500	$17.10
Forfeited	—	$—
Outstanding at June 1, 2013	72,500	$17.10	$2.0	2.1
Ending vested + expected to vest	68,823		$1.9	2.1

Outstanding at June 1, 2013	72,500	$17.10	$2.0	2.1
Granted	139,722	$31.66
Forfeited	(2,026)	$31.74
Outstanding at May 31, 2014	210,196	$26.64	$6.6	1.8
Ending vested + expected to vest	203,752		$6.4	1.8

The weighted-average remaining recognition period of the outstanding performance share units at May 31, 2014, was 1.46 years. The fair value for shares that vested during the twelve months ended May 31, 2014, was zero.

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

The Herman Miller, Inc. Executive Equalization Retirement Plan is a supplemental deferred compensation plan and was made available for salary deferrals and company contributions beginning in January 2008. The plan is available to a select group of management or highly compensated employees who are selected for participation by the Executive Compensation Committee of the Board of Directors. The plan allows participants to defer up to 50 percent of their base salary and up to 100 percent of their incentive cash bonus. Company contributions to the plan “mirror” the amounts the company would have contributed to the various qualified retirement plans had the employee's compensation not been above the IRS statutory ceiling ($260,000 in 2014). The company does not guarantee a rate of return for these funds. Instead, participants make investment elections for their deferrals and company contributions. Investment options are the same as those available under the Herman Miller Profit Sharing and 401(k) Plan, except for company stock, which is not an investment option under this plan.

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

	2014	2013	2012
Options	—	—	—
Shares of common stock	12,358	15,746	18,119
Shares through the deferred compensation program	2,317	2,779	3,301

10. Income Taxes

The components of earnings (loss) before income taxes are as follows:

(In millions)	2014	2013	2012
Domestic	$(45.1)	$89.9	$107.6
Foreign	1.7	7.3	11.9
Total	$(43.4)	$97.2	$119.5

The provision (benefit) for income taxes consists of the following:

(In millions)	2014	2013	2012
Current: Domestic - Federal	$22.2	$36.4	$21.8
Domestic - State	4.6	5.2	2.0
Foreign	4.8	3.9	6.0
	31.6	45.5	29.8
Deferred: Domestic - Federal	(43.6)	(14.9)	11.2
Domestic - State	(5.6)	(1.4)	1.4
Foreign	(3.6)	(0.3)	1.9
	(52.8)	(16.6)	14.5
Total income tax provision	$(21.2)	$28.9	$44.3

The following table represents a reconciliation of income taxes at the United States statutory rate with the effective tax rate as follows:

(In millions)	2014	2013	2012
Income taxes computed at the United States Statutory rate of 35%	$(15.2)	$34.0	$41.8
Increase (decrease) in taxes resulting from:
Change in unrecognized tax benefits	0.4	0.1	(0.3)
Foreign statutory rate differences	(0.9)	(1.9)	(1.2)
Meals and entertainment	1.0	0.8	0.8
Manufacturing deduction under the American Jobs Creation Act of 2004	(3.9)	(4.0)	(2.9)
State taxes	(0.9)	2.5	3.0
Repatriated earnings and related foreign tax credits	(0.3)	(0.6)	(0.2)
Other, net	(1.4)	(2.0)	3.3
Income tax expense (benefit)	$(21.2)	$28.9	$44.3
Effective tax rate	48.9%	29.8%	37.1%

The tax effects and types of temporary differences that give rise to significant components of the deferred tax assets and liabilities at May 31, 2014 and June 1, 2013, are as follows:

(In millions)	2014	2013
Deferred tax assets:
Compensation-related accruals	$19.5	$17.7
Accrued pension and post-retirement benefit obligations	9.7	19.4
Inventory related	3.7	2.7
Reserves for uncollectible accounts and notes receivable	1.5	1.8
Other reserves and accruals	4.6	3.9
Warranty	8.5	8.2
State and local tax net operating loss carryforwards	3.2	3.0
Federal net operating loss carryforward	0.1	0.2
State credits	0.2	0.6
Foreign tax net operating loss carryforwards	9.9	9.2
Foreign tax credits	0.1	0.1
Foreign capital loss carryforward	0.1	0.1
Financing costs	1.2	2.1
Other	3.4	3.6
Subtotal	65.7	72.6
Valuation allowance	(8.5)	(9.9)
Total	$57.2	$62.7

Deferred tax liabilities:
Book basis in property in excess of tax basis	$(14.7)	$(16.5)
Intangible assets	(18.1)	(20.5)
Other	(2.4)	(2.9)
Total	$(35.2)	$(39.9)
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

At May 31, 2014, the company had state and local tax NOL carry-forwards of $49.0 million, the tax benefit of which is $3.2 million, which have various expiration periods from one to twenty-one years. The company also had state credits with a tax benefit of $0.2 million which expire in one to two years. For financial statement purposes, the NOL carry-forwards and state tax credits have been recognized as deferred tax assets, subject to a valuation allowance of $1.7 million.

At May 31, 2014, the company had a federal NOL carry-forward of $0.3 million, the tax benefit of which is $0.1 million, which expires in fourteen years. For financial statement purposes, the NOL carry-forward has been recognized as a deferred tax asset.

At May 31, 2014, the company had a foreign capital loss carry-forward of $0.3 million, the tax benefit of which is $0.1 million, which has an expiration period of an unlimited term. For financial statement purposes, the capital loss carry-forward has been recognized as a deferred tax asset, subject to a valuation allowance of $0.1 million.

At May 31, 2014, the company had foreign net operating loss carry-forwards of $41.1 million, the tax benefit of which is $9.9 million, which have expiration periods from five years to an unlimited term. The company also had foreign tax credits with a tax benefit of $0.1 million which expire in two to six years. For financial statement purposes, NOL carry-forwards and foreign tax credits have been recognized as deferred tax assets, subject to a valuation allowance of $5.4 million.

At May 31, 2014, the company had foreign deferred assets of $6.5 million, the tax benefit of which is $1.3 million, which is primarily related to financing costs. For financial statement purposes, the assets have been recognized as deferred tax assets, subject to a valuation allowance of $1.3 million.

The company has not provided for United States income taxes on undistributed earnings of foreign subsidiaries totaling approximately $67.5 million. Recording deferred income taxes on these undistributed earnings is not required, because these earnings have been deemed to be permanently reinvested. These amounts would be subject to possible U.S. taxation only if remitted as dividends. The determination of the hypothetical amount of unrecognized deferred U.S. taxes on undistributed earnings of foreign entities is not practicable.

The components of the company's unrecognized tax benefits are as follows:

(In millions)
Balance at June 2, 2012	$1.3
Increases related to current year income tax positions	0.4
Increases related to prior year income tax positions	—
Decreases related to prior year income tax positions	(0.1)
Decreases related to lapse of applicable statute of limitations	(0.2)
Decreases related to settlements	—
Balance at June 1, 2013	1.4
Increases related to current year income tax positions	0.5
Increases related to prior year income tax positions	—
Decreases related to prior year income tax positions	—
Decreases related to lapse of applicable statute of limitations	(0.1)
Decreases related to settlements	—
Balance at May 31, 2014	$1.8

The company's effective tax rate would have been affected by the total amount of unrecognized tax benefits had this amount been recognized as a reduction to income tax expense.

The company recognizes interest and penalties related to unrecognized tax benefits through "Income tax expense (benefit)" in its Consolidated Statements of Comprehensive Income. Interest and penalties and the related liability were as follows for the periods indicated:

(In millions)	May 31, 2014	June 1, 2013	June 2, 2012
Interest and penalty expense	$0.2	$—	$—

Liability for interest and penalties	$0.6	$0.4

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

During the year, the company has closed the audit of fiscal year 2013 with the Internal Revenue Service under the Compliance Assurance Process (CAP). For the majority of the remaining tax jurisdictions, the company is no longer subject to state and local, or non-U.S. income tax examinations by tax authorities for fiscal years before 2011.

11. Fair Value of Financial Instruments

The company's financial instruments consist of cash equivalents, marketable securities, accounts and notes receivable, deferred compensation plan, accounts payable, debt, and foreign currency exchange contracts. The company's estimates of fair value for financial instruments, other than marketable securities, approximate their carrying amounts as of May 31, 2014 and June 1, 2013. The carrying value and fair value of the company's long-term debt, including current maturities, is as follows for the periods indicated:

(In millions)	May 31, 2014	June 1, 2013
Carrying value	$250.0	$250.0
Fair value	$279.2	$283.5

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

The following tables set forth financial assets and liabilities measured at fair value in the Consolidated Balance Sheets and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of May 31, 2014 and June 1, 2013:

(In millions)	Fair Value Measurements
	May 31, 2014	June 1, 2013
Financial Assets	Quoted Prices With Other Observable Inputs (Level 2)	Quoted Prices With Other Observable Inputs (Level 2)
Available-for-sale marketable securities:
Asset-backed securities	$0.4	$0.8
Corporate debt securities	1.2	1.7
Government obligations	7.9	5.1
Mortgage-backed securities	1.6	3.2
Foreign currency forward contracts	0.2	0.3
Deferred compensation plan	6.3	4.8
Total	$17.6	$15.9

Financial Liabilities
Foreign currency forward contracts	$0.1	$0.3
Total	$0.1	$0.3

The following is a summary of the carrying and market values of the company's marketable securities as of the dates indicated:

	May 31, 2014
(In millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value
Asset-backed securities	$0.4	$—	$—	$0.4
Corporate debt securities	1.2	—	—	1.2
Government obligations	7.9	—	—	7.9
Mortgage-backed securities	1.6	—	—	1.6
Total	$11.1	$—	$—	$11.1

	June 1, 2013
(In millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value
Asset-backed securities	$0.8	$—	$—	$0.8
Corporate debt securities	1.7	—	—	1.7
Government obligations	5.1	—	—	5.1
Mortgage-backed securities	3.2	—	—	3.2
Total	$10.8	$—	$—	$10.8

The company does not hold any Level 3 financial instruments.

Maturities of debt securities included in marketable securities as of May 31, 2014, are as follows:

(In millions)	Cost	Market Value
Due within one year	$2.9	$2.9
Due after one year through five years	8.1	8.1
Due after five years	0.1	0.1
Total	$11.1	$11.1

12. Supplemental Disclosures of Cash Flow Information

The following table presents the adjustments to reconcile net earnings to net cash provided by operating activities:

(In millions)	2014	2013	2012

Depreciation expense	$37.8	$34.4	$34.4
Amortization expense	4.6	3.1	2.8
Provision for losses on accounts receivable and notes receivable	1.0	0.6	1.6
(Gain) Loss on sales of property and dealers	(1.7)	0.8	0.9
Deferred income tax expense (benefit)	(52.8)	(16.6)	14.5
Pension expense	115.4	31.9	8.8
Restructuring and impairment expenses	26.2	1.2	5.4
Stock-based compensation	11.0	8.1	6.0
Excess tax benefits from stock-based compensation	(1.1)	(0.3)	0.1
Other changes in long-term liabilities	(8.5)	(9.2)	(66.5)
Other	1.5	(2.9)	(1.9)
Changes in current assets and liabilities:
Decrease (increase) in assets:
Accounts receivable	(26.7)	(7.7)	17.5
Inventories	(2.2)	(4.6)	0.2
Prepaid expenses and other	(3.2)	9.3	2.7
Increase (decrease) in liabilities:
Accounts payable	2.6	6.0	4.8
Accrued liabilities	8.3	14.2	(16.4)
Total changes in current assets and liabilities	(21.2)	17.2	8.8
Total adjustments	$112.2	$68.3	$14.9

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

Changes in the warranty reserve for the stated periods were as follows:

(In millions)	2014	2013	2012
Accrual balance, beginning	$24.8	$22.2	$17.0
Accrual for warranty matters	20.2	23.3	24.9
Change in estimate	—	—	5.0
Settlements	(19.8)	(20.7)	(24.7)
Accrual balance, ending	$25.2	$24.8	$22.2

Other Guarantees
The company is periodically required to provide performance bonds in order to conduct business with certain customers. These arrangements are common and generally have terms ranging between one and three years. The bonds are required to provide assurances to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The performance bonds are provided by various bonding agencies and the company is ultimately liable for claims that may occur against them. As of May 31, 2014, the company had a maximum financial exposure related to performance bonds of approximately $7.5 million. The company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company's financial statements. Accordingly, no liability has been recorded as of May 31, 2014 and June 1, 2013.

The company periodically enters into agreements in the normal course of business that may include indemnification clauses regarding patent/trademark infringement and service losses. Service losses represent all direct or consequential loss, liability, damages, costs and expenses incurred by the customer or others resulting from services rendered by the company, the dealer, or certain sub-contractors due to a proven negligent act. The company has no history of claims, nor is it aware of circumstances that would require it to perform under these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company's financial statements. Accordingly, no liability has been recorded as of May 31, 2014 and June 1, 2013.

The company has entered into standby letter of credit arrangements for the purpose of protecting various insurance companies against default on the payment of certain premiums and claims. A majority of these arrangements are related to the company's wholly-owned captive insurance company. As of May 31, 2014, the company had a maximum financial exposure from these insurance-related standby letters of credit of approximately $4.9 million. The company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company's financial statements. Accordingly, no liability has been recorded as of May 31, 2014 and June 1, 2013.

Contingencies
The company leases a facility in the United Kingdom under an agreement that expired in June 2011 and the company is currently leasing the facility on a month to month basis. Under the terms of the lease, the company is required to perform the maintenance and repairs necessary to address the general dilapidation of the facility over the lease term. The ultimate cost of this provision to the company is dependent on a number of factors including, but not limited to, the future use of the facility by the lessor and whether the company chooses and is permitted to renew the lease term. The company has estimated the cost of these maintenance and repairs to be between $0 million and $3.0 million, depending on the outcome of future plans and negotiations. Based on existing circumstances, it is estimated that these costs will most likely approximate $1.5 million as of May 31, 2014, and was estimated to be $1.3 million as of June 1, 2013. As a result, these amounts have been recorded as a liability reflected under the caption “Accrued liabilities” for fiscal 2014 and fiscal 2013 in the Consolidated Balance Sheets.

The company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the company's Consolidated Financial Statements.

As of the end of fiscal 2014, outstanding commitments for future purchase obligations approximated $54.2 million.

On July 25, 2014, the company's Nemschoff subsidiary received observations from an inspection by the Food and Drug Administration (“FDA”) at its manufacturing facility. The company will provide a written response to the FDA within 15 days of receipt of the observations.  Following the written response the company will have discussions with the FDA District Office regarding the observations to further determine the scope and remedy for the observations.  At this time no estimate of potential impact on the consolidated financial statements related to these observations can be made.

14. Operating Segments

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

During fiscal 2014, the company renamed its international reportable business segment ELA Furniture Solutions in order to better describe the geographic regions it serves, which include EMEA, Latin America, and Asia-Pacific. Prior to this name change, the company referred to this segment as "Non-North America." ELA Furniture Solutions includes the operations associated with the design, manufacture, and sale of furniture products, primarily for work-related settings, in these aforementioned geographic regions.

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

The performance of the operating segments is evaluated by the company's management using various financial measures. The following is a summary of certain key financial measures for the respective fiscal years indicated:

(In millions)	2014	2013	2012

Net Sales:
North American Furniture Solutions	$1,216.3	$1,221.9	$1,218.5
ELA Furniture Solutions	392.2	377.3	347.3
Specialty and Consumer	273.5	175.7	158.3
Corporate	—	—	—
Total	$1,882.0	$1,774.9	$1,724.1

Depreciation and Amortization:
North American Furniture Solutions	$26.8	$28.0	$31.7
ELA Furniture Solutions	7.6	6.6	3.7
Specialty and Consumer	8.0	2.9	1.8
Corporate	—	—	—
Total	$42.4	$37.5	$37.2

Operating Earnings (Losses):
North American Furniture Solutions	$(27.0)	$76.6	$96.9
ELA Furniture Solutions	23.1	24.7	32.1
Specialty and Consumer	4.6	15.4	15.1
Corporate	(26.4)	(1.8)	(6.5)
Total	$(25.7)	$114.9	$137.6

Capital Expenditures:
North American Furniture Solutions	$28.9	$33.6	$20.3
ELA Furniture Solutions	6.4	15.9	3.3
Specialty and Consumer	5.5	0.7	4.9
Corporate	—	—	—
Total	$40.8	$50.2	$28.5

Total Assets:
North American Furniture Solutions	$457.0	$427.8	$389.2
ELA Furniture Solutions	244.8	250.9	231.5
Specialty and Consumer	176.5	174.3	36.5
Corporate	112.6	93.5	181.9
Total	$990.9	$946.5	$839.1

Goodwill:
North American Furniture Solutions	$135.8	$136.1	$104.9
ELA Furniture Solutions	42.6	41.1	40.5
Specialty and Consumer	49.8	49.8	1.0
Corporate	—	—	—
Total	$228.2	$227.0	$146.4

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

The restructuring and asset impairment charges of $26.5 million, $1.2 million, and $5.4 million in fiscal 2014, fiscal 2013 and fiscal 2012, respectively are discussed in Note 16 of the Consolidated Financial Statements and were allocated to the “Corporate” category.

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

(In millions)	2014	2013	2012
Net Sales:
Systems	$571.6	$572.9	$549.5
Seating	658.2	609.8	619.8
Freestanding and storage	386.4	395.0	334.3
Other (1)	265.8	197.2	220.5
Total	$1,882.0	$1,774.9	$1,724.1

(1) “Other” primarily consists of textiles or uncategorized product sales and service sales.

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

(In millions)	2014	2013	2012
Net Sales:
United States	$1,406.3	$1,291.5	$1,271.9
International	475.7	483.4	452.2
Total	$1,882.0	$1,774.9	$1,724.1

(In millions)	2014	2013	2012
Long-lived assets:
United States	$177.0	$169.2	$146.4
International	35.4	29.8	18.1
Total	$212.4	$199.0	$164.5

It is estimated that no single dealer accounted for more than 5 percent of the company's net sales in the fiscal year ended May 31, 2014. It is also estimated that the largest single end-user customer, the U.S. federal government, accounted for approximately $102 million or 5 percent of the company's fiscal 2014 net sales. These sales are recorded within the North American Furniture Solutions reportable segment.

Approximately 8.0 percent of the company's employees are covered by collective bargaining agreements, most of whom are employees of its Nemschoff and Herman Miller Ningbo subsidiaries.

15. Accumulated Other Comprehensive Loss

The following table provides an analysis of the changes in accumulated other comprehensive loss for the years ended May 31, 2014 and June 1, 2013:

	Year Ended
(In millions)	May 31, 2014	June 1, 2013	June 2, 2012
Cumulative translation adjustments at beginning of period	(14.0)	(13.0)	(5.9)
Translation adjustments	2.9	(1.0)	(7.1)
Balance at end of period	(11.1)	(14.0)	(13.0)
Pension and other post-retirement benefit plans at beginning of period	(110.3)	(127.6)	(98.3)
Adjustments to pension and other post-retirement benefit plans	(3.1)	0.5	—
Reclassification to earnings - cost of sales (net of tax $(15.8), $(1.0), $3.5)	27.6	1.8	(8.5)
Reclassification to earnings - operating expenses (net of tax $(35.1), $(7.8), $8.7)	59.0	15.0	(20.8)
Balance at end of period	(26.8)	(110.3)	(127.6)
Total accumulated other comprehensive loss	(37.9)	(124.3)	(140.6)

16. Restructuring and Impairment Activities

2014 Restructuring and Impairment Charges
The company recognized asset impairment expenses totaling $21.4 million associated with the Nemschoff and POSH trade name intangibles for the fiscal year 2014. The company also recognized restructuring expenses of $1.1 million during the third quarter of fiscal 2014. This restructuring charge was related to actions taken to improve the efficiency of the North American sales and distribution channel and Geiger manufacturing operations. These actions focused primarily on targeted workforce reductions.

Due to the acquisition of a manufacturing and distribution operation in Dongguan, China in the second quarter of 2014, the company has decided not to pursue the construction of a new manufacturing and distribution facility on property that it previously acquired in Ningbo, China. In connection with this decision, the company evaluated the fair value of this property and recorded an asset impairment of $4.0 million during the second quarter. This impairment charge was recorded to the "Restructuring and impairment expenses" line item within the Consolidated Statements of Comprehensive Income. The impairment charge is included within the "Corporate" category within the segment reporting.

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

2012 Action Plan
(In millions)	Total Plan Costs	Severance and Outplacement Costs	Building Impairment Costs
Balance as of May 28, 2011	$—	$—	$—
Restructuring and impairment expenses	1.6	0.2	1.4
Cash payments	(0.1)	—	(0.1)
Adjustments	(1.3)	—	(1.3)
Balance as of June 2, 2012	0.2	0.2	—
Restructuring and impairment expenses	1.2	0.3	0.9
Cash payments	(1.0)	(0.5)	(0.5)
Adjustments	(0.2)	—	(0.2)
Balance as of June 1, 2013	$0.2	$—	$0.2
Cash payments	$(0.2)	$—	$(0.2)
Balance as of May 31, 2014	$—	$—	$—

In addition to the restructuring expenses noted above, the company recorded an impairment of certain assets for fiscal 2012 totaling $3.8 million. These assets were related to products and trade names that we determined had no future revenue stream to the company.

These charges have been reflected separately as "Restructuring and impairment expenses" in the Consolidated Statements of Comprehensive Income. The impairment and restructuring charges described above are recorded in the "Restructuring and impairment expenses" line in the Consolidated Statements of Comprehensive Income and are included in the "Corporate" category within the segment reporting within Note 14 .

17. Quarterly Financial Data (Unaudited)

Set forth below is a summary of the quarterly operating results on a consolidated basis for the years ended May 31, 2014, June 1, 2013, and June 2, 2012.

(In millions, except per share data)		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014	Net sales	$468.1	$470.5	$455.9	$487.5
	Gross margin (1)	170.0	118.9	162.9	179.1
	Net earnings (loss)	22.5	(80.6)	19.4	16.6
	Earnings (loss) per share-basic (1)	0.38	(1.37)	0.33	0.28
	Earnings (loss) per share-diluted (1)	0.38	(1.37)	0.33	0.28

2013	Net sales (1)	$449.7	$441.8	$423.5	$460.0
	Gross Margin	149.7	148.5	144.4	162.6
	Net earnings (1)	20.0	8.4	16.5	23.4
	Earnings per share-basic (1)	0.34	0.14	0.28	0.40
	Earnings per share-diluted	0.34	0.14	0.28	0.40

2012	Net sales (1)	$458.1	$445.6	$399.8	$420.7
	Gross margin (1)	154.3	152.1	134.2	150.1
	Net earnings (1)	24.6	23.7	14.9	11.9
	Earnings per share-basic (1)	0.42	0.41	0.26	0.21
	Earnings per share-diluted	0.42	0.41	0.26	0.20
(1) The sum of the quarters does not equal the annual balance reflected in the Consolidated Statements of Comprehensive Income due to rounding associated with the calculations on an individual quarter basis.

18. Subsequent Events

Amendment and Restatement of Credit Facility
On July 21, 2014, the company entered into an amendment and restatement of an existing unsecured credit facility (the “Agreement”). The Agreement, which expires on July 21, 2019, provides the company with up to $250 million in revolving variable interest borrowing capacity. In addition, the Agreement includes an “accordion feature” allowing the company to increase, at its option and subject to the approval of the participating banks, the aggregate borrowing capacity of the facility by up to $125 million. Amounts borrowed under the Agreement are subject to variable rates of interest tied to a base rate (either Prime, LIBOR or U.S. Federal Funds) depending on the form of borrowing selected by the company.

Acquisition of Design Within Reach
On July 28, 2014, the company acquired the majority of the outstanding equity of Design Within Reach, Inc. ("DWR”), a Stamford, Connecticut-based, leading North American marketer and seller of modern furniture, lighting and accessories primarily serving consumers and design trade professionals. The Company acquired an ownership interest in DWR equal to approximately 83 percent, for $155 million in cash. An additional payment will be made to DWR public shareholders following their election to tender their shares in exchange for cash. The final cash purchase price will be subject to post-closing adjustments to be determined within 60 days of closing. As a result of the transaction, the Company estimates it will receive future tax benefits with a present value of approximately $10 million. The results of DWR will be included within a newly created "Consumer" reportable segment. This new segment will be comprised of DWR and the company's existing North American consumer business. The company financed the acquisition of DWR using a combination of existing cash and $127 million of borrowings on its available unsecured credit facility. The amount borrowed is subject to an initial rate of interest equal to 3.25% per annum. Immediately following this acquisition, the unused borrowing capacity available to the company under the unsecured credit facility totaled $112.4 million.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of May 31, 2014, based on the original framework in Internal Control — Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes the company's internal control over financial reporting was effective as of May 31, 2014.

Ernst & Young LLP has issued an attestation report on the effectiveness of our internal control over financial reporting, which appears on page 76.

/s/ Brian C. Walker
Brian C. Walker
Chief Executive Officer

/s/ Gregory J. Bylsma
Gregory J. Bylsma
Chief Financial Officer

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Board of Directors and Stockholders of Herman Miller, Inc.

We have audited Herman Miller, Inc.'s internal control over financial reporting as of May 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Herman Miller, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Herman Miller, Inc. maintained, in all material respects, effective internal control over financial reporting as of May 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the fiscal 2014 consolidated financial statements of Herman Miller, Inc., and our report dated July 29, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Grand Rapids, Michigan
July 29, 2014

Report of Independent Registered Public Accounting Firm on Financial Statements

To the Board of Directors and Stockholders of Herman Miller, Inc.

We have audited the accompanying consolidated balance sheets of Herman Miller, Inc. as of May 31, 2014 and June 1, 2013, and the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for each of the three fiscal years in the period ended May 31, 2014. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Herman Miller, Inc. at May 31, 2014 and June 1, 2013, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended May 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Herman Miller, Inc.'s internal control over financial reporting as of May 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated July 29, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Grand Rapids, Michigan
July 29, 2014

Item 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

Item 9A CONTROLS AND PROCEDURES

(a)
Disclosure Controls and Procedures. Under the supervision and with the participation of management, the company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2014, and have concluded that as of that date, the company's disclosure controls and procedures were effective.

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

(c)
Changes in Internal Control Over Financial Reporting. There were no changes in the company's internal control over financial reporting during the fourth quarter ended May 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B OTHER INFORMATION

None

PART III

Item 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers, Promoters and Control Persons
Information relating to directors and director nominees of the registrant is contained under the caption “Director and Executive Officer Information” in the company's definitive Proxy Statement, relating to the company's 2014 Annual Meeting of Stockholders, and the information within that section is incorporated by reference. Information relating to Executive Officers of the company is included in Part I hereof entitled “Executive Officers of the Registrant.”

Compliance with Section 16(a) of the Exchange Act
Information relating to compliance with Section 16(a) of the Exchange Act is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the company's definitive Proxy Statement, relating to the company's 2014 Annual Meeting of Stockholders, and the information within that section is incorporated by reference.

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

Corporate Governance
Information relating to the identification of the audit committee, audit committee financial expert, and director nomination procedures of the registrant is contained under the captions “Board Committees” and “Corporate Governance and Board Matters — Director Nominations” in the company's definitive Proxy Statement, relating to the company's 2014 Annual Meeting of Stockholders, and the information within these sections is incorporated by reference.

Item 11 EXECUTIVE COMPENSATION

Information relating to management remuneration is contained under the captions “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination, Death, Disability, Retirement or Change in Control,” “Director Compensation,” “Director Compensation Table,” and “Compensation Committee Interlocks and Insider Participation” in the company's definitive Proxy Statement, relating to the company's 2014 Annual Meeting of Stockholders, and the information within these sections is incorporated by reference. The information under the caption “Compensation Committee Report” is incorporated by reference, however, such information is not deemed filed with the Commission.

Item 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections entitled “Voting Securities and Principal Stockholders,” “Director and Executive Officer Information,” and “Equity Compensation Plan Information” in the definitive Proxy Statement, relating to the company's 2014 Annual Meeting of Stockholders, and the information within these sections is incorporated by reference.

Item 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions contained under the captions “Related Person Transactions,” and “Corporate Governance and Board Matters — Determination of Independence of Board Members” in the definitive Proxy Statement, relating to the company's 2014 Annual Meeting of Stockholders and the information within these sections is incorporated by reference.

Item 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning the payments to our principal accountants and the services provided by our principal accounting firm set forth under the caption “Disclosure of Fees Paid to Independent Auditors” in the Definitive Proxy Statement, relating to the company's 2014 Annual Meeting of Stockholders, and the information within that section is incorporated by reference.

PART IV

Item 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	The following documents are filed as a part of this report:

	1.	Financial Statements

	The following Consolidated Financial Statements of the company are included in this Form 10-K on the pages noted:

			Page Number in this Form 10-K
	Consolidated Statements of Comprehensive Income		37
	Consolidated Balance Sheets		38
	Consolidated Statements of Stockholders' Equity		39
	Consolidated Statements of Cash Flows		41
	Notes to the Consolidated Financial Statements		42
	Management's Report on Internal Control over Financial Reporting		75
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting		76
	Report of Independent Registered Public Accounting Firm on Financial Statements		77

	2.	Financial Statement Schedule

	The following financial statement schedule and related Report of Independent Public Accountants on the Financial Statement Schedule are included in this Form 10-K on the pages noted:

			Page Number in this Form 10-K
	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule		82

	Schedule II-	Valuation and Qualifying Accounts and Reserves for the Years Ended May 31, 2014, June 1, 2013, and June 2, 2012	83

All other schedules required by Form 10-K Annual Report have been omitted because they were not applicable, included in the Notes to the Consolidated Financial Statements, or otherwise not required under instructions contained in Regulation S-X.

	3.	Exhibits

	Reference is made to the Exhibit Index which is included on pages 84-86.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERMAN MILLER, INC.
/s/ Jeffrey M. Stutz
By	Jeffrey M. Stutz Chief Accounting Officer (Principal Accounting Officer and Duly Authorized Signatory for Registrant)

Date:     July 29, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on, July 29, 2014 by the following persons on behalf of the Registrant in the capacities indicated. Each Director of the Registrant, whose signature appears below, hereby appoints Brian C. Walker as his attorney-in-fact, to sign in his or her name and on his or her behalf, as a Director of the Registrant, and to file with the Commission any and all amendments to this Report on Form 10-K.

/s/ Michael A. Volkema	/s/ Lisa Kro
Michael A. Volkema (Chairman of the Board)	Lisa Kro (Director)

/s/ David O. Ulrich	/s/ Mary Vermeer Andringa
David O. Ulrich (Director)	Mary Vermeer Andringa (Director)

/s/ Dorothy A. Terrell	/s/ James R. Kackley
Dorothy A. Terrell (Director)	James R. Kackley (Director)

/s/ David A. Brandon	/s/ John R. Hoke III
David A. Brandon (Director)	John R. Hoke III (Director)

/s/ Douglas D. French	/s/ J. Barry Griswell
Douglas D. French (Director)	J. Barry Griswell (Director)

/s/ Heidi Manheimer	/s/ Brian C. Walker
Heidi Manheimer (Director)	Brian C. Walker (President, Chief Executive Officer, and Director)

/s/ Gregory J. Bylsma	/s/ Jeffrey M. Stutz
Gregory J. Bylsma (Chief Financial Officer)	Jeffrey M. Stutz (Chief Accounting Officer)

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Board of Directors and Stockholders of Herman Miller, Inc.

We have audited the consolidated financial statements of Herman Miller, Inc. as of May 31, 2014 and June 1, 2013, and for each of the three fiscal years in the period ended May 31, 2014, and have issued our report thereon dated July 29, 2014 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of the company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Grand Rapids, Michigan
July 29, 2014

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Column A	Column B	Column C	Column D	Column E
Description	Balance at beginning of period	Charges to expenses or net sales	Deductions (3)	Balance at end of period
Year ended May 31, 2014:
Accounts receivable allowances — uncollectible accounts(1)	$3.9	$1.0	$(1.5)	$3.4

Accounts Receivable allowances — credit memo(2)	$0.5	$0.1	$—	$0.6

Allowance for possible losses on notes receivable	$0.2	$—	$(0.1)	$0.1

Valuation allowance for deferred tax asset	$9.9	$(1.8)	$0.4	$8.5

Year ended June 1, 2013:
Accounts receivable allowances — uncollectible accounts(1)	$4.1	$0.4	$(0.6)	$3.9

Accounts Receivable allowances — credit memo(2)	$0.3	$0.2	$—	$0.5

Allowance for possible losses on notes receivable	$0.2	$—	$—	$0.2

Valuation allowance for deferred tax asset	$10.3	$(0.5)	$0.1	$9.9

Year ended June 2, 2012:
Accounts receivable allowances — uncollectible accounts(1)	$4.1	$1.6	$(1.6)	$4.1

Accounts receivable allowances — credit memo (2)	$0.4	$—	$(0.1)	$0.3

Allowance for possible losses on notes receivable	$0.3	$—	$(0.1)	$0.2

Valuation allowance for deferred tax asset	$11.6	$(0.7)	$(0.6)	$10.3
(1) Activity under the “Charges to expense or net sales” column are recorded within selling, general and administrative expenses.
(2) Activity under the “Charges to expenses or net sales” column are recorded within net sales.
(3) Represents amounts written off, net of recoveries and other adjustments. Includes effects of foreign translation.

EXHIBIT INDEX

(3)	Articles of Incorporation and Bylaws

	(a)	Restated Articles of Incorporation, dated October 4, 2013.

	(b)	Amended and Restated Bylaws, dated July 14, 2014.

(4)	Instruments Defining the Rights of Security Holders

	(a)	Specimen copy of Herman Miller, Inc., common stock is incorporated by reference from Exhibit 4(a) of Registrant's 1981 Form 10-K Annual Report.

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

(c)
Herman Miller, Inc. 2011 Long-Term Incentive Plan is incorporated by reference from Appendix I of the Registrant's Definitive Proxy Statement dated August 30, 2011, filed with the Commission as of August 30, 2011*

(d)
Herman Miller, Inc. Amended and Restated Nonemployee Officer and Director Deferred Compensation Stock Purchase Plan, is incorporated by reference from Exhibit 10.3 of the Registrant's Form 10-Q Quarterly Report for the quarter ended September 3, 2011. *

(e)	Form of Change in Control Agreement of the Registrant, is incorporated by reference from Exhibit 10.1 of the Registrant's Form 10-K dated July 26, 2011.

(f)
Herman Miller, Inc. Amended and Restated Key Executive Deferred Compensation Plan, dated January 23, 2006, is incorporated by reference from Exhibit 10.4 of the Registrant's Form 10-Q Quarterly Report for the quarter ended September 3, 2011. *

(g)	Herman Miller, Inc. Executive Equalization Retirement Plan is incorporated by reference from Exhibit 99.1 of the Registrant's Form 8-K dated July 25, 2007.*

(h)
Herman Miller, Inc. Executive Incentive Cash Bonus Plan dated April 24, 2006 is incorporated by reference from Exhibit 10.5 of the Registrant's Form 10-Q Quarterly Report for the quarter ended September 3, 2011. *

(i)
Second Amended and Restated Credit agreement dated as of November 18, 2011 among Herman Miller, Inc. and various lenders, is incorporated by reference from Exhibit 10.1 of the Registrant's Form 10-Q Quarterly Report for the quarter ended December 1, 2012.

(j)	Form of Herman Miller, Inc. Long-Term Incentive Plan Performance Share Award is incorporated by reference from Exhibit 99.2 of the Registrant's Form 8-K dated July 24, 2008. *

(k)	Form of Herman Miller, Inc., Long-Term Incentive Plan Stock Option Agreement is incorporated by reference from Exhibit 99.1 of the Registrants Form 8-K dated July 23, 2012.*

(l)	Form of Herman Miller, Inc., Long-Term Incentive Restricted Stock Unit Award is incorporated by reference from Exhibit 99.2 of the Registrants Form 8-K dated July 23, 2012.*

(m)	Form of Herman Miller, Inc., Long-Term Incentive Performance Stock Unit EBITDA Award is incorporated by reference from Exhibit 99.3 of the Registrants Form 8-K dated July 23, 2012.*

(n)
Third Amended and Restated Credit agreement dated as of July 21, 2014 among Herman Miller, Inc. and various lenders is incorporated by reference from 10.1 of the Registrant's Form 8-K dated July 22, 2014.

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

* Denotes compensatory plan or arrangement.
** In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed “furnished” and not “filed” under sections 11 or 12 of the Securities Act of 1933 and/or under section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.