Form 10-Q
period 2014-08-30
MILLER HERMAN INC
filed 2014-10-08
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ _ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended August 30, 2014	Commission File No. 001-15141

HERMAN MILLER, INC.

A Michigan Corporation	ID No. 38-0837640

855 East Main Avenue, Zeeland, MI 49464-0302	Phone (616) 654 3000

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
Yes [_] No [ X ]

Common Stock Outstanding at October 6, 2014 - 59,485,049 shares

HERMAN MILLER, INC. FORM 10-Q
FOR THE QUARTER ENDED AUGUST 30, 2014

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended
	August 30, 2014	August 31, 2013
Net sales	$509.7	$468.1
Cost of sales	324.1	298.1
Gross margin	185.6	170.0
Operating expenses:
Selling, general, and administrative	126.7	114.4
Design and research	16.7	16.5
Total operating expenses	143.4	130.9
Operating earnings	42.2	39.1
Other expenses:
Interest expense	4.7	4.5
Other, net	—	0.1
Earnings before income taxes and equity income	37.5	34.5
Income tax expense	12.4	12.0
Equity earnings from nonconsolidated affiliates, net of tax	0.1	—
Net earnings	25.2	22.5
Net earnings attributable to noncontrolling interests	—	—
Net earnings attributable to Herman Miller, Inc.	$25.2	$22.5

Earnings per share — basic	$0.43	$0.38
Earnings per share — diluted	$0.42	$0.38
Dividends declared, per share	$0.140	$0.125

Other comprehensive income, net of tax
Foreign currency translation adjustments	(0.5)	(0.7)
Pension and post-retirement liability adjustments	0.4	1.4
Other comprehensive income (loss)	(0.1)	0.7
Comprehensive income	25.1	23.2
Comprehensive income attributable to noncontrolling interests	—	—
Comprehensive income attributable to Herman Miller, Inc.	$25.1	$23.2

See accompanying notes to condensed consolidated financial statements.

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions Except Share Data)
(Unaudited)

	August 30, 2014	May 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$66.7	$101.5
Marketable securities	10.9	11.1
Accounts receivable, net	190.9	204.3
Inventories, net	133.8	78.4
Prepaid expenses and other	62.9	56.5
Total current assets	465.2	451.8
Property and equipment, at cost	831.6	789.2
Less — accumulated depreciation	(603.8)	(594.0)
Net property and equipment	227.8	195.2
Goodwill	302.5	228.2
Indefinite-lived intangibles	96.0	40.9
Other amortizable intangibles, net	57.6	44.2
Other noncurrent assets	47.6	30.6
Total Assets	$1,196.7	$990.9

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$50.0	$50.0
Accounts payable	153.3	136.9
Accrued compensation and benefits	63.2	65.0
Accrued warranty	25.7	25.2
Other accrued liabilities	99.6	79.0
Total current liabilities	391.8	356.1
Long-term debt	300.0	200.0
Pension and post-retirement benefits	17.3	18.2
Other liabilities	70.0	44.5
Total Liabilities	779.1	618.8
Redeemable noncontrolling interests	25.8	—
Stockholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized, none issued)	—	—
Common stock, $0.20 par value (240,000,000 shares authorized)	11.9	11.9
Additional paid-in capital	125.4	122.4
Retained earnings	294.2	277.4
Accumulated other comprehensive loss	(38.0)	(37.9)
Key executive deferred compensation plans	(1.7)	(1.7)
Total Stockholder's Equity	391.8	372.1
Total Liabilities, Redeemable Noncontrolling Interest, and Stockholders' Equity	$1,196.7	$990.9

See accompanying notes to condensed consolidated financial statements.

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS
(Dollars in Millions)
(Unaudited)

	Three Months Ended
	August 30, 2014	August 31, 2013
Cash Flows from Operating Activities:
Net earnings	$25.2	$22.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	12.0	11.1
Stock-based compensation	3.0	2.8
Excess tax benefits from stock-based compensation	(0.3)	(0.7)
Pension and post-retirement expenses	0.3	3.4
Deferred taxes	(2.8)	(2.9)
Gain on sales of property and dealers	—	(0.2)
Other, net	(0.2)	—
(Increase) decrease in current assets	7.1	(3.3)
Increase (decrease) in current liabilities	(2.0)	6.6
Decrease in non-current liabilities	(0.3)	(1.1)
Net Cash Provided by Operating Activities	42.0	38.2

Cash Flows from Investing Activities:
Marketable securities purchases	—	(0.4)
Marketable securities sales	0.2	0.2
Acquisitions, net of cash received	(153.8)	—
Capital expenditures	(8.2)	(6.5)
Other, net	(0.8)	0.5
Net Cash Used in Investing Activities	(162.6)	(6.2)

Cash Flows from Financing Activities:
Dividends paid	(8.3)	(7.3)
Proceeds from issuance of long-term debt	184.0	—
Payments of long-term debt	(84.0)	—
Common stock issued	1.0	6.1
Common stock repurchased and retired	(1.2)	(3.8)
Excess tax benefits from stock-based compensation	0.3	0.7
Purchase of noncontrolling interests	(5.5)	—
Other, net	0.1	—
Net Cash Provided by/(Used in) Financing Activities	86.4	(4.3)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(0.6)	(0.3)
Net Increase (Decrease) in Cash and Cash Equivalents	(34.8)	27.4

Cash and Cash Equivalents, Beginning of Period	101.5	82.7
Cash and Cash Equivalents, End of Period	$66.7	$110.1

See accompanying notes to condensed consolidated financial statements.

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY
(Dollars in Millions)
(Unaudited)

	Three Months Ended
	August 30, 2014	August 31, 2013
REDEEMABLE NONCONTROLLING INTERESTS
Balance at beginning of year	$—	$—
Redeemable noncontrolling interests related to DWR acquisition	25.7	—
Share based compensation expense	0.1	—
Net income attributable to redeemable noncontrolling interests	—	—
Redeemable noncontrolling interests	$25.8	$—

STOCKHOLDERS' EQUITY
Preferred Stock
Balance at beginning of year and end of period	$—	$—
Common Stock
Balance at beginning of year	11.9	11.7
Exercise of stock options	—	0.1
Balance at end of period	11.9	11.8
Additional Paid-in Capital
Balance at beginning of year	122.4	102.9
Repurchase and retirement of common stock	(1.2)	(3.8)
Exercise of stock options	0.6	5.6
Stock-based compensation expense	2.9	2.8
Excess tax benefit for stock-based compensation	0.2	0.6
Restricted stock units released	0.1	—
Employee stock purchase plan issuances	0.4	0.4
Balance at end of period	125.4	108.5
Retained Earnings
Balance at beginning of year	277.4	331.1
Net income attributable to Herman Miller, Inc.	25.2	22.5
Dividends declared on common stock (per share - 2015: $0.140; 2014; $0.125)	(8.4)	(7.4)
Balance at end of period	294.2	346.2
Accumulated Other Comprehensive Loss
Balance at beginning of year	(37.9)	(124.3)
Other comprehensive income (loss)	(0.1)	0.7
Balance at end of period	(38.0)	(123.6)
Key Executive Deferred Compensation
Balance at beginning of year	(1.7)	(1.9)
Deferred compensation plan	—	—
Balance at end of period	(1.7)	(1.9)
Noncontrolling Interests
Balance at beginning of year	—	—
Noncontrolling interests related to DWR acquisition	5.8	—
Purchase of noncontrolling interests	(5.8)	—
Balance at end of period	—	—
Total Stockholders' Equity	$391.8	$341.0

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

The accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position of the company as of August 30, 2014. Operating results for the three months ended August 30, 2014, are not necessarily indicative of the results that may be expected for the year ending May 30, 2015. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the company's Form 10-K filing for the year ended May 31, 2014.

2. NEW ACCOUNTING STANDARDS
Recently Adopted Accounting Guidance
During the first quarter of fiscal 2015, the company adopted Accounting Standards Update ("ASU") 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists," which defines the presentation requirements of an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements. The adoption of this standard did not have a material impact on the consolidated financial statements.

Accounting Guidance Issued But Not Adopted as of August 30, 2014
During the first quarter of fiscal 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period." This ASU provides more specificity regarding the treatment of share-based payment awards that require a specific performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. This guidance is effective for annual and interim reporting periods beginning after December 15, 2015. The adoption of this standard is not expected to have a material impact on the consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is the single, comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The core principle of the standard is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual and interim periods beginning on or after December 15, 2016, and early adoption is not permitted. The company is currently evaluating the impact of adopting this guidance.

3. FISCAL YEAR
The company's fiscal year ends on the Saturday closest to May 31. Fiscal 2015, the year ending May 30, 2015, and fiscal 2014, the year ended May 31, 2014, each contain 52 weeks. The first quarter of fiscal 2015 and fiscal 2014 each contained 13 weeks.

4. ACQUISITIONS AND DIVESTITURES

Design Within Reach Acquisition
On July 28, 2014, the company acquired the majority of the outstanding equity of Design Within Reach, Inc. ("DWR"), a Stamford, Connecticut based, leading North American marketer and seller of modern furniture, lighting, and accessories primarily serving consumers and design trade professionals. The acquisition of DWR advances the company's strategy of being both an industry and consumer brand by expanding the company's reach into the consumer sector.

The company purchased an ownership interest in DWR equal to approximately 81 percent for $155.0 million in cash. As a result of the transaction, the company estimates it will receive future tax benefits with a present value of approximately $10 million. Additionally, certain senior management of DWR received fully-vested stock options, with a value of $1.7 million, in the equity of a newly formed consumer-facing subsidiary that DWR merged into as a result of the transaction. These fully-vested equity awards are recorded in the Condensed Consolidated Balance Sheet within "Redeemable noncontrolling interests".

Subsequent to the initial transaction, the company purchased an additional 4 percent of DWR stock from the remaining public shareholders for approximately $5.8 million in cash, of which $0.3 million was still yet to be paid at the end of the quarter. The remaining 15 percent of DWR stock was contributed by DWR executives into the newly formed consumer business subsidiary, along with the assets of the company's existing Consumer business. After these transactions, the redeemable noncontrolling interests in the newly formed subsidiary, known as Herman Miller Consumer Holdings, Inc. ("HMCH"), was approximately 7 percent. The remaining HMCH shareholders have a put option to require the company to repurchase their remaining interest over a five year period from the date of issuance of such shares. As a result, these noncontrolling interests are not included within Stockholders' Equity within the Condensed Consolidated Balance Sheets, but rather, are included within Redeemable Noncontrolling Interests.

The company financed the acquisition of DWR using a combination of existing cash and $127.0 million of borrowings on its available unsecured credit facility. Acquisition-related expenses for the transaction were $2.0 million for the quarter and included legal and professional services fees.

The following table summarizes the fair values of the assets acquired and the liabilities assumed from Design Within Reach on July 28, 2014. The allocation of the purchase price is still considered preliminary and is based upon valuation information available and estimates made at July 28, 2014. The company is still finalizing information related to the valuation and useful lives of intangible assets, deferred income taxes, and goodwill. The valuation process is not complete and the final determination of the fair values may result in further adjustments to the values presented below:

Valuation as of July 28, 2014
(In millions)	Fair Value
Purchase price	$155.0
Fair value of the assets acquired:
Cash	1.2
Accounts receivable	2.4
Inventory	47.4
Other current assets	5.5
Long term deferred tax asset	3.7
Goodwill	74.4
Other intangible assets	69.6
Property	32.0
Other long term assets	2.4
Total assets acquired	238.6
Fair value of liabilities assumed:
Accounts payable	20.8
Current deferred tax liabilities	0.6
Accrued compensation and benefits	1.6
Other accrued liabilities	12.3
Long term deferred tax liability	16.4
Other long term liabilities	0.4
Total liabilities assumed	52.1
Redeemable noncontrolling interests	25.7
Noncontrolling interests	5.8
Net assets acquired	$155.0

The goodwill stemming from the transaction in the amount of $74.4 million was preliminarily recorded as "Goodwill" in the Condensed Consolidated Balance Sheet and allocated to the Consumer reportable segment. The goodwill recognized is attributable primarily to the assembled workforce and expected synergies from DWR and the total amount of this goodwill is not deductible for tax purposes.

Intangible assets acquired as a result of the acquisition of Design Within Reach were preliminarily valued at $69.6 million. These amounts are reflected in the values presented in the table below:

Intangible Assets Acquired from the DWR Acquisition
(In millions)	Fair Value	Useful Life
Trade Names and Trademarks	$55.1	Indefinite
Exclusive Distribution Agreements	0.2	1.5 years
Customer Relationships	13.1	10 - 16 years
Product Development Designs	1.2	7 years
Total Intangible Assets Acquired	$69.6

The following table provides net sales and results of operations from DWR included in the company’s results since the July 28, 2014 acquisition. Included in the results from DWR was an increase in cost of sales of $1.6 million and a decrease in sales of $1.4 million stemming from inventory-related purchase accounting adjustments.

DWR Results of Operations
(In millions)	July 28, 2014 - August 30, 2014
DWR Net sales	$21.6
Intercompany sales elimination	(1.6)
Net sales impact to Herman Miller, Inc.	$20.0

Net loss	$(1.6)

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

5. INVENTORIES, NET

(In millions)	August 30, 2014	May 31, 2014
Finished goods	$112.0	$58.2
Raw materials	21.8	20.2
Total	$133.8	$78.4

Inventories are valued at the lower of cost or market and include material, labor, and overhead. The inventories of the majority of domestic manufacturing subsidiaries are valued using the last-in, first-out method ("LIFO"). The inventories of all other subsidiaries are valued using the first-in, first-out method ("FIFO").

6. GOODWILL AND INDEFINITE-LIVED INTANGIBLES
Goodwill and other indefinite-lived intangible assets included in the Condensed Consolidated Balance Sheets consist of the following as of August 30, 2014 and May 31, 2014:

(In millions)	Goodwill	Indefinite-lived Intangible Assets	Total Goodwill and Indefinite-lived Intangible Assets
May 31, 2014	$228.2	$40.9	$269.1
Foreign currency translation adjustments	(0.1)	—	(0.1)
DWR acquisition	74.4	55.1	129.5
August 30, 2014	$302.5	$96.0	$398.5

7. EMPLOYEE BENEFIT PLANS
Pension Plans and Post-Retirement Medical Insurance
During the second quarter of fiscal 2014, the company settled the remaining obligations associated with its primary domestic defined benefit pension plans. Plan participants received vested benefits from the plan assets by electing either a lump sum distribution, roll-over contribution to other 401(k) or individual retirement plans, or an annuity contract with a qualifying third-party provider. These payments resulted in the settlement of the primary domestic defined benefit pension plans, thus relieving the company of any further obligation.
Components of Net Periodic Benefit Costs

(In millions)	Three Months Ended
	Pension Benefits		Other Post-Retirement Benefits
	August 30, 2014	August 31, 2013	August 30, 2014	August 31, 2013
Domestic:
Interest cost	$—	$2.6	$0.1	$0.1
Expected return on plan assets	—	(1.9)	—	—
Net amortization loss	—	2.4	—	—
Net periodic benefit cost	$—	$3.1	$0.1	$0.1

International:
Interest cost	$1.2	$1.0
Expected return on plan assets	(1.5)	(1.2)
Net amortization loss	0.5	0.4
Net periodic benefit cost	$0.2	$0.2

8. EARNINGS PER SHARE
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS).

	Three Months Ended
	August 30, 2014	August 31, 2013
Numerators:
Numerator for both basic and diluted EPS, net earnings - in millions	$25.2	$22.5

Denominators:
Denominator for basic EPS, weighted-average common shares outstanding	59,295,859	58,727,106
Potentially dilutive shares resulting from stock plans	615,993	609,736
Denominator for diluted EPS	59,911,852	59,336,842
Antidilutive equity awards not included in weighted-average common shares - diluted	709,206	781,558

The total antidilutive equity awards not included in the weighted-average common shares for the first quarter of fiscal 2015 and fiscal 2014 were 709,206 shares and 781,558 shares, respectively. Included within these amounts were options to purchase 684,249 shares and 749,631 shares, respectively.

The company has certain share-based payment awards that meet the definition of participating securities. The company has evaluated the impact on EPS of all participating securities under the two-class method, noting the impact on EPS was immaterial.

9. STOCK-BASED COMPENSATION
The company's stock-based compensation expense for the three month periods ended August 30, 2014 and August 31, 2013 was $3.0 million and $2.8 million, respectively. The related income tax effect was $1.1 million and $1.0 million for the three month periods ended August 30, 2014 and August 31, 2013, respectively.

Stock-based compensation expense recognized in the Condensed Consolidated Statements of Comprehensive Income for the three month periods ended August 30, 2014 and August 31, 2013 has been reduced for estimated forfeitures, as it is based on awards ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

For the three month period ended August 30, 2014, the company issued 30,878 shares of common stock related to the exercise of stock options and 112,615 shares of common stock related to the vesting of restricted stock units.

For the three month period ended August 31, 2013, the company issued 286,157 shares of common stock related to the exercise of stock options and 87,642 shares of common stock related to the vesting of restricted stock units.

Stock Option Plans
The company has stock option plans under which options to purchase the company's stock are granted to employees, directors, and consultants at a price not less than the market price of the company's common stock on the date of grant. Under the current award program, all options become exercisable between one year and three years from date of grant and expire ten years from date of grant. Most options are subject to graded vesting with the related compensation expense recognized on a straight-line basis over the requisite service period. The company estimates the issuance date fair value of stock options on the date of grant using the Black-Scholes model.

Herman Miller Consumer Holdings Stock Option Plan
Certain employees have been granted, as rollover grants from the acquisition of DWR, options to purchase stock of HMCH, a subsidiary of the company, at a price equal to the exercise price of the original DWR stock options. These awards are fully vested and exercisable at the new rollover grant date, and expire at the end of the window period that follows the fifth anniversary of the grant date. Certain employees were also granted new options to purchase stock of HMCH at a price not less than the market price of HMCH common stock on the date of grant. Under the current award program, these options are potentially exercisable between one year and five years from date of grant and expire at the end of the window period that follows the fifth anniversary of the grant date. Vesting is based on the performance of HMCH over a period of five years. Compensation expense is determined based on grant-date fair value and the number of common shares projected to be issued and is recognized over the requisite service period.
Employee Stock Purchase Program
Under the terms of the company's Employee Stock Purchase Plan, 4 million shares of authorized common stock were reserved for purchase by plan participants at 85% of the market price. The company recognizes pre-tax compensation expense related to the market value discount.

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

Performance Share Units
The company has granted performance share units to certain key employees. Each unit represents one equivalent share of the company's common stock. The number of common shares ultimately issued in connection with these performance share units is determined based on the company's financial performance over the related three-year service period or the company's financial performance based on certain total shareholder return results as compared to a selected group of peer companies. Compensation expense is determined based on the grant-date fair value and the number of common shares projected to be issued and is recognized over the requisite service period.

10. INCOME TAXES
The effective tax rates for the three months ended August 30, 2014 and August 31, 2013, were 33.0 percent and 34.7 percent, respectively. The company's United States federal statutory rate is 35 percent. The effective rate in the first quarter of fiscal 2015 was below the statutory percentage primarily due to the release of a valuation allowance against a foreign deferred tax asset related to financing costs.

The company had income tax accruals associated with uncertain tax benefits totaling $1.3 million as of both August 30, 2014 and August 31, 2013.

The company recognizes interest and penalties related to uncertain tax benefits through income tax expense in its Condensed Consolidated Statement of Comprehensive Income. Interest and penalties recognized in the company's Condensed Consolidated Statement of Comprehensive Income during the three month periods ended August 30, 2014 and August 31, 2013 were negligible. As of both August 30, 2014 and August 31, 2013, the company's recorded liability for potential interest and penalties related to uncertain tax benefits totaled $0.5 million.

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

For the majority of tax jurisdictions, the company is no longer subject to state, local or non-United States income tax examinations by tax authorities for fiscal years before 2011.

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

Deferred compensation plan — The company's deferred compensation plan primarily includes various domestic and international mutual funds that are recorded at fair value using quoted prices for similar securities.

Foreign currency exchange contracts — The company's foreign currency exchange contracts are valued using an approach based on foreign currency exchange rates obtained from active markets. The estimated fair value of forward currency exchange contracts is based on month-end spot rates as adjusted by market-based current activity.

The following tables set forth financial assets and liabilities measured at fair value in the Condensed Consolidated Balance Sheets and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of August 30, 2014 and May 31, 2014.

(In millions)	Fair Value Measurements
	August 30, 2014	May 31, 2014
Financial Assets	Quoted Prices with Other Observable Inputs (Level 2)	Quoted Prices with Other Observable Inputs (Level 2)
Available-for-sale marketable securities:
Asset-backed securities	$0.4	$0.4
Corporate securities	1.0	1.2
Government obligations	7.9	7.9
Mortgage-backed securities	1.6	1.6
Foreign currency forward contracts	0.3	0.2
Deferred compensation plan	6.9	6.3
Total	$18.1	$17.6

Financial Liabilities
Foreign currency forward contracts	$0.1	$0.1
Total	$0.1	$0.1

The company does not hold any level 3 investments. The following is a summary of the carrying and market values of the company's marketable securities as of the respective dates.

	August 30, 2014
(In millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value
Asset-backed securities	$0.4	$—	$—	$0.4
Corporate securities	1.0	—	—	1.0
Government obligations	7.9	—	—	7.9
Mortgage-backed securities	1.6	—	—	1.6
Total	$10.9	$—	$—	$10.9

	May 31, 2014
(In millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value
Asset-backed securities	$0.4	$—	$—	$0.4
Corporate securities	1.2	—	—	1.2
Government obligations	7.9	—	—	7.9
Mortgage-backed securities	1.6	—	—	1.6
Total	$11.1	$—	$—	$11.1

Adjustments to the fair value of available-for-sale securities are recorded as increases or decreases, net of income taxes, within accumulated other comprehensive loss in stockholders’ equity. The cost of securities sold is based on the specific identification method; realized gains and losses resulting from such sales are included in the Condensed Consolidated Statements of Comprehensive Income within "Other, net".

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

Maturities of debt securities included in marketable securities as of August 30, 2014, are as follows.

(In millions)	Cost	Fair Value
Due within one year	$5.2	$5.2
Due after one year through five years	5.6	5.6
Due after five years through ten years	0.1	0.1
Total	$10.9	$10.9

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

(In millions)	Three Months Ended
	August 30, 2014	August 31, 2013
Accrual Balance — beginning	$25.2	$24.8
Accrual for warranty matters	6.5	4.9
Settlements and adjustments	(6.0)	(5.1)
Accrual Balance — ending	$25.7	$24.6

Guarantees
The company is periodically required to provide performance bonds in order to do business with certain customers. These arrangements are common and generally have terms ranging between one and three years. The bonds are required to provide assurance to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies; however, the company is ultimately liable for claims that may occur against them. As of August 30, 2014, the company had a maximum financial exposure related to performance bonds totaling approximately $8.4 million. The company has no history of claims, nor is it aware of circumstances that would require it to pay under any of these arrangements. The company also believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company's financial statements. Accordingly, no liability has been recorded as of August 30, 2014 and May 31, 2014.

The company has entered into standby letter of credit arrangements for purposes of protecting various insurance companies and lessors against default on insurance premium and lease payments. As of August 30, 2014, the company had a maximum financial exposure from these standby letters of credit totaling approximately $10.6 million, all of which is considered usage against the company's revolving credit facility. The company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company's financial statements. Accordingly, no liability has been recorded as of August 30, 2014 and May 31, 2014.

Contingencies
The company leases a facility in the United Kingdom under an agreement that expired in June 2011, and the company is currently leasing the facility on a month-to-month basis. Under the terms of the lease, the company is required to perform the maintenance and repairs necessary to address the general dilapidation of the facility. The ultimate cost of this provision to the company is dependent on a number of factors including, but not limited to, the future use of the facility by the lessor and whether the company chooses and is permitted to renew the lease term. The company has estimated the cost of these maintenance and repairs to be between $0 million and $3.0 million, depending on the outcome of future plans and negotiations. As a result, an estimated liability of $1.3 million and $1.5 million was recorded under the caption “Other accrued liabilities” in the Condensed Consolidated Balance Sheets as of August 30, 2014, and May 31, 2014, respectively.

The company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the company's consolidated financial statements.

13. DEBT
The company's Series A Senior Notes are due on January 3, 2015. Due to this upcoming maturity, $50 million is classified within the Condensed Consolidated Balance Sheet as "Current maturities of long-term debt".

On July 21, 2014, the company entered into a third amendment and restatement of the syndicated revolving line of credit, which provides the company with up to $250 million in revolving variable interest borrowing capacity and includes an "accordion feature" allowing the company to increase, at its option and subject to the approval of the participating banks, the aggregate borrowing capacity of the facility by $125 million. The facility expires in July 2019 and outstanding borrowings bear interest at rates based on the prime rate, federal funds rate, LIBOR, or negotiated rates as outlined in the agreement. Interest is payable periodically throughout the period if borrowings are outstanding. As of August 30, 2014, the total debt outstanding related to borrowings against this facility was $100.0 million. These borrowings are included within Long-term debt in the Condensed Consolidated Balance Sheet. The total usage against the facility was $110.6 million, of which $10.6 million related to outstanding letters of credit.

During the second quarter of fiscal 2014, the company entered into a revolving line of credit, which provides the company with approximately $5.0 million in revolving variable interest borrowing capacity. The company intends to utilize the revolver, which is denominated in Chinese Renminbi, to meet working capital cash flow needs at its South China operations. The uncommitted facility is subject to changes in bank approval and outstanding borrowings bear interest at rates based on a benchmark lending rate. As of August 30, 2014 and May 31, 2014, there were no borrowings against this facility.

During the second quarter of fiscal 2013, the company entered into a revolving line of credit, which provides the company with approximately $5.0 million in revolving variable interest borrowing capacity. The company intends to utilize the revolver, which is denominated in Chinese Renminbi, to meet working capital cash flow needs at its Ningbo, China operations. The uncommitted facility is subject to changes in bank approval and outstanding borrowings bear interest at rates based on a benchmark lending rate. Each draw on the line of credit is subject to a maximum period of one year and corresponding interest is payable on the maturity date of each draw. As of August 30, 2014 and May 31, 2014, there were no borrowings against this facility.

During the second quarter of fiscal 2012, the company entered into an amendment and restatement of the syndicated revolving line of credit, which provided the company with up to$150 million in revolving variable interest borrowing capacity and included an "accordion feature", which allowed the company to increase, at its option and subject to the approval of the participating banks, the aggregate borrowing capacity of the facility by $75 million. This facility was replaced by the third amendment and restatement that occurred on July 21, 2014. As of May 31, 2014, total usage against this facility was $4.9 million, all of which related to outstanding letters of credit.

14. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table provides an analysis of the changes in accumulated other comprehensive income (loss) for the three months ended August 30, 2014 and August 31, 2013:

	Three Months Ended
(In millions)	August 30, 2014	August 31, 2013
Cumulative translation adjustments at beginning of period	$(11.1)	$(14.0)
Translation adjustments	(0.5)	(0.7)
Balance at end of period	(11.6)	(14.7)
Pension and other post-retirement benefit plans at beginning of period	(26.8)	(110.3)
Adjustments to pension and other post-retirement benefit plans	—	(0.3)
Reclassification to earnings - cost of sales (net of tax $0.0, $(0.3))	—	0.5
Reclassification to earnings - operating expenses (net of tax $(0.1), $(0.8))	0.4	1.2
Balance at end of period	(26.4)	(108.9)
Total accumulated other comprehensive loss	$(38.0)	$(123.6)

15. OPERATING SEGMENTS
Following the acquisition of DWR, we realigned the composition of our reportable segments to reflect the new operational and management divisions of the business. As a result, our previously defined "Specialty and Consumer" structure has been divided into two separate segments. The "Specialty" segment includes the operations associated with our Geiger, Maharam, and Herman Miller Collection business units. Under the new structure, the company's "Consumer" business segment includes the results of our combined North American consumer wholesale and retail business, including DWR. Prior year results have been revised to reflect this change. The North American and ELA segments were not affected by these changes.

The company's reportable segments consist of North American Furniture Solutions, ELA ("EMEA, Latin America, and Asia Pacific") Furniture Solutions, Specialty, and Consumer. The North American Furniture Solutions reportable segment includes the operations associated with the design, manufacture, and sale of furniture products for work-related settings, including office, education, and healthcare environments, throughout the United States and Canada. ELA Furniture Solutions includes the operations associated with the design, manufacture, and sale of furniture products, primarily for work-related settings, in the EMEA, Latin America, and Asia-Pacific geographic regions. Specialty includes the operations associated with the design, manufacture, and sale of high-craft furniture products and textiles including Geiger wood products, Maharam textiles, and Herman Miller Collection products. The Consumer segment includes the operations associated with the sale of modern design furnishings and accessories to third party retail distributors, as well as, direct to consumer sales through eCommerce and Design Within Reach studios.

The company also reports a “Corporate” category consisting primarily of unallocated corporate expenses including restructuring, impairment, and acquisition-related costs.

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

	Three Months Ended
(In millions)	August 30, 2014	August 31, 2013
Net Sales:
North American Furniture Solutions	$321.1	$318.2
ELA Furniture Solutions	95.4	81.6
Specialty	54.6	52.0
Consumer	38.6	16.3
Corporate	—	—
Total	$509.7	$468.1

Depreciation and Amortization:
North American Furniture Solutions	$7.2	$7.1
ELA Furniture Solutions	2.2	2.0
Specialty	1.7	1.7
Consumer	0.9	0.3
Corporate	—	—
Total	$12.0	$11.1

Operating Earnings:
North American Furniture Solutions	$36.2	$34.0
ELA Furniture Solutions	3.1	(0.1)
Specialty	2.9	1.8
Consumer	2.3	3.4
Corporate	(2.3)	—
Total	$42.2	$39.1

Capital Expenditures:
North American Furniture Solutions	$4.2	$4.5
ELA Furniture Solutions	1.9	1.4
Specialty	1.1	0.6
Consumer	1.0	—
Corporate	—	—
Total	$8.2	$6.5

(In millions)	August 30, 2014	May 31, 2014
Total Assets:
North American Furniture Solutions	$486.5	$457.0
ELA Furniture Solutions	241.1	244.8
Specialty	156.5	157.7
Consumer	235.0	18.8
Corporate	77.6	112.6
Total	$1,196.7	$990.9

Total Goodwill:
North American Furniture Solutions	$135.8	$135.8
ELA Furniture Solutions	42.5	42.6
Specialty	49.8	49.8
Consumer	74.4	—
Corporate	—	—
Total	$302.5	$228.2

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors that affected the company's financial condition, earnings and cash flows during the periods included in the accompanying condensed consolidated financial statements and should be read in conjunction with the company's Annual Report on Form 10-K for the fiscal year ended May 31, 2014. References to “Notes” are to the footnotes included in the condensed consolidated financial statements.

Discussion of Current Business Conditions
During the first quarter, we acquired a majority ownership stake in Design Within Reach, Inc. (“DWR”), a Stamford, Connecticut based marketer and seller of modern furniture, lighting, and accessories primarily serving consumers and design trade professionals. The acquisition closed on July 28, 2014 and, as a result of this timing, our results for the quarter reflect only 5 weeks of DWR’s results of operations. Our purchase of DWR represents an important step in our strategy to extend the reach of our brand into the consumer and design trade markets. It also represents a step toward our goal of enhancing the awareness and connection of the Herman Miller brand to the users and specifiers of products sold within our core contract furniture business (an ambition we refer to as shifting from an “Industry” to “Industry+Consumer” focus).

Following the acquisition of DWR, we realigned the composition of our reportable segments to reflect the new operational and management divisions of the business. As a result, our previously defined "Specialty and Consumer" structure has been divided into two separate segments. The "Specialty" segment includes the operations associated with our Geiger, Maharam, and Herman Miller Collection business units. Under the new structure, the company's "Consumer" business segment includes the results of our combined North American consumer wholesale and retail business, including DWR. The North American and ELA segments were not affected by these changes.

In the first quarter of fiscal 2015, our consolidated net sales increased 8.9 percent from the same quarter of last fiscal year to $509.7 million. Additionally, orders in the first quarter were $517.0 million, which was an improvement of 9.7 percent compared to the prior year period. Coupled with the strong growth in sales and orders was enhanced profitability, which was shown by the growth in operating earnings and diluted earnings per share of 7.9% and 10.5%, respectively (8.3% and 9.3% on an Adjusted Non-GAAP basis (1)). Adjusted EBITDA(1) also improved by 8.4 percent as compared to the first quarter of last year.

Sales for the quarter within Herman Miller’s North American reportable segment were $321.1 million, an increase of 0.9 percent from the same quarter last fiscal year. New orders in the first quarter of $312.7 million were 4.7 percent higher than the year ago period. Compared to the prior year period, sales to the United States Federal Government declined. However, we were pleased with the strength of orders, which were up compared to the first quarter of last year; a further sign of stability in this market sector.

ELA delivered a strong first quarter, highlighted by net sales of $95.4 million, which represents a 16.9 percent increase from the first quarter of fiscal 2014. The strength of ELA for the quarter was most notable in the United Kingdom and within western and central continental Europe, which experienced growth of approximately $11 million versus the prior year. New orders in the quarter of $111.8 million were up 12.7 percent on a year-over-year basis.

Net sales in the first quarter within Herman Miller's Specialty segment totaled $54.6 million. This represents a 5.0 percent increase over sales in the same quarter last year. New orders in this segment were $57.1 million in the first quarter, which represents an increase of 6.9 percent on a year-over-year basis.

The Consumer segment reported net sales of $38.6 million million in the first quarter, which is an increase of 136.8 percent from the same quarter of last fiscal year. Orders in the first quarter of $35.4 million were 77.9 percent above the prior year. On an organic basis, adjusting for the partial-quarter consolidation of DWR, segment sales still improved significantly and were 14.1 percent higher than the first quarter of fiscal 2014.
Capital expenditures totaled $8.2 million for the three months ended August 30, 2014, a decrease of $1.7 million compared to the same three month period of fiscal 2014. We anticipate our full year capital spending to be approximately $65.0 million to $70.0 million.

We believe the overall economic environment in North America remains positive, highlighted by improving employment and ABI trends, strong corporate profits, solid orders from the United States Federal Government, and more recently, a long-awaited acceleration in construction activity. Those indicators are reflected in BIFMA's positive forecast for 2015. While we are not certain that the industry will achieve the significant growth shown in these projections, we do believe that demand will gain traction as we move into the second quarter.

The remaining sections within Item 2 include additional analysis of our three months ended August 30, 2014, including discussion of significant variances compared to the prior year period.
(1) Non-GAAP measurements; see accompanying reconciliations and explanations.

Reconciliation of Non-GAAP Financial Measures
This report contains references to Adjusted gross margin, Adjusted operating expenses, Adjusted operating earnings, Adjusted EBITDA and Adjusted earnings per share – diluted, all of which are Non-GAAP financial measures. Adjusted gross margin, Adjusted operating expenses, Adjusted operating earnings, Adjusted EBITDA, and Adjusted earnings per share – diluted are calculated by excluding from Gross Margin, Operating expenses, Operating earnings, EBITDA and Earnings per share – diluted items that we believe are not indicative of our ongoing operating performance. Such items consist of expenses associated with restructuring actions taken to adjust our cost structure to the current business climate, transition-related expenses, including amortization and settlement expenses, relating to defined benefit pension plans that we have terminated ("legacy pension expenses"), expenses associated with the valuation of inventories under purchase accounting, and transaction expenses associated with our acquisition of DWR. The legacy pension expenses include settlements caused by the transition to a defined contribution program and the net periodic benefit expenses associated with the terminated plans, subsequent to September 1, 2012. We present Adjusted operating earnings, Adjusted EBITDA, and Adjusted earnings per share – diluted because we consider them to be important supplemental measures of our performance and believe them to be useful in analyzing ongoing results from operations.
Adjusted gross margin, Adjusted operating expenses, Adjusted operating earnings, Adjusted EBITDA, and Adjusted earnings per share – diluted are not measurements of our financial performance under GAAP and should not be considered an alternative to Gross margin, Operating expenses, Operating earnings and Earnings per share – diluted under GAAP. Adjusted gross margin, Adjusted operating expenses, Adjusted operating earnings, Adjusted EBITDA, and Adjusted earnings per share – diluted have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. In addition, in evaluating Adjusted gross margin, Adjusted operating expenses, Adjusted operating earnings, Adjusted EBITDA, and Adjusted earnings per share – diluted, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. Our presentation of Adjusted gross margin, Adjusted operating expenses, Adjusted operating earnings, Adjusted EBITDA, and Adjusted earnings per share – diluted should not be construed as an indication that our future results will be unaffected by unusual or infrequent items. We compensate for these limitations by providing prominence of our GAAP results and using Adjusted gross margin, Adjusted operating expenses, Adjusted operating earnings, Adjusted EBITDA, and Adjusted earnings per share – diluted only as a supplement.
The following table reconciles Gross margin to Adjusted gross margin for the periods indicated.

	Three Months Ended
(Dollars in millions)	August 30, 2014	August 31, 2013
Gross margin	$185.6	$170.0
Percentage of net sales	36.4%	36.3%
Add: Inventory purchase accounting adjustments	3.0	1.4
Add: Legacy pension expenses	—	1.0
Adjusted gross margin	$188.6	$172.4

Adjusted gross margin as a percentage of net sales	37.0%	36.8%

The following table reconciles Operating expenses to Adjusted operating expenses for the periods indicated.

	Three Months Ended
(Dollars in millions)	August 30, 2014	August 31, 2013
Operating expenses	$143.4	$130.9
Percentage of net sales	28.1%	28.0%
Less: Acquisition Expenses	2.0	—
Less: Legacy pension expenses	—	2.1
Adjusted operating expenses	$141.4	$128.8

Adjusted operating expenses as a percentage of net sales	27.7%	27.5%

The following table reconciles Operating earnings to Adjusted operating earnings and Adjusted EBITDA for the periods indicated.

	Three Months Ended
(Dollars in millions)	August 30, 2014	August 31, 2013
Operating earnings	$42.2	$39.1
Percentage of net sales	8.3%	8.4%
Add: Inventory purchase accounting adjustments	3.0	1.4
Add: Acquisition expenses	2.0	—
Add: Legacy pension expenses	—	3.1
Adjusted operating earnings	$47.2	$43.6
Less: Other, net	—	0.1
Add: Depreciation and amortization	12.0	11.1
Adjusted EBITDA	59.2	54.6

Adjusted operating earnings as a percentage of net sales	9.3%	9.3%

The following table reconciles Earnings per share – diluted to Adjusted earnings per share – diluted for the periods indicated.

	Three Months Ended
	August 30, 2014	August 31, 2013
Earnings per share – diluted	$0.42	$0.38
Add: Inventory step-up expenses	0.03	0.02
Add: Acquisition expenses	0.02	—
Add: Legacy pension expenses	—	0.03
Adjusted earnings per share – diluted	$0.47	$0.43

Analysis of First Quarter Results
The following table presents certain key highlights from the results of operations for the periods indicated.

(In millions, except per share data)	Three Months Ended
	August 30, 2014	August 31, 2013	Percent Change
Net sales	$509.7	$468.1	8.9%
Cost of sales	324.1	298.1	8.7%
Gross margin	185.6	170.0	9.2%
Total operating expenses	143.4	130.9	9.5%
Operating earnings	42.2	39.1	7.9%
Other expenses, net	4.7	4.6	2.2%
Earnings before income taxes and equity income	37.5	34.5	8.7%
Income tax expense	12.4	12.0	3.3%
Equity income, net of tax	0.1	—	n/a
Net earnings	$25.2	$22.5	12.0%
Net earnings attributable to redeemable noncontrolling interests	—	—	n/a
Net earnings attributable to Herman Miller, Inc.	$25.2	$22.5	12.0%

Earnings per share - diluted	$0.42	$0.38	10.5%
Orders	$517.0	$471.2	9.7%
Backlog	$322.7	$275.7	17.0%

The following table presents, for the periods indicated, select components of the company's Condensed Consolidated Statements of Comprehensive Income as a percentage of net sales.

	Three Months Ended
	August 30, 2014	August 31, 2013
Net sales	100.0%	100.0%
Cost of sales	63.6	63.7
Gross margin	36.4	36.3
Total operating expenses	28.1	28.0
Operating earnings	8.3	8.4
Other expenses, net	0.9	1.0
Earnings before income taxes and equity income	7.4	7.4
Income tax expense	2.4	2.6
Equity earnings from nonconsolidated affiliates, net of tax	—	—
Net earnings	4.9	4.8
Net earnings attributable to redeemable noncontrolling interests	—	—
Net earnings attributable to Herman Miller, Inc.	4.9	4.8

Consolidated Sales
Sales for the first quarter of fiscal 2015 compared to the same period in fiscal 2014 increased $41.6 million, or 8.9 percent. The increase was primarily attributable to the acquisition of DWR in the first quarter of fiscal 2015, as well as increases to sales volumes, changes in pricing - net of discounting, and the favorable impact of changes in foreign currency. In addition to the increases from DWR, sales volumes also increased due to the ELA segment, which demonstrated significant improvements in sales within the EMEA region relative to the first quarter of fiscal 2014. This improvement was realized mainly in the United Kingdom and within western and central continental Europe. There was no one significant item driving the rest of the increase, but rather, it was caused mainly by better sales volumes resulting from an improvement in general economic factors, primarily in the North American business segment. These increases were partially offset by the impact of dealer divestitures and a decrease in sales volumes to the United States Federal Government.

The following table presents the quantification of the changes in the fiscal 2015 first quarter net sales for the three month period compared to the same periods in fiscal 2014.

(In millions)	Three Month Period
First Quarter Fiscal 2014 Net sales	$468.1
Acquisitions and divestitures
DWR acquisition, net of intercompany elimination	20.0
Dealer divestitures	(2.6)
Impact from foreign currency	1.0
Net changes in pricing	1.7
United States Federal Government volumes	(6.2)
EMEA sales volumes	10.7
Change in sales - general	17.0
First Quarter Fiscal 2015 Net sales	$509.7

Performance versus the Domestic Contract Furniture Industry
We monitor the trade statistics reported by BIFMA, the trade association for the United States domestic office furniture industry, and consider them an indicator of industry-wide sales and order performance. BIFMA publishes statistical data for the contract segment within the United States furniture market. The United States contract segment is primarily composed of large to mid-size corporations serviced by a network of dealers. The office supply segment is primarily made up of smaller customers serviced by wholesalers and retailers. We primarily participate, and believe we are a leader in, the contract segment. While comparisons to BIFMA are important, we continue to pursue a strategy of revenue diversification that makes us less reliant on the drivers that impact BIFMA and lessens our dependence on the United States office furniture market.

We also use BIFMA statistical information as a benchmark for the performance of our domestic United States business (as defined by BIFMA), as well as the performance of our competitors. The timing of large project-based business may affect comparisons to this data. We remain cautious about reaching conclusions regarding changes in market share based on analysis of data on a short term basis. Instead, we believe such conclusions should only be reached by analyzing comparative data over several quarters.

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

For the three month period ended August 30, 2014, the company's domestic United States shipments, as defined by BIFMA, increased 1.1 percent year-over-year, while the company's domestic orders were flat. BIFMA reported an estimated year-over-year increase in shipments of 2.0 percent and an increase in orders of 3.4 percent for the comparable period.

Performance versus the Consumer Furnishings Sector
Similar to BIFMA, we also monitor trade statistics reported by the U.S. Census Bureau, which reports monthly retail sales growth data across a number of retail categories, including Home Furnishings Stores. This information provides a relative comparison to our Consumer reportable segment, but is not intended to be an exact comparison. The average monthly year-over-year growth rate in sales for the Home Furnishings Stores category for the three month period ended July 31, 2014, was approximately 3 percent. By comparison, organic net sales growth in our Consumer segment, for the three months ended August 30, 2014, was approximately 14 percent.

Consolidated Gross Margin
Consolidated gross margin in the first quarter was 36.4 percent of net sales, an increase of 10 basis points from 36.3 percent in the first quarter of fiscal 2014. The benefit captured from price increases, net of incremental discounting, had the effect of increasing gross margin by approximately 20 basis points. This benefit drove an increase in net sales of approximately $1.7 million during the first quarter of fiscal 2015, relative to the first quarter of the prior year.

The acquisition of DWR impacted gross margin unfavorably by approximately 20 basis points as compared to the first quarter of the prior year. Inventory-related purchase accounting adjustments accounted for a decrease in gross margin of 60 basis points. Excluding these purchase accounting adjustments, DWR delivered a 40 basis point increase to gross margin. The remaining inventory-related purchase accounting expense is expected to be incurred during the second quarter of fiscal 2015.

Improvements in manufacturing efficiency and leverage at several manufacturing facilities in the United States and in the United Kingdom had the effect of improving gross margin by 60 basis points. This improvement was offset by increased commodity pricing, which drove a decrease in gross margin of 30 basis points compared to the first quarter of fiscal 2014. The remaining decrease in gross margin was due to unfavorable product and channel mix.

The first quarter Adjusted gross margin(1) increased 20 basis points to 37.0 percent as compared to an Adjusted gross margin in the first quarter of fiscal 2014 of 36.8 percent. The improvement in the Adjusted gross margin is due to benefits captured from price increases (net of incremental discounting), improvements in manufacturing efficiency and leverage, and the acquisition of DWR.

The following table presents, for the periods indicated, the components of the company's cost of sales as a percentage of net sales.

	Three Months Ended
Period Ended	August 30, 2014	August 31, 2013	Change
Direct materials	41.8%	40.8%	1.0%
Direct labor	6.0	6.5	(0.5)
Manufacturing overhead	9.3	10.6	(1.3)
Freight and distribution	6.5	5.8	0.7
Cost of sales	63.6%	63.7%	(0.1)%

(1) Non-GAAP measurements; see accompanying reconciliations and explanations.

Direct material costs as a percent of net sales, in the first quarter of fiscal 2015, increased 100 basis points as compared to the first quarter of fiscal 2014. The increase in material costs as a percent of net sales was primarily related to the impact of inventory-related purchase accounting adjustments stemming from the acquisition of DWR, which accounted for a 60 basis point increase. Unfavorable pricing of commodities also drove an increase in direct material cost percentage of 30 basis points, which was partially offset by the benefit from improvements in pricing, net of discounting, in the amount of 10 basis points. The remaining increase in direct material costs in the current quarter was driven by product mix.
Direct labor was 6.0 percent of net sales for the first quarter of fiscal 2015, a decrease of 50 basis points from the same period last year. This reduction was primarily due to the acquisition of DWR and the impact of pricing improvements, net of discounting

Manufacturing overhead was 9.3 percent of net sales for the first quarter of fiscal 2015, a decrease of 130 basis points from the first quarter of the prior year. The decrease in manufacturing overhead as a percent of net sales was primarily due to the favorable impact of the acquisition of DWR and a reduction in legacy pension expenses, which provided a favorable impact to the manufacturing overhead percentage of 40 and 20 basis points, respectively. The sale of an owned dealer, lower cost of employee incentives, and better leverage at the manufacturing facility in the United Kingdom each provided improvement of 10 basis points. The remaining decrease in the manufacturing overhead percentage was due to the favorable impact of changes in the product and channel mix compared to the prior year period.

Freight and distribution expense, as a percentage of sales, was 6.5 percent for the first quarter of fiscal 2015, which is an increase of 70 basis points compared to the prior year. This was driven primarily by the acquisition of DWR, which increased the freight percentage by approximately 30 basis points. The remainder of the increase resulted from general cost increases for common carrier services and product mix.

Operating Expenses and Operating Earnings
Operating expenses increased $12.5 million for the first quarter of fiscal 2015 compared to the same period in fiscal 2014. This increase was principally driven by the acquisition of DWR, which added $8.3 million of operating expenses in the current three month period. Legal, consulting, and other transaction-related costs were also incurred in relation to the acquisition of DWR, which increased operating expenses by an additional $2.0 million as compared to the first quarter of the prior fiscal year. Also contributing to the increase in operating expenses from the first quarter of fiscal 2014 to the first quarter of fiscal 2015 was the unfavorable impact of foreign currency and increased warranty costs from increased customer specific claims, which increased operating expenses $0.7 million and $1.6 million, respectively.

These increases in operating expenses were offset by decreases related to the divestiture of an owned dealer ($0.9 million), marketing expenses ($1.3 million), and the benefit of decreased legacy pension expenses ($2.1 million) due to the termination of our primary domestic defined benefit pension plan. The remaining change was related to increases in various other operating expenses, none of which were material individually, compared to the prior year period.

The following table presents the quantification of the changes in fiscal 2015 operating expenses for the first quarter compared to the same period in fiscal 2014.

(In millions)	Three Months
First Quarter Fiscal 2014 Operating expenses	$130.9
Selling, general & administrative change
Acquisitions and divestitures
DWR acquisition	8.3
Dealer divestitures	(0.9)
Legacy pension expenses	(2.1)
Marketing and selling costs	(1.3)
Impact from foreign currency	0.7
Warranty	1.6
Acquisition-related transaction costs	2.0
Other	4.2
First Quarter Fiscal 2015 Operating expenses	$143.4

Operating earnings in the first quarter of fiscal 2015 were $42.2 million, compared to operating earnings of $39.1 million in the same period of last fiscal year. The increase in operating earnings relates to improvements in gross margin of $15.6 million, net of an increase in operating expenses of $12.5 million.

Other Income/Expense and Income Taxes
Other expense of $4.7 million in the first quarter of fiscal 2015 was $0.1 million higher compared to the prior year period. The increase in the current period was due to an increase in interest expense related to the amount borrowed to finance the acquisition of DWR.

The effective tax rates for the three months ended August 30, 2014 and August 31, 2013 were 33.0 percent and 34.7 percent, respectively. The relative reduction in the effective tax rate this quarter is due to the release of a valuation allowance against a foreign deferred tax asset related to financing costs.

Reportable Operating Segments
The business is comprised of various operating segments as defined by generally accepted accounting principles in the United States. These operating segments are determined on the basis of how the company internally reports and evaluates financial information used to make operating decisions. Due to the previously mentioned realignment of our reportable segments, the structure of the segments below has changed and prior year results have been revised to reflect these updates. For external reporting purposes, the company has identified the following reportable segments:

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

◦	ELA Furniture Solutions — Includes EMEA, Latin America, and Asia-Pacific operations associated with the design, manufacture and sale of furniture products, primarily for work-related settings.

◦
Specialty — Includes operations associated with the design, manufacture, and sale of high-craft furniture products and textiles including Geiger wood products, Maharam textiles, and Herman Miller Collection products.

◦
Consumer — Includes operations associated with the sale of modern design furnishings and accessories to third party retail distributors, as well as direct to consumer sales through the eCommerce and Design Within Reach retail studios.

The company also reports a corporate category consisting primarily of, as applicable, unallocated corporate expenses including restructuring and other related expenses (including impairment expenses). The current quarter and prior year period segment results are as follows:

(In millions)	Three Months Ended
	August 30, 2014	August 31, 2013	Change
Net Sales:
North American Furniture Solutions	$321.1	$318.2	$2.9
ELA Furniture Solutions	95.4	81.6	13.8
Specialty	54.6	52.0	2.6
Consumer	38.6	16.3	22.3
Corporate	—	—	—
Total	$509.7	$468.1

Operating Earnings:
North American Furniture Solutions	$36.2	$34.0	$2.2
ELA Furniture Solutions	3.1	(0.1)	3.2
Specialty	2.9	1.8	1.1
Consumer	2.3	3.4	(1.1)
Corporate	(2.3)	—	(2.3)
Total	$42.2	$39.1

Further information regarding the reportable operating segments can be found in Note 15.

North American Furniture Solutions
Net sales within the North American Furniture Solutions reportable segment ("North America") increased $2.9 million to $321.1 million in the first quarter, representing a 0.9 percent increase from the first quarter last year. Decreased sales to the federal government drove a decrease in volume of $6.2 million. The current quarter also experienced a $2.6 million decrease in sales due to the divestiture of an owned dealer. The impact of foreign currency decreased the first quarter fiscal 2015 net sales by approximately $0.8 million compared to the same period last year. Pricing terms that were more favorable in the current quarter drove an increase in sales of $0.3 million. There was no one significant factor driving the rest of the change in sales for the three month period, compared to the same period in the prior year. Rather, the remaining increase was due mainly to an improvement in general economic factors.

Operating earnings for North America in the first quarter of fiscal 2015 were $36.2 million, or 11.3 percent of net sales, compared to operating earnings for the first quarter of fiscal 2014 of $34.0 million or 10.7 percent of net sales. The increase in operating earnings was driven by a decrease in legacy pension costs of $2.7 million. The decrease in legacy pension costs was caused by the termination of the company's primary domestic defined benefit pension plans during the second quarter of fiscal 2014. Decreased marketing and selling costs of $2.7 million also contributed to the improvement in operating earnings compared to the first quarter of last year. An increase in freight costs of $2.7 million as compared to the first quarter of fiscal 2014 offset the favorable impact of decreased legacy pension expenses and marketing and selling costs. The rest of the change related to the unfavorable effect of changes in foreign currency, offset by the impact of the sale of an owned dealer.

ELA Furniture Solutions
Net sales within the ELA Furniture Solutions reportable segment were $95.4 million in the first quarter, an increase of $13.8 million from the first quarter of fiscal 2014. Net sales improved relative to the same period in the prior year due to changes in foreign currency exchange rates and improved discounting, which drove increases of $1.9 million and $1.0 million, respectively. Growth in sales volumes within the EMEA region compared to the first quarter of fiscal 2014, mainly in the UK and continental Europe, drove an increase of approximately $10.7 million.

Operating earnings within ELA were $3.1 million for the first quarter of fiscal 2015 as compared to an operating loss of $0.1 million for the first quarter of fiscal 2014. The increase was driven by improved gross margin performance, attributable to increased leverage and efficiency, offset partially by an increase in material costs of $0.8 million.

Specialty
Net sales for the first quarter within the Specialty reportable segment were $54.6 million compared to $52.0 million in the prior year period. Net sales during the quarter increased primarily due to improved sales volumes of Geiger wood products.

Operating earnings within Specialty were $2.9 million for the first quarter of fiscal 2015 or 5.3 percent of net sales. This compares to operating earnings of $1.8 million or 3.5 percent of net sales in the same period in the prior fiscal year. Operating earnings for the first quarter of fiscal 2015 increased due to inventory-related purchase accounting adjustments that were recognized in the first quarter of the prior year, related to the acquisition of Maharam, in the amount of $1.4 million. Decreased legacy pension and employee incentive costs in the amounts of $0.5 million and $0.3 million, respectively, also contributed to the increase in operating earnings in the current period. These increases in operating earnings were partially offset by an increase in marketing and selling costs of $0.6 million. The rest of the change in operating earnings compared to the first quarter of fiscal 2014 was due primarily to increased warranty costs.

Consumer
Net sales for the first quarter within the Consumer reportable segment were $38.6 million compared to $16.3 million in the prior year period. Net sales during the quarter increased by $20.0 million due to the acquisition of DWR. The remaining change in net sales was primarily driven by increases in pricing and higher sales volumes within the company's existing consumer wholesale and eCommerce business.

Operating earnings within Consumer were $2.3 million for the first quarter of fiscal 2015 or 6.0 percent of net sales. This compares to operating earnings of $3.4 million or 20.9 percent of net sales in the same period in the prior fiscal year. Operating earnings for the period declined due to the impact of inventory-related purchase accounting adjustments, stemming from the acquisition of DWR, in the amount of $3.0 million. Excluding these adjustments, operating earnings increased from the acquisition of DWR by approximately $0.4 million. The rest of the change in operating earnings was driven by the year-over-year increase in sales within the company’s existing consumer wholesale and eCommerce business.

Financial Condition, Liquidity, and Capital Resources
The table below presents certain key cash flow and capital highlights for the periods indicated.

(In millions)	Three Months Ended
	August 30, 2014	August 31, 2013
Cash and cash equivalents, end of period	$66.7	$110.1
Marketable securities, end of period	10.9	11.0
Cash provided by operating activities	42.0	38.2
Cash used in investing activities	(162.6)	(6.2)
Cash used in financing activities	86.4	(4.3)
Capital expenditures	(8.2)	(6.5)
Stock repurchased and retired	(1.2)	(3.8)
Common stock issued	1.0	6.1
Dividends paid	(8.3)	(7.3)
Interest-bearing debt, end of period	350.0	250.0
Available unsecured credit facility, end of period (1)	139.4	142.7
(1) Amounts shown are net of outstanding letters of credit of $10.6 million and $7.3 million as of August 30, 2014 and August 31, 2013, respectively, which are applied against the company's unsecured credit facility.

Cash Flow — Operating Activities
Cash generated from operating activities was $42.0 million for the three month period ended August 30, 2014, as compared to $38.2 million in the prior year.

Three Month Period August 30, 2014
Changes in working capital balances drove an inflow of cash totaling $5.1 million. The main factors driving the increase in cash from working capital were a decrease in accounts receivable of $15.2 million and an increase in accrued income taxes of $8.7 million. These factors more than offset drivers within working capital that decreased cash, such as an increase in inventory of $8.3 million, a decrease of accrued compensation and benefits of $3.3 million, and a decrease in trade accounts payable of $5.9 million.

Three Month Period August 31, 2013
Through the first three months of fiscal 2014, changes in working capital balances drove an inflow of cash totaling $3.3 million. The main factors driving the increase in cash from working capital were a decrease in accounts receivable of $4.8 million and an increase in accrued income taxes of $15.1 million. These factors more then offset drivers within working capital that decreased cash, such as an increase in prepaid expenses of $6.0 million and a decrease in accrued compensation and benefits of $6.5 million.

Cash Flow — Investing Activities
Included in the first quarter fiscal 2015 investing activities are net cash outflows of $159.3 million related to the acquisition of Design Within Reach. The company also purchased $8.2 million of capital assets in fiscal 2015 compared to $6.5 million in the three month period of fiscal 2014. At the end of the first quarter of fiscal 2015, there were outstanding commitments for capital purchases of $16.9 million compared to $8.8 million for the same period in the prior year. The company expects full-year capital purchases to be between $65.0 million and $70.0 million primarily related to planned investments in the company's facilities and equipment. This compares to full-year capital spending of $40.8 million in fiscal 2014.

Cash Flow — Financing Activities
Cash inflows from financing activities were $86.4 million for the fiscal 2015 three month period compared to cash outflows of $4.3 million in the first three months of the prior year. Cash inflow from net borrowings on our revolving credit facility were $100.0 million during the first quarter of fiscal 2015 as compared to none during the first quarter of the prior year. Cash outflows for dividend payments were $8.3 million and $7.3 million for the three month periods of fiscal 2015 and fiscal 2014, respectively. Dividend payments during fiscal 2015 reflected the increased quarterly dividend of $0.14 per share that the company implemented during the third quarter of fiscal 2014. Cash inflows for stock issuances related to employee benefit programs were $1.0 million and $6.1 million during the three month periods of fiscal 2015 and fiscal 2014, respectively.

On July 21, 2014, the company entered into a third amendment and restatement of the syndicated revolving line of credit, which provides the company with up to $250 million in revolving variable interest borrowing capacity and includes an "accordion feature" allowing the company to increase, at its option and subject to the approval of the participating banks, the aggregate borrowing capacity of the facility by $125 million. The facility expires in July 2019 and outstanding borrowings bear interest at rates based on the prime rate, federal funds rate, LIBOR, or negotiated rates as outlined in the agreement. Interest is payable periodically throughout the period if borrowings are outstanding. As of August 30, 2014, total usage against this facility was $110.6 million, of which $10.6 million related to outstanding letters of credit. At the end of the first quarter of fiscal 2015, the availability under this credit facility was $139.4 million. The provisions of the private placement notes and unsecured credit facility require that the company adhere to certain covenant restrictions and maintain certain performance ratios. The company was in compliance with all such restrictions and performance ratios for the first quarter and expects to remain in compliance in the foreseeable future.

At the end of the first quarter of fiscal 2015, the company had cash and cash equivalents of $66.7 million including $51.4 million of cash and cash equivalents held outside the United States. In addition, the company had marketable securities of $10.9 million held by one of its international subsidiaries. The subsidiary holding the company's marketable securities is taxed as a United States taxpayer at the company's election; consequently, for tax purposes, all United States tax impacts for this subsidiary have been recorded. The company currently has no plans to repatriate cash from foreign subsidiaries during fiscal 2015. The company has $5.1 million of cash held outside of the United States for which all United States taxes have been recorded. The company's intent is to permanently reinvest the remainder of the cash outside of the United States. The company's plans do not indicate a need to repatriate these balances to fund United States operations.

The company believes cash on hand, cash generated from operations, and the borrowing capacity will provide adequate liquidity to fund near term and future business operations and capital needs.

Contractual Obligations
Contractual obligations associated with ongoing business and financing activities will require cash payments in future periods. A table summarizing the amounts and estimated timing of these future cash payments was provided in the company's annual report on Form 10-K filing for the year ended May 31, 2014.

Guarantees
The company provides certain guarantees to third parties under various arrangements in the form of product warranties, loan guarantees, standby letters of credit, lease guarantees, performance bonds and indemnification provisions. These arrangements are accounted for and disclosed in accordance with FASB ASC Topic 460, Guarantees, as described in Note 12 to the condensed consolidated financial statements.

Variable Interest Entities
On occasion, the company provides financial support to certain independent dealers in the form of term loans, lines of credit, and/or loan guarantees that may represent variable interests in such entities. As of August 30, 2014, the company was not considered to be the primary beneficiary of any such dealer relationships under FASB ASC Topic 810, Consolidation. Accordingly, the company is not required to consolidate the financial statements of any of these entities as of August 30, 2014.

Contingencies
See Note 12 to the condensed consolidated financial statements.

Critical Accounting Policies
The company strives to report financial results clearly and understandably. The company follows accounting principles generally accepted in the United States in preparing its consolidated financial statements, which require certain estimates and judgments that affect the financial position and results of operations for the company. The company continually reviews the accounting policies and financial information disclosures. A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the company's annual report on Form 10-K filing for the year ended May 31, 2014. During the first three months of fiscal 2015, there were no material changes in the accounting policies and assumptions previously disclosed.

New Accounting Standards
See Note 2 to the condensed consolidated financial statements.

Safe Harbor Provisions
Certain statements in this filing are not historical facts but are “forward-looking statements” as defined under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended. Such statements are based on management's beliefs, assumptions, current expectations, estimates and projections about the office furniture industry, the economy and the company itself. Words like “anticipates,” “believes,” “confident,” “estimates,” “expects,” “forecasts,” “likely,” “plans,” “projects,” “should,” variations of such words, and similar expressions identify such forward-looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. These risks include, without limitation, employment and general economic conditions, the pace of economic activity in the United States and in our international markets, the estimate and timing of anticipated pension expenses and defined benefit plan pension contributions, the pace and level of government procurement, the increase in white collar employment, the willingness of customers to undertake capital expenditures, the types of products purchased by customers, competitive pricing pressures, the availability and pricing of raw materials, our reliance on a limited number of suppliers, currency fluctuations, the ability to increase prices to absorb the additional costs of raw materials, the financial strength of our dealers, the financial strength of our customers, the mix of our products purchased by customers, our ability to attract and retain key executives and other qualified employees, our ability to continue to make product innovations, the success of newly introduced products, our ability to obtain targeted margins from new products, our ability to serve all of our markets, possible acquisitions, divestitures or alliances, the outcome of pending litigation or governmental audits or investigations, political risk in the international markets we serve, and other risks identified in our filings with the Securities and Exchange Commission. Therefore, actual results and outcomes may materially differ from what we express or forecast. Furthermore, Herman Miller, Inc. undertakes no obligation to update, amend, or clarify forward-looking statements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The information concerning quantitative and qualitative disclosures about market risk contained in the company’s Annual Report on Form 10-K for its fiscal year ended May 31, 2014 is incorporated herein by reference.

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

Foreign Exchange Risk
The company manufactures its products in the United States, United Kingdom and China. The company also sources completed products and product components from both inside and outside the United States. The company's completed products are sold in numerous countries around the world. Sales in foreign countries as well as certain expenses related to those sales are transacted in currencies other than the company's reporting currency, the United States dollar. Accordingly, production costs and profit margins related to these sales are affected by the currency exchange relationship between the countries where the sales take place and the countries where the products are sourced or manufactured. These currency exchange relationships can also affect the company's competitive positions within these markets.

In the normal course of business, the company enters into contracts denominated in foreign currencies. The principal foreign currencies in which the company conducts its business are the British pound sterling, European euro, Canadian dollar, Australian dollar, Japanese yen, Mexican peso, Brazilian real, Indian rupee, South African rand, Hong Kong dollar and Chinese renminbi. As of August 30, 2014, fifteen contracts in total were placed to offset various currency exposures. To offset net asset exposure denominated in non-functional currency, ten forward contracts were placed, including forward contracts to sell 6.1 million euros, 0.5 million Australian dollars, 0.4 million Canadian dollars, 16.6 million Hong Kong dollars, 8.0 million South African rand, and 5.5 million United States dollars. Conversely, five contracts were placed to offset the company's net liability exposure denominated in non-functional currency. These five contracts included forward contracts to buy 17.7 million United States dollars, and 0.6 million euros.

As of May 31, 2014, the company had outstanding, sixteen forward currency instruments designed to offset either net asset or net liability exposure that was denominated in non-functional currencies. To offset net asset exposure denominated in non-functional currency, eight forward contracts were placed, including forward contracts to sell 10.5 million Hong Kong dollars, 7.7 million euros, 5.4 million United States dollars, 10.0 million South African rand, 1.1 million Canadian dollars, and 0.4 million Australian dollars. Conversely, eight contracts were placed to offset the company's net liability exposure denominated in non-functional currency. These eight contracts included forward contracts to buy 0.5 million British pound sterling, 0.7 million euros and 18.5 million United States dollars.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Under the supervision of, and with the participation of management, the company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 30, 2014, and have concluded that as of that date, the company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
Other than the acquisition of DWR, which management is in the process of evaluating its impact on the company's internal control over financial reporting, there were no changes in the company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended August 30, 2014, that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

HERMAN MILLER, INC.
PART II — OTHER INFORMATION

Item 1:	Legal Proceedings

Referred to in Note 12 of the condensed consolidated financial statements.

Item 1A:	Risk Factors

Other than the risk factors discussed below, there have been no material changes in the assessment of the company's risk factors from those set forth in the Annual Report on Form 10-K for the year ended May 31, 2014. The following risk factors have been added as a result of the company's acquisition of DWR, which closed on July 28, 2014.

We are unable to control many of the factors affecting consumer spending, and declines in consumer spending on furnishings could reduce demand for our products.
The operations of our Consumer segment are sensitive to a number of factors that influence consumer spending, including general economic conditions, consumer disposable income, unemployment, inclement weather, availability of consumer credit, consumer debt levels, conditions in the housing market, interest rates, sales tax rates and rate increases, inflation, and consumer confidence in future economic conditions. Adverse changes in these factors may reduce consumer demand for our products, resulting in reduced sales and profitability.

Business transacted through our Consumer segment may expose us to cybersecurity risks and costs associated with credit card fraud and identity theft that could cause us to incur unexpected expenses and loss of revenue.
We collect certain customer-specific data, including credit card information, in connection with orders placed through our e-commerce websites, direct-to-consumer catalog marketing program, and DWR retail studios. In order for these sales channels to function and develop successfully, we and other parties involved in processing customer transactions must be able to transmit confidential information, including credit card information and other personal information on our customers, securely over public and private networks. Third parties may have or develop the technology or knowledge to breach, disable, disrupt or interfere with our systems or processes or those of our vendors. Although we take the security of our systems and the privacy of our customers’ confidential information seriously, and we believe we take reasonable steps to protect the security and confidentiality of the information we collect, we cannot guarantee that our security measures will effectively prevent others from obtaining unauthorized access to our information and our customers’ information. The techniques used to obtain unauthorized access to systems change frequently and are not often recognized until after they have been launched. Any person who circumvents our security measures could destroy or steal valuable information or disrupt our operations. Any security breach could cause consumers to lose confidence in the security of our information systems including our e-commerce websites or stores and choose not to purchase from us. Any security breach could also expose us to risks of data loss, litigation, regulatory investigations and other significant liabilities. Such a breach could also seriously disrupt, slow or hinder our operations and harm our reputation and customer relationships, any of which could harm our business.

In addition, states and the federal government are increasingly enacting laws and regulations to protect consumers against identity theft. Also, as our business expands globally, we are subject to data privacy and other similar laws in various foreign jurisdictions. If we are the target of a cybersecurity attack resulting in unauthorized disclosure of our customer data, we may be required to undertake costly notification procedures. Compliance with these laws will likely increase the costs of doing business. If we fail to implement appropriate safeguards or to detect and provide prompt notice of unauthorized access as required by some of these laws, we could be subject to potential claims for damages and other remedies, which could harm our business.

A number of factors that affect our ability to successfully implement our retail studio strategy, including opening new locations and closing existing studios, are beyond our control. These factors may harm our ability to increase the sales and profitability of our retail operations.
Approximately 60% of the sales within our Consumer segment are generated by our DWR retail studios. Our ability to open additional studios or close existing studios successfully will depend upon a number of factors beyond our control, including:

•	General economic conditions

•	Identification and availability of suitable studio locations

•	Success in negotiating new leases and amending or terminating existing leases on acceptable terms

•	The success of other retailers in and around our retail locations

•	Ability to secure required governmental permits and approvals

•	Hiring and training skilled studio operating personnel

•	Landlord financial stability

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

The retail furnishings market is highly competitive. We compete with national and regional furniture retailers and department stores. In addition, we compete with mail order catalogs and online retailers focused on home furnishings. We compete with these and other retailers for customers, suitable retail locations, vendors, qualified employees and management personnel. Some of our competitors have significantly greater financial, marketing and other resources than we possess. This may result in our competitors being quicker at the following: adapting to changes, devoting greater resources to the marketing and sale of their products, generating greater national brand recognition, or adopting more aggressive pricing policies. In addition, increased catalog mailings by our competitors may adversely affect response rates to our own catalog mailings. As a result, increased competition may adversely affect our future financial performance.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(A) Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during the quarter ended August 30, 2014.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (in millions)
6/1/14 - 6/28/14	685	$31.86	685	$150.3
6/29/14 - 7/26/14	38,130	$30.49	38,130	$149.1
7/27/14 - 8/30/14	111	$30.18	111	$149.1
Total	38,926		38,926

No repurchase plans expired or were terminated during the first quarter of fiscal 2015, nor do any plans exist under which the company does not intend to make further purchases.

During the period covered by this report, the company did not sell any of its equity shares that were not registered under the Securities Act of 1933.

Item 3:	Defaults upon Senior Securities — None

Item 4:	Mine Safety Disclosures — Not applicable

Item 5:	Other Information — None

Item 6:	Exhibits

The following exhibits (listed by number corresponding to the Exhibit table as Item 601 in Regulation S-K) are filed with this Report:

Exhibit Number	Document

4	Instruments defining the rights of security holders

(a) Specimen copy of Herman Miller, Inc., common stock

(b) Dividend Reinvestment Plan for Shareholders of Herman Miller, Inc.

10	Material Contracts

(a) Form of Herman Miller, Inc. 2011 Long-Term Incentive Plan Performance Share Unit Award(1)

(b) Employment Agreement between John Edelman and Design Within Reach(1)

(c) Employment Agreement between John McPhee and Design Within Reach(1)

(d) Stockholders' Agreement between HM Springboard, Inc., Herman Miller, Inc., John Edelman, and John McPhee(1)(2)

(e) HM Springboard, Inc. Stock Option Plan(1)(2)

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

(1) Denotes compensatory plan or arrangement.
(2) Subsequent to the agreement, the legal name of the company was changed from HM Springboard, Inc. to Herman Miller Consumer Holdings, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

HERMAN MILLER, INC.

October 8, 2014	/s/ Brian C. Walker
Brian C. Walker
Chief Executive Officer
(Duly Authorized Signatory for Registrant)

October 8, 2014	/s/ Gregory J. Bylsma
Gregory J. Bylsma
Chief Financial Officer
(Duly Authorized Signatory for Registrant)