Form 10-Q
period 2014-11-29
MILLER HERMAN INC
filed 2015-01-07
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ _ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended November 29, 2014	Commission File No. 001-15141

HERMAN MILLER, INC.

A Michigan Corporation	ID No. 38-0837640

855 East Main Avenue, Zeeland, MI 49464-0302	Phone (616) 654 3000

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
Yes [_] No [ X ]

Common Stock Outstanding at January 5, 2015 - 59,594,395 shares

HERMAN MILLER, INC. FORM 10-Q
FOR THE QUARTER ENDED NOVEMBER 29, 2014

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	November 29, 2014	November 30, 2013	November 29, 2014	November 30, 2013
Net sales	$565.4	$470.5	$1,075.1	$938.6
Cost of sales	359.7	351.6	683.8	649.7
Gross margin	205.7	118.9	391.3	288.9
Operating expenses:
Selling, general, and administrative	141.1	223.6	267.8	338.0
Restructuring and impairment expenses	—	4.0	—	4.0
Design and research	17.9	16.5	34.6	33.0
Total operating expenses	159.0	244.1	302.4	375.0
Operating earnings (loss)	46.7	(125.2)	88.9	(86.1)
Other expenses:
Interest expense	4.6	4.3	9.3	8.8
Other, net	0.1	(0.2)	0.1	(0.1)
Earnings before income taxes and equity income	42.0	(129.3)	79.5	(94.8)
Income tax expense (benefit)	14.2	(48.6)	26.6	(36.6)
Equity earnings from nonconsolidated affiliates, net of tax	—	0.1	0.1	0.1
Net earnings (loss)	27.8	(80.6)	53.0	(58.1)
Net earnings attributable to noncontrolling interests	—	—	—	—
Net earnings (loss) attributable to Herman Miller, Inc.	$27.8	$(80.6)	$53.0	$(58.1)

Earnings (loss) per share — basic	$0.47	$(1.37)	$0.89	$(0.99)
Earnings (loss) per share — diluted	$0.46	$(1.37)	$0.88	$(0.99)
Dividends declared, per share	$0.140	$0.125	$0.280	$0.250

Other comprehensive income, net of tax
Foreign currency translation adjustments	$(5.4)	$2.8	$(5.9)	$2.1
Pension and post-retirement liability adjustments	0.5	86.2	0.9	87.6
Other comprehensive income (loss)	(4.9)	89.0	(5.0)	89.7
Comprehensive income	22.9	8.4	48.0	31.6
Comprehensive income attributable to noncontrolling interests	—	—	—	—
Comprehensive income attributable to Herman Miller, Inc.	$22.9	$8.4	$48.0	$31.6

See accompanying notes to condensed consolidated financial statements.

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions Except Share Data)
(Unaudited)

	November 29, 2014	May 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$64.7	$101.5
Marketable securities	6.6	11.1
Accounts and notes receivable, net	198.6	204.3
Inventories, net	126.3	78.4
Prepaid expenses and other	65.1	56.5
Total current assets	461.3	451.8
Property and equipment, at cost	846.5	789.2
Less — accumulated depreciation	(612.4)	(594.0)
Net property and equipment	234.1	195.2
Goodwill	303.9	228.2
Indefinite-lived intangibles	96.0	40.9
Other amortizable intangibles, net	55.7	44.2
Other noncurrent assets	42.9	30.6
Total Assets	$1,193.9	$990.9

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$50.0	$50.0
Accounts payable	160.7	136.9
Accrued compensation and benefits	62.4	65.0
Accrued warranty	26.0	25.2
Other accrued liabilities	93.2	79.0
Total current liabilities	392.3	356.1
Long-term debt	277.0	200.0
Pension and post-retirement benefits	16.5	18.2
Other liabilities	69.8	44.5
Total Liabilities	755.6	618.8
Redeemable noncontrolling interests	27.0	—
Stockholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized, none issued)	—	—
Common stock, $0.20 par value (240,000,000 shares authorized)	11.9	11.9
Additional paid-in capital	130.4	122.4
Retained earnings	313.6	277.4
Accumulated other comprehensive loss	(42.9)	(37.9)
Key executive deferred compensation plans	(1.7)	(1.7)
Total Stockholder's Equity	411.3	372.1
Total Liabilities, Redeemable Noncontrolling Interest, and Stockholders' Equity	$1,193.9	$990.9

See accompanying notes to condensed consolidated financial statements.

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS
(Dollars in Millions)
(Unaudited)

	Six Months Ended
	November 29, 2014	November 30, 2013
Cash Flows from Operating Activities:
Net earnings (loss)	$53.0	$(58.1)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	25.2	21.6
Stock-based compensation	5.7	5.6
Excess tax benefits from stock-based compensation	(0.6)	(0.8)
Pension and post-retirement expenses	0.6	116.4
Deferred taxes	(5.4)	(49.0)
Gain on sales of property and dealers	(0.2)	(0.3)
Restructuring and impairment expenses	—	4.0
Other, net	0.4	0.3
Increase in current assets	(1.7)	(11.9)
Increase in current liabilities	3.3	6.0
(Increase) Decrease in non-current liabilities	0.4	(6.3)
Net Cash Provided by Operating Activities	80.7	27.5

Cash Flows from Investing Activities:
Proceeds from sales of property and dealers	0.3	—
Marketable securities purchases	—	(3.2)
Marketable securities sales	4.5	2.5
Acquisitions, net of cash received	(154.0)	(5.9)
Capital expenditures	(26.7)	(20.0)
Other, net	(0.6)	0.3
Net Cash Used in Investing Activities	(176.5)	(26.3)

Cash Flows from Financing Activities:
Dividends paid	(16.6)	(14.7)
Proceeds from issuance of long-term debt	401.5	—
Payments of long-term debt	(324.5)	—
Common stock issued	5.7	8.9
Common stock repurchased and retired	(3.2)	(4.1)
Excess tax benefits from stock-based compensation	0.6	0.8
Payment of contingent consideration obligation	—	(1.3)
Purchase of noncontrolling interests	(5.8)	—
Other, net	0.8	0.1
Net Cash Provided by/(Used in) Financing Activities	58.5	(10.3)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	0.5	(0.3)
Net Increase (Decrease) in Cash and Cash Equivalents	(36.8)	(9.4)

Cash and Cash Equivalents, Beginning of Period	101.5	82.7
Cash and Cash Equivalents, End of Period	$64.7	$73.3

See accompanying notes to condensed consolidated financial statements.

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY
(Dollars in Millions)
(Unaudited)

	Six Months Ended
	November 29, 2014	November 30, 2013
REDEEMABLE NONCONTROLLING INTERESTS
Balance at beginning of year	$—	$—
Redeemable noncontrolling interests related to DWR acquisition	25.7	—
Stock-based compensation expense	0.5	—
Sale of redeemable noncontrolling interests	0.1	—
Stock options exercised	0.7	—
Redeemable noncontrolling interests	$27.0	$—

STOCKHOLDERS' EQUITY
Preferred Stock
Balance at beginning of year and end of period	$—	$—
Common Stock
Balance at beginning of year	11.9	11.7
Exercise of stock options	—	0.1
Balance at end of period	11.9	11.8
Additional Paid-in Capital
Balance at beginning of year	122.4	102.9
Repurchase and retirement of common stock	(3.2)	(4.1)
Exercise of stock options	4.9	8.0
Stock-based compensation expense	5.2	5.6
Excess tax benefit for stock-based compensation	0.2	0.7
Restricted stock units released	0.1	0.1
Employee stock purchase plan issuances	0.8	0.8
Balance at end of period	130.4	114.0
Retained Earnings
Balance at beginning of year	277.4	331.1
Net income attributable to Herman Miller, Inc.	53.0	(58.1)
Dividends declared on common stock (per share - 2015: $0.280; 2014; $0.250)	(16.8)	(14.9)
Balance at end of period	313.6	258.1
Accumulated Other Comprehensive Loss
Balance at beginning of year	(37.9)	(124.3)
Other comprehensive income (loss)	(5.0)	89.7
Balance at end of period	(42.9)	(34.6)
Key Executive Deferred Compensation
Balance at beginning of year	(1.7)	(1.9)
Deferred compensation plan	—	—
Balance at end of period	(1.7)	(1.9)
Noncontrolling Interests
Balance at beginning of year	—	—
Noncontrolling interests related to DWR acquisition	5.8	—
Purchase of noncontrolling interests	(5.8)	—
Balance at end of period	—	—
Total Stockholders' Equity	$411.3	$347.4

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

The accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position of the company as of November 29, 2014. Operating results for the six months ended November 29, 2014, are not necessarily indicative of the results that may be expected for the year ending May 30, 2015. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the company's Form 10-K filing for the year ended May 31, 2014.

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

Accounting Guidance Issued But Not Adopted as of November 29, 2014
During the first quarter of fiscal 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period." This ASU provides more specificity regarding the treatment of share-based payment awards that require a specific performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. This guidance is effective for annual and interim reporting periods beginning after December 15, 2015. The adoption of this standard is not expected to have a material impact on the consolidated financial statements.

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

3. FISCAL YEAR
The company's fiscal year ends on the Saturday closest to May 31. Fiscal 2015, the year ending May 30, 2015, and fiscal 2014, the year ended May 31, 2014, each contain 52 weeks. The second quarter of fiscal 2015 and fiscal 2014 each contained 13 weeks.

4. ACQUISITIONS AND DIVESTITURES
Design Within Reach Acquisition
On July 28, 2014, the company acquired the majority of the outstanding equity of Design Within Reach, Inc. ("DWR"), a Stamford, Connecticut based, leading North American marketer and seller of modern furniture, lighting, and accessories primarily serving consumers and design trade professionals. The acquisition of DWR advances the company's strategy of being both an industry brand and a consumer brand by expanding the company's reach into the consumer sector.

The company purchased an ownership interest in DWR equal to approximately 81 percent for $155.2 million in cash. The acquisition was financed by using a combination of existing cash and $127.0 million of borrowings on the company's available, unsecured credit facility. As a result of the transaction, the company estimates it will receive future tax benefits with a present value of approximately $10 million measured as of the date of acquisition. Additionally, certain senior management of DWR received fully-vested stock options, with a value of $1.7 million, in the equity of a newly-formed consumer-facing subsidiary that DWR merged into as a result of the transaction. These fully-vested equity awards are recorded in the Condensed Consolidated Balance Sheet within "Redeemable noncontrolling interests".

Subsequent to the initial transaction, the company acquired an additional 4 percent of DWR stock from the remaining public shareholders for approximately $5.8 million in cash, all of which was paid during the first and second quarters of fiscal 2015. The remaining 15 percent of DWR stock was contributed by DWR executives into the newly formed consumer business subsidiary and the company contributed the assets of the existing Herman Miller Consumer business. After these transactions, the redeemable noncontrolling interests in the newly formed subsidiary, known as Herman Miller Consumer Holdings, Inc. ("HMCH"), was approximately 7 percent. The remaining HMCH shareholders have a put option to require the company to purchase their remaining interest over a five-year period from the date of issuance of such shares. As a result, these noncontrolling interests are not included within Stockholders' Equity within the Condensed Consolidated Balance Sheets, but rather are included within Redeemable noncontrolling interests.

During the measurement period, the company made certain post-closing adjustments related to the final settlement of net working capital, valuation of customer relationship intangible assets, valuation of accounts receivable, and deferred income taxes that resulted in a net increase to goodwill of $1.8 million. The following table summarizes the fair values of the assets acquired and the liabilities assumed from the acquisition. The allocation of the purchase price is still considered preliminary, and the company is finalizing information related to the valuation and useful lives of intangible assets, deferred income taxes, and goodwill. The final determination of the fair values may result in further adjustments to the values presented below:

Valuation as of July 28, 2014
(In millions)	At acquisition date - reported as of August 30, 2014	Measurement Period Adjustments	At acquisition date - reported as of November 29, 2014
Purchase price	$155.0	$0.2	$155.2
Fair value of the assets acquired:
Cash	1.2	—	1.2
Accounts receivable	2.4	(0.2)	2.2
Inventory	47.4	—	47.4
Other current assets	5.5	—	5.5
Long term deferred tax asset	3.7	—	3.7
Goodwill	74.4	1.8	76.2
Other intangible assets	69.6	(0.3)	69.3
Property	32.0	—	32.0
Other long term assets	2.4	—	2.4
Total assets acquired	238.6	1.3	239.9
Fair value of liabilities assumed:
Accounts payable	20.8	—	20.8
Current deferred tax liabilities	0.6	—	0.6
Accrued compensation and benefits	1.6	—	1.6
Other accrued liabilities	12.3	—	12.3
Long term deferred tax liability	16.4	1.1	17.5
Other long term liabilities	0.4	—	0.4
Total liabilities assumed	52.1	1.1	53.2
Redeemable noncontrolling interests	25.7	—	25.7
Noncontrolling interests	5.8	—	5.8
Net assets acquired	$155.0	$0.2	$155.2

The goodwill stemming from the transaction in the amount of $76.2 million was preliminarily recorded as "Goodwill" in the Condensed Consolidated Balance Sheet and allocated to the Consumer reportable segment. The goodwill recognized is attributable primarily to the assembled workforce and expected synergies from DWR and the total amount of this goodwill is not deductible for tax purposes.

Other intangible assets acquired as a result of the acquisition of Design Within Reach were preliminarily valued at $69.3 million. These amounts are reflected in the values presented in the following table:

Intangible Assets Acquired from the DWR Acquisition
(In millions)	Fair Value	Useful Life
Trade Names and Trademarks	$55.1	Indefinite
Exclusive Distribution Agreements	0.2	1.5 years
Customer Relationships	12.8	10 - 16 years
Product Development Designs	1.2	7 years
Total Intangible Assets Acquired	$69.3

The following table provides net sales and results of operations from DWR included in the company’s results since the July 28, 2014 acquisition.

DWR Results of Operations
		Three Months Ended	Six Months Ended
(In millions)	July 28, 2014 - August 30, 2014	November 29, 2014	November 29, 2014
DWR Net sales	$21.6	$66.8	$88.4
Intercompany sales elimination	(1.6)	(5.8)	(7.4)
Net sales impact to Herman Miller, Inc.	$20.0	$61.0	$81.0

Net loss	$(1.6)	$(2.2)	$(3.8)

DWR Acquisition-related expenses were $0.2 million for the second quarter and were $2.2 million for the six-month period. These expenses included legal and professional services fees.

China Manufacturing and Distribution Acquisition
On September 30, 2013, the company acquired certain assets from Dongguan Sun Hing Steel Furniture Factory Ltd (DGSH) which together constituted the acquisition of a business. The acquired business is a manufacturing and distribution operation in Dongguan, China. Consideration transferred to acquire the net assets of DGSH consisted of $8.2 million in cash, of which $6.7 million was paid during the second and third quarters of fiscal 2014. The remaining payment is recorded in the Condensed Consolidated Balance Sheets within "Other Accrued Liabilities" and is expected to be made within the next nine months. The Company has finalized the purchase accounting for the acquisition of the China manufacturing and distribution facility.

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

5. INVENTORIES, NET

(In millions)	November 29, 2014	May 31, 2014
Finished goods	$102.7	$58.2
Raw materials	23.6	20.2
Total	$126.3	$78.4

Inventories are valued at the lower of cost or market and include material, labor, and overhead. The inventories of the majority of domestic manufacturing subsidiaries are valued using the last-in, first-out method ("LIFO"). The inventories of all other subsidiaries are valued using the first-in, first-out method ("FIFO").

6. GOODWILL AND INDEFINITE-LIVED INTANGIBLES
Goodwill and other indefinite-lived intangible assets included in the Condensed Consolidated Balance Sheets consisted of the following as of November 29, 2014 and May 31, 2014:

(In millions)	Goodwill	Indefinite-lived Intangible Assets	Total Goodwill and Indefinite-lived Intangible Assets
May 31, 2014	$228.2	$40.9	$269.1
Foreign currency translation adjustments	(0.5)	—	(0.5)
DWR acquisition	76.2	55.1	131.3
November 29, 2014	$303.9	$96.0	$399.9

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

Components of Net Periodic Benefit Costs

(In millions)	Three Months Ended
	Pension Benefits		Other Post-Retirement Benefits
	November 29, 2014	November 30, 2013	November 29, 2014	November 30, 2013
Domestic:
Interest cost	$—	$2.6	$0.1	$0.1
Expected return on plan assets	—	(1.9)	—	—
Net amortization loss	—	2.4	—	—
Settlement loss recognized	—	158.2	—	—
Net periodic benefit cost	$—	$161.3	$0.1	$0.1

International:
Interest cost	$1.1	$1.0
Expected return on plan assets	(1.5)	(1.2)
Net amortization loss	0.5	0.4
Net periodic benefit cost	$0.1	$0.2

	Six Months Ended
	Pension Benefits		Other Post-Retirement Benefits
	November 29, 2014	November 30, 2013	November 29, 2014	November 30, 2013
Domestic:
Interest cost	$—	$5.2	$0.2	$0.2
Expected return on plan assets	—	(3.8)	—	—
Net amortization loss	—	4.8	—	—
Settlement loss recognized	—	158.2	—	—
Net periodic benefit cost	$—	$164.4	$0.2	$0.2

International:
Interest cost	$2.3	$2.0
Expected return on plan assets	(3.0)	(2.4)
Net amortization loss	1.0	0.8
Net periodic benefit cost	$0.3	$0.4

8. EARNINGS PER SHARE
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS).

	Three Months Ended		Six Months Ended
	November 29, 2014	November 30, 2013	November 29, 2014	November 30, 2013
Numerators:
Numerator for both basic and diluted EPS, net earnings - in millions	$27.8	$(80.6)	$53.0	$(58.1)

Denominators:
Denominator for basic EPS, weighted-average common shares outstanding	59,445,577	58,923,648	59,370,718	58,825,377
Potentially dilutive shares resulting from stock plans	578,941	—	581,916	—
Denominator for diluted EPS	60,024,518	58,923,648	59,952,634	58,825,377
Antidilutive equity awards not included in weighted-average common shares - diluted	538,380	2,780,570	743,060	2,867,150

The total antidilutive equity awards not included in the weighted-average common shares for the second quarter of fiscal 2015 and fiscal 2014 were 538,380 shares and 2,780,570 shares, respectively. Included within these amounts were options to purchase 507,252 shares and 2,094,277 shares, respectively.

For the six months ended November 29, 2014 and November 30, 2013, the total antidilutive equity shares not included in the weighted-average common shares were 743,060 shares and 2,867,150 shares, respectively. Included within these amounts were options to purchase 716,843 shares and 2,191,741 shares, respectively.

The company has certain share-based payment awards that meet the definition of participating securities. The company has evaluated the impact on EPS of all participating securities under the two-class method, noting the impact on EPS was immaterial.

9. STOCK-BASED COMPENSATION
The company's stock-based compensation expense for the three month periods ended November 29, 2014 and November 30, 2013 was $2.7 million and $2.8 million, respectively. The related income tax effect for the three month periods ended November 29, 2014 and November 30, 2013 was $1.0 million. For the six months ended November 29, 2014 and November 30, 2013, compensation costs were $5.7 million and $5.6 million, respectively. The related income tax effect for the respective six month periods was $2.1 million and $2.0 million, respectively.

Stock-based compensation expense recognized in the Condensed Consolidated Statements of Comprehensive Income for the three and six month periods ended November 29, 2014 and November 30, 2013 has been reduced for estimated forfeitures, as it is based on awards ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ. Forfeitures are estimated based on historical experience.

For the six month period ended November 29, 2014, the company issued 226,867 shares of common stock related to the exercise of stock options and 121,985 of common stock related to the vesting of restricted stock units.

For the six month period ended November 30, 2013, the company issued 390,080 shares of common stock related to the exercise of stock options and 93,041 shares of common stock related to the vesting of restricted stock units.

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

Herman Miller Consumer Holdings Stock (HMCH) Option Plan
Certain employees have been granted, as rollover grants from the acquisition of DWR, options to purchase stock of HMCH, a subsidiary of the company, at a price equal to the exercise price of the original DWR stock options. These awards are fully vested and exercisable at the rollover grant date, and expire at the end of the window period that follows the fifth anniversary of the grant date. Certain employees were also granted new options to purchase stock of HMCH at a price not less than the market price of HMCH common stock on the date of grant. For the grants of new options under the award program, options are potentially exercisable between one year and five years from date of grant and expire at the end of the window period that follows the fifth anniversary of the grant date. Vesting is based on the performance of HMCH over a period of five years. Compensation expense is determined based on grant-date fair value and the number of common shares projected to be issued and is recognized over the requisite service period. The company estimates the issuance date fair value of HMCH stock options on the date of grant using the Black-Scholes model.
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

10. INCOME TAXES
The effective tax rates for the three months ended November 29, 2014 and November 30, 2013, were 33.8 percent and 37.6 percent, respectively. The company's United States federal statutory rate is 35 percent. For the six month periods ended November 29, 2014 and November 30, 2013, the effective tax rates were 33.4 percent and 38.7 percent, respectively. The decrease in the rate in the quarter ended November 29, 2014 resulted from a shift in the relative mix of income and loss between the taxing jurisdictions from the prior year primarily due to legacy pension expenses recorded in the prior year.

The company had income tax accruals associated with uncertain tax benefits totaling $1.4 million as of both November 29, 2014 and November 30, 2013.

The company recognizes interest and penalties related to uncertain tax benefits through income tax expense in its Condensed Consolidated Statement of Comprehensive Income. Interest and penalties recognized in the company's Condensed Consolidated Statement of Comprehensive Income were $0.1 million during the six month periods ended November 29, 2014 and November 30, 2013 and were negligible during the three month periods ended November 29, 2014 and November 30, 2013. The company's recorded liability for potential interest and penalties related to uncertain tax benefits totaled $0.7 million and $0.6 million as of November 29, 2014 and November 30, 2013, respectively.

The company is subject to periodic audits by domestic and foreign tax authorities. Currently, the company is undergoing routine periodic audits in both domestic and foreign tax jurisdictions. It is reasonably possible that the amounts of unrecognized tax benefits could change in the next twelve months as a result of the audits. Tax payments related to these audits, if any, are not expected to be material to the company's Condensed Consolidated Statements of Comprehensive Income.

For the majority of tax jurisdictions, the company is no longer subject to state, local, or non-United States income tax examinations by tax authorities for fiscal years before 2011.

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

The following tables set forth financial assets and liabilities measured at fair value in the Condensed Consolidated Balance Sheets and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of November 29, 2014 and May 31, 2014.

(In millions)	Fair Value Measurements
	November 29, 2014	May 31, 2014
Financial Assets	Quoted Prices with Other Observable Inputs (Level 2)	Quoted Prices with Other Observable Inputs (Level 2)
Available-for-sale marketable securities:
Asset-backed securities	$0.3	$0.4
Corporate securities	0.8	1.2
Government obligations	4.9	7.9
Mortgage-backed securities	0.6	1.6
Foreign currency forward contracts	0.4	0.2
Deferred compensation plan	7.2	6.3
Total	$14.2	$17.6

Financial Liabilities
Foreign currency forward contracts	$0.3	$0.1
Total	$0.3	$0.1

The company does not hold any level 3 investments. The following is a summary of the carrying and market values of the company's marketable securities as of the respective dates.

	November 29, 2014
(In millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value
Asset-backed securities	$0.3	$—	$—	$0.3
Corporate securities	0.8	—	—	0.8
Government obligations	4.9	—	—	4.9
Mortgage-backed securities	0.6	—	—	0.6
Total	$6.6	$—	$—	$6.6

	May 31, 2014
(In millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value
Asset-backed securities	$0.4	$—	$—	$0.4
Corporate securities	1.2	—	—	1.2
Government obligations	7.9	—	—	7.9
Mortgage-backed securities	1.6	—	—	1.6
Total	$11.1	$—	$—	$11.1

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

Maturities of debt securities included in marketable securities as of November 29, 2014, are as follows.

(In millions)	Cost	Fair Value
Due within one year	$1.1	$1.1
Due after one year through five years	5.5	5.5
Due after five years through ten years	—	—
Total	$6.6	$6.6

The company views its available-for-sale portfolio as available for use in its current operations. Accordingly, the investments are recorded within Current Assets within the Condensed Consolidated Balance Sheets.

12. COMMITMENTS AND CONTINGENCIES
Product Warranties
The company provides warranty coverage to the end-user for parts and labor on products sold. The standard length of warranty is twelve years for the majority of products sold; however, this varies depending on the product classification. The company does not sell or otherwise issue warranties or warranty extensions as stand-alone products. Reserves have been established for the various costs associated with the company's warranty program and are included in the Condensed Consolidated Balance Sheets under “Accrued warranty.” General warranty reserves are based on historical claims experience and other currently available information. These reserves are adjusted once an issue is identified and the actual cost of correction becomes known or can be estimated.

(In millions)	Three Months Ended		Six Months Ended
	November 29, 2014	November 30, 2013	November 29, 2014	November 30, 2013
Accrual Balance — beginning	$25.7	$24.6	$25.2	$24.8
Accrual for warranty matters	6.2	5.4	12.7	10.3
Settlements and adjustments	(5.9)	(5.2)	(11.9)	(10.3)
Accrual Balance — ending	$26.0	$24.8	$26.0	$24.8

Guarantees
The company is periodically required to provide performance bonds in order to do business with certain customers. These arrangements are common and generally have terms ranging between one and three years. The bonds are required to provide assurance to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies; however, the company is ultimately liable for claims that may occur against them. As of November 29, 2014, the company had a maximum financial exposure related to performance bonds totaling approximately $10.4 million. The company has no history of claims, nor is it aware of circumstances that would require it to pay under any of these arrangements. The company also believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company's financial statements. Accordingly, no liability has been recorded as of November 29, 2014 and May 31, 2014.

The company has entered into standby letter of credit arrangements for purposes of protecting various insurance companies and lessors against default on insurance premium and lease payments. As of November 29, 2014, the company had a maximum financial exposure from these standby letters of credit totaling approximately $10.6 million, all of which is considered usage against the company's revolving credit facility. The company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements, and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company's financial statements. Accordingly, no liability has been recorded as of November 29, 2014 and May 31, 2014.

Contingencies
The company leases a facility in the United Kingdom under an agreement that expired in June 2011, and the company is currently leasing the facility on a month-to-month basis. Under the terms of the lease, the company is required to perform the maintenance and repairs necessary to address the general dilapidation of the facility. The ultimate cost of this provision to the company is dependent on a number of factors including, but not limited to, the future use of the facility by the lessor and whether the company chooses and is permitted to renew the lease term. The company has estimated the cost of these maintenance and repairs to be between $0 million and $3.0 million, depending on the outcome of future plans and negotiations. As a result, an estimated liability of $1.2 million and $1.5 million was recorded under the caption “Other accrued liabilities” in the Condensed Consolidated Balance Sheets as of November 29, 2014, and May 31, 2014, respectively.

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

On July 21, 2014, the company entered into a third amendment and restatement of the syndicated revolving line of credit, which provides the company with up to $250 million in revolving variable interest borrowing capacity and includes an "accordion feature" allowing the company to increase, at its option and subject to the approval of the participating banks, the aggregate borrowing capacity of the facility by $125 million. The facility expires in July 2019 and outstanding borrowings bear interest at rates based on the prime rate, federal funds rate, LIBOR, or negotiated rates as outlined in the agreement. Interest is payable periodically throughout the period if borrowings are outstanding. As of November 29, 2014, the total debt outstanding related to borrowings against this facility was $77.0 million. These borrowings are included within Long-term debt in the Condensed Consolidated Balance Sheet. The total usage against the facility was $87.6 million, of which $10.6 million related to outstanding letters of credit.

During the second quarter of fiscal 2014, the company entered into a revolving line of credit, which provides the company with approximately $5.0 million in revolving variable interest borrowing capacity. The company intends to utilize the revolver, which is denominated in Chinese Renminbi, to meet working capital cash flow needs at its South China operations. The uncommitted facility is subject to changes in bank approval and outstanding borrowings bear interest at rates based on a benchmark lending rate. As of November 29, 2014 and May 31, 2014, there were no borrowings against this facility.

During the second quarter of fiscal 2013, the company entered into a revolving line of credit, which provides the company with approximately $5.0 million in revolving variable interest borrowing capacity. The company intends to utilize the revolver, which is denominated in Chinese Renminbi, to meet working capital cash flow needs at its Ningbo, China operations. The uncommitted facility is subject to changes in bank approval and outstanding borrowings bear interest at rates based on a benchmark lending rate. Each draw on the line of credit is subject to a maximum period of one year and corresponding interest is payable on the maturity date of each draw. As of November 29, 2014 and May 31, 2014, there were no borrowings against this facility.

During the second quarter of fiscal 2012, the company entered into an amendment and restatement of the syndicated revolving line of credit, which provided the company with up to $150 million in revolving variable interest borrowing capacity and included an "accordion feature", which allowed the company to increase, at its option and subject to the approval of the participating banks, the aggregate borrowing capacity of the facility by $75 million. This facility was replaced by the third amendment and restatement that occurred on July 21, 2014. As of May 31, 2014, total usage against this facility was $4.9 million, all of which related to outstanding letters of credit.

14. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table provides an analysis of the changes in accumulated other comprehensive income (loss) for the six months ended November 29, 2014 and November 30, 2013:

	Six Months Ended
(In millions)	November 29, 2014	November 30, 2013
Cumulative translation adjustments at beginning of period	$(11.1)	$(14.0)
Translation adjustments	(5.9)	2.1
Balance at end of period	(17.0)	(11.9)
Pension and other post-retirement benefit plans at beginning of period	(26.8)	(110.3)
Adjustments to pension and other post-retirement benefit plans	—	(2.0)
Reclassification to earnings - cost of sales (net of tax $0.0, $(15.9))	—	27.6
Reclassification to earnings - operating expenses (net of tax $(0.2), $(35.7))	0.9	62.0
Balance at end of period	(25.9)	(22.7)
Total accumulated other comprehensive loss	$(42.9)	$(34.6)

15. RESTRUCTURING AND IMPAIRMENT ACTIVITIES
Due to the acquisition of a manufacturing and distribution operation in Dongguan, China in the second quarter of 2014, Herman Miller decided not to pursue the construction of a new manufacturing and distribution facility on property that it previously acquired in Ningbo,
China. In connection with this decision, the company evaluated the fair value of this property and recorded an asset impairment of $4.0 million during the second quarter of fiscal 2014. This impairment charge was recorded to the "Restructuring and impairment expenses" line item within the Condensed Consolidated Statements of Comprehensive Income. The impairment charge is included within the "Corporate" category within the segment reporting.

16. OPERATING SEGMENTS
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

The company's reportable segments consist of North American Furniture Solutions, ELA ("EMEA, Latin America, and Asia Pacific") Furniture Solutions, Specialty, and Consumer. The North American Furniture Solutions reportable segment includes the operations associated with the design, manufacture, and sale of furniture products for work-related settings, including office, education, and healthcare environments, throughout the United States and Canada. ELA Furniture Solutions includes the operations associated with the design, manufacture, and sale of furniture products, primarily for work-related settings, in the EMEA, Latin America, and Asia-Pacific geographic regions. Specialty includes the operations associated with the design, manufacture, and sale of high-craft furniture products and textiles including Geiger wood products, Maharam textiles, and Herman Miller Collection products. The Consumer segment includes the operations associated with the sale of modern design furnishings and accessories to third party retail distributors, as well as direct to consumer sales through eCommerce and Design Within Reach studios.

The company also reports a “Corporate” category consisting primarily of unallocated corporate expenses including restructuring, impairment, acquisition-related costs, and other unallocated corporate costs.

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

	Three Months Ended		Six Months Ended
(In millions)	November 29, 2014	November 30, 2013	November 29, 2014	November 30, 2013
Net Sales:
North American Furniture Solutions	$315.3	$297.1	$636.4	$615.3
ELA Furniture Solutions	114.3	103.1	209.7	184.7
Specialty	55.4	53.2	110.0	105.2
Consumer	80.4	17.1	119.0	33.4
Corporate	—	—	—	—
Total	$565.4	$470.5	$1,075.1	$938.6

Depreciation and Amortization:
North American Furniture Solutions	$7.0	$7.6	$14.2	$14.7
ELA Furniture Solutions	2.2	1.4	4.4	3.4
Specialty	1.8	1.3	3.5	3.0
Consumer	2.1	0.2	3.0	0.5
Corporate	0.1	—	0.1	—
Total	$13.2	$10.5	$25.2	$21.6

Operating Earnings:
North American Furniture Solutions	$32.3	$(119.0)	$68.5	$(85.0)
ELA Furniture Solutions	10.4	8.2	13.5	8.1
Specialty	2.8	(8.9)	5.7	(7.1)
Consumer	1.5	(1.3)	3.8	2.1
Corporate	(0.3)	(4.2)	(2.6)	(4.2)
Total	$46.7	$(125.2)	$88.9	$(86.1)

Capital Expenditures:
North American Furniture Solutions	$11.5	$10.8	$15.7	$15.3
ELA Furniture Solutions	4.4	1.2	6.3	2.6
Specialty	1.1	1.5	2.2	2.1
Consumer	1.5	—	2.5	—
Corporate	—	—	—	—
Total	$18.5	$13.5	$26.7	$20.0

(In millions)	November 29, 2014	May 31, 2014
Total Assets:
North American Furniture Solutions	$509.0	$457.0
ELA Furniture Solutions	238.4	244.8
Specialty	155.7	157.7
Consumer	219.5	18.8
Corporate	71.3	112.6
Total	$1,193.9	$990.9

Total Goodwill:
North American Furniture Solutions	$135.8	$135.8
ELA Furniture Solutions	42.1	42.6
Specialty	49.8	49.8
Consumer	76.2	—
Corporate	—	—
Total	$303.9	$228.2

17. SUBSEQUENT EVENT
On January 3rd, 2015, $50.0 million of the company’s Series A senior notes became due and payable. This debt was paid through the use of borrowings on the company’s revolving line of credit. As of January 5th, 2015, the total debt outstanding related to borrowings against this facility was $126.2 million and the total usage against the facility was $136.8 million, of which $10.6 million related to outstanding letters of credit.

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

Discussion of Current Business Conditions
During the second quarter of fiscal 2015, we delivered sales, order, and earnings growth, including our twelfth consecutive quarter of organic order growth. Sales and orders for the quarter improved by $95 million and $69 million, respectively, compared to the same period of the prior year. The largest contributors to this growth were our recent acquisition of Design Within Reach ("DWR") and our ELA segment. On a fully diluted basis, earnings per share in the second quarter totaled $0.46, compared to a loss of $1.37 per share in the second quarter of last year. On an adjusted basis, we generated earnings of $0.51(1) per share, an improvement from adjusted earnings per share of $0.42(1) in the second quarter of fiscal 2014.

We advanced a number of important strategic initiatives this past quarter. During the period, we began construction on a new, consolidated manufacturing and distribution facility in the United Kingdom, which we plan to be operational by the third quarter of fiscal 2016. Construction of a new leased manufacturing facility in India is also nearing completion, with operations expected to begin by the start of fiscal 2016.

We also made progress in our efforts to integrate and combine Herman Miller and DWR, and we continue to be impressed by the leadership, direction, and strategy of the business. The studio transformation strategy of DWR was advanced during the quarter with the opening of a large format studio in the Boston area and the closure of two smaller studios in the same market. The results of our Consumer business were dampened by acquisition-related charges stemming from the DWR purchase, but we are excited that these charges are behind us and we believe we are poised to further execute on available cost and operational synergies.

Order growth within our North American reportable segment was slower than anticipated; however, the business generated sales growth of 6.1 percent and a significant improvement in earnings. Operating earnings increased by $151 million and Adjusted EBITDA(1) improved by $6 million compared to the same quarter of the prior year. The slowness of the order pattern within the North American segment was driven by the rollout of our Living Office solutions framework and our new insight-led sales strategy, which has impacted our near term performance as team members continue to learn and master the new approach. Selling capacity issues stemming from open sales positions in the field and delays in bringing our newest products to market have also contributed to the lagging order pace within our North American business. However, we have amplified our focus and resources in support of ameliorating these issues and believe we will have the majority of them behind us in the third quarter.

Our ELA segment delivered growth in sales (10.9 percent), orders (7.7 percent), operating earnings ($2 million), and Adjusted EBITDA(1) ($3 million). The strength of the ELA segment this quarter was centered mainly in the EMEA region, although, we continue to see positive signs and future opportunities for growth in other parts of the globe, particularly within the Asia Pacific region.

Net sales in the second quarter within Herman Miller's Specialty segment totaled $55.4 million, which represented a 4.1 percent increase over sales in the same quarter last year. The increase in sales was bolstered by our Geiger subsidiary, which has capitalized on momentum from its strong showing at the NeoCon trade show in June of this year.

The reported net sales of $80.4 million for the Consumer segment were augmented by the acquisition of DWR. Moreover, we were pleased that the organic sales growth rate, which excludes DWR, was 14.0 percent. Additionally, on a pro-forma basis(2) , the combined Herman Miller consumer and DWR businesses had revenue growth of approximately 12 percent compared to the same quarter last year.
Capital expenditures totaled $26.7 million for the six months ended November 29, 2014, an increase of $6.7 million compared to the same six month period of fiscal 2014. We anticipate our full year capital spending to be between $65.0 million and $70.0 million.

(1) Non-GAAP measurements; see accompanying reconciliations and explanations.

(2) Obtained by comparing the results for the combined DWR and existing Herman Miller consumer business for the current year and prior year three month period ended November 29, 2014.
At the macro level, we believe the overall economic environment is positive for the segments in which we compete. We also believe that our growing global presence, our consumer business and channel, and our expanded product offering in the specialty contract businesses are enabling us to compete in and capture a broader part of the continued economic recovery.

The remaining sections within Item 2 include additional analysis of our three and six months ended November 29, 2014, including discussion of significant variances compared to the prior year periods.

Reconciliation of Non-GAAP Financial Measures
This report contains references to Adjusted gross margin, Adjusted operating expenses, Adjusted operating earnings, Adjusted EBITDA and Adjusted earnings per share – diluted, all of which are non-GAAP financial measures (referred to collectively as the "Adjusted financial measures"). The Adjusted financial measures are calculated by excluding from Gross Margin, Operating expenses, Operating earnings, EBITDA and Earnings per share – diluted items that we believe are not indicative of our ongoing operating performance. Such items consist of expenses associated with restructuring actions taken to adjust our cost structure to the current business climate, transition-related expenses, including amortization and settlement expenses, relating to defined benefit pension plans that we have terminated ("legacy pension expenses"), expenses associated with acquisition-related inventory adjustments, and transaction expenses associated with our acquisition of DWR. The legacy pension expenses include settlements caused by the transition to a defined contribution program and the net periodic benefit expenses associated with the terminated plans, subsequent to September 1, 2012. We present the Adjusted financial measures because we consider them to be important supplemental measures of our performance and believe them to be useful in analyzing ongoing results from operations.
The Adjusted financial measures are not measurements of our financial performance under GAAP and should not be considered an alternative to Gross margin, Operating expenses, Operating earnings and Earnings per share – diluted under GAAP. The Adjusted financial measures have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. In addition, in evaluating the Adjusted financial measures, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. Our presentation of the Adjusted financial measures should not be construed as an indication that our future results will be unaffected by unusual or infrequent items. We compensate for these limitations by providing prominence of our GAAP results and using the Adjusted financial measures only as a supplement.
The following table reconciles Gross margin to Adjusted gross margin for the periods indicated.

	Three Months Ended		Six Months Ended
(Dollars in millions)	November 29, 2014	November 30, 2013	November 29, 2014	November 30, 2013
Gross margin	$205.7	$118.9	$391.3	$288.9
Percentage of net sales	36.4%	25.3%	36.4%	30.8%
Add: Acquisition-related inventory adjustments	4.8	—	7.8	1.4
Add: Legacy pension expenses	—	50.3	—	51.3
Adjusted gross margin	$210.5	$169.2	$399.1	$341.6

Adjusted gross margin as a percentage of net sales	37.2%	36.0%	37.1%	36.4%

The following table reconciles Operating expenses to Adjusted operating expenses for the periods indicated.

	Three Months Ended		Six Months Ended
(Dollars in millions)	November 29, 2014	November 30, 2013	November 29, 2014	November 30, 2013
Operating expenses	$159.0	$244.1	$302.4	$375.0
Percentage of net sales	28.1%	51.9%	28.1%	40.0%
Less: Restructuring and impairment expenses	—	(4.0)	—	(4.0)
Less: Acquisition expenses	(0.2)	—	(2.2)	—
Less: Legacy pension expenses	—	(111.0)	—	(113.1)
Adjusted operating expenses	$158.8	$129.1	$300.2	$257.9

Adjusted operating expenses as a percentage of net sales	28.1%	27.4%	27.9%	27.5%

The following table reconciles Operating earnings to Adjusted operating earnings and Adjusted EBITDA for the periods indicated.

	Three Months Ended		Six Months Ended
(Dollars in millions)	November 29, 2014	November 30, 2013	November 29, 2014	November 30, 2013
Operating earnings (loss)	$46.7	$(125.2)	$88.9	$(86.1)
Percentage of net sales	8.3%	(26.6)%	8.3%	(9.2)%
Add: Restructuring and impairment expenses	—	4.0	—	4.0
Add: Acquisition-related inventory adjustments	4.8	—	7.8	1.4
Add: Acquisition expenses	0.2	—	2.2	—
Add: Legacy pension expenses	—	161.3	—	164.4
Adjusted operating earnings	$51.7	$40.1	$98.9	$83.7
Less: Other, net	0.1	(0.2)	0.1	(0.1)
Add: Depreciation and amortization	13.2	10.5	25.2	21.6
Adjusted EBITDA	64.8	50.8	124.0	105.4

Adjusted operating earnings as a percentage of net sales	9.1%	8.5%	9.2%	8.9%

The following table reconciles Earnings per share – diluted to Adjusted earnings per share – diluted for the periods indicated.

	Three Months Ended		Six Months Ended
	November 29, 2014	November 30, 2013	November 29, 2014	November 30, 2013
Earnings (loss) per share – diluted	$0.46	$(1.37)	$0.88	$(0.99)
Add: Restructuring and impairment expenses	—	0.05	—	0.05
Add: Acquisition-related inventory adjustments	0.05	—	0.08	0.01
Add: Acquisition expenses	—	—	0.02	—
Add: Legacy pension expenses	—	1.74	—	1.77
Adjusted earnings per share – diluted	$0.51	$0.42	$0.98	$0.84

Analysis of Second Quarter Results
The following table presents certain key highlights from the results of operations for the periods indicated.

(In millions, except per share data)	Three Months Ended			Six Months Ended
	November 29, 2014	November 30, 2013	Percent Change	November 29, 2014	November 30, 2013	Percent Change
Net sales	$565.4	$470.5	20.2%	$1,075.1	$938.6	14.5%
Cost of sales	359.7	351.6	2.3%	683.8	649.7	5.2%
Gross margin	205.7	118.9	73.0%	391.3	288.9	35.4%
Operating expenses	159.0	240.1	(33.8)%	302.4	371.0	(18.5)%
Restructuring and impairment expenses	—	4.0	n/a	—	4.0	n/a
Total operating expenses	159.0	244.1	(34.9)%	302.4	375.0	(19.4)%
Operating earnings	46.7	(125.2)	137.3%	88.9	(86.1)	203.3%
Other expenses, net	4.7	4.1	14.6%	9.4	8.7	8.0%
Earnings before income taxes and equity income	42.0	(129.3)	132.5%	79.5	(94.8)	183.9%
Income tax expense	14.2	(48.6)	129.2%	26.6	(36.6)	172.7%
Equity income, net of tax	—	0.1	n/a	0.1	0.1	n/a
Net earnings	$27.8	$(80.6)	134.5%	$53.0	$(58.1)	191.2%
Net earnings attributable to redeemable noncontrolling interests	—	—	n/a	—	—	n/a
Net earnings attributable to Herman Miller, Inc.	$27.8	$(80.6)	134.5%	$53.0	$(58.1)	191.2%

Earnings per share - diluted	$0.46	$(1.37)	133.6%	$0.88	$(0.99)	188.9%
Orders	$572.1	$502.9	13.8%	$1,089.1	$974.1	11.8%
Backlog	$332.5	$307.9	8.0%

The following table presents, for the periods indicated, select components of the company's Condensed Consolidated Statements of Comprehensive Income as a percentage of net sales.

	Three Months Ended		Six Months Ended
	November 29, 2014	November 30, 2013	November 29, 2014	November 30, 2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.6	74.7	63.6	69.2
Gross margin	36.4	25.3	36.4	30.8
Operating expenses	28.1	51.0	28.1	39.5
Restructuring and impairment expenses	—	0.9	—	0.4
Total operating expenses	28.1	51.9	28.1	40.0
Operating earnings	8.3	(26.6)	8.3	(9.2)
Other expenses, net	0.8	0.9	0.9	0.9
Earnings before income taxes and equity income	7.4	(27.5)	7.4	(10.1)
Income tax expense	2.5	(10.3)	2.5	(3.9)
Equity earnings from nonconsolidated affiliates, net of tax	—	—	—	—
Net earnings	4.9	(17.1)	4.9	(6.2)
Net earnings attributable to redeemable noncontrolling interests	—	—	—	—
Net earnings attributable to Herman Miller, Inc.	4.9	(17.1)	4.9	(6.2)

Consolidated Sales
Sales for the fiscal 2015 second quarter and six month period compared to the same periods in fiscal 2014 increased $94.9 million, or 20.2 percent, and $136.5 million, or 14.5 percent, respectively. The increase, for both the three month and six month periods, was primarily attributable to the addition of DWR and growth in sales volumes within the ELA segment. The improvement within ELA was realized mainly in the United

Kingdom and within western and central continental Europe for both the quarter and the six month period ended. Specific to the second quarter, ELA volumes increased due to sales volumes in the Middle East region.

The increase in orders from the United States Federal Government during the first quarter translated to an increase in sales during the second quarter of fiscal 2015 as compared to the same period last year. United States Federal Government sales also improved for the six month period as compared to the same period of the prior year.

The dealer divestitures in the prior year and foreign currency translation both had the impact of decreasing sales for the quarter and the six month period as compared to the same periods of the prior year. The negative impact from foreign currency translation resulted from a general strengthening of the U.S. dollar relative to the majority of functional currencies used by Herman Miller's foreign subsidiaries.

There was no one significant item driving the balance of the increase; but rather, it was caused mainly by the timing of project completion and the conversion of existing backlog into sales within the North American business segment.

The following table presents the quantification of the changes in the fiscal 2015 second quarter net sales for the three and six month periods compared to the same periods in fiscal 2014.

(In millions)	Three Month Period	Six Month Period
Second Quarter Fiscal 2014 Net sales	$470.5	$938.6
Acquisitions and divestitures
DWR acquisition, net of intercompany elimination	61.0	81.0
Dealer divestitures	(2.7)	(5.3)
Impact from foreign currency	(4.6)	(3.6)
Net changes in pricing	5.3	7.0
United States Federal Government volumes	8.2	2.0
EMEA sales volumes	15.6	26.3
Change in sales - general	12.1	29.1
Second Quarter Fiscal 2015 Net sales	$565.4	$1,075.1

Performance versus the Domestic Contract Furniture Industry
We monitor the trade statistics reported by BIFMA, the trade association for the United States domestic office furniture industry, and consider them an indicator of industry-wide sales and order performance in the U.S. BIFMA publishes statistical data for the contract segment within the United States furniture market. The United States contract segment is primarily composed of large to mid-size corporations serviced by a network of dealers. The office supply segment is primarily made up of smaller customers serviced by wholesalers and retailers. We primarily participate, and believe we are a leader in, the contract segment. While comparisons to BIFMA are important, we continue to pursue a strategy of revenue diversification that makes us less reliant on the drivers that impact BIFMA and lessens our dependence on the United States office furniture market.

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

While the sales and order data for our North American reportable segment provide a relative comparison to BIFMA, it is not intended to be an exact comparison. The data we report to BIFMA is consistent with the BIFMA definition of office furniture “consumption.” This definition differs slightly from the categorization we have presented in this report. Notwithstanding this difference, we believe our presentation provides the reader with a relevant comparison.

For the three month period ended November 29, 2014, the company's domestic United States shipments, as defined by BIFMA, increased 4.4 percent, while the company's domestic orders decreased 5.4 percent year-over-year. BIFMA reported an estimated year-over-year increase in shipments of 8.1 percent and an increase in orders of 1.5 percent for the comparable period.

Performance versus the Consumer Furnishings Sector
Similar to BIFMA, we also monitor trade statistics reported by the U.S. Census Bureau, which reports monthly retail sales growth data across a number of retail categories, including Furniture and Home Furnishing Stores. This information provides a relative comparison to our Consumer reportable segment, but is not intended to be an exact comparison. The average monthly year-over-year growth rate in sales for the Furniture and Home Furnishing Stores category for the three month period ended November 30, 2014, was approximately 2 percent. By comparison, organic net sales growth in our Consumer segment, for the three months ended November 29, 2014, was approximately 14 percent.

Consolidated Gross Margin
Consolidated gross margin in the second quarter was 36.4 percent of net sales, an increase of 1,110 basis points from 25.3 percent reported in the second quarter of fiscal 2014. The improvement in gross margin was driven mainly by prior year charges related to the termination of the company's primary domestic defined benefit pension plan, which led to an 890 basis point increase in gross margin in the current quarter. Improved manufacturing leverage within the company's principal United States manufacturing facility drove a 60 basis point improvement for the current quarter as compared to the same period of the prior year. The benefits captured from price increases - net of incremental discounting also increased gross margin for the quarter by 60 basis points. Excluding the impact of acquisition-related inventory adjustments, DWR provided an increase in gross margin of 50 basis points for the quarter. After the effect of acquisition-related inventory adjustments, the DWR impact to gross margin as a percentage of sales was a 30 basis point decrease. The unfavorable impact of increased freight expense also decreased gross margin by 30 basis points. Foreign currency translation also reduced the gross margin percentage by an estimated 30 basis points related to the same quarter last year. The remainder of the change in gross margin for the second quarter of fiscal 2015 was driven primarily by improved production and channel mix.

The second quarter Adjusted gross margin(1) increased 120 basis points to 37.2 percent as compared to an Adjusted gross margin in the second quarter of fiscal 2014 of 36.0 percent. The improvement in the Adjusted gross margin was due to improved manufacturing leverage within the company's principal United States manufacturing facility, price increases - net of incremental discounting, the acquisition of DWR, and improvements in production and channel mix, offset by the negative impact of foreign currency translation.

The following table presents, for the periods indicated, the components of the company's cost of sales as a percentage of net sales.

	Three Months Ended			Six Months Ended
Period Ended	November 29, 2014	November 30, 2013	Change	November 29, 2014	November 30, 2013	Change
Direct materials	42.7%	41.8%	0.9%	42.2%	41.3%	0.9%
Direct labor	5.8	6.3	(0.5)	5.9	6.4	(0.5)
Manufacturing overhead	8.4	20.7	(12.3)	8.9	15.6	(6.7)
Freight and distribution	6.7	5.9	0.8	6.6	5.9	0.7
Cost of sales	63.6%	74.7%	(11.1)%	63.6%	69.2%	(5.6)%

The addition of DWR to the consolidated results of the company has impacted the components of cost of sales as a percentage sales. Because of the nature of DWR, a much higher percentage of its cost of sales is attributable to direct materials and freight and distribution as products are purchased complete. The analysis below includes the impact of DWR on each component of the company's consolidated cost of sales as a percentage of gross margin.

Direct material costs as a percent of net sales, in the second quarter of fiscal 2015, increased 90 basis points as compared to the second quarter of fiscal 2014. The increase in material costs as a percent of net sales was primarily driven by the impact of DWR, which provided an increase of 150 basis points. The DWR increase in the direct material cost percentage related principally to acquisition-related inventory adjustments. This increase was offset by the benefit of price increases - net of incremental discounting (40 basis points), and improved material cost within the ELA segment (20 basis points).
Direct labor was 5.8 percent of net sales for the second quarter of fiscal 2015, a decrease of 50 basis points from the same period last year. This reduction was primarily due to the acquisition of DWR.

Manufacturing overhead was 8.4 percent of net sales for the second quarter of fiscal 2015, a decrease of 1,230 basis points from the second quarter of the prior year. The decrease in manufacturing overhead as a percent of net sales was primarily due to the favorable impact of a reduction in legacy pension expenses and the acquisition of DWR. These factors drove a reduction in the manufacturing overhead percentage of 890 and 110 basis points, respectively, compared to the second quarter of fiscal 2014. Improved manufacturing leverage within the company's principal U.S. manufacturing facilities also provided a 70 basis point decrease in manufacturing overhead. The sale of an owned dealer and lower cost of employee incentives both provided improvement of 10 basis points. The remaining decrease in the manufacturing overhead percentage was due to the favorable impact of changes in the product and channel mix compared to the prior year period.

(1) Non-GAAP measurements; see accompanying reconciliations and explanations.

Freight and distribution expense, as a percentage of sales, was 6.7 percent for the second quarter of fiscal 2015, which is an increase of 80 basis points compared to the prior year. This was driven primarily by the acquisition of DWR, which increased the freight percentage by approximately 70 basis points.

Consolidated gross margin for the fiscal 2015 six month period was 36.4 percent of net sales, an increase of 560 basis points compared to the same period of the prior year. The increase in gross margin as a percent of net sales was primarily due a reduction in legacy pension expenses (480 basis points), improved manufacturing leverage within the company's principal U.S. manufacturing facilities (40 basis points), and the impact of price increases - net of incremental discounting (40 basis points). These increases in gross margin as a percentage of sales were offset by unfavorable freight costs (40 basis points), the acquisition of DWR (20 basis points), and the unfavorable impact of foreign currency translation (20 basis points). The remaining improvement in the gross margin percentage for the six month period was due to favorable product and channel mix.

Operating Expenses and Operating Earnings
Operating expenses for the fiscal 2015 three month and sixth month periods compared to the same periods in fiscal 2014 decreased by $85.1 million and $72.6 million, respectively. The decrease in both periods was mainly caused by pension expenses incurred in the second quarter of fiscal 2014 related to the termination of the primary domestic benefit plans. Also contributing to the decrease in operating expenses was a decrease in employee incentive costs, the impact of dealer divestitures, and the impact of foreign currency translation.

These decreases in operating expenses were offset by increases related to the acquisition of DWR, which increased operating expenses in the three month and sixth month periods of fiscal 2015 by $25.3 million and $33.6 million, respectively. Legal and professional services fees were incurred in relation to the acquisition of DWR. These costs increased operating expenses by $0.2 million for the three month period and $2.2 million for the six month period, as compared to the same periods in the prior fiscal year. The remaining change was related to increases in various other operating expenses, none of which were material individually, compared to the prior year periods.

The following table presents the quantification of the changes in fiscal 2015 operating expenses for the second quarter and six month period compared to the same periods in fiscal 2014.

(In millions)	Three Months	Six Months
Second Quarter Fiscal 2014 Operating expenses	$244.1	$375.0
Selling, general & administrative change
Acquisitions and divestitures
DWR acquisition	25.3	33.6
Dealer divestitures	(0.7)	(1.5)
Legacy pension expenses	(111.0)	(113.1)
Impact from foreign currency	(0.7)	—
Employee incentive costs	(0.3)	(1.3)
Warranty	0.8	2.4
Acquisition-related transaction costs	0.2	2.2
Restructuring and impairment change	(4.0)	(4.0)
Other	5.3	9.1
Second Quarter Fiscal 2015 Operating expenses	$159.0	$302.4

Operating earnings for the three month period of fiscal 2015 were $46.7 million, compared to an operating loss of $125.2 million in the same period of last fiscal year.

Operating earnings for the sixth month period of fiscal 2015 were $88.9 million, compared to an operating loss of $86.1 million in the same period of last fiscal year.

Other Income/Expense and Income Taxes
Other expense of $9.4 million in the first six months of fiscal 2015 was $0.7 million higher compared to the prior year period. The increase in the current period was due primarily to an increase in interest expense related to the amount borrowed to finance the acquisition of DWR.

The effective tax rates for the three months ended November 29, 2014 and November 30, 2013 were 33.8 percent and 37.6 percent, respectively. The effective tax rates for the six months ended November 29, 2014 and November 30, 2013 were 33.4 percent and 38.7 percent, respectively. The decrease in effective tax rate this quarter as compared to the same quarter in the prior year resulted from a shift in the relative mix of income and loss between taxing jurisdictions. This change in mix was driven primarily by legacy pension expenses recorded during the second quarter of fiscal 2014.

Subsequent to the end of the second quarter, the President of the United States signed into law the renewal of the Research and Development tax credit legislation that had expired at the end of calendar year 2013. This legislation will allow the company to take advantage of tax credits on its research and development activities, thereby reducing its effective tax rate in future periods.

Reportable Operating Segments
The business is comprised of various operating segments as defined by generally accepted accounting principles in the United States. These operating segments are determined on the basis of how the company internally reports and evaluates financial information used to make operating decisions. Due to the realignment of our reportable segments during the year, the structure of the segments has changed to those set forth below and prior year results have been revised to reflect these updates. For external reporting purposes, the company has identified the following reportable segments:

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

◦
Consumer — Includes operations associated with the sale of modern design furnishings and accessories to third party retail distributors, as well as direct to consumer sales through eCommerce and Design Within Reach retail studios.

The company also reports a corporate category consisting primarily of, as applicable, unallocated corporate expenses including restructuring, impairment, acquisition-related costs, and other unallocated corporate costs. The current quarter and prior year period segment results are as follows:

	Three Months Ended						Three Months Ended
	11/29/14						11/30/13
	North America	ELA	Specialty	Consumer	Corporate	Total	North America	ELA	Specialty	Consumer	Corporate	Total
Net Sales, as reported	$315.3	$114.3	$55.4	$80.4	$—	$565.4	$297.1	$103.1	$53.2	$17.1	$—	$470.5
% change from PY	6.1%	10.9%	4.1%	370.2%	n/a	20.2%

	Six Months Ended						Six Months Ended
	11/29/14						11/30/13
	North America	ELA	Specialty	Consumer	Corporate	Total	North America	ELA	Specialty	Consumer	Corporate	Total
Net Sales, as reported	$636.4	$209.7	$110.0	$119.0	$—	$1,075.1	$615.3	$184.7	$105.2	$33.4	$—	$938.6
% change from PY	3.4%	13.5%	4.6%	256.3%	n/a	14.5%

	Three Months Ended						Three Months Ended
	11/29/14						11/30/13
	North America	ELA	Specialty	Consumer	Corporate	Total	North America	ELA	Specialty	Consumer	Corporate	Total

Operating Earnings (Loss)	$32.3	$10.4	$2.8	$1.5	$(0.3)	$46.7	$(119.0)	$8.2	$(8.9)	$(1.3)	$(4.2)	$(125.2)
Add: Restructuring / Impairment Expenses	—	—	—	—	—	—	—	—	—	—	4.0	4.0
Add: Acquisition-Related Inventory Adjustments	—	—	—	4.8	—	4.8	—	—	—	—	—	—
Add: Legacy Pension Expenses	—	—	—	—	—	—	144.3	—	11.7	5.3	—	161.3
Acquisition Expenses	—	—	—	—	0.2	0.2	—	—	—	—	—	—
Adjusted Operating Earnings (Loss)	$32.3	$10.4	$2.8	$6.3	$(0.1)	$51.7	$25.3	$8.2	$2.8	$4.0	$(0.2)	$40.1

Less: Other, net	—	—	—	—	0.1	0.1	—	—	—	—	(0.2)	(0.2)
Add: Depreciation and Amortization	7.0	2.2	1.8	2.1	0.1	13.2	7.6	1.4	1.3	0.2	—	10.5
Adjusted EBITDA	$39.3	$12.6	$4.6	$8.4	$(0.1)	$64.8	$32.9	$9.6	$4.1	$4.2	$—	$50.8

	Six Months Ended						Six Months Ended
	11/29/14						11/30/13
	North America	ELA	Specialty	Consumer	Corporate	Total	North America	ELA	Specialty	Consumer	Corporate	Total

Operating Earnings (Loss)	$68.5	$13.5	$5.7	$3.8	$(2.6)	$88.9	$(85.0)	$8.1	$(7.1)	$2.1	$(4.2)	$(86.1)
Add: Restructuring / Impairment Expenses	—	—	—	—	—	—	—	—	—	—	4.0	4.0
Add: Acquisition-Related Inventory Adjustments	—	—	—	7.8	—	7.8	—	—	1.4	—	—	1.4
Add: Legacy Pension Expenses	—	—	—	—	—	—	147.0	—	12.2	5.2	—	164.4
Acquisition Expenses	—	—	—	—	2.2	2.2	—	—	—	—	—	—
Adjusted Operating Earnings	$68.5	$13.5	$5.7	$11.6	$(0.4)	$98.9	$62.0	$8.1	$6.5	$7.3	$(0.2)	$83.7

Less: Other, net	—	—	—	—	0.1	0.1	—	—	—	—	(0.1)	(0.1)
Add: Depreciation and Amortization	14.2	4.4	3.5	3.0	0.1	25.2	14.7	3.4	3.0	0.5	—	21.6
Adjusted EBITDA	$82.7	$17.9	$9.2	$14.6	$(0.4)	$124.0	$76.7	$11.5	$9.5	$7.8	$(0.1)	$105.4

Further information regarding the reportable operating segments can be found in Note 16.

North American Furniture Solutions
Net sales within the North American Furniture Solutions reportable segment ("North America") increased $18.2 million to $315.3 million in the second quarter of fiscal 2015, representing a 6.1 percent increase from the second quarter of last year. Sales to the federal government drove an increase in volume of $8.2 million. Price increases - net of incremental discounting in the current quarter drove an increase in sales of $5.6 million. The current quarter also experienced a $2.7 million decrease in sales due to the divestiture of an owned dealer. The impact of foreign currency decreased the second quarter fiscal 2015 net sales by approximately $1.6 million compared to the same period last year. The rest of the increase in sales for the three month period was driven mainly by the timing of project completion and the conversion of existing backlog into sales.

Year-to-date net sales within North America increased 3.4 percent or $21.1 million to $636.4 million. The six month period of fiscal 2015 experienced a $5.3 million decrease in sales due to divestitures of owned dealers. Price increases - net of incremental discounting drove an increase in sales of $5.9 million for the six month period. The impact of foreign currency decreased sales in the fiscal 2015 six-month period by approximately $2.4 million compared to the same period last year. Increased activity from the U.S. federal government drove an increase in sales of $2.0 million. The rest of the increase in sales for the six month period was driven by higher volumes, the timing of project completions, and the conversion of existing backlog into sales.

Operating earnings for North America in the second quarter of fiscal 2015 were $32.3 million, or 10.2 percent of net sales, compared to an operating loss for the second quarter of fiscal 2014 of $119.0 million or 40.1 percent of net sales. The increase in operating earnings was largely driven by a decrease in legacy pension costs of $144.3 million. The decrease in legacy pension costs was caused by the termination of the company's primary domestic defined benefit pension plans during the second quarter of fiscal 2014. Decreased marketing and selling costs of $0.7 million and decreased employee incentive costs of $1.6 million also contributed to the improvement in operating earnings compared to the second quarter of last year. An increase in freight costs of $1.8 million and the unfavorable impact of foreign currency of $1.1 million, as compared to the second quarter of fiscal 2014, partially offset these factors. The rest of the change related to improved gross margin performance compared to the same quarter last year.

Operating earnings for North America through the first six months of fiscal 2015 increased to $68.5 million, a $153.5 million increase from a loss of $85.0 million for the same period last year. The increase in operating earnings was driven principally by a decrease in legacy pension costs of $147.0 million, a decrease in employee incentive costs of $2.5 million, and a decrease in marketing and selling costs of $3.4 million.

ELA Furniture Solutions
Net sales within the ELA Furniture Solutions reportable segment were $114.3 million in the second quarter, an increase of $11.2 million from the second quarter of fiscal 2014. Net sales improved by approximately $15.6 million relative to the same period in the prior year due to growth in sales volumes within the EMEA region. The impact of foreign currency and incremental discounting decreased the second quarter fiscal 2015 net sales by approximately $2.9 million and $0.3 million, respectively, compared to the same period last year.

Net sales within ELA Furniture Solutions reportable segment increased $25.0 million to $209.7 million for the six month period. Net sales improved by approximately $26.3 million relative to the same period in the prior year due to growth in sales volumes within the EMEA region.

Operating earnings within ELA were $10.4 million for the second quarter of fiscal 2015 as compared to $8.2 million for the second quarter of fiscal 2014. The increase was driven by improved gross margin performance, attributable to the benefit from net price increases, improved profitability within the company's Asia manufacturing operations, and manufacturing leverage from larger sales volumes.

Operating earnings within ELA increased $5.4 million from the previous year to $13.5 million for the six month period. The increase was driven by improved gross margin performance, attributable primarily to increased manufacturing leverage from larger sales volumes and the benefit from net price increases.

Specialty
Net sales for the second quarter within the Specialty reportable segment were $55.4 million compared to $53.2 million in the prior year period. Net sales during the quarter increased primarily due to improved sales volumes of Herman Miller Collection and Geiger wood products, which collectively increased of $3.7 million.

Net sales for the six month period within the Specialty reportable segment were $110.0 million compared to $105.2 million in the prior year period. Net sales during the quarter increased primarily due to improved sales volumes of Herman Miller Collection and Geiger wood products, which collectively increased of $6.2 million.

Operating earnings within Specialty were $2.8 million for the second quarter of fiscal 2015 or 5.1 percent of net sales. This compares to an operating loss of $8.9 million or 16.7 percent of net sales in the same period in the prior fiscal year. The increase in operating earnings for the second quarter related mainly to decreased legacy pension expenses of $11.7 million.

Operating earnings within Specialty were $5.7 million for the six month period of fiscal 2015 as compared to a loss of $7.1 million in the same period of the prior fiscal year. The year to date increase in operating earnings related in-part to decreased legacy pension expenses of $12.2 million. Operating earnings for the six month period also increased due to inventory-related purchase accounting adjustments related to the acquisition of Maharam, which were recognized in the prior year.

Consumer
Net sales for the second quarter within the Consumer reportable segment were $80.4 million compared to $17.1 million in the prior year period. Net sales during the quarter increased by $61.0 million due to the acquisition of DWR, net of intercompany eliminations. The remaining change in net sales was primarily driven by increases in pricing and higher sales volumes within the company's existing consumer wholesale and eCommerce business.

Net sales for the six month period within the Consumer reportable segment were $119.0 million compared to $33.4 million in the prior year period. Net sales during the quarter increased by $81.0 million due to the acquisition of DWR, net of intercompany eliminations.

Operating earnings within the Consumer segment were $1.5 million for the second quarter of fiscal 2015 or 1.9 percent of net sales. This compares to an operating loss of $1.3 million or 7.6 percent of net sales in the same period in the prior fiscal year. The increase in operating earnings for the second quarter related to decreased legacy pension expenses in the amount of $5.3 million. Acquisition-related inventory adjustments related to DWR decreased operating earnings in the current quarter by $4.8 million.

Operating earnings within the Consumer segment were $3.8 million for the six month period of fiscal 2015 as compared to earnings of $2.1 million in the same period of the prior fiscal year. The increase in operating earnings for the six month period of fiscal 2015 related to decreased legacy pension expenses in the amount of $5.2 million. Acquisition-related inventory adjustments decreased operating earnings in the six month period by $7.8 million. The remaining increase in operating earnings was driven by increased margins and operating earnings related to the company's existing consumer wholesale and eCommerce business.

Financial Condition, Liquidity, and Capital Resources
The table below presents certain key cash flow and capital highlights for the periods indicated.

(In millions)	Six Months Ended
	November 29, 2014	November 30, 2013
Cash and cash equivalents, end of period	$64.7	$73.3
Marketable securities, end of period	6.6	11.6
Cash provided by operating activities	80.7	27.5
Cash used in investing activities	(176.5)	(26.3)
Cash used in financing activities	58.5	(10.3)
Capital expenditures	(26.7)	(20.0)
Stock repurchased and retired	(3.2)	(4.1)
Common stock issued	5.7	8.9
Dividends paid	(16.6)	(14.7)
Interest-bearing debt, end of period	327.0	250.0
Available unsecured credit facility, end of period (1)	162.4	142.7
(1) Amounts shown are net of outstanding letters of credit of $10.6 million and $7.3 million as of November 29, 2014 and November 30, 2013, respectively, which are applied against the company's unsecured credit facility.

Cash Flow — Operating Activities
Six Month Period Ended November 29, 2014
Cash generated from operating activities was $80.7 million for the six month period ended November 29, 2014, as compared to $27.5 million in the prior year. This represents an increase of $53.2 million. During this period, changes in working capital balances drove an inflow of cash totaling $1.6 million. The main factors driving the increase in cash from working capital were a decrease in prepaid expenses of $3.0 million and an increase in other accrued liabilities of $7.0 million. These factors more than offset drivers within working capital that decreased cash, such as an increase in inventory of $3.2 million, an increase in accounts receivable of $1.6 million and a decrease in accrued compensation and benefits of $3.7 million.

Six Month Period Ended November 30, 2013
Operating cash flows in the first six months of last fiscal year reflected pension contributions of $48.6 million, net of the related tax benefits. These contributions were made in connection with the termination of the company's primary U.S. defined benefit pension plans.

Changes in working capital during the first six months of fiscal 2014 drove an outflow of cash totaling $5.9 million. The main factors driving the decrease in cash from working capital were an increase in net inventories of $5.1 million, an increase in prepaid assets of $6.2 million, a decrease in accrued compensation and benefits of $7.5 million, and a decrease in taxes payable of $0.9 million. These factors more than offset drivers within working capital that increased cash, such as an increase in other accrued liabilities of $10.9 million and an increase in accounts payable of $3.1 million.

Cash Flow — Investing Activities
Investing activities in the first six months of fiscal 2015 resulted in a net cash outflow of $176.5 million. The largest contributor to this use of cash was the acquisition of DWR, which drove a cash outflow of $154.0 million in the period. The company also purchased $26.7 million of capital assets in fiscal 2015 compared to $20.0 million in the first six months of fiscal 2014. At the end of the second quarter of fiscal 2015, there were outstanding commitments for capital purchases of $11.5 million compared to $10.9 million for the same period in the prior year. The company expects full-year capital purchases to be between $65.0 million and $70.0 million, which will be primarily related to investments in the company's facilities and equipment. This compares to full-year capital spending of $40.8 million in fiscal 2014.

Cash Flow — Financing Activities
Cash inflows from financing activities were $58.5 million for the fiscal 2015 six month period compared to cash outflows of $10.3 million in the first six months of the prior year. Cash inflows from net borrowings on our revolving credit facility were $77.0 million during the six-month period of fiscal 2015. By comparison, we had no borrowing activity on the credit facility during the first half of fiscal 2014. Cash outflows for dividend payments were $16.6 million and $14.7 million for the six month periods of fiscal 2015 and fiscal 2014, respectively. Dividend payments during fiscal 2015 reflected the increased quarterly dividend of $0.14 per share that the company implemented during the third quarter of fiscal 2014. Cash inflows for stock issuances related to employee benefit programs were $5.7 million and $8.9 million during the six month periods of fiscal 2015 and fiscal 2014, respectively.

On July 21, 2014, the company entered into a third amendment and restatement of its syndicated revolving line of credit, which provides the company with up to $250 million in revolving variable interest borrowing capacity and includes an "accordion feature" allowing the company to increase, at its option and subject to the approval of the participating banks, the aggregate borrowing capacity of the facility by $125 million. The facility expires in July 2019 and outstanding borrowings bear interest at rates based on the prime rate, federal funds rate, LIBOR, or negotiated rates as outlined in the agreement. Interest is payable periodically throughout the period if borrowings are outstanding. As of November 29, 2014, total usage against this facility was $87.6 million, of which $10.6 million related to outstanding letters of credit. At the end of the second quarter of fiscal 2015, the availability under this credit facility was $162.4 million. The provisions of the company's outstanding private placement notes and unsecured credit facility require that the company adhere to certain covenant restrictions and maintain certain performance ratios. The company was in compliance with all such restrictions and performance ratios for the second quarter and expects to remain in compliance in the foreseeable future.

Subsequent to the end of the second quarter, the company utilized its available borrowing capacity under its revolving line of credit, to pay off $50 million of Series A senior notes, which matured on January 3, 2015.

At the end of the second quarter of fiscal 2015, the company had cash and cash equivalents of $64.7 million including $51.0 million of cash and cash equivalents held outside the United States. In addition, the company had marketable securities of $6.6 million held by one of its international subsidiaries. The subsidiary holding the company's marketable securities is taxed as a United States taxpayer at the company's election; consequently, for tax purposes, all United States tax impacts for this subsidiary have been recorded. The company currently has no plans to repatriate cash from foreign subsidiaries during fiscal 2015. The company has $6.2 million of cash held outside of the United States for which all United States taxes have been recorded. The company's intent is to permanently reinvest the remainder of the cash outside of the United States. The company's plans do not indicate a need to repatriate these balances to fund United States operations.

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

Variable Interest Entities
On occasion, the company provides financial support to certain independent dealers in the form of term loans, lines of credit, and/or loan guarantees that may represent variable interests in such entities. As of November 29, 2014, the company was not considered to be the primary beneficiary of any such dealer relationships under FASB ASC Topic 810, Consolidation. Accordingly, the company is not required to consolidate the financial statements of any of these entities as of November 29, 2014.

Contingencies
See Note 12 to the condensed consolidated financial statements.

Critical Accounting Policies
The company strives to report financial results clearly and understandably. The company follows accounting principles generally accepted in the United States in preparing its consolidated financial statements, which require certain estimates and judgments that affect the financial position and results of operations for the company. The company continually reviews the accounting policies and financial information disclosures. A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the company's annual report on Form 10-K filing for the year ended May 31, 2014. During the first six months of fiscal 2015, there were no material changes in the accounting policies and assumptions previously disclosed.

New Accounting Standards
See Note 2 to the condensed consolidated financial statements.

Safe Harbor Provisions
Certain statements in this filing are not historical facts but are “forward-looking statements” as defined under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended. Such statements are based on management's beliefs, assumptions, current expectations, estimates and projections about the office furniture industry, the economy and the company itself. Words like “anticipates,” “believes,” “confident,” “estimates,” “expects,” “forecasts,” “likely,” “plans,” “projects,” “should,” variations of such words, and similar expressions identify such forward-looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. These risks include, without limitation, employment and general economic conditions, the pace of economic activity in the United States and in our international markets, the level of anticipated pension expenses, the pace and level of government procurement, the impact of the Affordable Care Act on healthcare markets, the increase in white collar employment, the willingness of customers to undertake capital expenditures, the types of products purchased by customers, competitive pricing pressures, the availability and pricing of raw materials, our reliance on a limited number of suppliers, currency fluctuations, the ability to increase prices to absorb the additional costs of raw materials, the financial strength of our dealers, the financial strength of our customers, the mix of our products purchased by customers, our ability to attract and retain key executives and other qualified employees, our ability to continue to make product innovations, the success of newly introduced products, our ability to obtain targeted margins from new products, our ability to serve all of our markets, possible acquisitions, divestitures or alliances, the outcome of pending litigation or governmental audits or investigations, political risk in the international markets we serve, and other risks identified in our filings with the Securities and Exchange Commission. Therefore, actual results and outcomes may materially differ from what we express or forecast. Furthermore, Herman Miller, Inc. undertakes no obligation to update, amend, or clarify forward-looking statements.

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

In the normal course of business, the company enters into contracts denominated in foreign currencies. The principal foreign currencies in which the company conducts its business are the British pound sterling, European euro, Canadian dollar, Australian dollar, Japanese yen, Mexican peso, Brazilian real, Indian rupee, South African rand, Hong Kong dollar and Chinese renminbi. As of November 29, 2014, fourteen contracts in total were placed to offset various currency exposures. To offset net asset exposure denominated in non-functional currency, nine forward contracts were placed, including forward contracts to sell 5.9 million euros, 0.5 million Australian dollars, 0.7 million Canadian dollars, 16.3 million Hong Kong dollars, 5.0 million South African rand, and 4.1 million United States dollars. Conversely, five contracts were placed to offset the company's net liability exposure denominated in non-functional currency. These five contracts included forward contracts to buy 19.3 million United States dollars, and 0.8 million euros.

As of May 31, 2014, the company had outstanding sixteen forward currency instruments designed to offset either net asset or net liability exposure that was denominated in non-functional currencies. To offset net asset exposure denominated in non-functional currency, eight forward contracts were placed, including forward contracts to sell 10.5 million Hong Kong dollars, 7.7 million euros, 5.4 million United States dollars, 10.0 million South African rand, 1.1 million Canadian dollars, and 0.4 million Australian dollars. Conversely, eight contracts were placed to offset the company's net liability exposure denominated in non-functional currency. These eight contracts included forward contracts to buy 0.5 million British pound sterling, 0.7 million euros and 18.5 million United States dollars.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Under the supervision of, and with the participation of management, the company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 29, 2014, and have concluded that as of that date, the company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
Other than the acquisition of DWR as to which management is in the process of evaluating its impact on the company's internal control over financial reporting, there were no changes in the company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended November 29, 2014, that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

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

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(A) Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during the quarter ended November 29, 2014.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (in millions)
8/31/14 - 9/27/14	387	$30.43	387	$149.1
9/28/14 - 10/25/14	—	$—	—	$149.1
10/26/14 - 11/29/14	64,000	$31.91	64,000	$147.1
Total	64,387		64,387

No repurchase plans expired or were terminated during the second quarter of fiscal 2015, nor do any plans exist under which the company does not intend to make further purchases.

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

HERMAN MILLER, INC.

January 7, 2015	/s/ Brian C. Walker
Brian C. Walker
Chief Executive Officer
(Duly Authorized Signatory for Registrant)

January 7, 2015	/s/ Gregory J. Bylsma
Gregory J. Bylsma
Chief Financial Officer
(Duly Authorized Signatory for Registrant)