Form 10-Q
period 2015-02-28
MILLER HERMAN INC
filed 2015-04-08
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ _ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended February 28, 2015	Commission File No. 001-15141

HERMAN MILLER, INC.

A Michigan Corporation	ID No. 38-0837640

855 East Main Avenue, Zeeland, MI 49464-0302	Phone (616) 654 3000

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
Yes [_] No [ X ]

Common Stock Outstanding at April 6, 2015 - 59,654,160 shares

HERMAN MILLER, INC. FORM 10-Q
FOR THE QUARTER ENDED FEBRUARY 28, 2015

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	February 28, 2015	March 1, 2014	February 28, 2015	March 1, 2014
Net sales	$516.4	$455.9	$1,591.5	$1,394.5
Cost of sales	325.9	293.0	1,009.7	942.7
Gross margin	190.5	162.9	581.8	451.8
Operating expenses:
Selling, general, and administrative	133.0	111.7	400.8	449.6
Restructuring and impairment expenses	1.9	1.1	1.9	5.1
Design and research	18.2	16.0	52.8	49.0
Total operating expenses	153.1	128.8	455.5	503.7
Operating earnings (loss)	37.4	34.1	126.3	(51.9)
Other expenses:
Interest expense	4.4	4.5	13.7	13.3
Other, net	1.0	0.3	1.1	0.3
Earnings (loss) before income taxes and equity income	32.0	29.3	111.5	(65.5)
Income tax expense (benefit)	10.8	9.8	37.3	(26.9)
Equity earnings (loss) from nonconsolidated affiliates, net of tax	—	(0.1)	0.1	(0.1)
Net earnings (loss)	21.2	19.4	74.3	(38.7)
Net earnings attributable to noncontrolling interests	0.2	—	0.2	—
Net earnings (loss) attributable to Herman Miller, Inc.	$21.0	$19.4	$74.1	$(38.7)

Earnings (loss) per share — basic	$0.35	$0.33	$1.25	$(0.66)
Earnings (loss) per share — diluted	$0.35	$0.33	$1.23	$(0.66)
Dividends declared, per share	$0.140	$0.140	$0.420	$0.390

Other comprehensive income, net of tax
Foreign currency translation adjustments	$(3.6)	$0.1	$(9.5)	$2.2
Pension and post-retirement liability adjustments	0.3	0.3	1.2	87.9
Other comprehensive income (loss)	(3.3)	0.4	(8.3)	90.1
Comprehensive income	17.9	19.8	66.0	51.4
Comprehensive income attributable to noncontrolling interests	0.2	—	0.2	—
Comprehensive income attributable to Herman Miller, Inc.	$17.7	$19.8	$65.8	$51.4

See accompanying notes to condensed consolidated financial statements.

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions Except Share Data)
(Unaudited)

	February 28, 2015	May 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$61.8	$101.5
Marketable securities	6.4	11.1
Accounts and notes receivable, net	184.8	204.3
Inventories, net	128.5	78.4
Prepaid expenses and other	78.0	56.5
Total current assets	459.5	451.8
Property and equipment, at cost	849.6	789.2
Less — accumulated depreciation	(614.7)	(594.0)
Net property and equipment	234.9	195.2
Goodwill	303.7	228.2
Indefinite-lived intangibles	96.0	40.9
Other amortizable intangibles, net	54.3	44.2
Other noncurrent assets	44.4	30.6
Total Assets	$1,192.8	$990.9

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$50.0
Accounts payable	141.8	136.9
Accrued compensation and benefits	67.4	65.0
Accrued warranty	26.1	25.2
Other accrued liabilities	90.2	79.0
Total current liabilities	325.5	356.1
Long-term debt	326.0	200.0
Pension and post-retirement benefits	16.0	18.2
Other liabilities	73.3	44.5
Total Liabilities	740.8	618.8
Redeemable noncontrolling interests	27.7	—
Stockholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized, none issued)	—	—
Common stock, $0.20 par value (240,000,000 shares authorized)	11.9	11.9
Additional paid-in capital	133.5	122.4
Retained earnings	326.3	277.4
Accumulated other comprehensive loss	(46.2)	(37.9)
Key executive deferred compensation plans	(1.2)	(1.7)
Total Stockholder's Equity	424.3	372.1
Total Liabilities, Redeemable Noncontrolling Interests, and Stockholders' Equity	$1,192.8	$990.9

See accompanying notes to condensed consolidated financial statements.

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS
(Dollars in Millions)
(Unaudited)

	Nine Months Ended
	February 28, 2015	March 1, 2014
Cash Flows from Operating Activities:
Net earnings (loss)	$74.3	$(38.7)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	38.6	32.3
Stock-based compensation	8.1	8.3
Excess tax benefits from stock-based compensation	(0.7)	(0.9)
Pension and post-retirement expenses	0.7	116.4
Deferred taxes	(2.5)	(46.4)
Gain on sales of property and dealers	—	(0.2)
Restructuring and impairment expenses	1.9	5.1
Other, net	0.7	0.8
(Increase) decrease in current assets	3.2	(20.4)
Increase (decrease) in current liabilities	(13.6)	3.0
Decrease in non-current liabilities	(0.9)	(8.9)
Net Cash Provided by Operating Activities	109.8	50.4

Cash Flows from Investing Activities:
Proceeds from sales of property and dealers	0.3	0.2
Marketable securities purchases	—	(4.6)
Marketable securities sales	4.6	4.3
Acquisitions, net of cash received	(154.0)	(6.7)
Capital expenditures	(43.2)	(32.0)
Other, net	(8.2)	(0.1)
Net Cash Used in Investing Activities	(200.5)	(38.9)

Cash Flows from Financing Activities:
Dividends paid	(24.9)	(22.1)
Proceeds from issuance of long-term debt	622.0	—
Payments of long-term debt	(546.0)	—
Common stock issued	7.2	10.0
Common stock repurchased and retired	(3.3)	(4.3)
Excess tax benefits from stock-based compensation	0.7	0.9
Payment of contingent consideration obligation	—	(1.3)
Purchase of noncontrolling interests	(5.8)	—
Other, net	0.8	0.2
Net Cash Provided by (Used in) Financing Activities	50.7	(16.6)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	0.3	(0.5)
Net Increase (Decrease) in Cash and Cash Equivalents	(39.7)	(5.6)

Cash and Cash Equivalents, Beginning of Period	101.5	82.7
Cash and Cash Equivalents, End of Period	$61.8	$77.1

See accompanying notes to condensed consolidated financial statements.

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY
(Dollars in Millions)
(Unaudited)

	Nine Months Ended
	February 28, 2015	March 1, 2014
REDEEMABLE NONCONTROLLING INTERESTS
Balance at beginning of year	$—	$—
Redeemable noncontrolling interests related to DWR acquisition	25.7	—
Stock-based compensation expense	0.9	—
Sale of redeemable noncontrolling interests	0.1	—
Stock options exercised	0.8	—
Net income attributable to redeemable noncontrolling interests	0.2	—
Redeemable noncontrolling interests	$27.7	$—

STOCKHOLDERS' EQUITY
Preferred Stock
Balance at beginning of year and end of period	$—	$—
Common Stock
Balance at beginning of year	11.9	11.7
Exercise of stock options	—	0.1
Balance at end of period	11.9	11.8
Additional Paid-in Capital
Balance at beginning of year	122.4	102.9
Repurchase and retirement of common stock	(3.3)	(4.2)
Exercise of stock options	5.6	8.5
Stock-based compensation expense	7.2	8.3
Excess tax benefit for stock-based compensation	0.3	0.7
Restricted stock units released	0.2	0.2
Employee stock purchase plan issuances	1.2	1.1
Deferred compensation plan	(0.5)	(0.3)
Directors' fees	0.4	0.3
Balance at end of period	133.5	117.5
Retained Earnings
Balance at beginning of year	277.4	331.1
Net income attributable to Herman Miller, Inc.	74.1	(38.7)
Dividends declared on common stock (per share - 2015: $0.420; 2014; $0.390)	(25.2)	(23.2)
Balance at end of period	326.3	269.2
Accumulated Other Comprehensive Loss
Balance at beginning of year	(37.9)	(124.3)
Other comprehensive income (loss)	(8.3)	90.1
Balance at end of period	(46.2)	(34.2)
Key Executive Deferred Compensation
Balance at beginning of year	(1.7)	(1.9)
Deferred compensation plan	0.5	0.2
Balance at end of period	(1.2)	(1.7)
Noncontrolling Interests
Balance at beginning of year	—	—
Noncontrolling interests related to DWR acquisition	5.8	—
Purchase of noncontrolling interests	(5.8)	—
Balance at end of period	—	—
Total Stockholders' Equity	$424.3	$362.6

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

The accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position of the company as of February 28, 2015. Operating results for the nine months ended February 28, 2015, are not necessarily indicative of the results that may be expected for the year ending May 30, 2015. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the company's Form 10-K filing for the year ended May 31, 2014.

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

Accounting Guidance Issued But Not Adopted as of February 28, 2015
During the first quarter of fiscal 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period." This ASU provides more specificity regarding the treatment of share-based payment awards that require a specific performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. This guidance is effective for annual and interim reporting periods beginning after December 15, 2015. The adoption of this standard is not expected to have a material impact on the consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is the single, comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The core principle of the standard is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual and interim periods beginning on or after December 15, 2016. In April 2015, the FASB decided to defer the effective date of the new revenue standard by one year, resulting in the revenue standard being effective for annual reporting periods beginning after December 15, 2017. Under the proposal, companies would be permitted to early adopt the ASU as of the original effective date (annual periods beginning after December 15, 2016). The proposal to defer will be voted upon after the comment period has concluded. The company is currently evaluating the impact of adopting this guidance.

3. FISCAL YEAR
The company's fiscal year ends on the Saturday closest to May 31. Fiscal 2015, the year ending May 30, 2015, and fiscal 2014, the year ended May 31, 2014, each contain 52 weeks. The third quarters of fiscal 2015 and fiscal 2014 each contained 13 weeks.

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

Valuation as of July 28, 2014
(In millions)	At acquisition date - reported as of August 30, 2014	Measurement Period Adjustments	At acquisition date - reported as of February 28, 2015
Purchase price	$155.0	$0.2	$155.2
Fair value of the assets acquired:
Cash	1.2	—	1.2
Accounts receivable	2.4	(0.2)	2.2
Inventory	47.4	—	47.4
Current deferred tax asset	—	1.7	1.7
Other current assets	5.5	—	5.5
Long term deferred tax asset	3.7	(3.7)	—
Goodwill	74.4	1.8	76.2
Other intangible assets	69.6	(0.3)	69.3
Property	32.0	—	32.0
Other long term assets	2.4	—	2.4
Total assets acquired	238.6	(0.7)	237.9
Fair value of liabilities assumed:
Accounts payable	20.8	—	20.8
Current deferred tax liabilities	0.6	(0.6)	—
Accrued compensation and benefits	1.6	—	1.6
Other accrued liabilities	12.3	(0.1)	12.2
Long term deferred tax liability	16.4	(0.2)	16.2
Other long term liabilities	0.4	—	0.4
Total liabilities assumed	52.1	(0.9)	51.2
Redeemable noncontrolling interests	25.7	—	25.7
Noncontrolling interests	5.8	—	5.8
Net assets acquired	$155.0	$0.2	$155.2

The goodwill stemming from the transaction in the amount of $76.2 million was preliminarily recorded as "Goodwill" in the Condensed Consolidated Balance Sheet and allocated to the Consumer reportable segment. The goodwill recognized is attributable primarily to the assembled workforce and expected synergies from DWR and the total amount of this goodwill is not deductible for tax purposes.

Other intangible assets acquired as a result of the acquisition of DWR were preliminarily valued at $69.3 million. These amounts are reflected in the values presented in the following table:

Intangible Assets Acquired from the DWR Acquisition
(In millions)	Fair Value	Useful Life
Trade Names and Trademarks	$55.1	Indefinite
Exclusive Distribution Agreements	0.2	1.5 years
Customer Relationships	12.8	10 - 16 years
Product Development Designs	1.2	7 years
Total Intangible Assets Acquired	$69.3

The following table provides net sales and results of operations from DWR included in the company’s results since the July 28, 2014 acquisition.

DWR Results of Operations
	Three Months Ended	Nine Months Ended
(In millions)	February 28, 2015	February 28, 2015
DWR Net sales	$59.5	$147.9
Intercompany sales elimination	(7.0)	(14.4)
Net sales impact to Herman Miller, Inc.	$52.5	$133.5

Net loss	$(0.5)	$(4.3)

DWR acquisition-related expenses were $2.2 million for the nine-month period ended February 28, 2015. These expenses included legal and professional services fees.

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

Divestitures
During the third quarter of fiscal 2014, the company completed the sale of one wholly-owned contract furniture dealership in Montreal, Canada. The effect of this transaction on the company's consolidated financial statements was not material. The company also completed the sale of one wholly-owned contract furniture dealership in Oregon and one wholly-owned contract furniture dealership in Arkansas during the first quarter and second quarter of fiscal 2014, respectively. The effects of these transactions on the company's consolidated financial statements were also not material.

5. INVENTORIES, NET

(In millions)	February 28, 2015	May 31, 2014
Finished goods	$104.8	$58.2
Raw materials	23.7	20.2
Total	$128.5	$78.4

Inventories are valued at the lower of cost or market and include material, labor, and overhead. The inventories of the majority of domestic manufacturing subsidiaries are valued using the last-in, first-out method ("LIFO"). The inventories of all other subsidiaries are valued using the first-in, first-out method ("FIFO").

6. GOODWILL AND INDEFINITE-LIVED INTANGIBLES
Goodwill and other indefinite-lived intangible assets included in the Condensed Consolidated Balance Sheets consisted of the following as of February 28, 2015 and May 31, 2014:

(In millions)	Goodwill	Indefinite-lived Intangible Assets	Total Goodwill and Indefinite-lived Intangible Assets
May 31, 2014	$228.2	$40.9	$269.1
Foreign currency translation adjustments	(0.7)	—	(0.7)
DWR acquisition	76.2	55.1	131.3
February 28, 2015	$303.7	$96.0	$399.7

7. EMPLOYEE BENEFIT PLANS
Pension Plans and Post-Retirement Medical Insurance
During the second quarter of fiscal 2014, the company settled the remaining obligations associated with its primary domestic defined benefit pension plans. Plan participants received vested benefits from the plan assets by electing a lump sum distribution, a roll-over contribution to other 401(k) or individual retirement plans, or an annuity contract with a qualifying third-party provider. These payments resulted in the settlement of the primary domestic defined benefit pension plans, thus relieving the company of any further obligation.
Components of Net Periodic Benefit Costs

(In millions)	Three Months Ended
	Pension Benefits		Other Post-Retirement Benefits
	February 28, 2015	March 1, 2014	February 28, 2015	March 1, 2014
Domestic:
Interest cost	$—	$—	$0.1	$0.1
Expected return on plan assets	—	—	—	—
Net amortization loss	—	—	—	—
Settlement loss recognized	—	—	—	—
Net periodic benefit cost	$—	$—	$0.1	$0.1

International:
Interest cost	$1.2	$1.0
Expected return on plan assets	(1.5)	(1.2)
Net amortization loss	0.5	0.4
Net periodic benefit cost	$0.2	$0.2

	Nine Months Ended
	Pension Benefits		Other Post-Retirement Benefits
	February 28, 2015	March 1, 2014	February 28, 2015	March 1, 2014
Domestic:
Interest cost	$—	$5.2	$0.2	$0.2
Expected return on plan assets	—	(3.8)	—	—
Net amortization loss	—	4.8	—	—
Settlement loss recognized	—	158.2	—	—
Net periodic benefit cost	$—	$164.4	$0.2	$0.2

International:
Interest cost	$3.5	$3.0
Expected return on plan assets	(4.5)	(3.6)
Net amortization loss	1.5	1.2
Net periodic benefit cost	$0.5	$0.6

8. EARNINGS PER SHARE
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS).

	Three Months Ended		Nine Months Ended
	February 28, 2015	March 1, 2014	February 28, 2015	March 1, 2014
Numerators:
Numerator for both basic and diluted EPS, net earnings - in millions	$21.0	$19.4	$74.1	$(38.7)

Denominators:
Denominator for basic EPS, weighted-average common shares outstanding	59,550,289	59,014,789	59,430,575	58,888,514
Potentially dilutive shares resulting from stock plans	547,900	638,628	566,292	—
Denominator for diluted EPS	60,098,189	59,653,417	59,996,867	58,888,514
Antidilutive equity awards not included in weighted-average common shares - diluted	676,405	780,800	703,364	2,782,663

The total antidilutive equity awards not included in the weighted-average common shares for the third quarters of fiscal 2015 and fiscal 2014 were 676,405 shares and 780,800 shares, respectively. Included within these amounts were options to purchase 676,405 shares and 765,448 shares, respectively.

For the nine months ended February 28, 2015 and March 1, 2014, the total antidilutive equity shares not included in the weighted-average common shares were 703,364 shares and 2,782,663 shares, respectively. Included within these amounts were options to purchase 703,364 shares and 2,134,500 shares, respectively.

The company has certain share-based payment awards that meet the definition of participating securities. The company has evaluated the impact on EPS of all participating securities under the two-class method, noting the impact on EPS was immaterial.

9. STOCK-BASED COMPENSATION
The company's stock-based compensation expense for the three month periods ended February 28, 2015 and March 1, 2014 was $2.4 million and $2.7 million, respectively. The related income tax effect for the three month periods ended February 28, 2015 and March 1, 2014 was $0.8 million and $1.0 million, respectively. For the nine months ended February 28, 2015 and March 1, 2014, compensation costs were $8.1 million and $8.3 million, respectively. The related income tax effect for the respective nine month periods was $2.9 million and $3.0 million, respectively.

Stock-based compensation expense recognized in the Condensed Consolidated Statements of Comprehensive Income for the three and nine month periods ended February 28, 2015 and March 1, 2014 has been reduced for estimated forfeitures, as it is based on awards ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ. Forfeitures are estimated based on historical experience.

For the nine month period ended February 28, 2015, the company issued 258,927 shares of common stock related to the exercise of stock options and 130,144 of common stock related to the vesting of restricted stock units.

For the nine month period ended March 1, 2014, the company issued 412,541 shares of common stock related to the exercise of stock options and 108,947 shares of common stock related to the vesting of restricted stock units.

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
Certain employees were also granted new options to purchase stock of HMCH at a price not less than the market price of HMCH common stock on the date of grant. For the grants of new options under the award program, options are potentially exercisable between one year and five years from date of grant and expire at the end of the window period that follows the fifth anniversary of the grant date. Vesting is based on the performance of HMCH over a period of five years. Compensation expense is determined based on grant-date fair value and the number of common shares of HMCH projected to be issued and is recognized over the requisite service period. The company estimates the issuance date fair value of HMCH stock options on the date of grant using the Black-Scholes model.
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

Restricted Stock Units
The company grants restricted stock units to certain key employees. The awards generally cliff-vest after a three or five-year service period, with prorated vesting under certain circumstances and full or partial accelerated vesting upon retirement. Each restricted stock unit represents one equivalent share of the company's common stock to be issued, free of restrictions, after the vesting period. The compensation expense for these awards is based on the closing stock price on the date of grant. Compensation expense related to these awards is recognized over the requisite service period. Dividend equivalent awards are credited quarterly. The units do not entitle participants to the rights of shareholders of common stock, such as voting rights, until shares are issued after the vesting period.

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

10. INCOME TAXES
The effective tax rates for the three months ended February 28, 2015 and March 1, 2014, were 33.6 percent and 33.3 percent, respectively. The company's United States federal statutory rate is 35 percent. For the nine month periods ended February 28, 2015 and March 1, 2014, the effective tax rates were 33.5 percent and 41.1 percent, respectively. The decrease in the rate during the nine month period ended February 28, 2015 resulted from a shift in the relative mix of income and loss between the taxing jurisdictions from the prior year primarily due to legacy pension expenses recorded in the prior year.

The company had income tax accruals associated with uncertain tax benefits totaling $1.5 million and $1.7 million as of February 28, 2015 and March 1, 2014, respectively.

The company recognizes interest and penalties related to uncertain tax benefits through income tax expense in its Condensed Consolidated Statement of Comprehensive Income. Interest and penalties recognized in the company's Condensed Consolidated Statement of Comprehensive Income were $0.2 million for the three month period and $0.3 million for the nine month period ended February 28, 2015. Interest and penalties recognized in the company's Condensed Consolidated Statement of Comprehensive Income were negligible for the three and nine month periods ended March 1, 2014. The company's recorded liability for potential interest and penalties related to uncertain tax benefits totaled $0.9 million and $0.7 million as of February 28, 2015 and March 1, 2014, respectively.

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

The following tables set forth financial assets and liabilities measured at fair value in the Condensed Consolidated Balance Sheets and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of February 28, 2015 and May 31, 2014.

(In millions)	Fair Value Measurements
	February 28, 2015	May 31, 2014
Financial Assets	Quoted Prices with Other Observable Inputs (Level 2)	Quoted Prices with Other Observable Inputs (Level 2)
Available-for-sale marketable securities:
Asset-backed securities	$0.3	$0.4
Corporate securities	0.7	1.2
Government obligations	4.9	7.9
Mortgage-backed securities	0.5	1.6
Foreign currency forward contracts	0.6	0.2
Deferred compensation plan	7.6	6.3
Total	$14.6	$17.6

Financial Liabilities
Foreign currency forward contracts	$0.5	$0.1
Total	$0.5	$0.1

The company does not hold any level 3 investments. The following is a summary of the carrying and market values of the company's marketable securities as of the respective dates.

	February 28, 2015
(In millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value
Asset-backed securities	$0.3	$—	$—	$0.3
Corporate securities	0.7	—	—	0.7
Government obligations	4.9	—	—	4.9
Mortgage-backed securities	0.5	—	—	0.5
Total	$6.4	$—	$—	$6.4

	May 31, 2014
(In millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value
Asset-backed securities	$0.4	$—	$—	$0.4
Corporate securities	1.2	—	—	1.2
Government obligations	7.9	—	—	7.9
Mortgage-backed securities	1.6	—	—	1.6
Total	$11.1	$—	$—	$11.1

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

Maturities of debt securities included in marketable securities as of February 28, 2015, are as follows.

(In millions)	Cost	Fair Value
Due within one year	$2.7	$2.7
Due after one year through five years	3.6	3.6
Due after five years through ten years	—	—
Due after more than ten years	0.1	0.1
Total	$6.4	$6.4

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

(In millions)	Three Months Ended		Nine Months Ended
	February 28, 2015	March 1, 2014	February 28, 2015	March 1, 2014
Accrual Balance — beginning	$26.0	$24.8	$25.2	$24.8
Accrual for warranty matters	5.4	5.1	18.1	15.4
Settlements and adjustments	(5.3)	(4.5)	(17.2)	(14.8)
Accrual Balance — ending	$26.1	$25.4	$26.1	$25.4

Guarantees
The company is periodically required to provide performance bonds in order to do business with certain customers. These arrangements are common and generally have terms ranging between one and three years. The bonds are required to provide assurance to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies; however, the company is ultimately liable for claims that may occur against them. As of February 28, 2015, the company had a maximum financial exposure related to performance bonds totaling approximately $9.1 million. The company has no history of claims, nor is it aware of circumstances that would require it to pay, under any of these arrangements. The company also believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company's financial statements. Accordingly, no liability has been recorded in respect to these bonds as of February 28, 2015 and May 31, 2014.

The company has entered into standby letter of credit arrangements for purposes of protecting various insurance companies and lessors against default on insurance premium and lease payments. As of February 28, 2015, the company had a maximum financial exposure from these standby letters of credit totaling approximately $8.3 million, all of which is considered usage against the company's revolving credit facility. The company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements, and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company's financial statements. Accordingly, no liability has been recorded in respect of these arrangements as of February 28, 2015 and May 31, 2014.

Contingencies
The company leases a facility in the United Kingdom under an agreement that expired in June 2011, and the company is currently leasing the facility on a month-to-month basis. Under the terms of the lease, the company is required to perform the maintenance and repairs necessary to address the general dilapidation of the facility. The ultimate cost of this provision to the company is dependent on a number of factors including, but not limited to, the future use of the facility by the lessor and whether the company chooses and is permitted to renew the lease term. The company has estimated the cost of these maintenance and repairs to be between $0 million and $3.0 million, depending on the outcome of future plans and negotiations. As a result, an estimated liability of $1.2 million and $1.5 million was recorded under the caption “Other accrued liabilities” in the Condensed Consolidated Balance Sheets as of February 28, 2015, and May 31, 2014, respectively.

The company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the company's consolidated financial statements.

13. DEBT
On January 3, 2015, $50.0 million of the company’s Series A senior notes became due and payable. This debt was paid through the use of borrowings on the company’s revolving line of credit.

On July 21, 2014, the company entered into a third amendment and restatement of its syndicated revolving line of credit, which provides the company with up to $250 million in revolving variable interest borrowing capacity and includes an "accordion feature" allowing the company to increase, at its option and subject to the approval of the participating banks, the aggregate borrowing capacity of the facility by $125 million. The facility expires in July 2019 and outstanding borrowings bear interest at rates based on the prime rate, federal funds rate, LIBOR, or negotiated rates as outlined in the agreement. Interest is payable periodically throughout the period if borrowings are outstanding. As of February 28, 2015, the total debt outstanding related to borrowings against this facility was $126.0 million. These borrowings are included within Long-term debt in the Condensed Consolidated Balance Sheet. As of that date, the total usage against the facility was $134.3 million, of which $8.3 million related to outstanding letters of credit.

During the second quarter of fiscal 2014, the company entered into a revolving line of credit, which provides the company with approximately $5.0 million in revolving variable interest borrowing capacity. The company intends to utilize the revolver, which is denominated in Chinese Renminbi, to meet working capital cash flow needs at its South China operations. The uncommitted facility is subject to changes in bank approval and outstanding borrowings bear interest at rates based on a benchmark lending rate. As of February 28, 2015 and May 31, 2014, there were no borrowings against this facility.

During the second quarter of fiscal 2013, the company entered into a revolving line of credit, which provides the company with approximately $5.0 million in revolving variable interest borrowing capacity. The company intends to utilize the revolver, which is denominated in Chinese Renminbi, to meet working capital cash flow needs at its Ningbo, China operations. The uncommitted facility is subject to changes in bank approval and outstanding borrowings bear interest at rates based on a benchmark lending rate. Each draw on the line of credit is subject to a maximum period of one year and corresponding interest is payable on the maturity date of each draw. As of February 28, 2015 and May 31, 2014, there were no borrowings against this facility.

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

14. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table provides an analysis of the changes in accumulated other comprehensive income (loss) for the nine months ended February 28, 2015 and March 1, 2014:

	Nine Months Ended
(In millions)	February 28, 2015	March 1, 2014
Cumulative translation adjustments at beginning of period	$(11.1)	$(14.0)
Translation adjustments	(9.5)	2.2
Balance at end of period	(20.6)	(11.8)
Pension and other post-retirement benefit plans at beginning of period	(26.8)	(110.3)
Adjustments to pension and other post-retirement benefit plans	—	(2.0)
Reclassification to earnings - cost of sales (net of tax $0.0, $(15.9))	—	27.6
Reclassification to earnings - operating expenses (net of tax $(0.3), $(35.7))	1.2	62.3
Balance at end of period	(25.6)	(22.4)
Total accumulated other comprehensive loss	$(46.2)	$(34.2)

15. RESTRUCTURING AND IMPAIRMENT ACTIVITIES
During the third quarter of fiscal 2015 the company announced restructuring actions involving targeted workforce reductions within the North American segment. These actions resulted in the recognition of restructuring expenses related to severance and outplacement costs totaling $1.9 million during the quarter.

During the third quarter of fiscal 2014 the company recognized restructuring expenses of $1.1 million. This restructuring charge was related to actions taken to improve the efficiency of the North American sales and distribution channel and Geiger manufacturing operations. These actions focused primarily on targeted workforce reductions.

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

The company's reportable segments consist of North American Furniture Solutions, ELA ("EMEA, Latin America, and Asia Pacific") Furniture Solutions, Specialty, and Consumer. The North American Furniture Solutions reportable segment includes the operations associated with the design, manufacture, and sale of furniture products for work-related settings, including office, education, and healthcare environments, throughout the United States and Canada. ELA Furniture Solutions includes the operations associated with the design, manufacture, and sale of furniture products, primarily for work-related settings, in the EMEA, Latin America, and Asia-Pacific geographic regions. Specialty includes the operations associated with the design, manufacture, and sale of high-craft furniture products and textiles including Geiger wood products, Maharam textiles, and Herman Miller Collection products. The Consumer segment includes the operations associated with the sale of modern design furnishings and accessories to third party retail distributors, as well as direct to consumer sales through eCommerce and DWR studios.

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

	Three Months Ended		Nine Months Ended
(In millions)	February 28, 2015	March 1, 2014	February 28, 2015	March 1, 2014
Net Sales:
North American Furniture Solutions	$296.0	$293.9	$932.4	$909.2
ELA Furniture Solutions	97.3	97.9	307.0	282.6
Specialty	50.5	47.5	160.5	152.7
Consumer	72.6	16.6	191.6	50.0
Corporate	—	—	—	—
Total	$516.4	$455.9	$1,591.5	$1,394.5

Depreciation and Amortization:
North American Furniture Solutions	$7.2	$7.0	$21.4	$20.8
ELA Furniture Solutions	1.9	1.8	6.3	5.7
Specialty	1.9	1.6	5.4	4.9
Consumer	2.3	0.3	5.3	0.9
Corporate	0.1	—	0.2	—
Total	$13.4	$10.7	$38.6	$32.3

Operating Earnings (Loss):
North American Furniture Solutions	$26.7	$26.7	$95.2	$(58.3)
ELA Furniture Solutions	6.2	4.7	19.7	12.9
Specialty	1.9	(0.2)	7.6	(7.3)
Consumer	4.6	3.8	8.4	5.9
Corporate	(2.0)	(0.9)	(4.6)	(5.1)
Total	$37.4	$34.1	$126.3	$(51.9)

Capital Expenditures:
North American Furniture Solutions	$8.0	$7.1	$23.7	$22.3
ELA Furniture Solutions	7.3	3.0	13.6	5.6
Specialty	0.6	1.9	2.8	4.1
Consumer	0.6	—	3.1	—
Corporate	—	—	—	—
Total	$16.5	$12.0	$43.2	$32.0

(In millions)	February 28, 2015	May 31, 2014
Total Assets:
North American Furniture Solutions	$512.9	$457.0
ELA Furniture Solutions	236.2	244.8
Specialty	154.1	157.7
Consumer	221.4	18.8
Corporate	68.2	112.6
Total	$1,192.8	$990.9

Total Goodwill:
North American Furniture Solutions	$135.8	$135.8
ELA Furniture Solutions	41.9	42.6
Specialty	49.8	49.8
Consumer	76.2	—
Corporate	—	—
Total	$303.7	$228.2

17. SUBSEQUENT EVENTS
Sale of Land in Ningbo, China
On March 12, 2015, the company entered into an agreement for the sale of land in Ningbo, China. For the third quarter of fiscal 2015, this land qualified to be classified as an Asset Held for Sale. Accordingly, during the third quarter of fiscal 2015 the land was written down to its fair value, less estimated selling expenses, to an amount of $4.2 million and is now classified as a current asset and has been included within "prepaid expenses and other" on the Consolidated Balance Sheet for the period ended February 28, 2015. Impairment recorded during the period was not material.

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

Discussion of Current Business Conditions
During the third quarter of fiscal 2015, we reported sales of $516.4 million, an increase of 13.3 percent as compared to the prior year. Gross margin improved 120 basis points, due mainly to the acquisition of DWR, increases in net pricing, and operational improvements within our Specialty and ELA segments. We were pleased to deliver year over year growth in sales and gross margin, in spite of the significant currency headwinds resulting from continued strengthening of the U.S. Dollar against other major currencies.

Diluted earnings per share totaled $0.35, an increase of 6.1 percent compared to the prior year. Excluding the impact of restructuring charges incurred during the quarter, earnings were $0.37(1) per share, an increase of 8.8 percent from the prior year.

The improvement in earnings was bolstered by continued growth in our Specialty, Consumer, and ELA segments, all three posted earnings expansion over last year's third quarter level. While we were excited by the continued strength of these segments, order rates within our North American segment again lagged our expectations this quarter. In response to this, we have taken several steps aimed at improving our project win-rates and improving our overall market competitiveness within the North American contract market. To that end, we have completed or are in the process of completing the following:

•	Filled open sales positions to increase overall selling capacity and market coverage

•	Accelerated new product introductions

•	Reset showrooms in key markets to ensure they reflect our most current product and design solutions

•	Increased focus on competing successfully on small and medium-sized project opportunities

•	Realigned the leadership structure of our Sales and Operations teams in the North American business

We believe we have a clear understanding of the issues that have impacted the North American segment and we are addressing them with a sense of urgency. We believe we have the right strategy, leadership, and processes in place to improve our competitive position in the North American contract industry.

As previously mentioned, the Specialty and Consumer segments continued to produce growth, which we believe evidences the progress of our SHIFT strategy, as we continue to build a lifestyle brand that serves customers in multiple settings. The Specialty segment achieved growth in sales ($3.0 million), operating earnings ($2.1 million), and Adjusted EBITDA ($2.4 million(1)).

Our Consumer segment also saw growth in sales ($56.0 million), operating earnings ($0.8 million), and Adjusted EBITDA ($2.8 million(1)). The majority of this growth was related to the acquisition of DWR ($52.5 million), but we were pleased to see organic revenue growth ($3.6 million), which adjusts for the impact of acquisitions, divestitures and foreign currency translation, related to the legacy consumer wholesale and eCommerce business as well. The integration of DWR continues, and we are making progress toward our exclusive product goals, which includes introducing more DWR exclusives and increasing the mix of Herman Miller brand products sold through DWR, while also expanding our e-Commerce business.

Sales attributable to our ELA segment were down slightly ($0.6 million), from the same quarter last year, but excluding the negative impact of foreign currency, ELA delivered growth of 5.5 percent. This organic growth was led by increased sales in the Asia-Pacific region, primarily Australia and India, and continued growth in project activity in the EMEA region.

Capital expenditures totaled $43.2 million for the nine months ended February 28, 2015, an increase of $11.2 million compared to the same nine month period of fiscal 2014. The increase was mostly attributable to the construction of our new consolidated manufacturing and distribution facility in the United Kingdom. We anticipate our full year capital spending to be between $65.0 million and $70.0 million.

In light of the most recent BIFMA forecast, including the activity related to its underlying leading indicators, such as service sector employment, non-residential construction forecasts, and ABI trends, we believe that the economic environment is supportive of near-term growth within the North American contract market.

The remaining sections within Item 2 include additional analysis of our three and nine months ended February 28, 2015, including discussion of significant variances compared to the prior year periods.

(1) Non-GAAP measurements; see accompanying reconciliations and explanations.

Reconciliation of Non-GAAP Financial Measures
This report contains references to Adjusted gross margin, Adjusted operating expenses, Adjusted operating earnings, Adjusted EBITDA and Adjusted earnings per share – diluted, all of which are non-GAAP financial measures (referred to collectively as the "Adjusted financial measures"). The Adjusted financial measures are calculated by excluding from Gross Margin, Operating expenses, Operating earnings, and Earnings per share – diluted items that we believe are not indicative of our ongoing operating performance. Such items consist of expenses associated with restructuring actions taken to adjust our cost structure to the current business climate, transition-related expenses, including amortization and settlement expenses, relating to defined benefit pension plans that we have terminated ("legacy pension expenses"), expenses associated with acquisition-related inventory adjustments, and transaction expenses associated with our acquisition of DWR. The legacy pension expenses include settlements caused by the transition to a defined contribution program and the net periodic benefit expenses associated with the terminated plans, subsequent to September 1, 2012. Adjusted EBITDA is calculated by excluding depreciation, amortization and other net income or expense from Adjusted Operating Earnings. We present the Adjusted financial measures because we consider them to be important supplemental measures of our performance and believe them to be useful in analyzing ongoing results from operations.
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
The following table reconciles Gross margin to Adjusted gross margin for the periods indicated.

	Three Months Ended		Nine Months Ended
(Dollars in millions)	February 28, 2015	March 1, 2014	February 28, 2015	March 1, 2014
Gross margin	$190.5	$162.9	$581.8	$451.8
Percentage of net sales	36.9%	35.7%	36.6%	32.4%
Add: Acquisition-related inventory adjustments	—	—	7.8	1.4
Add: Legacy pension expenses	—	—	—	51.3
Adjusted gross margin	$190.5	$162.9	$589.6	$504.5

Adjusted gross margin as a percentage of net sales	36.9%	35.7%	37.0%	36.2%

The following table reconciles Operating expenses to Adjusted operating expenses for the periods indicated.

	Three Months Ended		Nine Months Ended
(Dollars in millions)	February 28, 2015	March 1, 2014	February 28, 2015	March 1, 2014
Operating expenses	$153.1	$128.8	$455.5	$503.7
Percentage of net sales	29.6%	28.3%	28.6%	36.1%
Less: Restructuring and impairment expenses	(1.9)	(1.1)	(1.9)	(5.1)
Less: Acquisition expenses	—	—	(2.2)	—
Less: Legacy pension expenses	—	—	—	(113.1)
Adjusted operating expenses	$151.2	$127.7	$451.4	$385.5

Adjusted operating expenses as a percentage of net sales	29.3%	28.0%	28.4%	27.6%

The following table reconciles Operating earnings to Adjusted operating earnings and Adjusted EBITDA for the periods indicated.

	Three Months Ended		Nine Months Ended
(Dollars in millions)	February 28, 2015	March 1, 2014	February 28, 2015	March 1, 2014
Operating earnings (loss)	$37.4	$34.1	$126.3	$(51.9)
Percentage of net sales	7.2%	7.5%	7.9%	(3.7)%
Add: Restructuring and impairment expenses	1.9	1.1	1.9	5.1
Add: Acquisition-related inventory adjustments	—	—	7.8	1.4
Add: Acquisition expenses	—	—	2.2	—
Add: Legacy pension expenses	—	—	—	164.4
Adjusted operating earnings	$39.3	$35.2	$138.2	$119.0
Less: Other, net	1.0	0.4	1.1	0.3
Add: Depreciation and amortization	13.4	10.7	38.6	32.3
Adjusted EBITDA	$51.7	$45.5	$175.7	$151.0

Adjusted operating earnings as a percentage of net sales	7.6%	7.7%	8.7%	8.5%

The following table reconciles Earnings per share – diluted to Adjusted earnings per share – diluted for the periods indicated.

	Three Months Ended		Nine Months Ended
	February 28, 2015	March 1, 2014	February 28, 2015	March 1, 2014
Earnings (loss) per share – diluted	$0.35	$0.33	$1.23	$(0.66)
Add: Restructuring and impairment expenses	0.02	0.01	0.02	0.07
Add: Acquisition-related inventory adjustments	—	—	0.08	0.01
Add: Acquisition expenses	—	—	0.02	—
Add: Legacy pension expenses	—	—	—	1.76
Adjusted earnings per share – diluted	$0.37	$0.34	$1.35	$1.18

Analysis of Third Quarter Results
The following table presents certain key highlights from the results of operations for the periods indicated.

(In millions, except per share data)	Three Months Ended			Nine Months Ended
	February 28, 2015	March 1, 2014	Percent Change	February 28, 2015	March 1, 2014	Percent Change
Net sales	$516.4	$455.9	13.3%	$1,591.5	$1,394.5	14.1%
Cost of sales	325.9	293.0	11.2%	1,009.7	942.7	7.1%
Gross margin	190.5	162.9	16.9%	581.8	451.8	28.8%
Operating expenses	151.2	127.7	18.4%	453.6	498.6	(9.0)%
Restructuring and impairment expenses	1.9	1.1	72.7%	1.9	5.1	(62.7)%
Total operating expenses	153.1	128.8	18.9%	455.5	503.7	(9.6)%
Operating earnings (loss)	37.4	34.1	9.7%	126.3	(51.9)	343.4%
Other expenses, net	5.4	4.8	12.5%	14.8	13.6	8.8%
Earnings (loss) before income taxes and equity income	32.0	29.3	9.2%	111.5	(65.5)	270.2%
Income tax expense (benefit)	10.8	9.8	10.2%	37.3	(26.9)	238.7%
Equity income (loss), net of tax	—	(0.1)	n/a	0.1	(0.1)	200.0%
Net earnings (loss)	$21.2	$19.4	9.3%	$74.3	$(38.7)	292.0%
Net earnings attributable to redeemable noncontrolling interests	0.2	—	n/a	0.2	—	n/a
Net earnings (loss) attributable to Herman Miller, Inc.	$21.0	$19.4	8.2%	$74.1	$(38.7)	291.5%

Earnings (loss) per share - diluted	$0.35	$0.33	6.1%	$1.23	$(0.66)	286.4%
Orders	$500.5	$464.0	7.9%	$1,589.6	$1,438.2	10.5%
Backlog	$316.6	$315.8	0.3%

The following table presents, for the periods indicated, select components of the company's Condensed Consolidated Statements of Comprehensive Income as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	February 28, 2015	March 1, 2014	February 28, 2015	March 1, 2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.1	64.3	63.4	67.6
Gross margin	36.9	35.7	36.6	32.4
Operating expenses	29.3	28.0	28.5	35.8
Restructuring and impairment expenses	0.4	0.2	0.1	0.4
Total operating expenses	29.6	28.3	28.6	36.1
Operating earnings	7.2	7.5	7.9	(3.7)
Other expenses, net	1.0	1.1	0.9	1.0
Earnings before income taxes and equity income	6.2	6.4	7.0	(4.7)
Income tax expense	2.1	2.1	2.3	(1.9)
Equity earnings from nonconsolidated affiliates, net of tax	—	—	—	—
Net earnings	4.1	4.3	4.7	(2.8)
Net earnings attributable to redeemable noncontrolling interests	—	—	—	—
Net earnings attributable to Herman Miller, Inc.	4.1	4.3	4.7	(2.8)

Consolidated Sales
Sales for the three and nine month periods of fiscal 2015, compared to the same periods in fiscal 2014, increased $60.5 million, or 13.3 percent, and $197.0 million, or 14.1 percent, respectively. The increase for the three month and nine month periods was primarily attributable to the addition of DWR and growth in sales volumes within Herman Miller Consumer and Geiger. The ELA segment also contributed strong growth in sales volumes, excluding the impact of foreign currency translation. The improvement for the current quarter within ELA was due primarily to increased volumes within Asia - particularly within Australia and India. Additionally, continued sales volume growth within the EMEA region of the ELA segment, net of the impact from foreign currency translation, contributed to increased sales volumes for both the three month and the nine month periods.

The year-over-year increase in orders from the United States Federal Government during the first and second quarter of fiscal 2015 translated to an increase in sales during the third quarter of fiscal 2015 as compared to the same period last year. United States Federal Government sales also improved for the nine month period as compared to the same period of the prior year.

The Consumer segment, excluding the previously mentioned increase related to DWR, and the Specialty segment also drove year-over-year growth in sales volumes for the three month and nine month periods. The increase related to the Specialty segment was driven principally by Geiger, while the change related to the Consumer segment (excluding DWR) was driven by the Herman Miller Consumer product offering.

The impact of foreign currency translation and dealer divestitures in the prior year both had the impact of decreasing sales for the three month and the nine month periods as compared to the same periods of the prior year. The negative impact from foreign currency translation resulted from a general strengthening of the U.S. dollar relative to the majority of functional currencies used by Herman Miller's foreign subsidiaries.

The following table quantifies the changes in the fiscal 2015 third quarter net sales for the three and nine month periods compared to the same periods in fiscal 2014.

(In millions)	Three Month Period	Nine Month Period
Fiscal 2014 Net Sales	$455.9	$1,394.5
Acquisitions and divestitures
DWR acquisition, net of intercompany elimination	52.5	133.5
Dealer divestitures	(3.2)	(8.5)
Impact from foreign currency	(8.3)	(11.9)
Net changes in pricing	2.0	9.0
United States Federal Government volumes	1.1	3.1
EMEA sales volumes	2.3	28.6
Asia sales volumes	5.4	10.5
Herman Miller Consumer volumes	3.6	8.2
Geiger volumes	3.2	7.7
Other change in sales	1.9	16.8
Fiscal 2015 Net Sales	$516.4	$1,591.5

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

We also use BIFMA statistical information as a benchmark for the performance of our domestic United States business (as defined by BIFMA), as well as the performance of our competitors. The timing of large project-based business may affect comparisons to this data. We remain cautious about reaching conclusions regarding changes in market share based on analysis of data on a short-term basis. Instead, we believe such conclusions should only be reached by analyzing comparative data over several quarters.

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

For the three month period ended February 28, 2015, the company's domestic United States shipments, as defined by BIFMA, were flat, while the company's domestic orders decreased 6.2 percent year-over-year. BIFMA reported an estimated year-over-year increase in shipments of 10.5 percent and an increase in orders of 9.2 percent for the comparable period.

Performance versus the Consumer Furnishings Sector
Similar to BIFMA, we also monitor trade statistics reported by the U.S. Census Bureau, which reports monthly retail sales growth data across a number of retail categories, including Furniture and Home Furnishing Stores. This information provides a relative comparison to our Consumer reportable segment, but is not intended to be an exact comparison. The average monthly year-over-year growth rate in sales for the Furniture and Home Furnishing Stores category for the three month period ended February 28, 2015, was approximately 7.5 percent. By comparison, organic net sales growth in our Consumer segment, which adjusts for the impact of acquisitions, divestitures and foreign currency translation, for the three months ended February 28, 2015, was approximately 21.7 percent.

Consolidated Gross Margin
Consolidated gross margin in the third quarter was 36.9 percent of net sales, an increase of 120 basis points from 35.7 percent reported in the third quarter of fiscal 2014. The improvement in gross margin was driven principally by favorable changes in product mix and performance, which drove an 80 basis point increase in gross margin in the current quarter. DWR delivered an improvement of 40 basis points for the current quarter as compared to the same period of the prior year. The benefit captured from price increases - net of incremental discounting, provided a 20 basis point improvement, while lower commodity costs and the sale of an owned dealer in the prior year each drove a 10 basis point increase in gross margin. These increases were offset by the negative impact of foreign currency translation, which led to a decrease in gross margin of 40 basis points.

The following table presents, for the periods indicated, the components of the company's cost of sales as a percentage of net sales.

	Three Months Ended			Nine Months Ended
Period Ended	February 28, 2015	March 1, 2014	Change	February 28, 2015	March 1, 2014	Change
Direct materials	41.7%	41.5%	0.2%	42.0%	41.4%	0.6%
Direct labor	5.8	6.5	(0.7)	5.9	6.4	(0.5)
Manufacturing overhead	9.0	10.4	(1.4)	8.9	13.9	(5.0)
Freight and distribution	6.6	5.9	0.7	6.6	5.9	0.7
Cost of sales	63.1%	64.3%	(1.2)%	63.4%	67.6%	(4.2)%

The addition of DWR to the consolidated results of the company has impacted the components of our consolidated cost of sales as a percentage of net sales. As a furnishings retailer, DWR sources the products it sells from various manufacturers. Accordingly, a much higher percentage of its cost of sales is attributable to direct materials and freight and distribution. The analysis below reflects the impact of DWR on each component of the company's consolidated cost of sales as a percentage of gross margin.

Direct material costs as a percent of net sales in the third quarter of fiscal 2015, increased 20 basis points as compared to the third quarter of fiscal 2014. The increase in direct material costs as a percent of net sales was primarily driven by the impact of DWR, which provided an increase of 100 basis points. This increase in the direct material cost percentage was offset by favorable product mix (50 basis points), the benefit of price increases - net of incremental discounting (20 basis points), and improved commodity costs within the North American segment (10 basis points).
Direct labor expense as a percentage of net sales was 5.8 percent of net sales for the third quarter of fiscal 2015, a decrease of 70 basis points from the same period last year. This reduction was primarily due to the acquisition of DWR, offset slightly by the negative impact of foreign currency translation.

Manufacturing overhead as a percentage of net sales was 9.0 percent of net sales for the third quarter of fiscal 2015, a decrease of 140 basis points from the third quarter of the prior year. The decrease in manufacturing overhead as a percentage of net sales was primarily due to the favorable impact of the acquisition of DWR, as well as favorable product mix and performance. These factors drove a reduction in the manufacturing overhead percentage of 120 and 20 basis points, respectively, compared to the third quarter of fiscal 2014. The sale of an owned dealer in the prior year also drove a 10 basis point improvement in the manufacturing overhead percentage. These improvements were offset by the unfavorable impact of foreign currency translation.

Freight and distribution expense as a percentage of net sales was 6.6 percent for the third quarter of fiscal 2015, which is an increase of 70 basis points compared to the prior year. This was driven primarily by the acquisition of DWR, which increased the freight expense percentage by approximately 60 basis points. The rest of the change was driven by the negative impact of foreign currency translation.

Consolidated gross margin through the first nine months of fiscal 2015 was 36.6 percent of net sales, an increase of 420 basis points compared to the same period of the prior year. The increase in gross margin as a percentage of net sales was driven largely by a reduction in legacy pension expenses (320 basis points), the acquisition of DWR excluding acquisition-related expenses (40 basis points), the impact of price increases - net of incremental discounting (40 basis points), improved manufacturing leverage within the company's principal U.S. manufacturing facilities (20 basis points), and the sale of owned dealers (10 basis points). These increases in gross margin as a percentage of net sales were offset by the negative impact of acquisition-related expenses associated with DWR (50 basis points), unfavorable freight costs (30 basis points), and the unfavorable impact of foreign currency translation (30 basis points). The remaining improvement in the gross margin percentage for the nine month periods was due to favorable changes in product mix and performance.

Operating Expenses and Operating Earnings
Operating expenses for third quarter of fiscal 2015 compared to the same period in fiscal 2014 increased by $24.3 million, due primarily to DWR. The balance of the increase for the quarter was driven by design and research, warranty, restructuring, and other operating expenses. These increases were offset by reduced spending on marketing and selling costs, the impact of foreign currency translation, and dealer divestitures.

Operating expenses for the nine month period of fiscal 2015 compared to the same period in fiscal 2014 decreased by $48.2 million. This decrease related mainly to the prior year termination of the primary domestic pension, which generated operating expenses of $113.1 million in the prior year. This decrease in operating expenses was offset by increases related to the acquisition of DWR.

The following table quantifies the changes in fiscal 2015 operating expenses for the third quarter and the nine month period compared to the same periods in fiscal 2014.

(In millions)	Three Months	Nine Months
Fiscal 2014 Operating expenses	$128.8	$503.7
Selling, general & administrative change
Acquisitions and divestitures
DWR acquisition	23.1	56.7
Dealer divestitures	(1.4)	(2.9)
Legacy pension expenses	—	(113.1)
Marketing and selling costs	(2.4)	(2.4)
Impact from foreign currency	(2.0)	(2.0)
Design and research	1.5	1.5
Warranty	0.2	2.6
Restructuring and impairment change	0.8	(3.2)
Other	4.5	14.6
Fiscal 2015 Operating expenses	$153.1	$455.5

Operating earnings for the three month period of fiscal 2015 were $37.4 million, compared to operating earnings of $34.1 million in the same period of last fiscal year.

Operating earnings for the nine month period of fiscal 2015 were $126.3 million, compared to an operating loss of $51.9 million in the same period of last fiscal year.

Other Income/Expense and Income Taxes
Other expense of $14.8 million in the first nine months of fiscal 2015 was $1.2 million higher compared to the prior year period. Other expense for the third quarter of fiscal 2015 was $0.6 million higher as compared to the third quarter of fiscal 2014. The increase in expenses for the three and nine months ended was due primarily to the negative impact of currency transaction losses as compared to the same periods in the prior year.

The effective tax rates for the three months ended February 28, 2015 and March 1, 2014 were 33.6 percent and 33.3 percent, respectively. The effective tax rates for the nine months ended February 28, 2015 and March 1, 2014 were 33.5 percent and 41.1 percent, respectively. The decrease in effective tax rate this year in the year to date period as compared to the same period in the prior year resulted from a shift in the relative mix of income and loss between taxing jurisdictions. This change in mix was driven primarily by legacy pension expenses recorded in fiscal 2014.

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

◦
Consumer — Includes operations associated with the sale of modern design furnishings and accessories to third party retail distributors, as well as direct to consumer sales through eCommerce and DWR retail studios.

The company also reports a corporate category consisting primarily of, as applicable, unallocated corporate expenses including restructuring, impairment, acquisition-related costs, and other unallocated corporate costs. The current quarter and prior year period segment results are as follows:

	Three Months Ended						Three Months Ended
	2/28/15						3/1/14
	North America	ELA	Specialty	Consumer	Corporate	Total	North America	ELA	Specialty	Consumer	Corporate	Total
Net Sales, as reported	$296.0	$97.3	$50.5	$72.6	$—	$516.4	$293.9	$97.9	$47.5	$16.6	$—	$455.9
% change from PY	0.7%	(0.6)%	6.3%	337.3%	n/a	13.3%

	Nine Months Ended						Nine Months Ended
	2/28/15						3/1/14
	North America	ELA	Specialty	Consumer	Corporate	Total	North America	ELA	Specialty	Consumer	Corporate	Total
Net Sales, as reported	$932.4	$307.0	$160.5	$191.6	$—	$1,591.5	$909.2	$282.6	$152.7	$50.0	$—	$1,394.5
% change from PY	2.6%	8.6%	5.1%	283.2%	n/a	14.1%

	Three Months Ended						Three Months Ended
	2/28/15						3/1/14
	North America	ELA	Specialty	Consumer	Corporate	Total	North America	ELA	Specialty	Consumer	Corporate	Total

Operating Earnings (Loss)	$26.7	$6.2	$1.9	$4.6	$(2.0)	$37.4	$26.7	$4.7	$(0.2)	$3.8	$(0.9)	$34.1
Add: Restructuring / Impairment Expenses	—	—	—	—	1.9	1.9	—	—	—	—	1.1	1.1
Add: Acquisition-Related Inventory Adjustments	—	—	—	—	—	—	—	—	—	—	—	—
Add: Legacy Pension Expenses	—	—	—	—	—	—	—	—	—	—	—	—
Acquisition Expenses	—	—	—	—	—	—	—	—	—	—	—	—
Adjusted Operating Earnings (Loss)	$26.7	$6.2	$1.9	$4.6	$(0.1)	$39.3	$26.7	$4.7	$(0.2)	$3.8	$0.2	$35.2

Less: Other, net	—	—	—	—	1.0	1.0	—	—	—	—	0.4	0.4
Add: Depreciation and Amortization	7.2	1.9	1.9	2.3	0.1	13.4	7.0	1.8	1.6	0.3	—	10.7
Adjusted EBITDA	$33.9	$8.1	$3.8	$6.9	$(1.0)	$51.7	$33.7	$6.5	$1.4	$4.1	$(0.2)	$45.5

	Nine Months Ended						Nine Months Ended
	2/28/15						3/1/14
	North America	ELA	Specialty	Consumer	Corporate	Total	North America	ELA	Specialty	Consumer	Corporate	Total

Operating Earnings (Loss)	$95.2	$19.7	$7.6	$8.4	$(4.6)	$126.3	$(58.3)	$12.9	$(7.3)	$5.9	$(5.1)	$(51.9)
Add: Restructuring / Impairment Expenses	—	—	—	—	1.9	1.9	—	—	—	—	5.1	5.1
Add: Acquisition-Related Inventory Adjustments	—	—	—	7.8	—	7.8	—	—	1.4	—	—	1.4
Add: Legacy Pension Expenses	—	—	—	—	—	—	147.0	—	12.2	5.2	—	164.4
Acquisition Expenses	—	—	—	—	2.2	2.2	—	—	—	—	—	—
Adjusted Operating Earnings	$95.2	$19.7	$7.6	$16.2	$(0.5)	$138.2	$88.7	$12.9	$6.3	$11.1	$—	$119.0

Less: Other, net	—	—	—	—	1.1	1.1	—	—	—	—	0.3	0.3
Add: Depreciation and Amortization	21.4	6.3	5.4	5.3	0.2	38.6	20.8	5.7	4.9	0.9	—	32.3
Adjusted EBITDA	$116.6	$26.0	$13.0	$21.5	$(1.4)	$175.7	$109.5	$18.6	$11.2	$12.0	$(0.3)	$151.0

Further information regarding the reportable operating segments can be found in Note 16.

North American Furniture Solutions
Net sales within the North American Furniture Solutions reportable segment ("North America") increased $2.1 million to $296.0 million in the third quarter of fiscal 2015, representing a 0.7 percent increase from the third quarter of last year. Sales to the U.S. Federal Government drove an increase in volume of $1.1 million. Price increases, net of incremental discounting in the current quarter, drove an increase in sales of approximately $1.8 million. These increases were offset by a $3.2 million decrease in sales due to the divestiture of an owned dealer. The impact of foreign currency translation decreased the third quarter fiscal 2015 net sales by approximately $2.1 million compared to the same period last year. The timing of project completion and the conversion of existing backlog into sales also contributed to the increase in third quarter sales.

Year-to-date net sales within North America increased 2.6 percent or $23.2 million to $932.4 million. The nine month period of fiscal 2015 experienced a $8.5 million decrease in sales due to divestitures of owned dealers. Price increases, net of incremental discounting, drove an increase in sales of approximately $7.7 million for the nine month period. The impact of foreign currency translation decreased sales in the fiscal 2015 nine month period by approximately $4.5 million compared to the same period last year. Increased activity from the U.S. federal government drove an increase in sales of $3.1 million. The rest of the increase in sales for the nine month period was driven by higher volumes, the timing of project completions, and the conversion of existing backlog into sales.

Operating earnings for North America in the third quarter of fiscal 2015 were flat compared to the same period of the prior year. On a percentage of net sales basis, operating earnings were 9.0 percent for the third quarter of fiscal 2015 compared to 9.1 percent in the third quarter of fiscal 2014. The main changes in operating earnings were due to decreases in marketing and selling expenses of $2.0 million, which was offset by the unfavorable impact of foreign currency of $1.2 million as compared to the third quarter of fiscal 2014. There was no one significant factor driving the rest of the change in operating earnings for the three month period, compared to the same period in the prior year.

Operating earnings for North America through the first nine months of fiscal 2015 increased to $95.2 million, a $153.5 million increase from an operating loss of $58.3 million for the same period last year. The increase in operating earnings was driven principally by a decrease in legacy pension costs of $147.0 million, a decrease in employee incentive costs of $4.3 million, and a decrease in marketing and selling costs of $5.4 million. The decrease in legacy pension costs relates to the prior year termination of the primary domestic defined benefit pension plans.

ELA Furniture Solutions
Net sales within the ELA Furniture Solutions reportable segment were $97.3 million in the third quarter, a decrease of $0.6 million from the third quarter of fiscal 2014. On a constant currency basis, net sales improved by approximately $7.7 million relative to the same period in the prior year due to growth in sales volumes within the EMEA and Asia regions. This increase was offset by the negative impact of foreign currency translation.

Net sales within ELA Furniture Solutions reportable segment increased $24.4 million to $307.0 million for the nine month period. Net sales improved by approximately $39.1 million relative to the same period in the prior year (on a constant currency basis) due to growth in sales volumes within the EMEA and Asia regions. This was partially offset by the negative impact of foreign currency translation.

Operating earnings within ELA were $6.2 million for the third quarter of fiscal 2015 as compared to $4.7 million for the third quarter of fiscal 2014. Foreign currency translation decreased operating earnings by approximately $2.7 million. However, the positive earnings momentum of ELA during the quarter more than offset the negative impact of foreign currency translation. Year-over-year, the company's Asia manufacturing operation improved its manufacturing efficiency, which led to an increase in operating earnings of $1.0 million. The rest of the improvement during the third quarter of fiscal 2015 was driven by broad-based reductions in operating expenses, as well as improved manufacturing efficiency at the company's manufacturing facilities in the United Kingdom.

Operating earnings within ELA increased $6.8 million from the previous year to $19.7 million for the nine month period. The increase was driven by improved gross margin performance, attributable primarily to increased manufacturing leverage from larger sales volumes and the benefit from net price increases.

Specialty
Net sales for the third quarter within the Specialty reportable segment were $50.5 million compared to $47.5 million in the prior year period. Net sales during the quarter increased primarily due to improved sales volumes of Geiger wood products, which accounted for $3.2 million of the increase.

Net sales for the nine month period within the Specialty reportable segment were $160.5 million compared to $152.7 million in the prior year period. This year-over-year improvement was driven principally by higher sales volumes of Geiger wood products, which accounted for $6.4 million of the increase relative to the third of last fiscal year.

Operating earnings within Specialty were $1.9 million for the third quarter of fiscal 2015 or 3.8 percent of net sales. This compares to an operating loss of $0.2 million or (0.4) percent of net sales in the same period in the prior fiscal year. The growth in operating earnings for the third quarter related mainly to improved operating performance and leverage from our Geiger subsidiary, which led to a $1.3 million increase compared to the same period of the prior year. Maharam also produced an improvement of $1.0 million, which was driven by broad-based reductions in operating expenses.

Operating earnings within Specialty were $7.6 million for the nine month period of fiscal 2015 as compared to a loss of $7.3 million in the same period of the prior fiscal year. The year to date increase in operating earnings related in-part to decreased legacy pension expenses of $12.2 million. The rest of the increase was driven principally by improved operating performance and leverage from both the Geiger and Maharam subsidiaries.

Consumer
Net sales for the third quarter within the Consumer reportable segment were $72.6 million compared to $16.6 million in the prior year period. Net sales during the quarter increased by $52.5 million due to the acquisition of DWR, net of intercompany eliminations. The remaining improvement in net sales was primarily driven by increases in pricing and higher sales volumes within the company's existing consumer wholesale and eCommerce business.

Net sales for the nine month period within the Consumer reportable segment were $191.6 million compared to $50.0 million in the prior year period. Net sales during the quarter increased by $133.5 million due to the acquisition of DWR, net of intercompany eliminations. The remaining change in net sales was primarily driven by increases in pricing and higher sales volumes within the company's existing consumer wholesale and eCommerce business.

Operating earnings within the Consumer segment were $4.6 million for the third quarter of fiscal 2015 or 6.3 percent of net sales. This compares to operating earnings of $3.8 million in the same period of the prior fiscal year. The increase in operating earnings was due primarily to the acquisition of DWR.

Operating earnings within the Consumer segment were $8.4 million for the nine month period of fiscal 2015 as compared to earnings of $5.9 million in the same period of the prior fiscal year. The increase in operating earnings for the nine month period of fiscal 2015 related to decreased legacy pension expenses in the amount of $5.2 million. Acquisition-related inventory adjustments decreased operating earnings in the nine month period by $7.8 million. The remaining increase in operating earnings was driven by increased margins and operating earnings related to the acquisition of DWR and higher sales volumes within the company's existing consumer wholesale and eCommerce business.

Financial Condition, Liquidity, and Capital Resources
The table below presents certain key cash flow and capital highlights for the periods indicated.

(In millions)	Nine Months Ended
	February 28, 2015	March 1, 2014
Cash and cash equivalents, end of period	$61.8	$77.1
Marketable securities, end of period	6.4	11.1
Cash provided by operating activities	109.8	50.4
Cash used in investing activities	(200.5)	(38.9)
Cash provided by (used in) financing activities	50.7	(16.6)
Capital expenditures	(43.2)	(32.0)
Stock repurchased and retired	(3.3)	(4.3)
Common stock issued	7.2	10.0
Dividends paid	(24.9)	(22.1)
Interest-bearing debt, end of period	326.0	250.0
Available unsecured credit facility, end of period (1)	115.7	142.7
(1) Amounts shown are net of outstanding letters of credit of $8.3 million and $7.3 million as of February 28, 2015 and March 1, 2014, respectively, which are applied against the company's unsecured credit facility.

Cash Flow — Operating Activities
Nine Month Period Ended February 28, 2015
Cash generated from operating activities was $109.8 million for the nine month period ended February 28, 2015, as compared to $50.4 million in the prior year. This represents an increase of $59.4 million. During the current nine month period, changes in working capital balances drove an outflow of cash totaling $10.4 million. The main factors driving the outflow of cash from working capital were a decrease in trade accounts payable of $17.7 million, an increase in inventory of $7.3 million, an increase in prepaid expenses of $7.1 million and a decrease in other taxes of $4.1 million. These factors more than offset drivers within working capital that increased cash, including a decrease in trade accounts receivable of $17.5 million and an increase in other accruals of $6.7 million.

Nine Month Period Ended March 1, 2014
Operating cash flows in the first nine months of fiscal 2014 reflected pension contributions of $48.8 million, net of the related tax benefits. These contributions were made in connection with the termination of the company's primary U.S. defined benefit pension plans.

Changes in working capital during the first nine months of fiscal 2014 drove an outflow of cash totaling $17.4 million. The main factors driving the decrease in cash from working capital were an increase in net inventories of $7.4 million, an increase in prepaid assets of $7.6 million, an increase in net accounts receivable of $6.0 million, and a decrease in trade accounts payable of $5.2 million. These factors more than offset drivers within working capital that increased cash, such as an increase in other accruals of $11.1 million.

Cash Flow — Investing Activities
Investing activities in the first nine months of fiscal 2015 resulted in a net cash outflow of $200.5 million. The largest contributor to this use of cash was the acquisition of DWR, which drove a cash outflow of $154.0 million in the period. Additionally, there was a cash outflow of $8.0 million during the third quarter of fiscal 2015 related to the short-term financing of a North American furniture dealership. Subsequent to the end of the third quarter of fiscal 2015 the dealership repaid the balance of the loan. The company also purchased $43.2 million of capital assets in fiscal 2015 compared to $32.0 million in the first nine months of fiscal 2014. At the end of the third quarter of fiscal 2015, there were outstanding commitments for capital purchases of $12.4 million compared to $9.9 million at the corresponding date in the prior year. The company expects full-year capital purchases to be between $65.0 million and $70.0 million, which will be primarily related to investments in the company's facilities and equipment. This compares to full-year capital spending of $40.8 million in fiscal 2014.

Cash Flow — Financing Activities
Cash inflows from financing activities were $50.7 million for the fiscal 2015 nine month period compared to cash outflows of $16.6 million in the first nine months of the prior year. Cash inflows from net borrowings on our revolving credit facility were $126.0 million during the nine-month period of fiscal 2015. By comparison, we had no borrowing activity on the credit facility during the first nine months of fiscal 2014. Cash outflows for dividend payments were $24.9 million and $22.1 million for the nine month periods of fiscal 2015 and fiscal 2014, respectively. Dividend payments during fiscal 2015 reflected the increased quarterly dividend of $0.14 per share that the company implemented during the third quarter of fiscal 2014. Cash inflows for stock issuances related to employee benefit programs were $7.2 million and $10.0 million during the nine month periods of fiscal 2015 and fiscal 2014, respectively.

On July 21, 2014, the company entered into a third amendment and restatement of its syndicated revolving line of credit, which provides the company with up to $250 million in revolving variable interest borrowing capacity and includes an "accordion feature" allowing the company to increase, at its option and subject to the approval of the participating banks, the aggregate borrowing capacity of the facility by $125 million. The facility expires in July 2019 and outstanding borrowings bear interest at rates based on the prime rate, federal funds rate, LIBOR, or negotiated rates as outlined in the agreement. Interest is payable periodically throughout the period if borrowings are outstanding. As of February 28, 2015, total usage against this facility was $134.3 million, of which $8.3 million related to outstanding letters of credit. At the end of the third quarter of fiscal 2015, the availability under this credit facility was $115.7 million. The provisions of the company's outstanding private placement notes and unsecured credit facility require that the company adhere to certain covenant restrictions and maintain certain performance ratios. The company was in compliance with all such restrictions and performance ratios for the third quarter of fiscal 2015 and expects to remain in compliance in the foreseeable future.

During the third quarter of fiscal 2015, the company utilized its available borrowing capacity under its revolving line of credit to pay off $50 million of Series A senior notes, which matured on January 3, 2015.

At the end of the third quarter of fiscal 2015, the company had cash and cash equivalents of $61.8 million including $51.2 million of cash and cash equivalents held outside the United States. In addition, the company had marketable securities of $6.4 million held by one of its international subsidiaries. The subsidiary holding the company's marketable securities is taxed as a United States taxpayer at the company's election; consequently, for tax purposes, all United States tax impacts for this subsidiary have been recorded. The company currently has no plans to repatriate cash from foreign subsidiaries during fiscal 2015. The company has $7.0 million of cash held outside of the United States for which United States taxes have been recorded. The company's intent is to permanently reinvest the remainder of the cash outside of the United States. The company's plans do not indicate a need to repatriate these balances to fund United States operations.

The company believes cash on hand, cash generated from operations, and the borrowing capacity will provide adequate liquidity to fund near term and future business operations and capital needs.

Contractual Obligations
Contractual obligations associated with ongoing business and financing activities will require cash payments in future periods. A table summarizing the amounts and estimated timing of these future cash payments was provided in the company's annual report on Form 10-K filing for the year ended May 31, 2014. Other than an increase in future operating lease rental payments related to the acquisition of DWR and the future interest payments related to the debt financing that was obtained to finance the acquisition of DWR, there are no material changes to the contractual obligations table that was disclosed in our annual report on Form 10-K for the year ended May 31, 2014.

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

Variable Interest Entities
On occasion, the company provides financial support to certain independent dealers in the form of term loans, lines of credit, and/or loan guarantees that may represent variable interests in such entities. As of February 28, 2015, the company was not considered to be the primary beneficiary of any such dealer relationships under FASB ASC Topic 810, Consolidation. Accordingly, the company is not required to consolidate the financial statements of any of these entities as of February 28, 2015.

Contingencies
See Note 12 to the condensed consolidated financial statements.

Critical Accounting Policies
The company strives to report financial results clearly and understandably. The company follows accounting principles generally accepted in the United States in preparing its consolidated financial statements, which require certain estimates and judgments that affect the financial position and results of operations for the company. The company continually reviews the accounting policies and financial information disclosures. A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the company's annual report on Form 10-K filing for the year ended May 31, 2014. During the first nine months of fiscal 2015, there were no material changes in the accounting policies and assumptions previously disclosed.

New Accounting Standards
See Note 2 to the condensed consolidated financial statements.

Safe Harbor Provisions
Certain statements in this filing are not historical facts but are “forward-looking statements” as defined under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that are based on management’s beliefs, assumptions, current expectations, estimates, and projections about the office furniture industry, the economy, and the company itself. Words like “anticipates,” “believes,” “confident,” “estimates,” “expects,” “forecasts,” likely,” “plans,” “projects,” and “should,” variations of such words, and similar expressions identify such forward-looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. These risks include, without limitation, the success of our growth strategy, employment and general economic conditions, the pace of economic recovery in the U.S., and in our International markets, the increase in white collar employment, the willingness of customers to undertake capital expenditures, the types of products purchased by customers, competitive-pricing pressures, the availability and pricing of raw materials, our reliance on a limited number of suppliers, our ability to expand globally given the risks associated with regulatory and legal compliance challenges and accompanying currency fluctuations, the ability to increase prices to absorb the additional costs of raw materials, the financial strength of our dealers and the financial strength of our customers, the mix of our products purchased by customers, our ability to locate new DWR studios, negotiate favorable lease terms for new and existing locations and the implementation of our studio portfolio transformation, our ability to attract and retain key executives and other qualified employees, our ability to continue to make product innovations, the success of newly introduced products, our ability to serve all of our markets, possible acquisitions, divestitures or alliances, the pace and level of government procurement, the outcome of pending litigation or governmental audits or investigations, political risk in the markets we serve, and other risks identified in our filings with the Securities and Exchange Commission. Therefore, actual results and outcomes may materially differ from what we express or forecast. Furthermore, Herman Miller, Inc., undertakes no obligation to update, amend or clarify forward-looking statements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The information concerning quantitative and qualitative disclosures about market risk contained in the company’s Annual Report on Form 10-K for its fiscal year ended May 31, 2014 is incorporated herein by reference.

Direct Material Costs
The company is exposed to risks arising from market price changes for certain direct materials used in its manufacturing processes. The largest direct material costs incurred by the company are for steel, plastic/textiles, wood particleboard, and aluminum components. The market prices of plastics and textiles are sensitive to the cost of oil and natural gas. The cost of wood particleboard has been impacted by continual downsizing of production capacity in the wood market. Aluminum component prices are sensitive to changes in energy costs associated with the conversion of raw materials to aluminum ingots.

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

In the normal course of business, the company enters into contracts denominated in foreign currencies. The principal foreign currencies in which the company conducts its business are the British pound sterling, European euro, Canadian dollar, Australian dollar, Japanese yen, Mexican peso, Brazilian real, Indian rupee, South African rand, Hong Kong dollar and Chinese renminbi. As of February 28, 2015, fifteen contracts in total were placed to offset various currency exposures. To offset net asset exposure denominated in non-functional currency, eight forward contracts were placed, including forward contracts to sell 7.8 million euros, 0.5 million Australian dollars, 0.4 million Canadian dollars, 21.0 million Hong Kong dollars, 6.5 million South African rand, and 4.1 million United States dollars. Conversely, seven contracts were placed to offset the company's net liability exposure denominated in non-functional currency. These seven contracts included forward contracts to buy 25.1 million United States dollars, .2 million British pounds and 0.6 million euros.

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

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Under the supervision of, and with the participation of management, the company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2015, and have concluded that as of that date, the company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
Other than the acquisition of DWR as to which management is in the process of evaluating its impact on the company's internal control over financial reporting, there were no changes in the company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended February 28, 2015, that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

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

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(A) Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during the quarter ended February 28, 2015.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (in millions)
11/30/14 - 12/27/14	399	$29.93	399	$147.1
12/28/14 - 1/24/15	2,927	$28.22	2,927	$147.0
1/25/15 - 2/28/15	54	$30.78	54	$147.0
Total	3,380		3,380

No repurchase plans expired or were terminated during the third quarter of fiscal 2015, nor do any plans exist under which the company does not intend to make further purchases.

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

HERMAN MILLER, INC.

April 8, 2015	/s/ Brian C. Walker
Brian C. Walker
Chief Executive Officer
(Duly Authorized Signatory for Registrant)

April 8, 2015	/s/ Jeffrey M. Stutz
Jeffrey M. Stutz
Chief Financial Officer
(Duly Authorized Signatory for Registrant)