Form 10-K
period 2015-05-30
MILLER HERMAN INC
filed 2015-07-28
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[__]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended May 30, 2015	Commission File No. 001-15141
Herman Miller, Inc.
(Exact name of registrant as specified in its charter)

Michigan	38-0837640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

855 East Main Avenue
PO Box 302
Zeeland, Michigan	49464-0302
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (616) 654 3000
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $.20 Par Value (Title of Class)

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
Yes [__] No [ X ]
The aggregate market value of the voting stock held by “nonaffiliates” of the registrant (for this purpose only, the affiliates of the registrant have been assumed to be the executive officers and directors of the registrant and their associates) as of November 29, 2014, was $1,790,393,512 (based on $30.39 per share which was the closing sale price as reported by NASDAQ).
The number of shares outstanding of the registrant's common stock, as of July 23, 2015: Common stock, $.20 par value - 59,838,458 shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on October 12, 2015, are incorporated into Part III of this report.

This page intentionally left blank.

PART I

Item 1 BUSINESS

General Development of Business
Herman Miller's mission statement is, Inspiring Designs to Help People Do Great Things. To this end, the company researches, designs, manufactures, and distributes interior furnishings for use in various environments including office, healthcare, educational, and residential settings, and provides related services that support organizations and individuals all over the world. Through research, the company seeks to define and clarify customer needs and problems existing in its markets and to design, through innovation where appropriate and feasible, products, systems, and services that serve as compelling solutions to such problems. The company's products are sold primarily through the following channels: Owned and independent contract furniture dealers, direct customer sales, owned and independent retailers, direct-mail catalog program, and the company's online stores.

In July 2014, Herman Miller acquired Design Within Reach, Inc. (DWR) and formed a new consumer-focused business unit comprised of DWR and the company's existing eCommerce and retail wholesale business. This acquisition represents an important step in the company's strategy to extend the reach of its brand into the consumer and design trade markets. It also represents a step toward enhancing the awareness and connection of the Herman Miller brand to the users and specifiers of products sold within the company's core contract furniture business (an ambition the company refers to as shifting from an “Industry” to “Industry+Consumer” focus). DWR brings with it a powerful multi-channel distribution structure that integrates brick and mortar retail studios (33 locations as of May 30, 2015), a successful direct-mail catalog program, an eCommerce platform, and a focused business-to-business selling model aimed at serving contract customers in work and hospitality environments.

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
Narrative Description of Business
The company's principal business consists of the research, design, manufacture, selling, and distribution of office furniture systems, seating products, other freestanding furniture elements, textiles, and related services. Most of these systems and products are designed to be used together.

The company's ingenuity and design excellence creates award-winning products and services, which has made us a leader in design and development of furniture, furniture systems, and textiles. This leadership is exemplified by the innovative concepts introduced by the company in its modular systems (including Canvas Office Landscape™, Locale®, Metaform Portfolio™, Public Office Landscape™, Layout Studio®, Action Office®, Ethospace®, Arras®, and Resolve®). The company also offers a broad array of seating (including Embody®, Aeron®, Mirra2™, Setu®, Sayl®, Celle®, Equa®, and Ergon® office chairs), storage (including Meridian® and Tu™ products), wooden casegoods (including Geiger® products), freestanding furniture products (including Abak®, Intent®, Sense™ and Envelop®), healthcare products (including Palisade™, Compass®, Nala®, and other Nemschoff® products) the Thrive portfolio of ergonomic solutions, and the textiles of Maharam Fabric Corporation (Maharam).

The company's products are marketed worldwide by its own sales staff, independent dealers and retailers, its owned dealer network, and via its e-commerce website. Salespeople work with dealers, the architecture and design community, and directly with end-users. Independent dealerships concentrate on the sale of Herman Miller products and some complementary product lines of other manufacturers. It is estimated that approximately 74 percent of the company's sales in the fiscal year ended May 30, 2015, were made to or through independent dealers. The remaining sales were made directly to end-users, including federal, state, and local governments, and several major corporations, by the company's own sales staff, its owned dealer network, DWR retail studios or independent retailers.

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

Patents, Trademarks, Licenses, Etc.
The company has 138 active United States utility patents on various components used in its products and 54 active United States design patents. Many of the inventions covered by the United States patents also have been patented in a number of foreign countries. Various trademarks, including the name and stylized “Herman Miller” and the “Herman Miller Circled Symbolic M” trademark are registered in the United States and many foreign countries. The company does not believe that any material part of its business depends on the continued availability of any one or all of its patents or trademarks, or that its business would be materially adversely affected by the loss of any thereof, except for Herman Miller®, Herman Miller Circled Symbolic M®, Maharam®, Geiger®, Design Within Reach®, DWR®, Nemschoff®, Action Office®, Ethospace®, Aeron®, Mirra®, Embody®, Setu®, Sayl®, Eames®, PostureFit®, Meridian®, and Canvas Office Landscape®. It is estimated that the average remaining life of such patents and trademarks is approximately 5 years and 6 years, respectively.

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

Customer Base
It is estimated that no single dealer accounted for more than 5 percent of the company's net sales in the fiscal year ended May 30, 2015. It is also estimated that the largest single end-user customer, the U.S. federal government, accounted for $97 million, $102 million, and $114 million of the company's net sales in fiscal 2015, 2014, and 2013, respectively. This represents approximately 5 percent, 5 percent and 6 percent of the company's net sales in fiscal 2015, 2014, and 2013, respectively. The 10 largest customers accounted for approximately 20 percent, 23 percent, and 23 percent of net sales in fiscal 2015, 2014, and 2013, respectively.

Backlog of Unfilled Orders
As of May 30, 2015, the company's backlog of unfilled orders was $322.2 million. At May 31, 2014, the company's backlog totaled $306.4 million. It is expected that substantially all the orders forming the backlog at May 30, 2015, will be filled during the next fiscal year. Many orders received by the company are reflected in the backlog for only a short period while other orders specify delayed shipments and are carried in the backlog for up to one year. Accordingly, the amount of the backlog at any particular time does not necessarily indicate the level of net sales for a particular succeeding period.

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

Competition
All aspects of the company's business are highly competitive. From an office furniture perspective, the company competes largely on design, product and service quality, speed of delivery, and product pricing. Although the company is one of the largest office furniture manufacturers in the world, it competes with manufacturers that have significant resources and sales as well as many smaller companies. In the United States, the company's most significant competitors are Haworth, HNI Corporation, Kimball International, Knoll, and Steelcase.

The company also competes in the home furnishings industry, primarily against regional and national independent home furnishings retailers who market high-craft furniture to the interior design community. Similar to our office furniture product offerings, the company competes primarily on design, product and service quality, speed of delivery, and product pricing in the consumer space.

Research, Design, and Development
The company draws great competitive strength from its research, design, and development programs. Accordingly, the company believes that its research and design activities are of significant importance. Through research, the company seeks to define and clarify customers and the problems which they are trying to solve. The company designs innovative products and services that address customer needs and solve their problems. The company uses both internal and independent research resources and independent design resources. Exclusive of royalty payments, the company spent approximately $56.7 million, $53.9 million, and $48.3 million on research and development activities in fiscal 2015, 2014, and 2013, respectively. Generally, royalties are paid to designers of the company's products as the products are sold and are not included in research and development costs since they are variable based on product sales.

Environmental Matters
For over 50 years, respecting the environment has been more than good business practice for us-it is the right thing to do. Our 10-year sustainability strategy - Earthright - begins with three principles: positive transparency, products as living things, and becoming greener together. Our goals are focused around the smart use of resources, eco-inspired design, and becoming community driven. Based on current facts known to management, the company does not believe that existing environmental laws and regulations have had or will have any material effect upon the capital expenditures, earnings, or competitive position of the company. However, there can be no assurance that environmental legislation and technology in this area will not result in or require material capital expenditures or additional costs to our manufacturing process.

Human Resources
The company considers its employees to be another of its major competitive strengths. The company stresses individual employee participation and incentives, believing that this emphasis has helped attract and retain a competent and motivated workforce. The company's human resources group provides employee recruitment, education and development, as well as compensation planning and counseling. Additionally, there have been no work stoppages or labor disputes in the company's history. Approximately 14.1 percent of the company's employees are covered by collective bargaining agreements, most of whom are employees of its Nemschoff, Herman Miller Ningbo, and Herman Miller Dongguan subsidiaries.

As of May 30, 2015, the company had 7,510 employees, representing a 4.7 percent increase as compared with May 31, 2014. The increase in employees was driven principally by our acquisition of DWR during fiscal 2015. Refer to Note 2 of the Consolidated Financial Statements for further information regarding this acquisition. In addition to its employee work force, the company uses temporary labor to meet uneven demand in its manufacturing operations.

Information about International Operations
The company's sales in international markets are made primarily to office/institutional customers. Foreign sales consist mostly of office furniture products such as Abak®, Aeron®, Mirra®, Celle®, Sayl®, Layout Studio®, Arras™, and other seating and storage products (including POSH products). The company conducts business in the following major international markets: Europe, Canada, the Middle East, Latin America, South America, and the Asia/Pacific region.

The company's products currently sold in international markets are manufactured by wholly owned subsidiaries in the United States, the United Kingdom, and China. Sales are made through wholly owned subsidiaries or branches in Canada, France, Germany, Italy, Japan, Mexico, Australia, Singapore, China (including Hong Kong), India, and the Netherlands. The company's products are offered in the Middle East, Europe, South America, Africa, and Asia through dealers.

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

We ultimately aspire to create a lifestyle brand, and we intend to grow in certain targeted ways. First, we will invest in areas that increase our addressable markets across focused customer segments (such as healthcare, education, small and medium business, textiles, and consumer). Second, we will expand into emerging geographic markets that offer growth potential based upon their supportive demographics. Third, we will continue to invest in innovative products, which has been a hallmark of our success for many years. And finally, we will grow through targeted acquisitions.

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

Future efforts to expand our business within developing economies, particularly within China and India, may expose us to the effects of political and economic instability. Such instability may impact our ability to compete for business. It may also put the availability and/or value of our capital investments within these regions at risk. These expansion efforts expose us to operating environments with complex, changing, and in some cases, inconsistently applied legal and regulatory requirements. Developing knowledge and understanding of these requirements poses a significant challenge and failure to remain compliant with them could limit our ability to continue doing business in these locations.

Pursuing our strategic plan in new and adjacent markets, as well as within developing economies, will require us to find effective new channels of distribution. There is no assurance that we can develop or otherwise identify these channels of distribution.

The markets in which we operate are highly competitive and we may not be successful in winning new business.
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

The retail furnishings market is highly competitive. We compete with national and regional furniture retailers and department stores. In addition, we compete with mail order catalogs and online retailers focused on home furnishings. We compete with these and other retailers for customers, suitable retail locations, vendors, qualified employees, and management personnel. Some of our competitors have significantly greater financial, marketing and other resources than we possess. This may result in our competitors being quicker at the following: adapting to changes, devoting greater resources to the marketing and sale of their products, generating greater national brand recognition, or adopting more aggressive pricing policies. In addition, increased catalog mailings by our competitors may adversely affect response rates to our own catalog mailings. As a result, increased competition may adversely affect our future financial performance.

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

Other macroeconomic developments, such as the recent recessions in Europe, the debt crisis in certain countries in the European Union, and the economic slow down in Asia could negatively affect the company's ability to conduct business in those geographies. The continuing debt crisis in certain European countries could cause the value of the Euro to deteriorate, reducing the purchasing power of the company's European customers and potentially undermining the financial health of the company's suppliers and customers in other parts of the world. Financial difficulties experienced by the company's suppliers and customers, including distributors, could result in product delays and inventory issues; risks to accounts receivable could result in delays in collection and greater bad debt expense.

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

Doing business internationally exposes us to certain risks, many of which are beyond our control and could potentially impact our ability to design, develop, manufacture, or sell products in certain countries. These factors could include, but would not necessarily be limited to:

•	Political, social, and economic conditions

•	Legal and regulatory requirements

•	Labor and employment practices

•	Cultural practices and norms

•	Natural disasters

•	Security and health concerns

•	Protection of intellectual property

•	Changes in foreign currency exchange rates

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

Risks and Costs Associated with Protecting the Integrity and Security of Our Systems and Confidential Information
We collect certain customer-specific data, including credit card information, in connection with orders placed through our e-commerce websites, direct-mail catalog marketing program, and DWR retail studios. In order for these sales channels to function and develop successfully, we and other parties involved in processing customer transactions must be able to transmit confidential information, including credit card information and other personal information on our customers, securely over public and private networks. Third parties may have or develop the technology or knowledge to breach, disable, disrupt or interfere with our systems or processes or those of our vendors. Although we take the security of our systems and the privacy of our customers’ confidential information seriously and we believe we take reasonable steps to protect the security and confidentiality of the information we collect, we cannot guarantee that our security measures will effectively prevent others from obtaining unauthorized access to our information and our customers’ information. The techniques used to obtain unauthorized access to systems change frequently and are not often recognized until after they have been launched.

Any person who circumvents our security measures could destroy or steal valuable information or disrupt our operations. Any security breach could cause consumers to lose confidence in the security of our information systems, including our e-commerce websites or stores and choose not to purchase from us. Any security breach could also expose us to risks of data loss, litigation, regulatory investigations, and other significant liabilities. Such a breach could also seriously disrupt, slow or hinder our operations and harm our reputation and customer relationships, any of which could harm our business.

A security breach includes a third party wrongfully gaining unauthorized access to our systems for the purpose of misappropriating assets or sensitive information, loading corrupting data, or causing operational disruption. These actions may lead to a significant disruption of the Company’s IT systems and/or cause the loss of business and business information resulting in an adverse business impact, including: (1) future financial results due to theft, destruction, loss misappropriation, or release of confidential data or intellectual property; (2) operational or business delays resulting from the disruption of IT systems, and subsequent clean-up and mitigation activities; and (3) negative publicity resulting in reputation or brand damage with customers, partners or industry peers.

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
Government and other regulations apply to the manufacture and sale of many of our products. Failure to comply with these regulations or failure to obtain approval of products from certifying agencies could adversely affect the sales of these products and have a material negative impact on operating results.

Item 1B UNRESOLVED STAFF COMMENTS

None

Item 2 PROPERTIES

The company owns or leases facilities located throughout the United States and several foreign countries. The location, square footage, and use of the most significant facilities at May 30, 2015 were as follows:

Owned Locations	Square Footage	Use
Holland, Michigan	917,400	Manufacturing, Distribution, Warehouse, Design, Office
Zeeland, Michigan	750,800	Manufacturing, Warehouse, Office
Spring Lake, Michigan	582,700	Manufacturing, Warehouse, Office
Dongguan, China	224,019	Manufacturing, Distribution, Warehouse, Office
Sheboygan, Wisconsin	207,700	Manufacturing, Warehouse, Office
Melksham, United Kingdom(1)	170,000	Manufacturing, Warehouse, Office
Hildebran, North Carolina	93,000	Manufacturing, Office
Bath, United Kingdom	85,000	Manufacturing, Office
(1) The company is currently completing the construction of a consolidated manufacturing and distribution facility in Melksham, United Kingdom. Once completed in late summer 2015, this will replace two existing United Kingdom facilities in Bath and Chippenham.

Leased Locations	Square Footage	Use
Hebron, Kentucky	316,800	Warehouse
Atlanta, Georgia	176,700	Manufacturing, Warehouse, Office
Hong Kong, China	104,402	Warehouse, Office
Chippenham, United Kingdom	100,800	Manufacturing, Warehouse, Office
Ningbo, China	94,700	Manufacturing, Warehouse, Office
Yaphank, New York	92,000	Warehouse, Office
Bangalore, India	61,300	Manufacturing, Warehouse, Office
Brooklyn, New York	39,440	Warehouse, Retail
Secaucus, New Jersey	36,400	Warehouse, Retail

The company also maintains showrooms, sales offices and retail studios near many major metropolitan areas throughout North America, Europe, Asia/Pacific, and Latin America. The company considers its existing facilities to be in good condition and adequate for its design, production, distribution, and selling requirements.

Item 3 LEGAL PROCEEDINGS

The company is involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the company’s consolidated operations, cash flows and financial condition.

ADDITIONAL ITEM: EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information relating to Executive Officers of the company is as follows.

Name	Age	Year Elected an Executive Officer	Position with the Company
Brian C. Walker	53	1996	President and Chief Executive Officer
Andrew J. Lock	61	2003	Executive Vice President, President, International
Donald D. Goeman	58	2005	Executive Vice President, Research, Design & Development
Gregory J. Bylsma	50	2009	Executive Vice President, Chief Operating Officer Herman Miller North America (Work and Learning)
Steven C. Gane	60	2009	Senior Vice President, President, Geiger & Specialty/Consumer
Jeffrey M. Stutz	44	2009	Executive Vice President, Chief Financial Officer
B. Ben Watson	50	2010	Executive Creative Director
Michael F. Ramirez	50	2011	Senior Vice President, People, Places and Administration
Louise McDonald	60	2013	Executive Vice President, President, Healthcare
H. Timothy Lopez	44	2014	Senior Vice President, Legal Services and Secretary
Jeffrey L. Kurburski	49	2014	Vice President, Information Technology
John Edelman	48	2015	Executive Vice President and Chief Executive Officer, Design Within Reach, Inc.
John McPhee	52	2015	Executive Vice President and President, Design Within Reach, Inc.
Kevin Veltman	40	2015	Vice President, Investor Relations and Treasurer
Malisa Bryant	48	2015	Senior Vice President of Sales and Distribution, Herman Miller North America (Work and Learning)

Except as discussed below, each of the named officers has served the company in an executive capacity for more than five years.

Ms. Bryant joined the Company in 2013 as Vice President and General Manager of Focused Market Segments and most recently served as Vice President of North America Sales. Prior to joining the Company, she held several leadership roles within the industry, including the Vice President of Customer Support, Vice President and General Manager of Strategic Accounts, and Vice President of Sales for Allsteel, in each case at HNI.

Mr. Edelman joined Herman Miller, Inc. in 2015 subsequent to the company's acquisition of DWR. Prior to joining DWR as President and Chief Executive Office in 2010 he served as President and CEO of Edelman Leather and Sam & Libby, Inc., where he was responsible for its U.S. business.

Mr. McPhee joined Herman Miller, Inc. in 2015 subsequent to the company's acquisition of DWR. Prior to that he served in various roles at DWR including Chief Operating Officer and President. Mr. McPhee previously held senior management positions with Edelman Leather, Candie's, Inc. and Sam & Libby, Inc.

Mr. Veltman joined Herman Miller in 2014 and serves as Vice President - Investor Relations and Treasurer. Previously he worked for BISSELL, Inc, most recently as Vice President – Finance, for 8 years and Ernst & Young, LLP for 10 years.

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

Item 4 MINE SAFETY DISCLOSURES - Not applicable

PART II

Item 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Share Price, Earnings, and Dividends Summary
Herman Miller, Inc., common stock is traded on the NASDAQ-Global Select Market System (Symbol: MLHR). As of July 23, 2015, there were approximately 20,000 record holders, including individual participants in security position listings, of the company's common stock.

Per Share and Unaudited	Market Price High (at close)	Market Price Low (at close)	Market Price Close	Earnings (loss) Per Share- Diluted (1)	Dividends Declared Per Share
Year ended May 30, 2015:
First quarter	$32.26	$28.69	$29.72	$0.42	$0.140
Second quarter	32.12	28.44	30.39	0.46	0.140
Third quarter	31.89	27.69	30.97	0.35	0.140
Fourth quarter	31.20	27.12	27.70	0.39	0.140
Year	$32.26	$27.12	$27.70	$1.62	$0.560
Year ended May 31, 2014:
First quarter	$29.13	$25.47	$25.47	$0.38	$0.125
Second quarter	31.91	25.56	31.91	(1.37)	0.125
Third quarter	30.95	26.47	28.18	0.33	0.140
Fourth quarter	32.43	27.83	31.27	0.28	0.140
Year	$32.43	$25.47	$31.27	$(0.37)	$0.530
(1) The sum of the quarters may not equal the annual balance due to rounding associated with the calculation of earnings per share on an individual quarter basis

Dividends were declared and paid quarterly during fiscal 2015 and 2014 as approved by the Board of Directors. While it is anticipated that the company will continue to pay quarterly cash dividends, the amount and timing of such dividends is subject to the discretion of the Board depending on the company's future results of operations, financial condition, capital requirements, and other relevant factors.

Issuer Purchases of Equity Securities
The following is a summary of share repurchase activity during the fourth quarter ended May 30, 2015.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs (1)
3/1/15-3/28/15	850	28.06	850	$146,949,608
3/29/15-4/25/15	1,478	28.50	1,478	$146,907,485
4/26/15-5/30/15	12,467	28.11	12,467	$146,557,022
Total	14,795		14,795

(1) Amounts are as of the end of the period indicated

The company has a share repurchase plan authorized by the Board of Directors on September 28, 2007, which provided share repurchase authorization of $300,000,000 with no specified expiration date.

No repurchase plans expired or were terminated during the fourth quarter of fiscal 2015.

During the period covered by this report, the company did not sell any of its equity shares that were not registered under the Securities Act of 1933.

Stockholder Return Performance Graph
Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on the company's common stock with that of the cumulative total return of the Standard & Poor's 500 Stock Index and the NASD Non-Financial Index for the five-year period ended May 30, 2015. The graph assumes an investment of $100 on May 29, 2010 in the company's common stock, the Standard & Poor's 500 Stock Index and the NASD Non-Financial Index, with dividends reinvested.

	2010	2011	2012	2013	2014	2015
Herman Miller, Inc.	$100	$129	$96	$152	$170	$151
S&P 500 Index	$100	$122	$117	$150	$177	$193
NASD Non-Financial	$100	$127	$128	$158	$197	$238

Information required by this item is also contained in Item 12 of this report.

Item 6 SELECTED FINANCIAL DATA

Review of Operations

(In millions, except key ratios and per share data)	2015	2014	2013	2012	2011
Operating Results
Net sales	$2,142.2	$1,882.0	$1,774.9	$1,724.1	$1,649.2
Gross margin	791.4	631.0	605.2	590.6	538.1
Selling, general, and administrative (8)	556.6	590.8	430.4	400.3	369.0
Design and research	71.4	65.9	59.9	52.7	45.8
Operating earnings (loss)	163.4	(25.7)	114.9	137.6	123.3
Earnings (loss) before income taxes	145.2	(43.4)	97.2	119.5	102.5
Net earnings (loss)	98.1	(22.1)	68.2	75.2	70.8
Cash flow from operating activities	167.7	90.1	136.5	90.1	89.0
Cash flow used in investing activities	(213.6)	(48.2)	(209.7)	(58.4)	(31.4)
Cash flow used in financing activities	6.8	(22.4)	(16.0)	(1.6)	(50.2)
Depreciation and amortization	49.8	42.4	37.5	37.2	39.1
Capital expenditures	63.6	40.8	50.2	28.5	30.5
Common stock repurchased plus cash dividends paid	37.1	43.0	22.7	7.9	6.0

Key Ratios
Sales growth	13.8%	6.0%	2.9%	4.5%	25.1%
Gross margin (1)	36.9	33.5	34.1	34.3	32.6
Selling, general, and administrative (1) (8)	26.0	31.4	24.3	23.2	22.4
Design and research (1)	3.3	3.5	3.4	3.1	2.8
Operating earnings (1)	7.6	(1.4)	6.5	8.0	7.5
Net earnings growth (decline)	543.9	(132.4)	(9.3)	6.2	150.2
After-tax return on net sales (4)	4.6	(1.2)	3.8	4.4	4.3
After-tax return on average assets (5)	9.0	(2.3)	7.6	9.1	9.0
After-tax return on average equity (6)	24.5%	(6.4)%	24.0%	33.2%	49.7%

Share and Per Share Data
Earnings (loss) per share-diluted	$1.62	$(0.37)	$1.16	$1.29	$1.06
Cash dividends declared per share	0.56	0.53	0.43	0.09	0.09
Book value per share at year end	7.18	6.27	5.44	4.25	3.53
Market price per share at year end	27.70	31.27	28.11	17.87	24.56
Weighted average shares outstanding-diluted	60.1	59.0	58.8	58.5	57.7

Financial Condition
Total assets	$1,188.2	$990.9	$946.5	$839.1	$808.0
Working capital (3)	112.6	145.7	109.3	201.6	205.9
Current ratio (2)	1.3	1.3	1.4	1.8	1.8
Interest-bearing debt and related swap agreements	290.0	250.0	250.0	250.0	250.0
Stockholders' equity	428.1	372.1	319.5	248.3	205.0
Total capital (7)	718.1	622.1	569.5	498.3	455.0
(1) Shown as a percent of net sales.
(2) Calculated using current assets divided by current liabilities.
(3) Calculated using current assets less non-interest bearing current liabilities.
(4) Calculated as net earnings (loss) divided by net sales.
(5) Calculated as net earnings (loss) divided by average assets.
(6) Calculated as net earnings (loss) divided by average equity.
(7) Calculated as interest-bearing debt plus stockholders' equity.
(8) Selling, general, and administrative expenses includes restructuring and impairment expenses in years that are applicable.

Review of Operations

(In millions, except key ratios and per share data)	2010	2009	2008	2007	2006
Operating Results
Net sales	$1,318.8	$1,630.0	$2,012.1	$1,918.9	$1,737.2
Gross margin	428.5	527.7	698.7	645.9	574.8
Selling, general, and administrative (8)	334.4	359.2	400.9	395.8	371.7
Design and research	40.5	45.7	51.2	52.0	45.4
Operating earnings	53.6	122.8	246.6	198.1	157.7
Earnings before income taxes	34.8	98.9	230.4	187.0	147.6
Net earnings	28.3	68.0	152.3	129.1	99.2
Cash flow from operating activities	98.7	91.7	213.6	137.7	150.4
Cash flow used in investing activities	(77.6)	(29.5)	(51.0)	(37.4)	(47.6)
Cash flow used in financing activities	(78.9)	(16.5)	(86.5)	(131.5)	(151.4)
Depreciation and amortization	42.6	41.7	43.2	41.2	41.6
Capital expenditures	22.3	25.3	40.5	41.3	50.8
Common stock repurchased plus cash dividends paid	5.7	19.5	287.9	185.6	175.4

Key Ratios
Sales growth (decline)	(19.1)%	(19.0)%	4.9%	10.5%	14.6%
Gross margin (1)	32.5	32.4	34.7	33.7	33.1
Selling, general, and administrative (1) (8)	25.4	22.0	19.9	20.6	21.4
Design and research (1)	3.1	2.8	2.5	2.7	2.6
Operating earnings (1)	4.1	7.5	12.3	10.3	9.1
Net earnings growth (decline)	(58.4)	(55.4)	18.0	30.1	45.9
After-tax return on net sales (4)	2.1	4.2	7.6	6.7	5.7
After-tax return on average assets (5)	3.7	8.8	21.0	19.4	14.4
After-tax return on average equity (6)	64.2%	433.1%	170.5%	87.9%	64.2%

Share and Per Share Data
Earnings per share-diluted	$0.43	$1.25	$2.56	$1.98	$1.45
Cash dividends declared per share	0.09	0.29	0.35	0.33	0.31
Book value per share at year end	1.41	0.15	0.42	2.47	2.10
Market price per share at year end	19.23	14.23	24.80	36.53	30.34
Weighted average shares outstanding-diluted	57.5	54.5	59.6	65.1	68.5

Financial Condition
Total assets	$770.6	$767.3	$783.2	$666.2	$668.0
Working capital (3)	182.9	243.7	182.7	103.2	93.8
Current ratio (2)	1.3	1.6	1.6	1.4	1.3
Interest-bearing debt and related swap agreements	301.2	377.4	375.5	176.2	178.8
Stockholders' equity	80.1	8.0	23.4	155.3	138.4
Total capital (7)	381.3	385.4	398.9	331.5	317.2

Item 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis
You should read the issues discussed in Management's Discussion and Analysis in conjunction with the company's Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in this Form 10-K.

Executive Overview
Herman Miller’s mission statement is, Inspiring Designs to Help People Do Great Things. At present, most of our customers come to us for interior environments in corporate office and healthcare settings. We also have a growing presence in educational and consumer markets. Our primary products include furniture systems, seating, storage, freestanding furniture, healthcare environment products, casegoods and textiles.

More than 100 years of innovative business practices and a commitment to social responsibility have established Herman Miller as a recognized global company. A past recipient of the Smithsonian Institution's Cooper Hewitt National Design Award, Herman Miller designs can be found in the permanent collections of museums worldwide. Innovative business practices and a commitment to social responsibility have also helped establish Herman Miller as a recognized global leader. Herman Miller maintains the Human Rights Campaign Foundation’s top rating in its annual Corporate Equality Index and was named among the 50 Best U.S. Manufacturers by Industry Week in 2014. Herman Miller is included in the Dow Jones Sustainability World Index and trades on the NASDAQ Global Select Market under the symbol MLHR.

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

•
ELA Furniture Solutions — ELA Furniture Solutions includes the operations associated with the design, manufacture, and sale of furniture products, primarily for work-related settings, in the EMEA, Latin America, and Asia-Pacific geographic regions.

•
Specialty — Includes the operations associated with design, manufacture, and sale of high-craft furniture products and textiles including Geiger wood products, Maharam textiles, and Herman Miller Collection products.

•
Consumer — Includes the operations associated with the sale of modern design furnishings and accessories to third party retail distributors, as well as direct to consumer sales through eCommerce, direct mailing catalogs, and DWR studios.

The company also reports a corporate category consisting primarily of unallocated corporate expenses including restructuring, impairment, acquisition-related costs, and other unallocated corporate costs.

Core Strengths
The company relies on the following core strengths in delivering workplace solutions to customers.

•
Brands - The Herman Miller brand is recognized by customers as a pioneer in design and sustainability, and as an advocate that supports their needs and interests. Within the industries the company operates, Herman Miller, DWR, Geiger, Maharam, POSH, Nemschoff and Colbrook Bosson Saunders (CBS) are acknowledged as leading brands that inspire architects and designers to create their best design solutions. Leveraging the company's brand equity across the lines of business to extend the company's reach to customers and consumers is an important element of the company's business strategy.

•
Problem-Solving Design and Innovation - The company is committed to developing research-based functionality and aesthetically innovative new products and has a history of doing so, in collaboration with a global network of leading independent designers. The company believes its skills and experience in matching problem-solving design with the workplace needs of customers provides the company with a competitive advantage in the marketplace. An important component of the company's business strategy is to actively pursue a program of new product research, design, and development. The company accomplishes this through the use of an internal research and engineering staff that engages with third party design resources generally compensated on a royalty basis.

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

•
Independent and Owned Contract Furniture Dealers - Most of the company's product sales are made to a network of independently owned and operated contract furniture dealerships doing business in many countries around the world. These dealers purchase the company's products and distribute them to end customers. The company recognizes revenue on product sales through this channel once products are shipped and title passes to the dealer. Many of these dealers also offer furniture-related services, including product installation.

At May 30, 2015, the company owned three contract furniture dealerships, some of which have operations in multiple locations. The financial results of these owned dealers are included in our Consolidated Financial Statements. Product sales to these dealerships are eliminated as inter-company transactions from our consolidated financial results. The company recognizes revenue on these sales once products are shipped to the end customer and installation is substantially complete. The company believes independent ownership of contract furniture dealers is generally the best model for a financially strong distribution network. With this in mind, the company's strategy is to continue to pursue opportunities to transition the remaining owned dealerships to independent owners. Where possible, the goal is to involve local managers in these ownership transitions.

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

•
DWR Retail Studios - At the end of fiscal 2015 DWR had 33 retail studio and two outlet locations located in metropolitan cities throughout the United States. Revenue on sales from these studios is recognized upon delivery to the end customer.

•
E-Commerce - The company sells products through its online stores, in which products are available for sale via the company's website, hermanmiller.com as well as through the DWR online store, dwr.com. These sites complement our existing methods of distribution and extend the company's brand to new customers. The company recognizes revenue on these sales either upon shipment of the product, or for sales through the DWR online store, upon product delivery to the end customer.

•
DWR Direct-Mail Catalogs - The company’s consumer business unit utilizes a direct-mail catalog program through its DWR subsidiary. A regular schedule of catalog mailings is maintained throughout the fiscal year and these serve as a key driver of sales across each of DWR’s channels, including retail studios and eCommerce websites. Revenue on sales transacted through this catalog program is recognized upon product delivery to the end customer.

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

Future Avenues of Growth
In spite of the risks and challenges it faces, the company believes it's well positioned to successfully pursue its mission of inspiring designs to help people do great things. To find opportunities for growth, we are always examining the ways in which the world is changing and evolving. This helps us better meet the needs of our customers and ultimately, to exceed their expectations. We have identified 3 areas of fundamental social and technological change that are informing our business strategy.

•
Globalization & Demographics — Demographic shifts in the global workforce are significantly changing how and where value creation happens. Not only has the millennial generation overtaken the majority representation of the workforce, but economies that once relied on industrial production are increasingly becoming driven by knowledge work.

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

•
From North America Centric to Global — The second shift in our strategy aims to transform the business into a truly global organization. Herman Miller has a solid existing customer base, but we see meaningful opportunity in emerging markets with supportive demographics. We’re positioning ourselves to take maximum advantage of these shifts.

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

Industry Analysis
The Business and Institutional Furniture Manufacturer's Association (BIFMA) is the trade association for the U.S. domestic office furniture industry. The company monitors the trade statistics reported by BIFMA and considers them an indicator of industry-wide sales and order performance. BIFMA publishes statistical data for the contract segment and the office supply segment within the U.S. furniture market. The U.S. contract segment relates primarily to large to mid-size corporations installed via a network of dealers. The office supply segment relates primarily to smaller customers via wholesalers and retailers. The company participates, and is a leader in, the contract segment. The company's diversification strategy lessens our dependence on the U.S. office furniture market.

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

The company also monitors trade statistics reported by the U.S. Census Bureau, which reports monthly retail sales growth data across a number of retail categories, including Furniture and Home Furnishing Stores. This information provides a relative comparison to our Consumer reportable segment.

Looking forward, the general economic outlook for our industry in the U.S. is expected to be positive. BIFMA issued its most recent report in May 2015, which forecasts that the growth rate of office furniture orders in the U.S. will be 5.3 percent and 8.2 percent in calendar 2015 and 2016, respectively, while the growth rate of shipments will be 4.4 percent and 7.9 percent for calendar 2015 and 2016, respectively. This forecast of growth is based on an improvement in the U.S. economy, primarily driven by an improvement in employment and non-residential construction.

Discussion of Business Conditions
Fiscal 2015 was a year that was highlighted by numerous strategic milestones:

•
We acquired Design Within Reach (DWR) and combined it with our existing eCommerce and wholesale consumer business in order to form a new consumer-focused business unit. This represented an important step in our strategy to extend the reach of our brand into the consumer and design trade markets. It also represented a step toward our goal of enhancing the awareness and connection of the Herman Miller brand to the users and specifiers of products sold within our core contract furniture business (an ambition we refer to as shifting from an “Industry” to “Industry+Consumer” focus).

•
We also invested in new products as we continued to implement and refine our Living Office initiative and continued to address strategic gaps in our product portfolio. During the year, we invested heavily in training for both our sales force and our dealers in this insight-led approach. Significant investments were also made in the product portfolio supporting Living Office, including the Mirra 2 chair, Locale, Public Office Landscape, Renew Sit-to-Stand tables, and Canvas Dock. These steps represent a move forward in establishing a leadership position in the new landscape of work, and we’ve been encouraged by the positive reaction from our customers, designers, and dealers. Our beliefs supporting the Living Office strategy and product offering were further confirmed by recognition that we received at the annual NeoCon trade show, which was held in June 2015 in Chicago. Our showroom and its demonstration of purposeful, real-world, Living Office applications was recognized by the International Interior Design Association (IIDA) and Contract magazine’s Showroom & Booth Design Competition as the best large showroom for the third consecutive year.

•
We also continued to expand our global manufacturing capabilities as we broke ground on our consolidated manufacturing and distribution site in the United Kingdom, which is expected to be operational in late summer 2015. We are also nearing completion on construction of a new leased manufacturing and assembly facility outside Bangalore, India, which we also expect to be operational this summer.

While we were pleased with the advancement of these strategic initiatives, fiscal 2015 did bring with it clear challenges, including significant global currency pressures and sluggish growth rates in our North American business segment. In spite of these challenges, we generated year-over-year growth in sales, orders, and earnings. Sales improved to $2,142.2 million, an increase of 13.8 percent from the fiscal 2014 level of $1,882.0 million. Operating earnings and Adjusted EBITDA(1) grew $189.1 million and $28.9 million, respectively, as compared to the prior year. Additionally, sales, operating earnings, and Adjusted EBITDA(1) showed year-over-year improvement across all of our reportable segments.

Within our North American segment, order rates did not meet our expectations at certain times during the year, particularly during the second and third quarters. Because of this, several key initiatives were undertaken to reinvigorate order growth in this segment, including key leadership appointments, changes to the organization of our sales structure, launching key new products, resetting showrooms to better reflect Living Office insights, and filling gaps in our selling capacity. It will take time for us to fully realize the benefits of these changes, but we were encouraged to see order patterns improve during the later stages of the fiscal year as a result of these shifts. For the fourth quarter, orders for the North American segment were approximately 2 percent better than the same period of the prior year. Excluding the impact of changes in foreign currency, orders improved by almost 4 percent compared to the fourth quarter of fiscal 2014. This improvement in order patterns toward the end of the year gives us confidence that we have the right strategy in place to respond to re-invigorate the growth of our North American segment as we move into fiscal 2016.

Our ELA segment faced significant headwinds related to changes in foreign currency exchange rates during the year. Despite the drag on results from foreign currency, sales grew approximately 5 percent as compared to the prior year. On a constant-currency basis, sales grew 9 percent year-over-year. Earnings also improved, both on a U.S. GAAP and Adjusted(1) basis, as compared to fiscal 2014. Operating earnings improved 12 percent, while Adjusted EBITDA(1) was 21 percent better than fiscal 2014.

Our Specialty segment also showed growth as compared to the prior year. Sales increased 6.9 percent as compared to fiscal 2014, bolstered mainly by improved sales volumes related to Geiger wood products and the Herman Miller Collection.

We also demonstrated significant growth within our Consumer segment that was driven principally by the aforementioned acquisition of DWR.

(1) Non-GAAP measurements; see accompanying reconciliations and explanations.

As we head into the next fiscal year, the economic backdrop for our business remains mixed globally, but there are a number of factors that give us reason for optimism in the near-term. The U.S. continues to experience a strong labor market, businesses are reporting healthy cash positions, and growth in non-residential construction remains encouraging. All of these factors are helping fuel BIFMA’s industry growth expectations for the balance of this calendar year and next. Despite these positive indicators, we remain cautious on the near-term outlook for key economies outside the U.S., particularly in light of slower than expected growth in China and the ongoing struggles in the Eurozone.

Reconciliation of Non-GAAP Financial Measures
This report contains references to Adjusted gross margin, Adjusted operating expenses, Adjusted operating earnings, Adjusted EBITDA and Adjusted earnings per share – diluted, all of which are non-GAAP financial measures (referred to collectively as the "Adjusted financial measures"). The Adjusted financial measures are calculated by excluding from Gross Margin, Operating expenses, Operating earnings and Earnings per share - diluted items that we believe are not indicative of our ongoing operating performance. Such items consist of the following:

•	Expenses associated with restructuring actions taken to adjust our cost structure to the current business climate

•	Transition-related expenses, including amortization and settlement expenses, relating to defined benefit pension plans that we terminated during fiscal 2014

•	Expenses associated with acquisition-related inventory adjustments

•	Transaction expenses associated with recent acquisitions

•	Non-cash impairment expenses

•	Changes in contingent consideration, and

•	Impact of one-time tax items

We present the Adjusted financial measures because we consider them to be important supplemental measures of our performance and believe them to be useful in analyzing ongoing results from operations. The Adjusted financial measures are not measurements of our financial performance under GAAP and should not be considered an alternative to Gross margin, Operating expenses, Operating earnings (loss) and Earnings (loss) per share – diluted under GAAP. The Adjusted financial measures have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Our presentation of the Adjusted financial measures should not be construed as an indication that our future results will be unaffected by unusual or infrequent items. We compensate for these limitations by providing prominence of our GAAP results and using the Adjusted financial measures only as a supplement.

The following table reconciles Gross margin to Adjusted gross margin for the years indicated.

	Fiscal Year Ended
(Dollars in millions)	May 30, 2015	May 31, 2014
Gross margin	$791.4	$631.0
Percentage of net sales	36.9%	33.5%
Add: Acquisition-related inventory adjustments	7.8	1.4
Add: Legacy pension expenses	—	51.3
Adjusted gross margin	$799.2	$683.7

Adjusted gross margin as a percentage of net sales	37.3%	36.3%

The following table reconciles Operating expenses to Adjusted operating expenses for the years indicated.

	Fiscal Year Ended
(Dollars in millions)	May 30, 2015	May 31, 2014
Operating expenses	$628.0	$656.7
Percentage of net sales	29.3%	34.9%
Less: Restructuring and impairment expenses	(12.7)	(26.5)
Add: POSH contingent consideration	—	2.6
Less: Acquisition expenses	(2.2)	—
Less: Legacy pension expenses	—	(113.1)
Adjusted operating expenses	$613.1	$519.7

Adjusted operating expenses as a percentage of net sales	28.6%	27.6%

The following table reconciles Operating earnings (loss) to Adjusted operating earnings (loss) and Adjusted EBITDA for the years indicated.

	Fiscal Year Ended
(Dollars In millions)	May 30, 2015	May 31, 2014
Operating earnings (loss)	$163.4	$(25.7)
Percentage of net sales	7.6%	(1.4)%
Add: Restructuring and impairment expense	12.7	26.5
Add: Acquisition-related inventory adjustments	7.8	1.4
Add: Acquisition expenses	2.2	—
Add: Legacy pension expenses	—	164.4
Less: POSH contingent consideration	—	(2.6)
Adjusted operating earnings	$186.1	$164.0
Percentage of net sales	8.7%	8.7%
Other Income / (Expense), net	(0.7)	(0.1)
Add: Depreciation and amortization	49.8	42.4
Adjusted EBITDA	$235.2	$206.3
Percentage of net sales	11.0%	11.0%

The following table reconciles Earnings (loss) per share – diluted to Adjusted earnings (loss) per share – diluted for the years indicated.

	Fiscal Year Ended
	May 30, 2015	May 31, 2014
Earnings (loss) per share – diluted	$1.62	$(0.37)
Add: Restructuring and impairment expense	0.17	0.32
Add: Acquisition-related inventory adjustments	0.08	0.01
Add: Acquisition expenses	0.02	—
Add: Legacy pension expenses	—	1.76
Less: POSH contingent consideration	—	(0.04)
Less: One-time tax impact	(0.07)	—
Adjusted earnings per share – diluted	$1.82	$1.68

Financial Results
The following is a comparison of our annual results of operations and year-over-year percentage changes for the periods indicated.

(Dollars In millions)	Fiscal 2015	% Change from 2014	Fiscal 2014	% Change from 2013	Fiscal 2013
	52 weeks		52 weeks		52 weeks
Net sales	$2,142.2	13.8%	$1,882.0	6.0%	$1,774.9
Cost of sales	1,350.8	8.0%	1,251.0	7.0%	1,169.7
Gross margin	791.4	25.4%	631.0	4.3%	605.2
Operating expenses	628.0	(4.4)%	656.7	33.9%	490.3
Operating earnings (loss)	163.4	735.8%	(25.7)	(122.4)%	114.9
Net other expenses	18.2	2.8%	17.7	—%	17.7
Earnings (loss) before income taxes	145.2	434.6%	(43.4)	(144.7)%	97.2
Income tax expense (benefit)	47.2	322.6%	(21.2)	(173.4)%	28.9
Equity income (loss) from nonconsolidated affiliates, net of tax	0.1	—%	0.1	—%	(0.1)
Net earnings (loss)	98.1	543.9%	(22.1)	(132.4)%	68.2
Net earnings attributable to noncontrolling interests	0.6	N/A	—	—%	—
Net earnings (loss) attributable to Herman Miller, Inc.	$97.5	541.2%	$(22.1)	(132.4)%	$68.2

The following table presents, for the periods indicated, the components of the company's Consolidated Statements of Comprehensive Income as a percentage of net sales.

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Net sales	100.0%	100.0%	100.0%
Cost of sales	63.1	66.5	65.9
Gross margin	36.9	33.5	34.1
Selling, general, and administrative expenses	25.4	30.0	24.2
Restructuring and impairment expenses	0.6	1.4	0.1
Design and research expenses	3.3	3.5	3.4
Total operating expenses	29.3	34.9	27.6
Operating earnings (loss)	7.6	(1.4)	6.5
Net other expenses	0.8	0.9	1.0
Earnings (loss) before income taxes	6.8	(2.3)	5.5
Income tax expense (benefit)	2.2	(1.1)	1.6
Equity income (loss) from nonconsolidated affiliates, net of tax	—	—	—
Net earnings (loss)	4.6	(1.2)	3.8
Net earnings attributable to noncontrolling interests	—	—	—
Net earnings (loss) attributable to Herman Miller, Inc.	4.6	(1.2)	3.8

Net Sales, Orders, and Backlog - Fiscal 2015 Compared to Fiscal 2014
For the fiscal year ended May 30, 2015, consolidated net sales increased $260.2 million to $2,142.2 million from $1,882.0 million for the fiscal year ended May 31, 2014. The increase in sales was primarily attributable to the addition of DWR, which increased net sales by approximately $194.3 million. The increase in sales from fiscal 2014 to fiscal 2015 was is also attributable to growth in sales volumes within the ELA segment, legacy Herman Miller Consumer business, and Geiger subsidiary. The improvement during fiscal 2015 within the ELA segment was due primarily to increased sales volumes within the EMEA region and Asia regions. Within Asia, the growth in sales volumes was particularly strong within Australia and India.

The overall impact of foreign currency changes for the fiscal year was to decrease net sales by approximately $24.8 million. The negative impact from foreign currency translation resulted from a general strengthening of the U.S. dollar relative to the majority of functional currencies used by Herman Miller's foreign subsidiaries.

The Consumer segment, excluding the previously mentioned increase related to DWR, and the Specialty segment also drove year-over-year growth in sales volume during fiscal 2015. The increase within the Specialty segment was driven principally by Geiger, while the change related to the Consumer segment (excluding DWR) was driven by the Herman Miller Consumer product offering.

There was no one significant item driving the balance of the increase; but rather, it was caused mainly by the timing of project completion and the conversion of existing backlog into sales within the North American business segment.

The following table presents the quantification of the changes in net sales from fiscal 2014 to fiscal 2015.

(In millions)
Fiscal 2014 Net sales	$1,882.0
DWR acquisition	194.3
Dealer divestitures	(12.1)
Impact from foreign currency	(24.8)
Asia sales volumes	11.9
EMEA sales volumes	26.6
Herman Miller Consumer volumes	8.5
Net changes in pricing	13.7
Geiger sales volumes	9.6
U.S. federal government volumes	(4.4)
Other change in sales	36.9
Fiscal 2015 Net sales	$2,142.2

Consolidated net trade orders for fiscal 2015 totaled $2,146.5 million compared to $1,917.7 million in fiscal 2014, an increase of 11.9 percent. Order rates began the year at a steady pace with orders averaging approximately $40 million per week for the first quarter and $44 million per week for the second quarter. For the third quarter, weekly order rates decreased to an average of approximately $39 million per week. The fourth quarter finished the year with average weekly order rates increasing to approximately $43 million.

The weekly order pacing in the third quarter and the fourth quarter of fiscal 2015 was impacted by the price increase that was announced during the third quarter of fiscal 2015. This caused approximately $21 million of orders that otherwise would have been entered in the fourth quarter, to be entered in the third quarter. A price increase was also announced in the third quarter of fiscal 2014 and the impact on orders was similar in the prior year. As such, the price increase does not have an impact on orders year-over-year, only sequentially. When adjusting for this impact, the weekly pacing of orders for the third quarter and fourth quarter was $37 million per week and $45 million per week, respectively. The overall impact of foreign currency changes for the fiscal year decreased net orders by approximately $24.1 million as compared to the prior year.

Our backlog of unfilled orders at the end of fiscal 2015 totaled $322.2 million, a 5.2 percent increase from the $306.4 million of backlog at the end of fiscal 2014.

BIFMA reported an estimated year-over-year increase in U.S. office furniture shipments of approximately 6.3 percent for the twelve-month period ended May 2015. By comparison, net sales increased for the company's domestic U.S. business by approximately 3.0 percent. The company believes that while comparisons to BIFMA are important, the company continues to pursue a strategy of revenue diversification that makes us less reliant on the drivers that impact BIFMA.

We also monitor trade statistics reported by the U.S. Census Bureau, which reports monthly retail sales growth data across a number of retail categories, including Furniture and Home Furnishing Stores. This information provides a relative comparison to our Consumer reportable segment, but is not intended to be an exact comparison. The average monthly year-over-year growth rate in sales for the Furniture and Home Furnishing Stores category for the twelve month period ended May 31, 2015, was approximately 4.0 percent. By comparison, net sales growth for the Consumer segment was approximately 299.6 percent. Adjusting for the impact of acquisitions, divestitures and foreign currency translation, organic net sales growth for the Consumer segment was approximately 13.1 percent.

Net Sales, Orders, and Backlog - Fiscal 2014 Compared to Fiscal 2013
For the fiscal year ended May 31, 2014, consolidated net sales increased $107.1 million to $1,882.0 million from $1,774.9 million for the fiscal year ended June 1, 2013. The acquisition of Maharam Fabric Corporation (Maharam) increased net sales by approximately $96.5 million versus the prior fiscal year. The impact of dealer divestitures throughout fiscal 2014 had the effect of reducing sales approximately $25.6 million compared to fiscal 2013. The overall impact of foreign currency changes for the fiscal year was to decrease net sales by approximately $8.9 million. The company has also experienced a $12 million decrease in sales volumes to the U.S. federal government as compared to fiscal 2013. The impact of net changes in pricing is estimated to have had a $10.5 million increase on net sales during fiscal 2014. The remaining increase compared to fiscal 2013 was driven by increased volumes. The increase in volumes was not driven by any single factor, but rather, was due mainly to an improvement in general economic factors, primarily in the North America and ELA business segments

The following table presents the quantification of the changes in net sales from fiscal 2013 to fiscal 2014.

(In millions)
Fiscal 2013 Net sales	$1,774.9
Maharam acquisition	96.5
Dealer divestitures	(25.6)
Impact from foreign currency	(8.9)
Net changes in pricing	10.5
U.S. federal government volumes	(12.0)
Other change in sales	46.6
Fiscal 2014 Net sales	$1,882.0

Consolidated net trade orders for fiscal 2014 totaled $1,917.7 million compared to $1,771.6 million in fiscal 2013, an increase of 8.2 percent. Order rates began the year at a steady pace with orders averaging approximately $36 million per week for the first quarter and $39 million per week for the second quarter. For the third quarter, weekly order rates decreased to an average of approximately $36 million per week, which is consistent with the company's typical seasonal slowdown. The fourth quarter finished the year with average weekly order rates increasing to approximately $37 million.

The weekly order pacing in the third quarter and the fourth quarter of fiscal 2014 was impacted by the price increase that was announced during the third quarter of fiscal 2014. This caused approximately $22 million of orders that otherwise would have been entered in the fourth quarter, to be entered in the third quarter. When adjusting for this impact, the weekly pacing of orders for the third quarter and fourth quarter was $34 million per week and $39 million per week, respectively. The overall impact of foreign currency changes for the fiscal year 2014 decreased net orders by approximately $9.6 million.

Our backlog of unfilled orders at the end of fiscal 2014 totaled $306.4 million, a 11.7 percent increase from the $274.4 million of backlog at the end of fiscal 2013.

BIFMA reported an estimated year-over-year decrease in U.S. office furniture shipments of approximately 1.2 percent for the twelve-month period ended May 2014. By comparison, net sales increased for the company's domestic U.S. business by approximately 3.0 percent.

Gross Margin - Fiscal 2015 Compared to Fiscal 2014
Fiscal 2015 gross margin as a percentage of sales was 36.9 percent, which is an increase of 340 basis points from the fiscal 2014 level. The improvement in gross margin was driven primarily by prior year charges related to the termination of the company's primary defined benefit pension plan, which led to a 240 basis point increase in gross margin during fiscal 2015. The acquisition of DWR provided a zero basis point improvement in gross margin, but excluding the effect of acquisition-related inventory adjustments, DWR provided an increase in the gross margin percentage of 40 basis points in fiscal 2015 relative to the prior year. The benefit captured from price increases - net of incremental discounting, provided a 40 basis point improvement. These increases were offset by the negative impact of foreign currency translation, which led to a decrease in gross margin of 30 basis points. The remainder of the change in gross margin during fiscal 2015 was driven by improved production, product, and channel mix.

The following table presents, for the periods indicated, the components of the company's cost of sales as a percentage of net sales.

Fiscal Year Ended	May 30, 2015	May 31, 2014	Change
Direct materials	41.9%	41.3%	0.6%
Direct labor	5.8	6.4	(0.6)
Manufacturing overhead
Manufacturing overhead - excluding legacy pension	8.8	10.1	(1.3)
Legacy pension impact on manufacturing overhead	—	2.7	(2.7)
Total manufacturing overhead	8.8	12.8	(4.0)
Freight and distribution	6.6	6.0	0.6
Cost of sales	63.1%	66.5%	(3.4)%

The addition of DWR to the company's consolidated results in fiscal 2015 impacted the components of consolidated cost of sales as a percentage of net sales. As a furnishings retailer, DWR sources the products it sells from various manufacturers. Accordingly, a much higher percentage of its cost of sales is attributable to direct materials and freight and distribution. The analysis below reflects the impact of DWR on each component of the company's consolidated cost of sales as a percentage of gross margin.

Direct material costs as a percent of net sales for fiscal 2015 increased 60 basis points as compared to fiscal 2014. The increase in direct material costs as a percentage of net sales was primarily driven by the impact of DWR, which provided an increase of 100 basis points. The DWR increase in the direct material cost percentage was impacted by acquisition-related inventory adjustments recorded during fiscal 2015. The negative impact of foreign currency translation provided an additional increase of 10 basis points. These increases were offset by the benefit of price increases - net of incremental discounting (30 basis points) as well as by favorable product mix (20 basis points).

Direct labor was 5.8 percent of net sales for fiscal 2015, a decrease of 60 basis points from fiscal 2014. This reduction was primarily due to the acquisition of DWR, offset by the negative impact of foreign currency translation.

Manufacturing overhead was 8.8 percent of net sales for fiscal 2015, a decrease of 400 basis points from the prior year. The decrease in manufacturing overhead as a percentage of net sales was primarily due to the favorable impacts from a reduction in legacy pension expenses and the acquisition of DWR. These factors drove a reduction in the manufacturing overhead percentage of 240 and 100 basis points, respectively, compared to fiscal 2014. The sale of owned dealerships during fiscal 2014 and the lower cost of employee incentives each provided an improvement of 10 basis points. The remaining decrease in the manufacturing overhead percentage was due to improved leverage within the company's principal U.S. manufacturing facilities as well as the favorable impact of changes in product and channel mix as compared to the prior year.

Freight and distribution expenses, as a percentage of sales, was 6.6 percent for fiscal 2015, an increase of 60 basis points as compared to fiscal 2014. The increase was driven by the acquisition of DWR and the impact of foreign currency translation.

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

Fiscal Year Ended	May 31, 2014	June 1, 2013	Change
Direct materials	41.3%	42.7%	(1.4)%
Direct labor	6.4	6.4	—
Manufacturing overhead
Manufacturing overhead - excluding legacy pension	10.1	10.6	(0.5)
Legacy pension impact on manufacturing overhead	2.7%	0.2%	2.5%
Total manufacturing overhead	12.8%	10.8%	2.0%
Freight and distribution	6.0%	6.0%	—%
Cost of sales	66.5%	65.9%	0.6%

Direct material costs as a percent of net sales for fiscal 2014 decreased 140 basis points as compared to fiscal 2013. The favorable impact related to product in-sourcing, price increases - net of incremental discounting, commodity pricing, and the acquisition of Maharam, had the effect of improving the direct material cost percentage by 60 basis points, 20 basis points, 10 basis points, and 10 basis points, respectively. The remaining decrease is related to favorable impact of changes in the product and channel mix compared to fiscal year 2013.

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

Freight and distribution expenses, as a percentage of sales, was 6.0 percent for fiscal 2014 and were flat compared to fiscal year 2013.

Operating Expenses - Fiscal 2015 Compared to Fiscal 2014
Operating expenses in fiscal 2015 were $628.0 million, or 29.3 percent of net sales, which compares to $656.7 million, or 34.9 percent of net sales in fiscal 2014. The decrease in operating expenses as compared to the prior year related primarily to legacy pension expenses recorded in fiscal 2014 of $113.1 million. The acquisition of DWR contributed an additional $81.5 million of operating expenses. As compared to fiscal 2014, restructuring and impairment expenses decreased by $13.8 million during fiscal 2015. Excluding the impact of DWR, design and research expenses increased $4.3 million in fiscal 2015 as compared to the prior year. Warranty expenses for the year increased by approximately $4.8 million. The increase in warranty expense was due to updating claims loss experience in the warranty liability estimates, additional sales of new products, and an increase in customer specific claims as compared to the prior year. The remaining change was due to net changes in various other operating expenses compared to the prior year period.

Year-over-year changes in currency exchange rates, associated with the company's international operations, decreased operating expenses by an estimated $4.8 million.

Design and research costs included in total operating expenses for fiscal 2015 were $71.4 million, or 3.3 percent of net sales, compared to fiscal 2014 expenses of $65.9 million, or 3.5 percent of net sales. This increase was driven by the acquisition of DWR during fiscal 2015 as well as investment in various projects. Royalty payments to designers for the company products, which are included within design and research costs, totaled $14.7 million and $12.0 million in fiscal years 2015 and 2014, respectively.

Restructuring and Impairment - Fiscal 2015 and Fiscal 2014
Restructuring and impairment charges decreased $13.8 million from $26.5 million in fiscal 2014 to $12.7 million in fiscal 2015. Restructuring and impairment expenses during fiscal 2015 included $1.9 million related to targeted workforce reductions within the North American segment and $10.8 million in impairment expenses related to the impairment of the POSH trade name. During fiscal 2014, restructuring and impairment expenses included $4.0 million related to the impairment of property in Ningbo, China, $1.1 million related to restructuring actions taken to improve the efficiency of the North American sales and distribution channel and Geiger manufacturing operations, and $21.4 million in impairment expenses related to the POSH and Nemschoff trade names.

During fiscal 2013, the company incurred restructuring expense of $1.2 million, all of which related to the 2012 Plan. The 2012 Plan represented the restructuring actions initiated in fiscal 2012 to consolidate the Nemschoff manufacturing operations in Sheboygan, Wisconsin with the closure of the Sioux City, Iowa seating plant. The restructuring consisted of $0.3 million related to severance and $0.9 million related to building exit costs.

The restructuring liabilities of $1.4 million and $0.4 million for fiscal years 2015 and 2014, respectively, are included in, "Other accrued liabilities" within the Consolidated Balance Sheet.

See Note 16 of the Consolidated Financial Statements for additional information on restructuring and impairment expenses.

The following table presents the quantification of the changes in total operating expenses from fiscal 2014 to fiscal 2015.

(In millions)
Fiscal 2014 Operating expenses	$656.7
Selling, general & administrative change
Legacy pension expenses	(113.1)
DWR Acquisition	81.5
Dealer divestitures	(3.6)
Impact from foreign currency	(4.8)
Warranty	4.8
Employee incentive costs	(4.0)
Administrative expenses	2.9
Marketing and selling	(2.4)
Acquisition expenses	2.2
Depreciation and amortization	1.9
Other	15.4
Restructuring and impairment change	(13.8)
Design and research change	4.3
Fiscal 2015 Operating expenses	$628.0

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

Design and research costs included in total operating expenses for fiscal 2014 was $65.9 million, or 3.5 percent of net sales, compared to fiscal 2013 expenses of $59.9 million, or 3.4 percent of net sales. This increase was primarily driven by the company's increased investment in various projects. Royalty payments for the company products, which are included within design and research costs, totaled $12.0 million and $11.6 million in fiscal years 2014 and 2013, respectively.

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

Operating Earnings (Loss)
In fiscal 2015, the company generated operating earnings of $163.4 million, an increase of $189.1 million from a fiscal 2014 operating loss of $25.7 million. This increase was attributable primarily to legacy pension expenses recorded in fiscal year 2014 of $164.4 million. Additionally, restructuring and impairment expenses were $26.5 million in fiscal 2014 as compared to $12.7 million in fiscal 2015. The fiscal 2014 operating earnings of $25.7 million represented a $140.6 million decrease from fiscal 2013 operating earnings of $114.9 million. This decrease was driven by legacy pension costs recorded during fiscal 2014.

Other Expenses and Income
In fiscal 2015, net other expenses were $18.2 million. Net other expenses were flat in fiscal 2014 as compared to fiscal 2013, totaling $17.7 million for each year. The increase in net other expenses in fiscal 2015 was primarily related to an increase in currency loss as compared to fiscal 2014.

Income Taxes
The company's effective tax rate was 32.6 percent in fiscal 2015 versus 48.9 percent in fiscal 2014, and 29.8 percent in fiscal 2013. The effective tax rate in fiscal 2015 was below the statutory rate of 35 percent, primarily due to the domestic U.S. manufacturing deduction and a tax benefit related to the recently completed foreign entity reorganization. The company reorganized certain of its non-U.S. subsidiaries under a holding company structure in order to facilitate the efficient movement of non-U.S. cash and provide a platform to fund foreign investments. A planned repatriation from certain entities in the holding company structure generated a net tax benefit of $3.9 million in fiscal 2015.

The effective tax rate in fiscal 2014 was above the statutory rate of 35 percent, primarily due to the domestic U.S. manufacturing deduction and a shift in the relative mix of income and loss between the taxing jurisdictions. This change in mix was driven primarily by legacy pension expenses recorded this year. The effective tax rate in fiscal 2013 was below the statutory rate of 35 percent, primarily due to the domestic U.S. manufacturing deduction and international tax rate differential.

For further information regarding income taxes, refer to Note 10 of the Consolidated Financial Statements.

Net Earnings (Loss); Earnings (Loss) per Share
In fiscal 2015, fiscal 2014, and fiscal 2013, the company generated net earnings of $98.1 million, net loss of $(22.1) million, and net earnings of $68.2 million, respectively. In fiscal 2015, diluted earnings per share was $1.62, while diluted loss per share in fiscal 2014 was $(0.37), and diluted earnings per share was $1.16 in fiscal 2013.

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

◦
Consumer — Includes operations associated with the sale of modern design furnishings and accessories to third party retail distributors, as well as direct to consumer sales through eCommerce, direct mailing catalogs, and DWR retail studios.

The company also reports a corporate category consisting primarily of, as applicable, unallocated corporate expenses including restructuring, impairment, acquisition-related costs, and other unallocated corporate costs. The fiscal year 2015 and 2014 results are as follows:

	Fiscal 2015						Fiscal 2014
	North America	ELA	Specialty	Consumer	Corporate	Total	North America	ELA	Specialty	Consumer	Corporate	Total
Net Sales, as reported	1,241.9	409.9	219.9	270.5	—	2,142.2	1,216.3	392.2	205.8	67.7	—	1,882.0
% change from PY	2.1%	4.5%	6.9%	299.6%	—%	13.8%	(0.5)%	3.9%	84.2%	5.8%	—%	6.0%

	Fiscal 2015						Fiscal 2014
	North America	ELA	Specialty	Consumer	Corporate	Total	North America	ELA	Specialty	Consumer	Corporate	Total

Operating Earnings (Loss)	125.2	25.9	13.5	14.7	(15.9)	$163.4	(27.0)	23.1	(5.3)	9.9	(26.4)	$(25.7)
Add: Restructuring / Impairment Expenses	—	—	—	—	12.7	12.7	—	—	—	—	26.5	26.5
Add: Acquisition-Related Inventory Adjustments	—	—	—	7.8	—	7.8	—	—	1.4	—	—	1.4
Add: Legacy Pension Expenses	—	—	—	—	—	—	147.0	—	12.2	5.2	—	164.4
Add: POSH Cont. Consid. Reduction	—	—	—	—	—	—	—	(2.6)	—	—	—	(2.6)
Acquisition Expenses	—	—	—	—	2.2	2.2	—	—	—	—	—	—
Adjusted Operating Earnings	125.2	25.9	13.5	22.5	(1.0)	186.1	$120.0	$20.5	$8.3	$15.1	$0.1	$164.0

Other Income / (Expense), net					(0.7)	(0.7)					(0.1)	(0.1)
Add: Depreciation and Amortization	26.5	8.2	7.4	7.3	0.4	49.8	26.8	7.6	6.8	1.2	—	42.4
Adjusted EBITDA	$151.7	$34.1	$20.9	$29.8	$(1.3)	$235.2	$146.8	$28.1	$15.1	$16.3	$—	$206.3

Discussion of Segments - Fiscal 2015 Compared to Fiscal 2014
North America
Net sales within the North American Furniture Solutions (North America) reportable segment increased to $1,241.9 million in fiscal 2015, an increase of $25.6 million from fiscal 2014 net sales of $1,216.3 million. The impact of dealer divestitures in fiscal 2014 had the effect of reducing sales by approximately $12.1 million during fiscal 2015. The impact of foreign currency changes decreased fiscal 2015 net sales by approximately $7.2 million. The impact of changes in pricing, net of discounting, is estimated to have had an $11.7 million increase on net sales during fiscal 2015 over the prior year. The segment also experienced a $4.4 million decrease in sales volumes to the U.S. federal government as compared to fiscal 2014. The rest of the increase in sales during fiscal 2015 was due to higher volumes, the timing of project completions, and the conversion of existing backlog into sales.

Operating earnings for North America in fiscal 2015 were $125.2 million, a $152.2 million increase from fiscal 2014. The increase in operating earnings during fiscal 2015 was driven primarily by non-recurring legacy pension costs recognized during fiscal 2014 of $147.0 million. These costs related to the prior year termination of the primary domestic defined benefit pension plans. Additionally, during fiscal 2015, there was a $3.2 million increase in warranty expense and a $5.9 million decrease in marketing and selling expenses as compared to fiscal 2014. The impact of foreign currency changes decreased fiscal 2015 operating earnings for North America by approximately $4.7 million. The remaining change in operating earnings was due to growth in gross margin that was driven by improvements in pricing, net of discounting, and improved product mix.

ELA Furniture Solutions (EMEA, Latin America, and Asia Pacific)
In spite of the negative impact on sales of foreign currency translation of $16.8 million, net sales in the ELA Furniture Solutions (ELA) reportable segment increased 4.5 percent, or $17.7 million, in fiscal 2015 as compared to fiscal 2014. On a constant currency basis, net sales increased $34.5 million during fiscal 2015 as compared to fiscal 2014 due to growth in sales volumes within the EMEA and Asia regions.

Operating earnings within ELA for fiscal 2015 were $25.9 million, a $2.8 million increase from fiscal 2014. The impact of foreign currency changes decreased fiscal 2015 operating earnings for ELA by approximately $9.1 million. However, the positive earnings momentum of ELA during the fiscal year more than offset the negative impact of foreign currency translation. Year-over-year, improved sales volumes in the EMEA and Asia regions along with the improved manufacturing efficiency at the company's United Kingdom and Asia manufacturing operations led to an increase in operating earnings, on a constant currency basis.

Specialty
Net sales within the Specialty reportable segment increased 6.9 percent, or $14.0 million, compared to fiscal 2014. This year-over-year improvement was driven principally by higher sales volumes of Geiger wood products and Herman Miller Collection products.

Operating earnings within the Specialty reportable segment totaled $13.5 million for the year, or 6.1 percent of net sales, an increase of $18.8 million from fiscal 2014. The increase in operating earnings during fiscal 2015 related in-part to one-time expenses incurred during the prior year that did not recur in the current year. These prior year expenses were legacy pension of $12.2 million and inventory adjustments related to the Maharam acquisition of $1.4 million. The remaining increase was driven by improved operating performance and leverage from both the Geiger and Maharam subsidiaries.

Consumer
Net sales for the Consumer reportable segment increased to $270.5 million in fiscal 2015, an increase of $202.8 million from fiscal 2014 net sales of $67.7. Net sales during the year increased by $194.3 due to the acquisition of DWR, net of intercompany eliminations. The remaining change in sales was driven by increases in pricing and higher sales volumes within the company's legacy wholesale and eCommerce consumer business.

Operating earnings within the Consumer segment were $14.7 million during fiscal 2015 as compared to operating earnings of $9.9 million in fiscal 2014. The increase in operating earnings during fiscal 2015 related, in part, to decreased legacy pension expenses of $5.2 million. Inventory adjustments associated with the DWR acquisition decreased fiscal 2015 operating earnings by $7.8 million. The remaining change in operating earnings was driven by increased margins and operating earnings associated with the acquisition of DWR as well as higher sales volumes within the company's existing consumer wholesale and eCommerce business.

Discussion of Segments - Fiscal 2014 Compared to Fiscal 2013
North America
Net sales within the North America reportable segment were $1,216.3 million in fiscal 2014, a decrease of $5.6 million from fiscal 2013 net sales of $1,221.9 million. The impact of dealer divestitures in fiscal 2014 had the effect of reducing sales approximately $25.6 million compared to fiscal 2013. The impact of foreign currency changes was to decrease fiscal 2014 net sales for North America by approximately $5.2 million. The impact of changes in pricing, net of discounting, is estimated to have had a $7.9 million increase on net sales during fiscal 2014 over the prior year. The segment has also experienced a $12.0 million decrease in sales volumes to the U.S. federal government as compared to fiscal 2013. The remaining change in net sales was due to an increase in unit volumes during fiscal 2014.

Operating losses for North America in fiscal 2014 were $27.0 million, a $103.6 million decrease from fiscal 2013. The decrease is attributable to legacy pension expenses of $123.9 million. The impact of dealer divestitures had the effect of decreasing operating earnings approximately $0.9 million compared to fiscal 2013. Warranty expenses were lower by $3.0 million for fiscal 2014, due to lower customer specific claims. North America also had approximately $7.0 million in additional employee incentive expense during fiscal 2014 compared to the prior year. The impact of foreign currency changes decreased fiscal 2014 operating earnings for North America by approximately $3.6 million. The remaining change in operating earnings was driven by improvements in gross margin, which was primarily attributable to in-sourcing initiatives

ELA Furniture Solutions (EMEA, Latin America and Asia Pacific)
Net sales within the ELA reportable segment increased 3.9 percent, or $14.9 million, in fiscal 2014. The impact of foreign currency changes was a decrease to fiscal 2014 net sales for ELA by approximately $3.5 million. The impact of changes in pricing, net of discounting, is estimated to have had a $0.3 million increase on net sales during fiscal 2014 over the prior year. The remaining change in net sales was due to changes in unit volumes during fiscal 2014.

Operating earnings within ELA were 5.9 percent of net sales for the segment in fiscal year 2014, compared to 6.5 percent in fiscal 2013, a decrease of $1.6 million from fiscal 2013. The impact of foreign currency changes decreased fiscal 2014 operating earnings for ELA by approximately $2.8 million. This was partially offset by a decrease in marketing and selling costs in fiscal 2014.

Specialty
Net sales within the Specialty reportable segment were $205.8 million in fiscal 2014 as compared to $111.7 million in fiscal 2013. The acquisition of Maharam contributed an additional $96.5 million of net sales during fiscal 2014.

Operating losses for the Specialty reportable segment in fiscal 2014 were $5.3 million, a decrease of $7.1 million from fiscal 2013. The decrease was driven principally by increased legacy pension expense of $10.5 million, offset by an increase in operating earnings from Maharam of $4.2 million.

Consumer
Net sales for the Consumer reportable segment were $67.7 million in fiscal 2014, an increase of $3.7 million as compared to fiscal 2013. The increase is attributable to the impact of changes in pricing, net of discounting, and increased sales volumes.

Operating earnings within the Consumer reportable segment totaled $9.9 million in fiscal 2014 as compared to $13.6 million in fiscal 2013. The decrease in operating earnings was driven primarily by increased legacy pension expenses of $5.2 million

Liquidity and Capital Resources
The table below presents certain key cash flow and capital highlights for the fiscal years indicated.

	Fiscal Year Ended
(In millions)	2015	2014	2013
Cash and cash equivalents, end of period	$63.7	$101.5	$82.7
Marketable securities, end of period	$5.7	$11.1	$10.8
Cash provided by operating activities	$167.7	$90.1	$136.5
Cash used for investing activities	$(213.6)	$(48.2)	$(209.7)
Cash provided by (used for) financing activities	$6.8	$(22.4)	$(16.0)
Pension and post-retirement benefit plan contributions (1)	$(1.4)	$(50.2)	(4.5)
Capital expenditures	$(63.6)	$(40.8)	$(50.2)
Stock repurchased and retired	$(3.7)	$(12.7)	$(3.6)
Interest-bearing debt, end of period (3)	$290.0	$250.0	250.0
Available unsecured credit facilities, end of period (2) (3)	$164.5	$155.1	$147.3

(1) Amount shown for fiscal 2014 includes $48.8 million due to the termination of the company’s primary domestic defined benefit pension plan.
(2) Amounts shown are net of outstanding letters of credit, which are applied against the company's unsecured credit facility.
(3) During fiscal 2015, we renegotiated the unsecured revolving credit facility. Refer to Note 5 of the Consolidated Financial Statements for additional information.

Cash Flow — Operating Activities
Cash generated from operating activities in fiscal 2015 totaled $167.7 million compared to $90.1 million generated in the prior year. This represents an increase of $77.6 million compared to fiscal 2014. The increase from fiscal 2014 was driven primarily by a decrease in pension contributions of approximately $48.8 million associated with the termination of the company's primary domestic defined benefit pension plan during fiscal 2014. Additionally, an increase in net income from fiscal 2014 to fiscal 2015 also contributed to the increase in cash flows from operating activities.
Changes in working capital balances resulted in a $3.5 million source of cash in the current fiscal year compared to a $21.2 million use of cash in the prior year. The sources of cash related to changes in working capital balances in fiscal 2015 consisted primarily of a decrease in trade receivables of $7.8 million, an increase in accounts payable of $1.1 million and an increase in accrued liabilities of $6.1 million. This was partially offset by increases in inventory and prepaid expenses of $9.0 million and $2.5 million, respectively.
The $46.4 million decrease in cash from operations in fiscal 2014, as compared to fiscal 2013, was driven primarily by pension contributions of $50.2 million, net of the related tax benefits, primarily related to the termination of the company's primary domestic defined benefit pension plan. The pension contributions during fiscal 2014 were $45.7 million more than the fiscal 2013 contributions of $4.5 million.

Changes in working capital balances resulted in a $21.2 million use of cash in fiscal 2014 compared to a $17.2 million source of cash in fiscal 2013. The use of cash related to changes in working capital balances in fiscal 2014 consisted primarily of an increase in trade receivables of $26.7 million and an increase in net inventories and prepaid expenses of $2.2 million and $3.2 million, respectively. These amounts were partially offset by increases in accounts payable and other accruals of $2.6 million and $8.3 million, respectively.
Collections of accounts receivable remained strong throughout fiscal 2015, and the company's recorded accounts receivable allowances at the end of the year are believed to be adequate to cover the risk of potential bad debts. Allowances for non-collectible accounts receivable, as a percent of gross accounts receivable, totaled 1.5 percent, 1.9 percent, and 2.4 percent at the end of fiscal years 2015, 2014, and 2013, respectively.

Cash Flow — Investing Activities
Capital expenditures totaled $63.6 million, $40.8 million and $50.2 million in fiscal 2015, 2014, and 2013, respectively. The increase in capital expenditures of $22.8 million from fiscal 2014 to fiscal 2015 was driven primarily by expenditures related to the construction of a new facility in the United Kingdom for the purpose of consolidating manufacturing and distribution activities, as well as capital expenditures made by DWR associated with investment in retail studio and outlet locations.

Outstanding commitments for future capital purchases at the end of fiscal 2015 were approximately $13.1 million. The company expects capital spending in fiscal 2016 to be between $70 million and $80 million. The expected increase as compared to fiscal 2015 is primarily due to planned investments in the company's showrooms and retail locations.

Included in the fiscal 2015, 2014 and 2013 investing activities are net cash outflows related to acquisitions. These amounts are summarized below:

(In millions)	2015	2014	2013
Design Within Reach (DWR)	$154.0
Certain Assets of Dongguan Sun Hing Steel Furniture Factory Ltd (DGSH)		$6.7
Maharam Fabric Corporation (Maharam)			$155.8
Sun Hing POSH Holdings Limited (POSH)			$1.7

Our net marketable securities transactions for fiscal 2015 yielded a $5.3 million source of cash. This compares to a $0.3 million and $1.2 million use of cash in fiscal 2014 and fiscal 2013, respectively.

Cash Flow — Financing Activities

	Fiscal Year Ended
(In millions, except share and per share data)	2015	2014	2013
Shares acquired	121,488	408,391	154,917
Cost of shares acquired	$3.7	$12.7	$3.6
Shares issued	501,277	1,040,255	461,944
Average cash received per share issued	$15.48	$20.00	$15.54
Cash dividends paid	$33.3	$30.3	$19.1

In fiscal 2015, cash provided by financing activities increased to $6.8 million, as compared to cash used in financing activities of $22.4 million in fiscal 2014. Cash inflows from net borrowings on the revolving credit facility were $90.0 million during fiscal 2015. The company utilized a portion of these borrowings to pay off $50 million of Series A senior notes, which matured January 3, 2015. By comparison, there was no borrowing activity on the credit facility during fiscal 2014. Cash paid for the retirement of common stock was $3.7 million in the current year as compared to $12.7 million in the prior year. Additionally, in fiscal 2015 there was a decrease in cash inflows from the issuance of shares related to stock-based compensation plans. The company received $7.8 million related to stock-based compensation plans in fiscal 2015 compared to $20.8 million in fiscal 2014.

Cash used in financing activities increased by $6.4 million from fiscal 2013 to fiscal 2014. The increase was driven primarily by an increase in cash outflows from dividends paid and common stock purchased and retired. Dividends paid increased due to the increase in the quarterly dividend from $0.125 per share to $0.140 per share.

Some minority shareholders in a subsidiary have the right, at certain times, to require the company to acquire a portion of their ownership interest in those entities at fair value. It is possible that within the next five years the company could be required to acquire this ownership interest. The fair value of this redeemable noncontrolling interest as of May 30, 2015 was $30.4 million and is included within "Redeemable noncontrolling interests" on the Consolidated Balance Sheets.

Sources of Liquidity
In addition to cash flows from operating activities, the company has access to liquidity through credit facilities, cash and cash equivalents and short-term investments. These sources have been summarized below, for additional information see Note 5 to the consolidated financial statements.

(In millions, )	2015	2014
Cash and cash equivalents	$63.7	$101.5
Marketable securities	$5.7	$11.1
Availability under India credit facility	2.8	—
Availability under South China credit facility	$5.0	$5.0
Availability under Ningbo, China credit facility	$5.0	$5.0
Availability under syndicated revolving line of credit	$151.7	$145.1
At the end of the fourth quarter fiscal 2015, the company had cash and cash equivalents of $63.7 million including foreign cash and cash equivalents of $52.7 million. In addition, the company had foreign marketable securities of $5.7 million. The foreign subsidiary holding the company's marketable securities is taxed as a U.S. taxpayer at the company's election; consequently, for tax purposes all U.S tax impacts for this subsidiary have been recorded. The company has a plan to repatriate the available earnings of its Luxembourg subsidiary during fiscal 2016. While the exact amount of earnings to be repatriated in fiscal 2016 is unknown, the company recorded in fiscal 2015 a net tax benefit of $3.9 million related to a change in the company's assertion that the earnings from its Luxembourg subsidiary are permanently reinvested outside of the United States.

We believe cash on hand, cash generated from operations, and our borrowing capacity will provide adequate liquidity to fund near term and future business operations, capital needs, future dividends and share repurchases, subject to financing availability in the marketplace.

Contingencies
The company leases a facility in the United Kingdom under an agreement that expired in June 2011 and the company is currently leasing the facility on a month to month basis. Under the terms of the lease, the company is required to perform the maintenance and repairs necessary to address the general dilapidation of the facility over the lease term. The ultimate cost of this provision to the company is dependent on a number of factors including, but not limited to, the future use of the facility by the lessor and whether the company chooses and is permitted to renew the lease term. The company has estimated the cost of these maintenance and repairs to be between $0.5 million and $1.5 million, depending on the outcome of future plans and negotiations. Based on existing circumstances, it is estimated that these costs will most likely approximate $1.2 million as of May 30, 2015, and was estimated to be $1.5 million as of May 31, 2014. As a result, these amounts have been recorded as a liability reflected under the caption “Other accrued liabilities” for fiscal 2015 and fiscal 2014 in the Consolidated Balance Sheets.

The company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the company's Consolidated Financial Statements.

Basis of Presentation
The company's fiscal year ends on the Saturday closest to May 31. The fiscal years ended May 30, 2015 , May 31, 2014, and June 1, 2013 each contained 52 weeks of operations. This is the basis upon which weekly average data is presented.

Contractual Obligations
Contractual obligations associated with our ongoing business and financing activities will result in cash payments in future periods. The following table summarizes the amounts and estimated timing of these future cash payments. Further information regarding debt obligations can be found in Note 5 of the Consolidated Financial Statements. Additional information related to operating leases can be found in Note 6 of the Consolidated Financial Statements.

(In millions)	Payments due by fiscal year
	Total	2016	2017-2018	2019-2020	Thereafter
Long-term debt	$200.0	$—	$150.0	$90.0	$50.0
Estimated interest on debt obligations (1)	46.1	13.6	23.2	7.0	2.3
Operating leases	253.7	36.6	59.2	50.1	107.8
Purchase obligations (2)	42.0	35.8	6.0	0.2	—
Pension plan funding (3)	1.3	0.5	0.2	0.2	0.4
Stockholder dividends (4)	8.4	8.4	—	—	—
Other (5)	37.8	14.8	9.7	3.0	10.3
Total	$589.3	$109.7	$248.3	$150.5	$170.8
(1) Estimated future interest payments on our outstanding debt obligations are based on interest rates as of May 30, 2015. Actual cash outflows may differ significantly due to changes in underlying interest rates and timing of principal payments.
(2) Purchase obligations consist of non-cancelable purchase orders and commitments for goods, services, and capital assets.
(3) Pension plan funding commitments are known for a 12-month period for those plans that are funded; unfunded pension and post-retirement plan funding amounts are equal to the estimated benefit payments. As of May 30, 2015, the total projected benefit obligation for our domestic and international employee pension benefit plans was $113.1 million.
(4) Represents the recorded dividend payable as of May 30, 2015. Future dividend payments are not considered contractual obligations until declared.
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

Revenue Recognition
As described in the “Executive Overview,” the majority of our products and services are sold through one of six channels: Independent contract furniture dealers and licensees, owned contract furniture dealers, direct to end customers, independent retailers and owned retail studios. We recognize revenue on sales to independent dealers, licensees, and retailers once the product is shipped and title passes to the buyer. When we sell product directly to the end customer or through owned dealers or retail studios, we recognize revenue once the product and services are delivered and installation thereof is substantially complete.

Amounts recorded as net sales generally include any freight charged to customers, with the related freight expenses recognized within cost of sales. Items such as discounts off list price, rebates, and other sale-related marketing program expenses are recorded as reductions to net sales. We record accruals for rebates and other marketing programs, which require us to make estimates about future customer buying patterns and market conditions. Customer sales that reach (or fail to reach) certain levels can affect the amount of such estimates and actual results could differ from our estimates.

Receivable Allowances
We base our allowances for receivables on known customer exposures, historical credit experience, and the specific identification of other potential problems, including the current economic climate. These methods are applied to all major receivables, including trade, lease, and notes receivable. In addition, we follow a policy that consistently applies reserve rates based on the outstanding accounts receivable and historical experience. Actual collections can differ from our historical experience and if economic or business conditions deteriorate significantly, adjustments to these reserves may be required.

The accounts receivable allowance totaled $2.8 million and $4.0 million at May 30, 2015 and May 31, 2014, respectively. As a percentage of gross accounts receivable, these allowances totaled 1.5 percent and 1.9 percent for fiscal 2015 and fiscal 2014, respectively. The year-over-year decrease in the allowance is primarily due to the stabilization of economic conditions and continued financial health of our customers.

Goodwill and Indefinite-lived Intangibles
The carrying value of goodwill and indefinite-lived intangible assets as of May 30, 2015 and May 31, 2014, were $388.3 million and $269.1 million, respectively. Goodwill and indefinite-lived intangible assets are tested for impairment annually, or more frequently if changes in circumstances or the occurrence of events suggest that impairment exists. The company performs the annual goodwill and indefinite-lived intangible assets impairment testing during the fourth quarter of the fiscal year.

The company completed the required annual goodwill impairment test in the fourth quarter of fiscal 2015, as of March 28, 2015, performing a combination of the qualitative assessment and the quantitative impairment test. For the reporting units that were tested under the qualitative assessment, the company determined that it was more likely than not that the goodwill of the reporting units were not impaired and thus, the two-step quantitative impairment test was unnecessary. For the reporting units that were tested under the quantitative impairment test, the company determined that the fair value of the reporting units exceeded the carrying amount and as such, the reporting units were not impaired and the second step of the impairment test was not necessary.

The test for impairment requires the company to make several estimates about fair value, most of which are based on projected future cash flows and market valuation multiples. We estimated the fair value of the reporting units using a discounted cash flow analysis and reconciled the sum of the fair values of the reporting units to total market capitalization of the company, plus a control premium. The control premium represents an estimate associated with obtaining control of the company in an acquisition. The discounted cash flow analysis used the present value of projected cash flows and a residual value.

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

During fiscal 2015, the company recognized pre-tax asset impairment expenses totaling $10.8 million associated with the POSH trade name. Although profitability associated with the POSH trade name increased as compared to the prior year, forecasts developed during the fourth quarter of fiscal 2015 indicated that forecasts of revenue and profitability no longer supported the value of the trade name intangible asset.

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

Due to the acquisition of a manufacturing and distribution operation in Dongguan, China during fiscal 2014, the company has decided not to pursue the construction of a new manufacturing and distribution facility on previously acquired property in Ningbo, China. The company evaluated the fair value of this property and recorded a pre-tax asset impairment of $4.0 million during the second quarter of fiscal 2014. During the third quarter of fiscal 2015, the company entered into an agreement for the sale of the property in Ningbo, China. Accordingly, an immaterial amount of additional impairment was recorded to write down the land to its fair value, less estimated selling expenses, to an amount of $4.2 million. As the land meets the criteria to be designated as an asset held for sale, the value of the land has been classified as a current asset and included within "Other" on the Consolidated Balance Sheets for the period ended May 30, 2015. Subsequent to the end of fiscal 2015 the company completed the sale of the Ningbo property. See Note 16 to the Consolidated Financial Statements for additional information regarding this impairment charge.

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

Inventory Reserves
Inventories are valued at the lower of cost or market. The inventories at our West Michigan manufacturing operations are valued using the last-in, first-out (LIFO) method, whereas inventories of certain other subsidiaries are valued using the first-in, first-out (FIFO) method. The company establishes reserves for excess and obsolete inventory, based on prevailing circumstances and judgment for consideration of current events, such as economic conditions that may affect inventory. The reserve required to record inventory at lower of cost or market may be adjusted in response to changing conditions.

Income Taxes
Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses.

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

Self-Insurance Reserves
With the assistance of independent actuaries, reserves are established for workers' compensation and general liability exposures. The reserves are established based on expected future claims for incurred losses. The company also establishes reserves for health, prescription drugs, and dental benefit exposures based on historical claims information along with certain assumptions about future trends. The methods and assumptions used to determine the liabilities are applied consistently, although actual claims experience can vary. The company also maintains insurance coverage for certain risk exposures through traditional premium-based insurance policies. The company's health benefits retention level does not include an aggregate stop loss policy. The company's retention levels designated within significant insurance arrangements as of May 30, 2015, are as follows.

(In millions)	Retention Level (per occurrence)
General liability and auto liability/physical damage	$1.00
Workers' compensation and property	$0.75

Pension and other Post-Retirement Benefits
The determination of the obligation and expense for pension and other post-retirement benefits depends on certain actuarial assumptions. Among the most significant of these assumptions are the discount rate and expected long-term rate of return on plan assets. We determine these assumptions as follows.

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

While this assumption represents the long-term market return expectation, actual asset returns can and do differ from year-to-year. Such differences give rise to actuarial gains and losses. In years where actual market returns are lower than the assumed rate, an actuarial loss is generated. Conversely, an actuarial gain results when actual market returns exceed the assumed rate in a given year. As of May 30, 2015, and May 31, 2014, the net actuarial loss associated with the employee pension and post-retirement benefit plans totaled approximately $43.0 million and $35.0 million, respectively. Changes in the discount rate and return on assets can have a significant effect on the expense and obligations related to our pension plans. The company cannot accurately predict these changes in discount rates or investment returns and, therefore, cannot reasonably estimate whether adjustments to the expense or obligation in subsequent years will be significant. Both the May 30, 2015 pension funded status and 2016 expense are affected by year-end 2015 discount rate and expected return on assets assumptions. Any change to these assumptions will be specific to the time periods noted and may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown.

The effect of the indicated increase/(decrease) in discount rates and expected return on assets is shown below:

(In millions)
Assumption	1 Percent Change	2016 Expense		May 31, 2015 Obligation
		U.S.	International	U.S.	International
Discount rate	+/- 1.0	—	$ (1.4) / 1.6	$ (0.5) / 0.6	$ (19.6) / 24.9
Expected return on assets	+/- 1.0	—	$ (0.9) / 0.9	—	—

For purposes of determining annual net pension expense, the company uses a calculated method for determining the market-related value of plan assets. Under this method, the company recognizes the change in fair value of plan assets systematically over a five-year period. Accordingly, a portion of the net actuarial loss is deferred. As of May 30, 2015, the deferred net actuarial loss (i.e. the portion of the total net actuarial loss not subject to amortization) was zero.

Refer to Note 7 of the Consolidated Financial Statements for more information regarding costs and assumptions used for employee benefit plans.

Stock-Based Compensation
The company views stock-based compensation as a key component of total compensation for certain employees, non-employee directors and officers. The stock-based compensation programs include grants of restricted stock, restricted stock units, performance share units, employee stock purchases, and stock options. The company recognizes expense related to each of these share-based arrangements. The Black-Scholes option pricing model is used in estimating the fair value of stock options issued in connection with compensation programs. This pricing model requires the use of several input assumptions. Among the most significant of these assumptions are the expected volatility of the common stock price and the expected timing of future stock option exercises.

•
Expected Volatility — This represents a measure, expressed as a percentage, of the expected fluctuation in the market price of the company's common stock. As a point of reference, a high volatility percentage would assume a wider expected range of market returns for a particular security. All other assumptions held constant, this would yield a higher stock option valuation than a calculation using a lower measure of volatility. In measuring the fair value of stock options issued during fiscal 2015, we utilized an expected volatility of 36 percent. For the Herman Miller Consumer Holdings (HMCH) Stock Option Plan, we utilized an expected volatility of 35 percent.

•
Expected Term of Options — This assumption represents the expected length of time between the grant date of a stock option and the date at which it is exercised (option life). The company assumed an average expected term of 4.0 years in calculating the fair values of the majority of stock options issued during fiscal 2015. For the HMCH Stock Option Plan, we utilized an average expected term of 3.2 years.

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

Direct Material Costs
The company is exposed to risks arising from price changes for certain direct materials and assembly components used in its operations. The largest such costs incurred by the company are for steel, plastics, textiles, wood particleboard, and aluminum components. The impact from changes in commodity prices decreased the company's costs by approximately $0.4 million during fiscal 2015 compared to the prior year. The net impact of changes in pricing increased net sales by $13.7 million.
The impact from changes in commodity prices decreased the company's costs by approximately $1.2 million during fiscal 2014 as compared to fiscal 2013. The net impact of changes in pricing in fiscal 2014 increased net sales by approximately $10.5 million as compared to fiscal 2013. The net impact of changes in pricing in fiscal 2013 increased net sales by $4.5 million, which had the effect of decreasing the company's costs as a percent of net sales compared to fiscal 2012.

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

In the normal course of business, the company enters into contracts denominated in foreign currencies. The principal foreign currencies in which the company conducts its business are the British pound sterling, euro, Canadian dollar, Japanese yen, Mexican peso, Hong Kong dollar and Chinese renminbi. As of May 30, 2015, the company had outstanding, sixteen forward currency instruments designed to offset either net asset or net liability exposure that is denominated in non-functional currencies. One forward contract was placed to offset a 19.0 million Hong Kong dollar-denominated net asset exposure. Two forward contracts were placed to offset a 10.3 million euro-denominated net asset exposure. Three forward contracts were placed to offset a 4.8 million U.S. dollar-denominated net asset exposure. One forward contract was placed to offset a 6.0 million South African rand-denominated net asset exposure. One forward contract was placed to offset a 0.8 million Canadian dollar-denominated net asset exposure. And one forward contract was placed to offset a 0.4 million Australian dollar-denominated net asset exposure. One forward contract was placed to offset a 1.2 million euro-denominated net liability exposure. And six forward contracts were placed to offset a 27.9 million U.S.dollar-denominated net liability exposure.

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

A net loss of $2.1 million, $1.2 million and $1.3 million related to the cost of the foreign currency hedges and remeasuring all foreign currency transactions into the appropriate functional currency was included in net earnings for the years ended May 30, 2015, May 31, 2014 and June 1, 2013, respectively. These amounts are included in “Other Expenses (Income)” in the Consolidated Statements of Comprehensive Income. Additionally, the cumulative effect of translating the balance sheet and income statement accounts from the functional currency into the United States dollar increased the accumulated comprehensive loss component of total stockholders' equity by $9.7 million as of fiscal 2015 and decreased the accumulated comprehensive loss component of total stockholders' equity by $2.9 million as of the end of fiscal 2014. During fiscal 2013 the effect increased the accumulated comprehensive income loss component of total stockholders' equity by $1.0 million.

Interest Rate Risk
The company maintains fixed-rate debt for which changes in interest rates generally affect fair market value but not earnings or cash flows. Expected cash outflows (notional amounts) over the next five years and thereafter related to debt instruments are as follows.

(In millions)	2016	2017	2018	2019	2020	Thereafter	Total
Long-Term Debt:
Fixed rate	$—	$—	$150.0	$—	$—	$50.0	$200.0
Weighted average interest rate = 6.31%
Variable rate
Weighted average interest rate = 1.03%	$—	$—	$—	$—	$90.0	$—	$90.0

Item 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Comprehensive Income

	Fiscal Years Ended
(In millions, except per share data)	May 30, 2015	May 31, 2014	June 1, 2013
Net sales	$2,142.2	$1,882.0	$1,774.9
Cost of sales	1,350.8	1,251.0	1,169.7
Gross margin	791.4	631.0	605.2
Operating expenses:
Selling, general, and administrative	543.9	564.3	429.2
Restructuring and impairment expenses	12.7	26.5	1.2
Design and research	71.4	65.9	59.9
Total operating expenses	628.0	656.7	490.3
Operating earnings (loss)	163.4	(25.7)	114.9
Other expenses (income):
Interest expense	17.5	17.6	17.2
Interest and other investment income	(0.6)	(0.4)	(0.4)
Other, net	1.3	0.5	0.9
Net other expenses	18.2	17.7	17.7
Earnings (loss) before income taxes	145.2	(43.4)	97.2
Income tax expense (benefit)	47.2	(21.2)	28.9
Equity earnings (loss) from nonconsolidated affiliates, net of tax	0.1	0.1	(0.1)
Net earnings (loss)	98.1	(22.1)	68.2
Net earnings attributable to noncontrolling interests	0.6	—	—
Net earnings (loss) attributable to Herman Miller, Inc.	$97.5	$(22.1)	$68.2

Earnings (loss) per share — basic	$1.64	$(0.37)	$1.17
Earnings (loss) per share — diluted	$1.62	$(0.37)	$1.16

Other comprehensive income (loss):
Foreign currency translation adjustments (net of tax of $0.3, $ - , and $ - )	$(9.7)	$2.9	$(1.0)
Pension and post-retirement liability adjustments (net of tax of $2.2, $(50.9) and $(8.8))	(8.6)	83.5	17.3
Total other comprehensive income (loss)	(18.3)	86.4	16.3
Comprehensive income	79.8	64.3	84.5
Comprehensive income attributable to noncontrolling interests	0.6	—	—
Comprehensive income attributable to Herman Miller, Inc.	$79.2	$64.3	$84.5

Consolidated Balance Sheets

(In millions, except share and per share data)	May 30, 2015	May 31, 2014
Assets
Current Assets:
Cash and cash equivalents	$63.7	$101.5
Marketable securities	5.7	11.1
Accounts and notes receivable, less allowances of $3.4 in 2015 and $4.0 in 2014	189.6	204.3
Inventories, net	129.6	78.4
Deferred income taxes	32.0	23.9
Prepaid property and other taxes	10.0	12.7
Other	32.9	19.9
Total Current Assets	463.5	451.8

Property and Equipment:
Land and improvements	21.4	21.5
Buildings and improvements	188.9	161.1
Machinery and equipment	610.1	576.7
Construction in progress	48.2	29.9
Gross Property and Equipment	868.6	789.2
Less: Accumulated depreciation	(619.1)	(594.0)
Net Property and Equipment	249.5	195.2
Goodwill	303.1	228.2
Indefinite-lived intangibles	85.2	40.9
Other amortizable intangibles, net	52.3	44.2
Other assets	34.6	30.6
Total Assets	$1,188.2	$990.9

Liabilities, Redeemable Noncontrolling Interests, and Stockholders' Equity
Current Liabilities:
Current maturities of long-term debt	$—	$50.0
Accounts payable	164.7	136.9
Accrued compensation and benefits	66.6	65.0
Accrued warranty	26.8	25.2
Unearned Revenue	32.0	17.3
Other accrued liabilities	60.8	61.7
Total Current Liabilities	350.9	356.1

Long-term debt	290.0	200.0
Pension and post-retirement benefits	27.8	18.2
Other liabilities	61.0	44.5
Total Liabilities	729.7	618.8

Redeemable noncontrolling interests	30.4	—
Stockholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized, none issued)	—	—
Common stock, $0.20 par value (240,000,000 shares authorized, 59,694,611 and 59,314,822 shares issued and outstanding in 2015 and 2014, respectively)	11.9	11.9
Additional paid-in capital	135.1	122.4
Retained earnings	338.0	277.4
Accumulated other comprehensive loss	(56.2)	(37.9)
Key executive deferred compensation	(1.2)	(1.7)
Herman Miller, Inc. Stockholders' Equity	427.6	372.1
Noncontrolling interests	0.5	—
Total Stockholders' Equity	428.1	372.1
Total Liabilities, Redeemable Noncontrolling Interests, and Stockholders' Equity	$1,188.2	$990.9

Consolidated Statements of Stockholders' Equity

	Fiscal Years Ended
	May 30, 2015	May 31, 2014	June 1, 2013
Preferred Stock
Balance at beginning of year and end of period	$—	$—	$—
Common Stock
Balance at beginning of year	$11.9	$11.7	$11.7
Exercise of stock options	—	0.2	—
Balance at end of period	$11.9	$11.9	$11.7
Additional Paid-in Capital
Balance at beginning of year	$122.4	$102.9	$90.9
Exercise of stock options	5.7	18.8	5.2
Repurchase and retirement of common stock	(3.7)	(12.7)	(3.6)
Employee stock purchase plan	1.8	1.8	1.9
Stock grant compensation expense	0.1	0.2	0.3
Stock option compensation expense	1.2	2.3	3.6
Performance stock units compensation expense	3.3	3.0	0.7
Excess tax benefit for stock-based compensation	0.4	0.5	0.3
Restricted stock units released	4.0	5.4	3.2
Deferred compensation plan	(0.5)	(0.2)	—
Directors' fees	0.4	0.4	0.4
Balance at end of period	$135.1	$122.4	$102.9
Retained Earnings
Balance at beginning of year	$277.4	$331.1	$288.2
Net income attributable to Herman Miller, Inc.	97.5	(22.1)	68.2
Dividends declared on common stock (per share - 2015: $0.56; 2014: $0.53; 2013: $0.43)	(33.6)	(31.6)	(25.3)
Noncontrolling interests redemption value adjustment	(3.3)	—	—
Balance at end of period	$338.0	$277.4	$331.1
Accumulated Other Comprehensive Loss
Balance at beginning of year	$(37.9)	$(124.3)	$(140.6)
Other comprehensive income (loss)	(18.3)	86.4	16.3
Balance at end of period	$(56.2)	$(37.9)	$(124.3)
Key Executive Deferred Compensation
Balance at beginning of year	$(1.7)	$(1.9)	$(1.9)
Deferred compensation plan	0.5	0.2	—
Balance at end of period	$(1.2)	$(1.7)	$(1.9)
Herman Miller, Inc. Stockholders' Equity	$427.6	$372.1	$319.5
Noncontrolling Interests
Balance at beginning of year	$—	$—	$—
Initial origination of noncontrolling interests	6.0	—	—
Net income attributable to noncontrolling interests	0.1	—	—
Stock-based compensation expense	0.2	—	—
Purchase of noncontrolling interests	(5.8)	—	—
Balance at end of period	$0.5	$—	$—
Total Stockholders' Equity	$428.1	$372.1	$319.5

Consolidated Statements of Cash Flows

	Fiscal Years Ended
(In millions)	May 30, 2015	May 31, 2014	June 1, 2013
Cash Flows from Operating Activities:
Net earnings (loss)	$98.1	$(22.1)	$68.2
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities	69.6	112.2	68.3
Net Cash Provided by Operating Activities	167.7	90.1	136.5

Cash Flows from Investing Activities:
Marketable securities purchases	—	(5.2)	(3.7)
Marketable securities sales	5.3	4.9	2.5
Capital expenditures	(63.6)	(40.8)	(50.2)
Proceeds from sales of property and dealers	0.6	1.3	1.2
Acquisitions, net of cash received	(154.0)	(6.7)	(157.5)
Other, net	(1.9)	(1.7)	(2.0)
Net Cash Used for Investing Activities	(213.6)	(48.2)	(209.7)

Cash Flows from Financing Activities:
Notes payable payments	—	—	(2.4)
Proceeds from notes payable	—	—	2.4
Proceeds from issuance of long-term debt	796.7	—	—
Payments of long-term debt	(756.7)	—	—
Dividends paid	(33.3)	(30.3)	(19.1)
Common stock issued	7.8	20.8	7.2
Common stock repurchased and retired	(3.7)	(12.7)	(3.6)
Excess tax benefits from stock-based compensation	0.7	1.1	0.3
Payment of contingent consideration obligation	—	(1.3)	(0.8)
Purchase of noncontrolling interests	(5.8)	—	—
Other, net	1.1	—	—
Net Cash Provided by (Used for) Financing Activities	6.8	(22.4)	(16.0)
Effect of exchange rate changes on cash and cash equivalents	1.3	(0.7)	(0.3)
Net Increase (Decrease) in Cash and Cash Equivalents	(37.8)	18.8	(89.5)
Cash and cash equivalents, Beginning of Year	101.5	82.7	172.2
Cash and Cash Equivalents, End of Year	63.7	101.5	82.7

Other Cash Flow Information
Interest paid	16.9	15.6	14.9
Income taxes paid, net of cash received	$48.5	$34.5	$37.7

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

Description of Business
The company researches, designs, manufactures, sells, and distributes interior furnishings, for use in various environments including office, healthcare, educational, and residential settings, and provides related services that support companies all over the world. The company's products are sold primarily through independent contract office furniture dealers as well as the following channels: owned contract office furniture dealers, direct customer sales, independent retailers, owned retail studios and the company's e-commerce platforms. Accordingly, accounts and notes receivable in the accompanying balance sheets are principally amounts due from independent dealers.

Fiscal Year
The company's fiscal year ends on the Saturday closest to May 31. The fiscal years ended May 30, 2015, May 31, 2014, and June 1, 2013 each contain 52 weeks. An extra week in the company's fiscal year is required approximately every six years in order to realign its fiscal calendar-end dates with the actual calendar months.

Foreign Currency Translation
The functional currency for most of the foreign subsidiaries is their local currency. The cumulative effects of translating the balance sheet accounts from the functional currency into the United States dollar using fiscal year-end exchange rates and translating revenue and expense accounts using average exchange rates for the period is reflected as a component of “Accumulated other comprehensive loss” in the Consolidated Balance Sheets. The financial statement impact of remeasuring all foreign currency transactions into the appropriate functional currency resulted in a net loss of $2.1 million, $1.2 million, and $1.3 million for the fiscal years ended May 30, 2015, May 31, 2014, and June 1, 2013, respectively. These amounts are included in “Other, net” in the Consolidated Statements of Comprehensive Income.

Cash Equivalents
The company holds cash equivalents as part of its cash management function. Cash equivalents include money market funds, time deposit investments, and treasury bills with original maturities of less than three months. The carrying value of cash equivalents, which approximates fair value, totaled $9.1 million and $5.6 million as of May 30, 2015 and May 31, 2014, respectively. All cash equivalents are high-credit quality financial instruments, and the amount of credit exposure to any one financial institution or instrument is limited.

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

Concentrations of Credit Risk
Our trade receivables are primarily due from independent dealers who, in turn, carry receivables from their customers. We monitor and manage the credit risk associated with individual dealers and direct customers where applicable. Dealers are responsible for assessing and assuming credit risk of their customers and may require their customers to provide deposits, letters of credit, or other credit enhancement measures. Some sales contracts are structured such that the customer payment or obligation is direct to us. In those cases, we may assume the credit risk. Whether from dealers or customers, our trade credit exposures are not concentrated with any particular entity.

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

Property, Equipment, and Depreciation
Property and equipment are stated at cost. The cost is depreciated over the estimated useful lives of the assets, using the straight-line method. Estimated useful lives range from 3 to 10 years for machinery and equipment and do not exceed 40 years for buildings. Leasehold improvements are depreciated over the lesser of the lease term or the useful life of the asset. We capitalize certain external and internal costs incurred in connection with the development, testing, and installation of software for internal use. Software for internal use is included in property and equipment and is depreciated over an estimated useful life not exceeding 5 years. Depreciation and amortization expense is included in the Consolidated Statements of Comprehensive Income in the "Cost of sales", "Selling, general and administrative", and "Design and research" line items.

As of the end of fiscal 2015, outstanding commitments for future capital purchases approximated $13.1 million.

Goodwill and Indefinite-lived Intangible Assets
Goodwill is tested for impairment at the reporting unit level annually, or more frequently, when events or changes in circumstances indicate that the fair value of a reporting unit has more likely than not declined below its carrying value. A reporting unit is defined as an operating segment or one level below an operating segment. When testing goodwill for impairment, the company may first assess qualitative factors. If an initial qualitative assessment identifies that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, additional quantitative testing is performed. The company may also elect to skip the qualitative testing and proceed directly to the quantitative testing. If the quantitative testing indicates that goodwill is impaired, the carrying value of goodwill is written down to fair value.

To estimate the fair value of each reporting unit the company utilizes a weighting of the income method and the market method. The income method is based on a discounted future cash flow approach that uses a number of estimates, including revenue based on assumed growth rates, estimated costs, and discount rates based on the reporting unit's weighted average cost of capital. Growth rates for each reporting unit are estimated based on internal estimates, historical data, and external sources. The growth estimates are also used in planning for our long-term and short-term business planning and forecasting. We test the reasonableness of the inputs and outcomes of our discounted cash flow analysis against comparable market data. The market method is based on financial multiples of companies comparable to each reporting unit and applies a control premium. The carrying value of each reporting unit represents the assignment of various assets and liabilities, excluding corporate assets and liabilities, such as cash, investments, and debt.

The company evaluates its acquired intangible assets at acquisition to determine whether any have indefinite useful lives. Intangible assets with indefinite useful lives are not subject to amortization. The company's indefinite-lived intangible assets consist of certain trade names valued at approximately $85.2 million and $40.9 million as of fiscal year 2015 and 2014, respectively. These assets have indefinite useful lives and are evaluated annually for impairment, or more frequently, when events or changes in circumstances indicate that the fair value of an intangible asset may not be recoverable. The company utilizes the relief from royalty methodology to test for impairment. The primary assumptions for the relief from royalty method include revenue forecasts, royalty rates, and discount rates. The company measures and records an impairment loss for the excess of the carrying value of the asset over its fair value.

The company recognized asset impairment expense totaling $10.8 million associated with the POSH trade name for the fiscal year 2015. The POSH trade name assets are included within the ELA Furniture Solutions segment. During the fiscal year 2014, the company recorded impairment expenses of $21.4 million associated with the Nemschoff and POSH trade names. These impairment expenses are recorded in the "Restructuring and impairment expenses" line item within the Consolidated Statements of Comprehensive Income and are included in the "Corporate" category within the segment reporting. The trade name assets represent level 3 fair value measurements and these assets are recorded at fair value only if an impairment charge is recognized.

Goodwill and other indefinite-lived assets included in the Consolidated Balance Sheets consist of the following:

(In millions)	Goodwill	Indefinite-lived Intangible Assets	Total Goodwill and Indefinite-lived Intangible Assets
Balance, June 1, 2013	227.0	62.3	289.3
Foreign currency translation adjustments	0.6	—	0.6
Sale of owned dealers	(0.4)	—	(0.4)
China manufacturing and distribution acquisition	1.0	—	1.0
Impairment charges	—	(21.4)	(21.4)
Balance, May 31, 2014	$228.2	$40.9	$269.1
Foreign currency translation adjustments	(0.7)	—	(0.7)
DWR acquisition	75.6	55.1	130.7
Impairment charges	—	(10.8)	(10.8)
Balance, May 30, 2015	303.1	85.2	388.3

Goodwill and indefinite-lived intangible assets stemming from the acquisition of Design Within Reach ("DWR") in fiscal 2015 are included within the Consumer reportable segment.

Long-Lived Assets
The company reviews other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or an asset group may not be recoverable. Each impairment test is based on a comparison of the carrying amount of the asset or asset group to the future undiscounted net cash flows expected to be generated by the asset or asset group, or in some cases, by prices for similar assets. If such assets are considered to be impaired, the impairment amount to be recognized is the amount by which the carrying value of the assets exceeds their fair value.

During fiscal 2015 the company entered into an agreement to sell property located in Ningbo, China and this sale was finalized subsequent to the end of the year. As the property met the criteria to be classified as an asset held for sale during fiscal 2015, the land was written down to its fair value, less estimated selling expenses, to an amount of $4.2 million and is classified as a current asset included within "prepaid expenses and other" on the Consolidated Balance Sheets for the period ended May 30, 2015. The impairment expense recognized during fiscal 2015 in connection with this property was not material.

Impairment expense of $4.0 million was recording during fiscal 2014 related to the property in Ningbo, China. This was due to the acquisition of manufacturing-related assets, including a production facility and related equipment, in Dongguan, China, and as a result, the company decided not to pursue the construction of a new manufacturing and distribution facility on the previously acquired property in Ningbo. The company evaluated the fair value of this property and recorded an asset impairment equal to the excess of carrying value over fair value. This impairment charge was recorded in "Restructuring and impairment expenses", classified in the "Corporate" category for segment reporting purposes, and represents a level 3 fair value measurement.

Amortizable intangible assets within "Other amortizable intangibles, net" in the Consolidated Balance Sheets consist primarily of patents, trademarks, and customer relationships. The "customer relationships" intangible asset is comprised of relationships with customers and specifiers and networks and relationships with dealers and distributors. Refer to the following table for the combined gross carrying value and accumulated amortization for these amortizable intangibles.

	May 30, 2015
(In millions)	Patent and Trademarks	Customer Relationships	Other	Total
Gross carrying value	$18.8	$55.3	$5.0	$79.1
Accumulated amortization	11.7	12.0	3.1	26.8
Net	$7.1	$43.3	$1.9	$52.3

	May 31, 2014
	Patent and Trademarks	Customer Relationships	Other	Total
Gross carrying value	$19.2	$43.6	$4.8	$67.6
Accumulated amortization	12.7	8.3	2.4	23.4
Net	$6.5	$35.3	$2.4	$44.2

The company amortizes these assets over their remaining useful lives using the straight-line method over periods ranging from 2 to 20 years or on an accelerated basis to reflect the expected realization of the economic benefits. It is estimated that the average remaining life of such patents and trademarks is approximately 5 years and 6 years, respectively. The estimated average remaining life of the customer relationships is 13 years.

Estimated amortization expense on existing amortizable intangible assets as of May 30, 2015, for each of the succeeding five fiscal years is as follows:

(In millions)
2016	$5.9
2017	$5.8
2018	$5.8
2019	$5.2
2020	$5.2

Self-Insurance
The company is partially self-insured for general liability, workers' compensation, and certain employee health and dental benefits under insurance arrangements that provide for third-party coverage of claims exceeding the company's loss retention levels. The company's health benefits retention levels do not include an aggregate stop loss policy. The company's retention levels designated within significant insurance arrangements as of May 30, 2015, are as follows:

(In millions)	Retention Level (per occurrence)
General liability and auto liability/physical damage	$1.00
Workers' compensation and property	$0.75

The company's policy is to accrue amounts equal to the actuarially-determined liabilities for loss and loss adjustment expenses, which are included in “Other liabilities” in the Consolidated Balance Sheets. The value of the liability as of May 30, 2015 and May 31, 2014 was $9.5 million and $9.2 million, respectively. The actuarial valuations are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as legal actions, medical costs, and changes in actual experience could cause these estimates to change. The general and workers' compensation liabilities are managed through the company's wholly-owned insurance captive.

Redeemable Noncontrolling Interests
Some minority shareholders in the company's subsidiary Herman Miller Consumer Holdings, Inc. have the right, at certain times over a period of five years, to require the company to acquire portions of their ownership interest in those entities at fair value. Their interests in these subsidiaries are classified outside permanent equity in the Consolidated Balance Sheets and are carried at the current estimated redemption amounts.

The redemption amounts have been estimated based on the fair value of the subsidiary, determined based on a weighting of the discounted cash flow and market methods. The discounted cash flow analysis used the present value of projected cash flows and a residual value. To determine the discount rate for the discounted cash flow method, a market-based approach was used to select the discount rates used . Market multiples for comparable companies were used for the market method of valuation. The fair value of the subsidiary is sensitive to changes in projected revenues and costs, the discount rate, and the forward multiples of the comparable companies.

Changes in the estimated redemption amounts of the noncontrolling interests, subject to put options, are reflected at each reporting period with a corresponding adjustment to Retained earnings. Future reductions in the carrying amounts are subject to a “floor” amount that is equal to the fair value of the redeemable noncontrolling interests at the time they were originally recorded. See Note 16 - Redeemable Noncontrolling Interests for additional information.

Research, Development, and Other Related Costs
Research, development, pre-production, and start-up costs are expensed as incurred. Research and development (R&D) costs consist of expenditures incurred during the course of planned research and investigation aimed at discovery of new knowledge useful in developing new products or processes. R&D costs also include the significant enhancement of existing products or production processes and the implementation of such through design, testing of product alternatives, or construction of prototypes. Research and development costs included in “Design and research” expense in the accompanying Consolidated Statements of Comprehensive Income are $56.7 million, $53.9 million, and $48.3 million, in fiscal 2015, 2014, and 2013, respectively.

Royalty payments made to designers of the company's products as the products are sold are a variable cost based on product sales. These expenses totaled $14.7 million, $12.0 million, and $11.6 million in fiscal years 2015, 2014, and 2013 respectively. They are included in "Design and research" expense in the accompanying Consolidated Statements of Comprehensive Income.

Customer Payments and Incentives
We offer various sales incentive programs to our customers, such as rebates, discounts, and cooperative advertising programs. Programs such as rebates and discounts are adjustments to the selling price and are therefore characterized as a reduction to net sales. The cooperative advertising program, whereby customers are reimbursed for company approved advertising expenditures, provides us with an identifiable benefit from the advertisement at a verifiable market rate. Therefore, the cost of the cooperative advertising program is recognized as an operating expense and is included in the "Selling, general,and administrative" line item in the Consolidated Statements of Comprehensive Income. We recognized operating expense related to our cooperative advertising program of $1.0 million during fiscal year 2015 and 2.0 million for fiscal years ended 2014, and 2013.

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

In addition to independent retailers, the company also sells product through owned retail channels, including e-commerce and DWR retail studios. These sales may include provisions involving a right of return. The company reduces revenue for an estimate of potential future product returns related to current period product revenue. When developing the allowance for sales returns, the company considers historical returns and current economic trends.

Shipping and Handling Expenses

The company records shipping and handling related expenses under the caption “Cost of sales” in the Consolidated Statements of Comprehensive Income.

Cost of Sales
We include material, labor, and overhead in cost of sales. Included within these categories are such items as freight charges, warehousing costs, internal transfer costs, and other costs of our distribution network.

Selling, General, and Administrative
We include costs not directly related to the manufacturing of our products in the "Selling, general, and administrative" line item within the Consolidated Statements of Comprehensive Income. Included in these expenses are items such as compensation expense, rental expense, royalty expense, warranty expense, and travel and entertainment expense.

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

Earnings per Share
Basic earnings per share (EPS) excludes the dilutive effect of common shares that could potentially be issued, due to the exercise of stock options or the vesting of restricted shares, and is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing net earnings by the sum of the weighted-average number of shares outstanding, plus all dilutive shares that could potentially be issued. Refer to Note 8 of the Consolidated Financial Statements for further information regarding the computation of EPS.

Comprehensive Income (Loss)
Comprehensive income consists of net earnings, foreign currency translation adjustments, and unrealized holding gain (loss) on available-for-sale securities and pension liability adjustments. Refer to Note 15 of the Consolidated Financial Statements for further information regarding Comprehensive income (loss).

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

As of May 30, 2015, the notional amounts of the forward contracts held to purchase and sell U.S. dollars in exchange for other major international currencies were $34.7 million and the notional amounts of the foreign currency forward contracts held to purchase and sell British pound sterling in exchange for other major international currencies were £18.0 million. The company also has other forward contracts related to other currency pairs at varying notional amounts.

The effects of derivative instruments on the consolidated financial statements were as follows for the fiscal years ended 2015 and 2014 (amounts presented exclude any income tax effects):

Fair Value of Derivative Instruments in Consolidated Balance Sheets

(In millions)		Fiscal Year
	Balance Sheet Location	May 30, 2015	May 31, 2014
Foreign currency forward contracts not designated as hedges	Current Assets: Other	$0.7	$0.2
Foreign currency forward contracts not designated as hedges	Current Liabilities: Other Accrued Liabilities	$0.2	$0.1

Effects of Derivative Instruments on Income

(In millions)		Fiscal Year
	Recognized Income on Derivative (Gain) Loss Location	May 30, 2015	May 31, 2014	June 1, 2013
Foreign currency forward contracts	Other expenses (income): Other, net	$(2.1)	$(0.1)	$—

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

Accounting Guidance Issued But Not Adopted as of May 30, 2015
In April 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs," which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, and amortization of those costs should be reported as interest expense. This ASU is effective for financial statements issued for annual and interim periods beginning after December 15, 2015, and early adoption is permitted. The new guidance should be applied on a retrospective basis for each period presented in the balance sheet. The company is currently evaluating the impact of adopting this guidance.
In April 2015, FASB issued ASU 2015-04, Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets (“ASU 2015-04”). ASU 2015-04 allows employers with a fiscal year end that does not coincide with a calendar month end to make an accounting policy election to measure defined benefit plan assets and obligations as of the end of the month closest to their fiscal year end. ASU 2015-24 is effective for interim and fiscal periods beginning after December 15, 2015. Prospective application is required, and early adoption is permitted. The company is currently evaluating the impact of adopting this guidance.

In April 2015, the FASB issued ASU 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement," which provides guidance about whether a cloud computing arrangement includes a software license. The customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015, and early adoption is permitted. The company is currently evaluating the impact of adopting this guidance.

During the first quarter of fiscal 2015, the FASB issued ASU 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period." This ASU provides more specificity regarding the treatment of share-based payment awards that require a specific performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. This guidance is effective for annual and interim reporting periods beginning after December 15, 2015. The adoption of this standard is not expected to have a material impact on the consolidated financial statements.

In May 2014, the FASB issued a new standard on revenue recognition. The new standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is designed to create greater comparability for financial statement users across industries and jurisdictions and also requires enhanced disclosures. The guidance was initially effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. In July 2015, the FASB voted to defer the effective date of the new revenue standard by one year, resulting in the revenue standard being effective for annual reporting periods beginning after December 15, 2017. Under the approved proposal, companies are permitted to early adopt the ASU as of the original effective date (annual periods beginning after December 15, 2016). The company is currently evaluating the impact of adopting this guidance.

2. Acquisitions and Divestitures

Design Within Reach Acquisition
On July 28, 2014, the company acquired the majority of the outstanding equity of DWR, a Stamford, Connecticut based, leading North American marketer and seller of modern furniture, lighting, and accessories primarily serving consumers and design trade professionals. The acquisition of DWR advances the company's strategy of being both an industry brand and a consumer brand by expanding the company's reach into the consumer sector.

The company purchased an ownership interest in DWR equal to approximately 81 percent for $155.2 million in cash. The acquisition was financed by using a combination of existing cash and $127.0 million of borrowings on the company's available, unsecured credit facility. As a result of the transaction, the company estimates it will receive future tax benefits with a present value of approximately $10 million measured as of the date of acquisition. Additionally, certain senior management of DWR received fully-vested stock options, with a value of $1.7 million, in the equity of a newly-formed consumer-facing subsidiary that DWR merged into as a result of the transaction. These fully-vested equity awards are recorded in the Condensed Consolidated Balance Sheets within "Redeemable noncontrolling interests".

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

During the measurement period, the company made certain post-closing adjustments related to the final settlement of net working capital, valuation of customer relationship intangible assets, valuation of accounts receivable, and deferred income taxes that resulted in a net increase to goodwill of $1.2 million. The allocation of the purchase price was finalized during the fourth quarter of fiscal 2015.
The following table summarizes the fair values of the assets acquired and the liabilities assumed from the acquisition.

DWR acquisition-related expenses were $2.2 million during fiscal year 2015. These expenses included legal and professional services fees.

Assets Acquired and Liabilities Assumed on July 28, 2014
(In millions)	At acquisition date - reported as of August 30, 2014	Measurement Period Adjustments	At acquisition date - reported as of May 30, 2015
Purchase price	$155.0	$0.2	$155.2
Fair value of the assets acquired:
Cash	1.2	—	1.2
Accounts receivable	2.4	(0.2)	2.2
Inventory	47.4	—	47.4
Current deferred tax asset	—	1.5	1.5
Other current assets	5.5	—	5.5
Long term deferred tax asset	3.7	(3.7)	—
Goodwill	74.4	1.2	75.6
Other intangible assets	69.6	(1.1)	68.5
Property	32.0	—	32.0
Other long term assets	2.4	—	2.4
Total assets acquired	238.6	(2.3)	236.3
Fair value of liabilities assumed:
Accounts payable	20.8	—	20.8
Current deferred tax liabilities	0.6	(0.6)	—
Accrued compensation and benefits	1.6	—	1.6
Other accrued liabilities	12.3	—	12.3
Long term deferred tax liability	16.4	(1.9)	14.5
Other long term liabilities	0.4	—	0.4
Total liabilities assumed	52.1	(2.5)	49.6
Redeemable noncontrolling interests	25.7	—	25.7
Noncontrolling interests	5.8	—	5.8
Net assets acquired	$155.0	$0.2	$155.2

The goodwill stemming from the transaction in the amount of $75.6 million was recorded as "Goodwill" in the Condensed Consolidated Balance Sheets and allocated to the Consumer reportable segment. The goodwill recognized is attributable primarily to the assembled workforce and expected synergies from DWR and the total amount of this goodwill is not deductible for tax purposes.

Other intangible assets acquired as a result of the acquisition of DWR were valued at $68.5 million. These amounts are reflected in the values presented in the following table:

Intangible Assets Acquired from the DWR Acquisition
(In millions)	Fair Value	Useful Life
Trade Names and Trademarks	$55.1	Indefinite
Exclusive Distribution Agreements	0.2	1.5 years
Customer Relationships	12.0	10 - 16 years
Product Development Designs	1.2	7 years
Total Intangible Assets Acquired	$68.5

The following table provides net sales and results of operations from DWR included in the company’s results since the July 28, 2014 acquisition.

DWR Results of Operations

(In millions)	July 28, 2014 - May 30, 2015
DWR Net sales	$217.0
Intercompany sales elimination	(22.7)
Net sales impact to Herman Miller, Inc.	$194.3

China Manufacturing and Distribution Acquisition
On September 30, 2013, the company acquired certain assets from Dongguan Sun Hing Steel Furniture Factory Ltd (DGSH) which together, constituted the acquisition of a business. The acquired business is a manufacturing and distribution operation in Dongguan, China, where product sold under the POSH trade name are produced. Consideration transferred to acquire the net assets of DGSH consisted of $8.2 million in cash, of which $6.7 million was paid during fiscal 2014 and the remainder was paid during fiscal 2015. As of September 29, 2014 the company finalized the purchase accounting for the acquisition of the China manufacturing and distribution facility.

Divestitures
During fiscal 2014, the company completed the sale of four wholly-owned contract furniture dealerships. The sale of these dealerships, that were located in Canada, Arkansas, Oregon, and Oklahoma, was not material to the consolidated financial statements. A gain on sale of $1.3 million was recognized as a result of the sale of the Oklahoma dealership.

3. Inventories

(In millions)	May 30, 2015	May 31, 2014
Finished goods and work in process	$106.5	$58.2
Raw materials	23.1	20.2
Total	$129.6	$78.4

The inventories of the manufacturing sites in Michigan are valued using the last-in, first-out method (LIFO). The inventories of all other subsidiaries are valued using the first-in, first-out method. Inventories valued using LIFO amounted to $22.3 million and $20.5 million as of May 30, 2015 and May 31, 2014, respectively. If all inventories had been valued using the first-in first-out method, inventories would have been $142.1 million and $89.6 million at May 30, 2015 and May 31, 2014, respectively.

During 2014, a reduction in inventory quantities resulted in a liquidation of applicable LIFO inventory quantities carried at lower costs in prior years. This LIFO liquidation decreased cost of goods sold by a negligible amount in 2014.

4. Investments in Nonconsolidated Affiliates

The company had an ownership interest in four nonconsolidated affiliates at May 30, 2015. These equity method investments were acquired through the Maharam business combination. Refer to the company's ownership percentages shown below:

Ownership Interest	May 30, 2015	May 31, 2014
Kvadrat Maharam Arabia DMCC	50.0%	50.0%
Kvadrat Maharam Pty Limited	50.0%	50.0%
Kvadrat Maharam Turkey JSC	50.0%	50.0%
Danskina B.V.	50.0%	50.0%

The Kvadrat Maharam nonconsolidated affiliates are distribution entities that are engaged in selling decorative upholstery, drapery, and wall covering products. Danskina B.V. is a manufacturer and distributor of designer rugs and floor covering products.

At May 30, 2015, the company's investment value in Kvadrat Maharam Pty was $1.9 million more than the company's proportionate share of the underlying net assets ($2.3 million more at May 31, 2014). This difference was driven by a step-up in fair value of the investment in Kvadrat Maharam Pty, stemming from the Maharam business combination. This amount is considered to be a permanent basis difference.

At May 30, 2015 and May 31, 2014 the company's investment value in Danskina B.V. was $1.1 million more than the company's proportionate share of the underlying net assets. This amount represents the difference in value between the capital contribution made to the joint venture by Maharam and the proportionate share of equity received. This amount is considered to be a permanent basis difference.

The company's investment in its nonconsolidated affiliates was $4.2 million at May 30, 2015 and $4.1 million at May 31, 2014. The company's proportionate share of equity earnings from these companies was $0.1 million for the year ended May 30, 2015 and $0.1 million for the year ended May 31, 2014.

For the year ended May 30, 2015, May 31, 2014, and June 1, 2013, the purchases from and sales to nonconsolidated affiliates were immaterial. At May 30, 2015 and May 31, 2014, balances due to and from nonconsolidated affiliates were also immaterial.

5. Long-Term Debt

Long-term debt consisted of the following obligations:

(In millions)	May 30, 2015	May 31, 2014
Series A senior notes, 5.94%, due January 3, 2015	$—	$50.0
Series B senior notes, 6.42%, due January 3, 2018	150.0	150.0
Debt securities, 6.0%, due March 1, 2021	50.0	50.0
Syndicated Revolving Line of Credit, due July 2019	90.0	—
Total	$290.0	$250.0

On January 3, 2015, $50.0 million of the company’s Series A senior notes became due and payable. This debt was paid through the use of borrowings on the company’s revolving line of credit.

During the first quarter of fiscal 2015, the company entered into a third amendment and restatement of its syndicated revolving line of credit, which provides the company with up to $250 million in revolving variable interest borrowing capacity and includes an "accordion feature" allowing the company to increase, at its option and subject to the approval of the participating banks, the aggregate borrowing capacity of the facility by $125 million. The facility expires in July 2019 and outstanding borrowings bear interest at rates based on the prime rate, federal funds rate, LIBOR, or negotiated rates as outlined in the agreement. Interest is payable periodically throughout the period if borrowings are outstanding. As of May 30, 2015, the total debt outstanding related to borrowings against this facility was $90.0 million. Of the borrowings against this facility, $57.0 million has an interest rate of 1.03% and the remaining $33.0 million has an interest rate of 1.04%. These borrowings are included within Long-term debt in the Consolidated Balance Sheet. As of May 30, 2015, the total usage against the facility was $98.3 million, of which $8.3 million related to outstanding letters of credit.

During the fourth quarter of fiscal 2015, the company entered into a revolving line of credit, which provides the company with approximately $2.8 million in revolving variable interest borrowing capacity. The company intends to utilize the revolver, which is denominated in Indian Rupees, to meet working capital cash flow needs at its India operations. The uncommitted facility is subject to changes in bank approval and outstanding borrowings bear interest at rates based on a benchmark lending rate. As of May 30, 2015, there were no borrowings against this facility.

During fiscal 2014, the company entered into a revolving line of credit, which provides the company with approximately $5 million in revolving variable interest borrowing capacity. The company intends to utilize the revolver, which is denominated in Chinese Renminbi, to meet working capital cash flow needs at its South China operations. The uncommitted facility is subject to changes in bank approval and outstanding borrowings bear interest at rates based on a benchmark lending rate. As of May 30, 2015, there were no borrowings against this facility.

During fiscal 2013, the company entered into a revolving line of credit, which provides the company with approximately $5 million in revolving variable interest borrowing capacity. The company intends to utilize the revolver, which is denominated in Chinese Renminbi, to meet working capital cash flow needs at its Ningbo, China operations. The uncommitted facility is subject to changes in bank approval and outstanding borrowings bear interest at rates based on a benchmark lending rate. Each draw on the line of credit is subject to a maximum period of one year, and corresponding interest is payable on the maturity date of each draw. As of May 30, 2015, there were no borrowings against this facility.

During the second quarter of fiscal 2012, the company entered into an amendment and restatement of the syndicated revolving line of credit, which provided the company with up to $150 million in revolving variable interest borrowing capacity and includes an "accordion feature", which allowed the company to increase, at its option and subject to the approval of the participating banks, the aggregate borrowing capacity of the facility by $75 million. This facility was replaced by the third amendment and restatement that occurred during the first quarter of fiscal 2015. As of May 31, 2014, total usage against this facility was $4.9 million, all of which related to outstanding letters of credit.

Our senior notes and the unsecured senior revolving credit facility restrict, without prior consent, our borrowings, capital leases, and the sale of certain assets. In addition, we have agreed to maintain certain financial performance ratios, which include a maximum leverage ratio covenant, which is measured by the ratio of debt to trailing four quarter adjusted EBITDA (as defined in the credit agreement) and is required to be less than 3.5:1, except that we may elect, under certain conditions, to increase the maximum Leverage Ratio to 4:1 for four consecutive fiscal quarter end dates. The covenants also require a minimum interest coverage ratio, which is measured by the ratio of trailing four quarter EBITDA to trailing four quarter interest expense (as defined in the credit agreement) and is required to be greater than 4:1. Adjusted EBITDA is generally defined in the credit agreement as EBITDA adjusted by certain items which include non-cash share-based compensation, non-recurring restructuring costs, legacy pension expenses and extraordinary items. At May 30, 2015 and May 31, 2014, the company was in compliance with all of these restrictions and performance ratios.

Annual maturities of long-term debt for the five fiscal years subsequent to May 30, 2015, are as follows:

(In millions)
2016	$—
2017	$—
2018	$150.0
2019	$—
2020	$90.0
Thereafter	$50.0

6. Operating Leases

The company leases real property and equipment under agreements that expire on various dates. Certain leases contain renewal provisions and generally require the company to pay utilities, insurance, taxes, and other operating expenses.

Future minimum rental payments required under operating leases that have non-cancelable lease terms as of May 30, 2015, are as follows:

(In millions)
2016	$36.6
2017	$30.9
2018	$28.3
2019	$26.5
2020	$23.6
Thereafter	$107.8

Total rental expense charged to operations was $40.2 million, $25.6 million, and $23.0 million, in fiscal 2015, 2014, and 2013, respectively. Substantially all such rental expense represented the minimum rental payments under operating leases.

7. Employee Benefit Plans

The company maintains retirement benefit plans for substantially all of its employees.

Pension Plans and Post-Retirement Medical Insurance
The company offers certain employees retirement benefits under domestic defined benefit plans. The company provides healthcare benefits to employees who retired from service on or before a qualifying date in 1998. As of the qualifying date, the company discontinued offering post-retirement medical to future retirees. Benefits to qualifying retirees under this plan are based on the employee's years of service and age at the date of retirement. In addition to the domestic pension and retiree healthcare plan, one of the company's wholly owned foreign subsidiaries has a defined-benefit pension plan based upon an average final pay benefit calculation. The measurement date for the company's principal domestic and international pension plans, as well as its post-retirement medical plan, is the last day of the fiscal year.

During fiscal 2014, the company settled the remaining obligations associated with its primary domestic defined benefit pension plans. Plan participants received vested benefits from the plan assets by electing either a lump sum distribution, roll-over contribution to other 401(k) or individual retirement plans, or an annuity contract with a qualifying third-party provider. As a result of the settlement, the company was relieved of any further obligation. Pension settlement charges of $158.2 million, before tax, were recorded during fiscal year 2014. The settlement expenses included the pre-tax reclassifications of actuarial gains and losses from accumulated other comprehensive loss of $137.7 million, and cash contributions to the plan of $48.8 million, net of the outstanding pension plan liability prior to settlement. Cost of goods sold included $49.3 million of the settlement expense, while $108.9 million of the expense was included in operating expenses. After the settlement, the remaining pension assets of $0.9 million were transferred to the company's defined contribution 401(k) plan. The primary domestic defined-benefit plan included benefits determined by a cash balance calculation. Benefits under this plan were based upon an employee's years of service and earnings.

Benefit Obligations and Funded Status
The following table presents, for the fiscal years noted, a summary of the changes in the projected benefit obligation, plan assets and funded status of the company's domestic and international pension plans and post-retirement plan:

	Pension Benefits				Post-Retirement Benefits
	2015		2014		2015	2014
(In millions)	Domestic	International	Domestic	International
Change in benefit obligation:
Benefit obligation at beginning of year	$1.1	$105.4	$314.7	$91.2	$7.5	$9.0
Service cost	—	—	—	—	—	—
Interest cost	—	4.3	5.2	4.2	0.2	0.3
Curtailments	—	—	—	—	—	—
Plan settlements	—	—	(331.1)	—	—	—
Foreign exchange impact	—	(9.8)	—	9.6	—	—
Actuarial (gain)/loss	—	15.0	16.8	2.3	0.8	(1.0)
Employee contributions	—	—	—	—	—	—
Expenses paid	—	—	(0.4)	—	—	—
Benefits paid	—	(2.9)	(4.1)	(1.9)	(0.8)	(0.8)
Benefit obligation at end of year	$1.1	$112.0	$1.1	$105.4	$7.7	$7.5

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$94.8	$290.0	$84.2	$—	$—
Actual return on plan assets	—	8.0	(2.3)	2.4	—	—
Foreign exchange impact	—	(8.5)	—	8.6	—	—
Employer contributions	—	0.6	48.8	1.5	0.8	0.8
Employee contributions	—	—	—	—	—	—
Plan settlements	—	—	(331.1)	—	—	—
Expenses paid	—	—	(0.4)	—	—	—
Benefits paid	—	(2.9)	(4.1)	(1.9)	(0.8)	(0.8)
Transfers out to 401(k) plan	—	—	(0.9)	—	—	—
Fair value of plan assets at end of year	$—	$92.0	$—	$94.8	$—	$—

Funded status:
Under funded status at end of year	$(1.1)	$(20.0)	$(1.1)	$(10.6)	$(7.7)	$(7.5)

Components of the amounts recognized in the Consolidated Balance Sheets:
Current liabilities	$(0.1)	$—	$(0.1)	$—	$(0.9)	$(0.9)
Non-current liabilities	$(1.0)	$(20.0)	$(1.0)	$(10.6)	$(6.8)	$(6.6)

Components of the amounts recognized in accumulated other comprehensive loss before the effect of income taxes:
Unrecognized net actuarial loss	$0.3	$41.6	$0.4	$34.3	$1.1	$0.3
Unrecognized prior service cost (credit)	—	—	—	—	—	—
Accumulated other comprehensive loss	$0.3	$41.6	$0.4	$34.3	$1.1	$0.3

The accumulated benefit obligation for the company's domestic pension benefit plans totaled $1.1 million as of the end of both fiscal year 2015 and 2014. For its international plans, the accumulated benefit obligation totaled $108.9 million and $102.4 million as of the same dates, respectively.

The following table is a summary of the annual cost of the company's pension and post-retirement plans:

Components of Net Periodic Benefit Costs and Other Changes Recognized in Other Comprehensive Income:
	Pension Benefits			Post-Retirement Benefits
(In millions)	2015	2014	2013	2015	2014	2013
Domestic:
Service cost	$—	$—	$1.9	$—	$—	$—
Interest cost	—	5.2	10.9	0.2	0.3	0.3
Expected return on plan assets	—	(3.6)	(12.1)	—	—	—
Net amortization	—	4.7	11.8	—	—	0.1
Curtailment (gain)	—	—	—	—	—	—
Settlement Loss	—	158.2	18.8	—	—	—
Net periodic benefit cost	$—	$164.5	$31.3	$0.2	$0.3	$0.4

International:
Service cost	$—	$—	$—
Interest cost	4.3	4.2	3.7
Expected return on plan assets	(5.5)	(5.2)	(4.9)
Net amortization	1.8	1.8	1.4
Net periodic benefit cost	$0.6	$0.8	$0.2

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Income):
	Pension Benefits		Post-Retirement Benefits
(In millions)	2015	2014	2015	2014
Domestic:
Net actuarial (gain) loss	$—	$22.9	$0.8	$(1.0)
Net amortization, curtailment, and settlements	—	(163.0)	—	—
Total recognized in other comprehensive (income) loss	$—	$(140.1)	$0.8	$(1.0)

International:
Net actuarial (gain) loss	$12.4	$5.2
Effect of exchange rates on amounts included in accumulated other comprehensive income	(0.6)	3.0
Net amortization	(1.8)	(1.8)
Total recognized in other comprehensive (income) loss	$10.0	$6.4

The net actuarial loss, included in accumulated other comprehensive loss (pretax), expected to be recognized in net periodic benefit cost during fiscal 2016 is $2.9 million.

Actuarial Assumptions
The weighted-average actuarial assumptions used to determine the benefit obligation amounts and the net periodic benefit cost for the company's pension and post-retirement plans are as follows:

The weighted-average used in the determination of net periodic benefit cost:
	2015		2014		2013
(Percentages)	Domestic	International	Domestic	International	Domestic	International
Discount rate	3.44	4.40	3.43	4.40	3.34	4.20
Compensation increase rate	n/a	3.35	n/a	3.50	3.00	3.00
Expected return on plan assets	n/a	6.10	n/a	6.00	4.20	6.00

The weighted-average used in the determination of the projected benefit obligations:
Discount rate	3.41	3.50	3.44	4.40	3.43	4.40
Compensation increase rate	n/a	3.20	n/a	3.35	n/a	3.50

In calculating post-retirement benefit obligations for fiscal 2015, a 7.1 percent annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2016, decreasing gradually to 4.5 percent by 2029 and remaining at that level thereafter. For purposes of calculating post-retirement benefit costs, a 7.2 percent annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2015, decreasing gradually to 4.5 percent by 2029 and remaining at that level thereafter.

Assumed health care cost-trend rates have a significant effect on the amounts reported for retiree health care costs. A one-percentage-point change in the assumed health care cost-trend rates would have the following effects:

(In millions)	1 Percent Increase	1 Percent Decrease
Effect on total fiscal 2015 service and interest cost components	$—	$—
Effect on post-retirement benefit obligation at May 30, 2015	$0.3	$(0.2)

Plan Assets and Investment Strategies
The assets related to the company's primary domestic employee benefit plans were liquidated in connection with the plan termination that occurred during fiscal 2015. Accordingly, plan assets for the primary domestic employee benefit plans were zero as of the end of fiscal 2015.

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

The target asset allocation at the end of fiscal 2015 and asset categories for the company's primary international pension plan for fiscal 2015 and 2014 is as follows:

Asset Category	Targeted Asset Allocation Percentage	Percentage of Plan Assets at Year End
		2015	2014
Equities	—	2	—
Fixed Income	20	23	26
Common collective trusts	80	75	74
Total		100	100

(In millions)	International Plan as of May 31, 2015
Asset Category	Level 1	Level 2	Total
Cash and cash equivalents	$1.8		$1.8
Foreign government obligations	—	21.3	21.3
Common collective trusts-balanced	—	68.9	68.9
Total	$1.8	$90.2	$92.0

(In millions)	International Plan as of May 31, 2014
Asset Category	Level 1	Level 2	Total
Cash and cash equivalents	$0.2	$—	$0.2
Common collective trusts-balanced	—	70.1	70.1
Foreign government obligations		24.5	24.5
Total	$0.2	$94.6	$94.8
Cash Flows
The company is reviewing whether any additional voluntary pension plan contributions will be made in the next year. Actual contributions will be dependent upon investment returns, changes in pension obligations, and other economic and regulatory factors. During fiscal 2015 the company made total cash contributions of $1.4 million to its benefit plans. In fiscal 2014, the company made total cash contributions of $50.2 million to its benefit plans. Of these cash contributions, $48.8 million were due to the termination of the company’s primary domestic defined benefit pension plans.

The following represents a summary of the benefits expected to be paid by the plans in future fiscal years. These expected benefits were estimated based on the same actuarial valuation assumptions used to determine benefit obligations at May 30, 2015.

(In millions)	Pension Benefits Domestic	Pension Benefits International	Post-Retirement Benefits
2016	$0.1	$2.2	$0.9
2017	$0.1	$2.5	$0.9
2018	$0.1	$2.7	$0.8
2019	$0.1	$2.7	$0.8
2020	$0.1	$2.8	$0.7
2021-2025	$0.4	$16.6	$2.8

Profit Sharing, 401(k) Plan, and Core Contribution
Substantially all of the company’s domestic employees are eligible to participate in a defined contribution retirement plan, primarily the Herman Miller, Inc. profit sharing and 401(k) plan. Employees under the Herman Miller, Inc. profit sharing plan are eligible to begin participating on their date of hire. The Profit Sharing plan provides for discretionary contributions for eligible participants, payable in the company's common stock, of not more than 6 percent of employees' wages based on the company's financial performance. Under the Herman Miller, Inc. 401(k) plan the company matches 100 percent of employee contributions to their 401(k) accounts up to 3 percent of their pay. A core contribution of 4 percent is also included for most participants of the plan. The company’s other defined contribution retirement plans may provide for matching contributions, non-elective contributions and discretionary contributions as declared by management.

The cost of the Herman Miller, Inc. profit sharing contribution during fiscal 2015, 2014, and 2013 were $4.8 million, $6.4 million and $5.3 million, respectively. The cost of the company's 401(k) matching contributions and core contributions charged against operations was approximately $20.8 million, $20.3 million, and $17.0 million in fiscal years 2015, 2014 and 2013, respectively.

8. Common Stock and Per Share Information
The following table reconciles the numerators and denominators used in the calculations of basic and diluted EPS for each of the last three fiscal years:

(In millions, except shares)	2015	2014	2013
Numerator:
Numerator for both basic and diluted EPS, net earnings (loss)	$97.5	$(22.1)	$68.2

Denominator:
Denominator for basic EPS, weighted-average common shares outstanding	59,475,297	58,955,487	58,425,522
Potentially dilutive shares resulting from stock plans	649,069	—	418,992
Denominator for diluted EPS	60,124,366	58,955,487	58,844,514

Equity awards of 715,685 shares, 2,779,782 shares and 1,953,450 shares of common stock were excluded from the denominator for the computation of diluted earnings per share for the fiscal years ended May 30, 2015, May 31, 2014, and June 1, 2013, respectively, because they were anti-dilutive. The company has certain share-based payment awards that meet the definition of participating securities. The company has evaluated the impact on EPS of all participating securities under the two-class method, noting the impact on EPS was immaterial.

Common Stock
The company has a share repurchase plan authorized by the Board of Directors on September 28, 2007, which provided share repurchase authorization of $300.0 million with no specified expiration date. During fiscal year 2015, 2014, and 2013, shares repurchased and retired totaled 121,488, 408,391 and 154,917 shares respectively.

9. Stock-Based Compensation

The company utilizes equity-based compensation incentives as a component of its employee and non-employee director and officer compensation philosophy. Currently, these incentives consist principally of stock options, restricted stock, restricted stock units and performance share units. The company also offers a stock purchase plan for its domestic and certain international employees. The company issues shares in connection with its share-based compensation plans from authorized, but unissued, shares. At May 30, 2015 there were 3,991,307 shares authorized for granting under the various stock-based compensation plans.

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

The company classifies pre-tax stock-based compensation expense primarily within “Operating expenses” in the Consolidated Statements of Comprehensive Income. Related expenses charged to “Cost of sales” are not material. Pre-tax compensation expense and the related income tax benefit for all types of stock-based programs was as follows for the periods indicated:

(In millions)	May 30, 2015	May 31, 2014	June 1, 2013
Employee stock purchase program	$0.3	$0.3	$0.3
Stock option plans	2.6	2.3	3.6
Restricted stock grants	0.1	0.2	0.3
Restricted stock units	3.7	5.2	3.2
Performance share units	3.3	3.0	0.7
Total	$10.0	$11.0	$8.1

Tax benefit	$3.6	$4.0	$2.9
As of May 30, 2015, total pre-tax stock-based compensation cost not yet recognized related to non-vested awards was approximately $7.9 million. The weighted-average period over which this amount is expected to be recognized is 1.24 years.

The company estimated the fair value of employee stock options on the date of grant using the Black-Scholes model. In determining these values, the following weighted-average assumptions were used for the options granted during the fiscal years indicated.

	2015	2014	2013
Risk-free interest rates (1)	1.46%	1.62%	0.77%
Expected term of options (2)	4.0 years	5.5 years	5.5 years
Expected volatility (3)	36%	46%	47%
Dividend yield (4)	1.85%	1.74%	1.98%
Weighted-average grant-date fair value of stock options:
Granted with exercise prices equal to the fair market value of the stock on the date of grant	$7.74	$10.68	$6.52

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

Employee Stock Purchase Program
Under the terms of the company's Employee Stock Purchase Plan, 4 million shares of authorized common stock were reserved for purchase by plan participants at 85 percent of the market price. Shares of common stock purchased under the employee stock purchase plan were 62,467, 63,753 and 84,075 for the fiscal years ended 2015, 2014 and 2013 respectively.

Stock Option Plans
The company has stock option plans under which options to purchase the company's stock are granted to employees and non-employee directors at a price not less than the market price of the company's common stock on the date of grant. Under the current award program, all options become exercisable between one and three years from date of grant and expire two to ten years from date of grant. Most options are subject to graded vesting with the related compensation expense recognized on a straight-line basis over the requisite service period.

The following is a summary of the transactions under the company's stock option plans:

	Shares Under Option	Weighted-Average Exercise Prices	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Outstanding at May 31, 2014	1,596,984	$25.47	4.7	$9.9
Granted at market	75,954	$30.22
Exercised	(264,850)	$21.78
Forfeited or expired	(105,465)	$30.99
Outstanding at May 30, 2015	1,302,623	$26.05	4.0	$4.7
Ending vested + expected to vest	1,298,463	$26.04	4.0	$4.7
Exercisable at end of period	1,044,419	$26.81	3.0	$3.3

The total pre-tax intrinsic value of options exercised during fiscal 2015, 2014 and 2013 was $2.4 million, $6.2 million, and $2.0 million, respectively. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the company's closing stock price as of the end of the period presented, which would have been received by the option holders had all option holders exercised in-the-money options as of that date. Total cash received during fiscal 2015 from the exercise of stock options was $2.1 million.

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

	2015
	Shares	Weighted Average Grant-Date Fair Value
Outstanding, at beginning of year	62,034	$20.66
Granted	—	$—
Vested	(8,211)	$18.42
Forfeited or expired	(3,500)	$23.90
Outstanding, at end of year	50,323	$20.80

The weighted-average remaining recognition period of the outstanding restricted stock grants at May 30, 2015, was 0.94 years. The fair value of the shares that vested during the twelve months ended May 30, 2015, was $0.2 million. There were no restricted stock grants granted during fiscal 2015, 2014 or 2013.

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
The following is a summary of restricted stock unit transactions for the fiscal years indicated:

	Share Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value in Millions	Weighted-Average Remaining Contractual Term (Years)
Outstanding at May 31, 2014	566,106	$23.31
Granted	116,485	$30.38
Forfeited	(13,410)	$25.35
Released	(163,709)	$24.95
Outstanding at May 31, 2015	505,472	$24.21	$13.5	1.2
Ending vested + expected to vest	495,523		$12.9	1.2

The weighted-average remaining recognition period of the outstanding restricted stock units at May 30, 2015, was 1.11 years. The fair value of the share units that vested during the twelve months ended May 30, 2015, was $4.7 million. The weighted average grant-date fair value of restricted stock units granted during 2015, 2014, and 2013 was $30.38, $28.55, and $20.49 respectively.

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

The following is a summary of performance share unit transactions for the fiscal years indicated:

	Share Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value in Millions	Weighted-Average Remaining Contractual Term (Years)
Outstanding at May 31, 2014	210,196	$26.64	$6.6	1.8
Granted	151,785	$32.71
Forfeited	(5,075)	$32.22
Outstanding at May 30, 2015	356,906	$29.17	$9.9	1.3
Ending vested + expected to vest	349,664		$9.7	1.3

The weighted-average remaining recognition period of the outstanding performance share units at May 30, 2015, was 1.05 years. The fair value for shares that vested during the twelve months ended May 30, 2015, was zero. The weighted average grant-date fair value of performance share units granted during 2015, 2014, and 2013 was $32.71, $31.66, and $17.10 respectively.

Herman Miller Consumer Holding Stock (HMCH) Option Plan
Certain employees were granted options to purchase stock of HMCH at a price not less than the market price of HMCH common stock on the date of grant. For the grants of options under the award program, options are potentially exercisable between one year and five years from date of grant and expire at the end of the window period that follows the fifth anniversary of the grant date. Vesting is based on the performance of HMCH over a period of five years. These options have been classified as liability awards as the holders have the right to put the underlying shares to the company upon exercise. Given this, the awards are measured at fair value at the end of each reporting period and compensation expense is adjusted accordingly to reflect the fair value over the requisite service period. The company estimates the issuance date fair value of HMCH stock options on the date of grant using the Black-Scholes model. At May 30, 2015 there were 662,400 shares subject to award options and no shares were exercisable. The expense and related liability for these awards was $1.4 million during fiscal 2015. The liability for the HMCH stock options is recorded within the Consolidated Balance Sheets within the "Other liabilities" line item.

The following weighted-average assumptions were used to value the liability associated with HMCH stock options as of May 30, 2015, the first year during which the stock option plan was in place.

2015
Risk-free interest rates (1)	0.99%
Expected term of options (2)	3.2 years
Expected volatility (3)	35%
Dividend yield	not applicable
Strike price	$24.39
Per share value (4)	$8.71

(1) Represents the U.S. Treasury yield over the same period as the expected option term.
(2) Represents the period of time that options granted are expected to be outstanding. Based on analysis of historical option exercise activity, the company has determined that all employee groups exhibit similar exercise and post-vesting termination behavior.
(3) Amount is determined based on analysis of historical price volatility of the common stock of peer companies over a period equal to the expected term of the options.
(4) Based on the Black-Scholes formula.

	Shares Under Option	Weighted-Average Exercise Prices	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Outstanding at May 31, 2014	—
Granted	606,301	$21.66
Exercised	(87,232)	$8.16
Forfeited or expired	(14,400)	$24.39
Outstanding at May 30, 2015	504,669		4.2	$2.1
Exercisable at end of period	13,583	$6.79

The total pre-tax intrinsic value of HMCH options exercised during fiscal 2015 was $1.4 million The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the HMCH market price, less the strike price, as of the end of the period presented, which would have been received by the option holders had all option holders exercised in-the-money options as of that date.

Deferred Compensation Plans
In 2008, the company discontinued use of the existing Non-qualified Deferred Compensation Plan for new contributions and established the Herman Miller, Inc. Executive Equalization Retirement Plan.

The Non-qualified Deferred Compensation Plan allowed selected employees to defer part or all of their executive incentive cash bonus payment each year. The company could make a matching contribution of 30 percent of the executive's contribution up to 50 percent of the deferred cash incentive bonus. The company's matching contribution vested at the rate of 30 1/3 percent annually. In accordance with the terms of the plan, the executive deferral and company matching contribution were placed in a “Rabbi” trust, which invested solely in the company's common stock. Rabbi trust arrangements offer the executive a degree of assurance for ultimate payment of benefits without causing constructive receipt for income tax purposes. Distributions to the executive from the Rabbi trust can only be made in the form of the company's common stock. The assets in the Rabbi trust remain subject to the claims of creditors of the company and are not the property of the executive and are, therefore, included as a separate component of stockholders' equity under the caption "Key Executive Deferred Compensation" in the Consolidated Balance Sheets. Shares associated with the Non-qualified Deferred Compensation Plan are included in the denominator for both basic and diluted EPS.

The Herman Miller, Inc. Executive Equalization Retirement Plan is a supplemental deferred compensation plan and was made available for salary deferrals and company contributions beginning in January 2008. The plan is available to a select group of management or highly compensated employees who are selected for participation by the Executive Compensation Committee of the Board of Directors. The plan allows participants to defer up to 50 percent of their base salary and up to 100 percent of their incentive cash bonus. Company contributions to the plan “mirror” the amounts the company would have contributed to the various qualified retirement plans had the employee's compensation not been above the IRS statutory ceiling ($265,000in 2015). The company does not guarantee a rate of return for these funds. Instead, participants make investment elections for their deferrals and company contributions. Investment options are the same as those available under the Herman Miller Profit Sharing and 401(k) Plan, except for company stock, which is not an investment option under this plan.

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

	2015	2014	2013
Options	—	—	—
Shares of common stock	13,752	12,358	15,746
Shares through the deferred compensation program	—	2,317	2,779

10. Income Taxes

The components of earnings (loss) before income taxes are as follows:

(In millions)	2015	2014	2013
Domestic	$142.5	$(45.1)	$89.9
Foreign	2.7	1.7	7.3
Total	$145.2	$(43.4)	$97.2

The provision (benefit) for income taxes consists of the following:

(In millions)	2015	2014	2013
Current: Domestic - Federal	$43.6	$22.2	$36.4
Domestic - State	6.3	4.6	5.2
Foreign	6.1	4.8	3.9
	56.0	31.6	45.5
Deferred: Domestic - Federal	(5.9)	(43.6)	(14.9)
Domestic - State	(0.6)	(5.6)	(1.4)
Foreign	(2.3)	(3.6)	(0.3)
	(8.8)	(52.8)	(16.6)
Total income tax provision	$47.2	$(21.2)	$28.9

The following table represents a reconciliation of income taxes at the United States statutory rate with the effective tax rate as follows:

(In millions)	2015	2014	2013
Income taxes computed at the United States Statutory rate of 35%	$50.8	$(15.2)	$34.0
Increase (decrease) in taxes resulting from:
Change in unrecognized tax benefits	—	0.4	0.1
Foreign statutory rate differences	(1.0)	(0.9)	(1.9)
Manufacturing deduction under the American Jobs Creation Act of 2004	(4.8)	(3.9)	(4.0)
State taxes	4.2	(0.9)	2.5
Federal permanent true-ups	(0.9)	1.6	(2.1)
Tax on undistributed foreign earnings	(3.9)	—	(0.2)
Other, net	2.8	(2.3)	0.5
Income tax expense (benefit)	$47.2	$(21.2)	$28.9
Effective tax rate	32.6%	48.9%	29.8%

The tax effects and types of temporary differences that give rise to significant components of the deferred tax assets and liabilities at May 30, 2015 and May 31, 2014, are as follows:

(In millions)	2015	2014
Deferred tax assets:
Compensation-related accruals	$21.9	$19.5
Accrued pension and post-retirement benefit obligations	11.0	9.7
Deferred revenue	2.9	3.0
Inventory related	6.4	3.7
Reserves for uncollectible accounts and notes receivable	1.4	1.5
Other reserves and accruals	3.6	3.5
Warranty	9.3	8.5
State and local tax net operating loss carryforwards	5.5	3.2
Federal net operating loss carryforward	12.2	0.1
State credits	0.2	0.2
Foreign tax net operating loss carryforwards	9.9	9.9
Foreign tax credits	0.1	0.1
Foreign capital loss carryforward	—	0.1
Undistributed foreign earnings	4.5	—
Financing costs	0.8	1.2
Other	3.6	1.5
Subtotal	93.3	65.7
Valuation allowance	(11.1)	(8.5)
Total	$82.2	$57.2

Deferred tax liabilities:
Book basis in property in excess of tax basis	$(16.7)	$(14.7)
Intangible assets	(44.5)	(18.1)
Other	(3.6)	(2.4)
Total	$(64.8)	$(35.2)
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

At May 30, 2015, the company had state and local tax NOL carry-forwards of $77.0 million, the tax benefit of which is $5.5 million, which have various expiration periods from one to twenty-one years. The company also had state credits with a tax benefit of $0.2 million which expire in one year. For financial statement purposes, the NOL carry-forwards and state tax credits have been recognized as deferred tax assets, subject to a valuation allowance of $2.4 million.

At May 30, 2015, the company had federal NOL carry-forwards of $34.8 million, the tax benefit of which is $12.2 million, which expire in 13 to 14 years. For financial statement purposes, the NOL carry-forwards have been recognized as deferred tax assets, subject to a valuation allowance of $2.8 million.

At May 30, 2015, the company had foreign net operating loss carry-forwards of $42.5 million, the tax benefit of which is $9.9 million, which have expiration periods from eight years to an unlimited term. The company also had foreign tax credits with a tax benefit of $0.1 million which expire in one to five years. For financial statement purposes, NOL carry-forwards and foreign tax credits have been recognized as deferred tax assets, subject to a valuation allowance of $5.8 million.

At May 30, 2015, the company had foreign deferred assets of $0.3 million, the tax benefit of which is $0.1 million, which is related to various deferred taxes in Italy. For financial statement purposes, the assets have been recognized as deferred tax assets, subject to a valuation allowance of $0.1 million.

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

The components of the company's unrecognized tax benefits are as follows:

(In millions)
Balance at June 1, 2013	$1.4
Increases related to current year income tax positions	0.5
Increases related to prior year income tax positions	—
Decreases related to prior year income tax positions	—
Decreases related to lapse of applicable statute of limitations	(0.1)
Decreases related to settlements	—
Balance at May 31, 2014	1.8
Increases related to current year income tax positions	0.4
Increases related to prior year income tax positions	0.1
Decreases related to prior year income tax positions	(0.4)
Decreases related to lapse of applicable statute of limitations	(0.1)
Decreases related to settlements	—
Balance at May 30, 2015	$1.8

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

The company recognizes interest and penalties related to unrecognized tax benefits through "Income tax expense (benefit)" in its Consolidated Statements of Comprehensive Income. Interest and penalties and the related liability were as follows for the periods indicated:

(In millions)	May 30, 2015	May 31, 2014	June 1, 2013
Interest and penalty expense	$0.4	$0.2	$—

Liability for interest and penalties	$0.9	$0.6

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

During the year, the company has closed the audit of fiscal year 2014 with the Internal Revenue Service under the Compliance Assurance Process (CAP). For the majority of the remaining tax jurisdictions, the company is no longer subject to state and local, or non-U.S. income tax examinations by tax authorities for fiscal years before 2012.

11. Fair Value of Financial Instruments

The company's financial instruments consist of cash equivalents, marketable securities, accounts and notes receivable, deferred compensation plan, accounts payable, debt, redeemable noncontrolling interests, and foreign currency exchange contracts. The company's financial instruments, other than long-term debt, are recorded at fair value. The estimated fair value of debt approximates the carrying value as of May 30, 2015 and May 31, 2014. The carrying value and fair value of the company's long-term debt, including current maturities, is as follows for the periods indicated:

(In millions)	May 30, 2015	May 31, 2014
Carrying value	$290.0	$250.0
Fair value	$315.1	$279.2

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

The following tables set forth financial assets and liabilities measured at fair value in the Consolidated Balance Sheets and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of May 30, 2015 and May 31, 2014:

(In millions)	Fair Value Measurements
	May 30, 2015	May 31, 2014
Financial Assets	Quoted Prices With Other Observable Inputs (Level 2)	Quoted Prices With Other Observable Inputs (Level 2)
Available-for-sale marketable securities:
Asset-backed securities	$0.2	$0.4
Corporate debt securities	0.6	1.2
Government obligations	0.5	7.9
Mortgage-backed securities	4.4	1.6
Foreign currency forward contracts	0.7	0.2
Deferred compensation plan	7.9	6.3
Total	$14.3	$17.6

Financial Liabilities
Foreign currency forward contracts	$0.2	$0.1
Total	$0.2	$0.1

The following is a summary of the carrying and market values of the company's marketable securities as of the dates indicated:

	May 30, 2015
(In millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value
Asset-backed securities	$0.2	$—	$—	$0.2
Corporate debt securities	0.6	—	—	0.6
Government obligations	0.5	—	—	0.5
Mortgage-backed securities	4.4	—	—	4.4
Total	$5.7	$—	$—	$5.7

	May 31, 2014
(In millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value
Asset-backed securities	$0.4	$—	$—	$0.4
Corporate debt securities	1.2	—	—	1.2
Government obligations	7.9	—	—	7.9
Mortgage-backed securities	1.6	—	—	1.6
Total	$11.1	$—	$—	$11.1

Maturities of debt securities included in marketable securities as of May 30, 2015, are as follows:

(In millions)	Cost	Market Value
Due within one year	$3.1	$3.1
Due after one year through five years	2.5	2.5
Due after five years	0.1	0.1
Total	$5.7	$5.7

12. Supplemental Disclosures of Cash Flow Information

The following table presents the adjustments to reconcile net earnings to net cash provided by operating activities:

(In millions)	2015	2014	2013

Depreciation expense	$44.2	$37.8	$34.4
Amortization expense	5.6	4.6	3.1
Provision for losses on accounts receivable and notes receivable	1.8	1.0	0.6
(Gain) Loss on sales of property and dealers	—	(1.7)	0.8
Deferred income tax expense (benefit)	(8.8)	(52.8)	(16.6)
Pension expense	0.8	115.4	31.9
Restructuring and impairment expenses	12.7	26.5	1.2
Stock-based compensation	10.0	11.0	8.1
Excess tax benefits from stock-based compensation	(0.7)	(1.1)	(0.3)
Other changes in long-term liabilities	(1.2)	(8.5)	(9.2)
Other	1.7	1.2	(2.9)
Changes in current assets and liabilities:
Decrease (increase) in assets:
Accounts receivable	7.8	(26.7)	(7.7)
Inventories	(9.0)	(2.2)	(4.6)
Prepaid expenses and other	(2.5)	(3.2)	9.3
Increase (decrease) in liabilities:
Accounts payable	1.1	2.6	6.0
Accrued liabilities	6.1	8.3	14.2
Total changes in current assets and liabilities	3.5	(21.2)	17.2
Total adjustments	$69.6	$112.2	$68.3

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

Changes in the warranty reserve for the stated periods were as follows:

(In millions)	2015	2014	2013
Accrual balance, beginning	$25.2	$24.8	$22.2
Accrual for warranty matters	25.0	20.2	23.3
Settlements	(23.4)	(19.8)	(20.7)
Accrual balance, ending	$26.8	$25.2	$24.8

Other Guarantees
The company is periodically required to provide performance bonds in order to conduct business with certain customers. These arrangements are common and generally have terms ranging between one and three years. The bonds are required to provide assurances to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The performance bonds are provided by various bonding agencies and the company is ultimately liable for claims that may occur against them. As of May 30, 2015, the company had a maximum financial exposure related to performance bonds of approximately $10.3 million. The company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company's financial statements. Accordingly, no liability has been recorded as of May 30, 2015 and May 31, 2014.

The company periodically enters into agreements in the normal course of business that may include indemnification clauses regarding patent or trademark infringement and service losses. Service losses represent all direct or consequential loss, liability, damages, costs, and expenses incurred by the customer or others resulting from services rendered by the company, the dealer, or certain sub-contractors, due to a proven negligent act. The company has no history of claims, nor is it aware of circumstances that would require it to perform under these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company's financial statements. Accordingly, no liability has been recorded as of May 30, 2015 and May 31, 2014.

The company has entered into standby letter of credit arrangements for the purpose of protecting various insurance companies and lessors against default on insurance premium and lease payments. As of May 30, 2015, the company had a maximum financial exposure from these standby letters of credit of approximately $8.3 million, all of which is considered usage against the company's revolving credit facility. The company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company's financial statements. Accordingly, no liability has been recorded as of May 30, 2015 and May 31, 2014.

Contingencies
The company leases a facility in the United Kingdom under an agreement that expired in June 2011 and the company is currently leasing the facility on a month to month basis. Under the terms of the lease, the company is required to perform the maintenance and repairs necessary to address the general dilapidation of the facility over the lease term. The ultimate cost of this provision to the company is dependent on a number of factors including, but not limited to, the future use of the facility by the lessor and whether the company chooses and is permitted to renew the lease term. The company has estimated the cost of these maintenance and repairs to be between $0.5 million and $1.5 million, depending on the outcome of future plans and negotiations. Based on existing circumstances, it is estimated that these costs will most likely approximate $1.2 million as of May 30, 2015, and was estimated to be $1.5 million as of May 31, 2014. As a result, these amounts have been recorded as a liability reflected under the caption “Accrued liabilities” for fiscal 2014 and fiscal 2013 in the Consolidated Balance Sheets.

The company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the company's Consolidated Financial Statements.

As of the end of fiscal 2015, outstanding commitments for future purchase obligations approximated $42 million.

14. Operating Segments
Following the acquisition of DWR, the company realigned the composition of the reportable segments to reflect the new operational and management divisions of the business. As a result, the previously defined "Specialty and Consumer" structure was divided into two separate segments. Specialty includes the operations associated with the design, manufacture, and sale of high-craft furniture products and textiles including Geiger wood products, Maharam textiles, and Herman Miller Collection products. The Consumer segment includes the operations associated with the sale of modern design furnishings and accessories to third party retail distributors, as well as direct to consumer sales through eCommerce and DWR studios. Prior year results have been revised to reflect this change. The North American and ELA segments were not affected by these changes.

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

The performance of the operating segments is evaluated by the company's management using various financial measures. The following is a summary of certain key financial measures for the respective fiscal years indicated:

(In millions)	2015	2014	2013

Net Sales:
North American Furniture Solutions	$1,241.9	$1,216.3	$1,221.9
ELA Furniture Solutions	409.9	392.2	377.3
Specialty	219.9	205.8	111.7
Consumer	270.5	67.7	64.0
Corporate	—	—	—
Total	$2,142.2	$1,882.0	$1,774.9

Depreciation and Amortization:
North American Furniture Solutions	$26.5	$26.8	$28.0
ELA Furniture Solutions	8.2	7.6	6.6
Specialty	7.4	6.8	2.1
Consumer	7.3	1.2	0.8
Corporate	0.4	—	—
Total	$49.8	$42.4	$37.5

Operating Earnings (Losses):
North American Furniture Solutions	$125.2	$(27.0)	$76.6
ELA Furniture Solutions	25.9	23.1	24.7
Specialty	13.5	(5.3)	1.8
Consumer	14.7	9.9	13.6
Corporate	(15.9)	(26.4)	(1.8)
Total	$163.4	$(25.7)	$114.9

Capital Expenditures:
North American Furniture Solutions	$31.7	$28.9	$33.6
ELA Furniture Solutions	20.3	6.4	15.9
Specialty	3.7	5.5	0.7
Consumer	7.9	—	—
Corporate	—	—	—
Total	$63.6	$40.8	$50.2

Total Assets:
North American Furniture Solutions	$500.0	$457.0	$427.8
ELA Furniture Solutions	235.4	244.8	250.9
Specialty	151.6	157.7	158.0
Consumer	231.8	18.8	16.3
Corporate	69.4	112.6	93.5
Total	$1,188.2	$990.9	$946.5

Goodwill:
North American Furniture Solutions	$135.8	$135.8	$136.1
ELA Furniture Solutions	41.9	42.6	41.1
Specialty	49.8	49.8	49.8
Consumer	75.6	—	—
Corporate	—	—	—
Total	$303.1	$228.2	$227.0

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

The restructuring and asset impairment charges of $12.7 million, $26.5 million, and $1.2 million in fiscal 2015, fiscal 2014 and fiscal 2013, respectively, are discussed in Note 16 of the Consolidated Financial Statements and were allocated to the “Corporate” category.

The company's product offerings consist primarily of office furniture systems, seating, freestanding furniture, storage and casegoods. These product offerings are marketed, distributed, and managed primarily as a group of similar products on an overall portfolio basis. The following is a summary of net sales estimated by product category for the respective fiscal years indicated.

(In millions)	2015	2014	2013
Net Sales:
Systems	$563.4	$571.6	$572.9
Seating	805.5	658.2	609.8
Freestanding and storage	484.1	386.4	395.0
Other (1)	289.2	265.8	197.2
Total	$2,142.2	$1,882.0	$1,774.9

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

(In millions)	2015	2014	2013
Net Sales:
United States	$1,640.6	$1,406.3	$1,291.5
International	501.6	475.7	483.4
Total	$2,142.2	$1,882.0	$1,774.9

(In millions)	2015	2014	2013
Long-lived assets:
United States	$224.2	$177.0	$169.2
International	53.8	35.4	29.8
Total	$278.0	$212.4	$199.0

It is estimated that no single dealer accounted for more than 5 percent of the company's net sales in the fiscal year ended May 30, 2015. It is also estimated that the largest single end-user customer, the U.S. federal government, accounted for approximately $97 million or 5 percent of the company's fiscal 2015 net sales. These sales are recorded within the North American Furniture Solutions reportable segment.

Approximately 14.1 percent of the company's employees are covered by collective bargaining agreements, most of whom are employees of its Nemschoff, Herman Miller Ningbo, and Herman Miller Dongguan subsidiaries.

15. Accumulated Other Comprehensive Loss

The following table provides an analysis of the changes in accumulated other comprehensive loss for the years ended May 30, 2015, May 31, 2014 and June 1, 2013:

	Year Ended
(In millions)	May 30, 2015	May 31, 2014	June 1, 2013
Cumulative translation adjustments at beginning of period	(11.1)	(14.0)	(13.0)
Translation adjustments (net of tax of ($0.3, $ - and $ - )	(9.7)	2.9	(1.0)
Balance at end of period	(20.8)	(11.1)	(14.0)
Pension and other post-retirement benefit plans at beginning of period	(26.8)	(110.3)	(127.6)
Adjustments to pension and other post-retirement benefit plans (net of tax of ($2.6, $ - and $ - )	(10.0)	(3.1)	0.5
Reclassification to earnings - cost of sales (net of tax $ - , $(15.8), $(1.0))	—	27.6	1.8
Reclassification to earnings - operating expenses (net of tax $(0.4), $(35.1), $(7.8))	1.4	59.0	15.0
Balance at end of period	(35.4)	(26.8)	(110.3)
Total accumulated other comprehensive loss	(56.2)	(37.9)	(124.3)

16. Redeemable Noncontrolling Interests
Redeemable noncontrolling interests are reported on the Consolidated Balance Sheets in mezzanine equity in “Redeemable noncontrolling interests.” The company recognizes changes to the redemption value of redeemable noncontrolling interests as they occur and adjusts the carrying value to equal the redemption value at the end of each reporting period accordingly. The redemption amounts have been estimated based on the fair value of the subsidiary, determined based on a weighting of the discounted cash flow and market methods. This represents a level 3 fair value measurement.

Changes in the company’s Redeemable noncontrolling interests for the year ended May 30, 2015 are as follows:

(In millions)
Balance at May 31, 2014	$—
Increase due to business combinations	25.7
Net income attributable to redeemable noncontrolling interests	0.5
Exercised options	0.7
Contributions by noncontrolling interests	0.2
Redemption value adjustment	3.3
Balance at May 30, 2015	$30.4

17. Restructuring and Impairment Activities

2015 Restructuring and Impairment Charges
The company recognized asset impairment expenses totaling $10.8 million associated with the POSH trade name for the fiscal year 2015. Although profitability associated with the POSH Trade Name increased as compared to the prior year, forecasts developed during the fourth quarter of fiscal 2015 indicated that forecasts of revenue and profitability no longer supported the value of the trade name intangible asset.

The company also recognized restructuring expenses of $1.9 million during the third quarter of fiscal 2015 related to targeted workforce reductions within the North American segment. These actions resulted in the recognition of restructuring expenses related to severance and outplacement costs.

2014 Restructuring and Impairment Charges
The company recognized asset impairment expense totaling $21.4 million associated with the Nemschoff and POSH trade names for the fiscal year 2014. The company also recognized restructuring expense of $1.1 million during the third quarter of fiscal 2014. This restructuring was related to actions taken to improve the efficiency of the North American sales and distribution channel and Geiger manufacturing operations. These actions focused primarily on targeted workforce reductions.

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

18. Quarterly Financial Data (Unaudited)

Set forth below is a summary of the quarterly operating results on a consolidated basis for the years ended May 30, 2015, May 31, 2014, and June 1, 2013.

(In millions, except per share data)		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015	Net sales	$509.7	$565.4	$516.4	$550.7
	Gross margin	185.6	205.7	190.5	209.6
	Net earnings (loss) attributable to Herman Miller, Inc. (1)	25.2	27.8	21.0	23.4
	Earnings (loss) per share-basic	0.43	0.47	0.35	0.39
	Earnings (loss) per share-diluted	0.42	0.46	0.35	0.39

2014	Net sales	$468.1	$470.5	$455.9	$487.5
	Gross Margin (1)	170.0	118.9	162.9	179.1
	Net earnings (loss) attributable to Herman Miller, Inc.	22.5	(80.6)	19.4	16.6
	Earnings per share-basic (1)	0.38	(1.37)	0.33	0.28
	Earnings per share-diluted (1)	0.38	(1.37)	0.33	0.28

2013	Net sales (1)	$449.7	$441.8	$423.5	$460.0
	Gross margin	149.7	148.5	144.4	162.6
	Net earnings (loss) attributable to Herman Miller, Inc. (1)	20.0	8.4	16.5	23.4
	Earnings per share-basic (1)	0.34	0.14	0.28	0.40
	Earnings per share-diluted	0.34	0.14	0.28	0.40
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

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect all misstatements. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time.

The company acquired Design Within Reach, Inc. ("DWR") during the first quarter of fiscal 2015 (see Note 2 - Acquisitions and Divestitures for additional information). As permitted by Securities and Exchange Commission staff interpretive guidance for newly acquired businesses, management excluded DWR from its evaluation of internal control over financial reporting as of May 30, 2015, other than goodwill and intangible asset controls that have been incorporated into the company's existing control environment. The company is in the process of documenting and testing DWR's internal controls over financial reporting. The company will incorporate DWR into its annual report on internal control over financial reporting for its fiscal year ended 2016. Assets excluded from management's assessment totaled $96.1 million as of May 30, 2015 and $217.0 million of net sales and $2.9 million of net income for the fiscal year ending May 30, 2015.

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of May 30, 2015, based on the original framework in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes the company's internal control over financial reporting was effective as of May 30, 2015.

Ernst & Young LLP has issued an attestation report on the effectiveness of our internal control over financial reporting, which is included herein.

/s/ Brian C. Walker
Brian C. Walker
Chief Executive Officer

/s/ Jeffrey M. Stutz
Jeffrey M. Stutz
Chief Financial Officer

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Board of Directors and Stockholders of Herman Miller, Inc.

We have audited Herman Miller, Inc.’s internal control over financial reporting as of May 30, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Herman Miller, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Design Within Reach Inc., which is included in the fiscal 2015 consolidated financial statements of Herman Miller, Inc. and constituted $96.1 million of total assets as of May 30, 2015 and $217.0 million and $2.9 million of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Herman Miller, Inc. also did not include an evaluation of the internal control over financial reporting of Design Within Reach, Inc.

In our opinion, Herman Miller, Inc. maintained, in all material respects, effective internal control over financial reporting as of May 30, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the fiscal 2015 consolidated financial statements of Herman Miller, Inc., and our report dated July 28, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Grand Rapids, Michigan
July 28, 2015

Report of Independent Registered Public Accounting Firm on Financial Statements

To the Board of Directors and Stockholders of Herman Miller, Inc.

We have audited the accompanying consolidated balance sheets of Herman Miller, Inc. as of May 30, 2015 and May 31, 2014, and the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for each of the three fiscal years in the period ended May 30, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Herman Miller, Inc. at May 30, 2015 and May 31, 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 30, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Herman Miller, Inc.'s internal control over financial reporting as of May 30, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated July 28, 2015 expressed unqualified opinion thereon.

/s/ Ernst & Young LLP
Grand Rapids, Michigan
July 28, 2015

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

(c)
Changes in Internal Control Over Financial Reporting. The company acquired DWR during the first quarter of fiscal 2015 (see Note 2 of the Notes to the Consolidated Financial Statements). As permitted by the Securities and Exchange Commission Staff interpretive guidance for newly acquired businesses, management excluded DWR from its evaluation of internal control over financial reporting as of May 30, 2015. The company is in the process of documenting and testing DWR's internal controls over financial reporting. The company will incorporate DWR into its annual report on internal control over financial reporting for fiscal year 2016. As of May 30, 2015 assets excluded from management's assessment totaled $96.1 million. For fiscal year 2015 net sales of $217.0 million and $2.9 million of net income were excluded from management's assessment.

Item 9B OTHER INFORMATION

None

PART III

Item 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers, Promoters and Control Persons
Information relating to directors and director nominees of the registrant is contained under the caption “Director and Executive Officer Information” in the company's definitive Proxy Statement, relating to the company's 2015 Annual Meeting of Stockholders, and the information within that section is incorporated by reference. Information relating to Executive Officers of the company is included in Part I hereof entitled “Executive Officers of the Registrant.”

Compliance with Section 16(a) of the Exchange Act
Information relating to compliance with Section 16(a) of the Exchange Act is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the company's definitive Proxy Statement, relating to the company's 2015 Annual Meeting of Stockholders, and the information within that section is incorporated by reference.

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

Corporate Governance
Information relating to the identification of the audit committee, audit committee financial expert, and director nomination procedures of the registrant is contained under the captions “Board Committees” and “Corporate Governance and Board Matters — Director Nominations” in the company's definitive Proxy Statement, relating to the company's 2015 Annual Meeting of Stockholders, and the information within these sections is incorporated by reference.

Item 11 EXECUTIVE COMPENSATION

Information relating to management remuneration is contained under the captions “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination, Death, Disability, Retirement or Change in Control,” “Director Compensation,” “Director Compensation Table,” and “Compensation Committee Interlocks and Insider Participation” in the company's definitive Proxy Statement, relating to the company's 2015 Annual Meeting of Stockholders, and the information within these sections is incorporated by reference. The information under the caption “Compensation Committee Report” is incorporated by reference, however, such information is not deemed filed with the Commission.

Item 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections entitled “Voting Securities and Principal Stockholders,” “Director and Executive Officer Information,” and “Equity Compensation Plan Information” in the definitive Proxy Statement, relating to the company's 2015 Annual Meeting of Stockholders, and the information within these sections is incorporated by reference.

Item 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions contained under the captions “Related Person Transactions,” and “Corporate Governance and Board Matters — Determination of Independence of Board Members” in the definitive Proxy Statement, relating to the company's 2015 Annual Meeting of Stockholders and the information within these sections is incorporated by reference.

Item 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning the payments to our principal accountants and the services provided by our principal accounting firm set forth under the caption “Disclosure of Fees Paid to Independent Auditors” in the Definitive Proxy Statement, relating to the company's 2015 Annual Meeting of Stockholders, and the information within that section is incorporated by reference.

PART IV

Item 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	The following documents are filed as a part of this report:

	1.	Financial Statements

	The following Consolidated Financial Statements of the company are included in this Form 10-K on the pages noted:

			Page Number in this Form 10-K
	Consolidated Statements of Comprehensive Income		43
	Consolidated Balance Sheets		44
	Consolidated Statements of Stockholders' Equity		45
	Consolidated Statements of Cash Flows		46
	Notes to the Consolidated Financial Statements		47
	Management's Report on Internal Control over Financial Reporting		79
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting		80
	Report of Independent Registered Public Accounting Firm on Financial Statements		81

	2.	Financial Statement Schedule

	The following financial statement schedule and related Report of Independent Public Accountants on the Financial Statement Schedule are included in this Form 10-K on the pages noted:

			Page Number in this Form 10-K
	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule		86

	Schedule II-	Valuation and Qualifying Accounts and Reserves for the Years Ended May 30, 2015, May 31, 2014, and June 1, 2013	87

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

HERMAN MILLER, INC.
/s/ Jeffrey M. Stutz
By	Jeffrey M. Stutz Chief Financial Officer (Principal Accounting Officer and Duly Authorized Signatory for Registrant)

Date:     July 28, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on, July 28, 2015 by the following persons on behalf of the Registrant in the capacities indicated. Each Director of the Registrant, whose signature appears below, hereby appoints Brian C. Walker as his attorney-in-fact, to sign in his or her name and on his or her behalf, as a Director of the Registrant, and to file with the Commission any and all amendments to this Report on Form 10-K.

/s/ Michael A. Volkema	/s/ Lisa Kro
Michael A. Volkema (Chairman of the Board)	Lisa Kro (Director)

/s/ David O. Ulrich	/s/ Mary Vermeer Andringa
David O. Ulrich (Director)	Mary Vermeer Andringa (Director)

/s/ Dorothy A. Terrell	/s/ John R. Hoke III
Dorothy A. Terrell (Director)	John R. Hoke III (Director)

/s/ David A. Brandon	/s/ J. Barry Griswell
David A. Brandon (Director)	J. Barry Griswell (Director)

/s/ Douglas D. French	/s/ Brian C. Walker
Douglas D. French (Director)	Brian C. Walker (President, Chief Executive Officer, and Director)

/s/ Heidi Manheimer	/s/ Jeffrey M. Stutz
Heidi Manheimer (Director)	Jeffrey M. Stutz (Chief Financial Officer and Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Board of Directors and Shareholders of Herman Miller, Inc.

We have audited the consolidated financial statements of Herman Miller, Inc. as of May 30, 2015 and May 31, 2014, and for each of the three years in the period ended May 30, 2015, and have issued our report thereon dated July 28, 2015 (included elsewhere in this Form 10K). Our audits also included the financial statement schedule listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on these schedules based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Grand Rapids, Michigan
July 28, 2015

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Column A	Column B	Column C	Column D	Column E
Description	Balance at beginning of period	Charges to expenses or net sales	Deductions (3)	Balance at end of period
Year ended May 30, 2015:
Accounts receivable allowances — uncollectible accounts(1)	$3.4	$0.9	$(1.9)	$2.4

Accounts receivable allowances — credit memo(2)	$0.6	$—	$(0.2)	$0.4

Allowance for possible losses on notes receivable	$0.1	$0.9	$—	$1.0

Valuation allowance for deferred tax asset	$8.5	$(0.6)	$3.2	$11.1

Year ended May 31, 2014:
Accounts receivable allowances — uncollectible accounts(1)	$3.9	$1.0	$(1.5)	$3.4

Accounts Receivable allowances — credit memo(2)	$0.5	$0.1	$—	$0.6

Allowance for possible losses on notes receivable	$0.2	$—	$(0.1)	$0.1

Valuation allowance for deferred tax asset	$9.9	$(1.8)	$0.4	$8.5

Year ended June 1, 2013:
Accounts receivable allowances — uncollectible accounts(1)	$4.1	$0.4	$(0.6)	$3.9

Accounts receivable allowances — credit memo (2)	$0.3	$0.2	$—	$0.5

Allowance for possible losses on notes receivable	$0.2	$—	$—	$0.2

Valuation allowance for deferred tax asset	$10.3	$(0.5)	$0.1	$9.9
(1) Activity under the “Charges to expense or net sales” column are recorded within selling, general and administrative expenses.
(2) Activity under the “Charges to expenses or net sales” column are recorded within net sales.
(3) Represents amounts written off, net of recoveries and other adjustments. Includes effects of foreign translation.

EXHIBIT INDEX

(3)	Articles of Incorporation and Bylaws

	(a)	Restated Articles of Incorporation, dated October 4, 2013, is incorporated by reference from Exhibit 3(a) of Registrant's 2014 Form 10-K Annual Report.

	(b)	Amended and Restated Bylaws, dated July 13, 2015, is incorporated by reference from Exhibit 3 of the Registrant's Form 8-K dated July 17, 2015.

(4)	Instruments Defining the Rights of Security Holders

	(a)	Specimen copy of Herman Miller, Inc., common stock is incorporated by reference from Exhibit 4(a) of Registrant's 1981 Form 10-K Annual Report.

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

(a)
Herman Miller, Inc. 2011 Long-Term Incentive Plan is incorporated by reference from Appendix I of the Registrant's Definitive Proxy Statement dated August 26, 2014, as amended, filed with the Commission as of August 36, 2014. (1)

(b)
Herman Miller, Inc. Amended and Restated Nonemployee Officer and Director Deferred Compensation Stock Purchase Plan, is incorporated by reference from Exhibit 10.3 of the Registrant's Form 10-Q Quarterly Report for the quarter ended September 3, 2011. (1)

(c)	Form of Change in Control Agreement of the Registrant, is incorporated by reference from Exhibit 10.1 of the Registrant's Form 10-K dated July 26, 2011.

(d)	Herman Miller, Inc. Executive Equalization Retirement Plan.(1)

(e)
Herman Miller, Inc. Executive Incentive Cash Bonus Plan dated April 24, 2006 is incorporated by reference from Exhibit 10.5 of the Registrant's Form 10-Q Quarterly Report for the quarter ended September 3, 2011. (1)

(f)	Form of Herman Miller, Inc., Long-Term Incentive Plan Stock Option Agreement is incorporated by reference from Exhibit 99.1 of the Registrant's Form 8-K dated July 23, 2012.(1)

(g)	Form of Herman Miller, Inc., Long-Term Incentive Restricted Stock Unit Award is incorporated by reference from Exhibit 99.2 of the Registrant's Form 8-K dated July 23, 2012.(1)

(h)	Form of Herman Miller, Inc., Long-Term Incentive Performance Stock Unit EBITDA Award is incorporated by reference from Exhibit 99.3 of the Registrant's Form 8-K dated July 23, 2012.(1)

(i)
Third Amended and Restated Credit agreement dated as of July 21, 2014 among Herman Miller, Inc. and various lenders is incorporated by reference from 10.1 of the Registrant's Form 8-K dated July 22, 2014.

(j)	Form of Herman Miller, Inc. 2011 Long-Term Incentive Plan Performance Share Unit Award is incorporated by reference from Exhibit 10(a) of the Registrant's Form 10-Q dated October 8, 2014. (1)

(k)	Employment Agreement between John Edelman and Design Within Reach is incorporated by reference from Exhibit 10(b) of the Registrant's Form 10-Q dated October 8, 2014. (1)

(l)	Employment Agreement between John McPhee and Design Within Reach is incorporated by reference from Exhibit 10(c) of the Registrant's Form 10-Q dated October 8, 2014. (1)

(m)
Stockholders' Agreement between HM Springboard, Inc., Herman Miller, Inc., John Edelman, and John McPhee is incorporated by reference from Exhibit 10(d) of the Registrant's Form 10-Q dated October 8, 2014. (1)(3)

(n)	HM Springboard, Inc. Stock Option Plan is incorporated by reference from Exhibit 10(e) of the Registrant's Form 10-Q dated October 8, 2014. (1)(3)

(o)	Termination and Mutual Release Agreement between Curtis Pullen and Herman Miller, Inc., dated April 14, 2015.(1)

(p)	Form of Herman Miller, Inc. 2011 Long-Term Incentive Plan Conditional Stock Option Award. (1)

(21)	Subsidiaries

(23)(a)	Consent of Independent Registered Public Accounting Firm

(24)	Power of Attorney (Included in Item 15)

(31)(a)	Certificate of the Chief Executive Officer of Herman Miller, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)(b)	Certificate of the Chief Financial Officer of Herman Miller, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)(a)	Certificate of the Chief Executive Officer of Herman Miller, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32)(b)	Certificate of the Chief Financial Officer of Herman Miller, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document(2)

101.SCH	XBRL Taxonomy Extension Schema Document(2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(2)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(2)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(2)

(1) Denotes compensatory plan or arrangement.
(2) In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed “furnished” and not “filed” under sections 11 or 12 of the Securities Act of 1933 and/or under section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.
(3) Subsequent to the agreement, the legal name of the company was changed from HM Springboard, Inc. to Herman Miller Consumer Holdings, Inc.