Form 10-Q
period 2015-08-29
MILLER HERMAN INC
filed 2015-10-07
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ _ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended August 29, 2015	Commission File No. 001-15141

HERMAN MILLER, INC.

A Michigan Corporation	ID No. 38-0837640

855 East Main Avenue, Zeeland, MI 49464-0302	Phone (616) 654 3000

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
Yes [_] No [ X ]

Common Stock Outstanding at October 5, 2015 - 59,870,314 shares

HERMAN MILLER, INC. FORM 10-Q
FOR THE QUARTER ENDED AUGUST 29, 2015

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended
	August 29, 2015	August 30, 2014
Net sales	$565.4	$509.7
Cost of sales	348.6	324.1
Gross margin	216.8	185.6
Operating expenses:
Selling, general, and administrative	143.1	126.7
Design and research	18.6	16.7
Total operating expenses	161.7	143.4
Operating earnings	55.1	42.2
Other expenses:
Interest expense	3.9	4.7
Other, net	0.5	—
Earnings before income taxes and equity income	50.7	37.5
Income tax expense	17.0	12.4
Equity earnings from nonconsolidated affiliates, net of tax	0.1	0.1
Net earnings	33.8	25.2
Net earnings attributable to noncontrolling interests	0.3	—
Net earnings attributable to Herman Miller, Inc.	$33.5	$25.2

Earnings per share — basic	$0.56	$0.43
Earnings per share — diluted	$0.56	$0.42
Dividends declared, per share	$0.148	$0.140

Other comprehensive income, net of tax
Foreign currency translation adjustments	$(3.5)	$(0.5)
Pension and post-retirement liability adjustments	0.9	0.4
Other comprehensive (loss)	(2.6)	(0.1)
Comprehensive income	31.2	25.1
Comprehensive income attributable to noncontrolling interests	0.3	—
Comprehensive income attributable to Herman Miller, Inc.	$30.9	$25.1

See accompanying notes to condensed consolidated financial statements.

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Millions Except Share Data)
(Unaudited)

	August 29, 2015	May 30, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$52.0	$63.7
Marketable securities	5.7	5.7
Accounts and notes receivable, net	202.2	189.6
Inventories, net	136.9	129.6
Prepaid expenses and other	74.7	74.9
Total current assets	471.5	463.5
Property and equipment, at cost	883.9	868.6
Less — accumulated depreciation	(631.0)	(619.1)
Net property and equipment	252.9	249.5
Goodwill	303.0	303.1
Indefinite-lived intangibles	85.2	85.2
Other amortizable intangibles, net	50.9	52.3
Other noncurrent assets	33.5	34.6
Total Assets	$1,197.0	$1,188.2

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	151.6	164.7
Accrued compensation and benefits	70.7	66.6
Accrued warranty	27.0	26.8
Other accrued liabilities	107.0	92.8
Total current liabilities	356.3	350.9
Long-term debt	268.0	290.0
Pension and post-retirement benefits	27.1	27.8
Other liabilities	62.4	61.0
Total Liabilities	713.8	729.7
Redeemable noncontrolling interests	31.5	30.4
Stockholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized, none issued)	—	—
Common stock, $0.20 par value (240,000,000 shares authorized, 59,860,070 and 59,694,611 shares issued and outstanding in 2016 and 2015, respectively)	12.0	11.9
Additional paid-in capital	137.3	135.1
Retained earnings	361.8	338.0
Accumulated other comprehensive loss	(58.8)	(56.2)
Key executive deferred compensation plans	(1.2)	(1.2)
Herman Miller, Inc. Stockholders' Equity	451.1	427.6
Noncontrolling Interests	0.6	0.5
Total Stockholders' Equity	451.7	428.1
Total Liabilities, Redeemable Noncontrolling Interests, and Stockholders' Equity	$1,197.0	$1,188.2

See accompanying notes to condensed consolidated financial statements.

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS
(Dollars in Millions)
(Unaudited)

	Three Months Ended
	August 29, 2015	August 30, 2014
Cash Flows from Operating Activities:
Net earnings	$33.8	$25.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	13.7	12.0
Stock-based compensation	4.0	3.0
Excess tax benefits from stock-based compensation	(0.9)	(0.3)
Pension and post-retirement expenses	0.4	0.3
Deferred taxes	(3.9)	(2.8)
Other, net	0.8	(0.2)
(Increase) decrease in current assets	(26.6)	7.1
Increase (decrease) in current liabilities	9.0	(2.0)
Increase (decrease) in non-current liabilities	3.0	(0.3)
Net Cash Provided by Operating Activities	33.3	42.0

Cash Flows from Investing Activities:
Proceeds from sales of property	3.0	—
Marketable securities sales	—	0.2
Acquisitions, net of cash received	—	(154.0)
Capital expenditures	(16.6)	(8.2)
Other, net	0.5	(0.6)
Net Cash Used in Investing Activities	(13.1)	(162.6)

Cash Flows from Financing Activities:
Dividends paid	(8.4)	(8.3)
Proceeds from issuance of long-term debt	204.8	184.0
Payments of long-term debt	(226.8)	(84.0)
Common stock issued	0.9	1.0
Common stock repurchased and retired	(2.4)	(1.2)
Excess tax benefits from stock-based compensation	0.9	0.3
Purchase of noncontrolling interests	—	(5.5)
Other, net	(0.1)	0.1
Net Cash Provided by (Used in) Financing Activities	(31.1)	86.4

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(0.8)	(0.6)
Net Decrease in Cash and Cash Equivalents	(11.7)	(34.8)

Cash and Cash Equivalents, Beginning of Period	63.7	101.5
Cash and Cash Equivalents, End of Period	$52.0	$66.7

See accompanying notes to condensed consolidated financial statements.

HERMAN MILLER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY
(Dollars in Millions)
(Unaudited)

	Three Months Ended
	August 29, 2015	August 30, 2014
Preferred Stock
Balance at beginning of year and end of period	$—	$—
Common Stock
Balance at beginning of year	11.9	11.9
Restricted stock units released	0.1	—
Balance at end of period	12.0	11.9
Additional Paid-in Capital
Balance at beginning of year	135.1	122.4
Repurchase and retirement of common stock	(2.4)	(1.2)
Exercise of stock options	0.3	0.6
Stock-based compensation expense	2.5	2.9
Excess tax benefit for stock-based compensation	0.6	0.2
Restricted stock units released	0.8	0.1
Employee stock purchase plan issuances	0.4	0.4
Balance at end of period	137.3	125.4
Retained Earnings
Balance at beginning of year	338.0	277.4
Net income attributable to Herman Miller, Inc.	33.5	25.2
Dividends declared on common stock (per share - 2016: $0.148; 2015; $0.140)	(8.9)	(8.4)
Noncontrolling interests redemption value adjustment	(0.8)	—
Balance at end of period	361.8	294.2
Accumulated Other Comprehensive Loss
Balance at beginning of year	(56.2)	(37.9)
Other comprehensive loss	(2.6)	(0.1)
Balance at end of period	(58.8)	(38.0)
Key Executive Deferred Compensation
Balance at beginning of year and end of period	(1.2)	(1.7)
Herman Miller, Inc. Stockholders' Equity	451.1	391.8
Noncontrolling Interests
Balance at beginning of year	0.5	—
Net income attributable to noncontrolling interests	0.1	—
Noncontrolling interests related to DWR acquisition	—	5.8
Purchase of noncontrolling interests	—	(5.8)
Balance at end of period	0.6	—
Total Stockholders' Equity	$451.7	$391.8

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

The accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position of the company as of August 29, 2015. Operating results for the three months ended August 29, 2015, are not necessarily indicative of the results that may be expected for the year ending May 28, 2016. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the company's Form 10-K filing for the year ended May 30, 2015.

2. NEW ACCOUNTING STANDARDS

Recently Issued Accounting Standards Not Yet Adopted
Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
Revenue from Contracts with Customers
The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is designed to create greater comparability for financial statement users across industries and jurisdictions and also requires enhanced disclosures. The standard allows for two adoption methods, a full retrospective or modified retrospective approach.
		June 3, 2018	The company is currently evaluating the possible adoption methodologies and the implications of adoption on our consolidated financial statements.

Simplifying the Measurement of Inventory
Under the updated standard, an entity should measure inventory that is measured using either the first-in, first-out ("FIFO") or average cost methods at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The updated standard should be applied prospectively.
		June 4, 2017	The company is currently evaluating the impact of adopting this guidance.

Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs
The standard update requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability, rather than as an asset. For debt issuance costs related to line-of-credit arrangements, the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the issuance costs over the term of the line-of-credit arrangement. The standard should be applied on a retrospective basis.
		May 29, 2016	Adoption of this guidance is not expected to have a material impact on the consolidated financial statements.

Intangibles - Goodwill and Other - Internal-Use Software Customer's Accounting for Fees Paid in a Cloud Computing Arrangement
The standard provides guidance regarding whether a cloud computing arrangement includes a software license. The customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The updated standard can be applied either prospectively or retrospectively.
		May 29, 2016	The company is currently evaluating the impact of adopting this guidance.

3. FISCAL YEAR
The company's fiscal year ends on the Saturday closest to May 31. Fiscal 2016, the year ending May 28, 2016, and fiscal 2015, the year ended May 30, 2015, each contain 52 weeks. The first quarters of fiscal 2016 and fiscal 2015 each contained 13 weeks.

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

The company purchased an ownership interest in DWR equal to approximately 81 percent for $155.2 million in cash. The acquisition was financed by using a combination of existing cash and $127.0 million of borrowings on the company's available, unsecured credit facility. The estimated future tax benefits resulting from the transaction were approximately $10 million as of the date of acquisition. Additionally, certain senior management of DWR received fully-vested stock options, with a value of $1.7 million, in the equity of a newly-formed consumer-facing subsidiary that DWR merged into as a result of the transaction. These fully-vested equity awards are recorded in the Condensed Consolidated Balance Sheet within "Redeemable noncontrolling interests".

Subsequent to the initial transaction, the company acquired an additional 4 percent of DWR stock from the remaining public shareholders for approximately $5.8 million in cash, all of which was paid during the first and second quarters of fiscal 2015. The remaining 15 percent of DWR stock was contributed by DWR executives into the newly formed consumer business subsidiary and the company contributed the assets of the existing Herman Miller Consumer business. After these transactions, the redeemable noncontrolling interests in the newly formed subsidiary, known as Herman Miller Consumer Holdings, Inc. ("HMCH"), were approximately 7 percent. The remaining HMCH shareholders have a put option to require the company to purchase their remaining interest over a five-year period from the date of issuance of such shares. As a result, these noncontrolling interests are not included within Stockholders' Equity within the Condensed Consolidated Balance Sheets, but rather are included within Redeemable noncontrolling interests.

DWR acquisition-related expenses were $2.2 million during fiscal 2015. $2.0 million of these expenses were recorded in the first quarter of fiscal 2015. These expenses included legal and professional services fees. The following table summarizes the fair values of the assets acquired and the liabilities assumed from the acquisition.

Assets Acquired and Liabilities Assumed on July 28, 2014
(In millions)	Fair Value
Purchase price	$155.2
Fair value of the assets acquired:
Cash	1.2
Accounts receivable	2.2
Inventory	47.4
Current deferred tax asset	1.5
Other current assets	5.5
Goodwill	75.6
Other intangible assets	68.5
Property	32.0
Other long term assets	2.4
Total assets acquired	236.3
Fair value of liabilities assumed:
Accounts payable	20.8
Accrued compensation and benefits	1.6
Other accrued liabilities	12.3
Long term deferred tax liability	14.5
Other long term liabilities	0.4
Total liabilities assumed	49.6
Redeemable noncontrolling interests	25.7
Noncontrolling interests	5.8
Net assets acquired	$155.2

The goodwill stemming from the transaction in the amount of $75.6 million was recorded as "Goodwill" in the Condensed Consolidated Balance Sheet and allocated to the Consumer reportable segment. The goodwill recognized is attributable primarily to the assembled workforce and expected synergies from DWR and the total amount of this goodwill is not deductible for tax purposes.

Other intangible assets acquired as a result of the acquisition of DWR were valued at $68.5 million. These amounts are reflected in the values presented in the following table:

Intangible Assets Acquired from the DWR Acquisition
(In millions)	Fair Value	Useful Life
Trade Names and Trademarks	$55.1	Indefinite
Exclusive Distribution Agreements	0.2	1.5 years
Customer Relationships	12.0	10 - 16 years
Product Development Designs	1.2	7 years
Total Intangible Assets Acquired	$68.5

5. INVENTORIES, NET

(In millions)	August 29, 2015	May 30, 2015
Finished goods	$112.6	$106.5
Raw materials	24.3	23.1
Total	$136.9	$129.6

Inventories are valued at the lower of cost or market and include material, labor, and overhead. The inventories of the majority of domestic manufacturing subsidiaries are valued using the last-in, first-out method ("LIFO"). The inventories of all other subsidiaries are valued using the first-in, first-out method ("FIFO").

6. GOODWILL AND INDEFINITE-LIVED INTANGIBLES
Goodwill and other indefinite-lived intangible assets included in the Condensed Consolidated Balance Sheets consisted of the following as of August 29, 2015 and May 30, 2015:

(In millions)	Goodwill	Indefinite-lived Intangible Assets	Total Goodwill and Indefinite-lived Intangible Assets
May 30, 2015	$303.1	$85.2	$388.3
Foreign currency translation adjustments	(0.1)	—	(0.1)
August 29, 2015	$303.0	$85.2	$388.2

7. EMPLOYEE BENEFIT PLANS
Components of Net Periodic Benefit Costs

	Three Months Ended
	Pension Benefits
(In millions)	August 29, 2015	August 30, 2014
International:
Interest cost	$1.0	$1.2
Expected return on plan assets	(1.4)	(1.5)
Net amortization loss	0.7	0.5
Net periodic benefit cost	$0.3	$0.2

8. EARNINGS PER SHARE
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS).

	Three Months Ended
	August 29, 2015	August 30, 2014
Numerators:
Numerator for both basic and diluted EPS, net earnings attributable to Herman Miller, Inc. - in millions	$33.5	$25.2

Denominators:
Denominator for basic EPS, weighted-average common shares outstanding	59,733,924	59,295,859
Potentially dilutive shares resulting from stock plans	497,141	615,993
Denominator for diluted EPS	60,231,065	59,911,852
Antidilutive equity awards not included in weighted-average common shares - diluted	643,782	709,206

The company has certain share-based payment awards that meet the definition of participating securities. The company has evaluated the impact on EPS of all participating securities under the two-class method, noting the impact on EPS was immaterial.

9. STOCK-BASED COMPENSATION
The company's stock-based compensation expense for the three month periods ended August 29, 2015 and August 30, 2014 was $4.0 million and $3.0 million, respectively. The related income tax effect for the three month periods ended August 29, 2015 and August 30, 2014 was $1.4 million and $1.1 million, respectively.

Stock-based compensation expense recognized in the Condensed Consolidated Statements of Comprehensive Income for the three month periods ended August 29, 2015 and August 30, 2014 has been reduced for estimated forfeitures, as it is based on awards ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ. Forfeitures are estimated based on historical experience.

For the three month period ended August 29, 2015, the company issued 17,390 shares of common stock related to the exercise of stock options, 160,319 shares of common stock related to the vesting of restricted stock units, and 55,825 shares of common stock related to the vesting of performance share units.

For the three month period ended August 30, 2014, the company issued 30,878 shares of common stock related to the exercise of stock options, 112,615 shares of common stock related to the vesting of restricted stock units, and no shares of common stock related to the vesting of performance share units.

Stock Option Plans
The company has stock option plans under which options to purchase the company's stock are granted to employees, directors, and consultants at a price not less than the market price of the company's common stock on the date of grant. Under the current award program, most options become exercisable between one year and three years from date of grant and expire ten years from date of grant. Most options are subject to graded vesting with the related compensation expense recognized on a straight-line basis over the requisite service period. The company estimates the issuance date fair value of stock options on the date of grant using the Black-Scholes model.

Herman Miller Consumer Holdings Stock (HMCH) Option Plan
Certain employees were granted options to purchase stock of HMCH at a price not less than the market price of HMCH common stock on the date of grant. For the grants of options under the award program, options are potentially exercisable between one year and five years from the date of grant and expire at the end of the window period that follows the fifth anniversary of the grant date. Vesting is based on the performance of HMCH over a period of five years. These options have been classified as liability awards as the holders have the right to put the underlying shares to the company upon exercise. Given this, the awards are measured at fair value at the end of each reporting period and compensation expense is adjusted accordingly to reflect the fair value over the requisite service period. The company estimates the issuance date fair value of HMCH stock options on the date of grant, and at the end of each reporting period, using the Black-Scholes model.
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

10. INCOME TAXES
The effective tax rates for the three month periods ended August 29, 2015 and August 30, 2014, were 33.6 percent and 33.0 percent, respectively. The company's United States federal statutory rate is 35 percent. The current year rate is lower than the statutory rate primarily due to the manufacturing deduction under the American Jobs Creation Act of 2004 ("AJCA") and the mix of earnings in taxing jurisdictions that have rates that are lower than the United States statutory rate. The effective rate in the prior year was lower than the statutory rate due to the release of a valuation allowance against a foreign deferred tax asset related to financing costs as well as due to the manufacturing deduction under the AJCA.

The company had income tax accruals associated with uncertain tax benefits totaling $1.8 million and $1.3 million as of August 29, 2015 and August 30, 2014, respectively.

The company recognizes interest and penalties related to uncertain tax benefits through income tax expense in its Condensed Consolidated Statement of Comprehensive Income. Interest and penalties recognized in the company's Condensed Consolidated Statement of Comprehensive Income for the three month periods ended August 29, 2015 and August 30, 2014 were negligible. The company's recorded liability for potential interest and penalties related to uncertain tax benefits totaled $1.1 million and $0.5 million as of August 29, 2015 and August 30, 2014, respectively.

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

For the majority of tax jurisdictions, the company is no longer subject to state, local, or non-United States income tax examinations by tax authorities for fiscal years before 2012.

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

Foreign currency exchange contracts — The company's foreign currency exchange contracts are valued using an approach based on foreign currency exchange rates obtained from active markets. The estimated fair value of forward currency exchange contracts is based on month-end spot rates as adjusted by market-based current activity. These forward contracts are not designated as hedging instruments. Accordingly, we record the fair value of these contracts as of the end of the reporting period in the Condensed Consolidated Balance Sheets with changes in fair value recorded within the Condensed Consolidated Statements of Comprehensive Income.

The following tables set forth financial assets and liabilities measured at fair value in the Condensed Consolidated Balance Sheets and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of August 29, 2015 and May 30, 2015.

(In millions)	Fair Value Measurements
	August 29, 2015	May 30, 2015
Financial Assets	Quoted Prices with Other Observable Inputs (Level 2)	Quoted Prices with Other Observable Inputs (Level 2)
Available-for-sale marketable securities:
Asset-backed securities	$0.2	$0.2
Corporate securities	0.6	0.6
Government obligations	4.4	4.4
Mortgage-backed securities	0.5	0.5
Foreign currency forward contracts	0.6	0.7
Deferred compensation plan	8.0	7.9
Total	$14.3	$14.3

Financial Liabilities
Foreign currency forward contracts	$0.6	$0.2
Total	$0.6	$0.2

The company does not hold any level 3 investments. The following is a summary of the carrying and market values of the company's marketable securities as of the respective dates.

	August 29, 2015
(In millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value
Asset-backed securities	$0.2	$—	$—	$0.2
Corporate securities	0.6	—	—	0.6
Government obligations	4.4	—	—	4.4
Mortgage-backed securities	0.5	—	—	0.5
Total	$5.7	$—	$—	$5.7

	May 30, 2015
(In millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value
Asset-backed securities	$0.2	$—	$—	$0.2
Corporate securities	0.6	—	—	0.6
Government obligations	4.4	—	—	4.4
Mortgage-backed securities	0.5	—	—	0.5
Total	$5.7	$—	$—	$5.7

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

Maturities of debt securities included in marketable securities as of August 29, 2015, are as follows.

(In millions)	Cost	Fair Value
Due within one year	$4.1	$4.1
Due after one year through five years	1.5	1.5
Due after five years through ten years	—	—
Due after more than ten years	0.1	0.1
Total	$5.7	$5.7

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

(In millions)	Three Months Ended
	August 29, 2015	August 30, 2014
Accrual Balance — beginning	$26.8	$25.2
Accrual for warranty matters	5.6	6.5
Settlements and adjustments	(5.4)	(6.0)
Accrual Balance — ending	$27.0	$25.7

Guarantees
The company is periodically required to provide performance bonds in order to do business with certain customers. These arrangements are common and generally have terms ranging between one and three years. The bonds are required to provide assurance to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies; however, the company is ultimately liable for claims that may occur against them. As of August 29, 2015, the company had a maximum financial exposure related to performance bonds totaling approximately $8.3 million. The company has no history of claims, nor is it aware of circumstances that would require it to pay, under any of these arrangements. The company also believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company's financial statements. Accordingly, no liability has been recorded in respect to these bonds as of August 29, 2015 and May 30, 2015.

The company has entered into standby letter of credit arrangements for purposes of protecting various insurance companies and lessors against default on insurance premium and lease payments. As of August 29, 2015, the company had a maximum financial exposure from these standby letters of credit totaling approximately $10.7 million, all of which is considered usage against the company's revolving credit facility. The company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements, and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company's financial statements. Accordingly, no liability has been recorded in respect of these arrangements as of August 29, 2015 and May 30, 2015.

Contingencies
The company leases a facility in the United Kingdom under an agreement that expired in June 2011 and the company is currently leasing the facility on a month-to-month basis. Under the terms of the lease, the company is required to perform the maintenance and repairs necessary to address the general dilapidation of the facility. The ultimate cost of this provision to the company is dependent on a number of factors including, but not limited to, the future use of the facility by the lessor and whether the company chooses and is permitted to renew the lease term. The company has estimated the cost of these maintenance and repairs to be between $0.5 million and $1.5 million, depending on the outcome of future plans and negotiations. As a result, an estimated liability of $1.2 million was recorded under the caption “Other accrued liabilities” in the Condensed Consolidated Balance Sheets as of both August 29, 2015 and May 30, 2015.

The company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the company's consolidated financial statements.

13. DEBT
Long-term debt as of August 29, 2015 and May 30, 2015 consisted of the following obligations:

(In millions)	August 29, 2015	May 30, 2015
Series B senior notes, due January 3, 2018	$150.0	$150.0
Debt securities, due March 1, 2021	50.0	50.0
Syndicated revolving line of credit, due July 2019	68.0	90.0
Total	$268.0	$290.0

On July 21, 2014, the company entered into a third amendment and restatement of its syndicated revolving line of credit, which provides the company with up to $250 million in revolving variable interest borrowing capacity and includes an "accordion feature" allowing the company to increase, at its option and subject to the approval of the participating banks, the aggregate borrowing capacity of the facility by $125 million. The facility expires in July 2019 and outstanding borrowings bear interest at rates based on the prime rate, federal funds rate, LIBOR, or negotiated rates as outlined in the agreement. Interest is payable periodically throughout the period if borrowings are outstanding. As of August 29, 2015, the total debt outstanding related to borrowings against this facility was $68.0 million. These borrowings are included within Long-term debt in the Condensed Consolidated Balance Sheet. As of August 29, 2015, the total usage against the facility was $78.7 million, of which $10.7 million related to outstanding letters of credit. As of May 30, 2015 total usage against this facility was $98.3 million, $8.3 million of which related to outstanding letters of credit.

14. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table provides an analysis of the changes in accumulated other comprehensive loss for the three months ended August 29, 2015 and August 30, 2014:

	Three Months Ended
(In millions)	August 29, 2015	August 30, 2014
Cumulative translation adjustments at beginning of period	$(20.8)	$(11.1)
Translation adjustments	(3.5)	(0.5)
Balance at end of period	(24.3)	(11.6)
Pension and other post-retirement benefit plans at beginning of period	(35.4)	(26.8)
Reclassification to earnings - operating expenses (net of tax $(0.3), $(0.1))	0.9	0.4
Balance at end of period	(34.5)	(26.4)
Total accumulated other comprehensive loss	$(58.8)	$(38.0)

15. REDEEMABLE NONCONTROLLING INTERESTS
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

Changes in the company’s Redeemable noncontrolling interests for the three months ended August 29, 2015 and August 30, 2014 are as follows:

	Three Months Ended
(In millions)	August 29, 2015	August 30, 2014
Beginning Balance	$30.4	$—
Increase due to business combination	—	25.7
Net income attributable to redeemable noncontrolling interests	0.2	—
Redemption value adjustment	0.8	—
Other adjustments	0.1	0.1
Ending Balance	$31.5	$25.8

16. OPERATING SEGMENTS
The company's reportable segments consist of North American Furniture Solutions, ELA ("EMEA, Latin America, and Asia Pacific") Furniture Solutions, Specialty, and Consumer. The North American Furniture Solutions reportable segment includes the operations associated with the design, manufacture, and sale of furniture products for work-related settings, including office, education, and healthcare environments, throughout the United States and Canada. ELA Furniture Solutions includes the operations associated with the design, manufacture, and sale of furniture products, primarily for work-related settings, in the EMEA, Latin America, and Asia-Pacific geographic regions. Specialty includes the operations associated with the design, manufacture, and sale of high-craft furniture products and textiles including Geiger wood products, Maharam textiles, and Herman Miller Collection products. The Consumer segment includes the operations associated with the sale of modern design furnishings and accessories to third party retail distributors, as well as direct-to-consumer sales through eCommerce and DWR studios.

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

	Three Months Ended
(In millions)	August 29, 2015	August 30, 2014
Net Sales:
North American Furniture Solutions	$338.1	$321.1
ELA Furniture Solutions	102.5	95.4
Specialty	57.8	54.6
Consumer	67.0	38.6
Corporate	—	—
Total	$565.4	$509.7

Depreciation and Amortization:
North American Furniture Solutions	$7.7	$7.2
ELA Furniture Solutions	2.1	2.2
Specialty	1.8	1.7
Consumer	2.0	0.9
Corporate	0.1	—
Total	$13.7	$12.0

Operating Earnings:
North American Furniture Solutions	$40.8	$36.2
ELA Furniture Solutions	6.6	3.1
Specialty	4.3	2.9
Consumer	3.8	2.3
Corporate	(0.4)	(2.3)
Total	$55.1	$42.2

Capital Expenditures:
North American Furniture Solutions	$5.0	$4.2
ELA Furniture Solutions	8.7	1.9
Specialty	0.8	1.1
Consumer	2.1	1.0
Corporate	—	—
Total	$16.6	$8.2

(In millions)	August 29, 2015	May 30, 2015
Total Assets:
North American Furniture Solutions	$523.0	$500.0
ELA Furniture Solutions	230.4	235.4
Specialty	150.2	151.6
Consumer	235.7	231.8
Corporate	57.7	69.4
Total	$1,197.0	$1,188.2

Total Goodwill:
North American Furniture Solutions	$135.8	$135.8
ELA Furniture Solutions	41.8	41.9
Specialty	49.8	49.8
Consumer	75.6	75.6
Corporate	—	—
Total	$303.0	$303.1

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors that affected the company's financial condition, earnings and cash flows during the periods included in the accompanying condensed consolidated financial statements and should be read in conjunction with the company's Annual Report on Form 10-K for the fiscal year ended May 30, 2015. References to “Notes” are to the footnotes included in the condensed consolidated financial statements.

Discussion of Current Business Conditions
During the first quarter of fiscal 2016, we demonstrated further progress on our strategic and operational initiatives, which was evidenced by growth in orders and sales, and delivery of our highest operating earnings in over six years. Orders of $563.3 million represented an increase of 9 percent as compared to the prior year. Sales increased to $565.4 million, an 11 percent increase as compared to the prior year. The growth in sales brought with it earnings growth as operating earnings increased 31 percent and diluted earnings per share expanded from $0.42 to $0.56 as compared to the same period last year.

Contributing to the aforementioned increase in orders was our North American segment, which grew at a rate of over 6 percent as compared to the prior year, a marked improvement after posting a decline of 3 percent and growth of 2 percent in the third and fourth quarters of the last fiscal year, respectively. Excluding the impact of foreign currency translation, orders grew by more than 7 percent in the North American segment. Changes in leadership, resolution of gaps in our selling capacity, the launch of new products, and strategic updates to our showrooms were key factors in the improved order patterns within the North American segment.

In spite of currency headwinds, our ELA segment posted growth in sales (7 percent) as compared to the prior year. However, on a constant currency basis, sales and orders for ELA grew 19 percent and 8 percent, respectively. The top line growth for ELA was coupled with margin expansion as gross margin (160 basis point improvement) and operating earnings (113 percent improvement) increased compared to the prior year.

Our Specialty segment continued to gain momentum in the current period as it reported growth in orders, sales, operating earnings, and Adjusted EBITDA(1) as compared to the same period of the prior year. This period marks the sixth consecutive quarter that the Specialty segment has shown year-over-year growth in operating earnings.

Our Consumer segment saw growth in orders (83 percent) and sales (74 percent) as compared to the prior year. It's important to note that the current quarter included 13 weeks of results from DWR, while the prior year quarter included only 5 weeks. After adjusting for this difference, as well as the impact of changes in foreign currency translation, orders increased 2 percent and sales declined 4 percent. Several factors contributed to these year-over-year changes, including:

•	A shift in the timing of DWR's annual Herman Miller sale from the first quarter of the current year to the fourth quarter of the prior year

•	The ongoing transition to larger format studios at DWR, up to six of which are expected to open later in fiscal 2016

•	The company's rationalization of independent retail distributors

While these results did not meet our expectations, we expect growth to accelerate as new studios open and as we recapture wholesale volumes through increased online, catalog, and studio sales.

Capital expenditures totaled $16.6 million for the three months ended August 29, 2015, an increase of $8.4 million compared to the same three month period of fiscal 2015. The increase was mostly attributable to the construction of our new consolidated manufacturing and distribution facility in the United Kingdom. We anticipate our full year capital spending to be between $70.0 million and $80.0 million.

The economic backdrop of our business remains mixed globally. The U.S. is experiencing a positive environment with a growing service sector labor market, positive institutional Architecture Billings Index trends and improved levels of non-residential construction - all of which are indicators of continued industry growth in North America. Outside of North America, areas of economic uncertainty that we are monitoring closely include China, Brazil and the oil producing regions of Russia and the Middle East.

The remaining sections within Item 2 include additional analysis of our three months ended August 29, 2015, including discussion of significant variances compared to the prior year periods.

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
The following table reconciles Gross margin to Adjusted gross margin for the periods indicated.

	Three Months Ended
(Dollars in millions)	August 29, 2015	August 30, 2014
Gross margin	$216.8	$185.6
Percentage of net sales	38.3%	36.4%
Add: Acquisition-related inventory adjustments	—	3.0
Adjusted gross margin	$216.8	$188.6

Adjusted gross margin as a percentage of net sales	38.3%	37.0%

The following table reconciles Operating expenses to Adjusted operating expenses for the periods indicated.

	Three Months Ended
(Dollars in millions)	August 29, 2015	August 30, 2014
Operating expenses	$161.7	$143.4
Percentage of net sales	28.6%	28.1%
Less: Acquisition expenses	—	2.0
Adjusted operating expenses	$161.7	$141.4

Adjusted operating expenses as a percentage of net sales	28.6%	27.7%

The following table reconciles Operating earnings to Adjusted operating earnings and Adjusted EBITDA for the periods indicated.

	Three Months Ended
(Dollars in millions)	August 29, 2015	August 30, 2014
Operating earnings (loss)	$55.1	$42.2
Percentage of net sales	9.7%	8.3%
Add: Acquisition-related inventory adjustments	—	3.0
Add: Acquisition expenses	—	2.0
Adjusted operating earnings	$55.1	$47.2
Percentage of net sales	9.7%	9.3%
Other Income (Expense), net	(0.5)	—
Add: Depreciation and amortization	13.7	12.0
Adjusted EBITDA	$68.3	$59.2
Percentage of net sales	12.1%	11.6%

The following table reconciles Earnings per share – diluted to Adjusted earnings per share – diluted for the periods indicated.

	Three Months Ended
	August 29, 2015	August 30, 2014
Earnings (loss) per share – diluted	$0.56	$0.42
Add: Acquisition-related inventory adjustments	—	0.03
Add: Acquisition expenses	—	0.02
Adjusted earnings per share – diluted	$0.56	$0.47

Analysis of First Quarter Results
The following table presents certain key highlights from the results of operations for the periods indicated.

(In millions, except per share data)	Three Months Ended
	August 29, 2015	August 30, 2014	Percent Change
Net sales	$565.4	$509.7	10.9%
Cost of sales	348.6	324.1	7.6%
Gross margin	216.8	185.6	16.8%
Operating expenses	161.7	143.4	12.8%
Operating earnings	55.1	42.2	30.6%
Other expenses, net	4.4	4.7	(6.4)%
Earnings before income taxes and equity income	50.7	37.5	35.2%
Income tax expense	17.0	12.4	37.1%
Equity income, net of tax	0.1	0.1	—%
Net earnings	$33.8	$25.2	34.1%
Net earnings attributable to noncontrolling interests	0.3	—	n/a
Net earnings attributable to Herman Miller, Inc.	$33.5	$25.2	32.9%

Earnings per share - diluted	$0.56	$0.42	33.3%
Orders	$563.3	$517.0	9.0%
Backlog	$320.1	$322.7	(0.8)%

The following table presents, for the periods indicated, select components of the company's Condensed Consolidated Statements of Comprehensive Income as a percentage of net sales.

	Three Months Ended
	August 29, 2015	August 30, 2014
Net sales	100.0%	100.0%
Cost of sales	61.7	63.6
Gross margin	38.3	36.4
Operating expenses	28.6	28.1
Operating earnings	9.7	8.3
Other expenses, net	0.8	0.9
Earnings before income taxes and equity income	9.0	7.4
Income tax expense	3.0	2.4
Equity earnings from nonconsolidated affiliates, net of tax	—	—
Net earnings	6.0	4.9
Net earnings attributable to noncontrolling interests	0.1	—
Net earnings attributable to Herman Miller, Inc.	5.9	4.9

Consolidated Sales
Sales for first quarter of fiscal 2016, compared to the same period in fiscal 2015, increased $55.7 million, or 10.9 percent. The increase for the three month period was attributable to the addition of DWR and growth in sales volumes within the North American Furniture Solutions, ELA, and Specialty segments.

The improvement for the current quarter within the North American segment was due to the continued execution of initiatives started during fiscal year 2015. These actions include resolving gaps in selling capacity, launching key new products, resetting of showrooms and implementation of leadership changes.

Sales growth within the ELA segment was due primarily to increased sales volumes within Asia - particularly within Australia and China and growth in sales volumes within Latin America (primarily in Mexico).

The increase in sales within the Specialty segment during the current quarter was due primarily to an increase in sales volumes within the Herman Miller Collection and Geiger businesses.

The impact of foreign currency translation had the impact of decreasing sales for the three month period as compared to the same period of the prior year. The negative impact from foreign currency translation resulted from a general strengthening of the U.S. dollar relative to the majority of functional currencies used by the company's foreign subsidiaries.

The following table quantifies the changes in the fiscal 2016 first quarter net sales for the three month periods compared to the same period in fiscal 2015.

(In millions)	Three Month Period
Fiscal 2015 Net Sales	$509.7
DWR acquisition, net of intercompany elimination	30.2
North American contract sales volumes	18.3
Impact from foreign currency	(16.0)
Asia sales volumes	12.9
Latin America sales volumes	3.4
Net changes in pricing	3.0
Specialty segment sales volumes	2.6
Other change in sales	1.3
Fiscal 2016 Net Sales	$565.4

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

For the three month period ended August 29, 2015, the company's domestic United States shipments, as defined by BIFMA, increased 4.1 percent while the company's domestic orders increased 6.0 percent year-over-year. BIFMA reported an estimated year-over-year increase in shipments of 6.7 percent and an increase in orders of 2.1 percent for the comparable period.

Performance versus the Consumer Furnishings Sector
We also monitor trade statistics reported by the U.S. Census Bureau, which reports monthly retail sales growth data across a number of retail categories, including Furniture and Home Furnishing Stores. This information provides a relative comparison to our Consumer reportable segment, but is not intended to be an exact comparison. The average monthly year-over-year growth rate in sales for the Furniture and Home Furnishing Stores category for the three month period ended August 31, 2015, was approximately 5.7 percent. By comparison, organic net sales declined by approximately 3.9 percent in our Consumer segment for the three months ended August 29, 2015, which is adjusted for the impact of acquisitions and foreign currency translation. Year-over-year comparisons of organic sales within the Consumer segment were negatively impacted this quarter by a shift in the timing of promotional sales events, the ongoing transition to larger format studios, and the impact of rationalizing independent distribution within the Consumer wholesale channel.

Consolidated Gross Margin
Consolidated gross margin in the first quarter of fiscal 2016 was 38.3 percent of net sales, an increase of 190 basis points from the 36.4 percent reported in the first quarter of fiscal 2015. The improvement in gross margin was driven primarily by the following factors:

•	Lower commodity costs within the North American segment - favorable impact of 80 basis points

•	Prior year inventory-related purchase accounting adjustments related to the acquisition of DWR - favorable impact of 60 basis points

•	Price increases, net of incremental discounting - favorable impact of 30 basis points

•	Decreased freight costs driven mainly by lower fuel costs in North America - favorable impact of 30 basis points

•	Manufacturing leverage and efficiency at the company's principal Chinese manufacturing facility - favorable impact of 20 basis points

•	Manufacturing leverage and efficiency at the company's Geiger subsidiary and primary West Michigan manufacturing facility - favorable impact of 20 basis points

•	Improved product and channel mix, driven mainly by a shift in product mix to higher margin seating categories in the ELA segment - favorable by 20 basis points

•	Localization of manufacturing for new products within the ELA segment - favorable impact of 10 basis points

•	Improved direct material performance at the company's Maharam subsidiary - favorable impact of 10 basis points

Offsetting these favorable impacts on margin, was a negative impact of 60 basis points from foreign currency translation related to the strengthening of the U.S. Dollar. An increase in employee incentives also drove a decrease in gross margin of approximately 30 basis points.

The following table presents, for the periods indicated, the components of the company's cost of sales as a percentage of net sales.

	Three Months Ended
Period Ended	August 29, 2015	August 30, 2014	Change
Direct materials	40.8%	41.8%	(1.0)%
Direct labor	5.8	6.0	(0.2)
Manufacturing overhead	8.8	9.3	(0.5)
Freight and distribution	6.3	6.5	(0.2)
Cost of sales	61.7%	63.6%	(1.9)%

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

Direct material costs as a percent of net sales in the first quarter of fiscal 2016 decreased 100 basis points as compared to the first quarter of fiscal 2015. The decrease in direct material costs as a percent of net sales was primarily driven by improved commodity costs within the North American segment, which had a favorable impact of 80 basis points. Inventory-related purchase accounting adjustments recorded in the prior year, related to the acquisition of DWR, had a favorable impact of 60 basis points on the direct material cost percentage. The benefit captured from price increases - net of incremental discounting, provided a 20 basis point improvement. The localization of manufacturing for new products within the ELA segment also contributed a 10 basis point improvement in the direct material cost percentage as compared to the prior year. Offsetting these decreases in direct material costs were the results of DWR and the fact that it has a higher direct material cost percentage as compared to the company's other operations. DWR was included in the consolidated results of the company for the entirety of the current period, while it was included for only 5 weeks in the same period last year. This had the effect of increasing the direct material cost percentage by 60 basis points as compared to the prior year. The rest of the change was driven mainly by product and channel mix.

Direct labor expense as a percentage of net sales was 5.8 percent of net sales for the first quarter of fiscal 2016, a decrease of 20 basis points from the same period last year. This reduction was primarily due to the acquisition of DWR, which drove an improvement of 40 basis points. The rest of the change was driven primarily by a 20 basis point decrease from the unfavorable impact of foreign currency translation.

Manufacturing overhead as a percentage of net sales was 8.8 percent of net sales for the first quarter of fiscal 2016, a decrease of 50 basis points from the first quarter of the prior year. The decrease in manufacturing overhead as a percentage of net sales was primarily due to the favorable impact of the acquisition of DWR, as well as favorable leverage at the company's principal Chinese manufacturing facility. These factors drove a reduction in the manufacturing overhead percentage of 60 and 20 basis points, respectively, compared to the first quarter of fiscal 2015. These improvements were offset mainly by increased employee incentives in the amount of 30 basis points.

Freight and distribution expense as a percentage of net sales was 6.3 percent for the first quarter of fiscal 2016, which is a decrease of 20 basis points compared to the prior year. An improvement of approximately 80 basis points within the North American segment, caused primarily by a decrease in fuel costs and the favorable impact of product pricing compared to last year, was the primary driver of this change. This decrease was offset, in part, by the acquisition of DWR, which increased the freight expense percentage by approximately 40 basis points. The remaining change was driven by the negative impact of foreign currency translation.

Operating Expenses and Operating Earnings
Operating expenses for first quarter of fiscal 2016 compared to the same period in fiscal 2015 increased by $18.3 million, due primarily to the acquisition of DWR. The balance of the increase for the quarter was driven by employee incentive costs, design and research costs, and other operating expenses. These increases were offset by the impact of foreign currency translation and acquisition related costs recorded during the first quarter of the prior year.

The following table quantifies the changes in fiscal 2016 operating expenses for the first quarter compared to the same period in fiscal 2015.

(In millions)	Three Months
Fiscal 2015 Operating expenses	$143.4
Selling, general & administrative change
DWR acquisition	13.7
Employee incentive costs	3.5
Impact from foreign currency	(3.4)
Acquisition-related transaction costs	(2.0)
Design and research	1.6
Stock-based compensation	0.8
Other	4.1
Fiscal 2016 Operating expenses	$161.7

Operating earnings for the first quarter of fiscal 2016 were $55.1 million, compared to operating earnings of $42.2 million in the same period of last fiscal year.

Other Income/Expense and Income Taxes
Other expense of $4.4 million in the first three months of fiscal 2016 decreased $0.3 million compared to the same period in the prior year. The decrease in other expenses was due primarily to a reduction in interest expense related to a decrease in outstanding borrowings on the revolving line of credit as compared to the same period in the prior year.

The effective tax rates for the three month periods ended August 29, 2015 and August 30, 2014 were 33.6 percent and 33.0 percent, respectively. The company's United States federal statutory rate is 35 percent. The current year rate is lower than the statutory rate primarily due to the manufacturing deduction under the American Jobs Creation Act of 2004 ("AJCA") and mix of earnings in taxing jurisdictions that have rates that are lower than the United States statutory rate. The prior year effective tax rate was lowered by the release of a valuation allowance against a foreign deferred tax asset related to financing costs as well as by the manufacturing deduction under the AJCA.

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

◦
Consumer — Includes operations associated with the sale of modern design furnishings and accessories to third party retail distributors, as well as direct-to-consumer sales through eCommerce and DWR retail studios and outlets.

The company also reports a corporate category consisting primarily of, as applicable, unallocated corporate expenses including acquisition-related transaction costs, and other unallocated corporate costs. The current quarter and prior year period segment results are as follows:

	Three Months Ended						Three Months Ended
	8/29/15						8/30/14
	North America	ELA	Specialty	Consumer	Corporate	Total	North America	ELA	Specialty	Consumer	Corporate	Total
Net Sales, as reported	$338.1	$102.5	$57.8	$67.0	$—	$565.4	$321.1	$95.4	$54.6	$38.6	$—	$509.7
% change from PY	5.3%	7.4%	5.9%	73.6%	n/a	10.9%

	Three Months Ended						Three Months Ended
	8/29/15						8/30/14
	North America	ELA	Specialty	Consumer	Corporate	Total	North America	ELA	Specialty	Consumer	Corporate	Total

Operating Earnings (Loss)	$40.8	$6.6	$4.3	$3.8	$(0.4)	$55.1	$36.2	$3.1	$2.9	$2.3	$(2.3)	$42.2
Add: Acquisition-Related Inventory Adjustments	—	—	—	—	—	—	—	—	—	3.0	—	3.0
Acquisition Expenses	—	—	—	—	—	—	—	—	—	—	2.0	2.0
Adjusted Operating Earnings (Loss)	$40.8	$6.6	$4.3	$3.8	$(0.4)	$55.1	$36.2	$3.1	$2.9	$5.3	$(0.3)	$47.2

Other Income (Expense), net	—	—	—	—	(0.5)	(0.5)	—	—	—	—	—	—
Add: Depreciation and Amortization	7.7	2.1	1.8	2.0	0.1	13.7	7.2	2.2	1.7	0.9	—	12.0
Adjusted EBITDA	$48.5	$8.7	$6.1	$5.8	$(0.8)	$68.3	$43.4	$5.3	$4.6	$6.2	$(0.3)	$59.2

Further information regarding the reportable operating segments can be found in Note 16.

North American Furniture Solutions
Net sales within the North American Furniture Solutions reportable segment ("North America") increased $17.0 million to $338.1 million in the first quarter of fiscal 2016, representing a 5.3 percent increase from the first quarter of last year. The increase in sales within the North America segment was driven by a generally supportive macro-economic environment combined with the continued execution of an action plan that includes changes in leadership, resolving gaps in selling capacity, launching key new products, and refreshing showrooms. The combination of these factors drove the increase in sales volumes of approximately $18.3 million as compared to the prior year. Price increases, net of incremental discounting in the current quarter, drove an increase in sales of approximately $2.8 million. The impact of foreign currency translation decreased the first quarter fiscal 2016 net sales by approximately $4.8 million compared to the same period last year.

Operating earnings for North America in the first quarter of fiscal 2016 increased $4.6 million as compared to the same period of the prior year. On a percentage of net sales basis, operating earnings were 12.1 percent for the first quarter of fiscal 2016 compared to 11.3 percent in the first quarter of fiscal 2015. The increase in operating earnings was driven primarily by increased leverage from higher sales volumes and the benefit of price list increases, net of incremental discounting. A decrease in warranty expenses of $1.0 million and a $4.6 million decrease in commodity costs also contributed to the increase in operating earnings. This increase was offset, in part, by the unfavorable impact of foreign currency on operating earnings of $2.9 million and approximately $3.0 million in higher incentive compensation expenses as compared to the first quarter of fiscal 2015.

ELA Furniture Solutions
Net sales within the ELA Furniture Solutions reportable segment were $102.5 million in the first quarter, an increase of $7.1 million from the first quarter of fiscal 2015. On a constant currency basis, net sales improved by approximately $17.8 million relative to the same period in the prior year, due primarily to growth in sales volumes within the Asia and Latin America regions. The largest increase was within Australia, driven primarily by the completion of several large projects during the quarter. This increase was offset by the negative impact of foreign currency translation of approximately $10.7 million.

Operating earnings within ELA were $6.6 million for the first quarter of fiscal 2016 as compared to $3.1 million for the first quarter of fiscal 2015. Foreign currency translation decreased operating earnings by approximately $4.1 million relative to the first quarter of last year. However, this was more than offset by improved manufacturing efficiency, decreased material costs, and a favorable shift in the mix of product into higher margin seating categories.

Specialty
Net sales for the first quarter within the Specialty reportable segment were $57.8 million compared to $54.6 million in the prior year period. Net sales during the quarter increased primarily due to improved sales volumes within the Herman Miller Collection and Geiger businesses, which accounted for $2.3 million and $1.5 million of the increase, respectively.

Operating earnings within the Specialty segment were $4.3 million for the first quarter of fiscal 2016 or 7.4 percent of net sales. This compares to operating earnings of $2.9 million or 5.3 percent of net sales in the same period of the prior fiscal year. Increased sales volumes and improved operating efficiency drove the year-over-year improvement in operating earnings within the Specialty segment.

Consumer
Net sales for the first quarter within the Consumer reportable segment were $67.0 million compared to $38.6 million in the prior year period. Net sales during the quarter increased by $30.2 million due to the acquisition of DWR, net of intercompany eliminations.

Operating earnings within the Consumer segment were $3.8 million for the first quarter of fiscal 2016 or 5.7 percent of net sales. This compares to operating earnings of $2.3 million in the same period of the prior fiscal year. Operating earnings in the first quarter of fiscal 2015 were impacted by $3.0 million of acquisition-related inventory adjustments.

Financial Condition, Liquidity, and Capital Resources
The table below presents certain key cash flow and capital highlights for the periods indicated.

(In millions)	Three Months Ended
	August 29, 2015	August 30, 2014
Cash and cash equivalents, end of period	$52.0	$66.7
Marketable securities, end of period	5.7	10.9
Cash provided by operating activities	33.3	42.0
Cash used in investing activities	(13.1)	(162.6)
Cash provided by (used in) financing activities	(31.1)	86.4
Capital expenditures	(16.6)	(8.2)
Stock repurchased and retired	(2.4)	(1.2)
Common stock issued	0.9	1.0
Dividends paid	(8.4)	(8.3)
Interest-bearing debt, end of period	268.0	350.0
Available unsecured credit facility, end of period (1)	$171.3	$139.4
(1) Amounts shown are net of outstanding letters of credit of $10.7 million and $10.6 million as of August 29, 2015 and August 30, 2014, respectively, which are applied against the company's unsecured credit facility.

Cash Flow — Operating Activities
Three Month Period Ended August 29, 2015
Cash generated from operating activities was $33.3 million for the three month period ended August 29, 2015, as compared to $42.0 million in the same quarter of the prior year. This represents a decrease of $8.7 million. During the current three month period, changes in working capital balances drove an use of cash totaling $17.6 million. The main factors driving this use of cash from working capital were an increase in accounts receivable of $14.6 million, an increase in inventory of $9.0 million an increase in prepaid expenses of $3.0 million, as well as a decrease in accounts payable of $12.2 million. These factors more than offset drivers within working capital that increased cash, including an increase in accrued compensation and benefits of $4.3 million, and an increase in accrued taxes of $18.4 million.

Three Month Period Ended August 30, 2014
Changes in working capital during the first three months of fiscal 2015 drove a source of cash totaling $5.1 million. The main factors driving the inflow were a decrease in accounts receivable of $15.2 million and an increase in accrued income taxes of $8.7 million. These factors more than offset drivers within working capital that decreased cash, such as an increase in inventory of $8.3 million, a decrease of accrued compensation and benefits of $3.3 million, and a decrease in trade accounts payable of $5.9 million.

Cash Flow — Investing Activities
Investing activities in the first three months of fiscal 2016 resulted in a net cash outflow of $13.1 million as compared to a net cash outflow of $162.6 million in the same quarter of the prior year. The largest contributor to the change in cash used in investing activities as compared to the prior year was the acquisition of DWR during fiscal 2015, which drove a cash outflow of $154.0 million.

The company had cash outflows for the purchase of $16.6 million of capital assets in the first quarter of fiscal 2016 compared to $8.2 million during the first three months of last fiscal year. At the end of the first quarter of fiscal 2016, there were outstanding commitments for capital purchases of $10.5 million compared to $16.9 million at the corresponding date in the prior year. The company expects full-year capital purchases to be between $70.0 million and $80.0 million, which will be primarily related to investments in the company's facilities and equipment. This compares to full-year capital spending of $63.6 million in fiscal 2015.

Cash Flow — Financing Activities
Cash outflows from financing activities were $31.1 million for the first three months of fiscal 2016 compared to cash inflows of $86.4 million during the same period of the prior year. Cash outflows from net repayments on our revolving credit facility were $22.0 million during the three-month period of fiscal 2016. By comparison, cash inflows from net borrowings were $100.0 million during the same period of fiscal 2015. Cash outflows for dividend payments were $8.4 million and $8.3 million for the three month periods of fiscal 2016 and fiscal 2015, respectively. Cash inflows for stock issuances related to employee benefit programs were $0.9 million and $1.0 million during the three month periods of fiscal 2016 and fiscal 2015, respectively.

Sources of Liquidity
In addition to cash flows from operating activities, the company has access to liquidity through credit facilities, cash and cash equivalents, and short-term investments. These sources have been summarized below, for additional information see Note 13 to the condensed consolidated financial statements.

(In millions)	August 29, 2015	August 30, 2014
Cash and cash equivalents	$52.0	$66.7
Marketable securities	5.7	10.9
Availability under India credit facility	2.8	2.8
Availability under South China credit facility	5.0	5.0
Availability under Ningbo, China credit facility	5.0	5.0
Availability under syndicated revolving line of credit	$171.3	$139.4

At the end of the first quarter of fiscal 2016, the company had cash and cash equivalents of $52.0 million including $50.7 million of cash and cash equivalents held outside the United States. In addition, the company had marketable securities of $5.7 million held by one of its international subsidiaries. The subsidiary holding the company's marketable securities is taxed as a United States taxpayer at the company's election; consequently, for tax purposes, all United States tax impacts for this subsidiary have been recorded.

The company has plans to repatriate a negligible amount of available earnings from its Luxembourg subsidiary during fiscal 2016. As a result of this repatriation, the company will record a tax benefit of $1.0 million during fiscal 2016 related to the change in the company's assertion that the earnings from its Luxembourg subsidiary are permanently reinvested outside of the United States. Other than this, the company does not have plans to repatriate cash from foreign subsidiaries during fiscal 2016.

The company has $11.2 million of cash held outside of the United States for which United States taxes have been recorded. The company's intent is to permanently reinvest the remainder of the cash outside of the United States. The company's plans do not indicate a need to repatriate these balances to fund United States operations.

The company believes cash on hand, cash generated from operations, and the borrowing capacity will provide adequate liquidity to fund near term and future business operations, capital needs, future dividends and share repurchases, subject to financing availability in the marketplace.

Contractual Obligations
Contractual obligations associated with ongoing business and financing activities will require cash payments in future periods. A table summarizing the amounts and estimated timing of these future cash payments was provided in the company's annual report on Form 10-K filing for the year ended May 30, 2015.

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

Variable Interest Entities
On occasion, the company provides financial support to certain independent dealers in the form of term loans, lines of credit, and/or loan guarantees that may represent variable interests in such entities. As of August 29, 2015, the company was not considered to be the primary beneficiary of any such dealer relationships under FASB ASC Topic 810, Consolidation. Accordingly, the company is not required to consolidate the financial statements of any of these entities as of August 29, 2015.

Contingencies
See Note 12 to the condensed consolidated financial statements.

Critical Accounting Policies
The company strives to report financial results clearly and understandably. The company follows accounting principles generally accepted in the United States in preparing its consolidated financial statements, which require certain estimates and judgments that affect the financial position and results of operations for the company. The company continually reviews the accounting policies and financial information disclosures. A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the company's annual report on Form 10-K filing for the year ended May 30, 2015. During the first three months of fiscal 2016, there were no material changes in the accounting policies and assumptions previously disclosed.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The information concerning quantitative and qualitative disclosures about market risk contained in the company’s Annual Report on Form 10-K for its fiscal year ended May 30, 2015 is incorporated herein by reference. The nature of market risks from interest rates and commodity prices have not changed materially during the first quarter of fiscal 2016.

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

In the normal course of business, the company enters into contracts denominated in foreign currencies. The principal foreign currencies in which the company conducts its business are the British pound sterling, European euro, Canadian dollar, Australian dollar, Japanese yen, Mexican peso, Brazilian real, Indian rupee, South African rand, Hong Kong dollar and Chinese renminbi. As of August 29, 2015, twenty-two contracts in total were placed to offset various currency exposures. To offset net asset exposure denominated in non-functional currency, twelve forward contracts were placed, including forward contracts to sell 7.5 million euros, 0.3 million Australian dollars, 0.6 million Canadian dollars, 17.0 million Hong Kong dollars, 6.0 million South African rand, and 8.4 million United States dollars. Conversely, ten contracts were placed to offset the company's net liability exposure denominated in non-functional currency. These contracts included forward contracts to buy 28.7 million United States dollars, 0.5 million British pounds and 1.5 million euros.

As of May 30, 2015, the company had outstanding sixteen forward currency instruments designed to offset either net asset or net liability exposure that was denominated in non-functional currencies. To offset net asset exposure denominated in non-functional currency, eight forward contracts were placed, including One forward contract was placed to offset a 19.9 million Hong Kong dollar-denominated net asset exposure. Two forward contracts were placed to offset a 10.3 million euro-denominated net asset exposure. Three forward contracts were placed to offset a 4.8 million U.S. dollar-denominated net asset exposure. One forward contract was placed to offset a 6.0 million South African rand-denominated net asset exposure. One forward contract was placed to offset a 0.8 million Canadian dollar-denominated net asset exposure. And one forward contract was placed to offset a 0.4 million Australian dollar-denominated net asset exposure. One forward contract was placed to offset a 1.2 million euro-denominated net liability exposure. And six forward contracts were placed to offset a 27.9 million U.S. dollar-denominated net liability exposure.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Under the supervision of, and with the participation of management, the company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 29, 2015, and have concluded that as of that date, the company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
There were no changes in the company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended August 29, 2015, that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

HERMAN MILLER, INC.
PART II — OTHER INFORMATION

Item 1:	Legal Proceedings

Referred to in Note 12 of the condensed consolidated financial statements.

Item 1A:	Risk Factors

There have been no material changes in the assessment of the company's risk factors from those set forth in the Annual Report on Form 10-K for the year ended May 30, 2015.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(A) Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during the quarter ended August 29, 2015.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (in millions)
5/31/15 - 6/27/15	2,171	$29.28	2,171	$146,493,454
6/28/15 - 7/25/15	81,429	$29.25	81,429	$144,111,774
7/26/15 - 8/29/15	493	$28.94	493	$144,097,507
Total	84,093		84,093

No repurchase plans expired or were terminated during the first quarter of fiscal 2016, nor do any plans exist under which the company does not intend to make further purchases.

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

HERMAN MILLER, INC.

October 7, 2015	/s/ Brian C. Walker
Brian C. Walker
Chief Executive Officer
(Duly Authorized Signatory for Registrant)

October 7, 2015	/s/ Jeffrey M. Stutz
Jeffrey M. Stutz
Chief Financial Officer
(Duly Authorized Signatory for Registrant)