Form 10-Q
period 2015-11-28
MILLER HERMAN INC
filed 2016-01-06
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ _ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended November 28, 2015	Commission File No. 001-15141

HERMAN MILLER, INC.

A Michigan Corporation	ID No. 38-0837640

855 East Main Avenue, Zeeland, MI 49464-0302	Phone (616) 654 3000

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
Yes [_] No [ X ]

Common Stock Outstanding at January 4, 2016 - 59,896,703 shares

Herman Miller, Inc. Form 10-Q

Herman Miller, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Dollars in millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	November 28, 2015	November 29, 2014	November 28, 2015	November 29, 2014
Net sales	$580.4	$565.4	$1,145.8	$1,075.1
Cost of sales	356.0	359.7	704.6	683.8
Gross margin	224.4	205.7	441.2	391.3
Operating expenses:
Selling, general, and administrative	149.7	141.1	292.8	267.8
Design and research	19.2	17.9	37.8	34.6
Total operating expenses	168.9	159.0	330.6	302.4
Operating earnings	55.5	46.7	110.6	88.9
Other expenses:
Interest expense	3.9	4.6	7.8	9.3
Other, net	(0.4)	0.1	0.1	0.1
Earnings before income taxes and equity income	52.0	42.0	102.7	79.5
Income tax expense	17.2	14.2	34.2	26.6
Equity earnings from nonconsolidated affiliates, net of tax	0.1	—	0.2	0.1
Net earnings	34.9	27.8	68.7	53.0
Net earnings attributable to noncontrolling interests	0.2	—	0.5	—
Net earnings attributable to Herman Miller, Inc.	$34.7	$27.8	$68.2	$53.0

Earnings per share — basic	$0.58	$0.47	$1.14	$0.89
Earnings per share — diluted	$0.57	$0.46	$1.13	$0.88
Dividends declared, per share	$0.148	$0.140	$0.295	$0.280

Other comprehensive loss, net of tax
Foreign currency translation adjustments	$(1.0)	$(5.4)	$(4.5)	$(5.9)
Pension and post-retirement liability adjustments	0.5	0.5	1.4	0.9
Other comprehensive loss	(0.5)	(4.9)	(3.1)	(5.0)
Comprehensive income	34.4	22.9	65.6	48.0
Comprehensive income attributable to noncontrolling interests	0.2	—	0.5	—
Comprehensive income attributable to Herman Miller, Inc.	$34.2	$22.9	$65.1	$48.0

See accompanying notes to condensed consolidated financial statements.

Herman Miller, Inc.
Condensed Consolidated Balance Sheets
(Dollars in millions, except per share data)
(Unaudited)

	November 28, 2015	May 30, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$54.7	$63.7
Marketable securities	5.4	5.7
Accounts and notes receivable, net	218.1	189.6
Inventories, net	131.7	129.6
Prepaid expenses and other	45.2	74.9
Total current assets	455.1	463.5
Property and equipment, at cost	893.4	868.6
Less — accumulated depreciation	(637.3)	(619.1)
Net property and equipment	256.1	249.5
Goodwill	306.1	303.1
Indefinite-lived intangibles	85.2	85.2
Other amortizable intangibles, net	52.7	52.3
Other noncurrent assets	48.8	39.1
Total Assets	$1,204.0	$1,192.7

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$155.2	$164.7
Accrued compensation and benefits	73.3	66.6
Accrued warranty	40.6	39.3
Other accrued liabilities	101.3	92.8
Total current liabilities	370.4	363.4
Long-term debt	256.8	289.8
Pension and post-retirement benefits	25.8	27.8
Other liabilities	43.8	61.0
Total Liabilities	696.8	742.0
Redeemable noncontrolling interests	31.2	30.4
Stockholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized, none issued)	—	—
Common stock, $0.20 par value (240,000,000 shares authorized, 60,005,530 and 59,694,611 shares issued and outstanding in 2016 and 2015, respectively)	12.0	11.9
Additional paid-in capital	143.6	135.1
Retained earnings	380.2	330.2
Accumulated other comprehensive loss	(59.3)	(56.2)
Key executive deferred compensation plans	(1.2)	(1.2)
Herman Miller, Inc. Stockholders' Equity	475.3	419.8
Noncontrolling Interests	0.7	0.5
Total Stockholders' Equity	476.0	420.3
Total Liabilities, Redeemable Noncontrolling Interests, and Stockholders' Equity	$1,204.0	$1,192.7

See accompanying notes to condensed consolidated financial statements.

Herman Miller, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in millions)
(Unaudited)

	Six Months Ended
	November 28, 2015	November 29, 2014
Cash Flows from Operating Activities:
Net earnings	$68.7	$53.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	27.6	25.2
Stock-based compensation	6.5	5.7
Excess tax benefits from stock-based compensation	(1.0)	(0.6)
Pension and post-retirement expenses	0.8	0.6
Deferred taxes	(4.2)	(5.4)
Gain on sales of property and dealers	—	(0.2)
Other, net	1.4	0.4
Increase in current assets	(42.1)	(1.7)
Increase in current liabilities	10.9	3.3
Increase in non-current liabilities	4.6	0.4
Net Cash Provided by Operating Activities	73.2	80.7

Cash Flows from Investing Activities:
Proceeds from sales of property	3.1	0.3
Marketable securities sales	0.3	4.5
Acquisitions, net of cash received	(3.6)	(154.0)
Capital expenditures	(35.2)	(26.7)
Other, net	0.7	(0.6)
Net Cash Used in Investing Activities	(34.7)	(176.5)

Cash Flows from Financing Activities:
Dividends paid	(17.2)	(16.6)
Proceeds from issuance of long-term debt	422.1	401.5
Payments of long-term debt	(455.1)	(324.5)
Common stock issued	5.6	5.7
Common stock repurchased and retired	(3.7)	(3.2)
Excess tax benefits from stock-based compensation	1.0	0.6
Purchase of noncontrolling interests	—	(5.8)
Other, net	—	0.8
Net Cash (Used in) Provided by Financing Activities	(47.3)	58.5

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(0.2)	0.5
Net Decrease in Cash and Cash Equivalents	(9.0)	(36.8)

Cash and Cash Equivalents, Beginning of Period	63.7	101.5
Cash and Cash Equivalents, End of Period	$54.7	$64.7

See accompanying notes to condensed consolidated financial statements.

Herman Miller, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Dollars in millions)
(Unaudited)

	Six Months Ended
	November 28, 2015	November 29, 2014
Preferred Stock
Balance at beginning of year and end of period	$—	$—
Common Stock
Balance at beginning of year	11.9	11.9
Restricted stock units released	0.1	—
Balance at end of period	12.0	11.9
Additional Paid-in Capital
Balance at beginning of year	135.1	122.4
Repurchase and retirement of common stock	(3.7)	(3.2)
Exercise of stock options	4.6	4.9
Stock-based compensation expense	4.5	5.2
Excess tax benefit for stock-based compensation	0.5	0.2
Restricted stock units released	1.7	0.1
Employee stock purchase plan issuances	0.9	0.8
Balance at end of period	143.6	130.4
Retained Earnings
Balance at beginning of year	330.2	269.6
Net income attributable to Herman Miller, Inc.	68.2	53.0
Dividends declared on common stock (per share - 2016: $0.295; 2015; $0.280)	(17.8)	(16.8)
Noncontrolling interests redemption value adjustment	(0.4)	—
Balance at end of period	380.2	305.8
Accumulated Other Comprehensive Loss
Balance at beginning of year	(56.2)	(37.9)
Other comprehensive loss	(3.1)	(5.0)
Balance at end of period	(59.3)	(42.9)
Key Executive Deferred Compensation
Balance at beginning of year and end of period	(1.2)	(1.7)
Herman Miller, Inc. Stockholders' Equity	475.3	403.5
Noncontrolling Interests
Balance at beginning of year	0.5	—
Net income attributable to noncontrolling interests	0.2	—
Noncontrolling interests related to DWR acquisition	—	5.8
Purchase of noncontrolling interests	—	(5.8)
Balance at end of period	0.7	—
Total Stockholders' Equity	$476.0	$403.5

Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended November 28, 2015
(in millions)

1. Basis of Presentation and Correction of Immaterial Error

The condensed consolidated financial statements have been prepared by Herman Miller, Inc. (“the company”) in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Management believes the disclosures made in this document are adequate with respect to interim reporting requirements.

The accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments that are of a normal recurring nature necessary to present fairly the financial position of the company as of November 28, 2015. Operating results for the six months ended November 28, 2015, are not necessarily indicative of the results that may be expected for the year ending May 28, 2016. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the company's Form 10-K filing for the year ended May 30, 2015.

In the second quarter of fiscal 2016, the company made an adjustment to correct an immaterial error related to the accrual for product warranties. As a result of this correction, the company adjusted Accrued warranty, Other noncurrent assets (to capture the impact of adjusting deferred taxes), and Retained earnings by $12.5 million, $4.7 million, and $7.8 million, respectively. The adjustment impacts the Condensed Consolidated Balance Sheets as of November 28th, 2015 and May 30th, 2015, the Condensed Consolidated Statement of Stockholders’ Equity as of November 28th, 2015 and November 29th, 2014, Note 12 - Commitments and Contingencies, and Note 16 - Operating Segments. This correction had no impact on earnings or cash flows.

2. New Accounting Standards

Recently Adopted Accounting Standards
Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs
The standard requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability, rather than as an asset. For debt issuance costs related to line-of-credit arrangements, the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the issuance costs over the term of the line-of-credit arrangement. The standard was applied on a retrospective basis.
November 28, 2015
For each period presented the company reclassified debt issuance costs related to senior notes from Other non-current assets to Long-term debt. Debt issuance costs related to our revolving line of credit continue to be presented as an asset within Other non-current assets.

Balance Sheet Classification of Deferred Taxes	The standard requires that deferred tax liabilities and assets, as well as any related valuation allowance, be classified as non-current in a classified statement of financial position.	November 28, 2015
The company adopted the accounting standard prospectively. As such, the prior period was not retrospectively adjusted. As of November 28, 2015 deferred tax liabilities and assets are presented as non-current.

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

Recently Issued Accounting Standards Not Yet Adopted (Continued)
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

3. Fiscal Year

The company's fiscal year ends on the Saturday closest to May 31. Fiscal 2016, the year ending May 28, 2016, and fiscal 2015, the year ended May 30, 2015, each contain 52 weeks. The second quarters of fiscal 2016 and fiscal 2015 each contained 13 weeks.

4. Acquisitions

George Nelson Bubble Lamp Product Line Acquisition
On September 17, 2015, the company acquired certain assets associated with the George Nelson Bubble Lamp product line which together constituted the acquisition of a business. Consideration transferred to acquire the assets consisted of $3.6 million in cash transferred during the second quarter of fiscal 2016 and an additional component of performance-based contingent consideration with a fair value of $2.7 million as of the acquisition date.

The assets acquired included an exclusive manufacturing agreement and customer relationships with fair values of $2.5 million and and $0.6 million, respectively, each having a useful life of 10 years. The excess of the purchase consideration over the fair value of the net assets acquired was $3.2 million and recognized as goodwill within the Consumer reportable segment. The company has finalized the purchase accounting for the acquisition of the George Nelson Bubble Lamp product line.

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

The company purchased an ownership interest in DWR equal to approximately 81 percent for $155.2 million in cash. Subsequent to the initial transaction, the company acquired an additional 4 percent of DWR stock from the remaining public shareholders for approximately $5.8 million in cash, all of which was paid during the first and second quarters of fiscal 2015. The remaining 15 percent of DWR stock was contributed by DWR executives into a newly formed consumer facing subsidiary and the company contributed the assets of the existing Herman Miller Consumer business. After these transactions, the redeemable noncontrolling interests in the newly formed subsidiary, known as Herman Miller Consumer Holdings, Inc. ("HMCH"), were approximately 7 percent. The remaining HMCH shareholders have a put option to require the company to purchase their remaining interest over a five-year period from the date of issuance of such shares. As a result, these noncontrolling interests are not included within Stockholders' Equity within the Condensed Consolidated Balance Sheets, but rather are included within Redeemable noncontrolling interests.

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

The goodwill stemming from the transaction in the amount of $75.6 million was recorded as "Goodwill" in the Condensed Consolidated Balance Sheet and allocated to the Consumer reportable segment. The goodwill recognized was attributable primarily to the assembled workforce and expected synergies from DWR and the total amount of this goodwill is not deductible for tax purposes.

Other intangible assets acquired as a result of the acquisition of DWR were valued at $68.5 million. These amounts are reflected in the values presented in the following table:

Intangible Assets Acquired from the DWR Acquisition
(In millions)	Fair Value	Useful Life
Trade Names and Trademarks	$55.1	Indefinite
Exclusive Distribution Agreements	0.2	1.5 years
Customer Relationships	12.0	10 - 16 years
Product Development Designs	1.2	7 years
Total Intangible Assets Acquired	$68.5

5. Inventories, net

(In millions)	November 28, 2015	May 30, 2015
Finished goods	$106.3	$106.5
Raw materials	25.4	23.1
Total	$131.7	$129.6
Inventories are valued at the lower of cost or market and include material, labor, and overhead. The inventories of the majority of domestic manufacturing subsidiaries are valued using the last-in, first-out method ("LIFO"). The inventories of all other subsidiaries are valued using the first-in, first-out method ("FIFO").

6. Goodwill and Indefinite-lived Intangibles

Goodwill and other indefinite-lived intangible assets included in the Condensed Consolidated Balance Sheets consisted of the following as of November 28, 2015 and May 30, 2015:

(In millions)	Goodwill	Indefinite-lived Intangible Assets	Total Goodwill and Indefinite-lived Intangible Assets
May 30, 2015	$303.1	$85.2	$388.3
Foreign currency translation adjustments	(0.2)	—	(0.2)
Acquisition	3.2	—	3.2
November 28, 2015	$306.1	$85.2	$391.3

7. Employee Benefit Plans

Components of Net Periodic Benefit Costs
	Three Months Ended		Six Months Ended
	Pension Benefits		Pension Benefits
(In millions)	November 28, 2015	November 29, 2014	November 28, 2015	November 29, 2014
International:
Interest cost	$1.0	$1.1	$2.0	$2.3
Expected return on plan assets	(1.4)	(1.5)	(2.8)	(3.0)
Net amortization loss	0.7	0.5	1.4	1.0
Net periodic benefit cost	$0.3	$0.1	$0.6	$0.3

8. Earnings Per Share

The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS):

	Three Months Ended		Six Months Ended
	November 28, 2015	November 29, 2014	November 28, 2015	November 29, 2014
Numerators:
Numerator for both basic and diluted EPS, net earnings attributable to Herman Miller, Inc. - in millions	$34.7	$27.8	$68.2	$53.0

Denominators:
Denominator for basic EPS, weighted-average common shares outstanding	59,891,876	59,445,577	59,812,900	59,370,718
Potentially dilutive shares resulting from stock plans	519,664	578,941	536,359	581,916
Denominator for diluted EPS	60,411,540	60,024,518	60,349,259	59,952,634
Antidilutive equity awards not included in weighted-average common shares - diluted	479,912	538,380	520,722	743,060

The company has certain share-based payment awards that meet the definition of participating securities. The company has evaluated the impact on EPS of all participating securities under the two-class method, noting the impact on EPS was immaterial.

9. Stock-Based Compensation

The company's stock-based compensation expense for the three month periods ended November 28, 2015 and November 29, 2014 was $2.6 million and $2.7 million, respectively. The related income tax effect for both the three month periods ended November 28, 2015 and November 29, 2014 was $1.0 million. For the six months ended November 28, 2015 and November 29, 2014, stock-based compensation expense was $6.5 million and $5.7 million, respectively. The related income tax effect for the respective six month periods was $2.4 million and $2.1 million.

Stock-based compensation expense recognized in the Condensed Consolidated Statements of Comprehensive Income for the three and six month periods ended November 28, 2015 and November 29, 2014 has been reduced for estimated forfeitures, as it is based on awards ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ. Forfeitures are estimated based on historical experience.

For the six month period ended November 28, 2015, the company issued 185,949 shares of common stock related to the exercise of stock options, 163,430 shares of common stock related to the vesting of restricted stock units, and 55,825 shares of common stock related to the vesting of performance share units.

For the six month period ended November 29, 2014, the company issued 226,867 shares of common stock related to the exercise of stock options, 121,985 shares of common stock related to the vesting of restricted stock units, and no shares of common stock related to the vesting of performance share units.

10. Income Taxes

The company recognizes interest and penalties related to uncertain tax benefits through income tax expense in its Condensed Consolidated Statement of Comprehensive Income. Interest and penalties recognized in the company's Condensed Consolidated Statement of Comprehensive Income were $0.1 million during the six month periods ended November 28, 2015 and November 29, 2014 and were negligible during the three month periods ended November 28, 2015 and November 29, 2014. The company's recorded liability for potential interest and penalties related to uncertain tax benefits totaled $0.9 million as of both November 28, 2015 and May 30, 2015. The company had income tax accruals associated with uncertain tax benefits totaling $1.8 million as of both November 28, 2015 and May 30, 2015.

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

The following tables set forth financial assets and liabilities measured at fair value in the Condensed Consolidated Balance Sheets and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of November 28, 2015 and May 30, 2015.

(In millions)	Fair Value Measurements
	November 28, 2015	May 30, 2015
Financial Assets	Quoted Prices with Other Observable Inputs (Level 2)	Quoted Prices with Other Observable Inputs (Level 2)
Available-for-sale marketable securities:
Asset-backed securities	$0.1	$0.2
Corporate securities	0.4	0.6
Government obligations	4.4	4.4
Mortgage-backed securities	0.5	0.5
Foreign currency forward contracts	0.7	0.7
Deferred compensation plan	8.5	7.9
Total	$14.6	$14.3

Financial Liabilities
Foreign currency forward contracts	$0.4	$0.2
Total	$0.4	$0.2

The company does not hold any level 3 investments. The following is a summary of the carrying and market values of the company's marketable securities as of the respective dates.

	November 28, 2015
(In millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value
Asset-backed securities	$0.1	$—	$—	$0.1
Corporate securities	0.4	—	—	0.4
Government obligations	4.4	—	—	4.4
Mortgage-backed securities	0.5	—	—	0.5
Total	$5.4	$—	$—	$5.4

	May 30, 2015
(In millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value
Asset-backed securities	$0.2	$—	$—	$0.2
Corporate securities	0.6	—	—	0.6
Government obligations	4.4	—	—	4.4
Mortgage-backed securities	0.5	—	—	0.5
Total	$5.7	$—	$—	$5.7

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

Maturities of debt securities included in marketable securities as of November 28, 2015, are as follows.

(In millions)	Cost	Fair Value
Due within one year	$4.3	$4.3
Due after one year through five years	1.1	1.1
Due after five years through ten years	—	—
Due after more than ten years	—	—
Total	$5.4	$5.4

The company views its available-for-sale portfolio as available for use in its current operations. Accordingly, the investments are recorded within Current Assets within the Condensed Consolidated Balance Sheets.

12. Commitments and Contingencies

Product Warranties
The company provides coverage to the end-user for parts and labor on products sold under its warranty policy and for other product-related matters. The standard length of warranty is twelve years for the majority of products sold; however, this varies depending on the product classification. The company does not sell or otherwise issue warranties or warranty extensions as stand-alone products. Reserves have been established for the various costs associated with the company's warranty program and are included in the Condensed Consolidated Balance Sheets under “Accrued warranty.” General warranty reserves are based on historical claims experience and other currently available information. These reserves are adjusted once an issue is identified and the actual cost of correction becomes known or can be estimated.

(In millions)	Three Months Ended		Six Months Ended
	November 28, 2015	November 29, 2014	November 28, 2015	November 29, 2014
Accrual Balance — beginning	$39.5	$38.2	$39.3	$37.7
Accrual for product-related matters	6.6	6.2	12.2	12.7
Settlements and adjustments	(5.5)	(5.9)	(10.9)	(11.9)
Accrual Balance — ending	$40.6	$38.5	$40.6	$38.5

Guarantees
The company is periodically required to provide performance bonds in order to do business with certain customers. These arrangements are common and generally have terms ranging between one and three years. The bonds are required to provide assurance to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies; however, the company is ultimately liable for claims that may occur against them. As of November 28, 2015, the company had a maximum financial exposure related to performance bonds totaling approximately $6.7 million. The company has no history of claims, nor is it aware of circumstances that would require it to pay, under any of these arrangements. The company also believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company's financial statements. Accordingly, no liability has been recorded in respect to these bonds as of November 28, 2015 and May 30, 2015.

The company has entered into standby letter of credit arrangements for purposes of protecting various insurance companies and lessors against default on insurance premium and lease payments. As of November 28, 2015, the company had a maximum financial exposure from these standby letters of credit totaling approximately $8.6 million, all of which is considered usage against the company's revolving credit facility. The company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements, and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company's financial statements. Accordingly, no liability has been recorded in respect of these arrangements as of November 28, 2015 and May 30, 2015.

Contingencies
The company leases a facility in the United Kingdom under an agreement that expired in June 2011 and the company was leasing the facility on a month-to-month basis. Under the terms of the lease, the company is required to perform the maintenance and repairs necessary to address the general dilapidation of the facility. As of November 28, 2015, the company has exited the lease and determined the cost of these maintenance and repairs to be $1.2 million. Accordingly this amount is recorded under the caption “Other accrued liabilities” in the Condensed Consolidated Balance Sheets as of both November 28, 2015 and May 30, 2015.

The company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the company's consolidated financial statements.

13. Debt

Long-term debt as of November 28, 2015 and May 30, 2015 consisted of the following obligations:

(In millions)	November 28, 2015	May 30, 2015
Series B senior notes, due January 3, 2018	$149.8	$149.8
Debt securities, due March 1, 2021	50.0	50.0
Syndicated revolving line of credit, due July 2019	57.0	90.0
Total	$256.8	$289.8

On July 21, 2014, the company entered into a third amendment and restatement of its syndicated revolving line of credit, which provides the company with up to $250 million in revolving variable interest borrowing capacity and includes an "accordion feature" allowing the company to increase, at its option and subject to the approval of the participating banks, the aggregate borrowing capacity of the facility by $125 million. The facility expires in July 2019 and outstanding borrowings bear interest at rates based on the prime rate, federal funds rate, LIBOR, or negotiated rates as outlined in the agreement. Interest is payable periodically throughout the period if borrowings are outstanding. As of November 28, 2015, the total debt outstanding related to borrowings against this facility was $57.0 million. These borrowings are included within Long-term debt in the Condensed Consolidated Balance Sheet. As of November 28, 2015, the total usage against the facility was $65.6 million, of which $8.6 million related to outstanding letters of credit. As of May 30, 2015, total usage against this facility was $98.3 million, $8.3 million of which related to outstanding letters of credit.

14. Accumulated Other Comprehensive Loss

The following table provides an analysis of the changes in accumulated other comprehensive loss for the six months ended November 28, 2015 and November 29, 2014:

	Six Months Ended
(In millions)	November 28, 2015	November 29, 2014
Cumulative translation adjustments at beginning of period	$(20.8)	$(11.1)
Translation adjustments	(4.5)	(5.9)
Balance at end of period	(25.3)	(17.0)
Pension and other post-retirement benefit plans at beginning of period	(35.4)	(26.8)
Reclassification to earnings - operating expenses (net of tax $(0.5), $(0.2))	1.4	0.9
Balance at end of period	(34.0)	(25.9)
Total accumulated other comprehensive loss	$(59.3)	$(42.9)

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

Changes in the company’s Redeemable noncontrolling interests for the six months ended November 28, 2015 and November 29, 2014 are as follows:

	Six Months Ended
(In millions)	November 28, 2015	November 29, 2014
Beginning Balance	$30.4	$—
Increase due to business combination	—	25.7
Net income attributable to redeemable noncontrolling interests	0.3	—
Exercised options	—	0.7
Redemption value adjustment	0.4	—
Other adjustments	0.1	0.6
Ending Balance	$31.2	$27.0

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

	Three Months Ended		Six Months Ended
(In millions)	November 28, 2015	November 29, 2014	November 28, 2015	November 29, 2014
Net Sales:
North American Furniture Solutions	$348.1	$315.3	$686.2	$636.4
ELA Furniture Solutions	100.7	114.3	203.2	209.7
Specialty	57.7	55.4	115.5	110.0
Consumer	73.9	80.4	140.9	119.0
Corporate	—	—	—	—
Total	$580.4	$565.4	$1,145.8	$1,075.1

Operating Earnings:
North American Furniture Solutions	$41.4	$32.3	$82.2	$68.5
ELA Furniture Solutions	7.3	10.4	13.9	13.5
Specialty	4.2	2.8	8.5	5.7
Consumer	2.7	1.5	6.5	3.8
Corporate	(0.1)	(0.3)	(0.5)	(2.6)
Total	$55.5	$46.7	$110.6	$88.9

(In millions)	November 28, 2015	May 30, 2015
Total Assets:
North American Furniture Solutions	$509.1	$504.5
ELA Furniture Solutions	239.9	235.4
Specialty	150.2	151.6
Consumer	244.7	231.8
Corporate	60.1	69.4
Total	$1,204.0	$1,192.7

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
Three and Six Months Ended November 28, 2015
(in millions)

The following is management's discussion and analysis of certain significant factors that affected the company's financial condition, earnings and cash flows during the periods included in the accompanying condensed consolidated financial statements and should be read in conjunction with the company's Annual Report on Form 10-K for the fiscal year ended May 30, 2015. References to “Notes” are to the footnotes included in the accompanying condensed consolidated financial statements.
Discussion of Current Business Conditions

During the second quarter of fiscal 2016, we demonstrated further progress on our strategic and operational initiatives, which was evidenced by growth in orders and sales. Orders of $601.4 million represented an increase of 5 percent as compared to the prior year. Sales increased to $580.4 million, a 3 percent increase as compared to the prior year. The growth in sales brought with it earnings growth as operating earnings increased 19 percent and diluted earnings per share expanded from $0.46 to $0.57 as compared to the same period last year.

We believe our focus and commitment toward delivering innovative designs to solve problems for people wherever they work, live, learn and heal has helped us create widely respected brands. In Contract Magazine's most recent industry survey, Herman Miller earned the #1 ranking in the category of "Brands that Inspire". Additionally, in the same survey, we earned #1 rankings for ergonomic seating, healthcare furniture (Nemschoff), and fabric and textiles (Maharam).

The North American segment contributed significantly to our growth in sales and orders this quarter. Sales for the segment grew at a rate of over 10 percent and orders grew by more than 9 percent. Excluding the impact of foreign currency translation, net sales growth in the quarter was approximately 12 percent and orders increased by more than 10 percent. This improvement was driven by the continuation of efforts over the past year to improve selling capacity, launch innovative products, and refresh showrooms.

Foreign currency translation continued to have a negative impact on the ELA segment, which reported a 12 percent decrease in net sales as compared to the prior year. New orders for this segment were essentially flat with the second quarter of last year. On a constant currency basis, sales for ELA declined 5 percent and orders increased 8 percent relative to the same quarter a year ago. The divergent growth rates in sales and orders this quarter is attributed to year-on-year timing differences in project invoicing and bid activity. During the second half of the fiscal year, the ELA segment plans to have a number of new product launches under both the Herman Miller and the POSH brand names.

Our Specialty segment continued to gain momentum in the current quarter as it reported growth in orders, sales, and operating earnings as compared to the same period of the prior year. The Specialty segment reported an increase in sales and new orders of 4 percent and more than 15 percent, respectively.

Our Consumer segment posted year-over-year decreases in both orders (10 percent) and net sales (8 percent) as compared to the prior year. These changes were driven by several factors, including:

•
Continued impact from a deliberate reduction in the number of independent retail distributors within our legacy consumer wholesale business. While we remain confident that the sales volume lost during this cross-over period will migrate over time to our online, catalog, and DWR studio channels, the process has been slower than we expected.

•	A reduction in the number of DWR studios as part of the closure of small legacy locations and a transition to larger format studios.

•
Interruptions in selling capacity associated with the implementation of a new Enterprise Resource Planning (ERP) system at Design Within Reach. The ERP implementation was largely completed by the close of the quarter.

While these results did not meet our expectations, we believe the value drivers for the Consumer segment remain intact to drive future growth. These include the transition of DWR studios to larger, more efficient formats and an increase in the mix of exclusive products. Additionally, we are taking action to enhance brand awareness and implement promotional initiatives aimed at increasing sales volume in the second half of fiscal 2016.

Capital expenditures totaled $35.2 million for the six months ended November 28, 2015, an increase of $8.5 million compared to the same six month period of fiscal 2015. The increase was mostly attributable to the construction of our new consolidated manufacturing and distribution facility in the United Kingdom. We anticipate our full year capital spending to be between $70.0 million and $80.0 million.

The economic backdrop of our business remains mixed globally. North America continues to benefit from strong employment, encouraging construction and architectural billings data, as well as low commodity costs. Outside of North America, areas of economic uncertainty that we are monitoring closely include China, Latin America, Europe and the Middle East.

The remaining sections within Item 2 include additional analysis of our six months ended November 28, 2015, including discussion of significant variances compared to the prior year periods.

Reconciliation of Non-GAAP Financial Measures

This report contains references to Organic sales, Adjusted operating earnings, Adjusted EBITDA, and Adjusted earnings per share – diluted, all of which are non-GAAP financial measures (referred to collectively as the "Adjusted financial measures"). The adjusted financial measures are calculated by excluding from Operating earnings, and Earnings per share – diluted items that we believe are not indicative of our ongoing operating performance. Such items consist of the following:

•	Expenses associated with acquisition-related inventory adjustments

•	Transaction expenses associated with recent acquisitions

Adjusted EBITDA is calculated by excluding depreciation, amortization and other net income or expense from Adjusted Operating Earnings. Organic sales represents the change in Net sales, excluding currency translation effects and the impact of acquisitions. We present the adjusted financial measures because we consider them to be important supplemental measures of our performance and believe them to be useful in analyzing ongoing results from operations.

The adjusted financial measures are not measurements of our financial performance under GAAP and should not be considered an alternative to Net sales, Operating earnings and Earnings per share – diluted under GAAP. The adjusted financial measures have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Our presentation of the adjusted financial measures should not be construed as an indication that our future results will be unaffected by unusual or infrequent items. We compensate for these limitations by providing prominence of our GAAP results and using the adjusted financial measures only as a supplement.
The following table reconciles Net sales to Organic sales for the periods and reportable operating segments indicated.

	Three Months Ended					Three Months Ended
	11/28/15					11/29/14
	North America	ELA	Specialty	Consumer	Total	North America	ELA	Specialty	Consumer	Total
Net Sales, as reported	$348.1	$100.7	$57.7	$73.9	$580.4	$315.3	$114.3	$55.4	$80.4	$565.4
% change from PY	10.4%	(11.9)%	4.2%	(8.1)%	2.7%

Currency Translation Effects (1)	4.9	8.5	0.2	0.3	13.9	—	—	—	—	—
Organic net sales	$353.0	$109.2	$57.9	$74.2	$594.3	$315.3	$114.3	$55.4	$80.4	$565.4
% change from PY	12.0%	(4.5)%	4.5%	(7.7)%	5.1%

	Six Months Ended					Six Months Ended
	11/28/15					11/29/14
	North America	ELA	Specialty	Consumer	Total	North America	ELA	Specialty	Consumer	Total
Net Sales, as reported	$686.2	$203.2	$115.5	$140.9	$1,145.8	$636.4	$209.7	$110.0	$119.0	$1,075.1
% change from PY	7.8%	(3.1)%	5.0%	18.4%	6.6%

Currency Translation Effects (1)	9.7	19.2	0.4	0.5	29.8	—	—	—	—	—
Acquisition	—	—	—	(30.2)	(30.2)	—	—	—	—	—
Organic net sales	$695.9	$222.4	$115.9	$111.2	$1,145.4	$636.4	$209.7	$110.0	$119.0	$1,075.1
% change from PY	9.3%	6.1%	5.4%	(6.6)%	6.5%
(1) Currency translation effects represent the estimated net impact of translating current period sales and orders using the average exchange rates applicable to the comparable prior year period

The following table reconciles Operating earnings to Adjusted operating earnings and Adjusted EBITDA for the periods indicated.

	Three Months Ended		Six Months Ended
(Dollars in millions)	November 28, 2015	November 29, 2014	November 28, 2015	November 29, 2014
Operating earnings	$55.5	$46.7	$110.6	$88.9
Percentage of net sales	9.6%	8.3%	9.7%	8.3%
Add: Acquisition-related inventory adjustments	—	4.8	—	7.8
Add: Acquisition expenses	—	0.2	—	2.2
Adjusted operating earnings	$55.5	$51.7	$110.6	$98.9
Percentage of net sales	9.6%	9.1%	9.7%	9.2%
Other income (expense), net	0.4	(0.1)	(0.1)	(0.1)
Add: Depreciation and amortization	13.9	13.2	27.6	25.2
Adjusted EBITDA	$69.8	$64.8	$138.1	$124.0
Percentage of net sales	12.0%	11.5%	12.1%	11.5%

The following table reconciles Earnings per share – diluted to Adjusted earnings per share – diluted for the periods indicated.

	Three Months Ended		Six Months Ended
	November 28, 2015	November 29, 2014	November 28, 2015	November 29, 2014
Earnings (loss) per share – diluted	$0.57	$0.46	$1.13	$0.88
Add: Acquisition-related inventory adjustments	—	0.05	—	0.08
Add: Acquisition expenses	—	—	—	0.02
Adjusted earnings per share – diluted	$0.57	$0.51	$1.13	$0.98

Analysis of Second Quarter Results

The following table presents certain key highlights from the results of operations for the periods indicated.

(In millions, except per share data)	Three Months Ended			Six Months Ended
	November 28, 2015	November 29, 2014	Percent Change	November 28, 2015	November 29, 2014	Percent Change
Net sales	$580.4	$565.4	2.7%	$1,145.8	$1,075.1	6.6%
Cost of sales	356.0	359.7	(1.0)%	704.6	683.8	3.0%
Gross margin	224.4	205.7	9.1%	441.2	391.3	12.8%
Operating expenses	168.9	159.0	6.2%	330.6	302.4	9.3%
Operating earnings	55.5	46.7	18.8%	110.6	88.9	24.4%
Other expenses, net	3.5	4.7	(25.5)%	7.9	9.4	(16.0)%
Earnings before income taxes and equity income	52.0	42.0	23.8%	102.7	79.5	29.2%
Income tax expense	17.2	14.2	21.1%	34.2	26.6	28.6%
Equity earnings from nonconsolidated affiliates, net of tax	0.1	—	n/a	0.2	0.1	100.0%
Net earnings	$34.9	$27.8	25.5%	$68.7	$53.0	29.6%
Net earnings attributable to noncontrolling interests	0.2	—	n/a	0.5	—	n/a
Net earnings attributable to Herman Miller, Inc.	$34.7	$27.8	24.8%	$68.2	$53.0	28.7%

Earnings per share — diluted	$0.57	$0.46	23.9%	$1.13	$0.88	28.4%
Orders	$601.4	$572.1	5.1%	$1,164.7	$1,089.1	6.9%
Backlog	$341.1	$332.5	2.6%

The following table presents, for the periods indicated, select components of the company's Condensed Consolidated Statements of Comprehensive Income as a percentage of net sales.

	Three Months Ended		Six Months Ended
	November 28, 2015	November 29, 2014	November 28, 2015	November 29, 2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.3	63.6	61.5	63.6
Gross margin	38.7	36.4	38.5	36.4
Operating expenses	29.1	28.1	28.9	28.1
Operating earnings	9.6	8.3	9.7	8.3
Other expenses, net	0.6	0.8	0.7	0.9
Earnings before income taxes and equity income	9.0	7.4	9.0	7.4
Income tax expense	3.0	2.5	3.0	2.5
Equity earnings from nonconsolidated affiliates, net of tax	—	—	—	—
Net earnings	6.0	4.9	6.0	4.9
Net earnings attributable to noncontrolling interests	—	—	—	—
Net earnings attributable to Herman Miller, Inc.	6.0	4.9	6.0	4.9

Performance versus the Domestic Contract Furniture Industry

We monitor the trade statistics reported by BIFMA, the trade association for the United States domestic office furniture industry, and consider them an indicator of industry-wide sales and order performance in the U.S. BIFMA publishes statistical data for the contract segment within the United States furniture market. The United States contract segment is primarily composed of large to mid-size corporations serviced by a network of dealers. The office supply segment is primarily made up of smaller customers serviced by wholesalers and retailers. We primarily participate, and believe we are a leader in, the contract segment. While comparisons of our performance to BIFMA statistics are important, we continue to pursue a strategy of revenue diversification intended to make us less reliant on the drivers that impact BIFMA and lessen our dependence on the United States office furniture market.

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

For the three month period ended November 28, 2015, the company's domestic United States shipments, as defined by BIFMA, increased by 7.9 percent while the company's domestic orders increased 9.7 percent year-over-year. BIFMA reported an estimated year-over-year increase in shipments of 3.5 percent and an increase in orders of 1.2 percent for the comparable period.

Performance versus the Consumer Furnishings Sector

We also monitor trade statistics reported by the U.S. Census Bureau, which reports monthly retail sales growth data across a number of retail categories, including Furniture and Home Furnishing Stores. This information provides a relative comparison to our Consumer reportable segment, but is not intended to be an exact comparison. The average monthly year-over-year growth rate in sales for the Furniture and Home Furnishing Stores category for the three month period ended November 30, 2015 was approximately 6.2 percent. By comparison, net sales declined by approximately 8.1 percent in our Consumer segment for the three months ended November 28, 2015. Year-over-year comparisons of net sales within the Consumer segment were negatively impacted this quarter by the factors included within the Discussion of Current Business Conditions above.

Consolidated Sales

The following charts present graphically the primary drivers of the year-over-year change in net sales for the three and six-months ended November 28, 2015. The amounts presented in the bar graphs are expressed in millions and have been rounded to eliminate decimals.
Consolidated net sales increased $15.0 million or 2.7 percent for the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015. The following items led to the change:

•
Increased sales volume within the North American segment of approximately $39.1 million, which was driven by strategic actions taken to improve selling capacity, launch innovative products and refresh showrooms.

•	Decreased sales volume within the Consumer segment of $6.6 million, resulting from the factors included within the Discussion of Current Business Conditions above.

•	Decreased sales volume within the ELA segment of $5.5 million, primarily due to decreases within EMEA and Latin America.

•	Foreign currency translation had a negative impact on sales of $13.9 million.

Consolidated net sales increased $70.7 million or 6.6 percent in the first half of fiscal 2016 compared to the first half of fiscal 2015. The following items led to the change:

•
Increased sales volume within the North American segment of approximately $58.1 million, which was driven by strategic actions taken to improve selling capacity, launch innovative products and refresh showrooms.

•	Incremental sales volume within the Consumer segment related to the acquisition of DWR, which increased sales by $30.2 million.

•	Increased sales volume within the ELA segment of $12.7 million, driven by increases within Asia and Latin America.

•	Foreign currency translation had a negative impact on sales of $29.8 million.

•	Price increases, net of incremental discounting had a positive impact on sales of $3.0 million.

*Non-GAAP Financial Measure

Consolidated Gross Margin

Consolidated gross margin was 38.7 percent and 38.5 percent for the three and six month periods ending November 28, 2015 as compared to 36.4 percent for both the three and six month periods of the prior year. The following factors summarize the major drivers of the year-over-year change in gross margin percentage for the three and six month periods:

•
Inventory-related purchase accounting adjustments related to the acquisition of DWR unfavorably impacted gross margin in the prior year by approximately 80 basis points and 70 basis points for the three and six month periods, respectively.

•
We estimate that relative changes in foreign currency exchange rates had a negative impact on our consolidated gross margin of approximately 60 basis points in the current year (in both the three and six-month comparative periods).

•
We have recognized higher incentive compensation expenses through the first half of fiscal 2016 and this has reduced our consolidated gross margin by approximately 40 basis points relative to the three and six-month periods of last fiscal year.

•
Lower commodity costs within the North American segment in the current fiscal year drove a favorable year-over-year margin impact of approximately 90 basis points in the three month period. For the six month period, we estimate this impact to be closer to 80 basis points.

•
Other factors providing a favorable impact to gross margin during the three and six month comparative periods of the current year included production volume leverage at the company's West Michigan manufacturing facilities, decreased freight expenses driven mainly by lower fuel costs, and improved operating efficiencies at certain international and domestic subsidiaries.

Operating Expenses and Operating Earnings

The following charts present graphically the primary drivers of the year-over-year change in operating expenses for the three and six-months ended November 28, 2015. The amounts presented in the bar graphs are expressed in millions and have been rounded to eliminate decimals.
Consolidated operating expenses increased $9.9 million or 6.2% and $28.2 million or 9.3% in the second quarter and first half of fiscal 2016, respectively, compared to the prior year periods. The following factors contributed to the changes:

•
Employee incentive costs increased by $3.7 million and $7.2 million for the three and six month comparative periods. The increases reflect higher incentive compensation that are tied to increased earnings for the comparative periods.

•
Marketing and selling expenses increased $1.9 million and $2.4 million during the three and six month comparative periods. The increases resulted from new marketing initiatives, increases in selling capacity and sales growth during the comparative periods.

•
Design and research expenses increased by $1.3 million and $2.9 million during the three and six month comparative periods. The increase resulted from investments in product development initiatives covering a variety of targeted future launch dates.

•	The impact of foreign currency translation decreased operating expenses by $3.1 million and $6.4 million for the three and six month comparative periods.

•	The acquisition of DWR increased operating expenses by $11.5 million for the six month comparative period.

•
The remaining year-over-year operating expense change for both the three and six month periods relates to various contributing factors, including but not limited to higher costs for information technology initiatives, wage and benefit inflation, and general variability with higher net sales.

Operating earnings for the three and six month periods ended November 28, 2015 were $55.5 million or 9.6 percent of sales and $110.6 million or 9.7 percent of sales. This compares to $46.7 million or 8.3 percent of sales and $88.9 million or 8.3 percent of sales for the respective periods during the second quarter of last fiscal year.

Other Income/Expense and Income Taxes

Other expense of $7.9 million in the first six months of fiscal 2016 decreased $1.5 million compared to the same period in the prior year. Other expense for the second quarter of fiscal 2016 decreased $1.2 million compared to the same quarter in fiscal 2015. The decrease in other expenses for both the three and six month comparative periods was due primarily to a reduction in interest expense related to a decrease in long term debt. The reduction in long term debt resulted from both the repayment of borrowings on the revolving line of credit between the two comparative periods as well as the repayment of $50 million in senior notes during the third quarter of fiscal 2015. These notes were refinanced at a reduced rate of interest using the company’s revolving line of credit in January 2015.

The effective tax rates for the three month periods ended November 28, 2015 and November 29, 2014 were 33.0 percent and 33.8 percent, respectively. The effective tax rates for the six month periods ended November 28, 2015 and November 29, 2014 were 33.3 percent and 33.4 percent, respectively. The company's United States federal statutory rate is 35 percent. The current year rate is lower than the statutory rate primarily due to the manufacturing deduction under the American Jobs Creation Act of 2004 ("AJCA") and the mix of earnings in taxing jurisdictions that have rates that are lower than the United States statutory rate. The prior year effective tax rate was lowered by the release of a valuation allowance against a foreign deferred tax asset related to financing costs as well as by the manufacturing deduction under the AJCA.

Subsequent to the end of the second quarter of fiscal 2016, the President of the United States signed into law the renewal of the Research and Development tax credit legislation that had expired at the end of calendar year 2014. This legislation will allow the company to take advantage of tax credits on its research and development activities, thereby reducing its effective tax rate in future periods.

Reportable Operating Segment Results
Three and Six Months Ended November 28, 2015
(in millions)

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

•	ELA Furniture Solutions — Includes EMEA, Latin America, and Asia-Pacific operations associated with the design, manufacture and sale of furniture products, primarily for work-related settings.

•
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

The charts below present the relative mix of net sales across each of the company's reportable segments during fiscal 2016 to date. This is followed by a discussion of the company's results, by segment, for each reportable segment for the three and six months ended November 28, 2015.

North American Furniture Solutions ("North America")

Three Months Ended November 28, 2015
Net sales totaled $348.1 million for the second quarter of fiscal 2016, an increase of 10.4 percent from the second quarter of fiscal 2015. Orders totaled $349.2 million an increase of 9.4 percent from the same period in the prior year. Operating earnings for the second quarter of fiscal 2016 were $41.4 million or 11.9 percent of sales as compared to $32.3 million or 10.2 percent of sales in the second quarter of fiscal 2015.

•
Sales volumes within the North American segment increased by $39.1 million. This was driven by a combination of general market growth and company-specific actions taken to improve selling capacity, launch innovative products, and refresh showrooms.

•	Incremental discounting, net of price increases, drove a decrease in sales of approximately $1.4 million.

•	The impact of foreign currency translation decreased net sales by approximately $4.9 million.

•	The increase in operating earnings was driven primarily by a decrease in commodity and freight costs and improved production volume leverage.

•	The impact of foreign currency translation had an unfavorable impact on operating earnings of approximately $3 million.

•	Higher incentive compensation expenses had an unfavorable impact on operating earnings of $6.2 million.

Six Months Ended November 28, 2015
Net sales totaled $686.2 million for the first six months of fiscal 2016, an increase of 7.8 percent from the same period of the prior year. Orders totaled $681.1 million, an increase of 7.8 percent from the same period in the prior year. Operating earnings for the first six months of fiscal 2016 were $82.2 million or 12.0 percent of sales as compared to $68.5 million or 10.8 percent of sales in same period of the prior year.

•	Sales volume increased within the North American segment by $58.1 million. This was driven by the same factors cited above for the three-months ended November 28, 2015.

•	Price increases, net of incremental discounting, drove an increase in sales of approximately $1.4 million.

•	The impact of foreign currency translation decreased net sales by approximately $9.7 million.

•	The increase in operating earnings was driven primarily by increased production volume leverage, a decrease in material costs, and improved operational efficiency.

•	The impact of foreign currency translation had an unfavorable impact on operating earnings of approximately $6 million.

•	Higher incentive compensation expenses had an unfavorable impact on operating earnings of $9.7 million.

ELA Furniture Solutions ("ELA")

Three Months Ended November 28, 2015
Net sales totaled $100.7 million for the second quarter of fiscal 2016, a decrease of 11.9 percent from the second quarter of fiscal 2015. Orders totaled $112.7 million an increase of 0.3 percent from the same period in the prior year. Operating earnings for the second quarter of fiscal 2016 were $7.3 million or 7.2 percent of sales as compared to $10.4 million or 9.1 percent of sales in the second quarter of fiscal 2015.

•	The impact of foreign currency translation decreased net sales by approximately $8.5 million.

•
A decline in sales volumes within the EMEA and Latin American regions drove a decrease in net sales of approximately $8.0 million. This decrease was partially offset by an increase in sales volumes in the Asia-Pacific region, which increased net sales by approximately $2.9 million.

•	Foreign currency translation provided an unfavorable impact on operating earnings of approximately $3 million.

•	Improved manufacturing efficiency as well as decreased material and freight costs provided a favorable impact on operating earnings.

Six Months Ended November 28, 2015
Net sales totaled $203.2 million for the first six months of fiscal 2016, representing a decrease of 3.1 percent from the same period last fiscal year. Orders during this period totaled $220.9 million, a decrease of 1.5 percent from the year ago period. Operating earnings for the first six months of fiscal 2016 were $13.9 million or 6.8 percent of sales as compared to $13.5 million or 6.4 percent of sales in same period of the prior year.

•	The impact of foreign currency translation decreased net sales by approximately $19.2 million.

•
Growth in sales volumes within the Asia and Latin America regions, primarily within Australia and Mexico, drove an increase in net sales of approximately $18.5 million. This increase was offset by lower sales volumes within the EMEA region, which drove a decrease in net sales of approximately $5.8 million.

•	Foreign currency translation drove an unfavorable impact on operating earnings of approximately $7 million.

•	Factors such as improved manufacturing efficiency, decreased material costs, and a favorable shift in the mix of product into higher margin seating categories favorably impacted operating earnings.

Specialty

Three Months Ended November 28, 2015
Net sales totaled $57.7 million for the second quarter of fiscal 2016, an increase of 4.2 percent from the second quarter of fiscal 2015. Orders totaled $61.3 million an increase of 15.2 percent from the same period in the prior year. Operating earnings for the second quarter of fiscal 2016 were $4.2 million or 7.3 percent of sales as compared to $2.8 million or 5.1 percent of sales in the second quarter of fiscal 2015.

•	Improved sales volumes drove an increase in net sales of $1.9 million, primarily from increases within the Maharam and Herman Miller Collection businesses.

•	Price increases, net of incremental discounting, increased sales by approximately $0.6 million.

•	Increased sales volumes and improved operational efficiencies had a favorable impact on operating earnings.

Six Months Ended November 28, 2015
Net sales totaled $115.5 million for the first six months of fiscal 2016, an increase of 5.0 percent from the same period of the prior year. Orders totaled $119.7 million an increase of 8.5 percent from the same period in the prior year. Operating earnings for the first six months of fiscal 2016 were $8.5 million or 7.4 percent of sales as compared to $5.7 million or 5.2 percent of sales in same period of the prior year.

•	Improved sales volumes drove an increase in net sales of $4.5 million, driven by increases in the Maharam, Geiger and Herman Miller Collection businesses.

•	Price increases, net of incremental discounting drove an increase in sales of approximately $1.4 million.

•	Increased sales volumes and improved operational efficiencies had a favorable impact on operating earnings.

Consumer

Three Months Ended November 28, 2015
Net sales totaled $73.9 million for the second quarter of fiscal 2016, a decrease of 8.1 percent from the second quarter of fiscal 2015. Orders of $78.2 million decreased 10.3 percent from the same period in the prior year. Operating earnings for the second quarter of fiscal 2016 were $2.7 million or 3.7 percent of sales as compared to 1.5 million or 1.9 percent of sales in the second quarter of fiscal 2015.

•	The decrease in sales volume of $6.6 million was driven by the factors included in the Discussion of Current Business Conditions above.

•	Price increases, net of incremental discounting, increased sales by $0.4 million.

•	The increase in operating earnings was driven primarily by acquisition-related inventory adjustments recorded during the second quarter of last year.

Six Months Ended November 28, 2015
Net sales totaled $140.9 million for the first six months of fiscal 2016, an increase of 18.4 percent from the same period of the prior year. Orders totaled $143.0 million, an increase of 16.6 percent from the same period in the prior year. Operating earnings for the first six months of fiscal 2016 were $6.5 million or 4.6 percent of sales as compared to $3.8 million or 3.2 percent of sales in same period of the prior year.

•
The six month period ended November 29, 2014 included 18 weeks of DWR operations (as the acquisition of DWR was completed on July 28, 2014). Accordingly, approximately $30 million of the year-over-year sales increase for this segment is due to this inclusion of DWR operations for the full quarter in the current year.

•
Adjusted for the impact of this partial period consolidation in the first six months of last fiscal year, net sales for the Consumer segment decreased $8.6 million. This was driven by the same factors cited within the Discussion of Current Business Conditions above.

•	Price increases, net of incremental discounting, increased sales by approximately $0.8 million.

•	For the first six months of fiscal 2016, sales increased $30.2 million due to the acquisition of DWR during the first quarter of fiscal 2015.

•	The increase in operating earnings was driven primarily by acquisition-related inventory adjustments recorded during the prior year.

Financial Condition, Liquidity and Capital Resources
Three and Six Months Ended November 28, 2015
(in millions)

The table below presents certain key cash flow and capital highlights for the periods indicated.

(In millions)	Six Months Ended
	November 28, 2015	November 29, 2014
Cash and cash equivalents, end of period	$54.7	$64.7
Marketable securities, end of period	5.4	6.6
Cash provided by operating activities	73.2	80.7
Cash used in investing activities	(34.7)	(176.5)
Cash (used in) provided by financing activities	(47.3)	58.5
Capital expenditures	(35.2)	(26.7)
Stock repurchased and retired	(3.7)	(3.2)
Common stock issued	5.6	5.7
Dividends paid	(17.2)	(16.6)
Interest-bearing debt, end of period	256.8	326.8
Available unsecured credit facility, end of period (1)	$184.4	$162.4
(1) Amounts shown are net of outstanding letters of credit of $8.6 million and $10.6 million as of November 28, 2015 and November 29, 2014, respectively, which are applied against the company's unsecured credit facility.

Cash Flows - Operating Activities

Six Month Period Ended November 28, 2015
Cash generated from operating activities was $73.2 million for the six month period ended November 28, 2015, as compared to $80.7 million in the same quarter of the prior year. During the current six month period, changes in working capital balances drove a use of cash totaling $31.2 million. The main factors driving this use of cash from working capital were an increase in accounts receivable of $32.0 million, an increase in inventory of $4.2 million and an increase in prepaid expenses of $6.0 million, and a decrease in accounts payable of $7.2 million. These factors more than offset drivers within working capital that increased cash, including an increase in accrued compensation and benefits of $7.1 million, and an increase in accrued taxes of $5.2 million.

Six Month Period Ended November 29, 2014
Changes in working capital during the first six months of fiscal 2015 generated $1.6 million of cash. This was due to a decrease in prepaid expenses of $3.0 million and an increase in other accrued liabilities of $7.0 million. These factors more than offset drivers within working capital that decreased cash, such as an increase in inventory of $3.2 million, an increase in accounts receivable of $1.6 million and a decrease in accrued compensation and benefits of $3.7 million.

Cash Flows - Investing Activities

Investing activities in the first six months of fiscal 2016 resulted in a net cash outflow of $34.7 million as compared to a net cash outflow of $176.5 million in the same period of the prior year. The largest contributor to the change in cash used in investing activities as compared to the prior year was the acquisition of DWR during fiscal 2015, which resulted in a cash outflow of $154.0 million.

The company had cash outflows for the purchase of $35.2 million of capital assets in the first six months of fiscal 2016 compared to $26.7 million during the first six months of the prior year. At the end of the second quarter of fiscal 2016, there were outstanding commitments for capital purchases of $11.4 million compared to $11.5 million at the corresponding date in the prior year. The company expects full-year capital purchases to be between $70.0 million and $80.0 million, which will be primarily related to investments in the company's facilities and equipment. This compares to full-year capital spending of $63.6 million in fiscal 2015.

Cash Flows - Financing Activities

Cash outflows from financing activities were $47.3 million for the first six months of fiscal 2016 compared to cash inflows of $58.5 million during the same period of the prior year. Cash outflows from net repayments on our revolving credit facility were $33.0 million during the six-month period of fiscal 2016. By comparison, cash inflows from net borrowings were $77.0 million during the same period of fiscal 2015. Cash outflows for dividend payments were $17.2 million and $16.6 million for the six month periods of fiscal 2016 and fiscal 2015, respectively. Cash inflows for stock issuances related to employee benefit programs were $5.6 million and $5.7 million during the six month periods of fiscal 2016 and fiscal 2015, respectively.

Sources of Liquidity

In addition to cash flows from operating activities, the company has access to liquidity through credit facilities, cash and cash equivalents, and short-term investments. These sources have been summarized below. For additional information, refer to Note 13 to the condensed consolidated financial statements.

(In millions)	November 28, 2015	November 29, 2014
Cash and cash equivalents	$54.7	$64.7
Marketable securities	5.4	6.6
Availability under syndicated revolving line of credit	$184.4	$162.4

At the end of the second quarter of fiscal 2016, the company had cash and cash equivalents of $54.7 million including $50.6 million of cash and cash equivalents held outside the United States. In addition, the company had marketable securities of $5.4 million held by one of its international subsidiaries. The subsidiary holding the company's marketable securities is taxed as a United States taxpayer at the company's election; consequently, for tax purposes, all United States tax impacts for this subsidiary have been recorded.

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

The company has $10.8 million of cash held outside of the United States for which United States taxes have been recorded. The company's intent is to permanently reinvest the remainder of the cash outside of the United States. The company's plans do not indicate a need to repatriate these balances to fund United States operations.

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

Variable Interest Entities

On occasion, the company provides financial support to certain independent dealers in the form of term loans, lines of credit, and/or loan guarantees that may represent variable interests in such entities. As of November 28, 2015, the company was not considered to be the primary beneficiary of any such dealer relationships under FASB ASC Topic 810, Consolidation. Accordingly, the company is not required to consolidate the financial statements of any of these entities as of November 28, 2015.

Contingencies

See Note 12 to the condensed consolidated financial statements.

Critical Accounting Policies

The company strives to report financial results clearly and understandably. The company follows accounting principles generally accepted in the United States in preparing its consolidated financial statements, which require certain estimates and judgments that affect the financial position and results of operations for the company. The company continually reviews the accounting policies and financial information disclosures. A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the company's annual report on Form 10-K filing for the year ended May 30, 2015. During the first six months of fiscal 2016, there were no material changes in the accounting policies and assumptions previously disclosed.

New Accounting Standards

See Note 2 to the condensed consolidated financial statements.

Safe Harbor Provisions

Certain statements in this filing are not historical facts but are “forward-looking statements” as defined under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that are based on management’s beliefs, assumptions, current expectations, estimates, and projections about the office furniture industry, the economy, and the company itself. Words like “anticipates,” “believes,” “confident,” “estimates,” “expects,” “forecasts,” likely,” “plans,” “projects,” and “should,” variations of such words, and similar expressions identify such forward-looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. These risks include, without limitation, the success of our growth strategy, employment and general economic conditions, the pace of economic recovery in the U.S., and in our International markets, the increase in white collar employment, the willingness of customers to undertake capital expenditures, the types of products purchased by customers, competitive-pricing pressures, the availability and pricing of raw materials, our reliance on a limited number of suppliers, our ability to expand globally given the risks associated with regulatory and legal compliance challenges and accompanying currency fluctuations, the ability to increase prices to absorb the additional costs of raw materials, the financial strength of our dealers and the financial strength of our customers, our ability to locate new DWR studios, negotiate favorable lease terms for new and existing locations and the implementation of our studio portfolio transformation, our ability to attract and retain key executives and other qualified employees, our ability to continue to make product innovations, the success of newly-introduced products, our ability to serve all of our markets, possible acquisitions, divestitures or alliances, the pace and level of government procurement, the outcome of pending litigation or governmental audits or investigations, political risk in the markets we serve, and other risks identified in our filings with the Securities and Exchange Commission. Therefore, actual results and outcomes may materially differ from what we express or forecast. Furthermore, Herman Miller, Inc., undertakes no obligation to update, amend or clarify forward-looking statements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk
Three and Six Months Ended November 28, 2015
(in millions)

The information concerning quantitative and qualitative disclosures about market risk contained in the company’s Annual Report on Form 10-K for its fiscal year ended May 30, 2015 is incorporated herein by reference. The nature of market risks from interest rates and commodity prices have not changed materially during the first six months of fiscal 2016.

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

In the normal course of business, the company enters into contracts denominated in foreign currencies. The principal foreign currencies in which the company conducts its business are the British pound sterling, European euro, Canadian dollar, Australian dollar, Japanese yen, Mexican peso, Brazilian real, Indian rupee, South African rand, Hong Kong dollar and Chinese renminbi. As of November 28, 2015, eighteen contracts in total were placed to offset various currency exposures. To offset net asset exposure denominated in non-functional currency, ten forward contracts were placed, including forward contracts to sell 6.3 million euros, 0.6 million Canadian dollars, 19.0 million Hong Kong dollars, 6.2 million South African rand, and 11.7 million United States dollars. Conversely, eight contracts were placed to offset the company's net liability exposure denominated in non-functional currency. These contracts included forward contracts to buy 32.5 million United States dollars, 3.0 million British pounds and 0.9 million euros.

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

Item 4: Controls and Procedures
Three and Six Months Ended November 28, 2015

Evaluation of Disclosure Controls and Procedures

Under the supervision of, and with the participation of management, the company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 28, 2015, and have concluded that as of that date, the company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended November 28, 2015, that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

Herman Miller, Inc.
Part II - Other Information
Three and Six Months Ended November 28, 2015

Item 1: Legal Proceedings

Referred to in Note 12 of the condensed consolidated financial statements.

Item 1A: Risk Factors

There have been no material changes in the assessment of the company's risk factors from those set forth in the Annual Report on Form 10-K for the year ended May 30, 2015.

Item 2:     Unregistered Sales of Equity Securities
(A) Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during the quarter ended November 28, 2015.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (in millions)
8/30/15 - 9/26/15	—	$—	—	$144,097,507
9/27/15 - 10/24/15	8,692	$30.61	8,692	$143,831,459
10/25/15 - 11/28/15	33,000	$31.21	33,000	$142,801,633
Total	41,692		41,692

No repurchase plans expired or were terminated during the second quarter of fiscal 2016, nor do any plans exist under which the company does not intend to make further purchases.

During the period covered by this report, the company did not sell any of its equity shares that were not registered under the Securities Act of 1933.

Item 3: Defaults upon Senior Securities

None

Item 4: Mine Safety Disclosures

Not applicable

Item 5: Other Information

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

HERMAN MILLER, INC.

January 6, 2016	/s/ Brian C. Walker
Brian C. Walker
Chief Executive Officer
(Duly Authorized Signatory for Registrant)

January 6, 2016	/s/ Jeffrey M. Stutz
Jeffrey M. Stutz
Chief Financial Officer
(Duly Authorized Signatory for Registrant)