Form 10-Q
period 2016-02-27
MILLER HERMAN INC
filed 2016-04-06
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ _ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended February 27, 2016	Commission File No. 001-15141

HERMAN MILLER, INC.

A Michigan Corporation	ID No. 38-0837640

855 East Main Avenue, Zeeland, MI 49464-0302	Phone (616) 654 3000

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
Yes [_] No [ X ]

Common Stock Outstanding at April 4, 2016 - 59,908,233 shares

Herman Miller, Inc. Form 10-Q

Herman Miller, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Dollars in millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	February 27, 2016	February 28, 2015	February 27, 2016	February 28, 2015
Net sales	$536.5	$516.4	$1,682.3	$1,591.5
Cost of sales	328.7	325.9	1,033.3	1,009.7
Gross margin	207.8	190.5	649.0	581.8
Operating expenses:
Selling, general, and administrative	143.6	133.0	436.4	400.8
Restructuring expenses	—	1.9	—	1.9
Design and research	19.9	18.2	57.7	52.8
Total operating expenses	163.5	153.1	494.1	455.5
Operating earnings	44.3	37.4	154.9	126.3
Other expenses:
Interest expense	3.8	4.4	11.6	13.7
Other, net	0.6	1.0	0.7	1.1
Earnings before income taxes and equity income	39.9	32.0	142.6	111.5
Income tax expense	11.9	10.8	46.1	37.3
Equity earnings from nonconsolidated affiliates, net of tax	0.2	—	0.4	0.1
Net earnings	28.2	21.2	96.9	74.3
Net earnings attributable to noncontrolling interests	0.3	0.2	0.8	0.2
Net earnings attributable to Herman Miller, Inc.	$27.9	$21.0	$96.1	$74.1

Earnings per share — basic	$0.46	$0.35	$1.61	$1.25
Earnings per share — diluted	$0.46	$0.35	$1.59	$1.23
Dividends declared, per share	$0.148	$0.140	$0.443	$0.420

Other comprehensive loss, net of tax
Foreign currency translation adjustments	$(6.0)	$(3.6)	$(10.5)	$(9.5)
Pension and post-retirement liability adjustments	0.6	0.3	2.0	1.2
Other comprehensive loss	(5.4)	(3.3)	(8.5)	(8.3)
Comprehensive income	22.8	17.9	88.4	66.0
Comprehensive income attributable to noncontrolling interests	0.3	0.2	0.8	0.2
Comprehensive income attributable to Herman Miller, Inc.	$22.5	$17.7	$87.6	$65.8

See accompanying notes to condensed consolidated financial statements.

Herman Miller, Inc.
Condensed Consolidated Balance Sheets
(Dollars in millions, except per share data)
(Unaudited)

	February 27, 2016	May 30, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$55.3	$63.7
Marketable securities	7.3	5.7
Accounts and notes receivable, net	183.9	189.6
Inventories, net	135.3	129.6
Prepaid expenses and other	53.6	74.9
Total current assets	435.4	463.5
Property and equipment, at cost	908.2	868.6
Less — accumulated depreciation	(642.8)	(619.1)
Net property and equipment	265.4	249.5
Goodwill	305.6	303.1
Indefinite-lived intangibles	85.2	85.2
Other amortizable intangibles, net	52.1	52.3
Other noncurrent assets	44.9	39.1
Total Assets	$1,188.6	$1,192.7

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$143.5	$164.7
Accrued compensation and benefits	88.1	66.6
Accrued warranty	41.6	39.3
Other accrued liabilities	86.4	92.8
Total current liabilities	359.6	363.4
Long-term debt	240.2	289.8
Pension and post-retirement benefits	23.8	27.8
Other liabilities	44.6	61.0
Total Liabilities	668.2	742.0
Redeemable noncontrolling interests	27.6	30.4
Stockholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized, none issued)	—	—
Common stock, $0.20 par value (240,000,000 shares authorized, 59,888,961 and 59,694,611 shares issued and outstanding in 2016 and 2015, respectively)	12.0	11.9
Additional paid-in capital	142.8	135.1
Retained earnings	403.0	330.2
Accumulated other comprehensive loss	(64.7)	(56.2)
Key executive deferred compensation plans	(1.1)	(1.2)
Herman Miller, Inc. Stockholders' Equity	492.0	419.8
Noncontrolling Interests	0.8	0.5
Total Stockholders' Equity	492.8	420.3
Total Liabilities, Redeemable Noncontrolling Interests, and Stockholders' Equity	$1,188.6	$1,192.7

See accompanying notes to condensed consolidated financial statements.

Herman Miller, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in millions)
(Unaudited)

	Nine Months Ended
	February 27, 2016	February 28, 2015
Cash Flows from Operating Activities:
Net earnings	$96.9	$74.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	39.9	38.6
Stock-based compensation	9.3	8.1
Excess tax benefits from stock-based compensation	(1.1)	(0.7)
Pension and post-retirement expenses	1.1	0.7
Deferred taxes	(2.1)	(2.5)
Restructuring expenses	—	1.9
(Increase) decrease in current assets	(26.0)	3.2
Decrease in current liabilities	(0.1)	(13.6)
Increase (decrease) in non-current liabilities	6.3	(0.9)
Other, net	1.7	0.7
Net Cash Provided by Operating Activities	125.9	109.8

Cash Flows from Investing Activities:
Proceeds from sales of property	3.2	0.3
Marketable securities purchases	(7.3)	—
Marketable securities sales	5.7	4.6
Acquisitions, net of cash received	(3.6)	(154.0)
Capital expenditures	(55.2)	(43.2)
Other, net	(0.8)	(8.2)
Net Cash Used in Investing Activities	(58.0)	(200.5)

Cash Flows from Financing Activities:
Dividends paid	(26.0)	(24.9)
Proceeds from issuance of long-term debt	615.2	622.0
Payments of long-term debt	(664.9)	(546.0)
Common stock issued	6.7	7.2
Common stock repurchased and retired	(8.7)	(3.3)
Excess tax benefits from stock-based compensation	1.1	0.7
Purchase of noncontrolling interests	—	(5.8)
Other, net	—	0.8
Net Cash Provided by (Used in) Financing Activities	(76.6)	50.7

Effect of Exchange Rate Changes on Cash and Cash Equivalents	0.3	0.3
Net Decrease in Cash and Cash Equivalents	(8.4)	(39.7)

Cash and Cash Equivalents, Beginning of Period	63.7	101.5
Cash and Cash Equivalents, End of Period	$55.3	$61.8

See accompanying notes to condensed consolidated financial statements.

Herman Miller, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Dollars in millions)
(Unaudited)

	Nine Months Ended
	February 27, 2016	February 28, 2015
Preferred Stock
Balance at beginning of year and end of period	$—	$—
Common Stock
Balance at beginning of year	11.9	11.9
Restricted stock units released	0.1	—
Balance at end of period	12.0	11.9
Additional Paid-in Capital
Balance at beginning of year	135.1	122.4
Repurchase and retirement of common stock	(8.7)	(3.3)
Exercise of stock options	4.6	5.6
Stock-based compensation expense	6.8	7.2
Excess tax benefit for stock-based compensation	0.5	0.3
Restricted stock units released	2.5	0.2
Employee stock purchase plan issuances	1.5	1.2
Deferred compensation plan	(0.1)	(0.5)
Directors' fees	0.6	0.4
Balance at end of period	142.8	133.5
Retained Earnings
Balance at beginning of year	330.2	269.6
Net income attributable to Herman Miller, Inc.	96.1	74.1
Dividends declared on common stock (per share - 2016: $0.443; 2015; $0.420)	(26.7)	(25.2)
Noncontrolling interests redemption value adjustment	3.4	—
Balance at end of period	403.0	318.5
Accumulated Other Comprehensive Loss
Balance at beginning of year	(56.2)	(37.9)
Other comprehensive loss	(8.5)	(8.3)
Balance at end of period	(64.7)	(46.2)
Key Executive Deferred Compensation
Balance at beginning of year	(1.2)	(1.7)
Deferred compensation plan	0.1	0.5
Balance at end of period	(1.1)	(1.2)
Herman Miller, Inc. Stockholders' Equity	492.0	416.5
Noncontrolling Interests
Balance at beginning of year	0.5	—
Net income attributable to noncontrolling interests	0.3	—
Noncontrolling interests related to DWR acquisition	—	5.8
Purchase of noncontrolling interests	—	(5.8)
Balance at end of period	0.8	—
Total Stockholders' Equity	$492.8	$416.5

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended February 27, 2016
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

The accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments that are of a normal recurring nature necessary to present fairly the financial position of the company as of February 27, 2016. Operating results for the nine months ended February 27, 2016, are not necessarily indicative of the results that may be expected for the year ending May 28, 2016. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the company's annual report on Form 10-K for the year ended May 30, 2015.

In the second quarter of fiscal 2016, the company made an adjustment to correct an immaterial error related to the accrual for product warranties. As a result of this correction, the company adjusted Accrued warranty, Other noncurrent assets (to capture the impact of adjusting deferred taxes), and Retained earnings by $12.5 million, $4.7 million, and $7.8 million, respectively. The adjustment impacts the Condensed Consolidated Balance Sheets as of May 30th, 2015, the Condensed Consolidated Statement of Stockholders’ Equity as of February 28, 2015, Note 12 - Commitments and Contingencies, and Note 17 - Operating Segments. This correction had no impact on earnings or cash flows.

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

Leases
Under the updated standard a lessee's rights and obligations under most leases, including existing and new arrangements, would be recognized as assets and liabilities, respectively, on the balance sheet. The standard must be adopted under a modified retrospective approach and early adoption is permitted.
		June 2, 2019	The standard is expected to have a significant impact on our Consolidated Financial Statements, however the company is currently evaluating the impact.

3. Fiscal Year

The company's fiscal year ends on the Saturday closest to May 31. Fiscal 2016, the year ending May 28, 2016, and fiscal 2015, the year ended May 30, 2015, each contain 52 weeks. The third quarters of fiscal 2016 and fiscal 2015 each contained 13 weeks.

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

The assets acquired included an exclusive manufacturing agreement and customer relationships with fair values of $2.5 million and $0.6 million, respectively, each having a useful life of 10 years. The excess of the purchase consideration over the fair value of the net assets acquired was $3.2 million and recognized as goodwill within the Consumer reportable segment. During the second quarter of fiscal 2016, the company finalized the purchase accounting for the acquisition of the George Nelson Bubble Lamp product line.

Design Within Reach Acquisition
On July 28, 2014, the company acquired the majority of the outstanding equity of Design Within Reach, Inc. ("DWR"), a Stamford, Connecticut based, leading North American marketer and seller of modern furniture, lighting, and accessories primarily serving consumers and design trade professionals. The acquisition of DWR advanced the company's strategy of being both an industry brand and a consumer brand by expanding the company's reach into the consumer sector.

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

Other intangible assets acquired as a result of the acquisition of DWR were valued at $68.5 million. These amounts are reflected in the values presented in the following table:

Intangible Assets Acquired from the DWR Acquisition
(In millions)	Fair Value	Useful Life
Trade Names and Trademarks	$55.1	Indefinite
Exclusive Distribution Agreements	0.2	1.5 years
Customer Relationships	12.0	10 - 16 years
Product Development Designs	1.2	7 years
Total Intangible Assets Acquired	$68.5

5. Inventories, net

(In millions)	February 27, 2016	May 30, 2015
Finished goods	$108.7	$106.5
Raw materials	26.6	23.1
Total	$135.3	$129.6
Inventories are valued at the lower of cost or market and include material, labor, and overhead. The inventories of the majority of domestic manufacturing subsidiaries are valued using the last-in, first-out method ("LIFO"). The inventories of all other subsidiaries are valued using the first-in, first-out method ("FIFO").

6. Goodwill and Indefinite-lived Intangibles

Goodwill and other indefinite-lived intangible assets included in the Condensed Consolidated Balance Sheets consisted of the following as of February 27, 2016 and May 30, 2015:

(In millions)	Goodwill	Indefinite-lived Intangible Assets	Total Goodwill and Indefinite-lived Intangible Assets
May 30, 2015	$303.1	$85.2	$388.3
Foreign currency translation adjustments	(0.7)	—	(0.7)
Acquisition	3.2	—	3.2
February 27, 2016	$305.6	$85.2	$390.8

7. Employee Benefit Plans

Components of Net Periodic Benefit Costs
	Three Months Ended		Nine Months Ended
	Pension Benefits		Pension Benefits
(In millions)	February 27, 2016	February 28, 2015	February 27, 2016	February 28, 2015
International:
Interest cost	$1.0	$1.2	$2.9	$3.5
Expected return on plan assets	(1.4)	(1.5)	(4.1)	(4.5)
Net amortization loss	0.6	0.5	2.0	1.5
Net periodic benefit cost	$0.2	$0.2	$0.8	$0.5

8. Earnings Per Share

The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS):

	Three Months Ended		Nine Months Ended
	February 27, 2016	February 28, 2015	February 27, 2016	February 28, 2015
Numerators:
Numerator for both basic and diluted EPS, net earnings attributable to Herman Miller, Inc. - in millions	$27.9	$21.0	$96.1	$74.1

Denominators:
Denominator for basic EPS, weighted-average common shares outstanding	59,885,597	59,550,289	59,837,132	59,430,575
Potentially dilutive shares resulting from stock plans	565,251	547,900	569,544	566,292
Denominator for diluted EPS	60,450,848	60,098,189	60,406,676	59,996,867
Antidilutive equity awards not included in weighted-average common shares - diluted	531,021	676,405	585,770	703,364

The company has certain share-based payment awards that meet the definition of participating securities. The company has evaluated the impact on EPS of all participating securities under the two-class method, noting the impact on EPS was immaterial.

9. Stock-Based Compensation

The following table summarizes the stock-based compensation expense and related income tax effect for the periods indicated:

(In millions)	Three Months Ended		Nine Months Ended
	February 27, 2016	February 28, 2015	February 27, 2016	February 28, 2015
Stock-based compensation expense	$2.7	$2.4	$9.3	$8.1
Related income tax effect	1.0	0.8	3.4	2.9

Stock-based compensation expense recognized in the Condensed Consolidated Statements of Comprehensive Income for the three and nine month periods ended February 27, 2016 and February 28, 2015 has been reduced for estimated forfeitures, as it is based on awards ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ. Forfeitures are estimated based on historical experience.

For the nine month period ended February 27, 2016, the company issued 187,829 shares of common stock related to the exercise of stock options, 179,265 shares of common stock related to the vesting of restricted stock units, and 55,825 shares of common stock related to the vesting of performance share units.

For the nine month period ended February 28, 2015, the company issued 258,927 shares of common stock related to the exercise of stock options, 130,144 shares of common stock related to the vesting of restricted stock units, and no shares of common stock related to the vesting of performance share units.

10. Income Taxes

The company recognizes interest and penalties related to uncertain tax benefits through income tax expense in its Condensed Consolidated Statement of Comprehensive Income. Interest and penalties recognized in the company's Condensed Consolidated Statement of Comprehensive Income were negligible and $0.2 million during the three month periods ended February 27, 2016 and February 28, 2015, respectively and were negligible and $0.3 million during the nine month periods ended February 27, 2016 and February 28, 2015, respectively. The company's recorded liability for potential interest and penalties related to uncertain tax benefits totaled $0.9 million as of both February 27, 2016 and May 30, 2015. The company had income tax accruals associated with uncertain tax benefits totaling $2.6 million and $1.8 million as of February 27, 2016 and May 30, 2015, respectively.

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

11. Fair Value Measurements

The following describes the methods the company uses to estimate the fair value of financial assets and liabilities, which have not significantly changed in the current period:

Available-for-sale securities — The company's available-for-sale marketable securities primarily include exchange traded and fixed income mutual funds, mortgage-backed debt securities, government obligations and corporate debt securities and are recorded at fair value using quoted prices for similar securities. During the third quarter of fiscal 2016, the company adjusted the investment portfolio from individual investments to mutual funds to more broadly diversify the asset base.

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

The following tables set forth financial assets and liabilities measured at fair value in the Condensed Consolidated Balance Sheets and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of February 27, 2016 and May 30, 2015.

(In millions)	Fair Value Measurements
	February 27, 2016	May 30, 2015
Financial Assets	Quoted Prices with Other Observable Inputs (Level 2)	Quoted Prices with Other Observable Inputs (Level 2)
Available-for-sale marketable securities:
Asset-backed securities	$—	$0.2
Corporate securities	—	0.6
Mortgage-backed securities	—	0.5
Government obligations	0.4	4.4
Mutual funds	6.9	—
Foreign currency forward contracts	0.5	0.7
Deferred compensation plan	7.2	7.9
Total	$15.0	$14.3

Financial Liabilities
Foreign currency forward contracts	$0.7	$0.2
Total	$0.7	$0.2

The company does not hold any level 3 investments. The following is a summary of the carrying and market values of the company's marketable securities as of the respective dates.

	February 27, 2016
(In millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value
Government obligations	0.4	—	—	0.4
Mutual funds	6.9	$—	$—	$6.9
Total	$7.3	$—	$—	$7.3

	May 30, 2015
(In millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value
Asset-backed securities	$0.2	$—	$—	$0.2
Corporate securities	0.6	—	—	0.6
Government obligations	4.4	—	—	4.4
Mortgage-backed securities	0.5	—	—	0.5
Total	$5.7	$—	$—	$5.7

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

Maturities of debt securities included in marketable securities as of February 27, 2016, are as follows:

(In millions)	Cost	Fair Value
Due within one year	$0.4	$0.4
Total	$0.4	$0.4

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

(In millions)	Three Months Ended		Nine Months Ended
	February 27, 2016	February 28, 2015	February 27, 2016	February 28, 2015
Accrual Balance — beginning	$40.6	$38.5	$39.3	$37.7
Accrual for product-related matters	5.7	5.4	17.9	18.1
Settlements and adjustments	(4.7)	(5.3)	(15.6)	(17.2)
Accrual Balance — ending	$41.6	$38.6	$41.6	$38.6

Guarantees
The company is periodically required to provide performance bonds to do business with certain customers. These arrangements are common and generally have terms ranging between one and three years. The bonds are required to provide assurance to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies; however, the company is ultimately liable for claims that may occur against them. As of February 27, 2016, the company had a maximum financial exposure related to performance bonds totaling approximately $7.5 million. The company has no history of claims, nor is it aware of circumstances that would require it to pay, under any of these arrangements. The company also believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company's financial statements. Accordingly, no liability has been recorded in respect to these bonds as of either February 27, 2016 or May 30, 2015.

The company has entered into standby letter of credit arrangements for purposes of protecting various insurance companies and lessors against default on insurance premium and lease payments. As of February 27, 2016, the company had a maximum financial exposure from these standby letters of credit totaling approximately $8.8 million, all of which is considered usage against the company's revolving credit facility. The company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements, and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company's financial statements. Accordingly, no liability has been recorded in respect of these arrangements as of February 27, 2016 and May 30, 2015.

Contingencies
The company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the company's consolidated financial statements.

13. Debt

Long-term debt as of February 27, 2016 and May 30, 2015 consisted of the following obligations:

(In millions)	February 27, 2016	May 30, 2015
Series B senior notes, due January 3, 2018	$149.8	$149.8
Debt securities, due March 1, 2021	50.0	50.0
Syndicated revolving line of credit, due July 2019	40.4	90.0
Total	$240.2	$289.8

On July 21, 2014, the company entered into a third amendment and restatement of its syndicated revolving line of credit, which provides the company with up to $250 million in revolving variable interest borrowing capacity and includes an "accordion feature" allowing the company to increase, at its option and subject to the approval of the participating banks, the aggregate borrowing capacity of the facility by $125 million. The facility expires in July 2019 and outstanding borrowings bear interest at rates based on the prime rate, federal funds rate, LIBOR, or negotiated rates as outlined in the agreement. Interest is payable periodically throughout the period if borrowings are outstanding. As of February 27, 2016, the total debt outstanding related to borrowings under this facility was $40.4 million. These borrowings are included within Long-term debt in the Condensed Consolidated Balance Sheet. As of February 27, 2016, the total usage against the facility was $49.2 million, of which $8.8 million related to outstanding letters of credit. As of May 30, 2015, total usage against this facility was $98.3 million, $8.3 million of which related to outstanding letters of credit.

14. Accumulated Other Comprehensive Loss

The following table provides an analysis of the changes in accumulated other comprehensive loss for the nine months ended February 27, 2016 and February 28, 2015:

	Nine Months Ended
(In millions)	February 27, 2016	February 28, 2015
Cumulative translation adjustments at beginning of period	$(20.8)	$(11.1)
Translation adjustments	(10.5)	(9.5)
Balance at end of period	(31.3)	(20.6)
Pension and other post-retirement benefit plans at beginning of period	(35.4)	(26.8)
Reclassification to earnings - operating expenses (net of tax $(0.6), $(0.3))	2.0	1.2
Balance at end of period	(33.4)	(25.6)
Total accumulated other comprehensive loss	$(64.7)	$(46.2)

15. Restructuring Activities

During the third quarter of fiscal 2015 the company announced restructuring actions involving targeted workforce reductions within the North American segment. These actions resulted in the recognition of restructuring expenses related to severance and outplacement costs totaling $1.9 million during the quarter.

16. Redeemable Noncontrolling Interests

Redeemable noncontrolling interests are reported on the Consolidated Balance Sheets in mezzanine equity in “Redeemable noncontrolling interests.” The company recognizes changes to the redemption value of redeemable noncontrolling interests as they occur and adjusts the carrying value to equal the redemption value at the end of each reporting period. The redemption amounts have been estimated based on the fair value of the subsidiary, determined based on a weighting of the discounted cash flow and market methods. This represents a level 3 fair value measurement.

Changes in the company’s Redeemable noncontrolling interests for the nine months ended February 27, 2016 and February 28, 2015 are as follows:

	Nine Months Ended
(In millions)	February 27, 2016	February 28, 2015
Beginning Balance	$30.4	$—
Increase due to business combination	—	25.7
Net income attributable to redeemable noncontrolling interests	0.5	0.2
Exercised options	—	0.7
Redemption value adjustment	(3.4)	—
Other adjustments	0.1	0.9
Ending Balance	$27.6	$27.5

17. Operating Segments

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

	Three Months Ended		Nine Months Ended
(In millions)	February 27, 2016	February 28, 2015	February 27, 2016	February 28, 2015
Net Sales:
North American Furniture Solutions	$312.7	$296.0	$998.9	$932.4
ELA Furniture Solutions	98.9	97.3	302.1	307.0
Specialty	54.7	50.5	170.2	160.5
Consumer	70.2	72.6	211.1	191.6
Corporate	—	—	—	—
Total	$536.5	$516.4	$1,682.3	$1,591.5

Operating Earnings (Loss):
North American Furniture Solutions	$30.6	$26.7	$112.8	$95.2
ELA Furniture Solutions	6.8	6.2	20.7	19.7
Specialty	3.4	1.9	11.9	7.6
Consumer	2.8	4.6	9.3	8.4
Corporate	0.7	(2.0)	0.2	(4.6)
Total	$44.3	$37.4	$154.9	$126.3

(In millions)	February 27, 2016	May 30, 2015
Total Assets:
North American Furniture Solutions	$502.4	$504.5
ELA Furniture Solutions	225.3	235.4
Specialty	149.6	151.6
Consumer	248.7	231.8
Corporate	62.6	69.4
Total	$1,188.6	$1,192.7

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
Three and Nine Months Ended February 27, 2016
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
Discussion of Current Business Conditions

During the third quarter of fiscal 2016, we demonstrated further success toward our mission of providing inspiring designs across our multi-channel distribution network. This success was evidenced by growth in revenue and profitability. Net sales increased to $536.5 million, a 4 percent increase as compared to the prior year. The growth in net sales, combined with continued gross margin expansion and controlled operating expenses, drove earnings growth, as operating earnings increased 18 percent and diluted earnings per share increased from $0.35 to $0.46 as compared to the same period last year.

The North American segment contributed significantly to our growth in net sales and orders this quarter. Net sales for the segment grew at a rate of 6 percent and orders increased by 5 percent, as compared to the same period in the prior year. Excluding the impact of foreign currency translation, net sales growth in the quarter was 7 percent and orders increased by more than 6 percent relative to the same quarter a year ago. We believe this improvement demonstrates the impact of our investments over the past year in new products, refreshed showrooms and a solutions-based selling approach that provides our customers designs to solve real problems.

Foreign currency translation and growing economic uncertainty within Europe and the Middle East had a negative impact on the ELA segment, which reported a 2 percent increase in net sales as compared to the prior year and a 6 percent decrease in orders. On a constant currency basis, net sales for ELA increased 7 percent and orders decreased 1 percent relative to the same quarter a year ago. Despite the pressure of foreign currency translation, the ELA segment continues to pursue growth through investment in new products under both the Herman Miller and POSH brand names.

Our Specialty segment continued to gain momentum in the current quarter as it reported growth in net sales and operating earnings as compared to the same period of the prior year. Net sales growth of 8 percent within the Specialty segment was broad-based across the three Specialty brands - Geiger, Maharam and the Herman Miller Collection. We believe the growth within this segment is evidence of the ability of these brands to connect to architect and design specifiers and expand our market opportunities.

The Consumer segment posted year-over-year decreases in both orders (1 percent) and net sales (3 percent) as compared to the prior year. These changes continued to be driven by the factors discussed in the prior quarter. These factors included a temporary reduction in the number of DWR studios resulting from its strategy of converting from small legacy locations to newer, larger-format store footprints. Additionally, this segment was again negatively impacted by continued softness within the company's legacy retail distribution channel following actions taken last fiscal year to reduce the number of independent retail distributors.

Moving forward, we plan to expand DWR studio square footage through incremental new locations and market re-positioning of existing locations. During the third quarter of fiscal 2016 we increased marketing expenses within the Consumer segment by approximately $2.0 million. A portion of this spending went toward the creation of the first DWR Trade Sourcebook, a resource that makes it easier to serve the trade audience of residential designers with DWR products. We believe the value drivers within the Consumer segment remain intact to drive future growth. These drivers include the transition of DWR studios to larger, more efficient formats, and increasing the breadth of the product portfolio, particularly in the area of exclusive product designs.

Capital expenditures totaled $55.2 million for the nine months ended February 27, 2016, an increase of $12.0 million compared to the first nine months of fiscal 2015. The increase was mostly attributable to the construction of our new consolidated manufacturing and distribution facility in the United Kingdom. We anticipate our full year capital spending to be approximately $70.0 million.

The economic backdrop of our business was mixed globally. North America continued to benefit from strong employment, encouraging construction and architectural billings data, as well as low commodity costs. Outside of North America, we are closely monitoring commodity-driven economies that are currently (or are expected to experience) slower growth in the future. In addition, growing uncertainty over the potential impact of a United Kingdom exit from the European Union is an area of concern for our business in that important market.

The remaining sections within Item 2 include additional analysis of our three and nine months ended February 27, 2016, including discussion of significant variances compared to the prior year periods.

Reconciliation of Non-GAAP Financial Measures

This report contains references to Organic net sales, Adjusted operating earnings, Adjusted EBITDA, and Adjusted earnings per share – diluted, all of which are non-GAAP financial measures (referred to collectively as the "Adjusted financial measures"). The adjusted financial measures are calculated by excluding from Sales, Operating earnings, and Earnings per share – diluted items that we believe are not indicative of our ongoing operating performance. Such items consist of the following:

•	Expenses associated with acquisition-related inventory adjustments

•	Transaction expenses associated with recent acquisitions

•	Expenses associated with restructuring actions taken to adjust our cost structure to the current business climate

•	Impact of foreign currency translation on net sales

•	Impact of acquisitions on net sales

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
The following table reconciles Net sales to Organic net sales for the periods and reportable operating segments indicated.

	Three Months Ended					Three Months Ended
	2/27/16					2/28/15
	North America	ELA	Specialty	Consumer	Total	North America	ELA	Specialty	Consumer	Total
Net Sales, as reported	$312.7	$98.9	$54.7	$70.2	$536.5	$296.0	$97.3	$50.5	$72.6	$516.4
% change from PY	5.6%	1.6%	8.3%	(3.3)%	3.9%

Currency Translation Effects (1)	2.7	5.2	0.1	0.2	8.2	—	—	—	—	—
Organic net sales	$315.4	$104.1	$54.8	$70.4	$544.7	$296.0	$97.3	$50.5	$72.6	$516.4
% change from PY	6.6%	7.0%	8.5%	(3.0)%	5.5%

	Nine Months Ended					Nine Months Ended
	2/27/16					2/28/15
	North America	ELA	Specialty	Consumer	Total	North America	ELA	Specialty	Consumer	Total
Net Sales, as reported	$998.9	$302.1	$170.2	$211.1	$1,682.3	$932.4	$307.0	$160.5	$191.6	$1,591.5
% change from PY	7.1%	(1.6)%	6.0%	10.2%	5.7%

Currency Translation Effects (1)	11.4	24.4	0.5	0.7	37.0	—	—	—	—	—
Acquisition	—	—	—	(30.2)	(30.2)	—	—	—	—	—
Organic net sales	$1,010.3	$326.5	$170.7	$181.6	$1,689.1	$932.4	$307.0	$160.5	$191.6	$1,591.5
% change from PY	8.4%	6.4%	6.4%	(5.2)%	6.1%
(1) Currency translation effects represent the estimated net impact of translating current period sales and orders using the average exchange rates applicable to the comparable prior year period

The following table reconciles Operating earnings to Adjusted operating earnings and Adjusted EBITDA for the periods indicated.

	Three Months Ended		Nine Months Ended
(Dollars in millions)	February 27, 2016	February 28, 2015	February 27, 2016	February 28, 2015
Operating earnings	$44.3	$37.4	$154.9	$126.3
Percentage of net sales	8.3%	7.2%	9.2%	7.9%
Add: Restructuring expenses	—	1.9	—	1.9
Add: Acquisition-related inventory adjustments	—	—	—	7.8
Add: Acquisition expenses	—	—	—	2.2
Adjusted operating earnings	$44.3	$39.3	$154.9	$138.2
Percentage of net sales	8.3%	7.6%	9.2%	8.7%
Other income (expense), net	(0.6)	(1.0)	(0.7)	(1.1)
Add: Depreciation and amortization	12.3	13.4	39.9	38.6
Adjusted EBITDA	$56.0	$51.7	$194.1	$175.7
Percentage of net sales	10.4%	10.0%	11.5%	11.0%

The following table reconciles Earnings per share – diluted to Adjusted earnings per share – diluted for the periods indicated.

	Three Months Ended		Nine Months Ended
	February 27, 2016	February 28, 2015	February 27, 2016	February 28, 2015
Earnings (loss) per share – diluted	$0.46	$0.35	$1.59	$1.23
Add: Restructuring and impairment expenses	—	0.02	—	0.02
Add: Acquisition-related inventory adjustments	—	—	—	0.08
Add: Acquisition expenses	—	—	—	0.02
Adjusted earnings per share – diluted	$0.46	$0.37	$1.59	$1.35

Analysis of Third Quarter Results

The following table presents certain key highlights from the results of operations for the periods indicated.

(In millions, except per share data)	Three Months Ended			Nine Months Ended
	February 27, 2016	February 28, 2015	Percent Change	February 27, 2016	February 28, 2015	Percent Change
Net sales	$536.5	$516.4	3.9%	$1,682.3	$1,591.5	5.7%
Cost of sales	328.7	325.9	0.9%	1,033.3	1,009.7	2.3%
Gross margin	207.8	190.5	9.1%	649.0	581.8	11.6%
Operating expenses	163.5	151.2	8.1%	494.1	453.6	8.9%
Restructuring and impairment expenses	—	1.9	n/a	—	1.9	n/a
Total operating expenses	163.5	153.1	6.8%	494.1	455.5	8.5%
Operating earnings	44.3	37.4	18.4%	154.9	126.3	22.6%
Other expenses, net	4.4	5.4	(18.5)%	12.3	14.8	(16.9)%
Earnings before income taxes and equity income	39.9	32.0	24.7%	142.6	111.5	27.9%
Income tax expense	11.9	10.8	10.2%	46.1	37.3	23.6%
Equity earnings from nonconsolidated affiliates, net of tax	0.2	—	n/a	0.4	0.1	300.0%
Net earnings	$28.2	$21.2	33.0%	$96.9	$74.3	30.4%
Net earnings attributable to noncontrolling interests	0.3	0.2	50.0%	0.8	0.2	300.0%
Net earnings attributable to Herman Miller, Inc.	$27.9	$21.0	32.9%	$96.1	$74.1	29.7%

Earnings per share — diluted	$0.46	$0.35	31.4%	$1.59	$1.23	29.3%
Orders	$508.8	$500.5	1.7%	$1,673.5	$1,589.6	5.3%
Backlog	$313.3	$316.6	(1.0)%

The following table presents, for the periods indicated, select components of the company's Condensed Consolidated Statements of Comprehensive Income as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	February 27, 2016	February 28, 2015	February 27, 2016	February 28, 2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.3	63.1	61.4	63.4
Gross margin	38.7	36.9	38.6	36.6
Operating expenses	30.5	29.3	29.4	28.5
Restructuring and impairment expenses	—	0.4	—	0.1
Total operating expenses	30.5	29.6	29.4	28.6
Operating earnings	8.3	7.2	9.2	7.9
Other expenses, net	0.8	1.0	0.7	0.9
Earnings before income taxes and equity income	7.4	6.2	8.5	7.0
Income tax expense	2.2	2.1	2.7	2.3
Equity earnings from nonconsolidated affiliates, net of tax	—	—	—	—
Net earnings	5.3	4.1	5.8	4.7
Net earnings attributable to noncontrolling interests	0.1	—	—	—
Net earnings attributable to Herman Miller, Inc.	5.2	4.1	5.7	4.7

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

For the three month period ended February 27, 2016, the company's domestic United States shipments, as defined by BIFMA, increased by 6.7 percent while the company's domestic orders increased 6.3 percent year-over-year. BIFMA reported an estimated year-over-year decrease in shipments of 0.6 percent and a decrease in orders of 2.2 percent for the comparable period.

Performance versus the Consumer Furnishings Sector

We also monitor trade statistics reported by the U.S. Census Bureau, which reports monthly retail sales growth data across a number of retail categories, including Furniture and Home Furnishing Stores. This information provides a relative comparison to our Consumer reportable segment, but is not intended to be an exact comparison. The average monthly year-over-year growth rate in sales for the Furniture and Home Furnishing Stores category for the three month period ended February 29, 2016 was approximately 4.4 percent. By comparison, net sales declined by approximately 3.3 percent in our Consumer segment for the three months ended February 27, 2016. Year-over-year comparisons of net sales within the Consumer segment were negatively impacted this quarter by the factors discussed within the Discussion of Current Business Conditions above.

Consolidated Sales

The following charts present graphically the primary drivers of the year-over-year change in net sales for the three and nine-months ended February 27, 2016. The amounts presented in the bar graphs are expressed in millions and have been rounded to eliminate decimals.
Consolidated net sales increased $20.1 million or 3.9 percent for the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015. The following items led to the change:

•
Increased sales volumes within the North American segment of approximately $19.4 million, which were driven by a combination of general market growth and company-specific actions taken to improve selling capacity, launch innovative products and refresh showrooms.

•
Increased sales volumes within the ELA segment of $6.8 million were driven by increases within the Asia, EMEA and Latin America regions. The largest increases were due to larger project activity in Australia, the Middle East and Mexico.

•	Foreign currency translation had a negative impact on net sales of $8.2 million.

Consolidated net sales increased $90.8 million or 5.7 percent in the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015. The following items led to the change:

•	Increased sales volume within the North American segment of approximately $76.5 million, which was driven by the actions discussed for the three month period above.

•
The decline in sales volume for the Consumer segment was driven by the factors included within the Discussion of Current Business Conditions, offset by incremental sales volume related to the acquisition of DWR, which increased sales by $30.2 million.

•	Increased sales volume within the ELA segment of $20.1 million was driven primarily by increases within Asia and Latin America (principally Mexico).

•	Foreign currency translation had a negative impact on net sales of $37.0 million.

•	Price increases, net of incremental discounting, had a positive impact on net sales of $3.0 million.
*Non-GAAP Financial Measure

Consolidated Gross Margin

Consolidated gross margin was 38.7 percent and 38.6 percent for the three and nine month periods ending February 27, 2016 as compared to 36.9 percent and 36.6 percent for the three and nine month periods of the prior year, respectively. The following factors summarize the major drivers of the year-over-year change in gross margin percentage for the three and nine month periods:

•
Lower commodity costs within the North American segment within the current fiscal year drove a favorable year-over-year margin impact of approximately 110 basis points in the three month period. For the nine month comparative period, we estimate this impact to be closer to 90 basis points.

•
An increase in incentive compensation expenses reduced our consolidated gross margin by approximately 70 and 50 basis points relative to the three and nine-month comparative periods of last fiscal year, respectively.

•
A decrease in freight expenses, due primarily to lower fuel costs and improved leverage of fixed product distribution costs, drove a favorable impact to gross margin of approximately 50 basis points for both the three and nine month comparative periods.

•
Inventory-related purchase accounting adjustments related to the acquisition of DWR unfavorably impacted gross margin in the prior year by approximately 50 basis points for the nine month comparative period.

•
We estimate that relative changes in foreign currency exchange rates had a negative impact on our consolidated gross margin of approximately 20 and 40 basis points relative to the three and nine-month comparative periods of last fiscal year, respectively.

•
Other factors providing a favorable impact to gross margin during the three and nine month comparative periods of the current year included production volume leverage at the company's West Michigan manufacturing facilities, channel mix within the Consumer segment, and improved operating efficiencies at certain international and domestic subsidiaries.

Operating Expenses and Operating Earnings

The following charts present graphically the primary drivers of the year-over-year change in operating expenses for the three and nine-months ended February 27, 2016. The amounts presented in the bar graphs are expressed in millions and have been rounded to eliminate decimals.
Consolidated operating expenses increased $10.4 million or 6.8 percent and $38.6 million or 8.5 percent in the third quarter and first nine months of fiscal 2016, respectively, compared to the prior year periods. The following factors contributed to the changes:

•
Employee incentive costs increased by $5.3 million and $12.8 million for the three and nine month comparative periods. The increases reflect higher incentive compensation costs that are tied to increased earnings for the comparative periods.

•
Marketing and selling expenses increased $7.9 million and $10.5 million during the three and nine month comparative periods. The increases resulted from new marketing initiatives, particularly within the Consumer segment, as well as increases in selling capacity and sales growth during the comparative periods.

•	Design and research expenses increased by $1.8 million and $4.9 million during the three and nine month comparative periods. The increase resulted from investments in product development initiatives.

•	The impact of foreign currency translation decreased operating expenses by $2.3 million and $8.8 million for the three and nine month comparative periods.

•
The acquisition of DWR increased operating expenses by $11.5 million for the nine month comparative period. As clarification, we completed the acquisition of DWR on July 28, 2014. As such, our results in the first quarter of fiscal 2015 reflected only one month of DWR operating expenses.

•
The remaining year-over-year operating expense change for the nine month comparative period relates to various contributing factors, including but not limited to higher costs for information technology initiatives, wage and benefit inflation, and general variability with higher net sales.

Operating earnings for the three and nine month periods ended February 27, 2016 were $44.3 million or 8.3 percent of sales and $154.9 million or 9.2 percent of sales, respectively. This compares to $37.4 million or 7.2 percent of sales and $126.3 million or 7.9 percent of sales for the respective periods during the last fiscal year.

Other Income/Expense and Income Taxes

Other expense for the third quarter of fiscal 2016 decreased $1.0 million compared to the same quarter in fiscal 2015. Other expense of $12.3 million in the first nine months of fiscal 2016 decreased $2.5 million compared to the same period in the prior year. The decrease in other expenses for both the three and nine month comparative periods was due primarily to a reduction in interest expense related to a decrease in long term debt. The reduction in long term debt resulted from both the repayment of borrowings on the revolving line of credit from the fiscal 2015 periods to the fiscal 2016 periods as well as the maturity of $50 million in senior notes during the third quarter of fiscal 2015. These notes were refinanced at a reduced rate of interest using the company’s revolving line of credit in January 2015.

The effective tax rates for the three month periods ended February 27, 2016 and February 28, 2015 were 29.8 percent and 33.6 percent, respectively. The effective tax rates for the nine month periods ended February 27, 2016 and February 28, 2015 were 32.3 percent and 33.5 percent, respectively. The company's United States federal statutory rate is 35 percent. The decrease in the effective tax rate for the three month period ended February 27, 2016 was a result of the Protecting Americans from Tax Hikes (PATH) Act of 2015, which resulted in a permanent extension of the research and development credit, which had expired on December 31, 2014. The effective tax rates for the three and nine month periods ended February 27, 2016 and February 28, 2015 were lower than the United Statutory rate due to the research and development credit, the manufacturing deduction under the American Jobs Creation Act of 2004 (“AJCA”) and the mix of earnings in taxing jurisdictions that have rates that are lower than the United States statutory rate.

Reportable Operating Segment Results
Three and Nine Months Ended February 27, 2016
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

The charts below present the relative mix of net sales across each of the company's reportable segments during the three and nine month periods ended February 27, 2016. This is followed by a discussion of the company's results, by reportable segment.

North American Furniture Solutions ("North America")

Three Months Ended February 27, 2016
Net sales totaled $312.7 million for the third quarter of fiscal 2016, an increase of 5.6 percent from the third quarter of fiscal 2015. Orders totaled $296.3 million an increase of 5.0 percent from the same period in the prior year. Operating earnings for the third quarter of fiscal 2016 were $30.6 million or 9.8 percent of sales as compared to $26.7 million or 9.0 percent of sales in the third quarter of fiscal 2015.

•
Sales volumes within the North American segment increased by $19.4 million. This was driven by a combination of general market growth and company-specific actions taken to improve selling capacity, launch innovative products, and refresh showrooms.

•	The impact of foreign currency translation decreased net sales by approximately $2.7 million.

•	The increase in operating earnings was driven primarily by a decrease in commodity and freight costs and improved production volume leverage.

•	Higher incentive compensation expenses had an unfavorable impact on operating earnings of $7.7 million.

•	The impact of foreign currency translation had an unfavorable impact on operating earnings of approximately $1.7 million.

Nine Months Ended February 27, 2016
Net sales totaled $998.9 million for the first nine months of fiscal 2016, an increase of 7.1 percent from the same period of the prior year. Orders totaled $977.4 million, an increase of 6.9 percent from the same period in the prior year. Operating earnings for the first nine months of fiscal 2016 were $112.8 million or 11.3 percent of sales as compared to $95.2 million or 10.2 percent of sales in same period of the prior year.

•	Sales volumes increased within the North American segment by $76.5 million. This was driven by the same factors cited above for the three-months ended February 27, 2016.

•	Price increases, net of incremental discounting, drove an increase in net sales of approximately $1.4 million.

•	The impact of foreign currency translation decreased net sales by approximately $11.4 million.

•	The increase in operating earnings was driven primarily by increased production volume leverage, a decrease in commodity costs, and improved operational efficiency.

•	The impact of foreign currency translation had an unfavorable impact on operating earnings of approximately $6.5 million.

•	Higher incentive compensation expenses had an unfavorable impact on operating earnings of $17.4 million.

ELA Furniture Solutions ("ELA")

Three Months Ended February 27, 2016
Net sales totaled $98.9 million for the third quarter of fiscal 2016, an increase of 1.6 percent from the third quarter of fiscal 2015. Orders totaled $94.5 million, a decrease of 5.5 percent from the same period in the prior year. Operating earnings for the third quarter of fiscal 2016 were $6.8 million or 6.9 percent of sales as compared to $6.2 million or 6.4 percent of sales in the third quarter of fiscal 2015.

•	An increase in sales volumes within Australia, the Middle East, Mexico and China drove an increase in net sales of approximately $11.6 million.

•	This increase was partially offset by a decrease in sales volumes within the remaining parts of Latin America, Europe and India, which decreased net sales by approximately $6.2 million.

•	The impact of foreign currency translation decreased net sales by approximately $5.2 million.

•	Foreign currency translation provided an unfavorable impact on operating earnings of approximately $0.7 million.

•	Improved manufacturing efficiency as well as decreased material and freight costs provided a favorable impact on operating earnings.

Nine Months Ended February 27, 2016
Net sales totaled $302.1 million for the first nine months of fiscal 2016, representing a decrease of 1.6 percent from the same period last fiscal year. Orders during this period totaled $315.4 million, a decrease of 2.7 percent from the year ago period. Operating earnings for the first nine months of fiscal 2016 were $20.7 million or 6.9 percent of sales as compared to $19.7 million or 6.4 percent of sales in same period of the prior year.

•	The impact of foreign currency translation decreased net sales by approximately $24.4 million.

•	Growth in sales volumes within the Asia and Latin America regions, primarily within Australia and Mexico, drove an increase in net sales of approximately $22.9 million.

•	This increase was offset by lower sales volumes within the EMEA region, which drove a decrease in net sales of approximately $3.4 million.

•	Foreign currency translation drove an unfavorable impact on operating earnings of approximately $8.0 million.

•	Factors such as improved manufacturing efficiency, decreased material costs, and a favorable shift in the mix of product into higher margin seating categories favorably impacted operating earnings.

Specialty

Three Months Ended February 27, 2016
Net sales totaled $54.7 million for the third quarter of fiscal 2016, an increase of 8.3 percent from the third quarter of fiscal 2015. Orders totaled $53.5 million, an increase of 0.6 percent from the same period in the prior year. Operating earnings for the third quarter of fiscal 2016 were $3.4 million or 6.2 percent of sales as compared to $1.9 million or 3.8 percent of sales in the third quarter of fiscal 2015.

•	Improved sales volumes drove an increase in net sales of $4.3 million, driven by increases within each of the Specialty segment brands - Geiger, Maharam and Herman Miller Collection.

•	Increased sales volumes, decreases in material costs and improved operational efficiencies had a favorable impact on operating earnings.

Nine Months Ended February 27, 2016
Net sales totaled $170.2 million for the first nine months of fiscal 2016, an increase of 6.0 percent from the same period of the prior year. Orders totaled $173.2 million, an increase of 5.9 percent from the same period in the prior year. Operating earnings for the first nine months of fiscal 2016 were $11.9 million or 7.0 percent of sales as compared to $7.6 million or 4.7 percent of sales in same period of the prior year.

•	Improved sales volumes drove an increase in net sales of $8.8 million, within each of the Specialty segment businesses - Geiger, Maharam and Herman Miller Collection.

•	Price increases, net of incremental discounting, drove an increase in sales of approximately $1.4 million.

•	Increased sales volumes and improved operational efficiencies had a favorable impact on operating earnings.

•	Higher incentive compensation expenses had an unfavorable impact on operating earnings of $1.5 million.

Consumer

Three Months Ended February 27, 2016
Net sales totaled $70.2 million for the third quarter of fiscal 2016, a decrease of 3.3 percent from the third quarter of fiscal 2015. Orders of $64.5 million decreased 0.8 percent from the same period in the prior year. Operating earnings for the third quarter of fiscal 2016 were $2.8 million or 4.0 percent of sales as compared to $4.6 million or 6.3 percent of sales in the third quarter of fiscal 2015.

•	The decrease in sales volumes of $2.2 million was driven by the factors discussed within the Discussion of Current Business Conditions above.

•	The decrease in operating earnings was driven by increased spending on marketing and selling activities as well as a decrease in sales volumes.

Nine Months Ended February 27, 2016
Net sales totaled $211.1 million for the first nine months of fiscal 2016, an increase of 10.2 percent from the same period of the prior year. Orders totaled $207.5 million, an increase of 10.6 percent from the same period in the prior year. Operating earnings for the first nine months of fiscal 2016 were $9.3 million or 4.4 percent of sales as compared to $8.4 million or 4.4 percent of sales in same period of the prior year.

•
The nine month period ended February 28, 2015 included 31 weeks of DWR operations (as the acquisition of DWR was completed on July 28, 2014). Accordingly, approximately $30.2 million of the year-over-year net sales increase for this segment is due to this inclusion of DWR operations for the full nine months of the current year.

•
Adjusted for the impact of this partial period consolidation in the first nine months of last fiscal year and the impact of foreign currency translation, net sales for the Consumer segment decreased $10.0 million. This was driven by the same factors cited within the Discussion of Current Business Conditions above.

•	Price increases, net of incremental discounting, increased net sales by approximately $0.8 million.

•
The increase in operating earnings was driven by several factors, the largest of which were 1) a favorable shift in product mix toward those with higher margins; 2) a $2.1 million favorable impact from foreign currency translation; and 3) acquisition-related inventory adjustments recorded in the prior year which had the effect of reducing operating earnings during the nine month period ending February 28, 2015.

Financial Condition, Liquidity and Capital Resources
Three and Nine Months Ended February 27, 2016
(in millions)

The table below presents certain key cash flow and capital highlights for the periods indicated.

(In millions)	Nine Months Ended
	February 27, 2016	February 28, 2015
Cash and cash equivalents, end of period	$55.3	$61.8
Marketable securities, end of period	7.3	6.4
Cash provided by operating activities	125.9	109.8
Cash used in investing activities	(58.0)	(200.5)
Cash (used in) provided by financing activities	(76.6)	50.7
Capital expenditures	(55.2)	(43.2)
Stock repurchased and retired	(8.7)	(3.3)
Common stock issued	6.7	7.2
Dividends paid	(26.0)	(24.9)
Interest-bearing debt, end of period	240.2	325.8
Available unsecured credit facility, end of period (1)	$200.8	$115.7
(1) Amounts shown are net of outstanding letters of credit of $8.8 million and $8.3 million as of February 27, 2016 and February 28, 2015, respectively, which are applied against availability under the company's unsecured credit facility.

Cash Flows - Operating Activities

Nine Month Period Ended February 27, 2016
Cash generated from operating activities was $125.9 million for the nine month period ended February 27, 2016, as compared to $109.8 million in the same period of the prior year. During the current nine month period, changes in working capital balances drove a use of cash totaling $26.1 million. The main factors driving this use of cash were an increase in inventory of $9.7 million, an increase in prepaid expenses of $10.2 million, and a decrease in accounts payable of $21.2 million. These factors more than offset drivers within working capital that increased cash, primarily an increase in accrued compensation and benefits of $22.2 million.

Nine Month Period Ended February 28, 2015
Changes in working capital during the first nine months of fiscal 2015 drove an outflow of cash totaling $10.4 million. The primary factors driving the outflow of cash from working capital were a decrease in trade accounts payable of $17.7 million, an increase in inventory of $7.3 million, an increase in prepaid expenses of $7.1 million and a decrease in taxes of $4.1 million. These factors more than offset drivers within working capital that increased cash, including a decrease in trade accounts receivable of $17.5 million and an increase in other accrued liabilities of $6.7 million.

Cash Flows - Investing Activities

Investing activities in the first nine months of fiscal 2016 resulted in a net cash outflow of $58.0 million as compared to a net cash outflow of $200.5 million in the same period of the prior year. The largest contributor to the change in cash used in investing activities as compared to the prior year was the acquisition of DWR during fiscal 2015, which resulted in a cash outflow of $154.0 million. Additionally, there was a cash outflow of $8.0 million during the third quarter of fiscal 2015 related to the short-term financing of a North American furniture dealership. During the fourth quarter of fiscal 2015 the dealership repaid the balance of the loan.

The company had cash outflows for the purchase of $55.2 million of capital assets in the first nine months of fiscal 2016 compared to $43.2 million during the first nine months of the prior year. At the end of the third quarter of fiscal 2016, there were outstanding commitments for capital purchases of $19.0 million compared to $12.4 million at the corresponding date in the prior year. The company expects full-year capital purchases to be approximately $70.0 million, which will be primarily related to investments in the company's facilities and equipment. This compares to full-year capital spending of $63.6 million in fiscal 2015.

Cash Flows - Financing Activities

Cash outflows from financing activities were $76.6 million for the first nine months of fiscal 2016 compared to cash inflows of $50.7 million during the same period of the prior year. Cash outflows from net repayments on our revolving credit facility were $49.7 million during the nine-month period of fiscal 2016. By comparison, cash inflows from net borrowings were $76.0 million during the same period of fiscal 2015. Cash outflows for dividend payments were $26.0 million and $24.9 million for the nine month periods of fiscal 2016 and fiscal 2015, respectively. Cash inflows for stock issuances related to employee benefit programs were $6.7 million and $7.2 million during the nine month periods of fiscal 2016 and fiscal 2015, respectively.

Sources of Liquidity

In addition to cash flows from operating activities, the company has access to liquidity through credit facilities, cash and cash equivalents, and short-term investments. These sources have been summarized below. For additional information, refer to Note 13 to the condensed consolidated financial statements.

(In millions)	February 27, 2016	February 28, 2015
Cash and cash equivalents	$55.3	$61.8
Marketable securities	7.3	6.4
Availability under syndicated revolving line of credit	$200.8	$115.7

At the end of the third quarter of fiscal 2016, the company had cash and cash equivalents of $55.3 million including $53.9 million of cash and cash equivalents held outside the United States. In addition, the company had marketable securities of $7.3 million held by one of its international subsidiaries. The subsidiary holding the company's marketable securities is taxed as a United States taxpayer at the company's election. Consequently, for tax purposes, all United States tax impacts for this subsidiary have been recorded.

The company has plans to repatriate a negligible amount of available earnings from its Luxembourg subsidiary during fiscal 2016. As a result of this repatriation, the company recorded a tax benefit of $1.1 million during fiscal 2016 related to the change in the company's assertion that the earnings from its Luxembourg subsidiary are permanently reinvested outside of the United States. Other than this, the company does not have plans to repatriate cash from foreign subsidiaries during fiscal 2016.

The company has $10.2 million of cash held outside of the United States for which United States taxes have been recorded. The company's intent is to permanently reinvest the remainder of the cash outside of the United States. The company's plans do not indicate a need to repatriate these balances to fund United States operations.

The company believes cash on hand, cash generated from operations, and borrowing capacity will provide adequate liquidity to fund near term and forseeable future business operations, capital needs, future dividends and share repurchases, subject to financing availability in the marketplace.

Contractual Obligations

Contractual obligations associated with ongoing business and financing activities will require cash payments in future periods. A table summarizing the amounts and estimated timing of these future cash payments as of May 30, 2015 was provided in the company's annual report on Form 10-K for the year ended May 30, 2015. There has been no material change in such obligations since that date.

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

Variable Interest Entities

On occasion, the company provides financial support to certain independent dealers in the form of term loans, lines of credit, and/or loan guarantees that may represent variable interests in such entities. As of February 27, 2016, the company was not considered to be the primary beneficiary of any such dealer relationships under FASB ASC Topic 810, Consolidation. Accordingly, the company is not required to consolidate the financial statements of any of these entities as of February 27, 2016.

Contingencies

See Note 12 to the condensed consolidated financial statements.

Critical Accounting Policies

The company strives to report financial results clearly and understandably. The company follows accounting principles generally accepted in the United States in preparing its consolidated financial statements, which require certain estimates and judgments that affect the financial position and results of operations for the company. The company continually reviews the accounting policies and financial information disclosures. A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the company's annual report on Form 10-K for the year ended May 30, 2015. During the first nine months of fiscal 2016, there were no material changes in the accounting policies and assumptions previously disclosed.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk
Three and Nine Months Ended February 27, 2016
(in millions)

The information concerning quantitative and qualitative disclosures about market risk contained in the company’s Annual Report on Form 10-K for its fiscal year ended May 30, 2015 has not changed. The nature of market risks from interest rates and commodity prices has not changed materially during the first nine months of fiscal 2016.

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

The principal foreign currencies in which the company conducts its business are the British pound sterling, European euro, Canadian dollar, Australian dollar, Japanese yen, Mexican peso, Brazilian real, Indian rupee, South African rand, Hong Kong dollar and Chinese renminbi. In the normal course of business, the company enters into contracts denominated in foreign currencies. Changes in the fair value of such contracts are reported in earnings in the period the value of the contract changes. The net gain or loss upon settlement and the change in fair value of outstanding contracts is recorded as a component of other expense (income), net.

Item 4: Controls and Procedures
Three and Nine Months Ended February 27, 2016

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the company's Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 27, 2016, and the company's Chief Executive Officer and Chief Financial officer have concluded that, as of that date, the company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended February 27, 2016, that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

Herman Miller, Inc.
Part II - Other Information
Three and Nine Months Ended February 27, 2016

Item 1: Legal Proceedings

Referred to in Note 12 of the condensed consolidated financial statements.

Item 1A: Risk Factors

There have been no material changes in the company's risk factors from those set forth in the company's Annual Report on Form 10-K for the year ended May 30, 2015.

Item 2:     Unregistered Sales of Equity Securities
(A) Issuer Purchases of Equity Securities

The following is a summary of share repurchase activity during the quarter ended February 27, 2016.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (in millions)
11/29/15 - 12/26/15	109,143	$29.21	109,143	$139,614,089
12/27/15 - 1/23/16	41,968	$27.15	41,968	$138,474,780
1/24/16 - 2/27/16	24,796	$24.84	24,796	$137,858,938
Total	175,907		175,907

No repurchase plans expired or were terminated during the third quarter of fiscal 2016, nor do any plans exist under which the company does not intend to make further purchases.

During the period covered by this report, the company did not sell any of its equity securities that were not registered under the Securities Act of 1933.

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

HERMAN MILLER, INC.

April 6, 2016	/s/ Brian C. Walker
Brian C. Walker
Chief Executive Officer
(Duly Authorized Signatory for Registrant)

April 6, 2016	/s/ Jeffrey M. Stutz
Jeffrey M. Stutz
Chief Financial Officer
(Duly Authorized Signatory for Registrant)