Form 10-K
period 2016-05-28
MILLER HERMAN INC
filed 2016-07-26
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[__]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended May 28, 2016	Commission File No. 001-15141
Herman Miller, Inc.
(Exact name of registrant as specified in its charter)

Michigan	38-0837640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

855 East Main Avenue
PO Box 302
Zeeland, Michigan	49464-0302
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (616) 654 3000
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $.20 Par Value (Title of Class)

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
Yes [__] No [ X ]
The aggregate market value of the voting stock held by “nonaffiliates” of the registrant (for this purpose only, the affiliates of the registrant have been assumed to be the executive officers and directors of the registrant and their associates) as of November 28, 2015, was $1,907,720,297 (based on $32.14 per share which was the closing sale price as reported by NASDAQ).
The number of shares outstanding of the registrant's common stock, as of July 21, 2016: Common stock, $.20 par value - 60,024,981 shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on October 10, 2016, are incorporated into Part III of this report.

This page intentionally left blank.

Herman Miller, Inc. Form 10-K

PART I

Item 1 Business

General Development of Business
Herman Miller's mission statement is Inspiring Designs to Help People Do Great Things. To this end, the company researches, designs, manufactures, and distributes interior furnishings for use in various environments including office, healthcare, educational, and residential settings, and provides related services that support organizations and individuals all over the world. Through research, the company seeks to define and clarify customer needs and problems existing in its markets and to design, through innovation where appropriate and feasible, products, systems, and services that serve as compelling solutions to such problems. The company's products are sold primarily through the following channels: Owned and independent contract furniture dealers, direct customer sales, owned and independent retailers, direct-mail catalogs, and the company's online stores.

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
Narrative Description of Business
The company's principal business consists of the research, design, manufacture, selling, and distribution of office furniture systems, seating products, other freestanding furniture elements, textiles, home furnishings and related services. Most of these systems and products are designed to be used together.

The company's ingenuity and design excellence create award-winning products and services, which has made us a leader in design and development of furniture, furniture systems, and textiles. This leadership is exemplified by the innovative concepts introduced by the company in its modular systems (including Canvas Office Landscape™®, Locale®, Metaform Portfolio™®, Public Office Landscape™®, Layout Studio®, Action Office®, Ethospace®, Arras®, and Resolve®). The company also offers a broad array of seating (including Embody®, Aeron®, Mirra2™, Setu®, Sayl®, Celle®, Equa®, and Ergon® office chairs), storage (including Meridian® and Tu™® products), wooden casegoods (including Geiger® products), freestanding furniture products (including Abak™®, Intent®, Sense™ and Envelop®), healthcare products (including Palisade™, Compass™®, Nala®, and other Nemschoff® products) the Thrive portfolio of ergonomic solutions, and the textiles of Maharam Fabric Corporation (Maharam).

The company also offers products for residential settings, including Eames®, Eames (lounge chair configuration)®, Eames (management chair configuration)®, Eames Soft Pad™, Nelson™ basic cabinet series, Nelson™ end table, Nelson™ lanterns, Nelson™ marshmallow sofa, Nelson™ miniature chests, Nelson™ platform bench, Nelson™ swag leg group, Nelson™ tray table, Bubble Lamps®, Airia™, Ardea®, Bumper™, Burdick Group™, Everywhere™ tables, Claw™, Caper®, Distil™, Envelope™, Formwork®, Full Round™, H Frame™, I Beam™, Landmark™, Logic Mini™, Logic Power Access Solutions™, Renew™, Rolled Arm™, Scissor™, Sled™, Soft Pad™, Swoop™, Tone™, Twist™, Ward Bennett™ and Wireframe™.

The company's products are marketed worldwide by its own sales staff, independent dealers and retailers, its owned dealer network, via its e-commerce website and through its owned retail studios. Salespeople work with dealers, the architecture and design community, and directly with end-users. Independent dealerships concentrate on the sale of Herman Miller products and some complementary product lines of other manufacturers. It is estimated that approximately 74 percent of the company's sales in the fiscal year ended May 28, 2016, were made to or through independent dealers. The remaining sales were made directly to end-users, including federal, state, and local governments, and several business organizations by the company's own sales staff, its owned dealer network, Design Within Reach ("DWR") retail studios or independent retailers.

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

Patents, Trademarks, Licenses, Etc.
The company has active utility patents on various components used in its products and active design patents. Many of the inventions covered by these patents also have been patented in a number of foreign countries. Various trademarks, including the name and stylized “Herman Miller” and the “Herman Miller Circled Symbolic M” trademark are registered in the United States and many foreign countries. The company does not believe that any material part of its business depends on the continued availability of any one or all of its patents or trademarks, or that its business would be materially adversely affected by the loss of any thereof, except fort the following trademarks: Herman Miller®, Herman Miller Circled Symbolic M®, Maharam®, Geiger®, Design Within Reach®, DWR®, Nemschoff®, Action Office®, Ethospace®, Aeron®, Mirra®, Embody®, Setu®, Sayl®, Eames®, PostureFit®, Meridian®, and Canvas Office Landscape®. It is estimated that the average remaining life of the company's patents and trademarks is approximately 5.5 years.

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

Customer Base
The company estimates that no single dealer accounted for more than 5 percent of the company's net sales in the fiscal year ended May 28, 2016. The company estimates that the largest single end-user customer, the U.S. federal government, accounted for $88 million, $97 million, and $102 million of the company's net sales in fiscal 2016, 2015, and 2014, respectively. This represents approximately 4 percent, 5 percent and 5 percent of the company's net sales in fiscal 2016, 2015, and 2014, respectively. The company's 10 largest customers accounted for approximately 18 percent, 20 percent, and 23 percent of net sales in fiscal 2016, 2015, and 2014, respectively.

Backlog of Unfilled Orders
As of May 28, 2016, the company's backlog of unfilled orders was $323.5 million. At May 30, 2015, the company's backlog totaled $322.2 million. The ending backlog of $323.5 million as of the end of fiscal 2016 included a decrease of approximately $14.0 million related to the divestiture of a dealership in Australia. It is expected that substantially all the orders forming the backlog at May 28, 2016, will be filled during the next fiscal year. Many orders received by the company are reflected in the backlog for only a short period while other orders specify delayed shipments and are carried in the backlog for up to one year. Accordingly, the amount of the backlog at any particular time does not necessarily indicate the level of net sales for a particular succeeding period.

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

The company also competes in the home furnishings industry, primarily against regional and national independent home furnishings retailers who market high-craft furniture to the interior design community. Similar to our office furniture product offerings, the company competes primarily on design, product and service quality, speed of delivery, and product pricing in this consumer market.

Research, Design, and Development

The company draws great competitive strength from its research, design, and development programs. Accordingly, the company believes that its research and design activities are of significant importance. Through research, the company seeks to define and clarify customers and the problems they are trying to solve. The company designs innovative products and services that address customer needs and solve their problems. The company uses both internal and independent research resources and independent design resources. Exclusive of royalty payments, the company spent approximately $62.4 million, $56.7 million, and $53.9 million on research and development activities in fiscal 2016, 2015, and 2014, respectively. Generally, royalties are paid to designers of the company's products as the products are sold and are included in the Design and research line item within the Consolidated Statements of Comprehensive Income.

Environmental Matters
For over 50 years, respecting the environment has been more than good business practice for us — it is the right thing to do. Our 10-year sustainability strategy — Earthright — begins with three principles: positive transparency, products as living things, and becoming greener together. Our goals are focused around the smart use of resources, eco-inspired design, and becoming community driven. Based on current facts known to management, the company does not believe that existing environmental laws and regulations have had or will have any material effect upon the capital expenditures, earnings, or competitive position of the company. However, there can be no assurance that environmental legislation and technology in this area will not result in or require material capital expenditures or additional costs to our manufacturing process.

Human Resources
The company considers its employees to be another of its major competitive strengths. The company stresses individual employee participation and incentives, believing that this emphasis has helped attract and retain a competent and motivated workforce. The company's human resources group provides employee recruitment, education and development, as well as compensation planning and counseling. Additionally, there have been no work stoppages or labor disputes in the company's history. Approximately 15.6 percent of the company's employees are covered by collective bargaining agreements, most of whom are employees of its Nemschoff, Herman Miller Ningbo, and Herman Miller Dongguan subsidiaries.

As of May 28, 2016, the company had 7,607 employees, representing a 1.3 percent increase as compared with May 30, 2015. The increase in employees was driven principally by an increase in workforce within our West Michigan manufacturing facilities. In addition to its employee workforce, the company uses temporary labor to meet uneven demand in its manufacturing operations.

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

The company's products currently sold in international markets are manufactured by wholly owned subsidiaries in the United States, the United Kingdom, China and India. Sales are made through wholly owned subsidiaries or branches in Canada, France, Germany, Italy, Japan, Mexico, Australia, Singapore, China (including Hong Kong), India, Brazil and the Netherlands. The company's products are offered in the Middle East, Europe, South America, Africa, and Asia through dealers.

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

Available Information
The company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are made available free of charge through the “Investors” section of the company's internet website at www.hermanmiller.com, as soon as practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC). The company's filings with the SEC are also available for the public to read via the SEC's internet website at www.sec.gov.

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
The recent disruptions in the global economic and financial markets adversely impacted the broader financial and credit markets, at times reducing the availability of debt and equity capital for the market as a whole. Conditions such as these could re-emerge in the future. Accordingly, our ability to access the capital markets could be restricted at a time when we would like, or need, to access those markets, which could have an impact on our flexibility to react to changing economic and business conditions. The resulting lack of available credit, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition, results of operations, our ability to take advantage of market opportunities and our ability to obtain and manage our liquidity. In addition, the cost of debt financing and the proceeds of equity financing may be materially and adversely impacted by these market conditions. The extent of any impact would depend on several factors, including our operating cash flows, the duration of tight credit conditions and volatile equity markets, our credit capacity, the cost of financing, and other general economic and business conditions. Our credit agreements contain performance covenants, such as a limit on the ratio of debt to earnings before interest, taxes, depreciation and amortization, and limits on subsidiary debt and incurrence of liens. Although we believe none of these covenants are currently restrictive to our operations, our ability to meet the financial covenants can be affected by events beyond our control.

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

Future efforts to expand our business within developing economies, particularly within China and India, may expose us to the effects of political and economic instability. Such instability may impact our ability to compete for business. It may also put the availability and/or value of our capital investments within these regions at risk. These expansion efforts expose us to operating environments with complex, changing, and in some cases, inconsistently-applied legal and regulatory requirements. Developing knowledge and understanding of these requirements poses a significant challenge and failure to remain compliant with them could limit our ability to continue doing business in these locations.

Pursuing our strategic plan in new and adjacent markets, as well as within developing economies, will require us to find effective new channels of distribution. There is no assurance that we can develop or otherwise identify these channels of distribution.

The markets in which we operate are highly competitive and we may not be successful in winning new business.
We are one of several companies competing for new business within the furniture industry. Many of our competitors offer similar categories of products, including office seating, systems and freestanding office furniture, casegoods, storage, and residential and healthcare furniture solutions. We believe that our innovative product design, functionality, quality, depth of knowledge, and strong network of distribution partners differentiate us in the marketplace. However, increased market pricing pressure could make it difficult for us to win new business with certain customers and within certain market segments at acceptable profit margins.

The retail furnishings market is highly competitive. We compete with national and regional furniture retailers and department stores. In addition, we compete with mail order catalogs and online retailers focused on home furnishings. We compete with these and other retailers for customers, suitable retail locations, vendors, qualified employees, and management personnel. Some of our competitors have significantly greater financial, marketing and other resources than we possess. This may result in our competitors being quicker at the following: adapting to changes, devoting greater resources to the marketing and sale of their products, generating greater national brand recognition, or adopting more aggressive pricing and promotional policies. In addition, increased catalog mailings by our competitors may adversely affect response rates to our own catalog mailings. As a result, increased competition may adversely affect our future financial performance.

Adverse economic and industry conditions could have a negative impact on our business, results of operations, and financial condition.
Customer demand within the contract office furniture industry is affected by various macro-economic factors; general corporate profitability, white-collar employment levels, new office construction rates, and existing office vacancy rates are among the most influential factors. History has shown that declines in these measures can have an adverse effect on overall office furniture demand. Additionally, factors and changes specific to our industry, such as developments in technology, governmental standards and regulations, and health and safety issues can influence demand. There are current and future economic and industry conditions that could adversely affect our business, operating results, or financial condition.

Other macroeconomic developments, such as the United Kingdom referendum on European Union membership, recent recessions in Europe, the debt crisis in certain countries in the European Union, and the economic slow down in Asia could negatively affect the company's ability to conduct business in those geographies. The current political and economic uncertainty in the United Kingdom surrounding European Union membership and ongoing debt pressures in certain European countries could cause the value of the British Pound and/or the Euro to deteriorate, reducing the purchasing power of customers in these regions and potentially undermining the financial health of the company's suppliers and customers in other parts of the world. Financial difficulties experienced by the company's suppliers and customers, including distributors, could result in product delays and inventory issues; risks to accounts receivable could result in delays in collection and greater bad debt expense.

Our business presence outside the United States exposes us to certain risks that could negatively affect our results of operations and financial condition.
We have significant manufacturing and sales operations in the United Kingdom, which represents our largest marketplace outside the United States. We also have manufacturing operations in China and India. Additionally, our products are sold internationally through wholly-owned subsidiaries or branches in various countries including Canada, Mexico, Brazil, France, Germany, Italy, Netherlands, Japan, Australia, Singapore, China, Hong Kong, and India. In certain other regions of the world, our products are offered primarily through independent dealerships.

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

In some countries, the currencies in which we import and export products can differ. Fluctuations in the rate of exchange between these currencies could negatively impact our business and our financial performance. Additionally, tariff and import regulations, international tax policies and rates, and changes in U.S. and international monetary policies may have an adverse impact on results of operations and financial condition.

Risks and Costs Associated with Protecting the Integrity and Security of Our Systems and Confidential Information
We collect certain customer-specific data, including credit card information, in connection with orders placed through our e-commerce websites, direct-mail catalog marketing program, and DWR retail studios. For these sales channels to function and develop successfully, we and other parties involved in processing customer transactions must be able to transmit confidential information, including credit card information and other personal information regarding our customers, securely over public and private networks. Third parties may have or develop the technology or knowledge to breach, disable, disrupt or interfere with our systems or processes or those of our vendors. Although we take the security of our systems and the privacy of our customers’ confidential information seriously and we believe we take reasonable steps to protect the security and confidentiality of the information we collect, we cannot guarantee that our security measures will effectively prevent others from obtaining unauthorized access to our information and our customers’ information. The techniques used to obtain unauthorized access to systems change frequently and are not often recognized until after they have been launched.

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
The costs of certain manufacturing materials used in our operations are sensitive to shifts in commodity market prices. In particular, the costs of steel, plastic, aluminum components, and particleboard are sensitive to the market prices of commodities such as raw steel, aluminum, crude oil, lumber, and resins. Increases in the market prices of these commodities, such as what we began to experience toward the end of fiscal 2016 for steel, may have an adverse impact on our profitability if we are unable to offset them with strategic sourcing, continuous improvement initiatives or increased prices to our customers.

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

If dealers go out of business or restructure, we may suffer losses because they may not be able to pay for products already delivered to them. Also, dealers may experience financial difficulties, creating the need for outside financial support, which may not be easily obtained. In the past, we have, on occasion, agreed to provide direct financial assistance through term loans, lines of credit, and/or loan guarantees to certain dealers. Those activities increase our financial exposure.

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
Approximately 60% of the sales within our Consumer segment are transacted within our DWR retail studios. Additionally, we believe our retail studios have a direct influence on the volume of business transacted through other channels, including our consumer e-commerce and direct-mail catalog platforms, as many customers utilize these physical spaces to view and experience products prior to placing an order online or through the catalog call center. Our ability to open additional studios or close existing studios successfully will depend upon a number of factors beyond our control, including:

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

Item 1B Unresolved Staff Comments

None

Item 2 Properties

The company owns or leases facilities located throughout the United States and several foreign countries. The location, square footage, and use of the most significant facilities at May 28, 2016 were as follows:

Owned Locations	Square Footage	Use
Zeeland, Michigan	750,800	Manufacturing, Warehouse, Office
Spring Lake, Michigan	582,700	Manufacturing, Warehouse, Office
Holland, Michigan	357,400	Distribution
Holland, Michigan	293,100	Manufacturing, Office
Holland, Michigan	238,200	Office, Design
Dongguan, China	180,800	Manufacturing, Office
Sheboygan, Wisconsin	207,700	Manufacturing, Warehouse, Office
Melksham, United Kingdom	170,000	Manufacturing, Warehouse, Office
Hildebran, North Carolina	93,000	Manufacturing, Office

Leased Locations	Square Footage	Use
Hebron, Kentucky	316,800	Warehouse
Atlanta, Georgia	176,700	Manufacturing, Warehouse, Office
Bangalore, India	104,950	Manufacturing, Warehouse
Ningbo, China	94,700	Manufacturing, Warehouse, Office
Yaphank, New York	92,000	Warehouse, Office
New York City, New York	59,000	Office, Retail
Hong Kong, China	54,400	Warehouse
Bangalore, India	43,560	Warehouse, Distribution
Brooklyn, New York	39,400	Warehouse, Retail
Stamford, Connecticut	35,300	Office, Retail

As of May 28, 2016, the company leased 29 DWR retail studios that totaled approximately 250,000 square feet of selling space. The company also maintains administrative and sales offices and showrooms in various other locations throughout North America, Europe, Asia/Pacific, and Latin America. The company considers its existing facilities to be in good condition and adequate for its design, production, distribution, and selling requirements.

Item 3 Legal Proceedings

The company is involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the company’s consolidated operations, cash flows and financial condition.

Additional Item: Executive Officers of the Registrant

Certain information relating to Executive Officers of the company is as follows.

Name	Age	Year Elected an Executive Officer	Position with the Company
Brian C. Walker	54	1996	President and Chief Executive Officer
Andrew J. Lock	62	2003	Executive Vice President, President, International
Donald D. Goeman	59	2005	Executive Vice President, Research, Design & Development
Gregory J. Bylsma	51	2009	Executive Vice President, Chief Operating Officer Herman Miller North America (Work and Learning)
Steven C. Gane	61	2009	Senior Vice President, President, Geiger & Specialty/Consumer
Jeffrey M. Stutz	45	2009	Executive Vice President, Chief Financial Officer
B. Ben Watson	51	2010	Executive Creative Director
Michael F. Ramirez	51	2011	Senior Vice President, People, Places and Administration
Louise McDonald	61	2013	Executive Vice President, President, Healthcare
H. Timothy Lopez	45	2014	Senior Vice President, Legal Services, General Counsel and Secretary
Jeffrey L. Kurburski	50	2014	Vice President, Information Technology
John Edelman	49	2015	Executive Vice President and Chief Executive Officer, Design Within Reach, Inc.
John McPhee	53	2015	Executive Vice President and President, Design Within Reach, Inc.
Kevin Veltman	41	2015	Vice President, Investor Relations and Treasurer
Malisa Bryant	49	2015	Senior Vice President of Sales and Distribution, Herman Miller North America (Work and Learning)

Except as discussed below, each of the named officers has served the company in an executive capacity for more than five years.

Ms. Bryant joined the Company in 2013 as Vice President and General Manager of Focused Market Segments and most recently served as Vice President of North America Sales. Prior to joining the Company, she held several leadership roles within the industry, including Vice President of Customer Support, Vice President and General Manager of Strategic Accounts, and Vice President of Sales for Allsteel, in each case at HNI.

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

Item 4 Mine Safety Disclosures - Not applicable

PART II

Item 5 Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Share Price, Earnings, and Dividends Summary
Herman Miller, Inc. common stock is traded on the NASDAQ-Global Select Market System (Symbol: MLHR). As of July 21, 2016, there were approximately 20,000 record holders, including individual participants in security position listings, of the company's common stock.

Per Share and Unaudited	Market Price High (at close)	Market Price Low (at close)	Market Price Close	Earnings Per Share- Diluted	Dividends Declared Per Share
Year ended May 28, 2016:
First quarter	$30.50	$26.75	$26.99	$0.56	$0.1475
Second quarter	32.69	26.28	32.14	0.57	0.1475
Third quarter	32.11	22.92	26.29	0.46	0.1475
Fourth quarter	31.64	26.09	31.64	0.67	0.1475
Year	$32.69	$22.92	$31.64	$2.26	$0.5900
Year ended May 30, 2015:
First quarter	$32.26	$28.69	$29.72	$0.42	$0.1400
Second quarter	32.12	28.44	30.39	0.46	0.1400
Third quarter	31.89	27.69	30.97	0.35	0.1400
Fourth quarter	31.20	27.12	27.70	0.39	0.1400
Year	$32.26	$27.12	$27.70	$1.62	$0.5600

Dividends were declared and paid quarterly during fiscal 2016 and 2015 as approved by the Board of Directors. While it is anticipated that the company will continue to pay quarterly cash dividends, the amount and timing of such dividends is subject to the discretion of the Board depending on the company's future results of operations, financial condition, capital requirements, and other relevant factors.

Issuer Purchases of Equity Securities
The following is a summary of share repurchase activity during the fourth quarter ended May 28, 2016.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs (1)
2/28/16 - 3/26/16	2,513	26.29	2,513	$137,792,871
3/27/16 - 4/23/16	92,747	30.74	92,747	$134,941,923
4/24/16 - 5/28/16	85,088	30.51	85,088	$132,346,007
Total	180,348		180,348

(1) Amounts are as of the end of the period indicated

The company has a share repurchase plan authorized by the Board of Directors on September 28, 2007, which provided share repurchase authorization of $300,000,000 with no specified expiration date.

No repurchase plans expired or were terminated during the fourth quarter of fiscal 2016.

During the period covered by this report, the company did not sell any shares of common stock that were not registered under the Securities Act of 1933.

Stockholder Return Performance Graph
Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on the company's common stock with that of the cumulative total return of the Standard & Poor's 500 Stock Index and the NASD Non-Financial Index for the five-year period ended May 28, 2016. The graph assumes an investment of $100 on May 28, 2011 in the company's common stock, the Standard & Poor's 500 Stock Index and the NASD Non-Financial Index, with dividends reinvested.

	2011	2012	2013	2014	2015	2016
Herman Miller, Inc.	$100	$74	$118	$132	$118	$135
S&P 500 Index	$100	$96	$123	$145	$158	$158
NASD Non-Financial	$100	$99	$127	$157	$190	$188

Information required by this item is also contained in Item 12 of this report.

Item 6 Selected Financial Data

Review of Operations
(In millions, except key ratios and per share data)	2016	2015	2014	2013	2012
Operating Results
Net sales	$2,264.9	$2,142.2	$1,882.0	$1,774.9	$1,724.1
Gross margin	874.2	791.4	631.0	605.2	590.6
Selling, general, and administrative (8)	585.6	556.6	590.8	430.4	400.3
Design and research	77.1	71.4	65.9	59.9	52.7
Operating earnings (loss)	211.5	163.4	(25.7)	114.9	137.6
Earnings (loss) before income taxes	196.6	145.2	(43.4)	97.2	119.5
Net earnings (loss)	137.5	98.1	(22.1)	68.2	75.2
Cash flow from operating activities	210.4	167.7	90.1	136.5	90.1
Cash flow used in investing activities	(80.8)	(213.6)	(48.2)	(209.7)	(58.4)
Cash flow (used in) provided by financing activities	(106.5)	6.8	(22.4)	(16.0)	(1.6)
Depreciation and amortization	53.0	49.8	42.4	37.5	37.2
Capital expenditures	85.1	63.6	40.8	50.2	28.5
Common stock repurchased plus cash dividends paid	49.0	37.0	43.0	22.7	7.9

Key Ratios
Sales growth	5.7%	13.8%	6.0%	2.9%	4.5%
Gross margin (1)	38.6	36.9	33.5	34.1	34.3
Selling, general, and administrative (1) (8)	25.9	26.0	31.4	24.3	23.2
Design and research (1)	3.4	3.3	3.5	3.4	3.1
Operating earnings (1)	9.3	7.6	(1.4)	6.5	8.0
Net earnings growth (decline)	40.2	543.9	(132.4)	(9.3)	6.2
After-tax return on net sales (4)	6.1	4.6	(1.2)	3.8	4.4
After-tax return on average assets (5) (9)	11.3	9.0	(2.3)	7.6	9.0
After-tax return on average equity (6) (9)	29.1%	25.0%	(6.5)%	24.7%	34.4%

Share and Per Share Data
Earnings (loss) per share-diluted	$2.26	$1.62	$(0.37)	$1.16	$1.29
Cash dividends declared per share	0.59	0.56	0.53	0.43	0.09
Book value per share at year end (9) (10)	8.76	7.04	6.14	5.31	4.13
Market price per share at year end	31.64	27.70	31.27	28.11	17.87
Weighted average shares outstanding-diluted	60.5	60.1	59.0	58.8	58.5

Financial Condition
Total assets (9)	$1,235.2	$1,192.7	$995.6	$951.2	$843.8
Working capital (3) (9)	90.5	110.1	83.2	96.8	189.1
Current ratio (2) (9)	1.2	1.3	1.2	1.3	1.7
Interest-bearing debt and related swap agreements (11)	221.9	290.0	250.0	250.0	250.0
Stockholders' equity (9)	524.7	420.3	364.3	311.7	240.5
Total capital (7) (9)	746.6	710.3	614.3	561.7	490.5
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
(9) Due to an immaterial correction related to the accrual for product warranties, historical figures may have changed. Refer to Note 1 to the Consolidated Financial Statements for additional information regarding this change.
(10) Calculated as total stockholders' equity divided by common shares of stock outstanding.
(11) Amounts shown include the fair market value of the company’s interest rate swap arrangement(s). The net fair value of this/these arrangement(s) was/were $1.2 million at May 29, 2010, $2.4 million at May 30, 2009, $0.5 million at May 31, 2008, and $(1.8) million at June 2, 2007.

Review of Operations

(In millions, except key ratios and per share data)	2011	2010	2009	2008	2007
Operating Results
Net sales	$1,649.2	$1,318.8	$1,630.0	$2,012.1	$1,918.9
Gross margin	538.1	428.5	527.7	698.7	645.9
Selling, general, and administrative (8)	369.0	334.4	359.2	400.9	395.8
Design and research	45.8	40.5	45.7	51.2	52.0
Operating earnings	123.3	53.6	122.8	246.6	198.1
Earnings before income taxes	102.5	34.8	98.9	230.4	187.0
Net earnings	70.8	28.3	68.0	152.3	129.1
Cash flow from operating activities	89.0	98.7	91.7	213.6	137.7
Cash flow used in investing activities	(31.4)	(77.6)	(29.5)	(51.0)	(37.4)
Cash flow used in financing activities	(50.2)	(78.9)	(16.5)	(86.5)	(131.5)
Depreciation and amortization	39.1	42.6	41.7	43.2	41.2
Capital expenditures	30.5	22.3	25.3	40.5	41.3
Common stock repurchased plus cash dividends paid	6.0	5.7	19.5	287.9	185.6

Key Ratios
Sales growth (decline)	25.1%	(19.1)%	(19.0)%	4.9%	10.5%
Gross margin (1)	32.6	32.5	32.4	34.7	33.7
Selling, general, and administrative (1) (8)	22.4	25.4	22.0	19.9	20.6
Design and research (1)	2.8	3.1	2.8	2.5	2.7
Operating earnings (1)	7.5	4.1	7.5	12.3	10.3
Net earnings growth (decline)	150.2	(58.4)	(55.4)	18.0	30.1
After-tax return on net sales (4)	4.3	2.1	4.2	7.6	6.7
After-tax return on average assets (5) (9)	8.9	3.7	8.7	20.9	19.2
After-tax return on average equity (6) (9)	52.5%	78.1%	860.8%	186.4%	92.7%

Share and Per Share Data
Earnings per share-diluted	$1.06	$0.43	$1.25	$2.56	$1.98
Cash dividends declared per share	0.09	0.09	0.29	0.35	0.33
Book value per share at year end (9) (10)	3.42	1.27	—	0.28	2.35
Market price per share at year end	24.56	19.23	14.23	24.80	36.53
Weighted average shares outstanding-diluted	57.7	57.5	54.5	59.6	65.1

Financial Condition
Total assets (9)	$819.1	$775.3	$772.0	$787.9	$670.9
Working capital (3) (9)	193.4	69.2	155.2	170.2	87.7
Current ratio (2) (9)	1.7	1.2	1.5	1.5	1.3
Interest-bearing debt and related swap agreements (11)	250.0	301.2	377.4	375.5	176.2
Stockholders' equity (9)	197.2	72.3	0.2	15.6	147.8
Total capital (7) (9)	447.2	373.5	377.6	391.1	324.0

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the issues discussed in Management's Discussion and Analysis in conjunction with the company's Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in this Form 10-K.

Executive Overview

Herman Miller’s mission statement is Inspiring Designs to Help People Do Great Things. At present, most of our customers come to us for furnishing interior environments in corporate offices, healthcare settings, higher education institutions, and residential spaces. Our primary products include furniture systems, seating, storage, freestanding furniture, healthcare environment products, casegoods, textiles, and related technologies and services.

More than 100 years of innovative business practices and a commitment to social responsibility have established Herman Miller as a recognized global company. A past recipient of the Smithsonian Institution's Cooper Hewitt National Design Award, Herman Miller designs can be found in the permanent collections of museums worldwide. Herman Miller maintains its listing in the Dow Jones Sustainability World Index as well as the Human Rights Campaign Foundation’s top rating in its annual Corporate Equality Index. The company trades on the NASDAQ Global Select Market under the symbol MLHR.

Herman Miller's products are sold internationally through wholly-owned subsidiaries or branches in various countries including the United Kingdom, Canada, France, Germany, Italy, Japan, Mexico, Australia, Singapore, China, Hong Kong, India, Brazil and the Netherlands. The company's products are offered elsewhere in the world primarily through independent dealerships or joint ventures with customers in over 100 countries.

The company is globally positioned in terms of manufacturing operations. In the United States, manufacturing operations are located in Michigan, Georgia, Wisconsin, and North Carolina. In Europe, its manufacturing presence is located within the United Kingdom. Manufacturing operations in Asia include facilities located in Dongguan and Ningbo, China and a new manufacturing facility in India opened this year. The company manufactures products using a system of lean manufacturing techniques collectively referred to as the Herman Miller Performance System (HMPS). Herman Miller strives to maintain efficiencies and cost savings by minimizing the amount of inventory on hand. Accordingly, production is order-driven with direct materials and components purchased as needed to meet demand. The standard lead time for the majority of our products is 10 to 20 days. These factors result in a high rate of inventory turns related to our manufactured inventories.

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

•
Consumer — Includes the operations associated with the sale of modern design furnishings and accessories to third party retail distributors, as well as direct to consumer sales through e-commerce, direct mailing catalogs, and DWR studios.

The company also reports a corporate category consisting primarily of unallocated corporate expenses including restructuring, impairment, acquisition-related costs, and other unallocated corporate costs.

Core Strengths
The company relies on the following core strengths in delivering workplace solutions to customers.

•
Portfolio of Leading Brands - Herman Miller is a globally-recognized, authentic brand known for working with some of the most outstanding designers in the world. Within the industries in which the company operates, Herman Miller, DWR, Geiger, Maharam, POSH, Nemschoff and Colbrook Bosson Saunders ("CBS") are acknowledged as leading brands that inspire architects and designers to create their best design solutions. This portfolio has enabled Herman Miller to connect with new audiences, channels, geographies and product categories. Leveraging the company's brand equity across the lines of business is an important element of the company's business strategy.

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

•
Multi-Channel Reach - The company has built a unique, multi-channel distribution capability that it considers unique. Through contract furniture dealers, direct customer sales, retail studios, e-Commerce, catalogs and independent retailers, the company serves contract and residential customers across a range of channels and geographies.

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

At May 28, 2016, the company owned two contract furniture dealerships, one of which has operations in multiple locations. The financial results of these owned dealers are included in our Consolidated Financial Statements. Product sales to these dealerships are eliminated as inter-company transactions from our consolidated financial results. The company recognizes revenue on these sales once products are shipped to the end customer and installation is substantially complete. The company believes independent ownership of contract furniture dealers is generally the best model for a financially strong distribution network. With this in mind, the company's strategy is to continue to pursue opportunities to transition the remaining owned dealerships to independent owners. Where possible, the goal is to involve local managers in these ownership transitions.

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

•
DWR Retail Studios - At the end of fiscal 2016, DWR had 29 retail studios and two outlet locations located in metropolitan areas throughout North America. Revenue on sales from these studios is recognized upon delivery to the end customer.

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

•
DWR Direct-Mail Catalogs - The company’s consumer business unit utilizes a direct-mail catalog program through its DWR subsidiary. A regular schedule of catalog mailings is maintained throughout the fiscal year and these serve as a key driver of sales across each of DWR’s channels, including retail studios and e-commerce websites. Revenue on sales transacted through this catalog program is recognized upon product delivery to the end customer.

•
Independent Retailers - Certain products are sold to end customers through independent retail operations. Revenue is recognized on these sales once products are shipped and title passes to the independent retailer.

Challenges Ahead
Like all businesses, the company is faced with a host of challenges and risks. The company believes its core strengths and values, which provide the foundation for its strategic direction, have well prepared the company to respond to the inevitable challenges it will face in the future. While the company is confident in its direction, the company acknowledges the risks specific to the business and industry. Refer to Item 1A for discussion of certain of these risk factors. In particular, we continue to experience the negative impact of foreign currency translation and, as of the end of the year, increased pressures from discounting, particularly in the North America and ELA markets.

Avenues of Future Growth
In spite of the risks and challenges it faces, the company believes it is well positioned to successfully pursue its mission of inspiring designs to help people do great things. To find opportunities for growth, Herman Miller is always examining the ways in which the world is changing and evolving. This helps the company better meet the needs of its customers and ultimately, to exceed their expectations. The company has identified three areas of fundamental, social and technological change that are informing and influencing its business strategy.

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

Over the past several years, Herman Miller has deployed a strategy to grow the business by shifting its focus in four fundamental areas in response to these changes. Through these shifts the company believes it is positioned to take advantage of existing markets, explore growth opportunities in new markets with supportive demographics, increase demand by addressing unmet needs, and expand into areas that yield higher prospects for margins and profitability. The four fundamental shifts are described below:

•
From Product Centric to Solutions — The first strategic shift is to move from a product centric focus to one based upon delivering broader solutions to customers. Herman Miller is retooling its core business to speak to customers with fresh insights, to spur new demand, and to change the game with unique solutions and services.

•
From North America Centric to Global — The second shift in our strategy aims to transform the business into a truly global organization. Herman Miller has a solid existing customer base, but sees meaningful opportunity in emerging markets with supportive demographics. The company is positioning itself to take maximum advantage of these shifts.

•
From The Office to Everywhere — The third fundamental strategic shift is moving from the office to everywhere. Herman Miller envisions continued leadership and viability in the contract furniture industry, but also sees distinct targeted opportunities through focused market segmentation. The company envisions a total offering for customers to enable “a lifestyle of purpose.”

•
From Industry brand to Industry + Consumer brand — The fourth shift in strategy involves the company's ambition to expand the connection of its powerful brand more directly with the consumers of its products. With a legacy of decades of design leadership, Herman Miller is a brand that people desire and want to know. The company envisions a business that harnesses its brand vision to pull consumers to it.

This year the company has added one additional shift - product marketing to pull marketing - that it believes is required in order to reach the full velocity of its intended transformation. In other words, the company believes that this additional shift will put its strategy into Overdrive, which is what the strategy has been named.

Herman Miller intends to grow in targeted ways. First, the company will invest in areas that increase its existing markets across focused customer segments (such as healthcare, education, small and medium business, and consumer). Second, it will expand into emerging geographic markets that offer growth potential based upon their supportive demographics. Third, it will continue to invest in innovative products, which has been a hallmark of its success for many years. Finally, the company will grow through targeted acquisitions.

Industry Analysis
The Business and Institutional Furniture Manufacturer's Association (BIFMA) is the trade association for the North American contract furniture industry. The company monitors the trade statistics reported by BIFMA and considers them an indicator of industry-wide sales and order performance. BIFMA publishes statistical data for the contract segment and the office supply segment within the North American market. The contract segment of the industry relates primarily to products sold to large to mid-size corporations and installed via a network of dealers. The office supply segment relates primarily to products sold to smaller customers via wholesalers and retailers. The company participates, and is a leader in, the contract segment. Further, the company's diversification strategy lessens its dependence on the North American contract office furniture market.

The company analyzes BIFMA statistical information as a benchmark comparison against the performance of its contract business in North America and also to that of its competitors. The timing of large project-based business may affect comparisons to this data in any one period. Finally, BIFMA regularly provides its members with industry forecast information, which the company uses internally as one of several considerations in its short and long-range planning process.

After many years of compiling and reporting member production data for the U.S. market, BIFMA is revising its data collection process in an attempt to better reflect contract furniture production throughout North America, including products manufactured in Canada and Mexico. Prior to this change, products manufactured in Canada or Mexico and shipped to the U.S. were excluded from BIFMA’s estimate of industry shipments and orders. The new methodology is designed to provide a better reflection of the market as a whole, especially given the rise in competition based in Canada and Mexico as well as sourcing moves by the company's existing competitors. Additionally, BIFMA has revised its product definitions to better fit products specifically designed for the Healthcare and Education end markets. The net effect of this is that the estimated market size for the North American contract industry will increase substantially - resulting in a re-orientation of market share estimates across each industry participant. However, any BIFMA statistics that are mentioned throughout this document are based on the historical method of compiling the industry data and the company anticipates disclosure of BIFMA statistical data under the new method in the first quarter of fiscal 2017.

The company also monitors trade statistics reported by the U.S. Census Bureau, which reports monthly retail sales growth data across a number of retail categories, including Furniture and Home Furnishing Stores. This information provides a relative comparison to our Consumer reportable segment.

Looking forward, the general economic outlook for our industry in the North America is expected to be positive. BIFMA issued its most recent report in February 2016, which forecasts that the growth rate of office furniture orders will be 3.1 percent and 4.4 percent in calendar 2016 and 2017, respectively, while the growth rate of shipments will be 1.0 percent and 4.8 percent for calendar 2016 and 2017, respectively. This forecast of growth is based primarily on employment gains in the U.S., tempered by the current global economic uncertainty.

Discussion of Business Conditions

During fiscal 2016, we demonstrated further progress on our strategic and operational initiatives, evidenced by record annual net sales of $2,264.9 million. Fiscal 2016 net sales increased 5.7 percent from the fiscal 2015 net sales of $2,142.2 million. The growth in net sales, combined with continued gross margin expansion and controlled operating expenses, drove earnings growth, as operating earnings increased 29.4 percent in fiscal 2016 over the prior year. Diluted earnings per share increased to $2.26 in fiscal 2016, as compared to $1.62 in fiscal 2015. The company also announced an increase in its quarterly cash dividend to $0.17 per share, payable in October 2016. This change represents an increase of 15.3 percent from the current dividend payout of $0.1475 per share.

The growth in sales and earnings during fiscal 2016 brought with it increased cash generation. As of the end of fiscal 2016, total cash and cash equivalents of $84.9 million represented an increase of $21.2 million from fiscal 2015. Cash flows from operations in the period were $210.4 million, which represented an increase of 25.5 percent from fiscal 2015.

The North American segment contributed significantly to our growth in net sales, orders, and earnings during fiscal 2016. Net sales for the segment grew at a rate of 7.2 percent and orders increased by 8.1 percent as compared to fiscal 2015. Organic net sales growth for the year was 8.2 percent (1) and orders increased 9.0 percent, while operating earnings increased 21.4 percent to $152.0 million during fiscal 2016. We believe this improvement demonstrates the impact of our investments over the past year in new products, refreshed showrooms and a solutions-based selling approach that provides our customers with problem solving designs.

In spite of the negative impact of foreign currency translation, the ELA segment posted growth in net sales (0.7 percent) and operating earnings (36.3 percent) as compared to the prior year, while orders for the period decreased by 0.1 percent. On a constant currency basis relative to fiscal 2015, net sales growth for the year was 7.0 percent (1) and orders increased 6.2 percent. During fiscal 2016, a new manufacturing and distribution facility was opened in the United Kingdom, which has bolstered operational efficiency. Assembly operations were also launched in India, significantly expanding our ability to service customers in this growing market. Finally, the Asia-Pacific region has benefited from renewed momentum of the POSH brand, which delivered sales growth and improved profitability throughout the year.

Our Specialty segment also showed growth as compared to the prior year. Sales increased 5.4 percent compared to fiscal 2015, driven mainly by improved sales volumes related to Geiger wood products and the Herman Miller Collection. Operating earnings increased $2.9 million from fiscal 2015. Increased sales volumes, decreases in material costs and improved operational efficiencies had a favorable impact on operating earnings for the Specialty segment.

The Consumer segment saw an increase in net sales of $18.2 million in the current fiscal year as compared to fiscal 2015. An increase of $30.2 million was driven by the fact that 52 weeks of DWR results were included in our consolidated results for fiscal 2016 as compared to 44 weeks in fiscal 2015. Sales were adversely impacted primarily by the following factors:

•	Continued impact from closing smaller legacy DWR studio locations as we look to transition into larger format studios.

•	Interruptions in selling activity resulting from the implementation of a new Enterprise Resource Planning ("ERP") system at DWR, during the second quarter of fiscal 2016.

•	Continued impact from the deliberate reduction in the number of independent retail distributors within our legacy consumer wholesale business.

While the current year results for the Consumer segment did not meet our expectations, we believe the value drivers within the Consumer segment remain intact to drive future growth. These drivers include the transition of DWR studios to larger, more efficient formats, and increasing the breadth of the product portfolio, particularly in the area of exclusive product designs.

The economic backdrop of our businesses was mixed globally. North America continued to benefit from strong employment and encouraging construction and architectural billings data. Commodity costs, particularly that of steel, remained relatively low throughout fiscal 2016 though in recent months has been steadily increasing. Outside of North America, we are closely monitoring commodity-driven economies that are currently (or are expected to experience) slower growth in the future. In addition, growing uncertainty over the impact of a United Kingdom exit from the European Union is an area of concern for our business in that important market.

(1) Non-GAAP measurements; see accompanying reconciliations and explanations.

Reconciliation of Non-GAAP Financial Measures

This report contains references to Organic net sales, Adjusted operating earnings, Adjusted EBITDA and Adjusted earnings per share – diluted, all of which are non-GAAP financial measures (referred to collectively as the "Adjusted financial measures"). The Adjusted financial measures are calculated by excluding from Gross Margin, Operating expenses, Operating earnings and Earnings per share - diluted items that we believe are not indicative of our ongoing operating performance. Such items consist of the following:

•	Expenses associated with restructuring actions taken to adjust our cost structure to the current business climate

•	Expenses associated with acquisition-related inventory adjustments

•	Transaction expenses associated with recent acquisitions

•	Non-cash impairment expenses

•	Non-recurring gains related to the sale of property and dealers, and

•	Impact of non-recurring tax items

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

The following table reconciles Net sales to Organic net sales for the years and reportable operating segments indicated.

	Fiscal Year Ended					Fiscal Year Ended
	May 28, 2016					May 30, 2015
	North America	ELA	Specialty	Consumer	Total	North America	ELA	Specialty	Consumer	Total
Net Sales, as reported	$1,331.8	$412.6	$231.8	$288.7	$2,264.9	$1,241.9	$409.9	$219.9	$270.5	$2,142.2
% change from PY	7.2%	0.7%	5.4%	6.7%	5.7%

Currency Translation Effects (1)	12.5	26.1	0.6	0.8	40.0	—	—	—	—	—
Acquisition	—	—	—	(30.2)	(30.2)	—	—	—	—	—
Organic Net Sales	$1,344.3	$438.7	$232.4	$259.3	$2,274.7	$1,241.9	$409.9	$219.9	$270.5	$2,142.2
% change from PY	8.2%	7.0%	5.7%	(4.1)%	6.2%

	Fiscal Year Ended					Fiscal Year Ended
	May 30, 2015					May 31, 2014
	North America	ELA	Specialty	Consumer	Total	North America	ELA	Specialty	Consumer	Total
Net Sales, as reported	$1,241.9	$409.9	$219.9	$270.5	$2,142.2	$1,216.3	$392.2	$205.8	$67.7	$1,882.0
% change from PY	2.1%	4.5%	6.9%	299.6%	13.8%

Dealer Divestitures	—	—	—	—	—	(12.1)	—	—	—	(12.1)
Currency Translation Effects (1)	7.2	16.8	0.4	0.4	24.8	—	—	—	—	—
Acquisition	—	—	—	(194.3)	(194.3)	—	—	—	—	—
Organic Net Sales	$1,249.1	$426.7	$220.3	$76.6	$1,972.7	$1,204.2	$392.2	$205.8	$67.7	$1,869.9
% change from PY	3.7%	8.8%	7.0%	13.1%	5.5%

Financial Results

The following is a comparison of our annual results of operations and year-over-year percentage changes for the periods indicated.

(Dollars In millions)	Fiscal 2016	% Change from 2015	Fiscal 2015	% Change from 2014	Fiscal 2014
	52 weeks		52 weeks		52 weeks
Net sales	$2,264.9	5.7%	$2,142.2	13.8%	$1,882.0
Cost of sales	1,390.7	3.0%	1,350.8	8.0%	1,251.0
Gross margin	874.2	10.5%	791.4	25.4%	631.0
Operating expenses	662.7	5.5%	628.0	(4.4)%	656.7
Operating earnings (loss)	211.5	29.4%	163.4	735.8%	(25.7)
Net other expenses	14.9	(18.1)%	18.2	2.8%	17.7
Earnings (loss) before income taxes	196.6	35.4%	145.2	434.6%	(43.4)
Income tax expense (benefit)	59.5	26.1%	47.2	322.6%	(21.2)
Equity income (loss) from nonconsolidated affiliates, net of tax	0.4	300.0%	0.1	—%	0.1
Net earnings (loss)	137.5	40.2%	98.1	543.9%	(22.1)
Net earnings attributable to noncontrolling interests	0.8	33.3%	0.6	N/A	—
Net earnings (loss) attributable to Herman Miller, Inc.	$136.7	40.2%	$97.5	541.2%	$(22.1)

The following table presents, for the periods indicated, the components of the company's Consolidated Statements of Comprehensive Income as a percentage of net sales.

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Net sales	100.0%	100.0%	100.0%
Cost of sales	61.4	63.1	66.5
Gross margin	38.6	36.9	33.5
Selling, general, and administrative expenses	25.9	25.4	30.0
Restructuring and impairment expenses	—	0.6	1.4
Design and research expenses	3.4	3.3	3.5
Total operating expenses	29.3	29.3	34.9
Operating earnings (loss)	9.3	7.6	(1.4)
Net other expenses	0.7	0.8	0.9
Earnings (loss) before income taxes	8.7	6.8	(2.3)
Income tax expense (benefit)	2.6	2.2	(1.1)
Equity income (loss) from nonconsolidated affiliates, net of tax	—	—	—
Net earnings (loss)	6.1	4.6	(1.2)
Net earnings attributable to noncontrolling interests	—	—	—
Net earnings (loss) attributable to Herman Miller, Inc.	6.0	4.6	(1.2)

Net Sales, Orders, and Backlog - Fiscal 2016 Compared to Fiscal 2015

Consolidated net sales increased $122.7 million to $2,264.9 million from $2,142.2 million for the fiscal year ended May 28, 2016 compared to the fiscal year ended May 30, 2015. The following items contributed to the change:

•
Increased sales volumes within the North American segment of approximately $108.0 million were driven by a combination of general market growth and company-specific actions taken to improve selling capacity, launch innovative products and refresh showrooms.

•	Increased sales volumes within the ELA segment of $30.4 million were driven by increases within the Asia region. The largest increases were due to larger project activity in Australia and China.

•
Incremental sales volume within the Consumer segment related to the acquisition of DWR, which increased sales by $30.2 million. This increase was due the fact that 52 weeks of DWR results were included in our consolidated results for fiscal 2016 as compared to 44 weeks in fiscal 2015.

•	Increased sales volumes within the Specialty segment of $10.9 million were driven principally by Geiger and the Herman Miller Collection.

•	Foreign currency translation had a negative impact on sales of $40.0 million.

Consolidated net trade orders for fiscal 2016 totaled $2,279.7 million compared to $2,146.5 million in fiscal 2015, an increase of 6.2 percent. Order rates began the year at an average pace of approximately $43 million per week for the first quarter and $46 million per week for the second quarter. For the third quarter, weekly order rates decreased to an average of approximately $39 million per week, reflecting typical seasonality in order pacing during that period of the fiscal year. The fourth quarter finished the year with average weekly order rates increasing to approximately $47 million. The overall impact of foreign currency changes for the fiscal year decreased net orders by approximately $38.7 million as compared to the prior year.

Our backlog of unfilled orders at the end of fiscal 2016 totaled $323.5 million, a 0.4 percent increase from the fiscal 2015 ending backlog of $322.2 million. At the end of fiscal 2016, the company completed the sale of its multi-location dealership in Australia. This dealer divestiture resulted in a reduction to the consolidated ending backlog of approximately $14 million.

BIFMA reported an estimated period-over-period increase in U.S. office furniture shipments of approximately 3.2 percent for the twelve-month period ended May 2016. By comparison, net sales increased for the company's domestic U.S. business by approximately 6.3 percent over the twelve months ended May 2016, reflecting the strong results within our North America segment noted above.

We also monitor trade statistics reported by the U.S. Census Bureau, which reports monthly retail sales growth data across a number of retail categories, including Furniture and Home Furnishing Stores. This information provides a relative comparison to our Consumer reportable segment, but is not intended to be an exact comparison. The average monthly year-over-year growth rate in sales for the Furniture and Home Furnishing Stores category for the twelve month period ended May 31, 2016, was approximately 4.9 percent. By comparison, net sales growth for the company's Consumer segment was approximately 6.7 percent, while that segment posted an Organic net sales decrease of 4.1 percent (1).

(1) Non-GAAP measurements; see accompanying reconciliations and explanations.

Net Sales, Orders, and Backlog - Fiscal 2015 Compared to Fiscal 2014

For the fiscal year ended May 30, 2015, consolidated net sales increased $260.2 million to $2,142.2 million from $1,882.0 million for the fiscal year ended May 31, 2014. The following items contributed to the change:

•	Incremental sales volumes within the Consumer segment related to the acquisition of DWR, which increased sales by $194.3 million.

•	Increased sales volumes within the ELA segment of $38.5 million due primarily to increases within the EMEA and Asia regions.

•	Foreign currency translation had a negative impact on sales of $24.8 million.

•	The remaining increase was driven by a combination of factors, including the timing of project completion and the conversion of existing backlog into sales within the North American business segment.

Consolidated net trade orders for fiscal 2015 totaled $2,146.5 million compared to $1,917.7 million in fiscal 2014, an increase of 11.9 percent. Order rates began the year at an average pace of approximately $40 million per week for the first quarter and $44 million per week for the second quarter. For the third quarter, weekly order rates decreased to an average of approximately $39 million per week. The fourth quarter finished the year with average weekly order rates increasing to approximately $43 million.

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

As reported by the U.S. Census Bureau, the average monthly year-over-year growth rate in sales for the Furniture and Home Furnishing Stores category for the twelve month period ended May 31, 2015, was approximately 4.0 percent. By comparison, net sales growth for the Consumer segment was approximately 299.6 percent, while Organic net sales growth for the Consumer reportable segment was 13.1 percent (1).

(1) Non-GAAP measurements; see accompanying reconciliations and explanations.

Gross Margin - Fiscal 2016 Compared to Fiscal 2015

Consolidated gross margin for Fiscal 2016 was 38.6 percent, an increase of 170 basis points from the fiscal 2015 level. The following factors summarize the major drivers of the year-over-year improvement in gross margin percentage:

•	Lower commodity costs within the North American operating segment in the current fiscal year drove a favorable year-over-year margin impact of approximately 90 basis points.

•
A decrease in freight expenses, due primarily to lower fuel costs and improved leverage of fixed product distribution costs, drove a favorable impact to gross margin of approximately 40 basis points compared to fiscal 2015.

•	Inventory-related purchase accounting adjustments related to the acquisition of DWR unfavorably impacted gross margin in the prior year by approximately 30 basis points.

•	Improved production volume leverage at the company's West Michigan manufacturing facilities increased gross margin by approximately 30 basis points as compared to fiscal 2015.

•	We estimate that relative changes in foreign currency exchange rates had a negative impact on our consolidated gross margin of approximately 30 basis points relative to last fiscal year.

•	Improved operating efficiencies at certain international and domestic subsidiaries also provided a favorable impact to gross margin compared to last fiscal year.

Gross Margin - Fiscal 2015 Compared to Fiscal 2014

Consolidated gross margin for Fiscal 2015 was 36.9 percent, an increase of 340 basis points from the fiscal 2014 level. The following factors summarize the major drivers of the year-over-year change in gross margin percentage:

•	Charges related to the termination of the company's primary defined benefit pension plan led to a 240 basis point decrease in gross margin during fiscal 2014.

•	The benefit captured from price increases - net of incremental discounting, provided a 40 basis point improvement compared to fiscal 2014.

•	We estimate that relative changes in foreign currency exchange rates had a negative impact on our consolidated gross margin of approximately 30 basis points relative to fiscal 2014.

•	The remainder of the change in gross margin during fiscal 2015 as compared to fiscal 2014 was driven by improved production, product, and channel mix.

Operating Expenses - Fiscal 2016 Compared to Fiscal 2015

Operating expenses in fiscal 2016 were $662.7 million, or 29.3 percent of net sales, which compares to $628.0 million, or 29.3 percent of net sales in fiscal 2015. The following factors contributed to the change:

•	Employee incentive costs increased by $14.7 million relative to fiscal 2015. The increase reflects higher incentive compensation costs that are tied to increased earnings for the comparative periods.

•
Marketing and selling expenses increased $14.5 million relative to fiscal 2015. The increase resulted from new marketing initiatives, particularly within the Consumer segment, as well as increases in selling capacity and sales growth during fiscal 2016.

•
Fiscal 2016 included a full 52 weeks of DWR results whereas fiscal 2015 included only 44 weeks. This difference accounts for approximately $13.7 million of the year-over-year increase in consolidated operating expenses.

•	Design and research expenses increased $5.7 million in fiscal 2016 as compared to the prior year.

•	Year-over-year changes in currency exchange rates decreased operating expenses by an estimated $10 million.

•	Fiscal 2015 results reflected restructuring and impairment expenses of $12.7 million.

•
The remaining change relates to various contributing factors, including but not limited to higher costs for information technology initiatives, wage and benefit inflation, and general variability with higher net sales.

Restructuring and Impairment - Fiscal 2016 Compared to Fiscal 2015

There were no restructuring and impairment charges for fiscal 2016. By comparison, fiscal 2015 included restructuring and impairment expenses totaling $12.7 million, including $1.9 million related to targeted workforce reductions within the North American segment and $10.8 million in impairment expenses related to the impairment of the POSH trade name.

For the fiscal year ended May 28, 2016, restructuring liabilities of $0.4 million were included in "Other accrued liabilities" within the Consolidated Balance Sheet. See Note 17 of the Consolidated Financial Statements for additional information on restructuring and impairment expenses.

Operating Expenses - Fiscal 2015 Compared to Fiscal 2014

Operating expenses in fiscal 2015 were $628.0 million, or 29.3 percent of net sales, which compares to $656.7 million, or 34.9 percent of net sales in fiscal 2014. The following factors contributed to the change:

•	The acquisition of DWR contributed an additional $81.5 million of operating expenses in fiscal 2015 as compared to fiscal 2014.

•
Warranty expenses increased by approximately $4.8 million in fiscal 2015 as compared to the prior year. The increase in warranty expense was due to updating claims loss experience in warranty liability estimates, additional sales of new products, and an increase in customer specific claims as compared to the prior year.

•	Design and research expenses increased $4.3 million in fiscal 2015 as compared to the prior year.

•	Year-over-year changes in currency exchange rates decreased operating expenses by an estimated $5 million.

•	As compared to fiscal 2014, restructuring and impairment expenses decreased by $13.8 million.

•	The impact of pension termination expenses of $113.1 million that were recorded in fiscal 2014.

•	The remaining change was driven by net changes in various other operating expenses compared to the prior year period.

Restructuring and Impairment - Fiscal 2015 Compared to Fiscal 2014

Restructuring and impairment charges decreased $13.8 million from $26.5 million in fiscal 2014 to $12.7 million in fiscal 2015. During fiscal 2014, restructuring and impairment expenses included $4.0 million related to the impairment of property in Ningbo, China, $1.1 million related to restructuring actions taken to improve the efficiency of the North American sales and distribution channel and Geiger manufacturing operations and $21.4 million in impairment expenses related to the POSH and Nemschoff trade names.

For the fiscal year ended May 30, 2015, restructuring liabilities of $1.4 million were included in "Other accrued liabilities" within the Consolidated Balance Sheet. See Note 17 of the Consolidated Financial Statements for additional information on restructuring and impairment expenses.

Operating Earnings

In fiscal 2016, the company generated operating earnings of $211.5 million, an increase of $48.1 million from fiscal 2015 operating earnings of $163.4 million. Operating earnings of $163.4 million in fiscal 2015 represented a $189.1 million increase from fiscal 2014 operating loss of $25.7 million.

Other Expenses and Income

Net other expenses for fiscal 2016 were $14.9 million, a decrease of $3.3 million compared to net other expenses in fiscal 2015 of $18.2 million. Net other expenses in fiscal 2014 totaled $17.7 million. The decrease in net other expenses in fiscal 2016 was primarily related to a reduction in interest expense related to a decrease in long term debt. The reduction in long term debt resulted from the repayment of borrowings on the revolving line of credit. The increase in Net other expenses in fiscal 2015 as compared to fiscal 2014 was primarily related to an increase in currency loss as compared to fiscal 2014.

Income Taxes

The company's effective tax rate was 30.3 percent in fiscal 2016, 32.6 percent in fiscal 2015, and 48.9 percent in fiscal 2014. The effective tax rate in fiscal 2016 was below the statutory rate of 35 percent, primarily due to the domestic U.S. manufacturing deduction as well as a significant amount of foreign earnings subject to tax at foreign rates below 35 percent.

The effective tax rate in fiscal 2015 was below the statutory rate of 35 percent, primarily due to the domestic U.S. manufacturing deduction and a $3.9 million tax benefit related to a foreign entity reorganization.

The effective tax rate in fiscal 2014 was above the statutory rate of 35 percent, primarily due to the domestic U.S. manufacturing deduction and a shift in the relative mix of income and loss between the taxing jurisdictions. This change in mix was driven primarily by legacy pension expenses recorded in that fiscal year.

For further information regarding income taxes, refer to Note 10 of the Consolidated Financial Statements.

Net Earnings (Loss); Earnings (Loss) per Share

In fiscal 2016, fiscal 2015, and fiscal 2014, the company generated net earnings of $137.5 million, net earnings of $98.1 million and a net loss of $22.1 million, respectively. Diluted earnings per share were $2.26 and $1.62 for fiscal 2016 and fiscal 2015, respectively, while diluted loss per share was $0.37 in fiscal 2014.

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

◦
Consumer — Includes operations associated with the sale of modern design furnishings and accessories to third party retail distributors, as well as direct to consumer sales through e-commerce, direct mailing catalogs, and DWR retail studios.

The company also reports a corporate category consisting primarily of, as applicable, unallocated corporate expenses including restructuring, impairment, acquisition-related costs, and other unallocated corporate costs.

The charts below present the relative mix of net sales across each of the company's reportable segments. This is followed by a discussion of the company's results, by segment, for each reportable segment.

North American Furniture Solutions ("North America")

Fiscal 2016 Compared to Fiscal 2015
Net sales in the North American segment increased to $1,331.8 million in fiscal 2016, an increase of $89.9 million from fiscal 2015 net sales of $1,241.9 million. Orders for fiscal 2016 totaled $1,336.1 million, an increase of $100.3 million from fiscal 2015. Operating earnings for North America in fiscal 2016 were $152.0 million, a $26.8 million increase from fiscal 2015.

•
Sales volumes within the North American segment increased by approximately $108 million. This was driven by a combination of general market growth and company-specific actions taken to improve selling capacity, launch innovative products, and refresh showrooms.

•	The impact of foreign currency translation decreased net sales by approximately $13 million.

•	Changes in pricing, net of incremental discounting, decreased fiscal 2016 net sales between $5 million and $7 million compared to the prior year.

•
Operating earnings increased mainly due to improvements in gross margin that were driven by increased sales volumes, improved production volume leverage, a decrease in commodity costs, and improved operational efficiency.

•	Higher incentive compensation expenses had an unfavorable impact on operating earnings of $18.6 million.

•	The impact of foreign currency changes decreased fiscal 2016 operating earnings for North America by approximately $7 million.

Fiscal 2015 Compared to Fiscal 2014
Net sales increased to $1,241.9 million in fiscal 2015, an increase of $25.6 million from fiscal 2014 net sales of $1,216.3 million. Operating earnings for North America in fiscal 2015 were $125.2 million, an increase of $152.2 million in fiscal 2014.

•	Dealer divestitures in fiscal 2014 had the impact of reducing net sales by approximately $12 million during fiscal 2015.

•	Foreign currency changes decreased fiscal 2015 net sales by approximately $7 million.

•	Changes in pricing, net of incremental discounting, increased fiscal 2015 net sales between $11 million and $13 million compared to the prior year.

•	Decreased sales volumes to the U.S. federal government drove a $4.4 million decrease in net sales as compared to fiscal 2014.

•	The rest of the increase in sales during fiscal 2015 was due to higher volumes, the timing of project completions, and the conversion of existing backlog into sales.

•	Non-recurring legacy pension expenses of $147.0 million decreased operating earnings during fiscal 2014. These costs related to the termination of the primary domestic defined benefit pension plans.

•	The remaining change in operating earnings was due to growth in gross margin that was driven by improvements in pricing, net of discounting, and improved product mix.

ELA Furniture Solutions (EMEA, Latin America, and Asia Pacific)

Fiscal 2016 Compared to Fiscal 2015
Net sales increased to $412.6 million in fiscal 2016, an increase of $2.7 million from fiscal 2015 net sales of $409.9 million. Orders for fiscal 2016 totaled $417.0 million, a decrease of $0.6 million from fiscal 2015. Operating earnings within ELA for fiscal 2016 were $35.3 million, a $9.4 million increase from fiscal 2015.

•	An increase in sales volumes within Australia, Mexico and China drove an increase in net sales of approximately $31 million.

•	Changes in pricing, net of incremental discounting, decreased fiscal 2016 net sales between $1 million and $3 million compared to the prior year.

•	The impact of foreign currency translation decreased net sales by approximately $26.1 million.

•	Gross margin improvements driven by increased sales volumes, manufacturing efficiency as well as decreased material and freight costs provided a favorable impact on operating earnings.

•
Nonrecurring gains related to the sale of a former manufacturing facility in the United Kingdom and the divestiture of the company’s dealership in Australia increased operating earnings by $6.1 million.

•	The impact of foreign currency changes decreased fiscal 2015 operating earnings for ELA by approximately $7 million.

Fiscal 2015 Compared to Fiscal 2014
Net sales increased 4.5 percent to $409.9 million in fiscal 2015 as compared to fiscal 2014. Operating earnings within ELA for fiscal 2015 were $25.9 million, a $2.8 million increase from fiscal 2014.

•	On a constant currency basis, net sales increased approximately $35 million during fiscal 2015 as compared to fiscal 2014, due to growth in sales volumes within the EMEA and Asia regions.

•	The impact of foreign currency changes decreased fiscal 2015 operating earnings for ELA by approximately $9 million.

•
Year-over-year, improved sales volumes in the EMEA and Asia regions along with the improved manufacturing efficiency at the company's United Kingdom and Asia manufacturing operations led to an increase in operating earnings.

Specialty

Fiscal 2016 Compared to Fiscal 2015
Net sales within the Specialty reportable segment increased to $231.8 million for fiscal 2016, an improvement of $11.9 million as compared to fiscal 2015. Orders for fiscal 2016 totaled $234.8 million, an increase of $13.4 million from fiscal 2015. Operating earnings within the Specialty reportable segment totaled $16.4 million for the year, an increase of $2.9 million from fiscal 2015.

•	Improved sales volumes drove an increase in net sales of $10.9 million, which was driven by increases within the Herman Miller Collection and Geiger subsidiary.

•	Changes in pricing, net of incremental discounting, increased fiscal 2015 net sales between $1 million and $3 million compared to the prior year.

•	Increased sales volumes and improved operational efficiencies had a favorable impact on operating earnings.

•	Higher incentive compensation expenses and increased marketing and selling costs had an unfavorable impact on operating earnings of $2.3 million and $1.9 million, respectively.

Fiscal 2015 Compared to Fiscal 2014
Net sales within the Specialty reportable segment were $219.9 million during fiscal 2015, an increase of $14.1 million compared to fiscal 2014. Orders for fiscal 2015 totaled $221.4 million, an increase of $13.2 million from fiscal 2014. Operating earnings within the Specialty reportable segment totaled $13.5 million for the year, an increase of $18.8 million from fiscal 2014.

•	Sales volumes increased mainly due to improved volumes of Geiger and Herman Miller Collection products.

•	Non-recurring legacy pension expenses of $12.2 million decreased operating earnings during fiscal 2014. These costs related to the termination of the primary domestic defined benefit pension plans.

•	Inventory-related purchase accounting adjustments from the Maharam acquisition decreased operating earnings by $1.4 million during fiscal 2014.

•	The remaining increase in operating earnings was driven by improved operating performance and leverage from both the Geiger and Maharam subsidiaries.

Consumer

Fiscal 2016 Compared to Fiscal 2015
Net sales for the Consumer reportable segment increased to $288.7 million in fiscal 2016, an increase of $18.2 million from fiscal 2015 net sales of $270.5 million. Orders for fiscal 2016 totaled $291.7 million, an increase of $20.0 million from fiscal 2015. Operating earnings within the Consumer segment were $8.1 million during fiscal 2016 as compared to operating earnings of $14.7 million in fiscal 2015.

•
The fiscal year ended May 30, 2015 included 44 weeks of DWR operations (as the acquisition of DWR was completed on July 28, 2014). Accordingly, approximately $30.2 million of the year-over-year net sales increase for this segment is due to this inclusion of DWR operations for the full twelve months of the current fiscal year.

•
Adjusted for the impact of this partial period consolidation during last fiscal year and the impact of foreign currency translation, which increased net sales by $0.8 million, net sales for the Consumer segment decreased $11.2 million as compared to fiscal

2015. This was driven by the closing of legacy DWR studios, selling activity interruptions from the implementation of a new ERP system at DWR and the rationalization of independent retail distributors.

•
The decrease in operating earnings was driven by a reduction in the gross margin percentage at DWR due to a shift in mix to lower margin channels, the impact of promotional activity related to shipping and certain period costs associated with an ERP implementation.

•
An increase in DWR operating expenses of $8.2 million decreased operating earnings. The increase in operating expenses was due to increased marketing investment, higher staffing levels and incremental occupancy costs that were driven by studio opening costs and double rent associated with new studio openings.

•	These factors were partially offset by inventory-related purchase accounting adjustments that reduced prior year operating earnings by approximately $7.8 million.

Fiscal 2015 Compared to Fiscal 2014
Net sales for the Consumer reportable segment increased to $270.5 million in fiscal 2015, an increase of $202.8 million from fiscal 2014 net sales of $67.7 million. Orders for fiscal 2015 totaled $271.7 million, an increase of $202.3 million from fiscal 2014. Operating earnings within the Consumer segment were $14.7 million during fiscal 2015 as compared to operating earnings of $9.9 million in fiscal 2014.

•	The acquisition of DWR was completed in the first quarter of fiscal 2015, which drove an increase in net sales of $194.3 million as compared to fiscal 2014.

•	The remaining change in sales was driven by increases in pricing and higher sales volumes within the company's legacy wholesale and e-commerce consumer business.

•	Decreased legacy pension expenses during fiscal 2015 increased operating earnings $5.2 million as compared to fiscal 2014.

•	Inventory-related adjustments associated with the DWR acquisition decreased fiscal 2015 operating earnings by $7.8 million.

•
The remaining change in operating earnings was driven by increased gross margins and operating earnings associated with the acquisition of DWR as well as higher sales volumes within the company's existing consumer wholesale and e-commerce business.

Liquidity and Capital Resources

The table below presents certain key cash flow and capital highlights for the fiscal years indicated.

	Fiscal Year Ended
(In millions)	2016	2015	2014
Cash and cash equivalents, end of period	$84.9	$63.7	$101.5
Marketable securities, end of period	$7.5	$5.7	$11.1
Cash provided by operating activities	$210.4	$167.7	$90.1
Cash used for investing activities	$(80.8)	$(213.6)	$(48.2)
Cash provided by (used for) financing activities	$(106.5)	$6.8	$(22.4)
Pension and post-retirement benefit plan contributions (1)	$(1.2)	$1.4	$(50.2)
Capital expenditures	$(85.1)	$(63.6)	$(40.8)
Stock repurchased and retired	$(14.1)	$(3.7)	$(12.7)
Interest-bearing debt, end of period	$221.9	$289.8	$250.0
Available unsecured credit facilities, end of period (2) (3)	$232.1	$164.5	$155.1
(1) Amount shown for fiscal 2014 includes $48.8 million due to the termination of the company's primary domestic defined benefit pension plan.
(2) Amounts shown are net of outstanding letters of credit, which are applied against the company's unsecured credit facility.
(3) During fiscal 2015, we renegotiated the unsecured revolving credit facility. Refer to Note 5 of the Consolidated Financial Statements for additional information.

Cash Flow — Operating Activities
Cash generated from operating activities in fiscal 2016 totaled $210.4 million compared to $167.7 million generated in the prior year. This represents an increase of $42.7 million compared to fiscal 2015.

Changes in working capital balances resulted in a $6.0 million use of cash in the current fiscal year compared to a $3.5 million source of cash in the prior year. The use of cash related to changes in working capital balances in fiscal 2016 consisted primarily of an increase in trade receivables of $30.5 million, an increase in inventory of $6.0 million, and an increase to prepaid expenses of $11.7 million. This was partially offset by an increase in accrued compensation and benefits of $19.4 million, an increase to accounts payable of $8.7 million, and an increase to other accrued liabilities of $14.1 million.

During fiscal 2014 the company contributed $50.2 million to its employee pension and post-retirement plans. The majority of these contributions related to funding associated with the termination of the company’s primary domestic defined benefit pension plan. Collectively, these plan contributions reduced cash flows generated from operations in fiscal 2014. By comparison, company's contributions to these plans in fiscal 2015 totaled $1.2 million.

Changes in working capital balances resulted in a $3.5 million source of cash in fiscal 2015 as compared to a $21.2 million use of cash in fiscal 2014. The sources of cash related to changes in working capital balances in fiscal 2015 consisted primarily of a decrease in trade receivables of $7.8 million, an increase in accounts payable of $1.1 million and an increase in accrued liabilities of $6.1 million. This was partially offset by increases in inventory and prepaid expenses of $9.0 million and $2.5 million, respectively. Note that the change in working capital assets and liabilities excludes the impact of amounts acquired through business combinations.

Collections of accounts receivable remained strong throughout fiscal 2016, and the company's recorded accounts receivable allowances at the end of the year are believed to be adequate to cover the risk of potential bad debts. Allowances for non-collectible accounts receivable, as a percent of gross accounts receivable, totaled 2.2 percent, 2.0 percent and 1.9 percent at the end of fiscal years 2016, 2015, and 2014, respectively.

Cash Flow — Investing Activities
Capital expenditures totaled $85.1 million, $63.6 million and $40.8 million in fiscal 2016, 2015, and 2014, respectively. The increase in capital expenditures of $21.5 million from fiscal 2015 to fiscal 2016 was driven primarily by payments related to the construction of a new facility in the United Kingdom for the purpose of consolidating manufacturing and distribution activities, as well as capital expenditures associated with product development and the opening of new DWR retail studio locations.

Proceeds from the sale of property and dealers increased to $10.7 million for fiscal 2016 as compared to $0.6 million for fiscal 2015. This increase was driven mainly by net cash proceeds received from the sale of a former manufacturing facility in the United Kingdom for $4.8 million and the divestiture of the company’s remaining 75 percent equity stake in its dealership in Australia for $2.7 million.

Outstanding commitments for future capital purchases at the end of fiscal 2016 were approximately $14.0 million. The company expects capital spending in fiscal 2017 to be between $80 million and $90 million. The capital spending will be allocated primarily to planned investments in product development and retail studio openings.

Included in the fiscal 2016, 2015 and 2014 investing activities are net cash outflows related to acquisitions. These amounts are summarized below:

(In millions)	2016	2015	2014
George Nelson Bubble Lamp Product Line	$3.6
Design Within Reach (DWR)		$154.0
Certain Assets of Dongguan Sun Hing Steel Furniture Factory Ltd (DGSH)			$6.7

Our net marketable securities transactions for fiscal 2016 yielded a $1.7 million use of cash. This compares to a $5.3 million source of cash and $0.3 million use of cash in fiscal 2015 and fiscal 2014, respectively.

Cash Flow — Financing Activities

	Fiscal Year Ended
(In millions, except share and per share data)	2016	2015	2014
Shares acquired	482,040	121,488	408,391
Cost of shares acquired	$14.1	$3.7	$12.7
Shares issued	655,705	501,277	1,040,255
Average cash received per share issued	$13.97	$15.48	$20.00
Cash dividends paid	$34.9	$33.3	$30.3

In fiscal 2016, cash used for financing activities was $106.5 million, as compared to cash provided by financing activities of $6.8 million in fiscal 2015. Cash outflows from net payments on the revolving credit facility were $68.0 million during fiscal 2016. By comparison, cash inflows from net borrowings on the revolving credit facility were $40.0 million during fiscal 2015.

Cash paid for the retirement of common stock was $14.1 million in the current year as compared to $3.7 million in the prior year. Additionally, in fiscal 2016 there was an increase in cash inflows from the issuance of shares related to stock-based compensation plans. The company received $9.2 million related to stock-based compensation plans in fiscal 2016 compared to $7.8 million in fiscal 2015.

Cash provided by financing activities was $6.8 million in fiscal 2015, as compared to cash used in financing activities of $22.4 million in fiscal 2014. Cash inflows from net borrowings on the revolving credit facility were $90.0 million during fiscal 2015. The company utilized a portion of these borrowings to pay off $50.0 million of Series A senior notes, which matured January 3, 2015.

Cash paid for the retirement of common stock was $3.7 million in fiscal 2015 as compared to $12.7 million in the prior year. Additionally, in fiscal 2015 there was a decrease in cash inflows from the issuance of shares related to stock-based compensation plans. The company received $7.8 million related to stock-based compensation plans in fiscal 2015 compared to $20.8 million in fiscal 2014.

Some minority shareholders in a subsidiary have the right, at certain times, to require the company to acquire a portion of their ownership interest in those entities at fair value. It is possible that within the next five years the company could be required to acquire this ownership interest. The fair value of this redeemable noncontrolling interest as of May 28, 2016 was $27.0 million and is included within "Redeemable noncontrolling interests" on the Consolidated Balance Sheets.

Sources of Liquidity
In addition to cash flows from operating activities, the company has access to liquidity through credit facilities, cash and cash equivalents and short-term investments. These sources have been summarized below. For additional information, see Note 5 to the consolidated financial statements.

(In millions, )	2016	2015
Cash and cash equivalents	$84.9	$63.7
Marketable securities	$7.5	$5.7
Availability under revolving lines of credit	$232.1	$164.5
At the end of fiscal 2016, the company had cash and cash equivalents of $84.9 million, including foreign cash and cash equivalents of $67.6 million. In addition, the company had foreign marketable securities of $7.5 million. The foreign subsidiary holding the company's marketable securities is taxed as a U.S. taxpayer at the company's election; consequently, for tax purposes, all U.S tax impacts for this subsidiary have been recorded. The company's intent is to permanently reinvest the foreign cash amounts outside the U.S. The company's plans do not demonstrate a need to repatriate these balances to fund U.S. operations. During fiscal 2016, the company repatriated $0.7 million of foreign earnings. During fiscal years 2015 and 2014 the company did not repatriate any undistributed foreign earnings.

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

Basis of Presentation and Correction of Immaterial Error

The company's fiscal year ends on the Saturday closest to May 31. The fiscal years ended May 28, 2016 , May 30, 2015, and May 31, 2014 each contained 52 weeks of operations.

In the second quarter of fiscal 2016, the company made an adjustment to correct an immaterial error related to the accrual for product warranties. As a result of this correction, the company adjusted Accrued warranty, Other noncurrent assets (to capture the impact of adjusting deferred taxes), and Retained earnings by $12.5 million, $4.7 million, and $7.8 million, respectively. The adjustment impacts the Condensed Consolidated Balance Sheets as of May 30, 2015, the Condensed Consolidated Statement of Stockholders’ Equity as of May 31, 2014, Note 13 - Warranties, Guarantees, and Contingencies, and Note 14 - Operating Segments. This correction had no impact on earnings or cash flows.

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

(In millions)	Payments due by fiscal year
	Total	2017	2018-2019	2020-2021	Thereafter
Long-term debt	221.9	—	149.9	72.0	—
Estimated interest on debt obligations (1)	30.5	12.9	12.3	5.3	—
Operating leases	318.0	38.9	72.7	59.2	147.2
Purchase obligations (2)	42.2	36.6	5.3	0.3	—
Pension plan funding (3)	1.1	0.5	0.1	0.1	0.4
Stockholder dividends (4)	8.8	8.8	—	—	—
Other (5)	20.6	1.8	3.7	4.3	10.8
Total	$643.1	$99.5	$244.0	$141.2	$158.4

(1) Estimated future interest payments on our outstanding debt obligations are based on interest rates as of May 28, 2016. Actual cash outflows may differ significantly due to changes in underlying interest rates and timing of principal payments.
(2) Purchase obligations consist of non-cancelable purchase orders and commitments for goods, services, and capital assets.
(3) Pension plan funding commitments are known for a 12-month period for those plans that are funded; unfunded pension and post-retirement plan funding amounts are equal to the estimated benefit payments. As of May 28, 2016, the total projected benefit obligation for our domestic and international employee pension benefit plans was $105.4 million.
(4) Represents the dividend payable as of May 28, 2016. Future dividend payments are not considered contractual obligations until declared.
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

Revenue Recognition
As described in the “Executive Overview,” the majority of our products and services are sold through one of six channels: independent and owned contract furniture dealers, direct to end customers, DWR retail studios, e-commerce, DWR direct-mail catalogs and independent retailers. We recognize revenue on sales to independent dealers, licensees, and retailers once the product is shipped and title passes to the buyer. When we sell product directly to the end customer or through owned dealers or retail studios, we recognize revenue once the product and services are delivered and installation thereof is substantially complete.

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

The accounts receivable allowance totaled $4.7 million and $3.8 million at May 28, 2016 and May 30, 2015, respectively. As a percentage of gross accounts receivable, these allowances totaled 2.2 percent and 2.0 percent for fiscal 2016 and fiscal 2015, respectively. The year-over-year increase in the allowance is primarily due customer specific reserves.

Goodwill and Indefinite-lived Intangibles
The carrying value of goodwill and indefinite-lived intangible assets as of May 28, 2016 and May 30, 2015, was $390.5 million and $388.3 million, respectively. Goodwill and indefinite-lived intangible assets are tested for impairment annually, or more frequently, if changes in circumstances or the occurrence of events suggest that impairment exists. The company performs the annual goodwill and indefinite-lived intangible assets impairment testing during the fourth quarter of the fiscal year.

The company completed the required annual goodwill impairment test in the fourth quarter of fiscal 2016, as of March 26, 2016, performing a combination of the qualitative assessment and the quantitative impairment test. For the reporting units that were tested under the qualitative assessment, the company determined that it was more likely than not that the goodwill of the reporting units were not impaired and thus, the two-step quantitative impairment test was unnecessary. For the reporting units that were tested under the quantitative impairment test, the company determined that the fair value of the reporting units exceeded the carrying amount and as such, the reporting units were not impaired and the second step of the impairment test was not necessary.

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

The company performs both qualitative and quantitative assessments to determine whether an indefinite-lived intangible asset is impaired. A qualitative assessment is performed first to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If, after considering the totality of events and circumstances, an entity determines it is more likely than not that an indefinite-lived intangible asset is not impaired, then calculating the fair value of such asset is unnecessary. The quantitative impairment test, when necessary, is based on the relief from royalty method to determine the fair value of the indefinite-lived intangible assets, which is both a market-based approach and an income-based approach. The relief from royalty method focuses on the level of royalty payments that the user of an intangible asset would have to pay a third party for the use of the asset if it were not owned by the user. This method involves estimating theoretical future after tax royalty payments based on the company's forecasted revenues attributable to the trade names. These payments are then discounted to present value utilizing a discount rate that considers the after-corporate tax required rate of return applicable to the asset. The projected revenues reflect the best estimate of management for the trade names; however, actual revenues could differ from our estimates.

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

There was no impairment indicated on indefinite-lived intangible assets in fiscal 2016 as a result of our impairment testing. During fiscal 2015, the company recognized pre-tax asset impairment expenses totaling $10.8 million associated with the POSH trade name. Although profitability associated with the POSH trade name increased as compared to fiscal 2014, forecasts developed during the fourth quarter of fiscal 2015 indicated that forecasts of revenue and profitability no longer supported the value of the trade name intangible asset.

In the fourth quarter of fiscal 2014, the company concluded that two trade names, Nemschoff and POSH, were impaired. The company recognized pre-tax asset impairment expenses totaling $21.4 million associated with the Nemschoff and POSH trade name intangibles for fiscal 2014. These impairment expenses were incurred due to the fact that the forecasted revenue and profitability for each business did not support the recorded fair value for the trade names.

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

Due to the acquisition of a manufacturing and distribution operation in Dongguan, China during fiscal 2014, the company decided not to pursue the construction of a new manufacturing and distribution facility on previously acquired property in Ningbo, China. The company evaluated the fair value of this property and recorded a pre-tax asset impairment of $4.0 million during the second quarter of fiscal 2014. During the third quarter of fiscal 2015, the company entered into an agreement for the sale of the property in Ningbo, China. Accordingly, an additional impairment was recorded to write down the land to its fair value, less estimated selling expenses, to an amount of $4.2 million. As the land meets the criteria to be designated as an asset held for sale, the value of the land has been classified as a current asset and included within "Other" on the Consolidated Balance Sheets for the period ended May 30, 2015. Subsequent to the end of fiscal 2015 the company completed the sale of the Ningbo property. See Note 17 to the Consolidated Financial Statements for additional information regarding this impairment charge.

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

Self-Insurance Reserves

With the assistance of independent actuaries, reserves are established for workers' compensation and general liability exposures. The reserves are established based on expected future claims for incurred losses. The company also establishes reserves for health, prescription drugs, and dental benefit exposures based on historical claims information along with certain assumptions about future trends. The methods and assumptions used to determine the liabilities are applied consistently, although actual claims experience can vary. The company also maintains insurance coverage for certain risk exposures through traditional, premium-based insurance policies. The company's health benefits retention level does not include an aggregate stop loss policy. The company's retention levels designated within significant insurance arrangements as of May 28, 2016, are as follows.

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

•
Discount Rate — This assumption is established at the end of the fiscal year based on high-quality corporate bond yields. The company utilizes the services of an independent actuarial firm to assist in determining the rate. Future expected actuarially determined cash flows for the company's domestic pension, international pension and post-retirement medical plans are individually discounted at the spot rates under the Mercer Yield Curve to arrive at the plan’s obligations as of the measurement date.

Effective May 28, 2016, the company changed the method it uses to estimate the interest component of net periodic benefit cost for pension and other postretirement benefits. Historically, the company has estimated the interest cost component utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. The company has elected to utilize a full yield curve approach in the estimation of interest cost by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. The company has made this change to provide a more precise measurement of interest cost by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. The company accounted for this change as a change in accounting estimate and accordingly will account for it prospectively. The company estimates the impact of this change on the consolidated earnings for fiscal 2017 will be a reduction of the interest cost component of net periodic benefit cost of approximately $0.4 million. For fiscal 2016, the use of the full yield curve approach did not impact how the company measured the total benefit obligations at year end or the annual net periodic benefit cost as any change in the interest cost component is completely offset by the actuarial gain or loss measured at year end, which is immediately recognized in the income statement. Accordingly, this change in estimate did not impact the Consolidated Statement of Comprehensive Income for the fiscal year ended May 28, 2016.

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

While this assumption represents the long-term market return expectation, actual asset returns can and do differ from year-to-year. Such differences give rise to actuarial gains and losses. In years where actual market returns are lower than the assumed rate, an actuarial loss is generated. Conversely, an actuarial gain results when actual market returns exceed the assumed rate in a given year. As of May 28, 2016, and May 30, 2015, the net actuarial loss associated with the employee pension and post-retirement benefit plans totaled approximately $39.4 million and $43.0 million, respectively.

Changes in the discount rate and return on assets can have a significant effect on the expense and obligations related to our pension plans. The company cannot accurately predict these changes in discount rates or investment returns and, therefore, cannot reasonably estimate whether adjustments to the expense or obligation in subsequent years will be significant. Both the May 28, 2016 pension funded status and 2017 expense are affected by year-end 2016 discount rate and expected return on assets assumptions. Any change to these assumptions will be specific to the time periods noted and may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown.

The effect of the indicated increase/(decrease) in discount rates and expected return on assets is shown below:

(In millions)
Assumption	1 Percent Change	2017 Expense		May 28, 2016 Obligation
		U.S.	International	U.S.	International
Discount rate	+/- 1.0	—	$ (1.2) / 1.5	$ (0.4) / 0.5	$ (16.8) / 22.2
Expected return on assets	+/- 1.0	—	$ (0.9) / 0.9	—	—

For purposes of determining annual net pension expense, the company uses a calculated method for determining the market-related value of plan assets. Under this method, the company recognizes the change in fair value of plan assets systematically over a five-year period. Accordingly, a portion of the net actuarial loss is deferred. As of May 28, 2016, the deferred net actuarial loss (i.e. the portion of the total net actuarial loss not subject to amortization) was $3.7 million.

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

•
Expected Volatility — This represents a measure, expressed as a percentage, of the expected fluctuation in the market price of the company's common stock. As a point of reference, a high volatility percentage would assume a wider expected range of market returns for a particular security. All other assumptions held constant, this would yield a higher stock option valuation than a calculation using a lower measure of volatility. In measuring the fair value of the majority of stock options issued during fiscal 2016, we utilized an expected volatility of 33 percent. Options related to the Herman Miller Consumer Holdings (HMCH) Stock Option Plan are classified as a liability within the Consolidated Balance Sheets. As of May 28, 2016, an expected volatility of 35 percent was used in the year end liability valuation.

•
Expected Term of Options — This assumption represents the expected length of time between the grant date of a stock option and the date at which it is exercised (option life). The company assumed an average expected term of 4.0 years in calculating the fair values of the majority of stock options issued during fiscal 2016. For the HMCH Stock Option Plan, we utilized an average expected term of 3.1 years in the year end liability valuation.

Refer to Note 9 of the Consolidated Financial Statements for further discussion on our stock-based compensation plans.

Contingencies
In the ordinary course of business, the company encounters matters that raise the potential for contingent liabilities. In evaluating these matters for accounting treatment and disclosure, the company is required to apply judgment to determine the probability that a liability has been incurred. The company is also required to measure, if possible, the dollar value of such liabilities in determining whether or not recognition in our financial statements is required. This process involves the use of estimates which may differ from actual outcomes. Refer to Note 13 of the Consolidated Financial Statements for more information relating to contingencies.

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

Direct Material Costs
The company is exposed to risks arising from price changes for certain direct materials and assembly components used in its operations. The largest of such costs incurred by the company are for steel, plastics, textiles, wood particleboard, and aluminum components. The impact from changes in all commodity prices decreased the company's costs by approximately $20 million during fiscal 2016 compared to the prior year. The impact from changes in commodity prices decreased the company's costs by approximately $0.4 million during fiscal 2015 as compared to fiscal 2014.

The market prices for commodities will fluctuate over time and the company acknowledges that such changes are likely to impact its costs for key direct materials and assembly components. Consequently, it views the prospect of such changes as an outlook risk to the business.

Foreign Exchange Risk
The company primarily manufactures its products in the United States, United Kingdom, China and India. It also sources completed products and product components from outside the United States. The company's completed products are sold in numerous countries around the world. Sales in foreign countries as well as certain expenses related to those sales are transacted in currencies other than the company's reporting currency, the U.S. dollar. Accordingly, production costs and profit margins related to these sales are effected by the currency exchange relationship between the countries where the sales take place and the countries where the products are sourced or manufactured. These currency exchange relationships can also impact the company's competitive positions within these markets.

In the normal course of business, the company enters into contracts denominated in foreign currencies. The principal foreign currencies in which the company conducts its business are the British pound sterling, euro, Canadian dollar, Japanese yen, Mexican peso, Hong Kong dollar and Chinese renminbi. As of May 28, 2016, the company had outstanding, sixteen forward currency instruments designed to offset either net asset or net liability exposure that is denominated in non-functional currencies. One forward contract was placed to offset a 52.9 million Hong Kong dollar-denominated net asset exposure. Two forward contracts were placed to offset a 9.3 million euro-denominated net asset exposure. Five forward contracts were placed to offset a 13.6 million U.S. dollar-denominated net asset exposure. One forward contract was placed to offset a 6.6 million South African rand-denominated net asset exposure. One forward contract was placed to offset a 0.7 million Canadian dollar-denominated net asset exposure. One forward contract was placed to offset a 1.0 million euro-denominated net liability exposure. Five forward contracts were placed to offset a 13.1 million U.S.dollar-denominated net liability exposure.

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

A net loss of $0.7 million, $2.1 million and $1.2 million related to the cost of the foreign currency hedges and remeasuring all foreign currency transactions into the appropriate functional currency was included in net earnings for the years ended May 28, 2016, May 30, 2015 and May 31, 2014, respectively. These amounts are included in “Other Expenses (Income)” in the Consolidated Statements of Comprehensive Income. Additionally, the cumulative effect of translating the balance sheet and income statement accounts from the functional currency into the United States dollar increased the accumulated comprehensive loss component of total stockholders' equity by $8.8 million as of the end of fiscal 2016 and increased the accumulated comprehensive loss component of total stockholders' equity by $9.7 million as of the end of fiscal 2015. During fiscal 2014, the effect decreased the accumulated comprehensive income loss component of total stockholders' equity by $2.9 million.

Interest Rate Risk
The company maintains fixed-rate debt for which changes in interest rates generally affect fair market value but not earnings or cash flows. Expected cash outflows (notional amounts) over the next five years and thereafter related to debt instruments are as follows.

(In millions)	2017	2018	2019	2020	2021	Thereafter	Total
Long-Term Debt:
Fixed rate	$—	$149.9	$—	$—	$50.0	$—	$199.9
Weighted average interest rate = 6.31%
Variable rate
Weighted average interest rate = 1.28%	$—	$—	$—	$22.0	$—	$—	$22.0

Item 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Herman Miller, Inc.
Consolidated Statements of Comprehensive Income

	Fiscal Years Ended
(In millions, except per share data)	May 28, 2016	May 30, 2015	May 31, 2014
Net sales	$2,264.9	$2,142.2	$1,882.0
Cost of sales	1,390.7	1,350.8	1,251.0
Gross margin	874.2	791.4	631.0
Operating expenses:
Selling, general, and administrative	585.6	543.9	564.3
Restructuring and impairment expenses	—	12.7	26.5
Design and research	77.1	71.4	65.9
Total operating expenses	662.7	628.0	656.7
Operating earnings (loss)	211.5	163.4	(25.7)
Other expenses (income):
Interest expense	15.4	17.5	17.6
Interest and other investment income	(0.8)	(0.6)	(0.4)
Other, net	0.3	1.3	0.5
Net other expenses	14.9	18.2	17.7
Earnings (loss) before income taxes	196.6	145.2	(43.4)
Income tax expense (benefit)	59.5	47.2	(21.2)
Equity earnings from nonconsolidated affiliates, net of tax	0.4	0.1	0.1
Net earnings (loss)	137.5	98.1	(22.1)
Net earnings attributable to noncontrolling interests	0.8	0.6	—
Net earnings (loss) attributable to Herman Miller, Inc.	$136.7	$97.5	$(22.1)

Earnings (loss) per share — basic	$2.28	$1.64	$(0.37)
Earnings (loss) per share — diluted	$2.26	$1.62	$(0.37)

Other comprehensive income (loss):
Foreign currency translation adjustments (net of tax of ($0.3), $0.3, and $ - )	$(8.8)	$(9.7)	$2.9
Pension and post-retirement liability adjustments (net of tax of ($1.4), $2.2 and $(50.9))	0.5	(8.6)	83.5
Total other comprehensive income (loss)	(8.3)	(18.3)	86.4
Comprehensive income	129.2	79.8	64.3
Comprehensive income attributable to noncontrolling interests	0.8	0.6	—
Comprehensive income attributable to Herman Miller, Inc.	$128.4	$79.2	$64.3

Herman Miller, Inc.
Consolidated Balance Sheets

(In millions, except share and per share data)	May 28, 2016	May 30, 2015
Assets
Current Assets:
Cash and cash equivalents	$84.9	$63.7
Marketable securities	7.5	5.7
Accounts and notes receivable, less allowances of $4.7 in 2016 and $3.8 in 2015	211.0	189.6
Inventories, net	128.2	129.6
Deferred income taxes	—	32.0
Prepaid taxes	20.4	10.0
Other	28.5	32.9
Total Current Assets	480.5	463.5

Property and Equipment:
Land and improvements	24.1	21.4
Buildings and improvements	205.7	188.9
Machinery and equipment	645.3	610.1
Construction in progress	53.9	48.2
Gross Property and Equipment	929.0	868.6
Less: Accumulated depreciation	(648.9)	(619.1)
Net Property and Equipment	280.1	249.5
Goodwill	305.3	303.1
Indefinite-lived intangibles	85.2	85.2
Other amortizable intangibles, net	50.8	52.3
Other assets	33.3	39.1
Total Assets	$1,235.2	$1,192.7

Liabilities, Redeemable Noncontrolling Interests, and Stockholders' Equity
Current Liabilities:
Accounts payable	$165.6	$164.7
Accrued compensation and benefits	85.2	66.6
Accrued warranty	43.9	39.3
Unearned revenue	35.4	32.0
Other accrued liabilities	59.9	60.8
Total Current Liabilities	390.0	363.4

Long-term debt	221.9	289.8
Pension and post-retirement benefits	25.8	27.8
Other liabilities	45.8	61.0
Total Liabilities	683.5	742.0

Redeemable noncontrolling interests	27.0	30.4
Stockholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized, none issued)	—	—
Common stock, $0.20 par value (240,000,000 shares authorized, 59,868,276 and 59,694,611 shares issued and outstanding in 2016 and 2015, respectively)	12.0	11.9
Additional paid-in capital	142.7	135.1
Retained earnings	435.3	330.2
Accumulated other comprehensive loss	(64.5)	(56.2)
Key executive deferred compensation	(1.1)	(1.2)
Herman Miller, Inc. Stockholders' Equity	524.4	419.8
Noncontrolling interests	0.3	0.5
Total Stockholders' Equity	524.7	420.3
Total Liabilities, Redeemable Noncontrolling Interests, and Stockholders' Equity	$1,235.2	$1,192.7

Herman Miller, Inc.
Consolidated Statements of Stockholders' Equity

	Fiscal Years Ended
	May 28, 2016	May 30, 2015	May 31, 2014
Preferred Stock
Balance at beginning of year and end of year	$—	$—	$—
Common Stock
Balance at beginning of year	$11.9	$11.9	$11.7
Restricted stock units released	0.1	—	0.2
Balance at end of year	$12.0	$11.9	$11.9
Additional Paid-in Capital
Balance at beginning of year	$135.1	$122.4	$102.9
Exercise of stock options	6.6	5.7	18.8
Repurchase and retirement of common stock	(14.1)	(3.7)	(12.7)
Employee stock purchase plan	2.0	1.8	1.8
Stock grant compensation expense	—	0.1	0.2
Stock option compensation expense	1.9	1.2	2.3
Performance stock units compensation expense	6.5	3.3	3.0
Excess tax benefit for stock-based compensation	0.8	0.4	0.5
Restricted stock units released	3.4	4.0	5.4
Deferred compensation plan	(0.1)	(0.5)	(0.2)
Directors' fees	0.6	0.4	0.4
Balance at end of year	$142.7	$135.1	$122.4
Retained Earnings
Balance at beginning of year	$330.2	$269.6	$323.3
Net income attributable to Herman Miller, Inc.	136.7	97.5	(22.1)
Dividends declared on common stock (per share - 2016: $0.59; 2015: $0.56; 2014: $0.53)	(35.6)	(33.6)	(31.6)
Noncontrolling interests redemption value adjustment	4.0	(3.3)	—
Balance at end year	$435.3	$330.2	$269.6
Accumulated Other Comprehensive Loss
Balance at beginning of year	$(56.2)	$(37.9)	$(124.3)
Other comprehensive income (loss)	(8.3)	(18.3)	86.4
Balance at end of year	$(64.5)	$(56.2)	$(37.9)
Key Executive Deferred Compensation
Balance at beginning of year	$(1.2)	$(1.7)	$(1.9)
Deferred compensation plan	0.1	0.5	0.2
Balance at end of year	$(1.1)	$(1.2)	$(1.7)
Herman Miller, Inc. Stockholders' Equity	$524.4	$419.8	$364.3
Noncontrolling Interests
Balance at beginning of year	$0.5	$—	$—
Initial origination of noncontrolling interests	—	6.0	—
Net income attributable to noncontrolling interests	0.3	0.1	—
Deconsolidation of entity with noncontrolling interests	(0.5)	—	—
Stock-based compensation expense	—	0.2	—
Purchase of noncontrolling interests	—	(5.8)	—
Balance at end of year	$0.3	$0.5	$—
Total Stockholders' Equity	$524.7	$420.3	$364.3

Herman Miller, Inc.
Consolidated Statements of Cash Flows

	Fiscal Years Ended
(In millions)	May 28, 2016	May 30, 2015	May 31, 2014
Cash Flows from Operating Activities:
Net earnings (loss)	$137.5	$98.1	$(22.1)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities	72.9	69.6	112.2
Net Cash Provided by Operating Activities	210.4	167.7	90.1

Cash Flows from Investing Activities:
Marketable securities purchases	(7.8)	—	(5.2)
Marketable securities sales	6.1	5.3	4.9
Capital expenditures	(85.1)	(63.6)	(40.8)
Proceeds from sales of property and dealers	10.7	0.6	1.3
Acquisitions, net of cash received	(3.6)	(154.0)	(6.7)
Other, net	(1.1)	(1.9)	(1.7)
Net Cash Used for Investing Activities	(80.8)	(213.6)	(48.2)

Cash Flows from Financing Activities:
Repayments of long-term debt	—	(50.0)	—
Proceeds from credit facility	800.8	796.7	—
Repayments of credit facility	(868.8)	(706.7)	—
Dividends paid	(34.9)	(33.3)	(30.3)
Common stock issued	9.2	7.8	20.8
Common stock repurchased and retired	(14.1)	(3.7)	(12.7)
Excess tax benefits from stock-based compensation	1.4	0.7	1.1
Payment of contingent consideration obligation	—	—	(1.3)
Purchase of noncontrolling interests	—	(5.8)	—
Other, net	(0.1)	1.1	—
Net Cash Provided by (Used for) Financing Activities	(106.5)	6.8	(22.4)
Effect of exchange rate changes on cash and cash equivalents	(1.9)	1.3	(0.7)
Net Increase (Decrease) in Cash and Cash Equivalents	21.2	(37.8)	18.8
Cash and cash equivalents, Beginning of Year	63.7	101.5	82.7
Cash and Cash Equivalents, End of Year	84.9	63.7	101.5

Other Cash Flow Information
Interest paid	13.4	16.9	15.6
Income taxes paid, net of cash received	$57.6	$48.5	$34.5

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

Fiscal Year
The company's fiscal year ends on the Saturday closest to May 31. The fiscal years ended May 28, 2016, May 30, 2015, and May 31, 2014 each contain 52 weeks.

Foreign Currency Translation
The functional currency for most of the foreign subsidiaries is their local currency. The cumulative effects of translating the balance sheet accounts from the functional currency into the United States dollar using fiscal year-end exchange rates and translating revenue and expense accounts using average exchange rates for the period is reflected as a component of “Accumulated other comprehensive loss” in the Consolidated Balance Sheets. The financial statement impact of remeasuring all foreign currency transactions into the appropriate functional currency resulted in a net loss of $0.7 million, $2.1 million, and $1.2 million for the fiscal years ended May 28, 2016, May 30, 2015, and May 31, 2014, respectively. These amounts are included in “Other, net” in the Consolidated Statements of Comprehensive Income.

Cash Equivalents
The company holds cash equivalents as part of its cash management function. Cash equivalents include money market funds, time deposit investments, and treasury bills with original maturities of less than three months. The carrying value of cash equivalents, which approximates fair value, totaled $7.5 million and $9.1 million as of May 28, 2016 and May 30, 2015, respectively. All cash equivalents are high-credit quality financial instruments, and the amount of credit exposure to any one financial institution or instrument is limited.

Marketable Securities
The company maintains a portfolio of marketable securities primarily comprised of mutual funds. These investments are held by the company's wholly owned insurance captive and are considered “available-for-sale” securities. Accordingly, they have been recorded at fair value based on quoted market prices, with the resulting net unrealized holding gains or losses reflected net of tax as a component of “Accumulated other comprehensive loss” in the Consolidated Balance Sheets.

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

Inventories
Inventories are valued at the lower of cost or market and include material, labor, and overhead. Inventory cost is determined using the last-in, first-out (LIFO) method at manufacturing facilities in Michigan, whereas inventories of the company's other locations are valued using the first-in, first-out (FIFO) method. The company establishes reserves for excess and obsolete inventory based on prevailing circumstances and judgment for consideration of current events, such as economic conditions, that may affect inventory. The reserve required to record inventory at lower of cost or market may be adjusted in response to changing conditions. Further information on the company's recorded inventory balances can be found in Note 3 of the Consolidated Financial Statements.

Property, Equipment, and Depreciation
Property and equipment are stated at cost. The cost is depreciated over the estimated useful lives of the assets using the straight-line method. Estimated useful lives range from 3 to 10 years for machinery and equipment and do not exceed 40 years for buildings. Leasehold improvements are depreciated over the lesser of the lease term or the useful life of the asset. We capitalize certain costs incurred in connection with the development, testing, and installation of software for internal use. Software for internal use is included in property and equipment and is depreciated over an estimated useful life not exceeding 5 years. Depreciation and amortization expense is included in the Consolidated Statements of Comprehensive Income in the "Cost of sales", "Selling, general and administrative", and "Design and research" line items.

As of the end of fiscal 2016, outstanding commitments for future capital purchases approximated $14.0 million.

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

Intangible assets with indefinite useful lives are not subject to amortization and are evaluated annually for impairment, or more frequently, when events or changes in circumstances indicate that the fair value of an intangible asset may not be recoverable. The company utilizes the relief from royalty methodology to test for impairment. The primary assumptions for the relief from royalty method include revenue forecasts, royalty rates, and discount rates. The company measures and records an impairment loss for the excess of the carrying value of the asset over its fair value. The company's indefinite-lived intangible assets consist of certain trade names valued at approximately $85.2 million as of the end of both fiscal year 2016 and 2015. These assets have indefinite useful lives.

The company recognized asset impairment expense totaling $10.8 million associated with the POSH trade name for the fiscal year 2015, which was recorded within the "Corporate" category within segment reporting. The POSH trade name asset is included within the ELA Furniture Solutions segment and as of the end of fiscal 2015, the carrying value was zero. During the fiscal year 2014, the company recorded impairment expenses of $21.4 million associated with the Nemschoff and POSH trade names. These impairment expenses are recorded in the "Restructuring and impairment expenses" line item within the Consolidated Statements of Comprehensive Income and are included in the "Corporate" category within the segment reporting. The trade name assets represent level 3 fair value measurements and these assets are recorded at fair value only if an impairment charge is recognized.

Goodwill and other indefinite-lived assets included in the Consolidated Balance Sheets consist of the following:

(In millions)	Goodwill	Indefinite-lived Intangible Assets	Total Goodwill and Indefinite-lived Intangible Assets
Balance, May 31, 2014	228.2	40.9	269.1
Foreign currency translation adjustments	(0.7)	—	(0.7)
DWR Acquisition	75.6	55.1	130.7
Impairment charges	—	(10.8)	(10.8)
Balance, May 30, 2015	$303.1	$85.2	$388.3
Foreign currency translation adjustments	(0.4)	—	(0.4)
Sale of owned dealer	(0.6)	—	(0.6)
Acquisition of George Nelson Bubble Lamp product line	3.2	—	3.2
Balance, May 28, 2016	305.3	85.2	390.5

Goodwill and indefinite-lived intangible assets stemming from the acquisition of Design Within Reach ("DWR") in fiscal 2015 and the George Nelson Bubble Lamp Product Line in fiscal 2016 are included within the Consumer reportable segment.

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

During the third quarter of fiscal 2015, the company entered into an agreement for the sale of the property in Ningbo, China, and subsequent to the end of fiscal 2015, the company completed the sale of the Ningbo property for cash consideration of approximately $4.2 million.

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

	May 28, 2016
(In millions)	Patent and Trademarks	Customer Relationships	Other	Total
Gross carrying value	$19.8	$55.7	$7.5	$83.0
Accumulated amortization	12.3	15.9	4.0	32.2
Net	$7.5	$39.8	$3.5	$50.8

	May 30, 2015
	Patent and Trademarks	Customer Relationships	Other	Total
Gross carrying value	$18.8	$55.3	$5.0	$79.1
Accumulated amortization	11.7	12.0	3.1	26.8
Net	$7.1	$43.3	$1.9	$52.3

The company amortizes these assets over their remaining useful lives using the straight-line method over periods ranging from 1.5 years to 20 years or on an accelerated basis to reflect the expected realization of the economic benefits. It is estimated that the weighted-average remaining useful life of patents and trademarks is approximately 5.5 years and the weighted-average remaining useful life of customer relationships is 10 years.

Estimated amortization expense on existing amortizable intangible assets as of May 28, 2016, for each of the succeeding five fiscal years is as follows:

(In millions)
2017	$6.3
2018	$6.3
2019	$5.7
2020	$5.7
2021	$5.7

Self-Insurance
The company is partially self-insured for general liability, workers' compensation, and certain employee health and dental benefits under insurance arrangements that provide for third-party coverage of claims exceeding the company's loss retention levels. The company's health benefit retention levels do not include an aggregate stop loss policy. The company's retention levels designated within significant insurance arrangements as of May 28, 2016, are as follows:

(In millions)	Retention Level (per occurrence)
General liability and auto liability/physical damage	$1.00
Workers' compensation and property	$0.75

The company accrues for its self-insurance arrangements based on actuarially-determined liabilities, which are recorded in “Other liabilities” in the Consolidated Balance Sheets. The value of the liability as of May 28, 2016 and May 30, 2015 was $10.6 million and $9.5 million, respectively. The actuarial valuations are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as legal actions, medical costs, and changes in actual experience could cause these estimates to change. The general and workers' compensation liabilities are managed through the company's wholly-owned insurance captive.

Redeemable Noncontrolling Interests
Certain minority shareholders in the company's subsidiary Herman Miller Consumer Holdings, Inc. have the right, at specified times over a period of five years, to require the company to acquire portions of their ownership interest in those entities at fair value. Their interests in these subsidiaries are classified outside permanent equity in the Consolidated Balance Sheets and are carried at the current estimated redemption amounts.

The redemption amounts have been estimated based on the fair value of the subsidiary, which was determined based on a weighting of the discounted cash flow and market methods. The discounted cash flow analysis used the present value of projected cash flows and a residual value. To determine the discount rate for the discounted cash flow method, a market-based approach was used to select the discount rates used. Market multiples for comparable companies were used for the market method of valuation. The fair value of the subsidiary is sensitive to changes in projected revenues and costs, the discount rate, and the forward multiples of the comparable companies.

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

Research, Development, and Other Related Costs
Research, development, pre-production, and start-up costs are expensed as incurred. Research and development ("R&D") costs consist of expenditures incurred during the course of planned research and investigation aimed at discovery of new knowledge useful in developing new products or processes. R&D costs also include the significant enhancement of existing products or production processes and the implementation of such through design, testing of product alternatives, or construction of prototypes. R&D costs included in “Design and research” expense in the accompanying Consolidated Statements of Comprehensive Income are $62.4 million, $56.7 million, and $53.9 million, in fiscal 2016, 2015, and 2014, respectively.

Royalty payments made to designers of the company's products as the products are sold are a variable cost based on product sales. These expenses totaled $14.7 million, $14.7 million, and $12.0 million in fiscal years 2016, 2015, and 2014 respectively. They are included in "Design and research" expense in the accompanying Consolidated Statements of Comprehensive Income.

Customer Payments and Incentives
We offer various sales incentive programs to our customers, such as rebates and discounts. Programs such as rebates and discounts are adjustments to the selling price and are therefore characterized as a reduction to net sales.

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

Cost of Sales
We include material, labor, and overhead in cost of sales. Included within these categories are items such as freight charges, warehousing costs, internal transfer costs, and other costs of our distribution network.

Selling, General, and Administrative

We include costs not directly related to the manufacturing of our products in the "Selling, general, and administrative" line item within the Consolidated Statements of Comprehensive Income. Included in these expenses are items such as compensation expense, rental expense, warranty expense, and travel and entertainment expense.

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

Earnings per Share
Basic earnings per share (EPS) excludes the dilutive effect of common shares that could potentially be issued, due to the exercise of stock options or the vesting of restricted shares, and is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing net earnings by the sum of the weighted-average number of shares outstanding, plus all dilutive shares that could potentially be issued. The company also evaluates the impact on EPS of all participating securities under the two-class method. Refer to Note 8 of the Consolidated Financial Statements for further information regarding the computation of EPS.

Comprehensive Income
Comprehensive income consists of net earnings, foreign currency translation adjustments, unrealized holding gain (loss) on available-for-sale securities and pension liability adjustments. Refer to Note 15 of the Consolidated Financial Statements for further information regarding comprehensive income.

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

Fair Value
The company classifies and discloses its fair value measurements in one of the following three categories:

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

The notional amounts of the forward contracts held to purchase and sell U.S. dollars in exchange for other major international currencies were $64.3 million and $34.7 million as of May 28, 2016 and May 30, 2015, respectively. The notional amounts of the foreign currency forward contracts held to purchase and sell British pound sterling in exchange for other major international currencies were £31.2 million and £18.0 million as of May 28, 2016 and May 30, 2015, respectively. The company also has other forward contracts related to other currency pairs at varying notional amounts.

The effects of derivative instruments on the consolidated financial statements were as follows for the fiscal years ended 2016 and 2015 (amounts presented exclude any income tax effects):

Fair Value of Derivative Instruments in Consolidated Balance Sheets

(In millions)	Balance Sheet Location	May 28, 2016	May 30, 2015
Foreign currency forward contracts	Current Assets: Other	$0.5	$0.7
Foreign currency forward contracts	Current Liabilities: Other Accrued Liabilities	$0.8	$0.2

Effects of Derivative Instruments on Income

(In millions)		Fiscal Year
	Statement of Comprehensive Income Location	May 28, 2016	May 30, 2015	May 31, 2014
(Gain)/loss recognized on foreign currency forward contracts	Other expenses (income): Other, net	$(0.7)	$(2.1)	$(0.1)

New Accounting Standards

Recently Adopted Accounting Standards
Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
Balance Sheet Classification of Deferred Taxes	The standard requires that deferred tax liabilities and assets, as well as any related valuation allowance, be classified as non-current in a classified statement of financial position.	November 28, 2015
The company adopted the accounting standard prospectively beginning in the second quarter of fiscal 2016. As such, the prior period was not retrospectively adjusted. As of November 28, 2015 and forward, deferred tax liabilities and assets are presented as non-current.

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

Improvements to Employee Share-Based Payment Accounting
The standard simplifies several aspects of the accounting for share-based payment awards to employees, including the accounting for income taxes, forfeitures, statutory tax withholding requirements and classification in the statement of cash flows. Different adoption methodologies exist (retrospectively, modified-retrospectively, or prospectively) for the various different features of the standard being updated.
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
		June 3, 2018	The company is currently evaluating the possible adoption methodologies and the implications of adoption on the consolidated financial statements.

Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities
The standard provides guidance for the measurement, presentation and disclosure of financial assets and liabilities. The standard requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any change in fair value in net income. The standard does not permit early adoption and at adoption a cumulative-effect adjustment to beginning retained earnings should be recorded.
		June 3, 2018	The company is currently evaluating the impact of adopting this guidance.

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

Correction of Immaterial Error
In the second quarter of fiscal 2016, the company made an adjustment to correct an immaterial error related to the accrual for product warranties. As a result of this correction, the company adjusted Accrued warranty, Other noncurrent assets (to capture the impact of adjusting deferred taxes), and Retained earnings by $12.5 million, $4.7 million, and $7.8 million, respectively. The adjustment impacts the Consolidated Balance Sheets as of May 30, 2015, the Consolidated Statement of Stockholders’ Equity as of May 31, 2014, Note 13 - Warranties, Guarantees, and Contingencies, and Note 14 - Operating Segments. This correction had no impact on earnings or cash flows.

2. Acquisitions and Divestitures

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

The assets acquired included an exclusive manufacturing agreement and customer relationships with fair values of $2.5 million and $0.6 million, respectively, each having a useful life of 10 years. The excess of the purchase consideration over the fair value of the net assets acquired was $3.2 million and recognized as goodwill within the Consumer reportable segment. The total amount of this goodwill is deductible for tax purposes and the impact on net sales and net earnings during the fiscal year was nominal. The company has finalized the purchase accounting for the acquisition of the George Nelson Bubble Lamp product line.

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

The company purchased an ownership interest in DWR equal to approximately 81 percent for $155.2 million in cash. Subsequent to the initial transaction, the company acquired an additional 4 percent of DWR stock from the remaining public shareholders for approximately $5.8 million in cash, all of which was paid during the first and second quarters of fiscal 2015. The remaining 15 percent of DWR stock was contributed by DWR executives into the newly formed consumer business subsidiary and the company contributed the assets of the existing Herman Miller Consumer business. After these transactions, the redeemable noncontrolling interests in the newly formed subsidiary, known as Herman Miller Consumer Holdings, Inc. ("HMCH"), were approximately 7 percent. The remaining HMCH shareholders have a put option to require the company to purchase their remaining interest over a five years period from the date of issuance of such shares. As a result, these noncontrolling interests are not included within Stockholders' Equity within the Condensed Consolidated Balance Sheets, but rather are included within Redeemable noncontrolling interests.

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

Other intangible assets acquired as a result of the acquisition of DWR were valued at $68.5 million. These amounts are reflected in the values presented in the following table:

Intangible Assets Acquired from the DWR Acquisition
(In millions)	Fair Value	Useful Life
Trade Names and Trademarks	$55.1	Indefinite
Exclusive Distribution Agreements	0.2	1.5 years
Customer Relationships	12.0	10 - 16 years
Product Development Designs	1.2	7 years
Total Intangible Assets Acquired	$68.5

3. Inventories

(In millions)	May 28, 2016	May 30, 2015
Finished goods and work in process	$102.1	$106.5
Raw materials	26.1	23.1
Total	$128.2	$129.6

Inventories valued using LIFO amounted to $22.8 million and $22.3 million as of May 28, 2016 and May 30, 2015, respectively. If all inventories had been valued using the first-in first-out method, inventories would have been $140.4 million and $142.1 million at May 28, 2016 and May 30, 2015, respectively.

4. Investments in Nonconsolidated Affiliates

The company had an ownership interest in four nonconsolidated affiliates at May 28, 2016. Refer to the company's ownership percentages shown below:

Ownership Interest	May 28, 2016	May 30, 2015
Kvadrat Maharam Arabia DMCC	50.0%	50.0%
Kvadrat Maharam Pty Limited	50.0%	50.0%
Kvadrat Maharam Turkey JSC	50.0%	50.0%
Danskina B.V.	50.0%	50.0%

The Kvadrat Maharam nonconsolidated affiliates are distribution entities that are engaged in selling decorative upholstery, drapery, and wall covering products. Danskina B.V. is a manufacturer and distributor of designer rugs and floor covering products.

At May 28, 2016, the company's investment value in Kvadrat Maharam Pty was $1.8 million more than the company's proportionate share of the underlying net assets ($1.9 million more at May 30, 2015). This difference was driven by a step-up in fair value of the investment in Kvadrat Maharam Pty, stemming from the Maharam business combination. This amount is considered to be a permanent basis difference.

At May 28, 2016 and May 30, 2015 the company's investment value in Danskina B.V. was $1.1 million more than the company's proportionate share of the underlying net assets. This amount represents the difference in value between the capital contribution made to the joint venture by Maharam and the proportionate share of equity received. This amount is considered to be a permanent basis difference.

The company's investment in its nonconsolidated affiliates was $4.2 million at May 28, 2016 and $4.2 million at May 30, 2015. The company's proportionate share of equity earnings from these companies was $0.4 million for the year ended May 28, 2016, $0.1 million for the year ended May 30, 2015 and $0.1 million for the year ended May 31, 2014.

For the year ended May 28, 2016, sales to nonconsolidated affiliates were $2.5 million and purchases from nonconsolidated affiliates were $0.9 million. Receivables from nonconsolidated affiliates were $0.4 million and payables to nonconsolidated affiliates were $0.1 million as of May 28, 2016.

For the year ended May 30, 2015, sales to nonconsolidated affiliates were $2.5 million and purchases from nonconsolidated affiliates were $0.5 million. Receivables from nonconsolidated affiliates were $0.4 million and payables to nonconsolidated affiliates were $0.1 million as of May 30, 2015.

For the year ended May 31, 2014, sales to nonconsolidated affiliates were $1.7 million and purchases from nonconsolidated affiliates were $0.4 million.

5. Long-Term Debt

Long-term debt consisted of the following obligations:

(In millions)	May 28, 2016	May 30, 2015
Series B senior notes, 6.42%, due January 3, 2018	$149.9	$149.8
Debt securities, 6.0%, due March 1, 2021	50.0	50.0
Syndicated Revolving Line of Credit, due July 2019	22.0	90.0
Total	$221.9	$289.8

On January 3, 2015, $50.0 million of the company’s Series A senior notes became due and payable. This debt was paid through the use of borrowings on the company’s revolving line of credit.

During the first quarter of fiscal 2015, the company entered into a third amendment and restatement of its syndicated revolving line of credit, which provides the company with up to $250 million in revolving variable interest borrowing capacity and includes an "accordion feature" allowing the company to increase, at its option and subject to the approval of the participating banks, the aggregate borrowing capacity of the facility by $125 million. The facility expires in July 2019 and outstanding borrowings bear interest at rates based on the prime rate, federal funds rate, LIBOR, or negotiated rates as outlined in the agreement. Interest is payable periodically throughout the period if borrowings are outstanding. As of May 28, 2016, the total debt outstanding related to borrowings against this facility was $22.0 million. Of the borrowings against this facility, $18.0 million has an interest rate of 1.28 percent and the remaining $4.0 million has an interest rate of 1.29 percent. These borrowings are included within Long-term debt in the Consolidated Balance Sheet. As of May 28, 2016, the total usage against the facility was $30.7 million, of which $8.7 million related to outstanding letters of credit. As of May 30, 2015, total usage against this facility was $98.3 million, of which $8.3 million related to outstanding letters of credit.

The company has access to foreign revolving lines of credit, in the amount of approximately $12.8 million, that can be used to meet working capital cash flow needs within Asia. As of May 28, 2016 and May 30, 2015, there were no borrowings against these facilities.

Our senior notes and the unsecured senior revolving credit facility restrict, without prior consent, our borrowings, capital leases, and the sale of certain assets. In addition, we have agreed to maintain certain financial performance ratios, which include a maximum leverage ratio covenant, which is measured by the ratio of debt to trailing four quarter adjusted EBITDA (as defined in the credit agreement) and is required to be less than 3.5:1, except that we may elect, under certain conditions, to increase the maximum Leverage Ratio to 4:1 for four consecutive fiscal quarter end dates. The covenants also require a minimum interest coverage ratio, which is measured by the ratio of trailing four quarter EBITDA to trailing four quarter interest expense (as defined in the credit agreement) and is required to be greater than 4:1. Adjusted EBITDA is generally defined in the credit agreement as EBITDA adjusted by certain items which include non-cash share-based compensation, non-recurring restructuring costs, legacy pension expenses and extraordinary items. At May 28, 2016 and May 30, 2015, the company was in compliance with all of these restrictions and performance ratios.

Annual maturities of long-term debt for the five fiscal years subsequent to May 28, 2016, are as follows:

(In millions)
2017	$—
2018	$149.9
2019	$—
2020	$22.0
2021	$50.0
Thereafter	$—

6. Operating Leases

The company leases real property and equipment under agreements that expire on various dates. Certain leases contain renewal provisions and generally require the company to pay utilities, insurance, taxes, and other operating expenses.

Future minimum rental payments required under operating leases that have non-cancelable lease terms as of May 28, 2016, are as follows:

(In millions)
2017	$38.9
2018	$37.9
2019	$34.8
2020	$31.0
2021	$28.2
Thereafter	$147.2

Total rental expense charged to operations was $45.6 million, $40.2 million, and $25.6 million, in fiscal 2016, 2015, and 2014, respectively. Substantially all such rental expense represented the minimum rental payments under operating leases.

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

Benefit Obligations and Funded Status
The following table presents, for the fiscal years noted, a summary of the changes in the projected benefit obligation, plan assets and funded status of the company's domestic and international pension plans and post-retirement plan:

	Pension Benefits				Post-Retirement Benefits
	2016		2015		2016	2015
(In millions)	Domestic	International	Domestic	International
Change in benefit obligation:
Benefit obligation at beginning of year	$1.1	$112.0	$1.1	$105.4	$7.7	$7.5
Interest cost	—	3.8	—	4.3	0.2	0.2
Foreign exchange impact	—	(4.6)	—	(9.8)	—	—
Actuarial (gain)/loss	—	(4.4)	—	15.0	(1.3)	0.8
Benefits paid	(0.1)	(2.4)	—	(2.9)	(0.7)	(0.8)
Benefit obligation at end of year	$1.0	$104.4	$1.1	$112.0	$5.9	$7.7

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$92.0	$—	$94.8	$—	$—
Actual return on plan assets	—	(1.3)	—	8.0	—	—
Foreign exchange impact	—	(3.7)	—	(8.5)	—	—
Employer contributions	0.1	0.4	—	0.6	0.7	0.8
Benefits paid	(0.1)	(2.4)	—	(2.9)	(0.7)	(0.8)
Fair value of plan assets at end of year	$—	$85.0	$—	$92.0	$—	$—

Funded status:
Under funded status at end of year	$(1.0)	$(19.4)	$(1.1)	$(20.0)	$(5.9)	$(7.7)

Components of the amounts recognized in the Consolidated Balance Sheets:
Current liabilities	$(0.1)	$—	$(0.1)	$—	$(0.7)	$(0.9)
Non-current liabilities	$(0.9)	$(19.4)	$(1.0)	$(20.0)	$(5.2)	$(6.8)

Components of the amounts recognized in accumulated other comprehensive loss before the effect of income taxes:
Unrecognized net actuarial loss (gain)	$0.3	$39.3	$0.3	$41.6	$(0.2)	$1.1
Unrecognized prior service cost (credit)	—	—	—	—	—	—
Accumulated other comprehensive loss	$0.3	$39.3	$0.3	$41.6	$(0.2)	$1.1

The accumulated benefit obligation for the company's domestic pension benefit plans totaled $1.0 million as of the end of fiscal 2016 and $1.1 million as of the end of fiscal 2015. For its international plans, the accumulated benefit obligation totaled $100.8 million and $108.9 million as of fiscal 2016 and fiscal 2015, respectively.

The following table is a summary of the annual cost of the company's pension and post-retirement plans:

Components of Net Periodic Benefit Costs and Other Changes Recognized in Other Comprehensive Income:
	Pension Benefits			Post-Retirement Benefits
(In millions)	2016	2015	2014	2016	2015	2014
Domestic:
Interest cost	$—	$—	$5.2	$0.2	$0.2	$0.3
Expected return on plan assets	—	—	(3.6)	—	—	—
Net amortization	—	—	4.7	—	—	—
Settlement Loss	—	—	158.2	—	—	—
Net periodic benefit cost	$—	$—	$164.5	$0.2	$0.2	$0.3

International:
Interest cost	$3.8	$4.3	$4.2
Expected return on plan assets	(5.4)	(5.5)	(5.2)
Net amortization	2.8	1.8	1.8
Net periodic benefit cost	$1.2	$0.6	$0.8

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Income):
	Pension Benefits		Post-Retirement Benefits
(In millions)	2016	2015	2016	2015
Domestic:
Net actuarial (gain) loss	$—	$—	$(1.3)	$0.8
Net amortization	—	—	—	—
Total recognized in other comprehensive (income) loss	$—	$—	$(1.3)	$0.8

International:
Net actuarial loss	$2.2	$11.8
Net amortization	(2.8)	(1.8)
Total recognized in other comprehensive (income) loss	$(0.6)	$10.0

The net actuarial loss, included in accumulated other comprehensive loss (pretax), expected to be recognized in net periodic benefit cost during fiscal 2017 is $2.5 million.

Actuarial Assumptions
The weighted-average actuarial assumptions used to determine the benefit obligation amounts and the net periodic benefit cost for the company's pension and post-retirement plans are as follows:

The weighted-average used in the determination of net periodic benefit cost:
	2016		2015		2014
(Percentages)	Domestic	International	Domestic	International	Domestic	International
Discount rate	3.41	3.50	3.44	4.40	3.43	4.40
Compensation increase rate	n/a	3.20	n/a	3.35	n/a	3.50
Expected return on plan assets	n/a	6.10	n/a	6.10	n/a	6.00

The weighted-average used in the determination of the projected benefit obligations:
Discount rate	3.51	3.43	3.41	3.50	3.44	4.40
Compensation increase rate	n/a	2.95	n/a	3.20	n/a	3.35

Effective May 28, 2016, the company changed the method it uses to estimate the interest component of net periodic benefit cost for pension and other postretirement benefits. Historically, the company has estimated the interest cost component utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. The company has elected to utilize a full yield curve approach in the estimation of interest cost by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. The company has made this change to provide a more precise measurement of interest cost by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. The company accounted for this change as a change in accounting estimate and accordingly will account for it prospectively. The company estimates the impact of this change on the consolidated earnings for fiscal 2017 will be a reduction of the interest cost component of net periodic benefit cost of approximately $0.4 million. For fiscal 2016, the use of the full yield curve approach did not impact how the company measured the total benefit obligations at year end or the annual net periodic benefit cost as any change in the interest cost component is completely offset by the actuarial gain or loss measured at year end, which is immediately recognized in the income statement. Accordingly, this change in estimate did not impact the Consolidated Statement of Comprehensive Income for the fiscal year ended May 28, 2016.

In calculating post-retirement benefit obligations for fiscal 2016, a 7.9 percent annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2016, decreasing gradually to 4.3 percent by 2038 and remaining at that level thereafter. For purposes of calculating post-retirement benefit costs, a 7.1 percent annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2016, decreasing gradually to 4.5 percent by 2029 and remaining at that level thereafter.

Assumed health care cost-trend rates have a significant effect on the amounts reported for retiree health care costs. A one-percentage-point change in the assumed health care cost-trend rates would have the following effects:

(In millions)	1 Percent Increase	1 Percent Decrease
Effect on total fiscal 2016 service and interest cost components	$—	$—
Effect on post-retirement benefit obligation at May 28, 2016	$0.2	$(0.2)

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

The target asset allocation at the end of fiscal 2016 and asset categories for the company's primary international pension plan for fiscal 2016 and 2015 is as follows:

Asset Category	Targeted Asset Allocation Percentage	Percentage of Plan Assets at Year End
		2016	2015
Equities	—	—	2
Fixed Income	20	24	23
Common collective trusts	80	76	75
Total		100	100

(In millions)	International Plan as of May 31, 2016
Asset Category	Level 1	Level 2	Total
Cash and cash equivalents	$0.2	$—	$0.2
Foreign government obligations	—	20.5	20.5
Common collective trusts-balanced	—	64.3	64.3
Total	$0.2	$84.8	$85.0

(In millions)	International Plan as of May 31, 2015
Asset Category	Level 1	Level 2	Total
Cash and cash equivalents	$1.8		$1.8
Foreign government obligations	—	21.3	21.3
Common collective trusts-balanced		68.9	68.9
Total	$1.8	$90.2	$92.0
Cash Flows
The company is reviewing whether any additional voluntary pension plan contributions will be made in the next year. Actual contributions will be dependent upon investment returns, changes in pension obligations, and other economic and regulatory factors. During fiscal 2016, the company made total cash contributions of $1.2 million to its benefit plans. In fiscal 2015, the company made total cash contributions of $1.4 million to its benefit plans.

The following represents a summary of the benefits expected to be paid by the plans in future fiscal years. These expected benefits were estimated based on the same actuarial valuation assumptions used to determine benefit obligations at May 28, 2016.

(In millions)	Pension Benefits Domestic	Pension Benefits International	Post-Retirement Benefits
2017	$0.1	$2.5	$0.7
2018	$0.1	$2.8	$0.7
2019	$0.1	$2.6	$0.7
2020	$0.1	$2.8	$0.6
2021	$0.1	$3.5	$0.6
2022-2026	$0.3	$18.7	$2.1

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

The cost of the Herman Miller, Inc. profit sharing contribution during fiscal 2016, 2015, and 2014 was $10.9 million, $4.8 million and $6.4 million, respectively. The expense recorded for the company's 401(k) matching contributions and core contributions was approximately $21.9 million, $20.8 million, and $20.3 million in fiscal years 2016, 2015 and 2014, respectively.

8. Common Stock and Per Share Information

The following table reconciles the numerators and denominators used in the calculations of basic and diluted EPS for each of the last three fiscal years:

(In millions, except shares)	2016	2015	2014
Numerator:
Numerator for both basic and diluted EPS, net earnings (loss)	$136.7	$97.5	$(22.1)

Denominator:
Denominator for basic EPS, weighted-average common shares outstanding	59,844,540	59,475,297	58,955,487
Potentially dilutive shares resulting from stock plans	684,729	649,069	—
Denominator for diluted EPS	60,529,269	60,124,366	58,955,487

Equity awards of 528,676 shares, 715,685 shares and 2,779,782 shares of common stock were excluded from the denominator for the computation of diluted earnings per share for the fiscal years ended May 28, 2016, May 30, 2015, and May 31, 2014, respectively, because they were anti-dilutive. The company has certain share-based payment awards that meet the definition of participating securities. The company has evaluated the impact of all participating securities under the two-class method, noting there was no impact on EPS.

Common Stock
The company has a share repurchase plan authorized by the Board of Directors on September 28, 2007, which provided share repurchase authorization of $300.0 million with no specified expiration date. During fiscal year 2016, 2015, and 2014, shares repurchased and retired totaled 482,040, 121,488 and 408,391 shares respectively.

9. Stock-Based Compensation

The company utilizes equity-based compensation incentives as a component of its employee and non-employee director and officer compensation philosophy. Currently, these incentives consist principally of stock options, restricted stock, restricted stock units and performance share units. The company also offers a stock purchase plan for its domestic and certain international employees. The company issues shares in connection with its share-based compensation plans from authorized, but unissued, shares. At May 28, 2016 there were 3,991,307 shares authorized under the various stock-based compensation plans.

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

The company classifies pre-tax stock-based compensation expense primarily within “Operating expenses” in the Consolidated Statements of Comprehensive Income. Pre-tax compensation expense and the related income tax benefit for all types of stock-based programs was as follows for the periods indicated:

(In millions)	May 28, 2016	May 30, 2015	May 31, 2014
Employee stock purchase program	$0.3	$0.3	$0.3
Stock option plans	1.9	2.6	2.3
Restricted stock grants	—	0.1	0.2
Restricted stock units	3.2	3.7	5.2
Performance share units	6.5	3.3	3.0
Total	$11.9	$10.0	$11.0

Tax benefit	$4.3	$3.6	$4.0
As of May 28, 2016, total pre-tax stock-based compensation cost not yet recognized related to non-vested awards was approximately $9.7 million. The weighted-average period over which this amount is expected to be recognized is 1.35 years.

The company estimated the fair value of employee stock options on the date of grant using the Black-Scholes model. In determining these values, the following weighted-average assumptions were used for the options granted during the fiscal years indicated.

	2016	2015	2014
Risk-free interest rates (1)	1.51%	1.46%	1.62%
Expected term of options (2)	4.0 years	4.0 years	5.5 years
Expected volatility (3)	33%	36%	46%
Dividend yield (4)	2.03%	1.85%	1.74%
Weighted-average grant-date fair value of stock options:
Granted with exercise prices equal to the fair market value of the stock on the date of grant	6.73	7.74	10.68
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

Employee Stock Purchase Program
Under the terms of the company's Employee Stock Purchase Plan, 4 million shares of authorized common stock were reserved for purchase by plan participants at 85 percent of the market price. Shares of common stock purchased under the employee stock purchase plan were 70,768, 62,467 and 63,753 for the fiscal years ended 2016, 2015 and 2014 respectively.

Stock Option Plans
The company has stock option plans under which options to purchase the company's stock are granted to employees and non-employee directors at a price not less than the market price of the company's common stock on the date of grant. Under the current award program, all options become exercisable between one and three years from date of grant and expire ten years from date of grant. Most options are subject to graded vesting with the related compensation expense recognized on a straight-line basis over the requisite service period.

The following is a summary of the transactions under the company's stock option plans:

	Shares Under Option	Weighted-Average Exercise Prices	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Outstanding at May 30, 2015	1,302,623	$26.05	4.0	$4.7
Granted at market	91,070	$29.03
Exercised	(288,470)	$23.15
Forfeited or expired	(183,843)	$33.33
Outstanding at May 28, 2016	921,380	$25.80	4.2	5.5
Ending vested + expected to vest	921,380	$25.80	4.2	$5.5
Exercisable at end of period	764,060	$25.06	3.3	$5.1

The total pre-tax intrinsic value of options exercised during fiscal 2016, 2015 and 2014 was $2.3 million, $2.4 million, and $6.2 million, respectively. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the company's closing stock price as of the end of the period presented, which would have been received by the option holders had all option holders exercised in-the-money options as of that date. Total cash received during fiscal 2016 from the exercise of stock options was $5.0 million.

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

	2016
	Shares	Weighted Average Grant-Date Fair Value
Outstanding at May 30, 2015	50,323	$20.80
Granted	—	$—
Vested	(28,500)	$20.37
Forfeited	(1,000)	$21.71
Outstanding at May 28, 2016	20,823	$21.35

The weighted-average remaining recognition period of the outstanding restricted stock grants at May 28, 2016, was 0.55 years. The fair value of the shares that vested during the twelve months ended May 28, 2016, was $0.8 million. There were no restricted stock grants granted during fiscal 2016, 2015 or 2014.

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
The following is a summary of restricted stock unit transactions for the fiscal years indicated:

	Share Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value in Millions	Weighted-Average Remaining Contractual Term (Years)
Outstanding at May 30, 2015	505,472	$24.21	$13.5	1.2
Granted	110,176	$29.03
Forfeited	(17,321)	$27.09
Released	(220,466)	$19.97
Outstanding at May 28, 2016	377,861	$27.83	$12.0	1.4
Ending vested + expected to vest	377,861	27.83	$10.8	1.4

The weighted-average remaining recognition period of the outstanding restricted stock units at May 28, 2016, was 1.09 years. The fair value of the share units that vested during the twelve months ended May 28, 2016, was $6.4 million. The weighted average grant-date fair value of restricted stock units granted during 2016, 2015, and 2014 was $29.03, $30.38, and $28.55 respectively.

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

The following is a summary of performance share unit transactions for the fiscal years indicated:

	Share Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value in Millions	Weighted-Average Remaining Contractual Term (Years)
Outstanding at May 30, 2015	356,906	$29.17	$9.9	1.3
Granted	154,621	$30.81
Forfeited	(21,988)	$20.64
Released	(55,825)	$17.10
Outstanding at May 28, 2016	433,714	$31.74	$13.7	1.2
Ending vested + expected to vest	433,714	$31.74	$13.7	1.2

The weighted-average remaining recognition period of the outstanding performance share units at May 28, 2016, was 0.8 years. The fair value for shares that vested during the twelve months ended May 28, 2016, was $1.6 million. The weighted average grant-date fair value of performance share units granted during 2016, 2015, and 2014 was $30.81, $32.71, and $31.66 respectively.

Herman Miller Consumer Holding Stock (HMCH) Option Plan
Certain employees were granted options to purchase stock of HMCH at a price not less than the market price of HMCH common stock on the date of grant. For the grants of options under the award program, options are potentially exercisable between one year andfive years from date of grant and expire at the end of the window period that follows the fifth anniversary of the grant date. Vesting is based on the performance of HMCH over a period of five years. These options have been classified as liability awards as the holders have the right to put the underlying shares to the company immediately upon exercise. Given this, the awards are measured at fair value at the end of each reporting period and compensation expense is adjusted accordingly to reflect the fair value over the requisite service period. The company estimates the issuance date fair value of HMCH stock options on the date of grant using the Black-Scholes model. The expense for these awards was a benefit of $0.3 million during fiscal 2016 and the related liability for these awards was $0.8 million as of the end of fiscal 2016. The liability for the HMCH stock options is recorded within the Consolidated Balance Sheets within the "Other liabilities" line item.

The following weighted-average assumptions were used to value the liability associated with HMCH stock options as of May 28, 2016 and May 30, 2015.

	2016	2015
Risk-free interest rates (1)	1.07%	0.99%
Expected term of options (2)	3.1 years	3.2 years
Expected volatility (3)	35%	35%
Dividend yield	not applicable	not applicable
Strike price	$24.39	24.39
Per share value (4)	$6.52	8.71
(1) Represents the U.S. Treasury yield over the same period as the expected option term.
(2) Represents the period of time that options granted are expected to be outstanding.
(3) Amount is determined based on analysis of historical price volatility of the common stock of peer companies over a period equal to the expected term of the options.
(4) Based on the Black-Scholes formula.

	Shares Under Option	Weighted-Average Exercise Prices	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Outstanding at May 30, 2015	504,669	$23.92	4.2	$2.1
Granted	—	$—
Exercised	(4,293)	$6.12
Forfeited	—	$—
Outstanding at May 28, 2016	500,376	$24.07	3.2	$0.4
Exercisable at end of period	9,290	$7.10	3.2	0.2

The total pre-tax intrinsic value of HMCH options exercised during fiscal 2016 was $0.1 million. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the HMCH market price, less the strike price, as of the end of the period presented, which would have been received by the option holders had all option holders exercised in-the-money options as of that date.

Deferred Compensation Plan
The Herman Miller, Inc. Executive Equalization Retirement Plan is a supplemental deferred compensation plan and was made available for salary deferrals and company contributions beginning in January 2008. The plan is available to a select group of management or highly compensated employees who are selected for participation by the Executive Compensation Committee of the Board of Directors. The plan allows participants to defer up to 50 percent of their base salary and up to 100 percent of their incentive cash bonus. Company contributions to the plan “mirror” the amounts the company would have contributed to the various qualified retirement plans had the employee's compensation not been above the IRS statutory ceiling ($265,000 in 2016). The company does not guarantee a rate of return for these funds. Instead, participants make investment elections for their deferrals and company contributions. Investment options are the same as those available under the Herman Miller Profit Sharing and 401(k) Plan, except for company stock, which is not an investment option under this plan.

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

	2016	2015	2014
Shares of common stock	21,988	13,752	12,358
Shares through the deferred compensation program	3,118	—	2,317

10. Income Taxes

The components of earnings (loss) before income taxes are as follows:

(In millions)	2016	2015	2014
Domestic	$154.9	$142.5	$(45.1)
Foreign	41.7	2.7	1.7
Total	$196.6	$145.2	$(43.4)

The provision (benefit) for income taxes consists of the following:

(In millions)	2016	2015	2014
Current: Domestic - Federal	$36.4	$43.6	$22.2
Domestic - State	6.4	6.3	4.6
Foreign	6.3	6.1	4.8
	49.1	56.0	31.6
Deferred: Domestic - Federal	7.5	(5.9)	(43.6)
Domestic - State	0.2	(0.6)	(5.6)
Foreign	2.7	(2.3)	(3.6)
	10.4	(8.8)	(52.8)
Total income tax provision	$59.5	$47.2	$(21.2)

The following table represents a reconciliation of income taxes at the United States statutory rate with the effective tax rate as follows:

(In millions)	2016	2015	2014
Income taxes computed at the United States Statutory rate of 35%	$68.8	$50.8	$(15.2)
Increase (decrease) in taxes resulting from:
Change in unrecognized tax benefits	0.2	—	0.4
Foreign statutory rate differences	(4.3)	(1.0)	(0.9)
Manufacturing deduction under the American Jobs Creation Act of 2004	(4.8)	(4.8)	(3.9)
State taxes	5.2	4.2	(0.9)
Tax on undistributed foreign earnings	—	(3.9)	—
Sale of manufacturing facility in the United Kingdom	(1.6)	—	—
Other, net	(4.0)	1.9	(0.7)
Income tax expense (benefit)	$59.5	$47.2	$(21.2)
Effective tax rate	30.3%	32.6%	48.9%

The tax effects and types of temporary differences that give rise to significant components of the deferred tax assets and liabilities at May 28, 2016 and May 30, 2015, are as follows:

(In millions)	2016	2015
Deferred tax assets:
Compensation-related accruals	$23.2	$21.9
Accrued pension and post-retirement benefit obligations	9.2	11.0
Deferred revenue	5.6	2.9
Inventory related	3.8	6.4
Reserves for uncollectible accounts and notes receivable	1.2	1.4
Other reserves and accruals	3.0	3.6
Warranty	15.7	14.0
State and local tax net operating loss carryforwards and credits	5.7	5.7
Federal net operating loss carryforward	7.1	12.2
Foreign tax net operating loss carryforwards and credits	14.6	10.0
Undistributed foreign earnings	—	4.5
Other	4.7	4.4
Subtotal	93.8	98.0
Valuation allowance	(10.6)	(11.1)
Total	$83.2	$86.9

Deferred tax liabilities:
Book basis in property in excess of tax basis	$(24.8)	$(16.7)
Intangible assets	(47.4)	(44.5)
Other	(2.2)	(3.6)
Total	$(74.4)	$(64.8)
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

At May 28, 2016, the company had state and local tax NOL carry-forwards of $70.9 million, the state tax benefit of which is $5.2 million, which have various expiration periods from one to twenty-one years. The company also had state credits with a state tax benefit of $0.5 million which expires in 4 to six years. For financial statement purposes, the NOL carry-forwards and state tax credits have been recognized as deferred tax assets, subject to a valuation allowance of $2.1 million.

At May 28, 2016, the company had federal NOL carry-forwards of $20.4 million, the tax benefit of which is $7.1 million, which expire in 12 to 13 years. For financial statement purposes, the NOL carry-forwards have been recognized as deferred tax assets.

At May 28, 2016, the company had federal deferred assets of $1.5 million, the tax benefit of which is $0.5 million, which is related to investments in various foreign joint ventures. For financial statement purposes, the assets have been recognized as deferred tax assets, subject to a valuation allowance of $0.5 million.

At May 28, 2016, the company had foreign net operating loss carry-forwards of $49.2 million, the tax benefit of which is $10.9 million, which have expiration periods from seven years to an unlimited term. The company also had foreign tax credits with a tax benefit of $3.7 million which expire in one to eleven years. For financial statement purposes, NOL carry-forwards and foreign tax credits have been recognized as deferred tax assets, subject to a valuation allowance of $7.5 million.

At May 28, 2016, the company had foreign deferred assets of $2.7 million, the tax benefit of which is $0.5 million, which is related to various deferred taxes in Hong Kong and buildings in the United Kingdom. For financial statement purposes, the assets have been recognized as deferred tax assets, subject to a valuation allowance of $0.5 million.

The company has not provided for United States income taxes on undistributed earnings of foreign subsidiaries totaling approximately $117.2 million. Recording deferred income taxes on these undistributed earnings is not required, because these earnings have been deemed to be indefinitely reinvested. These amounts would be subject to possible U.S. taxation only if remitted as dividends. The determination of the hypothetical amount of unrecognized deferred U.S. taxes on undistributed earnings of foreign entities is not practicable.

The components of the company's unrecognized tax benefits are as follows:

(In millions)
Balance at May 31, 2014	$1.8
Increases related to current year income tax positions	0.4
Increases related to prior year income tax positions	0.1
Decreases related to prior year income tax positions	(0.4)
Decreases related to lapse of applicable statute of limitations	(0.1)
Decreases related to settlements	—
Balance at May 30, 2015	1.8
Increases related to current year income tax positions	0.4
Increases related to prior year income tax positions	0.1
Decreases related to prior year income tax positions	(0.1)
Decreases related to lapse of applicable statute of limitations	(0.1)
Decreases related to settlements	(0.4)
Balance at May 28, 2016	$1.7

The company's effective tax rate would have been affected by the total amount of unrecognized tax benefits had this amount been recognized as a reduction to income tax expense.

The company recognizes interest and penalties related to unrecognized tax benefits through "Income tax expense (benefit)" in its Consolidated Statements of Comprehensive Income. Interest and penalties and the related liability, which are excluded from the table above, were as follows for the periods indicated:

(In millions)	May 28, 2016	May 30, 2015	May 31, 2014
Interest and penalty expense (income)	$(0.1)	$0.4	$0.2

Liability for interest and penalties	$0.7	$0.9

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

During the year, the company has closed the audit of fiscal year 2015 with the Internal Revenue Service under the Compliance Assurance Process (CAP). For the majority of the remaining tax jurisdictions, the company is no longer subject to state and local, or non-U.S. income tax examinations by tax authorities for fiscal years before 2013.

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

(In millions)	May 28, 2016	May 30, 2015
Carrying value	$221.9	$289.8
Fair value	$241.7	$315.1

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

The following tables set forth financial assets and liabilities measured at fair value in the Consolidated Balance Sheets and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of May 28, 2016 and May 30, 2015:

(In millions)	Fair Value Measurements
	May 28, 2016		May 30, 2015
Financial Assets	Quoted Prices With Other Observable Inputs (Level 2)	Management Estimates (Level 3)	Quoted Prices With Other Observable Inputs (Level 2)	Management Estimates (Level 3)
Available-for-sale securities:
Mutual funds - fixed income	$6.4	$—	$—	$—
Mutual funds - equity	0.7	—	—	—
Government obligations	0.4	—	4.4	—
Corporate debt securities	—	—	0.6	—
Asset-backed securities	—	—	0.2	—
Mortgage-backed securities	—	—	0.5	—
Foreign currency forward contracts	0.5	—	0.7	—
Deferred compensation plan	7.9	—	7.9	—
Total	$15.9	$—	$14.3	$—

Financial Liabilities
Foreign currency forward contracts	$0.8	$—	$0.2	$—
Contingent consideration	—	2.7	—	2.6
Total	$0.8	$2.7	$0.2	$2.6

The table below presents a reconciliation for liabilities measured at fair value using significant unobservable inputs (Level 3) (in millions):

(In millions)
Contingent Consideration	May 28, 2016	May 30, 2015
Beginning balance	$2.6	$3.7
Net realized losses	—	1.1
Foreign currency translation adjustments	(0.1)	(0.4)
Settlements	(2.5)	(1.8)
Purchases or additions	2.7	—
Ending balance	$2.7	$2.6

The contingent consideration liabilities represent future payment obligations that relate to business and product line acquisitions. These payments are based on the future performance of the acquired businesses. The contingent consideration liabilities are valued using estimates based on discount rates that reflect the risk involved and the projected sales and earnings of the acquired businesses. The estimates are updated and the liabilities are adjusted to fair value on a quarterly basis.

The following is a summary of the carrying and market values of the company's marketable securities as of the dates indicated:

	May 28, 2016
(In millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value
Mutual funds - fixed income	$6.4	$—	$—	$6.4
Mutual funds - equity	0.7	—	—	0.7
Government obligations	0.4	—	—	0.4
Total	$7.5	$—	$—	$7.5

	May 30, 2015
(In millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value
Asset-backed securities	$0.2	$—	$—	$0.2
Corporate debt securities	0.6	—	—	0.6
Government obligations	4.4	—	—	4.4
Mortgage-backed securities	0.5	—	—	0.5
Total	$5.7	$—	$—	$5.7

Maturities of debt securities included in marketable securities as of May 28, 2016, are as follows:

(In millions)	Cost	Market Value
Due within one year	$0.4	$0.4
Total	$0.4	$0.4

12. Supplemental Disclosures of Cash Flow Information

The following table presents the adjustments to reconcile net earnings to net cash provided by operating activities:

(In millions)	2016	2015	2014

Depreciation expense	$47.0	$44.2	$37.8
Amortization expense	6.0	5.6	4.6
Provision for losses on accounts receivable and notes receivable	2.2	1.8	1.0
(Gain) Loss on sales of property and dealers	(5.8)	—	(1.7)
Deferred income tax expense (benefit)	10.4	(8.8)	(52.8)
Pension expense	1.4	0.8	115.4
Restructuring and impairment expenses	—	12.7	26.5
Stock-based compensation	11.9	10.0	11.0
Excess tax benefits from stock-based compensation	(1.4)	(0.7)	(1.1)
Other changes in long-term liabilities	6.7	(1.2)	(8.5)
Other	0.5	1.7	1.2
Changes in current assets and liabilities:
Accounts receivable	(30.5)	7.8	(26.7)
Inventories	(6.0)	(9.0)	(2.2)
Prepaid expenses and other	(11.7)	(2.5)	(3.2)
Accounts payable	8.7	1.1	2.6
Accrued liabilities	33.5	6.1	8.3
Total changes in current assets and liabilities	(6.0)	3.5	(21.2)
Total adjustments	$72.9	$69.6	$112.2

13. Warranties, Guarantees, and Contingencies

Product Warranties
The company provides coverage to the end-user for parts and labor on products sold under its warranty policy and for other product-related matters. The standard length of warranty is 12 years. However, this varies depending on the product classification. The company does not sell or otherwise issue warranties or warranty extensions as stand-alone products. Reserves have been established for various costs associated with the company's warranty program. General warranty reserves are based on historical claims experience and other currently available information and are periodically adjusted for business levels and other factors. Specific reserves are established once an issue is identified with the amounts for such reserves based on the estimated cost of correction. The beginning balances in the table below have been adjusted to reflect the immaterial error correction that is described in Note 1 to the Consolidated Financial Statements.

Changes in the warranty reserve for the stated periods were as follows:

(In millions)	2016	2015	2014
Accrual balance, beginning	$39.3	$37.7	$37.3
Accrual for warranty matters	25.5	25.0	20.2
Settlements	(20.9)	(23.4)	(19.8)
Accrual balance, ending	$43.9	$39.3	$37.7

Other Guarantees
The company is periodically required to provide performance bonds in order to conduct business with certain customers. These arrangements are common and generally have terms ranging between one and three years. The bonds are required to provide assurances to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The performance bonds are provided by various bonding agencies and the company is ultimately liable for claims that may occur against them. As of May 28, 2016, the company had a maximum financial exposure related to performance bonds of approximately $8.2 million. The company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not significantly affect the company's financial statements. Accordingly, no liability has been recorded as of May 28, 2016 and May 30, 2015.

The company periodically enters into agreements in the normal course of business that may include indemnification clauses regarding patent or trademark infringement and service losses. Service losses represent all direct or consequential loss, liability, damages, costs, and expenses incurred by the customer or others resulting from services rendered by the company, the dealer, or certain sub-contractors, due to a proven negligent act. The company has no history of claims, nor is it aware of circumstances that would require it to perform under these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not significantly affect the company's financial statements. Accordingly, no liability has been recorded as of May 28, 2016 and May 30, 2015.

The company has entered into standby letter of credit arrangements for the purpose of protecting various insurance companies and lessors against default on insurance premium and lease payments. As of May 28, 2016, the company had a maximum financial exposure from these standby letters of credit of approximately $8.7 million, all of which is considered usage against the company's revolving credit facility. The company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not significantly affect the company's financial statements. Accordingly, no liability has been recorded as of May 28, 2016 and May 30, 2015.

Contingencies
The company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the company's Consolidated Financial Statements.

As of the end of fiscal 2016, outstanding commitments for future purchase obligations approximated $42.2 million.

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

The performance of the operating segments is evaluated by the company's management using various financial measures. The following is a summary of certain key financial measures for the respective fiscal years indicated:

(In millions)	2016	2015	2014

Net Sales:
North American Furniture Solutions	$1,331.8	$1,241.9	$1,216.3
ELA Furniture Solutions	412.6	409.9	392.2
Specialty	231.8	219.9	205.8
Consumer	288.7	270.5	67.7
Corporate	—	—	—
Total	$2,264.9	$2,142.2	$1,882.0

Depreciation and Amortization:
North American Furniture Solutions	$27.9	$26.5	$26.8
ELA Furniture Solutions	8.5	8.2	7.6
Specialty	7.4	7.4	6.8
Consumer	8.6	7.3	1.2
Corporate	0.6	0.4	—
Total	$53.0	$49.8	$42.4

Operating Earnings (Losses):
North American Furniture Solutions	$152.0	$125.2	$(27.0)
ELA Furniture Solutions	35.3	25.9	23.1
Specialty	16.4	13.5	(5.3)
Consumer	8.1	14.7	9.9
Corporate	(0.3)	(15.9)	(26.4)
Total	$211.5	$163.4	$(25.7)

Capital Expenditures:
North American Furniture Solutions	$56.8	$31.7	$28.9
ELA Furniture Solutions	15.0	20.3	6.4
Specialty	3.1	3.7	5.5
Consumer	10.2	7.9	—
Corporate	—	—	—
Total	$85.1	$63.6	$40.8

Total Assets:
North American Furniture Solutions	$531.7	$504.5	$461.5
ELA Furniture Solutions	218.4	235.4	244.8
Specialty	147.3	151.6	157.7
Consumer	245.3	231.8	18.8
Corporate	92.5	69.4	112.6
Total	$1,235.2	$1,192.7	$995.4

Goodwill:
North American Furniture Solutions	$135.8	$135.8	$135.8
ELA Furniture Solutions	40.9	41.9	42.6
Specialty	49.8	49.8	49.8
Consumer	78.8	75.6	—
Corporate	—	—	—
Total	$305.3	$303.1	$228.2

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

The restructuring and asset impairment charges of $12.7 million and $26.5 million in fiscal 2015 and fiscal 2014, respectively, are discussed in Note 17 of the Consolidated Financial Statements and were allocated to the “Corporate” category.

The company's product offerings consist primarily of office furniture systems, seating, freestanding furniture, storage and casegoods. These product offerings are marketed, distributed, and managed primarily as a group of similar products on an overall portfolio basis. The following is a summary of net sales estimated by product category for the respective fiscal years indicated.

(In millions)	2016	2015	2014
Net Sales:
Systems	$656.8	$563.4	$571.6
Seating	855.5	805.5	658.2
Freestanding and storage	456.9	484.1	386.4
Other (1)	295.7	289.2	265.8
Total	$2,264.9	$2,142.2	$1,882.0

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

(In millions)	2016	2015	2014
Net Sales:
United States	$1,757.0	$1,640.6	$1,406.3
International	507.9	501.6	475.7
Total	$2,264.9	$2,142.2	$1,882.0

(In millions)	2016	2015	2014
Long-lived assets:
United States	$254.8	$224.2	$177.0
International	48.1	53.8	35.4
Total	$302.9	$278.0	$212.4

The company estimates that no single dealer accounted for more than 5 percent of the company's net sales in the fiscal year ended May 28, 2016. The company estimates that the largest single end-user customer, the U.S. federal government, accounted for $88 million, $97 million, and $102 million of the company's net sales in fiscal 2016, 2015, and 2014, respectively. This represents approximately 4 percent, 5 percent and 5 percent of the company's net sales in fiscal 2016, 2015, and 2014, respectively.

Approximately 15.6 percent of the company's employees are covered by collective bargaining agreements, most of whom are employees of its Nemschoff, Herman Miller Ningbo, and Herman Miller Dongguan subsidiaries.

15. Accumulated Other Comprehensive Loss

The following table provides an analysis of the changes in accumulated other comprehensive loss for the years ended May 28, 2016, May 30, 2015 and May 31, 2014:

	Year Ended
(In millions)	May 28, 2016	May 30, 2015	May 31, 2014
Cumulative translation adjustments at beginning of period	$(20.8)	$(11.1)	$(14.0)
Translation adjustments (net of tax of ($0.3), $0.3 and $ - )	(8.8)	(9.7)	2.9
Balance at end of period	(29.6)	(20.8)	(11.1)
Pension and other post-retirement benefit plans at beginning of period	(35.4)	(26.8)	(110.3)
Adjustments to pension and other post-retirement benefit plans (net of tax of ($0.7), $2.6 and $ - )	(2.0)	(10.0)	(3.1)
Reclassification to earnings - cost of sales (net of tax of $ - , $ - , ($15.8))	—	—	27.6
Reclassification to earnings - operating expenses (net of tax of ($0.7), ($0.4), ($35.1))	2.5	1.4	59.0
Balance at end of period	(34.9)	(35.4)	(26.8)
Total accumulated other comprehensive loss	$(64.5)	$(56.2)	$(37.9)

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

Changes in the company’s Redeemable noncontrolling interests for the years ended May 28, 2016 and May 30, 2015 are as follows:

	Year Ended
(In millions)	May 28, 2016	May 30, 2015
Balance at beginning of period	$30.4	$—
Increase due to business combinations	—	25.7
Net income attributable to redeemable noncontrolling interests	0.5	0.5
Exercised options	—	0.7
Redemption value adjustment	(4.0)	3.3
Other adjustments	0.1	0.2
Balance at end of period	$27.0	$30.4

17. Restructuring and Impairment Activities

2015 Restructuring and Impairment Charges
The company recognized asset impairment expense totaling $10.8 million associated with the POSH trade name for the fiscal year 2015. Although profitability associated with the POSH trade name increased as compared to the prior year, forecasts developed during the fourth quarter of fiscal 2015 indicated that future revenue and profitability no longer supported the value of the trade name intangible asset.

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

These charges have been reflected separately as "Restructuring and impairment expenses" in the Consolidated Statements of Comprehensive Income and are included in the "Corporate" category within the segment reporting within Note 14 .

18. Subsequent Event

On June 3, 2016, the company entered into a strategic partnership with Naughtone Holdings Limited, a leader in soft seating products, stools, occasional and meeting tables. As part of this arrangement, the company acquired a noncontrolling equity interest in Naughtone Holdings Limited for £8 million ($11.6 million) in cash consideration.

19. Quarterly Financial Data (Unaudited)

Set forth below is a summary of the quarterly operating results on a consolidated basis for the years ended May 28, 2016, May 30, 2015, and May 31, 2014.

(In millions, except per share data)		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016	Net sales	$565.4	$580.4	$536.5	$582.6
	Gross margin	216.8	224.4	207.8	225.2
	Net earnings attributable to Herman Miller, Inc. (1)	33.5	34.7	27.9	40.7
	Earnings per share-basic	0.56	0.58	0.46	0.68
	Earnings per share-diluted	0.56	0.57	0.46	0.67

2015	Net sales	$509.7	$565.4	$516.4	$550.7
	Gross Margin	185.6	205.7	190.5	209.6
	Net earnings attributable to Herman Miller, Inc. (1)	25.2	27.8	21.0	23.4
	Earnings per share-basic	0.43	0.47	0.35	0.39
	Earnings per share-diluted	0.42	0.46	0.35	0.39

2014	Net sales	$468.1	$470.5	$455.9	$487.5
	Gross margin (1)	170.0	118.9	162.9	179.1
	Net earnings (loss) attributable to Herman Miller, Inc.	22.5	(80.6)	19.4	16.6
	Earnings (loss) per share-basic (1)	0.38	(1.37)	0.33	0.28
	Earnings (loss) per share-diluted (1)	0.38	(1.37)	0.33	0.28
(1) The sum of the quarters does not equal the annual balance reflected in the Consolidated Statements of Comprehensive Income due to rounding associated with the calculations on an individual quarter basis.

Management's Report on Internal Control over Financial Reporting

To the Board of Directors and Stockholders of Herman Miller, Inc.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f). The internal control over financial reporting at Herman Miller, Inc., is designed to provide reasonable assurance to our stakeholders that the financial statements of the company fairly represent its financial condition and results of operations.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect all misstatements. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time.

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of May 28, 2016, based on the original framework in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes the company's internal control over financial reporting was effective as of May 28, 2016.

Ernst & Young LLP has issued an attestation report on the effectiveness of our internal control over financial reporting, which is included herein.

/s/ Brian C. Walker
Brian C. Walker
Chief Executive Officer

/s/ Jeffrey M. Stutz
Jeffrey M. Stutz
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Herman Miller, Inc.

We have audited Herman Miller, Inc.’s internal control over financial reporting as of May 28, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Herman Miller, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Herman Miller, Inc. maintained, in all material respects, effective internal control over financial reporting as of May 28, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the fiscal 2016 consolidated financial statements of Herman Miller, Inc., and our report dated July 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Grand Rapids, Michigan
July 26, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Herman Miller, Inc.

We have audited the accompanying consolidated balance sheets of Herman Miller, Inc. as of May 28, 2016 and May 30, 2015, and the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for each of the three fiscal years in the period ended May 28, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Herman Miller, Inc. at May 28, 2016 and May 30, 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 28, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Herman Miller, Inc.'s internal control over financial reporting as of May 28, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated July 26, 2016 expressed unqualified opinion thereon.

/s/ Ernst & Young LLP
Grand Rapids, Michigan
July 26, 2016

Item 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

Item 9A CONTROLS AND PROCEDURES

(a)
Disclosure Controls and Procedures. Under the supervision and with the participation of management, the company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 28, 2016 and have concluded that as of that date, the company's disclosure controls and procedures were effective.

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

(c)
Changes in Internal Control Over Financial Reporting. There were no changes in the company's internal control over financial reporting during the fourth quarter ended May 28, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B OTHER INFORMATION

None

PART III

Item 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers, Promoters and Control Persons
Information relating to directors and director nominees of the registrant is contained under the caption “Director and Executive Officer Information” in the company's definitive Proxy Statement, relating to the company's 2016 Annual Meeting of Stockholders, and the information within that section is incorporated by reference. Information relating to Executive Officers of the company is included in Part I hereof entitled “Executive Officers of the Registrant.”

Compliance with Section 16(a) of the Exchange Act
Information relating to compliance with Section 16(a) of the Exchange Act is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the company's definitive Proxy Statement, relating to the company's 2016 Annual Meeting of Stockholders, and the information within that section is incorporated by reference.

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

Corporate Governance
Information relating to the identification of the audit committee, audit committee financial expert, and director nomination procedures of the registrant is contained under the captions “Board Committees” and “Corporate Governance and Board Matters — Director Nominations” in the company's definitive Proxy Statement, relating to the company's 2016 Annual Meeting of Stockholders, and the information within these sections is incorporated by reference.

Item 11 EXECUTIVE COMPENSATION

Information relating to management remuneration is contained under the captions “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination, Death, Disability, Retirement or Change in Control,” “Director Compensation,” “Director Compensation Table,” and “Compensation Committee Interlocks and Insider Participation” in the company's definitive Proxy Statement, relating to the company's 2016 Annual Meeting of Stockholders, and the information within these sections is incorporated by reference. The information under the caption “Compensation Committee Report” is incorporated by reference, however, such information is not deemed filed with the Commission.

Item 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections entitled “Voting Securities and Principal Stockholders,” “Director and Executive Officer Information,” and “Equity Compensation Plan Information” in the definitive Proxy Statement, relating to the company's 2016 Annual Meeting of Stockholders, and the information within these sections is incorporated by reference.

Item 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions contained under the captions “Related Person Transactions,” and “Corporate Governance and Board Matters — Determination of Independence of Board Members” in the definitive Proxy Statement, relating to the company's 2016 Annual Meeting of Stockholders and the information within these sections is incorporated by reference.

Item 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning the payments to our principal accountants and the services provided by our principal accounting firm set forth under the caption “Disclosure of Fees Paid to Independent Auditors” in the Definitive Proxy Statement, relating to the company's 2016 Annual Meeting of Stockholders, and the information within that section is incorporated by reference.

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

	The following financial statement schedule and related Report of Independent Public Accountants on the Financial Statement Schedule are included in this Form 10-K on the pages noted:

			Page Number in this Form 10-K
	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule		87

	Schedule II-	Valuation and Qualifying Accounts and Reserves for the Years Ended May 28, 2016, May 30, 2015, and May 31, 2014	88

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

Date:     July 26, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on, July 26, 2016 by the following persons on behalf of the Registrant in the capacities indicated. Each Director of the Registrant, whose signature appears below, hereby appoints Brian C. Walker as his attorney-in-fact, to sign in his or her name and on his or her behalf, as a Director of the Registrant, and to file with the Commission any and all amendments to this Report on Form 10-K.

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

/s/ Brenda Freeman
Brenda Freeman (Director)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Herman Miller, Inc.

We have audited the consolidated financial statements of Herman Miller, Inc. as of May 28, 2016 and May 30, 2015, and for each of the three years in the period ended May 28, 2016, and have issued our report thereon dated July 26, 2016 (included elsewhere in this Form 10K). Our audits also included the financial statement schedule listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this schedule based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Grand Rapids, Michigan
July 26, 2016

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Column A	Column B	Column C	Column D	Column E
Description	Balance at beginning of period	Charges to expenses or net sales	Deductions (3)	Balance at end of period
Year ended May 28, 2016:
Accounts receivable allowances — uncollectible accounts(1)	$2.4	$2.3	$(1.3)	$3.4

Accounts receivable allowances — credit memo(2)	$0.4	$—	$—	$0.4

Allowance for possible losses on notes receivable	$1.0	$(0.1)	$—	$0.9

Valuation allowance for deferred tax asset	$11.1	$(1.5)	$1.0	$10.6

Year ended May 30, 2015:
Accounts receivable allowances — uncollectible accounts(1)	$3.4	$0.9	$(1.9)	$2.4

Accounts receivable allowances — credit memo(2)	$0.6	$—	$(0.2)	$0.4

Allowance for possible losses on notes receivable	$0.1	$0.9	$—	$1.0

Valuation allowance for deferred tax asset	$8.5	$(0.6)	$3.2	$11.1

Year ended May 31, 2014:
Accounts receivable allowances — uncollectible accounts(1)	$3.9	$1.0	$(1.5)	$3.4

Accounts receivable allowances — credit memo (2)	$0.5	$0.1	$—	$0.6

Allowance for possible losses on notes receivable	$0.2	$—	$(0.1)	$0.1

Valuation allowance for deferred tax asset	$9.9	$(1.8)	$0.4	$8.5
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

(a)
Herman Miller, Inc. 2011 Long-Term Incentive Plan is incorporated by reference from Appendix I of the Registrant's Definitive Proxy Statement dated August 26, 2014, as amended, filed with the Commission as of August 26, 2014. (1)

(b)	Herman Miller, Inc. Nonemployee Officer and Director Deferred Compensation Plan (1)

(c)	Form of Change in Control Agreement of the Registrant, is incorporated by reference from Exhibit 10.1 of the Registrant's Form 10-K dated July 26, 2011.

(d)	Herman Miller, Inc. Executive Equalization Retirement Plan is incorporated by reference from Exhibit 10 (d) of the Registrant's Form 10-K dated July 28, 2015. (1)

(e)
Herman Miller, Inc. Executive Incentive Cash Bonus Plan dated April 24, 2006 is incorporated by reference from Exhibit 10.5 of the Registrant's Form 10-Q Quarterly Report for the quarter ended September 3, 2011. (1)

(f)	Form of Herman Miller, Inc., Long-Term Incentive Plan Stock Option Agreement. (1)

(g)	Form of Herman Miller, Inc., Long-Term Incentive Restricted Stock Unit Award. (1)

(h)	Form of Herman Miller, Inc., Long-Term Incentive Performance Stock Unit EBITDA Award is incorporated by reference from Exhibit 99.3 of the Registrant's Form 8-K dated July 23, 2012.(1)

(i)	Second Amendment to the Herman Miller, Inc. 2011 Long-Term Incentive Plan. (1)

(j)	Form of Herman Miller, Inc. 2011 Long-Term Incentive Plan Performance Share Unit Award. (1)

(k)	Employment Agreement between John Edelman and Design Within Reach is incorporated by reference from Exhibit 10(b) of the Registrant's Form 10-Q dated October 8, 2014. (1)

(l)	Employment Agreement between John McPhee and Design Within Reach is incorporated by reference from Exhibit 10(c) of the Registrant's Form 10-Q dated October 8, 2014. (1)

(m)
Stockholders' Agreement between HM Springboard, Inc., Herman Miller, Inc., John Edelman, and John McPhee is incorporated by reference from Exhibit 10(d) of the Registrant's Form 10-Q dated October 8, 2014. (1)(3)

(n)	HM Springboard, Inc. Stock Option Plan is incorporated by reference from Exhibit 10(e) of the Registrant's Form 10-Q dated October 8, 2014. (1)(3)

(o)	Third Amendment to the Herman Miller, Inc. 2011 Long-Term Incentive Plan. (1)

(p)	Form of Herman Miller, Inc. 2011 Long-Term Incentive Plan Conditional Stock Option Award is incorporated by reference from Exhibit 10 (p) of the Registrant's Form 10-K dated July 28, 2015. (1)

(q)	Trust Under the Herman Miller, Inc. Nonemployee Officer and Director Compensation Plan. (1)

(21)	Subsidiaries

(23)(a)	Consent of Independent Registered Public Accounting Firm

(24)	Power of Attorney (Included in Item 15)

(31)(a)	Certificate of the Chief Executive Officer of Herman Miller, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)(b)	Certificate of the Chief Financial Officer of Herman Miller, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)(a)	Certificate of the Chief Executive Officer of Herman Miller, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32)(b)	Certificate of the Chief Financial Officer of Herman Miller, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document(2)

101.SCH	XBRL Taxonomy Extension Schema Document(2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(2)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(2)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(2)

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