Form 10-Q
period 2016-09-03
MILLER HERMAN INC
filed 2016-10-12
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ _ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 3, 2016	Commission File No. 001-15141

HERMAN MILLER, INC.

A Michigan Corporation	ID No. 38-0837640

855 East Main Avenue, Zeeland, MI 49464-0302	Phone (616) 654 3000

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
Yes [_] No [ X ]

Common Stock Outstanding at October 10, 2016 - 60,002,239 shares

Herman Miller, Inc. Form 10-Q

Herman Miller, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Dollars in millions, except per share data)
(Unaudited)

	Three Months Ended
	September 3, 2016	August 29, 2015
Net sales	$598.6	$565.4
Cost of sales	368.6	348.6
Gross margin	230.0	216.8
Operating expenses:
Selling, general, and administrative	154.2	143.1
Design and research	19.4	18.6
Total operating expenses	173.6	161.7
Operating earnings	56.4	55.1
Other expenses:
Interest expense	3.8	3.9
Other, net	(0.6)	0.5
Earnings before income taxes and equity income	53.2	50.7
Income tax expense	17.0	17.0
Equity earnings from nonconsolidated affiliates, net of tax	0.3	0.1
Net earnings	36.5	33.8
Net earnings attributable to noncontrolling interests	0.2	0.3
Net earnings attributable to Herman Miller, Inc.	$36.3	$33.5

Earnings per share — basic	$0.61	$0.56
Earnings per share — diluted	$0.60	$0.56
Dividends declared, per share	$0.170	$0.148

Other comprehensive loss, net of tax
Foreign currency translation adjustments	$(4.7)	$(3.5)
Pension and post-retirement liability adjustments	1.3	0.9
Other comprehensive loss	(3.4)	(2.6)
Comprehensive income	33.1	31.2
Comprehensive income attributable to noncontrolling interests	0.2	0.3
Comprehensive income attributable to Herman Miller, Inc.	$32.9	$30.9

See accompanying notes to condensed consolidated financial statements.

Herman Miller, Inc.
Condensed Consolidated Balance Sheets
(Dollars in millions, except per share data)
(Unaudited)

	September 3, 2016	May 28, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$65.1	$84.9
Marketable securities	7.7	7.5
Accounts and notes receivable, net	183.6	211.0
Inventories, net	146.2	128.2
Prepaid expenses and other	48.3	48.9
Total current assets	450.9	480.5
Property and equipment, at cost	944.9	929.0
Less — accumulated depreciation	(656.7)	(648.9)
Net property and equipment	288.2	280.1
Goodwill	304.9	305.3
Indefinite-lived intangibles	85.2	85.2
Other amortizable intangibles, net	49.3	50.8
Other noncurrent assets	60.6	33.3
Total Assets	$1,239.1	$1,235.2

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$159.0	$165.6
Accrued compensation and benefits	60.0	85.2
Accrued warranty	43.9	43.9
Other accrued liabilities	93.3	95.3
Total current liabilities	356.2	390.0
Long-term debt	233.9	221.9
Pension and post-retirement benefits	23.2	25.8
Other liabilities	51.0	45.8
Total Liabilities	664.3	683.5
Redeemable noncontrolling interests	25.7	27.0
Stockholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized, none issued)	—	—
Common stock, $0.20 par value (240,000,000 shares authorized, 60,042,691 and 59,868,276 shares issued and outstanding in 2017 and 2016, respectively)	12.0	12.0
Additional paid-in capital	144.4	142.7
Retained earnings	461.4	435.3
Accumulated other comprehensive loss	(67.9)	(64.5)
Key executive deferred compensation plans	(1.1)	(1.1)
Herman Miller, Inc. Stockholders' Equity	548.8	524.4
Noncontrolling Interests	0.3	0.3
Total Stockholders' Equity	549.1	524.7
Total Liabilities, Redeemable Noncontrolling Interests, and Stockholders' Equity	$1,239.1	$1,235.2

See accompanying notes to condensed consolidated financial statements.

Herman Miller, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in millions)
(Unaudited)

	Three Months Ended
	September 3, 2016	August 29, 2015
Cash Flows from Operating Activities:
Net earnings	$36.5	$33.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	13.9	13.7
Stock-based compensation	3.4	4.0
Excess tax benefits from stock-based compensation	(0.4)	(0.9)
Pension and post-retirement expenses	0.1	0.4
Deferred taxes	3.7	(3.9)
Decrease (increase) in current assets	4.6	(26.6)
(Decrease) increase in current liabilities	(33.5)	9.0
Increase in non-current liabilities	1.8	3.0
Other, net	0.1	0.8
Net Cash Provided by Operating Activities	30.2	33.3

Cash Flows from Investing Activities:
Proceeds from sales of property	—	3.0
Equity investment in non-controlled entities	(13.9)	—
Capital expenditures	(22.1)	(16.6)
Payments of loans on cash surrender value of life insurance	(15.3)	—
Other, net	(0.1)	0.5
Net Cash Used in Investing Activities	(51.4)	(13.1)

Cash Flows from Financing Activities:
Dividends paid	(8.8)	(8.4)
Proceeds from issuance of long-term debt	233.5	204.8
Payments of long-term debt	(221.5)	(226.8)
Common stock issued	6.0	0.9
Common stock repurchased and retired	(7.2)	(2.4)
Excess tax benefits from stock-based compensation	0.4	0.9
Purchase of redeemable noncontrolling interests	(1.5)	—
Other, net	(0.1)	(0.1)
Net Cash Provided by (Used in) Financing Activities	0.8	(31.1)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	0.6	(0.8)
Net Decrease in Cash and Cash Equivalents	(19.8)	(11.7)

Cash and Cash Equivalents, Beginning of Period	84.9	63.7
Cash and Cash Equivalents, End of Period	$65.1	$52.0

See accompanying notes to condensed consolidated financial statements.

Herman Miller, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Dollars in millions)
(Unaudited)

	Three Months Ended
	September 3, 2016	August 29, 2015
Preferred Stock
Balance at beginning of year and end of period	$—	$—
Common Stock
Balance at beginning of year	$12.0	$11.9
Restricted stock units released	—	0.1
Balance at end of period	12.0	12.0
Additional Paid-in Capital
Balance at beginning of year	$142.7	$135.1
Repurchase and retirement of common stock	(7.2)	(2.4)
Exercise of stock options	5.5	0.3
Stock-based compensation expense	2.4	2.5
Excess tax benefit for stock-based compensation	(0.4)	0.6
Restricted stock units released	0.8	0.8
Employee stock purchase plan issuances	0.6	0.4
Balance at end of period	144.4	137.3
Retained Earnings
Balance at beginning of year	$435.3	$338.0
Net income attributable to Herman Miller, Inc.	36.3	33.5
Dividends declared on common stock (per share - 2017: $0.170; 2016; $0.148)	(10.3)	(8.9)
Noncontrolling interests redemption value adjustment	0.1	(0.8)
Balance at end of period	461.4	361.8
Accumulated Other Comprehensive Loss
Balance at beginning of year	$(64.5)	$(56.2)
Other comprehensive loss	(3.4)	(2.6)
Balance at end of period	(67.9)	(58.8)
Key Executive Deferred Compensation
Balance at beginning of year	$(1.1)	$(1.2)
Balance at end of period	(1.1)	(1.2)
Herman Miller, Inc. Stockholders' Equity	548.8	451.1
Noncontrolling Interests
Balance at beginning of year	$0.3	$0.5
Net income attributable to noncontrolling interests	—	0.1
Balance at end of period	0.3	0.6
Total Stockholders' Equity	$549.1	$451.7

Notes to Condensed Consolidated Financial Statements
Three Months Ended September 3, 2016
(in millions)

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

The accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments that are of a normal recurring nature necessary to present fairly the financial position of the company as of September 3, 2016. Operating results for the three months ended September 3, 2016, are not necessarily indicative of the results that may be expected for the year ending June 3, 2017. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the company's annual report on Form 10-K for the year ended May 28, 2016.

2. Recently Issued Accounting Standards Not Yet Adopted

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
Simplifying the Measurement of Inventory
Under the updated standard, an entity should measure inventory that is measured using either the first-in, first-out ("FIFO") or the average cost methods at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The updated standard should be applied prospectively.
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
Statement of Cash Flows Classification of Certain Cash Receipts and Cash Payments
The standard amends the guidance on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of the standard is to reduce the diversity in practice by laying out consistent principles. The standard must be adopted under a modified retrospective approach and early adoption is permitted.
		June 3, 2018	The company is currently evaluating the impact of adopting this guidance.

3. Fiscal Year

The company's fiscal year ends on the Saturday closest to May 31. Fiscal 2017, the year ending June 3, 2017, and fiscal 2016, the year ended May 28, 2016, contain 53 and 52 weeks, respectively. The first quarter of fiscal 2017 and fiscal 2016 contained 14 and 13 weeks, respectively.

4. Acquisitions

Naughtone Holdings Limited
On June 3, 2016, the company acquired 50 percent of the outstanding equity of Naughtone Holdings Limited ("Naughtone"), a leader in soft seating products, stools, occasional and meeting tables. As part of this arrangement, the company acquired a noncontrolling equity interest in Naughtone Holdings Limited for $12.4 million in consideration.

5. Inventories, net

(In millions)	September 3, 2016	May 28, 2016
Finished goods	$117.6	$102.1
Raw materials	28.6	26.1
Total	$146.2	$128.2
Inventories are valued at the lower of cost or market and include material, labor, and overhead. The inventories at our West Michigan manufacturing operations are valued using the last-in, first-out (LIFO) method, whereas inventories of certain other subsidiaries are valued using the first-in, first-out (FIFO) method.

6. Goodwill and Indefinite-lived Intangibles

Goodwill and other indefinite-lived intangible assets included in the Condensed Consolidated Balance Sheets consisted of the following as of September 3, 2016 and May 28, 2016:

(In millions)	Goodwill	Indefinite-lived Intangible Assets	Total Goodwill and Indefinite-lived Intangible Assets
May 28, 2016	$305.3	$85.2	$390.5
Foreign currency translation adjustments	(0.4)	—	(0.4)
September 3, 2016	$304.9	$85.2	$390.1

7. Employee Benefit Plans

Components of Net Periodic Benefit Costs
	Three Months Ended
	Pension Benefits
(In millions)	September 3, 2016	August 29, 2015
International:
Interest cost	$0.7	$1.0
Expected return on plan assets	(1.2)	(1.4)
Net amortization loss	0.6	0.7
Net periodic benefit cost	$0.1	$0.3

8. Earnings Per Share

The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS):

	Three Months Ended
	September 3, 2016	August 29, 2015
Numerators:
Numerator for both basic and diluted EPS, net earnings attributable to Herman Miller, Inc. - in millions	$36.3	$33.5

Denominators:
Denominator for basic EPS, weighted-average common shares outstanding	59,930,772	59,733,924
Potentially dilutive shares resulting from stock plans	606,384	497,141
Denominator for diluted EPS	60,537,156	60,231,065
Antidilutive equity awards not included in weighted-average common shares - diluted	286,260	643,782

The company has certain share-based payment awards that meet the definition of participating securities. The company has evaluated the impact on EPS of all participating securities under the two-class method, noting the impact on EPS was immaterial.

9. Stock-Based Compensation

The following table summarizes the stock-based compensation expense and related income tax effect for the periods indicated:

(In millions)	Three Months Ended
	September 3, 2016	August 29, 2015
Stock-based compensation expense	$3.4	$4.0
Related income tax effect	1.2	1.4

Stock-based compensation expense recognized in the Condensed Consolidated Statements of Comprehensive Income for the three month periods ended September 3, 2016 and August 29, 2015 has been reduced for estimated forfeitures, as it is based on awards ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ. Forfeitures are estimated based on historical experience.

For the three month period ended September 3, 2016, the company issued 191,023 shares of common stock related to the exercise of stock options, 81,095 shares of common stock related to the vesting of restricted stock units, and 113,040 shares of common stock related to the vesting of performance share units.

For the three month period ended August 29, 2015, the company issued 17,390 shares of common stock related to the exercise of stock options, 160,319 shares of common stock related to the vesting of restricted stock units, and 55,825 shares of common stock related to the vesting of performance share units.

10. Income Taxes

The company recognizes interest and penalties related to uncertain tax benefits through income tax expense in its Condensed Consolidated Statement of Comprehensive Income. Interest and penalties are recognized in the company's Condensed Consolidated Statement of Comprehensive Income. Interest was $0.1 million and negligible while penalties were $0.2 million and negligible during the three month periods ended September 3, 2016 and August 29, 2015, respectively. The company's recorded liability for potential interest and penalties related to uncertain tax benefits totaled $0.9 million and $0.7 million as of September 3, 2016 and May 28, 2016, respectively. The company had income tax accruals associated with uncertain tax benefits totaling $3.0 million and $2.4 million as of September 3, 2016 and May 28, 2016, respectively.

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

11. Fair Value Measurements

The company's financial instruments consist of cash equivalents, marketable securities, accounts and notes receivable, deferred compensation plan, accounts payable, debt, redeemable noncontrolling interests and foreign currency exchange contracts. The company's financial instruments, other than long-term debt, are recorded at fair value. The carrying value and fair value of the company's long-term debt, including current maturities, is as follows for the periods indicated:

(In millions)	September 3, 2016	May 28, 2016
Carrying value	$233.9	$221.9
Fair value	$248.7	$241.7

The following describes the methods the company uses to estimate the fair value of financial assets and liabilities, which have not significantly changed in the current period:

Available-for-sale securities — The company's available-for-sale marketable securities primarily include equity and fixed income mutual funds and government obligations. These investments are recorded at fair value using quoted prices for similar securities.

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

The following tables set forth financial assets and liabilities measured at fair value in the Condensed Consolidated Balance Sheets and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of September 3, 2016 and May 28, 2016.

(In millions)	Fair Value Measurements
	September 3, 2016		May 28, 2016
Financial Assets	Quoted Prices with Other Observable Inputs (Level 2)	Management Estimate (Level 3)	Quoted Prices with Other Observable Inputs (Level 2)	Management Estimate (Level 3)
Available-for-sale marketable securities:
Government obligations	$0.4	$—	$0.4	$—
Mutual funds - fixed income	6.6	—	6.4	—
Mutual funds - equity	0.7	—	0.7	—
Foreign currency forward contracts	0.4	—	0.5	—
Deferred compensation plan	8.8	—	7.9	—
Total	$16.9	$—	$15.9	$—

Financial Liabilities
Foreign currency forward contracts	$0.5	$—	$0.8	$—
Contingent consideration	—	2.7	—	2.7
Total	$0.5	$2.7	$0.8	$2.7

The table below presents a reconciliation for liabilities measured at fair value using significant unobservable inputs (Level 3) (in millions).

Contingent Consideration	September 3, 2016	May 28, 2016
Beginning balance	$2.7	$2.6
Foreign currency translation adjustments	—	(0.1)
Settlements	—	(2.5)
Purchases or additions	—	2.7
Ending balance	$2.7	$2.7

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

The following is a summary of the carrying and market values of the company's marketable securities as of the respective dates.

	September 3, 2016
(In millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value
Government obligations	0.4	—	—	0.4
Mutual funds - fixed income	6.6	—	—	6.6
Mutual funds - equity	0.6	$0.1	$—	$0.7
Total	$7.6	$0.1	$—	$7.7

	May 28, 2016
(In millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value
Government obligations	0.4	—	—	0.4
Mutual funds - fixed income	6.4	—	—	6.4
Mutual funds - equity	0.7	—	—	0.7
Total	$7.5	$—	$—	$7.5

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

Maturities of debt securities included in marketable securities as of September 3, 2016, are as follows:

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

(In millions)	Three Months Ended
	September 3, 2016	August 29, 2015
Accrual Balance — beginning	$43.9	$39.3
Accrual for product-related matters	5.2	5.6
Settlements and adjustments	(5.2)	(5.4)
Accrual Balance — ending	$43.9	$39.5

Guarantees
The company is periodically required to provide performance bonds to do business with certain customers. These arrangements are common and generally have terms ranging between one and three years. The bonds are required to provide assurance to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies; however, the company is ultimately liable for claims that may occur against them. As of September 3, 2016, the company had a maximum financial exposure related to performance bonds totaling approximately $8.3 million. The company has no history of claims, nor is it aware of circumstances that would require it to pay, under any of these arrangements. The company also believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company's financial statements. Accordingly, no liability has been recorded in respect to these bonds as of either September 3, 2016 or May 28, 2016.

The company has entered into standby letter of credit arrangements for purposes of protecting various insurance companies and lessors against default on insurance premium and lease payments. As of September 3, 2016, the company had a maximum financial exposure from these standby letters of credit totaling approximately $8.4 million, all of which is considered usage against the company's revolving credit facility. The company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements, and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company's financial statements. Accordingly, no liability has been recorded in respect of these arrangements as of September 3, 2016 and May 28, 2016.

Contingencies
The company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the company's consolidated financial statements.

13. Debt

Long-term debt as of September 3, 2016 and May 28, 2016 consisted of the following obligations:

(In millions)	September 3, 2016	May 28, 2016
Series B senior notes, due January 3, 2018	$149.9	$149.9
Debt securities, due March 1, 2021	50.0	50.0
Syndicated revolving line of credit, due July 2019	34.0	22.0
Total	$233.9	$221.9

As of September 3, 2016, the company was a party to a third amended and restated syndicated revolving line of credit, dated July 21, 2014, which provided the company with up to $250 million in revolving variable interest borrowing capacity and included an "accordion feature" allowing the company to increase, at its option and subject to the approval of the participating banks, the aggregate borrowing capacity of the facility by $125 million. The facility was to expire in July 2019 and outstanding borrowings bore interest at rates based on the prime rate, federal funds rate, LIBOR, or negotiated rates as outlined in the agreement. Interest was payable periodically throughout the period if borrowings are outstanding. As of September 3, 2016, the total debt outstanding related to borrowings under this facility was $34.0 million. These borrowings are included within Long-term debt in the Condensed Consolidated Balance Sheet. As of September 3, 2016, the total usage against the facility was $42.4 million, of which $8.4 million related to outstanding letters of credit. As of May 28, 2016, total usage against this facility was $30.7 million, $8.7 million of which related to outstanding letters of credit.

On September 13, 2016, the company entered into an amendment and restatement of its unsecured third amended and restated syndicated revolving line of credit, which provided the company with additional revolving borrowing capacity. Refer to footnote 17 - Subsequent Event, for further information with respect to this amendment.

14. Accumulated Other Comprehensive Loss

The following table provides an analysis of the changes in accumulated other comprehensive loss for the three months ended September 3, 2016 and August 29, 2015:

	Three Months Ended
(In millions)	September 3, 2016	August 29, 2015
Cumulative translation adjustments at beginning of period	$(29.6)	$(20.8)
Translation adjustments (net of tax $ - , $0.4)	(4.7)	(3.5)
Balance at end of period	(34.3)	(24.3)
Pension and other post-retirement benefit plans at beginning of period	(34.9)	(35.4)
Reclassification to earnings - operating expenses (net of tax $0.6, $(0.3))	1.3	0.9
Balance at end of period	(33.6)	(34.5)
Total accumulated other comprehensive loss	$(67.9)	$(58.8)

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

Changes in the company’s Redeemable noncontrolling interests for the three months ended September 3, 2016 and August 29, 2015 are as follows:

	Three Months Ended
(In millions)	September 3, 2016	August 29, 2015
Beginning Balance	$27.0	$30.4
Purchase of noncontrolling interests	(1.5)	—
Net income attributable to redeemable noncontrolling interests	0.2	0.2
Redemption value adjustment	(0.1)	0.8
Other adjustments	0.1	0.1
Ending Balance	$25.7	$31.5

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

	Three Months Ended
(In millions)	September 3, 2016	August 29, 2015
Net Sales:
North American Furniture Solutions	$365.1	$338.1
ELA Furniture Solutions	97.3	102.5
Specialty	60.8	57.8
Consumer	75.4	67.0
Corporate	—	—
Total	$598.6	$565.4

Operating Earnings (Loss):
North American Furniture Solutions	$43.3	$40.8
ELA Furniture Solutions	7.2	6.6
Specialty	5.3	4.3
Consumer	0.7	3.8
Corporate	(0.1)	(0.4)
Total	$56.4	$55.1

(In millions)	September 3, 2016	May 28, 2016
Total Assets:
North American Furniture Solutions	$532.1	$531.7
ELA Furniture Solutions	229.3	218.4
Specialty	150.5	147.3
Consumer	254.3	245.3
Corporate	72.9	92.5
Total	$1,239.1	$1,235.2

17. Subsequent Event

On September 13, 2016, the company entered into an amendment and restatement of its unsecured third amended and restated syndicated revolving line of credit (the “Agreement”). The Agreement, which expires on September 13, 2021, provides the company with up to $400 million in revolving variable interest borrowing capacity. In addition, the Agreement includes an “accordion feature” allowing the company to increase, at its option and subject to the approval of the participating banks, the aggregate borrowing capacity of the facility by up to $200 million. As of September 13, 2016, the unused borrowing capacity available to the company under the Agreement totaled $360.1 million. Amounts borrowed under the Agreement are subject to variable rates of interest tied to a base rate (Prime, LIBOR or U.S. Federal Funds) plus an applicable margin depending on the form of borrowing selected by the company.

Additionally, on September 13, 2016, the company entered into an interest rate swap agreement (“Swap Transaction”) to manage its exposure to fluctuations in variable interest rates. The Swap Transaction is for an aggregate notional amount of $150.0 million with a forward start date of January 3, 2018 and a termination date of January 3, 2028. As a result of the Swap Transaction, the company effectively will convert $150.0 million of its outstanding indebtedness from a LIBOR-based floating interest rate plus applicable margin to a 1.949 percent fixed interest rate plus applicable margin under the Agreement as of the forward start date.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
Three Months Ended September 3, 2016
(in millions)

The following is management's discussion and analysis of certain significant factors that affected the company's financial condition, earnings and cash flows during the periods included in the accompanying condensed consolidated financial statements and should be read in conjunction with the company's Annual Report on Form 10-K for the fiscal year ended May 28, 2016. References to “Notes” are to the footnotes included in the accompanying condensed consolidated financial statements.
Discussion of Current Business Conditions

The first quarter of fiscal 2017 included 14 weeks of operations as compared to a standard 13-week period. The additional week is required periodically in order to more closely align the company's fiscal year with the calendar months. This is a factor that should be considered when comparing the company's first quarter financial results to the prior year period, which included 13 weeks of operations.

The company posted net sales of $598.6 million and orders of $595.6 million, as well as diluted earnings per share of $0.60 during the first quarter of fiscal 2017. Growth in both net sales and orders was approximately 6 percent as compared to the same period in the prior year. On an organic basis, which adjusts for dealer divestitures, changes in foreign currency translation rates and the impact of the extra week, net sales and orders grew by approximately 1.5 percent(*) and 2.5 percent, respectively.

The North American segment recorded net sales of $365.1 million and orders of $347.7 million during the first quarter of fiscal 2017. On an organic basis, the North American segment recorded net sales of $342.7 million(*) and orders of $327.1 million, which represented organic growth in sales of approximately 1.4 percent(*) and organic decline in orders of approximately 1.4 percent. During the quarter, order patterns within the North American segment demonstrated the project-based nature of the industry as order levels were low during the first two months of the quarter, but strengthened toward the end of the quarter.

The ELA segment posted growth in orders during the first quarter of fiscal 2017 in spite of the economic uncertainty stemming from the Brexit referendum, the impact of low oil prices in certain regions and general economic uncertainty throughout much of the world. During the first quarter of fiscal 2017, net sales were $97.3 million and orders were $109.8 million. Compared to the prior year, this represented a decrease in net sales of 5.1 percent and an increase in orders of 1.5 percent. Organic net sales and orders increased 0.5 percent(*) and 12.4 percent, respectively. This growth was driven mainly by increased activity within the Asia-Pacific region.

Net sales increased within the company's Specialty segment from $57.8 million in the prior year to $60.8 million in the current three month period. Operating income also increased from $4.3 million to $5.3 million in the current three month period. Organic net sales declined 0.5 percent(*) and organic orders increased by 8.2 percent as compared to the prior year. The growth in orders was driven primarily by the company's Geiger subsidiary and the Herman Miller Collection.

The Consumer segment showed positive momentum during the quarter as net sales and orders expanded by 12.5 percent and 9.7 percent, respectively. On an organic basis, net sales increased by 5.7 percent(*) and orders increased by 3.5 percent as compared to the same period in the prior year. Improved activity within the consumer wholesale, DWR and e-commerce channels all contributed to the growth in net sales and orders during the quarter. This growth was aided by investments in channel and brand initiatives, including changes in the methodology used to select prospective new customers through the Company's direct mail catalog program. The company is also continuing to expand the real estate footprint of the Consumer segment and this quarter opened 3 new DWR studios, including Manhasset, New York, Washington DC. and Austin, Texas. The addition of these studios increased the Company's total DWR studio square footage by approximately 26,000 square feet or 11% from the end of fiscal 2016.

There are areas of challenge, both in the U.S. and abroad, within the macro-economic backdrop of the business. Despite the slowdown in orders this quarter that the company believes was felt across much of the North American contract furniture industry, the company believes that certain key industry metrics, including service sector employment, non-residential construction activity and architectural billings data, continue to show a positive trend. Conversely, rising steel prices, uncertainty surrounding the upcoming presidential election and continued challenges in the energy sector remain as headwinds in the U.S. Additionally, despite the strong order growth felt within the ELA segment this quarter, the uncertain impact of Brexit, continued low oil prices and general economic uncertainty represent challenges for the business as a whole going forward.

The remaining sections within Item 2 include additional analysis of our three months ended September 3, 2016, including discussion of significant variances compared to the prior year periods.

*Non-GAAP measurements; see accompanying reconciliations and explanations.

Reconciliation of Non-GAAP Financial Measures

This report contains references to Organic net sales, which is a non-GAAP financial measure. Organic net sales represents the change in Net sales, excluding the impact of dealer divestitures, currency translation effects, and the extra week in fiscal 2017. The company believes presenting Organic net sales is useful for investors as it provides financial information on a more comparative basis for the periods presented. The first quarter of fiscal 2017 included 14 weeks of operations as compared to a standard 13-week period. The additional week is required periodically in order to more closely align Herman Miller’s fiscal year with the calendar months.

Organic net sales is not a measurement of our financial performance under GAAP and should not be considered an alternative to the related GAAP measurement. This non-GAAP measurement has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Our presentation of non-GAAP measures should not be construed as an indication that our future results will be unaffected by unusual or infrequent items. We compensate for these limitations by providing prominence of our GAAP results and using the non-GAAP financial measures only as a supplement.
The following table reconciles Net sales to Organic net sales for the periods indicated.

	Three Months Ended					Three Months Ended
	9/3/16					8/29/15
	North America	ELA	Specialty	Consumer	Total	North America	ELA	Specialty	Consumer	Total
Net Sales, as reported	$365.1	$97.3	$60.8	$75.4	$598.6	$338.1	$102.5	$57.8	$67.0	$565.4
% change from PY	8.0%	(5.1)%	5.2%	12.5%	5.9%

Proforma Adjustments
Dealer Divestitures	—	—	—	—	—	—	(8.8)	—	—	(8.8)
Currency Translation Effects (1)	0.3	3.2	—	0.1	3.6	—	—	—	—	—
Impact of Extra Week in FY17	(22.7)	(6.3)	(3.3)	(4.7)	(37.0)	—	—	—	—	—
Organic net sales	$342.7	$94.2	$57.5	$70.8	$565.2	$338.1	$93.7	$57.8	$67.0	$556.6
% change from PY	1.4%	0.5%	(0.5)%	5.7%	1.5%
(1) Currency translation effects represent the estimated net impact of translating current period sales and orders using the average exchange rates applicable to the comparable prior year period

Analysis of First Quarter Results

The following table presents certain key highlights from the results of operations for the periods indicated.

(In millions, except per share data)	Three Months Ended
	September 3, 2016	August 29, 2015	Percent Change
Net sales	$598.6	$565.4	5.9%
Cost of sales	368.6	348.6	5.7%
Gross margin	230.0	216.8	6.1%
Operating expenses	173.6	161.7	7.4%
Operating earnings	56.4	55.1	2.4%
Other expenses, net	3.2	4.4	(27.3)%
Earnings before income taxes and equity income	53.2	50.7	4.9%
Income tax expense	17.0	17.0	—%
Equity earnings from nonconsolidated affiliates, net of tax	0.3	0.1	200.0%
Net earnings	$36.5	$33.8	8.0%
Net earnings attributable to noncontrolling interests	0.2	0.3	(33.3)%
Net earnings attributable to Herman Miller, Inc.	$36.3	$33.5	8.4%

Earnings per share — diluted	$0.60	$0.56	7.1%
Orders	$595.6	$563.3	5.7%
Backlog	$320.5	$320.1	0.1%

The following table presents, for the periods indicated, select components of the company's Condensed Consolidated Statements of Comprehensive Income as a percentage of net sales.

	Three Months Ended
	September 3, 2016	August 29, 2015
Net sales	100.0%	100.0%
Cost of sales	61.6	61.7
Gross margin	38.4	38.3
Operating expenses	29.0	28.6
Operating earnings	9.4	9.7
Other expenses, net	0.5	0.8
Earnings before income taxes and equity income	8.9	9.0
Income tax expense	2.8	3.0
Equity earnings from nonconsolidated affiliates, net of tax	0.1	—
Net earnings	6.1	6.0
Net earnings attributable to noncontrolling interests	—	0.1
Net earnings attributable to Herman Miller, Inc.	6.1	5.9

Performance versus the Domestic Contract Furniture Industry

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

After many years of compiling and reporting member production data for the U.S. market, BIFMA has revised its data collection process in an attempt to better reflect contract furniture production throughout North America, including products manufactured in Canada and Mexico. The BIFMA data collection process changed during the fourth quarter of the company's 2016 fiscal year. Prior to this change, products manufactured in Canada or Mexico and shipped to the U.S. were excluded from BIFMA’s estimate of industry shipments and orders. The new methodology was designed to provide a better reflection of the market as a whole, especially given the rise in competition based in Canada and Mexico as well as sourcing moves by the company's existing competitors. Additionally, BIFMA revised its product definitions to better fit products specifically designed for the Healthcare and Education end markets. The overall effect of these revisions is that the estimated market size for the North American contract industry increased substantially - resulting in a re-orientation of market share estimates across each industry participant. The BIFMA statistics that are mentioned throughout this document are based on the revised method of compiling the industry data.

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

For the three month period ended September 3, 2016, the company's domestic United States shipments, as defined by BIFMA, increased by 2.9 percent while the company's domestic orders increased by 1.9 percent year-over-year. BIFMA reported an estimated year-over-year increase in shipments of 1.8 percent and an increase in orders of 1.4 percent for the comparable period.

Performance versus the Consumer Furnishings Sector

We also monitor trade statistics reported by the U.S. Census Bureau, which reports monthly retail sales growth data across a number of retail categories, including Furniture and Home Furnishing Stores. This information provides a relative comparison to our Consumer segment, but is not intended to be an exact comparison. The average monthly year-over-year growth rate in sales for the Furniture and Home Furnishing Stores category for the three month period ended September 3, 2016 was approximately 3.1 percent. By comparison, net sales in our Consumer segment increased by approximately 12.5 percent for the three months ended September 3, 2016. On an organic basis, net sales increased by 5.7 percent(*) as compared to the same period in the prior year.

* Non-GAAP measurements; see accompanying reconciliations and explanations.

Consolidated Sales

The following charts present graphically the primary drivers of the year-over-year change in net sales for the three-months ended September 3, 2016. The amounts presented in the bar graphs are expressed in millions and have been rounded to eliminate decimals.
Consolidated net sales increased $33.2 million or 5.9 percent for the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. The following items led to the change:

•
The three month period for fiscal 2017 had 14 weeks as compared to the same period of fiscal 2016, which had 13 weeks. The impact of this additional week increased net sales by approximately $37.0 million.

•	Increased sales volumes within the North American segment of approximately $13.1 million, which were driven primarily by growth in the company's healthcare business unit.

•	Increased sales volumes within the Consumer segment of approximately $3.8 million, which were driven by a combination of growth from DWR, e-commerce and wholesale business to other retailers.

•	Foreign currency translation had a negative impact on net sales of $3.6 million.

•
The impact of the divestiture of the company's dealership in Australia during fiscal 2016 had the effect of reducing sales by approximately $8.8 million in the current three month period as compared to the same period of the prior fiscal year.

•	Changes in pricing, net of incremental discounting, decreased net sales in the first quarter of fiscal 2017 by approximately $11 million compared to the prior year.

Consolidated Gross Margin

Consolidated gross margin was 38.4 percent for the three month period ending September 3, 2016 as compared to 38.3 percent for the same period of the prior year. The following factors summarize the major drivers of the year-over-year change in gross margin percentage:

•	Incremental discounting reduced the company's consolidated gross margin by approximately 110 basis points relative to the same period of last fiscal year.

•
Operational improvements, a shift in product mix and cost savings initiatives at the company's West Michigan manufacturing facilities, net of commodity cost increases, reduced direct material costs, driving an improvement in gross margin of 70 basis points compared to the prior year.

•
Improved direct labor costs related to production volume leverage and lower benefits costs at the company's Geiger and Nemschoff subsidiaries drove an improvement of 30 basis points compared to the same period of last fiscal year.

•
A decrease in incentive compensation expenses increased our consolidated gross margin by 20 basis points relative to the three-month comparative period of last fiscal year. The decrease reflects lower incentive compensation costs that are variable based on the achievement of planned earnings levels for the fiscal year.

*Non-GAAP measurements; see accompanying reconciliations and explanations.

Operating Expenses and Operating Earnings

The following chart presents graphically the primary drivers of the year-over-year change in operating expenses for the three-months ended September 3, 2016. The amounts presented in the bar graphs are expressed in millions and have been rounded to eliminate decimals.

Consolidated operating expenses increased $11.9 million or 7.4 percent in the first quarter of fiscal 2017 as compared to the same period of last fiscal year. The following factors contributed to the change:

•	The impact of an extra week in fiscal 2017 increased operating expenses by approximately $9 million during the three month comparative period.

•
Marketing and selling expenses increased $5.9 million relative to the same period of last fiscal year. The increase resulted from new marketing initiatives, particularly within the Consumer segment, as well as increases in selling capacity and sales growth during the comparative periods.

•
Employee incentive costs decreased by $3.6 million for the three month comparative period. The decrease reflects lower incentive compensation costs that are variable based on the achievement of planned earnings levels for the fiscal year.

Operating earnings for the three month period ended September 3, 2016 were $56.4 million or 9.4 percent of sales. This compares to $55.1 million or 9.7 percent of sales for the same period of the last fiscal year.

Other Income/Expense and Income Taxes

Net other expense of $3.2 million in the first three months of fiscal 2017 decreased $1.2 million compared to the same period in the prior year. The decrease in net other expenses in fiscal 2017 as compared to fiscal 2016 was primarily related to an increase in foreign currency gains and an increase in market gains from the company's deferred compensation plan.

The effective tax rates for the three month periods ended September 3, 2016 and August 29, 2015 were 32.0 percent and 33.6 percent, respectively. The company's United States federal statutory rate is 35 percent. The decrease in the effective tax rate for the three month period ended September 3, 2016 was a result of an increase in the mix of earnings in tax jurisdictions that have rates lower than the United States statutory rate along with the Protecting Americans from Tax Hikes (PATH) Act of 2015, which resulted in a permanent extension of the research and development credit, which had expired on December 31, 2014. The effective tax rates for the three month periods ended September 3, 2016 and August 29, 2015 were lower than the United States statutory rate due to the manufacturing deduction under the American Jobs Creation Act of 2004 (“AJCA”) and the mix of earnings in taxing jurisdictions that have rates that are lower than the United States statutory rate.

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

The charts below present the relative mix of net sales and operating earnings across the company's reportable segments during the three month period ended September 3, 2016. This is followed by a discussion of the company's results, by reportable segment.
North American Furniture Solutions ("North America")

Net sales totaled $365.1 million for the first quarter of fiscal 2017, an increase of 8.0 percent from the first quarter of fiscal 2016. Orders totaled $347.7 million an increase of 4.8 percent from the same period in the prior year. Operating earnings for the first quarter of fiscal 2017 were $43.3 million or 11.9 percent of sales as compared to $40.8 million or 12.1 percent of sales in the first quarter of fiscal 2016.

•	The impact of the extra week increased net sales by $22.7 million in the first quarter of fiscal 2017 as compared to the same period in the prior year.

•	Sales volumes within the North American segment increased by $13.1 million. This was driven by growth in the company's healthcare business.

•	Changes in pricing, net of incremental discounting in the current quarter, drove a decrease in net sales of approximately $9 million.

•
Operating expenses within the North American segment were higher than the prior year primarily as a result of increased sales and marketing expenses, increased research and development expenses and the impact of the extra week of operations.

ELA Furniture Solutions ("ELA")

Net sales totaled $97.3 million for the first quarter of fiscal 2017, a decrease of 5.1 percent from the first quarter of fiscal 2016. Orders totaled $109.8 million, an increase of 1.5 percent from the same period in the prior year. Operating earnings for the first quarter of fiscal 2017 were $7.2 million or 7.4 percent of sales as compared to $6.6 million or 6.4 percent of sales in the first quarter of fiscal 2016.

•	The impact of the extra week increased net sales by $6.3 million in the first quarter of fiscal 2017 as compared to the same period in the prior year.

•	Foreign currency translation decreased net sales by approximately $3.2 million.

•
The first quarter of fiscal 2016 included the results of the company’s dealership in Australia that was divested in the fourth quarter of fiscal 2016. Accordingly, $8.8 million of the year-over-year decrease in net sales was due to the divestiture.

•	The divestiture of the company’s dealership in Australia decreased operating expenses by approximately $2.9 million as compared to the prior year.

•
Excluding the impact of the divestiture of the dealership in Australia, operating expenses within the ELA segment were higher than the prior year primarily as a result of the the extra week of operations.

Specialty

Net sales totaled $60.8 million for the first quarter of fiscal 2017, an increase of 5.2 percent from the first quarter of fiscal 2016. Orders totaled $67.0 million, an increase of 14.7 percent from the same period in the prior year. Operating earnings for the first quarter of fiscal 2017 were $5.3 million or 8.7 percent of sales as compared to $4.3 million or 7.4 percent of sales in the first quarter of fiscal 2016.

•	The impact of the extra week increased net sales by $3.3 million in the first quarter of fiscal 2017 as compared to the same period in the prior year.

•	Operating expenses within the Specialty segment were higher than the prior year primarily as a result of the extra week of operations.

Consumer

Net sales totaled $75.4 million for the first quarter of fiscal 2017, an increase of 12.5 percent from the first quarter of fiscal 2016. Orders of $71.1 million increased 9.7 percent from the same period in the prior year. Operating earnings for the first quarter of fiscal 2017 were $0.7 million or 0.9 percent of sales as compared to $3.8 million or 5.7 percent of sales in the first quarter of fiscal 2016.

•	The impact of the extra week increased net sales by $4.7 million in the first quarter of fiscal 2017 as compared to the same period in the prior year.

•	Increased sales volumes of approximately $3.8 million were driven by a combination of growth from DWR, e-commerce and wholesale business to other retailers.

•
Operating expenses within the Consumer segment were higher than the prior year primarily as a result of increased sales and marketing expenses, incremental occupancy costs driven by studio openings and the impact of the extra week of operations.

Financial Condition, Liquidity and Capital Resources

The table below presents certain key cash flow and capital highlights for the periods indicated.

(In millions)	Three Months Ended
	September 3, 2016	August 29, 2015
Cash and cash equivalents, end of period	$65.1	$52.0
Marketable securities, end of period	7.7	5.7
Cash provided by operating activities	30.2	33.3
Cash used in investing activities	(51.4)	(13.1)
Cash provided by (used in) financing activities	0.8	(31.1)
Capital expenditures	(22.1)	(16.6)
Stock repurchased and retired	(7.2)	(2.4)
Common stock issued	6.0	0.9
Dividends paid	(8.8)	(8.4)
Interest-bearing debt, end of period	233.9	267.8
Available unsecured credit facility, end of period (1)	$207.6	$171.3
(1) Amounts shown are net of outstanding letters of credit of $8.4 million and $10.7 million as of September 3, 2016 and August 29, 2015, respectively, which are applied against availability under the company's unsecured credit facility.

Cash Flows - Operating Activities

Three Month Period Ended September 3, 2016
Cash generated from operating activities was $30.2 million for the three month period ended September 3, 2016, as compared to $33.3 million in the same period of the prior year. During the current three month period, changes in working capital balances drove a use of cash totaling $28.9 million. The main factors driving this use of cash were an increase in inventory of $18.0 million and a decrease in accrued compensation and benefits of $25.2 million. Inventory increased due to new product launches and inventory stocking related to upcoming sales within the Consumer segment and an increase in project activity within the ELA segment also contributed to the increase. Accrued compensation and benefits decreased due to the annual payout of accrued bonus and profit sharing. These factors more than offset drivers within working capital that increased cash, primarily a decrease in accounts and notes receivable of $27.4 million.

Three Month Period Ended August 29, 2015
Cash generated from operating activities was $33.3 million for the three month period ended August 29, 2015, as compared to $42.0 million in the same quarter of the prior year. During the current three month period, changes in working capital balances drove a use of cash totaling $17.6 million. The main factors driving this use of cash from working capital were an increase in accounts receivable of $14.6 million, an increase in inventory of $9.0 million an increase in prepaid expenses of $3.0 million, as well as a decrease in accounts payable of $12.2 million. These factors more than offset drivers within working capital that increased cash, including an increase in accrued compensation and benefits of $4.3 million, and an increase in accrued taxes of $18.4 million.

Cash Flows - Investing Activities

Investing activities in the first three months of fiscal 2017 resulted in a net cash outflow of $51.4 million as compared to a net cash outflow of $13.1 million in the same period of the prior year. The largest contributor to the change in cash used in investing activities as compared to the prior year was the repayment of loans against the cash surrender value of life insurance in the amount of $15.3 million. The cash surrender value of the company-owned life insurance policies and the loans were recorded net within "Other noncurrent assets" within the Condensed Consolidated Balance Sheets. Additionally, equity investments in noncontrolled entities resulted in a cash outlay of $13.9 million during the first quarter of fiscal 2017.

The company had cash outflows for the purchase of $22.1 million of capital assets in the first three months of fiscal 2017 compared to $16.6 million during the first three months of the prior year. At the end of the first quarter of fiscal 2017, there were outstanding commitments for capital purchases of $13.6 million compared to $10.5 million at the corresponding date in the prior year. The company expects full-year capital purchases to be between $80.0 million and $90.0 million, which will be primarily related to investments in the company's facilities and equipment. This compares to full-year capital spending of $85.1 million in fiscal 2016.

Cash Flows - Financing Activities

Cash inflows from financing activities were $0.8 million for the first three months of fiscal 2017 compared to cash outflows of $31.1 million during the same period of the prior year. Cash inflows from net borrowings on our revolving credit facility were $12.0 million during the three-month period of fiscal 2017. By comparison, cash outflows from net repayments were $22.0 million during the same period of fiscal 2016. Cash outflows for dividend payments were $8.8 million and $8.4 million for the three month periods of fiscal 2017 and fiscal 2016, respectively. Cash paid for the retirement of common stock was $7.2 million as compared to $2.4 million in the first three months of fiscal 2017 and 2016, respectively. Cash inflows for stock issuances related to employee benefit programs were $6.0 million and $0.9 million during the three month periods of fiscal 2017 and fiscal 2016, respectively.

Some minority shareholders in a subsidiary have the right, at certain times, to require the company to acquire a portion of their ownership interest in those entities at fair value. It is possible that within the next three years the company could be required to acquire this ownership interest. The fair value of this redeemable noncontrolling interest as of September 3, 2016 was $25.7 million and is included within "Redeemable noncontrolling interests" on the Consolidated Balance Sheets.

Sources of Liquidity

In addition to cash flows from operating activities, the company has access to liquidity through credit facilities, cash and cash equivalents, and short-term investments. These sources have been summarized below. For additional information, refer to Note 13 and Note 17 to the condensed consolidated financial statements.

(In millions)	September 3, 2016	August 29, 2015
Cash and cash equivalents	$65.1	$52.0
Marketable securities	7.7	5.7
Availability under syndicated revolving line of credit	$207.6	$171.3

At the end of the first quarter of fiscal 2017, the company had cash and cash equivalents of $65.1 million including $53.9 million of cash and cash equivalents held outside the United States. In addition, the company had marketable securities of $7.7 million held by one of its international subsidiaries. The subsidiary holding the company's marketable securities is taxed as a United States taxpayer at the company's election. Consequently, for tax purposes, all United States tax impacts for this subsidiary have been recorded. The company currently has no plans to repatriate cash from foreign subsidiaries during fiscal 2017.

The company has $10.1 million of cash held outside of the United States for which United States taxes have been recorded. The company's intent is to permanently reinvest the remainder of the cash outside of the United States. The company's plans do not indicate a need to repatriate these balances to fund United States operations.

On September 13, 2016, the Company entered into an amendment and restatement of an existing unsecured credit facility (the “Agreement”). The Agreement, which expires on September 13, 2021, provides the Company with up to $400 million in revolving variable interest borrowing capacity.

The company believes cash on hand, cash generated from operations, and borrowing capacity will provide adequate liquidity to fund near term and forseeable future business operations, capital needs, future dividends and share repurchases, subject to financing availability in the marketplace.

Contractual Obligations

Contractual obligations associated with ongoing business and financing activities will require cash payments in future periods. A table summarizing the amounts and estimated timing of these future cash payments as of May 30, 2016 was provided in the company's annual report on Form 10-K for the year ended May 28, 2016. There has been no material change in such obligations since that date.

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

Variable Interest Entities

On occasion, the company provides financial support to certain independent dealers in the form of term loans, lines of credit, and/or loan guarantees that may represent variable interests in such entities. As of September 3, 2016, the company was not considered to be the primary beneficiary of any such dealer relationships under FASB ASC Topic 810, Consolidation. Accordingly, the company is not required to consolidate the financial statements of any of these entities as of September 3, 2016.

Contingencies

See Note 12 to the condensed consolidated financial statements.

Critical Accounting Policies

The company strives to report financial results clearly and understandably. The company follows accounting principles generally accepted in the United States in preparing its consolidated financial statements, which require certain estimates and judgments that affect the financial position and results of operations for the company. The company continually reviews the accounting policies and financial information disclosures. A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the company's annual report on Form 10-K for the year ended May 28, 2016. During the first three months of fiscal 2017, there were no material changes in the accounting policies and assumptions previously disclosed.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk
Three Months Ended September 3, 2016

The information concerning quantitative and qualitative disclosures about market risk contained in the company’s Annual Report on Form 10-K for its fiscal year ended May 28, 2016 has not changed. The nature of market risks from interest rates and commodity prices has not changed materially during the first three months of fiscal 2017.

Foreign Exchange Risk

The company manufactures its products in the United States, United Kingdom, China and India. The company also sources completed products and product components from both inside and outside the United States. The company's completed products are sold in numerous countries around the world. Sales in foreign countries as well as certain expenses related to those sales are transacted in currencies other than the company's reporting currency, the United States dollar. Accordingly, production costs and profit margins related to these sales are affected by the currency exchange relationship between the countries where the sales take place and the countries where the products are sourced or manufactured. These currency exchange relationships can also affect the company's competitive positions within these markets.

The principal foreign currencies in which the company conducts its business are the British pound sterling, European euro, Canadian dollar, Australian dollar, Japanese yen, Mexican peso, Brazilian real, Indian rupee, South African rand, Hong Kong dollar and Chinese renminbi. In the normal course of business, the company enters into forward foreign currency exchange swap contracts. Changes in the fair value of such contracts are reported in earnings in the period the value of the contract changes. The net gain or loss upon settlement and the change in fair value of outstanding contracts is recorded as a component of other expense (income), net.

Item 4: Controls and Procedures
Three Months Ended September 3, 2016

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the company's Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 3, 2016, and the company's Chief Executive Officer and Chief Financial officer have concluded that, as of that date, the company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended September 3, 2016, that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

Part II - Other Information
Three Months Ended September 3, 2016

Item 1: Legal Proceedings

Referred to in Note 12 of the condensed consolidated financial statements.

Item 1A: Risk Factors

There have been no material changes in the company's risk factors from those set forth in the company's Annual Report on Form 10-K for the year ended May 28, 2016.

Item 2:     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following is a summary of share repurchase activity during the quarter ended September 3, 2016.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (in millions)
5/29/16 - 7/2/16	26,225	$30.02	26,225	$131,558,738
7/3/16 - 7/30/16	153,786	$31.56	153,786	$126,705,502
7/31/16 - 9/3/16	47,000	$33.35	47,000	$125,138,229
Total	227,011		227,011

No repurchase plans expired or were terminated during the first quarter of fiscal 2017, nor do any plans exist under which the company does not intend to make further purchases. The Board has the authority to terminate any further repurchases.

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

HERMAN MILLER, INC.

October 12, 2016	/s/ Brian C. Walker
Brian C. Walker
Chief Executive Officer
(Duly Authorized Signatory for Registrant)

October 12, 2016	/s/ Jeffrey M. Stutz
Jeffrey M. Stutz
Chief Financial Officer
(Duly Authorized Signatory for Registrant)