Form 10-Q
period 2016-12-03
MILLER HERMAN INC
filed 2017-01-11
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ _ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended December 3, 2016	Commission File No. 001-15141

HERMAN MILLER, INC.

A Michigan Corporation	ID No. 38-0837640

855 East Main Avenue, Zeeland, MI 49464-0302	Phone (616) 654 3000

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
Yes [_] No [ X ]

Common Stock Outstanding at January 9, 2017 - 59,907,704 shares

Herman Miller, Inc. Form 10-Q

Herman Miller, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Dollars in millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 3, 2016	November 28, 2015	December 3, 2016	November 28, 2015
Net sales	$577.5	$580.4	$1,176.1	$1,145.8
Cost of sales	359.5	356.0	728.1	704.6
Gross margin	218.0	224.4	448.0	441.2
Operating expenses:
Selling, general, and administrative	149.0	149.7	303.2	292.8
Restructuring expenses	1.0	—	1.0	—
Design and research	18.4	19.2	37.8	37.8
Total operating expenses	168.4	168.9	342.0	330.6
Operating earnings	49.6	55.5	106.0	110.6
Other expenses:
Interest expense	3.9	3.9	7.6	7.8
Other, net	0.4	(0.4)	(0.2)	0.1
Earnings before income taxes and equity income	45.3	52.0	98.6	102.7
Income tax expense	14.5	17.2	31.6	34.2
Equity income from nonconsolidated affiliates, net of tax	0.8	0.1	1.1	0.2
Net earnings	31.6	34.9	68.1	68.7
Net earnings (loss) attributable to noncontrolling interests	(0.1)	0.2	0.1	0.5
Net earnings attributable to Herman Miller, Inc.	$31.7	$34.7	$68.0	$68.2

Earnings per share — basic	$0.53	$0.58	$1.13	$1.14
Earnings per share — diluted	$0.53	$0.57	$1.13	$1.13
Dividends declared, per share	$0.170	$0.148	$0.340	$0.295

Other comprehensive loss, net of tax
Foreign currency translation adjustments	$(5.7)	$(1.0)	$(10.4)	$(4.5)
Pension and other post-retirement plans	0.3	0.5	1.6	1.4
Interest rate swap agreement	4.2	—	4.2	—
Other comprehensive loss	(1.2)	(0.5)	(4.6)	(3.1)
Comprehensive income	30.4	34.4	63.5	65.6
Comprehensive income (loss) attributable to noncontrolling interests	(0.1)	0.2	0.1	0.5
Comprehensive income attributable to Herman Miller, Inc.	$30.5	$34.2	$63.4	$65.1

See accompanying notes to condensed consolidated financial statements.

Herman Miller, Inc.
Condensed Consolidated Balance Sheets
(Dollars in millions, except per share data)
(Unaudited)

	December 3, 2016	May 28, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$71.9	$84.9
Marketable securities	7.8	7.5
Accounts and notes receivable, net	195.2	211.0
Inventories, net	150.3	128.2
Prepaid expenses and other	45.1	48.9
Total current assets	470.3	480.5
Property and equipment, at cost	954.6	929.0
Less — accumulated depreciation	(659.8)	(648.9)
Net property and equipment	294.8	280.1
Goodwill	304.6	305.3
Indefinite-lived intangibles	85.2	85.2
Other amortizable intangibles, net	47.8	50.8
Other noncurrent assets	70.2	33.3
Total Assets	$1,272.9	$1,235.2

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$161.9	$165.6
Accrued compensation and benefits	74.3	85.2
Accrued warranty	44.6	43.9
Other accrued liabilities	102.1	95.3
Total current liabilities	382.9	390.0
Long-term debt	219.6	221.9
Pension and post-retirement benefits	22.0	25.8
Other liabilities	54.4	45.8
Total Liabilities	678.9	683.5
Redeemable noncontrolling interests	25.4	27.0
Stockholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized, none issued)	—	—
Common stock, $0.20 par value (240,000,000 shares authorized, 59,899,365 and 59,868,276 shares issued and outstanding in 2017 and 2016, respectively)	12.0	12.0
Additional paid-in capital	143.3	142.7
Retained earnings	483.2	435.3
Accumulated other comprehensive loss	(69.1)	(64.5)
Key executive deferred compensation plans	(1.1)	(1.1)
Herman Miller, Inc. Stockholders' Equity	568.3	524.4
Noncontrolling Interests	0.3	0.3
Total Stockholders' Equity	568.6	524.7
Total Liabilities, Redeemable Noncontrolling Interests, and Stockholders' Equity	$1,272.9	$1,235.2

See accompanying notes to condensed consolidated financial statements.

Herman Miller, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in millions)
(Unaudited)

	Six Months Ended
	December 3, 2016	November 28, 2015
Cash Flows from Operating Activities:
Net earnings	$68.1	$68.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	28.3	27.6
Stock-based compensation	6.5	6.5
Excess tax benefits from stock-based compensation	(0.4)	(1.0)
Pension and post-retirement expenses	0.2	0.8
(Earnings) loss from nonconsolidated affiliates	(1.0)	0.6
Deferred taxes	2.0	(4.2)
Restructuring expenses	1.0	—
Increase in current assets	(13.2)	(42.1)
(Decrease) increase in current liabilities	(1.4)	10.9
Increase in non-current liabilities	4.1	4.6
Other, net	0.2	0.8
Net Cash Provided by Operating Activities	94.4	73.2

Cash Flows from Investing Activities:
Proceeds from sales of property	—	3.1
Acquisitions, net of cash received	—	(3.6)
Equity investment in non-controlled entities	(14.5)	—
Capital expenditures	(46.7)	(35.2)
Payments of loans on cash surrender value of life insurance	(15.3)	—
Other, net	(0.8)	1.0
Net Cash Used in Investing Activities	(77.3)	(34.7)

Cash Flows from Financing Activities:
Dividends paid	(19.0)	(17.2)
Proceeds from issuance of long-term debt	468.3	422.1
Payments of long-term debt	(470.6)	(455.1)
Payment of deferred financing costs	(1.4)	—
Common stock issued	6.5	5.6
Common stock repurchased and retired	(12.1)	(3.7)
Excess tax benefits from stock-based compensation	0.4	1.0
Purchase of redeemable noncontrolling interests	(1.5)	—
Payment of contingent consideration	(1.0)	—
Other, net	0.1	—
Net Cash Provided by (Used in) Financing Activities	(30.3)	(47.3)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	0.2	(0.2)
Net Decrease in Cash and Cash Equivalents	(13.0)	(9.0)

Cash and Cash Equivalents, Beginning of Period	84.9	63.7
Cash and Cash Equivalents, End of Period	$71.9	$54.7

See accompanying notes to condensed consolidated financial statements.

Herman Miller, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Dollars in millions)
(Unaudited)

	Six Months Ended
	December 3, 2016	November 28, 2015
Preferred Stock
Balance at beginning of year and end of period	$—	$—
Common Stock
Balance at beginning of year	$12.0	$11.9
Restricted stock units released	—	0.1
Balance at end of period	$12.0	$12.0
Additional Paid-in Capital
Balance at beginning of year	$142.7	$135.1
Repurchase and retirement of common stock	(12.0)	(3.7)
Exercise of stock options	5.5	4.6
Stock-based compensation expense	4.4	4.5
Excess tax benefit for stock-based compensation	(0.3)	0.5
Restricted stock units released	1.9	1.7
Employee stock purchase plan issuances	1.1	0.9
Balance at end of period	$143.3	$143.6
Retained Earnings
Balance at beginning of year	$435.3	$330.2
Net income attributable to Herman Miller, Inc.	68.0	68.2
Dividends declared on common stock (per share - 2017: $0.340; 2016; $0.295)	(20.4)	(17.8)
Noncontrolling interests redemption value adjustment	0.3	(0.4)
Balance at end of period	$483.2	$380.2
Accumulated Other Comprehensive Loss
Balance at beginning of year	$(64.5)	$(56.2)
Other comprehensive loss	(4.6)	(3.1)
Balance at end of period	$(69.1)	$(59.3)
Key Executive Deferred Compensation
Balance at beginning of year and end of period	$(1.1)	$(1.2)
Herman Miller, Inc. Stockholders' Equity	$568.3	$475.3
Noncontrolling Interests
Balance at beginning of year	$0.3	$0.5
Net income attributable to noncontrolling interests	—	0.2
Balance at end of period	$0.3	$0.7
Total Stockholders' Equity	$568.6	$476.0

Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended December 3, 2016
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

The accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments that are of a normal recurring nature necessary to present fairly the financial position of the company as of December 3, 2016. Operating results for the three and six months ended December 3, 2016, are not necessarily indicative of the results that may be expected for the year ending June 3, 2017. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the company's annual report on Form 10-K for the year ended May 28, 2016.

The company's fiscal year ends on the Saturday closest to May 31. Fiscal 2017, the year ending June 3, 2017, and fiscal 2016, the year ended May 28, 2016, contain 53 and 52 weeks, respectively. The six months ended December 3, 2016 and November 28, 2015 contained 27 and 26 weeks, respectively.

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

Statement of Cash Flows
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
		June 2, 2019	The standard is expected to have a significant impact on our Consolidated Financial Statements; however, the company is currently evaluating the impact.

3. Acquisitions

Naughtone Holdings Limited
On June 3, 2016, the company acquired 50 percent of the outstanding equity of Naughtone Holdings Limited ("Naughtone"), a leader in soft seating products, stools, occasional and meeting tables, for $12.4 million in consideration. Consequently, the company acquired a noncontrolling equity interest in Naughtone. In the second quarter of fiscal 2017, the company paid additional purchase consideration of approximately $0.6 million as part of the final net equity adjustment.

4. Inventories, net

(In millions)	December 3, 2016	May 28, 2016
Finished goods	$119.7	$102.1
Raw materials	30.6	26.1
Total	$150.3	$128.2

Inventories are valued at the lower of cost or market and include material, labor, and overhead. The inventories at our West Michigan manufacturing operations are valued using the last-in, first-out (LIFO) method, whereas inventories of certain other subsidiaries are valued using the first-in, first-out (FIFO) method.

5. Goodwill and Indefinite-lived Intangibles

Goodwill and other indefinite-lived intangible assets included in the Condensed Consolidated Balance Sheets consisted of the following as of December 3, 2016 and May 28, 2016:

(In millions)	Goodwill	Indefinite-lived Intangible Assets	Total Goodwill and Indefinite-lived Intangible Assets
May 28, 2016	$305.3	$85.2	$390.5
Foreign currency translation adjustments	(0.7)	—	(0.7)
December 3, 2016	$304.6	$85.2	$389.8

6. Employee Benefit Plans

The following table summarizes the components of net periodic benefit costs for the company's International defined benefit pension plan for the periods indicated:

	Three Months Ended		Six Months Ended
(In millions)	December 3, 2016	November 28, 2015	December 3, 2016	November 28, 2015
Service cost	$—	$—	$—	$—
Interest cost	0.8	1.0	1.5	2.0
Expected return on plan assets	(1.3)	(1.4)	(2.5)	(2.8)
Net amortization loss	0.6	0.7	1.2	1.4
Net periodic benefit cost	$0.1	$0.3	$0.2	$0.6

7. Earnings Per Share

The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS):

	Three Months Ended		Six Months Ended
	December 3, 2016	November 28, 2015	December 3, 2016	November 28, 2015
Numerators:
Numerator for both basic and diluted EPS, net earnings attributable to Herman Miller, Inc. - in millions	$31.7	$34.7	$68.0	$68.2

Denominators:
Denominator for basic EPS, weighted-average common shares outstanding	59,954,194	59,891,876	59,942,049	59,812,900
Potentially dilutive shares resulting from stock plans	400,566	519,664	440,883	536,359
Denominator for diluted EPS	60,354,760	60,411,540	60,382,932	60,349,259
Antidilutive equity awards not included in weighted-average common shares - diluted	875,847	479,912	685,450	520,722

The company has certain share-based payment awards that meet the definition of participating securities. The company has evaluated the impact on EPS of all participating securities under the two-class method, noting the impact on EPS was immaterial.

8. Stock-Based Compensation

The following table summarizes the stock-based compensation expense and related income tax effect for the periods indicated:

(In millions)	Three Months Ended		Six Months Ended
	December 3, 2016	November 28, 2015	December 3, 2016	November 28, 2015
Stock-based compensation expense	$3.1	$2.6	$6.5	$6.5
Related income tax effect	1.2	1.0	2.4	2.4

Stock-based compensation expense recognized in the Condensed Consolidated Statements of Comprehensive Income for the three and six month periods ended December 3, 2016 and November 28, 2015 has been reduced for estimated forfeitures, as it is based on awards ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ. Forfeitures are estimated based on historical experience.

The following is a detail of the company issued common stock related to the exercise of stock options and vesting of restricted stock and performance share units:

(Shares)	Six Months Ended
	December 3, 2016	November 28, 2015
Stock Options	197,632	185,949
Restricted Stock Units	86,664	163,430
Performance Share Units	113,040	55,825

9. Income Taxes

The company recognizes interest and penalties related to uncertain tax benefits through income tax expense in its Condensed Consolidated Statement of Comprehensive Income. Interest and penalties recognized in the company's Condensed Consolidated Statement of Comprehensive Income were negligible for the three and six month periods ended December 3, 2016 and November 28, 2015, respectively.

The company's recorded liability for potential interest and penalties related to uncertain tax benefits was:

(In millions)	December 3, 2016	May 28, 2016
Liability for interest and penalties	$0.9	$0.7
Liability for uncertain tax positions, current	3.0	2.4

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

10. Fair Value Measurements

The company's financial instruments consist of cash equivalents, marketable securities, accounts and notes receivable, deferred compensation plan, accounts payable, debt, redeemable noncontrolling interests, interest rate swap and foreign currency exchange contracts. The company's financial instruments, other than long-term debt, are recorded at fair value. The carrying value and fair value of the company's long-term debt, including current maturities, is as follows for the periods indicated:

(In millions)	December 3, 2016	May 28, 2016
Carrying value	$219.6	$221.9
Fair value	$235.2	$241.7

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

Interest rate swap agreement — The company's interest rate swap agreement value is determined using a market approach based on rates obtained from active markets. The interest rate swap agreement is designated as a cash flow hedging instrument.

Deferred compensation plan — The company's deferred compensation plan primarily includes various domestic and international mutual funds that are recorded at fair value using quoted prices for similar securities.

The following tables set forth financial assets and liabilities measured at fair value in the Condensed Consolidated Balance Sheets and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of December 3, 2016 and May 28, 2016.

(In millions)	Fair Value Measurements
	December 3, 2016		May 28, 2016
Financial Assets	Quoted Prices with Other Observable Inputs (Level 2)	Management Estimate (Level 3)	Quoted Prices with Other Observable Inputs (Level 2)	Management Estimate (Level 3)
Available-for-sale marketable securities:
Government obligations	$—	$—	$0.4	$—
Mutual funds - fixed income	7.0	—	6.4	—
Mutual funds - equity	0.8	—	0.7	—
Foreign currency forward contracts	1.0	—	0.5	—
Interest rate swap agreement	6.4	—	—	—
Deferred compensation plan	8.9	—	7.9	—
Total	$24.1	$—	$15.9	$—

Financial Liabilities
Foreign currency forward contracts	$1.1	$—	$0.8	$—
Contingent consideration	—	1.7	—	2.7
Total	$1.1	$1.7	$0.8	$2.7

The table below presents a reconciliation for liabilities measured at fair value using significant unobservable inputs (Level 3) (in millions).

Contingent Consideration	December 3, 2016	May 28, 2016
Beginning balance	$2.7	$2.6
Foreign currency translation adjustments	—	(0.1)
Settlements	(1.0)	(2.5)
Purchases or additions	—	2.7
Ending balance	$1.7	$2.7

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

The following is a summary of the carrying and market values of the company's marketable securities as of the respective dates.

	December 3, 2016				May 28, 2016
(In millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value	Cost	Unrealized Gain	Unrealized Loss	Market Value
Government obligations	$—	$—	$—	$—	$0.4	$—	$—	$0.4
Mutual funds - fixed income	7.0	—	—	7.0	6.4	—	—	6.4
Mutual funds - equity	0.8	$—	—	0.8	0.7	—	—	0.7
Total	$7.8	$—	$—	$7.8	$7.5	$—	$—	$7.5

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

Derivative Instruments and Hedging Activities
In September, 2016, the company entered into an interest rate swap agreement. The interest rate swap is for an aggregate notional amount of $150.0 million with a forward start date of January 3, 2018 and a termination date of January 3, 2028. As a result of the Swap Transaction, the company effectively will convert $150.0 million of its outstanding indebtedness from a LIBOR-based floating interest rate plus applicable margin to a 1.949 percent fixed interest rate plus applicable margin under the agreement as of the forward start date.

The company entered into the interest rate swap agreement to manage its exposure to interest changes and its overall cost of borrowing. The interest rate swap agreement was enacted by the company to exchange variable rate for fixed rate payments over the life of the agreement without the exchange of the underlying notional amounts. The notional amount of the interest rate swap agreement is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The differential paid or received on the interest rate swap agreement is recognized as an adjustment to interest expense.

The interest rate swap was a designated cash flow hedge as of December 3, 2016. Since a designated derivative meets hedge accounting criteria, the fair value of the hedge is recorded in the Consolidated Statement of Stockholders’ Equity as a component of Accumulated other comprehensive loss, net of tax. The ineffective portion of the change in fair value of the derivative is immediately recognized in earnings. The interest rate swap agreement is assessed for hedge effectiveness on a quarterly basis.

As of December 3, 2016, the fair value of the company’s interest rate swap was $6.4 million and was recorded within Other noncurrent assets within the Condensed Consolidated Balance Sheets. For the three and six month periods ended December 3, 2016, the gain recorded within

Other comprehensive loss, net of tax, for the effective portion of the designated cash flow hedge was $4.2 million. For the three and six month periods ended December 3, 2016, there were no gains or losses recognized against earnings for hedge ineffectiveness and there were no gains or losses reclassified from Accumulated other comprehensive loss into earnings.

11. Commitments and Contingencies

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

(In millions)	Three Months Ended		Six Months Ended
	December 3, 2016	November 28, 2015	December 3, 2016	November 28, 2015
Accrual Balance — beginning	$43.9	$39.5	$43.9	$39.3
Accrual for product-related matters	5.7	6.6	10.9	12.2
Settlements and adjustments	(5.0)	(5.5)	(10.2)	(10.9)
Accrual Balance — ending	$44.6	$40.6	$44.6	$40.6

Guarantees
The company is periodically required to provide performance bonds to do business with certain customers. These arrangements are common and generally have terms ranging between one and three years. The bonds are required to provide assurance to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies. However, the company is ultimately liable for claims that may occur against them. As of December 3, 2016, the company had a maximum financial exposure related to performance bonds totaling approximately $8.7 million. The company has no history of claims, nor is it aware of circumstances that would require it to pay, under any of these arrangements. The company also believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company's financial statements. Accordingly, no liability has been recorded in respect to these bonds as of either December 3, 2016 or May 28, 2016.

The company has entered into standby letter of credit arrangements for purposes of protecting various insurance companies and lessors against default on insurance premium and lease payments. As of December 3, 2016, the company had a maximum financial exposure from these standby letters of credit totaling approximately $8.4 million, all of which is considered usage against the company's revolving credit facility. The company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements, and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company's financial statements. Accordingly, no liability has been recorded in respect of these arrangements as of December 3, 2016 and May 28, 2016.

Contingencies
The company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the company's consolidated financial statements.

12. Debt

Long-term debt as of December 3, 2016 and May 28, 2016 consisted of the following obligations:

(In millions)	December 3, 2016	May 28, 2016
Series B senior notes, due January 3, 2018	$149.9	$149.9
Debt securities, due March 1, 2021	50.0	50.0
Syndicated revolving line of credit, due September 2021	19.7	22.0
Total	$219.6	$221.9

On September 13, 2016, the company entered into a fourth amendment and restatement of its unsecured syndicated revolving line of credit which provides the company with up to $400 million in revolving variable interest borrowing capacity and includes an "accordion feature" allowing the company to increase, at its option and subject to the approval of the participating banks, the aggregate borrowing capacity of the facility by up to $200 million. The facility will expire in September 2021 and outstanding borrowings bear interest at rates based on the prime rate, federal funds rate, LIBOR, or negotiated rates as outlined in the agreement. Interest is payable periodically throughout the period if borrowings are outstanding.

As of December 3, 2016, the total debt outstanding related to borrowings under the syndicated revolving line of credit was $19.7 million. These borrowings are included within Long-term debt in the Condensed Consolidated Balance Sheet. As of December 3, 2016, the total usage against the facility was $28.1 million, of which $8.4 million related to outstanding letters of credit. As of May 28, 2016, total usage against the previous syndicated revolving line of credit was $30.7 million, $8.7 million of which related to outstanding letters of credit.

13. Accumulated Other Comprehensive Loss

The following table provides an analysis of the changes in accumulated other comprehensive loss for the six months ended December 3, 2016:

(In millions)	Cumulative Translation Adjustments	Pension and Other Post-retirement Benefit Plans	Interest Rate Swap Agreement	Accumulated Other Comprehensive income
Balance at May 28, 2016	$(29.6)	$(34.9)	$—	$(64.5)
Current period other comprehensive income (loss)	(10.4)	1.1	6.4	(2.9)
Tax (expense) benefit	—	0.5	(2.2)	(1.7)
Balance at December 3, 2016	$(40.0)	$(33.3)	$4.2	$(69.1)

The following table provides an analysis of the changes in accumulated other comprehensive loss for the six months ended November 28, 2015:

(In millions)	Cumulative Translation Adjustments	Pension and Other Post-retirement Benefit Plans	Interest Rate Swap Agreement	Accumulated Other Comprehensive income
Balance at May 30, 2015	$(20.8)	$(35.4)	$—	$(56.2)
Current period other comprehensive income (loss)	(4.5)	1.9	—	(2.6)
Tax (expense) benefit	—	(0.5)	—	(0.5)
Balance at November 28, 2015	$(25.3)	$(34.0)	$—	$(59.3)

14. Redeemable Noncontrolling Interests

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

Changes in the company’s Redeemable noncontrolling interests for the six months ended December 3, 2016 and November 28, 2015 are as follows:

	Six Months Ended
(In millions)	December 3, 2016	November 28, 2015
Beginning Balance	$27.0	$30.4
Purchase of redeemable noncontrolling interests	(1.5)	—
Net income attributable to redeemable noncontrolling interests	0.1	0.3
Redemption value adjustment	(0.3)	0.4
Other adjustments	0.1	0.1
Ending Balance	$25.4	$31.2

15. Operating Segments

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

The accounting policies of the reportable operating segments are the same as those of the company. Additionally, the company employs a methodology for allocating corporate costs and assets with the underlying objective of this methodology being to allocate corporate costs according to the relative usage of the underlying resources and to allocate corporate assets according to the relative expected benefit. The company has determined that allocation based on relative net sales is appropriate. The majority of corporate costs are allocated to the operating segments. However, certain costs generally considered the result of isolated business decisions are not subject to allocation and are evaluated separately from the rest of the regular ongoing business operations. For example, restructuring charges that are reflected in operating earnings are allocated to the “Corporate” category.

The performance of the operating segments is evaluated by the company's management using various financial measures. The following is a summary of certain key financial measures for the respective fiscal periods indicated.

	Three Months Ended		Six Months Ended
(In millions)	December 3, 2016	November 28, 2015	December 3, 2016	November 28, 2015
Net Sales:
North American Furniture Solutions	$329.5	$348.1	$694.6	$686.2
ELA Furniture Solutions	107.6	100.7	204.9	203.2
Specialty	60.8	57.7	121.6	115.5
Consumer	79.6	73.9	155.0	140.9
Corporate	—	—	—	—
Total	$577.5	$580.4	$1,176.1	$1,145.8

Operating Earnings (Loss):
North American Furniture Solutions	$31.0	$41.4	$74.2	$82.2
ELA Furniture Solutions	10.8	7.3	18.0	13.9
Specialty	5.9	4.2	11.1	8.5
Consumer	1.8	2.7	2.6	6.5
Corporate	0.1	(0.1)	0.1	(0.5)
Total	$49.6	$55.5	$106.0	$110.6

(In millions)	December 3, 2016	May 28, 2016
Total Assets:
North American Furniture Solutions	$542.8	$531.7
ELA Furniture Solutions	230.5	218.4
Specialty	153.2	147.3
Consumer	262.5	245.3
Corporate	83.9	92.5
Total	$1,272.9	$1,235.2

16. Restructuring Activities

During the second quarter of fiscal 2017, the company announced restructuring actions involving targeted workforce reductions within the North American, ELA and Specialty segments. These actions resulted in the recognition of restructuring expenses related to severance costs totaling $1.0 million during the quarter.

17. Subsequent Event

On January 1, 2017, the company completed the sale of a wholly-owned contract furniture dealership in Philadelphia. As a result of the transaction, the consideration to be received and the gain to be recognized in the third quarter of fiscal 2017 will be negligible. In addition to the initial payment from the buyer as consideration for the sale, additional amounts could become due from the buyer based on the future performance of the divested dealership. The operations associated with the dealership relate to the North American Furniture Solutions segment.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
Three and Six Months Ended December 3, 2016
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
Discussion of Current Business Conditions

During the second quarter of fiscal 2017, the company reported net sales of $577.5 million and orders of $575.9 million, which were both below prior year levels. However, on an organic basis, which adjusts for the impact of foreign currency and dealer divestitures, net sales were $581.9 million(*), an increase of 1.1 percent(*), while orders were $578.6 million(*), a decrease of 2.7 percent(*) as compared to the prior year.

Consolidated gross margin percentage for the current three month period was 37.7 percent, which was 100 basis points lower than the prior year period. This decrease was caused principally by a relative reduction in net sales and gross profit from incremental price discounting and higher commodity costs.

Operating expenses in the second quarter totaled $168.4 million, which included $1.0 million of restructuring costs. This was $0.5 million less than the operating expenses reported in the comparative three month period last fiscal year. Reductions in operating expenses related to decreased employee incentive costs and the divestiture of the company's dealership in Australia and were partially offset by increases related to marketing initiatives, as well as higher occupancy costs and incremental pre-opening expenses related to new DWR studios.

Diluted earnings per share of $0.53 during the second quarter of fiscal 2017 was $0.04 per share less than the amount recorded in the prior year period. After adjusting for certain restructuring costs that were incurred during the current quarter, Adjusted diluted earnings per share of $0.54(*) per share were $0.03 per share less than the prior year amount.

The North American segment recorded net sales of $329.5 million and orders of $338.3 million during the second quarter of fiscal 2017, which represented a year-over-year decrease in sales of approximately 5.3 percent and a decrease in orders of approximately 3.1 percent. During the quarter, sales activity within the North American segment was adversely impacted by the competitive pricing environment, which led to a negative impact from incremental discounting. Relative to the prior year period, the second quarter of fiscal 2017 had a higher mix of projects that were greater than $1 million, which was also a contributing factor to discount levels during the quarter as larger projects generally carry higher volume discounts.

The Consumer segment continued to show positive progress as net sales and orders increased by 7.7 percent and 6.6 percent, respectively. The increase in net sales and orders was driven by improved activity across several consumer selling channels, including e-commerce, studios and direct-mail catalogs. These improvements were driven by marketing investments, both digital and catalog, as well as new studio openings. As part of the ongoing expansion of the company's real estate footprint, this quarter saw the opening of the first ever Herman Miller-branded retail store in North America, which is located inside the company's New York City flagship location. Additionally, a new DWR studio in Paramus, New Jersey, was opened during the quarter and the company is under contract to open five additional DWR studios by the end of the fiscal year.

The ELA segment posted sales during the second quarter of fiscal 2017 of $107.6 million, representing growth of 6.9 percent from the prior year period. On an organic basis, net sales increased 16.8 percent(*) relative to the comparative period. Orders for the ELA segment decreased 11.5 percent, and on an organic basis, decreased 3.4 percent as compared to the second quarter of last fiscal year. The improvement in sales was driven by increased demand in the Asia-Pacific and Latin America geographies. The decrease in orders was primarily due to lower demand levels in the U.K. and Middle East tied to the current economic uncertainty in these regions.

Net sales within the company's Specialty segment increased from $57.7 million in the prior year to $60.8 million in the current three month period. The company's Specialty segment delivered broad-based net sales growth that was driven by increased sales volumes across all components of the Specialty segment, including the Herman Miller Collection, as well as the Geiger and Maharam subsidiaries. However, orders were down 11.1 percent relative to same quarter last year. This decrease was driven partially by project timing as the Specialty segment experienced strong order growth in the first quarter of this fiscal year. Additionally, the second quarter of last fiscal year posed a challenging comparison as year-over-year growth in orders for that period totaled 15.2 percent.

*Non-GAAP measurements; see accompanying reconciliations and explanations.

There are areas of challenge, both in the U.S. and abroad, within the macro-economic backdrop of the business. The contentious political environment in Europe and the recent U.S. election have combined to increase volatility over the past several months. The company believes that certain key industry metrics are still positive, including service sector employment and non-residential construction activity, but that these positive factors are at odds with lower architectural billings and uneven order patterns. Furthermore, rising steel prices and continued challenges in the energy sector remain as headwinds to the company's growth in the U.S.

The remaining sections within Item 2 include additional analysis of our six months ended December 3, 2016, including discussion of significant variances compared to the prior year periods.

Reconciliation of Non-GAAP Financial Measures

This report contains references to Organic net sales and Adjusted earnings per share - diluted, which are non-GAAP financial measures. Organic net sales represents the change in Net sales, excluding the impact of dealer divestitures, currency translation effects, and the extra week of operations in the first quarter of fiscal 2017. Adjusted earnings per share - diluted represents the earnings per share - diluted, excluding the impact of restructuring expenses incurred during fiscal 2017. The company believes presenting Organic net sales and Adjusted earnings per share - diluted is useful for investors as it provides financial information on a more comparative basis for the periods presented. The first half of fiscal 2017 included 27 weeks of operations as compared to a 26-week period in the first half of fiscal 2016. The additional week is required periodically in order to more closely align Herman Miller’s fiscal year with the calendar months.

Organic net sales and Adjusted earnings per share - diluted are not measurements of our financial performance under GAAP and should not be considered as alternatives to the related GAAP measurement. These non-GAAP measurements have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Our presentation of non-GAAP measures should not be construed as an indication that our future results will be unaffected by unusual or infrequent items. We compensate for these limitations by providing prominence of our GAAP results and using the non-GAAP financial measures only as a supplement.
The following table reconciles Net sales to Organic net sales for the periods indicated.

	Three Months Ended					Three Months Ended
	12/3/16					11/28/15
	North America	ELA	Specialty	Consumer	Total	North America	ELA	Specialty	Consumer	Total
Net Sales, as reported	$329.5	$107.6	$60.8	$79.6	$577.5	$348.1	$100.7	$57.7	$73.9	$580.4
% change from PY	(5.3)%	6.9%	5.4%	7.7%	(0.5)%

Proforma Adjustments
Dealer Divestitures	—	—	—	—	—	—	(4.9)	—	—	(4.9)
Currency Translation Effects (1)	0.1	4.3	—	—	4.4	—	—	—	—	—
Organic net sales	$329.6	$111.9	$60.8	$79.6	$581.9	$348.1	$95.8	$57.7	$73.9	$575.5
% change from PY	(5.3)%	16.8%	5.4%	7.7%	1.1%

	Six Months Ended					Six Months Ended
	12/3/16					11/28/15
	North America	ELA	Specialty	Consumer	Total	North America	ELA	Specialty	Consumer	Total
Net Sales, as reported	$694.6	$204.9	$121.6	$155.0	$1,176.1	$686.2	$203.2	$115.5	$140.9	$1,145.8
% change from PY	1.2%	0.8%	5.3%	10.0%	2.6%

Proforma Adjustments
Dealer Divestitures	—	—	—	—	—	—	(13.7)	—	—	(13.7)
Currency Translation Effects (1)	0.4	7.5	—	0.1	8.0	—	—	—	—	—
Impact of extra week in FY17	(22.7)	(6.3)	(3.3)	(4.7)	(37.0)	—	—	—	—	—
Organic net sales	$672.3	$206.1	$118.3	$150.4	$1,147.1	$686.2	$189.5	$115.5	$140.9	$1,132.1
% change from PY	(2.0)%	8.8%	2.4%	6.7%	1.3%
(1) Currency translation effects represent the estimated net impact of translating current period sales and orders using the average exchange rates applicable to the comparable prior year period

The following table reconciles Earnings per share - diluted to Adjusted earnings per share - diluted for the periods indicated.

	Three Months Ended		Six Months Ended
	12/3/2016	11/28/2015	12/3/2016	11/28/2015
Earnings per Share - Diluted	$0.53	$0.57	$1.13	$1.13

Add: Restructuring expenses	0.01	—	0.01	—
Adjusted Earnings per Share - Diluted	$0.54	$0.57	$1.14	$1.13

Weighted Average Shares Outstanding (used for Calculating Adjusted Earnings per Share) – Diluted	60,354,760	60,411,540	60,382,932	60,349,259

Analysis of Second Quarter Results

The six months ended December 3, 2016 and November 28, 2015 contained 27 and 26 weeks, respectively. The following table presents certain key highlights from the results of operations for the periods indicated.

(In millions, except per share data)	Three Months Ended			Six Months Ended
	December 3, 2016	November 28, 2015	Percent Change	December 3, 2016	November 28, 2015	Percent Change
Net sales	$577.5	$580.4	(0.5)%	$1,176.1	$1,145.8	2.6%
Cost of sales	359.5	356.0	1.0%	728.1	704.6	3.3%
Gross margin	218.0	224.4	(2.9)%	448.0	441.2	1.5%
Operating expenses	167.4	168.9	(0.9)%	341.0	330.6	3.1%
Restructuring expenses	1.0	—	n/a	1.0	—	n/a
Total operating expenses	168.4	168.9	(0.3)%	342.0	330.6	3.4%
Operating earnings	49.6	55.5	(10.6)%	106.0	110.6	(4.2)%
Other expenses, net	4.3	3.5	22.9%	7.4	7.9	(6.3)%
Earnings before income taxes and equity income	45.3	52.0	(12.9)%	98.6	102.7	(4.0)%
Income tax expense	14.5	17.2	(15.7)%	31.6	34.2	(7.6)%
Equity income from nonconsolidated affiliates, net of tax	0.8	0.1	700.0%	1.1	0.2	450.0%
Net earnings	$31.6	$34.9	(9.5)%	$68.1	$68.7	(0.9)%
Net (loss) earnings attributable to noncontrolling interests	(0.1)	0.2	(150.0)%	0.1	0.5	(80.0)%
Net earnings attributable to Herman Miller, Inc.	$31.7	$34.7	(8.6)%	$68.0	$68.2	(0.3)%

Earnings per share — diluted	$0.53	$0.57	(7.0)%	$1.13	$1.13	—%
Orders	$575.9	$601.4	(4.2)%	$1,171.5	$1,164.7	0.6%
Backlog	$318.9	$341.1	(6.5)%

The following table presents, for the periods indicated, select components of the company's Condensed Consolidated Statements of Comprehensive Income as a percentage of net sales.

	Three Months Ended		Six Months Ended
	December 3, 2016	November 28, 2015	December 3, 2016	November 28, 2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.3	61.3	61.9	61.5
Gross margin	37.7	38.7	38.1	38.5
Operating expenses	29.0	29.1	29.0	28.9
Restructuring expenses	0.2	—	0.1	—
Total operating expenses	29.2	29.1	29.1	28.9
Operating earnings	8.6	9.6	9.0	9.7
Other expenses, net	0.7	0.6	0.6	0.7
Earnings before income taxes and equity income	7.8	9.0	8.4	9.0
Income tax expense	2.5	3.0	2.7	3.0
Equity income from nonconsolidated affiliates, net of tax	0.1	—	0.1	—
Net earnings	5.5	6.0	5.8	6.0
Net earnings attributable to noncontrolling interests	—	—	—	—
Net earnings attributable to Herman Miller, Inc.	5.5	6.0	5.8	6.0

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

For the three month period ended December 3, 2016, the company's domestic United States shipments, as defined by BIFMA, decreased by 5.0 percent while the company's domestic orders decreased by 2.9 percent year-over-year. BIFMA reported an estimated year-over-year increase in shipments of 0.4 percent and an increase in orders of 0.9 percent for the comparable period.

Performance versus the Consumer Furnishings Sector

We also monitor trade statistics reported by the U.S. Census Bureau, which reports monthly retail sales growth data across a number of retail categories, including Furniture and Home Furnishing Stores. This information provides a relative comparison to our Consumer segment, but is not intended to be an exact comparison. The average monthly year-over-year growth rate in sales for the Furniture and Home Furnishing Stores category for the three month period ended December 3, 2016 was approximately 4.1 percent. By comparison, net sales in our Consumer segment increased by approximately 7.7 percent for the three months ended December 3, 2016.

Consolidated Sales

The following charts present graphically the primary drivers of the year-over-year change in net sales for the three and six-months ended December 3, 2016. The amounts presented in the bar graphs are expressed in millions and have been rounded to eliminate decimals.
Consolidated net sales decreased $2.9 million or 0.5 percent for the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016. The following items led to the change:

•	Increased sales volumes within the ELA segment of approximately $17.5 million, which were driven primarily by growth in Asia and Latin America.

•
Increased sales volumes within the Consumer segment of approximately $5.7 million, which were due to increased sales improvements across several Consumer sales channels, including contract, e-commerce, studios and direct-mail catalogs.

•
The impact of the divestiture of the company's dealership in Australia during fiscal 2016 had the effect of reducing sales by approximately $4.9 million in the current three month period as compared to the same period of the prior fiscal year.

•	Incremental price discounting, decreased net sales in the second quarter of fiscal 2017 by approximately $8 million compared to the prior year.

•	Decreased sales volumes within the North American segment of $11.8 million, resulting from decreased demand within the company's core contract furniture business unit.

*Non-GAAP measurements; see accompanying reconciliations and explanations.

Consolidated net sales increased $30.3 million or 2.6 percent in the first half of fiscal 2017 compared to the first half of fiscal 2016. The following items led to the change:

•
The six month period for fiscal 2017 had 27 weeks as compared to the same period of fiscal 2016, which had 26 weeks. The impact of this additional week increased net sales by approximately $37.0 million.

•	Increased sales volumes within the ELA segment of approximately $20.5 million, which were driven primarily by growth in Asia and Latin America.

•
Increased sales volumes within the Consumer segment of approximately $9.5 million, which were due to increased sales improvements across all Consumer sales channels, including contract, e-commerce, wholesale business to other retailers, studios and direct-mail catalogs.

•
The impact of the divestiture of the company's dealership in Australia during fiscal 2016 had the effect of reducing sales by approximately $13.7 million in the current six month period as compared to the same period of the prior fiscal year.

•	Incremental price discounting, decreased net sales in the second quarter of fiscal 2017 by approximately $19 million compared to the prior year.

Consolidated Gross Margin

Consolidated gross margin was 37.7 percent for the three month period ending December 3, 2016 as compared to 38.7 percent for the same quarter of the prior fiscal year. The following factors summarize the major drivers of the year-over-year change in gross margin percentage:

•	Incremental price discounting reduced the company's consolidated gross margin by approximately 90 basis points relative to the same period of last fiscal year.

•	Higher commodity costs in the current fiscal year drove an unfavorable year-over-year margin impact of approximately 50 basis points.

•
A decrease in employee incentive costs increased our consolidated gross margin by 30 basis points relative to the three-month comparative period of last fiscal year. The decrease reflects lower employee incentive costs that are variable based on the achievement of planned earnings levels for the fiscal year.

•
Improved direct labor and overhead costs related to production volume leverage and lower benefits costs at the company's Geiger subsidiary drove an improvement of 10 basis points compared to the same period of last fiscal year.

Consolidated gross margin was 38.1 percent for the six month period ending December 3, 2016 as compared to 38.5 percent for the same period of the prior year. The following factors summarize the major drivers of the year-over-year change in gross margin percentage:

•	Incremental price discounting reduced the company's consolidated gross margin by approximately 100 basis points relative to the same period of last fiscal year.

•
Operational improvements, a shift in product mix and cost savings initiatives at the company's West Michigan manufacturing facilities reduced direct material costs, driving an improvement in gross margin of 40 basis points compared to the prior year.

•
A decrease in employee incentive costs increased our consolidated gross margin by 30 basis points relative to the three-month comparative period of last fiscal year. The decrease reflects lower employee incentive costs that are variable based on the achievement of planned earnings levels for the fiscal year.

•	Higher commodity costs in the current fiscal year drove an unfavorable year-over-year margin impact of approximately 30 basis points.

•
Improved direct labor costs related to production volume leverage and lower benefits costs at the company's Geiger subsidiary drove an improvement of 10 basis points compared to the same period of last fiscal year.

Operating Expenses and Operating Earnings

The following chart presents graphically the primary drivers of the year-over-year change in operating expenses for the three and six-months ended December 3, 2016. The amounts presented in the bar graphs are expressed in millions and have been rounded to eliminate decimals.

Consolidated operating expenses decreased $0.5 million or 0.3 percent and increased $11.4 million or 3.4 percent in the second quarter and first six months of fiscal 2017, respectively, compared to the prior year periods. The following factors contributed to the changes:

•	The impact of an extra week in fiscal 2017 increased operating expenses by approximately $9 million during the six month period.

•
Marketing and selling expenses increased $3.5 million and $8.6 million in the three and six month periods, respectively, relative to the same period of last fiscal year. The increase resulted from new marketing initiatives, particularly within the Consumer segment, as well as increases in selling capacity, during the comparative periods.

•	Incremental occupancy costs driven by studio openings of approximately $2 million and approximately $4 million for the three and six month comparative periods, respectively.

•
Employee incentive costs decreased by $4.4 million and $8.0 million for the three and six month comparative periods, respectively. The decrease reflects lower incentive compensation costs that are variable based on the achievement of planned earnings levels for the fiscal year.

•
The remainder of the change for the three and six month comparative periods was driven mainly by the divestiture of the company's dealership in Australia, offset by restructuring charges that were incurred in the second quarter of fiscal 2017 related to targeted workforce reductions.

Operating earnings for the three and six month periods ended December 3, 2016 were $49.6 million or 8.6 percent of sales and 106.0 million or 9.0 percent of sales, respectively. This compares to $55.5 million or 9.6 percent of sales and 110.6 million or 9.7 percent of sales for the respective periods during last fiscal year.

Other Income/Expense and Income Taxes

During the three months ended December 3, 2016, net other expense was $4.3 million, an increase of $0.8 million compared to the same period in the prior year. This increase in expense was driven by increased foreign currency losses as compared to the prior year. Net other expense of $7.4 million in the first six months of fiscal 2017 decreased $0.5 million compared to the same period in the prior year. The decrease in net other expenses in fiscal 2017 as compared to fiscal 2016 was primarily related to higher investment income associated with the company's deferred compensation plan.

The effective tax rates for the three month periods ended December 3, 2016 and November 28, 2015 were 32.0 percent and 33.0 percent, respectively. The effective tax rates for the six month periods ended December 3, 2016 and November 28, 2015 were 32.0 percent and 33.3 percent, respectively. The company's United States federal statutory rate is 35 percent.

The decrease in the effective tax rate for the three month and six month periods ended December 3, 2016 was a result of an increase in the mix of earnings in tax jurisdictions that have rates lower than the United States statutory rate along with the Protecting Americans from Tax Hikes (PATH) Act of 2015, which resulted in a permanent extension of the research and development credit, which had expired on December 31, 2014. The Act was effective in December 2015, hence the company recognized no benefit of this credit in the second quarter of last fiscal year. Rather, the impact of the permanent extension was recognized within the tax rate in the third quarter of last fiscal year and in subsequent quarters thereafter.

The effective tax rates for the three and six month periods ended December 3, 2016 and November 28, 2015 were lower than the United States statutory rate due to the manufacturing deduction under the American Jobs Creation Act of 2004 (“AJCA”) and the mix of earnings in taxing jurisdictions that have rates that are lower than the United States statutory rate. The effective tax rates for the three and six month periods ended December 3, 2016 were also lower than the United States statutory rate due to the Protecting Americans from Tax Hikes ("PATH") Act of 2015, which resulted in a permanent extension of the research and development credit as described above.

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

The charts below present the relative mix of net sales and operating earnings across the company's reportable segments during the three and six month period ended December 3, 2016. This is followed by a discussion of the company's results, by reportable segment.

North American Furniture Solutions ("North America")

Three Months Ended December 3, 2016
Net sales totaled $329.5 million for the second quarter of fiscal 2017, a decrease of 5.3 percent from the second quarter of fiscal 2016. Orders totaled $338.3 million a decrease of 3.1 percent from the same period in the prior year. Operating earnings for the second quarter of fiscal 2017 were $31.0 million or 9.4 percent of sales as compared to $41.4 million or 11.9 percent of sales in the second quarter of fiscal 2016.

•	Sales volumes within the North American segment decreased by approximately $11.8 million. This was driven by decreased demand within the company's core contract furniture business unit.

•	Incremental price discounting in the current quarter, drove an estimated decrease in net sales of approximately $7 million.

•	Commodity price increases and incremental discounting drove a decrease in margins and operating earnings.

•	Operating expenses within the North American segment were lower than the prior year primarily as a result of decreased employee incentive costs.

Six Months Ended December 3, 2016
Net sales totaled $694.6 million for the first six months of fiscal 2017, an increase of 1.2 percent from the same period of the prior year. Orders totaled $686.0 million, an increase of 0.7 percent from the same period in the prior year. Operating earnings for the first six months of fiscal 2017 were $74.2 million or 10.7 percent of sales as compared to $82.2 million or 12.0 percent of sales in same period of the prior year.

•	The impact of the extra week increased net sales by $22.7 million and increased orders by $21.0 million in the first half of fiscal 2017 as compared to the same period in the prior year.

•	Incremental price discounting in the current six month period, drove an estimated decrease in net sales of approximately $15 million.

•	Commodity price increases and incremental discounting drove a decrease in margins and operating earnings.

•
Operating expenses within the North American segment were higher than the prior year primarily as a result of increased sales and marketing expenses, increased research and development expenses and the impact of the extra week of operations, partially offset by decreased employee incentive costs.

ELA Furniture Solutions ("ELA")

Three Months Ended December 3, 2016
Net sales totaled $107.6 million for the second quarter of fiscal 2017, an increase of 6.9 percent from the second quarter of fiscal 2016. Orders totaled $99.7 million, a decrease of 11.5 percent from the same period in the prior year. Operating earnings for the second quarter of fiscal 2017 were $10.8 million or 10.0 percent of sales as compared to $7.3 million or 7.2 percent of sales in the second quarter of fiscal 2016.

•	Sales volumes within the ELA segment increased by approximately $17.5 million. This increase was driven primarily by growth in Asia and Latin America.

•
The second quarter of fiscal 2016 included the results of the company’s dealership in Australia that was divested in the fourth quarter of fiscal 2016. Accordingly, the year-over-year increase in sales volumes for the ELA segment was partially offset by a $4.9 million decrease in net sales due to the divestiture. The divestiture also decreased orders by $6.8 million year-over-year.

•	Foreign currency translation decreased net sales by approximately $4.3 million.

•
A year-over-year decrease in operating expenses was driven by reductions in marketing and selling, research and development, employee incentive costs and the divestiture of the company’s dealership in Australia.

Six Months Ended December 3, 2016
Net sales totaled $204.9 million for the first six months of fiscal 2017, an increase of 0.8 percent from the same period of the prior year. Orders totaled $209.5 million, a decrease of 5.2 percent from the same period in the prior year. Operating earnings for the first six months of fiscal 2017 were $18.0 million or 8.8 percent of sales as compared to $13.9 million or 6.8 percent of sales in same period of the prior year.

•	Sales volumes within the ELA segment increased by approximately $20.5 million. This increase was driven primarily by growth in Asia and Latin America.

•
The comparative six month period of fiscal 2016 included the results of the company’s dealership in Australia that was divested in the fourth quarter of fiscal 2016. This offset the year-over-year increase in net sales by $13.7 million. The divestiture also decreased orders by $22.7 million year-over-year.

•	Foreign currency translation decreased net sales by approximately $7.5 million.

•	The impact of the extra week increased net sales by $6.3 million in the first half of fiscal 2017 as compared to the same period in the prior year.

•
A broad-based decrease in operating expenses was driven by reductions in marketing and selling, research and development, employee incentive costs, foreign currency translation and the divestiture of the company’s dealership in Australia.

Specialty

Three Months Ended December 3, 2016
Net sales totaled $60.8 million for the second quarter of fiscal 2017, an increase of 5.4 percent from the second quarter of fiscal 2016. Orders totaled $54.5 million, a decrease of 11.1 percent from the same period in the prior year. Operating earnings for the second quarter of fiscal 2017 were $5.9 million or 9.7 percent of sales as compared to $4.2 million or 7.3 percent of sales in the second quarter of fiscal 2016.

•	Sales volumes within the Specialty segment increased by approximately $3.1 million, driven primarily by the company's Geiger subsidiary and the Herman Miller Collection.

•	Improved direct labor costs related to production volume leverage and lower benefits costs resulted in increased operating earnings in the current three month period.

Six Months Ended December 3, 2016
Net sales totaled $121.6 million for the first six months of fiscal 2017, an increase of 5.3 percent from the same period of the prior year. Orders totaled $121.6 million, an increase of 1.6 percent from the same period in the prior year. Operating earnings for the first six months of fiscal 2017 were $11.1 million or 9.1 percent of sales as compared to $8.5 million or 7.4 percent of sales in same period of the prior year.

•	The impact of the extra week increased net sales by $3.3 million in the first half of fiscal 2017 as compared to the same period in the prior year.

•	Sales volumes within the Specialty segment increased by approximately $3.1 million, driven primarily by the company's Geiger subsidiary and the Herman Miller Collection.

•	Improved direct labor costs related to production volume leverage and lower benefits costs resulted in increased operating earnings in the current three month period.

Consumer

Three Months Ended December 3, 2016
Net sales totaled $79.6 million for the second quarter of fiscal 2017, an increase of 7.7 percent from the second quarter of fiscal 2016. Orders of $83.4 million increased 6.6 percent from the same period in the prior year. Operating earnings for the second quarter of fiscal 2017 were $1.8 million or 2.3 percent of sales as compared to $2.7 million or 3.7 percent of sales in the second quarter of fiscal 2016.

•	Increased sales volumes of approximately $5.7 million were due to improvements across several Consumer sales channels, including contract, e-commerce, studios and direct-mail catalogs.

•
Operating expenses within the Consumer segment were higher than the prior year primarily as a result of incremental occupancy costs driven by studio openings of approximately $2 million and increased employee incentive costs.

Six Months Ended December 3, 2016
Net sales totaled $155.0 million for the first six months of fiscal 2017, an increase of 10.0 percent from the same period of the prior year. Orders of $154.4 million increased 8.0 percent from the same period in the prior year. Operating earnings for the first six months of fiscal 2017 were $2.6 million or 1.7 percent of sales as compared to $6.5 million or 4.6 percent of sales in the second quarter of fiscal 2016.

•
Increased sales volumes of approximately $9.5 million were due to improvements across all Consumer sales channels, including e-commerce, wholesale business to other retailers, studios and direct-mail catalogs.

•	The impact of the extra week increased net sales by $4.7 million in the first half of fiscal 2017 as compared to the same period in the prior year.

•
Operating expenses within the Consumer segment were higher than the prior year primarily as a result of incremental occupancy costs driven by studio openings of approximately $4 million, increased employee incentive costs, increased sales and marketing expenses and the impact of the extra week of operations.

Financial Condition, Liquidity and Capital Resources

The table below presents certain key cash flow and capital highlights for the periods indicated.

(In millions)	Six Months Ended
	December 3, 2016	November 28, 2015
Cash and cash equivalents, end of period	$71.9	$54.7
Marketable securities, end of period	7.8	5.4
Cash provided by operating activities	94.4	73.2
Cash used in investing activities	(77.3)	(34.7)
Cash used in financing activities	(30.3)	(47.3)
Capital expenditures	(46.7)	(35.2)
Stock repurchased and retired	(12.1)	(3.7)
Common stock issued	6.5	5.6
Dividends paid	(19.0)	(17.2)
Interest-bearing debt, end of period	219.6	256.8
Available unsecured credit facility, end of period (1)	$371.9	$184.4
(1) Amounts shown are net of outstanding letters of credit of $8.4 million and $8.6 million as of December 3, 2016 and November 28, 2015, respectively, which are applied against availability under the company's unsecured credit facility.

Cash Flows - Operating Activities

Six Month Period Ended December 3, 2016
Cash generated from operating activities was $94.4 million for the six month period ended December 3, 2016, as compared to $73.2 million in the same period of the prior year. During the current six month period, changes in working capital balances drove a use of cash totaling $14.6 million. The main factors driving this use of cash were an increase in inventory of $22.1 million and a decrease in accrued compensation and benefits of $10.9 million. Inventory increased due to new product launches and inventory stocking related to upcoming holiday sales within the Consumer segment. Accrued compensation and benefits decreased due to the annual payout of accrued bonus and profit sharing and due to lower employee incentive cost accruals as compared to the prior year. These factors more than offset drivers within working capital that increased cash, primarily a decrease in accounts and notes receivable of $15.8 million.

Six Month Period Ended November 28, 2015
Cash generated from operating activities was $73.2 million for the six month period ended November 28, 2015. This was due to changes in working capital balances that drove a use of cash totaling $31.2 million. The main factors driving this use of cash from working capital were an increase in accounts receivable of $32.0 million, an increase in inventory of $4.2 million, an increase in prepaid expenses of $6.0 million, and a decrease in accounts payable of $7.2 million. These factors more than offset drivers within working capital that increased cash, including an increase in accrued compensation and benefits of $7.1 million and an increase in accrued taxes of $5.2 million.

Cash Flows - Investing Activities

Investing activities in the first six months of fiscal 2017 resulted in a net cash outflow of $77.3 million as compared to a net cash outflow of $34.7 million in the same period of the prior year. The largest contributor to the change in cash used in investing activities as compared to the prior year was the repayment of loans against the cash surrender value of life insurance in the amount of $15.3 million. The cash surrender value of the company-owned life insurance policies and the loans were previously recorded net within "Other noncurrent assets" within the Condensed Consolidated Balance Sheets. Additionally, equity investments in noncontrolled entities resulted in a cash outlay of $14.5 million during the first two quarters of fiscal 2017.

The company had cash outflows for the purchase of $46.7 million of capital assets in the first six months of fiscal 2017 as compared to $35.2 million during the first six months of the prior year. At the end of the second quarter of fiscal 2017, there were outstanding commitments for capital purchases of $11.7 million compared to $11.4 million at the corresponding date in the prior year. The company expects full-year capital purchases to be between $85.0 million and $95.0 million, which will be primarily related to investments in the company's facilities and equipment. This compares to full-year capital spending of $85.1 million in fiscal 2016.

Cash Flows - Financing Activities

Cash outflows from financing activities were $30.3 million for the first six months of fiscal 2017 compared to cash outflows of $47.3 million during the same period of the prior year. Cash outflows from net repayments on our revolving credit facility were $2.3 million during the six-month period of fiscal 2017. By comparison, cash outflows from net repayments were $33.0 million during the same period of fiscal 2016. Cash outflows for dividend payments were $19.0 million and $17.2 million for the six month periods of fiscal 2017 and fiscal 2016, respectively. Cash paid for the retirement of common stock was $12.1 million as compared to $3.7 million in the first six months of fiscal 2017 and 2016, respectively. Cash inflows for stock issuances related to employee benefit programs were $6.5 million and $5.6 million during the six month periods of fiscal 2017 and fiscal 2016, respectively.

Some minority shareholders in a subsidiary have the right, at certain times, to require the company to acquire a portion of their ownership interest in those entities at fair value. During the six months ended December 3, 2016, the company purchased $1.5 million of minority ownership shares as compared to zero in the same period prior year. It is possible that within the next three years the company could be required to acquire the balance of this ownership interest. The fair value of this redeemable noncontrolling interest as of December 3, 2016 was $25.4 million and is included within "Redeemable noncontrolling interests" on the Consolidated Balance Sheets.

Sources of Liquidity

In addition to cash flows from operating activities, the company has access to liquidity through credit facilities, cash and cash equivalents, and short-term investments. These sources have been summarized below. For additional information, refer to Note 12 to the condensed consolidated financial statements.

(In millions)	December 3, 2016	November 28, 2015
Cash and cash equivalents	$71.9	$54.7
Marketable securities	7.8	5.4
Availability under syndicated revolving line of credit	$371.9	$184.4

At the end of the second quarter of fiscal 2017, the company had cash and cash equivalents of $71.9 million including $68.9 million of cash and cash equivalents held outside the United States. In addition, the company had marketable securities of $7.8 million held by one of its international subsidiaries. The subsidiary holding the company's marketable securities is taxed as a United States taxpayer at the company's election. Consequently, for tax purposes, all United States tax impacts for this subsidiary have been recorded. The company currently has no plans to repatriate cash from foreign subsidiaries during fiscal 2017.

The company has $9.8 million of cash held outside of the United States for which United States taxes have been recorded. The company's intent is to permanently reinvest the remainder of the cash outside of the United States. The company's plans do not indicate a need to repatriate these balances to fund United States operations.

The company believes cash on hand, cash generated from operations, and borrowing capacity will provide adequate liquidity to fund near term and foreseeable future business operations, capital needs, future dividends and share repurchases, subject to financing availability in the marketplace.

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

Variable Interest Entities

On occasion, the company provides financial support to certain independent dealers in the form of term loans, lines of credit, and/or loan guarantees that may represent variable interests in such entities. As of December 3, 2016, the company was not considered to be the primary beneficiary of any such dealer relationships under FASB ASC Topic 810, Consolidation. Accordingly, the company is not required to consolidate the financial statements of any of these entities as of December 3, 2016.

Contingencies

See Note 12 to the condensed consolidated financial statements.

Critical Accounting Policies

The company strives to report financial results clearly and understandably. The company follows accounting principles generally accepted in the United States in preparing its consolidated financial statements, which require certain estimates and judgments that affect the financial position and results of operations for the company. The company continually reviews the accounting policies and financial information disclosures. A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the company's annual report on Form 10-K for the year ended May 28, 2016. During the first six months of fiscal 2017, there were no material changes in the accounting policies and assumptions previously disclosed.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The information concerning quantitative and qualitative disclosures about market risk contained in the company’s Annual Report on Form 10-K for its fiscal year ended May 28, 2016 has not changed significantly. The nature of market risks from interest rates and commodity prices has not changed materially during the first six months of fiscal 2017.

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

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the company's Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 3, 2016, and the company's Chief Executive Officer and Chief Financial officer have concluded that, as of that date, the company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended December 3, 2016, that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

Part II - Other Information

Item 1: Legal Proceedings

Referred to in Note 12 of the condensed consolidated financial statements.

Item 1A: Risk Factors

There have been no material changes in the company's risk factors from those set forth in the company's Annual Report on Form 10-K for the year ended May 28, 2016.

Item 2:     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following is a summary of share repurchase activity during the quarter ended December 3, 2016.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (in millions)
9/4/16 - 10/1/16	20,188	$31.80	20,188	$124,496,153
10/2/16 - 10/29/16	108,174	$28.15	108,174	$121,450,601
10/30/16 - 12/3/16	43,103	$28.18	43,103	$120,235,900
Total	171,465		171,465

No repurchase plans expired or were terminated during the second quarter of fiscal 2017, nor do any plans exist under which the company does not intend to make further purchases. The Board has the authority to terminate any further repurchases.

During the period covered by this report, the company did not sell any of its equity securities that were not registered under the Securities Act of 1933.

Item 3: Defaults upon Senior Securities

None

Item 4: Mine Safety Disclosures

Not applicable

Item 5: Other Information

None

Item 6: Exhibits

The following exhibits (listed by number corresponding to the Exhibit table as Item 601 in Regulation S-K) are filed with this Report:

Exhibit Number	Document

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

HERMAN MILLER, INC.

January 11, 2017	/s/ Brian C. Walker
Brian C. Walker
Chief Executive Officer
(Duly Authorized Signatory for Registrant)

January 11, 2017	/s/ Jeffrey M. Stutz
Jeffrey M. Stutz
Chief Financial Officer
(Duly Authorized Signatory for Registrant)