Form 10-Q
period 2017-03-04
MILLER HERMAN INC
filed 2017-04-12
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ _ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 4, 2017	Commission File No. 001-15141

HERMAN MILLER, INC.

A Michigan Corporation	ID No. 38-0837640

855 East Main Avenue, Zeeland, MI 49464-0302	Phone (616) 654 3000

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
Yes [_] No [ X ]

Common Stock Outstanding at April 10, 2017 - 59,785,399 shares

Herman Miller, Inc. Form 10-Q

Herman Miller, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Dollars in millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 4, 2017	February 27, 2016	March 4, 2017	February 27, 2016
Net sales	$524.9	$536.5	$1,701.0	$1,682.3
Cost of sales	329.4	328.7	1,057.6	1,033.3
Gross margin	195.5	207.8	643.4	649.0
Operating expenses:
Selling, general, and administrative	140.4	143.6	443.5	436.4
Restructuring expenses	2.7	—	3.7	—
Design and research	17.4	19.9	55.2	57.7
Total operating expenses	160.5	163.5	502.4	494.1
Operating earnings	35.0	44.3	141.0	154.9
Other expenses:
Interest expense	3.8	3.8	11.4	11.6
Other, net	(0.8)	0.6	(1.0)	0.7
Earnings before income taxes and equity income	32.0	39.9	130.6	142.6
Income tax expense	9.5	11.9	41.1	46.1
Equity income from nonconsolidated affiliates, net of tax	—	0.2	1.1	0.4
Net earnings	22.5	28.2	90.6	96.9
Net earnings attributable to noncontrolling interests	—	0.3	0.1	0.8
Net earnings attributable to Herman Miller, Inc.	$22.5	$27.9	$90.5	$96.1

Earnings per share — basic	$0.38	$0.46	$1.51	$1.61
Earnings per share — diluted	$0.37	$0.46	$1.50	$1.59
Dividends declared, per share	$0.170	$0.148	$0.510	$0.443

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	$(0.4)	$(6.0)	$(10.8)	$(10.5)
Pension and other post-retirement plans	0.5	0.6	2.1	2.0
Interest rate swap agreement	1.1	—	5.3	—
Unrealized holding gain	0.2	—	0.2	—
Other comprehensive income (loss)	1.4	(5.4)	(3.2)	(8.5)
Comprehensive income	23.9	22.8	87.4	88.4
Comprehensive income attributable to noncontrolling interests	—	0.3	0.1	0.8
Comprehensive income attributable to Herman Miller, Inc.	$23.9	$22.5	$87.3	$87.6

See accompanying notes to condensed consolidated financial statements.

Herman Miller, Inc.
Condensed Consolidated Balance Sheets
(Dollars in millions, except per share data)
(Unaudited)

	March 4, 2017	May 28, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$78.4	$84.9
Marketable securities	8.0	7.5
Accounts and notes receivable, net	174.8	211.0
Inventories, net	155.7	128.2
Prepaid expenses and other	49.1	48.9
Total current assets	466.0	480.5
Property and equipment, at cost	970.5	929.0
Less — accumulated depreciation	(667.7)	(648.9)
Net property and equipment	302.8	280.1
Goodwill	304.4	305.3
Indefinite-lived intangibles	85.2	85.2
Other amortizable intangibles, net	46.3	50.8
Other noncurrent assets	73.6	33.3
Total Assets	$1,278.3	$1,235.2

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$147.9	$165.6
Accrued compensation and benefits	65.6	85.2
Accrued warranty	46.5	43.9
Other accrued liabilities	98.3	95.3
Total current liabilities	358.3	390.0
Long-term debt	234.5	221.9
Pension and post-retirement benefits	20.6	25.8
Other liabilities	58.6	45.8
Total Liabilities	672.0	683.5
Redeemable noncontrolling interests	25.0	27.0
Stockholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized, none issued)	—	—
Common stock, $0.20 par value (240,000,000 shares authorized, 59,783,584 and 59,868,276 shares issued and outstanding in 2017 and 2016, respectively)	12.0	12.0
Additional paid-in capital	141.9	142.7
Retained earnings	495.8	435.3
Accumulated other comprehensive loss	(67.7)	(64.5)
Key executive deferred compensation plans	(1.0)	(1.1)
Herman Miller, Inc. Stockholders' Equity	581.0	524.4
Noncontrolling Interests	0.3	0.3
Total Stockholders' Equity	581.3	524.7
Total Liabilities, Redeemable Noncontrolling Interests, and Stockholders' Equity	$1,278.3	$1,235.2

See accompanying notes to condensed consolidated financial statements.

Herman Miller, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in millions)
(Unaudited)

	Nine Months Ended
	March 4, 2017	February 27, 2016
Cash Flows from Operating Activities:
Net earnings	$90.6	$96.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	43.0	39.9
Stock-based compensation	9.2	9.3
Excess tax benefits from stock-based compensation	(0.5)	(1.1)
Pension and post-retirement expenses	0.3	1.1
Earnings from nonconsolidated affiliates net of dividends received	(1.0)	0.3
Deferred taxes	3.9	(2.1)
(Gain) loss on sales of property and dealers	(0.7)	0.1
Restructuring expenses	3.7	—
Increase in current assets	(8.4)	(26.0)
Decrease in current liabilities	(23.2)	(0.1)
Increase in non-current liabilities	4.2	6.3
Other, net	1.0	1.3
Net Cash Provided by Operating Activities	122.1	125.9

Cash Flows from Investing Activities:
Proceeds from sales of property	—	3.2
Marketable securities purchases	(1.2)	(7.3)
Marketable securities sales	0.8	5.7
Acquisitions, net of cash received	—	(3.6)
Equity investment in non-controlled entities	(13.3)	—
Capital expenditures	(70.5)	(55.2)
Payments of loans on cash surrender value of life insurance	(15.3)	—
Net receipts from notes receivable	1.4	0.1
Other, net	(0.9)	(0.9)
Net Cash Used in Investing Activities	(99.0)	(58.0)

Cash Flows from Financing Activities:
Dividends paid	(29.2)	(26.0)
Proceeds from issuance of long-term debt	659.3	615.2
Payments of long-term debt	(646.7)	(664.9)
Payment of deferred financing costs	(1.4)	—
Common stock issued	7.6	6.7
Common stock repurchased and retired	(17.2)	(8.7)
Excess tax benefits from stock-based compensation	0.5	1.1
Purchase of redeemable noncontrolling interests	(1.5)	—
Payment of contingent consideration	(1.1)	—
Other, net	0.1	—
Net Cash Provided by (Used in) Financing Activities	(29.6)	(76.6)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	0.3
Net Decrease in Cash and Cash Equivalents	(6.5)	(8.4)

Cash and Cash Equivalents, Beginning of Period	84.9	63.7
Cash and Cash Equivalents, End of Period	$78.4	$55.3

See accompanying notes to condensed consolidated financial statements.

Herman Miller, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Dollars in millions)
(Unaudited)

	Nine Months Ended
	March 4, 2017	February 27, 2016
Preferred Stock
Balance at beginning of year and end of period	$—	$—
Common Stock
Balance at beginning of year	$12.0	$11.9
Restricted stock units released	—	0.1
Balance at end of period	$12.0	$12.0
Additional Paid-in Capital
Balance at beginning of year	$142.7	$135.1
Repurchase and retirement of common stock	(17.1)	(8.7)
Exercise of stock options	5.8	4.6
Stock-based compensation expense	6.0	6.8
Excess tax benefit for stock-based compensation	(0.3)	0.5
Restricted stock units released	2.9	2.5
Employee stock purchase plan issuances	1.7	1.5
Deferred compensation plan	(0.1)	(0.1)
Directors' fees	0.3	0.6
Balance at end of period	$141.9	$142.8
Retained Earnings
Balance at beginning of year	$435.3	$330.2
Net income attributable to Herman Miller, Inc.	90.5	96.1
Dividends declared on common stock (per share - 2017: $0.510; 2016; $0.443)	(30.7)	(26.7)
Redeemable noncontrolling interests valuation adjustment	0.7	3.4
Balance at end of period	$495.8	$403.0
Accumulated Other Comprehensive Loss
Balance at beginning of year	$(64.5)	$(56.2)
Other comprehensive loss	(3.2)	(8.5)
Balance at end of period	$(67.7)	$(64.7)
Key Executive Deferred Compensation
Balance at beginning of year	$(1.1)	$(1.2)
Deferred compensation plan	$0.1	$0.1
Balance at end of period	$(1.0)	$(1.1)
Herman Miller, Inc. Stockholders' Equity	$581.0	$492.0
Noncontrolling Interests
Balance at beginning of year	$0.3	$0.5
Net income attributable to noncontrolling interests	—	0.3
Balance at end of period	$0.3	$0.8
Total Stockholders' Equity	$581.3	$492.8

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended March 4, 2017
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

The accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments that are of a normal recurring nature necessary to present fairly the financial position of the company as of March 4, 2017. Operating results for the three and nine months ended March 4, 2017, are not necessarily indicative of the results that may be expected for the year ending June 3, 2017. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the company's annual report on Form 10-K for the year ended May 28, 2016.

The company's fiscal year ends on the Saturday closest to May 31. Fiscal 2017, the year ending June 3, 2017, and fiscal 2016, the year ended May 28, 2016, contain 53 and 52 weeks, respectively. The nine months ended March 4, 2017 and February 27, 2016 contained 40 and 39 weeks, respectively.

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
		June 4, 2017	The company has evaluated the impact of the update and it is expected to be immaterial.

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
Improvements to Employee Share-Based Payment Accounting.
Under the new guidance, all excess tax benefits/deficiencies should be recognized as income tax expense/benefit; entities can make elections on how to account for forfeitures; and cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity on the cash flow statement.
June 3, 2018
The company expects the most significant impact from the share-based compensation standard to be driven by the treatment of excess tax benefits/deficiencies, and expects the other impacts from the standard to be nominal. The company is currently evaluating the impact of the standard and will implement it at the start of fiscal 2018.

3. Acquisitions and Divestitures

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

Dealership
On January 1, 2017, the company completed the sale of a wholly-owned contract furniture dealership in Pennsylvania. A gain of $0.7 million was recognized as a result of the sale.

4. Inventories, net

(In millions)	March 4, 2017	May 28, 2016
Finished goods	$123.4	$102.1
Raw materials	32.3	26.1
Total	$155.7	$128.2

Inventories are valued at the lower of cost or market and include material, labor, and overhead. The inventories at our West Michigan manufacturing operations are valued using the last-in, first-out (LIFO) method, whereas inventories of certain other operations are valued using the first-in, first-out (FIFO) method.

5. Goodwill and Indefinite-lived Intangibles

Goodwill and other indefinite-lived intangible assets included in the Condensed Consolidated Balance Sheets consisted of the following as of March 4, 2017 and May 28, 2016:

(In millions)	Goodwill	Indefinite-lived Intangible Assets	Total Goodwill and Indefinite-lived Intangible Assets
May 28, 2016	$305.3	$85.2	$390.5
Foreign currency translation adjustments	(0.8)	—	(0.8)
Sale of owned dealer	(0.1)	—	(0.1)
March 4, 2017	$304.4	$85.2	$389.6

6. Employee Benefit Plans

The following table summarizes the components of net periodic benefit costs for the company's International defined benefit pension plan for the periods indicated:

	Three Months Ended		Nine Months Ended
(In millions)	March 4, 2017	February 27, 2016	March 4, 2017	February 27, 2016
Interest cost	$0.7	$1.0	$2.2	$2.9
Expected return on plan assets	(1.2)	(1.4)	(3.7)	(4.1)
Net amortization loss	0.6	0.6	1.8	2.0
Net periodic benefit cost	$0.1	$0.2	$0.3	$0.8

7. Earnings Per Share

The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS):

	Three Months Ended		Nine Months Ended
	March 4, 2017	February 27, 2016	March 4, 2017	February 27, 2016
Numerators:
Numerator for both basic and diluted EPS, net earnings attributable to Herman Miller, Inc. - in millions	$22.5	$27.9	$90.5	$96.1

Denominators:
Denominator for basic EPS, weighted-average common shares outstanding	59,846,034	59,885,597	59,910,844	59,837,132
Potentially dilutive shares resulting from stock plans	537,152	565,251	511,134	569,544
Denominator for diluted EPS	60,383,186	60,450,848	60,421,978	60,406,676
Antidilutive equity awards not included in weighted-average common shares - diluted	554,320	531,021	745,583	585,770

The company has certain share-based payment awards that meet the definition of participating securities. The company has evaluated the impact on EPS of all participating securities under the two-class method, noting the impact on EPS was immaterial.

8. Stock-Based Compensation

The following table summarizes the stock-based compensation expense and related income tax effect for the periods indicated:

(In millions)	Three Months Ended		Nine Months Ended
	March 4, 2017	February 27, 2016	March 4, 2017	February 27, 2016
Stock-based compensation expense	$2.7	$2.7	$9.2	$9.3
Related income tax effect	1.0	1.0	3.3	3.4

Stock-based compensation expense recognized in the Condensed Consolidated Statements of Comprehensive Income for the three and nine month periods ended March 4, 2017 and February 27, 2016 has been reduced for estimated forfeitures, as it is based on awards ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ. Forfeitures are estimated based on historical experience.

The following is a detail of the company issued common stock related to the exercise of stock options and vesting of restricted stock and performance share units:

(Shares)	Nine Months Ended
	March 4, 2017	February 27, 2016
Stock Options	211,566	187,829
Restricted Stock Units	89,290	179,265
Performance Share Units	113,040	55,825

9. Income Taxes

The company recognizes interest and penalties related to uncertain tax benefits through income tax expense in its Condensed Consolidated Statement of Comprehensive Income. Interest and penalties recognized in the company's Condensed Consolidated Statement of Comprehensive Income were negligible for the three and nine month periods ended March 4, 2017 and February 27, 2016, respectively.

The company's recorded liability for potential interest and penalties related to uncertain tax benefits was:

(In millions)	March 4, 2017	May 28, 2016
Liability for interest and penalties	$0.8	$0.7
Liability for uncertain tax positions, current	2.9	2.4

The effective tax rate for the three month periods ended March 4, 2017 and February 27, 2016 was 29.8 percent. The effective tax rates for the nine month periods ended March 4, 2017 and February 27, 2016 were 31.5 percent and 32.3 percent, respectively. The company's United States federal statutory rate is 35 percent.

The decrease in the effective tax rate for the three and nine month periods ended March 4, 2017 was a result of an increase in the mix of earnings in tax jurisdictions that have rates lower than the United States statutory rate.

The effective tax rates for the three and nine month periods ended March 4, 2017 and February 27, 2016 were lower than the United States statutory rate due to the mix of earnings in taxing jurisdictions that have rates that are lower than the United States statutory rate along with the manufacturing deduction under the American Jobs Creation Act of 2004 (“AJCA”)  and the research and development tax credit under the Protecting Americans from Tax Hikes ("PATH") Act of 2015.

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

10. Fair Value Measurements

The company's financial instruments consist of cash equivalents, marketable securities, accounts and notes receivable, deferred compensation plan, accounts payable, debt, redeemable noncontrolling interests, an interest rate swap agreement and foreign currency exchange contracts. The company's financial instruments, other than long-term debt, are recorded at fair value. The carrying value and fair value of the company's long-term debt, including current maturities, is as follows for the periods indicated:

(In millions)	March 4, 2017	May 28, 2016
Carrying value	$234.5	$221.9
Fair value	$246.1	$241.7

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

The following tables set forth financial assets and liabilities measured at fair value in the Condensed Consolidated Balance Sheets and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of March 4, 2017 and May 28, 2016.

(In millions)	Fair Value Measurements
	March 4, 2017		May 28, 2016
Financial Assets	Quoted Prices with Other Observable Inputs (Level 2)	Management Estimate (Level 3)	Quoted Prices with Other Observable Inputs (Level 2)	Management Estimate (Level 3)
Available-for-sale marketable securities:
Government obligations	$—	$—	$0.4	$—
Mutual funds - fixed income	7.2	—	6.4	—
Mutual funds - equity	0.8	—	0.7	—
Foreign currency forward contracts	0.7	—	0.5	—
Interest rate swap agreement	8.2	—	—	—
Deferred compensation plan	9.7	—	7.9	—
Total	$26.6	$—	$15.9	$—

Financial Liabilities
Foreign currency forward contracts	$0.3	$—	$0.8	$—
Contingent consideration	—	1.6	—	2.7
Total	$0.3	$1.6	$0.8	$2.7

The table below presents a reconciliation for liabilities measured at fair value using significant unobservable inputs (Level 3) (in millions).

Contingent Consideration	March 4, 2017	May 28, 2016
Beginning balance	$2.7	$2.6
Foreign currency translation adjustments	—	(0.1)
Settlements	(1.1)	(2.5)
Purchases or additions	—	2.7
Ending balance	$1.6	$2.7

The contingent consideration liabilities represent future payment obligations that relate to business and product line acquisitions. These payments are based on the future performance of the acquired businesses or product line. The contingent consideration liabilities are valued using estimates based on discount rates that reflect the risk involved and the projected sales and earnings of the acquired businesses. The estimates are updated and the liabilities are adjusted to fair value on a quarterly basis.

The following is a summary of the carrying and market values of the company's marketable securities as of the respective dates.

	March 4, 2017			May 28, 2016
(In millions)	Cost	Unrealized Gain/(Loss)	Market Value	Cost	Unrealized Gain/(Loss)	Market Value
Government obligations	$—	$—	$—	$0.4	$—	$0.4
Mutual funds - fixed income	7.1	0.1	7.2	6.4	—	6.4
Mutual funds - equity	0.7	$0.1	0.8	0.7	—	0.7
Total	$7.8	$0.2	$8.0	$7.5	$—	$7.5

Adjustments to the fair value of available-for-sale securities are recorded as increases or decreases, net of income taxes, within Accumulated other comprehensive loss in stockholders’ equity. These adjustments are also included within the caption Unrealized holding gain within the Condensed Consolidated Statements of Comprehensive Income. Unrealized gains recognized in the company's Condensed Consolidated Statement of Comprehensive Income related to available-for-sale securities were $0.2 million and nil for the three and nine month periods ended March 4, 2017 and February 27, 2016, respectively. The cost of securities sold is based on the specific identification method; realized gains and losses resulting from such sales are included in the Condensed Consolidated Statements of Comprehensive Income within "Other, net".

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

Derivative Instruments and Hedging Activities
In September, 2016, the company entered into an interest rate swap agreement. The interest rate swap is for an aggregate notional amount of $150.0 million with a forward start date of January 3, 2018 and a termination date of January 3, 2028. As a result of the transaction, the company effectively will convert $150.0 million of its outstanding indebtedness from a LIBOR-based floating interest rate plus applicable margin to a 1.949 percent fixed interest rate plus applicable margin under the agreement as of the forward start date.

The company entered into the interest rate swap agreement to manage its exposure to interest changes and its overall cost of borrowing. The interest rate swap agreement was entered into to exchange variable rate interest payments for fixed rate payments over the life of the agreement without the exchange of the underlying notional amounts. The notional amount of the interest rate swap agreement is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The differential paid or received on the interest rate swap agreement is recognized as an adjustment to interest expense.

The interest rate swap was a designated cash flow hedge at inception and remains an effective accounting hedge as of March 4, 2017. Since a designated derivative meets hedge accounting criteria, the fair value of the hedge is recorded in the Consolidated Statement of Stockholders’ Equity as a component of Accumulated other comprehensive loss, net of tax. The ineffective portion of the change in fair value of the derivative is immediately recognized in earnings. The interest rate swap agreement is assessed for hedge effectiveness on a quarterly basis.

As of March 4, 2017, the fair value of the company’s interest rate swap was $8.2 million and was recorded within Other noncurrent assets within the Condensed Consolidated Balance Sheets. The unrealized gain recorded within Other comprehensive loss, net of tax, for the effective portion of the designated cash flow hedge was $1.1 million and $5.3 million for the three and nine month periods ended March 4, 2017, respectively. For three and nine month periods ended March 4, 2017, there were no gains or losses recognized against earnings for hedge ineffectiveness and there were no gains or losses reclassified from Accumulated other comprehensive loss into earnings.

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

(In millions)	Three Months Ended		Nine Months Ended
	March 4, 2017	February 27, 2016	March 4, 2017	February 27, 2016
Accrual Balance — beginning	$44.6	$40.6	$43.9	$39.3
Accrual for product-related matters	6.7	5.7	17.6	17.9
Settlements and adjustments	(4.8)	(4.7)	(15.0)	(15.6)
Accrual Balance — ending	$46.5	$41.6	$46.5	$41.6

Guarantees
The company is periodically required to provide performance bonds to do business with certain customers. These arrangements are common and generally have terms ranging between one and three years. The bonds are required to provide assurance to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies. However, the company is ultimately liable for claims that may occur against them. As of March 4, 2017, the company had a maximum financial exposure related to performance bonds totaling approximately $10.2 million. The company has no history of claims, nor is it aware of circumstances that would require it to pay, under any of these arrangements. The company also believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company's financial statements. Accordingly, no liability has been recorded in respect to these bonds as of either March 4, 2017 or May 28, 2016.

The company has entered into standby letter of credit arrangements for purposes of protecting various insurance companies and lessors against default on insurance premium and lease payments. As of March 4, 2017, the company had a maximum financial exposure from these standby letters of credit totaling approximately $8.3 million, all of which is considered usage against the company's revolving line of credit. The company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements, and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company's financial statements. Accordingly, no liability has been recorded in respect of these arrangements as of March 4, 2017 and May 28, 2016.

Contingencies
The company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the company's consolidated financial statements.

12. Debt

Long-term debt as of March 4, 2017 and May 28, 2016 consisted of the following obligations:

(In millions)	March 4, 2017	May 28, 2016
Series B senior notes, due January 3, 2018	$149.9	$149.9
Debt securities, due March 1, 2021	50.0	50.0
Syndicated revolving line of credit, due September 2021	34.6	22.0
Total	$234.5	$221.9

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

As of March 4, 2017, the total debt outstanding related to borrowings under the syndicated revolving line of credit was $34.6 million. These borrowings are included within Long-term debt in the Condensed Consolidated Balance Sheet. As of March 4, 2017, the total usage against the facility was $42.9 million, of which $8.3 million related to outstanding letters of credit. As of May 28, 2016, total usage against the previous syndicated revolving line of credit was $30.7 million, $8.7 million of which related to outstanding letters of credit.

While the Series B senior notes mature in less than one year, the company classified the outstanding borrowings as long-term based on the ability and intent to refinance the notes on a long-term basis.

13. Accumulated Other Comprehensive Loss

The following table provides an analysis of the changes in accumulated other comprehensive loss for the nine months ended March 4, 2017:

(In millions)	Cumulative Translation Adjustments	Pension and Other Post-retirement Benefit Plans	Unrealized Gains (Losses) on Available-for-sale Securities	Interest Rate Swap Agreement	Accumulated Other Comprehensive income
Balance at May 28, 2016	$(29.6)	$(34.9)	$—	$—	$(64.5)
Current period other comprehensive income (loss)	(10.8)	1.7	0.2	8.2	(0.7)
Tax (expense) benefit	—	0.4	—	(2.9)	(2.5)
Balance at March 4, 2017	$(40.4)	$(32.8)	$0.2	$5.3	$(67.7)

The following table provides an analysis of the changes in accumulated other comprehensive loss for the nine months ended February 27, 2016:

(In millions)	Cumulative Translation Adjustments	Pension and Other Post-retirement Benefit Plans	Unrealized Gains (Losses) on Available-for-sale Securities	Interest Rate Swap Agreement	Accumulated Other Comprehensive income
Balance at May 30, 2015	$(20.8)	$(35.4)	$—	$—	$(56.2)
Current period other comprehensive income (loss)	(10.5)	2.3	—	—	(8.2)
Tax (expense) benefit	—	(0.3)	—	—	(0.3)
Balance at February 27, 2016	$(31.3)	$(33.4)	$—	$—	$(64.7)

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

Changes in the company’s redeemable noncontrolling interests for the nine months ended March 4, 2017 and February 27, 2016 are as follows:

	Nine Months Ended
(In millions)	March 4, 2017	February 27, 2016
Beginning Balance	$27.0	$30.4
Purchase of redeemable noncontrolling interests	(1.5)	—
Net income attributable to redeemable noncontrolling interests	0.1	0.5
Redemption value adjustment	(0.7)	(3.4)
Other adjustments	0.1	0.1
Ending Balance	$25.0	$27.6

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

The company also reports a “Corporate” category consisting primarily of unallocated corporate expenses including impairment, acquisition-related costs, and other unallocated corporate costs.

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

	Three Months Ended		Nine Months Ended
(In millions)	March 4, 2017	February 27, 2016	March 4, 2017	February 27, 2016
Net Sales:
North American Furniture Solutions	$309.8	$312.7	$1,004.4	$998.9
ELA Furniture Solutions	88.0	98.9	292.9	302.1
Specialty	54.0	54.7	175.6	170.2
Consumer	73.1	70.2	228.1	211.1
Corporate	—	—	—	—
Total	$524.9	$536.5	$1,701.0	$1,682.3

Operating Earnings (Loss):
North American Furniture Solutions	$27.9	$30.6	$102.1	$112.8
ELA Furniture Solutions	5.2	6.8	23.2	20.7
Specialty	2.5	3.4	13.6	11.9
Consumer	(0.2)	2.8	2.4	9.3
Corporate	(0.4)	0.7	(0.3)	0.2
Total	$35.0	$44.3	$141.0	$154.9

(In millions)	March 4, 2017	May 28, 2016
Total Assets:
North American Furniture Solutions	$529.9	$531.7
ELA Furniture Solutions	225.7	218.4
Specialty	151.3	147.3
Consumer	275.4	245.3
Corporate	96.0	92.5
Total	$1,278.3	$1,235.2

16. Restructuring Activities

During the second and third quarters of fiscal 2017, the company announced restructuring actions involving targeted workforce reductions within the North American, ELA and Specialty segments. These actions resulted in the recognition of restructuring expenses related to severance costs of $2.7 million and $3.7 million in the third quarter and nine month periods, respectively. The restructuring actions are deemed to be complete at March 4, 2017 and final payments are expected to be made over the next two quarters.

The following table provides an analysis of the changes in restructuring costs reserve for the nine months ended March 4, 2017:

(In millions)	March 4, 2017
Beginning Balance	$0.4
Restructuring expenses	3.7
Payments	(1.6)
Ending Balance	$2.5

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
Three and Nine Months Ended March 4, 2017
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
Discussion of Current Business Conditions

During the third quarter of fiscal 2017, net sales totaled $524.9 million, a decrease of 2.2 percent from the same quarter of the prior year period. Orders of $543.2 million represented growth of 6.8 percent as compared to the third quarter of the prior fiscal year. While order entry patterns did strengthen throughout the quarter, the company estimates its most recent price increase, which became effective on February 6, 2017, had the effect of pulling ahead approximately $21 million of orders (of the $34 million increase) that would have otherwise been entered in the fourth quarter of fiscal 2017. On an organic basis, which adjusts for the impact this order acceleration on orders as well as impact of foreign currency translation and dealer divestitures on both orders and net sales, orders increased by 4.8 percent in the third quarter and net sales increased by 0.1 percent(*) from the same quarter last fiscal year.

Consolidated gross margin percentage for the current three month period was 37.2 percent, which was 150 basis points lower than the prior year period. This decrease was caused principally by a reduction in net sales and gross profit from incremental price discounting along with higher commodity costs. The price increase at the beginning of February 2017 was targeted at products most impacted by commodity pricing pressures.

Operating expenses in the third quarter totaled $160.5 million. This is $3.0 million lower than the same quarter last fiscal year. The year-over-year reduction was driven mainly by the impact of dealer divestitures, lower employee incentive costs and company-wide cost savings initiatives. The company also sold its Philadelphia-based contract dealership during the third quarter, which generated a gain on sale and reduced Selling, general and administrative expenses. These cost savings were offset by higher occupancy and staffing costs related to DWR studios and the recognition of severance and outplacement restructuring expenses totaling approximately $2.7 million.

The company reported diluted earnings per share of $0.37 during the third quarter of fiscal 2017, which was $0.09 per share less than the $0.46 per share reported in the prior year period. After adjusting for restructuring costs and the gain on sale related to the disposition of the Philadelphia dealership, adjusted diluted earnings per share of $0.39(*) were $0.07 per share less than the prior year amount.

We believe that the cautious macro-economic environment contributed to rather inconsistent order patterns in our North American business segment during the first nine months of this fiscal year. This, in turn, contributed to comparatively soft net sales levels in the third quarter ended March 4, 2017. Sales within our North American segment for the quarter were $309.8 million, a decrease of 0.9 percent as compared to the same period of the prior year. Conversely, the pace of orders within the North American segment improved throughout the quarter, resulting in year-over-year order growth of 12.3 percent. After adjusting for the impact of the acceleration of orders due to the price increase, foreign currency translation and dealer divestitures, orders within the North American segment increased approximately 6.8 percent in the third quarter of fiscal 2017 as compared to the third quarter of fiscal 2016. Future growth in net sales and operating earnings of the North America segment will continue to be challenged by a competitive pricing environment and the increased price of commodities.

The ELA segment reported sales during the third quarter of fiscal 2017 of $88.0 million, reflecting a decrease of 11.0 percent from the prior year period. On an organic basis, net sales decreased 0.8 percent(*) from last year's level. Orders for the ELA segment decreased 9.5 percent and, on an organic basis, decreased 1.8 percent as compared to the third quarter of last fiscal year. The decrease in sales was driven primarily by lower demand in the Middle East, where we have seen fewer large projects than in the prior year, owing in part to a relative reduction in the market price of oil. Demand also slowed in Mexico and India, which was driven primarily by project timing. These decreases were offset by increased demand in Continental Europe and Japan.

Net sales and orders within the Specialty segment were $54.0 million and $51.8 million, respectively, for the third quarter of fiscal 2017. Net sales decreased by 1.3 percent while orders decreased by 3.2 percent from the third quarter of fiscal 2016. These decreases were driven mainly by challenging prior year comparisons for the company's Geiger subsidiary, principally due to certain large projects that occurred in the prior year.

*Non-GAAP measurements; see accompanying reconciliations and explanations.

Net sales and orders within the Consumer segment increased 4.1 percent and 13.3 percent, respectively, as compared to the same quarter of last fiscal year. The increase in orders this quarter was favorably influenced by a shift in the timing of a major annual promotional event compared to last fiscal year. With that said, the Consumer segment showed growth in sales and orders above and beyond this timing difference, driven by improved efficiency of the direct-mail catalog program, the positive impact of recent new product introductions and the continuing expansion of the DWR real estate footprint, which drove additional orders and net sales from studios this quarter. The company opened new studios in Portland, Oregon and in Westport, Connecticut, during the quarter.

The macro-economic backdrop of the contract furniture industry, both in the U.S. and abroad, remains mixed. The company believes that certain key industry metrics remain positive, including service sector employment, non-residential construction activity and architectural billings. These factors have run counter to industry data for sales, which have been uneven over the past nine months. However, the increase in order entry felt over the second half of the third quarter of fiscal 2017, primarily within the North America segment, is an encouraging sign that investment activity may be picking up within the contract furniture industry.

The remaining sections within Item 2 include additional analysis of our nine months ended March 4, 2017, including discussion of significant variances compared to the prior year periods.

Reconciliation of Non-GAAP Financial Measures

This report contains references to Organic net sales and Adjusted earnings per share - diluted, which are non-GAAP financial measures. Organic net sales represents Net sales, excluding the impact of dealer divestitures, currency translation effects, and the extra week of operations in the first quarter of fiscal 2017. Adjusted earnings per share - diluted represents the earnings per share - diluted, excluding the impact of restructuring expenses and the gain on the sale of a dealership during fiscal 2017. The company believes presenting Organic net sales and Adjusted earnings per share - diluted is useful for investors as it provides financial information on a more comparative basis for the periods presented. The first nine months of fiscal 2017 included 40 weeks of operations as compared to a 39-week period in the first nine months of fiscal 2016. The additional week, which occurred in the first quarter of fiscal 2017, is required periodically to more closely align Herman Miller’s fiscal year with the calendar months.

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
The following table reconciles Net sales to Organic net sales for the periods indicated.

	Three Months Ended					Three Months Ended
	3/4/17					2/27/16
	North America	ELA	Specialty	Consumer	Total	North America	ELA	Specialty	Consumer	Total
Net Sales, as reported	$309.8	$88.0	$54.0	$73.1	$524.9	$312.7	$98.9	$54.7	$70.2	$536.5
% change from PY	(0.9)%	(11.0)%	(1.3)%	4.1%	(2.2)%

Proforma Adjustments
Dealer Divestitures	—	—	—	—	—	(2.9)	(6.6)	—	—	(9.5)
Currency Translation Effects (1)	(0.9)	3.6	—	(0.1)	2.6	—	—	—	—	—
Organic net sales	$308.9	$91.6	$54.0	$73.0	$527.5	$309.8	$92.3	$54.7	$70.2	$527.0
% change from PY	(0.3)%	(0.8)%	(1.3)%	4.0%	0.1%
(1) Currency translation effects represent the estimated net impact of translating current period sales and orders using the average exchange rates applicable to the comparable prior year period

	Nine Months Ended					Nine Months Ended
	3/4/17					2/27/16
	North America	ELA	Specialty	Consumer	Total	North America	ELA	Specialty	Consumer	Total
Net Sales, as reported	$1,004.4	$292.9	$175.6	$228.1	$1,701.0	$998.9	$302.1	$170.2	$211.1	$1,682.3
% change from PY	0.6%	(3.0)%	3.2%	8.1%	1.1%

Proforma Adjustments
Dealer Divestitures	—	—	—	—	—	(2.9)	(20.3)	—	—	(23.2)
Currency Translation Effects (1)	(0.5)	11.1	—	—	10.6	—	—	—	—	—
Impact of extra week in FY17	(22.7)	(6.3)	(3.3)	(4.7)	(37.0)	—	—	—	—	—
Organic net sales	$981.2	$297.7	$172.3	$223.4	$1,674.6	$996.0	$281.8	$170.2	$211.1	$1,659.1
% change from PY	(1.5)%	5.6%	1.2%	5.8%	0.9%
(1) Currency translation effects represent the estimated net impact of translating current period sales and orders using the average exchange rates applicable to the comparable prior year period

The following table reconciles Earnings per share - diluted to Adjusted earnings per share - diluted for the periods indicated.

	Three Months Ended		Nine Months Ended
	3/4/2017	2/27/2016	3/4/2017	2/27/2016
Earnings per Share - Diluted	$0.37	$0.46	$1.50	$1.59

Less: Gain on sale of dealer	(0.01)	—	(0.01)	—
Add: Restructuring expenses	0.03	—	0.03	—
Adjusted Earnings per Share - Diluted	$0.39	$0.46	$1.52	$1.59

Weighted Average Shares Outstanding (used for Calculating Adjusted Earnings per Share) – Diluted	60,383,186	60,450,848	60,421,978	60,406,676

Analysis of Results for Nine Months

The nine months ended March 4, 2017 and February 27, 2016 contained 40 and 39 weeks, respectively. The following table presents certain key highlights from the results of operations for the periods indicated.

(In millions, except per share data)	Three Months Ended			Nine Months Ended
	March 4, 2017	February 27, 2016	Percent Change	March 4, 2017	February 27, 2016	Percent Change
	(13 weeks)	(13 weeks)		(40 weeks)	(39 weeks)
Net sales	$524.9	$536.5	(2.2)%	$1,701.0	$1,682.3	1.1%
Cost of sales	329.4	328.7	0.2%	1,057.6	1,033.3	2.4%
Gross margin	195.5	207.8	(5.9)%	643.4	649.0	(0.9)%
Operating expenses	157.8	163.5	(3.5)%	498.7	494.1	0.9%
Restructuring expenses	2.7	—	n/a	3.7	—	n/a
Total operating expenses	160.5	163.5	(1.8)%	502.4	494.1	1.7%
Operating earnings	35.0	44.3	(21.0)%	141.0	154.9	(9.0)%
Other expenses, net	3.0	4.4	(31.8)%	10.4	12.3	(15.4)%
Earnings before income taxes and equity income	32.0	39.9	(19.8)%	130.6	142.6	(8.4)%
Income tax expense	9.5	11.9	(20.2)%	41.1	46.1	(10.8)%
Equity income from nonconsolidated affiliates, net of tax	—	0.2	n/a	1.1	0.4	175.0%
Net earnings	22.5	28.2	(20.2)%	90.6	96.9	(6.5)%
Net earnings attributable to noncontrolling interests	—	0.3	n/a	0.1	0.8	(87.5)%
Net earnings attributable to Herman Miller, Inc.	22.5	27.9	(19.4)%	90.5	96.1	(5.8)%

Earnings per share — diluted	0.37	0.46	(19.6)%	1.50	1.59	(5.7)%
Orders	543.2	508.8	6.8%	1,714.7	1,673.5	2.5%
Backlog	331.6	313.3	5.8%

The following table presents, for the periods indicated, select components of the company's Condensed Consolidated Statements of Comprehensive Income as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	March 4, 2017	February 27, 2016	March 4, 2017	February 27, 2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.8	61.3	62.2	61.4
Gross margin	37.2	38.7	37.8	38.6
Operating expenses	30.1	30.5	29.3	29.4
Restructuring expenses	0.5	—	0.2	—
Total operating expenses	30.6	30.5	29.5	29.4
Operating earnings	6.7	8.3	8.3	9.2
Other expenses, net	0.6	0.8	0.6	0.7
Earnings before income taxes and equity income	6.1	7.4	7.7	8.5
Income tax expense	1.8	2.2	2.4	2.7
Equity income from nonconsolidated affiliates, net of tax	—	—	0.1	—
Net earnings	4.3	5.3	5.3	5.8
Net earnings attributable to noncontrolling interests	—	0.1	—	—
Net earnings attributable to Herman Miller, Inc.	4.3	5.2	5.3	5.7

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

After many years of compiling and reporting member production data for the U.S. market, BIFMA is revising its data collection process in an attempt to better reflect contract furniture production throughout North America, including products manufactured in Canada and Mexico. The BIFMA data collection process has been changing from the fourth quarter of the company's 2016 fiscal year. Prior to the change, products manufactured in Canada or Mexico and shipped to the U.S. were excluded from BIFMA’s estimate of industry shipments and orders. The new methodology was designed to provide a better reflection of the market as a whole, especially given the rise in competition based in Canada and Mexico as well as sourcing moves by the company's existing competitors. Additionally, BIFMA is revising its product definitions to better fit products specifically designed for the Healthcare and Education end markets. The BIFMA statistics that are mentioned throughout this document are based on the revised method of compiling the industry data.

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

For the three month period ended March 4, 2017, the company's domestic United States shipments, as defined by BIFMA, decreased by 0.4 percent while the company's domestic orders increased by 10.6 percent year-over-year. BIFMA reported an estimated year-over-year increase in shipments of 2.3 percent and an increase in orders of 3.4 percent for the comparable period.

Performance versus the Consumer Furnishings Sector

We also monitor trade statistics reported by the U.S. Census Bureau, which reports monthly retail sales growth data across a number of retail categories, including Furniture and Home Furnishing Stores. This information provides a relative comparison to our Consumer segment, but is not intended to be an exact comparison. The average monthly year-over-year growth rate in sales for the Furniture and Home Furnishing Stores category for the three month period ended February 2017, was approximately 1.8 percent. By comparison, net sales in our Consumer segment increased by approximately 4.1 percent for the three months ended March 4, 2017.

Consolidated Sales

The following charts present graphically the primary drivers of the year-over-year change in net sales for the three and nine-months ended March 4, 2017. The amounts presented in the bar graphs are expressed in millions and have been rounded to eliminate decimals.

Consolidated net sales decreased $11.6 million or 2.2 percent for the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016. The following items led to the change:

•	Sales volumes within the North American segment increased by approximately $6 million, resulting from increased demand within the company's core contract furniture business unit in the third quarter.

•
The Consumer segment recorded an increase in sales volumes of approximately $3 million, which was due to increased sales improvements across several Consumer sales channels, including contract, e-commerce, studios and direct-mail catalogs.

•
The impact of the divestiture of the company's dealership in Australia in fiscal 2016 and Philadelphia in fiscal 2017 had the effect of reducing sales by $9.5 million in the current three month period as compared to the same period of the prior fiscal year.

•	Incremental price discounting decreased net sales in the third quarter of fiscal 2017 by approximately $9 million compared to the prior year.

*Non-GAAP measurements; see accompanying reconciliations and explanations.

Consolidated net sales increased $18.7 million or 1.1 percent in the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016. The following items led to the change:

•
The nine month period for fiscal 2017 had 40 weeks as compared to the same period of fiscal 2016, which had 39 weeks. The impact of this additional week increased net sales by approximately $37.0 million.

•	Increased sales volumes within the ELA segment of approximately $21 million, driven primarily by growth in Latin America and Asia, excluding the impact of the Australia dealer divestiture.

•
Increased sales volumes within the Consumer segment of approximately $12 million, which were due to enhanced sales improvements across all Consumer sales channels, including contract, e-commerce, wholesale business to other retailers, studios and direct-mail catalogs.

•	Sales volumes within the North American segment increased by approximately $8 million, resulting from increased demand within the company's Healthcare business unit.

•
The impact of the divestiture of the company's dealerships in Australia in fiscal 2016 and Philadelphia in fiscal 2017 had the effect of reducing sales by $23.2 million in the current nine month period as compared to the same period of the prior fiscal year.

•	Incremental price discounting decreased net sales in the current nine month period by approximately $28 million compared to the prior year.

Consolidated Gross Margin

Consolidated gross margin was 37.2 percent for the three month period ended March 4, 2017 as compared to 38.7 percent for the same quarter of the prior fiscal year. The following factors summarize the major drivers of the year-over-year change in gross margin percentage:

•	Incremental price discounting reduced the company's consolidated gross margin by approximately 100 basis points relative to the same period of last fiscal year.

•	Higher commodity costs in the current fiscal year drove an unfavorable year-over-year margin impact of approximately 40 basis points.

•
A decrease in employee incentive costs increased our consolidated gross margin by 60 basis points relative to the three-month comparative period of last fiscal year. The decrease reflects lower employee incentive costs that are variable based on the achievement of planned earnings levels for the fiscal year.

•	Unfavorable product mix within the company's West Michigan manufacturing facilities drove a 40 basis point decrease in consolidated gross margin as compared to the same period of last fiscal year.

•
Unfavorable material cost variances within the company's International business unit decreased consolidated gross margin by approximately 30 basis points as compared to the same period of last fiscal year.

Consolidated gross margin was 37.8 percent for the nine month period ended March 4, 2017 as compared to 38.6 percent for the same period of the prior year. The following factors summarize the major drivers of the year-over-year change in gross margin percentage:

•	Incremental price discounting reduced the company's consolidated gross margin by approximately 100 basis points relative to the same period of last fiscal year.

•
A decrease in employee incentive costs increased our consolidated gross margin by 50 basis points relative to the nine-month comparative period of last fiscal year. The decrease reflects lower employee incentive costs that are variable based on the achievement of planned earnings levels for the fiscal year.

•	Higher commodity costs in the current fiscal year drove an unfavorable year-over-year margin impact of approximately 30 basis points.

Operating Expenses and Operating Earnings

The following chart presents graphically the primary drivers of the year-over-year change in operating expenses for the three and nine-months ended March 4, 2017. The amounts presented in the bar graphs are expressed in millions and have been rounded to eliminate decimals.

Consolidated operating expenses decreased by $3.0 million or 1.8 percent in the third quarter of fiscal 2017, compared to the prior year period. The following factors contributed to the change:

•	Restructuring charges related to targeted workforce reductions increased operating expenses by $2.7 million in the third quarter of fiscal 2017.

•	Incremental costs related to the continued growth and expansion of DWR retail studios of approximately $2 million for the three month comparative period.

•	Depreciation expense increased by approximately $1 million as compared to the three month period of the prior year, which was driven primarily by investment in facilities.

•	The divestiture of the company's dealerships in Australia and Philadelphia in fiscal 2016 and 2017 resulted in a decrease in operating expenses of $3.2 million for the three month comparative period.

•
Employee incentive costs decreased by $4.7 million for the three month comparative period. The decrease reflects lower incentive compensation costs that are variable based on the achievement of planned earnings levels for the fiscal year.

•	The remainder of the change for the three month comparative period was driven mainly by company-wide cost savings initiatives and changes in foreign currency exchange rates.

Consolidated operating expenses increased by $8.3 million or 1.7 percent in the first nine months of fiscal 2017 compared to the prior year period. The following factors contributed to the change:

•	The impact of an extra week in fiscal 2017 increased operating expenses by approximately $9 million during the nine month period.

•
Marketing and selling expenses increased $5.8 million in the nine month period relative to the same period of last fiscal year. The increase resulted from new marketing initiatives as well as increases in selling capacity, during the comparative periods.

•	Restructuring charges related to targeted workforce reductions increased operating expenses by $3.7 million for the nine month period of fiscal 2017.

•	Incremental costs related to the continued growth and expansion of DWR retail studios of approximately $6 million for the nine month comparative period.

•
Increased cost within the company's DWR subsidiary of approximately $3 million for the nine month comparative period as a result of increased investment in information technology, infrastructure to support the contract channel and other business support functions.

•	The divestiture of the company's dealerships in Australia and Philadelphia in fiscal 2016 and 2017 resulted in a decrease in operating expenses of $6.2 million for the nine month comparative period.

•
Employee incentive costs decreased by $9.2 million for the nine month comparative period. The decrease reflects lower incentive compensation costs that are variable based on the achievement of planned earnings levels for the fiscal year.

•	The remainder of the change for the three month comparative period was driven mainly by company-wide cost savings initiatives and changes in foreign currency exchange rates.

Operating earnings for the three and nine month periods ended March 4, 2017 were $35.0 million or 6.7 percent of sales and $141.0 million or 8.3 percent of sales, respectively. This compares to $44.3 million or 8.3 percent of sales and $154.9 million or 9.2 percent of sales for the respective periods during last fiscal year.

Other Income/Expense and Income Taxes

During the three months ended March 4, 2017, net other expense was $3.0 million, a decrease of $1.4 million compared to the same period in the prior year. Net other expense of $10.4 million in the first nine months of fiscal 2017 decreased by $1.9 million compared to the same period in the prior year. The decrease in net other expenses in the third quarter and first nine months of fiscal 2017 as compared to prior year was primarily related to higher investment income associated with the company's deferred compensation plan.

The effective tax rate for the three month periods ended March 4, 2017 and February 27, 2016 was 29.8 percent. The effective tax rates for the nine month periods ended March 4, 2017 and February 27, 2016 were 31.5 percent and 32.3 percent, respectively. The company's United States federal statutory rate is 35 percent.

The decrease in the effective tax rate for the three and nine month periods ended March 4, 2017 was a result of an increase in the mix of earnings in tax jurisdictions that have rates lower than the United States statutory rate.

The effective tax rates for the three and nine month periods ended March 4, 2017 and February 27, 2016 were lower than the United States statutory rate due to the mix of earnings in taxing jurisdictions that have rates that are lower than the United States statutory rate along with the manufacturing deduction under the American Jobs Creation Act of 2004 (“AJCA”)  and the research and development tax credit under the Protecting Americans from Tax Hikes ("PATH") Act of 2015.

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

The charts below present the relative mix of net sales and operating earnings across the company's reportable segments during the three and nine month period ended March 4, 2017. This is followed by a discussion of the company's results, by reportable segment.

North American Furniture Solutions ("North America")

Three Months Ended March 4, 2017
Net sales totaled $309.8 million for the third quarter of fiscal 2017, a decrease of 0.9 percent from the third quarter of fiscal 2016. Orders totaled $332.8 million, an increase of 12.3 percent from the same period in the prior year. Operating earnings for the third quarter of fiscal 2017 were $27.9 million or 9.0 percent of sales as compared to $30.6 million or 9.8 percent of sales in the third quarter of fiscal 2016.

•
We believe that the price increase that was announced during the third quarter of fiscal 2017 caused approximately $20 million of orders that otherwise would have been entered in the fourth quarter, to be entered in the third quarter.

•	Sales volumes within the North American segment increased by approximately $6 million. This was driven by increased demand within the company's core contract furniture business unit.

•	Incremental price discounting in the current quarter decreased net sales by approximately $7 million.

•
The third quarter of fiscal 2016 included the results of operations for the company’s dealership in Philadelphia that was divested in the third quarter of fiscal 2017. Accordingly, the increase in sales volumes for the North American segment for the current three month period was partially offset by a $2.9 million decrease in net sales due to the divestiture. The sale of this dealership also decreased orders by $4.7 million year-over-year.

•	Commodity price increases and incremental discounting drove a decrease in margins and operating earnings.

•
Operating expenses within the North American segment were lower than the prior year primarily as a result of decreased employee incentive costs, the Philadelphia dealer divestiture and company-wide cost savings initiatives, offset by an increase in restructuring costs.

Nine Months Ended March 4, 2017
Net sales totaled $1,004.4 million for the first nine months of fiscal 2017, an increase of 0.6 percent from the same period of the prior year. Orders totaled $1,018.8 million, an increase of 4.2 percent from the same period in the prior year. Operating earnings for the first nine months of fiscal 2017 were $102.1 million or 10.2 percent of sales as compared to $112.8 million or 11.3 percent of sales in same period of the prior year.

•
We believe that the price increase that was announced during the third quarter of fiscal 2017 caused approximately $20 million of orders that otherwise would have been entered in the fourth quarter, to be entered in the third quarter.

•
The impact of the extra week increased net sales by an estimated $23 million and increased orders by $21 million in the first nine months of fiscal 2017 as compared to the same period in the prior year.

•	Incremental price discounting in the current nine month period decreased net sales by approximately $22 million.

•	Sales volumes within the North American segment increased by approximately $8 million, resulting from increased demand within the company's Healthcare business unit.

•	Commodity price increases and incremental discounting drove a decrease in margins and operating earnings.

•
Operating expenses within the North American segment were higher than the prior year primarily as a result of the impact of the extra week of operations and increased sales and marketing expenses, partially offset by decreased employee incentive costs, the Philadelphia dealer divestiture and company-wide cost savings initiatives

ELA Furniture Solutions ("ELA")

Three Months Ended March 4, 2017
Net sales totaled $88.0 million for the third quarter of fiscal 2017, a decrease of 11.0 percent from the third quarter of fiscal 2016. Orders totaled $85.5 million, a decrease of 9.5 percent from the same period in the prior year. Operating earnings for the third quarter of fiscal 2017 were $5.2 million or 5.9 percent of sales as compared to $6.8 million or 6.9 percent of sales in the third quarter of fiscal 2016.

•
The third quarter of fiscal 2016 included the results of the company’s dealership in Australia that was divested in the fourth quarter of fiscal 2016. Accordingly, sales volumes for the ELA segment decreased by $6.6 million due to the divestiture. The divestiture also decreased orders by $5.5 million year-over-year.

•	Foreign currency translation decreased net sales by approximately $3.6 million relative to the same quarter a year ago.

•
A year-over-year decrease in operating expenses was driven by reductions in bad debt expense, warranty expense, employee incentive costs, foreign currency translation and the divestiture of the company’s dealership in Australia.

Nine Months Ended March 4, 2017
Net sales totaled $292.9 million for the first nine months of fiscal 2017, a decrease of 3.0 percent from the same period of the prior year. Orders totaled $295.0 million, a decrease of 6.5 percent from the same period in the prior year. Operating earnings for the first nine months of fiscal 2017 were $23.2 million or 7.9 percent of sales as compared to $20.7 million or 6.9 percent of sales in same period of the prior year.

•	Sales volumes within the ELA segment increased approximately $21 million. This was driven by growth in Latin America and Asia, excluding the impact of the Australia dealer divestiture.

•
The comparative nine month period of fiscal 2016 included the results of the company’s dealership in Australia that was divested in the fourth quarter of fiscal 2016. Accordingly, sales volumes for the ELA segment decreased by $20.3 million due to the divestiture. The divestiture also decreased orders by $28.2 million year-over-year.

•	Foreign currency translation decreased net sales by approximately $11 million relative to the same quarter a year ago.

•	The impact of the extra week increased net sales by approximately $6 million in the first nine months of fiscal 2017 as compared to the same period in the prior year.

•
A broad-based decrease in operating expenses was driven by reductions in bad debt expense, employee incentive costs, foreign currency translation and the divestiture of the company’s dealership in Australia.

Specialty

Three Months Ended March 4, 2017
Net sales totaled $54.0 million for the third quarter of fiscal 2017, a decrease of 1.3 percent from the third quarter of fiscal 2016. Orders totaled $51.8 million, a decrease of 3.2 percent from the same period in the prior year. Operating earnings for the third quarter of fiscal 2017 were $2.5 million or 4.6 percent of sales as compared to $3.4 million or 6.2 percent of sales in the third quarter of fiscal 2016.

•
We believe that the price increase that was announced during the third quarter of fiscal 2017 caused approximately $1 million of orders that otherwise would have been entered in the fourth quarter, to be entered in the third quarter.

•	Lower sales volumes within The Herman Miller Collection, which was driven by the timing of shipments, was partially offset by increased shipments within the company’s Geiger and Maharam subsidiaries.

•	Operating earnings in the third quarter included $0.5 million of restructuring expenses.

Nine Months Ended March 4, 2017
Net sales totaled $175.6 million for the first nine months of fiscal 2017, an increase of 3.2 percent from the same period of the prior year. Orders totaled $173.4 million, an increase of 0.1 percent from the same period in the prior year. Operating earnings for the first nine months of fiscal 2017 were $13.6 million or 7.7 percent of sales as compared to $11.9 million or 7.0 percent of sales in same period of the prior year.

•
We believe that the price increase that was announced during the third quarter of fiscal 2017 caused approximately $1 million of orders that otherwise would have been entered in the fourth quarter, to be entered in the third quarter.

•	The impact of the extra week increased net sales by approximately $3 million in the first nine months of fiscal 2017 as compared to the same period in the prior year.

•	Sales volumes within the Specialty segment increased by approximately $2.8 million, driven by the three businesses within the segment; Geiger, Maharam and The Herman Miller Collection.

•
Improved direct labor costs related to production volume leverage and lower benefits costs resulted in increased operating earnings in the first nine months of fiscal 2017, as compared to the same period in the prior year.

Consumer

Three Months Ended March 4, 2017
Net sales totaled $73.1 million for the third quarter of fiscal 2017, an increase of 4.1 percent from the third quarter of fiscal 2016. Orders of $73.1 million increased 13.3 percent from the same period in the prior year. Operating loss for the third quarter of fiscal 2017 was $0.2 million or (0.3) percent of sales as compared to Operating earnings of $2.8 million or 4.0 percent of sales in the third quarter of fiscal 2016.

•	An increase in sales volumes of approximately $2.8 million was due to improvements across several Consumer sales channels, including studios, contract, e-commerce and direct-mail catalogs.

•	Incremental pre-opening costs related to non-comparable studios had a negative impact on operating earnings of approximately $2 million compared to the same quarter last fiscal year.

•
The business has also made incremental investments in the infrastructure needed to support future growth in the consumer contract channel, which also contributed to the year-over-year reduction in operating earnings within this segment.

Nine Months Ended March 4, 2017
Net sales totaled $228.1 million for the first nine months of fiscal 2017, an increase of 8.1 percent from the same period of the prior year. Orders of $227.5 million increased 9.6 percent from the same period in the prior year. Operating earnings for the first nine months of fiscal 2017 were $2.4 million or 1.1 percent of sales as compared to $9.3 million or 4.4 percent of sales in the third quarter of fiscal 2016.

•	Increased sales volumes of approximately $12.3 million were due to improvements across several Consumer sales channels, including studios, e-commerce and direct-mail catalogs.

•	The impact of the extra week increased net sales by $4.7 million in the first nine months of fiscal 2017 as compared to the same period in the prior year.

•
Operating expenses within the Consumer segment were higher than the prior year primarily as a result of increased investments in marketing expenses, including those supporting the segments direct-to-consumer catalog and contract channels, and higher employee incentive costs.

•	Incremental pre-opening costs related to non-comparable studios had a negative impact on operating earnings of approximately $6 million compared to the same quarter last fiscal year.

Financial Condition, Liquidity and Capital Resources

The table below presents certain key cash flow and capital highlights for the periods indicated.

(In millions)	Nine Months Ended
	March 4, 2017	February 27, 2016
	(40 weeks)	(39 weeks)
Cash and cash equivalents, end of period	$78.4	$55.3
Marketable securities, end of period	8.0	7.3
Cash provided by operating activities	122.1	125.9
Cash used in investing activities	(99.0)	(58.0)
Cash used in financing activities	(29.6)	(76.6)
Capital expenditures	(70.5)	(55.2)
Stock repurchased and retired	(17.2)	(8.7)
Common stock issued	7.6	6.7
Dividends paid	(29.2)	(26.0)
Interest-bearing debt, end of period	234.5	240.2
Available unsecured credit facility, end of period (1)	$357.1	$200.8
(1) Amounts shown are net of outstanding letters of credit of $8.3 million and $8.8 million as of March 4, 2017 and February 27, 2016, respectively, which are applied against availability under the company's unsecured credit facility.

Cash Flows - Operating Activities

Nine Month Period Ended March 4, 2017
Cash generated from operating activities was $122.1 million for the nine month period ended March 4, 2017, as compared to $125.9 million in the same period of the prior year. During the current nine month period, changes in working capital balances drove a use of cash totaling $31.6 million. The main factors driving this use of cash were an increase in inventory of $27.5 million and a decrease in accrued compensation and benefits of $19.6 million. Inventory increased due mainly to the Consumer segment related to new product introductions, as well as the seasonal build of inventory in the third quarter in to fulfill demand from planned promotional events in the fourth quarter. Accrued compensation and benefits decreased due to the annual payout of the prior year accrued bonus and profit sharing and due to lower employee incentive cost accruals as compared to the prior year. These factors more than offset drivers within working capital that increased cash, including a decrease in accounts and notes receivable of $36.2 million.

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

Cash Flows - Investing Activities

Investing activities in the first nine months of fiscal 2017 resulted in a net cash outflow of $99.0 million as compared to a net cash outflow of $58.0 million in the same period of the prior year. The largest contributor to the change in cash used in investing activities was the repayment of loans against the cash surrender value of life insurance policies in the amount of $15.3 million. The cash surrender value of the company-owned life insurance policies and the loans were previously recorded net within "Other noncurrent assets" within the Condensed Consolidated Balance Sheets. Additionally, equity investments in noncontrolled entities resulted in a cash outlay of $13.3 million during the first nine months of fiscal 2017.

The company had cash outflows for the purchase of $70.5 million of capital assets in the first nine months of fiscal 2017 as compared to $55.2 million during the first nine months of the prior year. The increase in capital expenditures as compared to the prior year was driven mainly by spend related to the company's New York City flagship showroom, office and retail studio as well as several new DWR studios. At the end of the third quarter of fiscal 2017, there were outstanding commitments for capital purchases of $16.5 million compared to $19.0 million at the corresponding date in the prior year. The company expects full-year capital purchases to be between $85.0 million and $95.0 million, which will be primarily related to investments in the company's facilities and equipment. This compares to full-year capital spending of $85.1 million in fiscal 2016.

Cash Flows - Financing Activities

Cash outflows from financing activities were $29.6 million for the first nine months of fiscal 2017 compared to cash outflows of $76.6 million during the same period of the prior year. Cash inflows from net borrowings on our revolving line of credit were $12.6 million during the nine-month period of fiscal 2017. By comparison, cash outflows from net repayments were $49.7 million during the same period of fiscal 2016. Cash outflows for dividend payments were $29.2 million and $26.0 million for the nine month periods of fiscal 2017 and fiscal 2016, respectively. Cash paid for the repurchase of common stock was $17.2 million as compared to $8.7 million in the first nine months of fiscal 2017 and 2016, respectively. Cash inflows for stock issuances related to employee benefit programs were $7.6 million and $6.7 million during the nine month periods of fiscal 2017 and fiscal 2016, respectively.

Certain minority shareholders in a subsidiary have the right, at certain times, to require the company to acquire a portion of their ownership interest in those entities at fair value. During the nine months ended March 4, 2017, the company purchased $1.5 million of minority ownership shares as compared to zero in the same period last year. It is possible that within the next three years the company could be required to acquire the balance of this ownership interest. The fair value of this redeemable noncontrolling interest as of March 4, 2017 was $25.0 million and is included within "Redeemable noncontrolling interests" on the Consolidated Balance Sheets.

Sources of Liquidity

In addition to cash flows from operating activities, the company has access to liquidity through credit facilities, cash and cash equivalents, and short-term investments. These sources have been summarized below. For additional information, refer to Note 12 to the condensed consolidated financial statements.

(In millions)	March 4, 2017	February 27, 2016
Cash and cash equivalents	$78.4	$55.3
Marketable securities	8.0	7.3
Availability under syndicated revolving line of credit	$357.1	$200.8

At the end of the third quarter of fiscal 2017, the company had cash and cash equivalents of $78.4 million, including $74.1 million of cash and cash equivalents held outside the United States. In addition, the company had marketable securities of $8.0 million held by one of its international subsidiaries.

The subsidiary holding the company's marketable securities is taxed as a United States taxpayer at the company's election. Consequently, for tax purposes, all United States tax impacts for this subsidiary have been recorded. Additionally, the company has $9.6 million of cash held outside of the United States for which United States taxes have been recorded. The company's intent is to permanently reinvest the remainder of the cash outside of the United States. The company's plans do not indicate a need to repatriate these balances to fund United States operations during fiscal 2017.

The company believes cash on hand, cash generated from operations, and borrowing capacity will provide adequate liquidity to fund near term and foreseeable future business operations, capital needs, future dividends and share repurchases, subject to financing availability in the marketplace.

Contractual Obligations

Contractual obligations associated with ongoing business and financing activities will require cash payments in future periods. A table summarizing the amounts and estimated timing of these future cash payments as of May 28, 2016 was provided in the company's annual report on Form 10-K for the year ended May 28, 2016. There has been no material change in such obligations since that date.

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

Variable Interest Entities

On occasion, the company provides financial support to certain independent dealers in the form of term loans, lines of credit, and/or loan guarantees that may represent variable interests in such entities. As of March 4, 2017, the company was not considered to be the primary beneficiary of any such dealer relationships under FASB ASC Topic 810, Consolidation. Accordingly, the company is not required to consolidate the financial statements of any of these entities as of March 4, 2017.

Contingencies

See Note 12 to the condensed consolidated financial statements.

Critical Accounting Policies

The company strives to report financial results clearly and understandably. The company follows accounting principles generally accepted in the United States in preparing its consolidated financial statements, which require certain estimates and judgments that affect the financial position and results of operations for the company. The company continually reviews the accounting policies and financial information disclosures. A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the company's annual report on Form 10-K for the year ended May 28, 2016. During the first nine months of fiscal 2017, there were no material changes in the accounting policies and assumptions previously disclosed.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The information concerning quantitative and qualitative disclosures about market risk contained in the company’s Annual Report on Form 10-K for its fiscal year ended May 28, 2016 has not changed significantly. The nature of market risks from interest rates and commodity prices has not changed materially during the first nine months of fiscal 2017.

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

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the company's Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 4, 2017, and the company's Chief Executive Officer and Chief Financial officer have concluded that, as of that date, the company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended March 4, 2017, that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

Part II - Other Information

Item 1: Legal Proceedings

Referred to in Note 12 of the condensed consolidated financial statements.

Item 1A: Risk Factors

There have been no material changes in the company's risk factors from those set forth in the company's Annual Report on Form 10-K for the year ended May 28, 2016.

Item 2:     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following is a summary of share repurchase activity during the quarter ended March 4, 2017.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (in millions)
12/4/16 - 12/31/16	1,316	$35.75	1,316	$120,188,858
1/1/17 - 1/31/17	76,112	$31.39	76,112	$117,799,819
2/1/17 - 3/4/17	84,700	$31.13	84,700	$115,162,898
Total	162,128		162,128

No repurchase plans expired or were terminated during the third quarter of fiscal 2017, nor do any plans exist under which the company does not intend to make further purchases. The Board has the authority to terminate any further repurchases.

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

HERMAN MILLER, INC.

April 12, 2017	/s/ Brian C. Walker
Brian C. Walker
Chief Executive Officer
(Duly Authorized Signatory for Registrant)

April 12, 2017	/s/ Jeffrey M. Stutz
Jeffrey M. Stutz
Chief Financial Officer
(Duly Authorized Signatory for Registrant)