Form 10-K
period 2017-06-03
MILLER HERMAN INC
filed 2017-08-01
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[__]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended June 3, 2017	Commission File No. 001-15141
Herman Miller, Inc.
(Exact name of registrant as specified in its charter)

Michigan	38-0837640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

855 East Main Avenue
PO Box 302
Zeeland, Michigan	49464-0302
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (616) 654 3000
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $.20 Par Value (Title of Class)

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

Yes [ X ] No [__]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [ X ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” "accelerated filer," "smaller reporting company," and “emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ X ]    Accelerated filer [__]   Non-accelerated filer [__]    Smaller reporting company [__] Emerging growth company [__]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act                 [__]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [__] No [ X ]
The aggregate market value of the voting stock held by “nonaffiliates” of the registrant (for this purpose only, the affiliates of the registrant have been assumed to be the executive officers and directors of the registrant and their associates) as of December 3, 2016, was $1,932,194,648 (based on $32.65 per share which was the closing sale price as reported by NASDAQ).
The number of shares outstanding of the registrant's common stock, as of July 27, 2017: Common stock, $.20 par value - 59,848,326 shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on October 9, 2017, are incorporated into Part III of this report.

This page intentionally left blank.

Herman Miller, Inc. Form 10-K

PART I

Item 1 Business

General Development of Business
Herman Miller's mission statement is Inspiring Designs to Help People Do Great Things. To this end, the company researches, designs, manufactures, and distributes interior furnishings for use in various environments including office, healthcare, educational, and residential settings and provides related services that support organizations and individuals all over the world. Through research, the company seeks to understand, define and clarify customer needs and problems existing in its markets and to design products, systems and services that serve as innovative solutions to such needs and problems. The company's products are sold primarily through the following channels: Owned and independent contract furniture dealers, direct customer sales, owned and independent retailers, direct-mail catalogs, and the company's online stores.

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
Financial Information about Segments
Information relating to segments is provided in Note 13 to the Consolidated Financial Statements included in Item 8 of this report.
Narrative Description of Business
The company's principal business consists of the research, design, manufacture, selling and distribution of office furniture systems, seating products, other freestanding furniture elements, textiles, home furnishings and related services. Most of these systems and products are designed to be used together.

The company's ingenuity and design excellence create award-winning products and services, which have made us a leader in design and development of furniture, furniture systems, textiles and technology solutions. This leadership is exemplified by the innovative concepts introduced by the company in its modular systems (including Canvas Office Landscape®, Locale®, Public Office Landscape®, Layout Studio®, Action Office®, Ethospace®, Arras® and Resolve®). The company also offers a broad array of seating (including Embody®, Aeron®, Mirra2™, Setu®, Sayl®, Verus®, Celle®, Equa®, Taper™ and Ergon® office chairs), storage (including Meridian® and Tu® products), wood casegoods (including Geiger® products), freestanding furniture products (including Abak™, Intent®, Sense™ and Envelop®), healthcare products (including Palisade™, Compass™, Nala®, Ava® and other Nemschoff® products), the Thrive portfolio of ergonomic solutions and the textiles of Maharam Fabric Corporation (Maharam). The Live OSSM system of cloud-connected furnishings, applications and dashboards provides a data analytics solution for the company's customers.

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

The company's products are marketed worldwide by its own sales staff, independent dealers and retailers, its owned dealer network, via its e-commerce website and through its owned Design Within Reach ("DWR") retail studios. Salespeople work with dealers, the architecture and design community, and directly with end-users. Independent dealerships concentrate on the sale of Herman Miller products and some complementary product lines of other manufacturers. It is estimated that approximately 63 percent of the company's sales in the fiscal year ended June 3, 2017, were made to or through independent dealers. The remaining sales were made directly to end-users, including federal, state and local governments and several business organizations by the company's own sales staff, its owned dealer network, its DWR retail studios or independent dealers and retailers.

The company is a recognized leader within its industry for the use, development and integration of customer-centered technologies that enhance the reliability, speed and efficiency of our customers' operations. This includes proprietary sales tools, interior design and product specification software; order entry and manufacturing scheduling and production systems; and direct connectivity to the company's suppliers.

The company's furniture systems, seating, freestanding furniture, storage, casegood and textile products, and related services are used in (1) institutional environments including offices and related conference, lobby, and lounge areas and general public areas including transportation terminals; (2) health/science environments including hospitals, clinics and other healthcare facilities; (3) industrial and educational settings; and (4) residential and other environments.

3 2017 Annual Report

Raw Materials
The company's manufacturing materials are available from a significant number of sources within the United States, Canada, Europe and Asia. To date, the company has not experienced any difficulties in obtaining its raw materials. The costs of certain direct materials used in the company's manufacturing and assembly operations are sensitive to shifts in commodity market prices. In particular, the costs of steel, plastic, aluminum components and particleboard are sensitive to the market prices of commodities such as raw steel, aluminum, crude oil, lumber and resins. Increases in the market prices for these commodities can have an adverse impact on the company's profitability. Further information regarding the impact of direct material costs on the company's financial results is provided in Management's Discussion and Analysis in Item 7 of this report, "Management's Discussion and Analysis of Financial Condition and Results of Operations”.

Patents, Trademarks, Licenses, Etc.
The company has active utility and design patents in the United States. Many of the inventions covered by these patents also have been patented in a number of foreign countries. Various trademarks, including the name and stylized “Herman Miller” and the “Herman Miller Circled Symbolic M” trademark are registered in the United States and many foreign countries. The company does not believe that any material part of its business depends on the continued availability of any one or all of its patents or trademarks, or that its business would be materially adversely affected by the loss of any such marks, except for the following trademarks: Herman Miller®, Herman Miller Circled Symbolic M®, Maharam®, Geiger®, Design Within Reach®, DWR®, Nemschoff®, Action Office®, Living Office®, Ethospace®, Aeron®, Mirra®, Embody®, Setu®, Sayl®, Eames®, PostureFit®, Meridian®, and Canvas Office Landscape®. It is estimated that the average remaining life of the company's patents and trademarks is approximately 6 years.

Working Capital Practices
Information concerning the company's inventory levels relative to its sales volume can be found under the Executive Overview section in Item 7 of this report “Management's Discussion and Analysis of Financial Condition and Results of Operations”. Beyond this discussion, the company does not believe that it or the industry in general has any special practices or special conditions affecting working capital items that are significant for understanding the company's business.

Customer Base
The company estimates that no single dealer accounted for more than 5 percent of the company's net sales in the fiscal year ended June 3, 2017. The company estimates that the largest single end-user customer accounted for $102 million, $88 million and $97 million of the company's net sales in fiscal 2017, 2016, and 2015, respectively. This represents approximately 5 percent, 4 percent and 5 percent of the company's net sales in fiscal 2017, 2016 and 2015, respectively. The company's 10 largest customers in the aggregate accounted for approximately 18 percent, 18 percent, and 20 percent of net sales in fiscal 2017, 2016, and 2015, respectively.

Backlog of Unfilled Orders
As of June 3, 2017, the company's backlog of unfilled orders was $322.6 million. At May 28, 2016, the company's backlog totaled $323.5 million. The backlog as of the end of fiscal 2017 was lower as compared to the ending backlog as of the end of fiscal 2016 due in part to the sale of an owned dealer in Philadelphia, which resulted in a decrease in backlog of $11.6 million. It is expected that substantially all the orders forming the backlog at June 3, 2017, will be filled during the next fiscal year. Many orders received by the company are reflected in the backlog for only a short period while other orders specify delayed shipments and are carried in the backlog for up to one year. Accordingly, the amount of the backlog at any particular time does not necessarily indicate the level of net sales for a particular succeeding period.

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

Competition
All aspects of the company's business are highly competitive. From an office furniture perspective, the company competes largely on design, product and service quality, speed of delivery and product pricing. Although the company is one of the largest office furniture manufacturers in the world, it competes with manufacturers that have significant resources and sales as well as many smaller companies. The company's most significant competitors are Haworth, HNI Corporation, Kimball International, Knoll and Steelcase.

The company also competes in the home furnishings industry, primarily against regional and national independent home furnishings retailers who market high-craft furniture to the interior design community. Similar to our office furniture product offerings, the company competes primarily on design, product and service quality, speed of delivery and product pricing in this consumer market.

Herman Miller, Inc. and Subsidiaries 4

Research, Design and Development
The company believes it draws great competitive strength from its research, design and development programs. Accordingly, the company believes that its research and design activities are of significant importance. Through research, the company seeks to understand, define and clarify customer needs and problems they are trying to solve. The company designs innovative products and services that address customer needs and solve their problems. The company uses both internal and independent research resources and independent design resources. Exclusive of royalty payments, the company spent approximately $58.6 million, $62.4 million and $56.7 million on research and development activities in fiscal 2017, 2016 and 2015, respectively. Generally, royalties are paid to designers of the company's products as the products are sold and are included in the Design and Research line item within the Consolidated Statements of Comprehensive Income.

Environmental Matters
For over 50 years, respecting the environment has been more than good business practice for us - it is the right thing to do. Our 10-year sustainability strategy - Earthright - begins with three principles: positive transparency, products as living things, and becoming greener together. Our goals are focused around the smart use of resources, eco-inspired design, and becoming community driven. Based on current facts known to management, the company does not believe that existing environmental laws and regulations have had or will have any material effect upon the capital expenditures, earnings or competitive position of the company. However, there can be no assurance that environmental legislation and technology in this area will not result in or require material capital expenditures or additional costs to our manufacturing process.

Human Resources
The company considers its employees to be another of its major competitive strengths. The company stresses individual employee participation and incentives, believing that this emphasis has helped attract and retain a competent and motivated workforce. The company's human resources group provides employee recruitment, education and development, as well as compensation planning and counseling. Additionally, there have been no work stoppages or labor disputes in the company's history. As of June 3, 2017, approximately 15 percent of the company's employees are covered by collective bargaining agreements, most of whom are employees of its Nemschoff, Herman Miller Ningbo and Herman Miller Dongguan subsidiaries.

As of June 3, 2017, the company had 7,478 employees, representing a 2 percent decrease as compared with May 28, 2016. In addition to its employee workforce, the company uses temporary labor to meet uneven demand in its manufacturing operations.

Information about International Operations
The company's sales in international markets are made primarily to office/institutional customers. Foreign sales consist mostly of office furniture products such as Aeron®, Mirra®, Sayl®, Setu®, Layout Studio®, other seating and storage products (including POSH products) and ergonomic accessories Colebrook, Bosson and Saunders. The company conducts business in the following major international markets: Canada, Europe, the Middle East, Africa, Latin America, and the Asia/Pacific region.

The company's products currently sold in international markets are manufactured by wholly owned subsidiaries in the United States, the United Kingdom, China and India. Sales are made through wholly owned subsidiaries or branches in Canada, France, Germany, Italy, Japan, Mexico, Australia, Singapore, China (including Hong Kong), India, Brazil and the Netherlands. The company's products are offered in Europe, the Middle East, Africa, Latin America and the Asia/Pacific region through dealers.

Additional information with respect to operations by geographic area appears in Note 13 of the Consolidated Financial Statements included in Item 8 of this report. Fluctuating exchange rates and factors beyond the control of the company, such as tariff and foreign economic policies, may affect future results of international operations. Refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, for further discussion regarding the company's foreign exchange risk.

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

5 2017 Annual Report

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
We have established a growth strategy for the business based on a changing and evolving world. Through this strategy we are focused on taking advantage of the changing composition of the office floor plate, the greater desire for customization from our customers, new technologies and trends towards urbanization.

To that end, we intend to grow in certain targeted ways. First, we will scale the Consumer business by continuing to transform the DWR retail studio footprint, which will be complemented by a continued focus on improving margins through the development of exclusive product designs and leveraging additional sales in our contract, catalog and digital channels. Second, we will elevate our research-based Living Office framework to the next level by accelerating its evolution, through adding new products and technology solutions, as well as performing research that quantifies the positive impact to organizations from applying these concepts. Third, we intend to leverage the dealer eco-system through a focused selling effort with enhanced digital platforms that will make it easier for our contract customers and dealer partners to find, specify and order products from any brand within the company. Fourth, we will implement cost savings initiatives aimed at achieving between $25 million and $35 million in gross annual cost reductions by fiscal 2020. Finally, we will continue to deliver innovation. With the alignment of creative direction and new product commercialization under common leadership, we will further reduce our time to market and ensure design and development at Herman Miller responds to our customers most critical needs through a robust pipeline of new products and solutions.

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
Customer demand within the contract office furniture industry is affected by various macro-economic factors; general corporate profitability, white-collar employment levels, new office construction rates, and existing office vacancy rates are among the most influential factors. History has shown that declines in these measures can have an adverse effect on overall office furniture demand. We are subject to income taxes in the U.S. (federal and state) and numerous foreign jurisdictions. The U.S., the European Union and a number of other countries are actively pursuing changes to fiscal and tax policies. Such tax reforms, if enacted, could have a material effect on our business, operating results or financial position. Additionally, factors and changes specific to our industry, such as developments in technology, governmental standards and regulations, and health and safety issues can influence demand. There are current and future economic and industry conditions that could adversely affect our business, operating results, or financial condition.

Other macroeconomic developments, such as the United Kingdom referendum on European Union membership (commonly known as Brexit), the debt crisis in certain countries in the European Union, and the economic slow down in oil producing regions such as the Middle East could negatively affect the company's ability to conduct business in those geographies. The current political and economic uncertainty in the United Kingdom surrounding European Union membership and ongoing debt pressures in certain European countries could cause the value of the British Pound and/or the Euro to further deteriorate, reducing the purchasing power of customers in these regions and potentially undermining

Herman Miller, Inc. and Subsidiaries 6

the financial health of the company's suppliers and customers in other parts of the world. Financial difficulties experienced by the company's suppliers and customers, including distributors, could result in product delays and inventory issues; risks to accounts receivable could result in delays in collection and greater bad debt expense.

The markets in which we operate are highly competitive and we may not be successful in winning new business.
We are one of several companies competing for new business within the furniture industry. Many of our competitors offer similar categories of products, including office seating, systems and freestanding office furniture, casegoods, storage as well as residential, education and healthcare furniture solutions. Although we believe that our innovative product design, functionality, quality, depth of knowledge, and strong network of distribution partners differentiate us in the marketplace, increased market pricing pressure could make it difficult for us to win new business with certain customers and within certain market segments at acceptable profit margins.

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
We have significant manufacturing and sales operations in the United Kingdom, which represents our largest marketplace outside the United States. We also have manufacturing operations in China and India. Additionally, our products are sold internationally through wholly-owned subsidiaries or branches in various countries including Canada, Mexico, Brazil, France, Germany, Italy, Netherlands, Japan, Australia, Singapore, China, Hong Kong and India. In certain other regions of the world, our products are offered primarily through independent dealerships.

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

We are Subject to Risks and Costs Associated with Protecting the Integrity and Security of Our Systems and Confidential Information.
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

7 2017 Annual Report

A security breach includes a third party wrongfully gaining unauthorized access to our systems for the purpose of misappropriating assets or sensitive information, loading corrupting data, or causing operational disruption. These actions may lead to a significant disruption of the company’s IT systems and/or cause the loss of business and business information resulting in an adverse business impact, including: (1) an adverse impact on future financial results due to theft, destruction, loss misappropriation, or release of confidential data or intellectual property; (2) operational or business delays resulting from the disruption of IT systems, and subsequent clean-up and mitigation activities; and (3) negative publicity resulting in reputation or brand damage with customers, partners or industry peers.

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

A sustained downturn in the economy could adversely impact our access to capital.
The disruptions in the global economic and financial markets of the last decade adversely impacted the broader financial and credit markets, at times reducing the availability of debt and equity capital for the market as a whole. Conditions such as these could re-emerge in the future. Accordingly, our ability to access the capital markets could be restricted at a time when we would like, or need, to access those markets, which could have an impact on our flexibility to react to changing economic and business conditions. The resulting lack of available credit, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition, results of operations, our ability to take advantage of market opportunities and our ability to obtain and manage our liquidity. In addition, the cost of debt financing and the proceeds of equity financing may be materially and adversely impacted by these market conditions. The extent of any impact would depend on several factors, including our operating cash flows, the duration of tight credit conditions and volatile equity markets, our credit capacity, the cost of financing, and other general economic and business conditions. Our credit agreements contain performance covenants, such as a limit on the ratio of debt to earnings before interest, taxes, depreciation and amortization, and limits on subsidiary debt and incurrence of liens. Although we believe none of these covenants is currently restrictive to our operations, our ability to meet the financial covenants can be affected by events beyond our control.

Disruptions in the supply of raw and component materials could adversely affect our manufacturing and assembly operations.
We rely on outside suppliers to provide on-time shipments of the various raw materials and component parts used in our manufacturing and assembly processes. The timeliness of these deliveries is critical to our ability to meet customer demand. Any disruptions in this flow of delivery may have a negative impact on our business, results of operations, and financial condition.

Increases in the market prices of manufacturing materials may negatively affect our profitability.
The costs of certain manufacturing materials used in our operations are sensitive to shifts in commodity market prices. In particular, the costs of steel, plastic, aluminum components, and particleboard are sensitive to the market prices of commodities such as raw steel, aluminum, crude oil, lumber, and resins. Increases in the market prices of these commodities, such as what we experienced throughout fiscal 2017 for steel, may have an adverse impact on our profitability if we are unable to offset them with strategic sourcing, continuous improvement initiatives or increased prices to our customers.

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

Herman Miller, Inc. and Subsidiaries 8

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
Approximately 55 percent of the sales within our Consumer segment are transacted within our DWR retail studios. Additionally, we believe our retail studios have a direct influence on the volume of business transacted through other channels, including our consumer e-commerce and direct-mail catalog platforms, as many customers utilize these physical spaces to view and experience products prior to placing an order online or through the catalog call center. Our ability to open additional studios or close existing studios successfully will depend upon a number of factors beyond our control, including:

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

Item 1B Unresolved Staff Comments

None

9 2017 Annual Report

Item 2 Properties

The company owns or leases facilities located throughout the United States and several foreign countries. The location, square footage and use of the most significant facilities at June 3, 2017 were as follows:

Owned Locations	Square Footage	Use
Zeeland, Michigan	750,800	Manufacturing, Warehouse, Office
Spring Lake, Michigan	582,700	Manufacturing, Warehouse, Office
Holland, Michigan	357,400	Warehouse
Holland, Michigan	293,100	Manufacturing, Office
Holland, Michigan	238,200	Office, Design
Dongguan, China	431,600	Manufacturing, Office
Sheboygan, Wisconsin	207,700	Manufacturing, Warehouse, Office
Melksham, United Kingdom	170,000	Manufacturing, Warehouse, Office
Hildebran, North Carolina	93,000	Manufacturing, Office

Leased Locations	Square Footage	Use
Hebron, Kentucky	316,800	Warehouse
Atlanta, Georgia	180,200	Manufacturing, Warehouse, Office
Bangalore, India	104,800	Manufacturing, Warehouse
Ningbo, China	185,100	Manufacturing, Warehouse, Office
Yaphank, New York	92,000	Warehouse, Office
New York City, New York	59,000	Office, Retail
Hong Kong, China	54,400	Warehouse
Brooklyn, New York	39,400	Warehouse, Retail
Stamford, Connecticut	35,300	Office, Retail

As of June 3, 2017, the company leased 31 DWR retail studios, including the Herman Miller Flagship store in New York that totaled approximately 320,000 square feet of selling space. The company also maintains administrative and sales offices and showrooms in various other locations throughout North America, Europe, Asia/Pacific and Latin America. The company considers its existing facilities to be in good condition and adequate for its design, production, distribution, and selling requirements.

Herman Miller, Inc. and Subsidiaries 10

Item 3 Legal Proceedings

The company is involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the company’s consolidated operations, cash flows and financial condition.

Additional Item: Executive Officers of the Registrant

Certain information relating to Executive Officers of the company as of June 3, 2017 is as follows.

Name	Age	Year Elected an Executive Officer	Position with the Company
Brian C. Walker	55	1996	President and Chief Executive Officer
Andrew J. Lock	63	2003	President, Herman Miller International
Gregory J. Bylsma	52	2009	President, North America Contract
Steven C. Gane	62	2009	President, Specialty Brands
Jeffrey M. Stutz	46	2009	Executive Vice President, Chief Financial Officer
B. Ben Watson	52	2010	Chief Creative Officer
Michael F. Ramirez	52	2011	Executive Vice President, People, Places & Administration
H. Timothy Lopez	46	2014	Senior Vice President of Legal Services, General Counsel and Secretary
John McPhee	54	2015	President, Herman Miller Consumer
John Edelman	50	2015	Chief Executive Officer, Herman Miller Consumer
Kevin Veltman	42	2015	Vice President, Investor Relations & Treasurer
Jeremy Hocking	56	2017	Executive Vice President, Strategy and Business Development

Except as discussed below, each of the named officers has served the company in an executive capacity for more than five years.

Mr. Edelman joined Herman Miller, Inc. in 2015 subsequent to the company's acquisition of DWR. Prior to joining DWR as President and Chief Executive Officer in 2010, he served as President and CEO of Edelman Leather and Sam & Libby, Inc., where he was responsible for its U.S. business.

Mr. McPhee joined Herman Miller, Inc. in 2015 subsequent to the company's acquisition of DWR. Prior to that, he served in various roles at DWR including Chief Operating Officer and President from 2010. Mr. McPhee previously held senior management positions with Edelman Leather, Candie's, Inc. and Sam & Libby, Inc.

Mr. Veltman joined Herman Miller in 2014 and serves as Vice President - Investor Relations and Treasurer. Prior to joining Herman Miller, he spent 8 years at BISSELL, Inc, most recently as Vice President - Finance.

Mr. Lopez joined Herman Miller in 2012 and serves as Senior Vice President of Legal Services, General Counsel and Secretary.

There are no family relationships between or among the above-named executive officers. There are no arrangements or understandings between any of the above-named officers pursuant to which any of them was named an officer.

Item 4 Mine Safety Disclosures - Not applicable

11 2017 Annual Report

PART II

Item 5 Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Share Price, Earnings, and Dividends Summary
Herman Miller, Inc. common stock is traded on the NASDAQ-Global Select Market System (Symbol: MLHR). As of July 27, 2017, there were approximately 19,500 record holders, including individual participants in security position listings, of the company's common stock.

The high, low and closing market prices of the company's common stock, dividends and diluted earnings per share for each quarterly period during the past two years were as follows:

Per Share and Unaudited	Market Price High (at close)	Market Price Low (at close)	Market Price Close	Earnings Per Share- Diluted	Dividends Declared Per Share
Year ended June 3, 2017:
First quarter	$36.46	$27.87	$35.94	$0.60	$0.1700
Second quarter	36.14	26.99	32.65	0.53	0.1700
Third quarter	36.45	29.75	30.45	0.37	0.1700
Fourth quarter	34.05	28.55	32.70	0.55	0.1700
Year	$36.46	$26.99	$32.70	$2.05	$0.6800
Year ended May 28, 2016:
First quarter	$30.50	$26.75	$26.99	$0.56	$0.1475
Second quarter	32.69	26.28	32.14	0.57	0.1475
Third quarter	32.11	22.92	26.29	0.46	0.1475
Fourth quarter	31.64	26.09	31.64	0.67	0.1475
Year	$32.69	$22.92	$31.64	$2.26	$0.5900

Dividends were declared and paid quarterly during fiscal 2017 and 2016 as approved by the Board of Directors. While it is anticipated that the company will continue to pay quarterly cash dividends, the amount and timing of such dividends is subject to the discretion of the Board depending on the company's future results of operations, financial condition, capital requirements and other relevant factors.

Issuer Purchases of Equity Securities
The following is a summary of share repurchase activity during the company's fourth fiscal quarter ended June 3, 2017.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share or Unit	(c) Total Number of Share (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares(or Units) that May Yet be Purchased Under the Plans or Programs (1)
3/5/17 - 4/1/17	—	—	—	$115,162,898
4/2/17 - 4/29/17	146,255	32.17	146,255	$110,457,467
4/30/17 - 6/3/17	58,697	33.04	58,697	$108,517,876
Total	204,952		204,952

(1) Amounts are as of the end of the period indicated

The company has a share repurchase plan authorized by the Board of Directors on September 28, 2007, which provided share repurchase authorization of $300,000,000 with no specified expiration date.

No repurchase plans expired or were terminated during the fourth quarter of fiscal 2017.

During the period covered by this report, the company did not sell any shares of common stock that were not registered under the Securities Act of 1933.

Herman Miller, Inc. and Subsidiaries 12

Stockholder Return Performance Graph
Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on the company's common stock with that of the cumulative total return of the Standard & Poor's 500 Stock Index and the NASD Non-Financial Index for the five-year period ended June 3, 2017. The graph assumes an investment of $100 on June 3, 2012 in the company's common stock, the Standard & Poor's 500 Stock Index and the NASD Non-Financial Index, with dividends reinvested.

	2012	2013	2014	2015	2016	2017
Herman Miller, Inc.	$100	$159	$180	$163	$189	$199
S&P 500 Index	$100	$128	$151	$165	$164	$191
NASD Non-Financial	$100	$128	$159	$192	$189	$240

Information required by this item is also contained in Item 12 of this report.

13 2017 Annual Report

Item 6 Selected Financial Data

Review of Operations
(In millions, except key ratios and per share data)	2017	2016	2015	2014	2013
Operating Results
Net sales	$2,278.2	$2,264.9	$2,142.2	$1,882.0	$1,774.9
Gross margin	864.2	874.2	791.4	631.0	605.2
Selling, general, and administrative (8)	600.3	585.6	556.6	590.8	430.4
Design and research	73.1	77.1	71.4	65.9	59.9
Operating earnings (loss)	190.8	211.5	163.4	(25.7)	114.9
Earnings (loss) before income taxes	177.6	196.6	145.2	(43.4)	97.2
Net earnings (loss)	124.1	137.5	98.1	(22.1)	68.2
Cash flow from operating activities	202.1	210.4	167.7	90.1	136.5
Cash flow used in investing activities	(116.3)	(80.8)	(213.6)	(48.2)	(209.7)
Cash flow (used in) provided by financing activities	(74.6)	(106.5)	6.8	(22.4)	(16.0)
Depreciation and amortization	58.9	53.0	49.8	42.4	37.5
Capital expenditures	87.3	85.1	63.6	40.8	50.2
Common stock repurchased plus cash dividends paid	63.2	49.0	37.0	43.0	22.7

Key Ratios
Sales growth	0.6%	5.7%	13.8%	6.0%	2.9%
Gross margin (1)	37.9	38.6	36.9	33.5	34.1
Selling, general, and administrative (1) (8)	26.3	25.9	26.0	31.4	24.3
Design and research (1)	3.2	3.4	3.3	3.5	3.4
Operating earnings (1)	8.4	9.3	7.6	(1.4)	6.5
Net earnings growth (decline)	(9.7)	40.2	543.9	(132.4)	(9.3)
After-tax return on net sales (4)	5.4	6.1	4.6	(1.2)	3.8
After-tax return on average assets (5)	9.8	11.3	9.0	(2.3)	7.6
After-tax return on average equity (6)	22.3%	29.1%	25.0%	(6.5)%	24.7%

Share and Per Share Data
Earnings (loss) per share-diluted	$2.05	$2.26	$1.62	$(0.37)	$1.16
Cash dividends declared per share	0.68	0.59	0.56	0.53	0.43
Book value per share at year end (9)	9.82	8.76	7.04	6.14	5.31
Market price per share at year end	32.70	31.64	27.70	31.27	28.11
Weighted average shares outstanding-diluted	60.6	60.5	60.1	59.0	58.8

Financial Condition
Total assets	$1,306.3	$1,235.2	$1,192.7	$995.6	$951.2
Working capital (3)	106.2	90.5	110.1	83.2	96.8
Current ratio (2)	1.3	1.2	1.3	1.2	1.3
Interest-bearing debt and related swap agreements (10)	197.8	221.9	290.0	250.0	250.0
Stockholders' equity	587.7	524.7	420.3	364.3	311.7
Total capital (7)	785.5	746.6	710.3	614.3	561.7
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
(8) Selling, general, and administrative expenses include restructuring and impairment expenses in years that are applicable.
(9) Calculated as total stockholders' equity divided by common shares of stock outstanding.
(10) Amounts shown include the fair market value of the company’s interest rate swap arrangement(s). The net fair value of this/these arrangement(s) was/were $(2.1) million at June 3, 2017, $1.2 million at May 29, 2010, $2.4 million at May 30, 2009, $0.5 million at May 31, 2008, and $(1.8) million at June 2, 2007.

Herman Miller, Inc. and Subsidiaries 14

Review of Operations
(In millions, except key ratios and per share data)	2012	2011	2010	2009	2008	2007
Operating Results
Net sales	$1,724.1	$1,649.2	$1,318.8	$1,630.0	$2,012.1	$1,918.9
Gross margin	590.6	538.1	428.5	527.7	698.7	645.9
Selling, general, and administrative (8)	400.3	369.0	334.4	359.2	400.9	395.8
Design and research	52.7	45.8	40.5	45.7	51.2	52.0
Operating earnings	137.6	123.3	53.6	122.8	246.6	198.1
Earnings before income taxes	119.5	102.5	34.8	98.9	230.4	187.0
Net earnings	75.2	70.8	28.3	68.0	152.3	129.1
Cash flow from operating activities	90.1	89.0	98.7	91.7	213.6	137.7
Cash flow used in investing activities	(58.4)	(31.4)	(77.6)	(29.5)	(51.0)	(37.4)
Cash flow used in financing activities	(1.6)	(50.2)	(78.9)	(16.5)	(86.5)	(131.5)
Depreciation and amortization	37.2	39.1	42.6	41.7	43.2	41.2
Capital expenditures	28.5	30.5	22.3	25.3	40.5	41.3
Common stock repurchased plus cash dividends paid	7.9	6.0	5.7	19.5	287.9	185.6

Key Ratios
Sales growth (decline)	4.5%	25.1%	(19.1)%	(19.0)%	4.9%	10.5%
Gross margin (1)	34.3	32.6	32.5	32.4	34.7	33.7
Selling, general, and administrative (1) (8)	23.2	22.4	25.4	22.0	19.9	20.6
Design and research (1)	3.1	2.8	3.1	2.8	2.5	2.7
Operating earnings (1)	8.0	7.5	4.1	7.5	12.3	10.3
Net earnings growth (decline)	6.2	150.2	(58.4)	(55.4)	18.0	30.1
After-tax return on net sales (4)	4.4	4.3	2.1	4.2	7.6	6.7
After-tax return on average assets (5)	9.0	8.9	3.7	8.7	20.9	19.2
After-tax return on average equity (6)	34.4%	52.5%	78.1%	860.8%	186.4%	92.7%

Share and Per Share Data
Earnings per share-diluted	$1.29	$1.06	$0.43	$1.25	$2.56	$1.98
Cash dividends declared per share	0.09	0.09	0.09	0.29	0.35	0.33
Book value per share at year end (9)	4.13	3.42	1.27	—	0.28	2.35
Market price per share at year end	17.87	24.56	19.23	14.23	24.80	36.53
Weighted average shares outstanding-diluted	58.5	57.7	57.5	54.5	59.6	65.1

Financial Condition
Total assets	$843.8	$819.1	$775.3	$772.0	$787.9	$670.9
Working capital (3)	189.1	193.4	69.2	155.2	170.2	87.7
Current ratio (2)	1.7	1.7	1.2	1.5	1.5	1.3
Interest-bearing debt and related swap agreement (10)	250.0	250.0	301.2	377.4	375.5	176.2
Stockholders' equity	240.5	197.2	72.3	0.2	15.6	147.8
Total capital (7)	490.5	447.2	373.5	377.6	391.1	324.0

15 2017 Annual Report

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the issues discussed in Management's Discussion and Analysis in conjunction with the company's Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Executive Overview

Herman Miller’s mission statement is Inspiring Designs to Help People Do Great Things. At present, most customers come to the company for furnishing interior environments in corporate offices, healthcare settings, higher education institutions and residential spaces. The company's primary products include furniture systems, seating, storage, freestanding furniture, healthcare environment products, casegoods, textiles and related technologies and services.

More than 100 years of innovative business practices and a commitment to social responsibility have established Herman Miller as a recognized global company. A past recipient of the Smithsonian Institution's Cooper Hewitt National Design Award, Herman Miller designs can be found in the permanent collections of museums worldwide. Herman Miller maintains its listing in the Human Rights Campaign Foundation’s top rating in its annual Corporate Equality Index. The company trades on the NASDAQ Global Select Market under the symbol MLHR.

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

The company is globally positioned in terms of manufacturing operations. In the United States, manufacturing operations are located in Michigan, Georgia, Wisconsin and North Carolina. In Europe, its manufacturing presence is located within the United Kingdom. Manufacturing operations globally also include facilities located in Dongguan and Ningbo, China, Brazil and India. The company manufactures products using a system of lean manufacturing techniques collectively referred to as the Herman Miller Performance System (HMPS). Herman Miller strives to maintain efficiencies and cost savings by minimizing the amount of inventory on hand. Accordingly, production is order-driven with direct materials and components purchased as needed to meet demand. The standard manufacturing lead time for the majority of our products is 10 to 20 days. These factors result in a high rate of inventory turns related to our manufactured inventories.

A key element of the company's manufacturing strategy is to limit fixed production costs by sourcing component parts from strategic suppliers. This strategy has allowed the company to increase the variable nature of its cost structure, while retaining proprietary control over those production processes that the company believes provide a competitive advantage. As a result of this strategy, the company's manufacturing operations are largely assembly-based.

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

•
ELA Furniture Solutions — ELA Furniture Solutions includes the operations associated with the design, manufacture and sale of furniture products, primarily for work-related settings, in the Europe, Middle East and Africa (EMEA), Latin America and Asia-Pacific geographic regions.

•
Specialty — Includes the operations associated with design, manufacture and sale of high-craft furniture products and textiles including Geiger wood products, Maharam textiles and Herman Miller Collection products.

•
Consumer — Includes the operations associated with the sale of modern design furnishings and accessories to third party retail distributors, as well as direct to consumer sales through e-commerce, direct mailing catalogs and Design Within Reach (DWR) studios.

The company also reports a corporate category consisting primarily of unallocated corporate expenses including acquisition-related costs and other unallocated corporate costs.

Herman Miller, Inc. and Subsidiaries 16

Core Strengths
The company relies on the following core strengths in delivering solutions to customers.

•
Portfolio of Leading Brands - Herman Miller is a globally-recognized, authentic brand known for working with some of the most outstanding designers in the world. Within the industries in which the company operates, Herman Miller, DWR, Geiger, Maharam, POSH, Nemschoff, Colbrook Bosson Saunders ("CBS") and Naughtone are acknowledged as leading brands that inspire architects and designers to create their best design solutions. This portfolio has enabled Herman Miller to connect with new audiences, channels, geographies and product categories. Leveraging the company's brand equity across the lines of business is an important element of the company's business strategy.

•
Problem-Solving Design and Innovation - The company is committed to developing research-based functionality and aesthetically innovative new products and has a history of doing so, in collaboration with a global network of leading independent designers. The company believes its skills and experience in matching problem-solving design with the workplace needs of customers provide the company with a competitive advantage in the marketplace. An important component of the company's business strategy is to actively pursue a program of new product research, design and development. The company accomplishes this through the use of an internal research and engineering staff that engages with third party design resources generally compensated on a royalty basis.

•
Operational Excellence - The company was among the first in the industry to embrace the concepts of lean manufacturing. HMPS provides the foundation for all of the company's manufacturing operations. The company is committed to continuously improving both product quality and production and operational efficiency. The company has extended this lean process work to its non-manufacturing processes as well as externally to its manufacturing supply chain and distribution channel. The company believes these concepts hold significant promise for further gains in reliability, quality and efficiency.

•
Leading Networks - The company values relationships in all areas of the business. The company considers its network of innovative designers, owned and independent dealers and suppliers to be among the most important competitive factors and vital to the long-term success of the business.

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

At June 3, 2017, the company owned one contract furniture dealership related to the North American segment, which has operations in multiple locations. The financial results of this owned dealer are included in our Consolidated Financial Statements. Product sales to this dealership are eliminated as inter-company transactions from our consolidated financial results. The company recognizes revenue on these sales once products are shipped to the end customer and installation is substantially complete. The company believes independent ownership of contract furniture dealers is generally the best model for a financially strong distribution network. With this in mind, the company's strategy is to continue to pursue opportunities to transition this owned dealership to an independent owner. Where possible, the goal is to involve local managers in these ownership transitions.

•
Direct Customer Sales - The company also sells products and services directly to end customers without an intermediary (e.g., sales to the U.S. federal government). In most of these instances, the company contracts separately with a dealership or third-party installation company to provide sales-related services. The company recognizes revenue on these sales once the related product is shipped to the end customer and installation, if applicable, is substantially complete.

•
DWR Retail Studios - At the end of fiscal 2017, the Consumer business unit included 31 retail studios (including 30 operating under the DWR brand and a Herman Miller Flagship store in New York City). This business also operates one outlet studio. These studios are located in metropolitan areas throughout North America. Revenue on sales from these studios is recognized upon shipment and transfer to the customer of both title and risk of loss.

17 2017 Annual Report

•
E-Commerce - The company sells products through its online stores, in which products are available for sale via the company's website, hermanmiller.com as well as through the DWR online store, dwr.com. These sites complement our existing methods of distribution and extend the company's brand to new customers. The company recognizes revenue on these sales upon shipment and transfer to the customer of both title and risk of loss.

•
DWR Direct-Mail Catalogs - The company’s consumer business unit utilizes a direct-mail catalog program through its DWR subsidiary. A regular schedule of catalog mailings is maintained throughout the fiscal year and these serve as a key driver of sales across each of DWR’s channels, including retail studios and e-commerce websites. Revenue on sales transacted through this catalog program is recognized upon shipment and transfer to the customer of both title and risk of loss.

•
Independent Retailers - Certain products are sold to end customers through independent retail operations. Revenue is recognized on these sales once products are shipped and title and risk of loss passes to the independent retailer.

Challenges Ahead
Like all businesses, the company is faced with a host of challenges and risks. The company believes its core strengths and values, which provide the foundation for its strategic direction, have well prepared the company to respond to the inevitable challenges it will face in the future. While the company is confident in its direction, it acknowledges the risks specific to the business and industry. Refer to Item 1A for discussion of certain of these risk factors and Item 7A for disclosures of market risk. In particular, the company experienced the negative impact of higher steel costs and increased pressures from competitive price discounting, particularly in the North America and ELA markets.

Areas of Strategic Focus
Despite a number of risks and challenges, the company believes it is well positioned to successfully pursue its mission of inspiring designs to help people do great things. As our business and industry continue to evolve, we are constantly focused on staying ahead of the curve. With the composition of the office floor plate moving toward a broader variety of furnishings, a greater desire for customization from our customers, new technologies, and trends towards urbanization and more seamless transactions in the retail world, we have centered our overall value creation strategy on five key priorities.

Scaling Consumer - The company has an ambition to expand the connection of its powerful brand more directly with the consumers of its products. The transformation of the Design Within Reach retail studio footprint will continue to add incremental selling space from a combination of new and repositioned studios. Studio expansions will be complemented by a continued focus on improving margins through the development of exclusive product designs and leveraging additional sales in our contract, catalog and digital channels.

Realizing the Living Office - In fiscal 2014, the company introduced Living Office, a research-based framework for designing high-performing workplaces that deliver an elevated experience of work for people, and help organizations achieve their strategic goals. The company is now focusing on taking the framework to the next level by accelerating the evolution of Living Office by with new products and technology solutions, along with research that quantifies the positive impact to organizations from applying these concepts.

Leverage the “Dealer Eco-System” - The company recognizes that the preferences and needs of its customers are evolving in favor of a greater mix of collaborative furnishings. The company intends to leverage the strength of its broad product offer in addressing this shifting market need. To this end, the company has dedicated resources under the Herman Miller Elements umbrella to best position the Herman Miller Collection, Maharam, Geiger, Design Within Reach and Naughtone brands for further growth in this space. The company intends to complement this focused selling effort with enhanced digital platforms that will make it easier for its contract customers and dealer partners to find, specify and order products from any brand within the Herman Miller Group.

Drive Cost Savings - A three-year cost savings initiative that was announced in fiscal 2017 is aimed at achieving between $25 million and $35 million in gross annual cost reductions by fiscal 2020. While these efforts will help offset potential wage and material inflation and help fund growth initiatives, the targeted cost reductions will also play a key role in achieving our goal to increase operating margins.

Deliver Innovation - Product innovation has been a traditional strength at Herman Miller, and the company is determined to keep this dimension of its business as a competitive edge. With the alignment of creative direction and new product commercialization under common leadership, the company will further reduce its time to market and ensure design and development responds to its customers most critical needs through a robust pipeline of new products and solutions.

Herman Miller, Inc. and Subsidiaries 18

The company believes its strategy continues to respond well to current and future realities in its markets. As the company has expanded addressable market over the past five years, these initiatives will help leverage its unique multi-channel capabilities to deliver its leading designs and innovations to new audiences virtually anywhere in the world.

Industry Analysis
The Business and Institutional Furniture Manufacturer's Association (BIFMA) is the trade association for the North American contract furniture industry. The company monitors the trade statistics reported by BIFMA and considers them an indicator of industry-wide sales and order performance. BIFMA publishes statistical data for the contract segment and the office supply segment, including healthcare and education end markets, within the North American market. The contract segment of the industry relates primarily to products sold to large to mid-size corporations and installed via a network of dealers. The office supply segment relates primarily to products sold to smaller customers via wholesalers and retailers. The company participates, and is a leader in, the contract segment. Further, the company's business presence in the consumer sector lessens its dependence on the North American contract office furniture market.

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

Looking forward, BIFMA believes that the general economic outlook for the company's industry in North America is expected to be positive. BIFMA issued its most recent report in May 2017, which forecasts that the growth rate of office furniture sales will be 5.1 percent and 5.0 percent in calendar 2017 and 2018, respectively. This forecast of growth is based primarily on higher non-residential construction activity and overall business investment in the U.S., tempered by the current global economic uncertainty.

19 2017 Annual Report

Discussion of Business Conditions

Fiscal 2017 included 53 weeks of operations as compared to a standard 52-week fiscal year. The additional week is required periodically to more closely align the company's fiscal year with the calendar months. This additional week of operations increased fiscal 2017 net sales by approximately $37 million. This is a factor that should be considered when comparing the company's financial results to the prior year, which included 52 weeks of operations.

Net sales increased in 2017 to $2,278.2 million, an increase of 0.6 percent from the prior fiscal year. On an organic basis, which adjusts for dealer divestitures, changes in foreign currency translation rates and the impact of the extra week, net sales increased by 1.4 percent(1) compared to last fiscal year. Growth in the Consumer segment helped offset a mixed demand environment across the contract business segments tied to macro-economic and geopolitical uncertainty throughout the year.

While relatively high commodity costs and a challenging competitive pricing environment pressured gross margins compared to last year, operating expenses were well controlled during the year, helping to deliver diluted earnings per share of $2.05 and adjusted diluted earnings per share of $2.16(1), which was in line with prior year diluted earnings per share of $2.26 and adjusted diluted earnings per share of $2.17(1). Operating cash flow generation of $202.1 million for the year enabled the company to fully repay outstanding debt related to its line of credit by the end of the year, repurchase $24 million of company shares and, subsequent to the end of the fiscal year, announce a 6 percent increase in the quarterly dividend to $0.18 per share per share - the highest quarterly rate in Herman Miller's history.

While sales in North America were essentially flat for the year, both as reported and on an organic basis(1), in the face of an uncertain political environment in the United States, the North America business segment continued to deliver the highest operating margins of the company's business units. Research highlighting the benefits of the Living Office framework for the company's customers and the release of several new products and solutions, including the newly remastered Aeron chair, helped to position the business for the future.

The ELA segment recorded a decline in net sales of 7 percent, but after adjusting for the impact of changes in foreign currency, the divestiture of an owned dealer in Australia and the impact of the extra week of operations in the current fiscal year, organic net sales grew at a rate of 3 percent(1) for the year. The improvement in organic net sales was driven by growth in China, Latin America and mainland Europe, which more than offset lower demand levels in the U.K. and the Middle East, where Brexit and the impact of lower oil prices, respectively, weighed on results. The ELA segment posted a decline in operating earnings of 13 percent relative to the prior year. However, after adjusting for the impact of restructuring and impairment charges recognized in the current fiscal year and non-recurring gains related to the prior year, adjusted operating earnings improved by 9 percent(1) in spite of the uncertain environment.

Sales for the Specialty segment were slightly higher than prior year, as reported, and were slightly lower than prior year on an organic basis(1). Operating earnings and adjusted operating earnings increased by 8 percent and 12 percent(1), respectively, driven by operational improvements and well-managed spending. These leading design brands continued to provide a strong connection with the architect and design community and help the company to meet its customers' needs for both traditional workspaces and collaborative areas.

The company's Consumer segment reported sales growth of 10 percent over last year on an as reported basis and sales growth of 9 percent on an organic basis(1). DWR delivered four quarters of comparable brand(2) growth during the year. Operating earnings and adjusted operating earnings decreased by 35 percent and 27 percent(1), respectively. The real estate expansion and investments to support long-term growth in the consumer business have limited near-term profitability. To that end, the company is focusing extensively on the profitability of the Consumer business as it moves into the new fiscal year. As part of its real estate transformation. The Consumer segment also added approximately 70,000 square feet of new selling space during the year as it opened eight new Design Within Reach Studios and a Herman Miller flagship retail location. The business also launched over 100 exclusive new products for Design Within Reach, as part of the plan to increase the mix of higher margin exclusive designs over time. Growth this year from studios, eCommerce, catalog and contact channels highlighted management's focus to improve the segment's performance.

(1) Non-GAAP measurements; see accompanying reconciliations and explanations.
(2) DWR comparable brand sales reflects the year-over-year change in net sales across the multiple channels that DWR serves, including studios, outlets, contract, catalog, phone and e-commerce. Comparable brand growth was presented on a pro forma basis using a 52-week average to normalize results for the impact of an extra week of operations in the first quarter of fiscal 2017.

Herman Miller, Inc. and Subsidiaries 20

Reconciliation of Non-GAAP Financial Measures

This report contains references to Adjusted diluted earnings per share ("EPS"), Organic net sales and Adjusted operating earnings, all of which are non-GAAP financial measures (referred to collectively as the "Adjusted financial measures"). Adjusted diluted EPS and Adjusted operating earnings are calculated by excluding from Earnings per share - diluted and Operating earnings, items that we believe are not indicative of our ongoing operating performance, such as non-recurring gain, expenses associated with restructuring actions taken to adjust our cost structure to the current business climate and non-cash impairment expenses. Organic net sales represents the change in sales excluding currency translation effects, the divestiture of owned dealers and the impact of an extra week of operations in fiscal 2017 as compared to fiscal 2016. These adjustments are made to provide enhanced comparability of the company's current results with historical results.

The company presents the Adjusted financial measures because we consider them to be important supplemental measures of our performance and believe them to be useful in analyzing ongoing results from operations. The adjusted financial measures are not measurements of our financial performance under GAAP and should not be considered an alternative to Earnings per share - diluted, Operating earnings or the company's reported Net sales under GAAP. The Adjusted financial measures have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of the company's results as reported under GAAP. The company's presentation of the Adjusted financial measures should not be construed as an indication that its future results will be unaffected by unusual or infrequent items. The company compensates for these limitations by providing prominence of the GAAP results and using the Adjusted financial measures only as a supplement.

The following table reconciles Net sales to Organic net sales by segment:

	Fiscal Year Ended					Fiscal Year Ended
	June 3, 2017					May 28, 2016
	North America	ELA	Specialty	Consumer	Total	North America	ELA	Specialty	Consumer	Total
Net sales, as reported	$1,342.2	$385.5	$232.4	$318.1	$2,278.2	$1,331.8	$412.6	$231.8	$288.7	$2,264.9
% change from PY	0.8%	(6.6)%	0.3%	10.2%	0.6%

Adjustments
Dealer divestitures	—	—	—	—	—	(8.8)	(30.8)	—	—	(39.6)
Currency translation effects (1)	0.7	13.9	—	—	14.6	—	—	—	—	—
Impact of extra week in FY17	(22.7)	(6.3)	(3.3)	(4.7)	(37.0)	—	—	—	—	—
Organic net sales	$1,320.2	$393.1	$229.1	$313.4	$2,255.8	$1,323.0	$381.8	$231.8	$288.7	$2,225.3
% change from PY	(0.2)%	3.0%	(1.2)%	8.6%	1.4%

	Fiscal Year Ended					Fiscal Year Ended
	May 28, 2016					May 30, 2015
	North America	ELA	Specialty	Consumer	Total	North America	ELA	Specialty	Consumer	Total
Net sales, as reported	$1,331.8	$412.6	$231.8	$288.7	$2,264.9	$1,241.9	$409.9	$219.9	$270.5	$2,142.2
% change from PY	7.2%	0.7%	5.4%	6.7%	5.7%

Adjustments
Currency translation effects (1)	12.5	26.1	0.6	0.8	40.0	—	—	—	—	—
Acquisition	—	—	—	(30.2)	(30.2)	—	—	—	—	—
Organic net sales	$1,344.3	$438.7	$232.4	$259.3	$2,274.7	$1,241.9	$409.9	$219.9	$270.5	$2,142.2
% change from PY	8.2%	7.0%	5.7%	(4.1)%	6.2%

(1) Currency translation effects represent the estimated net impact of translating current period sales and orders using the average exchange rates applicable to the comparable prior year period

21 2017 Annual Report

The following table reconciles Operating earnings to Adjusted operating earnings by segment:

	Fiscal Year Ended						Fiscal Year Ended
	June 3, 2017						May 28, 2016
	North America	ELA	Specialty	Consumer	Corporate	Total	North America	ELA	Specialty	Consumer	Corporate	Total
Operating earnings (loss)	$137.7	$30.8	$17.7	$5.3	$(0.7)	$190.8	$152.0	$35.3	$16.4	$8.1	$(0.3)	$211.5
% Net sales	10.3%	8.0%	7.6%	1.7%	n/a	8.4%	11.4%	8.6%	7.1%	2.8%	n/a	9.3%

Adjustments
Less: Non-recurring gain	—	—	—	—	—	—	—	(6.1)	—	—	—	(6.1)
Less: Gain on sale of dealer	(0.7)	—	—	—	—	(0.7)	—	—	—	—	—	—
Add: Restructuring and impairment expenses	10.3	1.0	0.6	0.6	—	12.5	—	—	—	—	—	—
Adjusted operating earnings (loss)	$147.3	$31.8	$18.3	$5.9	$(0.7)	$202.6	$152.0	$29.2	$16.4	$8.1	$(0.3)	$205.4

The following table reconciles EPS to Adjusted EPS for the years indicated:

	Fiscal Year Ended
	June 3, 2017	May 28, 2016
Earnings per Share - Diluted	$2.05	$2.26

After Tax Adjustments
Less: Non-recurring gain	—	(0.09)
Less: Gain on sale of dealer	(0.02)	—
Add: Restructuring and impairment expenses	0.13	—
Adjusted Earnings per Share - Diluted	$2.16	$2.17

Weighted Average Shares Outstanding (used for Calculating Adjusted Earnings per Share) – Diluted	60,554,589	60,529,269

Herman Miller, Inc. and Subsidiaries 22

Financial Results

The following is a comparison of our annual results of operations and year-over-year percentage changes for the periods indicated.

(Dollars In millions)	Fiscal 2017	% Change from 2016	Fiscal 2016	% Change from 2015	Fiscal 2015
	53 weeks		52 weeks		52 weeks
Net sales	$2,278.2	0.6%	$2,264.9	5.7%	$2,142.2
Cost of sales	1,414.0	1.7%	1,390.7	3.0%	1,350.8
Gross margin	864.2	(1.1)%	874.2	10.5%	791.4
Operating expenses	673.4	1.6%	662.7	5.5%	628.0
Operating earnings	190.8	(9.8)%	211.5	29.4%	163.4
Net other expenses	13.2	(11.4)%	14.9	(18.1)%	18.2
Earnings before income taxes	177.6	(9.7)%	196.6	35.4%	145.2
Income tax expense	55.1	(7.4)%	59.5	26.1%	47.2
Equity income from nonconsolidated affiliates, net of tax	1.6	300.0%	0.4	300.0%	0.1
Net earnings	124.1	(9.7)%	137.5	40.2%	98.1
Net earnings attributable to noncontrolling interests	0.2	(75.0)%	0.8	33.3%	0.6
Net earnings attributable to Herman Miller, Inc.	$123.9	(9.4)%	$136.7	40.2%	$97.5

The following table presents, for the periods indicated, the components of the company's Consolidated Statements of Comprehensive Income as a percentage of net sales.

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Net sales	100.0%	100.0%	100.0%
Cost of sales	62.1	61.4	63.1
Gross margin	37.9	38.6	36.9
Selling, general, and administrative expenses	25.8	25.9	25.4
Restructuring and impairment expenses	0.5	—	0.6
Design and research expenses	3.2	3.4	3.3
Total operating expenses	29.6	29.3	29.3
Operating earnings	8.4	9.3	7.6
Net other expenses	0.6	0.7	0.8
Earnings before income taxes	7.8	8.7	6.8
Income tax expense	2.4	2.6	2.2
Equity income from nonconsolidated affiliates, net of tax	0.1	—	—
Net earnings	5.4	6.1	4.6
Net earnings attributable to noncontrolling interests	—	—	—
Net earnings attributable to Herman Miller, Inc.	5.4	6.0	4.6

23 2017 Annual Report

Net Sales, Orders and Backlog - Fiscal 2017 Compared to Fiscal 2016

Consolidated net sales increased $13.3 million to $2,278.2 million from $2,264.9 million for the fiscal year ended June 3, 2017 compared to the fiscal year ended May 28, 2016. The following items contributed to the change:

•	Fiscal 2017 had 53 weeks as compared to the same period of fiscal 2016, which had 52 weeks. The impact of this additional week increased net sales by approximately $37 million.

•
Incremental sales volumes within the Consumer segment of approximately $25 million were due mainly to improvements across several Consumer sales channels, including studios, contract, e-commerce and direct-mail catalogs.

•
Increased sales volumes within the North American segment of approximately $23 million resulted primarily from increased demand within the company's Healthcare business unit, along with growth late in the fiscal year in the North America office furniture business.

•
Increased sales volumes within the ELA segment of approximately $17 million were driven by increases within the Europe, Latin America and Asia regions. The largest increases were due to larger project activity in mainland Europe, Mexico, Brazil, Japan and China.

•
The impact of the divestiture of the company's dealerships in Australia in fiscal 2016 and Philadelphia, Pennsylvania in fiscal 2017 had the effect of reducing net sales by $39.6 million in fiscal 2017 as compared to the prior fiscal year.

•
Deeper discounting, net of incremental price increases, reduced net sales in fiscal 2017 by roughly $32 million as compared to the prior year. Of this change, $26 million related to the North American operating segment.

•	Foreign currency translation had a negative impact on net sales of approximately $15 million.

Consolidated net trade orders for fiscal 2017 totaled $2,282.9 million compared to $2,279.7 million in fiscal 2016, an increase of 0.1 percent. On an organic basis, which excludes the impact of the extra week in fiscal 2017, as well as foreign currency translation and dealer divestitures, orders increased by 0.9 percent from last fiscal year. Order rates began the year at an average pace of approximately $43 million per week for the first quarter and $44 million per week for the second quarter. For the third quarter, weekly order rates decreased to an average of approximately $42 million per week, reflecting typical seasonality in order pacing during that period of the fiscal year. The fourth quarter finished the year with average weekly order rates increasing to approximately $44 million. The weekly order pacing in the third quarter and the fourth quarter of fiscal 2017 was impacted by the price increase that was announced during the third quarter of fiscal 2017. This caused approximately $21 million of orders that otherwise would have been entered in the fourth quarter, to be entered in the third quarter. When adjusting for this impact, the weekly pacing of orders for the third quarter and fourth quarter was $40 million per week and $45 million per week, respectively. The impact of changes in foreign currency for the fiscal year decreased net orders by approximately $8.7 million as compared to the prior year.

The company's backlog of unfilled orders at the end of fiscal 2017 totaled $322.6 million, a 0.3 percent decrease from fiscal 2016 ending backlog of $323.5 million. In fiscal 2017, the company completed the sale of its dealership in Philadelphia. This dealer divestiture resulted in a reduction to the consolidated ending backlog of approximately $11.6 million.

BIFMA reported an estimated period-over-period increase in U.S. office furniture shipments of approximately 2.0 percent for the twelve-month period ended May 2017. By comparison, net sales decreased for the company's domestic U.S. business by approximately 0.8 percent over the twelve months ended May 2017.

(1) Non-GAAP measurements; see accompanying reconciliations and explanations.

Herman Miller, Inc. and Subsidiaries 24

The company also monitors trade statistics reported by the U.S. Census Bureau, which reports monthly retail sales growth data across a number of retail categories, including Furniture and Home Furnishing Stores. This information provides a relative comparison to our Consumer reportable segment, but is not intended to be an exact comparison. The average monthly year-over-year growth rate in sales for the Furniture and Home Furnishing Stores category for the twelve month period ended June 3, 2017, was approximately 2.9 percent. By comparison, net sales growth for the company's Consumer segment was approximately 10.2 percent.

Net Sales, Orders and Backlog - Fiscal 2016 Compared to Fiscal 2015

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

Consolidated net trade orders for fiscal 2016 totaled $2,279.7 million compared to $2,146.5 million in fiscal 2015, an increase of 6.2 percent. Order rates began the year at an average pace of approximately $43 million per week for the first quarter and $46 million per week for the second quarter. For the third quarter, weekly order rates decreased to an average of approximately $39 million per week, reflecting typical seasonality in order pacing during that period of the fiscal year. The fourth quarter finished the year with average weekly order rates increasing to approximately $47 million. The overall impact of foreign currency changes for the fiscal year decreased net orders by approximately $38.7 million as compared to the prior year. The company's backlog of unfilled orders at the end of fiscal 2016 totaled $323.5 million, a 0.4 percent increase from the fiscal 2016 ending backlog of $322.2 million. At the end of fiscal 2016, the company completed the sale of its multi-location dealership in Australia. This dealer divestiture resulted in a reduction to the consolidated ending backlog of approximately $14 million.

BIFMA reported an estimated period-over-period increase in U.S. office furniture shipments of approximately 3.2 percent for the twelve-month period ended May 2016. By comparison, net sales increased for the company's domestic U.S. business by approximately 6.3 percent over the twelve months ended May 2016, reflecting the strong results within our North America segment noted above.

The company also monitors trade statistics reported by the U.S. Census Bureau, which reports monthly retail sales growth data across a number of retail categories, including Furniture and Home Furnishing Stores. This information provides a relative comparison to the company's Consumer reportable segment, but is not intended to be an exact comparison. The average monthly year-over-year growth rate in sales for the Furniture and Home Furnishing Stores category for the twelve month period ended May 31, 2017, was approximately 2.9 percent. By comparison, net sales growth for the company's Consumer segment was approximately 6.7 percent due to improvements across several Consumer sales channels, including studios, e-commerce, contract and direct-mail catalogs.

(1) Non-GAAP measurements; see accompanying reconciliations and explanations.

25 2017 Annual Report

Gross Margin - Fiscal 2017 Compared to Fiscal 2016

Consolidated gross margin for fiscal 2017 was 37.9 percent, a decrease of 70 basis points from the fiscal 2016 level. The following factors summarize the major drivers of the year-over-year decrease in gross margin percentage:

•	Incremental price discounting, net of price increases, reduced the company's consolidated gross margin by approximately 90 basis points relative to fiscal 2016.

•	Higher commodity costs within the North American operating segment in the current fiscal year drove an unfavorable year-over-year margin impact of approximately 40 basis points.

•
The divestiture of the company's dealerships in Australia and Philadelphia, Pennsylvania in fiscal 2016 and 2017, respectively, resulted in a favorable impact of approximately 30 basis points relative to fiscal 2016.

•
A decrease in employee incentive costs increased our consolidated gross margin by 30 basis points relative to fiscal 2016. The decrease reflects lower employee incentive costs that are variable based on the achievement of earnings levels for the fiscal year relative to plan.

•
Improved material cost performance at the company's West Michigan manufacturing facilities driven by process engineering initiatives increased gross margin by approximately 20 basis points as compared to fiscal 2016.

•	Product mix at the company's West Michigan manufacturing facilities and material usage efficiencies at various international locations had a favorable impact on gross margin.

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

Herman Miller, Inc. and Subsidiaries 26

Operating Expenses - Fiscal 2017 Compared to Fiscal 2016

Operating expenses in fiscal 2017 were $673.4 million, or 29.6 percent of net sales, which compares to $662.7 million, or 29.3 percent of net sales in fiscal 2016. The following factors contributed to the change:

•
Fiscal 2017 results reflected restructuring and impairment expenses of $12.5 million. Restructuring charges related to targeted workforce reductions increased operating expenses by $5.4 million, while the impairment of the Nemschoff trade name increased operating expenses by $7.1 million.

•	Marketing and selling expenses increased approximately $10 million relative to last fiscal year.

•	The impact of an extra week in fiscal 2017 increased operating expenses by approximately $9 million.

•	Incremental costs related to the continued growth and expansion of DWR retail studios of approximately $8 million for the twelve month comparative period.

•
Increased costs within the company's DWR subsidiary of approximately $5 million as a result of increased investment in information technology, infrastructure to support the contract channel and other business support functions.

•
Lower employee incentive costs decreased operating expenses by $8.8 million compared to prior fiscal year. The decrease reflects lower incentive compensation costs that are variable based on the achievement of earnings levels for the fiscal year relative to plan.

•
The divestiture of the company's dealerships in Australia and Philadelphia in fiscal 2016 and 2017, respectively, resulted in a decrease in operating expenses of $14.2 million for the twelve month comparative period.

•
The remainder of the change was driven mainly by company-wide cost savings initiatives, decreases in stock-based compensation, research and development expenses and changes in foreign currency exchange rates.

27 2017 Annual Report

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

Operating Earnings

In fiscal 2017, the company generated operating earnings of $190.8 million, a decrease of $20.7 million from fiscal 2016 operating earnings of $211.5 million. Operating earnings of $211.5 million in fiscal 2016 represented a $48.1 million increase from fiscal 2015 operating earnings of $163.4 million.

Other Expenses and Income

Net other expenses for fiscal 2017 were $13.2 million, a decrease of $1.7 million compared to net other expenses in fiscal 2016 of $14.9 million. The decrease in net other expenses in fiscal 2017 was primarily related to higher investment income associated with the company's deferred compensation plan.

Net other expenses for fiscal 2016 were $14.9 million, a decrease of $3.3 million compared to net other expenses in fiscal 2015 of $18.2 million. The decrease in net other expenses in fiscal 2016 as compared to fiscal 2015 was primarily related to a reduction in interest expense related to a decrease in long term debt. The reduction in long term debt resulted from the repayment of borrowings on the revolving line of credit.

Income Taxes

The company's effective tax rate was 31.1 percent in fiscal 2017, 30.3 percent in fiscal 2016 and 32.6 percent in fiscal 2015. The effective tax rate in fiscal 2017 was below the United States statutory rate of 35 percent, primarily due to an increase in the mix of earnings in tax jurisdictions that have rates lower than the United States statutory rate, the manufacturing deduction under the American Jobs Creation Act of 2004 (“AJCA”) and the research and development tax credit under the Protecting Americans from Tax Hikes ("PATH") Act of 2015.

The effective tax rate in fiscal 2016 was below the statutory rate of 35 percent, primarily due to the domestic U.S. manufacturing deduction under the AJCA as well as a significant amount of foreign earnings subject to tax at foreign rates below 35 percent.

The effective tax rate in fiscal 2015 was below the statutory rate of 35 percent, primarily due to the domestic U.S. manufacturing deduction under the AJCA and a $3.9 million tax benefit related to a foreign entity reorganization.

Herman Miller, Inc. and Subsidiaries 28

For further information regarding income taxes, refer to Note 10 of the Consolidated Financial Statements.

Net Earnings; Earnings per Share

In fiscal 2017, fiscal 2016, and fiscal 2015, the company generated net earnings attributable to Herman Miller, Inc. of $123.9 million, $136.7 million and $97.5 million, respectively. Diluted earnings per share were $2.05, $2.26 and $1.62 for fiscal 2017, fiscal 2016 and fiscal 2015, respectively.

Reportable Operating Segments
The business is comprised of various operating segments as defined by generally accepted accounting principles in the United States. These operating segments are determined on the basis of how the company internally reports and evaluates financial information used to make operating decisions. The company has identified the following reportable segments:

◦
North American Furniture Solutions — Includes the operations associated with the design, manufacture and sale of furniture products for work-related settings, including office, education, and healthcare environments, throughout the United States and Canada.

◦	ELA Furniture Solutions — Includes EMEA, Latin America, and Asia-Pacific operations associated with the design, manufacture and sale of furniture products, primarily for work-related settings.

◦
Specialty — Includes operations associated with the design, manufacture, and sale of high-craft furniture products and textiles including Geiger wood products, Maharam textiles and Herman Miller Collection products.

◦
Consumer — Includes operations associated with the sale of modern design furnishings and accessories to third party retail distributors, as well as direct to consumer sales through e-commerce, direct mailing catalogs and DWR retail studios.

The company also reports a corporate category consisting primarily of, as applicable, unallocated corporate expenses including acquisition-related costs and other unallocated corporate costs.

The charts below present the relative mix of net sales across each of the company's reportable segments. This is followed by a discussion of the company's results, by segment, for each reportable segment.
North American Furniture Solutions ("North America")

Fiscal 2017 Compared to Fiscal 2016
Net sales in the North American segment were $1,342.2 million in fiscal 2017, an increase of 0.8 percent from fiscal 2016 net sales of $1,331.8 million. Orders for fiscal 2017 totaled $1,347.6 million, an increase of 0.9 percent from the prior year. Operating earnings for North America in fiscal 2017 were $137.7 million or 10.3 percent of sales as compared to $152.0 million or 11.4 percent of sales in the prior year.

•	The impact of the extra week increased net sales by an estimated $23 million and increased orders by $21 million for fiscal 2017 as compared to the prior year.

•	Incremental price discounting, net of price increases, in fiscal 2017 decreased net sales by approximately $26 million compared to the prior year.

•
Sales volumes within the North American segment increased by approximately $23 million resulting primarily from increased demand within the company's Healthcare business unit, along with growth late in the year in the North America office furniture business.

29 2017 Annual Report

•	The impact of the divestiture of the company's dealership in Philadelphia, Pennsylvania in fiscal 2017 had the effect of reducing net sales by approximately $9 million as compared to fiscal 2016.

•	Commodity price increases and incremental discounting drove a decrease in gross margins and operating earnings.

•
Decreased employee incentive costs recorded in operating expenses and cost of goods sold increased operating earnings by $14.1 million compared to prior fiscal year. The decrease reflects lower incentive compensation costs that are variable based on the achievement of earnings levels for the fiscal year relative to plan.

•
Restructuring charges related to targeted workforce reductions increased operating expenses by $5.4 million, while the impairment of the Nemschoff trade name increased operating expenses by $7.1 million as compared to the prior year.

•	Operating expenses within the North American segment were higher than the prior year due to the extra week of operations.

•	Company-wide cost savings initiatives resulted in a decrease in operating expenses relative to the prior year period.

Fiscal 2016 Compared to Fiscal 2015
Net sales in the North American segment increased to $1,331.8 million in fiscal 2016, an increase of $89.9 million from fiscal 2015 net sales of $1,241.9 million. Orders for fiscal 2016 totaled $1,336.1 million, an increase of $100.3 million from fiscal 2015. Operating earnings for North America in fiscal 2016 were $152.0 million, an increase of $26.8 million from fiscal 2015.

•
Sales volumes within the North American segment increased by approximately $108 million. This was driven by a combination of general market growth and company-specific actions taken to improve selling capacity, launch innovative products and refresh showrooms.

•	The impact of foreign currency translation decreased net sales and operating earnings by approximately $13 million and $7 million, respectively.

•	Changes in pricing, net of incremental discounting, decreased fiscal 2016 net sales by approximately $6 million compared to the prior year.

•
Operating earnings increased mainly due to improvements in gross margin that were driven by increased sales volumes, improved production volume leverage, a decrease in commodity costs and improved operational efficiency.

•	Higher incentive compensation expenses had an unfavorable impact on operating earnings of $18.6 million.

ELA Furniture Solutions (EMEA, Latin America, and Asia Pacific)

Fiscal 2017 Compared to Fiscal 2016
Net sales in the ELA segment were $385.5 million in fiscal 2017, a decrease of $27.1 million from fiscal 2016 net sales of $412.6 million. Orders for fiscal 2017 totaled $384.9 million, a decrease of $32.2 million from fiscal 2016. Operating earnings within ELA for fiscal 2017 were $30.8 million, a $4.5 million decrease from fiscal 2016.

•
Fiscal 2016 included the results of the company’s dealership in Australia that was divested at the end of the fourth quarter of fiscal 2016. Accordingly, net sales for the ELA segment decreased by $30.8 million due to the divestiture. The divestiture also decreased orders by $32.8 million year-over-year.

•
Increased sales volumes within the ELA segment of approximately $17 million were driven by increases within the Europe, Latin America and Asia regions. The largest increases were due to larger project activity in mainland Europe, Mexico, Brazil, Japan and China.

•	Deeper discounting, net of incremental price increases, decreased fiscal 2017 net sales by an estimated $6 million.

•	Foreign currency translation decreased net sales by approximately $13.9 million.

•	The impact of the extra week increased net sales by $6.3 million in fiscal 2017.

•	The divestiture of the company’s dealership in Australia decreased operating earnings by $1.6 million.

•	Operating earnings were also reduced in fiscal 2017 by $1.0 million due to restructuring expenses, related primarily to severance costs.

•
Fiscal 2016 included nonrecurring gains related to the sale of a former manufacturing facility in the United Kingdom and the divestiture of the company’s dealership in Australia. Accordingly, the operating earnings for the ELA segment decreased by $6.1 million due to the nonrecurring gains recorded in fiscal 2016.

Fiscal 2016 Compared to Fiscal 2015
Net sales increased to $412.6 million in fiscal 2016, and increase of $2.7 million as compared to fiscal 2015 of $409.9 million. Orders for fiscal 2016 totaled $417.0 million, a decrease of $0.6 million from fiscal 2015. Operating earnings within ELA for fiscal 2016 were $35.3 million, a $9.4 million increase from fiscal 2015.

•	Improved sales volumes within Australia, Mexico and China increased in net sales by approximately $31 million.

•	Changes in pricing, net of incremental discounting, decreased fiscal 2016 net sales by about $2 million compared to the prior year.

•	The impact of foreign currency translation decreased net sales by approximately $26.1 million.

Herman Miller, Inc. and Subsidiaries 30

•	Gross margin improvements driven by increased sales volumes, manufacturing efficiency as well as decreased material and freight costs provided a favorable impact on operating earnings.

•
Nonrecurring gains related to the sale of a former manufacturing facility in the United Kingdom and the divestiture of the company’s dealership in Australia increased operating earnings by $6.1 million.

•	The impact of foreign currency changes decreased fiscal 2015 operating earnings for ELA by approximately $7 million.

Specialty

Fiscal 2017 Compared to Fiscal 2016
Net sales within the Specialty reportable segment were $232.4 million in fiscal 2017, an improvement of $0.6 million as compared to $231.8 million in fiscal 2016. Orders for fiscal 2017 totaled $232.0 million, a decrease of $2.8 million from  $234.8 million in fiscal 2016. Operating earnings within the Specialty reportable segment totaled $17.7 million for the year, an increase of $1.3 million from $16.4 million in fiscal 2016.

•	The impact of an extra week in fiscal 2017 increased net sales by approximately $3.0 million as compared to the prior year.

•
Sales volumes within the Specialty segment decreased by approximately $2.0 million. This decrease was driven by lower sales volumes within the Geiger and Maharam subsidiaries, offset by an increase in sales within the Herman Miller Collection business.

•	Improved operational efficiencies and lower benefit costs had a favorable impact on operating earnings, which was partially offset by increased marketing and selling costs.

Fiscal 2016 Compared to Fiscal 2015
Net sales within the Specialty reportable segment were $231.8 million during fiscal 2016, an improvement of $11.9 million as compared to fiscal 2015. Orders for fiscal 2016 totaled $234.8 million, an increase of $13.4 million from fiscal 2015. Operating earnings within the Specialty reportable segment totaled $16.4 million for the year, an increase of $2.9 million from fiscal 2015.

•	Improved sales volumes increased net sales by $10.9 million, which was driven by increases within the Herman Miller Collection and Geiger subsidiary.

•	Changes in pricing, net of incremental discounting, increased fiscal 2016 net sales by an estimated $2 million compared to the prior year.

•	Increased sales volumes and improved operational efficiencies had a favorable impact on operating earnings.

•	Higher incentive compensation expenses and increased marketing and selling costs had an unfavorable impact on operating earnings of $2.3 million and $1.9 million, respectively.

Consumer

Fiscal 2017 Compared to Fiscal 2016
Net sales totaled $318.1 million for the year, an increase of 10.2 percent over the fiscal 2016 amount of $288.7 million. Orders of $318.4 million increased 9.1 percent over fiscal 2016. Operating earnings for the year were $5.3 million or 1.7 percent of sales as compared to operating earnings of $8.1 million or 2.8 percent of sales for fiscal 2016.

•	Increased sales volumes of approximately $29.4 million were due to improvements across several Consumer sales channels, including studios, e-commerce, contract and direct-mail catalogs.

•	The impact of the extra week increased net sales by $4.7 million in fiscal 2017 as compared to prior year.

•
Operating expenses within the Consumer segment were higher than the prior year primarily as a result of increased investments in information technology, marketing and investments in personnel supporting the contract and e-commerce channels.

•
Incremental pre-opening costs related to non-comparable studios increased operating expenses relative to the prior year and had a negative impact on operating earnings of approximately $8 million compared to fiscal 2016.

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

•
The fiscal year ended May 30, 2015 included 44 weeks of DWR operations (as the acquisition of DWR was completed on July 28, 2014). Accordingly, approximately $30.2 million of the year-over-year net sales increase for this segment is due to the inclusion of DWR operations for the full twelve months of fiscal year 2016.

•
Adjusted for the impact of this partial period consolidation during fiscal 2015 and the impact of foreign currency translation, which increased net sales by $0.8 million, net sales for the Consumer segment decreased $11.2 million as compared to fiscal 2015. This

31 2017 Annual Report

was driven by the closing of legacy DWR studios, selling activity interruptions from the implementation of a new ERP system at DWR and the rationalization of independent retail distributors.

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

Liquidity and Capital Resources

The table below presents certain key cash flow and capital highlights for the fiscal years indicated.

	Fiscal Year Ended
(In millions)	2017	2016	2015
Cash and cash equivalents, end of period	$96.2	$84.9	$63.7
Marketable securities, end of period	$8.6	$7.5	$5.7
Cash provided by operating activities	$202.1	$210.4	$167.7
Cash used for investing activities	$(116.3)	$(80.8)	$(213.6)
Cash provided by (used for) financing activities	$(74.6)	$(106.5)	$6.8
Pension and post-retirement benefit plan contributions	$(1.1)	$(1.2)	$1.4
Capital expenditures	$(87.3)	$(85.1)	$(63.6)
Stock repurchased	$(23.7)	$(14.1)	$(3.7)
Interest-bearing debt, end of period	$199.9	$221.9	$289.8
Available unsecured credit facilities, end of period (1)	$391.7	$232.1	$164.5
(1) Amounts shown are net of outstanding letters of credit, which are applied against the company's unsecured credit facility. During fiscal 2015, the company renegotiated the unsecured revolving credit facility. Refer to Note 5 of the Consolidated Financial Statements for additional information.

Cash Flow — Operating Activities
Cash generated from operating activities in fiscal 2017 totaled $202.1 million compared to $210.4 million generated in the prior year.

Changes in working capital balances resulted in a $23.5 million use of cash compared to a $6.0 million use of cash in the prior year. The cash outflow related to changes in working capital balances was driven primarily by an increase in inventory of $29.9 million and a decrease in accounts payable of $11.2 million. The increase in inventory as of fiscal 2017 as compared to fiscal 2016 was driven mainly by an increase at the company's DWR subsidiary, due to studio openings and year-end inventory stocking for upcoming promotional events and new product launches. This was partially offset by a decrease in trade receivables of $17.3 million.

During fiscal 2016, changes in working capital balances resulted in a $6.0 million use of cash compared to a $3.5 million source of cash in the prior year. The use of cash related to changes in working capital balances in fiscal 2016 consisted primarily of an increase in trade receivables of $30.5 million, an increase in inventory of $6.0 million and an increase in prepaid expenses of $11.7 million. This was partially offset by an increase in accrued compensation and benefits of $19.4 million, an increase in accounts payable of $8.7 million and an increase in other accrued liabilities of $14.1 million.

Collections of accounts receivable remained strong throughout fiscal 2017, and the company's recorded accounts receivable allowances at the end of the year are believed to be adequate to cover the risk of potential bad debts. Allowances for non-collectible accounts receivable, as a percent of gross accounts receivable, totaled 1.7 percent, 2.0 percent and 1.7 percent at the end of fiscal years 2017, 2016 and 2015, respectively.

Cash Flow — Investing Activities
Capital expenditures totaled $87.3 million, $85.1 million and $63.6 million in fiscal 2017, 2016, and 2015, respectively. The increase in capital expenditures of $2.2 million from fiscal 2017 to fiscal 2016 was driven primarily by capital expenditures associated with the opening of new DWR retail studio locations.

The increase in capital expenditures of $21.5 million from fiscal 2015 to fiscal 2016 was driven primarily by payments related to the construction of a new facility in the United Kingdom for the purpose of consolidating manufacturing and distribution activities, as well as capital expenditures associated with product development and the opening of new DWR retail studio locations.

Herman Miller, Inc. and Subsidiaries 32

In fiscal 2017, the company repaid loans against the cash surrender value of life insurance policies in the amount of $15.3 million, which has been recorded within investing activities. The cash surrender value of the company-owned life insurance policies and the loans were previously recorded net within "Other noncurrent assets" within the Condensed Consolidated Balance Sheets.

Cash proceeds from sale of dealers and properties were zero, $10.7 million and $0.6 million in fiscal 2017, 2016, and 2015 , respectively. During fiscal 2017, the company sold its wholly-owned contract furniture dealership in Pennsylvania in exchange for a $3.0 million note receivable. Cash proceeds received in the prior year was driven mainly by the sale of a former manufacturing facility in the United Kingdom for $4.8 million and the divestiture of the company’s remaining 75 percent equity stake in its dealership in Australia for $2.7 million.

Outstanding commitments for future capital purchases at the end of fiscal 2017 were approximately $16.3 million. The company expects capital spending in fiscal 2018 to be between $90 million and $100 million. The capital spending will be allocated primarily to planned investments in product development and retail studio openings.

Included in the fiscal 2017, 2016 and 2015 investing activities are net cash outflows related to the acquisition of consolidated and non-consolidated entities. The followings amounts represent the primary investments that drove the cash outflows:

(In millions)	2017	2016	2015
Naughtone Holdings Limited	$11.6
George Nelson Bubble Lamp Product Line		$3.6
Design Within Reach (DWR)			$154.0

Our net marketable securities transactions for fiscal 2017 yielded a $1.1 million use of cash. This compares to a $1.7 million use of cash and $5.3 million source of cash in fiscal 2016 and fiscal 2015, respectively.

Cash Flow — Financing Activities
In fiscal 2017, cash used for financing activities was $74.6 million as compared to cash used for financing activities of $106.5 million in fiscal 2016. Cash outflows from net payments on the revolving credit facility were $22 million during fiscal 2017. By comparison, cash outflows from net payments on the revolving credit facility were $68.0 million during fiscal 2016.

Cash paid for repurchases of common stock was $23.7 million in the current year as compared to $14.1 million in the prior year. Additionally, in fiscal 2017 there was an increase in cash inflows from the issuance of shares related to stock-based compensation plans. The company received $11.7 million related to stock-based compensation plans in fiscal 2017 compared to $9.2 million in fiscal 2016.

In fiscal 2016, cash used for financing activities was $106.5 million, as compared to cash provided by financing activities of $6.8 million in fiscal 2015. Cash outflows from net payments on the revolving credit facility were $68.0 million during fiscal 2016. By comparison, cash inflows from net borrowings were $40.0 million during fiscal 2015.

Cash outflows for dividend payments were $39.4 million, $34.9 million and $33.3 million fiscal 2017, 2016 and 2015, respectively.

Cash paid for repurchases of common stock was $14.1 million in fiscal 2016 as compared to $3.7 million in fiscal 2015. Additionally, in fiscal 2016 there was an increase in cash inflows from the issuance of shares related to stock-based compensation plans. The company received $9.2 million related to stock-based compensation plans in fiscal 2016 compared to $7.8 million in fiscal 2015.

Certain minority shareholders in a subsidiary have the right, at certain times, to require the company to acquire a portion of their ownership interest in those entities at fair value. It is possible that within the next three fiscal years years the company could be required to acquire this ownership interest. The fair value of this redeemable noncontrolling interest as of June 3, 2017 was $24.6 million and is included within "Redeemable noncontrolling interests" on the Consolidated Balance Sheets.

Sources of Liquidity
In addition to cash flows from operating activities, the company has access to liquidity through credit facilities, cash and cash equivalents and short-term investments. These sources have been summarized below. For additional information, see Note 5 to the consolidated financial statements.

(In millions, )	June 3, 2017	May 28, 2016
Cash and cash equivalents	$96.2	$84.9
Marketable securities	$8.6	$7.5
Availability under revolving lines of credit	$391.7	$232.1

33 2017 Annual Report

At the end of fiscal 2017, the company had cash and cash equivalents of $96.2 million, including foreign cash and cash equivalents of $78.5 million. In addition, the company had foreign marketable securities of $8.6 million. The foreign subsidiary holding the company's marketable securities is taxed as a U.S. taxpayer at the company's election. Consequently, for tax purposes, all U.S. tax impacts for this subsidiary have been recorded. The company's intent is to permanently reinvest the foreign cash amounts outside the U.S. The company's plans do not demonstrate a need to repatriate these balances to fund U.S. operations. The company repatriated zero, $0.7 million and zero of foreign earnings during fiscal years 2017, 2016 and 2015, respectively.

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

Basis of Presentation

The company's fiscal year ends on the Saturday closest to May 31. The fiscal year ended June 3, 2017 had 53 weeks of operations while fiscal years ended May 28, 2016 and May 30, 2015 each contained 52 weeks of operations.

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

(In millions)	Payments due by fiscal year
	Total	2018	2019-2020	2021-2022	Thereafter
Long-term debt (1)	$199.9	$—	$—	$50.0	$149.9
Estimated interest on debt obligations (2)	83.3	11.4	19.3	15.5	37.1
Operating leases	329.2	47.0	77.5	63.2	141.5
Purchase obligations (3)	45.4	35.2	6.2	1.0	3.0
Pension plan funding (4)	0.9	0.4	0.1	0.1	0.3
Stockholder dividends (5)	10.2	10.2	—	—	—
Other (6)	18.9	1.7	3.3	3.1	10.8
Total	$687.8	$105.9	$106.4	$132.9	$342.6

(1) The notes maturing in fiscal 2018 have been included as long-term debt in the table above as the company has both the intent and ability to refinance this short-term obligation on a long-term basis, through the use of its syndicated revolving line of credit.
(2) Estimated future interest payments on our outstanding debt obligations are based on interest rates as of June 3, 2017. Actual cash outflows may differ significantly due to changes in underlying timing of principal payments.
(3) Purchase obligations consist of non-cancelable purchase orders and commitments for goods, services, and capital assets.
(4) Pension plan funding commitments are known for a 12-month period for those plans that are funded; unfunded pension and post-retirement plan funding amounts are equal to the estimated benefit payments. As of June 3, 2017, the total projected benefit obligation for our domestic and international employee pension benefit plans was $114.8 million.
(5) Represents the dividend payable as of June 3, 2017. Future dividend payments are not considered contractual obligations until declared.
(6) Other contractual obligations primarily represent long-term commitments related to deferred and supplemental employee compensation benefits, and other post-employment benefits.

Off-Balance Sheet Arrangements — Guarantees

We provide certain guarantees to third parties under various arrangements in the form of product warranties, loan guarantees, standby letters of credit, lease guarantees, performance bonds and indemnification provisions. These arrangements are accounted for and disclosed in accordance with Accounting Standards Codification (ASC) Topic 460, "Guarantees" as described in Note 12 of the Consolidated Financial Statements.

Herman Miller, Inc. and Subsidiaries 34

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

Revenue Recognition
As described in the “Executive Overview,” the majority of our products and services are sold through one of six channels: independent and owned contract furniture dealers, direct to end customers, DWR retail studios, e-commerce, DWR direct-mail catalogs and independent retailers. We recognize revenue on sales to independent dealers, licensees and retailers once products are shipped and title passes to the buyer. When we sell product directly to the end customer or through owned dealers or retail studios, we recognize revenue once the product and services are shipped, title and risk of loss have transferred to the customer and installation is substantially complete, if applicable.

Amounts recorded as net sales generally include any freight charged to customers, with the related freight expenses recognized within cost of sales. Items such as discounts off list price, rebates and other price related incentives are recorded as reductions to net sales. We record accruals for rebates and other marketing programs, which require us to make estimates about future customer buying patterns and market conditions. Customer sales that reach (or fail to reach) certain levels can affect the amount of such estimates and actual results could differ from our estimates.

Receivable Allowances
We base our allowances for receivables on known customer exposures, historical credit experience and the specific identification of other potential problems, including the current economic climate. These methods are applied to all major receivables, including trade, lease and notes receivable. In addition, we follow a policy that consistently applies reserve rates based on the outstanding accounts receivable and historical experience. Actual collections can differ from our historical experience and if economic or business conditions deteriorate significantly, adjustments to these reserves may be required.

The accounts receivable allowance totaled $3.3 million and $4.3 million at June 3, 2017 and May 28, 2016, respectively. As a percentage of gross accounts receivable, these allowances totaled 1.7 percent and 2.0 percent for fiscal 2017 and fiscal 2016, respectively. The year-over-year decrease in the allowance is primarily due to fewer customer-specific reserves in the current year, relative to the prior year.

Goodwill and Indefinite-lived Intangibles
The carrying value of goodwill and indefinite-lived intangible assets as of June 3, 2017 and May 28, 2016, was $382.6 million and $390.5 million, respectively. Goodwill and indefinite-lived intangible assets are tested for impairment annually, or more frequently, if changes in circumstances or the occurrence of events suggest that impairment exists. The company performs the annual goodwill and indefinite-lived intangible assets impairment testing during the fourth quarter of the fiscal year.

The company completed the required annual goodwill impairment test in the fourth quarter of fiscal 2017, as of April 1, 2017, performing a combination of the qualitative assessment and the quantitative impairment test. For the reporting units that were tested under the qualitative assessment, the company determined that it was more likely than not that the goodwill of the reporting units were not impaired, and thus, the two-step quantitative impairment test was unnecessary. For the reporting units that were tested under the quantitative impairment test, the company determined that the fair value of the reporting units exceeded the carrying amount and, as such, the reporting units were not impaired and the second step of the impairment test was not necessary.

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

35 2017 Annual Report

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

During fiscal 2017, the company recognized pre-tax asset impairment expenses totaling $7.1 million associated with the Nemschoff trade name, after which there is no remaining carrying value for this trade name. This impairment expense was incurred due to the fact that the forecasted revenue and profitability of the business did not support the recorded fair value for the trade name. There was no impairment indicated on indefinite-lived intangible assets in fiscal 2016 as a result of our impairment testing. In fiscal 2015, the company recognized pre-tax asset impairment expenses totaling $10.8 million associated with the POSH trade name. Although profitability associated with the POSH trade name increased as compared to fiscal 2014, forecasts developed during the fourth quarter of fiscal 2015 indicated that forecasts of revenue and profitability no longer supported the value of the trade name intangible asset.

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

Herman Miller, Inc. and Subsidiaries 36

that related operations will be sufficiently profitable or various tax planning strategies available to us will enable us to utilize the NOL carryforwards and/or foreign tax credits. When information becomes available that raises doubts about the realization of a deferred income tax asset, a valuation allowance is established.

Self-Insurance Reserves
With the assistance of independent actuaries, reserves are established for workers' compensation and general liability exposures. The reserves are established based on expected future claims for incurred losses. The company also establishes reserves for health, prescription drugs and dental benefit exposures based on historical claims information along with certain assumptions about future trends. The methods and assumptions used to determine the liabilities are applied consistently, although, actual claims experience can vary. The company also maintains insurance coverage for certain risk exposures through traditional, premium-based insurance policies. The company's health benefits retention level does not include an aggregate stop loss policy. The company's retention levels designated within significant insurance arrangements as of June 3, 2017, are as follows.

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

While the above assumption represents the long-term market return expectation, actual asset returns can and do differ from year-to-year. Such differences give rise to actuarial gains and losses. In years where actual market returns are lower than the assumed rate, an actuarial loss is generated. Conversely, an actuarial gain results when actual market returns exceed the assumed rate in a given year. As of June 3, 2017, and May 28, 2016, the net actuarial loss associated with the employee pension and post-retirement benefit plans totaled approximately $50.6 million and $39.4 million, respectively.

Changes in the discount rate and return on assets can have a significant effect on the expense and obligations related to our pension plans. The company cannot reasonably predict if adjustments impacting the expense or obligation from changes in these estimates will be significant. Both the June 3, 2017 pension funded status and 2018 expense are affected by year end 2017 discount rate and expected return on assets assumptions. Any change to these assumptions will be specific to the time periods noted and may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown.

The effect of a 1 percent increase/(decrease) in discount rates and expected return on assets on the projected fiscal 2018 expense and the pension obligation as at June 3, 2017 is shown below:

(In millions)
Assumption	2018 Expense		June 3, 2017 Obligation
	U.S.	International	U.S.	International
Discount rate	—	$ (1.5) / 1.9	$ (0.3) / 0.4	$ (21.2) / 28.8
Expected return on assets	—	$ (0.8) / 0.8	—	—

For purposes of determining annual net pension expense, the company uses a calculated method for determining the market-related value of plan assets. Under this method, the company recognizes the change in fair value of plan assets systematically over a five-year period. Accordingly,

37 2017 Annual Report

a portion of the net actuarial loss is deferred. As of June 3, 2017, the deferred net actuarial loss (i.e., the portion of the total net actuarial loss not subject to amortization) was $0.9 million.

Refer to Note 7 of the Consolidated Financial Statements for more information regarding costs and assumptions used for employee benefit plans.

Stock-Based Compensation
The company views stock-based compensation as a key component of total compensation for certain employees, non-employee directors and officers. The stock-based compensation programs have included grants of restricted stock, restricted stock units, performance share units, employee stock purchases and stock options. The company recognizes expense related to each of these share-based arrangements. The Black-Scholes option pricing model is used in estimating the fair value of stock options issued in connection with compensation programs. This pricing model requires the use of several input assumptions. Among the most significant of these assumptions are the expected volatility of the common stock price and the expected timing of future stock option exercises.

•
Expected Volatility — This represents a measure, expressed as a percentage, of the expected fluctuation in the market price of the company's common stock. As a point of reference, a high volatility percentage would assume a wider expected range of market returns for a particular security. All other assumptions held constant, this would yield a higher stock option valuation than a calculation using a lower measure of volatility. In measuring the fair value of the majority of stock options issued during fiscal 2017, we utilized an expected volatility of 26 percent. Certain options related to the Herman Miller Consumer Holdings (HMCH) Stock Option Plan are classified as a liability within the Consolidated Balance Sheets. As of June 3, 2017, an expected volatility of 35 percent was used in the year end liability valuation.

•
Expected Term of Options — This assumption represents the expected length of time between the grant date of a stock option and the date at which it is exercised (option life). The company assumed an average expected term of 4.0 years in calculating the fair values of the majority of stock options issued during fiscal 2017, except for the HMCH Stock Option Plan, where we utilized an average expected term of 2.1 years.

Refer to Note 9 of the Consolidated Financial Statements for further discussion on our stock-based compensation plans.

Contingencies
In the ordinary course of business, the company encounters matters that raise the potential for contingent liabilities. In evaluating these matters for accounting treatment and disclosure, the company is required to apply judgment to determine the probability that a liability has been incurred. The company is also required to measure, if possible, the dollar value of such liabilities in determining whether or not recognition in our financial statements is required. This process involves the use of estimates which may differ from actual outcomes. Refer to Note 12 of the Consolidated Financial Statements for more information relating to contingencies.

New Accounting Standards

Refer to Note 1 of the Consolidated Financial Statements for information related to new accounting standards.

Forward Looking Statements

This information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that are based on management’s beliefs, assumptions, current expectations, estimates, and projections about the office furniture industry, the economy, and the company itself. Words like “anticipates,” “believes,” “confident,” “estimates,” “expects,” “forecasts,” likely,” “plans,” “projects,” “should,” variations of such words, and similar expressions identify such forward-looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. These risks include, without limitation, the success of our growth strategy, employment and general economic conditions, the pace of economic recovery in the U.S and in our International markets, the increase in white-collar employment, the willingness of customers to undertake capital expenditures, the types of products purchased by customers, competitive-pricing pressures, the availability and pricing of raw materials, our reliance on a limited number of suppliers, our ability to expand globally given the risks associated with regulatory and legal compliance challenges and accompanying currency fluctuations, the ability to increase prices to absorb the additional costs of raw materials, the financial strength of our dealers and the financial strength of our customers, our ability to locate new DWR studios, negotiate favorable lease terms for new and existing locations and the implementation of our studio portfolio transformation, our ability to attract and retain key executives and other qualified employees, our ability to continue to make product innovations, the success of newly-introduced products, our ability to serve all of our markets, possible acquisitions, divestitures or alliances, the pace and level of government procurement, the outcome of pending litigation or governmental audits or investigations, political risk in the markets

Herman Miller, Inc. and Subsidiaries 38

we serve, and other risks identified in our filings with the Securities and Exchange Commission. Therefore, actual results and outcomes may materially differ from what we express or forecast. Furthermore, Herman Miller, Inc. undertakes no obligation to update, amend or clarify forward-looking statements.

Item 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company manufactures, markets, and sells its products throughout the world and, as a result, is subject to changing economic conditions, which could reduce the demand for its products.

Direct Material Costs
The company is exposed to risks arising from price changes for certain direct materials and assembly components used in its operations. The largest of such costs incurred by the company are for steel, plastics, textiles, wood particleboard, and aluminum components. The impact from changes in all commodity prices increased the company's costs by approximately $9 million during fiscal 2017 compared to the prior year. The impact from changes in commodity prices decreased the company's costs by approximately $20 million during fiscal 2016 as compared to fiscal 2015.

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

In the normal course of business, the company enters into contracts denominated in foreign currencies. The principal foreign currencies in which the company conducts its business are the British pound sterling, euro, Canadian dollar, Japanese yen, Mexican peso, Hong Kong dollar and Chinese renminbi. As of June 3, 2017, the company had outstanding, thirteen forward currency instruments designed to offset either net asset or net liability exposure that is denominated in non-functional currencies. One forward contract was placed to offset a 35.0 million Hong Kong dollar-denominated net asset exposure. Two forward contracts were placed to offset an 11.6 million euro-denominated net asset exposure. Three forward contracts were placed to offset a 12.0 million U.S. dollar-denominated net liability exposure. One forward contract was placed to offset an 8.5 million South African rand-denominated net asset exposure. Five forward contracts were placed to offset a 13.3 million U.S.dollar-denominated net liability exposure. One forward contract was placed to offset a 5.8 million euro-denominated net liability exposure.

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

A net loss of $0.7 million, $0.7 million and $2.1 million related to the cost of the foreign currency hedges and remeasuring all foreign currency transactions into the appropriate functional currency was included in net earnings for the fiscal years ended June 3, 2017, May 28, 2016 and May 30, 2015, respectively. These amounts are included in “Other Expenses (Income)” in the Consolidated Statements of Comprehensive Income. Additionally, the cumulative effect of translating the balance sheet and income statement accounts from the functional currency into the United States dollar increased the accumulated comprehensive loss component of total stockholders' equity by $7.2 million, $8.8 million and $9.7 million as of the end of as of the end of fiscal 2017, 2016 and 2015, respectively.

Interest Rate Risk
During the fiscal year ended June 3, 2017, the company entered into an interest rate swap agreement with an aggregate notional amount of $150.0 million, a forward start date of January 3, 2018 and a termination date of January 3, 2028. As a result of the transaction, the company effectively will convert $150.0 million of its outstanding indebtedness from a LIBOR-based floating interest rate plus applicable margin to a 1.949 percent fixed interest rate plus applicable margin under the agreement as of the forward start date. On January 3, 2018, the company

39 2017 Annual Report

will borrow on its variable rate revolving credit facility in order to pay off $150.0 million of Series B Senior Notes. These variable rate borrowings will be converted from variable to fixed through the use of the interest rate swap.

The company enters into interest rate swap agreements to manage its exposure to interest rate changes and its overall cost of borrowing. The company's interest rate swap agreement was entered into to exchange variable rate interest payments for fixed rate payments over the life of the agreement without the exchange of the underlying notional amounts. The notional amount of the interest rate swap agreement is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The differential paid or received on the interest rate swap agreement is recognized as an adjustment to interest expense.
These interest rate swap derivative instruments are held and used by the company as a tool for managing interest rate risk. They are not used for trading or speculative purposes. The counterparties to the swap instruments are large financial institutions that the company believes are of high-quality creditworthiness. While the company may be exposed to potential losses due to the credit risk of non-performance by these counterparties, such losses are not anticipated.
The combined fair market value and net asset amount of the effective interest rate swap instruments was $2.1 million at June 3, 2017. The swap instrument has a forward start date of January 3, 2018 hence had no impact on total interest expense in fiscal 2017. All cash flows related to the company's interest rate swap instruments are denominated in U.S. dollars. For further information, refer to Notes 5 and 11 of the Consolidated Financial Statements.
Expected cash outflows (notional amounts) over the next five years and thereafter related to debt instruments are as follows.

(In millions)	2018	2019	2020	2021	2022	Thereafter	Total(1)
Long-Term Debt - Fixed rate:
Interest rate = 6.42%(2)	$—	$—	$—	$—	$—	$149.9	$149.9
Interest rate = 6.00%	$—	$—	$—	$50.0	$—	$—	$50.0

(1) Amount does not include the recorded fair value of the swap instrument, which totaled $2.1 million at the end of fiscal 2017.
(2) The company will have debt outstanding related to its Series B Senior Notes at a fixed interest rate of 6.42 percent until January 3, 2018. At that point in time, the company will borrow on its variable rate revolving credit facility in order to pay off notes. The company's revolving credit facility has a variable interest rate, but due to the interest rate swap, the rate will be fixed at 1.949% as demonstrated in the table above.

Herman Miller, Inc. and Subsidiaries 40

Item 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Herman Miller, Inc.
Consolidated Statements of Comprehensive Income

	Fiscal Years Ended
(In millions, except per share data)	June 3, 2017	May 28, 2016	May 30, 2015
Net sales	$2,278.2	$2,264.9	$2,142.2
Cost of sales	1,414.0	1,390.7	1,350.8
Gross margin	864.2	874.2	791.4
Operating expenses:
Selling, general and administrative	587.8	585.6	543.9
Restructuring and impairment expenses	12.5	—	12.7
Design and research	73.1	77.1	71.4
Total operating expenses	673.4	662.7	628.0
Operating earnings	190.8	211.5	163.4
Other expenses (income):
Interest expense	15.2	15.4	17.5
Interest and other investment income	(2.2)	(0.8)	(0.6)
Other, net	0.2	0.3	1.3
Net other expenses	13.2	14.9	18.2
Earnings before income taxes	177.6	196.6	145.2
Income tax expense	55.1	59.5	47.2
Equity earnings from nonconsolidated affiliates, net of tax	1.6	0.4	0.1
Net earnings	124.1	137.5	98.1
Net earnings attributable to noncontrolling interests	0.2	0.8	0.6
Net earnings attributable to Herman Miller, Inc.	$123.9	$136.7	$97.5

Earnings per share — basic	$2.07	$2.28	$1.64
Earnings per share — diluted	$2.05	$2.26	$1.62

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$(7.2)	$(8.8)	$(9.7)
Pension and post-retirement liability adjustments	(12.7)	0.5	(8.6)
Unrealized gains on interest rate swap agreement	2.1	—	—
Unrealized holding gain on available for sale securities	0.1	—	—
Total other comprehensive loss	(17.7)	(8.3)	(18.3)
Comprehensive income	106.4	129.2	79.8
Comprehensive income attributable to noncontrolling interests	0.2	0.8	0.6
Comprehensive income attributable to Herman Miller, Inc.	$106.2	$128.4	$79.2

41 2017 Annual Report

Herman Miller, Inc.
Consolidated Balance Sheets

(In millions, except share and per share data)	June 3, 2017	May 28, 2016
Assets
Current Assets:
Cash and cash equivalents	$96.2	$84.9
Marketable securities	8.6	7.5
Accounts and notes receivable, less allowances of $3.3 in 2017 and $4.3 in 2016	186.6	211.0
Inventories, net	152.4	128.2
Prepaid taxes	17.7	20.4
Other	30.4	28.5
Total Current Assets	491.9	480.5

Property and Equipment:
Land and improvements	24.0	24.1
Buildings and improvements	229.0	205.7
Machinery and equipment	662.4	645.3
Construction in progress	53.3	53.9
Gross Property and Equipment	968.7	929.0
Less: Accumulated depreciation	(654.1)	(648.9)
Net Property and Equipment	314.6	280.1
Goodwill	304.5	305.3
Indefinite-lived intangibles	78.1	85.2
Other amortizable intangibles, net	45.4	50.8
Other assets	71.8	33.3
Total Assets	$1,306.3	$1,235.2

Liabilities, Redeemable Noncontrolling Interests and Stockholders' Equity
Current Liabilities:
Accounts payable	$148.4	$165.6
Accrued compensation and benefits	79.7	85.2
Accrued warranty	47.7	43.9
Unearned revenue	33.2	35.4
Other accrued liabilities	76.7	59.9
Total Current Liabilities	385.7	390.0

Long-term debt	199.9	221.9
Pension and post-retirement benefits	38.5	25.8
Other liabilities	69.9	45.8
Total Liabilities	694.0	683.5

Redeemable noncontrolling interests	24.6	27.0
Stockholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized, none issued)	—	—
Common stock, $0.20 par value (240,000,000 shares authorized, 59,715,824 and 59,868,276 shares issued and outstanding in 2017 and 2016, respectively)	11.9	12.0
Additional paid-in capital	139.3	142.7
Retained earnings	519.5	435.3
Accumulated other comprehensive loss	(82.2)	(64.5)
Key executive deferred compensation	(1.0)	(1.1)
Herman Miller, Inc. Stockholders' Equity	587.5	524.4
Noncontrolling interests	0.2	0.3
Total Stockholders' Equity	587.7	524.7
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders' Equity	$1,306.3	$1,235.2

Herman Miller, Inc. and Subsidiaries 42

Herman Miller, Inc.
Consolidated Statements of Stockholders' Equity

	Fiscal Years Ended
	June 3, 2017	May 28, 2016	May 30, 2015
Preferred Stock
Balance at beginning of year and end of year	$—	$—	$—
Common Stock
Balance at beginning of year	$12.0	$11.9	$11.9
Repurchase and retirement of common stock	(0.1)	—	—
Restricted stock units released	—	0.1	—
Balance at end of year	$11.9	$12.0	$11.9
Additional Paid-in Capital
Balance at beginning of year	$142.7	$135.1	$122.4
Exercise of stock options	9.4	6.6	5.7
Repurchase and retirement of common stock	(23.7)	(14.1)	(3.7)
Employee stock purchase plan issuances	1.9	1.7	1.6
Stock-based compensation expense	9.1	11.9	8.6
Excess tax benefit for stock-based compensation	(0.6)	0.8	0.4
Restricted stock units released	0.3	0.2	0.2
Deferred compensation plan	(0.1)	(0.1)	(0.5)
Directors' fees	0.3	0.6	0.4
Balance at end of year	$139.3	$142.7	$135.1
Retained Earnings
Balance at beginning of year	$435.3	$330.2	$269.6
Net income attributable to Herman Miller, Inc.	123.9	136.7	97.5
Dividends declared on common stock (per share - 2017: $0.68; 2016: $0.59; 2015: $0.56)	(40.9)	(35.6)	(33.6)
Noncontrolling interests redemption value adjustment	1.2	4.0	(3.3)
Balance at end year	$519.5	$435.3	$330.2
Accumulated Other Comprehensive Loss
Balance at beginning of year	$(64.5)	$(56.2)	$(37.9)
Other comprehensive loss	(17.7)	(8.3)	(18.3)
Balance at end of year	$(82.2)	$(64.5)	$(56.2)
Key Executive Deferred Compensation
Balance at beginning of year	$(1.1)	$(1.2)	$(1.7)
Deferred compensation plan	0.1	0.1	0.5
Balance at end of year	$(1.0)	$(1.1)	$(1.2)
Herman Miller, Inc. Stockholders' Equity	$587.5	$524.4	$419.8
Noncontrolling Interests
Balance at beginning of year	$0.3	$0.5	$—
Initial origination of noncontrolling interests	—	—	6.0
Net income attributable to noncontrolling interests	—	0.3	0.1
Deconsolidation of entity with noncontrolling interests	—	(0.5)	—
Stock-based compensation expense	(0.1)	—	0.2
Purchase of noncontrolling interests	—	—	(5.8)
Balance at end of year	$0.2	$0.3	$0.5
Total Stockholders' Equity	$587.7	$524.7	$420.3

43 2017 Annual Report

Herman Miller, Inc.
Consolidated Statements of Cash Flows

	Fiscal Years Ended
(In millions)	June 3, 2017	May 28, 2016	May 30, 2015
Cash Flows from Operating Activities:
Net earnings	$124.1	$137.5	$98.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation expense	52.9	47.0	44.2
Amortization expense	6.0	6.0	5.6
Provision for losses on accounts receivable and notes receivable	—	2.2	1.8
Earnings from nonconsolidated affiliates net of dividends received	(1.5)	—	0.3
Gain on sales of property and dealers	—	(5.8)	—
Deferred taxes	14.8	10.4	(8.8)
Pension and post-retirement expenses	0.5	1.4	0.8
Restructuring and impairment expenses	12.5	—	12.7
Stock-based compensation	8.7	11.9	10.0
Excess tax benefits from stock-based compensation	(0.5)	(1.4)	(0.7)
Increase (decrease) in long-term liabilities	6.2	6.7	(1.2)
Changes in current assets and liabilities:
Decrease (Increase) in accounts receivable	17.3	(30.5)	7.8
Increase in inventories	(29.9)	(6.0)	(9.0)
Increase in prepaid expenses and other	(0.5)	(11.7)	(2.5)
(Decrease) increase in accounts payable	(11.2)	8.7	1.1
Increase in accrued liabilities	0.8	33.5	6.1
Other	1.9	0.5	1.4
Net Cash Provided by Operating Activities	202.1	210.4	167.7

Cash Flows from Investing Activities:
Net receipts from notes receivable	2.4	0.2	0.9
Marketable securities purchases	(2.0)	(7.8)	—
Marketable securities sales	0.9	6.1	5.3
Capital expenditures	(87.3)	(85.1)	(63.6)
Proceeds from sales of property and dealers	—	10.7	0.6
Payments of loans on cash surrender value of life insurance	(15.3)	—	—
Acquisitions, net of cash received	—	(3.6)	(154.0)
Equity investment in non-controlled entities	(13.1)	—	—
Other, net	(1.9)	(1.3)	(2.8)
Net Cash Used for Investing Activities	(116.3)	(80.8)	(213.6)

Cash Flows from Financing Activities:
Repayments of long-term debt	—	—	(50.0)
Proceeds from credit facility	794.4	800.8	796.7
Repayments of credit facility	(816.4)	(868.8)	(706.7)
Dividends paid	(39.4)	(34.9)	(33.3)
Common stock issued	11.7	9.2	7.8
Common stock repurchased and retired	(23.7)	(14.1)	(3.7)
Excess tax benefits from stock-based compensation	0.5	1.4	0.7
Payment of contingent consideration obligation	(2.0)	—	—
Purchase of noncontrolling interests	(1.5)	—	(5.8)
Other, net	1.8	(0.1)	1.1
Net Cash Provided by (Used for) Financing Activities	(74.6)	(106.5)	6.8
Effect of exchange rate changes on cash and cash equivalents	0.1	(1.9)	1.3
Net Increase (Decrease) in Cash and Cash Equivalents	11.3	21.2	(37.8)
Cash and cash equivalents, Beginning of Year	84.9	63.7	101.5
Cash and Cash Equivalents, End of Year	$96.2	$84.9	$63.7

Other Cash Flow Information
Interest paid	$13.4	$13.4	$16.9
Income taxes paid, net of cash received	$35.6	$57.6	$48.5

Herman Miller, Inc. and Subsidiaries 44

Notes to the Consolidated Financial Statements

45 2017 Annual Report

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

Description of Business
The company researches, designs, manufactures, sells, and distributes interior furnishings, for use in various environments including office, healthcare, educational, and residential settings, and provides related services that support companies all over the world. The company's products are sold primarily through independent contract office furniture dealers as well as the following channels: owned contract office furniture dealers, direct customer sales, independent retailers, owned retail studios, direct-mail catalogs and the company's e-commerce platforms.

Fiscal Year
The company's fiscal year ends on the Saturday closest to May 31. The fiscal year ended June 3, 2017 contained 53 weeks, while the fiscal years ended May 28, 2016, and May 30, 2015 each contained 52 weeks.

Foreign Currency Translation
The functional currency for most of the foreign subsidiaries is their local currency. The cumulative effects of translating the balance sheet accounts from the functional currency into the United States dollar using fiscal year-end exchange rates and translating revenue and expense accounts using average exchange rates for the period is reflected as a component of Accumulated other comprehensive loss in the Consolidated Balance Sheets.

The financial statement impact of gains and losses resulting from remeasuring foreign currency transactions into the appropriate functional currency resulted in a net loss of $0.7 million, $0.7 million and $2.1 million for the fiscal years ended June 3, 2017, May 28, 2016, and May 30, 2015, respectively. These amounts are included in “Other, net” in the Consolidated Statements of Comprehensive Income.

Cash Equivalents
The company holds cash equivalents as part of its cash management function. Cash equivalents include money market funds and time deposit investments with original maturities of less than three months. The carrying value of cash equivalents, which approximates fair value, totaled $33.6 million and $7.5 million as of June 3, 2017 and May 28, 2016, respectively. All cash equivalents are high-credit quality financial instruments, and the amount of credit exposure to any one financial institution or instrument is limited.

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

Accounts Receivable Allowances
Reserves for uncollectible accounts receivable balances are based on known customer exposures, historical credit experience and the specific identification of other potentially uncollectible accounts. Balances are written off against the reserve once the company determines the probability of collection to be remote. The company generally does not require collateral or other security on trade accounts receivable.

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

Herman Miller, Inc. and Subsidiaries 46

sales contracts are structured such that the customer payment or obligation is direct to us. In those cases, we may assume the credit risk. Whether from dealers or customers, our trade credit exposures are not concentrated with any particular entity.

Inventories
Inventories are valued at the lower of cost or market and include material, labor and overhead. Inventory cost is determined using the last-in, first-out (LIFO) method at manufacturing facilities in Michigan, whereas inventories of the company's other locations are valued using the first-in, first-out (FIFO) method. The company establishes reserves for excess and obsolete inventory based on prevailing circumstances and judgment for consideration of current events, such as economic conditions, that may affect inventory. The reserve required to record inventory at lower of cost or market may be adjusted in response to changing conditions. Further information on the company's recorded inventory balances can be found in Note 3 of the Consolidated Financial Statements.

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

To estimate the fair value of each reporting unit, the company utilizes a weighting of the income method and the market method. The income method is based on a discounted future cash flow approach that uses a number of estimates, including revenue based on assumed growth rates, estimated costs and discount rates based on the reporting unit's weighted average cost of capital. Growth rates for each reporting unit are determined based on internal estimates, historical data and external sources. The growth estimates are also used in planning for our long-term and short-term business planning and forecasting. We test the reasonableness of the inputs and outcomes of our discounted cash flow analysis against comparable market data. The market method is based on financial multiples of companies comparable to each reporting unit and applies a control premium. The carrying value of each reporting unit represents the assignment of various assets and liabilities, excluding corporate assets and liabilities, such as cash, investments and debt.

Intangible assets with indefinite useful lives are not subject to amortization and are evaluated annually for impairment, or more frequently, when events or changes in circumstances indicate that the fair value of an intangible asset may not be recoverable. The company utilizes the relief from royalty methodology to test for impairment. The primary assumptions for the relief from royalty method include revenue forecasts, earnings forecasts, royalty rates and discount rates. The company measures and records an impairment loss for the excess of the carrying value of the asset over its fair value. The company's indefinite-lived intangible assets consist of certain trade names valued at approximately $78.1 million and $85.2 million as of the end of fiscal 2017 and fiscal 2016, respectively. These assets have indefinite useful lives.

The company recognized asset impairment expense totaling $7.1 million associated with the Nemschoff trade name for the fiscal year 2017, which was recorded within the North American Furniture Solutions operating segment. As of the end of fiscal 2017, the carrying value of the Nemschoff trade name was zero. The company recognized asset impairment expense totaling $10.8 million associated with the POSH trade name for the fiscal year 2015, which was recorded within the Corporate category within segment reporting. The POSH trade name asset is included within the ELA Furniture Solutions segment and as of the end of fiscal 2015, the carrying value was zero. These impairment expenses are recorded in the Restructuring and impairment expenses line item within the Consolidated Statements of Comprehensive Income. The trade name assets represent level 3 fair value measurements and these assets are recorded at fair value only when an impairment charge is recognized.

Goodwill and other indefinite-lived assets included in the Consolidated Balance Sheets consist of the following:

(In millions)	Goodwill	Indefinite-lived Intangible Assets	Total Goodwill and Indefinite-lived Intangible Assets
Balance, May 30, 2015	$303.1	$85.2	$388.3
Foreign currency translation adjustments	(0.4)	—	(0.4)
Acquisition of George Nelson Bubble Lamp product line	3.2	—	3.2
Sale of owned dealer	(0.6)	—	(0.6)
Balance, May 28, 2016	$305.3	$85.2	$390.5
Foreign currency translation adjustments	(0.7)	—	(0.7)
Sale of owned dealer	(0.1)	—	(0.1)
Impairment charges	—	(7.1)	(7.1)
Balance, June 03, 2017	$304.5	$78.1	$382.6

47 2017 Annual Report

Goodwill stemming from the acquisition of the George Nelson Bubble Lamp Product Line in fiscal 2016 is included within the Consumer reportable segment.

Property, Equipment and Depreciation
Property and equipment are stated at cost. The cost is depreciated over the estimated useful lives of the assets using the straight-line method. Estimated useful lives range from 3 to 10 years for machinery and equipment and do not exceed 40 years for buildings. Leasehold improvements are depreciated over the lesser of the lease term or the useful life of the asset. We capitalize certain costs incurred in connection with the development, testing, and installation of software for internal use. Software for internal use is included in property and equipment and is depreciated over an estimated useful life not exceeding 5 years. Depreciation and amortization expense is included in the Consolidated Statements of Comprehensive Income in the Cost of sales, Selling, general and administrative, and Design and research line items.

As of the end of fiscal 2017, outstanding commitments for future capital purchases approximated $16.3 million.

Other Long-Lived Assets
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

During the third quarter of fiscal 2015, the company entered into an agreement to sell property in Ningbo, China upon which the company had previously intended to construct a new manufacturing and distribution facility. In the fiscal year preceding this agreement, the property had been written down to its fair value. Subsequent to the end of fiscal 2015, the company completed the sale of the Ningbo property for cash consideration of approximately $4.2 million. The cash consideration received approximated the carrying value of the property.

Amortizable intangible assets within Other amortizable intangibles, net in the Consolidated Balance Sheets consist primarily of patents, trademarks and customer relationships. The customer relationships intangible asset is comprised of relationships with customers, specifiers, networks, dealers and distributors. Refer to the following table for the combined gross carrying value and accumulated amortization for these amortizable intangibles.

	June 3, 2017
(In millions)	Patent and Trademarks	Customer Relationships	Other	Total
Gross carrying value	$20.5	$55.3	$7.5	$83.3
Accumulated amortization	13.3	19.7	4.9	37.9
Net	$7.2	$35.6	$2.6	$45.4

	May 28, 2016
	Patent and Trademarks	Customer Relationships	Other	Total
Gross carrying value	$19.8	$55.7	$7.5	$83.0
Accumulated amortization	12.3	15.9	4.0	32.2
Net	$7.5	$39.8	$3.5	$50.8

The company amortizes these assets over their remaining useful lives using the straight-line method over periods ranging from 5 years to 20 years, or on an accelerated basis, to reflect the expected realization of the economic benefits. It is estimated that the weighted-average remaining useful life of patents and trademarks is approximately 6 years and the weighted-average remaining useful life of customer relationships is 9 years.

Estimated amortization expense on existing amortizable intangible assets as of June 3, 2017, for each of the succeeding five fiscal years, is as follows:

(In millions)
2018	$6.3
2019	$5.8
2020	$5.7
2021	$5.7
2022	$5.6

Herman Miller, Inc. and Subsidiaries 48

Self-Insurance
The company is partially self-insured for general liability, workers' compensation and certain employee health and dental benefits under insurance arrangements that provide for third-party coverage of claims exceeding the company's loss retention levels. The company's health benefit retention levels do not include an aggregate stop loss policy. The company's retention levels designated within significant insurance arrangements as of June 3, 2017, are as follows:

(In millions)	Retention Level (per occurrence)
General liability and auto liability/physical damage	$1.00
Workers' compensation and property	$0.75

The company accrues for its self-insurance arrangements based on actuarially-determined liabilities, which are recorded in “Other liabilities” in the Consolidated Balance Sheets. The value of the liability as of June 3, 2017 and May 28, 2016 was $10.5 million and $10.6 million, respectively. The actuarial valuations are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as legal actions, medical costs and changes in actual experience could cause these estimates to change. The general and workers' compensation liabilities are managed through the company's wholly-owned insurance captive.

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

The redemption amounts have been estimated based on the fair value of the subsidiary, which was determined based on a weighting of the discounted cash flow and market methods. The discounted cash flow analysis used the present value of projected cash flows and a residual value. To determine the discount rate for the discounted cash flow method, a market-based approach was used to select the discount rates used. Market multiples for comparable companies were used for the market method of valuation. The fair value of the subsidiary is sensitive to changes in projected revenues and costs, the discount rate and the forward multiples of the comparable companies.

Changes in the estimated redemption amounts of the noncontrolling interests, subject to put options, are reflected at each reporting period with a corresponding adjustment to Retained earnings. Future reductions in the carrying amounts are subject to a “floor” amount that is equal to the fair value of the redeemable noncontrolling interests at the time they were originally recorded. See Note 15 - Redeemable Noncontrolling Interests for additional information.

Research, Development and Other Related Costs
Research, development, pre-production and start-up costs are expensed as incurred. Research and development ("R&D") costs consist of expenditures incurred during the course of planned research and investigation aimed at discovery of new knowledge useful in developing new products or processes. R&D costs also include the significant enhancement of existing products or production processes and the implementation of such through design, testing of product alternatives or construction of prototypes. R&D costs included in “Design and research” expense in the accompanying Consolidated Statements of Comprehensive Income are $58.6 million, $62.4 million and $56.7 million, in fiscal 2017, 2016, and 2015, respectively.

Royalty payments made to designers of the company's products as the products are sold are a variable cost based on product sales. These expenses totaled $14.5 million, $14.7 million and $14.7 million in fiscal years 2017, 2016 and 2015 respectively. They are included in Design and research expense in the accompanying Consolidated Statements of Comprehensive Income.

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

49 2017 Annual Report

In addition to independent retailers, the company also sells product through owned retail channels, including e-commerce and Consumer retail studios. Revenue is recognized on these transactions upon shipment and transfer to the customer of both title and risk of loss. These sales may include provisions involving a right of return. The company reduces revenue for an estimate of potential future product returns related to current period product revenue. When developing the allowance for sales returns, the company considers historical returns and current economic trends. Revenue is recorded net of sales taxes as the company is a pass-through entity for collecting and remitting sales tax.

Shipping and Handling Expenses
The company records shipping and handling related expenses under the caption Cost of sales in the Consolidated Statements of Comprehensive Income.

Cost of Sales
We include material, labor and overhead in cost of sales. Included within these categories are items such as freight charges, warehousing costs, internal transfer costs and other costs of our distribution network.

Selling, General, and Administrative
We include costs not directly related to the manufacturing of our products in the Selling, general, and administrative line item within the Consolidated Statements of Comprehensive Income. Included in these expenses are items such as compensation expense, rental expense, warranty expense and travel and entertainment expense.

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

Comprehensive Income
Comprehensive income consists of net earnings, foreign currency translation adjustments, unrealized holding gain (loss) on available-for-sale securities and pension liability adjustments. Refer to Note 14 of the Consolidated Financial Statements for further information regarding comprehensive income.

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

Herman Miller, Inc. and Subsidiaries 50

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

Derivatives and Hedging
The company calculates the fair value of financial instruments using quoted market prices whenever available. The company utilizes derivatives to manage exposures to foreign currency exchange rates and interest rate risk. The fair values of all derivatives are recognized as assets or liabilities at the balance sheet date. Changes in the fair value of these instruments are reported within Other expenses (income): Other, net in the Consolidated Statements of Comprehensive Income, or Accumulated Other Comprehensive Loss within the Consolidated Balance Sheets, depending on the use of the derivative and whether it qualifies for hedge accounting treatment.

Gains and losses on derivatives that are designated and qualify as cash flow hedging instruments are recorded in Accumulated Other Comprehensive Loss, to the extent the hedges are effective, until the underlying transactions are recognized in the Consolidated Statements of Comprehensive Income. Derivatives not designated as hedging instruments are marked-to-market at the end of each period with the results included in Consolidated Statements of Comprehensive Income.

New Accounting Standards

Recently Issued Accounting Standards Not Yet Adopted
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
		June 4, 2017	The company has evaluated the impact of the update and its expected to be immaterial.

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
June 4, 2017
The company expects the most significant impact from the share-based compensation standard to be driven by the treatment of excess tax benefits/deficiencies and expects the other impacts from the standard to be nominal. The company intends to adopt an entity-wide accounting policy election to account for forfeitures in compensation cost when they occur.

51 2017 Annual Report

Recently Issued Accounting Standards Not Yet Adopted (continued)
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
June 3, 2018
The company has completed a preliminary review of the impact of the new standard and expects changes in how the company’s performance obligations around product and service revenue are accounted for. Additionally, the company expects changes in the way it recognizes certain pricing elements of its commercial contracts. These changes are not expected to be material to the financial statements. The company expects to adopt the standard in fiscal 2019 using the modified-retrospective approach.

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

2. Acquisitions and Divestitures

Dealership
On January 1, 2017, the company completed the sale of a wholly-owned contract furniture dealership in Pennsylvania in exchange for a $3.0 million note receivable. A pre-tax gain of  $0.7 million was recognized as a result of the sale within the caption Selling, general and administrative within the Consolidated Statements of Comprehensive Income. The note receivable was deemed to be a variable interest in a variable interest entity. The carrying value of the note was $1.4 million as of June 3, 2017 and represents the company's maximum exposure to loss. The company is not deemed to be the primary beneficiary of the variable interest entity as the buyers of the dealership control the activities that most significantly impact the entity's economic performance, including sales, marketing and operations.
George Nelson Bubble Lamp Product Line Acquisition
On September 17, 2015, the company acquired certain assets associated with the George Nelson Bubble Lamp product line, which together constituted the acquisition of a business. Consideration transferred to acquire the assets consisted of $3.6 million in cash transferred during the second quarter of fiscal 2016 and an additional component of performance-based contingent consideration with a fair value of $2.7 million as of the acquisition date.

The assets acquired included an exclusive manufacturing agreement and customer relationships with fair values of $2.5 million and $0.6 million, respectively, each having a useful life of 10 years. The excess of the purchase consideration over the fair value of the net assets acquired was $3.2 million and recognized as goodwill within the Consumer reportable segment. The total amount of this goodwill is deductible for tax purposes.

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

Herman Miller, Inc. and Subsidiaries 52

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

Other intangible assets acquired as a result of the acquisition of DWR were valued at $68.5 million. These amounts are reflected in the values presented in the following table:

Intangible Assets Acquired from the DWR Acquisition
(In millions)	Fair Value	Useful Life
Trade Names and Trademarks	$55.1	Indefinite
Exclusive Distribution Agreements	0.2	1.5 years
Customer Relationships	12.0	10 - 16 years
Product Development Designs	1.2	7 years
Total Intangible Assets Acquired	$68.5

53 2017 Annual Report

3. Inventories

(In millions)	June 3, 2017	May 28, 2016
Finished goods and work in process	$119.0	$102.1
Raw materials	33.4	26.1
Total	$152.4	$128.2

Inventories valued using LIFO amounted to $25.2 million and $22.8 million as of June 3, 2017 and May 28, 2016, respectively. If all inventories had been valued using the first-in first-out method, inventories would have been $164.6 million and $140.4 million at June 3, 2017 and May 28, 2016, respectively.

4. Investments in Nonconsolidated Affiliates

The company has certain investments in entities that are accounted for using the equity method (“nonconsolidated affiliates”). The investments are included in Other assets in the Consolidated Balance Sheets and the equity earnings are included in Equity earnings from nonconsolidated affiliates, net of tax in the Consolidated Statements of Comprehensive Income. Refer to the tables below for the investment balances that are included in the Consolidated Balance Sheets and for the equity earnings that are included in the Consolidated Statements of Comprehensive Income.

(in millions)	June 3, 2017	May 28, 2016
Investments in nonconsolidated affiliates	$16.2	$4.2

(in millions)	June 3, 2017	May 28, 2016	May 30, 2015
Equity earnings from nonconsolidated affiliates	$1.6	$0.4	$0.1

The company had an ownership interest in five nonconsolidated affiliates at June 3, 2017. Refer to the company's ownership percentages shown below:

Ownership Interest	June 3, 2017	May 28, 2016
Kvadrat Maharam Arabia DMCC	50.0%	50.0%
Kvadrat Maharam Pty Limited	50.0%	50.0%
Kvadrat Maharam Turkey JSC	50.0%	50.0%
Danskina B.V.	50.0%	50.0%
Naughtone Holdings Limited	50.0%	—%

Kvadrat Maharam
The Kvadrat Maharam nonconsolidated affiliates are distribution entities that are engaged in selling decorative upholstery, drapery and wall covering products. At June 3, 2017 and May 28, 2016, the company's investment value in Kvadrat Maharam Pty was $1.8 million more than the company's proportionate share of the underlying net assets. This difference was driven by a step-up in fair value of the investment in Kvadrat Maharam Pty, stemming from the Maharam business combination. This amount is considered to be a permanent basis difference.

Naughtone
On June 3, 2016, the company acquired 50 percent of the outstanding equity of Naughtone Holdings Limited ("Naughtone"), a leader in soft seating products, stools, occasional and meeting tables, for $12.4 million in consideration. Consequently, the company acquired a noncontrolling equity interest in Naughtone that is accounted for under the equity method. In the second quarter of fiscal 2017, the company paid additional purchase consideration of approximately $0.6 million as part of the final net equity adjustment.

As of the June 3, 2016 acquisition date, the company's investment value in Naughtone was $11.3 million more than the company's proportionate share of the underlying net assets. This amount represented the difference between the price that the company paid to acquire 50 percent of the outstanding equity and the carrying value of the net assets of Naughtone. Of this difference, $2.9 million was being amortized over the remaining useful lives of the assets while, $8.4 million was considered a permanent difference.

At June 3, 2017, the company's investment value in Naughtone was $9.8 million more than the company's proportionate share of the underlying net assets, of which $2.3 million was being amortized over the remaining useful lives of the assets, while $7.5 million was considered a permanent basis difference. The change in the permanent basis difference from the prior year was due to changes in foreign currency exchange rates.

Herman Miller, Inc. and Subsidiaries 54

Transactions with Nonconsolidated Affiliates
Sales to and purchases from nonconsolidated affiliates were as follows for the periods presented below:

(in millions)	June 3, 2017	May 28, 2016	May 30, 2015
Sales to nonconsolidated affiliates	$4.0	$2.5	$2.5
Purchases from nonconsolidated affiliates	$4.2	$0.9	$0.5

Balances due to or due from nonconsolidated affiliates were as follows for the periods presented below:

(in millions)	June 3, 2017	May 28, 2016
Receivables from nonconsolidated affiliates	$0.8	$0.4
Payables to nonconsolidated affiliates	$0.5	$0.1

5. Long-Term Debt

Long-term debt consisted of the following obligations:

(In millions)	June 3, 2017	May 28, 2016
Series B Senior Notes, 6.42%, due January 3, 2018	$149.9	$149.9
Debt securities, 6.0%, due March 1, 2021	50.0	50.0
Syndicated Revolving Line of Credit, due September 2021	—	22.0
Total	$199.9	$221.9

During the second quarter of fiscal 2017, the company entered into a fourth amendment and restatement of its syndicated revolving line of credit, which provides the company with up to $400 million in revolving variable interest borrowing capacity and includes an "accordion feature" allowing the company to increase, at its option and subject to the approval of the participating banks, the aggregate borrowing capacity of the facility by $200 million. The facility expires in September 2021 and outstanding borrowings bear interest at rates based on the prime rate, federal funds rate, LIBOR or negotiated rates as outlined in the agreement. Interest is payable periodically throughout the period if borrowings are outstanding. As of June 3, 2017, there were zero outstanding borrowings against this facility and available borrowings were $391.7 million due to $8.3 million outstanding letters of credit. As of May 28, 2016, total usage against this facility was $30.7 million, of which $8.7 million related to outstanding letters of credit.

Our senior notes and the unsecured senior revolving credit facility restrict, without prior consent, our borrowings, capital leases and the sale of certain assets. In addition, we have agreed to maintain certain financial performance ratios, which include a maximum leverage ratio covenant, which is measured by the ratio of debt to trailing four quarter adjusted EBITDA (as defined in the credit agreement) and is required to be less than 3.5:1, except that we may elect, under certain conditions, to increase the maximum Leverage Ratio to 4:1 for four consecutive fiscal quarter end dates. The covenants also require a minimum interest coverage ratio, which is measured by the ratio of trailing four quarter EBITDA to trailing four quarter interest expense (as defined in the credit agreement) and is required to be greater than 4:1. Adjusted EBITDA is generally defined in the credit agreement as EBITDA adjusted by certain items which include non-cash share-based compensation, non-recurring restructuring costs and extraordinary items. At June 3, 2017 and May 28, 2016, the company was in compliance with all of these restrictions and performance ratios.

During fiscal 2015, the company entered into a lease agreement for the occupancy of a new studio facility in Palo Alto, California. During fiscal 2017, the company became the deemed owner of the leased building for accounting purposes as a result of the company's involvement during the construction phase of the project. The lease is therefore accounted for as a financing transaction and the recorded asset and related financing obligation have been recorded in the Consolidated Balance Sheets within both Construction in progress and Other accrued liabilities for the fiscal period ended June 3, 2017. The fair value of the building and the related financing liability was $7.0 million at June 3, 2017 and represented a nonrecurring level 3 fair value measurement. The fair value of the building and financing liability was determined through a blend of an income approach, comparable property sales approach and a replacement cost approach. Upon completion of construction, the liability will be reclassified into Long-term debt.

55 2017 Annual Report

Annual maturities of long-term debt for the five fiscal years subsequent to June 3, 2017 are as shown in the table below. Although the Series B Senior Notes mature within 12 months, the company has classified these borrowings within Long-term debt in the Consolidated Balance Sheets as the company has both the intent and ability to refinance this short-term obligation on a long-term basis, through the use of its syndicated revolving line of credit.

(In millions)
2018	$—
2019	$—
2020	$—
2021	$50.0
2022	$—
Thereafter	$149.9

6. Operating Leases

The company leases real property and equipment under agreements that expire on various dates. Certain leases contain renewal provisions and generally require the company to pay utilities, insurance, taxes, and other operating expenses.

Future minimum rental payments required under operating leases that have non-cancelable lease terms as of June 3, 2017, are as follows:

(In millions)
2018	$47.0
2019	$42.2
2020	$35.3
2021	$32.5
2022	$30.7
Thereafter	$141.5

Total rental expense charged to operations was $45.3 million, $45.6 million and $40.2 million, in fiscal 2017, 2016 and 2015, respectively. Substantially all such rental expense represented the minimum rental payments under operating leases.

7. Employee Benefit Plans

The company maintains retirement benefit plans for substantially all of its employees.

Pension Plans and Post-Retirement Medical Insurance
The company offers certain employees retirement benefits under domestic defined benefit plans. The company provides healthcare benefits to employees who retired from service on or before a qualifying date in 1998. As of the qualifying date, the company discontinued offering post-retirement medical to future retirees. Benefits to qualifying retirees under this plan are based on the employee's years of service and age at the date of retirement. In addition to the domestic pension and retiree healthcare plan, one of the company's wholly owned foreign subsidiaries has a defined-benefit pension plan based upon an average final pay benefit calculation. The measurement date for the company's remaining domestic and international pension plans, as well as its post-retirement medical plan, is the last day of the fiscal year.

Herman Miller, Inc. and Subsidiaries 56

Benefit Obligations and Funded Status
The following table presents, for the fiscal years noted, a summary of the changes in the projected benefit obligation, plan assets and funded status of the company's domestic and international pension plans and post-retirement plan:

	Pension Benefits				Post-Retirement Benefits
	2017		2016		2017	2016
(In millions)	Domestic	International	Domestic	International
Change in benefit obligation:
Benefit obligation at beginning of year	$1.0	$104.4	$1.1	$112.0	$5.9	$7.7
Interest cost	0.1	2.7	—	3.8	0.2	0.2
Foreign exchange impact	—	(12.5)	—	(4.6)	—	—
Actuarial (gain) loss	—	23.4	—	(4.4)	(0.4)	(1.3)
Benefits paid	(0.1)	(4.2)	(0.1)	(2.4)	(0.7)	(0.7)
Benefit obligation at end of year	$1.0	$113.8	$1.0	$104.4	$5.0	$5.9

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$85.0	$—	$92.0	$—	$—
Actual return on plan assets	—	9.6	—	(1.3)	—	—
Foreign exchange impact	—	(10.3)	—	(3.7)	—	—
Employer contributions	0.1	0.4	0.1	0.4	0.7	0.7
Benefits paid	(0.1)	(4.2)	(0.1)	(2.4)	(0.7)	(0.7)
Fair value of plan assets at end of year	$—	$80.5	$—	$85.0	$—	$—

Funded status:
Under funded status at end of year	$(1.0)	$(33.3)	$(1.0)	$(19.4)	$(5.0)	$(5.9)

Components of the amounts recognized in the Consolidated Balance Sheets:
Current liabilities	$(0.1)	$—	$(0.1)	$—	$(0.7)	$(0.7)
Non-current liabilities	$(0.9)	$(33.3)	$(0.9)	$(19.4)	$(4.3)	$(5.2)

Components of the amounts recognized in Accumulated other comprehensive loss before the effect of income taxes:
Unrecognized net actuarial loss (gain)	$0.3	$50.9	$0.3	$39.3	$(0.6)	$(0.2)
Accumulated other comprehensive loss	$0.3	$50.9	$0.3	$39.3	$(0.6)	$(0.2)

The accumulated benefit obligation for the company's domestic pension benefit plans totaled $1.0 million as of the end of both fiscal 2017 and fiscal 2016. For its international plans, the accumulated benefit obligation totaled $110.0 million and $100.8 million as of fiscal 2017 and fiscal 2016, respectively. The following table summarizes the totals for pension plans with accumulated benefit obligations in excess of plan assets:

Pension Plans with Accumulated Benefit Obligation in Excess of Plan Assets
(In millions)	2017	2016
Projected benefit obligation	$114.8	$105.4
Accumulated benefit obligation	$111.0	$101.8
Fair value of plan assets	$80.5	$85.0

57 2017 Annual Report

The following table is a summary of the annual cost of the company's pension and post-retirement plans:

Components of Net Periodic Benefit Costs and Other Changes Recognized in Other Comprehensive Income:
	Pension Benefits			Post-Retirement Benefits
(In millions)	2017	2016	2015	2017	2016	2015
Domestic:
Interest cost	$0.1	$—	$—	$0.2	$0.2	$0.2
Net periodic benefit cost	$0.1	$—	$—	$0.2	$0.2	$0.2

International:
Interest cost	$2.7	$3.8	$4.3
Expected return on plan assets	(4.7)	(5.4)	(5.5)
Net amortization	2.2	2.8	1.8
Net periodic benefit cost	$0.2	$1.2	$0.6

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Income):
	Pension Benefits		Post-Retirement Benefits
(In millions)	2017	2016	2017	2016
Domestic:
Net actuarial gain	$—	$—	$(0.4)	$(1.3)
Total recognized in other comprehensive loss	$—	$—	$(0.4)	$(1.3)

International:
Net actuarial loss	$18.6	$2.2
Net amortization	(2.2)	(2.8)
Total recognized in other comprehensive loss	$16.4	$(0.6)

The net actuarial loss, included in accumulated other comprehensive loss (pretax), expected to be recognized in net periodic benefit cost during fiscal 2018 is $4.0 million.

Actuarial Assumptions
The weighted-average actuarial assumptions used to determine the benefit obligation amounts and the net periodic benefit cost for the company's pension and post-retirement plans are as follows:

The weighted-average used in the determination of net periodic benefit cost:
	2017		2016		2015
(Percentages)	Domestic	International	Domestic	International	Domestic	International
Discount rate	3.51	3.43	3.41	3.50	3.44	4.40
Compensation increase rate	n/a	2.95	n/a	3.20	n/a	3.35
Expected return on plan assets	n/a	6.10	n/a	6.10	n/a	6.10

The weighted-average used in the determination of the projected benefit obligations:
Discount rate	3.53	2.49	3.51	3.43	3.41	3.50
Compensation increase rate	n/a	3.25	n/a	2.95	n/a	3.20

Effective May 28, 2016, the company changed the method it uses to estimate the interest component of net periodic benefit cost for pension and other postretirement benefits. Historically, the company has estimated the interest cost component utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. The company has elected to utilize a full yield curve approach in the estimation of interest cost by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. The company has made this change to provide a more precise measurement of interest cost by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. The company accounted for this change as a change in accounting estimate and accordingly, accounted for it prospectively. The impact of this change on consolidated earnings for fiscal 2017 was a reduction of the interest cost component of net periodic benefit cost of approximately $0.4 million.

Herman Miller, Inc. and Subsidiaries 58

In calculating post-retirement benefit obligations for fiscal 2017, a 7.5 percent annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2017, decreasing gradually to 4.3 percent by 2038 and remaining at that level thereafter. For purposes of calculating post-retirement benefit costs, a 7.9 percent annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2016, decreasing gradually to 4.3 percent by 2038 and remaining at that level thereafter.

Assumed health care cost-trend rates have a significant effect on the amounts reported for retiree health care costs. A one-percentage-point change in the assumed health care cost-trend rates would have the following effects:

(In millions)	1 Percent Increase	1 Percent Decrease
Effect on total fiscal 2017 service and interest cost components	$—	$—
Effect on post-retirement benefit obligation at June 3, 2017	$0.2	$(0.2)

Plan Assets and Investment Strategies
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

The company utilizes independent investment managers to assist with investment decisions within the overall guidelines of the investment strategy. The target asset allocation at the end of fiscal 2017 and asset categories for the company's primary international pension plan for fiscal 2017 and 2016 are as follows:

Asset Category	Targeted Asset Allocation Percentage	Percentage of Plan Assets at Year End
		2017	2016
Fixed income	20	27	24
Common collective trusts	80	73	76
Total		100	100

(In millions)	International Plan as of June 3, 2017
Asset Category	Level 1	Level 2	Total
Cash and cash equivalents	$0.2	$—	$0.2
Foreign government obligations	—	21.4	21.4
Common collective trusts-balanced	—	58.9	58.9
Total	$0.2	$80.3	$80.5

(In millions)	International Plan as of May 28, 2016
Asset Category	Level 1	Level 2	Total
Cash and cash equivalents	$0.2	$—	$0.2
Foreign government obligations	—	20.5	20.5
Common collective trusts-balanced	—	64.3	64.3
Total	$0.2	$84.8	$85.0

Cash Flows
The company reviews pension funding requirements to determine the contribution to be made in the next year. Actual contributions will be dependent upon investment returns, changes in pension obligations and other economic and regulatory factors. During fiscal 2017, the company made total cash contributions of $1.1 million to its benefit plans. In fiscal 2016, the company made total cash contributions of $1.2 million to its benefit plans.

59 2017 Annual Report

The following represents a summary of the benefits expected to be paid by the plans in future fiscal years. These expected benefits were estimated based on the same actuarial valuation assumptions used to determine benefit obligations at June 3, 2017.

(In millions)	Pension Benefits Domestic	Pension Benefits International	Post-Retirement Benefits
2018	$0.1	$1.7	$0.7
2019	$0.1	$2.1	$0.6
2020	$0.1	$2.1	$0.6
2021	$0.1	$2.1	$0.5
2022	$0.1	$2.6	$0.5
2023-2027	$0.3	$15.5	$1.7

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

The cost of the Herman Miller, Inc. profit sharing contribution during fiscal 2017, 2016 and 2015 was $6.0 million, $10.9 million and $4.8 million, respectively. The expense recorded for the company's 401(k) matching contributions and core contributions was approximately $22.8 million, $21.9 million and $20.8 million in fiscal years 2017, 2016 and 2015, respectively.

8. Common Stock and Per Share Information

The following table reconciles the numerators and denominators used in the calculations of basic and diluted EPS for each of the last three fiscal years:

(In millions, except shares)	2017	2016	2015
Numerator:
Numerator for both basic and diluted EPS, Net earnings attributable to Herman Miller, Inc.	$123.9	$136.7	$97.5

Denominator:
Denominator for basic EPS, weighted-average common shares outstanding	59,871,805	59,844,540	59,475,297
Potentially dilutive shares resulting from stock plans	682,784	684,729	649,069
Denominator for diluted EPS	60,554,589	60,529,269	60,124,366

Equity awards of 764,154 shares, 528,676 shares and 715,685 shares of common stock were excluded from the denominator for the computation of diluted earnings per share for the fiscal years ended June 3, 2017, May 28, 2016 and May 30, 2015, respectively, because they were anti-dilutive. The company has certain share-based payment awards that meet the definition of participating securities. The company has evaluated the impact of all participating securities under the two-class method, noting there was no impact on EPS.

Common Stock
The company has a share repurchase plan authorized by the Board of Directors on September 28, 2007, which provided share repurchase authorization of $300.0 million with no specified expiration date. During fiscal year 2017, 2016 and 2015, shares repurchased and retired totaled 765,556, 482,040 and 121,488 shares respectively.

9. Stock-Based Compensation

The company utilizes equity-based compensation incentives as a component of its employee and non-employee director and officer compensation philosophy. Currently, these incentives consist principally of stock options, restricted stock, restricted stock units and performance share units. The company also offers a stock purchase plan for its domestic and certain international employees. The company issues shares in connection with its share-based compensation plans from authorized, but unissued, shares. At June 3, 2017 there were 3,991,307 shares authorized under the various stock-based compensation plans.

Herman Miller, Inc. and Subsidiaries 60

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

The company classifies pre-tax stock-based compensation expense primarily within Operating expenses in the Consolidated Statements of Comprehensive Income. Pre-tax compensation expense and the related income tax benefit for all types of stock-based programs was as follows for the periods indicated:

(In millions)	June 3, 2017	May 28, 2016	May 30, 2015
Employee stock purchase program	$0.3	$0.3	$0.3
Stock option plans	2.0	1.9	2.6
Restricted stock grants	—	—	0.1
Restricted stock units	3.6	3.2	3.7
Performance share units	2.8	6.5	3.3
Total	$8.7	$11.9	$10.0

Tax benefit	$3.1	$4.3	$3.6
As of June 3, 2017, total pre-tax stock-based compensation cost not yet recognized related to non-vested awards was approximately $4.8 million. The weighted-average period over which this amount is expected to be recognized is 1.06 years.

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

Employee Stock Purchase Program
Under the terms of the company's Employee Stock Purchase Plan, 4 million shares of authorized common stock were reserved for purchase by plan participants at 85 percent of the market price. Shares of common stock purchased under the employee stock purchase plan were 68,547, 70,768 and 62,467 for the fiscal years ended 2017, 2016 and 2015 respectively.

Stock Option Plans
The company has stock option plans under which options to purchase the company's stock may be granted to employees and non-employee directors at a price not less than the market price of the company's common stock on the date of grant. Under the current award program, all options become exercisable between one and three years from date of grant and expire ten years from date of grant. Most options are subject to graded vesting with the related compensation expense recognized on a straight-line basis over the requisite service period.

The company estimated the fair value of employee stock options on the date of grant using the Black-Scholes model. In determining these values, the following weighted-average assumptions were used for the options granted during the fiscal years indicated.

	2017	2016	2015
Risk-free interest rates (1)	1.01%	1.51%	1.46%
Expected term of options (2)	4.0 years	4.0 years	4.0 years
Expected volatility (3)	26%	33%	36%
Dividend yield (4)	2.13%	2.03%	1.85%
Weighted-average grant-date fair value of stock options:
Granted with exercise prices equal to the fair market value of the stock on the date of grant	$5.50	$6.73	$7.74
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
(4) Represents the company's estimated cash dividend yield over the expected term of options.

61 2017 Annual Report

The following is a summary of the transactions under the company's stock option plans:

	Shares Under Option	Weighted-Average Exercise Prices	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Outstanding at May 28, 2016	921,380	$25.80	4.20	$5.5
Granted at market	745,141	$31.86
Exercised	(327,299)	$28.84
Forfeited or expired	(9,520)	$38.11
Outstanding at June 3, 2017	1,329,702	$28.36	7.26	$5.8
Ending vested + expected to vest	1,325,647	$28.35	7.25	$5.8
Exercisable at end of period	498,522	$22.95	4.37	$4.9

The weighted-average remaining recognition period of the outstanding stock options at June 3, 2017 was 0.90 years. The total pre-tax intrinsic value of options exercised during fiscal 2017, 2016 and 2015 was $1.3 million, $2.3 million and $2.4 million, respectively. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the company's closing stock price as of the end of the period presented, which would have been received by the option holders had all option holders exercised in-the-money options as of that date. Total cash received during fiscal 2017 from the exercise of stock options was $6.6 million.

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

	2017
	Shares	Weighted Average Grant-Date Fair Value
Outstanding at May 28, 2016	20,823	$21.35
Vested	(20,323)	$21.38
Forfeited	(500)	$20.17
Outstanding at June 3, 2017	—	$—

The fair value of the shares that vested during the twelve months ended June 3, 2017, was $0.6 million. There were no restricted stock grants granted during fiscal 2017, 2016 or 2015.

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

Herman Miller, Inc. and Subsidiaries 62

The following is a summary of restricted stock unit transactions for the fiscal years indicated:

	Share Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value in Millions	Weighted-Average Remaining Contractual Term (Years)
Outstanding at May 28, 2016	377,861	$27.83	$12.0	1.40
Granted	114,778	$31.83
Forfeited	(12,951)	$29.25
Released	(94,736)	$28.70
Outstanding at June 3, 2017	384,952	$28.73	$12.6	1.14
Ending vested + expected to vest	379,037	29.30	$12.4	1.13

The weighted-average remaining recognition period of the outstanding restricted stock units at June 3, 2017, was 0.90 years. The fair value of the share units that vested during the twelve months ended June 3, 2017, was $3.0 million. The weighted average grant-date fair value of restricted stock units granted during 2017, 2016, and 2015 was $31.83, $29.03 and $30.38 respectively.

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

The following is a summary of performance share unit transactions for the fiscal years indicated:

	Share Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value in Millions	Weighted-Average Remaining Contractual Term (Years)
Outstanding at May 28, 2016	433,714	$31.74	$13.7	1.20
Granted	141,218	$29.40
Forfeited	(43,945)	$35.75
Released	(113,040)	$29.34
Outstanding at June 3, 2017	417,947	$31.18	$13.7	1.03
Ending vested + expected to vest	413,358	$31.23	$13.5	1.03

The weighted-average remaining recognition period of the outstanding performance share units at June 3, 2017, was 0.81 years. The fair value for shares that vested during the twelve months ended June 3, 2017, was $3.6 million. The weighted average grant-date fair value of performance share units granted during 2017, 2016, and 2015 was $29.40, $30.81 and $32.71 respectively.

Herman Miller Consumer Holdings Stock (HMCH) Option Plan
Certain employees were granted options to purchase stock of HMCH at a price not less than the market price of HMCH common stock on the date of grant. For the grants of options under the award program, options are potentially exercisable between one year and five years from date of grant and expire at the end of the window period that follows the fifth anniversary of the grant date. Vesting is based on the performance of HMCH over a period of five years. Certain of these options have been classified as liability awards as the holders have the right to put the underlying shares to the company immediately upon exercise. Given this, the awards are measured at fair value at the end of each reporting period and compensation expense is adjusted accordingly to reflect the fair value over the requisite service period. The company estimates the issuance date fair value of HMCH stock options on the date of grant using the Black-Scholes model. The expense for these awards was a benefit of $0.6 million during fiscal 2017 and the related liability for these awards was $0.3 million as of the end of fiscal 2017. The liability for the HMCH stock options is recorded within the Consolidated Balance Sheets within the "Other liabilities" line item.

63 2017 Annual Report

The following weighted-average assumptions were used to value the liability associated with HMCH stock options as of June 3, 2017 and May 28, 2016.

	2017	2016
Risk-free interest rates (1)	1.29%	1.07%
Expected term of options (2)	2.1 years	3.1 years
Expected volatility (3)	35%	35%
Dividend yield	not applicable	not applicable
Strike price	$24.39	24.39
Per share value (4)	$3.24	6.52
(1) Represents the U.S. Treasury yield over the same period as the expected option term.
(2) Represents the period of time that options granted are expected to be outstanding.
(3) Amount is determined based on analysis of historical price volatility of the common stock of peer companies over a period equal to the expected term of the options.
(4) Based on the Black-Scholes formula.

	Shares Under Option	Weighted-Average Exercise Prices	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Outstanding at May 28, 2016	500,376	$24.07	3.20	$0.4
Granted	40,425	$24.63
Exercised	(2,957)	$6.40
Forfeited	(11,600)	$24.39
Outstanding at June 3, 2017	526,244	$24.20	2.20	$0.1
Exercisable at end of period	46,758	$22.30	2.20	$0.1

The total pre-tax intrinsic value of HMCH options exercised during fiscal 2017 was $0.1 million. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the HMCH market price, less the strike price, as of the end of the period presented, which would have been received by the option holders had all option holders exercised in-the-money options as of that date.

Deferred Compensation Plan
The Herman Miller, Inc. Executive Equalization Retirement Plan is a supplemental deferred compensation plan and was made available for salary deferrals and company contributions beginning in January 2008. The plan is available to a select group of management or highly compensated employees who are selected for participation by the Executive Compensation Committee of the Board of Directors. The plan allows participants to defer up to 50 percent of their base salary and up to 100 percent of their incentive cash bonus. Company contributions to the plan “mirror” the amounts the company would have contributed to the various qualified retirement plans had the employee's compensation not been above the IRS statutory ceiling ($270,000 in 2017). The company does not guarantee a rate of return for these funds. Instead, participants make investment elections for their deferrals and company contributions. Investment options are the same as those available under the Herman Miller Profit Sharing and 401(k) Plan, except for company stock, which is not an investment option under this plan.

The Nonemployee Officer and Director Deferred Compensation Plan allows the Board of Directors of the company to defer a portion of their annual director fee. Investment options are the same as those available under the Herman Miller Profit Sharing and 401(k) Plan, including company stock.

In accordance with the terms of the Executive Equalization Plan and Nonemployee Officer and Director Deferred Compensation Plan, the salary and bonus deferrals, company contributions and director fee deferrals have been placed in a Rabbi trust. The assets in the Rabbi trust remain subject to the claims of creditors of the company and are not the property of the participant. Investments in securities other than the company's common stock are included within the Other assets line item, while investments in the company's stock are included in the line item Key executive deferred compensation in the company's Consolidated Balance Sheets. A liability of the same amount is recorded on the Consolidated Balance Sheets within the Other liabilities line item. Investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized within the company's Consolidated Statements of Comprehensive Income in the Interest and other investment income line item. The associated changes to the liability are recorded as compensation expense within the Selling, general and administrative line item within the company's Consolidated Statements of Comprehensive Income. The net effect of any change to the asset and corresponding liability is offset and has no impact on Net earnings in the Consolidated Statements of Comprehensive Income.

Herman Miller, Inc. and Subsidiaries 64

Director Fees
Company directors may elect to receive their director fees in one or more of the following forms: cash, deferred compensation in the form of shares or other selected investment funds, unrestricted company stock at the market value at the date of election or stock options that vest in one year and expire in ten years. The exercise price of the stock options granted may not be less than the market price of the company's common stock on the date of grant. Under the plan, the Board members received the following shares or options in the fiscal years indicated:

	2017	2016	2015
Shares of common stock	9,982	21,988	13,752
Shares through the deferred compensation program	2,582	3,118	—

10. Income Taxes

The components of earnings before income taxes are as follows:

(In millions)	2017	2016	2015
Domestic	$131.4	$154.9	$142.5
Foreign	46.2	41.7	2.7
Total	$177.6	$196.6	$145.2

The provision (benefit) for income taxes consists of the following:

(In millions)	2017	2016	2015
Current: Domestic - Federal	$28.7	$36.4	$43.6
Domestic - State	2.3	6.4	6.3
Foreign	11.1	6.3	6.1
	42.1	49.1	56.0
Deferred: Domestic - Federal	9.2	7.5	(5.9)
Domestic - State	2.8	0.2	(0.6)
Foreign	1.0	2.7	(2.3)
	13.0	10.4	(8.8)
Total income tax provision	$55.1	$59.5	$47.2

The following table represents a reconciliation of income taxes at the United States statutory rate with the effective tax rate as follows:

(In millions)	2017	2016	2015
Income taxes computed at the United States Statutory rate of 35%	$62.2	$68.8	$50.8
Increase (decrease) in taxes resulting from:
Foreign statutory rate differences	(5.7)	(4.3)	(1.0)
Manufacturing deduction under the American Jobs Creation Act of 2004	(3.4)	(4.8)	(4.8)
State taxes	3.8	5.2	4.2
Tax on undistributed foreign earnings	—	—	(3.9)
United Kingdom patent box deduction for research and development	(2.6)	(1.7)	(0.3)
Sale of manufacturing facility in the United Kingdom	—	(1.6)	—
Other, net	0.8	(2.1)	2.2
Income tax expense	$55.1	$59.5	$47.2
Effective tax rate	31.1%	30.3%	32.6%

65 2017 Annual Report

The tax effects and types of temporary differences that give rise to significant components of the deferred tax assets and liabilities at June 3, 2017 and May 28, 2016, are as follows:

(In millions)	2017	2016
Deferred tax assets:
Compensation-related accruals	$22.7	$23.2
Accrued pension and post-retirement benefit obligations	10.9	9.2
Deferred revenue	5.3	5.6
Inventory related	4.1	3.8
Reserves for uncollectible accounts and notes receivable	1.0	1.2
Other reserves and accruals	6.1	3.0
Warranty	17.0	15.7
State and local tax net operating loss carryforwards and credits	2.7	5.7
Federal net operating loss carryforward	5.0	7.1
Foreign tax net operating loss carryforwards and credits	10.0	14.6
Accrued step rent and tenant reimbursements	4.7	1.9
Other	4.2	2.8
Subtotal	93.7	93.8
Valuation allowance	(10.0)	(10.6)
Total	$83.7	$83.2

Deferred tax liabilities:
Book basis in property in excess of tax basis	$(37.4)	$(24.8)
Intangible assets	(47.3)	(47.4)
Other	(3.2)	(2.2)
Total	$(87.9)	$(74.4)
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

At June 3, 2017, the company had state and local tax NOL carry-forwards of $36.0 million, the state tax benefit of which was $2.2 million, which have various expiration periods from 2 to 21 years. The company also had state credits with a state tax benefit of $0.5 million, which expire in 3 to 6 years. For financial statement purposes, the NOL carry-forwards and state tax credits have been recognized as deferred tax assets, subject to a valuation allowance of $1.5 million.

At June 3, 2017, the company had federal NOL carry-forwards of $14.2 million, the tax benefit of which was $5.0 million, which expire in 12 years. For financial statement purposes, the NOL carry-forwards have been recognized as deferred tax assets.

At June 3, 2017, the company had federal deferred assets of $2.0 million, the tax benefit of which is $0.7 million, which is related to investments in various foreign joint ventures. For financial statement purposes, the assets have been recognized as deferred tax assets, subject to a valuation allowance of $0.7 million.

At June 3, 2017, the company had foreign net operating loss carry-forwards of $43.6 million, the tax benefit of which is $9.9 million, which have expiration periods from 11 years to an unlimited term. The company also had foreign tax credits with a tax benefit of $0.1 million which expire in 3 years. For financial statement purposes, NOL carry-forwards and foreign tax credits have been recognized as deferred tax assets, subject to a valuation allowance of $7.4 million.

At June 3, 2017, the company had foreign deferred assets of $2.3 million, the tax benefit of which is $0.4 million, which is related to various deferred taxes in Hong Kong and buildings in the United Kingdom. For financial statement purposes, the assets have been recognized as deferred tax assets, subject to a valuation allowance of $0.4 million.

The company has not provided for United States income taxes on undistributed earnings of foreign subsidiaries totaling approximately $135.0 million. Recording deferred income taxes on these undistributed earnings is not required, because these earnings have been deemed to be indefinitely reinvested. These amounts would be subject to possible U.S. taxation only if remitted as dividends. The determination of the hypothetical amount of unrecognized deferred U.S. taxes on undistributed earnings of foreign entities is not practicable.

Herman Miller, Inc. and Subsidiaries 66

The components of the company's unrecognized tax benefits are as follows:

(In millions)
Balance at May 30, 2015	$1.8
Increases related to current year income tax positions	0.4
Increases related to prior year income tax positions	0.1
Decreases related to prior year income tax positions	(0.1)
Decreases related to lapse of applicable statute of limitations	(0.1)
Decreases related to settlements	(0.4)
Balance at May 28, 2016	1.7
Increases related to current year income tax positions	0.3
Increases related to prior year income tax positions	1.1
Decreases related to prior year income tax positions	(0.1)
Decreases related to lapse of applicable statute of limitations	(0.1)
Decreases related to settlements	(0.1)
Balance at June 3, 2017	$2.8

The company's effective tax rate would have been affected by the total amount of unrecognized tax benefits had this amount been recognized as a reduction to income tax expense.

The company recognizes interest and penalties related to unrecognized tax benefits through Income tax expense in its Consolidated Statements of Comprehensive Income. Interest and penalties and the related liability, which are excluded from the table above, were as follows for the periods indicated:

(In millions)	June 3, 2017	May 28, 2016	May 30, 2015
Interest and penalty expense (income)	$0.2	$(0.1)	$0.4

Liability for interest and penalties	$0.8	$0.7

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

During the year, the company has closed the audit of fiscal year 2016 with the Internal Revenue Service under the Compliance Assurance Process (CAP). For the majority of the remaining tax jurisdictions, the company is no longer subject to state and local, or non-U.S. income tax examinations by tax authorities for fiscal years before 2014.

11. Fair Value of Financial Instruments

The company's financial instruments consist of cash equivalents, marketable securities, accounts and notes receivable, deferred compensation plan, accounts payable, debt, redeemable noncontrolling interests and foreign currency exchange contracts. The company's financial instruments, other than long-term debt, are recorded at fair value. The fair value of fixed rate debt was based on third-party quotes (Level 2). The carrying value and fair value of the company's long-term debt, including current maturities, is as follows for the periods indicated:

(In millions)	June 3, 2017	May 28, 2016
Carrying value	$199.9	$221.9
Fair value	$213.0	$241.7

The following describes the methods the company uses to estimate the fair value of financial assets and liabilities, of which there have been no significant changes in the current period:

Available-for-sale securities — The company's available-for-sale marketable securities primarily include exchange equity and fixed income mutual funds and government obligations. These investments are recorded at fair value using quoted prices for similar securities.

67 2017 Annual Report

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

Other — The company's redeemable noncontrolling interests are deemed to be a nonrecurring level 3 fair value measurement. Refer to Note 15 for further information regarding redeemable noncontrolling interests. The purchase price allocation performed to determine fair value of the underlying assets and liabilities associated with the equity investment in Naughtone utilized nonrecurring level 3 fair value measurements. Refer to Note 4 for further information regarding the investment in Naughtone. Nonrecurring level 3 fair value measurements were used to determine the fair value of the Nemschoff trade name, which was impaired during fiscal 2017. Refer to Note 16 for further information regarding the Nemschoff trade name impairment. Nonrecurring level 3 fair value measurements were used to determine the fair value of the building and the related financing liability associated with a construction-type lease related to a new DWR studio in Palo Alto, California. Refer to Note 5 for further information related to this lease.

The following tables set forth financial assets and liabilities measured at fair value in the Consolidated Balance Sheets and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of June 3, 2017 and May 28, 2016:

(In millions)	Fair Value Measurements
	June 3, 2017		May 28, 2016
Financial Assets	Quoted Prices With Other Observable Inputs (Level 2)	Management Estimates (Level 3)	Quoted Prices With Other Observable Inputs (Level 2)	Management Estimates (Level 3)
Available-for-sale securities:
Mutual funds - fixed income	$7.7	$—	$6.4	$—
Mutual funds - equity	0.9	—	0.7	—
Government obligations	—	—	0.4	—
Foreign currency forward contracts	0.5	—	0.5	—
Interest rate swap agreement	3.3	—	—	—
Deferred compensation plan	12.8	—	7.9	—
Total	$25.2	$—	$15.9	$—

Financial Liabilities
Foreign currency forward contracts	$0.6	$—	$0.8	$—
Contingent consideration	—	0.5	—	2.7
Total	$0.6	$0.5	$0.8	$2.7

The table below presents a reconciliation for liabilities measured at fair value using significant unobservable inputs (Level 3) (in millions):

(In millions)
Contingent Consideration	June 3, 2017	May 28, 2016
Beginning balance	$2.7	$2.6
Net realized gains	(0.2)	—
Foreign currency translation adjustments	—	(0.1)
Settlements	(2.0)	(2.5)
Purchases or additions	—	2.7
Ending balance	$0.5	$2.7

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

Herman Miller, Inc. and Subsidiaries 68

The following is a summary of the carrying and market values of the company's marketable securities as of the dates indicated:

	June 3, 2017				May 28, 2016
(In millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value	Cost	Unrealized Gain	Unrealized Loss	Market Value
Mutual funds - fixed income	$7.6	$0.1	$—	$7.7	$6.4	$—	$—	$6.4
Mutual funds - equity	0.9	—	—	0.9	0.7	—	—	0.7
Government obligations	—	—	—	—	0.4	—	—	0.4
Total	$8.5	$0.1	$—	$8.6	$7.5	$—	$—	$7.5

Adjustments to the fair value of available-for-sale securities are recorded as increases or decreases, net of income taxes, within Accumulated other comprehensive loss in stockholders’ equity. These adjustments are also included within the caption Unrealized holding gain within the Condensed Consolidated Statements of Comprehensive Income. Unrealized gains recognized in the company's Condensed Consolidated Statement of Comprehensive Income related to available-for-sale securities were $0.1 million and zero for the fiscal years ended June 3, 2017 and May 28, 2016, respectively. The cost of securities sold is based on the specific identification method; realized gains and losses resulting from such sales are included in the Condensed Consolidated Statements of Comprehensive Income within "Other, net".

The company reviews its investment portfolio for any unrealized losses that would be deemed other-than-temporary and require the recognition of an impairment loss in earnings. If the cost of an investment exceeds its fair value, the company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than its cost, the company's intent to hold the investment and whether it is more likely than not that the company will be required to sell the investment before recovery of the cost basis. The company also considers the type of security, related industry and sector performance and published investment ratings. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. If conditions within individual markets, industry segments or macro-economic environments deteriorate, the company could incur future impairments.

The company views its available-for-sale portfolio as available for use in its current operations. Accordingly, the investments are recorded within Current Assets within the Condensed Consolidated Balance Sheets.

Derivative Instruments and Hedging Activities
Foreign Currency Forward Contracts
The company transacts business in various foreign currencies and has established a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. Under this program, the company's strategy is to have increases or decreases in our foreign currency exposures offset by gains or losses on the foreign currency forward contracts to mitigate the risks and volatility associated with foreign currency transaction gains or losses. These foreign currency exposures typically arise from net liability or asset exposures in non-functional currencies on the balance sheets of our foreign subsidiaries. These foreign currency forward contracts generally settle within 30 days and are not used for trading purposes. These forward contracts are not designated as hedging instruments. Accordingly, we record the fair value of these contracts as of the end of the reporting period in the Consolidated Balance Sheets with changes in fair value recorded within the Consolidated Statements of Comprehensive Income. The balance sheet classification for the fair values of these forward contracts is to Other current assets for unrealized gains and to Other accrued liabilities for unrealized losses. The Consolidated Statements of Comprehensive Income classification for the fair values of these forward contracts is to Other expenses (income): Other, net, for both realized and unrealized gains and losses.

The notional amounts of the forward contracts held to purchase and sell U.S. dollars in exchange for other major international currencies were $36.1 million and $64.3 million as of June 3, 2017 and May 28, 2016, respectively. The notional amounts of the foreign currency forward contracts held to purchase and sell British pound sterling in exchange for other major international currencies were £19.4 million and £31.2 million as of June 3, 2017 and May 28, 2016, respectively. The company also has other forward contracts related to other currency pairs at varying notional amounts.

Interest Rate Swaps
During the fiscal year ended June 3, 2017, the company entered into an interest rate swap agreement with an aggregate notional amount of $150.0 million, a forward start date of January 3, 2018 and a termination date of January 3, 2028. The company expects to borrow on its variable rate LIBOR-based revolving credit facility in order to pay off the existing $150.0 million of Series B Senior Notes. The interest rate swap is expected to be utilized to effectively convert the $150.0 million of outstanding indebtedness from a LIBOR-based floating interest rate, plus applicable margin, to a 1.949 percent fixed interest rate plus applicable margin under the agreement as of the forward start date.

69 2017 Annual Report

The company enters into interest rate swap agreements to manage its exposure to interest rate changes and its overall cost of borrowing. The company's interest rate swap agreement was entered into to exchange variable rate interest payments for fixed rate payments over the life of the agreement without the exchange of the underlying notional amounts. The notional amount of the interest rate swap agreement is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The differential paid or received on the interest rate swap agreement is recognized as an adjustment to interest expense.

The interest rate swap was a designated cash flow hedge at inception and remains an effective accounting hedge as of June 3, 2017. Since a designated derivative meets hedge accounting criteria, the fair value of the hedge is recorded in the Consolidated Statement of Stockholders’ Equity as a component of Accumulated other comprehensive loss, net of tax. The ineffective portion of the change in fair value of the derivative is immediately recognized in earnings. The interest rate swap agreement is assessed for hedge effectiveness on a quarterly basis.

Effects of Derivatives on the Financial Statements
The effects of derivatives on the consolidated financial statements were as follows for the fiscal years ended 2017 and 2016 (amounts presented exclude any income tax effects):

(In millions)	Balance Sheet Location	June 3, 2017	May 28, 2016
Designated derivatives:
Interest rate swap	Long-term assets: Other assets	$3.3	$—
Non-designated derivatives:
Foreign currency forward contracts	Current assets: Other	$0.5	$0.5
Foreign currency forward contracts	Current liabilities: Other accrued liabilities	$0.6	$0.8

(In millions)		Fiscal Year
	Statement of Comprehensive Income Location	June 3, 2017	May 28, 2016	May 30, 2015
Gain recognized on foreign currency forward contracts	Other expenses (income): Other, net	$(1.2)	$(0.7)	$(2.1)

The gain recorded, net of income taxes, in Other comprehensive loss for the effective portion of designated derivatives was as follows for the periods presented below:

(In millions)	Fiscal Year
	June 3, 2017	May 28, 2016	May 30, 2015
Interest rate swap	$2.1	$—	$—

For fiscal 2017, 2016 and 2015, there were zero gains or losses recognized against earnings for hedge ineffectiveness and zero gains or losses reclassified from Accumulated other comprehensive loss into earnings. The company expects zero to be reclassified from Accumulated other comprehensive loss to earnings, in the next fiscal year, related to the interest rate swap.

12. Warranties, Guarantees and Contingencies

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

(In millions)	2017	2016	2015
Accrual balance, beginning	$43.9	$39.3	$37.7
Accrual for warranty matters	22.8	25.5	25.0
Settlements	(19.0)	(20.9)	(23.4)
Accrual balance, ending	$47.7	$43.9	$39.3

Herman Miller, Inc. and Subsidiaries 70

Other Guarantees
The company is periodically required to provide performance bonds in order to conduct business with certain customers. These arrangements are common and generally have terms ranging between one and three years. The bonds are required to provide assurances to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The performance bonds are provided by various bonding agencies and the company is ultimately liable for claims that may occur against them. As of June 3, 2017, the company had a maximum financial exposure related to performance bonds of approximately $9.7 million. The company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not significantly affect the company's financial statements. Accordingly, no liability has been recorded as of June 3, 2017 and May 28, 2016.

The company periodically enters into agreements in the normal course of business that may include indemnification clauses regarding patent or trademark infringement and service losses. Service losses represent all direct or consequential loss, liability, damages, costs and expenses incurred by the customer or others resulting from services rendered by the company, the dealer, or certain sub-contractors, due to a proven negligent act. The company has no history of claims, nor is it aware of circumstances that would require it to perform under these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not significantly affect the company's financial statements. Accordingly, no liability has been recorded as of June 3, 2017 and May 28, 2016.

The company has entered into standby letter of credit arrangements for the purpose of protecting various insurance companies and lessors against default on insurance premium and lease payments. As of June 3, 2017, the company had a maximum financial exposure from these standby letters of credit of approximately $8.3 million, all of which is considered usage against the company's revolving credit facility. The company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not significantly affect the company's financial statements. Accordingly, no liability has been recorded as of June 3, 2017 and May 28, 2016.

Contingencies
The company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the company's Consolidated Financial Statements.

As of the end of fiscal 2017, outstanding commitments for future purchase obligations approximated $45.4 million.

13. Operating Segments

The company's reportable segments consist of North American Furniture Solutions, ELA ("EMEA, Latin America, and Asia Pacific") Furniture Solutions, Specialty and Consumer. The North American Furniture Solutions reportable segment includes the operations associated with the design, manufacture and sale of furniture products for work-related settings, including office, education, and healthcare environments, throughout the United States and Canada. ELA Furniture Solutions includes the operations associated with the design, manufacture, and sale of furniture products, primarily for work-related settings, in the EMEA, Latin America and Asia-Pacific geographic regions. Specialty includes the operations associated with the design, manufacture, and sale of high-craft furniture products and textiles including Geiger wood products, Maharam textiles, and Herman Miller Collection products. The Consumer segment includes the operations associated with the sale of modern design furnishings and accessories to third party retail distributors, as well as direct to consumer sales through eCommerce and DWR studios. The company also reports a Corporate category consisting primarily of unallocated corporate expenses including acquisition-related costs and other unallocated corporate costs.

Subsequent to the end of fiscal 2017, the company implemented an organizational change that will result in the Nemschoff subsidiary joining the Specialty operating segment rather than the North American Furniture Solutions segment. Beginning in the first quarter of fiscal 2018, the company will recast the results of the Specialty segment to include the results of the Nemschoff subsidiary.

71 2017 Annual Report

The performance of the operating segments is evaluated by the company's management using various financial measures. The following is a summary of certain key financial measures for the respective fiscal years indicated:

(In millions)	2017	2016	2015

Net Sales:
North American Furniture Solutions	$1,342.2	$1,331.8	$1,241.9
ELA Furniture Solutions	385.5	412.6	409.9
Specialty	232.4	231.8	219.9
Consumer	318.1	288.7	270.5
Corporate	—	—	—
Total	$2,278.2	$2,264.9	$2,142.2

Depreciation and Amortization:
North American Furniture Solutions	$32.0	$27.9	$26.5
ELA Furniture Solutions	8.8	8.5	8.2
Specialty	7.5	7.4	7.4
Consumer	10.2	8.6	7.3
Corporate	0.4	0.6	0.4
Total	$58.9	$53.0	$49.8

Operating Earnings (Losses):
North American Furniture Solutions	$137.7	$152.0	$125.2
ELA Furniture Solutions	30.8	35.3	25.9
Specialty	17.7	16.4	13.5
Consumer	5.3	8.1	14.7
Corporate	(0.7)	(0.3)	(15.9)
Total	$190.8	$211.5	$163.4

Capital Expenditures:
North American Furniture Solutions	$47.1	$56.8	$31.7
ELA Furniture Solutions	8.5	15.0	20.3
Specialty	9.7	3.1	3.7
Consumer	22.0	10.2	7.9
Corporate	—	—	—
Total	$87.3	$85.1	$63.6

Total Assets:
North American Furniture Solutions	$533.6	$531.7	$504.5
ELA Furniture Solutions	230.3	218.4	235.4
Specialty	157.9	147.3	151.6
Consumer	276.4	245.3	231.8
Corporate	108.1	92.5	69.4
Total	$1,306.3	$1,235.2	$1,192.7

Goodwill:
North American Furniture Solutions	$135.8	$135.8	$135.8
ELA Furniture Solutions	40.1	40.9	41.9
Specialty	49.8	49.8	49.8
Consumer	78.8	78.8	75.6
Corporate	—	—	—
Total	$304.5	$305.3	$303.1
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

Herman Miller, Inc. and Subsidiaries 72

The company's product offerings consist primarily of office furniture systems, seating, freestanding furniture, storage and casegoods. These product offerings are marketed, distributed and managed primarily as a group of similar products on an overall portfolio basis. The following is a summary of net sales estimated by product category for the respective fiscal years indicated.

(In millions)	2017	2016	2015
Net Sales:
Systems	$639.0	$656.8	$563.4
Seating	894.8	855.5	805.5
Freestanding and storage	428.8	456.9	484.1
Other (1)	315.6	295.7	289.2
Total	$2,278.2	$2,264.9	$2,142.2

(1) “Other” primarily consists of textiles or uncategorized product sales and service sales.

Sales by geographic area are based on the location of the customer. Long-lived assets consist of long-term assets of the company, excluding financial instruments, deferred tax assets and long-term intangibles. The following is a summary of geographic information for the respective fiscal years indicated. Individual foreign country information is not provided as none of the individual foreign countries in which the company operates are considered material for separate disclosure based on quantitative and qualitative considerations.

(In millions)	2017	2016	2015
Net Sales:
United States	$1,690.1	$1,757.0	$1,640.6
International	588.1	507.9	501.6
Total	$2,278.2	$2,264.9	$2,142.2

(In millions)	2017	2016	2015
Long-lived assets:
United States	$328.6	$254.8	$224.2
International	45.3	48.1	53.8
Total	$373.9	$302.9	$278.0

The company estimates that no single dealer accounted for more than 5 percent of the company's net sales in the fiscal year ended June 3, 2017. The company estimates that its largest single end-user customer accounted for $102 million, $88 million and $97 million of the company's net sales in fiscal 2017, 2016 and 2015, respectively. This represents approximately 5 percent, 4 percent and 5 percent of the company's net sales in fiscal 2017, 2016 and 2015, respectively.

Approximately 15 percent of the company's employees are covered by collective bargaining agreements, most of whom are employees of its Nemschoff, Herman Miller Ningbo, and Herman Miller Dongguan subsidiaries.

73 2017 Annual Report

14. Accumulated Other Comprehensive Loss

The following table provides an analysis of the changes in accumulated other comprehensive loss for the years ended June 3, 2017, May 28, 2016 and May 30, 2015:

	Year Ended
(In millions)	June 3, 2017	May 28, 2016	May 30, 2015
Cumulative translation adjustments at beginning of period	$(29.6)	$(20.8)	$(11.1)
Translation adjustments (net of tax of $ - , ($0.3) and $0.3)	(7.2)	(8.8)	(9.7)
Balance at end of period	(36.8)	(29.6)	(20.8)
Pension and other post-retirement benefit plans at beginning of period	(34.9)	(35.4)	(26.8)
Adjustments to pension and other post-retirement benefit plans (net of tax of $3.7, ($0.7) and $2.6)	(14.5)	(2.0)	(10.0)
Reclassification to earnings - operating expenses (net of tax of ($0.4), ($0.7) and ($0.4))	1.8	2.5	1.4
Balance at end of period	(47.6)	(34.9)	(35.4)
Interest rate swap agreement at beginning of period	—	—	—
Valuation adjustments (net of tax of ($1.2), $ - and $ -)	2.1	—	—
Balance at end of period	2.1	—	—
Available-for-sale Securities at beginning of period	—	—	—
Unrealized holding gain (net of tax of $ - , $ - and $ -)	0.1	—	—
Balance at end of period	0.1	—	—
Total accumulated other comprehensive loss	$(82.2)	$(64.5)	$(56.2)

15. Redeemable Noncontrolling Interests

Redeemable noncontrolling interests are reported on the Consolidated Balance Sheets in mezzanine equity within the caption Redeemable noncontrolling interests. The company recognizes changes to the redemption value of redeemable noncontrolling interests as they occur and adjusts the carrying value to equal the redemption value at the end of each reporting period subject to a “floor” amount that is equal to the fair value of the redeemable noncontrolling interests at the time they were originally recorded. The redemption amounts have been estimated based on the fair value of the subsidiary, determined based on a weighting of the discounted cash flow and market methods. This represents a level 3 fair value measurement.

Changes in the company’s Redeemable noncontrolling interests for the years ended June 3, 2017 and May 28, 2016 are as follows:

	Year Ended
(In millions)	June 3, 2017	May 28, 2016
Balance at beginning of period	$27.0	$30.4
Purchase of redeemable noncontrolling interests	(1.5)	—
Net income attributable to redeemable noncontrolling interests	0.2	0.5
Redemption value adjustment	(1.2)	(4.0)
Other adjustments	0.1	0.1
Balance at end of period	$24.6	$27.0

16. Restructuring and Impairment Activities

2017 Restructuring and Impairment Charges
The company recognized asset impairment expense totaling $7.1 million associated with the Nemschoff trade name for the fiscal year 2017. Forecasts developed during the fourth quarter of fiscal 2017 indicated future revenue and profitability no longer supported the value of the trade name intangible asset. The company also recognized restructuring expenses of $5.4 million related to targeted workforce reductions within the North America, ELA, Specialty and Consumer segments. The restructuring actions were deemed to be complete at June 3, 2017 and final payments are expected to be made over the course of the next fiscal year. These charges have been reflected separately as "Restructuring and impairment expenses" in the Consolidated Statements of Comprehensive Income and are included within Operating earnings for the North America, ELA, Specialty and Consumer segments within segment reporting in Note 13.

Herman Miller, Inc. and Subsidiaries 74

The following table provides an analysis of the changes in restructuring costs reserve for the fiscal year ended June 3, 2017:

Year Ended
(In millions)	June 3, 2017
Beginning Balance	$0.4
Restructuring expenses	5.4
Payments	(3.4)
Ending Balance	$2.4

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

These charges have been reflected separately as "Restructuring and impairment expenses" in the Consolidated Statements of Comprehensive Income and are included in the Corporate segment within the segment reporting within Note 13.

17. Subsequent Event

On June 12, 2017, the company entered into an interest rate swap agreement (“Swap Transaction”) to manage its exposure to fluctuations in variable interest rates. The Swap Transaction is for an aggregate notional amount of $75.0 million with a forward start date of January 3, 2018 and a termination date of January 3, 2028.

On July 25, 2017, the company made a voluntary contribution of $12.0 million to the plan assets of the international pension benefit plan, which will result in a reduction to the reported unfunded status of the international pension benefit plan in the next fiscal year.

On July 31, 2017, the company sold a branch of its wholly-owned, multi-location, contract furniture dealership in Canada. As a result of the transaction, the company received an initial payment of approximately $2 million at closing. This payment excluded the purchase consideration related to the value of accounts receivable of the divested dealership, which will be paid by the buyer in the future as such receivables are collected, over a period not to exceed 120 days. The total gain related to the sale is not expected to be material to the company's financial statements. The operations associated with the dealership related to the North American Furniture Solutions segment.

18. Quarterly Financial Data (Unaudited)

Set forth below is a summary of the quarterly operating results on a consolidated basis for the years ended June 3, 2017, May 28, 2016, and May 30, 2015.

75 2017 Annual Report

(In millions, except per share data)		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017	Net sales	$598.6	$577.5	$524.9	$577.2
	Gross margin (1)	230.0	218.0	195.5	220.9
	Net earnings attributable to Herman Miller, Inc.	36.3	31.7	22.5	33.4
	Earnings per share-basic (1)	0.61	0.53	0.38	0.56
	Earnings per share-diluted	0.60	0.53	0.37	0.55

2016	Net sales	$565.4	$580.4	$536.5	$582.6
	Gross Margin	216.8	224.4	207.8	225.2
	Net earnings attributable to Herman Miller, Inc. (1)	33.5	34.7	27.9	40.7
	Earnings per share-basic	0.56	0.58	0.46	0.68
	Earnings per share-diluted	0.56	0.57	0.46	0.67

2015	Net sales	$509.7	$565.4	$516.4	$550.7
	Gross margin	185.6	205.7	190.5	209.6
	Net earnings attributable to Herman Miller, Inc. (1)	25.2	27.8	21.0	23.4
	Earnings per share-basic	0.43	0.47	0.35	0.39
	Earnings per share-diluted	0.42	0.46	0.35	0.39
(1) The sum of the quarters does not equal the annual balance reflected in the Consolidated Statements of Comprehensive Income due to rounding associated with the calculations on an individual quarter basis.

Herman Miller, Inc. and Subsidiaries 76

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of June 3, 2017, based on the original framework in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes the company's internal control over financial reporting was effective as of June 3, 2017.

Ernst & Young LLP has issued an attestation report on the effectiveness of our internal control over financial reporting, which is included herein.

/s/ Brian C. Walker
Brian C. Walker
Chief Executive Officer

/s/ Jeffrey M. Stutz
Jeffrey M. Stutz
Chief Financial Officer

77 2017 Annual Report

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Herman Miller, Inc.

We have audited Herman Miller, Inc.’s internal control over financial reporting as of June 3, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Herman Miller, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Herman Miller, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 3, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the fiscal 2017 consolidated financial statements of Herman Miller, Inc., and our report dated August 1, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Grand Rapids, Michigan
August 1, 2017

Herman Miller, Inc. and Subsidiaries 78

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Herman Miller, Inc.

We have audited the accompanying consolidated balance sheets of Herman Miller, Inc. as of June 3, 2017 and May 28, 2016, and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended June 3, 2017. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Herman Miller, Inc. at June 3, 2017 and May 28, 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 3, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Herman Miller, Inc.’s internal control over financial reporting as of June 3, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 1, 2017 expressed unqualified opinion thereon.

/s/ Ernst & Young LLP
Grand Rapids, Michigan
August 1, 2017

79 2017 Annual Report

Item 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

Item 9A CONTROLS AND PROCEDURES

(a)
Disclosure Controls and Procedures. Under the supervision and with the participation of management, the company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 3, 2017 and have concluded that as of that date, the company's disclosure controls and procedures were effective.

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

(c)
Changes in Internal Control Over Financial Reporting. There were no changes in the company's internal control over financial reporting during the fourth quarter ended June 3, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B OTHER INFORMATION

None

Herman Miller, Inc. and Subsidiaries 80

PART III

Item 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers, Promoters and Control Persons
Information relating to directors and director nominees of the registrant is contained under the caption “Director and Executive Officer Information” in the company's definitive Proxy Statement, relating to the company's 2017 Annual Meeting of Stockholders, and the information within that section is incorporated by reference. Information relating to Executive Officers of the company is included in Part I hereof entitled “Executive Officers of the Registrant.”

Compliance with Section 16(a) of the Exchange Act
Information relating to compliance with Section 16(a) of the Exchange Act is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the company's definitive Proxy Statement, relating to the company's 2017 Annual Meeting of Stockholders, and the information within that section is incorporated by reference.

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

Corporate Governance
Information relating to the identification of the audit committee, audit committee financial experts, and director nomination procedures of the registrant is contained under the captions “Board Committees” and “Corporate Governance and Board Matters — Director Nominations” in the company's definitive Proxy Statement, relating to the company's 2017 Annual Meeting of Stockholders, and the information within these sections is incorporated by reference.

Item 11 EXECUTIVE COMPENSATION

Information relating to management remuneration is contained under the captions “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination, Death, Disability, Retirement or Change in Control,” “Director Compensation,” “Director Compensation Table,” and “Compensation Committee Interlocks and Insider Participation” in the company's definitive Proxy Statement, relating to the company's 2017 Annual Meeting of Stockholders, and the information within these sections is incorporated by reference. The information under the caption “Compensation Committee Report” is incorporated by reference, however, such information is not deemed filed with the Commission.

Item 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections entitled “Voting Securities and Principal Stockholders,” “Director and Executive Officer Information,” and “Equity Compensation Plan Information” in the definitive Proxy Statement, relating to the company's 2017 Annual Meeting of Stockholders, and the information within these sections is incorporated by reference.

Item 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions contained under the captions “Related Party Transactions,” and “Corporate Governance and Board Matters — Determination of Independence of Board Members” in the definitive Proxy Statement, relating to the company's 2017 Annual Meeting of Stockholders and the information within these sections is incorporated by reference.

Item 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning the payments to our principal accountants and the services provided by our principal accounting firm set forth under the caption “Disclosure of Fees Paid to Independent Auditors” in the Definitive Proxy Statement, relating to the company's 2017 Annual Meeting of Stockholders, and the information within that section is incorporated by reference.

81 2017 Annual Report

PART IV

Item 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	The following documents are filed as a part of this report:

	1.	Financial Statements

	The following Consolidated Financial Statements of the company are included in this Annual Report on Form 10-K on the pages noted:

			Page Number in this Form 10-K
	Consolidated Statements of Comprehensive Income		41
	Consolidated Balance Sheets		42
	Consolidated Statements of Stockholders' Equity		43
	Consolidated Statements of Cash Flows		44
	Notes to the Consolidated Financial Statements		45
	Management's Report on Internal Control over Financial Reporting		77
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting		78
	Report of Independent Registered Public Accounting Firm on Financial Statements		79

	2.	Financial Statement Schedule

	The following financial statement schedule and related Report of Independent Public Accountants on the Financial Statement Schedule are included in this Annual Report on Form 10-K on the pages noted:

			Page Number in this Form 10-K
	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule		84

	Schedule II-	Valuation and Qualifying Accounts and Reserves for the Years Ended June 3, 2017, May 28, 2016 and May 30, 2015	85

All other schedules required by Form 10-K Annual Report have been omitted because they were not applicable, included in the Notes to the Consolidated Financial Statements, or otherwise not required under instructions contained in Regulation S-X.

	3.	Exhibits

	Reference is made to the Exhibit Index which is included on pages 85-86.

Herman Miller, Inc. and Subsidiaries 82

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERMAN MILLER, INC.
/s/ Jeffrey M. Stutz
By	Jeffrey M. Stutz Chief Financial Officer (Principal Accounting Officer and Duly Authorized Signatory for Registrant)

Date:     August 1, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on, August 1, 2017 by the following persons on behalf of the Registrant in the capacities indicated.

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

83 2017 Annual Report

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Herman Miller, Inc.

We have audited the consolidated financial statements of Herman Miller, Inc. as of June 3, 2017 and May 28, 2016, and for each of the three years in the period ended June 3, 2017, and have issued our report thereon dated August 1, 2017 (included elsewhere in this Form 10K). Our audits also included the financial statement schedule listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this schedule based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Grand Rapids, Michigan
August 1, 2017

Herman Miller, Inc. and Subsidiaries 84

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Column A	Column B	Column C	Column D	Column E
Description	Balance at beginning of period	Charges to expenses or net sales	Deductions (3)	Balance at end of period
Year ended June 3, 2017:
Accounts receivable allowances — uncollectible accounts(1)	$3.4	$—	$(1.1)	$2.3

Accounts receivable allowances — credit memo(2)	$0.4	$—	$—	$0.4

Allowance for possible losses on notes receivable	$0.9	$—	$—	$0.9

Valuation allowance for deferred tax asset	$10.6	$(0.6)	$—	$10.0

Year ended May 28, 2016:
Accounts receivable allowances — uncollectible accounts(1)	$2.4	$2.3	$(1.3)	$3.4

Accounts receivable allowances — credit memo(2)	$0.4	$—	$—	$0.4

Allowance for possible losses on notes receivable	$1.0	$(0.1)	$—	$0.9

Valuation allowance for deferred tax asset	$11.1	$(1.5)	$1.0	$10.6

Year ended May 30, 2015:
Accounts receivable allowances — uncollectible accounts(1)	$3.4	$0.9	$(1.9)	$2.4

Accounts receivable allowances — credit memo (2)	$0.6	$—	$(0.2)	$0.4

Allowance for possible losses on notes receivable	$0.1	$0.9	$—	$1.0

Valuation allowance for deferred tax asset	$8.5	$(0.6)	$3.2	$11.1
(1) Activity under the “Charges to expense or net sales” column are recorded within selling, general and administrative expenses.
(2) Activity under the “Charges to expenses or net sales” column are recorded within net sales.
(3) Represents amounts written off, net of recoveries and other adjustments. Includes effects of foreign translation.

85 2017 Annual Report

EXHIBIT INDEX

(3)	Articles of Incorporation and Bylaws

	(a)	Restated Articles of Incorporation, dated October 4, 2013, is incorporated by reference from Exhibit 3(a) of Registrant's 2014 Form 10-K Annual Report (Commission File No. 001-15141).

	(b)	Amended and Restated Bylaws, dated July 13, 2015, is incorporated by reference from Exhibit 3 of the Registrant's Form 8-K dated July 17, 2015 (Commission File No. 001-15141). .

(4)	Instruments Defining the Rights of Security Holders

	(a)	Specimen copy of Herman Miller, Inc., common stock is incorporated by reference from Exhibit 4(a) of Registrant's 1981 Form 10-K Annual Report (Commission File No. 001-15141). .

(b)
Other instruments which define the rights of holders of long-term debt individually represent debt of less than 10% of total assets. In accordance with item 601(b)(4)(iii)(A) of regulation S-K, the Registrant agrees to furnish to the Commission copies of such agreements upon request.

(c)
Dividend Reinvestment Plan for Shareholders of Herman Miller, Inc., dated January 6, 1997, is incorporated by reference from Exhibit 4(d) of the Registrant's 1997 Form 10-K Annual Report (Commission File No. 000-05813).

(d)
Third Amended and Restated Credit agreement dated as of July 21, 2014 among Herman Miller, Inc. and various lenders is incorporated by reference from Exhibit 10.1 of the Registrant's Current Report on Form 8-K dated July 22, 2014 (Commission File No. 001-15141).

(10)	Material Contracts

(a)
Herman Miller, Inc. 2011 Long-Term Incentive Plan is incorporated by reference from Appendix I of the Registrant's Definitive Proxy Statement dated August 26, 2014, as amended, filed with the Commission as of August 26, 2014 (Commission File No. 001-15141). (1)

(b)
Herman Miller, Inc. Nonemployee Officer and Director Deferred Compensation Plan is incorporated by reference to Exhibit 10(b) of the Registrant's Report on Form 10-K dated July 26, 2016 (Commission File No. 001-15141). (1)

(c)	Form of Change in Control Agreement of the Registrant and James E. Christenson.

(d)	Herman Miller, Inc. Executive Equalization Retirement Plan is incorporated by reference from Exhibit 10 (d) of the Registrant's Form 10-K dated July 28, 2015 (Commission File No. 001-15141). (1)

(e)	Herman Miller, Inc. Executive Incentive Cash Bonus Plan dated April 24, 2006. (1)

(f)
Form of Herman Miller, Inc., Long-Term Incentive Plan Stock Option Agreement is incorporated by reference to Exhibit 10(f) of the Registrant's Report on Form 10-K dated July 26, 2016 (Commission File No. 001-15141). (1)

(g)
Form of Herman Miller, Inc., Long-Term Incentive Restricted Stock Unit Award is incorporated by reference to Exhibit 10(g) of the Registrant's Report on Form 10-K dated July 26, 2016 (Commission File No. 001-15141). (1)

(h)	Form of Herman Miller, Inc., Long-Term Incentive Performance Stock Unit EBITDA Award.(1)

(i)
Second Amendment to the Herman Miller, Inc. 2011 Long-Term Incentive Plan is incorporated by reference to Exhibit 10(i) of the Registrant's Report on Form 10-K dated July 26, 2016 (Commission File No. 001-15141). (1)

(j)
Form of Herman Miller, Inc. 2011 Long-Term Incentive Plan Performance Share Unit Award is incorporated by reference to Exhibit 10(j) of the Registrant's Report on Form 10-K dated July 26, 2016 (Commission File No. 001-15141). (1)

Herman Miller, Inc. and Subsidiaries 86

(k)
Employment Agreement between John Edelman and Design Within Reach is incorporated by reference from Exhibit 10(b) of the Registrant's Form 10-Q dated October 8, 2014 (Commission File No. 001-15141). (1)

(l)
Employment Agreement between John McPhee and Design Within Reach is incorporated by reference from Exhibit 10(c) of the Registrant's Form 10-Q dated October 8, 2014 (Commission File No. 001-15141). (1)

(m)
Stockholders' Agreement between HM Springboard, Inc., Herman Miller, Inc., John Edelman, and John McPhee is incorporated by reference from Exhibit 10(d) of the Registrant's Form 10-Q dated October 8, 2014 (Commission File No. 001-15141). (1)(3)

(n)	HM Springboard, Inc. Stock Option Plan is incorporated by reference from Exhibit 10(e) of the Registrant's Form 10-Q dated October 8, 2014 (Commission File No. 001-15141). (1)(3)

(o)
Third Amendment to the Herman Miller, Inc. 2011 Long-Term Incentive Plan is incorporated by reference to Exhibit 10(o) of the Registrant's Report on Form 10-K dated July 26, 2016 (Commission File No. 001-15141). (1)

(p)
Form of Herman Miller, Inc. 2011 Long-Term Incentive Plan Conditional Stock Option Award is incorporated by reference from Exhibit 10 (p) of the Registrant's Form 10-K dated July 28, 2015 (Commission File No. 001-15141). (1)

(q)
Trust Under the Herman Miller, Inc. Nonemployee Officer and Director Compensation Plan is incorporated by reference to Exhibit 10(q) of the Registrant's Report on Form 10-K dated July 26, 2016 (Commission File No. 001-15141). (1)

(21)	Subsidiaries

(23)(a)	Consent of Independent Registered Public Accounting Firm

(24)	Power of Attorney (included on the signature page to this Registration Statement)

(31)(a)	Certificate of the Chief Executive Officer of Herman Miller, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)(b)	Certificate of the Chief Financial Officer of Herman Miller, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)(a)	Certificate of the Chief Executive Officer of Herman Miller, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32)(b)	Certificate of the Chief Financial Officer of Herman Miller, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document(2)

101.SCH	XBRL Taxonomy Extension Schema Document(2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(2)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(2)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(2)

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

87 2017 Annual Report