Form 10-K/A
period 2017-06-03
MILLER HERMAN INC
filed 2017-08-02
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K/A

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

EXPLANATORY NOTE

This amendment to the Herman Miller, Inc. Annual Report on Form 10-K for the fiscal year ended June 3, 2017, originally filed with the SEC on August 1, 2017 (the "Original Filing"), is being filed to include a corrected copy of Exhibit 23(a), Consent of Independent Registered Public Accounting Firm. The Consent of Independent Registered Public Accounting Firm filed with the Original Filing inadvertently contained a typographical error such that the consent as filed did not conform to the consent provided by the auditors, whereby the auditors' signature was excluded. No revisions have been made to the reports to which the consent relates, to the Herman Miller, Inc. financial statements, or to any other disclosures contained in the Original Filing.

SIGNATURE
        Pursuant to the requirements of of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	August 2, 2017	HERMAN MILLER, INC.
(Registrant)
		By:	/s/ Jeffrey M. Stutz Jeffrey M. Stutz
Chief Financial Officer (Principal Accounting Officer and Duly Authorized Signatory for Registrant)

Index of Exhibits
The following exhibits are filed as part of this Annual Report on Form 10-K/A for the fiscal year ended June 3, 2017.

Exhibit No.     Description
23(a)         Consent of Independent Registered Public Accounting Firm
31(a)        Certificate of the Chief Executive Officer of Herman Miller, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31(b)         Certificate of the Chief Financial Officer of Herman Miller, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002