Form 10-Q
period 2017-09-02
MILLER HERMAN INC
filed 2017-10-11
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ _ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 2, 2017	Commission File No. 001-15141

HERMAN MILLER, INC.

A Michigan Corporation	ID No. 38-0837640

855 East Main Avenue, Zeeland, MI 49464-0302	Phone (616) 654 3000

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
Yes [_] No [ X ]

Common Stock Outstanding at October 9, 2017 - 59,778,362 shares

Herman Miller, Inc. Form 10-Q

Herman Miller, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Dollars in millions, except per share data)
(Unaudited)

	Three Months Ended
	September 2, 2017	September 3, 2016
Net sales	$580.3	$598.6
Cost of sales	363.4	368.6
Gross margin	216.9	230.0
Operating expenses:
Selling, general and administrative	147.2	154.2
Restructuring expenses and other charges	2.1	—
Design and research	18.5	19.4
Total operating expenses	167.8	173.6
Operating earnings	49.1	56.4
Other expenses:
Interest expense	3.7	3.8
Other, net	(1.1)	(0.6)
Earnings before income taxes and equity income	46.5	53.2
Income tax expense	14.2	17.0
Equity income from nonconsolidated affiliates, net of tax	0.8	0.3
Net earnings	33.1	36.5
Net earnings attributable to noncontrolling interests	—	0.2
Net earnings attributable to Herman Miller, Inc.	$33.1	$36.3

Earnings per share — basic	$0.55	$0.61
Earnings per share — diluted	$0.55	$0.60
Dividends declared, per share	$0.180	$0.170

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	$4.4	$(4.7)
Pension and other post-retirement plans	0.8	1.3
Interest rate swaps	(1.6)	—
Other comprehensive income (loss)	3.6	(3.4)
Comprehensive income	36.7	33.1
Comprehensive income attributable to noncontrolling interests	—	0.2
Comprehensive income attributable to Herman Miller, Inc.	$36.7	$32.9

See accompanying notes to condensed consolidated financial statements.

Herman Miller, Inc.
Condensed Consolidated Balance Sheets
(Dollars in millions, except per share data)
(Unaudited)

	September 2, 2017	June 3, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$80.0	$96.2
Marketable securities	8.7	8.6
Accounts and notes receivable, net	191.2	186.6
Inventories, net	166.9	152.4
Prepaid expenses and other	51.9	48.1
Total current assets	498.7	491.9
Property and equipment, at cost	994.7	968.7
Less — accumulated depreciation	(666.6)	(654.1)
Net property and equipment	328.1	314.6
Goodwill	304.1	304.5
Indefinite-lived intangibles	78.1	78.1
Other amortizable intangibles, net	44.0	45.4
Other noncurrent assets	65.4	71.8
Total Assets	$1,318.4	$1,306.3

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$166.2	$148.4
Accrued compensation and benefits	60.7	79.7
Accrued warranty	52.6	47.7
Other accrued liabilities	104.5	109.9
Total current liabilities	384.0	385.7
Long-term debt	203.9	199.9
Pension and post-retirement benefits	26.3	38.5
Other liabilities	72.1	69.9
Total Liabilities	686.3	694.0
Redeemable noncontrolling interests	23.4	24.6
Stockholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized, none issued)	—	—
Common stock, $0.20 par value (240,000,000 shares authorized, 59,774,490 and 59,715,824 shares issued and outstanding in 2018 and 2017, respectively)	12.0	11.9
Additional paid-in capital	133.9	139.3
Retained earnings	542.2	519.5
Accumulated other comprehensive loss	(78.6)	(82.2)
Key executive deferred compensation plans	(1.0)	(1.0)
Herman Miller, Inc. Stockholders' Equity	608.5	587.5
Noncontrolling Interests	0.2	0.2
Total Stockholders' Equity	608.7	587.7
Total Liabilities, Redeemable Noncontrolling Interests, and Stockholders' Equity	$1,318.4	$1,306.3

See accompanying notes to condensed consolidated financial statements.

Herman Miller, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in millions)
(Unaudited)

	Three Months Ended
	September 2, 2017	September 3, 2016
Cash Flows from Operating Activities:
Net earnings	$33.1	$36.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	15.5	13.9
Stock-based compensation	1.3	3.4
Excess tax benefits from stock-based compensation	—	(0.4)
Pension and post-retirement expenses	0.4	0.1
Pension contributions	(12.0)	—
Earnings from nonconsolidated affiliates net of dividends received	(0.1)	0.1
Deferred taxes	(0.2)	3.7
Gain on sales of property and dealers	(1.1)	—
Restructuring expenses	2.1	—
(Increase) decrease in current assets	(13.9)	4.6
Decrease in current liabilities	(7.6)	(33.5)
Increase in non-current liabilities	1.6	1.8
Other, net	(0.2)	—
Net Cash Provided by Operating Activities	18.9	30.2

Cash Flows from Investing Activities:
Proceeds from sale of contract furniture dealership	2.0	—
Equity investment in non-controlled entities	—	(13.9)
Capital expenditures	(24.9)	(22.1)
Payments of loans on cash surrender value of life insurance	—	(15.3)
Net advances on notes receivable	(1.0)	—
Other, net	(0.3)	(0.1)
Net Cash Used in Investing Activities	(24.2)	(51.4)

Cash Flows from Financing Activities:
Dividends paid	(10.2)	(8.8)
Proceeds from issuance of long-term debt	89.4	233.5
Payments of long-term debt	(85.4)	(221.5)
Common stock issued	4.4	6.0
Common stock repurchased and retired	(11.1)	(7.2)
Excess tax benefits from stock-based compensation	—	0.4
Purchase of redeemable noncontrolling interests	(1.0)	(1.5)
Net proceeds from supplier financing program	0.8	—
Other, net	0.1	(0.1)
Net Cash (Used in) Provided by Financing Activities	(13.0)	0.8

Effect of Exchange Rate Changes on Cash and Cash Equivalents	2.1	0.6
Net Decrease in Cash and Cash Equivalents	(16.2)	(19.8)

Cash and Cash Equivalents, Beginning of Period	96.2	84.9
Cash and Cash Equivalents, End of Period	$80.0	$65.1

See accompanying notes to condensed consolidated financial statements.

Herman Miller, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Dollars in millions)
(Unaudited)

	Three Months Ended
	September 2, 2017	September 3, 2016
Preferred Stock
Balance at beginning of year and end of period	$—	$—
Common Stock
Balance at beginning of year	$11.9	$12.0
Exercise of stock options	0.1	—
Balance at beginning of year and end of period	$12.0	$12.0
Additional Paid-in Capital
Balance at beginning of year	$139.3	$142.7
Cumulative effect of accounting change	(0.3)	—
Repurchase and retirement of common stock	(11.1)	(7.2)
Exercise of stock options	3.8	5.5
Stock-based compensation expense	1.6	2.4
Excess tax benefit for stock-based compensation	—	(0.4)
Restricted stock units released	0.1	0.8
Employee stock purchase plan issuances	0.5	0.6
Balance at end of period	$133.9	$144.4
Retained Earnings
Balance at beginning of year	$519.5	$435.3
Cumulative effect of accounting change	0.2	—
Net income attributable to Herman Miller, Inc.	33.1	36.3
Dividends declared on common stock (per share - 2018: $0.18; 2017; $0.17)	(10.8)	(10.3)
Redeemable noncontrolling interests valuation adjustment	0.2	0.1
Balance at end of period	$542.2	$461.4
Accumulated Other Comprehensive Loss
Balance at beginning of year	$(82.2)	$(64.5)
Other comprehensive income (loss)	3.6	(3.4)
Balance at end of period	$(78.6)	$(67.9)
Key Executive Deferred Compensation
Balance at beginning of year and end of period	$(1.0)	$(1.1)
Herman Miller, Inc. Stockholders' Equity	$608.5	$548.8
Noncontrolling Interests
Balance at beginning of year and end of period	$0.2	$0.3
Total Stockholders' Equity	$608.7	$549.1

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
Three Months Ended September 2, 2017
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

The accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments that are of a normal recurring nature necessary to present fairly the financial position of the company as of September 2, 2017. Operating results for the three months ended September 2, 2017, are not necessarily indicative of the results that may be expected for the year ending June 2, 2018. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the company's annual report on Form 10-K for the year ended June 3, 2017.

The company's fiscal year ends on the Saturday closest to May 31. Fiscal 2018, the year ending June 2, 2018, and fiscal 2017, the year ended June 3, 2017, contain 52 and 53 weeks, respectively. The first quarters of fiscal 2018 and fiscal 2017 contained 13 and 14 weeks, respectively.

2. Recently Issued Accounting Standards

Recently Adopted Accounting Standards

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
Improvements to Employee Share-Based Payment Accounting
Under the new guidance, all excess tax benefits/deficiencies should be recognized as income tax expense/benefit, entities may elect how to account for forfeitures and cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity on the cash flow statement.
June 4, 2017
The company adopted the accounting standard in the first quarter of fiscal 2018. As a result, the company elected to change its policy from estimating forfeitures to recognizing forfeitures when they occur, which resulted in an increase in Retained earnings of $0.2 million, a decrease in Additional paid in capital of $0.3 million and an increase in Other noncurrent assets of $0.1 million in the Condensed Consolidated Balance Sheets. The other impacts resulting from adoption did not have a material impact on the company's Financial Statements.

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
June 3, 2018
The company has completed a preliminary review of the impact of the new standard and expects changes in the identification of performance obligations around product and service revenue. For commercial contracts in which the company sells directly to end customers, the company currently delays revenue recognition until the products are shipped and installed. However, under the new standard, in most cases the company will recognize product revenue when title and risk of loss have transferred and will recognize service revenue upon the completion of services. Additionally, the company expects changes in the way it recognizes variable consideration related to rebates in its commercial contracts and anticipates expanded disclosures around revenue recognition. These changes are not expected to be material to the financial statements. The company expects to adopt the standard in fiscal 2019 using the modified-retrospective approach.

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

3. Acquisitions and Divestitures

Contract Furniture Dealerships
On July 31, 2017, the company completed the sale of a wholly-owned contract furniture dealership in Vancouver, Canada for initial cash consideration of $2.0 million. A pre-tax gain of $1.1 million was recognized as a result of the sale within the caption Selling, general and administrative within the Condensed Consolidated Statements of Comprehensive Income.

On January 1, 2017, the company completed the sale of a wholly-owned contract furniture dealership in Philadelphia, Pennsylvania in exchange for a $3.0 million note receivable. A pre-tax gain of $0.7 million was recognized as a result of the sale within the caption Selling, general and administrative within the Condensed Consolidated Statements of Comprehensive Income. The note receivable was deemed to be a variable interest in a variable interest entity. The carrying value of the note was $2.7 million and $1.4 million as of September 2, 2017 and June 3, 2017, respectively, and represents the company's maximum exposure to loss. The company is not deemed to be the primary beneficiary of the variable interest entity as the buyers of the dealership control the activities that most significantly impact the entity's economic performance, including sales, marketing and operations.

Naughtone Holdings Limited
On June 3, 2016, the company acquired a 50 percent noncontrolling equity interest of Naughtone Holdings Limited ("Naughtone"), a leader in soft seating products, stools, occasional and meeting tables, for $12.4 million in cash consideration. In the second quarter of fiscal 2017, the company paid additional purchase consideration of approximately $0.6 million as part of the final net equity adjustment.

4. Inventories, net

(In millions)	September 2, 2017	June 3, 2017
Finished goods	$131.8	$119.0
Raw materials	35.1	33.4
Total	$166.9	$152.4

Inventories are valued at the lower of cost or market and include material, labor, and overhead. The inventories at our West Michigan manufacturing operations are valued using the last-in, first-out (LIFO) method, whereas inventories of certain other operations are valued using the first-in, first-out (FIFO) method.

5. Goodwill and Indefinite-lived Intangibles

Goodwill and other indefinite-lived intangible assets included in the Condensed Consolidated Balance Sheets consisted of the following as of September 2, 2017 and June 3, 2017:

(In millions)	Goodwill	Indefinite-lived Intangible Assets	Total Goodwill and Indefinite-lived Intangible Assets
June 3, 2017	$304.5	$78.1	$382.6
Foreign currency translation adjustments	(0.1)	—	(0.1)
Sale of owned contract furniture dealership	(0.3)	—	(0.3)
September 2, 2017	$304.1	$78.1	$382.2

6. Employee Benefit Plans

The following table summarizes the components of net periodic benefit costs for the company's International defined benefit pension plan for the three months ended:

(In millions)	September 2, 2017	September 3, 2016
Interest cost	$0.8	$0.7
Expected return on plan assets	(1.7)	(1.2)
Net amortization loss	1.3	0.6
Net periodic benefit cost	$0.4	$0.1

The company made a voluntary contribution of $12.0 million to its International defined benefit pension plan in the three month period ended September 2, 2017.

7. Earnings Per Share

The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS) for the three months ended:

	September 2, 2017	September 3, 2016
Numerators:
Numerator for both basic and diluted EPS, net earnings attributable to Herman Miller, Inc. - in millions	$33.1	$36.3

Denominators:
Denominator for basic EPS, weighted-average common shares outstanding	59,758,610	59,930,772
Potentially dilutive shares resulting from stock plans	570,659	606,384
Denominator for diluted EPS	60,329,269	60,537,156
Antidilutive equity awards not included in weighted-average common shares - diluted	536,418	286,260

During fiscal 2017, the company had certain share-based payment awards that meet the definition of participating securities. The company has evaluated the impact on EPS of all participating securities under the two-class method, which had no impact on diluted EPS.

8. Stock-Based Compensation

The following table summarizes the stock-based compensation expense and related income tax effect for the three months ended:

(In millions)	September 2, 2017	September 3, 2016
Stock-based compensation expense	$1.6	$3.4
Related income tax effect	0.5	1.2

Stock-based compensation expense recognized in the Condensed Consolidated Statements of Comprehensive Income for the three month periods ended September 3, 2016 has been reduced for estimated forfeitures, as it is based on awards ultimately expected to vest. Effective June 4, 2017, the company adopted ASU 2016-09 - Improvements to Employee Share-Based Payment Accounting. As of June 4, 2017 forward, the company has elected to record forfeitures as they occur rather than estimating forfeitures.

The following table includes common stock issued by the company related to the exercise of stock options, vesting of restricted stock units and vesting of performance share units.

	Three Months Ended
(Shares)	September 2, 2017	September 3, 2016
Stock Options	150,556	191,023
Restricted Stock Units	90,671	81,095
Performance Share Units	130,179	113,040

9. Income Taxes

The company recognizes interest and penalties related to uncertain tax benefits through income tax expense in its Condensed Consolidated Statement of Comprehensive Income. Interest and penalties recognized in the company's Condensed Consolidated Statement of Comprehensive Income were negligible for the three month periods ended September 2, 2017 and September 3, 2016.

The company's recorded liability for potential interest and penalties related to uncertain tax benefits was:

(In millions)	September 2, 2017	June 3, 2017
Liability for interest and penalties	$0.9	$0.8
Liability for uncertain tax positions, current	2.9	2.8

The effective tax rates for the three month periods ended September 2, 2017 and September 3, 2016 were 30.5 percent and 32.0 percent, respectively. The company's United States federal statutory rate is 35 percent.

The decrease in the effective tax rate for the three month periods ended September 2, 2017 was a result of an increase in the mix of earnings in tax jurisdictions that have rates lower than the United States statutory rate.

The effective tax rates for the three month periods ended September 2, 2017 and September 3, 2016 were lower than the United States statutory rate due to the mix of earnings in taxing jurisdictions that have rates that are lower than the United States statutory rate along with the manufacturing deduction under the American Jobs Creation Act of 2004 (“AJCA”) and the research and development tax credit under the Protecting Americans from Tax Hikes ("PATH") Act of 2015.

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

10. Fair Value Measurements

The company's financial instruments consist of cash equivalents, marketable securities, accounts and notes receivable, deferred compensation plan, accounts payable, debt, redeemable noncontrolling interests, interest rate swaps and foreign currency exchange contracts. The company's financial instruments, other than long-term debt, are recorded at fair value. The carrying value and fair value of the company's long-term debt, including current maturities, is as follows for the periods indicated:

(In millions)	September 2, 2017	June 3, 2017
Carrying value	$203.9	$199.9
Fair value	$216.8	$213.0

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

Interest rate swap agreements — The value of the company's interest rate swap agreements are determined using a market approach based on rates obtained from active markets. The interest rate swap agreements are designated as cash flow hedging instruments.

Deferred compensation plan — The company's deferred compensation plan primarily includes various domestic and international mutual funds that are recorded at fair value using quoted prices for similar securities.

Other — The company's contingent consideration liabilities and redeemable noncontrolling interests are deemed to be a nonrecurring level 3 fair value measurement. Refer to Note 14 for further information regarding redeemable noncontrolling interests.

The following tables set forth financial assets and liabilities measured at fair value in the Condensed Consolidated Balance Sheets and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of September 2, 2017 and June 3, 2017.

(In millions)	September 2, 2017		June 3, 2017
Financial Assets	Quoted Prices with Other Observable Inputs (Level 2)	Management Estimate (Level 3)	Quoted Prices with Other Observable Inputs (Level 2)	Management Estimate (Level 3)
Available-for-sale marketable securities:
Mutual funds - fixed income	7.8	—	7.7	—
Mutual funds - equity	0.9	—	0.9	—
Foreign currency forward contracts	0.5	—	0.5	—
Interest rate swap agreement	2.6	—	3.3	—
Deferred compensation plan	13.5	—	12.8	—
Total	$25.3	$—	$25.2	$—

Financial Liabilities
Foreign currency forward contracts	$0.4	$—	$0.6	$—
Interest rate swap agreement	1.7	—	—	—
Contingent consideration	—	0.5	—	0.5
Total	$2.1	$0.5	$0.6	$0.5

The table below presents a reconciliation for liabilities measured at fair value using significant unobservable inputs (Level 3) (in millions) for the three months ended September 2, 2017 and September 3, 2016, respectively:

Contingent Consideration	September 2, 2017	September 3, 2016
Beginning balance	$0.5	$2.7
Net realized losses (gains)	—	—
Settlements	—	—
Ending balance	$0.5	$2.7

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

The following is a summary of the carrying and market values of the company's marketable securities as of the respective dates:

	September 2, 2017			June 3, 2017
(In millions)	Cost	Unrealized Gain/(loss)	Market Value	Cost	Unrealized Gain/(Loss)	Market Value
Mutual funds - fixed income	7.7	0.1	7.8	7.6	0.1	7.7
Mutual funds - equity	0.9	$—	0.9	0.9	—	0.9
Total	$8.6	$0.1	$8.7	$8.5	$0.1	$8.6

Adjustments to the fair value of available-for-sale securities are recorded as increases or decreases, net of income taxes, within Accumulated other comprehensive loss in stockholders’ equity. These adjustments are also included within the caption Unrealized holding gain within the Condensed Consolidated Statements of Comprehensive Income. Unrealized gains recognized in the company's Condensed Consolidated Statement of Comprehensive Income related to available-for-sale securities were zero for the three month periods ended September 2, 2017 and September 3, 2016. The cost of securities sold is based on the specific identification method; realized gains and losses resulting from such sales are included in the Condensed Consolidated Statements of Comprehensive Income within "Other, net".

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

Interest Rate Swaps
The company enters into interest rate swap agreements to manage its exposure to interest rate changes and its overall cost of borrowing. The company's interest rate swap agreements were entered into to exchange variable rate interest payments for fixed rate payments over the life of the agreement without the exchange of the underlying notional amounts. The notional amount of the interest rate swap agreements is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The differential paid or received on the interest rate swap agreements is recognized as an adjustment to interest expense.

The interest rate swaps were designated cash flow hedges at inception and remain an effective accounting hedge as of September 2, 2017. Since a designated derivative meets hedge accounting criteria, the fair value of the hedge is recorded in the Consolidated Statement of Stockholders’ Equity as a component of Accumulated other comprehensive loss, net of tax. The ineffective portion of the change in fair value of the derivatives is immediately recognized in earnings. The interest rate swap agreements are assessed for hedge effectiveness on a quarterly basis.

In September, 2016, the company entered into an interest rate swap agreement. The interest rate swap is for an aggregate notional amount of $150.0 million with a forward start date of January 3, 2018 and a termination date of January 3, 2028. As a result of the transaction, the company effectively will convert indebtedness anticipated to be borrowed on the company’s revolving line of credit from a LIBOR-based floating interest rate plus applicable margin to a 1.949 percent fixed interest rate plus applicable margin under the agreement as of the forward start date.

On June 12, 2017, the company entered into an interest rate swap agreement. The interest rate swap is for an aggregate notional amount of $75.0 million with a forward start date of January 3, 2018 and a termination date of January 3, 2028. As a result of the transaction, the company effectively will convert indebtedness anticipated to be borrowed on the company’s revolving line of credit from a LIBOR-based floating interest rate plus applicable margin to a 2.387 percent fixed interest rate plus applicable margin under the agreement as of the forward start date.

As of September 2, 2017, the fair value of the company’s two outstanding interest rate swap contracts was an asset and liability of $2.6 million and $1.7 million, respectively. The asset fair value was recorded within Other noncurrent assets and the liability fair value was recorded in Other liabilities within the Condensed Consolidated Balance Sheets. The net unrealized gain recorded within Other comprehensive loss, net of tax, for the effective portion of the company's two designated cash flow hedges was $1.6 million and zero for the three month periods ended September 2, 2017 and September 3, 2016, respectively. There were no gains or losses recognized against earnings for hedge ineffectiveness and there were no gains or losses reclassified from Accumulated other comprehensive loss into earnings for three month periods ended September 2, 2017 and September 3, 2016, respectively.

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

(In millions)	Three Months Ended
	September 2, 2017	September 3, 2016
Accrual Balance — beginning	$47.7	$43.9
Accrual for product-related matters	9.4	5.2
Settlements and adjustments	(4.5)	(5.2)
Accrual Balance — ending	$52.6	$43.9

Guarantees
The company is periodically required to provide performance bonds to do business with certain customers. These arrangements are common in the industry and generally have terms ranging between one and three years. The bonds are required to provide assurance to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies. However, the company is ultimately liable for claims that may occur against them. As of September 2, 2017, the company had a maximum financial exposure related to performance bonds totaling approximately $9.4 million. The company has no history of claims, nor is it aware of circumstances that would require it to pay, under any of these arrangements. The company also believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company's financial statements. Accordingly, no liability has been recorded in respect to these bonds as of either September 2, 2017 or June 3, 2017.

The company has entered into standby letter of credit arrangements for purposes of protecting various insurance companies and lessors against default on insurance premium and lease payments. As of September 2, 2017, the company had a maximum financial exposure from these standby letters of credit totaling approximately $8.2 million, all of which is considered usage against the company's revolving line of credit. The company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements, and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company's financial statements. Accordingly, no liability has been recorded in respect of these arrangements as of September 2, 2017 and June 3, 2017.

Contingencies
The company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the company's consolidated financial statements.

12. Debt

Long-term debt as of September 2, 2017 and June 3, 2017 consisted of the following obligations:

(In millions)	September 2, 2017	June 3, 2017
Series B senior notes, due January 3, 2018	$149.9	$149.9
Debt securities, due March 1, 2021	50.0	50.0
Syndicated revolving line of credit, due September 2021	4.0	—
Supplier financing program	$4.0	$3.2
Total debt	$207.9	$203.1
Less: Current debt	$(4.0)	$(3.2)
Long-term debt	$203.9	$199.9

The company's syndicated revolving line of credit provides the company with up to $400 million in revolving variable interest borrowing capacity and includes an "accordion feature" allowing the company to increase, at its option and subject to the approval of the participating banks, the aggregate borrowing capacity of the facility by up to $200 million. The facility will expire in September 2021 and outstanding borrowings bear interest at rates based on the prime rate, federal funds rate, LIBOR or negotiated rates as outlined in the agreement. Interest is payable periodically throughout the period if borrowings are outstanding.

As of September 2, 2017, the total debt outstanding related to borrowings under the syndicated revolving line of credit was $4.0 million. Available borrowings against this facility were $387.8 million and $8.2 million related to outstanding letters of credit. As of June 3, 2017, there were no outstanding borrowings against this facility and available borrowings were $391.7 million due to $8.3 million outstanding letters of credit.

Although the Series B senior notes mature in less than one year, the company has classified these borrowings as long-term as the company has both the intent and ability to refinance this short-term obligation on a long-term basis, through the use of its syndicated revolving line of credit.

Supplier Financing Program
The company has an agreement with a third party financial institution to provide a platform that allows certain participating suppliers the ability to finance payment obligations from the company. Under this program, participating suppliers may finance payment obligations of the company, prior to their scheduled due dates, at a discounted price to the third party financial institution.

The company has lengthened the payment terms for certain suppliers that have chosen to participate in the program. As a result, certain amounts due to suppliers have payment terms that are longer than standard industry practice and as such, these amounts have been excluded from the caption “Accounts payable” in the Condensed Consolidated Balance Sheets as the amounts have been accounted for by the company as a current debt obligation. Accordingly, $4.0 million and $3.2 million have been recorded within the caption “Other accrued liabilities” for the periods ended September 2, 2017 and June 3, 2017, respectively.

Construction-Type Lease
During fiscal 2015, the company entered into a lease agreement for the occupancy of a new studio facility in Palo Alto, California. In fiscal 2017, the company became the deemed owner of the leased building for accounting purposes as a result of the company's involvement during the construction phase of the project. The lease is therefore accounted for as a financing transaction and the recorded asset and related financing obligation have been recorded in the Consolidated Balance Sheets within both Construction in progress and Other accrued liabilities for the period ended September 2, 2017 and June 3, 2017, respectively. The fair value of the building and the related financing liability was $7.0 million at September 2, 2017 and June 3, 2017, respectively and represented a nonrecurring level 3 fair value measurement. The fair value of the building and financing liability was determined through a blend of an income approach, comparable property sales approach and a replacement cost approach. Upon completion of construction, the liability will be reclassified into Long-term debt.

13. Accumulated Other Comprehensive Loss

The following table provides an analysis of the changes in accumulated other comprehensive loss for the three months ended September 2, 2017 and September 3, 2016:

(In millions)	Cumulative Translation Adjustments	Pension and Other Post-retirement Benefit Plans	Unrealized Gains on Available-for-sale Securities	Interest Rate Swap Agreement	Accumulated Other Comprehensive income
Balance at May 28, 2016	$(29.6)	$(34.9)	$—	$—	$(64.5)
Current period other comprehensive income (loss)	(4.7)	1.9	—	—	(2.8)
Tax (expense) benefit	—	(0.6)	—	—	(0.6)
Balance at September 3, 2016	$(34.3)	$(33.6)	$—	$—	$(67.9)

Balance at June 3, 2017	$(36.8)	$(47.6)	$0.1	$2.1	$(82.2)
Current period other comprehensive income (loss)	4.4	1.0	—	(2.4)	3.0
Tax (expense) benefit	—	(0.2)	—	0.8	0.6
Balance at September 2, 2017	$(32.4)	$(46.8)	$0.1	$0.5	$(78.6)

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

Changes in the company’s redeemable noncontrolling interests for the three months ended September 2, 2017 and September 3, 2016 are as follows:

(In millions)	September 2, 2017	September 3, 2016
Beginning Balance	$24.6	$27.0
Purchase of redeemable noncontrolling interests	(1.0)	(1.5)
Net income attributable to redeemable noncontrolling interests	—	0.2
Redemption value adjustment	(0.2)	(0.1)
Other adjustments	—	0.1
Ending Balance	$23.4	$25.7

15. Operating Segments

Effective in the first quarter of fiscal 2018, the company moved the operating results of its Nemschoff subsidiary, which primarily focuses on healthcare, from its North America Furniture Solutions operating segment to its Specialty operating segment. This change was made to better leverage the skills and capabilities of the company's Specialty business teams, particularly in the areas of craft wood and upholstery manufacturing. Additionally, the company has refreshed its methodology of allocating selling, general and administrative costs to the operating segments. The company has also identified certain corporate support costs that will no longer be allocated to the operating segments and that will be tracked and reported as "Corporate Unallocated Expenses". The company made these changes in the way that it allocates and reports its costs to better reflect the utilization of functional services across its operating segments and to also more closely align to industry practice. Prior year results disclosed in the table below have been revised to reflect these changes.

The company's reportable segments consist of North American Furniture Solutions, ELA ("EMEA, Latin America, and Asia Pacific") Furniture Solutions, Specialty and Consumer. The North American Furniture Solutions segment includes the operations associated with the design, manufacture and sale of furniture products for work-related settings, including office, education and healthcare environments, throughout the United States and Canada. The business associated with the company's owned contract furniture dealers is also included in the North American Furniture Solutions segment. The ELA Furniture Solutions segment includes EMEA, Latin America and Asia-Pacific. ELA includes the operations associated with the design, manufacture, and sale of furniture products, primarily for work-related settings, in these aforementioned geographic regions. The Specialty segment includes the operations associated with the design, manufacture, and sale of high-craft furniture products and textiles including Geiger wood products, Maharam textiles, Nemschoff and Herman Miller Collection products. The Consumer segment includes operations associated with the sale of modern design furnishings and accessories to third party retail distributors, as well as direct to consumer sales through eCommerce and Design Within Reach retail studios.

The company also reports a “Corporate” category consisting primarily of unallocated expenses related to general corporate functions, including, but not limited to, certain legal, executive, corporate finance, information technology, administrative and acquisition-related costs. Management regularly reviews corporate costs and believes disclosing such information provides more visibility and transparency of how the chief operating decision maker reviews results of the Company. The accounting policies of the reportable operating segments are the same as those of the company.

The following is a summary of certain key financial measures for the respective fiscal periods indicated.

(In millions)	September 2, 2017	September 3, 2016
Net Sales:
North American Furniture Solutions	$328.6	$347.2
ELA Furniture Solutions	93.4	97.3
Specialty	75.1	78.7
Consumer	83.2	75.4
Total	$580.3	$598.6

Operating Earnings (Loss):
North American Furniture Solutions	$48.7	$50.9
ELA Furniture Solutions	6.6	8.5
Specialty	1.6	5.7
Consumer	0.3	0.8
Corporate	(8.1)	(9.5)
Total	$49.1	$56.4

(In millions)	September 2, 2017	June 3, 2017
Total Assets:
North American Furniture Solutions	$516.7	$519.3
ELA Furniture Solutions	254.2	230.3
Specialty	176.2	172.2
Consumer	280.0	276.4
Corporate	91.3	108.1
Total	$1,318.4	$1,306.3

16. Restructuring Expenses and Other Charges

During the first quarter of fiscal 2018, the company announced restructuring actions involving targeted workforce reductions primarily within the North American segment. These actions related to the company's previously announced cost savings initiatives and resulted in the recognition of restructuring expenses of $1.4 million in the first three month period. The restructuring actions are deemed to be complete at September 2, 2017 and final payments are expected to be made over the next two quarters. The following table provides an analysis of the changes in restructuring costs reserve for the three months ended September 2, 2017:

(In millions)	September 2, 2017
Beginning Balance	$2.4
Restructuring expenses	1.4
Payments	(1.8)
Ending Balance	$2.0

The company also recorded third party consulting costs in the amount of $0.7 million related to the company's consumer business optimization within the Corporate segment.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
Three Months Ended September 2, 2017
(in millions)

The following is management's discussion and analysis of certain significant factors that affected the company's financial condition, earnings and cash flows during the periods included in the accompanying condensed consolidated financial statements and should be read in conjunction with the company's Annual Report on Form 10-K for the fiscal year ended June 3, 2017. References to “Notes” are to the footnotes included in the accompanying condensed consolidated financial statements.
Discussion of Current Business Conditions

The first quarter of last fiscal year (fiscal 2017) included 14 weeks of operations as compared to the first quarter of this fiscal year (fiscal 2018), which was a standard 13-week period. The additional week is required periodically in order to more closely align the company's fiscal year with the calendar months. This is a factor that should be considered when comparing the company's first quarter financial results to the prior year period.

The company's reported results for the first quarter of fiscal 2018 included net sales totaling $580.3 million, which was a decrease of 3.1 percent from the same quarter of the prior year period, while organic net sales growth was 3.9 percent(*) as compared to the prior year. Orders, which tracked ahead of last year's levels with relative consistency throughout the period, were in line with the prior year amount. However, organic orders, which excludes the impact of the extra week in the prior year comparative period, dealer divestitures and changes in foreign currency exchange rates, grew at a rate of 7.8 percent relative to the prior year period.

The company reported diluted earnings per share of $0.55 during the first quarter of fiscal 2018, which was $0.05 per share less than the $0.60 per share reported in the prior year period. The impact of the additional week in the first quarter of fiscal 2017 caused prior year diluted earnings per share to be approximately $0.05 per share higher than the first quarter of fiscal 2018. After adjusting for restructuring expenses and other costs and the related tax impacts, adjusted diluted earnings per share of $0.57(*) were $0.03 per share less than the prior year amount.

Effective in the first quarter of fiscal 2018, the company moved its Nemschoff subsidiary into the Specialty operating segment, under the leadership of a segment manager who reports directly to the CEO of the company. This segment manager has responsibility for all Specialty businesses (Nemschoff, Maharam, Geiger and the Herman Miller Collection). This change resulted from restructuring the CEO’s team and the change was made to better leverage the skills and capabilities of the company's Specialty business teams, particularly in the areas of craft wood and upholstery manufacturing. Additionally, the company has refreshed its methodology of allocating selling, general and administrative costs to the operating segments. The company has also identified certain corporate support costs that will no longer be allocated to the operating segments and that will be tracked and reported as "Corporate Unallocated Expenses". The company made these changes in the way that it allocates and reports its costs to better reflect the utilization of functional services across its operating segments and to also more closely align to industry practice. Prior year results have been revised to reflect these changes.

Net sales within the North American business segment decreased by 5.4 percent from $347.2 million in the prior year period to $328.6 million in the current year, while orders increased slightly as compared to the same period of the prior year. On an organic basis, North America posted year-over-year revenue growth of 3.4 percent(*), while organic orders were 9.3 percent higher than the same quarter last year. Organic orders improved primarily due to an increase in large projects relative to the same period last year. Operating earnings for North America in the first quarter of fiscal 2018 were $48.7 million or 14.8 percent of sales as compared to $50.9 million or 14.7 percent of sales in the first quarter of fiscal 2017.

The ELA segment recorded net sales of $93.4 million during the current period, which was a decrease of 4.0 percent compared to last year, while organic net sales increased by 2.7 percent(*) compared to the prior year period. Orders in the first quarter of fiscal 2018 totaled $108.5 million, down 1.2 percent from the prior year. However, after adjusting for an extra week of operations in the prior year period and changes in foreign currency exchange rates, organic order growth was 6.6 percent relative to the prior year period. Growth in Organic net sales and orders as compared to the prior year was driven mainly by increased activity in Latin America, Australia and Europe. Operating earnings within ELA segment for the first quarter of fiscal 2018 were $6.6 million or 7.1 percent of sales as compared to $8.5 million or 8.7 percent of sales in the first quarter of fiscal 2017.

The Specialty segment, which now includes the results of Nemschoff, reported a decline in net sales and orders of 4.6 percent and 7.4 percent, respectively, as compared to the prior year amounts. On an organic basis, net sales increased 0.9 percent(*), while orders decreased 1.6 percent. Operating earnings for Specialty decreased from $5.7 million in the prior year, to $1.6 million in the current year. The decrease in earnings for the segment were driven primarily by certain warranty and supplier-related issues that occurred during the quarter.

(*) Non-GAAP measurements; see accompanying reconciliations and explanations.

The Consumer segment reported net sales in the first quarter of fiscal 2018 of $83.2 million, an increase of 10.3 percent compared to last year, which was driven by growth across the studio, catalog, eCommerce and Contract channels. Orders for the quarter of $76.1 million were 7.0 percent ahead of the same quarter last year. On an organic basis, net sales were 10.6 percent(*) higher than the first quarter of last year, while orders increased 13.4 percent. Operating earnings for Consumer segment in the first quarter of fiscal 2018 were $0.3 million or 0.4 percent of sales as compared to $0.8 million or 1.1 percent of sales in the first quarter of fiscal 2017.

Certain metrics that the company tracks to gauge the economic health of the North American contract industry, such as service sector employment, architectural billings and non-residential construction activity, all remained positive during the quarter. Despite those indicators, the near term outlook remains mixed due in part to the impact of hurricanes in the southern U.S., as well as potential U.S. tax reform. Additionally, while the company believes that the economic back drop is stable globally, the ELA segment faces uncertainty due "Brexit" and lower order levels in certain oil-producing regions in the Middle East.

The remaining sections within Item 2 include additional analysis of our three months ended September 2, 2017, including discussion of significant variances compared to the prior year periods.

Reconciliation of Non-GAAP Financial Measures

This report contains references to Organic net sales and Adjusted earnings per share - diluted, which are non-GAAP financial measures. Organic Growth (Decline) represents the change in net sales, excluding currency translation effects and the impacts of acquisitions, divestitures, the impact of the change in DWR shipping terms in fiscal 2018 and the extra week in fiscal 2017. Adjusted earnings per share - diluted represents the earnings per share - diluted, excluding the impact of restructuring expenses and other costs and related taxes. The restructuring expenses represent actions involving targeted workforce reductions primarily within the North American segment, while other costs represent third party consulting costs related to the company's consumer business optimization within the Corporate segment.

The company believes presenting Organic net sales and Adjusted earnings per share - diluted is useful for investors as it provides financial information on a more comparative basis for the periods presented by excluding items that that are not representative of the ongoing operating performance of the company. The first three months of fiscal 2018 included 13 weeks of operations as compared to a 14-week period in the first three months of fiscal 2017. The additional week is required periodically to more closely align Herman Miller’s fiscal year with the calendar months.

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
The following table reconciles Net sales to Organic net sales for the three months periods ended as indicated below:

	9/2/17					9/3/16
	North America	ELA	Specialty	Consumer	Total	North America	ELA	Specialty	Consumer	Total
Net Sales, as reported	$328.6	$93.4	$75.1	$83.2	$580.3	$347.2	$97.3	$78.7	$75.4	$598.6
% change from PY	(5.4)%	(4.0)%	(4.6)%	10.3%	(3.1)%

Proforma Adjustments
Dealer Divestitures	—	—	—	—	—	(8.1)	—	—	—	(8.1)
Currency Translation Effects (1)	(0.4)	0.1	—	—	(0.3)	—	—	—	—	—
Impact of Extra Week in FY17	—	—	—	—	—	(21.7)	(6.3)	(4.3)	(4.7)	(37.0)
Impact of change in DWR shipping terms	—	—	—	(5.0)	(5.0)	—	—	—	—	—
Organic net sales	$328.2	$93.5	$75.1	$78.2	$575.0	$317.4	$91.0	$74.4	$70.7	$553.5
% change from PY	3.4%	2.7%	0.9%	10.6%	3.9%
(1) Currency translation effects represent the estimated net impact of translating current period sales and orders using the average exchange rates applicable to the comparable prior year period

The following table reconciles Earnings per share - diluted to Adjusted earnings per share - diluted for the three months ended:

	September 2, 2017	September 3, 2016
Earnings per Share - Diluted	$0.55	$0.60

Add: Restructuring expenses and other charges, net of tax	0.02	—
Adjusted Earnings per Share - Diluted	$0.57	$0.60

Analysis of Results for Three Months

The three months ended September 2, 2017 and September 3, 2016 contained 13 and 14 weeks, respectively. The following table presents certain key highlights from the results of operations for the periods indicated.

(In millions, except per share data)	September 2, 2017	September 3, 2016	Percent Change
	(13 weeks)	(14 weeks)
Net sales	$580.3	$598.6	(3.1)%
Cost of sales	363.4	368.6	(1.4)%
Gross margin	216.9	230.0	(5.7)%
Operating expenses	165.7	173.6	(4.6)%
Restructuring expenses	2.1	—	n/a
Total operating expenses	167.8	173.6	(3.3)%
Operating earnings	49.1	56.4	(12.9)%
Other expenses, net	2.6	3.2	(18.8)%
Earnings before income taxes and equity income	46.5	53.2	(12.6)%
Income tax expense	14.2	17.0	(16.5)%
Equity income from nonconsolidated affiliates, net of tax	0.8	0.3	166.7%
Net earnings	33.1	36.5	(9.3)%
Net earnings attributable to noncontrolling interests	—	0.2	n/a
Net earnings attributable to Herman Miller, Inc.	33.1	36.3	(8.8)%

Earnings per share — diluted	0.55	0.60	(8.3)%
Orders	594.8	595.6	(0.1)%
Backlog	332.1	320.5	3.6%

The following table presents, for the three months ended as indicated, select components of the company's Condensed Consolidated Statements of Comprehensive Income as a percentage of net sales.

	September 2, 2017	September 3, 2016
Net sales	100.0%	100.0%
Cost of sales	62.6	61.6
Gross margin	37.4	38.4
Operating expenses	28.6	29.0
Restructuring expenses	0.4	—
Total operating expenses	28.9	29.0
Operating earnings	8.5	9.4
Other expenses, net	0.4	0.5
Earnings before income taxes and equity income	8.0	8.9
Income tax expense	2.4	2.8
Equity income from nonconsolidated affiliates, net of tax	0.1	0.1
Net earnings	5.7	6.1
Net earnings attributable to noncontrolling interests	—	—
Net earnings attributable to Herman Miller, Inc.	5.7	6.1

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

For the three month period ended September 2, 2017, the company's domestic United States shipments, as defined by BIFMA, increased by 0.3 percent while the company's domestic orders increased by 7.2 percent year-over-year. BIFMA reported an estimated year-over-year increase in shipments of 1.0 percent and an increase in orders of 2.8 percent for the comparable period.

Performance versus the Consumer Furnishings Sector

We also monitor trade statistics reported by the U.S. Census Bureau, which reports monthly retail sales growth data across a number of retail categories, including Furniture and Home Furnishing Stores. This information provides a relative comparison to our Consumer segment, but is not intended to be an exact comparison. The average monthly year-over-year growth rate in sales for the Furniture and Home Furnishing Stores category for the three month period ended September 2, 2017, was approximately 4.9 percent. By comparison, net sales in our Consumer segment increased by approximately 10.3 percent as reported and 10.6 percent on an organic basis for the three months ended September 2, 2017.

Consolidated Sales

The following charts present graphically the primary drivers of the year-over-year change in net sales for the three months ended September 2, 2017. The amounts presented in the bar graphs are expressed in millions and have been rounded to eliminate decimals.

Consolidated net sales decreased $18.3 million or 3.1 percent in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017. The following items led to the change:

•	Sales volumes within the North American segment increased by approximately $13 million, resulting from increased demand within the company's North America office furniture business.

•
Incremental sales volumes within the Consumer segment of approximately $12 million were driven partly by a change in shipping terms at Design Within Reach that resulted in approximately $5 million of net sales being recorded in the first quarter of fiscal 2018, that would have otherwise been recorded in the second quarter had the change to customer shipping terms not been made. The rest of the change was due mainly to growth across the studio, catalog, e-commerce and contract channels.

•
Increased sales volumes within the ELA segment of approximately $2 million was driven primarily by growth in Latin America, Australia and Europe, partially offset by lower demand patterns in the United Kingdom, Middle East and China.

•
The impact of the divestiture of the company's dealerships in Vancouver, Canada in fiscal 2018 and Philadelphia, Pennsylvania in fiscal 2017 had the effect of reducing sales by $8.1 million in the current three month period as compared to the same period of the prior fiscal year.

•
The three month period of fiscal 2018 had 13 weeks as compared to the same period of fiscal 2017, which had 14 weeks. The impact of this additional week decreased net sales by approximately $37.0 million compared to the prior year period.

Consolidated Gross Margin

Consolidated gross margin was 37.4 percent for the three month period ended September 2, 2017 as compared to 38.4 percent for the same quarter of the prior fiscal year. The following factors summarize the major drivers of the year-over-year change in gross margin percentage:

•	Higher commodity costs due to higher steel prices in the first quarter of this fiscal year drove an unfavorable year-over-year margin impact of approximately 60 basis points.

•
Material cost performance at the company's West Michigan and Nemschoff manufacturing facilities decreased gross margin by approximately 40 basis points as compared to the same period of the prior fiscal year. There were mainly two primary factors that drove this in the quarter. First, the company incurred higher than expected outsourcing costs in its West Michigan operations in order to meet increased customer demand for products made in capacity-constrained areas of the factory. Second, the company's Nemschoff subsidiary experienced lower margins due to discounting pressures, unfavorable product mix and specific inventory reserves recorded in the quarter.

Operating Expenses and Operating Earnings

The following chart presents graphically the primary drivers of the year-over-year change in operating expenses for the three-months ended September 2, 2017. The amounts presented in the bar graphs are expressed in millions and have been rounded to eliminate decimals.

Consolidated operating expenses decreased by $5.8 million or 3.3 percent in the first three months of fiscal 2018 compared to the prior year period. The following factors contributed to the change:

•	Warranty expense increased by approximately $4 million in the first three months of fiscal 2018 as compared to the same period in prior year, due primarily to increased specific reserves.

•
Restructuring and other charges related to targeted workforce reductions and third party consulting fees related to optimization of the company's consumer business increased operating expenses by $2.1 million for the first quarter of fiscal 2018.

•	Incremental costs related to the continued growth and expansion of DWR retail studios of approximately $2 million for the three month comparative period.

•
The divestiture of the company's dealerships in Vancouver and Philadelphia in fiscal 2018 and 2017, respectively, resulted in a decrease in operating expenses of $2.0 million for the first quarter of fiscal 2018 as compared to the same period prior year.

•	Executive compensation decreased by approximately $3 million in the first quarter of fiscal 2018, driven mainly by decreased share-based compensation expense.

•	Operating expenses were approximately $9 million lower than the prior year due to the extra week of operations included in the results of the prior year.

•
In addition to the factors noted in the chart above, the company’s recent focus on cost reduction has helped offset general inflationary pressures across the business, including wage and employee benefit cost increases.

Operating earnings for the three month period ended September 2, 2017 were $49.1 million or 8.5 percent of sales. This compares to $56.4 million or 9.4 percent of sales for the respective period during last fiscal year. The three month period of fiscal 2018 had 13 weeks as compared to the same period of fiscal 2017, which had 14 weeks. The impact of this additional week decreased operating earnings by approximately $5 million compared to the prior year period.

Other Income/Expense and Income Taxes

During the three months ended September 2, 2017, net other expense was $2.6 million, a decrease of $0.6 million compared to the same period in the prior year. This decrease resulted from a relative increase in foreign currency gains recognized this quarter versus the same period last year.

The effective tax rates for the three month periods ended September 2, 2017 and September 3, 2016 were 30.5 percent and 32.0 percent, respectively. The company's United States federal statutory rate is 35 percent. The decrease in the effective tax rate for the three month periods ended September 2, 2017 was a result of an increase in the mix of earnings in tax jurisdictions that have rates lower than the United States statutory rate.

The effective tax rates for the three month periods ended September 2, 2017 and September 3, 2016 were lower than the United States statutory rate due to the mix of earnings in taxing jurisdictions that have rates that are lower than the United States statutory rate along with the manufacturing deduction under the American Jobs Creation Act of 2004 (“AJCA”) and the research and development tax credit under the Protecting Americans from Tax Hikes ("PATH") Act of 2015.

Reportable Operating Segment Results

The business is comprised of various operating segments as defined by generally accepted accounting principles in the United States. As described in “Discussion of Current Business Conditions”, the company moved the operating results of its Nemschoff subsidiary from its North America Furniture Solutions operating segment to its Specialty operating segment. These operating segments are determined on the basis of how the company internally reports and evaluates financial information used to make operating decisions. For external reporting purposes, the company has identified the following reportable segments:

•
North American Furniture Solutions — Includes the operations associated with the design, manufacture and sale of furniture products for work-related settings, including office, education, and Herman Miller healthcare environments, throughout the United States and Canada.

•	ELA Furniture Solutions — Includes EMEA, Latin America and Asia-Pacific operations associated with the design, manufacture and sale of furniture products, primarily for work-related settings.

•
Specialty — Includes operations associated with the design, manufacture, and sale of high-craft furniture products and textiles including Geiger wood products, Maharam textiles, Nemschoff and Herman Miller Collection products.

•
Consumer — Includes operations associated with the sale of modern design furnishings and accessories to third party retail distributors, as well as direct-to-consumer sales through eCommerce and DWR retail studios and outlets.

•
Corporate — Consists primarily of unallocated expenses related to general corporate functions, including, but not limited to, certain legal, executive, corporate finance, information technology, administrative and acquisition-related costs.

The charts below present the relative mix of net sales and operating earnings across the company's reportable segments during the three month period ended September 2, 2017. This is followed by a discussion of the company's results, by reportable segment. Due to the previously mentioned realignment of our reportable segments and changes in cost allocation, the structure of the segments below has changed and prior year results have been revised to reflect these updates.
North American Furniture Solutions ("North America")

Net sales totaled $328.6 million for the first quarter of fiscal 2018, a decrease of 5.4 percent from the first quarter of fiscal 2017. Orders totaled $334.8 million, an increase of 0.5 percent from the same period in the prior year. Organic net sales totaled $328.2 million for the first quarter of fiscal 2018, an increase of 3.4 percent from the first quarter of fiscal 2017. Organic orders totaled $334.8 million, an increase of 9.3 percent from the same period in the prior year. Operating earnings for the first quarter of fiscal 2018 were $48.7 million or 14.8 percent of sales as compared to $50.9 million or 14.7 percent of sales in the first quarter of fiscal 2017.

•
The impact of an extra week in fiscal 2017 caused net sales and orders in the first quarter of fiscal 2018 to be lower than the prior year comparative period by approximately $22 million and $20 million, respectively.

•	Sales volumes within the North American segment increased by approximately $13 million, resulting from increased demand within the company's North America office furniture business.

•
The first quarter of fiscal 2017 included the full results of operations for the company’s dealerships in Philadelphia, Pennsylvania and Vancouver, Canada that were divested in the third quarter of fiscal 2017 and first quarter fiscal 2018, respectively. Accordingly, the increase in sales volumes for the North American segment for the current three month period was partially offset by an $8.1 million decrease in net sales due to the divestitures. The sale of these dealerships also decreased consolidated orders in the first quarter of fiscal 2018 by $7.0 million compared to the same quarter last year.

•	Changes in pricing, net of incremental discounting, decreased net sales by approximately $3.0 million as compared to the same quarter in fiscal 2017.

•
Operating earnings in the first quarter of fiscal 2018 decreased as compared to the same period in the prior year due to the impact of the extra week of operations in the first quarter of fiscal 2017 and dealership divestitures, partially offset by a reduction in operating expenses from company-wide cost savings initiatives.

ELA Furniture Solutions ("ELA")

Net sales totaled $93.4 million for the first quarter of fiscal 2018, a decrease of 4.0 percent from the first quarter of fiscal 2017. Orders totaled $108.5 million, a decrease of 1.2 percent from the same period in the prior year. Organic net sales totaled $93.5 million for the first quarter of fiscal 2018, an increase of 2.7 percent from the first quarter of fiscal 2017. Organic orders totaled $108.4 million, an increase of 6.6 percent from the same period in the prior year. Operating earnings for the first quarter of fiscal 2018 were $6.6 million or 7.1 percent of sales as compared to $8.5 million or 8.7 percent of sales in the first quarter of fiscal 2017.

•
The impact of an extra week in fiscal 2017 caused net sales and orders in the first quarter of fiscal 2018 to be lower than the prior year comparative period by approximately $6 million and $8 million, respectively.

•
Increased sales volumes within the ELA segment of approximately $2 million was driven primarily by growth in Latin America, Australia and Europe, partially offset by lower demand patterns in the United Kingdom, Middle East and China.

•
Operating earnings in the first quarter of fiscal 2018 decreased as compared to the same period in the prior year due to the impact of the extra week of operations included in the prior year results and lower production leverage.

Specialty

Net sales totaled $75.1 million for the first quarter of fiscal 2018, a decrease of 4.6 percent from the first quarter of fiscal 2017. Orders totaled $75.4 million, a decrease of 7.4 percent from the same period in the prior year. Organic net sales totaled $75.1 million for the first quarter of fiscal 2018, an increase of 0.9 percent from the first quarter of fiscal 2017. Organic orders totaled $75.4 million, a decrease of 1.6 percent from the same period in the prior year. Operating earnings for the first quarter of fiscal 2018 were $1.6 million or 2.1 percent of sales as compared to $5.7 million or 7.2 percent of sales in the first quarter of fiscal 2017.

•
The impact of an extra week in fiscal 2017 caused net sales in the first quarter of fiscal 2018 to be approximately $4 million lower than the prior year comparative period. The extra week in fiscal 2017 resulted in decreased orders of approximately $4.8 million compared to the same period in fiscal 2018.

•	Geiger and Herman Miller Collection recorded increases in sales volumes that were offset by year-over-year declines at Nemschoff and Maharam as compared to the first quarter of fiscal 2018.

•
The decrease in operating earnings as compared to the prior year was driven by both higher warranty costs in the period and the negative impact on operating earnings at Nemschoff from an operational disruption driven by a supplier quality issue during the first quarter of fiscal 2018.

Consumer

Net sales totaled $83.2 million for the first quarter of fiscal 2018, an increase of 10.3 percent from the first quarter of fiscal 2017. Orders of $76.1 million increased 7.0 percent from the same period in the prior year. Organic net sales totaled $78.2 million for the first quarter of fiscal 2018, an increase of 10.6 percent from the first quarter of fiscal 2017. Organic orders totaled $76.1 million, an increase of 13.4 percent from the same period in the prior year. Operating earnings for the first quarter of fiscal 2018 were $0.3 million or 0.4 percent of sales as compared to Operating earnings of $0.8 million or 1.1 percent of sales in the first quarter of fiscal 2017.

•
Incremental sales volumes within the Consumer segment of approximately $12 million were driven partly by a change in shipping terms at Design Within Reach that resulted in approximately $5 million of net sales being recorded in the first quarter of fiscal 2018, that would have otherwise been recorded in the second quarter under the previously used term structure. The balance of the change was due to growth across the studio, catalog, e-commerce and contract channels.

•
The impact of an extra week in fiscal 2017 caused net sales in the first quarter of fiscal 2018 to be approximately $5 million lower than the prior year comparative period. While the impact on orders was a decrease in the first quarter of fiscal 2018 of approximately $4 million as compared to the same period prior year.

•	The impact of the changes in DWR shipping terms had a favorable impact on operating earnings of approximately $1 million in the current period as compared to the same period of last fiscal year.

•
Operating earnings in the first three months of fiscal 2018 were lower than prior year as a result of increased warranty costs of approximately $1 million, approximately $0.5 million of inventory reserves related to the bankruptcy of a product vendor and a relative increase in sales and marketing expenses. Operating earnings were also negatively impacted this quarter by the addition of new DWR studio locations, which add incremental selling square footage but take time (twelve to eighteen months on average) to achieve full operational efficiency.

Corporate

Corporate unallocated expenses totaled $8.1 million for the first quarter of fiscal 2018, a decrease of 14.7 percent from the first quarter of fiscal 2017. The reduction was driven mainly by decreases in share-based compensation expense, legal costs and administrative costs as compared to the same period last year.

Financial Condition, Liquidity and Capital Resources

The table below presents certain key cash flow and capital highlights for three months ended as indicated.

(In millions)	September 2, 2017	September 3, 2016
	(13 weeks)	(14 weeks)
Cash and cash equivalents, end of period	$80.0	$65.1
Marketable securities, end of period	8.7	7.7
Cash provided by operating activities	18.9	30.2
Cash used in investing activities	(24.2)	(51.4)
Cash used in financing activities	(13.0)	0.8
Capital expenditures	(24.9)	(22.1)
Stock repurchased and retired	(11.1)	(7.2)
Common stock issued	4.4	6.0
Dividends paid	(10.2)	(8.8)
Interest-bearing debt, end of period	203.9	233.9
Available unsecured credit facility, end of period (1)	$387.8	$207.6
(1) Amounts shown are net of outstanding letters of credit of $8.2 million and $8.4 million as of September 2, 2017 and September 3, 2016, respectively, which are applied against availability under the company's unsecured credit facility.

Cash Flows - Operating Activities

Three Month Period Ended September 2, 2017
Cash generated from operating activities was $18.9 million for the three month period ended September 2, 2017, as compared to $30.2 million in the same period of the prior year. During the current three month period, the company made a voluntary contribution of $12.0 million to its international defined benefit pension plan. Additionally, changes in working capital balances drove a use of cash totaling $21.5 million during the current quarter of fiscal 2018. The main factors driving this use of cash were an increase in inventory of $14.5 million and a decrease in accrued compensation and benefits of $19.0 million. Inventory increased due mainly to stocking new DWR studios, as well as the build of inventory in the ELA segment to fulfill demand in the second quarter. Accrued compensation and benefits decreased due to the annual payout of the prior year accrued bonus and profit sharing. These factors more than offset drivers within working capital that increased cash, primarily an increase in accounts payable of $17.8 million.

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

Cash Flows - Investing Activities

Investing activities in the first three months of fiscal 2018 resulted in a net cash outflow of $24.2 million as compared to a net cash outflow of $51.4 million in the same period of the prior year. The largest contributor to the change in cash used in investing activities was the prior year repayment of loans against the cash surrender value of life insurance policies in the amount of $15.3 million. Additionally, prior year equity investments in noncontrolled entities resulted in a cash outlay of $13.9 million during the first three months of fiscal 2017, which also drove a portion of the change in investing outflows from the prior year.

The company had cash outflows for the purchase of $24.9 million of capital assets in the first three months of fiscal 2018 as compared to $22.1 million during the first three months of the prior year. The increase in capital expenditures as compared to the prior year was driven mainly by expenditures related to manufacturing assets in West Michigan. At the end of the first quarter of fiscal 2018, there were outstanding commitments for capital purchases of $29.5 million compared to $13.6 million at the corresponding date in the prior year. The company expects full-year capital purchases to be between $100 million and $105 million, which will be primarily related to investments in the company's facilities and equipment. This compares to full-year capital spending of $87.3 million in fiscal 2017.

Cash Flows - Financing Activities

Cash outflows from financing activities were $13.0 million for the first three months of fiscal 2018 compared to cash inflows of $0.8 million during the same period of the prior year. Cash inflows from net borrowings on our revolving line of credit were $4.0 million during the three-month period of fiscal 2018. By comparison, cash inflows from net borrowings were $12.0 million during the same period of fiscal 2017. Cash outflows for dividend payments were $10.2 million and $8.8 million for the three month periods of fiscal 2018 and fiscal 2017, respectively. Cash paid for the repurchase of common stock was $11.1 million as compared to $7.2 million in the first three months of fiscal 2018 and 2017, respectively. Cash inflows for stock issuances related to employee benefit programs were $4.4 million and $6.0 million during the three month periods of fiscal 2018 and fiscal 2017, respectively.

Certain minority shareholders in a subsidiary have the right, at certain times, to require the company to acquire a portion of their ownership interest in those entities at fair value. During the three months ended September 2, 2017, the company purchased $1.0 million of minority ownership shares as compared to $1.5 million in the same period last year. It is possible that within the next three fiscal years the company could be required to acquire the balance of this ownership interest. The fair value of this redeemable noncontrolling interest as of September 2, 2017 was $23.4 million and is included within "Redeemable noncontrolling interests" on the Consolidated Balance Sheets.

Sources of Liquidity

In addition to cash flows from operating activities, the company has access to liquidity through credit facilities, cash and cash equivalents, and short-term investments. These sources have been summarized below. For additional information, refer to Note 12 to the condensed consolidated financial statements.

(In millions)	September 2, 2017	September 3, 2016
Cash and cash equivalents	$80.0	$65.1
Marketable securities	8.7	7.7
Availability under syndicated revolving line of credit	$387.8	$207.6

At the end of the first quarter of fiscal 2018, the company had cash and cash equivalents of $80.0 million, including $76.2 million of cash and cash equivalents held outside the United States. In addition, the company had marketable securities of $8.7 million held by one of its international subsidiaries.

The subsidiary holding the company's marketable securities is taxed as a United States taxpayer at the company's election. Consequently, for tax purposes, all United States tax impacts for this subsidiary have been recorded. Additionally, the company has $11.7 million of cash held outside of the United States for which United States taxes have been recorded. The company's intent is to permanently reinvest the remainder of the cash outside of the United States. The company's plans do not indicate a need to repatriate these balances to fund United States operations during fiscal 2018.

The company believes cash on hand, cash generated from operations, and borrowing capacity will provide adequate liquidity to fund near term and foreseeable future business operations, capital needs, future dividends and share repurchases, subject to financing availability in the marketplace.

Contractual Obligations

Contractual obligations associated with ongoing business and financing activities will require cash payments in future periods. A table summarizing the amounts and estimated timing of these future cash payments as of June 3, 2017 was provided in the company's annual report on Form 10-K for the year ended June 3, 2017. There has been no material change in such obligations since that date.

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

Variable Interest Entities

On occasion, the company provides financial support to certain independent dealers in the form of term loans, lines of credit, and/or loan guarantees that may represent variable interests in such entities. As of September 2, 2017, the company was not considered to be the primary beneficiary of any such dealer relationships under FASB ASC Topic 810, Consolidation. Accordingly, the company is not required to consolidate the financial statements of any of these entities as of September 2, 2017.

Contingencies

See Note 11 to the condensed consolidated financial statements.

Critical Accounting Policies

The company strives to report financial results clearly and understandably. The company follows accounting principles generally accepted in the United States in preparing its consolidated financial statements, which require certain estimates and judgments that affect the financial position and results of operations for the company. The company continually reviews the accounting policies and financial information disclosures. A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the company's annual report on Form 10-K for the year ended June 3, 2017. During the first three months of fiscal 2018, there were no material changes in the accounting policies and assumptions previously disclosed.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The information concerning quantitative and qualitative disclosures about market risk contained in the company’s Annual Report on Form 10-K for its fiscal year ended June 3, 2017 has not changed significantly. The nature of market risks from interest rates and commodity prices has not changed materially during the first three months of fiscal 2018.

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

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the company's Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 2, 2017, and the company's Chief Executive Officer and Chief Financial officer have concluded that, as of that date, the company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended September 2, 2017, that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

Part II - Other Information

Item 1: Legal Proceedings

Referred to in Note 12 of the condensed consolidated financial statements.

Item 1A: Risk Factors

There have been no material changes in the company's risk factors from those set forth in the company's Annual Report on Form 10-K for the year ended June 3, 2017.

Item 2:     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following is a summary of share repurchase activity during the quarter ended September 2, 2017.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (in millions)
6/4/17 - 7/1/17	26,338	$31.55	26,338	$107,686,954
7/2/17 - 7/29/17	229,196	$34.06	229,196	$99,879,913
7/30/17 - 9/2/17	75,429	$33.28	75,429	$97,369,779
Total	330,963		330,963

No repurchase plans expired or were terminated during the first quarter of fiscal 2018, nor do any plans exist under which the company does not intend to make further purchases. The Board has the authority to terminate any further repurchases.

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

10
Herman Miller, Inc. 2011 Long-Term Incentive Plan, as amended by a Fourth Amendment, is incorporated by reference from Appendix I of the Registrant's Definitive Proxy Statement dated August 29, 2017, filed with the Commission as of August 29, 2017 (Commission File No. 001-15141).

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

HERMAN MILLER, INC.

October 11, 2017	/s/ Brian C. Walker
Brian C. Walker
Chief Executive Officer
(Duly Authorized Signatory for Registrant)

October 11, 2017	/s/ Jeffrey M. Stutz
Jeffrey M. Stutz
Chief Financial Officer
(Duly Authorized Signatory for Registrant)