Form 10-Q
period 2017-12-02
MILLER HERMAN INC
filed 2018-01-10
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ _ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended December 2, 2017	Commission File No. 001-15141

HERMAN MILLER, INC.

A Michigan Corporation	ID No. 38-0837640

855 East Main Avenue, Zeeland, MI 49464-0302	Phone (616) 654 3000

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
Yes [_] No [ X ]

Common Stock Outstanding at January 8, 2018 - 59,670,283 shares

Herman Miller, Inc. Form 10-Q

Herman Miller, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Dollars in millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 2, 2017	December 3, 2016	December 2, 2017	December 3, 2016
Net sales	$604.6	$577.5	$1,184.8	$1,176.1
Cost of sales	382.5	359.5	745.8	728.1
Gross margin	222.1	218.0	439.0	448.0
Operating expenses:
Selling, general and administrative	152.4	149.0	299.6	303.2
Restructuring expenses and other charges	1.7	1.0	3.8	1.0
Design and research	18.0	18.4	36.5	37.8
Total operating expenses	172.1	168.4	339.9	342.0
Operating earnings	50.0	49.6	99.1	106.0
Other expenses:
Interest expense	3.7	3.9	7.4	7.6
Other, net	(0.7)	0.4	(1.8)	(0.2)
Earnings before income taxes and equity income	47.0	45.3	93.5	98.6
Income tax expense	14.3	14.5	28.5	31.6
Equity income from nonconsolidated affiliates, net of tax	0.8	0.8	1.5	1.1
Net earnings	33.5	31.6	66.5	68.1
Net earnings (loss) attributable to noncontrolling interests	—	(0.1)	—	0.1
Net earnings attributable to Herman Miller, Inc.	$33.5	$31.7	$66.5	$68.0

Earnings per share — basic	$0.56	$0.53	$1.11	$1.13
Earnings per share — diluted	$0.55	$0.53	$1.10	$1.13
Dividends declared, per share	$0.180	$0.170	$0.360	$0.340

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	$0.1	$(5.7)	$4.5	$(10.4)
Pension and other post-retirement plans	0.8	0.3	1.6	1.6
Interest rate swaps	2.6	4.2	1.0	4.2
Other comprehensive income (loss)	3.5	(1.2)	7.1	(4.6)
Comprehensive income	37.0	30.4	73.6	63.5
Comprehensive income (loss) attributable to noncontrolling interests	—	(0.1)	—	0.1
Comprehensive income attributable to Herman Miller, Inc.	$37.0	$30.5	$73.6	$63.4

See accompanying notes to condensed consolidated financial statements.

Herman Miller, Inc.
Condensed Consolidated Balance Sheets
(Dollars in millions, except per share data)
(Unaudited)

	December 2, 2017	June 3, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$114.6	$96.2
Marketable securities	8.5	8.6
Accounts and notes receivable, net	189.8	186.6
Inventories, net	172.2	152.4
Prepaid expenses and other	41.1	48.1
Total current assets	526.2	491.9
Property and equipment, at cost	1,006.0	968.7
Less — accumulated depreciation	(675.2)	(654.1)
Net property and equipment	330.8	314.6
Goodwill	304.3	304.5
Indefinite-lived intangibles	78.1	78.1
Other amortizable intangibles, net	42.7	45.4
Other noncurrent assets	69.0	71.8
Total Assets	$1,351.1	$1,306.3

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$166.7	$148.4
Accrued compensation and benefits	75.2	79.7
Accrued warranty	53.3	47.7
Other accrued liabilities	101.3	109.9
Total current liabilities	396.5	385.7
Long-term debt	200.0	199.9
Pension and post-retirement benefits	26.0	38.5
Other liabilities	73.9	69.9
Total Liabilities	696.4	694.0
Redeemable noncontrolling interests	23.9	24.6
Stockholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized, none issued)	—	—
Common stock, $0.20 par value (240,000,000 shares authorized, 59,664,064 and 59,715,824 shares issued and outstanding in 2018 and 2017, respectively)	11.9	11.9
Additional paid-in capital	130.4	139.3
Retained earnings	564.4	519.5
Accumulated other comprehensive loss	(75.1)	(82.2)
Key executive deferred compensation plans	(1.0)	(1.0)
Herman Miller, Inc. Stockholders' Equity	630.6	587.5
Noncontrolling Interests	0.2	0.2
Total Stockholders' Equity	630.8	587.7
Total Liabilities, Redeemable Noncontrolling Interests, and Stockholders' Equity	$1,351.1	$1,306.3

See accompanying notes to condensed consolidated financial statements.

Herman Miller, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in millions)
(Unaudited)

	Six Months Ended
	December 2, 2017	December 3, 2016
Cash Flows from Operating Activities:
Net earnings	$66.5	$68.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	31.8	28.3
Stock-based compensation	3.0	6.5
Excess tax benefits from stock-based compensation	—	(0.4)
Pension and post-retirement expenses	0.7	0.2
Pension contributions	(12.0)	—
Earnings from nonconsolidated affiliates net of dividends received	(0.3)	(1.0)
Deferred taxes	(1.0)	2.0
Gain on sales of property and dealers	(0.8)	—
Restructuring expenses	3.8	1.0
Increase in current assets	(15.7)	(13.2)
Increase (decrease) in current liabilities	2.5	(1.4)
Increase in non-current liabilities	3.0	4.1
Other, net	—	0.2
Net Cash Provided by Operating Activities	81.5	94.4

Cash Flows from Investing Activities:
Proceeds from sale of property and dealers	2.0	—
Equity investment in non-controlled entities	—	(14.5)
Capital expenditures	(39.8)	(46.7)
Payments of loans on cash surrender value of life insurance	—	(15.3)
Proceeds from life insurance policy	8.1	—
Net advances on notes receivable	(0.5)	—
Other, net	(0.4)	(0.8)
Net Cash Used in Investing Activities	(30.6)	(77.3)

Cash Flows from Financing Activities:
Dividends paid	(20.9)	(19.0)
Proceeds from issuance of long-term debt	115.4	468.3
Payments of long-term debt	(115.4)	(470.6)
Payment of deferred financing costs	—	(1.4)
Common stock issued	5.7	6.5
Common stock repurchased and retired	(17.3)	(12.1)
Excess tax benefits from stock-based compensation	—	0.4
Purchase of redeemable noncontrolling interests	(1.0)	(1.5)
Net proceeds from supplier financing program	0.4	—
Payment of contingent consideration	(0.1)	(1.0)
Other, net	—	0.1
Net Used in by Financing Activities	(33.2)	(30.3)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	0.7	0.2
Net Increase (Decrease) in Cash and Cash Equivalents	18.4	(13.0)

Cash and Cash Equivalents, Beginning of Period	96.2	84.9
Cash and Cash Equivalents, End of Period	$114.6	$71.9

See accompanying notes to condensed consolidated financial statements.

Herman Miller, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Dollars in millions)
(Unaudited)

	Six Months Ended
	December 2, 2017	December 3, 2016
Preferred Stock
Balance at beginning of year and end of period	$—	$—
Common Stock
Balance at beginning of year	$11.9	$12.0
Exercise of stock options	0.1	—
Repurchase and retirement of common stock	(0.1)	—
Balance at beginning of year and end of period	$11.9	$12.0
Additional Paid-in Capital
Balance at beginning of year	$139.3	$142.7
Cumulative effect of accounting change	(0.3)	—
Repurchase and retirement of common stock	(17.2)	(12.0)
Exercise of stock options	4.7	5.5
Stock-based compensation expense	1.1	4.4
Excess tax benefit for stock-based compensation	—	(0.3)
Restricted stock units released	1.7	1.9
Employee stock purchase plan issuances	1.1	1.1
Balance at end of period	$130.4	$143.3
Retained Earnings
Balance at beginning of year	$519.5	$435.3
Cumulative effect of accounting change	0.1	—
Net income attributable to Herman Miller, Inc.	66.5	68.0
Dividends declared on common stock (per share - 2018: $0.36; 2017; $0.34)	(21.6)	(20.4)
Redeemable noncontrolling interests valuation adjustment	(0.1)	0.3
Balance at end of period	$564.4	$483.2
Accumulated Other Comprehensive Loss
Balance at beginning of year	$(82.2)	$(64.5)
Other comprehensive income (loss)	7.1	(4.6)
Balance at end of period	$(75.1)	$(69.1)
Key Executive Deferred Compensation
Balance at beginning of year and end of period	$(1.0)	$(1.1)
Herman Miller, Inc. Stockholders' Equity	$630.6	$568.3
Noncontrolling Interests
Balance at beginning of year and end of period	$0.2	$0.3
Total Stockholders' Equity	$630.8	$568.6

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended December 2, 2017
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

The accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments that are of a normal recurring nature necessary to present fairly the financial position of the company as of December 2, 2017. Operating results for the three and six months ended December 2, 2017, are not necessarily indicative of the results that may be expected for the year ending June 2, 2018. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the company's annual report on Form 10-K for the year ended June 3, 2017.

The company's fiscal year ends on the Saturday closest to May 31. Fiscal 2018, the year ending June 2, 2018, and fiscal 2017, the year ended June 3, 2017, contain 52 and 53 weeks, respectively. The six months ended December 2, 2017 and December 3, 2016 contained 26 and 27 weeks, respectively.

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
June 3, 2018
The company has completed a preliminary review of the impact of the new standard and expects changes in the identification of performance obligations around product and service revenue. For commercial contracts in which the company sells directly to end customers, in most cases, the company currently delays revenue recognition until the products are shipped and installed and records third-party installation and certain other fees net. However, under the new standard, in most cases, the company will recognize product revenue when title and risk of loss have transferred and will recognize service revenue upon the completion of services. Additionally, the company will record certain product pricing elements related to its direct customer sales within revenue and Cost of Sales rather than net within revenue as is current practice. The company has determined that these elements relate to the product performance obligation which the company is considered to control under the new standard. The company is also in the process of implementing changes to its business processes, systems and controls to support recognition and disclosure under the new standard. The company expects to adopt the standard in fiscal 2019 using the modified retrospective approach.

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

On January 1, 2017, the company completed the sale of a wholly-owned contract furniture dealership in Philadelphia, Pennsylvania in exchange for a $3.0 million note receivable. A pre-tax gain of $0.7 million was recognized as a result of the sale within the caption Selling, general and administrative within the Condensed Consolidated Statements of Comprehensive Income. The note receivable was deemed to be a variable interest in a variable interest entity. The carrying value of the note was $2.3 million and $1.4 million as of December 2, 2017 and June 3, 2017, respectively, and represents the company's maximum exposure to loss. The company is not deemed to be the primary beneficiary of the variable interest entity as the buyers of the dealership control the activities that most significantly impact the entity's economic performance, including sales, marketing and operations.

Naughtone Holdings Limited
On June 3, 2016, the company acquired a 50 percent noncontrolling equity interest in Naughtone Holdings Limited ("Naughtone"), a leader in soft seating products, stools, occasional and meeting tables, for $12.4 million in cash consideration. In the second quarter of fiscal 2017, the company paid additional purchase consideration of approximately $0.6 million as part of the final net equity adjustment.

4. Inventories, net

(In millions)	December 2, 2017	June 3, 2017
Finished goods	$137.0	$119.0
Raw materials	35.2	33.4
Total	$172.2	$152.4

Inventories are valued at the lower of cost or market and include material, labor, and overhead. The inventories at our West Michigan manufacturing operations are valued using the last-in, first-out (LIFO) method, whereas inventories of certain other operations are valued using the first-in, first-out (FIFO) method.

5. Goodwill and Indefinite-lived Intangibles

Goodwill and other indefinite-lived intangible assets included in the Condensed Consolidated Balance Sheets consisted of the following as of December 2, 2017 and June 3, 2017:

(In millions)	Goodwill	Indefinite-lived Intangible Assets	Total Goodwill and Indefinite-lived Intangible Assets
June 3, 2017	$304.5	$78.1	$382.6
Foreign currency translation adjustments	0.1	—	0.1
Sale of owned contract furniture dealership	(0.3)	—	(0.3)
December 2, 2017	$304.3	$78.1	$382.4

6. Employee Benefit Plans

The following table summarizes the components of net periodic benefit costs for the company's International defined benefit pension plan for the three and six months ended:

	Three Months Ended		Six Months Ended
(In millions)	December 2, 2017	December 3, 2016	December 2, 2017	December 3, 2016
Interest cost	$0.8	$0.8	$1.6	$1.5
Expected return on plan assets	(1.8)	(1.3)	(3.5)	(2.5)
Net amortization loss	1.3	0.6	2.6	1.2
Net periodic benefit cost	$0.3	$0.1	$0.7	$0.2

The company made a voluntary contribution of $12.0 million to its International defined benefit pension plan in the six month period ended December 2, 2017.

7. Earnings Per Share

The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS) for the three and six months ended:

	Three Months Ended		Six Months Ended
	December 2, 2017	December 3, 2016	December 2, 2017	December 3, 2016
Numerators:
Numerator for both basic and diluted EPS, net earnings attributable to Herman Miller, Inc. - in millions	$33.5	$31.7	$66.5	$68.0

Denominators:
Denominator for basic EPS, weighted-average common shares outstanding	59,747,932	59,954,194	59,753,271	59,942,049
Potentially dilutive shares resulting from stock plans	524,275	400,566	543,457	440,883
Denominator for diluted EPS	60,272,207	60,354,760	60,296,728	60,382,932
Antidilutive equity awards not included in weighted-average common shares - diluted	423,670	875,847	356,135	685,450

During fiscal 2017, the company had certain share-based payment awards that met the definition of participating securities. The company evaluated the impact on EPS of all participating securities under the two-class method, which had no impact on diluted EPS.

8. Stock-Based Compensation

The following table summarizes the stock-based compensation expense and related income tax effect for the three and six months ended:

(In millions)	Three Months Ended		Six Months Ended
	December 2, 2017	December 3, 2016	December 2, 2017	December 3, 2016
Stock-based compensation expense	$1.4	$3.1	$3.0	$6.5
Related income tax effect	0.5	1.2	1.0	2.4

Stock-based compensation expense recognized in the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended December 3, 2016 has been reduced for estimated forfeitures, as it is based on awards ultimately expected to vest. Effective June 4, 2017, the company adopted ASU 2016-09 - Improvements to Employee Share-Based Payment Accounting. As of June 4, 2017, the company has elected to record forfeitures as they occur rather than estimating forfeitures.

The following table includes common stock issued by the company related to the exercise of stock options, vesting of restricted stock units and vesting of performance share units.

(Shares)	Six Months Ended
	December 2, 2017	December 3, 2016
Stock Options	188,025	197,632
Restricted Stock Units	105,095	86,664
Performance Share Units	130,179	113,040

9. Income Taxes

The company recognizes interest and penalties related to uncertain tax benefits through income tax expense in its Condensed Consolidated Statement of Comprehensive Income. Interest and penalties recognized in the company's Condensed Consolidated Statement of Comprehensive Income were negligible for the three and six months ended December 2, 2017 and December 3, 2016.

The company's recorded liability for potential interest and penalties related to uncertain tax benefits was:

(In millions)	December 2, 2017	June 3, 2017
Liability for interest and penalties	$0.9	$0.8
Liability for uncertain tax positions, current	3.0	2.8

The effective tax rates for the three and six months ended December 2, 2017 and December 3, 2016 were 30.5 percent and 32.0 percent, respectively. The company's United States federal statutory rate is 35 percent.

The decrease in the effective tax rate for the three months ended December 2, 2017 was a result of an increase in the mix of earnings in tax jurisdictions that had rates lower than the United States statutory rate.

The effective tax rates for the three months ended December 2, 2017 and December 3, 2016 were lower than the United States statutory rate due to the mix of earnings in taxing jurisdictions that had rates that were lower than the United States statutory rate along with the manufacturing deduction under the American Jobs Creation Act of 2004 (“AJCA”) and the research and development tax credit under the Protecting Americans from Tax Hikes ("PATH") Act of 2015.

The effective tax rates for the six months ended December 2, 2017 and December 3, 2016 were lower than the United States statutory rate due to the mix of earnings in taxing jurisdictions that had rates that were lower than the United States statutory rate along with the manufacturing deduction under the American Jobs Creation Act of 2004 (“AJCA”) and the research and development tax credit under the Protecting Americans from Tax Hikes ("PATH") Act of 2015.

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

As a result of the passage of the Federal Tax Cuts and Jobs Act (“TCJA”) on December 22, 2017, which was subsequent to the fiscal periods that ended on December 2, 2017, the company's United States statutory rate will be reduced from 35 percent to 21 percent effective January 1, 2018, which will result in a full year blended fiscal 2018 U.S. Federal statutory rate of approximately 29 percent. The impact of the lower statutory rate applied to the earnings before tax for the six-month period ended December 2, 2017 will be recorded as a discrete item in the company’s income tax expense for the three months ending March 3, 2018. Also recorded in the same three-month period will be a remeasurement of the deferred tax assets and liabilities to reflect the anticipated rate at which the deferred items will be realized. The TCJA introduces a new participation exemption system of taxation on foreign earnings. As part of the transition towards this system, in the three-month period ended March 3, 2018, the company anticipates recording a U.S. tax liability on certain undistributed foreign earnings. The analysis of the actual impact of these changes is not yet complete and the company intends to determine and disclose the estimated impact as part of its third quarter fiscal 2018 results.

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

(In millions)	December 2, 2017	June 3, 2017
Carrying value	$203.7	$203.1
Fair value	$209.3	$213.0

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

Interest rate swap agreements — The value of the company's interest rate swap agreements is determined using a market approach based on rates obtained from active markets. The interest rate swap agreements are designated as cash flow hedging instruments.

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

The following tables set forth financial assets and liabilities measured at fair value in the Condensed Consolidated Balance Sheets and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of December 2, 2017 and June 3, 2017.

(In millions)	December 2, 2017		June 3, 2017
Financial Assets	Quoted Prices with Other Observable Inputs (Level 2)	Management Estimate (Level 3)	Quoted Prices with Other Observable Inputs (Level 2)	Management Estimate (Level 3)
Available-for-sale marketable securities:
Mutual funds - fixed income	$7.6	$—	$7.7	$—
Mutual funds - equity	0.9	—	0.9	—
Foreign currency forward contracts	0.4	—	0.5	—
Interest rate swap agreement	5.2	—	3.3	—
Deferred compensation plan	14.3	—	12.8	—
Total	$28.4	$—	$25.2	$—

Financial Liabilities
Foreign currency forward contracts	$0.5	$—	$0.6	$—
Interest rate swap agreement	0.4	—	—	—
Contingent consideration	—	0.5	—	0.5
Total	$0.9	$0.5	$0.6	$0.5

The table below presents a reconciliation for liabilities measured at fair value using significant unobservable inputs (Level 3) (in millions).

Contingent Consideration	December 2, 2017	June 3, 2017
Beginning balance	$0.5	$2.7
Net realized losses (gains)	0.1	(0.2)
Payments	(0.1)	(2.0)
Ending balance	$0.5	$0.5

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

The following is a summary of the carrying and market values of the company's marketable securities as of the respective dates:

	December 2, 2017			June 3, 2017
(In millions)	Cost	Unrealized Gain/(loss)	Market Value	Cost	Unrealized Gain/(Loss)	Market Value
Mutual funds - fixed income	$7.6	$—	$7.6	$7.6	$0.1	$7.7
Mutual funds - equity	0.8	0.1	0.9	0.9	—	0.9
Total	$8.4	$0.1	$8.5	$8.5	$0.1	$8.6

Adjustments to the fair value of available-for-sale securities are recorded as increases or decreases, net of income taxes, within Accumulated other comprehensive loss in stockholders’ equity. These adjustments are also included within the caption Unrealized holding gain within the Condensed Consolidated Statements of Comprehensive Income. Unrealized gains recognized in the company's Condensed Consolidated Statement of Comprehensive Income related to available-for-sale securities were zero for the three and six month periods ended December 2, 2017 and December 3, 2016. The cost of securities sold is based on the specific identification method; realized gains and losses resulting from such sales are included in the Condensed Consolidated Statements of Comprehensive Income within "Other, net".

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

Derivative Instruments and Hedging Activities
Foreign Currency Forward Contracts
The company transacts business in various foreign currencies and has established a program that primarily utilizes foreign currency forward contracts to reduce the risks associated with the effects of certain foreign currency exposures. Under this program, the company's strategy is to have increases or decreases in our foreign currency exposures offset by gains or losses on the foreign currency forward contracts to mitigate the risks and volatility associated with foreign currency transaction gains or losses. Foreign currency exposures typically arise from net liability or asset exposures in non-functional currencies on the balance sheets of our foreign subsidiaries. Foreign currency forward contracts generally settle within 30 days and are not used for trading purposes. These forward contracts are not designated as hedging instruments. Accordingly, we record the fair value of these contracts as of the end of the reporting period in the Consolidated Balance Sheets with changes in fair value recorded within the Consolidated Statements of Comprehensive Income. The balance sheet classification for the fair values of these forward contracts is to Other current assets for unrealized gains and to Other accrued liabilities for unrealized losses. The Consolidated Statements of Comprehensive Income classification for the fair values of these forward contracts is to Other expenses (income): Other, net, for both realized and unrealized gains and losses.

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

The interest rate swaps were designated cash flow hedges at inception and remain an effective accounting hedge as of December 2, 2017. Since a designated derivative meets hedge accounting criteria, the fair value of the hedge is recorded in the Consolidated Statement of Stockholders’ Equity as a component of Accumulated other comprehensive loss, net of tax. The ineffective portion of the change in fair value of the derivatives is immediately recognized in earnings. The interest rate swap agreements are assessed for hedge effectiveness on a quarterly basis.

In September 2016, the company entered into an interest rate swap agreement. The interest rate swap is for an aggregate notional amount of $150.0 million with a forward start date of January 3, 2018 and a termination date of January 3, 2028. As a result of the transaction, the company effectively converted indebtedness anticipated to be borrowed on the company’s revolving line of credit up to the notional amount from a LIBOR-based floating interest rate plus applicable margin to a 1.949 percent fixed interest rate plus applicable margin under the agreement as of the forward start date.

On June 12, 2017, the company entered into an interest rate swap agreement. The interest rate swap is for an aggregate notional amount of $75.0 million with a forward start date of January 3, 2018 and a termination date of January 3, 2028. As a result of the transaction, the company effectively converted indebtedness anticipated to be borrowed on the company’s revolving line of credit up to the notional amount from a LIBOR-based floating interest rate plus applicable margin to a 2.387 percent fixed interest rate plus applicable margin under the agreement as of the forward start date.

Subsequent to December 2, 2017, on January 3, 2018, the company borrowed $225.0 million on its existing revolving line of credit. Of these proceeds, $150.0 million was used to settle its Series B senior notes, while the rest of the proceeds will be used for general business purposes.

As of December 2, 2017, the fair value of the company’s two outstanding interest rate swap agreements was an asset and liability of $5.2 million and $0.4 million, respectively. The asset fair value was recorded within Other noncurrent assets and the liability fair value was recorded in Other liabilities within the Condensed Consolidated Balance Sheets. The net unrealized gain recorded within Other comprehensive loss, net of tax, for the effective portion of the company's designated cash flow hedges was $2.6 million and $4.2 million for the three months ended December 2, 2017 and December 3, 2016, respectively. The net unrealized gain recorded within Other comprehensive loss, net of tax, for the effective portion of the company's designated cash flow hedges was $1.0 million and $4.2 million for the six months ended December 2, 2017 and December 3, 2016, respectively.

There were no gains or losses recognized against earnings for hedge ineffectiveness and there were no gains or losses reclassified from Accumulated other comprehensive loss into earnings for three and six month periods ended December 2, 2017 and December 3, 2016, respectively.

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

(In millions)	Three Months Ended		Six Months Ended
	December 2, 2017	December 3, 2016	December 2, 2017	December 3, 2016
Accrual Balance — beginning	$52.6	$43.9	$47.7	$43.9
Accrual for product-related matters	5.6	5.7	15.0	10.9
Settlements and adjustments	(4.9)	(5.0)	(9.4)	(10.2)
Accrual Balance — ending	$53.3	$44.6	$53.3	$44.6

Guarantees
The company is periodically required to provide performance bonds to do business with certain customers. These arrangements are common in the industry and generally have terms ranging between one and three years. The bonds are required to provide assurance to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies. However, the company is ultimately liable for claims that may occur against them. As of December 2, 2017, the company had a maximum financial exposure related to performance bonds totaling approximately $9.7 million. The company has no history of claims, nor is it aware of circumstances that would require it to pay, under any of these arrangements. The company also believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company's financial statements. Accordingly, no liability has been recorded in respect to these bonds as of either December 2, 2017 or June 3, 2017.

The company has entered into standby letter of credit arrangements for purposes of protecting various insurance companies and lessors against default on insurance premium and lease payments. As of December 2, 2017, the company had a maximum financial exposure from these standby letters of credit totaling approximately $8.2 million, all of which is considered usage against the company's revolving line of credit. The company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements, and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company's financial statements. Accordingly, no liability has been recorded in respect of these arrangements as of December 2, 2017 and June 3, 2017.

Contingencies
The company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the company's consolidated financial statements.

12. Debt

Long-term debt as of December 2, 2017 and June 3, 2017 consisted of the following obligations:

(In millions)	December 2, 2017	June 3, 2017
Series B senior notes, due January 3, 2018	$150.0	$149.9
Debt securities, due March 1, 2021	50.0	50.0
Supplier financing program	3.7	$3.2
Total debt	$203.7	$203.1
Less: Current debt	(3.7)	(3.2)
Long-term debt	$200.0	$199.9

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

As of December 2, 2017, the total debt outstanding related to borrowings under the syndicated revolving line of credit was zero. Available borrowings against this facility were $391.8 million due to $8.2 million related to outstanding letters of credit. As of June 3, 2017, there were no outstanding borrowings against this facility and available borrowings were $391.7 million due to $8.3 million outstanding letters of credit.

Subsequent to the end of the quarter, on January 3, 2018, the company refinanced its Series B senior notes on a long-term basis through the use of its syndicated revolving line of credit.

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

The company has lengthened the payment terms for certain suppliers that have chosen to participate in the program. As a result, certain amounts due to suppliers have payment terms that are longer than standard industry practice and as such, these amounts have been excluded from the caption “Accounts payable” in the Condensed Consolidated Balance Sheets as the amounts have been accounted for by the company as a current debt obligation. Accordingly, $3.7 million and $3.2 million have been recorded within the caption “Other accrued liabilities” for the periods ended December 2, 2017 and June 3, 2017, respectively.

Construction-Type Lease
During fiscal 2015, the company entered into a lease agreement for the occupancy of a new studio facility in Palo Alto, California. In fiscal 2017, the company became the deemed owner of the leased building for accounting purposes as a result of the company's involvement during the construction phase of the project. The lease is therefore accounted for as a financing transaction and the recorded asset and related financing obligation have been recorded in the Consolidated Balance Sheets within both Construction in progress and Other accrued liabilities for the period ended December 2, 2017 and June 3, 2017, respectively. The fair value of the building and the related financing liability was $7.0 million at December 2, 2017 and June 3, 2017, respectively and represented a nonrecurring level 3 fair value measurement. The fair value of the building and financing liability was determined through a blend of an income approach, comparable property sales approach and a replacement cost approach. Upon completion of construction, the liability will be reclassified into Long-term debt.

13. Accumulated Other Comprehensive Loss

The following table provides an analysis of the changes in accumulated other comprehensive loss for the six months ended December 2, 2017 and December 3, 2016:

(In millions)	Cumulative Translation Adjustments	Pension and Other Post-retirement Benefit Plans	Unrealized Gains on Available-for-sale Securities	Interest Rate Swap Agreement	Accumulated Other Comprehensive income
Balance at May 28, 2016	$(29.6)	$(34.9)	$—	$—	$(64.5)
Current period other comprehensive (loss) income	(10.4)	1.1	—	6.4	(2.9)
Tax benefit (expense)	—	0.5	—	(2.2)	(1.7)
Balance at December 3, 2016	$(40.0)	$(33.3)	$—	$4.2	$(69.1)

Balance at June 3, 2017	$(36.8)	$(47.6)	$0.1	$2.1	$(82.2)
Current period other comprehensive income	4.5	2.1	—	1.5	8.1
Tax benefit (expense)	—	(0.5)	—	(0.5)	(1.0)
Balance at December 2, 2017	$(32.3)	$(46.0)	$0.1	$3.1	$(75.1)

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

Changes in the company’s redeemable noncontrolling interests for the six months ended December 2, 2017 and December 3, 2016 are as follows:

(In millions)	December 2, 2017	December 3, 2016
Beginning Balance	$24.6	$27.0
Purchase of redeemable noncontrolling interests	(1.0)	(1.5)
Net income attributable to redeemable noncontrolling interests	—	0.1
Redemption value adjustment	0.2	(0.3)
Other adjustments	0.1	0.1
Ending Balance	$23.9	$25.4

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

The company's reportable segments consist of North American Furniture Solutions, ELA ("EMEA, Latin America, and Asia Pacific") Furniture Solutions, Specialty and Consumer. The North American Furniture Solutions segment includes the operations associated with the design, manufacture and sale of furniture products for work-related settings, including office, education and healthcare environments, throughout the United States and Canada. The business associated with the company's owned contract furniture dealers is also included in the North American Furniture Solutions segment. The ELA Furniture Solutions segment includes EMEA, Latin America and Asia-Pacific. ELA includes the operations associated with the design, manufacture, and sale of furniture products, primarily for work-related settings, in these geographic regions. The Specialty segment includes the operations associated with the design, manufacture, and sale of high-craft furniture products and textiles including Geiger wood products, Maharam textiles, Nemschoff and Herman Miller Collection products. The Consumer segment includes operations associated with the sale of modern design furnishings and accessories to third party retail distributors, as well as direct to consumer sales through eCommerce and Design Within Reach retail studios.

The company also reports a “Corporate” category consisting primarily of unallocated expenses related to general corporate functions, including, but not limited to, certain legal, executive, corporate finance, information technology, administrative and acquisition-related costs. Management regularly reviews corporate costs and believes disclosing such information provides more visibility and transparency regarding how the chief operating decision maker reviews results of the Company. The accounting policies of the reportable operating segments are the same as those of the company.

The following is a summary of certain key financial measures for the respective fiscal periods indicated.

	Three Months Ended		Six Months Ended
(In millions)	December 2, 2017	December 3, 2016	December 2, 2017	December 3, 2016
Net Sales:
North American Furniture Solutions	$330.5	$313.9	$659.0	$661.1
ELA Furniture Solutions	113.0	107.6	206.4	204.9
Specialty	74.4	76.4	149.5	155.1
Consumer	86.7	79.6	169.9	155.0
Total	$604.6	$577.5	$1,184.8	$1,176.1

Operating Earnings (Loss):
North American Furniture Solutions	$45.1	$38.9	$93.8	$89.8
ELA Furniture Solutions	12.3	12.1	18.9	20.6
Specialty	2.1	5.2	3.7	10.9
Consumer	1.0	1.8	1.3	2.6
Corporate	(10.5)	(8.4)	(18.6)	(17.9)
Total	$50.0	$49.6	$99.1	$106.0

(In millions)	December 2, 2017	June 3, 2017
Total Assets:
North American Furniture Solutions	$500.4	$533.6
ELA Furniture Solutions	259.4	230.3
Specialty	176.9	157.9
Consumer	286.0	276.4
Corporate	128.4	108.1
Total	$1,351.1	$1,306.3

16. Restructuring Expenses and Other Charges

During the first quarter of fiscal 2018, the company announced restructuring actions involving targeted workforce reductions primarily within the North American segment. These actions related to the company's cost savings initiatives and resulted in the recognition of restructuring expenses of $1.4 million in the first quarter of fiscal 2018. The restructuring actions are deemed to be complete at December 2, 2017 and final payments are expected to be made over the next two quarters.

During the second quarter of fiscal 2018, the company announced further restructuring actions involving targeted workforce reductions primarily within the North American segment. These actions related to the company's previously announced cost savings initiatives and resulted in the recognition of restructuring expenses of $0.5 million in the second quarter of fiscal 2018. The restructuring actions are deemed to be complete at December 2, 2017 and final payments are expected to be made over the next two quarters.

During the second quarter of fiscal 2017, the company announced restructuring actions involving targeted workforce reductions within the North American, ELA and Specialty segments. These actions resulted in the recognition of restructuring expenses related to severance costs totaling $1.0 million during the quarter.

The following table provides an analysis of the changes in restructuring costs reserve for the six months ended December 2, 2017:

(In millions)	December 2, 2017	December 3, 2016
Beginning Balance	$2.4	$0.4
Restructuring expenses	1.7	1.0
Payments	(2.8)	(0.9)
Ending Balance	$1.3	$0.5

The company also recorded third party consulting costs in the amount of $1.2 million and $1.9 million related to targeted profit improvement initiatives in the three and six month periods ended December 2, 2017, respectively.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
Three and Six Months Ended December 2, 2017
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
Discussion of Current Business Conditions

The company's reported results for the second quarter of fiscal 2018 included net sales totaling $604.6 million, which was an increase of 4.7 percent from the same quarter of the prior year period, while organic net sales growth was 6.0 percent(*) as compared to the prior year. Orders, of $629.4 million, a quarterly record for the company, represented the second straight quarter of demand that was better than the company expected and increased 9.3 percent relative to the prior year period. Organic orders, which exclude the impact of dealer divestitures and changes in foreign currency exchange rates, grew at a rate of 10.2 percent relative to the prior year period.

The company reported diluted earnings per share of $0.55 during the second quarter of fiscal 2018, which was $0.02 per share higher than the $0.53 per share reported in the prior year period. After adjusting for restructuring expenses and other costs and the related tax impacts, adjusted diluted earnings per share of $0.57(*) were $0.03 per share higher than the prior year amount.

Net sales within the North American segment increased by 5.3 percent from $313.9 million in the prior year period to $330.5 million in the current period, while orders increased by 5.9 percent as compared to the same period of the prior year. On an organic basis, North America posted year-over-year revenue growth of 8.6 percent(*), while organic orders were 8.3 percent higher than the same quarter last year. Organic order growth was led by large project activity during the quarter, although the growth was generally broad-based across projects of various size. Operating earnings for North America in the second quarter of fiscal 2018 were $45.1 million or 13.6 percent of sales as compared to $38.9 million or 12.4 percent of sales in the second quarter of fiscal 2017.

The ELA segment recorded net sales of $113.0 million during the current period, which was an increase of 5.0 percent compared to last year, while organic net sales increased by 2.7 percent(*) compared to the prior year period. The lower organic growth percentage resulted from the impact of a weaker U.S. Dollar this quarter compared to the same period last year. Orders in the second quarter of fiscal 2018 totaled $118.0 million, an increase of 18.4 percent from the prior year. After adjusting for changes in foreign currency exchange rates, organic order growth was 15.9 percent relative to the prior year period. Growth in orders compared to the prior year was broad-based across all regions, with particular strength in Europe, China, Mexico and the Middle East. Growth in net sales compared to the prior year was driven primarily by increased sales volumes within Latin America. Operating earnings within ELA segment for the second quarter of fiscal 2018 were $12.3 million or 10.9 percent of sales as compared to $12.1 million or 11.2 percent of sales in the second quarter of fiscal 2017.

The Specialty segment, which includes the results of the company's Nemschoff subsidiary starting in the first quarter of fiscal 2018, reported a decline in net sales of 2.6 percent in the current period as compared to the prior year. However, the segment recorded order growth of 9.1 percent during the current period due to strong performance from the company's Geiger subsidiary and Herman Miller Collection portfolio. On an organic basis, net sales declined 2.7 percent(*) while orders increased 8.9 percent. Operating earnings for Specialty decreased from $5.2 million in the prior year period to $2.1 million in the current year period. The decrease in earnings for the segment was driven primarily by lower sales volumes for Maharam and certain warranty and supplier quality issues that continued from the first quarter.

The Consumer segment reported net sales in the second quarter of fiscal 2018 of $86.7 million, an increase of 8.9 percent compared to last year, which was driven by continued growth across the studio, catalog, eCommerce and Contract channels. Orders for the quarter of $93.2 million were 11.8 percent ahead of the same quarter last year. On an organic basis, net sales were 8.8 percent(*) higher than the first quarter of last year, while orders increased 11.6 percent. Operating earnings for Consumer segment in the second quarter of fiscal 2018 were $1.0 million or 1.2 percent of sales as compared to $1.8 million or 2.3 percent of sales in the second quarter of fiscal 2017. Operating earnings were negatively impacted this quarter by the addition of new DWR studio locations, which add incremental selling square footage but take time (twelve to eighteen months on average) to achieve full operational efficiency.

Certain metrics that the company tracks to gauge the economic health of the North American contract industry, such as service sector employment, architectural billings and non-residential construction activity, all remained positive during the quarter. Additionally, the company believes better than expected GDP growth and strong confidence measures provide a supportive economic environment for future growth. U.S. corporate tax reform related to the federal Tax Cuts and Jobs Act offers the potential for improved cash access and generation through repatriation and lower income tax rates.

(*) Non-GAAP measurements; see accompanying reconciliations and explanations.

However, while the international picture is stable overall and global economic growth has continued, pockets of disruption persist in some key areas. The U.K. still faces uncertainty tied to its planned exit from the European Union; economic and political pressures in oil-producing regions including the Middle East contribute to ongoing uncertainty there; and the current geo-political problem of North Korea represents an obvious threat.
The remaining sections within Item 2 include additional analysis of our six months ended December 2, 2017, including discussion of significant variances compared to the prior year periods.

Reconciliation of Non-GAAP Financial Measures

This report contains references to Organic net sales and Adjusted earnings per share - diluted, which are non-GAAP financial measures. Organic growth (decline) in net sales represents the change in net sales, excluding currency translation effects and the impacts of acquisitions, divestitures, the impact of the change in DWR shipping terms in fiscal 2018 and the extra week in fiscal 2017. Adjusted earnings per share - diluted represents earnings per share - diluted, excluding the impact of restructuring expenses and other costs and related taxes. The restructuring expenses represent actions involving targeted workforce reductions primarily within the North American segment, while other costs represent third party consulting costs related to the company's consumer business optimization within the Corporate segment.

The company believes presenting Organic net sales and Adjusted earnings per share - diluted is useful for investors as it provides financial information on a more comparative basis for the periods presented by excluding items that are not representative of the ongoing operations of the company. The first six months of fiscal 2018 included 26 weeks of operations as compared to 27 weeks in the first six months of fiscal 2017. The additional week is required periodically to more closely align Herman Miller’s fiscal year with the calendar months.

Organic net sales and Adjusted earnings per share - diluted are not measurements of our financial performance under GAAP and should not be considered as alternatives to the related GAAP measurement. These non-GAAP measurements have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Our presentation of non-GAAP measures should not be construed as an indication that our future results will be unaffected by unusual or infrequent items. We compensate for these limitations by providing prominence of our GAAP results and using the non-GAAP financial measures only as a supplement. The following table reconciles Net sales to Organic net sales for the periods ended as indicated below:

	Three Months Ended					Three Months Ended
	12/2/17					12/3/16
	North America	ELA	Specialty	Consumer	Total	North America	ELA	Specialty	Consumer	Total
Net Sales, as reported	$330.5	$113.0	$74.4	$86.7	$604.6	$313.9	$107.6	$76.4	$79.6	$577.5
% change from PY	5.3%	5.0%	(2.6)%	8.9%	4.7%

Proforma Adjustments
Dealer Divestitures	—	—	—	—	—	(10.6)	—	—	—	(10.6)
Currency Translation Effects (1)	(1.2)	(2.5)	(0.1)	(0.1)	(3.9)	—	—	—	—	—
Organic net sales	$329.3	$110.5	$74.3	$86.6	$600.7	$303.3	$107.6	$76.4	$79.6	$566.9
% change from PY	8.6%	2.7%	(2.7)%	8.8%	6.0%
(1) Currency translation effects represent the estimated net impact of translating current period sales and orders using the average exchange rates applicable to the comparable prior year period

	Six Months Ended					Six Months Ended
	12/2/17					12/3/16
	North America	ELA	Specialty	Consumer	Total	North America	ELA	Specialty	Consumer	Total
Net Sales, as reported	$659.0	$206.4	$149.5	$169.9	$1,184.8	$661.1	$204.9	$155.1	$155.0	$1,176.1
% change from PY	(0.3)%	0.7%	(3.6)%	9.6%	0.7%

Proforma Adjustments
Dealer Divestitures	—	—	—	—	—	(18.8)	—	—	—	(18.8)
Currency Translation Effects (1)	(1.6)	(2.4)	(0.1)	(0.1)	(4.2)	—	—	—	—	—
Impact of Extra Week in FY17	—	—	—	—	—	(21.7)	(6.3)	(4.3)	(4.7)	(37.0)
Impact of change in DWR shipping terms	—	—	—	(5.0)	(5.0)	—	—	—	—	—
Organic net sales	$657.4	$204.0	$149.4	$164.8	$1,175.6	$620.6	$198.6	$150.8	$150.3	$1,120.3
% change from PY	5.9%	2.7%	(0.9)%	9.6%	4.9%
(1) Currency translation effects represent the estimated net impact of translating current period sales and orders using the average exchange rates applicable to the comparable prior year period

The following table reconciles Earnings per share - diluted to Adjusted earnings per share - diluted for the three and six months ended:

	Three Months Ended		Six Months Ended
	12/2/2017	12/3/2016	12/2/2017	12/3/2016
Earnings per Share - Diluted	$0.55	$0.53	$1.10	$1.13

Add: Restructuring expenses and other charges, net of tax	0.02	0.01	0.04	0.01
Adjusted Earnings per Share - Diluted	$0.57	$0.54	$1.14	$1.14

Analysis of Results for Six Months

The six months ended December 2, 2017 and December 3, 2016 contained 26 and 27 weeks, respectively. The following table presents certain key highlights from the results of operations for the periods indicated.

(In millions, except per share data)	Three Months Ended			Six Months Ended
	December 2, 2017	December 3, 2016	Percent Change	December 2, 2017	December 3, 2016	Percent Change
	(13 weeks)	(13 weeks)		(26 weeks)	(27 weeks)
Net sales	$604.6	$577.5	4.7%	$1,184.8	$1,176.1	0.7%
Cost of sales	382.5	359.5	6.4%	745.8	728.1	2.4%
Gross margin	222.1	218.0	1.9%	439.0	448.0	(2.0)%
Operating expenses	170.4	167.4	1.8%	336.1	341.0	(1.4)%
Restructuring expenses	1.7	1.0	70.0%	3.8	1.0	280.0%
Total operating expenses	172.1	168.4	2.2%	339.9	342.0	(0.6)%
Operating earnings	50.0	49.6	0.8%	99.1	106	(6.5)%
Other expenses, net	3.0	4.3	(30.2)%	5.6	7.4	(24.3)%
Earnings before income taxes and equity income	47.0	45.3	3.8%	93.5	98.6	(5.2)%
Income tax expense	14.3	14.5	(1.4)%	28.5	31.6	(9.8)%
Equity income from nonconsolidated affiliates, net of tax	0.8	0.8	—%	1.5	1.1	36.4%
Net earnings	33.5	31.6	6.0%	66.5	68.1	(2.3)%
Net earnings (loss) attributable to noncontrolling interests	—	(0.1)	n/a	—	0.1	n/a
Net earnings attributable to Herman Miller, Inc.	$33.5	$31.7	5.7%	66.5	68.0	(2.2)%

Earnings per share — diluted	0.55	0.53	3.8%	1.10	1.13	(2.7)%
Orders	629.4	575.9	9.3%	1,224.2	1,171.5	4.5%
Backlog	356.9	318.9	11.9%

The following table presents, for the periods indicated, select components of the company's Condensed Consolidated Statements of Comprehensive Income as a percentage of net sales.

	Three Months Ended		Six Months Ended
	December 2, 2017	December 3, 2016	December 2, 2017	December 3, 2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.3	62.3	62.9	61.9
Gross margin	36.7	37.7	37.1	38.1
Operating expenses	28.2	29.0	28.4	29.0
Restructuring expenses	0.3	0.2	0.3	0.1
Total operating expenses	28.5	29.2	28.7	29.1
Operating earnings	8.3	8.6	8.4	9.0
Other expenses, net	0.5	0.7	0.5	0.6
Earnings before income taxes and equity income	7.8	7.8	7.9	8.4
Income tax expense	2.4	2.5	2.4	2.7
Equity income from nonconsolidated affiliates, net of tax	0.1	0.1	0.1	0.1
Net earnings	5.5	5.5	5.6	5.8
Net earnings attributable to noncontrolling interests	—	—	—	—
Net earnings attributable to Herman Miller, Inc.	5.5	5.5	5.6	5.8

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

For the three month period ended December 2, 2017, the company's domestic United States shipments, as defined by BIFMA, increased by 5.0 percent while the company's domestic orders increased by 5.2 percent year-over-year. BIFMA reported an estimated year-over-year increase in shipments of 4.3 percent and a decrease in orders of 0.5 percent for the comparable period.

Performance versus the Consumer Furnishings Sector

We also monitor trade statistics reported by the U.S. Census Bureau, which reports monthly retail sales growth data across a number of retail categories, including Furniture and Home Furnishing Stores. This information provides a relative comparison to our Consumer segment, but is not intended to be an exact comparison. The average monthly year-over-year growth rate in sales for the Furniture and Home Furnishing Stores category for the calendar three month period through ended November 2017, was approximately 6.0 percent. By comparison, net sales in our Consumer segment increased by approximately 8.9 percent as reported and 8.8 percent on an organic basis for the three months ended December 2, 2017.

Consolidated Sales

The following charts present graphically the primary drivers of the year-over-year change in net sales for the three and six months ended December 2, 2017. The amounts presented in the bar graphs are expressed in millions and have been rounded to eliminate decimals.

Consolidated net sales increased $27.1 million or 4.7 percent in the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017. The following items led to the change:

•	Sales volumes within the North American segment increased by approximately $31 million, resulting from increased demand within the company's North America office furniture business.

•	Incremental sales volumes within the Consumer segment of approximately $7 million were driven by growth across the DWR studio, e-commerce and contract channels.

•	Increased sales volumes within the ELA segment of approximately $6 million were driven primarily by growth in Latin America.

•	Foreign currency translation had a positive impact on net sales of approximately $4 million.

•	Decreased sales volumes within the Specialty segment of approximately $2 million were driven principally by the Geiger and Maharam subsidiaries.

•
Deeper contract price discounting, net of incremental price increases, reduced net sales in the second quarter of fiscal 2018 by roughly $8 million as compared to the prior year. Of this change, approximately $5 million related to the North American operating segment.

•
The impact of the divestiture of the company's dealerships in Vancouver, Canada in fiscal 2018 and Philadelphia, Pennsylvania in fiscal 2017 had the effect of reducing sales by $10.6 million in the current three month period as compared to the same period of the prior fiscal year.

Consolidated net sales increased $8.7 million or 0.7 percent in the first half of fiscal 2018 compared to the first half of fiscal 2017. The following items led to the change:

•	Sales volumes within the North American segment increased by approximately $45 million, resulting from increased demand within the company's North America office furniture business.

•
Incremental sales volumes within the Consumer segment of approximately $19 million were driven partly by a change in shipping terms at Design Within Reach that resulted in approximately $5 million of net sales being accelerated into the first quarter of fiscal 2018. The rest of the change was due mainly to growth across the DWR studio, e-commerce and contract channels.

•	Increased sales volumes within the ELA segment of approximately $8 million were driven primarily by growth in Latin America.

•
Deeper contract price discounting, net of incremental price increases, reduced net sales in the first half of fiscal 2018 by roughly $9 million as compared to the prior year. Of this change, approximately $8 million related to the North American operating segment.

•
The impact of the divestiture of the company's dealerships in Vancouver, Canada in fiscal 2018 and Philadelphia, Pennsylvania in fiscal 2017 had the effect of reducing sales by $18.8 million in the current six month period as compared to the same period of the prior fiscal year.

•
The six month period of fiscal 2018 had 26 weeks as compared to the same period of fiscal 2017, which had 27 weeks. The impact of this additional week decreased net sales by approximately $37 million compared to the prior year period.

Consolidated Gross Margin

Consolidated gross margin was 36.7 percent for the three month period ended December 2, 2017 as compared to 37.7 percent for the same quarter of the prior fiscal year. The following factors summarize the major drivers of the year-over-year change in gross margin percentage:

•	Incremental price discounting, net of price increases, reduced the company's consolidated gross margin by approximately 80 basis points relative to the same period of last fiscal year.

•
Material cost performance at the company's West Michigan manufacturing facilities decreased gross margin by approximately 40 basis points as compared to the same period of the prior fiscal year. The company incurred higher than expected outsourcing costs in its West Michigan operations to meet increased customer demand for products made in capacity-constrained areas of the factory.

•	Higher commodity costs due to higher steel prices in the second quarter of fiscal 2018 drove an unfavorable year-over-year margin impact of approximately 20 basis points.

•
These decreases were partially offset by the favorable gross margin impact of dealer divestitures, improved channel mix across various operating segments, including the growth in the company's Consumer business and the impact of the company's cost savings initiatives.

Consolidated gross margin was 37.1 percent for the six month period ended December 2, 2017 as compared to 38.1 percent for the same period of the prior fiscal year. The following factors summarize the major drivers of the year-over-year change in gross margin percentage:

•	Incremental price discounting, net of price increases, reduced the company's consolidated gross margin by approximately 50 basis points relative to the same period of last fiscal year.

•	Higher commodity costs due to higher steel prices in the first half of this fiscal year drove an unfavorable year-over-year margin impact of approximately 40 basis points.

•
Material cost performance at the company's West Michigan manufacturing facilities decreased gross margin by approximately 30 basis points as compared to the same period of the prior fiscal year. The company incurred higher than expected outsourcing costs in its West Michigan operations to meet increased customer demand for products made in capacity-constrained areas of the factory.

•
These decreases were partially offset by the favorable gross margin impact of dealer divestitures, improved channel mix across various operating segments, including the growth in the company's Consumer business and the impact of the company's cost savings initiatives.

Operating Expenses and Operating Earnings

The following chart presents graphically the primary drivers of the year-over-year change in operating expenses for the three and six months ended December 2, 2017. The amounts presented in the bar graphs are expressed in millions and have been rounded to eliminate decimals.
Consolidated operating expenses increased by $3.7 million or 2.2 percent in the second quarter of fiscal 2018 compared to the prior year period. The following factors contributed to the change:

•	Incremental costs related to the continued growth and expansion of DWR retail studios of approximately $2 million for the three month comparative period.

•
Higher employee incentive costs increased operating expenses by $1.5 million compared to prior fiscal year. The increase reflects higher incentive compensation costs that are variable based on the achievement of earnings levels for the fiscal year relative to plan.

•	Depreciation expense increased by approximately $1 million as compared to the three month period of the prior year, driven primarily by investment in facilities.

•
Restructuring and other charges for targeted workforce reductions and third party consulting fees related to optimization of the company's consumer business increased operating expenses by $0.7 million for the second quarter of fiscal 2018.

•
The divestiture of the company's dealerships in Vancouver and Philadelphia in fiscal 2018 and 2017, respectively, resulted in a decrease in operating expenses of $2.1 million for the second quarter of fiscal 2018 as compared to the same period prior year.

During the second quarter of fiscal 2018, the company reduced operating expenses by an estimated $3 million related to its previously announced cost savings initiatives. These cost savings were realized across several of the company's operating expense categories and were used to offset spending on strategic initiatives, general inflationary pressures on operating expenses and lower relative gross margin performance in the current period compared to the same quarter of fiscal 2017.

Consolidated operating expenses decreased by $2.1 million or 0.6 percent in the first six months of fiscal 2018 compared to the prior year period. The following factors contributed to the change:

•	Warranty expense increased by approximately $4 million in the first six months of fiscal 2018 as compared to the same period in prior year, due primarily to increased specific reserves.

•
Restructuring and other charges for targeted workforce reductions and third party consulting fees related to optimization of the company's consumer business increased operating expenses by $2.8 million for the first six months of fiscal 2018.

•	Incremental costs related to the continued growth and expansion of DWR retail studios of approximately $3 million for the six month comparative period.

•	Depreciation expense increased by approximately $2 million as compared to the six month period of the prior year, which was driven primarily by investment in facilities.

•
Higher employee incentive costs increased operating expenses by $1.5 million compared to prior fiscal year. The increase reflects higher incentive compensation costs that are variable based on the achievement of earnings levels for the fiscal year relative to plan.

•	Executive compensation decreased by approximately $3 million in the six month period of fiscal 2018, driven mainly by decreased share-based compensation expense.

•
The divestiture of the company's dealerships in Vancouver and Philadelphia in fiscal 2018 and 2017, respectively, resulted in a decrease in operating expenses of $4.1 million for the first quarter of fiscal 2018 as compared to the same period in the prior year.

•	Operating expenses were approximately $9 million lower than the six month period of the prior year due to the extra week of operations included in the results of the prior year.

During the six month period of fiscal 2018, the company reduced operating expenses by an estimated $7 million related to its previously announced cost savings initiatives. These cost savings were realized across several of the company's operating expense categories and were used to offset spending on strategic initiatives, general inflationary pressures on operating expenses and lower relative gross margin performance in the current fiscal year compared to the same period in fiscal 2017.

Operating earnings for the three and six month periods ended December 2, 2017 were $50.0 million or 8.3 percent of sales and $99.1 million or 8.4 percent of sales, respectively. This compares to $49.6 million or 8.6 percent of sales and $106.0 million or 9.0 percent of sales for the respective periods during last fiscal year. The six month period of fiscal 2018 had 26 weeks as compared to the same period of fiscal 2017, which had 27 weeks. The impact of this additional week decreased operating earnings by approximately $5 million compared to the prior year period.

Other Income/Expense and Income Taxes

During the three months ended December 2, 2017, net other expense was $3.0 million, a decrease of $1.3 million compared to the same period in the prior year. This decrease resulted from a relative increase in investment income and lower foreign currency losses relative to the same quarter from last year.

During the six months ended December 2, 2017, net other expense was $5.6 million, a decrease of $1.8 million compared to the same period in the prior year. This decrease resulted from a relative increase in investment income and foreign currency gains recognized during the current period versus the same period last year.

The effective tax rates for the three and six month periods ended December 2, 2017 and December 3, 2016 were 30.5 percent and 32.0 percent, respectively. The company's United States federal statutory rate is 35 percent. The year-over-year decrease in the effective tax rate for the three and six month periods ended December 2, 2017 was a result of an increase in the mix of earnings in tax jurisdictions that had rates that were lower than the United States statutory rate.

The effective tax rates for the three and six month periods ended December 2, 2017 and December 3, 2016 were lower than the United States statutory rate due to the mix of earnings in taxing jurisdictions that had rates that were lower than the United States statutory rate along with the manufacturing deduction under the American Jobs Creation Act of 2004 (“AJCA”) and the research and development tax credit under the Protecting Americans from Tax Hikes ("PATH") Act of 2015.

As a result of the passage of the Federal Tax Cuts and Jobs Act (“TCJA”) on December 22, 2017, which was subsequent to the fiscal periods that ended on December 2, 2017, the company's United States statutory rate will be reduced from 35 percent to 21 percent effective January 1, 2018, which will result in a full year blended fiscal 2018 U.S. Federal statutory rate of approximately 29 percent. The impact of the lower statutory rate applied to the earnings before tax for the six-month period ended December 2, 2017 will be recorded as a discrete item in the company’s income tax expense for the three months ending March 3, 2018. Also recorded in the same three-month period will be a remeasurement of the deferred tax assets and liabilities to reflect the anticipated rate at which the deferred items will be realized. The TCJA introduces a new participation exemption system of taxation on foreign earnings. As part of the transition towards this system, in the three-month period ended March 3, 2018, the company anticipates recording a U.S. tax liability on certain undistributed foreign earnings. The analysis of the actual impact of these changes is not yet complete and the company intends to determine and disclose the estimated impact as part of its third quarter fiscal 2018 results.

Reportable Operating Segment Results

The business is comprised of various operating segments as defined by generally accepted accounting principles in the United States. As described in “Discussion of Current Business Conditions”, the company moved the operating results of its Nemschoff subsidiary from its North America Furniture Solutions operating segment to its Specialty operating segment and as a result, prior year financial information has been revised. These operating segments are determined on the basis of how the company internally reports and evaluates financial information used to make operating decisions. For external reporting purposes, the company has identified the following reportable segments:

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

The charts below present the relative mix of net sales and operating earnings across the company's reportable segments during the three and six month periods ended December 2, 2017. This is followed by a discussion of the company's results, by reportable segment.
North American Furniture Solutions ("North America")

Three Months Ended December 2, 2017
Net sales totaled $330.5 million for the second quarter of fiscal 2018, an increase of 5.3 percent from the second quarter of fiscal 2017. Orders totaled $341.1 million, an increase of 5.9 percent from the same period in the prior year. Organic net sales totaled $329.3 million(*) for the second quarter of fiscal 2018, an increase of 8.6 percent from the second quarter of fiscal 2017. Organic orders totaled $339.8 million, an increase of 8.3 percent from the same period in the prior year. Operating earnings for the second quarter of fiscal 2018 were $45.1 million or 13.6 percent of sales as compared to $38.9 million or 12.4 percent of sales in the second quarter of fiscal 2017.

•	Sales volumes within the North American segment increased by approximately $31 million, resulting from increased demand within the company's North America office furniture business.

•
The first quarter of fiscal 2017 included the full results of operations for the company’s dealerships in Philadelphia, Pennsylvania and Vancouver, Canada that were divested in the third quarter of fiscal 2017 and first quarter fiscal 2018, respectively. Accordingly, the increase in sales volumes for the North American segment for the current three month period was partially offset by a $10.6 million decrease in net sales due to the divestitures. The sale of these dealerships also decreased orders and operating earnings for the North America segment in the second quarter of fiscal 2018 by $8.4 million and $0.3 million, respectively, compared to the same quarter last year.

•
Operating earnings increased primarily due to increased sales volumes and reductions in operating expenses related to company-wide cost savings initiatives. These factors were partially offset by deeper contract price discounting, net of incremental price increases, which decreased net sales and gross margin by approximately $5 million as compared to the same quarter in fiscal 2017.

Six Months Ended December 2, 2017
Net sales totaled $659.0 million for the six month period fiscal 2018, a decrease of 0.3 percent from the same period of fiscal 2017. Orders totaled $675.8 million, an increase of 3.1 percent from the same period in the prior year. Organic net sales totaled $657.4 million(*) for the first six months of fiscal 2018, an increase of 5.9 percent from the same period of fiscal 2017. Organic orders totaled $674.5 million, an increase of 8.8 percent from the same period in the prior year. Operating earnings for the first six months of fiscal 2018 were $93.8 million or 14.2 percent of sales as compared to $89.8 million or 13.6 percent of sales in the same period of prior year.

•
The impact of an extra week in fiscal 2017 caused net sales and orders in the first six months of fiscal 2018 to be lower than the prior year comparative period by approximately $22 million and $20 million, respectively.

•	Sales volumes within the North American segment increased by approximately $45 million, resulting from increased demand within the company's North America office furniture business.

•
The first six months of fiscal 2017 included the full results of operations for the company’s dealerships in Philadelphia, Pennsylvania and Vancouver, Canada that were divested in the third quarter of fiscal 2017 and first quarter of fiscal 2018, respectively. Accordingly, the increase in sales volumes for the North American segment for the current six month period was partially offset by an $18.8 million decrease in net sales due to the divestitures. The sale of these dealerships also decreased consolidated orders and operating earnings for the North America segment in the first half of fiscal 2018 by $15.5 million and $0.7 million respectively, compared to the same period last year.

•
Operating earnings increased primarily due to increased sales volumes and reductions in operating expenses related to company-wide cost savings initiatives, but these factors were partially offset by deeper contract price discounting, net of incremental price increases, which decreased net sales and gross margin by approximately $8 million as compared to the same period in fiscal 2017.

ELA Furniture Solutions ("ELA")

Three Months Ended December 2, 2017
Net sales totaled $113.0 million for the second quarter of fiscal 2018, an increase of 5.0 percent from the second quarter of fiscal 2017. Orders totaled $118.0 million, an increase of 18.4 percent from the same period in the prior year. Organic net sales totaled $110.5 million(*) for the second quarter of fiscal 2018, an increase of 2.7 percent from the second quarter of fiscal 2017. Organic orders totaled $115.6 million, an increase of 15.9 percent from the same period in the prior year. Operating earnings for the second quarter of fiscal 2018 were $12.3 million or 10.9 percent of sales as compared to $12.1 million or 11.2 percent of sales in the second quarter of fiscal 2017.

•	Increased sales volumes within the ELA segment of approximately $6 million were driven primarily by growth in Latin America.

•	The impact of foreign currency translation increased net sales and operating earnings by $2.5 million and $0.4 million, respectively.

•
Operating earnings in the second quarter of fiscal 2018 decreased as compared to the same period in the prior year due primarily to deeper discounting, net of incremental price increases of approximately $3 million and increased royalty costs.

Six Months Ended December 2, 2017
Net sales totaled $206.4 million for the first six months of fiscal 2018, an increase of 0.7 percent from the same period of fiscal 2017. Orders totaled $226.5 million, an increase of 8.1 percent from the same period in the prior year. Organic net sales totaled $204.0 million(*) for the first six months of fiscal 2018, an increase of 2.7 percent from the first half of fiscal 2017. Organic orders totaled $224.0 million, an increase of 11.2 percent from the same period in the prior year. Operating earnings for the first six months of fiscal 2018 were $18.9 million or 9.2 percent of sales as compared to $20.6 million or 10.1 percent of sales in the same period of prior year.

•
The impact of an extra week in fiscal 2017 caused net sales and orders in the first six months of fiscal 2018 to be lower than the prior year comparative period by approximately $6 million and $8 million, respectively.

•	Increased sales volumes within the ELA segment of approximately $8 million were driven primarily by growth in Latin America.

•	The impact of foreign currency translation increased net sales and operating earnings by $2.4 million and $0.8 million, respectively.

•
Operating earnings in the first half of fiscal 2018 decreased as compared to the same period in the prior year due to the impact of the extra week of operations included in the prior year results, increased royalty costs, increased warranty costs and deeper discounting, net of incremental price increases.

Specialty

Three Months Ended December 2, 2017
Net sales totaled $74.4 million for the second quarter of fiscal 2018, a decrease of 2.6 percent from the second quarter of fiscal 2017. Orders totaled $77.1 million, an increase of 9.1 percent from the same period in the prior year. Organic net sales totaled $74.3 million(*) for the second quarter of fiscal 2018, an increase of 2.7 percent from the second quarter of fiscal 2017. Organic orders totaled $77.0 million, a decrease of 8.9 percent from the same period in the prior year. Operating earnings for the second quarter of fiscal 2018 were $2.1 million or 2.8 percent of sales as compared to $5.2 million or 6.8 percent of sales in the second quarter of fiscal 2017.

•	Net sales decreased in the second quarter of fiscal 2018 as compared to the same period of the prior year due primarily to decreased sales volumes at the company's Geiger and Maharam subsidiaries.

•
The decrease in operating earnings as compared to the prior year was driven by increased inventory reserves, unfavorable product mix and the continued negative impact on operating earnings at Nemschoff from a supplier quality issue that occurred during the first quarter and higher warranty costs in the period.

Six Months Ended December 2, 2017
Net sales totaled $149.5 million for the first six months of fiscal 2018, a decrease of 3.6 percent from the same period of fiscal 2017. Orders totaled $152.5 million, an increase of 0.2 percent from the same period in the prior year. Organic net sales totaled $149.4 million(*) for the first six months of fiscal 2018, a decrease of 0.9 percent from the same period of fiscal 2017. Organic orders totaled $152.4 million, an increase of 3.4 percent from the same period in the prior year. Operating earnings for the first six months of fiscal 2018 were $3.7 million or 2.5 percent of sales as compared to $10.9 million or 7.0 percent of sales in the same period of prior year.

•
The impact of an extra week in fiscal 2017 caused net sales and orders in the first six months of fiscal 2018 to be lower than the prior year comparative period by approximately $4 million and $5 million, respectively.

•	Net sales decreased in the first half of fiscal 2018 as compared to the same period of the prior year due primarily to decreased sales volumes at the company's Nemschoff and Maharam subsidiaries.

•
The decrease in operating earnings as compared to the prior year was driven by increased inventory reserves, unfavorable product mix and the continued negative impact on operating earnings at Nemschoff from a supplier quality issue and higher warranty costs in the period.

Consumer

Three Months Ended December 2, 2017
Net sales totaled $86.7 million for the second quarter of fiscal 2018, an increase of 8.9 percent from the second quarter of fiscal 2017. Orders of $93.2 million increased 11.8 percent from the same period in the prior year. Organic net sales totaled $86.6 million(*) for the second quarter of fiscal 2018, an increase of 8.8 percent from the second quarter of fiscal 2017. Organic orders totaled $93.1 million, an increase of 11.6 percent from the same period in the prior year. Operating earnings for the second quarter of fiscal 2018 were $1.0 million or 1.2 percent of sales as compared to Operating earnings of $1.8 million or 2.3 percent of sales in the second quarter of fiscal 2017.

•	Net sales increased due to incremental sales volumes of approximately $7 million and were driven by growth across the DWR studio, e-commerce and contract channels.

•
Operating earnings in the second quarter of fiscal 2018 were lower than prior year as a result of shipping policy changes and unfavorable channel mix compared to the same quarter last year. During the quarter, the company changed the rates it charges customers for product delivery. This drove a net reduction to shipping margins in the current quarter compared to the same period last fiscal year. Despite this near-term impact, the company expects to make further product delivery enhancements in the future aimed at increasing the volume of consolidated shipments and premium delivery services. This is expected to drive increased cost efficiencies, reduced product returns and improved customer satisfaction levels.

•
Operating earnings in the second quarter of fiscal 2018 were also negatively impacted by the addition of new DWR studio locations, which add incremental selling square footage but take time (twelve to eighteen months on average) to achieve full operational efficiency.

Six Months Ended December 2, 2017
Net sales totaled $169.9 million for the six month period of fiscal 2018, an increase of 9.6 percent from the same period of fiscal 2017. Orders of $169.4 million increased 9.7 percent from the same period in the prior year. Organic net sales totaled $164.8 million(*) for the first six months of fiscal 2018, an increase of 9.6 percent from the first six months of fiscal 2017. Organic orders totaled $169.3 million, an increase of 12.6 percent from the same period in the prior year. Operating earnings for the first six months of fiscal 2018 were $1.3 million or 0.8 percent of sales as compared to Operating earnings of $2.6 million or 1.7 percent of sales in the first six months of fiscal 2017.

•
Incremental sales volumes within the Consumer segment of approximately $19 million were driven partly by a change in shipping terms at Design Within Reach that resulted in the acceleration of approximately $5 million of net sales in the first quarter of fiscal 2018. The balance of the change was due to growth across the DWR studio, e-commerce and contract channels.

•
The impact of an extra week in fiscal 2017 caused net sales and orders in the first six months of fiscal 2018 to be lower than the prior year comparative period by approximately $5 million and $4 million, respectively.

•
The impact of the changes in DWR shipping terms and the incremental $5 million of first quarter revenue had a favorable impact on operating earnings of approximately $1 million in the current period as compared to the same period of last fiscal year.

•
Operating earnings in the first six months of fiscal 2018 were negatively impacted by the addition of new DWR studio locations, which add incremental selling square footage but take time (twelve to eighteen months on average) to achieve full operational efficiency. Increased warranty costs and inventory reserves related to the bankruptcy of a product vendor also negatively impacted operating earnings in the current six month period.

Corporate

Corporate unallocated expenses totaled $10.5 million for the second quarter of fiscal 2018, an increase of 25.0 percent from the second quarter of fiscal 2017. The increase was driven mainly by third party consulting costs in the amount of $1.2 million related to the company's profit improvement initiatives, increased employee incentive costs and increased legal expenses, partially offset by a reduction in share-based compensation expense.

Corporate unallocated expenses totaled $18.6 million for the first half of fiscal 2018, an increase of 3.9 percent from the first half of fiscal 2017. The increase was driven mainly by third party consulting costs in the amount of $1.9 million related to the company's consumer business optimization, which was partially offset by decreased executive compensation expense caused mainly by a reduction in share-based compensation expense.

Financial Condition, Liquidity and Capital Resources

The table below presents certain key cash flow and capital highlights for six months ended as indicated.

	December 2, 2017	December 3, 2016
(In millions)	(26 weeks)	(27 weeks)
Cash and cash equivalents, end of period	$114.6	$71.9
Marketable securities, end of period	8.5	7.8
Cash provided by operating activities	81.5	94.4
Cash used in investing activities	(30.6)	(77.3)
Cash used in financing activities	(33.2)	(30.3)
Capital expenditures	(39.8)	(46.7)
Stock repurchased and retired	(17.3)	(12.1)
Common stock issued	5.7	6.5
Dividends paid	(20.9)	(19.0)
Interest-bearing debt, end of period	200.0	219.6
Available unsecured credit facility, end of period (1)	$391.8	$371.9
(1) Amounts shown are net of outstanding letters of credit of $8.2 million and $8.4 million as of December 2, 2017 and December 3, 2016, respectively, which are applied against availability under the company's unsecured credit facility.

Cash Flows - Operating Activities

Six Month Period Ended December 2, 2017
Cash generated from operating activities was $81.5 million for the six months ended December 2, 2017, as compared to $94.4 million in the same period of the prior year. During the current six month period, the company made a voluntary contribution of $12.0 million to its international defined benefit pension plan. Additionally, changes in working capital balances drove a use of cash totaling $13.2 million during the first six months of fiscal 2018. The main factors driving this use of cash were an increase in inventory of $19.8 million and a decrease in accrued compensation and benefits of $4.5 million. Inventory increased due mainly to DWR inventory stocking related to new studios and upcoming promotions, as well as a build of inventory in the ELA segment to fulfill demand. Accrued compensation and benefits decreased due to the annual payout of the prior year accrued bonus and profit sharing. These factors more than offset drivers within working capital that increased cash, primarily an increase in accounts payable of $18.3 million.

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

Cash Flows - Investing Activities

Investing activities in the first six months of fiscal 2018 resulted in a net cash outflow of $30.6 million as compared to a net cash outflow of $77.3 million in the same period of the prior year. The largest contributor to the change in cash used in investing activities was the prior year repayment of loans against the cash surrender value of life insurance policies in the amount of $15.3 million. Additionally, prior year equity investments in noncontrolled entities resulted in a cash outlay of $14.5 million during the first six months of fiscal 2017, which also drove a portion of the change in investing outflows from the prior year. The company received cash proceeds from a company-owned life insurance policy in the amount of $8.1 million during the first six months of fiscal 2018.

The company had cash outflows for the purchase of $39.8 million of capital assets in the first six months of fiscal 2018 as compared to $46.7 million during the first six months of the prior year. The decrease in capital expenditures as compared to the prior year was driven mainly by a reduction in expenditures related to manufacturing assets in West Michigan. At the end of the second quarter of fiscal 2018, there were outstanding commitments for capital purchases of $29.5 million compared to $11.7 million at the corresponding date in the prior year. The company expects full-year capital purchases to be between $85 million and $95 million, which will be primarily related to investments in the company's facilities and equipment. This compares to full-year capital spending of $87.3 million in fiscal 2017.

Cash Flows - Financing Activities

Cash outflows from financing activities were $33.2 million for the first six months of fiscal 2018 compared to cash outflows of $30.3 million during the same period of the prior year. Cash inflows from net borrowings on our revolving line of credit were zero during the six-month period of fiscal 2018. By comparison, cash outflows from net repayments were $2.3 million during the same period of fiscal 2017. Cash outflows for dividend payments were $20.9 million and $19.0 million for the six month periods of fiscal 2018 and fiscal 2017, respectively. Cash paid for the repurchase of common stock was $17.3 million and $12.1 million in the first six months of fiscal 2018 and 2017, respectively. Cash inflows for stock issuances related to employee benefit programs were $5.7 million and $6.5 million during the six month periods of fiscal 2018 and fiscal 2017, respectively.

Certain minority shareholders in a subsidiary have the right, at certain times, to require the company to acquire a portion of their ownership interest in those entities at fair value. During the six months ended December 2, 2017, the company purchased $1.0 million of minority ownership shares as compared to $1.5 million in the same period last year. It is possible that within the next three fiscal years the company could be required to acquire the balance of this ownership interest. The fair value of this redeemable noncontrolling interest as of December 2, 2017 was $23.9 million and is included within "Redeemable noncontrolling interests" on the Consolidated Balance Sheets.

Sources of Liquidity

In addition to cash flows from operating activities, the company has access to liquidity through credit facilities, cash and cash equivalents, and short-term investments. These sources have been summarized below. Note that $150 million of the availability under the syndicated revolving line of credit was used to settle the company's Series B senior notes on January 3, 2018. For additional information, refer to Note 12 to the condensed consolidated financial statements.

(In millions)	December 2, 2017	December 3, 2016
Cash and cash equivalents	$114.6	$71.9
Marketable securities	8.5	7.8
Availability under syndicated revolving line of credit	$391.8	$371.9

At the end of the second quarter of fiscal 2018, the company had cash and cash equivalents of $114.6 million, including $90.0 million of cash and cash equivalents held outside the United States. In addition, the company had marketable securities of $8.5 million held by one of its international subsidiaries.

The subsidiary holding the company's marketable securities is taxed as a United States taxpayer at the company's election. Consequently, for tax purposes, all United States tax impacts for this subsidiary have been recorded. Additionally, the company has $11.6 million of cash held outside of the United States for which United States taxes have been recorded. Historically, the company’s intent was to permanently reinvest the remainder of the cash outside the United States.  However, the Tax Cuts and Jobs Act (TCJA), enacted on December 22, 2017, assesses a one-time tax on deferred foreign income upon transition to a participation exemption system of taxation. The company is considering the impact of TCJA and the one-time transition tax on its foreign earnings which are invested in liquidable assets.  As a result, the company may repatriate certain balances during fiscal 2018 and is assessing the amount cash that will remain permanently reinvested.

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

Variable Interest Entities

On occasion, the company provides financial support to certain independent dealers in the form of term loans, lines of credit, and/or loan guarantees that may represent variable interests in such entities. As of December 2, 2017, the company was not considered to be the primary beneficiary of any such dealer relationships under FASB ASC Topic 810, Consolidation. Accordingly, the company is not required to consolidate the financial statements of any of these entities as of December 2, 2017.

Contingencies

See Note 11 to the condensed consolidated financial statements.

Critical Accounting Policies

The company strives to report financial results clearly and understandably. The company follows accounting principles generally accepted in the United States in preparing its consolidated financial statements, which require certain estimates and judgments that affect the financial position and results of operations for the company. The company continually reviews the accounting policies and financial information disclosures. A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the company's annual report on Form 10-K for the year ended June 3, 2017. During the first six months of fiscal 2018, there were no material changes in the accounting policies and assumptions previously disclosed.

New Accounting Standards

See Note 2 to the condensed consolidated financial statements.

Safe Harbor Provisions

Certain statements in this filing are not historical facts but are “forward-looking statements” as defined under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that are based on management’s beliefs, assumptions, current expectations, estimates, and projections about the office furniture industry, the economy, and the company itself. Words like “anticipates,” “believes,” “confident,” “estimates,” “expects,” “forecasts,” likely,” “plans,” “projects,” and “should,” variations of such words, and similar expressions identify such forward-looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. These risks include, without limitation, the success of our growth strategy, employment and general economic conditions, the pace of economic growth in the U.S., and in our International markets, the potential impact of changes in U.S. tax law, the increase in white collar employment, the willingness of customers to undertake capital expenditures, the types of products purchased by customers, competitive-pricing pressures, the availability and pricing of raw materials, our reliance on a limited number of suppliers, our ability to expand globally given the risks associated with regulatory and legal compliance challenges and accompanying currency fluctuations, the ability to increase prices to absorb the additional costs of raw materials, the financial strength of our dealers and the financial strength of our customers, our ability to locate new DWR studios, negotiate favorable lease terms for new and existing locations and the implementation of our studio portfolio transformation, our ability to attract and retain key executives and other qualified employees, our ability to continue to make product innovations, the success of newly-introduced products, our ability to serve all of our markets, possible acquisitions, divestitures or alliances, the pace and level of government procurement, the outcome of pending litigation or governmental audits or investigations, political risk in the markets we serve, and other risks identified in our filings with the Securities and Exchange Commission. Therefore, actual results and outcomes may materially differ from what we express or forecast. Furthermore, Herman Miller, Inc., undertakes no obligation to update, amend or clarify forward-looking statements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The information concerning quantitative and qualitative disclosures about market risk contained in the company’s Annual Report on Form 10-K for its fiscal year ended June 3, 2017 has not changed significantly. The nature of market risks from interest rates and commodity prices has not changed materially during the first six months of fiscal 2018.

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

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the company's Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 2, 2017, and the company's Chief Executive Officer and Chief Financial officer have concluded that, as of that date, the company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended December 2, 2017, that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

Part II - Other Information

Item 1: Legal Proceedings

Referred to in Note 11 of the condensed consolidated financial statements.

Item 1A: Risk Factors

There have been no material changes in the company's risk factors from those set forth in the company's Annual Report on Form 10-K for the year ended June 3, 2017.

Item 2:     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following is a summary of share repurchase activity during the quarter ended December 2, 2017.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (in millions)
9/3/17 - 9/30/17	34,088	$34.25	34,088	$96,202,293
10/1/17 - 10/28/17	72,651	$35.69	72,651	$93,609,219
10/29/17 - 12/2/17	70,722	$33.42	70,722	$91,243,698
Total	177,461		177,461

No repurchase plans expired or were terminated during the second quarter of fiscal 2018, nor do any plans exist under which the company does not intend to make further purchases. The Board has the authority to terminate any further repurchases.

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

HERMAN MILLER, INC.

January 10, 2018	/s/ Brian C. Walker
Brian C. Walker
Chief Executive Officer
(Duly Authorized Signatory for Registrant)

January 10, 2018	/s/ Jeffrey M. Stutz
Jeffrey M. Stutz
Chief Financial Officer
(Duly Authorized Signatory for Registrant)