Form 10-Q
period 2018-03-03
MILLER HERMAN INC
filed 2018-04-11
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ _ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 3, 2018	Commission File No. 001-15141

HERMAN MILLER, INC.

A Michigan Corporation	ID No. 38-0837640

855 East Main Avenue, Zeeland, MI 49464-0302	Phone (616) 654 3000

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
Yes [_] No [ X ]

Common Stock Outstanding at April 9, 2018 - 59,624,237 shares

Herman Miller, Inc. Form 10-Q

Herman Miller, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Dollars in millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 3, 2018	March 4, 2017	March 3, 2018	March 4, 2017
Net sales	$578.4	$524.9	$1,763.2	$1,701.0
Cost of sales	372.6	329.4	1,118.5	1,057.6
Gross margin	205.8	195.5	644.7	643.4
Operating expenses:
Selling, general and administrative	149.4	140.4	450.8	443.5
Restructuring expenses and other charges	—	2.7	1.9	3.7
Design and research	18.1	17.4	54.6	55.2
Total operating expenses	167.5	160.5	507.3	502.4
Operating earnings	38.3	35.0	137.4	141.0
Other expenses:
Interest expense	3.2	3.8	10.6	11.4
Other, net	(1.1)	(0.8)	(2.9)	(1.0)
Earnings before income taxes and equity income	36.2	32.0	129.7	130.6
Income tax expense	6.9	9.5	35.4	41.1
Equity income from nonconsolidated affiliates, net of tax	0.7	—	2.2	1.1
Net earnings	30.0	22.5	96.5	90.6
Net earnings attributable to noncontrolling interests	0.2	—	0.2	0.1
Net earnings attributable to Herman Miller, Inc.	$29.8	$22.5	$96.3	$90.5

Earnings per share — basic	$0.50	$0.38	$1.61	$1.51
Earnings per share — diluted	$0.49	$0.37	$1.60	$1.50
Dividends declared, per share	$0.180	$0.170	$0.540	$0.510

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	$1.7	$(0.4)	$6.3	$(10.8)
Pension and other post-retirement plans	0.9	0.5	2.6	2.1
Interest rate swaps	5.9	1.1	6.9	5.3
Unrealized holding gain	—	0.2	—	0.2
Other comprehensive income (loss)	8.5	1.4	15.8	(3.2)
Comprehensive income	38.5	23.9	112.3	87.4
Comprehensive income attributable to noncontrolling interests	0.2	—	0.2	0.1
Comprehensive income attributable to Herman Miller, Inc.	$38.3	$23.9	$112.1	$87.3

See accompanying notes to condensed consolidated financial statements.

Herman Miller, Inc.
Condensed Consolidated Balance Sheets
(Dollars in millions, except per share data)
(Unaudited)

	March 3, 2018	June 3, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$193.0	$96.2
Marketable securities	8.4	8.6
Accounts and notes receivable, net	191.6	186.6
Inventories, net	169.4	152.4
Prepaid expenses and other	46.3	48.1
Total current assets	608.7	491.9
Property and equipment, at cost	1,020.6	968.7
Less — accumulated depreciation	(690.6)	(654.1)
Net property and equipment	330.0	314.6
Goodwill	304.4	304.5
Indefinite-lived intangibles	78.1	78.1
Other amortizable intangibles, net	41.4	45.4
Other noncurrent assets	79.1	71.8
Total Assets	$1,441.7	$1,306.3

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$160.9	$148.4
Accrued compensation and benefits	70.7	79.7
Accrued warranty	52.9	47.7
Other accrued liabilities	98.8	109.9
Total current liabilities	383.3	385.7
Long-term debt	275.0	199.9
Pension and post-retirement benefits	25.4	38.5
Other liabilities	76.4	69.9
Total Liabilities	760.1	694.0
Redeemable noncontrolling interests	24.3	24.6
Stockholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized, none issued)	—	—
Common stock, $0.20 par value (240,000,000 shares authorized, 59,683,286 and 59,715,824 shares issued and outstanding in 2018 and 2017, respectively)	11.8	11.9
Additional paid-in capital	129.4	139.3
Retained earnings	583.0	519.5
Accumulated other comprehensive loss	(66.4)	(82.2)
Key executive deferred compensation plans	(0.7)	(1.0)
Herman Miller, Inc. Stockholders' Equity	657.1	587.5
Noncontrolling Interests	0.2	0.2
Total Stockholders' Equity	657.3	587.7
Total Liabilities, Redeemable Noncontrolling Interests, and Stockholders' Equity	$1,441.7	$1,306.3

See accompanying notes to condensed consolidated financial statements.

Herman Miller, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in millions)
(Unaudited)

	Nine Months Ended
	March 3, 2018	March 4, 2017
Cash Flows from Operating Activities:
Net earnings	$96.5	$90.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	49.4	43.0
Stock-based compensation	4.8	9.2
Excess tax benefits from stock-based compensation	—	(0.5)
Pension and post-retirement expenses	1.1	0.3
Pension contributions	(12.0)	—
Earnings from nonconsolidated affiliates net of dividends received	(0.5)	(1.0)
Deferred taxes	(10.3)	3.9
Gain on sales of property and dealers	(0.8)	(0.7)
Restructuring expenses	1.9	3.7
Increase in current assets	(18.1)	(8.4)
Decrease in current liabilities	(12.2)	(23.2)
Increase in non-current liabilities	11.4	4.2
Other, net	(0.5)	1.0
Net Cash Provided by Operating Activities	110.7	122.1

Cash Flows from Investing Activities:
Proceeds from sale of property and dealers	2.0	—
Marketable securities purchases	(0.7)	(1.2)
Marketable securities sales	0.8	0.8
Equity investment in non-controlled entities	—	(13.3)
Capital expenditures	(51.0)	(70.5)
Payments of loans on cash surrender value of life insurance	—	(15.3)
Proceeds from life insurance policy	8.1	—
Net (advances) receipts on notes receivable	(1.1)	1.4
Other, net	(0.6)	(0.9)
Net Cash Used in Investing Activities	(42.5)	(99.0)

Cash Flows from Financing Activities:
Dividends paid	(31.7)	(29.2)
Proceeds from issuance of long-term debt	340.4	659.3
Payments of long-term debt	(265.4)	(646.7)
Payment of deferred financing costs	—	(1.4)
Common stock issued	16.0	7.6
Common stock repurchased and retired	(30.1)	(17.2)
Excess tax benefits from stock-based compensation	—	0.5
Purchase of redeemable noncontrolling interests	(1.0)	(1.5)
Payment of contingent consideration	—	(1.1)
Other, net	0.1	0.1
Net Cash Provided by (Used in) by Financing Activities	28.3	(29.6)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	0.3	—
Net Increase (Decrease) in Cash and Cash Equivalents	96.8	(6.5)

Cash and Cash Equivalents, Beginning of Period	96.2	84.9
Cash and Cash Equivalents, End of Period	$193.0	$78.4

See accompanying notes to condensed consolidated financial statements.

Herman Miller, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Dollars in millions)
(Unaudited)

	Nine Months Ended
	March 3, 2018	March 4, 2017
Preferred Stock
Balance at beginning of year and end of period	$—	$—
Common Stock
Balance at beginning of year	$11.9	$12.0
Exercise of stock options	0.1	—
Repurchase and retirement of common stock	(0.2)	—
Balance at end of period	$11.8	$12.0
Additional Paid-in Capital
Balance at beginning of year	$139.3	$142.7
Cumulative effect of accounting change	(0.3)	—
Repurchase and retirement of common stock	(29.9)	(17.1)
Exercise of stock options	14.0	5.8
Stock-based compensation expense	4.6	8.8
Excess tax benefit for stock-based compensation	—	(0.3)
Restricted stock units released	0.2	0.1
Employee stock purchase plan issuances	1.5	1.7
Deferred compensation plan	(0.4)	(0.1)
Directors' fees	0.4	0.3
Balance at end of period	$129.4	$141.9
Retained Earnings
Balance at beginning of year	$519.5	$435.3
Cumulative effect of accounting change	0.1	—
Net income attributable to Herman Miller, Inc.	96.3	90.5
Dividends declared on common stock (per share - 2018: $0.54; 2017; $0.51)	(32.4)	(30.7)
Redeemable noncontrolling interests valuation adjustment	(0.5)	0.7
Balance at end of period	$583.0	$495.8
Accumulated Other Comprehensive Loss
Balance at beginning of year	$(82.2)	$(64.5)
Other comprehensive income (loss)	15.8	(3.2)
Balance at end of period	$(66.4)	$(67.7)
Key Executive Deferred Compensation
Balance at beginning of year	$(1.0)	$(1.1)
Deferred compensation plan	0.3	0.1
Balance at end of period	$(0.7)	$(1.0)
Herman Miller, Inc. Stockholders' Equity	$657.1	$581.0
Noncontrolling Interests
Balance at beginning of year and end of period	$0.2	$0.3
Total Stockholders' Equity	$657.3	$581.3

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended March 3, 2018
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

The accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments that are of a normal recurring nature necessary to present fairly the financial position of the company as of March 3, 2018. Operating results for the three and nine months ended months ended March 3, 2018, are not necessarily indicative of the results that may be expected for the year ending June 2, 2018. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the company's annual report on Form 10-K for the year ended June 3, 2017.

The company's fiscal year ends on the Saturday closest to May 31. Fiscal 2018, the year ending June 2, 2018, and fiscal 2017, the year ended June 3, 2017, contain 52 and 53 weeks, respectively. The nine months ended March 3, 2018 and March 4, 2017 contained 39 and 40 weeks, respectively. The three months ended March 3, 2018 and March 4, 2017 each contained 13 weeks.

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
June 4, 2017
The company adopted the accounting standard in the first quarter of fiscal 2018. As a result, the company elected to change its policy from estimating forfeitures to recognizing forfeitures when they occur, which resulted in an increase in Retained earnings of $0.1 million, a decrease in Additional paid in capital of $0.3 million and an increase in Other noncurrent assets of $0.2 million in the Condensed Consolidated Balance Sheets. The other impacts resulting from adoption did not have a material impact on the company's Financial Statements.

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

Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
This standard changes the rules related to the income statement presentation of the components of net periodic benefit cost for defined benefit pension and other postretirement benefit plans. Under the new guidance, entities must present the service cost component of net periodic benefit cost in the same income statement line items as other employee compensation costs related to services rendered during the period. Other components of net periodic benefit cost will be presented separately from the line items that include the service cost. Early adoption is permitted.

June 3, 2018
The standard is expected to impact the classification of certain costs within the company's Consolidated Statements of Comprehensive Income. No impact to the company's Consolidated Balance Sheets or Consolidated Statements of Cash Flow are expected as a result of the standard.

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
This update allows for the reclassification to retained earnings of the tax effects stranded in Accumulated Other Comprehensive Income resulting from The Tax Cuts and Jobs Act. Early adoption is permitted.
		June 2, 2019	The company is still evaluating these amendments and has not determined its accounting policy and whether or not an election will be made to reclassify the stranded effects.

Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities
This update amends the hedge accounting recognition and presentation with the objectives of improving the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities and simplifying the application of hedge accounting. The update expands the strategies eligible for hedge accounting, relaxes the timing requirements of hedge documentation and effectiveness assessments and permits the use of qualitative assessments on an ongoing basis to assess hedge effectiveness. The new guidance also requires new disclosures and presentation.
		June 2, 2019	The company is currently evaluating the impact of adopting this guidance.

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

On January 1, 2017, the company completed the sale of a wholly-owned contract furniture dealership in Philadelphia, Pennsylvania in exchange for $3.0 million, that was comprised of both a term note receivable and a line of credit. A pre-tax gain of $0.7 million was recognized as a result of the sale within the caption Selling, general and administrative within the Condensed Consolidated Statements of Comprehensive Income. These long-term receivables were deemed to be variable interests in a variable interest entity. The carrying value of the long-term receivables was $2.3 million and $1.4 million as of March 3, 2018 and June 3, 2017, respectively, and represents the company's maximum exposure to loss. The company is not deemed to be the primary beneficiary of the variable interest entity as the buyers of the dealership control the activities that most significantly impact the entity's economic performance, including sales, marketing and operations.

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

4. Inventories, net

(In millions)	March 3, 2018	June 3, 2017
Finished goods	$133.8	$119.0
Raw materials	35.6	33.4
Total	$169.4	$152.4

Inventories are valued at the lower of cost or market and include material, labor, and overhead. The inventories at our West Michigan manufacturing operations are valued using the last-in, first-out (LIFO) method, whereas inventories of certain other operations are valued using the first-in, first-out (FIFO) method.

5. Goodwill and Indefinite-lived Intangibles

Goodwill and other indefinite-lived intangible assets included in the Condensed Consolidated Balance Sheets consisted of the following as of March 3, 2018 and June 3, 2017:

(In millions)	Goodwill	Indefinite-lived Intangible Assets	Total Goodwill and Indefinite-lived Intangible Assets
June 3, 2017	$304.5	$78.1	$382.6
Foreign currency translation adjustments	0.2	—	0.2
Sale of owned contract furniture dealership	(0.3)	—	(0.3)
March 3, 2018	$304.4	$78.1	$382.5

6. Employee Benefit Plans

The following table summarizes the components of net periodic benefit costs for the company's International defined benefit pension plan for the three and nine months ended:

	Three Months Ended		Nine Months Ended
(In millions)	March 3, 2018	March 4, 2017	March 3, 2018	March 4, 2017
Interest cost	$0.8	$0.7	$2.5	$2.2
Expected return on plan assets	(1.7)	(1.2)	(5.3)	(3.7)
Net amortization loss	1.3	0.6	3.9	1.8
Net periodic benefit cost	$0.4	$0.1	$1.1	$0.3
The company made a voluntary contribution of $12.0 million to its International defined benefit pension plan in the nine month period ended March 3, 2018.

7. Earnings Per Share

The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS) for the three and nine months ended:

	Three Months Ended		Nine Months Ended
	March 3, 2018	March 4, 2017	March 3, 2018	March 4, 2017
Numerators:
Numerator for both basic and diluted EPS, net earnings attributable to Herman Miller, Inc. - in millions	$29.8	$22.5	$96.3	$90.5

Denominators:
Denominator for basic EPS, weighted-average common shares outstanding	59,691,709	59,846,034	59,753,271	59,910,844
Potentially dilutive shares resulting from stock plans	670,375	537,152	620,943	511,134
Denominator for diluted EPS	60,362,084	60,383,186	60,374,214	60,421,978
Antidilutive equity awards not included in weighted-average common shares - diluted	101,763	554,320	381,446	745,583

During fiscal 2017, the company had certain share-based payment awards that met the definition of participating securities. During fiscal 2018, the company no longer had share-based payment awards meeting the definition of a participating security. For fiscal 2017, the company evaluated the impact on EPS of all participating securities under the two-class method, which had no impact on diluted EPS.

8. Stock-Based Compensation

The following table summarizes the stock-based compensation expense and related income tax effect for the three and nine months ended:

(In millions)	Three Months Ended		Nine Months Ended
	March 3, 2018	March 4, 2017	March 3, 2018	March 4, 2017
Stock-based compensation expense	$1.8	$2.7	$4.8	$9.2
Related income tax effect	0.5	1.0	1.4	3.3

Stock-based compensation expense recognized in the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended March 4, 2017 has been reduced for estimated forfeitures, as it is based on awards ultimately expected to vest. Effective June 4, 2017, the company adopted ASU 2016-09 - Improvements to Employee Share-Based Payment Accounting. As of June 4, 2017, the company has elected to record forfeitures as they occur rather than estimating forfeitures.

The following table includes common stock issued by the company related to the exercise of stock options, vesting of restricted stock units and vesting of performance share units.

(Shares)	Nine Months Ended
	March 3, 2018	March 4, 2017
Stock Options	506,565	211,566
Restricted Stock Units	116,981	89,290
Performance Share Units	130,179	113,040

9. Income Taxes

The company recognizes interest and penalties related to uncertain tax benefits through income tax expense in its Condensed Consolidated Statement of Comprehensive Income. Interest and penalties recognized in the company's Condensed Consolidated Statement of Comprehensive Income were negligible for the three and nine months ended March 3, 2018 and March 4, 2017.

The company's recorded liability for potential interest and penalties related to uncertain tax benefits was:

(In millions)	March 3, 2018	June 3, 2017
Liability for interest and penalties	$1.0	$0.8
Liability for uncertain tax positions, current	3.0	2.8

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law in the United States. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 118, the results of operations for the three-month period ended March 3, 2018 included the provisional amounts of the effect of the reduction of the federal corporate income tax rate as well as the effect of the new participation exemption system of taxation on foreign earnings, among other provisions.

Effective January 1, 2018 the federal income tax rate was reduced from 35 percent to 21 percent. For fiscal tax payers a full year federal income tax rate is calculated based upon the number of days in the year subject to the 35 percent and the 21 percent tax rates. As a result, the company’s statutory federal tax rate for the fiscal year ending June 2, 2018 is 29.1 percent. The three-month and nine-month periods ended March 3, 2018 include a provisional, discrete amount of $3 million in reduced income tax expense resulting from the reduced federal income tax rate. Also, a provisional, discrete favorable impact totaling $8.7 million was triggered as a result of applying the lower federal income tax rates to the company’s net deferred tax liabilities.

As part of the transition towards the participation exemption system, in the three-month period ended March 3, 2018, the company recorded a provisional discrete U.S. tax liability of $9.2 million on certain undistributed foreign earnings. The one-time tax is based in part on the amount of earnings held in cash and other specified assets as of June 2, 2018. No other provision was made for income taxes that may result from future remittances of the undistributed earnings of foreign subsidiaries as these amounts continue to be indefinitely reinvested in foreign operations and determining the amount of unrecognized deferred tax liability is not practicable. The company will continue to refine its calculations as additional analysis is completed and these changes could be material to the consolidated financial statements.

For tax years beginning after December 31, 2017, the Act subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. The company is still evaluating the effects of the GILTI provisions and has not yet determined its accounting policy.
In determining the provision for income taxes for the three-month period ended March 3, 2018, the company used an estimated annual effective tax rate which was based on expected annual income and statutory tax rates across the various jurisdictions in which it operates, which included effects of the Act. The effective tax rates were 19.0 percent and 29.8 percent, respectively, for the three-month periods ended March 3, 2018 and March 4, 2017. The effective tax rates were 27.3 percent and 31.5 percent, respectively, for the nine-month periods ended March 3, 2018 and March 4, 2017. The year over year decrease in the effective tax rate for the three and nine-month periods ended March 3, 2018 was the result of the Act and an increase in the mix of earnings in tax jurisdictions that had rates that were lower than the United States federal statutory rate. The effective tax rates for the three and nine-month periods ended March 3, 2018 and March 4, 2017 are lower than the United States federal statutory rate due to the mix of earnings in taxing jurisdictions that had rates that were lower than the United States federal statutory rate, along with the manufacturing deduction under the American Jobs Creation Act of 2004 (“AJCA”) and the research and development tax credit under the Protecting Americans from Tax Hikes ("PATH") Act of 2015.

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

(In millions)	March 3, 2018	June 3, 2017
Carrying value	$278.3	$203.1
Fair value	$281.9	$213.0

The following describes the methods the company uses to estimate the fair value of financial assets and liabilities, which have not significantly changed in the current period:

Cash and cash equivalents — The company invests excess cash in short term investments in the form of commercial paper and money market funds. Commercial paper is valued at amortized costs while money market funds are valued using net asset value.

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

The following tables set forth financial assets and liabilities measured at fair value in the Condensed Consolidated Balance Sheets and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of March 3, 2018 and June 3, 2017.

(In millions)	March 3, 2018		June 3, 2017
Financial Assets	Quoted Prices with Other Observable Inputs (Level 2)	Management Estimate (Level 3)	Quoted Prices with Other Observable Inputs (Level 2)	Management Estimate (Level 3)
Cash and cash equivalents:
Money market funds	$31.4	$—	$—	$—
Commercial paper	70.0	—	—	—
Available-for-sale marketable securities:
Mutual funds - fixed income	7.6	—	7.7	—
Mutual funds - equity	0.8	—	0.9	—
Foreign currency forward contracts	0.5	—	0.5	—
Interest rate swap agreement	13.7	—	3.3	—
Deferred compensation plan	11.7	—	12.8	—
Total	$135.7	$—	$25.2	$—

Financial Liabilities
Foreign currency forward contracts	$0.6	$—	$0.6	$—
Contingent consideration	—	0.4	—	0.5
Total	$0.6	$0.4	$0.6	$0.5

The table below presents a reconciliation for liabilities measured at fair value using significant unobservable inputs (Level 3) (in millions).

Contingent Consideration	March 3, 2018	June 3, 2017
Beginning balance	$0.5	$2.7
Net realized losses (gains)	—	(0.2)
Payments	(0.1)	(2.0)
Ending balance	$0.4	$0.5

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

The following is a summary of the carrying and market values of the company's marketable securities as of the respective dates:

	March 3, 2018			June 3, 2017
(In millions)	Cost	Unrealized Gain/(loss)	Market Value	Cost	Unrealized Gain/(Loss)	Market Value
Mutual funds - fixed income	$7.6	$—	$7.6	$7.6	$0.1	$7.7
Mutual funds - equity	0.7	0.1	0.8	0.9	—	0.9
Total	$8.3	$0.1	$8.4	$8.5	$0.1	$8.6

Adjustments to the fair value of available-for-sale securities are recorded as increases or decreases, net of income taxes, within Accumulated other comprehensive loss in stockholders’ equity. These adjustments are also included within the caption Unrealized holding gain within the Condensed Consolidated Statements of Comprehensive Income. Unrealized gains recognized in the company's Condensed Consolidated Statement of Comprehensive Income related to available-for-sale securities were nominal for the three and nine month periods ended March 3, 2018 and March 4, 2017. The cost of securities sold is based on the specific identification method; realized gains and losses resulting from such sales are included in the Condensed Consolidated Statements of Comprehensive Income within "Other, net".

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

The interest rate swaps were designated cash flow hedges at inception and remain an effective accounting hedge as of March 3, 2018. Since a designated derivative meets hedge accounting criteria, the fair value of the hedge is recorded in the Consolidated Statement of Stockholders’ Equity as a component of Accumulated other comprehensive loss, net of tax. The ineffective portion of the change in fair value of the derivatives is immediately recognized in earnings. The interest rate swap agreements are assessed for hedge effectiveness on a quarterly basis.

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

On June 12, 2017, the company entered into an interest rate swap agreement. The interest rate swap is for an aggregate notional amount of $75.0 million with a forward start date of January 3, 2018 and a termination date of January 3, 2028. As a result of the transaction, the company effectively converted the company’s revolving line of credit up to the notional amount from a LIBOR-based floating interest rate plus applicable margin to a 2.387 percent fixed interest rate plus applicable margin under the agreement as of the forward start date.

As of March 3, 2018, the fair value of the company’s two outstanding interest rate swap agreements was an asset of $13.7 million. The asset fair value was recorded within Other noncurrent assets within the Condensed Consolidated Balance Sheets. The net unrealized gain recorded within Other comprehensive loss, net of tax, for the effective portion of the company's designated cash flow hedges was $5.9 million and $1.1 million for the three months ended March 3, 2018 and March 4, 2017, respectively. The net unrealized gain recorded within Other comprehensive loss, net of tax, for the effective portion of the company's designated cash flow hedges was $6.9 million and $5.3 million for the nine months ended March 3, 2018 and March 4, 2017, respectively.

There were no gains or losses recognized against earnings for hedge ineffectiveness and there were no gains or losses reclassified from Accumulated other comprehensive loss into earnings for three and nine month periods ended March 3, 2018 and March 4, 2017, respectively.

11. Commitments and Contingencies

Product Warranties
The company provides coverage to the end-user for parts and labor on products sold under its warranty policy and for other product-related matters. The standard length of warranty is 12 years for the majority of products sold; however, this varies depending on the product classification. The company does not sell or otherwise issue warranties or warranty extensions as stand-alone products. Reserves have been established for the various costs associated with the company's warranty program and are included in the Condensed Consolidated Balance Sheets under “Accrued warranty.” General warranty reserves are based on historical claims experience and other currently available information. These reserves are adjusted once an issue is identified and the actual cost of correction becomes known or can be estimated.

(In millions)	Three Months Ended		Nine Months Ended
	March 3, 2018	March 4, 2017	March 3, 2018	March 4, 2017
Accrual Balance — beginning	$53.3	$44.6	$47.7	$43.9
Accrual for product-related matters	4.2	6.7	19.2	17.6
Settlements and adjustments	(4.6)	(4.8)	(14.0)	(15.0)
Accrual Balance — ending	$52.9	$46.5	$52.9	$46.5

Guarantees
The company is periodically required to provide performance bonds to do business with certain customers. These arrangements are common in the industry and generally have terms ranging between one and three years. The bonds are required to provide assurance to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies. However, the company is ultimately liable for claims that may occur against them. As of March 3, 2018, the company had a maximum financial exposure related to performance bonds totaling approximately $8.9 million. The company has no history of claims, nor is it aware of circumstances that would require it to pay, under any of these arrangements. The company also believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company's financial statements. Accordingly, no liability has been recorded in respect to these bonds as of either March 3, 2018 or June 3, 2017.

The company has entered into standby letter of credit arrangements for purposes of protecting various insurance companies and lessors against default on insurance premium and lease payments. As of March 3, 2018, the company had a maximum financial exposure from these standby letters of credit totaling approximately $8.2 million, all of which is considered usage against the company's revolving line of credit. The company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements, and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company's financial statements. Accordingly, no liability has been recorded in respect of these arrangements as of March 3, 2018 and June 3, 2017.

Contingencies
The company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the company's consolidated financial statements.

12. Debt

Long-term debt as of March 3, 2018 and June 3, 2017 consisted of the following obligations:

(In millions)	March 3, 2018	June 3, 2017
Series B senior notes, due January 3, 2018	$—	$149.9
Debt securities, due March 1, 2021	50.0	50.0
Syndicated revolving line of credit, due September 2021	225.0	—
Supplier financing program	3.3	$3.2
Total debt	$278.3	$203.1
Less: Current debt	(3.3)	(3.2)
Long-term debt	$275.0	$199.9

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

On January 3, 2018, the company borrowed $225.0 million on its existing revolving line of credit. Of these proceeds, $150.0 million was used to repay its Series B senior notes, while the rest of the proceeds was used for general business purposes.

As of March 3, 2018, the total debt outstanding related to borrowings under the syndicated revolving line of credit was $225.0 million. Available borrowings against this facility were $166.8 million due to $8.2 million related to outstanding letters of credit. As of June 3, 2017, there were no outstanding borrowings against this facility and available borrowings were $357.1 million due to $8.3 million outstanding letters of credit.

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

The company has lengthened the payment terms for certain suppliers that have chosen to participate in the program. As a result, certain amounts due to suppliers have payment terms that are longer than standard industry practice and as such, these amounts have been excluded from the caption “Accounts payable” in the Condensed Consolidated Balance Sheets as the amounts have been accounted for by the company as a current debt obligation. Accordingly, $3.3 million and $3.2 million have been recorded within the caption “Other accrued liabilities” for the periods ended March 3, 2018 and June 3, 2017, respectively.

Construction-Type Lease
During fiscal 2015, the company entered into a lease agreement for the occupancy of a new studio facility in Palo Alto, California. In fiscal 2017, the company became the deemed owner of the leased building for accounting purposes as a result of the company's involvement during the construction phase of the project. The lease is therefore accounted for as a financing transaction and the building and related financing liability were initially recorded at fair value in the Consolidated Balance Sheets within both Construction in progress and Other accrued liabilities. The fair value of the building and financing liability was determined through a blend of an income approach, comparable property sales approach and a replacement cost approach. The value of the building and the related financing liability at March 3, 2018 and June 3, 2017 was $7.0 million. Upon completion of construction, the financing liability will be reclassified into Long-term debt.

13. Accumulated Other Comprehensive Loss

The following table provides an analysis of the changes in accumulated other comprehensive loss for the nine months ended March 3, 2018 and March 4, 2017:

(In millions)	Cumulative Translation Adjustments	Pension and Other Post-retirement Benefit Plans	Unrealized Gains on Available-for-sale Securities	Interest Rate Swap Agreement	Accumulated Other Comprehensive Loss
Balance at May 28, 2016	$(29.6)	$(34.9)	$—	$—	$(64.5)
Other comprehensive income (loss) before reclassifications	(10.8)	—	0.2	5.3	(5.3)
Reclassification from accumulated other comprehensive loss - Selling, general and administrative	—	1.7	—	—	1.7
Tax benefit	—	0.4	—	—	0.4
Net reclassifications	—	2.1	—	—	2.1
Net current period other comprehensive income	(10.8)	2.1	0.2	5.3	(3.2)
Balance at March 2, 2017	$(40.4)	(32.8)	$0.2	$5.3	$(67.7)

Balance at June 3, 2017	$(36.8)	$(47.6)	$0.1	$2.1	$(82.2)
Other comprehensive income before reclassifications	6.3	—	—	6.9	13.2
Reclassification from accumulated other comprehensive loss - Selling, general and administrative	—	3.2	—	—	3.2
Tax expense	—	(0.6)	—	—	(0.6)
Net reclassifications	—	2.6	—	—	2.6
Net current period other comprehensive income	6.3	2.6	—	6.9	15.8
Balance at March 3, 2018	$(30.5)	$(45.0)	$0.1	$9.0	$(66.4)

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

Changes in the company’s redeemable noncontrolling interests for the nine months ended March 3, 2018 and March 4, 2017 are as follows:

(In millions)	March 3, 2018	March 4, 2017
Beginning Balance	$24.6	$27.0
Purchase of redeemable noncontrolling interests	(1.0)	(1.5)
Net income attributable to redeemable noncontrolling interests	0.2	0.1
Redemption value adjustment	0.5	(0.7)
Other adjustments	—	0.1
Ending Balance	$24.3	$25.0

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

The following is a summary of certain key financial measures for the respective fiscal periods indicated.

	Three Months Ended		Nine Months Ended
(In millions)	March 3, 2018	March 4, 2017	March 3, 2018	March 4, 2017
Net Sales:
North American Furniture Solutions	$316.4	$294.5	$975.3	$955.6
ELA Furniture Solutions	102.6	88.0	309.0	292.9
Specialty	72.6	69.3	222.2	224.4
Consumer	86.8	73.1	256.7	228.1
Total	$578.4	$524.9	$1,763.2	$1,701.0

Operating Earnings (Loss):
North American Furniture Solutions	$37.8	$35.9	$131.6	$125.7
ELA Furniture Solutions	7.2	6.5	26.1	27.1
Specialty	2.0	1.3	5.7	12.2
Consumer	4.2	(0.7)	5.5	1.9
Corporate	(12.9)	(8.0)	(31.5)	(25.9)
Total	$38.3	$35.0	$137.4	$141.0

(In millions)	March 3, 2018	June 3, 2017
Total Assets:
North American Furniture Solutions	$506.1	$533.6
ELA Furniture Solutions	259.0	230.3
Specialty	177.9	157.9
Consumer	283.6	276.4
Corporate	215.1	108.1
Total	$1,441.7	$1,306.3

16. Restructuring Expenses

During the first quarter of fiscal 2018, the company announced restructuring actions involving targeted workforce reductions primarily within the North American segment. These actions related to the company's cost savings initiatives and resulted in the recognition of restructuring expenses of $1.4 million in the first quarter of fiscal 2018. The restructuring actions were completed at December 2, 2017, and final payments are expected to be made over the next quarter.

During the second quarter of fiscal 2018, the company announced further restructuring actions involving targeted workforce reductions primarily within the North American segment. These actions related to the company's previously announced cost savings initiatives and resulted in the recognition of restructuring expenses of $0.5 million in the second quarter of fiscal 2018. The restructuring actions were completed at December 2, 2017, and final payments are expected to be made over the next three quarters.

During the second and third quarters of fiscal 2017, the company announced restructuring actions involving targeted workforce reductions within the North American, ELA and Specialty segments. These actions resulted in the recognition of restructuring expenses related to severance costs of $2.7 million and $3.7 million in the third quarter and nine month periods, respectively. The restructuring actions were deemed to be complete as of March 4, 2017.

The following table provides an analysis of the changes in restructuring costs reserve for the nine months ended March 3, 2018 and March 4, 2017:

(In millions)	March 3, 2018	March 4, 2017
Beginning Balance	$2.4	$0.4
Restructuring expenses	1.9	3.7
Payments	(4.0)	(1.6)
Ending Balance	$0.3	$2.5

17. Subsequent Event

On March 14, 2018, the company announced a facilities consolidation plan related to its ELA segment. This will impact certain office and manufacturing facilities in the United Kingdom and China. It is currently contemplated that this plan will generate approximately $4 million in annual cost reductions as part of the company's three-year cost savings initiatives with an estimated $6 million to $8 million of future restructuring and related charges. The company expects the facilities consolidations to be completed by the first quarter of fiscal 2020.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
Three and Nine Months Ended March 3, 2018
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
Discussion of Current Business Conditions

For the third quarter of fiscal 2018, the company reported net sales totaling $578.4 million, which was an increase of 10 percent from the same quarter of the prior year period. Orders of $563.2 million represented an increase of 4 percent relative to the prior year period. The company achieved diluted earnings per share of $0.49, which was an increase of 32 percent from the prior year level. The increase in earnings per share was driven by a combination of improved operating performance combined with the impact of a lower normalized U.S. tax rate. The decrease in the U.S. tax rate related to the passage of the Tax Cuts and Jobs Act, which was passed at the beginning of the third quarter of fiscal 2018. As a result of the Act, the U.S. federal corporate income tax rate decreased from 35 percent to 21 percent. Given the timing of the company's fiscal year, the company will be subject to a blended U.S. federal corporate income tax rate of 29.1% in fiscal 2018. The company's estimated annual effective tax rate for the third quarter of fiscal 2018 was 19.0 percent as compared to 29.8 percent for the same period of the prior fiscal year.

The North American segment reported net sales of $316.4 million in the current period, an increase of 7 percent as compared to the prior year period. On an organic basis, net sales were $315.3 million(*), which represented growth of 8 percent(*) over the third quarter of fiscal 2017. Orders during the third quarter of fiscal 2018 of $294.7 million were 7 percent lower than the same quarter of last fiscal year and were negatively impacted by a relative reduction in large and medium-sized projects. Operating earnings for North America in the third quarter of fiscal 2018 were $37.8 million or 12 percent of sales as compared to $35.9 million or 12 percent of sales in the third quarter of fiscal 2017.

The ELA segment recorded net sales of $102.6 million during the current period represented growth of 17 percent compared to last year, while organic net sales increased by 11 percent(*). Growth in net sales compared to last year was driven primarily by increased sales volumes within the Asia Pacific and Latin America regions. Orders in the third quarter of fiscal 2018 of $113.9 million represented an increase of 33 percent from the prior year. After adjusting for changes in foreign currency exchange rates, organic order growth was 27 percent relative to the prior year period. This growth was broad-based across all regions, with particular strength in the U.K., continental Europe, Australia, Mexico and the Middle East. Operating earnings within the ELA segment for the third quarter of fiscal 2018 were $7.2 million or 7 percent of sales as compared to $6.5 million or 7 percent of sales in the third quarter of fiscal 2017.

The Specialty segment reported growth in both net sales and orders compared to the same three month period of the prior year. Net sales of $72.6 million and orders of $71.2 million represented growth compared to the prior year of 5 percent and 7 percent, respectively. These increases were driven by growth within the company's Geiger and Maharam subsidiaries, as well as the Herman Miller Collection. Operating earnings for Specialty increased from $1.3 million in the third quarter of fiscal 2017 to $2.0 million in the third quarter of fiscal 2018. The increase in operating earnings as compared to the prior year was mainly by driven increased profitability at the company's Maharam subsidiary and the Herman Miller Collection portfolio of products.

The Consumer segment reported net sales of $86.8 million were approximately 19 percent ahead of the same quarter last year. Orders of $83.4 million, period over period growth of approximately 14 percent, both on an as reported and an organic basis. This represented the third consecutive quarter of double digit organic order growth for the Consumer segment. Operating earnings for Consumer segment in the third quarter of fiscal 2018 were $4.2 million or 4.8 percent of sales as compared to an operating loss of $0.7 million or (1.0) percent of sales in the third quarter of fiscal 2017. The year-over-year increase in profitability was driven by improved fixed cost leverage on higher net sales, efficiencies within the company’s retail studio operations, and a continued mix shift toward the company’s exclusive product designs.

The company believes that the economic environment in North America and abroad remains generally supportive, but acknowledges certain areas of risk within the foreign geographies in which it operates. Macro-economic indicators, including GDP growth, service sector employment, architectural billings and the potential benefits of the Tax Cuts and Jobs Act continue to support a positive outlook in North America. Abroad, the company believes that global growth still exists; however, there are areas of risk, such as in the U.K. related to Brexit and in oil-producing regions in the Middle East, where economic and political pressures are present. The company is also monitoring the potential impact of the recently announced U.S. tariffs on imported steel and aluminum, including potential retaliatory responses from other nations. Additionally, while our recently announced facility consolidation efforts in China are expected to generate future cost reductions, this creates near-term risk for operational disruption while the plans are being implemented.

(*) Non-GAAP measurements; see accompanying reconciliations and explanations.

The remaining sections within Item 2 include additional analysis of our three and nine months ended March 3, 2018, including discussion of significant variances compared to the prior year periods.

Reconciliation of Non-GAAP Financial Measures

This report contains references to Organic net sales and Adjusted earnings per share - diluted, which are non-GAAP financial measures. Organic growth (decline) in net sales represents the change in net sales, excluding currency translation effects and the impacts of acquisitions, divestitures, the impact of the change in DWR shipping terms in fiscal 2018 and the extra week in fiscal 2017. Adjusted earnings per share - diluted represents earnings per share - diluted, excluding the impact of restructuring expenses and other charges or gains, including related taxes. These items include certain restructuring expenses related to actions involving targeted workforce reductions, as well as non-recurring costs related to the planned CEO transition, third party consulting costs related to the company's profit enhancement initiatives, a non-recurring gain from a dealer divestiture, and the one-time impact of adopting the U.S. Tax Cuts and Jobs Act.

The company believes presenting Organic net sales and Adjusted earnings per share - diluted is useful for investors as it provides financial information on a more comparative basis for the periods presented by excluding items that are not representative of the ongoing operations of the company. The first nine months of fiscal 2018 included 39 weeks of operations as compared to 40 weeks in the first nine months of fiscal 2017. The additional week is required periodically to more closely align Herman Miller’s fiscal year with the calendar months.

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

	Three Months Ended					Three Months Ended
	3/3/18					3/4/17
	North America	ELA	Specialty	Consumer	Total	North America	ELA	Specialty	Consumer	Total
Net Sales, as reported	$316.4	$102.6	$72.6	$86.8	$578.4	$294.5	$88.0	$69.3	$73.1	$524.9
% change from PY	7.4%	16.6%	4.8%	18.7%	10.2%

Proforma Adjustments
Dealer Divestitures	—	—	—	—	—	(2.6)	—	—	—	(2.6)
Currency Translation Effects (1)	(1.1)	(5.0)	—	(0.1)	(6.2)	—	—	—	—	—
Organic net sales	$315.3	$97.6	$72.6	$86.7	$572.2	$291.9	$88.0	$69.3	$73.1	$522.3
% change from PY	8.0%	10.9%	4.8%	18.6%	9.6%

	Nine Months Ended					Nine Months Ended
	3/3/18					3/4/17
	North America	ELA	Specialty	Consumer	Total	North America	ELA	Specialty	Consumer	Total
Net Sales, as reported	$975.3	$309.0	$222.2	$256.7	$1,763.2	$955.6	$292.9	$224.4	$228.1	$1,701.0
% change from PY	2.1%	5.5%	(1.0)%	12.5%	3.7%

Proforma Adjustments
Dealer Divestitures	—	—	—	—	—	(21.4)	—	—	—	(21.4)
Currency Translation Effects (1)	(2.7)	(7.4)	(0.1)	(0.2)	(10.4)	—	—	—	—	—
Impact of Extra Week in FY17	—	—	—	—	—	(21.7)	(6.3)	(4.3)	(4.7)	(37.0)
Impact of change in DWR shipping terms	—	—	—	(5.0)	(5.0)	—	—	—	—	—
Organic net sales	$972.6	$301.6	$222.1	$251.5	$1,747.8	$912.5	$286.6	$220.1	$223.4	$1,642.6
% change from PY	6.6%	5.2%	0.9%	12.6%	6.4%
(1) Currency translation effects represent the estimated net impact of translating current period sales and orders using the average exchange rates applicable to the comparable prior year period

The following table reconciles Earnings per share - diluted to Adjusted earnings per share - diluted for the three and nine months ended:

	Three Months Ended		Nine Months Ended
	3/3/2018	3/4/2017	3/3/2018	3/4/2017
Earnings per Share - Diluted	$0.49	$0.37	$1.60	$1.50

Less: One-time impact of adopting U.S. Tax Cuts and Jobs Act	(0.04)	—	(0.04)	—
Less: Gain on sale of dealer	—	(0.01)	—	(0.01)
Add: Special charges	0.05	—	0.06	—
Add: Restructuring expense	—	0.03	0.02	0.03
Adjusted Earnings per Share - Diluted	$0.50	$0.39	$1.64	$1.52

Analysis of Results for Three and Nine Months

The three months ended March 3, 2018 and March 4, 2017 each contained 13 weeks, while the nine months ended March 3, 2018 and March 4, 2017 contained 39 and 40 weeks, respectively. The following table presents certain key highlights from the results of operations for the periods indicated.

(In millions, except per share data)	Three Months Ended			Nine Months Ended
	March 3, 2018	March 4, 2017	Percent Change	March 3, 2018	March 4, 2017	Percent Change
	(13 weeks)	(13 weeks)		(39 weeks)	(40 weeks)
Net sales	$578.4	$524.9	10.2%	$1,763.2	$1,701.0	3.7%
Cost of sales	372.6	329.4	13.1%	1,118.5	1,057.6	5.8%
Gross margin	205.8	195.5	5.3%	644.7	643.4	0.2%
Operating expenses	167.5	157.8	6.1%	505.4	498.7	1.3%
Restructuring expenses	—	2.7	n/a	1.9	3.7	(48.6)%
Total operating expenses	167.5	160.5	4.4%	507.3	502.4	1.0%
Operating earnings	38.3	35.0	9.4%	137.4	141.0	(2.6)%
Other expenses, net	2.1	3.0	(30.0)%	7.7	10.4	(26.0)%
Earnings before income taxes and equity income	36.2	32.0	13.1%	129.7	130.6	(0.7)%
Income tax expense	6.9	9.5	(27.4)%	35.4	41.1	(13.9)%
Equity income from nonconsolidated affiliates, net of tax	0.7	—	n/a	2.2	1.1	100.0%
Net earnings	30.0	22.5	33.3%	96.5	90.6	6.5%
Net earnings attributable to noncontrolling interests	0.2	—	n/a	0.2	0.1	100.0%
Net earnings attributable to Herman Miller, Inc.	$29.8	$22.5	32.4%	96.3	90.5	6.4%

Earnings per share — diluted	0.49	0.37	32.4%	1.60	1.50	6.7%
Orders	563.2	543.2	3.7%	1,787.4	1,714.7	4.2%
Backlog	341.7	331.6	3.0%

The following table presents, for the periods indicated, select components of the company's Condensed Consolidated Statements of Comprehensive Income as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	March 3, 2018	March 4, 2017	March 3, 2018	March 4, 2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.4	62.8	63.4	62.2
Gross margin	35.6	37.2	36.6	37.8
Operating expenses	29.0	30.1	28.7	29.3
Restructuring expenses	—	0.5	0.1	0.2
Total operating expenses	29.0	30.6	28.8	29.5
Operating earnings	6.6	6.7	7.8	8.3
Other expenses, net	0.4	0.6	0.4	0.6
Earnings before income taxes and equity income	6.3	6.1	7.4	7.7
Income tax expense	1.2	1.8	2.0	2.4
Equity income from nonconsolidated affiliates, net of tax	0.1	—	0.1	0.1
Net earnings	5.2	4.3	5.5	5.3
Net earnings attributable to noncontrolling interests	—	—	—	—
Net earnings attributable to Herman Miller, Inc.	5.2	4.3	5.5	5.3

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

For the three months ended ended March 3, 2018, the company's domestic United States shipments, as defined by BIFMA, increased by 6.8 percent while the company's domestic orders decreased by 2.4 percent year-over-year. BIFMA reported an estimated year-over-year decrease in shipments of 0.9 percent and an increase in orders of 2.3 percent for the comparable period.

Performance versus the Consumer Furnishings Sector

We also monitor trade statistics reported by the U.S. Census Bureau, which reports monthly retail sales growth data across a number of retail categories, including Furniture and Home Furnishing Stores. This information provides a relative comparison to our Consumer segment, but is not intended to be an exact comparison. The average monthly year-over-year growth rate in sales for the Furniture and Home Furnishing Stores category for the calendar three month period through ended February 2018, was approximately 5.8 percent. By comparison, net sales in our Consumer segment increased by approximately 18.7 percent as reported and 18.6 percent(*) on an organic basis for the three months ended March 3, 2018.

(*) Non-GAAP measurements; see accompanying reconciliations and explanations.

Consolidated Sales

The following charts present graphically the primary drivers of the year-over-year change in net sales for the three and nine months ended March 3, 2018. The amounts presented in the bar graphs are expressed in millions and have been rounded to eliminate decimals.

Consolidated net sales increased $53.5 million or 10.2 percent in the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017. The following items led to the change:

•	Sales volumes within the North American segment increased by approximately $27 million, resulting from increased demand within the company's North America office furniture businesses.

•	Incremental sales volumes within the Consumer segment of approximately $14 million were driven by growth across the DWR studio, e-commerce and contract channels.

•	Increased sales volumes within the ELA segment of approximately $12 million were driven primarily by broad-based growth across all regions.

•	Foreign currency translation had a positive impact on net sales of approximately $6 million.

•	Increased sales volumes within the Specialty segment of approximately $4 million due primarily to increased sales volumes for the Herman Miller Collection and Geiger subsidiary.

•
Deeper contract price discounting, net of incremental price increases, reduced net sales in the third quarter of fiscal 2018 by roughly $7 million as compared to the prior year. Of this change, approximately $4 million related to the North American operating segment.

•
The impact of the divestiture of the company's dealerships in Vancouver, Canada in fiscal 2018 and Philadelphia, Pennsylvania in fiscal 2017 had the effect of reducing sales by $2.6 million in the current three month period as compared to the same period of the prior fiscal year.

Consolidated net sales increased $62.2 million or 3.7 percent in the first nine months of fiscal 2018 compared to the first nine months of fiscal 2017. The following items led to the change:

•	Sales volumes within the North American segment increased by approximately $72 million, resulting from increased demand within the company's North America office furniture business.

•
Incremental sales volumes within the Consumer segment of approximately $33 million were driven partly by a change in shipping terms at Design Within Reach that resulted in approximately $5 million of net sales being accelerated into the first quarter of fiscal 2018. The rest of the change was due mainly to growth across the DWR studio, e-commerce and contract channels.

•	Increased sales volumes within the ELA segment of approximately $20 million were driven primarily by growth in the Latin America and Asia Pacific regions.

•	Foreign currency translation had a positive impact on net sales of approximately $10 million.

•
Deeper contract price discounting, net of incremental price increases, reduced net sales in the first half of fiscal 2018 by roughly $15 million as compared to the prior year. Of this change, approximately $12 million related to the North American operating segment.

•
The impact of the divestiture of the company's dealerships in Vancouver, Canada in fiscal 2018 and Philadelphia, Pennsylvania in fiscal 2017 had the effect of reducing sales by $21.4 million in the current nine month period as compared to the same period of the prior fiscal year.

•
The nine month period of fiscal 2018 had 39 weeks as compared to the same period of fiscal 2017, which had 40 weeks. The impact of this additional week decreased net sales by approximately $37 million compared to the prior year period.

Consolidated Gross Margin

Consolidated gross margin was 35.6 percent for the three month period ended March 3, 2018 as compared to 37.2 percent for the same quarter of the prior fiscal year. The following factors summarize the major drivers of the year-over-year change in gross margin percentage:

•	Incremental price discounting, net of price increases, reduced the company's consolidated gross margin by approximately 50 basis points relative to the same period of last fiscal year.

•
Material cost performance at the company's West Michigan manufacturing facilities decreased gross margin by approximately 20 basis points as compared to the same period of the prior fiscal year. The company incurred higher than expected outsourcing costs in its West Michigan operations to meet increased customer demand for products made in capacity-constrained areas of the factory.

•	Unfavorable product mix shift at the company's West Michigan operations drove a decrease of approximately 20 basis points as compared to the same period of last fiscal year.

•
Manufacturing overhead and labor cost leverage was unfavorable by approximately 40 basis points at the company's West Michigan operations. This was driven primarily by incremental costs related to depreciation and wage base increases in comparison to the same period last fiscal year.

•
The rest of the decrease in gross margin was driven by several factors, including the unfavorable impact of increased incentive compensation costs as well as lower volume leverage at the company's Nemschoff subsidiary, partially offset by improved channel mix across operating segments including the growth in the company's Consumer business.

Consolidated gross margin was 36.6 percent for the nine month period ended March 3, 2018 as compared to 37.8 percent for the same period of the prior fiscal year. The following factors summarize the major drivers of the year-over-year change in gross margin percentage:

•	Incremental price discounting, net of price increases, reduced the company's consolidated gross margin by approximately 50 basis points relative to the same period of last fiscal year.

•	Higher commodity costs due to higher steel prices in the first half of this fiscal year drove an unfavorable year-over-year margin impact of approximately 30 basis points.

•
Material cost performance at the company's West Michigan manufacturing facilities decreased gross margin by approximately 20 basis points as compared to the same period of the prior fiscal year. The company incurred higher than expected outsourcing costs in its West Michigan operations to meet increased customer demand for products made in capacity-constrained areas of the factory.

•	Unfavorable product mix shift at the company's West Michigan operations drove a decrease of approximately 30 basis points as compared to the same period of last fiscal year.

•	These decreases in gross margin were partially offset by improved channel mix across operating segments including the growth in the company's Consumer business.

Operating Expenses and Operating Earnings

The following chart presents graphically the primary drivers of the year-over-year change in operating expenses for the three and nine months ended March 3, 2018. The amounts presented in the bar graphs are expressed in millions and have been rounded to eliminate decimals.
Consolidated operating expenses increased by $7.0 million or 4.4 percent in the third quarter of fiscal 2018 compared to the prior year period. The following factors contributed to the change:

•
Special charges, primarily associated with the planned CEO transition and consulting fees related to the profit optimization of the company's consumer business increased operating expenses by $3.9 million.

•
Higher employee incentive costs increased operating expenses by $1.5 million. The increase reflects higher incentive compensation costs that are variable based on the achievement of earnings levels for the fiscal year relative to plan.

•	Depreciation expense increased by approximately $2 million and was driven primarily by investment in facilities.

•	Sales volume based costs, such as sales commissions and royalties, drove an increase in operating expenses of $1.7 million.

•	Incremental costs related to the continued growth and expansion of DWR retail studios increased operating expenses by approximately $1 million.

•	Higher restructuring costs in the prior year period had the effect of decreasing operating expenses by $2.7 million.

During the third quarter of fiscal 2018, the company reduced operating expenses by an estimated $5 million as a result of its previously announced cost savings initiatives. These cost savings were realized across several of the company's operating expense categories and offset spending on strategic initiatives, general inflationary pressures on operating expenses and lower relative gross margin performance in the current period compared to the same quarter of fiscal 2017.

Consolidated operating expenses increased by $4.9 million or 1.0 percent in the first nine months of fiscal 2018 compared to the prior year period. The following factors contributed to the change:

•
Special charges, primarily associated with the planned CEO transition and consulting fees related to the profit optimization of the company's consumer business increased operating expenses by $5.9 million.

•	Incremental costs related to the continued growth and expansion of DWR retail studios increased operating expenses by approximately $4 million.

•	Sales volume based costs, such as sales commissions and royalties, drove an increase in operating expenses of approximately $4 million.

•	Depreciation expense increased by approximately $4 million and was driven primarily by investment in facilities.

•
Higher employee incentive costs increased operating expenses by $2.9 million. The increase reflects higher incentive compensation costs that are variable based on the achievement of earnings levels for the fiscal year relative to plan.

•	Foreign currency translation had an incremental impact on operating expenses of approximately $2 million.

•	Higher restructuring costs in the prior year period had the effect of decreasing operating expenses by $1.8 million.

•	The divestiture of the company's dealerships in Vancouver and Philadelphia in fiscal 2018 and 2017, respectively, resulted in a decrease in operating expenses of $5.0 million.

•	Operating expenses were approximately $9 million lower due to the extra week of operations included in the results of the prior year.

During the nine month period of fiscal 2018, the company reduced operating expenses by an estimated $13 million related to its previously announced cost savings initiatives. These cost savings were realized across several of the company's operating expense categories and offset spending on strategic initiatives, general inflationary pressures on operating expenses and lower relative gross margin performance in the current fiscal year compared to the same period in fiscal 2017.

Operating earnings for the three and nine month periods ended March 3, 2018 were $38.3 million or 6.6 percent of sales and $137.4 million or 7.8 percent of sales, respectively. This compares to $35.0 million or 6.7 percent of sales and $141.0 million or 8.3 percent of sales for the respective periods during last fiscal year. The nine month period of fiscal 2018 had 39 weeks as compared to the same period of fiscal 2017, which had 40 weeks. The impact of this additional week decreased operating earnings over the nine month period of fiscal 2018 by approximately $5 million compared to the prior year period.

Other Income/Expense and Income Taxes

During the three months ended March 3, 2018, net other expense was $2.1 million, a decrease of $0.9 million compared to the same period in the prior year. This decrease resulted mainly from lower interest expense and lower foreign currency losses relative to the same period of last fiscal year.

During the nine months ended March 3, 2018, net other expense was $7.7 million, a decrease of $2.7 million compared to the same period in the prior year. This decrease resulted mainly from lower foreign currency losses and lower interest expense relative to the same period of last fiscal year.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law in the United States. The results of operations for the three-month period ended March 3, 2018 included the effect of the enactment of the Act. The effects of the Act included the reduction of the federal corporate income tax rate from 35 percent to 21 percent and a new participation exemption system of taxation on foreign earnings, among other provisions.

Effective January 1, 2018 the federal income tax rate was reduced from 35 percent to 21 percent. For fiscal tax payers a full year federal income tax rate is calculated based upon the number of days in the year subject to the 35 percent and the 21 percent tax rates. As a result, the company’s statutory federal tax rate for the fiscal year ending June 2, 2018 is 29.1 percent. The impact of the lower statutory rate applied to the earnings before tax for the period starting at the beginning of fiscal 2018 and ending on the date that the Act was signed into law was recorded as a discrete item in the company’s income tax expense for the three months ending March 3, 2018. Also recorded in the same three-month period was a remeasurement of the deferred tax assets and liabilities to reflect the anticipated rate at which the deferred items will be realized. The Act introduces a new participation exemption system of taxation on foreign earnings. As part of the transition towards this system, in the three-month period ended March 3, 2018, the company recorded a provisional U.S. tax liability of $9.2 million on certain undistributed foreign earnings. The analysis of the actual impact of these changes is not fully complete, therefore the company determined and disclosed the estimated impact in note 9 as part of its third quarter fiscal 2018 results.

The effective tax rates for the three-month periods ended March 3, 2018 and March 4, 2017 were 19.0 percent and 29.8 percent, respectively. The effective tax rates for the nine-month periods ended March 3, 2018 and March 4, 2017 were 27.3 percent and 31.5 percent, respectively. The year over year decrease in the effective tax rate for the three and nine-month periods ended March 3, 2018 was the result of the Act and an increase in the mix of earnings in tax jurisdictions that had rates that were lower than the United States federal statutory rate. The effective tax rates for the three and nine-month periods ended March 3, 2018 and March 4, 2017 are lower than the United States federal statutory rate due to the mix of earnings in taxing jurisdictions that had rates that were lower than the United States federal statutory rate, along with the manufacturing deduction under the American Jobs Creation Act of 2004 (“AJCA”) and the research and development tax credit under the Protecting Americans from Tax Hikes ("PATH") Act of 2015.

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

The charts below present the relative mix of net sales and operating earnings across the company's reportable segments during the three and nine month periods ended March 3, 2018. This is followed by a discussion of the company's results, by reportable segment.

North American Furniture Solutions ("North America")

Three Months Ended March 3, 2018
Net sales totaled $316.4 million for the third quarter of fiscal 2018, an increase of 7.4 percent from the third quarter of fiscal 2017. Orders totaled $294.7 million, a decrease of 7.4 percent from the same period in the prior year. Organic net sales totaled $315.3 million(*) for the third quarter of fiscal 2018, an increase of 8.0 percent from the third quarter of fiscal 2017. Organic orders totaled $293.6 million, a decrease of 5.7 percent from the same period in the prior year. Operating earnings for the third quarter of fiscal 2018 were $37.8 million or 11.9 percent of sales as compared to $35.9 million or 12.2 percent of sales in the third quarter of fiscal 2017.

•	Sales volumes within the North American segment increased by approximately $27 million, resulting from increased demand within the company's North America office furniture business.

•	Deeper contract price discounting, net of incremental price increases, reduced net sales and operating earnings in the third quarter of fiscal 2018 by roughly $4 million as compared to the prior year.

•
The third quarter of fiscal 2017 included the full results of operations for the company’s dealership in Vancouver, Canada and one month of operations for the company's dealership in Philadelphia, Pennsylvania. Accordingly, the increase in sales volumes for the North American segment for the current three month period was partially offset by a $2.6 million decrease in net sales due to the divestitures. The sale of these dealerships also decreased orders for the North America segment in the third quarter of fiscal 2018 by $6.9 million compared to the same quarter last year.

•
Operating earnings increased primarily due to increased sales volumes and reductions in operating expenses related to company-wide cost savings initiatives. These factors were partially offset by deeper contract price discounting, net of incremental price increases, and a mix shift into lower margin products which had the combined impact of decreasing gross margin by approximately $7 million as compared to the same quarter in fiscal 2017.

Nine Months Ended March 3, 2018
Net sales totaled $975.3 million for the nine month period of fiscal 2018, an increase of 2.1 percent from the same period of fiscal 2017. Orders totaled $970.5 million, a decrease of 0.3 percent from the same period in the prior year. Organic net sales totaled $972.6 million(*) for the first nine months of fiscal 2018, an increase of 6.6 percent from the same period of fiscal 2017. Organic orders totaled $968.1 million, an increase of 3.9 percent from the same period in the prior year. Operating earnings for the first nine months of fiscal 2018 were $131.6 million or 13.5 percent of sales as compared to $125.7 million or 13.2 percent of sales in the same period of prior year.

•
The impact of an extra week in fiscal 2017 caused net sales and orders in the first nine months of fiscal 2018 to be lower than the prior year comparative period by approximately $22 million and $20 million, respectively.

•	Sales volumes within the North American segment increased by approximately $72 million, resulting from increased demand within the company's North America office furniture business.

•
The first nine months of fiscal 2017 included the full results of operations for the company’s dealership in Vancouver, Canada that was divested in the first quarter of fiscal 2018. The first nine months of fiscal 2017 included seven months of operations for the company's dealership in Philadelphia, Pennsylvania that was divested in the third quarter of fiscal 2017. Accordingly, the increase in sales volumes for the North American segment for the current nine month period was partially offset by a $21.4 million decrease in net sales due to the divestitures. The sale of these dealerships also decreased consolidated orders and operating earnings for the North America segment in the first nine months of fiscal 2018 by $22.4 million and $0.7 million respectively, compared to the same period last year.

•
Deeper contract price discounting, net of incremental price increases, reduced net sales and operating earnings in the nine month period of fiscal 2018 by roughly $12 million as compared to the prior year.

•
Operating earnings increased primarily due to increased sales volumes and reductions in operating expenses related to company-wide cost savings initiatives. These factors were partially offset by deeper contract price discounting, net of incremental price increases, a mix shift into lower margin products, outsourcing costs due to capacity constraints within the company's plants and commodity price pressure which had the combined impact of decreasing gross margin by approximately $23 million as compared to the same quarter in fiscal 2017.

ELA Furniture Solutions ("ELA")

Three Months Ended March 3, 2018
Net sales totaled $102.6 million for the third quarter of fiscal 2018, an increase of 16.6 percent from the third quarter of fiscal 2017. Orders totaled $113.9 million, an increase of 33.2 percent from the same period in the prior year. Organic net sales totaled $97.6 million(*) for the third quarter of fiscal 2018, an increase of 10.9 percent from the third quarter of fiscal 2017. Organic orders totaled $108.8 million, an increase of 27.3 percent from the same period in the prior year. Operating earnings for the third quarter of fiscal 2018 were $7.2 million or 7.0 percent of sales as compared to $6.5 million or 7.4 percent of sales in the third quarter of fiscal 2017.

•	Increased sales volumes within the ELA segment of approximately $12 million were driven primarily by growth in Asia Pacific and EMEA.

•	The impact of foreign currency translation increased net sales and operating earnings by $5.0 million and $0.8 million, respectively.

•	Deeper contract price discounting, net of incremental price increases, reduced net sales and operating earnings in the third quarter of fiscal 2018 by roughly $2 million as compared to the prior year.

•
Operating earnings in the current three month period of fiscal 2018 were higher due to increased sales volumes and lower restructuring costs and special charges of $0.4 million as compared to the same period of the prior year. These increases were offset partially by deeper discounting, net of incremental price increases and increased royalty costs of $0.3 million in the period.

Nine Months Ended March 3, 2018
Net sales totaled $309.0 million for the first nine months of fiscal 2018, an increase of 5.5 percent from the same period of fiscal 2017. Orders totaled $340.4 million, an increase of 15.4 percent from the same period in the prior year. Organic net sales totaled $301.6 million(*) for the first nine months of fiscal 2018, an increase of 5.2 percent from the first half of fiscal 2017. Organic orders totaled $332.8 million, an increase of 16.0 percent from the same period in the prior year. Operating earnings for the first nine months of fiscal 2018 were $26.1 million or 8.4 percent of sales as compared to $27.1 million or 9.3 percent of sales in the same period of prior year.

•
The impact of an extra week in fiscal 2017 caused net sales and orders in the first nine months of fiscal 2018 to be lower than the prior year comparative period by approximately $6 million and $8 million, respectively.

•	Increased sales volumes within the ELA segment of approximately $20 million were driven primarily by growth in Asia Pacific and Latin America.

•	The impact of foreign currency translation increased net sales and operating earnings by $7.4 million and $1.6 million, respectively.

•
Deeper contract price discounting, net of incremental price increases, reduced net sales and operating earnings in the nine month period of fiscal 2018 by roughly $5 million as compared to the prior year.

•
Operating earnings in the first nine months of fiscal 2018 decreased as compared to the same period in the prior year due to the impact of the extra week of operations included in the prior year results, increased royalty costs of $0.8 million, increased warranty costs of $0.5 million and deeper discounting, net of incremental price increases. These decreases were partially offset by the increase in operating earnings from increased sales volumes.

Specialty

Three Months Ended March 3, 2018
Net sales totaled $72.6 million for the third quarter of fiscal 2018, an increase of 4.8 percent from the third quarter of fiscal 2017. Orders totaled $71.2 million, an increase of 7.4 percent from the same period in the prior year. Organic net sales totaled $72.6 million(*) for the third quarter of fiscal 2018, an increase of 4.8 percent from the third quarter of fiscal 2017. Organic orders totaled $71.2 million, an increase of 7.4 percent from the same period in the prior year. Operating earnings for the third quarter of fiscal 2018 were $2.0 million or 2.8 percent of sales as compared to $1.3 million or 1.9 percent of sales in the third quarter of fiscal 2017.

•
Net sales increased in the third quarter of fiscal 2018 as compared to the same period of the prior year due primarily to increased sales volumes of approximately $4 million, which was driven primarily by the company's Herman Miller Collection and Geiger businesses.

•
The increase in operating earnings as compared to the prior year was mainly by driven increased profitability at the company's Maharam subsidiary and the Herman Miller Collection portfolio of products. The increase in operating earnings for Maharam was driven by a decrease in operating expenses of approximately $1.3 million as compared to the prior year, while the increase in operating earnings for the Herman Miller Collection was driven by higher sales volumes. These increases were partially offset by decreased operating earnings at the company's Nemschoff subsidiary of approximately $1 million as compared to the same period of the prior year.

Nine Months Ended March 3, 2018
Net sales totaled $222.2 million for the first nine months of fiscal 2018, a decrease of 1.0 percent from the same period of fiscal 2017. Orders totaled $223.7 million, an increase of 2.4 percent from the same period in the prior year. Organic net sales totaled $222.1 million(*) for the first nine months of fiscal 2018, an increase of 0.9 percent from the same period of fiscal 2017. Organic orders totaled $223.6 million, an increase of 4.7 percent from the same period in the prior year. Operating earnings for the first nine months of fiscal 2018 were $5.7 million or 2.6 percent of sales as compared to $12.2 million or 5.4 percent of sales in the same period of prior year.

•
The impact of an extra week in fiscal 2017 caused net sales and orders in the first nine months of fiscal 2018 to be lower than the prior year comparative period by approximately $4 million and $5 million, respectively.

•
The company's Nemschoff subsidiary experienced a decrease in operating earnings of approximately $5 million as compared to the prior year period. This decrease was driven by unfavorable product mix, the negative impact on operating earnings from decreased sales volumes and higher warranty costs.

•
Increased inventory reserves of approximately $0.5 million, which was driven by all entities in the Specialty segment, had a negative impact on operating earnings in the first nine months of fiscal 2018.

Consumer

Three Months Ended March 3, 2018
Net sales totaled $86.8 million for the third quarter of fiscal 2018, an increase of 18.7 percent from the third quarter of fiscal 2017. Orders of $83.4 million increased 14.1 percent from the same period last year. Organic net sales totaled $86.7 million(*) for the third quarter of fiscal 2018, an increase of 18.6 percent from the third quarter of fiscal 2017. Organic orders totaled $83.3 million, an increase of 14.0 percent from the same period in the prior year. Operating earnings for the third quarter of fiscal 2018 were $4.2 million or 4.8 percent of sales as compared to an operating loss of $0.7 million or 1.0 percent of sales in the third quarter of fiscal 2017.

•	Net sales increased due to incremental sales volumes of approximately $14 million which was driven by growth across the DWR studio, e-commerce and contract channels.

•
Operating earnings in the third quarter of fiscal 2018 were higher than prior year driven by the increase in sales, an increase in shipments of higher margin proprietary products. This includes improvements in the operating performance of new studio locations that have been put in place over the past 18 months.

Nine Months Ended March 3, 2018
Net sales totaled $256.7 million for the nine month period of fiscal 2018, an increase of 12.5 percent from the same period of fiscal 2017. Orders of $252.8 million increased 11.1 percent from the same period in the prior year. Organic net sales totaled $251.5 million(*) for the first nine months of fiscal 2018, an increase of 12.6 percent from the first nine months of fiscal 2017. Organic orders totaled $252.6 million, an increase of 13.0 percent from the same period in the prior year. Operating earnings for the first nine months of fiscal 2018 were 5.5 million or 2.1 percent of sales as compared to Operating earnings of $1.9 million or 0.8 percent of sales in the first nine months of fiscal 2017.

•
Incremental sales volumes within the Consumer segment of approximately $33 million were driven partly by a change in shipping terms at Design Within Reach that resulted in the acceleration of approximately $5 million of net sales in the first quarter of fiscal 2018. The balance of the change was due to growth across the DWR studio, e-commerce and contract channels.

•
The impact of an extra week in fiscal 2017 caused net sales and orders in the first nine months of fiscal 2018 to be lower than the prior year comparative period by approximately $5 million and $4 million, respectively.

•
The impact of the changes in DWR shipping terms and the incremental $5 million of first quarter revenue had a favorable impact on operating earnings of approximately $1 million in the current period as compared to the same period of last fiscal year.

•
Operating earnings in the first nine months of fiscal 2018 were higher due to increased sales volumes as compared to the same period of the prior year. This increase was offset partially by the negative impact of the addition of new DWR studio locations, which add incremental selling square footage but take time (twelve to eighteen months on average) to achieve full operational efficiency. These incremental costs increased operating expenses by approximately $4 million as compared to the prior year.

•
Increased warranty costs of $0.2 million and inventory reserves of $0.5 million related to the bankruptcy of a product vendor also negatively impacted operating earnings in the current nine month period.

Corporate

Corporate unallocated expenses totaled $12.9 million for the third quarter of fiscal 2018, an increase of 61.3 percent from the third quarter of fiscal 2017. The increase was driven mainly by special charges of $3.6 million from third party consulting costs related to the company's profit improvement initiatives, as well as transition costs related to the impending retirement of the company's CEO.

Corporate unallocated expenses totaled $31.5 million for the first nine months of fiscal 2018, an increase of 21.6 percent from the first half of fiscal 2017. The increase was driven mainly by special charges of $5.5 million from third party consulting costs related to the company's profit improvement initiatives, as well as transition costs related to the impending retirement of the company's CEO.

Financial Condition, Liquidity and Capital Resources

The table below presents certain key cash flow and capital highlights for nine months ended as indicated.

	March 3, 2018	March 4, 2017
(In millions)	(39 weeks)	(40 weeks)
Cash and cash equivalents, end of period	$193.0	$78.4
Marketable securities, end of period	8.4	8.0
Cash provided by operating activities	110.7	122.1
Cash used in investing activities	(42.5)	(99.0)
Cash provided by (used in) financing activities	28.3	(29.6)
Capital expenditures	(51.0)	(70.5)
Stock repurchased and retired	(30.1)	(17.2)
Common stock issued	16.0	7.6
Dividends paid	(31.7)	(29.2)
Interest-bearing debt, end of period	275.0	234.5
Available unsecured credit facility, end of period (1)	$166.8	$357.1
(1) Amounts shown are net of outstanding letters of credit of $8.2 million and $8.3 million as of March 3, 2018 and March 4, 2017, respectively, which are applied against availability under the company's unsecured credit facility.

Cash Flows - Operating Activities

Nine Month Period Ended March 3, 2018
Cash generated from operating activities was $110.7 million for the nine months ended March 3, 2018, as compared to $122.1 million in the same period of the prior year. During the current nine month period, the company made a voluntary contribution of $12.0 million to its international defined benefit pension plan. Additionally, changes in working capital balances drove a use of cash totaling $30.3 million during the first nine months of fiscal 2018. The main factors driving this use of cash were an increase in inventory of $17.0 million and a decrease in accrued compensation and benefits of $9.0 million. Inventory increased mainly due to growth in demand at DWR, as well as a build of inventory in the ELA segment to fulfill demand. Accrued compensation and benefits decreased due to the annual payout of the prior year accrued bonus and profit sharing. These factors more than offset drivers within working capital that increased cash, including an increase in accounts payable of $12.5 million.

Nine Month Period Ended March 4, 2017
Cash generated from operating activities was $122.1 million for the nine month period ended March 4, 2017, as compared to $125.9 million in the same period of the prior year. During the nine month period ended March 4, 2017, changes in working capital balances drove a use of cash totaling $31.6 million. The main factors driving this use of cash were an increase in inventory of $27.5 million and a decrease in accrued compensation and benefits of $19.6 million. Inventory increased due mainly to the Consumer segment related to new product introductions, as well as the seasonal build of inventory in the third quarter to fulfill demand from planned promotional events in the fourth quarter. Accrued compensation and benefits decreased due to the annual payout of the prior year accrued bonus and profit sharing and due to lower employee incentive cost accruals as compared to the prior year. These factors more than offset drivers within working capital that increased cash, including a decrease in accounts and notes receivable of $36.2 million.

Cash Flows - Investing Activities

Investing activities in the first nine months of fiscal 2018 resulted in a net cash outflow of $42.5 million as compared to a net cash outflow of $99.0 million in the same period of the prior year. The largest contributor to the change in cash used in investing activities was the prior year repayment of loans against the cash surrender value of life insurance policies in the amount of $15.3 million. Additionally, prior year equity investments in noncontrolled entities resulted in a cash outlay of $13.3 million during the first nine months of fiscal 2017, which also drove a portion of the change in investing outflows from the prior year. Also, the company received cash proceeds from a company-owned life insurance policy in the amount of $8.1 million during the first nine months of fiscal 2018.

The company had cash outflows for the purchase of $51.0 million of capital assets in the first nine months of fiscal 2018 as compared to $70.5 million during the first nine months of the prior year. The decrease in capital expenditures as compared to the prior year was driven mainly by a reduction in expenditures related to manufacturing assets in West Michigan and a reduced expenditures in connection with Design Within Reach studio build outs. At the end of the third quarter of fiscal 2018, there were outstanding commitments for capital purchases of $29.6 million compared to $16.5 million at the corresponding date in the prior year. The company expects full-year capital purchases to be between $75 million and $85 million, which will be primarily related to investments in the company's facilities and equipment. This compares to full-year capital spending of $87.3 million in fiscal 2017.

Cash Flows - Financing Activities

Cash inflows from financing activities were $28.3 million for the first nine months of fiscal 2018 compared to cash outflows of $29.6 million during the same period of the prior year. Cash inflows from net borrowings on our revolving line of credit were $225.0 million during the nine-month period of fiscal 2018. In the third quarter of fiscal 2018, the company used borrowings on the revolver to repay its $150.0 million Series B Notes. By comparison, cash inflows from net borrowings were $12.6 million during the same period of fiscal 2017. Cash outflows for dividend payments were $31.7 million and $29.2 million for the nine month periods of fiscal 2018 and fiscal 2017, respectively. Cash paid for the repurchase of common stock was $30.1 million and $17.2 million in the first nine months of fiscal 2018 and 2017, respectively. Cash inflows for stock issuances related to employee benefit programs were $16.0 million and $7.6 million during the nine month periods of fiscal 2018 and fiscal 2017, respectively.

Certain minority shareholders in a subsidiary have the right, at certain times, to require the company to acquire a portion of their ownership interest in those entities at fair value. During the nine months ended March 3, 2018, the company purchased $1.0 million of minority ownership shares as compared to $1.5 million in the same period last year. It is possible that within the next three fiscal years the company could be required to acquire the balance of this ownership interest. The fair value of this redeemable noncontrolling interest as of March 3, 2018 was $24.3 million and is included within "Redeemable noncontrolling interests" on the Consolidated Balance Sheets.

Sources of Liquidity

In addition to cash flows from operating activities, the company has access to liquidity through credit facilities, cash and cash equivalents, and short-term investments. These sources have been summarized below. For additional information, refer to Note 12 to the condensed consolidated financial statements.

(In millions)	March 3, 2018	March 4, 2017
Cash and cash equivalents	$193.0	$78.4
Marketable securities	8.4	8.0
Availability under syndicated revolving line of credit	$166.8	$357.1

At the end of the third quarter of fiscal 2018, the company had cash and cash equivalents of $193.0 million, including $84.5 million of cash and cash equivalents held outside the United States. In addition, the company had marketable securities of $8.4 million held by one of its international subsidiaries.

The subsidiary holding the company's marketable securities is taxed as a United States taxpayer at the company's election. Consequently, for tax purposes, all United States tax impacts for this subsidiary have been recorded. Additionally, the company has $11.6 million of cash held outside of the United States for which United States taxes have been recorded. Historically, the company’s intent was to permanently reinvest the remainder of the cash outside the United States.  However, the Tax Cuts and Jobs Act (the “Act”), enacted on December 22, 2017, assesses a one-time tax on deferred foreign income upon transition to a participation exemption system of taxation. The company is considering the impact of the Act and the one-time transition tax on its foreign earnings which are invested in liquidable assets.  As a result, the company may repatriate certain balances during fiscal 2018 or subsequent periods and is assessing the amount of cash that will remain permanently reinvested.

The company believes cash on hand, cash generated from operations, and borrowing capacity will provide adequate liquidity to fund near term and foreseeable future business operations, capital needs, future dividends and share repurchases, subject to financing availability in the marketplace.

Contractual Obligations

Contractual obligations associated with ongoing business and financing activities will require cash payments in future periods. A table summarizing the amounts and estimated timing of these future cash payments as of June 3, 2017 was provided in the company's annual report on Form 10-K for the year ended June 3, 2017. Other than the change in debt noted below, there has been no material change in such obligations since that date.

On January 3, 2018, the company borrowed $225.0 million on its existing revolving line of credit. Of these proceeds, $150.0 million was used to repay its Series B senior notes, while the rest of the proceeds was used for general business purposes. As a result, the company's debt-related contractual obligations increased by $75.0 million since the issuance of Form 10-K for the year ended June 3, 2017.

The interest rates of the new borrowings were fixed through the use of interest rate swap agreements that have a start date of January 3, 2018 and a termination date of January 3, 2028. Of the borrowings on the revolving line of credit, $150.0 million has a fixed interest rate of 1.949 percent, plus applicable margin and $75.0 million has a fixed interest rate of 2.387 percent, plus applicable margin. The maturity date of the borrowings on the revolving line of credit is January 3, 2028.

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

Variable Interest Entities

On occasion, the company provides financial support to certain independent dealers in the form of term loans, lines of credit, and/or loan guarantees that may represent variable interests in such entities. As of March 3, 2018, the company was not considered to be the primary beneficiary of any such dealer relationships under FASB ASC Topic 810, Consolidation. Accordingly, the company is not required to consolidate the financial statements of any of these entities as of March 3, 2018.

Contingencies

See Note 11 to the condensed consolidated financial statements.

Critical Accounting Policies

The company strives to report financial results clearly and understandably. The company follows accounting principles generally accepted in the United States in preparing its consolidated financial statements, which require certain estimates and judgments that affect the financial position and results of operations for the company. The company continually reviews the accounting policies and financial information disclosures. A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the company's annual report on Form 10-K for the year ended June 3, 2017. During the first nine months of fiscal 2018, there were no material changes in the accounting policies and assumptions previously disclosed.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The information concerning quantitative and qualitative disclosures about market risk contained in the company’s Annual Report on Form 10-K for its fiscal year ended June 3, 2017 has not changed significantly, other than the disclosures related to Direct Material Costs below. The nature of market risks from interest rates and commodity prices has not changed materially during the first nine months of fiscal 2018.

Direct Material Costs

The company is exposed to risks arising from price changes for certain direct materials and assembly components used in its operations. The largest of such costs incurred by the company are for steel, plastics, textiles, wood particleboard, and aluminum components. Because of this potential exposure, the company is monitoring the potential impact of the recently announced U.S. tariffs on imported steel and aluminum, as these measures could have an adverse impact on the company’s cost of these commodities. As of the end of the fiscal periods ending March 3, 2018, the company is uncertain of the potential impact that these tariffs could have on its result of operations.

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

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the company's Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 3, 2018, and the company's Chief Executive Officer and Chief Financial officer have concluded that, as of that date, the company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarterly period ended March 3, 2018, that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

Part II - Other Information

Item 1: Legal Proceedings

Referred to in Note 11 of the condensed consolidated financial statements.

Item 1A: Risk Factors

Other than the risk factor disclosed below, there have been no material changes in the company's risk factors from those set forth in the company's Annual Report on Form 10-K for the year ended June 3, 2017.

Tariffs imposed by the U.S. government could have a material adverse effect on our results of operations.
The U.S. recently imposed tariffs of 25 percent on steel and 10 percent on aluminum imported from several countries where we conduct business. These tariffs and the possibility of trade conflicts stemming from the tariffs could negatively impact our business in the future. The tariffs on imports could also significantly impact the cost of domestic steel, a key commodity that we consume in producing our products, which would negatively impact our gross margin and our operating performance. Additionally, there is a risk that the U.S. tariffs on imports are met with tariffs on U.S. produced exports and that a broader trade conflict could ensue. This has the potential to significantly impact global trade and economic conditions in many of the regions where we do business.

Item 2:     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following is a summary of share repurchase activity during the quarter ended March 3, 2018.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (in millions)
12/3/17 - 12/30/17	25,494	$36.33	25,494	$90,317,595
12/31/17 - 1/27/18	61,939	$40.27	61,939	$87,823,265
1/28/18 - 3/3/18	249,416	$37.60	249,416	$78,444,810
Total	336,849		336,849

No repurchase plans expired or were terminated during the third quarter of fiscal 2018, nor do any plans exist under which the company does not intend to make further purchases. The Board has the authority to terminate any further repurchases.

During the period covered by this report, the company did not sell any of its equity securities that were not registered under the Securities Act of 1933.

Item 3: Defaults upon Senior Securities

None

Item 4: Mine Safety Disclosures

Not applicable

Item 5: Other Information

None
Item 6: Exhibits

The following exhibits (listed by number corresponding to the Exhibit table as Item 601 in Regulation S-K) are filed with this Report:

Exhibit Number	Document

10.1	Retirement Agreement dated February 5, 2018 between Herman Miller, Inc. and Brian C. Walker, Chief Executive Officer

10.2	Covenant Agreement dated February 5, 2018 between Herman Miller, Inc. and Brian C. Walker, Chief Executive Officer

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

HERMAN MILLER, INC.

April 11, 2018	/s/ Brian C. Walker
Brian C. Walker
Chief Executive Officer
(Duly Authorized Signatory for Registrant)

April 11, 2018	/s/ Jeffrey M. Stutz
Jeffrey M. Stutz
Chief Financial Officer
(Duly Authorized Signatory for Registrant)