Form 10-K
period 2018-06-02
MILLER HERMAN INC
filed 2018-07-31
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[__]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended June 2, 2018	Commission File No. 001-15141
Herman Miller, Inc.
(Exact name of registrant as specified in its charter)

Michigan	38-0837640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

855 East Main Avenue
PO Box 302
Zeeland, Michigan	49464-0302
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (616) 654 3000
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.20 Par Value (Title of Class)	Name of exchange on which registered NASDAQ Stock Market LLC

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
Yes [__] No [ X ]
The aggregate market value of the voting stock held by “nonaffiliates” of the registrant (for this purpose only, the affiliates of the registrant have been assumed to be the executive officers and directors of the registrant and their associates) as of December 2, 2017, was $2,040,363,044 (based on $34.55 per share which was the closing sale price as reported by NASDAQ).
The number of shares outstanding of the registrant's common stock, as of July 26, 2018: Common stock, $.20 par value - 59,694,316 shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on October 8, 2018, are incorporated into Part III of this report.

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

The company's ingenuity and design excellence create award-winning products and services, which have made us a leader in design and development of furniture, furniture systems, textiles and technology solutions. This leadership is exemplified by the innovative concepts introduced by the company in its modular systems (including Canvas Office Landscape®, Locale®, Public Office Landscape®, Layout Studio®, Action Office®, Ethospace®, Arras®, Overlay™ and Resolve®). The company also offers a broad array of seating (including Embody®, Aeron®, Mirra2™, Setu®, Sayl®, Verus®, Cosm™, Lino™, Verus®, Celle®, Equa®, Taper™ and Ergon® office chairs), storage (including Meridian® and Tu® products), wood casegoods (including Geiger® products), freestanding furniture products (including Abak™, Intent®, Sense™ and Envelop®), healthcare products (including Palisade™, Compass™, Nala®, Ava® and other Nemschoff® products), the Thrive portfolio of ergonomic solutions and the textiles of Maharam Fabric Corporation (Maharam). The Live OSSM system of cloud-connected furnishings, applications and dashboards provides a data analytics solution for the company's customers.

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

The company's products are marketed worldwide by its own sales staff, independent dealers and retailers, its owned dealer network, via its e-commerce website and through its owned Design Within Reach ("DWR") retail studios. Salespeople work with dealers, the architecture and design community, and directly with end-users. Independent dealerships concentrate on the sale of Herman Miller products and some complementary product lines of other manufacturers. It is estimated that approximately 78 percent of the company's sales in the fiscal year ended June 2, 2018, were made to or through independent dealers. The remaining sales were made directly to end-users, including federal, state and local governments and several business organizations by the company's own sales staff, its owned dealer network, its DWR retail studios or independent dealers and retailers.

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

Herman Miller, Inc. and Subsidiaries 3

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

Customer Base
The company estimates that no single dealer accounted for more than 4 percent of the company's net sales in the fiscal year ended June 2, 2018. The company estimates that the largest single end-user customer accounted for $109.8 million, $102.3 million and $95.7 million of the company's net sales in fiscal 2018, 2017, and 2016, respectively. This represents approximately 5 percent, 5 percent and 4 percent of the company's net sales in fiscal 2018, 2017 and 2016, respectively. The company's 10 largest customers in the aggregate accounted for approximately 19 percent, 18 percent, and 18 percent of net sales in fiscal 2018, 2017, and 2016, respectively.

Backlog of Unfilled Orders
As of June 2, 2018, the company's backlog of unfilled orders was $344.5 million. At June 3, 2017, the company's backlog totaled $322.6 million. It is expected that substantially all the orders forming the backlog at June 2, 2018, will be filled during the next fiscal year. Many orders received by the company are reflected in the backlog for only a short period while other orders specify delayed shipments and are carried in the backlog for up to one year. Accordingly, the amount of the backlog at any particular time does not necessarily indicate the level of net sales for a particular succeeding period.

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

4 2018 Annual Report

Research, Design and Development
The company believes it draws great competitive strength from its research, design and development programs. Accordingly, the company believes that its research and design activities are of significant importance. Through research, the company seeks to understand, define and clarify customer needs and problems they are trying to solve. The company designs innovative products and services that address customer needs and solve their problems. The company uses both internal and independent research resources and independent design resources. Exclusive of royalty payments, the company spent approximately $57.1 million, $58.6 million and $62.4 million on research and development activities in fiscal 2018, 2017 and 2016, respectively. Generally, royalties are paid to designers of the company's products as the products are sold and are included in the Design and Research line item within the Consolidated Statements of Comprehensive Income.

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

Human Resources
The company considers its employees to be another of its major competitive strengths. The company stresses individual employee participation and incentives, believing that this emphasis has helped attract and retain a competent and motivated workforce. The company's human resources group provides employee recruitment, education and development, as well as compensation planning and counseling. Additionally, there have been no work stoppages or labor disputes in the company's history. As of June 2, 2018, approximately 5 percent of the company's employees are covered by collective bargaining agreements, most of whom are employees of its Nemschoff and Herman Miller Holdings Limited subsidiaries.

As of June 2, 2018, the company had 7,681 employees, representing a 3 percent increase as compared with June 3, 2017. In addition to its employee workforce, the company uses temporary labor to meet uneven demand in its manufacturing operations.

Information about International Operations
The company's sales in international markets are made primarily to office/institutional customers. Foreign sales consist mostly of office furniture products such as Aeron®, Mirra®, Sayl®, Setu®, Layout Studio®, POSH Imagine Desking System®, Ratio®, other seating and storage products and ergonomic accessories Colebrook, Bosson and Saunders. The company conducts business in the following major international markets: Canada, Europe, the Middle East, Africa, Latin America, and the Asia/Pacific region.

The company's products currently sold in international markets are manufactured by wholly owned subsidiaries in the United States, the United Kingdom, China, Brazil and India. Sales are made through wholly owned subsidiaries or branches in Canada, France, Germany, Italy, Japan, Korea, Mexico, Australia, Singapore, China (including Hong Kong), India, Brazil and the Netherlands. The company's products are offered in Europe, the Middle East, Africa, Latin America and the Asia/Pacific region through dealers.

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

Available Information
The company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are made available free of charge through the “Investors” section of the company's internet website at www.hermanmiller.com, as soon as practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC). The company's filings with the SEC are also available for the public to read via the SEC's internet website at www.sec.gov. You may read and copy any materials we file with the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Herman Miller, Inc. and Subsidiaries 5

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

To that end, we intend to grow in certain targeted ways. First, we intend to scale the Consumer business by continuing to transform the DWR retail studio footprint, which will be complemented by a continued focus on improving margins through the development of exclusive product designs and leveraging additional sales in our contract, catalog and digital channels. Second, we intend to elevate our research-based Living Office framework to the next level by accelerating its evolution, through adding new products and technology solutions, as well as performing research that quantifies the positive impact to organizations from applying these concepts. Third, we intend to leverage the dealer eco-system through a focused selling effort with enhanced digital platforms that will make it easier for our contract customers and dealer partners to find, specify and order products from any brand within the company. Fourth, we intend to implement a range of initiatives aimed at optimizing profitability. These include implementing targeted cost reductions as well as actions aimed at optimizing product pricing and promotions, product and component sourcing, logistics, and distribution. Finally, we intend to continue to deliver innovation. With the alignment of creative direction and new product commercialization under common leadership, we will further reduce our time to market and ensure design and development at Herman Miller responds to our customers most critical needs through a robust pipeline of new products and solutions.

While we have confidence that our strategic plan reflects opportunities that are appropriate and achievable and that we have anticipated and will manage the associated risks, there is the possibility that the strategy may not deliver the projected results due to inadequate execution, incorrect assumptions, sub-optimal resource allocation, or changing customer requirements.

To meet these goals, we believe we will be required to continually invest in the research, design, and development of new products and services, and there is no assurance that such investments will have commercially successful results.

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
Earlier this year, the U.S. recently announced tariffs of 25 percent on steel and 10 percent on aluminum imported from several countries where we conduct business. These tariffs were met with countering tariffs from trade partners of the U.S. as well as increased, broader tariffs to be levied by the U.S. on targeted countries, including China. These tariffs and the possibility of broader trade conflicts stemming from the tariffs could negatively impact our business in the future. The tariffs on imports have significantly impacted the cost of domestic U.S. steel in recent months, a key commodity that we consume in producing our products, which will negatively impact our future gross margin and our operating performance if U.S. costs do not stabilize. Additionally, there is a risk that the U.S. tariffs on imports and the countering tariffs on U.S. produced exports will trigger a broader global trade conflict. This has the potential to significantly impact global trade and economic conditions in many of the regions where we do business.

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

6 2018 Annual Report

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
We have significant manufacturing and sales operations in the United Kingdom, which represents our largest marketplace outside the United States. We also have manufacturing operations in China, India and Brazil. Additionally, our products are sold internationally through wholly-owned subsidiaries or branches in various countries including Canada, Mexico, Brazil, France, Germany, Italy, Netherlands, Japan, Australia, Singapore, China, Hong Kong and India. In certain other regions of the world, our products are offered primarily through independent dealerships.

Doing business internationally exposes us to certain risks, many of which are beyond our control and could potentially impact our ability to design, develop, manufacture, or sell products in certain countries. These factors could include, but would not necessarily be limited to:

•	Political, social, and economic conditions

•	Global trade conflicts and trade policies

•	Legal and regulatory requirements

•	Labor and employment practices

•	Cultural practices and norms

•	Natural disasters

•	Security and health concerns

•	Protection of intellectual property

•	Changes in foreign currency exchange rates

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

Herman Miller, Inc. and Subsidiaries 7

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
The costs of certain manufacturing materials used in our operations are sensitive to shifts in commodity market prices, include the impact of the U.S. and retaliatory tariffs previously noted. In particular, the costs of steel, plastic, aluminum components, and particleboard are sensitive to the market prices of commodities such as raw steel, aluminum, crude oil, lumber, and resins. Increases in the market prices of these commodities, such as what we experienced throughout fiscal 2018 for steel, may have an adverse impact on our profitability if we are unable to offset them with strategic sourcing, continuous improvement initiatives or increased prices to our customers.

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

8 2018 Annual Report

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
Approximately 53 percent of the sales within our Consumer segment are transacted within our DWR retail studios. Additionally, we believe our retail studios have a direct influence on the volume of business transacted through other channels, including our consumer e-commerce and direct-mail catalog platforms, as many customers utilize these physical spaces to view and experience products prior to placing an order online or through the catalog call center. Our ability to open additional studios or close existing studios successfully will depend upon a number of factors beyond our control, including:

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

Herman Miller, Inc. and Subsidiaries 9

Our business could be adversely impacted if we do not successfully manage the transition associated with the retirement of our Chief Executive Officer and the appointment of a new Chief Executive Officer.

On February 5, 2018, we announced that Brian C. Walker plans to retire as President and Chief Executive Officer of the Company by August 31, 2018. Our Board of Directors has initiated a search for his successor and expects that search to be completed relatively soon. Such leadership transitions can be difficult to manage and could present challenges associated with our relationships with our dealers, suppliers and employees.

Item 1B Unresolved Staff Comments

None

10 2018 Annual Report

Item 2 Properties

The company owns or leases facilities located throughout the United States and several foreign countries. The location, square footage and use of the most significant facilities at June 2, 2018 were as follows:

Owned Locations	Square Footage	Use
Zeeland, Michigan	750,800	Manufacturing, Warehouse, Office
Spring Lake, Michigan	582,700	Manufacturing, Warehouse, Office
Holland, Michigan	357,400	Warehouse
Holland, Michigan	293,100	Manufacturing, Office
Holland, Michigan	238,200	Office, Design
Dongguan, China*	431,600	Manufacturing, Office
Sheboygan, Wisconsin	207,700	Manufacturing, Warehouse, Office
Melksham, United Kingdom	170,000	Manufacturing, Warehouse, Office
Hildebran, North Carolina	93,000	Manufacturing, Office

Leased Locations	Square Footage	Use
Hebron, Kentucky	423,700	Warehouse
Dongguan, China*	422,600	Manufacturing, Office
Atlanta, Georgia	180,200	Manufacturing, Warehouse, Office
Bangalore, India	104,800	Manufacturing, Warehouse
Ningbo, China*	185,100	Manufacturing, Warehouse, Office
Yaphank, New York	92,000	Warehouse, Office
New York City, New York	59,000	Office, Retail
Hong Kong, China	54,400	Warehouse
Brooklyn, New York	39,400	Warehouse, Retail
Stamford, Connecticut	35,300	Office, Retail

As of June 2, 2018, the company leased 32 DWR retail studios, including the Herman Miller Flagship store in New York that totaled approximately 360,000 square feet of selling space. The company also maintains administrative and sales offices and showrooms in various other locations throughout North America, Europe, Asia/Pacific and Latin America. The company considers its existing facilities to be in good condition and adequate for its design, production, distribution, and selling requirements.

* On March 14, 2018, the company announced a facilities consolidation plan related to its China Manufacturing facilities. Plans are underway to close and consolidate the owned Dongguan and leased Ningbo facilities into a new leased facility in Dongguan. The company expects the facilities consolidation to be completed by the first quarter of fiscal 2020.

Herman Miller, Inc. and Subsidiaries 11

Item 3 Legal Proceedings

The company is involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the company’s consolidated operations, cash flows and financial condition.

Additional Item: Executive Officers of the Registrant

Certain information relating to Executive Officers of the company as of June 2, 2018 is as follows:

Name	Age	Year Elected an Executive Officer	Position with the Company
Brian C. Walker	56	1996	President and Chief Executive Officer
Andrew J. Lock	64	2003	President, Herman Miller International
Gregory J. Bylsma	53	2009	President, North America Contract
Steven C. Gane	63	2009	President, Specialty Brands
Jeffrey M. Stutz	47	2009	Executive Vice President, Chief Financial Officer
B. Ben Watson	53	2010	Chief Creative Officer
H. Timothy Lopez	47	2014	Senior Vice President of Legal Services, General Counsel and Secretary
John McPhee	55	2015	President, Herman Miller Consumer
John Edelman	51	2015	Chief Executive Officer, Herman Miller Consumer
Kevin Veltman	43	2015	Vice President, Investor Relations & Treasurer
Jeremy Hocking	57	2017	Executive Vice President, Strategy and Business Development

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

12 2018 Annual Report

PART II

Item 5 Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Share Price, Earnings, and Dividends Summary
Herman Miller, Inc. common stock is traded on the NASDAQ-Global Select Market System (Symbol: MLHR). As of July 26, 2018, there were approximately 19,500 record holders, including individual participants in security position listings, of the company's common stock.

The high and low market prices of the company's common stock, dividends and diluted earnings per share for each quarterly period during the past two years were as follows:

Per Share and Unaudited	Market Price High (at close)	Market Price Low (at close)	Market Price Close	Earnings Per Share- Diluted	Dividends Declared Per Share
Year ended June 2, 2018:
First quarter	$35.30	$29.25	$34.00	$0.55	$0.1800
Second quarter	37.00	32.05	34.55	0.55	0.1800
Third quarter	41.84	33.65	36.75	0.49	0.1800
Fourth quarter	39.20	29.95	32.85	0.53	0.1800
Year	$41.84	$29.25	$32.85	$2.12	$0.7200
Year ended June 3, 2017:
First quarter	$36.46	$27.87	$35.94	$0.60	$0.1700
Second quarter	36.14	26.99	32.65	0.53	0.1700
Third quarter	36.45	29.75	30.45	0.37	0.1700
Fourth quarter	34.05	28.55	32.70	0.55	0.1700
Year	$36.46	$26.99	$32.70	$2.05	$0.6800

Dividends were declared and paid quarterly during fiscal 2018 and 2017 as approved by the Board of Directors.

On July 2, 2018, the company's board of directors approved an increase in the quarterly dividend to $0.1975 per share. This payment will be made on October 15, 2018 to shareholders of record at the close of business on September 1, 2018. While it is anticipated that the company will continue to pay quarterly cash dividends, the amount and timing of such dividends is subject to the discretion of the Board depending on the company's future results of operations, financial condition, capital requirements and other relevant factors.

Issuer Purchases of Equity Securities
The following is a summary of share repurchase activity during the company's fourth fiscal quarter ended June 2, 2018:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share or Unit	Total Number of Share (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares(or Units) that May Yet be Purchased Under the Plans or Programs (1)
3/4/18 - 3/31/18	65,767	32.24	65,767	$76,324,290
4/1/18 - 4/28/18	301,500	32.10	301,500	$66,647,521
4/29/18 - 6/2/18	143,566	31.75	143,566	$62,088,967
Total	510,833		510,833
(1) Amounts are as of the end of the period indicated

The company has a share repurchase plan authorized by the Board of Directors on September 28, 2007, which provided share repurchase authorization of $300.0 million with no specified expiration date. The company may purchase up to an additional $62.1 million of shares under its existing common stock repurchase program.

No repurchase plans expired or were terminated during the fourth quarter of fiscal 2018. During the period covered by this report, the company did not sell any shares of common stock that were not registered under the Securities Act of 1933.

Herman Miller, Inc. and Subsidiaries 13

Stockholder Return Performance Graph
Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on the company's common stock with that of the cumulative total return of the Standard & Poor's 500 Stock Index and the NASD Non-Financial Index for the five-year period ended June 2, 2018. The graph assumes an investment of $100 on June 2, 2013 in the company's common stock, the Standard & Poor's 500 Stock Index and the NASD Non-Financial Index, with dividends reinvested.

	2013	2014	2015	2016	2017	2018
Herman Miller, Inc.	$100	$113	$102	$119	$125	$129
S&P 500 Index	$100	$118	$129	$129	$150	$168
NASD Non-Financial	$100	$124	$150	$148	$192	$228

Information required by this item is also contained in Item 12 of this report.

14 2018 Annual Report

Item 6 Selected Financial Data

Review of Operations
(In millions, except key ratios and per share data)	2018	2017	2016	2015	2014
Operating Results
Net sales	$2,381.2	$2,278.2	$2,264.9	$2,142.2	$1,882.0
Gross margin	873.0	864.2	874.2	791.4	631.0
Selling, general, and administrative (8)	622.4	600.3	585.6	556.6	590.8
Design and research	73.1	73.1	77.1	71.4	65.9
Operating earnings (loss)	177.5	190.8	211.5	163.4	(25.7)
Earnings (loss) before income taxes	168.1	177.6	196.6	145.2	(43.4)
Net earnings (loss)	128.7	124.1	137.5	98.1	(22.1)
Cash flow from operating activities	166.5	202.1	210.4	167.7	90.1
Cash flow used in investing activities	(62.7)	(116.3)	(80.8)	(213.6)	(48.2)
Cash flow (used in) provided by financing activities	2.5	(74.6)	(106.5)	6.8	(22.4)
Depreciation and amortization	66.9	58.9	53.0	49.8	42.4
Capital expenditures	70.6	87.3	85.1	63.6	40.8
Common stock repurchased plus cash dividends paid	88.9	63.2	49.0	37.0	43.0

Key Ratios
Sales growth	4.5%	0.6%	5.7%	13.8%	6.0%
Gross margin (1)	36.7	37.9	38.6	36.9	33.5
Selling, general, and administrative (1) (8)	26.1	26.3	25.9	26.0	31.4
Design and research (1)	3.1	3.2	3.4	3.3	3.5
Operating earnings (1)	7.5	8.4	9.3	7.6	(1.4)
Net earnings growth (decline)	3.7	(9.7)	40.2	543.9	(132.4)
After-tax return on net sales (4)	5.4	5.4	6.1	4.6	(1.2)
After-tax return on average assets (5)	9.2	9.8	11.3	9.0	(2.3)
After-tax return on average equity (6)	20.5%	22.3%	29.1%	25.0%	(6.5)%

Share and Per Share Data
Earnings (loss) per share-diluted	$2.12	$2.05	$2.26	$1.62	$(0.37)
Cash dividends declared per share	0.72	0.68	0.59	0.56	0.53
Book value per share at year end (9)	11.22	9.82	8.76	7.04	6.14
Market price per share at year end	32.85	32.70	31.64	27.70	31.27
Weighted average shares outstanding-diluted	60.3	60.6	60.5	60.1	59.0

Financial Condition
Total assets	$1,479.5	$1,306.3	$1,235.2	$1,192.7	$995.6
Working capital (3)	231.6	106.2	90.5	110.1	83.2
Current ratio (2)	1.6	1.3	1.2	1.3	1.2
Interest-bearing debt and related swap agreements (10)	265.1	197.8	221.9	290.0	250.0
Stockholders' equity	664.8	587.7	524.7	420.3	364.3
Total capital (7)	929.9	785.5	746.6	710.3	614.3
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
(10) Amounts shown include the fair market value of the company’s interest rate swap arrangement(s). The net fair value of this/these arrangement(s) was/were $(9.9) million at June 3, 2018, $(2.1) million at June 3, 2017, $1.2 million at May 29, 2010, $2.4 million at May 30, 2009, and $0.5 million at May 31, 2008.

Herman Miller, Inc. and Subsidiaries 15

Review of Operations
(In millions, except key ratios and per share data)	2013	2012	2011	2010	2009	2008
Operating Results
Net sales	$1,774.9	$1,724.1	$1,649.2	$1,318.8	$1,630.0	$2,012.1
Gross margin	605.2	590.6	538.1	428.5	527.7	698.7
Selling, general, and administrative (8)	430.4	400.3	369.0	334.4	359.2	400.9
Design and research	59.9	52.7	45.8	40.5	45.7	51.2
Operating earnings	114.9	137.6	123.3	53.6	122.8	246.6
Earnings before income taxes	97.2	119.5	102.5	34.8	98.9	230.4
Net earnings	68.2	75.2	70.8	28.3	68.0	152.3
Cash flow from operating activities	136.5	90.1	89.0	98.7	91.7	213.6
Cash flow used in investing activities	(209.7)	(58.4)	(31.4)	(77.6)	(29.5)	(51.0)
Cash flow used in financing activities	(16.0)	(1.6)	(50.2)	(78.9)	(16.5)	(86.5)
Depreciation and amortization	37.5	37.2	39.1	42.6	41.7	43.2
Capital expenditures	50.2	28.5	30.5	22.3	25.3	40.5
Common stock repurchased plus cash dividends paid	22.7	7.9	6.0	5.7	19.5	287.9

Key Ratios
Sales growth (decline)	2.9%	4.5%	25.1%	(19.1)%	(19.0)%	4.9%
Gross margin (1)	34.1	34.3	32.6	32.5	32.4	34.7
Selling, general, and administrative (1) (8)	24.3	23.2	22.4	25.4	22.0	19.9
Design and research (1)	3.4	3.1	2.8	3.1	2.8	2.5
Operating earnings (1)	6.5	8.0	7.5	4.1	7.5	12.3
Net earnings growth (decline)	(9.3)	6.2	150.2	(58.4)	(55.4)	18.0
After-tax return on net sales (4)	3.8	4.4	4.3	2.1	4.2	7.6
After-tax return on average assets (5)	7.6	9	8.9	3.7	8.7	20.9
After-tax return on average equity (6)	24.7%	34.4%	52.5%	78.1%	860.8%	186.4%

Share and Per Share Data
Earnings per share-diluted	$1.16	$1.29	$1.06	$0.43	$1.25	$2.56
Cash dividends declared per share	0.43	0.09	0.09	0.09	0.29	0.35
Book value per share at year end (9)	5.31	4.13	3.42	1.27	—	0.28
Market price per share at year end	28.11	17.87	24.56	19.23	14.23	24.80
Weighted average shares outstanding-diluted	58.8	58.5	57.7	57.5	54.5	59.6

Financial Condition
Total assets	$951.2	$843.8	$819.1	$775.3	$772.0	$787.9
Working capital (3)	96.8	189.1	193.4	69.2	155.2	170.2
Current ratio (2)	1.3	1.7	1.7	1.2	1.5	1.5
Interest-bearing debt and related swap agreement (10)	250.0	250.0	250.0	301.2	377.4	375.5
Stockholders' equity	311.7	240.5	197.2	72.3	0.2	15.6
Total capital (7)	561.7	490.5	447.2	373.5	377.6	391.1

16 2018 Annual Report

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

Herman Miller's products are sold internationally through wholly-owned subsidiaries or branches in various countries including the United Kingdom, Canada, France, Germany, Italy, Japan, Korea, Mexico, Australia, Singapore, China, Hong Kong, India, Brazil and the Netherlands. The company's products are offered elsewhere in the world primarily through independent dealerships or joint ventures with customers in over 100 countries.

The company is globally positioned in terms of manufacturing operations. In the United States, manufacturing operations are located in Michigan, Georgia, Wisconsin and North Carolina. In Europe, its manufacturing presence is located in the United Kingdom. Manufacturing operations globally also include facilities located in China, Brazil and India. The company manufactures products using a system of lean manufacturing techniques collectively referred to as the Herman Miller Performance System (HMPS). Herman Miller strives to maintain efficiencies and cost savings by minimizing the amount of inventory on hand. Accordingly, production is order-driven with direct materials and components purchased as needed to meet demand. The standard manufacturing lead time for the majority of our products is 10 to 20 days. These factors result in a high rate of inventory turns related to our manufactured inventories.

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

A key element of the company's growth strategy is to scale the Consumer business through the company's subsidiary, Design Within Reach (DWR). The Consumer business provides a channel to bring Herman Miller's iconic and design-centric products to retail customers along with other proprietary and third party products with a focus on design. The company continues to transform the DWR retail studio footprint, which will be complemented by a continued focus on improving margins through the development of exclusive product designs and leveraging additional sales in DWR's contract, catalog and digital channels.

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

Herman Miller, Inc. and Subsidiaries 17

The company also reports a corporate category consisting primarily of unallocated corporate expenses including acquisition-related costs and other unallocated corporate costs.

Core Strengths
The company relies on the following core strengths in delivering solutions to customers:

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

•
Multi-Channel Reach - The company has built a multi-channel distribution capability that it considers unique. Through contract furniture dealers, direct customer sales, retail studios, e-Commerce, catalogs and independent retailers, the company serves contract and residential customers across a range of channels and geographies.

Channels of Distribution
The company's products and services are offered to most of its customers under standard trade credit terms between 30 and 45 days and are sold through the following distribution channels:

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

•
DWR Retail Studios - At the end of fiscal 2018, the Consumer business unit included 32 retail studios (including 31 operating under the DWR brand and a Herman Miller Flagship store in New York City). This business also operates two outlet studios. The retail studios are located in metropolitan areas throughout North America. Revenue on sales from these studios is recognized upon shipment and transfer to the customer of both title and risk of loss.

•
E-Commerce - The company sells products through its online stores, in which products are available for sale via the company's website, hermanmiller.com, global e-commerce platforms, as well as through the DWR online store, dwr.com. These sites complement our existing methods of distribution and extend the company's brand to new customers. The company recognizes revenue on these sales upon shipment and transfer to the customer of both title and risk of loss.

18 2018 Annual Report

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

Challenges Ahead
Like all businesses, the company is faced with a host of challenges and risks. The company believes its core strengths and values, which provide the foundation for its strategic direction, have well prepared the company to respond to the inevitable challenges it will face in the future. While the company is confident in its direction, it acknowledges the risks specific to the business and industry. Refer to Item 1A for discussion of certain of these risk factors and Item 7A for disclosures of market risk. In particular, the company has recently experienced the negative impact of higher steel costs and increased pressures from competitive price discounting, particularly in the North America and ELA markets.

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

Scaling Consumer - The company has an ambition to expand the connection of its powerful brand more directly with the consumers of its products. The transformation of the Design Within Reach retail studio footprint will continue to add incremental selling space from a combination of new and repositioned studios. Studio expansions will be complemented by a continued focus on improving margins and profitability through the development of exclusive product designs and leveraging additional sales in our contract, catalog and digital channels.

Realizing the Living Office - In fiscal 2014, the company introduced Living Office, a research-based framework for designing high-performing workplaces that deliver an elevated experience of work for people and help organizations achieve their strategic goals. The company is now focusing on taking the framework to the next level by accelerating the evolution of Living Office with new products and technology solutions, along with research that quantifies the positive impact to organizations from applying these concepts.

Delivering Innovation - Product innovation has been a traditional strength at Herman Miller, and the company is determined to keep this dimension of its business as a competitive edge. With creative direction and new product commercialization under common leadership, the company is focused on reducing its time to market and meeting our customers' most critical needs through a robust pipeline of new products and solutions.

Leveraging the “Dealer Eco-System” - The company recognizes that the preferences and needs of its customers are evolving in favor of a greater mix of collaborative furnishings. The company intends to leverage the strength of its broad product offer in addressing this shifting market need. To this end, the company has dedicated resources under the Herman Miller Elements umbrella to best position the Herman Miller Collection, Maharam, Geiger, Design Within Reach and Naughtone brands for further growth in this space. The company complements this focused selling effort with enhanced digital platforms designed to make it easier for its contract customers and dealer partners to find, specify and order products from any brand within the Herman Miller Group.

Driving Profit Optimization - A three-year cost savings initiative that was announced in fiscal 2017 is aimed at achieving between $25 million and $35 million in gross annual cost reductions by fiscal 2020. While these efforts will help offset potential wage and material inflation and help fund growth initiatives, the targeted cost reductions will also play a key role in achieving our goal to increase operating margins. In 2018, two additional profit optimization phases were initiated in partnership with a third party consulting firm. The first phase is a Consumer-focused initiative targeting $15 million to $20 million of gross annual profit improvement that began producing benefits in the fourth quarter of fiscal 2018 and aims to achieve its run-rate savings target by the end of fiscal 2019. The second phase, focusing on the company's North American Furniture Solutions segment, is in the early planning phases with initial opportunity estimates of $20 million to $40 million that will be further defined over the upcoming fiscal year.

The company believes its strategy continues to respond well to current and future realities in its markets. As the company has expanded addressable market over the past five years, these initiatives will help leverage its unique multi-channel capabilities to deliver its leading designs and innovations to new audiences virtually anywhere in the world.

Herman Miller, Inc. and Subsidiaries 19

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

Looking forward, BIFMA believes that the general economic outlook for the company's industry in the United States is expected to be positive. BIFMA issued its most recent report in April 2018, which forecasts that the growth rate of office furniture sales will be 1.9 percent and 3.6 percent in calendar 2018 and 2019, respectively. This forecast of growth is based primarily on GDP growth, industrial production, business fixed investments and a favorable tax and regulatory environment in the U.S., tempered by the current global economic uncertainty.

20 2018 Annual Report

Discussion of Business Conditions

Fiscal 2018 and fiscal 2017 contain 52 and 53 weeks, respectively. The additional week is required periodically to more closely align the company's fiscal year with the calendar months. This additional week of operations increased fiscal 2017 net sales by approximately $37 million. This is a factor that should be considered when comparing the company's financial results to the prior year.

Net sales increased in 2018 to $2,381.2 million, an increase of 4.5 percent from the prior fiscal year. On an organic basis, which adjusts for dealer divestitures, changes in foreign currency translation rates, a change in shipping terms at DWR and the impact of the extra week, net sales increased by 6.5 percent(1) compared to last fiscal year. Each of our segments generated year-over-year net sales growth through a general increase in demand when compared to the prior year. This growth was led by the ELA segment behind strong order generation in the EMEA and Latin America regions as well as the Consumer segment, with growth in net sales driven by the recent work to transform the DWR retail studio footprint as well as other growth initiatives at DWR.

While relatively high commodity costs and a competitive pricing environment pressured gross margins compared to last year, operating expenses were controlled during the year, helping to deliver diluted earnings per share of $2.12 and adjusted diluted earnings per share of $2.30(1), which represents growth of 3 percent and 6 percent, respectively, when compared to prior year diluted earnings per share of $2.05 and adjusted diluted earnings per share of $2.16(1). Operating cash flow generation of $166.5 million for the year enabled the company to invest $70.6 million in property, plant and equipment; repurchase $46.5 million of company shares; and, subsequent to the end of the fiscal year, announce both a 10 percent increase in the quarterly dividend to $0.1975 per share - the highest quarterly rate in Herman Miller's history - as well as investments in Maars Living Walls and HAY.

Following a relatively flat year for sales growth in fiscal 2017, the North America segment saw order generation improve during fiscal 2018 and generated sales growth of 0.6 percent during the year and 4.2 percent growth on an organic basis(1). While the prior year results were tempered by an uncertain political environment in the United States, the current year results reflect improved confidence in the U.S. economy and a generally positive response to the 2018 U.S. corporate income tax reform. Additionally, the North America segment continues to realize the benefits of the Living Office framework and the recent improvements within the company's new product development process and focus on an enhanced product offering. The North America segment saw a $10 million decrease in operating earnings during the year due to increased discounting and pricing pressures in the market; increased commodity costs and incremental out-sourcing costs earlier in the year due to capacity constraints in certain product lines. The $166.3 million of operating earnings generated during the year represented 12.9 percent of net sales for fiscal 2018.

The ELA segment recorded a 12.7 percent increase in net sales during the year, 11.3 percent(1) after adjusting for the impact of changes in foreign currency and the extra week of operations in the prior fiscal year. The growth in net sales reflects a significant increase in order generation during the current year with order growth of 17.2 percent or 16.9 percent(1) on an organic basis. The ELA segment saw broad-based growth across much of its business, with the EMEA and Latin America regions leading the way. This reflects an improved economic outlook in key regional markets such as Mexico and Brazil as well as growth across mainland Europe helping to offset the continued uncertainty around the United Kingdom's Brexit within the EMEA region. The ELA segment posted a $0.4 million decline in operating earnings relative to the prior year. However, after adjusting for the impact of restructuring and other special charges recognized in the current fiscal year, adjusted operating earnings improved by 14 percent(1) behind the significant orders and net sales growth during the year.

Sales for the Specialty segment were 2.5 percent higher than prior year, as reported, and were 3.9 percent higher on an organic basis(1), adjusting primarily for the impact of the extra week in the fiscal 2017 results. The growth in the Specialty businesses was led by the Geiger and Herman Miller Collection components which saw net sales growth of 13 percent and 12 percent, respectively, as reported during the year. This growth was partially offset by lighter sales performance at Nemschoff and Maharam. While operating earnings for the segment increased by 10 percent during the year, adjusted operating earnings decreased by 45 percent(1) during the year primarily due to challenges faced by Nemschoff in fiscal 2018 from lower volume, unfavorable product mix, a supplier disruption earlier in the year and increased warranty costs. Specialty did see strong profitability from other components of the segment during the current year, and these leading design brands continued to provide a strong connection with the architect and design community and help the company to meet its customers' needs for both traditional workspaces and collaborative areas.

The company's Consumer segment generated net sales growth of 12.2 percent on an as reported and on an organic basis(1). DWR delivered four quarters of comparable brand(2) growth during the year. Operating earnings and adjusted operating earnings increased by 190 percent and 157 percent(1), respectively, behind the strong net sales growth. The studio real estate expansion and investments to support long-term growth in the Consumer business generated top-line growth, as well as improved profitability. During the fourth quarter, the Consumer segment also began realizing the initial benefits from the profit optimization efforts that began earlier in the year. Additionally, growth this year from studios, eCommerce, catalog and contract channels highlighted management's focus to improve the segment's performance across all channels.

(1) Non-GAAP measurements; see accompanying reconciliations and explanations.

Herman Miller, Inc. and Subsidiaries 21

(2) DWR comparable brand sales reflects the year-over-year change in net sales across the multiple channels that DWR serves, including studios, outlets, contract, catalog, phone and e-commerce. Comparable brand growth in fiscal 2017 was presented on a pro forma basis using a 52-week average to normalize results for the impact of an extra week of operations in the first quarter of fiscal 2017.

Reconciliation of Non-GAAP Financial Measures

This report contains references to Adjusted diluted earnings per share ("EPS"), Organic net sales and Adjusted operating earnings, all of which are non-GAAP financial measures (referred to collectively as the "Adjusted financial measures"). Adjusted diluted EPS and Adjusted operating earnings are calculated by excluding from Earnings per share - diluted and Operating earnings, items that we believe are not indicative of our ongoing operating performance, such as non-recurring gains; expenses associated with restructuring actions taken to adjust our cost structure to the current business climate; other special charges not indicative of ongoing performance such as costs associated with the CEO transition plan announced in fiscal 2018; and non-cash impairment expenses. Organic net sales represents the change in sales excluding currency translation effects, the divestiture of owned dealers, the impact of the change in DWR shipping terms in fiscal 2018 and the impact of an extra week of operations in fiscal 2017 as compared to fiscal 2018. These adjustments are made to provide enhanced comparability of the company's current results with historical results.

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

The following table reconciles Net sales to Organic net sales by segment for the fiscal years ended:

	June 2, 2018					June 3, 2017
	North America	ELA	Specialty	Consumer	Total	North America	ELA	Specialty	Consumer	Total
Net Sales, as reported	$1,284.4	$434.5	$305.4	$356.9	$2,381.2	$1,276.6	$385.5	$298.0	$318.1	$2,278.2
% change from PY	0.6%	12.7%	2.5%	12.2%	4.5%

Proforma Adjustments
Dealer Divestitures	—	—	—	—	—	(25.8)	—	—	—	(25.8)
Currency Translation Effects (1)	(3.9)	(12.6)	(0.1)	(0.2)	(16.8)	—	—	—	—	—
Impact of Extra Week in FY17	—	—	—	—	—	(21.7)	(6.3)	(4.3)	(4.7)	(37.0)
Impact of Change in DWR Shipping Terms	—	—	—	(5.0)	(5.0)	—	—	—	—	—
Organic net sales	$1,280.5	$421.9	$305.3	$351.7	$2,359.4	$1,229.1	$379.2	$293.7	$313.4	$2,215.4
% change from PY	4.2%	11.3%	3.9%	12.2%	6.5%

	June 3, 2017					May 28, 2016
	North America	ELA	Specialty	Consumer	Total	North America	ELA	Specialty	Consumer	Total
Net Sales, as reported	$1,276.6	$385.5	$298.0	$318.1	$2,278.2	$1,269.4	$412.6	$294.2	$288.7	$2,264.9
% change from PY	0.6%	(6.6)%	1.3%	10.2%	0.6%

Adjustments
Dealer Divestitures	—	—	—	—	—	(8.8)	(30.8)	—	—	(39.6)
Currency Translation Effects (1)	0.7	13.9	—	—	14.6	—	—	—	—	—
Impact of Extra Week in FY17	(21.7)	(6.3)	(4.3)	(4.7)	(37.0)	—	—	—	—	—
Organic net sales	$1,255.6	$393.1	$293.7	$313.4	$2,255.8	$1,260.6	$381.8	$294.2	$288.7	$2,225.3
% change from PY	(0.4)%	3.0%	(0.2)%	8.6%	1.4%

(1) Currency translation effects represent the estimated net impact of translating current period sales and orders using the average exchange rates applicable to the comparable prior year period

22 2018 Annual Report

The following table reconciles Operating earnings to Adjusted operating earnings by segment for the fiscal years ended:

	June 2, 2018						June 3, 2017
	North America	ELA	Specialty	Consumer	Corporate	Total	North America	ELA	Specialty	Consumer	Corporate	Total
Operating Earnings (Loss)	$166.3	$35.5	$8.9	$13.9	$(47.1)	$177.5	$176.0	$35.9	$8.1	$4.8	$(34.0)	$190.8
% Net Sales	12.9%	8.2%	2.9%	3.9%	n/a	7.5%	13.8%	9.3%	2.7%	1.5%	n/a	8.4%

Add: Special charges	—	2.5	—	—	11.3	13.8	—	—	—	—	—	—
Add: Impairment charges	—	—	—	—	—	—	—	—	7.1	—	—	7.1
Less: Gain on sale of dealer	—	—	—	—	—	—	(0.7)	—	—	—	—	(0.7)
Add: Restructuring expenses	1.8	3.9	—	—	—	5.7	2.9	1.0	0.9	0.6	—	5.4
Adjusted Operating Earnings (Loss)	$168.1	$41.9	$8.9	$13.9	$(35.8)	$197.0	$178.2	$36.9	$16.1	$5.4	$(34.0)	$202.6

The following table reconciles EPS to Adjusted EPS for the years indicated:

	June 2, 2018	June 3, 2017
Earnings per Share - Diluted	$2.12	$2.05

Add: Other special charges	0.16	—
Add: Impairment charges	—	0.07
Less: Gain on sale of dealer	—	(0.02)
Add: Restructuring expenses	0.07	0.06
Less: One-time impact of adopting U.S. Tax Cuts and Jobs Act	(0.05)	—
Adjusted Earnings per Share - Diluted	$2.30	$2.16

Weighted Average Shares Outstanding (used for Calculating Adjusted Earnings per Share) – Diluted	60,311,305	60,554,589

Herman Miller, Inc. and Subsidiaries 23

Financial Results

The following is a comparison of our annual results of operations and year-over-year percentage changes for the periods indicated:

(Dollars In millions)	Fiscal 2018	% Change from 2017	Fiscal 2017	% Change from 2016	Fiscal 2016
	52 weeks		53 weeks		52 weeks
Net sales	$2,381.2	4.5%	$2,278.2	0.6%	$2,264.9
Cost of sales	1,508.2	6.7%	1,414.0	1.7%	1,390.7
Gross margin	873.0	1.0%	864.2	(1.1)%	874.2
Operating expenses	695.5	3.3%	673.4	1.6%	662.7
Operating earnings	177.5	(7.0)%	190.8	(9.8)%	211.5
Net other expenses	9.4	(28.8)%	13.2	(11.4)%	14.9
Earnings before income taxes	168.1	(5.3)%	177.6	(9.7)%	196.6
Income tax expense	42.4	(23.0)%	55.1	(7.4)%	59.5
Equity income from nonconsolidated affiliates, net of tax	3.0	87.5%	1.6	300.0%	0.4
Net earnings	128.7	3.7%	124.1	(9.7)%	137.5
Net earnings attributable to noncontrolling interests	0.6	200.0%	0.2	(75.0)%	0.8
Net earnings attributable to Herman Miller, Inc.	$128.1	3.4%	$123.9	(9.4)%	$136.7

The following table presents, for the periods indicated, the components of the company's Consolidated Statements of Comprehensive Income as a percentage of net sales:

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Net sales	100.0%	100.0%	100.0%
Cost of sales	63.3	62.1	61.4
Gross margin	36.7	37.9	38.6
Selling, general, and administrative expenses	25.9	25.8	25.9
Restructuring and impairment expenses	0.2	0.5	—
Design and research expenses	3.1	3.2	3.4
Total operating expenses	29.2	29.6	29.3
Operating earnings	7.5	8.4	9.3
Net other expenses	0.4	0.6	0.7
Earnings before income taxes	7.1	7.8	8.7
Income tax expense	1.8	2.4	2.6
Equity income from nonconsolidated affiliates, net of tax	0.1	0.1	—
Net earnings	5.4	5.4	6.1
Net earnings attributable to noncontrolling interests	—	—	—
Net earnings attributable to Herman Miller, Inc.	5.4	5.4	6.0

24 2018 Annual Report

Net Sales, Orders and Backlog - Fiscal 2018 Compared to Fiscal 2017

Consolidated net sales increased $103.0 million to $2,381.2 million from $2,278.2 million for the fiscal year ended June 2, 2018 compared to the fiscal year ended June 3, 2017. The following items contributed to the change:

•	Sales volumes within the North American segment increased by approximately $61 million, resulting from increased demand within the company's North America office furniture businesses.

•	Increased sales volumes within the ELA segment of approximately $54 million were driven by broad-based growth, primarily within the Latin America and EMEA regions.

•
Incremental sales volumes within the Consumer segment of approximately $44 million were driven by growth across the DWR studio, e-commerce and contract channels and by a change in shipping terms at Design Within Reach that resulted in approximately $5 million of net sales being accelerated into the first quarter of fiscal 2018.

•	Foreign currency translation had a positive impact on net sales of approximately $16 million.

•	Increased sales volumes within the Specialty segment of approximately $12 million due primarily to increased sales volumes for the Herman Miller Collection and Geiger subsidiary.

•
Deeper contract price discounting, net of incremental price increases, reduced net sales in fiscal 2018 by roughly $21 million as compared to the prior year. Of this change, approximately $11 million related to the ELA operating segment and approximately $10 million related to the North American operating segment.

•
The impact of the divestiture of the company's dealerships in Vancouver, Canada in the first quarter of fiscal 2018 and Philadelphia, Pennsylvania in the third quarter of fiscal 2017 had the effect of reducing sales by $26 million as compared to the prior fiscal year.

•
Fiscal 2018 had 52 weeks as compared to fiscal 2017, which had 53 weeks. The impact of one less week in the current year decreased net sales by approximately $37 million compared to the prior fiscal year.

Consolidated net trade orders for fiscal 2018 totaled $2,408.2 million compared to $2,282.9 million in fiscal 2017, an increase of 5.5 percent. On an organic basis, which excludes the impact of the extra week in fiscal 2017 as well as foreign currency translation and dealer divestitures, orders increased by 7.7 percent from last fiscal year. Order rates began the year at an average pace of approximately $46 million per week for the first quarter and $48 million per week for the second quarter. For the third quarter, weekly order rates decreased to an average of approximately $43 million per week, reflecting typical seasonality in order pacing during that period of the fiscal year. The fourth quarter finished the year with average weekly order rates increasing to approximately $48 million. The impact of changes in foreign currency for the fiscal year increased net orders by approximately $14.6 million as compared to the prior year. Dealer divestitures had a $24.2 million unfavorable impact on current year orders, and the extra week in fiscal 2017 generated an additional $36.9 million of orders in the prior fiscal year.

The company's backlog of unfilled orders at the end of fiscal 2018 totaled $344.5 million, a 6.8 percent increase from fiscal 2017 ending backlog of $322.6 million. In fiscal 2018, the company completed the sale of its dealership in Vancouver. This dealer divestiture resulted in a reduction to the consolidated ending fiscal 2018 backlog of approximately $5.0 million.

BIFMA reported an estimated period-over-period increase in U.S. office furniture shipments of approximately 1.4 percent for the twelve-month period ended May 2018. By comparison, net sales increased for the company's North America segment by approximately 0.6 percent for the twelve month period ended May 2018 as compared to the prior year. However, on an organic basis, net sales within the North America segment increased 4.2 percent(1) when compared to the prior year.

(1) Non-GAAP measurements; see accompanying reconciliations and explanations.

Herman Miller, Inc. and Subsidiaries 25

The company also monitors trade statistics reported by the U.S. Census Bureau, which reports monthly retail sales growth data across a number of retail categories, including Furniture and Home Furnishing Stores. This information provides a relative comparison to our Consumer reportable segment, but is not intended to be an exact comparison. The average monthly year-over-year growth rate in sales for the Furniture and Home Furnishing Stores category for the twelve month period ended June 2, 2018, was approximately 5.3 percent. By comparison, net sales growth for the company's Consumer segment was approximately 12.2 percent during fiscal 2018.

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

•
Increased sales volumes within the North American segment of approximately $21 million resulted primarily from increased demand within the company's Healthcare business unit, along with growth late in the fiscal year in the North America office furniture business.

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

Consolidated net trade orders for fiscal 2017 totaled $2,282.9 million compared to $2,279.7 million in fiscal 2016, an increase of 0.1 percent. On an organic basis, which excludes the impact of the extra week in fiscal 2017, as well as foreign currency translation and dealer divestitures, orders increased by 0.9 percent from fiscal 2016. Order rates began the year at an average pace of approximately $43 million per week for the first quarter of fiscal 2017 and $44 million per week for the second quarter of fiscal 2017. For the third quarter of fiscal 2017, weekly order rates decreased to an average of approximately $42 million per week, reflecting typical seasonality in order pacing during that period of the fiscal year. The fourth quarter of fiscal 2017 finished the year with average weekly order rates increasing to approximately $44 million. The weekly order pacing in the third quarter and the fourth quarter of fiscal 2017 was impacted by the price increase that was announced during the third quarter of fiscal 2017. This caused approximately $21 million of orders that otherwise would have been entered in the fourth quarter, to be entered in the third quarter. When adjusting for this impact, the weekly pacing of orders for the third quarter and fourth quarter of fiscal 2017 was $40 million per week and $45 million per week, respectively. The impact of changes in foreign currency for the fiscal year decreased net orders by approximately $8.7 million as compared to fiscal 2016.

The company's backlog of unfilled orders at the end of fiscal 2017 totaled $322.6 million, a 0.3 percent decrease from fiscal 2016 ending backlog of $323.5 million. In fiscal 2017, the company completed the sale of its dealership in Philadelphia. This dealer divestiture resulted in a reduction to the consolidated ending backlog of approximately $11.6 million.

(1) Non-GAAP measurements; see accompanying reconciliations and explanations.

26 2018 Annual Report

BIFMA reported an estimated period-over-period increase in U.S. office furniture shipments of approximately 2.0 percent for the twelve-month period ended May 2017. By comparison, net sales increased for the company's North American Contract segment by approximately 0.8 percent over the twelve months ended May 2017.

The average monthly year-over-year growth rate in sales for the Furniture and Home Furnishing Stores category for the twelve month period ended June 3, 2017, was approximately 2.9 percent. By comparison, net sales growth for the company's Consumer segment was approximately 10.2 percent.

Gross Margin - Fiscal 2018 Compared to Fiscal 2017

Consolidated gross margin for fiscal 2018 was 36.7 percent, a decrease of 120 basis points from the fiscal 2017 level. The following factors summarize the major drivers of the year-over-year decrease in gross margin percentage:

•	Incremental price discounting, net of price increases, reduced the company's consolidated gross margin by approximately 100 basis points relative to the same period of last fiscal year.

•
Material cost performance was impacted favorably as a result of value engineering, insourcing and supplier cost reductions at the company's West Michigan manufacturing facilities, which increased gross margin by approximately 60 basis points as compared to the same period of the prior fiscal year.

•
An unfavorable change in product mix that was driven by a shift out of seating and into lower margin product categories, as well as a move from higher margin seating to lower margin seating, drove a decrease of approximately 40 basis points as compared to last fiscal year.

•	Higher commodity costs drove an unfavorable year-over-year margin impact of approximately 40 basis points.

Gross Margin - Fiscal 2017 Compared to Fiscal 2016

Consolidated gross margin for fiscal 2017 was 37.9 percent, a decrease of 70 basis points from the fiscal 2016 level. The following factors summarize the major drivers of the year-over-year decrease in gross margin percentage:

•	Incremental price discounting, net of price increases, reduced the company's consolidated gross margin by approximately 90 basis points relative to fiscal 2016.

•	Higher commodity costs within the North American operating segment in fiscal 2017 drove an unfavorable impact of approximately 40 basis points relative to fiscal 2016.

•
The divestiture of the company's dealerships in Australia and Philadelphia, Pennsylvania in fiscal 2016 and 2017, respectively, resulted in a favorable impact of approximately 30 basis points in fiscal 2017 relative to fiscal 2016.

•
A decrease in employee incentive costs increased consolidated gross margin by 30 basis points in fiscal 2017 relative to fiscal 2016. The decrease reflects lower employee incentive costs that are variable based on the achievement of earnings levels for the fiscal year relative to plan.

•
Improved material cost performance at the company's West Michigan manufacturing facilities driven by process engineering initiatives increased gross margin by approximately 20 basis points in fiscal 2017 as compared to fiscal 2016.

•
Product mix at the company's West Michigan manufacturing facilities and material usage efficiencies at various international locations had a favorable impact on gross margin in fiscal 2017 as compared to fiscal 2016.

Herman Miller, Inc. and Subsidiaries 27

Operating Expenses - Fiscal 2018 Compared to Fiscal 2017

Operating expenses in fiscal 2018 were $695.5 million, or 29.2 percent of net sales, which compares to $673.4 million, or 29.6 percent of net sales in fiscal 2017. The following factors contributed to the change:

•
Restructuring and special charges, primarily associated with the planned CEO transition, consulting fees related to the company's profit optimization initiatives and costs related to the International facilities consolidation plan increased operating expenses by $7.7 million compared to last fiscal year.

•
Compensation and benefit costs increased approximately $8 million relative to last fiscal year due to headcount increases, wage inflation and higher employee incentive costs that are variable based on the achievement of earnings levels for the fiscal year relative to plan.

•	Sales volume based costs, such as sales commissions and royalties, drove an increase in operating expenses of approximately $7 million.

•	Incremental costs related to the continued growth and expansion of DWR retail studios increased operating expenses by approximately $5 million.

•	Foreign currency translation had an incremental unfavorable impact on operating expenses of approximately $3 million.

•	Depreciation expense increased by approximately $2 million and was driven primarily by investment in facilities.

•	The divestiture of the company's dealerships in Vancouver and Philadelphia in fiscal 2018 and 2017, respectively, resulted in a decrease in operating expenses of $5.4 million.

•	Operating expenses were approximately $9 million lower in the current year due to the extra week of operations included in the results of the prior year.

During fiscal 2018, the company reduced operating expenses by an estimated $14 million related to its previously announced cost savings initiatives. These cost savings were realized across several of the company's operating expense categories and offset spending on strategic initiatives, general inflationary pressures on operating expenses and lower relative gross margin performance in the current fiscal year compared to the same period in fiscal 2017.

28 2018 Annual Report

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

•	Marketing and selling expenses increased approximately $10 million during fiscal 2017, relative to fiscal 2016.

•	The impact of an extra week in fiscal 2017 increased operating expenses by approximately $9 million.

•	Incremental costs of approximately $8 million related to the continued growth and expansion of DWR retail studios increased operating expenses in fiscal 2017 as compared to fiscal 2016.

•
Increased costs within the company's DWR subsidiary of approximately $5 million as a result of increased investment in information technology, infrastructure to support the contract channel and other business support functions.

•
Lower employee incentive costs decreased operating expenses by $8.8 million in fiscal 2017 as compared to fiscal 2016. The decrease reflects lower incentive compensation costs that are variable based on the achievement of earnings levels for the fiscal year relative to plan.

•
The divestiture of the company's dealerships in Australia and Philadelphia in fiscal 2016 and 2017, respectively, resulted in a decrease in operating expenses of $14.2 million during fiscal 2017 as compared to fiscal 2016.

•
The remainder of the change was driven mainly by company-wide cost savings initiatives, decreases in stock-based compensation, research and development expenses and changes in foreign currency exchange rates.

Operating Earnings

In fiscal 2018, the company generated operating earnings of $177.5 million, a decrease of $13.3 million from fiscal 2017 operating earnings of $190.8 million. Fiscal 2018 had 52 weeks as compared to fiscal 2017, which had 53 weeks. The impact of the additional week in the prior year decreased operating earnings in fiscal 2018 relative to the prior fiscal year by approximately $5 million. Operating earnings of $190.8 million in fiscal 2017 represented a $20.7 million decrease from fiscal 2016 operating earnings of $211.5 million.

Other Expenses and Income

Net other expenses for fiscal 2018 were $9.4 million, a decrease of $3.8 million compared to net other expenses in fiscal 2017 of $13.2 million. The decrease in net other expenses in fiscal 2018 was primarily related to lower interest expense on outstanding debt, higher investment income on cash equivalents and foreign currency gains recorded in the current fiscal year relative to foreign currency losses recorded in the prior fiscal year.

Net other expenses for fiscal 2017 were $13.2 million, a decrease of $1.7 million compared to net other expenses in fiscal 2016 of $14.9 million. The decrease in net other expenses in fiscal 2017 was primarily related to higher investment income associated with the company's deferred compensation plan as compared to fiscal 2016.

Equity earnings from nonconsolidated affiliates for fiscal 2018 were $3.0 million, an increase of $1.4 million compared to Equity earnings from nonconsolidated affiliates of $1.6 million in fiscal 2017. This increase was driven by incremental earnings from the company's investment in Naughtone Holdings Limited ("Naughtone").

Herman Miller, Inc. and Subsidiaries 29

Equity earnings from nonconsolidated affiliates for fiscal 2017 were $1.6 million, an increase of $1.2 million compared to Equity earnings from nonconsolidated affiliates of $0.4 million in fiscal 2016. This increase was driven by incremental earnings from the company's Naughtone equity method investment. The company acquired a 50 percent noncontrolling equity interest in Naughtone on June 3, 2016.

Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law in the United States. The results of operations for fiscal 2018 included the effect of the enactment of the Act. The effects of the Act included the reduction of the federal corporate income tax rate from 35 percent to 21 percent and a new participation exemption system of taxation on foreign earnings, among other provisions.

Effective January 1, 2018 the federal income tax rate was reduced from 35 percent to 21 percent. For fiscal tax payers a full year federal income tax rate is calculated based upon the number of days in the year subject to the 35 percent and the 21 percent tax rates. As a result, the company’s statutory federal tax rate for the fiscal year ended June 2, 2018 was 29.1 percent.

The significant impacts of the Act include reduced fiscal 2018 income tax expense resulting from the reduced federal income tax rate; remeasurement of the deferred tax assets and liabilities to reflect the anticipated new, lower rate at which the deferred items will be realized; and the impact of the one-time transition tax on undistributed foreign earnings. See Note 10 of the Consolidated Financial Statements for additional information.

The company's effective tax rate was 25.2 percent in fiscal 2018, 31.1 percent in fiscal 2017 and 30.3 percent in fiscal 2016. The effective tax rate in fiscal 2018 was below the United States statutory rate of 29.1 percent, primarily due to an increase in the mix of earnings in tax jurisdictions that have rates lower than the United States statutory rate, the manufacturing deduction under the American Jobs Creation Act of 2004 (“AJCA”) and the research and development tax credit under the Protecting Americans from Tax Hikes ("PATH") Act of 2015.

The effective tax rate in fiscal 2017 was below the statutory rate of 35 percent, primarily due to an increase in the mix of earnings in tax jurisdictions that have rates lower than the United States statutory rate, the manufacturing deduction under the AJCA and the research and development tax credit under the PATH.

The effective tax rate in fiscal 2016 was below the statutory rate of 35 percent, primarily due to the domestic U.S. manufacturing deduction under the AJCA as well as a significant amount of foreign earnings subject to tax at foreign rates below 35 percent.

For further information regarding income taxes, refer to Note 10 of the Consolidated Financial Statements.

Net Earnings; Earnings per Share

In fiscal 2018, fiscal 2017, and fiscal 2016, the company generated net earnings attributable to Herman Miller, Inc. of $128.1 million, $123.9 million and $136.7 million, respectively. Diluted earnings per share were $2.12, $2.05 and $2.26 for fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

30 2018 Annual Report

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

The charts below present the relative mix of net sales and operating earnings across each of the company's reportable segments. This is followed by a discussion of the company's results, by segment, for each reportable segment.

Herman Miller, Inc. and Subsidiaries 31

North American Furniture Solutions ("North America")

Fiscal 2018 Compared to Fiscal 2017
Net sales in the North America segment were $1,284.4 million in fiscal 2018, an increase of 0.6 percent from fiscal 2017 net sales of $1,276.6 million. Orders for fiscal 2018 totaled $1,294.1 million, an increase of 0.7 percent from the prior year. Operating earnings for North America in fiscal 2018 were $166.3 million or 12.9 percent of sales as compared to $176.0 million or 13.8 percent of sales in the prior year.

•	Sales volumes within the North America segment increased by approximately $61 million, resulting from increased demand within the company's North America office furniture businesses.

•
Fiscal 2017 included the full results of operations for the company’s dealership in Vancouver, Canada that was divested in the first quarter of fiscal 2018. Fiscal 2017 also included seven months of operations for the company's dealership in Philadelphia, Pennsylvania that was divested in the third quarter of fiscal 2017. Accordingly, the increase in sales volumes for the North American segment for fiscal 2018 was partially offset by a $25.8 million decrease in net sales due to these divestitures. The sale of these dealerships also decreased consolidated orders for the North American segment in fiscal 2018 as compared to fiscal 2017 by $24.2 million.

•	The impact of an extra week in fiscal 2017 caused net sales and orders in fiscal 2018 to be lower than the prior year by approximately $21.7 million and $20.0 million, respectively.

•	Incremental price discounting, net of price increases, in fiscal 2018 decreased net sales by approximately $10 million compared to the prior year.

•
Operating earnings decreased in fiscal 2018 relative to the prior fiscal year due to the following items: incremental price discounting of roughly $10 million, increased commodity costs of approximately $10 million, a change in product mix with an unfavorable impact to earnings of an estimated $7 million, higher outsourcing costs of approximately $4 million and the impact of an extra week in fiscal 2017 which generated approximately $3 million of additional earnings in the prior fiscal year. These decreases were partially offset by increased operating earnings of an estimated $14 million from incremental sales volumes and the benefit of improved material cost performance of $11 million from value engineering, insourcing and supplier cost reductions.

Fiscal 2017 Compared to Fiscal 2016
Net sales in the North American segment were $1,276.6 million in fiscal 2017, an increase of 0.6 percent from fiscal 2016 net sales of $1,269.4 million. Orders for fiscal 2017 totaled $1,285.4 million, an increase of 1.2 percent from fiscal 2016. Operating earnings for North America in fiscal 2017 were $176.0 million or 13.8 percent of sales as compared to $187.6 million or 14.8 percent of sales in fiscal 2016.

•	The impact of the extra week increased net sales by an estimated $21.7 million and increased orders by $20.0 million for fiscal 2017 as compared to fiscal 2016.

•	Incremental price discounting, net of price increases, in fiscal 2017 decreased net sales by approximately $26 million compared to fiscal 2016.

•
Sales volumes within the North American segment increased by approximately $21 million resulting primarily from increased demand within the company's Healthcare business unit, along with growth late in the year in the North America office furniture business.

•	The impact of the divestiture of the company's dealership in Philadelphia, Pennsylvania in fiscal 2017 had the effect of reducing net sales by approximately $9 million as compared to fiscal 2016.

•	Commodity price increases and incremental discounting drove a decrease in gross margins and operating earnings.

•
Decreased employee incentive costs recorded in operating expenses and cost of goods sold increased operating earnings by $10.8 million compared to prior fiscal year. The decrease reflects lower incentive compensation costs that are variable based on the achievement of earnings levels for the fiscal year relative to plan.

•	Restructuring charges related to targeted workforce reductions increased operating expenses by $2.9 million.

32 2018 Annual Report

•	Operating expenses within the North American segment were higher than the prior year due to the extra week of operations.

•	Company-wide cost savings initiatives resulted in a decrease in operating expenses relative to the prior year period.

ELA Furniture Solutions (EMEA, Latin America, and Asia Pacific)

Fiscal 2018 Compared to Fiscal 2017
Net sales in the ELA segment were $434.5 million in fiscal 2018, an increase of 12.7 percent from fiscal 2017 net sales of $385.5 million. Orders for fiscal 2018 totaled $451.2 million, an increase of 17.2 percent from fiscal 2017. Operating earnings within ELA for fiscal 2018 were $35.5 million, or 8.2 percent of sales as compared to $35.9 million or 9.3 percent of sales in the prior year.

•	Increased sales volumes within the ELA segment of approximately $54 million were driven by broad-based growth across all regions, most significantly within the Latin America and EMEA regions.

•	Deeper contract price discounting, net of incremental price increases, reduced net sales in fiscal 2018 by roughly $11 million as compared to the prior year.

•	Foreign currency translation had a positive impact on net sales of approximately $13 million.

•	The impact of an extra week in fiscal 2017 caused net sales and orders in fiscal 2018 to be lower than the prior year by approximately $6.3 million and $8.1 million, respectively.

•
Operating earnings were reduced in fiscal 2018 by roughly $11 million due to incremental price discounting and by $5.4 million due to restructuring and other special charges that were driven mainly by the consolidation of manufacturing facilities in China. These decreases were partially offset by increased operating earnings of an estimated $17 million from incremental sales volumes.

Fiscal 2017 Compared to Fiscal 2016
Net sales in the ELA segment were $385.5 million in fiscal 2017, a decrease of $27.1 million from fiscal 2016 net sales of $412.6 million. Orders for fiscal 2017 totaled $384.9 million, a decrease of $32.2 million from fiscal 2016. Operating earnings within ELA for fiscal 2017 were $35.9 million or 9.3 percent of sales as compared to $40.2 million or 9.7 percent of sales in fiscal 2016.

•
Fiscal 2016 included the results of the company’s dealership in Australia that was divested at the end of the fourth quarter of fiscal 2016. Accordingly, net sales for the ELA segment decreased by $30.8 million due to the divestiture. The divestiture also decreased orders by $32.8 million year-over-year.

•
Increased sales volumes within the ELA segment of approximately $16 million were driven by increases within the Europe, Latin America and Asia regions. The largest increases were due to larger project activity in mainland Europe, Mexico, Brazil, Japan and China.

•	Deeper discounting, net of incremental price increases, decreased fiscal 2017 net sales by an estimated $6 million.

•	Foreign currency translation decreased net sales by approximately $13.9 million.

•	The impact of the extra week increased net sales and orders by $6.3 million and $8.1 million in fiscal 2017.

•	The divestiture of the company’s dealership in Australia decreased operating earnings by $1.6 million.

•	Operating earnings were also reduced in fiscal 2017 by $1.0 million due to restructuring expenses, related primarily to severance costs.

•
Fiscal 2016 included nonrecurring gains related to the sale of a former manufacturing facility in the United Kingdom and the divestiture of the company’s dealership in Australia. Accordingly, the operating earnings for the ELA segment decreased by $6.1 million due to the nonrecurring gains recorded in fiscal 2016.

Specialty

Fiscal 2018 Compared to Fiscal 2017
Net sales within the Specialty reportable segment were $305.4 million in fiscal 2018, an improvement of $7.4 million as compared to $298.0 million in fiscal 2017. Orders for fiscal 2018 totaled $308.4 million, an increase of $14.2 million from $294.2 million in fiscal 2017. Operating earnings within the Specialty reportable segment totaled $8.9 million or 2.9 percent of sales for the year, an increase of $0.8 million from $8.1 million or 2.7 percent of sales in fiscal 2017.

•
Net sales increased in fiscal 2018 as compared to the prior fiscal year due primarily to increased sales volumes of approximately $12 million, which was driven primarily by the company's Herman Miller Collection and Geiger businesses.

•	The impact of an extra week in fiscal 2017 caused net sales and orders in fiscal 2018 to be lower than the prior year by approximately $4.3 million and $4.8 million, respectively.

•
Excluding the favorable year-over-year impact of $8.0 million of restructuring and impairment expenses that were recorded in fiscal 2017, operating earnings decreased in fiscal 2018 as compared to fiscal 2017. Operating earnings were adversely impacted by the company's Nemschoff subsidiary, which experienced a decrease driven by unfavorable product mix, the negative impact on operating earnings from decreased sales volumes and higher warranty costs.

Herman Miller, Inc. and Subsidiaries 33

Fiscal 2017 Compared to Fiscal 2016
Net sales within the Specialty reportable segment were $298.0 million in fiscal 2017, an improvement of $3.8 million as compared to $294.2 million in fiscal 2016. Orders for fiscal 2017 totaled $294.2 million, a decrease of $7.0 million from $301.2 million in fiscal 2016. Operating earnings within the Specialty reportable segment totaled $8.1 million or 2.7 percent of sales for the year, a decrease of $6.9 million from $15.0 million or 5.1 percent of sales in fiscal 2016.

•	The impact of an extra week in fiscal 2017 increased net sales and orders by approximately $4.3 million and $4.8 million, respectively, as compared to the prior year.

•
The decrease in operating earnings in fiscal 2017 relative to fiscal 2016 was driven mainly by impairment and restructuring expenses totaling $8.0 million that were primarily attributable to the impairment of the Nemschoff tradename.

Consumer

Fiscal 2018 Compared to Fiscal 2017
Net sales totaled $356.9 million for the year, an increase of 12.2 percent over the fiscal 2017 amount of $318.1. Orders of $354.5 million increased 11.3 percent over fiscal 2017. Operating earnings for the year were $13.9 million or 3.9 percent of sales as compared to operating earnings of $4.8 million or 1.5 percent of sales for fiscal 2017.

•
Incremental sales volumes of approximately $44 million were driven by growth across the DWR studio, e-commerce and contract channels and by a change in shipping terms at Design Within Reach that resulted in approximately $5 million of net sales being accelerated into the first quarter of fiscal 2018.

•	The impact of the extra week in fiscal 2017 caused net sales and orders in fiscal 2018 to be lower than the prior year by approximately $4.7 million and $4.0 million, respectively.

•
Operating earnings were higher in fiscal 2018 relative to the prior fiscal year due to an estimated $14 million benefit from increased sales volumes and an estimated $2 million benefit from the company's profit enhancement initiatives; partially offset by increased employee incentive costs of $2.6 million, increased compensation and benefits costs of $2.3 million and increased depreciation costs of approximately $2 million.

Fiscal 2017 Compared to Fiscal 2016
Net sales totaled $318.1 million for the year, an increase of 10.2 percent over the fiscal 2016 amount of $288.7 million. Orders of $318.4 million increased 9.2 percent over fiscal 2016. Operating earnings for the year were $4.8 million or 1.5 percent of sales as compared to operating earnings of $8.1 million or 2.8 percent of sales for fiscal 2016.

•	Increased sales volumes of approximately $25 million were due to improvements across several Consumer sales channels, including studios, e-commerce, contract and direct-mail catalogs.

•	The impact of the extra week increased net sales by $4.7 million in fiscal 2017 as compared to prior year.

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

34 2018 Annual Report

Liquidity and Capital Resources

The table below presents certain key cash flow and capital highlights for the fiscal years indicated.

	Fiscal Year Ended
(In millions)	2018	2017	2016
Cash and cash equivalents, end of period	$203.9	$96.2	$84.9
Marketable securities, end of period	$8.6	$8.6	$7.5
Cash provided by operating activities	$166.5	$202.1	$210.4
Cash used for investing activities	$(62.7)	$(116.3)	$(80.8)
Cash provided by (used for) financing activities	$2.5	$(74.6)	$(106.5)
Pension and post-retirement benefit plan contributions	$(13.4)	$(1.1)	$(1.2)
Capital expenditures	$(70.6)	$(87.3)	$(85.1)
Stock repurchased	$(46.5)	$(23.8)	$(14.1)
Interest-bearing debt, end of period	$275.0	$199.9	$221.9
Available unsecured credit facilities, end of period (1)	$166.8	$391.7	$232.1
(1) Amounts shown are net of outstanding letters of credit, which are applied against the company's unsecured credit facility.

Cash Flow — Operating Activities
Cash generated from operating activities in fiscal 2018 totaled $166.5 million compared to $202.1 million generated in the prior year.

Changes in working capital balances in fiscal 2018 resulted in a $32.8 million use of cash compared to a $23.5 million use of cash in the prior fiscal year. The cash outflow related to changes in working capital balances was driven primarily by an increase in inventory of $12.4 million and an increase in accounts receivable of $33.1 million. The increase in inventory as of the end of fiscal 2018 as compared to fiscal 2017 was due mainly to growth in demand at DWR, as well as a build of inventory in the ELA segment to fulfill demand. The increase in accounts receivable was driven by the timing of customer payments and shipments in the fourth quarter of the fiscal year. These cash outflows were partially offset by an increase in accounts payable of $16.0 million.

In addition to changes in working capital, changes in pension contributions also impacted cash generated from operating activities. The company increased pension contributions by $12.3 million in fiscal 2018 as compared to fiscal 2017, which was driven primarily by a contribution of $12.0 million that was made to the international defined benefit pension plan in the first quarter of fiscal 2018.

During fiscal 2017, changes in working capital balances resulted in a $23.5 million use of cash compared to a $6.0 million use of cash in fiscal 2016. The cash outflow related to changes in working capital balances was driven primarily by an increase in inventory of $29.9 million and a decrease in accounts payable of $11.2 million. The increase in inventory as of the end of fiscal 2017 as compared to fiscal 2016 was driven mainly by an increase at the company's DWR subsidiary, due to studio openings and year-end inventory stocking for upcoming promotional events and new product launches. This was partially offset by a decrease in trade receivables of $17.3 million.

The company believes its recorded accounts receivable allowances at the end of the year are adequate to cover the risk of potential bad debts. Allowances for non-collectible accounts receivable, as a percent of gross accounts receivable, totaled 1.4 percent, 1.8 percent, and 2.0 percent at the end of fiscal years 2018, 2017 and 2016, respectively.

Cash Flow — Investing Activities
Capital expenditures totaled $70.6 million, $87.3 million and $85.1 million in fiscal 2018, 2017, and 2016, respectively. The decrease in capital expenditures of $16.7 million from fiscal 2017 to fiscal 2018 was driven primarily by a reduction in expenditures related to manufacturing assets in West Michigan and a reduction in expenditures in connection with Design Within Reach studio build outs.

The increase in capital expenditures of $2.2 million in fiscal 2017 from fiscal 2016 was driven primarily by payments related to the construction of a new facility in the United Kingdom for the purpose of consolidating manufacturing and distribution activities, as well as capital expenditures associated with product development and the opening of new DWR retail studio locations.

Cash proceeds from sale of dealers and properties were $2.1 million, zero and $10.7 million in fiscal 2018, 2017, and 2016 , respectively. Cash proceeds received in fiscal 2018 was primarily attributable to the sale of a wholly-owned contract furniture dealership in Vancouver, Canada for initial cash consideration of $2.0 million. During fiscal 2017, the company sold its wholly-owned contract furniture dealership in Pennsylvania in exchange for a $3.0 million note receivable. Cash proceeds received in fiscal 2016 was primarily attributable to the sale of a former manufacturing facility in the United Kingdom for $4.8 million and the divestiture of the company’s remaining 75 percent equity stake in its dealership in Australia for $2.7 million.

Herman Miller, Inc. and Subsidiaries 35

Included in the fiscal 2018, 2017 and 2016 investing activities are net cash outflows related to the acquisition of consolidated and non-consolidated entities. The followings amounts represent the primary investments that drove the cash outflows:

(In millions)	2018	2017	2016
Naughtone Holdings Limited	$—	$11.6	$—
George Nelson Bubble Lamp Product Line	$—	$—	$3.6

In fiscal 2018, the company received cash proceeds from a company-owned life insurance policy in the amount of $8.1 million. In fiscal 2017, the repayment of loans against the cash surrender value of life insurance policies was $15.3 million, which has been recorded within investing activities. The cash surrender value of the company-owned life insurance policies and the loans were previously recorded net within "Other noncurrent assets" within the Condensed Consolidated Balance Sheets.

Outstanding commitments for future capital purchases at the end of fiscal 2018 were approximately $49.5 million. The company expects capital spending in fiscal 2019 to be between $90 million and $100 million. The capital spending will be allocated primarily to planned investments in product development and retail studio openings.

The company's net marketable securities transactions for fiscal 2018 yielded a zero change in cash flows. This compares to a $1.1 million use of cash and $1.7 million source of cash in fiscal 2017 and fiscal 2016, respectively.

Cash Flow — Financing Activities
Cash provided by financing activities was $2.5 million in fiscal 2018 as compared to cash used for financing activities of $74.6 million in fiscal 2017. During fiscal 2018, the company borrowed $225.0 million on its revolving line of credit and of these proceeds, $150.0 million was used to repay its Series B Notes. By comparison, cash outflows from net payments on the revolving credit facility were $22.0 million during fiscal 2017.

Cash paid for repurchases of common stock was $46.5 million in the current year as compared to $23.8 million in the prior year. Additionally, in fiscal 2018 there was an increase in cash inflows from the issuance of shares related to stock-based compensation plans. The company received $17.0 million related to stock-based compensation plans in fiscal 2018 compared to $11.7 million in fiscal 2017.

Cash paid for repurchases of common stock was $23.8 million in fiscal 2017 as compared to $14.1 million in fiscal 2016. Additionally, in fiscal 2017 there was an increase in cash inflows from the issuance of shares related to stock-based compensation plans. The company received $11.7 million related to stock-based compensation plans in fiscal 2017 compared to $9.2 million in fiscal 2016.

In fiscal 2017, cash used for financing activities was $74.6 million as compared to cash used for financing activities of $106.5 million in fiscal 2016. Cash outflows from net payments on the revolving credit facility were $22 million during fiscal 2017. By comparison, cash outflows from net payments on the revolving credit facility were $68.0 million during fiscal 2016.

Cash outflows for dividend payments were $42.4 million, $39.4 million and $34.9 million fiscal 2018, 2017 and 2016, respectively.

Certain minority shareholders in a subsidiary have the right, at certain times, to require the company to acquire a portion of their ownership interest in those entities at fair value. It is possible that between June 2, 2018 and the first half of fiscal 2020 that the company could be required to acquire this ownership interest. The fair value of this redeemable noncontrolling interest as of June 2, 2018 was $30.5 million and is included within "Redeemable noncontrolling interests" on the Consolidated Balance Sheets.

Sources of Liquidity
In addition to cash flows from operating activities, the company has access to liquidity through credit facilities, cash and cash equivalents and short-term investments. These sources have been summarized below. For additional information, see Note 5 to the consolidated financial statements.

(In millions)	June 2, 2018	June 3, 2017
Cash and cash equivalents	$203.9	$96.2
Marketable securities	$8.6	$8.6
Availability under revolving lines of credit	$166.8	$391.7
At the end of fiscal 2018, the company had cash and cash equivalents of $203.9 million, including foreign cash and cash equivalents of $75.0 million. In addition, the company had foreign marketable securities of $8.6 million. The foreign subsidiary holding the company's marketable securities is taxed as a U.S. taxpayer at the company's election. Consequently, for tax purposes, all U.S. tax impacts for this subsidiary have

36 2018 Annual Report

been recorded.Historically, the company’s intent was to permanently reinvest the remainder of the cash outside the United States. However, the Tax Cuts and Jobs Act (the “Act”), enacted on December 22, 2017, assesses a one-time tax on deferred foreign income upon transition to a participation exemption system of taxation. The company is considering the impact of the Act and the one-time transition tax on its foreign earnings which are invested in liquidable assets.  As a result, the company may repatriate certain amounts in the future and is assessing the amount of cash that will remain permanently reinvested.

Subsequent to the end of fiscal 2018, on June 7, 2018, the company used cash of approximately $66 million to acquire 33 percent of the outstanding equity of Nine United Denmark A/S, d/b/a HAY ("HAY”), a Copenhagen, Denmark-based, design leader in furniture and ancillary furnishings for residential and contract markets in Europe and Asia. The company also used cash of approximately $5 million to acquire the rights to the HAY brand in North America under a long-term license agreement.

Subsequent to year end, on June 6, 2018, Herman Miller Holdings Limited, a wholly owned subsidiary of the company, announced its intent to lead a group of buyers to acquire the outstanding equity of Maars Holding B.V. ("MAARS”), a Harderwijk, Netherlands-based worldwide leader in the design and manufacturing of interior wall solutions. In the first quarter of fiscal 2019, the company will acquire a 48 percent ownership interest in MAARS for an estimated $6 million in cash.

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

Basis of Presentation

The company's fiscal year ends on the Saturday closest to May 31. The fiscal year ended June 2, 2018 had 52 weeks of operations, the fiscal year ended June 3, 2017 had 53 weeks of operations and the fiscal year ended May 28, 2016 had 52 weeks of operations.

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

(In millions)	Payments due by fiscal year
	Total	2019	2020-2021	2022-2023	Thereafter
Long-term debt (1)	$275.0	$—	$50.0	$225.0	$—
Estimated interest on debt obligations (1)	71.9	9.6	18.5	13.3	30.5
Operating leases	328.5	45.8	83.3	75.6	123.8
Purchase obligations (2)	93.5	88.1	2.9	0.4	2.1
Pension and other post employment benefit plans funding (3)	0.9	0.4	0.1	0.1	0.3
Stockholder dividends (4)	10.7	10.7	—	—	—
Other (5)	15.3	1.3	2.5	2.3	9.2
Total	$795.8	$155.9	$157.3	$316.7	$165.9

(1) Estimated future interest payments on our outstanding debt obligations are based on interest rates as of June 2, 2018. Actual cash outflows may differ significantly due to changes in underlying timing of principal payments.
(2) Purchase obligations consist of non-cancelable purchase orders and commitments for goods, services, and capital assets.
(3) Pension plan funding commitments are known for a 12-month period for those plans that are funded; unfunded pension and post-retirement plan funding amounts are equal to the estimated benefit payments. As of June 2, 2018, the total projected benefit obligation for our domestic and international employee pension benefit plans was $106.9 million.
(4) Represents the dividend payable as of June 2, 2018. Future dividend payments are not considered contractual obligations until declared.

Herman Miller, Inc. and Subsidiaries 37

(5) Other contractual obligations primarily represent long-term commitments related to deferred and supplemental employee compensation benefits, and other post-employment benefits.

38 2018 Annual Report

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

The accounts receivable allowance totaled $3.1 million and $3.3 million at June 2, 2018 and June 3, 2017, respectively. As a percentage of gross accounts receivable, these allowances totaled 1.4 percent and 1.8 percent for fiscal 2018 and fiscal 2017, respectively. The year-over-year decrease in the allowance is primarily due to fewer customer-specific reserves in the current year, relative to the prior year.

Goodwill and Indefinite-lived Intangibles
The carrying value of goodwill and indefinite-lived intangible assets as of June 2, 2018 and June 3, 2017, was $382.2 million and $382.6 million, respectively. Goodwill and indefinite-lived intangible assets are tested for impairment annually, or more frequently, if changes in circumstances or the occurrence of events suggest that impairment exists. The company performs the annual goodwill and indefinite-lived intangible assets impairment testing during the fourth quarter of the fiscal year.

The company completed the required annual goodwill impairment test in the fourth quarter of fiscal 2018, as of March 31, 2018, performing a quantitative impairment test for all goodwill reporting units and other indefinite-lived intangible assets. In performing the quantitative impairment test, the company determined that the fair value of the reporting units exceeded the carrying amount and, as such, the reporting units were not impaired and the second step of the impairment test was not necessary. The company performed a sensitivity analysis over key valuation assumptions, noting low risk of impairment. Also, due to the level that the reporting unit fair values exceeded the carrying amounts and the results of our sensitivity analysis, the company did not deem any reporting units to be at risk of impairment.

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

Herman Miller, Inc. and Subsidiaries 39

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

Historically, the company has performed both qualitative and quantitative assessments to determine whether an indefinite-lived intangible asset is impaired. In fiscal 2018, the company performed only quantitative assessments in testing indefinite-lived intangible assets for impairment. The quantitative impairment test is based on the relief from royalty method to determine the fair value of the indefinite-lived intangible assets, which is both a market-based approach and an income-based approach. The relief from royalty method focuses on the level of royalty payments that the user of an intangible asset would have to pay a third party for the use of the asset if it were not owned by the user. This method involves estimating theoretical future after tax royalty payments based on the company's forecasted revenues attributable to the trade names. These payments are then discounted to present value utilizing a discount rate that considers the after-corporate tax required rate of return applicable to the asset. The projected revenues reflect the best estimate of management for the trade names; however, actual revenues could differ from our estimates.

The discount rates selected represent market rates of return equal to what the company believes a reasonable investor would expect to achieve on investments of similar size and type to the indefinite-lived intangible asset being tested. The company believes the discount rates selected are appropriate in that, in all cases, they exceed the estimated weighted average cost of capital for our business as a whole. The results of the impairment test are sensitive to changes in the discount rates and changes in the discount rate may result in future impairment. The company performed a sensitivity analysis over key valuation assumptions, noting low risk of impairment. Also, due to the level that the indefinite-lived intangible assets exceeded the carrying amounts and the results of our sensitivity analysis, the company did not deem any of these assets to be at risk of impairment.

During fiscal 2017, the company recognized pre-tax asset impairment expenses totaling $7.1 million associated with the Nemschoff trade name, after which there is no remaining carrying value for this trade name. This impairment expense was incurred due to the fact that the forecasted revenue and profitability of the business did not support the recorded fair value for the trade name. There was no impairment indicated on indefinite-lived intangible assets in fiscal 2018 or fiscal 2016 as a result of our impairment testing.

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

Warranty Reserves
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

Inventory Reserves
Inventories are valued at the lower of cost or net realizable value. The inventories at our West Michigan manufacturing operations are valued using the last-in, first-out (LIFO) method, whereas inventories of certain other subsidiaries are valued using the first-in, first-out (FIFO) method. The company establishes reserves for excess and obsolete inventory, based on prevailing circumstances and judgment for consideration of current events, such as economic conditions that may affect inventory. The reserve required to record inventory at lower of cost or market may be adjusted in response to changing conditions.

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

40 2018 Annual Report

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

Self-Insurance Reserves
With the assistance of independent actuaries, reserves are established for workers' compensation and general liability exposures. The reserves are established based on expected future claims for incurred losses. The company also establishes reserves for health, prescription drugs and dental benefit exposures based on historical claims information along with certain assumptions about future trends. The methods and assumptions used to determine the liabilities are applied consistently, although, actual claims experience can vary. The company also maintains insurance coverage for certain risk exposures through traditional, premium-based insurance policies. The company's health benefit and auto liability retention levels do not include an aggregate stop loss policy. The company's retention levels designated within significant insurance arrangements as of June 2, 2018, are as follows:

(In millions)	Retention Level (per occurrence)
General liability	$1.00
Auto liability	$1.00
Workers' compensation	$0.75

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

While the above assumption represents the long-term market return expectation, actual asset returns can and do differ from year-to-year. Such differences give rise to actuarial gains and losses. In years where actual market returns are lower than the assumed rate, an actuarial loss is generated. Conversely, an actuarial gain results when actual market returns exceed the assumed rate in a given year. As of June 2, 2018, and June 3, 2017, the net actuarial loss associated with the employee pension and post-retirement benefit plans totaled approximately $40.0 million and $50.6 million, respectively.

Changes in the discount rate and return on assets can have a significant effect on the expense and obligations related to our pension plans. The company cannot reasonably predict if adjustments impacting the expense or obligation from changes in these estimates will be significant. Both the June 2, 2018 pension funded status and fiscal 2018 expense are affected by year end fiscal 2018 discount rate and expected return on assets assumptions. Any change to these assumptions will be specific to the time periods noted and may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown.

Herman Miller, Inc. and Subsidiaries 41

The effect of a 1 percent increase/(decrease) in discount rates and expected return on assets on the projected fiscal 2019 expense and the pension obligation as at June 2, 2018 is shown below:

(In millions)
Assumption	2019 Expense		June 2, 2018 Obligation
	U.S.	International	U.S.	International
Discount rate	—	$(1.4) / 1.7	$(0.3) / 0.3	$(18.4) / 24.6
Expected return on assets	—	$(1.0) / 1.0	—	—

For purposes of determining annual net pension expense, the company uses a calculated method for determining the market-related value of plan assets. Under this method, the company recognizes the change in fair value of plan assets systematically over a five-year period. Accordingly, a portion of the net actuarial loss is deferred. As of June 2, 2018, the deferred net actuarial loss (i.e., the portion of the total net actuarial loss not subject to amortization) was $2.4 million.

Refer to Note 7 of the Consolidated Financial Statements for more information regarding costs and assumptions used for employee benefit plans.

Stock-Based Compensation
The company views stock-based compensation as a key component of total compensation for certain employees, non-employee directors and officers. The stock-based compensation programs have included grants of stock options, restricted stock units, performance share units, and employee stock purchases. The company recognizes expense related to each of these share-based arrangements. The Black-Scholes option pricing model is used in estimating the fair value of stock options issued in connection with compensation programs. This pricing model requires the use of several input assumptions. Among the most significant of these assumptions are the expected volatility of the common stock price and the expected timing of future stock option exercises.

•
Expected Volatility — This represents a measure, expressed as a percentage, of the expected fluctuation in the market price of the company's common stock. As a point of reference, a high volatility percentage would assume a wider expected range of market returns for a particular security. All other assumptions held constant, this would yield a higher stock option valuation than a calculation using a lower measure of volatility. In measuring the fair value of the majority of stock options issued during fiscal 2018, we utilized an expected volatility of 26 percent. Certain options related to the Herman Miller Consumer Holdings (HMCH) Stock Option Plan are classified as a liability within the Consolidated Balance Sheets. As of June 2, 2018, an expected volatility of 35 percent was used in the year end liability valuation.

•
Expected Term of Options — This assumption represents the expected length of time between the grant date of a stock option and the date at which it is exercised (option life). The company assumed an average expected term of 4.6 years in calculating the fair values of the majority of stock options issued during fiscal 2018, except for the HMCH Stock Option Plan, where we utilized an average expected term of 1.1 years.

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

42 2018 Annual Report

Forward Looking Statements

This information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that are based on management’s beliefs, assumptions, current expectations, estimates, and projections about the office furniture industry, the economy, and the Company itself. Words like “anticipates,” “believes,” “confident,” “estimates,” “expects,” “forecasts,” likely,” “plans,” “projects,” “should,” variations of such words, and similar expressions identify such forward-looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. These risks include, without limitation, the success of our growth strategy, employment and general economic conditions, the pace of economic recovery in the U.S and in our International markets, the increase in white-collar employment, the willingness of customers to undertake capital expenditures, the types of products purchased by customers, competitive-pricing pressures, the availability and pricing of raw materials, our reliance on a limited number of suppliers, our ability to expand globally given the risks associated with regulatory and legal compliance challenges and accompanying currency fluctuations, the ability to increase prices to absorb the additional costs of raw materials, the financial strength of our dealers and the financial strength of our customers, our ability to locate new retail studios, negotiate favorable lease terms for new and existing locations and the implementation of our studio portfolio transformation, our ability to attract and retain key executives and other qualified employees, our ability to continue to make product innovations, the success of newly-introduced products, our ability to serve all of our markets, possible acquisitions, divestitures or alliances, the pace and level of government procurement, the outcome of pending litigation or governmental audits or investigations, political risk in the markets we serve, and other risks identified in our filings with the Securities and Exchange Commission. Therefore, actual results and outcomes may materially differ from what we express or forecast. Furthermore, Herman Miller, Inc., undertakes no obligation to update, amend or clarify forward-looking statements.

Item 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company manufactures, markets, and sells its products throughout the world and, as a result, is subject to changing economic conditions, which could reduce the demand for its products.

Direct Material Costs
The company is exposed to risks arising from price changes for certain direct materials and assembly components used in its operations. The largest of such costs incurred by the company are for steel, plastics, textiles, wood particleboard, and aluminum components. The impact from changes in all commodity prices increased the company's costs by approximately $10 million during fiscal 2018 compared to the prior year. The impact from changes in commodity prices increased the company's costs by approximately $9 million during fiscal 2017 as compared to fiscal 2016.

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

In the normal course of business, the company enters into contracts denominated in foreign currencies. The principal foreign currencies in which the company conducts its business are the British pound sterling, euro, Canadian dollar, Japanese yen, Mexican peso, Hong Kong dollar and Chinese renminbi. As of June 2, 2018, the company had outstanding, thirteen forward currency instruments designed to offset either net asset or net liability exposure that is denominated in non-functional currencies. Three forward contracts were placed to offset a 18.5 million U.S. dollar-denominated net liability exposure. Two forward contracts were placed to offset a 13.7 million euro-denominated net asset exposure. One forward contract was placed to offset an 10.5 million South African rand-denominated net asset exposure. Five forward contracts were placed to offset a 13.0 million U.S.dollar-denominated net liability exposure. One forward contract was placed to offset a 1.2 million euro-denominated net liability exposure.

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

Herman Miller, Inc. and Subsidiaries 43

African rand-denominated net asset exposure. Five forward contracts were placed to offset a 13.3 million U.S.dollar-denominated net liability exposure. One forward contract was placed to offset a 5.8 million euro-denominated net liability exposure.

The cost of the foreign currency hedges and remeasuring all foreign currency transactions into the appropriate functional currency was a net gain of $0.4 million in fiscal 2018 in contrast to net loss of $0.7 million and $0.7 million in fiscal 2017 and 2016 included in net earnings, respectively. These amounts are included in “Other Expenses (Income)” in the Consolidated Statements of Comprehensive Income. Additionally, the cumulative effect of translating the balance sheet and income statement accounts from the functional currency into the United States dollar increased the accumulated comprehensive loss component of total stockholders' equity by $2.7 million, $7.2 million and $8.8 million as of the end of as of the end of fiscal 2018, 2017 and 2016, respectively.

Interest Rate Risk
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

In June 2017, the company entered into an interest rate swap agreement. The interest rate swap is for an aggregate notional amount of $75.0 million with a forward start date of January 3, 2018 and a termination date of January 3, 2028. As a result of the transaction, the company effectively converted the company’s revolving line of credit up to the notional amount from a LIBOR-based floating interest rate plus applicable margin to a 2.387 percent fixed interest rate plus applicable margin under the agreement as of the forward start date.
The combined fair market value and net asset amount of the effective interest rate swap instruments was $9.9 million at June 2, 2018 compared to $2.1 million at June 3, 2017. All cash flows related to the company's interest rate swap instruments are denominated in U.S. dollars. For further information, refer to Notes 5 and 11 of the Consolidated Financial Statements.
Expected cash outflows (notional amounts) over the next five years and thereafter related to debt instruments are as follows.

(In millions)	2019	2020	2021	2022	2023	Thereafter	Total(1)
Long-Term Debt - Fixed rate:
Interest rate = 6.00%	$—	$—	$50.0	$—	$—	$—	$50.0
Interest rate = 1.949%(2)	$—	$—	$—	$150.0	$—	$—	$150.0
Interest rate = 2.387%(2)	$—	$—	$—	$75.0	$—	$—	$75.0

(1) Amount does not include the recorded fair value of the swap instrument, which totaled $9.9 million and $2.1 million at the end of fiscal 2018 and 2017, respectively.
(2) The company's revolving credit facility has a variable interest rate, but due to the interest rate swaps, the rate on $150.0 million and $75.0 million will be fixed at 1.949% and 2.387%, respectively as demonstrated in the table above.

44 2018 Annual Report

Item 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Herman Miller, Inc.
Consolidated Statements of Comprehensive Income

	Fiscal Years Ended
(In millions, except per share data)	June 2, 2018	June 3, 2017	May 28, 2016
Net sales	$2,381.2	$2,278.2	$2,264.9
Cost of sales	1,508.2	1,414.0	1,390.7
Gross margin	873.0	864.2	874.2
Operating expenses:
Selling, general and administrative	616.7	587.8	585.6
Restructuring and impairment expenses	5.7	12.5	—
Design and research	73.1	73.1	77.1
Total operating expenses	695.5	673.4	662.7
Operating earnings	177.5	190.8	211.5
Other expenses (income):
Interest expense	13.5	15.2	15.4
Interest and other investment income	(4.4)	(2.2)	(0.8)
Other, net	0.3	0.2	0.3
Net other expenses	9.4	13.2	14.9
Earnings before income taxes	168.1	177.6	196.6
Income tax expense	42.4	55.1	59.5
Equity earnings from nonconsolidated affiliates, net of tax	3.0	1.6	0.4
Net earnings	128.7	124.1	137.5
Net earnings attributable to noncontrolling interests	0.6	0.2	0.8
Net earnings attributable to Herman Miller, Inc.	$128.1	$123.9	$136.7

Earnings per share — basic	$2.15	$2.07	$2.28
Earnings per share — diluted	$2.12	$2.05	$2.26

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$2.7	$(7.2)	$(8.8)
Pension and post-retirement liability adjustments	10.4	(12.7)	0.5
Unrealized gains on interest rate swap agreement	7.8	2.1	—
Unrealized holding gain on available for sale securities	—	0.1	—
Total other comprehensive income (loss)	20.9	(17.7)	(8.3)
Comprehensive income	149.6	106.4	129.2
Comprehensive income attributable to noncontrolling interests	0.6	0.2	0.8
Comprehensive income attributable to Herman Miller, Inc.	$149.0	$106.2	$128.4

Herman Miller, Inc. and Subsidiaries 45

Herman Miller, Inc.
Consolidated Balance Sheets

(In millions, except share and per share data)	June 2, 2018	June 3, 2017
Assets
Current Assets:
Cash and cash equivalents	$203.9	$96.2
Marketable securities	8.6	8.6
Accounts and notes receivable, less allowances of $3.1 in 2018 and $3.3 in 2017	219.3	186.6
Inventories, net	162.4	152.4
Prepaid taxes	9.9	17.7
Other	41.3	30.4
Total Current Assets	645.4	491.9

Property and Equipment:
Land and improvements	24.4	24.0
Buildings and improvements	238.6	229.0
Machinery and equipment	700.0	662.4
Construction in progress	57.8	53.3
Gross Property and Equipment	1,020.8	968.7
Less: Accumulated depreciation	(689.4)	(654.1)
Net Property and Equipment	331.4	314.6
Goodwill	304.1	304.5
Indefinite-lived intangibles	78.1	78.1
Other amortizable intangibles, net	41.3	45.4
Other assets	79.2	71.8
Total Assets	$1,479.5	$1,306.3

Liabilities, Redeemable Noncontrolling Interests and Stockholders' Equity
Current Liabilities:
Accounts payable	$171.4	$148.4
Accrued compensation and benefits	86.3	79.7
Accrued warranty	51.5	47.7
Unearned revenue	30.4	33.2
Other accrued liabilities	74.2	76.7
Total Current Liabilities	413.8	385.7

Long-term debt, less current portion	275.0	199.9
Pension and post-retirement benefits	15.6	38.5
Other liabilities	79.8	69.9
Total Liabilities	784.2	694.0

Redeemable noncontrolling interests	30.5	24.6
Stockholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized, none issued)	—	—
Common stock, $0.20 par value (240,000,000 shares authorized, 59,230,974 and 59,715,824 shares issued and outstanding in 2018 and 2017, respectively)	11.7	11.9
Additional paid-in capital	116.6	139.3
Retained earnings	598.3	519.5
Accumulated other comprehensive loss	(61.3)	(82.2)
Key executive deferred compensation	(0.7)	(1.0)
Herman Miller, Inc. Stockholders' Equity	664.6	587.5
Noncontrolling interests	0.2	0.2
Total Stockholders' Equity	664.8	587.7
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders' Equity	$1,479.5	$1,306.3

46 2018 Annual Report

Herman Miller, Inc.
Consolidated Statements of Stockholders' Equity

(In millions)	Fiscal Years Ended
	June 2, 2018	June 3, 2017	May 28, 2016
Preferred Stock
Balance at beginning of year and end of year	$—	$—	$—
Common Stock
Balance at beginning of year	$11.9	$12.0	$11.9
Repurchase and retirement of common stock	(0.3)	(0.1)	—
Restricted stock units released	0.1	—	0.1
Balance at end of year	$11.7	$11.9	$12.0
Additional Paid-in Capital
Balance at beginning of year	$139.3	$142.7	$135.1
Cumulative effect of accounting change	(0.3)	—	—
Exercise of stock options	14.6	9.4	6.6
Repurchase and retirement of common stock	(46.2)	(23.7)	(14.1)
Employee stock purchase plan issuances	2.0	1.9	1.7
Stock-based compensation expense	7.0	9.1	11.9
Excess tax benefit for stock-based compensation	—	(0.6)	0.8
Restricted stock units released	0.2	0.3	0.2
Deferred compensation plan	(0.4)	(0.1)	(0.1)
Directors' fees	0.4	0.3	0.6
Balance at end of year	$116.6	$139.3	$142.7
Retained Earnings
Balance at beginning of year	$519.5	$435.3	$330.2
Cumulative effect of accounting change	0.1	—	—
Net income attributable to Herman Miller, Inc.	128.1	123.9	136.7
Dividends declared on common stock (per share - 2018: $0.72; 2017: $0.68; 2016: $0.59)	(43.2)	(40.9)	(35.6)
Noncontrolling interests redemption value adjustment	(6.2)	1.2	4.0
Balance at end year	$598.3	$519.5	$435.3
Accumulated Other Comprehensive Loss
Balance at beginning of year	$(82.2)	$(64.5)	$(56.2)
Other comprehensive income (loss)	20.9	(17.7)	(8.3)
Balance at end of year	$(61.3)	$(82.2)	$(64.5)
Key Executive Deferred Compensation
Balance at beginning of year	$(1.0)	$(1.1)	$(1.2)
Deferred compensation plan	0.3	0.1	0.1
Balance at end of year	$(0.7)	$(1.0)	$(1.1)
Herman Miller, Inc. Stockholders' Equity	$664.6	$587.5	$524.4
Noncontrolling Interests
Balance at beginning of year	$0.2	$0.3	$0.5
Net income attributable to noncontrolling interests	—	—	0.3
Deconsolidation of entity with noncontrolling interests	—	—	(0.5)
Stock-based compensation expense	—	(0.1)	—
Balance at end of year	$0.2	$0.2	$0.3
Total Stockholders' Equity	$664.8	$587.7	$524.7

Herman Miller, Inc. and Subsidiaries 47

Herman Miller, Inc.
Consolidated Statements of Cash Flows

	Fiscal Years Ended
(In millions)	June 2, 2018	June 3, 2017	May 28, 2016
Cash Flows from Operating Activities:
Net earnings	$128.7	$124.1	$137.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation expense	60.9	52.9	47.0
Amortization expense	6.0	6.0	6.0
Provision for losses on accounts receivable and notes receivable	0.9	—	2.2
Earnings from nonconsolidated affiliates net of dividends received	(0.2)	(1.5)	—
Gain on sales of property and dealers	(0.5)	—	(5.8)
Deferred taxes	(0.8)	14.8	10.4
Pension contributions	(13.4)	(1.1)	(1.2)
Pension and post-retirement expenses	2.9	0.5	1.4
Restructuring and impairment expenses	5.7	12.5	—
Stock-based compensation	7.7	8.7	11.9
Excess tax benefits from stock-based compensation	—	(0.5)	(1.4)
Increase in long-term liabilities	3.4	6.2	6.7
Changes in current assets and liabilities:
(Increase) decrease in accounts receivable	(33.1)	17.3	(30.5)
Increase in inventories	(12.4)	(29.9)	(6.0)
Increase in prepaid expenses and other	(3.0)	(0.5)	(11.7)
Increase (decrease) in accounts payable	16.0	(11.2)	8.7
(Decrease) increase in accrued liabilities	(0.3)	0.8	33.5
Other	(2.0)	3.0	1.7
Net Cash Provided by Operating Activities	166.5	202.1	210.4

Cash Flows from Investing Activities:
Net (advances) receipts from notes receivable	(1.1)	2.4	0.2
Marketable securities purchases	(1.0)	(2.0)	(7.8)
Marketable securities sales	1.0	0.9	6.1
Capital expenditures	(70.6)	(87.3)	(85.1)
Proceeds from sales of property and dealers	2.1	—	10.7
Payments of loans on cash surrender value of life insurance	—	(15.3)	—
Proceeds from life insurance policy	8.1	—	—
Acquisitions, net of cash received	—	—	(3.6)
Equity investment in non-controlled entities	—	(13.1)	—
Other, net	(1.2)	(1.9)	(1.3)
Net Cash Used for Investing Activities	(62.7)	(116.3)	(80.8)

Cash Flows from Financing Activities:
Repayments of long-term debt	(150.0)	—	—
Proceeds from credit facility	340.4	794.4	800.8
Repayments of credit facility	(115.4)	(816.4)	(868.8)
Dividends paid	(42.4)	(39.4)	(34.9)
Common stock issued	17.0	11.7	9.2
Common stock repurchased and retired	(46.5)	(23.8)	(14.1)
Excess tax benefits from stock-based compensation	—	0.5	1.4
Payment of contingent consideration obligation	(0.1)	(2.0)	—
Purchase of noncontrolling interests	(1.0)	(1.5)	—
Other, net	0.5	1.9	(0.1)
Net Cash Provided by (Used for) Financing Activities	2.5	(74.6)	(106.5)
Effect of exchange rate changes on cash and cash equivalents	1.4	0.1	(1.9)
Net Increase In Cash and Cash Equivalents	107.7	11.3	21.2
Cash and cash equivalents, Beginning of Year	96.2	84.9	63.7
Cash and Cash Equivalents, End of Year	$203.9	$96.2	$84.9

Other Cash Flow Information
Interest paid	$16.4	$13.4	$13.4
Income taxes paid, net of cash received	$34.2	$35.6	$57.6

48 2018 Annual Report

Notes to the Consolidated Financial Statements

Herman Miller, Inc. and Subsidiaries 49

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

Fiscal Year
The company's fiscal year ends on the Saturday closest to May 31. The fiscal year ended June 2, 2018 contained 52 weeks, while the fiscal year ended June 3, 2017 contained 53 weeks. The fiscal year ended May 28, 2016 contained 52 weeks.

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

The financial statement impact of gains and losses resulting from remeasuring foreign currency transactions into the appropriate functional currency resulted in a net gain $0.4 million for fiscal year ended June 2, 2018, and a net loss of $0.7 million and $0.7 million for the fiscal years ended June 3, 2017 and May 28, 2016, respectively. These amounts are included in “Other, net” in the Consolidated Statements of Comprehensive Income.

Cash Equivalents
The company holds cash equivalents as part of its cash management function. Cash equivalents include money market funds and time deposit investments with original maturities of less than three months. The carrying value of cash equivalents, which approximates fair value, totaled $148.8 million and $33.6 million as of June 2, 2018 and June 3, 2017, respectively. All cash equivalents are high-credit quality financial instruments, and the amount of credit exposure to any one financial institution or instrument is limited.

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

Concentrations of Credit Risk
The company's trade receivables are primarily due from independent dealers who, in turn, carry receivables from their customers. The company monitors and manages the credit risk associated with individual dealers and direct customers where applicable. Dealers are responsible for assessing and assuming credit risk of their customers and may require their customers to provide deposits, letters of credit or other credit

50 2018 Annual Report

enhancement measures. Some sales contracts are structured such that the customer payment or obligation is direct to the company. In those cases, the company may assume the credit risk. Whether from dealers or customers, the company's trade credit exposures are not concentrated with any particular entity.

Inventories
Inventories are valued at the lower of cost or market and include material, labor and overhead. Inventory cost is determined using the last-in, first-out (LIFO) method at manufacturing facilities in Michigan, whereas inventories of the company's other locations are valued using the first-in, first-out (FIFO) method. The company establishes reserves for excess and obsolete inventory based on prevailing circumstances and judgment for consideration of current events, such as economic conditions, that may affect inventory. The reserve required to record inventory at lower of cost or net realizable value may be adjusted in response to changing conditions. Further information on the company's recorded inventory balances can be found in Note 3 of the Consolidated Financial Statements.

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

To estimate the fair value of each reporting unit, the company utilizes a weighting of the income method and the market method. The income method is based on a discounted future cash flow approach that uses a number of estimates, including revenue based on assumed growth rates, estimated costs and discount rates based on the reporting unit's weighted average cost of capital. Growth rates for each reporting unit are determined based on internal estimates, historical data and external sources. The growth estimates are also used in planning for the company's long-term and short-term business planning and forecasting. We test the reasonableness of the inputs and outcomes of our discounted cash flow analysis against comparable market data. The market method is based on financial multiples of companies comparable to each reporting unit and applies a control premium. The carrying value of each reporting unit represents the assignment of various assets and liabilities, excluding corporate assets and liabilities, such as cash, investments and debt.

Intangible assets with indefinite useful lives are not subject to amortization and are evaluated annually for impairment, or more frequently, when events or changes in circumstances indicate that the fair value of an intangible asset may not be recoverable. The company utilizes the relief from royalty methodology to test for impairment. The primary assumptions for the relief from royalty method include revenue forecasts, earnings forecasts, royalty rates and discount rates. The company measures and records an impairment loss for the excess of the carrying value of the asset over its fair value. The company's indefinite-lived intangible assets consist of certain trade names valued at approximately $78.1 million as of the end of fiscal 2018 and fiscal 2017. These assets have indefinite useful lives.

During fiscal 2017, the company recognized asset impairment expense totaling $7.1 million associated with the Nemschoff trade name, which was recorded within the Specialty operating segment. As of the end of fiscal 2017, the carrying value of the Nemschoff trade name was zero. These impairment expenses are recorded in the Restructuring and impairment expenses line item within the Consolidated Statements of Comprehensive Income.

Goodwill and other indefinite-lived assets included in the Consolidated Balance Sheets consist of the following:

(In millions)	Goodwill	Indefinite-lived Intangible Assets	Total Goodwill and Indefinite-lived Intangible Assets
Balance, May 28, 2016	$305.3	$85.2	$390.5
Foreign currency translation adjustments	(0.7)	—	(0.7)
Sale of owned dealer	(0.1)	—	(0.1)
Impairment charges	—	(7.1)	(7.1)
Balance, June 03, 2017	$304.5	$78.1	$382.6
Foreign currency translation adjustments	(0.1)	—	(0.1)
Sale of owned dealer	(0.3)	—	(0.3)
Balance, June 02, 2018	$304.1	$78.1	$382.2

Herman Miller, Inc. and Subsidiaries 51

Property, Equipment and Depreciation
Property and equipment are stated at cost. The cost is depreciated over the estimated useful lives of the assets using the straight-line method. Estimated useful lives range from 3 to 10 years for machinery and equipment and do not exceed 40 years for buildings. Leasehold improvements are depreciated over the lesser of the lease term or the useful life of the asset. The company capitalizes certain costs incurred in connection with the development, testing, and installation of software for internal use. Software for internal use is included in property and equipment and is depreciated over an estimated useful life not exceeding 5 years. Depreciation and amortization expense is included in the Consolidated Statements of Comprehensive Income in the Cost of sales, Selling, general and administrative, and Design and research line items.

As of the end of fiscal 2018, outstanding commitments for future capital purchases approximated $49.5 million.

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

	June 2, 2018
(In millions)	Patent and Trademarks	Customer Relationships	Other	Total
Gross carrying value	$22.4	$55.3	$7.5	$85.2
Accumulated amortization	14.7	23.5	5.7	43.9
Net	$7.7	$31.8	$1.8	$41.3

	June 3, 2017
	Patent and Trademarks	Customer Relationships	Other	Total
Gross carrying value	$20.5	$55.3	$7.5	$83.3
Accumulated amortization	13.3	19.7	4.9	37.9
Net	$7.2	$35.6	$2.6	$45.4

The company amortizes these assets over their remaining useful lives using the straight-line method over periods ranging from 5 years to 20 years, or on an accelerated basis, to reflect the expected realization of the economic benefits. It is estimated that the weighted-average remaining useful life of patents and trademarks is approximately 6 years and the weighted-average remaining useful life of customer relationships is 8 years.

Estimated amortization expense on existing amortizable intangible assets as of June 2, 2018, for each of the succeeding five fiscal years, is as follows:

(In millions)
2019	$5.9
2020	$5.6
2021	$5.6
2022	$5.6
2023	$5.6

Self-Insurance
The company is partially self-insured for general liability, workers' compensation and certain employee health and dental benefits under insurance arrangements that provide for third-party coverage of claims exceeding the company's loss retention levels. The company's health benefit and auto liability retention levels do not include an aggregate stop loss policy. The company's retention levels designated within significant insurance arrangements as of June 2, 2018, are as follows:

52 2018 Annual Report

(In millions)	Retention Level (per occurrence)
General liability	$1.00
Auto liability	$1.00
Workers' compensation	$0.75

The company accrues for its self-insurance arrangements, as well as reserves for health, prescription drugs, and dental benefit exposures based on actuarially-determined estimates, which are recorded in “Other liabilities” in the Consolidated Balance Sheets. The value of the liability as of June 2, 2018 and June 3, 2017 was $11.2 million and $10.5 million, respectively. The actuarial valuations are based on historical information along with certain assumptions about future events. Changes in assumptions for such matters as legal actions, medical costs and changes in actual experience could cause these estimates to change. The general and workers' compensation liabilities are managed through the company's wholly-owned insurance captive.

Redeemable Noncontrolling Interests
Certain minority shareholders in the company's subsidiary Herman Miller Consumer Holdings, Inc. have the right, at specified times over a period of time, to require the company to acquire portions of their ownership interest in those entities at fair value. Their interests in these subsidiaries are classified outside permanent equity in the Consolidated Balance Sheets and are carried at the current estimated redemption amounts.

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

Research, Development and Other Related Costs
Research, development, pre-production and start-up costs are expensed as incurred. Research and development ("R&D") costs consist of expenditures incurred during the course of planned research and investigation aimed at discovery of new knowledge useful in developing new products or processes. R&D costs also include the significant enhancement of existing products or production processes and the implementation of such through design, testing of product alternatives or construction of prototypes. R&D costs included in “Design and research” expense in the accompanying Consolidated Statements of Comprehensive Income are $57.1 million, $58.6 million and $62.4 million, in fiscal 2018, 2017, and 2016, respectively.

Royalty payments made to designers of the company's products as the products are sold are a variable cost based on product sales. These expenses totaled $16.0 million, $14.5 million and $14.7 million in fiscal years 2018, 2017 and 2016 respectively. They are included in Design and research expense in the accompanying Consolidated Statements of Comprehensive Income.

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

Herman Miller, Inc. and Subsidiaries 53

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

Comprehensive Income
Comprehensive income consists of Net earnings, Foreign currency translation adjustments, Unrealized holding gain on available-for-sale securities, Unrealized gains on interest rate swap agreement and Pension and post-retirement liability adjustments. Refer to Note 14 of the Consolidated Financial Statements for further information regarding comprehensive income.

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

54 2018 Annual Report

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

Improvements to Employee Share-Based Payment Accounting
Under the new guidance, all excess tax benefits/deficiencies should be recognized as income tax expense/benefit, entities may elect how to account for forfeitures and cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity on the cash flow.
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

Herman Miller, Inc. and Subsidiaries 55

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
June 3, 2018
The company has completed its review of the impact of the new standard and has identified changes in the determination of performance obligations around product and service revenue. For commercial contracts in which the company sells directly to end customers, in most cases, the company currently delays revenue recognition until the products are shipped and installed and records third-party installation and certain other fees net. However, under the new standard, in most cases, the company will recognize product revenue when title and risk of loss have transferred and will recognize service revenue as the services are performed. Additionally, the company will record certain product pricing elements related to its direct customer sales within Cost of Sales rather than net within revenue as is current practice. The company has determined that these elements relate to the product performance obligation which the company is considered to control under the new standard. The company has implemented changes to its business processes, systems and controls to support recognition and disclosure under the new standard. The company is adopting the standard in fiscal 2019 using the modified-retrospective approach and as a result expects to record an accumulative catch up adjustment of approximately $2 million increase to fiscal 2019 beginning retained earnings.

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

56 2018 Annual Report

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

On January 1, 2017, the company completed the sale of a wholly-owned contract furniture dealership in Pennsylvania in exchange for a $3.0 million note receivable. A pre-tax gain of  $0.7 million was recognized as a result of the sale within the caption Selling, general and administrative within the Consolidated Statements of Comprehensive Income. The note receivable was deemed to be a variable interest in a variable interest entity. The carrying value of the note was $2.5 million as of June 2, 2018 and represents the company's maximum exposure to loss. The company is not deemed to be the primary beneficiary of the variable interest entity as the buyers of the dealership control the activities that most significantly impact the entity's economic performance, including sales, marketing and operations.
Naughtone Holdings Limited
On June 3, 2016, the company acquired a 50 percent noncontrolling equity interest in Naughtone, a leader in soft seating products, stools, occasional tables and meeting tables, for $12.4 million in cash consideration. In the second quarter of fiscal 2017, the company paid additional purchase consideration of approximately $0.6 million as part of the final net equity adjustment.

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

3. Inventories

(In millions)	June 2, 2018	June 3, 2017
Finished goods and work in process	$124.2	$119.0
Raw materials	38.2	33.4
Total	$162.4	$152.4

Inventories valued using LIFO amounted to $25.5 million and $25.2 million as of June 2, 2018 and June 3, 2017, respectively. If all inventories had been valued using the first-in first-out method, inventories would have been $175.3 million and $164.6 million at June 2, 2018 and June 3, 2017, respectively.

Herman Miller, Inc. and Subsidiaries 57

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

(in millions)	June 2, 2018	June 3, 2017
Investments in nonconsolidated affiliates	$16.8	$16.2

(in millions)	June 2, 2018	June 3, 2017	May 28, 2016
Equity earnings from nonconsolidated affiliates	$3.0	$1.6	$0.4

The company had an ownership interest in five nonconsolidated affiliates at June 2, 2018. Refer to the company's ownership percentages shown below:

Ownership Interest	June 2, 2018	June 3, 2017
Kvadrat Maharam Arabia DMCC	50.0%	50.0%
Kvadrat Maharam Pty Limited	50.0%	50.0%
Kvadrat Maharam Turkey JSC	50.0%	50.0%
Danskina B.V.	50.0%	50.0%
Naughtone Holdings Limited	50.0%	50.0%

Kvadrat Maharam
The Kvadrat Maharam nonconsolidated affiliates are distribution entities that are engaged in selling decorative upholstery, drapery and wall covering products. At June 2, 2018 and June 3, 2017, the company's investment value in Kvadrat Maharam Pty was $1.9 million and $1.8 million more than the company's proportionate share of the underlying net assets, respectively. This difference was driven by a step-up in fair value of the investment in Kvadrat Maharam Pty, stemming from the Maharam business combination. This amount is considered to be a permanent basis difference.

Naughtone
At June 2, 2018, the company's investment value in Naughtone was $10.2 million more than the company's proportionate share of the underlying net assets, of which $2.4 million was being amortized over the remaining useful lives of the assets, while $7.8 million was considered a permanent basis difference. The change in the permanent basis difference from the prior year was due to changes in foreign currency exchange rates.

At June 3, 2017, the company's investment value in Naughtone was $9.8 million more than the company's proportionate share of the underlying net assets, of which $2.3 million was being amortized over the remaining useful lives of the assets, while $7.5 million was considered a permanent basis difference.

Transactions with Nonconsolidated Affiliates
Sales to and purchases from nonconsolidated affiliates were as follows for the periods presented below:

(in millions)	June 2, 2018	June 3, 2017	May 28, 2016
Sales to nonconsolidated affiliates	$4.3	$4.0	$2.5
Purchases from nonconsolidated affiliates	$6.8	$4.2	$0.9

Balances due to or due from nonconsolidated affiliates were as follows for the periods presented below:

(in millions)	June 2, 2018	June 3, 2017
Receivables from nonconsolidated affiliates	$0.9	$0.8
Payables to nonconsolidated affiliates	$1.0	$0.5

58 2018 Annual Report

5. Long-Term Debt

Long-term debt consisted of the following obligations:

(In millions)	June 2, 2018	June 3, 2017
Series B Senior Notes, 6.42%, due January 3, 2018	$—	$149.9
Debt securities, 6.0%, due March 1, 2021	50.0	50.0
Syndicated Revolving Line of Credit, due September 2021	225.0	—
Construction-Type Lease	7.0	7.0
Supplier financing program	3.8	3.2
Total debt	$285.8	$210.1
Less: Current debt	(10.8)	(10.2)
Long-term debt	$275.0	$199.9

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

On January 3, 2018, the company borrowed $225.0 million on its existing revolving line of credit. Of these proceeds, $150.0 million was used to repay its Series B senior notes upon maturity, while the rest of the proceeds was designated for general business purposes.

As of June 2, 2018, the total debt outstanding related to borrowings under the syndicated revolving line of credit was $225.0 million. Available borrowings against this facility were $166.8 million due to $8.2 million related to outstanding letters of credit. As of June 3, 2017, there were zero outstanding borrowings against this facility and available borrowings were $391.7 million due to $8.3 million related to outstanding letters of credit.

Our senior notes and the unsecured senior revolving credit facility restrict, without prior consent, our borrowings, capital leases and the sale of certain assets. In addition, we have agreed to maintain certain financial performance ratios, which include a maximum leverage ratio covenant, which is measured by the ratio of debt to trailing four quarter adjusted EBITDA (as defined in the credit agreement) and is required to be less than 3.5:1, except that we may elect, under certain conditions, to increase the maximum Leverage Ratio to 4:1 for four consecutive fiscal quarter end dates. The covenants also require a minimum interest coverage ratio, which is measured by the ratio of trailing four quarter EBITDA to trailing four quarter interest expense (as defined in the credit agreement) and is required to be greater than 4:1. Adjusted EBITDA is generally defined in the credit agreement as EBITDA adjusted by certain items which include non-cash share-based compensation, non-recurring restructuring costs and extraordinary items. At June 2, 2018 and June 3, 2017, the company was in compliance with all of these restrictions and performance ratios.

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

The company has lengthened the payment terms for certain suppliers that have chosen to participate in the program. As a result, certain amounts due to suppliers have payment terms that are longer than standard industry practice and as such, these amounts have been excluded from the caption “Accounts payable” in the Condensed Consolidated Balance Sheets as the amounts have been accounted for by the company as a current debt obligation. Accordingly, $3.8 million and $3.2 million have been recorded within the caption “Other accrued liabilities” for the periods ended June 2, 2018 and June 3, 2017, respectively.

Construction-Type Lease
During fiscal 2015, the company entered into a lease agreement for the occupancy of a new studio facility in Palo Alto, California. During fiscal 2017, the company became the deemed owner of the leased building for accounting purposes as a result of the company's involvement during the construction phase of the project. The lease is therefore accounted for as a financing transaction and the recorded asset and related financing obligation have been recorded in the Consolidated Balance Sheets within both Construction in progress and Other accrued liabilities for the fiscal periods ended June 2, 2018 and June 3, 2017. The value of the building and the related financing liability was $7.0 million at June 2, 2018 and June 3, 2017. The original fair value of the building and the related financing liability was determined through a blend of an income approach,

Herman Miller, Inc. and Subsidiaries 59

comparable property sales approach and a replacement cost approach. Upon completion of construction, the liability will be reclassified into Long-term debt.

Annual maturities of long-term debt for the five fiscal years subsequent to June 2, 2018 are as shown in the table below.

(In millions)
2019	$—
2020	$—
2021	$50.0
2022	$225.0
2023	$—
Thereafter	$—

60 2018 Annual Report

6. Operating Leases

The company leases real property and equipment under agreements that expire on various dates. Certain leases contain renewal provisions and generally require the company to pay utilities, insurance, taxes, and other operating expenses.

Future minimum rental payments required under operating leases that have non-cancelable lease terms as of June 2, 2018, are as follows:

(In millions)
2019	$45.8
2020	$42.8
2021	$40.5
2022	$43.1
2023	$32.5
Thereafter	$123.8

Total rental expense charged to operations was $49.3 million, $45.3 million and $45.6 million, in fiscal 2018, 2017 and 2016, respectively. Substantially all such rental expense represented the minimum rental payments under operating leases.

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

Benefit Obligations and Funded Status
The following table presents, for the fiscal years noted, a summary of the changes in the projected benefit obligation, plan assets and funded status of the company's domestic and international pension plans and post-retirement plan:

Herman Miller, Inc. and Subsidiaries 61

	Pension Benefits				Post-Retirement Benefits
	2018		2017		2018	2017
(In millions)	Domestic	International	Domestic	International
Change in benefit obligation:
Benefit obligation at beginning of year	$1.0	$113.8	$1.0	$104.4	$5.0	$5.9
Interest cost	0.1	2.7	0.1	2.7	0.1	0.2
Foreign exchange impact	—	4.2	—	(12.5)	—	—
Actuarial (gain) loss	—	(12.2)	—	23.4	(0.5)	(0.4)
Benefits paid	(0.1)	(2.6)	(0.1)	(4.2)	(0.6)	(0.7)
Benefit obligation at end of year	$1.0	$105.9	$1.0	$113.8	$4.0	$5.0

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$80.5	$—	$85.0	$—	$—
Actual return on plan assets	—	1.2	—	9.6	—	—
Foreign exchange impact	—	2.8	—	(10.3)	—	—
Employer contributions	0.1	12.7	0.1	0.4	0.6	0.7
Benefits paid	(0.1)	(2.6)	(0.1)	(4.2)	(0.6)	(0.7)
Fair value of plan assets at end of year	$—	$94.6	$—	$80.5	$—	$—

Funded status:
Under funded status at end of year	$(1.0)	$(11.3)	$(1.0)	$(33.3)	$(4.0)	$(5.0)

Components of the amounts recognized in the Consolidated Balance Sheets:
Current liabilities	$(0.1)	$—	$(0.1)	$—	$(0.6)	$(0.7)
Non-current liabilities	$(0.9)	$(11.3)	$(0.9)	$(33.3)	$(3.4)	$(4.3)

Components of the amounts recognized in Accumulated other comprehensive loss before the effect of income taxes:
Unrecognized net actuarial loss (gain)	$0.3	$40.8	$0.3	$50.9	$(1.1)	$(0.6)
Accumulated other comprehensive loss	$0.3	$40.8	$0.3	$50.9	$(1.1)	$(0.6)

The accumulated benefit obligation for the company's domestic pension benefit plans totaled $1.0 million as of the end of both fiscal 2018 and fiscal 2017. For its international plans, the accumulated benefit obligation totaled $102.2 million and $110.0 million as of fiscal 2018 and fiscal 2017, respectively. The following table summarizes the totals for pension plans with accumulated benefit obligations in excess of plan assets:

Pension Plans with Accumulated Benefit Obligation in Excess of Plan Assets
(In millions)	2018	2017
Projected benefit obligation	$106.9	$114.8
Accumulated benefit obligation	$103.1	$111.0
Fair value of plan assets	$94.6	$80.5

The following table is a summary of the annual cost of the company's pension and post-retirement plans:

Components of Net Periodic Benefit Costs and Other Changes Recognized in Other Comprehensive Income:
	Pension Benefits			Post-Retirement Benefits
(In millions)	2018	2017	2016	2018	2017	2016
Domestic:
Interest cost	$0.1	$0.1	$—	$0.1	$0.2	$0.2
Net periodic benefit cost	$0.1	$0.1	$—	$0.1	$0.2	$0.2

International:
Interest cost	$2.7	$2.7	$3.8
Expected return on plan assets	(5.6)	(4.7)	(5.4)
Net amortization	4.2	2.2	2.8
Net periodic benefit cost	$1.3	$0.2	$1.2

62 2018 Annual Report

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Income):
	Pension Benefits		Post-Retirement Benefits
(In millions)	2018	2017	2018	2017
Domestic:
Net actuarial gain	$—	$—	$(0.5)	$(0.4)
Total recognized in other comprehensive loss	$—	$—	$(0.5)	$(0.4)

International:
Net actuarial (gain) loss	$(7.7)	$18.6
Net amortization	(4.2)	(2.2)
Total recognized in other comprehensive loss	$(11.9)	$16.4

The net actuarial loss, included in accumulated other comprehensive loss (pretax), expected to be recognized in net periodic benefit cost during fiscal 2019 is $2.9 million.

Actuarial Assumptions
The weighted-average actuarial assumptions used to determine the benefit obligation amounts and the net periodic benefit cost for the company's pension and post-retirement plans are as follows:

The weighted-average used in the determination of net periodic benefit cost:
	2018		2017		2016
(Percentages)	Domestic	International	Domestic	International	Domestic	International
Discount rate	3.53	2.49	3.51	3.43	3.41	3.50
Compensation increase rate	n/a	3.25	n/a	2.95	n/a	3.20
Expected return on plan assets	n/a	6.10	n/a	6.10	n/a	6.10

The weighted-average used in the determination of the projected benefit obligations:
Discount rate	3.99	2.87	3.53	2.49	3.51	3.43
Compensation increase rate	n/a	3.10	n/a	3.25	n/a	2.95

Effective May 28, 2016, the company changed the method it uses to estimate the interest component of net periodic benefit cost for pension and other postretirement benefits. Historically, the company has estimated the interest cost component utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. The company has elected to utilize a full yield curve approach in the estimation of interest cost by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. The company has made this change to provide a more precise measurement of interest cost by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. The company accounted for this change as a change in accounting estimate and accordingly, accounted for it prospectively. The impact of this change on consolidated earnings for fiscal 2018 and 2017 was a reduction of the interest cost component of net periodic benefit cost of approximately $0.3 million and $0.4 million.

In calculating post-retirement benefit obligations for fiscal 2018, a 7.1 percent annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2019, decreasing gradually to 4.3 percent by 2038 and remaining at that level thereafter. For purposes of calculating post-retirement benefit costs, a 7.5 percent annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2018, decreasing gradually to 4.3 percent by 2038 and remaining at that level thereafter.

Assumed health care cost-trend rates have a significant effect on the amounts reported for retiree health care costs. A one-percentage-point change in the assumed health care cost-trend rates would have the following effects:

(In millions)	1 Percent Increase	1 Percent Decrease
Effect on total fiscal 2018 service and interest cost components	$—	$—
Effect on post-retirement benefit obligation at June 2, 2018	$0.1	$(0.1)

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

Herman Miller, Inc. and Subsidiaries 63

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

The company utilizes independent investment managers to assist with investment decisions within the overall guidelines of the investment strategy. The target asset allocation at the end of fiscal 2018 and asset categories for the company's primary international pension plan for fiscal 2018 and 2017 are as follows:

Asset Category	Targeted Asset Allocation Percentage		Percentage of Plan Assets at Year End
	2018	2017	2018	2017
Fixed income	35	20	36	27
Common collective trusts	65	80	64	73
Total			100	100

(In millions)		International Plan as of June 2, 2018
Asset Category		Level 1	Level 2	Total
Cash and cash equivalents		$0.2	$—	$0.2
Foreign government obligations		—	33.4	33.4
Common collective trusts-balanced		—	61.0	61.0
Total		$0.2	$94.4	$94.6

(In millions)		International Plan as of June 3, 2017
Asset Category		Level 1	Level 2	Total
Cash and cash equivalents		$0.2	$—	$0.2
Foreign government obligations		—	21.4	21.4
Common collective trusts-balanced		—	58.9	58.9
Total		$0.2	$80.3	$80.5

Cash Flows
The company reviews pension funding requirements to determine the contribution to be made in the next year. Actual contributions will be dependent upon investment returns, changes in pension obligations and other economic and regulatory factors. During fiscal 2018, the company made total cash contributions of $13.4 million to its benefit plans. In fiscal 2017, the company made total cash contributions of $1.1 million to its benefit plans.

The following represents a summary of the benefits expected to be paid by the plans in future fiscal years. These expected benefits were estimated based on the same actuarial valuation assumptions used to determine benefit obligations at June 2, 2018.

(In millions)	Pension Benefits Domestic	Pension Benefits International	Post-Retirement Benefits
2019	$0.1	$2.0	$0.6
2020	$0.1	$2.0	$0.5
2021	$0.1	$2.1	$0.5
2022	$0.1	$2.5	$0.4
2023	$0.1	$2.4	$0.4
2024-2028	$0.3	$16.5	$1.4

Profit Sharing, 401(k) Plan, and Core Contribution
Substantially all of the company’s domestic employees are eligible to participate in a defined contribution retirement plan, primarily the Herman Miller, Inc. profit sharing and 401(k) plan (the "plan"). Employees under the plan are eligible to begin participating on their date of hire. Until June 4, 2017, the plan provided for discretionary contributions for eligible participants, payable in the company's common stock, of not more than 6 percent of employees' wages based on the company's financial performance. Effective June 4, 2017, the company discontinued the Employer Profit Sharing Contribution and instead, began allocating those funds to other components of pay and retirement. Under the plan the company matches 100 percent of employee contributions to their 401(k) accounts up to 3 percent of their pay. Effective September 3, 2017, the company increased the Employer Matching Contribution from 3 percent to 4 percent for all eligible employees. A core contribution of 4 percent

64 2018 Annual Report

is also included for most participants of the plan. There was an additional 1 percent contribution added to the quarterly Core Contribution for the quarter prior to the increased Employer Matching Contribution effective September 3, 2017. The company’s other defined contribution retirement plans may provide for matching contributions, non-elective contributions and discretionary contributions as declared by management.

The cost of the Herman Miller, Inc. profit sharing contribution during fiscal 2017 and 2016 was $6.0 million and $10.9 million, respectively. No profit sharing contribution was made in fiscal 2018. The expense recorded for the company's 401(k) matching contributions and core contributions was approximately $24.9 million, $22.8 million and $21.9 million in fiscal years 2018, 2017 and 2016, respectively.

8. Common Stock and Per Share Information

The following table reconciles the numerators and denominators used in the calculations of basic and diluted EPS for each of the last three fiscal years:

(In millions, except shares)	2018	2017	2016
Numerator:
Numerator for both basic and diluted EPS, Net earnings attributable to Herman Miller, Inc.	$128.1	$123.9	$136.7

Denominator:
Denominator for basic EPS, weighted-average common shares outstanding	59,681,268	59,871,805	59,844,540
Potentially dilutive shares resulting from stock plans	630,037	682,784	684,729
Denominator for diluted EPS	60,311,305	60,554,589	60,529,269

Equity awards of 348,089 shares, 764,154 shares and 528,676 shares of common stock were excluded from the denominator for the computation of diluted earnings per share for the fiscal years ended June 2, 2018, June 3, 2017 and May 28, 2016, respectively, because they were anti-dilutive. The company has certain share-based payment awards that meet the definition of participating securities.

Common Stock
The company has a share repurchase plan authorized by the Board of Directors on September 28, 2007, which provided share repurchase authorization of $300.0 million with no specified expiration date. During fiscal year 2018, 2017, and 2016, shares repurchased and retired totaled 1,356,156, 765,556, and 482,040 shares respectively.

9. Stock-Based Compensation

The company utilizes equity-based compensation incentives as a component of its employee and non-employee director and officer compensation philosophy. Currently, these incentives consist principally of stock options, restricted stock, restricted stock units and performance share units. The company also offers a stock purchase plan for its domestic and certain international employees. The company issues shares in connection with its share-based compensation plans from authorized, but unissued, shares. At June 2, 2018 there were 5,991,307 shares authorized under the various stock-based compensation plans.

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

The company classifies pre-tax stock-based compensation expense primarily within Operating expenses in the Consolidated Statements of Comprehensive Income. Pre-tax compensation expense and the related income tax benefit for all types of stock-based programs was as follows for the periods indicated:

Herman Miller, Inc. and Subsidiaries 65

(In millions)	June 2, 2018	June 3, 2017	May 28, 2016
Employee stock purchase program	$0.3	$0.3	$0.3
Stock option plans	2.6	2.0	1.9
Restricted stock units	3.9	3.6	3.2
Performance share units	0.9	2.8	6.5
Total	$7.7	$8.7	$11.9

Tax benefit	$2.3	$3.1	$4.3
As of June 2, 2018, total pre-tax stock-based compensation cost not yet recognized related to non-vested awards was approximately $7.8 million. The weighted-average period over which this amount is expected to be recognized is 0.79 years.

Employee Stock Purchase Program
Under the terms of the company's Employee Stock Purchase Plan, 4 million shares of authorized common stock were reserved for purchase by plan participants at 85 percent of the market price. Shares of common stock purchased under the employee stock purchase plan were 67,335, 68,547, and 70,768 for the fiscal years ended 2018, 2017 and 2016 respectively.

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

The company estimated the fair value of employee stock options on the date of grant using the Black-Scholes model. In determining these values, the following weighted-average assumptions were used for the options granted during the fiscal years indicated:

	2018	2017	2016
Risk-free interest rates (1)	1.79%	1.01%	1.51%
Expected term of options (2)	4.6 years	4.0 years	4.0 years
Expected volatility (3)	26%	26%	33%
Dividend yield (4)	2.23%	2.13%	2.03%
Weighted-average grant-date fair value of stock options:
Granted with exercise prices equal to the fair market value of the stock on the date of grant	$6.39	$5.50	$6.73
(1) Represents term-matched, zero-coupon risk-free rate from the Treasury Constant Maturity yield curve, continuously compounded.
(2) Represents historical settlement data, using midpoint scenario with 1-year grant date filter assumption for outstanding options.
(3) The blended volatility approach was used. 90% term-matched historical volatility from daily stock prices and 10% percent weighted average implied volatility from the 90 days preceding the grant date.
(4) Represents the quarterly dividend divided by the three-month average stock price as of the grant date, annualized and continuously compounded.

The following is a summary of the transactions under the company's stock option plans:

	Shares Under Option	Weighted-Average Exercise Prices	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Outstanding at June 3, 2017	1,329,702	$28.36	7.26	$5.8
Granted at market	323,412	$33.75
Exercised	(538,259)	$27.28
Forfeited or expired	(51,606)	$32.83
Outstanding at June 2, 2018	1,063,249	$30.33	7.45	$2.9
Ending vested + expected to vest	1,063,249	$30.33	7.45	$2.9
Exercisable at end of period	265,519	$23.96	4.78	$2.4

The weighted-average remaining recognition period of the outstanding stock options at June 2, 2018 was 0.75 years. The total pre-tax intrinsic value of options exercised during fiscal 2018, 2017 and 2016 was $5.0 million, $1.3 million and $2.3 million, respectively. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the company's closing stock price as of the end of the period

66 2018 Annual Report

presented, which would have been received by the option holders had all option holders exercised in-the-money options as of that date. Total cash received during fiscal 2018 from the exercise of stock options was $4.4 million.

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
The following is a summary of restricted stock unit transactions for the fiscal years indicated:

	Share Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value in Millions	Weighted-Average Remaining Contractual Term (Years)
Outstanding at June 3, 2017	384,952	$28.73	$12.6	1.14
Granted	242,012	$35.28
Forfeited	(19,233)	$30.86
Released	(126,704)	$27.75
Outstanding at June 2, 2018	481,027	$32.20	$15.8	1.28
Ending vested + expected to vest	481,027	32.20	$15.8	1.28

The weighted-average remaining recognition period of the outstanding restricted stock units at June 2, 2018, was 1.15 years. The fair value of the share units that vested during the twelve months ended June 2, 2018, was $4.3 million. The weighted average grant-date fair value of restricted stock units granted during 2018, 2017, and 2016 was $35.28, $31.83 and $29.03 respectively.

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

The following is a summary of performance share unit transactions for the fiscal years indicated:

	Share Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value in Millions	Weighted-Average Remaining Contractual Term (Years)
Outstanding at June 3, 2017	417,947	$31.18	$13.7	1.03
Granted	129,131	$31.28
Forfeited	(42,339)	$34.27
Released	(130,179)	$31.47
Outstanding at June 2, 2018	374,560	$30.76	$12.3	1.01
Ending vested + expected to vest	374,560	$30.76	$12.3	1.01

The weighted-average remaining recognition period of the outstanding performance share units at June 2, 2018, was 0.73 years. The fair value for shares that vested during the twelve months ended June 2, 2018, was $4.5 million. The weighted average grant-date fair value of performance share units granted during 2018, 2017, and 2016 was $31.28, $29.40, and $30.81 respectively.

Herman Miller Consumer Holdings Stock (HMCH) Option Plan
Certain employees were granted options to purchase stock of HMCH at a price not less than the market price of HMCH common stock on the date of grant. For the grants of options under the award program, options are potentially exercisable between one year and five years from date of grant and expire at the end of the window period that follows the fifth anniversary of the grant date. Vesting is based on the performance of

Herman Miller, Inc. and Subsidiaries 67

HMCH over a period of five years. Certain of these options have been classified as liability awards as the holders have the right to put the underlying shares to the company immediately upon exercise. Given this, the awards are measured at fair value at the end of each reporting period and compensation expense is adjusted accordingly to reflect the fair value over the requisite service period. The company estimates the issuance date fair value of HMCH stock options on the date of grant using the Black-Scholes model. The expense for these awards was $0.6 million during fiscal 2018 and the related liability for these awards was $0.9 million as of the end of fiscal 2018. The liability for the HMCH stock options is recorded within the Consolidated Balance Sheets within the "Other liabilities" line item.

The following weighted-average assumptions were used to value the liability associated with HMCH stock options as of June 2, 2018 and June 3, 2017:

	2018	2017
Risk-free interest rates (1)	2.29%	1.29%
Expected term of options (2)	1.1 years	2.1 years
Expected volatility (3)	35%	35%
Dividend yield	not applicable	not applicable
Strike price	$30.64	24.39
Per share value (4)	$8.24	3.24
(1) Represents the U.S. Treasury yield over the same period as the expected option term.
(2) Represents the period of time that options granted are expected to be outstanding.
(3) Amount is determined based on analysis of historical price volatility of the common stock of peer companies over a period equal to the expected term of the options.
(4) Based on the Black-Scholes formula.

	Shares Under Option	Weighted-Average Exercise Prices	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)
Outstanding at June 3, 2017	526,244	$24.20	2.20	$0.1
Granted	28,810	$21.08
Forfeited	(10,928)	$24.39
Outstanding at June 2, 2018	544,126	$24.04	1.20	$3.6
Exercisable at end of period	75,568	$21.83	1.20	$0.6

There were no HMCH options exercised during fiscal 2018. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the HMCH market price, less the strike price, as of the end of the period presented, which would have been received by the option holders had all option holders exercised in-the-money options as of that date.

Deferred Compensation Plan
The Herman Miller, Inc. Executive Equalization Retirement Plan is a supplemental deferred compensation plan and was made available for salary deferrals and company contributions beginning in January 2008. The plan is available to a select group of management or highly compensated employees who are selected for participation by the Executive Compensation Committee of the Board of Directors. The plan allows participants to defer up to 50 percent of their base salary and up to 100 percent of their incentive cash bonus. Company contributions to the plan “mirror” the amounts the company would have contributed to the various qualified retirement plans had the employee's compensation not been above the IRS statutory ceiling ($275,000 in 2018). The company does not guarantee a rate of return for these funds. Instead, participants make investment elections for their deferrals and company contributions. Investment options are the same as those available under the Herman Miller Profit Sharing and 401(k) Plan, except for company stock, which is not an investment option under this plan.

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

68 2018 Annual Report

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

	2018	2017	2016
Shares of common stock	8,828	9,982	21,988
Shares through the deferred compensation program	2,207	2,582	3,118

10. Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law in the United States. The effects of the Act included the reduction of the federal corporate income tax rate from 35 percent to 21 percent and a new participation exemption system of taxation on foreign earnings, among other provisions.

Effective January 1, 2018 the federal income tax rate was reduced from 35 percent to 21 percent. For fiscal tax payers a full year federal income tax rate is calculated based upon the number of days in the year subject to the 35 percent and the 21 percent tax rates. As a result, the company’s statutory federal tax rate for the fiscal year ended June 2, 2018 was 29.1 percent.

Securities and Exchange Commission Staff Accounting Bulletin No. 118 allows the use of provisional amounts if accounting for certain income tax effects of the Act has not been completed by the time the company’s financial statements are issued. A measurement period is provided beginning December 22, 2017 and shall not last longer than one year. Provisional amounts must be adjusted during the measurement period as accounting for the income tax effects of the Act is completed. For the fiscal year ended June 2, 2018, the company has not completed its accounting for all of the effects of the Act.

The Act is comprehensive and further guidance is expected from the Internal Revenue Service and the U.S. Treasury Department. Based on our analysis of the Act to date, we have provided the following reasonable estimates. The fiscal year ended June 2, 2018 included a provisional amount of $3 million in reduced income tax expense resulting from the reduced federal income tax rate. Additionally, as part of the transition towards the participation exemption system, in the fiscal period ended June 2, 2018, the company recorded a provisional U.S. tax liability of $9 million on certain undistributed foreign earnings, which is payable over eight years. The one-time tax is based in part on the amount of foreign earnings held in cash and other specified assets as of June 2, 2018. Finally, a favorable impact totaling $8.9 million was recognized as a result of applying the lower federal income tax rates to the company’s net deferred tax liabilities.

Upon enactment of the new law in our three-month period ended March 3, 2018, we had disclosed an initial favorable impact of $8.7 million applying lower federal income tax rates to the company’s net deferred tax liabilities and an initial $9.2 million U.S. tax liability on certain undistributed foreign earnings. These amounts, as noted above, were adjusted as of June 2, 2018 due to an analysis of additional available information as well as further clarification with respect to the new laws. The company will continue to refine its calculations as additional analysis is completed and further guidance is issued. These changes could be material to the consolidated financial statements.

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

The components of earnings before income taxes are as follows:

(In millions)	2018	2017	2016
Domestic	$121.6	$131.4	$154.9
Foreign	46.5	46.2	41.7
Total	$168.1	$177.6	$196.6

Herman Miller, Inc. and Subsidiaries 69

The provision (benefit) for income taxes consists of the following:

(In millions)	2018	2017	2016
Current: Domestic - Federal	$30.2	$28.7	$36.4
Domestic - State	4.3	2.3	6.4
Foreign	10.7	11.1	6.3
	45.2	42.1	49.1
Deferred: Domestic - Federal	(4.1)	9.2	7.5
Domestic - State	0.1	2.8	0.2
Foreign	1.2	1.0	2.7
	(2.8)	13.0	10.4
Total income tax provision	$42.4	$55.1	$59.5

The following table represents a reconciliation of income taxes at the United States blended statutory rate of 29.1 percent for 2018 and 35.0 percent for 2017 and 2016 with the effective tax rate as follows:

(In millions)	2018	2017	2016
Income taxes computed at the United States Statutory rate	$49.0	$62.2	$68.8
Increase (decrease) in taxes resulting from:
Remeasurement of U.S. deferred tax assets and liabilities due to the Tax Act	(8.9)	—	—
U.S. tax liability on undistributed foreign earnings due to the Tax Act	9.0	—	—
Foreign statutory rate differences	(4.0)	(5.7)	(4.3)
Manufacturing deduction under the American Jobs Creation Act of 2004	(2.7)	(3.4)	(4.8)
State taxes	3.3	3.8	5.2
United Kingdom patent box deduction for research and development	(1.8)	(2.6)	(1.7)
Research and development credit	(2.4)	(1.4)	(1.4)
Sale of manufacturing facility in the United Kingdom	—	—	(1.6)
Other, net	0.9	2.2	(0.7)
Income tax expense	$42.4	$55.1	$59.5
Effective tax rate	25.2%	31.1%	30.3%

70 2018 Annual Report

The tax effects and types of temporary differences that give rise to significant components of the deferred tax assets and liabilities at June 2, 2018 and June 3, 2017, are as follows:

(In millions)	2018	2017
Deferred tax assets:
Compensation-related accruals	$15.3	$22.7
Accrued pension and post-retirement benefit obligations	6.6	10.9
Deferred revenue	5.6	5.3
Inventory related	1.0	4.1
Reserves for uncollectible accounts and notes receivable	0.6	1.0
Other reserves and accruals	5.2	6.1
Warranty	11.9	17.0
State and local tax net operating loss carryforwards and credits	2.3	2.7
Federal net operating loss carryforward	1.7	5.0
Foreign tax net operating loss carryforwards and credits	10.0	10.0
Accrued step rent and tenant reimbursements	3.8	4.7
Other	3.9	4.2
Subtotal	67.9	93.7
Valuation allowance	(10.3)	(10.0)
Total	$57.6	$83.7

Deferred tax liabilities:
Book basis in property in excess of tax basis	$(25.5)	$(37.4)
Intangible assets	(32.3)	(47.3)
Other	(6.9)	(3.2)
Total	$(64.7)	$(87.9)
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

At June 2, 2018, the company had state and local tax NOL carry-forwards of $29.4 million, the state tax benefit of which is $1.6 million, which have various expiration periods from 1 to 21 years. The company also had state credits with a state tax benefit of $0.7 million, which expire in 2 to 6 years. For financial statement purposes, the NOL carry-forwards and state tax credits have been recognized as deferred tax assets, subject to a valuation allowance of $1.1 million.

At June 2, 2018, the company had federal NOL carry-forwards of $8.1 million, the tax benefit of which is $1.7 million, which expire in 11 years. For financial statement purposes, the NOL carry-forwards have been recognized as deferred tax assets.

At June 2, 2018, the company had federal deferred assets of $2.0 million, the tax benefit of which is $0.4 million, which is related to investments in various foreign joint ventures. For financial statement purposes, the assets have been recognized as deferred tax assets, subject to a valuation allowance of $0.4 million.

At June 2, 2018, the company had foreign net operating loss carry-forwards of $43.8 million, the tax benefit of which is $10.0 million, which have expiration periods from 6 years to an unlimited term. The company also had foreign tax credits with a tax benefit of $0.1 million which expire in 2 years. For financial statement purposes, NOL carry-forwards and foreign tax credits have been recognized as deferred tax assets, subject to a valuation allowance of $8.1 million.

At June 2, 2018, the company had foreign deferred assets of $3.4 million, the tax benefit of which is $0.6 million, which is related to various deferred taxes in Hong Kong and Brazil as well as buildings in the United Kingdom. For financial statement purposes, the assets have been recognized as deferred tax assets, subject to a valuation allowance of $0.6 million.

The company has recorded transition tax on undistributed foreign earnings as required by the Act. No other provision was made for income taxes that may result from future remittances of the undistributed earnings of foreign subsidiaries that are determined to be indefinitely reinvested, which was $181.3 million on June 2, 2018. Determination of the total amount of unrecognized deferred income tax on undistributed earnings of foreign subsidiaries is not practicable.

Herman Miller, Inc. and Subsidiaries 71

The components of the company's unrecognized tax benefits are as follows:

(In millions)
Balance at May 28, 2016	$1.7
Increases related to current year income tax positions	0.3
Increases related to prior year income tax positions	1.1
Decreases related to prior year income tax positions	(0.1)
Decreases related to lapse of applicable statute of limitations	(0.1)
Decreases related to settlements	(0.1)
Balance at June 3, 2017	2.8
Increases related to current year income tax positions	0.3
Increases related to prior year income tax positions	0.4
Decreases related to lapse of applicable statute of limitations	(0.3)
Balance at June 2, 2018	$3.2

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

The company recognizes interest and penalties related to unrecognized tax benefits through Income tax expense in its Consolidated Statements of Comprehensive Income. Interest and penalties and the related liability, which are excluded from the table above, were as follows for the periods indicated:

(In millions)	June 2, 2018	June 3, 2017	May 28, 2016
Interest and penalty expense (income)	$0.1	$0.2	$(0.1)

Liability for interest and penalties	$1.0	$0.8

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

During the year, the company has closed the audit of fiscal year 2017 with the Internal Revenue Service under the Compliance Assurance Process (CAP). For the majority of the remaining tax jurisdictions, the company is no longer subject to state and local, or non-U.S. income tax examinations by tax authorities for fiscal years before 2015.

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

(In millions)	June 2, 2018	June 3, 2017
Carrying value	$285.8	$210.1
Fair value	$288.6	$223.2

The following describes the methods the company uses to estimate the fair value of financial assets and liabilities. In fiscal 2018, the company borrowed on its revolver and invested excess cash in cash and cash equivalents. There were no other no significant changes in the current period.

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

72 2018 Annual Report

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

Other — The company's redeemable noncontrolling interests are deemed to be a recurring level 3 fair value measurement. Refer to Note 15 for further information regarding redeemable noncontrolling interests. The purchase price allocation performed to determine fair value of the underlying assets and liabilities associated with the equity investment in Naughtone during fiscal 2017 utilized nonrecurring level 3 fair value measurements. Refer to Note 4 for further information regarding the investment in Naughtone. Nonrecurring level 3 fair value measurements were used to determine the fair value of the Nemschoff trade name, which was impaired during fiscal 2017. Refer to Note 16 for further information regarding the Nemschoff trade name impairment. Nonrecurring level 3 fair value measurements were used to determine the fair value of the building and the related financing liability associated with a construction-type lease related to a new DWR studio in Palo Alto, California. Refer to Note 5 for further information related to this lease.

The following tables set forth financial assets and liabilities measured at fair value in the Consolidated Balance Sheets and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of June 2, 2018 and June 3, 2017:

	Fair Value Measurements
	June 2, 2018		June 3, 2017
(In millions) Financial Assets	Quoted Prices With Other Observable Inputs (Level 2)	Management Estimates (Level 3)	Quoted Prices With Other Observable Inputs (Level 2)	Management Estimates (Level 3)
Cash Equivalents	$121.0	$—	$—	$—
Available-for-sale securities:
Mutual funds - fixed income	7.7	—	7.7	—
Mutual funds - equity	0.9	—	0.9	—
Foreign currency forward contracts	0.4	—	0.5	—
Interest rate swap agreement	15.0	—	3.3	—
Deferred compensation plan	15.1	—	12.8	—
Total	$160.1	$—	$25.2	$—

Financial Liabilities
Foreign currency forward contracts	$0.3	$—	$0.6	$—
Contingent consideration	—	0.5	—	0.5
Total	$0.3	$0.5	$0.6	$0.5

The table below presents a reconciliation for liabilities measured at fair value using significant unobservable inputs (Level 3) (in millions):

(In millions)
Contingent Consideration	June 2, 2018	June 3, 2017
Beginning balance	$0.5	$2.7
Net realized losses (gains)	0.1	(0.2)
Settlements	(0.1)	(2.0)
Ending balance	$0.5	$0.5

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

Herman Miller, Inc. and Subsidiaries 73

The following is a summary of the carrying and market values of the company's marketable securities as of the dates indicated:

	June 2, 2018				June 3, 2017
(In millions)	Cost	Unrealized Gain	Unrealized Loss	Market Value	Cost	Unrealized Gain	Unrealized Loss	Market Value
Mutual funds - fixed income	$7.8	$—	$0.1	$7.7	$7.6	$0.1	$—	$7.7
Mutual funds - equity	0.7	0.2	—	0.9	0.9	—	—	0.9
Total	$8.5	$0.2	$0.1	$8.6	$8.5	$0.1	$—	$8.6

Adjustments to the fair value of available-for-sale securities are recorded as increases or decreases, net of income taxes, within Accumulated other comprehensive loss in stockholders’ equity. These adjustments are also included within the caption Unrealized holding gain within the Condensed Consolidated Statements of Comprehensive Income. Unrealized gains recognized in the company's Condensed Consolidated Statement of Comprehensive Income related to available-for-sale securities were zero for the fiscal year ended June 2, 2018 and $0.1 million for the fiscal year ended June 3, 2017. The cost of securities sold is based on the specific identification method; realized gains and losses resulting from such sales are included in the Condensed Consolidated Statements of Comprehensive Income within "Other, net".

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

The notional amounts of the forward contracts held to purchase and sell U.S. dollars in exchange for other major international currencies were $37.3 million and $36.1 million as of June 2, 2018 and June 3, 2017, respectively. The notional amounts of the foreign currency forward contracts held to purchase and sell British pound sterling in exchange for other major international currencies were £19.9 million and £19.4 million as of June 2, 2018 and June 3, 2017, respectively. The company also has other forward contracts related to other currency pairs at varying notional amounts.

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

The interest rate swaps were designated cash flow hedges at inception and remain an effective accounting hedge as of June 2, 2018. Since a designated derivative meets hedge accounting criteria, the fair value of the hedge is recorded in the Consolidated Statement of Stockholders’

74 2018 Annual Report

Equity as a component of Accumulated other comprehensive loss, net of tax. The ineffective portion of the change in fair value of the derivatives is immediately recognized in earnings. The interest rate swap agreements are assessed for hedge effectiveness on a quarterly basis.

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

In June 2017, the company entered into an interest rate swap agreement. The interest rate swap is for an aggregate notional amount of $75.0 million with a forward start date of January 3, 2018 and a termination date of January 3, 2028. As a result of the transaction, the company effectively converted the company’s revolving line of credit up to the notional amount from a LIBOR-based floating interest rate plus applicable margin to a 2.387 percent fixed interest rate plus applicable margin under the agreement as of the forward start date.

The fair value of the company’s two outstanding interest rate swap agreements was an asset of $15.0 million and $3.3 million as of June 2, 2018 and June 3, 2017, respectively. The asset fair value was recorded within Other noncurrent assets within the Condensed Consolidated Balance Sheets. The net unrealized gain recorded within Other comprehensive loss, net of tax, for the effective portion of the company's designated cash flow hedges was $7.8 million and $2.1 million for the fiscal years ended June 2, 2018 and June 3, 2017, respectively.

For fiscal 2018, 2017 and 2016, there were no gains or losses recognized against earnings for hedge ineffectiveness.

Effects of Derivatives on the Financial Statements
The effects of derivatives on the consolidated financial statements were as follows for the fiscal years ended 2018 and 2017 (amounts presented exclude any income tax effects):

(In millions)	Balance Sheet Location	June 2, 2018	June 3, 2017
Designated derivatives:
Interest rate swap	Long-term assets: Other assets	$15.0	$3.3
Non-designated derivatives:
Foreign currency forward contracts	Current assets: Other	$0.4	$0.5
Foreign currency forward contracts	Current liabilities: Other accrued liabilities	$0.3	$0.6

		Fiscal Year
(In millions)	Statement of Comprehensive Income Location	June 2, 2018	June 3, 2017	May 28, 2016
Gain recognized on foreign currency forward contracts	Other expenses (income): Other, net	$0.4	$(1.2)	$(0.7)

The gain recorded, net of income taxes, in Other comprehensive loss for the effective portion of designated derivatives was as follows for the periods presented below:

	Fiscal Year
(In millions)	June 2, 2018	June 3, 2017	May 28, 2016
Interest rate swap	$7.5	$2.1	$—

Losses reclassified from Accumulated other comprehensive loss into earnings were $0.3 million. There were no reclassifications required in fiscal 2017 and 2016.

Herman Miller, Inc. and Subsidiaries 75

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

(In millions)	2018	2017	2016
Accrual balance, beginning	$47.7	$43.9	$39.3
Accrual for warranty matters	22.1	22.8	25.5
Settlements	(18.3)	(19.0)	(20.9)
Accrual balance, ending	$51.5	$47.7	$43.9

Other Guarantees
The company is periodically required to provide performance bonds in order to conduct business with certain customers. These arrangements are common and generally have terms ranging between one and three years. The bonds are required to provide assurances to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The performance bonds are provided by various bonding agencies and the company is ultimately liable for claims that may occur against them. As of June 2, 2018, the company had a maximum financial exposure related to performance bonds of approximately $9.5 million. The company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not significantly affect the company's financial statements. Accordingly, no liability has been recorded as of June 2, 2018 and June 3, 2017.

The company periodically enters into agreements in the normal course of business that may include indemnification clauses regarding patent or trademark infringement and service losses. Service losses represent all direct or consequential loss, liability, damages, costs and expenses incurred by the customer or others resulting from services rendered by the company, the dealer, or certain sub-contractors, due to a proven negligent act. The company has no history of claims, nor is it aware of circumstances that would require it to perform under these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not significantly affect the company's financial statements. Accordingly, no liability has been recorded as of June 2, 2018 and June 3, 2017.

The company has entered into standby letter of credit arrangements for the purpose of protecting various insurance companies and lessors against default on insurance premium and lease payments. As of June 2, 2018, the company had a maximum financial exposure from these standby letters of credit of approximately $8.2 million, all of which is considered usage against the company's revolving credit facility. The company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not significantly affect the company's financial statements. Accordingly, no liability has been recorded as of June 2, 2018 and June 3, 2017.

Contingencies
The company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the company's Consolidated Financial Statements.

As of the end of fiscal 2018, outstanding commitments for future purchase obligations approximated $93.5 million.

76 2018 Annual Report

13. Operating Segments

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

The performance of the operating segments is evaluated by the company's management using various financial measures. The following is a summary of certain key financial measures for the respective fiscal years indicated:

Herman Miller, Inc. and Subsidiaries 77

(In millions)	2018	2017	2016

Net Sales:
North American Furniture Solutions	$1,284.4	$1,276.6	$1,269.4
ELA Furniture Solutions	434.5	385.5	412.6
Specialty	305.4	298.0	294.2
Consumer	356.9	318.1	288.7
Corporate	—	—	—
Total	$2,381.2	$2,278.2	$2,264.9

Depreciation and Amortization:
North American Furniture Solutions	$33.4	$28.3	$24.5
ELA Furniture Solutions	10.2	9.4	9.1
Specialty	10.5	9.4	9.4
Consumer	12.1	10.2	8.6
Corporate	0.7	1.6	1.4
Total	$66.9	$58.9	$53.0

Operating Earnings (Losses):
North American Furniture Solutions	$166.3	$176.0	$187.6
ELA Furniture Solutions	35.5	35.9	40.2
Specialty	8.9	8.1	15.0
Consumer	13.9	4.8	8.1
Corporate	(47.1)	(34.0)	(39.4)
Total	$177.5	$190.8	$211.5

Capital Expenditures:
North American Furniture Solutions	$38.9	$46.2	$56.1
ELA Furniture Solutions	11.4	8.5	15.0
Specialty	7.1	10.6	3.8
Consumer	13.2	22.0	10.2
Corporate	—	—	—
Total	$70.6	$87.3	$85.1

Total Assets:
North American Furniture Solutions	$488.7	$519.3	$503.4
ELA Furniture Solutions	283.4	230.3	218.4
Specialty	188.7	172.2	175.6
Consumer	291.2	276.4	245.3
Corporate	227.5	108.1	92.4
Total	$1,479.5	$1,306.3	$1,235.1

Goodwill:
North American Furniture Solutions	$133.2	$133.5	$133.5
ELA Furniture Solutions	40.0	40.1	40.9
Specialty	52.1	52.1	52.1
Consumer	78.8	78.8	78.8
Corporate	—	—	—
Total	$304.1	$304.5	$305.3

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

78 2018 Annual Report

The company's product offerings consist primarily of office furniture systems, seating, freestanding furniture, storage and casegoods. These product offerings are marketed, distributed and managed primarily as a group of similar products on an overall portfolio basis. The following is a summary of net sales estimated by product category for the respective fiscal years indicated:

(In millions)	2018	2017	2016
Net Sales:
Systems	$601.5	$639.0	$656.8
Seating	965.9	894.8	855.5
Freestanding and storage	465.1	428.8	456.9
Textiles	94.3	96.9	97.6
Other (1)	254.4	218.7	198.1
Total	$2,381.2	$2,278.2	$2,264.9

(1) “Other” primarily consists of uncategorized product sales and service sales.

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

(In millions)	2018	2017	2016
Net Sales:
United States	$1,737.9	$1,690.1	$1,757.0
International	643.3	588.1	507.9
Total	$2,381.2	$2,278.2	$2,264.9

Long-lived assets:
United States	$349.3	$328.6	$254.8
International	50.5	45.3	48.1
Total	$399.8	$373.9	$302.9

The company estimates that no single dealer accounted for more than 4 percent of the company's net sales in the fiscal year ended June 2, 2018. The company estimates that its largest single end-user customer accounted for $109.8 million, $102.3 million and $95.7 million of the company's net sales in fiscal 2018, 2017 and 2016, respectively. This represents approximately 5 percent, 5 percent and 4 percent of the company's net sales in fiscal 2018, 2017 and 2016, respectively.

Approximately 5 percent of the company's employees are covered by collective bargaining agreements, most of whom are employees of its Nemschoff and Herman Miller Holdings Limited subsidiaries.

Herman Miller, Inc. and Subsidiaries 79

14. Accumulated Other Comprehensive Loss

The following table provides an analysis of the changes in accumulated other comprehensive loss for the years ended June 2, 2018, June 3, 2017 and May 28, 2016:

	Year Ended
(In millions)	June 2, 2018	June 3, 2017	May 28, 2016
Cumulative translation adjustments at beginning of period	$(36.8)	$(29.6)	$(20.8)
Other comprehensive income (loss) before reclassifications (net of tax of $- , $- and ($0.3))	2.7	(7.2)	(8.8)
Balance at end of period	(34.1)	(36.8)	(29.6)
Pension and other post-retirement benefit plans at beginning of period	(47.6)	(34.9)	(35.4)
Other comprehensive income (loss) before reclassifications (net of tax of ($2.9), $3.7 and ($0.7))	5.3	(14.5)	(2.0)
Reclassification from accumulated other comprehensive income - Selling, general and administrative	4.2	2.2	3.2
Tax benefit	0.9	(0.4)	(0.7)
Net reclassifications	5.1	1.8	2.5
Net current period other comprehensive income	10.4	(12.7)	0.5
Balance at end of period	(37.2)	(47.6)	(34.9)
Interest rate swap agreement at beginning of period	2.1	—	—
Other comprehensive income before reclassifications (net of tax of ($4.0), ($1.2) and $-)	7.5	2.1	—
Reclassification from accumulated other comprehensive income - Interest expense	0.3	—	—
Net reclassifications	0.3	—	—
Net current period other comprehensive income	7.8	2.1	—
Balance at end of period	9.9	2.1	—
Available-for-sale Securities at beginning of period	0.1	—	—
Other comprehensive income before reclassifications (net of tax of $- , $- and $-)	—	0.1	—
Balance at end of period	0.1	0.1	—
Total accumulated other comprehensive loss	$(61.3)	$(82.2)	$(64.5)

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

Changes in the company’s Redeemable noncontrolling interests for the years ended June 2, 2018 and June 3, 2017 are as follows:

	Year Ended
(In millions)	June 2, 2018	June 3, 2017
Balance at beginning of period	$24.6	$27.0
Purchase of redeemable noncontrolling interests	(1.0)	(1.5)
Net income attributable to redeemable noncontrolling interests	0.6	0.2
Exercised options	0.1	—
Redemption value adjustment	6.2	(1.2)
Other adjustments	—	0.1
Balance at end of period	$30.5	$24.6

80 2018 Annual Report

16. Restructuring and Impairment Activities

2018 Restructuring Expenses
North America Contract segment
During the first quarter of fiscal 2018, the company announced restructuring actions involving targeted workforce reductions primarily within the North American segment. These actions related to the company's cost savings initiatives and resulted in the recognition of restructuring expenses of $1.4 million in the first quarter of fiscal 2018. The restructuring actions were completed, and final payments made in fiscal 2018.

During the second quarter of fiscal 2018, the company announced further restructuring actions involving targeted workforce reductions primarily within the North American segment. These actions related to the company's previously announced cost savings initiatives and resulted in the recognition of restructuring expenses of $0.4 million in the second quarter of fiscal 2018. The restructuring actions were completed, and final payments made in fiscal 2018.

ELA segment
On March 14, 2018, the company announced a facilities consolidation plan related to its ELA segment. This impacted certain office and manufacturing facilities in the United Kingdom and China. It is currently contemplated that this plan will generate approximately $4 million in annual cost reductions as part of the company's three-year cost savings initiatives.

The company recognized restructuring expenses of $3.9 million of which $2.4 million related to workforce reductions and $1.5 million related to the exit and disposal activities as a result of consolidating the United Kingdom office and China manufacturing facilities. The company expects the ELA facilities consolidations to be completed by the first quarter of fiscal 2020. It is currently contemplated that this plan will incur an additional estimated $2 million of future restructuring and related special charges.

The following table provides an analysis of the changes in ELA segment restructuring costs reserve for the fiscal year ended June 2, 2018

	June 2, 2018
(In millions)	Severance and employee related expenses	Costs associated with exit and disposal activities	Total
Beginning Balance	$—	$—	$—
Restructuring expenses	2.4	1.5	3.9
Payments	(2.4)	(1.5)	(3.9)
Ending Balance	$—	$—	$—

2017 Restructuring and Impairment Charges
The company recognized asset impairment expense totaling $7.1 million associated with the Nemschoff trade name for the fiscal year 2017. Forecasts developed during the fourth quarter of fiscal 2017 indicated future revenue and profitability no longer supported the value of the trade name intangible asset. The company also recognized restructuring expenses of $5.4 million related to targeted workforce reductions within the North America, ELA, Specialty and Consumer segments. The restructuring actions were deemed to be complete at June 3, 2017 and final payments made in fiscal 2018.

These charges have been reflected separately as "Restructuring and impairment expenses" in the Consolidated Statements of Comprehensive Income and are included within Operating earnings for the North America, ELA, Specialty and Consumer segments within segment reporting in Note 13.

The following table provides an analysis of the changes in restructuring costs reserve for the fiscal year ended June 3, 2017:

	June 2, 2018	June 3, 2017
(In millions)	Severance and employee related expenses	Severance and employee related expenses
Beginning Balance	$2.4	$0.4
Restructuring expenses	—	5.4
Payments	(2.4)	(3.4)
Ending Balance	$—	$2.4

Herman Miller, Inc. and Subsidiaries 81

17. Subsequent Event

On June 6, 2018, Herman Miller Holdings Limited, a wholly owned subsidiary of the company, announced its intent to lead a group of buyers to acquire the outstanding equity of Maars Holding B.V. ("MAARS”), a Harderwijk, Netherlands-based worldwide leader in the design and manufacturing of interior wall solutions. The transaction is expected to close in the first quarter of fiscal 2019. As a result of the deal, the company will acquire a 48 percent ownership interest in MAARS for an estimated $6 million in cash.

On June 7, 2018, Herman Miller Holdings Limited, a wholly owned subsidiary of the company entered into an agreement to acquire 33 percent of the outstanding equity of Nine United Denmark A/S, d/b/a HAY ("HAY”), a Copenhagen, Denmark-based, design leader in furniture and ancillary furnishings for residential and contract markets in Europe and Asia. The company acquired its 33 percent ownership interest in HAY for approximately $66 million in cash. The company also acquired the rights to the HAY brand in North America under a long-term license agreement for approximately $5 million in cash.

18. Quarterly Financial Data (Unaudited)

Set forth below is a summary of the quarterly operating results on a consolidated basis for the years ended June 2, 2018, June 3, 2017, and May 28, 2016.

(In millions, except per share data)		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018	Net sales (1)	$580.3	$604.6	$578.4	$618.0
	Gross margin (1)	216.9	222.1	205.8	228.3
	Net earnings attributable to Herman Miller, Inc. (1)	33.1	33.5	29.8	31.8
	Earnings per share-basic (1)	0.55	0.56	0.50	0.53
	Earnings per share-diluted	0.55	0.55	0.49	0.53

2017	Net sales	$598.6	$577.5	$524.9	$577.2
	Gross Margin (1)	230.0	218.0	195.5	220.9
	Net earnings attributable to Herman Miller, Inc.	36.3	31.7	22.5	33.4
	Earnings per share-basic (1)	0.61	0.53	0.38	0.56
	Earnings per share-diluted	0.60	0.53	0.37	0.55

2016	Net sales	$565.4	$580.4	$536.5	$582.6
	Gross margin	216.8	224.4	207.8	225.2
	Net earnings attributable to Herman Miller, Inc. (1)	33.5	34.7	27.9	40.7
	Earnings per share-basic	0.56	0.58	0.46	0.68
	Earnings per share-diluted	0.56	0.57	0.46	0.67
(1) The sum of the quarters does not equal the annual balance reflected in the Consolidated Statements of Comprehensive Income due to rounding associated with the calculations on an individual quarter basis.

82 2018 Annual Report

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of June 2, 2018, based on the original framework in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes the company's internal control over financial reporting was effective as of June 2, 2018.

Ernst & Young LLP has issued an attestation report on the effectiveness of our internal control over financial reporting, which is included herein.

/s/ Brian C. Walker
Brian C. Walker
Chief Executive Officer

/s/ Jeffrey M. Stutz
Jeffrey M. Stutz
Chief Financial Officer

Herman Miller, Inc. and Subsidiaries 83

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Herman Miller, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Herman Miller, Inc. and subsidiaries’ internal control over financial reporting as of June 2, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Herman Miller, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 2, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Herman Miller, Inc. and subsidiaries as of June 2, 2018 and June 3, 2017, and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended June 2, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) of the Company and our report dated July 31, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Grand Rapids, Michigan
July 31, 2018

84 2018 Annual Report

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Herman Miller, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Herman Miller, Inc. and subsidiaries (the Company) as of June 2, 2018 and June 3, 2017, and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended June 2, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 2, 2018 and June 3, 2017, and the results of its operations and its cash flows for each of the three years in the period ended June 2, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 2, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated July 31, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2002

Grand Rapids, Michigan
July 31, 2018

Herman Miller, Inc. and Subsidiaries 85

Item 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

Item 9A CONTROLS AND PROCEDURES

(a)
Disclosure Controls and Procedures. Under the supervision and with the participation of management, the company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 2, 2018 and have concluded that as of that date, the company's disclosure controls and procedures were effective.

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

(c)
Changes in Internal Control Over Financial Reporting. There were no changes in the company's internal control over financial reporting during the fourth quarter ended June 2, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B OTHER INFORMATION

None

86 2018 Annual Report

PART III

Item 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers, Promoters and Control Persons
Information relating to directors and director nominees of the registrant is contained under the caption “Director and Executive Officer Information” in the company's definitive Proxy Statement, relating to the company's 2018 Annual Meeting of Stockholders, and the information within that section is incorporated by reference. Information relating to Executive Officers of the company is included in Part I hereof entitled “Executive Officers of the Registrant.”

Compliance with Section 16(a) of the Exchange Act
Information relating to compliance with Section 16(a) of the Exchange Act is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the company's definitive Proxy Statement, relating to the company's 2018 Annual Meeting of Stockholders, and the information within that section is incorporated by reference.

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

Corporate Governance
Information relating to the identification of the audit committee, audit committee financial experts, and director nomination procedures of the registrant is contained under the captions “Board Committees” and “Corporate Governance and Board Matters — Director Nominations” in the company's definitive Proxy Statement, relating to the company's 2018 Annual Meeting of Stockholders, and the information within these sections is incorporated by reference.

Item 11 EXECUTIVE COMPENSATION

Information relating to management remuneration is contained under the captions “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination, Death, Disability, Retirement or Change in Control,” “Director Compensation,” “Director Compensation Table,” and “Compensation Committee Interlocks and Insider Participation” in the company's definitive Proxy Statement, relating to the company's 2018 Annual Meeting of Stockholders, and the information within these sections is incorporated by reference. The information under the caption “Compensation Committee Report” is incorporated by reference, however, such information is not deemed filed with the Commission.

Item 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections entitled “Voting Securities and Principal Stockholders,” “Director and Executive Officer Information,” and “Equity Compensation Plan Information” in the definitive Proxy Statement, relating to the company's 2018 Annual Meeting of Stockholders, and the information within these sections is incorporated by reference.

Item 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions contained under the captions “Related Party Transactions,” and “Corporate Governance and Board Matters — Determination of Independence of Board Members” in the definitive Proxy Statement, relating to the company's 2018 Annual Meeting of Stockholders and the information within these sections is incorporated by reference.

Item 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning the payments to our principal accountants and the services provided by our principal accounting firm set forth under the caption “Disclosure of Fees Paid to Independent Auditors” in the Definitive Proxy Statement, relating to the company's 2018 Annual Meeting of Stockholders, and the information within that section is incorporated by reference.

Herman Miller, Inc. and Subsidiaries 87

PART IV

Item 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	The following documents are filed as a part of this report:

	1.	Financial Statements

	The following Consolidated Financial Statements of the company are included in this Annual Report on Form 10-K on the pages noted:

			Page Number in this Form 10-K
	Consolidated Statements of Comprehensive Income		45
	Consolidated Balance Sheets		46
	Consolidated Statements of Stockholders' Equity		47
	Consolidated Statements of Cash Flows		48
	Notes to the Consolidated Financial Statements		49
	Management's Report on Internal Control over Financial Reporting		83
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting		84
	Report of Independent Registered Public Accounting Firm on Financial Statements		85

	2.	Financial Statement Schedule

	The following financial statement schedule is included in this Annual Report on Form 10-K on the pages noted:

			Page Number in this Form 10-K
	Schedule II-	Valuation and Qualifying Accounts and Reserves for the Years Ended June 2, 2018, June 3, 2017 and May 28, 2016	92

All other schedules required by Form 10-K Annual Report have been omitted because they were not applicable, included in the Notes to the Consolidated Financial Statements, or otherwise not required under instructions contained in Regulation S-X.

	3.	Exhibits

	Reference is made to the Exhibit Index which is included on pages 89-90.

Item 16 FORM 10-K SUMMARY

None

88 2018 Annual Report

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

(a)
Herman Miller, Inc. 2011 Long-Term Incentive Plan is incorporated by reference from Appendix I of the Registrant's Definitive Proxy Statement dated August 26, 2014, as amended, filed with the Commission as of August 26, 2014 (Commission File No. 001-15141).(1)

(b)
Herman Miller, Inc. Nonemployee Officer and Director Deferred Compensation Plan is incorporated by reference to Exhibit 10(b) of the Registrant's Report on Form 10-K dated July 26, 2016 (Commission File No. 001-15141).(1)

(c)
Form of Change in Control Agreement of the Registrant and James E. Christenson is incorporated by reference from Exhibit 10(c) of Registrant's June 3, 2017 Form 10-K Annual Report (Commission File No. 001-15141).(1)

(d)	Herman Miller, Inc. Executive Equalization Retirement Plan is incorporated by reference from Exhibit 10 (d) of the Registrant's Form 10-K dated July 28, 2015 (Commission File No. 001-15141).(1)

(e)	Herman Miller, Inc. Executive Incentive Cash Bonus Plan dated April 24, 2006 is incorporated by reference from Exhibit 10(e) of Registrant's June 3, 2017 Form 10-K (Commission File No. 001-15141).(1)

(f)
Form of Herman Miller, Inc., Long-Term Incentive Plan Stock Option Agreement is incorporated by reference to Exhibit 10(f) of the Registrant's July 26, 2016 Form 10-K (Commission File No. 001-15141).(1)

(g)
Form of Herman Miller, Inc., Long-Term Incentive Restricted Stock Unit Award is incorporated by reference to Exhibit 10(g) of the Registrant's July 26, 2016 Form 10-K (Commission File No. 001-15141).(1)

(h)
Form of Herman Miller, Inc., Long-Term Incentive Performance Stock Unit EBITDA Award is incorporated by reference from Exhibit 10(h) of the Registrant's June 3, 2017 Form 10-K (Commission File No. 001-15141).(1)

(i)	Second Amendment to the Herman Miller, Inc. 2011 Long-Term Incentive Plan is incorporated by reference to Exhibit 10(i) of the Registrant's July 26, 2016 Form 10-K (Commission File No. 001-15141).(1)

(j)
Form of Herman Miller, Inc. 2011 Long-Term Incentive Plan Performance Share Unit Award is incorporated by reference to Exhibit 10(j) of the Registrant's July 26, 2016 Form 10-K (Commission File No. 001-15141).(1)

(k)
Employment Agreement between John Edelman and Design Within Reach is incorporated by reference from Exhibit 10(b) of the Registrant's Form 10-Q dated October 8, 2014 (Commission File No. 001-15141).(1)

Herman Miller, Inc. and Subsidiaries 89

(l)	Employment Agreement between John McPhee and Design Within Reach is incorporated by reference from Exhibit 10(c) of the Registrant's Form 10-Q dated October 8, 2014 (Commission File No. 001-15141).(1)

(m)
Stockholders' Agreement between HM Springboard, Inc., Herman Miller, Inc., John Edelman, and John McPhee is incorporated by reference from Exhibit 10(d) of the Registrant's Form 10-Q dated October 8, 2014 (Commission File No. 001-15141).(1)(2)

(n)	HM Springboard, Inc. Stock Option Plan is incorporated by reference from Exhibit 10(e) of the Registrant's Form 10-Q dated October 8, 2014 (Commission File No. 001-15141).(1)(2)

(o)	Third Amendment to the Herman Miller, Inc. 2011 Long-Term Incentive Plan is incorporated by reference to Exhibit 10(o) of the Registrant's July 26, 2016 Form 10-K (Commission File No. 001-15141).(1)

(p)
Form of Herman Miller, Inc. 2011 Long-Term Incentive Plan Conditional Stock Option Award is incorporated by reference from Exhibit 10 (p) of the Registrant's July 28, 2015 Form 10-K (Commission File No. 001-15141).(1)

(q)
Trust Under the Herman Miller, Inc. Nonemployee Officer and Director Compensation Plan is incorporated by reference to Exhibit 10(q) of the Registrant's July 26, 2016 Form 10-K (Commission File No. 001-15141).(1)

(r)
Retirement Agreement dated February 5, 2018 between Herman Miller, Inc. and Brian C. Walker, Chief Executive Officer, is incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q dated April 11, 2018 (Commission File No. 001-15141).(1)

(s)
Covenant Agreement dated February 5, 2018 between Herman Miller, Inc. and Brian C. Walker, Chief Executive Officer, is incorporated by reference to Exhibit 10.2 of the Registrant's Form 10-Q dated April 11, 2018 (Commission File No. 001-15141).(1)

(t)	Form of Retention Agreement dated February 5, 2018 between Herman Miller, Inc. and John Edelman, Steve Gane, Jeremy Hocking, Timothy Lopez, and John McPhee. (1)

(u)
Form of Retention Agreement between Herman Miller, Inc. and Jeffrey M. Stutz, Gregory J. Bylsma, Andrew J. Lock, and B. Ben Watson is incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K dated February 5, 2018 (Commission File No. 001-15141).(1)

(v)	The Share Purchase agreement dated June 7, 2018 between Herman Miller Holdings Limited, Nine United A/S and Holdingselskabet af 1/7 2007 ApS.(1)

(21)	Subsidiaries

(23)(a)	Consent of Independent Registered Public Accounting Firm

(24)	Power of Attorney (included on the signature page to this Registration Statement)

(31)(a)	Certificate of the Chief Executive Officer of Herman Miller, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31)(b)	Certificate of the Chief Financial Officer of Herman Miller, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)(a)	Certificate of the Chief Executive Officer of Herman Miller, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32)(b)	Certificate of the Chief Financial Officer of Herman Miller, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
(1) Denotes compensatory plan or arrangement.
(2) Subsequent to the agreement, the legal name of the company was changed from HM Springboard, Inc. to Herman Miller Consumer Holdings, Inc.

90 2018 Annual Report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERMAN MILLER, INC.
/s/ Jeffrey M. Stutz
By	Jeffrey M. Stutz Chief Financial Officer (Principal Accounting Officer and Duly Authorized Signatory for Registrant)

Date:     July 31, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on, July 31, 2018 by the following persons on behalf of the Registrant in the capacities indicated.

/s/ Michael A. Volkema	/s/ Lisa Kro
Michael A. Volkema (Chairman of the Board)	Lisa Kro (Director)

/s/ David A. Brandon	/s/ Mary Vermeer Andringa
David A. Brandon (Director)	Mary Vermeer Andringa (Director)

/s/ Douglas D. French	/s/ John R. Hoke III
Douglas D. French (Director)	John R. Hoke III (Director)

/s/ Heidi Manheimer	/s/ J. Barry Griswell
Heidi Manheimer (Director)	J. Barry Griswell (Director)

/s/ Brenda Freeman	/s/ Brian C. Walker
Brenda Freeman (Director)	Brian C. Walker (President, Chief Executive Officer, and Director)

/s/ Jeffrey M. Stutz
Jeffrey M. Stutz (Chief Financial Officer and Principal Accounting Officer)

Herman Miller, Inc. and Subsidiaries 91

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Column A	Column B	Column C	Column D	Column E
Description	Balance at beginning of period	Charges to expenses or net sales	Deductions (3)	Balance at end of period
Year ended June 2, 2018:
Accounts receivable allowances — uncollectible accounts(1)	$2.3	$0.6	$(0.5)	$2.4

Accounts receivable allowances — credit memo(2)	$0.4	$0.1	$—	$0.5

Allowance for possible losses on notes receivable	$0.9	$(0.5)	$—	$0.4

Valuation allowance for deferred tax asset	$10.0	$0.5	$(0.2)	$10.3

Year ended June 3, 2017:
Accounts receivable allowances — uncollectible accounts(1)	$3.4	$—	$(1.1)	$2.3

Accounts receivable allowances — credit memo(2)	$0.4	$—	$—	$0.4

Allowance for possible losses on notes receivable	$0.9	$—	$—	$0.9

Valuation allowance for deferred tax asset	$10.6	$(0.6)	$—	$10.0

Year ended May 28, 2016:
Accounts receivable allowances — uncollectible accounts(1)	$2.4	$2.3	$(1.3)	$3.4

Accounts receivable allowances — credit memo (2)	$0.4	$—	$—	$0.4

Allowance for possible losses on notes receivable	$1.0	$(0.1)	$—	$0.9

Valuation allowance for deferred tax asset	$11.1	$(1.5)	$1.0	$10.6
(1) Activity under the “Charges to expense or net sales” column are recorded within selling, general and administrative expenses.
(2) Activity under the “Charges to expenses or net sales” column are recorded within net sales.
(3) Represents amounts written off, net of recoveries and other adjustments. Includes effects of foreign translation.

92 2018 Annual Report