Form 10-Q
period 2018-09-01
MILLER HERMAN INC
filed 2018-10-10
CIK 66382

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ _ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 1, 2018	Commission File No. 001-15141

HERMAN MILLER, INC.

A Michigan Corporation	ID No. 38-0837640

855 East Main Avenue, Zeeland, MI 49464-0302	Phone (616) 654 3000

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
Yes [_] No [ X ]

Common Stock Outstanding at October 8, 2018 - 59,336,291 shares

Herman Miller, Inc. Form 10-Q

Herman Miller, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Dollars in millions, except per share data)
(Unaudited)

	Three Months Ended
	September 1, 2018	September 2, 2017
Net sales	$624.6	$580.3
Cost of sales	399.5	363.4
Gross margin	225.1	216.9
Operating expenses:
Selling, general and administrative	159.5	146.8
Restructuring and impairment expenses	1.1	1.4
Design and research	18.5	19.2
Total operating expenses	179.1	167.4
Operating earnings	46.0	49.5
Other expenses:
Interest expense	2.9	3.7
Other, net	(1.0)	(0.7)
Earnings before income taxes and equity income	44.1	46.5
Income tax expense	8.9	14.2
Equity income from nonconsolidated affiliates, net of tax	0.7	0.8
Net earnings	35.9	33.1
Net earnings attributable to noncontrolling interests	0.1	—
Net earnings attributable to Herman Miller, Inc.	$35.8	$33.1

Earnings per share — basic	$0.60	$0.55
Earnings per share — diluted	$0.60	$0.55
Dividends declared, per share	$0.1975	$0.1800

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	$(7.9)	$4.4
Pension and other post-retirement plans	0.7	0.8
Interest rate swaps	(0.5)	(1.6)
Unrealized holding loss	(0.1)	—
Other comprehensive (loss) income	(7.8)	3.6
Comprehensive income	28.1	36.7
Comprehensive income attributable to noncontrolling interests	0.1	—
Comprehensive income attributable to Herman Miller, Inc.	$28.0	$36.7

See accompanying notes to condensed consolidated financial statements.

Herman Miller, Inc.
Condensed Consolidated Balance Sheets
(Dollars in millions, except per share data)
(Unaudited)

	September 1, 2018	June 2, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$101.7	$203.9
Short-term investments	8.5	8.6
Accounts and notes receivable, net	205.4	217.4
Unbilled accounts receivable	25.4	1.9
Inventories, net	163.8	162.4
Prepaid expenses and other	51.2	51.2
Total current assets	556.0	645.4
Property and equipment, at cost	1,031.0	1,020.8
Less — accumulated depreciation	(701.2)	(689.4)
Net property and equipment	329.8	331.4
Goodwill	303.9	304.1
Indefinite-lived intangibles	78.1	78.1
Other amortizable intangibles, net	45.1	41.3
Other noncurrent assets	150.8	79.2
Total Assets	$1,463.7	$1,479.5

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$170.2	$171.4
Accrued compensation and benefits	68.8	86.3
Accrued warranty	52.1	51.5
Customer deposits	27.3	27.6
Other accrued liabilities	73.0	77.0
Total current liabilities	391.4	413.8
Long-term debt	281.9	275.0
Pension and post-retirement benefits	14.6	15.6
Other liabilities	81.9	79.8
Total Liabilities	769.8	784.2
Redeemable noncontrolling interests	20.7	30.5
Stockholders' Equity:
Preferred stock, no par value (10,000,000 shares authorized, none issued)	—	—
Common stock, $0.20 par value (240,000,000 shares authorized, 59,302,918 and 59,774,490 shares issued and outstanding in 2019 and 2018, respectively)	11.9	11.7
Additional paid-in capital	106.5	116.6
Retained earnings	624.5	598.3
Accumulated other comprehensive loss	(69.2)	(61.3)
Key executive deferred compensation plans	(0.7)	(0.7)
Herman Miller, Inc. Stockholders' Equity	673.0	664.6
Noncontrolling Interests	0.2	0.2
Total Stockholders' Equity	673.2	664.8
Total Liabilities, Redeemable Noncontrolling Interests, and Stockholders' Equity	$1,463.7	$1,479.5

See accompanying notes to condensed consolidated financial statements.

Herman Miller, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in millions)
(Unaudited)

	Three Months Ended
	September 1, 2018	September 2, 2017
Cash Flows from Operating Activities:
Net earnings	$35.9	$33.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	19.0	15.5
Stock-based compensation	2.5	1.3
Pension and post-retirement expenses	0.3	0.4
Pension contributions	—	(12.0)
Earnings from nonconsolidated affiliates net of dividends received	(0.7)	(0.1)
Deferred taxes	—	(0.2)
Gain on sales of property and dealers	—	(1.1)
Restructuring and impairment expenses	1.1	1.4
Increase in current assets	(7.6)	(13.9)
Decrease in current liabilities	(18.3)	(7.6)
Increase in non-current liabilities	0.6	1.6
Other, net	0.1	0.5
Net Cash Provided by Operating Activities	32.9	18.9

Cash Flows from Investing Activities:
Proceeds from sale of property and dealers	—	2.0
Marketable securities sales	0.1	—
Equity investment in non-controlled entities	(71.6)	—
Capital expenditures	(22.0)	(24.9)
Purchase of HAY licensing agreement	(4.8)	—
Net advances on notes receivable	—	(1.0)
Other, net	(1.4)	(0.3)
Net Cash Used in Investing Activities	(99.7)	(24.2)

Cash Flows from Financing Activities:
Dividends paid	(10.7)	(10.2)
Proceeds from issuance of long-term debt	—	89.4
Payments of long-term debt	—	(85.4)
Common stock issued	8.5	4.4
Common stock repurchased and retired	(20.8)	(11.1)
Purchase of redeemable noncontrolling interests	(10.0)	(1.0)
Net proceeds from supplier financing program	—	0.8
Payment of contingent consideration	(0.1)	—
Other, net	0.1	0.1
Net Cash Used in by Financing Activities	(33.0)	(13.0)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2.4)	2.1
Net Decrease in Cash and Cash Equivalents	(102.2)	(16.2)

Cash and Cash Equivalents, Beginning of Period	203.9	96.2
Cash and Cash Equivalents, End of Period	$101.7	$80.0

See accompanying notes to condensed consolidated financial statements.

Herman Miller, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Dollars in millions)
(Unaudited)

	Three Months Ended
	September 1, 2018	September 2, 2017
Preferred Stock
Balance at beginning of year and end of period	$—	$—
Common Stock
Balance at beginning of year	$11.7	$11.9
Exercise of stock options	0.2	0.1
Restricted stock units released	0.1	—
Repurchase and retirement of common stock	(0.1)	—
Balance at end of period	$11.9	$12.0
Additional Paid-in Capital
Balance at beginning of year	$116.6	$139.3
Cumulative effect of accounting change	—	(0.3)
Repurchase and retirement of common stock	(20.7)	(11.1)
Exercise of stock options	7.9	3.8
Stock-based compensation expense	2.2	1.6
Restricted stock units released	—	0.1
Employee stock purchase plan issuances	0.5	0.5
Balance at end of period	$106.5	$133.9
Retained Earnings
Balance at beginning of year	$598.3	$519.5
Cumulative effect of accounting changes	2.0	0.2
Net income attributable to Herman Miller, Inc.	35.8	33.1
Dividends declared on common stock (per share - 2019: $0.1975; 2018; $0.1800)	(11.6)	(10.8)
Redeemable noncontrolling interests valuation adjustment	—	0.2
Balance at end of period	$624.5	$542.2
Accumulated Other Comprehensive Loss
Balance at beginning of year	$(61.3)	$(82.2)
Cumulative effect of accounting change	(0.1)	—
Other comprehensive income (loss)	(7.8)	3.6
Balance at end of period	$(69.2)	$(78.6)
Key Executive Deferred Compensation
Balance at beginning of year and end of period	$(0.7)	$(1.0)
Herman Miller, Inc. Stockholders' Equity	$673.0	$608.5
Noncontrolling Interests
Balance at beginning of year and end of period	$0.2	$0.2
Total Stockholders' Equity	$673.2	$608.7

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
Three Months Ended September 1, 2018
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

The accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments that are of a normal recurring nature necessary to present fairly the financial position of the company as of September 1, 2018. Operating results for the three months ended months ended September 1, 2018, are not necessarily indicative of the results that may be expected for the year ending June 1, 2019. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the company's annual report on Form 10-K for the year ended June 2, 2018.

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
June 3, 2018
The company adopted the standard effective June 3, 2018 using the modified retrospective method. Refer to Note 3 to the financial statements for further information regarding the adoption of the standard.

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
June 3, 2018
The company adopted the standard effective June 3, 2018 using the modified retrospective method. As a result, the company reclassified $0.1 million of net gains on mutual fund equity securities, that were formerly classified as available for sale securities before the adoption of the new standard, from Accumulated Other Comprehensive Loss to Retained earnings. The impact of adoption also resulted in certain disclosure changes. Refer to Note 11 of the financial statements for further information.

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
June 3, 2018
The company retrospectively adopted the standard effective June 3, 2018. Prior to adoption, the company recorded net periodic benefit costs related to its defined benefit pension and post-retirement medical plans within Selling, general and administrative expenses. As a result of adoption, these costs are recorded within Other, net. The company retrospectively reclassified these costs in the Condensed Consolidated Statements of Comprehensive Income for the period ending September 2, 2017 from Selling, general and administrative to Other, net. Refer to Note 7 of the financial statements for further information.

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
June 2, 2019
The standard is expected to have a significant impact on our Consolidated Financial Statements. The company does not expect the Statement of Comprehensive Income to be significantly impacted. However, the impact to the balance sheet of recording right of use assets and lease liabilities for the company’s operating leases, as well as the necessary financial statement disclosures, is expected to be significant. The company has assembled a project team and is working towards implementation of the lease accounting standard.

Measurement of Credit Losses on Financial Instruments
This guidance replaces the existing incurred loss impairment model with an expected loss model and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.
		May 30, 2020	The company is currently evaluating the impact of adopting this guidance.

3. Revenue from Contracts with Customers

Impact of Adoption
The company adopted ASC 606 - Revenue from Contracts with Customers at the beginning of fiscal 2019. The company completed its review of the impact of the new standard and identified certain key accounting policy changes that resulted from adopting the new standard. These included changes to the identification of performance obligations for commercial contracts in which the company sells directly to end customers. Under previous accounting rules, which were codified under ASC 605, the company generally delayed revenue recognition until the products were shipped and installed as the company had concluded that contracts that contained both products and services represented a single, combined deliverable. However, under ASC 606, the company has determined that products and services are distinct and as such, represent separate performance obligations. The company also determined that under ASC 606, certain product pricing elements related to its direct customer sales should be recorded within Cost of sales rather than net within Net sales as had been historical practice under ASC 605.
The company adopted ASC 606 using the modified retrospective approach. As a result of these changes in accounting, the company recorded a cumulative adjustment to retained earnings of $1.9 million on the date of adoption. With the change in performance obligations under ASC 606, product revenue recognition is accelerated on certain direct commercial customer sales. As a result, the cumulative adjustment recorded upon the adoption of ASC 606 had the impact of reducing inventory for sales transactions that would have been recognized in a prior period under ASC 606 and recording unbilled receivables for the amounts owed prior to invoicing. Additionally, the cumulative adjustment reflects the change in accrued expenses, including income taxes payable, related to these sales transactions. The cumulative impact to our Condensed Consolidated Balance Sheet as of June 3, 2018 was as follows:

	Balance at	Adjustments due	Balance at
(In millions)	June 2, 2018	to ASC 606	June 3, 2018
Balance Sheet
Assets:
Unbilled accounts receivable	$1.9	$11.1	$13.0
Inventories, net	162.4	(7.1)	155.3

Liabilities:
Accrued compensation and benefits	86.3	0.2	86.5
Other accrued liabilities	77.0	1.9	78.9

Equity:
Retained earnings	598.3	1.9	600.2

In accordance with the modified retrospective adoption rules per ASC 606, the company has disclosed in the tables below the differences in our financial statements due to the adoption of the standard. The “As reported” column represents the financial statement values recorded in accordance with ASC 606, while the “Legacy GAAP” column represents what the financial statement values would have been under ASC 605, had the new standard not been adopted.

	For the period ended September 1, 2018
(In millions)	As reported	Performance Obligation Change	Gross vs. Net Change	Legacy GAAP
Statement of Comprehensive Income
Net sales	$624.6	$(10.7)	$(8.5)	$605.4
Cost of sales	399.5	(5.8)	(8.5)	385.2
Gross margin	225.1	(4.9)		220.2
Total operating expenses	179.1	(0.1)		179.0
Operating earnings	46.0	(4.8)		41.2
Income tax expense	8.9	(1.1)		7.8
Net earnings	35.9	(3.7)		32.2

	For the period ended September 1, 2018
(In millions)	As reported	Performance Obligation Change	Gross vs. Net Change	Legacy GAAP
Balance Sheet
Assets:
Unbilled accounts receivable	$25.4	(21.8)		$3.6
Inventories, net	163.8	12.5		176.3

Liabilities:
Accrued compensation and benefits	68.8	(0.3)		68.5
Other accrued liabilities	73.0	(3.4)		69.6

Equity:
Retained earnings	624.5	(5.6)		618.9

There was no impact on Net Cash Provided by Operating Activities within the company's Condensed Consolidated Statement of Cash Flows as a result of adopting ASC 606.

Accounting Policies
The company recognizes revenue as performance obligations based on the terms of contracts with customers are satisfied. This happens when control of goods and services based on the contract have been conveyed to the customer. Revenue for the sale of products is typically recognized at the point in time when control transfers, generally upon transfer of title and risk of loss to the customer. Revenue for services, including the installation of products by the company's owned dealers, is recognized over time as the services are provided. The method of revenue recognition may vary, depending on the type of contract with the customer, as noted in the section Disaggregated Revenue further below.

The company's contracts with customers include master agreements and certain other forms of contracts, which do not reach the level of a performance obligation until a purchase order is received from a customer. At the point in time that a purchase order under a contract is received by the company, the collective group of documents represent an enforceable contract between the company and the customer. While certain customer contracts may have a duration of greater than a year, all purchase orders are less than a year in duration. As of September 1, 2018, all unfulfilled performance obligations are expected to be fulfilled in the next twelve months.

Variable consideration exists within certain contracts that the company has with customers. When variable consideration is present in a contract with a customer, the company estimates the amount that should be included in the transaction price utilizing either the expected value method or the most likely amount method, depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Adjustments to Net sales from changes in variable consideration related to performance obligations completed in previous periods are not material to the company's financial statements. Also, the company has no contracts with significant financing components.

The company adopted the following accounting policies as a result of adopting the new standard on revenue recognition:

–
Shipping and Handling Activities - the company accounts for shipping and handling activities as fulfillment activities and these costs are accrued within Cost of sales at the same time revenue is recognized.

–
Sales Taxes - the company does not record revenue for sales tax, value added tax or other taxes that are collected on behalf of government entities. The company’s revenue is recorded net of these taxes as they are passed through to the relevant government entities.

–	Incremental Costs of Obtaining a Contract - the company has recognized incremental costs to obtain a contract as an expense when incurred as the amortization period is less than one year.

–
Significant Financing Component - the company has not adjusted the amount of consideration to be received for any significant financing components as the company’s contracts have a duration of one year or less.

Disaggregated Revenue
The company’s revenue is comprised primarily of sales of products and installation services. Depending on the type of contract, the method of accounting and timing of revenue recognition may differ. Below, descriptions have been provided that summarize the company’s different types of contracts and how revenue is recognized for each.

–
Single Performance Obligation - these contracts are transacted with customers and include only the product performance obligation. Most commonly, these contracts represent master agreements with independent third-party dealers in which a purchase order represents the customer contract, point of sale transactions through the Consumer reportable segment, as well as customer purchase orders for the Maharam subsidiary within the Specialty reportable segment. For contracts that include a single performance obligation, the company records revenue at the point in time when title and risk of loss has transferred to the customer.

–
Multiple Performance Obligations - these contracts are transacted with customers and include more than one performance obligation; products, which are shipped to the customer by the company and installation and other services, which are primarily fulfilled by independent third-party dealers. For contracts that include multiple performance obligations, the company records revenue for the product performance obligation at the point in time when control transfers, generally upon transfer of title and risk of loss to the customer. In most cases, the company has concluded that it is the agent for the installation services performance obligation and as such, the revenue and costs of these services are recorded net within “Net sales” in the company’s Condensed Consolidated Statements of Comprehensive Income.

In certain instances, entities owned by the company, rather than independent third-party dealers, perform installation and other services. In these cases, Service revenue is generated by the company’s entities that provide installation services, which include owned dealers, and is recognized by the company over time as the services are provided. For contracts with multiple performance obligations, the company allocates the transaction price to each performance obligation based on relative standalone selling prices.

–
Other - these contracts are comprised mainly of alliance fee arrangements, whereby the company earns revenue for allowing other furniture sellers access to its dealer distribution channel, as well as other miscellaneous selling arrangements. Revenue from alliance contracts are recorded at the point in time in which the sale is made by other furniture sellers through the company’s sales channel.

Revenue disaggregated by contract type has been provided in the table below:

Three Months Ended
(In millions)	September 1, 2018
Net Sales:
Single performance obligation
Product revenue	$535.2
Multiple performance obligations
Product revenue	84.8
Service revenue	2.7
Other	1.9
Total	$624.6

Revenue disaggregated by product type and reportable segment has been provided in the table below:

Three Months Ended
(In millions)	September 1, 2018
North American Furniture Solutions:
Systems	$144.5
Seating	96.6
Freestanding and storage	74.7
Other	27.9
Total North American Furniture Solutions	$343.7

ELA Furniture Solutions:
Systems	$22.8
Seating	68.7
Freestanding and storage	10.4
Other	13.5
Total ELA Furniture Solutions	$115.4

Specialty:
Systems	$1.6
Seating	29.0
Freestanding and storage	12.9
Textiles	28.8
Other	5.0
Total Specialty	$77.3

Consumer:
Seating	53.7
Freestanding and storage	17.2
Other	17.3
Total Consumer	$88.2

Total	$624.6

Refer to Note 16 of the Condensed Consolidated Financial Statements for further information related to our reportable segments.

Contract Assets and Contract Liabilities
The company records contract assets and contract liabilities related to its revenue generating activities. Contract assets include certain receivables from customers that are unconditional as all performance obligations with respect to the contract with the customer have been completed. These amounts represent trade receivables and they are recorded within the caption “Accounts and notes receivable, net” in the Condensed Consolidated Balance Sheets. The payment terms for the company's customers differs depending on the type of customer. For third party dealers and commercial contract customers, standard credit terms apply. Sales transacted through the company's direct to consumer channels are generally paid for by the customer at point of sale.
Contract assets also include amounts that are conditional because certain performance obligations in the contract with the customer are incomplete as of the balance sheet date. These contract assets generally arise due to contracts with the customer that include multiple performance obligations, both the product that is shipped to the customer by the company, as well as installation services provided by independent third-party dealers. For these contracts, the company recognizes revenue upon satisfaction of the product performance obligation. However, the asset is conditional and the customer is not invoiced by the company until the installation performance obligation is completed. These contract assets are included in the caption "Unbilled accounts receivable" in the Condensed Consolidated Balance Sheets until all performance obligations in the contract with the customer have been satisfied.

Contract liabilities represent deposits made by customers before the satisfaction of performance obligation(s) are complete and revenue is recognized. Upon completion of the performance obligation(s) that the company has with the customer based on the terms of the contract, the liability for the customer deposit is relieved and revenue is recognized. These customer deposits are included within the caption “Customer deposits” in the Condensed Consolidated Balance Sheets. During the three month period ended September 1, 2018, the company recognized Net sales of $27.6 million related to customer deposits there were included in the balance sheet as of June 2, 2018.

4. Acquisitions and Divestitures

Maars Holding B.V.
On August 31, 2018, Herman Miller Holdings Limited, a wholly owned subsidiary of the company, acquired 48 percent of the outstanding equity of Maars Holding B.V. ("Maars”), a Harderwijk, Netherlands-based worldwide leader in the design and manufacturing of interior wall solutions. The company acquired its 48 percent ownership interest in Maars for approximately $6.1 million in cash. The entity is accounted for using the equity method of accounting as the company has significant influence, but not control, over the entity.

Nine United Denmark A/S
On June 7, 2018, Herman Miller Holdings Limited, a wholly owned subsidiary of the company acquired 33 percent of the outstanding equity of Nine United Denmark A/S, d/b/a HAY ("HAY”), a Copenhagen, Denmark-based, design leader in furniture and ancillary furnishings for residential and contract markets in Europe and Asia. The company acquired its 33 percent ownership interest in HAY for approximately $65.5 million in cash. The entity is accounted for using the equity method of accounting as the company has significant influence, but not control, over the entity.

The company also acquired the rights to the HAY brand in North America under a long-term license agreement for approximately $4.8 million in cash. This licensing agreement is recorded as an amortizing intangible asset and is being amortized over its 15 year useful life. This asset is recoded within Other amortizable intangibles, net within the Condensed Consolidated Balance Sheets.

Contract Furniture Dealerships
On July 31, 2017, the company completed the sale of a wholly-owned contract furniture dealership in Vancouver, Canada for initial cash consideration of $2.0 million. A pre-tax gain of $1.1 million was recognized as a result of the sale within the caption Selling, general and administrative within the Condensed Consolidated Statements of Comprehensive Income.

On January 1, 2017, the company completed the sale of a wholly-owned contract furniture dealership in Philadelphia, Pennsylvania in exchange for $3.0 million, that was comprised of both a term note receivable and a line of credit. A pre-tax gain of $0.7 million was recognized as a result of the sale within the caption Selling, general and administrative within the Condensed Consolidated Statements of Comprehensive Income. These long-term receivables were deemed to be variable interests in a variable interest entity. The carrying value of the long-term receivables was $2.5 million as of September 1, 2018 and June 2, 2018, and represents the company's maximum exposure to loss. The company is not deemed to be the primary beneficiary of the variable interest entity as the buyers of the dealership control the activities that most significantly impact the entity's economic performance, including sales, marketing and operations.

5. Inventories, net

(In millions)	September 1, 2018	June 2, 2018
Finished goods	$125.2	$124.2
Raw materials	38.6	38.2
Total	$163.8	$162.4

Inventories are valued at the lower of cost or market and include material, labor, and overhead. The inventories at our West Michigan manufacturing operations are valued using the last-in, first-out (LIFO) method, whereas inventories of certain other operations are valued using the first-in, first-out (FIFO) method.

6. Goodwill and Indefinite-lived Intangibles

Goodwill and other indefinite-lived intangible assets included in the Condensed Consolidated Balance Sheets consisted of the following as of September 1, 2018 and June 2, 2018:

(In millions)	Goodwill	Indefinite-lived Intangible Assets	Total Goodwill and Indefinite-lived Intangible Assets
June 2, 2018	$304.1	$78.1	$382.2
Foreign currency translation adjustments	(0.2)	—	(0.2)
September 1, 2018	$303.9	$78.1	$382.0

7. Employee Benefit Plans

The following table summarizes the components of net periodic benefit costs for the company's International defined benefit pension plan for the three months ended:

(In millions)	September 1, 2018	September 2, 2017
Interest cost	$0.7	$0.8
Expected return on plan assets	(1.2)	(1.7)
Net amortization loss	0.8	1.3
Net periodic benefit cost	$0.3	$0.4

The company retrospectively adopted ASU 2017-07 - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost on June 3, 2018. As the company's pension and post retirement medical plans are frozen and not open to new plan participants, these plans no longer have a service component to the net periodic benefit cost. Prior to adoption, the company recorded net periodic benefit costs related to its defined benefit pension and post-retirement medical plans within Selling, general and administrative expenses. As a result of adoption, these costs are recorded within Other, net. The company retrospectively reclassified $0.4 million of net periodic benefit cost in the Condensed Consolidated Statements of Comprehensive Income for the period ending September 2, 2017 from Selling, general and administrative to Other, net.

8. Earnings Per Share

The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS) for the three months ended:

	September 1, 2018	September 2, 2017
Numerators:
Numerator for both basic and diluted EPS, Net earnings attributable to Herman Miller, Inc. - in millions	$35.8	$33.1

Denominators:
Denominator for basic EPS, weighted-average common shares outstanding	59,370,160	59,758,610
Potentially dilutive shares resulting from stock plans	498,954	570,659
Denominator for diluted EPS	59,869,114	60,329,269
Antidilutive equity awards not included in weighted-average common shares - diluted	161,457	536,418

9. Stock-Based Compensation

The following table summarizes the stock-based compensation expense and related income tax effect for the three months ended:

(In millions)	September 1, 2018	September 2, 2017
Stock-based compensation expense	$2.5	$1.3
Related income tax effect	0.6	0.5

The following table includes common stock issued by the company related to the exercise of stock options, vesting of restricted stock units and vesting of performance share units.

(Shares)	Three Months Ended
	September 1, 2018	September 2, 2017
Stock Options	265,739	150,556
Restricted Stock Units	95,587	90,671
Performance Share Units	239,679	130,179

10. Income Taxes

The company recognizes interest and penalties related to uncertain tax benefits through income tax expense in its Condensed Consolidated Statement of Comprehensive Income. Interest and penalties recognized in the company's Condensed Consolidated Statement of Comprehensive Income were negligible for the three months ended September 1, 2018 and September 2, 2017.

The company's recorded liability for potential interest and penalties related to uncertain tax benefits was:

(In millions)	September 1, 2018	June 2, 2018
Liability for interest and penalties	$0.8	$1.0
Liability for uncertain tax positions, current	3.0	3.2

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law in the United States. The effects of the Act included the reduction of the federal corporate income tax rate from 35 percent to 21 percent and a new participation exemption system of taxation on foreign earnings, among other provisions.

In accordance with SAB 118, for the three-month period ended September 1, 2018, the company has not completed its accounting for all the effects of the Act, as the U.S. Treasury Department and the Internal Revenue Service continue to provide additional guidance. Provisional amounts remain for the one-time U.S. tax liability on certain undistributed foreign earnings and remeasurement of net deferred tax liabilities.

Besides the one-time U.S. tax liability on undistributed foreign earnings as required by the Act, no other provision was made for income taxes that may result from future remittances of undistributed earnings of foreign subsidiaries that are determined to be indefinitely reinvested. Determination of the total amount of unrecognized deferred income tax on undistributed earnings of foreign subsidiaries is not practicable.

For tax years beginning after December 31, 2017, the Act subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. The company has not yet made its accounting policy election regarding GILTI deferred taxes.

In determining the provision for income taxes for the three-month period ended September 1, 2018, the company used an estimated annual effective tax rate which was based on expected annual income and statutory tax rates across the various jurisdictions in which it operates, which included effects of the Act. The effective tax rates were 20.0 percent and 30.5 percent, respectively, for the three-month periods ended September 1, 2018 and September 2, 2017. The year over year decrease in the effective tax rate for the three-month period ended September 1, 2018 was the result of the Act. The effective tax rates for the three-month periods ended September 1, 2018 and September 2, 2017 are lower than the United States federal statutory rate due to the mix of earnings in taxing jurisdictions that had rates that were lower than the United States federal statutory rate, along with the research and development tax credit under the Protecting Americans from Tax Hikes ("PATH") Act of 2015. The effective tax rate for the three-month period ended September 1, 2018 was also lower than United States federal statutory rate due to excess tax benefits from share-based compensation that were recorded during the period.

The company is subject to periodic audits by domestic and foreign tax authorities. Currently, the company is undergoing routine periodic audits in both domestic and foreign tax jurisdictions. It is reasonably possible that the amounts of unrecognized tax benefits could change in the next twelve months because of the audits. Tax payments related to these audits, if any, are not expected to be material to the company's Condensed Consolidated Statements of Comprehensive Income.

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

(In millions)	September 1, 2018	June 2, 2018
Carrying value	$285.6	$285.8
Fair value	$288.9	$288.6

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

Equity securities — The company's equity securities primarily include equity mutual funds. The equity mutual fund investments are recorded at fair value using quoted prices for similar securities.

Available-for-sale securities — The company's available-for-sale marketable securities primarily include fixed income mutual funds and government obligations. These investments are recorded at fair value using quoted prices for similar securities.

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

Other — The company's contingent consideration liabilities and redeemable noncontrolling interests are deemed to be nonrecurring level 3 fair value measurement. Refer to Note 14 for further information regarding redeemable noncontrolling interests.

The following table sets forth financial assets and liabilities measured at fair value through net income and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of September 1, 2018 and June 2, 2018.

(In millions)	September 1, 2018		June 2, 2018
Financial Assets	Quoted Prices with Other Observable Inputs (Level 2)	Management Estimate (Level 3)	Quoted Prices with Other Observable Inputs (Level 2)	Management Estimate (Level 3)
Cash equivalents:
Money market funds	$25.8	$—	$121.0	$—
Mutual funds - equity	0.9	—	0.9	—
Foreign currency forward contracts	0.3	—	0.4	—
Deferred compensation plan	16.1	—	15.1	—
Total	$43.1	$—	$137.4	$—

Financial Liabilities
Foreign currency forward contracts	$0.4	$—	$0.3	$—
Contingent consideration	—	0.4	—	0.5
Total	$0.4	$0.4	$0.3	$0.5

The following table sets forth financial assets measured at fair value through other comprehensive income and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy as of September 1, 2018 and June 2, 2018.

(In millions)	September 1, 2018		June 2, 2018
Financial Assets	Quoted Prices with Other Observable Inputs (Level 2)	Management Estimate (Level 3)	Quoted Prices with Other Observable Inputs (Level 2)	Management Estimate (Level 3)
Mutual funds - fixed income	7.6	—	7.7	—
Interest rate swap agreement	14.4	—	15.0	—
Total	$22.0	$—	$22.7	$—

The table below presents a reconciliation for liabilities measured at fair value using significant unobservable inputs (Level 3) for the three months ended (in millions).

Contingent Consideration	September 1, 2018	September 2, 2017
Beginning balance	$0.5	$0.5
Payments	(0.1)	—
Ending balance	$0.4	$0.5

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

The following is a summary of the carrying and market values of the company's fixed income mutual funds and equity mutual funds as of the respective dates:

	September 1, 2018			June 2, 2018
(In millions)	Cost	Unrealized Gain/(loss)	Market Value	Cost	Unrealized Gain/(Loss)	Market Value
Mutual funds - fixed income	$7.7	$(0.1)	$7.6	$7.8	$(0.1)	$7.7
Mutual funds - equity	0.7	0.2	0.9	0.7	0.2	0.9
Total	$8.4	$0.1	$8.5	$8.5	$0.1	$8.6

Adjustments to the fair value of fixed income mutual funds are recorded as increases or decreases, net of income taxes, within Accumulated Other Comprehensive Loss in stockholders’ equity. These adjustments are also included within the caption Unrealized holding gain within the Condensed Consolidated Statements of Comprehensive Income. Unrealized losses recognized in the company's Condensed Consolidated Statement of Comprehensive Income related to fixed income mutual funds were $0.1 million for the three month periods ended September 1, 2018 and September 2, 2017.

Adjustments to the fair value of equity mutual funds are recorded as increases or decreases, net of income taxes, in the Condensed Consolidated Statements of Comprehensive Income within "Other, net". Unrealized gains recognized in the company's Condensed Consolidated Statement of Comprehensive Income related to equity mutual funds were $0.1 million for the three month periods ended September 1, 2018 and September 2, 2017.

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

The company views its equity and fixed income mutual funds as available for use in its current operations. Accordingly, the investments are recorded within Current Assets within the Condensed Consolidated Balance Sheets.

On June 3, 2018, as a result of the adoption of ASU 2016-01 - Financial Instruments, the company reclassified net gains on mutual fund equity securities, that were formerly classified as available for sale securities before the adoption of the new standard, from Accumulated Other Comprehensive Loss to Retained earnings. The impact of adoption was not material to the company's financial statements.

Derivative Instruments and Hedging Activities
Foreign Currency Forward Contracts
The company transacts business in various foreign currencies and has established a program that primarily utilizes foreign currency forward contracts to reduce the risks associated with the effects of certain foreign currency exposures. Under this program, the company's strategy is to have increases or decreases in our foreign currency exposures offset by gains or losses on the foreign currency forward contracts to mitigate the risks and volatility associated with foreign currency transaction gains or losses. Foreign currency exposures typically arise from net liability or asset exposures in non-functional currencies on the balance sheets of our foreign subsidiaries. Foreign currency forward contracts generally settle within 30 days and are not used for trading purposes. These forward contracts are not designated as hedging instruments. Accordingly, we record the fair value of these contracts as of the end of the reporting period in the Consolidated Balance Sheets with changes in fair value recorded within the Consolidated Statements of Comprehensive Income. The balance sheet classification for the fair values of these forward contracts is to Other current assets for unrealized gains and to Other accrued liabilities for unrealized losses. The Consolidated Statements of Comprehensive Income classification for the fair values of these forward contracts is to Other expenses (income): Other, net, for both realized and unrealized gains and losses. The realized gain on foreign currency forward contracts for the three months ended September 1, 2018 and September 2, 2017, was $0.4 million and zero, respectively.

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

The interest rate swaps were designated cash flow hedges at inception and remain an effective accounting hedge as of September 1, 2018. Since a designated derivative meets hedge accounting criteria, the fair value of the hedge is recorded in the Consolidated Statement of Stockholders’ Equity as a component of Accumulated other comprehensive loss, net of tax. The ineffective portion of the change in fair value of the derivatives is immediately recognized in earnings. The interest rate swap agreements are assessed for hedge effectiveness on a quarterly basis.

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

As of September 1, 2018, the fair value of the company’s two outstanding interest rate swap agreements, which are designated cash flow hedges, was an asset of $14.4 million. The asset fair value was recorded within Other noncurrent assets within the Condensed Consolidated Balance Sheets. The net unrealized gain recorded within Other comprehensive loss, net of tax, for the effective portion of the company's designated cash flow hedges was $0.5 million and $1.6 million for the three months ended September 1, 2018 and September 2, 2017, respectively.

There were no gains or losses recognized against earnings for hedge ineffectiveness and there were no gains or losses reclassified from Accumulated other comprehensive loss into earnings for three month periods ended September 1, 2018 and September 2, 2017, respectively.

12. Commitments and Contingencies

Product Warranties
The company provides coverage to the end-user for parts and labor on products sold under its warranty policy and for other product-related matters. The standard length of warranty is 12 years for the majority of products sold; however, this varies depending on the product classification. The company does not sell or otherwise issue warranties or warranty extensions as stand-alone products. Reserves have been established for the various costs associated with the company's warranty program and are included in the Condensed Consolidated Balance Sheets under “Accrued warranty.” General warranty reserves are based on historical claims experience and other currently available information. These reserves are adjusted once an issue is identified and the actual cost of correction becomes known or can be estimated. The company provides an assurance-type warranty that ensures that products will function as intended. As such, the company's estimated warranty obligation is accounted for as a liability.

(In millions)	September 1, 2018	September 2, 2017
Accrual Balance — beginning	$51.5	$47.7
Accrual for product-related matters	5.6	9.4
Settlements and adjustments	(5.0)	(4.5)
Accrual Balance — ending	$52.1	$52.6

Guarantees
The company is periodically required to provide performance bonds to do business with certain customers. These arrangements are common in the industry and generally have terms ranging between one and three years. The bonds are required to provide assurance to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. The bonds are provided by various bonding agencies. However, the company is ultimately liable for claims that may occur against them. As of September 1, 2018, the company had a maximum financial exposure related to performance bonds totaling approximately $6.1 million. The company has no history of claims, nor is it aware of circumstances that would require it to pay, under any of these arrangements. The company also believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company's financial statements. Accordingly, no liability has been recorded in respect to these bonds as of either September 1, 2018 or June 2, 2018.

The company has entered into standby letter of credit arrangements for purposes of protecting various insurance companies and lessors against default on insurance premium and lease payments. As of September 1, 2018, the company had a maximum financial exposure from these standby letters of credit totaling approximately $9.8 million, all of which is considered usage against the company's revolving line of credit. The company has no history of claims, nor is it aware of circumstances that would require it to perform under any of these arrangements, and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the company's financial statements. Accordingly, no liability has been recorded in respect of these arrangements as of September 1, 2018 and June 2, 2018.

Contingencies
The company is also involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending will not materially affect the company's consolidated financial statements.

13. Debt

Long-term debt as of September 1, 2018 and June 2, 2018 consisted of the following obligations:

(In millions)	September 1, 2018	June 2, 2018
Debt securities, due March 1, 2021	50.0	50.0
Syndicated revolving line of credit, due September 2021	225.0	225.0
Construction-Type Lease	6.9	7.0
Supplier financing program	3.7	$3.8
Total debt	$285.6	$285.8
Less: Current debt	(3.7)	(10.8)
Long-term debt	$281.9	$275.0

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

As of September 1, 2018, the total debt outstanding related to borrowings under the syndicated revolving line of credit was $225.0 million. Available borrowings against this facility were $165.2 million due to $9.8 million related to outstanding letters of credit. As of June 2, 2018, total debt outstanding related to borrowings under the syndicated revolving line of credit was $225.0 million and available borrowings were $166.8 million due to $8.2 million outstanding letters of credit.

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

The company has lengthened the payment terms for certain suppliers that have chosen to participate in the program. As a result, certain amounts due to suppliers have payment terms that are longer than standard industry practice and as such, these amounts have been excluded from the caption “Accounts payable” in the Condensed Consolidated Balance Sheets as the amounts have been accounted for by the company as a current debt obligation. Accordingly, $3.7 million and $3.8 million have been recorded within the caption “Other accrued liabilities” for the periods ended September 1, 2018 and June 2, 2018, respectively.

Construction-Type Lease
During fiscal 2015, the company entered into a lease agreement for the occupancy of a new studio facility in Palo Alto, California which runs through fiscal 2026. In fiscal 2017, the company became the deemed owner of the leased building for accounting purposes as a result of the company's involvement during the construction phase of the project. The lease is therefore accounted for as a financing transaction and the building and related financing liability were initially recorded at fair value in the Consolidated Balance Sheets within both Construction in progress and Other accrued liabilities. The fair value of the building and financing liability was determined through a blend of an income approach, comparable property sales approach and a replacement cost approach.

During the first quarter of fiscal 2018, the construction was substantially completed, and the property was placed in service. As a result, the company began depreciating the assets over their estimated useful lives. The company also reclassified the related financing liability to Long-term debt. Additionally, the company began allocating its monthly lease payments between land rent, which is recorded as an operating lease expense, interest expense and the reduction of the related lease obligation. The imputed interest rate on the financing liability is 2.9 percent, our incremental borrowing rate. The carrying value of the building and the related financing liability at September 1, 2018 was $7.0 million and $6.9 million, respectively. The carrying value of the building and the related financing liability were both $7.0 million at June 2, 2018.

14. Accumulated Other Comprehensive Loss

The following table provides an analysis of the changes in accumulated other comprehensive loss for the three months ended September 1, 2018 and September 2, 2017:

(In millions)	Cumulative Translation Adjustments	Pension and Other Post-retirement Benefit Plans	Unrealized Gains on Available-for-sale Securities	Interest Rate Swap Agreement	Accumulated Other Comprehensive Loss
Balance at June 3, 2017	$(36.8)	$(47.6)	$0.1	$2.1	$(82.2)
Other comprehensive income (loss) before reclassifications	4.4	—	—	(1.6)	2.8
Reclassification from accumulated other comprehensive loss - Selling, general and administrative	—	1.0	—	—	1.0
Tax benefit	—	(0.2)	—	—	(0.2)
Net reclassifications	—	0.8	—	—	0.8
Net current period other comprehensive income	4.4	0.8	—	(1.6)	3.6
Balance at September 2, 2017	$(32.4)	(46.8)	$0.1	$0.5	$(78.6)

Balance at June 2, 2018	$(34.1)	$(37.2)	$0.1	$9.9	$(61.3)
Cumulative effect of accounting change	—	—	(0.1)	—	(0.1)
Other comprehensive income before reclassifications	(7.9)	—	(0.1)	(0.5)	(8.5)
Reclassification from accumulated other comprehensive loss - Selling, general and administrative	—	0.8	—	—	0.8
Tax benefit	—	(0.1)	—	—	(0.1)
Net reclassifications	—	0.7	—	—	0.7
Net current period other comprehensive income	(7.9)	0.7	(0.1)	(0.5)	(7.8)
Balance at September 1, 2018	$(42.0)	$(36.5)	$(0.1)	$9.4	$(69.2)

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

Changes in the company’s redeemable noncontrolling interests for the three months ended September 1, 2018 and September 2, 2017 are as follows:

(In millions)	September 1, 2018	September 2, 2017
Beginning Balance	$30.5	$24.6
Purchase of redeemable noncontrolling interests	(10.0)	(1.0)
Net income attributable to redeemable noncontrolling interests	0.1	—
Exercised options	0.2	—
Redemption value adjustment	—	(0.2)
Other adjustments	(0.1)	—
Ending Balance	$20.7	$23.4

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

The following is a summary of certain key financial measures for the respective fiscal periods indicated.

	Three Months Ended
(In millions)	September 1, 2018	September 2, 2017
Net Sales:
North American Furniture Solutions	$343.7	$328.6
ELA Furniture Solutions	115.4	93.4
Specialty	77.3	75.1
Consumer	88.2	83.2
Total	$624.6	$580.3

Operating Earnings (Loss):
North American Furniture Solutions	$45.0	$48.7
ELA Furniture Solutions	10.5	7.0
Specialty	3.1	1.6
Consumer	2.1	0.3
Corporate	(14.7)	(8.1)
Total	$46.0	$49.5

(In millions)	September 1, 2018	June 2, 2018
Total Assets:
North American Furniture Solutions	$506.1	$488.7
ELA Furniture Solutions	347.4	283.4
Specialty	190.8	188.7
Consumer	294.8	291.2
Corporate	124.6	227.5
Total	$1,463.7	$1,479.5

17. Restructuring and Impairment Expenses

Fiscal 2019 Restructuring Expenses
ELA segment
During the fourth quarter of fiscal 2018, the company announced a facilities consolidation plan related to its ELA segment. This impacted certain office and manufacturing facilities in the United Kingdom and China. It is currently contemplated that this plan will generate approximately $3 million in annual cost reductions as part of the company's three-year cost savings initiatives.

In the first quarter of fiscal 2019, the company recognized restructuring and impairment expenses of $1.1 million related to the facilities consolidation plan, of which $0.7 million related to an asset impairment recorded against the office building in the United Kingdom that is being vacated and $0.4 million from the consolidation of China manufacturing facilities, comprised primarily of moving related costs. As the United Kingdom office building and related assets meet the criteria to be designated as assets held for sale, the carrying value of these assets have been classified as current assets and included within "Prepaid expenses and other" in the Condensed Consolidated Balance Sheets for the period ended September 1, 2018. The carrying amount of the assets held for sale was approximately $5.0 million as of September 1, 2018.

To date, the company has recognized $5.0 million of restructuring costs related to the ELA facilities consolidation plan. The company expects the ELA facilities consolidations to be completed by the first quarter of fiscal 2020. It is currently contemplated that this plan will incur an additional estimated $2 million of future restructuring and related special charges.

The following table provides an analysis of the changes in ELA segment restructuring costs reserve:

(In millions)	September 1, 2018
Beginning Balance	$—
Restructuring and impairment expenses	1.1
Payments	(1.1)
Ending Balance	$—

Fiscal 2018 Restructuring Expenses
North America Contract segment
During the first quarter of fiscal 2018, the company announced restructuring actions involving targeted workforce reductions primarily within the North American segment. These actions related to the company's cost savings initiatives and resulted in the recognition of restructuring expenses of $1.4 million in the first quarter of fiscal 2018. The restructuring actions were completed at September 2, 2017, and final payments were made over the next quarter.

The following table provides an analysis of the changes in North America Contract segment restructuring costs reserve:

(In millions)	September 2, 2017
Beginning Balance	$2.4
Restructuring expenses	1.4
Payments	(1.8)
Ending Balance	$2.0

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
Three Months Ended September 1, 2018
(in millions)

The following is management's discussion and analysis of certain significant factors that affected the company's financial condition, earnings and cash flows during the periods included in the accompanying condensed consolidated financial statements and should be read in conjunction with the company's Annual Report on Form 10-K for the fiscal year ended June 2, 2018. References to “Notes” are to the footnotes included in the accompanying condensed consolidated financial statements.
Discussion of Current Business Conditions

For the first quarter of fiscal 2019, the company reported net sales of $624.6 million, an increase of 7.6 percent from the same quarter of the prior year period, reflecting broad-based growth across all reportable segments. Orders of $630.6 million represented an increase of 6.0 percent relative to the prior year period. Diluted earnings per share were $0.60, which was an increase of $0.05 per share as compared to the prior year. After adjusting for special charges and restructuring and impairment expenses, Adjusted diluted earnings per share were $0.69(*), a 21 percent increase as compared to the prior year.

The North American segment reported net sales of $343.7 million in the current period, an increase of 4.6 percent as compared to the prior year period. On an organic basis, net sales were $344.2 million(*), which represented growth of 3.5 percent(*) over the first quarter of fiscal 2018. Orders during the first quarter of fiscal 2019 of $345.0 million were 3.0 percent higher than the same quarter of last fiscal year. On an organic basis, orders were $345.6 million(*), which represented growth of 2.4 percent(*) over the first quarter of fiscal 2018.Operating earnings for North America in the first quarter of fiscal 2019 were $45.0 million or 13.1 percent of sales as compared to $48.7 million or 14.8 percent of sales in the first quarter of fiscal 2018.

The ELA segment recorded net sales of $115.4 million during the current period representing growth of 23.6 percent compared to last year, while organic net sales increased by 22.1 percent(*). Growth in net sales compared to last year was driven broad-based growth across all regions. Orders in the first quarter of fiscal 2019 of $125.0 million represented an increase of 15.2 percent from the prior year. Organic order growth was 14.4 percent relative to the prior year period. This growth in sales and orders was driven primarily by the Asia and EMEA regions. Operating earnings within the ELA segment for the first quarter of fiscal 2019 were $10.5 million or 9.1 percent of sales as compared to $7.0 million or 7.5 percent of sales in the first quarter of fiscal 2018.

The Specialty segment reported growth in both net sales and orders compared to the same three month period of the prior year. Net sales of $77.3 million and orders of $80.1 million represented growth compared to the prior year of 2.9 percent and 6.2 percent, respectively. Organic net sales growth was 2.1 percent(*) as compared to the prior year period while organic order growth was 5.5 percent as compared to the prior year period. The increase in Net sales was driven mainly by the company's Maharam subsidiary, while the increase in orders was broad-based and driven by all subsidiaries in the Specialty segment. Operating earnings for Specialty increased from $1.6 million in the first quarter of fiscal 2018 to $3.1 million in the first quarter of fiscal 2019. The increase in operating earnings as compared to the prior year was mainly by driven increased profitability at the company's Maharam subsidiary.

The Consumer segment reported net sales of $88.2 million, which represented and improvement of 6.0 percent compared to the same quarter last year. After adjusting for the prior year benefit to Net sales due to a change in shipping terms, Organic net sales growth was 12.8 percent(*) as compared to the prior year period. Orders of $80.5 million represented growth in the comparative period of 5.8 percent, both on an as reported and an organic basis. Operating earnings for the Consumer segment in the first quarter of fiscal 2019 were $2.1 million or 2.4 percent of sales as compared to $0.3 million or 0.4 percent of sales in the first quarter of fiscal 2018. The year-over-year increase in profitability was driven mainly by increased sales volumes.

The company believes that the economic environment in North America remains conducive to continue such growth due to a positive industry forecast from BIFMA - The Business and Institutional Furniture Manufacturer's Association, GDP growth, service sector employment, architectural billings and CEO confidence. The potential benefits of the Tax Cuts and Jobs Act continue to support a positive outlook in North America as well. However, the company acknowledges certain areas of risk within the foreign geographies in which it operates and it is monitoring the resolution of Brexit and NAFTA negotiations. The company is also closely monitoring the potential impact of global tariffs, which has created near-term uncertainty on input costs.

(*) Non-GAAP measurements; see accompanying reconciliations and explanations.

The remaining sections within Item 2 include additional analysis of our three months ended September 1, 2018, including discussion of significant variances compared to the prior year periods.

Reconciliation of Non-GAAP Financial Measures

This report contains references to Organic net sales and Adjusted earnings per share - diluted, which are non-GAAP financial measures. Organic Growth (Decline) represents the change in Net sales, excluding currency translation effects, the impact of the reclassification of certain pricing elements from Net sales to Cost of sales related to the new revenue recognition standard (ASC 606) and the impact of acquisitions, divestitures and changes in shipping terms. Adjusted Earnings per Share - diluted represents reported diluted earnings per share excluding the impact of restructuring and impairment expenses, and other charges or gains, including related taxes.

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

	Three Months Ended					Three Months Ended
	9/1/18					9/2/17
	North America	ELA	Specialty	Consumer	Total	North America	ELA	Specialty	Consumer	Total
Net Sales, as reported	$343.7	$115.4	$77.3	$88.2	$624.6	$328.6	$93.4	$75.1	$83.2	$580.3
% change from PY	4.6%	23.6%	2.9%	6.0%	7.6%

Proforma Adjustments
Dealer Divestitures	—	—	—	—	—	(0.8)	—	—	—	(0.8)
Currency Translation Effects (1)	0.5	1.2	—	—	1.7	—	—	—	—	—
Impact of Reclassification Related to New Revenue Recognition Standard	—	—	—	—	—	4.6	2.1	0.6	—	7.3
Impact of change in DWR shipping terms	—	—	—	—	—	—	—	—	(5.0)	(5.0)
Organic net sales	$344.2	$116.6	$77.3	$88.2	$626.3	$332.4	$95.5	$75.7	$78.2	$581.8
% change from PY	3.5%	22.1%	2.1%	12.8%	7.6%
(1) Currency translation effects represent the estimated net impact of translating current period sales and orders using the average exchange rates applicable to the comparable prior year period

The following table reconciles Earnings per share - diluted to Adjusted earnings per share - diluted for the three months ended:

	9/1/2018	9/2/2017
Earnings per Share - Diluted	$0.60	$0.55

Add: Inventory step up on HAY equity method investment, after tax	0.01	—
Add: Special charges, after tax	0.06	—
Add: Restructuring and impairment expenses, after tax	0.02	0.02
Adjusted Earnings per Share - Diluted	$0.69	$0.57

Analysis of Results for Three Months

The following table presents certain key highlights from the results of operations for the three months ended.

(In millions, except per share data)	September 1, 2018	September 2, 2017	Percent Change
Net sales	$624.6	$580.3	7.6%
Cost of sales	399.5	363.4	9.9%
Gross margin	225.1	216.9	3.8%
Operating expenses	178.0	166.0	7.2%
Restructuring expenses	1.1	1.4	n/a
Total operating expenses	179.1	167.4	7.0%
Operating earnings	46.0	49.5	(7.1)%
Other expenses, net	1.9	3.0	(36.7)%
Earnings before income taxes and equity income	44.1	46.5	(5.2)%
Income tax expense	8.9	14.2	(37.3)%
Equity income from nonconsolidated affiliates, net of tax	0.7	0.8	n/a
Net earnings	35.9	33.1	8.5%
Net earnings attributable to noncontrolling interests	0.1	—	n/a
Net earnings attributable to Herman Miller, Inc.	$35.8	$33.1	8.2%

Earnings per share — diluted	0.60	0.55	9.1%
Orders	630.6	594.8	6.0%
Backlog	346.4	332.1	4.3%

The following table presents select components of the company's Condensed Consolidated Statements of Comprehensive Income as a percentage of net sales, for the three months ended:

	September 1, 2018	September 2, 2017
Net sales	100.0%	100.0%
Cost of sales	64.0	62.6
Gross margin	36.0	37.4
Operating expenses	28.5	28.6
Restructuring expenses	0.2	0.2
Total operating expenses	28.7	28.8
Operating earnings	7.4	8.5
Other expenses, net	0.3	0.5
Earnings before income taxes and equity income	7.1	8.0
Income tax expense	1.4	2.4
Equity income from nonconsolidated affiliates, net of tax	0.1	0.1
Net earnings	5.7	5.7
Net earnings attributable to noncontrolling interests	—	—
Net earnings attributable to Herman Miller, Inc.	5.7	5.7

Performance versus the Domestic Contract Furniture Industry

BIFMA is the trade association for the North American contract furniture industry. The company monitors the trade statistics reported by BIFMA and considers them an indicator of industry-wide sales and order performance. BIFMA publishes statistical data for the contract segment and the office supply segment within the North American market. The contract segment of the industry relates primarily to products sold to large to mid-size corporations and installed via a network of dealers. The office supply segment relates primarily to products sold to smaller customers via wholesalers and retailers. The company participates, and is a leader in, the contract segment. The company's diversification strategy lessens its dependence on the North American contract office furniture market.

The company analyzes BIFMA statistical information as a benchmark comparison against the performance of its contract business in North America and also to that of its competitors. The timing of large project-based business may affect comparisons to this data in any one period. Finally, BIFMA regularly provides its members with industry forecast information, which the company uses internally as one of several considerations in its planning process.

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

For the three months ended ended September 1, 2018, the company's North American shipments and orders, as defined by BIFMA, increased by 2.6 percent and 0.5 percent year-over-year, respectively. BIFMA reported an estimated year-over-year increase in shipments and orders of 6.6 percent and 7.1 percent, respectively for the comparable period.

Performance versus the Consumer Furnishings Sector

We also monitor trade statistics reported by the U.S. Census Bureau, which reports monthly retail sales growth data across a number of retail categories, including Furniture and Home Furnishing Stores. This information provides a relative comparison to our Consumer segment, but is not intended to be an exact comparison. The average monthly year-over-year growth rate in sales for the Furniture and Home Furnishing Stores category for the calendar three month period through ended August 2018, was approximately 4.4 percent. By comparison, net sales in our Consumer segment increased by approximately 6.0 percent as reported and 12.8 percent(*) on an organic basis for the three months ended September 1, 2018.

(*) Non-GAAP measurements; see accompanying reconciliations and explanations.

Consolidated Sales

The following charts present graphically the primary drivers of the year-over-year change in net sales for the three months ended September 1, 2018. The amounts presented in the bar graphs are expressed in millions and have been rounded to eliminate decimals.

Consolidated net sales increased $44.3 million or 7.6 percent in the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018. The following items contributed to the change:

•	Increased sales volumes within the ELA segment of approximately $21 million were driven primarily by broad-based growth across all regions.

•	Sales volumes within the North American segment increased by approximately $12 million, resulting from increased demand within the company's North America office furniture businesses.

•
Adoption of ASC 606 - Revenue from Contracts with Customers at the beginning of fiscal 2019 led to the reclassification of certain pricing elements from Net sales to Cost of sales, which resulted in an increase in Net sales of $8.5 million compared to the same period of the prior year in which revenue was recorded under previous accounting rules.

•
Incremental sales volumes within the Consumer segment of approximately $4 million were driven by growth across the DWR studio, e-commerce and contract channels. In the prior year period, Consumer sales benefited from a change in shipping terms at DWR that increased sales volumes by $5 million.

•	Increased sales volumes within the Specialty segment of approximately $1 million was driven mainly by the company's Maharam subsidiary.

•	Foreign currency translation had a negative impact on net sales of approximately $1 million.

•
The impact of the divestiture of the company's dealerships in Vancouver, Canada in fiscal 2018 had the effect of reducing sales by $0.8 million in the current three month period as compared to the same period of the prior fiscal year.

Consolidated Gross Margin

Consolidated gross margin was 36.0 percent for the three month period ended September 1, 2018 as compared to 37.4 percent for the same quarter of the prior fiscal year. The following factors summarize the major drivers of the year-over-year change in gross margin percentage:

•
Approximately 60 basis points of the year-over-year decrease in gross margin related to the adoption of the new revenue recognition standard (ASC 606) at the beginning of fiscal 2019. This adoption requires recording certain product pricing elements as expenses within cost of goods sold that were previously classified on a net basis within sales. This reclassification lowers gross margin percentage but has no impact on gross margin dollars.

•
Higher manufacturing costs at the company's West Michigan manufacturing facilities related to higher medical costs, depreciation and overtime costs decreased gross margin by approximately 30 basis points as compared to the same period of the prior fiscal year.

•
Shipping and freight costs were unfavorable compared to the same period of the prior year period, which drove a decrease of approximately 20 basis points. This impact was recognized primarily within the company's Consumer reportable segment.

•	Higher commodity costs within the North American operating segment drove an unfavorable impact of approximately 20 basis points relative to the prior year period.

•	The rest of the decrease in gross margin was driven by several factors, including lower alliance revenues during the current year period and product mix changes.

Operating Expenses and Operating Earnings

The following chart presents graphically the primary drivers of the year-over-year change in operating expenses for the three months ended September 1, 2018. The amounts presented in the bar graphs are expressed in millions and have been rounded to eliminate decimals.
Consolidated operating expenses increased by $11.7 million or 7.0 percent in the first quarter of fiscal 2019 compared to the prior year period. The following factors contributed to the change:

•
Restructuring and special charges, primarily associated with the planned CEO transition, consulting fees related to the company's profit optimization initiatives and costs related to the International facilities consolidation plan increased operating expenses by $4.0 million compared to last fiscal year.

•	Depreciation expense increased by approximately $4 million and was driven primarily by capital investment in facilities and systems.

•	Compensation and benefit costs increased $2.2 million due mainly to employee headcount increases and wage inflation.

•
Higher employee incentive costs increased operating expenses by $1.9 million. The increase reflects higher incentive compensation costs that are variable based on the achievement of earnings levels for the fiscal year relative to plan.

•	Warranty costs were $3.7 million lower due to specific reserves incurred in the same period of the prior year that did not recur in the current three month period.

•	The rest of the increase in operating expenses was driven mainly by incremental legal and marketing expenditures.

Operating earnings for the three month period ended September 1, 2018 were $46.0 million or 7.4 percent of sales. This compares to $49.5 million or 8.5 percent of sales for the first quarter of fiscal 2018.

Other Income/Expense

During the three months ended September 1, 2018, net other expense was $1.9 million, a decrease of $1.1 million compared to the same period in the prior year. This decrease resulted mainly from lower interest expense and higher investment income relative to the same period of last fiscal year.

Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law in the United States. The effects of the Act included the reduction of the federal corporate income tax rate from 35 percent to 21 percent and a new participation exemption system of taxation on foreign earnings, among other provisions.

The company has not completed its accounting for all the effects of the Act, as the U.S. Treasury Department and the Internal Revenue Service continue to provide additional guidance. Provisional amounts remain for the one-time U.S. tax liability on certain undistributed foreign earnings and remeasurement of net deferred tax liabilities. See Note 10 of the Consolidated Financial Statements for additional information.

The effective tax rates for the three-month periods ended September 1, 2018 and September 2, 2017 were 20.0 percent and 30.5 percent, respectively. The year over year decrease in the effective tax rate for the three-month period ended September 1, 2018 was the result of the Act. The effective tax rates for the three-month periods ended September 1, 2018 and September 2, 2017 are lower than the United States federal statutory rate due to the mix of earnings in taxing jurisdictions that had rates that were lower than the United States federal statutory rate, along with the research and development tax credit under the Protecting Americans from Tax Hikes ("PATH") Act of 2015. The effective tax rate for the three-month period ended September 1, 2018 was also lower than United United States federal statutory rate due to excess tax benefits from share-based compensation recorded during the current year period.

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

The charts below present the relative mix of net sales and operating earnings across the company's reportable segments during the three month periods ended September 1, 2018. This is followed by a discussion of the company's results, by reportable segment.

North American Furniture Solutions ("North America")

Three Months Ended September 1, 2018
Net sales totaled $343.7 million for the first quarter of fiscal 2019, an increase of 4.6 percent from the first quarter of fiscal 2018. Orders totaled $345.0 million, an increase of 3.0 percent from the same period in the prior year. Organic net sales totaled $344.2 million(*) for the first quarter of fiscal 2019, an increase of 3.5 percent from the first quarter of fiscal 2018. Organic orders totaled $345.6 million, a decrease of 2.4 percent from the same period in the prior year. Operating earnings for the first quarter of fiscal 2019 were $45.0 million or 13.1 percent of sales as compared to $48.7 million or 14.8 percent of sales in the first quarter of fiscal 2018.

•	Sales volumes within the North American segment increased by approximately $12 million, resulting from increased demand within the company's North America office furniture businesses.

•
Adoption of ASC 606 - Revenue from Contracts with Customers at the beginning of fiscal 2019 led to the reclassification of certain pricing elements from Net sales to Cost of sales, which resulted in an increase in Net sales for the North American segment by $5.3 million compared to the same period of the prior year, in which revenue was recorded under previous accounting rules.

•
Deeper contract price discounting, net of incremental list price increases, reduced net sales and operating earnings in the first quarter of fiscal 2019 by roughly $1 million as compared to the prior year.

•
Operating earnings decreased due to higher costs of approximately $3 million at the company's West Michigan manufacturing facilities due to higher commodity costs, medical costs, depreciation expense and overtime costs.

•
Increased depreciation expenses of approximately $2 million, which related to investments in facilities and systems, and workforce related costs, including compensation and benefits and incentive compensation costs decreased operating earnings by roughly $2 million as compared to the prior year period.

•	These decreases in operating earnings were partially offset by increased operating earnings of an estimated $4 million from incremental sales volumes.

ELA Furniture Solutions ("ELA")

Three Months Ended September 1, 2018
Net sales totaled $115.4 million for the first quarter of fiscal 2019, an increase of 23.6 percent from the first quarter of fiscal 2018. Orders totaled $125.0 million, an increase of 15.2 percent from the same period in the prior year. Organic net sales totaled $116.6 million(*) for the first quarter of fiscal 2019, an increase of 22.1 percent from the first quarter of fiscal 2018. Organic orders totaled $126.5 million, an increase of 14.4 percent from the same period in the prior year. Operating earnings for the first quarter of fiscal 2019 were $10.5 million or 9.1 percent of sales as compared to $7.0 million or 7.5 percent of sales in the first quarter of fiscal 2018.

•	Increased sales volumes within the ELA segment of approximately $21 million were driven by broad-based growth, with Asia Pacific and EMEA generating the most significant year-over-year growth.

•
Adoption of ASC 606 - Revenue from Contracts with Customers at the beginning of fiscal 2019 led to the reclassification of certain pricing elements from Net sales to Cost of sales, which resulted in an increase in Net sales for the ELA segment by $2.8 million compared to the same period of the prior year, in which revenue was recorded under previous accounting rules.

•
Operating earnings increased by approximately $7 million in the current three month period of fiscal 2018 due to increased sales volumes. This increase was partially offset by the impact of unfavorable product mix of approximately $2 million and higher restructuring and impairment costs of $1.1 million.

Specialty

Three Months Ended September 1, 2018
Net sales totaled $77.3 million for the first quarter of fiscal 2019, an increase of 2.9 percent from the first quarter of fiscal 2018. Orders totaled $80.1 million, an increase of 6.2 percent from the same period in the prior year. Operating earnings for the first quarter of fiscal 2019 were $3.1 million or 4.0 percent of sales as compared to $1.6 million or 2.1 percent of sales in the first quarter of fiscal 2018.

•
Net sales increased in the first quarter of fiscal 2018 as compared to the same period of the prior year due primarily to increased sales volumes of approximately $1 million, which was driven primarily by the company's Maharam subsidiary businesses.

•
Adoption of ASC 606 - Revenue from Contracts with Customers at the beginning of fiscal 2019 led to the reclassification of certain pricing elements from Net sales to Cost of sales, which resulted in an increase in Net sales for the Specialty segment by $0.4 million compared to the same period of the prior year, in which revenue was recorded under previous accounting rules.

•
Operating earnings increased by approximately $1.5 million in the current three month period of fiscal 2018 due to the increased sales volumes, favorable channel mix and a decrease in warranty expenses of $0.6 million.

Consumer

Three Months Ended September 1, 2018
Net sales totaled $88.2 million for the first quarter of fiscal 2019, an increase of 6.0 percent from the first quarter of fiscal 2018. Orders of $80.5 million increased 5.8 percent from the same period last year. Organic net sales totaled $88.2 million(*) for the first quarter of fiscal 2019, an increase of 12.8 percent from the first quarter of fiscal 2018. Operating earnings for the first quarter of fiscal 2019 were $2.1 million or 2.4 percent of sales as compared to operating earnings of $0.3 million or 0.4 percent of sales in the first quarter of fiscal 2018.

•
Incremental sales volumes within the Consumer segment of approximately $4 million were driven by growth across the DWR studio, e-commerce and contract channels. In the prior year period, Consumer sales benefited from a change in shipping terms at DWR that increased sales volumes by $5 million.

•
Operating earnings increased by approximately $3 million in the current three month period of fiscal 2018 due to increased sales volumes and net pricing benefits. Decreased freight revenue due to changes in shipping policies and an increase in freight costs partially offset these increases in operating earnings.

Corporate

Corporate unallocated expenses totaled $14.7 million for the first quarter of fiscal 2019, an increase of $6.6 million from the first quarter of fiscal 2018. The increase was driven mainly by an increase in special charges of $4.3 million from third party consulting costs related to the company's profit improvement initiatives, as well as transition costs related to the retirement of the company's CEO. Increased legal and depreciation expenses also contributed to the increase in corporate unallocated expenses from the comparative period.

Financial Condition, Liquidity and Capital Resources

The table below presents certain key cash flow and capital highlights for three months ended as indicated.

(In millions)	September 1, 2018	September 2, 2017
Cash and cash equivalents, end of period	$101.7	$80.0
Marketable securities, end of period	8.5	8.7
Cash provided by operating activities	32.9	18.9
Cash used in investing activities	(99.7)	(24.2)
Cash used in financing activities	(33.0)	(13.0)
Capital expenditures	(22.0)	(24.9)
Stock repurchased and retired	(20.8)	(11.1)
Common stock issued	8.5	4.4
Dividends paid	(10.7)	(10.2)
Interest-bearing debt, end of period	281.9	203.9
Available unsecured credit facility, end of period (1)	$165.2	$387.8
(1) Amounts shown are net of outstanding letters of credit of $9.8 million and $8.2 million as of September 1, 2018 and September 2, 2017, respectively, which are applied against availability under the company's unsecured credit facility.

Cash Flows - Operating Activities

Three Month Period Ended September 1, 2018
Cash generated from operating activities was $32.9 million for the three months ended September 1, 2018, as compared to $18.9 million in the same period of the prior year. In the cash flow statement, the company reconciles from Net earnings to Net Cash Provided by Operating Activities. Changes in working capital balances drove a use of cash totaling $25.9 million during the first three months of fiscal 2019. The main factors driving this use of cash were an increase in inventory of $10.7 million, exclusive of the cumulative adjustment upon adoption of ASC 606, and a decrease in accrued compensation and benefits of $12.2 million. Accrued compensation and benefits decreased due to the annual payout of the prior year accrued incentive bonus. These factors more than offset drivers within working capital that increased cash, including a decrease in other accrued liabilities of $5.1 million. Additionally, the company made a voluntary contribution of $12.0 million to its international defined benefit pension plan in the first quarter of fiscal 2018, which also drove a portion of the increase in cash generated from operating activities when compared to prior year.

Three Month Period Ended September 2, 2017
Cash generated from operating activities was $18.9 million for the three month period ended September 2, 2017, as compared to $30.2 million in the same period of the prior year. In the first quarter of fiscal 2018, the company made a voluntary contribution of $12.0 million to its international defined benefit pension plan. Additionally, changes in working capital balances drove a use of cash totaling $21.5 million in the first quarter of fiscal 2018. The main factors driving this use of cash were an increase in inventory of $14.5 million and a decrease in accrued compensation and benefits of $19.0 million. Inventory increased due mainly to stocking new DWR studios, as well as the build of inventory in the ELA segment to fulfill demand in the second quarter. Accrued compensation and benefits decreased due to the annual payout of the prior year accrued bonus and profit sharing. These factors more than offset drivers within working capital that increased cash, primarily an increase in accounts payable of $17.8 million.

Cash Flows - Investing Activities

Investing activities in the first three months of fiscal 2019 resulted in a net cash outflow of $99.7 million as compared to a net cash outflow of $24.2 million in the same period of the prior year. Equity investments in the noncontrolled entities of HAY and Maars and the HAY license agreement resulted in a cash outlay of $71.6 million and $4.8 million, respectively in the first quarter of fiscal 2019.

The company had cash outflows for the purchase of $22.0 million of capital assets in the first three months of fiscal 2019 as compared to $24.9 million during the first three months of the prior year. The decrease in capital expenditures as compared to the prior year was driven mainly by a reduction in expenditures related to manufacturing assets in West Michigan and reduced expenditures in connection with Design Within Reach studio build outs. These decreases were partly offset by increased expenditure related to the United Kingdom facility consolidation.

At the end of the first quarter of fiscal 2019, there were outstanding commitments for capital purchases of $26.6 million compared to $16.5 million at the corresponding date in the prior year. The company expects full-year capital purchases to be between $90 million and $100 million, which will be primarily related to investments in the company's facilities and equipment. This compares to full-year capital spending of $70.6 million in fiscal 2018.

Cash Flows - Financing Activities

Cash outflows from financing activities were $33.0 million for the first three months of fiscal 2019 compared to cash outflows of $13.0 million during the same period of the prior year. Cash inflows from net borrowings were zero and $4.0 million during the first quarter of fiscal 2019 and fiscal 2018, respectively. Cash outflows for dividend payments were $10.7 million and $10.2 million for the three month periods of fiscal 2019 and fiscal 2018, respectively. Cash paid for the repurchase of common stock was $20.8 million and $11.1 million in the first three months of fiscal 2019 and 2018, respectively. Cash inflows for stock issuances related to employee benefit programs were $8.5 million and $4.4 million during the three month periods of fiscal 2019 and fiscal 2018, respectively.

Certain minority shareholders in a subsidiary have the right, at certain times, to require the company to acquire a portion of their ownership interest in those entities at fair value. During the three months ended September 1, 2018, the company purchased $10.0 million of minority ownership shares as compared to $1.0 million in the same period last year. It is possible that within the next two fiscal years the company could be required to acquire the majority of the balance of their ownership interest. The fair value of this redeemable noncontrolling interest as of September 1, 2018 was $20.7 million and is included within "Redeemable noncontrolling interests" on the Consolidated Balance Sheets.

Sources of Liquidity

In addition to cash flows from operating activities, the company has access to liquidity through credit facilities, cash and cash equivalents, and short-term investments. These sources have been summarized below. For additional information, refer to Note 13 to the condensed consolidated financial statements.

(In millions)	September 1, 2018	September 2, 2017
Cash and cash equivalents	$101.7	$80.0
Marketable securities	8.5	8.7
Availability under syndicated revolving line of credit	$165.2	$387.8

At the end of the first quarter of fiscal 2019, the company had cash and cash equivalents of $101.7 million, including $71.1 million of cash and cash equivalents held outside the United States. In addition, the company had marketable securities of $8.5 million held by one of its international subsidiaries.

The subsidiary holding the company's marketable securities is taxed as a United States taxpayer at the company's election. Consequently, for tax purposes, all United States tax impacts for this subsidiary have been recorded. The company maintains it's intent to permanently reinvest the remainder of the cash outside the United States. The Tax Cuts and Jobs Act (the “Act”), enacted on December 22, 2017, assesses a one-time tax on deferred foreign income upon transition to a participation exemption system of taxation. The new system of taxation allows for future distribution of foreign earnings to the U.S. without incremental federal income taxes. The company is considering the impact of the Act and the one-time transition tax on its foreign earnings which are invested in liquidable assets.

The company believes cash on hand, cash generated from operations, and borrowing capacity will provide adequate liquidity to fund near term and foreseeable future business operations, capital needs, future dividends and share repurchases, subject to financing availability in the marketplace.

Contractual Obligations

Contractual obligations associated with ongoing business and financing activities will require cash payments in future periods. A table summarizing the amounts and estimated timing of these future cash payments as of June 2, 2018 was provided in the company's annual report on Form 10-K for the year ended June 2, 2018. There has been no material change in such obligations since that date.

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

Variable Interest Entities

On occasion, the company provides financial support to certain independent dealers in the form of term loans, lines of credit, and/or loan guarantees that may represent variable interests in such entities. As of September 1, 2018, the company was not considered to be the primary beneficiary of any such dealer relationships under FASB ASC Topic 810, Consolidation. Accordingly, the company is not required to consolidate the financial statements of any of these entities as of September 1, 2018.

Contingencies

See Note 12 to the condensed consolidated financial statements.

Critical Accounting Policies

The company strives to report financial results clearly and understandably. The company follows accounting principles generally accepted in the United States in preparing its consolidated financial statements, which require certain estimates and judgments that affect the financial position and results of operations for the company. The company continually reviews the accounting policies and financial information disclosures. A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the company's annual report on Form 10-K for the year ended June 2, 2018. During the first three months of fiscal 2019, the company changed certain accounting policies in connection with the adoption of ASC 606 - Revenue from Contracts with Customers. Refer to Note 3 to the Condensed Consolidated Financial Statements for further information.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The information concerning quantitative and qualitative disclosures about market risk contained in the company’s Annual Report on Form 10-K for its fiscal year ended June 2, 2018 has not changed significantly. The nature of market risks from interest rates and commodity prices has not changed materially during the first three months of fiscal 2019.

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

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the company's Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 1, 2018, and the company's Chief Executive Officer and Chief Financial officer have concluded that, as of that date, the company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

Beginning June 3, 2018, we implemented ASC 606 - Revenue from Contracts with Customers. As a result, the company implemented certain changes to ERP systems and processes related to revenue recognition and the control activities pertaining to them. These changes included the development of new accounting policies that comport with the new revenue standard, contract reviews, revenue recognition cut-off reviews, system control changes and gathering of information needed for disclosures.

Part II - Other Information

Item 1: Legal Proceedings

Referred to in Note 12 of the condensed consolidated financial statements.

Item 1A: Risk Factors

There have been no material changes in the company's risk factors from those set forth in the company's Annual Report on Form 10-K for the year ended June 2, 2018.

Item 2:     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following is a summary of share repurchase activity during the quarter ended September 1, 2018.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (in millions)
6/3/18 - 6/30/18	5,871	$34.19	5,871	$61,888,262
7/1/18 - 7/28/18	328,037	$38.47	328,037	$49,268,550
7/29/18 - 9/1/18	211,958	$37.80	211,958	$41,256,763
Total	545,866		545,866

No repurchase plans expired or were terminated during the first quarter of fiscal 2019, nor do any plans exist under which the company does not intend to make further purchases. The Board has the authority to terminate any further repurchases.

During the period covered by this report, the company did not sell any of its equity securities that were not registered under the Securities Act of 1933.

Item 3: Defaults upon Senior Securities

None

Item 4: Mine Safety Disclosures

Not applicable

Item 5: Other Information

None

Item 6: Exhibits

The following exhibits (listed by number corresponding to the Exhibit table as Item 601 in Regulation S-K) are filed with this Report:

Exhibit Number	Document

3.1	Restated Articles of Incorporation

3.2	Amended and Restated Bylaws

10.1	Employment Agreement dated August 3, 2018 between Herman Miller, Inc. and Andrea R. Owen, Chief Executive Officer

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

HERMAN MILLER, INC.

October 10, 2018	/s/ Andrea R. Owen
Andrea R. Owen
Chief Executive Officer
(Duly Authorized Signatory for Registrant)

October 10, 2018	/s/ Jeffrey M. Stutz
Jeffrey M. Stutz
Chief Financial Officer
(Duly Authorized Signatory for Registrant)